Form 10-K
period 1994-01-01
STANLEY WORKS
filed 1994-03-31
CIK 93556

References to pages in incorporated documents refer to the page numbers in the paper copy of such documents.

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     Form 10-K
                                   ANNUAL REPORT

        (Mark One)
          X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

        For the fiscal year ended January 1, 1994

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        For the transition period from                     to
        Commission file 1-5224
                                 The Stanley Works
               (Exact name of registrant as specified in its charter)

                      CONNECTICUT                        06-0548860
          (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)           Identification Number)
                  1000 Stanley Drive
               New Britain, Connecticut                     06053
        (Address of principal executive offices)         (Zip Code)

                                   (203) 225-5111
                          (Registrant's telephone number)
            Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
                Title of each class                  on which registered

         Common Stock--Par Value $2.50 Per Share   New York Stock Exchange
                                                   Pacific Stock Exchange

         9% Notes due 1998
         7 3/8% Notes Due December 15, 2002

         Securities registered pursuant to Section 12(g) of the Act:  None

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X                  No

       Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

       The aggregate market value of Common Stock, Par Value $2.50 Per Share, held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on March 28, 1994 was approximately $1.75 billion.
     As of March 28, 1994, there were 44,848,818 shares of Common Stock, Par Value $2.50 Per Share, outstanding.


     DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Annual Report to shareholders for the year ended January 1, 1994 are incorporated by reference into Parts I and II.

       Portions of the definitive Proxy Statement dated March 9, 1994, filed with the Commission pursuant to Regulation 14A, are incorporated by reference into Part III.

                                  FORM 10-K

                                    Part I

          Item 1.   Business

          1(a) General Development of Business. During 1993, the company acquired several businesses for a total of $24.0 million. The most significant of the businesses acquired were Friess & Co. KG, a German manufacturer and marketer of paint rollers and brushes and Rikkoh-Sha Co. Ltd., a mechanics tools distributor in Japan. On June 30, 1993, the company sold all of the stock of Taylor Rental Corporation, franchisor of the nation's largest system of general rental centers for do-it-yourselfers and commercial customers.

          1(b) Industry Segment Information. Industry segment information on page 15 of Registrant's Annual Report to shareholders for the year ended January 1, 1994 is incorporated herein by reference.

          1(c) Narrative Description of Business. Registrant's operations can be classified into three industry segments:
      Tools, Hardware and Specialty Hardware.

          Tools. The Tools segment consists of consumer, industrial and engineered tools. Consumer tools includes hand tools such as measuring instruments, planes, hammers, knives, wrenches, sockets, screwdrivers, saws, chisels, boring tools, masonry, tile and drywall tools, paint preparation and paint application tools. Industrial tools includes industrial and mechanics hand tools, including STANLEY-PROTO industrial tools and MAC mechanics tools and high-density industrial storage and retrieval systems. Engineered tools includes air tools, hydraulic tools and STANLEY-BOSTITCH fastening tools and fasteners.

          Hardware. The hardware segment consists of hardware such as hinges, hasps, brackets, bolts, latches, closet hardware and organizer systems and other shelving, screen and storm door hardware, hardware for sliding, folding and pocket doors, residential door hardware, mirrors and mirrored closet doors.

          Specialty Hardware. The specialty hardware segment consists of residential door systems such as original and replacement garage and entry doors, power-operated doors and gates and home automation products, including garage door openers, electronic controls and other similar products.

          Competition. The company competes on the basis of its manufacturing capabilities, extensive distribution system and merchandising service, the breadth of its product lines, its reputation for product quality, its well-known trademarks and its electronic data interchange ("EDI") capabilities. The company believes that its significant long-term investments have made it an industry leader in the utilization of EDI.

          The company encounters active competition in all of its activities from both larger and smaller companies that offer the same or similar products and services or that produce different products appropriate for the same uses. In 1993, the company's approximately $70 million investment in new equipment and advanced business systems resulted in improved manufacturing processes and decreased inventories and transaction costs both for the company and its customers.

          In the company's consumer hand tool and consumer hardware businesses, a small number of competitors produce a range of products somewhat comparable to the company's, but the majority of its competitors compete only with respect to one or more individual products within a particular line. The company believes that it is the largest manufacturer of consumer hand tools in the world and that it offers the broadest line of such products. The company believes that its market position in the U.S. and Canada for consumer hardware is comparable to or greater than that of its major competitors and that it offers the broadest line of hinges and home hardware, which represents the most important part of its hardware product sales.

          In the company's industrial hand tool business in the U.S., the company believes that it is a leading manufacturer of high-density industrial storage cabinets. In the company's engineered hand tool business in the U.S., the company believes that it is the leader in the manufacture and sale of pneumatic fastening tools and related fasteners to professional contractors and to the furniture and pallet industries as well as the leading manufacturer of portable and mounted hydraulic tools.

          In the company's non-consumer hardware business in the U.S., the company believes that it is a leading manufacturer of residential and architectural hardware products, mirrored closet doors and hardware for sliding, folding and pocket doors and screen and storm door hardware; and a leading supplier of closet rods, supports, brackets and wall mirrors.

          In the company's specialty hardware business, the company believes that it is a leader in the U.S. with respect to the manufacture and sale of insulated steel residential entry doors, garage door openers and automatic sliding and swinging doors and gate openers for commercial and industrial use.

          Customers. A substantial portion of the company's products are sold through home centers and mass merchant distribution channels in the U.S. A consolidation of retailers in these channels is occurring. These customers constitute a growing percent of the company's sales and are important to the company's operating results. While this consolidation and the geographic expansion of these large retailers provide the company with opportunities for growth, the increasing size and importance of individual customers creates a certain degree of exposure to potential volume loss. The loss of certain of the larger home centers as customers could have a material adverse effect on each of the company's business segments until either such customers are replaced or the company makes the necessary adjustments to compensate for the loss of business. The company has addressed this issue by strategically focusing on excellence in customer service, new product innovations, and distribution channel development.

          Raw Materials. The company's products are manufactured primarily of steel and other metals, although some are of wood or plastic. The raw materials required are available from a number of sources at competitive prices. The company does not purchase a significant amount of its supplies under long-term contracts, however, it has relationships of long standing with many of its suppliers. The company has experienced no difficulties in obtaining supplies in recent periods.

          Backlog. At February 5, 1994, the company had approximately $130 million in unfilled orders compared with $126 million in unfilled orders at February 6, 1993. All these orders are reasonably expected to be filled within the current fiscal year. Most customers place orders for immediate shipment and as a result, the company produces primarily for inventory, rather than to fill specific orders.

          Patents and Trademarks. No segment of Registrant's business is dependent, to any significant degree, on patents, licenses, franchises or concessions. The company owns numerous patents, none of which are material to the company's operations as a whole. These patents expire from time to time over the next 17 years. The company holds licenses, franchises and concessions, none of which individually or in the aggregate is material to the company's operations as a whole. These licenses, franchises and concessions vary in duration from one to 17 years.

          The company has numerous trademarks that are utilized in its businesses worldwide. The STANLEY and STANLEY (in a notched rectangle) trademarks are material to all three business segments. These well-known trademarks enjoy a reputation for excellence. In addition, in the Tools segment, the Bostitch , Powerlock , Tape Rule Case Design (Powerlock) , MAC Tools , Proto , and Vidmar trademarks are material to the business.

          Environmental Regulations. The company is subject to various environmental laws and regulations in the U.S. and foreign countries where it has operations. Future laws and regulations are expected to be increasingly stringent and will likely increase the company's expenditures related to environmental matters.

           The company is involved with remedial and other environmental compliance activities at some of its current and former sites. Additionally, the company, together with other parties, has been named a potentially responsible party ("PRP") with respect to nine Superfund sites. Current laws potentially impose joint and several liability upon each PRP. In assessing its potential liability at these sites, the company has considered the following: the solvency of the other PRP's, whether responsibility is being disputed, the terms of existing agreements, experience at similar sites, and the fact that its volummetric contribution at these sites is relatively small.

           The company's policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The amounts recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information which becomes available. As of year-end 1993, the company had reserves of $18 million, primarily for remediation activities associated with company-owned properties as well as for Superfund sites.

          Actual costs to be incurred at identified sites in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. Subject to the imprecision in estimating future environmental costs, the company does not expect that any sum it may have to pay in connection with environmental matters in excess of the amounts recorded will have a materially adverse effect on its financial position, results of operations or liquidity.

          Power-generating Subsidiary. Under the General Statutes of Connecticut, the company is deemed to be a "holding company" that controls an electric company as a result of its being the sole shareholder of Farmington River Power Co., a power-generating subsidiary of the company since 1916. Under such statute, no organization or person may take any action to acquire control of such a holding company without the prior approval of the Connecticut Department of Public Utility Control.

          Employees. During 1993, the company had an average of 18,988 employees, approximately 12,750 of whom were employed in the U.S. Of these U.S. employees, approximately 23% are covered by collective bargaining agreements with approximately 12 labor unions. The majority of the company's hourly- and weekly-paid employees outside the U.S. are covered by collective bargaining agreements. Approximately 1,200 of the hourly-paid production and maintenance employees who are employed by the company's operations in New Britain, Connecticut are covered by agreements with the International Association of Machinists and Aerospace Workers that expire in May 1994. The balance of the company's labor agreements expire in 1994, 1995 and 1996. There have been no significant interruptions or curtailments of the company's operations in recent years due to labor disputes. The company believes that its relationship with its employees is good.

          1(d) Financial information about foreign and domestic operations and export sales. Geographic area information on page 15 of the Annual Report to shareholders for the year ended
      January 1, 1994 is incorporated herein by reference.

          Item 2. Properties.

          As of January 1, 1994, Registrant and its subsidiaries operated facilities for manufacturing and distribution in 22 states and 21 foreign countries. The Registrant believes that its facilities are suitable and adequate for its business. The Registrant utilizes approximately 14,126,100 square feet of floor space in its business, of which approximately 3,972,067 square feet of floor space is leased.

          A summary of material locations (over 50,000 square feet) that are owned by the Registrant and its subsidiaries are:

          Tools

          Phoenix, Arizona; Visalia, California; Clinton and New Britain, Connecticut; Atlanta, Georgia; Shelbyville, Indiana; Kansas City, Kansas; Worcester, Massachusetts; Two Harbors, Minnesota; Hamlet and Sanford, North Carolina; Claremont, New Hampshire; Columbus, Georgetown, Sabina and Washington Court House, Ohio; Allentown and York, Pennsylvania; East Greenwich, Rhode Island; Cheraw, South Carolina; Pulaski and Shelbyville, Tennessee; Dallas and Wichita Falls, Texas; Pittsfield and Shaftsbury, Vermont; Hedelberg West, Ingleburn, Moonah and Wangaratta, Australia; Sao Paulo, Brazil; Smiths Falls, Canada; Pecky, Czech Republic; Ecclesfield, Hellaby and Sheffield, England; Besancon Cedex and Maxonchamp, France; Surabaya, Indonesia; Puebla, Mexico; Taichung Hsien, Taiwan; and Amphur Bangpakong, Thailand.

          Hardware

          Chatsworth and San Dimas, California; New Britain,
      Connecticut; Richmond, Virginia; Brampton and New Hamburg,
      Canada; and Sheffield, England.

          Specialty Hardware

          Farmington, Connecticut; Birmingham, Novi and Troy, Michigan; and Covington, Ohio.

          A summary of material locations (over 50,000 square feet) that are leased by the Registrant and its subsidiaries are:

          Tools

          Costa Mesa and Rancho Cucamonga, California; Covington, Georgia; Charlotte, North Carolina; Cleveland, Ohio; Milwaukie, Oregon; Carrollton, Texas; Coburg, Australia; Burlington and Mississauga, Canada; Northampton, England; and Saverne, France.

          Hardware

          Chatsworth, California; Lenexa, Kansas; Tupelo, Mississippi; and Oakville, Ontario.

          Specialty Hardware

          Rancho Cucamonga, California; Orlando, Florida; Winchester, Virginia; Langley and Montreal, Canada.

          Item 3.  Legal Proceedings.

          3(a) The company is a party to a number of proceedings before federal and state regulatory agencies relating to environmental remediation. Also, the company, along with many other companies, has been named as a potentially responsible party in a number of administrative proceedings for the remediation of various waste sites, including nine Superfund sites. In addition, in the normal course of business, the company is involved in various lawsuits and claims. The company does not expect that the resolution of these matters will have a material adverse effect on the company's consolidated financial position or results of operations.

          3(b) (i) On May 22, 1990, a federal grand jury sitting in St. Louis, Missouri indicted four manufacturers and five individuals, charging each with one count of illegal price fixing activities in the sale of architectural hinges. Architectural hinges, which are heavy hinges used for non-residential applications, constitute a small portion of the business of one division of the company and do not involve a substantial portion of the company's overall business.

               In addition to the company, the companies indicted were The Hager Hinge Company, McKinney Products Company, and Lawrence Brothers, Inc. The individuals named in the indictment were John
      F. Hollfelder (who left the company's employ in 1988), Robert A. Haversat and David B. Gibson of McKinney Products Company, and John A. Lawrence of Lawrence Brothers, Inc. Richard G. Martin (who left the company's employ in 1992) was also indicted. On October 29, 1992, a jury acquitted Mr. Martin. The indictment charged that between 1986 and 1988 the defendants conspired to raise the price of architectural hinges. On May 16, 1991, the company, McKinney Products Company and Lawrence Brothers, Inc. entered pleas of nolo contendere with the U.S. District Court for the Eastern District of Missouri. On October 14, 1992, Mr. Hollfelder and The Hager Hinge Company pled guilty as a part of plea agreements with the government. On July 13, 1993, the company was sentenced to a fine of $6 million, of which $1 million was to be given to certain educational institutions for the purpose of establishing courses and seminars on business ethics.

               (ii) In July and August 1990, the company was named as a defendant in two class actions filed in the California state court in San Francisco on behalf of a class of indirect purchasers of architectural hinges in California alleging the company and others with violations of the California antitrust statute. On December 18, 1991 and February 18, 1992, the defendants in these California actions entered into a classwide settlement agreement with the plaintiff class representatives. On April 30, 1992, the California state court granted the plaintiff's motion for final approval of the class action settlements and dismissed the two class actions with prejudice. On December 19, 1991, the company was named as a defendant in a third civil action filed in the California state court in Los Angeles purporting to sue on behalf of a class of indirect purchasers of architectural hinges in California for alleged violation of the California antitrust statute. The plaintiff subsequently agreed to participate in, and be bound by, the settlement in the San Francisco actions, and to dismiss the Los Angeles case voluntarily.

          3(c) On or about June 21, 1991, a putative class action complaint was filed in the U.S. District Court for the District of Connecticut naming the company and its directors as defendants. On May 14, 1992, the plaintiffs filed an amended complaint, and on or about October 19, 1992, the plaintiffs filed a third amended complaint, alleging that (i) the company's proxy statement for its 1991 annual meeting violated the federal proxy rules by failing to disclose in connection with shareholder approval of the company's 1990 Stock Option Plan (the "Stock Option Plan"), among other things, the existence of Newell Co.'s

      ("Newell") interest in the company and certain discussions between Newell and the company's representatives, (ii) the director defendants breached their fiduciary duty to the company's shareholders by approving the Stock Option Plan and the transactions announced on June 7, 1991 solely to thwart a combination with Newell, (iii) the director defendants wasted corporate assets by, among other things, authorizing the prosecution of litigation against Newell, (iv) the director defendants wrongfully approved the sale of the company's Common Stock to the Employee Stock Ownership Plans ("ESOPs") on June 7, 1991 without previously disclosing that Newell had made a filing under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("Hart-Scott") and (v) the director defendants failed to maximize shareholder values by approving transactions that would thwart Newell or any other potential acquiror of the company.

               In an opinion and order dated October 26, 1992, the court certified the plaintiffs' federal proxy claims to proceed on behalf of a class composed of (1) all current shareholders of the company, and (2) all company shareholders of record as of February 8, 1991 who were entitled to vote at the 1991 Annual Meeting of Shareholders or their successors in interest. The court declined to certify the plaintiffs' state law claims because these claims were now brought derivatively on behalf of the company.

               On June 3, 1993, the court granted final approval to an agreement between the parties to settle the class and derivative action, and the case was dismissed with prejudice.

          3(d) From time to time Mac Tools, Inc., a wholly owned subsidiary of the company ("Mac Tools") has been sued by former distributors of Mac Tools alleging breach of contract, breach of fiduciary duty, intentional infliction of emotional distress and fraud, and claims based on state unfair trade practices, business opportunity and franchise laws, and seeking compensatory and punitive damages. In 1991, a jury in such a suit, awarded the plaintiff former distributor compensatory damages of $40,000 and punitive damages of $500,000; in 1992, a jury in such a suit, awarded $129,000 in compensatory damages and $2.2 million in punitive damages.

               As of the end of 1991 there were 22 such cases pending. During 1992, 38 suits were commenced against Mac Tools and 11 suits were terminated by settlement, judgment or otherwise. As of the end of 1992, there were 49 such suits pending. During 1993, 32 suits were commenced against Mac Tools, Inc. and 17 suits were terminated by settlement, judgment or otherwise. As of the end of 1993, there were 64 such suits pending.

               The results for 1993 include a fourth quarter charge of $15 million to reflect both the late January 1994 settlement of

      132 filed and threatened lawsuits by former distributors against Mac Tools and the accrual of reserves to cover unsettled and potential claims. After these settlements, there were four claims outstanding. The company has taken steps to improve its relationship with its distributors and an ombudsman program has been established to provide liaison with former distributors. Management believes that these actions will reduce the number and size of future settlements and expenses related to this kind of litigation and that any such expenses will not have a material adverse effect on the company's financial position, results of operations or liquidity.

          3(e) In May 1988, the U.S. Customs Service (the "Customs
      Service") initiated an investigation of possible violations of the country-of-origin marking provisions of the U.S. customs laws by National Hand Tool Corporation (then a wholly owned subsidiary and presently a division of the company) ("NHT"). Section 304 of the Tariff Act of 1930, 19 U.S.C. Section 1304, requires that foreign-made goods be marked with their country of origin.

               The investigation focused on two types of alleged activity that they claim began prior to the company's acquisition of NHT in December 1986 and continued until August 1988. One is that NHT personnel are claimed to have removed country-of-origin marks from certain hand tools and components (including screwdriver shanks, mallets and prybars) that had been imported by NHT for assembly and resale. The other is the alleged failure to place foreign origin markings on finished sockets and components for socket wrench sets that NHT made from imported forgings.

               On March 2, 1993, the U.S. government instituted an action against the company in the United States Court of International Trade alleging that NHT had engaged in the intentional removal of country-of-origin marks from imported screwdrivers, mallets and prybars and failed to place country-of-origin markings on forgings that it imported for manufacture into sockets and other socket wrench components during the period from December 31, 1986 through August 10, 1988. The suit claimed that by these actions the company perpetrated a fraud and effectuated the illegal entry of the imported articles into the United States in violation of 19 U.S.C. Section 1592, and sought $7,113,951 in civil penalties and $592,730 in additional marking duties. At issue were 146 entries, eight of which were of screwdrivers, mallets and prybars and 138 of which were of sockets and socket wrench parts.

               The company moved to dismiss this action on various grounds, including a failure by Customs to adhere to statutorily mandated procedures that are preconditions for judicial actions for penalties. On December 20, 1993, the Court granted the company's motion and dismissed the suit, holding that Customs had failed to exhaust its administrative remedies and had denied the company a reasonable opportunity to be heard at the administrative level. On February 16, 1994 the U.S. government commenced an appeal of this decision.


          Item 4.  Submission of Matters to a Vote of Security Holders.

          No matter was submitted during the fourth quarter of the Registrant's last fiscal year to a vote of security holders.

          Executive Officers. The following is a list of the executive officers of the Registrant:

                                                                        Elected
      Name, Age, Birthdate               Office                        to Office


   J. S. Amtmann (46)   Vice President, Corporate Marketing          7/1/93
          (10/10/47)         Development.  Joined Stanley in 1969;
                             1984 President and General Manager,
                             Home Automation; 1988 President and
                             General Manager, Mac Tools; 1992 Vice
                             President, Corporate Marketing
                             Development.

   R. H. Ayers (51)     Chairman, President and Chief Executive      4/19/89
          (10/12/42)         Officer.  Joined Stanley in 1972;
                             1985 Chief Operating Officer and
                             President; 1987 President and Chief
                             Executive Officer.

   B. Bennett (50)      Vice President, Human Resources.  Joined     7/1/92
          (6/4/43)           Stanley in 1984 as Taylor Rental Train-
                             ing Manager; 1990 Director, Organi-
                             zation Development; 1991 Vice President,
                             Human Resources, Stanley Access
                             Technologies.

   J. P. Callahan (48)  Vice President, Taxes.  Joined Stanley       1/1/90
          (12/10/45)         in 1978; 1979 Director of Corporate
                             Taxes.

   T. K. Clarke (62)    Vice President, Corporate Development.       5/1/82
          (1/21/32)

   J. B. Gustafson (50) Vice President, Information Systems.         1/1/90
          (5/10/43)          Joined Stanley in 1977; 1986 Director
                             of Information Systems.

   R. Huck (49)         Vice President, Finance and Chief            7/1/93
          (2/22/45)          Financial Officer.  Joined Stanley
                             in 1970; 1987 Controller, Stanley Tools;
                             1990 Vice President and Controller.

   R. A. Hunter (47)    President and Chief Operating Officer.       7/1/93
          (12/15/46)         Joined Stanley in 1974.  1987 Vice
                             President, Finance and Chief Financial
                             Officer.

                                                                      Elected
    Name, Age, Birthdate             Office                           to Office



   T. F. Prime (38)     Vice President and Controller.  Joined        7/1/93
          (9/9/55)           Stanley in 1989 from Ernst & Young,
                             certified public accountants; 1989
                             Director of Consolidations and
                             Accounting Services; 1990 Director of
                             Accounting and Financial Reporting.


   S. S. Weddle (55)    Vice President, General Counsel               1/1/88
          (11/9/38)          and Secretary.






      Executive officers serve at the pleasure of the Board of Directors. Unless otherwise indicated, each officer has had the same position with the Registrant for five years.

                                   Part II


               Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters. Registrant incorporates by reference the "Shareholders of record at end of year" from pages 16 and 17 and the "Investor Information" on page 33 of its Annual Report to shareholders for the year ended January 1, 1994.

               Item 6.  Selected Financial Data.  Registrant
      incorporates by reference pages 16 and 17 of its Annual Report to shareholders for the year ended January 1, 1994.

               Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Registrant incorporates by reference pages 18 through 20 of its Annual Report to shareholders for the year ended January 1, 1994.

               Item 8. Financial Statements and Supplementary Data. The consolidated financial statements and report of independent auditors included on pages 21 to 31 and page 14, respectively, of the Annual Report to shareholders for the year ended January 1, 1994 are incorporated herein by reference.

               Item 9.  Disagreements on Accounting and Financial
      Disclosure.  None.


                                   Part III


               Item 10.  Directors and Executive Officers of the
      Registrant. Registrant incorporates by reference pages 2 to 6 of its definitive Proxy Statement, dated March 9, 1994.

               Item 11.  Executive Compensation.  Registrant
      incorporates by reference the material captioned "Executive
      Compensation" on pages 6, 8 to 15 of its definitive Proxy
      Statement, dated March 9, 1994.

               Item 12.  Security Ownership of Certain Beneficial
      Owners and Management. Registrant incorporates by reference the material captioned "Security Ownership" on pages 6 and 7 of its definitive Proxy Statement, dated March 9, 1994.

               Item 13.  Certain Relationships and Related
      Transactions.  None.

                                   PART IV

               Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          14(a)  Index to documents filed as part of this report:

           1. and 2.  Financial Statements and Financial Statement
      Schedules.

      The response to this portion of Item 14 is submitted as a separate section of this report (see page F-1).

           3. Exhibits

      See Exhibit Index on page E-1.



           14(b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report:


              Date of Report                  Items Reported


           1. October 20, 1993           Press release dated October
                                         20, 1993 announcing third
                                         quarter results.

           2. October 27, 1993           Press release dated October
                                         27, 1993 announcing the
                                         election of a new director.

           3. November 17, 1993          Press release dated November
                                         17, 1993 announcing fourth
                                         quarter dividend.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                        THE STANLEY WORKS

                                        By /s/Richard H. Ayers
                                           Richard H. Ayers, Chairman
                                           and Chief Executive Officer
      March 2, 1994

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 2, 1994 by the following persons on behalf of the Registrant and in the capacities indicated.

      /s/Richard H. Ayers               /s/Eileen S. Kraus
      Richard H. Ayers, Chairman,       Eileen S. Kraus, Director
      Chief Executive Officer and
      Director
                                        /s/Gerald A. Lamb
                                        Gerald A. Lamb, Director
      /s/Richard Huck
      Richard Huck, Vice President,
      Finance and Chief Financial       /s/George A. Lorch
      Officer                           George A. Lorch, Director


      /s/Theresa F. Prime               /s/Walter J. McNerney
      Theresa F. Prime, Vice President Walter J. McNerney, Director and Controller (Chief Accounting
      Officer)

                                        /s/Gertrude G. Michelson
      /s/Merle H. Banta                 Gertrude G. Michelson, Director
      Merle H. Banta, Director


      /s/Stillman B. Brown              /s/John S. Scott
      Stillman B. Brown, Director       John S. Scott, Director


      /s/Edgar R. Fiedler               /s/Hugo E. Uyterhoeven
      Edgar R. Fiedler, Director        Hugo E. Uyterhoeven, Director


      /s/James G. Kaiser                /s/Alfred W. Van Sinderen
      James G. Kaiser, Director         Alfred W. Van Sinderen, Director


                                        /s/Walter W. Williams
                                        Walter W. Williams, Director

      FORM 10-K--ITEM 14(a) (1) and (2)

      THE STANLEY WORKS AND SUBSIDIARIES

      INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

          The following consolidated financial statements and report of independent auditors of The Stanley Works and subsidiaries, included in the Annual Report of the Registrant to its shareholders for the fiscal year ended January 1, 1994, are incorporated by reference in
      Item 8:

          Report of Independent Auditors

          Consolidated Statements of Earnings--fiscal years ended January 1, 1994, January 2, 1993 and December 28, 1991.

          Consolidated Balance Sheets--January 1, 1994 and January 2,
      1993.

          Consolidated Statements of Cash Flows--fiscal years ended January 1, 1994, January 2, 1993 and December 28, 1991.

          Consolidated Statements of Changes in Shareholders'
      Equity--fiscal years ended January 1, 1994, January 2, 1993 and December 28, 1991.

          Notes to Consolidated Financial Statements.

          The following consolidated financial statement schedules of The Stanley Works and subsidiaries are included in Item 14(d):



          F-4,5     Schedule V--Property, Plant and Equipment

          F-6       Schedule VI--Accumulated Depreciation, Depletion, and
                       Amortization of Property, Plant and Equipment

          F-7       Schedule VIII--Valuation and Qualifying Accounts

          F-8       Schedule IX--Short-Term Borrowings

          F-9       Schedule X--Supplementary Income Statement Information


          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

      CONSENT OF INDEPENDENT AUDITORS


      We consent to the incorporation by reference in this Annual Report (Form 10-K) of The Stanley Works of our report dated January 31, 1994, included in the 1993 Annual Report to Shareholders of The Stanley Works.

      Our audits also included the consolidated financial statement schedules of The Stanley Works listed in Item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

      We also consent to the incorporation by reference in the following registration statements of our report dated January 31, 1994, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the consolidated financial statement schedules included in this Annual Report (Form 10-K) of The Stanley Works.

          Registration Statement (Form S-8 No. 2-93025)
          Registration Statement (Form S-8 No. 2-96778)
          Registration Statement (Form S-8 No. 2-97283)
          Registration Statement (Form S-8 No. 33-16669)
          Registration Statement (Form S-3 No. 33-12853)
          Registration Statement (Form S-3 No. 33-19930)
          Registration Statement (Form S-8 No. 33-30623)
          Registration Statement (Form S-8 No. 33-30629)
          Registration Statement (Form S-8 No. 33-39553)
          Registration Statement (Form S-8 No. 33-41611)
          Registration Statement (Form S-8 No. 33-41612)
          Registration Statement (Form S-3 No. 33-46212)
          Registration Statement (Form S-3 No. 33-47889)



                                                       ERNST & YOUNG


      Hartford, Connecticut
      March 29, 1994

      CONSENT OF INDEPENDENT AUDITORS


      We consent to the incorporation by reference in the following registration statements pertaining to the Savings Plan for Salaried Employees of The Stanley Works of our report dated March 18, 1994, with respect to the financial statements and schedules of the Savings Plan for Salaried Employees of The Stanley Works for the year ended December 31, 1993 included in this Annual Report (Form 10-K) as Exhibit 99(i) for the fiscal year ended January 1, 1994.

          Registration Statement (Form S-8 No. 2-97283)
          Registration Statement (Form S-8 No. 33-30629)
          Registration Statement (Form S-8 No. 33-41612)




                                             ERNST & YOUNG


      Hartford, Connecticut
      March 29, 1994



























                                     F-3(i)

      CONSENT OF INDEPENDENT AUDITORS


      We consent to the incorporation by reference in the following registration statements pertaining to the Savings Plan for Hourly Paid Employees of The Stanley Works of our report dated March 18, 1994, with respect to the financial statements and schedules of the Savings Plan for Hourly Paid Employees of The Stanley Works for the year ended December 31, 1993 included in this Annual Report (Form 10-K) as Exhibit 99(ii) for the fiscal year ended January 1, 1994.

               Registration Statement (Form S-8 No. 2-96778)
               Registration Statement (Form S-8 No. 33-30623)
               Registration Statement (Form S-8 No. 33-41611)




                                             ERNST & YOUNG


      Hartford, Connecticut
      March 29, 1994



























                                     F-3(ii)


                                        SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                            THE STANLEY WORKS AND SUBSIDIARIES
                             Fiscal years ended January 1, 1994, January 2, 1993 and December 28, 1991
                                               (In Millions of Dollars)

               COL. A                  COL. B        COL. C        COL. D        COL. E        COL. F
                                    Balance at    Additions at                  Other Changes  Balance
                                  Beginning of      Cost                        Add(Deduct)     at End of
          CLASSIFICATION            Period           (2)          Retirements    Describe(1)     Period

  Fiscal year ended January 1, 1994:

     Land                           $       30.7  $        2.7  $       (0.7) $       (0.3) $       32.4
     Buildings                             221.5          17.2          (3.9)         (3.1)        239.7
     Machinery and equipment               828.6          57.6         (33.2)         (3.1)        846.9
                                    ---------------------------------------------------------------------
                                    $    1,088.8  $       77.5  $      (37.8) $       (9.5) $    1,119.0
                                    =====================================================================

  Fiscal year ended January 2, 1993:

     Land                           $       30.1  $        2.3  $       (1.2) $       (0.5) $       30.7
     Buildings                             217.8          17.8          (2.9)         (3.2)        229.5
     Machinery and equipment               797.6          70.4         (20.0)        (19.4)        828.6
                                    ---------------------------------------------------------------------
                                    $    1,045.5  $       90.5  $      (24.1) $      (23.1) $    1,088.8
                                    ====================================================================

  Fiscal year ended December 28, 1991:

     Land                           $       23.5  $        7.2  $       (0.6) $        0.0  $       30.1
     Buildings                             203.4          16.2          (2.9)          1.1         217.8
     Machinery and equipment               752.5          68.7         (22.7)         (0.9)        797.6
                                     --------------------------------------------------------------------
                                    $      979.4  $       92.1  $      (26.2) $        0.2  $    1,045.5
                                    =====================================================================

  Note:  (1)  Foreign currency translation adjustments and reclassifications between categories.
         (2)  Additions in 1993, 1992 and 1991 include $8.8, $25.0, and $28.7 respectively, related to acquisitions described in Note B to the consolidated financial statements.
              Other additions for the years shown consist principally of expenditures for productivity improvements and expansion for production facilities.

                                  SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                         THE STANLEY WORKS AND SUBSIDIARIES
                        Fiscal years ended January 1, 1994, January 2, 1993 and December 28, 1991



                  COL. A                   COL. B        COL. C        COL. D        COL. E        COL. F
                                        Balance at     Additions                   Other Changes   Balance
                                      Beginning of     at Cost                      Add(Deduct)    at End of
              CLASSIFICATION            Period           (2)         Retirements    Describe (1)    Period


    Depreciation rates for financial accounting purposes are based, in general, on the following estimated lives:


                                                       United States                 Foreign
                                                        Companies                   Companies
                                                       ------------                ------------

    Factory buildings                                    15-50 years               15-50 years
    Land and Building improvements                        4-40 years                5-50 years
    Leasehold improvements                                   2 years to                2 years to
                                                               life of lease             life of lease
    Tools, machinery and equipment                        2-30 years                2-25 years
    Furniture and office equipment                        3-20 years                2-20 years
    Automobiles                                           2- 7 years                2- 7 years
    Trucks                                                3-10 years                3- 7 years
    Airplane                                                 7 years












                       SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                       OF PROPERTY, PLANT AND EQUIPMENT
                                      THE STANLEY WORKS AND SUBSIDIARIES
                       Fiscal years ended January 1, 1994, January 2, 1993 and December 28, 1991


              COL. A                 COL. B        COL. C        COL. D        COL. E        COL. F
                                  Balance at     Additions                    Other Changes   Balance
                                 Beginning       Charged to    Retirements     Add(Deduct)    at End of
        CLASSIFICATION            of Period   Cost and Expenses               Describe (1)     Period

  Fiscal year ended January 1, 1994:

     Buildings                    $       73.0  $        7.1  $       (0.9) $       (0.4) $       78.8
     Machinery and equipment             449.2          56.0  $      (27.9) $       (3.6) $      473.7
                                  ---------------------------------------------------------------------
                                  $      522.2  $       63.1  $      (28.8) $       (4.0) $      552.5
                                  ======================================================================
  Fiscal year ended January 2, 1993:

     Buildings                    $       67.9  $        6.4  $       (1.1) $       (0.2) $       73.0
     Machinery and equipment             415.9          56.0         (15.4)         (7.3)        449.2
                                  ----------------------------------------------------------------------
                                  $      483.8  $       62.4  $      (16.5) $       (7.5) $      522.2
                                  ======================================================================
  Fiscal year ended December 28, 1991:

     Buildings                    $       62.7  $        5.7  $       (1.1) $        0.6  $       67.9
     Machinery and equipment             378.4          55.7         (18.5)          0.3         415.9
                                  ----------------------------------------------------------------------
                                  $      441.1  $       61.4  $      (19.6) $        0.9  $      483.8
                                  ======================================================================

Note:(1)Foreign currency translation adjustments and reclassifications between categories.

                                                    F - 6

                                     SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                        THE STANLEY WORKS AND SUBSIDIARIES
                     Fiscal years ended January 1, 1994, January 2, 1993, and December 28, 1991
                                            (In Millions of Dollars)

                 COL.  A                COL.  B            COL.  C             COL.  D     COL.  E
                                                          ADDITIONS
                                                        (1)           (2)
                                        Balance at    Charged       Charged     Deductions   Balance
               Description              Beginning     to Costs      to Other    -Describe      at End
                                        of Period    and Expenses   Accounts                 of Period

      Fiscal year ended January 1, 1994:
       Reserves and allowances
        deducted from asset
         accounts:
          Allowance for
           doubtful accounts:
              Current                        $22.9        $12.7         $1.6 (C)   $18.4 (A)    $24.8
                                                           (0.1) (B)     6.1 (D)
              Noncurrent                       0.0                                                0.0

      Fiscal year ended January 2, 1993:
       Reserves and allowances
        deducted from asset
         accounts:
          Allowance for
           doubtful accounts:
                Current                      $17.6        $12.0         $1.1 (C)    $9.5 (A)    $22.9
                                                           (0.5) (B)     2.2 (D)
                Noncurrent                     3.8                                   3.8 (D)      0.0

  Fiscal year ended December 28, 1991:
       Reserves and allowances
        deducted from asset
         accounts:
          Allowance for
           doubtful accounts:
                Current                      $14.7         $7.4         $1.6 (C)    $6.0 (A)    $17.6
                                                           (0.1) (B)
                Noncurrent                     4.9          0.7          0.4 (D)     2.2 (A)      3.8

      Notes:   (A)  Represents doubtful accounts charged off, less recoveries of accounts previously charged off.
               (B)  Represents foreign currency translation adjustments.
               (C)  Represents opening balances related to acquired companies.
               (D)  Represents net transfers from other accounts.


                                       SCHEDULE IX--SHORT-TERM BORROWINGS
                                       THE STANLEY WORKS AND SUBSIDIARIES
                    Fiscal years ended January 1, 1994, January 2, 1993, and December 28, 1991
                                            (In Millions of Dollars)

                      Col. A              Col. B     Col. C      Col. D      Col. E      Col. F

                                                                Maximum     Average     Weighted
                                                    Weighted     Amount     Amount       Average
CATEGORY OF AGGREGATE                     Balance    Average   Outstanding  Outstanding  Interest rate
SHORT-TERM BORROWINGS                    at End of   Interest   During the   During the   During the
                                          Period      Rate        Period       Period      Period
                                                                              (2)          (3)


   Fiscal year ended January 1, 1994:

      Notes payable to banks  (1)            $42.3        4.6%      $89.0       $75.4          4.5%


   Fiscal year ended January 2, 1993:

       Notes payable to banks  (1)           $20.2        6.6%      $98.7       $62.5          5.0%


    Fiscal year ended December 28, 1991:

       Notes payable to banks  (1)            $9.6       13.0%      $14.8       $10.3         17.3%

 Notes:        (1)  Notes payable to banks represent borrowings under lines of credit agreements and commercial paper.

               (2) The average amount outstanding during the period was computed by dividing the total of daily outstanding principal balances during the year by the number of days in the year.

               (3) The weighted average interest rate during the period was computed by dividing the actual interest expense on short-term notes payable to banks by the average short-term notes payable outstanding.



                SCHEDULE X-SUPPLEMENTARY INCOME STATEMENT INFORMATION
                        THE STANLEY WORKS AND SUBSIDIARIES
      Fiscal years ended January 1, 1994, January 2, 1993, and December 28, 1991
                              (In Millions of Dollars)

                    COL. A                             COL. B

                     ITEM                   Charged to Costs and Expenses



                                             1993        1992        1991

      Maintenance and repairs                $51.9       $50.7       $43.8



      Advertising costs                       52.3        54.2        48.2



      Note: Amounts for depreciation and amortization of intangible assets, royalties and the individual components of "taxes, other than payroll and income taxes" are not presented, as such amounts are less than 1% of total sales and revenues.



                                 EXHIBIT LIST



      (3)  (i)        Restated Certificate of Incorporation
                      (incorporated by reference to Exhibit (3)(i) to Quarterly Report on Form 10-Q for quarter ended
                      June 30, 1990)

           (ii)       By-laws (incorporated by reference to Exhibit
                      (3)(i) to Current Report on Form 8-K dated
                      September 1, 1993)

      (4)  (i)        Indenture defining the rights of holders of 9-
                      1/4% Sinking Fund Debentures Due 2016, 7-3/8%
                      Notes Due December 15, 2002 and 9% Notes due 1998
                      (incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-4344 filed March
                      27, 1986)

           (ii) First Supplemental Indenture, dated as of June 15, 1992 between the company and Shawmut Bank Connecticut, National Association (formerly known as The Connecticut National Bank) (incorporated by reference to Exhibit (4)(c) to Registration Statement No. 33-46212 filed July 21, 1992)

                 (a) Certificate of Designated Officers establishing Terms of 9-1/4% Sinking Fund Debentures
                      (incorporated by reference to Exhibit (a)(4)(ii) to Quarterly Report on Form 10-Q for quarter ended March 29, 1986)

                 (b) Certificate of Designated Officers establishing Terms of 9% Notes (incorporated by reference to Exhibit (4)(i)(c) to Annual Report on Form 10-K for year ended January 2, 1988)

                 (c) Certificate of Designated Officers establishing Terms of 7-3/8% Notes Due December 15, 2002 (incorporated by reference to Exhibit (4)(ii) to Current Report on Form 8-K dated December 7,
                      1992)

           (iii) (a)  Rights Agreement, dated February 26, 1986
                      (incorporated by reference to Exhibit 1 to Registration Statement on Form 8-A dated March 18, 1986)



                                     E-1-

      (4)  (iii) (b)  Rights Agreement Amendment, dated December 16,
                      1987 to the rights agreement dated February 26, 1986 (incorporated by reference to Exhibit 1 to Registration Statement on Form 8-A dated December 31, 1987)

                 (c) Rights Agreement Amendment No. 2, dated July 20, 1990 to the Rights Agreement dated as of February 26, 1986, as amended December 16, 1987 (incorporated by reference to Exhibit (a) (4) (i) to Quarterly Report on Form 10-Q for quarter ended June 30, 1990)

                 (d) Rights Agreement Amendment No. 3, dated October 24, 1991 to the Rights Agreement dated as of February 26, 1986, as amended December 16, 1987 and July 20, 1990 (incorporated by reference to Exhibit (4)(i) to Quarterly Report on Form 10-Q for quarter ended September 28, 1991)

           (iv) Facility Agreement providing for the DFL 100,000,000 borrowing by Stanley-Bostitch, S.A., S.I.C.F.O.-Stanley S.A., and Societe de Fabrications Bostitch S.A., guaranteed by The Stanley Works, dated March 22, 1991 (incorporated by reference to Exhibit (4)(i) to Quarterly Report on Form 10-Q for quarter ended June 29,
                      1991)

           (v) Credit Agreement, effective January 1, 1988, with Shawmut Bank Connecticut, National Association (formerly known as The Connecticut National Bank) (incorporated by reference to Exhibit (4)(v) to Quarterly Report on Form 10-Q for quarter ended June 29, 1991)

           (vi) Credit Agreement, effective June 1, 1991, with Mellon Bank, N.A. (incorporated by reference to Exhibit (4)(vi) to Quarterly Report on Form 10-Q for quarter ended June 29, 1991)

           (vii) Credit Agreements, dated as of April 1, 1992, with seven banks (incorporated by reference to Exhibit (4) to Quarterly Report on Form 10-Q for quarter ended March 28, 1992)

                 (a) Agreements extending the termination date of the Credit Agreements to April 1, 1996


                                     E-2-

      (4)  (viii)     Credit Agreement, dated August 25, 1993, between
                      Societe de Fabrications Bostitch S.A. and
                      Citibank N.A. guaranteed by The Stanley Works.

           (ix) Credit Agreement, dated August 25, 1993, between Stanley-Bostitch, S.A. and Citibank N.A.
                      guaranteed by The Stanley Works.

           (x) Credit Agreement, dated August 25, 1993, between S.I.C.F.O. - Stanley S.A. and Citibank N.A.
                      guaranteed by The Stanley Works.

      (10) (i) Executive Agreements (incorporated by reference to Exhibit 10(i) to Annual Report on Form 10-K for year ended January 3, 1987)*

           (ii)       Deferred Compensation Plan for Non-Employee
                      Directors as amended December 20, 1989
                      (incorporated by reference to Exhibit 10(ii) to Annual Report on Form 10-K for year ended
                      December 30, 1989)*

           (iii) 1978 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10(iii) to Annual Report on Form 10-K for year ended December 31, 1988)*

           (iv) Deferred Compensation Plan for Participants in Stanley's 1978 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit (10)(iv) to Annual Report on Form 10-K for year ended
                      December 31, 1988)*

           (v) 1988 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10(v) to Annual Report on Form 10-K for year ended December 31, 1988)*

          (vi)        Management Incentive Compensation Plan
                      (incorporated by reference to Exhibit 10(vi) to Annual Report on Form 10-K for year ended
                      December 31, 1988)*

          (vii) Deferred Compensation Plan for Participants in Stanley's Management Incentive Plans as amended December 2, 1992 (incorporated by reference to
                      Exhibit 10(vii) to Annual Report on Form 10-K for year ended January 2, 1993)*

          (viii) Restated Supplemental Pension Plan for Salaried Employees of The Stanley Works effective as of January 1, 1993*

      *      Management contract or compensation plan or arrangement

                                     E-3-

      (10) (ix)       Term Loan Agreement dated as of May 13, 1988
                      between the Savings and Retirement Trust for Salaried Employees and Wachovia Bank and Trust
                      Company N.A. and related Guaranty dated as of May
                      13, 1988 from The Stanley Works to Wachovia Bank and Trust Company, N.A. (incorporated by reference to Exhibit 10(x) to Annual Report on Form 10-K for year ended December 31, 1988)

           (x) Loan and Guarantee Agreement dated as of June 6, 1989 among The Stanley Works Savings Trust for Hourly Paid Employees, The Stanley Works and Wachovia Bank and Trust Company, N.A., Massachusetts Mutual Life Insurance Company and The Lincoln National Life Insurance Company (incorporated by reference to Exhibit 10(i) to Quarterly Report on Form 10-Q for quarter ended July 1, 1989)

          (xi) Loan and Guarantee Agreement dated as of June 6, 1989 among The Stanley Works Savings and Retirement Trust, The Stanley Works and Wachovia Bank and Trust Company, N.A., Massachusetts Mutual Life Insurance Company, The Lincoln National Life Insurance Company, First Penn-Pacific Life Insurance Company, Security-Connecticut Life Insurance Company- Universal Life, Lincoln National Life Reinsurance Company and American States Life Insurance Company-Universal Life (incorporated by reference to Exhibit (10)(ii) to Quarterly Report on Form 10-Q for quarter ended July 1, 1989)

          (xii)       Receivables Purchase Agreement dated as of
                      December 1, 1993, among THE STANLEY WORKS, MAC TOOLS, INC., STANLEY BOSTITCH, INC., the
                      PURCHASERS listed on the signature pages hereof, and WACHOVIA BANK OF GEORGIA, NATIONAL
                      ASSOCIATION, as Agent.

           (xiii)(a) The Stanley Works Non-Employee Directors' Benefit Trust Agreement dated December 27, 1989 and amended as of January 1, 1991 by and between The Stanley Works and Connecticut National Bank (incorporated by reference to Exhibit
                      (10)(xvii)(a) to Annual Report on Form 10-K for year ended December 29, 1990)






                                     E-4-

      (10) (xiii)(b)  The Stanley Works Employees' Benefit Trust
                      Agreement dated December 27, 1989 and amended as of January 1, 1991 by and between The Stanley Works and Connecticut National Bank (incorporated by reference to Exhibit (10)(xvii)(b) to Annual Report on Form 10-K for year ended December 29,1990)

           (xiv) 1990 Stock Option Plan (incorporated by reference to Exhibit (10)(xviii) to Annual Report on Form 10-K for year ended December 29, 1990)*

           (xv) Term Note, dated as of June 7, 1991, by State Street Bank and Trust Company, as Trustee for the Savings Plan for Salaried Employees of The Stanley Works, to Stanley Works Funding Corporation (incorporated by reference to Exhibit
                      (10)(xxi) to Current Report on Form 8-K dated
                      June 7, 1991)

           (xvi) Term Note, dated as of June 7, 1991, by State Street Bank and Trust Company, as Trustee for the Savings Plan for Hourly Paid Employees of The Stanley Works, to Stanley Works Funding Corporation (incorporated by reference to Exhibit
                      (10)(xxii) to Current Report on Form 8-K dated
                      June 7, 1991)

           (xvii) Master Leasing Agreement, dated September 1, 1992 between BLC Corporation and The Stanley Works (incorporated by reference to Exhibit (10)(i) to Quarterly Report on Form 10-Q for quarter ended September 26, 1992)

      (11)            Statement re computation of per share earnings

      (12) Statement re computation of ratio of earnings to fixed charges

      (13)            Annual Report to shareholders for year ended
                      January 1, 1994

      (21)            Subsidiaries of Registrant

      (23)            Consents of Independent Auditors (at page F-2, F-
                      3(i) and F-3(ii))


      *      Management contract or compensation
             plan or arrangement

                                     E-5-

      (99) (i) Financial Statements and report of independent auditors for the year ended December 31, 1993, of the Savings Plan for Salaried Employees

           (ii) Financial Statements and report of independent auditors for the year ended December 31, 1993, of the Savings Plan for Hourly Paid Employees

           (iii)      Policy on Confidential Proxy Voting and
                      Independent Tabulation and Inspection of
                      Elections as adopted by The Board of Directors October 23, 1991 (incorporated by reference to Exhibit (28)(i) to Quarterly Report on Form 10-Q for quarter ended September 28, 1991)

           (iv) Description of Capital Stock (incorporated by reference to Exhibit 28(iv) to Annual Report on Form 10-K for the year ended January 2, 1993)































                                     E-6-