Form 10-Q
period 1994-04-02
STANLEY WORKS
filed 1994-05-17
CIK 93556

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934
                   For the period ended April 2, 1994

                                    or

            [ ] Transition Report Pursuant to Section 13 of 15(d) of
                      the Securities Exchange Act of 1934
                         For the transition period from
                            [     ]  to  [     ]



                       Commission file number 1-5224

              I.R.S. Employer Identification Number 06-0548860

                            THE STANLEY WORKS

                        (a Connecticut Corporation)
                            1000 Stanley Drive
                       New Britain, Connecticut 06053
                         Telephone: (203) 225-5111


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 44,777,086 shares of the company's Common Stock ($2.50 par value) were outstanding as of May 6, 1994.

               PART 1 - FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS

               THE STANLEY WORKS AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF EARNINGS
                    (Millions of Dollars)

                                                        FIRST QUARTER
                                                        1994     1993

  Net Sales                                         $  585.7 $  553.4

  Costs and Expenses
       Cost of sales                                   394.4    374.7
       Selling, general and
          administrative                               133.8    130.1
       Interest - net                                    7.4      7.3
       Other - net                                       8.8      3.8
                                                      -------  -------
                                                       544.4    515.9
                                                      -------  -------

  Earnings Before Income Taxes
    and Cumulative Effect of
    Accounting Change                                   41.3     37.5

  Income Taxes                                          15.7     14.5
                                                      -------  -------
  Earnings Before Cumulative
    Effect of Accounting Change                         25.6     23.0

  Cumulative Effect of Accounting
    Change for Postemployment
    Benefits                                                     (8.5)
                                                      -------  -------
  Net Earnings                                      $   25.6 $   14.5
                                                      =======  =======
  Net Earnings Per Share of
       Common Stock:

      Before Cumulative Effect of
      Accounting Change                             $   0.57 $   0.51

      Cumulative Effect of
      Accounting Change                                         (0.19)
                                                      -------  -------
  Net Earnings Per Share of
       Common Stock                                 $   0.57 $   0.32
                                                      =======  =======

  Dividends per share                               $   0.34 $   0.33

  Average shares outstanding                          44,771   45,274
       (in thousands)

  See notes to consolidated financial statements.


                        THE STANLEY WORKS AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                             (Millions of Dollars)
                                                    April 2    January 1
                                                     1994        1994
    ASSETS
    Current Assets
        Cash and cash equivalents                $     36.5  $     43.7
        Accounts and notes receivable, net            389.6       371.2
        Inventories                                   327.5       308.1
        Other current assets                           35.5        35.6
                                                     ------      ------
    Total Current Assets                              789.1       758.6

    Property, Plant and Equipment                   1,128.4     1,119.0
        Less: accumulated depreciation               (567.4)     (552.5)
                                                    -------     -------
                                                      561.0       566.5

    Goodwill and Other Intangibles                    169.0       171.5
    Other Assets                                       77.6        80.3
                                                    -------     -------
                                                 $  1,596.7  $  1,576.9
                                                    =======     =======
    LIABILITIES AND SHAREHOLDERS' EQUITY
    Current Liabilities
        Notes payable                            $     79.5  $     42.3
        Current maturities of long-term debt            9.6         9.8
        Accounts payable                               94.2       103.3
        Accrued expenses                              178.0       201.7
                                                    -------     -------
    Total Current Liabilities                         361.3       357.1

    Long-Term Debt                                    380.1       377.2
    Deferred Income Taxes                              35.3        36.0
    Other Liabilities                                 125.7       125.7

    Shareholders' Equity
        Common stock                                  115.4       115.4
        Capital in excess of par value                 72.0        73.1
        Retained earnings                             882.3       871.1
        Foreign currency translation adjustment       (58.4)      (56.7)
        ESOP Debt                                    (259.4)     (261.5)
                                                    -------     -------
                                                      751.9       741.4
        Less: cost of common stock in treasury         57.6        60.5
    Total Shareholders' Equity                        694.3       680.9
                                                    -------     -------
                                                 $  1,596.7  $  1,576.9
                                                    =======     =======

    See notes to consolidated financial statements.









                     THE STANLEY WORKS AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Millions of Dollars)
                                                             FIRST QUARTER
                                                               1994   1993
   Operating Activities
     Net Earnings                                            $ 25.6 $ 14.5
     Depreciation and amortization                             21.2   22.1
     Provision for postemployment benefits                            13.5
     Net gain on sale of non-operating asset                         (24.0)
     Other non-cash items                                       5.3    5.0
     Changes in operating assets
        and liabilities                                       (58.0) (35.5)
                                                              ------ ------
     Net cash used by
        operating activities                                   (5.9)  (4.4)

   Investing Activities
     Capital expenditures                                     (13.2) (14.5)
     Proceeds from sales of assets                              1.6    1.1
     Proceeds from sale of non-operating asset                        32.9
     Business acquisitions                                            (0.9)
     Other                                                     (0.3)   0.9
                                                              ------ ------
     Net cash provided (used) by
        investing activities                                  (11.9)  19.5

   Financing Activities
     Payments on long-term debt                                (0.5)  (1.3)
     Proceeds of long-term borrowings                                  0.1
     Net short-term bank financing                             38.2   24.8
     Proceeds from issuance of common stock                     0.3    0.4
     Purchase of common stock for treasury                           (26.5)
     Cash dividends on common stock                           (29.9) (15.0)
                                                              ------ ------
     Net cash provided (used) by
        financing activities                                    8.1  (17.5)

   Effect of exchange rate changes on cash                      2.5   (0.8)
                                                              ------ ------
   Decrease in Cash and
      Cash Equivalents                                         (7.2)  (3.2)

   Cash and Cash Equivalents,
      Beginning of Period                                      43.7   81.1
                                                              ------ ------
   Cash and Cash Equivalents,
      End of First Quarter                                   $ 36.5 $ 77.9
                                                              =====  =====

    See notes to consolidated financial statements.


                          THE STANLEY WORKS AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CHANGES
                                 IN SHAREHOLDERS' EQUITY
                                 (Millions of Dollars)

                                                    THREE MONTHS
                                                  1994       1993


    Balance at beginning of year              $   680.9  $   696.3

    Net earnings                                   25.6       14.5

    Currency translation adjustment                (1.7)       0.1

    Cash dividends declared                       (15.2)     (15.0)

    Net issuance of common stock                    2.6      (24.9)

    ESOP debt                                       2.1        2.0
                                                 -------    ------
    Balance at end of first quarter           $   694.3  $   673.0
                                                 =======    ======






    See notes to consolidated financial statements.






                      THE STANLEY WORKS AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 April 2, 1994



NOTE A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring items) considered necessary for a fair presentation of the results of operations for the interim periods have been included. For further information, refer to the consolidated financial statements and footnotes included in the company's annual report on Form 10-K for the year ended January 1, 1994.


NOTE B - Computation of Earnings Per Share

Earnings per share are based upon the weighted average number of common shares outstanding. The exercise of outstanding stock subscriptions and options would not result in a material dilution of earnings per share. (See Exhibit 11)


NOTE C - Inventories

The classification of inventories at the end of the first quarter of 1994 and at year-end 1993, in millions of dollars, is as follows:

                              April 2            January 1
                                1994                1994
                               ------              ------

Finished products            $ 211.9              $ 195.7
Work in process                 63.5                 61.1
Raw materials                   49.3                 48.7
Supplies                         2.8                  2.6
                               ------              ------
                             $ 327.5              $ 308.1
                               ======              ======

NOTE D - Cash Flow Information

Interest paid during the first quarter of 1994 and 1993 amounted to $8.2 million and $8.1 million, respectively.

Income taxes paid during the first quarter of 1994 and 1993 were $10.4 million and $9.0 million, respectively.

NOTE E - Other-net Expenses

In the consolidated statement of earnings for the first quarter of 1993, Other-net included a gain of $24.0 million ($.33 per share) from the sale of a portion of the company's investment in Max Co., Ltd. Also included in Other-net were additional charges for a fine levied by U.S. District Court in Missouri for $7.0 million ($.10 per share) and contingency reserves of $15.7 million ($.21 per share) related to product liability litigation, restructuring activities and environmental remediation.

NOTE F - Restatement

Certain 1993 amounts in the Business Segment Information were reclassified to conform to the 1994 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

First quarter sales of $586 million were the highest first quarter sales ever experienced by the company and represented a 6% increase over the prior year. Net earnings of $26 million represented an 11% increase over first quarter 1993 and was slightly higher than the record set in the first quarter 1989. These improvements are the result not only of strengthening markets, but of the company's continued focus on operational excellence.

Net sales growth was generated primarily by unit volume increases, the most significant of which was in the U.S. Only minor price increases were realized increasing sales by 1%; however, this
increase was offset by the negative effects of currency.    The
incremental effect of acquisitions increased sales by an additional
1%.

First quarter earnings per share of $.57 represented a 12% increase over comparable earnings per share of $.51 reported in 1993. The
$.51 per share reported for 1993 excludes the effects of the accounting change for FAS 112.

Gross margins improved to 32.7% from 32.3% in the prior year quarter. The improvement in margins was even more notable when compared with 31.2% reported in the fourth quarter 1993. Manufacturing efficiencies achieved from increased volume, especially in the company's Mechanics Tools division, were principally responsible for the improvement. Operating expenses were also reduced, as a percent of sales, to 22.8% compared with 23.5% in the first quarter 1993.

Interest-net expenses of $7 million were 1.3% of first quarter sales, generally consistent with the prior year. Other-net expenses for the period were $9 million compared with $4 million in the same quarter a year ago. Included in Other-net in 1993 was a pretax gain of $24 million ($.33 per share) from the sale of a non-operating asset and charges of $22.7 million ($.31 per share ) for contingency reserves.

Net sales in the U.S. were up 6%, principally from internal growth. The U.S. industrial, engineered and construction markets continued
to exhibit strong growth.   Price increases of 1% were offset by
the net incremental effects of acquisitions and divestitures.

Net sales in Europe for the first quarter were 6% higher than last year, reflecting a 3% unit volume increase primarily within the consumer tools businesses. Recent acquisitions increased sales by 5%. Minor price increases added 1% to sales, while the currency effects of a stronger dollar decreased sales by 3%.

Net sales in Other Areas increased 5% for the quarter compared with the same period a year ago. Strong internal growth in the Pacific Rim more than offset continued weakness in Canada and Australia and resulted in a net 3% increase in unit sales. In addition, the incremental effect of acquisitions increased sales by 3%. The net effect of currency and price was a 1% decrease in sales.
Operating profits of $6 million were lower than the prior year as a result of the integration costs associated with a recent acquisition.

Net sales in the Tools segment increased 6% for the quarter primarily the result of internal growth in the company's industrial and engineered tools categories. Consumer tool businesses continued to experience only modest growth. Price increases of 1% were offset by the negative effects of currency. The incremental
effect of acquisitions added 1% to sales.   Operating profits
increased 28% from the first quarter 1993 to $48 million.
Operating profits reported in 1993 included approximately $4 million of restructuring charges. Operating margins of 11% were much improved over prior year margins reported of 9.1% (10.0% without the one-time charges).

Hardware segment net sales were 2% lower than first quarter sales reported a year ago. Unit volume declined by 2% and was the result of weak consumer activity in Canada and Europe and, to a lesser extent, in the U.S. Net price increases of 1% were offset by the
negative effects of currency.   Operating profits of $9 million
included costs associated with an earthquake that damaged the Chatsworth, California mirror manufacturing facility. Operating margins of 11.5% would have been 13.2% excluding the incurred property losses related to the earthquake. Operating margins in the first quarter 1993 were 13.6%.

Specialty Hardware sales for the first quarter 1994 were 13% higher than the first quarter of 1993. The gain was almost entirely the result of higher unit volume in the U.S. Operating margins, which are generally lower in the first quarter for this segment, were 4.7%, representing a significant improvement over margins of 1.2%
reported last year.   Prior year margins were depressed due to raw
material cost increases, especially in wood, and manufacturing process problems.

The company considers the first quarter results to be early confirmation that optimism for 1994 is well founded. Strength in the industrial and construction markets in the U.S. should continue to contribute to the company's results. The company expects improving conditions in its consumer markets as the year progresses assuming that the interest rate environment remains favorable for homeowners and consumers. The company continues to feel positive about the outlook for 1994.

Liquidity and Sources of Capital

During the first quarter of 1994, the company experienced a $7.2 million decrease in its cash position, primarily the result of increased working capital needs associated with growth in its businesses. Temporary short-term borrowings helped fund capital expenditures and the payment of dividends.

Capital expenditures for the year are forecast at approximately
$70 million.

                          THE STANLEY WORKS AND SUBSIDIARIES
                              BUSINESS SEGMENT INFORMATION
                                     (Millions of Dollars)
                                                      FIRST  QUARTER
                                                      1994       1993
  INDUSTRY SEGMENTS

  Net Sales
    Tools
       Consumer                                   $   162.6  $   158.9
       Industrial                                     130.5      115.2
       Engineered                                     148.6      141.8
                                                    --------   --------
            Total Tools                               441.7      415.9
    Hardware                                           77.6       78.9
    Specialty Hardware                                 66.4       58.6
                                                    --------   --------
         Consolidated                             $   585.7  $   553.4
                                                    ========   ========

  Operating Profit
    Tools                                         $    48.4  $    37.9
    Hardware                                            8.9       10.7
    Specialty Hardware                                  3.1        0.7
                                                    --------   --------
      Total                                            60.4       49.3
    Net corporate expenses                            (11.0)      (3.5)
    Interest expense                                   (8.1)      (8.3)
                                                    --------   --------
       Earnings before
         income taxes                             $    41.3  $    37.5
                                                    ========   ========

  GEOGRAPHIC AREAS

  Net Sales
    United States                                 $   420.2  $   396.7
    Europe                                             88.4       83.2
    Other Areas                                        77.1       73.5
                                                    --------   --------
         Consolidated                             $   585.7  $   553.4
                                                    ========   ========

  Operating Profit
    United States                                 $    44.8  $    33.7
    Europe                                              9.7        8.6
    Other Areas                                         5.9        7.0
                                                    --------   --------
         Total                                    $    60.4  $    49.3
                                                    ========   ========

  See notes to consolidated financial statements.








                         PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

     On May 6, 1994, the U.S. government withdrew its appeal of a decision by the Court of International Trade issued on December 20, 1993 dismissing an action instituted by the U.S. government against the Company. The action had alleged that National Hand Tool Corporation (formerly a wholly owned subsidiary and presently a division of the company) ("NHT") had engaged in the intentional removal of country-of-origin marks from imported screwdrivers, mallets and prybars and failed to place country-of-origin marking on forgings that it imported for manufacture into sockets and other socket wrench components. The U.S. government alleged that this activity began prior to the company's acquisition of NHT in 1986 and continued to August 1988.

Item 6. - Exhibits and Reports on Form 8-K

    (b) Reports on Form 8-K.

     Registrant filed a Current Report on Form 8-K, dated January 31, 1994, in respect of the Registrant's press release announcing year end results.

     Registrant filed a Current Report on Form 8-K, dated March 2, 1994, in respect of the Registrant's press release announcing its first quarter dividend.


                                Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE STANLEY WORKS

Date: May 17, 1994                    By:  R. Huck

                                           R. Huck
                                           Vice President, Finance
                                           and Chief Financial Officer

Date: May 17, 1994                    By:  T. F. Prime

                                           T. F. Prime
                                           Vice President and
                                           Controller (Chief Accounting
                                           Officer)