Form 10-Q
period 1994-07-02
STANLEY WORKS
filed 1994-08-11
CIK 93556

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934
                   For the quarterly period ended July 2, 1994

                                    or

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: shares of the company's Common Stock ($2.50 par value) were outstanding 44,800,943 as of August 5, 1994.

               PART 1 - FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS


               THE STANLEY WORKS AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF EARNINGS
                    (Millions of Dollars)

                                    SECOND QUARTER         SIX MONTHS
                                    1994     1993        1994      1993

  Net Sales                     $  628.8 $  565.2   $ 1,214.5 $ 1,118.6

  Costs and Expenses
       Cost of sales               418.6    383.5       813.0     758.2
       Selling, general and
          administrative           139.4    128.5       273.2     258.6
       Interest - net                7.8      6.0        15.2      13.3
       Other - net                   9.0      4.0        17.8       7.8
                                  -------  -------    --------  -------
                                   574.8    522.0     1,119.2   1,037.9
                                  -------  -------    --------  -------
  Earnings Before Income Taxes
    and Cumulative Effect of
    Accounting Change               54.0     43.2        95.3      80.7

  Income Taxes                      20.3     16.2        36.0      30.7
                                  -------  -------    --------  -------
  Earnings Before Cumulative
    Effect of Accounting Change     33.7     27.0        59.3      50.0

  Cumulative Effect of Accounting
    Change for Postemployment
    Benefits                                                       (8.5)
                                  -------  -------    --------  -------
  Net Earnings                  $   33.7 $   27.0   $    59.3 $    41.5
                                  =======  =======    ========  =======
  Net Earnings Per Share of
       Common Stock:

      Before Cumulative Effect of
      Accounting Change         $   0.75 $   0.60   $    1.32 $    1.11

      Cumulative Effect of
      Accounting Change                                           (0.19)
                                  -------  -------    --------  -------
  Net Earnings Per Share of
       Common Stock             $   0.75 $   0.60   $    1.32 $    0.92
                                  =======  =======    ========  =======

  Dividends per share           $   0.34 $   0.33   $    0.68 $    0.66

  Average shares outstanding      44,829   44,971      44,798    45,152
       (in thousands)

[FN]
  See notes to consolidated financial statements.

                        THE STANLEY WORKS AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                             (Millions of Dollars)

                                                    July 2     January 1
                                                     1994        1994
    ASSETS
    Current Assets
        Cash and cash equivalents                $     33.8  $     43.7
        Accounts and notes receivable, net            416.4       371.2
        Inventories                                   352.6       308.1
        Other current assets                           32.4        35.6
                                                     ------      ------
    Total Current Assets                              835.2       758.6

    Property, Plant and Equipment                   1,115.4     1,119.0
        Less: accumulated depreciation               (557.6)     (552.5)
                                                    -------     -------
                                                      557.8       566.5

    Goodwill, Patents and Other Intangibles           169.7       171.5
    Other Assets                                       80.9        80.3
                                                    -------     -------
    Total Assets                                 $  1,643.6  $  1,576.9
                                                    =======     =======
    LIABILITIES AND SHAREHOLDERS' EQUITY
    Current Liabilities
        Notes payable                            $     76.5  $     42.3
        Current maturities of long-term debt            9.8         9.8
        Accounts payable                              101.2       103.3
        Accrued expenses                              194.2       201.7
                                                    -------     -------
    Total Current Liabilities                         381.7       357.1

    Long-Term Debt                                    385.6       377.2
    Deferred Income Taxes                              34.9        36.0
    Other Liabilities                                 123.1       125.7

    Shareholders' Equity
        Common Stock                                  115.4       115.4
        Capital in excess of par value                 71.6        73.1
        Retained earnings                             901.6       871.1
        Foreign currency translation adjustment       (55.5)      (56.7)
        ESOP Debt                                    (257.3)     (261.5)
                                                    -------     -------
                                                      775.8       741.4
        Less: cost of common stock in treasury         57.5        60.5
    Total Shareholders' Equity                        718.3       680.9
                                                    -------     -------
    Total Liabilities & Shareholders' Equity     $  1,643.6  $  1,576.9
                                                    =======     =======

[FN]
    See notes to consolidated financial statements.

                     THE STANLEY WORKS AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Millions of Dollars)

                                                SECOND QUARTER  SIX MONTHS
                                                 1994   1993   1994    1993
   Operating Activities
     Net Earnings                              $ 33.7 $ 27.0 $  59.3 $ 41.5
     Depreciation and amortization               21.6   17.7    42.8   39.8
     Provision for postemployment benefits                             13.6
     Net gain on sale of non-operating asset                          (24.0)
     Other non-cash items                        11.2    0.4    16.5    5.3
     Changes in operating assets
        and liabilities                         (27.0) (35.1)  (85.0) (70.6)
                                                ------ ------ ------  ------
     Net cash provided by
        operating activities                     39.5   10.0    33.6    5.6

   Investing Activities
     Capital expenditures                       (17.9) (11.7)  (31.1) (26.2)
     Proceeds from sales of assets                4.8    0.9     6.4    2.0
     Proceeds from sale of non-operating asset                         32.9
     Business acquisitions                       (5.1)          (5.1)  (0.9)
     Other                                       (2.7)  (3.6)   (3.0)  (2.7)
                                                ------ ------ ------  ------
     Net cash provided (used) by
        investing activities                    (20.9) (14.4)  (32.8)   5.1

   Financing Activities
     Payments on long-term debt                  (0.2) (65.7)   (0.7) (67.0)
     Net short-term bank financing               (3.7)  39.8    34.5   64.7
     Proceeds from issuance of common stock       0.3    0.2     0.6    0.6
     Purchase of common stock for treasury       (0.8)          (0.8) (26.5)
     Cash dividends on common stock             (15.2) (29.7)  (45.1) (44.7)
                                                ------ ------ ------  ------
     Net cash used by
        financing activities                    (19.6) (55.4)  (11.5) (72.9)

   Effect of Exchange Rate Changes on Cash       (1.7)   0.4     0.8   (0.4)
                                                ------ ------ ------ ------
   Decrease in Cash and Cash Equivalents         (2.7) (59.4)   (9.9) (62.6)
   Cash and Cash Equivalents,
      Beginning of Period                        36.5   77.9    43.7   81.1
                                                ------ ------ ------  ------
   Cash and Cash Equivalents,
      End of Second Quarter                    $ 33.8 $ 18.5 $  33.8 $ 18.5
                                                =====  =====   ===== ======

[FN]
    See notes to consolidated financial statements.

                          THE STANLEY WORKS AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CHANGES
                                 IN SHAREHOLDERS' EQUITY
                                 (Millions of Dollars)

                                                     SIX MONTHS
                                                  1994       1993

    Balance at beginning of year              $   680.9  $   696.3

    Net earnings                                   59.3       41.5

    Currency translation adjustment                 1.2       (6.5)

    Cash dividends declared                       (30.5)     (29.7)

    Net issuance of common stock                    3.2      (22.9)

    ESOP debt                                       4.2        3.9
                                                --------   -------
    Balance at end of second quarter          $   718.3  $   682.6
                                                ========   =======

 [FN]
    See notes to consolidated financial statements.

                      THE STANLEY WORKS AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 July 2, 1994



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


NOTE C - Inventories

The classification of inventories at the end of the second quarter of 1994 and at year-end 1993, in millions of dollars, is as follows:

                              July 2            January 1
                                1994                1994
                               ------              ------

Finished products            $  231.2             $ 195.7
Work in process                  68.9                61.1
Raw materials                    49.5                48.7
Supplies                          3.0                 2.6
                               ------              ------
                             $  352.6             $ 308.1
                               ======              ======

NOTE D - Cash Flow Information

Interest paid during the second quarter of 1994 and 1993 amounted to $6.4 million and $7.2 million, respectively. Interest paid for the six months of 1994 and 1993 amounted to $14.6 million and $15.3 million, respectively.

Income taxes paid during the second quarter of 1994 and 1993 were $31.8 million and $27.2 million, respectively. Income taxes paid for the six months of 1994 and 1993 were $42.2 million and $36.1 million, respectively.

NOTE E - Other-net Expenses

In the consolidated statement of earnings for six months of 1993, Other-net included a gain of $24.0 million ($.33 per share) from the sale of a portion of the company's investment in Max Co., Ltd. Also included in Other-net were additional charges for a fine levied by U.S. District Court in Missouri for $5.0 million ($.07 per share) and contingency reserves of $15.7 million ($.21 per share) related to product liability litigation, restructuring activities and environmental remediation.

NOTE F - Restatement

Certain 1993 amounts in the Business Segment Information were reclassified to conform to the 1994 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The company is pleased with its solid performance for the quarter and for the first six months of 1994. Sales in the second quarter of $629 million were 11% higher than the prior year and were a record for any quarter. Net earnings of $33.7 million, or $.75 per share, represented a 25% increase over 1993 and were records for second quarter results.

Significant internal growth from all of the business units is the primary contributor to the current quarter sales increase. The businesses serving the U.S. industrial and construction markets had the most significant impact on the overall 10% increase in unit volume growth. The net incremental effect of acquisitions and divestitures increased sales by 1%, while the effects of a 1% price increase were offset by the negative effects of currency.

Gross margins of 33.4% were substantially improved over margins of 32.1% reported in the prior year. This improvement was achieved through a combination of cost and volume efficiencies together with the absence of expenses related to manufacturing process changes and some extraordinarily high raw material costs that were incurred in the second quarter last year. Operating expenses also improved to 22.2% of sales compared with 22.7% in the prior year.

Interest-net expenses for the quarter were 1.2% of sales compared with 1.1% in the prior year, reflecting a higher interest rate environment. Other-net of $9.0 million, or 1.4% of sales, for the second quarter compared with $4.0 million, or 0.7% of sales, in the same quarter a year ago. The increase in Other-net included additional reserves established in this year for environmental and plant closing expenses while the prior year benefitted from favorable adjustments to contingency reserves.

Net sales for the first six months of 1994 were $1.2 billion, up 9% from 1993 sales of $1.1 billion. Net earnings of $59.3 million, or $1.32 per share, were 19% higher than prior year earnings of $50.0 million, or $1.11 per share. Net earnings and earnings per share in 1993 exclude the effects of a change in accounting principle.

Net sales in the U.S. for the second quarter increased by 12%, entirely the result of internal growth. Strong order activity continued in the company's industrial and engineered tool categories and was augmented by strengthening in consumer tools. Price increases of 1% were offset by the negative effect of the company's divestiture activity.

Sales in Europe continued to improve with an overall increase of 8% for the quarter. Unit volume growth of 4% reflected increased sales activity especially in the industrial tools category. The incremental effect of a recent acquisition increased sales by 6%. Minor price increases combined with the negative effects of currency resulted in a net 2% decrease from the prior year. Operating profits of $8.0 million were similar to the prior year while operating margins, reflecting more aggressive sales efforts, declined from 10.3% to 9.3%.

Net sales in Other Areas increased by 13% for the quarter. Internal volume growth of 9% included strengthening in the Canadian businesses. The incremental effect of acquisitions increased sales by 5%; however, the net effect of price increases and negative currency translation decreased sales by 1%.

Net sales for the Tools segment increased 11%, principally the result of 10% internal sales growth. Consumer tools' unit volume growth of 6% was an improvement over more modest gains reported in the first quarter. The industrial and engineered tool categories continued with strong order activity and experienced double digit internal growth for the quarter. Price increases of 2% were substantially offset by the negative effects of currency. The net incremental effect of acquisitions and divestitures increased sales by 1%. Operating profits of $59.3 million were 19% higher than the comparable quarter last year. Operating margins of 12.5% compared with 11.7% in the prior year and reflected increased volume and operating efficiencies. For the six months, net sales increased by 9% and operating profits increased by 23% when compared with the same period last year.

Net sales in the Hardware segment increased 6% over the prior year almost entirely due to unit volume increases. Minor price increases were offset by the negative effects of currency. Operating profits improved significantly to $10.8 million with operating margins of 13.7% comparing favorably with 10.1%
in the prior year.   Even when the effects of property losses related to the
California earthquake are excluded, margins in the second quarter were improved over those reported in the first quarter. For the six months, net sales increased by 2% and operating profits increased by 8% when compared with the same period last year.

Specialty Hardware net sales for the second quarter were 17% higher than the same quarter last year. As in the other segments, this increase was driven primarily by unit volume gains. Price increases of 1% were offset by a minor currency impact and resulted in no net effect on sales. Operating profits of $4.2 million were substantially improved from $1.8 million reported last year. The prior year's operating results were depressed because the Door Systems business experienced unusually high wood prices and related manufacturing process problems. For the six months, net sales increased by 15% when compared with the same period last year and operating profits increased significantly to $7.3 million from $2.5 million reported last year.

On June 18, the company completed the divestiture of its Taylor Rental business with the sale of the remaining company-owned stores and related assets.

The results through the second quarter give the company continued confidence in its expectations for 1994. The company is moving forward with its expansion in Asia and is encouraged by its new product development activities. The company feels confident that these initiatives position it well for continued long-term growth. Although there is some reason to be concerned about interest rates and the uncertainties of steel availability and price, the company believes its prediction in the 1993 annual report for higher sales and substantially higher profits in 1994 is still on target.

Liquidity and Sources of Capital

The company generated $39.5 million of cash from operations during the second quarter. This strong performance in comparison to the prior year reflected profitable growth as well as the effective management of working capital needed to fund that growth. Funds generated from operations were adequate to fund capital expenditures and payment of dividends and, as a result, the company had minimal short-term borrowings in the second quarter. Cash flow for the six month period includes the first quarter, which historically has lower cash flow than subsequent quarters.

Capital expenditures for the year are forecast at approximately $70 million.

                     THE STANLEY WORKS AND SUBSIDIARIES
                        BUSINESS SEGMENT INFORMATION
                               (Millions of Dollars)

                                SECOND  QUARTER          SIX MONTHS
                                1994       1993        1994       1993
 INDUSTRY SEGMENTS
 Net Sales
   Tools
      Consumer              $   179.2  $   167.9   $   341.8  $   326.8
      Industrial                129.5      112.7       260.0      227.9
      Engineered                165.9      145.4       314.5      287.2
                              --------   --------    --------   -------
           Total Tools          474.6      426.0       916.3      841.9
   Hardware                      78.7       74.6       156.3      153.5
   Specialty Hardware            75.5       64.6       141.9      123.2
                              --------   --------    --------   -------
        Consolidated        $   628.8  $   565.2   $ 1,214.5  $ 1,118.6
                             ========   ========    ========    =======
Operating Profit
   Tools                    $    59.3  $    49.9   $   107.7  $    87.8
   Hardware                      10.8        7.5        19.7       18.2
   Specialty Hardware             4.2        1.8         7.3        2.5
                              --------   --------    --------   -------
     Total                       74.3       59.2       134.7      108.5
   Net corporate expenses       (10.7)      (8.1)      (21.7)     (11.6)
   Interest expense              (9.6)      (7.9)      (17.7)     (16.2)
                              --------   --------    --------   -------
      Earnings before
        income taxes        $    54.0  $    43.2   $    95.3  $    80.7
                              ========   ========    ========   =======

 GEOGRAPHIC AREAS
 Net Sales
   United States            $   457.3  $   409.6   $   877.5  $   806.3
   Europe                        86.0       80.0       174.4      163.2
   Other Areas                   85.5       75.6       162.6      149.1
                              --------   --------    --------   -------
        Consolidated        $   628.8  $   565.2   $ 1,214.5  $ 1,118.6
                              ========   ========    ========   =======

 Operating Profit
   United States            $    57.4  $    43.6   $   102.2  $    77.3
   Europe                         8.0        8.2        17.7       16.8
   Other Areas                    8.9        7.4        14.8       14.4
                              --------   --------    --------   -------
        Total               $    74.3  $    59.2   $   134.7  $   108.5
                              ========   ========    ========   =======

[FN]
 See notes to consolidated financial statements.

                         PART II - OTHER INFORMATION


Item 6. - Exhibits and Reports on Form 8-K

    (b) Reports on Form 8-K.

     Registrant filed a Current Report on Form 8-K, dated April 20,
1994, in respect of the Registrant's press release announcing first quarter results.

     Registrant filed a Current Report on Form 8-K, dated April 20, 1994, in respect of the Registrant's amendments to its Bylaws.

      Registrant filed a Current Report on Form 8-K, dated June 21, 1994, in respect of the Registrant's press release announcing the sale of Company-owned Taylor Rental Stores.

                                Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE STANLEY WORKS

Date: August 12, 1994                 By:  Richard Huck

                                           Richard Huck
                                           Vice President, Finance
                                           and Chief Financial Officer

Date: August 12, 1994                 By:  Theresa F. Prime

                                           Theresa F. Prime
                                           Vice President and
                                           Controller (Chief Accounting
                                           Officer)