Form 10-K/A
period 1994-01-01
STANLEY WORKS
filed 1994-08-25
CIK 93556

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     Form 10-K/A
                                   ANNUAL REPORT

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

       The aggregate market value of Common Stock, Par Value $2.50 Per Share, held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on March 28, 1994 was approximately $1.75 billion.
     As of March 28, 1994, there were 44,848,818 shares of Common Stock, Par Value $2.50 Per Share, outstanding.



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


                                        By  Theresa F. Prime
                                        Theresa F. Prime, Vice President
                                        and Controller (Chief Accounting
                                        Officer)

      August 25, 1994


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

               COL. A                  COL. B        COL. C        COL. D        COL. E        COL. F
                                    Balance at    Additions at                  Other Changes  Balance
                                  Beginning of      Cost                        Add(Deduct)     at End of
          CLASSIFICATION            Period           (2)          Retirements    Describe(1)     Period

  Fiscal year ended January 1, 1994:

     Land                           $       30.7  $        2.7  $       (0.7) $       (0.3) $       32.4
     Buildings                             229.5          17.2          (3.9)         (3.1)        239.7
     Machinery and equipment               828.6          57.6         (33.2)         (6.1)        846.9
                                    ---------------------------------------------------------------------
                                    $    1,088.8  $       77.5  $      (37.8) $       (9.5) $    1,119.0
                                    =====================================================================

  Fiscal year ended January 2, 1993:

     Land                           $       30.1  $        2.3  $       (1.2) $       (0.5) $       30.7
     Buildings                             217.8          17.8          (2.9)         (3.2)        229.5
     Machinery and equipment               797.6          70.4         (20.0)        (19.4)        828.6
                                    ---------------------------------------------------------------------
                                    $    1,045.5  $       90.5  $      (24.1) $      (23.1) $    1,088.8
                                    ====================================================================

  Fiscal year ended December 28, 1991:

     Land                           $       23.5  $        7.2  $       (0.6) $        0.0  $       30.1
     Buildings                             203.4          16.2          (2.9)          1.1         217.8
     Machinery and equipment               752.5          68.7         (22.7)         (0.9)        797.6
                                     --------------------------------------------------------------------
                                    $      979.4  $       92.1  $      (26.2) $        0.2  $    1,045.5
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

                                                                   F-4