Form 10-Q
period 1994-10-01
STANLEY WORKS
filed 1994-11-14
CIK 93556

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934
                   For the quarterly period ended October 1, 1994

                                    or

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: shares of the company's Common Stock ($2.50 par value) were outstanding 44,791,249 as of November 4, 1994.

















               PART 1 - FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS


                   THE STANLEY WORKS AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF EARNINGS
                          (Millions of Dollars)
                                    THIRD QUARTER          NINE MONTHS
                                    1994     1993        1994      1993

  Net Sales                     $  632.6 $  576.3   $ 1,847.1 $ 1,694.9

  Costs and Expenses
       Cost of sales               425.7    396.8     1,238.7   1,155.0
       Selling, general and
          administrative           139.5    126.1       412.7     384.7
       Interest - net                6.9      6.9        22.1      20.2
       Other - net                   9.1      3.6        26.9      11.4
                                  -------  -------    --------  --------
                                   581.2    533.4     1,700.4   1,571.3
                                  -------  -------    --------  --------
  Earnings Before Income Taxes
    and Cumulative Effect of
    Accounting Change               51.4     42.9       146.7     123.6

  Income Taxes                      19.2     17.9        55.2      48.6
                                  -------  -------    --------  --------
  Earnings Before Cumulative
    Effect of Accounting Change     32.2     25.0        91.5      75.0

  Cumulative Effect of Accounting
    Change for Postemployment
    Benefits                                                       (8.5)
                                  -------  -------    --------  --------
  Net Earnings                  $   32.2 $   25.0   $    91.5 $    66.5
                                  =======  =======    ========  ========
  Earnings Per Share of
       Common Stock:

      Before Cumulative Effect of
      Accounting Change         $   0.72 $   0.56   $    2.04 $    1.67

      Cumulative Effect of
      Accounting Change                                           (0.19)
                                  -------  -------    --------  --------
  Net Earnings Per Share of
       Common Stock             $   0.72 $   0.56   $    2.04 $    1.48
                                  =======  =======    ========  ========

  Dividends per share           $   0.35 $   0.34   $    1.03 $    1.00

  Average shares outstanding      44,838   44,754      44,810    45,007
       (in thousands)

  See notes to consolidated financial statements.





                                       -1-




                        THE STANLEY WORKS AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                             (Millions of Dollars)
                                                   October 1   January 1
                                                     1994        1994
    ASSETS
    Current Assets
        Cash and cash equivalents                $     38.8  $     43.7
        Accounts and notes receivable, net            439.0       371.2
        Inventories                                   370.7       308.1
        Other current assets                           33.9        35.6
                                                     ------      ------
    Total Current Assets                              882.4       758.6

    Property, Plant and Equipment                   1,132.9     1,119.0
        Less: accumulated depreciation               (571.1)     (552.5)
                                                    -------     -------
                                                      561.8       566.5

    Goodwill, Patents and Other Intangibles           168.0       171.5
    Other Assets                                       86.2        80.3
                                                    -------     -------
                                                 $  1,698.4  $  1,576.9
                                                    =======     =======
    LIABILITIES AND SHAREHOLDERS' EQUITY
    Current Liabilities
        Notes payable                            $     93.6  $     42.3
        Current maturities of long-term debt            9.8         9.8
        Accounts payable                              102.0       103.3
        Accrued expenses                              217.7       201.7
                                                    -------     -------
    Total Current Liabilities                         423.1       357.1

    Long-Term Debt                                    386.4       377.2
    Deferred Income Taxes                              20.2        36.0
    Other Liabilities                                 126.4       125.7

    Shareholders' Equity
        Common Stock                                  115.4       115.4
        Capital in excess of par value                 70.6        73.1
        Retained earnings                             918.8       871.1
        Foreign currency translation adjustment       (50.6)      (56.7)
        ESOP Debt                                    (255.2)     (261.5)
                                                    -------     -------
                                                      799.0       741.4
        Less: cost of common stock in treasury         56.7        60.5
                                                    -------     -------
    Total Shareholders' Equity                        742.3       680.9
                                                    -------     -------
                                                 $  1,698.4  $  1,576.9
                                                    =======     =======

    See notes to consolidated financial statements.






                                       -2-

                     THE STANLEY WORKS AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Millions of Dollars)
                                                THIRD QUARTER   NINE MONTHS
                                                 1994   1993    1994    1993
   Operating Activities
     Net Earnings                              $ 32.2 $ 25.0 $  91.5 $  66.5
     Depreciation and amortization               19.7   19.3    62.5    59.1
     Provision for postemployment benefits          -      -       -    13.6
     Net gain on sale of non-operating asset        -   (5.0)      -   (29.0)
     Other non-cash items                         7.0    9.9    23.5    15.2
     Changes in operating assets
        and liabilities                         (39.1)   8.1  (124.1)  (62.5)
                                                ------ ------  ------  ------
     Net cash provided by
        operating activities                     19.8   57.3    53.4    62.9

   Investing Activities
     Capital expenditures                       (17.5) (18.3)  (48.6)  (44.5)
     Proceeds from sales of assets                1.0    2.8     7.4     4.8
     Proceeds from sale of non-operating asset      -    6.0       -    38.9
     Business acquisitions                          -  (12.4)   (5.1)  (13.3)
     Other                                       (1.9)  (1.3)   (4.9)   (4.0)
                                                ------ ------  ------  ------
     Net cash used by
        investing activities                    (18.4) (23.2)  (51.2)  (18.1)

   Financing Activities
     Payments on long-term debt                  (1.2) (65.9)   (1.9) (132.9)
     Proceeds of long-term borrowings               -   78.4       -    78.4
     Net short-term bank financing               17.1    2.6    51.6    67.3
     Proceeds from issuance of common stock       2.9    3.4     3.5     4.0
     Purchase of common stock for treasury       (1.2) (15.8)   (2.0)  (42.3)
     Cash dividends on common stock             (15.7) (15.2)  (60.8)  (59.9)
                                                ------ ------  ------  ------
     Net cash provided (used) by
        financing activities                      1.9  (12.5)   (9.6)  (85.4)

   Effect of Exchange Rate Changes on Cash        1.7   (1.1)    2.5    (1.5)
                                                ------ ------  ------  ------
   Increase (decrease) in Cash and
      Cash Equivalents                            5.0   20.5    (4.9)  (42.1)

   Cash and Cash Equivalents,
      Beginning of Period                        33.8   18.5    43.7    81.1
                                                ------ ------  ------ ------
   Cash and Cash Equivalents,
      End of Third Quarter                     $ 38.8 $ 39.0 $  38.8 $  39.0
                                                ====== ======  ====== ======

    See notes to consolidated financial statements.


                          THE STANLEY WORKS AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CHANGES
                                 IN SHAREHOLDERS' EQUITY
                                 (Millions of Dollars)

                                                    NINE MONTHS
                                                  1994       1993


    Balance at beginning of year              $   680.9  $   696.3

    Net earnings                                   91.5       66.5

    Currency translation adjustment                 6.1      (16.8)

    Cash dividends declared                       (46.2)     (44.9)

    Net issuance of Common Stock                    3.7      (33.0)

    ESOP debt                                       6.3        5.3
                                                --------    -------
    Balance at end of third quarter           $   742.3  $   673.4
                                                ========    =======






    See notes to consolidated financial statements.

                      THE STANLEY WORKS AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              October 1, 1994



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


NOTE C - Inventories

The classification of inventories at the end of the third quarter of 1994 and at year-end 1993, in millions of dollars, is as follows:

                           October 1           January 1
                                1994                1994
                               ------              ------

Finished products            $ 242.2              $ 195.7
Work in process                 68.9                 61.1
Raw materials                   56.6                 48.7
Supplies                         3.0                  2.6
                               ------              ------
                             $ 370.7              $ 308.1
                               ======              ======

NOTE D - Cash Flow Information

Interest paid during the third quarter of 1994 and 1993 amounted to $ 10.6 million and $10.3 million, respectively. Interest paid for the nine months of 1994 and 1993 amounted to $25.2 million and $25.6 million, respectively.

Income taxes paid during the third quarter of 1994 and 1993 were $29.0 million and $14.5 million, respectively. Income taxes paid for the nine months of 1994 and 1993 were $71.2 million and $50.6 million, respectively.

NOTE E - Other-net Expenses

For the third quarter of 1993, Other-net includes a gain of $5.0 million ($.06 per share) from the sale of the company's investment in Max Co., Ltd. which was substantially offset by reserves established for the closing of a manufacturing facility of the company's wholly owned subsidiary, Mac Tools, Inc.

In the consolidated statement of earnings for nine months of 1993, Other-net includes a gain of $29.0 million ($.39 per share) from the sale of the company's investment in Max Co., Ltd. and charges for a fine levied by U.S. District Court in Missouri for $5.0 million ($.07 per share). Also included in Other-net were additional charges for contingency reserves of $15.7 million ($.21 per share) related to product liability litigation, restructuring activities and environmental clean-up.

NOTE F - Restatement

Certain 1993 amounts in the Business Segment Information were reclassified to conform to the 1994 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Sales of $633 million in the third quarter were 10% higher than the prior year. Net earnings were $32.2 million, or $.72 per share, representing a 29% increase over the same quarter in 1993.

The 10% increase in third quarter sales was driven primarily by internal growth of 9% spread across all businesses. Small price increases and net acquisition and divestiture activity represented a 1% increase in sales from the prior year. Currency had a positive but minor impact on sales.

The company's operating results continue to benefit from increased sales volume generated by its worldwide growth initiatives and favorable economic conditions. While all business segments realized solid volume increases, the most notable improvements were in the Specialty Hardware and Engineered Tools businesses.

Gross margins improved to 32.7% from 31.1% in the prior year, largely the result of manufacturing efficiencies realized from increased volume, especially in the company's Mechanics Tools business, and the successful transition of previously foreign-sourced fastening tools to U.S. in-house manufacture. Operating expenses were 22.1% of sales compared with 21.9% in the previous year. Operating efficiencies achieved through higher sales volume were offset by the costs of company initiatives for long-term growth.

Interest-net expenses of $6.9 million were essentially unchanged from last year despite higher interest rates in 1994. Other-net expenses of $9.1 million included additional reserves established for environmental remediation as well as the effects of divestiture activities in the quarter. Other-net expenses of $3.6 million in the prior year included a $5.0 million pre-tax gain from the sale of a non-operating asset which was substantially offset by reserves established for the closing of a manufacturing facility at the company's wholly-owned subsidiary, Mac Tools, Inc.

The effective tax rate for the quarter was 37.5% compared with 41.7% last year. The higher effective rate last year reflected the cumulative effect of 1993 federal tax rate changes on the quarter.

Net sales for the first nine months of 1994 were $1.8 billion, an increase of 9% over the $1.7 billion reported in the same period last year. Net earnings for the period were $91.5 million, or $2.04 per share, up 22% from net earnings of $75.0 million, or $1.67 per share last year, before the effect of a change in accounting principle.

Net sales in the U.S. increased 8% for the quarter. The increase resulted from strong internal growth of 9%, a 1% price increase, and divestiture activity, which decreased sales by 2% from the prior year.

Net sales in Europe increased 13% from last year. Unit volume gains generated a 4% increase in sales and the incremental effect of an acquisition added 3%. The recent strengthening in European currencies increased sales by 6% in the quarter. Price increases continued to have little impact on sales.

Net sales in Other Areas increased 15% for the quarter. Internal growth of 8% resulted from strengthening in the company's Canadian businesses and its continuing growth in the Far East. Price increases, when offset by the negative effects of currency, added 3% to sales. The net incremental effect of acquisitions increased sales by 4%. Operating profits of $7.9 million, or 8.6% of sales, were reduced from last year as a result of increased expenses associated with the company's growth initiatives throughout the Pacific Rim.

Net sales for the Tools segment increased 8% from the prior year.
Internal growth of 7% was the primary contributor. While all businesses experienced solid unit volume gains, these gains were most notable in the company's Fastening Systems business. Price increases for the segment resulted in a 2% sales increase with currency having a negligible impact. The net effect of acquisitions and divestitures decreased sales by 1%. Operating profits increased 35% to $53.6 million and resulted in operating margins of 11.5% compared with 9.3% in the prior year. The improvement in operating profits is the result of increased sales volume, operating efficiencies, and the successful transition of previously foreign-sourced fastening products to in-house manufacture.
In addition, the third quarter last year included one-time charges related to the closing of a Mac Tools, Inc. manufacturing facility.
For the nine months, net sales increased by 9% and operating profits increased by 26% when compared with the same period last year.

Net sales for the Hardware segment increased 7% from the prior year, reflecting internal growth of 6% plus price increases and currency effects of 1%. Operating profits increased 26% to $7.7 million. Operating margins improved to 9.7% from 8.3% last year. For the nine months, net sales increased by 4% and operating profits increased by 13% when compared with the same period last year.

Net sales for the Specialty Hardware segment increased 21% from the prior year, exclusively from internal growth. Operating profit of $8.1 million was 17% higher than last year. Operating margins of 9.2% were slightly below last year's margins of 9.4%, the result of growth initiatives, primarily in Europe, of the company's Access Technologies business. For the nine months, net sales increased by 17% and operating profits increased significantly to $15.4 million from $9.4 million reported last year.

The company attributes the strong performance in the quarter and year-to-date to a combination of factors. First, is its company-wide focus on profitable growth, including geographic expansion and strategic investments in new products and new markets. Second, is the company's long-term strategy to ensure that its underlying structure remains modern and efficient, reflecting the appropriate use of technology to provide a sound base from which it can continue to grow. Finally, 1994 has provided improved economic conditions for the company's businesses worldwide. Based on these factors, the company believes it will achieve the significant full year sales and earnings growth that it had predicted at the start of 1994.

Liquidity and Sources of Capital

Cash flow from operations in the third quarter and for the first nine months was lower than the prior year as funds were utilized to provide the increased working capital necessary to support internal sales growth. The company continues to have adequate operating cash flow and borrowing capacity to fund continued internal sales growth, capital expenditures, dividends and take advantage of acquisition opportunities as they arise.

Capital expenditures for the year are forecast at approximately $70 million.



                                       -8-

                   THE STANLEY WORKS AND SUBSIDIARIES
                      BUSINESS SEGMENT INFORMATION
                          (Millions of Dollars)
                                 THIRD  QUARTER          NINE MONTHS
                                1994       1993        1994       1993
 INDUSTRY SEGMENTS

 Net Sales
   Tools
      Consumer              $   177.5  $   172.8   $   519.3  $   499.6
      Industrial                129.4      116.0       389.4      343.9
      Engineered                158.2      140.5       472.7      427.7
                              --------   --------    --------   --------
           Total Tools          465.1      429.3     1,381.4    1,271.2
   Hardware                      79.3       73.9       235.6      227.4
   Specialty Hardware            88.2       73.1       230.1      196.3
                              --------   --------    --------   --------
        Consolidated        $   632.6  $   576.3   $ 1,847.1  $ 1,694.9
                              ========   ========    ========   ========

 Operating Profit
   Tools                    $    53.6  $    39.8   $   161.3  $   127.6
   Hardware                       7.7        6.1        27.4       24.3
   Specialty Hardware             8.1        6.9        15.4        9.4
                              --------   --------    --------   --------
     Total                       69.4       52.8       204.1      161.3
   Net corporate expenses       (10.6)      (2.0)      (32.3)     (13.6)
   Interest expense              (7.4)      (7.9)      (25.1)     (24.1)
                              --------   --------    --------   --------
      Earnings before
        income taxes        $    51.4  $    42.9   $   146.7  $   123.6
                              ========   ========    ========   ========

 GEOGRAPHIC AREAS

 Net Sales
   United States            $   452.9  $   418.9   $ 1,330.4  $ 1,225.2
   Europe                        87.4       77.4       261.8      240.6
   Other Areas                   92.3       80.0       254.9      229.1
                              --------   --------    --------   --------
        Consolidated        $   632.6  $   576.3   $ 1,847.1  $ 1,694.9
                              ========   ========    ========   ========

 Operating Profit
   United States            $    53.9  $    37.3   $   156.1  $   114.6
   Europe                         7.6        6.4        25.3       23.2
   Other Areas                    7.9        9.1        22.7       23.5
                              --------   --------    --------   --------
        Total               $    69.4  $    52.8   $   204.1  $   161.3
                              ========   ========    ========   ========

 See notes to consolidated financial statements.

                         PART II - OTHER INFORMATION


Item 6. - Exhibits and Reports on Form 8-K

    (a) Exhibits - See Exhibit Index on page 11

    (b) Reports on Form 8-K.

     Registrant filed a Current Report on Form 8-K, dated July 20, 1994, in respect of the Registrant's press release announcing second quarter results.


                                Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE STANLEY WORKS

Date: November 11, 1994               By:  Richard Huck

                                           Richard Huck
                                           Vice President, Finance
                                           and Chief Financial Officer

Date: November 11, 1994               By:  Theresa F. Yerkes

                                           Theresa F. Yerkes
                                           Vice President and
                                           Controller (Chief Accounting
                                           Officer)

                               EXHIBIT INDEX




  (11) Statement re computation of earnings per share

  (12) Statement re computation of ratio of earnings to fixed charges

  (27) Financial Data Schedule