Form 10-K
STANLEY WORKS
filed 1995-03-29
CIK 93556

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C. 20549

                        Form 10-K
                      ANNUAL REPORT

(Mark One)
  X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1994

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        For the transition period from _____________ to _______________
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

                   Yes  X                  No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

  The aggregate market value of Common Stock, Par Value $2.50 Per Share, held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on March 15, 1995 was approximately $ 1.8 billion. As of March 15, 1995, there were 44,512,145 shares of Common Stock, Par
Value $2.50 Per Share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Annual Report to shareholders for the year ended December 31, 1994 are incorporated by reference into Parts I and II.

  Portions of the definitive Proxy Statement dated March 8, 1995, filed with the Commission pursuant to Regulation 14A, are incorporated by reference into Part III.

                                   FORM 10-K
                                     Part I

    Item 1.   Business

    1(a) General Development of Business. On June 30, 1993, the Registrant sold all of the stock of Taylor Rental Corporation, franchisor of the nation's largest system of general rental centers for do-it-yourselfers and commercial customers. On June 18, 1994, the Registrant sold the remainder of the business consisting of the company-operated Taylor Rental stores.

    1(b) Industry Segment Information. Industry segment information on page 15 of Registrant's Annual Report to shareholders for the year ended December 31, 1994 is incorporated herein by reference.

    1(c) Narrative Description of Business. Registrant's operations can be classified into three industry segments:
Tools, Hardware and Specialty Hardware.

    Tools. The Tools segment consists of consumer, industrial and engineered tools. Consumer tools includes hand tools such as measuring instruments, planes, hammers, knives, wrenches, sockets, screwdrivers, saws, chisels, boring tools, masonry, tile and drywall tools, paint preparation and paint application tools. Industrial tools includes industrial and mechanics hand tools, including STANLEY-PROTO(R) industrial tools and MAC(R) mechanics tools and high-density industrial storage and retrieval systems. Engineered tools includes air tools, hydraulic tools and STANLEY-BOSTITCH(R) fastening tools and fasteners.

    Hardware. The hardware segment consists of hardware such as hinges, hasps, brackets, bolts, latches, closet hardware and organizer systems and other shelving, screen and storm door hardware, hardware for sliding, folding and pocket doors, residential door hardware, mirrors and mirrored closet doors.

    Specialty Hardware. The specialty hardware segment consists of residential door systems such as original and replacement garage and entry doors, power-operated doors and gates and home automation products, including garage door openers and electronic controls.

    Competition. The company competes on the basis of its reputation for product quality, its well-known trademarks, its commitment to customer service, the breadth of its product lines and its emphasis on product innovation, and its manufacturing efficiencies. The company is also striving to find new customers both within the markets that it currently serves and in new markets around the world. As a part of this effort, the company is also exploring new ways to reach its customers for example, through specialty product catalogs, television sales and on-line services.

    The company encounters active competition in all of its businesses from both larger and smaller companies that offer the same or similar products and services or that produce different products appropriate for the same uses. In 1994, the company invested approximately $70 million in facilities, new equipment and technology in order to achieve operational excellence in manufacturing, new product innovation and enhanced customer service.

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

    In the company's non-consumer hardware business in the U.S., the company believes that it is a leading manufacturer of residential hardware products, mirrored closet doors and hardware for sliding, folding and pocket doors; and a leading supplier of closet rods, supports, brackets and wall mirrors.

    In the company's specialty hardware business, the company believes that it is a leader in the U.S. with respect to the manufacture and sale of insulated steel residential entry doors and power-operated sliding and swinging doors.

    Customers. A substantial portion of the company's products are sold through home centers and mass merchant distribution channels in the U.S. A consolidation of retailers in these channels is occurring. These customers constitute a growing percent of the company's sales and are important to the company's operating results. While this consolidation and the geographic expansion of these large retailers provide the company with opportunities for growth, the increasing size and importance of individual customers creates a certain degree of exposure to potential volume loss. The loss of certain of the larger home centers as customers would have a material adverse effect on each of the company's business segments until either such customers are replaced or the company makes the necessary adjustments to compensate for the loss of business. The company believes that the specific initiatives undertaken in order to establish a strong foundation for growth will also help to address this issue. These initiatives include product innovation, market development to reach new customers and enhancing customer relationships. At the core of these efforts is the Stanley Customer Support Division, which was established in 1994. The mission of this Division is to make it easier for customers to do business with the company's consumer divisions through the development of a common order fulfillment system and a more efficient distribution network to support customers. This initiative includes the development of a global information infrastructure so that the company can provide a higher level of customer service to its customers worldwide.

    Raw Materials. The company's products are manufactured primarily of steel and other metals, although some are of wood or plastic. The raw materials required are available from a number of sources at competitive prices and the company has relationships of long standing with many of its suppliers. The company has experienced no difficulties in obtaining supplies in recent periods.

    Backlog. At February 4, 1995, the company had approximately $155 million in unfilled orders compared with $130 million in unfilled orders at February 5, 1994. All these orders are reasonably expected to be filled within the current fiscal year. Most customers place orders for immediate shipment and as a result, the company produces primarily for inventory, rather than to fill specific orders.

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

    The company has numerous trademarks that are utilized in its businesses worldwide. The STANLEY(R) and STANLEY (in a notched rectangle)(R) trademarks are material to all three business segments. These well-known trademarks enjoy a reputation for excellence. In addition, in the Tools segment, the Bostitch(R), Powerlock(R), Tape Rule Case Design (Powerlock)(R), LaBounty(R), MAC Tools(R), Proto(R), Jensen(R), Goldblatt(R) and Vidmar(R) trademarks are material to the business.

    Environmental Regulations. The company is subject to various environmental laws and regulations in the U.S. and foreign countries where it has operations. Future laws and regulations are expected to be increasingly stringent and will likely increase the company's expenditures related to environmental matters.

     The company is involved with remedial and other environmental compliance activities at some of its current and former sites. Additionally, the company, together with many other parties, has been named as a potentially responsible party ("PRP") in a number of administrative proceedings for the remediation of various waste sites, including eight Superfund sites. Current laws potentially impose joint and several liability upon each PRP. In assessing its potential liability at these sites, the company has considered the following: the solvency of the other PRP's, whether responsibility is being disputed, the terms of existing agreements, experience at similar sites, and the fact that its volummetric contribution at these sites is relatively small.

     The company's policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The amounts recorded do not take into account any claims for recoveries from insurance or third parties. As of December 31, 1994, the company had reserves of $24 million, primarily for remediation activities associated with company-owned properties as well as for Superfund sites.

    The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. Subject to the imprecision in estimating future environmental costs, the company does not expect that any sum it may have to pay in connection with environmental matters in excess of the amounts recorded will have a materially adverse effect on its financial position, results of operations or liquidity.

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

    Employees. During 1994, the company had approximately 20,000 employees, approximately 13,000 of whom were employed in the U.S. Of these U.S. employees, approximately 23% are covered by collective bargaining agreements with approximately 12 labor unions. The majority of the company's hourly- and weekly-paid employees outside the U.S. are covered by collective bargaining agreements. The company's labor agreements in the U.S. expire in 1995, 1996, 1997 and 1998. There have been no significant interruptions or curtailments of the company's operations in recent years due to labor disputes. The company believes that its relationship with its employees is good.

    1(d) Financial information about foreign and domestic operations and export sales. Geographic area information on page 15 of the Annual Report to shareholders for the year ended December 31, 1994 is incorporated herein by reference.

    Item 2. Properties.

    As of December 31, 1994, Registrant and its subsidiaries operated facilities for manufacturing and distribution in 22 states and 20 foreign countries. The Registrant believes that its facilities are suitable and adequate for its business. The Registrant utilizes approximately 13,400,000 square feet of floor space in its business, of which approximately 3,600,000 square feet of floor space is leased.

    A summary of material locations (over 50,000 square feet) that are owned by the Registrant and its subsidiaries are:

    Tools

    Phoenix, Arizona; Visalia, California; Clinton and New Britain, Connecticut; Atlanta, Georgia; Shelbyville, Indiana; Kansas City, Kansas; Worcester, Massachusetts; Two Harbors, Minnesota; Hamlet and Sanford, North Carolina; Claremont, New Hampshire; Columbus, Georgetown, Sabina and Washington Court House, Ohio; Allentown, Royersford and York, Pennsylvania; East Greenwich, Rhode Island; Cheraw, South Carolina; Pulaski and Shelbyville, Tennessee; Dallas and Wichita Falls, Texas; Pittsfield and Shaftsbury, Vermont; Hedelberg West, Ingleburn and

Moonah, Australia; Sao Paulo, Brazil; Smiths Falls and Toronto, Canada; Pecky, Czech Republic; Ecclesfield, Hellaby and Sheffield, England; Besancon Cedex and Maxonchamp, France; Wieseth, Germany; Surabaya, Indonesia; Puebla, Mexico; Taichung Hsien, Taiwan; and Amphur Bangpakong, Thailand.

    Hardware

    Chatsworth and San Dimas, California; New Britain, Connecticut; Richmond, Virginia; Brampton and New Hamburg, Canada; Sheffield, England; and Marquette, France.

    Specialty Hardware

    Farmington, Connecticut; Birmingham, Novi and Troy, Michigan; and Covington, Ohio.

    A summary of material locations (over 50,000 square feet) that are leased by the Registrant and its subsidiaries are:

    Tools

    Costa Mesa and Rancho Cucamonga, California; Covington, Georgia; Charlotte, North Carolina; Cleveland and Columbus, Ohio; Milwaukie, Oregon; Carrollton, Texas; Burlington and Mississauga, Canada; Northampton, England; and Saverne, France.

    Hardware

    Lenexa, Kansas; Tupelo, Mississippi; and Oakville, Ontario.

    Specialty Hardware

    Rancho Cucamonga, California; Orlando, Florida; Winchester,
Virginia; Langley and Montreal, Canada.

    Item 3.  Legal Proceedings.

    In the normal course of business, the company is involved in various lawsuits and claims, including product liability and distributor claims. The company does not expect that the resolution of these matters will have a material adverse effect on the company's consolidated financial position, results of operations or liquidity.

    The U.S. Environmental Protection Agency has issued a Notice of Violation and Reporting Requirement to the company's wholly-owned subsidiary Stanley-Bostitch, Inc. noticing violation of the Rhode Island state implementation plan, Air Pollution Control Regulation No. 15 at the Stanley-Bostitch facility in East Greenwich, Rhode Island. On August 1, 1994, the U.S. Department of Justice notified the company of its intention to bring a civil action against Stanley-Bostitch, Inc. relating to this matter and at the same time offered to settle the matter for $550,000. The violations have been corrected and settlement discussions are ongoing. The company believes that this matter will not have a material adverse effect.

    Item 4.  Submission of Matters to a Vote of Security Holders.

    No matter was submitted during the fourth quarter of the Registrant's last fiscal year to a vote of security holders.

    Executive Officers. The following is a list of the executive officers of the Registrant:

                                                                  Elected
Name, Age, Birth date               Office                        to Office


J. S. Amtmann (47)   Vice President, Corporate Marketing          7/1/93
    (10/10/47)         Development.  Joined Stanley in 1969;
                       1984 President and General Manager,
                       Home Automation; 1988 President and
                       General Manager, Mac Tools; 1992 Vice
                       President, Corporate Marketing
                       Development; 1994 President and General
                       Manager, Customer Support Division.

R. H. Ayers (52)     Chairman, President and Chief Executive      4/19/89
    (10/12/42)         Officer.  Joined Stanley in 1972;
                       1985 Chief Operating Officer and
                       President; 1987 President and Chief
                       Executive Officer.

B. Bennett (51)      Vice President, Human Resources.  Joined     7/1/92
    (6/4/43)           Stanley in 1984 as Taylor Rental Train-
                       ing Manager; 1990 Director, Organi-
                       zation Development; 1991 Vice President,
                       Human Resources, Stanley Access
                       Technologies.

J. P. Callahan (49)  Vice President, Taxes.  Joined Stanley       1/1/90
    (12/10/45)         in 1978; 1979 Director of Corporate
                       Taxes.

T. K. Clarke (63)    Vice President, Corporate Development.       5/1/82
    (1/21/32)

J. B. Gustafson (51) Vice President, Information Systems.         1/1/90
    (5/10/43)          Joined Stanley in 1977; 1986 Director
                       of Information Systems.

R. Huck (50)         Vice President, Finance and Chief            7/1/93
    (2/22/45)          Financial Officer.  Joined Stanley
                       in 1970; 1987 Controller, Stanley Tools;
                       1990 Vice President and Controller.

R. A. Hunter (48)    President and Chief Operating Officer.       7/1/93
    (12/15/46)         Joined Stanley in 1974.  1987 Vice
                       President, Finance and Chief Financial
                       Officer.

                                                                   Elected
Name, Age, Birthdate             Office                           to Office



S. S. Weddle (56)    Vice President, General Counsel               1/1/88
    (11/9/38)          and Secretary.

T. F. Yerkes (39)     Vice President and Controller.  Joined       7/1/93
    (9/9/55)           Stanley in 1989 from Ernst & Young,
                       certified public accountants; 1989
                       Director of Consolidations and Accounting
                       Services; 1990 Director of
                       Accounting and Financial Reporting.







Executive officers serve at the pleasure of the Board of Directors. Unless otherwise indicated, each officer has had the same position with the Registrant for five years.

                                    Part II


         Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters. Registrant incorporates by reference the "Shareholders of record at end of year" from pages 16 and 17 and the "Investor Information" on page 33 of its Annual Report to shareholders for the year ended December 31, 1994.

         Item 6.  Selected Financial Data.  Registrant
incorporates by reference pages 16 and 17 of its Annual Report to shareholders for the year ended December 31, 1994.

         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Registrant incorporates by reference pages 18 through 20 of its Annual Report to shareholders for the year ended December 31, 1994.

         Item 8. Financial Statements and Supplementary Data. The consolidated financial statements and report of independent auditors included on pages 21 to 32 and page 14, respectively, of the Annual Report to shareholders for the year ended December 31, 1994 are incorporated herein by reference.

         Item 9.  Disagreements on Accounting and Financial
Disclosure.  None.


                                    Part III

         Item 10. Directors and Executive Officers of the Registrant. Registrant incorporates by reference pages 2 to 6 of its definitive Proxy Statement, dated March 8, 1995.

         Item 11. Executive Compensation. Registrant incorporates by reference the last paragraph of page 6 and the material captioned "Executive Compensation" on pages 8 to 15 of its definitive Proxy Statement, dated March 8, 1995.

         Item 12. Security Ownership of Certain Beneficial Owners and Management. Registrant incorporates by reference the material captioned "Security Ownership" on page 7 of its definitive Proxy Statement, dated March 8, 1995.

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

     3. Exhibits

See Exhibit Index on page E-1.


     14(b) The following report on Form 8-K was filed during the last quarter of the period covered by this report:


        Date of Report                  Items Reported


     October 19, 1994              Press release dated October
                                   19, 1994 announcing third
                                   quarter results.


     14(c)   See Exhibit Index on page E-1.

     14(d) The response to this portion of Item 14 is submitted as a separate section of this report (see page F-1).

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  THE STANLEY WORKS

                                  By Richard H. Ayers
                                     Richard H. Ayers, Chairman
                                     and Chief Executive Officer
March 1, 1995

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 1, 1995 by the following persons on behalf of the Registrant and in the capacities indicated.

  Richard H. Ayers
Richard H. Ayers, Chairman,
Chief Executive Officer and
Director
                                     Gerald A. Lamb
                                Gerald A. Lamb, Director
   Richard Huck
Richard Huck, Vice President,
Finance and Chief Financial         George A. Lorch
Officer                           George A. Lorch, Director


   Theresa F. Yerkes                 Walter J. McNerney
Theresa F. Yerkes, Vice President Walter J. McNerney, Director and Controller (Chief Accounting
Officer)

                                  Gertrude G. Michelson
  Stillman B. Brown               Gertrude G. Michelson, Director
Stillman B. Brown, Director


 Edgar R. Fiedler                    John S. Scott
Edgar R. Fiedler, Director         John S. Scott, Director


 James G. Kaiser                    Hugo E. Uyterhoeven
James G. Kaiser, Director        Hugo E. Uyterhoeven, Director


Eileen S. Kraus                     Walter W. Williams
Eileen S. Kraus, Director         Walter W. Williams, Director

FORM 10-K--ITEM 14(a) (1) and (2)

THE STANLEY WORKS AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

    The following consolidated financial statements and report of independent auditors of The Stanley Works and subsidiaries, included in the Annual Report of the Registrant to its shareholders for the fiscal year ended December 31, 1994, are incorporated by reference in Item 8:

    Report of Independent Auditors

    Consolidated Statements of Earnings--fiscal years ended December 31, 1994, January 1, 1994 and January 2, 1993.

    Consolidated Balance Sheets--December 31, 1994 and January 1, 1994.

    Consolidated Statements of Cash Flows--fiscal years ended December 31, 1994, January 1, 1994 and January 2, 1993.

    Consolidated Statements of Changes in Shareholders' Equity--fiscal years ended December 31, 1994, January 1, 1994 and January 2, 1993.

    Notes to Consolidated Financial Statements.

    The following consolidated financial statement schedule of The Stanley Works and subsidiaries is included in Item 14(d):



    F-4     Schedule -- II--Valuation and Qualifying Accounts


    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual Report (Form 10-K) of The Stanley Works of our report dated January 31, 1995, included in the 1994 Annual Report to Shareholders of The Stanley Works.

Our audits also included the consolidated financial statement schedule of The Stanley Works listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in the following registration statements of our report dated January 31, 1995, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the consolidated financial statement schedule included in this Annual Report (Form 10-K) of The Stanley Works.

        Registration Statement (Form S-8 No. 2-93025)
        Registration Statement (Form S-8 No. 2-96778)
        Registration Statement (Form S-8 No. 2-97283)
        Registration Statement (Form S-8 No. 33-16669)
        Registration Statement (Form S-3 No. 33-12853)
        Registration Statement (Form S-3 No. 33-19930)
        Registration Statement (Form S-8 No. 33-39553)
        Registration Statement (Form S-8 No. 33-41612)
        Registration Statement (Form S-3 No. 33-46212)
        Registration Statement (Form S-3 No. 33-47889)
        Registration Statement (Form S-8 No. 33-55663)


                                                 ERNST & YOUNG LLP


Hartford, Connecticut
March 24, 1995

CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the following registration statements pertaining to The Stanley Works 401(k) Savings Plan of our report dated March 16, 1995, with respect to the financial statements and schedules of The Stanley Works 401(k) Savings Plan for the year ended December 31, 1994 included in this Annual Report (Form 10-K) as Exhibit 99(i) for the fiscal year ended December 31, 1994.

        Registration Statement (Form S-8 No. 2-97283)
        Registration Statement (Form S-8 No. 33-41612)
        Registration Statement (Form S-8 no. 33-55663)



                                                         ERNST & YOUNG LLP


Hartford, Connecticut
March 24, 1995

                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          THE STANLEY WORKS AND SUBSIDIARIES
Fiscal years ended December 31, 1994, January 1, 1994, and January 2, 1993
                       (In Millions of Dollars)

                      COL. A                      COL.  B                     COL.  C                    COL.  D           COL.  E
                   Description             Balance at Beginning         (1)             (2)
                                                 of Period      Charged to Costs Charged to Other Deductions-Describe Balance at End
                                                                  and Expenses   Accounts-Describe                       of Period
Fiscal year ended December 31, 1994:
   Reserves and allowances deducted from
      asset accounts:
         Allowance for doubtful accounts:
            Current                                $24.8              $8.2           $(0.1)  (B)    $12.0  (A)           $20.9

            Noncurrent                              $0.0                               0.5   (B)                           0.5

Fiscal year ended January 1, 1994:
   Reserves and allowances deducted from
      asset accounts:
         Allowance for doubtful accounts:
            Current                                $22.9             $12.7            $1.6  (C)     $18.4  (A)           $24.8
                                                                                       6.0  (B)
            Noncurrent                              $0.0                                                                   0.0

Fiscal year ended January 2, 1993:
   Reserves and allowances deducted from
      asset accounts:
         Allowance for doubtful accounts:
            Current                                $17.6             $12.0            $1.1  (C)      $9.5  (A)           $22.9
                                                                                       1.7  (B)
            Noncurrent                               3.8                                              3.8  (B)             0.0

Notes: (A) Represents doubtful accounts charged off, less recoveries of accounts previously charged off.
            (B) Represents net transfers from other accounts and foreign currency translation adjustments.
            (C) Represents opening balances related to acquired companies.

                                                            EXHIBIT LIST



(3)  (i)        Restated Certificate of Incorporation
                (incorporated by reference to Exhibit (3)(i) to Quarterly Report on Form 10-Q for quarter ended June 30, 1990)

     (ii)       By-laws

(4)  (i)        Indenture defining the rights of holders of 7-3/8% Notes
                Due December 15, 2002 and 9% Notes due 1998
                (incorporated by reference to Exhibit 4(a) to Registration
                Statement No. 33-4344 filed March 27, 1986)

     (ii)       First Supplemental Indenture, dated as
                of June 15, 1992 between the company and Shawmut Bank Connecticut, National Association (formerly known as The Connecticut National Bank) (incorporated by reference to Exhibit
                (4)(c) to Registration Statement No. 33-46212 filed July 21,
                1992)

            (a) Certificate of Designated Officers establishing Terms of 9%
                Notes (incorporated by reference to Exhibit (4)(i)(c) to Annual Report on Form 10-K for year ended January 2, 1988)

            (b) Certificate of Designated Officers establishing Terms of
                7-3/8% Notes Due December 15, 2002 (incorporated by reference to Exhibit (4)(ii) to Current Report on Form 8-K dated December 7,
                1992)

     (iii) (a) Rights Agreement, dated February 26, 1986  (incorporated by reference to Exhibit 1 to Registration Statement on Form 8-A dated March 18, 1986)

           (b) Rights Agreement Amendment, dated December 16, 1987 to the rights agreement dated February 26, 1986 (incorporated by reference to Exhibit 1 to Registration Statement on Form 8-A dated December 31, 1987)

            (c) Rights Agreement Amendment No. 2, dated July 20, 1990 to the
                Rights Agreement dated as of February 26, 1986, as amended December 16, 1987 (incorporated by reference to Exhibit (a) (4)
                (i)
                                 E-1-
                to Quarterly Report on Form 10-Q for quarter ended June 30,
                1990)

(4)  (iii)  (d) Rights Agreement Amendment No. 3, dated October 24, 1991 to the
                Rights Agreement dated as of February 26, 1986, as amended December 16, 1987 and July 20, 1990 (incorporated by reference to Exhibit (4)(i) to Quarterly Report on Form 10-Q for quarter ended September 28, 1991)

           (iv) Facility Agreement providing for the DFL 100,000,000 borrowing by Stanley-Bostitch, S.A., S.I.C.F.O.-Stanley S.A., and Societe de Fabrications Bostitch S.A., guaranteed by The Stanley Works, dated March 22, 1991 (incorporated by reference to Exhibit (4)(i) to Quarterly Report on Form 10-Q for quarter ended June 29, 1991)

            (v) Facility A Credit Agreements, dated as of November 15, 1994, with nine banks

           (vi) Facility B Credit Agreements, dated as of November 15, 1994, with nine banks

          (vii) Credit Agreement, dated August 25, 1993, between Societe de Fabrications Bostitch S.A. and Citibank N.A. guaranteed by The Stanley Works (incorporated by reference to Exhibit (viii) to Annual Report on Form 10-K for the year ended January 1,
                1994).

         (viii) Credit Agreement, dated August 25, 1993, between
                Stanley-Bostitch, S.A. and Citibank N.A. guaranteed by The Stanley Works (incorporated by reference to Exhibit (ix) to Annual Report on Form 10-K for the year ended January 1, 1994).

           (ix) Credit Agreement, dated August 25, 1993, between S.I.C.F.O.
                - Stanley S.A. and Citibank N.A. guaranteed by The Stanley Works (incorporated by reference to Exhibit (x) to Annual Report on Form 10-K for the year ended January 1, 1994).

10  (i)         Executive Agreements (incorporated by reference to
                Exhibit 10(i) to Annual Report on Form 10-K for year ended
                January 3, 1987)*



     *      Management contract or compensation plan or arrangement



                                      E-2-

10  (ii)        Deferred Compensation Plan for Non-Employee Directors as
                amended December 20, 1989 (incorporated by reference to Exhibit
                10(ii) to Annual Report on Form 10-K for year ended December 30,
                1989)*

    (iii) 1988 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10(v) to Annual Report on Form 10-K for year ended December 31, 1988)*

    (iv)        Management Incentive Compensation Plan*

    (v) Deferred Compensation Plan for Participants in Stanley's Management Incentive Plans as amended October 25, 1994*

    (vi) Restated Supplemental Retirement and Savings Plan for Salaried Employees of The Stanley Works effective as of January 1, 1995*

    (vii)       Term Loan Agreement dated as of May 13, 1988 between the
                Savings and Retirement Trust for Salaried Employees and Wachovia Bank and Trust Company N.A. and related Guaranty dated as of May 13, 1988 from The Stanley Works to Wachovia Bank and Trust Company, N.A. (incorporated by reference to Exhibit 10(x) to Annual Report on Form 10-K for year ended December 31, 1988)

    (viii) Loan and Guarantee Agreement dated as of June 6, 1989 among The Stanley Works Savings Trust for Hourly Paid Employees, The Stanley Works and Wachovia Bank and Trust Company, N.A., Massachusetts Mutual Life Insurance Company and The Lincoln National Life Insurance Company (incorporated by reference to
                Exhibit 10(i) to Quarterly Report on Form 10-Q for quarter ended July 1, 1989)

            (a) First Amendment to Loan and Guarantee Agreement dated as of
                February , 1993

    (ix) Loan and Guarantee Agreement dated as of June 6, 1989 among The Stanley Works Savings and Retirement Trust, The Stanley Works and Wachovia Bank and Trust Company, N.A., Massachusetts Mutual Life Insurance Company, The Lincoln National Life Insurance Company, First Penn-


         *      Management contract or compensation plan or arrangement


                                      E-3-

                Pacific Life Insurance Company, Security- Connecticut Life Insurance Company- Universal Life, Lincoln National Life Reinsurance Company and American States Life Insurance Company-Universal Life (incorporated by reference to Exhibit (10)(ii) to Quarterly Report on Form 10-Q for quarter ended July 1, 1989)

            (a) First Amendment to Loan and Guarantee Agreement dated as of
                February , 1993

10  (x)         Assignment and Assumption Agreement and Second Amendment
                to Loan and Guarantee Agreements, dated as of September 30, 1994, among The Stanley Works Savings Trust for Hourly Paid
                Employees, The Stanley Works Savings and Retirement Trust, The
                Stanley Works and the Financial Institutions named in Schedules
                I and II thereto.

    (xi)        Receivables Purchase Agreement dated as of December 1,
                1993, among THE STANLEY WORKS, MAC TOOLS, INC., STANLEY BOSTITCH, INC., the PURCHASERS listed on the signature pages hereof, and WACHOVIA BANK OF GEORGIA, NATIONAL ASSOCIATION, as Agent (incorporated by reference to Exhibit (10) (xii) to Annual Report on Form 10-K for year ended January 1, 1994).

    (xii)   (a) The Stanley Works Non-Employee Directors' Benefit Trust
                Agreement dated December 27, 1989 and amended as of January 1, 1991 by and between The Stanley Works and Connecticut National Bank (incorporated by reference to Exhibit (10)(xvii)(a) to Annual Report on Form 10-K for year ended December 29, 1990)

    (xii)   (b) The Stanley Works Employees' Benefit Trust Agreement
                dated December 27, 1989 and amended as of January 1, 1991 by and between The Stanley Works and Connecticut National Bank (incorporated by reference to Exhibit (10)(xvii)(b) to Annual Report on Form 10-K for year ended December 29,1990)

    (xiii)      Restated and Amended 1990 Stock Option Plan*

    (xiv) Term Note, dated as of June 7, 1991, by State Street Bank and Trust Company, as Trustee for the Savings Plan for Salaried Employees of The Stanley Works, to Stanley Works Funding

         *      Management contract or compensation plan or arrangement


                                      E-4-

                Corporation (incorporated by reference to Exhibit (10)(xxi) to Current Report on Form 8-K dated June 7, 1991)

           (xv) Term Note, dated as of June 7, 1991, by State Street Bank and Trust Company, as Trustee for the Savings Plan for Hourly Paid Employees of The Stanley Works, to Stanley Works Funding Corporation (incorporated by reference to Exhibit (10)(xxii) to Current Report on Form 8-K dated June 7, 1991)

          (xvi) Master Leasing Agreement, dated September 1, 1992 between
                BLC Corporation and The Stanley Works (incorporated by reference to Exhibit (10)(i) to Quarterly Report on Form 10-Q for quarter ended September 26, 1992)

         (xvii) The Stanley Works Stock Option Plan for Non-employee
                Directors*

 (11)           Statement re computation of per share earnings

 (12)           Statement re computation of ratio of earnings to fixed charges

 (13)           Annual Report to shareholders for year ended December 31, 1994

 (21)           Subsidiaries of Registrant

 (23)           Consents of Independent Auditors (at page F-2 and F-3

 (27)           Financial Data Schedule


         *      Management contract or compensation plan or arrangement


                                      E-5-

       (99) (i) Financial Statements and report of independent auditors for the year ended December 31, 1994, of The Stanley Works 401(k) Savings Plan

           (ii) Policy on Confidential Proxy Voting and Independent
                Tabulation and Inspection of Elections as adopted by The Board of Directors October 23, 1991 (incorporated by reference to Exhibit (28)(i) to Quarterly Report on Form 10-Q for quarter ended September 28, 1991)

          (iii) Description of Capital Stock (incorporated by reference to
                Exhibit 28(iv) to Annual Report on Form 10-K for the year ended January 2, 1993)


                                      E-6-