Form 10-Q
period 1995-04-01
STANLEY WORKS
filed 1995-05-15
CIK 93556

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934
                  For the quarterly period ended April 1, 1995

                                   or

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: shares of the company's Common Stock ($2.50 par value) were outstanding 44,358,931 as of May 5, 1995.







              PART 1 - FINANCIAL INFORMATION

 ITEM 1.   FINANCIAL STATEMENTS


                       THE STANLEY WORKS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                            (Millions of Dollars)
                                                        FIRST QUARTER
                                                        1995     1994

  Net Sales                                         $  643.3 $  585.7

  Costs and Expenses
       Cost of sales                                   437.6    394.4
       Selling, general and
          administrative                               147.3    133.8
       Interest - net                                    7.5      7.4
       Other - net                                       4.6      8.8
                                                      -------  -------
                                                       597.0    544.4
                                                      -------  -------

  Earnings Before Income Taxes                          46.3     41.3

  Income Taxes                                          17.6     15.7
                                                      -------  -------

  Net Earnings                                      $   28.7 $   25.6
                                                      =======  =======
  Net Earnings Per Share of
       Common Stock                                 $   0.65 $   0.57
                                                      =======  =======

  Dividends per share                               $   0.35 $   0.34


  Average shares outstanding                          44,414   44,771
       (in thousands)






  See notes to consolidated financial statements.


                                   -1-

                        THE STANLEY WORKS AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                             (Millions of Dollars)
                                                  April 1      Dec 31
                                                     1995        1994
    ASSETS
    Current Assets
        Cash and cash equivalents                $     40.5  $     69.3
        Accounts and notes receivable                 428.7       410.3
        Inventories                                   406.6       369.2
        Other current assets                           38.2        39.7
                                                     ------      ------
    Total Current Assets                              914.0       888.5

    Property, Plant and Equipment                   1,148.4     1,128.6
        Less: accumulated depreciation               (588.5)     (568.8)
                                                    -------     -------
                                                      559.9       559.8

    Goodwill and Other Intangibles                    163.5       164.6
    Other Assets                                       91.0        88.2
                                                    -------     -------
                                                 $  1,728.4  $  1,701.1
                                                    =======     =======
    LIABILITIES AND SHAREHOLDERS' EQUITY
    Current Liabilities
        Short-term borrowings                    $    113.4  $     82.8
        Current maturities of long-term debt           11.0        10.9
        Accounts payable                              106.2       125.3
        Accrued expenses                              194.1       202.5
                                                    -------     -------
    Total Current Liabilities                         424.7       421.5

    Long-Term Debt                                    406.2       387.1
    Deferred Income Taxes                              14.4        14.4
    Other Liabilities                                 133.2       133.9

    Shareholders' Equity
        Common Stock                                  115.4       115.4
        Capital in excess of par value                 69.5        70.1
        Retained earnings                             951.8       937.8
        Foreign currency translation adjustment       (63.6)      (56.3)
        ESOP Debt                                    (251.5)     (253.7)
                                                    -------     -------
                                                      821.6       813.3
        Less: cost of common stock in treasury         71.7        69.1
                                                    -------     -------
    Total Shareholders' Equity                        749.9       744.2
                                                    -------     -------
                                                 $  1,728.4  $  1,701.1
                                                    =======     =======

    See notes to consolidated financial statements.
                                      -2-

                     THE STANLEY WORKS AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Millions of Dollars)
                                                              FIRST QUARTER
                                                               1995   1994
   Operating Activities
     Net Earnings                                            $ 28.7 $ 25.6
     Depreciation and amortization                             21.9   21.2
     Other non-cash items                                       6.2    5.3
     Changes in operating assets
        and liabilities                                       (62.7) (58.0)
                                                              ------ ------
     Net cash used by
        operating activities                                   (5.9)  (5.9)

   Investing Activities
     Capital expenditures                                     (13.0) (13.2)
     Proceeds from sales of assets                              0.3    1.6
     Other                                                     (5.1)  (0.3)
                                                              ------ ------
     Net cash used by
        investing activities                                  (17.8) (11.9)

   Financing Activities
     Payments on long-term debt                                (0.3)  (0.5)
     Net short-term borrowings                                 29.1   38.2
     Proceeds from issuance of common stock                     0.5    0.3
     Purchase of common stock for treasury                     (6.4)
     Cash dividends on common stock                           (30.0) (29.9)
                                                              ------ ------
     Net cash provided (used) by
        financing activities                                   (7.1)   8.1

   Effect of Exchange Rate Changes on Cash                      2.0    2.5
                                                              ------ ------

   Decrease in Cash and Cash Equivalents                      (28.8)  (7.2)

   Cash and Cash Equivalents,
      Beginning of Period                                      69.3   43.7
                                                              ------ ------
   Cash and Cash Equivalents,
      End of First Quarter                                   $ 40.5 $ 36.5
                                                              =====  =====

See notes to consolidated financial statements.


                                        -3-


                   THE STANLEY WORKS AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CHANGES
                         IN SHAREHOLDERS' EQUITY
                          (Millions of Dollars)
                                                   THREE MONTHS
                                                  1995       1994


    Balance at beginning of year              $   744.2  $   680.9

    Net earnings                                   28.7       25.6

    Currency translation adjustment                (7.3)      (1.7)

    Cash dividends declared                       (15.6)     (15.2)

    Net common stock activity                      (2.3)       2.6

    ESOP debt                                       2.2        2.1
                                                --------  --------
    Balance at end of first quarter           $   749.9  $   694.3
                                                ========  ========





















See notes to consolidated financial statements.



                                     -4-




                     THE STANLEY WORKS AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             April 1, 1995



NOTE A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring items) considered necessary for a fair presentation of the results of operations for the interim periods have been included. For further information, refer to the consolidated financial statements and footnotes included in the company's annual report on Form 10-K for the year ended December 31, 1994.


NOTE B - Computation of Earnings Per Share

Earnings per share are based upon the weighted average number of common shares outstanding. The exercise of outstanding stock subscriptions and options would not result in a material dilution of earnings per share. (See Exhibit 11)


NOTE C - Inventories

The classification of inventories at the end of the first quarter of 1995 and at year-end 1994, in millions of dollars, is as follows:

                            April 1         December 31
                               1995                1994
                              ------              ------

Finished products            $ 262.1            $ 238.6
Work in process                 77.1               68.4
Raw materials                   64.1               59.4
Supplies                         3.3                2.8
                              ------              ------
                             $ 406.6            $ 369.2
                              ======              ======

NOTE D - Cash Flow Information

Interest paid during the first quarter of 1995 and 1994 amounted to $4.4 million and $8.2 million, respectively.

Income taxes paid during the first quarter of 1995 and 1994 were $9.6 million and $10.4 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

First quarter sales of $643 million were 10% higher than the $586 million reported last year. Net earnings were $29 million compared with $26 million last year. Earnings per share of $.65 represented a 14% increase over earnings per share of $.57 reported for the first quarter 1994.

The company is pleased to report that 1995 has begun with a continuation of the strong internal growth that it experienced last year. These volume gains, which are spread across all businesses, added 9% to sales during the quarter. This pattern reflects both the strength and diversity in the geographic markets and industries the company serves as well as its aggressive initiatives to increase sales. Price increases also contributed a modest 1% to the sales total.

While sales performance in this quarter achieved the targeted goal, the company is not as satisfied with its earnings improvement. However, the company recognizes that its commitment to long-term growth necessitates sacrificing some short-term profitability increases in order to accomplish strategic manufacturing rationalization as well as to invest in marketing and sales efforts to enhance future revenues.

Gross margins reported for the first quarter 1995 were 32.0%, compared with
32.7% reported in the same quarter last year.   Much of the decline in margin
was attributable to costs incurred in connection with closing a manufacturing plant and integrating production into existing facilities of the Mechanics Tools division. While these expenses are expected to continue into the second quarter, it is anticipated that the project will ultimately generate an overall positive contribution to earnings and the division's future competitive cost structure will be significantly enhanced. Operating expenses were 22.9% of sales compared with 22.8% in the prior year. Efficiencies realized from the increased sales volume were more than offset by planned expenditures targeted at geographic and new market expansion.

Interest-net expense for the first quarter was 1.2% of sales, or $7 million,
compared with 1.3% in the prior year.   Other-net expenses were $5 million, or
.7% of sales, compared with $9 million, or 1.5% of sales last year.   Other-net
in the prior year included some small non-recurring charges as well as higher foreign currency transaction losses.

Net sales in the United States for the first quarter increased 8%. Consistent with prior year trends, internal growth of 9% accounted for substantially all of the sales gain. Price increases contributed 1% to sales; however, this increase was more than offset by a 2% decline in sales due to divestiture activity. Operating margins of 10.3% reflected costs associated with the Mechanics Tools plant rationalization.

Europe continued the performance improvements begun last year with sales increasing 22% in the first quarter. Internal volume gains contributed 9% and price increases contributed 2%. The translation of strengthening European currencies increased sales by 11%. Operating margins improved to 11.5% from 11.0% in the prior year. Operating margin improvement would have improved further if not for the continuing impact of operating inefficiencies at the Acmetrack facility in France.

Net sales in Other Areas increased 5% over the prior year, reflecting internal growth of 6% realized across most regions. The net effect of price increases and currency translation decreased sales by 1%. Operating profits were $5.0 million compared with $5.9 million in the prior year.

Net sales for the Tools segment increased 10% for the quarter, primarily the result of volume gains of 8% realized across all businesses. Price increases added 2% to sales, however, this increase was partially offset by a 1% decrease due to divestiture activity. The effect of foreign currency translation increased sales by 1%. Operating profits of $53 million were 10% higher than the prior year and operating margins of 11.0% were unchanged.

Net sales for the Hardware segment increased 9% with 8% contributed by internal growth, primarily in the U.S. Foreign currency translation added 1%.
Operating margins of 10.0% declined from 11.5% reported in the first quarter last year. While improvements in operating margins were realized over the fourth quarter 1994, the operational issues being addressed in the Acmetrack business in France continue to depress profits. Margins were also somewhat negatively impacted by a delay in seating U.S. price increases in certain product lines; however, these increases are now in place and should be reflected in operating profits later in the year.

Specialty Hardware sales increased 13% over the previous year. Internal volume increases in this segment continued to be substantial, with gains of 14% in the first quarter. The net effect of discounting and price changes decreased sales by 1%. Operating profits, which are generally lower in the first quarter for this segment, were 3.5% compared with 4.7% in the prior year. The decrease in margins reflects the timing of sales and marketing expenditures targeted at increasing sales volume in the doors business.

The company is pleased that it achieved its targeted sales growth in the first quarter. This increased volume was realized through aggressive competitive efforts which provided good growth for the businesses despite weakness in the U.S. at the retail level and a decline in new housing activity. The company's actions are continuing to produce positive incoming business activity, backlogs remain at high levels and the company expects to produce solid sales results in the second quarter.

The company will continue with its efforts to improve operations and business systems and to invest in developing new markets. While these expenditures may well impact quarterly comparisons, the company's expectations are for solid improvement and a record year in 1995.

Liquidity and Sources of Capital

During the first quarter, the company experienced a $28.8 million decrease in its cash position. Operating cash flow in the first quarter is typically lower than subsequent quarters. The company continues to have adequate operating cash flow and borrowing capacity to fund continued internal sales growth, capital expenditures, dividends and take advantage of acquisition opportunities as they arise.

Capital expenditures for the year are forecast at approximately $80 million.

                        THE STANLEY WORKS AND SUBSIDIARIES
                           BUSINESS SEGMENT INFORMATION
                               (Millions of Dollars)
                                                      FIRST  QUARTER
                                                      1995       1994
  INDUSTRY SEGMENTS

  Net Sales
    Tools
       Consumer                                   $   173.5  $   162.6
       Industrial                                     143.8      130.5
       Engineered                                     166.5      148.6
                                                    --------   --------
            Total Tools                               483.8      441.7
    Hardware                                           84.7       77.6
    Specialty Hardware                                 74.8       66.4
                                                    --------   --------
         Consolidated                             $   643.3  $   585.7
                                                    ========   ========

  Operating Profit
    Tools                                         $    53.0  $    48.4
    Hardware                                            8.5        8.9
    Specialty Hardware                                  2.6        3.1
                                                    --------   --------
      Total                                            64.1       60.4
    Net corporate expenses                             (8.9)     (11.0)
    Interest expense                                   (8.9)      (8.1)
                                                    --------   --------
       Earnings before
         income taxes                             $    46.3  $    41.3
                                                    ========   ========

  GEOGRAPHIC AREAS

  Net Sales
    United States                                 $   454.6  $   420.2
    Europe                                            107.8       88.4
    Other Areas                                        80.9       77.1
                                                    --------   --------
         Consolidated                             $   643.3  $   585.7
                                                    ========   ========

  Operating Profit
    United States                                 $    46.7  $    44.8
    Europe                                             12.4        9.7
    Other Areas                                         5.0        5.9
                                                    --------   --------
         Total                                    $    64.1  $    60.4
                                                    ========   ========

See notes to consolidated financial statements.
                                    -10-




                        PART II - OTHER INFORMATION


Item 6. - Exhibits and Reports on Form 8-K

   (a) Exhibits - See Exhibit Index on page 12

   (b) Reports on Form 8-K.

    Registrant filed a Current Report on Form 8-K, dated January 31,
1995, in respect of the Registrant's press release announcing 1994 year-end results.


                               Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE STANLEY WORKS

Date: May 15, 1995                    By:  Richard Huck

                                          Richard Huck
                                          Vice President, Finance
                                          and Chief Financial Officer

Date: May 15, 1995                    By:  Theresa F. Yerkes

                                           Theresa F. Yerkes
                                           Vice President and
                                           Controller (Chief Accounting
                                           Officer)
















                                  -11-


                              EXHIBIT INDEX



 (11) Statement re computation of earnings per share

 (12) Statement re computation of ratio of earnings to fixed charges

 (27) Financial Data Schedule








































                                   -12-