Form 10-Q
period 1995-07-01
STANLEY WORKS
filed 1995-08-09
CIK 93556

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934
                  For the quarterly period ended July 1, 1995

                                   or

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: shares of the company's Common Stock ($2.50 par value) were outstanding 44,258,209 as of August 4, 1995.

              PART 1 - FINANCIAL INFORMATION

 ITEM 1.   FINANCIAL STATEMENTS

                      THE STANLEY WORKS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                            (Millions of Dollars)

                                    SECOND QUARTER         SIX MONTHS
                                    1995     1994        1995      1994

  Net Sales                     $  655.5 $  628.8   $ 1,298.8 $ 1,214.5

  Costs and Expenses
       Cost of sales               443.6    418.6       881.2     813.0
       Selling, general and
          administrative           148.6    139.4       295.9     273.2
       Interest - net                8.1      7.8        15.6      15.2
       Other - net                   4.4      9.0         9.0      17.8
                                  -------  -------    --------  --------
                                   604.7    574.8     1,201.7   1,119.2
                                  -------  -------    --------  --------

  Earnings Before Income Taxes      50.8     54.0        97.1      95.3

  Income Taxes                      19.3     20.3        36.9      36.0
                                  -------  -------    --------  --------

  Net Earnings                  $   31.5 $   33.7   $    60.2 $    59.3
                                  =======  =======    ========  ========
  Net Earnings Per Share of
       Common Stock             $   0.71 $   0.75   $    1.36 $    1.32
                                  =======  =======    ========  ========

  Dividends per share           $   0.35 $   0.34   $    0.70 $    0.68


  Average shares outstanding      44,366   44,829      44,388    44,798
       (in thousands)










See notes to consolidated financial statements.

                        THE STANLEY WORKS AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                               (Millions of Dollars)

                                                    July 1  December 31
                                                     1995        1994
    ASSETS
    Current Assets
        Cash and cash equivalents                $     44.8  $     69.3
        Accounts and notes receivable                 436.6       410.3
        Inventories                                   415.6       369.2
        Other current assets                           35.4        39.7
                                                     ------      ------
    Total Current Assets                              932.4       888.5

    Property, Plant and Equipment                   1,160.3     1,128.6
        Less: accumulated depreciation               (603.3)     (568.8)
                                                    -------     -------
                                                      557.0       559.8

    Goodwill and Other Intangibles                    160.8       164.6
    Other Assets                                       86.9        88.2
                                                    -------     -------
                                                 $  1,737.1  $  1,701.1
                                                    =======     =======
    LIABILITIES AND SHAREHOLDERS' EQUITY
    Current Liabilities
        Short-term borrowings                    $    127.2  $     82.8
        Current maturities of long-term debt           10.7        10.9
        Accounts payable                               98.5       125.3
        Accrued expenses                              184.8       202.5
                                                    -------     -------
    Total Current Liabilities                         421.2       421.5

    Long-Term Debt                                    396.3       387.1
    Deferred Income Taxes                              13.3        14.4
    Other Liabilities                                 139.4       133.9

    Shareholders' Equity
        Common Stock                                  115.4       115.4
        Capital in excess of par value                 70.2        70.1
        Retained earnings                             969.0       937.8
        Foreign currency translation adjustment       (63.5)      (56.3)
        ESOP Debt                                    (248.4)     (253.7)
                                                    -------     -------
                                                      842.7       813.3
        Less: cost of common stock in treasury         75.8        69.1
                                                    -------     -------
    Total Shareholders' Equity                        766.9       744.2
                                                    -------     -------
                                                 $  1,737.1  $  1,701.1
                                                    =======     =======
    See notes to consolidated financial statements.
                                     -2-

                    THE STANLEY WORKS AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Millions of Dollars)

                                               SECOND QUARTER   SIX MONTHS
                                                 1995   1994   1995    1994
   Operating Activities
     Net Earnings                              $ 31.5 $ 33.7 $  60.2 $  59.3
     Depreciation and amortization               20.8   21.6    42.7    42.8
     Other non-cash items                         6.9   11.2    13.1    16.5
     Changes in operating assets
        and liabilities                         (28.0) (27.0)  (90.7)  (85.0)
                                                ------ ------ ------  ------
     Net cash provided by
        operating activities                     31.2   39.5    25.3    33.6

   Investing Activities
     Capital expenditures                       (14.2) (17.9)  (27.2)  (31.1)
     Proceeds from sales of assets                       4.8     0.3     6.4
     Business acquisitions                       (1.0)  (5.1)   (1.0)   (5.1)
     Other                                       (4.4)  (2.7)   (9.5)   (3.0)
                                                ------ ------ ------  ------
     Net cash used by
        investing activities                    (19.6) (20.9)  (37.4)  (32.8)

   Financing Activities
     Payments on long-term debt                  (1.3)  (0.2)   (1.6)   (0.7)
     Net short-term borrowings                   13.4   (3.7)   42.5    34.5
     Proceeds from issuance of common stock       0.4    0.3     0.9     0.6
     Purchase of common stock for treasury       (3.8)  (0.8)  (10.2)   (0.8)
     Cash dividends on common stock             (15.6) (15.2)  (45.6)  (45.1)
                                                ------ ------ ------  ------
     Net cash used by
        financing activities                     (6.9) (19.6)  (14.0)  (11.5)

   Effect of Exchange Rate Changes on Cash       (0.4)  (1.7)    1.6     0.8
                                                ------ ------ ------  ------
   Increase (decrease) in Cash and
      Cash Equivalents                            4.3   (2.7)  (24.5)   (9.9)

   Cash and Cash Equivalents,
      Beginning of Period                        40.5   36.5    69.3    43.7
                                                ------ ------ ------  ------
   Cash and Cash Equivalents,
      End of Second Quarter                    $ 44.8 $ 33.8 $  44.8 $  33.8
                                                ====== ======  ======  ======




See notes to consolidated financial statements.

                          THE STANLEY WORKS AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CHANGES
                               IN SHAREHOLDERS' EQUITY
                                (Millions of Dollars)


                                                    SIX MONTHS
                                                  1995       1994


    Balance at beginning of year              $   744.2  $   680.9

    Net earnings                                   60.2       59.3

    Currency translation adjustment                (7.2)       1.2

    Cash dividends declared                       (30.6)     (30.5)

    Net common stock activity                      (5.0)       3.2

    ESOP debt                                       5.3        4.2
                                                --------   --------
    Balance at end of second quarter          $   766.9  $   718.3
                                                ========   ========
























See notes to consolidated financial statements.

                     THE STANLEY WORKS AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                July 1, 1995



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


NOTE C - Inventories

The classification of inventories at the end of the second quarter of 1995 and at year-end 1994, in millions of dollars, is as follows:

                             July 1         December 31
                               1995                1994
                              ------              ------

Finished products            $ 270.6            $ 238.6
Work in process                 79.2               68.4
Raw materials                   62.6               59.4
Supplies                         3.2                2.8
                              ------              ------
                             $ 415.6            $ 369.2
                              ======              ======

NOTE D - Cash Flow Information

Interest paid during the second quarter of 1995 and 1994 amounted to $9.5 million and $6.4 million, respectively. Interest paid for the six months of 1995 and 1994 amounted to $13.9 million and $14.6 million, respectively.

Income taxes paid during the second quarter of 1995 and 1994 were $32.5 million and $31.8 million, respectively. Income taxes paid for the six months of 1995 and 1994 were $42.1 million and $42.2 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

Results of Operations

A sudden decline in orders within U.S. consumer and construction related markets affected the company's second quarter sales and earnings. This weakening order activity appears to be the result of both soft retail sales and the effort by some retailers to reduce inventory levels.

Net sales for the second quarter were $656 million, or 4% higher than the second quarter last year. In contrast to the strong gains the company had been experiencing in recent quarters across all business segments, unit volume growth in the second quarter occurred principally in industrial markets and Europe. Internal growth slowed to 3% compared with 9% growth experienced in the first quarter. Price increases and foreign currency translation contributed 2% to sales while divestiture activity resulted in a 1% decrease.

The company responded quickly to the lower volumes by adjusting factory activity in order to manage inventory levels. This action resulted in lower gross margins and earnings. The company also continued to experience a significant decline in gross margins associated with the ongoing integration of its mechanics tools manufacturing facilities.

Net earnings of $31.5 million, or $.71 per share, were 7% lower than prior year net earnings of $33.7 million, or $.75 per share. Gross margins for the quarter of 32.3% were below the margins of 33.4% reported in the second quarter last year.

Operating expenses were 22.7% of sales compared with 22.2% last year. The company has embarked on a program of growth initiatives which include an assessment of its business and organizational strategies to optimize future performance, as well as specific activities targeted at expanding its markets and geographic reach. As these critical long-term initiatives were already underway, the sudden weakening in sales growth resulted in higher ratios than either planned or experienced in the prior year.

Interest-net expense for the second quarter was $8.1 million or 1.2% of sales, generally consistent with the prior year. Other-net expenses were $4.4 million compared with $9.0 million last year. Other-net in the prior year included additional charges for environmental expenses and facility closings.

Net sales for the first six months of 1995 were $1.3 billion, up 7% from 1994 sales of $1.2 billion. Net earnings of $60.2 million, or $1.36 per share, were 2% higher than prior year earnings of $59.3 million, or $1.32 per share.

Net sales in the United States for the second quarter, up 2% from the prior year, reflected the significant weakening in consumer and construction markets. Unit volume growth, which had been 9% in the first quarter, added only 3% to sales. Volume gains were primarily concentrated in the industrial category.
Price increases added 1% to sales. The effect of recent divestiture activity reduced sales by 2%. The rationalization of mechanics tools manufacturing and the falloff in volume in the quarter resulted in a decline in operating profits.

European sales and operating profits continued to improve. Net sales were 21% above the prior year with unit volume growth adding 7% and price increases adding 2%. The translation of strong European currencies increased sales by 12%. Operating margins improved to 11.2% from 9.3%, primarily the effect of efficiencies obtained from the increased volume.


Net sales in Other Areas decreased 1% over the prior year, the net effect of price increases and currency translation effects. Unit volume, which was flat overall, reflected decreases in Canada, Latin America (especially Mexico) and Australia with only the Pacific Rim showing unit volume gains. Operating margins of 8.1% were improved from the first quarter of this year, although below the prior year level.

Net sales for the Tools segment were up 5% over the prior year with price increases adding 2% and foreign currency adding 1%. Unit volume reflected a 4% increase, coming almost entirely from the industrial tool category and Europe. The net incremental effect of divestiture activity reduced sales by 2%. For the six months, net sales increased by 7% and operating profits increased by 3% when compared with the same period last year. Operating margins were reduced by the continuing costs associated with closing and integrating mechanics tools facilities and by the sudden downturn in U.S. consumer and construction demand. A lower but continuing level of cost related to the mechanics tools changes is expected into the fourth quarter of this year.

Net sales in the Hardware segment increased by 4%, with 2% from pricing and 2% from foreign currency translation. For the six months, net sales increased by 7% when compared with the same period last year and operating profits decreased to $16.2 million from $19.7 million reported last year. Operating margins were lower than the prior year, the result of flat unit volume, a competitive pricing environment, and continuing operational changes and inefficiencies in the company's French Acmetrack business.


Net sales in the Specialty Hardware segment increased 2% over the prior year entirely from unit volume gains. For the six months, net sales increased by 7% when compared with the same period last year and operating profits decreased to $6.1 million from $7.3 million reported last year. Operating profits and margins were less than reported last year because of lower than expected consumer demand in the Doors business.

The company is encouraged by the prospect that lower interest rates will help improve both consumer and construction markets but it does not expect growth rates to return to the levels experienced in the first quarter. The company is addressing costs that will help short-term results and provide full-year profit gains over 1994. Continued growth in Europe and in the U.S. industrial tools businesses, combined with the steps currently being taken, will provide improved comparisons in the second half of this year.

Liquidity and Sources of Capital

Cash flow from operations in the second quarter and for the first six months was lower than prior year as funds were utilized to provide the increased working capital necessary to support internal sales growth and long-term growth initiatives. The company continues to have adequate operating cash flow and borrowing capacity to fund internal sales growth, capital expenditures, and dividends and to take advantage of acquisition opportunities as they arise.

Capital expenditures for the year are forecast at approximately $80 million.

Recent Developments

The company recently announced strategic initiatives designed to improve long-term growth and profitability and to reach targeted sales of $4 billion by 1999. To achieve this goal the company is focusing on four key areas: an assessment of "full potential achievement" for all business units, global expansion, new product development and enhanced customer relationships. To fuel this growth the company plans to remove $150 million from its cost structure by the end of 1997. In addition, the company plans to eliminate individual products or groups of products that are a drain on performance, and to improve working capital productivity in order to achieve a $250 million reduction in the working capital and other assets by 1997.

The company anticipates that it will incur as yet unidentified restructuring charges in connection with these initiatives. It is also possible that future earnings will be affected, both favorably and unfavorably, as specific plans are developed and implemented. The company is unable to quantify the impact of these activities at this time; however, it is not currently anticipated that they will have a material effect on liquidity.

                         THE STANLEY WORKS AND SUBSIDIARIES
                            BUSINESS SEGMENT INFORMATION
                                (Millions of Dollars)

                                SECOND  QUARTER          SIX MONTHS
                                1995       1994        1995       1994
 INDUSTRY SEGMENTS

 Net Sales
   Tools
      Consumer              $   183.3  $   179.2   $   356.8  $   341.8
      Industrial                140.3      129.5       284.1      260.0
      Engineered                172.9      165.9       339.4      314.5
                              --------   --------    --------   --------
           Total Tools          496.5      474.6       980.3      916.3
   Hardware                      81.7       78.7       166.4      156.3
   Specialty Hardware            77.3       75.5       152.1      141.9
                              --------   --------    --------   --------
        Consolidated        $   655.5  $   628.8   $ 1,298.8  $ 1,214.5
                              ========   ========    ========   ========

 Operating Profit
   Tools                    $    57.9  $    59.3   $   110.9  $   107.7
   Hardware                       7.7       10.8        16.2       19.7
   Specialty Hardware             3.5        4.2         6.1        7.3
                              --------   --------    --------   --------
     Total                       69.1       74.3       133.2      134.7
   Net corporate expenses        (9.0)     (10.7)      (17.9)     (21.7)
   Interest expense              (9.3)      (9.6)      (18.2)     (17.7)
                              --------   --------    --------   --------
        Earnings before
          income taxes      $    50.8  $    54.0   $    97.1  $    95.3
                              ========   ========    ========   ========

 GEOGRAPHIC AREAS

 Net Sales
   United States            $   466.0  $   457.3   $   920.6  $   877.5
   Europe                       104.5       86.0       212.3      174.4
   Other Areas                   85.0       85.5       165.9      162.6
                              --------   --------    --------   --------
        Consolidated        $   655.5  $   628.8   $ 1,298.8  $ 1,214.5
                              ========   ========    ========   ========

 Operating Profit
   United States            $    50.5  $    57.4   $    97.2  $   102.2
   Europe                        11.7        8.0        24.1       17.7
   Other Areas                    6.9        8.9        11.9       14.8
                              --------   --------    --------   --------
        Total               $    69.1  $    74.3   $   133.2  $   134.7
                              ========   ========    ========   ========

See notes to consolidated financial statements.

                        PART II - OTHER INFORMATION

Item 4. - Submission of Matters to a Vote of Security-Holders

   (a) The company's annual meeting of shareholders was held on April 19, 1995.

   (c)(i)  The following directors were elected:

                                 Shares Voted    Shares
                                    For         Withheld    Non-Votes
                                  ----------   ----------   ----------
         Walter J. McNerney      33,455,382    1,140,836       0
         James G. Kaiser         33,492,106    1,140,112       0
         Hugo E. Uyterhoeven     33,480,955    1,115,263       0
         Walter W. Williams      33,475,250    1,120,968       0

     (ii) The amendments to the Restated Certificate of Incorporation were approved by the following vote:

           Shares Voted     Shares Voted     Shares Voted
                For           Against         Abstaining       Non-Votes
           ------------     ------------     ------------      ----------
            33,940,298        367,224          288,696             0

    (iii) Amendments to the 1990 Stock Option Plan and the authorization of 3,500,000 shares for issuance thereunder were approved by the following vote:

           Shares Voted     Shares Voted     Shares Voted
                For           Against         Abstaining       Non-Votes
           ------------     ------------     ------------      ----------
            23,400,048        8,587,103        354,918         2,254,149

     (iv) The Employee Stock Purchase Plan and the authorization of 3,000,000 shares for issuance thereunder were approved by the following vote:

           Shares Voted     Shares Voted     Shares Voted
                For           Against         Abstaining       Non-Votes
           ------------     ------------     ------------      ----------
            29,622,303        2,477,613        242,151         2,254,151

      (v)  The  Stock   Option   Plan  for   Non-Employee   Directors   and  the
           authorization of 100,000 shares for issuance thereunder were approved by the following vote:

           Shares Voted     Shares Voted     Shares Voted
                For           Against         Abstaining       Non-Votes
           ------------     ------------     ------------      ----------
            27,307,170        4,441,991        591,904         2,255,153

     (vi) Ernst & Young LLP was approved as the company's independent auditors by the following vote:

           Shares Voted     Shares Voted     Shares Voted
                For           Against         Abstaining       Non-Votes
           ------------     ------------     ------------      ----------
            27,307,170        4,441,991        591,904             0

Item 6. - Exhibits and Reports on Form 8-K

 (a) Exhibits

         (1) See Exhibit Index on page 13

         (2) Upon the request of the Securities and Exchange Commission, the company hereby agrees to file a copy of any instrument with respect to long-term debt that has not been registered where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the company and its subsidiaries on a consolidated basis.

   (b) Reports on Form 8-K.

         (1) Registrant filed a Current Report on Form 8-K, dated April 19, 1995, in respect of the Registrant's press release reporting on first quarter sales and earnings.

         (2) Registrant filed a Current Report on Form 8-K, dated May 31, 1995, in respect of the Registrant's press release and organizational announcement as follows:

         (i) Press release reporting on the second quarter dividend.

        (ii) Press release announcing the election of Mannie L. Jackson to the Registrant's Board of Directors.

       (iii) Organizational announcement announcing the appointment of Thomas E. Mahoney as Vice President Marketing Development.

        (3) Registrant filed a Current Report on Form 8-K, dated June 15, 1995, in respect of the Registrant's press release reporting on the Company's weakening demand.



                               Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE STANLEY WORKS

Date: August 9, 1995               By:  Richard Huck

                                          Richard Huck
                                          Vice President, Finance
                                          and Chief Financial Officer

Date: August 9, 1995               By:  Theresa F. Yerkes

                                           Theresa F. Yerkes
                                           Vice President and
                                           Controller (Chief Accounting
                                           Officer)

                              EXHIBIT INDEX



 (3)(i) Restated Certificate of Incorporation

 (11) Statement re computation of earnings per share

 (12) Statement re computation of ratio of earnings to fixed charges

 (27) Financial Data Schedule