Form 10-Q
period 1995-09-30
STANLEY WORKS
filed 1995-11-14
CIK 93556

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934
                For the quarterly period ended September 30, 1995

                                   or

           [ ] Transition Report Pursuant to Section 13 of 15(d) of
                     the Securities Exchange Act of 1934
                        For the transition period from
                           [     ]  to  [     ]



                      Commission file number 1-5224

             I.R.S. Employer Identification Number 06-0548860

                           THE STANLEY WORKS

                       (a Connecticut Corporation)
                           1000 Stanley Drive
                      New Britain, Connecticut 06053
                        Telephone: (860) 225-5111


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: shares of the company's Common Stock ($2.50 par value) were outstanding 44,332,011 as of November 4, 1995.





        PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    THE STANLEY WORKS AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
                           (Millions of Dollars)

                                    THIRD QUARTER         NINE MONTHS
                                    1995     1994        1995      1994

  Net Sales                     $  655.7 $  632.6   $ 1,954.5 $ 1,847.1

  Costs and Expenses
       Cost of sales               448.0    425.7     1,329.2   1,238.7
       Selling, general and
          administrative           148.0    139.5       443.9     412.7
       Interest - net                7.6      6.9        23.2      22.1
       Other - net                   3.7      9.1        12.7      26.9
       Restructuring                41.5        -        41.5         -
                                  -------  -------    --------  --------
                                   648.8    581.2     1,850.5   1,700.4
                                  -------  -------    --------  --------
  Earnings Before Income Taxes       6.9     51.4       104.0     146.7

  Income Taxes                       8.6     19.2        45.5      55.2
                                  -------  -------    --------  --------

  Net Earnings (Loss)           $   (1.7)$   32.2   $    58.5 $    91.5
                                  =======  =======    ========  ========
  Net Earnings (Loss) Per Share
       of Common Stock          $  (0.04)$   0.72   $    1.32 $    2.04
                                  =======  =======    ========  ========

  Dividends per share           $   0.36 $   0.35   $    1.06 $    1.03


  Average shares outstanding      44,290   44,838      44,359    44,810
       (in thousands)








  See notes to consolidated financial statements.





                                   -1-



                        THE STANLEY WORKS AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                (Millions of Dollars)

                                             September 30  December 31
                                                     1995        1994
    ASSETS
    Current Assets
        Cash and cash equivalents                $     48.5  $     69.3
        Accounts and notes receivable                 453.4       410.3
        Inventories                                   391.1       369.2
        Other current assets                           35.6        39.7
                                                     ------      ------
    Total Current Assets                              928.6       888.5

    Property, Plant and Equipment                   1,157.7     1,128.6
        Less: accumulated depreciation               (614.7)     (568.8)
                                                    -------     -------
                                                      543.0       559.8

    Goodwill and Other Intangibles                    145.8       164.6
    Other Assets                                       83.8        88.2
                                                    -------     -------
                                                 $  1,701.2  $  1,701.1
                                                    =======     =======
    LIABILITIES AND SHAREHOLDERS' EQUITY
    Current Liabilities
        Short-term borrowings                    $    101.1  $     82.8
        Current maturities of long-term debt           11.5        10.9
        Accounts payable                               98.9       125.3
        Accrued expenses                              202.9       202.5
                                                    -------     -------
    Total Current Liabilities                         414.4       421.5

    Long-Term Debt                                    396.3       387.1
    Deferred Income Taxes                               4.7        14.4
    Other Liabilities                                 136.1       133.9

    Shareholders' Equity
        Common Stock                                  115.4       115.4
        Capital in excess of par value                 69.2        70.1
        Retained earnings                             952.2       937.8
        Foreign currency translation adjustment       (65.7)      (56.3)
        ESOP Debt                                    (246.7)     (253.7)
                                                    -------     -------
                                                      824.4       813.3
        Less: cost of Common Stock in treasury         74.7        69.1
                                                    -------     -------
    Total Shareholders' Equity                        749.7       744.2
                                                    -------     -------
                                                 $  1,701.2  $  1,701.1
                                                    =======     =======





    See notes to consolidated financial statements.

                                  -2-





                        THE STANLEY WORKS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)

                                              THIRD QUARTER   NINE MONTHS
                                               1995   1994   1995    1994
   Operating Activities
     Net Earnings (Loss)                     $ (1.7)$ 32.2 $  58.5 $  91.5
     Depreciation and amortization             21.0   19.7    63.7    62.5
     Restructuring charges                     41.5      -    41.5      -
     Other non-cash items                       0.5    7.0    13.6    23.5
     Changes in operating assets
        and liabilities                       (10.8) (39.1) (101.5) (124.1)
                                              ------ ------ ------  ------
     Net cash provided by
        operating activities                   50.5   19.8    75.8    53.4

   Investing Activities
     Capital expenditures                     (17.5) (17.5)  (44.7)  (48.6)
     Proceeds from sales of assets               .3    1.0      .6     7.4
     Business acquisitions                     (2.3)     -    (3.3)   (5.1)
     Other                                     (3.3)  (1.9)  (12.8)   (4.9)
                                              ------ ------ ------  ------
     Net cash used by
        investing activities                  (22.8) (18.4)  (60.2)  (51.2)

   Financing Activities
     Payments on long-term debt               (81.9)  (1.2)  (83.5)   (1.9)
     Proceeds from long-term borrowings        84.2      -    84.2       -
     Net short-term financing                 (24.2)  17.1    18.3    51.6
     Proceeds from issuance of common stock     1.8    2.9     2.7     3.5
     Purchase of common stock for treasury     (2.3)  (1.2)  (12.5)   (2.0)
     Cash dividends on common stock            (0.7) (15.7)  (46.3)  (60.8)
                                              ------ ------ ------  ------
     Net cash provided (used) by
        financing activities                  (23.1)   1.9   (37.1)   (9.6)

   Effect of Exchange Rate Changes on Cash     (0.9)   1.7     0.7     2.5
                                              ------ ------ ------  ------
   Increase (decrease) in Cash and
      Cash Equivalents                          3.7    5.0   (20.8)   (4.9)

   Cash and Cash Equivalents,
      Beginning of Period                      44.8   33.8    69.3    43.7
                                              ------ ------ ------  ------
   Cash and Cash Equivalents,
      End of Third Quarter                   $ 48.5 $ 38.8 $  48.5 $  38.8
                                              ====== ======  ====== ======






 See notes to consolidated financial statements.






                                   -3-
                     THE STANLEY WORKS AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                             (Millions of Dollars)


                                                    NINE MONTHS
                                                  1995       1994


    Balance at beginning of year              $   744.2  $   680.9

    Net earnings                                   58.5       91.5

    Currency translation adjustment                (9.4)       6.1

    Cash dividends declared                       (46.6)     (46.2)

    Net common stock activity                      (4.0)       3.7

    ESOP debt                                       7.0        6.3
                                                --------    -------
    Balance at end of third quarter           $   749.7  $   742.3
                                                ========    =======

























    See notes to consolidated financial statements.

                     THE STANLEY WORKS AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1995


NOTE A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of both normal recurring items and restructuring charges as referenced in Note E) considered necessary for a fair presentation of the results of operations for the interim periods have been included. For further information, refer to the consolidated financial statements and footnotes included in the company's annual report on Form 10-K for the year ended December 31, 1994.


NOTE B - Computation of Earnings Per Share

Earnings per share are based upon the weighted average number of common shares outstanding. The exercise of outstanding stock options would not result in a material dilution of earnings per share. (See Exhibit 11)


NOTE C - Inventories

The classification of inventories at the end of the third quarter of 1995 and at year-end 1994, in millions of dollars, is as follows:

                       September 30         December 31
                               1995                1994
                              ------              ------

Finished products            $ 253.4            $ 238.6
Work in process                 73.4               68.4
Raw materials                   60.9               59.4
Supplies                         3.4                2.8
                              ------              ------
                             $ 391.1            $ 369.2
                              ======              ======

NOTE D - Cash Flow Information

Interest paid during the third quarter of 1995 and 1994 amounted to $10.8 million and $10.6 million, respectively. Interest paid for the nine months of 1995 and 1994 amounted to $24.7 million and $25.2 million, respectively.

Income taxes paid during the third quarter of 1995 and 1994 were $20.0 million and $29.0 million, respectively. Income taxes paid for the nine months of 1995 and 1994 were $62.1 million and $71.2 million, respectively.

NOTE E - Restructuring and Other Charges

The company has announced strategic initiatives designed to improve long-term growth and profitability and to reach targeted sales of $4.0 billion by 1999. In order to fuel this growth, management intends to remove $150 million from the company's cost structure by the end of 1997, approximately half of which is intended to improve bottom line profitability. In addition, the company plans to improve working capital productivity and to eliminate individual products or groups of products that are a drain on performance in order to achieve a $250 million reduction in assets by 1997. The overall restructuring program encompasses numerous specific initiatives for each business unit in various stages of planning.

During the third quarter 1995 restructuring charges and other related costs totaling $44.1 million were incurred in connection with the initial phase of the program. These charges reflected the decision to exit several small underperforming businesses, such as shoe repair and generic fasteners; to close manufacturing operations related to other non-performing product lines; and to close three distribution centers as part of a plan to consolidate order and distribution management and facilities for North American consumer products. Of the total restructuring charge of $41.5 million, $27.4 million related to the write-down of facilities and equipment, inventories and other assets and $3.0 million related to severance and other termination benefits for 450 employees. In addition, a strategic reassessment of the businesses affected by the initial phase of the program resulted in an $11.1 million goodwill write-off as the projected undiscounted cash flows were not sufficient to recover the carrying value of the recorded goodwill. Also included in operating expenses for the third quarter were $2.6 million of charges for consulting work for planning and implementation of restructuring activities. Restructuring related charges of $31.5 million, $6.1 million, and $.9 million were included in the Tools, Hardware, and Specialty Hardware segments, respectively.

Future restructuring charges will result as the various initiatives currently under consideration are developed and specific operating plans are designed, approved, and implemented. Charges which can be classified as exit or restructuring costs will be taken as specific estimates are reliably determined and as management commits to a specific plan of action. Other costs related to the restructuring activities will be recognized when incurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Third quarter operating profits together with charges related to the initial phase of recently announced restructuring plans resulted in a net loss for the quarter. These actions are expected to establish a more cost-effective base upon which to grow future sales and profits. Management believes that the company's ability to return superior value over the long run is dependent on taking these aggressive actions.

The abrupt downturn in the U.S. consumer and construction markets experienced in the second quarter continued to dampen sales growth and profitability in the third quarter. Net sales of $656 million were 4% higher than the prior year's quarter. Volume growth contributed 2% as a result of strength in the European markets and the engineered tool category in the U.S., both of which offset the lackluster sales activity in U.S. consumer markets. Price increases added 2% to sales.

Gross margins were 31.7% compared with 32.7% reported in the third quarter last year. Margins continued to be affected by costs associated with the closure and integration of manufacturing facilities at the company's Mechanics Tools division. In addition, efforts to control inventories resulted in the underabsorption of factory overheads. To a lesser extent, margins were also affected by the competitive pricing environment in U.S. markets.

Operating expenses were 22.6% up from 22.1% last year. Approximately $2.6 million of charges for strategic consulting work related to the company's planning and implementation of restructuring activities were included in third quarter operating expenses.

Other-net was $3.7 million compared with $9.1 million last year. The prior year included charges associated with divestiture activity in the quarter as well as higher foreign currency transaction losses and environmental expenses.

Restructuring charges of $41.5 million, or $.71 per share, were also reported as part of third quarter operating results. Included in these charges were $30.4 million for the closure of four manufacturing plants and three distribution operations which will ultimately result in a
workforce reduction of about 450 people.   Approximately $11.1 million in
charges to reduce the book value of assets associated with underperforming businesses were also included in the restructuring charge.

The plant closings reflect the company's decision to exit small, underperforming businesses such as shoe repair equipment and a line of generic fastening products. The company is also closing a plant connected with its Home Decor division in France and one associated with its Hand Tools division in the U.S. These operations have contributed approximately $30 million in sales on an annual basis.

The establishment in 1994 of the Stanley Customer Support Division to develop stronger and more efficient relationships with the company's North American consumer products customers has resulted in the planned consolidation of order and distribution management and facilities for the company's consumer businesses. The charges identified above reflect the
                                   -7-
closing of three distribution centers in order to consolidate into a new and more efficient distribution center that will handle the shipment of Stanley consumer products. Customer service and credit and collection activity related to the consumer businesses are also being consolidated and are included in the charge.

Not included in the third quarter charges are costs associated with a recently announced reduction of approximately 350 employees in the salaried workforce. A charge for the related severance will be included in the fourth quarter.

The restructuring activities announced to date are expected to contribute a $20 million cost reduction in 1996, and a $35 million reduction in the company's asset base. Future restructuring charges will result as the various initiatives currently under consideration are further developed and approved and the estimated impact can be reliably determined. These restructuring charges are not quantifiable at this time; however, they are likely to be material to the company's results of operations. Management expects restructuring charges to continue at least into 1996. As the company progresses with its plans, the focus will move toward growth and expansion, rather than realignment and restructuring.

In addition to restructuring charges the company will also experience transition costs in 1996 related to the implementation of the initiatives announced in the third quarter. These costs are not estimated to be material.

Tax expense of $8.6 million reflected the non-deductibility of costs included in the restructuring charge. Excluding these items, the effective tax rate was approximately 38% compared with 37.5% in the prior year.

As a result of the restructuring charges, a net loss for the quarter of $1.7 million, or $.04 per share, was reported compared with net earnings of $32.2 million, or $.72 per share, in the third quarter 1994. Net sales for the first nine months of 1995 were $2.0 billion, up 6% over prior year sales of $1.8 billion. Net earnings for the nine month period, including restructuring charges, were $58.5 million, or $1.32 per share, compared with $91.5 million, or $2.04 per share, in the prior year period.

Net sales for the Tools segment in the third quarter were up 4% over the prior year. Volume and price contributed equally to the increase. Operating margins, excluding charges related to restructuring, were 10.8% in the current quarter, compared with margins of 11.5% reported in the prior year. For the nine months, net sales increased by 6% and operating margins, excluding restructuring charges, were 11.1%, compared with 11.7% in the prior year. Operating margins would have been similar to last year without the effects of Mechanics Tools manufacturing integration costs.

Net sales in the Hardware segment increased by 2%, almost entirely the result of price increases. Operating margins declined from 9.7% to 6.4%, excluding the effects of restructuring, and reflected weakness in the Canadian and European home decor markets as well as continued weakness in the U.S. hardware market. Additionally, unrecovered cost increases experienced in certain raw materials, especially corrugated packaging, depressed margins. For the nine months, net sales increased by 5% and operating margins, excluding restructuring charges, were 8.6%, compared
                                    -8-

with 11.6% in the prior year.

Net sales in the Specialty Hardware segment increased 2%, with price and volume each adding 1%. Operating margins were 9.5%, without restructuring related charges, comparable to 9.2% reported in the prior year. For the nine months, net sales increased by 5% and operating margins, excluding restructuring charges, were 6.1%, compared with 6.7% in the prior year.

Within the company's geographic regions, net sales in the U.S. increased by 4%. Volume contributed 3% and price added 1%. Excluding restructuring charges, operating margins declined to 10.7% from 11.9% in the prior year. European markets continued to be strong with net sales increasing 15%, with 7% from volume growth. Price increases added 2% to sales, currency added 5% and the net effect of recent acquisitions added 1%. European operating margins, excluding restructuring charges, were 10.1%, improved from prior year margins of 8.7%. Net sales in Other Areas declined 10%, entirely from volume, due to weakness in Canadian, Mexican and Australian markets. Operating margins, as a result, decreased to 6.2% from 8.6%.

While the company would like to be encouraged by the recent rebound in U.S. housing starts and sales of existing homes, consumer activity at retail remains weak compared with last year. The company continues to see internal growth from its European businesses coupled with positive translation from stronger European currencies. However, significant weakness remains in its Canadian, Mexican and Australian markets with no appreciable improvement in sight. These trends may continue for the next three to six months. The company recognized these developments in the second quarter and has been taking the actions necessary to reduce costs and control inventories.

Liquidity and Sources of Capital

Cash flow from operations was $75.8 million for the first nine months, up from $53.4 million for the prior year. Prior year cash flows reflects the increased working capital levels necessary in the prior year to fund internal sales growth.

In the third quarter 1995, the company borrowed $39.5 million under an agreement that bears interest at a variable rate (5.9% as of September 30, 1995) and has a final maturity of 2005. The company also issued $44.7 million of commercial paper classified as non-current. The proceeds from these borrowings were used to pay $81.3 million of Dutch guilder denominated debt due in 1996.

Cash outlays of approximately $7.0 million associated with the company's third quarter restructuring activities are expected to be substantially complete by 1997 and funded with operating cash flows. The company anticipates that its operating cash flow and borrowing capacity will enable it to fund its growth and restructuring initiatives, capital expenditures, and dividends. As a result, the restructuring activities announced this quarter and expected to be announced in the future will not have a material affect on liquidity.

Capital expenditures for the year are forecast at approximately $70 million.

                    THE STANLEY WORKS AND SUBSIDIARIES
                       BUSINESS SEGMENT INFORMATION
                           (Millions of Dollars)

                                 THIRD QUARTER           NINE MONTHS
                                1995       1994        1995       1994
 INDUSTRY SEGMENTS
  Net Sales
   Tools
      Consumer              $   181.9  $   177.5   $   538.7  $   519.3
      Industrial                131.4      129.4       415.5      389.4
      Engineered                170.9      158.2       510.3      472.7
                              --------   --------    --------   --------
           Total Tools          484.2      465.1     1,464.5    1,381.4
   Hardware                      81.1       79.3       247.5      235.6
   Specialty Hardware            90.4       88.2       242.5      230.1
                              --------   --------    --------   --------
        Consolidated        $   655.7  $   632.6   $ 1,954.5  $ 1,847.1
                              ========   ========    ========   ========
 Operating Profit
   Tools                    $    20.7  $    53.6   $   131.6  $   161.3
   Hardware                      (0.9)       7.7        15.3       27.4
   Specialty Hardware             7.7        8.1        13.8       15.4
                              --------   --------    --------   --------
     Total                       27.5       69.4       160.7      204.1
   Net corporate expenses       (11.8)     (10.6)      (29.7)     (32.3)
   Interest expense              (8.8)      (7.4)      (27.0)     (25.1)
                              --------   --------    --------   --------
      Earnings before
        income taxes        $     6.9  $    51.4   $   104.0  $   146.7
                              ========   ========    ========   ========
  GEOGRAPHIC AREAS
  Net Sales
   United States            $   472.6  $   452.9   $ 1,393.2  $ 1,330.4
   Europe                       100.3       87.4       312.6      261.8
   Other Areas                   82.8       92.3       248.7      254.9
                              --------   --------    --------   --------
        Consolidated        $   655.7  $   632.6   $ 1,954.5  $ 1,847.1
                              ========   ========    ========   ========

 Operating Profit
   United States            $    19.1  $    53.9   $   116.3  $   156.1
   Europe                         3.3        7.6        27.4       25.3
   Other Areas                    5.1        7.9        17.0       22.7
                              --------   --------    --------   --------
        Total               $    27.5  $    69.4   $   160.7  $   204.1
                              ========   ========    ========   ========
   See notes to consolidated financial statements.

                       PART II - OTHER INFORMATION


Item 6. - Exhibits and Reports on Form 8-K

(a) Exhibits

         (1) See Exhibit Index on page 12

(b) Reports on Form 8-K.

         (1) Registrant filed a Current Report on Form 8-K, dated July 19, 1995, in respect of the Registrant's press releases reporting on the following:
          (i) Second quarter sales and earnings
         (ii) Initiatives for profitable growth

         (2) Registrant filed a Current Report on Form 8-K, dated September 18, 1995, in respect of the Registrant's press release announcing the election of Paul W. Russo as Vice President Strategy and Development.




                               Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE STANLEY WORKS

Date: November 14, 1995               By:  Richard Huck

                                          Richard Huck
                                          Vice President, Finance
                                          and Chief Financial Officer

Date: November 14, 1995               By:  Theresa F. Yerkes

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