Form 10-K
period 1995-12-30
STANLEY WORKS
filed 1996-03-27
CIK 93556

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                  ANNUAL REPORT

(Mark One)

  X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---- SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 30, 1995

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---- SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                                 (860) 225-5111
                         (REGISTRANT'S TELEPHONE NUMBER)
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                      ON WHICH REGISTERED
        -------------------                      -------------------
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

                   Yes  X                  No
                      ----                    ----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /.

  The aggregate market value of Common Stock, par value $2.50 per share, held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on March 20, 1996 was approximately $ 2.45 billion. As of March 20, 1996, there were 44,214,043 shares of Common Stock, par value $2.50 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Annual Report to shareholders for the year ended December 30, 1995 are incorporated by reference into Parts I and II.

  Portions of the definitive Proxy Statement dated March 6, 1996, filed with the Commission pursuant to Regulation 14A, are incorporated by reference into Part III.

                                    FORM 10-K

                                     Part I

    Item 1.   Business

    1(a) Introduction. (i) General. The Stanley Works ("Stanley" or the "Company") was founded in 1843 by Frederick T. Stanley and incorporated in 1852. Stanley is a worldwide manufacturer and marketer of tools, hardware and specialty hardware offering a wide range of products for home improvement, consumer, industrial and professional use. Stanley(R) is a brand recognized around the world for quality and value.

        In 1995, Stanley had net sales of $2.6 billion and employed approximately 19,000 people worldwide. The Company's principal executive office is located at 1000 Stanley Drive, New Britain, Connecticut 06053 and its telephone number is (860) 225-5111.

        (ii) Strategic Restructuring. In July 1995, the Company announced a multi-year restructuring program involving a fundamental review of the Company's business units, product lines and how the Company operates, and established goals for both restructuring and growth. The restructuring goal includes the reduction of $150 million from the Company's cost structure (half of which is targeted for reinvestment in the business) as well as a $250 million reduction in working capital and other assets by the year 1997. The growth goal is to achieve net sales of $4 billion in 1999.

        The Company has developed several key strategies to meet these goals. The Company is currently evaluating all of its businesses and product lines to determine their full potential. The Company intends to eliminate businesses, product categories and product lines that are not performing. There is now greater corporate involvement in setting and achieving operational goals and the Company has made the sharing of resources a top priority company-wide. In order to meet the goal for profitable growth, the Company is focusing on maintaining and strengthening relationships with its key customers and is looking to increase sales to international markets with a target of 40% of sales and profits coming from these markets. Lastly, the Company has recognized that it needs to fill key positions with the most talented people from both inside and outside the Company.

    1(b) Industry Segment Information. Financial information regarding the Company's industry segments is incorporated herein by reference from page 17 of the Company's Annual Report to shareholders for the year ended December 30, 1995.

    1(c) Narrative Description of Business. The Company's operations are classified into three industry segments: Tools, Hardware and Specialty Hardware.

    Tools. The Tools segment manufactures and markets consumer, industrial and engineered tools. Consumer tools includes hand tools such as measuring instruments, planes, hammers, knives and blades, wrenches, sockets, screwdrivers, saws, chisels, boring tools, masonry, tile and drywall tools, paint preparation and paint application tools. Industrial tools includes industrial and mechanics hand tools, including STANLEY-PROTO(R) industrial tools and MAC(R) mechanics tools, and high-density industrial storage and retrieval systems. Engineered tools includes STANLEY-BOSTITCH(R) fastening tools and fasteners used for commercial, industrial, construction, packaging and consumer use; hydraulic tools (these are hand-held hydraulic tools used by contractors, utilities, railroads and public works as well as mounted demolition hammers and compactors designed to work on skid steer loaders, mini-excavators, backhoes and large excavators); and air tools (these are high performance, precision assembly tools, controllers and systems for tightening threaded fasteners used chiefly by vehicle manufacturers).

    Hardware. The hardware segment manufactures and markets hardware products ranging from hinges, hasps, shelf brackets, bolts, latches to a line of closet organizing systems and mirrored closet doors, door hardware and wall mirrors.

    Specialty Hardware. The specialty hardware segment manufactures and markets residential insulated steel and reinforced fiberglass entrance door systems, sectional roll up steel garage doors, automatic doors, remote control garage door openers and electronic controls.

    Competition. The Company competes on the basis of its reputation for product quality, its well-known brands, its commitment to customer service and strong customer relationships, the breadth of its product lines and its emphasis on product innovation, and its manufacturing efficiencies. The Company is also striving to find new customers both within the markets that it currently serves and in new markets around the world.

    The Company encounters active competition in all of its businesses from both larger and smaller companies that offer the same or similar products and services or that produce different products appropriate for the same uses. In 1995, the Company invested approximately $87 million in facilities, new equipment, technology and software in order to achieve operational excellence in manufacturing, new product innovation and enhanced customer service.

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

    In the Company's industrial tool business in the U.S., the Company believes that it is a leading manufacturer of high-density industrial storage cabinets. In the Company's engineered tool business in the U.S., the Company believes that it is the leader in the manufacture and sale of pneumatic fastening tools and related fasteners to professional contractors and to the furniture and pallet industries as well as the leading manufacturer of hand-held and mounted hydraulic tools.

    In the Company's non-consumer hardware business in the U.S., the Company believes that it is a leading manufacturer of residential hardware products, mirrored closet doors and hardware for sliding, folding and pocket doors; and a leading supplier of closet rods, supports, brackets and wall mirrors.

    In the Company's specialty hardware business, the Company believes that it is a leader in the U.S. with respect to the manufacture and sale of insulated steel residential entrance doors and power-operated sliding and swinging doors.

    Customers. A substantial portion of the Company's products are sold through home centers and mass merchant distribution channels in the U.S. A consolidation of retailers in these channels is occurring. These customers constitute a growing percent of the Company's sales and are important to the Company's operating results. While this consolidation and the geographic expansion of these large retailers provide the Company with opportunities for growth, the increasing size and importance of individual customers creates a certain degree of exposure to potential volume loss. The loss of certain of the larger home centers as customers would have a material adverse effect on each of the Company's business segments until either such customers are replaced or the Company makes the necessary adjustments to compensate for the loss of business. The Company believes that the actions being taken in connection with one of the five key initiatives of the Company's Restructuring Program, the initiative to enhance customer relationships will help to preserve and strengthen these relationships. These actions include: developing special partnership teams, coordinating the Company's customer support systems to provide a wide variety of services from one source in the Company and improving logistics by consolidating order fulfillment and distribution centers of the Company's consumer products and centralizing credit services.

    Raw Materials. The Company's products are manufactured primarily of steel and other metals, although some are of wood or plastic. The raw materials required are available from a number of sources at competitive prices and the Company has relationships of long standing with many of its suppliers. The Company has experienced no difficulties in obtaining supplies in recent periods.

    Backlog. At February 3, 1996, the Company had approximately $137 million in unfilled orders compared with $155 million in unfilled orders at February 4, 1995. All these orders are reasonably expected to be filled within the current fiscal year. Most customers place orders for immediate shipment and as a result, the Company produces primarily for inventory, rather than to fill specific orders.

    Patents and Trademarks. No segment of the Company's business is dependent, to any significant degree, on patents, licenses, franchises or concessions and the loss of such patents, licenses, franchises or concessions would not have a material adverse effect on any segment. The Company owns numerous patents, none of which are material to the Company's operations as a whole. These patents expire from time to time over the next 17 years. The Company holds licenses, franchises and concessions, none of which individually or in the aggregate is material to the Company's operations as a whole. These licenses, franchises and concessions vary in duration from one to 17 years.

    The Company has numerous trademarks that are utilized in its businesses worldwide. The STANLEY(R) and STANLEY (in a notched rectangle)(R) trademarks are material to all three business segments. These well-known trademarks enjoy a reputation for quality and value and are among the world's most trusted brand names. In addition, in the Tools segment, the Bostitch(R), Powerlock(R), Tape Rule Case Design (Powerlock)(R), LaBounty(R), MAC Tools(R), Proto(R), Jensen(R), Goldblatt(R) and Vidmar(R) trademarks are material to the business.

    Environmental Regulations. The Company is subject to various environmental laws and regulations in the U.S. and foreign countries where it has operations. Future laws and regulations are expected to be increasingly stringent and will likely increase the Company's expenditures related to environmental matters.

     The Company is involved with remedial and other environmental compliance activities at some of its current and former sites. Additionally, the Company, together with many other parties, has been named as a potentially responsible party ("PRP") in a number of administrative proceedings for the remediation of various waste sites, including nine Superfund sites. Current laws potentially impose joint and several liability upon each PRP. In assessing its potential liability at these sites, the Company has considered the following: the solvency of the other PRP's, whether responsibility is being disputed, the terms of existing agreements, experience at similar sites, and the fact that its volumetric contribution at these sites is relatively small.

     The Company's policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As of December 30, 1995, the Company had reserves of $24 million, primarily for remediation activities associated with company-owned properties as well as for Superfund sites.

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

    Employees. During 1995, the Company had approximately 19,000 employees, approximately 13,000 of whom were employed in the U.S. Of these U.S. employees, approximately 21% are covered by collective bargaining agreements with approximately 11 labor unions. The majority of the Company's hourly- and weekly-paid employees outside the U.S. are covered by collective bargaining agreements. The Company's labor agreements in the U.S. expire in 1996, 1997 and 1998. There have been no significant interruptions or curtailments of the Company's operations in recent years due to labor disputes. The Company believes that its relationship with its employees is good.

    1(d) Financial information about foreign and domestic operations and export sales. Geographic area information on page 17 of the Annual Report to shareholders for the year ended December 30, 1995 is incorporated herein by reference.

    Item 2. Properties.

    As of December 30, 1995, Registrant and its subsidiaries owned or leased facilities for manufacturing, distribution and sales offices in 29 states and 34 foreign countries. The Registrant believes that its facilities are suitable and adequate for its business. The Registrant utilizes approximately 13,400,000 square feet of floor space in its business, of which approximately 3,600,000 square feet of floor space is leased.

    A summary of material locations (over 50,000 square feet) that are owned by the Registrant and its subsidiaries are:

    Tools

    Phoenix, Arizona; Visalia, California; Clinton and New Britain, Connecticut; Atlanta, Georgia; Shelbyville, Indiana; Kansas City, Kansas; Worcester, Massachusetts; Two Harbors, Minnesota; Hamlet and Sanford, North Carolina; Claremont, New Hampshire; Columbus, Georgetown, Sabina and Washington Court House, Ohio; Allentown, Royersford and York, Pennsylvania; East Greenwich, Rhode Island; Cheraw, South Carolina; Pulaski and Shelbyville, Tennessee; Dallas and Wichita Falls, Texas; Pittsfield and Shaftsbury, Vermont; Hedelberg West, Ingleburn and Moonah, Australia; Sao Paulo, Brazil; Smiths Falls and Toronto, Canada; Pecky, Czech Republic; Ecclesfield, Hellaby, Manchester and Sheffield, England; Besancon Cedex and Maxonchamp, France; Wieseth, Germany; Surabaya, Indonesia; Puebla, Mexico; Taichung Hsien, Taiwan; and Amphur Bangpakong, Thailand.

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

        In March 1993, the U.S. Environmental Protection Agency issued a Notice of Violation and Reporting Requirement to the Company's wholly-owned subsidiary Stanley-Bostitch, Inc. alleging violation of Air Pollution Control Regulation No. 15 and source specific requirements of the Rhode Island state implementation plan and the Clean Air Act at the Stanley-Bostitch facility in East Greenwich, Rhode Island. In November 1993, the U.S. Environmental Protection Agency issued a Notice of Violation and Draft Administrative Order to Stanley-Bostitch alleging violation of Air Pollution Control Regulation No. 9 of the Rhode Island state implementation plan and the Clean Air Act at the Stanley Bostitch facility in East Greenwich, Rhode Island. The violations have been corrected and these matters were settled for $225,000 on January 12, 1996.

    Item 4.  Submission of Matters to a Vote of Security Holders.

    No matter was submitted during the fourth quarter of the Registrant's last fiscal year to a vote of security holders.

    Executive Officers. The following is a list of the executive officers of the Registrant:

                                                                  Elected
Name, Age, Birth date               Office                        to Office
---------------------               ------                        ---------
R.H. Ayers (53)      Chairman, President and Chief Executive      4/19/89
    (10/12/42)         Officer.  Joined Stanley in 1972;
                       1985 Chief Operating Officer and
                       President; 1987 President and Chief
                       Executive Officer.

B.W. Bennett(52)     Vice President, Human Resources.  Joined     7/1/92
    (6/4/43)           Stanley in 1984 as Taylor Rental Train-
                       ing Manager; 1990 Director, Organi-
                       zation Development; 1991 Vice President,
                       Human Resources, Stanley Access
                       Technologies.

J.B. Gustafson (52)  Vice President, Information Systems.         1/1/90
    (5/10/43)          Joined Stanley in 1977; 1986 Director
                       of Information Systems.

R. Huck (51)         Vice President, Finance and Chief            7/1/93
    (2/22/45)          Financial Officer.  Joined Stanley
                       in 1970; 1987 Controller, Stanley Tools;
                       1990 Vice President and Controller.

R.A. Hunter (49)     President and Chief Operating Officer.       7/1/93
    (12/15/46)         Joined Stanley in 1974;  1987 Vice
                       President, Finance and Chief Financial
                       Officer.

T.E. Mahoney (54)    Vice President, Marketing Development        6/5/95
     (3/20/42)         and President and General Manager of
                       Stanley Customer Support Division.
                       Joined Stanley in 1965; 1988 President
                       and General Manager, National Hand Tools
                       business unit; 1992 President and General
                       Manager, Stanley Hardware.

P.W. Russo   (42)    Vice President, Strategy and Development.    9/18/95
    (5/22/53)          Joined Stanley in 1995; 1991 Co-Chairman
                       and Co-Chief Executive Officer, SV Corp.
                       (formerly Smith Valve Corp.); 1988
                       Co-founder and Managing Director,
                       Cornerstone Partners Limited.

S.S. Weddle (57)     Vice President, General Counsel               1/1/88
    (11/9/38)          and Secretary. Joined Stanley in 1978.

T. F. Yerkes (40)     Vice President and Controller.  Joined       7/1/93
    (9/9/55)           Stanley in 1989 from Ernst & Young,
                       certified public accountants; 1989
                       Director of Consolidations and
                       Accounting Services; 1990 Director
                       of Accounting and Financial Reporting.

Executive officers serve at the pleasure of the Board of Directors. Unless otherwise indicated, each officer has had the same position with the Registrant for five years.

                                     Part II

         Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters. Registrant incorporates by reference the line item "Shareholders of record at end of year" from pages 18 and 19 and the material captioned "Investor Information" on page 37 of its Annual Report to shareholders for the year ended December 30, 1995.

         Item 6. Selected Financial Data. Registrant incorporates by reference pages 18 and 19 of its Annual Report to shareholders for the year ended December 30, 1995.

         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Registrant incorporates by reference pages 20 through 23 of its Annual Report to shareholders for the year ended December 30, 1995.

         Item 8. Financial Statements and Supplementary Data. The consolidated financial statements and report of independent auditors included on pages 24 to 36 and page 16, respectively, of the Annual Report to shareholders for the year ended December 30, 1995 are incorporated herein by reference.

         Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.

                                    Part III

         Item 10. Directors and Executive Officers of the Registrant. Registrant incorporates by reference pages 2 through 6 of its definitive Proxy Statement, dated March 6, 1996.

         Item 11. Executive Compensation. Registrant incorporates by reference the last paragraph of "Information Concerning Directors Continuing in Office" on page 6 and the material captioned "Executive Compensation" on pages 8 through 15 of its definitive Proxy Statement, dated March 6, 1996.

         Item 12. Security Ownership of Certain Beneficial Owners and Management. Registrant incorporates by reference the material captioned "Security Ownership" on pages 6 and 7 of its definitive Proxy Statement, dated March 6, 1996.

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

     3. Exhibits

See Exhibit Index on page E-1.

     14(b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

        Date of Report                  Items Reported
        --------------                  --------------
     October 5, 1995              Press release, dated October 5,
                                  1995, announcing the Company's
                                  plans to close a manufacturing
                                  plant.  Press Release, dated
                                  October 9, 1995 announcing the
                                  Company's initial phase of
                                  restructuring.

     October 18, 1995             Press release dated October
                                  18, 1995 announcing third
                                  quarter results.


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

                                  THE STANLEY WORKS

                                  By Richard H. Ayers
                                    ----------------------------
                                    Richard H. Ayers, Chairman
                                    and Chief Executive Officer

February 28, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 28, 1996 by the following persons on behalf of the Registrant and in the capacities indicated.

  Richard H. Ayers                     Eileen S. Kraus
-----------------------------          ------------------------------
Richard H. Ayers, Chairman,            Eileen S. Kraus, Director
Chief Executive Officer and
Director

  Richard Huck                         George A. Lorch
-----------------------------          ------------------------------
Richard Huck, Vice President,          George A. Lorch, Director
Finance and Chief Financial
Officer

  Theresa F. Yerkes                    Walter J. McNerney
-----------------------------          ------------------------------
Theresa F. Yerkes, Vice President      Walter J. McNerney, Director
and Controller (Chief Accounting
Officer)

  Stillman B. Brown                    Gertrude G. Michelson
-----------------------------          ------------------------------
Stillman B. Brown, Director            Gertrude G. Michelson, Director

  Edgar R. Fiedler                     John S. Scott
-----------------------------          ------------------------------
Edgar R. Fiedler, Director             John S. Scott, Director

  Mannie L. Jackson                    Walter W. Williams
-----------------------------          ------------------------------
Mannie L. Jackson, Director            Walter W. Williams, Director

  James G. Kaiser
-----------------------------
James G. Kaiser, Director

FORM 10-K--ITEM 14(a) (1) and (2)

THE STANLEY WORKS AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

    The following consolidated financial statements and report of independent auditors of The Stanley Works and subsidiaries, included in the Annual Report of the Registrant to its shareholders for the fiscal year ended December 30, 1995, are incorporated by reference in Item 8:

    Report of Independent Auditors

    Consolidated Statements of Earnings--fiscal years ended December 30, 1995, December 31, 1994 and January 1, 1994.

    Consolidated Balance Sheets--December 30, 1995 and December 31, 1994.

    Consolidated Statements of Cash Flows--fiscal years ended December 30, 1995, December 31, 1994 and January 1, 1994.

    Consolidated Statements of Changes in Shareholders' Equity--fiscal years ended December 30, 1995, December 31, 1994 and January 1, 1994.

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

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in this Annual Report (Form 10-K) of The Stanley Works of our report dated January 31, 1996, included in the 1995 Annual Report to Shareholders of The Stanley Works.

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

We also consent to the incorporation by reference in the following registration statements of our report dated January 31, 1996, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the consolidated financial statement schedule included in this Annual Report (Form 10-K) of The Stanley Works.

        Registration Statement (Form S-8 No. 2-93025)
        Registration Statement (Form S-8 No. 2-96778)
        Registration Statement (Form S-8 No. 2-97283)
        Registration Statement (Form S-8 No. 33-16669)
        Registration Statement (Form S-3 No. 33-12853)
        Registration Statement (Form S-3 No. 33-19930)
        Registration Statement (Form S-8 No. 33-39553)
        Registration Statement (Form S-8 No. 33-41612)
        Registration Statement (Form S-3 No. 33-46212)
        Registration Statement (Form S-3 No. 33-47889)
        Registration Statement (Form S-8 No. 33-55663)
        Registration Statement (Form S-8 No. 33-62565)
        Registration Statement (Form S-8 No. 33-62567)
        Registration Statement (Form S-8 No. 33-62575)

                                                 ERNST & YOUNG LLP

Hartford, Connecticut
March 22, 1996

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the following registration statements pertaining to The Stanley Works 401(k) Savings Plan of our report dated March 22, 1996, with respect to the financial statements and schedules of The Stanley Works 401(k) Savings Plan for the year ended December 31, 1995 included as Exhibit 99(i) to this Annual Report (Form 10-K) for the fiscal year ended December 30, 1995.

        Registration Statement (Form S-8 No. 2-97283)
        Registration Statement (Form S-8 No. 33-41612)
        Registration Statement (Form S-8 no. 33-55663)

                                                       ERNST & YOUNG LLP

Hartford, Connecticut
March 22, 1996

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
THE STANLEY WORKS AND SUBSIDIARIES

Fiscal years ended December 30, 1995, December 31, 1994, and January 1, 1994 (In Millions of Dollars)

---------------------------------------------------------------------------------------------------------
              COL. A                  |  COL. B  |              COL. C              |  COL. D  | COL. E
--------------------------------------|----------|----------------------------------|----------|-------
                                      |          |              Additions           |          |
                                      |Balance at|----------------------------------|          |Balance
           Description                |Beginning |      (1)       |       (2)       |Deductions|at End
                                      |Of Period |Charged to Costs|Charged to Other |-Describe |of Period
                                      |          |   and Expenses |Accounts-Describe|          |
--------------------------------------------------------------------------------------------------------
Fiscal year ended December 30, 1995
  Reserves and allowances deducted
    from asset accounts:
      Allowance for doubtful accounts:
        Current                            $20.9         $9.7          $0.3 (B)        $12.8 (A)   $18.2
                                                                        0.1 (C)
        Noncurrent                           0.5          0.3                                        0.8
Fiscal year ended December 31, 1994
  Reserves and allowances deducted
  from asset accounts:
      Allowance for doubtful accounts:
        Current                            $24.8          $8.2         $(0.1)(B)       $12.0 (A)    $20.9
        Noncurrent                           0.0                         0.5 (B)                      0.5
Fiscal year ended January 1, 1994
  Reserves and allowances deducted
    from asset accounts:
      Allowance for doubtful accounts:
        Current                            $22.9         $12.7          $6.0 (B)       $18.4 (A)    $24.8
                                                                         1.6 (C)
        Noncurrent                           0.0                                                      0.0

Notes: (A) Represents doubtful accounts charged off, less recoveries of accounts previously charged off.

        (B) Represents net transfers from other accounts and foreign currency translation adjustments.

        (C) Represents opening balances related to acquired companies.

                                  EXHIBIT LIST

(3)  (i)        Restated Certificate of Incorporation
                (incorporated by reference to Exhibit (3)(i) to Quarterly Report on Form 10-Q for quarter ended
                July 1, 1995)

     (ii)       By-laws (incorporated by reference to Exhibit
                (3)(i) to Annual Report on Form 10-K for the year ended December 31, 1994)

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

     (iii) Rights Agreement, dated January 31, 1996 (incorporated by reference to Exhibit (4)(i) to Current Report on Form 8-K dated January 31, 1996)

     (iv) Facility A (364 Day) Credit Agreement, dated as of October 25, 1995, with the banks named therein and Citibank, N.A. as agent

     (v) Facility B (Five Year) Credit Agreement, dated as of October 25, 1995, with the banks named therein and Citibank, N.A. as agent

                                      E-1-

(10) (i) Executive Agreements (incorporated by reference to Exhibit 10(i) to Annual Report on Form 10-K for year ended January 3, 1987)*

     (ii) Deferred Compensation Plan for Non-Employee Directors as amended January 31, 1996 (incorporated by reference to Exhibit 10(i) to Current Report on Form 8-K dated January 31, 1996)*

     (iii) 1988 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10(v) to Annual Report on Form 10-K for year ended December 31, 1988)*

     (iv)       Management Incentive Compensation Plan effective
                January 1, 1996*

     (v)        Deferred Compensation Plan for Participants in
                Stanley's Management Incentive Plan effective
                January 1, 1996*

     (vi) Restated Supplemental Retirement and Savings Plan for Salaried Employees of The Stanley Works effective as of January 1, 1996*

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

                (a) First Amendment to Loan and Guarantee Agreement dated as of
                February   , 1993 (incorporated by reference to Exhibit
                10(viii)(a) to Annual Report on Form 10-K for year ended December 31, 1994)

     (ix)       Loan and Guarantee Agreement dated as of June 6,

*      Management contract or compensation plan or arrangement

                                      E-2-

                1989 among The Stanley Works Savings and Retirement Trust, The Stanley Works and Wachovia Bank and Trust Company, N.A., Massachusetts Mutual Life Insurance Company, The Lincoln National Life Insurance Company, First Penn Pacific Life Insurance Company, Security-Connecticut Life Insurance Company-Universal Life, Lincoln National Life Reinsurance Company and American States Life Insurance Company-Universal Life (incorporated by reference to Exhibit (10)(ii) to Quarterly Report on Form 10-Q for quarter ended July 1, 1989)

                (a) First Amendment to Loan and Guarantee Agreement dated as of February , 1993 (incorporated by reference to Exhibit 10(ix)(a) to Annual Report on Form 10-K for year ended December 31, 1994)

     (x)        Assignment and Assumption Agreement and Second
                Amendment to Loan and Guarantee Agreements, dated as of September 30, 1994, among The Stanley Works
                Savings Trust for Hourly Paid Employees, The
                Stanley Works Savings and Retirement Trust, The
                Stanley Works and the Financial Institutions named in Schedules I and II thereto (incorporated by reference to Exhibit 10(x) to Annual Report on Form 10-K for year ended December 31, 1994)

    (xi) Receivables Purchase Agreement dated as of December 1, 1993, among THE STANLEY WORKS, MAC TOOLS, INC., STANLEY BOSTITCH, INC., the PURCHASERS listed on the signature pages thereof, and WACHOVIA BANK OF GEORGIA, NATIONAL ASSOCIATION, as Agent (incorporated by reference to Exhibit (10) (xii) to Annual Report on Form 10-K for year ended January 1, 1994)

                (a) First Amendment to Receivables Purchase Agreement, dated as of December 20, 1995, among The Stanley Works, Stanley Mechanics Tools, Inc. (formerly known as Mac Tools, Inc.), Stanley-Bostitch, Inc. and the Purchasers listed on the signature pages thereof and Wachovia
                Bank of Georgia, N.A. as Agent

     (xii)(a) The Stanley Works Non-Employee Directors' Benefit Trust Agreement dated December 27, 1989 and amended as of January 1, 1991 by and between The Stanley Works and Connecticut National Bank (incorporated by reference to Exhibit (10)(xvii)(a) to Annual Report on Form 10-K for year ended December 29, 1990)

          (b)   The Stanley Works Employees' Benefit Trust
                Agreement dated December 27, 1989 and amended as

                                      E-3-
           of January 1, 1991 by and between The Stanley Works and Connecticut National Bank (incorporated by reference to Exhibit
           (10)(xvii)(b) to Annual Report on Form 10-K for year ended December 29, 1990)

(xiii) Restated and Amended 1990 Stock Option Plan (incorporated by reference to Exhibit 10(xiii) to the Annual Report on Form 10-K for the year ended December 31, 1994)*

(xiv)      Term Note, dated as of June 7, 1991, by State
           Street Bank and Trust Company, as Trustee for the
           Savings Plan for Salaried Employees of The
           Stanley Works, to Stanley Works Funding
           Corporation (incorporated by reference to Exhibit (10)(xxi) to Current Report on Form 8-K dated June 7, 1991)

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

(xvii) The Stanley Works Stock Option Plan for Nonemployee Directors (incorporated by reference to Exhibit 10(xvii) to the Annual Report on Form 10-K for the year ended December 31, 1994)*

(11)       Statement re computation of per share earnings

(12) Statement re computation of ratio of earnings to fixed charges

(13)       Annual Report to shareholders for year ended
           December 30, 1995

(21)       Subsidiaries of Registrant

(23)       Consents of Independent Auditors (at page F-2 and
           F-3

*      Management contract or compensation plan or arrangement

                                      E-4-

(27)         Financial Data Schedule

(99) (i) Financial Statements and report of independent auditors for the year ended December 31, 1995, of The Stanley Works 401(k) Savings Plan

     (ii) Policy on Confidential Proxy Voting and Independent Tabulation and Inspection of Elections as adopted by The Board of Directors October 23, 1991 (incorporated by reference to Exhibit (28)(i) to Quarterly Report on Form 10-Q for quarter ended September 28, 1991)


                                      E-5-