Form 10-Q
period 1996-03-30
STANLEY WORKS
filed 1996-05-14
CIK 93556

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934
                For the quarterly period ended March 30, 1996

                                   or

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: shares of the company's Common Stock ($2.50 par value) were outstanding 44,424,477 as of May 3, 1996. On April 17, 1996, the Board of Directors of the Registrant declared a two-for-one split of the Registrant's Common Stock to be effected by the distribution of one additional share for each share outstanding on June 3, 1996 to shareholders of record as of May 13, 1996. (See Part II Item 2).



        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                  THE STANLEY WORKS AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF EARNINGS
         (Unaudited, Millions of Dollars Except per Share Data)


                                                  First Quarter
                                                1996      1995


NET SALES                                     $ 635.3    $ 643.3

COSTS AND EXPENSES
    Cost of sales                               429.3      437.6
    Selling, general and administrative         149.0      147.3
    Interest - net                                6.5        7.5
    Other - net                                   3.5        4.6
                                              --------  --------
                                                588.3      597.0
                                              --------  --------
EARNINGS BEFORE INCOME TAXES                     47.0       46.3

    Income Taxes                                 17.4       17.6
                                              --------  --------
NET EARNINGS                                  $  29.6    $  28.7
                                              ========  ========

NET EARNINGS PER SHARE OF COMMON STOCK        $  0.33    $  0.32
                                              ========  ========

DIVIDENDS PER SHARE                           $  0.18    $ 0.175
                                              ========  ========

AVERAGE SHARES OUTSTANDING (in thousands)      88,815     88,828
                                              ========  ========







See notes to consolidated financial statements.

                        THE STANLEY WORKS AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (Unaudited, Millions of Dollars)

                                                   March 30   December 30
                                                     1996        1995
    ASSETS
    Current Assets
        Cash and cash equivalents                $     39.3  $     75.4
        Accounts and notes receivable                 454.9       438.7
        Inventories                                   335.2       349.1
        Other current assets                           45.8        51.9
                                                     ------      ------
    Total Current Assets                              875.2       915.1

    Property, Plant and Equipment                   1,147.0     1,140.7
        Less: accumulated depreciation               (620.3)     (608.6)
                                                    -------     -------
                                                      526.7       532.1

    Goodwill and Other Intangibles                    129.4       131.8
    Other Assets                                       97.1        91.0
                                                    -------     -------
                                                 $  1,628.4  $  1,670.0
                                                    =======     =======
    LIABILITIES AND SHAREHOLDERS' EQUITY
    Current Liabilities
        Short-term borrowings                    $     52.3  $     77.2
        Current maturities of long-term debt           13.9        14.1
        Accounts payable                               84.2       112.7
        Accrued expenses                              198.0       183.7
                                                    -------     -------
    Total Current Liabilities                         348.4       387.7

    Long-Term Debt                                    384.0       391.1
    Deferred Income Taxes                              15.4        16.4
    Other Liabilities                                 137.3       140.2

    Shareholders' Equity
        Common Stock                                  230.8       115.4
        Capital in excess of par value                    -        68.4
        Retained earnings                             903.3       937.6
        Foreign currency translation adjustment       (66.7)      (70.6)
        ESOP debt                                    (241.9)     (244.3)
                                                    -------     -------
                                                      825.5       806.5
        Less: cost of common stock in treasury         82.2        71.9
                                                    -------     -------
    Total Shareholders' Equity                        743.3       734.6
                                                    -------     -------
                                                 $  1,628.4  $  1,670.0
                                                    =======     =======


    See notes to consolidated financial statements.

                     THE STANLEY WORKS AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Unaudited, Millions of Dollars)

                                                            FIRST QUARTER
                                                             1996   1995
   Operating Activities
     Net Earnings                                          $ 29.6 $ 28.7
     Depreciation and amortization                           20.1   21.9
     Other non-cash items                                     5.0    6.2
     Changes in operating assets
        and liabilities                                     (18.4) (62.7)
                                                            ------ ------
     Net cash provided (used) by
        operating activities                                 36.3   (5.9)

   Investing Activities
     Capital expenditures                                   (13.7) (13.0)
     Proceeds from sales of assets                            3.8    0.3
     Proceeds from sale of businesses                         1.9      -
     Other                                                   (5.7)  (5.1)
                                                            ------ ------
     Net cash used by
        investing activities                                (13.7) (17.8)

   Financing Activities
     Payments on long-term debt                              (3.4)  (0.3)
     Net short-term borrowings                              (22.7)  29.1
     Proceeds from issuance of common stock                  22.9    0.5
     Purchase of common stock for treasury                  (37.5)  (6.4)
     Cash dividends on common stock                         (18.7) (30.0)
                                                            ------ ------
     Net cash used by
        financing activities                                (59.4)  (7.1)


   Effect of Exchange Rate Changes on Cash                    0.7    2.0
                                                            ------ ------
   Decrease in Cash and Cash Equivalents                    (36.1) (28.8)

   Cash and Cash Equivalents,
      Beginning of Period                                    75.4   69.3
                                                            ------ ------
   Cash and Cash Equivalents,
      End of First Quarter                                 $ 39.3 $ 40.5
                                                            ====== ======




    See notes to consolidated financial statements.

                         THE STANLEY WORKS AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CHANGES
                               IN SHAREHOLDERS' EQUITY
                          (Unaudited, Millions of Dollars)





                                                          THREE MONTHS
                                                        1996        1995


    Balance at beginning of year                     $   734.6  $  744.2

    Net earnings                                          29.6      28.7

    Currency translation adjustment                        3.9      (7.3)

    Cash dividends declared                              (16.2)    (15.6)

    Net common stock activity, including tax benefit     (11.0)     (2.3)

    ESOP debt                                              2.4       2.2
                                                       --------  -------

    Balance at end of first quarter                  $   743.3  $  749.9
                                                       =======   =======







    See notes to consolidated financial statements.



















                                     -4-
                     THE STANLEY WORKS AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               March 30, 1996


NOTE A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of both normal and recurring items) considered necessary for a fair presentation of the results of operations for the interim periods have been included. For further information, refer to the consolidated financial statements and footnotes included in the company's annual report on Form 10-K for the year ended December 30, 1995.

NOTE B - Common Stock Split

On April 17, 1996, the shareholders approved an increase in the number of authorized common shares from 110,000,000 to 200,000,000. On that date, the Board of Directors declared a two-for-one common stock split to be effected by the distribution of one additional share for each share outstanding. Such distribution will be made on June 3, 1996 to shareholders of record as of May 13, 1996. Accordingly, the stock split has been recognized by reclassifying $115.4 million, the par value of the additional shares resulting from the split, from capital surplus and retained earnings to common stock. All shares outstanding and per share amounts have been restated to retroactively reflect the stock split.

NOTE C - Computation of Earnings Per Share

Earnings per share are based upon the weighted average number of common shares outstanding. The exercise of outstanding stock options would not result in a material dilution of earnings per share. (See Exhibit 11)

NOTE D - Inventories

The classification of inventories at the end of the first quarter of 1996 and at year-end 1995, in millions of dollars, is as follows:

                           March 30         December 30
                               1996                1995
                              ------              ------
Finished products            $ 212.0            $ 224.1
Work in process                 66.8               63.1
Raw materials                   54.1               59.4
Supplies                         2.3                2.5
                              ------              ------
                             $ 335.2            $ 349.1
                              ======              ======

                                   -5-
NOTE E - Cash Flow Information

Interest paid during the first quarter of 1996 and 1995 amounted to $6.9 million and $4.4 million, respectively.

Income taxes paid during the first quarter of 1996 and 1995 were $0.7 million and $9.6 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

First quarter net income of $30 million, or $.33 per share, reflected transition costs associated with previously announced restructuring initiatives. These costs totaled $7 million, or $.05 per share, and included $.02 per share of consulting and $.03 per share of expenses related to the consolidation of North American order management and distribution and other facility closings. Excluding these costs, net income would have been $34 million, or $.38 per share, an increase of 17% from the prior year earnings of $29 million, or $.32 per share. This improved profitability was achieved despite lower sales volume. First quarter net sales were $635 million, a 1% reduction from the $643 million reported last year.

The lower sales volume realized in the first quarter was reflective of unusually strong sales in the same period last year; fourth quarter 1995 retail activity was weak leaving customers with excess inventory going into 1996; and the company's business and product line divestitures in 1995 resulted in a $6 million reduction in sales this quarter. Order patterns strengthened throughout the period and ended on a positive note, with a 3.5% sales increase in March. Despite the lower sales volume and the continued costs related to restructuring efforts the company was able to deliver improved profits. The aggressive initiatives that were begun in 1995 to realign the company's cost structure are beginning to pay off.

Gross margins reported for the quarter were 32.4% of sales compared with
32.0% last year.   The improvement in margins, due largely to the absence
of prior year manufacturing integration costs, was offset somewhat by underabsorption of factory overheads caused by lower sales volumes and aggressive inventory management. Operating expenses were 23.4% of sales and included approximately $4 million of consulting and other restructuring related transition costs. Excluding these charges, operating expense would have been 22.8% of sales compared with 22.9% in the prior year.

Net sales in the Tools segment were reduced by $6 million as a result of 1995 restructuring related divestitures. Excluding this reduction, first quarter net sales were virtually flat, with volume declines noted particularly in the industrial tool category. Operating profits for this segment included approximately $4 million in restructuring related transition costs. Excluding these costs, operating profits would have been $56 million, or 11.8% of sales, compared with $53 million, 11.0% of sales in the prior year. The absence of manufacturing integration costs in the Mechanics Tools business contributed to the improvement.

Net sales in the Hardware segment were 2% lower than the prior year, primarily from volume declines in the U.S., although price increases partially offset those reductions. Operating profits were improved from the prior year, reflecting improved performance in the European Home Decor business. Excluding restructuring related transition costs of $1 million, operating profits were $10 million, or 12.5% of sales compared with $9 million, or 10% of sales in the prior year.

Net sales in the Specialty Hardware segment were flat compared to last year as the effect of a recent acquisition offset unit volume declines. Operating profits, excluding restructuring related transition costs of $1 million, were $3 million, or 3.7% of sales compared with 3.5% of sales in the prior year.

Geographically, all regions experienced flat to lower sales for the
quarter.   Operating profits excluding restructuring related transition costs were $50 million in the U.S., $12 million in Europe and $7 million in Other Areas.

The company is encouraged by strengthening North American business conditions towards the end of the quarter and is optimistic that future comparisons will prove to be easier. The first quarter comparisons should, in fact, be the most difficult for the year. The company is on schedule with its restructuring initiatives and has begun to see earnings improvements as a result. Although no additional significant restructuring initiatives were announced in the first quarter, there are a number of important projects in the planning stages and the company will remain focused and has made good progress on evaluating its product categories and working toward the aggressive targets set for cost and asset reduction. As a result of these efforts the company continues to build value for its shareholders.


Liquidity and Sources of Capital

Cash flow from operations was $36.3 million. Operating cash flow increased over the prior year reflecting the increased working capital levels necessary in the prior year to fund internal sales growth.
Aggressive actions to reduce inventories as part of the company's overall asset reduction plans also had a postive effect on operating cash flows for the quarter.

During the first quarter 1996, the company made severance and other exit cost payments of $3 million under the previously disclosed restructuring program. At March 30, 1996, the reserve balance for the restructuring initiatives announced in 1995 was $15 million. The plant closings and exit activities initiated in 1995 are progressing as planned. Additional restructuring alternatives are currently being evaluated and future restructuring charges and restructuring related costs will likely result as the various initiatives under consideration are developed and specific operating plans are designed, approved and implemented. Due to the complexity of these initiatives and the early stage of planning, the company is currently unable to estimate the future charges and costs; however, it is likely that those charges and costs will be material and may approximate the amount of charges and costs already incurred in 1995.

The company anticipates that its operating cash flow and borrowing capacity will enable it to fund its growth and restructuring initiatives, capital expenditures, and dividends. The restructuring activities the company has implemented to date as well as future restructuring initiatives will not have a material effect on liquidity.

Capital expenditures for the year are forecast at approximately $100 million.

                      THE STANLEY WORKS AND SUBSIDIARIES
                          BUSINESS SEGMENT INFORMATION
                        (Unaudited, Millions of Dollars)

                                     First Quarter
                     -------------------------------------------
                                     Unit    ACQ/
                      1996   Price  Volume   DVT Currency  1995
                    -------- ------ ------ ------ ------ --------
INDUSTRY SEGMENTS
  NET SALES
   Tools
     Consumer        $ 172.7   2%     (2)%    -      -   $ 173.5
     Industrial        140.4   2%     (4)%    -      -     143.8
     Engineered        164.0   -       1 %   (3)%    -     166.5
                     -------                             -------
        Total Tools    477.1   1%     (1)%   (1)%    -     483.8
   Hardware             83.2   2%     (4)%    -      -      84.7
   Specialty Hardware   75.0   -      (2)%    2 %    -      74.8
                     -------                             -------
     Consolidated    $ 635.3   1%     (1)%   (1)%    -   $ 643.3
                     =======                             =======

  OPERATING PROFIT
   Tools             $  51.9                             $  53.0
   Hardware              9.6                                 8.5
   Specialty Hardware    2.3                                 2.6
                     --------                            --------
        Total           63.8                                64.1
   Net corporate
     expenses           (9.2)                               (8.9)
   Interest expense     (7.6)                               (8.9)
                     --------                            --------
   Earnings before
     income taxes    $  47.0                             $  46.3
                     ========                            ========

GEOGRAPHIC AREAS
  NET SALES
   United States     $ 449.5   1%     (1)%   (1)%    -   $ 454.6
   Europe              108.1   2%     (3)%    1 %    -     107.8
   Other Areas          77.7   1%     (4)%    -     (1)%    80.9
                     -------                             -------
      Consolidated   $ 635.3   1%     (1)%   (1)%    -   $ 643.3
                     =======                             =======

 OPERATING PROFIT
   United States     $  45.4                             $  46.7
   Europe               11.6                                12.4
   Other Areas           6.8                                 5.0
                     -------                             -------
Total                $  63.8                             $  64.1
                     =======                             =======


      See notes to consolidated financial statements.

                        PART II - OTHER INFORMATION

Item 2. - Change in Securities

         (a) On April 17, 1996, the shareholders of the company approved an amendment to the Restated Certificate of Incorporation to increase the number of authorized shares of the company's common stock, par value $2.50 per share, from 110,000,000 to 200,000,000. On that date, the
Board of Directors declared a two-for-one split of the company's common stock, $2.50 par value, to be effected by the distribution of one additional share for each share outstanding. Such distribution will be made on June 3, 1996 to shareholders of record as of May 13, 1996. Accordingly, the stock split has been recognized by reclassifying $115.4 million, the par value of the additional shares resulting from the split, from capital surplus and retained earnings to common stock. The stock split will not change the rights of the holders of the company's common stock.

Item 6. - Exhibits and Reports on Form 8-K

(a) Exhibits

         (1) See Exhibit Index on page 11

(b) Reports on Form 8-K.

         (1) Registrant filed a Current Report on Form 8-K, dated January 31, 1996, in respect of the following items reported by the
Registrant:
         (i)   Press release reporting 1995 year-end results.
         (ii) Amended terms of the Deferred Compensation Plan for Non-Employee Directors.
         (iii) Extended benefits offered by the Rights Agreement dated as of January 31, 1996, between The Stanley Works and State Street Bank and Trust Company, as Rights Agent.

                                 Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE STANLEY WORKS

Date: May 14, 1996                   By:  Richard Huck

                                          Richard Huck
                                          Vice President, Finance
                                          and Chief Financial Officer

Date: May 14, 1996                   By:  Theresa F. Yerkes

                                          Theresa F. Yerkes
                                          Vice President and
                                          Controller (Chief Accounting
                                          Officer)

                              EXHIBIT INDEX



  (1) Restated Certificate of Incorporation

 (11) Statement re computation of earnings per share

 (12) Statement re computation of ratio of earnings to fixed charges

 (27) Financial Data Schedule