Form 10-Q
period 1996-06-29
STANLEY WORKS
filed 1996-08-12
CIK 93556

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934
                For the quarterly period ended June 29, 1996

                                   or

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: shares of the company's Common Stock ($2.50 par value) were outstanding 88,844,942 as of August 2, 1996.



        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            THE STANLEY WORKS AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF EARNINGS
               (Unaudited, Millions of Dollars Except Per Share Amounts)


                             Second Quarter                  Six Months
                            1996       1995              1996          1995
                        --------     --------         --------       --------
Net Sales               $ 677.2      $ 655.5        $ 1,312.5      $ 1,298.8

Costs and Expenses
  Cost of sales           453.0        443.6            882.3          881.2
  Selling, general and
     administrative       153.1        148.6            302.1          295.9
  Interest - net            5.4          8.1             11.9           15.6
  Other - net               4.4          4.4              7.9            9.0
  Restructuring             3.8           -               3.8             -
                        --------     --------         --------       --------
                          619.7        604.7          1,208.0        1,201.7
                        --------     --------         --------       --------
Earnings before
     income taxes          57.5         50.8            104.5           97.1

Income Taxes               24.9         19.3             42.3           36.9
                        --------     --------         --------       --------
Net Earnings            $  32.6      $  31.5        $    62.2      $    60.2
                        ========     ========         ========       ========
Net Earnings Per Share
     of  Common Stock   $   0.37     $   0.36       $     0.70     $     0.68
                        ========     ========         ========       ========
Dividends per share     $   0.18     $  0.175       $     0.36     $     0.35
                        ========     ========         ========       ========
Average shares outstanding
     (in thousands)       88,825       88,732           88,830         88,775
                        ========     ========         ========       ========










See notes to consolidated financial statements.



                                        -1-
                        THE STANLEY WORKS AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (Unaudited, Millions of Dollars)

                                                   June 29   December 30
                                                     1996        1995
                                                     ------      ------
    ASSETS
    Current Assets
        Cash and cash equivalents                 $    79.5   $    75.4
        Accounts and notes receivable                 454.2       438.7
        Inventories                                   344.4       349.1
        Other current assets                           42.3        51.9
                                                     ------      ------
    Total Current Assets                              920.4       915.1

    Property, plant and equipment                   1,147.1     1,140.7
        Less: accumulated depreciation               (623.2)     (608.6)
                                                    -------     -------
                                                      523.9       532.1

    Goodwill and other intangibles                    121.0       131.8
    Other assets                                      103.3        91.0
                                                    -------     -------
                                                  $ 1,668.6   $ 1,670.0
                                                    =======     =======
    LIABILITIES AND SHAREHOLDERS' EQUITY
    Current Liabilities
        Short-term borrowings                     $    33.4   $    77.2
        Current maturities of long-term debt           13.8        14.1
        Accounts payable                              119.6       112.7
        Accrued expenses                              204.6       183.7
                                                    -------     -------
    Total Current Liabilities                         371.4       387.7

    Long-term debt                                    373.3       391.1
    Deferred income taxes                              15.0        16.4
    Other liabilities                                 143.2       140.2

    Shareholders' Equity
        Common stock                                  230.9       115.4
        Capital in excess of par value                   -         68.4
        Retained earnings                             919.2       937.6
        Foreign currency translation adjustment       (62.7)      (70.6)
        ESOP debt                                    (239.6)     (244.3)
                                                    -------     -------
                                                      847.8       806.5
        Less: cost of common stock in treasury         82.1        71.9
                                                    -------     -------
    Total Shareholders' Equity                        765.7       734.6
                                                    -------     -------
                                                  $ 1,668.6   $ 1,670.0
                                                    =======     =======


    See notes to consolidated financial statements.


                                      -2-




                    THE STANLEY WORKS AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Unaudited, Millions of Dollars)

                                               SECOND QUARTER   SIX MONTHS
                                                 1996   1995    1996   1995
                                                ------ ------  ------ ------
   Operating Activities
     Net earnings                              $ 32.6 $ 31.5  $ 62.2  $ 60.2
     Depreciation and amortization               18.7   20.8    38.8    42.7
     Restructuring                                3.8     -      3.8      -
     Other non-cash items                        12.3    6.9    17.3    13.1
     Changes in operating assets
        and liabilities                          32.2  (28.0)   13.8   (90.7)
                                                ------ ------ ------  ------
     Net cash provided by
        operating activities                     99.6   31.2   135.9    25.3

   Investing Activities
     Capital expenditures                       (17.4) (14.2)  (31.1)  (27.2)
     Capitalized software                        (5.6)  (3.6)  (10.8)   (9.1)
     Proceeds from sales of businesses           13.3     -     15.2      -
     Other                                       (6.0)  (1.8)   (2.7)   (1.1)
                                                ------ ------  ------  ------
     Net cash used by
        investing activities                    (15.7) (19.6)  (29.4)  (37.4)

   Financing Activities
     Payments on long-term debt                  (3.1)  (1.3)   (6.5)   (1.6)
     Net short-term borrowings                  (16.3)  13.4   (39.0)   42.5
     Proceeds from issuance of common stock       4.2    0.4    27.1     0.9
     Purchase of common stock for treasury       (9.5)  (3.8)  (47.0)  (10.2)
     Cash dividends on common stock             (16.0) (15.6)  (34.7)  (45.6)
                                                ------ ------  ------  ------
     Net cash used by
        financing activities                    (40.7)  (6.9) (100.1)  (14.0)

   Effect of Exchange Rate Changes on Cash       (3.0)  (0.4)   (2.3)    1.6
                                                ------ ------  ------  ------
   Increase (decrease) in Cash and
      Cash Equivalents                           40.2    4.3     4.1   (24.5)

   Cash and Cash Equivalents,
      Beginning of Period                        39.3   40.5    75.4    69.3
                                                ------ ------  ------  ------
   Cash and Cash Equivalents,
      End of Second Quarter                    $ 79.5 $ 44.8  $ 79.5  $ 44.8
                                                ====== ======  ======  ======






See notes to consolidated financial statements.

                                     -3-


                         THE STANLEY WORKS AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CHANGES
                               IN SHAREHOLDERS' EQUITY
                          (Unaudited, Millions of Dollars)





                                                           SIX MONTHS
                                                         1996      1995
                                                      --------   -------

    Balance at beginning of year                       $ 734.6   $ 744.2

    Net earnings                                          62.2      60.2

    Currency translation adjustment                        8.0      (7.2)

    Cash dividends declared                              (32.3)    (30.6)

    Net common stock activity, including tax benefit     (11.5)     (5.0)

    ESOP debt                                              4.7       5.3
                                                       --------  -------

    Balance at end of second quarter                   $ 765.7   $ 766.9
                                                       =======   =======







    See notes to consolidated financial statements.



















                                      -4-
                     THE STANLEY WORKS AND SUBSIDIARIES
      NOTES TO (Unaudited) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               June 29, 1996


NOTE A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and
Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of both normal and recurring items) considered necessary for a fair presentation of the results of operations for the interim periods have been included. For further information, refer to the consolidated financial statements and footnotes included in the company's Annual Report on Form 10-K for the year ended December 30, 1995.

NOTE B - Common Stock Split

On April 17, 1996, the shareholders approved an increase in the number of authorized common shares from 110,000,000 to 200,000,000. On that date, the Board of Directors declared a two-for-one common stock split to be effected by the distribution of one additional share for each share outstanding. Such distribution was made on June 3, 1996 to shareholders of record as of May 13, 1996. Accordingly, the stock split has been recognized by reclassifying $115.5 million, the par value of the additional shares resulting from the split, from capital in excess of par value and retained earnings to common stock. All shares outstanding and per share amounts have been restated to reflect the stock split.

NOTE C - Computation of Earnings Per Share

Earnings per share are based upon the weighted average number of common shares outstanding. The exercise of outstanding stock options would not result in a material dilution of earnings per share. (See Exhibit 11)

NOTE D - Inventories

The components of inventories at the end of the second quarter of 1996 and at year-end 1995, in millions of dollars, is as follows:

                            June 29         December 30
                               1996                1995
                              ------              ------
Finished products            $ 222.0            $ 224.1
Work in process                 68.9               63.1
Raw materials                   51.2               59.4
Supplies                         2.3                2.5
                              ------              ------
                             $ 344.4            $ 349.1
                              ======              ======


                                   -5-


NOTE E - Cash Flow Information

Interest paid during the second quarter of 1996 and 1995 amounted to $7.3 million and $9.5 million, respectively. Interest paid for the six months of 1996 and 1995 amounted to $14.2 million and $13.9 million, respectively.

Income taxes paid during the second quarter of 1996 and 1995 were $28.8 million and $32.5 million, respectively. Income taxes paid for the six months of 1996 and 1995 were $29.5 and $42.1 million, respectively.

NOTE F - Restructuring

During the second quarter of 1996, the company recorded a $3.8 million restructuring charge. The charge includes approximately $5.2 million in gains from recent divestitures, offset by the write-off of assets associated with product segments that the company is actively marketing.

During the first six months of 1996, the company made severance and other exit cost payments of $7 million under the previously disclosed restructuring program. At June 29, 1996, the reserve balance for the company's restructuring activities was $13 million.

































                                  -6-


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Consolidated net sales for the second quarter were $677 million, up 3% from
prior year sales of $656 million.   Net earnings were reported at $33
million, or $.37 per share, and were reduced by $.12 per share related to the company's restructuring program. Gains from recent divestitures were offset by charges for the writedown of assets associated with the company's active marketing of non-strategic product segments and resulted in a net restructuring charge of $4 million (pre-tax), or $.06 per share. The company also incurred $8 million (pre-tax), or $.06 per share, for consulting and transition costs related to its various restructuring activities. Excluding these restructuring charges and restructuring-related transition costs, net earnings would have been $43 million, or $.49 per share, a 37% increase over the prior year earnings of $31 million, or $.36 per share.

Consolidated net sales for the first six months of 1996 were $1.3 billion, up 1% from 1995 sales. Net earnings of $62 million, or $.70 per share, included charges of $.17 per share related to the company's restructuring program. Excluding restructuring charges of $.06 per share and restructuring-related transition costs of $.11 per share, net earnings would have been $77 million, or $.87 per share, a 28% increase over prior year earnings of $60 million, or $.68 per share.

Initiatives announced last year as part of the company's "4x4" restructuring program are now being implemented. While the company is incurring some short-term transition costs related to these programs, the planned reductions in its cost structure are beginning to be realized. The progress to-date is very much on target. The company is especially pleased with the success of its cross-divisional procurement teams.

Consolidated gross margins improved to 33.1% of sales from 32.3% for the second quarter and to 32.8% from 32.1% for the first six months. The positive effects of purchasing and other restructuring initiatives contributed to the improvement in margins. In addition, prior year margins had been adversely affected by manufacturing integration costs at the Mechanics Tools division. Operating expenses included consulting and other restructuring-related transition costs of $4 million and $8 million for the second quarter and first six months, respectively. Excluding these charges, operating expense as a percent of sales would have declined to 22.0% from 22.7% for the second quarter and to 22.4% from 22.8% for the
first six months.   This improvement in core operating expense ratios
reflects aggressive cost containment efforts as well as the benefits accruing from restructuring.

Net sales in the Tools segment for the second quarter were virtually flat compared with last year and were down 1% for the six months. Consumer sales reflected weak non-U.S. markets. Industrial sales, which were slightly higher than the prior year quarter and virtually flat for the six months, reflected strengthening in the quarter for the U.S. MAC business offset by reduced volumes in the company's storage systems business. Engineered tool sales were strongly influenced by gains in U.S. fastening tools and fasteners. Restructuring related transition costs and restructuring charges included in second quarter operating profit were $6 million and $1 million, respectively and in the six months operating profit

                                     -7-
were $10 million and $1 million, respectively. Operating profit margins, excluding these charges, would have improved to 13.3% of sales from 11.7% for the second quarter and to 12.5% from 11.3% for the first six months.

The Hardware segment experienced 8% growth in the second quarter and 3% for the first six months due to the strengthening of U.S. consumer markets. Operating profits included $1 million and $2 million of restructuring-related transition costs for the second quarter and first six months, respectively. In addition to restructuring benefits, margins were enhanced by increased factory utilization on higher volume and the resolution of a legal matter.

Sales gains in the Specialty Hardware segment reflected significant growth in the U.S. home center channel for the company's door products. The recent strategic assessment of the door-related product lines has resulted in an increased focus on growing the company's entry door business. Operating profits, excluding restructuring-related transition costs, would have been $7 million for the second quarter, or 7.7% of sales, compared with 4.5% in the prior year and would have been $10 million for the six month period, or 5.9% compared with 4.0% in the prior year. Improved operating margins reflected lower manufacturing costs.

Consolidated operating profit margins, excluding restructuring charges and restructuring-related transition costs, were significantly improved to 12.9% from 10.5% in the prior year period. For the six month period, consolidated operating profit margins, excluding restructuring charges and restructuring-related transition costs, were 11.9% compared with 10.3% in the prior year.

Geographically, the largest sales gains were in the U.S. due to strengthening in retail channels. Europe and Other Areas, with the exception of Canada, continued to produce weak sales results. Operating profits for the second quarter, excluding restructuring charges and restructuring-related transition costs, would have been $71 million in the U.S., $10 million in Europe, and $6 million in Other Areas. For the six month period, operating profits, excluding restructuring charges and restructuring-related transition costs, would have been $121 million in the U.S., $22 million in Europe, and $14 million in Other Areas. Second quarter operating profit reflected $3 million of restructuring charges in net corporate expense and $1 million in Other Areas.

Operating results in the second quarter clearly benefited from the
company's restructuring efforts and stronger U.S. retail markets.   While
market conditions are less predictable, the company believes that the structural changes resulting from its restructuring initiatives will have a sustainable impact on its future profitability. The strategic evaluation of all of its business units and product segments has left the company sharply focused on achieving the full potential of its most important businesses. As a result, the company has recently begun actions to divest the following product segments determined to be non-strategic: garage-related products, office products, U.S. manufactured paint applicators, mail order safety products and drywall tape products. The sale of the U.S. manufactured paint applicator business has been completed and the company expects the sale of the remainder of these product segments to be completed by the end of the year.

The company's remaining businesses are pursuing plans and initiatives to position themselves competitively for future growth. As the company prepares to implement these plans, additional restructuring charges will be reported. In addition, the company has begun to direct its efforts toward achieving the growth goals established as part of the 4x4 program.

Liquidity and Sources of Capital

Cash flow provided by operations was $136 million for the first six months of 1996 compared to $25 million for the same period in fiscal 1995. The increase in cash flow reflects the company's significant focus on improving working capital, specifically through aggressive reductions in inventory.

During the first six months of 1996, the company made severance and other exit cost payments of $7 million as a result of previously disclosed restructuring initiatives.

At June 29, 1996, the reserve balance for the restructuring initiatives announced in 1995 was $13 million. The plant closings and exit activities initiated in 1995 are progressing as planned. Additional restructuring initiatives are currently being pursued and future restructuring charges and restructuring-related transitions costs will likely result as these various initiatives are implemented. Due to the complexity of these initiatives and the preliminary stage of planning, the company is unable to estimate the associated future charges and costs, however, it is anticipated that potential restructuring charges will be material and may approximate the amounts recorded in 1995. In addition, the restructuring related transition costs, which include plant and equipment relocation, employee training and start-up inefficiencies, may also be material and may significantly exceed the restructuring related transition costs recorded to date.

The company anticipates that its operating cash flow and borrowing capacity will enable it to fund its growth and restructuring initiatives, capital expenditures, and dividends. The restructuring activities the company has implemented to date as well as future restructuring initiatives are not expected to have a material effect on liquidity.

Capital expenditures for the year are forecast at approximately $100 million.

                            THE STANLEY WORKS AND SUBSIDIARIES
                              BUSINESS SEGMENT INFORMATION
                            (Unaudited, Millions of Dollars)

                                            Second  Quarter
                        ----------------------------------------------------
                                        Unit   ACQ/       Curr-
                          1996  Price Volume   DVT         ency      1995
                        ----------------------------------------------------
INDUSTRY SEGMENTS
  NET SALES
    Tools
       Consumer       $   175.7   1 %   (2)%   (1)%        (2)%   $    183.3
       Industrial         142.5   3 %    -      -          (1)%        140.3
       Engineered         177.3   -      7 %   (4)%         -          172.9
                        --------                                     --------
          Total Tools     495.5   1 %    2 %   (2)%        (1)%        496.5
    Hardware               87.9   1 %    7 %    -           -           81.7
    Specialty Hardware     93.8  (2)%   22 %    1 %         -           77.3
                        --------                                     --------
       Consolidated   $   677.2   1 %    4 %   (1)%        (1)%   $    655.5
                        ========                                     ========
  OPERATING PROFIT
    Tools             $    58.8                                   $     57.9
    Hardware               12.7                                          7.7
    Specialty Hardware      6.7                                          3.5
                        --------                                     --------
        Total              78.2                                         69.1
    Net corporate
        expenses          (13.7)                                        (9.0)
    Interest expense       (7.0)                                        (9.3)
                        --------                                     --------
    Earnings before
         income taxes $    57.5                                   $     50.8
                        ========                                     ========
GEOGRAPHIC AREAS
  NET SALES
     United States    $   493.2   1 %    7 %   (2)%         -     $    466.0
     Europe               101.0   1 %    -      1 %        (5)%        104.5
     Other Areas           83.0   1 %   (2)%    -          (1)%         85.0
                        --------                                     --------
       Consolidated   $   677.2   1 %    4 %   (1)%        (1)%   $    655.5
                        ========                                     ========
  OPERATING PROFIT
    United States     $    63.4                                   $     50.5
    Europe                  9.3                                         11.7
    Other Areas             5.5                                          6.9
                        --------                                     --------
         Total        $    78.2                                   $     69.1
                        ========                                     ========

                            THE STANLEY WORKS AND SUBSIDIARIES
                              BUSINESS SEGMENT INFORMATION
                            (Unaudited, Millions of Dollars)

                                            Year to Date
                        ----------------------------------------------------
                                        Unit   ACQ/       Curr-
                          1996  Price Volume   DVT         ency      1995
                        ----------------------------------------------------
INDUSTRY SEGMENTS
  NET SALES
    Tools
       Consumer       $   348.4   1 %   (2)%    -          (1)%   $    356.8
       Industrial         282.9   3 %   (3)%    -           -          284.1
       Engineered         341.3   -      5 %   (4)%         -          339.4
                        --------                                     --------
          Total Tools     972.6   1 %    -     (1)%        (1)%        980.3
    Hardware              171.1   2 %    1 %    -           -          166.4
    Specialty Hardware    168.8  (1)%   10 %    2 %         -          152.1
                        --------                                     --------
       Consolidated   $ 1,312.5   1 %    2 %   (1)%        (1)%   $  1,298.8
                        ========                                     ========
  OPERATING PROFIT
    Tools             $   110.7                                   $    110.9
    Hardware               22.3                                         16.2
    Specialty Hardware      9.0                                          6.1
                        --------                                     --------
        Total             142.0                                        133.2
    Net corporate
        expenses          (22.9)                                       (17.9)
    Interest expense      (14.6)                                       (18.2)
                        --------                                     --------
    Earnings before
         income taxes $   104.5                                   $     97.1
                        ========                                     ========
GEOGRAPHIC AREAS
  NET SALES
     United States    $   942.7   1 %    3 %   (2)%         -     $    920.6
     Europe               209.1   1 %   (2)%    1 %        (2)%        212.3
     Other Areas          160.7   1 %   (3)%    -          (1)%        165.9
                        --------                                     --------
       Consolidated   $ 1,312.5   1 %    2 %   (1)%        (1)%   $  1,298.8
                        ========                                     ========
  OPERATING PROFIT
    United States     $   108.8                                   $     97.2
    Europe                 20.9                                         24.1
    Other Areas            12.3                                         11.9
                        --------                                     --------
         Total        $   142.0                                   $    133.2
                        ========                                     ========




      See notes to consolidated financial statements.

                        PART II - OTHER INFORMATION

Item 4. - Submission of Matters to a Vote of Security-Holders

   (a) The company's annual meeting of shareholders was held on April 17, 1996.

   (c)(i)  The following directors were elected:

                                 Shares Voted    Shares
                                    For         Withheld    Non-Votes
                                  ----------   ----------   ----------
         Walter J. McNerney      31,737,290    3,268,316       0
         Gertrude G. Michelson   31,749,638    3,255,968       0
         John S. Scott           31,769,032    3,236,575       0
         George A. Lorch         31,709,305    3,296,301       0
         Stillman B. Brown       31,836,711    3,168,895       0
         Edgar R. Fiedler        31,770,311    3,235,295       0
         Mannie L. Jackson       31,614,486    3,391,120       0
         Kathryn D. Wriston      31,755,511    3,250,095       0

     (ii) The amendments to the Restated Certificate of Incorporation were approved by the following vote:

           Shares Voted     Shares Voted     Shares Voted
                For           Against         Abstaining       Non-Votes
           ------------     ------------     ------------      ----------
            32,212,399        2,504,580         288,426             200

     (iii) Ernst & Young LLP was approved as the company's independent auditors by the following vote:

           Shares Voted     Shares Voted     Shares Voted
                For           Against         Abstaining       Non-Votes
           ------------     ------------     ------------      ----------
            34,453,429        372,426          179,475            277

Item 6. - Exhibits and Reports on Form 8-K

(a) Exhibits

         (1) See Exhibit Index on page 14

(b) Reports on Form 8-K.

         (1) Registrant filed a Current Report on Form 8-K, dated April 17, 1996, in respect of the following items reported by the
                   Registrant:
              (i)   Press release announcing first quarter results.
              (ii)  Press release announcing the retirement of the CEO.
              (iii) Press release announcing the board of directors vote for a
                    2-for-1 stock split.
              (iv)  Amendment of the bylaws to reflect various minor changes.

         (2) Registrant filed a Current Report on Form 8-K, dated April 17, 1996, in respect of the Registrant's press release announcing the election of a new director.

                                Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE STANLEY WORKS

Date: August 12, 1996               By:  Richard Huck

                                          Richard Huck
                                          Vice President, Finance
                                          and Chief Financial Officer

Date: August 12, 1996               By:  Theresa F. Yerkes

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