Form 10-Q
period 1996-09-28
STANLEY WORKS
filed 1996-11-12
CIK 93556

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934
                For the quarterly period ended September 28, 1996

                                   or

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: shares of the company's Common Stock ($2.50 par value) were outstanding 88,892,891 as of November 1, 1996.







        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            THE STANLEY WORKS AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF EARNINGS
               (Unaudited, Millions of Dollars Except Per Share Amounts)


                               Third Quarter                  Nine Months
                              1996       1995             1996          1995
                          --------     --------        --------     --------
Net Sales             $     672.9    $   655.7      $  1,985.4    $  1,954.5

Costs and Expenses
  Cost of sales             448.4        448.0         1,330.7       1,329.2
  Selling, general and
     administrative         151.7        148.0           453.8         443.9
  Interest - net              5.2          7.6            17.1          23.2
  Other - net                 5.5          3.7            13.4          12.7
  Restructuring               3.1         41.5             6.9          41.5
                          --------     --------        --------      --------
                            613.9        648.8         1,821.9       1,850.5
                          --------     --------        --------      --------
Earnings before
     income taxes            59.0          6.9           163.5         104.0

Income Taxes                 21.3          8.6            63.6          45.5
                          --------     --------        --------      --------
Net Earnings (Loss)   $      37.7    $    (1.7)     $     99.9    $     58.5
                          ========     ========        ========      ========
Net Earnings (Loss)
     Per Share of
     Common Stock     $      0.42    $   (0.02)     $     1.12    $     0.66
                          ========     ========        ========      ========
Dividends per share   $     0.185    $    0.18      $    0.545    $     0.53
                          ========     ========        ========      ========
Average shares outstanding
     (in thousands)        88,847       88,579          88,832        88,718
                          ========     ========        ========      ========











See notes to consolidated financial statements.

                            THE STANLEY WORKS AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                            (Unaudited, Millions of Dollars)


                                                   September 28,  December 30,
                                                           1996          1995
                                                        --------      --------
ASSETS
Current Assets
   Cash and cash equivalents                        $      85.0   $      75.4
   Accounts receivable                                    473.8         438.7
   Inventories                                            342.4         349.1
   Other current assets                                    39.8          51.9
                                                        --------      --------
Total Current Assets                                      941.0         915.1

Property, plant and equipment                           1,158.3       1,140.7
   Less: accumulated depreciation                        (632.2)       (608.6)
                                                        --------      --------
                                                          526.1         532.1

   Goodwill and other intangibles                         112.1         131.8
   Other assets                                           110.4          91.0
                                                        --------      --------
                                                    $   1,689.6   $   1,670.0
                                                        ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Short-term borrowings                            $      15.8   $      77.2
   Current maturities of long-term debt                    14.1          14.1
   Accounts payable                                       128.6         112.7
   Accrued expenses                                       238.8         183.7
                                                        --------      --------
Total Current Liabilities                                 397.3         387.7

Long-term debt                                            350.6         391.1
Deferred income taxes                                      12.6          16.4
Other liabilities                                         141.4         140.2

Shareholders' Equity
   Common stock                                           230.9         115.4
   Capital in excess of par value                             -          68.4
   Retained earnings                                      940.0         937.6
   Foreign currency translation adjustment                (60.6)        (70.6)
   ESOP debt                                             (237.2)       (244.3)
                                                        --------       --------
                                                          873.1         806.5
   Less: cost of common stock in treasury                  85.4          71.9
                                                        --------       --------
 Total Shareholders' Equity                               787.7         734.6
                                                        --------      --------
                                                    $   1,689.6   $   1,670.0
                                                        ========      ========


See notes to consolidated financial statements.

                    THE STANLEY WORKS AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Unaudited, Millions of Dollars)

                                               THIRD QUARTER    NINE MONTHS
                                                 1996   1995    1996   1995
                                                ------ ------  ------ ------
   Operating Activities
     Net earnings (loss)                       $ 37.7 $ (1.7)  $ 99.9  $58.5
     Depreciation and amortization               20.0   21.0     58.8   63.7
     Restructuring                                3.1   41.5      6.9   41.5
     Other non-cash items                         0.2    0.5     17.5   13.6
     Changes in operating assets
        and liabilities                          (8.6) (10.8)     5.2 (101.5)
                                                ------ ------  ------  ------
     Net cash provided by
        operating activities                     52.4   50.5    188.3   75.8

   Investing Activities
     Capital expenditures                       (19.9) (17.5)   (51.0) (44.7)
     Capitalized software                        (5.7)  (4.6)   (16.5) (13.7)
     Proceeds from sales of businesses           18.9      -     34.1      -
     Other                                        0.3   (0.7)    (2.4)  (1.8)
                                                ------ ------  ------  ------
     Net cash used by
        investing activities                     (6.4) (22.8)   (35.8) (60.2)

   Financing Activities
     Payments on long-term debt                 (19.3) (81.9)   (25.8) (83.5)
     Proceeds from long-term borrowings             -   84.2        -   84.2
     Net short-term borrowings                  (17.6) (24.2)   (56.6)  18.3
     Proceeds from issuance of common stock       4.8    1.8     31.9    2.7
     Purchase of common stock for treasury       (9.0)  (2.3)   (56.0) (12.5)
     Cash dividends on common stock                 -   (0.7)   (34.7) (46.3)
                                                ------ ------  ------  ------
     Net cash used by
        financing activities                    (41.1) (23.1)  (141.2) (37.1)

   Effect of Exchange Rate Changes on Cash        0.6  (0.9)     (1.7)   0.7
                                                ------ ------  ------  ------
   Increase (decrease) in Cash and
      Cash Equivalents                            5.5    3.7      9.6  (20.8)

   Cash and Cash Equivalents,
      Beginning of Period                        79.5   44.8     75.4   69.3
                                              ------ ------  ------  ------
   Cash and Cash Equivalents,
      End of Third Quarter                     $ 85.0 $ 48.5   $ 85.0 $ 48.5
                                                ====== ======  ======  ======








See notes to consolidated financial statements.

                         THE STANLEY WORKS AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CHANGES
                               IN SHAREHOLDERS' EQUITY
                          (Unaudited, Millions of Dollars)





                                                           NINE MONTHS
                                                         1996      1995
                                                      --------   -------

    Balance at beginning of year                       $ 734.6   $ 744.2

    Net earnings                                          99.9      58.5

    Currency translation adjustment                       10.0      (9.4)

    Cash dividends declared                              (48.7)    (46.6)

    Net common stock activity, including tax benefit     (15.2)     (4.0)

    ESOP debt                                              7.1       7.0
                                                       --------  -------

    Balance at end of third quarter                    $ 787.7   $ 749.7
                                                       ========  =======

























    See notes to consolidated financial statements.

                                      -4-
                     THE STANLEY WORKS AND SUBSIDIARIES
            NOTES TO (Unaudited) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 28, 1996


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

NOTE D - Inventories

The components of inventories at the end of the third quarter of 1996 and at year-end 1995, in millions of dollars, is as follows:

                       September 28         December 30
                               1996                1995
                              ------              ------
Finished products            $ 221.7            $ 224.1
Work in process                 65.1               63.1
Raw materials                   53.3               59.4
Supplies                         2.3                2.5
                              ------              ------
                             $ 342.4            $ 349.1
                              ======              ======


                                   -5-


NOTE E - Cash Flow Information

Interest paid during the third quarter of 1996 and 1995 amounted to $4.4 million and $10.8 million, respectively. Interest paid for the nine months of 1996 and 1995 amounted to $18.6 million and $24.7 million, respectively.

Income taxes paid during the third quarter of 1996 and 1995 were $12.7 million and $20.0 million, respectively. Income taxes paid for the nine months of 1996 and 1995 were $42.2 million and $62.1 million, respectively.

NOTE F - Restructuring

Restructuring charges for the nine months of 1996 amounted to $7 million. The charge includes approximately $6 million in gains from recent divestitures, offset by the charges for the reorganization of certain operations and the write-off of assets associated with the product segments that have been sold.

During the first nine months of 1996, the company made severance and other exit cost payments of $11 million under the previously disclosed restructuring program. At September 28, 1996, the reserve balance for the company's restructuring activities was $13 million.





































                                  -6-


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The attached table, "Price/Volume Information" provides detail of the changes in net sales by business segment and geographic region. In addition, the attached tables, "Business Segment Information", provide clarification of reported operating results for the third quarter and nine month periods of 1996 and 1995, reconciling them with normalized "core" results. Core results exclude restructuring charges and restructuring-related transition costs associated with the company's announced "4x4" restructuring program. Restructuring-related transition costs represent consulting, plant and equipment relocation, duplicate facility costs and other operational expenses that in management's judgment are being incurred directly as a result of restructuring activity and will cease upon completion of the related 4x4
initiative.   This supplemental "core" information forms the basis for some of the following commentary.

Consolidated net sales for the third quarter 1996 were $673 million, an
increase of  3% over sales of  $656 million in the prior year.   Ongoing
businesses experienced unit volume growth of 4% with particular strength in the
engineered tools, consumer tools and hardware markets.   Business and product
line divestitures diminished sales by $13 million in the quarter.   Unit volume
gains were also realized in all geographic areas.   Consolidated net sales for
the nine month period were $1,985 million, up 2% from 1995 sales of $1,955
million.    Year to date sales growth was dampened by the first quarter 1996, which experienced a 1% decrease from the prior year due to weak retail markets.


Gross margin improved in the third quarter to 33.4% of sales from 31.7% in the prior year and in the nine months to 33.0% from 32.0% for the prior year. Increased volume and the positive effects of "4x4", including strong contributions from the company's commodity purchasing teams, accounted for most of the improvement in gross margin, more than offsetting the restructuring-related transition costs incurred during the quarter. Core gross margin improved to 33.4% for the nine month period from 32.0% for the same period in the prior year.

Operating expenses were 22.6% of sales for both the third quarter of 1996 and 1995 and were 22.9% for the nine month period as compared with 22.7% in the
prior year period.   Both the quarter and the nine month period in 1996
reflected incrementally more restructuring-related transition costs than the
prior year periods.   On a core basis, S,G&A as a percent of sales for the
quarter decreased to 22.0% from 22.2% in the prior year and for the nine-month period decreased to 22.2% from 22.6% in the prior year period. These improvements reflected the benefits of the restructuring initiatives implemented to date and other cost reduction efforts.

Total restructuring-related transition costs incurred were $7 million, or $.05 per share, for the third quarter, and $22 million, or $.16 per share, for the nine month period, compared with $3 million, or $.02 per share, for the same periods in the prior year. These costs in 1996 included the transition costs associated with moving and closing facilities and the consulting and duplicate facility costs related to the implementation of the company's Perfect Customer Service ("PCS") program. The PCS initiative involves the centralization of customer service and distribution for the company's consumer markets in North America.
                                      -7-
Interest expense, net was significantly reduced from the prior year quarter and nine month period due to much lower average borrowings.

A net restructuring charge of $3 million was recorded in the third quarter, reflecting severance, lease termination and other costs associated with the reorganization of several smaller operations offset by gains from the divestiture of non-strategic business units. These divestitures included a tax-advantaged sale of a product segment which resulted in the $3 million restructuring charge having only a $.01 per share after-tax effect.

Core segment operating profit margin, exclusive of restructuring charges and restructuring-related transition costs, improved to 12.6% for the quarter from 10.1% in the prior year. Profitability improved due to volume and the benefits of the 4x4 restructuring initiatives.

In the Tools segment, unit volume sales for the quarter increased 4% over last year. Consumer tools were up 5% with strength in all geographic areas. Engineered tools increased 6%, reflecting strong sales volume of fastening tools and fasteners in North America and Canada. Industrial tools unit volume decreased 1%, reflecting continued low volume in the U.S. storage systems business. Core operating profits for the quarter increased to 13.4% of sales, from 10.8% in the prior year. This improvement resulted from increased volume, purchasing savings and other 4x4 restructuring initiatives, especially in the
Fastening Systems division.   These profitability improvements were also
reflected in the margin improvement for the nine month period along with the absence of prior year manufacturing integration costs at the Mechanics Tools division; however, for the nine-month period, these improvements were somewhat offset by lower volumes and lower absorption of factory overhead due to an aggressive inventory reduction program in the first quarter of this year.

The Hardware segment experienced 4% unit growth in the third quarter, with exceptionally strong demand in the U.S. consumer markets. Core operating profits increased to 12.6% of sales, from 6.4% in the prior year. This improvement results from increased volume, production levels which favorably absorbed factory overhead costs and the positive effects of purchasing and other 4x4 restructuring initiatives.

The Specialty Hardware segment experienced 7% unit growth, with continued strong U.S. home center demand for door products. Core operating profits declined to 8.7% of sales, from 9.5% in the prior year. A 3% price decline in this segment, attributable to a competitive pricing environment in the U.S. commercial market for automated door products, offset the effects of increased volume and improvement from 4x4 restructuring initiatives.

Liquidity and Sources of Capital

Cash flow from operations for the nine month period of $188 million was significantly higher than operating cash flow of $76 million in the prior year period. The increase was due to higher profitability as well as aggressive
reductions in working capital.   Of the $112 million additional cash generated,
approximately half was contributed from lower net  working capital.

The company utilized the additional operating cash flow generated along with the proceeds from divestitures in the period to pay down debt. The company's total debt to total capital ratio was reduced to 32.6% as of September 28, 1996.



                                    -8-
As of September 28, 1996, the reserve balance for the restructuring initiatives
previously announced was $13 million.   Severance and other exit cost cash
payments made during the nine month period aggregated $11 million.

The company anticipates that its operating cash flow and borrowing capacity will enable it to fund its growth and restructuring initiatives, capital expenditures and dividends. The restructuring activities the company has implemented to date as well as future restructuring initiatives are not expected to have a material adverse effect on liquidity. Capital expenditures for the year will probably be less than $100 million.

Forward-Looking Statements

The plant closings, product and business divestitures , and other programs associated with the company's 4x4 restructuring program are progressing as planned. The process of divesting of non-strategic product segments is
expected to be completed  by the end of the current year.   Initiatives
currently being pursued as a part of the company's restructuring program will result in future restructuring charges and restructuring-related transition costs as these various initiatives are implemented. Due to the complexity of these initiatives and their various stages of planning, the company is currently unable to accurately predict the associated future charges and costs; however, the company anticipates that potential restructuring charges will be material and may approximate the amounts recorded previously. In addition, the restructuring-related transition costs, which include plant and equipment relocation, employee training and start-up inefficiencies, may also be material and may significantly exceed the costs recognized to-date as more initiatives associated with 4x4 are announced and implemented.

The company's operating results for the third quarter demonstrate that the 4x4 restructuring program to-date has resulted in a lower cost structure as was intended. The company is more sharply focused on achieving the full potential
of all its businesses.   Improved cost structures and efficient production
capabilities are critical to the achievement of the profitable growth goals of the company.

Certain risks and uncertainties, however, are inherent in the achievement of the two 4x4 goals: restructuring cost and asset bases and growing sales. The company's ability to successfully implement all of its restructuring initiatives, including the relocation of multiple manufacturing operations and the consolidation of North American consumer order management and distribution, is dependent on such factors as the ability of its employees with the help of outside consultants to develop and execute comprehensive plans to provide for smooth transitions, the successful recruitment and training of new employees, the existence and resolution of any labor issues related to closing facilities, the need to respond to significant changes in product demand
during the transition and unforeseen events.    In addition, the company's
ability to sustain the profitability improvements that have been attributable to the restructuring initiatives is dependent on the extent of pricing pressure within the company's markets, the continued consolidation of customers in consumer channels, increasing global competition, changes in trade, monetary and fiscal policies and laws, inflation and currency exchange fluctuations, as well as recessionary or expansive trends in the economies of the world in which the company operates.

In order to achieve the $4 billion of net sales targeted by the company's 4x4 program, the company must be able to identify, successfully negotiate and consumate acquisition, joint venture or strategic alliance agreements that will

                                     -9-
generate significant levels of added revenue. In addition, internal growth will be dependent on the acceptance of the company's products within new or developing markets and the continued development of new products.

Earlier this year, the company's Chief Executive Officer , Richard H. Ayers announced his intention to retire. The Board of Directors is actively pursuing the recruitment of a candidate with the complementary skills to achieve the company's objectives. Such a change in management presents risks that the transition will adversely affect the company's operations, although Mr. Ayers has indicated his commitment to ensuring a seamless change in leadership and has indicated that his retirement timing will accommodate the transition needs.











 .




































                                        -10-

                            THE STANLEY WORKS AND SUBSIDIARIES
                                   PRICE/VOLUME INFORMATION
                              (Unaudited, Millions of Dollars)

NET SALES
                                              Third  Quarter
                        -----------------------------------------------------
                                          Unit   ACQ/   Curr-
                           1996   Price Volume   DVT    ency          1995
                        -----------------------------------------------------
INDUSTRY SEGMENTS
    Tools
       Consumer       $     187.5     -      5%  (2)%         -   $    181.9
       Industrial           132.9    3%    (1)%  (1)%         -        131.4
       Engineered           173.3     -      6%  (4)%         -        170.9
                          --------                                   --------
          Total Tools       493.7    1%      4%  (3)%         -        484.2
    Hardware                 84.3     -      4%     -         -         81.1
    Specialty Hardware       94.9  (3)%      7%    1%         -         90.4
                          --------                                   --------
       Consolidated   $     672.9    1%      4%  (2)%         -   $    655.7
                          ========                                   ========

GEOGRAPHIC AREAS
     United States    $     478.3     -      4%  (3)%         -   $    472.6
     Europe                 105.1    1%      5%    1%      (2)%        100.3
     Other Areas             89.5    1%      8%     -      (1)%         82.8
                          --------                                   --------
       Consolidated   $     672.9    1%      4%  (2)%         -   $    655.7
                          ========                                   ========

                                              Year to Date
                        -----------------------------------------------------
                                          Unit   ACQ/   Curr-
                           1996   Price Volume   DVT    ency          1995
                        -----------------------------------------------------
INDUSTRY SEGMENTS
    Tools
       Consumer       $     535.9    1%       -  (1)%      (1)%   $    538.7
       Industrial           415.8    2%    (2)%     -         -        415.5
       Engineered           514.6     -      5%  (4)%         -        510.3
                          --------                                   --------
          Total Tools     1,466.3    1%      2%  (2)%      (1)%      1,464.5
    Hardware                255.4    1%      2%     -         -        247.5
    Specialty Hardware      263.7  (1)%      9%    1%         -        242.5
                          --------                                   --------
       Consolidated   $   1,985.4    1%      2%  (1)%         -   $  1,954.5
                          ========                                   ========

GEOGRAPHIC AREAS
     United States    $   1,421.0    1%      3%  (2)%         -   $  1,393.2
     Europe                 314.2    1%      1%    1%      (2)%        312.6
     Other Areas            250.2    1%       -     -         -        248.7
                          --------                                   --------
       Consolidated   $   1,985.4    1%      2%  (1)%         -   $  1,954.5
                          ========                                   ========

See notes to consolidated financial statements.

                                          -11-
                            THE STANLEY WORKS AND SUBSIDIARIES
                              BUSINESS SEGMENT INFORMATION
                            (Unaudited, Millions of Dollars)
OPERATING PROFIT
                                          Third  Quarter 1996
                         -------------------------------------------------
                                              Related                Core
                                    Restrg    Transition            Profit
                         Reported    Chgs      Costs      Core      Margin
                         -------------------------------------------------
  INDUSTRY SEGMENTS
    Tools              $   56.7   $   3.7   $    5.8   $   66.2       13.4%
    Hardware                9.6         -        1.0       10.6       12.6%
    Specialty Hardware      7.8         -        0.5        8.3        8.7%
                         ------     ------    ------     ------
       Total               74.1       3.7        7.3       85.1       12.6%
    Net corporate
       expenses            (8.7)     (0.6)       0.1       (9.2)
    Interest expense       (6.4)        -          -       (6.4)
                         ------     ------    ------     ------
    Earnings before
       income taxes    $   59.0   $   3.1   $    7.4   $   69.5
                         ======     ======    ======     ======
  GEOGRAPHIC AREAS
    United States      $   59.3   $   1.6   $    5.5   $   66.4       13.9%
    Europe                 10.2       1.8        0.4       12.4       11.8%
    Other Areas             4.6       0.3        1.4        6.3        7.0%
                         ------     ------    ------     ------
       Total           $   74.1   $   3.7   $    7.3   $   85.1       12.6%
                         ======     ======    ======     ======

                                          Third  Quarter 1995
                         -------------------------------------------------
                                              Related                Core
                                    Restrg    Transition            Profit
                         Reported    Chgs      Costs       Core     Margin
                         -------------------------------------------------
  INDUSTRY SEGMENTS
    Tools              $   20.7   $  30.6   $    0.9   $   52.2       10.8%
    Hardware               (0.9)      5.8        0.3        5.2        6.4%
    Specialty Hardware      7.7       0.6        0.3        8.6        9.5%
                         ------     ------    ------     ------
       Total               27.5      37.0        1.5       66.0       10.1%
    Net corporate
       expenses           (11.8)      4.5        1.1       (6.2)
    Interest expense       (8.8)        -          -       (8.8)
                         ------     ------    ------     ------
    Earnings before
       income taxes    $    6.9   $  41.5   $    2.6   $   51.0
                         ======     ======    ======     ======
  GEOGRAPHIC AREAS
    United States      $   19.1   $  30.2   $    1.5   $   50.8       10.7%
    Europe                  3.3       6.8          -       10.1       10.1%
    Other Areas             5.1         -          -        5.1        6.2%
                         ------     ------    ------     ------
       Total           $   27.5   $  37.0   $    1.5   $   66.0       10.1%
                         ======     ======    ======     ======

See notes to consolidated financial statements.
                                    -12-

                            THE STANLEY WORKS AND SUBSIDIARIES
                              BUSINESS SEGMENT INFORMATION
                            (Unaudited, Millions of Dollars)
OPERATING PROFIT
                                          Year to Date 1996
                         -------------------------------------------------
                                              Related                Core
                                    Restrg    Transition            Profit
                         Reported    Chgs      Costs      Core      Margin
                         -------------------------------------------------
  INDUSTRY SEGMENTS
    Tools              $  167.4   $   4.4   $   16.3   $  188.1       12.8%
    Hardware               31.9         -        3.2       35.1       13.7%
    Specialty Hardware     16.8         -        1.5       18.3        6.9%
                         ------     ------    ------     ------
       Total              216.1       4.4       21.0      241.5       12.2%
    Net corporate
       expenses           (31.6)      2.5        1.4      (27.7)
    Interest expense      (21.0)        -          -      (21.0)
                         ------     ------    ------     ------
    Earnings before
       income taxes    $  163.5   $   6.9   $   22.4   $  192.8
                         ======     ======    ======     ======
  GEOGRAPHIC AREAS
    United States      $  168.1   $   1.7   $   17.4   $  187.2       13.2%
    Europe                 31.1       1.8        1.4       34.3       10.9%
    Other Areas            16.9       0.9        2.2       20.0        8.0%
                         ------     ------    ------     ------
       Total           $  216.1   $   4.4   $   21.0   $  241.5       12.2%
                         ======     ======    ======     ======

                                          Year to Date 1995
                         -------------------------------------------------
                                              Related                Core
                                    Restrg    Transition            Profit
                         Reported    Chgs      Costs       Core     Margin
                         -------------------------------------------------
  INDUSTRY SEGMENTS
    Tools              $  131.6   $  30.6   $    0.9   $  163.1       11.1%
    Hardware               15.3       5.8        0.3       21.4        8.6%
    Specialty Hardware     13.8       0.6        0.3       14.7        6.1%
                         ------     ------    ------     ------
       Total              160.7      37.0        1.5      199.2       10.2%
    Net corporate
       expenses           (29.7)      4.5        1.1      (24.1)
    Interest expense      (27.0)        -          -      (27.0)
                         ------     ------    ------     ------
    Earnings before
       income taxes    $  104.0   $  41.5   $    2.6   $  148.1
                         ======     ======    ======     ======
  GEOGRAPHIC AREAS
    United States      $  116.3   $  30.2   $    1.5   $  148.0       10.6%
    Europe                 27.4       6.8          -       34.2       10.9%
    Other Areas            17.0         -          -       17.0        6.8%
                         ------     ------    ------     ------
       Total           $  160.7   $  37.0   $    1.5   $  199.2       10.2%
                         ======     ======    ======     ======

See notes to consolidated financial statements.
                                    -13-


                        PART II - OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K

(a) Exhibits

         (1) See Exhibit Index on page 15

(b) Reports on Form 8-K.

         (1) Registrant filed a Current Report on Form 8-K, dated July 17, 1996, in respect of the Registrant's press release announcing second quarter results.


                                     Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE STANLEY WORKS

Date: November 12, 1996             By:  Richard Huck

                                          Richard Huck
                                          Vice President, Finance
                                          and Chief Financial Officer

Date: November 12, 1996             By:  Theresa F. Yerkes

                                          Theresa F. Yerkes
                                          Vice President and
                                          Controller (Chief Accounting
                                          Officer)





















                                       -14-



                              EXHIBIT INDEX





 (11) Statement re computation of earnings per share

 (12) Statement re computation of ratio of earnings to fixed charges

 (27) Financial Data Schedule














































                                      -15-