Form 10-K
period 1996-12-28
STANLEY WORKS
filed 1997-03-19
CIK 93556

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
                                 ANNUAL REPORT

(Mark One)
  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 28, 1996

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       For the transition period from ______________ to  ______________

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

                   Yes  X                  No
                       ---                    ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

  The aggregate market value of Common Stock, par value $2.50 per share, held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on March 14, 1997 was approximately $3.5 billion. As of March 14, 1997, there were 88,966,440 shares of Common Stock, par value $2.50 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended
December 28, 1996 are incorporated by reference into Parts I and II.
Portions of the definitive Proxy Statement dated March 10, 1997, filed with the Commission pursuant to Regulation 14A, are incorporated by reference into
Part III.

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

        In 1996, Stanley had net sales of $2.7 billion and employed approximately 19,000 people worldwide. The Company's principal executive office is located at 1000 Stanley Drive, New Britain, Connecticut 06053 and its telephone number is (860) 225-5111.

        (ii) Strategic Restructuring. In July 1995, the Company announced a multi-year restructuring program in order to create a more competitive cost base and to fuel long-term growth. The program encompasses all of the Company's businesses and focuses on the profitability potential of each product category.

        In 1996, under this restructuring program the Company sold a number of businesses and product lines that did not meet the Company's criteria for revenue growth and profitability. In addition, numerous facilities, particularly in the Tools segment were closed. The Company's investment in assets was also reduced primarily through inventory management activities and divestitures. The Company has begun to reinvest some of these savings in its best performing businesses and to fund growth initiatives such as national advertising to build upon the equity in the Stanley(R) brand.

        While the initial target of $400 million in cost and asset reductions will likely be reached in 1997, the Company's new Chief Executive Officer has appointed seven task forces to examine areas for additional change. The task forces have the objectives of reducing the number of manufacturing locations, realigning the organizational structure, reducing working capital, increasing new product development and identifying opportunities for product and market extensions. The Company expects that plans currently in place and being developed will result in restructuring charges and restructuring related transition costs in 1997 and possibly beyond. While the Company is unable to estimate the amount of these charges, it is anticipated that they will be significant.

    1(b) Industry Segment Information. Financial information regarding the Company's industry segments is incorporated herein by reference from page 19 of the Company's Annual Report to Shareholders for the year ended December 28, 1996.

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

    Hardware. The hardware segment manufactures and markets hardware products ranging from hinges, hasps, shelf brackets, bolts and latches to a line of closet organizing systems and mirrored closet doors, door hardware and wall mirrors.

    Specialty Hardware. The specialty hardware segment manufactures and markets residential insulated steel and reinforced fiberglass entrance door systems and automatic doors. The garage-related products business was disposed of in February, 1997.

    Competition. The Company competes on the basis of its reputation for product quality, its well-known brands, its commitment to customer service and strong customer relationships, the breadth of its product lines and its emphasis on product innovation. The Company is also striving to find new customers both within the markets that it currently serves and in new markets around the world.

    The Company encounters active competition in all of its businesses from both larger and smaller companies that offer the same or similar products and services or that produce different products appropriate for the same uses. In 1996, the Company invested approximately $104 million in facilities, new equipment, technology and software in order to achieve enhanced customer service, operational excellence in manufacturing and new product innovation.

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

    In the Company's industrial tool business in the U.S., the Company believes that it is the leading manufacturer of high-density industrial storage cabinets. In the Company's engineered tool business in the U.S., the Company believes that it is the leader in the manufacture and sale of pneumatic fastening tools and related fasteners to professional contractors and to the furniture and pallet industries as well as the leading manufacturer of hand-held hydraulic tools and a leading manufacturer of mounted hydraulic tools.

    In the Company's hardware business in the U.S., the Company believes that it is a leading manufacturer of builders and architectural hardware products, mirrored closet doors and hardware for sliding, folding and pocket doors and the leading supplier of wall mirrors.

    In the Company's specialty hardware business, the Company believes that it is the leader in the U.S. with respect to the manufacture and sale of insulated steel residential entrance doors as well as the leader in the U.S. in the manufacture, sale and installation of power-operated sliding doors.

    Customers. A substantial portion of the Company's products are sold through home centers and mass merchant distribution channels in the U.S. A consolidation of retailers in these channels is occurring. These customers constitute a growing percent of the Company's sales and are important to the Company's operating results. While this consolidation and the domestic and international expansion of these large retailers provide the Company with opportunities for growth, the increasing size and importance of individual customers creates a certain degree of exposure to potential volume loss. The loss of certain of the larger home centers as customers would have a material adverse effect on each of the Company's business segments until either such customers are replaced or the Company makes the necessary adjustments to compensate for the loss of business. The Company's "Power of One" initiative is directed at preserving and strengthening these relationships. Through the "Power of One", the Company will offer its customers a single contact for all of the Company's support systems. When this initiative is completed, customers will be able to place one order, receive one shipment, pay one invoice and deal with one team of employees even though the Company operates through multiple business units.

    Raw Materials. The Company's products are manufactured primarily of steel and other metals, although some are of wood or plastic. The raw materials required are available from a number of sources at competitive prices and the Company has relationships of long standing with many of its suppliers. The Company has experienced no difficulties in obtaining supplies in recent periods.

    Backlog. At February 1, 1997, the Company had approximately $149 million in unfilled orders compared with $137 million in unfilled orders at February 3, 1996. All these orders are reasonably expected to be filled within the current fiscal year. Most customers place orders for immediate shipment and as a result, the Company produces primarily for inventory, rather than to fill specific orders. The Company has begun implementation of demand flow production, which aligns inventory levels with actual demand, in three of its manufacturing facilities.

    Patents and Trademarks. No business segment is dependent, to any significant degree, on patents, licenses, franchises or concessions and the loss of these patents, licenses, franchises or concessions would not have a material adverse effect on any business segment. The Company owns numerous patents, none of which are material to the Company's operations as a whole. These patents expire from time to time over the next 17 years. The Company holds licenses, franchises and concessions, none of which individually or in the aggregate is material to the Company's operations as a whole. These licenses, franchises and concessions vary in duration from one to 17 years.

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

     The Company's policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of December 28, 1996, the Company had reserves of $29 million, primarily for remediation activities associated with company-owned properties as well as for Superfund sites.

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

    Employees. During 1996, the Company had approximately 19,000 employees, approximately 12,000 of whom were employed in the U.S. Of these U.S. employees, approximately 24% are covered by collective bargaining agreements with approximately 12 labor unions. The majority of the Company's hourly- and weekly-paid employees outside the U.S. are covered by collective bargaining agreements. The Company's labor agreements in the U.S. expire in 1997, 1998, 1999 and 2000. There have been no significant interruptions or curtailments of the Company's operations in recent years due to labor disputes. The Company believes that its relationship with its employees is good.

    Cautionary Statements. Certain risks and uncertainties are inherent in the company's ability to implement the recommendations of the task forces, to complete the competitive positioning of its cost structure through its restructuring initiatives and to achieve sustained, profitable growth.

    The company's ability to implement successfully all of its restructuring initiatives, including the relocation and consolidation of multiple manufacturing operations, the realignment of the organizational structure and the success of the Perfect Customer Service Program, is dependent on such factors as the ability of its employees, with the help of outside consultants, to develop and execute comprehensive plans to provide for smooth transitions, the resolution of any labor issues related to closing facilities, the successful recruitment and training of new employees, the need to respond to significant changes in product demand during the transition and unforeseen events. In addition, the company's ability to retain profits from the profitability improvements that have been attributable to the restructuring initiatives is dependent on the extent of pricing pressure within the company's markets, the continued consolidation of customers in consumer channels, increasing global competition, changes in trade, monetary and fiscal policies and laws, inflation and currency exchange fluctuations, as well as recessionary or expansive trends in the economies in which the company operates.

    The company's ability to generate sustained, profitable growth is dependent on its ability to competitively position its cost structure, to gain acceptance of the company's products within new or developing markets and to continue the development of successful new products. The achievement of externally- generated growth will depend upon the ability to successfully identify, negotiate, consummate and integrate into operations, acquisitions, joint ventures and/or strategic alliances.

    1(d) Financial information about foreign and domestic operations and export sales. Geographic area information on page

19 of the Annual Report to Shareholders for the year ended December 28, 1996 is incorporated herein by reference.

    Item 2. Properties.

    As of December 28, 1996, Registrant and its subsidiaries owned or leased facilities for manufacturing, distribution and sales offices in 28 states and 33 foreign countries. The Registrant believes that its facilities are suitable and adequate for its business.

    A summary of material locations (over 50,000 square feet) that are owned by the Registrant and its subsidiaries are:

    Tools

    Phoenix, Arizona; Visalia, California; Clinton and New Britain, Connecticut; Shelbyville, Indiana; Kansas City, Kansas; Two Harbors, Minnesota; Hamlet and Sanford, North Carolina; Columbus, Georgetown and Sabina, Ohio; Allentown, Royersford and York, Pennsylvania; East Greenwich, Rhode Island; Cheraw, South Carolina; Pulaski and Shelbyville, Tennessee; Dallas and Wichita Falls, Texas; Pittsfield and Shaftsbury, Vermont; Hedelberg West, Ingleburn and Moonah, Australia; Sao Paulo, Brazil; Smiths Falls and Toronto, Canada; Pecky, Czech Republic; Ecclesfield, Hellaby, Manchester and Sheffield, England; Besancon Cedex and Maxonchamp, France; Wieseth, Germany; Surabaya, Indonesia; Chihuahua and Puebla, Mexico; Taichung Hsien, Taiwan; and Amphur Bangpakong, Thailand.

    Hardware

    Chatsworth and San Dimas, California; New Britain,
Connecticut; Richmond, Virginia; Brampton, Canada; Sheffield,
England; and Marquette, France.

    Specialty Hardware

    Farmington, Connecticut; Birmingham, Novi and Troy, Michigan;
and Covington, Ohio.

    A summary of material locations (over 50,000 square feet) that are leased by the Registrant and its subsidiaries are:

    Tools

    Costa Mesa, California; Covington, Georgia; Fernley, Nevada; Charlotte and Kannapolis, North Carolina; Cleveland and Columbus, Ohio; Milwaukie, Oregon; Carrollton, Texas; Burlington and Mississauga, Canada; Northampton, England; and Saverne, France.

    Hardware

    Lenexa, Kansas; Tupelo, Mississippi; and Oakville, Ontario.

    Specialty Hardware

    Rancho Cucamonga, California; Orlando, Florida; Winchester,
Virginia; Langley and Montreal, Canada.

    Item 3.  Legal Proceedings.

        On November 30, 1995, the U.S. Department of Justice ("DOJ") filed a civil complaint against the Company and sixteen other defendants pursuant to the Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). Under CERCLA, the DOJ can seek to impose strict liability and joint and several liability on liable parties.

        The DOJ is seeking recovery of past response costs of approximately $1.3 million incurred by the United States Environmental Protection Agency ("EPA") at the Erie Coatings and Chemicals ("Erie") site in Erie, Michigan and a declaratory judgment that the defendants are liable for future response costs. The majority of the EPS's response costs were incurred in removing drums of materials from the site. The EPA also conducted some limited soil removal. It is the Company's understanding that it is unlikely that any additional significant remediation work will be necessary.

        Eight defendants (including the Company) filed a third party contribution claim against the 23 parties and a counterclaim against various federal agencies that sent materials to the site. The eight defendants along with various third-party defendants have reached an agreement in principle with the government to settle the litigation for $900,000. The Company has agreed to pay approximately $120,000 of the settlement amount. The settlement does not resolve the Company's potential liability for response costs that may be incurred by the government in the future. However, it is the Company's understanding that it is unlikely that the government will incur significant future response costs.

        The proposed settlement must be published in the Federal Register for comment. It is possible that the court will not approve the consent decree in the form presented based on the receipt of public comments in opposition to the settlement. The Company does not believe that this is likely. In any event, the Company does not believe that its costs in connection with the Erie site will be material.

   In the normal course of business, the Company is involved in various lawsuits and claims, including product liability and distributor claims. The Company does not expect that the resolution of these matters will have a materially adverse effect on the Company's consolidated financial position, results of operations or liquidity.


    Item 4.  Submission of Matters to a Vote of Security Holders.

    No matter was submitted during the fourth quarter of the Registrant's last fiscal year to a vote of security holders.

    Executive Officers. The following is a list of the executive officers of the Registrant as of December 28, 1996:
                                                                  Elected
Name, Age, Birth date               Office                        to Office
---------------------               ------                        ---------

R.H. Ayers (54)      Chairman, President and Chief Executive      4/19/89
    (10/12/42)         Officer.  Joined Stanley in 1972;
                       1985 Chief Operating Officer and
                       President; 1987 President and Chief
                       Executive Officer. (1)

B.W. Bennett(53)     Vice President, Human Resources.  Joined     7/1/92
    (6/4/43)           Stanley in 1984 as Taylor Rental Train-
                       ing Manager; 1990 Director, Organi-
                       zation Development; 1991 Vice President,
                       Human Resources, Stanley Access
                       Technologies.

J.B. Gustafson (53)  Vice President, Information Systems.         1/1/90
    (5/10/43)          Joined Stanley in 1977; 1986 Director
                       of Information Systems.

R. Huck (52)         Vice President, Finance and Chief            7/1/93
    (2/22/45)          Financial Officer.  Joined Stanley
                       in 1970; 1987 Controller, Stanley Tools;
                       1990 Vice President and Controller.



R.A. Hunter (50)     President and Chief Operating Officer.       7/1/93
    (12/15/46)         Joined Stanley in 1974;  1987 Vice
                       President, Finance and Chief Financial
                       Officer.

--------
       (1) As of December 31, 1996, John M. Trani was elected Chairman and Chief Executive Officer of the Company replacing Mr. Ayers who announced his retirement in April 1996. Mr. Trani was previously employed by General Electric Company since 1978 and served as the president and chief executive officer of GE Medical Systems from 1986 through December 1996.

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

P.W. Russo   (43)    Vice President, Strategy and Development.    9/18/95
    (5/22/53)          Joined Stanley in 1995; 1991 Co-Chairman
                       and Co-Chief Executive Officer, SV Corp.
                       (formerly Smith Valve Corp.); 1988
                       Co-founder and Managing Director,
                       Cornerstone Partners Limited.

S.S. Weddle (58)     Vice President, General Counsel               1/1/88
    (11/9/38)          and Secretary. Joined Stanley in 1978.

T. F. Yerkes (41)     Vice President and Controller.  Joined       7/1/93
    (9/9/55)           Stanley in 1989 from Ernst & Young,
                       certified public accountants; 1989
                       Director of Consolidations and
                       Accounting Services; 1990 Director
                       of Accounting and Financial Reporting.


Executive officers serve at the pleasure of the Board of Directors. Unless otherwise indicated, each officer has had the same position with the Registrant for five years.

                                    Part II


         Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters. Registrant incorporates by reference the line item "Shareholders of record at end of year" from pages 20 and 21 and the material captioned "Investor and Shareholder Information" on page 41 of its Annual Report to Shareholders for the year ended December 28, 1996.

         Item 6.  Selected Financial Data.  Registrant
incorporates by reference pages 20 and 21 of its Annual Report to Shareholders for the year ended December 28, 1996.

         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Registrant incorporates by reference pages 22 through 25 of its Annual Report to Shareholders for the year ended December 28, 1996.

         Item 8.  Financial Statements and Supplementary Data.
The consolidated financial statements and report of independent auditors included on pages 26 to 39 and page 18, respectively, of the Annual Report to Shareholders for the year ended December 28, 1996 are incorporated herein by reference.

         Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.

                                   Part III


         Item 10. Directors and Executive Officers of the Registrant. Information regarding the Company's Executive Officers appears in the "Executive Officers" section at the end of Part I of this report. In addition, the Registrant incorporates by reference pages 1 through 4 of its definitive Proxy Statement, dated March 10, 1997.

         Item 11. Executive Compensation. Registrant incorporates by reference the last paragraph of "Information Concerning Directors Continuing in Office" on page 4 and the material captioned "Executive Compensation" on pages 7 through 13 of its definitive Proxy Statement, dated March 10, 1997.

         Item 12. Security Ownership of Certain Beneficial Owners and Management. Registrant incorporates by reference the material captioned "Security Ownership" on pages 5 and 6 of its definitive Proxy Statement, dated March 10, 1997.

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

     3. Exhibits

See Exhibit Index on page E-1.

     14(b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report:


        Date of Report                  Items Reported
        --------------                  --------------


     October 16, 1996              Press release, dated October
                                   16, 1996 announcing third
                                   quarter results.


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

                                  THE STANLEY WORKS

                                  By      John M. Trani
                                    ---------------------------------
                                     John M. Trani, Chairman
                                     and Chief Executive Officer
February 26, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 26, 1997 by the following persons on behalf of the Registrant and in the capacities indicated.

        John M. Trani                      Eileen S. Kraus
-----------------------------       -----------------------------
John M. Trani, Chairman,            Eileen S. Kraus, Director
Chief Executive Officer and
Director

        Richard Huck                       George A. Lorch
-----------------------------       -----------------------------
Richard Huck, Vice President,       George A. Lorch, Director
Finance and Chief Financial
Officer


      Theresa F. Yerkes                   James G. Kaiser
-----------------------------       -----------------------------
Theresa F. Yerkes, Vice President James G. Kaiser, Director and Controller (Chief Accounting
Officer)


       Stillman B. Brown               Gertrude G. Michelson
-----------------------------       -----------------------------
Stillman B. Brown, Director        Gertrude G. Michelson, Director


      Edgar R. Fiedler                     John S. Scott
-----------------------------       -----------------------------
Edgar R. Fiedler, Director         John S. Scott, Director


      Mannie L. Jackson                  Kathryn D. Wriston
-----------------------------       -----------------------------
Mannie L. Jackson, Director        Kathryn D. Wriston, Director

FORM 10-K--ITEM 14(a) (1) and (2)

THE STANLEY WORKS AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

    The following consolidated financial statements and report of independent auditors of The Stanley Works and subsidiaries, included in the Annual Report of the Registrant to its Shareholders for the fiscal year ended December 28, 1996, are incorporated by reference in Item 8:

    Report of Independent Auditors

    Consolidated Statements of Earnings--fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994.

    Consolidated Balance Sheets--December 28, 1996 and December 30, 1995.

    Consolidated Statements of Cash Flows--fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994.

    Consolidated Statements of Changes in Shareholders' Equity--fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994.

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

CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual Report (Form 10-K) of The Stanley Works of our report dated January 23, 1997, included in the 1996 Annual Report to Shareholders of The Stanley Works.

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

We also consent to the incorporation by reference in the following registration statements of our report dated January 23, 1997, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the consolidated financial statement schedule included in this Annual Report (Form 10-K) of The Stanley Works.

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



                                                 ERNST & YOUNG LLP

Hartford, Connecticut
March 13, 1997
                                      F-2

CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the following registration statements pertaining to The Stanley Works 401(k) Savings Plan of our report dated March 13, 1997, with respect to the financial statements and schedules of The Stanley Works 401(k) Savings Plan for the year ended December 31, 1996 included as Exhibit 99(i) to this Annual Report (Form 10-K) for the fiscal year ended December 28, 1996.

  Registration Statement (Form S-8 No. 2-97283)
  Registration Statement (Form S-8 No. 33-41612)
  Registration Statement (Form S-8 no. 33-55663)



                                                ERNST & YOUNG LLP


Hartford, Connecticut
March 13, 1997

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
THE STANLEY WORKS AND SUBSIDIARIES

Fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994
(In Millions of Dollars)
---------------------------------------------------------------------------------------------------------
              COL. A                  |  COL. B  |              COL. C              |  COL. D  | COL. E
--------------------------------------|----------|----------------------------------|----------|-------
                                      |          |              Additions           |          |
                                      |Balance at|----------------------------------|          |Balance
           Description                |Beginning |      (1)       |       (2)       |Deductions|at End
                                      |Of Period |Charged to Costs|Charged to Other |-Describe |of Period
                                      |          |   and Expenses |Accounts-Describe|          |
--------------------------------------------------------------------------------------------------------
Fiscal year ended December 28, 1996
  Reserves and allowances deducted from
    asset accounts:
      Allowance for doubtful accounts:
        Current                            $18.2         $21.1                          $16.8 (A)   $22.5

        Noncurrent                           0.8                                                     0.8

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


Fiscal year ended December 31, 1994
  Reserves and allowances deducted from
    asset accounts:
      Allowance for doubtful accounts:
        Current                            $24.8          $8.2          $(0.1) (B)       $12.0 (A)  $20.9


        Noncurrent                           0.0                          0.5 (B)                     0.5


Notes: (A) Represents doubtful accounts charged off, less recoveries of accounts previously charged off. (B) Represents net transfers from other accounts and foreign currency translation adjustments.
        (C) Represents opening balances related to acquired companies.

                                 EXHIBIT LIST
                                 ------------


(3)  (i)        Restated Certificate of Incorporation
                (incorporated by reference to Exhibit (3)(i) to Quarterly Report on Form 10-Q for quarter ended
                June 29, 1996)

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

     (iii) Rights Agreement, dated January 31, 1996 (incorporated by reference to Exhibit (4)(i) to Current Report on Form 8-K dated January 31, 1996)

     (iv) Amended and Restated Facility A (364 Day) Credit Agreement, dated as of October 23, 1996, with the banks named therein and Citibank, N.A. as agent

     (v) Amended and Restated Facility B (Five Year) Credit Agreement, dated as of October 23, 1996, with the banks named therein and Citibank, N.A. as agent

(10) (i) Executive Agreements (incorporated by reference to Exhibit 10(i) to Annual Report on Form 10-K for year ended January 3, 1987)*

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

     (iv) Management Incentive Compensation Plan effective January 1, 1996 (incorporated by reference to Exhibit 10(iv) to Annual Report on Form 10-K for year ended December 30, 1995)*

     (v) Deferred Compensation Plan for Participants in Stanley's Management Incentive Plan effective January 1, 1996 (incorporated by reference to Exhibit 10(v) to Annual Reort on Form 10-K for year ended December 30, 1995)*

     (vi) Restated Supplemental Retirement and Savings Plan for Salaried Employees of The Stanley Works effective as of January 1, 1997*

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

                (a) First Amendment to Loan and Guarantee Agreement dated as of February __, 1993 (incorporated by reference to Exhibit 10(viii)(a) to Annual Report on Form 10-K for year ended December 31, 1994)

    *          Management contract or compensation plan or arrangement

     (ix)       Loan and Guarantee Agreement dated as of June 6,
                1989 among The Stanley Works Savings and Retirement Trust, The Stanley Works and Wachovia Bank and Trust Company, N.A., Massachusetts Mutual Life Insurance Company, The Lincoln National Life Insurance Company, First Penn-Pacific Life Insurance Company, Security-Connecticut Life Insurance Company- Universal Life, Lincoln National Life Reinsurance Company and American States Life Insurance Company-Universal Life (incorporated by reference to Exhibit (10)(ii) to Quarterly Report on Form 10-Q for quarter ended July 1, 1989)

                (a) First Amendment to Loan and Guarantee Agreement dated as of February __, 1993 (incorporated by reference to Exhibit 10(ix)(a) to Annual Report on Form 10-K for year ended December 31, 1994)

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

                (a) First Amendment to Receivables Purchase Agreement, dated as of December 20, 1995, among The Stanley Works, Stanley Mechanics Tools, Inc. (formerly known as Mac
                Tools, Inc.), Stanley-Bostitch, Inc. and the Purchasers listed on the signature pages thereof and Wachovia
                Bank of Georgia, N.A. as Agent (incorporated by reference to Exhibit 10(xi)(a) to Annual Report on Form 10-K for year ended December 30, 1995)

                (b) Second Amendment to Receivables Purchase Agreement, dated as of April 24, 1996, among The Stanley Works, Stanley Mechanics Tools, Inc. (formerly known as Mac Tools, Inc.), Stanley-Bostitch, Inc. and the Purchasers listed on the signature pages thereof and Wachovia
                Bank of Georgia, N.A. as Agent


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

     (xvii) The Stanley Works Stock Option Plan for Non- employee Directors (incorporated by reference to Exhibit 10(xvii) to the Annual Report on Form 10-K for the year ended December 31, 1994)

     (xviii) Employment Agreement effective December 27, 1996 between The Stanley Works and John M. Trani (incorporated by reference to
                Exhibit 10(i) to Current Report on Form 8-K dated January 2,
                1997)*

*               Management contract or compensation plan or arrangement

     (xix) Employment Agreement effective December 31, 1996 between The Stanley Works and Richard H. Ayers (incorporated by reference to Exhibit 10(ii) to Current Report on Form 8-K dated January 2, 1997)*

     (11)       Statement re computation of per share earnings


     (12)       Statement re computation of ratio of earnings to fixed charges

     (13)       Annual Report to shareholders for year ended
                December 28, 1996

     (21)       Subsidiaries of Registrant

     (23)       Consents of Independent Auditors (at pages F-2 and F-3)

     (27)       Financial Data Schedule

     (27) (i)   Restated Interim 1996 Financial Data Schedule

     (27) (ii)  Restated 1995 and 1994 Financial Data Schedule

     (99) (i) Financial Statements and report of independent auditors for the year ended December 31, 1996, of The Stanley Works 401(k) Savings Plan

          (ii) Policy on Confidential Proxy Voting and Independent Tabulation and Inspection of Elections as adopted by The Board of Directors October 23, 1991 (incorporated by reference to Exhibit (28)(i) to Quarterly Report on Form 10-Q for quarter ended September 28, 1991)



*         Management contract or compensation plan or arrangement

