Form 10-Q
period 1997-03-29
STANLEY WORKS
filed 1997-05-13
CIK 93556

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934
                For the quarterly period ended March 29, 1997

                                   or

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: shares of the company's Common Stock ($2.50 par value) were outstanding 88,930,692 as of May 3, 1997.







        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            THE STANLEY WORKS AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF EARNINGS
               (Unaudited, Millions of Dollars Except Per Share Amounts)

                                                           First Quarter
                                                         1997          1996
                                                      --------      --------
Net Sales                                           $   646.6     $   635.3

Costs and Expenses
  Cost of sales                                         431.4         429.3
  Selling, general and administrative                   153.2         149.0
  Interest - net                                          4.3           6.5
  Other - net                                             3.6           3.5
  Restructuring                                          (4.6)           -
                                                      --------      --------
                                                        587.9         588.3
                                                      --------      --------
Earnings before income taxes                             58.7          47.0

  Income Taxes                                           22.0          17.4
                                                      --------      --------
Net Earnings                                        $    36.7     $    29.6
                                                      ========      ========
Net Earnings Per Share of Common Stock              $    0.41     $    0.33
                                                      ========      ========
Dividends per share                                 $   0.185     $    0.18
                                                      ========      ========
Average shares outstanding (in thousands)              88,755        88,815
                                                      ========      ========















See notes to consolidated financial statements.

                            THE STANLEY WORKS AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                            (Unaudited, Millions of Dollars)


                                                       March 29   December 28
                                                           1997          1996
                                                        --------      --------
ASSETS
Current Assets
   Cash and cash equivalents                        $      76.4    $     84.0
   Accounts receivable                                    453.3         446.3
   Inventories                                            329.2         338.1
   Other current assets                                    40.3          42.5
                                                        --------      --------
Total Current Assets                                      899.2         910.9

Property, plant and equipment                           1,206.3       1,224.4
   Less: accumulated depreciation                        (644.7)       (654.0)
                                                        --------      --------
                                                          561.6         570.4

Goodwill and other intangibles                             95.9          98.9
Other assets                                               76.8          79.4
                                                        --------      --------
                                                     $  1,633.5    $  1,659.6
                                                        ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Short-term borrowings                             $      4.2    $      4.9
   Current maturities of long-term debt                    49.5          15.1
   Accounts payable                                       111.2         130.8
   Accrued expenses                                       222.1         230.8
                                                        --------      --------
Total Current Liabilities                                 387.0         381.6

Long-term debt                                            298.9         342.6
Other liabilities                                         155.7         155.3

Shareholders' Equity
   Common stock                                           230.9         230.9
   Retained earnings                                      939.2         919.0
   Foreign currency translation adjustment                (51.9)        (45.5)
   ESOP debt                                             (232.3)       (234.8)
                                                        --------      --------
                                                          885.9         869.6
   Less: cost of common stock in treasury                  94.0          89.5
                                                        --------      --------
 Total Shareholders' Equity                               791.9         780.1
                                                        --------      --------
                                                     $  1,633.5    $  1,659.6
                                                        ========      ========



See notes to consolidated financial statements.

                    THE STANLEY WORKS AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Unaudited, Millions of Dollars)

                                                   First Quarter
                                                 1997        1996
                                                ------      ------
   Operating Activities
     Net earnings                             $  36.7       $ 29.6
     Depreciation and amortization               18.5         20.1
     Restructuring                               (4.6)           -
     Other non-cash items                        12.9          5.0
     Changes in operating assets
        and liabilities                         (60.4)       (18.4)
                                                ------       ------
     Net cash provided by
        operating activities                      3.1         36.3

   Investing Activities
     Capital expenditures                       (17.2)       (13.7)
     Capitalized software                        (2.7)        (5.2)
     Proceeds from sales of businesses           34.8          1.9
     Other                                        0.8          3.3
                                                ------       ------
     Net cash provided (used) by
        investing activities                     15.7        (13.7)

   Financing Activities
     Payments on long-term debt                  (1.6)        (3.4)
     Net short-term borrowings                   (0.5)       (22.7)
     Proceeds from issuance of common stock      10.0         22.9
     Purchase of common stock for treasury      (17.8)       (37.5)
     Cash dividends on common stock             (16.5)       (18.7)
                                                ------       ------
     Net cash used by
        financing activities                    (26.4)       (59.4)

   Effect of Exchange Rate Changes on Cash          -          0.7
                                                ------       ------
   Decrease in Cash and
      Cash Equivalents                           (7.6)       (36.1)

   Cash and Cash Equivalents,
      Beginning of Period                        84.0         75.4
                                                ------       ------
   Cash and Cash Equivalents,
      End of First Quarter                    $  76.4       $ 39.3
                                                ======       ======








See notes to consolidated financial statements.

                         THE STANLEY WORKS AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CHANGES
                               IN SHAREHOLDERS' EQUITY
                          (Unaudited, Millions of Dollars)





                                                          Three Months
                                                         1997      1996
                                                      --------   -------

    Balance at beginning of year                       $ 780.1   $ 734.6

    Net earnings                                          36.7      29.6

    Currency translation adjustment                       (6.4)      3.9

    Cash dividends declared                              (16.4)    (16.2)

    Net common stock activity                             (7.9)    (16.5)

    Tax benefit related to stock options                   2.6       4.7

    ESOP debt                                              2.5       2.4

    ESOP tax benefit                                       0.7       0.8
                                                       --------  -------

    Balance at end of first quarter                    $ 791.9   $ 743.3
                                                       ========  =======






















    See notes to consolidated financial statements.

                                      -4-
                         THE STANLEY WORKS AND SUBSIDIARIES
            NOTES TO (Unaudited) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   March 29, 1997


NOTE A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of both normal and recurring items) considered necessary for a fair presentation of the results of operations for the interim periods have been included. For further information, refer to the consolidated financial statements and footnotes included in the company's Annual Report on Form 10-K for the year ended December 28, 1996.

NOTE B - Earnings Per Share

Earnings per share are based upon the weighted average number of common shares outstanding. The exercise of outstanding stock options would not result in a material dilution of earnings per share. (See Exhibit 11)

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This Statement simplifies the computation of earnings per share (EPS) and makes the computation more consistent with those of other countries. The implementation will require the disclosure of basic and diluted EPS. The company will adopt this Statement during the fourth quarter. The company does not expect the adoption of this new standard to significantly affect reported earnings per share amounts.

NOTE C - Inventories

The components of inventories at the end of the first quarter of 1997 and at year-end 1996, in millions of dollars, is as follows:

                           March 28         December 28
                               1997                1996
                              ------              ------
Finished products            $ 223.9             $ 223.2
Work in process                 58.0                61.7
Raw materials                   45.6                50.9
Supplies                         1.7                 2.3
                              ------              ------
                             $ 329.2             $ 338.1
                              ======              ======

NOTE E - Cash Flow Information

Interest paid during the first quarters of 1997 and 1996 amounted to $5.1 million and $6.9 million, respectively.

Income taxes paid during the first quarters of 1997 and 1996 were $17.3 million and $0.7 million, respectively.

NOTE F - Restructuring

Restructuring charges for the first quarter resulted in a net gain of $4.6 million which includes approximately $6.7 million in gains from recent divestitures offset by charges for the reorganization of certain operations.

During the first quarter of 1997, the company made severance and other exit payments of $2.7 million under the previously disclosed restructuring program. At March 29, 1997, the reserve balance for the company's restructuring activities was $29.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The table accompanying this commentary, "Price/Volume Information" provides detail of the changes in the net sales by business segment and geographic region. In addition, the "Business Segment Information" tables provide clarification of reported operating results for the first quarters of 1997 and 1996, reconciling them with normalized "core" results. Core results exclude restructuring charges and restructuring-related transition costs associated with the company's previously announced restructuring program. Restructuring-related transition costs represent plant and equipment relocation, consulting, duplicate facility costs and other operational expenses that in management's judgment are being incurred directly as a result of restructuring activity and will cease upon completion of the related restructuring initiatives. This supplemental "core" information forms the basis for some of the following commentary.

Reported net earnings were $37 million or $.41 per share, compared with $30 million or $.33 per share in the first quarter a year ago. Both periods included restructuring charges and restructuring-related transition costs. Excluding these items, core net earnings would have been $40 million, or $.45 per share, an 18% increase over the $34 million or $.38 per share earned on a core basis in the first quarter last year.

Consolidated net sales for the first quarter 1997 were $647 million. This represents an increase of 2% over sales of $635 million in same quarter of last year. Internal volume growth was 6% offset by a 3% reduction associated with recent divestitures and a 1% reduction due to currency translation. Particular strength was realized in the company's fastening systems and hardware businesses. While strength in U.S. markets was the primary contributor to volume gains, internal volume growth was strong across all geographic areas.

Gross profit margin improved in the first quarter to 33.3% of sales from 32.4% of sales in the prior year. The improvement in margins from the prior year reflects cost savings generated by cross-divisional purchasing efforts and increased volume. Measured on a core basis, gross profit margins were 34.1% in the current quarter and 32.7% in the prior year.

Operating expenses were 23.7% of sales, up slightly from 23.5% reported in the prior year. This increase reflects increased spending on brand advertising; additional investments in customer service initiatives; as well as higher provisions for bad debts. Interest expense of $4 million was substantially lower than the $7 million reported in the prior-year quarter due to the significantly lower amount of outstanding debt.

Total restructuring-related transition costs incurred in the first quarter 1997 were $10 million, or $.07 per share, compared with $7 million, $.05 per share, for first quarter 1996. These costs in 1997 include the transition costs associated with the transfer of production among manufacturing facilities, duplicate facility costs related to the implementation of the company's Perfect Customer Service program, and facility start-up costs.

A net restructuring charge of $4.6 million, or $.03 per share, was recorded in the first quarter. Gains of $6.7 million, or $.05 per share, on the divestiture of the Garage Related Products business and a smaller operation were offset by severance and other exit costs associated with the restructuring of several operations.

In the Tools segment overall, unit volume sales increased 4% over last year. Consumer tools unit growth was 6% with particular strength in sales to North American consumer markets. Industrial tools decreased 3%, primarily reflecting lower sales volumes of mechanics tools and storage systems in the U.S. Engineered tools increased 8% in unit volume, reflecting strong sales of fastening tools and fasteners.

The Hardware segment experienced 12% unit growth in the quarter, with exceptionally strong demand in the U.S. and Canadian markets.

The Specialty Hardware segment experienced 9% unit growth in the first quarter, from continued strong home center demand for door products and increases in unit volumes of automated-door products. A 3% price decline in this segment resulted from continued competitive pricing in these markets. The company maintained its strategic decision to defend market share in this environment.

Operating margins for all segments on a core basis increased in 1997. Increased volume and the positive effects of restructuring initiatives, including strong contributions from cross-divisional purchasing efforts, accounted for most of the improvements.

Geographically, net sales in the U.S. increased 2% from the prior year. Unit volume growth was 6% with particular strength experienced in the hardware and fastening systems businesses. Lost sales due to divested business and product lines reduced sales by 4%. Core operating profit margins increased to 13.6% of sales from 11.1% in the prior year. This improvement results from increased volume and the positive effects of cross-divisional purchasing.

Net sales in Europe were flat with unit volume gains of 4% offset by unfavorable currency translation. Core operating profit margins improved to 11.9% versus 11.3% in the prior year. The improvement in 1996 reflects increased volume in the U.K. offset by weak French and other European markets.

Net sales in Other Areas increased 7% primarily due to strength in the Canadian and Latin American markets offset by weakness in Australia. Core operating profit margin declined to 8.6% versus 9.4% in the prior year.

Liquidity and Sources of Capital

The company's financial position at March 29, 1997 did not change significantly from December 28, 1996. Working capital decreased by $17 million to $512 million at March 29, 1997 from $529 million at December 28, 1996. The decrease in working capital was due to the reclassification of the 1998 notes payable to current from long-term, divestiture activity and a reduction in accounts payable. Long-term debt at March 29, 1997, totaled $299 million, a $56 million decrease from December 28, 1996. The decrease in debt is due primarily to the reclassification of the 9% Notes due in 1998 to current maturities.

Net cash provided by operating activities was $3 million, a decrease of $33 million from the prior year. Operating cash flow in the first quarter is typically lower than subsequent periods due to the somewhat seasonal nature of the business. Operating cash flow in the first quarter 1996 was unusually high

                                    -8-
as it refected a non-recurring income tax refund as well as significant reductions in inventories. When compared to the first quarters of 1995 and 1994, operating cash flow in 1997 reflected a $10 million increase. Capital expenditures for the first quarters of 1997 and 1996 were $20 million and $19
million, respectively.   For the current year, capital expenditures will be
approximately $100 million. The company anticipates that its operating cash flow and borrowing capacity will enable it to fund its growth and restructuring initiatives, capital expenditures, and dividends.

At March 29, 1997, the reserve balance for the restructuring initiatives previously announced was $29.0 million. Severance and other exit-cost cash payments amounted to $2.7 million for the quarter ended March 29, 1997.

Recent Developments

On April 16, 1997, the company announced the reorganization of its operations into a product management structure. Eight newly-formed product groups will focus efforts on customers and growth of business through developing new products and expanding market scope. They will be complemented by centralized manufacturing, engineering, sales and service, finance, human resource and information technology organizations. Additionally, the company is establishing a new corporate marketing and brand development function, to nurture and leverage the Stanley brand. This new organization is designed to allow the management team to focus on customers and on growing the businesses. It will also facilitate a constant flow of new products and be more efficient.

At this time, the company has not yet determined the affect these organizational changes may have on employment levels, one-time costs and long-term profitability. As plans are developed and implemented, additional restructuring charges and restructuring-related transition costs will be recorded in 1997. The company is currently unable to estimate the amount of these charges; however it anticipated that they will be material.

At the end of 1996, the company recruited a new chief executive officer. The new CEO's employment agreement provided for stock option grants, subject to shareholder approval. These grants included an option to purchase 1,000,000
shares of common stock at an exercise price of $27.562.    At the April 23,
1997 Annual Meeting, the shareholders approved the stock option grants. As a result, second quarter operating results will include an $11 million, or $.08 per share, non-cash charge, representing the difference between the exercise price for the 1,000,000 share option and the fair market value of that option as of April 23, 1997.

Accounting Change

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This Statement simplifies the computation of earnings per share (EPS) and makes the computation more consistent with those of other countries. The implementation will require the disclosure of basic and diluted EPS. The company will adopt this Statement during the fourth quarter. The company does not expect the adoption of this new standard to significantly affect reported earnings per share amounts.






                                  -9-
Cautionary Statements
Under the Private Securities Litigation Reform Act of 1995

Certain risks and uncertainties are inherent in the company's reorganization of its operations into a product management structure and in its plans for sustained, profitable growth.

The company's ability to successfully implement the new product management structure is dependent on such factors as the ability of its employees, with the help of outside consultants, to develop and execute comprehensive plans to provide for smooth transitions, the successful recruitment and training of new employees, the need to respond to significant changes in product demand during the transition, and unforeseen events. The company's ability to achieve profitability improvements from the reorganization is dependent on the reorganization creating internal efficiencies, and on the ability of the organization to withstand external factors during the period of transition. These include pricing pressures; the continued consolidation of customers in consumer channels; increasing global competition; changes in trade, monetary and fiscal policies and laws; inflation and currency exchange fluctuations; and recessionary or expansive trends in the economies of the world in which the company operates.

The company's ability to generate sustained, profitable growth will be dependent on its ability to competitively position its cost structure, to expand market scope, to gain acceptance of the company's products within new or developing markets, to strengthen the Stanley brand, and to continue the development of successful new products. The achievement of externally-generated growth will depend upon the ability to successfully identify, negotiate, consummate and integrate into operations acquisitions, joint ventures and/or strategic alliances.

                            THE STANLEY WORKS AND SUBSIDIARIES
                                   PRICE/VOLUME INFORMATION
                              (Unaudited, Millions of Dollars)

NET SALES
                                              First Quarter
                        -----------------------------------------------------
                                             Unit    ACQ /    Curr -
                           1997   Price    Volume    DVT      ency     1996
                        -----------------------------------------------------
INDUSTRY SEGMENTS
    Tools
       Consumer         $  178.0    -         6%     (4)%     (1)% $  176.8
       Industrial          132.6    2%       (3)%    (2)%      -      136.3
       Engineered          172.1   (1)%       8%     (1)%     (1)%    164.0
                          --------                                  --------
          Total Tools      482.7    -         4%     (2)%     (1)%    477.1
    Hardware                93.1    -        12%      -        -       83.2
    Specialty Hardware      70.8   (3)%       9%    (12)%      -       75.0
                          --------                                  --------
       Consolidated     $  646.6    -         6%     (3)%     (1)% $  635.3
                          ========                                  ========

GEOGRAPHIC AREAS
    United States       $  455.8    -         6%     (4)%      -   $  449.5
    Europe                 107.8    -         4%      -       (4)%    108.1
    Other Areas             83.0    1%        8%     (2)%      -       77.7
                          --------                                   --------
       Consolidated     $  646.6    -         6%     (3)%     (1)% $  635.3
                          ========                                   ========






















Certain 1996 amounts in the price/volume business segment information have been reclassified to conform to the 1997 presentation.

                            THE STANLEY WORKS AND SUBSIDIARIES
                              BUSINESS SEGMENT INFORMATION
                            (Unaudited, Millions of Dollars)
OPERATING PROFIT
                                          First Quarter 1997
                         -------------------------------------------------
                                               Related               Core
                                    Restrg   Transition             Profit
                         Reported   Charges     Costs      Core     Margin
                         -------------------------------------------------
  INDUSTRY SEGMENTS
    Tools               $  56.0    $   1.1    $  7.6    $  64.7       13.4%
    Hardware               11.8        0.4       1.9       14.1       15.1%
    Specialty Hardware      2.3        0.6       0.2        3.1        4.4%
                         ------     ------    ------     ------
       Total               70.1        2.1       9.7       81.9       12.7%
    Net corporate
       expenses            (5.8)      (6.7)      0.1      (12.4)
    Interest expense       (5.6)        -         -        (5.6)
                         ------     ------    ------     ------
    Earnings before
       income taxes     $  58.7    $  (4.6)   $  9.8    $  63.9
                         ======     ======    ======     ======
  GEOGRAPHIC AREAS
    United States       $  53.2    $   1.2    $  7.6    $  62.0       13.6%
    Europe                 11.3        0.4       1.1       12.8       11.9%
    Other Areas             5.6        0.5       1.0        7.1        8.6%
                         ------     ------    ------     ------
       Total            $  70.1    $   2.1    $  9.7    $  81.9       12.7%
                         ======     ======    ======     ======

                                          First Quarter 1996
                         -------------------------------------------------
                                               Related               Core
                                    Restrg    Transition            Profit
                         Reported   Charges     Costs      Core     Margin
                         -------------------------------------------------
  INDUSTRY SEGMENTS
    Tools               $  51.9    $    -     $  4.2     $ 56.1       11.8%
    Hardware                9.6         -        0.8       10.4       12.5%
    Specialty Hardware      2.3         -        0.5        2.8        3.7%
                         ------     ------    ------     ------
       Total               63.8         -        5.5       69.3       10.9%
    Net corporate
       expenses            (9.2)        -        1.3       (7.9)
    Interest expense       (7.6)        -          -       (7.6)
                         ------     ------    ------     ------
    Earnings before
       income taxes     $  47.0    $    -     $  6.8     $ 53.8
                         ======     ======    ======     ======
  GEOGRAPHIC AREAS
    United States       $  45.4    $    -     $  4.4     $ 49.8       11.1%
    Europe                 11.6         -        0.6       12.2       11.3%
    Other Areas             6.8         -        0.5        7.3        9.4%
                         ------     ------    ------     ------
       Total            $  63.8    $    -     $  5.5     $ 69.3       10.9%
                         ======     ======    ======     ======

                        PART II - OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K

(a) Exhibits

         (1) See Exhibit Index on page 14

(b) Reports on Form 8-K.

         (1) Registrant filed a Current Report on Form 8-K, dated January 2, 1997, in respect of the Registrant's press release announcing the election of John M. Trani as chairman and chief executive officer replacing Richard H. Ayers, who announced his retirement in April 1996. The Registrant also filed an Employment Agreement with John M. Trani and an Employment Agreement with Richard H. Ayers, providing for the resignation of Mr. Ayers as chairman and chief executive officer and as a director and for the continued employment of Mr. Ayers until November 1, 1997.

         (2) Registrant filed a Current Report on Form 8-K, dated January 23, 1997, in respect of the Registrant's press release announcing year-end results.

         (3)  Registrant filed a Current Report on Form 8-K, dated
              February 18, 1997, in respect of the Registrant's press release announcing the sale of its Garage-Related Products business unit.

                                     Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE STANLEY WORKS


Date: May 13, 1997                  By:  Theresa F. Yerkes

                                          Theresa F. Yerkes
                                          Vice President and
                                          Controller (Chief Financial
                                          Officer, Chief Accounting
                                          Officer and Authorized
                                          Signatory of the Registrant)

                              EXHIBIT INDEX





 (11) Statement re computation of earnings per share

 (12) Statement re computation of ratio of earnings to fixed charges

 (27) Financial Data Schedule