Form 10-Q
period 1997-06-28
STANLEY WORKS
filed 1997-08-12
CIK 93556

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934
                For the quarterly period ended June 28, 1997

                                   or

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: shares of the company's Common Stock ($2.50 par value) were outstanding 89,001,677 as of August 1, 1997.







        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 THE STANLEY WORKS AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS
        (Unaudited, Millions of Dollars Except Per Share Amounts)




                            Second Quarter           Six Months
                            1997       1996        1997        1996
                           ------    ------       -------    -------

Net Sales                $  673.6  $  677.2     $ 1,320.2  $ 1,312.5

Costs and Expenses
  Cost of sales             446.1     453.0         877.5      882.3
  Selling, general and
    administrative          153.8     153.1         307.0      302.1
  Interest - net              4.4       5.4           8.7       11.9
  Other - net                13.6       4.4          17.2        7.9
  Restructuring and
    asset write-offs        137.2       3.8         132.6        3.8
                           ------    ------       -------    -------
                            755.1     619.7       1,343.0    1,208.0
                           ------    ------       -------    -------
Earnings (Loss) before
    income taxes            (81.5)     57.5         (22.8)     104.5

Income Taxes                (17.0)     24.9           5.0       42.3
                           ------    ------       -------     -------
Net Earnings (Loss)       $ (64.5)  $  32.6     $   (27.8)  $   62.2
                           ======    ======       =======     =======
Net Earnings (Loss) Per
    Share of Common Stock $ (0.72)  $  0.37     $   (0.31)  $   0.70
                           =======   ======       =======     =======
Dividends per share       $ 0.185   $  0.18     $    0.37   $   0.36
                           =======   ======       =======     =======
Average shares outstanding
    (in thousands)         88,987    88,825        88,878     88,830
                           =======   ======       =======     =======







See notes to consolidated financial statements.

                                  -1-
                            THE STANLEY WORKS AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                            (Unaudited, Millions of Dollars)

                                                        June 28   December 28
                                                           1997          1996
                                                        --------      --------
ASSETS
Current Assets
   Cash and cash equivalents                        $     107.6    $     84.0
   Accounts receivable                                    457.1         446.3
   Inventories                                            323.4         338.1
   Other current assets                                    52.8          42.5
                                                        --------      --------
Total Current Assets                                      940.9         910.9

Property, plant and equipment                           1,160.3       1,224.4
   Less: accumulated depreciation                        (652.0)       (654.0)
                                                        --------      --------
                                                          508.3         570.4

Goodwill and other intangibles                             73.6          98.9
Deferred income taxes                                      47.6             -
Other assets                                               96.4          79.4
                                                        --------      --------
                                                     $  1,666.8    $  1,659.6
                                                        ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Short-term borrowings                             $     25.9    $      4.9
   Current maturities of long-term debt                    50.5          15.1
   Accounts payable                                       114.6         130.8
   Accrued expenses                                       299.2         230.8
                                                        --------      --------
Total Current Liabilities                                 490.2         381.6

Long-term debt                                            295.8         342.6
Other liabilities                                         164.1         155.3

Shareholders' Equity
   Common stock                                           230.9         230.9
   Retained earnings                                      858.3         919.0
   Foreign currency translation adjustment                (57.2)        (45.5)
   ESOP debt                                             (229.8)       (234.8)
                                                        --------      --------
                                                          802.2         869.6
       Less: cost of common stock in treasury              85.5          89.5
                                                        --------      --------
 Total Shareholders' Equity                               716.7         780.1
                                                        --------      --------
                                                     $  1,666.8    $  1,659.6
                                                        ========      ========
See notes to consolidated financial statements.
                             -2-
                    THE STANLEY WORKS AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Unaudited, Millions of Dollars)

                                          Second Quarter       Six Months
                                          1997      1996     1997      1996
                                         ------    ------   ------    ------
Operating Activities
  Net earnings(loss)                     $(64.5)  $ 32.6   $(27.8)   $ 62.2
  Depreciation and amortization            18.9     18.7     37.4      38.8
  Restructuring and asset write-offs      137.2      3.8    132.6       3.8
  Other non-cash items                    (27.0)    12.3    (14.1)     17.3
  Changes in operating assets
     and liabilities                      (16.4)    32.2    (76.8)     13.8
                                         ------    ------   ------    ------
  Net cash provided by
     operating activities                  48.2     99.6     51.3     135.9

Investing Activities
  Capital expenditures                    (19.3)   (17.4)    (36.5)   (31.1)
  Capitalized software                     (3.9)    (5.6)     (6.6)   (10.8)
  Proceeds from sales of businesses           -     13.3      34.8     15.2
  Investment in affiliated company        (22.2)       -     (22.2)       -
  Other                                     2.5     (6.0)      3.3     (2.7)
                                         ------    ------   ------    ------
  Net cash used by
     investing activities                 (42.9)   (15.7)    (27.2)   (29.4)

Financing Activities
  Payments on long-term debt               (1.8)    (3.1)     (3.4)    (6.5)
  Proceeds from long-term borrowings        2.3                2.3
  Net short-term borrowings                21.9    (16.3)     21.4    (39.0)
  Proceeds from issuance of common stock    5.4      4.2      15.4     27.1
  Purchase of common stock for treasury             (9.5)    (17.8)   (47.0)
  Cash dividends on common stock                   (16.0)    (16.5)   (34.7)
                                         ------    ------   ------    ------
Net cash provided (used) by
     financing activities                  27.8    (40.7)      1.4   (100.1)

Effect of Exchange Rate Changes on Cash    (1.9)    (3.0)     (1.9)    (2.3)
                                         ------    ------   ------    ------
Increase in Cash and
     Cash Equivalents                      31.2     40.2      23.6      4.1

Cash and Cash Equivalents,
     Beginning of Period                   76.4     39.3      84.0     75.4
                                         ------    ------   ------    ------
Cash and Cash Equivalents,
     End of Second Quarter               $107.6   $ 79.5    $107.6   $ 79.5
                                         ======    ======   ======    ======


See notes to consolidated financial statements.
                                     -3-
                         THE STANLEY WORKS AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CHANGES
                               IN SHAREHOLDERS' EQUITY
                          (Unaudited, Millions of Dollars)





                                                           Six Months
                                                         1997      1996
                                                      --------   -------

    Balance at beginning of year                       $ 780.1   $ 734.6

    Net earnings (loss)                                  (27.8)     62.2

    Currency translation adjustment                      (11.7)      8.0

    Cash dividends declared                              (33.0)    (32.3)

    Net common stock activity                             (0.4)    (18.9)

    Tax benefit related to stock options                   3.0       5.8

    ESOP debt                                              5.0       4.7

    ESOP tax benefit                                       1.5       1.6
                                                       --------  -------

    Balance at end of second quarter                   $ 716.7   $ 765.7
                                                       ========  =======



















    See notes to consolidated financial statements.

                                      -4-
                         THE STANLEY WORKS AND SUBSIDIARIES
            NOTES TO (Unaudited) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   June 28, 1997


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

NOTE C - Inventories

The components of inventories at the end of the second quarter of 1997 and at year-end 1996, in millions of dollars, is as follows:

                            June 28          December 28
                               1997                 1996
                              ------               ------
Finished products            $ 221.3             $ 223.2
Work in process                 55.5                61.7
Raw materials                   44.8                50.9
Supplies                         1.8                 2.3
                              ------              ------
                             $ 323.4             $ 338.1
                              ======              ======




                                   -5-
NOTE E - Stock Option Charge

At the end of 1996, the company recruited a new chief executive officer. The new CEO's employment agreement provided for stock option grants. These grants included an option to purchase 1,000,000 shares of common stock at an exercise price of $27.562. At the April 23, 1997 Annual Meeting, the shareholders approved the stock option grants. As a result, second quarter operating results included an $11 million, or $.07 per share, non-cash charge, representing the difference between the exercise price for the 1,000,000 share option and the fair market value of that option as of April 23, 1997.

NOTE F - Cash Flow Information

Interest paid during the second quarters of 1997 and 1996 amounted to $7.7 million and $7.3 million, respectively. Interest paid for the six months of 1997 and 1996 amounted to $12.8 million and $14.2 million, respectively.

Income taxes paid during the second quarters of 1997 and 1996 were $39.4 million and $28.8 million, respectively. Income taxes paid for the six months of 1997 and 1996 were $56.7 million and $29.5 million, respectively.

NOTE G - Restructuring and Asset Write-offs

In the second quarter, the company announced plans to streamline its manufacturing, sales, distribution and administrative operations, removing redundancies. The company will reduce manufacturing and distribution facility locations from 123 to 70, selling 11 and closing 42. Many of the closures will be effected by consolidating operations into other Stanley facilities, others by outsourcing work to vendors. In addition, the company reorganized its operations into a product management structure, where eight product groups will be focusing on customers and sales growth through development of new products and expanding market shares. In support of this structure, manufacturing, engineering, sales and service, finance, human resource and information technology functions will be centralized. This will facilitate common systems and consolidation of redundant functions. The charges related to these restructuring actions will be recorded in the second and third quarters of 1997. Total restructuring charges and asset write-offs estimated for 1997 are $240 million. The implementation of these restructuring initiatives will also result in additional transition costs which are expected to be incurred through 1998. The restructuring reserves are expected to be utilized by the end of 1999. For the six month period ended June 28, 1997, restructuring and asset write-off charges of $133 million included the write-down of assets ($76 million), severance for the termination of 2,100 employees ($39 million), other exit costs ($25 million) and gains on the divestiture of two businesses ($7 million).

During the first six months of 1997, the company made severance and other exit payments of $8 million. At June 28, 1997, the reserve balance for the company's restructuring activities was $86 million.




                                  -6-
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The attached table, "Price/Volume Information" provides detail of the changes in net sales by business segment and geographic region. In addition, the attached tables, "Business Segment Information", provide clarification of reported operating results for the second quarter and six month periods of 1997 and 1996, reconciling them with normalized "core" results. Core results exclude restructuring charges and restructuring-related transition costs associated with the company's plan for sustained profitable growth announced on July 18, 1997, the company's restructuring program that began in 1995 and a one-time non-cash charge related to stock options granted to the company's new chairman and chief executive officer. Restructuring-related transition costs represent consulting, plant and equipment relocation, duplicate facility costs and other operational expenses that in management's judgment are being incurred directly as a result of the growth and restructuring initiatives. This supplemental "core" information forms the basis for some of the following commentary.

Reported net sales for the quarter were $674 million, a decrease of less than 1% from sales of $677 million in the same quarter of 1996. Ongoing businesses experienced unit volume growth of 6% with particular strength in fastening systems and consumer tools. Business and product line divestitures decreased sales by $32 million, or 5%, from prior year levels. Price declines and effects of foreign currency decreased sales by a combined 2%. North American unit volume growth was 5%, while European volume growth was a very strong 11%. The European volume gains were somewhat offset by a 1% price decline and a 4% negative currency impact. Net sales for the six month period increased by 1% to $1,320 million despite a 4% decline from divestitures.

A significant restructuring and asset write-off charge associated with the company's plan for sustained profitable growth, accounted for a reported net loss for the quarter of $65 million, or $.72 per share, as compared with the prior year's net income of $33 million, or $.37 per share. For the six month period, the net loss was $28 million or $.31 per share compared with net income of $62 million or $.70 per share in the prior year. In addition to the restructuring and asset write-off charge, the company also recorded $24 million, or $.16 per share, of restructuring-related transition costs and a one-time non-cash charge in connection with stock options issued to the company's new chief executive officer. On a year to date basis, the restructuring-related transition costs and the non-cash charge were $33 million or $.23 per share compared with $15 million, or $.11 per share in the prior year.

Normalized or "core" earnings for the second quarter ended June 28, 1997 increased significantly. Excluding restructuring and other charges discussed above, normalized or "core" net income in the second 1997 quarter was $50 million, or $.56 per share, a 15% increase over prior year core earnings of $43 million, or $.49 per share.

Gross margins reported for the second quarter, on a core basis, were 34.9% of sales compared with 33.7% in the prior year's quarter and for the six months were 34.5% compared with 33.2%. Volume increases and the positive effects of previously announced restructuring initiatives, including strong contributions from company-wide procurement efforts, accounted for most of the improvement in gross margin.

On a core basis, operating expenses as a percent of sales for the second quarter were 22.1% compared with 22.0% and for the six month period were 22.5% compared with 22.4%.

Second quarter consolidated "core" segment operating profit margin improved to 14.7% of sales from 12.9% and, for the six months, to 13.7% from 11.9% in the prior year.

In the Tools segment overall, second quarter unit volume sales increased
7% over last year. Consumer tools unit growth was 10% with particular strength in North America. Industrial tools increased 3%, primarily reflecting improved storage systems results in the U.S. Engineered tools increased 7% in unit volume, reflecting continued strong sales of fastening tools and fasteners in the U. S. and Europe. Core operating profits in the Tools segment for the quarter increased to 16.0% of sales, from 13.3% a year ago. This improvement resulted from higher sales volume, savings from cross-divisional purchasing efforts, other restructuring initiatives and performance improvements in the mechanics tools operations.

The Hardware segment saw 1% unit growth in the quarter, with continued strong demand for Home Decor products in the U.S., Canadian and European markets. Demand in the U. S. consumer market for traditional hardware products declined from robust levels seen in recent quarters. Core operating profits decreased to 14.2% of sales, from 16.0% in the prior year. This decline resulted from inclusion in 1996 of a gain realized upon resolution of a legal matter.

The Specialty Hardware segment experienced 3% unit growth in the second quarter. Core operating results decreased to a 5.6% profit on sales, from a 7.7% operating profit last year. This decrease was principally due to a 2% price decline resulting from the continuation of an extremely competitive pricing environment. The company continues to maintain its strategic decision to defend its market share.

On July 18, 1997, the company announced initiatives designed to deliver profitable sales growth on a sustained basis. Increased expenditures will be made on new product development and expansion into a number of "near-neighbor" or related products. Considerably greater resources will be allocated to brand development, including advertising, so that customers think of Stanley first and are always informed about the company's new products. To support this thrust, a corporate marketing and brand development function has been established, whose focus will be the nurturing and leveraging of the Stanley brand.

Funding for these initiatives will come from streamlining manufacturing, sales, distribution and administrative operations. Manufacturing and distribution facility locations will decrease from 123 to 70. Additional savings will come from the company's previously announced reorganization of its operations into a product management structure, and the centralization of manufacturing, engineering, sales and service, finance, human resource and information technology. Overall, these actions will change the composition of the company's workforce and will reduce net employment levels by 4,500 people.

In total, restructuring charges and asset write-offs of $240 million, including $140 million of cash costs and $100 million of non-cash costs, plus restructuring-related transition costs of $100 million, are anticipated in connection with these actions. The restructuring charges and asset write-offs will be recorded entirely in 1997, with $137 million having been taken in the second quarter and the remainder to follow in the third quarter. The $100 million of non-cash restructuring charges relate to write-offs of non-productive assets including goodwill and capitalized software. The restructuring-related transition costs will be incurred throughout the remainder of 1997 and 1998.

Liquidity and Sources of Capital

Net cash provided by operating activities for the first six months of 1997 was $51.3 million, substantially less than the prior year. Operating cash flow in the prior year was unusually high as it reflected a non-recurring income tax refund and lower working capital levels. The level of operating cash flow in 1997 while lower than 1996, is consistent with historical levels. Capital expenditures for the first six months of 1997 and 1996 were $43.1 million and $41.9 million, respectively. For the current year, capital expenditures will be approximately $100 million. The company anticipates that its operating cash flow and borrowing capacity will enable it to fund its growth and restructuring initiatives, capital expenditures and dividends.

At June 28, 1997, the reserve balance for the restructuring initiatives was $86 million. Severance and other exit cost payments amounted to $8 million for the first six months of 1997.

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

Cautionary Statements
Under the Private Securities Litigation Reform Act of 1995

Certain risks and uncertainties are inherent in the company's ability to achieve the sustained profitable growth as outlined in the "Results of Operations" section.

The company's ability to achieve this expected growth is dependent on several factors. These factors include the ability to develop new products that will be successful in the marketplace; to expand into "near neighbor" or related products; to position Stanley(R) as a "Great Brand" in the marketplace; and to position the company as a low cost producer.

These initiatives are in turn dependent on several factors. These include the company's ability to generate the necessary cost savings to fund these initiatives from a reallocation of resources, including the simplification of the organization, the change in the composition of the workforce and the standardization of the operating mechanisms. The success of the reallocation is dependent upon the ability of the company's employees, with the help of outside consultants, to develop and execute comprehensive plans to provide for smooth transitions for all elements of the reallocation; the ability to retain existing employees throughout the transition; the successful recruitment and training of new employees for the positions that relate to the growth initiatives; the need to respond to significant changes in product demand during the transition; and unforeseen events. The company's ability to achieve the expected cost savings is also dependent on the reallocation generating internal efficiencies, and on the ability of the organization to withstand pricing pressures; the continued consolidation of customers in consumer channels; increasing global competition; changes in trade, monetary and fiscal policies and laws; inflation and currency exchange fluctuations; and recessionary or expansive trends in the economies of the world in which the company operates. The achievement of "near neighbor" and related product growth and the ability of the company to become a low cost producer will depend upon the ability to successfully identify, negotiate, consummate and integrate into operations joint ventures and/or strategic alliances.

                        THE STANLEY WORKS AND SUBSIDIARIES
                             PRICE/VOLUME INFORMATION
                          (Unaudited, Millions of Dollars)

NET SALES
                                            Second Quarter
                       ----------------------------------------------------
                                            Unit    ACQ/
                           1997     Price   Volume   DVT  Currency     1996
                       ----------------------------------------------------
INDUSTRY SEGMENTS
     Tools
       Consumer         $   188.2     -       10%    (3)%   (2)%  $   179.7
       Industrial           141.6    2%        3%    (3)%     -       138.5
       Engineered           186.4   (1)%       7%      -    (1)%      177.3
                           ------                                    ------
         Total Tools        516.2     -        7%    (2)%   (1)%      495.5
     Hardware                86.2   (3)%       1%      -      -        87.9
     Specialty Hardware      71.2   (2)%       3%   (25)%     -        93.8
                           ------                                    ------
       Consolidated     $   673.6   (1)%       6%    (5)%   (1)%  $   677.2
                           ======                                    ======
GEOGRAPHIC AREAS
     United States      $   479.7   (1)%       4%    (6)%     -   $   493.2
     Europe                 106.3   (1)%      11%    (1)%   (4)%      101.0
     Other Areas             87.6    1%       11%    (5)%   (2)%       83.0
                           ------                                    ------
       Consolidated     $   673.6   (1)%       6%    (5)%   (1)%  $   677.2
                           ======                                    ======
                                             Year to Date
                       ----------------------------------------------------
                                             Unit    ACQ/
                           1997     Price   Volume   DVT  Currency     1996
                       ----------------------------------------------------
INDUSTRY SEGMENTS
     Tools
       Consumer         $   366.2     -        8%    (4)%   (1)%  $   356.5
       Industrial           274.2    2%         -    (2)%     -       274.8
       Engineered           358.5   (1)%       7%      -    (1)%      341.3
                          -------                                   -------
         Total Tools        998.9     -        6%    (2)%   (1)%      972.6
     Hardware               179.3   (1)%       6%      -      -       171.1
     Specialty Hardware     142.0   (2)%       6%   (20)%     -       168.8
                          -------                                   -------
       Consolidated     $ 1,320.2     -        6%    (4)%   (1)%  $ 1,312.5
                          =======                                   =======
GEOGRAPHIC AREAS
     United States      $   935.5   (1)%       5%    (5)%     -   $   942.7
     Europe                 214.1   (1)%       7%      -    (4)%      209.1
     Other Areas            170.6    1%        9%    (3)%   (1)%      160.7
                          -------                                   -------
       Consolidated     $ 1,320.2     -        6%    (4)%   (1)%  $ 1,312.5
                          =======                                   =======
                                   -11-


                          THE STANLEY WORKS AND SUBSIDIARIES
                             BUSINESS SEGMENT INFORMATION
                           (Unaudited, Millions of Dollars)

OPERATING PROFIT
                                    Second Quarter 1997
                      -----------------------------------------------------
                                              Related                 Core
                                   Restrg   Transition               Profit
                       Reported    Charges     Costs*      Core      Margin
                      -----------------------------------------------------
INDUSTRY SEGMENTS
    Tools             $  (38.3)   $  110.7     $ 10.4   $   82.8      16.0%
    Hardware               2.6         7.5        2.1       12.2      14.2%
    Specialty Hardware    (9.8)       13.7          -        3.9       5.6%
                         ------      -----      -----      -----
       Total             (45.5)      131.9       12.5       98.9      14.7%
    Net corporate
       expenses          (29.6)        5.3       11.0      (13.3)
    Interest expense      (6.4)        -            -       (6.4)
                         ------      -----      -----      -----
    Earnings(loss)before
       income taxes   $  (81.5)   $  137.2     $ 23.5   $   79.2
                         ======      =====      =====      =====
GEOGRAPHIC AREAS
    United States     $  (19.1)   $   87.6     $  8.5   $   77.0      16.1%
    Europe               (12.0)       24.1        2.4       14.5      13.6%
    Other Areas          (14.4)       20.2        1.6        7.4       8.4%
                         ------      -----      -----      -----
       Total          $  (45.5)   $  131.9     $ 12.5   $   98.9      14.7%
                         ======      =====      =====      =====

                                     Second Quarter 1996
                       ----------------------------------------------------
                                              Related                 Core
                                   Restrg    Transition              Profit
                       Reported    Charges     Costs        Core     Margin
                       ----------------------------------------------------
INDUSTRY SEGMENTS
    Tools             $   58.8    $   0.7      $  6.3   $   65.8      13.3%
    Hardware              12.7         -          1.4       14.1      16.0%
    Specialty Hardware     6.7         -          0.5        7.2       7.7%
                         -----       -----      -----      -----
       Total              78.2        0.7         8.2       87.1      12.9%
    Net corporate
       expenses          (13.7)       3.1          -       (10.6)
    Interest expense      (7.0)        -           -        (7.0)
                         -----       -----      -----      -----
    Earnings before
       income taxes   $   57.5    $   3.8      $  8.2   $   69.5
                         =====       =====      =====      =====
GEOGRAPHIC AREAS
    United States     $   63.4    $   0.1    $    7.5   $   71.0      14.4%
    Europe                 9.3         -          0.4        9.7       9.6%
    Other Areas            5.5        0.6         0.3        6.4       7.7%
                         -----       -----      -----      -----
       Total          $   78.2    $   0.7    $    8.2   $   87.1      12.9%
                         =====       =====      =====      =====
    * Includes stock option charge.
                                    -12-
                        THE STANLEY WORKS AND SUBSIDIARIES
                            BUSINESS SEGMENT INFORMATION
                          (Unaudited, Millions of Dollars)

OPERATING PROFIT
                                           Year to Date 1997
                       ----------------------------------------------------
                                               Related                Core
                                   Restrg     Transition             Profit
                       Reported     Chgs        Costs*     Core      Margin
                       ----------------------------------------------------
INDUSTRY SEGMENTS
    Tools             $   17.7    $ 111.8   $    18.0  $  147.5       14.8%
    Hardware              14.4        7.9         4.0      26.3       14.7%
    Specialty Hardware    (7.5)      14.3         0.2       7.0        4.9%
                         -----      -----       -----     -----
       Total              24.6      134.0        22.2     180.8       13.7%
    Net corporate
       expenses          (35.4)      (1.4)       11.1     (25.7)
    Interest expense     (12.0)       -           -       (12.0)
                         -----      -----       -----     -----
    Earnings(loss)before
       income taxes   $  (22.8)   $ 132.6    $   33.3  $  143.1
                         =====      =====       =====     =====
GEOGRAPHIC AREAS
    United States     $   34.1    $  88.8    $   16.1  $  139.0       14.9%
    Europe                (0.7)      24.5         3.5      27.3       12.8%
    Other Areas           (8.8)      20.7         2.6      14.5        8.5%
                         -----      -----       -----     -----
       Total          $   24.6    $ 134.0    $   22.2  $  180.8       13.7%
                         =====      =====       =====     =====

                                       Year to Date 1996
                       ----------------------------------------------------
                                               Related                Core
                                   Restrg     Transition             Profit
                       Reported     Chgs        Costs       Core     Margin
                       ----------------------------------------------------
INDUSTRY SEGMENTS
    Tools             $   110.7   $   0.7    $   10.5   $  121.9      12.5%
    Hardware               22.3        -          2.2       24.5      14.3%
    Specialty Hardware      9.0        -          1.0       10.0       5.9%
                          -----     -----       -----      -----
       Total              142.0       0.7        13.7      156.4      11.9%
    Net corporate
       expenses           (22.9)      3.1         1.3      (18.5)
    Interest expense      (14.6)       -           -       (14.6)
                          -----     -----       -----      -----
    Earnings before
       income taxes   $   104.5   $   3.8    $   15.0   $  123.3
                          =====     =====       =====      =====
GEOGRAPHIC AREAS
    United States     $   108.8   $   0.1    $   11.9   $  120.8      12.8%
    Europe                 20.9        -          1.0       21.9      10.5%
    Other Areas            12.3       0.6         0.8       13.7       8.5%
                          -----     -----       -----      -----
       Total          $   142.0   $   0.7    $   13.7   $  156.4      11.9%
                          =====     =====       =====      =====
    * Includes stock option charge.
                                   -13-


                         PART II - OTHER INFORMATION

Item 4. - Submission of Matters to a Vote of Security-Holders

(a)  The company's annual meeting of shareholders was held on April 23, 1997.

(c)(i) The following directors were elected:

                           Shares Voted        Shares
                                For           Withheld      Non-Votes
                           ------------       ---------     ---------
     Edgar R. Fiedler       73,935,498        1,178,152         0
     Eileen S. Kraus        73,827,377        1,286,273         0
     John M. Trani          73,465,463        1,648,187         0

   (ii) The amendment to the 1990 Stock Option Plan was approved by the following vote:

     Shares Voted      Shares Voted      Shares Voted
          For             Against         Abstaining       Non-Votes
     ------------      ------------      ------------      ---------
      65,174,959         8,653,460         1,285,231            0

   (iii) Ernst & Young LLP was approved as the company's independent auditors by the following vote:

     Shares Voted      Shares Voted      Shares Voted
          For             Against         Abstaining       Non-Votes
     ------------      ------------      ------------      ---------
      73,939,604           804,849           369,196            0

 Item 6. - Exhibits and Reports on Form 8-K

(a) Exhibits

         (1) See Exhibit Index on page 16

(b) Reports on Form 8-K.

         (1) Registrant filed a Current Report on Form 8-K, dated April 16, 1997, in respect of the Registrant's press release announcing first quarter results.

         (2) Registrant filed a Current Report on Form 8-K, dated April 23, 1997, to designate the Registrant's Executive Officers.

         (3) Registrant filed a Current Report on Form 8-K, dated May 16, 1997, in respect of the Registrant's announcement of Stanley Day in New York City on July 18, 1997.

         (4) Registrant filed a Current Report on Form 8-K, dated June 25, 1997, in respect of the Registrant's communication relating to an analyst meeting in New York City on July 18, 1997.
                                   -14-



                                     Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE STANLEY WORKS


Date: August 12, 1997               By:  Theresa F. Yerkes

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

































                                     -15-




                              EXHIBIT INDEX


 (11) Statement re Computation of Per Share Earnings

 (12) Statement re Computation of Ratios

 (27) Financial Data Schedule























                                      -16-