Form 10-Q
period 1997-09-27
STANLEY WORKS
filed 1997-11-12
CIK 93556

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934
                For the quarterly period ended September 27, 1997.

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: shares of the company's Common Stock ($2.50 par value) were outstanding 89,268,693 as of November 10, 1997.











        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 THE STANLEY WORKS AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS
        (Unaudited, Millions of Dollars Except Per Share Amounts)




                            Third Quarter           Nine Months
                            1997       1996        1997        1996
                           ------    ------       -------    -------

Net Sales                $  650.5  $  672.9     $ 1,970.7  $ 1,985.4

Costs and Expenses
  Cost of sales             436.6     448.4       1,314.1    1,330.7
  Selling, general and
    administrative          148.2     151.7         455.2      453.8
  Interest - net              4.2       5.2          12.9       17.1
  Other - net                 2.0       5.5          19.2       13.4
  Restructuring and
    asset write-offs        105.9       3.1         238.5        6.9
                           ------    ------       -------    -------
                            696.9     613.9       2,039.9    1,821.9
                           ------    ------       -------    -------
Earnings (Loss) before
    income taxes            (46.4)     59.0         (69.2)     163.5

Income Taxes                ( 5.8)     21.3          (0.8)      63.6
                           ------    ------       -------     ------
Net Earnings (Loss)       $ (40.6)  $  37.7     $   (68.4)  $   99.9
                           ======    ======       =======     ======
Net Earnings (Loss) Per
    Share of Common Stock $ (0.46)  $  0.42     $   (0.77)  $   1.12
                           ======    ======       =======     ======
Dividends per share       $  0.20   $ 0.185     $    0.57   $  0.545
                           ======    ======       =======     ======
Average shares outstanding
    (in thousands)         89,031    88,847        88,911     88,832
                           ======    ======       =======     ======







See notes to consolidated financial statements.

                                       -1-

                           THE STANLEY WORKS AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                            (Unaudited, Millions of Dollars)

                                                        Sept 27        Dec 28
                                                           1997          1996
                                                        --------      --------
ASSETS
Current Assets
   Cash and cash equivalents                        $     146.7    $     84.0
   Accounts receivable                                    483.2         446.3
   Inventories                                            307.7         338.1
   Other current assets                                    80.6          42.5
                                                        --------      --------
Total Current Assets                                    1,018.2         910.9

Property, plant and equipment                           1,159.9       1,224.4
   Less: accumulated depreciation                        (656.7)       (654.0)
                                                        --------      --------
                                                          503.2         570.4

Goodwill and other intangibles                             72.7          98.9
Deferred income taxes                                      36.8             -
Other assets                                              105.7          79.4
                                                        --------      --------
                                                     $  1,736.6    $  1,659.6
                                                        ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Short-term borrowings                             $     46.2    $      4.9
   Current maturities of long-term debt                    52.4          15.1
   Accounts payable                                       124.7         130.8
   Accrued expenses                                       233.6         203.9
   Accrued restructuring                                  118.8          26.9
                                                        --------      --------
Total Current Liabilities                                 575.7         381.6

Long-term debt                                            288.9         342.6
Other liabilities                                         231.9         155.3

Shareholders' Equity
   Common stock                                           230.9         230.9
   Retained earnings                                      799.0         919.0
   Foreign currency translation adjustment                (65.3)        (45.5)
   ESOP debt                                             (227.3)       (234.8)
                                                        --------      --------
                                                          737.3         869.6
       Less: cost of common stock in treasury              97.2          85.4
                                                        --------      --------
 Total Shareholders' Equity                               640.1         780.1
                                                        --------      --------
                                                     $  1,736.6    $  1,659.6
                                                        ========      ========
See notes to consolidated financial statements.  -2-

                     THE STANLEY WORKS AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Unaudited, Millions of Dollars)

                                          Third Quarter       Nine Months
                                          1997      1996     1997      1996
                                         ------    ------   ------    ------
Operating Activities
  Net earnings(loss)                     $(40.6)  $ 37.7   $(68.4)   $ 99.9
  Depreciation and amortization            18.5     20.0     55.9      58.8
  Restructuring and asset write-offs      105.9      3.1    238.5       6.9
  Other non-cash items                    (31.7)     0.2    (45.8)     17.5
  Changes in operating assets
     and liabilities                       22.4     (8.6)   (54.4)      5.2
                                         ------    ------   ------    ------
  Net cash provided by
     operating activities                  74.5     52.4    125.8     188.3

Investing Activities
  Capital expenditures                    (18.8)   (19.9)    (55.3)   (51.0)
  Capitalized software                     (1.7)    (5.7)     (8.3)   (16.5)
  Proceeds from sales of businesses         -       18.9      34.8     34.1
  Investment in affiliated company         (0.9)     -       (23.1)     -
  Other                                    (3.0)    (0.3)      0.3     (2.4)
                                         ------    ------   ------    ------
  Net cash used by
     investing activities                 (24.4)    (6.4)    (51.6)   (35.8)

Financing Activities
  Payments on long-term borrowings         (1.2)   (19.3)     (4.6)   (25.8)
  Proceeds from long-term borrowings        0.5      -         2.8      -
  Net short-term borrowings                20.4    (17.6)     41.8    (56.6)
  Proceeds from issuance of common stock    9.8      4.8      25.2     31.9
  Purchase of common stock for treasury   (24.3)    (9.0)    (42.1)   (56.0)
  Cash dividends on common stock          (16.5)     -       (33.0)   (34.7)
                                         ------    ------   ------    ------
Net cash used by
     financing activities                 (11.3)   (41.1)     (9.9)  (141.2)

Effect of Exchange Rate Changes on Cash     0.3      0.6      (1.6)    (1.7)
                                         ------    ------   ------    ------
Increase in Cash and
     Cash Equivalents                      39.1      5.5      62.7      9.6

Cash and Cash Equivalents,
     Beginning of Period                  107.6     79.5      84.0     75.4
                                         ------    ------   ------    ------
Cash and Cash Equivalents,
     End of Third Quarter                $146.7   $ 85.0    $146.7   $ 85.0
                                         ======    ======   ======    ======

See notes to consolidated financial statements.
-3-
                         THE STANLEY WORKS AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CHANGES
                               IN SHAREHOLDERS' EQUITY
                          (Unaudited, Millions of Dollars)





                                                          Nine Months
                                                         1997      1996
                                                      --------   -------

    Balance at beginning of year                       $ 780.1   $ 734.6

    Net earnings (loss)                                  (68.4)     99.9

    Currency translation adjustment                      (19.8)     10.0

    Cash dividends declared                              (50.8)    (48.7)

    Net common stock activity                            (15.9)    (23.9)

    Tax benefit related to stock options                   5.2       6.4

    ESOP debt                                              7.5       7.1

    ESOP tax benefit                                       2.2       2.3
                                                       --------  -------

    Balance at end of third quarter                   $  640.1   $ 787.7
                                                       ========  =======



















    See notes to consolidated financial statements.

    -4-
                         THE STANLEY WORKS AND SUBSIDIARIES
            NOTES TO (Unaudited) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   September 27, 1997


NOTE A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and
Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included. For further information, refer to the consolidated financial statements and footnotes included in the company's Annual Report on Form
10-K for the year ended December 28, 1996.

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

NOTE C - Inventories

The components of inventories at the end of the third quarter of 1997 and at year-end 1996, in millions of dollars, is as follows:

                            September 27        December 28
                               1997                 1996
                              ------               ------
Finished products            $ 209.4             $ 223.2
Work in process                 51.5                61.7
Raw materials                   44.9                50.9
Supplies                         1.9                 2.3
                              ------              ------
                             $ 307.7             $ 338.1
                              ======              ======




  -5-
NOTE D - Stock Option Charge

At the end of 1996, the company recruited a new chief executive officer. The new CEO's employment agreement provided for stock option grants. These grants included an option to purchase 1,000,000 shares of common stock at an exercise price of $27.562. At the April 23, 1997 Annual Meeting, the shareholders approved the stock option grants. As a result, 1997 operating results included an $11 million, or $.07 per share, non-cash charge, representing the difference between the exercise price for the 1,000,000 share option and the fair market value of the option shares as of April 23, 1997.

NOTE E - Cash Flow Information

Interest paid during the third quarters of 1997 and 1996 amounted to $3.9 million and $4.4 million, respectively. Interest paid for the nine months of 1997 and 1996 amounted to $16.6 million and $18.6 million, respectively.

Income taxes paid during the third quarters of 1997 and 1996 were $13.9 million and $12.7 million, respectively. Income taxes paid for the nine months of 1997 and 1996 were $70.6 million and $42.2 million, respectively.

NOTE F - Restructuring and Asset Write-offs

In 1997, the company announced plans to streamline its manufacturing, sales, distribution and administrative operations, removing redundancies. The company will reduce manufacturing and distribution facility locations from 123 to 72. Many of the closures will be effected by consolidating operations into other Stanley facilities, others by outsourcing work to vendors. In addition, the company reorganized its operations into a product management structure, where eight product groups will be focusing on customers and sales growth through development of new products and expanding market shares. In support of this structure, manufacturing, engineering, sales and service, finance, human resource and information technology functions will be centralized. This will facilitate common systems and consolidation of redundant functions. The implementation of these restructuring initiatives will also result in additional transition costs which are expected to be incurred through mid-1999. For the nine month period ended September 27, 1997, restructuring and asset write-off charges of $239 million included the write-down of assets ($73 million), severance for the termination of 8,900 employees ($138 million), other exit costs ($35 million) and gains on the divestiture of two businesses ($7 million). The restructuring reserves are expected to be utilized by the end of 1999.

The 1997 restructuring initiatives, as well as the growth initiatives announced in 1995 are progressing as planned. During the first nine months of 1997, the company made severance and other exit payments of $12 million. At September 27, 1997, the reserve balance for the company's restructuring activities was $186 million.

Note G - Subsequent Event

On November 10, 1997 the company completed the acquisition of the assets and business operations of Atro Industriale, S.p.A., an Italian producer of
                                     -6-
fastening systems and fasteners. The acquisition will be accounted for by the the purchase method of accounting. This transaction is not expected to be material to the company's financial position or results of operations.


















































                                         -7-
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The attached table, "Price/Volume Information" provides detail of the changes in net sales by business segment and geographic region. In addition, the attached tables, "Business Segment Information", provide clarification of reported operating results for the third quarter and nine month periods of 1997 and 1996, reconciling them with normalized "core" results. Core results exclude restructuring charges and restructuring-related transition costs associated with the company's plan for sustained profitable growth announced on July 18, 1997, the company's restructuring program that began in 1995 and a one-time non-cash charge related to stock options granted to the company's new chairman and chief executive officer. Restructuring-related transition costs represent consulting, plant and equipment relocation, duplicate facility costs and other operational expenses that in management's judgment are being incurred directly as a result of the growth and restructuring initiatives. This supplemental "core" information forms the basis for some of the following commentary.

Net sales for the quarter were $651 million, down 3% from sales of $673 million in the same quarter of 1996. Business and product line divestitures, primarily garage-related products, decreased U.S. sales by $32 million, or 5%. Price declines and the effects of foreign currency translation decreased sales by a combined 2%. Unit volume growth of 4% was experienced consistently across all business segments. On a geographical basis, North American unit volume increased 4%. European unit volume increased 3%, measured against a strong third quarter 1996, but was more than offset by a 9%, or $9 million, decrease in sales due to foreign currency translation effects. Net sales for the nine month period in 1997 were $1,971 million down 1% from 1996 sales of $1,985 million. Business and product line divestitures decreased U.S. sales by $85 million, or 4%. Price declines net of foreign currency translation effects decreased sales by a combined 2%. Ongoing businesses experienced unit volume growth of 5% in the nine month period with strength in consumer tools, fastening systems and mirrored closet doors.

Actual reported results were a net loss of $41 million, or $.46 per share in the third quarter, compared with net income of $38 million, or $.42 per share in the third quarter of 1996. For the nine month period, the net loss was $69 million, or $.77 per share, compared with net income of $100 million, or $1.12 per share for the same period last year. Restructuring charges, restructuring-related transition costs and non-cash charges related to stock options granted to the company's new chairman and chief executive officer accounted for the reported losses. Restructuring charges of $106 million were taken in the third quarter in connection with actions announced on July 18, 1997. These charges are in addition to the $137 million recorded in the second quarter. The company also recorded $19 million, or $.14 per share, of restructuring-related transition costs in the third quarter, comprised of $15 million related to initiatives announced in the third quarter of 1995 and $4 million related to growth initiatives announced in July 1997. These costs are for moving, start-up and duplicative facility costs. As previously announced, the company will incur approximately $100 million of restructuring -related
                                       -8-
transition costs to through mid-1999 implement the 1997 growth initiatives. For the nine month period, the restructuring-related transition costs and the stock option charge were $52 million, or $.37 per share, compared with $22 million, or $.16 per share in the prior year.

Exclusive of restructuring and other transition-related charges, normalized or "core" net income in the third quarter was $49 million, or $.55 per share, a 15% increase over prior year core earnings of $42 million, or $.48 per share.

Gross margins on a core basis were 34.2% of sales compared with 33.9% in the prior year's quarter. The positive effects of restructuring initiatives announced in 1995, including strong contributions from company-wide procurement efforts, accounted for the improvement in gross margin.

On a core basis, operating expenses as a percent of sales for the third quarter were 21.2% compared with 22.0% in 1996 and for the nine month period were 22.1% compared with 22.2% in 1996. These improvements reflected the benefits of the 1995 restructuring initiatives implemented to date and other cost reduction efforts.

Overall operating margin on a core basis increased to 13.0% versus 11.9% last year. Continued positive effects of 1995 restructuring initiatives, including strong contributions from company-wide purchasing efforts, accounted for most of the improvement.

In the Tools segment overall, third quarter unit volume sales increased 4% over last year. Consumer tools unit growth was 4% and industrial tools increased 3%, primarily reflecting improved mechanics tools and storage systems volume in the U.S. Engineered tools increased 4% in unit volume, with strong results in the company's hydraulic tools business and a continuation of sales strength of fastening tools and fasteners. The strong environment for favorable pricing in the fastening business, particularly in Europe, was less robust this quarter than in prior quarters. Core operating profits in the Tools segment for the quarter increased to 16.5% of sales, from 13.4% a year ago. This improvement resulted from savings from company-wide purchasing efforts, other restructuring initiatives and continued performance improvements in the mechanics tools operations.

The Hardware segment saw 3% unit volume growth in the quarter, with continued strong demand for Home Decor products in the Americas and Europe. Demand in the U. S. consumer market for traditional hardware products continued to reflect the lower levels of demand experienced in the second quarter. Core operating profits declined to 11.6% of sales, from 12.6% in the prior year reflecting difficulties experienced in transition to a new automated distribution warehouse.

The Specialty Hardware segment experienced 4% unit growth with residential entry door volume more robust than in prior quarters. Core operating results decreased to a 5.6% profit on sales, from a 8.7% operating profit last year. This decrease was principally due to production inefficiencies and the continuation of an extremely competitive pricing environment in which the
                                         -9-
company continues to defend market share. Over the nine month period of 1997 and in this third quarter, the profits in this segment have exceeded last 1996's full-year profit of 4.2%, and have improved in each successive quarter.

Restructuring and Asset Write-offs

In July 1997, the company announced initiatives designed to deliver profitable sales and earnings growth on a sustained basis. Increased expenditures will be made on new product development and expansion into a number of "near-neighbor" or related products. Considerably greater resources will be allocated to brand development, including advertising, so that customers think of Stanley first and are always informed about the company's new products. To support this thrust, a corporate marketing and brand development function has been established, whose focus will be the nurturing and leveraging of the Stanley brand. The company expects that pricing concessions will also be required, in order to compete for sales to existing customers.

Funding for these initiatives will come from streamlining manufacturing, sales, distribution and administrative operations, all of which are expected to generate approximately $145 million for reinvestment when completed. Manufacturing and distribution facility locations will decrease from 123 to
72. In addition, the company reorganized its operations into a product management structure, and centralized manufacturing, engineering, sales and service, finance, human resource and information technology. These actions are expected to change the composition of the company's workforce and reduce net employment levels by 4,500 people, a 23% net reduction from July 1997 employment of 20,000. The net reduction will be accomplished by the elimination of approximately 8,900 positions, primarily through the plant rationalization process and in the functions being centralized, and the hiring of approximately 4,400 employees both at the remaining plants and for new positions created for product development and "near-neighbor" and related ventures.

Restructuring charges and asset write-offs total $239 million, $73 million of which represents non-cash charges relating to write-offs of non-productive assets including goodwill and capitalized software, $138 million of severance for the termination of 8,900 employees and $28 million for other exit costs. In addition, $100 million of restructuring-related transition costs are anticipated in connection with these actions and will be incurred through mid-1999.

Liquidity and Sources of Capital

Net cash provided by operating activities for the first nine months of 1997 was $126 million, a decrease of $63 million from the prior year. Operating cash flow in 1996 was unusually high and reflected a non-recurring income tax refund and lower working capital levels. When compared to the nine month periods of 1995 and 1994, 1997 operating cash flow improved over $50 million. Capital expenditures for the first nine months of 1997 and 1996 were $64 million and $68 million, respectively. For the current year, capital expenditures are expected to be approximately $90 million. The company anticipates that its operating cash flow and borrowing capacity will enable it to fund its growth and restructuring initiatives, capital expenditures and
                                       -10-
dividends.

At September 27, 1997, the reserve balance for the restructuring initiatives was $186 million. Severance and other exit cost payments amounted to $12 million for the first nine months of 1997.


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

Year 2000

The company has formed a cross-functional leadership team to make the company's information systems Year 2000 compliant. The company does not yet have a final estimate of the costs associated with this process, but it is anticipated that the company will incur additional expenses during the remainder of this year and throughout 1998.

Subsequent Event

On November 10, 1997 the company completed the acquisition of the assets and business operations of Atro Industriale, S.p.A., an Italian producer of fastening systems and fasteners. The acquisition will be accounted for by the purchase method of accounting. This transaction is not expected to be material to the company's financial position or results of operations.




















-11-
Cautionary Statements
Under the Private Securities Litigation Reform Act of 1995

Certain risks and uncertainties are inherent in the company's ability to achieve the sustained profitable sales and earnings growth as outlined in the "Restructuring and Asset Write-offs" section.

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


















-12-
                       THE STANLEY WORKS AND SUBSIDIARIES
                             PRICE/VOLUME INFORMATION
                          (Unaudited, Millions of Dollars)

NET SALES
                                            Third Quarter
                       ----------------------------------------------------
                                            Unit    ACQ/
                           1997     Price   Volume   DVT  Currency     1996
                       ----------------------------------------------------
INDUSTRY SEGMENTS
     Tools
       Consumer         $   187.9     -        4%    (3)%   (3)%  $   191.7
       Industrial           130.0     -        3%    (2)%     -       128.7
       Engineered           172.0   (2)%       4%    (1)%   (2)%      173.3
                           ------                                    ------
         Total Tools        489.9   (1)%       4%    (2)%   (2)%      493.7
     Hardware                85.5   (1)%       3%      -    (1)%       84.3
     Specialty Hardware      75.1     -        4%   (25)%     -        94.9
                           ------                                    ------
       Consolidated     $   650.5   (1)%       4%    (5)%   (1)%  $   672.9
                           ======                                    ======
GEOGRAPHIC AREAS
     United States      $   464.5   (1)%       4%    (6)%     -   $   478.3
     Europe                  97.8     -        3%    (1)%   (9)%      105.1
     Other Areas             88.2    1%        7%    (6)%   (3)%       89.5
                           ------                                    ------
       Consolidated     $   650.5   (1)%       4%    (5)%   (1)%  $   672.9
                           ======                                    ======
                                             Year to Date
                       ----------------------------------------------------
                                             Unit    ACQ/
                           1997     Price   Volume   DVT  Currency     1996
                       ----------------------------------------------------
INDUSTRY SEGMENTS
     Tools
       Consumer         $   554.1     -        7%    (4)%   (2)%  $   548.2
       Industrial           404.2    1%        1%    (2)%     -       403.5
       Engineered           530.5   (1)%       6%      -    (2)%      514.6
                          -------                                   -------
         Total Tools      1,488.8     -        5%    (2)%   (1)%    1,466.3
     Hardware               264.8   (1)%       6%      -    (1)%      255.4
     Specialty Hardware     217.1   (1)%       5%   (22)%     -       263.7
                          -------                                   -------
       Consolidated     $ 1,970.7   (1)%       5%    (4)%   (1)%  $ 1,985.4
                          =======                                   =======
GEOGRAPHIC AREAS
     United States      $ 1,400.0   (1)%       4%    (5)%     -   $ 1,421.0
     Europe                 311.9   (1)%       6%      -    (6)%      314.2
     Other Areas            258.8    1%        8%    (4)%   (1)%      250.2
                          -------                                   -------
       Consolidated     $ 1,970.7   (1)%       5%    (4)%   (1)%  $ 1,985.4
                          =======                                   =======
     -13-
                         THE STANLEY WORKS AND SUBSIDIARIES
                             BUSINESS SEGMENT INFORMATION
                           (Unaudited, Millions of Dollars)

OPERATING PROFIT
                                    Third Quarter 1997
                      -----------------------------------------------------
                                              Related                 Core
                                   Restrg   Transition               Profit
                       Reported    Charges     Costs       Core      Margin
                      -----------------------------------------------------
INDUSTRY SEGMENTS
    Tools             $  (15.7)   $   83.0     $ 13.6   $   80.9      16.5%
    Hardware              (3.3)        9.9        3.3        9.9      11.6%
    Specialty Hardware    (6.2)        9.2        1.2        4.2       5.6%
                         ------      -----      -----      -----
       Total             (25.2)      102.1       18.1       95.0      14.6%
    Net corporate
       expenses          (14.8)        3.8        0.6      (10.4)
    Interest expense      (6.4)        -          -         (6.4)
                         ------      -----      -----      -----
    Earnings(loss)before
       income taxes   $  (46.4)   $  105.9     $ 18.7   $   78.2
                         ======      =====      =====      =====
GEOGRAPHIC AREAS
    United States     $    1.5    $   56.8     $ 13.9   $   72.2      15.5%
    Europe               (27.4)       37.3        2.1       12.0      12.3%
    Other Areas            0.7         8.0        2.1       10.8      12.2%
                         ------      -----      -----      -----
       Total          $  (25.2)   $  102.1     $ 18.1   $   95.0      14.6%
                         ======      =====      =====      =====

                                     Third Quarter 1996
                       ----------------------------------------------------
                                              Related                 Core
                                   Restrg    Transition              Profit
                       Reported    Charges     Costs        Core     Margin
                       ----------------------------------------------------
INDUSTRY SEGMENTS
    Tools             $   56.7    $   3.7      $  5.8   $   66.2      13.4%
    Hardware               9.6        -           1.0       10.6      12.6%
    Specialty Hardware     7.8        -           0.5        8.3       8.7%
                         -----       -----      -----      -----
       Total              74.1        3.7         7.3       85.1      12.6%
    Net corporate
       expenses           (8.7)      (0.6)        0.1       (9.2)
    Interest expense      (6.4)       -           -         (6.4)
                         -----       -----      -----      -----
    Earnings before
       income taxes   $   59.0    $   3.1      $  7.4   $   69.5
                         =====       =====      =====      =====


-14-
GEOGRAPHIC AREAS
    United States     $   59.3    $   1.6    $    5.5   $   66.4      13.9%
    Europe                10.2        1.8         0.4       12.4      11.8%
    Other Areas            4.6        0.3         1.4        6.3       7.0%
                         -----       -----      -----      -----
       Total          $   74.1    $   3.7    $    7.3   $   85.1      12.6%
                         =====       =====      =====      =====


                        THE STANLEY WORKS AND SUBSIDIARIES
                            BUSINESS SEGMENT INFORMATION
                          (Unaudited, Millions of Dollars)

OPERATING PROFIT
                                           Year to Date 1997
                       ----------------------------------------------------
                                               Related                Core
                                   Restrg     Transition             Profit
                       Reported     Chgs        Costs*     Core      Margin
                       ----------------------------------------------------
INDUSTRY SEGMENTS
    Tools             $    2.0    $ 194.8   $    31.6  $  228.4       15.3%
    Hardware              11.1       17.8         7.3      36.2       13.7%
    Specialty Hardware   (13.7)      23.5         1.4      11.2        5.2%
                         -----      -----       -----     -----
       Total              (0.6)     236.1        40.3     275.8       14.0%
    Net corporate
       expenses          (50.2)       2.4        11.7     (36.1)
    Interest expense     (18.4)       -           -       (18.4)
                         -----      -----       -----     -----
    Earnings(loss)before
       income taxes   $  (69.2)   $ 238.5    $   52.0  $  221.3
                         =====      =====       =====     =====
GEOGRAPHIC AREAS
    United States     $   35.7    $ 145.6    $   30.0  $  211.3       15.1%
    Europe               (28.1)      61.8         5.6      39.3       12.6%
    Other Areas           (8.2)      28.7         4.7      25.2        9.7%
                         -----      -----       -----     -----
       Total          $   (0.6)   $ 236.1    $   40.3  $  275.8       14.0%
                         =====      =====       =====     =====

                                       Year to Date 1996
                       ----------------------------------------------------
                                               Related                Core
                                   Restrg     Transition             Profit
                       Reported     Chgs        Costs       Core     Margin
                       ----------------------------------------------------
INDUSTRY SEGMENTS
    Tools             $   167.4   $   4.4    $   16.3   $  188.1      12.8%
    Hardware               31.9       -           3.2       35.1      13.7%
    Specialty Hardware     16.8       -           1.5       18.3       6.9%
                          -----     -----       -----      -----
       Total              216.1       4.4        21.0      241.5      12.2%
-15-
  Net corporate
       expenses           (31.6)      2.5         1.4      (27.7)
    Interest expense      (21.0)      -           -        (21.0)
                          -----     -----       -----      -----
    Earnings before
       income taxes   $   163.5   $   6.9    $   22.4   $  192.8
                          =====     =====       =====      =====
GEOGRAPHIC AREAS
    United States     $   168.1   $   1.7    $   17.4   $  187.2      13.2%
    Europe                 31.1       1.8         1.4       34.3      10.9%
    Other Areas            16.9       0.9         2.2       20.0       8.0%
                          -----     -----       -----      -----
       Total          $   216.1   $   4.4    $   21.0   $  241.5      12.2%
                          =====     =====       =====      =====
    * Includes stock option charge.






































-16-
PART II OTHER INFORMATION
Item 2. - Changes in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities

(1) On June 30, 1997, options were granted to acquire 56,703 shares under the U.K. and German Savings Related Share Plans (the "Savings Plans").

(2) Participation in the Savings Plans was offered to all employees of the Company's subsidiaries in the United Kingdom and Germany respectively.

(3)  The exercise price for the options is US$33.1333 per share.

(4) Neither the options nor the underlying shares have been registered in reliance on an exemption from registration found in several no-action letters issued by the Division of Corporation Finance of Securities and Exchange Commission. Registration is not required because the Company is reporting company under the Securities Exchange Act of 1934, its shares are actively traded, the number of shares issuable under the Savings Plans is small relative to the number of shares outstanding, all eligible employees are entitled to participate, the shares are being issued in connection with the employees' compensation not in lieu of it and there is no negotiation between the Company and the employee regarding the grant.

(5) Under the Savings Plans, employees are given the right to buy a specified number of shares with the proceeds of a "Save-as-You-Earn" savings contract. Under the savings contract, the employee authorizes 60 monthly deductions from his or her paycheck At the end of the five year period, the employee may elect to (i) use all or a part of the accumulated savings to buy all or some of the shares under the employee's options, (ii) leave the accumulated savings with the financial institution that has custody of the funds for an additional two years or (iii) take a cash distribution of the accumulated savings. The option to purchase shares will lapse at the end of the five year period if not exercised at that time.

Item 6. - Exhibits and Reports on Form 8-K

(a) Exhibits

         (1) See Exhibit Index on page 18

(b) Reports on Form 8-K.

         (1) Registrant filed a Current Report on Form 8-K, dated July 18, 1997, in respect of (i) statements made at a meeting with industry analysts on July 18, 1997 and (ii) the issuance of four press releases announcing the third quarter dividend payment, second quarter earnings, production and workforce changes in Central Connecticut and the closing of a manufacturing facility in Georgetown, Ohio.



-17-
              (2) Registrant filed a Current Report on Form 8-K, dated August 22, 1997, in respect of the Registrant's press release announcing the hiring of three new executives.





 Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE STANLEY WORKS


Date: November 11, 1997             By:  Theresa F. Yerkes

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



























-18-
     EXHIBIT INDEX


 (11) Statement re Computation of Per Share Earnings

 (12) Statement re Computation of Ratios

 (27) Financial Data Schedule












































-19-



Exhibit 11








                         THE STANLEY WORKS AND SUBSIDIARIES





                            STATEMENT OF PER SHARE EARNINGS





             (dollars and shares in thousands except per share amounts)











                                  THIRD QUARTER ENDED


 NINE MONTHS ENDED



Sept 27
Sept 28
Sept 27
Sept 28


  1997
  1996
  1997
  1996


  -------
  -------
  -------
  -------

Earnings per common share:





 Weighted average shares outstanding
89,031
88,847
88,911
88,832


  ========
  =======
  ========
  =======

 Net Earnings (Loss)
($40,591)
$37,677
($68,397)
$99,867


  ========
  =======
  ========
  =======

 Per share amounts
($0.46)
$0.42
($0.77)
$1.12


  ========
  =======
  ========
  =======

PRIMARY:





 Weighted average shares outstanding
89,031
88,847
88,911
88,832

 Dilutive common stock equivalents -





  based on the treasury stock method





  using average market price
1,645
1,296
1,607
1,327


  -------
  -------
  -------
  -------


90,676
90,143
90,518
90,159


  =======
  =======
  =======
  =======

 Per share amounts
($0.45)
$0.42
($0.76)
$1.11


  =======
  =======
  =======
  =======

FILLY DILUTED:





 Weighted average shares outstanding
89,031
88,847
88,911
88,832

 Dilutive common stock equivalents -





  based on the treasury stock method





  using average market price
1,645
1,296
1,645
1,348


  -------
  -------
  -------
  -------


90,776
90,143
90,556
90,180


  =======
  =======
  =======
  =======

 Per share amounts
($0.45)
$0.42
($0.76)
$1.11


  =======
  =======
  =======
  =======



















Note: This calculation is submitted in accordance with Regulation S-K item 601(b)(11) although not required by footnote 2 to paragraph





      14 of APB Opinion No. 15 because it results in dilution of less than 3%.
-20-












Exhibit 12








                         THE STANLEY WORKS AND SUBSIDIARIES





                      COMPUTATION OF EARNINGS TO FIXED CHARGES





                              (In Millions of Dollars)











                                       THIRD QUARTER


    NINE MONTHS



  1997
  1996
  1997
  1996


  -------
  -------
  -------
  -------







Earnings (loss) before income taxes
($46.4)
$59.0
($69.2)
$163.5







Add:





     Portion of rents representative





        of interest factor
3.1
3.3
9.3
10.0

     Interest expense
6.4
6.3
18.1
20.6

     Amortization of expense on





     long-term debt
-
0.1
0.1
0.2

     Capitalized interest
0.1
-
0.2
0.2


-------
-------
-------
-------

Income (loss) as adjusted
($36.8)
$68.7
($41.5)
$194.5


   =======
  =======
   =======
  =======

Fixed charges:





     Interest expense
6.4
6.3
18.1
20.6

     Amortization of expense





     on long-term debt
-
0.1
0.1
0.2

     Capitalized interest
0.1
0.1
0.2
0.2

     Portion of rents representative





     of interest factor
3.1
3.3
9.3
10.0


-------
-------
-------
-------

Fixed charges
$9.6
$9.8
$27.7
$31.0


=======
=======
=======
=======







Ratio of earnings to fixed charges(A)
N/A
7.0
N/A
6.3


=======
=======
=======
=======







(A)Due to significant restructuring charges and asset write-offs recorded in





   1997, income as computed above, was inadequate to cover fixed charges.  The deficiency was $46.4 for the third quarter and $69.2 for the first nine nine months of 1997.










-21-

[ARTICLE] 5
[LEGEND]
This schedule contains summary financial information extracted from The Stanley Works and Subsidiaries Consolidated Balance Sheets and Statements of Earnings and is qualified in its entirety by reference to such financial statements.
[LEGEND]
[MULTIPLIER] 1,000

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          JAN-03-1998
[PERIOD-END]                               SEP-27-1997
[CASH]                                         146,700
[SECURITIES]                                         0
[RECEIVABLES]                                  483,200
[ALLOWANCES]                                         0
[INVENTORY]                                    307,700
[CURRENT-ASSETS]                             1,018,200
[PP&E]                                       1,159,900
[DEPRECIATION]                                 656,700
[TOTAL-ASSETS]                                1736,600
[CURRENT-LIABILITIES]                          575,700
[BONDS]                                        288,900
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                       230,900
[OTHER-SE]                                     409,200
[TOTAL-LIABILITY-AND-EQUITY]                 1,736,600
[SALES]                                      1,970,700
[TOTAL-REVENUES]                             1,970,700
[CGS]                                        1,314,100
[TOTAL-COSTS]                                1,314,100
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              12,900
[INCOME-PRETAX]                               (69,200)
[INCOME-TAX]                                     (800)
[INCOME-CONTINUING]                           (68,400)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                  (68,400)
[EPS-PRIMARY]                                    (.76)
[EPS-DILUTED]                                        0