Form 10-K
period 1998-01-03
STANLEY WORKS
filed 1998-04-01
CIK 93556

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                                 ANNUAL REPORT

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended January 3, 1998

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                            NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                  ON WHICH REGISTERED
        -------------------                 --------------------
 Common Stock--Par Value $2.50 Per Share    New York Stock Exchange
                                            Pacific Exchange
 9% Notes due 1998*
 7 3/8% Notes Due December 15, 2002
    *repaid February 1, 1998

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                   Yes  [X]               No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

  The aggregate market value of Common Stock, par value $2.50 per share, held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on March 30, 1998 was approximately $4.8 billion. As of March 30, 1998, there were 89,109,513 shares of Common Stock, par value $2.50 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended
January 3, 1998 are incorporated by reference into Parts I and II.

Portions of the definitive Proxy Statement dated March 9, 1998, filed with the Commission pursuant to Regulation 14A, are incorporated by reference into
Part III.

                              FORM 10-K

                                     Part I

     Item 1. Business

     1(a) Introduction. (i) General. The Stanley Works ("Stanley" or the "Company") was founded in 1843 by Frederick T. Stanley and incorporated in 1852. Stanley is a worldwide producer of tools, hardware and door products for professional, industrial and consumer use. Stanley(R) is a brand recognized around the world for quality and value.

     In 1997, Stanley had net sales of $2.7 billion and employed approximately 18,000 people worldwide. The Company's principal executive office is located at 1000 Stanley Drive, New Britain, Connecticut 06053 and its telephone number is
(860) 225-5111.

     (ii) July 1997 Restructuring Initiative. On July 18, 1997 the company announced a major initiative to reallocate resources in order to deliver profitable growth on a sustained basis. This growth will be fueled by increased spending on new product development, new ventures to expand the Company's markets and brand development with the savings achieved from streamlining operations and reorganizing into a product management structure. The company has moved from a portfolio company with 11 fully independent businesses to a single operating company comprised of eight product groups, three geographic regions and corporate leaders of brand development, operations, technology and several support functions. The support functions such as finance, human resources and information technology are being centralized. Manufacturing and distribution operations are being rationalized. The company plans to move from 83 manufacturing plants to 45 and from 40 distribution facilities to 25. The sales organization has been reorganized to reduce redundant coverage of key customers and channels. Overall, these actions will change the composition of the company's workforce and are expected to reduce net employment levels by 4,500 people.

     1(b) Industry Segment Information. Financial information regarding the Company's industry segments is incorporated herein by reference from page 29 of the Company's Annual Report to Shareholders for the year ended January 3, 1998.

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

    The Company encounters active competition in all of its businesses from both larger and smaller companies that offer the same or similar products and services or that produce different products appropriate for the same uses. In 1997, the Company invested approximately $84 million in facilities, new equipment, technology and software in order to achieve enhanced customer service, operational excellence in manufacturing and new product innovation.

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

    In the Company's industrial tool business in the U.S., the Company believes that it is the leading manufacturer of high-density industrial storage cabinets. In the Company's engineered tool business in the U.S., the Company believes that it is the leader in the manufacture and sale of pneumatic fastening tools and related fasteners to professional contractors and to the furniture and pallet industries as well as the leading manufacturer of hand-held hydraulic tools and a leading manufacturer of mounted hydraulic tools. In 1997, there was significant price erosion for certain fastening tools manufactured by the Company. Highly engineered fastening tools have historically been protected from low-cost foreign sourced competition due to a market preference for a higher quality U.S. made product. The introduction of foreign sourced tools of an acceptable quality resulted in significant pricing pressure on the market for these products. In addition, the Company reduced its prices in Europe in a strategic response to market conditions.

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

    Customers. A substantial portion of the Company's products are sold through home centers and mass merchant distribution channels in the U.S. In 1997, approximately 12% of the Company's consolidated sales were to The Home Depot. A consolidation of retailers in the home center and mass merchant distribution channel is occurring. These customers constitute a growing percent of the Company's sales and are important to the Company's operating results. While this consolidation and the domestic and international expansion of these large retailers provide the Company with opportunities for growth, the increasing size and importance of individual customers creates a certain degree of exposure to potential volume loss. The loss of Home Depot as well as certain of the other larger home centers as customers would have a material adverse effect on each of the Company's business segments until either such customers are replaced or the Company makes the necessary adjustments to compensate for the loss of business.

    Raw Materials. The Company's products are manufactured primarily of steel and other metals, although some are of wood or plastic. The raw materials required are available from a number of sources at competitive prices and the Company has relationships of long standing with many of its suppliers. The Company has experienced no difficulties in obtaining supplies in recent periods.

    Backlog. At February 7, 1998, the Company had $135 million in unfilled orders compared with approximately $149 million in unfilled orders at February 1, 1997. All these orders are reasonably expected to be filled within the current fiscal year. Most customers place orders for immediate shipment and as a result, the Company produces primarily for inventory, rather than to fill specific orders. The Company has begun implementation of demand flow production, which aligns inventory levels with actual demand, in three of its manufacturing facilities.

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

     The Company's policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of January 3, 1998, the Company had reserves of $32 million, primarily for remediation activities associated with company-owned properties as well as for Superfund sites.

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

    Employees. During 1997, the Company had approximately 18,000 employees, approximately 12,000 of whom were employed in the U.S. Of these U.S. employees, approximately 20% are covered by collective bargaining agreements with approximately 9 labor unions. The majority of the Company's hourly- and weekly-paid employees outside the U.S. are covered by collective bargaining agreements. The Company's labor agreements in the U.S. expire in 1998, 1999, 2000 and 2001. There have been no significant interruptions or curtailments of the Company's operations in recent years due to labor disputes. The Company believes that its relationship with its employees is good.

    Cautionary Statements. Certain risks and uncertainties are inherent in the Company's ability to achieve operational excellence and deliver sustained, profitable growth to its shareholders.

The Company's drive for operational excellence is focused on improving customer service, consolidating multiple manufacturing and distribution facilities, outsourcing non-core activities and converting to common systems. The ability to implement the initiatives associated with these goals is dependent on the Company's ability to manufacture products that meet customer requirements for on-time delivery, quality and value and the ability to develop and execute comprehensive plans for the facility consolidations; the ability of the organization to complete the transition to a product management structure without losing focus on the business; the availability of vendors to perform the non-core functions; the successful recruitment and training of new employees; the resolution of any labor issues related to closing facilities; the need to respond to significant changes in product demand during the transition; and unforeseen events.

The Company's ability to generate sustained, profitable growth is dependent on successfully freeing up resources to fund new product and brand development and new ventures to broaden its markets and to defend market share in the face of intense price competition. Success at developing new products will depend on the ability of the new product development process to foster creativity and identify viable new product ideas as well as the Company's ability to attract new product engineers. The achievement of growth through new ventures will depend upon the ability to successfully identify, negotiate, consummate and integrate into operations acquisitions, joint ventures and /or strategic alliances.

The Company's ability to achieve and sustain the improvements resulting from these initiatives will be dependent on the extent of pricing pressure within the Company's markets and other changes in its competitive markets, the continued consolidation of customers in consumer channels, increasing global competition, changes in trade, monetary and fiscal policies and laws, inflation, currency exchange fluctuations, the impact of currency exchange rates on the competitiveness of the Company's products and recessionary or expansive trends in the economies in which the Company operates.

    1(d) Financial information about foreign and domestic operations and export sales. Geographic area information on page 29 of the Annual Report to Shareholders for the year ended January 3, 1998 is incorporated herein by reference.

    Item 2. Properties.

    As of January 3, 1998, Registrant and its subsidiaries owned or leased facilities for manufacturing, distribution and sales offices in 31 states and 30 foreign countries. The Registrant believes that its facilities are suitable and adequate for its business.

    A summary of material locations (over 50,000 square feet) that are owned by the Registrant and its subsidiaries are:

    Tools

    Phoenix, Arizona; Visalia, California; Clinton and New Britain, Connecticut; Shelbyville, Indiana; Kansas City, Kansas; Two Harbors, Minnesota; Hamlet, North Carolina; Columbus, Georgetown and Sabina, Ohio; Allentown, Royersford and York, Pennsylvania; East Greenwich, Rhode Island; Cheraw, South Carolina; Shelbyville, Tennessee; Dallas and Wichita Falls, Texas; Pittsfield and Shaftsbury, Vermont; Heidelberg West and Ingleburn, Australia; Smiths Falls, Canada; Pecky, Czech Republic; Ecclesfield, Hellaby, Manchester and Sheffield, England; Besancon Cedex and Maxonchamp, France; Wieseth, Germany; Chihuahua and Puebla, Mexico; Wroclaw, Poland; Taichung Hsien, Taiwan; and Amphur Bangpakong, Thailand.

    Hardware

    Chatsworth and San Dimas, California; New Britain, Connecticut; Richmond, Virginia; Brampton, Canada; Sheffield, England; and Marquette, France.

    Specialty Hardware

    Farmington, Connecticut and Troy, Michigan.

    A summary of material locations (over 50,000 square feet) that are leased by the Registrant and its subsidiaries are:

    Tools

    Costa Mesa, California; Covington, Georgia; Fernley, Nevada; Charlotte and Kannapolis, North Carolina; Cleveland and Columbus, Ohio; Milwaukie, Oregon; Carrollton, Texas; Burlington, Canada; and Northampton, England.

    Hardware

    Tupelo, Mississippi; and Oakville, Ontario.

    Specialty Hardware

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

    The DOJ is seeking recovery of past response costs of approximately $1.3 million incurred by the United States Environmental Protection Agency ("EPA") at the Erie Coatings and Chemicals ("Erie") site in Erie, Michigan and a declaratory judgment that the defendants are liable for future response costs. The majority of the EPA's response costs were incurred in removing drums of materials from the site. The EPA also conducted some limited soil removal. It is the Company's understanding that it is unlikely that any additional significant remediation work will be necessary.

    On October 24, 1996, a group of eight defendants, including the Company (the "settling defendants") filed a third party contribution claim against 23 parties and a counterclaim against various federal agencies that sent materials to the site. On April 4, 1997, the settling defendants along with eleven third-party defendants reached a settlement with the government for $900,000 to resolve their respective liabilities for past response costs. The Company agreed to pay $112,801. The court entered the consent order regarding the settlement on August 11, 1997. The settlement does not resolve the government's potential claims against the settling parties for response costs that are incurred after the settlement date. However, the Company believes that it is unlikely that any additional significant remediation work will be necessary. If this is not the case, the government likely will bring claims against the settling defendants, including the Company, to recover such costs.

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

    Executive Officers. The following is a list of the executive officers of the Registrant as of January 3, 1998:

                                                                  Elected
Name, Age, Birth date               Office                        to Office
---------------------               ------                        ---------
J.M. Trani (53)           Chairman and Chief Executive Officer.   12/31/96
    (3/15/45)               Joined Stanley December 31, 1996;
                            1986 President and Chief Executive
                            Officer of GE Medical Systems.

J.A. Cosentino, Jr.(48)   Vice President, Operations.  Joined     10/29/97
    (11/12/49)              Stanley October 1997; 1997 President/
                            CEO Todd Combustion, Inc.; 1995 CEO,
                            Rau Fastener Company, L.L.C.; 1990
                            President, Otis Elevator Company -
                            N.A. Operations.

W.D. Hill (48)            Vice President, Engineering.  Joined     9/17/97
    (9/18/49)               Stanley August 1997; 1996 Director
                            Product Management - Tool Group,
                            Danaher Tool; 1994 Vice President,
                            Product Development Global
                            Accessories, The Black & Decker
                            Corporation; 1992 Vice President
                            Product Development - N.A. Power
                            Tools, The Black & Decker Corporation.

K.O. Lewis (44)           Vice President, Marketing and Brand     11/3/97
    (5/28/53)               Management.  Joined Stanley
                            November 1997; 1996 Executive Vice
                            President Strategic Alliances, Marvel
                            Entertainment Group; 1986 Director
                            Participant Marketing, Walt Disney
                            Attractions.

T.E. Mahoney (56)         President, Consumer Sales Americas.      6/5/95
    (3/20/42)               Joined Stanley in 1965; 1995 Vice
                            President, Marketing Development
                            and President and General Manager
                            of Stanley Customer Support Division;
                            1992 President and General Manager,
                            Stanley Hardware.

M.J. Mathieu (46)         Vice President, Human Resources.        9/17/97
    (2/20/52)               Joined Stanley September 1997;
                            1996 Manager - Human Resources,
                            GE Motors & Industrial Systems
                            (Fort Wayne, Indiana); 1994
                            Consultant - Executive Staffing,
                            General Electric Company (Fairfield,
                            Connecticut); 1989 Consultant -
                            Union Relations, General Electric
                            Company.


P.W. Russo (44)           Vice President, Strategy and            9/18/95
    (5/23/53)               Development.  Joined Stanley
                            in 1995; 1991 Co-Chairman and
                            Co-Chief Executive Officer, SV
                            Corp. (formerly Smith Valve Corp.);
                            1988 Co-founder and Managing
                            Director, Cornerstone Partners
                            Limited.

J.E. Turpin (51)          Vice President, Operational Excellence. 4/23/97
    (6/9/46)                Joined Stanley in 1970; 1995 Vice
                            President Operations, The Stanley
                            Works; 1992 President & General
                            Manager, Stanley Air Tools.

S.S. Weddle (59)          Vice President, General Counsel          1/1/88
    (11/9/38)               and Secretary. Joined Stanley in 1978.

T.F. Yerkes (42)          Vice President and Controller.  Joined   7/1/93
    (9/9/55)                Stanley in 1989; 1990 Director of
                            Accounting and Financial Reporting.


Executive officers serve at the pleasure of the Board of Directors. Unless otherwise indicated, each officer has had the same position with the Registrant for five years.

                                    Part II


    Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters. Registrant incorporates by reference the line item "Shareholders of record at end of year" from pages 22 and 23 and the material captioned "Investor and Shareowner Information" on page 45 of its Annual Report to Shareholders for the year ended January 3, 1998.

    Item 6. Selected Financial Data. Registrant incorporates by reference pages 22 and 23 of its Annual Report to Shareholders for the year ended January 3, 1998.

    Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Registrant incorporates by reference pages 24 through 28 of its Annual Report to Shareholders for the year ended January 3, 1998.

    Item 7A. Quantitative and Qualitative Disclosures About Market Risk. Registrant incorporates by reference the material captioned "Market Risk" on page 27 of its Annual Report to Shareholders for the year ended January 3, 1998.

    Item 8. Financial Statements and Supplementary Data. The consolidated financial statements and report of independent auditors included on pages 30 to 43 and page 21, respectively, of the Annual Report to Shareholders for the year ended January 3, 1998 are incorporated herein by reference.

    Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.

                                    Part III


    Item 10. Directors and Executive Officers of the Registrant. Information regarding the Company's Executive Officers appears in the "Executive Officers" section at the end of Part I of this report. In addition, the Registrant incorporates by reference pages 1 through 4 of its definitive Proxy Statement, dated March 9, 1998.

    Item 11. Executive Compensation. Registrant incorporates by reference the last paragraph of "Information Concerning Directors Continuing in Office" on page 4 and the material captioned "Executive Compensation" on pages 6 through 14 of its definitive Proxy Statement, dated March 9, 1998.

    Item 12. Security Ownership of Certain Beneficial Owners and Management. Registrant incorporates by reference the material captioned "Security Ownership" on pages 5 and 6 of its definitive Proxy Statement, dated March 9, 1998.

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

    3. Exhibits

See Exhibit Index on page E-1.

    14(b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

        Date of Report                  Items Reported
        --------------                  --------------
     October 15, 1997              Press releases, dated October
                                   15, 1997 announcing hiring of
                                   new Vice President, Marketing
                                   and Brand Development and
                                   third quarter results.

     October 29, 1997              Press release dated October
                                   29, 1997 announcing the hiring
                                   of a Vice President,
                                   Operations.

     November 10, 1997             Press release dated November
                                   10, 1997 announcing the
                                   acquisition of Atro
                                   Industriale S.p.A.

     December 15, 1997             Announcement that R. Alan
                                   Hunter, President and Chief
                                   Operating Officer was leaving
                                   the company and designation of
                                   "executive officers" and
                                   "officers" as of January
                                   1, 1998.


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

                                  THE STANLEY WORKS

                                  By John M. Trani
                                     ----------------------------
                                     John M. Trani, Chairman
                                     and Chief Executive Officer
February 25, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 25, 1998 by the following persons on behalf of the Registrant and in the capacities indicated.

      John M. Trani                     James G. Kaiser
--------------------------------    ----------------------------
John M. Trani, Chairman,            James G. Kaiser, Director
Chief Executive Officer and
Director

    Theresa F. Yerkes                    Eileen S. Kraus
--------------------------------    ----------------------------
Theresa F. Yerkes, Vice President   Eileen S. Kraus, Director
and Controller (Chief Financial
Officer and Chief Accounting
Officer)


    Stillman B. Brown                   Hugo E. Uyterhoeven
--------------------------------    ----------------------------
Stillman B. Brown, Director         Hugo E. Uyterhoeven, Director



     Edgar R. Fiedler                    Walter W. Williams
--------------------------------    ----------------------------
Edgar R. Fiedler, Director          Walter W. Williams, Director


     Mannie L. Jackson                  Kathryn D. Wriston
--------------------------------    ----------------------------
Mannie L. Jackson, Director         Kathryn D. Wriston, Director

FORM 10-K--ITEM 14(a) (1) and (2)

THE STANLEY WORKS AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

    The following consolidated financial statements and report of independent auditors of The Stanley Works and subsidiaries, included in the Annual Report of the Registrant to its Shareholders for the fiscal year ended January 3, 1998, are incorporated by reference in Item 8:

    Report of Independent Auditors

    Consolidated Statements of Operations--fiscal years ended January 3, 1998, December 28, 1996 and December 30, 1995.

    Consolidated Balance Sheets--January 3, 1998 and December 28, 1996.

    Consolidated Statements of Cash Flows--fiscal years ended January 3, 1998, December 28, 1996 and December 30, 1995.

    Consolidated Statements of Changes in Shareholders' Equity--fiscal years ended January 3, 1998, December 28, 1996 and December 30, 1995.

    Notes to Consolidated Financial Statements.

    The following consolidated financial statement schedule of The Stanley Works and subsidiaries is included in Item 14(d):


    F-4 Schedule II--Valuation and Qualifying Accounts

    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual Report (Form 10-K) of The Stanley Works of our report dated January 29, 1998, included in the 1997 Annual Report to Shareholders of The Stanley Works.

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

We also consent to the incorporation by reference in the following registration statements of our report dated January 29, 1998, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the consolidated financial statement schedule included in this Annual Report (Form 10-K) of The Stanley Works.

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



                                                              ERNST & YOUNG LLP

Hartford, Connecticut
March 26, 1998
                                      F-2

CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the following registration statements pertaining to The Stanley Works 401(k) Savings Plan of our report dated March 13, 1998, with respect to the financial statements and schedules of The Stanley Works 401(k) Savings Plan for the year ended December 31, 1997 included as Exhibit 99(i) to this Annual Report (Form 10-K) for the fiscal year ended January 3, 1998.

        Registration Statement (Form S-8 No. 2-97283)
        Registration Statement (Form S-8 No. 33-41612)
        Registration Statement (Form S-8 No. 33-55663)



                                                              ERNST & YOUNG LLP


Hartford, Connecticut
March 26, 1998

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
THE STANLEY WORKS AND SUBSIDIARIES
Fiscal years ended January 3, 1998, December 28, 1996 and December 30, 1995 (In Millions of Dollars)


---------------------------------------------------------------------------------------------------------
              COL. A                  |  COL. B  |              COL. C              |  COL. D  | COL. E
--------------------------------------|----------|----------------------------------|----------|-------
                                      |          |              Additions           |          |
                                      |Balance at|----------------------------------|          |Balance
           Description                |Beginning |      (1)       |       (2)       |Deductions|at End
                                      |of Period |Charged to Costs|Charged to Other |-Describe |of Period
                                      |          |   and Expenses |Accounts-Describe|          |
--------------------------------------------------------------------------------------------------------
Fiscal year ended January 3, 1998
  Reserves and allowances deducted from
    asset accounts:
      Allowance for doubtful accounts:
        Current                            $22.5         $20.2         ($6.8)(B)       $16.1 (A)   $19.8

        Noncurrent                           0.8          (0.2)          0.1 (B)                     0.7

Fiscal year ended December 28, 1996
  Reserves and allowances deducted from
    asset accounts:
      Allowance for doubtful accounts:
        Current                            $18.2         $21.1                         $16.8 (A)   $22.5

        Noncurrent                           0.8                                                     0.8


Fiscal year ended December 30, 1995
  Reserves and allowances deducted from
    asset accounts:
      Allowance for doubtful accounts:
        Current                            $20.9          $9.7          $0.4(B)        $12.8 (A)   $18.2

        Noncurrent                           0.5           0.3                                       0.8


Notes:  (A) Represents doubtful accounts charged off, less recoveries of accounts previously charged off.
        (B) Represents net transfers to/from other accounts, foreign currency translation adjustments and acquisitions.

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

     (iii) Rights Agreement, dated January 31, 1996 (incorporated by reference to Exhibit (4)(i) to Current Report on Form 8-K dated January 31, 1996)

     (iv)(a) Amended and Restated Facility A (364 Day) Credit Agreement, dated as of October 23, 1996, with the banks named therein and Citibank, N.A. as agent (incorporated reference to Exhibit 4(iv) to Annual Report on Form 10-K for year ended December 28, 1996)

         (b) Letter Agreement, dated October 22, 1997 regarding the extension of the Amended and Restated Facility A (364 Day) Credit Agreement.





     (v) Amended and Restated Facility B (Five Year) Credit Agreement, dated as of October 23, 1996, with the banks named therein and Citibank, N.A. as agent (incorporated reference to Exhibit 4(v) to Annual Report on Form 10-K for year ended December 28, 1996)

(10) (i) Executive Agreements (incorporated by reference to Exhibit 10(i) to Annual Report on Form 10-K for year ended January 3, 1987)*

     (ii)       Deferred Compensation Plan for Non-Employee
                Directors as amended January 31, 1996 (incorporated by reference to Exhibit 10(i) to Current Report on Form 8-K dated January 31, 1996)*

     (iii)      1988 Long-Term Stock Incentive Plan, as amended*

     (iv)       Management Incentive Compensation Plan effective
                January 1, 1996 (incorporated by reference to
                Exhibit 10(iv) to Annual Report on Form 10-K for year ended December 30, 1995)*

     (v) Deferred Compensation Plan for Participants in Stanley's Management Incentive Plan effective January 1, 1996 (incorporated by reference to
                Exhibit 10(v) to Annual Report on Form 10-K for year ended December 30, 1995)*

     (vi) Supplemental Retirement and Savings Plan for Salaried Employees of The Stanley Works effective as of January 1, 1997*

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

* Management contract or compensation plan or arrangement

                (a) First Amendment to Loan and Guarantee Agreement dated
                as of February   , 1993 (incorporated by reference to
                Exhibit 10(viii)(a) to Annual Report on Form 10-K for year ended December 31, 1994)

     (ix)       Loan and Guarantee Agreement dated as of June 6,
                1989 among The Stanley Works Savings and Retirement Trust, The Stanley Works and Wachovia Bank and Trust Company, N.A., Massachusetts Mutual Life Insurance Company, The Lincoln National Life Insurance Company, First Penn-Pacific Life Insurance Company, Security-Connecticut Life Insurance Company-Universal Life, Lincoln National Life Reinsurance Company and American States Life Insurance Company-Universal Life (incorporated by reference to Exhibit (10)(ii) to Quarterly Report on Form 10-Q for quarter ended July 1, 1989)

                (a) First Amendment to Loan and Guarantee Agreement dated as of February , 1993 (incorporated by reference to Exhibit 10(ix)(a) to Annual Report on Form 10-K for year ended December 31, 1994)

     (x)        Assignment and Assumption Agreement and Second
                Amendment to Loan and Guarantee Agreements, dated as of September 30, 1994, among The Stanley Works
                Savings Trust for Hourly Paid Employees, The
                Stanley Works Savings and Retirement Trust, The
                Stanley Works and the Financial Institutions named in Schedules I and II thereto (incorporated by reference to Exhibit 10(x) to Annual Report on Form 10-K for year ended December 31, 1994)

    (xi)  (a)   Supplemental Executive Retirement Program effective May
                20, 1997*

          (b) Amendment to John M. Trani's Supplemental Executive Retirement Program, dated September 17, 1997*

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


* Management contract or compensation plan or arrangement

                Works and Connecticut National Bank (incorporated by reference to Exhibit (10)(xvii)(b) to Annual Report on Form 10-K for year ended December 29, 1990)

     (xiii) Restated and Amended 1990 Stock Option Plan (incorporated by reference to Exhibit 10 (xiii) to Annual Report on Form 10-K for the year ended December 28, 1996)

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

   (xvii) The Stanley Works Stock Option Plan for Non-Employee Directors, as amended December 18, 1996

   (xviii) Employment Agreement effective December 27, 1996 between The Stanley Works and John M. Trani (incorporated by reference to
                Exhibit 10(i) to Current Report on Form 8-K dated January 2,
                1997)*

   (xix) Employment Agreement effective December 31, 1996 between The Stanley Works and Richard H. Ayers (incorporated by reference to Exhibit 10(ii) to Current Report on Form 8-K dated January 2, 1997)*

   (xx) Letter Agreement, dated April 30, 1996 between The Stanley Works and Paul W. Russo *

   (xxi)        1997 Long-Term Incentive Plan*

* Management contract or compensation plan or arrangement


(11) Statement re computation of per share earnings (the information required to be presented in this exhibit appears in footnote J to the Company's Consolidated Financial Statements set forth in the Annual Report to Shareholders for the year ended January 3, 1998)

(12)       Statement re computation of ratio of earnings to fixed charges

(13)       Annual Report to Shareholders for year ended January 3, 1998

(21)       Subsidiaries of Registrant

(23)       Consents of Independent Auditors (at pages F-2 and F-3)

(27)       Financial Data Schedule for 1997 Fiscal Year End

     (i)   Financial Data Schedule for 1997 interim periods and 1996 Fiscal
           Year End

     (ii) Financial Data Schedule for 1996 interim periods and 1995 Fiscal Year End

(99) (i) Financial Statements and report of independent auditors for the year ended December 31, 1997, of The Stanley Works 401(k) Savings Plan

     (ii) Policy on Confidential Proxy Voting and Independent Tabulation and Inspection of Elections as adopted by The Board of Directors October 23, 1991 (incorporated by reference to Exhibit (28)(i) to Quarterly Report on Form 10-Q for quarter ended September 28,
           1991)



