Form 10-Q
period 1998-04-04
STANLEY WORKS
filed 1998-05-19
CIK 93556

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934
                For the quarterly period ended April 4, 1998.

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: shares of the company's Common Stock ($2.50 par value) were outstanding 88,751,180 as of May 9, 1998.











        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 THE STANLEY WORKS AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS
        (Unaudited, Millions of Dollars Except Per Share Amounts)


                            First Quarter
                           1998       1997
                          ------     ------
Net Sales                $ 671.9   $  646.6

Costs and Expenses
  Cost of sales            435.0      431.4
  Selling, general and
    administrative         171.1      153.2
  Interest - net             4.8        4.3
  Other - net                2.8        3.6
  Restructuring and
    asset write-offs           -       (4.6)
                          ------     ------
                           613.7      587.9
                          ------     ------
Earnings Before
    Income Taxes            58.2       58.7

Income Taxes                21.8       22.0
                          ------     ------
Net Earnings              $ 36.4   $   36.7
                          ======     ======
Net Earnings Per Share
    of Common Stock
    Basic                 $ 0.41   $   0.41
                          ======     ======
    Diluted               $ 0.40   $   0.41
                          ======     ======
Dividends Per Share       $ 0.20   $  0.185
                          ======     ======
Average Shares Outstanding
    (in thousands)
    Basic                 89,483     89,347
                          ======     ======
    Diluted               90,520     90,138
                          ======     ======





See notes to consolidated financial statements.

                           THE STANLEY WORKS AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                            (Unaudited, Millions of Dollars)

                                                        April 4     January 3
                                                           1998          1998
                                                        --------      --------
ASSETS
Current Assets
   Cash and cash equivalents                        $      93.2    $    152.2
   Accounts receivable                                    491.1         472.5
   Inventories                                            331.2         301.2
   Other current assets                                    88.3          79.4
                                                        --------      --------
Total Current Assets                                    1,003.8       1,005.3

Property, plant and equipment                           1,167.9       1,166.1
   Less: accumulated depreciation                        (666.3)       (652.9)
                                                        --------      --------
                                                          501.6         513.2

Goodwill and other intangibles                            102.1         104.1
Other assets                                              136.6         136.1
                                                        --------      --------
                                                     $  1,744.1    $  1,758.7
                                                        ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Short-term borrowings                             $    108.6    $     80.8
   Current maturities of long-term debt                    15.4          50.0
   Accounts payable                                       159.1         155.5
   Accrued expenses                                       319.5         336.4
                                                        --------      --------
Total Current Liabilities                                 602.6         622.7

Long-term debt                                            275.3         283.7
Other liabilities                                         239.1         244.5

Shareholders' Equity
   Common stock                                           230.9         230.9
   Retained earnings                                      823.3         806.6
   Accumulated other comprehensive income                 (81.9)        (85.3)
   ESOP debt                                             (221.1)       (223.8)
                                                        --------      --------
                                                          751.2         728.4
       Less: cost of common stock in treasury             124.1         120.6
                                                        --------      --------
 Total Shareholders' Equity                               627.1         607.8
                                                        --------      --------
                                                     $  1,744.1    $  1,758.7
                                                        ========      ========




See notes to consolidated financial statements.

                     THE STANLEY WORKS AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Unaudited, Millions of Dollars)

                                                   First Quarter
                                                 1998         1997
                                                ------       ------
Operating Activities
  Net earnings                                 $  36.4      $  36.7
  Depreciation and amortization                   19.8         18.5
  Restructuring and asset write-offs                 -         (4.6)
  Other non-cash items                             0.6         12.9
  Changes in operating assets
     and liabilities                             (78.2)       (60.4)
                                                ------       ------
  Net cash provided (used) by
     operating activities                        (21.4)         3.1

Investing Activities
  Capital expenditures                            (7.4)       (17.2)
  Capitalized software                               -         (2.7)
  Proceeds from sales of businesses                3.0         34.8
  Other                                           (0.8)         0.8
                                                ------       ------
  Net cash provided (used) by
     investing activities                         (5.2)        15.7

Financing Activities
  Payments on long-term borrowings               (36.5)        (1.6)
  Net short-term borrowings                       28.2         (0.5)
  Proceeds from issuance of common stock           8.9         10.0
  Purchase of common stock for treasury          (16.2)       (17.8)
  Cash dividends on common stock                 (17.8)       (16.5)
                                                ------       ------
Net cash used by
     financing activities                        (33.4)       (26.4)

Effect of Exchange Rate Changes on Cash            1.0            -
                                                ------       ------
Decrease in Cash and
     Cash Equivalents                            (59.0)        (7.6)

Cash and Cash Equivalents,
     Beginning of Period                         152.2         84.0
                                                ------       ------
Cash and Cash Equivalents,
     End of First Quarter                      $  93.2      $  76.4
                                                ======       ======







See notes to consolidated financial statements.

                         THE STANLEY WORKS AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CHANGES
                               IN SHAREHOLDERS' EQUITY
                          (Unaudited, Millions of Dollars)

                                   Accumulated
                                      Other
                                      Compre-                       Total
                    Common  Retained  hensive    ESOP  Treasury  Shareholders'
                     Stock  Earnings  Income     Debt    Stock     Equity
                    ---------------------------------------------------------
Balance Jan 3, 1998 $ 230.9 $ 806.6   $(85.3)  $(223.8)  $(120.6)  $ 607.8
Comprehensive income:
    Net earnings               36.4
    Foreign currency
      translation                        3.4
Total comprehensive
  income                                                              39.8
Cash dividends
  declared                    (17.8)                                 (17.8)
Net common stock
  activity                     (5.1)                        (3.5)     (8.6)
Tax benefit related
  to stock options              2.5                                    2.5
ESOP debt                                          2.7                 2.7
ESOP tax benefit                0.7                                    0.7
                    ---------------------------------------------------------
Balance Apr 4, 1998 $ 230.9 $ 823.3   $(81.9)  $(221.1)   $(124.1)  $627.1
                    =========================================================

                                    Accumulated
                                      Other
                                      Compre-                      Total
                    Common  Retained  hensive   ESOP   Treasury  Shareholders'
                     Stock  Earnings  Income    Debt     Stock     Equity
                    ---------------------------------------------------------
Balance Dec 28,1996 $ 230.9 $ 919.0  $(45.5)   $(234.8)   $(89.5)  $ 780.1
Comprehensive income:
    Net earnings               36.7
    Foreign currency
      translation                      (6.4)
Total comprehensive
  income                                                              30.3
Cash dividends
  declared                    (16.4)                                 (16.4)
Net common stock
  activity                     (3.4)                        (4.5)     (7.9)
Tax benefit related
  to stock options              2.6                                    2.6
ESOP debt                                          2.5                 2.5
ESOP tax benefit                0.7                                    0.7
                    ---------------------------------------------------------
Balance Mar 29,1997 $ 230.9 $ 939.2   $(51.9)  $(232.3)   $(94.0)   $791.9
                    =========================================================

See notes to consolidated financial statements.
                                      -4-



                         THE STANLEY WORKS AND SUBSIDIARIES
            NOTES TO (Unaudited) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   April 4, 1998


NOTE A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and
Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included. For further information, refer to the consolidated financial statements and footnotes included in the company's Annual Report on Form 10-K for the year ended January 3, 1998.

NOTE B - Earnings Per Share Computation

The following table reconciles the weighted average shares outstanding used to calculate basic and diluted earnings per share.
                                        1998           1997
                                     ----------     ----------
Net earnings -
  basic and diluted                      $ 36.4         $ 36.7
                                     ==========     ==========
Basic earnings per share -
  weighted average shares            89,483,372     89,347,279

Dilutive effect of
  employee stock options              1,036,763        790,378
                                     ----------     ----------
Diluted earnings per share -
  weighted average shares            90,520,135     90,137,657
                                     ==========     ==========
Earnings per share:
  Basic                                  $ 0.41         $ 0.41
                                     ==========     ==========
  Diluted                                $ 0.40         $ 0.41
                                     ==========     ==========

NOTE C - Inventories

The components of inventories at the end of the first quarter of 1998 and at year-end 1997, in millions of dollars, is as follows:

                            April 4            January 3
                               1998                 1998
                              ------              ------
Finished products            $ 223.7             $ 203.7
Work in process                 61.0                51.9
Raw materials                   44.1                43.8
Supplies                         2.4                 1.8
                              ------              ------
                             $ 331.2             $ 301.2
                              ======              ======
                                    -5-

NOTE D - Cash Flow Information

Interest paid during the first quarters of 1998 and 1997 amounted to $ 6.9 million and $5.1 million, respectively.

Income taxes paid during the first quarters of 1998 and 1997 were $ 9.4 million and $17.3 million, respectively.

Note E - Subsequent Event

On April 23, 1998 the company signed a definitive agreement to acquire 90% of the outstanding common shares of ZAG Industries, Ltd. an innovator of plastic storage products. The acquisition will be accounted for by the purchase method of accounting. This transaction is expected to close by the third quarter of this year and is not expected to be material to the company's financial position or results of operations.


Note F - Comprehensive Income

In June of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income". The Statement, which the company adopted in the first quarter of 1998, establishes standards for reporting and displaying comprehensive income
and its components in financial statements.   Where applicable, earlier
periods have been restated to conform to the standards set forth in SFAS No.
130. The company's comprehensive income consists of net earnings and foreign currency translation adjustments. The company does not provide for U.S. income taxes on foreign currency translation adjustments because undistributed earnings of foreign subsidiaries are considered to be invested indefinitely or will be remitted substantially free of additional tax. Accumulated other comprehensive income consists of foreign currency translation adjustments.


























                                  -6-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The attached table, "Price/Volume Information" provides detail of the changes in net sales by business segment and geographic region. In addition, the attached tables, "Business Segment Information", provide clarification of reported operating results for the first quarter of 1998 and 1997, reconciling them with pro-forma or "core" results. Core results exclude restructuring charges and restructuring-related transition costs associated with the company's restructuring plans, as well as certain other non-recurring costs. Restructuring charges include the severance associated with employment reductions, write-downs of assets either disposed of or impaired as a result of the initiatives or other business factors, environmental costs of remediating facilities to be closed or vacated and other similar exit costs. The restructuring-related transition costs are additional costs resulting from these major initiatives that are classified as period operating expenses within cost of sales or selling, general and administrative expense categories. These include the costs of moving production equipment, operating duplicative facilities while transferring production or distribution, consulting costs incurred in planning and implementing changes and other types of costs that have been incurred to facilitate the changes encompassed by the restructuring initiatives. Management judgmentally determines which costs should be classified as transition costs based on the criteria of whether the costs are unusual in nature and are expected to cease when the transition activities related to these initiatives end. In addition, other non-recurring costs relate to the year 2000 systems compliance activities. Because the presence of restructuring charges, transition and other non-recurring costs makes it difficult to see the underlying trends within the company's businesses, the company also presents its results on a pro forma or "core" basis, which excludes these charges incurred in the period being presented.

Net sales for the first quarter were $672 million, up 4% from sales of $647 million in the same quarter of last year. Pricing continued to have a negative effect, especially in North American consumer and construction businesses, although the declines were the smallest since the first quarter of 1997. Volume increases from the recently acquired Atro business were offset by the effects of two divestitures: the garage related products business and the Access Technologies' European business. Foreign currency translation also reduced sales by 1%. Unit sales volume from ongoing businesses increased 6% over the prior year quarter. This increase was led by the Mac Tools and the storage systems components of the mechanics tools business, fastening systems and mirrored closet doors in North America. In addition, European sales, primarily carpenter's tools, continued to experience strong gains over the prior year. The North American and European markets for the company's products continue to be extremely strong and made a substantial contribution to the sales gains achieved in the first quarter.

Gross profit of $237 million increased 10% from $215 million reported in 1997. Gross profit as a percent of sales increased from 33.3% to 35.3%. The cost of sales in the first quarter reflected $4 million of restructuring-related transition costs, primarily for plant rationalization activities, as compared with $5 million in the first quarter of 1997. Excluding transition costs, on a core basis, gross profit margin as a percent of sales increased to 35.9% from 34.1%. The MacDirect (TM) program provided an approximately one

                                       -7-
percentage point increase in gross margins over the prior year quarter. In addition, higher production volume and savings from productivity initiatives affected the consumer tools, mechanics tools and Mac Tools margins positively.

Selling, general and administrative expenses increased to $171 million in the first quarter 1998 from $153 million in 1997. As a percent of sales, these expenses increased from 23.7% to 25.5%. This increase reflected restructuring-related transition and other non-recurring costs of $12 million in the first quarter of 1998 as compared with $5 million last year. This increase resulted from costs related to systems conversions for the Year 2000 remediation (a large part of which standardizes the company's computer platforms), consulting and duplicative facility costs for centralizing North American distribution and other expenses related to the reorganization and centralization of support functions. The restructuring related transition costs incurred last year related primarily to the centralization of North American order management and distribution. On a core basis, excluding these transition costs, selling, general and administration expenses would have been 23.7% of sales in 1998 as compared with 23.0% of sales in 1997. Two factors caused the increase in operating expenses as a percent of sales. The larger factor was the growth of the MacDirect (TM) venture. Higher gross margins and selling expenses are inherent in the growth of the MacDirect (TM) venture where the additional volume is generated from a direct sales force rather than through independent distributors. Additionally, as planned, the early stages of the restructuring program to reallocate resources brings about a positive effect on gross margins, but also increases marketing, advertising and product development spending. Increased spending on growth programs is being closely monitored and is limited to the extent of restructuring savings actually achieved.

Net interest expense of $4.8 million, was slightly higher than the first quarter of 1997 due to higher net borrowings. A slight decrease in Other, net expense resulted from lower charges for environmental remediation and currency losses. In 1997, a net restructuring gain of $4.6 million reflected gains on divested businesses of $6.7 million offset by severance and other exit costs associated with restructuring.

Reported net income of $36.4 million, or $.41 per basic share was slightly lower than the $36.7 million, or $.41 per basic share reported in the prior year quarter. Diluted earnings per share was $.40 per share in 1998 versus $.41 per share in 1997. On a core basis, net earnings increased 17% to $46.6 million, or $.51 per diluted share, from $40.0 million, or $.44 per diluted share, in 1997.

In the Tools segment overall, first quarter unit volume sales increased 7% over the prior year. Consumer tools growth was 3%, with strength in Canada and Europe. Industrial tools increased 12%, attributable to double-digit growth in Mac Tools in the U.S. Engineered tools increased 7% in unit volume, with strong volumes in the air tools business and a continuation of sales strength of fastening tools and fasteners in North America, Europe and Latin America, despite an increasingly difficult pricing environment. Core operating profits in the Tools segment for the quarter increased to 14.6% of sales, from 13.4% in the prior year quarter. Though there was continued pricing pressure in fastening systems from low cost Asian imports, it was more than offset by volume, savings from productivity initiatives and continued performance improvements in the mechanics tools operations.



                                    -8-
The Hardware segment experienced 7% unit volume growth in the first quarter, primarily from continued strong demand for Home Decor products in the U.S. and Canada. Traditional hardware volumes were flat with last year's first quarter levels while core operating profits for this segment rebounded to 16.4% of sales, from 15.1% in the prior year.

The Specialty Hardware segment experienced 1% unit volume growth; Access Technologies business sales volumes were up nearly 5% in the U.S. and the remaining components of the segment were flat. Core operating profits showed a decline in profitability to 3.3% of sales, down from the 4.4% reported in last year's quarter. This is attributable to losses in the European Access Technologies' business prior to its disposition. Continuing elements of this segment yielded profit increases to approximately 5% of sales.

Liquidity and Sources of Capital

Operations generated a $21 million net cash outflow in the first quarter of 1998. Typically cash generated in the first quarter is the lowest of the year due to the slight seasonality of sales and business patterns. Inventory levels in the first quarter increased approximately $30 million from the beginning of the year. This increase reflects the company's priority commitment to improving customer service. In addition, the company has implemented a SKU reduction program as well as an initiative to improve production planning. The short-term inventory build is not expected to be a significant ongoing cash requirement and will be diminished as longer term improvements, including SKU reduction and improved production planning, are achieved. In addition, approximately $8 million in cash payments related to restructuring, primarily severance were made in the first quarter of 1998, resulting in net restructuring reserves of $196 million at the end of the quarter.

Capital expenditures of $7 million in the first quarter were abnormally low compared with prior year spending levels. A major component of the company's restructuring initiative is the improvement of manufacturing efficiency through the establishment of the Stanley Production System. Activities associated with the SPS have temporarily reduced the capital required to expand or improve capacity. The total anticipated spending for capital has not yet been determined, however, it is likely to be lower than the annual capital spending in prior years.

Other Issues

The company is reviewing its products and manufacturing strategies in light of the December 1, 1997 Federal Trade Commission announcement of the Commission's enforcement policy with respect to "Made in USA" labeling. In some cases, this review will result in the company's increasing the domestic content of products or changing the labeling of products. The impact of these changes on the company's results of operations and financial position is not expected to be material.

Subsequent Event

On April 23, 1998, the company signed a definitive agreement to acquire 90% of the outstanding common shares of ZAG Industries Ltd., an innovator of plastic storage products. The acquisition will be accounted for by the purchase method of accounting. This transaction is expected to close by the third quarter of this year and is not expected to be material to the company's financial position or results of operations.

                                      -9-


                       THE STANLEY WORKS AND SUBSIDIARIES
                             PRICE/VOLUME INFORMATION
                          (Unaudited, Millions of Dollars)

NET SALES
                                            First Quarter
                       -----------------------------------------------------
                                            Unit    ACQ/
                           1998    Price   Volume   DVT  Currency     1997
                       -----------------------------------------------------
INDUSTRY SEGMENTS
     Tools
       Consumer         $  176.6     1 %      3%    (1)%    (4)%    $  178.0
       Industrial          147.5    (1)%     12%      -      -         132.6
       Engineered          188.4    (2)%      7%     6 %    (2)%       172.1
                          ------                                       -----
         Total Tools       512.5    (1)%      7%     2 %    (2)%       482.7

     Hardware               96.3    (3)%      7%      -     (1)%        93.1
     Specialty Hardware     63.1     2 %      1%   (13)%    (1)%        70.8
                          ------                                      ------
       Consolidated     $  671.9    (1)%      6%     - %    (1)%     $ 646.6
                          ======                                      ======
GEOGRAPHIC AREAS
     United States      $  475.7    (1)%      7%    (2)%    -       $  455.8
     Europe                119.9     1 %      7%     8 %    (5)%       107.8
     Other Areas            76.3     1 %      -     (2)%    (7)%        83.0
                          ------                                      ------
       Consolidated     $  671.9    (1)%      6%     -      (1)%    $  646.6
                          ======                                      ======



























                                   -10-
                         THE STANLEY WORKS AND SUBSIDIARIES
                             BUSINESS SEGMENT INFORMATION
                           (Unaudited, Millions of Dollars)
OPERATING PROFIT
                                    First Quarter 1998
                      ------------------------------------------------------
                                              Related                 Core
                                   Restrg   Transition               Profit
                       Reported    Charges     Costs     Core        Margin
                      ------------------------------------------------------
INDUSTRY SEGMENTS
    Tools             $  62.9     $  -       $  12.0      $ 74.9      14.6%
    Hardware             13.7        -           2.1        15.8      16.4%
    Specialty Hardware   (0.1)       -           2.2         2.1       3.3%
                        ------     ------     ------      ------
       Total             76.5        -          16.3        92.8      13.8%
    Net corporate                    -
       expenses         (11.5)       -            -        (11.5)
    Interest expense     (6.8)       -            -         (6.8)
                        ------     ------     ------      ------
    Earnings before
       income taxes   $  58.2     $  -        $ 16.3      $ 74.5
                        ======     ======     ======      ======
GEOGRAPHIC AREAS
    United States     $  55.2     $  -        $ 14.3      $ 69.5      14.6%
    Europe               13.4        -           1.3        14.7      12.3%
    Other Areas           7.9        -           0.7         8.6      11.3%
                        ------     ------     ------      ------
       Total          $  76.5     $  -       $  16.3     $  92.8      13.8%
                        ======     ======     ======      ======


                                     First Quarter 1997
                     -------------------------------------------------------
                                   Restrg     Related                 Core
                                   & Other   Transition              Profit
                       Reported    Charges     Costs        Core     Margin
                     -------------------------------------------------------
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

                                      -11-

PART II OTHER INFORMATION

Item 2. - Changes in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities

(1) During the first fiscal quarter of 1998, 1,616 shares were issued to certain participants in the Company's U.K. Savings Related Share Plans (the "Savings Plan") who elected at the end of the five year savings period to receive the accumulated savings in the form of shares of the Company's stock rather than cash.

(2) Participation in the Savings Plan is offered to all employees of the Company's subsidiaries in the United Kingdom.

(3) The total dollar value of the shares issued during the quarter was $27,263.35.

    520 shares were issued at  $18.15 per share with an aggregate value of
       $9,438.00
    490 shares were issued at $15.33335 per share with an aggregate value of
       $7,611.34
    550 shares were issued at $15.88335 per share with an aggregate value of
       $8,735.84
    42 shares were issued at $24.15 per share with an aggregate value of
       $1,014.30
    14 shares were issued at $33.1333 per share with an aggregate value of
       $463.87

(4) Neither the options nor the underlying shares have been registered in reliance on an exemption from registration found in several no-action letters issued by the Division of Corporation Finance of the Securities and Exchange Commission. Registration is not required because the Company is a reporting company under the Securities Exchange Act of 1934, its shares are actively traded, the number of shares issuable under the Savings Plans is small relative to the number of shares outstanding, all eligible employees are entitled to participate, the shares are being issued in connection with the employees' compensation, not in lieu of it and there is no negotiation between the Company and the employee regarding the grant.

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








                                        -12-
Item 6. - Exhibits and Reports on Form 8-K

(a) Exhibits

         (1) See Exhibit Index on page 14

(b) Reports on Form 8-K.

         (1) Registrant filed a Current Report on Form 8-K, dated January 29, 1998, in respect of the Registrant's press release announcing year end results.






                             Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE STANLEY WORKS


Date: May 19, 1998                  By:  Theresa F. Yerkes

                                         Theresa F. Yerkes
                                         Vice President and
                                         Controller (Chief Financial
                                         Officer, Chief Accounting
                                         Officer and Authorized
                                         Signatory of the Registrant)























                                    -13-


                               EXHIBIT INDEX


 (12) Statement re Computation of Ratios

 (27) Financial Data Schedule












































                                          -14-