Form 10-Q
period 1998-07-04
STANLEY WORKS
filed 1998-08-18
CIK 93556

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549


                                 FORM 10-Q


      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934
          For the quarterly period ended July 4, 1998.

                                   or

      [ ] Transition Report Pursuant to Section 13 or 15(d) of
          the Securities Exchange Act of 1934
          For the transition period from [     ]  to  [     ]



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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: shares of the company's Common Stock ($2.50 par value) were outstanding 88,773,011 as of August 14, 1998.






         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     THE STANLEY WORKS AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        (Unaudited, Millions of Dollars Except Per Share Amounts)

                             Second Quarter           Six Months
                            1998       1997        1998       1997
                          ------     ------        -------   -------
Net Sales                $ 691.8    $ 673.6      $ 1,363.7 $ 1,320.2

Costs and Expenses
  Cost of sales            448.9      446.1          883.9     877.5
  Selling, general and
    administrative         166.1      153.8          337.2     307.0
  Interest - net             5.2        4.4           10.0       8.7
  Other - net                4.1       13.6            6.9      17.2
  Restructuring and
    asset write-offs           -      137.2              -     132.6
                          ------     ------        -------   -------
                           624.3      755.1        1,238.0   1,343.0
                          ------     ------        -------   -------
Earnings (Loss) before
    income taxes            67.5      (81.5)         125.7     (22.8)

Income Taxes                25.3      (17.0)          47.1       5.0
                          ------     ------        -------   -------
Net Earnings (Loss)       $ 42.2    $ (64.5)     $    78.6  $  (27.8)
                          ======     ======        =======   =======
Net Earnings (Loss) Per
    Share of Common Stock

     Basic                $ 0.47    $  (.72)     $    0.88  $  (0.31)
                          ======     ======        =======   =======
     Diluted              $ 0.47    $  (.72)     $    0.87  $  (0.31)
                          ======     ======        =======   =======
Dividends per share       $ 0.20    $ 0.185      $    0.40  $   0.37
                          ======     ======        =======   =======
Average shares outstanding
    (in thousands)

     Basic                89,405     89,525         89,442    89,443
                          ======     ======         ======    ======
     Diluted              90,442     89,525         90,464    89,443
                          ======     ======         ======    ======







See notes to consolidated financial statements.

                                       -1-




                           THE STANLEY WORKS AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                            (Unaudited, Millions of Dollars)

                                                         July 4     January 3
                                                           1998          1998
                                                        --------      --------
ASSETS
Current Assets
   Cash and cash equivalents                        $      77.4    $    152.2
   Accounts and notes receivable                          502.9         472.5
   Inventories                                            372.0         301.2
   Other current assets                                    87.4          79.4
                                                        --------      --------
Total Current Assets                                    1,039.7       1,005.3

Property, plant and equipment                           1,161.6       1,166.1
   Less: accumulated depreciation                        (674.0)       (652.9)
                                                        --------      --------
                                                          487.6         513.2

Goodwill and other intangibles                            104.1         104.1
Other assets                                              134.6         136.1
                                                        --------      --------
                                                     $  1,766.0    $  1,758.7
                                                        ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Short-term borrowings                             $    117.3    $     80.8
   Current maturities of long-term debt                    15.5          50.0
   Accounts payable                                       172.7         155.5
   Accrued expenses                                       302.0         336.4
                                                        --------      --------
Total Current Liabilities                                 607.5         622.7

Long-term debt                                            272.0         283.7
Other liabilities                                         240.6         244.5

Shareholders' Equity
   Common stock                                           230.9         230.9
   Retained earnings                                      848.2         806.6
   Accumulated other comprehensive income                 (85.3)        (85.3)
   ESOP debt                                             (221.2)       (223.8)
                                                        --------      --------
                                                          772.6         728.4
       Less: cost of common stock in treasury             126.7         120.6
                                                        --------      --------
 Total Shareholders' Equity                               645.9         607.8
                                                        --------      --------
                                                     $  1,766.0    $  1,758.7
                                                        ========      ========


See notes to consolidated financial statements.

                                       -2-


                     THE STANLEY WORKS AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Unaudited, Millions of Dollars)

                                        Second Quarter        Six Months
                                        1998     1997       1998      1997
                                       ------   ------     ------    ------
Operating Activities
  Net earnings (loss)                  $ 42.2   $(64.5)    $ 78.6   $(27.8)
  Depreciation and amortization          18.3     18.9       38.1     37.4
  Restructuring and asset write-offs        -    137.2          -    132.6
  Other non-cash items                   10.0    (27.0)      10.6    (14.1)
  Changes in operating assets
     and liabilities                    (59.3)   (16.4)    (137.5)   (76.8)
                                        ------   ------    ------   -------
  Net cash provided (used) by
     operating activities                11.2     48.2      (10.2)    51.3

Investing Activities
  Capital expenditures                  (13.5)   (19.3)     (20.9)   (36.5)
  Capitalized software                   (1.4)    (3.9)      (1.8)    (6.6)
  Proceeds from sales of businesses         -        -        3.0     34.8
  Investment in affiliated company          -    (22.2)         -    (22.2)
  Other                                   6.1      2.5        5.7      3.3
                                        ------   ------    -------  -------
  Net cash used by
     investing activities                (8.8)   (42.9)     (14.0)   (27.2)

Financing Activities
  Payments on long-term borrowings       (1.6)    (1.8)     (38.1)    (3.4)
  Proceeds from long-term borrowings        -      2.3          -      2.3
  Net short-term borrowings               8.3     21.9       36.5     21.4
  Proceeds from issuance of common stock  5.6      5.4       14.5     15.4
  Purchase of common stock for treasury (13.4)       -      (29.6)   (17.8)
  Cash dividends on common stock        (17.8)       -      (35.6)   (16.5)
                                        ------   ------    -------  -------
Net cash provided (used) by
     financing activities               (18.9)    27.8      (52.3)     1.4

Effect of Exchange Rate Changes on Cash   0.7     (1.9)       1.7     (1.9)
                                        ------   ------    -------  -------
Increase (decrease) in Cash and
     Cash Equivalents                   (15.8)    31.2      (74.8)    23.6

Cash and Cash Equivalents,
     Beginning of Period                 93.2     76.4      152.2     84.0
                                        ------   ------    -------  -------
Cash and Cash Equivalents,
     End of Second Quarter             $ 77.4   $107.6     $ 77.4   $107.6
                                        ======   ======    =======  =======

See notes to consolidated financial statements.
                                       -3-





                         THE STANLEY WORKS AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CHANGES
                               IN SHAREHOLDERS' EQUITY
                          (Unaudited, Millions of Dollars)

                                   Accumulated
                                      Other
                                      Compre-                       Total
                    Common  Retained  hensive    ESOP  Treasury  Shareholders'
                     Stock  Earnings  Income     Debt    Stock     Equity
                    ---------------------------------------------------------
Balance Jan 3, 1998 $ 230.9 $ 806.6   $(85.3)  $(223.8)  $(120.6)  $ 607.8
Comprehensive income:
    Net earnings               78.6
    Foreign currency
      translation                          -
Total comprehensive
  income                                                              78.6
Cash dividends
  declared                    (35.6)                                 (35.6)
Net common stock
  activity                     (5.9)                        (6.1)    (12.0)
Tax benefit related
  to stock options              3.2                                    3.2
ESOP debt                                          2.6                 2.6
ESOP tax benefit                1.3                                    1.3
                    ---------------------------------------------------------
Balance July 4,1998 $ 230.9 $ 848.2   $(85.3)  $(221.2)  $(126.7)   $645.9
                    =========================================================

                                    Accumulated
                                      Other
                                      Compre-                      Total
                    Common  Retained  hensive   ESOP   Treasury  Shareholders'
                     Stock  Earnings  Income    Debt     Stock     Equity
                    ---------------------------------------------------------
Balance Dec 28,1996  $230.9  $919.0   $(45.5)  $(234.8)   $(89.5)   $780.1
Comprehensive loss:
    Net loss                  (27.8)
    Foreign currency
      translation                      (11.7)
Total comprehensive
  income                                                             (39.5)
Cash dividends
  declared                    (33.0)                                 (33.0)
Net common stock
  activity                     (4.4)                         4.0      (0.4)
Tax benefit related
  to stock options              3.0                                    3.0
ESOP debt                                          5.0                 5.0
ESOP tax benefit                1.5                                    1.5
                    ---------------------------------------------------------
Balance June 28, 1997 $230.9 $858.3    $(57.2) $(229.8)   $(85.5)   $716.7
                    =========================================================

See notes to consolidated financial statements.
                                      -4-



                         THE STANLEY WORKS AND SUBSIDIARIES
        NOTES TO (Unaudited) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   July 4, 1998



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

NOTE B - Earnings Per Share Computation

The following table reconciles the weighted average shares outstanding used to calculate basic and diluted earnings per share.

                                Second Quarter              Six Months
                               1998       1997           1998       1997
                            ----------  ----------   ----------  ----------
Net earnings (loss) -
  basic and diluted             $ 42.2     $(64.5)      $ 78.6      $(27.8)
                            ==========  ==========   ==========  ==========
Basic earnings per share -
  weighted average shares   89,404,624  89,525,423   89,442,431  89,443,254

Dilutive effect of
  employee stock options     1,037,239           -    1,021,113           -
                            ----------  ----------   ==========  ==========
Diluted earnings per share -
  weighted average shares   90,441,863  89,525,423   90,463,544  89,443,254
                            ==========  ==========   ==========  ==========
Earnings per share:
  Basic                         $ 0.47     $(0.72)       $ 0.88    $ (0.31)
                            ==========  ==========   ==========  ==========
  Diluted                       $ 0.47     $(0.72)       $ 0.87    $ (0.31)
                            ==========  ==========   ==========  ==========

The effect of employee stock options for 1997 was 1,098,338 shares. These are not included in the calculations since they are antidilutive.

NOTE C - Inventories

The components of inventories at the end of the second quarter of 1998 and at year-end 1997, in millions of dollars, are as follows:

                             July 4            January 3
                               1998                 1998
                              ------              ------
Finished products            $ 257.5             $ 203.7
Work in process                 63.0                51.9
Raw materials                   48.9                43.8
Supplies                         2.6                 1.8
                              ------              ------
                             $ 372.0             $ 301.2
                              ======              ======

NOTE D - Cash Flow Information

Interest paid during the second quarters of 1998 and 1997 amounted to $7.5 million and $7.7 million, respectively. Interest paid for the six months of 1998 and 1997 amounted to $14.4 million and $12.8 million, respectively.

Income taxes paid during the second quarters of 1998 and 1997 were $37.2 million and $39.4 million, respectively. Income taxes paid for the six months of 1998 and 1997 were $46.6 million and $56.7 million, respectively.

Note E - Subsequent Event

On August 5, 1998 the company acquired 90% of the outstanding common shares of ZAG Industries Ltd., an innovator of plastic storage products, for approximately $114 million. The acquisition will be accounted for by the purchase method of accounting. This transaction is not expected to have a material proforma effect on the company's financial position or results of operations for the periods prior to the date of acquisition.

Note F - Comprehensive Income

In June of 1997, the Financial Accoun0ting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income". The Statement, which the company adopted in the first quarter of 1998, establishes standards for reporting and displaying comprehensive income
and its components in financial statements.   Where applicable, earlier
periods have been restated to conform to the standards set forth in FAS No.
130. The company's Comprehensive Income consists of net earnings and foreign currency translation adjustments which are presented before tax. The company does not provide for U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries. Accumulated other comprehensive income consists of foreign currency translation adjustments. Comprehensive income
(loss) for the second quarters of 1998 and 1997 were $38.8 million and ($69.8) million, respectively.

Note G - New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Essentially, the new statement requires all derivatives to recorded on the balance sheet at fair value and establishes new accounting practices for hedge instruments. The statement is effective for years beginning after June 15, 1999. The company is currently assessing the impact this statement will have on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The attached table, "Price/Volume Information" provides detail of the changes in net sales by business segment and geographic region. In addition, the attached table, "Business Segment Information", provides clarification of reported operating results for the second quarter and first six months of 1998 and 1997, reconciling them with pro-forma or "core" results. Core results exclude restructuring charges, restructuring-related transition costs associated with the company's restructuring plans and other costs. Restructuring charges include the severance associated with employment reductions, write-downs of assets either disposed of or impaired as a result of the initiatives or other business factors, environmental costs of remediating facilities to be closed or vacated and other similar exit costs. The restructuring-related transition costs are additional costs resulting from these major initiatives that are classified as period operating expenses within cost of sales or selling, general and administrative expense categories. These include the costs of moving production equipment, operating duplicative facilities while transferring production or distribution, consulting costs incurred in planning and implementing changes and other types of costs that have been incurred to facilitate the changes encompassed by the restructuring initiatives. Other costs excluded from core results are year-2000 systems compliance costs and CEO recruitment costs. Management judgmentally determines which costs should be classified as transition costs based on the criteria of whether the costs are unusual in nature and are expected to cease when the transition activities related to these initiatives end. Because the presence of restructuring charges and transition costs makes it difficult to see the underlying trends within the company's businesses, the company also presents its results on a pro forma or core basis, which excludes these as well as other non-recurring charges incurred in the period.

Net sales for the second quarter were $692 million, up 3% from net sales of $674 million in the same quarter of last year. Core unit volume growth generated substantially all of the increase. The most significant sales gains were made in the Mac Tools r and U.S. consumer mechanics tools markets and in the North American Fastening Systems business. U.S. markets continued to be strong for Stanley products, however, European and Asian markets reflected economic weakening. Revenue contributed by the late 1997 acquisition of Atro Industriale, SpA offset the divested sales activity from the Access Technologies European business to contribute a 1% increase in net sales. Foreign currency translation, primarily Asia, decreased sales by 1%. Net sales for the six month period increased by 3% to $1,364 million primarily from unit volume growth.

Gross profit of $243 million increased 7% from $227 million reported in the second quarter 1997. Gross profit as a percent of sales increased from 33.8% to 35.1%. Included in the second quarter cost of sales for 1998 was $3 million of restructuring-related transition costs, primarily for plant rationalization activities, as compared with $8 million recorded in 1997. Excluding these transition costs related to the start up and moving of production to new facilities, on a core basis, gross profit margin as a percent of sales increased to 35.5% from 34.9%. Substantially all of the margin improvement was contributed by the growth of the MacDirect (TM) program which provides for higher gross margins as additional volume is generated from

                                 -8-
a direct sales force rather than through independent distributors. These higher margins are offset to some extent by increased selling expenses.
This program, along with higher production volume and savings from productivity initiatives improved the year to date gross margins as a percent of sales from 33.5% to 35.2%. On a core basis, gross profit as a percent of sales for the six month period was 35.7%, up from 34.5% in the same period last year.

Selling, general and administrative expenses increased to $166 million in the second quarter 1998 from $154 million in 1997. As a percent of sales, these expenses increased from 22.8% to 24.0%. This change included increased spending on restructuring-related transition and other non-recurring costs from $5 million in 1997 to $13 million in 1998. Although the focus of restructuring initiatives has shifted this year from the consolidation of the North American distribution centers to the functional reorganization, related spending has not significantly changed year to year. The $8 million increase in non-recurring costs compared to last year is attributable primarily to systems conversions for the Year 2000 ("Y2k") remediation. To the greatest extent possible, the Y2k systems solutions are being designed to provide a common computer platform for the Company. This directly facilitates the centralization of functions envisioned by the restructuring initiatives. On a core basis selling, general and administration expenses increased $4 million over the prior year quarter. Higher selling and administration costs associated with the growth in the MacDirect (TM) program were partially offset by savings generated from restructuring initiatives. In addition, as planned, the early stages of the restructuring program to reallocate resources brings about a positive effect on gross margins, but also increases marketing, advertising and product development spending. Increased spending on growth programs is being closely monitored and is being limited to the extent of restructuring savings actually achieved.

Selling, general and administration expenses for the six month period were $337 million, or 24.7% of sales, as compared with $307 million, or 23.3% of
sales,  in the same period of 1997.   Transition and other non-core spending
in the first six months of 1998 of $26 million represented an increase of $16 million over the same period last year. As in the second quarter the increase
was primarily attributable to Y2k remediation costs.   Selling, general and
administration expenses excluding restructuring-related transition and other non-recurring costs was $311 million, up $14 million from the prior year due principally to the growth in the MacDirect (TM) program and reinvestment of savings achieved from the operational restructuring savings into spending on brand and new product development.

Net interest expense for the second quarter and for the six month period was slightly higher than the comparable period of 1997 due to higher net borrowings, which were used primarily to fund increased working capital. Other, net expense of $4.1 million in the second quarter 1998 was significantly lower than $13.6 million recorded in the prior year quarter. A one-time, non-cash charge was included in the 1997 quarter and related to stock options issued to the company's newly recruited chief executive officer and represented substantially all of the variance. The 1997 second quarter charge also represented the majority of the decrease in other, net expense for the six month period.

Net earnings of $42 million, or $.47 per diluted share, were reported for the second quarter 1998. In the second quarter of 1997, the company recorded a
significant restructuring and asset write-off charge of $137 million.   The

                                  -9-
charge related to restructuring initiatives providing for the reallocation of resources freed from streamlining manufacturing, sales, distribution and administrative operations in order to fund increased investment in brand and new product development to stimulate long-term profitable growth. Specifically, the company is reorganizing its operations into a product management organizational structure and will centralize manufacturing, engineering, sales and service, finance, human resource and information technology. Overall these actions are expected to result in a decrease of manufacturing and distribution facilities from 123 to 70 and change the composition of the company's workforce with a resulting reduction in net
employment levels of 4,500.   This charge contributed to a reported net loss
in the second quarter 1997 of $65 million, or $.72 per diluted share.   Net
earnings on a pro-forma or "core" basis, which excludes restructuring-related transition and other non-recurring charges, would have been $52 million, or $.58 per diluted share, in the second quarter 1998 as compared with $49 million, or $.55 per diluted share, in 1997.

The company's restructuring initiatives are progressing substantially as planned. While the anticipated results of the initiatives continue to be as originally estimated, the timing of project completions may potentially be delayed as it is dependent on the company's achievement of common systems. Through July 1998, 24 facilities have been closed and 1500 employees have been terminated (450 employees during 1998). During the first six months of 1998, the company made payments of $12 million for severance and benefit costs and payments of $4 million for other exit costs. At July 4, 1998, the reserve balances related to the restructuring was $183 million.

For the first six months of 1998 net income of $79 million, or $.87 per diluted share, was reported as compared with a net loss of $28 million, or $.31 per diluted share, in the same period of 1997. The net restructuring charge in 1997 of $133 million included a net restructuring gain reported in the first quarter 1997 resulting from the divestiture of several businesses offset by severance and other exit costs associated with the restructuring
program.    Net earnings for the six months on a core basis would have been
$99 million, or $1.09 per diluted share, as compared with $89 million, or $.99 per diluted share, in 1997.

In the Tools segment overall, second quarter net sales increased 3% over the
prior year, primarily from unit volume growth.   Both industrial and
engineered tools unit volume increased by 4% driven by the Mac Tools and Fastening Systems businesses. Unit volume for consumer tools increased only 1% with strength in the consumer mechanics tools market offsetting declines in
carpenters tools.    While pricing had no net effect on sales, increases in
consumer and industrial businesses offset the continuation of price erosion in the markets for pneumatic tools and fasteners. As reflected in the attached table, "Business Segment Information," second quarter 1998 core operating profits for this segment, excluding restructuring charges, restructuring-related transition costs and other non-recurring charges, were $87 million, up from $83 million in the prior year second quarter. As a percent of sales, operating profitability increased to 16.4% from 16.0% in the prior year. The profitability of the MacDirect (TM) program as well as the benefits of restructuring initiatives contributed to this improvement. For the six month period core operating profits were $163 million, or 15.5% of sales, up from $148 million, or 14.8% of sales in 1997.

The Hardware segment reported net sales of $86 million, essentially flat with the second quarter last year. Unit volume increases of 2% were offset by pricing and foreign currency translation. On a core basis, operating profit decreased to 10.0% from 14.2% in the prior year, reflecting both mix and lower than expected volumes in the Home Decor business. In the beginning of the quarter Home Decor's largest customers initiated corrections to their inventory levels, however, the necessary reductions in factory spending lagged the lower level of sales. This also contributed to the decline in core operating margins for the six month period declining from 14.7% of sales to 13.4% of sales.



                                  -10-
Net sales in the Specialty Hardware segment were $73 million, up 2% from the prior year. Very strong unit volume growth, driven primarily by the growth in Access Technologies' national account business in the U.S., increased sales by 7%. The recent divestiture of the European business of Access Technologies reduced sales by 6% and the net effects of pricing and foreign currency translation provided a net 1% increase in revenue. Core operating profit as a percent of sales increased to 8.2% from 5.6% in the second quarter due primarily to increased volumes, productivity gains and lower wood prices in the U.S. entry door business.

Core operating profits in the U.S. declined slightly to 15.8% of sales from an unusually strong 16.1% in the prior year quarter. European profitability declined to 11.1% of sales from 13.6% in 1997. The quarter reflected slowing in the company's European markets and continued pricing pressures in the
fastening systems business.   In Other Areas operating margins improved to
13.1% primarily due to the additional profitability of the company's Latin American business.

Liquidity and Sources of Capital

Net cash flow from operations was $11 million for the second quarter 1998, down substantially from $48 million generated in the same quarter of 1997. The lower net cash flow is due primarily to an increase in inventory levels reflecting the company's priority commitment to improving customer service. The focus on improving customer service also incorporates a SKU reduction program and an initiative to improve production planning. This short-term inventory build is not expected to be a significant ongoing cash requirement and is expected to be reversed as longer term improvements, including the SKU reduction and improved production planning, are implemented.

Capital expenditures of $14 million in the second quarter and $21 million for the six months were lower than spending in the comparable periods of the prior year. A major component of the company's restructuring initiative is the improvement of manufacturing efficiency through the establishment of the Stanley Production System "SPS". Activities associated with the SPS program have temporarily reduced the capital required to expand or improve capacity. The total anticipated spending for capital has not yet been determined, however, it is likely to be lower than the annual capital spending in prior years.

Other Issues

The company is reviewing its products in light of the December 1, 1997 Federal Trade Commission announcement of its enforcement policy with respect to "Made in USA" labeling. In some cases, this review will result in the company's increasing the domestic content of products or changing the labeling of products. The impact of these changes on the company's results of operations or financial position is not expected to be material.

On January 1, 1999, certain member countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies ("legacy currencies ") and one common currency - the euro. The euro will then trade on currency exchanges and may be used in business

                                    -11-
transactions. Beginning in January 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. The Company's operating subsidiaries affected by the euro conversion are developing plans to address the systems and business issues raised by the euro currency conversion. These issues include, among others, (1) the need to adapt computer and other business systems and equipment to accommodate euro-denominated transactions; and (2) the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis. The Company has not yet completed its estimate of the potential impact likely to be caused by the euro conversion, however, it is not expected to have a material adverse impact on its financial condition or results of operations.

Cautionary Statements Under the Private Securities Litigation Reform Act of
1995

The company's ability to achieve the growth expected from its restructuring initiatives is dependent on several factors. These factors include the ability to develop new products that will be successful in the marketplace; to expand into "near neighbor" or related products; to position Stanley(R) as a "Great Brand" in the marketplace; and to position the company as a low cost producer.

These initiatives are in turn dependent on several factors. These include the company's ability to generate the necessary cost savings to fund these initiatives from a reallocation of resources, including the simplification of the organization, the change in the composition of the workforce and the standardization of the operating mechanisms.

The company's ability to achieve savings from the resource reallocation is dependent upon the development and execution of comprehensive plans for the facility consolidations so that among other things, the closures can be executed without a disruption in customer service; the prompt resolution of any labor issues arising from any employee terminations related to the closure of facilities or to changes in the composition of the workforce; the implementation of process improvements in the company's manufacturing operations in order to meet customer requirements for on-time delivery, quality and value; the ability of the organization to complete the transition to a product management structure without losing focus on the business; the ability to recruit, train and retain high level employees with the relevant experience to execute the necessary changes; the availability of vendors to perform non-core functions; the need to respond to significant changes in product demand during the transition; the complexity and ultimate extent of Y2k compliance efforts; and unforeseen events.













-12-
                         THE STANLEY WORKS AND SUBSIDIARIES
                             PRICE/VOLUME INFORMATION
                          (Unaudited, Millions of Dollars)

NET SALES
                                            Second Quarter
                        ---------------------------------------------------
                                             Unit    ACQ/
                           1998     Price   Volume   DVT    Currency   1997
                        ---------------------------------------------------
INDUSTRY SEGMENTS
     Tools
       Consumer         $ 183.7       1%       1%      -      (3)%  $ 184.5
       Industrial         151.1       -        4%      -       -      145.3
       Engineered         197.9      (2)%      4%      5%     (1)%    186.4
                         ------                                      ------
         Total Tools      532.7       -        3%      2%     (2)%    516.2
     Hardware              86.3      (1)%      2%      -      (1)%     86.2
     Specialty Hardware    72.8       2%       7%     (6)%    (1)%     71.2
                         ------                                      ------
       Consolidated     $ 691.8       -        3%      1%     (1)%  $ 673.6
                         ======                                      ======
GEOGRAPHIC AREAS
     United States      $ 502.7       -        5%      -        -   $ 479.7
     Europe               109.6       -       (1)%     6%     (2)%    106.3
     Other Areas           79.5       1%      (2)%     -      (8)%     87.6
                         ------                                      ------
       Consolidated     $ 691.8       -        3%      1%     (1)%  $ 673.6
                         ======                                      ======


                                             Year to Date
                       ----------------------------------------------------
                                             Unit    ACQ/
                           1998     Price   Volume   DVT   Currency    1997
                       ----------------------------------------------------
INDUSTRY SEGMENTS
     Tools
       Consumer         $ 356.7       1%       2%      -     (4)%   $ 358.9
       Industrial         302.2       -        7%      -      -       281.5
       Engineered         386.3      (2)%      5%      6%    (1)%     358.5
                        -------                                     -------
         Total Tools    1,045.2       -        5%      2%    (2)%     998.9
     Hardware             182.6      (2)%      5%      -     (1)%     179.3
     Specialty Hardware   135.9       2%       4%     (9)%   (1)%     142.0
                        -------                                     -------
       Consolidated   $ 1,363.7       -        5%      -     (2)% $ 1,320.2
                        =======                                     =======
GEOGRAPHIC AREAS
     United States    $   978.4      (1)%      7%     (1)%    -   $   935.5
     Europe               229.5       1%       3%      7%    (4)%     214.1
     Other Areas          155.8       1%      (1)%    (1)%   (8)%     170.6
                        -------                                     -------
       Consolidated   $ 1,363.7       -        5%      -     (2)% $ 1,320.2
                        =======                                     =======



                                      -13-

                          THE STANLEY WORKS AND SUBSIDIARIES
                             BUSINESS SEGMENT INFORMATION
                           (Unaudited, Millions of Dollars)

OPERATING PROFIT
                                       Second Quarter 1998
                      -----------------------------------------------------
                                              Related                 Core
                                   Restrg   Transition               Profit
                       Reported    Charges     Costs       Core      Margin
                      -----------------------------------------------------
INDUSTRY SEGMENTS
    Tools             $   76.5     $   -     $  11.1    $  87.6       16.4%
    Hardware               6.4         -         2.2        8.6       10.0%
    Specialty Hardware     3.0         -         3.0        6.0        8.2%
                         -----      -----      -----      -----
       Total              85.9         -        16.3      102.2       14.8%
    Net corporate
       expenses          (11.8)        -           -      (11.8)
    Interest expense      (6.6)        -           -       (6.6)
                         -----      -----      -----      -----
    Earnings before
       income taxes   $   67.5     $   -      $ 16.3    $  83.8
                         =====      =====      =====      =====
GEOGRAPHIC AREAS
    United States     $   65.1     $   -      $ 14.5   $   79.6       15.8%
    Europe                11.2         -         1.0       12.2       11.1%
    Other Areas            9.6         -         0.8       10.4       13.1%
                         -----      -----      -----      -----
       Total          $   85.9     $   -      $ 16.3    $ 102.2       14.8%
                         =====      =====      =====      =====

                                     Second Quarter 1997
                      -----------------------------------------------------
                                              Related                 Core
                                   Restrg   Transition               Profit
                       Reported    Charges     Costs*       Core     Margin
                      -----------------------------------------------------
INDUSTRY SEGMENTS
    Tools             $  (38.3)    $ 110.7    $ 10.4    $  82.8       16.0%
    Hardware               2.6         7.5       2.1       12.2       14.2%
    Specialty Hardware    (9.8)       13.7         -        3.9        5.6%
                          -----      -----     -----      -----
       Total             (45.5)      131.9      12.5       98.9       14.7%
    Net corporate
       expenses          (29.6)        5.3      11.0      (13.3)
    Interest expense      (6.4)          -         -       (6.4)
                          -----      -----     -----      -----
    Earnings (loss) before
       income taxes   $  (81.5)    $ 137.2    $ 23.5    $  79.2
                          =====      =====     =====      =====
GEOGRAPHIC AREAS
    United States     $  (19.1)    $  87.6    $  8.5    $  77.0       16.1%
    Europe               (12.0)       24.1       2.4       14.5       13.6%
    Other Areas          (14.4)       20.2       1.6        7.4        8.4%
                          -----      -----     -----      -----
       Total          $  (45.5)    $ 131.9    $ 12.5    $  98.9       14.7%
                          =====      =====     =====      =====
* Includes stock option charge.
                                        -14-
                          THE STANLEY WORKS AND SUBSIDIARIES
                            BUSINESS SEGMENT INFORMATION
                          (Unaudited, Millions of Dollars)

OPERATING PROFIT
                                           Year to Date 1998
                     ------------------------------------------------------
                                               Related                Core
                                   Restrg     Transition             Profit
                       Reported    Charges      Costs      Core      Margin
                     ------------------------------------------------------
INDUSTRY SEGMENTS
    Tools             $  139.4    $   -      $  23.1    $ 162.5       15.5%
    Hardware              20.1        -          4.3       24.4       13.4%
    Specialty Hardware     2.9        -          5.2        8.1        6.0%
                         -----     -----       -----      -----
       Total             162.4        -         32.6      195.0       14.3%
    Net corporate
       expenses          (23.3)       -            -      (23.3)
    Interest expense     (13.4)       -            -      (13.4)
                         -----     -----       -----      -----
    Earnings before
       income taxes   $  125.7    $   -      $  32.6    $ 158.3
                         =====     =====       =====      =====
GEOGRAPHIC AREAS
    United States     $  120.3    $   -      $  28.8    $ 149.1       15.2%
    Europe                24.6        -          2.3       26.9       11.7%
    Other Areas           17.5        -          1.5       19.0       12.2%
                         -----     -----       -----      -----
       Total          $  162.4    $   -      $  32.6    $ 195.0       14.3%
                         =====     =====       =====      =====

                                       Year to Date 1997
                     ------------------------------------------------------
                                              Related                 Core
                                   Restrg    Transition              Profit
                       Reported     Chgs        Costs*      Core     Margin
                     ------------------------------------------------------
INDUSTRY SEGMENTS
    Tools             $   17.7    $  111.8    $ 18.0    $ 147.5       14.8%
    Hardware              14.4         7.9       4.0       26.3       14.7%
    Specialty Hardware    (7.5)       14.3       0.2        7.0        4.9%
                         -----       -----     -----      -----
       Total              24.6       134.0      22.2      180.8       13.7%
    Net corporate
       expenses          (35.4)       (1.4)     11.1      (25.7)
    Interest expense     (12.0)          -         -      (12.0)
                         -----       -----     -----      -----
    Earnings (loss) before
       income taxes   $  (22.8)   $  132.6    $ 33.3    $ 143.1
                         =====       =====     =====      =====
GEOGRAPHIC AREAS
    United States     $   34.1    $   88.8    $ 16.1    $ 139.0       14.9%
    Europe                (0.7)       24.5       3.5       27.3       12.8%
    Other Areas           (8.8)       20.7       2.6       14.5        8.5%
                         -----       -----     -----      -----
       Total          $   24.6    $  134.0    $ 22.2    $ 180.8       13.7%
                         =====       =====     =====      =====
* Includes stock option charge
                                      -15-

PART II OTHER INFORMATION

Item 2. - Changes in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities

(1) During the second fiscal quarter of 1998, 1,183 shares were issued to certain participants in the Company's U.K. Savings Related Share Plans (the "Savings Plan").

(2) Participation in the Savings Plan is offered to all employees of the Company's subsidiaries in the United Kingdom.

(3) The total dollar value of the shares issued during the quarter was $22,119.69.

460 shares were issued at $18.15 per share with an aggregate value of
$8,349.00

368 shares were issued at $15.5334 per share with an aggregate value of
$5,716.29

166 shares were issued at $15.8834 per share with an aggregate value of
$2,636.64

94 shares were issued at $24.15 per share with an aggregate value of $2,270.10

95 shares were issued at $33.1333 per share with an aggregate value of
$3,147.66


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

(5) Under the Savings Plans, employees are given the right to buy a specified number of shares with the proceeds of a "Save-as-You-Earn" savings contract. Under the savings contract, the employee authorizes 60 monthly deductions from his or her paycheck At the end of the five year period, the employee may elect to (i) use all or a part of the accumulated savings to buy all or some of the shares under the employee's options, (ii) leave the accumulated savings with the financial institution that has custody of the funds for an additional two years or (iii) take a cash distribution of the accumulated savings. The option to purchase shares will lapse at the end of the five year period if not exercised at that time. Employees who are terminated and whose options have not lapsed have six months from the date of termination to elect to receive shares with the savings accumulated as of the termination date.




                                     -16-
Item 4. - Submission of Matters to a Vote of Security-Holders

(a)  The company's annual meeting of shareholders was held on April 15, 1998.

(c)(i) The following directors were elected:

                                 Shares Voted     Shares
                                      For        Withheld     Non-Votes
                                  - - - - - -    - - - - -    - - - - -
       James G. Kaiser            70,773,888     1,166,845       0
       Hugo E. Uyterhoeven        70,843,918     1,096,815       0
       Walter W. Williams         70,794,017     1,146,716       0

(ii) The material terms of performance goals were approved by the following vote:

      Shares Voted     Shares Voted     Shares Voted
           For            Against         Abstaining     Non-Votes
      - - - - - - -    - - - - - -       - - - - - -     - - - - -
       67,940,612        3,226,359         773,761          0

(iii) The 1997 Long-Term Plan was approved by the following vote:

      Shares Voted     Shares Voted     Shares Voted
           For            Against         Abstaining     Non-Votes
      - - - - - - -    - - - - - -       - - - - - -     - - - - -
       51,740,755      19,333,871         866,106           0

(iv) Ernst & Young LLP was approved as the company's independent auditors by the following vote:

      Shares Voted     Shares Voted     Shares Voted
           For            Against         Abstaining     Non-Votes
      - - - - - - -    - - - - - -       - - - - - -     - - - - -
       71,163,016        497,444          280,273           0


Item 6. - Exhibits and Reports on Form 8-K

(a) Exhibits

         (1) See Exhibit Index on page 19

(b) Reports on Form 8-K.

         (1) Registrant filed a Current Report on Form 8-K, dated April 22, 1998, in respect of the Registrant's press release announcing first quarter earnings.

         (2) Registrant filed a Current Report on Form 8-K, dated April 23, 1998, in respect of the Registrant's press release announcing that it had signed a definitive agreement to acquire 90% of the outstanding shares of ZAG Industries, Ltd.

         (3) Registrant filed a Current Report on Form 8-K, dated June 23, 1998, in respect of the Registrant's press release discussing expected second quarter results and long-term business outlook.

                             Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE STANLEY WORKS


Date: August 18, 1998               By:  Theresa F. Yerkes

                                         Theresa F. Yerkes
                                         Vice President and
                                         Controller (Chief Financial
                                         Officer, Chief Accounting
                                         Officer and Authorized
                                         Signatory of the Registrant)

EXHIBIT INDEX


EXHIBIT LIST

 (3)  (i)  By-laws.

(10)  (i)  Note Purchase Agreement, dated as of June 30, 1998, between
           Stanley Account Value Plan Trust, acting by and through Citibank, N.A., as trustee under the trust agreement for the Stanley Account Value Plan, for $41,050,763 6.07% Senior ESOP Guaranteed Notes Due December 31, 2009.

     (ii) New 1991 Loan Agreement dated June 30, 1998 between The Stanley Works, as lender, and Citibank, N.A., as trustee under the trust agreement for the Stanley Account Value Plan, to refinance the 1991 Salaried ESOP Loan and the 1991 Hourly ESOP Loan and their related promissory notes.

    (iii)  Management Incentive Compensation Plan effective January 4,
           1998.

(12) Computation of Ratio of Earnings to Fixed Charges

(27) Financial Data Schedule