Form 10-Q
period 1998-10-03
STANLEY WORKS
filed 1998-11-17
CIK 93556

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549


                                 FORM 10-Q


      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934
          For the quarterly period ended October 3, 1998.

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: shares of the company's Common Stock ($2.50 par value) were outstanding 88,805,497 as of November 13, 1998.






         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  THE STANLEY WORKS AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
        (Unaudited, Millions of Dollars Except Per Share Amounts)




                             Third Quarter            Nine Months
                             1998     1997          1998       1997
                            ------   ------      --------   --------
Net Sales                  $ 689.6  $ 650.5     $ 2,053.3  $ 1,970.7

Costs and Expenses
  Cost of sales              453.2    436.6       1,337.1    1,314.1
  Selling, general and
    administrative           172.7    148.2         509.9      455.2
  Interest - net               7.4      4.2          17.4       12.9
  Other - net                  2.7      2.0           9.6       19.2
  Restructuring and
    asset write-offs             -    105.9             -      238.5
                            ------   ------      --------   --------
                             636.0    696.9       1,874.0    2,039.9
                            ------   ------      --------   --------
Earnings (Loss) before
    income taxes              53.6    (46.4)        179.3      (69.2)

Income Taxes                  20.2     (5.8)         67.3       (0.8)
                            ------   ------      --------   --------
Net Earnings (Loss)        $  33.4  $ (40.6)    $   112.0  $   (68.4)
                            ======   ======      ========   ========
Net Earnings (Loss) Per
    Share of Common Stock

     Basic                 $  0.37  $ (0.46)    $    1.25  $   (0.77)
                            ======   ======      ========   ========
     Diluted               $  0.37  $ (0.46)    $    1.24  $   (0.77)
                            ======   ======      ========   ========
Dividends per share        $ 0.215  $  0.20     $   0.615  $    0.57
                            ======   ======      ========   ========
Average shares outstanding
    (in thousands)

     Basic                  89,367   89,571        89,413     89,468
                            ======   ======      ========   ========
     Diluted                90,102   89,571        90,338     89,468
                            ======   ======      ========   ========




See notes to consolidated financial statements.

                           THE STANLEY WORKS AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                            (Unaudited, Millions of Dollars)

                                                       October 3     January 3
                                                           1998          1998

                                                        --------      --------
ASSETS
Current Assets
   Cash and cash equivalents                        $      65.2    $    152.2
   Accounts and notes receivable                          546.7         472.5
   Inventories                                            388.9         301.2
   Other current assets                                    83.9          79.4
                                                        --------      --------
Total Current Assets                                    1,084.7       1,005.3

Property, plant and equipment                           1,190.0       1,166.1
   Less: accumulated depreciation                        (680.6)       (652.9)
                                                        --------      --------
                                                          509.4         513.2

Goodwill and other intangibles                            202.9         104.1
Other assets                                              144.7         136.1
                                                        --------      --------
                                                     $  1,941.7    $  1,758.7
                                                        ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Short-term borrowings                             $    194.3    $     80.8
   Current maturities of long-term debt                    17.0          50.0
   Accounts payable                                       160.7         155.5
   Accrued expenses                                       310.3         336.4
                                                        --------      --------
Total Current Liabilities                                 682.3         622.7

Long-term debt                                            343.7         283.7
Other liabilities                                         257.9         244.5

Shareholders' Equity
   Common stock                                           230.9         230.9
   Retained earnings                                      862.3         806.6
   Accumulated other comprehensive income (loss)          (85.2)        (85.3)
   ESOP debt                                             (218.4)       (223.8)
                                                        --------      --------
                                                          789.6         728.4
       Less: cost of common stock in treasury             131.8         120.6
                                                        --------      --------
 Total Shareholders' Equity                               657.8         607.8
                                                        --------      --------
                                                     $  1,941.7    $  1,758.7
                                                        ========      ========



See notes to consolidated financial statements.

                     THE STANLEY WORKS AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Unaudited, Millions of Dollars)

                                        Third Quarter        Nine Months
                                        1998     1997       1998      1997
                                       ------   ------     ------    ------
Operating Activities
  Net earnings (loss)                 $  33.4  $ (40.6)   $ 112.0   $ (68.4)
  Depreciation and amortization          20.0     18.5       58.1      55.9
  Restructuring and asset write-offs        -    105.9          -     238.5
  Other non-cash items                    1.1    (31.7)      11.7     (45.8)
  Changes in operating assets
     and liabilities                    (58.5)    22.4     (196.0)    (54.4)
                                        ------   ------    ------   -------
  Net cash provided (used) by            (4.0)    74.5      (14.2)    125.8
     operating activities

Investing Activities
  Capital expenditures                  (14.4)   (18.8)     (35.3)    (55.3)
  Capitalized software                   (4.3)    (1.7)      (6.1)     (8.3)
  Business acquisitions                 (99.9)    (7.5)     (99.9)     (7.5)
  Proceeds from sales of businesses         -        -        3.0      34.8
  Investment in affiliated company          -     (0.9)         -     (23.1)
  Other                                  (2.0)     4.5        3.7       7.8
                                        ------   ------    -------  -------
  Net cash used by
     investing activities              (120.6)   (24.4)    (134.6)    (51.6)

Financing Activities
  Payments on long-term borrowings       (1.9)    (1.2)     (40.0)     (4.6)
  Proceeds from long-term borrowings     60.7      0.5       60.7       2.8
  Net short-term borrowings              76.6     20.4      113.1      41.8
  Proceeds from issuance of common stock  5.0      9.8       19.5      25.2
  Purchase of common stock for treasury  (8.7)   (24.3)     (38.3)    (42.1)
  Cash dividends on common stock        (19.1)   (16.5)     (54.7)    (33.0)
                                        ------   ------    -------  -------
Net cash provided (used) by
     financing activities               112.6    (11.3)      60.3      (9.9)

Effect of Exchange Rate Changes on Cash  (0.2)     0.3        1.5      (1.6)
                                        ------   ------    -------  -------
Increase (decrease) in Cash and
     Cash Equivalents                   (12.2)    39.1      (87.0)     62.7

Cash and Cash Equivalents,
     Beginning of Period                 77.4    107.6      152.2      84.0
                                        ------   ------    -------  -------
Cash and Cash Equivalents,
     End of Third Quarter             $  65.2  $ 146.7    $  65.2   $ 146.7
                                        ======   ======    =======  =======

See notes to consolidated financial statements.

                         THE STANLEY WORKS AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CHANGES
                               IN SHAREHOLDERS' EQUITY
                          (Unaudited, Millions of Dollars)

                                    Accumulated
                                    Other Compre-
                                       hensive                     Total
                    Common  Retained   Income    ESOP  Treasury  Shareholders'
                     Stock  Earnings   (Loss)    Debt    Stock     Equity
                    ---------------------------------------------------------
Balance Jan 3,1998   $230.9  $806.6   $(85.3)  $(223.8)  $(120.6)   $607.8
Comprehensive income:
    Net earnings              112.0
    Foreign currency
      translation                        0.1
Total comprehensive
  income                                                             112.1
Cash dividends
  declared                    (54.7)                                 (54.7)
Net common stock
  activity                     (7.4)                       (11.2)    (18.6)
Tax benefit related
  to stock options              3.7                                    3.7
ESOP debt                                          5.4                 5.4
ESOP tax benefit                2.1                                    2.1
                    ---------------------------------------------------------
Balance Oct 3,1998   $230.9  $862.3   $(85.2)  $(218.4)  $(131.8)   $657.8
                    =========================================================

                                    Accumulated
                                    Other Compre-
                                      hensive                      Total
                    Common  Retained  Income   ESOP   Treasury  Shareholders'
                     Stock  Earnings  (Loss)    Debt     Stock     Equity
                    ---------------------------------------------------------
Balance Dec 28,1996  $230.9  $919.0   $(45.5)  $(234.8)   $(89.5)   $780.1
Comprehensive loss:
    Net loss                  (68.4)
    Foreign currency
      translation                      (19.8)
Total comprehensive
  income (loss)                                                      (88.2)
Cash dividends
  declared                    (50.8)                                 (50.8)
Net common stock
  activity                     (8.2)                        (7.7)    (15.9)
Tax benefit related
  to stock options              5.2                                    5.2
ESOP debt                                          7.5                 7.5
ESOP tax benefit                2.2                                    2.2
                    ---------------------------------------------------------
Balance Sept 27,1997 $230.9  $799.0   $(65.3)  $(227.3)   $(97.2)   $640.1
                    =========================================================

See notes to consolidated financial statements.
                                      -4-


                         THE STANLEY WORKS AND SUBSIDIARIES
        NOTES TO (Unaudited) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 October 3, 1998


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

NOTE B - Earnings Per Share Computation

The following table reconciles the weighted average shares outstanding used to calculate basic and diluted earnings per share.

                                Third Quarter              Nine Months
                               1998       1997           1998       1997
                            ----------  ----------   ----------  ----------
Net earnings (loss) -
  basic and diluted             $ 33.4     $(40.6)     $ 112.0      $(68.4)
                            ==========  ==========   ==========  ==========
Basic earnings per share -
  weighted average shares   89,367,471  89,571,016   89,412,986  89,468,292

Dilutive effect of
  employee stock options       734,349           -      925,461           -
                            ----------  ----------   ==========  ==========
Diluted earnings per share -
  weighted average shares   90,101,820  89,571,016   90,338,447  89,468,292
                            ==========  ==========   ==========  ==========
The effect of employee stock options for the third quarter and first nine months of 1997 was 1,104,519 and 997,745 shares respectively. These are not included in the calculations since they are antidilutive.

NOTE C - Inventories

The components of inventories at the end of the third quarter of 1998 and at year-end 1997, in millions of dollars, are as follows:

                           October 3           January 3
                                1998                1998
                              ------              ------
Finished products            $ 275.2             $ 203.7
Work in process                 59.9                51.9
Raw materials                   53.8                45.6
                              ------              ------
                             $ 388.9             $ 301.2
                              ======              ======


                                   -5-
NOTE D - Cash Flow Information

Interest paid during the third quarters of 1998 and 1997 amounted to $4.2 million and $3.9 million, respectively. Interest paid for the nine months of 1998 and 1997 amounted to $18.6 million and $16.6 million, respectively.

Income taxes paid during the third quarters of 1998 and 1997 were $17.7 million and $13.9 million, respectively. Income taxes paid for the nine months of 1998 and 1997 were $64.3 million and $70.6 million, respectively.

Note E - Comprehensive Income

In June of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income". The Statement, which the company adopted in the first quarter of 1998, establishes standards for reporting and displaying comprehensive income
and its components in financial statements.   Where applicable, earlier
periods have been restated to conform to the standards set forth in SFAS No.
130. The company's comprehensive income consists of net earnings (loss) and foreign currency translation adjustments which are presented before tax. The company does not provide for U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries. Accumulated other comprehensive income
(loss) consists of foreign currency translation adjustments. Comprehensive income (loss) for the third quarters of 1998 and 1997 were $33.5 million and ($48.7) million, respectively.

Note F - New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Essentially, the new statement requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting practices for hedge instruments. The statement is effective for fiscal years beginning after June 15, 1999. The company is currently assessing the impact this statement will have on its consolidated financial statements.


Note G - Acquisition

On August 5, 1998 , the company acquired Zag Industries Ltd. (Zag), an innovator of plastic storage products, for $130 million. The acquisition has been accounted for as a purchase and, accordingly, the operating results of Zag have been included in the company's consolidated financial statements since the date of acquisition. Pro forma results for the periods prior to the acquisition have not been presented as they would not have been significantly different. The purchase price included a cash payment of $114 million, contingent payments based on Zag's estimated earnings over a five year period and acquisition related costs. Excess purchase price over the fair market value of the assets acquired was allocated to goodwill based on preliminary estimates of fair values.






                                  -6-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The attached table, "Price/Volume Information" provides detail of the changes in net sales by business segment and geographic region. In addition, the attached table, "Business Segment Information", provides clarification of reported operating results for the third quarter and first nine months of 1998 and 1997, reconciling them with pro-forma or "core" results. Core results exclude restructuring charges, restructuring-related transition costs associated with the company's restructuring plans and other costs. Restructuring charges include the severance associated with employment reductions, write-downs of assets either disposed of or impaired as a result of the initiatives or other business factors, environmental costs of remediating facilities to be closed or vacated and other similar exit costs. The restructuring-related transition costs are additional costs resulting from these major initiatives that are classified as period operating expenses within cost of sales or selling, general and administrative expense categories. These include the costs of moving production equipment, operating duplicative facilities while transferring production or distribution, consulting costs incurred in planning and implementing changes and other types of costs that have been incurred to facilitate the changes encompassed by the restructuring initiatives. Management uses its judgment to determine which costs should be classified as transition costs based on the criteria of whether the costs are unusual in nature and are expected to cease when the transition activities related to these initiatives end. Because the presence of restructuring charges and transition costs makes it difficult to see the underlying trends within the company's businesses, the company also presents its results on a pro forma or core basis, which excludes these as well as other non-recurring charges incurred in the period.

Net sales for the third quarter were $690 million, up 6% from net sales of $651 million in the same quarter of last year. Unit sales volume from ongoing businesses increased 5% led by U.S. mechanics tools, U.S. and European hand tools and North American fastening systems products. Revenue also increased by 2% from the net contribution of acquisitions. The net effect of pricing was negligible and the effects of foreign currency translation decreased sales
by 1%.   Net sales for the nine months were $2,053 million, or 4% higher than net sales of $1,971 million in the same period of last year. Unit volume growth, principally in U.S. mechanics tools, contributed to the sales gains.

Gross profit of $236 million increased 11% from $214 million reported in the third quarter 1997. Gross profit as a percent of sales increased from 32.9% to 34.3%. Included in the third quarter cost of sales for 1998 was $5 million of restructuring-related transition costs, primarily for plant rationalization activities, as compared with $8 million recorded in the prior year. Excluding these transition costs which related to start up inefficiencies, consulting and moving production to new facilities, core gross profit margin as a percent of sales increased to 35.0% from 34.2%. Contributing to higher margins were the growth in the MacDirect (TM) venture, increased production volumes and the savings from restructuring and other productivity initiatives.

For the first nine months of 1998, gross profits as a percent of sales improved to 34.9% from 33.3% in the same period of 1997.  On a core basis, gross profit margins improved from 34.4% to 35.5% driven by the same factors impacting third quarter results.
                                     -7-
Selling, general and administrative expenses increased to $173 million, or
25.0% of sales in the third quarter 1998, as compared with $148 million, or 22.8% of sales in the prior year. Approximately $10 million of the $25 million increase in spending represented higher restructuring-related transition and other non-recurring costs, which increased from $10 million in 1997 to $20 million in 1998. Substantially all of that increase is attributable to incremental spending on systems conversions for the Year 2000 ("Y2K") remediation. To the greatest extent possible, the Y2K systems solutions are being designed to provide a common computer platform for the company which directly facilitates the centralization of functions envisioned by the restructuring initiatives. Such costs were $13 million in the third quarter
and, to date, are $25 million.   In 1997, transition costs represented
duplicative distribution facility costs, consulting and the costs to move inventory and equipment. Transition costs in 1998 include consulting for legal and structural reorganization, recruiting and relocation of employees and the cost of transition employees involved in reorganizing the functions.
On a core basis, selling, general and administrative expenses increased $14 million, or 10% over the third quarter of 1997 due to the growth in the MacDirect (TM) venture and additional spending in product and brand development.

Selling, general and administrative expenses for the nine-month period were $510 million, or 24.8% of sales, as compared with $455 million, or 23.1% of sales, in the same period of 1997. Transition and other non-recurrent spending in the first nine months of 1998 of $46 million represented an increase of $26 million, primarily related to the incremental spending on Y2K remediation. Selling, general and administrative expenses excluding restructuring-related transition and other non-recurring costs was $464 million, up $29 million from the prior year period from essentially the same factors which impacted the third quarter.

Net interest expense for the third quarter of $7 million was $3 million higher than the third quarter of last year due to higher net borrowings, which were used to fund the acquisition of Zag and higher working capital levels. For the nine-month period, net interest expense was $17 million, or $4 million higher than the prior year period due to higher borrowings, which funded increased working capital.

Net earnings of $33 million, or $.37 per diluted share, were reported for the third quarter 1998. In the third quarter of 1997, the company recorded a net loss of $41 million, or $.46 per diluted share due to a significant restructuring and asset write-off charge of $106 million. The charge related to restructuring initiatives designed to reallocate the resources freed from streamlining manufacturing, sales, distribution and administrative operations
to fund increased investment in brand and new product development.   Net
earnings on a pro-forma or "core" basis excluding restructuring-related transition and other non-recurring charges, would have been $49.4 million, or $.55 per diluted share in the third quarter 1998, up slightly from $48.9 million, or $.54 per diluted share, in 1997.

The ultimate financial returns of the restructuring initiatives continue to be assessed as originally estimated; however, the timing of some projects has shifted. Progress on the plant rationalization component of the restructuring has resulted in 24 facilities being closed to date. Projects related to the reorganization of major functions are also progressing solidly; however, the completion dates for several of these are delayed somewhat as the plan to convert to a single common information system can not occur until after Y2K

                                 -8-
systems conversions are complete. During the first nine months of 1998, the company made payments of $18 million for severance and benefit costs and
payments of $8 million for other exit costs.   As of October 3, 1998, the
reserve balance related to the restructuring was $171 million.

For the nine months ended October 3, 1998, net income of $112 million, or $1.24 per diluted share, was reported as compared with a net loss of $68
million, or $.77 per diluted share, in the same period of 1997.   The net
restructuring charge of $238 million in 1997 included a first quarter 1997 net gain from the divestiture of several businesses. Net earnings for the nine months on a core basis would have been $148 million, or $1.64 per diluted share, as compared with $138 million, or $1.53 per diluted share, in 1997.

In the Tools segment, third quarter net sales increased 9%, primarily from unit volume growth in consumer and industrial tools. As reflected in the attached table, "Business Segment Information," third quarter 1998 core operating profits for this segment, excluding restructuring charges, restructuring-related transition costs and other non-recurring charges, were $79 million, or 14.7% of sales, as compared with $81 million, or 16.5% of sales in the third quarter 1997. The decline in margins reflects a shift in mix to lower margin consumer products, costs associated with operational problems in certain manufacturing facilities and costs incurred to improve customer service. For the nine-month period core operating profits were $241 million, up 6% from the prior year. Operating margins as a percent of sales were flat at 15.3%. The increased profitability in the first and second quarters, primarily due to volume growth and restructuring and procurement savings, was diluted by third quarter operational issues.

The Hardware segment reported net sales of $82 million, down 5% from the prior year from continued pricing erosion and a shift in mix to lower-margin consumer business. The effects of foreign currency translation and unit volume both decreased sales 1% from the prior year. On a core basis operating profits were flat with a year ago, although, as a percent of sales operating profits were 12.1%, up from 11.6% in the third quarter 1997. For the nine-month period, operating margins were $34 million, or 13.0% of sales, as compared with $36 million, or 13.7% of sales in the prior year period. Operating margins earlier in 1998 had been slightly lower as manufacturing costs had not been reduced quickly enough in response to key customer inventory corrections.

Net sales in the Specialty Hardware segment were $73 million, down 3% from the prior year. The increase in unit volume was driven primarily by volume growth in Access Technologies. Selected price increases contributed a 1% growth in sales. These gains were offset by a 6% decline in sales related to the divestiture of the European business of Access Technologies and a 1% decline in sales as a result of the effect of foreign currency translation. Core operating profits increased significantly to $8 million, or 11.0% of sales from $4 million, or 5.6% of sales, in the prior year quarter. The increase reflected favorable pricing, material cost savings and the disposition of the lower margin European business. Core operating profit for the nine months improved for the same reasons from 5.2% of sales to 7.7% of sales.

Geographically, U.S. core operating margins declined to 14.7% of sales in the third quarter 1998 from 15.5% in the prior year quarter. The decline reflects the shift to lower margin consumer product and the cost incurred at
manufacturing facilities to improve customer service.   In Europe core
operating margins declined from 12.3% to 11.1% primarily due to the effect of recent acquisitions. In Other areas core operating margins increased from 12.2% to 14.0% due to improvements in Latin American operations.
                                   -9-

Liquidity and Sources of Capital

In the third quarter 1998, a net cash outflow of $4 million was generated due to increases in working capital and payments of severance and other benefits
related to restructuring initiatives.    Excluding the severance and other
restructuring payments, operating cash flow would have been $6 million. Shipping during the third quarter was particularly skewed to the later weeks of the quarter, which had a noticeable impact on receivable levels. In addition, the timing of cash payments on accounts payables also contributed to a short-term impact on cash flow. Despite higher levels of working capital, primarily inventory reflecting a commitment to improve customer service, the company continues to generate positive contributions to cash flow from earnings. Cash flow is expected to return to more typical levels during the fourth quarter of 1998, however, will likely be lower than the fourth quarter of 1997 due to an additional week of business included in that fiscal year.

Capital expenditures were $14 million for the third quarter and $35 million for the nine months, which is lower than spending in the comparable periods of the prior year. Facility consolidation, continued outsourcing and the Stanley Production System ("SPS") have combined to reduce capital spending. The total spending for capital is likely to be approximately $50 to $60 million for the full year.

The company acquired Zag Industries Ltd. on August 5, 1998 for a purchase price of $130 million. Net cash used to purchase the business of $100 million was funded by commercial paper classified as long-term debt due to the company's intention and ability to continue to refinance this obligation on a long-term basis.

Euro Conversion

On January 1, 1999, certain member countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies ("legacy currencies") and one common currency, the euro. The euro will then trade on currency exchanges and may be used in business transactions. Beginning in January 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. The company's operating subsidiaries affected by the euro conversion are developing plans to address the systems and business issues raised by the euro currency conversion. These issues include, among others, (1) the need to adapt computer and other business systems and equipment to accommodate euro-denominated transactions; and (2) the competitive impact of cross-border price transparency. The company has not yet completed its estimate of the potential impact likely to be caused by the euro conversion; however, it is not expected to have a material impact on its results of operations, liquidity or financial condition.

Year 2000 Update

Since many computer systems and other equipment with embedded chips or processors use only two digits to represent the year, these business systems may be unable to process accurately certain data before, during or after the year 2000. As a result, business and governmental entities are at risk for possible miscalculations or systems failures causing disruptions in their business operations. This is commonly known as the Year 2000 issue. The Year 2000 issue can arise at any point in the company's supply, manufacturing, distribution and financial chains.
                                    -10-
A Y2K project office was established in September 1997 and is staffed with internal managers who are responsible for oversight and implementation of the comprehensive Y2K project. Approximately 80% of the internal information technology resources were committed to Year 2000 remediation efforts in 1998. The scope of the project includes: ensuring the compliance of all applications, operating systems and hardware on mainframe, PC and LAN platforms; addressing issues related to software and non-IT embedded systems used in plant and distribution facilities; and addressing the compliance of key suppliers and customers. The project has four phases: inventory and assessment of systems and equipment affected by the Year 2000 issue; definition of strategies to address affected systems and equipment; remediation or replacement of affected systems and equipment; and testing that each is Year 2000 compliant.

With respect to ensuring the compliance of all applications, operating systems and hardware (other than PCs) on the company's various computer platforms, the assessment and definition of strategies phases have been completed. It is estimated that 55% of the remediation or replacement and testing phases have been completed with most of the major information systems expected to be completed by mid 1999. The inventory of all PC's and related equipment is 80% complete with assessment, remediation and testing 20% complete and expected to be fully complete by October 1999.

With respect to addressing issues related to software and non-IT embedded systems used in the company's manufacturing and distribution facilities, the assessment and definition of strategies phases have been completed. The remediation or replacement phase is expected to be completed by the end of third quarter 1999. Testing is expected to be completed by the end of third quarter 1999.

The company will develop contingency plans for remediation projects where the risk of non-completion is identified to be greater than remote. The company is in the process of developing a contingency plan for one project.

It is currently estimated that the aggregate cost of the company's Year 2000 efforts will be approximately $95 - $120 million, of which approximately $25 million has been spent to date. It is expected that no more than 25% of the total cost will be capitalized.

Risk/Cautionary Statements

The company relies on numerous third party suppliers in the operation of its business. Interruption in the operations of any material supplier due to Year 2000 issues could affect company operations. The company has initiated efforts to evaluate the status of its most critical suppliers' progress and this process is expected to be complete by mid 1999.

In addition, interruptions in customers' operations due to Y2K issues could result in reduced sales, increased inventory or receivable levels and cash flow reductions. While these events are possible, the company's customer base is broad enough to minimize the impact of the failure of any single customer interface. The company is currently assessing its customer interfaces and expects to begin testing by mid 1999.

Many statements contained in the discussion of the state of the company's Y2K readiness are forward looking and are inherently subject to risk and uncertainty. The nature, scope and cost of the company's Y2K project is based on management's best estimates. These estimates are based in part on

                                   -11-
information obtained from third parties (including customers, suppliers and consultants hired to assist in the Y2K compliance program) and in part on numerous assumptions regarding future events (including the ability of software vendors to implement new operating systems or deliver upgrades and repairs as promised, the availability of new computer hardware and consultants
to meet the company's planned needs).    Due to the general level of
uncertainty inherent in Y2K analysis, the company is unable to determine conclusively whether the consequences of potential Y2K failures by either the company or its customers and key suppliers will have a material impact on the company's results of operations, liquidity or financial condition. It is likely, however, that if the company is unable to complete its Y2K project as planned or if the company's key suppliers and customers or a sizable number of its smaller suppliers and customers fail to remediate their systems, this will have a material adverse impact on the company's results of operations, liquidity and financial condition. The company's Y2K project is expected to significantly reduce the company's level of uncertainty about the Y2K problem, and to reduce the likelihood of risk of interruptions to routine business operations.

Update on Made in U.S.A.

The company has completed its review of its products in light of the December 1, 1997 announcement by the Federal Trade Commission of its enforcement policy with respect to "Made in USA" labeling. The December 1st announcement contained a new and more rigorous interpretation of the permissible level of foreign content in products marked "Made in USA." While the company believes that its historical interpretation of the "Made in USA" guidelines was consistent with governing law and industry practice, the company began earlier this year to take actions to ensure that products marked "Made in USA" complied with the changed guidelines and may enter into an agreement with the Federal Trade Commission formally committing itself to the guidelines.
Because the composition of only a small number of the company's products must be altered to meet the guidelines, the impact on the company is not expected to be material.

























                                     -12-

                        THE STANLEY WORKS AND SUBSIDIARIES
                             PRICE/VOLUME INFORMATION
                         (Unaudited, Millions of Dollars)

NET SALES
                                            Third Quarter
                          -------------------------------------------------
                                             Unit    ACQ/
                            1998    Price   Volume   DVT    Currency   1997
                          -------------------------------------------------
INDUSTRY SEGMENTS
     Tools
       Consumer        $   205.5      -        8%     6%      (2)% $   183.8
       Industrial          147.2      1%       9%     -        -       134.1
       Engineered          182.4     (1)%      3%     5%      (1)%     172.0
                          ------                                      ------
         Total Tools       535.1      -        6%     4%      (1)%     489.9

     Hardware               81.6     (3)%     (1)%    -       (1)%      85.5
     Specialty Hardware     72.9      1%       3%    (6)%     (1)%      75.1
                          ------                                      ------
       Consolidated    $   689.6      -        5%     2%      (1)% $   650.5
                          ======                                      ======
GEOGRAPHIC AREAS
     United States     $   494.3     (1)%      7%     -        -   $   464.5
     Europe                118.9      -        3%    16%       3%       97.8
     Other Areas            76.4      2%      (4)%    -      (11)%      88.2
                          ------                                      ------
       Consolidated    $   689.6      -        5%     2%      (1)% $   650.5
                          ======                                      ======


                                             Year to Date
                         --------------------------------------------------
                                             Unit    ACQ/
                           1998     Price   Volume   DVT   Currency    1997
                         --------------------------------------------------
INDUSTRY SEGMENTS
     Tools
       Consumer        $   562.2      1%       4%     2%      (3)% $   542.7
       Industrial          449.4      -        8%     -        -       415.6
       Engineered          568.7     (2)%      5%     5%      (1)%     530.5
                         -------                                     -------
         Total Tools     1,580.3      -        5%     3%      (2)%   1,488.8

     Hardware              264.2     (2)%      3%     -       (1)%     264.8
     Specialty Hardware    208.8      2%       3%    (8)%     (1)%     217.1
                         -------                                     -------
       Consolidated    $ 2,053.3      -        5%     1%      (2)% $ 1,970.7
                         =======                                     =======
GEOGRAPHIC AREAS
     United States     $ 1,472.7     (1)%      7%    (1)%      -   $ 1,400.0
     Europe                348.4      1%       3%    10%      (2)%     311.9
     Other Areas           232.2      2%      (2)%   (1)%     (9)%     258.8
                         -------                                     -------
       Consolidated    $ 2,053.3      -        5%     1%      (2)% $ 1,970.7
                         =======                                     =======

                                      -13-

                         THE STANLEY WORKS AND SUBSIDIARIES
                             BUSINESS SEGMENT INFORMATION
                           (Unaudited, Millions of Dollars)

OPERATING PROFIT
                                    Third Quarter 1998
                       ----------------------------------------------------
                                             Transition               Core
                                   Restrg     & Other                Profit
                       Reported    Charges     Costs       Core      Margin
                       ----------------------------------------------------
INDUSTRY SEGMENTS
    Tools               $ 61.2     $     -    $ 17.4      $ 78.6      14.7%
    Hardware               6.5           -       3.4         9.9      12.1%
    Specialty Hardware     3.3           -       4.7         8.0      11.0%
                         -----       -----     -----       -----
       Total              71.0           -      25.5        96.5      14.0%
    Net corporate
       expenses           (8.7)          -         -        (8.7)
    Interest expense      (8.7)          -         -        (8.7)
                         -----       -----     -----       -----
    Earnings before
       income taxes     $ 53.6     $     -    $ 25.5      $ 79.1
                         =====       =====     =====       =====
GEOGRAPHIC AREAS
    United States       $ 51.1     $     -    $ 21.5      $ 72.6      14.7%
    Europe                11.3           -       1.9        13.2      11.1%
    Other Areas            8.6           -       2.1        10.7      14.0%
                         -----       -----     -----       -----
       Total            $ 71.0     $     -    $ 25.5      $ 96.5      14.0%
                         =====       =====     =====       =====

                                     Third Quarter 1997
                       ----------------------------------------------------
                                             Transition               Core
                                   Restrg     & Other                Profit
                       Reported    Charges      Costs       Core     Margin
                       ----------------------------------------------------
INDUSTRY SEGMENTS
    Tools               $(15.7)    $  83.0    $ 13.6      $ 80.9      16.5%
    Hardware              (3.3)        9.9       3.3         9.9      11.6%
    Specialty Hardware    (6.2)        9.2       1.2         4.2       5.6%
                         ------     ------    ------      ------
       Total             (25.2)      102.1      18.1        95.0      14.6%
    Net corporate
       expenses          (14.8)        3.8       0.6       (10.4)
    Interest expense      (6.4)          -         -        (6.4)
                         ------     ------    ------      ------
    Earnings (loss) before
       income taxes     $(46.4)    $ 105.9    $ 18.7      $ 78.2
                         ======     ======    ======      ======
GEOGRAPHIC AREAS
    United States       $  1.5     $  56.8    $ 13.9      $ 72.2      15.5%
    Europe               (27.4)       37.3       2.1        12.0      12.3%
    Other Areas            0.7         8.0       2.1        10.8      12.2%
                         ------     ------    ------      ------
       Total            $(25.2)    $ 102.1    $ 18.1      $ 95.0      14.6%
                         ======     ======    ======      ======
                                       -14-
                        THE STANLEY WORKS AND SUBSIDIARIES
                            BUSINESS SEGMENT INFORMATION
                          (Unaudited, Millions of Dollars)

OPERATING PROFIT
                                           Year to Date 1998
                       ----------------------------------------------------
                                              Transition              Core
                                   Restrg      & Other               Profit
                       Reported     Chgs        Costs      Core      Margin
                       ----------------------------------------------------
INDUSTRY SEGMENTS
    Tools              $ 200.6    $     -      $ 40.5    $ 241.1      15.3%
    Hardware              26.6          -         7.7       34.3      13.0%
    Specialty Hardware     6.2          -         9.9       16.1       7.7%
                         -----      -----       -----      -----
       Total             233.4          -        58.1      291.5      14.2%
    Net corporate
       expenses          (32.0)         -           -      (32.0)
    Interest expense     (22.1)         -           -      (22.1)

    Earnings before      -----      -----       -----      -----
       income taxes    $ 179.3    $     -      $ 58.1    $ 237.4
                         =====      =====       =====      =====
GEOGRAPHIC AREAS
    United States      $ 171.4    $     -      $ 50.3    $ 221.7      15.1%
    Europe                35.9          -         4.2       40.1      11.5%
    Other Areas           26.1          -         3.6       29.7      12.8%
                         -----      -----       -----      -----
       Total           $ 233.4    $     -      $ 58.1    $ 291.5      14.2%
                         =====      =====       =====      =====

                                       Year to Date 1997
                       ----------------------------------------------------
                                              Transition              Core
                                   Restrg      & Other               Profit
                       Reported     Chgs        Costs*     Core      Margin
                       ----------------------------------------------------
INDUSTRY SEGMENTS
    Tools              $  2.0     $ 194.8      $ 31.6    $ 228.4      15.3%
    Hardware             11.1        17.8         7.3       36.2      13.7%
    Specialty Hardware  (13.7)       23.5         1.4       11.2       5.2%
                        ------      -----       -----      -----
       Total             (0.6)      236.1        40.3      275.8      14.0%
    Net corporate
       expenses         (50.2)        2.4        11.7      (36.1)
    Interest expense    (18.4)          -           -      (18.4)
                        ------      -----       -----      -----
    Earnings (loss) before
       income taxes    $(69.2)    $ 238.5      $ 52.0    $ 221.3
                        ======      =====       =====      =====
GEOGRAPHIC AREAS
    United States      $ 35.7     $ 145.6      $ 30.0    $ 211.3      15.1%
    Europe              (28.1)       61.8         5.6       39.3      12.6%
    Other Areas          (8.2)       28.7         4.7       25.2       9.7%
                        ------      -----       -----      -----
       Total           $ (0.6)    $ 236.1      $ 40.3    $ 275.8      14.0%
                        ======      =====       =====      =====
* Includes stock option charge.
                                     -15-

                        PART II OTHER INFORMATION

Item 2. - Changes in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities

(1) During the third fiscal quarter of 1998, 14,928 shares were issued to certain participants in the Company's U.K. Savings Related Share Plans (the "Savings Plan").

(a) Participation in the Savings Plan is offered to all employees of the Company's subsidiaries in the United Kingdom.

(b) The total dollar value of the shares issued during the quarter was $270,341.36.

       14,488 shares were issued at $18.15 per share with an aggregate value of $262,957.20.

       240 shares were issued at $15.5334 per share with an aggregate value of $3,728.02.

       142 shares were issued at $15.8834 per share with an aggregate value of $2,255.44.

       58 shares were issued at $24.15 per share with an aggregate value of $1,400.70.

(c) Neither the options nor the underlying shares have been registered in reliance on an exemption from registration found in several no-action letters issued by the Division of Corporation Finance of the Securities and Exchange Commission. Registration is not required because the Company is a reporting company under the Securities Exchange Act of 1934, its shares are actively traded, the number of shares issuable under the Savings Plans is small relative to the number of shares outstanding, all eligible employees are entitled to participate, the shares are being issued in connection with the employees' compensation, not in lieu of it and there is no negotiation between the Company and the employee regarding the grant.

(d)  Under the Savings Plans, employees are given the right to buy a specified number of shares with the proceeds of a "Save-as-You-Earn" savings contract. Under the savings contract, the employee authorizes 60 monthly deductions from his or her paycheck At the end of the five year period, the employee may elect to (i) use all or a part of the accumulated savings to buy all or some of the shares under the employee's options, (ii) leave the accumulated savings with
    the financial   institution that has custody of the funds for
    an additional two years or (iii) take a cash distribution of the accumulated savings. The option to purchase shares will lapse at the end of the five year period if not exercised at that time. Employees who are terminated and whose options have not lapsed have six months from the date of termination to elect to receive shares with the savings accumulated as of the termination date.


                                      -16-
(2) On July 15, 1998, the company issued two option grants to Stef Kranandijk who serves as a director of one of the company's European subsidiaries. The option grants were for 65,000 and 125,000 shares of the company's Common Stock and each has an exercise price of $42.875 per share. Mr. Kranendijk purchased these options for $1.00 per option.

Neither the options nor the underlying shares have been registered in reliance on Section 4(2) of the Securities Act of 1933 as the issuance did not involve a public offering.


Item 6. - Exhibits and Reports on Form 8-K

(a) Exhibits

         (1) See Exhibit Index on page 19

(b) Reports on Form 8-K.

         (1) Registrant filed a Current Report on Form 8-K, dated July 15, 1998, (as amended by Form 8-K/A filed on July 17, 1998) in respect of the Registrant's press release announcing second quarter earnings. Additionally, the repurchase of up to four million shares of the Registrant's Common Stock over the next few years was disclosed.

         (2) Registrant filed a Current Report on Form 8-K, dated July 17, 1998, in respect of the Registrant's cautionary statements under the Private Securities Litigation Reform Act of
              1995 relating to certain forward looking statements made at a presentation to analysts.

         (3) Registrant filed a Current Report on Form 8-K, dated July 22, 1998, which contained Business Segment information for the second quarters and first six months of 1998 and 1997 which supplemented its second quarter earnings release which was issued on July 15, 1998.

(4) Registrant filed a Current Report on Form 8-K, dated August 5, 1998 discussing the completion of the acquisition of ZAG
      Industries, Ltd.

(5) Registrant filed a Current Report on Form 8-K, dated September 17, 1998 announcing that it had accepted the resignation of John
      A. Cosentino, Jr. as Vice President, Operations.

(6) Registrant filed a Current Report on Form 8-K, dated September 23, 1998 discussing the third quarter, near-term and long-term business outlook and cautionary statements relating to forward looking statements included in this discussion.

                             Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE STANLEY WORKS


Date: November 17, 1998             By:  Theresa F. Yerkes

                                         Theresa F. Yerkes
                                         Vice President and
                                         Controller (Chief Financial
                                         Officer, Chief Accounting
                                         Officer and Authorized
                                         Signatory of the Registrant)

                              EXHIBIT INDEX


EXHIBIT LIST


(4)(iv)(c) Credit Agreement, dated as of October 21, 1998, with the banks named therein and Citibank, N.A., as agent.

(12)       Computation of Ratio of Earnings to Fixed Charges

(27)       Financial Data Schedule