Form 10-K
period 1999-01-02
STANLEY WORKS
filed 1999-04-01
CIK 93556

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   Form 10-K
                                 ANNUAL REPORT
                                 -------------

(Mark One)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT --- OF 1934 [FEE REQUIRED]

For the fiscal year ended January 2, 1999
                          ---------------

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]
        For the transition period from ______________ to _______________

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

 Common Stock--Par Value $2.50 Per Share   New York Stock Exchange
                                           Pacific Exchange


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

  The aggregate market value of Common Stock, par value $2.50 per share, held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on March 30, 1999 was approximately $2.2 billion. As of March 30, 1999, there were 88,874,717 shares of Common Stock, par value $2.50 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareowners for the year ended January 2, 1999 are incorporated by reference into Parts I and II.

Portions of the definitive Proxy Statement dated April 1, 1999, filed with the Commission pursuant to Regulation 14A, are incorporated by reference into Part III.

                                   FORM 10-K
                                   ---------

                                     Part I

    Item 1.   Business
    ------------------

    1(a) General Development of Business. (i) General. The Stanley Works ("Stanley" or the "Company") was founded in 1843 by Frederick T. Stanley and incorporated in 1852. Stanley is a worldwide producer of tools and door products for professional, industrial and consumer use. Stanley(R) is a brand recognized around the world for quality and value.

    In 1998, Stanley had net sales of $2.7 billion and employed approximately 18,000 people worldwide. The Company's principal executive office is located at 1000 Stanley Drive, New Britain, Connecticut 06053 and its telephone number is
(860) 225-5111.

    (ii) July 1997 Restructuring Initiatives. In 1997, the Company began a major restructuring to consolidate manufacturing and distribution operations, simplify the organizational structure and make other changes to position itself as a low cost producer. The savings associated with those changes are targeted for reinvestment in growth initiatives such as new product and brand development.

    The Company made substantial progress on its restructuring initiatives in 1998. The plan called for spending $340 million (approximately $240 million of restructuring charges recorded in 1997 and $100 million of transition costs from 1997 to 1999) to generate annual savings of $145 million, all of which was to be reinvested in growth initiatives. At the end of the 1998 fiscal year, the Company had closed 39 facilities and reduced employment by approximately 3,000 people. Annual savings of $65 million have been generated by the initiatives, all of which have been reinvested into funding growth.

    In general the plans are progressing as originally identified, however, there has been a shift toward closing more distribution centers, which will result in lower severance costs offset by additional asset write offs. In addition, the Year 2000 systems remediation activities have delayed several of the functional centralization projects that are dependent upon achieving common systems. Those initiatives may not be completely implemented until the end of 2000; however, the delay in timing is not expected to seriously affect the anticipated results of the restructuring program. The Company anticipates closing 20 additional facilities as part of the initiatives.

    1(b) Financial Information About Segments. Financial information regarding the Company's business segments is incorporated herein by reference from pages 31-32 and 36 of the

Company's Annual Report to Shareowners for the year ended January 2, 1999.

    1(c) Narrative Description of Business. The Company's operations are classified into two business segments: Tools and Doors.

    Tools. The Tools segment manufactures and markets carpenters, mechanics, pneumatic and hydraulic tools as well as tool sets. These products are distributed directly to retailers (including, home centers, mass merchants and retail lumber yards) and end users as well as through third party distributors. Carpenters tools include hand tools such as measuring instruments, planes, hammers, knives and blades, screwdrivers, saws, garden tools, chisels, boring tools, masonry, tile and drywall tools, as well as electronic stud sensors, levels, alignment tools and elevation measuring systems. The Company markets its carpenters tools under the Stanley(R), IntelliTools(TM), Contractor Grade(TM), and Goldblatt(R) brands.

    Mechanics tools include consumer, industrial and professional mechanics hand tools, including, wrenches, sockets, electronic diagnostic tools, tool boxes and high-density industrial storage and retrieval systems. Mechanics tools are marketed under the Stanley(R), Proto(R), Mac(R), Zag(R) and Blackhawk(TM) brands.

    Pneumatic tools include STANLEY(R) BOSTITCH(R) fastening tools and fasteners (nails and staples) used for construction, remodeling, furniture making, pallet manufacturing and consumer use and pneumatic air tools (these are high performance, precision assembly tools, controllers and systems for tightening threaded fasteners used chiefly by vehicle manufacturers).

    Hydraulic tools include Stanley(R) hand-held hydraulic tools used by contractors, utilities, railroads and public works as well as LaBounty(R) mounted demolition hammers and compactors designed to work on skid steer loaders, mini-excavators, backhoes and large excavators.

    Doors. The Doors segment manufactures and markets commercial and residential doors, both automatic and manual, as well as closet doors and systems, home decor and door and consumer hardware. Products in the Doors segment include, residential insulated steel, reinforced fiberglass and wood entrance door systems, vinyl patio doors, mirrored closet doors and closet organizing systems, automatic doors as well as related door hardware products ranging from hinges, hasps, bolts and latches to shelf brackets. Door products are marketed under the Stanley(R), Magic-Door(R), Stanley-Acmetrack(TM), Monarch(TM) and Acme(R) brands and are sold directly to end users and retailers as well as through third party distributors.

    Competition. The Company competes on the basis of its reputation for product quality, its well-known brands, its commitment to customer service and strong customer relationships, the breadth of its product lines and its emphasis on product innovation.

    The Company encounters active competition in all of its businesses from both larger and smaller companies that offer the same or similar products and services or that produce different products appropriate for the same uses. The Company has a large number of competitors, however, aside from a small number of competitors in the consumer hand tool and consumer hardware business who produce a range of products somewhat comparable to the Company's, the majority of its competitors compete only with respect to one or more individual products within a particular line. The Company believes that it is the largest manufacturer of hand tools in the world featuring a broader line than any other toolmaker. The Company also believes that it is the leader in the manufacture and sale of pneumatic fastening tools and related fasteners to the construction, furniture and pallet industries as well as the leading manufacturer of hand-held hydraulic tools used for heavy construction, railroads, utilities and public works. In the Doors segment, the Company believes that it is a U.S. leader in the manufacture and sale of insulated steel residential entrance doors, commercial hardware products, mirrored closet doors and hardware for sliding, folding and pocket doors and the U.S. leader in the manufacture, sale and installation of power operated sliding doors.

    Customers. A substantial portion of the Company's products are sold through home centers and mass merchant distribution channels in the U.S. In 1998, approximately 14% of the Company's consolidated sales in both the Tools and Doors segments were to The Home Depot. Because a consolidation of retailers in the home center and mass merchant distribution channel is occurring, these customers constitute a growing percent of the Company's sales and are important to the Company's operating results. While this consolidation and the domestic and international expansion of these large retailers provide the Company with opportunities for growth, the increasing size and importance of individual customers creates a certain degree of exposure to potential volume loss. The loss of Home Depot as well as certain of the other larger home centers as customers would have a material adverse effect on each of the Company's business segments until either such customers are replaced or the Company makes the necessary adjustments to compensate for the loss of business.

         Despite the trend toward customer consolidation, the Company has a diversified customer base and is seeking to broaden its customer base further in each business segment by identifying and seeking new channels and customers that it does not currently serve.

    Raw Materials. The Company's products are manufactured of steel and other metals, wood and plastic. The raw materials required are available from a number of sources at competitive prices and the Company has multi-year contracts with many of its key suppliers. The Company has experienced no difficulties in obtaining supplies in recent periods.

    Backlog. At February 6, 1999, the Company had $141 million in unfilled orders compared with approximately $135 million in unfilled orders at February 7, 1998. All these orders are reasonably expected to be filled within the current fiscal year. Most customers place orders for immediate shipment and as a result, the Company produces primarily for inventory, rather than to fill specific orders. In 1998, the Company experienced problems with its customer service levels. As a result, the Company has undertaken a company wide program to eliminate low selling stock keeping units ("SKUs") in order to streamline the manufacturing process and is implementing a Production-Sales-Inventory system to align production with sales plans by SKU that have been developed for the Company's major customers.

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

    The Company has numerous trademarks that are utilized in its businesses worldwide. The STANLEY(R) and STANLEY (in a notched rectangle)(R) trademarks are material to both business segments. These well-known trademarks enjoy a reputation for quality and value and are among the world's most trusted brand names. In 1998, the Company introduced its new tagline, "Make Something Great(TM)", which is the centerpiece of the Company's new brand strategy for both segments. In the Tools segment, the Bostitch(R), Powerlock(R), Tape Rule Case Design (Powerlock)(R), LaBounty(R), MAC Tools(R), Proto(R), Jensen(R), Goldblatt(R) and Vidmar(R) trademarks are also material to the business.

    Environmental Regulations. The Company is subject to various environmental laws and regulations in the U.S. and foreign countries where it has operations. Future laws and regulations are expected to be increasingly stringent and will likely increase the Company's expenditures related to environmental matters.

     The Company is involved with remedial and other environmental compliance activities at some of its current and former sites. Additionally, the Company, together with many other parties, has been named as a potentially responsible party ("PRP") in a number of administrative or judicial proceedings for the remediation of various waste sites, including nine Superfund sites. Current laws potentially impose joint and several liability upon each PRP. In assessing its potential liability at these sites, the Company has considered the following: the solvency of the other PRP's, whether responsibility is being disputed, the terms of existing agreements, experience at similar sites, and the fact that its volumetric contribution at these sites is relatively small.

     The Company's policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of January 2, 1999, the Company had reserves of approximately $31 million, primarily for remediation activities associated with company-owned or formerly owned properties as well as for Superfund sites.

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

    Employees. During 1998, the Company had approximately 18,000 employees, approximately 11,000 of whom were employed in the U.S. Of these U.S. employees, approximately 16% are covered by collective bargaining agreements with approximately 8 labor unions. The majority of the Company's hourly- and weekly-paid employees outside the U.S. are covered by collective bargaining agreements. The Company's labor agreements in the U.S. expire in 1999, 2000 and 2001. There have been no significant interruptions or curtailments of the Company's operations in recent years due to labor disputes. The Company believes that its relationship with its employees is good.

    Cautionary Statements. The statements contained in the Annual Report to Shareowners (incorporated by reference in this document) regarding the Company's ability to achieve operational excellence and deliver sustained, profitable growth, (e.g., sales growth at twice the industry rate, earnings growth in the low to mid teens and dividend growth), are forward looking and inherently subject to risk and uncertainty.

The Company's drive for operational excellence is focused on improving customer service, consolidating multiple manufacturing and distribution facilities, outsourcing non-core activities and converting to common systems. The ability to implement the initiatives associated with these goals is dependent on the Company's ability to increase the effectiveness of its routine business processes and to develop and execute comprehensive plans for facility consolidations, the ability of the organization to complete the transition to a product management structure without losing focus on the business, the availability of vendors to perform non-core functions being outsourced, the successful recruitment and training of new employees, the resolution of any labor issues related to closing facilities, the need to respond to significant changes in product demand during the transition and other unforeseen events.

The Company's ability to generate sustained, profitable growth is dependent on successfully freeing up resources to fund new product and brand development and new ventures to broaden its markets and to defend market share in the face of price competition. Success at developing new products will depend on the ability of the new product development process to foster creativity and identify viable new product ideas as well as the Company's ability to attract new product engineers and to design and implement strategies to effectively commercialize the new product ideas. The achievement of growth through new ventures will depend upon the ability to successfully identify, negotiate, consummate and integrate into operations acquisitions, joint ventures and/or strategic alliances.

The Company's ability to achieve and sustain the improvements resulting from these initiatives will be dependent on the extent of pricing pressure and other changes in its competitive markets, the continued consolidation of customers in consumer channels, increasing global competition, changes in trade, monetary and fiscal policies and laws, inflation, currency exchange fluctuations, the impact of currency exchange rates on the competitiveness of products and recessionary or expansive trends in the economies in which the company operates.

Many statements regarding the state of the Company's Year 2000 ("Y2K") readiness contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Annual Report are also forward looking and inherently subject to risk and uncertainty. The nature, scope and cost of the Company's Y2K project is based on management's best estimates. These estimates are based in part on information obtained from third parties (including customers, suppliers and consultants hired to assist in the Y2K compliance program) and in part on numerous assumptions regarding future events (including the ability of software vendors to implement new operating systems or deliver upgrades and repairs as promised, and the availability of new computer hardware and consultants to meet the Company's planned needs). Due to the general level of uncertainty inherent in Y2K analysis, the Company is unable to determine conclusively whether the consequences of potential Y2K failures by either the Company or its customers and key suppliers will have a material impact on the Company's results of operations, liquidity or financial condition. It is likely, however, that if the Company is unable to complete its Y2K project as planned or if the Company's key suppliers and customers or a sizable number of its smaller suppliers and customers fail to remediate their systems, this will have a material adverse impact on the Company's results of operations, liquidity and financial condition. The Company's Y2K project is expected to significantly reduce the Company's level of uncertainty about the Y2K problem, and to reduce the likelihood of risk of interruptions to routine business operations.




    1(d) Financial Information About Geographic Areas. Geographic area information on page 36 of the Annual Report to Shareowners for the year ended January 2, 1999 is incorporated herein by reference.

In addition, approximately 14% of the Company's long-lived assets are related to its Israeli operations.

    Item 2. Properties.
    -------------------

    As of January 2, 1999, Registrant and its subsidiaries owned or leased facilities for manufacturing, distribution and sales offices in 29 states and 31 foreign countries. The Registrant believes that its facilities are suitable and adequate for its business.

    A summary of material locations (over 50,000 square feet) that are owned by the Registrant and its subsidiaries are:

    Tools
    -----

    Phoenix, Arizona; Visalia, California; Clinton and New Britain, Connecticut; Shelbyville, Indiana; Kansas City, Kansas; Two Harbors, Minnesota; Hamlet, North Carolina; Columbus, Georgetown and Sabina, Ohio; Allentown and Royersford, Pennsylvania; East Greenwich, Rhode Island; Cheraw, South Carolina; Shelbyville, Tennessee; Dallas and Wichita Falls, Texas; Pittsfield and Shaftsbury, Vermont; Heidelberg West and Ingleburn, Australia; Smiths Falls, Canada; Pecky, Czech Republic; Ecclesfield, Hellaby, Manchester and Sheffield, England; Besancon Cedex and Maxonchamp, France; Wieseth, Germany; Chihuahua and Puebla, Mexico; Wroclaw, Poland; Taichung Hsien, Taiwan; and Amphur Bangpakong, Thailand.

    Doors
    -----

    Chatsworth and San Dimas, California; Farmington and New Britain, Connecticut; Richmond, Virginia; Brampton, Canada; Sheffield, England; and Marquette, France.



    A summary of material locations (over 50,000 square feet) that are leased by the Registrant and its subsidiaries are:


    Tools
    -----

   Miami, Florida; Covington, Georgia; Fernley, Nevada; Charlotte and Kannapolis, North Carolina; Cleveland and Columbus, Ohio; Milwaukie, Oregon; Carrollton, Texas; Burlington, Canada; and Northampton, England.

    Doors
    -----

    Orlando, Florida; Troy, Michigan; Tupelo, Mississippi; Charlotte, North Carolina; Winchester, Virginia; and Langley, Montreal and Oakville, Canada.

    Item 3.  Legal Proceedings.
    ---------------------------

     In the normal course of business, the Company is involved in various lawsuits, claims, including product liability and distributor claims, and administrative proceedings. The Company does not expect that the resolution of these matters will have a materially adverse effect on the Company's consolidated financial position, results of operations or liquidity.


    Item 4.  Submission of Matters to a Vote of Security Holders.
    -------------------------------------------------------------

    No matter was submitted during the fourth quarter of the Registrant's last fiscal year to a vote of security holders.

    Executive Officers. The following is a list of the executive officers of the Registrant as of January 2, 1999:



                                                                  Elected
Name, Age, Birth date               Office                        to Office
---------------------               ------                        ---------

J.M. Trani (54)           Chairman and Chief Executive Officer.   12/31/96
    (3/15/45)               Joined Stanley December 31, 1996;
                            1986 President and Chief Executive
                            Officer of GE Medical Systems.

W.D. Hill (49)            Vice President, Engineering.  Joined     9/17/97
    (9/18/49)               Stanley August 1997; 1996 Director
                            Product Management - Tool Group, Danaher
                            Tool; 1994 Vice President, Product
                            Development Global Accessories, The Black &
                            Decker Corporation; 1992 Vice President
                            Product Development - N.A. Power Tools, The
                            Black & Decker Corporation.



S.G.H. Kranendijk (47)    President, Europe.  Joined Stanley      12/16/98
    (12/29/51)              August 1998; 1997 Chief Executive
                            Officer Poland, Baltics and Belarus,
                            Procter & Gamble, Poland; 1994 Vice
                            President and General Manager laundry,
                            cleaning and paper, Procter & Gamble, Germany.


K.O. Lewis (45)           Vice President, Marketing and Brand      11/3/97
    (5/28/53)               Management.  Joined Stanley November
                            1997; 1996 Executive Vice President
                            Strategic Alliances, Marvel Entertainment
                            Group; 1986 Director Participant Marketing,

                          Walt Disney Attractions.

M.J. Mathieu (47)         Vice President, Human Resources.         9/17/97
        (2/20/52)           Joined Stanley September 1997;
                            1996 Manager - Human Resources,
                            GE Motors & Industrial Systems
                            (Fort Wayne, Indiana); 1994
                            Consultant - Executive Staffing,
                            General Electric Company (Fairfield,
                            Connecticut); 1989 Consultant -
                            Union Relations, General Electric
                            Company.

P.W. Russo (45)           Vice President, Strategy and             9/18/95
    (5/23/53)               Development.  Joined Stanley
                            in 1995; 1991 Co-Chairman and
                            Co-Chief Executive Officer, SV
                            Corp. (formerly Smith Valve Corp.);
                            1988 Co-founder and Managing
                            Director, Cornerstone Partners
                            Limited.

J.M. Turner (52)          President, Consumer Sales Americas.      12/1/98
     (7/23/46)              Joined Stanley December 1998;
                            1994 Vice President-Global Sales
                            Federal Express Corporation;
                            1987 Managing Director-Government
                            Sales Federal Express Corporation.

J.E. Turpin (52)          Vice President, Operational Excellence.  4/23/97
    (6/9/46)                Joined Stanley in 1970; 1995 Vice
                            President Operations, The Stanley
                            Works; 1992 President & General
                            Manager, Stanley Air Tools.

S.S. Weddle (60)          Vice President, General Counsel           1/1/88
    (11/9/38)               and Secretary. Joined Stanley in 1978.

T.F. Yerkes (43)          Vice President and Controller.  Joined    7/1/93
    (9/9/55)                Stanley in 1989; 1990 Director of
                            Accounting and Financial Reporting.


Executive officers serve at the pleasure of the Board of Directors. Unless otherwise indicated, each officer has had the same position with the Registrant for five years.

                                    Part II

    Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters. Registrant incorporates by reference the line item "Shareowners of record at end of year" from pages 26 and 27 and the material captioned "Investor and Shareowner Information" on page 53 of its Annual Report to Shareowners for the year ended January 2, 1999.

Recent Sales of Unregistered Securities
---------------------------------------


(A) During the fourth fiscal quarter of 1998, 1,136 shares were issued to certain participants in the Company's German Savings Related Share Plans (the "German Savings Plan") and 3,250 shares were issued under the Company's U.K. Savings Related Share Plans (the "U.K. Savings Plan" and, collectively with the German Savings Plan, the "Savings Plan"). Under the Saving Plan, shares are issued to employees who elect at the end of the five year savings period or upon termination of employment to receive the accumulated savings in the form of shares of the Company's stock rather than cash.

(B) Participation in the Savings Plan is offered to all employees of the Company's subsidiaries in the United Kingdom and Germany.

(C) The total dollar value of the shares issued during the quarter was $75,115.13.

         Under the German Savings Plan 1,136 shares were issued at $15.8834 per share with an aggregate value of $18,043.54

         Under the U.K. Savings Plan:

    480 shares were issued at $18.15 per share with an aggregate value of $8,712.00
    1,238 shares were issued at $15.5334 per share with an aggregate value of $19,230.35
    1,110 shares were issued at $15.8834 per share with an aggregate value of $17,630.57
    279 shares were issued at $24.15 per share with an aggregate value of $6,737.85
    138 shares were issued at $33.1333 per share with an aggregate value of $4,572.40
    5 shares were issued at $37.6833 per share with an aggregate value of
$188.42

(D) Neither the options nor the underlying shares have been registered in reliance on an exemption from registration found in several no-action letters issued by the Division of Corporation Finance of the Securities and Exchange Commission. Registration is not required because the Company is a reporting company under the Securities Exchange Act of 1934, its shares are actively traded, the number of shares issuable under the Savings Plans is small relative to the number of shares outstanding, all eligible employees are entitled to participate, the shares are being issued in connection with the employees' compensation, not in lieu of it and there is no negotiation between the Company and the employee regarding the grant.

(E) Under the Savings Plans, employees are given the right to buy a specified number of shares with the proceeds of a "Save-as-You-Earn" savings contract. Under the savings contract, the employee authorizes 60 monthly deductions from his or her paycheck At the end of the five year period, the employee may elect to (i) use all or a part of the accumulated savings to buy all or some of the shares under the employee's options, (ii) leave the accumulated savings with the financial institution that has custody of the funds for an additional two years or (iii) take a cash distribution of the accumulated savings. The option to purchase shares will lapse at the end of the five year period if not exercised at that time.


    Item 6. Selected Financial Data. Registrant incorporates by reference pages 26 and 27 of its Annual Report to Shareowners for the year ended January 2, 1999.

    Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Registrant incorporates by reference pages 30 through 35 of its Annual Report to Shareowners for the year ended January 2, 1999.

    Item 7A. Quantitative and Qualitative Disclosures About Market Risk. Registrant incorporates by reference the material captioned "Market Risk" on page 33 and Footnote I on pages 43-44 of its Annual Report to Shareowners for the year ended January 2, 1999.

    Item 8. Financial Statements and Supplementary Data. The consolidated financial statements and report of independent auditors included on pages 37 to 51 and page 29, respectively, of the Annual Report to Shareowners for the year ended January 2, 1999 are incorporated herein by reference.

    Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.

                                    Part III

    Item 10. Directors and Executive Officers of the Registrant. Information regarding the Company's Executive Officers appears in the "Executive Officers" section at the end of Part I of this report. In addition, the Registrant incorporates by reference pages 1 through 4 of its definitive Proxy Statement, dated April 1, 1999.

         Item 11. Executive Compensation. Registrant incorporates by reference the last paragraph of "Information Concerning Directors Continuing in Office" on page 4 and the material captioned "Executive Compensation" on pages 6 through 14 of its definitive Proxy Statement, dated April 1, 1999.

    Item 12. Security Ownership of Certain Beneficial Owners and Management. Registrant incorporates by reference the material captioned "Security Ownership" on pages 5 and 6 of its definitive Proxy Statement, dated April 1, 1999.

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

     3. Exhibits

See Exhibit Index on page E-1.


               14(b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report:


        Date of Report                  Items Reported
        --------------                  --------------
         October 21, 1998          Press Release dated October
                                   21, 1998 announcing third
                                   quarter results and fourth
                                   quarter dividend.

         November 5, 1998          Press Release dated November
                                   5, 1998 announcing the
                                   appointment of John M. Turner
                                   and the retirement of Thomas
                                   E. Mahoney, Jr.

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

                                  By      John M. Trani
                                     -----------------------------------------
                                     John M. Trani, Chairman
                                     and Chief Executive Officer
February 24, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 24, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.

        John M. Trani                      James G. Kaiser
------------------------------      ------------------------------
John M. Trani, Chairman,            James G. Kaiser, Director
Chief Executive Officer and
Director

      Theresa F. Yerkes                    Eileen S. Kraus
------------------------------      ------------------------------
Theresa F. Yerkes, Vice President   Eileen S. Kraus, Director
and Controller (Chief Financial
Officer and Chief Accounting
Officer)


      Stillman B. Brown                  Hugo E. Uyterhoeven
------------------------------      ------------------------------
Stillman B. Brown, Director         Hugo E. Uyterhoeven, Director



      Edgar R. Fiedler                    Walter W. Williams
------------------------------      ------------------------------
Edgar R. Fiedler, Director          Walter W. Williams, Director


      Mannie L. Jackson                   Kathryn D. Wriston
------------------------------      ------------------------------
Mannie L. Jackson, Director         Kathryn D. Wriston, Director

FORM 10-K--ITEM 14(a) (1) and (2)

THE STANLEY WORKS AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

    The following consolidated financial statements and report of independent auditors of The Stanley Works and subsidiaries, included in the Annual Report of the Registrant to its Shareowners for the fiscal year ended January 2, 1999, are incorporated by reference in Item 8:

    Report of Independent Auditors

    Consolidated Statements of Operations--fiscal years ended January 2, 1999, January 3, 1998 and December 28, 1996.

    Consolidated Balance Sheets--January 2, 1999 and January 3, 1998.

    Consolidated Statements of Cash Flows--fiscal years ended January 2, 1999, January 3, 1998 and December 28, 1996.

    Consolidated Statements of Changes in Shareowners' Equity--fiscal years ended January 2, 1999, January 3, 1998 and December 28, 1996

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

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in this Annual Report (Form 10-K) of The Stanley Works of our report dated January 28, 1999, except for the second paragraph of Note H, as to which the date is February 24, 1999, included in the 1998 Annual Report to Shareowners of The Stanley Works.

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

We also consent to the incorporation by reference in the following registration statements of our report dated January 28, 1999, except for the second paragraph of Note H, as to which the date is February 24, 1999, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the consolidated financial statement schedule included in this Annual Report (Form 10-K) of The Stanley Works.

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



                                                 ERNST & YOUNG LLP

Hartford, Connecticut
March 29, 1999

CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the following registration statements pertaining to The Stanley Works Account Value Plan of our report dated March 19, 1999, with respect to the financial statements and schedules of The Stanley Works Account Value Plan for the year ended December 31, 1998 included as Exhibit 99(i) to this Annual Report (Form 10-K) for the fiscal year ended January 2, 1999.

        Registration Statement (Form S-8 No. 2-97283)
        Registration Statement (Form S-8 No. 33-41612)
        Registration Statement (Form S-8 No. 33-55663)


                                             ERNST & YOUNG LLP


Hartford, Connecticut
March 29, 1999

                                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                 THE STANLEY WORKS AND SUBSIDIARIES
                             Fiscal years ended January 2, 1999, January 3, 1998 and December 28, 1996
                                                      (In Millions of Dollars)


------------------------------------------------------------------------------------------------------------------------------------
                         COL. A                   COL. B                       COL. C                  COL. D            COL. E
------------------------------------------------------------------------------------------------------------------------------------
                                                                             ADDITIONS
                                                             ----------------------------------------
                                                Balance at          (1)                   (2)
                       Description               Beginning    Charged to Costs    Charged to Other    Deductions-     Balance at End
                                                of Period        and Expenses      Accounts-Describe   Describe        of Period
-----------------------------------------------------------------------------------------------------------------------------------
Fiscal year ended January 2, 1999
 Reserves and allowances deducted from asset
  accounts:
   Allowance for doubtful accounts:
      Current                                   $19.8              $16.1             $0.8 (B)          $10.0  (A)         $26.7


      Noncurrent                                  0.7                 -                -                 0.1  (A)           0.6


Fiscal year ended January 3, 1998
 Reserves and allowances deducted from asset
  accounts:
   Allowance for doubtful accounts:
    Current                                     $22.5              $20.2            ($6.8) (B)          $16.1 (A)         $19.8


    Noncurrent                                    0.8               (0.2)             0.1 (B)              -                0.7

Fiscal year ended December 28, 1996
 Reserves and allowances deducted from asset
  accounts:
   Allowance for doubtful accounts:
    Current                                     $18.2              $21.1                -               $16.8 (A)         $22.5



    Noncurrent                                    0.8                -                  -                  -                0.8



Notes: (A) Represents doubtful accounts charged off, less recoveries of accounts previously charged off.
       (B) Represents net transfers to/from other accounts, foreign currency translation adjustments and acquisitions/divestitures.

                                  EXHIBIT LIST
                                  ------------

(3)  (i)       Restated Certificate of Incorporation


     (ii) By-laws (incorporated reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q for the quarter ended July 4, 1998)

(4)  (i)       Indenture, dated as of April 1, 1986 between the
               Company and State Street Bank and Trust Company, as successor trustee, defining the rights of holders of 7-3/8% Notes Due
               December 15, 2002 and 5.75% Notes Due March 1, 2004 (incorporated by reference to Exhibit 4(a) to Registration Statement No.
               33-4344 filed March 27, 1986)

     (ii) First Supplemental Indenture, dated as of June 15, 1992 between the Company and State Street Bank and Trust Company, as successor trustee(incorporated by reference to Exhibit (4)(c) to Registration Statement No. 33-46212 filed July 21, 1992)

          (a) Certificate of Designated Officers establishing Terms of 7-3/8% Notes Due December 15, 2002 (incorporated by reference to Exhibit
               (4)(ii) to Current Report on Form 8-K dated December 7, 1992)

          (b) Certificate of Designated Officers establishing Terms of 5.75% Notes Due March 1, 2004

     (iii) Rights Agreement, dated January 31, 1996 (incorporated by reference to Exhibit (4)(i) to Current Report on Form 8-K dated January 31, 1996)

     (iv)

          (a) Amended and Restated Facility A (364 Day) Credit Agreement, dated as of October 23, 1996, with the banks named therein and Citibank, N.A. as agent (incorporated reference to Exhibit 4(iv) to the Annual Report on Form 10-K for the year ended December 28,
               1996)

          (b) Credit Agreement, dated as of October 21, 1998, among the Company, the Lenders named therein and Citibank, N.A. as agent (incorporated reference to Exhibit 4(iv)(c) to the Quarterly Report on Form 10-Q for the quarter ended October 3, 1998).

     (v) Amended and Restated Facility B (Five Year) Credit Agreement, dated as of October 23, 1996, with the banks named therein and Citibank, N.A. as agent (incorporated reference to Exhibit 4(v) to the




                                      E-1-

               Annual Report on Form 10-K for the year ended December 28, 1996)

(10) (i) Executive Agreements (incorporated by reference to Exhibit 10(i) to the Annual Report on Form 10-K for the year ended January 3,
               1987)*

     (ii) Deferred Compensation Plan for Non-Employee Directors as amended January 31, 1996 (incorporated by reference to Exhibit 10(i) to Current Report on Form 8-K dated January 31, 1996)*

     (iii) 1988 Long-Term Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(iii) to the Annual Report on Form 10-K for the year ended January 3, 1998)*

     (iv) Management Incentive Compensation Plan effective January 4, 1998 (incorporated by reference to Exhibit 10(iii) to the Quarterly Report on Form 10-Q for the quarter ended July 4, 1998)*

     (v)
               Deferred Compensation Plan for Participants in Stanley's Management Incentive Plan effective January 1, 1996 (incorporated by reference to Exhibit 10(v) to the Annual Report on Form 10-K for the year ended December 30, 1995)*

     (vi) Supplemental Retirement and Savings Plan for Salaried Employees of The Stanley Works effective as of January 1, 1997 (incorporated by reference to Exhibit 10(vi) to the Annual Report on Form 10-K for the year ended January 3, 1998)*

     (vii) Note Purchase Agreement, dated as of June 30, 1998, between the Stanley Account Value Plan Trust, acting by and through Citibank, N.A. as trustee under the trust agreement for the Stanley Account Value Plan, for $41,050,763 aggregate principal amount of 6.07% Senior ESOP Guaranteed Notes Due December 31, 2009 (incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10-Q for the quarter ended July 4, 1998)

     (viii) New 1991 Loan Agreement, dated June 30, 1998, between The Stanley Works, as lender, and Citibank, N.A., as trustee under the trust agreement for the Stanley Account Value Plan, to refinance the 1991 Salaried Employee ESOP Loan and the 1991 Hourly ESOP Loan and

* Management contract or compensation plan or arrangement


                                      E-2-
               their related promissory notes (incorporated by reference to Exhibit 10(ii) to the Quarterly Report on Form 10-Q for the quarter ended July 4, 1998)

     (ix) (a) Supplemental Executive Retirement Program effective May 20, 1997 (incorporated by reference to Exhibit 10(xi)(a) to the Annual Report on Form 10-K for the year ended January 3, 1998)*

          (b) Amendment to John M. Trani's Supplemental Executive Retirement Program, dated September 17, 1997 (incorporated by reference to
                 Exhibit 10(xi)(b) to the Annual Report on Form 10-K for the year ended January 3, 1998)*

      (x)(a) The Stanley Works Non-Employee Directors' Benefit Trust Agreement dated December 27, 1989 and amended as of January 1, 1991 by and between The Stanley Works and Fleet National Bank, as successor trustee (incorporated by reference to Exhibit (10)(xvii)(a) to Annual Report on Form 10-K for year ended December 29, 1990)

         (b) Stanley Works Employees' Benefit Trust Agreement dated December 27, 1989 and amended as of January 1, 1991 by and between The Stanley Works and Fleet National Bank, as successor trustee (incorporated by reference to Exhibit (10)(xvii)(b) to Annual Report on Form 10-K for year ended December 29, 1990)

     (xi) Restated and Amended 1990 Stock Option Plan (incorporated by reference to Exhibit 10 (xiii) to Annual Report on Form 10-K for the year ended December 28, 1996)

     (xii) Master Leasing Agreement, dated September 1, 1992 between BLC Corporation and The Stanley Works (incorporated by reference to Exhibit (10)(i) to Quarterly Report on Form 10-Q for quarter ended September 26, 1992)

     (xiii) The Stanley Works Stock Option Plan for Non- Employee Directors, as amended December 18, 1996 (incorporated by reference to Exhibit 10(xvii) to the Annual Report on Form 10-K for the year ended January 3, 1998)

     (xiv) Employment Agreement effective December 27, 1996 between The Stanley Works and John M. Trani (incorporated by reference to
               Exhibit 10(i) to Current Report on Form 8-K dated January 2,
               1997)*

* Management contract or compensation plan or arrangement


                                      E-3-

     (xv) Letter Agreement, dated April 30, 1996 between The Stanley Works and Paul W. Russo (incorporated by reference to Exhibit 10(xx) to the Annual Report on Form 10-K for the year ended January 3,
               1998)*

      (xvi)    1997 Long-Term Incentive Plan (incorporated by reference to
               Exhibit 10(xxi) to the Annual Report on Form 10-K for the year ended January 3, 1998)*

      (xvii) Agreement, dated June 28, 1998 between The Stanley Works and Stef G.H. Kranendijk

      (xviii) Agreement, dated November 16, 1998 between The Stanley Works and John A. Cosentino, Jr.


     (11) Statement re computation of per share earnings (the information required to be presented in this exhibit appears in footnote J to the Company's Consolidated Financial Statements set forth in the Annual Report to Shareholders for the year ended January 2, 1999)

     (12)      Statement re computation of ratio of earnings to fixed charges

     (13)      Annual Report to Shareowners for the year ended January 2, 1999

     (21)      Subsidiaries of Registrant

     (23)      Consents of Independent Auditors (at pages F-2 and F-3)

     (27)      Financial Data Schedule for 1998 Fiscal Year End


     (99) (i) Financial Statements and report of independent auditors for the year ended December 31, 1998, of The Stanley Works Account Value Plan

          (ii) Policy on Confidential Proxy Voting and Independent Tabulation and Inspection of Elections as adopted by The Board of Directors October 23, 1991 (incorporated by reference to Exhibit (28)(i) to the Quarterly Report on Form 10-Q for the quarter ended September 28, 1991)

*         Management contract or compensation plan or arrangement



                                      E-4-