Form 10-Q
period 1999-04-03
STANLEY WORKS
filed 1999-05-18
CIK 93556

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549


                                 FORM 10-Q


      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934
          For the quarterly period ended April 3, 1999.

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: shares of the company's Common Stock ($2.50 par value) were outstanding 88,741,069 as of May 14, 1999.






         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  THE STANLEY WORKS AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited, Millions of Dollars Except Share and Per Share Amounts)

                                    First Quarter
                                  1999         1998
                                ------       ------
Net Sales                      $ 683.7      $ 671.9

Costs and Expenses
  Cost of sales                  451.4        435.0
  Selling, general and
    administrative               173.1        171.1
  Interest - net                   7.2          4.8
  Other - net                      4.6          2.8
                                ------       ------
                                 636.3        613.7
                                ------       ------
Earnings Before
    Income Taxes                  47.4         58.2

Income Taxes                      17.1         21.8
                                ------       ------
Net Earnings                   $  30.3      $  36.4
                                ======       ======
Net Earnings Per Share
    of Common Stock
    Basic                      $  0.34      $  0.41
                                ======       ======
    Diluted                    $  0.34      $  0.40
                                ======       ======
Dividends Per Share            $ 0.215      $  0.20
                                ======       ======
Average Shares Outstanding
    (in thousands)
    Basic                       89,446       89,483
                                ======       ======
    Diluted                     89,642       90,520
                                ======       ======












See notes to consolidated financial statements.

                           THE STANLEY WORKS AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                            (Unaudited, Millions of Dollars)

                                                         April 3    January 2
                                                            1999         1999
                                                        --------     --------
ASSETS
Current Assets
   Cash and cash equivalents                           $    80.5    $   110.1
   Accounts and notes receivable                           552.9        517.0
   Inventories                                             367.6        380.9
   Other current assets                                     84.5         78.4
                                                        --------     --------
Total Current Assets                                     1,085.5      1,086.4

Property, plant and equipment                            1,184.9      1,198.5
   Less: accumulated depreciation                         (697.7)      (687.1)
                                                        --------     --------
                                                           487.2        511.4

Goodwill and other intangibles                             191.2        196.9
Other assets                                               137.5        138.2
                                                        --------     --------
                                                       $ 1,901.4    $ 1,932.9
                                                        ========     ========
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
   Short-term borrowings                               $   248.6    $   207.8
   Current maturities of long-term debt                     11.9         14.2
   Accounts payable                                        166.6        172.1
   Accrued expenses                                        284.7        308.0
                                                        --------     --------
Total Current Liabilities                                  711.8        702.1

Long-Term Debt                                             306.7        344.8
Other Liabilities                                          209.2        216.6

Shareowners' Equity
   Common stock                                            230.9        230.9
   Retained earnings                                       877.1        867.2
   Accumulated other comprehensive loss                    (97.1)       (84.6)
   ESOP debt                                              (210.5)      (213.2)
                                                        --------     --------
                                                           800.4        800.3
       Less: cost of common stock in treasury              126.7        130.9
                                                        --------     --------
 Total Shareowners' Equity                                 673.7        669.4
                                                        --------     --------
                                                       $ 1,901.4    $ 1,932.9
                                                        ========     ========



See notes to consolidated financial statements.

                     THE STANLEY WORKS AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Unaudited, Millions of Dollars)

                                               First Quarter
                                             1999         1998
                                            -----        -----
Operating Activities
  Net earnings                             $ 30.3       $ 36.4
  Depreciation and amortization              24.1         19.8
  Other non-cash items                        4.4          0.6
  Changes in operating assets
     and liabilities                        (54.3)       (78.2)
                                            -----        -----
  Net cash provided (used) by
     operating activities                     4.5        (21.4)

Investing Activities
  Capital expenditures                      (20.4)        (7.4)
  Capitalized software                       (4.6)           -
  Proceeds from sales of businesses             -          3.0
  Proceeds from sales of assets               5.4          0.8
  Other                                      (1.9)        (1.6)
                                            -----        -----
  Net cash used by
     investing activities                   (21.5)        (5.2)

Financing Activities
  Payments on long-term borrowings         (153.7)       (36.5)
  Proceeds from long-term borrowings        120.9            -
  Net short-term borrowings                  42.2         28.2
  Proceeds from issuance of common stock      1.6          8.9
  Purchase of common stock for treasury      (2.2)       (16.2)
  Cash dividends on common stock            (19.1)       (17.8)
                                            -----        -----
Net cash used by
     financing activities                   (10.3)       (33.4)

Effect of Exchange Rate Changes on Cash      (2.3)         1.0
                                            -----        -----
Decrease in Cash and
     Cash Equivalents                       (29.6)       (59.0)

Cash and Cash Equivalents,
     Beginning of Period                    110.1        152.2
                                            -----        -----
Cash and Cash Equivalents,
     End of First Quarter                  $ 80.5       $ 93.2
                                            =====        =====

See notes to consolidated financial statements.

                         THE STANLEY WORKS AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CHANGES
                               IN SHAREOWNERS' EQUITY
                          (Unaudited, Millions of Dollars)

                                    Accumulated
                                    Other Compre-
                                       hensive                     Total
                    Common  Retained   Income    ESOP  Treasury  Shareowners'
                     Stock  Earnings   (Loss)    Debt    Stock     Equity
                    ---------------------------------------------------------
Balance Jan. 2, 1999 $230.9  $867.2   $(84.6)  $(213.2) $(130.9)   $669.4
Comprehensive income:
    Net earnings               30.3
    Foreign currency
      translation                      (12.5)
Total comprehensive
  income                                                             17.8
Cash dividends
  declared                    (19.1)                                (19.1)
Net common stock
  activity                     (2.0)                        4.2       2.2
Tax benefit related
  to stock options                -                                     -
ESOP debt                                          2.7                2.7
ESOP tax benefit                0.7                                   0.7
                    ---------------------------------------------------------
Balance Apr. 3, 1999 $230.9  $877.1   $(97.1)  $(210.5) $(126.7)   $673.7
                    =========================================================

                                    Accumulated
                                    Other Compre-
                                      hensive                        Total
                    Common  Retained  Income     ESOP   Treasury  Shareowners'
                     Stock  Earnings  (Loss)     Debt     Stock     Equity
                    ---------------------------------------------------------
Balance Jan. 3, 1998 $230.9  $806.6   $(85.3)  $(223.8) $(120.6)   $607.8
Comprehensive income:
    Net earnings               36.4
    Foreign currency
      translation                        3.4
Total comprehensive
  income                                                             39.8
Cash dividends
  declared                    (17.8)                                (17.8)
Net common stock
  activity                     (5.1)                       (3.5)     (8.6)
Tax benefit related
  to stock options              2.5                                   2.5
ESOP debt                                          2.7                2.7
ESOP tax benefit                0.7                                   0.7
                    ---------------------------------------------------------
Balance Apr. 4, 1998 $230.9  $823.3   $(81.9)  $(221.1) $(124.1)   $627.1
                    =========================================================

See notes to consolidated financial statements.
                                      -4-





                  THE STANLEY WORKS AND SUBSIDIARIES
                     BUSINESS SEGMENT INFORMATION
                   (Unaudited, Millions of Dollars)




                                       First  Quarter
                                     1999         1998
                                   ------       ------
INDUSTRY SEGMENTS
Net Sales
  Tools                           $ 525.4      $ 512.5
  Doors                             158.3        159.4
                                   ------       ------
  Consolidated                    $ 683.7      $ 671.9
                                   ======       ======

Operating Profit
  Tools                           $  66.5      $  67.1
  Doors                              12.9         15.0
                                   ------       ------
                                     79.4         82.1
  Restructuring-related
    transition and other
    non-recurring costs             (20.2)       (16.3)
  Interest-net                       (7.2)        (4.8)
  Other-net                          (4.6)        (2.8)
                                    ------      ------
  Earnings Before
      Income Taxes                $  47.4      $  58.2
                                    ======      ======

GEOGRAPHIC NET SALES
  United States                   $ 484.8      $ 475.3
  Other Americas                     46.5         55.5
  Europe                            129.2        119.9
  Asia                               23.2         21.2
                                   ------       ------
  Consolidated                    $ 683.7      $ 671.9
                                   ======       ======










See notes to consolidated financial statements.



                                     -5-

                         THE STANLEY WORKS AND SUBSIDIARIES
        NOTES TO (Unaudited) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 April 3, 1999


NOTE A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and
Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included. For further information, refer to the consolidated financial statements and footnotes included in the company's Annual Report on Form 10-K for the year ended January 2, 1999.

NOTE B - Earnings Per Share Computation

The following table reconciles the weighted average shares outstanding used to calculate basic and diluted earnings per share.

                                     1999               1998
                                  ----------         ----------
Net earnings -
  basic and diluted                   $ 30.3             $ 36.4
                                  ==========         ==========
Basic earnings per share -
  weighted average shares         89,446,295         89,483,372

Dilutive effect of
  employee stock options             195,499          1,036,763
                                  ----------         ==========
Diluted earnings per share -
  weighted average shares         89,641,794         90,520,135
                                  ==========         ==========


NOTE C - Inventories

The components of inventories at the end of the first quarter of 1999 and at year-end 1998, in millions of dollars, are as follows:

                             April 3           January 2
                                1999                1999
                              ------              ------
Finished products            $ 266.4             $ 273.3
Work in process                 50.8                52.5
Raw materials                   50.4                55.1
                              ------              ------
                             $ 367.6             $ 380.9
                              ======              ======





                                   -6-
NOTE D - Cash Flow Information

Interest paid during the first quarters of 1999 and 1998 amounted to $8.7 million and $6.9 million, respectively.

Income taxes paid during the first quarters of 1999 and 1998 were $8.0 million and $9.4 million, respectively.

NOTE E - New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting For Derivative Instruments and Hedging Activities," which is effective in fiscal year 2000. The adoption of this standard is not expected to have a material impact on the company's balance sheet, operating results or cash flows.

NOTE F - Long-Term Debt

Strategic changes were made in the company's debt portfolio during the first quarter of 1999. In 1998, funding for working capital and the acquisition of ZAG Industries was provided by increased short-term borrowings. Short-term sources of funds were used at that time with the intent of securing medium term financing for the acquisition component of the requirement in the near future. In the first quarter 1999, the company issued $120 million of 5 year debt to capitalize on the current rate environment and reduce its reliance on short-term sources of funds.

































                                  -7-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The company's goal is to become one of the world's Great Brands, delivering sustained, profitable growth. To achieve this goal the company has undertaken a major restructuring to consolidate manufacturing and distribution operations, simplify the organizational structure and make other changes to position itself as a low cost producer. The savings associated with those changes are targeted for reinvestment in growth initiatives such as new product and brand development. In the first quarter of 1999, progress was visible, however, the company continues to be hampered by fundamental operating inefficiencies in manufacturing and distribution.

Net sales were $684 million, up 2% from $672 million in the same quarter last year. ZAG Industries Ltd.("ZAG"), which was acquired in mid-1998, contributed 3% to the sales growth. This growth was offset partially by a 1% reduction in sales from ongoing businesses. This decline was primarily caused by weak economies in Europe and Latin America combined with inefficiencies stemming from the closure of a European distribution center, assimilating a new European sales organization, and pricing competitiveness within the company's European fastening systems business. Sales growth in several U.S. businesses -- mechanics tools, hand tools, doors, and fastening systems partially offset this decline in ongoing business. The net effect of pricing and foreign currency translation was negligible.

The company's restructuring initiatives require expenditures which affect the financial statements. Restructuring-related transition costs are costs resulting from these initiatives that are classified as period operating expenses within cost of sales or selling, general and administrative expense. These include the costs of moving production equipment, operating duplicate facilities while transferring production or distribution, consulting costs incurred in planning and implementing changes, and other types of costs that have been incurred to facilitate the changes encompassed by the restructuring initiatives. Management uses its judgment to determine which costs should be classified as transition costs based on whether the costs are unusual in nature, incurred only because of restructuring initiatives and are expected to cease when the transition activities end. In addition, the company is incurring costs to remediate its computer and related systems so that these systems will function properly with regard to date issues related to the year 2000 ("Y2K"). Because the presence of restructuring charges, restructuring-related transition costs and non-recurring Y2K remediation costs obscure the underlying trends within the company's business, the company also provides information on its reported results excluding these identifiable costs. These pro forma or "core" results are the basis of business segment information. In addition, the narrative regarding results of operations has been expanded to provide information as to the effects of these items on each financial statement category.

The company reported gross profit of $232 million, or 34.0% of net sales. This represented a decrease of 2.1% from $237 million, or 35.3% of net sales, reported in the first quarter of 1998. Included in the first quarter cost of sales for 1999 was $6 million of restructuring-related transition costs, primarily for plant rationalization activities, as

                                 -8-
compared with $4 million recorded in the first quarter of 1998. Core gross profits were 34.8% of net sales, compared with 35.9% in the first quarter of 1998. Productivity savings from restructuring and centralized procurement activities were offset by production and distribution inefficiencies. As a result of these inefficiencies, the company incurred incremental costs in the first quarter of 1999 to improve customer service.

Selling, general and administrative expenses were $173 million, or 25.3% of net sales, in the first quarter of 1999, as compared with $171 million, or 25.5% of net sales in the first quarter of 1998. The increase in spending can be fully attributed to a $2 million increase in restructuring-related transition and other non-recurring costs, which increased from $12 million in 1998 to $14 million in 1999. The increase resulted from incremental spending on system conversions for the Y2K remediation project and certain consulting costs incurred for structural reorganization and administrative efficiency solutions. To the greatest extent possible, the Y2K systems solutions are being designed to provide a common computer platform to directly facilitate the centralization of functions envisioned by the restructuring initiatives. Y2K costs were $6 million in the first quarter of 1999. On a core basis, selling, general and administrative expenses declined to 23.2% in the first quarter of 1999 from 23.6% of sales in the first quarter of 1998. This decrease is the result of savings from the restructuring and other productivity initiatives but was partially offset by higher selling costs inherent in the Mac Direct program.

Net interest expense increased to $7.2 million in the first quarter of 1999 from $4.8 million in the first quarter of 1998. This increase primarily resulted from funding working capital needs and the acquisition of ZAG.

The company's income tax rate was 36% in the first quarter of 1999, versus 37.5% last year, reflecting the continued benefit of structural changes implemented in late 1998.

Net earnings were $30 million, or $.34 per diluted share, compared with the prior year's net income of $36 million, or $.40 per diluted share. Net earnings on a core basis, would have been $43 million, or $.48 per diluted share in the first quarter of 1999 compared with $47 million, or $.51 per diluted share in 1998.

Business Segment Results
In 1998 the company adopted Statement of Financial Accounting Standards
(SFAS) No. 131, "Disclosure about Segments of a Business Enterprise and Related Information". As a result, the company changed its depiction of operating segments to Tools and Doors. Prior year amounts have been restated for comparability. The Tools segment includes carpenters, mechanics, pneumatic and hydraulic tools as well as tool sets. The Doors segment includes commercial and residential doors, both automatic and manual, as well as closet doors and systems, home decor and door and consumer hardware. The company assesses the performance of its business segments using core operating profit, which excludes restructuring charges, restructuring-related transition and other non-recurring costs. Segment eliminations are also excluded.

As reflected in the table, "Business Segment Information", Tools sales in the first quarter of 1999 increased to $525 million, or 2.5% over the

                                -9-
first quarter of 1998. This included the positive impact of the ZAG acquisition and increases in the Mac Tools and consumer components of the mechanics tools business. This increase was partially offset by lower unit volume in hand tools in Europe and Latin America, fastening systems in Europe and vehicle-assembly air tools. The Tools segment core operating profit was 12.7% of net sales for the first quarter of 1999, compared with 13.1% of net sales in the same period last year. The strength of Mac Tools Mac Direct venture was offset by the effects of the customer service related cost inefficiencies.

Doors segment sales decreased to $158 million, approximately 1% below 1998's first quarter. Double-digit sales unit volume increases in residential entry doors and access technologies in North America, as well as home decor products in Europe, were more than offset by declines in U.S. hardware and Canadian home decor sales, combined with the negative impact of the 1998 divestiture of Access Technologies' European business. The Doors segment core operating profit decreased to 8.1% of net sales in the first quarter of 1999, compared with 9.4% of net sales in the same period last year, largely due to a continuing shift in the mix of product to lower-margin retail channels.

Restructuring
Reserves established for restructuring activities at the end of 1998 were $110 million, of which $73 million related to severance, and $37 million to environmental remediation and other exit costs. Severance of $9 million was paid in the first quarter of 1999 and payments for other exit costs of $1 million also reduced reserves. The reserve balances at the end of the first quarter were $100 million, of which $64 million related to severance, and $36 million to environmental remediation and other exit costs.

FINANCIAL CONDITION
Liquidity and Sources of Capital
In the first quarter of 1999, the company generated $5 million in operating cash flow compared to a net cash outflow in the first quarter of 1998 of $21 million. This 1999 first quarter inflow was driven by a decrease in inventories of $13 million. This inventory decrease is primarily attributed to recent SKU reductions combined with order fill rates that are approaching customer-required levels in a number of the company's business units. Dampening this positive cash inflow was an increase in accounts receivable of $36 million, primarily the result of Mac Tools and ZAG growth. In the first quarter of 1998, the net cash outflow position was primarily generated by a $30 million increase in inventory levels as the company experienced customer service and other operational problems, in response to which it built inventory levels.

Capital expenditures were $20 million for the first quarter of 1999 representing a substantial increase over the first quarter of last year. Investment in capital during 1998, especially the first quarter, was lower than traditional levels and lower than depreciation and amortization. Facility consolidations, continued outsourcing and the Stanley Production System (which focuses on continuous improvement) collectively reduced the requirement for operating capital on a temporary basis. The level of spending has returned to more traditional levels during the first quarter of 1999.

Strategic changes were made in the company's debt portfolio during the first quarter of 1999. In 1998, funding for working capital and the

                               -10-

acquisition of ZAG Industries was provided by increased short-term borrowings. Short-term sources of funds were used at that time with the intent of securing medium term financing for the acquisition component of the requirement in the near future. In the first quarter 1999, the company issued $120 million of 5 year debt to capitalize on the current rate environment and reduce its reliance on short-term sources of funds.

Year 2000 Update
Since many computer systems and other equipment with embedded chips or processors use only two digits to represent the year, these business systems may be unable to process accurately certain data before, during or after the year 2000. As a result, business and governmental entities are at risk for possible miscalculations or systems failures causing disruptions in their business operations. This is commonly known as the Year 2000 or Y2K issue. The Y2K issue can arise at any point in the company's supply, manufacturing, distribution and financial chains.

A Y2K project office was established in September 1997 and is staffed with internal managers who are responsible for oversight and implementation of the comprehensive Y2K project. Approximately 60% of the internal information technology resources were committed to Y2K remediation efforts in the first quarter of 1999. The scope of the project includes: ensuring the compliance of all applications, operating systems and hardware on mainframe, PC and LAN platforms; addressing issues related to software and non-IT embedded systems used in plant and distribution facilities; and addressing the compliance of key suppliers and customers. The project has four phases: inventory and assessment of systems and equipment affected by the Y2K issue; definition of strategies to address affected systems and equipment; remediation or replacement of affected systems and equipment; and testing that each is Y2K compliant.

With respect to ensuring the compliance of all applications, operating systems and hardware (other than PCs) on the company's various computer platforms, the assessment and definition of strategies phases have been completed. It is estimated that 80% of the remediation or replacement and testing phases have been completed with most of the major information systems expected to be completed by mid 1999. The inventory of all PC's and related equipment is 100% complete with assessment, remediation and testing 50% complete and expected to be fully complete by October 1999.

With respect to addressing issues related to software and non-IT embedded systems used in the company's manufacturing and distribution facilities, the assessment and definition of strategies phases have been completed. The remediation or replacement phase, as well as testing, are expected to be completed by the end of third quarter 1999.

Based upon the completion dates indicated above, the company does not anticipate the need to develop contingency plans for remediation projects related to Y2K.

It is currently estimated that the aggregate cost of the company's Y2K efforts, which include internal and incremental costs, will be approximately $95 to $120 million. Approximately $46 million of incremental costs has been spent to date. It is expected that no more than 25% of the total cost will be capitalized.


                                  -11-
The company relies on numerous third party suppliers in the operation of its business. Interruption in the operations of any material supplier due to Y2K issues could affect company operations. The company has initiated efforts to evaluate the status of its most critical suppliers' progress and this process is expected to be complete by mid 1999.

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

Risk/Cautionary Statements

The statements contained in this Quarterly Report on Form 10Q for the quarter ended April 3, 1999 regarding the Company's ability to achieve operational excellence and deliver sustained, profitable growth, (e.g., sales growth at twice the industry rate, earnings growth in the low to mid teens and dividend growth), are forward looking and inherently subject to risk and uncertainty.

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

Many statements contained in the discussion of the state of the company's Y2K readiness are forward looking and are inherently subject to risk and

                                 -12-
uncertainty. The nature, scope and cost of the company's Y2K project is based on management's best estimates. These estimates are based in part on information obtained from third parties (including customers, suppliers and consultants hired to assist in the Y2K compliance program) and in part on numerous assumptions regarding future events (including the ability of software vendors to implement new operating systems or deliver upgrades and repairs as promised, the availability of new computer hardware and consultants to meet the company's planned needs). Due to the general level of uncertainty inherent in Y2K analysis, the company is unable to determine conclusively whether the consequences of potential Y2K failures by either the company or its customers and key suppliers will have a material impact on the company's results of operations, liquidity or financial condition. It is likely, however, that if the company is unable to complete its Y2K project as planned or if the company's key suppliers and customers or a sizable number of its smaller suppliers and customers fail to remediate their systems, this will have a material adverse impact on the company's results of operations, liquidity and financial condition. The company's Y2K project is expected to significantly reduce the company's level of uncertainty about the Y2K problem, and to reduce the likelihood of risk of interruptions to routine business operations.






































                                 -13-
PART II OTHER INFORMATION

Item 2. - Changes in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities

(1) During the first fiscal quarter of 1999, 1,799 shares were issued under the Company's U.K. Savings Related Share Plan (the "Savings Plan"). Under the Saving Plan, shares are issued to employees who elect at the end of the five year savings period or upon termination of employment to receive the accumulated savings in the form of shares of the Company's stock rather than cash.

(a) Participation in the Savings Plan is offered to all employees of the Company's subsidiaries in the United Kingdom.

(b) The total dollar value of the shares issued during the quarter was $30,362.43.

        Under the Savings Plan:

        176 shares were issued at $18.15 per share with an aggregate value of $3,194.40.

        514 shares were issued at $15.5334 per share with an aggregate value of $7,984.17.

        942 shares were issued at $15.8834 per share with an aggregate value of $14,962.16.

        146 shares were issued at $24.15 per share with an aggregate value of $3,525.90.

        21 shares were issued at $33.1333 per share with an aggregate value of $695.80.

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

(d) Under the Savings Plans, employees are given the right to buy a specified number of shares with the proceeds of a "Save-as-You-Earn" savings contract. Under the savings contract, the employee authorizes 60 monthly deductions from his or her paycheck At the end of the five year period, the employee may elect to (i) use all or a part of the accumulated savings to buy all or some of the shares under the employee's options, (ii) leave the accumulated savings with the financial institution that has custody of the funds for an additional two years or (iii) take a cash distribution of the accumulated savings. The option to purchase shares will lapse at the end of the five year period if not exercised at that time.
                                      -14-

Item 6. - Exhibits and Reports on Form 8-K

(a) Exhibits

         (1)  See Exhibit Index on page 16.

(b) Reports on Form 8-K.

         (1) Registrant filed a Current Report on Form 8-K, dated January 19, 1999, in respect of the Registrant's press release announcing an agreement with the Federal Trade Commission relating to Made in USA labeling.

         (2) Registrant filed a Current Report on Form 8-K, dated January 28, 1999, in respect of the Registrant's press release announcing fourth quarter and year end results.

         (3) Registrant filed a Current Report on Form 8-K, dated February 24, 1999, which contained an Underwriting Agreement, Terms Agreement between the Registrant and Goldman, Sachs &
              Co. and Salomon Smith Barney Inc., and Note relating to the offer and sale of debt in the principal amount of $120,000,000 at an interest rate of 5.75%.

         (4) Registrant filed a Current Report on Form 8-K, dated March 15, 1999, discussing the Registrant's new business segment presentation and the restated Business Segment Information for fiscal years 1998, 1997, 1996 and quarterly Business Segment Information for fiscal year 1998.

                             Signature








Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        THE STANLEY WORKS






Date: May 18, 1999                  By:  Theresa F. Yerkes

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