Form 10-Q
period 1999-07-03
STANLEY WORKS
filed 1999-08-17
CIK 93556

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549


                                 FORM 10-Q


      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934
                For the quarterly period ended July 3, 1999.

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: shares of the company's Common Stock ($2.50 par value) were outstanding 88,911,723 as of August 13, 1999.





PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  THE STANLEY WORKS AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited, Millions of Dollars Except Per Share Amounts)



                             Second Quarter          Six Months
                             1999     1998        1999       1998
                           -------  -------     ---------  ---------

Net Sales                  $ 685.5  $ 691.8     $ 1,369.2  $ 1,363.7

Costs and Expenses
  Cost of sales              455.1    448.9         906.5      883.9
  Selling, general and
    administrative           182.2    166.1         355.3      337.2
  Interest - net               7.7      5.2          14.9       10.0
  Other - net                  2.4      4.1           7.0        6.9
                           -------  -------     ---------  ---------
                             647.4    624.3       1,283.7    1,238.0
                           -------  -------     ---------  ---------
Earnings before
    income taxes              38.1     67.5          85.5      125.7

Income Taxes                  12.8     25.3          29.9       47.1
                           -------  -------     ---------  ---------
Net Earnings               $  25.3  $  42.2     $    55.6  $    78.6
                           =======  =======     =========  =========
Net Earnings Per
    Share of Common Stock

     Basic                 $  0.28  $  0.47     $    0.62  $    0.88
                           =======  =======     =========  =========
     Diluted               $  0.28  $  0.47     $    0.62  $    0.87
                           =======  =======     =========  =========
Dividends per share        $ 0.215  $  0.20     $    0.43  $    0.40
                           =======  =======     =========  =========
Average shares outstanding
    (in thousands)

     Basic                  89,447   89,405        89,439     89,442
                           =======  =======     =========  =========
     Diluted                89,831   90,442        89,751     90,464
                           =======  =======     =========  =========











See notes to consolidated financial statements.

                           THE STANLEY WORKS AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                            (Unaudited, Millions of Dollars)

                                                          July 3    January 2
                                                            1999         1999
                                                        --------     --------
ASSETS
Current Assets
   Cash and cash equivalents                             $  84.8    $   110.1
   Accounts and notes receivable                           534.8        517.0
   Inventories                                             370.8        380.9
   Other current assets                                     77.6         78.4
                                                        --------     --------
Total Current Assets                                     1,068.0      1,086.4

Property, plant and equipment                            1,184.1      1,198.5
   Less: accumulated depreciation                         (693.5)      (687.1)
                                                        --------     --------
                                                           490.6        511.4

Goodwill and other intangibles                             187.1        196.9
Other assets                                               142.3        138.2
                                                        --------     --------
                                                       $ 1,888.0    $ 1,932.9
                                                        ========     ========
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
   Short-term borrowings                               $   240.5    $   207.8
   Current maturities of long-term debt                     11.2         14.2
   Accounts payable                                        173.6        172.1
   Accrued expenses                                        274.9        308.0
                                                        --------     --------
Total Current Liabilities                                  700.2        702.1

Long-Term Debt                                             298.7        344.8
Other Liabilities                                          208.2        216.6

Shareowners' Equity
   Common stock                                            230.9        230.9
   Retained earnings                                       881.9        867.2
   Accumulated other comprehensive loss                    (97.3)       (84.6)
   ESOP debt                                              (207.7)      (213.2)
                                                        --------     --------
                                                           807.8        800.3
       Less: cost of common stock in treasury              126.9        130.9
                                                        --------     --------
 Total Shareowners' Equity                                 680.9        669.4
                                                        --------     --------
                                                       $ 1,888.0    $ 1,932.9
                                                        ========     ========




See notes to consolidated financial statements.

                     THE STANLEY WORKS AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Unaudited, Millions of Dollars)

                                        Second Quarter      Six Months
                                         1999    1998      1999    1998
                                        ------  ------    ------  ------
Operating Activities
  Net earnings                          $ 25.3  $ 42.2    $ 55.6  $ 78.6
  Depreciation and amortization           21.2    18.3      45.3    38.1
  Other non-cash items                     9.4    10.0      13.8    10.6
  Changes in operating assets
     and liabilities                      (0.2)  (59.3)    (54.5) (137.5)
                                        ------  ------    ------  ------
  Net cash provided (used) by
     operating activities                 55.7    11.2      60.2   (10.2)

Investing Activities
  Capital expenditures                   (20.1)  (13.5)    (40.5)  (20.9)
  Capitalized software                    (5.6)   (1.4)    (10.2)   (1.8)
  Proceeds from sales of businesses          -       -         -     3.0
  Proceeds from sales of assets            9.5     5.0      14.9     5.8
  Other                                   (2.2)    1.1      (4.1)   (0.1)
                                        ------  ------    ------  ------
  Net cash used by
     investing activities                (18.4)   (8.8)    (39.9)  (14.0)

Financing Activities
  Payments on long-term borrowings        (2.3)   (1.6)   (156.0)  (38.1)
  Proceeds from long-term borrowings         -       -     120.9       -
  Net short-term borrowings               (7.5)    8.3      34.7    36.5
  Proceeds from issuance of common stock   3.4     5.6       5.0    14.5
  Purchase of common stock for treasury   (6.7)  (13.4)     (8.9)  (29.6)
  Cash dividends on common stock         (19.2)  (17.8)    (38.3)  (35.6)
                                        ------  ------    ------  ------
Net cash used by
     financing activities                (32.3)  (18.9)    (42.6)  (52.3)

Effect of Exchange Rate Changes on Cash   (0.7)    0.7      (3.0)    1.7
                                        ------  ------    ------  ------
Increase (Decrease) in Cash and
     Cash Equivalents                      4.3   (15.8)    (25.3)  (74.8)

Cash and Cash Equivalents,
     Beginning of Period                  80.5    93.2     110.1   152.2
                                        ------  ------    ------  ------
Cash and Cash Equivalents,
     End of Second Quarter              $ 84.8  $ 77.4    $ 84.8  $ 77.4
                                        ======  ======    ======  ======

See notes to consolidated financial statements.

                         THE STANLEY WORKS AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CHANGES
                               IN SHAREOWNERS' EQUITY
                          (Unaudited, Millions of Dollars)

                                    Accumulated
                                    Other Compre-
                                       hensive                     Total
                    Common  Retained   Income    ESOP  Treasury  Shareowners'
                     Stock  Earnings   (Loss)    Debt    Stock     Equity
                    ---------------------------------------------------------
Balance Jan. 2, 1999 $230.9  $867.2   $(84.6)  $(213.2) $(130.9)   $669.4
Comprehensive income:
    Net earnings               55.6
    Foreign currency
      translation                      (12.7)
Total comprehensive
  income                                                             42.9
Cash dividends
  declared                    (38.3)                                (38.3)
Net common stock
  activity                     (4.4)                         4.0     (0.4)
Tax benefit related
  to stock options              0.4                                   0.4
ESOP debt                                           5.5               5.5
ESOP tax benefit                1.4                                   1.4
                    ---------------------------------------------------------
Balance July 3, 1999 $230.9  $881.9   ($97.3)   ($207.7) ($126.9)  $680.9
                    =========================================================

                                    Accumulated
                                    Other Compre-
                                      hensive                        Total
                    Common  Retained  Income     ESOP   Treasury  Shareowners'
                     Stock  Earnings  (Loss)     Debt     Stock     Equity
                    ---------------------------------------------------------
Balance Jan. 3, 1998 $230.9  $806.6   $(85.3)  $(223.8) $(120.6)   $607.8
Comprehensive income:
    Net earnings               78.6
    Foreign currency
      translation                          -
Total comprehensive
  income                                                             78.6
Cash dividends
  declared                    (35.6)                                (35.6)
Net common stock
  activity                     (5.9)                      (6.1)     (12.0)
Tax benefit related
  to stock options              3.2                                   3.2
ESOP debt                                          2.6                2.6
ESOP tax benefit                1.3                                   1.3
                    ---------------------------------------------------------
Balance July 4,1998  $230.9  $848.2   $(85.3)  $(221.2) $(126.7)   $645.9
                    =========================================================

See notes to consolidated financial statements.
                                      -4-



                  THE STANLEY WORKS AND SUBSIDIARIES
                     BUSINESS SEGMENT INFORMATION
                   (Unaudited, Millions of Dollars)




                             Second Quarter          Six Months
                              1999    1998        1999       1998
                            -------  -------    ---------  ---------
INDUSTRY SEGMENTS
Net Sales
  Tools                     $ 533.2  $ 532.7    $ 1,058.6  $ 1,045.2
  Doors                       152.3    159.1        310.6      318.5
                            -------  -------    ---------  ---------
  Consolidated              $ 685.5  $ 691.8    $ 1,369.2  $ 1,363.7
                            =======  =======    =========  =========

Operating Profit
  Tools                     $  74.1  $  79.2    $   140.6  $   146.3
  Doors                         8.8     13.9         21.7       28.9
                            -------  -------    ---------  ---------
                               82.9     93.1        162.3      175.2
  Restructuring-related
    transition and other
    non-recurring costs       (34.7)   (16.3)       (54.9)     (32.6)
  Interest-net                 (7.7)    (5.2)       (14.9)     (10.0)
  Other-net                    (2.4)    (4.1)        (7.0)      (6.9)
                            -------  -------    ---------  ----------
  Earnings Before
      Income Taxes          $  38.1  $  67.5    $    85.5  $   125.7
                            =======  =======    =========  ==========

GEOGRAPHIC NET SALES
  United States             $ 485.3  $ 502.1    $   970.1  $   977.4
  Other Americas               52.7     57.0         99.2      112.5
  Europe                      124.5    109.6        253.7      229.5
  Asia                         23.0     23.1         46.2       44.3
                            -------  -------    ---------  ----------
  Consolidated              $ 685.5  $ 691.8    $ 1,369.2  $ 1,363.7
                            =======  =======    =========  ==========










See notes to consolidated financial statements.

                         THE STANLEY WORKS AND SUBSIDIARIES
        NOTES TO (Unaudited) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 July 3, 1999


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

NOTE B - Earnings Per Share Computation

The following table reconciles the weighted average shares outstanding used to calculate basic and diluted earnings per share.

                                 Second Quarter              Six Months
                               1999         1998         1999         1998
                            ----------   ----------    ----------   ----------
Net earnings -
  basic and diluted             $ 25.3       $ 42.2        $ 55.6       $ 78.6
                            ==========   ==========    ==========   ==========
Basic earnings per share -
  weighted average shares   89,446,907   89,404,624    89,439,257   89,442,431

Dilutive effect of
  employee stock options       383,664    1,037,239       311,322    1,021,113
                            ----------   ----------   -----------   ----------
Diluted earnings per share -
  weighted average shares   89,830,571   90,441,863    89,750,579   90,463,544
                            ==========   ==========   ===========   ==========


NOTE C - Inventories

The components of inventories at the end of the second quarter of 1999 and at year-end 1998, in millions of dollars, are as follows:

                              July 3           January 2
                                1999                1999
                              ------              ------
Finished products            $ 267.6             $ 273.3
Work in process                 48.5                52.5
Raw materials                   54.7                55.1
                              ------              ------
                             $ 370.8             $ 380.9
                              ======              ======

NOTE D - Cash Flow Information

Interest paid during the second quarters of 1999 and 1998 amounted to $8.7 million and $7.5 million, respectively. Interest paid for the six months of 1999 and 1998 amounted to $17.4 million and $14.4 million, respectively.

Income taxes paid during the second quarters of 1999 and 1998 were $13.0 million and $37.2 million, respectively. Income taxes paid for the six months of 1999 and 1998 were $21.0 million and $46.6 million, respectively.

NOTE E - New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting For Derivative Instruments and Hedging Activities," which was originally to be effective in fiscal year 2000. In May 1999, the Financial Accounting Standards Board deferred the effective date for one year and the standard now will be effective in fiscal year 2001. The adoption of this standard is not expected to have a material impact on the company's balance sheet, operating results or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The company's goal is to become one of the world's Great Brands, delivering sustained, profitable growth. To achieve this goal the company has undertaken a major restructuring to consolidate manufacturing and distribution operations, simplify the organizational structure and make other changes to position itself as a low cost producer. The savings associated with those changes are targeted for reinvestment in growth initiatives such as new product and brand development. In the first six months of 1999, progress has been slow and the company continues to be hampered by fundamental operating inefficiencies in manufacturing and distribution. As a result, the company is presently developing new sales and marketing programs to stimulate sales growth and initiatives designed to lower the company's cost structure.

Net sales were $686 million, down 1% from $692 million in the same quarter last year. ZAG Industries Ltd. ("ZAG"), which was acquired in August 1998, contributed 3% to the sales growth. This growth was offset by a 4% reduction in sales from ongoing businesses. The net effect of pricing and foreign currency translation caused 1% of this decline. The remaining 3% decline was due to decreases in unit sales volume. Lingering effects of poor 1998 fill rates in hardware and tools continue to depress sales even though many of those operational problems have been corrected. Additionally, a weak Latin American economy, the softening of industrial markets and difficulties associated with the implementation of SAP software in a part of the company's doors business contributed to the lower sales volumes. Net sales were $1,369 million for the first six months of 1999 which was relatively flat to the same period last year. ZAG contributed 3% to the sales growth, which was offset primarily by reduced sales volume from ongoing businesses.

The company's restructuring initiatives require expenditures which affect the financial statements. Restructuring-related transition costs are costs resulting from these initiatives that are classified as period operating expenses within cost of sales or selling, general and administrative expense. These include the costs of moving production equipment, operating duplicate facilities while transferring production or distribution, consulting costs incurred in planning and implementing changes, and other types of costs that have been incurred to facilitate the changes encompassed by the restructuring initiatives. Management uses its judgment to determine which costs should be classified as transition costs based on whether the costs are unusual in nature, incurred only because of restructuring initiatives and are expected to cease when the transition activities end. In addition, the company is incurring costs to remediate its computer and related systems so that these systems will function properly with regard to date issues related to the year 2000 ("Y2K"). Because the presence of restructuring charges, restructuring-related transition costs and non-recurring Y2K remediation costs obscure the underlying trends within the company's business, the company also provides information on its reported results excluding these identifiable costs. These pro forma or "core" results are the basis of business segment information. In addition, the narrative regarding results of operations has been expanded to provide information as to the effects of these items on each financial statement category. As these costs are expected to be significantly lower in future periods, the company will no longer distinguish between reported and "core" beginning in the third quarter of 1999 and thereafter.
                                  -8-
The company reported gross profit of $230 million, or 33.6% of net sales. This represented a decrease of 5% from $243 million, or 35.1% of net sales, reported in the second quarter of 1998. Included in the second quarter cost of sales for 1999 was $14 million of restructuring-related transition costs, primarily for plant rationalization activities, as compared with $3 million recorded in the second quarter of 1998. The increase represented much greater plant closure activity. Core gross profits were 35.7% of net sales, compared with 35.5% in the second quarter of 1998. The company reported gross profit of $463 million, or 33.8% of net sales for the first six months of 1999 compared to 35.2% of net sales in 1998. Included in the cost of sales for 1999 was $20 million of restructuring-related transition costs, primarily for plant rationalization activities, as compared with $7 million recorded in the same period of 1998. Core gross profits were 35.3% of net sales, compared with 35.7% for the first six months of 1998. During the first six months of 1999, the productivity savings from restructuring and centralized procurement activities were almost entirely offset by production and distribution inefficiencies.

Selling, general and administrative expenses were $182 million, or 26.6% of net sales, in the second quarter of 1999, as compared with $166 million, or 24.0% of net sales in the second quarter of 1998. The increase in spending is partially attributed to a $8 million increase in restructuring-related transition and other non-recurring costs, which increased from $13 million in 1998 to $21 million in 1999. The increase resulted from additional spending on transition to centralized European distribution centers, consulting costs and other costs incurred for structural reorganization and administrative efficiency solutions. Incremental Y2K costs incurred in the second quarter were $8 million. On a core basis, selling, general and administrative expenses increased to $162 million in the second quarter of 1999 from $153 million in the second quarter of 1998. This increase is the result of the Zag acquisition, higher selling and administrative costs inherent in the MacDirect [TM] program and reinvestment of savings achieved from restructuring into spending on brand and new product development.

Selling, general and administrative expenses were $355 million, or 26.0% of net sales, in the six month period of 1999, as compared with $337 million, or 24.7% of net sales in 1998. The increase in spending is partially attributed to a $9 million increase in restructuring-related transition and other non-recurring costs, which increased from $26 million in 1998 to $35 million in 1999. On a core basis, selling, general and administrative expenses increased to $320 million in 1999 from $311 million in 1998. This increase is the result of the Zag acquisition, higher selling and administrative costs inherent in the MacDirect [TM] program and increased spending on brand and new product development.

Net interest expense was $8 million in the second quarter of 1999 and $15 million for the first six months of 1999 compared to $5 million and $10 million, respectively, for the same periods in 1998. These increases are attributed to the acquisition of ZAG and the funding of working capital increases.

The company's 1999 effective annual income tax rate was reduced to 35.0% during the second quarter. This resulted in a 33.8% effective tax rate in the quarter, versus 37.5% for the second quarter and first six months of last year. This reduction reflected the continued benefit of structural changes implemented in late 1998, as well as an increase in the company's
                                 -9-
ability to utilize foreign tax credits associated with a higher portion of the company's taxable income being earned overseas.

Net earnings for the second quarter were $25 million, or $.28 per diluted share, compared with the prior year's net income of $42 million, or $.47 per diluted share. Net earnings on a core basis, would have been $48 million, or $.54 per diluted share in the second quarter of 1999 compared with $52 million, or $.58 per diluted share in 1998.

Net earnings for the first six months of 1999 were $56 million, or $.62 per diluted share, compared with the prior year's net income of $79 million, or $.87 per diluted share. Net earnings on a core basis, would have been $91 million, or $1.02 per diluted share in the first six months of 1999 compared with $99 million, or $1.09 per diluted share in 1998.

Business Segment Results
The Tools segment includes carpenters, mechanics, pneumatic and hydraulic tools as well as tool sets. The Doors segment includes commercial and residential doors, both automatic and manual, as well as closet doors and systems, home decor and door and consumer hardware. The company assesses the performance of its business segments using core operating profit, which excludes restructuring charges, restructuring-related transition and other non-recurring costs. Segment eliminations are also excluded.

As reflected in the table, "Business Segment Information", Tools sales in the second quarter of 1999 were $533 million, essentially flat with the second quarter last year. This segment was positively impacted by the ZAG acquisition, which generated a 4% increase in Tools sales, and the continued growth in the Mac Tools business. These increases were completely offset by lower unit volume in hand tools in the U.S. and Latin America, fastening systems and hydraulic tools. The Tools segment core operating profit was 13.9% of net sales for the second quarter of 1999, compared with 14.9% of net sales in the same period last year, reflecting the effects of customer service related cost inefficiencies and higher selling, general and administrative costs. This also contributed to the decline in core operating profits for the six month period which were $141 million, or 13.3% of net sales, compared to $146 million, or 14.0% of net sales in 1998.

Doors segment sales decreased to $152 million, approximately 4% below 1998's second quarter. Strong unit volume sales of North American residential entry doors and double digit unit volume growth in U.S. home decor products were more than offset by declines in the U.S. hardware and access technology unit sales volume. The decline in access technology's sales was the result of difficulties associated with the implementation of SAP software. Hardware sales were also depressed due to the lingering effects of poor 1998 service fill rates, despite recent improvements. The Doors segment core operating profit decreased to 5.8% of net sales in the second quarter of 1999, compared with 8.7% of net sales in the same period last year, largely due to pricing pressures in the U.S hardware business and the difficulties associated with the SAP implementation. These issues combined with a shift in the mix of product to lower-margin retail channels, resulted in decreased core operating profits for the six month period of $22 million, or 7.0% of net sales, compared to $29 million, or 9.1% of net sales in 1998.




                                  -10-
Restructuring
At January 2, 1999, reserve balances related to the company's restructuring initiatives were $154 million, of which $44 million relate to the write-down of impaired assets. The remaining $110 million included $73 million related to severance, and $37 million to environmental remediation and other exit costs. For the six months ended July 3, 1999, asset write-downs of $7 million, severance of $21 million and payments for other exit costs of $11 million reduced these reserves. The reserve balances at the end of the second quarter were $115 million, of which $37 million related to the write-down of impaired assets, $52 million related to severance, and $26 million to environmental remediation and other exit costs.

The company is currently re-evaluating the scope of initiatives encompassed by the remaining restructuring reserves. The objective of the review is to determine which restructuring initiatives should be completed and also to identify new initiatives to further lower the company's cost structure. The outcome of this effort, which will be completed prior to December 1999, will be a reversal of reserves for actions the company will not complete and will be offset to some extent by a charge for reserves related to new initiatives. Until the detailed planning has been completed the net effect will not be known, however, management currently anticipates that the impact will not result in a net charge to operations.

FINANCIAL CONDITION
Liquidity and Sources of Capital
In the second quarter of 1999, the company generated $56 million in operating cash flow compared to $11 million in the second quarter of 1998. This significant increase was driven by better working capital management. In the second quarter of 1998, operating cash flow was reduced by significantly higher inventory levels built in response to customer service and other operational problems. For the six months of 1999, the company's receivables have increased by $18 million and the inventory has declined by $10 million. The receivables increase is primarily attributable to the Zag and Mac Tools growth. The inventory decrease is primarily attributed to SKU reductions combined with order fill rates that are approaching customer-required levels in a number of the company's business units.

Capital expenditures were $20 million for the second quarter of 1999 representing a substantial increase over the second quarter of last year. Investment in capital during the first half 1998 was lower than traditional levels and lower than depreciation and amortization.
Facility consolidations, continued outsourcing and the Stanley Production System (which focuses on continuous improvement) collectively reduced the requirement for operating capital on a temporary basis. The level of spending has returned to more traditional levels during the second quarter and first half of 1999.

Strategic changes were made in the company's debt portfolio during early 1999. In 1998, funding for working capital and the acquisition of ZAG was provided by increased short-term borrowings. Short-term sources of funds were used at that time with the intent of subsequently securing medium term financing for the acquisition component of the requirement. In the first quarter 1999, the company issued $120 million of 5 year debt to capitalize on the current rate environment and reduce its reliance on short-term sources of funds.

                                 -11-
Year 2000 Update
Since many computer systems and other equipment with embedded chips or processors use only two digits to represent the year, these business systems may be unable to process accurately certain data before, during or after the year 2000. As a result, business and governmental entities are at risk for possible miscalculations or systems failures causing disruptions in their business operations. This is commonly known as the Year 2000 or Y2K issue. The Y2K issue can arise at any point in the company's supply, manufacturing, distribution and financial chains.

A Y2K project office was established in September 1997 and is staffed with internal managers who are responsible for oversight and implementation of the principal portions of the Y2K project. Approximately 60% of the internal information technology resources were committed to Y2K remediation efforts in the second quarter of 1999. The scope of the project includes: ensuring the compliance of all applications, operating systems and hardware on mainframe, PC and LAN platforms; addressing issues related to software and non-IT embedded systems used in plant and distribution facilities; and addressing the compliance of key suppliers and customers. The project has four phases: inventory and assessment of systems and equipment affected by the Y2K issue; definition of strategies to address affected systems and equipment; remediation or replacement of affected systems and equipment; and testing that each is Y2K compliant.

With respect to ensuring the compliance of all applications, operating systems and hardware (other than PCs) on the company's various computer platforms, the assessment and definition of strategies phases have been completed. Remediation or replacement and testing phases have been completed for approximately 80% of information systems. As part of the remediation process, approximately 20% of the company's current business transaction systems were to be replaced with new business transaction systems, principally SAP. These plans were subsequently modified to reduce the number of SAP conversions and to instead remediate the existing systems. Project plans for this change are currently being developed; however, initial assessments are that the conversions and remediation will be completed by year-end.

The inventory of all PC's and related equipment is 100% complete with assessment, remediation and testing complete in North and South America, 90% complete in Asia and on schedule for completion in Europe by October 1999.

With respect to addressing issues related to software and non-IT embedded systems used in the company's manufacturing and distribution facilities, the assessment and definition of strategies phases have been completed. The remediation or replacement phase, as well as such testing as is judged appropriate, is expected to be completed by the end of third quarter 1999.

In addition, the company has begun to develop contingency plans to address the most reasonably likely worst case scenario, although such scenario has not yet been identified. Contingency plans will provide for process changes, alternative methods of processing including manual, temporary inventory builds, adjustments to staffing and other strategies to minimize disruption caused by any Y2K failure.

It is currently estimated that the aggregate cost of the company's Y2K efforts, which include internal and incremental costs, will be
                                 -12-
approximately $95 to $105 million. Approximately $75 million of these costs have been spent to date. It is expected that no more than 25% of the total cost will be capitalized.

The company relies on numerous third party suppliers in the operation of its business. Interruption in the operations of any supplier due to Y2K issues would affect company operations. The company has initiated efforts to evaluate the status of its most critical suppliers' progress and this process is expected to be completed in the next few months.

Interruptions in customers' operations due to Y2K issues would result in reduced sales, increased inventory or receivable levels and cash flow reductions. While these events are possible, the company's customer and supplier base is broad enough to minimize the impact of the failure of any single interface. The company is currently assessing its customer interfaces and expects to begin testing in the next few months. Additional discussion of the risks associated with potential Y2K failures is provided in the last paragraph under Risk/Cautionary Statements.

Risk/Cautionary Statements

The statements contained in this Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 regarding (1) the company's ability to achieve operational excellence and deliver sustained, profitable growth, (e.g., sales growth at twice the industry rate, earnings growth in the low to mid teens and dividend growth) and (2) initiatives and programs being developed and undertaken to improve earnings and sales are forward looking and inherently subject to risk and uncertainty.

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

The Company's ability to generate sustained, profitable growth is dependent on successfully freeing up resources to fund new product and brand development and new ventures to broaden its markets, and to defend market share in the face of price and other competition. Success at developing new products will depend on the ability of the new product development process to foster creativity and identify viable new product ideas as well as the Company's ability to attract new product engineers and to design and implement strategies to effectively commercialize the new product ideas. The achievement of growth through new ventures will depend upon the ability to successfully identify, negotiate, consummate and integrate into operations acquisitions, joint ventures and/or strategic alliances.

As many of the initiatives and programs to improve earnings and sales are still being developed at this time, the company is unable to identify all of the risk factors that should be taken into account in gauging its ability to
                                 -13-
achieve improved sales and earnings. Some of the risk factors to be considered include: (1) the ability to recruit and retain a sales force to implement the sales and marketing programs, (2) the ability of these programs to stimulate demand for products, (3) the ability of the current sales force to adapt to changes made in the sales organization and maintain adequate customer coverage, (4) the implementation of productivity improvements in manufacturing operations, (5) the ability to adapt output to meet changing demand, (6) the successful installation and implementation of SAP and other critical business transaction systems scheduled for the second half of this year and (7) the need to respond to significant changes in product demand and other unforeseen events.

The Company's ability to achieve the objectives discussed above will be affected by external factors. These include pricing pressure and other changes within competitive markets, the continued consolidation of customers in consumer channels, increasing competition, changes in trade, monetary and fiscal policies and laws, inflation, currency exchange fluctuations, the impact of dollar/foreign currency exchange rates on the competitiveness of products and recessionary or expansive trends in the economies of the world in which the company operates.

Many statements contained in the discussion of the state of the company's Y2K readiness are forward looking and are inherently subject to risk and uncertainty. The nature, scope and cost of the company's Y2K project are based on management's best estimates. These estimates are based in part on information obtained from third parties (including customers, suppliers and consultants hired to assist in the Y2K compliance program) and in part on numerous assumptions regarding future events (including the ability of software vendors to implement new operating systems or deliver upgrades and repairs as promised, and the availability of new computer hardware and consultants to meet the company's planned needs). Due to the level of uncertainty inherent in Y2K analysis and the complexity of the remediation activity, the company is unable to determine conclusively whether the consequences of potential Y2K failures by either the company or its customers and key suppliers will have a material impact on the company's results of operations, liquidity or financial condition. It is likely, however, that if the company is unable to complete its Y2K project as planned or if the company's key suppliers and customers or a sizable number of its smaller suppliers and customers fail to remediate their systems, this will have a material adverse impact on the company's results of operations, liquidity and financial condition. The company's Y2K project is expected to significantly reduce the company's level of uncertainty about the Y2K problem, and to reduce the likelihood of risk of interruptions to routine business operations.
















                                 -14-

PART II OTHER INFORMATION

Item 2. - Changes in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities

(A) During the second fiscal quarter of 1999, options to purchase 63,548 shares of the Company's common stock at a purchase price of $24.60 per share were subscribed to by 306 employees under the Company's U.K. Savings Related Share Plan (the "Savings Plan"). In addition, 1,176 shares were issued to certain participants under the Savings Plan. Under the Savings Plan, shares are issued to employees who elect at the end of the five year savings period or upon termination of employment to receive the accumulated savings in the form of shares of the Company's stock rather than cash.

(B) Participation in the Savings Plan is offered to all employees of the Company's subsidiaries in the United Kingdom.

(C) The total dollar value of the shares issued during the quarter was $22,433.83.

	Under the Savings Plan:

172 shares were issued at $15.5334 per share with an aggregate value of
    $2,671.74.
574 shares were issued at $15.8834 per share with an aggregate value of
    $9,117.07.
401 shares were issued at $24.15 per share with an aggregate value of
    $9,684.15.
29 shares were issued at $33.1333 per share with an aggregate value of $960.87.

(D) Neither the options nor the underlying shares have been registered in reliance on an exemption from registration found in several no-action letters issued by the Division of Corporation Finance of the Securities and Exchange Commission. Registration is not required because the Company is a reporting company under the Securities Exchange Act of 1934, its shares are actively traded, the number of shares issuable under the Savings Plan is small relative to the number of shares outstanding, all eligible employees are entitled to participate, the shares are being issued in connection with the employees' compensation, not in lieu of it and there is no negotiation between the Company and the employee regarding the grant.

(E) Under the Savings Plan, employees are given the right to buy a specified number of shares with the proceeds of a "Save-as-You-Earn" savings contract. Under the savings contract, the employee authorizes 60 monthly deductions from his or her paycheck. At the end of the five year period, the employee may elect to (i) use all or a part of the accumulated savings to buy all or some of the shares under the employee's options, (ii) leave the accumulated savings with the financial institution that has custody of the funds for an additional two years or (iii) take a cash distribution of the accumulated savings. The option to purchase shares will lapse at the end of the five year period if not exercised at that time.












                                      -15-
Item 4. - Submission of Matters to a Vote of Security-Holders

(a) The Company's Annual Meeting was held on April 28, 1999.

(b) (i) The following directors were elected:

                   Shares Voted      Shares
                       For          Withheld      Non-Votes

Stillman B. Brown	  61,876,696        0		         7,878,542
Mannie L. Jackson   61,774,437        0           7,980,800
Kathryn D. Wriston  61,892,402        0           7,862,835

	(ii) Ernst & Young LLP was approved as the Company's independent auditors by the following vote:

FOR      65,158,121        AGAINST  3,775,049
ABSTAIN     822,066        NOT VOTED        0

Item 5. - Other Information

At a meeting of the Board of Directors held on May 19, 1999, Ronald L. Newcomb was elected Vice President, Operations of the Company and was designated an "executive officer", as such term is defined in Rule 3b-7 under the Securities Exchange Act of 1934 and as such term is used in Item 401(b) of Regulation S-K, and as an "officer" for purposes of Section 16 of the Act.

At a meeting of the Board of Directors held on July 14, 1999, James M. Loree was elected Vice President, Finance and Chief Financial Officer of the Company and was designated an "executive officer", as such term is defined in Rule 3b-7 under the Securities Exchange Act of 1934 and as such term is used in Item 401(b) of Regulation S-K, and as an "officer" for purposes of Section 16 of the Act.

Item 6. - Exhibits and Reports on Form 8-K

(a) Exhibits

         (1) See Exhibit Index on page 18.

(b) Reports on Form 8-K.

         (1) Registrant filed a Current Report on Form 8-K, dated April 21, 1999, in respect of the Registrant's press release announcing first quarter results.

         (2) Registrant filed a Current Report on Form 8-K, dated April 28, 1999, which contained a letter to Stanley's Financial Analysts summarizing the highlights of the annual meeting.

         (3) Registrant filed a Current Report on Form 8-K, dated May 12, 1999, announcing the appointment of Ronald L. Newcomb as Vice President, Operations.

         (4) Registrant filed a Current Report on Form 8-K, dated June 22, 1999, announcing the appointment of James M. Loree as Chief Financial Officer.

                             Signature








Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        THE STANLEY WORKS






Date: August 17, 1999               By:  James M. Loree

                                         James M. Loree
                                         Vice President, Finance and
     	                                   Chief Financial Officer


                                    By:  Theresa F. Yerkes

                                         Theresa F. Yerkes
                                         Vice President and
                                         Controller (Chief Accounting
                                         Officer)

                                  EXHIBIT INDEX


           EXHIBIT LIST



(10)(i) Engagement Letter, dated May 7, 1999 between The Stanley Works and Ron Newcomb

(10)(ii) Engagement Letter, dated June 9, 1999 between The Stanley Works and James Loree

(12)       Computation of Ratio of Earnings to Fixed Charges

(27)       Financial Data Schedule