Form 10-Q
period 1999-10-02
STANLEY WORKS
filed 1999-11-16
CIK 93556

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549


                                 FORM 10-Q


      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934
                For the quarterly period ended October 2, 1999.

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: shares of the company's Common Stock ($2.50 par value) were outstanding 89,424,663 as of November 12, 1999.





PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  THE STANLEY WORKS AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
        (Unaudited, Millions of Dollars Except Per Share Amounts)



                             Third Quarter          Nine Months
                             1999     1998        1999       1998
                          -------   -------     ---------  ---------

Net Sales                 $ 692.0   $ 689.6     $ 2,061.2  $ 2,053.3

Costs and Expenses
  Cost of sales             446.9     453.2       1,353.4    1,337.1
  Selling, general and
    administrative          166.9     172.7         522.2      509.9
  Interest - net              7.0       7.4          21.9       17.4
  Other - net                (6.2)      2.7           0.8        9.6
                          -------   -------     ---------  ---------
                            614.6     636.0       1,898.3    1,874.0
                          -------   -------     ---------  ---------
Earnings before
  income taxes               77.4      53.6         162.9      179.3

Income Taxes                 27.1      20.2          57.0       67.3
                          -------   -------     ---------  ---------
Net Earnings              $  50.3   $  33.4     $   105.9  $   112.0
                          =======   =======     =========  =========
Net Earnings Per
  Share of Common Stock

  Basic                   $  0.56   $  0.37     $    1.18  $    1.25
                          =======   =======     =========  =========
  Diluted                 $  0.56   $  0.37     $    1.18  $    1.24
                          =======   =======     =========  =========
Dividends per share       $  0.22   $ 0.215     $    0.65  $   0.615
                          =======   =======     =========  =========
Average shares outstanding
  (in thousands)

  Basic                    89,687    89,367        89,532     89,413
                          =======   =======     =========  =========
  Diluted                  89,949    90,102        89,805     90,338
                          =======   =======     =========  =========











See notes to consolidated financial statements.

                           THE STANLEY WORKS AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                            (Unaudited, Millions of Dollars)

                                                       October 2    January 2
                                                            1999         1999
                                                        --------     --------
ASSETS
Current Assets
   Cash and cash equivalents                           $   131.5    $   110.1
   Accounts and notes receivable                           576.0        517.0
   Inventories                                             367.1        380.9
   Other current assets                                     74.8         78.4
                                                        --------     --------
Total Current Assets                                     1,149.4      1,086.4

Property, Plant and Equipment                            1,186.9      1,198.5
   Less: Accumulated Depreciation                         (691.0)      (687.1)
                                                        --------     --------
                                                           495.9        511.4

Goodwill and Other Intangibles                             187.6        196.9
Other Assets                                               129.0        138.2
                                                        --------     --------
                                                       $ 1,961.9    $ 1,932.9
                                                        ========     ========
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
   Short-term borrowings                               $   210.7    $   207.8
   Current maturities of long-term debt                     12.2         14.2
   Accounts payable                                        203.7        172.1
   Accrued expenses                                        309.0        308.0
                                                        --------     --------
Total Current Liabilities                                  735.6        702.1

Long-Term Debt                                             299.2        344.8
Other Liabilities                                          213.5        216.6

Shareowners' Equity
   Common stock                                            230.9        230.9
   Retained earnings                                       892.4        867.2
   Accumulated other comprehensive loss                    (97.6)       (84.6)
   ESOP debt                                              (205.0)      (213.2)
                                                        --------     --------
                                                           820.7        800.3
   Less: cost of common stock in treasury                  107.1        130.9
                                                        --------     --------
Total Shareowners' Equity                                  713.6        669.4
                                                        --------     --------
                                                       $ 1,961.9    $ 1,932.9
                                                        ========     ========




See notes to consolidated financial statements.

                     THE STANLEY WORKS AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Unaudited, Millions of Dollars)

                                         Third Quarter      Nine Months
                                         1999    1998      1999    1998
                                        ------  ------    ------  ------
Operating Activities
  Net earnings                         $  50.3 $  33.4   $ 105.9 $ 112.0
  Depreciation and amortization           20.9    20.0      66.2    58.1
  Other non-cash items                    (4.0)    1.1       9.8    11.7
  Changes in operating assets
     and liabilities                      25.2   (58.5)    (29.3) (196.0)
                                        ------  ------    ------  ------
  Net cash provided (used) by
     operating activities                 92.4    (4.0)    152.6   (14.2)

Investing Activities
  Capital expenditures                   (17.9)  (14.4)    (58.4)  (35.3)
  Capitalized software                   (13.2)   (4.3)    (23.4)   (6.1)
  Proceeds from sales of assets           22.1     3.4      37.0    12.2
  Business acquisitions                      -   (99.9)        -   (99.9)
  Other                                    2.5    (5.4)     (1.6)   (5.5)
                                        ------  ------    ------  ------
  Net cash used by
     investing activities                 (6.5) (120.6)    (46.4) (134.6)

Financing Activities
  Payments on long-term borrowings           -    (1.9)   (156.0)  (40.0)
  Proceeds from long-term borrowings       0.4    60.7     121.3    60.7
  Net short-term borrowings              (30.7)   76.6       4.0   113.1
  Proceeds from issuance of common stock   2.3     5.0       7.3    19.5
  Proceeds from swap termination          13.9       -      13.9       -
  Purchase of common stock for treasury   (4.8)   (8.7)    (13.7)  (38.3)
  Cash dividends on common stock         (19.6)  (19.1)    (57.9)  (54.7)
                                        ------  ------    ------  ------
Net cash provided (used) by
     financing activities                (38.5)  112.6     (81.1)   60.3

Effect of Exchange Rate Changes on Cash   (0.7)   (0.2)     (3.7)    1.5
                                        ------  ------    ------  ------
Increase (Decrease) in Cash and
     Cash Equivalents                     46.7   (12.2)     21.4   (87.0)

Cash and Cash Equivalents,
     Beginning of Period                  84.8    77.4     110.1   152.2
                                        ------  ------    ------  ------
Cash and Cash Equivalents,
     End of Third Quarter              $ 131.5 $  65.2   $ 131.5 $  65.2
                                        ======  ======    ======  ======

See notes to consolidated financial statements.

                         THE STANLEY WORKS AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CHANGES
                               IN SHAREOWNERS' EQUITY
                          (Unaudited, Millions of Dollars)

                                     Accumulated
                                    Other Compre-
                                       hensive                     Total
                    Common  Retained   Income    ESOP  Treasury  Shareowners'
                     Stock  Earnings   (Loss)    Debt    Stock     Equity
                    ---------------------------------------------------------
Balance Jan. 2, 1999 $230.9  $867.2   $(84.6)  $(213.2) $(130.9)   $669.4
Comprehensive income:
    Net earnings              105.9
    Foreign currency
      translation                      (13.0)
Total comprehensive
  income                                                             92.9
Cash dividends
  declared                    (57.8)                                (57.8)
Net common stock
  activity                    (25.5)                       23.8      (1.7)
Tax benefit related
  to stock options              0.6                                   0.6
ESOP debt                                          8.2                8.2
ESOP tax benefit                2.0                                   2.0
                    ---------------------------------------------------------
Balance Oct 2, 1999  $230.9  $892.4   $(97.6)  $(205.0) $(107.1)   $713.6
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
                    =========================================================

See notes to consolidated financial statements.
                                      -4-



                  THE STANLEY WORKS AND SUBSIDIARIES
                     BUSINESS SEGMENT INFORMATION
                   (Unaudited, Millions of Dollars)




                              Third Quarter         Nine Months
                              1999    1998        1999       1998
                            -------  -------    ---------  ---------
INDUSTRY SEGMENTS
Net Sales
  Tools                     $ 525.5  $ 535.1    $ 1,584.1  $ 1,580.3
  Doors                       166.5    154.5        477.1      473.0
                            -------  -------    ---------  ---------
  Consolidated              $ 692.0  $ 689.6    $ 2,061.2  $ 2,053.3
                            =======  =======    =========  =========

Operating Profit
  Tools                     $  67.3  $  72.0    $   207.9  $   218.3
  Doors                        10.9     17.2         32.6       46.1
                            -------  -------    ---------  ---------
                               78.2     89.2        240.5      264.4
  Restructuring-related
    transition and other
    non-recurring costs           -    (25.5)       (54.9)     (58.1)
  Interest-net                 (7.0)    (7.4)       (21.9)     (17.4)
  Other-net                     6.2     (2.7)        (0.8)      (9.6)
                            -------  -------    ---------  ----------
  Earnings Before
    Income Taxes            $  77.4  $  53.6    $   162.9  $   179.3
                            =======  =======    =========  ==========

GEOGRAPHIC NET SALES
  United States             $ 496.4  $ 493.8    $ 1,466.5  $ 1,471.2
  Other Americas               51.3     51.1        150.5      163.6
  Europe                      119.0    118.9        372.7      348.4
  Asia                         25.3     25.8         71.5       70.1
                            -------  -------    ---------  ----------
  Consolidated              $ 692.0  $ 689.6    $ 2,061.2  $ 2,053.3
                            =======  =======    =========  ==========












See notes to consolidated financial statements.



                                     -5-



                         THE STANLEY WORKS AND SUBSIDIARIES
        NOTES TO (Unaudited) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              October 2, 1999


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

NOTE B - Earnings Per Share Computation

The following table reconciles the weighted average shares outstanding used to calculate basic and diluted earnings per share.

                                 Third Quarter              Nine Months
                               1999         1998         1999         1998
                            ----------   ----------    ----------   ----------
Net earnings -
  basic and diluted             $ 50.3       $ 33.4       $ 105.9      $ 112.0
                            ==========   ==========    ==========   ==========
Basic earnings per share -
  weighted average shares   89,686,916   89,367,471    89,531,833   89,412,986

Dilutive effect of
  employee stock options       262,205      734,349       273,108      925,461
                            ----------   ----------   -----------   ----------
Diluted earnings per share -
  weighted average shares   89,949,121   90,101,820    89,804,941   90,338,447
                            ==========   ==========   ===========   ==========


NOTE C - Inventories

The components of inventories at the end of the third quarter of 1999 and at year-end 1998, in millions of dollars, are as follows:

                           October 2           January 2
                                1999                1999
                              ------              ------
Finished products            $ 263.1             $ 273.3
Work in process                 51.3                52.5
Raw materials                   52.7                55.1
                              ------              ------
                             $ 367.1             $ 380.9
                              ======              ======




                                   -6-


NOTE D - Cash Flow Information

Interest paid during the third quarters of 1999 and 1998 amounted to $7.1 million and $4.2 million, respectively. Interest paid for the nine months of 1999 and 1998 amounted to $24.5 million and $18.6 million, respectively.

Income taxes refunded net of payments made for the third quarter of 1999 were $4.7 million. Income taxes paid during the third quarter of 1998 were $17.7 million. Income taxes paid (net of refund received in 1999) for the nine months of 1999 and 1998 were $16.3 million and $64.3 million, respectively.

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


Note G - Other-net

Other income in the third quarter of 1999 included non-recurring currency related gains of $9.2 million, $.06 per share, comprised of a gain of $11.4 million realized upon the termination of a cross-currency financial instrument partially offset by other currency related items of $2.2 million. In connection with the termination, an additional $7.8 million was deferred from current income and will be recognized as an interest yield adjustment over the remaining life of the underlying debt.



















                                  						-7-
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The company's goal is to become one of the world's Great Brands, delivering sustained, profitable growth. To achieve this goal the company undertook a major restructuring to consolidate manufacturing and distribution operations, simplify the organizational structure and make other changes to position itself as a low cost producer. The savings associated with those changes were targeted for reinvestment in growth initiatives such as new product and brand development. As of September 1999, most of the benefits originally anticipated from those initiatives have been realized. The company believes it has made substantial progress toward becoming a great brand and remains committed to its objective of delivering sustained, profitable growth. The company is in the process of developing new sales and marketing programs to stimulate sales growth and developing new cost reduction and restructuring initiatives to lower the company's cost structure, improve customer service, and generate earnings growth.

Net sales were $692 million, a slight increase from $690 million in the same quarter last year. ZAG Industries Ltd. ("ZAG"), which was acquired in August 1998, contributed 2% to the sales growth. This growth was offset by a 1% reduction in sales from the net effect of pricing and foreign currency translation and a 1% decline due to unit volume declines. Only a nominal volume decline was experienced despite bankruptcy proceedings for a major U.S. retail customer and a work stoppage, since resolved, in the French hand tools business. In addition, the weaker Latin American market continued to negatively impact the company's sales volume. These declines in sales volume were offset, though not completely, by a double-digit volume increase in the U.S. residential doors business and volume improvements in the U.S. industrial mechanics tools and fastening systems businesses.

Net sales were $2,061 million for the first nine months of 1999, a slight increase from the same period last year. ZAG contributed 3% to this sales growth, which was partially offset by reduced sales volume from ongoing businesses. Lingering effects of poor 1998 fill rates in hardware and tools continue to depress sales even though many of those operational problems have been corrected. European sales volume was negatively affected earlier in 1999 by inefficiencies stemming from the closure of a European distribution center and pricing competition in the European fastening system business. Additionally, a weak economy in Latin America and difficulties associated with the implementation of SAP software during the second quarter of 1999 in a portion of the company's doors business contributed to the lower sales volumes. These declines in sales volume were offset by a double-digit volume increase in the U.S. residential doors business and volume improvement in the U.S. fastening systems businesses.

The company's restructuring initiatives have required expenditures which affect the financial statements. Restructuring-related transition costs are costs resulting from these initiatives that are classified as period operating expenses within cost of sales or selling, general and administrative expense. These include the costs of moving production equipment, operating duplicate facilities while transferring production or distribution, consulting costs incurred in planning and implementing changes, and other types of costs that have been incurred to facilitate the changes encompassed by the restructuring initiatives. Management uses its judgment to determine which costs should be classified as transition
                                   -8-
costs based on whether the costs are unusual in nature, incurred only because of restructuring initiatives and are expected to cease when the transition activities end. In addition, the company is incurring costs to remediate its computer and related systems so that these systems will function properly with regard to date issues related to Year 2000 ("Y2K"). Because the presence of restructuring charges, restructuring-related transition costs and non-recurring Y2K remediation costs obscure the underlying trends within the company's business, the company also provides information on its results excluding these identifiable costs. These pro forma or "core" results are the basis of business segment information. In addition, the narrative regarding results of operations has been expanded to provide information as to the effects of these items on each financial statement category. Effective in the third quarter 1999, these costs are no longer disclosed separately as they are significantly lower than amounts previously incurred and are being phased out completely. Prior period information continues to exclude these costs for consistency with information previously disclosed.

The company reported gross profit of $245 million, or 35.4% of net sales in the third quarter of 1999. This represented an increase from $236 million, or 34.3% of net sales, reported in the third quarter of 1998. Core gross profits for the third quarter of 1998 excluding $5 million of restructuring-related transition costs, primarily for plant rationalization activities, were 35.0% of net sales. The improvement in gross margins was principally due to improved cost management, principally in Mechanics Tools and Hand Tools manufacturing operations.

The company reported gross profit of $708 million, or 34.3% of net sales for the first nine months of 1999 compared to 34.9% of net sales in 1998. Included in the cost of sales for 1999 was $20 million of restructuring-related transition costs, primarily for plant rationalization activities, as compared with $12 million recorded in the same period of 1998. Core gross profits were 35.3% of net sales, compared with 35.5% for the first nine months of 1998. During this period of 1999, the productivity savings from restructuring and centralized procurement activities were almost entirely offset by production and distribution inefficiencies.

Selling, general and administrative expenses were $167 million, or 24.1% of net sales, in the third quarter of 1999, as compared with $173 million, or 25.0% of net sales in the third quarter of 1998. The decrease in spending is attributed to lower spending on restructuring-related transition and other non-recurring costs, which was $20 million in 1998. Selling, general and administrative expenses on a core basis for the third quarter last year were $152 million. The increase was the result of Y2K costs, the Zag acquisition, higher selling and administrative costs inherent in the Mac Direct program, implementation of new sales and marketing initiatives designed to drive sales growth in retail channels, increased information management infrastructure costs, and increased reserves for uncollectible accounts receivable.

Selling, general and administrative expenses were $522 million, or 25.3% of net sales, in the nine month period of 1999, as compared with $510 million, or 24.8% of net sales in 1998. Restructuring-related transition and other non-recurring costs were $35 million in 1999 compared to $46 million in 1998. On a core basis, selling, general and administrative expenses increased to $487 million in 1999 from $464 million in 1998. This increase is primarily the result of the Zag acquisition and higher selling and administrative costs inherent in the Mac Direct program.


                                 -9-
Net interest expense was $7 million in the third quarter of 1999 and $22 million for the first nine months of 1999 compared to $7 million and $17 million, respectively, for the same periods in 1998. The increase in the nine-month comparison is attributed to the increased level of debt associated with the acquisition of ZAG and the funding of working capital increases.

Other-net of $6 million income in the third quarter of 1999 and $1 million expense for the nine month period of 1999 compared to expense of $3 million and $10 million, respectively, for the same periods in 1998. This reduction in 1999 expense is primarily attributed to a gain realized during the third quarter of 1999 upon the termination of a cross-currency financial instrument.

The company's 1999 effective annual income tax rate was 35.0% for the third quarter and first nine months versus 37.5% for the similar periods last year. This reduction reflected the continued benefit of structural changes implemented in late 1998, as well as an increase in the company's ability to utilize foreign tax credits associated with a higher portion of the company's taxable income being earned overseas.

Net earnings for the third quarter were $50 million, or $.56 per diluted share, compared with the prior year's net income of $33 million, or $.37 per diluted share. Net earnings on a core basis for 1998, would have been $49 million, or $.55 per diluted share.

Net earnings for the first nine months of 1999 were $106 million, or $1.18 per diluted share, compared with the prior year's net income of $112 million, or $1.24 per diluted share. Net earnings on a core basis, would have been $142 million, or $1.58 per diluted share in the first nine months of 1999 compared with $148 million, or $1.64 per diluted share in 1998.

Business Segment Results
The Tools segment includes carpenters, mechanics, pneumatic and hydraulic tools as well as tool sets. The Doors segment includes commercial and residential doors, both automatic and manual, as well as closet doors and systems, home decor and door and consumer hardware. The company assesses the performance of its business segments using core operating profit, which excludes restructuring charges, restructuring-related transition and other non-recurring costs. As discussed previously, effective this quarter, these costs are no longer analyzed separately from reported results. Prior period information continues to exclude these costs for consistency with information previously disclosed. Segment eliminations are also excluded.

As reflected in the table, "Business Segment Information", Tools sales in the third quarter of 1999 were $526 million, down 2% from the third quarter last year. Sales were positively impacted by the ZAG acquisition, which generated a 2% increase and by volume improvements in the U.S. industrial mechanics tools and fastening systems businesses. These increases were offset by lower unit volume in hand tools businesses in Europe and Latin America, fastening systems business in Europe, and hydraulic tools. The Tools segment core operating profit was 12.8% of net sales for the third quarter of 1999, compared with 13.5% of net sales in the same period last year. This decline in operating profit reflects the effect of higher selling, general and administrative costs, including new sales and marketing initiatives designed to drive retail sales growth and increased provisions for uncollectible accounts receivable. These cost increases combined with effects of customer service related cost
                                    -10-
inefficiencies contributed to the decline in core operating profits for the nine month period which were $208 million, or 13.1% of net sales, compared to $218 million, or 13.8% of net sales in 1998.

Doors segment sales increased to $166 million, approximately 8% above 1998's third quarter. This segment was led by double-digit unit volume sales of U.S. residential entry doors and U.S. home decor products. The Doors segment core operating profit decreased to 6.5% of net sales in the third quarter of 1999, compared with 11.1% of net sales in the same period last year. This decline was largely due to the Hardware business being burdened with costs of relocating production to low-cost locations, meeting customer service delivery requirements, and increased provisions for uncollectible accounts receivable due to a customer bankruptcy. These issues combined with difficulties associated with a SAP software implementation in the Access Technologies business resulted in decreased core operating profits for the nine month period of $33 million, or 6.8% of net sales, compared to $46 million, or 9.7% of net sales in 1998.

Restructuring
At January 2, 1999, reserve balances related to the company's restructuring initiatives were $154 million, of which $44 million related to the write-down of impaired assets. The remaining $110 million included $73 million related to severance, and $37 million to environmental remediation and other exit costs. For the nine months ended October 2, 1999, asset write-downs of $12 million, severance of $31 million and payments for other exit costs of $14 million reduced these reserves. The reserve balances at the end of the third quarter were $97 million, of which $32 million related to the write-down of impaired assets, $42 million related to severance, and $23 million to environmental remediation and other exit costs.

The company is currently re-evaluating the scope of initiatives encompassed by the remaining restructuring reserves. The objective of the review is to determine which restructuring initiatives should be completed and also to identify new initiatives to further lower the company's cost structure. The outcome of this effort, which will be completed prior to year-end 1999, will be a reversal of reserves for actions the company will not complete, offset to some extent by a charge for reserves related to new initiatives. Until the detailed planning has been completed the full effect will not be known, however, based on the current stage of planning, management anticipates that the net impact will not result in a charge to operations.

FINANCIAL CONDITION
Liquidity and Sources of Capital
In the third quarter of 1999, the company generated $92 million in operating cash flow compared to $4 million operating cash flow used in the third quarter of 1998. This significant increase was driven by better working capital management and the elimination of restructuring-related transition costs. For the nine months of 1999, the company's receivables have increased by $59 million, inventory has declined by $14 million, and accounts payable has increased by $32 million. The receivables increase is primarily attributable to the Zag, U.S. residential entry doors and Mac Tools growth. The inventory decrease is primarily attributed to SKU reductions combined with improved order fill rates that have approached customer-required levels in a number of the company's business units. The accounts payable increase is attributed to paying vendors based on estimated date of receipt of goods or services versus invoice date, which was the past practice.
                                   -11-
Capital expenditures were $18 million for the third quarter of 1999 representing an increase over the $14 million in third quarter of last year. Investment in capital during 1998 was lower than traditional levels and lower than depreciation and amortization. Facility consolidations, continued outsourcing and the Stanley Production System (which focuses on continuous improvement) collectively reduced the requirement for operating capital. The level of spending has returned to more traditional levels during 1999.

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

To address the potential impact of the Y2K problem on the company a Y2K project office, was established in September 1997, and is staffed with internal managers who are responsible for oversight and implementation of the principal portions of the Y2K project. In addition, approximately 60% of the internal information technology resources were committed to Y2K remediation efforts. The scope of the project includes: (1) ensuring the compliance of all applications, operating systems and hardware on mainframe, PC and LAN platforms; (2) addressing issues related to software and non-IT embedded systems used in plant and distribution facilities; and (3) addressing the compliance of key suppliers and customers. Each component of the project has four phases: inventory and assessment of systems and equipment affected by the Y2K issue; definition of strategies to address affected systems and equipment; remediation or replacement of affected systems and equipment; and testing that each is Y2K compliant.

(1) Application of Software and Hardware
With respect to ensuring the compliance of all applications, operating systems and hardware (other than PCs) on the company's various computer platforms, the assessment and definition of strategies phases have been completed. Remediation or replacement and testing phases have been completed for approximately 85% of information systems. Businesses not yet completed with remediation and testing include Mac Tools, Proto, Stanley-Vidmar, and Air Tools product lines. All remediation and testing associated with those product lines is on track or ahead of schedule for completion before the end of the year. In addition to the application software and mainframe hardware, we have completed an inventory of all PC's and related equipment and all planned remediation and testing is now completed.

(2) Plant and Distribution Systems
With respect to addressing issues related to software and non-IT embedded
                                   -12-
systems used in the company's manufacturing and distribution facilities, the assessment and definition of strategies phases have been completed. The remediation or replacement phase, as well as such testing, as is judged appropriate, has been completed.

(3) Suppliers and Vendors
The company relies on numerous third party suppliers in the operation of its business. Interruption in the operations of any supplier due to Y2K issues would affect company operations. The company has initiated efforts to evaluate the status of its most critical suppliers' progress and this process is almost complete. In addition, interruptions in customers' operations due to Y2K issues would result in reduced sales, increased inventory or receivable levels and cash flow reductions. While these events are possible, the company's customer and supplier base is broad enough to minimize the impact of the failure of any single interface. The company continues to test its customer and vendor interfaces and expects to be finished by year-end. The Company is in compliance with all customer interfaces tested to date.

It is currently estimated that the aggregate cost of the company's Y2K efforts, which include internal and incremental costs, will be approximately $114 million. Approximately $106 million of these costs have been spent to date. It is expected that no more than 25% of the total cost will be capitalized.

All of the company's major businesses have completed a general level of contingency planning and those businesses whose remediation projects are not yet completed are developing more detailed and comprehensive contingency plans. These plans provide for process changes, alternative methods of processing including manual, temporary inventory builds, adjustments to staffing and other strategies to minimize disruption caused by any potential Y2K failure.

Management expects that the company's Y2K project significantly reduces the company's level of uncertainty about the Y2K problem, and reduces the likelihood of risk of interruptions to routine business operations. Additional discussion of the risks associated with potential Y2K failures is provided in the last paragraph under Risk/Cautionary Statements.

Risk/Cautionary Statements

The statements contained in this Quarterly Report on Form 10-Q for the quarter ended October 2, 1999 regarding the company's ability to achieve operational excellence and deliver sustained, profitable growth (e.g., sales growth at twice the industry rate, earnings growth in the low to mid teens and dividend growth) are forward looking and inherently subject to risk and uncertainty.

The Company's drive for operational excellence is focused on improving manufacturing operations, implementing related control systems and consolidating multiple manufacturing and distribution facilities. The success of these initiatives is dependent on (1) the Company's ability to increase the efficiency of its routine business processes, to implement process control systems, and to develop and execute comprehensive plans for facility consolidations, (2) the availability of vendors to perform outsourced functions, (3) the successful recruitment and training of new employees,
(4) the resolution of any labor issues related to closing facilities, (5) the need to respond to significant changes in product demand while any facility consolidation is in process and (6) other unforeseen events.
                                    -13-
The Company's ability to generate sustained, profitable growth is dependent on successfully freeing up resources to fund new product and brand development and new ventures to broaden its markets, and to defend market share in the face of price and other competition. Success at developing new products will depend on the ability of the new product development process to foster creativity and identify viable new product ideas as well as the Company's ability to attract new product engineers and to design and implement strategies to effectively commercialize the new product ideas. The achievement of growth through new ventures will depend upon the ability to successfully identify, negotiate, consummate and integrate into operations acquisitions, joint ventures and/or strategic alliances.

The Company's ability to achieve the objectives discussed above will be affected by the installation and implementation of critical business transaction systems associated with its Y2K compliance program prior to year-end and by external factors. These external factors include pricing pressure and other changes within competitive markets, the continued consolidation of customers in consumer channels, increasing competition, changes in trade, monetary and fiscal policies and laws, inflation, currency exchange fluctuations, the impact of dollar/foreign currency exchange rates on the competitiveness of products and recessionary or expansive trends in the economies of the world in which the company operates.

Many statements contained in the discussion of the state of the company's Y2K readiness are forward looking and are inherently subject to risk and uncertainty. The nature, scope and cost of the company's Y2K project are based on management's best estimates. These estimates are based in part on information obtained from third parties (including customers, suppliers and consultants hired to assist in the Y2K compliance program) and in part on numerous assumptions regarding future events (including the ability of software vendors to implement new operating systems or deliver upgrades and repairs as promised, the availability of new computer hardware and consultants to meet the company's planned needs and the effectiveness of contingency planning and execution). Due to the level of uncertainty inherent in Y2K analysis and the complexity of the remediation activity, the company is unable to determine conclusively whether the consequences of potential Y2K failures by either the company or its customers and key suppliers will have a material impact on the company's results of operations, liquidity or financial condition. It is likely, however, that if the company is unable to complete its Y2K project as planned or if completed project work is not effective, or if the company's key suppliers and customers or a sizable number of its smaller suppliers and customers fail to remediate their systems, this failure and/or resulting litigation will have a material adverse impact on the company's results of operations, liquidity and financial condition.
















                                  -14-
PART II OTHER INFORMATION

Item 2. - Changes in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities

(A) During the third fiscal quarter of 1999, 23,214 shares were issued to certain participants under the Company's U.K. Savings Related Share Plan (the "Savings Plan"). Under the Savings Plan, shares are issued to employees who elect at the end of the five year savings period or upon termination of employment to receive the accumulated savings in the form of shares of the Company's stock rather than cash.

(B) Participation in the Savings Plan is offered to all employees of the Company's subsidiaries in the United Kingdom.

(C) The total dollar value of the shares issued during the quarter was $363,963.36.

	Under the Savings Plan:

22,364 shares were issued at $15.5334 per share with an aggregate value of $347,388.96.
574 shares were issued at $15.8834 per share with an aggregate value of $9,117.07.
200 shares were issued at $24.15 per share with an aggregate value of $4,830.00.
52 shares were issued at $33.1333 per share with an aggregate value of $1,722.93.
24 shares were issued at $37.6833 per share with an aggregate value of $904.40.

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

Item 6. - Exhibits and Reports on Form 8-K

(a) Exhibits

         (1) See Exhibit Index on page 18.

(b) Reports on Form 8-K.

         (1)  Registrant filed a Current Report on Form 8-K, dated July
              15, 1999, in respect of the Registrant's press release announcing second quarter sales and discussing profit outlook.

         (2) Registrant filed a Current Report on Form 8-K, dated July 21, 1999, in respect of the Registrant's press release announcing second quarter results.

         (3) Registrant filed a Current Report on Form 8-K, dated July 23, 1999, in respect of cautionary statements relating to certain forward looking statements made at a presentation to analysts.

         (4) Registrant filed a Current Report on Form 8-K, dated September 30, 1999, announcing the appointment of Donald R. McIlnay as President, Consumer Sales Americas.

                             Signature








Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        THE STANLEY WORKS






Date: November 16, 1999             By:  James M. Loree

                                         James M. Loree
                                         Vice President, Finance and
     	                                   Chief Financial Officer


                                    By:  Theresa F. Yerkes

                                         Theresa F. Yerkes
                                         Vice President and
                                         Controller (Chief Accounting
                                         Officer)

                               EXHIBIT INDEX


EXHIBIT LIST

(4)(i) Amended and Restated Credit Agreement, dated October 21, 1998, as amended and restated as of October 20, 1999, among The Stanley Works, each lender that is a signatory thereto and Citibank, N.A. as Agent for the Lenders.

(10)(i) Engagement Letter, dated August 26, 1999, between The Stanley Works and Donald R. McIlnay.

(12)       Computation of Ratio of Earnings to Fixed Charges

(27)       Financial Data Schedule