Form 10-K405
period 2000-01-01
STANLEY WORKS
filed 2000-03-30
CIK 93556

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K
                                  ANNUAL REPORT

                                  -------------

(Mark One)
  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ---- ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended January 1, 2000
                          ---------------

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from                to
                                        --------------    ----------------

                             COMMISSION FILE 1-5224

                                THE STANLEY WORKS
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              CONNECTICUT                           06-0548860
  (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)              IDENTIFICATION NUMBER)

          1000 STANLEY DRIVE
       NEW BRITAIN, CONNECTICUT                       06053
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

                   Yes    X                No
                       --------               ----------

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x].

  The aggregate market value of Common Stock, par value $2.50 per share, held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on March 28, 2000 was approximately $2.2 billion. As of March 28, 2000, there were 87,488,834 shares of Common Stock, par value $2.50 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareowners for the year ended January 1,2000 are incorporated by reference into Parts I and II.

Portions of the definitive Proxy Statement dated March 14, 2000, filed with the Commission pursuant to Regulation 14A, are incorporated by reference into Part III.

                                    FORM 10-K
                                    ---------

                                     Part I

    Item 1.   Business
    ------------------

    1(a) General Development of Business. (i) General. The Stanley Works ("Stanley" or the "Company") was founded in 1843 by Frederick T. Stanley and incorporated in 1852. Stanley is a worldwide producer of tools and door products for professional, industrial and consumer use. Stanley (Registered Trademark) is a brand recognized around the world for quality and value.

        In 1999, Stanley had net sales of $2.8 billion and employed approximately 16,300 people worldwide. The Company's principal executive office is located at 1000 Stanley Drive, New Britain, Connecticut 06053 and its telephone number is (860) 225-5111.

        (ii) Restructuring Activities/PlayBook 2000. In 1999, the Company completed most of the restructuring initiatives announced in 1997. The 1997 plan called for spending $340 million (approximately $240 million of restructuring charges recorded in 1997 and $101 million of transition costs from 1997 to 1999) to generate annual savings of $145 million, all of which was to be reinvested in growth initiatives. To date the Company has closed 50 facilities and reduced net employment by approximately 2,700 people to deliver annual benefits as anticipated, however, these were largely offset by operational problems.

         Reserves for restructuring activities as of the beginning of 1999 were $154 million, of which $73 million related to severance, $44 million related to asset write-downs, and $37 million related to environmental remediation and other exit costs. In 1999, severance of $44 million, asset write-downs of $13 million, and payments for other exit costs of $17 million reduced these reserves to $80 million. In the fourth quarter of 1999, the Company completed an evaluation of these remaining reserves and determined that certain projects would be cancelled. Accordingly, the Company reversed $62 million of reserves established for such actions. Net reserves of $18 million, $12 million for severance, $2 million for asset write-downs and $4 million for environmental and other exit costs, will be utilized for costs generated from projects initiated, however, not completed as of the end of 1999.

         Also in the fourth quarter, new projects were approved as part of the PlayBook 2000 initiative, including eight facility closures and the related relocation of production, a reduction in workforce in administrative and sales functions and the outsourcing of non-core activities as well as the asset impairments related to those initiatives. These actions are expected to result in a net employment reduction of approximately

1,000 people.

         The Company recorded restructuring charges related to these new initiatives of $40 million ($32 million related to severance and other exit costs, and $8 million related to asset write-downs).

         1(b) Financial Information About Segments. Financial information regarding the Company's business segments is incorporated herein by reference from pages 32 and 36 of the Company's Annual Report to Shareowners for the year ended January 1, 2000.

         1(c) Narrative Description of Business. The Company's operations are classified into two business segments: Tools and Doors.

     Tools. The Tools segment manufactures and markets carpenters, mechanics, pneumatic and hydraulic tools as well as tool sets. These products are distributed directly to retailers (including, home centers, mass merchants and retail lumber yards) and end users as well as through third party distributors. Carpenters tools include hand tools such as measuring instruments, planes, hammers, knives and blades, screwdrivers, saws, garden tools, chisels, boring tools, masonry, tile and drywall tools, as well as electronic stud sensors, levels, alignment tools and elevation measuring systems. The Company markets its carpenters tools under the Stanley (Registered Trademark), FatMax (Trademark), MaxGrip (Trademark), Powerlock (Registered Trademark), IntelliTools (Trademark), Contractor Grade (Trademark), Dynagrip (Registered Trademark) and Goldblatt (Registered Trademark) brands.

     Mechanics tools include consumer, industrial and professional mechanics hand tools, including, wrenches, sockets, electronic diagnostic tools, tool boxes and high-density industrial storage and retrieval systems. Mechanics tools are marketed under the Stanley (Registered Trademark), Proto (Registered Trademark), Mac Tools (Registered Trademark), Husky (Registered Trademark), Jensen (Registered Trademark), Vidmar (Registered Trademark), ZAG (Registered Trademark) and Blackhawk (Trademark) brands.

     Pneumatic tools include BOSTITCH (Registered Trademark) fastening tools and fasteners (nails and staples) used for construction, remodeling, furniture making, pallet manufacturing and consumer use and pneumatic air tools (these are high performance, precision assembly tools, controllers and systems for tightening threaded fasteners used chiefly by vehicle manufacturers).

     Hydraulic tools include Stanley (Registered Trademark) hand-held hydraulic tools used by contractors, utilities, railroads and public works as well as LaBounty (Registered Trademark) mounted demolition hammers and compactors designed to work on skid steer loaders, mini-excavators, backhoes and large excavators.

         Doors. The Doors segment manufactures and markets commercial and residential doors, both automatic and manual, as well as closet doors and systems, home decor and door and consumer hardware. Products in the Doors segment include, residential insulated steel, reinforced fiberglass and wood entrance door systems, vinyl patio doors, mirrored closet doors and closet organizing systems, automatic doors as well as related door hardware products ranging from hinges, hasps, bolts and latches to shelf brackets. Door products are marketed under the Stanley (Registered Trademark), Magic-Door (Registered Trademark), Welcome Watch (Trademark), Stanley-Acmetrack (Trademark), Monarch (Registered Trademark) and Acme (Registered Trademark) brands and are sold directly to end users and retailers as well as through third party distributors.

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

     Customers. A substantial portion of the Company's products are sold through home centers and mass merchant distribution channels in the U.S. In 1999, approximately 15% of the Company's consolidated sales in both the Tools and Doors segments were to Home Depot. Because a consolidation of retailers in the home center and mass merchant distribution channel is occurring, these customers constitute a growing percent of the Company's sales and are important to the Company's operating results. While this consolidation and the domestic and international expansion of these large retailers provide the Company with opportunities for growth, the increasing size and importance of individual customers creates a certain degree of exposure to potential volume loss. The loss of Home Depot as well as certain of the other larger home centers as customers would have a material adverse effect on each of the Company's business segments until either such customers are replaced or the Company makes the necessary adjustments to compensate for the loss of business.

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

         Backlog. At February 5, 2000, the Company had $149 million in unfilled orders compared with approximately $141 million in unfilled orders at February 6, 1999. All these orders are reasonably expected to be filled within the current fiscal year. Most customers place orders for immediate shipment and as a result, the Company produces primarily for inventory, rather than to fill specific orders.

         Patents and Trademarks. Neither business segment is dependent, to any significant degree, on patents, licenses, franchises or concessions and the loss of these patents, licenses, franchises or concessions would not have a material adverse effect on either business segment. The Company owns numerous patents, none of which are material to the Company's operations as a whole. These patents expire from time to time over the next 17 years. The Company holds licenses, franchises and concessions, none of which individually or in the aggregate is material to the Company's operations as a whole. These licenses, franchises and concessions vary in duration from one to 17 years.

         The Company has numerous trademarks that are utilized in its businesses worldwide. The STANLEY (Registered Trademark) and STANLEY (in a notched rectangle) (Registered Trademark) trademarks are material to both business segments.

These well-known trademarks enjoy a reputation for quality and value and are among the world's most trusted brand names. The Company's tagline, "Make Something Great(Trademark)" is the centerpiece of the Company's brand strategy for both segments. In the Tools segment, the Bostitch (Registered Trademark), Powerlock (Registered Trademark), Tape Rule Case Design (Powerlock) (Registered Trademark), LaBounty (Registered Trademark), Mac
Tools (Registered Trademark), Proto (Registered Trademark), Jensen (Registered Trademark), Goldblatt (Registered Trademark) and Vidmar (Registered Trademark) trademarks are also material to the business.

         Environmental Regulations. The Company is subject to various environmental laws and regulations in the U.S. and foreign countries where it has operations. Future laws and regulations are expected to be increasingly stringent and will likely increase the Company's expenditures related to environmental matters.

         The Company is a party to a number of proceedings before federal and state regulatory agencies relating to environmental remediation. Additionally, the Company, along with many other parties, has been named as a potentially responsible party ("PRP") in a number of administrative or judicial proceedings for the remediation of various waste sites, including 11 Superfund sites. Current laws potentially impose joint and several liability upon each PRP. In assessing its potential liability at these sites, the Company has considered the following: the solvency of the other PRP's, whether responsibility is being disputed, the terms of existing agreements, experience at similar sites, and the fact that its volumetric contribution at these sites is relatively small.

         The Company's policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of January 1, 2000, the Company had reserves of approximately $18.3 million, primarily for remediation activities associated with company-owned properties as well as for Superfund sites.

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

         Employees. At January 1, 2000, the Company had approximately 16,300 employees, approximately 9,950 of whom were employed in the U.S. Of these U.S. employees, approximately 12.6% are covered by collective bargaining agreements with approximately 7 labor unions. The majority of the Company's hourly- and weekly-paid employees outside the U.S. are covered by collective bargaining agreements. The Company's labor agreements in the U.S. expire in 2000, 2001 and 2002. There have been no significant interruptions or curtailments of the Company's operations in recent years due to labor disputes. The Company believes that its relationship with its employees is good.

         Cautionary Statements. The statements contained in the Annual Report to Shareowners (incorporated by reference in this document) regarding the Company's ability (i) to become a Great Brand and deliver sustained, profitable growth (e.g., sales growth at twice the industry rate, earnings growth in the low- to mid- teens, operating cash flow approximately equal to net earnings and dividends increasing by at least one-half the Company's earnings growth), (ii) to lower the overall cost structure to become more competitive (including sourcing 26% of product cost from low-cost countries in 2000), (iii) to obtain sales growth from the implementation of sales and marketing programs, (iv) to drive working capital efficiency and continue to generate cash and (v) to avoid future special charges at the level incurred in 1999 in the Mechanics Tools business are forward looking and inherently subject to risk and uncertainty.

The Company's ability to lower its overall cost structure is dependent on the success of various initiatives to improve manufacturing operations, to implement related cost control systems and to source from and manufacture a higher proportion of the Company's products in low-cost countries. The success of these initiatives is dependent on the Company's ability to increase the efficiency of its routine business processes, to develop and implement process control systems, to develop and execute comprehensive plans for facility consolidations, the availability and effectiveness of vendors to perform outsourced functions, the availability of low cost raw materials of suitable quality from foreign countries, the successful recruitment and training of new employees, the resolution of any labor issues related to closing facilities, the need to respond to significant changes in product demand while any facility consolidation is in process and other unforeseen events. In addition, the Company's ability to leverage the benefits of gross margin improvements is dependent upon maintaining selling, general and administrative expense at 1999 levels (excluding fourth quarter
1999 special charges). The Company's ability to maintain the level of selling, general and administrative expenses is dependent upon various process improvement activities, the successful implementation of changes to the sales organization and the reduction of transaction costs.

The Company's ability to achieve sales growth is dependent upon a number of factors, including: (i) the ability to recruit and retain a sales force comprised of employees and manufacturers reps, (ii) the success of the Company's sales and marketing programs to increase retail sell through and stimulate demand for the Company's products, (iii) the ability of the sales force to adapt to changes made in the sales organization and achieve adequate customer coverage, (iv) the ability of the company to fulfill increased demand for its products, (v) the absence of pricing pressures from customers and competitors and the ability to defend market share in the face of price competition, (vi) the ability to improve the cost structure in order to fund new product and brand development and (vii) the acceptance of the Company's new products in the marketplace as well as the ability to satisfy demand for these products.

The Company's ability to drive working capital efficiency and continue to generate cash is dependent on the continued success of improvements in processes to manage inventory and receivable levels.

The Company's ability to avoid future special charges related to its Mechanics Tools business at the level incurred in 1999 is dependent upon the success of the operating mechanisms and systems being implemented to provide the necessary controls over and visibility to the business.

The Company's ability to achieve the objectives discussed above will also be affected by external factors. These external factors include pricing pressure and other changes within competitive markets, the continued consolidation of customers in consumer channels, increasing competition, changes in trade, monetary and fiscal policies and laws, inflation, currency exchange fluctuations, the impact of dollar/foreign currency exchange rates on the competitiveness of products and recessionary or expansive trends in the economies of the world in which the company operates.

         1(d) Financial Information About Geographic Areas. Geographic area information on page 36 of the Annual Report to Shareowners for the year ended January 1, 2000 is incorporated herein by reference.

In addition, approximately 17% of the Company's long-lived assets are related to its Israeli operations.

         Item 2. Properties.
         ------------------

         As of January 1, 2000, Registrant and its subsidiaries owned or leased facilities for manufacturing, distribution and sales offices in 30 states and 31 foreign countries. The Registrant believes that its facilities are suitable and adequate for its business.

         A summary of material locations (over 50,000 square feet) that are owned by the Registrant and its subsidiaries are:

         Tools
         -----

         Phoenix, Arizona; Visalia, California; Clinton and New Britain, Connecticut; Shelbyville, Indiana; Two Harbors, Minnesota; Hamlet, North Carolina; Columbus, Georgetown and Sabina, Ohio; Allentown, Pennsylvania; East Greenwich, Rhode Island; Cheraw, South Carolina; Shelbyville, Tennessee; Dallas and Wichita Falls, Texas; Pittsfield and Shaftsbury, Vermont; Ingleburn, Australia; Smiths Falls, Canada; Pecky, Czech Republic; Ecclesfield, Hellaby, Manchester and Sheffield, England; Besancon Cedex, France; Wieseth, Germany; Chihuahua and Puebla, Mexico; Wroclaw, Poland; Taichung Hsien, Taiwan; and Amphur Bangpakong, Thailand.

         Doors
         -----

         Chatsworth and San Dimas, California; Farmington and New Britain, Connecticut; Richmond, Virginia; Brampton, Canada; Sheffield, England; Marquette, France and Zhongshan City, Peoples Republic of China.

         A summary of material locations (over 50,000 square feet) that are leased by the Registrant and its subsidiaries are:

         Tools
         -----

         Miami, Florida; Covington, Georgia; Kannapolis, North Carolina; Cleveland and Columbus, Ohio; Milwaukie, Oregon; Carrollton, Texas; Burlington and Smith Falls Canada; and Worsley and Northampton, England; Biassono, Italy; Heidelberg West,

Australia and Izraelim, Israel.

         Doors
         -----

         Tupelo, Mississippi; Charlotte and Kannapolis, North Carolina; Winchester, Virginia; and Langley and Oakville, Canada.

         Item 3.  Legal Proceedings.
         --------------------------

         In the normal course of business, the Company is involved in various lawsuits, claims, including product liability and distributor claims, and administrative proceedings. The Company does not expect that the resolution of these matters will have a materially adverse effect on the Company's consolidated financial position, results of operations or liquidity.

         The Company has recently discovered potential violations of the East Greenwich, Rhode Island facility's air emissions permit. In the past, the facility by-passed air emissions control equipment when such equipment periodically malfunctioned. This practice may constitute a violation of the air permit. On November 23, 1999, the Company voluntarily reported the potential violations to the Rhode Island Department of Environmental Management ("RIDEM") pursuant to the Rhode Island Environmental Compliance Incentive Act (the "Act"). Under circumstances specified in the Act, a party that voluntarily reports violations may receive immunity from penalties (except for economic gain) for violations discovered during voluntary audits or during environmental compliance programs. RIDEM has not responded to the Company's disclosure. The Company cannot predict at this time whether RIDEM will find that the voluntary disclosure meets the requirements for immunity under the Act. If the Company does not receive immunity under the Act, significant penalties could be imposed. The Company cannot predict at this time the amount of such penalties. In either case, the Company could be subject to penalties to off-set any economic gain realized by the Company from the non-compliance.

         The Company's New Britain, Connecticut Hardware facility is the subject of the ongoing threatened enforcement action by the United States Environmental Protection Agency (the "US EPA") in connection with waste materials sent to a disposal site in Canada. The waste materials were analyzed at the disposal site and apparently contain PCBs. The Company was not aware the waste materials contained PCBs. The export of PCB-containing wastes to Canada is prohibited by the federal Toxic Substances Control Act ("TSCA"). TSCA also prohibits the import of PCB-containing wastes to the United States from Canada. The waste materials are being held at the disposal site in Canada pending a review by the US EPA and the Canadian environmental authorities.

         The Company expects that the authorities will allow the Company to retrieve the waste materials for proper disposal in the United States. The Company also expects that the US EPA will impose a penalty on the Company. TSCA provides for civil penalties of up to $25,000 per day for violations. The Company does not expect that it will receive the maximum penalty for the unintentional violations but it cannot at this time, predict with certainty the amount of the penalty that will be imposed. Any penalty that is imposed is not expected to have a materially adverse effect on the Company's consolidated financial position, results of operations or liquidity.


         Item 4.  Submission of Matters to a Vote of Security Holders.
         ------------------------------------------------------------

         No matter was submitted during the fourth quarter of the Registrant's last fiscal year to a vote of security holders.

         Executive Officers. The following is a list of the executive officers of the Registrant as of January 1, 2000:

                                                                  Elected
Name, Age, Birth date               Office                        to Office
---------------------               ------                        ---------
J.M. Trani (55)           Chairman and Chief Executive Officer.   12/31/96
    (3/15/45)               Joined Stanley December 31, 1996;
                            1986 President and Chief Executive
                            Officer of GE Medical Systems.

W.D. Hill (50)            Vice President, Engineering.  Joined    9/17/97
    (9/18/49)               Stanley August 1997; 1996 Director
                            Product Management-Tool Group,
                            Danaher Tool; 1994 Vice President,
                            Product Development Global Accessories,
                            The Black & Decker Corporation; 1992
                            Vice President Product Development-N.A.
                            Power Tools, The Black & Decker
                            Corporation.


S.G.H. Kranendijk (48)    President, Europe.  Joined Stanley      12/16/98
    (12/29/51)              August 1998; 1997 Chief Executive
                            Officer Poland, Baltics and Belarus,
                            Procter & Gamble, Poland; 1994 Vice
                            President and General Manager
                            laundry, cleaning and paper, Procter &
                            Gamble, Germany.


K.O. Lewis (46)           Vice President, Marketing and Brand     11/3/97


  (5/28/53)                 Management.  Joined Stanley
                            November 1997; 1996 Executive Vice
                            President Strategic Alliances,
                            Marvel Entertainment Group; 1986
                            Director Participant Marketing,
                            Walt Disney Attractions.

J.M. Loree (41)        Vice President, Finance and Chief           7/14/99
  (6/14/58)                 Financial Officer.  Joined Stanley
                            July 1999;1997 Vice President,
                            Finance & Strategic Planning, GE
                            Capital Auto Financial Services;
                            1995 President & Chief
                            Executive Officer, GE Capital
                            Modular Space; 1993 Vice
                            President, Corporate Sourcing
                            and Business Services, GE
                            Capital Corporation.


M.J. Mathieu (48)      Vice President, Human Resources.            9/17/97
   (2/20/52)                Joined Stanley September 1997;
                            1996 Manager-Human Resources,
                            GE Motors & Industrial Systems;
                            1994 Consultant-Executive Staffing,
                            General Electric Company; 1989
                            Consultant-Union Relations,
                            General Electric Company.

D.R. McIlnay (49)      President, Consumer Sales Americas          9/29/99
   (6/11/50)                Joined Stanley October 1999; 1997
                            President & Chief Executive
                            Officer, The Gibson-Homans
                            Company; 1993 President,
                            Levolor Home Fashions, a
                            Newell Company.

R.L. Newcomb (56)      Vice President-Operations.  Joined          5/19/99
   (8/1/43)                 Stanley June 1999; May 1998
                            Consultant, Huffy Corporation;
                            January 1998 Vice President
                            Operations Kaiser Aluminum
                            Engineered Products; 1996 Vice
                            President Manufacturing,
                            Sunbeam Corporation; 1994 Vice
                            President Operations, Black &
                            Decker Worldwide Household
                            Products.

P.W. Russo (46)        Vice President, Strategy and                9/18/95
    (5/23/53)               Development. Joined Stanley in
                            1995; 1991 Co-Chairman and
                            Co-Chief Executive Officer, SV
                            Corp. (formerly Smith Valve Corp.);
                            1988 Co-founder and Managing






                            Director, Cornerstone Partners
                            Limited.

J.E. Turpin (53)          Vice President, Operational Excellence.  4/23/97
    (6/9/46)                Joined Stanley in 1970; 1995 Vice
                            President Operations, The Stanley
                            Works; 1992 President & General
                            Manager, Stanley Air Tools.

S.S. Weddle (61)          Vice President, General Counsel          1/1/88
    (11/9/38)               and Secretary. Joined Stanley
                            in 1978.

T.F. Yerkes (44)          Vice President and Controller.  Joined   7/1/93
    (9/9/55)                Stanley in 1989.

Executive officers serve at the pleasure of the Board of Directors. Unless otherwise indicated, each officer has had the same position with the Registrant for five years.



                                     Part II


         Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters. Registrant incorporates by reference the line item "Shareowners of record at end of year" from pages 26 and 27 and the material captioned "Investor and Shareowner Information" on page 53 of its Annual Report to Shareowners for the year ended January 1, 2000.

Recent Sales of Unregistered Securities
---------------------------------------

(A) During the fourth fiscal quarter of 1999, no shares were issued to certain participants in the Company's German Savings Related Share Plan (the "German Savings Plan") and 3,988 shares were issued under the Company's U.K. Savings Related Share Plans (the "U.K. Savings Plan" and, collectively with the German Savings Plan, the "Savings Plans"). Under the Saving Plans, shares are issued to employees who elect at the end of the five year savings period or upon termination of employment to receive the accumulated savings in the form of shares of the Company's stock rather than cash.

(B) Participation in the Savings Plans are offered to all employees of the Company's subsidiaries in the United Kingdom and Germany.

(C) The total dollar value of the shares issued during the quarter was $73,682.63.

         Under the U.K. Savings Plan:

         638 shares were issued at $15.5334 per share with an aggregate value of $9,910.31
         2,260 shares were issued at $15.8834 per share with an aggregate value of $35,896.48
         883 shares were issued at $24.15 per share with an aggregate value of $21,324.45
         171 shares were issued at $33.1333 per share with an aggregate value of $5,665.79
         36 shares were issued at $24.60 per share with an aggregate value of $885.60

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

         Item 6. Selected Financial Data. Registrant incorporates by reference pages 26 and 27 of its Annual Report to Shareowners for the year ended January 1, 2000.

         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Registrant incorporates by reference pages 30 through 35 of its Annual Report to Shareowners for the year ended January 1, 2000.

         Item 7A. Quantitative and Qualitative Disclosures About Market Risk. Registrant incorporates by reference the material captioned "Market Risk" on pages 33-34 and Footnote I on page 44 of its Annual Report to Shareowners for the year ended January 1, 2000.

         Item 8. Financial Statements and Supplementary Data. The consolidated financial statements and report of independent auditors included on pages 37 to 51 and page 29, respectively, of the Annual Report to Shareowners for the year ended January 1, 2000 are incorporated herein by reference.

         Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.

                                    Part III


         Item 10. Directors and Executive Officers of the Registrant. Information regarding the Company's Executive Officers appears in the "Executive Officers" section at the end of Part I of this report. In addition, the Registrant incorporates by reference pages 1 through 4 of its definitive Proxy Statement, dated March 14, 2000.

         Item 11. Executive Compensation. Registrant incorporates by reference the paragraph "Board Information-Compensation" on page 4 and the material captioned "Executive Compensation" on pages 6 through 12 of its definitive Proxy Statement, dated March 14, 2000.

         Item 12. Security Ownership of Certain Beneficial Owners and Management. Registrant incorporates by reference the material captioned "Security Ownership" on pages 5 and 6 of its definitive Proxy Statement, dated March 14, 2000.

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

     3. Exhibits

See Exhibit Index on page E-1.

         14(b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

        Date of Report                  Items Reported
        --------------                  ---------------
       October 20, 1999            Press Release dated October 20, 1999
                                   announcing third quarter earnings and fourth
                                   quarter dividend.

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

                                  THE STANLEY WORKS

                                  By      John M. Trani
                                     ---------------------------------
                                     John M. Trani, Chairman
                                     and Chief Executive Officer
March 30, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

        John M. Trani                      James M. Loree
------------------------------        ---------------------------------
John M. Trani, Chairman,              James M. Loree, Vice President,
Chief Executive Officer and           Finance and Chief Financial
Director                              Officer

       Theresa F. Yerkes                              *
------------------------------        ---------------------------------
Theresa F. Yerkes, Vice President     Stillman B. Brown, Director
and Controller

             *
------------------------------        ---------------------------------
Edgar R. Fiedler, Director            Mannie L. Jackson, Director

             *                                       *
------------------------------        ---------------------------------
James G. Kaiser, Director             Eileen S. Kraus, Director


             *                                       *
------------------------------        ---------------------------------
Hugo E. Uyterhoeven, Director         Walter W. Williams, Director


             *
------------------------------
Kathryn D. Wriston, Director




*  By: Stephen S. Weddle
      ------------------------
      Stephen S. Weddle
      (As Attorney-in-Fact)

FORM 10-K--ITEM 14(a) (1) and (2)

THE STANLEY WORKS AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

    The following consolidated financial statements and report of independent auditors of The Stanley Works and subsidiaries, included in the Annual Report of the Registrant to its Shareowners for the fiscal year ended January 1, 2000, are incorporated by reference in Item 8:

    Report of Independent Auditors

    Consolidated Statements of Operations--fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998.

    Consolidated Balance Sheets--January 1, 2000, January 2, 1999 and January 3, 1998.

    Consolidated Statements of Cash Flows--fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998.

    Consolidated Statements of Changes in Shareowners' Equity--fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998.

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

CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual Report (Form 10-K) of The Stanley Works of our report dated January 26, 2000.

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

We also consent to the incorporation by reference in the following registration statements of our report dated January 26, 2000 with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the consolidated financial statement schedule included in this Annual Report (Form 10-K) of The Stanley Works.

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



                                                 ERNST & YOUNG LLP

Hartford, Connecticut
March 24, 2000

CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the following registration statements pertaining to The Stanley Works Account Value Plan of our report dated March 13, 2000, with respect to the financial statements and schedules of The Stanley Works Account Value Plan for the year ended December 31, 1999 included as Exhibit 99(i) to this Annual Report (Form 10-K) for the fiscal year ended January 1, 2000.

        Registration Statement (Form S-8 No. 2-97283)
        Registration Statement (Form S-8 No. 33-41612)
        Registration Statement (Form S-8 No. 33-55663)



                                                          ERNST & YOUNG LLP


Hartford, Connecticut
March 24, 2000

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       THE STANLEY WORKS AND SUBSIDIARIES
     Fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998
                            (In Millions of Dollars)

-----------------------------------------------------------------------------------------------------------------------------------
                  COL. A           COL. B                              COL. C                           COL. D             COL. E
-----------------------------------------------------------------------------------------------------------------------------------
                                                                      ADDITIONS
                                                        ------------------------------------
                                                                  (1)              (2)
                Description       Balance at Beginning  Charged to Costs     Charged to Other   Deductions-Describe  Balance at End
                                             of Period    and Expenses      Accounts-Describe                             of Period
-----------------------------------------------------------------------------------------------------------------------------------
Fiscal year ended January 1, 2000
   Reserves and allowances deducted from
      asset accounts:
           Allowance for doubtful accounts:
                        Current                  $26.7            $31.3               $3.1 (B)            $17.7 (A)           $43.4

                        Noncurrent                 0.6              -                  0.1 (B)               -                  0.7


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



Fiscal year ended January 3, 1998
   Reserves and allowances deducted from
      asset accounts:
           Allowance for doubtful accounts:
                         Current                 $22.5            $16.5              $(3.1)(B)            $16.1 (A)           $19.8

                         Noncurrent                0.8             (0.2)               0.1 (B)               -                  0.7


Notes:     (A)  Represents doubtful accounts charged off, less recoveries of accounts previously charged off.
           (B)  Represents net transfers to/from other accounts, foreign currency translation adjustments and acquisitions/divestitures.

                                 EXHIBIT LIST


(3) (i) Restated Certificate of Incorporation (incorporated by reference to
Exhibit 3(i) to the Annual Report on Form 10-K for the year ended January 2,
1999)

  (ii) By-laws (incorporated reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q for the quarter ended July 4, 1998)

(4)(i) Indenture, dated as of April 1, 1986 between the Company and State Street Bank and Trust Company, as successor trustee, defining the rights of holders of 7-3/8% Notes Due December 15, 2002 and 5.75% Notes Due March 1, 2004 (incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-4344 filed March 27, 1986)

   (ii) First Supplemental Indenture, dated as of June 15, 1992 between the Company and State Street Bank and Trust Company, as successor trustee (incorporated by reference to Exhibit (4)(c) to Registration Statement No. 33-46212 filed July 21, 1992)

        (a) Certificate of Designated Officers establishing Terms of 7-3/8% Notes Due December 15, 2002 (incorporated by reference to Exhibit (4)(ii) to Current Report on Form 8-K dated December 7, 1992)

        (b) Certificate of Designated Officers establishing Terms of 5.75% Notes Due March 1, 2004 (incorporated by reference to Exhibit 4(ii)(a) to the Annual Report on Form 10-K for the year ended January 2, 1999)

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

        (b) Credit Agreement, dated as of October 21, 1998, among the Company, the Lenders named therein and Citibank, N.A. as agent (incorporated by reference to Exhibit 4(iv)(c) to the Quarterly Report on Form 10-Q for the quarter ended October 3, 1998)

        (c) Credit Agreement, dated as of October 21, 1998, as amended and restated as of October 20, 1999, among the Company, each lender that is a signatory thereto and Citibank, N.A. as Agent for the Lenders (incorporated reference to Exhibit 4(i) to

                                      E-1-
the Quarterly Report on Form 10-Q for the quarter ended October 2, 1999)

   (v) Amended and Restated Facility B (Five Year) Credit Agreement, dated as of October 23, 1996, with the banks named therein and Citibank, N.A. as agent (incorporated reference to Exhibit 4(v) to the Annual Report on Form 10-K for the year ended December 28, 1996)

(10)(i) Executive Agreements (incorporated by reference to Exhibit 10(i) to the Annual Report on Form 10-K for the year ended January 3, 1987)*

   (ii) Deferred Compensation Plan for Non-Employee Directors as amended January 31, 1996 (incorporated by reference to Exhibit 10(i) to Current Report on Form 8-K dated January 31, 1996)*

   (iii) 1988 Long-Term Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(iii) to the Annual Report on Form 10-K for the year ended January 3, 1998)*

   (iv) Management Incentive Compensation Plan effective January 4, 1998 (incorporated by reference to Exhibit 10(iii) to the Quarterly Report on Form 10-Q for the quarter ended July 4, 1998)*

   (v) Deferred Compensation Plan for Participants in Stanley's Management Incentive Plan effective January 1, 1996 (incorporated by reference to Exhibit 10(v) to the Annual Report on Form 10-K for the year ended December 30, 1995)*

   (vi) Supplemental Retirement and Account Value Plan for Salaried Employees of The Stanley Works effective as of January 1, 2000*

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





* Management contract or compensation plan or arrangement


                                      E-2-

   (viii) New 1991 Loan Agreement, dated June 30, 1998, between The Stanley Works, as lender, and Citibank, N.A., as trustee under the trust agreement for the Stanley Account Value Plan, to refinance the 1991 Salaried Employee ESOP Loan and the 1991 Hourly ESOP Loan and their related promissory notes (incorporated by reference to Exhibit 10(ii) to the Quarterly Report on Form 10-Q for the quarter ended July 4, 1998)

   (ix) (a) Supplemental Executive Retirement Program effective May 20, 1997 (incorporated by reference to Exhibit 10(xi)(a) to the Annual Report on Form 10-K for the year ended January 3, 1998)*

        (b) Amendment to John M. Trani's Supplemental Executive Retirement Program, dated September 17, 1997 (incorporated by reference to Exhibit 10(xi)(b) to the Annual Report on Form 10-K for the year ended January 3, 1998)*

   (x) (a) The Stanley Works Non-Employee Directors' Benefit Trust Agreement dated December 27), 1989 and amended as of January 1, 1991 by and between The Stanley Works and Fleet National Bank, as successor trustee (incorporated by reference to Exhibit (10)(xvii)(a) to Annual Report on Form 10-K for year ended December 29, 1990)

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

   (xiii) The Stanley Works Stock Option Plan for Non-Employee Directors, as amended December 18, 1996 (incorporated by reference to Exhibit 10(xvii) to the Annual Report on Form 10-K for the year ended January 3, 1998)

   (xiv) Employment Agreement effective December 27, 1996 between The Stanley Works and John M. Trani (incorporated by reference to Exhibit 10(i) to Current Report on Form 8-K dated January 2, 1997)*


  * Management contract or compensation plan or arrangement

                                      E-3-

   (xv) Letter Agreement, dated April 30, 1996 between The Stanley Works and Paul W. Russo (incorporated by reference to Exhibit 10(xx) to the Annual Report on Form 10-K for the year ended January 3, 1998)*

   (xvi) 1997 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(xxi) to the Annual Report on Form 10-K for the year ended January 3, 1998)*

   (xvii) Agreement, dated June 28, 1998 between The Stanley Works and Stef G.H. Kranendijk (incorporated by reference to Exhibit 10(xvii) to the Annual Report on Form 10-K for the year ended January 2, 1999)*

   (xviii) Agreement, dated November 16, 1998 between The Stanley Works and John
A. Cosentino, Jr.(incorporated by reference to Exhibit 10(xviii) to the Annual Report on Form 10-K for the year ended January 2, 1999)*

   (xix) Agreement, dated May 7, 1999 between The Stanley Works and Ron Newcomb (incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1999)*

   (xx) Agreement, dated June 9, 1999 between The Stanley Works and James Loree (incorporated by reference to Exhibit 10(ii) to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1999)*

   (xxi) Engagement Letter, dated August 26, 1999 between The Stanley Works and Donald R. McIlnay (incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10-Q for the quarter ended October 2, 1999)*

   (xxii) Agreement, dated November 16, 1998 between The Stanley Works and John Turner*

(11) Statement re computation of per share earnings (the information required to be presented in this exhibit appears in footnote J to the Company's Consolidated Financial Statements set forth in the Annual Report to Shareholders for the year ended January 1, 2000)

(12) Statement re computation of ratio of earnings to fixed charges

(13)  Annual Report to Shareowners for the year ended January 1, 2000

(21)  Subsidiaries of Registrant

*        Management contract or compensation plan or arrangement

                                      E-4-

(23)  Consents of Independent Auditors (at pages F-2 and F-3)

(27)  Financial Data Schedule for 1999 Fiscal Year End


(99) (i) Financial Statements and report of independent auditors for the year ended December 31, 1999 of The Stanley Works Account Value Plan

      (ii) Policy on Confidential Proxy Voting and Independent Tabulation and Inspection of Elections as adopted by The Board of Directors October 23, 1991 (incorporated by reference to Exhibit (28)(i) to the Quarterly Report on Form 10-Q for the quarter ended September 28, 1991)





                                      E-5-