Form 10-K/A
period 2000-01-01
STANLEY WORKS
filed 2000-04-03
CIK 93556

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-K/A

                                  ANNUAL REPORT

(Mark One)
X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
______
EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended January 1, 2000


______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       For the transition period from                     to
                                       ------------------    ---------------

                             Commission file 1-5224

                                The Stanley Works
             (Exact name of registrant as specified in its charter)

              CONNECTICUT                        06-0548860
  (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)           Identification Number)

          1000 Stanley Drive

       New Britain, Connecticut                     06053
(Address of principal executive offices)         (Zip Code)

                                 (860) 225-5111

                         (Registrant's telephone number)
  Securities  registered pursuant to Section 12(b) of the Act:

       Title of each class                    Name of each exchange
                                              on which registered

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

                   Yes  X                  No
                      -----                   -----
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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareowners for the year ended January 1, 2000 are incorporated by reference into Parts I and II.
Portions of the definitive Proxy Statement dated March 14, 2000, filed with the Commission pursuant to Regulation 14A, are incorporated by reference into Part III.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  THE STANLEY WORKS

                                  By   Stephen S. Weddle
                                     _______________________________
                                     Vice President, General Counsel
                                     and Secretary

April 3, 2000

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

        (c) Credit Agreement, dated as of October 21, 1998, as amended and restated as of October 20, 1999, among the Company, each lender that is a signatory thereto and Citibank, N.A. as Agent for the Lenders (incorporated reference to Exhibit 4(i) to the Quarterly Report on Form 10-Q for the quarter ended October 2, 1999)

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

   (ix) (a) Supplemental Executive Retirement Program effective May 20, 1997 (incorporated by reference to Exhibit 10(xi)(a) to the Annual Report on Form 10-K for the year ended January 3, 1998)*

        (b) Amendment to John M. Trani's Supplemental Executive Retirement Program, dated September 17, 1997 (incorporated by reference to Exhibit 10(xi)(b) to the Annual Report on Form 10-K for the year ended January 3, 1998)*

   (x) (a) The Stanley Works Non-Employee Directors' Benefit Trust Agreement dated December 27, 1989 and amended as of January 1, 1991 by and between The Stanley Works and Fleet National Bank, as successor trustee (incorporated by reference to Exhibit (10)(xvii)(a) to Annual Report on Form 10-K for year ended December 29, 1990)

            * Management contract or compensation plan or arrangement

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

            * Management contract or compensation plan or arrangement

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

(24)  Power of Attorney

(27)  Financial Data Schedule for 1999 Fiscal Year End

(99) (i) Financial Statements and report of independent auditors for the year ended December 31, 1999, of The Stanley Works Account Value Plan

      (ii) Policy on Confidential Proxy Voting and Independent Tabulation and Inspection of Elections as adopted by The Board of Directors October 23, 1991 (incorporated by reference to Exhibit (28)(i) to the Quarterly Report on Form 10-Q for the quarter ended September 28, 1991)

        * Management contract or compensation plan or arrangement

                                                                      EXHIBIT 24



                                POWER OF ATTORNEY


        We, the undersigned officers and directors of The Stanley Works, a Connecticut corporation (the "Corporation"), hereby severally constitute Stephen
S. Weddle, Jennifer O. Estabrook and Nancy M. Clark our true and lawful attorneys with full power of substitution, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K for the year ended January 1, 2000 of the Corporation filed herewith (the "Form 10-K"), and any and all amendments thereto, and generally to do all such things in our name and on our behalf in our capacities as officers and directors to enable the Corporation to comply with the annual filing requirements under the Securities Exchange Act of 1934, as amended, including, all requirements of the Securities and Exchange Commission, and all requirements of any other applicable law or regulation, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or either of them, to such Form 10-K and any and all amendments thereto.

SIGNATURE                       TITLE                    DATE
---------                       -----                    ----

John M. Trani                   Chairman,           January 27, 2000
---------------------
John M. Trani                   Chief
                                Executive Officer
                                and Director

SIGNATURE                          TITLE                 DATE
---------                          -----                 ----


Stillman B. Brown                 Director          January 27, 2000
------------------------
Stillman B. Brown

Edgar R. Fiedler                  Director          January 27, 2000
------------------------
Edgar R. Fiedler

                                  Director          January 27, 2000
-------------------------
Mannie L. Jackson


James G. Kaiser                   Director          January 27, 2000
------------------------
James G. Kaiser

Eileen S. Kraus                   Director          January 27, 2000
------------------------
Eileen S. Kraus

Hugo E. Uyterhoeven               Director          January 27, 2000
------------------------
Hugo E. Uyterhoeven

Walter W. Williams                Director          January 27, 2000
------------------------
Walter W. Williams

Kathryn D. Wriston                Director          January 27, 2000
------------------------
Kathryn D. Wriston