Form 10-Q
period 2000-04-01
STANLEY WORKS
filed 2000-05-16
CIK 93556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

      [X] Quarterly  Report  Pursuant  to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 For the quarterly period ended April 1, 2000.

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

                                 (860) 225-5111

                         (Registrant's telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: shares of the company's Common Stock ($2.50 par value) were outstanding 87,632,691 as of May 12, 2000.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       THE STANLEY WORKS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       (Unaudited, Millions of Dollars Except Share and Per Share Amounts)



                                    First Quarter
                                  2000         1999
                                ------       ------
Net Sales                      $ 695.4      $ 683.7

Costs and Expenses

  Cost of sales                  438.0        451.4
  Selling, general and
    administrative               171.9        173.1
  Interest - net                   6.5          7.2
  Other - net                      6.0          4.6
                                ------       ------
                                 622.4        636.3
                                ------       ------
Earnings Before

    Income Taxes                  73.0         47.4

Income Taxes                      24.8         17.1
                                ------       ------
Net Earnings                   $  48.2      $  30.3
                                ======       ======
Net Earnings Per Share
    of Common Stock

    Basic                      $  0.54      $  0.34
                                ======       ======
    Diluted                    $  0.54      $  0.34
                                ======       ======
Dividends Per Share            $  0.22      $ 0.215
                                ======       ======
Average Shares Outstanding
    (in thousands)
    Basic                       88,936       89,446
                                ======       ======
    Diluted                     89,158       89,642
                                ======       ======







See notes to consolidated financial statements.

                       THE STANLEY WORKS AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (Unaudited, Millions of Dollars)

                                                         April 1    January 1
                                                            2000         2000
                                                        --------     --------
ASSETS

Current Assets

   Cash and cash equivalents                           $   128.9    $    88.0
   Accounts and notes receivable                           584.4        546.1
   Inventories                                             390.8        381.2
   Other current assets                                     75.5         75.7
                                                        --------     --------
Total Current Assets                                     1,179.6      1,091.0

Property, plant and equipment                            1,227.2      1,208.0
   Less: accumulated depreciation                         (705.0)      (687.4)
                                                        --------     --------
                                                           522.2        520.6

Goodwill and other intangibles                             181.6        185.2
Other assets                                                84.3         93.8
                                                        --------     --------
                                                       $ 1,967.7    $ 1,890.6
                                                        ========     ========
LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities

   Short-term borrowings                               $   278.7    $   145.3
   Current maturities of long-term debt                     11.6         11.7
   Accounts payable                                        223.2        225.0
   Accrued expenses                                        295.4        311.0
                                                        --------     --------
Total Current Liabilities                                  808.9        693.0

Long-Term Debt                                             277.4        290.0
Other Liabilities                                          167.1        172.2

Shareowners' Equity

   Common stock                                            230.9        230.9
   Retained earnings                                       938.2        926.9
   Accumulated other comprehensive loss                   (103.6)       (99.2)
   ESOP debt                                              (200.4)      (202.2)
                                                        --------     --------
                                                           865.1        856.4
       Less: cost of common stock in treasury              150.8        121.0
                                                        --------     --------
 Total Shareowners' Equity                                 714.3        735.4
                                                        --------     --------
                                                       $ 1,967.7    $ 1,890.6
                                                        ========     ========
See notes to consolidated financial statements.

                       THE STANLEY WORKS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited, Millions of Dollars)

                                               First Quarter
                                             2000         1999
                                            -----        -----
Operating Activities

  Net earnings                             $ 48.2       $ 30.3
  Depreciation and amortization              23.7         24.1
  Other non-cash items                        7.2          4.4
  Changes in operating assets
     and liabilities                        (81.6)       (54.3)
                                            -----        -----
  Net cash provided (used) by
     operating activities                    (2.5)         4.5

Investing Activities

  Capital expenditures                      (15.4)       (20.4)
  Capitalized software                       (0.6)        (4.6)
  Proceeds from sales of assets               0.7          5.4
  Other                                      (3.5)        (1.9)
                                            -----        -----
  Net cash used by
     investing activities                   (18.8)       (21.5)

Financing Activities

  Payments on long-term borrowings           (3.7)      (153.7)
  Proceeds from long-term borrowings            -        120.9
  Net short-term borrowings                 131.6         42.2
  Proceeds from issuance of common stock      1.0          1.6
  Purchase of common stock for treasury     (45.0)        (2.2)
  Cash dividends on common stock            (19.5)       (19.1)
                                            -----        -----
Net cash provided (used) by
     financing activities                    64.4        (10.3)

Effect of Exchange Rate Changes on Cash      (2.2)        (2.3)
                                            -----        -----
Increase (decrease) in Cash and

     Cash Equivalents                        40.9        (29.6)

Cash and Cash Equivalents,
     Beginning of Period                     88.0        110.1
                                            -----        -----
Cash and Cash Equivalents,
     End of First Quarter                  $128.9       $ 80.5
                                            =====        =====

See notes to consolidated financial statements.

                       THE STANLEY WORKS AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREOWNERS' EQUITY
                        (Unaudited, Millions of Dollars)

                                    Accumulated
                                    Other Compre-
                                       hensive                     Total
                    Common  Retained   Income    ESOP  Treasury  Shareowners'
                     Stock  Earnings   (Loss)    Debt    Stock     Equity

                    ---------------------------------------------------------
Balance Jan. 1, 2000 $230.9  $926.9   $(99.2)  $(202.2) $(121.0)   $735.4
Comprehensive income:
    Net earnings               48.2
    Foreign currency
      translation                       (4.4)
Total comprehensive
  income                                                             43.8
Cash dividends
  declared                    (19.5)                                (19.5)
Net common stock
  activity                    (18.0)                      (29.8)    (47.8)
ESOP debt                                          1.8                1.8
ESOP tax benefit                0.6                                   0.6
                    ---------------------------------------------------------
Balance Apr. 1, 2000 $230.9  $938.2  $(103.6)  $(200.4) $(150.8)   $714.3
                    =========================================================

                                    Accumulated
                                    Other Compre-
                                      hensive                        Total
                    Common  Retained  Income     ESOP   Treasury  Shareowners'
                     Stock  Earnings  (Loss)     Debt     Stock     Equity
                    ---------------------------------------------------------
Balance Jan. 2, 1999 $230.9  $867.2   $(84.6)  $(213.2) $(130.9)   $669.4
Comprehensive income:
    Net earnings               30.3
    Foreign currency
      translation                      (12.5)
Total comprehensive
  income                                                             17.8
Cash dividends
  declared                    (19.1)                                (19.1)
Net common stock
  activity                     (2.0)                        4.2       2.2
ESOP debt                                          2.7                2.7
ESOP tax benefit                0.7                                   0.7
                    ---------------------------------------------------------
Balance Apr. 3, 1999 $230.9  $877.1   $(97.1)  $(210.5) $(126.7)   $673.7
                    =========================================================

See notes to consolidated financial statements.

                       THE STANLEY WORKS AND SUBSIDIARIES
                          BUSINESS SEGMENT INFORMATION
                        (Unaudited, Millions of Dollars)

                                       First  Quarter
                                     2000         1999
                                   ------       ------
INDUSTRY SEGMENTS
Net Sales

  Tools                           $ 543.7      $ 525.4
  Doors                             151.7        158.3
                                   ------       ------
  Consolidated                    $ 695.4      $ 683.7
                                   ======       ======

Operating Profit

  Tools                           $  74.1      $  66.5
  Doors                              11.4         12.9
                                   ------       ------
                                     85.5         79.4
  Restructuring-related
    transition and other
    non-recurring costs                 -        (20.2)
  Interest-net                       (6.5)        (7.2)
  Other-net                          (6.0)        (4.6)
                                    ------      ------
  Earnings Before

      Income Taxes                $  73.0      $  47.4
                                    ======      ======

GEOGRAPHIC NET SALES
  United States                   $ 498.5      $ 484.8
  Other Americas                     49.9         46.5
  Europe                            123.1        129.2
  Asia                               23.9         23.2
                                   ------       ------
  Consolidated                    $ 695.4      $ 683.7
                                   ======       ======








See notes to consolidated financial statements.

                       THE STANLEY WORKS AND SUBSIDIARIES
        NOTES TO (Unaudited) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  April 1, 2000

NOTE A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included. For further information, refer to the consolidated financial statements and footnotes included in the company's Annual Report on Form 10-K for the year ended January 1, 2000.

NOTE B - Earnings Per Share Computation

The following table reconciles the weighted average shares outstanding used to calculate basic and diluted earnings per share.

                                     2000               1999
                                  ----------         ----------
Net earnings -
  basic and diluted                   $ 48.2             $ 30.3
                                  ==========         ==========
Basic earnings per share -
  weighted average shares         88,936,115         89,446,295

Dilutive effect of

  employee stock options             221,778            195,499
                                  ----------         ----------
Diluted earnings per share -
  weighted average shares         89,157,893         89,641,794
                                  ==========         ==========

NOTE C - Inventories

The components of inventories at the end of the first quarter of 2000 and at year-end 1999, in millions of dollars, are as follows:

                             April 1           January 1
                                2000                2000
                              ------              ------
Finished products            $ 277.8             $ 269.0
Work in process                 51.5                48.3
Raw materials                   61.5                63.9
                              ------              ------
                             $ 390.8             $ 381.2
                              ======              ======



NOTE D - Cash Flow Information

Interest paid during the first quarters of 2000 and 1999 amounted to $12.3 million and $8.7 million, respectively.

Income taxes paid during the first quarters of 2000 and 1999 were $11.9 million and $8.0 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales were $695 million, up 2% from $684 million in the same quarter last year. The increase was driven by an overall unit volume increase of 3% which was offset partially by a 1% reduction in sales from the effect of foreign currency translation (primarily weakening European currencies). The company experienced strong sales volume growth in the consumer hand tools, industrial and consumer mechanics tools, fastening system operations, and the vehicle assembly air tools business within the Americas. These increases were partially offset by the lingering effects of a major U.S. retail customer's 1999 bankruptcy on the Hardware business and temporary lower demand for doors in the Americas caused by a high previous quarter program-driven demand.

Financial results presented for the first quarter of 1999 include transition expenses related to the company's restructuring initiatives. These costs are classified as period operating expenses within cost of sales or selling, general and administrative expense. They include the costs of moving production equipment, operating duplicate facilities while transferring production or distribution, consulting costs incurred in planning and implementing changes, and other types of costs that have been incurred to facilitate restructuring. Management's judgment was used to determine which costs should be classified as transition costs based on whether the costs were unusual in nature, were incurred only because of restructuring initiatives and were expected to cease when the transition activities ended. In addition, the company incurred costs to remediate its computer and related systems so that these systems would function properly with regard to date issues related to the Year 2000 ("Y2K"). Because the presence of restructuring charges, restructuring-related transition costs and non-recurring Y2K remediation costs obscure the underlying trends within the company's business, the company also provides information on its results for the first quarter of 1999 excluding these identifiable costs. These pro forma or "core" results are the basis of business segment information. The narrative regarding results of operations has also been expanded to provide information as to the effects of these items on each financial statement category. Effective in the third quarter 1999, these costs were no longer disclosed separately as they were essentially eliminated.

The company reported gross profit of $257 million, or 37.0% of net sales. This represented an increase of 10.8% from $232 million, or 34.0% of net sales, reported in the first quarter of 1999. Included in the first quarter cost of sales for 1999 are $6 million of restructuring-related transition costs, primarily for plant rationalization activities. Core gross profit as a percent of sales for the first quarter of 1999 was 34.8%. This significant improvement is attributable to a combination of improved cost controls in operations, the benefits of the company's restructuring initiatives, higher unit volumes and continued progress on purchased material costs despite inflationary pressures.

Selling, general and administrative expenses were $172 million, or 24.7% of net sales, in the first quarter of 2000, as compared with $173 million, or 25.3% of net sales in the first quarter of 1999. Included in the first quarter expenses for 1999 were $14 million in restructuring-related transition and other non-recurring costs related to system conversions for Y2K remediation projects and consulting costs for structural reorganization and administrative efficiency solutions. On a core basis, selling, general and administrative expenses were 23.2% of net sales in the first quarter of 1999. The increase of $13 million in 2000 from the core 1999 selling, general and administrative expenses is primarily the result of increased distribution costs, information management infrastructure costs and selling and administrative costs related to an increased number of sales representatives in the MacDirect program.

The company's income tax rate was 34% in the first quarter of 2000 compared with 36% in the first quarter 1999 and 35% in the fourth quarter of 1999. The continued reduction in the effective tax rate is the result of structural changes in the company's operations toward lower cost tax jurisdictions.

Net earnings were $48 million, or $.54 per diluted share, compared with the prior year's net income of $30 million, or $.34 per diluted share. Net earnings on a core basis, would have been $43 million, or $.48 per diluted share in the first quarter of 1999.

Business Segment Results

The Tools segment includes carpenters, mechanics, pneumatic and hydraulic tools as well as tool sets. The Doors segment includes commercial and residential doors, both automatic and manual, as well as closet doors and systems, home decor and door and consumer hardware. The performance of the company's business segments in the first quarter of 1999 is presented using core operating profit, which excludes restructuring charges, restructuring-related transition and other non-recurring costs. Segment eliminations are also excluded from the business segment results.

As reflected in the table, "Business Segment Information", Tools sales in the first quarter of 2000 increased to $544 million, or 3.5% over the first quarter of 1999. This increase was driven by strong unit volume growth in the consumer hand tools, industrial and consumer mechanic tools, fastening system operations, and the vehicle assembly air tools business within the Americas. The Tools segment core operating profit was 13.6% of net sales for the first quarter of 2000, compared with 12.7% of net sales in the same period last year. This improvement is attributable to a combination of improved cost controls in operations, the benefits of the company's restructuring initiatives, and higher unit volumes.

Doors segment sales decreased to $152 million, approximately 4% below 1999's first quarter, due to the lingering effects of a major U.S. retail customer's 1999 bankruptcy on the Hardware business and temporary lower demand for doors in the Americas. The Doors segment core operating profit decreased to 7.5% of net sales in the first quarter of 2000, compared with 8.1% of net sales in the same period last year, largely due to lower volume and a continuing shift in the mix of product to lower-margin retail channels.

Restructuring

Restructuring reserves as of the beginning of 2000 were $58 million. These reserves consisted of $42 million related to severance, $10 million related to asset write-downs, and $6 million related to other exit costs. In the first quarter of 2000, severance of $7 million, fixed asset write-downs of $4 million, and payments for other exit costs of $1 million reduced these reserves to $46 million.

FINANCIAL CONDITION

Liquidity and Sources of Capital

In the first quarter of 2000, the company used $2 million in operating cash flow compared with a net cash inflow in the first quarter of 1999 of $4 million. Accounts receivable increased $38 million during the first quarter of 2000, which is comparable to the prior year increase of $36 million, as a result of normal seasonal monthly sales patterns. Inventories increased $10 million during the first quarter of 2000, primarily in the U.S. consumer hand tools and mechanics tools businesses.

In the first quarter of 2000, the company repurchased 2 million of its common shares. The company plans to continue its share repurchase program from time to time. Short-term borrowings were utilized to fund these repurchases as well as increased levels of working capital. In 1999 the company issued $120 million of 5 year debt to capitalize on favorable interest rates and reduce its reliance on short-term sources of funds which had been opportunistically used to fund the ZAG acquisition.

PART II OTHER INFORMATION

Item 2. - Changes in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities

(1) During the first fiscal quarter of 2000, 236 shares at $15.8834 per share were issued under the Company's U.K. Savings Related Share Plan (the "Savings Plan"). Under the Saving Plan, shares are issued to employees who elect at the end of the five year savings period or upon termination of employment to receive the accumulated savings in the form of shares of the Company's stock rather than cash.

(a) Participation in the Savings Plan is offered to all employees of the Company's subsidiaries in the United Kingdom.

(b) The total dollar value of the shares issued during the quarter was $3,748.48.

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

(d) Under the Savings Plan, employees are given the right to buy a specified number of shares with the proceeds of a "Save-as-You-Earn" savings contract. Under the savings contract, the employee authorizes 60 monthly deductions from his or her paycheck At the end of the five year period, the employee may elect to (i) use all or a part of the accumulated savings to buy all or some of the shares under the employee's options, (ii) leave the accumulated savings with the financial institution that has custody of the funds for an additional two years or (iii) take a cash distribution of the accumulated savings. The option to purchase shares will lapse at the end of the five year period if not exercised at that time.

Item 6. - Exhibits and Reports on Form 8-K

(a) Exhibits

        (1) See Exhibit Index on page 14.

(b) Reports on Form 8-K.

        (1) Registrant  filed a Current Report on Form 8-K, dated
            January 27, 2000, in respect of the Registrant's press release announcing fourth quarter 1999 results and first quarter 2000 dividends and distributing supplemental fourth quarter information to investors and analysts in advance of a teleconference call.

        (2) Registrant filed a Current Report on Form 8-K, dated
            February 11, 2000, disclosing earnings guidance for the first quarter and full year 2000 given at a presentation to analysts.

                             Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE STANLEY WORKS






Date: May 16, 2000                  By:  James M. Loree

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