Form 10-Q
period 2000-07-01
STANLEY WORKS
filed 2000-08-15
CIK 93556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934
                For the quarterly period ended July 1, 2000.

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

                                 (860) 225-5111

                         (Registrant's telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: shares of the company's Common Stock ($2.50 par value) were outstanding 86,252,918 as of August 11, 2000.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  THE STANLEY WORKS AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
       (Unaudited, Millions of Dollars Except Per Share Amounts)


                             Second Quarter          Six Months
                             2000     1999        2000       1999
                           -------  -------     ---------  ---------
Net Sales                  $ 702.8  $ 685.5     $ 1,398.2  $ 1,369.2

Costs and Expenses
  Cost of sales              447.1    455.1         885.1      906.5
  Selling, general and
    administrative           168.1    182.2         340.0      355.3
  Interest - net               7.2      7.7          13.7       14.9
  Other - net                  3.7      2.4           9.7        7.0
                           -------  -------     ---------  ---------
                             626.1    647.4       1,248.5    1,283.7
                           -------  -------     ---------  ---------
Earnings before
    income taxes              76.7     38.1         149.7       85.5

Income Taxes                  26.1     12.8          50.9       29.9
                           -------  -------     ---------  ---------
Net Earnings               $  50.6  $  25.3     $    98.8  $    55.6
                           =======  =======     =========  =========
Net Earnings Per
    Share of Common Stock

     Basic                 $  0.58  $  0.28     $    1.12  $    0.62
                           =======  =======     =========  =========
     Diluted               $  0.58  $  0.28     $    1.12  $    0.62
                           =======  =======     =========  =========
Dividends per share        $  0.22  $ 0.215     $    0.44  $    0.43
                           =======  =======     =========  =========
Average shares outstanding
    (in thousands)

     Basic                  87,614   89,447        88,293     89,439
                           =======  =======     =========  =========
     Diluted                87,827   89,831        88,526     89,751
                           =======  =======     =========  =========






See notes to consolidated financial statements.

                       THE STANLEY WORKS AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (Unaudited, Millions of Dollars)

                                                          July 1    January 1
                                                            2000         2000
                                                         --------    --------
ASSETS
Current Assets
   Cash and cash equivalents                           $    83.0    $    88.0
   Accounts and notes receivable                           564.1        546.1
   Inventories                                             399.9        381.2
   Other current assets                                     71.7         75.7
                                                        --------     --------
Total Current Assets                                     1,118.7      1,091.0

Property, plant and equipment                            1,228.7      1,208.0
   Less: accumulated depreciation                         (716.9)      (687.4)
                                                        --------      --------
                                                           511.8        520.6

Goodwill and other intangibles                             178.8        185.2
Other assets                                               101.2         93.8
                                                        --------     --------
                                                       $ 1,910.5    $ 1,890.6
                                                        ========     ========
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
   Short-term borrowings                               $   283.7    $   145.3
   Current maturities of long-term debt                      5.6         11.7
   Accounts payable                                        220.4        225.0
   Accrued expenses                                        267.6        311.0
                                                        --------     --------
Total Current Liabilities                                  777.3        693.0

Long-Term Debt                                             252.9        290.0
  Other Liabilities                                        175.9        172.2

Shareowners' Equity
   Common stock                                            230.9        230.9
   Retained earnings                                       973.0        926.9
   Accumulated other comprehensive loss                   (116.7)       (99.2)
   ESOP debt                                              (198.5)      (202.2)
                                                        --------     --------
                                                           888.7        856.4
       Less: cost of common stock in treasury              184.3        121.0
                                                        --------     --------
 Total Shareowners' Equity                                 704.4        735.4
                                                        --------     --------
                                                       $ 1,910.5    $ 1,890.6
                                                        ========     ========
See notes to consolidated financial statements.

                                       -2-

                       THE STANLEY WORKS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited, Millions of Dollars)

                                        Second Quarter      Six Months
                                         2000    1999      2000    1999
                                        ------  ------    ------  ------
Operating Activities
  Net earnings                          $ 50.6  $ 25.3    $ 98.8  $ 55.6
  Depreciation and amortization           20.4    21.2      44.1    45.3
  Other non-cash items                    (0.1)    9.4       7.1    13.8
  Changes in operating assets
     and liabilities                     (20.5)   (0.2)   (102.1)  (54.5)
                                        ------  ------    ------  ------
  Net cash provided by
     operating activities                 50.4    55.7      47.9    60.2

Investing Activities
  Capital expenditures                   (12.0)  (20.1)    (27.4)  (40.5)
  Capitalized software                    (0.8)   (5.6)     (1.4)  (10.2)
  Proceeds from sales of assets            2.8     9.5       3.5    14.9
  Other                                   (7.9)   (2.2)    (11.4)   (4.1)
                                        ------  ------    ------  ------
  Net cash used by
     investing activities                (17.9)  (18.4)    (36.7)  (39.9)

Financing Activities
  Payments on long-term borrowings       (28.9)   (2.3)    (32.6) (156.0)
  Proceeds from long-term borrowings         -       -         -   120.9
  Net short-term borrowings                4.6    (7.5)    136.2    34.7
  Proceeds from issuance of common stock   2.2     3.4       3.2     5.0
  Purchase of common stock for treasury  (34.4)   (6.7)    (79.4)   (8.9)
  Cash dividends on common stock         (19.2)  (19.2)    (38.7)  (38.3)
                                        ------  ------    ------  ------
Net cash used by
     financing activities                (75.7)  (32.3)    (11.3)  (42.6)

Effect of Exchange Rate Changes on Cash   (2.7)   (0.7)     (4.9)   (3.0)
                                        ------  ------    ------  ------
Increase (Decrease) in Cash and
     Cash Equivalents                    (45.9)     4.3     (5.0)  (25.3)

Cash and Cash Equivalents,
     Beginning of Period                 128.9    80.5      88.0   110.1
                                        ------  ------    ------  ------
Cash and Cash Equivalents,
     End of Second Quarter              $ 83.0  $ 84.8    $ 83.0  $ 84.8
                                        ======  ======    ======  ======

See notes to consolidated financial statements.

                                       -3-

                       THE STANLEY WORKS AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREOWNERS' EQUITY
                        (Unaudited, Millions of Dollars)

                                    Accumulated
                                    Other Compre-
                                       hensive                     Total
                    Common  Retained   Income    ESOP  Treasury  Shareowners'
                     Stock  Earnings   (Loss)    Debt    Stock     Equity
                    ---------------------------------------------------------
Balance Jan. 1, 2000 $230.9  $926.9   $(99.2)  $(202.2)  $(121.0)   $735.4
Comprehensive income:
    Net earnings               98.8
    Foreign currency
      translation                      (17.5)
Total comprehensive
  income                                                              81.3
Cash dividends
  declared                    (38.7)                                 (38.7)
Net common stock
  activity                    (14.7)                       (63.3)    (78.0)
Tax benefit related
  to stock options              0.1                                    0.1
ESOP debt                                           3.7                3.7
ESOP tax benefit                0.6                                    0.6
                    ---------------------------------------------------------
Balance July 1, 2000 $230.9  $973.0  $(116.7)   $(198.5) $(184.3)   $704.4
                    =========================================================

                                    Accumulated
                                    Other Compre-
                                      hensive                        Total
                    Common  Retained  Income     ESOP   Treasury  Shareowners'
                     Stock  Earnings  (Loss)     Debt     Stock     Equity
                    ---------------------------------------------------------
Balance Jan. 2, 1999 $230.9  $867.2   $(84.6)  $(213.2) $(130.9)   $669.4
Comprehensive income:
    Net earnings               55.6
    Foreign currency
      translation                      (12.7)
Total comprehensive
  income                                                             42.9

Cash dividends

  declared                    (38.3)                                (38.3)
Net common stock
  activity                     (4.4)                         4.0     (0.4)
Tax benefit related
  to stock options              0.4                                   0.4
ESOP debt                                           5.5               5.5
ESOP tax benefit                1.4                                   1.4
                    ---------------------------------------------------------
Balance July 3, 1999 $230.9  $881.9   $(97.3)   $(207.7) $(126.9)  $680.9
                    =========================================================

See notes to consolidated financial statements.

                  THE STANLEY WORKS AND SUBSIDIARIES
                     BUSINESS SEGMENT INFORMATION
                   (Unaudited, Millions of Dollars)


                             Second Quarter          Six Months
                              2000    1999        2000       1999
                            -------  -------    ---------  ---------
INDUSTRY SEGMENTS
Net Sales
  Tools                     $ 547.5  $ 533.2    $ 1,091.2  $ 1,058.6
  Doors                       155.3    152.3        307.0      310.6
                            -------  -------    ---------  ---------
  Consolidated              $ 702.8  $ 685.5    $ 1,398.2  $ 1,369.2
                            =======  =======    =========  =========

Operating Profit
  Tools                     $  76.4  $  74.1    $   150.5  $   140.6
  Doors                        11.2      8.8         22.6       21.7
                            -------  -------    ---------  ---------
                               87.6     82.9        173.1      162.3
  Restructuring-related
    transition and other
    non-recurring costs           -    (34.7)           -      (54.9)
  Interest-net                 (7.2)    (7.7)       (13.7)     (14.9)
  Other-net                    (3.7)    (2.4)        (9.7)      (7.0)
                            -------  -------    ---------  ----------
  Earnings Before
      Income Taxes          $  76.7  $  38.1    $   149.7  $    85.5
                            =======  =======    =========  ==========

GEOGRAPHIC NET SALES
  United States             $ 509.7  $ 485.3    $ 1,008.2  $   970.1
  Other Americas               53.2     52.7        103.1       99.2
  Europe                      113.9    124.5        237.0      253.7
  Asia                         26.0     23.0         49.9       46.2
                            -------  -------    ---------  ----------
  Consolidated              $ 702.8  $ 685.5    $ 1,398.2  $ 1,369.2
                            =======  =======    =========  ==========











See notes to consolidated financial statements.

                       THE STANLEY WORKS AND SUBSIDIARIES
        NOTES TO (Unaudited) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  July 1, 2000

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

NOTE B - Earnings Per Share Computation

The following table reconciles the weighted average shares outstanding used to calculate basic and diluted earnings per share.

                                 Second Quarter              Six Months
                               2000         1999         2000         1999
                            ----------   ----------    ----------   ----------
Net earnings -
  basic and diluted             $ 50.6       $ 25.3        $ 98.8       $ 55.6

                            ==========   ==========    ==========   ==========
Basic earnings per share -
  weighted average shares   87,613,634   89,446,907    88,292,523   89,439,257

Dilutive effect of
  employee stock options       213,273      383,664       233,508      311,322

                            ----------   ----------   -----------   ----------
Diluted earnings per share -
  weighted average shares   87,826,907   89,830,571    88,526,031   89,750,579
                            ==========   ==========   ===========   ==========


NOTE C - Inventories

The components of inventories at the end of the second quarter of 2000 and at year-end 1999, in millions of dollars, are as follows:

                              July 1           January 1
                                2000                2000
                              ------              ------
Finished products            $ 285.0             $ 269.0
Work in process                 56.1                48.3
Raw materials                   58.8                63.9
                              ------              ------
                             $ 399.9             $ 381.2
                              ======              ======


NOTE D - Cash Flow Information

Interest paid during the second quarters of 2000 and 1999 amounted to $9.0 million and $8.7 million, respectively. Interest paid for the six months of 1999 and 1998 amounted to $21.3 million and $17.4 million, respectively.

Income taxes paid during the second quarters of 2000 and 1999 were $32.7 million and $13.0 million, respectively. Income taxes paid for the six months of 2000 and 1999 were $44.7 million and $21.0 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Net sales were $703 million, up 3% from $686 million in the same quarter last year. The increase was driven by an overall unit volume increase of 5% which was partially offset by a 1% reduction in sales from unfavorable pricing pressures and a 1% reduction from the effect of foreign currency translation. The company experienced strong sales volume growth in U.S. consumer hand tools, construction fastening products, and entry doors products. These increases were partially offset by the lingering effects of a major U.S. retail customer's 1999 bankruptcy on the Hardware business. The reduction in sales from foreign currency translation was primarily due to the weakening European currencies during the quarter. Net sales were $1,398 million for the first six months of 2000, a 2% increase over the same period last year. Sales growth for the six month period was comparable to growth in the second quarter with 4% unit volume growth being offset by a 1% decline from foreign currency translation and pricing.

Financial results for the first six months of 1999 include transition expenses related to the company's restructuring initiatives. These costs are classified as period operating expenses within cost of sales or selling, general and administrative expense. They include the costs of moving production equipment, operating duplicate facilities while transferring production or distribution, consulting costs incurred in planning and implementing changes, and other types of costs that have been incurred to facilitate restructuring. Management judgment was used to determine which costs should be classified as transition costs based on whether the costs were unusual in nature, were incurred only because of restructuring initiatives and were expected to cease when the transition activities ended. In addition, the company incurred costs to remediate its computer and related systems so that these systems would function properly with regard to date issues related to Y2K. Because the presence of restructuring charges, restructuring-related transition costs and non-recurring Y2K remediation costs obscure the underlying trends within the company's business, the company also provides information on its results for the second quarter and first six months of 1999 excluding these identifiable costs. These pro forma or "core" results are the basis of business segment information. The narrative regarding results of operations has also been expanded to provide information as to the effects of these items on each financial statement category. Effective in the third quarter 1999, these costs were no longer disclosed separately as they were significantly lower than amounts previously incurred.

The company reported gross profit of $256 million, or 36.4% of net sales in the second quarter. This represented an increase of 11% from $230 million, or 33.6% of net sales, reported in the second quarter of 1999. Included in the second quarter cost of sales in 1999 were $14 million of restructuring-related transition costs, primarily for plant rationalization activities. Core gross profits for 1999 were 35.7% of net sales. The company reported gross profit of $513 million, or 36.7% of net sales for the first six months of 2000 compared to 33.8% of net sales in 1999. Included in the cost of sales in 1999 for the six month period were $20 million of restructuring-related transition costs, primarily for plant rationalization activities. Core gross profits were 35.3% of net sales during that six month period. These significant improvements in gross profits are attributable to a combination of improved cost controls in operations, the benefits of the company's 1997 restructuring, higher unit volumes and continued progress on purchased material costs despite inflationary pressures.

Selling, general and administrative expenses were $168 million, or 23.9% of net sales, in the second quarter of 2000, as compared with $182 million, or 26.6% of net sales in the second quarter of 1999. Included in the second quarter expenses in 1999 were $21 million in restructuring-related transition and other non-recurring costs. The expenses resulted from spending on system conversions for the Y2K remediation project and certain consulting costs incurred for structural reorganization and administrative efficiency solutions. On a core basis, selling, general and administrative expenses were 23.6% of net sales in the second quarter of 1999. The increase of $7 million in 2000 from the core 1999 selling, general and administrative expenses is primarily the result of an increased number of sales representatives in the MacDirect program and increased sales and marketing expenses in certain channels.

Selling, general and administrative expenses were $340 million, or 24.3% of net sales, in the six month period of 2000, as compared with $355 million, or 26.0% of net sales for the same period in 1999. Included in the second quarter expenses in 1999 were $35 million in restructuring-related transition and other non-recurring costs. On a core basis, selling, general and administrative expenses were $320 million in 1999. The $20 million increase in 2000 compared with core selling, general and administrative expenses in 1999 is primarily the result of an increased number of sales representatives in the MacDirect program and higher information management infrastructure costs.

Net interest expense and other costs for the second quarter and first six months of 2000 were relatively flat to the comparable periods in 1999.

The company's income tax rate was 34% in the second quarter and for the first six months of 2000. In the comparable 1999 periods, the company's income tax rate was 33.8% and 35%, respectively. The company's effective annual income tax rate was reduced to 35% from 36% during the second quarter of 1999, which resulted in a 33.8% effective tax rate in last year's second quarter. These income tax rate decreases reflect the continued benefit of structural changes implemented within the company's tax structure.

Net earnings for the second quarter were $51 million, or $.58 per diluted share, compared with the prior year's net income of $25 million, or $.28 per diluted share. Net earnings on a core basis, would have been $48 million, or $.54 per diluted share in the second quarter of 1999.

Net earnings for the first six months of 2000 were $99 million, or $1.12 per diluted share, compared with net income of $56 million, or $.62 per diluted share in the prior year. Net earnings on a core basis, would have been $91 million, or $1.02 per diluted share in the first six months of 1999.

Business Segment Results
The Tools segment includes carpenters, mechanics, pneumatic and hydraulic tools as well as tool sets. The Doors segment includes commercial and residential doors, both automatic and manual, as well as closet doors and systems, home decor and door and consumer hardware. The company assesses the performance of its business segments using core operating profit, which excludes restructuring charges, restructuring-related transition and other non-recurring costs for the first six months of 1999. Segment eliminations are also excluded.

As reflected in the table, "Business Segment Information", Tools sales in the second quarter of 2000 increased to $548 million, or 3% over the second quarter of 1999. This increase was driven by strong unit volume growth in U.S. consumer hand tools, fasteners and fastening tools, and industrial tools. Offsetting these volume increases were net sales reductions from unfavorable pricing pressures and from the effects of foreign currency translation. Tools sales for the six month period of 2000 also increased 3% compared to the same period of 1999. The Tools segment core operating profit was 14.0% of net sales for the second quarter and 13.8% for the first six months of 2000, compared with 13.9% and 13.3% of net sales, respectively, in the same periods last year. These improvements are attributable to improved cost controls in operations, the benefits of the company's restructuring initiatives, and higher unit volumes.

Doors segment sales increased to $155 million, 2% above 1999's second quarter, due to unit volume growth in the U.S. entry doors and automated doors products. In addition, the prior year's quarter sales and profits were depressed due to difficulties associated with the implementation of a Year 2000 ("Y2K") compliant software. These increases were partially offset by the lingering effects of a major U.S. retail customer's 1999 bankruptcy on the hardware products. The Doors segment core operating profit increased to 7.2% of net sales in the second quarter and 7.4% for the first six months of 2000, compared with 5.8% and 7.0% of net sales, respectively, in the same periods last year. The improvements in operating margins are primarily due to higher volumes and productivity improvements, offset partially by a continuing shift in the mix of product to lower-margin retail channels.

Restructuring
Restructuring reserves as of the beginning of 2000 were $58 million. These reserves consisted of $42 million related to severance, $10 million related to asset write-downs, and $6 million related to other exit costs. In the first six months of 2000, severance of $12 million, asset write-downs of $6 million, and payments for other exit costs of $1 million reduced these reserves to $39 million.

FINANCIAL CONDITION
Liquidity and Sources of Capital
In the second quarter of 2000, the company generated operating cash flow of $50 million which was essentially level with the prior year. Accounts receivable decreased $20 million during the second quarter of 2000, however, this was partially offset by an increase in inventories of $9 million due to increased inventory levels in the consumer hand tools and mechanic tools businesses.

In the second quarter of 2000, the company utilized cash flow from operations to extinguish long term debt of approximately $26 million. Additionally, the company repurchased 1.2 million of its common shares, bringing the six month total to 3.3 million shares.

PART II OTHER INFORMATION

Item 2. - Changes in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities

(1) During the second fiscal quarter of 2000, options to purchase 50,060 shares of the Company's common stock at a purchase price of $23.90 per share were subscribed to by 280 employees under the Company's U.K. Savings Related Share Plan (the "Savings Plan"). In addition, 253 shares were issued to certain participants under the Savings Plan. Under the Savings Plan, shares are issued to employees who elect at the end of the five year savings period or upon termination of employment to receive the accumulated savings in the form of shares of the Company's stock rather than cash.

    (a) Participation in the Savings Plan is offered to all employees of the Company's subsidiaries in the United Kingdom.

    (b) The total dollar value of the shares issued during the quarter was $6,117.52.

        Under the Savings Plan:

        236 shares were issued at $24.15 per share with an aggregate value of $5,699.40.

        17 shares were issued at $24.60 per share with an aggregate value of $418.12.

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

Item 4. - Submission of Matters to a Vote of Security-Holders

The Company's Annual Meeting was held on April 19, 2000.

(i) The following directors were elected:

                     Shares Voted      Shares
                         For          Withheld      Non-Votes

Eileen S. Kraus       64,203,536      2,341,950        0
John M. Trani         62,966,130      3,577,165        0

(ii) Ernst & Young LLP was approved as the Company's independent auditors by the following vote:

FOR      65,226,197        AGAINST    919,149
ABSTAIN     400,140        NOT VOTED        0



Item 6. - Exhibits and Reports on Form 8-K

(a) Exhibits

         (1) See Exhibit Index on page 14.

(b) Reports on Form 8-K.

         (1) Company filed a Current Report on Form 8-K, dated April 19, 2000, in respect of the Company's press release announcing first quarter results.

         (2) Company filed a Current Report on Form 8-K, dated May 26, 2000, which announced the election of William Y. O'Connor to the Board of Directors, a second quarter regular dividend of $.22 per share on the Company's common stock and the authorization to repurchase, from time to time, up to 10 million shares of the Company's common stock, in open market purchases, tender offers and privately negotiated transactions.

         (3) Company filed a Current Report on Form 8-K, dated June 23, 2000, announcing the execution of a new Employment Agreement between the Registrant and John M. Trani, the Company's chairman and chief executive officer and director, dated as of January 1, 2000.

                             Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE STANLEY WORKS





Date: August 15, 2000               By:  James M. Loree

                                         James M. Loree
                                         Vice President, Finance and
                                            Chief Financial Officer

                                    By:  Theresa F. Yerkes

                                         Theresa F. Yerkes
                                         Vice President and
                                         Controller (Chief Accounting
                                         Officer)

EXHIBIT INDEX


EXHIBIT LIST

(3)(i) By-laws (incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-42346 filed July 27, 2000)

(10)(i) Supplemental Retirement and Account Value Plan for Salaried Employees of The Stanley Works (incorporated by reference to
              Exhibit 99.1 to Registration Statement No. 333-42582 filed July 28, 2000)

(10)(ii)      1997 Long Term Incentive Plan (incorporated by reference to
              Exhibit 99.2 to Registration Statement No. 333-42582 filed July 28, 2000)

(12)          Computation of Ratio of Earnings to Fixed Charges

(27)          Financial Data Schedule