Form 10-Q
period 2000-09-30
STANLEY WORKS
filed 2000-11-14
CIK 93556

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2000.

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: shares of the company's Common Stock ($2.50 par value) were outstanding 85,961,360 as of November 10, 2000.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       THE STANLEY WORKS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (Unaudited, Millions of Dollars Except Per Share Amounts)



                             Third Quarter          Nine Months
                             2000     1999        2000       1999
                           -------  -------     ---------  ---------
Net Sales                  $ 684.4  $ 692.0     $ 2,082.6  $ 2,061.2

Costs and Expenses
  Cost of sales              439.4    446.9       1,324.5    1,353.4
  Selling, general and
    administrative           162.2    166.9         502.2      522.2
  Interest - net               7.2      7.0          20.9       21.9
  Other - net                  1.8     (6.2)         11.5        0.8
                           -------  -------     ---------  ---------
                             610.6    614.6       1,859.1    1,898.3
                           -------  -------     ---------  ---------
Earnings before
    income taxes              73.8     77.4         223.5      162.9

Income Taxes                  25.1     27.1          76.0       57.0
                           -------  -------     ---------  ---------
Net Earnings               $  48.7  $  50.3     $   147.5  $   105.9
                           =======  =======     =========  =========
Net Earnings Per
    Share of Common Stock

     Basic                 $  0.56  $  0.56     $    1.68  $    1.18
                           =======  =======     =========  =========
     Diluted               $  0.56  $  0.56     $    1.68  $    1.18
                           =======  =======     =========  =========
Dividends per share        $  0.23  $  0.22     $    0.67  $    0.65
                           =======  =======     =========  =========
Average shares outstanding
    (in thousands)

     Basic                  86,532   89,687        87,721     89,532
                           =======  =======     =========  =========
     Diluted                86,677   89,949        87,927     89,805
                           =======  =======     =========  =========








See notes to consolidated financial statements.






                       THE STANLEY WORKS AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (Unaudited, Millions of Dollars)

                                                    September 30    January 1
                                                            2000         2000
                                                        --------     --------
ASSETS
Current Assets
   Cash and cash equivalents                             $  93.3    $    88.0
   Accounts and notes receivable                           576.7        546.1
   Inventories                                             388.6        381.2
   Other current assets                                     72.9         75.7
                                                        --------     --------
Total Current Assets                                     1,131.5      1,091.0

Property, plant and equipment                            1,226.4      1,208.0

   Less: accumulated depreciation                         (721.1)      (687.4)
                                                        --------     --------
                                                           505.3        520.6


Goodwill and other intangibles                             174.9        185.2

Other assets                                               111.8         93.8
                                                        --------     --------
                                                       $ 1,923.5    $ 1,890.6
                                                        ========     ========
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
   Short-term borrowings                               $   287.6    $   145.3
   Current maturities of long-term debt                      5.9         11.7
   Accounts payable                                        222.4        225.0
   Accrued expenses                                        288.4        311.0
                                                        --------     --------
Total Current Liabilities                                  804.3        693.0

Long-Term Debt                                             243.3        290.0

Other Liabilities                                          175.1        172.2

Shareowners' Equity
   Common stock                                            230.9        230.9

   Retained earnings                                       984.8        926.9
   Accumulated other comprehensive loss                   (123.2)       (99.2)
   ESOP debt                                              (198.9)      (202.2)
                                                        --------     --------
                                                           893.6        856.4
       Less: cost of common stock in treasury              192.8        121.0
                                                        --------     --------
 Total Shareowners' Equity                                 700.8        735.4
                                                        --------     --------
                                                       $ 1,923.5    $ 1,890.6
                                                        ========     ========

See notes to consolidated financial statements.

                       THE STANLEY WORKS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited, Millions of Dollars)

                                        Third Quarter      Nine Months
                                         2000    1999      2000    1999
                                        -------------      ------------
Operating Activities
  Net earnings                          $ 48.7  $ 50.3    $147.5  $105.9
  Depreciation and amortization           20.3    20.9      64.4    66.2

  Other non-cash items                     2.8    (4.0)      9.9     9.8

  Changes in working capital             (16.7)  (13.2)    (80.1)  (47.2)
  Changes in other operating
     assets and liabilities               17.5    38.4     (21.2)   17.9
                                         ------  ------    ------  ------
  Net cash provided by
     operating activities                 72.6    92.4     120.5   152.6

Investing Activities
  Capital expenditures                   (17.8)  (17.9)    (45.2)  (58.4)

  Capitalized software                    (1.5)  (13.2)     (2.9)  (23.4)

  Proceeds from sales of assets            6.5    22.1      10.0    37.0

  Other                                   (3.9)    2.5     (15.3)   (1.6)
                                         ------  ------    ------  ------
  Net cash used by
     investing activities                (16.7)   (6.5)    (53.4)  (46.4)

Financing Activities
  Payments on long-term borrowings           -       -     (32.6) (156.0)
  Proceeds from long-term borrowings         -     0.4         -   121.3
  Net short-term borrowings                4.3   (30.7)    140.5     4.0
  Proceeds from issuance of common stock   1.4     2.3       4.6     7.3
  Proceeds from swap termination             -    13.9         -    13.9
  Purchase of common stock for treasury  (32.3)   (4.8)   (111.7)  (13.7)
  Cash dividends on common stock         (19.8)  (19.6)    (58.5)  (57.9)
                                        ------  ------    ------  ------
Net cash used by
     financing activities                (46.4)  (38.5)    (57.7)  (81.1)

Effect of Exchange Rate Changes on Cash    0.8    (0.7)     (4.1)   (3.7)
                                        ------  ------    ------  ------
Increase in Cash and Cash
     Equivalents                          10.3    46.7       5.3    21.4

Cash and Cash Equivalents,
     Beginning of Period                  83.0    84.8      88.0   110.1
                                        ------  ------    ------  ------
Cash and Cash Equivalents,
     End of Third Quarter               $ 93.3  $131.5    $ 93.3  $131.5
                                        ======  ======    ======  ======

See notes to consolidated financial statements.

                       THE STANLEY WORKS AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREOWNERS' EQUITY
                        (Unaudited, Millions of Dollars)

                                    Accumulated
                                    Other Compre-
                                       hensive                     Total
                    Common  Retained   Income    ESOP  Treasury  Shareowners'
                     Stock  Earnings   (Loss)    Debt    Stock     Equity
                    ---------------------------------------------------------
Balance Jan 1, 2000  $230.9  $926.9   $(99.2)  $(202.2)  $(121.0)   $735.4
Comprehensive income:
    Net earnings              147.5
    Foreign currency
      translation                      (24.0)
Total comprehensive
  income                                                             123.5

Cash dividends
  declared                    (58.5)                                 (58.5)
Net common stock
  activity                    (33.4)                       (71.8)   (105.2)
Tax benefit related
  to stock options              0.3                                    0.3
ESOP debt                                           3.3                3.3
ESOP tax benefit                2.0                                    2.0
                    ---------------------------------------------------------
Balance Sep 30, 2000 $230.9  $984.8  $(123.2)   $(198.9) $(192.8)   $700.8
                    =========================================================

                                    Accumulated
                                    Other Compre-
                                      hensive                        Total
                    Common  Retained  Income     ESOP   Treasury  Shareowners'
                     Stock  Earnings  (Loss)     Debt     Stock     Equity
                    ---------------------------------------------------------
Balance Jan 2, 1999  $230.9  $867.2   $(84.6)  $(213.2) $(130.9)   $669.4
Comprehensive income:
    Net earnings              105.9
    Foreign currency
      translation                      (13.0)
Total comprehensive
  income                                                             92.9

Cash dividends
  declared                    (57.8)                                (57.8)
Net common stock
  activity                    (25.5)                        23.8     (1.7)
Tax benefit related
  to stock options              0.6                                   0.6
ESOP debt                                           8.2               8.2
ESOP tax benefit                2.0                                   2.0
                    ---------------------------------------------------------
Balance Oct 2, 1999  $230.9  $892.4   $(97.6)   $(205.0) $(107.1)  $713.6
                    =========================================================

See notes to consolidated financial statements.

                       THE STANLEY WORKS AND SUBSIDIARIES
                          BUSINESS SEGMENT INFORMATION
                        (Unaudited, Millions of Dollars)



                             Third Quarter          Nine Months
                              2000    1999        2000       1999
                           -------  -------    ---------  ---------
INDUSTRY SEGMENTS
Net Sales
  Tools                     $ 530.6  $ 525.5    $ 1,621.8  $ 1,584.1
  Doors                       153.8    166.5        460.8      477.1
                            -------  -------    ---------  ---------
  Consolidated              $ 684.4  $ 692.0    $ 2,082.6  $ 2,061.2
                            =======  =======    =========  =========

Operating Profit
  Tools                     $  68.7  $  67.3    $   219.2  $   207.9
  Doors                        14.1     10.9         36.7       32.6
                            -------  -------    ---------  ---------
                               82.8     78.2        255.9      240.5
  Restructuring-related
    transition and other
    non-recurring costs           -        -            -      (54.9)
  Interest-net                 (7.2)    (7.0)       (20.9)     (21.9)
  Other-net                    (1.8)     6.2        (11.5)      (0.8)
                            -------  -------    ---------  ----------
  Earnings Before
      Income Taxes          $  73.8  $  77.4    $   223.5  $   162.9
                            =======  =======    =========  ==========

GEOGRAPHIC NET SALES
  United States             $ 497.6  $ 496.4    $ 1,505.8  $ 1,466.5
  Other Americas               51.7     51.3        154.8      150.5
  Europe                      108.1    119.0        345.1      372.7
  Asia                         27.0     25.3         76.9       71.5
                            -------  -------    ---------  ----------
  Consolidated              $ 684.4  $ 692.0    $ 2,082.6  $ 2,061.2
                            =======  =======    =========  ==========










See notes to consolidated financial statements.

                       THE STANLEY WORKS AND SUBSIDIARIES
        NOTES TO (Unaudited) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


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

NOTE B - Earnings Per Share Computation

The following table reconciles the weighted average shares outstanding used to calculate basic and diluted earnings per share.

                                 Third Quarter              Nine Months
                               2000         1999         2000         1999
                            ----------   ----------    ----------   ----------
Net earnings -
  basic and diluted             $ 48.7       $ 50.3        $147.5       $105.9

                            ==========   ==========    ==========   ==========
Basic earnings per share -
  weighted average shares   86,531,911   89,686,916    87,721,165   89,531,833

Dilutive effect of
  employee stock options       145,386      262,205       205,838      273,108

                            ----------   ----------   -----------   ----------
Diluted earnings per share -
  weighted average shares   86,677,297   89,949,121    87,927,003   89,804,941
                            ==========   ==========   ===========   ==========


NOTE C - Inventories

The components of inventories at the end of the third quarter of 2000 and at year-end 1999, in millions of dollars, are as follows:

                        September 30           January 1
                                2000                2000
                              ------              ------
Finished products            $ 278.8             $ 269.0
Work in process                 51.4                48.3
Raw materials                   58.4                63.9
                              ------              ------
                             $ 388.6             $ 381.2
                              ======              ======


NOTE D - Cash Flow Information

Interest paid during the third quarters of 2000 and 1999 amounted to $7.9 million and $7.1 million, respectively. Interest paid for the nine months of 2000 and 1999 amounted to $29.3 million and $24.5 million, respectively.

Income taxes paid during the third quarter of 2000 were $5.7 million. Income taxes refunded net of payments made for the third quarter of 1999 were $4.7 million. Income taxes paid (net of refund received in 1999) for the nine months of 2000 and 1999 were $50.3 million and $16.3 million, respectively.


NOTE E - Royalty Revenues

The company enters into arrangements licensing its brand name on specifically approved products. The licensee pays the company royalties as products are sold, subject to annual minimum guaranteed amounts. For those arrangements where the company has continuing involvement with the licensee, royalty revenues are recognized over the term of the agreement. For certain agreements, where the company has no further continuing involvement with the licensee, the company recognizes the guaranteed minimum royalties at the time the arrangement becomes effective and all applicable products have been approved.


NOTE F - Other-net

Other income in the third quarter of 1999 included non-recurring currency related gains of $9.2 million, $0.6 per share, comprised of a gain of $11.4 million realized upon the termination of a cross-currency financial instrument partially offset by other currency related items of $2.2 million.


NOTE G - Recent Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138 establishes standards for recognition and measurement of derivatives and hedging activities. The adoption of the statement is required for the company in the first quarter of fiscal year 2001. The company does not believe the SFAS will have a material financial statement impact.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Net sales were $684 million, a decrease of 1% from $692 million in the same quarter last year. The decrease was driven by a 2% reduction from the effect of foreign currency translation and a 1% reduction in sales from unfavorable pricing pressures. The reduction in sales from foreign currency translation was primarily due to weaker European currencies during the quarter. Net sales were $2,083 million for the first nine months of 2000, a 1% increase over the same period last year. The increase was caused by an overall unit volume increase of 3% which was offset partially by a 1% reduction in sales from the effect of foreign currency translation and a 1% reduction in sales from unfavorable pricing pressures.

Financial results for the first six months of 1999 included transition expenses related to the company's restructuring initiatives. These costs were classified as period operating expenses within cost of sales or selling, general and administrative expense. They included the costs of moving production equipment, operating duplicate facilities while transferring production or distribution, consulting costs incurred in planning and implementing changes, and other types of costs that have been incurred to facilitate restructuring. Management judgment was used to determine which costs should be classified as transition costs based on whether the costs were unusual in nature, were incurred only because of restructuring initiatives and were expected to cease when the transition activities ended. In addition, the company incurred costs to remediate its computer and related systems so that these systems would function properly with regard to date issues related to Y2K. Because the presence of restructuring charges, restructuring-related transition costs and non-recurring Y2K remediation costs obscured the underlying trends within the company's business, the company also provided information on its results for the first nine months of 1999 excluding these identifiable costs. These pro forma or "core" results were the basis of business segment information. The narrative regarding results of operations has also been expanded to provide information as to the effects of these items on each financial statement category. Effective in the third quarter 1999, these costs were no longer disclosed separately as they were significantly lower than amounts previously incurred.

The company reported gross profit of $245 million, or 35.8% of net sales in the third quarter compared to 35.4% of net sales 1999. This increase was attributed to productivity improvements from a variety of programs which were partially offset by continued commodity cost increases and pricing pressures. The company reported gross profit of $758 million, or 36.4% of net sales for the first nine months of 2000 compared to 34.3% of net sales in 1999. Included in the cost of sales in 1999 for the nine month period were $20 million of restructuring-related transition costs, primarily for plant rationalization activities. Core gross profits were 35.3% of net sales during that nine month period. This improvement in gross profits is attributable to a combination of improved cost controls in operations, the benefits of the company's 1997 restructuring, higher unit volumes and continued progress on purchased material costs despite inflationary pressures.

Selling, general and administrative expenses were $162 million, or 23.7% of net sales, in the third quarter of 2000, as compared with $167 million, or 24.1% of net sales in the third quarter of 1999. The decrease of $5 million in 2000 from the 1999 selling, general and administrative expenses is primarily the result of decreased information management infrastructure costs and reducing distribution and administration costs. These decreases were partially offset by higher compensation costs for the MacDirect program and increased sales and marketing expenses in certain channels.

Selling, general and administrative expenses were $502 million, or 24.1% of net sales, in the nine month period of 2000, as compared with $522 million, or 25.3% of net sales for the same period in 1999. Restructuring-related transition and other non-recurring costs were $35 million in 1999. These expenses resulted from spending on system conversions for the Y2K remediation project and certain consulting costs incurred for structural reorganization and administrative efficiency solutions. On a core basis, selling, general and administrative expenses were $487 million in 1999. The $15 million increase in 2000 compared with core selling, general and administrative expenses in 1999 is primarily the result of higher compensation costs for the MacDirect program and increased sales and marketing expenses in certain channels.

Net interest expense for the third quarter and first nine months of 2000 were relatively flat to the comparable periods in 1999.

Other-net of $2 million expense in the third quarter of 2000 and $12 million expense for the nine month period of 2000 compared to income of $6 million and expense of $1 million, respectively, for the same periods in 1999. The reduction in the 1999 expense is primarily attributed to a gain realized during the third quarter of 1999 upon the termination of a cross-currency financial instrument.

The company's income tax rate was 34% in the third quarter and for the first nine months of 2000. In the comparable 1999 periods, the company's income tax rate was 35%. This income tax rate decrease reflects the continued effect of changes implemented which benefit the company's tax structure.

Net earnings for the third quarter were $49 million, or $.56 per diluted share, compared with the prior year's net income of $50 million, or $.56 per diluted share.

Net earnings for the first nine months of 2000 were $148 million, or $1.68 per diluted share, compared with net income of $106 million, or $1.18 per diluted share in the prior year. Net earnings on a core basis, would have been $142 million, or $1.58 per diluted share in the first nine months of 1999.

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

As reflected in the table, "Business Segment Information", Tools sales in the third quarter of 2000 increased to $531 million, or 1% over the third quarter of 1999. Tools sales for the nine month period of 2000 increased 2% compared to the same period of 1999. The Tools segment core operating profit was 12.9% of net sales for the third quarter and 13.5% for the first nine months of 2000, compared with 12.8% and 13.1% of net sales, respectively, in the same periods last year. These improvements are attributable to improved cost controls in operations, the benefits of the company's restructuring initiatives, and higher unit volumes.

Doors segment sales decreased to $154 million, 8% below 1999's third quarter, due to unit volume decreases in the U.S. hardware, residential entry doors and home decor products. These decreases are primarily the result of lower market demand from the Company's large retail and OEM customers. The Doors segment core operating profit increased to 9.2% of net sales in the third quarter and 8.0% for the first six months of 2000, compared with 6.5% and 6.8% of net sales, respectively, in the same periods last year. The improvements in operating margins are due to productivity gains.

Restructuring
Restructuring reserves as of the beginning of 2000 were $58 million. These reserves consisted of $42 million related to severance, $10 million related to asset write-downs, and $6 million related to other exit costs. In the first nine months of 2000, severance of $20 million, asset write-downs of $7 million, and payments for other exit costs of $1 million reduced these reserves to $30 million.

FINANCIAL CONDITION
Liquidity and Sources of Capital
In the third quarter of 2000, the company generated operating cash flow of $73 million. Accounts receivable increased $26 million during the third quarter of 2000, which is comparable to the prior year increase, as a result of normal seasonal monthly sales patterns. Inventories decreased $5 million during the third quarter of 2000, as production rates were successfully rebalanced in consideration of lower demand.

In the third quarter of 2000, the company repurchased approximately 1 million of its common shares. Cash flow from operations was utilized to fund these repurchases. For the first nine months of 2000, the company has repurchased approximately 4.3 million of it common shares. Short-term borrowings were utilized to fund the repurchases prior to the third quarter along with working capital needs driven by the accounts receivable and inventory increases since the beginning of the year.

On October 18, 2000, the Company entered into an unsecured extendible commercial notes facility with a maximum authorized amount of $50 million at any time outstanding. Under this facility, notes will be issued by the Company from time to time in a series of transactions exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The legal final maturity date for any such note issued by the Company is the 390th day following the date of issuance; however, the Company may, in its sole discretion, optionally redeem any such note on any day established by the Company at issuance that is not more than 90 days following the date of issuance of such note. This facility was entered into by the Company to provide an additional source of liquidity for general corporate purposes.

PART II OTHER INFORMATION

Item 2. - Changes in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities

(1) During the third fiscal quarter of 2000, 3,412 shares of the Company's common stock shares were issued to certain participants under the Company's German Savings Related Share Plan (the "Savings Plan"). Under the Savings Plan, shares are issued to employees who elect at the end of the five year savings period or upon termination of employment to receive the accumulated savings in the form of shares of the Company's stock rather than cash.

         (a)Participation in the Savings Plan is offered to all employees of the Company's subsidiaries in Germany.

         (b)The total dollar value of the shares issued during the quarter was $54,194.16.

        Under the Savings Plan:

        3,412 shares were issued at $15.8834 per share with an aggregate value of $54,194.16.(a)(a)

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

Item 6. - Exhibits and Reports on Form 8-K

(a) Exhibits

         (1) See Exhibit Index on page 14.

(b) Reports on Form 8-K.

         (1)    Company filed a Current Report on Form 8-K, dated July
                11, 2000, which announced the election of John G. Breen and John D. Opie to the Company's Board of Directors.

         (2) Company filed a Current Report on Form 8-K, dated July 13, 2000, announcing the resignation of William Y. O'Connor from the Company's Board of Directors.

         (3) Company filed a Current Report on Form 8-K, dated July 19, 2000, in respect of the Company's press release announcing second quarter results.

         (4)    Company filed a Current Report on Form 8-K, dated September
                29, 2000, announcing the resignation of Stef G.H. Kranendijk, President, Stanley Europe; the election of Bruce H. Beatt by the Company's Board of Directors as VP, General Counsel and Secretary as of October 9, 2000; and the Company's executive officers, as defined under Section 16 of the Act, as of October 9, 2000.

                             Signature






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                    THE STANLEY WORKS




Date: November 14, 2000             By:  /s/ James M. Loree
                                         ------------------
                                         James M. Loree
                                         Vice President, Finance and
                                         Chief Financial Officer

EXHIBIT INDEX




EXHIBIT LIST

(3)    By-Laws

(10) Amended and Restated Credit Agreement, dated October 21, 1998, as amended and restated as of October 18, 2000, among The Stanley Works, each lender that is a signatory thereto and Citibank, N.A.

(12)   Computation of Ratio of Earnings to Fixed Charges

(27)   Financial Data Schedule

                                                                    Exhibit 12


                       THE STANLEY WORKS AND SUBSIDIARIES
                    COMPUTATION OF EARNINGS TO FIXED CHARGES
                            (In Millions of Dollars)

                                         THIRD QUARTER       NINE MONTHS
                                          2000   1999        2000 1999
                                         ------ ------      ------ ------
Earnings before income taxes             $73.8  $77.4       $223.5 $162.9

Add:
  Interest expense                         9.5    8.2         26.3   25.5
  Portion of rents representative of
     interest factor                       3.5    3.8         10.7   11.3
  Amortization of expense on long-
     term debt                             0.1    0.1          0.2    0.2
                                         ------ ------       ------ ------
Income as adjusted                       $86.9  $89.5        $260.7 $199.9
                                         ====== ======       ====== ======
Fixed charges:
  Interest expense                        $9.5   $8.2         $26.3  $25.5
  Portion of rents representative of
     interest factor                       3.5    3.8          10.7   11.3
  Amortization of expense on long-
     term debt                              -     0.1           0.2    0.2
                                         ------ ------        ------ ------
Fixed charges                            $13.1  $12.1         $37.2   $37.0
                                         ====== ======        ====== ======

Ratio of earnings to fixed charges         6.63   7.40         7.01    5.40
                                         ====== ======        ====== ======