Form 10-K405
period 2000-12-30
STANLEY WORKS
filed 2001-03-30
CIK 93556

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                  ANNUAL REPORT

(Mark One)

  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2000

_____________ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________

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

                   Yes  X                  No
                      -----                  ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x].

The aggregate market value of Common Stock, par value $2.50 per share, held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on February 16, 2001 was approximately $2.1 billion. As of February 16, 2001, there were 85,665,115 shares of Common Stock, par value $2.50 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareowners for the year ended December 30, 2000 are incorporated by reference into Parts I and II. Portions of the definitive Proxy Statement dated March 20, 2001, filed with the Commission pursuant to Regulation 14A, are incorporated by reference into Part III.

                                    FORM 10-K

                                     Part I

     Item 1.   Business

     1(a) General Development of Business. (i) General. The Stanley Works ("Stanley" or the "company") was founded in 1843 by Frederick T. Stanley and incorporated in 1852. Stanley is a worldwide producer of tools and door products for professional, industrial and consumer use. Stanley(R)is a brand recognized around the world for quality and value.

     In 2000, Stanley had net sales of $2.749 billion and employed approximately 15,500 people worldwide. The company's principal executive office is located at 1000 Stanley Drive, New Britain, Connecticut 06053 and its telephone number is
(860) 225-5111.

(ii) Restructuring Activities. In 2000, the company completed the restructuring initiatives announced in 1997 and 1999 and will only be incurring certain run-off expenditures related thereto over the next few years. In 1999, the company completed an evaluation of the remaining reserves that were established in 1997 for restructuring initiatives and determined that certain projects would be cancelled in order to reapply company resources to higher payback areas. Accordingly, in the fourth quarter of 1999, the company reversed $62 million of reserves established for such actions. Net reserves of $18 million, $12 million for severance, $2 million for asset write-downs and $4 million for environmental remediation and other exit costs were remaining at the end of 1999 to be utilized for remaining costs associated with projects initiated, however, not completed. In 2000, severance of $10 million, asset write-downs of $2 million, and payments for other exit costs of $2 million reduced these reserves to $4 million by year-end.

In 1999, new projects were approved to achieve improved cost productivity. These new initiatives included facility closures and the related relocation of production, a reduction in force in administrative functions and the outsourcing of non-core activities as well as the related asset impairments. The company recorded restructuring charges related to these new initiatives of $40 million, of which $30 million related to severance, $8 million related to asset write-downs and $2 million related to environmental remediation and other exit costs. In 2000, severance of $19 million, asset write-downs of $5 million and payments for other exit costs of $1 million reduced these reserves to $15 million by year end.

To date the company has closed 54 facilities and reduced employment by approximately 6,200 people related to all restructuring initiatives.

     1(b) Financial Information About Segments. Financial information regarding the company's business segments is incorporated herein by reference from pages 32, 33 and 36 of the company's Annual Report to Shareowners for the year ended December 30, 2000.

     1(c) Narrative Description of Business. The company's operations are classified into two business segments: Tools and Doors.

     Tools. The Tools segment manufactures and markets carpenters, mechanics, pneumatic and hydraulic tools as well as tool sets. These products are distributed directly to retailers (including home centers, mass merchants and retail lumber yards) and end users as well as through third party distributors. Carpenters tools include hand tools such as measuring instruments, planes, hammers, knives and blades, screwdrivers, saws, garden tools, chisels, boring tools, masonry, tile and drywall tools, as well as electronic stud sensors, levels, alignment tools and elevation measuring systems. The company markets its carpenters tools under the Stanley(R), FatMax(tm), MaxGrip(tm), Powerlock(R), IntelliTools(R), Contractor Grade(tm), Dynagrip(R), AccuScape(tm) and Goldblatt(R) brands.

          Mechanics tools include consumer, industrial and professional mechanics hand tools, including wrenches, sockets, electronic diagnostic tools, tool boxes and high-density industrial storage and retrieval systems. Mechanics tools are marketed under the Stanley(R), Proto(R), Mac Tools(R), Husky(R), Jensen(R), Vidmar(R), ZAG(R) and Blackhawk(tm) brands.

          Pneumatic tools include BOSTITCH(R) fastening tools and fasteners (nails and staples) used for construction, remodeling, furniture making, pallet manufacturing and consumer use and pneumatic air tools marketed under the Stanley(R) brand (these are high performance, precision assembly tools, controllers and systems for tightening threaded fasteners used chiefly by vehicle manufacturers).

          Hydraulic tools include Stanley(R) hand-held hydraulic tools used by contractors, utilities, railroads and public works as well as LaBounty(R) mounted demolition hammers and compactors designed to work on skid steer loaders, mini-excavators, backhoes and large excavators.

     Doors. The Doors segment manufactures and markets commercial and residential doors, both automatic and manual, as well as closet doors and systems, home decor and door and consumer hardware. Products in the Doors segment include residential insulated steel, reinforced fiberglass and wood entrance door systems, vinyl patio doors, mirrored closet doors and closet organizing systems, automatic doors as well as related door hardware products ranging from hinges, hasps, bolts and latches to shelf brackets and lock sets. Door products are marketed under the Stanley(R), Magic-Door(R), Welcome Watch(R), Stanley-Acmetrack(tm), Monarch(tm) and Acme(R) brands and are sold directly to end users and retailers as well as through third party distributors.

     Competition. The company competes on the basis of its reputation for product quality, its well-known brands, its commitment to customer service and strong customer relationships, the breadth of its product lines and its emphasis on product innovation.

     The company encounters active competition in all of its businesses from both larger and smaller companies that offer the same or similar products and services or that produce different products appropriate for the same uses. The company has a large number of competitors; however, aside from a small number of competitors in the consumer hand tool and consumer hardware business, who produce a range of products somewhat comparable to the company's, the majority of its competitors compete only with respect to one or more individual products within a particular line. The company believes that it is the largest manufacturer of hand tools in the world featuring a broader line than any other toolmaker. The company also believes that it is the leader in the manufacture and sale of pneumatic fastening tools and related fasteners to the construction, furniture and pallet industries as well as the leading manufacturer of hand-held hydraulic tools used for heavy construction, railroads, utilities and public works. In the Doors segment, the company believes that it is a U.S. leader in the manufacture and sale of insulated steel residential entrance doors, commercial hardware products, mirrored closet doors and hardware for sliding, folding and pocket doors and the U.S. leader in the manufacture, sale and installation of power operated sliding doors.

     Customers. A substantial portion of the company's products are sold through home centers and mass merchant distribution channels in the U.S. In 2000, approximately 17% of the company's consolidated sales in the Tools and Doors segments collectively were to Home Depot. Because a consolidation of retailers in the home center and mass merchant distribution channel is occurring, these customers constitute a growing percent of the company's sales and are important to the company's operating results. While this consolidation and the domestic and international expansion of these large retailers provide the company with opportunities for growth, the increasing size and importance of individual customers creates a certain degree of exposure to potential volume loss. The loss of Home Depot as well as certain of the other larger home centers as customers would have a material adverse effect on each of the company's business segments until either such customers are replaced or the company makes the necessary adjustments to compensate for the loss of business.

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

     Backlog. At February 3, 2001, the company had $177 million in unfilled orders compared with approximately $167 million in unfilled orders at February 5, 2000. All these orders are reasonably expected to be filled within the current fiscal year. Most customers place orders for immediate shipment and as a result, the company produces primarily for inventory, rather than to fill specific orders.

     Patents and Trademarks. Neither business segment is dependent, to any significant degree, on patents, licenses, franchises or concessions and the loss of these patents, licenses, franchises or concessions would not have a material adverse effect on either business segment. The company owns numerous patents, none of which are material to the company's operations as a whole. These patents expire from time to time over the next 20 years. The company holds licenses, franchises and concessions, none of which individually or in the aggregate is material to the company's operations as a whole. These licenses, franchises and concessions vary in duration from one to 20 years.

     The company has numerous trademarks that are utilized in its businesses worldwide. The STANLEY(R) and STANLEY (in a notched rectangle)(R) trademarks are material to both business segments. These well-known trademarks enjoy a reputation for quality and value and are among the world's most trusted brand names. The company's tagline, "Make Something Great(tm)" is the centerpiece of the company's brand strategy for both segments. In the Tools segment, the Bostitch(R), Powerlock(R), Tape Rule Case Design (Powerlock)(R), LaBounty(R), MAC Tools(R), Proto(R), Jensen(R), Goldblatt(R) and Vidmar(R) trademarks are also material to the business.

     Environmental Regulations. The company is subject to various environmental laws and regulations in the U.S. and foreign countries where it has operations. Future laws and regulations are expected to be increasingly stringent and will likely increase the company's expenditures related to environmental matters.

     The company is a party to a number of proceedings before federal and state regulatory agencies relating to environmental remediation. Additionally, the company, along with many other parties, has been named as a potentially responsible party ("PRP") in a number of administrative or judicial proceedings for the remediation of various waste sites, including nine (9) active Superfund sites. Current laws potentially impose joint and severe liability upon each

PRP. In assessing its potential liability at these sites, the company has considered the following: the solvency of the other PRP's, whether responsibility is being disputed, the terms of existing agreements, experience at similar sites, and the fact that its volumetric contribution at these sites is relatively small.

     The company's policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of December 30, 2000, the company had reserves of approximately $15 million, primarily for remediation activities associated with company-owned properties as well as for Superfund sites.

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

     Power-generating Subsidiary. Under the General Statutes of Connecticut, the company is deemed to be a "holding company" that controls an electric company as a result of its being the sole shareholder of The Farmington River Power Company, a power-generating subsidiary of the company since 1916. Under such statute, no organization or person may take any action to acquire control of such a holding company without the prior approval of the Connecticut Department of Public Utility Control.

     Employees. At December 30, 2000, the company had approximately 15,500 employees, approximately 8,800 of whom were employed in the U.S. Of these 8,800 U.S. employees, approximately 14.8% are covered by collective bargaining agreements negotiated with 17 different local labor unions who are, in turn, affiliated with approximately 7 different international labor unions. The majority of the company's hourly-paid and weekly-paid employees outside the U.S. are not covered by collective bargaining agreements. The company's labor agreements in the U.S. expire in 2001, 2002, 2003, and 2004.

There have been no significant interruptions or curtailments of the company's operations in recent years due to labor disputes. The company believes that its relationship with its employees is good.

     Cautionary Statements. The statements contained in this annual report to shareowners regarding the company's ability (i) to become a Great Brand and deliver sustained, profitable growth (e.g., sales growth at twice the industry rate, earnings growth in the low- to mid- teens and dividend growth), (ii) to lower the overall cost structure to become more competitive, (iii) to obtain sales growth from the implementation of sales and marketing programs, and (iv) to drive working capital efficiency and continue to generate cash in order to, among other things, invest in business needs, make strategic acquisitions and to fund restructuring and other initiatives are forward looking and inherently subject to risk and uncertainty.

The company's ability to lower its overall cost structure is dependent on the success of various initiatives to improve manufacturing operations and to implement related cost control systems and to source from and manufacture a higher percentage of the company's products in low-cost countries. The success of these initiatives is dependent on the company's ability to increase the efficiency of its routine business processes, to develop and implement process control systems, to develop and execute comprehensive plans for facility consolidations, the availability of vendors to perform outsourced functions, the availability of lower cost raw material of suitable quality from foreign countries, the successful recruitment and training of new employees, the resolution of any labor issues related to closing facilities, the need to respond to significant changes in product demand while any facility consolidation is in process and other unforeseen events. In addition, the company's ability to leverage the benefits of gross margin improvements is dependent upon maintaining selling, general and administrative expense at 2000 levels. The company's ability to maintain the level of selling, general and administrative expenses is dependent upon various process improvement activities, the successful implementation of changes to the sales organization, the recruitment and retention of manufacturers sales representatives and the reduction of transaction costs.

The company's ability to achieve sales growth is dependent upon a number of factors, including: (i) the ability to recruit and retain a sales force comprised of employees and manufacturers reps, (ii) the success of the company's sales and marketing programs to increase retail sell through and stimulate demand for the company's products, (iii) the ability of the sales force to adapt to changes made in the sales organization and achieve adequate customer coverage, (iv) the ability of the company to fulfill demand for its products,
(v) the absence of pricing pressures from customers and competitors and the ability to defend market share in the face of price competition, (vi) the ability to improve the cost structure in order to fund new product and brand development and (vii) the acceptance of the company's new products in the marketplace as well as the ability to satisfy demand for these products.

The company's ability to drive working capital efficiency and continue to generate cash in order to, among other things, invest in business needs, make strategic acquisitions and to fund restructuring and other initiatives is dependent on all of the factors discussed above as well as the continued success of improvements in processes to manage inventory and receivable levels.

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

     1(d) Financial Information About Geographic Areas. Geographic area information on page 36 of the Annual Report to Shareowners for the year ended December 30, 2000 is incorporated herein by reference.

In addition, approximately 16.2% of the company's long-lived assets are related to its Israeli operations.

         Item 2. Properties.

         As of December 30, 2000, company and its subsidiaries owned or leased facilities for manufacturing, distribution and sales offices in 28 states and 33 foreign countries. The company believes that its facilities are suitable and adequate for its business.

         A summary of material locations (over 50,000 square feet) that are owned by the company and its subsidiaries are:

         Tools.

         Phoenix, Arizona; Visalia, California; Clinton and New Britain, Connecticut; Shelbyville, Indiana; Two Harbors, Minnesota; Hamlet and Sanford, North Carolina; Columbus, Georgetown and Sabina, Ohio; Allentown, Pennsylvania; East Greenwich, Rhode Island; Cheraw, South Carolina; Shelbyville, Tennessee; Dallas and Wichita Falls, Texas; Pittsfield and Shaftsbury, Vermont; Richmond, Virginia; Smiths Falls, Canada; Pecky, Czech Republic; Hellaby, Northampton, Worsley and Sheffield, England; Besancon Cedex, France; Wieseth, Germany; Chihuahua and Puebla, Mexico; Wroclaw, Poland; Taichung Hsien, Taiwan; and Amphur Bangpakong, Thailand.

         Doors.

         Chatsworth, California; Farmington and New Britain, Connecticut; Richmond, Virginia; Brampton, Canada; Sheffield, England; Marquette, France and Zhongshan City, Peoples Republic of China.

         A summary of material locations (over 50,000 square feet) that are leased by the company and its subsidiaries are:

         Tools.

         New Britain, Connecticut; Miami, Florida; Covington, Georgia; Kannapolis, North Carolina; Cleveland and Columbus, Ohio; Milwaukie, Oregon; Carrollton, Texas; Burlington and Smiths Falls, Canada; and Ecclesfield, Worsley and Northampton, England; Biassono, Italy; Heidelberg West, Australia and Izraelim, Israel.

         Doors.

         San Dimas, California; Tupelo, Mississippi; Charlotte, North Carolina; Winchester, Virginia; and Langley and Oakville, Canada.

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

         On November 23, 1999, the company voluntarily reported potential violations of the East Greenwich, Rhode Island facility's air emissions permit to the Rhode Island Department of Environmental Management ("RIDEM") pursuant to the Rhode Island Environmental Compliance Incentive Act (the "Act"). In the past, the facility by-passed air emissions control equipment when such equipment periodically malfunctioned. This practice may constitute a violation of the facility's air permit. Subsequent to the disclosure to RIDEM on November 23, 1999, the company retained an outside environmental consulting firm to conduct a voluntary multi-media compliance audit of the facility. The auditor discovered certain additional potential violations of environmental laws, which the company voluntarily reported to RIDEM and the United States Environmental Protection Agency (the "U.S. EPA") under the Act and the U.S. EPA's self-policing policy. The company expects to pay a penalty of less than $300,000 in respect of the foregoing violations.

         Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the fourth quarter of the company's last fiscal year to a vote of security holders.

     Executive Officers. The following is a list of the executive officers of the company as of December 30, 2000:

Name, Age
(as of 12/30/00)                                                      Elected
Birth date         Office                                            to Office
J.M. Trani (55)    Chairman and Chief Executive Officer.              12/31/96
    (3/15/45)      Joined Stanley December 31, 1996;
                   1986 President and Chief Executive
                   Officer of GE Medical Systems.

B.H. Beatt (48)    Vice President, General Counsel and                10/13/00
    (07/24/52)     Secretary.  Joined Stanley
                   October 2000; 1991 Vice President,
                   General Counsel and Secretary,
                   Dexter Corporation.

W.D. Hill (51)     Vice President, Engineering.  Joined                9/17/97
    (9/18/49)      Stanley August 1997; 1996 Director
                   Product Management-Tool Group, Danaher
                   Tool; 1994 Vice President, Product
                   Development Global Accessories, The
                   Black & Decker Corporation; 1992 Vice
                   President Product Development-N.A.
                   Power Tools, The Black & Decker
                   Corporation.

K.O. Lewis (47)    Vice President, Marketing and Brand                 11/3/97
    (5/28/53)      Management.  Joined Stanley
                   November 1997; 1996 Executive Vice
                   President Strategic Alliances,
                   Marvel Entertainment Group; 1986
                   Director Participant Marketing,
                   Walt Disney Attractions.

J.M. Loree (42)    Vice President, Finance and Chief                   7/14/99
     (6/14/58)     Financial Officer.  Joined Stanley
                   July 1999; 1997 Vice President,
                   Finance & Strategic Planning, GE
                   Capital Auto Financial Services;
                   1995 President & Chief Executive
                   Officer, GE Capital Modular Space;
                   1993 Vice President, Corporate
                   Sourcing and Business Services, GE
                   Capital Corporation.

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


                   General Electric company; 1989
                   Consultant-Union Relations,
                   General Electric company.

D.R. McIlnay (50)  President, Consumer Sales Americas.                 9/29/99
     (6/11/50)     Joined Stanley October 1999; 1997
                   President & Chief Executive Officer,
                   The Gibson-Homans company; 1993
                   President, Levolor Home Fashions,
                   a Newell company.

R.L. Newcomb (57)  Vice President-Operations.  Joined                  5/19/99
     (8/1/43)      Stanley June 1999; May 1998
                   Consultant, Huffy Corporation;
                   January 1998 Vice President
                   Operations Kaiser Aluminum
                   Engineered Products; 1996 Vice
                   President Manufacturing, Sunbeam
                   Corporation; 1994 Vice President
                   Operations, Black & Decker Worldwide
                   Household Products.

P.W. Russo (47)    Vice President, Strategy and                        9/18/95
    (5/23/53)      Development. Joined Stanley in
                   1995; 1991 Co-Chairman and
                   Co-Chief Executive Officer, SV
                   Corp. (formerly Smith Valve Corp.);
                   1988 Co-founder and Managing
                   Director, Cornerstone Partners
                   Limited.

Executive officers serve at the pleasure of the Board of Directors. Unless otherwise indicated, each officer has had the same position with the company for five years.


                                     Part II

         Item 5. Market for the company's Common Stock and Related Stockholder Matters. The company incorporates by reference the line item "Shareowners of record at end of year" from pages 26 and 27 and the material captioned "Investor and Shareowner Information" on page 53 of its Annual Report to Shareowners for the year ended December 30, 2000.

         Item 6. Selected Financial Data. The company incorporates by reference pages 26 and 27 of its Annual Report to Shareowners for the year ended December 30, 2000.

         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The company incorporates by reference pages 30 through 35 of its Annual Report to Shareowners for the year ended December 30, 2000.

         Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The company incorporates by reference the material captioned "Market Risk" on page 34 and Footnote I on page 44 of its Annual Report to Shareowners for the year ended December 30, 2000.

         Item 8. Financial Statements and Supplementary Data. The consolidated financial statements and report of independent auditors included on pages 37 to 51 and page 29, respectively, of the Annual Report to Shareowners for the year ended December 30, 2000 are incorporated herein by reference.

         Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.


                                    Part III

         Item 10. Directors and Executive Officers of the Company. Information regarding the company's Executive Officers appears in the "Executive Officers" section at the end of Part I of this report. In addition, the company incorporates by reference pages 1 through 5 of its definitive Proxy Statement, dated March 20, 2001.

         Item 11. Executive Compensation. The company incorporates by reference the paragraph "Board Information-Compensation" on pages 4 and 5 and the material captioned "Executive Compensation" on pages 7 through 15 of its definitive Proxy Statement, dated March 20, 2001.

         Item 12. Security Ownership of Certain Beneficial Owners and Management. The company incorporates by reference the material captioned "Security Ownership" on pages 5 and 6 of its definitive Proxy Statement, dated March 20, 2001.

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

         3. Exhibits

See Exhibit Index on page E-1.

         14(b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report:


        Date of Report             Items Reported

       October 18, 2000            Press Release dated October 18, 2000
                                   announcing third quarter earnings and fourth quarter dividend.


      14(c)  See Exhibit Index on page E-1.

      14(d) The response to this portion of Item 14 is submitted as a separate section of this report (see page F-1).

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  THE STANLEY WORKS



                                             By /s/ John M. Trani
                                                ---------------------------
                                                John M. Trani, Chairman
                                                and Chief Executive Officer
March 30, 2001


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities indicated.

      /s/ John M. Trani                       /s/ James M. Loree
----------------------------------    -----------------------------------------
John M. Trani, Chairman, Chief        James M. Loree, Vice President,
Executive Officer and Director        Finance and Chief Financial
                                      Officer

      /s/ Donald Allan                                   *
----------------------------------    -----------------------------------------
Donald Allan, Corporate Controller    John G. Breen, Director

               *
----------------------------------    -----------------------------------------
Stillman B. Brown, Director           Mannie L. Jackson, Director

                                                         *
----------------------------------    -----------------------------------------
James G. Kaiser, Director             Eileen S. Kraus, Director

               *                                         *
----------------------------------    -----------------------------------------
John D. Opie, Director                Hugo E. Uyterhoeven, Director

               *
----------------------------------
Kathryn D. Wriston, Director




*By:   /s/ Bruce H. Beatt
       ---------------------
       Bruce H. Beatt
       (As Attorney-in-Fact)

FORM 10-K--ITEM 14(a) (1) and (2)

THE STANLEY WORKS AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

    The following consolidated financial statements and report of independent auditors of The Stanley Works and subsidiaries, included in the Annual Report of the company to its Shareowners for the fiscal year ended December 30, 2000, are incorporated by reference in Item 8:

    Report of Independent Auditors

    Consolidated Statements of Operations--fiscal years ended December 30, 2000, January 1, 2000, and January 2, 1999.

    Consolidated Balance Sheets--December 30, 2000, January 1, 2000, and January 2, 1999.

    Consolidated Statements of Cash Flows--fiscal years ended December 30, 2000, January 1, 2000, and January 2, 1999.

    Consolidated Statements of Changes in Shareowners' Equity-- fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999.

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

CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual Report (Form 10-K) of The Stanley Works of our report dated January 24, 2001.

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

We also consent to the incorporation by reference in the following registration statements of our report dated January 24, 2001 with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the consolidated financial statement schedule included in this Annual Report (Form 10-K) of The Stanley Works.

        Registration Statement (Form S-8 No. 2-93025)
        Registration Statement (Form S-8 No. 2-96778)
        Registration Statement (Form S-8 No. 2-97283)
        Registration Statement (Form S-8 No. 33-16669)
        Registration Statement (Form S-3 No. 33-12853)
        Registration Statement (Form S-3 No. 33-19930)
        Registration Statement (Form S-8 No. 33-39553)
        Registration Statement (Form S-8 No. 33-41612)
        Registration Statement (Form S-3 No. 33-46212)
        Registration Statement (Form S-3 No. 33-47889)
        Registration Statement (Form S-8 No. 33-55663)
        Registration Statement (Form S-8 No. 33-62565)
        Registration Statement (Form S-8 No. 33-62567)
        Registration Statement (Form S-8 No. 33-62575)
        Registration Statement (Form S-8 No. 333-42346)
        Registration Statement (Form S-8 No. 333-42582)


                                              ERNST & YOUNG LLP

Hartford, Connecticut
March 26, 2001

CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the following registration statements pertaining to The Stanley Works Account Value Plan of our report dated March 14, 2001, with respect to the financial statements and schedules of The Stanley Works Account Value Plan for the year ended December 31, 2000 included as Exhibit 99(i) to this Annual Report (Form 10-K) for the fiscal year ended December 30, 2000.

        Registration Statement (Form S-8 No. 2-97283)
        Registration Statement (Form S-8 No. 33-41612)
        Registration Statement (Form S-8 No. 33-55663)



                                                               ERNST & YOUNG LLP


Hartford, Connecticut
March 26, 2001


                                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                           THE STANLEY WORKS AND SUBSIDIARIES
                        Fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999
                                                (In Millions of Dollars)

-----------------------------------------------------------------------------------------------------------------
            COL. A                                 COL. B                            COL. C
-----------------------------------------------------------------------------------------------------------------
                                                                                     ADDITIONS
                                                                    ---------------------------------------------
                                                                          (1)                      (2)
         Description                         Balance at Beginning    Charged to Costs       Charged to Other
                                                   of Period           and Expenses         Accounts-Describe

-----------------------------------------------------------------------------------------------------------------
Fiscal year ended December 30, 2000
    Reserves and allowances deducted from
       asset accounts:
          Allowance for doubtful accounts:
              Current                                 $43.4              $24.3                     $2.2  (B)

              Noncurrent                                0.7                  -                     (0.1) (B)


Fiscal year ended January 1, 2000
    Reserves and allowances deducted from
       asset accounts:
          Allowance for doubtful accounts:
              Current                                 $26.7              $31.3                     $3.1 (B)


              Noncurrent
                                                        0.6                  -                      0.1 (B)


Fiscal year ended January 2, 1999
    Reserves and allowances deducted from
       asset accounts:
          Allowance for doubtful accounts:
              Current                                 $19.8              $16.1                     $0.8 (B)


              Noncurrent                                0.7                  -                        -



Notes: (A)  Represents doubtful accounts charged off, less recoveries of accounts previously charged off.
       (B) Represents net transfers to/from other accounts, foreign currency translation adjustments and acquisitions/divestitures.







---------------------------------------------
      COL. D                  COL. E
---------------------------------------------



Deductions-Describe      Balance at End
                            of Period

---------------------------------------------




     $28.0 (A)                 $41.9

       0.0                       0.6






     $17.7 (A)                 $43.4


       -                         0.7






     $10.0 (A)                 $26.7


       0.1 (A)                   0.6

                                  EXHIBIT LIST


(3) (i) Restated Certificate of Incorporation (incorporated by reference to
Exhibit 3(i) to the Annual Report on Form 10-K for the year ended January 2,
1999)

    (ii) By-laws (incorporated by reference to Exhibit 3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)

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

    (iii) Rights Agreement, dated January 31, 1996 (incorporated by reference to Exhibit (4)(i) to Current Report on Form 8-K dated January 31, 1996)

    (iv)(a) Amended and Restated Facility A (364 Day) Credit Agreement, dated as of October 23, 1996, with the banks named therein and Citibank, N.A. as agent (incorporated by reference to Exhibit 4(iv) to the Annual Report on Form 10-K for the year ended December 28, 1996)

        (b) Credit Agreement, dated as of October 21, 1998, among the Company, the Lenders named therein and Citibank, N.A. as agent (incorporated by reference to Exhibit 4(iv)(c) to the Quarterly Report on Form 10-Q for the quarter ended October 3, 1998)

         (c) Credit Agreement, dated as of October 21, 1998, as amended and restated as of October 20, 1999, among the Company, each lender that is a signatory thereto and Citibank, N.A. as Agent for the Lenders (incorporated by reference to Exhibit 4(i) to the Quarterly Report on Form 10-Q for the quarter ended October 2, 1999)

         (d) Credit Agreement, dated as of October 21, 1998, as amended and restated as of October 18, 2000, among the Company, each lender that is a signatory thereto and Citibank, N.A. as Agent for the Lenders (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)

    (v) Amended and Restated Facility B (Five Year) Credit Agreement, dated as of October 23, 1996, with the banks named therein and Citibank, N.A. as agent (incorporated by reference to Exhibit 4(v) to the Annual Report on Form 10-K for the year ended December 28, 1996)

(10)(i) Executive Agreements (incorporated by reference to Exhibit 10(i) to the Annual Report on Form 10-K for the year ended January 3, 1987)*

    (ii) Deferred Compensation Plan for Non-Employee Directors as amended December 11, 2000*

    (iii) 1988 Long-Term Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(iii) to the Annual Report on Form 10-K for the year ended January 3, 1998)*

    (iv) Management Incentive Compensation Plan effective January 4, 1998 (incorporated by reference to Exhibit 10(iii) to the Quarterly Report on Form 10-Q for the quarter ended July 4, 1998)*

    (v) Deferred Compensation Plan for Participants in Stanley's Management Incentive Plan effective January 1, 1996 (incorporated by reference to Exhibit 10(v) to the Annual Report on Form 10-K for the year ended December 30, 1995)*




     * Management contract or compensation plan or arrangement

     (vi) Supplemental Retirement and Account Value Plan for Salaried Employees of The Stanley Works effective as of January 1, 2000 (incorporated by reference to Exhibit 10(vi) of the Annual Report on Form 10-K for the year ended January 1, 2000)*

     (vii) Note Purchase Agreement, dated as of June 30, 1998, between the Stanley Account Value Plan Trust, acting by and through Citibank, N.A. as trustee under the trust agreement for the Stanley Account Value Plan, for $41,050,763 aggregate principal amount of 6.07% Senior ESOP Guaranteed Notes Due December 31, 2009 (incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10-Q for the quarter ended July 4, 1998)

     (viii) New 1991 Loan Agreement, dated June 30, 1998, between The Stanley Works, as lender, and Citibank, N.A. as trustee under the trust agreement for the Stanley Account Value Plan, to refinance the 1991 Salaried Employee ESOP Loan and the 1991 Hourly ESOP Loan and their related promissory notes (incorporated by reference to Exhibit 10(ii) to the Quarterly Report on Form 10-Q for the quarter ended July 4, 1998)

(ix) (a)Supplemental Executive Retirement Program effective May 20, 1997 (incorporated by reference to Exhibit 10(xi)(a) to the Annual Report on Form 10-K for the year ended January 3, 1998)*

     (b) Amendment to John M. Trani's supplemental Executive Retirement Program, dated September 17, 1997 (incorporated by reference to Exhibit 10(ix)(b) to the Annual Report on Form 10-K for the year ended January 3, 1998)*

(x) (a) The Stanley Works Non-Employee Directors' Benefit Trust Agreement dated December 27, 1989 and amended as of January 1, 1991 by and between The Stanley Works and Fleet National Bank, as successor trustee (incorporated by reference to Exhibit (10)(xvii)(a) to the Annual Report on Form 10-K for year ended December 29, 1990)

     (b) Stanley Works Employees' Benefit Trust Agreement dated December 27, 1989 and amended as of January 1, 1991 by and between The Stanley Works and Fleet National Bank, as successor trustee (incorporated by reference to Exhibit
(10)(xvii)(b) to the Annual Report on Form 10-K for year ended December 29,
1990)




* Management contract or compensation plan or arrangement

     (xi) Restated and Amended 1990 Stock Option Plan (incorporated by reference to Exhibit 10(xiii) to the Annual Report on Form 10-K for the year ended December 28, 1996)

     (xii) Master Leasing Agreement, dated September 1, 1992 between BLC Corporation and The Stanley Works (incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10-Q for the quarter ended September 26, 1992)

     (xiii) The Stanley Works Stock Option Plan for Non-Employee Directors, as amended December 18, 1996 (incorporated by reference to Exhibit 10(xvii) to the Annual Report on Form 10-K for the year ended January 3, 1998)

     (xiv) Employment Agreement effective December 27, 1996 between The Stanley Works and John M. Trani (incorporated by reference to Exhibit 10(i) to Current Report on Form 8-K dated January 2, 1997)*

     (xv) Letter Agreement, dated April 30, 1996 between The Stanley Works and Paul W. Russo (incorporated by reference to Exhibit 10(xx) to the Annual Report on Form 10-K for the year ended January 3, 1998)*

     (xvi) 1997 Long-Term Incentive Plan (incorporated by reference to Exhibit
99.2 to Registration Statement No. 333-42582 filed July 28, 2000)*

     (xvii) Agreement, dated November 16, 1998 between The Stanley Works and John A. Cosentino, Jr. (incorporated by reference to Exhibit (xviii) to the Annual Report on Form 10-K for the year ended January 2, 1999)*

     (xviii) Agreement, dated May 7, 1999 between The Stanley Works and Ron Newcomb (incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1999)*

     (xix) Agreement, dated June 9, 1999 between The Stanley Works and James Loree (incorporated by reference to Exhibit 10(ii) to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1999)*

     (xx) Engagement Letter, dated August 26, 1999 between The Stanley Works and Donald R. McIlnay (incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10-Q for the quarter ended October 2, 1999)*


* Management contract or compensation plan or arrangement

     (xxi) Agreement, dated November 16, 1998 between The Stanley Works and John Turner (incorporated by reference to Exhibit 10 (xxii) of the Annual Report on Form 10-K for the year ended January 1, 2000)*

     (xxii) Agreement, dated September 12, 2000 between The Stanley Works and Bruce H. Beatt*

     (xxiii) Agreement, dated October 6, 2000 between Stanley Works Inc., Stanley Europe BVBA, Stanley Atlantic Inc. and Mr. Stef G.H. Kranendijk*

(11) Statement re computation of per share earnings (the information required to be presented in this exhibit appears in footnote J to the Company's Consolidated Financial Statements set forth in the Annual Report to Shareowners for the year ended December 30, 2000)

(12) Statement re computation of ratio of earnings to fixed charges

(13) Annual Report to Shareowners for the year ended December 30, 2000

(21) Subsidiaries of Registrant

(23) Consents of Independent Auditors (at pages F-2 and F-3)

(24) Power of Attorney

(99) (i) Financial Statements and report of independent auditors for the year ended December 31, 2000, of The Stanley Works Account Value Plan

     (ii) Policy on Confidential Proxy Voting and Independent Tabulation and Inspection of Elections as adopted by The Board of Directors October 23, 1991 (incorporated by reference to Exhibit (28)(i) to the Quarterly Report on Form 10-Q for the quarter ended September 28, 1991)





* Management contract or compensation plan or arrangement