Form 10-Q
period 2001-03-31
STANLEY WORKS
filed 2001-05-15
CIK 93556

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549


                                 FORM 10-Q


      [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934
                For the quarterly period ended March 31, 2001.

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 85,368,097 shares of the company's Common Stock ($2.50 par value) were outstanding as of May 11, 2001.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  THE STANLEY WORKS AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED, MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

                             First Quarter
                             2001     2000
                           -------  -------
Net Sales                  $ 626.2  $ 695.4
Costs and Expenses
  Cost of sales              398.5    438.0
  Selling, general and
    administrative           153.5    171.9
  Interest - net               6.6      6.5
  Other - net                (21.1)     6.0
  Restructuring charge        18.3        -
                           -------  -------
                             555.8    622.4
                           -------  -------
Earnings before
    income taxes              70.4     73.0

Income Taxes                  23.8     24.8
                           -------  -------
Net Earnings               $  46.6  $  48.2
                           =======  =======
Net Earnings Per
    Share of Common Stock

     Basic                 $  0.54  $  0.54
                           =======  =======
     Diluted               $  0.54  $  0.54
                           =======  =======
Dividends per share        $  0.23  $  0.22
                           =======  =======
Average shares outstanding
    (in thousands)

     Basic                  85,897   88,936
                           =======  =======
     Diluted                87,113   89,158
                           =======  =======









See notes to consolidated financial statements.

                           THE STANLEY WORKS AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED, MILLIONS OF DOLLARS)

                                                        March 31  December 30
                                                            2001         2000
                                                        --------     --------
ASSETS
Current Assets
   Cash and cash equivalents                             $ 111.4    $   93.6
   Accounts and notes receivable                           530.0       531.9
   Inventories                                             417.6       398.1
   Other current assets                                     78.1        70.7
                                                        --------     --------
Total Current Assets                                     1,137.1      1,094.3

Property, plant and equipment                            1,236.0      1,232.2
   Less: accumulated depreciation                         (739.2)      (728.5)
                                                        --------     --------
                                                           496.8        503.7

Goodwill and other intangibles                             170.6        175.9
Other assets                                               148.9        110.9
                                                        --------     --------
                                                       $ 1,953.4    $ 1,884.8
                                                        ========     ========
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
     Short-term borrowings                             $   279.6    $   207.6
     Current maturities of long-term debt                    6.1          6.1
     Accounts payable                                      232.5        239.8
     Accrued expenses                                      248.2        253.8
                                                        --------     --------
Total Current Liabilities                                  766.4        707.3

Long-Term Debt                                             240.4        248.7
Other Liabilities                                          187.5        192.3

Shareowners' Equity
   Common stock                                            230.9        230.9
   Retained earnings                                     1,069.5      1,039.6
   Accumulated other comprehensive loss                   (137.2)      (124.5)
   ESOP debt                                              (193.0)      (194.8)
                                                        --------     --------
                                                           970.2        951.2
       Less: cost of common stock in treasury              211.1        214.7
                                                        --------     --------
 Total Shareowners' Equity                                 759.1        736.5
                                                        --------     --------
                                                       $ 1,953.4    $ 1,884.8
                                                        ========     ========


See notes to consolidated financial statements.

                     THE STANLEY WORKS AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (UNAUDITED, MILLIONS OF DOLLARS)


                                        First Quarter
                                         2001    2000
                                        ------  ------
Operating Activities
  Net earnings                          $ 46.6  $ 48.2
  Depreciation and amortization           22.3    23.7
  Restructuring charge                    18.3       -
  Other non-cash items                   (30.4)    7.2
  Changes in working capital             (46.0)  (61.6)
  Changes in other operating
     assets and liabilities              (32.0)  (20.0)
                                        ------  ------
  Net cash used by
     operating activities                (21.2)   (2.5)

Investing Activities
  Capital expenditures                   (13.3)  (15.4)
  Capitalized software                    (2.6)   (0.6)
  Other                                   (1.9)   (2.8)
                                        ------  ------
  Net cash used by
     investing activities                (17.8)  (18.8)

Financing Activities
  Payments on long-term borrowings           -    (3.7)
  Net short-term borrowings               72.7   131.6
  Proceeds from issuance of common stock   5.2     1.0
  Purchase of common stock for treasury   (0.1)  (45.0)
  Cash dividends on common stock         (19.7)  (19.5)
                                        ------  ------
Net cash provided by
     financing activities                 58.1    64.4

Effect of Exchange Rate Changes on Cash   (1.3)   (2.2)
                                        ------  ------
Increase in Cash and Cash
     Equivalents                          17.8    40.9
Cash and Cash Equivalents,
     Beginning of Period                  93.6    88.0
                                        ------  ------
Cash and Cash Equivalents,
     End of First Quarter               $111.4  $128.9
                                        ======  ======

See notes to consolidated financial statements.

                         THE STANLEY WORKS AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CHANGES
                               IN SHAREOWNERS' EQUITY
                          (UNAUDITED, MILLIONS OF DOLLARS)


                                    Accumulated
                                    Other Compre-
                                       hensive                        Total
                    Common  Retained   Income    ESOP     Treasury Shareowners'
                     Stock  Earnings   (Loss)    Debt      Stock     Equity
                    ---------------------------------------------------------
Balance Dec 30, 2000 $230.9 $1,039.6  $(124.5)  $(194.8)  $(214.7)  $736.5
Comprehensive income:
    Net earnings                46.6
    Foreign currency
      translation & other               (12.7)
Total comprehensive
  income                                                              33.9
Cash dividends
  declared                     (19.7)                                (19.7)
Net common stock
  activity                       2.2                          3.6      5.8
ESOP debt                                            1.8               1.8
ESOP & stock option
  tax benefit                    0.8                                   0.8
                    ---------------------------------------------------------
Balance Mar 31, 2001 $230.9 $1,069.5  $(137.2)   $(193.0) $(211.1)  $759.1
                    =========================================================

                                     Accumulated
                                    Other Compre-
                                       hensive                      Total
                    Common  Retained   Income    ESOP   Treasury  Shareowners'
                     Stock  Earnings   (Loss)    Debt    Stock      Equity
                    ---------------------------------------------------------
Balance Jan 1, 2000  $230.9  $926.9   $(99.2)  $(202.2)  $(121.0)   $735.4
Comprehensive income:
    Net earnings               48.2
    Foreign currency
      translation                       (4.4)
Total comprehensive
  income                                                              43.8
Cash dividends
  declared                    (19.5)                                 (19.5)
Net common stock
  activity                    (18.0)                       (29.8)    (47.8)
ESOP debt                                           1.8                1.8
ESOP & stock option
  tax benefit                   0.6                                    0.6
                    ---------------------------------------------------------
Balance Apr. 1, 2000 $230.9  $938.2  $(103.6)   $(200.4) $(150.8)   $714.3
                    =========================================================

See notes to consolidated financial statements.

                  THE STANLEY WORKS AND SUBSIDIARIES
                     BUSINESS SEGMENT INFORMATION
                   (UNAUDITED, MILLIONS OF DOLLARS)


                              First Quarter
                              2001    2000
                            -------  -------
INDUSTRY SEGMENTS
Net Sales
  Tools                     $ 491.4  $ 543.7
  Doors                       134.8    151.7
                            -------  -------
  Consolidated              $ 626.2  $ 695.4
                            =======  =======

Operating Profit
  Tools                     $  62.7  $  74.1
  Doors                        11.5     11.4
                            -------  -------
                               74.2     85.5

  Restructuring charge         18.3        -
  Interest-net                  6.6      6.5
  Other-net                   (21.1)     6.0
                            -------  -------
  Earnings Before
      Income Taxes          $  70.4  $  73.0
                            =======  =======
GEOGRAPHIC NET SALES
  Americas                  $ 476.4  $ 548.4
  Europe                      125.4    123.1
  Asia                         24.4     23.9
                            -------  -------
  Consolidated              $ 626.2  $ 695.4
                            =======  =======










See notes to consolidated financial statements.

                         THE STANLEY WORKS AND SUBSIDIARIES
        NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included. For further information, refer to the consolidated financial statements and footnotes included in the company's Annual Report on Form 10-K for the year ended December 30, 2000.

NOTE B - EARNINGS PER SHARE COMPUTATION

The following table reconciles the weighted average shares outstanding used to calculate basic and diluted earnings per share.

                                 First Quarter
                               2001         2000
                            ----------   ----------
Net earnings -
  basic and diluted             $ 46.6       $ 48.2
                            ==========   ==========
Basic earnings per share -
  weighted average shares   85,897,217   88,936,115

Dilutive effect of
  employee stock options     1,215,773      221,778
                            ----------   ----------
Diluted earnings per share -
  weighted average shares   87,112,990   89,157,893
                            ==========   ==========

NOTE C - INVENTORIES

The components of inventories at the end of the first quarter of 2001 and at year-end 2000, in millions of dollars, are as follows:

                            March 31         December 30
                                2001                2000
                              ------              ------
Finished products            $ 292.6             $ 281.4
Work in process                 60.1                53.8
Raw materials                   64.9                62.9
                              ------              ------
                             $ 417.6             $ 398.1
                              ======              ======

NOTE D - CASH FLOW INFORMATION

Interest paid during the first quarter of 2001 and 2000 amounted to $9.5 million and $12.3 million, respectively.

Income taxes paid during the first quarter of 2001 and 2000 were $13.3 million and $11.9 million, respectively.

NOTE E - OTHER-NET

Other-net in the first quarter of 2001 included a pre-tax non-recurring pension curtailment gain of $29.3 million, or $0.22 per share.

NOTE F - RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138 establishes standards for recognition and measurement of derivatives and hedging activities. The company adopted the statement in the first quarter of 2001 and it did not have a material financial statement impact.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In the first quarter, the company recorded a pre-tax, non-recurring $29 million, or $.22 per fully diluted share, pension curtailment gain pertaining to the U.S. plans in accordance with SFAS Statement No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits". When obligations under the curtailed pension plan are settled, within 1 to 2 years, the company expects a reversion of cash.

Also during the quarter, the company undertook new initiatives for reduction of its cost structure and executed several business repositionings intended to improve its competitiveness, including continuing movement of production, permanent reduction of the overhead cost structure in its manufacturing system and a series of initiatives at Mac Tools. As a result, the company recorded an $18 million charge for new restructuring-related severance obligations. In addition, the company incurred $11 million of one-time charges associated with the aforementioned repositionings, primarily in the Tools segment.

The net difference between the one-time pension gain and the one-time restructuring and other charges was negligible.

RESULTS OF OPERATIONS
Net sales were $626 million, a decrease of 10% from $695 million in the first quarter last year, on weakness across consumer and industrial channels in the Americas. Sales declined 7% from unit volume, 2% from foreign currency translation and 1% from price. Over one-third of the volume decline occurred in Mac Tools due to the repositioning initiatives. Weak U.S. and Canadian economies and the continuation of inventory corrections at major U.S. retailers and industrial customers caused the remaining volume decline. The reduction in sales from foreign currency translation occurred in all businesses outside the U.S., however, the most significant decline was due to weaker European currencies.

The company reported gross profit of $228 million, or 36.4% of net sales in the first quarter compared to 37.0% of net sales in 2000. Included in the cost of sales in 2001 were $6 million of one-time business repositioning charges. Gross profit, excluding these special credits and charges, was 37.3% for 2001, an increase of 30 basis points over prior year. The negative impacts of price and inflation pressure were more than offset by higher productivity from a variety of sources.

The selling, general and administrative expenses reported by the company were $153 million, or 24.5% of net sales, in the first quarter of 2001, compared to $172 million, or 24.7% of net sales, in the prior year. Included in the selling, general and administrative expenses were $3 million of one-time business repositioning charges. Excluding these costs, selling, general and administrative expenses decreased $22 million or 70 basis points below first quarter 2000 levels and declined $4 million sequentially from the fourth quarter of 2000. Resulting operating margin was 13.4%, up 110 basis points from 12.3% last year. These decreases in selling, general and administrative expenses are primarily the result of costs reductions achieved pertaining to information management infrastructure and overall adjustments to employment levels in anticipation of weak economic markets.

Net interest expense of $7 million was relatively flat to first quarter 2000. Other-net, excluding the $29 million pension curtailment gain offset by $2 million of one-time business repositioning charges, was $6 million, relatively flat to the prior year.

The company's income tax rate, excluding the effect of special credits and charges, was 33% in the first quarter this year compared to 34% in the prior year, which reflects the continued benefit of structural changes.

Net earnings for the first quarter were $47 million, or $.54 per diluted share, compared with the prior year's net income of $48 million, or $.54 per diluted share.

BUSINESS SEGMENT RESULTS
The Tools segment includes carpenters, mechanics, pneumatic and hydraulic tools as well as tool sets. The Doors segment includes commercial and residential doors, both automatic and manual, as well as closet doors and systems, home decor and door and consumer hardware. Segment eliminations are excluded.

Tools sales in the first quarter of 2001, excluding one-time charges, decreased to $492 million, or 9% from the first quarter of 2000. The decrease was primarily the result of unit volume declines caused by the business repositionings, weak economies in North America, and weakening European currencies. The Tools segment operating profit, excluding special credits and charges, was 14.6% of net sales for the first quarter compared with 13.6% in the same period last year. Doors segment sales decreased to $135 million, 11% below 2000's first quarter, due to unit volume declines caused by the weak economies in North America. The Doors segment operating profit increased to 8.8% of net sales in the first quarter compared with 7.5% of net sales in the same period last year. The improvements in operating profit for both segments are attributable to improved productivity and continued selling, general and administrative expense reductions.

RESTRUCTURING
Restructuring reserves as of the beginning of 2001 were $19 million. These reserves consisted of $13 million related to severance, $3 million related to asset write-downs, and $3 million related to other exit costs. In the first three months of 2001, severance of $7 million reduced these reserves to $12 million.

The company recorded additional restructuring reserves of $18 million during the quarter for new initiatives pertaining to the further reduction of its cost structure and executed several business repositionings intended to improve its competitiveness, primarily for severance-related obligations of which $3 million was expended by the end of the quarter. These actions are expected to result in a net employment reduction of approximately 800 people and the closure of five facilities.

FINANCIAL CONDITION
LIQUIDITY AND SOURCES OF CAPITAL

In the first quarter of 2001, the company's cash used for operating activities increased from the prior year. The company used $21 million in operating cash flow in the first quarter of 2001 compared to $2 million in the first quarter of 2000. Inventories increased $20 million during the first quarter of 2001, which is comparable to the prior year increase of $10 million, as a result of normal seasonal patterns.
                                       -9-

PART II OTHER INFORMATION


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

         (1) See Exhibit Index on page 13.

(B) REPORTS ON FORM 8-K.

         (1) Registrant filed a Current Report on Form 8-K, dated January 25, 2001, in respect of the Registrant's press release announcing fourth quarter 2000 results and first quarter 2001 dividends and announcement of strategic alliance with Wal-Mart Stores, Inc. to significantly expand Stanley tool and toolbox offerings.

         (2) Registrant filed a Current Report on Form 8-K, dated February 9, 2001, disclosing earnings guidance for the first quarter and full year 2001 given at a presentation to analysts.

                             Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        THE STANLEY WORKS




Date: May 16, 2001                  By:  James M. Loree

                                         James M. Loree
                                         Vice President, Finance and
                                         Chief Financial Officer

EXHIBIT INDEX


EXHIBIT LIST


(12)              Computation of Ratio of Earnings to Fixed Charges