Form 10-Q
period 2001-09-30
STANLEY WORKS
filed 2001-11-13
CIK 93556

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549


                                 FORM 10-Q


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
               For the quarterly period ended September 29, 2001.

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: shares of the company's Common Stock ($2.50 par value) were outstanding 85.353,211 as of November 5, 2001.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       THE STANLEY WORKS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (UNAUDITED, MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)



                             Third Quarter          Nine Months
                             2001     2000        2001       2000
                           -------  -------     ---------  ---------

Net sales                  $ 676.1  $ 684.4     $ 1,978.8  $ 2,082.6

Costs and expenses
  Cost of sales              436.8    439.4       1,272.6    1,324.5
  Selling, general and
    administrative           152.1    162.2         456.6      502.2
  Interest - net               6.7      7.2          20.8       20.9
  Other - net                  3.9      1.8         (12.2)      11.5
  Restructuring charge          -        -           18.3         -
                           -------  -------     ---------  ---------
                             599.5    610.6       1,756.1    1,859.1
                           -------  -------     ---------  ---------
Earnings before
    income taxes              76.6     73.8         222.7      223.5

Income taxes                  22.1     25.1          70.9       76.0
                           -------  -------     ---------  ---------
Net earnings               $  54.5  $  48.7     $   151.8  $   147.5
                           =======  =======     =========  =========
Net earnings per
    share of common stock

     Basic                 $  0.64  $  0.56     $    1.77  $    1.68
                           =======  =======     =========  =========
     Diluted               $  0.62  $  0.56     $    1.74  $    1.68
                           =======  =======     =========  =========
Dividends per share        $  0.24  $  0.23     $    0.70  $    0.67
                           =======  =======     =========  =========
Average shares outstanding
    (in thousands)

     Basic                  85,439   86,532        85,744     87,721
                           =======  =======     =========  =========
     Diluted                87,419   86,677        87,346     87,927
                           =======  =======     =========  =========




See notes to consolidated financial statements.

                       THE STANLEY WORKS AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (Unaudited, Millions of Dollars)

                                                      September 29  December 30
                                                          2001         2000
                                                        --------     --------
ASSETS
Current assets
   Cash and cash equivalents                             $ 152.2    $    93.6
   Accounts and notes receivable                           559.9        531.9
   Inventories                                             432.2        398.1
   Other current assets                                     96.5         70.7
                                                        --------     --------
Total current assets                                     1,240.8      1,094.3

Property, plant and equipment                            1,263.6      1,232.2

   Less: accumulated depreciation                         (756.9)      (728.5)
                                                        --------     --------
                                                           506.7        503.7


Goodwill and other intangibles                             234.3        175.9

Other assets                                               157.0        110.9
                                                        --------     --------
                                                       $ 2,138.8    $ 1,884.8
                                                        ========     ========
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
   Short-term borrowings                               $   364.2    $   207.6
   Current maturities of long-term debt                     16.2          6.1
   Accounts payable                                        237.8        239.8
   Accrued expenses                                        271.9        253.8
                                                        --------     --------
Total current liabilities                                  890.1        707.3

Long-term debt                                             231.5        248.7

Other liabilities                                          187.1        192.3

Shareowners' equity
   Common stock                                            230.9        230.9
   Retained earnings                                     1,147.5      1,039.6
   Accumulated other comprehensive loss                   (140.4)      (124.5)
   ESOP debt                                              (189.5)      (194.8)
                                                        --------     --------
                                                         1,048.5        951.2
       Less: cost of common stock in treasury              218.4        214.7
                                                        --------     --------
 Total shareowners' equity                                 830.1        736.5
                                                        --------     --------
                                                       $ 2,138.8    $ 1,884.8
                                                        ========     ========




See notes to consolidated financial statements.

                       THE STANLEY WORKS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED, MILLIONS OF DOLLARS)

                                        Third Quarter      Nine Months
                                         2001    2000      2001    2000
                                        ------  ------    ------  ------
Operating activities
  Net earnings                          $ 54.5  $ 48.7    $151.8  $147.5
  Depreciation and amortization           18.6    20.3      60.8    64.4
  Restructuring charge
         and other non-cash items         (2.0)    2.8      (7.3)    9.9
  Changes in other operating
     assets and liabilities               (2.0)    0.8    (101.4) (101.3)
                                        ------  ------    ------  ------
  Net cash provided by
     operating activities                 69.1    72.6     103.9   120.5


Investing activities
  Capital and software expenditures      (20.0)  (19.3)    (56.0)  (48.1)
  Business acquisitions/dispositions       0.2     6.5     (77.9)   10.0
  Other                                    1.5    (3.9)     (2.0)  (15.3)

                                         ------  ------    ------  ------
  Net cash used by
     investing activities                (18.3)  (16.7)   (135.9)  (53.4)

Financing activities
  Net borrowings                         (32.8)    4.3     154.4   107.9
  Proceeds from issuance of common stock   4.4     1.4      15.6     4.6
  Purchase of common stock for treasury  (10.8)  (32.3)    (11.0) (111.7)
  Cash dividends on common stock         (20.6)  (19.8)    (59.9)  (58.5)
                                         ------  ------    ------  ------
Net cash used by
     financing activities                (59.8)  (46.4)     99.1   (57.7)

Effect of exchange rate changes on cash   (1.0)    0.8      (8.5)   (4.1)
                                         ------  ------    ------  ------
Increase in cash and cash
     equivalents                         (10.0)   10.3      58.6     5.3
Cash and cash equivalents,
     beginning of period                 162.2    83.0      93.6    88.0
                                         ------  ------    ------  ------
Cash and cash equivalents,
     end of third quarter               $152.2  $ 93.3    $152.2   $93.3
                                        ======  ======    ======   ======





See notes to consolidated financial statements.

                       THE STANLEY WORKS AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CHANGES
                               IN SHAREOWNERS' EQUITY
                          (UNAUDITED, MILLIONS OF DOLLARS)

                                        Accumulated
                                       Other Compre-
                                         hensive                        Total
                     Common    Retained   Income     ESOP   Treasury  Shareowners-
                      Stock    Earnings   (Loss)     Debt     Stock     Equity
                     -------------------------------------------------------------
Balance Dec 30, 2000  $230.9   $1,039.6  $(124.5)  $(194.8) $(214.7)   $736.5
Comprehensive income:
    Net earnings                  151.8
    Foreign currency
      translation                          (15.9)
Total comprehensive
  income                                                                135.9

Cash dividends
  declared                        (59.9)                                (59.9)
Net common stock
  activity                         12.3                        (3.7)      8.6
Tax benefit related
  to stock options                  1.8                                   1.8
ESOP debt                                              5.3                5.3
ESOP tax benefit                    1.9                                   1.9
                      ---------------------------------------------------------
Balance Sept 29, 2001 $230.9   $1,147.5  $(140.4)  $(189.5) $(218.4)   $830.1
                      =========================================================


                                         Accumulated
                                        Other Compre-
                                          hensive                        Total
                     Common    Retained    Income     ESOP   Treasury  Shareowners-
                      Stock    Earnings    (Loss)     Debt     Stock     Equity
                     --------------------------------------------------------------
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

                       THE STANLEY WORKS AND SUBSIDIARIES
                          BUSINESS SEGMENT INFORMATION
                        (UNAUDITED, MILLIONS OF DOLLARS)




                             Third Quarter          Nine Months
                              2001    2000        2001       2000
                            -------  -------    ---------  ---------
INDUSTRY SEGMENTS
Net sales
  Tools                     $ 514.4  $ 530.6    $ 1,530.7  $ 1,621.8
  Doors                       161.7    153.8        448.1      460.8
                            -------  -------    ---------  ---------
  Consolidated              $ 676.1  $ 684.4    $ 1,978.8  $ 2,082.6
                            =======  =======    =========  =========

Operating profit
  Tools                     $  68.8  $  68.7    $   205.2  $   219.2
  Doors                        18.4     14.1         44.4       36.7
                            -------  -------    ---------  ---------
                               87.2     82.8        249.6      255.9

  Interest-net                 (6.7)    (7.2)       (20.8)     (20.9)
  Other-net                    (3.9)    (1.8)        12.2      (11.5)
  Restructuring charges          -        -         (18.3)        -
                            -------  -------    ---------  ----------
  Earnings before
      income taxes          $  76.6  $  73.8    $   222.7  $   223.5
                            =======  =======    =========  ==========







See notes to consolidated financial statements.

                       THE STANLEY WORKS AND SUBSIDIARIES
        NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 29, 2001


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

NOTE B - EARNINGS PER SHARE COMPUTATION

The following table reconciles the weighted average shares outstanding used to calculate basic and diluted earnings per share.

                                 Third Quarter              Nine Months
                               2001         2000         2001         2000
                            ----------   ----------    ----------   ----------
Net earnings -
  basic and diluted             $ 54.5       $ 48.7       $151.8        $147.5
                            ==========   ==========    ==========   ==========
Basic earnings per share -
  weighted average shares   85,438,722   86,531,911    85,743,628   87,721,165

Dilutive effect of
  employee stock options     1,980,268      145,386     1,602,176      205,838
                            ----------   ----------   -----------   ----------
Diluted earnings per share -
  weighted average shares   87,418,990   86,677,297    87,345,804   87,927,003
                            ==========   ==========   ===========   ==========


NOTE C - INVENTORIES

The components of inventories at the end of the third quarter of 2001 and at year-end 2000, in millions of dollars, are as follows:

                        September 29         December 30
                                2001                2000
                              ------              ------
Finished products            $ 317.1             $ 281.4
Work in process                 57.2                53.8
Raw materials                   57.9                62.9
                              ------              ------
                             $ 432.2             $ 398.1
                              ======              ======

NOTE D - OTHER-NET

Other-net for the nine months ended September 29, 2001 includes a pre-tax nonrecurring pension curtailment gain that occurred in the first quarter of $29 million, or $0.22 per share, net of taxes. This gain was recorded in accordance with SFAS No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits".

NOTE E - NEW ACCOUNTING PRONOUNCEMENTS

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

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to Be Disposed Of. This Statement retains the requirements of SFAS No. 121 regarding impairment loss recognition and measurement. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. This Statement is effective for fiscal years beginning after December 15, 2001. The Company has not determined the impact, if any, that this statement will have on its financial statements.

NOTE F - SUBSEQUENT EVENT

In October 2001, the Company eliminated approximately 475 salaried positions and identified several additional actions, primarily facility closures and additional work force reductions. The Company expects to record a restructuring charge in the fourth quarter totaling approximately $60 million.

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Net sales were $676 million for the third quarter of 2001, as compared to $684 million in the third quarter of 2000, a 1% decrease. The primary reason for lower sales is continued softness in the commercial and industrial markets that serve as the Company's largest channel.

Net sales were $1,979 million for the nine months ended September 29, 2001 as compared to $2,083 for the nine months ended September 30, 2001, representing a decrease of 5%. The year to date decrease is driven by a unit volume decrease. This unfavorable volume is a result of a weak industrial market and repositioning initiatives in the Tools segment.

The Company reported gross profit of $239 million, or 35.4% of net sales for the third quarter of 2001 as compared to $245 million, or 35.8% of net sales for the third quarter of 2000. The decline in gross margin is due to a shift in product mix to the retail channels as solid productivity gains were not adequate to offset this unfavorable shift. Gross profit for the nine months ended September 29, 2001 totaled $706 million, or 35.6% of net sales compared to $758 million, or 36.4%, for the nine months ended September 30, 2000. Excluding the impact of $6 million of one-time charges (primarily business repositioning actions) that were incurred in the first quarter of 2001, the drivers for the year to date gross profit and gross margin declines were consistent with those of the quarterly period.

Selling, general and administrative ("S,G&A") expenses were $152 million for the 2001 third quarter. Excluding the impact of a $5 million one-time charge (primarily additional severance charges), that were incurred in the 2001 third quarter, SG&A expenses amounted to $147 million, as compared to $162 million for the third quarter of 2000. S,G&A expenses were 21.8% of net sales for the 2001 third quarter as compared with 23.7% for the third quarter of 2000, an improvement of 190 basis points. S,G&A expenses were $457 million for the first nine months of 2001. Excluding the impact of $8 million of one-time business repositioning charges that were incurred in the first and third quarters of 2001, year to date S,G&A expenses were $53 million, or 11%, below year to date 2000 levels. Excluding these special charges, S,G&A expenses as a percentage of net sales improved 140 basis points from 24.1% for the first nine months of 2000 to 22.7% for the same period in 2001. Improvements in S,G&A expenses are attributable to continued cost reductions achieved from changes made within the information management infrastructure, downward adjustments to employment levels in response to weak economic markets and the benefits attained from the Company's restructuring and repositioning efforts.

Interest-net for the 2001 third quarter and year to date was relatively flat as compared to the amounts reported for the comparable periods in 2000.

For the nine months ended September 29, 2001, other-net includes the gain recorded in conjunction with the Company's curtailment of U.S. pension plans of $29 million.

The Company's income tax rates for the third quarter and the nine months ended September 29, 2001 were 28.9% and 31.8%, respectively, of pre-tax income. The difference between the statutory rate of 34% and the Company's effective rates for the third quarter and year to date 2001 are primarily from certain nonrecurring tax transactions in the current quarter. Excluding these items, the Company's effective tax rate was 33% in the quarter and year to date. The Company's income tax rate for the third quarter and nine months ended September 30, 2000 was 34% for each period. The tax rate decreases from 34% to 33% reflect the continued benefit of structural changes implemented within the Company's tax structure and the nonrecurring tax transactions.

BUSINESS SEGMENT RESULTS
The Tools segment includes carpenters, mechanics, pneumatic and hydraulic tools as well as tool sets. The Doors segment includes commercial and residential doors, both automatic and manual, as well as closet doors and systems, home decor and door and consumer hardware. Segment eliminations are excluded.

Tools sales declined in the second quarter from $531 million in 2000 to $514 million in 2001, a decrease of 3%. For the first nine months, Tools sales were $1,531 million as compared to $1,622 million, a decrease of 6%. The sales decrease for both the quarter and year to date is primarily the result of unit volume declines by the Mac Tools repositioning in the first quarter of 2001 and weak industrial markets in North America. Despite lower sales, Tools operating profit as a percentage of net sales improved for the 2001 third quarter as compared to the 2000 third quarter by 140 basis points from 12.9% to 14.3% (excluding one-time charges). Year to date, Tools operating profit as a percentage of sales (excluding one-time charges) improved from 13.5% to 14.3% or 80 basis points.

Doors sales were $162 million in the third quarter of 2001 as compared to $154 million in the third quarter of 2000 and $461 million in the first nine months of 2001 versus $448 million for the same period in 2000. The third quarter increase in sales is attributable to a new program launch with The Home Depot. The decline in sales for the Doors segment year to date is a result of a sluggish market in the Americas. Operating profit for Doors totaled 11.4% of net sales in the third quarter of 2001 as compared to 9.2% for the third quarter of 2000 and was 9.9% of total net sales for the nine months ended September 29, 2001 as compared to 8.0% for the nine months ended September 30, 2001.

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

For the first nine months of 2001, The Company charged $30.1 million against these reserves; $24.0 million for severance and $6.1 million for asset write-off's and other exit costs.

FINANCIAL CONDITION
LIQUIDITY AND SOURCES OF CAPITAL

For the nine months ended September 29, 2001, cash flows from operations of $104 million were $17 million lower than the nine months ended September 30, 2000. The decline in cash flows from operations is a result of a decrease in cash generated from net income as the Company recorded a noncash gain of $29 million in 2001 for which the cash proceeds related to such gains will not be realized until 2002. This gain was offset by the impact of an $18.3 million restructuring charge recorded in the first quarter of 2001.

PART II OTHER INFORMATION

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) RECENT SALES OF UNREGISTERED SECURITIES

During the 2nd fiscal quarter of 2001, 33,102 shares of the Company's common stock were issued to an individual shareowner and chief executive of Contact East as part of that acquisition and said executive's continuing employment with the Company. The shares were issued at $33.23 per share with an aggregate value of $1,099,979.46 and were issued without registration based on the exemption provided by Section 4(2) of the Securities Act of 1933.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

                  (10)(i) 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-64326 filed July 2, 2001).

(B) REPORTS ON FORM 8-K.

                  (1) The Company filed a Current Report on Form 8-K, dated July 17, 2001, in respect of the Company's press release announcing first quarter 2001 results.

                                    Signature




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                      THE STANLEY WORKS




Date: November 13, 2001            By:/s/James M. Loree
                                      -----------------
                                       James M. Loree
                                       Vice President, Finance and
                                       Chief Financial Officer