Form 10-K
period 2001-12-29
STANLEY WORKS
filed 2002-02-22
CIK 93556

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

For the fiscal year ended December 29, 2001
                          -----------------

__________ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                                -------------------    ----------------------

                             COMMISSION FILE 1-5224

                                THE STANLEY WORKS
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              CONNECTICUT                        06-0548860
  (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)           IDENTIFICATION NUMBER)

          1000 STANLEY DRIVE
       NEW BRITAIN, CONNECTICUT                     06053
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

The aggregate market value of Common Stock, par value $2.50 per share, held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on January 25, 2002 was approximately $3.7 billion. As of January 25, 2002, there were 85,081,072 shares of Common Stock, par value $2.50 per share, outstanding.


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Form S-4 Registration Statement dated February 8, 2002, filed with the Commission pursuant to Regulation under the Securities Act of 1933, are incorporated by reference into Part III.

                                    FORM 10-K
                                    ---------

                                     Part I

           Item 1.   Business.
           -------------------

         1(a) General Development of Business.
              -------------------------------

     (i) General. The Stanley Works ("Stanley" or the "company") was founded in 1843 by Frederick T. Stanley and incorporated in 1852. Stanley is a worldwide producer of tools and door products for professional, industrial and consumer use. Stanley(R) is a brand recognized around the world for quality and value.

     In 2001, Stanley had net sales of $2.624 billion and employed approximately 14,400 people worldwide. The company's principal executive office is located at 1000 Stanley Drive, New Britain, Connecticut 06053 and its telephone number is
(860) 225-5111.

     (ii) Restructuring Activities. Information regarding the company's restructuring activities is incorporated herein by reference to the material captioned "Restructuring Activities" in Item 7. and Note N of the Notes to Consolidated Financial Statements in Item 8.

          1(b) Financial Information About Segments. Financial information regarding the company's business segments is incorporated herein by reference to the material captioned "Business Segment Results" in Item 7. and Note O of the Notes to Consolidated Financial Statements in Item 8.

          1(c) Narrative Description of Business. The company's operations are classified into two business segments: Tools and Doors.

     Tools. The Tools segment manufactures and markets carpenters, mechanics, pneumatic and hydraulic tools as well as tool sets. These products are distributed directly to retailers (including home centers, mass merchants and retail lumber yards) and end users as well as through third party distributors. Carpenters tools include hand tools such as measuring instruments, planes, hammers, knives and blades, screwdrivers, saws, garden tools, chisels, boring tools, masonry, tile and drywall tools, as well as electronic stud sensors, levels, alignment tools and elevation measuring systems. The company markets its carpenters tools under the Stanley(R), FatMax(TM), MaxGrip(TM), Powerlock(R), IntelliTools(TM), Contractor Grade(TM), Dynagrip(R), AccuScape(R) and Goldblatt(R) brands.

Mechanics tools include consumer, industrial and professional mechanics hand tools, including wrenches, sockets, electronic diagnostic tools, tool boxes and high-density industrial storage and retrieval systems. Mechanics tools are marketed under the Stanley(R), Proto(R), Mac(R), Husky(R), Jensen(R), Vidmar(R), ZAG(R) and Blackhawk(TM) brands.

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

     Doors. The Doors segment manufactures and markets commercial and residential doors, both automatic and manual, as well as closet doors and systems, home decor and door and consumer hardware. Products in the Doors segment include residential insulated steel, reinforced fiberglass and wood entrance door systems, vinyl patio doors, mirrored closet doors and closet organizing systems, automatic doors as well as related door hardware products ranging from hinges, hasps, bolts and latches to shelf brackets and lock sets. Door products are marketed under the Stanley(R), Magic-Door(R), WelcomeWatch(R), Stanley-Acmetrack(TM), Monarch(TM) and Acme(R) brands and are sold directly to end users and retailers as well as through third party distributors.

     Competition. The company competes on the basis of its reputation for product quality, its well-known brands, its commitment to customer service and strong customer relationships, the breadth of its product lines and its emphasis on product innovation.

The company encounters active competition in all of its businesses from both larger and smaller companies that offer the same or similar products and services or that produce different products appropriate for the same uses. The company has a large number of competitors; however, aside from a small number of competitors in the consumer hand tool and consumer hardware business, who produce a range of products somewhat comparable to the company's, the majority of its competitors compete only with respect to one or more individual products within a particular line. The company believes that it is one of the largest manufacturers of hand tools in the world featuring a broader line than any other toolmaker. The company also believes that it is a leader in the manufacture and sale of pneumatic fastening tools and related fasteners to the construction, furniture and pallet industries as well as a leading manufacturer of hand-held hydraulic tools used for heavy construction, railroads, utilities and public works. In the Doors segment, the company believes that it is a U.S. leader in the manufacture and sale of insulated steel residential entrance doors, commercial hardware products, mirrored closet doors and hardware for sliding, folding and pocket doors and the U.S. leader in the manufacture, sale and installation of automatic sliding and swing powered doors.

     Customers. A substantial portion of the company's products are sold through home centers and mass merchant distribution channels in the U.S. In 2001, approximately 18% of the company's consolidated sales in the Tools and Doors segments collectively were to one customer. Because a consolidation of retailers in the home center and mass merchant distribution channel is occurring, these customers constitute a growing percent of the company's sales and are important to the company's operating results. While this consolidation and the domestic and international expansion of these large retailers provide the company with opportunities for growth, the increasing size and importance of individual customers creates a certain degree of exposure to potential volume loss. The loss of this one customer as well as certain of the other larger home centers as customers would have a material adverse effect on each of the company's business segments until either such customers are replaced or the company makes the necessary adjustments to compensate for the loss of business.

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

     Backlog. At December 29, 2001, the company had $125 million in unfilled orders compared with approximately $148 million in unfilled orders at February 3, 2001. All of these orders are reasonably expected to be filled within the current fiscal year. Most customers place orders for immediate shipment and as a result, the company produces primarily for inventory, rather than to fill specific orders.

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

The company has numerous trademarks that are utilized in its businesses worldwide. The STANLEY(R) and STANLEY (in a notched rectangle)(R) trademarks are material to both business segments. These well-known trademarks enjoy a reputation for quality and value and are among the world's most trusted brand names. The company's tagline, "Make Something Great(TM)" is the centerpiece of the company's brand strategy for both segments. In the Tools segment, the Bostitch(R), Powerlock(R), Tape Rule Case Design (Powerlock)(R), LaBounty(R), MAC(R), Proto(R), Jensen(R), Goldblatt(R), Husky(R), Vidmar(R) and Zag(R) trademarks are also material to the business.

     Environmental Regulations. The company is subject to various environmental laws and regulations in the U.S. and foreign countries where it has operations. Future laws and regulations are expected to be increasingly stringent and will likely increase the company's expenditures related to environmental matters.

The company is a party to a number of proceedings before federal and state regulatory agencies relating to environmental remediation. Additionally, the company, along with many other parties, has been named as a potentially responsible party ("PRP") in a number of administrative or judicial proceedings for the remediation of various waste sites, including ten (10) active Superfund sites. Current laws potentially impose joint and several liabilities upon each PRP. In assessing its potential liability at these sites, the company has considered the following: the solvency of the other PRP's, whether responsibility is being disputed, the terms of existing agreements, experience at similar sites, and the fact that its volumetric contribution at these sites is relatively small.

The company's policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of December 29, 2001, the company had reserves of approximately $14.6 million, primarily for remediation activities associated with company-owned properties as well as for Superfund sites.

The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. Subject to the imprecision in estimating future environmental costs, the company does not expect that any sum it may have to pay in connection with environmental matters in excess of the amounts recorded will have a materially adverse effect on its consolidated financial position, results of operations or liquidity.

     Employees. At December 29, 2001, the company had approximately 14,400 employees, approximately 7,000 of whom were employed in the U.S. Of these 7,000 U.S. employees, approximately 11.2% are covered by collective bargaining agreements negotiated with 15 different local labor unions who are, in turn, affiliated with approximately 7 different international labor unions. The majority of the company's hourly-paid and weekly-paid employees outside the U.S. are not covered by collective bargaining agreements. The company's labor agreements in the U.S. expire in 2002, 2003, 2004 and 2005. There have been no significant interruptions or curtailments of the company's operations in recent years due to labor disputes. The company believes that its relationship with its employees is good.

     1(d) Financial Information About Geographic Areas. Financial information regarding the company's geographic areas is incorporated herein by reference to Note O of the Notes to Consolidated Financial Statements in Item 8.

     1(e) Cautionary Statements. The company incorporates by reference the material captioned "Cautionary Statements" in Item 7.

           Item 2. Properties.
           -------------------

     As of December 29, 2001, the company and its subsidiaries owned or leased facilities for manufacturing, distribution and sales offices in 28 states and 31 foreign countries. The company believes that its facilities are suitable and adequate for its business.

A summary of material locations (over 50,000 square feet) that are owned by the company and its subsidiaries are:

     Tools.
     ------

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

     Doors.
     ------

Chatsworth, California; Farmington and New Britain, Connecticut; Richmond, Virginia; Brampton, Canada; Sheffield, England; Marquette, France and Guang Dong, Peoples Republic of China.

A summary of material locations (over 50,000 square feet) that are leased by the company and its subsidiaries are:

     Tools.
     ------

New Britain, Connecticut; Miramar, Florida; Covington, Georgia; Kannapolis, North Carolina; Cleveland and Columbus, Ohio; Milwaukie, Oregon; Carrollton, Texas; Burlington and Smiths Falls, Canada; Ecclesfield, Worsley and Northampton, England; Biassono, Italy; Heidelberg West, Australia and Izraelim, Israel.

     Doors.
     ------

San Dimas, California; Tupelo, Mississippi; Charlotte, North Carolina; Winchester, Virginia and Langley and Oakville, Canada.

           Item 3. Legal Proceedings.
           --------------------------

     In the normal course of business, the company is involved in various lawsuits, claims, including product liability, environmental and distributor claims, and administrative proceedings. The company does not expect that the resolution of these matters will have a materially adverse effect on the company's consolidated financial position, results of operations or liquidity.


           Item 4. Submission of Matters to a Vote of Security Holders.
           -----------------------------------------------------------

     No matter was submitted during the fourth quarter of the company's last fiscal year to a vote of security holders.

     Executive Officers. The following is a list of the executive officers of the company as of December 29, 2001:

Name, Age
(as of 12/29/01)                                                 Elected
 Birth date         Office                                       to Office
 ----------         ------                                       ---------

J.M. Trani(56)      Chairman and Chief Executive Officer.        12/31/96
(3/15/45)           Joined Stanley December 1996;
                    1986 President and Chief Executive
                    Officer of GE Medical Systems.

B.H. Beatt (49)     Vice President, General Counsel and          10/09/00
(07/24/52)          Secretary. Joined Stanley October 2000;
                    1991 Vice President, General Counsel
                    and Secretary, Dexter Corporation.

W.D. Hill (52)      Vice President, Engineering.  Joined         09/17/97
(9/18/49)           Stanley August 1997; 1996 Director
                    Product Management-Tool Group,
                    Danaher Tool; 1994 Vice President,
                    Product Development Global Accessories,
                    The Black & Decker Corporation; 1992
                    Vice President Product Development-N.A.
                    Power Tools, The Black & Decker
                    Corporation.

P.M.Isabella (46)   Vice President, Operations.                  10/18/01
(10/14/55)          Joined Stanley May 1999; January
                    1998, Vice President Operations, GE
                    Industrial Systems; January 1995,
                    General Manager Switchgear/Busway
                    Operation.

K.O. Lewis (48)     Vice President, Marketing and Brand          11/03/97
(5/28/53)           Management. Joined Stanley November
                    1997; 1996 Executive Vice President
                    Strategic Alliances, Marvel
                    Entertainment Group; 1986 Director

                    Participant Marketing,
                    Walt Disney Attractions.

J.M. Loree (43)     Vice President, Finance and Chief            07/19/99
(6/14/58)           Financial Officer.  Joined Stanley
                    July 1999; 1997 Vice President,
                    Finance & Strategic Planning, GE
                    Capital Auto Financial Services;
                    1995 President & Chief Executive
                    Officer, GE Capital Modular Space.

M.J. Mathieu (49)   Vice President, Human Resources.             09/17/97
(2/20/52)           Joined Stanley September 1997;
                    1996 Manager-Human Resources,
                    GE Motors & Industrial Systems;
                    1994 Consultant-Executive Staffing,
                    General Electric Company; 1989
                    Consultant-Union Relations, General
                    Electric Company.

D.R. McIlnay(51)    President, Consumer Sales Americas.          10/04/99
(6/11/50)           Joined Stanley October 1999; 1997
                    President & Chief Executive Officer,
                    The Gibson-Homans Company; 1993
                    President, Levolor Home Fashions,
                    a Newell company.

P.W. Russo (48)     Vice President, Strategy and                 09/18/95
(5/23/53)           Development. Joined Stanley in 1995;
                    1991 Co-Chairman and Co-Chief
                    Executive Officer, SV Corp. (formerly
                    Smith Valve Corp.); 1988 Co-founder and
                    Managing Director, Cornerstone Partners
                    Limited.


                                     Part II

           Item 5. Market for the Registrant's Common Stock and Related
           ------------------------------------------------------------
Stockholder Matters.
-------------------

     The company's Common Stock is listed and traded on the New York and Pacific Stock Exchanges under the abbreviated ticker symbol "SWK", and is a component of the S&P 500 Composite Stock Price Index. The following table shows the quarterly high and low sales price on the NYSE for a share of the company's Common Stock for each quarter in the years ended December 29, 2001 and December 30, 2000:

-------------------- --------------------------------------------- ---------------------------------------------
DOLLARS PER SHARE:                       2001                                          2000
-------------------- --------------------------------------------- ---------------------------------------------
                     Market Price Range             Dividend       Market Price Range             Dividend
-------------------- ------------------------------ per            ------------------------------ per
                          HIGH           LOW        common              HIGH            LOW       common
                                                    share                                         share
-------------------- --------------- -------------- -------------- --------------- -------------- --------------

-------------------- --------------- -------------- -------------- --------------- -------------- --------------
QUARTER:
-------------------- --------------- -------------- -------------- --------------- -------------- --------------
First                    38.35           28.06          0.23           30.125         22.250          0.22
-------------------- --------------- -------------- -------------- --------------- -------------- --------------
Second                   41.99           31.60          0.23           30.375         23.000          0.22
-------------------- --------------- -------------- -------------- --------------- -------------- --------------
Third                    45.80           32.64          0.24           28.438         22.250          0.23
-------------------- --------------- -------------- -------------- --------------- -------------- --------------

-------------------- --------------- -------------- -------------- --------------- -------------- --------------
Fourth                   46.85           34.60          0.24           31.875         18.438          0.23
-------------------- --------------- -------------- -------------- --------------- -------------- --------------

Total                                                   0.94                                          0.90
-------------------- --------------- -------------- -------------- --------------- -------------- --------------


As of December 29, 2001 there were 15,290 holders of record of the company's Common Stock.


                  Item 6.  Selected Financial Data.
                  --------------------------------

The following selected financial information should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere in this Form 10-K:

(Millions of Dollars, except per share amounts) 2001(A)   2000    1999(B)  1998(C)  1997(D)
                                                ----      ----    ----     ----     ----
STATEMENTS OF OPERATIONS DATA:
Net sales                                     $ 2,624  $ 2,749  $ 2,752  $ 2,729 $  2,670
Net earnings (loss)                           $   158  $   194  $   150  $   138 $    (42)
Net earnings (loss) per share
  Basic                                       $  1.85  $  2.22  $  1.67  $  1.54 $   (.47)
  Diluted                                     $  1.81  $  2.22  $  1.67  $  1.53 $   (.47)
Percent of net sales:
  Cost of sales                                 64.8%    63.7%    65.9%    65.7%    66.8%
  Selling, general and administrative           22.6%    23.9%    25.5%    25.1%    23.5%
  Interest-net                                   1.0%     1.0%     1.0%      .8%      .6%
  Other-net                                      (.2%)     .7%     (.1%)     .5%      .8%
  Earnings (loss) before income taxes            9.0%    10.7%     8.4%     7.9%     (.7%)
  Net earnings (loss)                            6.0%     7.1%     5.5%     5.1%    (1.6%)

BALANCE SHEET DATA:
Total assets                                  $ 2,056  $ 1,885  $ 1,891  $ 1,933 $  1,759
Long-term debt                                $   197  $   249  $   290  $   345 $    284
Shareowners' equity                           $   832  $   737  $  735   $   669 $    608

RATIOS:
  Current ratio                                   1.4      1.5      1.6      1.5      1.6
  Total debt to total capital                   37.3%    38.6%    37.8%    45.8%     40.5%
  Income tax rate                               33.1%    34.0%    35.0%    36.0%   (125.4%)

  Return on average equity                      20.2%    26.4%    21.4%    21.6%     (6.0%)

COMMON STOCK DATA:
  Dividends per share                         $   .94  $   .90  $   .87  $   .83 $    .77
  Equity per share at year-end                $  9.83  $  8.65  $  8.27  $  7.54 $   6.85
  Market price-high                           $ 46.85  $31 7/8  $    35  $57 1/4 $ 47 3/8
                       -low                   $ 28.06  $18 7/16 $    22  $23 1/2 $     28
Average shares outstanding (in thousands)
  Basic                                        85,761   87,407   89,626   89,408   89,470
  Diluted                                      87,467   87,668   89,887   90,193   89,470

OTHER INFORMATION:
Average number of employees                    14,514   16,297   16,890   18,319   18,377
Shareowners of record at end of year           15,290   16,014   16,947   17,963   18,503

(A) Includes restructuring-related charges and asset impairments of $72.4 million, or $.58 per share; a pension curtailment gain of $29.3 million, or $.22 per share; $11.2 million in special charges for business repositionings and initiatives at Mac Tools, or $.09 per share; $4.8 million , or $.04 per share, in special severance charges; $3.4 million, or $.04 per share, in special credits for tax benefits; and $6.4 million, or $.05 per share, in special inventory charges.

(B) Includes restructuring-related transition and other non-recurring costs of $54.9 million, or $.40 per share; a one-time net restructuring credit of $21.3 million, or $.15 per share; a Mechanics Tools' special charge of $20.1 million, or $.14 per share; and a gain realized upon the termination of a cross-currency financial instrument of $11.4 million, or $.08 per share.

(C) Includes restructuring-related transition and other non-recurring costs of $85.9 million, or $.61 per share.

(D) Includes charges for restructuring and asset impairments of $238.5 million, or $2.00 per share; related transition costs of $71.0 million, or $.49 per share; and a non-cash charge of $10.6 million, or $.07 per share, for a stock option grant as specified in the company's employment contract with its Chief Executive Officer.

Note: Earnings per share amounts within footnotes A through D above are net of taxes and are on a fully diluted basis.



           Item 7. Management's Discussion and Analysis of Financial Condition
           -------------------------------------------------------------------
and Results of Operations.
-------------------------

RESULTS OF OPERATIONS
---------------------

     Results of Operations. Net sales were $2,624 million for 2001, as compared to $2,749 million in 2000, a 5% decrease. The company experienced sales volume declines in the Tools segment due to softness in the commercial and industrial markets. Sales in 2001 were also negatively impacted (approximately 1%) from the translation of foreign currency as these currencies, primarily in Europe and Asia, continue to weaken against the U.S. dollar.

Net sales in 2000 of $2,749 million were relatively flat as compared to 1999. Overall unit volume growth was completely offset by a reduction from the net effect of foreign currency translation, primarily in Europe. The company experienced sales volume growth in the Tools segment which was partially offset by the effects of weakening markets on the Doors segment.

During 2001, the company recorded charges related to restructuring initiatives totaling $72 million ($18 incurred in the first quarter and $54 incurred in the fourth quarter). These costs consisted primarily of severance and asset impairments as the company continues to rationalize its cost structure and headcount. In addition, the company incurred certain credits and charges during 2001 that were determined by management to be special, or non-recurring. In the first quarter, the company recorded a pre-tax $29 million pension curtailment gain pertaining to its U.S. pension plan. Also in the first quarter, the company recorded $11 million of special charges related to several business repositionings. The repositionings were principally in the Tools segment and included continuing movement of production, permanent reduction of the overhead cost structure of its manufacturing system, and a series of initiatives at Mac Tools. In the third quarter, the company recorded a special charge of $5 million for severance costs incurred due to lower sales volumes and the continuing weakness in the industrial markets. Also in the third quarter, the company recorded $3 million in special credits for tax benefits. In the fourth quarter, the company recorded a special charge of $6 million for the disposition of inventories associated principally with discontinued manufacturing plants and SKU's. These special credits and charges were classified as period income and expenses and were specifically classified within the Consolidated Statement of Operations as follows: (i) sales - $1 million charge, (ii) cost of sales - $12 million charge, (iii) SG&A expenses - $8 million charge, (iv) interest-net - $0.2 million credit, (vi) Other-net - $28 million credit, and
(vii) income taxes - $3 million credit. The tax benefit of the restructuring charges and the special charges and credits amounted to $18 million.

Financial results for the first six months of 1999 include transition expenses related to the company's restructuring initiatives. These costs were classified as period operating expenses within cost of sales ($20 million) and SG&A expenses ($35 million). They included the costs of moving production equipment, operating duplicate facilities while transferring production or distribution, consulting costs incurred in planning and implementing changes, recruiting and relocation of employees, the cost of transition employees involved in reorganizing the functions, and other types of costs that were incurred to facilitate restructuring. In addition, the company incurred costs to remediate its computer and related systems so that these systems would function properly with regard to date issues pertaining to the Year 2000 ("Y2K").

Results in 1999 also included a $20 million special charge in the fourth quarter as the company recorded higher estimates for certain loss provisions related to its mechanics tools businesses, principally MacDirect. The changes in estimates were based on the company's evolving experience in managing a direct mobile sales force in the automotive channel as well as inefficiencies in operating mechanisms and systems. Of the total $20 million special charges to income: $3 million was included in net sales, $11 million was included in cost of sales, $11 million was included in SG&A expenses and a credit of $5 million was included in Other-net.

Because the presence of restructuring charges and asset impairments, special credits and charges, restructuring-related transition costs and non-recurring Y2K remediation costs obscure the underlying trends within the company's business, the narrative regarding results of operations and business segments has been expanded to provide information as to the effects of these items on each financial statement category.

In 2001, the company reported gross profit of $923 million, or 35.2% of net sales compared to $997 million or 36.3% of net sales in 2000. Included in gross profit for 2001 were $13 million of special charges taken in the first and fourth quarters related to business repositioning initiatives within the Tools segment and the disposition of inventories principally with discontinued manufacturing plants and SKU's.

Gross profit excluding these costs amounted to $936 million or 35.6% of net sales. The reduction in gross profit was a result of a shift in sales mix to retail and independent Mac sales channels versus industrial and direct Mac sales channels, partially offset by $80 million in productivity improvements. The company also experienced a decrease in cost of sales as a result of Last-in, First-Out (LIFO) reserve decreases as the company continues to reduce its cost of manufacturing and product costs by moving operations to low-cost countries. These LIFO benefits were offset by increases in transportation costs and other inventory valuation reserves.

In 2000, the company reported gross profit of $997 million, or 36.3% of net sales compared to 34.1% in 1999. Included in cost of sales for 1999 were $20 million of restructuring-related transition costs, primarily for plant rationalization activities, and a portion of the mechanic tools' special charges of $11 million. Gross profit in 1999, excluding these restructuring-related and special charges was 35.3% of net sales. This significant improvement in gross profit was attributable to a combination of the company's improved ability to adjust employment and production plans as market demand fluctuated, improved cost controls in operations, the benefits of the company's restructuring programs, and continued progress on purchased material costs despite inflationary pressures.

Selling, general and administrative ("SG&A") expenses were $594 million for 2001. Excluding the impact of $8 million in special charges ($3 million in the first quarter and $5 million in the third quarter) from business repositionings and additional severance charges apart from the restructuring initiatives, SG&A expenses amounted to $586 million, or 22.3% of net sales, as compared to $657 million for 2000, or 23.9% of net sales. Improvements in SG&A expenses are attributable to continued cost reductions achieved from changes made within the information management infrastructure, downward adjustments to employment levels in response to weak economic markets and the benefits attained from the company's restructuring and repositioning efforts.

SG&A expenses were $657 million, or 23.9% of net sales, in 2000, as compared with $703 million, or 25.5% of net sales in 1999. Included in 1999 were $35 million of restructuring-related transition and other non-recurring costs and fourth quarter special charges related to mechanics' tools of $11 million. Excluding these costs, SG&A expenses were $657 million in 1999, or 23.9% of net sales. The company made significant strides in the latter half of 2000 in its continual effort to reduce SG&A expenses. In the first half of 2000, the company's expenses were 6% higher than 1999 expenses for the same period, primarily the result of increased distribution costs, information management infrastructure costs, and selling and administrative costs related to an increased number of sales representatives in the MacDirect program. However, in the second half of 2000, the company's expenses were 6% lower than 1999 expenses for the same period. Significant cost reductions were achieved pertaining to information management infrastructure, distribution, and administrative activities. In 2000, SG&A expenses were also favorably impacted as compared to 1999 as a result of an increase in income related to U.S. pension plans.

Interest-net was $26 million in 2001 as compared to $27 million in 2000. The decrease was a result of a decline in interest rates partially offset by an increase in weighted average debt levels in 2001.

Interest-net of $27 million in 2000 represented a slight decrease from $28 million in 1999 as debt levels were relatively consistent from year to year.

Other-net for 2001 represents income of $5 million. Excluding the gain recorded in conjunction with the company's curtailment of a U.S. pension plan of $29 million and a special charge of $2 million, both occurring in the first quarter of 2001, Other-net amounted to expense of $22 million as compared to expense of $20 million in 2000.

Other-net was $20 million of expense in 2000 compared with $3 million in income for 1999. The company experienced lower gains from asset sales in 2000 and incurred a write-off of the remaining interest in a previously disposed equipment rental business. Additionally, included in 1999 results were non-recurring currency related gains of $11 million realized upon the termination of a cross-currency financial instrument.

The company's effective income tax rate for 2001 was 33% as compared to 34% for 2000 and 35% for 1999. The tax rate decreases reflect the continued benefit of organizational and operational changes during recent years that have generated a higher percentage of taxable income in countries with lower statutory rates, primarily in Europe, Israel, and the Far East.

In addition, the company recorded special credits in the third quarter of 2001 for tax benefits of $3 million. These special credits were entirely offset by reduced tax benefits related to the restructuring charges and special charges.

     Business Segment Results. The Tools segment includes carpenters, mechanics, pneumatic and hydraulic tools, as well as tool sets. The Doors segment includes commercial and residential doors, both automatic and manual, as well as closet doors and systems, home decor and door and consumer hardware. The information presented below excludes restructuring-related transition costs for the first half of 1999. Segment eliminations are also excluded. Special fourth quarter 1999 charges related to Mechanics' Tools of $25 million are reflected in Tools 1999 segment results.

TOOLS
(Millions of Dollars)                   2001          2000         1999
                                        ----          ----         ----
Net sales                            $ 2,022       $ 2,143      $ 2,116
Operating profit                     $   266       $   286      $   248
% of Net sales                         13.2%         13.3%        11.7%

Tools sales declined in 2001 as compared to 2000 by 6%. The sales decrease is primarily the result of unit volume declines from the Mac Tools repositioning in the first quarter of 2001 and weak industrial markets in North America. Also contributing to the sales decline was the effect of foreign currency translation as European currencies continued to decline against the US dollar. Despite lower sales, Tools operating profit as a percentage of net sales remained fairly static as compared to 2000. Excluding the net impact of special credits and charges allocated to the Tools segment totaling $15 million, operating profit totaled $281 million, or 13.9% of net sales. The improvements in operating margin, exclusive of special credits and charges, are primarily a result of SG&A reductions.

Tools sales increased 1% in 2000 as compared to 1999 primarily from unit volume improvements. A 3% unit volume increase was almost completely offset by a 2% reduction in sales from the net effect of foreign currency translation, primarily due to weaker European currencies. Operating profit in 2000 for the tools segment was 13.3% of net sales compared to 1999, excluding special charges, of 12.9% of net sales. The increase from prior year is due to improved cost controls in operations, the benefits of the company's restructuring initiatives, and higher unit volumes.

DOORS
(Millions of Dollars)                   2001          2000         1999
                                        ----          ----         ----
Net sales                              $ 602         $ 606        $ 636
Operating profit                       $  64         $  55        $  42
% of Net sales                         10.6%          9.1%         6.6%

Doors sales were fairly static in 2001, representing a decrease of less than 1%. Net sales in the Doors segment reflect strong sales attributable to a new program launch with a significant customer, offset by certain sluggish market conditions in the Americas. Operating profit for Doors totaled 10.6% of net sales in 2001 as compared to 9.1% for 2000. Excluding the impact of net special credits and charges allocated to the Doors segment totaling $5 million, operating profit totaled $69 million, or 11.4% of net sales. The improvements in operating profit, as a percentage of sales, is a result of improved productivity in the hardware business as the company shifted the production base to low-cost countries, and the continued reduction of SG&A expenses.

Net sales decreased by 5% in 2000 as compared to 1999, driven by declining hardware sales. This decline was partially offset by sales unit volume growth in automated door products. Operating profit in 2000 was 9.1% of net sales compared to operating profit of 6.6% for 1999. This increase is due primarily to realization of benefits associated with various productivity programs.

     Restructuring Activities. In 2001, the company undertook new initiatives to reduce its cost structure and executed several business repositionings intended to improve its competitiveness. These actions have or will result in the closure of thirteen facilities and a net employment reduction of approximately 2,100 production, selling and administrative people. As a result, the company recorded $18 million and $54 million of restructuring and asset impairment charges in the first and fourth quarters, respectively. Reserves were established for these initiatives consisting of $55 million for severance, $10 million for asset impairment charges and $7 million for other exit costs. These initiatives are expected to be substantially completed by the middle of 2003.

In 1999, the company completed an evaluation of the remaining reserves that were established in 1997 for restructuring initiatives and determined that certain projects would be cancelled in order to reapply company resources to higher payback areas. Accordingly, in the fourth quarter of 1999, the company reversed $62 million of reserves established for such actions.

Also in 1999, new projects were approved to achieve improved cost productivity. These new initiatives included facility closures and the related relocation of production, a reduction in work force in administrative functions and the outsourcing of non-core activities as well as related asset impairments. The company recorded restructuring and asset impairments charges related to these new initiatives of $40 million, of which $30 million related to severance, $8 million related to asset impairment charges, and $2 million related to other exit costs.

In 2000, the company completed the restructuring initiatives announced in 1997 and 1999 and will be incurring run-off expenditures of $2 million over the next two years.

To date the company has closed 66 facilities and reduced employment by approximately 8,300 people related to all restructuring initiatives.


FINANCIAL CONDITION
-------------------

     Liquidity, Sources and Uses of Capital. The company's primary sources of liquidity are cash flows from operations and borrowings under various credit facilities. The company has historically generated strong cash flows from operations. In 2001, cash flows from operations were $222 million as compared to $236 million in 2000. The decline in operating cash flow was primarily the result of an increase in cash payments for restructuring in 2001 of $45 million as compared with $32 million in 2000, partially offset by an increase in non-cash earnings.

During 2000 the company generated $236 million in operating cash flow, versus $222 million in 1999. This increase resulted primarily from a significant reduction in restructuring-related transition costs, which were offset partially by higher working capital requirements. In 2000, the company's receivables decreased by $14 million, inventory increased by $17 million, and accounts payable increased by $15 million. The receivables decrease was primarily attributed to the doors segment as volume declined. The increased inventory was in the tools segment. The accounts payable increase resulted from renegotiation of vendor terms and increased attention to payment management. The company made cash payments of $32 million for its restructuring activities, primarily severance.

Capital expenditures in 2001 were $73 million as compared to $64 million in 2000 driven by an increase in costs for software development and acquisition as the company expands the infrastructure of its systems as well as the addition of "The Stanley Learning Center" (a major addition at World Headquarters for the training and development of employees). Capital expenditures were $64 million in 2000 down from $103 million in 1999. Investment in capital for 2000 was lower than traditional levels as a result of facility consolidations, continued outsourcing and the Stanley Production System.

The company has unused short and long-term credit arrangements with several banks to borrow up to $350 million at the lower of prime or money market rates. Of this amount, $100 million is long-term. The company has short-term lines of credit with numerous foreign banks aggregating $113 million, of which $96 million was available at December 29, 2001. Short-term arrangements are reviewed annually for renewal. Of the long-term and short-term lines, $350 million is available to support the company's commercial paper program. On February 7, 2002 the company refinanced $75 million of commercial paper through the issuance of 5 year notes payable at a fixed interest rate of 4.5%. This $75 million obligation is classified under long-term debt at December 29, 2001. In addition to these lines of credit, the company maintains a facility designed for the securitization of certain trade accounts receivable for purposes of additional liquidity. As of December 29, 2001, the company's maximum available funds under this arrangement were $106 million, of which the company had utilized $22 million.

The following summarizes the company's significant contractual obligations and commitments that impact its liquidity.

------------------------------ --------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                                       PAYMENTS DUE BY PERIOD
------------------------------ ------------------ ---------------- ----------------- ---------------- ---------------
(in millions)                        Total          Less than 1       1-3 years         4-5 years     After 5 years
                                                      year
------------------------------ ------------------ ---------------- ----------------- ---------------- ---------------
Short-Term Borrowings               $177.3            $177.3            $  -             $  -            $   -
------------------------------ ------------------ ---------------- ----------------- ---------------- ---------------
Long-term Debt                       316.9             120.1             108.1              3.4             85.3
------------------------------ ------------------ ---------------- ----------------- ---------------- ---------------
Operating Leases                      74.9              13.6              42.0              8.1             11.2
------------------------------ ------------------ ---------------- ----------------- ---------------- ---------------
Other Commercial Commitments          61.6              12.9              17.6             15.4             15.7
------------------------------ ------------------ ---------------- ----------------- ---------------- ---------------
TOTAL CONTRACTUAL CASH              $630.7            $323.9            $167.7           $ 26.9          $ 112.2
OBLIGATIONS
------------------------------ ------------------ ---------------- ----------------- ---------------- ---------------
------------------------------ --------------------------------------------------------------------------------------
OTHER COMMERCIAL COMMITMENTS                       AMOUNTS OF COMMITMENTS EXPIRATION PER PERIOD
------------------------------ ------------------ ---------------- ----------------- ---------------- ---------------
(in millions)                    Total Amounts      Less than 1       1-3 years         4-5 years     After 5 years
                                   Committed           year
------------------------------ ------------------ ---------------- ----------------- ---------------- ---------------
U.S. Lines of Credit                $350.0            $250.0            $  -             $100.0          $  -
------------------------------ ------------------ ---------------- ----------------- ---------------- ---------------
International Lines of Credit       $ 95.5            $ 95.5            $  -             $  -            $  -
------------------------------ ------------------ ---------------- ----------------- ---------------- ---------------
TOTAL COMMERCIAL COMMITMENTS        $445.5            $345.5            $  -             $100.0          $  -
------------------------------ ------------------ ---------------- ----------------- ---------------- ---------------

Short-term borrowings, long-term debt and lines of credit are explained in detail within Note H of the Notes to Consolidated Financial Statements in Item
8. Operating leases and other commercial commitments are explained in detail in Note Q of the Notes to Consolidated Financial Statements in Item 8.

The company's desired objective is to increase dividends by at least one-half the company's earnings growth rate, ultimately reaching a dividend payout ratio of 25%. Dividends increased 4.4% in 2001, 3.5% in 2000 and 5% in 1999.

The company repurchased 4.3 million shares of its common stock in 2000. The net effect was a decrease in equity of $111 million. These repurchases were funded primarily by cash flow from operations. The company has indicated that it may continue to repurchase its shares when deemed appropriate.

     Market Risk. Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments. The company is exposed to market risk from changes in foreign currency exchange rates and interest rates. Exposure to foreign currency risk results because the company, through its global businesses, enters into transactions and makes investments denominated in multiple currencies. The company's predominant exposures are in European, Canadian and Asian currencies. Certain cross-currency trade flows arising from sales and procurement activities are consolidated prior to obtaining risk protection, primarily purchased options. The company is thus able to capitalize on its global positioning by taking advantage of naturally offsetting exposures to reduce the cost of purchasing protection. At times, the company also enters into forward exchange contracts and purchased options to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables, predominately intercompany transactions. Gains and losses from these hedging instruments offset the gains or losses on the underlying net exposures, assets and liabilities being hedged. Management determines the nature and extent of currency hedging activities, and in certain cases, may elect to allow certain currency exposures to remain unhedged. The company has also entered into several cross-currency interest rate swaps, primarily to reduce overall borrowing costs, but also to provide a partial hedge of the net investments in certain subsidiaries. Sensitivity to foreign currency exposure risk from these financial instruments at the end of 2001 would have been immaterial based on the potential loss in fair value from a hypothetical 10% adverse movement in all currencies.

The company's exposure to interest rate risk results from its outstanding debt obligations, short-term investments and derivative financial instruments employed in the management of its debt portfolio. The debt portfolio is managed to achieve capital structure targets and reduce the overall cost of borrowing by using a combination of fixed and floating rate debt as well as interest rate swaps, caps and cross-currency interest rate swaps. The company's primary exposure to interest risk comes from its floating rate debt in the US, Canada and Europe and is fairly represented by changes in LIBOR rates. At December 29, 2001, the result of a hypothetical one percentage point increase in short term LIBOR rates would not have resulted in a material impact on the pretax profit of the company.

The company has access to financial resources and borrowing capabilities around the world. The company believes that its strong financial position, operating cash flows and borrowing capacity provide the financial flexibility necessary to continue its record of annual dividend payments, to invest in the routine needs of its businesses, to make strategic acquisitions and to fund the restructuring and other initiatives encompassed by its growth strategy.


OTHER MATTERS
-------------

     Environmental. The company incurs costs related to environmental issues as a result of various laws and regulations governing current operations as well as the remediation of previously contaminated sites. Future laws and regulations are expected to be increasingly stringent and will likely increase the company's expenditures related to routine environmental matters.

The company accrues for anticipated costs associated with investigatory and remediation efforts in accordance with appropriate accounting guidelines which address probability and the ability to reasonably estimate future costs. The liabilities are reassessed whenever circumstances become better defined or remediation efforts and their costs can be better estimated. Subject to the imprecision in estimating future environmental costs, the company believes that any sum it may pay in connection with environmental matters in excess of the amounts recorded will not have a materially adverse effect on its consolidated financial position, results of operations or liquidity.

     New Accounting Standards. Refer to Note A of the Notes to Consolidated Financial Statements in Item 8. for a discussion of new accounting pronouncements and the potential impact to the company's consolidated results of operations and consolidated financial position.

     Critical Accounting Policies. The company has determined that the following accounting policies are critical due to the amount of estimation required:

     Allowance for doubtful accounts. The company's estimate for its allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the company evaluates specific accounts where we have information that the customer may have an inability to meet its financial obligations (bankruptcy, etc.). In these cases, the company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change (i.e. higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligation to the company), the company's estimates of the recoverability of amounts due the company could be reduced by a material amount.

     Inventories - lower of cost or market, slow moving and obsolete. The company ensures inventory is valued at the lower of cost or market, and continually reviews the book value of discontinued product lines and SKU's to determine if these items are properly valued. The company identifies these items and assesses the ability to dispose of them at a price greater than cost. If it is determined that cost is less than market value, then cost is used for inventory valuation. If market value is less than cost, then the company writes down the related inventory to that value. If a write down to the current market value is necessary, the market value cannot be greater than the net realizable value, or ceiling, (defined as selling price less costs to complete and dispose) and cannot be lower than the net realizable value less a normal profit margin, also called the floor. The company also continually evaluates the composition of its inventory and identifies slow-moving inventories. Inventory items identified as slow-moving are evaluated to determine if reserves are required. Generally, the company does not experience issues with obsolete inventory due to the nature of its products. If the company is not able to achieve its expectations of the net realizable value of the inventory at its current value, the company would have to adjust its reserves accordingly.

     Off-Balance Sheet Arrangements. The company's off-balance sheet arrangements include the following:

The company has agreements to sell, on a revolving basis, pools of accounts and notes receivables to two Qualified Special Purpose Entities, which qualify to be accounted for as unconsolidated subsidiaries ("QSPE's"). The entities are designed to facilitate the securitization of certain trade accounts receivable and are used to fund the Mac Advantage financing program and as an additional source of liquidity. Assets and related debt off-balance sheet were $82 and $64 million at December 29, 2001 and $69 and $66 million at December 30, 2000, respectively. The company is responsible for servicing these accounts and receives a servicing fee, while the QSPE's bear the risk of noncollection.

The company has $212 million in equity forward contracts, maturing December 31, 2002, with major U.S. financial institutions. The equity forwards on Stanley common shares are designed to partially hedge the dilutive effect on earnings per share of "in-the-money" stock options as the stock price fluctuates. The structure requires net share settlement, and is accounted for within equity. Cash settlements may be elected at the option of the company. The company has made no cash settlement elections during the contract period.

The equity forward contracts contain registration and unwind triggers in the event the company's stock price declines below $19 per share, or its credit rating is downgraded to below investment grade. If the stock price declines, the company may issue shares to the counterparties that exceed the favorable offset of stock options coming "out-of-the-money" which could cause dilution of earnings per share. The company received 1,432,264 shares valued at $67 million from quarterly net share settlements in fiscal 2001.

The company is a party to synthetic leasing programs for two of its major distribution centers. The leases are designed and qualify as operating leases for accounting purposes, where only the monthly lease amount is recorded in the income statement and the liability and value of underlying asset is off-balance sheet. The company also has numerous synthetic leases on personal property. The company does not anticipate any material liabilities associated with these transactions.

     Cautionary Statements. The statements contained in this Annual Report (Form 10-K) to shareowners regarding the company's ability (i) reduce its cost structure, including the reduction of facilities and employees, and improve competitiveness, (ii) broaden its customer base further in each business segment, (iii) to increase dividends, and (iv) invest in its businesses and to fund acquisitions and other initiatives are forward looking and inherently subject to risk and uncertainty.

The company's ability to lower its overall cost structure is dependent on the success of various initiatives to improve manufacturing operations and to implement related cost control systems and to source from and manufacture a higher percentage of the company's products in low-cost countries. The success of these initiatives is dependent on the company's ability to increase the efficiency of its routine business processes, to develop and implement process control systems, to develop and execute comprehensive plans for facility consolidations, the availability of vendors to perform outsourced functions, the availability of lower cost raw material of suitable quality from foreign countries, the successful recruitment and training of new employees, the resolution of any labor issues related to closing facilities, the need to respond to significant changes in product demand while any facility consolidation is in process and other unforeseen events. In addition, the company's ability to leverage the benefits of gross margin improvements is dependent upon maintaining selling, general and administrative expense at 2001 levels. The company's ability to maintain the level of selling, general and administrative expenses is dependent upon various process improvement activities, the successful implementation of changes to the sales organization, the recruitment and retention of manufacturers sales representatives and the reduction of transaction costs.

The company's ability to broaden its customer base in each business segment is dependent on a number of factors including, the success of the company's sales and marketing programs and its ability to attract new customers.

The company's ability to increase dividends and invest in its businesses and to fund acquisitions and other initiatives is dependent on its ability to generate adequate cash flows and is dependent on all the factors discussed above.

The company's ability to achieve the objectives discussed above will also be affected by external factors. These external factors include pricing pressure and other changes within competitive markets, the continued consolidation of customers in consumer channels, increasing competition, changes in trade, monetary, fiscal and tax policies and laws, inflation, currency exchange fluctuations, the impact of dollar/foreign currency exchange rates on the competitiveness of products and recessionary or expansive trends in the economies of the world in which the company operates.


           Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
           --------------------------------------------------------------------

     The company incorporates by reference the material captioned "Market Risk" in Item 7. and Note I of the Notes to Consolidated Financial Statements in Item 8.

           Item 8. Financial Statements and Supplementary Data.
           ---------------------------------------------------

     See Item 14. for an index to Financial Statements and Financial Statement Schedules. Such Financial Statements and Financial Statement Schedules are incorporated herein by reference.


           Item 9. Changes in and  Disagreements  With  Accountants on
           -----------------------------------------------------------
Accounting and Financial  Disclosure.    None.
------------------------------------

                                    Part III

           Item 10. Directors and Executive Officers of the Registrant.
           -----------------------------------------------------------
Information regarding the company's Executive Officers appears in the "Executive Officers" section in Item 4. In addition, the company incorporates by reference pages 43 through 46 of its Form S-4 Registration Statement, dated February 8, 2002.


           Item 11. Executive Compensation. The company incorporates by
           -------------------------------
reference the paragraph "Board Information-Compensation" on pages 45 and 46 and the material captioned "Executive Compensation" on pages 47 through 53 of its Form S-4 Registration Statement, dated February 8, 2002.


           Item 12. Security Ownership of Certain Beneficial Owners and
           ------------------------------------------------------------
Management. The company incorporates by reference the material captioned
----------
"Security Ownership" on pages 46 and 47 of its Form S-4 Registration Statement, dated February 8, 2002.


           Item 13. Certain Relationships and Related Transactions. None.
           -------------------------------------------------------


                                     Part IV

           Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     14(a) Index to documents filed as part of this report:
     -----

     1. and 2. Financial Statements and Financial Statement Schedules.

The response to this portion of Item 14 is submitted as a separate section of this report (see page F-1).

     3. Exhibits

See Exhibit Index on page E-1.

     14(b) The following reports on Form 8-K were filed during the last quarter
     -----
of the period covered by this report:


        Date of Report              Items Reported
        --------------              --------------

        October 17, 2001            Press Release dated October
                                    18, 2001 announcing third
                                    quarter 2001 results and
                                    Kampouris to the Board
                                    of Directors.

     14(c) See Exhibit Index on page E-1.
     -----

     14(d) The response to this portion of Item 14 is submitted as a separate
     -----
section of this report (see page F-1).

SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  THE STANLEY WORKS


                                  By  /s/ John M. Trani
                                     -------------------------------------------
                                     John M. Trani, Chairman
                                     and Chief Executive Officer

February 22, 2002

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities indicated.

/s/ John M. Trani                      /s/ James M. Loree
-------------------------------        -----------------------------------------
John M. Trani, Chairman, Chief         James M. Loree, Vice President,
Executive Officer and Director         Finance and Chief Financial Officer

/s/ Donald Allan Jr.                                    *
-------------------------------        -----------------------------------------
Donald Allan Jr., Corporate            John G. Breen, Director
Controller

            *                                           *
-------------------------------        -----------------------------------------
Robert G. Britz, Director              Stillman B. Brown, Director

            *                                           *
-------------------------------        -----------------------------------------
Emmanuel A. Kampouris, Director        Eileen S. Kraus, Director

            *                                           *
-------------------------------        -----------------------------------------
John D. Opie, Director                 Derek V. Smith, Director

            *
-------------------------------
Kathryn D. Wriston, Director




*By:  /s/ Bruce H. Beatt
      -------------------------------------
      Bruce H. Beatt
       (As Attorney-in-Fact)

FORM 10-K--ITEM 14(a) (1) and (2)
THE STANLEY WORKS AND SUBSIDIARIES


INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
---------------------------------------------------------------

     Report of Independent Auditors

     Consolidated Statements of Operations--fiscal years ended December 29, 2001, December 30, 2000, and January 1, 2000.

     Consolidated Balance Sheets--December 29, 2001 and December 30, 2000.

     Consolidated Statements of Cash Flows--fiscal years ended December 29, 2001, December 30, 2000, and January 1, 2000.

     Consolidated Statements of Changes in Shareowners' Equity-- fiscal years ended December 29, 2001, December 30, 2000, and January 1, 2000.

     Notes to Consolidated Financial Statements.


The following consolidated financial statement schedule of The Stanley Works and subsidiaries is included in Item 14(d):

     F-3 Schedule II--Valuation and Qualifying Accounts


     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         Consent of Independent Auditors

We consent to the incorporation by reference in the following registration statements of The Stanley Works of our report dated January 24, 2002, except for Note H and Note S, as to which the date is February 8, 2002, with respect to the consolidated financial statements and schedule of The Stanley Works included in this Annual Report (Form 10-K) for the year ended December 29, 2001.

     o Registration Statement (Form S-8 No. 2-93025)
     o Registration Statement (Form S-8 No. 2-96778)
     o Registration Statement (Form S-8 No. 2-97283)
     o Registration Statement (Form S-8 No. 33-16669)
     o Registration Statement (Form S-3 No. 33-12853)
     o Registration Statement (Form S-3 No. 33-19930)
     o Registration Statement (Form S-8 No. 33-39553)
     o Registration Statement (Form S-8 No. 33-41612)
     o Registration Statement (Form S-3 No. 33-46212)
     o Registration Statement (Form S-3 No. 33-47889)
     o Registration Statement (Form S-8 No. 33-55663)
     o Registration Statement (Form S-8 No. 33-62565)
     o Registration Statement (Form S-8 No. 33-62567)
     o Registration Statement (Form S-8 No. 33-62575)
     o Registration Statement (Form S-8 No. 333-42346)
     o Registration Statement (Form S-8 No. 333-42582)
     o Registration Statement (Form S-8 No. 333-64326)


                                                           /s/ ERNST & YOUNG LLP

Hartford, Connecticut
February 18, 2002

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       THE STANLEY WORKS AND SUBSIDIARIES
   Fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000
                            (In Millions of Dollars)


---------------------------------------------------------------------------------------------------------------------
                         COL. A                    COL. B                              COL. C
---------------------------------------------------------------------------------------------------------------------
                                                                                         ADDITIONS
                                                                   -----------------------------------------------
                                                                            (1)                   (2)
                       Description         Balance at Beginning       Charged to Costs        Charged to Other
                                                   of Period             and Expenses        Accounts-Describe
---------------------------------------------------------------------------------------------------------------------
Fiscal year ended December 29, 2001
   Reserves and allowances deducted from
       asset accounts:
          Allowance for doubtful accounts:
              Current                               $41.9                  $18.0               ($3.5)(B)

              Noncurrent                              0.6                      -                 1.0 (B)


Fiscal year ended December 30, 2000
   Reserves and allowances deducted from
       asset accounts:
          Allowance for doubtful accounts:
              Current                               $43.4                  $24.3                $2.2 (B)


              Noncurrent                              0.7                      -                (0.1)(B)


Fiscal year ended January 1, 2000
   Reserves and allowances deducted from
       asset accounts:
          Allowance for doubtful accounts:
              Current                               $26.7                  $31.3                $3.1 (B)


              Noncurrent                              0.6                      -                 0.1 (B)



                                            ----------------------------------------------
                                               COL. D                      COL. E
                                            ----------------------------------------------



                                            Deductions-Describe        Balance at End
                                                                         of Period
                                            ----------------------------------------------
Fiscal year ended December 29, 2001
   Reserves and allowances deducted from
       asset accounts:
          Allowance for doubtful accounts:
              Current                               $24.1 (A)              $32.3

               Noncurrent                             0.2                    1.4

Fiscal year ended December 30, 2000
   Reserves and allowances deducted from
       asset accounts:
          Allowance for doubtful accounts:
              Current                               $28.0 (A)              $41.9

              Noncurrent                               -                     0.6

Fiscal year ended January 1, 2000
   Reserves and allowances deducted from
       asset accounts:
          Allowance for doubtful accounts:
              Current                               $17.7 (A)              $43.4

              Noncurrent                               -                     0.7



Notes:   (A)  Represents doubtful accounts charged off, less recoveries of accounts previously charged off.
         (B)  Represents net transfers to/from other accounts, foreign currency translation adjustments and acquisitions/divestitures.

                         Report of Independent Auditors

The Shareowners
The Stanley Works

We have audited the accompanying consolidated balance sheets of The Stanley Works and subsidiaries as of December 29, 2001 and December 30, 2000, and the related consolidated statements of operations, changes in shareowners' equity, and cash flows for each of the three fiscal years in the period ended December 29, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Stanley Works and subsidiaries at December 29, 2001 and December 30, 2000, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                           /s/ ERNST & YOUNG LLP


Hartford, Connecticut
January 24, 2002, except for Note H and Note S, as to which the date is February 8, 2002

CONSOLIDATED STATEMENTS OF OPERATIONS


Fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000

(Millions of Dollars, except per share amounts)         2001             2000              1999
                                                        ----             ----              ----
NET SALES                                            $ 2,624.4         $ 2,748.9        $ 2,751.8

COSTS AND EXPENSES
Cost of sales                                          1,701.3           1,751.5          1,813.9
Selling, general and administrative                      593.7             656.6            703.0
Interest-net                                              25.6              27.1             27.9
Other-net                                                (5.3)              20.0            (2.5)
Restructuring charges and asset impairments               72.4                 -           (21.3)
                                                        ------            ------           ------
                                                       2,387.7           2,455.2          2,521.0
                                                        ------            ------           ------
EARNINGS BEFORE INCOME TAXES                             236.7             293.7            230.8
INCOME TAXES                                              78.4              99.3             80.8
                                                        ------            ------           ------
NET EARNINGS                                         $   158.3         $   194.4        $   150.0
                                                        ======            ======           ======

NET EARNINGS PER SHARE OF COMMON STOCK
   BASIC                                             $    1.85         $    2.22        $    1.67
   DILUTED                                           $    1.81         $    2.22        $    1.67

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

December 29, 2001 and December 30, 2000

(Millions of Dollars)                                        2001           2000
                                                             ----           ----
ASSETS
------
CURRENT ASSETS
Cash and cash equivalents                                  $    115.2 $     93.6
Accounts and notes receivable                                   551.3      531.9
Inventories                                                     410.1      398.1
Deferred taxes                                                    4.7       29.6
Other current assets                                             60.1       41.1
                                                           ---------- ----------
TOTAL CURRENT ASSETS                                          1,141.4    1,094.3
PROPERTY, PLANT AND EQUIPMENT                                   494.3      503.7
GOODWILL AND OTHER INTANGIBLES                                  236.1      175.9
OTHER ASSETS                                                    183.9      110.9
                                                           ---------- ----------
TOTAL ASSETS                                               $  2,055.7 $  1,884.8
                                                           ========== ==========
LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings                                      $    177.3 $    207.6
Current maturities of long-term debt                            120.1        6.1
Accounts payable                                                247.7      239.8
Accrued expenses                                                280.4      253.8
                                                           ---------- ----------
TOTAL CURRENT LIABILITIES                                       825.5      707.3
LONG-TERM DEBT                                                  196.8      248.7
RESTRUCTURING RESERVES                                           11.5        1.3
OTHER LIABILITIES                                               189.6      191.0
SHAREOWNERS' EQUITY
Preferred stock, without par value:
  Authorized and unissued 10,000,000 shares
Common stock, par value $2.50 per share:
  Authorized 200,000,000 shares;
  issued 92,343,410 shares
  in 2001 and 2000                                              230.9      230.9
Retained earnings                                             1,184.9    1,039.6
Accumulated other comprehensive loss                           (138.9)   (124.5)
ESOP debt                                                      (187.7)   (194.8)
                                                           ---------- ----------
                                                              1,089.2      951.2
Less: cost of common stock in treasury
  (7,684,663 shares in 2001 and 7,155,158 shares in 2000)       256.9      214.7
                                                           ---------- ----------
TOTAL SHAREOWNERS' EQUITY                                       832.3      736.5
                                                           ---------- ----------
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                   $ 2,055.7  $ 1,884.8
                                                            =========  =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000

(Millions of Dollars)                                            2001          2000         1999
                                                                 ----          ----         ----
OPERATING ACTIVITIES:
Net earnings                                                     $158.3       $194.4       $150.0
Adjustments to reconcile net earnings to net cash
     provided by operating activities:
         Depreciation and amortization                             82.9         83.3         85.6
         Provision for bad debts                                   17.2         24.3         31.3
         Restructuring and asset impairments                       72.4            -        (21.3)
         Other non-cash items                                       0.1         17.9         26.4
Changes in operating assets and liabilities:
         Accounts and notes receivable                            (32.6)       (15.8)       (66.9)
         Inventories                                              (14.6)       (29.2)       (12.5)
         Accounts payable and accrued expenses                    (66.8)       (42.0)        18.1
         Income taxes                                              25.7          9.8         19.8
         Other                                                    (21.0)        (6.5)        (8.2)
                                                                  -----        -----        -----
Net cash provided by operating activities                         221.6        236.2        222.3
                                                                  -----        -----        -----
INVESTING ACTIVITIES:
Capital expenditures                                              (55.7)       (59.8)       (77.9)
Capitalized software                                              (17.4)        (4.6)       (25.0)
Proceeds from sales of assets                                       9.8         14.1         35.1
Business acquisitions                                             (79.3)           -            -
Other                                                             (27.2)       (19.7)        (0.1)
                                                                  -----        -----        -----
Net cash used by investing activities                            (169.8)       (70.0)       (67.9)
                                                                  -----        -----        -----
FINANCING ACTIVITIES:
Payments on long-term debt                                         (2.4)       (32.7)      (156.7)
Proceeds from long-term borrowings                                 75.0            -        121.3
Net short-term financing                                          (29.3)        59.7        (61.1)
Proceeds from swap terminations                                       -            -         13.9
Proceeds from issuance of common stock                             25.4          8.9         10.0
Purchase of common stock for treasury                             (11.0)      (108.6)       (21.4)
Cash dividends on common stock                                    (80.5)       (78.3)       (77.5)
                                                                  -----        -----        -----
Net cash used by financing activities                             (22.9)      (151.0)      (171.5)
                                                                  -----        -----        -----
Effect of exchange rate changes on cash                            (7.4)        (9.6)        (5.0)
                                                                  -----        -----        -----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   21.6          5.6        (22.1)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                       93.6         88.0        110.1
                                                                  -----        -----        -----
CASH AND CASH EQUIVALENTS, END OF YEAR                         $  115.2      $  93.6      $  88.0
                                                                  =====        =====        =====

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY

Fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000

                                                                    ACCUMULATED
                                                                          OTHER
                                              COMMON     RETAINED  COMPREHENSIVE     ESOP      TREASURY      SHAREOWNERS'
                                               STOCK    EARNINGS   INCOME (LOSS)     DEBT        STOCK            EQUITY

(Millions of Dollars,
except per share amounts)
BALANCE JANUARY 2, 1999                      $ 230.9  $   867.2     $  (84.6)      $ (213.2)     $(130.9)       $ 669.4

Comprehensive income:
    Net earnings                                          150.0                                                   150.0
    Currency translation adjustment                                    (15.6)                                     (15.6)
    Minimum pension liability                                            1.0                                        1.0
                                                                                                                  -----
  Total comprehensive income                                                                                      135.4
Cash dividends declared-$.87 per share                    (77.5)                                                  (77.5)
Issuance of common stock                                   (8.3)                                    21.4           13.1
Purchase of common stock                                                                           (19.5)         (19.5)
Equity hedge shares delivered                              (8.0)                                     8.0            -
Tax benefit related to stock options                         .8                                                      .8
ESOP debt and tax benefit                                   2.7                        11.0                        13.7
                                               -----      -----         ----          -----         -----         -----
 BALANCE JANUARY 1, 2000                       230.9      926.9        (99.2)        (202.2)       (121.0)        735.4
Comprehensive income:
     Net earnings                                         194.4                                                   194.4
     Currency translation adjustment                                   (24.6)                                     (24.6)
     Minimum pension liability                                           (.7)                                       (.7)
                                                                                                                  -----
   Total comprehensive income                                                                                     169.1
Cash dividends declared-$.90 per share                   (78.3)                                                   (78.3)
Issuance of common stock                                  (6.5)                                      17.5          11.0
Purchase of common stock                                                                           (111.5)       (111.5)
Equity hedge shares delivered                              (.3)                                        .3            -
Tax benefit related to stock options                        .8                                                       .8
ESOP debt and tax benefit                                  2.6                          7.4                        10.0
                                               -----     -----         -----          -----         -----         -----
 BALANCE DECEMBER 30, 2000                     230.9   1,039.6        (124.5)        (194.8)       (214.7)        736.5
Comprehensive income:
     Net earnings                                        158.3                                                    158.3
     Currency translation adjustment
      and other                                                        (12.6)                                     (12.6)
     Minimum pension liability                                          (1.8)                                      (1.8)
                                                                                                                  -----
   Total comprehensive income                                                                                     143.9
Cash dividends declared-$.94 per share                   (80.5)                                                   (80.5)
Issuance of common stock                                  (9.0)                                      35.6          26.6
Purchase of common stock                                                                            (10.8)        (10.8)
Equity hedge shares received                              67.0                                      (67.0)           -
Tax benefit related to stock options                       3.7                                                      3.7
ESOP debt and tax benefit                                  5.8                          7.1                        12.9
                                               -----    -----          -----          -----         -----         -----
 BALANCE DECEMBER 29, 2001                   $ 230.9  $1,184.9      $(138.9)       $ (187.7)     $ (256.9)      $ 832.3
                                               =====    ======        =====           =====         =====         =====

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------
The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries which require consolidation, after the elimination of intercompany accounts and transactions. The company's fiscal year ends on the Saturday nearest to December 31. There were 52 weeks in fiscal years 2001, 2000 and 1999.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

Foreign Currency Translation
----------------------------
For foreign operations with functional currencies other than the U.S. dollar, asset and liability accounts are translated at current exchange rates; income and expenses are translated using weighted average exchange rates. Resulting translation adjustments, as well as gains and losses from certain intercompany transactions, are reported in a separate component of shareowners' equity. Translation adjustments for operations in highly inflationary economies and exchange gains and losses on transactions are included in earnings, and amounted to net losses for 2001, 2000 and 1999 of $0.1 million, $2.3 million and $4.8 million, respectively.

Cash Equivalents
----------------
Highly liquid investments with original maturities of three months or less are considered cash equivalents.

Inventories
-----------
U.S. inventories are valued at the lower of last-in, first-out (LIFO) cost or market. Other inventories are valued generally at the lower of first-in, first-out (FIFO) cost or market.

Long-Lived Assets
-----------------
Property, plant and equipment are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using a combination of accelerated and straight-line methods over the estimated useful lives of the assets.

Goodwill is amortized on a straight-line basis over periods not exceeding forty years. The company periodically evaluates the existence of goodwill impairment on the basis of whether amounts recorded are recoverable from projected undiscounted cash flows of related businesses. Impairment losses are valued by comparing the carrying value of the goodwill to its fair value, determined by the discounted cash flow method.

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment losses were charged to operations in 2001 and 1999 and were included in "Restructuring and Asset Impairments" in the Consolidated Statements of Operations.

Financial Instruments
---------------------
The company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of SFAS Statement No. 133, on December 31, 2000. As a result of adoption of SFAS 133 and 138, the company recognizes all derivative financial instruments, such as interest rate swap agreements, foreign currency options, and foreign exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. The effect of the adoption of SFAS 133 and 138 did not have a material impact on the company's consolidated balance sheet, operating results or cash flows. Subsequent to adoption, changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareowners' equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income. Changes in fair value of derivatives used as hedges of the net investment in foreign operations are reported in other comprehensive income as part of the cumulative translation adjustment. Changes in fair values of derivatives not qualifying as hedges are reported in income. Hedge ineffectiveness expense of $2.0 million for fiscal 2001 was recorded in cost of sales.

Prior to December 31, 2000, the company also used interest rate swap agreements, foreign currency options and foreign exchange contracts for hedging purposes.

The net interest paid or received on the swaps is recognized as interest expense. Gains resulting from the early termination of interest rate swap agreements are deferred and amortized as adjustments to interest expense over the remaining period originally covered by the terminated swap. The company manages exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of forward exchange contracts or currency options. The company enters into forward exchange contracts to hedge intercompany loans and enters into purchased foreign currency options to hedge anticipated transactions. Gains and losses on forward exchange contracts are deferred and recognized as part of the underlying transactions. Changes in the fair value of options, representing a basket of foreign currencies to hedge anticipated cross-currency cash flows, are included in cost of sales. The company does not use financial instruments for trading or speculative purposes.

Revenue Recognition
-------------------
Revenue is recognized when the earning process is complete and the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon shipment of the finished product.

The company enters into arrangements licensing its brand name on specifically approved products. The licensees pay the company royalties as products are sold, subject to annual minimum guaranteed amounts. For those arrangements where the company has continuing involvement with the licensee, royalty revenues are recognized as they are earned over the life of the agreement. For certain agreements, where the company has no further continuing involvement with the licensee, the company recognizes the guaranteed minimum royalties at the time the arrangement becomes effective and all applicable products have been approved.

Income Taxes
------------
Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

Earnings per Share
------------------
Basic earnings per share equals net earnings divided by weighted average shares outstanding during the year. Diluted earnings per share include the impact of common stock equivalents using the treasury stock method when the effect is dilutive.

Stock-Based Compensation
------------------------
The company accounts for its employee stock compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost is recognized for stock-based compensation unless the quoted market price of the stock at the grant date is in excess of the amount the employee must pay to acquire the stock. Pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting had been applied, are presented in Note J.

Shipping and Handling Fees and Costs
------------------------------------
It is the general practice of the company to not bill customers for freight. Shipping and handling costs associated with inbound freight are included in cost of sales. Shipping costs associated with outbound freight are included as a reduction in net sales and amounted to $136 million, $132 million and $123 million in 2001, 2000 and 1999, respectively. The company records distribution costs in SG&A expenses and amounted to $75 million, $82 million and $85 million in 2001, 2000 and 1999, respectively.

New Accounting Standards
------------------------
In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30, ("APB 30"), for the disposal of a segment of a business (as previously defined in APB 30). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. SFAS No. 144 retains the basic provisions of APB 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). The company will adopt SFAS 144 effective in fiscal year 2002. Upon adoption, management does not expect SFAS No. 144 to have a material impact on the company's financial statements.

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangibles". Under SFAS 142, goodwill is no longer amortized over its estimated useful life but is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The statements are effective for the company's fiscal year 2002. The company does not expect any impairment of goodwill upon adoption. Goodwill amortization was $7.6 million in 2001, $5.3 million in 2000 and $5.5 million in 1999.

In June 2001, the FASB issued SFAS 141, "Business Combinations". SFAS 141 supercedes APB Opinion No. 16 by requiring that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. SFAS 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. The issuance of SFAS 141 had no impact on the company during 2001 as no business combinations were initiated after June 30, 2001.

In April 2001, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services ("EITF 00-25"). This issue addresses the income statement classification of "slotting fees", cooperative advertising arrangements and "buydowns". The consensus will require that certain customer promotional payments that are currently classified as marketing expenses within selling, general and administrative expense on the statement of operations be classified as a reduction of revenue. The impact of EITF 00-25 on the consolidated financial statements is expected to result in an adjustment to net sales of less than 1% of the amounts already reported. The offset to this reclassification is primarily within advertising expense. The adoption of EITF 00-25 will have no impact on profit from operations, net income or earnings per share. The company will adopt EITF 00-25, effective January 1, 2002.

Reclassifications
-----------------
Certain prior year's amounts have been reclassified to conform to the current year presentation.


B. ACQUISITION

In April 2001, the company acquired Contact East, a leading business to business distributor of mission critical tools and supplies for assembly, testing, and repair electronics in the United States for $79.3 million. The purchase price was allocated to the fair market value of the assets acquired and liabilities assumed and resulted in goodwill of $65.1 million, which was being amortized over a 20 year period.

The aforementioned acquisition was accounted for as a purchase transaction and, accordingly, the operating results have been included in the company's consolidated financial statements since the date of acquisition. The acquisition did not have a material pro forma impact on 2001 operations.


C. ACCOUNTS AND NOTES RECEIVABLE


Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries. Adequate provisions have been established to cover anticipated credit losses. At December 29, 2001 and December 30, 2000, allowances for doubtful receivables of $32.3 million and $41.9 million, respectively, were applied as a reduction of current accounts and notes receivable. As of December 29, 2001, the company had one customer that accounted for approximately 10% of its trade receivables.

The company has agreements to sell, on a revolving basis, undivided interests in defined pools of accounts and notes receivable. At December 29, 2001, the defined pools of receivables amounted to $271.7 million. The proceeds from sales of such eligible receivables, primarily to Qualifying Special Purpose Entities (QSPE's), in revolving-period securitizations were $81.4 million in 2001 and $86.7 million in 2000, and these amounts have been deducted from receivables in the December 29, 2001 and December 30, 2000 consolidated balance sheets. There were no gains or losses on these sales. The company is responsible for servicing and collecting the receivables sold and held in the QSPE's. Any incremental additional costs related to such servicing and collection efforts are not significant.


D. INVENTORIES


(Millions of Dollars)                    2001            2000
                                         ----            ----
Finished products                       $308.0         $281.4
Work in process                           49.1           53.8
Raw materials                             53.0           62.9
                                        ------         ------
                                        $410.1         $398.1
                                        ======         ======

Inventories in the amount of $277.0 million at December 29, 2001 and $252.5 million at December 30, 2000 were valued at the lower of LIFO cost or market. If the LIFO method had not been used, inventories would have been $49.9 million and $84.0 million higher than reported at December 29, 2001 and December 30, 2000, respectively.


E. PROPERTY, PLANT AND EQUIPMENT
(Millions of Dollars)                               2001          2000
                                                    ----          ----

Land                                             $    24.6    $    25.4
Buildings                                            224.5        218.3
Machinery and equipment                              904.2        913.8
Computer software                                     76.4         74.7
                                                    ------       ------
                                                   1,229.7      1,232.2
Less: accumulated depreciation
  and amortization                                   735.4        728.5
                                                    ------       ------
                                                 $   494.3     $  503.7
                                                    ======       ======

Depreciation and amortization expense for 2001, 2000 and 1999 was $71.5, $75.9 and $75.6 million, respectively. The company currently has two properties identified as held for sale with a book value of $3.0 million as of December 29, 2001.


F. GOODWILL AND OTHER INTANGIBLES


Goodwill and other intangibles at the end of each fiscal year, net of accumulated amortization of $88.2 million and $79.0 million, were as follows:

(Millions of Dollars)                                 2001         2000
                                                      ----         ----
Goodwill                                          $   216.2     $  160.4
Other                                                  19.9         15.5
                                                     ------       ------
                                                  $   236.1     $  175.9
                                                     ======       ======

The increase in intangibles is primarily a result of the acquisition of Contact East during 2001.


G. ACCRUED EXPENSES


(Millions of Dollars)                                 2001         2000
                                                      ----         ----
Payroll and related taxes                          $  30.3       $ 29.7
Insurance                                             27.2         31.3
Restructuring                                         21.2         12.1
Income taxes                                          77.2         54.8
Other                                                124.5        125.9
                                                   -------       ------
                                                   $ 280.4       $253.8
                                                   =======       ======


H. LONG-TERM DEBT AND FINANCING ARRANGEMENTS


(Millions of Dollars)                                  2001           2000
                                                       ----           ----
Notes payable in 2002                        7.4%    $ 100.0        $ 100.0

Notes payable in 2004                        5.8%      120.0          120.0
Notes payable in 2007                        4.5%       75.0              -
Industrial Revenue Bonds due in
  varying amounts to 2010                5.8-6.8%       19.6           19.6
ESOP loan guarantees,
  payable in varying
  monthly installments
  through 2009                               6.1%       22.5           27.9
Other, including net swap receivables                  (20.2)         (12.7)
                                                      ------         ------
                                                       316.9          254.8
Less: current maturities                               120.1            6.1
                                                      ------         ------
                                                     $ 196.8        $ 248.7
                                                      ======         ======

The company has unused short and long-term credit arrangements with several banks to borrow up to $350.0 million at the lower of prime or money market rates. Of this amount, $100.0 million is long-term. Commitment fees range from ..06% to .08%. In addition, the company has short-term lines of credit with numerous foreign banks aggregating $112.8 million, of which $95.5 million was available at December 29, 2001. Short-term arrangements are reviewed annually for renewal. Of the long-term and short-term lines, $350.0 million is available to support the company's commercial paper program. The weighted average interest rates on short-term borrowings at December 29, 2001 and December 30, 2000 were 2.3% and 6.5%, respectively.

To manage interest costs and foreign exchange risk, the company maintains a portfolio of interest rate swap agreements. The portfolio includes currency swaps that convert $90.5 million of fixed rate United States dollar debt into 4.4% fixed rate Euro debt. The company also has currency swaps that convert $39.0 million of variable rate United States dollar debt to variable rate Euro debt (3.4% weighted average rate). See Note I for more information regarding the company's interest rate and currency swap agreements.

Aggregate annual maturities of long-term debt for the years 2003 to 2006 are $7.1 million, $101.0 million, $2.8 million and $0.6 million, respectively, and $85.3 million thereafter. Interest paid during 2001, 2000 and 1999 amounted to $33.4 million, $36.1 million and $30.8 million, respectively.

Commercial paper and Extendible Commercial Notes utilized to support working capital requirements, were $160.0 million and $187.8 million, as of December 29, 2001 and December 30, 2000, respectively.

On February 7, 2002 the company refinanced $75.0 million of commercial paper through the issuance of 5 year notes payable at a fixed interest rate of 4.5%. This $75.0 million obligation is classified under long-term debt at December 29, 2001.


I. FINANCIAL INSTRUMENTS

The company's objectives in using debt related financial instruments are to obtain the lowest cost source of funds within an acceptable range of variable to fixed-rate debt proportions and to minimize the foreign exchange risk of obligations. To meet these objectives the company enters into interest rate swap and currency swap agreements. A summary of instruments and weighted average interest rates follows. The weighted average variable pay and receive rates are based on rates in effect at the balance sheet dates. Variable rates are generally based on LIBOR or commercial paper rates with no leverage features.


(Millions of Dollars)                                 2001         2000
                                                      ----         ----
Currency swaps                                      $105.3       $112.0
  pay rate                                            4.1%         4.6%
  receive rate                                        4.6%         6.0%
  maturity dates                                 2004-2005    2004-2005


The company uses purchased currency options and forward exchange contracts to reduce exchange risks arising from cross-border cash flows expected to occur over the next one year period. In addition, the company enters into forward exchange contracts to hedge intercompany loans and royalty payments. The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results. At December 29, 2001 and December 30, 2000, the company had forward contracts hedging intercompany loans and royalty payments totaling $20.3 million and $11.3 million, respectively. At December 29, 2001 and December 30, 2000, currency options hedged anticipated transactions totaling $136.5 million and $174.7 million, respectively. The forward contracts and options are primarily denominated in Canadian dollars, Australian dollars, Taiwanese dollars, Israeli Shekels and major European currencies and generally mature within the next one year period.

The counterparties to these interest rate and currency financial instruments are major international financial institutions. The company is exposed to credit risk for net exchanges under these agreements, but not for the notional amounts. The company considers the risk of default to be remote.

A summary of the carrying values and fair values of the company's financial instruments at December 29, 2001 and December 30, 2000 is as follows:

(Millions of Dollars)                       2001                   2000
                                            ----                   ----
                                    Carrying      Fair     Carrying     Fair
                                      Value      Value        Value    Value
                                       -----     -----        -----   ------
Long-term debt,
  including current portion           $341.0    $346.8       $272.2    $270.5
Currency and
  interest rate swaps                 (24.1)    (27.6)       (17.4)    (19.5)
                                       -----     -----        -----     -----
                                      $316.9    $319.2       $254.8    $251.0
                                       =====     =====        =====     =====


Generally, the carrying value of the debt related financial instruments is included in the balance sheet in long-term debt. The fair values of long-term debt are estimated using discounted cash flow analyses, based on the company's marginal borrowing rates. The fair values of foreign currency and interest rate swap agreements are based on current settlement values. The carrying amount of cash equivalents and short-term borrowings approximates fair value.


J. CAPITAL STOCK


Earnings per Share Computation
------------------------------
The following table reconciles the weighted average shares outstanding used to calculate basic and diluted earnings per share.


(Millions of Dollars, except              2001            2000           1999
 per share amounts)                       ----            ----           ----
Net earnings                               $158.3         $194.4          $150.0

Basic earnings per share-
  weighted average shares              85,761,275     87,407,282      89,626,424
Dilutive effect of
  employee stock options                1,706,074        260,499         260,177
                                        ---------      ---------       ---------
Diluted earnings per share-
  weighted average shares              87,467,349     87,667,781      89,886,601
                                       ==========     ==========      ==========
Earnings per share:
  Basic                                   $  1.85        $  2.22         $  1.67
  Diluted                                 $  1.81        $  2.22         $  1.67


Common Stock Share Activity
---------------------------
The activity in common shares for each year, net of treasury stock, was as follows:

                                         2001             2000           1999
                                         ----             ----           ----
Outstanding, beginning of year        85,188,252      88,945,175     88,771,928
Issued                                 1,170,480         557,490      1,139,671
Purchased                             (1,699,985)     (4,314,413)      (966,424)
                                      ----------      ----------     ----------
Outstanding, end of year              84,658,747      85,188,252     88,945,175
                                      ==========      ==========     ==========


Common Stock Reserved
---------------------
At December 29, 2001 and December 30, 2000, the number of shares of common stock reserved for future issuance under various employee and director stock plans was as follows:

                                                  2001                   2000
                                                  -----                  ----
Employee Stock Purchase Plan                     3,797,153             4,070,937
Stock Option Plans                              22,284,943            13,129,214
                                                ----------            ----------
                                                26,082,096            17,200,151
                                                ==========            ==========

Preferred Stock Purchase Rights
-------------------------------
Each outstanding share of common stock has one half of a share purchase right. Each purchase right may be exercised to purchase one two-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $220.00, subject to adjustment. The rights, which do not have voting rights, expire on March 10, 2006, and may be redeemed by the company at a price of $.01 per right at any time prior to the tenth day following the public announcement that a person has acquired beneficial ownership of 10% or more of the outstanding shares of common stock.

In the event that the company is acquired in a merger or other business combination transaction, provision shall be made so that each holder of a right (other than a holder who is a 10%-or-more shareowner) shall have the right to receive, upon exercise thereof, that number of shares of common stock of the surviving company having a market value equal to two times the exercise price of the right. Similarly, if anyone becomes the beneficial owner of more than 10% of the then outstanding shares of common stock (except pursuant to an offer for all outstanding shares of common stock which the independent directors have deemed to be fair and in the best interest of the company), provision will be made so that each holder of a right (other than a holder who is a 10%-or-more shareowner) shall thereafter have the right to receive, upon exercise thereof, common stock (or, in certain circumstances, cash, property or other securities of the company) having a market value equal to two times the exercise price of the right. At December 29, 2001, there were 42,329,374 outstanding rights. There are 250,000 shares of Series A Junior

Participating Preferred Stock reserved for issuance in connection with the rights.

Stock Options and Awards
------------------------
The company has stock option plans for salaried employees, key executives and outside directors of the company. The plans primarily provide for the grant of stock options, but also permit grants of restricted stock and other awards. Options are granted at the market price of the company's stock on the date of grant and have a term of 10 years. Generally, stock options are 50% exercisable between one and three years from the anniversary of the grant and the remaining 50% are exercisable between two and five years from the anniversary of the grant.

Information regarding the company's stock option plans is summarized below:

                           2001                              2000                             1999
                           ----                              ----                             ----
                                  Weighted                         Weighted                         Weighted
                                   Average                          Average                          Average
                                  Exercise                         Exercise                         Exercise
                      Options        Price             Options        Price             Options        Price
                     --------        -----           ---------        -----           ---------        -----
Outstanding,
  beginning
  of year           9,989,441       $27.19           6,413,578       $28.89           4,824,891       $29.56
Granted             1,967,352        38.30           4,142,650        23.89           2,158,350        27.12
Exercised           (833,529)        25.19           (356,160)        20.12           (341,263)        21.58
Forfeited         (1,267,380)        30.38           (210,627)        22.97           (228,400)        37.15
                   ----------       ------           ---------       ------           ---------       ------
Outstanding,
  end of year       9,855,884       $29.17           9,989,441       $27.19           6,413,578       $28.89
                   ==========       ======           =========       ======           =========       ======
Options
  exercisable,
  end of year       6,382,194       $27.71           6,192,691       $27.28           3,608,261       $29.06
                   ==========       ======           =========       ======           =========       ======


Options outstanding as of December 29, 2001 had exercise prices as follows:
3,312,359 options ranging from $18.56 to $24.97, 4,221,173 options ranging from $25.13 to $34.62 and 2,322,352 options ranging from $35.23 to $55.98. The weighted average remaining contractual life of these options is 7.7 years.

Stanley Common Stock Equity Hedge
---------------------------------
The company enters into equity hedges, in the form of equity forwards on Stanley common shares, to offset the dilutive effect on earnings per share of in-the-money stock options and to reduce potential cash outflow for the repurchase of the company's stock to offset stock option exercises. The counterparties to these forward contracts are major U.S. financial institutions with whom the risk of non-performance is remote. Interim quarterly settlements are in shares of stock, not cash, and are accounted for within equity. When the price of Stanley stock has appreciated since the last quarterly interim settlement, the company receives Stanley common shares from the counterparties. When the price of Stanley stock has depreciated since the last quarterly interim settlement, the company delivers Stanley common stock from treasury shares to the counterparties.

The notional amount of the equity forward contracts at December 29, 2001 is $212 million. For the years ended December 29, 2001, December 30, 2000, and January 1, 2000 the company received 1,432,264 shares of common stock valued at $67.0 million, delivered 25,166 shares of common stock valued at $.3 million, and delivered 227,710 shares of common stock valued at $8.0 million, respectively, under the equity hedge program.

Employee Stock Purchase Plan
----------------------------
The Employee Stock Purchase Plan enables substantially all employees in the United States, Canada and Belgium to subscribe at any time to purchase shares of common stock on a monthly basis at the lower of 85% of the fair market value of the shares on the first day of the plan year ($17.32 per share for fiscal year 2001 purchases) or 85% of the fair market value of the shares on the last business day of each month. A maximum of 6,000,000 shares are authorized for subscription. During 2001, 2000 and 1999 shares totaling 273,784, 100,369, and 127,447, respectively, were issued under the plan at average prices of $17.32, $20.82 and $22.85 per share, respectively.

Long-Term Stock Incentive Plan
------------------------------
The Long-Term Stock Incentive Plan (LTSIP) provides for the granting of awards to senior management employees for achieving company performance measures. The Plan is administered by the Compensation and Organization Committee of the Board of Directors consisting of non-employee directors. Awards are generally payable in shares of common stock as directed by the Committee. Shares totaling 10,742, 41,532, and 46,746 were issued in 2001, 2000 and 1999, respectively. LTSIP expense was $.1 million in 2001, $.8 million in 2000 and $.3 million in 1999.

Stock Compensation Plan
-----------------------
The company accounts for stock option grants under its stock-based compensation plans and stock purchases under the Employee Stock Purchase Plan in accordance with APB No. 25. Accordingly, no compensation cost has been recognized for stock option grants since the options have exercise prices equal to the market value of the company's common stock at the date of grant. If compensation cost for the company's stock-based compensation plans had been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", the company's net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:


                                        2001        2000       1999
                                        ----        ----       ----
Pro forma net earnings
  (in millions)                       $154.5      $173.2     $141.4

Pro forma earnings per share:
  Basic                              $  1.80     $  1.98    $  1.58
  Diluted                            $  1.77     $  1.97    $  1.57


Pro forma compensation cost relating to the stock options is recognized over the six month vesting period for 2000 and prior grants and over the 3.6 year weighted average vesting period for 2001 grants. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999, respectively: dividend yield of 2.6%, 3.8% and 3.5%; expected volatility of 40% for 2001, 2000 and 1999; risk-free interest rates of 4.8%, 6.1% and 7.0%, and expected lives of 7 years. The weighted average fair value of stock options granted in 2001, 2000 and 1999 was $14.31, $8.15 and $9.92, respectively. As discussed previously under the caption "Stanley Common Stock Equity Hedge", the impact of the equity forward contract has been included in the basic shares outstanding calculation.

Employee Stock Purchase Plan compensation cost is recognized in the fourth quarter when the purchase price for the following fiscal year is established. The fair value of the employees' purchase rights under the Employee Stock Purchase Plan was estimated using the following assumptions for 2001, 2000 and 1999, respectively: dividend yield of 3.0%, 5.2% and 3.5%, expected volatility of 40% for 2001, 2000 and 1999; risk-free interest rates of 2.0%, 6.0% and 6.4%, and expected lives of one year. The weighted average fair value of those purchase rights granted in 2001, 2000 and 1999 was $8.48, $5.68 and $10.09, respectively.


K. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated Other Comprehensive Loss at the end of each fiscal year was as follows:


(Millions of Dollars)                    2001            2000            1999
                                         ----            ----            ----
Currency translation adjustment         ($136.3)       ($123.4)         ($98.8)
Minimum pension liability                  (2.9)          (1.1)           (0.4)
Cash flow hedge effectiveness               0.3              -               -
                                       ---------      ---------       ---------
                                        ($138.9)       ($124.5)         ($99.2)
                                        ========       ========        ========

L. EMPLOYEE BENEFIT PLANS


Employee Stock Ownership Plan (ESOP)
------------------------------------
Substantially all U.S. employees may contribute from 1% to 15% of their salary to a tax deferred savings plan. Employees elect where to invest their own contributions. The company contributes an amount equal to one-half of the employee contribution up to the first 7% of their salary, all of which is invested in the company's common stock. The amounts in 2001, 2000 and 1999 under this matching arrangement were $5.8 million, $7.0 million and $7.1 million, respectively.

The company also provides a non-contributory benefit for U.S. salaried and non-union hourly employees, called the Cornerstone plan. Under this benefit arrangement, the company contributes amounts ranging from 3% to 9% of employee compensation based on age. Approximately 3,000 U.S. employees receive an additional average 1.5% contribution actuarially designed to replace the pension benefits curtailed in 2001. Contributions under the Cornerstone plan were $12.7 million in 2001, $13.0 million in 2000, and $13.9 million in 1999. Assets of the Cornerstone defined contribution plan are invested in equity securities and bonds.

Shares of the company's common stock held by the ESOP were purchased with the proceeds of external borrowings in 1989 and borrowings from the company in 1991. The external ESOP borrowings are guaranteed by the company and are included in long-term debt. Shareowners' equity reflects both the internal and the external borrowing arrangements.

Unallocated shares are released from the trust based on current period debt principle and interest payments as a percentage of total future debt principle and interest payments. These released shares along with allocated dividends, dividends on unallocated shares acquired with the 1991 loan, and shares purchased on the open market are used to fund employee contributions, employer contributions and dividends earned on participant account balances. Dividends on unallocated shares acquired with the 1989 loan are used only for debt service.

Net ESOP activity recognized is based on total debt service and share purchase requirements less employee contributions and dividends on ESOP shares. The company's net ESOP activity resulted in expense of $0.1 million in 2001, $8.6 million in 2000 and $10.7 million in 1999.

Dividends on ESOP shares, which are charged to shareowners' equity as declared, were $13.6 million in 2001, $14.2 million in 2000 and $14.7 million in 1999. Interest costs incurred by the ESOP on external debt for 2001, 2000 and 1999 were $1.5 million, $1.9 million and $2.2 million, respectively. Both allocated and unallocated ESOP shares are treated as outstanding for purposes of computing earnings per share. As of December 29, 2001 the number of ESOP shares allocated to participant accounts was 6,001,410 and the number of unallocated shares was 7,637,039. The fair value of the unallocated ESOP shares at December 29, 2001 was $355.3 million.

Pension And Other Benefit Plans
-------------------------------
The company sponsors pension plans covering most domestic hourly and executive employees, and approximately 2,250 foreign employees. Benefits are generally based on salary and years of service, except for collective bargaining employees whose benefits are based on a stated amount for each year of service.

In 2001, the company curtailed the U.S. salaried and non-union hourly plan with respect to eliminating the impact from future salary increases on benefits, resulting in a curtailment gain of $29.3 million. The company expects to settle the pension obligations to participants in 2002.

The company's funding policy for its defined benefit plans is to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with federal law and other regulations. Plan assets are invested in equity securities, bonds, real estate and money market instruments. If the plans are terminated or merged with another plan within three years following a change in control of the company, any excess plan assets are to be applied to increase the benefits of all participants.

The company contributes to multi-employer plans for certain collective bargaining U.S. employees. In addition, various other defined contribution plans are sponsored worldwide.

(Millions of Dollars)                   2001          2000         1999
                                        ----          ----         ----
Multi-employer plan expense            $  .5         $  .5        $  .2
Defined contribution plan expense      $ 3.3         $ 2.3        $ 1.9


The components of net periodic pension cost are as follows:

                                                 U.S. Plans                              Non-U.S. Plans
                                       -------------------------------          ----------------------------
(Millions of Dollars)                   2001          2000    1999              2001        2000        1999
                                        ----          ----    ----              ----        ----        ----
Service cost                         $   2.6        $  3.0        $ 3.8        $ 4.7        $ 5.6      $ 4.6
Interest cost                           19.4          20.8         21.8          7.5          7.3        7.6
Expected return on plan assets         (34.0)        (36.8)       (33.8)       (10.9)       (11.7)     (12.0)
Amortization of transition asset         (.6)          (.6)         (.6)         (.1)         (.1)       (.1)
Amortization of prior service cost       1.0            .9           .8           .3           .3         .3
Actuarial (gain) loss                   (3.7)         (4.2)          .2            -          (.8)       1.5
Curtailment gain                       (29.3)            -            -            -         (1.4)       (.5)
                                     -------        ------        ------        -----       -----      -----
Net periodic pension (income)
     expense                         $ (44.6)       $(16.9)       $(7.8)       $ 1.5          (.8)     $ 1.4
                                     =======        ======        ======       ======       =====      =====


The company provides medical and dental benefits for certain retired employees in the United States. In addition, domestic employees who retire from active service are eligible for life insurance benefits. Net periodic postretirement benefit expense was $1.8 million in 2001, $1.7 million in 2000 and $2.3 million in 1999.

The changes in the pension and other postretirement benefit obligations, fair value of plan assets as well as amounts recognized in the consolidated balance sheets, are shown below:


                                                   Pension Benefits                          Other Benefits
                                                   ----------------                          --------------
                                         U.S. Plans               Non-U.S. Plans               U.S. Plans
                                         ----------               --------------               ----------
(Millions of Dollars)                   2001       2000          2001        2000            2001       2000
                                        ----       ----          ----        ----            ----       ----
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at end of
     prior year                      $ 262.6    $ 291.7         $ 120.1    $ 134.6         $ 14.4     $ 16.3
Service cost                             2.6        3.0             4.7        5.6             .6         .7
Interest cost                           19.4       20.8             7.5        7.3            1.2        1.0
Curtailment gain                       (29.7)         -               -          -              -          -
Change in discount rate                 14.8          -             2.1          -             .7          -
Actuarial (gain) loss                   17.4       (8.5)            4.5       (4.6)           2.7       (1.9)
Plan amendments                          1.6        1.9             1.5         .7              -          -
Foreign currency exchange rates            -          -            (4.6)      (9.3)             -          -
Benefits paid                          (39.2)     (46.3)           (5.5)     (14.2)          (1.7)      (1.7)
                                     -------    -------         -------    -------         ------     ------
Benefit obligation at end of year    $ 249.5    $ 262.6         $ 130.3    $ 120.1         $ 17.9     $ 14.4
                                     =======    =======         =======    =======         ======     ======

CHANGE IN PLAN ASSETS:
Fair value of plan assets at
     end of prior year               $ 406.8    $ 416.2         $ 142.9    $ 167.0        $     -    $     -
Actual return on plan assets            28.6       35.8           (15.2)        .4              -          -
Foreign currency exchange
     rate changes                          -          -            (5.2)     (11.9)             -          -
Employer contribution                     .7        1.1             2.6        1.6            1.7        1.7

                                                   Pension Benefits                         Other Benefits
                                                   ----------------                         --------------
                                         U.S. Plans               Non-U.S. Plans              U.S. Plans
                                         ----------               --------------              ----------
(Millions of Dollars)                   2001       2000           2001       2000           2001       2000
                                        ----       ----           ----       ----           ----       ----
Benefits paid                          (39.2)     (46.3)           (5.5)     (14.2)          (1.7)      (1.7)
                                     -------    -------         -------     -------       -------    -------
Fair value of plan assets at
     end of plan year                $ 396.9    $ 406.8         $ 119.6     $ 142.9       $     -    $     -
                                     =======    =======         =======     =======       =======    =======

Funded status-assets in excess
     (less than) benefit obligation  $ 147.4    $ 144.2         $ (10.7)    $ 22.8        $ (17.9)   $ (14.4)
Unrecognized prior service cost          7.1        6.5             4.8        4.1             .1         .2
Unrecognized net actuarial
     (gain) loss                       (90.8)    (131.6)           24.4       (7.2)           1.8       (1.7)
Unrecognized net asset
     at transition                       (.6)      (1.3)              -        (.7)             -          -
                                     -------    -------         -------     -------       -------    -------
Net amount recognized                $  63.1    $  17.8         $  18.5     $ 19.0        $ (16.0)   $ (15.9)
                                     =======    =======         =======     =======       =======    =======

AMOUNTS RECOGNIZED IN THE
     CONSOLIDATED BALANCE SHEET:
Prepaid benefit cost                 $  75.9    $  28.9         $  23.9     $  23.2       $     -    $     -
Accrued benefit liability              (19.3)     (13.5)           (5.9)      (4.3)         (16.0)     (15.9)
Intangible asset                         3.6        1.3              .5         .1              -          -
Accumulated other
     comprehensive loss                  2.9        1.1               -          -              -          -
                                     -------    -------         -------     -------       -------    -------
Net amount recognized                $  63.1    $  17.8         $  18.5     $ 19.0        $ (16.0)   $ (15.9)
                                     =======    =======         =======     =======       =======    =======


WEIGHTED AVERAGE ASSUMPTIONS USED:
Discount rate                            7.0%       7.5%            6.0%       6.25%          7.0%       7.5%
Average wage increase                    4.0%       4.0%            3.5%       3.5%             -          -
Expected return on plan assets           9.0%       9.0%            8.5%       8.5%             -          -

PENSION PLANS IN WHICH ACCUMULATED
BENEFIT OBLIGATION EXCEEDS PLAN
ASSETS AT YEAR END:
Projected benefit obligation         $  21.1    $   15.6        $  30.3     $  6.2
Accumulated benefit obligation       $  18.8    $   13.8        $  24.2     $  4.3
Fair value of plan assets            $     -    $      -        $  19.0     $  1.5

The weighted average annual assumed rate of increase in the per-capita cost of covered benefits (i.e., health care cost trend rate) is assumed to be 12.0% for 2002 reducing gradually to 6% by 2012 and remaining at that level thereafter. A one percentage point increase in the assumed health care cost trend rate would have increased the accumulated postretirement benefit obligation by $.6 million at December 29, 2001 and net periodic postretirement benefit cost for fiscal 2001 by $.1 million.

M. OTHER COSTS AND EXPENSES


Interest-net for 2001, 2000 and 1999 included interest income of $6.7, $7.5 and $5.4 million, respectively.

Other-net in 2001 includes a pre-tax nonrecurring pension curtailment gain of $29.3 million, or $0.22 per share, net of taxes. Other-net in 1999 includes a gain on the termination of a cross-currency financial instrument of $11.4 million ($.08 per share).

Advertising costs are expensed as incurred and amounted to $43.3 million in 2001, $48.7 million in 2000 and $50.2 million in 1999.


N. RESTRUCTURING AND ASSET IMPAIRMENTS

In 2001, the company undertook new initiatives to reduce its cost structure and executed several business repositionings intended to improve its competitiveness. These actions have or will result in the closure of thirteen facilities and a net employment reduction of approximately 2,200 production, selling and administrative people. As a result, the company recorded $18.3 million and $54.1 million of restructuring and asset impairment charges in the first and fourth quarters, respectively. Reserves were established for these initiatives consisting of $54.8 million for severance, $10.4 million for asset impairment charges and $7.2 million for other exit costs. These initiatives are expected to be significantly completed by the middle of 2003.

In 1999, the company completed an evaluation of the remaining reserves that were established in 1997 for restructuring initiatives and determined that certain projects would be cancelled in order to reapply company resources to higher payback areas. Accordingly, in the fourth quarter of 1999, the company reversed $62 million of reserves established for such actions.

Also in 1999, new projects were approved to achieve improved cost productivity. These new initiatives included facility closures and the related relocation of production, a reduction in force in administrative functions and the outsourcing of non-core activities as well as the related asset impairments. The company recorded restructuring charges related to these new initiatives of $40 million, of which $30 million related to severance, $8 million related to asset write-downs and $2 million related to other exit costs.

In 2000, the company completed the restructuring initiatives announced in 1997 and 1999 and will be incurring $2.0 million of certain run-off expenditures, primarily related to non-cancelable leases over the next two years.

At December 29, 2001 and December 30, 2000, restructuring and asset impairment reserve balances were $38.5 million and $19.1 million, of which $5.8 million and $3.3 million relates to the impairment of assets, respectively. The December 29, 2001 balance relates primarily to 2001 fourth quarter initiatives.

As of December 29, 2001, 66 manufacturing and distribution facilities have been closed as a result of the restructuring initiatives since 1997. In 2001, 2000, and 1999, approximately 2,100, 900, and 2,300 employees have been terminated as a result of restructuring initiatives, respectively. Severance payments of $41.7 million, $29.1 million, and $44.4 million and other exit payments of $3.4 million, $3.1 million, and $17.0 million were made in 2001, 2000, and 1999, respectively. Write-offs of impaired assets were $7.9 million, $7.0 million, and $13.2 million in 2001, 2000, and 1999, respectively.


O. BUSINESS SEGMENT AND GEOGRAPHIC AREA

The company operates worldwide in two reportable business segments: Tools and Doors. The Tools segment includes carpenters, mechanics, pneumatic and hydraulic tools as well as tool sets. The Doors segment includes commercial and residential doors, both automatic and manual, as well as closet doors and systems, home decor and door and consumer hardware.


BUSINESS SEGMENTS
(Millions of Dollars)                 2001          2000         1999
                                      ----          ----         ----
NET SALES
Tools                              $ 2,022.1     $ 2,142.5    $ 2,116.2
Doors                                  602.3         606.4        635.6
                                      ------        ------       ------
Consolidated                       $ 2,624.4     $ 2,748.9    $ 2,751.8
                                      ======        ======       ======
OPERATING PROFIT
Tools                              $   265.6     $   285.7    $   248.1
Doors                                   63.8          55.1         41.7
                                       -----         -----        -----
                                       329.4         340.8        289.8
Restructuring charges, asset
  Impairments, and transition
  and other costs                     (72.4)             -       (33.6)
Interest-net                          (25.6)        (27.1)       (27.9)
Other-net                                5.3        (20.0)          2.5
                                       -----         -----        -----
Earnings before income taxes       $   236.7     $   293.7    $   230.8
                                       =====         =====        =====

SEGMENT ASSETS

(Millions of Dollars)                 2001          2000         1999
                                      ----          ----         ----
Tools                              $ 1,615.8     $ 1,502.4    $ 1,455.1
Doors                                  318.0         260.3        306.4
                                      ------        ------       ------
                                     1,933.8       1,762.7      1,761.5

Corporate assets                       121.9         122.1        129.1
                                      ------        ------       ------
Consolidated                       $ 2,055.7     $ 1,884.8    $ 1,890.6
                                      ======        ======       ======

CAPITAL EXPENDITURES
Tools                              $    59.8     $    44.5    $    90.2
Doors                                   13.3          19.9         12.7
                                      ------        ------       ------
Consolidated                       $    73.1     $    64.4    $   102.9
                                       =====         =====        =====

DEPRECIATION AND
AMORTIZATION
Tools                               $   69.0     $    66.2    $    70.1
Doors                                   13.9          17.1         15.5
                                      ------        ------       ------
Consolidated                        $   82.9     $    83.3    $    85.6
                                       =====         =====        =====


The company assesses the performance of its reportable business segments using operating profit, which follows the same accounting policies as those described in Note A. Operating profit excludes interest-net, other-net, and income tax expense. In addition, operating profit excludes restructuring and asset impairments, restructuring-related transition costs associated with the company's restructuring plans and other non-recurring costs. Corporate and shared expenses are allocated to each segment. Sales between segments are not material. Segment assets primarily include accounts receivable, inventory, other current assets, property, plant and equipment, intangible assets and other miscellaneous assets. Corporate assets and unallocated assets are cash, deferred income taxes and certain other assets. Geographic net sales and long-lived assets are attributed to the geographic regions based on the geographic location of the Stanley subsidiary.

Sales to one customer in both the Tools and Doors segments were approximately 18%, 17% and 15% of consolidated net sales in 2001, 2000 and 1999, respectively.


GEOGRAPHIC AREAS
(Millions of Dollars)                 2001         2000          1999
                                      ----         ----          ----
NET SALES
United States                      $ 1,885.2     $ 1,984.0    $ 1,962.5

(Millions of Dollars)                 2001          2000         1999
                                      ----          ----         ----
Other Americas                         185.4         203.3        199.0
Europe                                 456.7         459.3        493.2
Asia                                    97.1         102.3         97.1
                                      ------        ------       ------
Consolidated                       $ 2,624.4     $ 2,748.9    $ 2,751.8
                                      ======        ======       ======
LONG-LIVED ASSETS
United States                      $   593.5     $   458.3    $   442.1
Other Americas                          28.5          31.3         28.1
Europe                                 254.1         266.7        286.3
Asia                                    38.2          34.2         36.7
Other                                      -             -          6.4
                                      ------        ------       ------
Consolidated                       $   914.3     $   790.5    $   799.6
                                      ======        ======       ======


P. INCOME TAXES

Significant components of the company's deferred tax liabilities and assets as of the end of each fiscal year were as follows:


(Millions of Dollars)                                 2001         2000
                                                      ----         ----
Deferred tax liabilities:
     Depreciation                                  $  78.0      $  82.4
     Other                                             5.8         16.4
                                                     -----        -----
Total deferred tax liabilities                        83.8         98.8
                                                     -----        -----
Deferred tax assets:
     Employee benefit plans                           16.5         26.4
     Doubtful accounts                                10.8         16.1
     Inventories                                       7.7         13.8
     Amortization of intangibles                      14.7         16.4
     Accruals                                         12.8         13.9
     Restructuring charges                            14.9         20.7
     Foreign and state operating loss
     carryforwards                                    21.0         16.1
     Other                                             0.8          6.9
                                                     -----        -----
                                                      99.2        130.3
Valuation allowance                                 (21.0)       (16.1)
                                                     -----        -----
Total deferred tax assets                             78.2        114.2
                                                     -----        -----
Net deferred tax (liabilities) asset              $ ( 5.6)      $  15.4
                                                     =====        =====

Valuation allowances reduced the deferred tax asset attributable to foreign and state loss carryforwards to the amount that, based upon all available evidence, is more likely than not to be realized. Reversal of the valuation allowance is contingent upon the recognition of future taxable income and capital gains in specific foreign countries and specific states, or changes in circumstances which cause the recognition of the benefits to become more likely than not.

Income tax expense consisted of the following:


(Millions of Dollars)                   2001          2000         1999
                                        ----          ----         ----
Current:
     Federal                         $  24.1       $  40.1      $  25.3
     Foreign                            19.6          16.7         13.7
     State                               5.9           7.0          5.6
                                       -----         -----        -----
     Total current                      49.6          63.8         44.6
                                       -----         -----        -----
Deferred (benefit):
     Federal                            33.4          34.7         32.1
     Foreign                            (7.0)         (2.9)          .8
     State                               2.4           3.7          3.3
                                       -----         -----        -----
Total deferred (benefit)                28.8          35.5         36.2
                                       -----        ------        -----
Total                                $  78.4       $  99.3      $  80.8
                                       =====         =====        =====


Income taxes paid during 2001, 2000 and 1999 were $41.4 million and $59.7 million and $22.4 million, respectively.

The reconciliation of federal income tax at the statutory federal rate to income tax at the effective rate was as follows:


(Millions of Dollars)                   2001          2000         1999
                                        ----          ----         ----
Tax at statutory rate                $  82.8       $ 102.8      $  80.8
State income taxes,
     net of federal benefits             5.4           6.7          5.8
Difference between foreign
     and federal income tax            (15.9)         (7.0)        (4.5)
Other-net                                6.1          (3.2)        (1.3)
                                       -----         -----        -----
Income taxes                         $  78.4       $  99.3      $  80.8
                                       =====         =====        =====


The components of earnings before income taxes consisted of the following:


(Millions of Dollars)                   2001          2000         1999
                                        ----          ----         ----
United States                         $212.9        $267.5       $201.0
Foreign                                 23.8          26.2         29.8
                                       -----         -----        -----

(Millions of Dollars)                   2001          2000         1999
                                        ----          ----         ----

Total pretax earnings                 $236.7        $293.7       $230.8
                                       =====         =====        =====

Undistributed foreign earnings of $62.2 million at December 29, 2001 are considered to be invested indefinitely or will be remitted substantially free of additional tax. Accordingly, no provision has been made for taxes that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of this liability.


Q. COMMITMENTS

Future minimum lease payments under noncancelable operating leases, principally related to facilities, vehicles, machinery and equipment, in millions of dollars, as of December 29, 2001 were $13.6 in 2002, $21.6 in 2003, $20.4 in
2004, $4.9 in 2005, $3.2 in 2006 and $11.2 thereafter. Minimum payments have not been reduced by minimum sublease rentals of $4.1 million due in the future under noncancelable subleases. Rental expense for operating leases amounted to $36.8 million in 2001, $46.3 million in 2000 and $42.7 million in 1999.

The company has entered into certain outsourcing arrangements, principally related to information systems, telecommunications and freight administration, which expire at various dates through 2009. The future estimated minimum payments under these commitments, in millions of dollars, as of December 29, 2001 were $12.9 in 2002, $9.6 in 2003, $8.0 in 2004, $7.7 in 2005, $7.7 in 2006
and $15.7 thereafter.


R. CONTINGENCIES

In the normal course of business, the company is involved in various lawsuits and claims. In addition, the company is a party to a number of proceedings before federal and state regulatory agencies relating to environmental remediation. Also, the company, along with many other companies, has been named as a potentially responsible party (PRP) in a number of administrative proceedings for the remediation of various waste sites, including nine active Superfund sites. Current laws potentially impose joint and several liability upon each PRP. In assessing its potential liability at these sites, the company has considered the following: the solvency of the other PRPs, whether responsibility is being disputed, the terms of existing agreements, experience at similar sites, and the fact that the company's volumetric contribution at these sites is relatively small.

The company's policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of December 29, 2001, the company had reserves of $14.6 million, primarily for remediation activities associated with company-owned properties as well as for Superfund sites.

The environmental liability for certain sites that have cash payments that are fixed or reliably determinable have been discounted at a rate of 6%. As of December 29, 2001, the discounted and undiscounted amount of the liability relative to these sites is $8,228,000 and $6,332,000, respectively. The payments relative to these sites are expected to be $4,919,000 in 2002, $1,956,000 in 2003, $439,000 in 2004, $429,000 in 2005, $424,000 in 2006 and $4,576,000
thereafter.

The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. Subject to the imprecision in estimating future contingent liability costs, the company does not expect that any sum it may have to pay in connection with these matters in excess of the amounts recorded will have a materially adverse effect on its financial position, results of operations or liquidity.


S. SUBSEQUENT EVENT

On February 8, 2002, the company filed a Form S-4 Registration Statement with the U.S. Securities and Exchange Commission for approval of a reorganization to reincorporate the company in Bermuda.




                                     *******

                               SUPPLEMENTARY DATA

Quarterly Results of Operations (Unaudited)

(Millions of Dollars, except per share amounts)                            QUARTER                                        YEAR
                                                        -------------------------------------------------------          -------
                                                          FIRST(A)        SECOND         THIRD(B)      FOURTH(C)            2001
                                                          -----           ------         -----         ------               ----
NET SALES                                               $  626.2        $  676.5       $  676.1          645.6        $  2,624.4
GROSS PROFIT                                               227.7           239.2          239.3          216.9             923.1
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES               153.5           151.0          152.1          137.1             593.7
RESTRUCTURING AND ASSET IMPAIRMENT CHARGE                   18.3             0.0            0.0           54.1              72.4
NET EARNINGS                                                46.6            50.7           54.5            6.5             158.3

NET EARNINGS PER SHARE:
     BASIC                                              $    .54        $    .59       $    .64       $    .08        $     1.85
     DILUTED                                            $    .54        $    .58       $    .62       $    .07        $     1.81


2000
Net sales                                                 $695.4          $702.8         $684.4       $  666.3        $  2,748.9
Gross profit                                               257.4           255.7          245.0          239.3             997.4
Selling, general and administrative expenses               171.9           168.1          162.2          154.4             656.6
Net earnings                                                48.2            50.6           48.7           46.9             194.4

Net earnings per share:
     Basic                                              $     .54       $     .58      $     .56      $     .54       $      2.22
     Diluted                                            $     .54       $     .58      $     .56      $     .54       $      2.22

(A)
   First quarter restructuring and asset impairment charges include $17 million for severance and $1 million for other exit costs. First quarter results also include a pension curtailment gain of $29 million, and $11 million in special charges related to several business repositionings and a series of initiatives at Mac Tools. The $11 million was classified in the statement of operations as follows: $6 million in cost of sales, $3 million in selling general and administrative expenses and $2 million in other-net.

(B)
   Third quarter results include $5 million of special charges for non-recurring severance recorded in selling, general and administrative expenses offset by $5 million in special credits for one-time tax benefits.

(C)
   Fourth quarter restructuring and asset impairment charges include $38 million for severance, $10 million for asset impaiments, and $6 million for other exit costs. Also included in fourth quarter results is a $6 million special charge to cost of sales for disposition of inventory for discontinued manufacturing plants and SKU's.

EXHIBIT INDEX
THE STANLEY WORKS


(3)   (i)   Restated Certificate of Incorporation (incorporated by reference to
Exhibit 3(i) to the Annual Report on Form 10-K for the year ended January 2,
1999)

      (ii)  The Stanley Works By-laws as amended October 17, 2001.

(4)   (i)   Indenture, dated as of April 1, 1986 between the company and State
Street Bank and Trust Company, as successor trustee, defining the rights of holders of 7-3/8% Notes Due December 15, 2002 and 5.75% Notes due March 1, 2004 (incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-4344 filed March 27, 1986)

      (ii) First Supplemental Indenture, dated as of June 15, 1992 between the company and State Street Bank and Trust Company, as successor trustee (incorporated by reference to Exhibit (4) (c) to Registration Statement No. 33-46212 filed July 21, 1992)

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

      (iii) Rights Agreement, dated January 31, 1996 (incorporated by reference to Exhibit (4)(i) to Current Report on Form 8-K dated January 31, 1996)

      (iv) Facility A (364 Day) Credit Agreement, dated as of October 17, 2001, with the banks named therein and Citibank, N.A. as administrative agent.

      (v) Facility B (Five Year) Credit Agreement, dated as of October 17, 2001, with the banks named therein and Citibank, N.A. as administrative agent.

(10)  (i)   Executive Agreements (incorporated by reference to Exhibit 10(i) to the Annual Report on Form 10-K for the year ended January 3, 1987). Omitted pursuant to the Instruction to item 601(10)(iii) of Regulation S-K and Rule 12b-31 under the Securities Exchange Act of 1934 are copies of ten other agreements between the registrant and the following named officers, each of which agreement is substantially identical to Exhibit 10(i) in all material respects except as to the individual party thereto and the identification of his position with the registrant: John Aden, Bruce H. Beatt, Hubert J. Davis, Jr., James E. Finley, William D. Hill, Kenneth O. Lewis, James M. Loree,

Mark J. Mathieu, Donald R. McIlnay and Paul W. Russo.*

      (ii) Deferred Compensation Plan for Non-Employee Directors as amended December 11, 2000 (incorporated by reference to Exhibit 10(ii) to the Annual Report on Form 10-K for the year ended December 30, 2000.)*

      (iii) 1988 Long-Term Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(iii) to the Annual Report on Form 10-K for the year ended January 3, 1998)*

      (iv) Management Incentive Compensation Plan effective January 4, 1998 (incorporated by reference to Exhibit 10(iii) to the Quarterly Report on Form 10-Q for the quarter ended July 4, 1998)*

      (v) Deferred Compensation Plan for Participants in Stanley's Management Incentive Plan effective January 1, 1996 (incorporated by reference to Exhibit 10(v) to the Annual Report on Form 10-K for the year ended December 30, 1995)*

      (vi) Supplemental Retirement and Account Value Plan for Salaried Employees of The Stanley Works amended and restated as of June 30, 2001*

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

      (ix) (a)Supplemental Executive Retirement Program amended and restated and effective September 19, 2001 *

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

      (xiv) Employment Agreement dated as of January 1, 2000 between The Stanley Works and John M. Trani (incorporated by reference to Exhibit 10(i) to Current Report on Form 8-K dated June 23, 2000)*

      (xv) 1997 Long-Term Incentive Plan (incorporated by reference to Exhibit
99.2 to Registration Statement No. 333-42582 filed July 28, 2000)*

      (xvi) 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit
99.1 to Registration Statement No. 333-64326 filed July 2, 2001).*

      (xvii) Agreement, dated May 7, 1999 between The Stanley Works and Ron Newcomb (incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1999)*

      (xviii) Agreement, dated June 9, 1999 between The Stanley Works and James Loree (incorporated by reference to Exhibit 10(ii) to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1999)*

      (xix) Engagement Letter, dated January 2, 2001 between The Stanley Works and Paul Isabella *

      (xx) Agreement, dated September 12, 2000 between The Stanley Works and Bruce H. Beatt (incorporated by reference to Exhibit 10 (xxii) of the Annual Report on Form 10-K for the year ended December 30, 2000).*

      (xxi) Agreement, dated October 6, 2000 between Stanley Works Inc., Stanley Europe BVBA, Stanley Atlantic Inc. and Mr. Stef

G.H. Kranendijk (incorporated by reference to Exhibit 10 (xxiii) of the Annual Report on Form 10-K for the year ended December 30, 2000).*

      (xxii) (a) Note Purchase Agreement, dated February 7, 2002, by and between The Stanley Works and BNP Paribas.

             (b) Auction Market Preferred Stock Procurement Agreement, dated February 7, 2002 by and between The Stanley Works and BNP Paribas.

             (c) Auction Market Preferred Stock Voting Agreement, dated February 7, 2002, by and between The Stanley Works and BNP Paribas.

             (d) Auction Market Preferred Stock Subscription Agreement, dated February 4, 2002 by and between Stanley Logistics, Inc. and The Stanley Works.

             (e) Auction Market Preferred Stock Investment Agreement, dated February 7, 2002 by and among The Stanley Works and Stanley Logistics, Inc. for the benefit of BNP Paribas.

(11) Statement re: computation of per share earnings (the information required to be presented in this exhibit appears in Note J to the company's Consolidated Financial Statements set forth in the Annual Report to Shareowners for the year ended December 29, 2001)

(12)  Statement re: computation of ratio of earnings to fixed charges

(21)  Subsidiaries of Registrant

(23)  Consent of Independent Auditors

(24)  Power of Attorney

(99) Policy on Confidential Proxy Voting and Independent Tabulation and Inspection of Elections as adopted by The Board of Directors October 23, 1991 (incorporated by reference to Exhibit (28)(i) to the Quarterly Report on Form 10-Q for the quarter ended September 28, 1991)




* Management contract or compensation plan or arrangement