Form 10-K/A
period 2001-12-29
STANLEY WORKS
filed 2002-04-02
CIK 93556

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-K/A

 (Mark One)
  X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----
EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2001
                          -----------------

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------------
SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
                                ------------------    ----------------

                             COMMISSION FILE 1-5224

                                THE STANLEY WORKS
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              CONNECTICUT                        06-0548860
  (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)          IDENTIFICATION NUMBER)

          1000 STANLEY DRIVE
       NEW BRITAIN, CONNECTICUT                     06053
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

The undersigned registrant hereby amends the following items of its Annual Report for the year ended December 29, 2001 on Form 10-K as set forth hereto:

         Item 1: Business.

         Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Item 14, Exhibit 1: Financial Statements.

The items amended herein are for additional disclosure only based on a review of the company's annual report on form 10-K by the United States Securities and Exchange Commission (the "Commission"). The review of form 10-K was done in conjunction with the Commission's review of the company's form S-4 filing on February 8, 2002 for its pending reorganization to Bermuda.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  THE STANLEY WORKS

April 2, 2002
                                    By  /s/  James M. Loree
                                        ---------------------------------------
                                        James M. Loree, Vice President Finance
                                        and Chief Financial Officer

                                    FORM 10-K

                                     Part I

        Item 1.   Business.

Part I, Item 1 of the company's form 10-K for the year ended December 29, 2001 has been amended to expand the disclosure of section 1(c), Narrative Description of Business, specifically the section captioned "Customers", by including the name of its largest customer and disclosing the percentage of that customer's sales to each business segment.

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

    Customers. A substantial portion of the company's products are sold through home centers and mass merchant distribution channels in the U.S. In 2001, 2000 and 1999 approximately 19%, 17% and 15%, respectively, of the company's consolidated net sales were to Home Depot. For 2001, 2000 and 1999, net sales to this one customer amounted to approximately 45%, 42% and 38%, respectively, for the Doors segment and approximately 11%, 10% and 10%, respectively for the Tools segment. Because a consolidation of retailers in the home center and mass merchant distribution channel is occurring, these customers constitute a growing percent of the company's sales and are important to the company's operating results. While this consolidation and the domestic and international expansion of these large retailers provide the company with opportunities for growth, the increasing size and importance of individual customers creates a certain degree of exposure to potential volume loss. The loss of this one customer as well as certain of the other larger home centers as customers would have a material adverse effect on each of the company's business segments until either such customers are replaced or the company makes the necessary adjustments to compensate for the loss of business.

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

         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II, Item 7 of the company's form 10-k for the year ended December 29, 2001 has been amended to expand the disclosure of its asset impairment charges under the caption "Restructuring Activities" and to include quantitative information on its synthetic leases within the caption "Off-Balance Sheet Arrangements".

RESULTS OF OPERATIONS

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

During 2001, the company recorded charges related to restructuring initiatives totaling $72 million ($18 incurred in the first quarter and $54 incurred in the fourth quarter). These costs consisted primarily of severance and asset impairments as the company continues to rationalize its cost structure and headcount. In addition, the company incurred certain credits and charges during 2001 that were determined by management to be special, or non-recurring. In the first quarter, the company recorded a pre-tax $29 million pension curtailment gain pertaining to its U.S. pension plan. Also in the first quarter, the company recorded $11 million of special charges related to several business repositionings. The repositionings were principally in the Tools segment and included continuing movement of production, permanent reduction of the overhead cost structure of its manufacturing system, and a series of initiatives at Mac Tools. In the third quarter, the company recorded a special charge of $5 million for severance costs incurred due to lower sales volumes and the continuing weakness in the industrial markets. Also in the third quarter, the company recorded $3 million in special credits for tax benefits. In the fourth quarter, the company recorded a special charge of $6 million for the disposition of inventories associated principally with discontinued manufacturing plants and SKU's. These special credits and charges were classified as period income and expenses and were specifically classified within the Consolidated Statement of Operations as follows: (i) sales - $1 million charge, (ii) cost of sales - $12 million charge,
(iii) SG&A expenses - $8 million charge, (iv) interest-net - $0.2 million credit, (v) Other-net - $28 million credit, and (vi) income taxes - $3 million credit. The tax benefit of the restructuring charges and the special charges and credits amounted to $18 million.

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

TOOLS

(Millions of Dollars)                   2001          2000         1999
                                        ----          ----         ----
Net sales                             $2,022        $2,143       $2,116
Operating profit                      $  266        $  286       $  248
% of Net sales                         13.2%         13.3%        11.7%

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

         Restructuring Activities. In 2001, the company undertook new initiatives to reduce its cost structure and executed several business repositionings intended to improve its competitiveness. These actions have or will result in the closure of thirteen facilities and a net employment reduction of approximately 2,100 production, selling and administrative people. As a result, the company recorded $18 million and $54 million of restructuring and asset impairment charges in the first and fourth quarters, respectively. Reserves were established for these initiatives consisting of $55 million for severance, $10 million for asset impairment charges and $7 million for other exit costs. The charges for asset impairments are primarily related to manufacturing and other assets that are being retired and disposed of as a result of the closure of manufacturing facilities. The majority of these assets are written down to zero as they have no future internal use and nominal market value. These initiatives are expected to be substantially completed by the middle of 2003.

In 1999, the company completed an evaluation of the remaining reserves that were established in 1997 for restructuring and asset impairment charges and determined that certain projects would be cancelled in order to reapply company resources to higher payback areas. Accordingly, in the fourth quarter of 1999, the company reversed $62 million of reserves established for such actions.

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

---------------------------------------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                                       PAYMENTS DUE BY PERIOD
---------------------------------------------------------------------------------------------------------------------
(in millions)                        Total          Less than 1       1-3 years         4-5 years     After 5 years
                                                       year
---------------------------------------------------------------------------------------------------------------------
Short-Term Borrowings               $177.3            $177.3             $   -             $  -            $   -
---------------------------------------------------------------------------------------------------------------------
Long-term Debt                       316.9             120.1             108.1              3.4             85.3
---------------------------------------------------------------------------------------------------------------------
Operating Leases                      74.9              13.6              42.0              8.1             11.2
---------------------------------------------------------------------------------------------------------------------
Other Commercial Commitments          61.6              12.9              17.6             15.4             15.7
---------------------------------------------------------------------------------------------------------------------
TOTAL CONTRACTUAL CASH              $630.7            $323.9            $167.7           $ 26.9          $ 112.2
OBLIGATIONS
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
OTHER COMMERCIAL COMMITMENTS                       AMOUNTS OF COMMITMENTS EXPIRATION PER PERIOD
---------------------------------------------------------------------------------------------------------------------
(in millions)                    Total Amounts      Less than 1       1-3 years         4-5 years     After 5 years
                                   Committed           year
---------------------------------------------------------------------------------------------------------------------
U.S. Lines of Credit                $350.0            $250.0            $  -             $100.0            $  -
---------------------------------------------------------------------------------------------------------------------
International Lines of Credit       $ 95.5            $ 95.5            $  -             $    -            $  -
---------------------------------------------------------------------------------------------------------------------
TOTAL COMMERCIAL COMMITMENTS        $445.5            $345.5            $  -             $100.0            $  -
---------------------------------------------------------------------------------------------------------------------

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

         New Accounting Standards. Refer to Note A of the Notes to Consolidated Financial Statements in Item 8 for a discussion of new accounting pronouncements and the potential impact to the company's consolidated results of operations and consolidated financial position.

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

The company is a party to synthetic leasing programs for two of its major distribution centers. The leases are designed and qualify as operating leases for accounting purposes, where only the monthly lease amount is recorded in the income statement and the liability and value of underlying asset is off-balance sheet. As of December 29, 2001, the estimated fair values of assets and remaining obligations for these properties were $32 million and $30 million, respectively. The company also has numerous assets, predominantly vehicles and equipment, under a one year term renewable U.S. master personal property lease. Obligations under this master lease were $46 million at December 29, 2001. The company believes that the obligations under these leases approximate the fair value of the related assets. The company does not anticipate any material liabilities associated with these transactions.

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

ITEM 14(a). Financial Statements and Financial Statement Schedules

Item 14(a) of the company's form 10-k for the year ended December 29, 2001 has been amended to expand the disclosure of Note N. Restructuring and Asset Impairments, specifically the explanation of asset impairments and Note O. Business Segment and Geographic Area, by naming the company's largest customer, changing the percentage of sales to this customer from 18% to 19% for 2001 and adding disclosure of the percentage of net sales of this customer for each business segment.

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

                         Consent of Independent Auditors

We consent to the use of our report dated January 24, 2002, except for Note H and Note S, as to which the date is February 8, 2002, included in the Annual Report (Form 10-K) of The Stanley Works for the year ended December 29, 2001, with respect to the consolidated financial statements, as amended, included in this Form 10-K/A.

                                                    /s/ ERNST & YOUNG LLP

Hartford, Connecticut
April 1, 2002

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       THE STANLEY WORKS AND SUBSIDIARIES

  Fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000
                            (In Millions of Dollars)

------------------------------------------------------------------------------------------------------------------------------------
                     COL. A                   COL. B                       COL. C                     COL. D             COL. E
------------------------------------------------------------------------------------------------------------------------------------
                                                                        ADDITIONS
                                                           -------------------------------------
                                               Balance            (1)                (2)
                   Description              at Beginning    Charged to Costs     Charged to Other    Deductions-    Balance at End
                                              of Period        and Expenses     Accounts-Describe     Describe         of Period
------------------------------------------------------------------------------------------------------------------------------------
Fiscal year ended December 29, 2001
  Reserves and allowances deducted from
    asset accounts:
       Allowance for doubtful accounts:
         Current                                 $41.9             $18.0            ($3.5) (B)        $24.1 (A)            $32.3


         Noncurrent                                0.6                 -              1.0  (B)          0.2                  1.4


Fiscal year ended December 30, 2000
  Reserves and allowances deducted from
    asset accounts:
       Allowance for doubtful accounts:
         Current                                 $43.4             $24.3             $2.2  (B)        $28.0 (A)            $41.9


         Noncurrent                                0.7                 -             (0.1) (B)            -                  0.6


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


                                                       /s/ ERNST & YOUNG LLP


Hartford, Connecticut

January 24, 2002, except for Note H and Note S, as to which the date is February 8, 2002

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000

(Millions of Dollars, except per share amounts)         2001             2000              1999
                                                        ----             ----              ----
NET SALES                                            $ 2,624.4         $ 2,748.9        $ 2,751.8

COSTS AND EXPENSES

Cost of sales                                          1,701.3           1,751.5          1,813.9
Selling, general and administrative                      593.7             656.6            703.0
Interest-net                                              25.6              27.1             27.9
Other-net                                                (5.3)              20.0            (2.5)
Restructuring charges and asset impairments               72.4                 -           (21.3)
                                                        ------            ------           ------
                                                       2,387.7           2,455.2          2,521.0
                                                        ------            ------           ------
EARNINGS BEFORE INCOME TAXES                             236.7             293.7            230.8
INCOME TAXES                                              78.4              99.3             80.8
                                                        ------            ------           ------
NET EARNINGS                                         $   158.3         $   194.4        $   150.0
                                                        ======            ======           ======

NET EARNINGS PER SHARE OF COMMON STOCK

   BASIC                                             $    1.85         $    2.22        $    1.67
   DILUTED                                           $    1.81         $    2.22        $    1.67

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

December 29, 2001 and December 30, 2000

(Millions of Dollars, except share and per share amounts)              2001           2000
                                                                       ----           ----
ASSETS
------
CURRENT ASSETS
Cash and cash equivalents                                           $   115.2       $    93.6
Accounts and notes receivable                                           551.3           531.9
Inventories                                                             410.1           398.1
Deferred taxes                                                            4.7            29.6
Other current assets                                                     60.1            41.1
                                                                      -------         -------
TOTAL CURRENT ASSETS                                                  1,141.4         1,094.3
PROPERTY, PLANT AND EQUIPMENT                                           494.3           503.7
GOODWILL AND OTHER INTANGIBLES                                          236.1           175.9
OTHER ASSETS                                                            183.9           110.9
                                                                      -------         -------
TOTAL ASSETS                                                        $ 2,055.7       $ 1,884.8
                                                                      =======         =======
LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES

Short-term borrowings                                               $   177.3       $   207.6
Current maturities of long-term debt                                    120.1             6.1
Accounts payable                                                        247.7           239.8
Accrued expenses                                                        280.4           253.8
                                                                      -------         -------
TOTAL CURRENT LIABILITIES                                               825.5           707.3
LONG-TERM DEBT                                                          196.8           248.7
RESTRUCTURING RESERVES                                                   11.5             1.3
OTHER LIABILITIES                                                       189.6           191.0
SHAREOWNERS' EQUITY
Preferred stock, without par value:
  Authorized and unissued 10,000,000 shares
Common stock, par value $2.50 per share:
  Authorized 200,000,000 shares;
  issued 92,343,410 shares
  in 2001 and 2000                                                      230.9           230.9
Retained earnings                                                     1,184.9         1,039.6
Accumulated other comprehensive loss                                  (138.9)         (124.5)
ESOP debt                                                             (187.7)         (194.8)
                                                                      -------         -------
                                                                      1,089.2           951.2
Less: cost of common stock in treasury
  (7,684,663 shares in 2001 and 7,155,158 shares in 2000)               256.9           214.7
                                                                      -------         -------
TOTAL SHAREOWNERS' EQUITY                                               832.3           736.5
                                                                      -------         -------
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                           $ 2,055.7       $ 1,884.8
                                                                      =======         =======

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

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
Fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000

                                                                       ACCUMULATED
                                                                             OTHER
                                        COMMON        RETAINED       COMPREHENSIVE         ESOP      TREASURY      SHAREOWNERS'
                                         STOCK        EARNINGS       INCOME (LOSS)         DEBT         STOCK            EQUITY
(Millions of Dollars, except per share amounts)

BALANCE JANUARY 2, 1999                    $  230.9     $  867.2         $  (84.6)      $  (213.2)     $  (130.9)      $  669.4
Comprehensive income:
   Net earnings                                            150.0                                                          150.0
   Currency translation adjustment                                          (15.6)                                        (15.6)
   Minimum pension liability                                                  1.0                                           1.0
                                                                                                                          -----
   Total comprehensive income                                                                                             135.4
Cash dividends declared-$.87 per share                     (77.5)                                                         (77.5)
Issuance of common stock                                    (8.3)                                           21.4           13.1
Purchase of common stock                                                                                   (19.5)         (19.5)
Equity hedge shares delivered                               (8.0)                                            8.0             -
Tax benefit related to stock options                          .8                                                             .8
ESOP debt and tax benefit                                    2.7                             11.0                          13.7
                                              -----        -----             -----          -----          -----           -----
 BALANCE JANUARY 1, 2000                      230.9        926.9            (99.2)         (202.2)        (121.0)         735.4
Comprehensive income:
   Net earnings                                            194.4                                                          194.4
   Currency translation adjustment                                          (24.6)                                        (24.6)
   Minimum pension liability                                                  (.7)                                          (.7)
                                                                                                                          -----
   Total comprehensive income                                                                                             169.1
Cash dividends declared-$.90 per share                     (78.3)                                                         (78.3)
Issuance of common stock                                    (6.5)                                           17.5           11.0
Purchase of common stock                                                                                  (111.5)        (111.5)
Equity hedge shares delivered                                (.3)                                             .3             -
Tax benefit related to stock options                          .8                                                           .8
ESOP debt and tax benefit                                    2.6                              7.4                          10.0
                                              -----      -------           -------         ------         ------          -----
BALANCE DECEMBER 30, 2000                     230.9      1,039.6           (124.5)         (194.8)        (214.7)         736.5
Comprehensive income:
   Net earnings                                            158.3                                                          158.3
   Currency translation adjustment
     and other                                                              (12.6)                                        (12.6)
   Minimum pension liability                                                 (1.8)                                         (1.8)
                                                                                                                          -----
   Total comprehensive income                                                                                             143.9

Cash dividends declared-$.94 per share                     (80.5)                                                         (80.5)
Issuance of common stock                                    (9.0)                                           35.6           26.6
Purchase of common stock                                                                                   (10.8)         (10.8)
Equity hedge shares received                                67.0                                           (67.0)            -
Tax benefit related to stock options                         3.7                                                            3.7
ESOP debt and tax benefit                                    5.8                              7.1                          12.9
                                            -------     --------           ------          ------         - -----         -----
 BALANCE DECEMBER 29, 2001                 $  230.9    $ 1,184.9        $  (138.9)      $  (187.7)     $  (256.9)      $  832.3
                                             =====       =======           ======          ======         ======          =====

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

Financial Instruments
---------------------
The company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of SFAS Statement No. 133, on December 31, 2000. As a result of adoption of SFAS 133 and 138, the company recognizes all derivative financial instruments, such as interest rate swap agreements, foreign currency options, and foreign exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. The effect of the adoption of SFAS 133 and 138 did not have a material impact on the company's consolidated balance sheet, operating results or cash flows. Subsequent to adoption, changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareowners' equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income. Changes in fair value of derivatives used as hedges of the net investment in foreign operations are reported in other comprehensive income as part of the cumulative translation adjustment. Changes in fair values of derivatives not qualifying as hedges are reported in income. Hedge ineffectiveness expense of $2.0 million for fiscal 2001 was recorded in other-net.

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

Revenue Recognition
--------------------
Revenue is recognized when the earning process is complete and the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon shipment of the finished product.

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

D. INVENTORIES


(Millions of Dollars)                               2001            2000
                                                    ----            ----
Finished products                                $   308.0       $  281.4
Work in process                                       49.1           53.8
Raw materials                                         53.0           62.9
                                                    ------         ------
                                                 $   410.1       $  398.1
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

F. GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles at the end of each fiscal year, net of accumulated amortization of $88.2 million and $79.0 million, were as follows:

(Millions of Dollars)                                 2001         2000
                                                      ----         ----
Goodwill                                          $   216.2     $  160.4
Other                                                  19.9         15.5
                                                     ------       ------
                                                  $   236.1     $  175.9
                                                     ======       ======

The increase in intangibles is primarily a result of the acquisition of Contact East during 2001.

G. ACCRUED EXPENSES

(Millions of Dollars)                                 2001         2000
                                                      ----         ----
Payroll and related taxes                        $    30.3    $    29.7
Insurance                                             27.2         31.3
Restructuring                                         21.2         12.1
Income taxes                                          77.2         54.8
Other                                                124.5        125.9
                                                    ------       ------
                                                 $   280.4     $  253.8
                                                     =====        =====

H. LONG-TERM DEBT AND FINANCING ARRANGEMENTS

(Millions of Dollars)                                  2001           2000
                                                       ----           ----
Notes payable in 2002                        7.4%    $ 100.0        $ 100.0
Notes payable in 2004                        5.8%      120.0          120.0
Notes payable in 2007                        4.5%       75.0              -
Industrial Revenue Bonds due in
  varying amounts to 2010                5.8-6.8%       19.6           19.6
ESOP loan guarantees,
  payable in varying
  monthly installments
  through 2009                               6.1%       22.5           27.9
Other, including net swap receivables                  (20.2)         (12.7)
                                                      ------         ------
                                                       316.9          254.8
Less: current maturities                               120.1            6.1
                                                      ------         ------
                                                     $ 196.8        $ 248.7
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

J. CAPITAL STOCK

Earnings per Share Computation
------------------------------
The following table reconciles the weighted average shares outstanding used to calculate basic and diluted earnings per share.

(Millions of Dollars,
except per share amounts)                  2001             2000              1999
                                           ----             ----              ----

Net earnings                               $158.3           $194.4            $150.0

Basic earnings per share-
  weighted average shares              85,761,275       87,407,282        89,626,424
Dilutive effect of
  employee stock options                1,706,074          260,499           260,177
                                       ----------       ----------        ----------
Diluted earnings per share-
  weighted average shares              87,467,349       87,667,781        89,886,601
                                       ==========       ==========        ==========
Earnings per share:
  Basic                                   $  1.85          $  2.22           $  1.67
  Diluted                                 $  1.81          $  2.22           $  1.67

Common Stock Share Activity
---------------------------
The activity in common shares for each year, net of treasury stock, was as follows:

                                         2001               2000              1999
                                         ----               ----              ----
Outstanding, beginning of year        85,188,252        88,945,175        88,771,928
Issued                                 1,170,480           557,490         1,139,671
Purchased                             (1,699,985)       (4,314,413)         (966,424)
                                      ----------        ----------        ----------
Outstanding, end of year              84,658,747        85,188,252        88,945,175
                                      ==========        ==========        ==========

Common Stock Reserved
---------------------
At December 29, 2001 and December 30, 2000, the number of shares of common stock reserved for future issuance under various employee and director stock plans was as follows:

                                                   2001                   2000
                                                   ----                   ----
Employee Stock Purchase Plan                     3,797,153             4,070,937
Stock Option Plans                              22,284,943            13,129,214
                                                ----------            ----------
                                                26,082,096            17,200,151
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

Information regarding the company's stock option plans is summarized below:

                           2001                              2000                             1999
                           ----                              ----                             ----
                                  Weighted                         Weighted                         Weighted
                                   Average                          Average                          Average
                                  Exercise                         Exercise                         Exercise
                    Options          Price           Options          Price           Options          Price
                    --------        -----           ---------      -------           ---------      --------
Outstanding,
  beginning
  of year           9,989,441       $27.19           6,413,578       $28.89           4,824,891       $29.56
Granted             1,967,352        38.30           4,142,650        23.89           2,158,350        27.12
Exercised           (833,529)        25.19           (356,160)        20.12           (341,263)        21.58
Forfeited         (1,267,380)        30.38           (210,627)        22.97           (228,400)        37.15
                  -----------       ------           ---------       ------           ---------        -----
Outstanding,
  end of year       9,855,884       $29.17           9,989,441       $27.19           6,413,578       $28.89
                    =========       ======           =========       ======           =========       ======
Options
  exercisable,
  end of year       6,382,194       $27.71           6,192,691       $27.28           3,608,261       $29.06
                    =========       ======           =========       ======           =========       ======

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

Pro forma compensation cost relating to the stock options is recognized over the six month vesting period for 2000 and prior grants and over the 3.6 year weighted average vesting period for 2001 grants. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999, respectively: dividend yield of 2.6%, 3.8% and 3.5%; expected volatility of 40% for 2001, 2000 and 1999; risk-free interest rates of 4.8%, 6.1% and 7.0%, and expected lives of 7 years. The weighted average fair value of stock options granted in 2001, 2000 and 1999 was $14.31, $8.15 and $9.92, respectively. As discussed previously under the equity hedge, the impact of the equity forward contract has been included in the basic shares outstanding calculation.

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

K. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated Other Comprehensive Loss at the end of each fiscal year was as follows:

(Millions of Dollars)                    2001               2000              1999
                                         ----               ----              ----

Currency translation adjustment         ($136.3)          ($123.4)           ($98.8)
Minimum pension liability                  (2.9)             (1.1)             (0.4)
Cash flow hedge effectiveness               0.3                 -                 -
                                       ---------         ---------         ---------
                                        ($138.9)          ($124.5)           ($99.2)
                                       =========         =========         =========


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

(Millions of Dollars)                   2001          2000         1999
                                        ----          ----         ----
Multi-employer plan expense            $  .5         $  .5        $  .2
Defined contribution plan expense      $ 3.3         $ 2.3        $ 1.9


The components of net periodic pension cost are as follows:

                                                  U.S. Plans                           Non-U.S. Plans
                                       -------------------------------          ----------------------------
(Millions of Dollars)                  2001          2000         1999          2001        2000        1999
                                       ----          ----         ----          ----        ----        ----
Service cost                        $    2.6       $   3.0       $  3.8       $  4.7        $ 5.6      $ 4.6
Interest cost                           19.4          20.8         21.8          7.5          7.3        7.6
Expected return on plan assets        (34.0)        (36.8)       (33.8)       (10.9)       (11.7)     (12.0)
Amortization of transition asset        (.6)          (.6)         (.6)         (.1)         (.1)       (.1)
Amortization of prior service cost       1.0            .9           .8           .3           .3         .3
Actuarial (gain) loss                  (3.7)         (4.2)           .2            -         (.8)        1.5
Curtailment gain                      (29.3)             -            -            -        (1.4)       (.5)
                                      ------         -----        -----        -----       ------     ------
Net periodic pension (income)
     expense                        $ (44.6)       $(16.9)       $(7.8)       $  $1.5         (.8)       $1.4
                                      ======        ======        =====        ======      =======    =======


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

The changes in the pension and other postretirement benefit obligations, fair value of plan assets as well as amounts recognized in the consolidated balance sheets, are shown below:

                                                 Pension Benefits                            Other Benefits
                                                 ----------------                            --------------
                                         U.S. Plans               Non-U.S. Plans                U.S. Plans
                                         ----------               --------------                ----------
(Millions of Dollars)                   2001       2000          2001        2000            2001       2000
                                        ----       ----          ----        ----            ----       ----
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at end of
     prior year                      $ 262.6    $ 291.7        $  120.1    $ 134.6       $   14.4   $   16.3
Service cost                             2.6        3.0             4.7        5.6             .6         .7
Interest cost                           19.4       20.8             7.5        7.3            1.2        1.0
Curtailment gain                      (29.7)          -               -          -              -          -
Change in discount rate                 14.8          -             2.1          -             .7          -
Actuarial (gain) loss                   17.4      (8.5)             4.5      (4.6)            2.7      (1.9)
Plan amendments                          1.6        1.9             1.5         .7              -          -
Foreign currency exchange rates            -          -           (4.6)      (9.3)              -          -
Benefits paid                         (39.2)     (46.3)           (5.5)     (14.2)          (1.7)      (1.7)
                                      ------     ------          ------     ------          -----      -----
Benefit obligation at end of year    $ 249.5    $ 262.6        $  130.3    $ 120.1       $   17.9   $   14.4
                                      ======     ======          ======     ======          =====      =====
CHANGE IN PLAN ASSETS:
Fair value of plan assets at
     end of prior year               $ 406.8    $ 416.2        $  142.9    $ 167.0       $      -   $      -
Actual return on plan assets            28.6       35.8          (15.2)         .4              -          -
Foreign currency exchange

     rate changes                          -          -           (5.2)     (11.9)              -          -
Employer contribution                     .7        1.1             2.6        1.6            1.7        1.7
Benefits paid                         (39.2)     (46.3)           (5.5)     (14.2)          (1.7)      (1.7)
                                      ------     ------          ------     ------         ------      -----
Fair value of plan assets at
     end of plan year                $ 396.9    $ 406.8        $  119.6    $ 142.9       $ $   -    $     -
                                      ======     ======          ======     ======         ======      =====
Funded status-assets in excess
     (less than) benefit obligation  $ 147.4    $ 144.2        $ (10.7)    $  22.8       $ (17.9)   $ (14.4)
Unrecognized prior service cost          7.1        6.5             4.8        4.1             .1         .2
Unrecognized net actuarial

     (gain) loss                      (90.8)    (131.6)            24.4      (7.2)            1.8      (1.7)
Unrecognized net asset

     at transition                      (.6)      (1.3)               -       (.7)              -          -
                                     -------      -----          ------      -----        -------      -----
Net amount recognized               $   63.1     $ 17.8        $   18.5    $  19.0       $ (16.0)   $ (15.9)
                                     =======      =====          ======      =====        =======    =======
AMOUNTS RECOGNIZED IN THE
     CONSOLIDATED BALANCE SHEET:

Prepaid benefit cost                  $ 75.9     $ 28.9          $ 23.9    $  23.2       $      -   $      -
Accrued benefit liability             (19.3)     (13.5)           (5.9)      (4.3)         (16.0)     (15.9)
Intangible asset                         3.6        1.3              .5         .1              -          -
Accumulated other
     comprehensive loss                  2.9        1.1               -          -              -          -
                                     -------      -----           -----      -----         ------     ------
Net amount recognized               $   63.1     $ 17.8          $ 18.5    $  19.0       $ (16.0)   $ (15.9)
                                     =======      =====           =====      =====         ======     ======

WEIGHTED AVERAGE ASSUMPTIONS USED:

Discount rate                           7.0%       7.5%            6.0%      6.25%           7.0%       7.5%
Average wage increase                   4.0%       4.0%            3.5%       3.5%              -          -
Expected return on plan assets          9.0%       9.0%            8.5%       8.5%              -          -

PENSION PLANS IN WHICH ACCUMULATED
BENEFIT OBLIGATION EXCEEDS PLAN
  ASSETS AT YEAR END:

Projected benefit obligation          $ 21.1     $ 15.6          $ 30.3      $ 6.2
Accumulated benefit obligation        $ 18.8     $ 13.8          $ 24.2      $ 4.3
Fair value of plan assets             $   -      $    -          $ 19.0      $ 1.5

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

N. RESTRUCTURING AND ASSET IMPAIRMENTS

In 2001, the company undertook new initiatives to reduce its cost structure and executed several business repositionings intended to improve its competitiveness. These actions have or will result in the closure of thirteen facilities and a net employment reduction of approximately 2,200 production, selling and administrative people. As a result, the company recorded $18.3 million and $54.1 million of restructuring and asset impairment charges in the first and fourth quarters, respectively. Reserves were established for these initiatives consisting of $54.8 million for severance, $10.4 million for asset impairment charges and $7.2 million for other exit costs. The charges for asset impairments are primarily related to manufacturing and other assets that are being retired and disposed of as a result of the closure of manufacturing facilities. The majority of these assets are written down to zero as they have no future internal use and nominal market value. These initiatives are expected to be significantly completed by the middle of 2003.

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

BUSINESS SEGMENTS

(Millions of Dollars)                 2001         2000          1999
                                      ----         ----          ----
NET SALES

Tools                              $ 2,022.1     $ 2,142.5    $ 2,116.2
Doors                                  602.3         606.4        635.6
                                     -------       -------      -------
Consolidated                       $ 2,624.4     $ 2,748.9    $ 2,751.8
                                     =======       =======      =======
OPERATING PROFIT

Tools                              $   265.6     $   285.7    $   248.1
Doors                                   63.8          55.1         41.7
                                     -------       -------      -------
                                       329.4         340.8        289.8
Restructuring charges, asset
  Impairments, and transition
  and other costs                     (72.4)             -       (33.6)
Interest-net                          (25.6)        (27.1)       (27.9)
Other-net                                5.3        (20.0)          2.5
                                     -------       -------      -------
Earnings before income taxes       $   236.7     $   293.7    $   230.8
                                     =======       =======      =======

SEGMENT ASSETS

Tools                              $ 1,615.8     $ 1,502.4    $ 1,455.1
Doors                                  318.0         260.3        306.4
                                     -------       -------      -------
                                     1,933.8       1,762.7      1,761.5

Corporate assets                       121.9         122.1        129.1
                                     -------       -------      -------
Consolidated                       $ 2,055.7     $ 1,884.8    $ 1,890.6
                                     =======       =======      =======

CAPITAL EXPENDITURES

Tools                              $    59.8     $    44.5    $    90.2
Doors                                   13.3          19.9         12.7
                                     -------        ------       ------
Consolidated                       $    73.1     $    64.4     $  102.9
                                     =======         =====        =====

DEPRECIATION AND
AMORTIZATION

Tools                               $   69.0     $    66.2    $    70.1
Doors                                   13.9          17.1         15.5
                                      ------        ------       ------
Consolidated                        $   82.9     $    83.3    $    85.6
                                      ======        ======       ======

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

Sales to Home Depot, the company's largest customer, were approximately 19%, 17% and 15% of consolidated net sales in 2001, 2000 and 1999, respectively. For 2001, 2000 and 1999, net sales to this one customer amounted to approximately 45%, 42% and 38%, respectively, for the Doors segment and approximately 11%, 10% and 10%, respectively for the Tools segment.

GEOGRAPHIC AREAS

(Millions of Dollars)                 2001         2000          1999
                                      ----         ----          ----
NET SALES
United States                      $ 1,885.2     $ 1,984.0    $ 1,962.5
Other Americas                         185.4         203.3        199.0
Europe                                 456.7         459.3        493.2
Asia                                    97.1         102.3         97.1
                                      ------        ------       ------
Consolidated                       $ 2,624.4     $ 2,748.9    $ 2,751.8
                                      ======        ======       ======
LONG-LIVED ASSETS

United States                      $   593.5     $   458.3    $   442.1
Other Americas                          28.5          31.3         28.1
Europe                                 254.1         266.7        286.3
Asia                                    38.2          34.2         36.7
Other                                      -             -          6.4
                                      ------        ------       ------
Consolidated                       $   914.3     $   790.5    $   799.6
                                      ======        ======       ======

P. INCOME TAXES

Significant components of the company's deferred tax liabilities and assets as of the end of each fiscal year were as follows:

(Millions of Dollars)                                 2001         2000
                                                      ----         ----
Deferred tax liabilities:
     Depreciation                                 $   78.0      $  82.4
     Other                                             5.8         16.4
                                                     -----        -----
Total deferred tax liabilities                        83.8         98.8
                                                     -----        -----
Deferred tax assets:
     Employee benefit plans                           16.5         26.4
     Doubtful accounts                                10.8         16.1
     Inventories                                       7.7         13.8
     Amortization of intangibles                      14.7         16.4
     Accruals                                         12.8         13.9
     Restructuring charges                            14.9         20.7
     Foreign and state operating loss
     carryforwards                                    21.0         16.1
     Other                                             0.8          6.9
                                                     -----        -----
                                                      99.2        130.3
Valuation allowance                                 (21.0)       (16.1)
                                                     -----        -----
Total deferred tax assets                             78.2        114.2
                                                     -----        -----
Net deferred tax (liabilities) asset              $ ( 5.6)      $  15.4
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

Income tax expense consisted of the following:

(Millions of Dollars)                   2001          2000         1999
                                        ----          ----         ----
Current:
     Federal                         $  24.1       $  40.1      $  25.3
     Foreign                            19.6          16.7         13.7
     State                               5.9           7.0          5.6
                                       -----        ------       ------
     Total current                      49.6          63.8         44.6
                                       -----        ------       ------
Deferred (benefit):
     Federal                            33.4          34.7         32.1
     Foreign                           (7.0)         (2.9)           .8
     State                               2.4           3.7          3.3
                                       -----        ------       ------
Total deferred (benefit)                28.8          35.5         36.2
                                       -----        ------       ------
Total                                $  78.4       $  99.3      $  80.8
                                       =====        ======       ======

Income taxes paid during 2001, 2000 and 1999 were $41.4 million and $59.7 million and $22.4 million, respectively.

The reconciliation of federal income tax at the statutory federal rate to income tax at the effective rate was as follows:

(Millions of Dollars)                   2001          2000         1999
                                        ----          ----         ----
Tax at statutory rate                $  82.8       $ 102.8      $  80.8
State income taxes,
     net of federal benefits             5.4           6.7          5.8
Difference between foreign
     and federal income tax           (15.9)         (7.0)        (4.5)
Other-net                                6.1         (3.2)        (1.3)
                                       -----         -----        -----
Income taxes                         $  78.4       $  99.3      $  80.8
                                       =====         =====        =====

The components of earnings before income taxes consisted of the following:

(Millions of Dollars)                   2001          2000         1999
                                        ----          ----         ----
United States                         $212.9        $267.5       $201.0
Foreign                                 23.8          26.2         29.8
                                       -----         -----        -----
Total pretax earnings                 $236.7        $293.7       $230.8
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

                                     *******

                               SUPPLEMENTARY DATA

Quarterly Results of Operations (Unaudited)
-------------------------------------------

(Millions of Dollars, except per share amounts)                                        QUARTER                            YEAR
                                                        -------------------------------------------------------          -------
                                                          FIRST A        SECOND         THIRD B        FOURTH C             2001
                                                          -------        ------         -------        --------             ----

NET SALES                                                 $626.2          $676.5         $676.1         $645.6          $2,624.4
GROSS PROFIT                                               227.7           239.2          239.3          216.9             923.1
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES               153.5           151.0          152.1          137.1             593.7
RESTRUCTURING AND ASSET IMPAIRMENT CHARGES                  18.3             0.0            0.0           54.1              72.4
NET EARNINGS                                                46.6            50.7           54.5            6.5             158.3

NET EARNINGS PER SHARE:

     BASIC                                              $    .54        $    .59       $    .64       $    .08        $     1.85
     DILUTED                                            $    .54        $    .58       $    .62       $    .07        $     1.81


2000

Net sales                                                 $695.4          $702.8         $684.4         $666.3          $2,748.9
Gross profit                                               257.4           255.7          245.0          239.3             997.4
Selling, general and administrative expenses               171.9           168.1          162.2          154.4             656.6

Net earnings                                                48.2            50.6           48.7           46.9             194.4

Net earnings per share:
     Basic                                              $    .54        $    .58       $    .56       $    .54        $     2.22
     Diluted                                            $    .54        $    .58       $    .56       $    .54        $     2.22

A First quarter restructuring and asset impairment charges include $17 million for severance and $1 million for other exit costs. First quarter results also include a pension curtailment gain of $29 million, and $11 million in special charges related to several business repositionings and a series of initiatives at Mac Tools. The $11 million was classified in the statement of operations as follows: $6 million in cost of sales, $3 million in selling general and administrative expenses and $2 million in other-net.

B Third quarter results include $5 million of special charges for non-recurring severance recorded in selling, general and administrative expenses offset by $5 million in special credits for one-time tax benefits.

C Fourth quarter restructuring and asset impairment charges include $38 million for severance, $10 million for asset impaiments, and $6 million for other exit costs. Also included in fourth quarter results is a $6 million special charge to cost of sales for disposition of inventory for discontinued manufacturing plants and SKU's.