Form 10-Q
period 2002-03-30
STANLEY WORKS
filed 2002-05-14
CIK 93556

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934
                For the quarterly period ended March 30, 2002.

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 85,262,792 shares of the company's Common Stock ($2.50 par value) were outstanding as of May 3, 2002.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  THE STANLEY WORKS AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED, MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)



                               First Quarter
                               2002      2001
                            -------   -------

Net sales                   $ 616.7   $ 621.6
Costs and expenses
  Cost of sales               401.2     398.5
  Selling, general and
    administrative            135.1     148.9
  Interest expense              7.1       8.3
  Interest income              (0.7)     (1.7)
  Other - net                   2.1     (21.1)
    Restructuring charge          -      18.3
                              -------  -------
                              544.8     551.2
                             -------  -------
Earnings before
    income taxes               71.9      70.4

Income taxes                   23.0      23.8
                            -------   -------
Net earnings                $  48.9   $  46.6
                            =======   =======
Net earnings per
    share of common stock

     Basic                  $  0.57   $  0.54
                            =======   =======
     Diluted                $  0.56   $  0.54
                            =======   =======
Dividends per share         $  0.24   $  0.23
                            =======   =======
Average shares outstanding
    (in thousands)

     Basic                   85,518    85,897
                            =======   =======
     Diluted                 87,889    87,113
                            =======   =======







See notes to consolidated financial statements.

                           THE STANLEY WORKS AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED, MILLIONS OF DOLLARS)

                                                        March 30    December 29
                                                            2002           2001
                                                        --------    -----------
ASSETS
Current assets
   Cash and cash equivalents                             $ 109.9    $   115.2
   Accounts and notes receivable                           566.8        551.3
   Inventories                                             394.6        410.1
   Other current assets                                     71.8         64.8
                                                        --------     --------
Total current assets                                     1,143.1      1,141.4

Property, plant and equipment                            1,232.9      1,229.7
   Less: accumulated depreciation                         (742.0)      (735.4)
                                                        --------     --------
                                                           490.9        494.3

Goodwill and other intangibles                             235.4        236.1
Other assets                                               194.5        183.9
                                                        --------     --------
                                                       $ 2,063.9    $ 2,055.7
                                                        ========     ========
LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities
   Short-term borrowings                               $   181.5    $   177.3
   Current maturities of long-term debt                    119.9        120.1
   Accounts payable                                        249.9        247.7
   Accrued expenses                                        258.6        280.4
                                                        --------     --------
Total current liabilities                                  809.9        825.5

Long-term debt                                             194.8        196.8
Other liabilities                                          182.4        201.1

Shareowners' equity
   Common stock                                            230.9        230.9
   Retained earnings                                     1,217.9      1,184.9
   Accumulated other comprehensive loss                   (138.8)      (138.9)
   ESOP debt                                              (186.0)      (187.7)
                                                        --------     --------
                                                         1,124.0      1,089.2
       Less: cost of common stock in treasury              247.2        256.9
                                                        --------     --------
 Total shareowners' equity                                 876.8        832.3
                                                        --------     --------
                                                       $ 2,063.9    $ 2,055.7
                                                        ========     ========




See notes to consolidated financial statements.

                       THE STANLEY WORKS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED, MILLIONS OF DOLLARS)

                                         First  Quarter
                                          2002     2001
                                        ------  ------
Operating Activities
  Net earnings                          $ 48.9  $ 46.6
  Depreciation and amortization           16.7    22.3
  Restructuring charge                      -     18.3
  Other non-cash items                   (15.1)  (30.4)
  Changes in working capital              (5.9)  (46.0)
  Changes in other operating
     assets and liabilities              (24.1)  (32.0)
                                        ------  ------
  Net cash provided by (used in)
     operating activities                 20.5   (21.2)

Investing Activities
  Capital expenditures                   (18.7)  (15.9)
  Other                                    0.2    (1.9)
                                        ------  ------
  Net cash used in
     investing activities                (18.5)  (17.8)

Financing Activities
  Proceeds from long-term borrowings       0.5       -
  Net short-term borrowings                4.4    72.7
  Proceeds from issuance of common stock   8.1     5.2
  Purchase of common stock for treasury   (0.1)   (0.1)
  Cash dividends on common stock         (20.4)  (19.7)
                                        ------  ------
Net cash provided by (used in)
     financing activities                 (7.5)   58.1

Effect of exchange rate changes on cash    0.2    (1.3)
                                        ------  ------
Increase (decrease) in cash and
     cash equivalents                     (5.3)   17.8
Cash and cash equivalents,
     beginning of period                 115.2    93.6
                                        ------  ------
Cash and cash equivalents,
     end of first quarter               $109.9  $111.4
                                        ======  ======




See notes to consolidated financial statements.

                       THE STANLEY WORKS AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREOWNERS' EQUITY
                        (UNAUDITED, MILLIONS OF DOLLARS)

                                     Accumulated
                                    Other Compre-
                                       hensive                     Total
                    Common  Retained   Income    ESOP  Treasury  Shareowners'
                     Stock  Earnings   (Loss)    Debt    Stock     Equity
                    ---------------------------------------------------------
Balance Dec 29, 2001 $230.9 $1,184.9  $(138.9)  $(187.7)  $(256.9)  $832.3
Comprehensive income:
    Net earnings                48.9                                  48.9
    Foreign currency
      translation & other                 0.1                          0.1
Total comprehensive                                                  -----
      income                                                          49.0
Cash dividends
  declared                     (20.4)                                (20.4)
Net common stock
  activity                       2.0                          9.7     11.7
ESOP debt                                            1.7               1.7
ESOP & stock option
  tax benefit                    2.5                                   2.5
                    ---------------------------------------------------------
Balance Mar. 30 2002 $230.9 $1,217.9  $(138.8)   $(186.0) $(247.2)  $876.8
                    =========================================================

                                    Accumulated
                                    Other Compre-
                                       hensive                     Total
                    Common  Retained   Income    ESOP  Treasury  Shareowners'
                     Stock  Earnings   (Loss)    Debt    Stock     Equity
                    ---------------------------------------------------------
Balance Dec 30, 2000 $230.9 $1,039.6  $(124.5)  $(194.8)  $(214.7)  $736.5
Comprehensive income:
    Net earnings                46.6                                  46.6
    Foreign currency
      translation & other               (12.7)                       (12.7)
Total comprehensive                                                  -----
  income                                                              33.9
Cash dividends
  declared                     (19.7)                                (19.7)
Net common stock
  activity                       2.2                          3.6      5.8
ESOP debt                                            1.8               1.8
ESOP & stock option
  tax benefit                    0.8                                   0.8
                    ---------------------------------------------------------
Balance Mar 31, 2001 $230.9 $1,069.5  $(137.2)   $(193.0) $(211.1)  $759.1
                    =========================================================





See notes to consolidated financial statements.

                       THE STANLEY WORKS AND SUBSIDIARIES
                          BUSINESS SEGMENT INFORMATION
                        (UNAUDITED, MILLIONS OF DOLLARS)



                             First   Quarter
                              2002      2001
                           -------   -------
INDUSTRY SEGMENTS
Net sales
  Tools                    $ 478.0   $ 488.0
  Doors                      138.7     133.6
                           -------   -------
  Consolidated             $ 616.7   $ 621.6
                           =======   =======

Operating profit
  Tools                    $  61.8   $  62.7
  Doors                       18.6      11.5
                           -------   -------
                           $  80.4   $  74.2
                          ========   ========




See notes to consolidated financial statements.

                       THE STANLEY WORKS AND SUBSIDIARIES
        NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 30, 2002


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included. For further information, refer to the consolidated financial statements and footnotes included in the company's Annual Report on Form 10-K for the year ended December 29, 2001.

NOTE B - EARNINGS PER SHARE COMPUTATION

The following table reconciles the weighted average shares outstanding used to calculate basic and diluted earnings per share.

                                  First Quarter
                               2002           2001
                            ----------     ----------
Net earnings -
  basic and diluted             $  48.9       $  46.6
                            ===========   ===========
Basic earnings per share -
  weighted average shares    85,517,563    85,897,217

Dilutive effect of
  employee stock options      2,371,342     1,215,773
                             ----------    ----------
Diluted earnings per share -
  weighted average shares    87,888,905    87,112,990
                            ===========   ===========


NOTE C - INVENTORIES

The components of inventories at the end of the first quarter of 2002 and at year-end 2001, in millions of dollars, are as follows:

                             March 30     December 29
                               2002              2001
                             -------          -------
Finished products            $ 300.3          $ 308.0
Work in process                 51.7             49.1
Raw materials                   42.6             53.0
                             -------          -------
                             $ 394.6          $ 410.1
                             =======          =======

NOTE D - GOODWILL AND OTHER INTANGIBLES

The components of goodwill and other intangibles at the end of the first quarter of 2002 and at year-end 2001, in millions of dollars, are as follows:



                            March 30         December 29
                              2002              2001
                            --------         -----------
Goodwill                    $ 215.2           $ 216.2
Other intangibles              54.9              54.3
Accumulated amortization      (34.7)            (34.4)
                            -------           -------
                            $ 235.4           $ 236.1
                            =======           =======


In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), there is no amortization of goodwill recorded in the first quarter of 2002. The company records amortization expense for its other intangibles, primarily patents, copyrights and trademarks. First quarter amortization expense for these assets totaled $0.4 million in 2002 and $0.7 million in 2001.


NOTE E - OTHER-NET

Other-net in the first quarter of 2001 included a pre-tax non-recurring pension curtailment gain of $29.3 million, or $0.22 per share.

NOTE F - RECENT ACCOUNTING PRONOUNCEMENTS

In January, 2002 the company adopted Emerging Issues Task Force (EITF) Issue Number 00-25 "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services". EITF 00-25 requires the reclassification of certain customer promotional payments previously reported in selling, general and administrative (SG&A) expenses as a reduction of revenue, and prior periods must be restated for comparability of results. First quarter 2002 net sales include $4.9 million of co-operative advertising (co-op) amounts that would have been recorded to SG&A under the company's previous accounting policy. In addition, first quarter 2001 net sales and SG&A are $4.6 million lower than previously published amounts reflecting reclassification of co-op expenses.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142. This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. The Company adopted the statement effective January 1, 2002. As a result of adopting SFAS No. 142, the Company will no longer record goodwill amortization. Goodwill amortization included in other-net for the first quarter of 2001, totaled $1.3 million ($0.9 million, net of taxes), or $.01 per share. Thus first quarter 2001 pro forma net income and diluted earnings per share, excluding goodwill amortization, is $47.5 million and $0.55, respectively. The company did not recognize an impairment loss upon adoption of this statement in 2002.

NOTE G - SUBSEQUENT EVENT

At the company's annual meeting on May 9, 2002, shareholders voted, among other things, to approve the previously announced proposal to reincorporate in Bermuda. At the annual meeting certain shareholders who were participants in the company's 401(k) plan expressed some confusion with respect to voting procedures for shares held in the plan.

Although the company believes the shareholder vote at the annual meeting to be fair and appropriate, it acknowledged concerns that participants in the company's 401(k) plan may have been confused about 401(k) plan voting procedures. In order to eliminate any confusion and even the appearance of impropriety and to ensure that the company acts in accordance with its shareholders' wishes, on May 10, 2002, the company's Board of Directors authorized a revote on the reorganization.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
Net sales were $617 million in the first quarter of 2002 as compared to $622 million in the first quarter of 2001, representing a decrease of less than 1%. The company continues to experience sales volume declines in the Tools segment due to the softness in the commercial and industrial tools markets. The decline was attributable to the continued weakness across industrial tools channels. The decline in these markets was partially offset by an increase in net sales from strong sales in the Tools and Doors segments within the consumer markets.

The company reported gross profit of $216 million, or 34.9% of net sales in the first quarter of 2002 compared to $223 million, or 35.9% of net sales in 2001. Included in the cost of sales in 2001 were $6 million of one-time business repositioning charges. Gross profit in 2001, excluding these special charges, was 36.8%. The decline in the gross profit percentage of 190 basis points versus the prior year was primarily the result of a mix shift from higher margin to lower margin activities as well as lower production levels.

Selling, general and administrative expenses (SG&A) reported by the company were $135 million, or 21.9% of net sales, in the first quarter of 2002, compared to $149 million, or 24.0% of net sales, in the prior year. Included in SG&A for 2001 were $3 million of one-time business repositioning charges. Excluding these costs, SG&A decreased $11 million or 150 basis points below first quarter 2001 levels. The decline in SG&A was a result of the company's restructuring initiatives in the first and fourth quarters of 2001 that were highlighted by a decline in personnel and facility costs. Partially offsetting the decline in SG&A costs in the first quarter of 2002 were approximately $2 million in expenses related to the company's proposed reincorporation to Bermuda.

Other-net in 2001 includes a $29 million pension curtailment gain as well as $2 million of one-time business repositioning charges. Excluding these one-time charges and credits, other-net expenses in 2002 decreased as a result of the elimination of $1.3 million of goodwill amortization from the implementation of SFAS 142 and improvement in the company's Mac Advantage financing program.

The company's income tax rate was 32% in the first quarter this year compared to 33%, excluding the tax impact of special charges and credits, in the prior year. The decline in the effective rate reflects the continued benefit of organizational and structural changes, primarily in Europe.

The discussion of the results of operations above include special charges and credits that were incurred in the first quarter of 2001. These items include:

     o a pre-tax, non-recurring $29 million pension curtailment gain pertaining to the U.S. plans in accordance with SFAS Statement No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits".

     o an $11 million one-time charge associated with several business repositionings, primarily in the Tools segment. These charges were classified in the statement of operations for 2001 as follows: (i) $0.7 - net sales, (ii) $5.5 million - cost of sales, (iii) $3.3 million - SG&A and (iv) $1.7 million - other net.

BUSINESS SEGMENT RESULTS
The Tools segment includes carpenters, mechanics, pneumatic and hydraulic tools as well as tool sets. The Doors segment includes commercial and residential doors, both automatic and manual, as well as closet doors and systems, home decor and door and consumer hardware. Segment eliminations are excluded.

Tools sales in the first quarter of 2002 decreased 2% to $478 million from $488 million in the prior year's first quarter. The decrease was primarily from continued declines caused by weak industrial and commercial markets partially offset by strong sales in consumer markets. The Tools segment operating profit, excluding special credits and charges of $10 million in 2001, was 14.6% of net sales for the first quarter of 2001 as compared with 12.9% in 2002. The decline in operating profit is a result of the sales decline and the shift of those sales from the industrial channels to the less profitable retail channels. Doors segment sales increased to $139 million, or 4% in the first quarter of 2002, on strong sales to the consumer markets. The Doors segment operating profit increased to 13.4% of net sales in the first quarter of 2002 compared with 8.8% of net sales, excluding special credits and charges, in the same period last year. This increase was driven primarily from productivity gains within the company's hardware business as a result of manufacturing moves to low cost countries.

RESTRUCTURING
As a result of initiatives for reduction of its cost structure the company recorded an $18 million charge for restructuring-related severance obligations in the first quarter of 2001.

Restructuring reserves as of the beginning of 2002 were $39 million. These reserves consisted of $27 million related to severance, $6 million related to asset write-downs, and $6 million related to other exit costs. In the first quarter of 2002, severance of $11 million and asset write-downs and other exit costs of $5 million, reduced these reserves to $23 million.

FINANCIAL CONDITION
LIQUIDITY AND SOURCES OF CAPITAL

In the first quarter of 2002, the company's cash from operating activities increased from the prior year from a use of $21 million in 2001 to a source of cash totaling $21 million in 2002. The primary driver for the positive cash flow in the first quarter of 2002 versus 2001 was the management of inventory levels that resulted in a source of cash in 2002 of $11 million as inventory balances declined from year-end. In 2001, increasing inventory levels resulted in a use of cash of $29 million. As a result of the company's positive operating cash flow in the first quarter of 2002, net cash from financing activities changed significantly from a source of funds in 2001 of $58 million to a use of funds in 2002 of $8 million as the company did not have to draw on funds to manage working capital requirements

PART II OTHER INFORMATION


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

         None

(b) REPORTS ON FORM 8-K.

         (1) Registrant filed a Current Report on Form 8-K, dated January 24, 2002, in respect of the Registrant's press release announcing fourth quarter 2001 results.

         (2) Registrant filed a Current Report on Form 8-K, dated February 8, 2002, in respect of the Registrant's press release, disclosing earnings guidance for the first quarter and full year 2002 given at a presentation to analysts.

         (3) Registrant filed a Current Report on Form 8-K, dated February 25, 2002, in respect of the Registrant's press release announcing it's strategic alliance with the Home Depot.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                     THE STANLEY WORKS




Date: May 14, 2002                                   By:  James M. Loree

                                                     James M. Loree
                                                     Vice President, Finance and
                                                     Chief Financial Officer