Form 10-Q
period 2002-06-30
STANLEY WORKS
filed 2002-08-13
CIK 93556

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the quarterly period ended June 29, 2002.

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 85,630,653 shares of the company's Common Stock ($2.50 par value) were outstanding as of August 9, 2002.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       THE STANLEY WORKS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (UNAUDITED, MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)


                                              Second Quarter                     Year to Date
                                            2002           2001               2002           2001
                                         ---------      ---------          ---------       ---------
Net sales                                $   649.1      $   671.6          $ 1,265.8       $ 1,293.2
                                         ---------      ---------          ---------       ---------

Costs and expenses
  Cost of sales                              426.1          437.3              827.3           835.8
  Selling, general and
    administrative                           134.9          146.1              270.0           295.0
  Interest expense                             6.9            9.1               14.0            17.4
  Interest income                             (1.0)          (1.6)              (1.7)           (3.3)
  Other - net                                (21.0)           5.0              (18.9)          (16.1)
  Restructuring charges
    and asset impairments                       --             --                 --            18.3
                                         ---------      ---------          ---------       ---------
                                             545.9          595.9            1,090.7         1,147.1
                                         ---------      ---------          ---------       ---------
Earnings before
    income taxes                             103.2           75.7              175.1           146.1

Income taxes                                  39.9           25.0               62.9            48.8
                                         ---------      ---------          ---------       ---------
Net earnings                             $    63.3      $    50.7          $   112.2       $    97.3
                                         =========      =========          =========       =========
Net earnings per
    share of common stock

     Basic                               $    0.74      $    0.59          $    1.31       $    1.13
                                         =========      =========          =========       =========
     Diluted                             $    0.72      $    0.58          $    1.28       $    1.12
                                         =========      =========          =========       =========
Dividends per share                      $    0.24      $    0.23          $    0.48       $    0.46
                                         =========      =========          =========       =========
Average shares outstanding
    (in thousands)

     Basic                                  85,822         85,838             85,677          85,856
                                         =========      =========          =========       =========
     Diluted                                88,111         87,517             87,972          87,293
                                         =========      =========          =========       =========


See notes to consolidated financial statements.

                       THE STANLEY WORKS AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (UNAUDITED, MILLIONS OF DOLLARS)

                                                            June 29           December 29
                                                              2002               2001
                                                            --------           --------
ASSETS
Current assets
   Cash and cash equivalents                                $  139.6           $  115.2
   Accounts and notes receivable                               560.0              551.3
   Inventories                                                 401.8              410.1
   Other current assets                                        170.0               64.8
                                                            --------           --------
Total current assets                                         1,271.4            1,141.4

Property, plant and equipment                                1,248.7            1,229.7
   Less: accumulated depreciation                             (756.2)            (735.4)
                                                            --------           --------
                                                               492.5              494.3


Goodwill, net                                                  219.3              216.2
Other intangibles assets                                        20.6               19.9
Other assets                                                   161.7              183.9
                                                            --------           --------
                                                            $2,165.5           $2,055.7
                                                            ========           ========
LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities
   Short-term borrowings                                    $  152.1           $  177.3
   Current maturities of long-term debt                        118.5              120.1
   Accounts payable                                            261.9              247.7
   Accrued expenses                                            293.6              280.4
                                                            --------           --------
Total current liabilities                                      826.1              825.5

Long-term debt                                                 208.1              196.8
Other liabilities                                              189.6              201.1

Shareowners' equity
   Common stock                                                230.9              230.9
   Retained earnings                                         1,249.5            1,184.9
   Accumulated other comprehensive loss                       (125.3)            (138.9)
   ESOP debt                                                  (184.3)            (187.7)
                                                            --------           --------
       Less: cost of common stock in treasury                  229.1              256.9
                                                            --------           --------
 Total shareowners' equity                                     941.7              832.3
                                                            --------           --------
                                                            $2,165.5           $2,055.7
                                                            ========           ========

See notes to consolidated financial statements.

                       THE STANLEY WORKS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED, MILLIONS OF DOLLARS)


                                                               Second Quarter            Year to Date
                                                              2002        2001         2002         2001
                                                             ------      ------       ------       ------
Operating activities
  Net earnings                                               $ 63.3      $ 50.7       $112.2       $ 97.3
  Depreciation and amortization                                16.0        19.9         32.7         42.2
  Restructuring charges and
     asset impairments                                                                               18.3
  Other non-cash items                                         (2.6)        6.8        (17.7)       (23.6)
  Changes in working capital                                   12.8       (18.3)         6.9        (64.3)
  Changes in other operating assets
     and liabilities                                           (5.5)       (3.1)       (29.6)       (35.1)
                                                             ------      ------       ------       ------
  Net cash provided by
     operating activities                                      84.0        56.0        104.5         34.8


Investing activities
  Capital expenditures                                        (12.5)      (20.1)       (31.2)       (36.0)
  Proceeds from sales of assets                                 5.6         1.2          9.3          1.2
  Business acquisitions                                          --       (79.3)          --        (79.3)
  Other                                                        (1.8)       (1.6)        (5.3)        (3.5)
                                                             ------      ------       ------       ------
  Net cash used in
     investing activities                                      (8.7)      (99.8)       (27.2)      (117.6)


Financing activities
  Payments on long-term borrowings                             (0.9)       (2.3)        (0.9)        (2.3)
  Proceeds from long-term borrowings                             --          --          0.5           --
  Net short-term borrowings                                   (30.4)      116.8        (26.0)       189.5
  Proceeds from issuance of common stock                        4.3         6.0         12.4         11.2
  Purchase of common stock for treasury                          --        (0.1)        (0.1)        (0.2)
  Cash dividends on common stock                              (20.5)      (19.6)       (40.9)       (39.3)
                                                             ------      ------       ------       ------
Net cash provided by (used in)
     financing activities                                     (47.5)      100.8        (55.0)       158.9


Effect of exchange rate changes on cash                         1.9        (6.2)         2.1         (7.5)
                                                             ------      ------       ------       ------
Increase in cash and
     cash equivalents                                          29.7        50.8         24.4         68.6

Cash and cash equivalents,
     beginning of period                                      109.9       111.4        115.2         93.6
                                                             ------      ------       ------       ------
Cash and cash equivalents,
     end of second quarter                                   $139.6      $162.2       $139.6       $162.2
                                                             ======      ======       ======       ======

See notes to consolidated financial statements.

                       THE STANLEY WORKS AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREOWNERS' EQUITY
                        (UNAUDITED, MILLIONS OF DOLLARS)

                                                               Accumulated
                                                              Other Compre-
                                                                 hensive                                 Total
                                     Common      Retained        Income        ESOP     Treasury      Shareowners'
                                      Stock      Earnings        (Loss)        Debt       Stock          Equity
                             ----------------------------------------------------------------------------------------
Balance Dec 30, 2001                 $230.9      $1,184.9       $(138.9)     $(187.7)    $(256.9)        $832.3
Comprehensive income:
    Net earnings                                    112.2                                                 112.2
    Foreign currency
      translation & other                                          13.6                                    13.6
                                                                                                           ----
Total comprehensive
  income                                                                                                  125.8
Cash dividends
  declared                                          (40.9)                                                (40.9)
Net common stock
  activity                                          (11.3)                                  27.8           16.5
ESOP debt                                                                        3.4                        3.4
ESOP and stock option
  tax benefit                                         4.6                                                   4.6
                             ----------------------------------------------------------------------------------------
Balance June 29, 2002                $230.9      $1,249.5       $(125.3)     $(184.3)    $(229.1)        $941.7
                             ========================================================================================


                                                               Accumulated
                                                              Other Compre-
                                                                 hensive                                 Total
                                     Common      Retained        Income        ESOP     Treasury      Shareowners'
                                      Stock      Earnings        (Loss)        Debt       Stock          Equity
                             ----------------------------------------------------------------------------------------
Balance Dec. 30, 2000                $230.9      $1,039.6       $(124.5)     $(194.8)    $(214.7)       $ 736.5
Comprehensive income:
    Net earnings                                     97.3                                                  97.3
    Foreign currency
      translation & other                                         (16.7)                                  (16.7)
                                                                                                          ------
Total comprehensive
  income                                                                                                   80.6
Cash dividends
  declared                                          (39.3)                                                (39.3)
Net common stock
  activity                                           30.8                                  (17.1)          13.7
ESOP debt                                                                        3.5                        3.5
ESOP and stock option
  tax benefit                                         2.4                                                   2.4
                             ----------------------------------------------------------------------------------------
Balance June 30, 2001                $230.9      $1,130.8       $(141.2)     $(191.3)    $(231.8)       $ 797.4
                             ========================================================================================

See notes to consolidated financial statements.

                       THE STANLEY WORKS AND SUBSIDIARIES
                          BUSINESS SEGMENT INFORMATION
                        (UNAUDITED, MILLIONS OF DOLLARS)

                                                Second Quarter                   Year to Date
                                              2002         2001               2002           2001
                                            -------      -------            --------       --------
INDUSTRY SEGMENTS
Net sales
  Tools                                     $ 496.5      $ 521.2            $  974.5       $1,009.2
  Doors                                       152.6        150.4               291.3          284.0
                                            -------      -------            --------       --------
  Consolidated                              $ 649.1      $ 671.6            $1,265.8       $1,293.2
                                            =======      =======            ========       ========

Operating profit
  Tools                                      $ 65.6       $ 73.7            $  127.4       $  136.4
  Doors                                        22.5         14.5                41.1           26.0
                                            -------      -------            --------       --------
                                             $ 88.1       $ 88.2            $  168.5       $  162.4
                                            =======      =======            ========       ========

See notes to consolidated financial statements.

                       THE STANLEY WORKS AND SUBSIDIARIES
        NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 29, 2002


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

NOTE B - EARNINGS PER SHARE COMPUTATION

The following table reconciles the weighted average shares outstanding used to calculate basic and diluted earnings per share.

                                                     Second Quarter                           Six Months
                                                2002                2001                2002               2001
                                             ----------          ----------          ----------         ----------
Net earnings -
  basic and diluted                              $ 63.3              $ 50.7              $112.2             $ 97.3
                                             ==========          ==========          ==========         ==========
Basic earnings per share -
  weighted average shares                    85,821,784          85,838,839          85,676,669         85,855,588

Dilutive effect of
  employee stock options                      2,289,587           1,678,487           2,294,893          1,437,848
                                             ----------          ----------          ----------         ----------
Diluted earnings per share -
  weighted average shares                    88,111,371          87,517,326          87,971,562         87,293,436
                                             ==========          ==========          ==========         ==========

NOTE C - INVENTORIES

The components of inventories at the end of the second quarter of 2002 and at year-end 2001, in millions of dollars, are as follows:

                              June 29           December 29
                                2002                2001
                              ------              --------
Finished products             $309.1              $308.0
Work in process                 51.3                49.1
Raw materials                   41.4                53.0
                              ------              -------
                              $401.8              $410.1
                              ======              =======

NOTE D - GOODWILL AND OTHER INTANGIBLES

The components of goodwill and other intangibles at the end of the second quarter of 2002 and at year-end 2001, in millions of dollars, are as follows:

                                              June 29        December 29
                                               2002             2001
                                              ------          --------
   Goodwill, net                              $219.3           $216.2

   Other intangibles                            47.5             54.3
   Accumulated amortization                   (26.9)            (34.4)
                                            --------           -------
                                              $239.9           $236.1
                                            ========           =======

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", there is no amortization of goodwill recorded in 2002. The company records amortization expense for its other intangibles, primarily patents, copyrights and trademarks. Second quarter amortization expense for these assets totaled $0.4 million in 2002 and $0.7 million in 2001. Year-to-date amortization for these assets totaled $0.8 million in 2002 and $1.4 million in 2001.

NOTE E - OTHER-NET

Other-net for the second quarter and year to date period in 2002, includes an $18.4 million gain related to the settlement of the company's U.S. defined benefit pension plan, or $0.6 per share, net of taxes. Other-net for the 2001 year to date period includes a curtailment gain of $29.3 million, or $0.22 per share, net of taxes. These gains were recorded in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination of Benefits". See Note H for a further discussion as it relates to other-net.

NOTE F - RESTRUCTURING AND ASSET IMPAIRMENTS

In June 2002, the company recorded $8.4 million in severance charges as the company continues to rationalize its headcount to provide further SG&A expense reductions. $0.7 million was expended in June. The Company anticipates the $7.7 million balance of payments will be made by March 2003.

In the first quarter of 2001, the Company recorded additional restructuring reserves of $18.3 million for initiatives pertaining to the further reduction of its cost structure and executed several business repositionings intended to improve its competitiveness.

Restructuring reserves as of the beginning of 2002 were $38.5 million. These reserves consisted of $26.1 million related to severance, $5.8 million related to asset impairments and $6.6 million related to other exit costs. Of this amount, $2 million was for certain run-off expenditures of initiatives announced in 1997 and 1999 primarily related to noncancelable leases. For the 2002 year to date period, the Company charged $28.1 million against these reserves; $19.9 million for severance, $0.5 million for asset impairments and $7.7 million for other exit costs.

NOTE G - CONTACT EAST ACQUISITION

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

NOTE H - RECENT ACCOUNTING PRONOUNCEMENTS

In January, 2002 the company adopted Emerging Issues Task Force ("EITF") Issue Number 00-25 "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services". EITF 00-25 requires the reclassification of certain customer promotional payments previously reported in selling, general and administrative (SG&A) expenses as a reduction of revenue, and prior periods must be restated for comparability of results. Second quarter and year to date 2002 net sales include $5.8 million and $10.7 million, respectively, of co-operative advertising ("co-op") amounts that would have been recorded to SG&A under the company's previous accounting policy. In addition, second quarter and year to date 2001 net sales and SG&A are $4.9 million and $9.5 million, lower than previously published amounts, respectively, reflecting reclassification of co-op expenses.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142. This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. The Company adopted the statement effective January 1,2002. As a result of adopting SFAS No. 142, the Company no longer records goodwill amortization. Goodwill amortization included in other-net for the second quarter of 2001 was $1.9 million, ($1.7 million, net of taxes) or $0.02 per share. Thus, second quarter 2001 proforma net income and diluted earnings per share, excluding goodwill amortization, are $52.4 million and $0.60, respectively. Year to date goodwill amortization included in other-net in 2001 is $3.2 million ($2.6 million, net of taxes), or $0.03 per share. Thus, year to date 2001 proforma net income and diluted earnings per share, excluding goodwill amortization, are $99.9 million and $1.15, respectively.

NOTE I - SUBSEQUENT EVENTS

In July 2002, the company completed the acquisitions of Senior Technologies, Inc., a market leader of personal security systems for the nursing home market, and certain assets of Avnet, Inc's Production Supplies and Test division, a distributor of supplies to the electronic assembly industry. The total cost of these acquisitions was $34 million.

On August 2, 2002, management of the company, with approval from the Board of Directors, withdrew plans for the proposed reincorporation in Bermuda.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Net sales are $649.1 million for the second quarter of 2002, as compared to $671.6 million for the second quarter of 2001, representing a decline of $22.5 million, or 3.4%. The decrease in net sales is attributable to the Tools segment where continued weakness in the industrial tools channels and inventory reductions at major retail customers drove unit volume declines year over year. Year to date net sales are $1,265.8 million in 2002 as compared to $1,293.2 for the same period in 2001. The year to date decline in sales is primarily attributable to the quarterly discussion above as net sales for the first quarter of 2002 were relatively static against first quarter sales of 2001 (decline of less than 1%).

Gross profit for the second quarter of 2002 of $223 million is $11.3 million lower than the $234.3 million reported in the second quarter of 2001. The decline in gross profit is primarily a result of the decline in net sales noted above. To a lesser extent, a decline in the gross profit percentage of 50 basis points from 34.9% in the 2001 second quarter to 34.4% in the 2002 second quarter also contributed to the decline in gross profit. Year to date gross profit for 2002 amounts to $438.5 million as compared with $457.4 million for the same period in 2001, representing 34.6% and 35.4% of net sales, respectively. Included in year to date gross profit for 2001 is $6.2 million in special charges related to repositioning primarily at Mechanics Tools incurred in the first quarter of 2001. Excluding these special charges, year to date 2001 gross profit totaled $463.6 million, or 35.8% of net sales. Year to date gross profit for 2002 declined by $25.1 million and gross profit as a percent of sales declined by 120 basis points when excluding the special charges. The drivers for the decline in year to date gross profit in 2002 as compared to 2001 are consistent with the explanations for the second quarter. In addition, the decline in gross profit as a percentage of sales for the 2002 second quarter and year to date period as compared to the same periods in 2001 are primarily a result of a mix shift from higher margin to lower margin activities (industrial to retail).

Selling, general and administrative ("SG&A") expenses for the second quarter of 2002 are $134.9 million or 20.8% of net sales. The reported amount includes $8.4 million in severance charges as the company continues to rationalize its headcount to provide further SG&A expense reductions. SG&A expenses for the 2001 second quarter were $146.1 million, or 21.8% of net sales. Excluding the impact of the 2002 severance charges noted above, SG&A expenses declined $19.6 million, or 230 basis points as a percentage of net sales in the second quarter of 2002 as compared to the same period in 2001. 2002 year to date SG&A expenses are $270.0 million, or 21.3% of net sales as compared with $295.0 million, or 22.8% of net sales, for the same period in 2001. As indicated, SG&A expenses in 2002 include $8.4 million in severance charges incurred in the second quarter of 2002. In addition, year to date 2001 SG&A expenses include $3.3 million in special charges from the Mechanic Tools repositioning. Excluding these items, year to date SG&A expenses declined $30.1 million from $291.7 in 2001 to $261.6 million in 2002, resulting in a 180 basis point decline in SG&A expenses as a percentage of net sales from 22.5% in 2001 to 20.7% in 2002. The decline in 2002 SG&A expenses for both the quarterly and year to date periods are primarily from headcount reductions and the result of the company's previous restructuring actions. Partially offsetting the declines in SG&A expenses are $2 million and $4 million incurred in the 2002 second quarter and year to date period, respectively, for expenses related to the proposed Bermuda re-incorporation.

Interest expense for the 2002 second quarter declined by $2.2 million as compared with the 2001 second quarter from $9.1 million to $6.9 million. 2002 year to date interest expense declined by $3.4 million, from $17.4 million in 2001 to $14.0 million in 2002. These decreases are a result of declines in both the weighted-average debt balance and the company's borrowing rates.

Other-net for the second quarter of 2002 represents income of $21.0 million. Included in this amount is a gain of $18.4 million for the company's settlement of its U.S. defined benefit pension plan. Excluding this gain, other-net represents income of $2.6 million as compared to expense of $5.0 million for the second quarter of 2001. The fluctuation in other-net is a result of a decrease in the amortization of goodwill and other intangible assets of $2.2 million, primarily as a result of the implementation of SFAS No. 142 and a $3.3 million gain from the sale of a parcel of real estate. The remaining change in other-net was primarily the result of an improvement in the company's MAC Advantage financing program in the second quarter of 2002 as compared to the same period in 2001. Year to date, other-net represents income of $18.9 million in 2002 as compared with income of $16.1 million in 2001. As indicated, 2002 includes $18.4 million for a U.S. pension settlement gain. Year to date 2001, other-net includes a gain on the curtailment of that same pension plan of $29.3 million and $1.7 million of business repositioning one time charges. Excluding these items, other-net for the year to date period in 2002 represents income of $0.5 million and year to date 2001 other-net represents expense of $11.5 million. The improvement in other-net for the year to date period is the result of a decrease in the amortization of goodwill and other intangibles of $3.8 million, primarily as a result of the implementation of SFAS No. 142. The remaining improvement in other-net for the 2002 year to date period is consistent with that of the quarterly period noted above (gain on the sale of an asset and the improvement in the company's MAC Advantage financing program).

The company incurred $18.3 million in restructuring charges and asset impairments in the first quarter of 2001 that are reflected in the 2001 year to date results. These charges were incurred as the company took new initiatives to reduce its cost structure. Restructuring reserves as of the beginning of 2002 are $38.5 million. These reserves consist of $26.1 million related to severance, $5.8 million related to asset impairments and $6.6 million related to other exit costs. Of this amount, $2 million was for certain run-off expenditures of initiatives announced in 1997 and 1999 primarily related to noncancelable leases. Year to date in 2002, the Company charged $28.1 million against these reserves; $19.9 million for severance, $0.5 million for asset impairments and $7.7 million for other exit costs.

The company's effective tax rate for the second quarter of 2002 is 38.7% as compared with 33.0% in the second quarter of 2001. The 2002 effective rate includes the impact of the tax expense related to the settlement of the defined benefit plan that increased the effective rate by 6.7% for the period. Excluding this transaction, the company's effective tax rate for the second quarter of 2002 is 32.0%. The decline in the rate from 33.0% in 2001 to 32.0% in 2002 is the result of organizational and structural changes, primarily in Europe. For the year to date periods, the effective tax rate in 2002 totaled 35.9% as compared with 33.4% in 2001. Excluding the pension settlement in 2002 and the 2001 special charges and credits, which include the Mechanics Tools repositionings, restructuring charges and asset impairments and the pension curtailment, all discussed previously, the 2002 year to date effective tax rate was 32.0% as compared with 33.0% for the same period in 2001. The year to date decline in the effective tax rate is also a result of organizational and structural changes.

BUSINESS SEGMENT RESULTS
The Tools segment includes carpenters, mechanics, pneumatic and hydraulic tools as well as tool sets. The Doors segment includes commercial and residential doors, both automatic and manual, as well as closet doors and systems, home decor and door and consumer hardware. Segment eliminations are excluded.

Tools sales declined in the second quarter from $521.2 million in 2001 to $496.5 million in 2002, a decrease of 4.7%. For the 2002 year to date period, net sales are down by 3.4%, from $1,009.2 million in 2001 to $974.5 million in 2002. The decrease in net sales for the Tools segment for both the quarter and year to date is primarily the result of unit volume declines. Tools operating profit declined $8.1 million from the second quarter of 2001 as compared to the second quarter of 2002. Included in operating profit, however, was $7.8 million in severance incurred in the 2002 second quarter. Excluding these charges, operating profit for the Tools segment is $73.4 million, or 14.8% of net sales in the second quarter of 2002 as compared with operating profit of $73.7 million, or 14.1% of net sales for the same period in 2001. Year to date operating profit for the Tools segment is $127.4 million in 2002 as compared with $136.4 million in 2001. As indicated, the 2002 year to date period, includes severance charges of $7.8 million that were incurred in the 2002 second quarter. In addition, operating profit for the 2001 year to date period includes a special charge for business repositionings of $9.2 million that were incurred in the first quarter of 2001. Excluding these items, year to date operating profit in 2002 for the Tools segment is $135.2 million, or 13.9% of net sales and is $145.6 million, or 14.4% of net sales, for the same period in 2001.

Doors sales were $152.6 million in the second quarter of 2002 as compared to $150.4 million in the second quarter of 2001 and $291.3 million for the 2002 year to date period versus $284.0 million for the same period in 2001. Excluding $0.6 million in severance charges related to Doors in the second quarter of 2002, operating profit improved $8.6 million to $23.1 million as compared with $14.5 million in the second quarter of 2001. Year to date operating profit, excluding the $0.6 million in severance charges incurred in the second quarter of 2002 is $41.7 million in 2002 as compared with $26.3 million in 2001. The 2001 year to date amount excludes $0.3 million in special charges attributable to the Doors segment related to business repositionings. Excluding severance and special charges, operating profit for Doors totals 15.1% of net sales in the second quarter of 2002 as compared to 9.6% for the second quarter of 2001 and is 14.3% of total net sales for the 2002 year to date period as compared with 9.3% for the same period in 2001. The improvement in operating profit as a percentage of sales for the Doors segment is attributable to improved productivity from the movement of production within the segment to low cost countries and the continued reduction of SG&A expenses.

FINANCIAL CONDITION
LIQUIDITY AND SOURCES OF CAPITAL

For the quarter and year to date period ended June 29, 2002, operating cash flows are $84.0 million and $104.5 million, respectively as compared with $56.0 million and $34.8 million for the 2001 second quarter and year to date period, respectively. The improvement is primarily the result of improvements in working capital.

PART II OTHER INFORMATION

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The Company's Annual Meeting was held on May 9, 2002.

(i) The following directors were elected:

                                 Shares Voted      Shares
                                     For          Withheld      Non-Votes

Robert G. Britz                   71,500,791      7,330,094         0
Stillman B. Brown                 71,499,641      7,331,243         0
Emmanuel A. Kampouris             71,517,947      7,312,937         0
Derek V. Smith                    71,538,457      7,292,428         0
Kathryn D. Wriston                71,489,572      7,341,313         0

(ii) Ernst & Young LLP was approved as the Company's independent auditors by the following vote:

FOR      72,493,344               AGAINST    3,886,062
ABSTAIN   2,451,478               NOT VOTED          0

(iii) The company's reincorporation to Bermuda was approved by the following vote:

FOR      57,308,010               AGAINST    14,886,827
ABSTAIN   1,002,439               NOT VOTED   5,633,608

NOTE: At the company's annual meeting on May 9, 2002, shareholders voted, among other things, to approve the previously announced proposal to reincorporate in Bermuda. At the annual meeting certain shareholders who were participants in the company's 401(k) plan expressed some confusion with respect to voting procedures for shares held in the plan. Although the company believed that the shareholder vote at the annual meeting was fair and appropriate, it acknowledged concerns that participants in the company's 401(k) plan may have been confused about 401(k) plan voting procedures. In order to eliminate any confusion and even the appearance of impropriety and to ensure that the company acts in accordance with its shareholders' wishes, on May 10, 2002, the company's Board of Directors authorized a revote on the reorganization.

On August 2, 2002, management of the company, with approval from the Board of Directors, withdrew plans for the proposed reincorporation in Bermuda.

ITEM 5.  OTHER INFORMATION.

STANLEY ACCOUNT VALUE PLAN VOTING PROCEDURES

The following description of certain provisions relating to voting of The Stanley Account Value Plan (the "Plan") is included in order to ensure Stanley's compliance with the Securities and Exchange Commission Order File No. 4-460. The Plan operates as a leveraged employee stock ownership plan and is designed to comply with Sections 401(a), 401(k) and 4975(e)(7) of the Internal Revenue Code of 1986, as amended, and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974, as amended. The Plan is a defined contribution plan for eligible United States salaried and hourly paid employees of Stanley.

The trust agreement governing the Plan provides that the trustee will vote the shares of Stanley common stock in the Stanley Stock Fund attributable to a participant's Choice Account in the Plan in accordance with such participant's directions. The trust agreement governing the Plan provides that, if the trustee does not receive voting instructions with respect to shares of Stanley common stock in the Stanley Stock Fund attributable to a participant's Choice Account in the Plan, the trustee will vote such shares in the same proportion as it votes the allocated shares for which instructions are received from Plan participants. The trust agreement also provides that shares held in the Stanley Stock Fund which are not allocated to Plan participants are to be voted by the trustee in the same proportion as it votes the shares of Stanley common stock in the Stanley Stock Fund attributable to Choice Accounts for which instructions are received from Plan participants. Therefore, by providing voting instructions with respect to shares of Stanley Stock in the Stanley Stock Fund attributable to a participant's Choice Account in the Plan, a Plan participant will in effect be providing instructions with respect to a portion of the shares in the Stanley Stock Fund which are unallocated to Plan participants and a portion of the shares of Stanley Stock in the Stanley Stock Fund attributable to Choice Accounts in the Plan for which instructions were not provided as well. The foregoing provisions are subject to applicable law which requires the trustee to act as a fiduciary for Plan participants. Therefore, it is possible that the trustee may vote shares of Stanley Stock in the Stanley Stock Fund attributable to Choice Accounts in the Plan for which it does not receive instructions (as well as shares held in the Stanley Stock Fund which are not allocated to Plan participants) in a manner other than the proportionate method described above if it believes that proportionate voting would violate applicable law.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

Exhibit 99.1 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.


(B) REPORTS ON FORM 8-K.

               (1) Company filed a Current Report on Form 8-K, dated April 3, 2002, providing earnings guidance for the first quarter, second quarter and full year 2002 and commentary regarding cash generation.

              (2) Company filed a Current Report on Form 8-K, dated April 24, 2002, in respect of the Company's press release announcing first quarter 2002 results.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                THE STANLEY WORKS






Date: August 13, 2002                       By: James M. Loree
                                                James M. Loree
                                                Vice President, Finance and
                                                Chief Financial Officer