Form 10-Q
period 2002-10-28
STANLEY WORKS
filed 2002-11-12
CIK 93556

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
               For the quarterly period ended September 28, 2002.

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 88,266,284 shares of the Company's Common Stock ($2.50 par value) were outstanding as of November 11, 2002.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       THE STANLEY WORKS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (UNAUDITED, MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

                                      Third Quarter           Year to Date
                                      2002      2001       2002       2001
                                   ---------  ---------  ---------  ---------
Net Sales                           $ 665.5   $  671.4   $1,931.3   $ 1,964.6

Costs and expenses
    Cost of sales                     455.6      436.8    1,282.9     1,272.6
    Selling, general and
        administrative                133.4      147.4      403.4       442.4
    Interest - expense                  5.6        8.5       19.6        25.9
    Interest - income                  (0.8)      (1.8)      (2.5)       (5.1)
    Other - net                        (0.5)       3.9      (19.4)      (12.2)
    Restructuring charge                 --         --         --        18.3
                                    -------   --------   --------   ---------
                                      593.3      594.8    1,684.0     1,741.9
                                    -------   --------   --------   ---------
Earnings before
    income taxes                       72.2       76.6      247.3       222.7

Income taxes                           17.5       22.1       80.4        70.9
                                    -------   --------   --------   ---------
Net earnings                        $  54.7   $   54.5   $  166.9   $   151.8
                                    =======   ========   ========   =========
Net earnings per
    share of common stock

     Basic                          $  0.63   $   0.64   $   1.94   $    1.77
                                    =======   ========   ========   =========
     Diluted                        $  0.62   $   0.62   $   1.90   $    1.74
                                    =======   ========   ========   =========
Dividends per share                 $  0.26   $   0.24   $   0.74   $    0.70
                                    =======   ========   ========   =========
Average shares outstanding
    (in thousands)

     Basic                           86,582     85,439     85,991      85,744
                                    =======   ========   ========   =========
     Diluted                         88,041     87,419     87,985      87,346
                                    =======   ========   ========   =========

See notes to consolidated financial statements.

                       THE STANLEY WORKS AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (UNAUDITED, MILLIONS OF DOLLARS)

                                                September 28     December 29
                                                    2002             2001
                                                 ----------       ----------
ASSETS
Current assets
   Cash and cash equivalents                      $  132.6        $  115.2
   Accounts and notes receivable                     578.5           551.3
   Inventories                                       404.6           410.1
   Other current assets                               75.2            64.8
                                                  --------        --------
Total current assets                               1,190.9         1,141.4

Property, plant and equipment                      1,249.2         1,229.7
   Less: accumulated depreciation                   (760.8)         (735.4)
                                                  --------        --------
                                                     488.4           494.3

Goodwill, net                                        233.2           216.2
Other intangible assets                               32.3            19.9
Other assets                                         156.1           183.9
                                                  --------        --------
                                                  $2,100.9        $2,055.7
                                                  ========        ========
LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities
   Short-term borrowings                          $  116.4        $  177.3
   Current maturities of long-term debt              109.3           120.1
   Accounts payable                                  259.8           247.7
   Accrued expenses                                  265.1           280.4
                                                  --------        --------
Total current liabilities                            750.6           825.5

Long-term debt                                       204.5           196.8
Other liabilities                                    171.3           201.1

Shareowners' equity
   Common stock                                      230.9           230.9
   Retained earnings                               1,238.7         1,184.9
   Accumulated other comprehensive loss             (133.1)         (138.9)
   ESOP debt                                        (182.6)         (187.7)
                                                  --------        --------
                                                   1,153.9         1,089.2
   Less: cost of common stock in treasury            179.4           256.9
                                                  --------        --------
 Total shareowners' equity                           974.5           832.3
                                                  --------        --------
                                                  $2,100.9        $2,055.7
                                                  ========        ========

See notes to consolidated financial statements.

                       THE STANLEY WORKS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED, MILLIONS OF DOLLARS)

                                                             Third Quarter            Year to Date
                                                            2002        2001        2002        2001
                                                          --------    --------    --------    --------
Operating activities
  Net earnings                                             $ 54.7     $ 54.5      $ 166.9     $ 151.8
  Depreciation and amortization                              15.8       18.6         48.5        60.8
  Restructuring charge                                         --         --           --        18.3
  Other non-cash items                                       10.1       (2.0)        (7.6)      (25.6)
  Changes in working capital                                (31.8)     (11.0)       (24.9)      (75.3)
  Changes in other operating
     assets and liabilities                                  55.1        9.0         25.5       (26.1)
                                                           ------     ------      -------     -------
    Net cash provided by operating activities               103.9       69.1        208.4       103.9

Investing activities
  Capital expenditures                                      (10.7)     (20.0)       (41.9)      (56.0)
  Proceeds from sales of assets                               1.1        0.2         10.4         1.4
  Business acquisitions                                     (32.3)        --        (32.3)      (79.3)
  Other                                                        --        1.5         (5.3)       (2.0)
                                                           ------     ------      -------     -------
    Net cash used in investing activities                   (41.9)     (18.3)       (69.1)     (135.9)

Financing activities
  Payments on long-term borrowings                          (10.0)      (0.4)       (10.9)       (2.7)
  Proceeds from long-term borrowings                           --         --          0.5          --
  Net short-term borrowings                                 (36.3)     (32.4)       (62.3)      157.1
  Proceeds from issuance of common stock                      3.5        4.4         15.9        15.6
  Purchase of common stock for treasury                       0.1      (10.8)          --       (11.0)
  Cash dividends on common stock                            (21.9)     (20.6)       (62.8)      (59.9)
                                                           ------     ------      -------     -------
    Net cash (used in) provided by financing activities     (64.6)     (59.8)      (119.6)       99.1

Effect of exchange rate changes on cash                      (4.4)      (1.0)        (2.3)       (8.5)
                                                           ------     ------      -------     -------
Increase (Decrease) in cash
     and cash equivalents                                    (7.0)     (10.0)        17.4        58.6

Cash and cash equivalents, beginning of period              139.6      162.2        115.2        93.6
                                                           ------     ------      -------     -------
Cash and cash equivalents, end of third quarter            $132.6     $152.2      $ 132.6     $ 152.2
                                                           ======     ======      =======     =======

See notes to consolidated financial statements.

                       THE STANLEY WORKS AND SUBSIDIARIES
                          BUSINESS SEGMENT INFORMATION
                        (UNAUDITED, MILLIONS OF DOLLARS)

                             Third Quarter              Year to Date
                          2002          2001          2002           2001
                        --------      --------      ---------      ---------
INDUSTRY SEGMENTS
Net Sales
  Tools                 $  497.0      $  510.8      $ 1,471.5      $ 1,520.0
  Doors                    168.5         160.6          459.8          444.6
                        --------      --------      ---------      ---------
  Consolidated          $  665.5      $  671.4      $ 1,931.3      $ 1,964.6
                        ========      ========      =========      =========

Operating Profit
  Tools                 $   51.5      $   68.8      $   178.9      $   205.2
  Doors                     25.0          18.4           66.1           44.4
                        --------      --------      ---------      ---------
  Consolidated              76.5          87.2          245.0          249.6
                        ========      ========      =========      =========




See notes to consolidated financial statements.

                       THE STANLEY WORKS AND SUBSIDIARIES
        NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 28, 2002


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereafter referred to as "generally accepted accounting principles") for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included. For further information, refer to the consolidated financial statements and footnotes included in The Stanley Works and Subsidiaries' (collectively, the "Company") Annual Report incorporated by reference on Form 10-K for the year ended December 29, 2001.

NOTE B - EARNINGS PER SHARE COMPUTATION

The following table reconciles the weighted average shares outstanding used to calculate basic and diluted earnings per share.

                                         Third Quarter             Year to Date
                                       2002         2001         2002         2001
                                    ----------   ----------   ----------   ----------
Net earnings -
  basic and diluted (in millions)   $     54.7   $     54.5   $    166.9   $    151.8
                                    ==========   ==========   ==========   ==========
Basic earnings per share -
  weighted average shares           86,582,123   85,438,722   85,990,692   85,743,628

Dilutive effect of
  employee stock options             1,458,677    1,980,268    1,994,515    1,602,176
                                    ----------   ----------   ----------   ----------
Diluted earnings per share -
  weighted average shares           88,040,800   87,418,990   87,985,207   87,345,804
                                    ==========   ==========   ==========   ==========

NOTE C - COMPREHENSIVE INCOME
(in millions)

                                Third Quarter          Year to Date
                                2002      2001        2002        2001
                              -------   -------     --------    --------
Net earnings                  $  54.7   $  54.5     $  166.9    $  151.8

Other comprehensive income
(loss), net of tax               (7.8)      0.8          5.8       (15.9)
                              -------   -------     --------    --------
Comprehensive income          $  46.9   $  55.3     $  172.7    $  135.9
                              =======   =======     ========    ========

Other comprehensive income (loss) is primarily the impact of foreign currency translation.

NOTE D - INVENTORIES

The components of inventories at the end of the third quarter of 2002 and at year end 2001, in millions of dollars, are as follows:

                                    September 28           December 29
                                         2002                 2001
                                       -------              -------
Finished products                      $ 310.0              $ 308.0
Work in process                           48.9                 49.1
Raw materials                             45.7                 53.0
                                       -------              -------
                                       $ 404.6              $ 410.1
                                       =======              =======

NOTE E - GOODWILL AND OTHER INTANGIBLES

The components of goodwill and other intangibles at the end of the third quarter of 2002 and at year end 2001, in millions of dollars, are as follows:


                                      September 28      December 29
                                           2002            2001
                                          ------          ------
Goodwill, net                             $233.2          $216.2

Other intangibles                           59.5            54.4
Accumulated amortization                   (27.2)          (34.5)
                                          ------          ------
                                          $265.5          $236.1
                                          ======          ======

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", there is no amortization of goodwill recorded in 2002. The Company records amortization expense for most of its other intangibles, primarily patents, copyrights and trademarks. Third quarter pre-tax amortization expense for these assets totaled $0.4 million in 2002 and $0.5 million in 2001. Year to date pre-tax amortization for these assets totaled $1.2 million in 2002 and $1.9 million in 2001.

The Company recorded $14 million in goodwill in the third quarter of 2002 related to preliminary purchase accounting for the Senior Technologies, Inc. acquisition.

NOTE F - OTHER-NET

Other-net for the 2002 year to date period includes an $18.4 million pre-tax gain related to the settlement of the Company's U.S. defined benefit pension plan, or $0.06 per share, net of taxes. Other-net for the 2001 year to date period includes a pension curtailment gain of $29.3 million, or $0.22 per share, net of taxes. These gains were recorded in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination of Benefits". See Note I SFAS No. 142 for further discussion related to Other-net.

NOTE G - RESTRUCTURING & OTHER CHARGES

In June 2002, $8.4 million in severance charges were recorded as the Company continued to rationalize its headcount to provide further SG&A expense reductions. For the 2002 year to date period, the Company expended $6.8 million related to these charges. The Company anticipates the $1.6 million balance of payments will be made by March 2003.

Restructuring reserves as of the beginning of 2002 were $38.5 million. These reserves consisted of $26.1 million related to severance, $5.8 million related to asset impairments and $6.6 million related to other exit costs. Of this amount, $2 million was for certain run-off expenditures of initiatives announced in 1997 and 1999 primarily related to non-cancelable leases. For the 2002 year to date period, the Company charged $35.6 million against these reserves: $23.7 million for severance and $11.9 million for asset impairments and other exit costs.

NOTE H - ACQUISITIONS

During the third quarter of 2002, the Company completed the acquisition of Senior Technologies, Inc., a market leader of personal security systems for the nursing home market for $32 million.

Results of operations of the acquired company have been included in the Company's consolidated financial statements from the date of purchase and the acquisition was accounted for using the purchase method of accounting. Pro forma amounts are not presented because the impact on the Company's results is not material.

NOTE I - RECENT ACCOUNTING PRONOUNCEMENTS

In January 2002 the Company adopted Emerging Issues Task Force ("EITF") Issue Number 00-25 "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services". EITF No. 00-25 requires the reclassification of certain customer promotional payments previously reported in selling, general and administrative ("SG&A") expenses as a reduction of revenue, and prior periods must be restated for comparability of results. Third quarter and year to date 2002 net sales include $5.1 million and $15.8 million, respectively, of co-operative advertising ("co-op") amounts that would have been recorded in SG&A under the Company's previous accounting policy. In addition, third quarter and year to date 2001 net sales and SG&A are $4.7 million and $14.2 million, respectively, lower than previously published amounts, reflecting reclassification of co-op expenses.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 "Goodwill and Other Intangible Assets". This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, SFAS No. 142 requires a test for impairment to be performed annually, or immediately if conditions indicate such an impairment could exist. The Company adopted the statement effective January 1, 2002. As a result of adopting SFAS No. 142, the Company no longer records goodwill amortization. Goodwill amortization included in other-net for the third quarter of 2001 was $2.2 million, ($2.0 million, net of taxes) or $0.02 per share. Thus, third quarter 2001 pro-forma net income and diluted earnings per share, excluding goodwill amortization, are $56.5 million and $0.64, respectively. Year to date goodwill amortization included in other-net in 2001 is $5.4 million ($4.6 million, net of taxes), or $0.05 per share. Thus, year to date 2001 pro-forma net income and diluted earnings per share, excluding goodwill amortization, are $156.4 million and $1.79, respectively. During the third quarter of 2002, the Company performed its annual impairment test for each reporting unit. Fair value for each unit was estimated based on the expected present value of future cash flows. No impairment loss was recorded as a result of the tests performed.

In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS No. 143, the Company will adopt this new accounting standard beginning in fiscal 2003. The Company believes the adoption of SFAS No. 143 will not have a material impact on its financial statements.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes both SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business (as previously defined in APB 30). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. SFAS No. 144 retains the basic provisions of APB 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Upon the Company's adoption of SFAS No. 144 on December 30, 2001, there was no material impact to the Company's financial statements.

In April 2002, SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The adoption of this statement in June 2002 did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". This statement requires costs associated with exit or disposal activities to be recognized when they are incurred and applies prospectively to such activities that are initiated after January 1, 2003. Adoption of this standard is expected to impact the timing of recognition of costs associated with future exit and disposal activities, but it is not expected to impact the recognition of costs under the Company's existing programs. The Company is assessing the impact of adopting this standard.


NOTE J - CONTINGENCIES

In the normal course of business, the Company is involved in various lawsuits and claims. In addition, the Company is a party to a number of proceedings before federal and state regulatory agencies relating to environmental remediation. Also, the Company, along with many other companies, has been named as a potentially responsible party (PRP) in a number of administrative proceedings for the remediation of various waste sites, including ten active Superfund sites. Current laws potentially impose joint and several liability upon each PRP. In assessing its potential liability at these sites, the Company has considered the following: the solvency of the other PRPs, whether responsibility is being disputed, the terms of existing agreements, experience at similar sites, and the fact that the Company's volumetric contribution at these sites is relatively small.

The Company's policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of September 28, 2002 and December 29, 2001, the Company had reserves of $13.6 million and $14.6 million, respectively, primarily for remediation activities associated with Company-owned properties as well as Superfund sites.

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


NOTE K - SUBSEQUENT EVENTS

In October 2002, the Company entered into a definitive agreement to purchase Best Lock Corporation dba Best Access Systems ("Best") for $310 million. Best is a global provider of security access control systems with $250 million in annual sales. Closing is subject to certain governmental approvals, third-party consents and customary conditions, and is expected to occur late in the fourth quarter.

In November 2002, the Company completed an offering of $350 million in aggregate principal amount of notes. The offering was comprised of $200 million of 4.90% notes due in 2012 and $150 million of 3.50% notes due in 2007. The Company expects to use a portion of the net proceeds from this offering to pay the purchase price of the proposed acquisition of Best. Any amounts not used for the Best acquisition and related debt offering costs will be used for general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Net sales were $665.5 million for the third quarter of 2002, as compared to $671.4 million for the third quarter of 2001, representing a decline of $5.9 million, or 0.9%. Sales were negatively impacted in the quarter by approximately $14 million due to severe production problems in the Mechanics Tools business associated with the consolidation of two domestic manufacturing plants and other restructuring-related changes. Measures to restore Mechanics Tools operations to normal shipment and profit levels have been taken, and production issues are gradually subsiding. Year to date net sales were $1,931.3 million in 2002 as compared to $1,964.6 for the same period in 2001. The year to date 1.7% decline in sales is attributable to the Tools segment where continued weakness in the industrial tools channels and inventory reductions at major retail customers drove unit volume declines year over year, as well as the adverse impact from the Mechanics Tools domestic production issues mentioned above.

Gross profit for the third quarter of 2002 of $209.9 million, or 31.5% of sales, was $24.7 million lower than the $234.6 million, or 34.9% of sales reported in the third quarter of 2001. It is estimated that approximately $16 million of this decline is attributable to the sales decline and excess cost from the flawed execution in consolidating two domestic manufacturing plants and other related issues in Mechanics Tools. Year to date gross profit for 2002 amounted to $648.4 million as compared with $692.0 million for the same period in 2001, representing 33.6% and 35.2% of net sales, respectively. Included in year to date gross profit for 2001 is $6.2 million in special charges related to repositioning primarily at Mechanics Tools incurred in the first quarter of 2001. Excluding these special charges, year to date 2001 gross profit totaled $698.2 million, or 35.5% of net sales. Year to date gross profit for 2002 declined by $49.8 million and gross profit as a percent of sales declined by 190 basis points when excluding the special charges. The drivers for the decline in year to date gross profit in 2002 as compared to 2001 are consistent with the explanations for the third quarter. In addition, the decline in gross profit as a percentage of sales for the 2002 third quarter and year to date period as compared to the same periods in 2001 reflected a mix shift from higher margin industrial to lower margin retail sales.

Selling, general and administrative ("SG&A") expenses for the third quarter of 2002 are $133.4 million or 20.0% of net sales. SG&A expenses for the 2001 third quarter were $147.4 million, or 22.0% of net sales. This reported amount includes a $4.8 million one-time charge, primarily for severance, that was incurred in the 2001 third quarter. Excluding this special charge, SG&A expenses declined $9.2 million, or 120 basis points as a percentage of net sales in the third quarter of 2002 as compared to the same period in 2001. 2002 year to date SG&A expenses are $403.4 million, or 20.9% of net sales as compared with $442.4 million, or 22.5% of net sales, for the same period in 2001. Year to date SG&A expenses in 2002 include $8.4 million in severance charges incurred in the second quarter of 2002. In addition, year to date 2001 SG&A expenses include $8.1 million in special charges from business repositioning that were incurred in the first and third quarters. Excluding these items, year to date SG&A expenses declined $39.3 million from $434.3 in 2001 to $395.0 million in 2002, resulting in a 160 basis point decline in SG&A expenses as a percentage of net sales from 22.1% in 2001 to 20.5% in 2002. The decline in 2002 SG&A expenses for both the quarterly and year to date periods are primarily from headcount reductions and the result of the Company's previous restructuring actions.

Interest expense for the 2002 third quarter declined by $2.9 million as compared with the 2001 third quarter from $8.5 million to $5.6 million. 2002 year to date interest expense declined by $6.3 million, from $25.9 million in 2001 to $19.6 million in 2002. These decreases are a result of declines in both the average debt balance and the Company's borrowing rates.

Interest income for the 2002 third quarter declined by $1.0 million as compared with the 2001 third quarter from $1.8 million to $0.8 million. 2002 year to date interest income was $2.5 million, a decrease of $2.6 million from 2001 year to date interest income of $5.1 million. The decreases are primarily a result of declines in interest rates.

Other-net for the third quarter of 2002 represents income of $0.5 million versus expense of $3.9 million in the third quarter of 2001. There is a $2.3 million decrease in the amortization of goodwill and other intangible assets, primarily due to the implementation of SFAS No. 142. An additional $3.0 million of the fluctuation relates to improved performance in the Company's Mac Advantage financing program. Year to date, other-net represents income of $19.4 million in 2002 as compared with income of $12.2 million in 2001. Year to date 2002 includes a gain of $18.4 million for the Company's settlement of its U.S. defined benefit pension plan. Year to date 2001 other-net includes a gain on the curtailment of that same pension plan of $29.3 million, offset by $1.7 million of business repositioning one-time charges. Excluding these items, other-net for the year to date period in 2002 represents income of $1.0 million and year to date 2001 other-net represents expense of $15.4 million. The $16.4 million improvement in other-net for the year to date period reflects a decrease in the amortization of goodwill and other intangibles of $6.1 million, primarily as a result of the implementation of SFAS No. 142, a $3.3 million gain from the sale of a parcel of real estate, and a $7.1 million improvement in the performance of the Mac Advantage financing program.

In June 2002, $8.4 million in severance charges were recorded as the Company continued to rationalize its headcount to provide further SG&A expense reductions. For the 2002 year to date period, the Company expended $6.8 million related to these charges. The Company anticipates the $1.6 million balance of payments will be made by March 2003.

Restructuring reserves as of the beginning of 2002 were $38.5 million. These reserves consisted of $26.1 million related to severance, $5.8 million related to asset impairments and $6.6 million related to other exit costs. Of this amount, $2 million was for certain run-off expenditures of initiatives announced in 1997 and 1999 primarily related to non-cancelable leases. For the 2002 year to date period, the Company charged $35.6 million against these reserves: $23.7 million for severance and $11.9 million for asset impairments and other exit costs.

The Company's effective tax rate for the third quarter of 2002 is 24.2% as compared with 28.9% in the third quarter of 2001. The 2002 effective rate includes the impact of a favorable foreign tax development that reduced income taxes by $5.5 million. The 2001 effective tax rate includes the benefit of $3.1 million in nonrecurring tax adjustments recorded in the third quarter. Excluding these items, the Company's effective tax rate for the third quarter of 2002 is 32% versus 33% in the third quarter 2001. On a year to date basis, the effective tax rate in 2002 was 32.5% as compared with 31.8% in 2001. Excluding the special charges and credits, which include business repositionings, restructuring charges, a favorable foreign tax development and the pension curtailment, all discussed previously, the 2002 year to date effective tax rate was 32.0% as compared with 33.0% for the same period in 2001. The 1% decline in the effective tax rate, excluding the special charges and credits, for both the third quarter and year to date is a result of organizational and structural changes as well as shifts in the geographic distribution of earnings.

BUSINESS SEGMENT RESULTS
The Tools segment includes carpenters, mechanics, pneumatic and hydraulic tools as well as tool sets. The Doors segment includes commercial and residential doors, both automatic and manual, as well as closet doors and systems, home decor and door and consumer hardware. Segment eliminations are excluded.

Tools sales declined in the third quarter from $510.8 million in 2001 to $497.0 million in 2002, a decrease of 2.7%. For the 2002 year to date period, net sales are down by 3.2%, from $1,520.0 million in 2001 to $1,471.5 million in 2002. The decrease in net sales for the Tools segment for both the quarter and year to date is primarily the result of industrial sales unit volume declines as well as the impact from the aforementioned Mechanics Tools production issues. Tools operating profit declined $17.3 million from the third quarter of 2001 to $51.5 million. The third quarter 2001 Tools segment operating profit of $68.8 million includes a $4.8 million one-time charge, primarily for severance. Excluding this special charge, operating profit decreased $22.1 million, from $73.6 in third quarter 2001 to $51.5 in third quarter 2002, primarily a result of the Mechanics Tools domestic plant and production issues discussed above along with the attendant volume and mix effects of weak industrial markets. Year to date operating profit for the Tools segment is $178.9 million in 2002 as compared with $205.2 million in 2001. Included in operating profit, however, was $7.8 million in severance incurred in the second quarter of 2002. In addition, operating profit for the 2001 year to date period includes special charges for business repositionings of $14.0 million that were incurred in the first and third quarters of 2001. Excluding these items, year to date operating profit in 2002 for the Tools segment is down $32.5 million to $186.7 million, or 12.7% of net sales and is $219.2 million, or 14.4% of net sales, for the same period in 2001. The drivers of this decrease are the Mechanics Tools third quarter production issues and weak industrial markets.

Doors sales were $168.5 million in the third quarter of 2002 as compared to $160.6 million in the third quarter of 2001 and $459.8 million for the 2002 year to date period versus $444.6 million for year to date 2001. Performance reflected solid sales growth in the Hardware and Access Technologies businesses. Operating profit improved $6.6 million to $25.0 million as compared with $18.4 million in the third quarter of 2001. Year to date operating profit, excluding $0.6 million in severance charges related to Doors in the second quarter of 2002 and $0.3 million of special charges related to business repositionings in 2001, is $66.7 million in 2002 as compared with $44.7 million in 2001. Excluding severance and special charges, operating profit for Doors totals 14.8% of net sales in the third quarter of 2002 as compared to 11.5% for the third quarter of 2001 and is 14.5% of net sales for the 2002 year to date period as compared with 10.1% for the same period in 2001. The improvement in operating profit as a percentage of sales for the Doors segment is attributable to improved productivity from the movement of production within the segment to low cost countries, the continued reduction of SG&A expenses, and volume leverage.

FINANCIAL CONDITION
LIQUIDITY AND SOURCES OF CAPITAL
For the quarter and year to date period ended September 28, 2002, operating cash flows are $103.9 million and $208.4 million, respectively, as compared with $69.1 million and $103.9 million for the 2001 third quarter and year to date period, respectively. In the third quarter the Company received $69 million, net of excise taxes paid, related to the final settlement from a terminated U.S. defined benefit pension plan. Out of the $114.8 million gross pension settlement proceeds, the Company contributed $28.7 million to a U.S. defined contribution retirement plan that pre-funds future cash requirements. Excluding the $69 million pension settlement cash inflow, operating cash flow for the quarter was $34.9 million as compared with $69.1 million in third quarter 2001, reflecting higher outflows for restructuring and accrued taxes. On a year to date basis, operating cash flow excluding the pension settlement was $139.4 million in 2002 versus $103.9 million in 2001, an increase primarily attributable to improved working capital management.

The Company disbursed $32.3 million in the third quarter of 2002, and on a year to date basis, related to business acquisitions as compared with the $79.3 million cash outflow year to date 2001 for the Contact East acquisition. The Company repaid $46.3 million of borrowings in the third quarter of 2002 as compared with $32.8 million paid in 2001. On a year to date basis, $72.7 million in net debt payments were made as compared with $154.4 million of cash inflows from borrowings in 2001.

In November 2002, the Company completed an offering of $350 million in aggregate principal amount of notes, primarily to finance the anticipated acquisition of Best. The offering was comprised of $200 million of 4.90% notes due in 2012 and $150 million of 3.50% notes due in 2007. Any amounts not used for the Best acquisition and related debt offering costs will be used for general corporate purposes.

ITEM 4. - CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chairman and its Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chairman and its Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic Securities Exchange Commission filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                              CAUTIONARY STATEMENT

This report on Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws, including but not limited to a) the anticipated improvement in the Company's Mechanics Tools operation and b) the anticipated closing of the Best acquisition. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. These forward-looking statements are intended to provide management's current expectations or plans for the future operating and financial performance of the Corporation, based on assumptions currently believed to be valid. Forward-looking statements may be identified by the use of words such as "believe," "expect," "plans," "anticipate" and other words of similar meaning in connection with a discussion of future operating or financial performance.

These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances, including but not limited to a) the success of the Company's efforts to redress the operational problems in its Mechanics Tools business and b) the fulfillment of certain closing requirements and the receipt of certain approvals necessary to close the Best acquisition. Actual results may also differ materially from these expectations due to changes in global political, economic, business, competitive, market and regulatory factors.


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K.

     (1) The Company filed a Current Report on Form 8-K, dated July 17, 2002, in respect of the Company's press release announcing second quarter results.

     (2) The Company filed a Current Report on Form 8-K, dated August 1, 2002 announcing the withdrawal of the Company's proposal to re-incorporate in Bermuda.

     (3) The Company filed a Current Report on Form 8-K, dated August 13, 2002 announcing the affirmation by its Chairman and Chief Executive Officer, John M. Trani and its Executive Vice President and Chief Financial Officer, James M. Loree, by sworn statements to the U.S. Securities and Exchange Commission of the accuracy of the Company's Form 10-K report for 2001, Form 10-Q reports for the first and second quarters of 2002, Form 8-K reports filed during 2002 and the Company's 2002 proxy statement to shareowners.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                          THE STANLEY WORKS




Date: November 12, 2002                  By: /s/ James M. Loree
                                              ------------------
                                          James M. Loree
                                          Executive Vice President, Finance
                                          and Chief Financial Officer

                                 CERTIFICATIONS

I, John M. Trani, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Stanley Works and subsidiaries;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002                     /s/ John M. Trani
                                            -----------------
                                            John M. Trani
                                            Chairman and Chief Executive Officer

                                 CERTIFICATIONS

I, James M. Loree, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Stanley Works and subsidiaries;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002                        /s/ James M. Loree
                                               ------------------
                                               James M. Loree
                                               Executive Vice President, Finance
                                               and Chief Financial Officer