Form 10-K
period 2002-10-28
STANLEY WORKS
filed 2003-03-28
CIK 93556

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                  ANNUAL REPORT

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----  ACT OF 1934

For the fiscal year ended December 28, 2002

                             COMMISSION FILE 1-5224

                                THE STANLEY WORKS
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               CONNECTICUT                                     06-0548860
          ----------------------                               ----------
     (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NUMBER)

           1000 STANLEY DRIVE
        NEW BRITAIN, CONNECTICUT                                 06053
  -----------------------------------                            -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (860) 225-5111
                         (REGISTRANT'S TELEPHONE NUMBER)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                           ON WHICH REGISTERED
           -------------------                           -------------------
 Common Stock--$2.50 Par Value per Share               New York Stock Exchange
                                                          Pacific Exchange

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12-b of the Act)

                   Yes  X                  No
                      -----                  ----

As of June 28, 2002 and February 28, 2003, the aggregate market values of voting common equity held by non-affiliates of the registrant was $3,509,282,868 and $2,242,523,117, respectively, based on the last reported respective sale prices of the registrant's common stock on the New York Stock Exchange. On February 28, 2003, the registrant had 86,885,824 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the registrant's fiscal year are incorporated by reference in Part III.

FORM 10-K

                                     PART I

ITEM 1. BUSINESS.

1(a) GENERAL DEVELOPMENT OF BUSINESS.

(i) General. The Stanley Works ("Stanley" or the "Company") was founded in 1843 by Frederick T. Stanley and incorporated in 1852. Stanley is a worldwide producer of tools and door products for professional, industrial and consumer use. Stanley(R) is a brand recognized around the world for quality and value.

In 2002, Stanley had net sales of $2.6 billion and employed approximately 14,900 people worldwide. The Company's principal executive office is located at 1000 Stanley Drive, New Britain, Connecticut 06053 and its telephone number is (860) 225-5111.

(ii) Restructuring Activities. Information regarding the Company's restructuring activities is incorporated herein by reference to the material captioned "Restructuring Activities" in Item 7 and Note O of the Notes to Consolidated Financial Statements in Item 8.

1(b) Financial Information About Segments. Financial information regarding the Company's business segments is incorporated herein by reference to the material captioned "Business Segment Results" in Item 7 and Note P of the Notes to Consolidated Financial Statements in Item 8.

1(c) NARRATIVE DESCRIPTION OF BUSINESS.

The Company's operations are classified into two business segments: Tools and Doors.

Tools.

The Tools segment manufactures and markets carpenters, mechanics, pneumatic and hydraulic tools as well as tool sets. These products are distributed directly to retailers (including home centers, mass merchants and retail lumber yards) and end users as well as through third party distributors. Carpenters tools include hand tools such as measuring instruments, planes, hammers, knives and blades, screwdrivers, saws, garden tools, chisels, boring tools, masonry, tile and drywall tools, as well as electronic stud sensors, levels, alignment tools and elevation measuring systems. The Company markets its carpenters tools under the Stanley(R), FatMax(R), MaxGrip(TM), Powerlock(R), IntelliTools(TM), Contractor Grade(TM), Dynagrip(R), AccuScape(R) and Goldblatt(R) brands.

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

Doors.

The Doors segment manufactures and markets commercial and residential doors, both automatic and manual, as well as closet doors and systems, home decor, door locking systems, commercial and consumer hardware, security access control systems and patient monitoring devices. Products in the Doors segment include residential insulated steel, reinforced fiberglass and wood entrance door systems, vinyl patio doors, mirrored closet doors and closet organizing systems, automatic doors as well as related door hardware products ranging from hinges, hasps, bolts and latches to shelf brackets and lock sets. Door products are marketed under the Stanley(R), Magic-Door(R), WelcomeWatch(R), Stanley-Acmetrack(TM), Monarch(TM), Acme(R), WanderGuard(R) , StanVision TM and BEST(R) brands and are sold directly to end users and retailers as well as through third party distributors.

Competition.

The Company competes on the basis of its reputation for product quality, its well-known brands, its commitment to customer service and strong customer relationships, the breadth of its product lines and its emphasis on product innovation.

The Company encounters active competition in all of its businesses from both larger and smaller companies that offer the same or similar products and services or that produce different products appropriate for the same uses. The Company has a large number of competitors; however, aside from a small number of competitors in the consumer hand tool and consumer hardware business, who produce a range of products somewhat comparable to the Company's, the majority of its competitors compete only with respect to one or more individual products or product lines within a particular line. The Company believes that it is one of the largest manufacturers of hand tools in the world featuring a broader line than any other toolmaker. The Company also believes that it is a leader in the manufacture and sale of pneumatic fastening tools and related fasteners to the construction, furniture and pallet industries as well as a leading manufacturer of hand-held hydraulic tools used for heavy construction, railroads, utilities and public works. In the Doors segment, the Company believes that it is a U.S. leader in the manufacture and sale of insulated steel residential entrance doors to the retail market, commercial hardware products, mirrored closet doors and hardware for sliding, folding and pocket doors and the U.S. leader in the manufacture, sale and installation of automatic sliding and swing powered doors.

Customers.

A substantial portion of the Company's products are sold through home centers and mass merchant distribution channels in the U.S. In 2002, approximately 21% of the Company's consolidated sales in the Tools and Doors segments collectively were to one customer. Because a consolidation of retailers in the home center and mass merchant distribution channel is occurring, these customers constitute a growing percent of the Company's sales and are important to the Company's operating results. While this consolidation and the domestic and international expansion of these large retailers provide the Company with opportunities for growth, the increasing size and importance of individual customers creates a certain degree of exposure to potential volume loss. The loss of this one customer as well as certain of the other larger home centers as customers would have a material adverse effect on each of the Company's business segments until either such customers are replaced or the Company makes the necessary adjustments to compensate for the loss of business.

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

Backlog.

At December 28, 2002, the Company had $134 million in unfilled orders compared with approximately $168 million in unfilled orders at March 1, 2003. All of these orders are reasonably expected to be filled within the current fiscal year. Most customers place orders for immediate shipment and as a result, the Company produces primarily for inventory, rather than to fill specific orders.

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

The Company has numerous trademarks that are used in its businesses worldwide. The STANLEY(R) and STANLEY in a notched rectangle design trademarks are material to both business segments. These well-known trademarks enjoy a reputation for quality and value and are among the world's most trusted brand names. The Company's tagline, "Make Something Great(TM)" is the centerpiece of the Company's brand strategy for both segments. In the Tools segment, the Bostitch(R), Powerlock(R), Tape Rule Case Design (Powerlock), LaBounty(R), MAC(R), Proto(R), Jensen(R), Goldblatt(R), Husky(R), Vidmar(R) and Zag(R) trademarks are also material to the business. In the Doors segment, BEST(R) is also material to the business. The terms of these trademarks vary from one to 20 years, with most trademarks being renewable indefinitely for like terms.

Environmental Regulations.

The Company is subject to various environmental laws and regulations in the U.S. and foreign countries where it has operations. Future laws and regulations are expected to be increasingly stringent and will likely increase the Company's expenditures related to environmental matters.

The Company is a party to a number of proceedings before federal and state regulatory agencies relating to environmental remediation. Additionally, the Company, along with many other companies, has been named as a potentially responsible party ("PRP") in a number of administrative proceedings for the remediation of various waste sites, including ten active Superfund sites. Current laws potentially impose joint and several liabilities upon each PRP. In assessing its potential liability at these sites, the Company has considered the following: the solvency of the other PRP's, whether responsibility is being disputed, the terms of existing agreements, experience at similar sites, and the fact that its volumetric contribution at these sites is relatively small.

The Company's policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of December 28, 2002, the Company had reserves of approximately $16.7 million, primarily for remediation activities associated with Company-owned properties as well as for Superfund sites that are probable and estimable.

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

Employees.

At December 28, 2002, the Company had approximately 14,900 employees, nearly 8,000 of whom were employed in the U.S. Approximately 10% of U.S. employees are covered by collective bargaining agreements negotiated with 13 different local labor unions who are, in turn, affiliated with approximately 6 different international labor unions. The majority of the Company's hourly-paid and weekly-paid employees outside the U.S. are not covered by collective bargaining agreements. The Company's labor agreements in the U.S. expire in 2003, 2004 and 2005. There have been no significant interruptions or curtailments of the Company's operations in recent years due to labor disputes. The Company believes that its relationship with its employees is good.

1(d) Financial Information About Geographic Areas. Financial information regarding the Company's geographic areas is incorporated herein by reference to Note P of the Notes to Consolidated Financial Statements in Item 8.

1(e) Available Information. The Company's website is located at http://www.Stanleyworks.com. (This URL is intended to be an inactive textual reference only. It is not intended to be an active hyperlink to our website. The information on our website is not, and is not intended to be, part of this Form 10-K and is not incorporated into this report by reference.) Stanley makes its Forms 10-K, 10-Q, 8-K and amendments to each available free of charge on its website as soon as reasonably practicable after filing them with the U.S. Securities and Exchange Commission.

ITEM 2. PROPERTIES.

As of December 28, 2002, the Company and its subsidiaries owned or leased facilities for manufacturing, distribution and sales offices in 17 states and 13 foreign countries. The Company believes that its facilities are suitable and adequate for its business.

Material locations (over 50,000 square feet) owned by the Company and its subsidiaries follow:

Tools

Phoenix, Arizona; Visalia, California; Clinton and New Britain, Connecticut; Shelbyville, Indiana; Two Harbors, Minnesota; Hamlet and Sanford, North Carolina; Columbus, Georgetown and Sabina, Ohio; Allentown, Pennsylvania; East Greenwich, Rhode Island; Cheraw, South Carolina; Dallas and Wichita Falls, Texas; Pittsfield, Vermont; Smiths Falls, Canada; Pecky, Czech Republic; Northampton and Worsley, England; Besancon Cedex, France; Wieseth, Germany; Chihuahua and Puebla, Mexico; Wroclaw, Poland; Taichung Hsien, Taiwan; and Amphur Bangpakong, Thailand.

Doors

Chatsworth, California; Farmington and New Britain, Connecticut; Indianapolis, Indiana; Richmond, Virginia; Brampton, Canada; Sheffield, England; Marquette, France and Guang Dong, Peoples Republic of China.

Material locations (over 50,000 square feet) leased by the Company and its subsidiaries follow:

Tools

New Britain, Connecticut; Miramar, Florida; Covington, Georgia; Fishers, Indiana; Kannapolis, North Carolina; Highland Heights and Columbus, Ohio; Milwaukie, Oregon; Somerton, Australia; Smiths Falls, Canada; Hellaby, Sheffield, Ecclesfield, Northampton and Worsley, England; Izraelim, Israel; and Biassono, Italy.

Doors

Tupelo, Mississippi; Charlotte, North Carolina; Winchester, Virginia; and Langley and Oakville, Canada.

The aforementioned material properties not being used by the Company include:

Tools

Visalia, California (owned); New Britain, Connecticut (owned); Hamlet, North Carolina (owned); Wichita Falls (owned), Texas; Northampton (owned), Worsley (leased) and Ecclesfield England (leased).

Doors

Richmond, Virginia (owned).


ITEM 3. LEGAL PROCEEDINGS.

In June 2002, Stanley Canada Inc. received a letter from the Quebec Ministry of the Environment indicating that groundwater contaminated with trichloroethene and its breakdown products had been detected at or near the former Company facility in Roxton Pond, Quebec. The Ministry claimed that the Company's former operations were the source of the contamination and is seeking further investigation and the sharing of certain costs. The Company has been working cooperatively with the Ministry to negotiate a settlement.

On October 25, 2002, Stanley Mechanics Tools, Inc., The Stanley Works, Stanley-Proto Industrial Tools, Inc. and certain other parties were served with a Complaint in the Circuit Court of the State of Oregon for the County of Clackamas by the City of Milwaukie, Oregon alleging that volatile organic compounds from the former Company site in Milwaukie have contaminated certain City water supplies. The City is seeking damages of approximately $4.84 million. The Company believes that its liability at the site is limited because it operated at the site for a short time, it has thorough documentation demonstrating that it never used the compounds in question and there are several other potentially responsible parties in the area.

The Company does not expect that the resolution of these matters will have a materially adverse effect on the Company's consolidated financial position, results of operations or liquidity.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter of 2002 to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS.

The Company's common stock is listed and traded on the New York and Pacific Stock Exchanges under the abbreviated ticker symbol "SWK," and is a component of the S&P 500 Composite Stock Price Index. The Company's high and low quarterly stock price on the NYSE for the years ended December 28, 2002 and December 29, 2001 follow:

                                  2002                                                 2001
            -------------------------------------------------    --------------------------------------------------
                    Market Price Range            Dividend               Market Price Range             Dividend
            ---------------------------------    per common      ------------------------------------  per common
                  HIGH              LOW            share              HIGH                LOW            share
                  ----              ---            -----              ----                ---            -----
QUARTER:
First            $52.00            $40.23          $0.24             $38.35              $28.06          $0.23
Second           $51.10            $39.15          $0.24             $41.99              $31.60          $0.23
Third            $43.95            $29.90          $0.255            $45.80              $32.64          $0.24
Fourth           $36.69            $27.31          $0.255            $46.85              $34.60          $0.24
                                                -------------                                         -------------

Total                                              $0.99                                                 $0.94
                                                =============                                         =============

As of December 28, 2002 there were 14,053 holders of record of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected financial information should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere in this Form 10-K (in millions of dollars, except per share amounts):

                                                  2002(A)    2001(B,F)      2000(F)     1999(C)      1998(D)      1997(E)
                                                  ----       ----           -----       ----         ----         ----
STATEMENTS OF OPERATIONS DATA:
Net sales                                       $ 2,593     $  2,607     $  2,731    $  2,752     $  2,729     $  2,670
Net earnings (loss)                             $   185     $    158     $    194    $    150     $    138     $   (42)
Net earnings (loss) per share
  Basic                                         $  2.14     $   1.85     $   2.22    $   1.67     $   1.54     $ (0.47)
  Diluted                                       $  2.10     $   1.81     $   2.22    $   1.67     $   1.53     $ (0.47)
Percent of net sales:
  Cost of sales                                   67.8%        65.3%        64.1%       65.9%        65.7%        66.8%
  Selling, general and administrative             21.1%        22.1%        23.4%       25.5%        25.1%        23.5%
  Interest-net                                     0.9%         1.0%         1.0%        1.0%         0.8%         0.6%
  Other-net                                      (0.3)%       (0.2)%         0.7%      (0.1)%         0.5%         0.8%
  Earnings (loss) before income taxes             10.5%         9.1%        10.8%        8.4%         7.9%       (0.7)%
  Net earnings (loss)                              7.1%         6.1%         7.1%        5.5%         5.1%       (1.6)%

BALANCE SHEET DATA:
Total assets                                    $ 2,418     $  2,056     $  1,885    $  1,891     $  1,933     $  1,759
Long-term debt                                  $   564     $    197     $    249    $    290     $    345     $    284
Shareowners' equity                             $   984     $    832     $    737    $    735     $    669     $    608

RATIOS:
  Current ratio                                     1.7          1.4          1.5         1.6          1.5          1.6
  Total debt to total capital                     42.1%        37.3%        38.6%       37.8%        45.8%        40.5%
  Income tax rate                                 32.1%        33.1%        34.0%       35.0%        36.0%     (125.4)%

  Return on average equity                        20.4%        20.2%        26.4%       21.4%        21.6%       (6.0)%

COMMON STOCK DATA:
  Dividends per share                           $  0.99     $   0.94    $    0.90    $   0.87    $    0.83     $   0.77
  Equity per share at year-end                   $11.33     $   9.83    $    8.65    $   8.27    $    7.54     $   6.85
  Market price-high                              $52.00     $  46.85    $  31 7/8    $  35.00    $  57 1/4     $ 47 3/8
  Market price -low                              $27.31     $  28.06    $ 18 7/16    $  22.00    $  23 1/2     $  28.00
Average shares outstanding (in thousands)
  Basic                                          86,453       85,761       87,407      89,626       89,408       89,470
  Diluted                                        88,246       87,467       87,668      89,887       90,193       89,470

OTHER INFORMATION:
Average number of employees                      13,198       14,514       16,297      16,890       18,319       18,377
Shareowners of record at end of year             14,053       15,290       16,014      16,947       17,963       18,503

(A) Includes the following: a $22.2 million, or $0.17 per share, charge related to (1) a reassessment of Mac Tools' retail inventory and accounts receivable valuations as a result of a new retail control system (2) an inventory valuation adjustment in Fastening Systems associated with recent cost estimation process improvements and (3) a fixed asset impairment related primarily to domestic plant consolidation; an $8.4 million, or $0.06 per share, charge for severance and related expenses associated with selling, general and administrative reductions; an $18.4 million gain associated with the final settlement of a U.S. defined benefit plan, which resulted in a $0.06 per share gain. Also includes a $5.5 million income tax credit, or $0.06 per share, related to a favorable foreign tax development and $11.3 million, or $0.09 per share, in environmental income arising from a settlement with an insurance carrier.

     Includes $5.6 million, or $0.04 per share, of accounting corrections, as discussed in Management's Discussion and Analysis in Item 7 of this Form 10-K.

(B) Includes restructuring-related charges and asset impairments of $72.4 million, or $0.58 per share; a gain of $29.3 million, or $0.22 per share for a pension curtailment; $11.2 million in charges for business repositionings and initiatives at Mac Tools, or $0.09 per share; $4.8 million , or $0.04 per share, in severance charges; $3.4 million, or $0.04 per share, in credits for tax benefits; and $6.4 million, or $0.05 per share, in certain inventory charges.

(C) Includes restructuring-related transition and other costs of $54.9 million, or $0.40 per share; a net restructuring credit of $21.3 million, or $0.15 per share; a Mechanics Tools' charge of $20.1 million, or $0.14 per share; and a gain realized upon the termination of a cross-currency financial instrument of $11.4 million, or $0.08 per share.

(D) Includes restructuring-related transition and other costs of $85.9 million, or $0.61 per share.

(E) Includes charges for restructuring and asset impairments of $238.5 million, or $2.00 per share; related transition costs of $71.0 million, or $0.49 per share; and a non-cash charge of $10.6 million, or $0.07 per share, for a stock option grant as specified in the Company's employment contract with its Chief Executive Officer.

(F) Net sales and selling, general and administrative (SG&A) expenses for 2001 and 2000 have been restated from prior published amounts in accordance with an accounting pronouncement which requires the reclassification of certain customer promotional payments previously reported in SG&A as a reduction of revenue, as well as restatement of prior periods ($17.8 million reclassification in 2001 and $18.3 million in 2000) for comparability purposes. It is not practicable to determine the amounts prior to fiscal 2000.

Note: Earnings per share amounts within footnotes A through E above are net of taxes and are on a diluted basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Net sales were $2,593 million for 2002, as compared to $2,607 million in 2001, a 1% decrease. Sales in 2002 increased 2% from acquisitions, and 1% from the translation of foreign currencies, which strengthened against the U.S. dollar. Organic sales declined 4% principally due to the negative impact of the Mechanics Tools plant consolidation, continued overall price erosion, and ongoing weakness in industrial markets.

Net sales in 2001 of $2,607 million were down 5% as compared to 2000. The Company experienced sales volume declines in the Tools segment due to softness in the commercial and industrial markets. Sales in 2001 were also negatively impacted, by approximately 1%, from the translation of foreign currencies, which weakened against the U.S. dollar.

During 2002, the Company reported a second quarter U.S. pension settlement pre-tax gain of $18 million. Also in the second quarter, the Company incurred $8 million in severance and related expenses associated with selling, general and administrative (SG&A) cost reductions. In the third quarter, the Company reported a $6 million income tax credit related to a favorable foreign tax development. In the fourth quarter, the Company recorded $22 million in non-cash charges for increased inventory and receivable loss provisions and for specific manufacturing equipment impairments related to the following: (1) a reassessment of Mac Tools inventory and accounts receivable valuations, as a result of a new retail control system; (2) an inventory valuation adjustment in Fastening Systems associated with recent cost estimation process improvements; and (3) impairment of certain fixed assets related primarily to the Wichita Falls and Dallas, Texas plants consolidation. Other significant credits in 2002 include $11 million in environmental income arising from a settlement with an insurance carrier recognized in the third and fourth quarters. These credits and charges were classified within the 2002 Consolidated Statement of Operations as follows:
(i) cost of sales -- $13 million charge; (ii) SG&A expenses -- $10 million charge; (iii) other-net -- $22 million credit; and (iv) income taxes -- $6 million credit. The tax benefit of these charges and credits was $12 million.

The audited Consolidated Financial Statements for the year ended December 28, 2002 include $5.6 million or $0.04 per share of accounting corrections. These corrections relate primarily to expense capitalization and depreciation which arose in prior fiscal years and account for the difference between earnings set forth in these financial statements and unaudited amounts included in the Company's January 24, 2003 earnings release. These costs were classified within the 2002 Consolidated Statement of Operations as follows: (i) sales -- $0.5 million, (ii) cost of sales $4.4 million; and
(iii) other-net -- $0.7 million. Management believes that these corrections are immaterial to any previously reported results of prior periods, but has recorded them in the aggregate in the fourth quarter of the year ended December 28, 2002.

During 2001, the Company recorded charges related to restructuring initiatives totaling $72 million ($18 incurred in the first quarter and $54 incurred in the fourth quarter). These costs consisted primarily of severance and asset impairments as the Company continued to rationalize its cost structure and reduce employment. In addition, the Company incurred certain other significant credits and charges during 2001. In the first quarter, the Company recorded a pre-tax $29 million pension curtailment gain pertaining to its U.S. pension plan. Also in the first quarter, the Company recorded $11 million of charges related to several business repositionings. The repositionings were principally in the Tools segment and related to the continuing movement of production, permanent reduction of the overhead cost structure of its manufacturing system, and a series of initiatives at Mac Tools. In the third quarter, the Company recorded a charge of $5 million for severance costs incurred due to lower sales volumes and the continuing weakness in the industrial markets. Also in the third quarter, the Company recorded $3 million in special credits for tax benefits. In the fourth quarter, the Company recorded a charge of $6 million for the disposition of inventories associated principally with discontinued manufacturing plants and stock-keeping-units (SKUs). These credits and charges were classified as period income and expenses and were specifically classified within the Consolidated Statement of Operations as follows: (i) sales -- $1 million charge; (ii) cost of sales -- $12 million charge; (iii) SG&A expenses -- $8 million charge; (iv) interest-net -- $0.2 million credit; (v) other-net -- $28 million credit; and (vi) income taxes -- $3 million credit. The tax benefit of the restructuring charges and these other charges and credits amounted to $18 million.

Since significant credits and charges obscure underlying trends, the narrative regarding results of operations and business segments has been expanded to provide information as to the effects of these items on each financial statement category.

In 2002, the Company reported gross profit of $836 million, or 32.2% of net sales compared to $905 million or 34.7% of net sales in 2001. Included in gross profit for 2002 were $13 million of fourth quarter charges related to Mac Tools retail and Fastening Systems inventory as discussed previously. Gross profit in 2001 included $13 million of charges taken in the first and fourth quarters related to business repositioning initiatives within the Tools segment and the disposition of inventories principally from discontinued manufacturing plants and SKUs. Gross profit before these costs amounted to $849 million or 32.7% of net sales in 2002, and $918 million or 35.2% of net sales in 2001. The $69 million, or 250 basis point, decline in gross profit in 2002 is attributed to the following issues, primarily within the Tools segment: (i) the costs associated with the consolidation of two Mechanics Tools manufacturing plants, related production inefficiencies and sales declines due to U.S. plant supply chain problems; (ii) consumer business price erosion due to the continued customer mix shift towards home centers and mass merchants; (iii) Fastening Systems price erosion associated with intensified generic nail competition as well as a strategy shift to large distributors and away from smaller customers;
(iv) a reduction in Last-In, First-Out (LIFO) related inventory benefit in 2002 versus 2001; (v) increased inventory loss provisions; (vi) and lower U.S. pension income. These issues were offset, to some extent, by favorable material and other productivity variances. Acquisitions contributed approximately $22 million to gross profit in 2002. The Company anticipates continued pricing pressure in the foreseeable future due to continued supply-demand imbalances in the market. The Company expects to recover a significant portion of the negative impact to gross profit related to the Mechanics Tools plant consolidation in 2003.

In 2001, the Company reported gross profit of $905 million, or 34.7% of net sales compared to $997 million or 36.3% of net sales in 2000. Excluding the charges discussed previously, 2001 gross profit was $918 million or 35.2% of sales. The reduction in gross profit was a result of a shift in sales mix to retail and independent Mac Tools sales channels versus industrial and direct Mac Tools sales channels, partially offset by $80 million in productivity improvements. The Company experienced a LIFO reserve decline as the Company continued to reduce its cost of manufacturing and product costs by moving operations to low-cost countries. These LIFO benefits were offset by increases in transportation costs and other inventory valuation reserves.

SG&A expenses were $547 million or 21.1% of net sales in 2002. This includes $10 million in charges from second quarter severance and related expenses ($8 million) and fourth quarter Mac Tools expenses ($2 million) discussed previously. SG&A expenses in 2001 totaled $576 million or 22.1% of net sales which included $8 million in charges ($3 million in the first quarter and $5 million in the third quarter) from business repositionings and additional severance charges apart from the restructuring initiatives. Excluding these items, SG&A expenses amounted to $537 million, or 20.7% of net sales in 2002, as compared to $568 million, or 21.8% of net sales in 2001. The Company reduced spending in many functions, particularly selling expenses in Mac Tools as a result of lower retail distributor headcount. There was a $12 million decline in the provision for doubtful accounts mainly attributable to a decrease in Mac Tools provisions due to lower sales as compared with 2001 and the mix shift from retail to wholesale sales which involve reduced credit risk. These favorable items more than offset a decrease in net U.S. pension income in 2002.

SG&A expenses were $576 million, or 22.1% of net sales in 2001, as compared with $638 million, or 23.4% of net sales in 2000. Excluding the charges previously detailed, SG&A expenses were $568 million or 21.8% of net sales in 2001. Improvements in 2001 SG&A expenses were attributable to continued cost reductions achieved from changes made within the information management infrastructure, downward adjustments to employment levels in response to weak economic markets and the benefits attained from the Company's restructuring and repositioning efforts.

Interest-net for 2002 was $25 million, down slightly from $26 million in 2001. The decrease was a result of lower interest rates and weighted average debt levels in 2002. Interest-net of $26 million in 2001 represented a small decrease from $27 million in 2000 due to a decline in interest rates partially offset by an increase in weighted average debt levels in 2001.

Other-net in 2002 was $8 million in income compared to $5 million of income in 2001. The 2002 amount includes an $18 million gain from the second quarter U.S. pension settlement and $8 million in fourth quarter fixed asset impairment losses. The third and fourth quarters of 2002 reflect $11 million in income from an environmental settlement with an insurance carrier, which was offset by a $2 million increase in other environmental expense. The 2001 amount includes a $29 million U.S. pension plan curtailment gain and a charge of $2 million related to Mac Tools business repositionings, both occurring in the first quarter of 2001. There was no goodwill amortization expense in 2002, due to adoption of Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Intangible Assets", while goodwill amortization was $8 million in 2001. Asset disposals generated $1 million in gains in 2002 as compared to $1 million in losses in 2001. The Company expects non-cash intangibles amortization expense to increase to approximately $10 million in 2003 based on preliminary acquisition purchase accounting, as compared with $4 million in 2002.

Other-net represented $5 million of income in 2001 compared with $20 million expense in 2000. Excluding the aforementioned pension curtailment gain of $29 million and charges of $2 million, 2001 other-net amounted to $22 million expense.

The Company's effective income tax rate for 2002 was 32% as compared to 33% for 2001 and 34% for 2000. The tax rate decreases reflect the continued benefit of organizational and operational changes during recent years that have generated a higher percentage of taxable income in countries with lower statutory rates, primarily in Europe, Israel, and the Far East. The third quarter of 2002 reflects a favorable foreign tax development that reduced income taxes by $6 million, which was offset by the impact of non-deductible excise tax associated with the termination of the defined benefit pension plan.

In addition, the Company recorded a non-recurring tax benefit in the third quarter of 2001 amounting to $3 million. These benefit items were entirely offset by reduced tax benefits related to the restructuring and other charges.

BUSINESS SEGMENT RESULTS

The Tools segment includes carpenters, mechanics, pneumatic and hydraulic tools, as well as tool sets. The Doors segment includes commercial and residential doors, both automatic and manual, and associated services, as well as closet doors and systems, home decor, door locking systems, commercial and consumer hardware.

Tools

(Millions of Dollars)           2002        2001        2000
                                ----        ----        ----
Net sales                   $  1,954    $  2,008    $  2,129
Operating profit            $    208    $    266    $    286
% of Net sales                 10.6%       13.2%       13.4%

Tools sales declined 2.7% in 2002 as compared to 2001. The sales decrease was mainly the result of price erosion and unfavorable channel mix in several businesses, and the Mechanics Tools plant consolidation previously mentioned, offset by $23 million in higher sales from acquisitions. Tools operating profit excluding the net impact of the charges allocated to the Tools segment totaling $23 million in 2002 and $15 million in 2001, totaled $231 million or 11.8% of net sales and $281 million or 14.0% of net sales, respectively. The $50 million decline was primarily attributable to the previously detailed Mechanics Tools domestic plant consolidation and internal product sourcing matters, price concessions in the consumer and Fastening Systems businesses, lower LIFO related inventory valuation change in 2002 as compared with 2001, and increased inventory loss provisions. Cost structure improvements including shifting production to low cost countries and SG&A cost reductions were more than offset by the above items.

Tools sales decreased 6% in 2001 as compared to 2000. The sales decrease was primarily the result of unit volume declines from the Mac Tools repositioning in the first quarter of 2001 and weak industrial markets in North America. Also contributing to the sales decline was the effect of foreign currency translation as European currencies weakened against the U.S. dollar. Despite lower sales, Tools operating profit as a percentage of net sales remained fairly static as compared to 2000. Excluding the impact of $15 million in 2001 special charges allocated to the Tools segment, operating profit was $281 million, or 13.9% of net sales. The improvement in 2001 operating margin as a percentage of net sales excluding special charges, was primarily a result of SG&A expense reductions.

Doors

(Millions of Dollars)           2002        2001        2000
                                ----        ----        ----
Net sales                   $    639    $    599    $    602
Operating profit            $     81    $     64    $     55
% of Net sales                 12.7%       10.7%        9.2%

Doors sales increased 6.7% in 2002, primarily due to the Best and Senior Technologies acquisitions. Increases in Hardware and Access Technologies organic sales were offset by declines in Home Decor. Operating profit was 12.7% of net sales as compared to 10.7% for 2001. Acquired companies contributed $8 million operating profit. The remaining increase in operating profit reflects favorable production costs in low cost countries and lower SG&A expenses. Excluding the impact of severance charges allocated to the Doors segment of $1 million in 2002 and $5 million in 2001, operating profit was $82 million or 12.8% of net sales in 2002, compared to $69 million, or 11.5% of net sales in 2001.

Net sales for 2001 were fairly static, representing a decrease of less than 1%. Strong sales attributable to a new program launch with a significant customer were offset by sluggish market conditions in the Americas. Operating profit in 2001 was 10.7% of net sales compared to operating profit of 9.2% for 2000. Excluding the impact of $5 million in charges allocated to the Doors segment in 2001, operating profit was $69 million, or 11.5% of sales. The improvement in operating profit, as a percentage of sales, is a result of increased productivity in the Hardware business as the Company shifted the production base to low-cost countries, and the reduction of SG&A expenses.

RESTRUCTURING ACTIVITIES

In 2001, the Company undertook initiatives to reduce its cost structure and executed several business repositionings intended to improve its competitiveness. These actions resulted in the closure of 13 facilities and a net employment reduction of approximately 2,200 production, selling and administrative people. As a result, the Company recorded $72 million of restructuring and asset impairment charges. Reserves were established for these initiatives consisting of $55 million for severance, $10 million for asset impairment charges and $7 million for other exit costs. The charges for asset impairments were primarily related to manufacturing and other assets that were retired and disposed of as a result of manufacturing facility closures.

At December 28, 2002 and December 29, 2001, restructuring and asset impairment reserve balances were $2 million and $39 million, respectively. The December 29, 2001 balance reflects $6 million related to the impairment of assets. The December 28, 2002 balance relates primarily to 2001 initiatives.

As of December 28, 2002, 86 manufacturing and distribution facilities had been closed as a result of the restructuring initiatives since 1997. In 2002, 2001 and 2000, approximately 1,000, 2,100 and 900 employees have been terminated as a result of restructuring initiatives, respectively. Severance payments of $26 million, $42 million and $29 million and other exit payments of $4 million, $4 million and $3 million were made in 2002, 2001 and 2000, respectively. Write-offs of impaired assets were $6 million, $8 million and $7 million in 2002, 2001 and 2000, respectively.

In June 2002 and September 2001, $8 million and $5 million in severance charges were recorded, respectively, as the Company continued to rationalize its headcount to provide further SG&A expense reductions. These charges were classified within SG&A expense in the Consolidated Statements of Operations. These actions resulted in the termination of approximately 200 selling and administrative employees in each year. As of December 28, 2002, no accrual remained. The Company expects to continue restructuring activities in the future primarily in connection with the movement of manufacturing or sourcing to low cost countries and SG&A expense reductions.

In 2002, $6.4 million in restructuring reserves were established in purchase accounting for the Best acquisition, due to planned closure of several Best offices and synergies in certain centralized functions. The $6.4 million is comprised of $5.3 million for severance and $1.1 million for other exit costs primarily related to non-cancelable leases.

FINANCIAL CONDITION

LIQUIDITY, SOURCES AND USES OF CAPITAL

The Company's primary sources of liquidity are cash flows from operations and borrowings under various credit facilities. The Company has historically generated strong cash flows from operations. In 2002, cash flows from operations were $285 million as compared to $222 million in 2001. In the second half of 2002, the Company received a gross pension settlement of $115 million; an ongoing U.S. defined contribution plan was pre-funded with $29 million, and excise and income taxes totaling $48 million were paid, providing a net $38 million cash inflow from the pension settlement. In the fourth quarter, one of the Company's major customers changed its payment practices enabling acceleration of accounts receivable collections by approximately $30 million. Excluding the $38 million pension settlement and the $30 million impact of a change in a major customer's payment practice, 2002 operating cash flows were $217 million, consistent with 2001. Cash payments related to restructuring and other charges of $42 million in 2002 were comparable to 2001.

During 2001, the Company generated $222 million in operating cash flow as compared to $236 million in 2000. The decline in operating cash flows was primarily the result of an increase in cash payments for restructuring in 2001 of $45 million as compared with $32 million in 2000.

Capital expenditures were $52 million in 2002 as compared to $73 million in 2001. The Company incurred higher capital expenditures in 2001 for "The Stanley Learning Center" (a major addition at world headquarters for the training and development of employees), investment in various plants including movement of production to low cost countries, and increased costs for software development and acquisitions as the Company expanded the infrastructure of its systems. Capital expenditures were $73 million in 2001 as compared to $64 million in 2000.

In 2002, the Company received $338 million in net proceeds from issuance of long-term debt, and disbursed $356 million for business acquisitions. The Company made $154 million in payments on borrowings. These debt proceeds and repayments, in addition to debt issuance costs and currency fluctuations, resulted in a $220 million increase in the Company's short-term and long-term borrowings.

The Company has unused short-(364 day) and long-term (multi-year) credit arrangements with several banks to borrow up to $350 million at the lower of prime or money market rates. Of this amount, $100 million is long-term. In addition, the Company has short-term lines of credit with numerous foreign banks aggregating $98 million, of which $87 million was available at December 28, 2002. Short-term arrangements are reviewed annually for renewal. Of the long-term and short-term lines, $350 million is available to support the Company's commercial paper program. In addition to these lines of credit, the Company maintains a facility designed for the securitization of certain trade accounts receivable for purposes of additional liquidity. As of December 28, 2002, the Company's maximum available funds under this arrangement were $106 million, of which the Company had utilized $33 million.

The Company also has numerous assets, predominantly vehicles and equipment, under a one-year term renewable U.S. master personal property lease. Residual value obligations, which approximate the fair value of the related assets, under this master lease were $43 million at December 28, 2002. The Company does not anticipate any material liabilities associated with these transactions.

The following summarizes the Company's significant contractual obligations and commitments that impact its liquidity.

CONTRACTUAL OBLIGATIONS


                                          Payments Due by Period
                                          ----------------------
(in millions)                   Total  ( 1 year    1-3 yrs   4-5 yrs )   5 yrs
Short-Term Borrowings         $ 140.1   $ 140.1  $       - $       - $       -
Long-term Debt                  573.8       9.5      128.3     226.1     209.9
Operating Leases                 92.3      43.6       25.9      12.6      10.2
Unconditional Purchase
   Commitments                   60.7      49.9        8.0       2.8         -
Other Contractual
   Obligations                   31.3      16.3        5.0       5.0       5.0
Total Contractual
Cash Obligations              $ 898.2   $ 259.4    $ 167.2   $ 246.5   $ 225.1

OTHER COMMERCIAL COMMITMENTS


                                Amounts of Commitments Expiration Per Period
                                --------------------------------------------
(in millions)                   Total  ( 1 year    1-3 yrs   4-5 yrs )     5 yrs
U.S. Lines of Credit          $ 350.0    $250.0  $       -   $ 100.0     $     -
International
   Lines of Credit               87.0      87.0          -         -           -
Total Commercial
   Commitments                $ 437.0   $ 337.0  $       -   $ 100.0     $     -

Short-term borrowings, long-term debt and lines of credit are explained in detail within Note I Long Term Debt and Financing Arrangements of the Notes to the Consolidated Financial Statements in Item 15 of this Form 10-K. Operating leases and other commercial commitments are explained in detail in Note R of the Consolidated Financial Statements in Item 15 of this Form 10-K.

The Company's objective is to increase dividends by approximately one-half the Company's earnings growth rate, ultimately reaching a dividend payout ratio of 25%. Dividends increased 5.3% in 2002, 4.4% in 2001 and 3.5% in 2000. The Company plans to use a significant portion of free cash flow (operating cash flow less dividends and capital expenditures) to fund future acquisitions in commercial and industrial markets.

The Company repurchased 4.3 million shares of its common stock in 2000. The net effect was a decrease in equity of $111 million. These repurchases were funded primarily by cash flow from operations. The Company may resume repurchase of its shares as it deems appropriate.

MARKET RISK

Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments. The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates. Exposure to foreign currency risk results because the Company, through its global businesses, enters into transactions and makes investments denominated in multiple currencies. The Company's predominant exposures are in European, Canadian and Asian currencies. Certain cross-currency trade flows arising from sales and procurement activities are consolidated prior to obtaining risk protection, primarily purchased options. The Company is thus able to capitalize on its global positioning by taking advantage of naturally offsetting exposures to reduce the cost of purchasing protection. At times, the Company also enters into forward exchange contracts and purchased options to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables, predominately intercompany transactions. Gains and losses from these hedging instruments offset the gains or losses on the underlying net exposures, assets and liabilities being hedged. Management determines the nature and extent of currency hedging activities, and in certain cases, may elect to allow certain currency exposures to remain unhedged. The Company has also entered into several cross-currency interest rate swaps, primarily to reduce overall borrowing costs, but also to provide a partial hedge of the net investments in certain subsidiaries. Sensitivity to foreign currency exposure risk from these financial instruments at the end of 2002 would have been immaterial based on the potential loss in fair value from a hypothetical 10% adverse movement in all currencies.

The Company's exposure to interest rate risk results from its outstanding debt obligations, short-term investments and derivative financial instruments employed in the management of its debt portfolio. The debt portfolio is managed to achieve capital structure targets and reduce the overall cost of borrowing by using a combination of fixed and floating rate debt as well as interest rate swaps, caps and cross-currency interest rate swaps. The Company's primary exposure to interest rate risk comes from its floating rate debt in the U.S., Canada and Europe and is fairly represented by changes in LIBOR rates. At December 28, 2002, the result of a hypothetical one percentage point increase in short-term LIBOR rates would not have resulted in a material impact on the pre-tax profit of the Company.

Fluctuations in the fair value of the Company's common stock affect ESOP expense as well as diluted shares outstanding as discussed in the U.S. Pension and ESOP, and Off-Balance Sheet Arrangements (Equity Hedge) sections of Management Discussion and Analysis, respectively.

The Company has access to financial resources and borrowing capabilities around the world. There are no material instruments within the debt structure that would accelerate payment requirements due to a change in credit rating, and no significantly restrictive covenants. The Company believes that its strong financial position, operating cash flows and borrowing capacity provide the financial flexibility necessary to continue its record of annual dividend payments, to invest in the routine needs of its businesses, to make strategic acquisitions and to fund other initiatives encompassed by its growth strategy.

OTHER MATTERS

ENVIRONMENTAL The Company incurs costs related to environmental issues as a result of various laws and regulations governing current operations as well as the remediation of previously contaminated sites. Future laws and regulations are expected to be increasingly stringent and will likely increase the Company's expenditures related to routine environmental matters.

The Company accrues for anticipated costs associated with investigatory and remediation efforts in accordance with appropriate accounting guidelines which address probability and the ability to reasonably estimate future costs. The liabilities are reassessed whenever circumstances become better defined or remediation efforts and their costs can be better estimated. Subject to the imprecision in estimating future environmental costs, the Company believes that any sum it may pay in connection with environmental matters in excess of the amounts recorded will not have a materially adverse effect on its financial position, results of operations or liquidity. Refer to Note T Contingencies of the Notes to the Consolidated Financial Statements in Item 15 of this Form 10-K for further information on environmental liabilities and related cash flows.

U.S. PENSION AND ESOP In June 2002, the Company recorded an $18 million pre-tax pension settlement gain in other-net. This involved the termination and settlement of the primary U.S. salaried employee plan as well as settlement of most of the liabilities in the ongoing plan for hourly employees. In addition to the settlement gain, the Company recorded $8 million of operating income related to these plans in 2002, whereas in 2003 the ongoing hourly plan will reflect approximately $2 million in expense.

As detailed in Note M Employee Benefit Plans to the Consolidated Financial Statements in Item 15 of this Form 10-K, the Company has an Employee Stock Ownership Plan (ESOP) under which the ongoing U.S. defined contribution and 401(k) plans are funded. Overall ESOP expense is affected by the market value of Stanley stock on the monthly dates when shares are released. In 2002, the market value of shares released averaged $39.62 per share and the net ESOP expense was negligible. In the event the market value of Stanley stock on the 2003 ESOP share release dates is below the $39.62 2002 average, the net ESOP expense will increase.

The Company provides a 5% guaranteed rate of return on participant contributions made to the tax deferred savings plan (401K) prior to July 1998 when all contributions were invested in Stanley common stock. The value of the shares participants purchased prior to July 1998 along with the 5% cumulative guaranteed rate of return on Stanley common stock is known as an Investment Protection Account (IPA). Beginning in July 1998 the investment options for plan participant contributions were enhanced to include a variety of investment funds in addition to the Company's common stock, and there is no guaranteed rate of return to participants on any contributions made after that time. The IPA guarantee for participants who are not considered highly compensated is now included in the actuarial valuation of an ongoing U.S. pension plan. Payments related to the IPA guarantees, if they have any value, would be made to participants over a period of many years, generally commencing with retirement. In the event the market value of Stanley common stock declines, additional costs may be triggered by the IPA benefit guarantee.

NEW ACCOUNTING STANDARDS

Refer to Note A Significant Accounting Policies of the Notes to the Consolidated Financial Statements in Item 15 of this Form 10-K for a discussion of new accounting pronouncements and the potential impact to the Company's consolidated results of operations and financial position.

CRITICAL ACCOUNTING ESTIMATES Preparation of the Company's financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Significant accounting policies used in the preparation of the Consolidated Financial Statements in
Item 15 of this Form 10-K are described in Note A Significant Accounting Policies thereto. Management believes the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters with inherent uncertainty. The most significant areas involving management estimates are described below. Actual results in these areas could differ from management's estimates.

ALLOWANCE FOR DOUBTFUL ACCOUNTS Stanley's estimate for its allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where information indicates the customers may have an inability to meet financial obligations, such as bankruptcy. In these cases, the Company uses its judgment, based on the best available facts and circumstances, to record a specific reserve for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received. Second, a general reserve is established for all customers based on a range of percentages applied to receivables aging categories. These percentages are based on historical collection and write-off experience.

If circumstances change, for example higher than expected defaults or a material adverse change in a major customer's ability to meet its financial obligation to the Company, estimates of the recoverability of receivable amounts due could be reduced.

In addition, Mac Tools retail related receivables, $43 million, net, at December 28, 2002, are comprised of thousands of high credit risk, individually small, accounts. While some customers remit payments by mail, to a large extent these receivables are collected by distributors in direct contact with customers on truck routes, and by outside collection agencies on certain open routes and delinquent accounts. The Company continues to reduce the number of Mac Tools employee distributors who support the retail channel of the business, and increase the number of wholesale non-employee distributors. This retail to wholesale mix shift in the Mac Tools business has an inherent positive impact on the asset quality going forward but increases the collection risk of these Mac Tools retail related receivables. Realization of these receivables is dependent upon information systems and effective management of collection efforts by distributors and outside agencies.

INVENTORIES - LOWER OF COST OR MARKET, SLOW MOVING AND OBSOLETE U.S. inventories are valued at the lower of LIFO cost or market. The calculation of LIFO reserves, and therefore the net inventory valuation, is affected by inflation and deflation in inventory components. The Company ensures all inventory is valued at the lower of cost or market, and continually reviews the book value of discontinued product lines and SKUs to determine if these items are properly valued. The Company identifies these inventories and assesses the ability to dispose of them at a price greater than cost. If it is determined that cost is less than market value, then cost is used for inventory valuation. If market value is less than cost, then the Company writes down the related inventory to that value. If a write down to the current market value is necessary, the market value cannot be greater than the net realizable value, or ceiling (defined as selling price less costs to complete and dispose), and cannot be lower than the net realizable value less a normal profit margin, also called the floor. The Company also continually evaluates the composition of its inventory and identifies slow-moving inventories. Inventory items identified as slow-moving are evaluated to determine if reserves are required. Generally, the Company does not experience significant issues with obsolete inventory due to the nature of its products. If the Company is not able to achieve its expectations regarding net realizable value of inventory at its current value, reserves would have to be adjusted accordingly.

GOODWILL AND INTANGIBLE ASSETS The Company completed acquisitions in 2002 valued at $359 million. The assets and liabilities of acquired businesses are recorded under the purchase method at their fair values at the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. The Company had recorded goodwill of $348 million at December 28, 2002 and $216 million at December 29, 2001.

In accordance with SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing. The identification and measurement of goodwill and unamortized intangibles impairment involves the estimation of the fair value of reporting units. The estimates of fair value of reporting units are based on the best information available at the date of assessment, which primarily incorporate management assumptions about future cash flows. Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities. While the Company has not recorded intangibles impairment losses in several years, it is possible impairments may occur in the future in the event expected cash flows change significantly. Specifically, the Fastening Systems reporting unit is experiencing margin declines due primarily to the intensified generic nail competition and industrial channel movement to large distributors. Fastening Systems had $33 million of recorded goodwill at December 28, 2002. There is potential for future goodwill impairment losses if Fastening Systems projected profits and cash flows continue to decline. See Note G Goodwill and Other Intangible Assets of the Notes to the Consolidated Financial Statements in
Item 15 of this Form 10-K for further discussion.

PROPERTY, PLANT AND EQUIPMENT (PP&E) The Company generally values PP&E at historical cost less accumulated depreciation. Impairment losses are recorded when indicators of impairment, such as plant closures, are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The Company assesses whether machinery and equipment can be used at other facilities and if not, estimates the proceeds to be realized upon sale of the assets. The impairment loss is then quantified by comparing the carrying amount of the assets to the weighted average discounted cash flows, which consider various possible outcomes for the disposition of the assets. Primarily as a result of plant rationalization, certain facilities and equipment are not currently used in operations. The Company has recorded impairment losses related to unused assets and such losses may potentially occur in the future.

The Company initiated a worldwide PP&E physical inventory in 2002 which is expected to be complete in 2003. Upon completion of this physical inventory, it is possible losses may be detected.

RISK INSURANCE To some extent, the Company self insures for various business exposures. For domestic workers compensation and product liability, the Company generally purchases outside insurance coverage only for catastrophic losses ("stop loss" insurance). The two risk areas involving the most significant accounting estimates are workers compensation and product liability (liability for alleged injuries associated with the Company's products). Actuarial valuations performed by an outside risk insurance expert form the basis for workers compensation and product liability loss reserves recorded. The actuary contemplates the Company's specific loss history, actual claims reported, and industry trends among statistical and other factors to determine the range of estimated reserve required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims as well as for incurred but not yet reported claims. The specific reserves for individual known claims are quantified by third party administrator specialists (insurance companies) for workers compensation and by in-house legal counsel in consultation with outside attorneys for product liability. The cash outflows related to risk insurance claims are expected to occur over approximately 8 to 10 years, and the present value of expected claim payments is reserved. The Company believes the liability recorded for such risk insurance reserves as of December 28, 2002 is adequate, but due to judgments inherent in the reserve process it is possible the ultimate costs will differ from this estimate.

FREIGHT ACCRUAL As a result of the continued movement of U.S. based manufacturing operations to low cost country manufacturing and outsourcing, the Company has experienced increased transportation costs over the past three years, as well as increased complexity in the accrual estimation process for these costs. The Company's accrual estimation methodology is based on data from a third party transportation administrator and historical trends or lag factors applied to such underlying data.

OFF-BALANCE SHEET ARRANGEMENTS The Company's off-balance sheet arrangements include the following:

RECEIVABLE SECURITIZATIONS The Company has agreements to sell, on a revolving basis, pools of accounts and notes receivables to two Qualified Special Purpose Entities (QSPEs), which qualify to be accounted for as unconsolidated subsidiaries. The entities are designed to facilitate the securitization of certain trade accounts receivable, are used to fund the Mac Advantage financing program as well as provide long-term secured financing to Mac Tools distributors, and as an additional source of liquidity. Assets and related debt off-balance sheet were $98 and $77 million at December 28, 2002 and $85 and $64 million at December 29, 2001, respectively. The Company is responsible for servicing these accounts and receives a servicing fee, while the QSPEs bear the risk of noncollection. The proceeds from sales of eligible receivables to QSPEs were $80 million in 2002 and $81 million in 2001. There were no gains or losses on these sales.

At December 28, 2002, the Company has a $23 million long-term investment in the QSPEs. In the event the QSPEs incur future losses, this investment would be written down with associated losses reflected in the Consolidated Statements of Operations. As of December 28, 2002 and December 29, 2001, the Company had $32 million and $25 million, respectively, in receivables due from the Mac Tools related QSPE.

STANLEY COMMON STOCK EQUITY HEDGE The Company has $213 million in equity forward contracts with major U.S. financial institutions, of which $175 million matures on December 31, 2003 and $38 million on September 24, 2004. The equity forwards on Stanley common shares are designed to partially hedge the dilutive effect on earnings per share of "in-the-money" stock options as the stock price fluctuates, and to reduce potential cash outflow for the repurchase of the Company's stock to offset option exercises. The structure requires interim quarterly net share settlement, and is accounted for within equity. Cash settlements may be elected at the option of the Company. The Company has historically made no cash settlement elections.

The equity forward contracts contain registration event triggers applicable if the Company's credit rating is downgraded to BBB and Baa2 as determined by Standard & Poor's Rating Service and Moody's Investor Services, respectively. A registration event requires the Company to make its best effort to register the shares under the hedge. In addition the equity forward contracts contain unwind triggers commencing when the Company's stock price declines below $19 to $15 per share varying by contract (a weighted average of $16.73), or its credit rating is downgraded to BBB- and Baa3 as determined by Standard & Poor's Rating Service and Moody's Investor Services, respectively. In the event of an unwind caused by share price decline or a credit rating downgrade, the Company is obligated to make its best efforts to register shares under the hedge. The Company, as its liquidity permits, may elect to repurchase shares from the counterparties, who are otherwise entitled to sell these shares into the market.

If the stock price declines, the Company may issue shares to the counterparties that exceed the favorable offset of stock options coming "out-of-the-money" resulting in dilution of earnings per share. The Company delivered 1,338,708 shares of common stock with a market value of $47 million ($42 million book value) from quarterly net share settlements in 2002. In 2001, the Company received 1,432,264 shares of common stock with a market value and book value of $67 million from settlements. The following chart summarizes hypothetical net share settlements occurring at various Stanley common stock prices, assuming the final 2002 quarterly interim settlement share price of $34.83, or 6.1 million underlying shares, as the starting point.

             Incr (Decr) in           Equity Hedge        Net Diluted Shares
  Share      Diluted Shares      Settlement Shares               Outstanding
  price        from Options   Delivered (Received)       Increase (Decrease)

  $ 20         (1,302,128)              4,541,149                  3,239,021
  $ 30           (651,273)                986,010                    334,737
  $ 40            612,801                (791,564)                  (178,763)

The accounting treatment on the equity forward contracts is expected to change in the third quarter of 2003 based on an exposure draft issued by the Financial Accounting Standards Board (FASB). Currently, activity on the equity hedge is accounted for entirely within equity whereas under the proposed new rules "mark to market" accounting will be required. The rule change, if enacted, would mean gains and losses related to fair value of the shares delivered or received under the quarterly interim share settlements would be reported in the Company's income statement. In addition, the proposed rule changes may require the Company to report the $213 million notional amount of the equity forward contracts as debt. The Company is evaluating various alternatives including maintainance, modification, and termination of its equity hedge program but has not decided on any course of action.

SYNTHETIC LEASES The Company is a party to synthetic leasing programs for two of its major distribution centers. The leases are designed and qualify as operating leases for accounting purposes, where only the monthly lease amount is recorded in the income statement and the liability and value of underlying assets are off-balance sheet. The reasons for these programs are primarily to reduce overall cost and to retain flexibility. As of December 28, 2002, the estimated fair values of assets and remaining obligations for these two properties were $34 million and $24 million, respectively. FASB Interpretation No. (FIN) 46 "Consolidation of Variable Interest Entities" will affect the accounting for one of these synthetic leases in the third quarter of 2003. Upon adoption of FIN 46, $17 million in assets and $11 million in obligations for one of the properties under synthetic leases will be reflected in the Consolidated Balance Sheets. The Company is considering various alternatives to change the lease structure but has not determined a course of action.

CAUTIONARY STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995.

The statements contained in this Annual Report to shareowners regarding the Company's ability (i) to generate cash and realize outstanding receivables, (ii) to increase shareowner returns and dividends, (iii) to improve its brand, (iv) to maintain or increase sales and gain retail share, (v) to reduce its cost structure, restructure and continue productivity gains, including the reduction of facilities and employees, and improve competitiveness, (vi) to recover a significant portion of the negative impact to gross profit of the Mechanics Tools plant consolidation and
(vii) to maintain the level of ongoing expense of the hourly pension plan are forward looking and inherently subject to risk and uncertainty.

The Company's ability to generate cash, increase shareowner returns and dividends and maintain or increase sales and gain retail share is dependent on both internal and external factors, including (i) the success of the Company's efforts to redress production problems in its Mechanics Tools business, (ii) the success of the Company's marketing and sales efforts, (iii) the continued success of initiatives with The Home Depot, Lowe's and WalMart, (iv) continuing improvements in productivity and cost reductions, including inventory reductions, continued improvement in the payment terms under which the Company buys and sells goods, materials and product and continued reduction of SG&A expenses as a percentage of sales, (v) the ability of the sales force to adapt to changes made in the sales organization and achieve adequate customer coverage, (vi) the absence of increased pricing pressures from customers and competitors and the ability to defend market share in the face of price competition, (vii) the acceptance of the Company's new products in the marketplace as well as the ability to satisfy demand for these products, (viii) the successful integration of the Company's recent acquisitions (ix) outcomes of pending and future litigation and (x) the strength of the United States economy and the relative strength of foreign currencies, including, without limitation, the Euro and the Taiwan dollar. Additionally, the realization of Mac Tools retail receivables in particular is dependent upon information systems and effective management of collection efforts by distributors and outside agencies pertaining to covered and open routes.

The Company's ability to improve its brand is dependent upon a number of factors, including the success of the marketing efforts of the Company and its customers and the success and acceptance of the Company's new products.

The Company's ability to reduce its cost structure, restructure and continue productivity gains, including the reduction of facilities and employees, and improve competitiveness is dependent on the success of various initiatives that are underway or are being developed to improve manufacturing and sales operations and to implement related control systems, which initiatives include certain facility closures and related workforce reductions expected to be completed in 2003. The success of these initiatives is dependent on the Company's ability to increase the efficiency of its routine business processes, to develop and implement process control systems, to mitigate the effects of any material cost inflation, to develop and execute comprehensive plans for facility consolidations, the availability of vendors to perform outsourced functions, the successful recruitment and training of new employees, the resolution of any labor issues related to closing facilities, the need to respond to significant changes in product demand while any facility consolidation is in process and other unforeseen events.

The Company's ability to recover a significant portion of the negative impact to gross profit related to flawed execution in Mechanics Tools consolidations is dependent on the continued ability of the affected facilities to maintain current production rates, the successful integration and performance of new Mechanics Tools operations and management personnel and processes and the successful recovery of demand for Mac and Mechanics Tools products affected by the aforementioned flawed execution.

The Company's ability to maintain the level of ongoing expense of the hourly pension plan is dependent on the Company's employment levels and interest rates.

The Company's ability to achieve the objectives discussed above will also be affected by other external factors. These external factors include pricing pressure and other changes within competitive markets, the continued consolidation of customers in consumer channels, inventory management pressures on the Company's customers, increasing competition, changes in trade, monetary and fiscal policies and laws, inflation, currency exchange fluctuations, the impact of dollar/foreign currency exchange rates on the competitiveness of products, the impact of events that cause or may cause disruption in the Company's distribution and sales networks such as the recent closure of ports on the West Coast, the events of

September 11, 2001, war, political unrest and recessionary or expansive trends in the economies of the world in which the Company operates.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company incorporates by reference the material captioned "Market Risk" in
Item 7 and the material in Note J of the Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Item 15 for an index to Financial Statements and Financial Statement Schedules. Such Financial Statements and Financial Statement Schedule are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Items 401 and 405 of Regulation S-K, except for Item 401 with respect to the executive officers as described below, is incorporated herein by reference to the information set forth in the section of the Company's definitive proxy statement (which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the close of the Company's fiscal year) entitled Information Concerning Nominees for Election as Directors and Information Concerning Directors Continuing in Office under the following subsection Item 1 - Election of Directors.

                               Executive Officers

The following is a list of the executive officers of the Company as of December 28, 2002:

Name, Age
(as of 12/28/02)                                                                     Elected
Birth date                 Office                                                   to Office
----------                 ------                                                   ---------
J.M. Trani (57)            Chairman and Chief Executive Officer.                    12/31/96
(03/15/45)                 Joined Stanley December 1996;
                           President and Chief Executive
                           Officer of GE Medical Systems (1986).

B.H. Beatt (50)            Vice President, General Counsel and                      10/09/00
(07/24/52)                 Secretary. Joined Stanley October 2000;
                           Vice President, General Counsel
                           and Secretary, Dexter Corporation (1991).

J. H. Garlock Jr. (48)     Vice President, Stanley October 2002,                    10/28/02
(06/05/54)                 President, Stanley Fastening Systems.
                           Joined Stanley September 2000 as President, Stanley
                           Doors; President, Porter Cable corporation (1997).

P.E. Haviland (48)         Vice President, Corporate Planning and                   10/16/02
(07/23/54)                 Development. Joined Stanley September
                           2002. Vice President, Corporate
                           Development, Exelon Corporation (1998);
                           Senior Vice President, Planning and
                           Administration, Bovis Incorporated (1993).


W.D. Hill (53)             Vice President, Engineering.                             09/17/97
(09/18/49)                 Joined Stanley August 1997; Director
                           Product Management-Tool Group, Danaher Tool (1996);
                           Vice President, Product Development Global
                           Accessories, The Black & Decker Corporation (1994).

P.M.Isabella (47)          Vice President - Operations.                             10/18/01
(10/14/55)                 Joined Stanley May 1999; January
                           1998, Vice President Operations, GE
                           Industrial Systems; January 1995,
                           General Manager Switchgear/Busway
                           Operation.

K.O. Lewis (49)            Vice President, Marketing and Brand                      11/03/97
(5/28/53)                  Development.  Joined Stanley November
                           1997; Executive Vice President
                           Strategic Alliances, Marvel Entertainment
                           Group (1996); Director Participant Marketing,
                           Walt Disney Attractions (1986).

J.M. Loree (44)            Executive Vice President, September 2002,                07/19/99
(06/14/58)                 and Chief Financial Officer.  Joined Stanley
                           July 1999; Vice President, Finance & Strategic
                           Planning, GE Capital Auto Financial Services (1997);
                           President & Chief Executive Officer, GE Capital
                           Modular Space (1995).

M.J. Mathieu (50)          Vice President, Human Resources.                         09/17/97
(02/20/52)                 Joined Stanley September 1997;
                           Manager-Human Resources, GE Motors & Industrial
                           Systems (1996); Consultant-Executive Staffing,
                           General Electric Company (1994).

D.R. McIlnay(52)           President, Consumer Sales Americas.                      10/04/99
(06/11/50)                 Joined Stanley October 1999;
                           President & Chief Executive Officer, The
                           Gibson-Homans Company (1997); President, Levolor Home
                           Fashions, a Newell Company (1993).

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 402 of Regulation S-K is incorporated herein by reference to the information set forth under the section entitled Executive Compensation of the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the close of the Company's fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by Item 403 of Regulation S-K, except for the equity compensation plan information that follows, is incorporated herein by reference to the information set forth under the sections entitled Security Ownership and Executive Compensation of the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the close of the Company's fiscal year.

                      EQUITY COMPENSATION PLAN INFORMATION

Compensation plans under which the Company's equity securities are authorized for issuance at December 28, 2002 follow:

------------------------------- ---------------------------- ------------------------- -------------------------------
                                            (A)                        (B)                          (C)
------------------------------- ---------------------------- ------------------------- -------------------------------
PLAN CATEGORY                   Number of securities to be   Weighted-average          Number of securities
                                issued upon exercise of      exercise price of         remaining available for
                                outstanding options and      outstanding options and   future issuance under equity
                                restricted stock shares      restricted stock shares   compensation plans (excluding
                                                                                       securities reflected in
                                                                                       column (A))
------------------------------- ---------------------------- ------------------------- -------------------------------
Equity compensation plans
approved by security holders            11,009,696                   $ 30.06                     22,699,966
------------------------------- ---------------------------- ------------------------- -------------------------------
Equity compensation plans not
approved by security holders                (a)                        (a)                          (a)
------------------------------- ---------------------------- ------------------------- -------------------------------
Total                                   11,009,696                 $ 30.06                       22,699,966
------------------------------- ---------------------------- ------------------------- -------------------------------

(a) There is a non-qualified deferred tax savings plan for highly compensated salaried employees which mirrors the qualified plan provisions but was not specifically approved by security holders. U.S. employees are eligible to contribute from 1% to 15% of their salary to a tax deferred savings plan as described in the Employee Stock Ownership Plan (ESOP) section of Item 15 Note M Employee Benefit Plans to the consolidated financial statements. The Company contributes an amount equal to one-half of the employee contribution up to the first 7% of their salary, all of which is invested in Stanley common stock for qualified employees. The same matching arrangement is provided for highly compensated salaried employees in the "non-qualified" plan, except that the arrangement for these employees is outside of the ESOP, and is not funded in advance of distributions. Shares of the Company's common stock may be issued at the time of a distribution from the plan. The number of securities remaining available for issuance under the plan at December 28, 2002 is not determinable, since the plan does not authorize a maximum number of securities.






ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------------------------------------------------------
None.

ITEM 14.  CONTROLS AND PROCEDURES.

Within the 90-day period prior to the filing of this report, under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chairman and its Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chairman and its Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic Securities Exchange Commission filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a). Index to documents filed as part of this report:

         1. and 2.  Financial Statements and Financial Statement Schedules.

         The response to this portion of Item 15 is submitted as a separate section of this report beginning with an index thereto on page F-1.

         3. Exhibits

         See Exhibit Index in this Form 10-K on page E-1.

(b). The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

         Date of Report             Items Reported

         November 25, 2002          Press Release dated November 25, 2002
                                    announcing the acquisition of Best Lock
                                    Corporation d.b.a. Best Access Systems, and comments on the Company's expectations for this acquisition.

         November 5, 2002           Press Release dated November 1, 2002
                                    announcing the completion of an offering of $350 million in aggregate principal amount of notes.

         October 16, 2002           Press Release dated October 16, 2002
                                    providing earnings guidance for the fourth quarter and full year 2002 and for the full year 2003 and commentary regarding gross margin projections and consumer and industrial sales expectations. In a conference call with industry analysts, shareowners and other participants, the
                                    Company reviewed the earnings guidance and commentary regarding gross margin projections and consumer and industrial sales expectations.

         October 10, 2002           Press Release dated October 10, 2002
                                    commenting on sales and profit outlooks and announcing that the Company will acquire
                                    Best Lock Corporation d.b.a. Best Access
                                    Systems and has formed an access controls group.

(c) See Exhibit Index in this Form 10-K on page E-1.

(d) The response in this portion of Item 15 is submitted as a separate section of this Form 10-K with an index thereto beginning on page F-1.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             THE STANLEY WORKS


                             By  /s/  John M. Trani
                                 -----------------------------------------------
                                 John M. Trani, Chairman
                                 and Chief Executive Officer
March 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated.

/s/  John M. Trani                    /s/  James M. Loree
---------------------------------     ------------------------------------------
John M. Trani, Chairman, Chief        James M. Loree, Executive Vice
Executive Officer and Director        President, Finance and Chief Financial
                                      Officer


/s/  Donald Allan Jr.
---------------------------------     ------------------------------------------
Donald Allan Jr., Vice President,     John G. Breen, Director
and Corporate Controller
                  *                                 *
---------------------------------     ------------------------------------------
Robert G. Britz, Director             Stillman B. Brown, Director

                                                    *
---------------------------------     ------------------------------------------
Emmanuel A. Kampouris, Director       Eileen S. Kraus, Director

                  *
---------------------------------     ------------------------------------------
John D. Opie, Director                Derek V. Smith, Director

                  *
---------------------------------
Kathryn D. Wriston, Director


*By: /s/ Bruce H. Beatt
     -------------------------------------
     Bruce H. Beatt
     (As Attorney-in-Fact)

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, John M. Trani, certify that:

1. I have reviewed this anual report on Form 10-K of The Stanley Works and subsidiaries;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003              /s/ John M. Trani
                                  ----------------------------------
                                  John M. Trani
                                  Chairman and Chief Executive Officer

I, James M. Loree, certify that:

1. I have reviewed this annual report on Form 10-K of The Stanley Works and subsidiaries;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003                      /s/ James M. Loree
                                          ------------------------------
                                          James M. Loree
                                          Executive Vice President, Finance
                                          and Chief Financial Officer

FORM 10-K
ITEM 15(a) (1) AND (2)
THE STANLEY WORKS AND SUBSIDIARIES


INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

     Schedule II--Valuation and Qualifying Accounts of The Stanley Works and subsidiaries is included in Item 15 (page F-3).

     Report of Independent Auditors (page F-4)

     Consolidated Statements of Operations--fiscal years ended December 28, 2002, December 29, 2001, and December 30, 2000 (page F-5).

     Consolidated Balance Sheets--December 28, 2002 and December 29, 2001 (page F-6).

     Consolidated Statements of Cash Flows--fiscal years ended December 28, 2002, December 29, 2001, and December 30, 2000 (page F-7).

     Consolidated Statements of Changes in Shareowners' Equity--fiscal years ended December 28, 2002, December 29, 2001, and December 30, 2000. (page F-8)

     Notes to Consolidated Financial Statements (page F-9).

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         Consent of Independent Auditors

We consent to the incorporation by reference in the following registration statements of The Stanley Works and subsidiaries of our report dated March 21, 2003, with respect to the consolidated financial statements and schedule of The Stanley Works and subsidiaries included in this Annual Report (Form 10-K) for the year ended December 28, 2002.

     o Registration Statement (Form S-8 No. 2-93025)
     o Registration Statement (Form S-8 No. 2-96778)
     o Registration Statement (Form S-8 No. 2-97283)
     o Registration Statement (Form S-8 No. 33-16669)
     o Registration Statement (Form S-3 No. 33-12853)
     o Registration Statement (Form S-3 No. 33-19930)
     o Registration Statement (Form S-8 No. 33-39553)
     o Registration Statement (Form S-8 No. 33-41612)
     o Registration Statement (Form S-3 No. 33-46212)
     o Registration Statement (Form S-3 No. 33-47889)
     o Registration Statement (Form S-8 No. 33-55663)
     o Registration Statement (Form S-8 No. 33-62565)
     o Registration Statement (Form S-8 No. 33-62567)
     o Registration Statement (Form S-8 No. 33-62575)
     o Registration Statement (Form S-8 No. 333-42346)
     o Registration Statement (Form S-8 No. 333-42582)
     o Registration Statement (Form S-8 No. 333-64326)
     o Registration Statement (Form S-4 No. 333-89200)



/s/ ERNST & YOUNG LLP

Hartford, Connecticut
March 27, 2003

                 Schedule II - Valuation and Qualifying Accounts
                       The Stanley Works and Subsidiaries
  Fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000
                            (In Millions of Dollars)

---------------------------------------- -------------- ---------------------------------- --------------- -----------
                COL. A                      COL. B                   COL. C                    COL. D        COL. E
---------------------------------------- -------------- ---------------------------------- --------------- -----------
                                                                    ADDITIONS
---------------------------------------- -------------- ---------------- ----------------- --------------- -----------
                                                              (1)              (2)
                                                          CHARGED TO         CHARGED
                                           BEGINNING       COSTS AND         TO OTHER                        ENDING
DESCRIPTION                                 BALANCE        EXPENSES        ACCOUNTS(B)       DEDUCTIONS     BALANCE
---------------------------------------- -------------- ---------------- ----------------- --------------- -----------
YEAR ENDED 2002 RESERVES AND
   ALLOWANCES DEDUCTED FROM
   ASSET ACCOUNTS:
Allowance for doubtful accounts:
   Current...............................   $32.3            $ 9.9           $(0.8)           $ 15.0(a)      $26.4
   Non-current...........................     1.4               --            (0.2)               --           1.2

YEAR ENDED 2001 RESERVES AND
   ALLOWANCES DEDUCTED FROM
   ASSET ACCOUNTS:
Allowance for doubtful accounts:
   Current...............................    41.9             18.0            (3.5)             24.1(a)       32.3
   Non-current...........................     0.6               --             1.0               0.2           1.4

YEAR ENDED 2000 RESERVES AND
   ALLOWANCES DEDUCTED FROM
   ASSET ACCOUNTS:
Allowance for doubtful accounts:
   Current...............................    43.4             24.3             2.2              28.0(a)       41.9
   Non-current...........................     0.7               --            (0.1)               --           0.6

----------

(a) Represents doubtful accounts charged-off, less recoveries of accounts previously charged-off.

(b) Represents net transfers to and from other accounts, foreign currency translation adjustments and acquisitions and divestitures.

                         REPORT OF INDEPENDENT AUDITORS

The Shareowners
The Stanley Works

We have audited the accompanying consolidated balance sheets of The Stanley Works and subsidiaries as of December 28, 2002 and December 29, 2001, and the related consolidated statements of operations, changes in shareowners' equity, and cash flows for each of the three fiscal years in the period ended December 28, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Stanley Works and subsidiaries at December 28, 2002 and December 29, 2001, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as whole, presents fairly in all material respects the information set forth therein.

As discussed in Note G to the Consolidated Financial Statements, effective December 30, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."


                                                           /s/ ERNST & YOUNG LLP


Hartford, Connecticut
March 21, 2003

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000

(in millions of dollars, except per share amounts)     2002         2001         2000
                                                     ---------    ---------    ---------
Net Sales                                            $ 2,593.0    $ 2,606.6    $ 2,730.6
Costs and Expenses
Cost of sales                                        $ 1,757.2    $ 1,701.3    $ 1,751.5
Selling, general and administrative                      547.2        575.9        638.3
Interest income                                           (4.0)        (6.7)        (7.5)
Interest expense                                          28.5         32.3         34.6
Other-net                                                 (8.4)        (5.3)        20.0
Restructuring charges and asset impairments             --             72.4       --
                                                       2,320.5      2,369.9      2,436.9

Earnings Before Income Taxes                             272.5        236.7        293.7
Income Taxes                                              87.5         78.4         99.3
Net Earnings                                         $   185.0    $   158.3    $   194.4
Net Earnings Per Share of Common Stock
   Basic                                             $     2.14   $     1.85   $     2.22
   Diluted                                           $     2.10   $     1.81   $     2.22

See notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

December 28, 2002 and December 29, 2001
(Millions of Dollars)                                          2002        2001
                                                             --------    --------
Assets
Current Assets
Cash and cash equivalents                                    $  121.7    $  115.2
Accounts and notes receivable                                   548.0       551.3
Inventories                                                     414.7       410.1
Deferred taxes                                                   21.2         4.7
Prepaid expenses                                                 68.2        55.6
Properties held for sale                                          5.2         3.1
Other current assets                                             11.4         4.5
Total Current Assets                                          1,190.4     1,144.5
Property, Plant and Equipment                                   494.8       491.2
Goodwill and Other Intangibles                                  544.9       236.1
Other Assets                                                    188.1       183.9
Total Assets                                                 $2,418.2    $2,055.7

Liabilities and Shareowners' Equity
Current Liabilities
Short-term borrowings                                        $  140.1    $  177.3
Current maturities of long-term debt                              9.5       120.1
Accounts payable                                                260.3       247.7
Accrued expenses                                                271.0       280.4
Total Current Liabilities                                       680.9       825.5
Long-Term Debt                                                  564.3       196.8
Other Liabilities                                               189.2       201.1
Commitments and Contingencies (Notes R and T)
Shareowners' Equity
Preferred stock, without par value:
   Authorized and unissued 10,000,000 shares
Common stock, par value $2.50 per share:
   Authorized 200,000,000 shares;
   issued 92,343,410 shares
     in 2002 and 2001                                           230.9       230.9
Retained earnings                                             1,244.6     1,184.9
Accumulated other comprehensive loss                           (123.4)     (138.9)
ESOP debt                                                      (180.8)     (187.7)
                                                              1,171.3     1,089.2
Less: cost of common stock in treasury
   (5,508,293 shares in 2002 and 7,684,663 shares in 2001)      187.5       256.9
Total Shareowners' Equity                                       983.8       832.3
Total Liabilities and Shareowners' Equity                    $2,418.2    $2,055.7

See notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS
OF CASH FLOWS

Fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000

(Millions of Dollars)                                        2002          2001            2000
                                                             ----          ----            ----
Operating Activities:
Net earnings                                             $    185.0    $    158.3        $  194.4
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Depreciation and amortization                             71.2          81.8            82.1
     Provision for doubtful accounts                            6.7          17.2            24.3
     Restructuring and asset impairments                        -            72.4             -
     Other non-cash items                                      29.4           1.2            19.1
Changes in operating assets and liabilities:
     Accounts and notes receivable                             29.0         (32.6)          (15.8)
     Inventories                                               (8.4)        (14.6)          (29.2)
     Accounts payable and accrued expenses                      3.4         (66.8)          (42.0)
     Income taxes                                             (49.1)         25.7             9.8
     Other                                                     17.9         (21.0)           (6.5)
Net cash provided by operating activities                     285.1         221.6           236.2
Investing Activities:
Capital expenditures                                          (37.2)        (55.7)          (59.8)
Capitalized software                                          (15.1)        (17.4)           (4.6)
Proceeds from sales of assets                                  11.5           9.8            14.1
Business acquisitions                                        (355.9)        (79.3)            -
Other                                                           1.2         (27.2)          (19.7)
Net cash used in investing activities                        (395.5)       (169.8)          (70.0)
Financing Activities:
Payments on long-term debt                                   (115.0)         (2.4)          (32.7)
Proceeds from long-term borrowings                            352.5          75.0             -
Net short-term financing                                      (39.3)        (29.3)           59.7
Debt issuance costs                                           (15.0)          -               -
Proceeds from issuance of common stock                         17.4          25.4             8.9
Purchase of common stock for treasury                           -           (11.0)         (108.6)
Cash dividends on common stock                                (85.6)        (80.5)          (78.3)
Net cash provided by (used in) financing activities           115.0         (22.8)         (151.0)
Effect of exchange rate changes on cash                         1.9          (7.4)           (9.6)
Increase in cash and cash equivalents                           6.5          21.6             5.6
Cash and cash equivalents, beginning of year                  115.2          93.6            88.0
Cash and cash equivalents, end of year                   $    121.7    $    115.2         $  93.6

See notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY

Fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000

                                                                            Accumulated
                                                                                  Other
                                                   Common      Retained   Comprehensive         ESOP        Treasury   Shareowners'
(Millions of Dollars, except per share amounts)     Stock      Earnings    Income (Loss)         Debt          Stock         Equity
Balance January 1, 2000                          $  230.9    $    926.9      $    (99.2)   $  (202.2)     $  (121.0)      $   735.4
Comprehensive income:
    Net earnings                                                  194.4                                                       194.4
    Currency translation adjustment                                               (24.6)                                      (24.6)
    Minimum pension liability                                                      (0.7)                                       (0.7)
  Total comprehensive income                                                                                                  169.1
Cash dividends declared-$0.90 per share                           (78.3)                                                      (78.3)
Issuance of common stock                                           (6.5)                                       17.5            11.0
Purchase of common stock                                                                                     (111.5)         (111.5)
Equity hedge shares delivered                                      (0.3)                                        0.3             -
Tax benefit related to stock options                                0.8                                                         0.8
ESOP debt and tax benefit                                           2.6                          7.4                           10.0
Balance December 30, 2000                           230.9       1,039.6          (124.5)      (194.8)        (214.7)          736.5
Comprehensive income:
    Net earnings                                                  158.3                                                       158.3
    Currency translation adjustment
    and other                                                                     (12.6)                                      (12.6)
    Minimum pension liability                                                      (1.8)                                       (1.8)
  Total comprehensive income                                                                                                  143.9
Cash dividends declared-$0.94 per share                           (80.5)                                                      (80.5)
Issuance of common stock                                           (9.0)                                       35.6            26.6
Purchase of common stock                                                                                      (10.8)          (10.8)
Equity hedge shares received                                       67.0                                       (67.0)            -
Tax benefit related to stock options                                3.7                                                         3.7
ESOP debt and tax benefit                                           5.8                          7.1                           12.9
Balance December 29, 2001                           230.9       1,184.9          (138.9)      (187.7)        (256.9)          832.3
Comprehensive income:
    Net earnings                                                  185.0                                                       185.0
    Currency translation adjustment
    and other                                                                      17.8                                        17.8
    Minimum pension liability                                                      (2.3)                                       (2.3)
  Total comprehensive income                                                                                                  200.5
Cash dividends declared-$0.99 per share                           (85.6)                                                      (85.6)
Issuance of common stock                                           (5.1)                                       27.8            22.7
Equity hedge shares delivered                                     (41.6)                                       41.6             -
Tax benefit related to stock options                                3.0                                                         3.0
ESOP debt and tax benefit                                           4.0                          6.9                           10.9
 Balance December 28, 2002                       $  230.9    $  1,244.6      $   (123.4)   $  (180.8)     $  (187.5)      $   983.8

See notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION The Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries which require consolidation, after the elimination of intercompany accounts and transactions. The Company's fiscal year ends on the Saturday nearest to December 31. There were 52 weeks in fiscal years 2002, 2001, and 2000.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

FOREIGN CURRENCY TRANSLATION For foreign operations with functional currencies other than the U.S. dollar, asset and liability accounts are translated at current exchange rates; income and expenses are translated using weighted average exchange rates. Resulting translation adjustments, as well as gains and losses from certain intercompany transactions, are reported in a separate component of shareowners' equity. Translation adjustments for operations in highly inflationary economies and exchange gains and losses on transactions are included in earnings, and amounted to net losses for 2002, 2001 and 2000 of $0.9 million, $0.1 million and $2.3 million, respectively.

CASH EQUIVALENTS Highly liquid investments with original maturities of three months or less are considered cash equivalents.

ACCOUNTS RECEIVABLE Trade receivables are stated at gross invoice amount less discounts, other allowances and rebates and provision for uncollectible accounts.

ALLOWANCE FOR DOUBTFUL ACCOUNTS The Company estimates its allowance for doubtful accounts using two methods. First, the Company determines a specific reserve for individual accounts where information is available that the customer may have an inability to meet its financial obligations. Second, a general reserve is established for all customers based on a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. The same methodology is utilized in estimating the allowance for doubtful accounts for off-balance sheet trade receivables discussed in Note C.

INVENTORIES U.S. inventories are valued at the lower of Last-In, First-Out
(LIFO) cost or market. Other inventories are valued generally at the lower of First-In, First-Out (FIFO) cost or market.

FIXED ASSETS Property, plant and equipment are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using straight-line methods over the estimated useful lives of the assets.

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company assesses whether machinery and equipment can be used at other facilities and if not, estimates the proceeds to be realized upon the sale of the assets. The impairment loss is then quantified by comparing the carrying amount of the assets to the weighted average discounted cash flows, which consider various possible outcomes for the disposition of the assets. Primarily as a result of plant rationalization, certain facilities and equipment are not currently used in operations. The Company recognized $8.4 million in impairment losses in the Tools segment in 2002 classified in other-net in the Consolidated Statements of Operations. Impairment losses of $10.4 million in 2001 were included in "Restructuring Charges and Asset Impairments" in the Consolidated Statements of Operations of which $0.3 million and $10.1 million related to the Doors and Tools segments, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Intangible assets acquired are recorded at cost. Goodwill and other intangible assets were historically amortized using the straight-line method of amortization over their estimated useful lives.

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets." Under the provisions of this Statement, goodwill and intangible assets deemed to have indefinite lives are no longer subject to amortization. Annual impairment testing must be performed on these assets using the guidance and criteria described in the Statement. All other intangible assets are amortized over their estimated useful lives.

FINANCIAL INSTRUMENTS The Company recognizes all derivative financial instruments, such as interest rate swap agreements, foreign currency options, and foreign exchange contracts, in the Consolidated Financial Statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareowners' equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income. Changes in fair value of derivatives used as hedges of the net investment in foreign operations are reported in other comprehensive income as part of the cumulative translation adjustment. Changes in fair values of derivatives not qualifying as hedges are reported in income.

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

REVENUE RECOGNITION Revenue is recognized when the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon shipment of the finished product. In limited instances, certain sale transactions contain multiple elements for which revenue is recorded as the earnings process for these elements are completed. In circumstances where long-term contracts exist for customized product, revenue is recognized over the term of the contract using the percentage of completion method.

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

INCOME TAXES Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

EARNINGS PER SHARE Basic earnings per share equals net earnings divided by weighted average shares outstanding during the year. Diluted earnings per share includes the impact of common stock equivalents using the treasury stock method when the effect is dilutive.

SHIPPING AND HANDLING FEES AND COSTS It is the general practice of the Company to not bill customers for freight. Shipping and handling costs associated with inbound freight are included in cost of sales. Shipping costs associated with outbound freight are included as a reduction in net sales and amounted to $119 million, $136 million and $132 million in 2002, 2001 and 2000, respectively. The Company records distribution costs in selling, general and administrative (SG&A) expenses that amounted to $72 million, $75 million and $82 million in 2002, 2001 and 2000, respectively.

NEW ACCOUNTING STANDARDS In June 2001, the Financial Accounting Standards Board
(FASB) issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS No. 143, the Company will adopt this new accounting standard beginning in fiscal 2003. The Company does not expect the adoption of SFAS No. 143 to have a material impact.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires costs associated with exit or disposal activities to be recognized when they are incurred and applies prospectively to such activities that are initiated in fiscal 2003 and beyond. Adoption of this standard is expected to impact the timing of recognition of costs associated with future exit and disposal activities, but will not impact the recognition of costs under the Company's existing programs.

In November 2002, FASB Interpretation No. (FIN) 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The Company adopted the disclosure requirements as required by the Interpretation as of December 28, 2002. The Interpretation also requires that a liability for fair value of the obligation be recorded at the inception of a guarantee, for all guarantees issued or modified after December 31, 2002. The Company will adopt this accounting for fiscal 2003. The Company is currently assessing the impact this interpretation will have on its financial statements.

In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities." This Interpretation addresses consolidation of variable interest entities which have equity investment at risk insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or entities with equity investors lacking certain essential characteristics of controlling financial interest. This Interpretation is effective immediately for variable interests created or obtained after January 31, 2003. For interests acquired prior to February 1, 2003, this Interpretation applies to the Company in the third quarter of 2003. Upon adoption of FIN 46 for existing variable interests, the Company expects to consolidate assets and obligations for one property under synthetic lease in the Consolidated Balance Sheets. As of December 28, 2002, the estimated fair values of assets and remaining obligations under the synthetic lease were $17.3 million and $10.8 million, respectively.

STOCK-BASED COMPENSATION The Company accounts for its stock-based compensation plans using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost is recognized for stock-based compensation unless the quoted market price of the stock at the grant date is in excess of the amount the employee must pay to acquire the stock. Stock-based employee compensation is discussed fully in Note K Capital Stock.

If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:

(Millions of Dollars)           2002             2001           2000
                                ----             ----           ----
Net income, as reported         $185.0         $ 158.3         $194.4
Add: Tax (benefit)
   on actual option
   exercises included in
   reported net income            (3.0)           (3.7)          (0.8)
Less: Stock-based employee
   compensation expense
   determined under fair
   value method, net of
   related tax effects             5.4             3.8           21.2
Pro forma net income,
   fair value method            $176.6         $ 150.8         $172.4

Earnings per share:
   Basic, as reported           $  2.14        $   1.85        $  2.22
   Basic, pro forma             $  2.04        $   1.76        $  1.97
   Diluted, as reported         $  2.10        $   1.81        $  2.22
   Diluted, pro forma           $  2.00        $   1.72        $  1.97

Pro forma compensation cost relating to the stock options is recognized over the vesting period. The vesting periods used for 2002, 2001 and 2000 stock option grants are 3.9 years, 3.6 years and six months, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000, respectively: dividend yield of 3.2%, 2.6% and 3.8%; expected volatility of 30% for 2002, and 40% for 2001 and 2000; risk-free interest rates of 3.2%, 4.8% and 6.1%; and expected lives of 5 years in 2002, and 7 years in 2001 and 2000. The weighted average fair value of stock options granted in 2002, 2001 and 2000 was $7.30, $14.31 and $8.15, respectively.

Employee Stock Purchase Plan compensation cost is recognized in the fourth quarter when the purchase price for the following fiscal year is established. The fair value of the employees' purchase rights under the Employee Stock Purchase Plan was estimated using the following assumptions for 2002, 2001 and 2000, respectively: dividend yield of 3.3%, 3.0% and 5.2%; expected volatility of 30% for 2002, and 40% for 2001 and 2000; risk-free interest rates of 1.9%, 2.0% and 6.0%, and expected lives of one year. The weighted average fair value of those purchase rights granted in 2002, 2001 and 2000 was $7.50, $8.48 and $5.68, respectively.

RECLASSIFICATIONS Certain prior years' amounts have been reclassified to conform to the current year presentation.

In January 2002, the Company adopted Emerging Issues Task Force (EITF) Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." EITF No. 00-25 requires the reclassification of certain customer promotional payments previously reported in SG&A expenses as a reduction of revenue, and prior periods must be restated for comparability of results. Net sales and SG&A expenses are $17.8 million and $18.3 million lower for fiscal years 2001 and 2000, respectively, than previously published amounts, reflecting reclassification of certain cooperative advertising expenses.

B. ACQUISITIONS

In November 2002, the Company completed the acquisition of Best Lock Corporation dba Best Access Systems (Best) for $316.0 million. Best is a global provider of security access control systems. In 2003, the Company made an additional purchase price payment for Best totaling $0.6 million which will be accounted for as an increase to goodwill. Amounts assigned to major balance sheet categories for the Best acquisition include: current assets of $63.6 million, consisting principally of accounts receivables and inventories; long-term assets of $313.1 million, consisting of fixed assets and goodwill and other intangibles (see Note G Goodwill and Other Intangible Assets) and current liabilities of $38.3 million. If the results of operations of Best were included for the entire 2002 and 2001 fiscal years, net sales would have been $220.1 million and $243.3 million higher than the results reported in the 2002 and 2001 Consolidated Statements of Operations, respectively. Net income and earnings per share during these periods would not have been significantly different; however, Best's operating results during these periods are not necessarily indicative of future operating results.

During 2002, the Company acquired five other small businesses at a total cost of $42.7 million.

In April 2001, the Company acquired Contact East, a leading business to business distributor of mission critical tools and supplies for assembly, testing and repair of electronics in the United States for $79.3 million.

The aforementioned acquisitions were accounted for as purchase transactions and, accordingly, the operating results have been included in the Company's Consolidated Financial Statements since the date of acquisition. In connection with these acquisitions, the Company has recorded liabilities of $2.8 million in 2002 related to purchase contingencies. The acquisitions did not have a material impact on 2002 or 2001 operations.

Purchase accounting for the 2002 acquisitions is preliminary, primarily with respect to identification and valuation of intangibles, and is expected to be finalized by mid 2003. Further, $6.4 million in restructuring reserves were established in purchase accounting for the November 2002 Best acquisition due to planned closure of several Best offices and synergies in certain centralized functions. The $6.4 million is comprised of $5.3 million for severance and $1.1 million of other exit costs primarily related to non-cancelable leases. The Company began formulating the restructuring plans during the pre-acquisition due diligence work and these plans include activities initiated by Best management prior to the acquisition. It is possible that additional restructuring reserves for acquired companies may be required in the future.


C. ACCOUNTS AND NOTES RECEIVABLE

(Millions of Dollars)                  2002         2001
                                       ----         ----
Trade receivables                    $  507.1     $  486.0
Other                                    67.3         97.6
                                     --------     --------
Gross accounts and
   notes receivable                     574.4        583.6
Allowance for doubtful accounts         (26.4)       (32.3)
                                     --------     --------
Net accounts and notes receivable    $  548.0     $  551.3
                                     ========     ========

Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries. Adequate provisions have been established to cover anticipated credit losses. As of December 29, 2001, the Company had one customer that accounted for approximately 10% of its net receivables.

The Company has agreements to sell, on a revolving basis, undivided interests in defined pools of accounts and notes receivable to two Qualified Special Purpose Entities (QSPEs). The entities are designed to facilitate the securitization of certain trade accounts receivable, to fund the Mac Advantage financing program as well as provide long-term secured financing to Mac Tools wholesale distributors, and are used as an additional source of liquidity. At December 28, 2002 and December 29, 2001, the defined pools of receivables amounted to $238.1 million and $271.7 million, respectively. The proceeds from sales of such eligible receivables, to QSPEs, in revolving-period securitizations were $79.7 million in 2002 and $81.4 million in 2001, and these amounts have been deducted from receivables in the December 28, 2002 and December 29, 2001 Consolidated Balance Sheets. There were no gains or losses on these sales. As of December 28, 2002 and December 29, 2001, the Company had $32.4 million and $25.3 million, respectively, in receivables due from the Mac Tools related QSPE. The Company is responsible for servicing and collecting the receivables sold and held in the QSPEs. Any incremental additional costs related to such servicing and collection efforts are not significant.

D. INVENTORIES

(Millions of Dollars)                  2002         2001
                                       ----         ----
Finished products                    $  324.0     $  308.0
Work in process                          44.9         49.1
Raw materials                            45.8         53.0
                                     --------     --------
                                     $  414.7     $  410.1
                                     ========     ========

Inventories in the amount of $314.4 million at December 28, 2002 and $277.0 million at December 29, 2001 were valued at the lower of LIFO cost or market. If the LIFO method had not been used, inventories would have been $49.9 million higher than reported at December 28, 2002 and December 29, 2001. The LIFO method is utilized in determining inventory value as it results in a better matching of cost and revenues.

E. PROPERTIES HELD FOR SALE

At December 28, 2002, the Company has five properties, valued at $5.2 million, classified as held for sale due to the Company's continued plant rationalization efforts. These assets are all reported within the Tools segment and consist of real property which is expected to be disposed of throughout the next year. At December 29, 2001, the Company had two properties held for sale with a book value of $3.1 million. Properties held for sale are carried at the lower of fair value or book value.


F. PROPERTY, PLANT AND EQUIPMENT

                                                        Useful
                                                         life
(Millions of Dollars)        2002           2001        (Years)
                             ----           ----       --------
Land                      $    23.6      $    24.4          N/A
Land Improvements              17.4           16.0        10-20
Buildings                     219.7          202.3           40
Machinery and equipment       963.8          903.9         3-15
Computer software              94.2           76.4          3-5
                            1,318.7        1,223.0
Less: accumulated
   depreciation and
   amortization               823.9          731.8
                         $    494.8     $    491.2



(Millions of Dollars)        2002           2001           2000
                             ----           ----           ----
Depreciation             $     57.2     $     59.1     $   61.7
Amortization                   10.3           12.4         12.1
Depreciation and
   amortization expense  $     67.5     $     71.5     $   73.8

G. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL In January 2002, the Company adopted SFAS No. 142 which changed the accounting for goodwill and intangible assets with an indefinite life whereby such assets are no longer amortized. For these assets, SFAS No. 142 requires an initial evaluation for impairment upon adoption and annual evaluations thereafter. The Company performed the initial evaluation upon adoption and a subsequent evaluation was performed in the third quarter of 2002; neither evaluation resulted in an impairment loss. The table below shows comparative pro-forma financial information as if goodwill had not been amortized for all periods presented (in millions, except per share amounts).

(Year Ended)                 2002        2001         2000
                             ----        ----         ----
Reported net income         $  185.0     $ 158.3     $  194.4
Goodwill amortization,
   net of tax                   -            6.6          4.3
Adjusted net income         $  185.0     $ 164.9     $  198.7

Reported basic earnings
   per share                $    2.14   $  1.85     $     2.22
Goodwill amortization,
   net of tax, per share        -          0.07          0.05
Adjusted basic earnings
   per share                $   2.14    $   1.92    $    2.27

Reported diluted earnings
   per share                $   2.10    $   1.81    $    2.22
Goodwill amortization,
   net of tax, per share        -           0.07         0.05
Adjusted diluted earnings
   per share                $   2.10    $   1.88    $    2.27

The changes in the carrying amount of goodwill by segment are as follows:

(Millions of Dollars)           Tools       Doors       Total
                                -----       -----       -----
Balance December 29, 2001      $  203.4    $   12.8    $  216.2
Goodwill acquired
   during the year                    -       126.1       126.1
Foreign currency translation
   and other                        5.6           -         5.6

Balance December 28, 2002      $  209.0    $  138.9    $  347.9

The increase in goodwill during 2002 resulted from business combinations completed or finalized during the period, primarily the acquisition of Best. When the purchase accounting for 2002 acquisitions is finalized, goodwill may be adjusted.

OTHER INTANGIBLE ASSETS Other intangible assets, at December 28, 2002 and December 29, 2001 were as follows:

(Millions of Dollars)              2002                       2001
                                   ----                       ----
                             Gross                       Gross
                          Carrying    Accumulated     Carrying    Accumulated
                            Amount   Amortization       Amount   Amortization
                            ------   ------------       ------   ------------

Amortized Intangible Assets
   Patents and copyrights $   17.6     $   (13.2)    $    17.3        $ (17.0)
   Trademark                  16.7          (9.1)         17.8          (11.6)
   Customer relationships    109.9          (1.2)           -             -
   Other intangible assets    11.3          (6.2)         15.6           (5.9)

   Total                  $  155.5     $   (29.7)    $    50.7        $ (34.5)

Unamortized Intangible Assets
    Trademark             $   67.7                   $      -
    Minimum pension liability  3.5                         3.7

    Total                 $   71.2                   $     3.7

Aggregate other intangibles amortization expense was $3.7 milli on, $2.7 million and $3.0 million for the years ended December 28, 2002, December 29, 2001 and December 30, 2000, respectively. Estimated amortization expense is $9.6 million for 2003, $9.3 million for 2004, $9.2 million for 2005, $8.9 million for 2006 and $8.4 million for 2007.

During 2002, the Company acquired certain businesses as discussed in Note B. In connection with these acquisitions, the Company recorded intangible assets. The purchase accounting, including amounts attributable to the fair value of identifiable intangible assets, is preliminary. When the purchase accounting is finalized, these amounts may be adjusted. The major intangible asset classes associated with these acquisitions have the following balances at December 28, 2002:

                                                       Weighted
                              Gross                     Average
                           Carrying    Accumulated  Useful Life
 (Millions of Dollars)       Amount   Amortization      (years)

Amortized Intangible Assets
   Patents and copyrights   $   1.5   $     (0.1)           6
   Customer relationships     109.9         (1.2)          16
   Other intangible assets      0.2           -             3
   Total                    $ 111.6   $     (1.3)

Unamortized Intangible Assets
   Trademark                $  67.7


H. ACCRUED EXPENSES

Accrued expenses at December 28, 2002 and December 29, 2001 follow:

(Millions of Dollars)                   2002            2001
                                        ----            ----
Payroll and related taxes           $     28.9      $     30.3
Insurance                                 38.6            27.2
Restructuring                              8.7            21.2
Income taxes                              59.5            77.2
Other                                    135.3           124.5
                                    $    271.0      $    280.4

I. LONG-TERM DEBT AND FINANCING ARRANGEMENTS

(Millions of Dollars)                         2002        2001
                                              ----        ----
Notes payable in 2002                7.4%   $    -    $    100.0
Notes payable in 2004                5.8%      120.0       120.0
Notes payable in 2007                4.5%       75.0        75.0
Notes payable in 2007                3.5%      150.0         -
Notes payable in 2012                4.9%      200.0         -
Industrial Revenue Bonds due in
   varying amounts to 2010       5.8-6.8%        5.6        19.6
ESOP loan guarantees,
   payable in varying
   monthly installments
   through 2009                      6.1%       17.4        22.5
Other, including net
   swap receivables             2.0-10.1%        5.8       (20.2)
                                               573.8       316.9
Less: current maturities                         9.5       120.1
                                            $  564.3  $    196.8

The Company has unused short-term and long-term credit arrangements with several banks to borrow up to $350.0 million at the lower of prime or money market rates. Of this amount, $100.0 million is long-term. Commitment fees range from 0.06% to 0.08%. In addition, the Company has short-term lines of credit with numerous foreign banks aggregating $98.0 million, of which $87.0 million was available at December 28, 2002. Short-term arrangements are reviewed annually for renewal. Of the long-term and short-term lines, $350.0 million is available to support the Company's commercial paper program. The weighted average interest rates on short-term borrowings at December 28, 2002 and December 29, 2001 were 1.7% and 2.3%, respectively.

To manage interest costs and foreign exchange risk, the Company maintains a portfolio of interest rate swap agreements. The portfolio includes currency swaps that convert $90.5 million of fixed rate United States dollar debt into 4.4% fixed rate Euro debt. The Company also has currency swaps that convert $39.0 million of variable rate United States dollar debt to variable rate Euro debt (3.4% weighted average rate). See Note J for more information regarding the Company's interest rate and currency swap agreements.

Aggregate annual maturities of long-term debt for each of the years from 2004 to 2007 are $122.7 million, $4.7 million, $0.9 million and $226.1 million, respectively. Interest paid during 2002, 2001 and 2000 amounted to $25.8 million, $33.4 million and $36.1 million, respectively.

Included in short-term borrowings on the Consolidated Balance Sheets are commercial paper and Extendible Commercial Notes utilized to support working capital requirements, which were $129.0 million and $160.0 million, as of December 28, 2002 and December 29, 2001, respectively.

On November 1, 2002, the Company issued 5-year and 10-year notes payable of $150.0 million and $200.0 million, respectively. The proceeds from these notes were used to acquire Best Lock Corporation and for general corporate purposes.


J. FINANCIAL INSTRUMENTS

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

(Millions of Dollars)               2002                2001
                                    ----                ----
Currency swaps                  $    124.2          $    105.3
   pay rate                            4.1%                4.1%
   receive rate                        4.6%                4.6%
   maturity dates                   2004-2005           2004-2005

The Company uses purchased currency options and forward exchange contracts to reduce exchange risks arising from cross-border cash flows expected to occur over the next one year period. In addition, the Company enters into forward exchange contracts to hedge intercompany loans and royalty payments. The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results. At December 28, 2002 and December 29, 2001, the Company had forward contracts hedging intercompany loans and royalty payments totaling $12.7 million and $20.3 million, respectively. At December 28, 2002 and December 29, 2001, currency options hedged anticipated transactions totaling $128.1 million and $136.5 million, respectively. The forward contracts and options are primarily denominated in Canadian dollars, Australian dollars, Taiwanese dollars, Japanese Yen, Thailand Baht, Great Britain Pound, Israeli Shekels and Euro and generally mature within the next one year period.

The counterparties to these interest rate and currency financial instruments are major international financial institutions. The Company is exposed to credit risk for net exchanges under these agreements, but not for the notional amounts. The Company considers the risk of default to be remote.

A summary of the carrying values and fair values of the Company's financial instruments at December 28, 2002 and December 29, 2001 is as follows:

(Millions of Dollars)                         2002                  2001
                                              ----                  ----

                              Carrying        Fair  Carrying       Fair
                                Value        Value     Value       Value

Long-term debt,
   including current portion  $   578.9   $    597.0  $  341.0   $   346.8
Currency and
   interest rate swaps             (5.1)       (27.6)    (24.1)      (27.6)

                              $   573.8   $    569.4  $  316.9   $   319.2

Generally, the carrying value of the debt related financial instruments is included in the balance sheet in long-term debt. The fair values of long-term debt are estimated using discounted cash flow analysis, based on the Company's marginal borrowing rates. The fair values of foreign currency and interest rate swap agreements are based on current settlement values. The carrying amount of cash equivalents and short-term borrowings approximates fair value.


K. CAPITAL STOCK

WEIGHTED-AVERAGE SHARES OUTSTANDING Weighted-average shares outstanding used to calculate basic and diluted earnings per share follows:

(Millions of Dollars, except per share amounts)       2002             2001                 2000
                                                      ----             ----                 ----
Basic earnings per share-
   weighted-average
   shares outstanding                              86,452,974       85,761,275           87,407,282
Dilutive effect of
   stock options and awards                         1,793,381        1,706,074              260,499
Diluted earnings per share-
   weighted-average
   shares outstanding                              88,246,355       87,467,349           87,667,781

COMMON STOCK SHARE ACTIVITY Common stock share activity for 2002, 2001 and 2000 follows:

                                            2002                 2001                 2000
                                            ----                 ----                 ----
Outstanding,
   beginning of year                      84,658,747          85,188,252           88,945,175
Issued from treasury                       2,181,151           1,170,480              557,490
Returned to treasury                         (4,781)         (1,699,985)          (4,314,413)
Outstanding, end of year                  86,835,117          84,658,747           85,188,252

COMMON STOCK RESERVED Common stock shares reserved for issuance under various employee and director stock plans at December 28, 2002 and December 29, 2001 follows:

                                                    2002          2001
                                                    ----          ----
Employee Stock Purchase Plan                   3,677,300     3,797,153
Stock-based compensation plans                19,022,666    20,769,666
                                              22,699,966    24,566,819

PREFERRED STOCK PURCHASE RIGHTS Each outstanding share of common stock has one half of a share purchase right. Each purchase right may be exercised to purchase one two-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $220.00, subject to adjustment. The rights, which do not have voting rights, expire on March 10, 2006, and may be redeemed by the Company at a price of $0.01 per right at any time prior to the tenth day following the public announcement that a person has acquired beneficial ownership of 10% or more of the outstanding shares of common stock.

In the event that the Company is acquired in a merger or other business combination transaction, provision shall be made so that each holder of a right (other than a holder who is a 10%-or-more shareowner) shall have the right to receive, upon exercise thereof, that number of shares of common stock of the surviving Company having a market value equal to two times the exercise price of the right. Similarly, if anyone becomes the beneficial owner of more than 10% of the then outstanding shares of common stock (except pursuant to an offer for all outstanding shares of common stock which the independent directors have deemed to be fair and in the best interest of the Company), provision will be made so that each holder of a right (other than a holder who is a 10%-or-more shareowner) shall thereafter have the right to receive, upon exercise thereof, common stock (or, in certain circumstances, cash, property or other securities of the Company) having a market value equal to two times the exercise price of the right. At December 28, 2002, there were 43,417,559 outstanding rights. There are 250,000 shares of Series A Junior Participating Preferred Stock reserved for issuance in connection with the rights.

STOCK-BASED COMPENSATION PLANS The Company has stock-based compensation plans for salaried employees and non-employee directors of the Company and its affiliates. The plans provide for discretionary grants of stock options, restricted stock shares and other stock-based awards. Stock options are granted at the market price of the Company's stock on the date of grant and have a ten-year term. Generally, stock option grants made in 2001 and later years become 50% vested after three years from the date of grant and the remaining 50% become vested after five years, whereas grants made in fiscal 2000 and earlier years generally vested 50% after one year from date of grant and the remaining 50% vested after two years.

Stock option amounts and weighted-average exercise prices follow:

                                    2002                    2001                    2000
                     Options        Price    Options        Price    Options        Price
                     -------        -----    -------        -----    -------        -----
Outstanding,
   beginning
   of year         9,855,884    $   29.17  9,989,441    $   27.19  6,413,578    $   28.89
Granted            1,944,250        32.91  1,967,352        38.30  4,142,650        23.89
Exercised           (593,188)       24.72   (833,529)       25.19   (356,160)       20.12
Forfeited           (197,250)       29.65 (1,267,380)       30.38   (210,627)       22.97
Outstanding,
   end of year    11,009,696    $   30.06  9,855,884    $   29.17  9,989,441    $   27.19

Exercisable,
   end of year     7,326,094    $   27.31  6,382,194    $   27.71  6,192,691    $   27.28

Outstanding and exercisable stock option information at December 28, 2002 follows:


                           Outstanding                        Exercisable
                           Stock Options                     Stock Options
                           -------------                     -------------

                                  Weighted-
                                    average  Weighted-             Weighted-
    Exercise                      Remaining    average               average
    Price                       Contractual   Exercise              Exercise
    Ranges              Options        Life      Price     Options     Price
   -------              -------        ----      -----     -------     -----
$19.34-24.97          2,867,521        7.0    $  21.70   2,867,521    $21.70
$25.13-34.62          5,645,573        7.1    $  29.56   3,844,823    $28.83
$35.23-55.98          2,496,602        7.9    $  40.79     613,750    $44.00
                     11,009,696        7.3    $  30.06   7,326,094    $27.31

EMPLOYEE STOCK PURCHASE PLAN The Employee Stock Purchase Plan enables substantially all employees in the United States, Canada and Belgium to subscribe at any time to purchase shares of common stock on a monthly basis at the lower of 85% of the fair market value of the shares on the first day of the plan year ($32.56 per share for fiscal year 2002 purchases) or 85% of the fair market value of the shares on the last business day of each month. A maximum of 6,000,000 shares are authorized for subscription. During 2002, 2001 and 2000 shares totaling 119,853, 273,784, and 100,369, respectively, were issued under the plan at average prices of $31.42, $17.32 and $20.82 per share, respectively.

LONG-TERM STOCK INCENTIVE PLAN The Long-Term Stock Incentive Plan (LTSIP) provides for the granting of awards to senior management employees for achieving Company performance measures. The Plan is administered by the Compensation and Organization Committee of the Board of Directors consisting of non-employee directors. Awards are generally payable in shares of common stock as directed by the Committee. Shares totaling 12,035, 10,742, and 41,532 were issued in 2002, 2001 and 2000, respectively. LTSIP expense was $0.2 million in 2002, $0.1 million in 2001 and $0.8 million in 2000.

COMMON STOCK EQUITY HEDGE The Company enters into equity hedges, in the form of equity forwards on Stanley common shares, to offset the dilutive effect of in-the-money stock options on earnings per share and to reduce potential cash outflow for the repurchase of the Company's stock to offset stock option exercises. The counterparties to these forward contracts are major U.S. financial institutions with whom management believes the risk of non-performance is remote. Interim quarterly settlements are in shares of stock, not cash, and are accounted for within equity. Cash settlements may be elected at the option of the Company. The Company has historically made no cash settlement elections. The Company is obligated to issue the number of shares equating to $6.1 million in market value for every $1 decrease in the stock price. The maximum number of shares that could be issued in net settlement of the equity hedge contracts is
75.4 million shares; the maximum share issuance would occur only if the Company's stock price declined to $2.83 per share. At December 28, 2002 there were 6.1 million shares underlying the $213.3 million notional amount of the equity forward contracts, of which $174.6 million matures on December 31, 2003 and $38.7 million on September 24, 2004.

When the price of Stanley stock has appreciated since the last quarterly interim settlement, the Company receives Stanley common shares from the counterparties. When the price of Stanley stock has depreciated since the last quarterly interim settlement, the Company delivers Stanley common stock from treasury shares to the counterparties. If the stock price declines, the Company may issue shares to the counterparties that exceed the favorable offset of stock options coming "out of the money," resulting in dilution of earnings per share.

Aggregate annual settlement activity under the equity hedge was as follows:
1,338,708 shares of common stock with a market value of $46.6 million ($41.6 million book value) delivered in 2002; 1,432,264 shares of common stock with a market and book value of $67.0 million received in 2001; and 25,166 shares of common stock with a $0.3 million value delivered in 2000.

L. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss at the end of each fiscal year was as follows:
(Millions of Dollars)                 2002          2001          2000
                                      ----          ----          ----
Currency translation
   adjustment                        ($119.2)      ($136.3)      ($123.4)
Minimum pension liability               (5.2)         (2.9)         (1.1)
Cash flow hedge
   effectiveness                         1.0           0.3           -
Accumulated other
   comprehensive loss                ($123.4)      ($138.9)      ($124.5)


M. EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK OWNERSHIP PLAN (ESOP) Substantially all U.S. employees may contribute from 1% to 15% of their salary to a tax deferred savings plan. Employees elect where to invest their own contributions. The Company contributes an amount equal to one-half of the employee contribution up to the first 7% of their salary, all of which is invested in the Company's common stock. The amounts in 2002, 2001 and 2000 under this matching arrangement were $5.7 million, $5.8 million and $7.0 million, respectively.

The Company also provides a non-contributory benefit for U.S. salaried and non-union hourly employees, called the Cornerstone plan. Under this benefit arrangement, the Company contributes amounts ranging from 3% to 9% of employee compensation based on age. Approximately 2,500 U.S. employees receive an additional average 1.5% contribution actuarially designed to replace the pension benefits curtailed in 2001. Contributions under the Cornerstone plan were $12.8 million in 2002, $12.7 million in 2001 and $13.0 million in 2000. Assets of the Cornerstone defined contribution plan are invested in equity securities and bonds.

Shares of the Company's common stock held by the ESOP were purchased with the proceeds of external borrowings in 1989 and borrowings from the Company in 1991. The external ESOP borrowings are guaranteed by the Company and are included in long-term debt. Shareowners' equity reflects both the internal and the external borrowing arrangements.

Unallocated shares are released from the trust based on current period debt principal and interest payments as a percentage of total future debt principal and interest payments. These released shares along with allocated dividends, dividends on unallocated shares acquired with the 1991 loan, and shares purchased on the open market are used to fund employee contributions, employer contributions and dividends earned on participant account balances. Dividends on unallocated shares acquired with the 1989 loan are used only for debt service.

Net ESOP activity recognized is based on total debt service and share purchase requirements less employee contributions and dividends on ESOP shares. The Company's net ESOP activity resulted in expense of $0.1 million in 2002, $0.1 million in 2001 and $8.6 million in 2000. ESOP expense is affected by the market value of Stanley common stock on the monthly dates when shares are released. In 2002, the market value of shares released averaged $39.62 per share and the net ESOP expense was negligible. ESOP expense may increase in the future in the event the market value of shares declines.

Dividends on ESOP shares, which are charged to shareowners' equity as declared, were $12.6 million in 2002, $13.6 million in 2001 and $14.2 million in 2000. Interest costs incurred by the ESOP on external debt for 2002, 2001 and 2000 were $1.2 million, $1.5 million and $1.9 million, respectively. Both allocated and unallocated ESOP shares are treated as outstanding for purposes of computing earnings per share. As of December 28, 2002, the number of ESOP shares allocated to participant accounts was 5,092,393 and the number of unallocated shares was 7,126,731. The fair value of the unallocated ESOP shares at December 28, 2002 was $246.8 million.

PENSION AND OTHER BENEFIT PLANS The Company sponsors pension plans covering most domestic hourly and executive employees, and approximately 2,250 foreign employees. Benefits are generally based on salary and years of service, except for collective bargaining employees whose benefits are based on a stated amount for each year of service.

In 2001, the Company curtailed the U.S. salaried and non-union hourly plan with respect to eliminating the impact from future salary increases on benefits, resulting in a pre-tax curtailment gain of $29.3 million. The Company recorded an $18.4 million pre-tax gain associated with final settlement of these pension obligations in June 2002, which reflects a reduction for excise taxes and other expenses from the $37.2 million actuarially determined settlement gain reported in the pension expense table below. U.S. Pension income through the June, 2002 settlement date reflects a 9% expected rate of return on plan assets. After the settlement date, a 7% expected return on plan assets assumption was applied reflecting the Company's intention to invest these assets more conservatively in future.

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

(Millions of Dollars)                   2002          2001          2000
                                        ----          ----          ----
Multi-employer plan expense           $  0.4        $  0.5        $  0.5
Defined contribution
   plan expense                       $  0.9        $  3.3        $  2.3

The components of net periodic pension cost are as follows:

                              U.S. Plans                    Non-U.S. Plans
                              ----------                    --------------
(Millions of Dollars)    2002    2001       2000      2002      2001      2000
                         ----    ----       ----      ----      ----      ----
Service cost           $  3.0   $  2.6    $  3.0    $  5.1    $  4.7    $  5.6
Interest cost             8.4     19.4      20.8       8.2       7.5       7.3
Expected return
   on plan assets       (15.0)   (34.0)    (36.8)    (11.0)    (10.9)    (11.7)
Amortization of
   transition asset      (0.3)    (0.6)     (0.6)     (0.2)     (0.1)     (0.1)
Amortization of prior
   service cost           1.0      1.0       0.9       0.5       0.3       0.3
Actuarial gain           (1.1)    (3.7)     (4.2)     (0.2)      -        (0.8)
Settlement /
Curtailment gain        (37.2)   (29.3)      -         0.2       -        (1.4)
Net periodic
   pension (income)
   expense             $(41.2)  $(44.6)   $(16.9)   $  2.6      $1.5     $(0.8)

The Company provides medical and dental benefits for certain retired employees in the United States. In addition, U.S. employees who retire from active service are eligible for life insurance benefits. Net periodic postretirement benefit expense was $1.5 million in 2002, $1.8 million in 2001 and $1.7 million in 2000.

The changes in the pension and other postretirement benefit obligations, fair value of plan assets as well as amounts recognized in the consolidated balance sheets, are shown below:

                                                          Pension Benefits                      Other Benefits
                                                        -------------------                     --------------
                                                 U.S. Plans                Non-U.S. Plans               U.S. Plans

(Millions of Dollars)                         2002          2001          2002          2001          2002          2001
                                           -------       -------       -------       -------       -------       -------
Change in benefit obligation:
Benefit obligation at end of
    prior year                             $   249.5     $   262.6     $   130.3     $   120.1     $    17.9     $    14.4
Service cost                                     3.0           2.6           5.1           4.7           0.4           0.6
Interest cost                                    8.4          19.4           8.2           7.5           1.1           1.2
Curtailments / settlements                    (187.0)        (29.7)          0.1           -             -             -
Change in discount rate                          2.0          14.8          (2.1)          2.1           0.7           0.7
Actuarial (gain) loss                           39.0          17.4          (1.7)          4.5           0.2           2.7
Plan amendments                                  0.1           1.6           0.9           1.5          (0.8)          -
Foreign currency exchange rates                  -             -            12.3          (4.6)          -             -
Acquisitions                                    12.6           -             0.2           -             -             -
Benefits paid                                  (82.7)        (39.2)         (9.2)         (5.5)         (2.2)         (1.7)
Benefit obligation at end of year          $    44.9     $   249.5     $   144.1     $   130.3     $    17.3     $    17.9
Change in plan assets:
Fair value of plan assets at
    end of prior year                      $   396.9     $   406.8     $   119.6     $   142.9       $   -             -
Actual return on plan assets                    (6.8)         28.6         (10.7)        (15.2)          -             -
Foreign currency exchange
    rate changes                                 -             -            10.6          (5.2)          -             -
Employer contribution                            1.3           0.7          11.3           2.6           2.2           1.7
Curtailments / settlements                    (301.8)          -             -             -             -             -
Benefits paid                                  (82.7)        (39.2)         (9.2)         (5.5)         (2.2)         (1.7)
Acquisitions                                     7.1           -             -             -             -             -
Fair value of plan assets at
    end of plan year                       $    14.0     $   396.9     $   121.6     $   119.6           -             -
Funded status-assets (less than)
    in excess benefit obligation           $   (30.9)    $   147.4     $   (22.5)    $   (10.7)    $   (17.3)    $   (17.9)
Unrecognized prior service cost                  6.2           7.1           5.4           4.8          (0.6)          0.1
Unrecognized net actuarial
    loss (gain)                                 10.1         (90.8)         40.0          24.4           2.7           1.8
Unrecognized net asset
    at transition                                -            (0.6)          0.1           -             -             -
Net amount recognized                      $   (14.6)    $    63.1     $    23.0     $    18.5     $   (15.2)    $   (16.0)
Amounts recognized in the
    consolidated balance sheet:
Prepaid benefit cost                       $     5.8     $    75.9     $    35.6     $    23.9       $   -         $   -
Accrued benefit liability                      (28.7)        (19.3)        (13.0)         (5.9)        (15.2)        (16.0)
Intangible asset                                 3.1           3.6           0.4           0.5           -             -
Accumulated other
    comprehensive loss                           5.2           2.9           -             -             -             -
Net amount recognized                      $   (14.6)    $    63.1     $    23.0     $    18.5     $   (15.2)    $   (16.0)


WEIGHTED AVERAGE ASSUMPTIONS USED:

                                                           PENSION BENEFITS               OTHER BENEFITS
                                                        --------------------               --------------
                                                       U.S. Plans         Non-U.S. Plans           U.S. Plans

(Millions of Dollars)                               2002        2001      2002     2001         2002         2001
                                                    ----        ----      ----     ----         ----         ----
Discount rate                                       6.5%        7.0%       6.0%     6.0%        6.5%         7.0%
Average wage increase                               4.0%        4.0%      3.25%     3.5%           -            -
Expected return on plan assets                     8.75%        9.0%      7.75%     8.5%           -            -



                                                               U.S. PLANS               NON-U.S. PLANS
                                                 2002              2001              2002              2001
                                                 ----              ----              ----              ----
Projected benefit obligation                 $     39.9        $     21.1        $    143.4         $    30.3
Accumulated benefit obligation               $     36.0        $     18.8        $    130.7         $    24.2
Fair value of plan assets                    $      7.1        $      -          $    120.4         $    19.0


The weighted average annual assumed rate of increase in the per-capita cost of covered benefits (i.e., health care cost trend rate) is assumed to be 12.0% for 2003, reducing gradually to 6% by 2013 and remaining at that level thereafter. A one percentage point change in the assumed health care cost trend rate would have the following effects as of December 28, 2002:

(Millions of Dollars)                                         1 % POINT INCREASE        1 % POINT DECREASE
                                                              ------------------        ------------------
Effect on the net periodic postretirement benefit cost                $ 0.1                  $  (0.1)

Effect on the postretirement benefit obligation                         0.7                     (0.6)


N. OTHER COSTS AND EXPENSES

Other-net in 2002 includes a pre-tax nonrecurring pension settlement gain of $18.4 million ($0.06 per share), and $11.3 million in pre-tax income ($0.09 per share) from an environmental settlement with an insurance carrier. In addition, 2002 reflects $8.4 million of impairment losses recognized on machinery and equipment primarily related to plant rationalization activities. There was no goodwill amortization expense in 2002, due to the adoption of SFAS No. 142, while goodwill amortization expense was $7.6 million in 2001 and $5.3 million in 2000. Other-net in 2001 includes a pre-tax nonrecurring pension curtailment gain of $29.3 million, or $0.22 per share, net of taxes. Other-net is primarily comprised of intangibles amortization expense, gains and losses on asset dispositions, currency impact, environmental expense, results from unconsolidated entities, and expenses related to the Mac Advantage financing program.

Advertising costs, classified in SG&A expenses, are expensed as incurred and amounted to $21.6 million in 2002, $25.5 million in 2001 and $30.3 million in 2000. Cooperative advertising expense reported as a deduction in net sales was $24.2 million in 2002, $18.2 million in 2001 and $19.1 million in 2000.

Research and development costs were $9.1 million, $12.5 million and $13.6 million for the fiscal years 2002, 2001 and 2000, respectively.


O. RESTRUCTURING, ASSET IMPAIRMENTS AND OTHER SPECIAL CHARGES

In 2001, the Company undertook initiatives to reduce its cost structure and executed several business repositionings intended to improve its competitiveness. These actions resulted in the closure of 13 facilities and a net employment reduction of approximately 2,200 production, selling and administrative people. As a result, the Company recorded $72.4 million of restructuring and asset impairment charges. Reserves were established for these initiatives consisting of $54.8 million for severance, $10.4 million for asset impairment charges and $7.2 million for other exit costs. The charges for asset impairments were primarily related to manufacturing and other assets that were retired and disposed of as a result of manufacturing facility closures.

At December 28, 2002 and December 29, 2001, restructuring and asset impairment reserve balances were $2.3 million and $38.5 million. The December 29, 2001 balance reflects $5.8 million related to the impairment of assets. The December 28, 2002 balance relates primarily to 2001 initiatives.

As of December 28, 2002, 86 manufacturing and distribution facilities have been closed as a result of the restructuring initiatives since 1997. In 2002, 2001 and 2000, approximately 1,000, 2,100 and 900 employees had been terminated as a result of restructuring initiatives, respectively. Severance payments of $26.0 million, $41.7 million and $29.1 million and other exit payments of $4.4 million, $3.4 million and $3.1 million were made in 2002, 2001 and 2000, respectively. Write-offs of impaired assets were $5.8 million, $7.9 million and $7.0 million in 2002, 2001 and 2000, respectively.

In June 2002 and September 2001, $8.4 million and $4.8 million in severance charges were recorded, respectively, as the Company continued to rationalize its headcount to provide further SG&A expense reductions. These charges were classified within SG&A expense in the Consolidated Statements of Operations. These actions resulted in the termination of approximately 200 selling and administrative employees in each year. As of December 28, 2002, no accrual remained as all of the severance has been expended.

In 2002, $6.4 million in restructuring reserves were established in purchase accounting for the Best acquisition, due to planned closure of several Best offices and synergies in certain centralized functions. The $6.4 million is comprised of $5.3 million for severance and $1.1 million for other exit costs primarily related to non-cancelable leases.


P. BUSINESS SEGMENT AND GEOGRAPHIC AREA

The Company operates worldwide in two reportable business segments: Tools and Doors. The Tools segment includes carpenters, mechanics, pneumatic and hydraulic tools as well as tool sets. The Doors segment includes commercial and residential doors, both automatic and manual, as well as closet doors and systems, home decor, door locking systems, commercial and consumer hardware.


BUSINESS SEGMENTS
(Millions of Dollars)               2002            2001          2000
                                    ----            ----          ----
Net Sales
Tools                            $ 1,954.3       $ 2,007.9     $ 2,128.8
Doors                                638.7           598.7         601.8
Consolidated                     $ 2,593.0       $ 2,606.6     $ 2,730.6

Operating Profit
Tools                            $   207.6       $   265.6     $   285.7
Doors                                 81.0            63.8          55.1
Consolidated                         288.6           329.4         340.8
Restructuring charges and
   asset impairments                   -             (72.4)          -
Interest income                        4.0             6.7           7.5
Interest expense                     (28.5)          (32.3)        (34.6)
Other-net                              8.4             5.3         (20.0)
Earnings before income taxes      $  272.5       $   236.7   $     293.7

Segment Assets
Tools                            $ 1,564.0       $ 1,615.8     $ 1,502.4
Doors                                710.0           318.0         260.3
                                   2,274.0         1,933.8       1,762.7
Corporate assets                     144.2           121.9         122.1
Consolidated                     $ 2,418.2       $ 2,055.7     $ 1,884.8

Capital Expenditures
Tools                            $    41.4       $    59.8     $    44.5
Doors                                 10.9            13.3          19.9
Consolidated                     $    52.3       $    73.1     $    64.4

Depreciation and  Amortization
Tools                            $    59.6       $    67.9     $    65.0
Doors                                 11.6            13.9          17.1
Consolidated                     $    71.2       $    81.8     $    82.1

The Company assesses the performance of its reportable business segments using operating profit, which follows the same accounting policies as those described in Note A. Operating profit excludes interest income, interest expense, other-net, and income tax expense. In addition, operating profit excludes restructuring charges and asset impairments. Corporate and shared expenses are allocated to each segment. Sales between segments are not material. Segment assets primarily include accounts receivable, inventory, other current assets, property, plant and equipment, intangible assets and other miscellaneous assets. Corporate assets and unallocated assets are cash, deferred income taxes and certain other assets. Geographic net sales and long-lived assets are attributed to the geographic regions based on the geographic location of each Stanley subsidiary.

Sales to The Home Depot were approximately 21%, 20% and 18% of consolidated net sales in 2002, 2001 and 2000, respectively. For 2002, 2001 and 2000 net sales to this one customer amounted to approximately 47%, 45% and 40% of segment net sales, respectively, for the Doors segment and approximately 13%, 12% and 11%, respectively for the Tools segment.


GEOGRAPHIC AREAS
(Millions of Dollars)                 2002          2001          2000
                                      ----          ----          ----
Net Sales
United States                    $   1,841.7   $   1,885.2   $   1,984.0
Other Americas                         185.3         167.6         185.0
Europe                                 472.1         456.7         459.3
Asia                                    93.9          97.1         102.3
Consolidated                     $   2,593.0   $   2,606.6   $   2,730.6

Long-Lived Assets
United States                    $     878.8   $     590.4   $     458.3
Other Americas                          31.8          28.5          31.3
Europe                                 278.1         254.1         266.7
Asia                                    39.1          38.2          34.2
Consolidated                     $   1,227.8   $     911.2   $     790.5


Q. INCOME TAXES

Significant components of the Company's deferred tax assets and liabilities as of the end of each fiscal year were as follows:

(Millions of Dollars)                             2002        2001
                                                  ----        ----
Deferred tax liabilities:
   Depreciation                                $    80.6   $    78.0
   Other                                            11.6         5.8
Total deferred tax liabilities                      92.2        83.8
Deferred tax assets:
   Employee benefit plans                           27.3        16.5
   Doubtful accounts                                 9.5        10.8
   Inventories                                      14.6         7.7
   Amortization of intangibles                      23.6        14.7
   Accruals                                         12.0        12.8
   Restructuring charges                            11.7        14.9
   Foreign and state operating loss
      carryforwards                                 15.2        21.0
   Other                                             9.3         0.8
                                                   123.2        99.2
Valuation allowance                                (15.2)      (21.0)
Total deferred tax assets                          108.0        78.2
Net deferred tax asset (liability)              $   15.8   $    (5.6)


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

Income tax expense consisted of the following:

(Millions of Dollars)               2002          2001          2000
                                    ----          ----          ----
Current:
   Federal                       $    98.0     $    24.1     $    40.1
   Foreign                            13.7          19.6          16.7
   State                              10.4           5.9           7.0
   Total current                     122.1          49.6          63.8
Deferred (benefit):
   Federal                           (36.0)         33.4          34.7
   Foreign                             1.4          (7.0)         (2.9)
   State                               -             2.4           3.7
Total deferred (benefit)             (34.6)         28.8          35.5
Total                            $    87.5     $    78.4     $    99.3

Income taxes paid during 2002, 2001 and 2000 were $120.0 million and $41.4 million and $59.7 million, respectively. During 2002, the Company had tax holidays with Poland, Thailand, and China. Tax holidays resulted in a $2.2 million reduction in tax expense in 2002, $4.2 million in 2001, and $2.2 million in 2000. The tax holidays in Poland and China expired in 2002, the tax holiday in Thailand is in place until 2010.

The reconciliation of federal income tax at the statutory federal rate to income tax at the effective rate was as follows:

(Millions of Dollars)               2002            2001          2000
                                    ----            ----          ----
Tax at statutory rate            $    95.5       $    82.8     $   102.8
State income taxes,
   net of federal benefits             6.7             5.4           6.7
Difference between foreign
   and federal income tax            (14.3)          (15.9)         (7.0)
Other-net                             (0.4)            6.1          (3.2)
Income taxes                     $    87.5       $    78.4     $    99.3

The components of earnings before income taxes consisted of the following:

(Millions of Dollars)               2002            2001          2000
                                    ----            ----          ----
United States                    $   180.6       $   193.6     $   241.9
Foreign                               91.9            43.1          51.8
Total pre-tax earnings           $   272.5       $   236.7     $   293.7

Undistributed foreign earnings of $119.4 million at December 28, 2002 are considered to be invested indefinitely or will be remitted substantially free of additional tax. Accordingly, no provision has been made for taxes that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of this liability.


R. COMMITMENTS

The Company has noncancelable operating lease agreements, principally related to facilities, vehicles, machinery and equipment. At December 28, 2002, the aggregate amount of all future minimum lease payments was $92.3 million allocated as follows (in millions of dollars): $43.6 in 2003, $16.1 in 2004, $9.8 in 2005, $6.8 in 2006, $5.8 in 2007 and $10.2 thereafter. Minimum payments have not been reduced by minimum sublease rentals of $3.0 million due in the future under noncancelable subleases. Rental expense for operating leases was $36.4 million in 2002, $36.8 million in 2001 and $46.3 million in 2000.

The Company has $31.3 million in commitments for outsourcing arrangements, principally related to information systems and telecommunications, which expire at various dates through 2009. In addition, the Company has approximately $60.7 million in material purchase commitments expiring through 2006. The future estimated minimum payments under these commitments, in millions of dollars, as of December 28, 2002 were $66.2 in 2003, $7.7 in 2004, $5.3 in 2005,
$5.3 in 2006, $2.5 in 2007 and $5.0 thereafter.

The Company has numerous assets, predominantly vehicles and equipment, under a one-year term renewable U.S. master personal property lease. Residual value obligations, which approximate the fair value of the related assets, under this master lease were $42.9 million at December 28, 2002. The U.S. master personal property lease obligations are not reflected in the future minimum lease payments since the initial and remaining term does not exceed one year. The Company routinely exercises various lease renewal options and frequently purchases leased assets for fair value at the end of lease terms.


S. GUARANTEES

                                                 Maximum     Carrying
                                               Potential     Amount of
 (Millions of Dollars)                           Payment     Liability
                                                 -------     ---------

Financial guarantees:
Credit facilities and debt obligations -
   consolidated subsidiaries                   $      19.8   $       -
Commercial customer financing
   arrangements                                        1.9           -
Standby letters of credit                             14.7           -
Government guarantees                                  0.1           -
Guarantees on the residual values
   of leased properties                               10.7           -
Guarantees on leases for divested
   business which are subleased                        1.2          0.3

Balance December 28, 2002                       $     48.4   $      0.3

The Company has sold various businesses and properties over many years and provided standard indemnification to the purchasers with respect to any unknown liabilities, such as environmental, which may arise in the future that are attributable to the time of Stanley's ownership. The Company has not accrued any liabilities associated with these general indemnifications since there are no identified exposures.

The Company provides product and service warranties which vary across its businesses. The types of warranties offered generally range from one year to limited lifetime, while certain products carry no warranty. Further, the Company incurs discretionary costs to service its products in connection with product performance issues. Historical warranty and service claim experience forms the basis for warranty obligations recognized. Adjustments are recorded to the warranty liability as new information becomes available.

The changes in the carrying amount of product and service warranties for the year ended December 28, 2002 are as follows:

(Millions of Dollars)
Balance December 29, 2001                             $    6.6
Warranties and guarantees issued                          15.1
Warranty payments                                        (15.3)
Adjustments to provision                                  (0.1)

Balance December 28, 2002                             $    6.3


T. CONTINGENCIES

The Company is involved in various legal proceedings relating to environmental issues, employment, product liability and workers' compensation claims and other matters. The Company periodically reviews the status of these proceedings with both inside and outside counsel, as well as an actuary for risk insurance. Management believes that the ultimate disposition of these matters will not have a material adverse effect on operations or financial condition taken as a whole.

The Company recognizes liabilities for contingent exposures when analysis indicates it is both probable that an asset has been impaired or that a liability has been incurred and the amount of impairment or loss can reasonably be estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued.

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

The Company's policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of December 28, 2002 and December 29, 2001, the Company had reserves of $16.7 million and $14.6 million respectively, primarily for remediation activities associated with Company-owned properties as well as for Superfund sites that are probable and estimable. The range of environmental remediation costs that is reasonably possible is $16.7 to $41.0 million.

The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with policy.

The environmental liability for certain sites that have cash payments that are fixed or reliably determinable have been discounted to present value. The discounted and undiscounted amount of the liability relative to these sites is $5.5 million and $7.7 million, respectively, as of December 28, 2002 and $8.2 million and $6.3 million, respectively, as of December 29, 2001. The payments relative to these sites are expected to be $1.2 million in 2003, $1.4 million in 2004, $1.0 million in 2005, $0.3 million in 2006, $0.3 million in 2007 and $3.5 million thereafter.

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

QUARTERLY RESULTS OF OPERATIONS  (unaudited)

Millions of Dollars, except per share amounts)                       Quarter                                             Year
                                                                     -------                                             ----

2002                                                     First       Second(A)        Third            Fourth(B,C)
----                                                     -----       ------           -----            ------
Net sales                                             $   616.7      $   649.1      $   665.5      $   661.7      $   2,593.0
Gross profit                                              215.5          223.0          209.9          187.4            835.8
Selling, general and administrative expenses              135.1          134.9          133.4          143.8            547.2
Net earnings                                               48.9           63.3           54.7           18.1            185.0

Net earnings per share:
   Basic                                              $     0.57     $     0.74     $     0.63     $     0.21     $       2.14
   Diluted                                            $     0.56     $     0.72     $     0.62     $     0.20     $       2.10


2002                                                     First(D)    Second           Third(E)         Fourth(F)
----                                                     -----       ------           -----            ------

Net sales                                             $   621.6      $   671.6      $   671.4      $   642.0      $   2,606.6
Gross profit                                              223.1          234.3          234.6          213.3            905.3
Selling, general and administrative expenses              148.9          146.1          147.4          133.5            575.9
Restructuring and asset impairment charges                 18.3            0.0            0.0           54.1             72.4
Net earnings                                               46.6           50.7           54.5            6.5            158.3

Net earnings per share:
   Basic                                              $     0.54     $     0.59     $     0.64     $     0.08     $       1.85
   Diluted                                            $     0.54     $     0.58     $     0.62     $     0.07     $       1.81

(A) Second quarter results include an $8.4 million charge to selling, general and administrative expenses for severance and related costs associated with employment reductions. This charge was offset by an $18.4 million gain associated with the final settlement of a defined benefit plan recorded in other-net. The second quarter charges and credit had a zero net income impact.

(B) Fourth quarter results include pre-tax charges of $22.2 million related to the following: an $8.0 million reassessment of Mac Direct inventory and accounts receivable valuations as a result of a new retail control system ($6.5 million reflected in cost of sales and $1.5 million included in selling, general and administrative expenses); a $6.8 million inventory valuation adjustment recorded in cost of sales attributable to Fastening Systems business recent cost estimation process improvements; and a $7.4 million fixed asset impairment related primarily to the U.S. plant consolidation, included in other-net. In addition the Company recognized $8.7 million, or $0.07 per share, in environmental income arising from a settlement with an insurance carrier.

(C) Fourth quarter results include $5.6 million or $0.04 per share of accounting corrections. These corrections relate primarily to expense capitalization and depreciation which arose in prior fiscal years and account for the difference between earnings set forth in these financial statements and unaudited amounts included in the Company's January 24, 2003 earnings release. These costs were classified within the 2002 Consolidated Statement of Operations as follows -- (i) sales -- $0.5 million, (ii) cost of sales $4.4 million; and (iii) other-net -- $0.7 million. Management believes that these corrections are immaterial to any previously reported results of prior periods, but has recorded them in the aggregate in the fourth quarter of the year ended December 28, 2002.

(D) First quarter restructuring and asset impairment charges include $17 million for severance and $1 million for other exit costs. First quarter results also include a pension curtailment gain of $29 million, and $11 million in charges related to several business repositionings and a series of initiatives at Mac Tools. The $11 million was classified in the statement of operations as follows: $6 million in cost of sales, $3 million in selling, general and administrative expenses and $2 million in other-net.

(E) Third quarter results include $5 million of charges for severance recorded in selling, general and administrative expenses offset by $5 million in credits for tax benefits.

(F) Fourth quarter restructuring and asset impairments charges include $38 million for severance, $10 million for asset impairments, and $6 million for other exit costs. Also included in fourth quarter results is a $6 million charge to cost of sales for disposition of inventory for discontinued manufacturing plants and SKUs.

EXHIBIT INDEX
THE STANLEY WORKS
                                  EXHIBIT LIST


(3)      (i) Restated Certificate of Incorporation (incorporated by reference to
Exhibit 3(i) to the Annual Report on Form 10-K for the year ended January 2,
1999)

         (ii) The Stanley Works By-laws as amended October 17, 2001 (incorporated by reference to Exhibit 3(ii) to the Annual Report on Form 10-K for the year ended December 29, 2001).

(4) (i) Indenture, dated as of April 1, 1986 between the Company and State Street Bank and Trust Company, as successor trustee, defining the rights of holders of 5.75% Notes due March 1, 2004 (incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-4344 filed March 27, 1986)

         (ii) First Supplemental Indenture, dated as of June 15, 1992 between the Company and State Street Bank and Trust Company, as successor trustee (incorporated by reference to Exhibit (4)(c) to Registration Statement No. 33-46212 filed July 21, 1992)

                  (a) Certificate of Designated Officers establishing Terms of 5.75% Notes due March 1, 2004 (incorporated by reference to Exhibit 4(ii)(b) to the Annual Report on Form 10-K for the year ended January 2, 1999)

         (iii) Rights Agreement, dated January 31, 1996 (incorporated by reference to Exhibit (4)(i) to Current Report on Form 8-K dated January 31,
1996)

         (iv) Amended and Restated Facility A (364 Day) Credit Agreement, dated as of October 16, 2002, with the banks named therein and Citibank, N.A. as administrative agent.

         (v) Facility B (Five Year) Credit Agreement, dated as of October 17, 2001, with the banks named therein and Citibank, N.A. as administrative agent (incorporated by reference to Exhibit 4(v) to the Annual Report on Form 10-K for the year ended December 29, 2001).

         (vi) Indenture, dated as of November 1, 2002 between the Company and JPMorgan Chase Bank, as trustee, defining the rights of holders of 3-1/2% Notes Due November 1, 2007 and 4-9/10% Notes due November 1, 2012.

         (vii) Registration Rights Agreement dated November 1, 2002 among the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney Inc., BNP Paribas Corp. and Fleet Securities, Inc. as Purchasers.

(10) (i) Deferred Compensation Plan for Non-Employee Directors as amended December 11, 2000 (incorporated by reference to Exhibit 10(ii) to the Annual Report on Form 10-K for the year ended December 30, 2000.)*

         (ii) 1988 Long-Term Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(iii) to the Annual Report on Form 10-K for the year ended January 3, 1998)*

         (iii) Management Incentive Compensation Plan effective January 4, 1998 (incorporated by reference to Exhibit 10(iii) to the Quarterly Report on Form 10-Q for the quarter ended July 4, 1998)*

         (iv) Deferred Compensation Plan for Participants in Stanley's Management Incentive Plan effective January 1, 1996 (incorporated by reference to Exhibit 10(v) to the Annual Report on Form 10-K for the year ended December 30, 1995)*

         (v) Supplemental Retirement and Account Value Plan for Salaried Employees of The Stanley Works amended and restated as of June 30, 2001 (incorporated by reference to Exhibit 10(vi) to the Annual Report on Form 10-K for the year ended December 29, 2001).*

         (vi) Note Purchase Agreement, dated as of June 30, 1998, between the Stanley Account Value Plan Trust, acting by and through Citibank, N.A. as trustee under the trust agreement for the

Stanley Account Value Plan, for $41,050,763 aggregate principal amount of 6.07% Senior ESOP Guaranteed Notes Due December 31, 2009 (incorporated by reference to
Exhibit 10(i) to the Quarterly Report on Form 10-Q for the quarter ended July 4,
1998)

         (vii) New 1991 Loan Agreement, dated June 30, 1998, between The Stanley Works, as lender, and Citibank, N.A. as trustee under the trust agreement for the Stanley Account Value Plan, to refinance the 1991 Salaried Employee ESOP Loan and the 1991 Hourly ESOP Loan and their related promissory notes (incorporated by reference to Exhibit 10(ii) to the Quarterly Report on Form 10-Q for the quarter ended July 4, 1998)

         (viii) (a) Supplemental Executive Retirement Program amended and restated and effective September 19, 2001 (incorporated by reference to Exhibit 10(ix) to the Annual Report on Form 10-K for the year ended December 29, 2001).*

                  (b) Amendment to John M. Trani's supplemental Executive Retirement Program, dated September 17, 1997 (incorporated by reference to
Exhibit 10(ix)(b) to the Annual Report on Form 10-K for the year ended January 3, 1998)*

         (ix) (a) The Stanley Works Non-Employee Directors' Benefit Trust Agreement dated December 27, 1989 and amended as of January 1, 1991 by and between The Stanley Works and Fleet National Bank, as successor trustee (incorporated by reference to Exhibit (10)(xvii)(a) to the Annual Report on Form 10-K for year ended December 29, 1990)

                  (b) Stanley Works Employees' Benefit Trust Agreement dated December 27, 1989 and amended as of January 1, 1991 by and between The Stanley Works and Fleet National Bank, as successor trustee (incorporated by reference to Exhibit (10)(xvii)(b) to the Annual Report on Form 10-K for year ended December 29, 1990)

         (x) Restated and Amended 1990 Stock Option Plan (incorporated by reference to Exhibit 10(xiii) to the Annual Report on Form 10-K for the year ended December 28, 1996)

         (xi) Master Leasing Agreement, dated September 1, 1992 between BLC Corporation and The Stanley Works (incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10-Q for the quarter ended September 26, 1992)

         (xii) The Stanley Works Stock Option Plan for Non-Employee Directors, as amended December 18, 1996 (incorporated by reference to Exhibit 10(xvii) to the Annual Report on Form 10-K for the year ended January 3, 1998)

         (xiii) Employment Agreement dated as of January 1, 2000 between The Stanley Works and John M. Trani (incorporated by reference to Exhibit 10(i) to Current Report on Form 8-K dated June 23, 2000)*

         (xiv) 1997 Long-Term Incentive Plan (incorporated by reference to
Exhibit 99.2 to Registration Statement No. 333-42582 filed July 28, 2000)*

         (xv) 2001 Long-Term Incentive Plan (incorporated by reference to
Exhibit 99.1 to Registration Statement No. 333-64326 filed July 2, 2001).*

         (xvi) Engagement Letter, dated August 26, 1999 between The Stanley Works and Donald McIlnay.*

         (xvii) Agreement, dated June 9, 1999 between The Stanley Works and James Loree (incorporated by reference to Exhibit 10(ii) to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1999).*

         (xviii) Engagement Letter, dated January 2, 2001 between The Stanley Works and Paul Isabella (incorporated by reference to Exhibit 10 (xix) of the Annual Report on Form 10-K for the year ended December 29, 2001). *

         (xix) Engagement Letter, dated September 12, 2000 between The Stanley Works and Jack Garlock.*

(11) Statement re computation of per share earnings (the information required to be presented in this exhibit appears in Notes A and K to the Company's Consolidated Financial Statements set forth in this Form 10-K)

(12) Statement re computation of ratio of earnings to fixed charges

(21) Subsidiaries of Registrant

(23) Consent of Independent Auditors (at page F-2)

(24) Power of Attorney

(99) (i) Policy on Confidential Proxy Voting and Independent Tabulation and Inspection of Elections as adopted by The Board of Directors October 23, 1991 (incorporated by reference to Exhibit (28)(i) to the Quarterly Report on Form 10-Q for the quarter ended September 28, 1991)

         (ii) Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (iii) Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensation plan or arrangement