Form 10-Q
period 2003-03-29
STANLEY WORKS
filed 2003-05-06
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 29, 2003.

or

[   ] Transition Report Pursuant to Section 13 or 15(d)of
the Securities Exchange Act of 1934
For the transition period from [           ] to [           ]

Commission file number 1-5224

THE STANLEY WORKS
(Exact name of registrant as specified in its charter)

CONNECTICUT	06-0548860
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1000 Stanley Drive
New Britain, Connecticut (Address of principal executive offices)	06053 (Zip Code)

(860) 225-5111 (Registrant's telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

85,398,329 shares of the registrant's common stock were outstanding as of May 2, 2003.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE STANLEY WORKS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 29, 2003 AND MARCH 30, 2002
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	2003	2002
Net sales	$666.2	$616.7

Costs and expenses:
Cost of sales	447.7	401.2
Selling, general and administrative	172.3	135.1
Interest expense	9.0	7.1
Interest income	(1.0)	(0.7)
Other, net	7.6	2.1
Restructuring charge	3.1	--
	638.7	544.8

Earnings before income taxes	27.5	71.9

Income taxes	8.3	23.0
Net earnings	$19.2	$48.9

Net earnings per share of common stock:
Basic	$0.22	$0.57
Diluted	$0.22	$0.56

Dividends per share	$0.26	$0.24

Average shares outstanding (in thousands):
Basic	87,815	85,518
Diluted	88,478	87,889

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 29, 2003 AND DECEMBER 28, 2002
(Unaudited, Millions of Dollars)

	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$156.0	$121.7
Accounts and notes receivable	521.6	548.0
Inventories	438.1	414.7
Other current assets	110.5	106.0
Total current assets	1,226.2	1,190.4

Property, plant and equipment	1,325.3	1,318.7
Less: accumulated depreciation	844.3	823.9
	481.0	494.8

Goodwill	358.2	347.9
Other intangible assets	200.4	197.0
Other assets	173.4	188.1
Total assets	$2,439.2	$2,418.2

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
Short-term borrowings	$169.8	$140.1
Current maturities of long-term debt	28.9	9.5
Accounts payable	250.0	260.3
Accrued expenses	273.9	271.0
Total current liabilities	722.6	680.9

Long-term debt	546.6	564.3
Other liabilities	185.1	189.2
Commitments and contingencies (Note H)

Shareowners' equity:
Common stock, par value $2.50 per share	230.9	230.9
Retained earnings	1,192.4	1,244.6
Accumulated other comprehensive loss	(125.6)	(123.4)
ESOP debt	(179.1)	(180.8)
	1,118.6	1,171.3
Less: cost of common stock in treasury	133.7	187.5
Total shareowners' equity	984.9	983.8
Total liabilities and shareowners' equity	$2,439.2	$2,418.2

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 29, 2003 AND MARCH 30, 2002
(Unaudited, Millions of Dollars)

	2003	2002
Operating activities:
Net earnings	$ 19.2	$ 48.9
Depreciation and amortization	22.6	16.7
Restructuring charge	3.1	--
Other non-cash items	18.1	(15.1)
Changes in working capital	(20.5)	(5.9)
Changes in other operating assets and liabilities	9.2	(24.1)
Cash provided by operating activities	51.7	20.5

Investing activities:
Capital expenditures	(7.5)	(18.7)
Business acquisitions and asset disposals	(14.9)	3.7
Other investing activities	(0.7)	(3.5)
Cash used in investing activities	(23.1)	(18.5)

Financing activities:
Net short-term borrowings	29.7	4.4
Cash dividends on common stock	(22.2)	(20.4)
Other financing activities	1.0	8.5
Cash provided by (used in) financing activities	8.5	(7.5)

Effect of exchange rate changes on cash	(2.8)	0.2
Change in cash and cash equivalents	34.3	(5.3)

Cash and cash equivalents, beginning of quarter	121.7	115.2
Cash and cash equivalents, end of quarter	$ 156.0	$ 109.9

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
BUSINESS SEGMENT INFORMATION
THREE MONTHS ENDED MARCH 29, 2003 AND MARCH 30, 2002
(Unaudited, Millions of Dollars)

	2003	2002
INDUSTRY SEGMENTS
Net sales:
Tools	$ 467.1	$ 478.0
Doors	199.1	138.7
Consolidated	$ 666.2	$ 616.7

Operating profit:
Tools	$ 26.8	$ 61.8
Doors	19.4	18.6
Consolidated	$ 46.2	$ 80.4

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 29, 2003

A.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereafter referred to as “generally accepted accounting principles”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included. For further information, refer to the consolidated financial statements and footnotes included in The Stanley Works and Subsidiaries’ (collectively, the “Company”) Form 10-K for the year ended December 28, 2002.

B.    Stock-based Compensation

The Company accounts for its stock-based compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation cost is recognized for stock-based compensation unless the quoted market price of the stock at the grant date is in excess of the amount the employee must pay to acquire the stock.

If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates consistent with the method prescribed by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” net earnings and earnings per share for the three months ended March 29, 2003 and March 30, 2002 would have been the pro forma amounts that follow:

(in millions of dollars, except per share amounts)	2003	2002

Net income, as reported	$19.2	$48.9
Tax benefit on actual option exercises included in reported net income	(0.1)	(1.6)
Stock-based employee compensation expense determined under fair value method, net of related tax effects	(1.9)	(1.4)
Pro forma net income, fair value method	$17.2	$ 45.9

Earnings per share:
Basic, as reported	$0.22	$0.57
Basic, pro forma	$0.20	$0.54
Diluted, as reported	$0.22	$0.56
Diluted, pro forma	$0.19	$0.52

C.    Earnings Per Share

The following table reconciles the weighted average shares outstanding used to calculate basic and diluted earnings per share for the three months ended March 29, 2003 and March 30, 2002.

	2003	2002
Net earnings – basic and diluted (in millions)	$ 19.2	$ 48.9

Basic earnings per share – weighted average shares	87,815,452	85,517,563
Dilutive effect of stock options and awards	662,459	2,371,342
Diluted earnings per share – weighted average shares	88,477,911	87,888,905

D.    Comprehensive Income

Comprehensive income for the three months ended March 29, 2003 and March 30, 2002, in millions of dollars, is as follows:

	2003	2002

Net earnings	$19.2	$48.9
Other comprehensive (loss) income, net of tax	(2.2)	0.1
Comprehensive income	$17.0	$49.0

Other comprehensive income (loss) is primarily the impact of foreign currency translation.

E.    Inventories

The components of inventories at March 29, 2003 and December 28, 2002, in millions of dollars, are as follows:

	2003	2002

Finished products	$342.9	$324.0
Work in process	46.2	44.9
Raw materials	49.0	45.8
Total inventories	$438.1	$414.7

F.    Restructuring & Other Charges

The Company recorded $3.1 million of restructuring reserves in March 2003 for new initiatives, mainly in the Tools segment, pertaining to the further reduction of its cost structure, primarily for severance-related obligations. These actions will result in a net employment reduction of approximately 150 manufacturing, selling and administrative people. There were further employment reductions for Mac Direct retail distributors that did not involve severance obligations. The Company expended $2.6 million related to these charges in the quarter and anticipates the balance will be paid in the second quarter of 2003.

At December 28, 2002, the restructuring and asset impairment reserve balance was $8.7 million, comprised of $5.4 million related to severance and $3.3 million related to other exit costs. The $8.7 million balance included $6.4 million related to the Best acquisition in 2002 for which reserves were established in purchase accounting. During the three months ended March 29, 2003, $4.4 million was paid for severance and $0.5 for other exit costs. The Company expects the reserve balance will be fully expended by the end of 2003.

G.    Acquisitions

During the first quarter of 2003, the Company completed two acquisitions for $15.8 million. The Company recorded $9.3 million in goodwill and $4.4 million in other intangible assets in the first quarter of 2003 related to preliminary purchase accounting for these acquisitions. The purchase accounting on Best and certain smaller acquisitions from the second half of 2002 is also still preliminary.

The Company is continuing to evaluate the initial purchase price allocations for the acquisitions completed during the three months ended March 29, 2003 and the second half of 2002 and will adjust the allocations as additional information relative to the estimated integration costs of the acquired businesses and the fair market values of the assets and liabilities of the businesses become known. The Company continues to evaluate Best’s operations to determine the cost estimates for integration activities to be undertaken and is in the process of finalizing the intangible asset and deferred tax valuations. The purchase price allocations for these businesses will be adjusted for changes in the estimated cost of integration activities, deferred taxes, and as additional information becomes available regarding the fair value of acquired assets for up to one year from the acquisition date.

The results of operations of the acquired companies have been included in the consolidated financial statements from the date of purchase and the acquisitions were accounted for using the purchase method of accounting. Pro forma amounts are not presented because the impact on the Company’s results is not material.

H.    Commitments and Contingencies

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

The Company's policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of March 29, 2003, the Company had reserves of $16.4 million, primarily for remediation activities associated with Company-owned properties as well as for Superfund sites.

I.    Guarantees

In November 2002, Financial Accounting Standards Board (FASB) Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45) was issued. The disclosure provisions of this Interpretation were adopted beginning in fiscal 2002. FIN 45 requires that a liability for fair value of an obligation be recorded at the inception of a guarantee, for all guarantees issued or modified after December 31, 2002. As a result of the adoption of the remainder of FIN 45 as required in fiscal 2003, there was no material impact to the Company’s financial statements.

The Company’s financial guarantees, in millions of dollars, at March 29, 2003 are as follows:

	Term	Maximum Potential Payment	Liability Carrying Amount

Commercial customer financing arrangements	Up to 5 years	$1.3	$--
Standby letters of credit	Generally 1 year	24.3	--
Government guarantees on employees	Up to 3 years from date of hire	0.1	--
Guarantees on the residual values of leased properties	Up to 6 years	38.8	--
Guarantees on leases for divested business which are subleased	Up to 50 months	1.2	0.3
		$65.7	$0.3

The Company has sold various businesses and properties over many years and provided standard indemnification to the purchasers with respect to any unknown liabilities, such as environmental, which may arise in the future that are attributable to the time of Stanley's ownership. There are no material identified exposures associated with these general indemnifications.

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

The changes in the carrying amount of product and service warranties for the three months ended March 29, 2003 are as follows (in millions of dollars):

Balance December 28, 2002	$6.3
Warranties and guarantees issued	4.4
Warranty payments	(4.2)
Adjustments to provision	0.1
Balance March 29, 2003	$6.6

J.    New Accounting Standards

On April 30, 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. This Statement is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The Company will adopt SFAS 149 on a prospective basis at its effective date in the fiscal third quarter. The Company is assessing the impact SFAS 149 may have on its financial statements.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Net sales were $666 million in the first quarter of 2003 as compared to $617 million in the first quarter of 2002, representing an increase of 8%. Best Access and other acquisitions contributed a total of $71 million, or a 12% increase, in net sales. Organic sales declined 7% reflecting lower Mac Tools retail (Mac Direct) sales, the impact of adverse weather and several large customer inventory reductions. Favorable foreign currency translation increased sales by 3%.

The Company reported gross profit of $219 million, or 32.8% of net sales, in the first quarter of 2003 compared to $216 million, or 34.9% of net sales, in 2002. Excluding the favorable impact of acquisitions, gross profit declined $30 million as compared with the first quarter of 2002 due to reduced Mac Direct sales volume, higher inventory losses associated with announced plans to exit Mac Direct, certain consumer and industrial customer inventory reductions, continued price erosion, rising raw material costs and lower productivity, and the absence of retirement plan income.

Selling, general and administrative expenses (SG&A) were $172 million, or 25.9% of net sales, in the first quarter of 2003, compared to $135 million, or 21.9% of net sales, in the prior year. The increase was primarily attributed to $18 million of incremental costs due to Best Access, $10 million of higher receivables losses associated with announced plans to exit Mac Direct, the absence of retirement plan income, and a negative impact from foreign currency translation.

Interest expense totaled $9 million, an increase of $2 million over the first quarter of 2002, reflecting higher borrowings primarily for the Best Access acquisition.

Other-net represented $8 million expense, up $6 million over the first quarter of 2002 from increased intangible asset amortization expense associated with acquisitions and lower profitability from the Mac Advantage financing program.

The Company's income tax rate was 30% in the first quarter this year compared to 32% in the prior year. The decline in the tax rate relates to refunds of prior year tax assessments.

Business Segment Results
The Tools segment includes carpenters, mechanics, pneumatic and hydraulic tools, as well as tool sets. The Doors segment includes commercial and residential doors, both automatic and manual, and associated services, as well as closet doors and systems, home decor, door locking systems, commercial and consumer hardware.

Tools segment sales of $467 million in the first quarter of 2003 represented a 2.3% decrease from $478 million in the first quarter of 2002, driven by lower Mac Tools sales and several large customer inventory reductions. Operating profit was $27 million, or 5.7% of net sales, for the first quarter of 2003 as compared to $62 million, or 12.9% of net sales, in 2002. The decline in operating profit is primarily attributable to $14 million in receivable and inventory losses as a result of the announced plans to exit Mac Direct, certain consumer and industrial customer inventory reductions, continued price erosion, rising raw material costs and lower productivity, and the absence of retirement plan income. The Company has announced restructuring plans to improve profits in this segment.

Doors segment sales were $199 million in the first quarter of 2003, an increase of 43.5% from $139 million in the first quarter of 2002. Operating profit of $19 million was up slightly, representing 9.7% of net sales in the first quarter of 2003 compared with 13.4% of net sales in the same period last year. Acquired companies contributed $68 million in sales. Sales and profit declines in the Doors business related to the loss of a major customer in three states, adverse weather and higher commodity costs eroded the gain from acquisitions.

Restructuring and Other Charges
The Company recorded $3.1 million of restructuring reserves in March 2003 for new initiatives, mainly in the Tools segment, pertaining to the further reduction of its cost structure, primarily for severance-related obligations. These actions will result in a net employment reduction of approximately 150 manufacturing, selling and administrative people. There were further employment reductions for Mac Direct retail distributors that did not involve severance obligations. The Company expended $2.6 million related to these charges in the quarter and anticipates the balance of payments will be made in the second quarter.

The Company announced restructuring plans on April 9, 2003 which include a workforce reduction of over 1,000 people, closures of four manufacturing plants and five warehouses, and exit from the Mac Tools retail channel. The Company expects that these measures will require severance payments and other exit costs, and will be accompanied by certain asset impairments. Excluding the Mac Direct exit, these actions are expected to require pre-tax charges of approximately $60 million during the year, of which $10-$15 million are expected to be non-cash.

In addition, the exit of Mac Direct will require liquidation of certain assets such as inventories, accounts receivable, trucks and other items. The aggregate net book value of these assets and certain lease obligations is approximately $85 million. Management is formulating plans to maximize the economic value associated with these items. In the first quarter of 2003, the Company recognized $10 million in receivable losses and $4 million in inventory losses associated with the Mac Direct exit. The Company believes that additional impairments and exit costs are possible, however the amounts cannot be determined at this time, as they depend on future events and actions which have not been finalized.

FINANCIAL CONDITION

Liquidity and Sources of Capital

Operating cash flow of $52 million in the first quarter of 2003 increased $31 million from the prior year’s first quarter principally as a result of lower restructuring, timing of income tax disbursements, and positive cash flows from acquisitions.

The Company acquired two businesses both within the Tools segment in the first quarter of 2003 at a cost of $16 million.

In April 2003 the Company announced plans to unwind the $213 million notional value Stanley common stock forward contracts (equity hedge). On April 14, 2003, $100 million of stock was purchased from the equity hedge counterparties which decreased shares then outstanding by 3.9 million. These transactions were completed using a combination of borrowings under existing lines of credit and available cash. No open market purchase of shares occurred. The remaining $113 million in forward contracts will be unwound later in 2003 pending finalization of new accounting rules that impact such structures. The Company expects to fund this $113 million repurchase of its shares over several years and that shares outstanding at the time of the repurchase will decrease by an additional 4.5 million in 2003 upon execution which is expected to occur mid-year. However, several alternative methods are being evaluated for completion of this second step and a final determination has not been made.

ITEM 4.    CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chairman and its Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chairman and its Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic Securities Exchange Commission filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART 2 – OTHER INFORMATION

CAUTIONARY STATEMENT

This report on Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws including, but not limited to (a) the Company’s plans to unwind its common stock forward contracts; and (b) the charges that will be incurred in connection with the Company’s recently announced restructuring plans. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for the future operating and financial performance of the Corporation, based on assumptions currently believed to be valid. Forward-looking statements may be identified by the use of words such as “believe,” “expect,” “plans,” “anticipate” and other words of similar meaning in connection with a discussion of future operating or financial performance.

These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances, including but not limited to (a) the success of the company’s efforts to decentralize its operations functions, primarily into its Tools and Access Solutions business groups; (b) the success of the company’s efforts to reduce its workforce and close certain facilities, including the resolution of any labor issues and the predictability of severance payments related to such activities, the need to respond to significant changes in product demand while any facility consolidation is in process and other unforeseen events; and (c) the success of the company’s efforts to restructure its Mac Tools organization in order to return it to profitability, including, without limitation, the company’s ability to liquidate certain Mac Tools assets at a satisfactory price. In addition, the timing of the decrease in shares outstanding associated with unwinding the common stock forward contracts is dependent on the content of the FASB’s “Limited Scope Final Statement On Liabilities and Equity” when issued. Actual results may also differ materially from these expectations due to changes in global political, economic, business, competitive, market and regulatory factors.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	Exhibit No.:	Description:

	99 (i)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99 (ii)	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

	(1)	The Company filed a Current Report on Form 8-K dated January 24, 2003 with respect to the Company’s press release announcing fourth quarter 2002 results and providing earnings guidance for the first quarter of 2003 and the full year 2003 and commentary regarding operating margin expectations.

	(2)	The Company filed a Current Report on Form 8-K dated January 17, 2003 with respect to the Company’s press release providing earnings guidance for the fourth quarter 2002 and for the first quarter and full year 2003 and commentary regarding cash flow and operating margins.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE STANLEY WORKS

Date: May 6, 2003	By: /s/ James. M. Loree
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

Date: May 6, 2003	/s/ John. M. Trani
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

Date: May 6, 2003	/s/ James M. Loree
James M. Loree
Executive Vice President, Finance and Chief Financial Officer