Form 10-Q
period 2003-06-28
STANLEY WORKS
filed 2003-08-12
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 28, 2003.

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

                (860) 225-5111
(Registrant's telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No

85,080,425 shares of the registrant's common stock were outstanding as of July 30, 2003.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

THE STANLEY WORKS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 28, 2003 AND JUNE 29, 2002
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	Second Quarter		Year to Date
	2003	2002	2003	2002
Net sales	$699.7	$649.1	$1,365.9	$1,265.8
Costs and expenses:
Cost of sales	468.7	426.1	916.4	827.3
Selling, general and administrative	161.1	135.0	318.0	268.6
Provision for doubtful accounts	12.7	(0.1)	28.1	1.4
Interest expense	8.1	6.9	17.1	14.0
Interest income	(1.4)	(1.0)	(2.4)	(1.7)
Other, net	10.7	(21.0)	18.3	(18.9)
Restructuring charges and asset impairments	21.9	—	25.0	—
	681.8	545.9	1,320.5	1,090.7

Earnings before income taxes	17.9	103.2	45.4	175.1
Income taxes	5.5	39.9	13.8	62.9
Net earnings	$12.4	$63.3	$31.6	$112.2
Net earnings per share of common stock:
Basic	$0.14	$0.74	$0.37	$1.31
Diluted	$0.14	$0.72	$0.36	$1.28
Dividends per share	$0.26	$0.24	$0.51	$0.48
Average shares outstanding (in thousands):
Basic	85,555	85,822	86,407	85,677
Diluted	86,002	88,111	86,988	87,972

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 28, 2003 AND DECEMBER 28, 2002
(Unaudited, Millions of Dollars)

	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$127.7	$121.7
Accounts and notes receivable	516.1	548.0
Inventories	448.0	414.7
Other current assets	108.1	106.0
Total current assets	1,199.9	1,190.4
Property, plant and equipment	1,322.3	1,318.7
Less: accumulated depreciation	856.8	823.9
	465.5	494.8
Goodwill	420.6	347.9
Other intangible assets	201.0	197.0
Other assets	183.5	188.1
Total assets	$2,470.5	$2,418.2
LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
Short-term borrowings	$208.7	$140.1
Current maturities of long-term debt	59.9	9.5
Accounts payable	248.2	260.3
Accrued expenses	276.9	271.0
Total current liabilities	793.7	680.9
Long-term debt	635.0	564.3
Other liabilities	264.6	189.2
Commitments and contingencies (Note J)
Shareowners' equity:
Common stock, par value $2.50 per share	230.9	230.9
Retained earnings	1,167.3	1,244.6
Accumulated other comprehensive loss	(112.1)	(123.4)
ESOP debt	(177.3)	(180.8)
	1,108.8	1,171.3
Less: cost of common stock in treasury	331.6	187.5
Total shareowners' equity	777.2	983.8
Total liabilities and shareowners' equity	$2,470.5	$2,418.2

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND SIX MONTHS ENDED JUNE 28, 2003 AND JUNE 29, 2002
(Unaudited, Millions of Dollars)

	Second Quarter		Year to Date
	2003	2002	2003	2002
Operating activities:
Net earnings	$12.4	$63.3	$31.6	$112.2
Depreciation and amortization	21.9	16.0	44.5	32.7
Restructuring charges and asset impairments	21.9	—	25.0	—
Changes in working capital	(25.6)	12.8	(46.1)	6.9
Changes in other assets and liabilities	33.5	(8.1)	60.8	(47.3)
Cash provided by operating activities	64.1	84.0	115.8	104.5
Investing activities:
Capital expenditures	(7.8)	(12.5)	(15.3)	(31.2)
Business acquisitions and asset disposals	2.6	5.6	(12.3)	9.3
Other investing activities	(1.3)	(1.8)	(2.0)	(5.3)
Cash used in investing activities	(6.5)	(8.7)	(29.6)	(27.2)
Financing activities:
Net short-term borrowings	38.3	(30.4)	68.0	(26.0)
Cash dividends on common stock	(21.8)	(20.5)	(44.0)	(40.9)
Equity hedge settlement	(101.0)	—	(101.0)	—
Other financing activities	0.7	3.4	1.7	11.9
Cash used in financing activities	(83.8)	(47.5)	(75.3)	(55.0)
Effect of exchange rate changes on cash	(2.1)	1.9	(4.9)	2.1
Change in cash and cash equivalents	(28.3)	29.7	6.0	24.4
Cash and cash equivalents, beginning of period	156.0	109.9	121.7	115.2
Cash and cash equivalents, end of period	$127.7	$139.6	$127.7	$139.6

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
BUSINESS SEGMENT INFORMATION
THREE AND SIX MONTHS ENDED JUNE 28, 2003 AND JUNE 29, 2002
(Unaudited, Millions of Dollars)

	Second Quarter		Year to Date
	2003	2002	2003	2002
INDUSTRY SEGMENTS
Net sales:
Tools	$481.0	$496.5	$948.1	$974.5
Doors	218.7	152.6	417.8	291.3
Consolidated	$699.7	$649.1	$1,365.9	$1,265.8
Operating profit:
Tools	$24.2	$65.6	$51.0	$127.4
Doors	33.0	22.5	52.4	41.1
Consolidated	$57.2	$88.1	$103.4	$168.5

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 28, 2003

A.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereafter referred to as "generally accepted accounting principles") for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. For further information, refer to the consolidated financial statements and footnotes included in The Stanley Works and Subsidiaries' (collectively, the "Company") Form 10-K for the year ended December 28, 2002.

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

If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates consistent with the method prescribed by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," net earnings and earnings per share for the three and six months ended June 28, 2003 and June 29, 2002 would have been the pro forma amounts that follow (in millions, except per share amounts):

	Second Quarter		Year to Date
	2003	2002	2003	2002
Net income, as reported	$12.4	$63.3	$31.6	$112.2
Tax benefit on actual option exercises included in reported net income	—	(1.0)	(0.1)	(2.6)
Stock-based employee compensation expense determined under fair value method, net of related tax effects	(2.1)	(1.4)	(4.0)	(2.8)
Pro forma net income, fair value method	$10.3	$60.9	$27.5	$106.8
Earnings per share:
Basic, as reported	$0.14	$0.74	$0.37	$1.31
Basic, pro forma	$0.12	$0.71	$0.32	$1.25
Diluted, as reported	$0.14	$0.72	$0.36	$1.28
Diluted, pro forma	$0.12	$0.69	$0.32	$1.21

C.    Earnings Per Share

The following table reconciles the weighted average shares outstanding used to calculate basic and diluted earnings per share for the three and six months ended June 28, 2003 and June 29, 2002 (in millions, except shares):

	Second Quarter		Year to Date
	2003	2002	2003	2002

Net earnings – basic and diluted	$12.4	$63.3	$31.6	$112.2
Basic earnings per share – weighted average shares	85,554,820	85,821,784	86,406,737	85,676,669
Dilutive effect of stock options and awards	447,444	2,289,587	581,639	2,294,893
Diluted earnings per share – weighted average shares	86,002,264	88,111,371	86,988,376	87,971,562

D.    Comprehensive Income

Comprehensive income for the three and six months ended June 28, 2003 and June 29, 2002 follows (in millions):

	Second Quarter		Year to Date
	2003	2002	2003	2002
Net earnings	$12.4	$63.3	$31.6	$112.2
Other comprehensive income, net of tax	13.5	13.5	11.3	13.6
Comprehensive income	$25.9	$76.8	$42.9	$125.8

Other comprehensive income is primarily the impact of foreign currency translation.

E.    Inventories

The components of inventories at June 28, 2003 and December 28, 2002 follow (in millions):

	2003	2002
Finished products	$346.1	$324.0
Work in process	51.6	44.9
Raw materials	50.3	45.8
Total inventories	$448.0	$414.7

F.    Goodwill

The changes in the carrying amount of goodwill by segment are as follows:

	Tools	Doors	Total
Balance December 28, 2002	$209.0	$138.9	$347.9
Goodwill acquired during the year	9.3	—	9.3
Purchase accounting adjustments	2.2	58.0	60.2
Foreign currency translation and other	2.8	0.4	3.2
Balance June 28, 2003	$223.3	$197.3	$420.6

G.     Debt and Other Financing Arrangements

In the second quarter 2003, the Company repurchased 3.9 million shares of common stock and agreed to settle the remainder of its equity hedge through the repurchase of 4.1 million shares over the next four years. These actions increased debt by $213 million. The increase in debt was partially offset by payments of $55 million during the quarter.

In addition, the Company entered into two interest rate swap arrangements in March, 2003. These interest rate swaps are fixed to floating rate arrangements with the floating rate based on the 3 month LIBOR rate. These swaps are fair value hedges for a portion of the $150 million five year and $200 million ten year notes issued in November of 2002. The notional values of the hedges are $75 million and $100 million with termination dates of November 2007 and November 2012 respectively. The effect of the interest rate swaps was a reduction of interest expense of $1.1 million during the second quarter.

H.    Restructuring & Other Charges

The Company recorded $21.9 million in restructuring and asset impairment charges in the second quarter of 2003. Of this charge, $1.1 million related to the Doors segment, $17.5 million related to the Tools segment and the remaining $3.3 million related to centralized corporate functions. These charges consisted of $5.1 million of asset impairments and $5.0 million of other exit costs related to the exit of the Company's Mac Direct retail channel, $9.0 million for severance and related benefits for Operation 15 initiative headcount reductions and $2.8 million for asset impairments pertaining to other Operation 15 initiatives. The $7.9 million of asset impairments generally relates to assets designated as held for use which are idle as a result of the Operation 15 initiatives and accordingly their book value has been written off. The second quarter charge for headcount reductions will result in a net employment reduction of approximately 700 manufacturing, selling and administrative people. The Company anticipates utilizing the remaining reserves by early 2004.

The Company recorded $3.1 million of restructuring reserves in the first quarter of 2003 for new initiatives, mainly in the Tools segment, pertaining to the further reduction of its cost structure, primarily for severance-related obligations. These actions have resulted in a net employment reduction of approximately 150 manufacturing, selling and administrative people. The remaining reserves are expected to be utilized by the end of 2003.

At December 28, 2002, the restructuring and asset impairment reserve balance was $8.7 million, which the Company expects to be fully expended by the end of 2003.

An analysis of the Company's restructuring reserves for the period December 28, 2002 to June 28, 2003 is as follows (in millions):

	12/28/2002	Additions	Usage	6/28/03
Q2 2003
Severance	$—	$9.0	$(4.6)	$4.4
Asset impairments	—	7.9	(7.9)	—
Other	—	5.0	(1.9)	3.1
Q1 2003
Severance	—	3.1	(2.8)	0.3
Asset impairments	—	—	—	—
Other	—	—	—	—
Pre 2003
Severance	5.4	—	(3.1)	2.3
Asset impairments	—	—	—	—
Other	3.3	—	(1.5)	1.8
	$8.7	$25.0	$(21.8)	$11.9

In the second quarter of 2003, the Company recognized $8 million in charges related to compensation payable to its Chairman and Chief Executive Officer, John Trani, who announced his retirement effective December 31, 2003. Such retirement expenses were comprised of severance and pension as specified in an employment contract entered into in 2000.

I.    Acquisitions

Certain purchase accounting adjustments were made during the second quarter 2003, as disclosed in Note F. The purchase accounting for Best and the other small fourth quarter 2002 acquisitions is substantially complete. For Best, a final review of software and property plant and equipment, warranty reserves and any associated adjustment to deferred taxes is expected to be completed by September 2003. In addition, identifiable intangibles valuation work on the other minor fourth quarter 2002 and first quarter 2003 acquisitions are expected to be complete by September 2003.

The results of operations of the acquired companies have been included in the consolidated financial statements from the date of purchase and the acquisitions were accounted for using the purchase method of accounting. Pro forma amounts are not presented because the impact on the Company's results is not material.

J.    Commitments and Contingencies

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

The Company's policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of June 28, 2003, the Company had reserves of $16.3 million, primarily for remediation activities associated with Company-owned properties as well as for Superfund sites.

K.    Guarantees

The Company's financial guarantees at June 28, 2003 follow (in millions):

	Term	Maximum Potential Payment	Liability Carrying Amount
Guarantees on the residual values of leased properties	Up to 6 years	$33.5	$—
Standby letters of credit	Generally 1 year	23.6	—
Commercial customer financing arrangements	Up to 5 years	1.3	—
Guarantees on leases for divested business which are subleased	Up to 50 months	1.1	0.3
Government guarantees on employees	3 years from date of hire	0.1	—
		$59.6	$0.3

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

The changes in the carrying amount of product and service warranties for the six months ended June 28, 2003 are as follows (in millions):

Balance December 28, 2002	$6.3
Warranties and guarantees issued	8.6
Warranty payments	(8.1)
Adjustments to provision	0.1
Balance June 28, 2003	$6.9

L.    New Accounting Standards

On April 30, 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The Company will adopt SFAS No. 149 on a prospective basis at its effective date in the fiscal third quarter. The Company has determined that SFAS No. 149 will have no impact on its preexisting contracts.

On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. This Statement must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company modified its equity hedge forward contract to a physically-settled forward contract, as defined in SFAS No. 150, on June 27, 2003. As a result, the notional principal balance of $113 million is recognized as a liability on the balance sheet and the underlying shares of 4.1 million are excluded from the amount of shares used to calculate basic and diluted earnings per share.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales were $700 million in the second quarter of 2003 as compared to $649 million in the second quarter of 2002, representing an increase of 7.8%. Acquisitions contributed $76 million, or an 11.7% increase, of net sales. Organic sales declined primarily due to volume decreases of 7%, partially offset by favorable foreign currency translation of 4%, which reflects decreases in the Mac Tools retail (Mac Direct) sales, consumer channels as customer inventory reductions continue, and the carryover impact of the loss of a major customer in a region within the entry doors business that occurred in the fourth quarter of 2002. Year to date net sales in 2003 were $1,366 million as compared to $1,266 million in 2002. Acquisitions contributed $148 million, or an 11.7% increase, of net sales. Organic sales declined due to volume decreases of 7%, favorable foreign currency translation which increased sales by 4% and the same factors discussed previously pertaining to the second quarter results, as well as industrial customers inventory corrections.

In the second quarter of 2003, the Company recorded $40 million (31 cents per fully diluted share) of pre-tax restructuring costs, impairment charges, and other exit costs related to the previously announced April 9, 2003 restructuring plans ("Operation 15"). Additionally, certain one-time expenses totaling $8 million related to the retirement of the Company's CEO were recorded. A summary of the pre-tax charges recorded in 2003 is as follows:

	First Quarter	Second Quarter	YTD
April 9th Restructuring
Mac Direct shutdown:
Inventory losses	$4	$3	$7
Receivable losses	10	11	21
Other Mac	—	14	14
Other	—	12	12
Total	14	40	54
Other severance	3	—	3
CEO retirement	—	8	8
Total	$17	$48	$65

The Company had gross profit of $231 million, or 33.0% of net sales, in the second quarter of 2003, compared to $223 million, or 34.4% of net sales, in 2002. Excluding the favorable impact of acquisitions, gross profit declined $30 million as compared with the second quarter of 2002 due to reduced organic sales volume and the exit of Mac Direct, the absence of retirement plan income, and continued price erosion. Year to date gross profit in 2003 was $450 million, or 32.9% of net sales, compared to $438 million, or 34.6% of net sales through the comparable period in 2002. Excluding the favorable impact of acquisitions, gross profit declined $60 million as compared with the six months ended June 2002 due to the same factors as in the second quarter.

Selling, general and administrative expenses (SG&A) were $174 million, or 24.8% of net sales in the second quarter of 2003, compared to $135 million, or 20.8% of net sales, in the prior year. The increase was primarily attributed to $21 million of incremental costs of acquisitions, higher receivable losses associated with the Mac Direct exit, costs related to the retirement of the Company's CEO, the absence of retirement plan income, and negative impact from foreign currency translation. Year to date SG&A was $346 million, or 25.3% of net sales, compared to $270 million, or 21.3% of net sales. The increase relates to $41 million of incremental costs of acquisitions and the same factors affecting the second quarter.

Interest expense in the second quarter was $8 million, an increase of $1 million over the second quarter of 2002. Year to date interest expense was $17 million in 2003, an increase of $3 million over the same period in 2002. The increase was from higher borrowings primarily for acquisitions, partially offset by lower interest rates.

Other, net represented $11 million expense, up $32 million over income of $21 million in the second quarter of 2002. This fluctuation in other, net is primarily the result of the $18 million gain recorded in 2002 for the Company's settlement of its U.S. defined benefit pension plan, $5 million of higher losses in 2003 related to the Company's Mac Advantage financing program, a $3 million gain from the sale of real estate in 2002, and increased intangible amortization expense of $3 million associated with acquisitions, primarily Best Access. Other, net year to date was $18 million expense, up $37 million from income of $19 million year to date 2002. This increase in other, net is due to the same factors discussed previously pertaining to the second quarter. In this regard, the Mac Advantage losses were $9 million higher in 2003 and the increased intangible expense was $7 million versus the comparable 2002 period.

The Company's effective income tax rate was 30.7% in the second quarter this year compared to 38.7% in the prior year's quarter. For the year to date periods, the income tax rate for 2003 was 30.4% and the rate for 2002 was 35.9%. The 2002 effective tax rate includes the impact of the tax expense related to the settlement of the defined benefit plan that increased the effective tax rate. Excluding this transaction, the Company's effective tax rate for the second quarter and year to date periods is 32.0%. The remaining decline in the 2003 tax rate relates to refunds of prior year tax assessments.

Business Segment Results

The Tools segment includes carpenters, mechanics, pneumatic and hydraulic tools, as well as tool sets. The Doors segment includes commercial and residential doors, both automatic and manual, and associated services, as well as closet doors and systems, home decor, door locking systems, commercial and consumer hardware.

Tools segment sales of $481 million in the second quarter of 2003 represented a 3.1% decrease from $497 million in the second quarter of 2002, driven by lower Mac Direct sales due to the exit strategy and inventory reductions at several large consumer channel customers. On a year to date basis, Tools segment net sales in 2003 were $948 million, a 2.7% decrease from $975 million in 2002. Operating profit was $24 million, or 5.0% of net sales, for the second quarter of 2003, compared to $66 million, or 13.2% of net sales, in 2002. The decline in operating profit is primarily attributable to lower sales volume and higher receivable and inventory losses as a result of the Mac Direct exit, costs related to the retirement of the Company's CEO, the absence of retirement plan income, and continual price erosion. Year to date operating profit in 2003 was $51 million, or 5.4% of net sales, compared to $127 million, or 13.1% of net sales in 2002. The decline in operating profit is primarily attributable to the same factors discussed previously pertaining to the second quarter results.

Doors segment sales were $219 million in the second quarter of 2003, an increase of 43.3% from $153 million in the second quarter of 2002. Acquired companies contributed $72 million in sales. Operating profit of $33 million increased by $11 million as a result of these acquired companies, representing 15.1% of net sales in the second quarter of 2003, as compared with 14.7% of net sales in the same period last year. On a year to date basis, Doors segment sales were $418 million, an increase of 43.4% from $291 million in 2002. Acquired companies contributed $140 million in sales. Operating profit of $52 million increased by $11 million as a result of these acquired companies, and represents 12.5% of year to date net sales in 2003, as compared with 14.1% of net sales in the same period last year.

Restructuring and Other Charges

The Company recorded $22 million in restructuring and asset impairment charges in the second quarter of 2003. Of this charge, $1 million related to the Doors segment, $18 million related to the Tools segment and the remaining $3 million related to centralized corporate functions. These charges consisted of $5 million of asset impairments and $5 million of other exit costs related to the exit of the Company's Mac Direct retail channel, $9 million for severance and related benefits for Operation 15 initiative headcount reductions and $3 million for asset impairments pertaining to other Operation 15 initiatives. The $8 million of asset impairments generally relates to assets designated as held for use which are idle as a result of Operation 15 initiatives and accordingly their book value has been written off. The second quarter charge for headcount reductions will result in a net employment reduction of approximately 700 manufacturing, selling and administrative people. The Company anticipates expending the balance by early 2004.

An analysis of the Company's restructuring reserves for the period March 29, 2003 to June 28, 2003 is as follows (in millions):

	3/29/03	Additions	Usage	6/28/03
Q2 2003
Severance	$—	$9.0	$(4.6)	$4.4
Asset impairments	—	7.9	(7.9)	—
Other	—	5.0	(1.9)	3.1
	$—	$21.9	$(14.4)	$7.5

In addition, the exit of Mac Direct will require liquidation of certain assets such as inventories, accounts receivable, trucks and other items. The aggregate net book value of these assets and certain lease obligations is approximately $85 million. Management continues to formulate plans to maximize the economic value associated with these items. In the first two quarters of 2003, the Company recognized $24 million in receivable losses and $7 million in inventory losses associated with the Mac Direct exit. The Company believes that additional impairments and exit costs are possible, however the amounts cannot be determined at this time, as they depend on future events and actions which have not been finalized.

FINANCIAL CONDITION

Liquidity and Sources of Capital

Operating cash flow of $64 million in the second quarter of 2003 decreased $20 million from the prior year's second quarter principally as a result of increased inventory and accounts receivable levels. On a year to date basis, operating cash flow of $116 million in 2003 increased by $11 million from 2002 due to timing of income tax disbursements and positive cash flows from acquisitions, partially offset by the decreases in working capital mentioned previously.

The Company had $213 million notional value Stanley common stock forward contracts (equity hedge) which were implemented in previous years in an effort to offset the diluted share count from changes in the stock price. When the stock price rose, the Company would benefit from the hedge by offsetting the impact of the diluted share count from in-the-money stock options. These hedges, however, had an opposite result with a declining stock price. As a result of the new accounting rules under SFAS No. 150, the Company announced plans to restructure the $213 million equity hedge contracts in April 2003. On April 14, 2003, $100 million of stock was purchased from the equity hedge counterparties which decreased shares then outstanding by 3.9 million. These transactions were completed using a combination of borrowings under existing lines of credit and available cash. No open market purchase of shares occurred. The remaining $113 million in forward contracts were modified to full physical settlement contracts with a fixed notional principal of $113 million and 4.1 million of underlying shares. These contracts will be settled over the next 16 quarters in equal installments and do not contain the same dilution protection (or risk) as the former contracts. SFAS No. 150, issued in May 2003, requires that the notional principal balance be recognized as a liability on the balance sheet and the underlying shares of 4.1 million be excluded from the amount of shares used to calculate basic and diluted earnings per share.

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

PART 2 – OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting was held on April 22, 2003.

(i)	The following directors were elected at the meeting:

	Shares Voted For	Shares Withheld	Non-Votes
Robert G. Britz	64,689,810	9,488,328	0
Eileen S. Kraus	56,105,388	18,072,750	0
John M. Trani	65,842,340	8,335,798	0

(ii)	Ernst & Young LLP was approved as the Company's independent auditors by the following vote:

FOR:	55,900,785	AGAINST:	17,819,302
ABSTAIN:	458,052	NOT VOTED:	0

(iii)	A shareholder proposal urging the Board of Directors to take the necessary steps to require that all members of the Board of Directors be elected annually was approved by the following vote:

FOR:	37,022,224	AGAINST:	23,844,984
ABSTAIN:	632,138	NOT VOTED:	12,678,792

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.:	Description:

99 (i)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99 (ii)	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K
(1)	The Company filed a Current Report on Form 8-K dated April 9, 2003 with respect to the Company's press release announcing plans to improve operating margin, reduce outstanding shares and providing earnings guidance for the first quarter and the full year 2003.
(2)	The Company filed a Current Report on Form 8-K dated April 29, 2003 with respect to the Company's press release reporting results for the first quarter of 2003.
(3)	The Company filed a Current Report on Form 8-K dated May 8, 2003 with respect to the Company's press release providing earnings guidance for the second quarter and full year 2003 with additional guidance regarding cash flow in 2003.
(4)	The Company filed a Current Report on Form 8-K dated May 20, 2003 with respect to the Company's press release announcing the retirement of John M. Trani, Chairman and Chief Executive Officer, effective December 31, 2003.

CAUTIONARY STATEMENT

This report on Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws including, but not limited to the amount and timing of charges that will be incurred in connection with the

Company's recently announced restructuring plans. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. These forward-looking statements are intended to provide management's current expectations or plans for the future operating and financial performance of the Corporation, based on assumptions currently believed to be valid. Forward-looking statements may be identified by the use of words such as "believe," "expect," "plans," "anticipate" and other words of similar meaning in connection with a discussion of future operating or financial performance.

These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances, including but not limited to (a) the success of the company's efforts to decentralize its operations functions, primarily into its Tools and Access Solutions business groups; (b) the success of the company's efforts to reduce its workforce and close certain facilities, including the resolution of any labor issues and the predictability of severance payments related to such activities, the need to respond to significant changes in product demand while any facility consolidation is in process and other unforeseen events; and (c) the success of the company's efforts to restructure its Mac Tools organization in order to return it to profitability, including, without limitation, the company's ability to liquidate certain Mac Tools assets at a satisfactory price. Actual results may also differ materially from these expectations due to changes in global political, economic, business, competitive, market and regulatory factors.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE STANLEY WORKS

Date: August 12, 2003

By: /s/ James M. Loree James M. Loree Executive Vice President, Finance and Chief Financial Officer

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

Date: August 12, 2003	/s/ John M. Trani
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

Date: August 12, 2003	/s/ James M. Loree
James M. Loree Executive Vice President, Finance and Chief Financial Officer