Form 10-Q/A
period 2003-06-28
STANLEY WORKS
filed 2003-08-25
CIK 93556

[GRAPHIC LOGO OMITTED] STANLEY

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A

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

                          Commission File Number 1-5224

                                THE STANLEY WORKS
             (Exact name of registrant as specified in its charter)

                   CONNECTICUT                      06-0548860
                   -----------                      ----------
           (State or other jurisdiction of       (I.R.S. Employer
           incorporation or organization)     Identification Number)

           1000 Stanley Drive
           New Britain, Connecticut                    06053
           -----------------------                     -----
  (Address of principal executive offices)           (Zip Code)

                                 (860) 225-5111
                                 --------------
                         (Registrant's telephone number)

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

                                EXPLANATORY NOTE

         The purpose of this Form 10-Q/A is to amend Item 6 to add Exhibits 10(i), Form of Change in Control Severance Agreements, and 10(ii), Schedule of Certain Executive Officers who are Parties to the Change in Control Severance Agreements in the forms referred to in Exhibit 10(i).

         This amendment does not reflect events occurring after the original filing of the Form 10-Q, or modify or update those disclosures in the Form 10-Q, except to reflect the amendment described above.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

     Exhibit      Description:
       No.


     10 (i)       Forms of Change in Control Severance Agreements.

     10 (ii) Schedule of Certain Executive Officers who are Parties to the Change in Control Severance Agreements in the forms referred to in Exhibit 10(i).

     31 (i)       Certification by CEO pursuant to Rule 13a-14(a).

     31 (ii)      Certification by CFO pursuant to Rule 13a-14(a).

     32 (i) Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.

     32 (ii) Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.

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

                                                    THE STANLEY WORKS



Date:  August 25, 2003                              By: /s/ James M. Loree
                                                        -----------------------
                                                    James M. Loree
                                                    Executive Vice President
                                                    and Chief Financial Officer