Form 10-Q
period 2003-09-27
STANLEY WORKS
filed 2003-11-07
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

    Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 27, 2003.

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

81,053,776 shares of the registrant's common stock were outstanding as of November 1, 2003.

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE STANLEY WORKS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 27, 2003 AND SEPTEMBER 28, 2002

(Unaudited, Millions of Dollars, Except Per Share Amounts)

	Third Quarter		Year to Date
	2003	2002	2003	2002
Net sales	$715.7	$665.5	$2,081.6	$1,931.3
Costs and expenses:
Cost of sales	476.3	455.6	1,392.7	1,282.9
Selling, general and administrative	146.1	132.0	464.1	400.6
Provision for doubtful accounts	1.9	1.4	30.0	2.8
Interest expense	8.7	5.6	25.8	19.6
Interest income	(1.4)	(0.8)	(3.8)	(2.5)
Other, net	14.5	(0.5)	32.8	(19.4)
Restructuring charges and asset impairments	10.8	—	35.8	—
	656.9	593.3	1,977.4	1,684.0
Earnings before income taxes	58.8	72.2	104.2	247.3
Income taxes	17.1	17.5	30.9	80.4
Net earnings	$41.7	$54.7	$73.3	$166.9
Net earnings per share of common stock:
Basic	$0.51	$0.63	$0.86	$1.94
Diluted	$0.51	$0.62	$0.86	$1.90
Dividends per share	$0.26	$0.26	$0.77	$0.74
Average shares outstanding (in thousands):
Basic	81,475	86,582	84,930	85,991
Diluted	82,126	88,041	85,482	87,985

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 27, 2003 AND DECEMBER 28, 2002

(Millions of Dollars)

	Unaudited
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$169.6	$121.7
Accounts and notes receivable	552.0	548.0
Inventories	427.7	414.7
Other current assets	105.9	106.0
Total current assets	1,255.2	1,190.4

Property, plant and equipment	1,313.5	1,318.7
Less: accumulated depreciation	866.3	823.9
	447.2	494.8

Goodwill	429.6	347.9
Other intangible assets	199.3	197.0
Other assets	138.8	188.1
Total assets	$2,470.1	$2,418.2

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
Short-term borrowings	$132.3	$140.1
Current maturities of long-term debt	71.4	9.5
Accounts payable	258.7	260.3
Accrued expenses	314.8	271.0
Total current liabilities	777.2	680.9

Long-term debt	622.7	564.3
Other liabilities	262.2	189.2
Commitments and contingencies (Note J)

Shareowners' equity:
Common stock, par value $2.50 per share	230.9	230.9
Retained earnings	1,192.0	1,244.6
Accumulated other comprehensive loss	(109.0)	(123.4)
ESOP debt	(175.6)	(180.8)
	1,138.3	1,171.3
Less: cost of common stock in treasury	330.3	187.5
Total shareowners' equity	808.0	983.8
Total liabilities and shareowners' equity	$2,470.1	$2,418.2

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND NINE MONTHS ENDED SEPTEMBER 27, 2003 AND SEPTEMBER 28, 2002

(Unaudited, Millions of Dollars)

	Third Quarter		Year to Date
	2003	2002	2003	2002
Operating activities:
Net earnings	$41.7	$54.7	$73.3	$166.9
Depreciation and amortization	21.0	15.8	65.5	48.5
Restructuring charges and asset impairments	10.8	—	35.8	—
Changes in working capital	23.6	(31.8)	(22.5)	(24.9)
Changes in other assets and liabilities	53.7	65.2	114.5	17.9
Cash provided by operating activities	150.8	103.9	266.6	208.4
Investing activities:
Capital expenditures	(12.4)	(10.7)	(27.7)	(41.9)
Business acquisitions and asset disposals	(4.4)	(31.2)	(16.7)	(21.9)
Other investing activities	3.4	—	1.4	(5.3)
Cash used in investing activities	(13.4)	(41.9)	(43.0)	(69.1)
Financing activities:
Net short-term borrowings	(76.2)	(36.3)	(8.2)	(62.3)
Cash dividends on common stock	(21.0)	(21.9)	(65.0)	(62.8)
Equity hedge settlement	—	—	(101.0)	—
Other financing activities	(0.7)	(6.4)	1.0	5.5
Cash used in financing activities	(97.9)	(64.6)	(173.2)	(119.6)
Effect of exchange rate changes on cash	2.4	(4.4)	(2.5)	(2.3)
Change in cash and cash equivalents	41.9	(7.0)	47.9	17.4
Cash and cash equivalents, beginning of period	127.7	139.6	121.7	115.2
Cash and cash equivalents, end of period	$169.6	$132.6	$169.6	$132.6

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
BUSINESS SEGMENT INFORMATION
THREE AND NINE MONTHS ENDED SEPTEMBER 27, 2003 AND SEPTEMBER 28, 2002

(Unaudited, Millions of Dollars)

	Third Quarter		Year to Date
	2003	2002	2003	2002
INDUSTRY SEGMENTS
Net sales:
Tools	$487.1	$497.0	$1,435.2	$1,471.5
Doors	228.6	168.5	646.4	459.8
Consolidated	$715.7	$665.5	$2,081.6	$1,931.3
Segment operating profit:
Tools	$55.3	$51.5	$106.3	$178.9
Doors	36.1	25.0	88.5	66.1
Total segment operating profit	91.4	76.5	194.8	245.0
Interest, net	7.3	4.8	22.0	17.1
Other, net	14.5	(0.5)	32.8	(19.4)
Restructuring charges and asset impairments	10.8	—	35.8	—
Earnings before income taxes	$58.8	$72.2	$104.2	$247.3

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 27, 2003

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

If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates consistent with the method prescribed by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," net earnings and earnings per share for the three and nine months ended September 27, 2003 and September 28, 2002 would have been the pro forma amounts that follow (in millions, except per share amounts):

	Third Quarter		Year to Date
	2003	2002	2003	2002
Net income, as reported	$41.7	$54.7	$73.3	$166.9
Tax benefit on actual option exercises included in reported net income	—	(0.5)	(0.1)	(3.1)
Stock-based employee compensation expense determined under fair value method, net of related tax effects	(1.9)	(1.4)	(5.9)	(4.2)
Pro forma net income, fair value method	$39.8	$52.8	$67.3	$159.6
Earnings per share:
Basic, as reported	$0.51	$0.63	$0.86	$1.94
Basic, pro forma	$0.49	$0.61	$0.79	$1.86
Diluted, as reported	$0.51	$0.62	$0.86	$1.90
Diluted, pro forma	$0.48	$0.60	$0.79	$1.81

C.    Earnings Per Share

The following table reconciles the weighted average shares outstanding used to calculate basic and diluted earnings per share for the three and nine months ended September 27, 2003 and September 28, 2002 (in millions, except shares):

	Third Quarter		Year to Date
	2003	2002	2003	2002

Net earnings – basic and diluted	$41.7	$54.7	$73.3	$166.9
Basic earnings per share – weighted average shares	81,475,258	86,582,123	84,930,178	85,990,692
Dilutive effect of stock options and awards	650,862	1,458,677	551,440	1,994,515
Diluted earnings per share – weighted average shares	82,126,120	88,040,800	85,481,618	87,985,207

D.    Comprehensive Income

Comprehensive income for the three and nine months ended September 27, 2003 and September 28, 2002 is as follows (in millions):

	Third Quarter		Year to Date
	2003	2002	2003	2002
Net earnings	$41.7	$54.7	$73.3	$166.9
Other comprehensive income (loss), net of tax	3.1	(7.8)	14.4	5.8
Comprehensive income	$44.8	$46.9	$87.7	$172.7

Other comprehensive income is primarily the impact of foreign currency translation.

E.    Inventories

The components of inventories at September 27, 2003 and December 28, 2002 are as follows (in millions):

	2003	2002
Finished products	$329.4	$324.0
Work in process	46.6	44.9
Raw materials	51.7	45.8
Total inventories	$427.7	$414.7

F.    Acquisitions and Goodwill

The purchase accounting for Best and the other small 2002 acquisitions was completed during the third quarter. Purchase accounting for three small acquisitions in 2003 is preliminary, mainly with respect to intangibles valuations.

The results of operations of the acquired companies have been included in the consolidated financial statements from the date of purchase and the acquisitions were accounted for using the purchase method of accounting. Pro forma amounts are not presented because the impact on the Company's results is not material.

The changes in the carrying amount of goodwill by segment are as follows (in millions):

	Tools	Doors	Total
Balance December 28, 2002	$209.0	$138.9	$347.9
Goodwill acquired during the year	9.3	3.8	13.1
Purchase accounting adjustments	1.7	63.2	64.9
Foreign currency translation and other	3.4	0.3	3.7
Balance September 27, 2003	$223.4	$206.2	$429.6

The increase in goodwill related to purchase accounting adjustments for the 2002 acquisitions was primarily for deferred taxes and asset impairments.

G.    Debt and Other Financing Arrangements

In the second quarter 2003, the Company repurchased 3.9 million shares of common stock and agreed to settle the remainder of its equity hedge through the repurchase of 4.1 million shares over the next four years. The 3.9 million share repurchase was made with $100 million of cash and increased commercial paper borrowings while the 4.1 million share repurchase involved $113 million of term debt.

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

The Company entered into two additional interest rate swap arrangements in June and October, 2003 with notional values of $60 million each. These interest rate swaps are floating to fixed rate arrangements with a forward start date of March 1, 2004. These swaps will be terminated upon the issuance of $120 million of long term debt in March 2004. The purpose of this $120 million issuance in March 2004 will be to refinance the debt maturing at that time. Pursuant to the company's ability and intent to do this debt refinancing, $120 million of 10 year debt which matures in March 2004 has been classified $100 million as long-term debt and $20 million as current maturities of long-term debt.

H.    Restructuring Charges and Asset Impairments

The Company recorded $21.9 million and $10.8 million in restructuring and asset impairment charges in the second and third quarters of 2003, respectively, for the Operation 15 initiative. Of these charges, $1.1 million related to the Doors segment, $26.1 million related to the Tools segment and the remaining $5.5 million related to centralized corporate functions. These charges consisted of $5.1 million of asset impairments and $5.0 million of other exit costs related to the exit of the Company's Mac Direct retail channel, $10.2 million for severance and related benefits for Operation 15 initiative headcount reductions, $10.4 million of asset impairments and $2.0 million of other exist costs pertaining to other Operation 15 initiatives. The $15.5 million of asset impairments generally relates to assets designated as held for use which are idle as a result of the Operation 15 initiatives and accordingly their book value has been written off. The second and third quarter charges for headcount reductions will result in a net employment reduction of approximately 800 manufacturing, selling and administrative people. The Company anticipates utilizing the remaining reserves by the end of 2004.

The Company recorded $3.1 million of restructuring reserves in the first quarter of 2003 for new initiatives, mainly in the Tools segment, pertaining to the further reduction of its cost structure, primarily for severance-related obligations. These actions have resulted in a net employment reduction of approximately 150 manufacturing, selling and administrative people. The remaining reserve is expected to be utilized by the end of 2003.

At December 28, 2002, the restructuring and asset impairment reserve balance was $8.7 million, which the Company expects to be fully expended by the end of 2003. An analysis of the Company's restructuring reserves for the period December 28, 2002 to September 27, 2003 is as follows (in millions):

	12/28/2002	Additions	Usage	9/27/03
Operation 15
Severance	$—	$10.2	$(6.3)	$3.9
Asset impairments	—	15.5	(15.5)	—
Other	—	7.0	(5.7)	1.3
Q1 2003
Severance	$—	$3.1	$(3.0)	$0.1
Asset impairments	—	—	—	—
Other	—	—	—	—
Pre 2003
Severance	5.4	—	(4.9)	0.5
Asset impairments	—	—	—	—
Other	3.3	—	(0.6)	2.7
	$8.7	$35.8	$(36.0)	$8.5

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

The Company's policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of September 27, 2003, the Company had reserves of $15.3 million, primarily for remediation activities associated with Company-owned properties as well as for Superfund sites.

In September, 2003 the Company made a $30 million contractual commitment to purchase certain assets, as well as marketing, sourcing and manufacturing cooperation, subject to regulatory approval. In the event regulators deny approval, the Company has no obligation. Based on the terms of the contract it is expected cash will be disbursed primarily in the first quarter of 2004.

K.    Guarantees

The Company's financial guarantees at September 27, 2003 are as follows (in millions):

	Term	Maximum Potential Payment	Liability Carrying Amount
Guarantees on the residual values of leased properties	Up to 6 years	$31.6	$—
Standby letters of credit	Generally 1 year	23.6	—
Guarantee on the external Employee Stock Ownership Plan borrowings	Through 2009	14.0	14.0
Commercial customer financing arrangements	Up to 5 years	1.3	—
Guarantees on leases for divested business which are subleased	Up to 50 months	1.0	0.3
Government guarantees on employees	3 years from date of hire	0.1	—
		$71.6	$14.3

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

The changes in the carrying amount of product and service warranties for the nine months ended September 27, 2003 are as follows (in millions):

Balance December 28, 2002	$6.3
Warranties and guarantees issued	12.8
Warranty payments	(12.1)
Adjustments to provision	0.5
Balance September 27, 2003	$7.5

L.    New Accounting Standards

On April 30, 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The Company adopted SFAS No. 149 on a prospective basis in the third quarter. SFAS No. 149 did not have a material impact on the Company's preexisting contracts

On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. This Statement was required to be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company had $213 million notional value Stanley common stock forward contracts (equity hedges) which were implemented in previous years in an effort to offset the diluted share count from changes in the stock price. When the stock price rose, the Company would benefit from the hedge by offsetting the impact of the diluted share count from in-the-money stock options. These hedges, however, had an opposite result with a declining stock price. As a risk mitigation initiative and in conjunction with the new accounting rules under SFAS No. 150, the Company restructured the $213 million equity hedge contracts. On April 14, 2003, $100 million of stock was purchased from the equity hedge counterparties which decreased shares then outstanding by 3.9 million. These transactions were completed using a combination of borrowings under existing lines of credit and available cash. No open market purchase of shares occurred. The remaining $113 million in forward contracts were modified to full physical settlement contracts with a fixed notional principal of $113 million and 4.1 million of underlying shares. These contracts are being settled over four years in equal installments and do not contain the same dilution protection (or risk) as the former contracts. As a result of adopting SFAS No. 150, the $113 million notional principal balance is recognized as a liability on the balance sheet and the 4.1 million underlying shares are excluded from the amount of shares used to calculate basic and diluted earnings per share.

In January 2003, FASB Interpretation No. (FIN) 46 "Consolidation of Variable Interest Entities" was issued. This interpretation addresses consolidation of variable interest entities which have equity investment at risk insufficient to permit the entity to finance its activities without additional subordinated financial support form other parties or entities with equity investors lacking certain essential characteristics of controlling financial interest. This interpretation is effective immediately for variable interests created or obtained after January 31, 2003. In October 2003, the FASB deferred the implementation of FIN 46. For interests acquired prior to February 1, 2003, this interpretation applies to the Company in the fourth quarter of 2003. The Company is in the process of evaluating recent amendments of FIN 46 and does not expect a material impact to the financials.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales were $716 million in the third quarter of 2003 as compared to $666 million in the third quarter of 2002, representing an increase of 8%. Acquisitions, primarily Best Access, contributed $76 million, or an 11% increase, of net sales. Organic sales declined primarily due to volume decreases of 5%, partially offset by favorable foreign currency translation of 2%, which reflects decreases in the Mac Tools retail (Mac Direct) sales and the carryover impact of the lost region of a major customer within the entry doors business that occurred in the fourth quarter of 2002. Year to date net sales in 2003 were $2,082 million as compared to $1,931 million in 2002. Acquisitions contributed $224 million, or a 12% increase, of net sales. Organic sales declined as a result of volume decreases of 6%, favorable foreign currency translation which increased sales by 3%, and the same factors discussed previously pertaining to the third quarter results, as well as industrial and consumer channel customers inventory corrections in the first half of 2003.

In the third quarter of 2003, the Company recorded $17 million (14 cents per fully diluted share) of pre-tax restructuring costs, impairment charges, and other exit costs related to the previously announced April 9, 2003 restructuring plans ("Operation 15"). In the second quarter of 2003 certain one-time expenses totaling $8 million related to the retirement of the Company's CEO were recorded in addition to Operation 15 related charges. A summary of the pre-tax charges recorded in 2003 is as follows:

	First Quarter	Second Quarter	Third Quarter	YTD
April 9th Restructuring
Mac Direct exit:
Inventory losses	$4	$3	$—	$7
Receivable losses	10	11	—	21
Other Mac	—	14	6	20
Other	—	12	11	23
Total	14	40	17	71
Other severance	3	—	—	3
CEO retirement	—	8	—	8
Total	$17	$48	$17	$82

These charges were classified within the 2003 consolidated statement of operations as follows: (i) Cost of sales — $7 million; (ii) SG&A and Provision for doubtful accounts — $30 million; (iii) Other, net — $9 million; and (iv) Restructuring and asset impairment charges — $36 million. The tax benefit of these charges was $26 million.

The Company reported gross profit of $239 million, or 33.4% of net sales, in the third quarter of 2003, compared to $210 million, or 31.5% of net sales, in 2002. Excluding the favorable impact of acquisitions, gross profit was relatively flat as compared with the third quarter of 2002. Year to date gross profit in 2003 was $689 million, or 33.1% of net sales, compared to $648 million, or 33.6% of net sales through the comparable period in 2002. Excluding the favorable impact of acquisitions, gross profit declined $67 million as compared with the nine months ended September 2002 due to reduced organic sales volume mentioned previously, inventory losses related to the exit of Mac Direct, the absence of retirement plan income, and price erosion in the first half of 2003.

Selling, general and administrative expenses (SG&A), inclusive of the provision for doubtful accounts, were $148 million, or 20.7% of net sales in the third quarter of 2003, compared to $133 million, or 20.0% of net sales, in the prior year. The increase was primarily attributed to $18 million of incremental expenses related to acquisitions. Year to date SG&A was $494 million, or 23.7% of net sales, compared to $403 million, or 20.9% of net sales. The increase relates to $58 million of incremental expenses from acquisitions, $21 million of receivable losses associated with the Mac Direct exit, $8 million of costs related to the retirement of the Company's CEO, the absence of retirement plan income, and negative impact from foreign currency translation.

Net interest expense in the third quarter was $7 million, an increase of $2 million over the third quarter of 2002. Year to date interest expense was $22 million in 2003, an increase of $5 million over the same period in 2002. The increase was from higher borrowings primarily for acquisitions, partially offset by lower interest rates.

Other, net represented $14 million of expense, an increase of $15 million over income of $1 million in the third quarter of 2002. This increased expense in other, net is primarily the result of a $6 million loss on the sale of the Mac Tools distributor receivable portfolio, $3 million of income from an environmental settlement with an insurance carrier in 2002, a $1 million gain from the sale of real estate in 2002, and increased intangible amortization expense of $3 million in 2003 associated with acquisitions, primarily Best Access. Other, net year to date was $33 million expense, an increase of $52 million from income of $19 million for year to date 2002. This increase in other, net is due to the $18 million gain recorded in 2002 for the Company's settlement of it's U.S. defined benefit pension plan, $9 million of higher losses in 2003 related to the Company's Mac Advantage financing program, and the same factors discussed previously pertaining to the third quarter. In this regard, the intangible amortization expense increased $9 million over the comparable 2002 period.

The Company's effective income tax rate was 29.1% in the third quarter this year compared to 24.2% in the prior year's quarter. For the year to date periods, the income tax rate for 2003 was 29.7% and the rate for 2002 was 32.5%. The third quarters of 2003 and 2002 reflect favorable foreign tax developments that reduced income taxes by $2 million and $6 million, respectively. The year to date 2002 effective tax rate also includes the impact of the tax expense related to the settlement of the defined benefit plan which increased the effective tax rate. The remaining decline in the 2003 tax rate relates to refunds of prior year tax assessments.

Business Segment Results

The Tools segment includes carpenters, mechanics, pneumatic and hydraulic tools, as well as tool sets. The Doors segment includes commercial and residential doors, both automatic and manual, and associated services, as well as closet doors and systems, home decor, door locking systems, commercial and consumer hardware.

Tools segment sales of $487 million in the third quarter of 2003 represented a 2% decrease from $497 million in the third quarter of 2002. On a year to date basis, Tools segment net sales in 2003 were $1,435 million, a 2% decrease from $1,472 million in 2002. These declines were driven by lower Mac Direct sales due to the exit strategy and inventory reductions at several large consumer channel customers in the first half of 2003. Operating profit was $55 million, or 11.4% of net sales, for the third quarter of 2003, compared to $52 million, or 10.4% of net sales, in 2002. Year to date operating profit in 2003 was $106 million, or 7.4% of net sales, compared to $179 million, or 12.2% of net sales in 2002. The year to date decline in operating profit is primarily attributable to lower sales volume and higher receivable and inventory losses as a result of the Mac Direct exit, costs related to the retirement of the Company's CEO, the absence of retirement plan income, and price erosion in the first half of 2003.

Doors segment sales were $229 million in the third quarter of 2003, an increase of 36% from $169 million in the third quarter of 2002. Operating profit of $36 million represented 15.8% of net sales in the third quarter of 2003, as compared with 14.8% of net sales in the same period last year. These increases are due to sales and operating profit from acquired companies of $73 million and $16 million, respectively, partially offset by the carryover impact of the lost region of a major customer within the entry doors business. On a year to date basis, Doors segment sales were $646 million, an increase of 41% from $460 million in 2002. Operating profit of $89 million represents 13.7% of year to date net sales in 2003, as compared with 14.4% of net sales in the same period last year. These sales and operating profit increases are also from acquired companies equal to $213 million and $45 million, respectively, partially offset by the lost region in entry doors mentioned previously.

Restructuring, Asset Impairment and Other Charges

The Company recorded $21.9 million and $10.8 million in restructuring and asset impairment charges in the second and third quarters of 2003, respectively, for the Operation 15 initiative. Of these charges, $1.1 million related to the Doors segment, $26.1 million related to the Tools segment and the remaining $5.5 million related to centralized corporate functions. These charges consisted of $5.1 million of asset impairments and $5.0 million of other exit costs related to the exit of the Company's Mac Direct retail channel, $10.2 million for severance and related benefits for Operation 15 initiative headcount reductions, $10.4 million of asset impairments and $2.0 million of other exist costs pertaining to other Operation 15 initiatives. The $15.5 million of asset impairments generally relates to assets designated as held for use which are idle as a result of the Operation 15 initiatives and accordingly their book value has been written off. The second and third quarter charges for headcount reductions will result in a net employment reduction of approximately 800 manufacturing, selling and administrative people. The Company anticipates utilizing the remaining reserves by the end of 2004.

The Company recorded $3.1 million of restructuring reserves in the first quarter of 2003 for new initiatives, mainly in the Tools segment, pertaining to the further reduction of its cost structure, primarily for severance-related obligations. These actions have resulted in a net employment reduction of approximately 150 manufacturing, selling and administrative people. The remaining reserve is expected to be utilized by the end of 2003.

An analysis of the Company's restructuring reserves for the period December 28, 2002 to September 27, 2003 is as follows (in millions):

	12/28/02	Additions	Usage	9/27/03
Operation 15
Severance	$—	$10.2	$(6.3)	$3.9
Asset impairments	—	15.5	(15.5)	—
Other	—	7.0	(5.7)	1.3
Q1 2003
Severance	$—	3.1	(3.0)	0.1
Asset impairments	—	—	—	—
Other	—	—	—	—
Pre 2003
Severance	5.4	—	(4.9)	0.5
Asset impairments	—	—	—	—
Other	3.3	—	(0.6)	2.7
	$8.7	$35.8	$(36.0)	$8.5

The exit of Mac Direct has resulted in the liquidation of certain assets such as inventories, accounts receivable, trucks and other items. The aggregate net book value of these assets and certain lease obligations was approximately $85 million at the commencement of this Operation 15 initiative. Management continues to formulate plans to maximize the economic value associated with these items. In the first three quarters of 2003, the Company recognized $21 million in receivable losses, $7 million in inventory losses and $20 million of other costs ($11 million related to trucks and other items and $9 million related to the Mac financing portfolios) associated with the Mac Direct exit. The Company believes that additional impairments and exit costs are possible, however the amounts cannot be determined at this time, as they depend on future events and actions which have not been finalized.

In the second quarter of 2003, the Company recognized $8 million in charges related to compensation payable to its Chairman and Chief Executive Officer, John Trani, who announced his retirement effective

December 31, 2003. These retirement expenses were comprised of salary continuation and pension as specified in an employment contract entered into in 2000.

FINANCIAL CONDITION

Liquidity and Sources of Capital

Operating cash flow of $151 million in the third quarter of 2003 increased $47 million from the prior year's third quarter due to improved 2003 working capital (inventory, accounts receivable, and accounts payable) performance and timing of income tax disbursements, partially offset by the absence of the third quarter 2002 $69 million cash inflow from the Company's settlement of it's U.S. defined benefit pension plan.

The Company had $213 million notional value Stanley common stock forward contracts (equity hedge) which were implemented in previous years in an effort to offset the diluted share count from changes in the stock price. When the stock price rose, the Company would benefit from the hedge by offsetting the impact of the diluted share count from in-the-money stock options. These hedges, however, had an opposite result with a declining stock price. As a risk mitigation initiative and in conjunction with the new accounting rules under SFAS No. 150, the Company restructured the $213 million equity hedge contracts. On April 14, 2003, $100 million of stock was purchased from the equity hedge counterparties which decreased shares then outstanding by 3.9 million. These transactions were completed using a combination of borrowings under existing lines of credit and available cash. No open market purchase of shares occurred. The remaining $113 million in forward contracts were modified to full physical settlement contracts with a fixed notional principal of $113 million and 4.1 million of underlying shares. These contracts are being settled over four years in equal installments and do not contain the same dilution protection (or risk) as the former contracts. SFAS No. 150, issued in May 2003, requires that the notional principal balance be recognized as a liability on the balance sheet and the underlying shares of 4.1 million be excluded from the amount of shares used to calculate basic and diluted earnings per share.

ITEM 4.    CONTROLS AND PROCEDURES

As of the end of the quarter ended September 27, 2003, under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chairman and its Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chairman and its Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic Securities Exchange Commission filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART 2 – OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Exhibit No.:	Description:
4 (ii)	Certificate of Designated Officers establishing Terms of 3-1/2% Series A Senior Notes due 2007, 4-9/10% Series A Senior Notes due 2012, 3-1/2% Series B Senior Notes due 2007 and 4-9/10% Series B Senior Notes due 2012
10 (iii) (A)	Stock Option Plan for Non Employee Directors, as amended October 15, 2003.
31 (i)	Certification by CEO pursuant to Rule 13a-14(a)
31 (ii)	Certification by CFO pursuant to Rule 13a-14(a)
32 (i)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32 (ii)	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K

(i) The Company filed a current report on Form 8-K dated July 22, 2003 with respect to the Company's press release reporting results for the second quarter of 2003.

CAUTIONARY STATEMENT

This report on Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws including, but not limited to the amount and timing of charges that will be incurred in connection with the Company's previously announced restructuring plans. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. These forward-looking statements are intended to provide management's current expectations or plans for the future operating and financial performance of the Corporation, based on assumptions currently believed to be valid. Forward-looking statements may be identified by the use of words such as "believe," "expect," "plans," "anticipate" and other words of similar meaning in connection with a discussion of future operating or financial performance.

These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances, including but not limited to (a) the success of the company's efforts to decentralize its operations functions, primarily into its Tools and Access Solutions business groups; (b) the success of the company's efforts to reduce its workforce and close certain facilities, including the resolution of any labor issues and the predictability of severance payments related to such activities, the need to respond to significant changes in product demand while any facility consolidation is in process and other unforeseen events; (c) the success of the company's efforts to restructure its Mac Tools organization in order to return it to profitability, including, without limitation, the company's ability to liquidate certain Mac Tools assets at a satisfactory price; (d) the company's ability to issue long term debt in March 2004 on terms acceptable to the Company; and (e) the satisfaction of the contingencies necessary to implement the terms of a contract to purchase certain assets, as well as marketing, sourcing and manufacturing cooperation. Actual results may also differ materially from these expectations due to changes in global political, economic, business, competitive, market and regulatory factors.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE STANLEY WORKS

Date: November 7, 2003

By: /s/ James M. Loree James M. Loree Executive Vice President, Finance and Chief Financial Officer