Form 10-K
period 2004-01-03
STANLEY WORKS
filed 2004-03-16
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT

    Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended January 3, 2004

Commission File 1-5224

THE STANLEY WORKS

(Exact name of registrant as specified in its charter)

CONNECTICUT	06-0548860
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1000 Stanley Drive New Britain, Connecticut	06053
(Address of principal executive offices)	(Zip Code)

            (860) 225-5111

(Registrant's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock—$2.50 Par Value per Share	New York Stock Exchange Pacific Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12-b of the Act). Yes No

As of March 12, 2004, the aggregate market values of voting common equity held by non-affiliates of the registrant was $3,030,055,771 based on the New York Stock Exchange closing price for such shares on that date. On March 12, 2004, the registrant had 81,431,222 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the registrant's fiscal year are incorporated by reference in Part III.

FORM 10-K

PART I

ITEM 1.    BUSINESS

1(a) GENERAL DEVELOPMENT OF BUSINESS

(i) General.    The Stanley Works ("Stanley" or the "Company") was founded in 1843 by Frederick T. Stanley and incorporated in 1852. Stanley is a worldwide producer of tools and door products for professional, industrial and consumer use. Stanley® is a brand recognized around the world for quality and value.

In 2003, Stanley had net sales of $2.7 billion from continuing operations and employed approximately 13,500 people worldwide. The Company's principal executive office is located at 1000 Stanley Drive, New Britain, Connecticut 06053 and its telephone number is (860) 225-5111.

(ii) Restructuring Activities.    Information regarding the Company's restructuring activities is incorporated herein by reference to the material captioned "Restructuring Activities" in Item 7 and Note O Restructuring, Asset Impairments and Other Special Charges of the Notes to the Consolidated Financial Statements in Item 8.

1(b) FINANCIAL INFORMATION ABOUT SEGMENTS

Financial information regarding the Company's business segments is incorporated herein by reference to the material captioned "Business Segment Results" in Item 7 and Note P Business Segment and Geographic Area of the Notes to the Consolidated Financial Statements in Item 8.

1(c) NARRATIVE DESCRIPTION OF BUSINESS

The Company's operations are classified into two business segments: Tools and Doors.

Tools

The Tools segment manufactures and markets carpenters, mechanics, pneumatic and hydraulic tools as well as tool sets. These products are sold to customers and distributed directly to retailers (including home centers, mass merchants, hardware stores, and retail lumber yards) as well as through third party distributors.

Carpenters tools include hand tools such as measuring instruments, planes, hammers, knives and blades, screwdrivers, saws, chisels, boring tools, masonry, tile and drywall tools, as well as electronic stud sensors, levels, alignment tools and elevation measuring systems. The Company markets its carpenters tools under the Stanley®, FatMax®, MaxGripTM, Powerlock®, IntelliToolsTM, Dynagrip®, and Goldblatt® brands.

Mechanics tools include consumer, industrial and professional mechanics hand tools, including wrenches, sockets, electronic diagnostic tools, tool boxes and high-density industrial storage and retrieval systems. Mechanics tools are marketed under the Stanley®, Proto®, Mac®, Husky®, Jensen®, Vidmar®, ZAG® and BlackhawkTM by Proto ® brands.

Pneumatic tools include Bostitch® fastening tools and fasteners (nails and staples) used for construction, remodeling, furniture making, pallet manufacturing and consumer use and pneumatic air tools marketed under the Stanley® brand (these are high performance, precision assembly tools, controllers and systems for tightening threaded fasteners used chiefly by vehicle manufacturers).

Hydraulic tools include Stanley® hand-held hydraulic tools used by contractors, utilities, railroads and public works as well as LaBounty® mounted demolition hammers and compactors designed to work on skid steer loaders, mini-excavators, backhoes and large excavators.

Doors

The Doors segment manufactures and markets automatic doors, as well as closet doors and systems, home decor, door locking systems, commercial and consumer hardware, security access control systems and patient monitoring devices. Products in the Doors segment include mirrored closet doors and closet organizing systems, automatic doors as well as related door hardware products ranging from hinges, hasps, bolts and latches to shelf brackets and lock sets. Door products are marketed under the Stanley®, Magic-Door® Stanley-Acmetrack, Monarch, Acme®, WanderGuard® , StanVision and BEST® brands and are sold directly to end users and retailers as well as through third party distributors.

Competition

The Company competes on the basis of its reputation for product quality, its well-known brands, its commitment to customer service and strong customer relationships, the breadth of its product lines and its emphasis on product innovation.

The Company encounters active competition in all of its businesses from both larger and smaller companies that offer the same or similar products and services or that produce different products appropriate for the same uses. The Company has a large number of competitors; however, aside from a small number of competitors in the consumer hand tool and consumer hardware business, who produce a range of products somewhat comparable to the Company's, the majority of its competitors compete only with respect to one or more individual products or product lines within a particular line. The Company believes that it is one of the largest manufacturers of hand tools in the world featuring a broader line than any other toolmaker. The Company also believes that it is a leader in the manufacture and sale of pneumatic fastening tools and related fasteners to the construction, furniture and pallet industries as well as a leading manufacturer of hand-held hydraulic tools used for heavy construction, railroads, utilities and public works. In the Doors segment, the Company believes that it is a U.S. leader in commercial hardware products, mirrored closet doors and hardware for sliding, folding and pocket doors and the U.S. leader in the manufacture, sale and installation of automatic sliding and swing powered doors.

Customers

A substantial portion of the Company's products are sold through home centers and mass merchant distribution channels in the U.S. In 2003, approximately 16% of the Company's consolidated sales from continuing operations in the Tools and Doors segments collectively were to one customer. Because a consolidation of retailers in the home center and mass merchant distribution channel is occurring, these customers constitute a growing percent of the Company's sales and are important to the Company's operating results. While this consolidation and the domestic and international expansion of these large retailers provide the Company with opportunities for growth, the increasing size and importance of individual customers creates a certain degree of exposure to potential volume loss. The loss of this one customer as well as certain of the other larger home centers as customers would have a material adverse effect on each of the Company's business segments until either such customers were replaced or the Company made the necessary adjustments to compensate for the loss of business.

Despite the trend toward customer consolidation, the Company has a diversified customer base and is seeking to broaden its customer base further in each business segment by identifying and seeking new channels and customers that it does not currently serve.

Raw Materials

The Company's products are manufactured of steel and other metals, wood and plastic. The raw materials required are available from a number of sources at competitive prices and the Company has multi-year contracts with many of its key suppliers. The Company has experienced no difficulties in obtaining supplies in recent periods. Certain commodity prices, particularly steel, are expected to increase in 2004, but the Company does not anticipate difficulties with respect to adequate supplies of raw materials.

Backlog

At March 6, 2004, the Company had approximately $287 million in unfilled orders compared with $168 million in unfilled orders at March 1, 2003. All of these orders are reasonably expected to be filled within the current fiscal year. Most customers place orders for immediate shipment and as a result, the Company produces primarily for inventory, rather than to fill specific orders.

Patents and Trademarks

Neither business segment is dependent, to any significant degree, on patents, licenses, franchises or concessions and the loss of these patents, licenses, franchises or concessions would not have a material adverse effect on either business segment. The Company owns numerous patents, none of which are material to the Company's operations as a whole. These patents expire at various times over the next 20 years. The Company holds licenses, franchises and concessions, none of which individually or in the aggregate is material to the Company's operations as a whole. These licenses, franchises and concessions vary in duration from one to 20 years.

The Company has numerous trademarks that are used in its businesses worldwide. The STANLEY® and STANLEY in a notched rectangle design trademarks are material to both business segments. These well-known trademarks enjoy a reputation for quality and value and are among the world's most trusted brand names. The Company's tagline, "Make Something Great" is the centerpiece of the brand strategy for both segments. In the Tools segment, the Bostitch®, Powerlock®, Tape Rule Case Design (Powerlock), FatMax®, LaBounty®, MAC®, Proto®, Jensen®, Goldblatt®, Husky®, Vidmar® and Zag® trademarks are also material to the business. In the Doors segment, the BEST® trademark is material to the business. The terms of these trademarks vary from one to 20 years, with most trademarks being renewable indefinitely for like terms.

Environmental Regulations

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

Current laws potentially impose joint and several liabilities upon each PRP. In assessing its potential liability at these sites, the Company has considered the following: the solvency of the other PRP's, whether responsibility is being disputed, the terms of existing agreements, experience at similar sites, and the fact that its volumetric contribution, if any, at these sites is relatively small.

The Company's policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of January 3, 2004, the Company had reserves of approximately $11.5 million, primarily for remediation activities associated with Company-owned properties as well as for Superfund sites, for losses that are probable and estimable.

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

Employees

At January 3, 2004, the Company had approximately 13,500 employees, nearly 6,200 of whom were employed in the U.S. Approximately 1,100 U.S. employees are covered by collective bargaining agreements negotiated with 14 different local labor unions who are, in turn, affiliated with approximately 6 different international labor unions. The majority of the Company's hourly-paid and weekly-paid employees outside the U.S. are not covered by collective bargaining agreements. The Company's labor agreements in the U.S. expire in 2004, 2005, 2006 and 2007. With the exception of an eleven day strike in New Britain and Farmington, Connecticut, there have been no significant interruptions or curtailments of the Company's operations in recent years due to labor disputes. The Company believes that its relationship with its employees is good.

1(d) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Financial information regarding the Company's geographic areas is incorporated herein by reference to Note P Business Segment and Geographic Area of the Notes to the Consolidated Financial Statements in Item 8.

1(e) AVAILABLE INFORMATION

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

ITEM 2.    PROPERTIES

As of January 3, 2004, the Company and its subsidiaries owned or leased material facilities (facilities over 50,000 square feet) for manufacturing, distribution and sales offices in 17 states and 13 foreign countries. The Company believes that its material facilities are suitable and adequate for its business.

Material facilities owned by the Company and its subsidiaries follow:

Tools

Phoenix, Arizona; Visalia, California; Clinton and New Britain, Connecticut; Shelbyville, Indiana; Two Harbors, Minnesota; Hamlet, North Carolina; Columbus, Georgetown and Sabina, Ohio; Allentown, Pennsylvania; East Greenwich, Rhode Island; Cheraw, South Carolina; Dallas and Wichita Falls, Texas; Pittsfield, Vermont; Smiths Falls, Canada; Guang Dong, Peoples Republic of China; Daxing, Peoples Republic of China Pecky, Czech Republic; Besancon Cedex, France; Wieseth, Germany; Chihuahua and Puebla, Mexico; Wroclaw, Poland; Taichung Hsien, Taiwan; and Amphur Bangpakong, Thailand.

Doors

Chatsworth, California; Farmington and New Britain, Connecticut; Indianapolis, Indiana; Richmond, Virginia; Brampton, Canada; Sheffield, England and Guang Dong, Peoples Republic of China.

Corporate Offices

New Britain, Connecticut

Material facilities leased by the Company and its subsidiaries follow:

Tools

New Britain, Connecticut; Miramar, Florida; Covington, Georgia; Fishers, Indiana; Kannapolis, North Carolina; Highland Heights and Columbus, Ohio; Milwaukie, Oregon; Somerton, Australia; Mechelen, Belgium; Oakville and Smiths Falls, Canada; Hellaby, Sheffield, Ecclesfield, Northampton and Worsley, England; Karmiel, Israel; Figino Serenza, and Biassono, Italy.

Doors

Tupelo, Mississippi; Charlotte, North Carolina; Winchester, Virginia; Garland, Texas, Langley, Canada and Marquette, France .

The aforementioned material facilities not being used by the Company include:

Tools

Visalia, California (owned); Hamlet, North Carolina (owned); Wichita Falls, Texas (owned); Worsley (leased) and Ecclesfield, England (leased).

Doors

Richmond, Virginia (owned) and New Britain, Connecticut (owned).

ITEM 3.    LEGAL PROCEEDINGS

In the normal course of business, the Company is involved in various lawsuits, claims, including product liability, environmental and distributor claims, and administrative proceedings. The Company does not expect that the resolution of these matters will have a materially adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of 2003 to a vote of security holders.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is listed and traded on the New York and Pacific Stock Exchanges under the abbreviated ticker symbol "SWK," and is a component of the S&P 500 Composite Stock Price Index. The Company's high and low quarterly stock price on the NYSE for the years ended January 3, 2004 and December 28, 2002 follow:

	2003			2002
	High	Low	Dividend Per Common Share	High	Low	Dividend Per Common Share
Quarter:
First	$36.06	$23.97	$0.255	$52.00	$40.23	$0.24
Second	$28.59	$21.00	$0.255	$51.10	$39.15	$0.24
Third	$30.53	$27.45	$0.26	$43.95	$29.90	$0.255
Fourth	$37.87	$29.47	$0.26	$36.69	$27.31	$0.255
Total			$1.03			$0.99

As of January 3, 2004 there were 13,915 holders of record of the Company's common stock.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial information should be read in conjunction with the Consolidated Financial Statements and related Notes appearing in Item 15 of this Form 10-K (in millions, except per share amounts):

	2003	2002 **	2001 **	2000 **	1999 **
Continuing Operations:
Net sales	$2,678	$2,384	$2,394	$2,541	$2,556
Net earnings	$97	$170	$148	$188	$150
Basic earnings per share:
Continuing operations	$1.15	$1.97	$1.72	$2.16	$1.67
Discontinued operations	$0.13	$0.17	$0.12	$0.07	$0.00
Total basic earnings per share	$1.28	$2.14	$1.85	$2.22	$1.67
Diluted earnings per share:
Continuing operations	$1.14	$1.93	$1.69	$2.15	$1.67
Discontinued operations	$0.13	$0.17	$0.12	$0.07	$0.00
Total diluted earnings per share	$1.27	$2.10	$1.81	$2.22	$1.67
Percent of net sales:
Cost of sales	66.7%	66.9%	64.0%	63.0%	64.5%
Selling, general and administrative	23.8%	22.1%	23.1%	24.0%	26.4%
Interest, net	1.1%	1.0%	1.1%	1.1%	1.1%
Other, net	1.5%	(0.4)%	(0.4)%	0.8%	(0.1)%
Earnings before income taxes	5.0%	10.4%	9.2%	11.2%	9.0%
Net earnings	3.6%	7.1%	6.2%	7.4%	5.9%
Balance sheet data:
Total assets	$2,424	$2,418	$2,056	$1,885	$1,891
Long-term debt	$534	$563	$197	$249	$290
Shareowners' equity	$859	$984	$832	$737	$735
Ratios:
Current ratio	1.6	1.8	1.4	1.6	1.7
Total debt to total capital	44.6%	42.0%	37.3%	38.6%	37.8%
Income tax rate	27.3%	31.6%	32.8%	33.8%	35.0%
Return on average equity	10.5%	18.8%	18.9%	25.5%	21.3%
Common stock data:
Dividends per share	$1.03	$0.99	$0.94	$0.90	$0.87
Equity per share at year-end	$10.56	$11.33	$9.83	$8.65	$8.27
Market price - high	$37.87	$52.00	$46.85	$31.88	$35.00
Market price - low	$21.00	$27.31	$28.06	$18.44	$22.00
Average shares outstanding (in 000's):
Basic	84,143	86,453	85,761	87,407	89,626
Diluted	84,839	88,246	87,467	87,668	89,887
Other information:
Average number of employees	13,316	13,117	14,061	15,815	16,378
Shareowners of record at end of year	13,915	14,053	15,290	16,014	16,947

**	Certain amounts have been restated from earlier published amounts to reflect reclassification of the residential entry door business as a discontinued operation, as discussed in item 15, Footnote U Discontinued Operations of this Form 10-K.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

The Company is a worldwide producer of tools and door products for professional, industrial, and consumer use. The Tools segment manufactures and markets carpenters, mechanics, pneumatic and hydraulic tools as well as tool sets and tool storage units. The Doors segment manufactures and markets automatic doors, as well as closet doors and systems, home décor, door locking systems, commercial and consumer hardware, security access control systems and patient monitoring devices.

The Company has embarked on a growth strategy which will likely alter its portfolio of businesses in the future. This growth strategy encompasses acquisitions and the reduction of risk associated with certain large customer concentrations. The Company believes this strategy will improve the overall profitability of operations. In 2003, acquisitions, primarily Best Access which was completed in November 2002, had a significant favorable impact on the Company. Additionally, the Company entered into a definitive agreement during December 2003 to sell its residential entry door business, and, therefore, this business has been reported as a discontinued operation for all periods. The entry door business contributed $0.13, $0.17, and $0.12 of diluted earnings per share in 2003, 2002, and 2001, respectively. As discussed in Note V Subsequent Events of the Notes to the Consolidated Financial Statements in Item 15 of the Form 10-K, in the first quarter of 2004 the sale of the entry door business, the acquisition of Chicago Steel Tape Co., and tender offers for Blick plc and Frisco Bay Industries Ltd. were completed. The three acquisitions are expected to offset the financial impact associated with the sale of the entry door business.

The Company announced restructuring plans ("Operation 15") in April 2003 to improve the profitability of certain businesses. The restructuring was completed in 2003 and included a workforce reduction of over 1,000 people, the exit from the Mac Tools retail channel ("MacDirect"), and the impairment of certain fixed assets and inventories related primarily to the future consolidation of two distribution facilities. In the second quarter of 2003, the Company recognized $8 million in charges related to compensation payable to the former Chairman and Chief Executive Officer, John M. Trani, pertaining to his retirement effective December 31, 2003. These retirement costs were comprised of severance and pension as specified in an employment contract entered into in 2000.

During 2003, the strengthening of the euro and other foreign currencies had a significant favorable impact on the translation of foreign currency-denominated operating results into U.S. dollars. It is estimated that the favorable impact of foreign currency translation contributed $0.13 of diluted earnings per share in 2003.

RESULTS OF OPERATIONS

Net sales from continuing operations were $2,678 million for 2003, as compared to $2,384 million in 2002, a 12% increase. Acquisitions contributed $266 million, or an 11% increase of net sales. Organic sales volume declined primarily due to the termination of the MacDirect program combined with industrial and consumer channel customers inventory corrections in the first half of 2003. These declines were partially offset by strong fourth quarter 2003 demand in the U.S. Hand Tools and Mechanics Tools businesses, and expanding service operations and share gains at national accounts in the Access Technologies business. Overall, organic sales volume declined 2%, offset by favorable foreign currency translation of 3% due primarily to the European currencies.

Net sales from continuing operations were $2,384 million for 2002 which were relatively flat as compared to $2,394 million in 2001. Sales in 2002 increased 2% from acquisitions, and 1% from the translation of foreign currencies, which strengthened against the U.S. dollar. Organic sales declined 3% principally due to the negative impact of the Mechanics Tools plant consolidation, continued overall price erosion, and ongoing weakness in industrial markets.

During 2003, the Company recorded $109 million of pre-tax restructuring costs, impairment charges, and other exit costs in connection with Operation 15. Certain expenses totaling $8 million related to the retirement of the Company's former Chairman and CEO were recorded in addition to Operation 15 related charges. A summary of the pre-tax charges recorded in 2003 related to these matters is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(Millions of Dollars)
Operation 15
Mac Direct exit
Inventory losses	$4	$3	$—	$—	$7
Receivable losses	10	11	—	4	25
Other Mac	—	14	6	1	21
Distribution Facilities	—	—	—	13	13
Other	—	12	11	20	43
Total Operation 15	$14	$40	$17	$38	$109
Other severance	3	—	—	—	3
CEO retirement	—	8	—	—	8
Total	$17	$48	$17	$38	$120

These charges were classified within the 2003 Consolidated Statement of Operations as follows: (i) Cost of sales — $20 million; (ii) SG&A and Provision for doubtful accounts — $37 million; (iii) Other-net — $10 million; and (iv) Restructuring and asset impairment charges — $53 million.

During 2002, the Company reported a second quarter U.S. pension settlement pre-tax gain of $18 million. Also in the second quarter, the Company incurred $8 million in severance and related expenses associated with selling, general and administrative cost reductions. In the third quarter, the Company reported a $6 million income tax credit related to a favorable foreign tax development. In the fourth quarter, the Company recorded $22 million in non-cash charges for increased inventory and receivable loss provisions and for specific manufacturing equipment impairments related to the following: (1) a reassessment of Mac Tools inventory and accounts receivable valuations, as a result of a new retail control system; (2) an inventory valuation adjustment in Fastening Systems associated with cost estimation process improvements; and (3) impairment of certain fixed assets related primarily to the Wichita Falls and Dallas, Texas plants consolidation. Also in the fourth quarter the Company recorded $5.6 million of accounting corrections. These corrections relate primarily to expense capitalization and depreciation. Other significant credits in 2002 include $11 million in environmental income arising from a settlement with an insurance carrier recognized in the third and fourth quarters. These credits and charges were classified within the 2002 Consolidated Statement of Operations as follows: (i) Net sales — $1 million charge; (ii) Cost of sales — $17 million charge; (iii) SG&A expenses — $10 million charge; (iv) Other-net — $21 million credit; and (v) Income taxes — $6 million credit.

During 2001, the Company recorded charges related to restructuring initiatives totaling $72 million ($18 million incurred in the first quarter and $54 million incurred in the fourth quarter). These costs consisted primarily of severance and asset impairments as the Company continued to rationalize its cost structure and reduce employment. In addition, the Company incurred certain other significant credits and charges during 2001. In the first quarter, the Company recorded a pre-tax $29 million pension curtailment gain pertaining to its U.S. pension plan. Also in the first quarter, the Company recorded $11 million of charges related to several business repositionings. The repositionings were principally in the Tools segment and related to the continuing movement of production, permanent reduction of the overhead cost structure of its manufacturing system, and a series of initiatives at Mac Tools. In the third quarter, the Company recorded a charge of $5 million for severance costs incurred due to lower sales volumes and the continuing weakness in the industrial markets. Also in the third quarter, the Company recorded $3 million in credits for tax benefits. In the fourth quarter, the Company recorded a charge of $6 million for the disposition of inventories associated principally with discontinued manufacturing plants and stock-keeping-units (SKUs). These credits and charges were classified within the 2001 Consolidated Statement of Operations as follows: (i) Net sales — $1 million charge; (ii) Cost of sales — $12 million charge; (iii) SG&A expenses — $8 million charge; (iv) Other-net — $28 million credit; (v) Restructuring and asset impairments — $72 million charge; and (vi) Income taxes — $3 million credit.

The Company reported gross profit from continuing operations of $893 million, or 33.3% of net sales, in 2003, compared to $790 million, or 33.1% of net sales, in 2002. Excluding the $128 million favorable impact of acquisitions, gross profit declined slightly as compared with 2002 primarily due to reduced organic sales volume mentioned previously, inventory losses related to the exit of MacDirect, the impairment of inventories related to the future consolidation of two distribution facilities, and higher retirement plan costs. These negatives were partially offset by favorable material and other productivity variances. The Company anticipates significant commodity inflation in 2004, particularly for steel materials, which is expected to be offset by other productivity improvements.

In 2002, the Company reported gross profit from continuing operations of $790 million, or 33.1% of net sales compared to $861 million or 36.0% of net sales in 2001. The decline in 2002 gross profit is attributed to the following matters: (i) the costs associated with the consolidation of two Mechanics Tools manufacturing plants, related production inefficiencies and sales declines due to related plant supply chain problems; (ii) consumer business price erosion due to the continued customer mix shift towards home centers and mass merchants; (iii) Fastening Systems price erosion associated with intensified generic nail competition as well as a strategy shift to large distributors and away from smaller customers; (iv) a reduction in Last-In, First-Out (LIFO) related inventory benefit in 2002 versus 2001; (v) increased inventory loss provisions; (vi) and lower retirement plan income. These issues were offset, to some extent, by favorable material and other productivity variances, as well as acquisitions which contributed approximately $22 million to gross profit in 2002. Included in gross profit for 2002 were $13 million of charges related to MacDirect and Fastening Systems inventories. Gross profit in 2001 included $13 million of charges related to business repositioning initiatives within the Tools segment and the disposition of inventories principally from discontinued manufacturing plants and SKUs.

Selling, general and administrative expenses (SG&A) from continuing operations, inclusive of the provision for doubtful accounts, were $638 million, or 23.8% of net sales in 2003, compared to $526 million, or 22.1% of net sales, in the prior year. The increase relates to $70 million of incremental expenses from acquisitions, $25 million of receivable losses associated with the MacDirect exit, $8 million of costs related to the retirement of the Company's CEO, higher retirement plan costs, and the negative impact from foreign currency translation.

SG&A expenses from continuing operations were $526 million or 22.1% of net sales in 2002 compared to $553 million or 23.1% of net sales in 2001. The Company reduced spending in many functions, particularly selling expenses in Mac Tools as a result of lower retail distributor headcount. There was a $12 million decline in the provision for doubtful accounts mainly attributable to a decrease in Mac Tools provisions due to lower sales as compared with 2001 and the mix shift from retail to wholesale sales which involve reduced credit risk. These favorable items more than offset a decrease in retirement plan income in 2002. Included in SG&A for 2002 is $10 million in charges from severance and related expenses ($8 million) and Mac Tools receivable losses ($2 million). SG&A expenses in 2001 included $8 million in charges from business repositioning and additional severance charges apart from the restructuring initiatives.

Net interest expense from continuing operations for 2003 was $28 million, an increase of $4 million from $24 million in 2002. This increase was from higher borrowings primarily for acquisitions, partially offset by lower interest rates. Net interest expense from continuing operations for 2002 was $24 million, down slightly from $26 million in 2001. The decrease was a result of lower interest rates and weighted average debt levels in 2002.

Other-net from continuing operations was $40 million in expense for 2003 compared to $9 million in income for 2002. The increase is primarily the result of an $18 million gain in 2002 from the U.S. pension settlement, $12 million of higher losses in 2003 related to the Company's MacAdvantage financing program, a $6 million loss on the sale of the Mac Tools distributor receivable portfolio in 2003, increased intangible amortization expense of $10 million in 2003 associated with acquisitions, and $11 million in income from an environmental settlement with an insurance carrier in 2002, which was offset by a $2 million increase in other environmental expense.

Other-net from continuing operations was $9 million in income for 2002 and 2001, however, there were some significant charges and credits that were recorded in each year. The 2002 amount includes an $18 million gain from the U.S. pension settlement, $8 million in fixed asset impairment losses, and $11 million in income from an environmental settlement with an insurance carrier, which was offset by a $2 million increase in other environmental expense. The 2001 amount includes a $29 million U.S. pension plan curtailment gain and a charge of $2 million related to Mac Tools business repositionings. There was no goodwill amortization expense in 2002, due to adoption of Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Intangible Assets", while goodwill amortization was $8 million in 2001.

The Company's effective income tax rate from continuing operations for 2003 was 27% as compared to 32% for 2002 and 33% for 2001. The tax rate decreases reflect the continued benefit of a higher percentage of taxable income in countries with lower statutory rates, primarily in Europe, Israel, and the Far East. The 2003 effective income tax rate was affected further by the tax benefit from the Operation 15 charges which were predominately U.S. based. The 2003 and 2002 income taxes reflect favorable foreign tax developments that reduced income taxes by $2 million and $6 million, respectively. The 2002 favorable development was offset by the impact of non-deductible excise tax associated with the termination of the defined benefit pension plan. In addition, the Company recorded a non-recurring tax benefit in 2001 amounting to $3 million.

Business Segment Results

The Company utilizes operating profit, which is defined as Net sales minus Cost of sales and SG&A, inclusive of the Provision for doubtful accounts, and its percentage of Net sales as measurements to evaluate the profitability of each segment.

Tools

	2003	2002	2001
	(Millions of Dollars)
Net sales	$1,975	$1,955	$2,008
Operating profit	$163	$209	$267
% of Net sales	8.3%	10.7%	13.3%

Tools sales in 2003 increased 1% as compared to 2002. The sales volume increased slightly as a result of strong fourth quarter 2003 demand in the U.S. Hand Tools and Mechanics Tools businesses and favorable foreign currency translation due primarily to the European currencies, offset partially by declining sales from the termination of the MacDirect program, and industrial and consumer channel customers inventory corrections in the first half of 2003. Tools operating profit was impacted by the charges previously mentioned totaling $55 million in 2003 and $28 million in 2002. The remaining $19 million decrease in operating profit is primarily due to higher retirement plan costs, shift in business mix, and additional price erosion in 2003.

Tools sales declined 2.7% in 2002 as compared to 2001. The sales decrease was mainly the result of price erosion and unfavorable channel mix in several businesses, and the Mechanics Tools plant consolidation previously mentioned, offset by $23 million in higher sales from acquisitions. Tools operating profit was impacted by the charges previously mentioned totaling $28 million in 2002 and $15 million in 2001. The remaining $45 million decline in operating profit was primarily attributable to the previously detailed Mechanics Tools domestic plant consolidation and internal product sourcing matters, price concessions in the consumer and Fastening Systems businesses, lower Last-In, First-Out (LIFO) related inventory valuation change in 2002 as compared with 2001, and increased inventory loss provisions. Cost structure improvements including shifting production to low cost countries and SG&A cost reductions were more than offset by the above items.

Doors

	2003	2002	2001
	(Millions of Dollars)
Net sales from continuing operations	$703	$429	$386
Operating profit from continuing operations	$92	$55	$42
% of Net sales	13.0%	12.8%	10.8%

Doors sales from continuing operations increased by $274 million in 2003, a 64% increase. Acquisitions, primarily Best Access, contributed $255 million, or a 59% increase of net sales. The organic sales volume increased due to expanding service operations and share gains at national accounts in the Access Technologies business. Acquired companies contributed $55 million to operating profit in 2003, offset to some extent by higher retirement plan costs.

Doors sales increased 11.2% in 2002, primarily due to the Best Access and Senior Technologies acquisitions. Increases in Hardware and Access Technologies organic sales were offset by declines in Home Decor. Operating profit was 12.8% of net sales as compared to 10.8% for 2001. Acquired companies contributed $8 million to operating profit in 2002. The remaining increase in operating profit reflects favorable production costs in low cost countries and lower SG&A expenses. The severance charges related to the Doors segment were $1 million in 2002 and $5 million in 2001.

Restructuring Activities

In 2003, the Company recorded $50 million in restructuring and asset impairment charges for the Operation 15 initiative. These charges consisted of $12 million for severance, $27 million of asset impairments and $11 million of other exit costs related to the exit from the Company's MacDirect retail channel. The asset impairments generally relate to assets which are idle mainly as a result of restructuring initiatives and accordingly their book value has been written down to fair value. The Company also recorded $67 million in charges for other exit costs and CEO retirement costs. These charges include $13 million in impaired inventories related to the planned closure of a U.S. distribution facility, $8 million in SG&A for compensation and benefit costs associated with the CEO's retirement, $3 million in other SG&A charges, and $43 million of costs related to the Company's exit from the MacDirect retail channel.

In the first quarter of 2003, the Company recorded $3 million in restructuring reserves for new initiatives, mainly in the Tools segment, pertaining to the further reduction of its cost structure, primarily for severance-related obligations.

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

At January 3, 2004, the restructuring and asset impairment reserve balance was $16 million, which the Company expects to be fully expended by the end of 2004. A summary of the Company's restructuring reserves for the years ended December 28, 2002 to January 3, 2004 is as follows:

	2002	Charges	Usage	2003
	(Millions of Dollars)
Operation 15
Severance	$—	$12	$(9)	$3
Asset Impairments	—	27	(18)	9
Other	—	11	(8)	3
Q1 2003
Severance	—	3	(3)	—
Pre 2003
Severance	6		(6)	—
Other	3		(2)	1
	$9	$53	$(46)	$16

As of January 3, 2004, 86 manufacturing and distribution facilities have been closed as a result of the restructuring initiatives since 1997. In 2003, 2002 and 2001, approximately 1,100, 1,000 and 2,100 employees have been terminated as a result of restructuring initiatives, respectively. Severance payments of $18 million, $26 million and $42 million and other exit payments of $10 million, $4 million and $4 million were made in 2003, 2002 and 2001, respectively. Write-offs of impaired assets were $18 million, $6 million and $8 million in 2003, 2002 and 2001, respectively.

FINANCIAL CONDITION

Liquidity, Sources and Uses of Capital

The Company's primary sources of liquidity are cash flows from operations and borrowings under various credit facilities. The Company has historically generated strong cash flows from operations. In 2003, cash flow from operations was $464 million, as compared to $285 million in 2002. The increase is the result of working capital improvements from receivables of $22 million and inventories of $24 million, cash proceeds of approximately $40 million from the sale of the Mac Tools distributor receivable portfolio, income tax payment deferrals and refunds aggregating $57 million, and $17 million in lower cash payments related to restructuring and other charges in 2003 versus 2002.

In 2002, cash flows from operations were $285 million as compared to $222 million in 2001. In 2002, the Company received a gross pension settlement of $115 million; an ongoing U.S. defined contribution plan was pre-funded with $29 million, and excise and income taxes totaling $48 million were paid, providing a net $38 million cash inflow from the pension settlement. Additionally, the Company renegotiated its payment practices with a major customer enabling acceleration of accounts receivable collections by approximately $30 million. Cash payments related to restructuring and other charges of $42 million in 2002 were comparable to 2001.

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

During 2003, the Company made $260 million in payments on borrowings. In the second quarter of 2003, the Company repurchased 3.9 million shares of common stock and agreed to settle the remainder of its equity hedge through the repurchase of 4.1 million shares over the next four years. The 3.9 million share repurchase was made with $100 million of cash and increased commercial paper borrowings while the 4.1 million share repurchase involved $113 million of term debt. These repurchases of shares under the equity hedge contract, repayment of debt and currency fluctuation, resulted in a $20 million decrease in the Company's short-term and long-term borrowings.

In 2002, the Company received $338 million in net proceeds from issuance of long-term debt, and disbursed $356 million for business acquisitions. The Company made $154 million in payments on borrowings. These debt proceeds and repayments, in addition to debt issuance costs and currency fluctuations, resulted in a $220 million increase in the Company's short-term and long-term borrowings.

The Company has unused short (364 day) and long-term (multi-year) credit arrangements with several banks to borrow up to $350 million at the lower of prime or money market rates. Of this amount, $100 million is long-term. In addition, the Company has short-term lines of credit with numerous foreign banks aggregating $67 million, of which the entire amount was available at January 3, 2004. Short-term arrangements are reviewed annually for renewal. Of the long-term and short-term lines, $350 million is available to support the Company's commercial paper program. In addition to these lines of credit, the Company maintains a facility designed for the securitization of certain trade accounts receivable for purposes of additional liquidity. As of January 3, 2004, the Company's maximum available funds under this arrangement were $87 million, of which the Company had utilized $54 million.

The Company also has numerous assets, predominantly vehicles and equipment, under a one-year term renewable U.S. master personal property lease. Residual value obligations, which approximate the fair value of the related assets, under this master lease were $35 million at January 3, 2004. The Company does not anticipate any material liabilities associated with these transactions.

The following summarizes the Company's significant contractual obligations and commitments that impact its liquidity.

CONTRACTUAL OBLIGATIONS

	Payments Due by Period
	Total	< 1 year	2-3 yrs	4-5 yrs	> 5 yrs
	(Millions of Dollars)
Long-term Debt	$692	$158	$64	$245	$225
Operating Leases	82	21	28	19	14
Unconditional Purchase Commitments	14	9	5	—	—
Other Long-Term Obligations	32	5	9	7	11
Service Contract and ESOP Obligations	55	20	30	5	—
Total Contractual Cash Obligations	$875	$213	$136	$276	$250

Included in the table above are $3 million of unconditional purchase commitments for the entry door business that were assumed by the buyer upon the sale of this discontinued operation in March, 2004. Other long-term obligations primarily relate to deferred compensation commitments to executives.

OTHER COMMERCIAL COMMITMENTS

	Amounts of Commitments Expiration Per Period
	Total	< 1 year	2-3 yrs	4-5 yrs	> 5 yrs
	(Millions of Dollars)
U.S. Lines of Credit	$350	$250	$100	$—	$—
International Lines of Credit	67	67	—	—
Total Commercial Commitments	$417	$317	$100	$—	$—

Short-term borrowings, long-term debt and lines of credit are explained in detail within Note I Long Term Debt and Financing Arrangements of the Notes to the Consolidated Financial Statements in Item 15 of this Form 10-K. Operating leases and other commercial commitments are explained in detail in Note R Commitments of the Notes to the Consolidated Financial Statements in Item 15 of this Form 10-K.

The Company believes that its dividend is an important factor in generating returns for its shareowners. The Company's stated long term policy is to increase dividends by approximately one-half the Company's earnings growth rate, ultimately reaching a dividend payout ratio of 25%. Dividend increases are considered periodically in light of this policy and other considerations. Dividends increased 4.0% in 2003, 5.3% in 2002 and 4.4% in 2001. The Company plans to use a significant portion of free cash flow (operating cash flow less dividends and capital expenditures) to fund future acquisitions in commercial and industrial markets.

Market Risk

Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments. The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates. Exposure to foreign currency risk results because the Company, through its global businesses, enters into transactions and makes investments denominated in multiple currencies. The Company's predominant exposures are in European, Canadian and Asian currencies. Certain cross-currency trade flows arising from sales and procurement activities are consolidated prior to obtaining risk protection, primarily purchased options. The Company is thus able to capitalize on its global positioning by taking advantage of naturally offsetting exposures to reduce the cost of purchasing protection. At times, the Company also enters into forward exchange contracts and purchased options to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables, predominately affiliate transactions. Gains and losses from these hedging instruments offset the gains or losses on the underlying net exposures, assets and liabilities being hedged. Management determines the nature and extent of currency hedging activities, and in certain cases, may elect to allow certain currency exposures to remain unhedged. The Company has also entered into several cross-currency interest rate swaps, to provide a partial hedge of the net investments in certain subsidiaries and better match the cash flows of operations to debt service requirements. Sensitivity to foreign currency exposure risk from these financial instruments at the end of 2003 would have been immaterial based on the potential loss in fair value from a hypothetical 10% adverse movement in all currencies.

The Company's exposure to interest rate risk results from its outstanding debt obligations, short-term investments and derivative financial instruments employed in the management of its debt portfolio. The debt portfolio is managed to achieve capital structure targets and reduce the overall cost of borrowing by using a combination of fixed and floating rate debt as well as interest rate swaps, caps and cross-currency interest rate swaps. The Company's primary exposure to interest rate risk comes from its floating rate debt in the U.S. and Europe and is fairly represented by changes in LIBOR rates. At January 3, 2004, the result of a hypothetical one percentage point increase in short-term LIBOR rates would not have resulted in a material impact on the pre-tax profit of the Company.

Fluctuations in the fair value of the Company's common stock affect ESOP expense as well as diluted shares outstanding as discussed in the U.S. Pension and ESOP section of Management Discussion and Analysis.

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

U.S. Pension and ESOP

In June 2002, the Company recorded an $18 million pre-tax pension settlement gain in other-net. This involved the termination and settlement of the primary U.S. salaried employee plan as well as settlement of most of the liabilities in the ongoing plan for hourly employees. In addition to the settlement gain, the Company recorded $8 million of operating income related to these plans in 2002, whereas in 2003 the ongoing hourly plan resulted in $2 million of expense.

As detailed in Note M Employee Benefit Plans of the Notes to the Consolidated Financial Statements in Item 15 of this Form 10-K, the Company has an Employee Stock Ownership Plan (ESOP) under which the ongoing U.S. defined contribution and 401(k) plans are funded. Overall ESOP expense is affected by the market value of Stanley stock on the monthly dates when shares are released. In 2003, the market value of shares released averaged $29.30 per share and the net ESOP expense was $9 million. In 2002, the market value of shares released averaged $39.62 per share and the net ESOP expense was negligible.

The Company provides a 5% guaranteed rate of return on participant contributions made to the tax deferred savings plan (401K) prior to July 1998 when all contributions were invested in Stanley common stock. The value of the shares participants purchased prior to July 1998 along with the 5% cumulative guaranteed rate of return on Stanley common stock is known as an Investment Protection Account (IPA). Beginning in July 1998 the investment options for plan participant contributions were enhanced to include a variety of investment funds in addition to the Company's common stock, and there is no guaranteed rate of return to participants on any contributions made after that time. The IPA guarantee is included in the actuarial valuation of the ongoing U.S. pension plan. Payments related to the IPA guarantees, if they have any value, would be made to participants over a period of many years generally as they retire. In the event the market value of Stanley common stock declines, additional costs may be triggered by the IPA benefit guarantee.

New Accounting Standards

Refer to Note A Significant Accounting Policies of the Notes to the Consolidated Financial Statements in Item 15 of this Form 10-K for a discussion of new accounting pronouncements and the potential impact to the Company's consolidated results of operations and financial position.

CRITICAL ACCOUNTING ESTIMATES

Preparation of the Company's financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Significant accounting policies used in the preparation of the Consolidated Financial Statements are described in Note A Significant Accounting Policies of the Notes to the Consolidated Financial Statements in Item 15 of this Form 10-K. Management believes the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters with inherent uncertainty. The most significant areas involving management estimates are described below. Actual results in these areas could differ from management's estimates.

Allowance for Doubtful Accounts

Stanley's estimate for its allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where information indicates the customers may have an inability to meet financial obligations, such as bankruptcy. In these cases, the Company uses its judgment, based on the best available facts and circumstances, to record a specific reserve for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received. Second, a reserve is established for all customers based on a range of percentages applied to receivables aging categories. These percentages are based on historical collection and write-off experience.

If circumstances change, for example the occurrence of higher than expected defaults or a material adverse change in a major customer's ability to meet its financial obligation to the Company, estimates of the recoverability of receivable amounts due could be reduced.

Inventories — Lower of Cost or Market, Slow Moving and Obsolete

U.S. inventories are generally valued at the lower of LIFO cost or market. The calculation of LIFO reserves, and therefore the net inventory valuation, is affected by inflation and deflation in inventory components. The Company ensures all inventory is valued at the lower of cost or market, and continually reviews the book value of discontinued product lines and SKUs to determine that these items are properly valued. The Company identifies these inventories and assesses the ability to dispose of them at a price greater than cost. If it is determined that cost is less than market value, then cost is used for inventory valuation. If market value is less than cost, then the Company writes down the related inventory to that value. If a write down to the current market value is necessary, the market value cannot be greater than the net realizable value, or ceiling (defined as selling price less costs to complete and dispose), and cannot be lower than the net realizable value less a normal profit margin, also called the floor. The Company also continually evaluates the composition of its inventory and identifies obsolete and/or slow-moving inventories. Inventory items identified as obsolete and/or slow-moving are evaluated to determine if reserves are required. If the Company is not able to achieve its expectations regarding net realizable value of inventory at its current value, reserves would have to be adjusted accordingly.

Goodwill and Intangible Assets

The Company completed acquisitions in 2003 and 2002 valued at $23 million and $359 million, respectively. The assets and liabilities of acquired businesses are recorded under the purchase method at their fair values at the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. The Company had recorded goodwill of $433 million at January 3, 2004.

In accordance with SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing. The identification and measurement of goodwill and unamortized intangibles impairment involves the estimation of the fair value of reporting units. The estimates of fair value of reporting units are based on the best information available at the date of assessment, which primarily incorporate management assumptions about future cash flows. Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities. While the Company has not recorded intangibles impairment losses in several years, it is possible impairments may occur in the future in the event expected cash flows change significantly. Specifically, the Specialty Tools and Fastening Systems reporting units have been experiencing operating margin declines due to the depressed technology industry and intensified competition, respectively. In recent quarters, however, Fastening Systems operating margins have begun to improve. Specialty Tools and Fastening Systems had $73 million and $38 million, respectively, of recorded goodwill at January 3, 2004. There is potential for future goodwill impairment losses if Specialty Tools and Fastening Systems projected profits and cash flows significantly decline from current levels. See Note G Goodwill and Other Intangible Assets of the Notes to the Consolidated Financial Statements in Item 15 of this Form 10-K for further discussion.

Property, Plant and Equipment (PP&E)

The Company generally values PP&E at historical cost less accumulated depreciation. Impairment losses are recorded when indicators of impairment, such as plant closures, are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The impairment loss is quantified by comparing the carrying amount of the assets to the weighted average discounted cash flows, which consider various possible outcomes for the disposition of the assets (i.e. sale, leasing, etc.). Primarily as a result of plant rationalization, certain facilities and equipment are not currently used in operations. The Company has recorded impairment losses related to unused assets and additional such losses may potentially occur in the future.

Risk Insurance

To some extent, the Company self insures for various business exposures. For domestic workers' compensation and product liability, the Company generally purchases outside insurance coverage only for catastrophic losses ("stop loss" insurance). The two risk areas involving the most significant accounting estimates are workers' compensation and product liability (liability for alleged injuries associated with the Company's products). Actuarial valuations performed by an outside risk insurance expert form the basis for workers' compensation and product liability loss reserves recorded. The actuary contemplates the Company's specific loss history, actual claims reported, and industry trends among statistical and other factors to determine the range of estimated reserve required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims as well as for incurred but not yet reported claims. The specific reserves for individual known claims are quantified by third party administrator specialists (insurance companies) for workers' compensation and by in-house legal counsel in consultation with outside attorneys for product liability. The cash outflows related to risk insurance claims are expected to occur over approximately 8 to 10 years, and the present value of expected claim payments is reserved. The Company believes the liability recorded for such risk insurance reserves as of January 3, 2004 is adequate, but due to judgments inherent in the reserve process it is possible the ultimate costs will differ from this estimate.

Income Taxes

The future tax benefit arising from net deductible temporary differences and tax carryforwards is $84 million at January 3, 2004 and $108 million at December 28, 2002. Management believes earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits. For those jurisdictions where the expiration date of tax carryforwards or the projected operating results indicate that realization is not likely, a valuation allowance is provided. The valuation allowance as of January 3, 2004 amounted to $21 million.

In assessing the need for a valuation allowance, the Company estimates future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event the Company were to determine that it would not be able to realize all or a portion of its deferred tax assets in the future, the Company would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net carrying amounts, the Company would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. See Note Q Income Taxes of the Notes to the Consolidated Financial Statements in Item 15 of this Form 10-K for further discussion.

OFF-BALANCE SHEET ARRANGEMENTS

The Company's off-balance sheet arrangements include the following:

Receivable Securitizations

The Company has agreements to sell, on a revolving basis, pools of accounts and notes receivables to a Qualified Special Purpose Entity (QSPE), which qualifies to be accounted for as an unconsolidated subsidiary. The entity is designed to facilitate the securitization of certain trade accounts receivable. Assets and related debt off-balance sheet were both $54 million at January 3, 2004. The Company is responsible for servicing these accounts while the QSPE bears the risk of non-collection. The proceeds from sales of eligible receivables to the QSPE were $21 million in 2003. There were no gains or losses on these sales.

In 2003 the Company acquired a third party's interest in a Special Purpose Entity (SPE) which supports the Mac Tools extended financing programs. As a result, the entity became non-qualifying and the net assets which consist primarily of notes receivable of $56.4 million at January 3, 2004 have been consolidated in the Company's balance sheet. No gains or losses related to sales to the Company were recorded. During 2003, the Company sold approximately $40 million of receivables of this portfolio to a third party.

Synthetic Leases

The Company is a party to synthetic leasing programs for two of its major distribution centers. The programs qualify as operating leases for accounting purposes, where only the monthly lease amount is recorded in the income statement and the liability and value of underlying assets are off-balance sheet. The reasons for these programs are primarily to reduce overall cost and to retain flexibility. As of January 3, 2004, the estimated fair values of assets and remaining obligations for these two properties were $37 million and $28 million, respectively.

CAUTIONARY STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Certain statements contained in this Annual Report to shareowners, including the statements regarding the Company's ability (i) to improve the overall profitability of the Company's operations; (ii) to offset the impact associated with the sale of the entry door business through three acquisitions; (iii) to offset anticipated commodity price inflation with other productivity improvements; (iv) to increase revenue; (v) to increase shareholder returns and dividends and (vi) to complete restructuring activities within existing restructuring and asset impairment reserves by the end of the third quarter are forward looking and are based on current expectations and involve inherent risks and uncertainties, including factors listed below and other factors that could delay, divert or change any of them, and could cause actual outcomes and results to differ materially from current expectations.

The Company's ability to achieve the results described above is dependent on (i) the success of the Company's efforts to efficiently and promptly integrate the announced acquisitions and the sales related thereto; (ii) the success of the Company's efforts to restructure its Mac Tools organization in order to return it to profitability, including, without limitation, the Company's ability to liquidate certain Mac Tools assets at a satisfactory price; (iii) the continued ability of the Company to access credit markets under satisfactory terms; (iv) the success of the Company's marketing and sales efforts; (v) continued improvements in productivity and cost reductions; (vi) the continued improvement in the payment terms under which the Company buys and sells goods, materials and products; (vii) the reduction of selling, general and administrative expenses as a percentage of sales; (viii) the success of recruiting programs and other efforts to maintain or expand overall Mac Tools truck count; (ix) the Company's ability to fulfill demand for its products in a timely manner; (x) the absence of increased pricing pressures from customers and competitors and the ability to defend market share in the face of price competition; (xi) the continued ability to effectively manage and defend litigation matters pending or asserted in the future against the Company; (xii) the absence of increasing commodity costs or the ability to reduce other costs to offset such increases and the availability of raw materials.

The Company's ability to achieve the objectives discussed above will also be affected by external factors. These external factors include the continued consolidation of customers in consumer channels,

inventory management pressures of the Company's customers, changes in trade, monetary, tax and fiscal policies and laws, inflation, currency exchange fluctuations, the impact of dollar/foreign currency exchange and interest rates on the competitiveness of products and the Company's debt program, the strength of the U.S. economy and the relative strength or weakness of foreign currencies, including but not limited to the Euro, Canadian dollar, the New Taiwan dollar and the Chinese Renminbi, war, terrorist activities, political unrest and recessionary or expansive trends in the economies of the world in which the Company operates.

Unless required by applicable federal securities laws, the Company undertakes no obligation to publicly update or revise any forward looking statements to reflect events or circumstances that may arise after the date hereof.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company incorporates by reference the material captioned "Market Risk" in Item 7 and the material in Note J of the Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15 for an index to Financial Statements and Financial Statement Schedules. Such Financial Statements and Financial Statement Schedules are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

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

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Items 401 and 405 of Regulation S-K, except for Item 401 with respect to the executive officers as described below, is incorporated herein by reference to the information set forth in the Company's definitive proxy statement (which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the close of the Company's fiscal year) under the headings "Information Concerning Nominees for Election as Directors," "Information Concerning Directors Continuing in Office," "Board of Directors," and "Section 16(a) — Beneficial Ownership Reporting Compliance." In addition to Business Conduct Guidelines that apply to all Directors and Employees of the Company, the Company has adopted a Code of Ethics that applies to the Company's Chief Executive Officer and all senior financial officers, including the Chief Financial Officer and principal accounting officer. A copy of the Company's Code of Ethics is available on the Company's website, www.stanleyworks.com.

Executive Officers

The following is a list of the executive officers of the Company as of March 1, 2004:

Name, Age (as of 1/3/2004) Birth date	Office	Elected to Office
B.H. Beatt (51) (07/24/52)	Vice President, General Counsel and Secretary. Joined Stanley October 2000; Vice President, General Counsel and Secretary, Dexter Corporation (1991).	10/09/00
J.J. DeAngelo (42) (08/02/61)*	Executive Vice President — Tools Group. Joined Stanley March 25, 2003; President and Chief Executive Officer, GE TIP/Modular Space, GE Capital (2002); Chief Operating Officer, GE Appliances (2000); Vice President, E-Business, GE Appliances (1999); General Manager, Six Sigma, GE Appliances (1998).	04/22/03
John F. Lundgren (52) (09/03/51)	Chairman and Chief Executive Officer, March 1, 2004. Joined Stanley March 1, 2004. President, European Consumer Products, Georgia-Pacific Corporation (2000); President, European Consumer Products, Fort James Corporation (1997).	03/01/04
J.H. Garlock Jr. (49) (06/05/54)	Vice President, The Stanley Works, and President, Stanley Fastening Systems, October 2002. Joined Stanley September 2000 as President, Stanley Doors; President, Porter Cable Corporation (1997).	10/28/02
W.D. Hill (54) (09/18/49)	Vice President, Engineering and Technology — Tools Group. Joined Stanley 1997 as Vice President, Engineering.	09/17/97
P.M. Isabella (48) (10/14/55)	Vice President — Tools Group Operations and Global Sourcing. Joined Stanley May 1999 as Vice President, Operations; Vice President Operations, GE Industrial Systems (January 1998);.	10/18/01

Name, Age (as of 1/3/2004) Birth date	Office	Elected to Office
J.M. Loree (45) (06/14/58)	Executive Vice President, September 2002, and Chief Financial Officer. Joined Stanley July 1999; Vice President, Finance & Strategic Planning, GE Capital Auto Financial Services (1997).	07/19/99
M.J. Mathieu (51) (02/20/52)	Vice President, Human Resources. Joined Stanley September 1997.	09/17/97
D.R. McIlnay (53) ** (06/11/50)	President, Doors, April 2003. Joined Stanley October 1999 as President, Consumer Sales Americas; President & Chief Executive Officer, The Gibson-Homans Company (1997).	10/04/99

*	On February 9, 2004, Mr. DeAngelo announced his resignation from the Company. The Company expects he will conclude his employment on April 2, 2004
**	On February 9, 2004, Mr. McIlnay was named President — Tools Group, effective April 2, 2004.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is incorporated herein by reference to the information set forth under the section entitled "Executive Compensation" of the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the close of the Company's fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 201(d) and 403 of Regulation S-K, except for the equity compensation plan information that follows, is incorporated herein by reference to the information set forth under the sections entitled "Security Ownership" and "Executive Compensation" of the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the close of the Company's fiscal year.

EQUITY COMPENSATION PLAN INFORMATION

Compensation plans under which the Company's equity securities are authorized for issuance at January 3, 2004 follow:

	(A)	(B)	(C)
Plan category	Number of securities to be issued upon exercise of outstanding options and restricted stock shares	Weighted-average exercise price of outstanding options and restricted stock shares	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	10,995,285	$30.14	21,266,671
Equity compensation plans not approved by security holders	(a)	(a)	(a)
Total	10,995,285	$30.14	21,266,671

(a)	There is a non-qualified deferred tax savings plan for highly compensated salaried employees which mirrors the qualified plan provisions but was not specifically approved by security holders. U.S. employees are eligible to contribute from 1% to 15% of their salary to a tax deferred savings plan as described in the Employee Stock Ownership Plan (ESOP) section of Item 15 Note M

Employee Benefit Plans to the Consolidated Financial Statements of this Form 10-K. The Company contributes an amount equal to one-half of the employee contribution up to the first 7% of their salary, all of which is invested in Stanley common stock for qualified employees. The same matching arrangement is provided for highly compensated salaried employees in the "non-qualified" plan, except that the arrangement for these employees is outside of the ESOP, and is not funded in advance of distributions. Shares of the Company's common stock may be issued at the time of a distribution from the plan. The number of securities remaining available for issuance under the plan at January 3, 2004 is not determinable, since the plan does not authorize a maximum number of securities.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to the information set forth under the section entitled "Fees of Independent Auditors" of the Company's definitive proxy statement, which will be filed pursuant to the Regulation 14A under the Exchange Act within 120 days after the close of the Company's fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Index to documents filed as part of this report:

1. and 2. Financial Statements and Financial Statement Schedules.

The response to this portion of Item 15 is submitted as a separate section of this report beginning with an index thereto on page 25.

3. Exhibits

See Exhibit Index in this Form 10-K on page 63.

(b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

Date of Report	Items Reported
January 2, 2004	Press Release dated January 2, 2004 announcing the election of John D. Opie to serve as Interim Chairman.
December 18, 2003	Press Release dated December 18, 2003, issued by The Stanley Works, announcing a recommended offer to acquire 100% of the outstanding share capital of Blick plc.
December 12, 2003	Press Release dated December 12, 2003 announcing an agreement to acquire Chicago Steel Tape Co. and certain related assets and affiliated companies.
December 8, 2003	Press Releases dated December 8, 2003 (i) announcing an agreement to sell the Company's residential entry door business, and (ii) providing information regarding fourth quarter revenue growth and updated 2003 earnings guidance.

November 25, 2003	Temporary suspension of trading under the Company's employee benefit plans and Notice to Directors and Executive Officers regarding blackout period.
October 22, 2003	Press Release dated October 22, 2003 announcing third quarter 2003 results and providing fourth quarter and full year 2003 guidance.

(c) See Exhibit Index in this Form 10-K on page 63.

(d) The response in this portion of Item 15 is submitted as a separate section of this Form 10-K with an index thereto beginning on page 25.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE STANLEY WORKS
By /s/ John F. Lundgren John F. Lundgren, Chairman and Chief Executive Officer

March 16, 2004

/s/ John F. Lundgren ____________________________________ John F. Lundgren, Chairman and Chief Executive Officer	/s/ James M. Loree ____________________________________ James M. Loree, Executive Vice President and Chief Financial Officer
/s/ Donald Allan Jr. ____________________________________ Donald Allan Jr., Vice President, and Corporate Controller	* ____________________________________ John G. Breen, Director
* ____________________________________ Robert G. Britz, Director	* ____________________________________ Stillman B. Brown, Director
* ____________________________________ Virgis W. Colbert, Director	* ____________________________________ Emmanuel A. Kampouris, Director
* ____________________________________ Eileen S. Kraus, Director	* ____________________________________ John D. Opie, Director
* ____________________________________ Kathryn D. Wriston, Director

*By: /s/ Bruce H. Beatt
Bruce H. Beatt
(As Attorney-in-Fact)

FORM 10-K

ITEM 15(a) (1) AND (2)

THE STANLEY WORKS AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Schedule II—Valuation and Qualifying Accounts of The Stanley Works and subsidiaries is included in Item 15 (page 27).

Report of Independent Auditors (page 28)

Consolidated Statements of Operations—fiscal years ended January 3, 2004, December 28, 2002, and December 29, 2001 (page 29).

Consolidated Balance Sheets—January 3, 2004 and December 28, 2002 (page 30).

Consolidated Statements of Cash Flows—fiscal years ended January 3, 2004, December 28, 2002, and December 29, 2001 (page 31).

Consolidated Statements of Changes in Shareowners' Equity—fiscal years ended January 3, 2004, December 28, 2002, and December 29, 2001 (page 32).

Notes to Consolidated Financial Statements (page 33).

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Consent of Independent Auditors

We consent to the incorporation by reference in the following registration statements of The Stanley Works and subsidiaries of our report dated January 28, 2004, except for Note V, as to which the date is March 9, 2004, with respect to the Consolidated Financial Statements and schedule of The Stanley Works and subsidiaries included in this Annual Report (Form 10-K) for the year ended January 3, 2004.

•    Registration Statement (Form S-8 No. 2-93025)
•    Registration Statement (Form S-8 No. 2-96778)
•    Registration Statement (Form S-8 No. 2-97283)
•    Registration Statement (Form S-8 No. 33-16669)
•    Registration Statement (Form S-3 No. 33-12853)
•    Registration Statement (Form S-3 No. 33-19930)
•    Registration Statement (Form S-8 No. 33-39553)
•    Registration Statement (Form S-8 No. 33-41612)
•    Registration Statement (Form S-3 No. 33-46212)
•    Registration Statement (Form S-3 No. 33-47889)
•    Registration Statement (Form S-8 No. 33-55663)
•    Registration Statement (Form S-8 No. 33-62565)
•    Registration Statement (Form S-8 No. 33-62567)
•    Registration Statement (Form S-8 No. 33-62575)
•    Registration Statement (Form S-8 No. 333-42346)
•    Registration Statement (Form S-8 No. 333-42582)
•    Registration Statement (Form S-8 No. 333-64326)
•    Registration Statement (Form S-4 No. 333-89200)

/s/ ERNST & YOUNG LLP

Hartford, Connecticut
March 16, 2004

Schedule II — Valuation and Qualifying Accounts
The Stanley Works and Subsidiaries
Fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001
(Millions of Dollars)

		ADDITIONS
Description	Beginning Balance	Charged to Costs and Expenses		(b) Charged To Other Accounts	(a) Deductions	Ending Balance
Allowance for Doubtful Accounts:
Year Ended 2003
Current	$26.2	$49.7	(c)	$2.5	$38.6	$39.8	(c)
Non-current	1.2	10.9	(c)	5.3	7.0	10.4	(c)
Year Ended 2002:
Current	31.9	6.7		2.4	14.8	26.2
Non-current	1.4	—		(0.2)	—	1.2
Year Ended 2001:
Current	40.7	17.0		(2.0)	23.8	31.9
Non-current	0.6	—		1.0	0.2	1.4
Tax Valuation Allowance:
Year Ended 2003:	$15.2	$10.7		$—	$4.5	$21.4
Year Ended 2002:	21.0	3.3		—	9.1	15.2
Year Ended 2001:	16.1	6.8		—	1.9	21.0
Inventory Reserves:
Year Ended 2003:	$75.1	$53.4		$0.2	$66.3	$62.4
Year Ended 2002:	56.0	45.5		2.2	28.6	75.1
Year Ended 2001:	84.7	8.9		0.2	37.8	56.0

(a)	Represents doubtful accounts charged-off, less recoveries of accounts previously charged-off.
(b)	Represents foreign currency translation impact, acquisitions, and net transfers to / from other accounts.
(c)	In 2003 the Company acquired a third party's interest in a special purpose entity which supports the Mac Tools extended financing programs. As a result, the entity became non-qualifying and the net assets, which consist of net notes receivable of $56.4 million at January 3, 2004, have been consolidated in the Company's balance sheet. Other-net in the 2003 Consolidated Statement of Operations includes $24.5 million of financing receivable losses for these programs, including $9.7 million pertaining to the exit from the Mac Tools retail channel. The related allowance for doubtful accounts of $14.8 million at January 3, 2004 for the Mac Tools extended financing programs is comprised of $5.6 million current and $9.2 million long-term reserves.

REPORT OF INDEPENDENT AUDITORS

The Shareowners
The Stanley Works

We have audited the accompanying Consolidated Balance Sheets of The Stanley Works and subsidiaries as of January 3, 2004 and December 28, 2002, and the related Consolidated Statements of Operations, Changes in Shareowners' Equity, and Cash Flows for each of the three fiscal years in the period ended January 3, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the consolidated financial position of The Stanley Works and subsidiaries at January 3, 2004 and December 28, 2002, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 3, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as whole, presents fairly in all material respects the information set forth therein.

As discussed in Note G to the Consolidated Financial Statements, effective December 30, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."

/s/ ERNST & YOUNG LLP

Hartford, Connecticut
January 28, 2004
except for Note V, as to which the date is
March 9, 2004

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal years ended January 3, 2004, December 28, 2002
and December 29, 2001
(Millions of Dollars, except per share amounts)

	2003	2002	2001
Net Sales	$2,678.1	$2,383.6	$2,393.8
Costs and Expenses
Cost of sales	$1,785.3	$1,593.7	$1,532.4
Selling, general and administrative	601.7	519.0	535.7
Provision for doubtful accounts	36.1	6.7	17.0
Interest income	(5.9)	(4.0)	(6.7)
Interest expense	34.2	28.4	32.3
Other-net	40.5	(9.0)	(8.8)
Restructuring charges and asset impairments	53.2	—	72.2
	$2,545.1	$2,134.8	$2,174.1
Earnings from Continuing Operations Before Income Taxes	133.0	248.8	219.7
Income Taxes	36.3	78.5	71.9
Net Earnings from Continuing Operations	$96.7	$170.3	$147.8
Net Earnings from Discontinued Operations	11.2	14.7	10.5
Net Earnings	$107.9	$185.0	$158.3

Basic earnings per share of common stock:
Continuing operations	$1.15	$1.97	$1.72
Discontinued operations	0.13	0.17	0.12
Total basic earnings per share of common stock	$1.28	$2.14	$1.85
Diluted earnings per share of common stock:
Continuing operations	$1.14	$1.93	$1.69
Discontinued operations	0.13	0.17	0.12
Total diluted earnings per share of common stock	$1.27	$2.10	$1.81

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

January 3, 2004 and December 28, 2002
(Millions of Dollars)

	2003	2002
ASSETS
Current Assets
Cash and cash equivalents	$204.4	$121.7
Accounts and notes receivable	482.4	536.1
Inventories	377.1	408.6
Deferred taxes	23.6	21.2
Prepaid expenses	61.3	65.2
Assets held for sale	37.9	47.0
Other current assets	14.0	11.4
Total Current Assets	1,200.7	1,211.2

Property, Plant and Equipment	413.3	474.1
Goodwill	432.8	347.9
Other Intangible Assets	210.5	197.0
Other Assets	166.5	188.0
Total Assets	$2,423.8	$2,418.2

LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
Short-term borrowings	$—	$140.1
Current maturities of long-term debt	157.7	8.6
Accounts payable	240.2	238.9
Accrued expenses	326.4	266.5
Liabilities held for sale	29.2	27.9
Total Current Liabilities	753.5	682.0
Long-Term Debt	534.5	563.2
Other Liabilities	277.2	189.2
Commitments and Contingencies (Notes R and T)

Shareowners' Equity
Preferred stock, without par value: Authorized and unissued 10,000,000 shares
Common stock, par value $2.50 per share:
Authorized 200,000,000 shares; issued 92,343,410 shares in 2003 and 2002	237.6	230.9
Retained earnings	1,202.1	1,244.6
Accumulated other comprehensive loss	(84.2)	(123.4)
ESOP debt	(173.8)	(180.8)
	1,181.7	1,171.3

Less: cost of common stock in treasury (11,066,589 shares in 2003 and 5,508,293 shares in 2002)	323.1	187.5
Total Shareowners' Equity	858.6	983.8
Total Liabilities and Shareowners' Equity	$2,423.8	$2,418.2

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal years ended January 3, 2004, December 28, 2002
and December 29, 2001
(Millions of Dollars)

	2003	2002	2001
Operating Activities:
Net earnings	$107.9	$185.0	$158.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	86.5	71.2	81.8
Provision for doubtful accounts	36.0	6.7	17.2
Restructuring and asset impairments	53.2	—	72.4
Other non-cash items	38.1	29.4	1.2
Changes in operating assets and liabilities:
Accounts and notes receivable	62.3	29.0	(32.6)
Inventories	24.1	(8.4)	(14.6)
Accounts payable and accrued expenses	20.5	3.4	(66.8)
Income taxes	16.5	(49.1)	25.7
Other	19.2	17.9	(21.0)
Net cash provided by operating activities	464.3	285.1	221.6
Investing Activities:
Capital expenditures	(31.4)	(37.2)	(55.7)
Capitalized software	(8.0)	(15.1)	(17.4)
Proceeds from sales of assets	4.7	11.5	9.8
Business acquisitions	(22.3)	(355.9)	(79.3)
Other	5.0	1.2	(27.2)
Net cash used in investing activities	(52.0)	(395.5)	(169.8)
Financing Activities:
Payments on long-term debt	(18.1)	(115.0)	(2.4)
Proceeds from long-term borrowings	3.3	352.5	75.0
Net repayments of short-term financing	(140.8)	(39.3)	(29.3)
Debt issuance costs	(0.3)	(15.0)	—
Equity hedge settlement	(101.0)	—	—
Proceeds from issuance of common stock	4.3	17.4	25.4
Purchase of common stock for treasury	—	—	(11.0)
Cash dividends on common stock	(86.1)	(85.6)	(80.5)
Net cash provided by (used in) financing activities	(338.7)	115.0	(22.8)
Effect of exchange rate changes on cash	9.1	1.9	(7.4)
Increase in cash and cash equivalents	82.7	6.5	21.6
Cash and cash equivalents, beginning of year	121.7	115.2	93.6
Cash and cash equivalents, end of year	$204.4	$121.7	$115.2

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY

Fiscal years ended January 3, 2004, December 28, 2002
and December 29, 2001
(Millions of Dollars, except per share amounts)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	ESOP Debt	Treasury Stock	Shareowners' Equity
Balance December 30, 2000	$230.9	$1,039.6	$(124.5)	$(194.8)	$(214.7)	$736.5
Comprehensive income:
Net earnings		158.3				158.3
Currency translation adjustment and other			(12.6)			(12.6)
Minimum pension liability			(1.8)			(1.8)
Total comprehensive income						143.9
Cash dividends declared-$0.94 per share		(80.5)				(80.5)
Issuance of common stock		(9.0)			35.6	26.6
Purchase of common stock					(10.8)	(10.8)
Equity hedge shares received		67.0			(67.0)	—
Tax benefit related to stock options		3.7				3.7
ESOP debt decrease and tax benefit		5.8		7.1		12.9
Balance December 29, 2001	230.9	1,184.9	(138.9)	(187.7)	(256.9)	832.3
Comprehensive income:
Net earnings		185.0				185.0
Currency translation adjustment and other			17.8			17.8
Minimum pension liability			(2.3)			(2.3)
Total comprehensive income						200.5
Cash dividends declared-$0.99 per share		(85.6)				(85.6)
Issuance of common stock		(5.1)			27.8	22.7
Equity hedge shares delivered		(41.6)			41.6	—
Tax benefit related to stock options		3.0				3.0
ESOP debt decrease and tax benefit		4.0		6.9		10.9
Balance December 28, 2002	230.9	1,244.6	(123.4)	(180.8)	(187.5)	983.8
Comprehensive income:
Net earnings		107.9				107.9
Currency translation adjustment and other			49.7			49.7
Minimum pension liability			(3.8)			(3.8)
Total comprehensive income						153.8
Cash dividends declared-$1.03 per share		(86.1)				(86.1)
Issuance of common stock		(2.1)			12.4	10.3
Minority interest common stock	6.7		(6.7)			—
Equity hedge shares delivered		(66.0)			66.0	—
Restructured equity hedge settlement					(214.0)	(214.0)
Tax benefit related to stock options		0.3				0.3
ESOP debt decrease and tax benefit		3.5		7.0		10.5
Balance January 3, 2004	$237.6	$1,202.1	$(84.2)	$(173.8)	$(323.1)	$858.6

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries which require consolidation, after the elimination of intercompany accounts and transactions. The Company's fiscal year ends on the Saturday nearest to December 31. There were 53 weeks in fiscal year 2003 and 52 weeks in fiscal years 2002 and 2001.

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

Foreign Currency Translation

For foreign operations with functional currencies other than the U.S. dollar, asset and liability accounts are translated at current exchange rates; income and expenses are translated using weighted average exchange rates. Resulting translation adjustments, as well as gains and losses from certain intercompany transactions, are reported in a separate component of shareowners' equity. Translation adjustments for operations in highly inflationary economies and exchange gains and losses on transactions are included in earnings, and amounted to net (gains)/losses for 2003, 2002 and 2001 of $(4.8) million, $0.6 million and $(3.3) million, respectively.

Cash Equivalents

Highly liquid investments with original maturities of three months or less are considered cash equivalents.

Accounts Receivable

Trade receivables are stated at gross invoice amount less discounts, other allowances, returns and provision for uncollectible accounts. The Company extends long-term credit to customers to fund the Mac Advantage financing program and also provides long-term secured financing to Mac Tools wholesale distributors. Interest on these loans accrues until the loan becomes delinquent, typically when payments are 120 days past due, at which the time they are written off. Payments received related to these loans subsequent to being written off are recorded as recoveries to the allowance for doubtful accounts. The net activity of the Mac Tools extended financing programs is classified in Other-net in the Consolidated Statements of Operations.

Allowance for Doubtful Accounts

The Company estimates its allowance for doubtful accounts using two methods. First, a specific reserve is established for individual accounts where information is available that customers may have an inability to meet financial obligations. Second, a reserve is determined for all customers based on a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. Actual write offs are charged against the allowance when internal collection efforts have been unsuccessful, generally when payments are more than 120 days past due.

Inventories

U.S. inventories, aside from the Best and Home Décor businesses and recent small acquisitions, are valued at the lower of Last-In, First-Out (LIFO) cost or market. Other inventories are generally valued at the lower of First-In, First-Out (FIFO) cost or market.

Property, Plant and Equipment (PP&E)

The Company generally values PP&E on the basis of historical cost less accumulated depreciation. Depreciation is provided using straight-line methods over the estimated useful lives of the assets. Costs related to maintainance and repairs which do not prolong the assets useful lives are expensed as incurred. Impairment losses are recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The amount of the impairment loss, if any, is quantified by comparing the carrying amount of the assets to the weighted average discounted cash flows, which consider various possible outcomes for the disposition of the assets. Primarily as a result of plant rationalization, certain facilities and equipment are not currently used in operations, which has resulted in impairment losses. The following table summarizes PP&E impairment charges by segment and the classification of these charges within the Consolidated Statements of Operations.

Fixed Asset Impairment Charges	Tools	Doors	Total
2003
Other-net	$4.9	$—	$4.9
Restructuring charges and asset impairments	26.3	0.7	27.0
2002
Other-net	8.4	—	8.4
2001
Restructuring charges and asset impairments	$10.1	$0.3	$10.4

Goodwill and Other Intangible Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Intangible assets acquired are recorded at cost. Goodwill and other intangible assets were historically amortized using the straight-line method over their estimated useful lives. As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets." Under the provisions of this Statement, goodwill and intangible assets deemed to have indefinite lives are no longer subject to amortization but are tested for impairment annually and at any time where events suggest impairment may have occurred. The identification and measurement of goodwill and unamortized intangibles impairment involves the estimation of the fair value of reporting units, which primarily incorporates management assumptions about future cash flows. In the event the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized for the amount of that excess. Intangible assets with definite lives are amortized over their estimated useful lives.

Financial Instruments

Derivative financial instruments are employed to manage risks including foreign currency and interest rate exposures and are not used for trading or speculative purposes. The Company recognizes all derivative instruments, such as interest rate swap agreements, foreign currency options, and foreign exchange contracts, in the Consolidated Balance Sheets at fair value. Changes in the fair value of derivatives are recognized periodically either in income or in shareowners' equity as a component of other comprehensive income, depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the changes in the fair values of the hedged items that relate to the hedged risk. Gains and losses on derivatives designated as cash flow hedges, to the extent they are effective, are recorded in other comprehensive income, and subsequently reclassified to earnings to offset the impact of the hedged item when it occurs. Changes in the fair value of derivatives used as hedges of the net investment in foreign operations are reported in other comprehensive income as part of the cumulative translation adjustment. Changes in the fair value of derivatives not qualifying as hedges, and for any portion of a hedge that is ineffective, are reported in income. In the event the forecasted transaction to which a cash flow hedge relates is no longer likely, the amount in other comprehensive income is recognized in earnings and generally the derivative is terminated.

The net interest paid or received on interest rate swaps is recognized as interest expense. Gains resulting from the early termination of interest rate swap agreements are deferred and amortized as adjustments to interest expense over the remaining period of the debt originally covered by the terminated swap.

At times the Company manages exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of forward exchange contracts or currency options. The Company may also enter into forward exchange contracts to hedge intercompany loans and enter into purchased foreign currency options to hedge anticipated transactions as it deems appropriate. Gains and losses on forward exchange contracts are deferred and recognized as part of the underlying transactions. Changes in the fair value of options, representing a basket of foreign currencies to hedge anticipated cross-currency cash flows, are included in cost of sales.

Revenue Recognition

Revenue is recognized when the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which generally occurs upon shipment of the finished product but sometimes is upon delivery to customer facilities.

The Best and Access Technologies businesses sell security related products and automatic doors which include multiple elements of products and services. Revenues from multiple element arrangements are recognized as each element is earned, consistent with the requirements of Emerging Issues Task Force (EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables". Amounts allocated to each element are based on objectively determined fair value. Revenues from multiple element arrangements were $223 million in 2003, $111 million in 2002 and $89 million in 2001.

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

Shipping and Handling Costs

It is the general practice of the Company to not bill customers for freight. Shipping and handling costs associated with inbound freight are included in cost of sales. Shipping costs associated with outbound freight are included as a reduction in net sales and amounted to $114 million, $103 million and $119 million in 2003, 2002 and 2001, respectively. The Company records distribution costs in selling, general and administrative (SG&A) expenses that amounted to $80 million, $68 million and $71 million in 2003, 2002 and 2001, respectively.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. The adoption of SFAS No. 143 in fiscal 2003 had no impact on the Company.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires costs associated with exit or disposal activities to be recognized when they are incurred and applies prospectively to such activities that are initiated in fiscal 2003 and beyond. The Company adopted SFAS No. 146 for 2003. This standard impacted the timing of recognition of costs associated with exit and disposal activities which are discussed in Note O Restructuring, Asset Impairments & Other Charges.

In November 2002, FASB Interpretation No. (FIN) 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. This Interpretation expands the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The Company adopted the disclosure requirements as required by the Interpretation as of December 28, 2002. The Interpretation also requires that a liability for fair value of the obligation be recorded at the inception of a guarantee, for all guarantees issued or modified after December 31, 2002. The adoption of this accounting in fiscal 2003 had no significant impact on the Company.

In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities." This Interpretation addresses consolidation of variable interest entities which have equity investment at risk insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or entities with equity investors lacking certain essential characteristics of controlling financial interest. The original implementation date in 2003 for this Interpretation was postponed by action of the FASB and was finally amended in December 2003. Generally, the implementation of this interpretation by the Company is required for the Company's quarter ending April 3, 2004. The adoption of FIN 46 is not expected to have a material impact on the Company.

On May 15, 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. This Statement was required to be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company had $213 million notional value Stanley common stock forward contracts (equity hedges) which were implemented in previous years in an effort to offset the diluted share count from changes in the stock price. When the stock price rose, the Company would benefit from the hedge by partially offsetting the impact of the diluted share count from in-the-money stock options. These hedges, however, had an opposite result with a declining stock price. As a risk mitigation initiative and in conjunction with the new accounting rules under SFAS No. 150, the Company restructured the $213 million equity hedge contracts. On April 14, 2003, $100 million of stock was purchased from the equity hedge counterparties which decreased shares then outstanding by 3.9 million. These transactions were completed using a combination of borrowings under existing lines of credit and available cash. No open market purchase of shares occurred. The remaining $113 million in forward contracts were modified to full physical settlement contracts with a fixed notional principal of $113 million and 4.1 million of underlying shares. These contracts are being settled over four years in equal quarterly installments and do not contain the same dilution protection (or risk) as the former contracts. The Company has the right to repurchase all or part of these shares at a cost of $27.73 per share at any time during the four year period, plus the interest carried on the debt for the dividends paid on the shares. As a result of adopting SFAS No. 150, the notional principal balance, $99 million as of January 3, 2004, is recognized as a liability on the balance sheet and the 3.6 million underlying shares are reflected as treasury stock and excluded from the amount of shares used to calculate basic and diluted earnings per share.

Stock-Based Compensation

The Company accounts for its stock-based compensation plans using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost is recognized for stock-based compensation unless the quoted market price of the stock at the grant date is in excess of the amount the employee must pay to acquire the stock. Stock-based employee compensation is discussed further in Note K Capital Stock.

If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:

	2003	2002	2001
	(Millions of Dollars, except for per share data)
Net earnings, as reported	$107.9	$185.0	$158.3
Less: Tax benefit on actual option exercises included in reported net earnings	0.3	3.0	3.7
Less: Stock-based employee compensation expense determined under fair value method, net of related tax effects	1.9	5.4	3.8
Pro forma net earnings, fair value method	$105.7	$176.6	$150.8
Earnings per share:
Basic, as reported	$1.28	$2.14	$1.85
Basic, pro forma	$1.26	$2.04	$1.76
Diluted, as reported	$1.27	$2.10	$1.81
Diluted, pro forma	$1.25	$2.00	$1.72

Pro forma compensation cost relating to the stock options is recognized over the vesting period. The vesting periods used for 2003, 2002 and 2001 stock option grants are 2.9 years, 3.9 years and 3.6 years, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001, respectively: dividend yield of 3.6%, 3.2% and 2.6%; expected volatility of 25%, 30%, and 40%; risk-free interest rates of 3.3%, 3.2% and 4.8%; and expected lives of 5 years in 2003 and 2002, and 7 years in 2001. The weighted average fair value of stock options granted in 2003, 2002 and 2001 was $5.17, $7.30 and $14.31, respectively.

Employee Stock Purchase Plan compensation cost is recognized in the fourth quarter when the purchase price for the following fiscal year is established. The fair value of the employees' purchase rights under the Employee Stock Purchase Plan was estimated using the following assumptions for 2003, 2002 and 2001, respectively: dividend yield of 3.9%, 3.3% and 3.0%; expected volatility of 25%, 30%, and 40%; risk-free interest rates of 1.2%, 1.9% and 2.0%; and expected lives of one year. The weighted average fair value of those purchase rights granted in 2003, 2002 and 2001 was $6.35, $7.50 and $8.48, respectively.

Reclassifications

Certain prior years' amounts have been reclassified to conform to the current year presentation. In addition the assets and liabilities of the discontinued operation have been reclassified as held for sale in the Consolidated Balance Sheets, and the earnings from discontinued operations have been reclassified within the Consolidated Statement of Operations.

In January 2002, the Company adopted EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." EITF No. 00-25 requires the reclassification of certain customer promotional payments previously reported in SG&A expenses as a reduction of revenue, and prior periods must be restated for comparability of results. Net sales and SG&A expenses are $14.2 million lower for fiscal year 2001 than previously published amounts, reflecting reclassification of certain cooperative advertising expenses.

B.    ACQUISITIONS

On November 25, 2002, the Company completed the acquisition of Best Lock Corporation (Best) for $316.0 million. Best is a global provider of security access control systems. In 2003, the Company made a $0.6 million additional purchase price payment for Best which was accounted for as an increase to goodwill.

The Company finalized its allocation of the purchase price for Best in 2003 to reflect the final determination of the fair value of assets and liabilities acquired and related deferred tax liabilities. The final allocation of the purchase price was to the following major balance sheet categories:

(Millions of Dollars)
Current assets, primarily accounts receivable and inventories	$67.0
Property, plant, and equipment	21.7
Goodwill	172.9
Other intangible assets	165.4
Total assets	$427.0
Current liabilities	$41.9
Other liabilities (primarily deferred taxes)	68.5
Total liabilities	$110.4

If the results of operations of Best were included for the entire 2002 and 2001 fiscal years, net sales would have been $220.1 million and $243.3 million higher than the results reported in the 2002 and 2001 Consolidated Statements of Operations, respectively. Net income and earnings per share during these periods would not have been significantly different; however, Best operating results during these periods are not necessarily indicative of future operating results.

In addition to the Best acquisition, the Company acquired three small businesses at a total cost of $23.4 million in 2003 and five small businesses at a total cost of $42.7 million in 2002. Purchase accounting for certain 2003 acquisitions is preliminary, primarily with respect to identification and valuation of intangibles, and is expected to be finalized by mid 2004.

The aforementioned acquisitions were accounted for as purchase transactions and, accordingly, the operating results have been included in the Company's Consolidated Financial Statements since the date of acquisition. The acquisitions did not have a material impact on 2003 and 2002 operations.

Included in the acquired liabilities of Best are $6.4 million in restructuring reserves which were established in purchase accounting for the planned closure of several Best offices and synergies in certain centralized functions. The $6.4 million was comprised of $5.3 million for severance and $1.1 million of other exit costs primarily related to non-cancelable leases. The Company began formulating the restructuring plans during the pre-acquisition due diligence work and these plans include activities initiated by Best management prior to the acquisition. As of January 3, 2004, all but $0.7 million of the reserves were expended.

C.    ACCOUNTS AND NOTES RECEIVABLE

	2003	2002
	(Millions of Dollars)
Trade receivables	$495.6	$495.7
Other	26.6	66.6
Gross accounts and notes receivable	522.2	562.3
Allowance for doubtful accounts	(39.8)	(26.2)
Net accounts and notes receivable	$482.4	$536.1

Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries. Adequate provisions have been established to cover anticipated credit losses.

The Company has agreements to sell, on a revolving basis, undivided interests in defined pools of notes receivable to a Qualified Special Purpose Entity (QSPE). The entity is designed to facilitate the securitization of certain trade accounts receivable and is used as an additional source of liquidity. At January 3, 2004 and December 28, 2002, the defined pools of receivables amounted to $124.4 million and $133.6 million, respectively. The proceeds from sales of such eligible receivables, to the QSPE, in revolving-period securitizations were $21.0 million in 2003 and $11.0 million in 2002, and these amounts have been deducted from receivables in the January 3, 2004 and December 28, 2002 Consolidated Balance Sheets. There were no gains or losses on these sales. The Company is responsible for servicing and collecting the receivables sold and held in the QSPE. Any incremental additional costs related to such servicing and collection efforts are not significant.

In 2003, the Company acquired a third party's interest in a second Special Purpose Entity (SPE) which supports the Mac Tools extended financing programs. As a result, the entity became non-qualifying and the net assets, which consist of notes receivable of $56.4 million at January 3, 2004, have been consolidated in the Company's balance sheet. Cash flows between the Company and the SPE for 2003 totaled $21.0 million, primarily related to receivable sales, collections on receivables and servicing fees. During 2003, the Company sold a portion of this portfolio to a third party for approximately $40 million and recognized a loss on the sale of approximately $6 million. As of December 28, 2002, this QSPE had $104.5 million of gross receivables and the Company had $32.4 million in receivables due from the QSPE. There were no gains or losses on the sale of receivables to the QSPE.

D.    INVENTORIES

	2003	2002
	(Million of Dollars)
Finished products	$293.7	$323.7
Work in process	35.8	43.1
Raw materials	47.6	41.8
Total	$377.1	$408.6

Inventories in the amount of $251.4 million at January 3, 2004 and $304.8 million at December 28, 2002 were valued at the lower of LIFO cost or market. If the LIFO method had not been used, inventories would have been $46.9 million higher than reported at January 3, 2004, and $46.1 million higher than reported at December 28, 2002. The LIFO method is utilized in determining inventory value as it results in a better matching of cost and revenues.

E.    ASSETS HELD FOR SALE

At January 3, 2004, the Company has four properties, valued at $4.9 million, classified as held for sale related to plant rationalization activities. These assets are all reported within the Tools segment and consist of real property which is expected to be disposed of throughout the next year. At December 28, 2002, the Company had five properties held for sale with a book value of $5.2 million. Two of the properties held for sale at December 28, 2002 were sold during 2003, and three continue to be held for sale. In addition to the aforementioned real properties, the net assets of the entry door business are classified as held for sale as detailed in Note U Discontinued Operations. Assets held for sale are carried at the lower of fair value or historical book value.

F.    PROPERTY, PLANT AND EQUIPMENT

	2003	2002	Useful Life (Years)
	(Millions of Dollars)
Land	$24.3	$23.6	N/A
Land Improvements	17.4	17.4	10-20
Buildings	222.3	217.1	40
Machinery and equipment	880.4	929.7	3-15
Computer software	86.8	93.3	3-5
	$1,231.2	$1,281.1
Less: accumulated depreciation and amortization	817.9	807.0
Total	$413.3	$474.1

	2003	2002	2001
	(Millions of Dollars)
Depreciation	$57.2	$55.0	$55.5
Amortization	12.9	10.3	12.4
Depreciation and amortization expense	$70.1	$65.3	$67.9

G.    GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL In January 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets", which changed the accounting for goodwill and intangible assets with an indefinite life whereby such assets are no longer amortized. For these assets, SFAS No. 142 requires an initial evaluation for impairment upon adoption and annual evaluations thereafter. The Company performed the initial evaluation upon adoption and the subsequent evaluations were performed in the third quarters of 2003 and 2002; none of the evaluations resulted in an impairment loss. The table below shows comparative pro-forma financial information as if goodwill had not been amortized for all periods presented (in millions, except per share amounts).

	2003	2002	2001
Reported net earnings	$107.9	$185.0	$158.3
Goodwill amortization, net of tax	—	—	6.6
Adjusted net earnings	$107.9	$185.0	$164.9
Reported basic earnings per share	$1.28	$2.14	$1.85
Goodwill amortization, net of tax, per share	—	—	0.07
Adjusted basic earnings per share	$1.28	$2.14	$1.92
Reported diluted earnings per share	$1.27	$2.10	$1.81
Goodwill amortization, net of tax, per share	—	—	0.07
Adjusted diluted earnings per share	$1.27	$2.10	$1.88

The changes in the carrying amount of goodwill by segment are as follows:

	Tools	Doors	Total
	(Millions of Dollars)
Balance December 28, 2002	$209.0	$138.9	$347.9
Acquisitions during the year	9.4	5.3	14.7
Final purchase accounting allocations	(2.9)	65.1	62.2
Foreign currency translation and other	7.5	0.5	8.0
Balance January 3, 2004	$223.0	$209.8	$432.8

The principal increase in goodwill during 2003 resulted from the completion of the purchase accounting for the Best acquisition and related allocation of fair value to assets and liabilities acquired along with the associated deferred taxes on intangibles. Purchase accounting for certain 2003 acquisitions is preliminary, primarily with respect to identification and valuation of intangibles, and is expected to be finalized by mid 2004, and as a result, goodwill may be adjusted.

Other Intangible Assets

Other intangible assets, at January 3, 2004 and December 28, 2002 were as follows:

	2003		2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Millions of Dollars)
Amortized Intangible Assets — Definite lives
Patents and copyrights	$14.4	$(10.1)	$17.6	$(13.2)
Trademarks	17.6	(9.8)	16.7	(9.1)
Customer relationships	120.7	(10.5)	109.9	(1.2)
Other intangible assets	20.8	(9.9)	11.3	(6.2)
Total	$173.5	$(40.3)	$155.5	$(29.7)
Unamortized Intangible Assets — Indefinite lives
Trademarks	$69.8		$67.7
Minimum pension liability	7.5		3.5
Total	$77.3		$71.2

Aggregate other intangibles amortization expense was $14.0 million, $3.7 million and $2.7 million for 2003, 2002 and 2001, respectively. Estimated amortization expense is $13.1 million for 2004, $12.8 million for 2005, $12.0 million for 2006, $11.3 million for 2007 and $9.5 million for 2008.

During 2003, the Company acquired certain businesses as discussed in Note B. In connection with these acquisitions, the Company recorded intangible assets. The purchase accounting, including amounts attributable to the fair value of identifiable intangible assets, is preliminary. When the purchase accounting is finalized, these amounts may be adjusted. The major intangible asset classes associated with these acquisitions have the following balances at January 3, 2004:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Useful Life (years)
	(Millions of Dollars)
Amortized Intangible Assets
Customer relationships	$10.9	$(1.6)	5
Patents and copyrights	0.5	(0.1)	5
Other intangible assets	4.5	(0.4)	8
Total	$15.9	$(2.1)
Unamortized Intangible Assets
Trademarks	$1.8

H.    ACCRUED EXPENSES

Accrued expenses at January 3, 2004 and December 28, 2002 follow:

	2003	2002
	(Millions of Dollars)
Payroll and related taxes	$50.9	$35.6
Insurance	29.2	31.6
Restructuring	7.4	8.7
Trade allowances	49.9	33.0
Income taxes	76.1	59.5
Other	112.9	98.1
Total	$326.4	$266.5

I.    LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-term debt and financing arrangements at January 3, 2004 and December 28, 2002 follow (millions of dollars):

	Interest Rate	2003	2002
Notes payable in 2004	5.8%	$120.0	$120.0
Notes payable in 2007	4.5%	75.0	75.0
Notes payable in 2007	3.5%	150.0	150.0
Notes payable in 2012	4.9%	200.0	200.0
Industrial Revenue Bonds due in 2010	6.3%-6.8%	5.6	5.6
ESOP loan guarantees, payable in varying monthly installments through 2009	6.1%	12.9	17.4
Equity hedge indebtedness, payable in quarterly	Libor plus
installments through 2007	1.25%	98.9	—
Other, including net swap receivables, payable in varying amounts through 2008	2.0-10.1%	29.8	3.8
		692.2	571.8
Less: current maturities		157.7	8.6
Total		$534.5	$563.2

The Company has unused committed short-term and long-term credit arrangements with several U.S. banks to borrow up to $350.0 million at the lower of prime or money market rates. Of this amount, $100.0 million is long-term. At the Company's option, the $250 million short term credit lines may be automatically extended to a maturity of October 2005. Commitment fees range from 0.06% to 0.08%. In addition, the Company has short-term lines of credit with numerous foreign banks aggregating $67.0 million, of which the entire amount was available at January 3, 2004. Short-term arrangements are reviewed annually for renewal. Of the aggregate $417 million long-term and short-term lines, $350.0 million is available to support the Company's commercial paper program. The weighted average interest rates on short-term borrowings at January 3, 2004 and December 28, 2002 were 1.2% and 1.7%, respectively.

To manage interest costs and foreign exchange risk, the Company maintains a portfolio of interest rate swap agreements. See Note J Financial Instruments for more information regarding the Company's interest rate and currency swap agreements.

Aggregate annual maturities of long-term debt for each of the years from 2005 to 2008 are $34.5 million, $29.3 million, $240.2 million and $4.8 million, respectively. Interest paid during 2003, 2002 and 2001 amounted to $32.9 million, $25.6 million and $33.4 million, respectively.

Included in short-term borrowings on the Consolidated Balance Sheets as of December 28, 2002, are commercial paper and Extendible Commercial Notes utilized to support working capital requirements, of $129.0 million.

On November 1, 2002, the Company issued 5-year and 10-year notes payable of $150.0 million and $200.0 million, respectively. The proceeds from these notes were used to acquire Best Lock Corporation and for general corporate purposes.

In June 2003, $113.0 million in Stanley common stock equity hedge forward contracts were modified to full physical settlement contracts with a fixed notional principal of $113.0 million and 4.1 million of underlying shares. These contracts are being settled with required cash payments over four years in equal quarterly installments. As a result of adopting SFAS No. 150, the remaining notional principal balance of $98.9 million as of January 3, 2004, is recognized as a liability on the Consolidated Balance Sheet and the 3.6 million underlying shares are excluded from the amount of shares used to calculate basic and diluted earnings per share. The $98.9 million liability represents the amount that would be paid if settlement were to occur as of January 3, 2004. Changes in the value of the shares of Stanley common stock have no effect on any future settlement amounts.

J.    FINANCIAL INSTRUMENTS

The Company's objectives in using debt related financial instruments are to obtain the lowest cost source of funds within an acceptable range of variable to fixed-rate debt proportions and to minimize the foreign exchange risk of obligations. To meet these objectives the Company enters into interest rate swap and currency swap agreements.

The Company uses purchased currency options and forward exchange contracts to reduce exchange risks arising from cross-border cash flows expected to occur over the next one year period. In addition, the Company enters into forward exchange contracts to hedge inter-company loans and royalty payments. The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results. At January 3, 2004 and December 28, 2002, the Company had forward contracts hedging inter-company loans totaling $11.2 million and $12.7 million, respectively and they are accounted for as cash flow hedges. At January 3, 2004 and December 28, 2002, currency options hedged anticipated transactions totaling $118.0 million and $128.1 million, respectively. The forward contracts and options are denominated in Canadian dollars, Australian dollars, Taiwanese dollars, Japanese Yen, Thailand Baht, Great Britain Pound, Israeli Shekels, Polish Zloty and Euro and generally mature within the next one year period. The gains and losses recorded on these transactions are not material to the Company's Consolidated Financial Statements.

The Company entered into two interest rate swap arrangements in March, 2003. These interest rate swaps are fixed to floating rate arrangements with the floating rate based on the 3 month LIBOR rate. These swaps are fair value hedges for a portion of the $150 million five year and $200 million ten year notes issued in November of 2002. The notional values of the hedges are $75 million and $100 million with termination dates of November 2007 and November 2012 respectively. There were no gains or losses recorded on these swaps.

The Company entered into two additional interest rate swap arrangements in June and October 2003 with notional values of $60 million each. These interest rate swaps are floating to fixed rate arrangements with a forward start date of March 1, 2004. These swaps were terminated in November 2003 pursuant to the Company's decision not to refinance the $120 million of debt maturing in March 2004. The gain associated with the swap termination totaled $2.8 million and is recorded in Other-net in the Consolidated Statements of Operations. The $120 million of debt has been classified as current in the Company's Consolidated Balance Sheet.

In addition, the Company entered into currency options denominated in the Great Britain Pound in order to mitigate the currency exposure related to the proposed transaction of Blick plc, as further discussed in Note V, Subsequent Events. These options have a notional value of 48.3 million Great Britain Pounds representing approximately half the purchase price of Blick plc and expired on January 28, 2004. The fair value of this option was $1.5 million on January 3, 2004 and is reflected as a gain in Other-net in the Consolidated Statements of Operations. The Company will record an additional $0.4 million gain on the termination of this option in 2004.

The counterparties to these interest rate and currency financial instruments are major international financial institutions. The Company is exposed to credit risk for net exchanges under these agreements, but not for the notional amounts. The Company considers the risk of default to be remote.

The carrying values and fair values of the Company's financial instruments at January 3, 2004 and December 28, 2002 follow:

	2003		2002
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Millions of Dollars, (asset) liability)
Long-term debt, including current portion	$666.1	$680.9	$576.9	$595.0
Currency and interest rate swaps	26.1	26.1	(5.1)	(5.1)
Currency options	(3.1)	(3.1)	(1.9)	(1.9)
Total financial instruments	$689.1	$703.9	$569.9	$588.0

Generally, the carrying value of the debt related financial instruments is included in the Consolidated Balance Sheet in long-term debt. The fair values of long-term debt are estimated using discounted cash flow analysis, based on the Company's marginal borrowing rates. The fair values of foreign currency and interest rate swap agreements are based on current settlement values. The carrying amount of cash equivalents and short-term borrowings approximates fair value.

K.    CAPITAL STOCK

Weighted-Average Shares Outstanding

Weighted-average shares outstanding used to calculate basic and diluted earnings per share follows:

	2003	2002	2001
Basic earnings per share- weighted-average shares outstanding	84,143,124	86,452,974	85,761,275
Dilutive effect of stock options and awards	695,885	1,793,381	1,706,074
Diluted earnings per share- weighted-average shares outstanding	84,839,009	88,246,355	87,467,349

Common Stock Share Activity

Common stock share activity for 2003, 2002 and 2001 was as follows:

	2003	2002	2001
Outstanding, beginning of year	86,835,117	84,658,747	85,188,252
Issued from treasury	2,465,551	2,181,151	1,170,480
Returned to treasury	(3,077)	(4,781)	(1,699,985)
Equity Hedge Termination	(8,020,770)	—	—
Outstanding, end of year	81,276,821	86,835,117	84,658,747

Common Stock Equity Hedge

The Company previously entered into equity hedges, in the form of equity forwards on Stanley common shares, to offset the dilutive effect of in-the-money stock options on earnings per share and to reduce potential cash outflow for the repurchase of the Company's stock to offset stock option exercises. Under the equity hedge contracts, when the price of Stanley stock appreciated since the last quarterly interim settlement, the Company received Stanley common shares from the counterparties. When the price of Stanley stock depreciated since the last quarterly interim settlement, the Company delivered Stanley common stock from treasury shares to the counterparties. Interim quarterly settlements were in shares of common stock, not cash, and were accounted for within equity. As of December 28, 2002, the equity hedge contracts had a $213 million notional value with 6.1 million underlying shares. In April 2003, the Company settled $100 million of the contracts through a cash repurchase of 3.9 million underlying shares at that time. In June 2003, the remaining $113 million in Stanley common stock equity hedge forward contracts were modified to full physical settlement contracts with a fixed notional principal of $113 million and 4.1 million of underlying shares as discussed in Note I Long-term Debt and Financing Arrangements.

Exclusive of final settlement activity in 2003, aggregate annual settlement activity under the equity hedge was as follows: 1,896,482 shares of common stock with a market value of $47.2 million ($66.0 million book value) delivered in 2003, 1,338,708 shares of common stock with a market value of $46.6 million ($41.6 million book value) delivered in 2002 and 1,432,264 shares of common stock with a market and book value of $67.0 million received in 2001. This annual settlement activity is reflected as issued from treasury in the table of common stock share activity above.

Common Stock Reserved

Common stock shares reserved for issuance under various employee and director stock plans at January 3, 2004 and December 28, 2002 follows:

	2003	2002
Employee Stock Purchase Plan	3,627,557	3,677,300
Stock-based compensation plans	17,639,114	19,022,666
Total	21,266,671	22,699,966

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

In the event that the Company is acquired in a merger or other business combination transaction, provision shall be made so that each holder of a right (other than a holder who is a 10%-or-more shareowner) shall have the right to receive, upon exercise thereof, that number of shares of common stock of the surviving Company having a market value equal to two times the exercise price of the right. Similarly, if anyone becomes the beneficial owner of more than 10% of the then outstanding shares of common stock (except pursuant to an offer for all outstanding shares of common stock which the independent directors have deemed to be fair and in the best interest of the Company), provision will be made so that each holder of a right (other than a holder who is a 10%-or-more shareowner) shall thereafter have the right to receive, upon exercise thereof, common stock (or, in certain circumstances, cash, property or other securities of the Company) having a market value equal to two times the exercise price of the right. At January 3, 2004 there were 40,638,411 outstanding rights. There are 250,000 shares of Series A Junior Participating Preferred Stock reserved for issuance in connection with the rights.

Stock-Based Compensation Plans

The Company has stock-based compensation plans for salaried employees and non-employee directors of the Company and its affiliates. The plans provide for discretionary grants of stock options, restricted stock shares and other stock-based awards. Stock options are granted at the market price of the Company's stock on the date of grant and have a ten-year term. Generally, stock option grants vest ratably between one and five years from the date of grant.

Stock option amounts and weighted-average exercise prices follows:

	2003		2002		2001
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of year	11,009,696	$30.06	9,855,884	$29.17	9,989,441	$27.19
Granted	1,238,442	29.09	1,944,250	32.91	1,967,352	38.30
Exercised	(159,521)	22.35	(593,188)	24.72	(833,529)	25.19
Forfeited	(1,093,332)	34.30	(197,250)	29.65	(1,267,380)	30.38
Outstanding, end of year	10,995,285	$30.14	11,009,696	$30.06	9,855,884	$29.17
Exercisable, end of year	5,375,022	$27.09	7,326,094	$27.31	6,382,194	$27.71

Outstanding and exercisable stock option information at January 3, 2004 follows:

Outstanding Exercisable Stock Options			Exercisable Stock Options
Exercise Price Ranges	Options	Weighted- average Remaining Contractal Life	Weighted- average Exercise Price	Options	Weighted- average Exercise Price
$19.00 - $25.00	2,555,914	6.5	$21.82	2,153,414	$21.63
$25.01 - $35.00	6,227,013	6.9	$29.90	2,831,500	$28.88
$35.01 - $56.00	2,212,358	6.9	$40.45	390,108	$44.27
	10,995,285	6.8	$30.14	5,375,022	$27.09

Employee Stock Purchase Plan

The Employee Stock Purchase Plan enables substantially all employees in the United States, Canada and Belgium to subscribe at any time to purchase shares of common stock on a monthly basis at the lower of 85% of the fair market value of the shares on the first day of the plan year ($25.41 per share for fiscal year 2003 purchases) or 85% of the fair market value of the shares on the last business day of each month. A maximum of 6,000,000 shares are authorized for subscription. During 2003, 2002 and 2001 shares totaling 49,743, 119,853, and 273,784, respectively, were issued under the plan at average prices of $23.41, $31.42 and $17.32 per share, respectively.

Long-Term Stock Incentive Plan

The Long-Term Stock Incentive Plan (LTSIP) provides for the granting of awards to senior management employees for achieving Company performance measures. The Plan is administered by the Compensation and Organization Committee of the Board of Directors consisting of non-employee directors. Awards are generally payable in shares of common stock as directed by the Committee. Shares totaling 45,231, 19,949 and 15,900 were earned in 2003, 2002 and, 2001, respectively. LTSIP expense was $1.1 million in 2003, $0.5 million in 2002 and $0.5 million in 2001.

L.    ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss at the end of each fiscal year was as follows:

	2003	2002	2001
	(Millions of Dollars)
Currency translation adjustment	$(76.8)	$(119.2)	$(136.3)
Minimum pension liability	(9.0)	(5.2)	(2.9)
Cash flow hedge effectiveness	1.6	1.0	0.3
Accumulated other comprehensive loss	$(84.2)	$(123.4)	$(138.9)

M.    EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plan (ESOP)

Substantially all U.S. employees may contribute from 1% to 15% of their salary to a tax deferred savings plan. Employees elect where to invest their own contributions. The Company contributes an amount equal to one-half of the employee contribution up to the first 7% of their salary, all of which is invested in the Company's common stock. The amounts in 2003, 2002 and 2001 under this matching arrangement were $5.3 million, $5.7 million and $5.8 million, respectively.

The Company also provides a non-contributory benefit for U.S. salaried and non-union hourly employees, called the Cornerstone plan. Under this benefit arrangement, the Company contributes amounts ranging from 3% to 9% of employee compensation based on age. Approximately 2,000 U.S. employees receive an additional average 1.5% contribution actuarially designed to replace the pension benefits curtailed in 2001. Contributions under the Cornerstone plan were $13.9 million in 2003, $12.8 million in 2002 and $12.7 million in 2001. Assets of the Cornerstone defined contribution plan are invested in equity securities and bonds.

Shares of the Company's common stock held by the ESOP were purchased with the proceeds of external borrowings in the 1980's and borrowings from the Company in 1991. The external ESOP borrowings are guaranteed by the Company and are included in long-term debt. Shareowners' equity reflects a reduction for the internal and external borrowings.

Unallocated shares are released from the trust based on current period debt principal and interest payments as a percentage of total future debt principal and interest payments. These released shares along with allocated dividends, dividends on unallocated shares acquired with the 1991 loan, and shares purchased on the open market are used to fund employee contributions, employer contributions and dividends earned on participant account balances. Dividends on unallocated shares acquired with the 1989 and prior loan are used only for debt service.

Net ESOP activity recognized is based on total debt service and share purchase requirements less employee contributions and dividends on ESOP shares. The Company's net ESOP activity resulted in expense of $9.2 million in 2003, $0.1 million in 2002, and $0.1 million in 2001. ESOP expense is affected by the market value of Stanley common stock on the monthly dates when shares are released. In 2003, the market value of shares released averaged $29.30 per share. ESOP expense may vary in the future in the event the market value of the shares increase or decrease.

Dividends on ESOP shares, which are charged to shareowners' equity as declared, were $12.4 million in 2003, $12.6 million in 2002 and $13.6 million in 2001. Interest costs incurred by the ESOP on external debt for 2003, 2002 and 2001 were $0.9 million, $1.2 million and $1.5 million, respectively. Both allocated and unallocated ESOP shares are treated as outstanding for purposes of computing earnings per share. As of January 3, 2004, the number of ESOP shares allocated to participant accounts was 5,137,215 and the number of unallocated shares was 6,711,139. The fair value of the unallocated ESOP shares at January 3, 2004 was $248.6 million.

Pension and Other Benefit Plans

The Company sponsors pension plans covering most domestic hourly and executive employees, and approximately 2,200 foreign employees. Benefits are generally based on salary and years of service, except for collective bargaining employees whose benefits are based on a stated amount for each year of service.

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

	2003	2002	2001
	(Millions of Dollars)
Multi-employer plan expense	$1.8	$0.5	$0.5
Defined contribution plan expense	$4.0	$4.6	$3.3

The components of net periodic pension cost are as follows:

	U.S. Plans			Non-U.S. Plans
	2003	2002	2001	2003	2002	2001
	(Millions of Dollars)
Service cost	$2.3	$3.0	$2.6	$5.2	$5.1	$4.7
Interest cost	3.0	8.4	19.4	9.3	8.2	7.5
Expected return on plan assets	(1.0)	(15.0)	(34.0)	(12.2)	(11.0)	(10.9)
Amortization of transition asset	—	(0.3)	(0.6)	(0.2)	(0.2)	(0.1)
Amortization of prior service cost	1.7	1.0	1.0	0.6	0.5	0.3
Actuarial (gain) loss	2.6	(1.1)	(3.7)	—	(0.2)	—
Settlement / Curtailment gain	—	(37.2)	(29.3)	—	0.2	—
Net periodic pension (income) expense	$8.6	$(41.2)	$(44.6)	$2.7	$2.6	$1.5
Increase in minimum pension liability included in other comprehensive income	$3.3	$2.3	$1.8	$0.5	$—	$—

The Company provides medical and dental benefits for certain retired employees in the United States. In addition, U.S. employees who retire from active service are eligible for life insurance benefits. Net periodic postretirement benefit expense was $2.0 million in 2003, $1.5 million in 2002 and $1.8 million in 2001.

The Company generally uses a November 30 measurement date for its pension plans with plan assets and a December 31 measurement date for other plans. The changes in the pension and other postretirement benefit obligations, fair value of plan assets as well as amounts recognized in the Consolidated Balance Sheets, are shown below:

	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2003	2002	2003	2002	2003	2002
	(Millions of Dollars)

Change in benefit obligation:
Benefit obligation at end of prior year	$44.9	$249.5	$144.1	$130.3	$17.3	$17.9
Service cost	2.3	3.0	5.2	5.1	1.0	0.4
Interest cost	3.0	8.4	9.3	8.2	1.0	1.1
Settlements	—	(187.0)	—	0.1	—	—
Change in discount rate	3.1	2.0	12.9	(2.1)	0.7	0.7
Actuarial (gain) loss	0.2	39.0	(0.1)	(2.4)	1.3	0.2
Plan amendments	1.6	0.1	—	0.9	(1.5)	(0.8)
Foreign currency exchange rates	—	—	20.8	12.3	—	—
Participant contributions	—	—	0.7	0.7	—	—
Acquisitions	—	12.6	—	0.2	—	—
Benefits paid	(3.1)	(82.7)	(10.2)	(9.2)	(2.7)	(2.2)
Benefit obligation at end of year	$52.0	$44.9	$182.7	$144.1	$17.1	$17.3
Change in plan assets:
Fair value of plan assets at end of prior year	$14.0	$396.9	$121.6	$119.6	$—	$—
Actual return on plan assets	0.2	(6.8)	8.6	(11.4)	—	—
Participant contributions	—	—	0.7	0.7	—	—
Employer contribution	2.2	1.3	15.9	11.3	2.7	2.2
Foreign currency exchange rate changes	—	—	17.3	10.6	—	—
Settlements	—	(301.8)	—	—	—	—
Acquisitions	—	7.1	—	—	—	—
Benefits paid	(3.1)	(82.7)	(10.2)	(9.2)	(2.7)	(2.2)
Fair value of plan assets at end of plan year	$13.3	$14.0	$153.9	$121.6	$—	$—
Funded status-assets (less than) in excess of benefit obligation	$(38.7)	$(30.9)	$(28.8)	$(22.5)	$(17.1)	$(17.3)
Unrecognized prior service cost	7.5	6.2	5.3	5.4	(1.9)	(0.6)
Unrecognized net actuarial loss (gain)	10.1	10.1	62.8	40.0	4.5	2.7
Unrecognized net (asset) liability at transition	—	—	0.3	0.1	—	—
Net amount recognized	$(21.1)	$(14.6)	$39.6	$23.0	$(14.5)	$(15.2)
Amounts recognized in the Consolidated Balance Sheet:
Prepaid benefit cost	$3.9	$5.8	$53.5	$35.6	$—	$—
Accrued benefit liability	(41.0)	(28.7)	(14.4)	(13.0)	(14.5)	(15.2)
Intangible asset	7.5	3.1	—	0.4	—	—
Accumulated other comprehensive loss	8.5	5.2	0.5	—	—	—
Net amount recognized	$(21.1)	$(14.6)	$39.6	$23.0	$(14.5)	$(15.2)

The accumulated benefit obligation for all defined benefit pension plans was $212.0 million at January 3, 2004 and $171.7 million at December 28, 2002.

Information regarding pension plans in which accumulated benefit obligations exceed plan assets:

	U.S. Plans		Non-U.S. Plans
	2003	2002	2003	2002
	(Millions of Dollars)
Projected benefit obligation	$52.0	$39.9	$41.3	$34.8
Accumulated benefit obligation	$50.3	$36.0	$31.6	$28.6
Fair value of plan assets	$13.3	$7.1	$23.6	$18.2

Information regarding pension plans in which projected benefit obligations (inclusive of anticipated future compensation increases) exceed plan assets:

	U.S. Plans		Non-U.S. Plans
	2003	2002	2003	2002
	(Millions of Dollars)
Projected benefit obligation	$52.0	$39.9	$182.7	$144.1
Accumulated benefit obligation	$50.3	$36.0	$161.7	$130.7
Fair value of plan assets	$13.3	$7.1	$153.9	$120.4

The major assumptions used in valuing pension and post-retirement plan obligations and net cost were as follows:

	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2003	2002	2003	2002	2003	2002
Weighted average assumptions used to determine benefit obligations at year end:
Discount rate	6.0%	6.5%	5.5%	6.0%	6.0%	6.5%
Rate of compensation increase	6.0%	4.0%	3.5%	3.25%	—	—
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	6.5%	7.0%	6.0%	6.0%	6.5%	7.0%
Rate of compensation increase	4.0%	4.0%	3.25%	3.5%	—	—
Expected return on plan assets	7.75%	8.75%	7.75%	7.75%	—	—

The expected long-term rate of return on plan assets is determined considering the returns projected for the various asset classes and the relative weighting for each asset class as reflected in the target asset allocation below. In addition the Company considers historical performance and the opinions of outside actuaries and other professionals in developing benchmark returns.

Pension Plan Assets

Plan assets are invested in equity securities, bonds and other fixed income securities, real estate, money market instruments and insurance contracts. The Company's weighted-average worldwide actual asset allocations at January 3, 2004 and December 28, 2002 by asset category are as follows:

	Plan Assets		Target Allocation
Asset Category	2003	2002
Equity securities	59%	67%	50-70%
Fixed income securities	39%	31%	30-50%
Real estate	0%	0%	0-5%
Other	2%	2%	0-10%
Total	100%	100%	100%

The Company's investment strategy for pension plan assets includes diversification to minimize interest and market risks, and generally does not involve the use of derivative financial instruments.

Plan assets are rebalanced periodically to maintain target asset allocations. Maturities of investments are not necessarily related to the timing of expected future benefit payments, but adequate liquidity to make immediate and medium term benefit payments is ensured.

Contributions

The Company's funding policy for its defined benefit plans is to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with federal law and other regulations. The Company expects to contribute approximately $10 million to its pension plans and $3 million to its other postretirement benefit plan in 2004.

Health Care Cost Trends and Medicare Prescription Act of 2003 Impact

The weighted average annual assumed rate of increase in the per-capita cost of covered benefits (i.e., health care cost trend rate) is assumed to be 11.0% for 2003, reducing gradually to 5.5% by 2013 and remaining at that level thereafter. A one percentage point change in the assumed health care cost trend rate would have the following effects as of January 3, 2004:

	1 % Point Increase	1 % Point Decrease
	(Millions of Dollars)
Effect on the net periodic postretirement benefit cost	$0.1	$(0.1)
Effect on the postretirement benefit obligation	0.6	(0.6)

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act introduced a plan sponsor subsidy based on a percentage of a beneficiary's annual prescription drug benefits, within defined limits, and the opportuity for a retiree to obtain presciption drug benefits under Medicare.

Certain employees are covered under legacy benefit provisions that include prescription drug coverage for Medicare-eligible retirees. In order to coordinate this coverage with the Act, the Company plans to complete a strategic review of its postretirement plans during the two year transitional period provided in the Act. In accordance with FASB Staff Position FAS 106-1, the benefit obligation and net periodic benefit cost do not reflect any potential effects of the Act. Since the Company has already taken steps to limit its postretirement medical benefits, any reductions in postretirement benefit costs resulting from the Act are not expected to be material.

N.    OTHER COSTS AND EXPENSES

Other-net is primarily comprised of intangibles amortization expense, gains and losses on asset dispostions, currency impact, environmental expense, results from unconsolidated entities, and net expenses related to the Mac Tools extended financing programs, primarily financing receivable losses and interest income. Other-net in 2003 includes $9.5 million in charges related to the exit of the Mac Tools retail channel. Other-net in 2002 includes a nonrecurring pension settlement gain of $18.4 million and $11.3 million in income from an environmental settlement with an insurance carrier. There was no goodwill amortization expense in 2003 and 2002, due to the adoption of SFAS No. 142, while goodwill amortization expense was $7.6 million in 2001. Other-net in 2001 includes a nonrecurring pension curtailment gain of $29.3 million.

Advertising costs, classified in SG&A expenses, are expensed as incurred and amounted to $24.1 million in 2003, $21.6 million in 2002 and $23.8 million in 2001. Cooperative advertising expense reported as a deduction in Net sales was $23.3 million in 2003, $18.7 million in 2002 and $14.6 million in 2001.

Research and development costs were $10.1 million, $8.7 million and $11.8 million for the fiscal years 2003, 2002 and 2001, respectively.

O.    RESTRUCTURING, ASSET IMPAIRMENTS AND OTHER CHARGES

The Company announced restructuring plans ("Operation 15") in April 2003 to improve the profitability of certain businesses. The restructuring was completed in 2003 and included a workforce reduction of over 1,000 people, the exit from the Mac Tools retail channel ("MacDirect"), and the impairment of certain fixed assets and inventories related to the future consolidation of two distribution facilities. In 2003, the Company recorded $50.1 million restructuring and asset impairment charges for the Operation 15 initiative. These charges consisted of $12.5 million for severance, $27.0 million of asset impairments and $10.6 million of other exit costs related to the exit from the Company's MacDirect retail channel. The asset impairments generally relate to assets which are idle mainly as a result of the restructuring initiatives and accordingly their book value has been written off. The Company also recorded $66.3 million charges for other exit costs and CEO retirement costs. These charges include $12.6 million in Cost of sales for the planned closure of a U.S. distribution facility, $7.6 million in SG&A for compensation and benefit costs associated with the CEO's retirement, $3.5 million in other SG&A charges, and $42.6 million in costs related to the Company's exit from the MacDirect retail channel. The Company anticipates utilizing the remaining reserves by the end of 2004.

In the first quarter of 2003, the Company recorded $3.1 million in restructuring reserves for new initiatives, mainly in the Tools segment, pertaining to the further reduction of its cost structure, primarily for severance-related obligations.

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

At January 3, 2004, the restructuring and asset impairment reserve balance was $16.1 million, which the Company expects to be fully expended by the end of third quarter 2004. A summary of the Company's restructuring reserves for the years ended December 28, 2002 to January 3, 2004 is as follows (millions of dollars):

Initiatives	2002	Charges	Usage	2003
Operation 15
Severance	$—	$12.5	$(9.4)	$3.1
Asset impairments	—	27.0	(18.3)	8.7
Other	—	10.6	(7.8)	2.8
First quarter 2003
Severance	—	3.1	(3.1)	—
Prior to 2003
Severance	5.4	—	(5.4)	—
Other	3.3	—	(1.8)	1.5
Total	$8.7	$53.2	$(45.8)	$16.1

As of January 3, 2004, 86 manufacturing and distribution facilities have been closed as a result of the restructuring initiatives since 1997. In 2003, 2002 and 2001, approximately 1,100, 1,000 and 2,100 employees had been terminated as a result of restructuring initiatives, respectively. Severance payments of $17.9 million, $26.0 million and $41.7 million and other exit payments of $9.6 million, $4.4 million and $3.4 million were made in 2003, 2002 and 2001, respectively. Write-offs of impaired assets were $18.3 million, $5.8 million and $7.9 million in 2003, 2002 and 2001, respectively.

P.    BUSINESS SEGMENT AND GEOGRAPHIC AREA

The Company operates worldwide in two reportable business segments: Tools and Doors. The Tools segment includes carpenters, mechanics, pneumatic and hydraulic tools as well as tool sets. The Doors segment includes automatic doors, as well as closet doors and systems, home decor, door locking systems, commercial and consumer hardware, security access control systems and patient monitoring devices. The information below excludes the residential entry door business, which is classified as discontinued operations as disclosed in Note U Discontinued Operations, unless otherwise noted.

BUSINESS SEGMENTS
	2003	2002	2001
	(Millions of Dollars)
Net Sales
Tools	$1,975.2	$1,954.6	$2,008.0
Doors	702.9	429.0	385.8
Consolidated	$2,678.1	$2,383.6	$2,393.8
Operating Profit
Tools	$163.5	$209.2	$266.9
Doors	91.5	55.0	41.8
Consolidated	$255.0	$264.2	$308.7
Restructuring charges and asset impairments	(53.2)	—	(72.2)
Interest income	5.9	4.0	6.7
Interest expense	(34.2)	(28.4)	(32.3)
Other-net	(40.5)	9.0	8.8
Earnings from Continuing Operations
Before Income Taxes	$133.0	$248.8	$219.7
Segment Assets
Tools	$1,480.3	$1,574.9	$1,624.0
Doors	681.1	657.4	254.1
	$2,161.4	$2,232.3	$1,878.1
Discontinued operations	33.0	41.8	58.4
Corporate assets	229.4	144.1	119.2
Consolidated	$2,423.8	$2,418.2	$2,055.7
Capital and Software Expenditures
Tools	$29.4	$42.1	$59.9
Doors	8.5	5.6	10.0
Discontinued Operations	1.5	4.6	3.2
Consolidated	$39.4	$52.3	$73.1
Depreciation and Amortization
Tools	$62.0	$60.2	$68.4
Doors	22.1	8.8	9.8
Discontinued Operations	2.4	2.2	3.6
Consolidated	$86.5	$71.2	$81.8

The Company assesses the performance of its reportable business segments using operating profit, which follows the same accounting policies as those described in Note A Significant Accounting Policies. Operating profit excludes interest income, interest expense, other-net, and income tax expense. In addition, operating profit excludes restructuring charges and asset impairments. Corporate and shared expenses are allocated to each segment. Sales between segments are not material. Segment assets primarily include accounts receivable, inventory, other current assets, property, plant and equipment, intangible assets and other miscellaneous assets. Corporate assets and unallocated assets are cash, deferred income taxes and certain other assets. Geographic net sales and long-lived assets are attributed to the geographic regions based on the geographic location of each Stanley subsidiary.

Sales to The Home Depot were approximately 15%, 15% and 14% of consolidated net sales in 2003, 2002 and 2001, respectively, excluding the entry door business which is classified as a discontinued operation as discussed in Note U Discontinued Operations. Inclusive of the entry door business discontinued operation, sales to The Home Depot represented 19%, 21%, and 20% of consolidated net sales in 2003, 2002 and 2001, respectively. For 2003, 2002 and 2001 net sales to this one customer amounted to 19%, 29% and 26% of segment net sales, respectively, for the Doors segment and 13%, 13% and 12%, respectively for the Tools segment.

GEOGRAPHIC AREAS
	2003	2002	2001
	(Millions of Dollars)
Net Sales
United States	$1,847.7	$1,632.3	$1,672.4
Other Americas	197.0	185.3	167.6
Europe	515.2	472.1	456.7
Asia	118.2	93.9	97.1
Consolidated	$2,678.1	$2,383.6	$2,393.8
Long-Lived Assets
United States	$826.9	$858.7	$572.6
Other Americas	30.7	31.1	27.8
Europe	305.4	278.1	254.1
Asia	60.1	39.1	38.2
Consolidated	$1,223.1	$1,207.0	$892.7

Q.    INCOME TAXES

Significant components of the Company's deferred tax assets and liabilities as of the end of each fiscal year are as follows:

	2003	2002
	(Millions of Dollars)
Deferred tax liabilities: Depreciation	$88.3	$80.6
Amortization of Intangibles	33.1	—
Other	20.7	11.6
Total deferred tax liabilities	142.1	92.2
Deferred tax assets: Employee benefit plans	41.9	27.3
Doubtful accounts	14.9	9.5
Inventories	8.1	14.6
Amortization of intangibles	—	23.6
Accruals	8.4	12.0
Restructuring charges	9.1	11.7
Foreign and state operating loss carryforwards	21.4	15.2
Other	1.6	9.3
Total Deferred Tax Assets	105.4	123.2
Net Deferred Tax Liabilities/(Assets) before Valuation Allowance	36.7	(31.0)
Valuation allowance	21.4	15.2
Net Deferred Tax Liabilities/ (Assets) after Valuation Allowance	$58.1	$(15.8)

Valuation allowances reduced the deferred tax asset attributable to foreign and state loss carryforwards to the amount that, based upon all available evidence, is more likely than not to be realized. Reversal of the valuation allowance is contingent upon the recognition of future taxable income and capital gains in specific foreign countries and specific states, or changes in circumstances which cause the recognition of the benefits to become more likely than not. The foreign and state loss carryforwards expire in various years beginning in 2004. The overall change in net deferred taxes is primarily attributable to the non-deductibility of amortization associated with the acquisition of Best.

The classification of deferred taxes as of January 3, 2004 and December 28, 2002 is as follows:

	2003		2002
	Deferred Tax Asset	Deferred Tax Liability	Deferred Tax Asset	Deferred Tax Liability
	(Millions of Dollars)
Current	$(24.8)	$1.2	$(22.7)	$1.5
Non-current	(59.2)	140.9	(85.3)	90.7
Total	$(84.0)	$142.1	$(108.0)	$92.2

Income tax expense (benefit) attributable to continuing operations consisted of the following:

	2003	2002	2001
	(Millions of Dollars)
Current:
Federal	$(13.9)	$92.0	$18.6
Foreign	27.5	11.7	19.5
State	3.7	9.4	5.0
Total current	17.3	113.1	43.1
Deferred :
Federal	15.9	(36.0)	33.4
Foreign	3.3	1.4	(7.0)
State	(0.2)	—	2.4
Total deferred	19.0	(34.6)	28.8
Total	$36.3	$78.5	$71.9

Income taxes paid during 2003, 2002 and 2001 were $11.2 million, (net of a $22.1 million U.S. Federal refund), $120.0 million and $41.4 million, respectively. During 2003, the Company had tax holidays with Thailand and China. Tax holidays resulted in a $2.5 million reduction in tax expense in 2003, $2.2 million in 2002, and $4.2 million in 2001. The tax holiday in China is in place through 2004 and the tax holiday in Thailand is in place until 2010.

The reconciliation of federal income tax at the statutory federal rate to income tax at the effective rate for continuing operations is as follows:

	2003	2002	2001
	(Millions of Dollars)
Tax at statutory rate	$46.6	$87.2	$76.8
State income taxes, net of federal benefits	2.3	6.0	4.8
Difference between foreign and federal income tax	(15.6)	(14.3)	(15.9)
FSC/ETI benefit	(2.9)	(2.7)	(2.3)
Branch activity	2.5	0.6	—
Tax accrual reserve	0.9	(5.6)	3.9
Non-deductible excise tax	—	5.9	—
Other-net	2.5	1.4	4.6
Income taxes	$36.3	$78.5	$71.9

The components of earnings from continuing operations before income taxes consisted of the following:

	2003	2002	2001
	(Millions of Dollars)
United States	$10.2	$162.3	$176.9
Foreign	122.8	86.5	42.8
Total pre-tax earnings	$133.0	$248.8	$219.7

The Company's future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where the statutory rates are lower. The Company is subject to the examinations of its income tax returns by the Internal Revenue Service and other tax authorities. The Company evaluates the likelihood of unfavorable adjustments arising from the examinations and believes adequate provisions have been made in the income tax provision. Undistributed foreign earnings of $214.1 million at January 3, 2004 are considered to be invested indefinitely or will be remitted substantially free of additional tax. Accordingly, no provision has been made for taxes that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of this liability.

R.    COMMITMENTS

The Company has noncancelable operating lease agreements, principally related to facilities, vehicles, machinery and equipment. Minimum payments have not been reduced by minimum sublease rentals of $8.4 million due in the future under noncancelable subleases. In addition, the Company is a party to synthetic leasing programs which qualify as operating leases, for two of its major distribution centers. Rental expense, net of sublease income, for operating leases was $45.2 million in 2003, $36.4 million in 2002 and $36.8 million in 2001.

The Company has $34.3 million in commitments for outsourcing arrangements, primarily related to information systems and telecommunications and $20.7 million of cash funding commitments pertaining to the Company's U.S. Employee Stock Ownership Plan (ESOP). Included in material purchases is $2.7 million related to the entry door business, classified as a discontinued operation as disclosed in Note U Discontinued Operations, which will be assumed by the buyer, Masonite.

The following table includes the future commitments due for lease obligations, materal purchases and outsourcing arrangements.

	Total	2004	2005	2006	2007	2008	Thereafter
	(Millions of Dollars)
Operating lease obligations	$82.1	$20.5	$16.4	$12.7	$10.2	$8.5	$13.8
Material purchases	13.6	9.2	2.2	2.2	—	—	—
Outsourcing and other	55.0	19.9	17.3	12.5	2.7	2.6	—
Total	$150.7	$49.6	$35.9	$27.4	$12.9	$11.1	$13.8

The Company has numerous assets, predominantly vehicles and equipment, under a one-year term renewable U.S. master personal property lease. Residual value obligations, which approximate the fair value of the related assets, under this master lease were $35.0 million at January 3, 2004. The U.S. master personal property lease obligations are not reflected in the future minimum lease payments since the initial and remaining term does not exceed one year. The Company routinely exercises various lease renewal options and from time to time purchases leased assets for fair value at the end of lease terms.

The Company is party to synthetic leasing programs for two of its major distribution centers. The programs qualify as operating leases for accounting purposes, where only the monthly lease amount is recorded in the income statement and the liability and value of underlying assets are off-balance sheet. As of January 3, 2004, the estimated fair values of assets and remaining obligations for these two properties were $37 million and $28 million, respectively.

S.    GUARANTEES

	Term	Maximum Potential Payment	Carrying Amount of Liability
	(Millions of Dollars)
Financial guarantees:
Guarantees on the residual values of leased properties	1 year	$62.9	$—
Standby letters of credit	Generally 1 year	25.7	—
Guarantee on the external Employee Stock Ownership Plan borrowings	Through 2009	12.9	12.9
Commercial customer financing arrangements	Up to 5 years	1.3	—
Government guarantees on employees	3 years from hire date	0.1	—
Guarantee on lease in Belgium	Through 2012	0.6	—
Guarantees on leases for divested business which are subleased	Up to 50 months	0.7	0.2
Balance January 3, 2004		$104.2	$13.1

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

The changes in the carrying amount of product and service warranties for the year ended January 3, 2004 and December 28, 2002 are as follows:

	2003	2002
	(Millions of Dollars)
Beginning Balance	$5.7	$6.0
Warranties and guarantees issued	13.7	11.4
Warranty payments	(12.2)	(11.6)
Adjustments to provision	0.1	(0.1)
Ending Balance	$7.3	$5.7

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

The Company's policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of January 3, 2004 and December 28, 2002, the Company had reserves of $11.5 million and $16.7 million, respectively, primarily for remediation activities associated with Company-owned properties as well as for Superfund sites, for losses that are probable and estimable. Of this amount, $2.8 million is classified as current and $8.7 million as long-term. The range of environmental remediation costs that is reasonably possible is $11.5 million to $35.5 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with policy.

The environmental liability for certain sites that have cash payments that are fixed or reliably determinable have been discounted using a rate in the range of 2.6% to 5.4%, depending on the timing of cash payments. The discounted and undiscounted amount of the liability relative to these sites is $6.4 million and $8.4 million, respectively, as of January 3, 2004 and $5.5 million and $7.7 million, respectively, as of December 28, 2002. The payments relative to these sites are expected to be $2.2 million in 2004, $0.7 million in 2005, $1.0 million in 2006, $0.3 million in 2007, $0.3 million in 2008 and $3.9 million thereafter.

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

As previously disclosed in the 2002 Annual Report, the Company's audited Consolidated Financial Statements for the year ended December 28, 2002 include $5.6 million, or 4¢ per fully diluted share, of accounting corrections related primarily to expense capitalization and depreciation in fiscal years 1999 through 2002. During the fourth quarter of 2003 the Securities and Exchange Commission issued a formal order of private investigation in connection with allegations regarding certain accounting matters. These allegations, which had previously been raised with the Company anonymously, were initially researched and evaluated by the Company's management, internal audit staff and independent auditors, and subsequently, further investigated by a second multinational accounting firm, all under the supervision of the audit committee of the Board of Directors. This resulted in the accounting corrections referred to above. The Company cooperated fully with the SEC prior to issuance of the formal order and continues to do so. Management, the Board of Directors and the Company's independent auditors concluded that such corrections were immaterial, both quantitatively and qualitatively, to the December 28, 2002 audited Consolidated Financial Statements and immaterial to the previously reported results of the prior years and quarters to which they relate.

U.    DISCONTINUED OPERATIONS

On December 8, 2003, the Company entered into a definitive agreement to sell its residential entry door business to Masonite International Corporation. The sale transaction closed on March 2, 2004 and will result in an after-tax gain of approximately $100 million to be recognized in 2004. In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations of the entry door business for the current and prior periods have been reported as discontinued operations. In addition the assets and liabilities of the business have been reclassified as held for sale in the Consolidated Balance Sheets.

The business manufactures and distributes steel and fiberglass entry doors and components, throughout North America. Operating results of the entry door business, which were formerly included in the Doors segment, are summarized as follows:

	2003	2002	2001
	(Millions of Dollars)
Net sales	$182.2	$209.4	$212.9
Pretax earnings	17.7	23.7	17.0
Income taxes	6.5	9.0	6.5
Net earnings from discontinued operations	$11.2	$14.7	$10.5

The entry door business sales to The Home Depot amounted to 82% of net sales in 2003, 85% in 2002 and 80% in 2001.

Assets and liabilities of the entry door business as of January 3, 2004 and December 28, 2002 are as follows:

	2003	2002
	(Millions of Dollars)
Accounts receivable	$5.7	$11.9
Inventories	6.9	6.1
Other current assets	1.0	3.1
Property, plant and equipment	19.4	20.7
Total assets	$33.0	$41.8
Accounts payable	22.9	21.4
Accured expenses	4.7	4.5
Other liabilities	1.6	2.0
Total liabilities	$29.2	$27.9

V.    SUBSEQUENT EVENTS

On January 15, 2004 the Company completed the acquisition of Illinois-based Chicago Steel Tape Co. and certain related assets and affiliated companies that are collectively known as CST / Berger. CST / Berger is a leading designer and manufacturer of laser and optical leveling and measuring equipment. The Company financed the $62 million cash purchase with existing cash resources and credit facilities.

The Company acquired 95% of the common shares of Frisco Bay Industries Ltd. through a tender offer completed on March 9, 2004, and is now in the process of acquiring the remaining shares. Frisco Bay is a leading Canadian integrator of security solutions, with annual sales of approximately $40 million.

In 2004, the Company received more than 99% valid acceptances to its cash offer for the outstanding shares of Blick plc. The Company expects to complete the compulsory acquisition of all remaining outstanding Blick plc shares on or about the end of the first quarter. Blick plc is a leading U.K. integrator of security systems, communication and time management solutions to the commercial and industrial sectors with annual sales of around $120 million. Of the approximately $173 million purchase price, $151 million was financed with existing cash and credit facilities and the $22 million balance represents long-term notes payable which convert to demand notes after December 31, 2004.

In January 2004, the Company obtained a $150 million line of credit which expires in October 2004. The Company may elect to use this line of credit to provide liquidity to complete announced acquisitions or for other purposes.

On December 31, 2003, John M. Trani, Chairman and Chief Executive Officer, retired. Effective March 1, 2004, John F. Lundgren was elected Chairman and CEO.

In the third quarter of 2003, the Company announced that it had entered into a contract for a $30 million acquisition to be accompanied by marketing, sourcing and manufacturing cooperation. On March 1, 2004, the Company determined certain contingencies related to the transaction will not be resolved. Accordingly, the commitment has been rescinded.

On March 2, 2004, the Company completed the sale of its residential entry door business to Masonite International Corporation for $162 million in cash. The after-tax gain on the transaction of approximately $100 million will be recognized in the first quarter of 2004.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
(Millions of Dollars, except per share amounts)	Quarter				Year
2003 **	First	Second	Third	Fourth
Net sales	$632.2	$652.6	$665.6	$727.7	$2,678.1
Gross profit	213.4	220.4	227.4	231.6	892.8
Selling, general and administrative expenses	167.8	169.0	143.5	157.5	637.8
Net earnings from continuing operations	$19.0	$9.3	$37.4	$31.0	$96.7
Net earnings from discontinued operations	0.2	3.1	4.3	3.6	11.2
Net earnings	$19.2	$12.4	$41.7	$34.6	$107.9

Basic earnings per common share:
Continuing operations	$0.22	$0.11	$0.46	$0.38	$1.15
Discontinued operations	—	0.04	0.05	0.04	0.13
Total basic earnings per common share	$0.22	$0.14	$0.51	$0.43	$1.28

Diluted earnings per common share:
From continuing operations	$0.22	$0.11	$0.46	$0.38	$1.14
From discontinued operations	—	0.04	0.05	0.04	0.13
Total diluted earnings per common share	$0.22	$0.14	$0.51	$0.42	$1.27

2002 **	First	Second	Third	Fourth	Year
Net sales	$572.5	$593.7	$603.1	$614.3	$2,383.6
Gross profit	207.8	211.8	194.5	175.8	789.9
Selling, general and administrative expenses	129.5	129.7	127.7	138.8	525.7
Net earnings from continuing operations	$47.7	$59.8	$48.6	$14.2	$170.3
Net earnings from discontinued operations	1.2	3.5	6.1	3.9	14.7
Net earnings	$48.9	$63.3	$54.7	$18.1	$185.0

Basic earnings per common share:
Continuing operations	$0.56	$0.70	$0.56	$0.16	$1.97
Discontinued operations	0.01	0.04	0.07	0.04	0.17
Total basic earnings per common share	$0.57	$0.74	$0.63	$0.21	$2.14

Diluted earnings per common share:
From continuing operations	$0.54	$0.68	$0.55	$0.16	$1.93
From discontinued operations	0.01	0.04	0.07	0.04	0.17
Total diluted earnings per common share	$0.56	$0.72	$0.62	$0.20	$2.10

**	Changes in previously reported Net sales, Gross profit and Selling, general and administrative expenses are due to the reclassification of amounts related to the discontinued operations of the entry door business. As described in Note U Discontinued Operations of the Notes to the Consolidated Financial Statements in Item 15 of this Form 10-K, the Company met the requirements to classify its entry door business as a discontinued operation in December 2003.

EXHIBIT INDEX
THE STANLEY WORKS
EXHIBIT LIST

(3)	(i) Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i) to the Annual Report on Form 10-K for the year ended January 2, 1999).

(ii) The Stanley Works By-laws as amended October 17, 2001 (incorporated by reference to Exhibit 3(ii) to the Annual Report on Form 10-K for the year ended December 29, 2001).

(4)	(i) Indenture, dated as of April 1, 1986 between the Company and State Street Bank and Trust Company, as successor trustee, defining the rights of holders of 5.75% Notes due March 1, 2004 (incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-4344 filed March 27, 1986).

(ii) First Supplemental Indenture, dated as of June 15, 1992 between the Company and State Street Bank and Trust Company, as successor trustee (incorporated by reference to Exhibit (4)(c) to Registration Statement No. 33-46212 filed July 21, 1992).

(a) Certificate of Designated Officers establishing Terms of 5.75% Notes due March 1, 2004 (incorporated by reference to Exhibit 4(ii)(b) to the Annual Report on Form 10-K for the year ended January 2, 1999).

(iii) Rights Agreement, dated January 31, 1996 (incorporated by reference to Exhibit (4)(i) to Current Report on Form 8-K dated January 31, 1996).

(iv) Second Amended and Restated Facility A (364 Day) Credit Agreement, dated as of October 15, 2003, with the banks named therein and Citibank, N.A. as administrative agent.

(v) Facility B (Five Year) Credit Agreement, dated as of October 17, 2001, with the banks named therein and Citibank, N.A. as administrative agent (incorporated by reference to Exhibit 4(v) to the Annual Report on Form 10-K for the year ended December 29, 2001).

(vi) Indenture, dated as of November 1, 2002 between the Company and JPMorgan Chase Bank, as trustee, defining the rights of holders of 3½% Notes Due November 1, 2007 and 4-9/10% Notes due November 1, 2012 (incorporated by reference to Exhibit 4(vi) to the Annual Report on Form 10-K for the year ended December 28, 2002).

(a) Certificate of Designated Officers establishing Terms of 3½% Series A Senior Notes due 2007, 4-9/10% Series A Senior Notes due 2012, 3½% Series B Senior Notes due 2007 and 4-9/10% Series B Senior Notes due 2012 (incorporated by reference to Exhibit 4(ii) to the Quarterly Report on Form 10-Q for the quarter ended September 27, 2003).

(vii) Registration Rights Agreement dated November 1, 2002 among the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney Inc., BNP Paribas Corp. and Fleet Securities, Inc. as Purchasers (incorporated by reference to Exhibit 4(vii) to the Annual Report on Form 10-K for the year ended December 28, 2002).

(10)	(i) Deferred Compensation Plan for Non-Employee Directors as amended December 11, 2000 (incorporated by reference to Exhibit 10(ii) to the Annual Report on Form 10-K for the year ended December 30, 2000).*

(ii) 1988 Long-Term Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(iii) to the Annual Report on Form 10-K for the year ended January 3, 1998).*

(a)    Amendment to 1988 Long-Term Stock Incentive Plan dated December 17, 2003.*

(iii) Management Incentive Compensation Plan effective January 4, 1998 (incorporated by reference to Exhibit 10(iii) to the Quarterly Report on Form 10-Q for the quarter ended July 4, 1998).*

(a)    Amendment to Management Incentive Compensation Plan dated December 17, 2003.*

(iv) Deferred Compensation Plan for Participants in Stanley's Management Incentive Plan effective January 1, 1996, as amended.*

(v) Supplemental Retirement and Account Value Plan for Salaried Employees of The Stanley Works amended and restated as of June 30, 2001 (incorporated by reference to Exhibit 10(vi) to the Annual Report on Form 10-K for the year ended December 29, 2001).*

(vi) Note Purchase Agreement, dated as of June 30, 1998, between the Stanley Account Value Plan Trust, acting by and through Citibank, N.A. as trustee under the trust agreement for the Stanley Account Value Plan, for $41,050,763 aggregate principal amount of 6.07% Senior ESOP Guaranteed Notes Due December 31, 2009 (incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10-Q for the quarter ended July 4, 1998).

(vii) New 1991 Loan Agreement, dated June 30, 1998, between The Stanley Works, as lender, and Citibank, N.A. as trustee under the trust agreement for the Stanley Account Value Plan, to refinance the 1991 Salaried Employee ESOP Loan and the 1991 Hourly ESOP Loan and their related promissory notes (incorporated by reference to Exhibit 10(ii) to the Quarterly Report on Form 10-Q for the quarter ended July 4, 1998).

(viii)	(a) Supplemental Executive Retirement Program amended and restated and effective September 19, 2001 (incorporated by reference to Exhibit 10(ix) to the Annual Report on Form 10-K for the year ended December 29, 2001).*

(b) Amendment to John M. Trani's supplemental Executive Retirement Program, dated September 17, 1997 (incorporated by reference to Exhibit 10(ix)(b) to the Annual Report on Form 10-K for the year ended January 3, 1998).*

(ix)	(a) The Stanley Works Non-Employee Directors' Benefit Trust Agreement dated December 27, 1989 and amended as of January 1, 1991 by and between The Stanley Works and Fleet National Bank, as successor trustee (incorporated by reference to Exhibit (10)(xvii)(a) to the Annual Report on Form 10-K for year ended December 29, 1990).

(b) Stanley Works Employees' Benefit Trust Agreement dated December 27, 1989 and amended as of January 1, 1991 by and between The Stanley Works and Fleet National Bank, as successor trustee (incorporated by reference to Exhibit (10)(xvii)(b) to the Annual Report on Form 10-K for year ended December 29, 1990).

(x) Restated and Amended 1990 Stock Option Plan (incorporated by reference to Exhibit 10(xiii) to the Annual Report on Form 10-K for the year ended December 28, 1996).*

(a)    Amendment to 1990 Stock Option Plan dated December 17, 2003.*

(xi) Master Leasing Agreement, dated September 1, 1992 between BLC Corporation and The Stanley Works (incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10-Q for the quarter ended September 26, 1992).

(xii) The Stanley Works Stock Option Plan for Non-Employee Directors, as amended October 15, 2003 (incorporated by reference to Exhibit 10(iii)(A) to the Quarterly Report on Form 10-Q for the quarter ended September 27, 2003).

(xiii) Employment Agreement dated as of January 1, 2000 between The Stanley Works and John M. Trani (incorporated by reference to Exhibit 10(i) to Current Report on Form 8-K dated June 23, 2000).*

(xiv) 1997 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to Registration Statement No. 333-42582 filed July 28, 2000).*

(a)    Amendment to 1997 Long-Term Incentive Plan dated December 17, 2003.*

(xv) 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-64326 filed July 2, 2001).*

(a)    Amendment to 2001 Long-Term Incentive Plan dated December 17, 2003.*

(xvi) Engagement Letter, dated August 26, 1999 between The Stanley Works and Donald McIlnay (incorporated by reference to Exhibit 10(xvi) to the Annual Report on Form 10-K for the year ended December 28, 2002).*

(xvii) Agreement, dated June 9, 1999 between The Stanley Works and James Loree (incorporated by reference to Exhibit 10(ii) to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1999).*

(xviii) Engagement Letter, dated January 2, 2001 between The Stanley Works and Paul Isabella (incorporated by reference to Exhibit 10 (xix) of the Annual Report on Form 10-K for the year ended December 29, 2001).*

(xix) Engagement Letter, dated September 12, 2000 between The Stanley Works and Jack Garlock (incorporated by reference to Exhibit 10(xix) to the Annual Report on Form 10-K for the year ended December 28, 2002).*

(xx) Forms of Change in Control Severance Agreements (incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10-Q/A for the quarter ended June 28, 2003).*

(xxi) Schedule of Certain Executive Officers who are Parties to the Change in Control Severance Agreements in the forms referred to in Exhibit 10(xx) (incorporated by reference to Exhibit 10(ii) to the Quarterly Report on Form 10-Q/A for the quarter ended June 28, 2003).*

(xxii) Retirement Agreement between The Stanley Works and John M. Trani dated December 8, 2003.*

(xxiii) Engagement Letter dated March 5, 2003 between The Stanley Works and Joseph J. DeAngelo.*

(xxiv) Agreement dated February 3, 2004 between The Stanley Works and John F. Lundgren.*

(xxv) Change in Control Agreement dated March 1, 2004 between The Stanley Works and John F. Lundgren (incorporated by reference to Exhibit C to the Agreement attached to this 10-K as Exhibit 10(xxiv).*

(11)	Statement re computation of per share earnings (the information required to be presented in this exhibit appears in Notes A and K to the Company's Consolidated Financial Statements set forth in this Form 10-K)

(12)	Statement re computation of ratio of earnings to fixed charges

(14)	Code of Ethics for CEO and Senior Financial Officers (incorporated by reference to the Company's website, www.stanleyworks.com).

(21)	Subsidiaries of Registrant

(23)	Consent of Independent Auditors (at page 26)

(24)	Power of Attorney

(31)	(i) Certification by Chief Executive Officer pursuant to Rule 13a-14(a)

(ii) Certification by Chief Financial Officer pursuant to Rule 13a-14(a)

(32)	(i) Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(ii) Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	(i) Policy on Confidential Proxy Voting and Independent Tabulation and Inspection of Elections as adopted by The Board of Directors October 23, 1991 (incorporated by reference to Exhibit (28)(i) to the Quarterly Report on Form 10-Q for the quarter ended September 28, 1991).

*	Management contract or compensation plan or arrangement