Form 10-Q
period 2004-04-03
STANLEY WORKS
filed 2004-05-13
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

    Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended April 3, 2004.

or

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

81,659,286 shares of the registrant's common stock were outstanding as of May 12, 2004.

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE STANLEY WORKS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED APRIL 3, 2004 AND MARCH 29, 2003
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	2004	2003
Net sales	$778.6	$632.2
Costs and expenses:
Cost of sales	499.2	418.8
Selling, general and administrative	170.3	152.4
Provision for doubtful accounts	2.2	15.4
Interest expense	8.8	8.9
Interest income	(0.8)	(1.1)
Other, net	14.1	7.4
Restructuring charges	—	3.1
	693.8	604.9

Earnings from continuing operations before income taxes	84.8	27.3
Income taxes	26.3	8.3
Net earnings from continuing operations	58.5	19.0
Earnings from discontinued operations before income taxes (including gain on disposition of $142.7 million)	142.6	0.2
Income taxes on discontinued operations	47.6	—
Net earnings from discontinued operations	95.0	0.2
Net earnings	$153.5	$19.2

Net earnings per share of common stock:
Basic:
Continuing operations	$0.72	$0.22
Discontinued operations	1.16	—
Total basic earnings per common share	$1.88	$0.22

Diluted:
Continuing operations	$0.70	$0.22
Discontinued operations	1.14	—
Total diluted earnings per common share	$1.84	$0.22

Dividends per share of common stock	$0.26	$0.26

Average shares outstanding (in thousands):
Basic	81,628	87,815
Diluted	83,392	88,478

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
APRIL 3, 2004 AND JANUARY 3, 2004
(Unaudited, Millions of Dollars)

	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$192.5	$204.4
Accounts and notes receivable	572.9	482.4
Inventories	397.7	377.1
Other current assets	107.1	98.9
Assets held for sale	5.0	37.9
Total current assets	1,275.2	1,200.7

Property, plant and equipment	1,276.5	1,231.2
Less: accumulated depreciation	855.0	817.9
	421.5	413.3

Goodwill	583.1	432.8
Other intangible assets	323.7	210.5
Other assets	205.3	166.5
Total assets	$2,808.8	$2,423.8

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
Short-term borrowings	$202.3	$—
Current maturities of long-term debt	37.8	157.7
Accounts payable	281.3	240.2
Accrued income taxes	129.1	76.1
Other accrued expenses	289.7	250.3
Liabilities held for sale	—	29.2
Total current liabilities	940.2	753.5

Long-term debt	547.3	534.5
Other liabilities	317.2	277.2
Commitments and contingencies (Note I)

Shareowners' equity:
Common stock, par value $2.50 per share	237.6	237.6
Retained earnings	1,334.9	1,202.1
Accumulated other comprehensive loss	(82.7)	(84.2)
ESOP debt	(172.1)	(173.8)
	1,317.7	1,181.7
Less: cost of common stock in treasury	313.6	323.1
Total shareowners' equity	1,004.1	858.6
Total liabilities and shareowners' equity	$2,808.8	$2,423.8

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED APRIL 3, 2004 AND MARCH 29, 2003
(Unaudited, Millions of Dollars)

	2004	2003
Operating activities:
Net earnings	$153.5	$19.2
Depreciation and amortization	24.4	22.6
Restructuring charges	—	3.1
Changes in working capital	(15.9)	(20.5)
Reclassify proceeds from sale of business to investing	(161.9)	—
Changes in other assets and liabilities	52.0	27.3
Cash provided by operating activities	52.1	51.7

Investing activities:
Capital expenditures	(8.2)	(7.5)
Proceeds from sale of business	161.9	—
Business acquisitions and asset disposals	(250.1)	(14.9)
Other investing activities	(0.1)	(0.7)
Cash used in investing activities	(96.5)	(23.1)

Financing activities:
Payments on long-term debt	(127.3)	(0.9)
Net short-term borrowings	174.5	29.7
Cash dividends on common stock	(21.2)	(22.2)
Other financing activities	9.9	1.9
Cash provided by financing activities	35.9	8.5

Effect of exchange rate changes on cash	(3.4)	(2.8)
Change in cash and cash equivalents	(11.9)	34.3

Cash and cash equivalents, beginning of period	204.4	121.7
Cash and cash equivalents, end of period	$192.5	$156.0

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
BUSINESS SEGMENT INFORMATION
THREE MONTHS ENDED APRIL 3, 2004 AND MARCH 29, 2003
(Unaudited, Millions of Dollars)

	2004	2003
BUSINESS SEGMENTS
Net Sales:
Consumer products	$306.0	$253.2
Industrial tools	316.0	271.5
Security solutions	156.6	107.5
Total	$778.6	$632.2

Segment Operating Profit (Loss)
Consumer products	$48.0	$31.8
Industrial tools	30.1	(2.7)
Security solutions	28.8	16.5
Total	$106.9	$45.6

Interest, net	8.0	7.8
Other, net	14.1	7.4
Restructuring charges	—	3.1
Earnings from continuing operations before income taxes	$84.8	$27.3

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 3, 2004

A.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereafter referred to as "generally accepted accounting principles") for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included. In the first quarter of 2004, a $1.4 million correction of depreciation expense was recorded which related to prior periods.

For further information, refer to the consolidated financial statements and footnotes included in The Stanley Works and Subsidiaries' (collectively, the "Company") Form 10-K for the year ended January 3, 2004.

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

If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates consistent with the method prescribed by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," net earnings and earnings per share for the three months ended April 3, 2004 and March 29, 2003 would have been the pro forma amounts that follow (in millions, except per share amounts):

	2004	2003

Net earnings, as reported	$153.5	$19.2
Less: Stock-based employee compensation expense determined under fair value method, net of related tax effects	1.5	1.9
Pro forma net income, fair value method	$152.0	$17.3
Earnings per share:
Basic, as reported	$1.88	$0.22
Basic, pro forma	$1.86	$0.20
Diluted, as reported	$1.84	$0.22
Diluted, pro forma	$1.82	$0.20

C.    Earnings Per Share

The following table reconciles the weighted average shares outstanding used to calculate basic and diluted earnings per share for the three months ended April 3, 2004 and March 29, 2003:

	2004	2003
Numerator (in millions):
Net earnings – basic and diluted	$153.5	$19.2
Denominator (in thousands):
Basic earnings per share – weighted average shares	81,628	87,815
Dilutive effect of stock options and awards	1,764	663
Diluted earnings per share – weighted average shares	83,392	88,478
Earnings per share of common stock:
Basic	$1.88	$0.22
Diluted	$1.84	$0.22

D.    Comprehensive Income

Comprehensive income for the three months ended April 3, 2004 and March 29, 2003 is as follows (in millions):

	2004	2003
Net earnings	$153.5	$19.2
Other comprehensive income (loss), net of tax	1.5	(2.2)
Comprehensive income	$155.0	$17.0

Other comprehensive income (loss) is primarily the impact of foreign currency translation.

E.    Inventories

The components of inventories at April 3, 2004 and January 3, 2004 are as follows (in millions):

	2004	2003
Finished products	$304.8	$293.7
Work in process	35.7	35.8
Raw materials	57.2	47.6
Total inventories	$397.7	$377.1

F.    Acquisitions, Goodwill and Other Intangible Assets

During fiscal year 2003, the Company acquired several small businesses at a total cost of $23.4 million. Purchase accounting for the largest of these acquisitions is complete. Purchase accounting for the remaining acquisitions is preliminary, primarily with respect to intangible valuations, and is expected to be finalized by mid 2004.

During the first quarter of 2004, the Company completed the acquisitions of Blick plc ("Blick"), Chicago Steel Tape Co. ("CST / Berger") and Frisco Bay Industries Ltd. ("Frisco Bay") for $270.7 million. All Blick shares were acquired and over 90 percent of Frisco Bay shares were purchased; the remaining Frisco Bay shares were acquired in the second quarter. Blick is a leading U.K. integrator of security systems, communication and time management solutions for the commercial and industrial sectors. CST / Berger is a leading designer and manufacturer of laser and optical leveling and measuring equipment. Frisco Bay is a leading Canadian provider of security systems and equipment for financial institutions, government agencies and major industrial corporations. The Company acquired these businesses pursuant to its growth strategy and stated objective to reduce the risk associated with large customer concentrations.

The acquisitions were accounted for as purchases in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations." The total purchase price for the 2004 acquisitions noted above was allocated to the assets acquired and liabilities assumed based on a preliminary estimate of fair value. Purchase accounting adjustments to reflect the fair value of the assets acquired and liabilities assumed are preliminary, with respect to identification and valuation of intangibles and associated deferred taxes, appraisals to be performed on property, plant and equipment, and certain other less significant matters. As of April 3, 2004, the preliminary allocation of the purchase price for all first quarter acquisitions was to the following major opening balance sheet categories (in millions):

Current assets (primarily accounts receivable and inventories)	$125.5
Property, plant and equipment	19.6
Goodwill and other intangible assets	266.7
Total assets	$411.8
Current liabilities	$96.2
Other liabilities (primarily deferred taxes)	44.9
Total liabilities	$141.1

Pre-Acquisition Pro Forma Earnings

Net sales, net earnings, and diluted earnings per share would have been adjusted by the amounts below if the companies acquired in 2004 had been included in the Consolidated Statements of Operations for the entire first quarters of 2004 and 2003.

	Q1 2004	Q1 2003

Net sales	$11.0	$49.9
Net (loss) earnings	$(3.2)	$3.7
Diluted (loss) earnings per share	$(0.04)	$0.04

Operating results for the acquisitions during these pre-acquisition periods are not necessarily indicative of future operating results.

Goodwill

The changes in the carrying amount of goodwill by segment are as follows (in millions):

	Consumer	Industrial	Security	Total

Balance January 3, 2004	$122.4	$113.5	$196.9	$432.8
Goodwill acquired during the year	—	23.9	124.4	148.3
Purchase accounting adjustments and foreign currency translation	0.5	(0.5)	2.0	2.0
Balance April 3, 2004	$122.9	$136.9	$323.3	$583.1

Other Intangible Assets

In connection with the first quarter 2004 acquisitions, the Company recorded intangible assets. The purchase accounting, including amounts attributable to the fair value of identifiable intangible assets, is preliminary. When the purchase accounting is finalized these amounts may be adjusted. The amounts allocated to amortizable intangible assets totaled $57 million for customer relationships and $12 million for other intangibles. The amount allocated to trade-names, which are expected to be indefinite lived and accordingly are not amortized, was $49 million.

G.    Debt and Other Financing Arrangements

In the first quarter 2004, the Company repaid $120 million of long-term debt which matured on March 1, 2004 with commercial paper borrowings. CST/Berger, Blick and Frisco Bay were acquired using a combination of cash on hand, commercial paper borrowings, and proceeds from the sale of the entry door business (see Notes F and M). The Company assumed $29 million of debt in the Blick and Frisco Bay acquisitions. In addition, the remaining $22 million Blick purchase price obligation is reflected as a long-term note payable and is expected to be paid in June, 2005. In total the Company's debt increased $95.2 million in the first quarter of 2004.

The Company terminated two interest rate swap arrangements in March, 2004. These interest rate swaps were fixed to floating rate arrangements and the notional values were $75 million and $100 million with termination dates of November 2007 and November 2012 respectively. They were fair value hedges for a portion of the $150 million five year and $200 million ten year notes issued in November 2002. The effect of the termination of these swaps amounted to a $0.3 million gain which will be amortized over the remaining lives of the five year and ten year notes issued in November 2002.

H.    Restructuring Charges and Asset Impairments

In the first quarter of 2003, the Company recorded $3 million in restructuring reserves for new initiatives, pertaining to the further reduction of its cost structure, primarily for severance-related obligations. These reserves were fully expended by the end of 2003.

In April of 2003, the Company announced restructuring plans for the Operation 15 initiative. These restructuring and other charges, which occurred throughout 2003, consisted of severance, asset impairments and other exit costs related to the exit from the Company's MacDirect retail channel. The exit of MacDirect required the liquidation of certain assets and certain lease obligations. In the first quarter of 2003, the Company recognized $10 million of receivable losses and $4 million of inventory losses associated with the MacDirect exit. No restructuring charges were recorded in the first quarter of 2003 related to this initiative.

At April 3, 2004, the restructuring and asset impairment reserve balance was $12 million. A summary of the Company's restructuring reserve activity from January 3, 2004 to April 3, 2004 is as follows:

	01/03/2004	Acquisitions	Usage	04/03/04
Acquisitions
Severance	$—	$4.5	$(3.5)	$1.0
Other	—	0.2	—	0.2

Operation 15
Severance	3.1	—	(2.1)	1.0
Asset impairments	8.7	—	(0.4)	8.3
Other	2.8	—	(1.1)	1.7

Prior to 2003
Other	1.5	—	(1.2)	0.3
	$16.1	$4.7	$(8.3)	$12.5

The Company expects the above restructuring and asset reserve balances to be fully expended by the end of 2004.

I.    Commitments and Contingencies

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

The Company's policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of April 3, 2004, the Company had reserves of $12.2 million, primarily for remediation activities associated with Company-owned properties as well as for Superfund sites.

J.    Guarantees

The Company's financial guarantees at April 3, 2004 are as follows (in millions):

	Term	Maximum Potential Payment	Liability Carrying Amount
Guarantees on the residual values of leased properties	Up to 6 years	$60.2	$—
Commercial customer financing arrangements	Up to 5 years	1.2	—
Standby letters of credit	Generally 1 year	29.2	—
Guarantee on the external Employee Stock Ownership Plan borrowings	Through 2009	11.8	11.8
Government guarantees on employees	Up to 3 years from date of hire	0.1	—
Guarantee on active facility lease	Through 2012	0.6	—
Guarantees on leases for divested business which are subleased	Up to 50 months	0.6	0.2
		$103.7	$12.0

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

The changes in the carrying amount of product and service warranties for the three months ended April 3, 2004 are as follows (in millions):

Balance January 3, 2004	$7.3
Warranties and guarantees issued	3.1
Warranty payments	(2.7)
Acquisitions	0.9
Balance April 3, 2004	$8.6

K.    Net Periodic Benefit Cost – Defined Benefit Plans

Following are the components of net periodic benefit cost for the three months ended April 3, 2004 and March 29, 2003 (in millions):

	PENSION BENEFITS				OTHER BENEFITS
	U.S. PLANS		NON-U.S. PLANS		U.S. PLANS
	2004	2003	2004	2003	2004	2003
Service cost	$0.7	$0.6	$1.6	$1.3	$0.1	$0.3
Interest cost	0.6	0.8	2.3	2.3	0.3	0.3
Expected return on plan assets	(0.1)	(0.3)	(3.4)	(3.1)	—	—
Amortization of prior service cost	0.4	0.4	0.2	0.2	—	(0.1)
Amortization of net loss	0.1	0.7	0.3	—	—	—
Settlement / curtailment gain	—	—	(0.2)	—	—	—
Net periodic benefit cost	$1.7	$2.2	$0.8	$0.7	$0.4	$0.5

L.    Segments

The Company changed its segment reporting to align with the portfolio changes resulting from the divesture and acquisitions in the first quarter 2004. 2003 segment information has been restated for comparability. The Company will report the following three segments: Consumer Products, Industrial Tools and Security Solutions. The Consumer Products segment includes hand tools, consumer mechanics tools and storage units, hardware, and home décor. Industrial Tools is comprised of Mac Tools, Proto mechanics tools, storage systems, specialty tools, assembly technologies, hydraulic tools and CST/Berger. The Security Solutions segment includes access technologies, Best Access, and newly acquired Blick and Frisco Bay. The Company's reportable segments are an aggregation of businesses that have similar products and services, among other factors.

	Net sales and operating profit results for the year ended January 3, 2004
	Net Sales	Operating Profit
Consumer products	$1,106.8	$145.3
Industrial tools	1,097.6	24.9
Security solutions	473.7	84.8
Total	$2,678.1	$255.0

	Total Assets
	April 3, 2004	January 3, 2004
Consumer products	$804.3	$792.5
Industrial tools	879.0	814.5
Security solutions	908.2	554.4
Discontinued operations	—	33.0
Corporate assets	217.3	229.4
Total	$2,808.8	$2,423.8

The Company assesses the performance of its reportable segments using operating profit. Segment operating profit excludes interest income, interest expense, other-net, restructuring charges and asset impairments, as well as income tax expense. There were no significant inter-segment transactions for the periods presented.

Approximately 21% of the Company's long-lived assets are concentrated in the United Kingdom. Prior to the acquisition of Blick in early 2004, assets in the United Kingdom were less significant.

M.    Discontinued Operations

On December 8, 2003, the Company entered into a definitive agreement to sell its residential entry door business to Masonite International Corporation. The $162 million cash sale transaction closed on March 2, 2004 and resulted in an after-tax gain of $95 million, which is subject to final audit procedures under the sale agreement in the second quarter of 2004. In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations of the entry door business for the periods presented have been reported as discontinued operations. In addition the assets and liabilities of the business were classified as held for sale in the Consolidated Balance Sheet at January 3, 2004.

The business manufactures and distributes steel and fiberglass entry doors and components, throughout North America. Operating results of the entry door business, for the period ended March 1, 2004 and for the three months ended March 29, 2003, are summarized as follows:

	First Quarter
	2004	2003
(Millions of Dollars)
Net sales	$26.0	$34.0
Pretax (loss) earnings	(0.1)	0.2
Income taxes	—	—
Net (loss) earnings from discontinued operations	$(0.1)	$0.2

Assets and liabilities of the entry door business as of March 1, 2004 and January 3, 2004 were as follows:

	2004	2003
(Millions of Dollars)
Accounts receivable	$9.5	$5.7
Inventories	10.0	6.9
Other current assets	0.8	1.0
Property, plant and equipment	19.0	19.4
Total assets	$39.3	$33.0
Accounts payable	$21.9	$22.9
Accrued expenses	4.4	4.7
Other liabilities	1.5	1.6
Total Liabilities	$27.8	$29.2

N.    New Accounting Standards

During December, 2003, the Financial Accounting Standards Board (FASB) issued a revision to SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This revision requires that public companies disclose the components of net periodic defined benefit cost on an interim basis, and provide updates for significant changes to expected and actual current year cash contributions to such plans. The new disclosure requirements are effective for interim and fiscal periods ending after December 15, 2003 and are reflected in Note K, Net Periodic Benefit Cost, of the Notes to the Condensed Consolidated Financial Statements.

Also during December, 2003, a revision to FASB Interpretation No. 46 (FIN 46R), "Consolidation of Variable Interest Entities" was issued. This revision provided further guidance with respect to consolidation of variable interest entities and is in effect for periods ending after December 15, 2003. The adoption of FIN 46R had no material impact on the Company.

In January 2004 FASB Staff Position 106-1 ("FSP 106-1"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," was issued,

effective for fiscal years ending after December 7, 2003. FSP 106-1 permits employers that sponsor postretirement prescription drug benefits to retirees to defer accounting for any effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). As permitted by FSP 106-1, the Company made a one-time election to defer accounting for the effect of the Act until specific authoritative guidance is issued. Therefore, the net periodic postretirement benefit cost included in the financial statements does not reflect the effects of the Act. The Act is expected to reduce the Company's ultimate postretirement benefit obligations. However the effect is not expected to be material.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company has embarked on a growth strategy and continues to alter its portfolio of businesses. This growth strategy encompasses acquisitions and the reduction of risk associated with certain large customer concentrations. The Company believes this strategy will improve the overall profitability of operations. In the first quarter of 2004, the Company completed the sale of its residential entry door business and the acquisitions of Chicago Steel Tape Co. ("CST/Berger"), Blick plc ("Blick") and Frisco Bay Industries Ltd ("Frisco Bay"). The residential entry doors business has been reported as a discontinued operation for all periods presented and the first quarter of 2004 net earnings from discontinued operations are $95 million, or $1.14 per fully diluted share, which consists primarily of the after-tax gain from the sale.

The company recently announced a change to its segment reporting to align with the portfolio changes resulting from the divestiture and acquisitions in the first quarter of 2004. The company will report the following three segments: Consumer Products, Industrial Tools and Security Solutions. The Consumer Products segment includes hand tools, consumer mechanic tools and storage units, hardware, and home décor. Industrial Tools is comprised of Mac Tools, Proto mechanic tools, pneumatic tools, storage systems, specialty tools, assembly technologies, hydraulic tools and CST/Berger. The Security Solutions segment includes access technologies, Best Access, and newly acquired Blick and Frisco Bay.

RESULTS OF OPERATIONS

Net sales from continuing operations were $779 million in the first quarter of 2004 as compared to $632 million in the first quarter of 2003, representing an increase of 23%. Excluding the net sales from recent acquisitions of $49 million, organic sales increased 16% as strong demand continued from home center and mass merchant customers; industrial tool demand benefited from notably improved economic conditions; and Security Solutions revenues increased sharply on service-related share gains primarily at national accounts. Favorable foreign currency translation, primarily European and Asian, increased net sales by 4%.

The Company reported gross profit from continuing operations of $279 million, or 35.9% of net sales, in the first quarter of 2004 as compared to $213 million, or 33.8% of net sales, in the prior year. The businesses acquired increased gross profit by $23 million. The remaining increase was primarily attributed to increased sales volume and gross profit rate improvement. The gross profit rate improvement was attributable to the carryover benefit of 2003 restructuring programs, volume leverage, inventory losses in the first quarter of 2003 related to the termination of the Mac Direct distribution model, favorable pricing and improved product mix. These benefits were partially offset by higher steel costs and other inflation. The company experienced a significant impact from broadly-publicized and unprecedented levels of commodity price inflation (particularly steel) in the first quarter and is actively pursuing price increases across all channels. Such efforts are gaining acceptance, but with traditional timing impacts. Steel cost increases will have a more substantial impact in the second quarter and beyond, while offsetting price increases will phase in over the second and subsequent quarters.

Selling, general and administrative ("SG&A") expenses from continuing operations were $173 million, or 22.2% of net sales, as compared to $168 million, or 26.5% of net sales, in the prior year. The increase of $5 million was primarily attributed to: 1) acquired businesses that increased costs by $12 million; and 2) $10 million of receivable losses in 2003 which related to the exiting of the Mac Direct distribution model. The remainder of the business portfolio held SG&A spending levels constant despite the 16% organic sales increase.

Other-net expenses from continuing operations were $14 million in the first quarter of 2004 versus $7 million last year. The increase was principally due to $2 million of legal settlements, $2 million of incremental amortization related to newly acquired business intangibles, $1 million of lower currency gains and $1 million of increased asset write-offs.

The Company's income tax rate from continuing operations was 31% in the first quarter this year compared to 30% in the prior year. The lower income tax rate in 2003 related to refunds received associated with prior year tax assessments.

Business Segments

The Company's reportable segments are an aggregation of businesses that have similar products and services, among other factors. The Company assesses the performance of its reportable segments using operating profit. Segment operating profit excludes interest income, interest expense, other-net, restructuring charges and asset impairments, as well as income tax expense.

In the first quarter of 2004, Consumer Products net sales increased 21% to $306 million from $253 million in the prior year, due to the aforementioned strength in home center and mass merchant channels in the U.S. and favorable currency impacts in Europe and Asia. Operating profit as a percentage of net sales was 15.7% versus 12.6% last year, due primarily to favorable price and product mix combined with operating leverage from higher sales volumes.

Industrial Tools net sales increased 16% to $316 million in the first quarter of 2004 as compared to $272 million in the comparable 2003 period. Excluding the CST/Berger acquisition, organic sales increased 11% to $303 million. This organic improvement was the result of improved economic conditions in the fastening systems, industrial mechanics tools and storage systems businesses. Mac Tools revenues were essentially flat, a strong performance as traditional distributor additions and higher route average sales offset the decline from last year's MacDirect exit. The operating profit as a percentage of net sales was 9.5% in the first quarter of 2004. In the first quarter of 2003, the Industrial Tools segment reported an operating loss due to $14 million of receivable and inventory losses associated with the MacDirect exit. The remaining increase in the 2004 operating profit and margin rate was due to higher sales volume and carryover benefits of the prior year restructuring programs.

Security Solutions sales increased 46% to $157 million in the first quarter of 2004 compared to $108 million in the prior year. Excluding the Blick and Frisco Bay acquisitions, organic sales increased 15% to $124 million, on the strength of the supply and service of automatic commercial door systems in access technologies. The businesses acquired increased operating profit by $7 million. Operating profit as a percentage of net sales increased to 18.4% in the first quarter versus 15.3% last year, due to higher sales volumes and the impacts of including higher-margin acquired businesses.

Restructuring and Other Charges

In the first quarter of 2003, the Company recorded $3 million in restructuring reserves for new initiatives, pertaining to the further reduction of its cost structure, primarily for severance-related obligations. These reserves were fully expended by the end of 2003.

In April of 2003, the Company announced restructuring plans for the Operation 15 initiative. These restructuring and other charges, which occurred throughout 2003, consisted of severance, asset impairments and other exit costs related to the exit from the Company's MacDirect retail channel. The exit of MacDirect required the liquidation of certain assets and certain lease obligations. In the first quarter of 2003, the Company recognized $10 million of receivable losses and $4 million of inventory losses associated with the MacDirect exit. No restructuring charges were recorded in the first quarter of 2003 related to this initiative.

At April 3, 2004, the restructuring and asset impairment reserve balance was $12 million. A summary of the Company's restructuring reserve activity from January 3, 2004 to April 3, 2004 is as follows:

	01/03/2004	Acquisitions	Usage	04/03/04

Acquisitions
Severance	$—	$4	$(3)	$1

Operation 15
Severance	3	—	(2)	1
Asset impairments	9	—	(1)	8
Other	3	—	(1)	2

Prior to 2003
Other	1		(1)	—
	$16	$4	$(8)	$12

The Company expects the above restructuring and asset reserve balances to be fully expended by the end of 2004.

FINANCIAL CONDITION

Liquidity, Sources and Uses of Capital

Operating cash flows were $52 million in both the first quarters of 2004 and 2003, as working capital levels were closely managed during this period of strong sales volume growth. Free cash flows before dividends (cash from operations less capital expenditures) were $44 million in the first quarters of both years, reflecting the cash flow from operations and continued effective management of capital expenditures.

In the first quarter of 2004 the Company received $162 million in cash from the sale of the entry door business. Approximately $50 million of related income taxes will be disbursed in later quarters. Cash payments for acquisitions amounted to $250 million. Thus the net cash outflow pertaining to acquisition and divestiture activity was $88 million, about half of which was paid with existing cash resources and the remainder was financed with commercial paper borrowings. Aside from normal debt service payments, the Company repaid $120 million of long-term debt which matured on March 1, 2004, and net short-term borrowings, principally commercial paper, increased $175 million. Overall the Company realized net cash inflows of $47 million from borrowing activities in the first quarter.

The Company assumed $29 million of debt in the Blick and Frisco Bay acquisitions. In addition the remaining $22 million Blick purchase price obligation is reflected as a long-term note payable and is expected to be paid in June, 2005. In total the Company's debt increased $95.2 million in the first quarter of 2004.

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

PART 2 – OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

(10)(iii)	Summary of Material Terms of the 2004 Management Incentive Compensation Program*
(31)(i)	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)
(ii)	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)
(32)(i)	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(ii)	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Compensation plan or arrangement

(b)    Reports on Form 8-K

(i)	The Company filed a current report on Form 8-K dated January 12, 2004 with respect to the Company's press release announcing that holders of more than 81% of the outstanding shares of Blick plc had accepted the Company's offer and that the offer was being extended 7 days until January 16, 2004.

(ii)	The Company filed a current report on Form 8-K dated January 15, 2004 with respect to the Company's press release announcing completion of the acquisition of Chicago Steel Tape Co. and certain related assets and affiliated companies.

(iii)	The Company filed a current report on Form 8-K dated January 20, 2004 with respect to the joint press release issued by the Company and Frisco Bay Industries Ltd. on January 20, 2004.

(iv)	The Company filed a current report on Form 8-K dated January 20, 2004 with respect to the Company's press release announcing that it had declared its previously announced cash offer for Blick plc to be wholly unconditional.

(v)	The Company filed a current report on Form 8-K dated January 23, 2004 with respect to its press release announcing that it had received valid acceptances of approximately 93.3% of the shares of Blick plc, and would exercise its right to compulsorily acquire all remaining outstanding Blick shares.

(vi)	The Company filed a current report on Form 8-K dated January 28, 2004 with respect to its press releases reporting the Company's results for the fourth quarter of 2003 and providing guidance for the first quarter and full year of 2004 and elaborating on certain other activities.

(vii)	The Company filed a current report on Form 8-K dated February 5, 2004 with respect to its press release announcing the election of John F. Lundgren to the posts of chairman and chief executive officer, effective March 1, 2004.

(viii)	The Company filed a current report on Form 8-K dated February 9, 2004 with respect to its press release announcing the naming of Donald R. McIlnay as President, Tools Group and the resignation of Joseph J. DeAngelo.

(ix)	The Company filed a current report on Form 8-K dated March 1, 2004 with respect to its press release announcing that all approvals had been received for the sale of the Company's entry doors business to Masonite International Corporation.

(x)	The Company filed a current report on Form 8-K dated March 2, 2004 with respect to its press release announcing that the Company had completed the sale of its entry doors business to Masonite International Corporation.

(xi)	The Company filed a current report on Form 8-K dated March 16, 2004 with respect to its press release providing guidance for the first quarter and full year 2004.

(xii)	The Company filed a current report on Form 8-K dated March 30, 2004 with respect to its press release confirming the resignation of Robert G. Britz from the Company's Board of Directors.

CAUTIONARY STATEMENT

Certain statements contained in this Quarterly Report on Form 10-Q, including the statements regarding the Company's ability (i) to improve the overall profitability of the Company's operations; (ii) to offset anticipated commodity price inflation with price increases and other productivity improvements; and (iii) to complete restructuring activities within existing restructuring and asset impairment reserves by the end of 2004 are forward looking and are based on current expectations and involve inherent risks and uncertainties, including factors listed below and other factors that could delay, divert or change any of them, and could cause actual outcomes and results to differ materially from current expectations.

The Company's ability to achieve the results described above is dependent on (i) the success of the Company's efforts to efficiently and promptly integrate the recent acquisitions and the sales related thereto; (ii) the continued ability of the Company to access credit markets under satisfactory terms; (iii) the success of the Company's marketing and sales efforts; (iv) the Company's ability to fulfill demand for its products in a timely manner; (v) the absence of increased pricing pressures from customers and competitors and the ability to defend market share in the face of price competition; (vi) the continued ability to effectively manage and defend litigation matters pending or asserted in the future against the Company; (vii) the success of the Company's efforts to increase prices to offset recent commodity price increases; (viii) the absence of further increasing commodity costs or the ability to reduce other costs to offset such increases; (ix) and the availability of raw materials.

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

THE STANLEY WORKS

Date: May 13, 2004	By: /s/ James. M. Loree James M. Loree Executive Vice President, Finance and Chief Financial Officer