Form 10-Q
period 2004-07-03
STANLEY WORKS
filed 2004-08-04
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

    Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended July 3, 2004.

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

81,903,702 shares of the registrant's common stock were outstanding as of July 30, 2004.

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE STANLEY WORKS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JULY 3, 2004 AND JUNE 28, 2003
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	Second Quarter		Year to Date
	2004	2003	2004	2003
Net sales	$794.7	$652.6	$1,573.3	$1,284.8
Costs and expenses:
Cost of sales	511.8	432.2	1,011.0	851.0
Selling, general and administrative	175.1	156.2	345.4	308.6
Provision for doubtful accounts	2.4	12.8	4.6	28.2
Interest expense	9.5	8.1	18.3	17.0
Interest income	(0.9)	(1.5)	(1.7)	(2.6)
Other, net	10.3	10.1	24.4	17.5
Restructuring charges and asset impairments	—	21.9	—	25.0
	708.2	639.8	1,402.0	1,244.7
Earnings from continuing operations before income taxes	86.5	12.8	171.3	40.1
Income taxes	25.1	3.5	51.4	11.8
Net earnings from continuing operations	61.4	9.3	119.9	28.3
Earnings from discontinued operations before income taxes (including gain on disposition of $142.7 million in 2004)	—	5.1	142.6	5.3
Income taxes on discontinued operations	—	2.0	47.6	2.0
Net earnings from discontinued operations	—	3.1	95.0	3.3
Net earnings	$61.4	$12.4	$214.9	$31.6
Net earnings per share of common stock:
Basic:
Continuing operations	$0.75	$0.11	$1.47	$0.33
Discontinued operations	—	0.04	1.16	0.04
Total basic earnings per common share	$0.75	$0.14	$2.63	$0.37
Diluted:
Continuing operations	$0.73	$0.11	$1.43	$0.33
Discontinued operations	—	0.04	1.13	0.04
Total diluted earnings per common share	$0.73	$0.14	$2.57	$0.36
Dividends per share of common stock	$0.26	$0.26	$0.52	$0.51
Average shares outstanding (in thousands):
Basic	81,940	85,555	81,777	86,407
Diluted	84,112	86,002	83,763	86,988

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JULY 3, 2004 AND JANUARY 3, 2004
(Unaudited, Millions of Dollars)

	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$235.7	$204.4
Accounts and notes receivable	571.7	482.4
Inventories	394.7	377.1
Other current assets	86.5	98.9
Assets held for sale	2.9	37.9
Total current assets	1,291.5	1,200.7

Property, plant and equipment	1,257.4	1,231.2
Less: accumulated depreciation	843.7	817.9
	413.7	413.3

Goodwill	600.6	432.8
Other intangible assets	291.0	210.5
Other assets	197.1	166.5
Total assets	$2,793.9	$2,423.8

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
Short-term borrowings	$213.7	$—
Current maturities of long-term debt	57.5	157.7
Accounts payable	285.0	240.2
Accrued income taxes	98.9	76.1
Accrued expenses	276.8	250.3
Liabilities held for sale	—	29.2
Total current liabilities	931.9	753.5

Long-term debt	516.6	534.5
Other liabilities	304.3	277.2
Commitments and contingencies (Note I)

Shareowners' equity:
Common stock, par value $2.50 per share	237.7	237.6
Retained earnings	1,376.8	1,202.1
Accumulated other comprehensive loss	(96.5)	(84.2)
ESOP debt	(170.4)	(173.8)
	1,347.6	1,181.7
Less: cost of common stock in treasury	306.5	323.1
Total shareowners' equity	1,041.1	858.6
Total liabilities and shareowners' equity	$2,793.9	$2,423.8

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND SIX MONTHS ENDED JULY 3, 2004 AND JUNE 28, 2003
(Unaudited, Millions of Dollars)

	Second Quarter		Year to Date
	2004	2003	2004	2003
Operating activities:
Net earnings	$61.4	$12.4	$214.9	$31.6
Depreciation and amortization	22.7	21.9	47.1	44.5
Restructuring charges and asset impairments	—	21.9	—	25.0
Reclassify taxes paid (proceeds) from sale of business to investing	21.9	—	(140.0)	—
Changes in working capital	2.9	(25.6)	(13.0)	(46.1)
Changes in other assets and liabilities	(18.0)	33.5	34.0	60.8
Cash provided by operating activities	90.9	64.1	143.0	115.8
Investing activities:
Capital expenditures	(12.9)	(7.8)	(21.1)	(15.3)
Proceeds (taxes paid) from sale of business	(21.9)	—	140.0	—
Business acquisitions	(4.4)	—	(254.5)	(16.4)
Other investing activities	1.4	1.3	1.3	2.1
Cash used in investing activities	(37.8)	(6.5)	(134.3)	(29.6)
Financing activities:
Payments on long-term debt	(9.5)	(1.1)	(136.8)	(2.0)
Net short-term borrowings	12.5	38.3	187.0	68.0
Cash dividends on common stock	(21.2)	(21.8)	(42.4)	(44.0)
Equity hedge settlement	—	(101.0)	—	(101.0)
Other financing activities	5.9	1.8	15.8	3.7
Cash (used in) provided by financing activities	(12.3)	(83.8)	23.6	(75.3)
Effect of exchange rate changes on cash	2.4	(2.1)	(1.0)	(4.9)
Change in cash and cash equivalents	43.2	(28.3)	31.3	6.0
Cash and cash equivalents, beginning of period	192.5	156.0	204.4	121.7
Cash and cash equivalents, end of period	$235.7	$127.7	$235.7	$127.7

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
BUSINESS SEGMENT INFORMATION
THREE AND SIX MONTHS ENDED JULY 3, 2004 AND JUNE 28, 2003
(Unaudited, Millions of Dollars)

	Second Quarter		Year to Date
	2004	2003	2004	2003
BUSINESS SEGMENTS
Net sales:
Consumer products	$298.3	$259.7	$604.3	$512.9
Industrial tools	321.5	276.4	637.5	547.9
Security solutions	174.9	116.5	331.5	224.0
Total	$794.7	$652.6	$1,573.3	$1,284.8
Segment Operating Profit (Loss):
Consumer products	$40.5	$27.6	$88.5	$59.4
Industrial tools	36.5	1.7	66.6	(1.0)
Security solutions	28.4	22.1	57.2	38.6
Total	105.4	51.4	212.3	97.0
Interest expense	9.5	8.1	18.3	17.0
Interest income	(0.9)	(1.5)	(1.7)	(2.6)
Other, net	10.3	10.1	24.4	17.5
Restructuring charges and asset impairments	—	21.9	—	25.0
Earnings from continuing operations before income taxes	$86.5	$12.8	$171.3	$40.1

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 3, 2004

A.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereafter referred to as "generally accepted accounting principles") for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included, and are of a normal recurring nature.

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

If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates consistent with the method prescribed by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," net earnings and earnings per share for the three and six months ended July 3, 2004 and June 28, 2003 would have been the pro forma amounts that follow (in millions, except per share amounts):

	Second Quarter		Year to Date
	2004	2003	2004	2003
Net earnings, as reported	$61.4	$12.4	$214.9	$31.6
Stock-based employee compensation expense determined under fair value method, net of related tax effects	(2.8)	(2.1)	(4.4)	(4.0)
Pro forma net earnings, fair value method	$58.6	$10.3	$210.5	$27.6
Earnings per share:
Basic, as reported	$0.75	$0.14	$2.63	$0.37
Basic, pro forma	$0.71	$0.12	$2.57	$0.32
Diluted, as reported	$0.73	$0.14	$2.57	$0.36
Diluted, pro forma	$0.70	$0.12	$2.51	$0.32

C.    Earnings Per Share

The following table reconciles the weighted average shares outstanding used to calculate basic and diluted earnings per share for the three and six months ended July 3, 2004 and June 28, 2003 (in millions, except shares):

	Second Quarter		Year to Date
	2004	2003	2004	2003
Numerator (in millions):
Net earnings — basic and diluted	$61.4	$12.4	$214.9	$31.6
Denominator (in thousands):
Basic earnings per share — weighted average shares	81,940	85,555	81,777	86,407
Dilutive effect of stock options and awards	2,172	447	1,986	581
Diluted earnings per share — weighted average shares	84,112	86,002	83,763	86,988
Earnings per share of common stock:
Basic	$0.75	$0.14	$2.63	$0.37
Diluted	$0.73	$0.14	$2.57	$0.36

D.    Comprehensive (Loss) Income

Comprehensive (loss) income for the three and six months ended July 3, 2004 and June 28, 2003 is as follows (in millions):

	Second Quarter		Year to Date
	2004	2003	2004	2003
Net earnings	$61.4	$12.4	$214.9	$31.6
Other comprehensive (loss) income, net of tax	(13.8)	13.5	(12.4)	11.3
Comprehensive income	$47.6	$25.9	$202.5	$42.9

Other comprehensive (loss) income is primarily the impact of foreign currency translation.

E.    Inventories

The components of inventories at July 3, 2004 and January 3, 2004 are as follows (in millions):

	2004	2003
Finished products	$296.1	$293.7
Work in process	38.9	35.8
Raw materials	59.7	47.6
Total inventories	$394.7	$377.1

F.    Acquisitions, Goodwill and Other Intangible Assets

During fiscal year 2003, the Company acquired several small businesses at a total cost of $23.4 million. Purchase accounting for all of these acquisitions is substantially complete.

During the first quarter of 2004, the Company completed the acquisitions of Blick plc ("Blick"), Chicago Steel Tape Co. and affiliates ("CST / Berger") and Frisco Bay Industries Ltd. ("Frisco Bay"), although a small number of Frisco Bay shares remained outstanding at the end of the first quarter. All Frisco Bay shares were acquired by July 3, 2004. Blick is a leading U.K. integrator of security systems, communication and time management solutions for the commercial and industrial sectors. CST / Berger is a leading designer and manufacturer of laser and optical leveling and measuring equipment. Frisco Bay is a leading Canadian provider of security systems and equipment for financial institutions, government agencies and major industrial corporations. The Company acquired these businesses pursuant to its growth strategy and stated objectives to expand its Tools and Security growth platforms and to reduce the risk associated with large customer concentrations. Results of these acquisitions are included in the Company's consolidated operating results from the respective acquisition dates.

The acquisitions were accounted for as purchases in accordance with Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations." The total purchase price of

$277.4 million for the 2004 acquisitions noted above was allocated to the assets acquired and liabilities assumed based on a preliminary estimate of fair value. Purchase accounting adjustments to reflect the fair value of the assets acquired and liabilities assumed are preliminary, with respect to identification and valuation of intangibles and associated deferred taxes, appraisals to be performed on property, plant and equipment, and certain other less significant matters. The purchase accounting related to Blick identifiable intangible assets and appraisals of property is complete. Preliminary identifiable intangible reports prepared by outside valuation experts form the basis for such assets reported by CST / Berger and Frisco Bay, but these reports require further review internally and by the Company's independent registered public accountants. As of July 3, 2004, the preliminary allocation of the purchase price for all first quarter acquisitions was to the following major opening balance sheet categories (in millions):

Current assets (primarily accounts receivable and inventories)	$125.4
Property, plant and equipment	19.6
Goodwill and other intangible assets	264.9
Total assets	$409.9
Current liabilities	$97.0
Other liabilities (primarily deferred taxes)	35.5
Total liabilities	$132.5

Pre-Acquisition Pro-Forma Earnings

Net sales, net earnings and diluted earnings per share would have been adjusted by the amounts below if the acquired companies had been included in the Consolidated Statements of Operations for the entire first quarter of 2004 and the three and six months ended June 28, 2003 (in millions):

	Q1 2004	Q2 2003	YTD 2003
Net sales	$11.0	$47.0	$96.9
Net (loss) earnings	$(3.2)	$3.1	$6.8
Diluted (loss) earnings per share	$(0.04)	$0.04	$0.08

Operating results for the acquisitions during these pre-acquisition periods are not necessarily indicative of future operating results.

Goodwill

The changes in the carrying amount of goodwill by segment are as follows (in millions):

	Consumer	Industrial	Security	Total
Balance January 3, 2004	$122.4	$113.5	$196.9	$432.8
Goodwill acquired as of April 3, 2004	—	23.9	124.4	148.3
Purchase accounting adjustments and foreign currency translation	(0.4)	(4.6)	24.5	19.5
Balance July 3, 2004	$122.0	$132.8	$345.8	$600.6

Other Intangible Assets

In connection with the first quarter 2004 acquisitions, the Company recorded intangible assets. The purchase accounting, including amounts attributable to the fair value of identifiable intangible assets, is preliminary. When the purchase accounting is finalized these amounts may be adjusted. The amounts currently allocated to intangible assets are as follows (in millions):

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Useful Life (Years)
Amortized Intangible Assets — Definite lives
Customer relationships	$47.9	$(2.1)	9
Patents and copyrights	21.6	(1.6)	6
Tradenames	5.4	(0.5)	5
Other intangible assets	10.8	(2.3)	5
Total	$85.7	$(6.5)

Unamortized Intangible Assets — Indefinite lives
Tradenames and trademarks	$9.1

G.    Debt and Other Financing Arrangements

In the first quarter of 2004, the Company repaid $120 million of long-term debt which matured on March 1, 2004 with commercial paper borrowings. CST/Berger, Blick and Frisco Bay were acquired using a combination of cash on hand, commercial paper borrowings, and proceeds from the sale of the entry door business (see Notes F and M). The Company assumed $29 million of debt in the Blick and Frisco Bay acquisitions. In addition, as of June 2004, the remaining $22 million Blick purchase price obligation is reflected in current portion of long-term debt and payments on this debt are expected to be made starting in 2005. In total, the Company's debt increased $96 million in the first half of 2004.

The Company terminated two interest rate swap arrangements in March 2004. These interest rate swaps were fixed to floating rate arrangements and the notional values were $75 million and $100 million with termination dates of November 2007, and November 2012, respectively. They were fair value hedges for a portion of the $150 million five year and $200 million ten year notes issued in November 2002. The effect of the termination of these swaps amounted to a $0.3 million gain which will be amortized over the remaining lives of the five year and ten year notes issued in November 2002.

H.    Restructuring and Other Charges

In the first quarter of 2003, the Company recorded $3.1 million in restructuring reserves for new initiatives, pertaining to the further reduction of its cost structure, primarily for severance-related obligations. These reserves were fully expended by the end of 2003.

The Company recorded $21.9 million in restructuring and asset impairment charges in the second quarter of 2003. Of this charge, $4.6 million related to the Consumer segment, $14.0 million related to the Industrial segment and the remaining $3.3 million related to centralized corporate functions. These charges consisted of $5.1 million of asset impairments and $5.0 million of other exit costs related to the exit of the Company's Mac Direct retail channel; $9.0 million for severance and related benefits for Operation 15 initiative headcount reductions; and $2.8 million for asset impairments pertaining to other Operation 15 initiatives. The $7.9 million of asset impairments generally relates to assets designated as held for use which are idle as a result of Operation 15 initiatives and accordingly their book value has been written off. The second quarter 2003 charge for headcount reductions resulted in a net employment reduction of approximately 700 manufacturing, selling and administrative people.

The exit of MacDirect required the liquidation of certain assets and lease obligations. In the first two quarters of 2003, the Company recognized $23.8 million of receivable losses and $7.0 million of inventory losses associated with the MacDirect exit.

In 2004, $4.7 million of restructuring reserves were established in purchase accounting for the Blick and Frisco Bay acquisitions primarily pertaining to headcount reductions associated with the integration of these businesses.

At July 3, 2004, the restructuring and asset impairment reserve balance was $10.7 million. A summary of the Company's restructuring reserve activity from January 3, 2004 to July 3, 2004 is as follows (in millions):

	01/03/2004	Acquisitions	Usage	07/03/04
Acquisitions
Severance	$—	$4.5	$(3.6)	$0.9
Other	—	0.2	(0.1)	0.1

Operation 15
Severance	3.1	—	(2.7)	0.4
Asset impairments	8.7	—	(0.6)	8.1
Other	2.8	—	(1.8)	1.0
Prior to 2003
Other	1.5	—	(1.3)	0.2
	$16.1	$4.7	$(10.1)	$10.7

The Company expects the above restructuring and asset reserve balances to be fully expended by the end of 2004.

In the second quarter of 2003, the Company recognized $7.5 million in charges related to compensation payable to its former Chairman and Chief Executive Officer, John Trani, who announced his retirement effective December 31, 2003. Such retirement expenses were comprised of severance and pension as specified in an employment contract entered into in 2000.

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

The Company's policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of July 3, 2004, the Company had reserves of $12.9 million, primarily for remediation activities associated with Company-owned properties as well as for Superfund sites.

J.    Guarantees

The Company's financial guarantees at July 3, 2004 are as follows (in millions):

	Term	Maximum Potential Payment	Liability Carrying Amount
Guarantees on the residual values of leased properties	Up to 6 years	$53.4	$—
Commercial customer financing arrangements	Up to 5 years	1.1	—
Standby letters of credit	Generally 1 year	26.5	—
Guarantee on the external Employee Stock Ownership Plan borrowings	Through 2009	10.7	10.7
Government guarantees on employees	Up to 3 years from date of hire	0.1	—
Guarantee on active facility lease	Through 2012	0.6	—
Guarantees on leases for divested business which are subleased	Up to 36 months	0.5	0.2
		$92.9	$10.9

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

The changes in the carrying amount of product and service warranties for the six months ended July 3, 2004 are as follows (in millions):

Balance January 3, 2004	$7.3
Warranties and guarantees issued	7.2
Warranty payments	(5.8)
Adjustments	5.5
Acquisitions	0.9
Balance July 3, 2004	$15.1

K.    Net Periodic Benefit Cost — Defined Benefit Plans

Following are the components of net periodic benefit cost for the three and six months ended July 3, 2004 and June 28, 2003 (in millions):

	Second Quarter
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2004	2003	2004	2003	2004	2003
Service cost	$0.6	$0.6	$1.5	$1.3	$0.2	$0.2
Interest cost	0.6	0.7	2.3	2.4	0.2	0.2
Expected return on plan assets	(0.1)	(0.3)	(3.3)	(3.0)	—	—
Amortization of transition (asset) liability	—	—	—	(0.1)	—	—
Amortization of prior service cost (credit)	0.5	0.5	0.1	0.1	(0.1)	—
Amortization of net loss	0.1	0.6	0.3	—	0.1	0.1
Net periodic benefit cost	$1.7	$2.1	$0.9	$0.7	$0.4	$0.5

	Year to Date
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2004	2003	2004	2003	2004	2003
Service cost	$1.3	$1.2	$3.1	$2.6	$0.3	$0.5
Interest cost	1.2	1.5	4.6	4.7	0.5	0.5
Expected return on plan assets	(0.2)	(0.6)	(6.7)	(6.1)	—	—
Amortization of transition (asset) liability	—	—	—	(0.1)	—	—
Amortization of prior service cost (credit)	0.9	0.9	0.3	0.3	(0.1)	(0.1)
Amortization of net loss	0.2	1.3	0.6	—	0.1	0.1
Settlement / curtailment gain	—	—	(0.2)	—	—	—
Net periodic benefit cost	$3.4	$4.3	$1.7	$1.4	$0.8	$1.0

L.    Segments

The Company changed its segment reporting to align with the portfolio changes resulting from the divesture and acquisitions in the first quarter of 2004. 2003 segment information has been restated for comparability. The Company now reports the following three segments: Consumer Products, Industrial Tools and Security Solutions. The Consumer Products segment includes hand tools, consumer mechanic tools and storage units, hardware and home décor. Industrial Tools is comprised of Mac Tools, Proto mechanic tools, pneumatic tools, storage systems, specialty tools, assembly technologies, hydraulic tools and CST/Berger (measuring tools). The Security Solutions segment includes access technologies, Best Access, Blick and Frisco Bay; these businesses manufacture and install automatic doors, and related hardware and products, as well as mechanical and electronic lock sets and access controls. The Company's reportable segments are an aggregation of businesses that have similar products and services, among other factors.

	Net sales and operating profit results for the year ended January 3, 2004
	Net Sales	Operating profit
Consumer products	$1,106.8	$145.3
Industrial tools	1,097.6	24.9
Security solutions	473.7	84.8
Total	$2,678.1	$255.0

	Total Assets
	July 3, 2004	January 3, 2004
Consumer products	$765.9	$792.5
Industrial tools	879.5	814.5
Security solutions	889.1	554.4
Discontinued operations	—	33.0
Corporate assets	259.4	229.4
Total	$2,793.9	$2,423.8

The Company assesses the performance of its reportable segments using operating profit and return on capital. Segment operating profit excludes interest income, interest expense, other-net, restructuring charges and asset impairments, as well as income tax expense. There were no significant inter-segment transactions for the periods presented.

Approximately 21% of the Company's long-lived assets at July 3, 2004, are concentrated in the United Kingdom. Prior to the acquisition of Blick in early 2004, assets in the United Kingdom were less significant.

M.    Discontinued Operations

On December 8, 2003, the Company entered into a definitive agreement to sell its entry door business to Masonite International Corporation. The $162 million cash sale transaction closed on March 2, 2004 and resulted in an after-tax gain of $95 million, which is subject to final procedures pursuant to the sale agreement in the third quarter of 2004. In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations of the entry door business for the periods presented have been reported as discontinued operations. In addition, the assets and liabilities of the business were classified as held for sale in the Condensed Consolidated Balance Sheet at January 3, 2004.

The entry door business manufactured and distributed steel and fiberglass entry doors and components, throughout North America. Operating results of the entry door business, for the period ended March 2, 2004 and for the three and six months ended June 28, 2003, are summarized as follows (in millions):

	March 2, 2004	Second Quarter 2003	Year to Date 2003
Net sales	$26.0	$47.1	$81.1
Pretax (loss) earnings	(0.1)	5.1	5.3
Income taxes	—	2.0	2.0
Net (loss) earnings from discontinued operations	$(0.1)	$3.1	$3.3

Assets and liabilities of the entry door business as of March 2, 2004 and January 3, 2004 were as follows (in millions):

	2004	2003
Accounts receivable	$9.5	$5.7
Inventories	10.0	6.9
Other current assets	0.8	1.0
Property, plant and equipment	19.0	19.4
Total assets	$39.3	$33.0
Accounts payable	$21.9	$22.9
Accrued expenses	4.4	4.7
Other liabilities	1.6	1.6
Total liabilities	$27.9	$29.2

N.    New Accounting Standards

During December 2003, the FASB issued a revision to SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This revision requires that public companies disclose the components of net periodic defined benefit cost on an interim basis, and provide updates for significant changes to expected and actual current year cash contributions to such plans. The new disclosure requirements are effective for interim and fiscal periods ending after December 15, 2003 and are reflected in Note K, Net Periodic Benefit Cost — Defined Benefit Plans, of the Notes to the Condensed Consolidated Financial Statements.

During April 2004, the FASB issued FSP FAS 129-1, "Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities". The purpose of this Staff Position is to interpret how the disclosure provisions of Statement 129 apply to contingently convertible securities and to their potentially dilutive effects on EPS. This FSP is effective immediately and had no impact on the Company.

In May 2004, the FASB issued Staff Position 106-2 (FSP 106-2), its final position on FSP 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). FSP 106-2 supercedes FSP 106-1 and is effective for the first interim or annual period beginning after June 15, 2004. The Company has concluded through consultation with its outside actuaries that the implementation of FSP 106-2 is not considered a "significant event" pursuant to paragraph 73 of FASB Statement 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". Therefore, as permitted by FSP 106-2, the effects of the Act shall be incorporated in the next measurement of plan assets and obligations, which will occur in the second half of 2004. When incorporated, the effects of the Act are not expected to have a material impact on the Company.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company has embarked on a growth strategy and continues to alter its portfolio of businesses. This growth strategy encompasses acquisitions and the reduction of risk associated with certain large customer concentrations. The Company believes this strategy will improve the overall profitability of operations. In the first quarter of 2004, the Company completed the sale of its entry door business and the acquisitions of Chicago Steel Tape Co. ("CST/Berger"), Blick plc ("Blick") and Frisco Bay Industries Ltd ("Frisco Bay"). The entry doors business has been reported as a discontinued operation for all periods presented and the year to date 2004 net earnings from discontinued operations are $95 million, or $1.13 per fully diluted share, which consists primarily of the after-tax gain from the sale.

RESULTS OF OPERATIONS

Net sales from continuing operations were $795 million in the second quarter of 2004 as compared to $653 million in the second quarter of 2003, representing an increase of 22%. Excluding the $59 million net sales from acquisitions, organic sales increased 13% driven primarily by 8% volume growth as strong demand continued from home center and mass merchant customers; industrial tool demand benefited from favorable market conditions and improved execution in several businesses; Security Solutions revenues increased primarily due to share gains in the access door business; and both Europe and Asia benefited from currency translations. Favorable foreign currency translation, primarily European and Asian, increased net sales by 2%. The impact of pricing resulted in a net sales increase of 3%. Double-digit percentage organic sales growth was achieved in all three business segments – Consumer Products, Industrial Tools and Security Solutions. Year to date net sales from continuing operations in 2004 were $1,573 million as compared to $1,285 million in 2003, an increase of 22%. Acquisitions contributed $107 million, or an 8% increase, of net sales. Organic sales increased due to volume increases of 9%, favorable foreign currency translation which increased sales by 3%, and pricing increases of 2%. The factors resulting in the Company's six month performance are primarily the same items discussed previously pertaining to the second quarter results.

The Company reported gross profit from continuing operations of $283 million, or 36% of net sales, in the second quarter of 2004, compared to $220 million, or 34% of net sales, in the prior year. The businesses acquired increased gross profit by $27 million. The remaining increase was primarily attributed to increased sales volume and gross profit rate improvement. The gross profit rate improvement was attributable to the carryover benefit of 2003 restructuring programs, volume leverage, inventory losses in the second quarter of 2003 related to the termination of the Mac Direct distribution model, favorable pricing and improved product mix. These benefits were partially offset by higher steel costs and other inflation. The Company continued to experience a significant impact from unusually high levels of commodity price inflation (particularly steel) in the first six months of 2004. The Company continues to actively pursue price increases in many business channels to partially offset this negative impact. Steel cost and other inflation increases will continue to have a substantial impact on the Company in the third quarter and beyond while several partially offsetting price increases will phase in during the third quarter. The effect of commodity inflation, including freight increases, is now expected to total $70-80 million in the year 2004, of which approximately two-thirds is projected to be offset with related price increases. Year to date gross profit from continuing operations in 2004 was $562 million, or 36% of net sales, compared to $434 million, or 34% of net sales through the comparable period in 2003. Excluding the favorable impact of acquisitions, gross profit improved $79 million as compared with the six months ended June 2003 due to the same factors as in the second quarter.

Selling, general and administrative expenses (SG&A) from continuing operations, inclusive of the provision for doubtful accounts, were $178 million, or 22% of net sales in the second quarter of 2004, compared to $169 million, or 26% of net sales, in the prior year. The increase of $9 million was primarily attributed to: acquired businesses that increased costs by $16 million; receivable losses in

2003 which related to the exiting of the Mac Direct distribution model of $11 million; $8 million of 2003 costs related to the retirement of the Company's former CEO; increased business portfolio SG&A spending levels by 8% in connection with the 13% organic sales increase; and increased funding for brand support. Year to date SG&A from continuing operations was $350 million, or 22% of net sales, compared to $337 million, or 26% of net sales. The factors resulting in the Company's six month performance are primarily the same items discussed previously pertaining to the second quarter results, however, the incremental costs of acquisitions was $28 million and Mac Tools accounts receivable losses in 2003 were $21 million.

Interest-net from continuing operations in the second quarter was $9 million, an increase of $2 million over the second quarter of 2003. Year to date interest-net from continuing operations was $17 million in 2004, an increase of $2 million over the same period in 2003. The increase was from higher borrowings primarily for acquisitions.

The Company's effective income tax rate from continuing operations was 29% in the second quarter this year compared to 27% in the prior year's quarter, reflecting a favorable impact from refunds of prior year tax assessments in the 2003 rate. Year to date, the income tax rate for 2004 was 30% as compared to 29% during the same time period in 2003. The sequential decline in the second quarter of 2004 reflects a reduction in the year-to-date tax rate to 30%, from 31% in the first quarter of 2004, due to increased earnings in foreign locations with lower tax rates, a recent favorable tax law change in a foreign country and other tax planning activities.

Business Segment Results

In April 2004, the Company announced a change to its segment reporting to align with the portfolio changes resulting from the divestiture and acquisitions in the first quarter of 2004. The Company reports the following three segments: Consumer Products, Industrial Tools and Security Solutions. The Consumer Products segment includes hand tools, consumer mechanic tools and storage units, hardware, and home décor. Industrial Tools is comprised of Mac Tools, Proto mechanic tools, pneumatic tools, storage systems, specialty tools, assembly technologies, hydraulic tools and CST/Berger. The Security Solutions segment includes access technologies, Best Access, and newly acquired Blick and Frisco Bay. The Company's reportable segments are an aggregation of businesses that have similar products and services, among other factors. The Company assesses the performance of its reportable segments using operating profit and return on capital. Segment operating profit excludes interest income, interest expense, other-net, restructuring charges and asset impairments, as well as income tax expense.

Consumer Products sales of $298 million in the second quarter of 2004 represented a 15% increase from $260 million in the second quarter of 2003, driven by the aforementioned strength in home center and mass merchant channels in the U.S. and favorable currency impacts in Europe. Pricing represented 2% of the sales increase, currency 3% and volume 10%. Operating profit was $41 million, or 14% of net sales, for the second quarter of 2004, compared to $28 million, or 11% of net sales, in 2003. The improvement in operating profit is primarily attributable to favorable price and product mix combined with operating leverage from higher sales volumes and the absence of $4 million in 2003 Operation 15 charges. On a year to date basis, Consumer Products net sales in 2004 were $604 million, an 18% increase from $513 million in 2003. Year to date operating profit in 2004 was $89 million, or 15% of net sales, compared to $59 million, or 12% of net sales in 2003. The improvement in sales and operating profit for the six month period is primarily attributable to the same factors discussed previously pertaining to the second quarter results.

Industrial Tools sales of $322 million in the second quarter of 2004 represented a 16% increase from $276 million in the second quarter of 2003. Excluding the CST/Berger acquisition, organic sales increased 11% to $306 million. This organic improvement was the result of improved economic conditions in the fastening systems, industrial mechanics tools, and hydraulic tools businesses. Mac Tools revenues were essentially flat, a strong performance as traditional distributor additions and higher route average sales offset the decline from last year's MacDirect exit. Operating profit was $37 million, or 11% of net sales, for the second quarter of 2004. In the second quarter of 2003, the

Industrial Tools segment reported a $2 million operating profit due to $18 million of charges for receivable and inventory losses associated with the MacDirect exit and an allocated portion of the costs associated with the retirement of the Company's former CEO. The remaining increase in the second quarter 2004 operating profit and margin rate was due to higher sales volume, substantial improvement in the margin performances of Mac Tools and industrial mechanics tools (i.e. Proto) as a result of the carryover benefits from prior year restructuring programs, as well as the inclusion of CST/Berger. On a year to date basis, Industrial Tools net sales in 2004 were $638 million, a 16% increase from $548 million in 2003. Year to date operating profit in 2004 was $67 million, or 10% of net sales. In the first half of 2003, the Industrial Tools segment reported a $1 million operating loss due to $32 million of charges mainly from receivable and inventory losses associated with the MacDirect exit. The improvement in operating profit is primarily attributable to the same factors discussed previously pertaining to the second quarter results.

Security Solutions sales increased 50% to $175 million in the second quarter of 2004. Excluding Blick and Frisco Bay Industries, acquired in the first quarter, Security Solutions organic sales increased 15% to $134 million, on strength in the supply and service of automatic commercial door systems in access technologies. In addition, Best Access delivered 5% organic sales volume growth. Operating margin decreased to 16% versus 19% last year, due to high commodity inflation, acquisition related severance, business mix, and negative field productivity related partially to a temporary change in the geographic mix of the business. On a year to date basis, Security Solutions net sales in 2004 were $331 million, a 48% increase from $224 million in 2003. Year to date operating profit in 2004 was $57 million, or 17% of net sales, compared to $39 million, or 17% of net sales in 2003. The improvement in sales and operating profit for the six month period is primarily attributable to the same factors discussed previously pertaining to the second quarter results.

Restructuring and Other Charges

In the first quarter of 2003, the Company recorded $3 million in restructuring reserves for new initiatives, pertaining to the further reduction of its cost structure, primarily for severance-related obligations. These reserves were fully expended by the end of 2003.

The Company recorded $22 million in restructuring and asset impairment charges in the second quarter of 2003. Of this charge, $5 million related to the Consumer Products segment, $14 million related to the Industrial Tools segment and the remaining $3 million related to centralized corporate functions. These charges consisted of $5 million of asset impairments and $5 million of other exit costs related to the exit of the Company's Mac Direct retail channel; $9 million for severance and related benefits for Operation 15 initiative headcount reductions; and $3 million for asset impairments pertaining to other Operation 15 initiatives. The $8 million of asset impairments generally relates to assets designated as held for use, which are idle as a result of Operation 15 initiatives, and accordingly their book value has been written-off. The second quarter charge for headcount reductions resulted in a net employment reduction of approximately 700 manufacturing, selling and administrative personnel.

The exit of MacDirect required the liquidation of certain assets and lease obligations. In the first two quarters of 2003, the Company recognized $24 million of receivable losses and $7 million of inventory losses associated with the MacDirect exit.

In 2004, $5 million of restructuring reserves were established in purchase accounting for the Blick and Frisco Bay acquisitions primarily pertaining to headcount reductions associated with the integration of these businesses.

At July 3, 2004, the restructuring and asset impairment reserve balance was $11 million. A summary of the Company's restructuring reserve activity from January 3, 2004 to July 3, 2004 is as follows (in millions):

	01/03/2004	Acquisitions	Usage	07/03/04
Acquisitions
Severance	$—	$5	$(4)	$1
Other	—	—	—	—

Operation 15
Severance	3	—	(2)	1
Asset impairments	9	—	(1)	8
Other	3	—	(2)	1

Prior to 2003
Other	1	—	(1)	—
	$16	$5	$(10)	$11

The Company expects the above restructuring and asset reserve balances to be fully expended by the end of 2004.

In the second quarter of 2003, the Company recognized $8 million in charges related to compensation payable to its former Chairman and Chief Executive Officer, John Trani, who announced his retirement effective December 31, 2003. Such retirement expenses were comprised of severance and pension as specified in an employment contract entered into in 2000.

FINANCIAL CONDITION

Liquidity and Sources of Capital

Operating cash flow of $91 million in the second quarter of 2004 increased $27 million from the prior year's second quarter principally as a result of working capital levels being closely managed during this period of strong sales volume growth, as well as lower cash outflows related to restructuring. On a year to date basis, operating cash flow of $143 million in 2004 increased by $27 million from 2003 due primarily to the same factors discussed previously pertaining to the second quarter results.

In the first quarter of 2004 the Company received $162 million in cash from the sale of the entry door business. In the second quarter of 2004 $22 million of related income taxes were paid, and approximately $28 million of the remaining income taxes will be disbursed in later quarters. Cash payments for acquisitions amounted to $255 million year-to-date. Thus, the net cash outflow pertaining to acquisition and divestiture activity was $115 million, about half of which was paid with existing cash resources and the remainder was financed with commercial paper borrowings. Aside from normal debt service payments, the Company repaid $120 million of long-term debt which matured on March 1, 2004, and cash inflows from short-term borrowings, principally commercial paper, amounted to $187 million. Overall net cash inflows of $50 million from borrowing activities were realized in the first half of 2004.

The Company assumed $29 million of debt in the Blick and Frisco Bay acquisitions. In addition the remaining $22 million Blick purchase price obligation is reflected in current portion of long-term debt. In total debt increased $96 million in the first half of 2004.

In December 2003, the Company announced that it was evaluating the sale of as much as $175 million of equity-linked securities as a possible longer-term funding alternative for recent acquisitions. As a result of the Company's recent cash flow levels and a continued commitment to the near-term divestiture of certain small non-core activities, management announced on July 26, 2004 the sale of equity-linked securities will not be required at this time. Changing circumstances could lead to a re-evaluation of the need for equity-linked securities or other forms of financing.

ITEM 4.    CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, under the supervision and with the participation of management, including the Company's Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic Securities Exchange Commission filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART 2 – OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	Average Price Paid per Share
January 4 – February 7, 2004	3,558	$39.08
February 8 – March 6, 2004	97	38.95
March 7 – April 3, 2004	9,034	42.92
April 4 – May 8, 2004	8,645	44.58
May 9 – June 5, 2004	—	—
June 6 – July 3, 2004	—	—
Total for period ended July 3, 2004	21,334	$42.94

(a)	This column includes repurchasing of shares for the deemed surrender to the Company by plan participants of shares of common stock to satisfy the exercise price or taxes related to the exercise of employee stock options and delivery of restricted shares.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting was held on April 23, 2004.

(i)	The following directors were elected at the meeting:

	Shares Voted For	Shares Withheld	Broker Non-Votes
John G. Breen	66,361,370	10,032,281	0
Virgis W. Colbert	70,386,986	6,006,665	0
John F. Lundgren	70,888,879	5,504,772	0

(ii)	Ernst & Young LLP was approved as the Company's independent auditors by the following vote:

FOR:	66,609,018	AGAINST:	8,929,902
ABSTAIN:	854,731	BROKER NON VOTES:	0

(iii)	A shareholder proposal urging the Board of Directors to take the necessary steps to require that all members of the Board of Directors be elected annually was approved by the following vote:

FOR:	46,588,846	AGAINST:	16,316,235
ABSTAIN:	1,238,200	BROKER NON VOTES:	12,250,370

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

(10) (iii)	The Stanley Works Restricted Stock Unit Plan for Non-Employee Directors*

(31) (i)	Certification by Chairman and Chief Executive Officer pursuant to Rule 13a-14(a)

(ii)	Certification by Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a)

(32) (i)	Certification by Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(ii)	Certification by Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Compensation plan or arrangement

(b)    Reports on Form 8-K

(i)	The Company filed a current report on Form 8-K dated April 5, 2004 publishing additional information the Company was asked to provide to Institutional Shareholder Services ("ISS") about tax fees that the Company reported in its March 29, 2004 Proxy Statement for its 2004 Annual Meeting of Shareholders.

(ii)	The Company filed a current report on Form 8-K dated April 9, 2004 with respect to the Company's press release announcing the completion of its acquisition of Frisco Bay Industries Ltd.

(iii)	The Company filed a current report on Form 8-K dated April 26, 2004 with respect to the Company's press release reporting the Company's results for the first quarter of 2004 and providing guidance for the second quarter and full year 2004.

CAUTIONARY STATEMENT

Certain statements contained in this Quarterly Report on Form 10-Q, including the statements regarding the Company's ability (i) to improve the overall profitability of the Company's operations; (ii) to limit the effect of commodity inflation, including freight increases, to approximately $70-80 million; (iii) to offset approximately two-thirds of anticipated commodity price inflation with price increases; (iv) to complete restructuring activities within existing restructuring and asset impairment reserves by the end of 2004; and (v) to maintain cash flow levels and divest certain small non-core activities such that the sale of equity-linked securities is not required are forward looking and are based on current expectations and involve inherent risks and uncertainties, including factors listed below and other factors that could delay, divert or change any of them, and could cause actual outcomes and results to differ materially from current expectations.

The Company's ability to achieve the results described above is dependent on; (i) the success of the Company's efforts in integrating its recently announced acquisitions; (ii) the success of the Company's efforts to raise prices in order to, among other things, offset the impact of steel and other commodity and material price inflation, including freight charges; (iii) the need to respond to significant changes in product demand due to economic and other changes; (iv) continued improvements in productivity and cost reductions; (v) the continued success of the Company's marketing and sales efforts, including the Company's ability to recruit and retain an adequate sales force; (vi) the continued success of The Home Depot, Lowe's and Wal-Mart sales initiatives as well as other programs to stimulate demand for Company products; (vii) the success of recruiting programs and other efforts to maintain or expand overall Mac Tools truck count versus prior years; (viii) the ability of the Company to fulfill increasing demand for its products; (ix) the ability to continue successfully managing and defending claims and litigation; (x) the absence or mitigation of increased pricing pressures from customers and competitors and the ability to defend market share in the face of price competition; and (xi) the continued ability of the Company to access credit markets under satisfactory terms.

The Company's ability to achieve the objectives discussed above will also be affected by external factors. These external factors may include pricing pressure and other changes within competitive markets, the continued consolidation of customers in consumer channels, inventory management pressures on the Company's customers, increasing competition, changes in trade, monetary, tax and fiscal policies and laws, inflation, currency exchange fluctuations, the impact of dollar/foreign currency exchange and interest rates on the competitiveness of products and the Company's debt program, the strength of the U.S. economy and the impact of events that cause or may cause disruption in the Company's distribution, financial and sales networks such as war, terrorist activities, political unrest and recessionary or expansive trends in the economies of the world in which the Company operates.

Unless required by applicable federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date hereof.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE STANLEY WORKS

Date: August 4, 2004   By: /s/ James M. Loree

James M. Loree Executive Vice President and Chief Financial Officer