Form 10-Q
period 2004-10-02
STANLEY WORKS
filed 2004-11-12
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended October 2, 2004.

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

82,259,881 shares of the registrant's common stock were outstanding as of November 8, 2004.

PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE STANLEY WORKS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED OCTOBER 2, 2004 AND SEPTEMBER 27, 2003
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	Third Quarter		Year to Date
	2004	2003	2004	2003
Net sales	$791.2	$665.6	$2,364.5	$1,950.4
Costs and expenses:
Cost of sales	503.7	438.2	1,514.7	1,289.2
Selling, general and administrative	175.6	141.7	521.0	450.3
Provision for doubtful accounts	2.9	1.8	7.5	30.0
Interest expense	9.4	8.7	27.7	25.7
Interest income	(1.0)	(1.6)	(2.7)	(4.2)
Other, net	10.6	14.0	35.0	31.5
Restructuring charges and asset impairments	—	10.8	—	35.8
	701.2	613.6	2,103.2	1,858.3
Earnings from continuing operations before income taxes	90.0	52.0	261.3	92.1
Income taxes	26.1	14.6	77.5	26.4
Net earnings from continuing operations	63.9	37.4	183.8	65.7
Earnings (loss) from discontinued operations before income taxes (including gain on disposition of $142.3 million in 2004)	(0.4)	6.8	142.2	12.1
Income taxes on discontinued operations	(0.4)	2.5	47.2	4.5
Net earnings from discontinued operations	—	4.3	95.0	7.6
Net earnings	$63.9	$41.7	$278.8	$73.3
Net earnings per share of common stock:
Basic:
Continuing operations	$0.78	$0.46	$2.24	$0.77
Discontinued operations	—	0.05	1.16	0.09
Total basic earnings per common share	$0.78	$0.51	$3.40	$0.86
Diluted:
Continuing operations	$0.76	$0.46	$2.19	$0.77
Discontinued operations	—	0.05	1.13	0.09
Total diluted earnings per common share	$0.76	$0.51	$3.32	$0.86

Dividends per share of common stock	$0.28	$0.26	$0.80	$0.77

Average shares outstanding (in thousands):
Basic	82,173	81,475	81,904	84,930
Diluted	84,384	82,126	83,945	85,482

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
OCTOBER 2, 2004 AND JANUARY 3, 2004
(Unaudited, Millions of Dollars)

	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$256.3	$204.4
Accounts and notes receivable	643.4	522.2
Allowance for doubtful accounts	(24.8)	(39.8)
Inventories	415.9	377.1
Other current assets	86.6	98.9
Assets held for sale	1.3	37.9
Total current assets	1,378.7	1,200.7
Property, plant and equipment	1,263.2	1,231.2
Less: accumulated depreciation	849.9	817.9
	413.3	413.3
Goodwill	606.0	432.8
Other intangible assets	281.2	210.5
Other assets	169.0	166.5
Total assets	$2,848.2	$2,423.8

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
Short-term borrowings	$197.2	$—
Current maturities of long-term debt	55.1	157.7
Accounts payable	290.0	240.2
Accrued income taxes	100.5	76.1
Accrued expenses	290.1	250.3
Liabilities held for sale	—	29.2
Total current liabilities	932.9	753.5
Long-term debt	489.8	534.5
Other liabilities	330.3	277.2
Commitments and contingencies (Note I)

Shareowners' equity:
Common stock, par value $2.50 per share	237.7	237.6
Retained earnings	1,417.7	1,202.1
Accumulated other comprehensive loss	(89.7)	(84.2)
ESOP debt	(168.7)	(173.8)
	1,397.0	1,181.7
Less: cost of common stock in treasury	301.8	323.1
Total shareowners' equity	1,095.2	858.6
Total liabilities and shareowners' equity	$2,848.2	$2,423.8

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND NINE MONTHS ENDED OCTOBER 2, 2004 AND SEPTEMBER 27, 2003
(Unaudited, Millions of Dollars)

	Third Quarter		Year to Date
	2004	2003	2004	2003
Operating activities:
Net earnings	$63.9	$41.7	$278.8	$73.3
Depreciation and amortization	23.2	21.0	70.3	65.5
Restructuring charges and asset impairments	—	10.8	—	35.8
Reclassify taxes paid (proceeds) from sale of business to investing activities	10.5	—	(129.5)	—
Changes in working capital	(34.0)	23.6	(47.0)	(22.5)
Changes in other assets and liabilities	36.6	53.7	70.6	114.5
Cash provided by operating activities	100.2	150.8	243.2	266.6

Investing activities:
Capital expenditures	(15.3)	(12.4)	(36.4)	(27.7)
Proceeds (taxes paid) from sale of business	(10.5)	—	129.5	—
Business acquisitions	(3.5)	(4.5)	(258.0)	(20.9)
Other investing activities	(2.3)	3.5	(1.0)	5.6
Cash used in investing activities	(31.6)	(13.4)	(165.9)	(43.0)

Financing activities:
Net payments on long-term debt	(9.3)	(0.3)	(146.1)	(2.2)
Net short-term (payments) borrowings	(16.8)	(76.2)	170.2	(8.2)
Cash dividends	(24.2)	(21.0)	(66.6)	(65.0)
Equity hedge settlement	—	—	—	(101.0)
Other financing activities	3.4	(0.4)	19.2	3.2
Cash used in financing activities	(46.9)	(97.9)	(23.3)	(173.2)

Effect of exchange rate changes on cash	(1.1)	2.4	(2.1)	(2.5)
Change in cash and cash equivalents	20.6	41.9	51.9	47.9
Cash and cash equivalents, beginning of period	235.7	127.7	204.4	121.7
Cash and cash equivalents, end of period	$256.3	$169.6	$256.3	$169.6

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
BUSINESS SEGMENT INFORMATION
THREE AND NINE MONTHS ENDED OCTOBER 2, 2004 AND SEPTEMBER 27, 2003
(Unaudited, Millions of Dollars)

	Third Quarter		Year to Date
	2004	2003	2004	2003
BUSINESS SEGMENTS
Net sales:
Consumer products	$296.4	$278.5	$900.7	$791.4
Industrial tools	323.5	264.4	961.0	812.3
Security solutions	171.3	122.7	502.8	346.7
Total	$791.2	$665.6	$2,364.5	$1,950.4
Segment operating profit:
Consumer products	$43.6	$39.3	$132.1	$98.7
Industrial tools	34.7	18.7	101.3	17.7
Security solutions	30.7	25.9	87.9	64.5
Total	109.0	83.9	321.3	180.9
Interest expense	9.4	8.7	27.7	25.7
Interest income	(1.0)	(1.6)	(2.7)	(4.2)
Other, net	10.6	14.0	35.0	31.5
Restructuring charges and asset impairments	—	10.8	—	35.8
Earnings from continuing operations before income taxes	$90.0	$52.0	$261.3	$92.1

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 2, 2004

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

Certain prior years' amounts have been reclassified to conform to the current year presentation. In addition the earnings from discontinued operations have been reclassified within the Consolidated Statement of Operations.

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

If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates consistent with the method prescribed by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," net earnings and earnings per share for the three and nine months ended October 2, 2004 and September 27, 2003 would have been the pro forma amounts that follow (in millions, except per share amounts):

THE STANLEY WORKS AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 2, 2004

	Third Quarter		Year to Date
	2004	2003	2004	2003
Net earnings, as reported	$63.9	$41.7	$278.8	$73.3
Less: Stock-based employee compensation expense determined under fair value method, net of related tax effects	1.9	1.9	6.3	5.9
Pro forma net earnings, fair value method	$62.0	$39.8	$272.5	$67.4
Earnings per share:
Basic, as reported	$0.78	$0.51	$3.40	$0.86
Basic, pro forma	$0.75	$0.49	$3.33	$0.79
Diluted, as reported	$0.76	$0.51	$3.32	$0.86
Diluted, pro forma	$0.73	$0.48	$3.25	$0.79

C.    Earnings Per Share

The following table reconciles the weighted average shares outstanding used to calculate basic and diluted earnings per share for the three and nine months ended October 2, 2004 and September 27, 2003 :

	Third Quarter		Year to Date
	2004	2003	2004	2003
Numerator (in millions):
Net earnings – basic and diluted	$63.9	$41.7	$278.8	$73.3
Denominator (in thousands):
Basic earnings per share – weighted average shares	82,173	81,475	81,904	84,930
Dilutive effect of stock options and awards	2,211	651	2,041	552
Diluted earnings per share – weighted average shares	84,384	82,126	83,945	85,482
Earnings per share of common stock:
Basic	$0.78	$0.51	$3.40	$0.86
Diluted	$0.76	$0.51	$3.32	$0.86

D.    Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine months ended October 2, 2004 and September 27, 2003 is as follows (in millions):

	Third Quarter		Year to Date
	2004	2003	2004	2003
Net earnings	$63.9	$41.7	$278.8	$73.3
Other comprehensive income (loss), net of tax	6.9	3.1	(5.5)	14.4
Comprehensive income	$70.8	$44.8	$273.3	$87.7

Other comprehensive income (loss) is primarily the impact of foreign currency translation.

THE STANLEY WORKS AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 2, 2004

E.    Inventories

The components of inventories at October 2, 2004 and January 3, 2004 are as follows (in millions):

	2004	2003
Finished products	$309.1	$293.7
Work in process	33.7	29.4
Raw materials	73.1	54.0
Total inventories	$415.9	$377.1

F.    Acquisitions, Goodwill and Other Intangible Assets

During fiscal year 2003, the Company acquired three small businesses at a total cost of $23.4 million. Purchase accounting for all of these acquisitions is complete.

During the first quarter of 2004, the Company completed the acquisitions of Blick plc ("Blick"), Chicago Steel Tape Co. and affiliates ("CST / Berger") and Frisco Bay Industries Ltd. ("Frisco Bay"). All Blick shares were acquired, although a small number of Frisco Bay shares remained outstanding at the end of the first quarter. All Frisco Bay shares were acquired by July 3, 2004. Blick is a leading U.K. integrator of security systems, communication and time management solutions for the commercial and industrial sectors. CST / Berger is a leading designer and manufacturer of laser and optical leveling and measuring equipment. Frisco Bay is a leading Canadian provider of security systems and equipment for financial institutions, government agencies and major industrial corporations. The Company acquired these businesses pursuant to its growth strategy and stated objectives to expand its Tools and Security growth platforms and to reduce the risk associated with large customer concentrations. Results of these acquisitions are included in the Company's consolidated operating results from the respective acquisition dates.

The acquisitions were accounted for as purchases in accordance with Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", accordingly, the excess of purchase price paid in excess of net assets acquired was allocated to goodwill. The total purchase price of $278.6 million for the 2004 acquisitions noted above was allocated to the assets acquired and liabilities assumed based on a preliminary estimate of fair value. Purchase accounting adjustments to reflect the fair value of the assets acquired and liabilities assumed are substantially complete. As of October 2, 2004, the allocation of the purchase price for all first quarter acquisitions was to the following major opening balance sheet categories (in millions):

Current assets (primarily accounts receivable and inventories)	$125.4
Property, plant and equipment	22.9
Goodwill and other intangible assets	261.1
Total assets	$409.4
Current liabilities	$95.2
Other liabilities (primarily deferred taxes)	35.6
Total liabilities	$130.8

THE STANLEY WORKS AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 2, 2004

Pre-Acquisition Pro-Forma Earnings

Net sales, net earnings and diluted earnings per share would have been adjusted by the amounts below if the acquired companies had been included in the Consolidated Statements of Operations for the entire first quarter of 2004 and the three and nine months ended September 27, 2003 (in millions):

	Q1 2004	Q3 2003	YTD 2003
Net sales	$11.0	$53.4	$155.0
Net (loss) earnings	$(3.2)	$6.2	$13.9
Diluted (loss) earnings per share	$(0.04)	$0.08	$0.16

Operating results for the acquisitions during these pre-acquisition periods are not necessarily indicative of future operating results.

Goodwill

The changes in the carrying amount of goodwill by segment are as follows (in millions):

	Consumer	Industrial	Security	Total
Balance January 3, 2004	$122.4	$113.5	$196.9	$432.8
Goodwill acquired as of April 3, 2004	—	23.9	126.6	150.5
Purchase accounting adjustments and foreign currency translation	(0.2)	(3.5)	26.4	22.7
Balance October 2, 2004	$122.2	$133.9	$349.9	$606.0

Other Intangible Assets

In connection with the first quarter 2004 acquisitions, the Company recorded intangible assets. The purchase accounting, including amounts attributable to the fair value of identifiable intangible assets is complete. The amounts allocated to intangible assets are as follows (in millions):

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Useful Life (Years)
Amortized intangible assets – Definite lives
Customer relationships	$42.6	$(2.7)	11
Patents and copyrights	21.6	(2.3)	5
Tradenames	5.4	(0.8)	5
Other intangible assets	10.6	(2.9)	5
Total	$80.2	$(8.7)
Unamortized intangible assets – Indefinite lives
Tradenames and trademarks	$9.1

THE STANLEY WORKS AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 2, 2004

G.    Debt and Other Financing Arrangements

In the first quarter of 2004, the Company repaid $120 million of long-term debt which matured on March 1, 2004 with commercial paper borrowings. CST/Berger, Blick and Frisco Bay were acquired using a combination of cash on hand, commercial paper borrowings, and proceeds from the sale of the entry door business (see Notes F and M). The Company assumed $29 million of debt in the Blick and Frisco Bay acquisitions. In addition, as of June 2004, the remaining $22 million Blick purchase price obligation is reflected in current portion of long-term debt and payments on this debt are expected to be made starting in 2005. In total, the Company's debt increased $50 million in the nine months to date of fiscal 2004, reflecting these transactions and other routine payments and borrowings.

The Company terminated two interest rate swap arrangements in March 2004. These interest rate swaps were fixed to floating rate arrangements and the notional values were $75 million and $100 million with termination dates of November 2007 and November 2012, respectively. They were fair value hedges for a portion of the $150 million five year and $200 million ten year notes issued in November 2002. The effect of the termination of these swaps amounted to a $0.3 million gain which will be amortized over the remaining lives of the five year and ten year notes issued in November 2002.

H.    Restructuring Charges and Asset Impairments

In the first quarter of 2003, the Company recorded $3.1 million in restructuring reserves for new initiatives, pertaining to the further reduction of its cost structure, primarily for severance-related obligations. These reserves were fully expended by the end of 2003.

The Company recorded $21.9 and $10.8 million in restructuring and asset impairment charges in the second and third quarters of 2003, respectively, for the Operation 15 initiative. Of this charge, $5.4 million related to the Consumer Products segment, $21.8 million related to the Industrial Tools segment and the remaining $5.5 million related to centralized corporate functions. These charges consisted of $5.1 million of asset impairments and $5.0 million of other exit costs related to the exit of the Company's MacDirect retail channel; $10.2 million for severance and related benefits for Operation 15 initiative headcount reductions; $10.4 million for asset impairments and $2.0 million of other exit costs pertaining to Operation 15 initiatives. The $15.5 million of asset impairments generally relates to assets designated as held for use which are idle as a result of Operation 15 initiatives and accordingly their book value has been written off. The second and third quarter 2003 charges for headcount reductions resulted in a net employment reduction of approximately 800 manufacturing, selling and administrative people.

In 2004, $4.7 million of reserves were established in purchase accounting for the Blick and Frisco Bay acquisitions primarily pertaining to headcount reductions associated with the integration of these businesses.

THE STANLEY WORKS AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 2, 2004

At October 2, 2004, the restructuring and asset impairment reserve balance was $7.3 million. A summary of the Company's restructuring reserve activity from January 3, 2004 to October 2, 2004 is as follows (in millions):

	01/03/2004	Acquisitions	Usage	10/02/04
Acquisitions
Severance	$—	$4.5	$(3.7)	$0.8
Other		0.2	(0.2)
Operation 15
Severance	3.1		(2.9)	0.2
Asset impairments	8.7		(3.1)	5.6
Other	2.8		(2.2)	0.6
Prior to 2003
Other	1.5		(1.4)	0.1
	$16.1	$4.7	$(13.5)	$7.3

The Company expects the above restructuring and asset reserve balances to be fully expended by mid 2005.

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

The Company's policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of October 2, 2004, the Company had reserves of $12.9 million, primarily for remediation activities associated with Company-owned properties as well as for Superfund sites.

J.    Guarantees

The Company's financial guarantees at October 2, 2004 are as follows (in millions):

	Term	Maximum Potential Payment	Liability Carrying Amount
Guarantees on the residual values of leased properties	Up to 6 years	$65.0	$—
Commercial customer financing arrangements	Up to 5 years	1.2	—
Standby letters of credit	Generally 1 year	26.5	—
Guarantee on the external Employee Stock Ownership Plan borrowings	Through 2009	9.7	9.7
Government guarantees on employees	Up to 3 years from date of hire	0.1	—
Guarantee on active facility lease	Through 2012	0.6	—
Guarantees on leases for divested business which are subleased	Up to 33 months	0.5	0.2
		$103.6	$9.9

THE STANLEY WORKS AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 2, 2004

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

The changes in the carrying amount of product and service warranties for the nine months ended October 2, 2004 are as follows (in millions):

Balance January 3, 2004	$7.3
Warranties and guarantees issued	10.6
Warranty payments	(9.0)
Acquisitions and other	6.4
Balance October 2, 2004	$15.3

K.    Net Periodic Benefit Cost - Defined Benefit Plans

Following are the components of net periodic benefit cost for the three and nine months ended October 2, 2004 and September 27, 2003 (in millions):

	Third Quarter
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2004	2003	2004	2003	2004	2003
Service cost	$0.5	$0.5	$1.4	$1.3	$0.2	$0.3
Interest cost	0.6	0.8	2.3	2.3	0.3	0.2
Expected return on plan assets	(0.1)	(0.2)	(3.2)	(3.1)	—	—
Amortization of transition asset	—	—	—	(0.1)	—	—
Amortization of prior service cost (credit)	0.6	0.4	0.2	0.2	—	(0.1)
Amortization of net loss	0.2	0.7	0.3	—	0.1	0.1
Net periodic benefit cost	$1.8	$2.2	$1.0	$0.6	$0.6	$0.5

	Year to Date
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2004	2003	2004	2003	2004	2003
Service cost	$1.8	$1.7	$4.5	$3.9	$0.5	$0.8
Interest cost	1.8	2.3	6.9	7.0	0.8	0.7
Expected return on plan assets	(0.3)	(0.8)	(9.9)	(9.2)	—	—
Amortization of transition asset	—	—	—	(0.2)	—	—
Amortization of prior service cost (credit)	1.5	1.3	0.5	0.5	(0.1)	(0.2)
Amortization of net loss	0.4	2.0	0.9	—	0.2	0.2
Settlement / curtailment gain	—	—	(0.2)	—	—	—
Net periodic benefit cost	$5.2	$6.5	$2.7	$2.0	$1.4	$1.5

L.    Segments

The Company changed its segment reporting to align with the portfolio changes resulting from the divesture and acquisitions in the first quarter of 2004. 2003 segment information has been restated for comparability. The Company now reports the following three segments: Consumer Products, Industrial Tools and Security Solutions. The Consumer Products segment includes hand tools, consumer mechanic tools and storage units, hardware and home décor. As discussed in Note O, Subsequent Event, the Company expects to close on the sale of the home décor business in the fourth quarter of 2004. Industrial Tools is comprised of Mac Tools, Proto mechanic tools, pneumatic tools, storage systems, specialty tools, assembly technologies, hydraulic tools and CST/Berger (measuring tools). The Security Solutions segment includes access technologies, Best Access, Blick and Frisco Bay; these businesses manufacture and install automatic doors, and related hardware and products, as well as mechanical and electronic lock sets and access controls. The Company's reportable segments are an aggregation of businesses that have similar products and services, among other factors.

	Net sales and operating profit results for the year ended January 3, 2004
	Net Sales	Operating profit
Consumer products	$1,106.8	$145.3
Industrial tools	1,097.6	24.9
Security solutions	473.7	84.8
Total	$2,678.1	$255.0

	Total Assets
	October 2, 2004	January 3, 2004
Consumer products	$797.7	$792.5
Industrial tools	867.6	814.5
Security solutions	898.6	554.4
Discontinued operations	—	33.0
Corporate assets	284.3	229.4
Total	$2,848.2	$2,423.8

The Company assesses the performance of its reportable segments using operating profit and return on capital. Segment operating profit excludes interest income, interest expense, other-net, restructuring charges and asset impairments, as well as income tax expense. There were no significant inter-segment transactions for the periods presented.

Approximately 21% of the Company's long-lived assets at October 2, 2004, are concentrated in the United Kingdom. Prior to the acquisition of Blick in early 2004, assets in the United Kingdom were less significant.

M.    Discontinued Operations

On December 8, 2003, the Company entered into a definitive agreement to sell its entry door business to Masonite International Corporation. The $162 million cash sale transaction closed on March 2, 2004 and resulted in an after-tax gain of $95 million. In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations of the entry door business for the periods presented have been reported as discontinued operations. In addition, the assets and liabilities of the business were classified as held for sale in the Condensed Consolidated Balance Sheet at January 3, 2004.

The entry door business manufactured and distributed steel and fiberglass entry doors and components throughout North America. Operating results of the entry door business, for the period ended March 2, 2004 and for the three and nine months ended September 27, 2003, are summarized as follows (in millions):

	March 2, 2004	Third Quarter 2003	Year to Date 2003
Net sales	$26.0	$50.1	$131.2
Pretax (loss) earnings	(0.1)	6.8	12.1
Income taxes	—	2.5	4.5
Net (loss) earnings from discontinued operations	$(0.1)	$4.3	$7.6

The discontinued operations results above reflect the entry door business.

Assets and liabilities of the entry door business as of March 2, 2004 and January 3, 2004 were as follows (in millions):

	2004	2003
Accounts receivable	$9.5	$5.7
Inventories	10.0	6.9
Other current assets	0.8	1.0
Property, plant and equipment	19.0	19.4
Total assets	$39.3	$33.0
Accounts payable	$21.9	$22.9
Accrued expenses	4.4	4.7
Other liabilities	1.6	1.6
Total liabilities	$27.9	$29.2

N.    New Accounting Standards

During December 2003, the FASB issued a revision to SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This revision requires that public companies disclose the components of net periodic defined benefit cost on an interim basis, and provide updates for significant changes to expected and actual current year cash contributions to such plans. The new disclosure requirements are effective for interim and fiscal periods ending after December 15, 2003 and are reflected in Note K, Net Periodic Benefit Cost - Defined Benefit Plans, of the Notes to the Condensed Consolidated Financial Statements.

During April 2004, the FASB issued Staff Position 129-1 ("FSP 129-1"), "Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities". The purpose of this Staff Position is to interpret how the disclosure provisions of Statement 129 apply to contingently convertible securities and to their potentially dilutive effects on EPS. This FSP is effective immediately and had no impact on the Company.

In May 2004, the FASB issued Staff Position 106-2 ("FSP 106-2"), its final position on FSP 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", (the "Act"). FSP 106-2 supercedes FSP 106-1 and is effective for the first interim or annual period beginning after June 15, 2004. The Company has concluded through consultation with its outside actuaries that the disclosure requirements under FSP 106-2 are not applicable since the healthcare plan offered to its retirees generally requires participants to pay for prescriptions. Therefore, the Act has essentially no impact on the Company.

On September 30, 2004, the FASB issued FSP EITF 03-1-1, "Delay of Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1". This FSP delays the effective date of the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue 03-1, which details the methods to determine if investments in debt or equity securities have incurred an other-than-temporary decline in market value. The Company holds high grade corporate and government securities in order to fund self-insured claims in certain domestic plans. Securities are purchased in varying maturities to match cash flows from the investments with anticipated claim payments in future periods. Once effective, this FSP is not expected to have a material impact on the Company.

O.    Subsequent Event

On October 15, 2004, the Company entered into a definitive agreement to sell its home décor business to Wellspring Capital Management LLC, a New York-based private equity investment firm for approximately $87 million. Combined after-tax net proceeds from the transaction are expected to approximate $65 million. A net after-tax gain of approximately $30 million is expected to be realized upon completion of the transaction.

This business unit, a part of the Company's Consumer Products segment, supplies mirrored closet doors, closet organization products and wall décor products primarily though large retailers in North America and Europe. The transaction is expected to close in the fourth quarter of 2004. Transaction conditions include the purchaser's financing, customary clearances and consents from third parties and regulators, and finalization of customary documentation to permit the sales of the business' assets in France, Italy and other non-U.S. jurisdictions.

Estimated assets and liabilities of the home décor business as of October 2, 2004 and January 3, 2004, adjusted as specified in the purchase agreement, were as follows (in millions):

	2004	2003
Accounts receivable	$21.2	$17.3
Inventories	12.5	12.2
Other assets	1.3	1.9
Property, plant and equipment	13.9	16.2
Goodwill	12.8	12.8
Total assets	$61.7	$60.4
Accounts payable	$15.4	$17.6
Accrued expenses	8.8	9.0
Other liabilities	2.5	2.3
Total liabilities	$26.7	$28.9

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In the third quarter of 2004, the Company entered into a new financing arrangement under which an independent third party will provide revolving credit to Mac Tools distributors' end customers for product purchases. In connection with this transaction, existing accounts receivable related to the Company's Mac Advantage financing program of $47 million were sold.

In October 2004, the Company announced it has entered into a definitive agreement to sell its home décor business. This business unit supplies mirrored closet doors, closet organization products and wall decor products primarily though large retailers in North America and Europe. The transaction is expected to close in the fourth quarter of 2004. Annual sales of the home décor business are approximately $150 million. The business unit is an element of the Company's Consumer Products segment. Combined after-tax net proceeds from the transaction are expected to approximate $65 million. A net after-tax gain of approximately $30 million, or 35 cents per fully diluted share, will be realized upon completion of the transaction.

The Mac Advantage receivables and home décor business unit sale transactions provide important sources of cash for use toward achieving the Company's deleveraging objectives in 2004, as well as the pursuit of the Company's strategic objectives of redeploying capital toward expansion of the Tools and Security Solutions businesses over the long-term, which provide higher than average growth and returns.

RESULTS OF OPERATIONS

Net sales from continuing operations were $791 million in the third quarter of 2004 as compared to $666 million in the third quarter of 2003, representing an increase of 19%. Excluding the $59 million net sales from acquisitions, organic sales increased 10% driven by 4% volume growth, improved pricing and favorable foreign currency impact. The volume growth is due to increased industrial tool demand from favorable market conditions and improved execution in several businesses; strong demand continued from home center and mass merchant customers; and Security Solutions revenues increased primarily due to share gains in the access technology business. Favorable foreign currency translation, primarily European and Asian, increased net sales by 3%. The impact of pricing resulted in a net sales increase of 3%. Double-digit percentage organic sales growth was achieved in the Company's Industrial Tools business segment and Consumer Hand Tools business unit. Year to date net sales from continuing operations in 2004 were $2,365 million as compared to $1,950 million in 2003, an increase of 21%. Acquisitions contributed $166 million, or an 8% increase, of net sales. Organic sales increased due to volume increases of 7%, favorable foreign currency translation which increased sales by 3%, and pricing increases of 3%. The factors resulting in the Company's nine month performance are primarily the same items discussed previously pertaining to the third quarter results.

The Company reported gross profit from continuing operations of $288 million, or 36% of net sales, in the third quarter of 2004, compared to $227 million, or 34% of net sales, in the prior year. The businesses acquired increased gross profit by $27 million. The remaining increase was primarily attributed to increased sales volume and gross profit rate improvement. The gross profit rate improvement was attributable to the carryover benefit of 2003 restructuring programs, volume leverage, favorable pricing and improved product mix. These benefits were partially offset by higher steel costs and other inflation. The Company continued to experience a significant impact from unusually high levels of commodity price inflation (particularly steel) in the first nine months of 2004. The Company has actively pursued price increases in many business channels to partially offset this negative impact. Steel cost and other inflation increases, partially offset by price increases, will continue to have a substantial impact on the Company in the fourth quarter and beyond. The effect of commodity inflation, including freight increases, is now expected to total $70-75 million in the year 2004, of which approximately 60% is projected to be offset with related price increases. Year to date gross profit from continuing operations in 2004 was $850 million, or 36% of net sales, compared to $661 million, or 34% of net sales through the comparable period in 2003. Excluding the favorable impact of acquisitions, gross profit improved $112 million as compared with the nine months ended September 2003 due primarily to the same factors as in the third quarter, as well as inventory losses in 2003 related to the termination of the MacDirect distribution model.

Selling, general and administrative expenses ("SG&A") from continuing operations, inclusive of the provision for doubtful accounts, were $179 million, or 23% of net sales in the third quarter of 2004, compared to $144 million, or 22% of net sales, in the prior year. The increase of $35 million was primarily attributed to: acquired businesses that increased costs by $16 million, increased business portfolio SG&A spending levels in connection with the 10% organic sales increase, increased funding for brand support, Sarbanes-Oxley compliance costs, and foreign currency translation. Year to date SG&A from continuing operations was $529 million, or 22% of net sales, compared to $480 million, or 25% of net sales in 2003. The factors resulting in the Company's nine month performance are primarily the same items discussed previously pertaining to the third quarter results, however, the incremental cost of acquisitions was $44 million. Additional factors impacting this comparison were accounts receivable losses of $21 million which related to the exiting of the MacDirect distribution model and $8 million of costs related to the retirement of the Company's former CEO which were both recorded in 2003.

Net interest expense from continuing operations in the third quarter was $8 million, an increase of $1 million over the third quarter of 2003. Year to date interest expense was $25 million in 2004, an increase of $3 million over the same period in 2003. The increase was from higher borrowings primarily for acquisitions, partially offset by lower interest rates.

Other, net from continuing operations represented $11 million of expense, a decrease of $3 million over expense of $14 million in the third quarter of 2003. This decreased expense in other, net is primarily the result of a $6 million loss associated with the MacDirect exit on the sale of the Mac Tools distributor receivable portfolio in 2003, partially offset by incremental amortization of acquired intangibles and unfavorable currency. Other, net year to date was $35 million expense, an increase of $3 million from expense of $32 million for year to date 2003, driven by higher intangible amortization and unfavorable currency.

The Company's effective income tax rate from continuing operations was 29% in the third quarter this year compared to 28% in the prior year's quarter. Year to date, the income tax rate for 2004 was 30% as compared to 29% during the same time period in 2003. On October 22, 2004, the "American Jobs Creation Act of 2004" (the "Jobs Act") was enacted into law. This legislation implements a one-year reduced income tax rate on repatriation of foreign earnings, a phased-in tax reduction on profits from domestic manufacturing activity, and a phased-in repeal of credits from the extraterritorial taxation of income (ETI) exclusion. The Company is currently evaluating the Jobs Act to determine the impact.

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

Consumer Products sales of $296 million in the third quarter of 2004 represented a 6% increase from $279 million in the third quarter of 2003, driven by the aforementioned favorable currency impacts in Europe and strength in home center and mass merchant channels in the U.S. Pricing represented 2% of the sales increase, currency 3% and volume 1%. Operating profit was $44 million, or 15% of net sales, for the third quarter of 2004, compared to $39 million, or 14% of net sales, in 2003. The improvement in operating profit is primarily attributable to favorable price and product mix combined with operating leverage from higher sales volumes, partially offset by the previously mentioned commodity cost inflation. On a year to date basis, Consumer Products net sales in 2004 were $901 million, a 14% increase from $791 million in 2003. Year to date operating profit in 2004 was $132 million, or 15% of net sales, compared to $99 million, or 12% of net sales in 2003. The improvement in sales and operating profit for the nine month period is due to the same factors discussed previously pertaining to the third quarter results.

Industrial Tools sales of $323 million in the third quarter of 2004 represented a 22% increase from $264 million in the third quarter of 2003. Excluding the CST/Berger acquisition, organic sales increased 17% to $309 million. This organic improvement was the result of improved economic conditions and strong execution in fastening systems, industrial mechanics tools, hydraulic tools, specialty tools and assembly tools businesses. Mac Tools revenues increased 2% in the second quarter, as traditional distributor additions and higher route average sales completely offset the anticipated decline from last year's MacDirect exit. Operating profit was $35 million, or 11% of net sales, for the third quarter of 2004. In the third quarter of 2003, the Industrial Tools segment reported $19 million operating profit, or 7% of net sales. The increase in the third quarter 2004 operating profit and margin rate was due to higher sales volume, substantial improvement in the margin performances of Mac Tools and industrial mechanics tools as a result of the carryover benefits from prior year restructuring programs, as well as the inclusion of CST/Berger. These favorable factors were partially offset by the previously mentioned commodity cost inflation. On a year to date basis, Industrial Tools net sales in 2004 were $961 million, an 18% increase from $812 million in 2003. Year to date operating profit in 2004 was $101 million, or 11% of net sales. Through the first nine months of 2003, the Industrial Tools segment reported operating profit of $18 million. The significant improvement is due to non-recurring charges in 2003 of $32 million due mainly from receivable and inventory losses associated with the MacDirect exit, as well as the same factors discussed previously pertaining to the third quarter results.

Security Solutions sales increased 40% to $171 million in the third quarter of 2004. Excluding acquisitions, Security Solutions organic sales increased 4% to $127 million, on strength in the supply and service of automatic commercial door systems in access technologies. Best Access Systems sales volume was virtually unchanged from third quarter 2003 levels, while incoming orders increased 10%, reflecting a shift in mix toward longer order cycle electronic access systems. Operating margin decreased to 18% versus 21% last year, due primarily to the impact of slightly lower margins related to the 2004 acquisitions. On a year to date basis, Security Solutions net sales in 2004 were $503 million, a 45% increase from $347 million in 2003 due to both organic and acquisition growth. Year to date operating profit in 2004 was $88 million, or 17% of net sales, compared to $65 million, or 19% of net sales in 2003. The improvement in sales and decrease in operating profit as a percentage of net sales for the nine month period is primarily attributable to the same factors discussed previously pertaining to the third quarter results, as well as increased commodity inflation and negative field productivity.

Restructuring, Asset Impairment and Other Charges

In the first quarter of 2003, the Company recorded $3 million in restructuring reserves for new initiatives, pertaining to the further reduction of its cost structure, primarily for severance-related obligations. These reserves were fully expended by the end of 2003.

The Company recorded $22 million and $11 million in restructuring and asset impairment charges in the second and third quarters of 2003, respectively, for the Operation 15 initiative. Of this charge, $5 million related to the Consumer Products segment, $22 million related to the Industrial Tools segment and the remaining $6 million related to centralized corporate functions. These charges consisted of $5 million of asset impairments and $5 million of other exit costs related to the exit of the Company's MacDirect retail channel, $10 million for severance and related benefits for Operation 15 initiative headcount reductions, $11 million of asset impairments and $2 million of other exit costs pertaining to other Operation 15 initiatives. The $16 million of asset impairments generally relates to assets designated as held for use which are idle as a result of the Operation 15 initiatives and accordingly their book value has been written off. The second and third quarter charges for headcount reductions resulted in a net employment reduction of approximately 800 manufacturing, selling and administrative people.

The exit of MacDirect required the liquidation of certain assets and lease obligations. In the first three quarters of 2003, the Company recognized $21 million of receivable losses, $7 million of inventory losses and $20 million of other costs ($11 million related to trucks and other items and $9 million related to write-offs on the Mac financing portfolios) associated with the MacDirect exit.

In 2004, $5 million of reserves were established in purchase accounting for the Blick and Frisco Bay acquisitions primarily pertaining to headcount reductions associated with the integration of these businesses.

At October 2, 2004, the restructuring and asset impairment reserve balance was $7 million. A summary of the Company's restructuring reserve activity from January 3, 2004 to October 2, 2004 is as follows (in millions):

	01/03/2004	Acquisitions	Usage	10/02/04
Acquisitions
Severance	$—	$5	$(4)	$1
Operation 15
Severance	3		(3)
Asset impairments	9		(4)	5
Other	3		(2)	1
Prior to 2003
Other	1		(1)
	$16	$5	$(14)	$7

The Company expects the above restructuring and asset reserve balances to be fully expended by mid 2005.

In the second quarter of 2003, the Company recognized $8 million in charges related to compensation payable to its former Chairman and Chief Executive Officer, John Trani, who announced his retirement effective December 31, 2003. Such retirement expenses were comprised of severance and pension as specified in an employment contract entered into in 2000.

FINANCIAL CONDITION

Liquidity and Sources of Capital

Operating cash flow of $100 million in the third quarter of 2004 decreased $51 million from the prior year's third quarter principally as a result of working capital levels that increased due to higher receivables from timing of sales in the third quarter and inventory increases in preparation for timing of sales in the fourth quarter (i.e. first half of quarter higher than second half). On a year to date basis, operating cash flow of $243 million in 2004 decreased by $23 million from 2003 due primarily to the factors discussed previously pertaining to the third quarter results, and timing of tax payments in 2004 versus 2003.

In the first quarter of 2004 the Company received $162 million in cash from the sale of the entry door business. In the second and third quarters of 2004 $22 million and $10 million, respectively, of related income taxes were paid, and approximately $18 million of remaining income taxes will be disbursed in later quarters.

In the third quarter of 2004, the Company entered into a new financing arrangement under which an independent third party will provide revolving credit to Mac Tools distributors' end customers for product purchases. This new program will lower the Company's risk and working capital requirements, while providing Mac Tools' end customers with increased financing flexibility. In connection with this transaction, existing accounts receivable related to the Company's Mac Advantage financing program were sold. Of the $47 million total proceeds, approximately $35 million were used to reduce amounts outstanding under the Company's receivables securitization facility. The remaining $12 million was applied to reduction of outstanding debt. The effect of this transaction on third quarter 2004 operating cash flow is a positive $12 million.

Cash payments for acquisitions amounted to $258 million year-to-date.

Aside from normal debt service payments, the Company repaid $120 million of long-term debt which matured on March 1, 2004, and cash inflows for the nine months ended October 2, 2004 from short-term borrowings, principally commercial paper, amounted to $170 million. Overall net cash inflows of $24 million from borrowing activities were realized in the nine months ended October 2, 2004.

The Company assumed $29 million of debt in the Blick and Frisco Bay acquisitions. In addition the remaining $22 million Blick purchase price obligation is reflected in the current portion of long-term debt.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

4	(i)	$400,000,000 Credit Agreement dated as of October 14, 2004 with the Lenders named therein, Citibank, N.A. as Administrative Agent, Citigroup Global Markets, Inc. as Lead Arranger and Book Runner, and Fleet National Bank, BNP Paribas and UBS Securities as Co-Syndication Agents
10	(i)	Schedule of Certain Executive Officers who are Parties to Change in Control Severance Agreements, which agreements are incorporated by reference to Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q/A for the quarterly period ending June 28, 2003
31	(i)	Certification by Chairman and Chief Executive Officer pursuant to Rule 13a-14(a)
	(ii)	Certification by Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a)
32	(i)	Certification by Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	(ii)	Certification by Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

(i)	The Company filed a current report on Form 8-K dated July 26, 2004 with respect to the Company's press release reporting the Company's results for the second quarter 2004 and providing guidance for the third quarter and full year 2004 and for the full year 2005.

CAUTIONARY STATEMENT

Certain statements contained in this Quarterly Report on Form 10-Q, including but not limited to those regarding the Company's ability to (i) achieve its deleveraging goals in 2004 and to capitalize on further acquisition opportunities over the longer term; (ii) limit the effects of commodity inflation to $70-$75 million in the year 2004 and offset approximately 60% thereof with related price increases; (iii) complete restructuring activities within existing restructuring and asset impairment reserve by mid 2005 and (iv) consummate the expected sale of its home décor business and realize after tax net proceeds of approximately $65 million and a net after tax gain of approximately $30 million; are forward looking and are based on current expectations and involve inherent risks and uncertainties, including factors listed below and other factors that could delay, divert or change any of them, and could cause actual outcomes and results to differ materially from current expectations.

The Company's ability to deliver the results as described above (the "Results") is dependent upon (i) the success of the Company in identifying, negotiating and closing future acquisitions and integrating its recent (as well as future) acquisitions; (ii) the success of the Company's efforts to raise prices in order to, among other things, offset the impact of steel and other commodity and material price inflation; (iii) the need to respond to significant changes in product demand due to economic and other changes; (iv) continued improvements in productivity and cost reductions; and (v) the satisfaction or waiver of the remaining contingencies under the aforementioned agreement to sell its home décor business including but not limited to purchaser financing, customary clearances and consents from third parties and regulators and the finalization of customary documentation to permit the sales of the business' assets in France, Italy and other non-U.S. jurisdictions.

The Company's ability to deliver the Results is also dependent upon (i) the continued success of the Company's marketing and sales efforts, including the Company's ability to recruit and retain an adequate sales force; (ii) the continued success of The Home Depot, Lowe's and Wal-Mart sales initiatives as well as other programs to stimulate demand for company products; (iii) the success of recruiting programs and other efforts to maintain or expand overall Mac Tools truck count versus prior years; (iv) the ability of the Company to fulfill increasing demand for its products; (v) the ability to continue successfully managing and defending claims and litigation; (vi) the absence or mitigation of increased pricing pressures from customers and competitors and the ability to defend market share in the face of price competition; and (vii) the identification of overhead cost reduction opportunities and effective execution of the same.

The Company's ability to achieve the Results will also be affected by external factors. These external factors will include pricing pressure and other changes within competitive markets, the continued consolidation of customers in consumer channels, inventory management pressures on the Company's customers, increasing competition, changes in trade, monetary, tax and fiscal policies and laws, inflation, currency exchange fluctuations, the impact of dollar/foreign currency exchange and interest rates on the competitiveness of products and the Company's debt program, the strength of the U.S. Economy and the impact of events that cause or may cause disruption in the Company's distribution and sales networks such as war, terrorist activities, political unrest and recessionary or expansive trends in the economies of the world in which the Company operates.

Unless required by applicable securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date hereof.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE STANLEY WORKS

Date: November 12, 2004

By: /s/ James M. Loree
James M. Loree Executive Vice President and Chief Financial Officer