Form 10-K
period 2005-01-01
STANLEY WORKS
filed 2005-03-07
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 X  EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2005

COMMISSION FILE 1-5224

THE STANLEY WORKS
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CONNECTICUT	06-0548860
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)
1000 STANLEY DRIVE NEW BRITAIN, CONNECTICUT	06053
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

860 225-5111
(REGISTRANT'S TELEPHONE NUMBER)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock--$2.50 Par Value per Share	New York Stock Exchange Pacific Stock Exchange

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

Yes  X    No

As of July 3, 2004, the aggregate market values of voting common equity held by non-affiliates of the registrant was $3,742,976,480 based on the New York Stock Exchange closing price for such shares on that date. On March 2, 2005, the registrant had 82,618,222 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the registrant's fiscal year are incorporated by reference in Part III.

FORM 10-K

PART I

ITEM 1.    BUSINESS

1(a)    GENERAL DEVELOPMENT OF BUSINESS

(i)    General.    The Stanley Works ("Stanley" or the "Company") was founded in 1843 by Frederick T. Stanley and incorporated in 1852. Stanley is a worldwide producer of tools for professional, industrial and consumer use and security products. Stanley® is a brand recognized around the world for quality and value.

In 2004, Stanley had net sales of $3.0 billion from continuing operations and employed approximately 14,100 people worldwide. The Company's principal executive office is located at 1000 Stanley Drive, New Britain, Connecticut 06053 and its telephone number is (860) 225-5111.

(ii)    Restructuring Activities.    Information regarding the Company's restructuring activities is incorporated herein by reference to the material captioned "Restructuring Activities" in Item 7 and Note O Restructuring and Asset Impairments of the Notes to the Consolidated Financial Statements in Item 15.

1(b) FINANCIAL INFORMATION ABOUT SEGMENTS    Financial information regarding the Company's business segments is incorporated herein by reference to the material captioned "Business Segment Results" in Item 7 and Note P Business Segments and Geographic Areas of the Notes to the Consolidated Financial Statements in Item 15.

1(c)    NARRATIVE DESCRIPTION OF BUSINESS

The Company's operations are classified into three business segments: Consumer Products, Industrial Tools, and Security Solutions.

Consumer Products

The Consumer Products segment manufactures and markets hand tools, consumer mechanics tools and storage units, and hardware. These products are sold to customers and distributed directly to retailers (including home centers, mass merchants, hardware stores, and retail lumber yards) as well as through third party distributors.

Hand tools include measuring instruments, planes, hammers, knives and blades, screwdrivers, saws, chisels, boring tools, masonry, tile and drywall tools, as well as electronic stud sensors, levels, alignment tools and elevation measuring systems. The Company markets its hand tools under the Stanley®, FatMax®, Powerlock®, IntelliTools(TM) and Goldblatt® brands, as well as under certain retailer's private label brands.

Consumer mechanics hand tools include wrenches, sockets and tool boxes which are marketed under the Stanley®, Husky® and ZAG® brands, as well as under certain retailer's private label brands.

Industrial Tools

The Industrial Tools segment manufactures and markets professional mechanics tools, pneumatic tools and fasteners, hydraulic tools and accessories, assembly tools and systems, and electronic measuring tools. These products are sold to customers and distributed primarily through third party distributors as well as through direct sales forces.

Professional mechanics tools include wrenches, sockets, electronic diagnostic tools, tool boxes and high-density industrial storage and retrieval systems. Professional mechanics tools are marketed under the Stanley®, Proto®, Mac®, Jensen®, Vidmar® and Blackhawk(TM) by Proto® brands.

Pneumatic tools and fasteners include Bostitch®, Atro® and Stanley ® fastening tools and fasteners (nails and staples) used for construction, remodeling, furniture making, pallet manufacturing and other applications involving the attachment of wooden materials.

Hydraulic tools include Stanley® hand-held hydraulic tools and accessories used by contractors, utilities, railroads and public works as well as LaBounty® mounted demolition hammers and compactors designed to work on skid steer loaders, mini-excavators, backhoes and large excavators.

Assembly tools and systems include electric and pneumatic assembly tools marketed under the Stanley® brand (these are high performance, precision tools, controllers and systems for tightening threaded fasteners used chiefly by vehicle manufacturers).

Electronic measuring tools include laser and optical leveling and measuring devices utilized primarily by contractors, surveyors, engineers and other professionals and do-it-yourself individuals. These products are marketed under the CST/Berger® and David White® brands.

Security Solutions

The Security Solutions segment is a provider of access and security solutions primarily for retailers, educational and healthcare institutions, government, financial institutions, and commercial and industrial customers. The company provides an extensive suite of mechanical and electronic security products and systems, and a variety of security services. The company manufactures and markets automatic doors, door locking systems, commercial hardware and security access control systems. Products in the Security Solutions segment include security integration systems, software, related installation and maintenance services, automatic doors, and locking mechanisms. Security products are marketed under the Stanley®, Blick®, Frisco Bay®, PAC®, ISRTM, WanderGuard® , StanVisionTM and BEST® brands and are sold primarily on a direct sales basis as well as, in certain instances, through third party distributors.

Competition

The Company competes on the basis of its reputation for product quality, its well-known brands, its commitment to customer service and strong customer relationships, the breadth of its product lines and its emphasis on product innovation.

The Company encounters active competition in all of its businesses from both larger and smaller companies that often offer the same or similar products and services or that produce different products appropriate for the same uses. The Company has a large number of competitors; however, aside from a small number of competitors in the consumer hand tool and consumer hardware business, who produce a range of products somewhat comparable to the Company's, the majority of its competitors compete only with respect to one or more individual products or product lines within a particular line. The Company believes that it is one of the largest manufacturers of hand tools in the world featuring a broader line than any other toolmaker. The Company also believes that it is a leader in the manufacture and sale of pneumatic fastening tools and related fasteners to the construction, furniture and pallet industries as well as a leading manufacturer of hand-held hydraulic tools used for heavy construction, railroads, utilities and public works. The Company also believes that it is among the largest security integration service providers in North America.

Customers

A substantial portion of the Company's products in the Consumer Products and Industrial Tools segments are sold through home centers and mass merchant distribution channels in the U.S. In 2004, sales to The Home Depot were 12% of the Company's consolidated sales from continuing operations. A consolidation of retailers both in North America and abroad has occurred over time. While this consolidation and the domestic and international expansion of these large retailers provide the Company with opportunities for growth, the increasing size and importance of individual customers creates a certain degree of exposure to potential volume loss. The loss of the customer referred to above as well as certain of the other larger home centers as customers would have a material adverse effect on each of the Company's business segments until either such customers were replaced or the Company made the necessary adjustments to compensate for the loss of business.

Despite the trend toward customer consolidation, the Company has a diversified customer base and has decreased this potential risk over the past years as sales from continuing operations in markets outside of the home center and mass merchant distribution channel have grown at a greater rate through a combination of efforts to broaden the customer base primarily in the Security Solutions and Industrial Tools segments.

Raw Materials

The Company's products are manufactured of steel, aluminum and other metals, as well as wood and plastic. The raw materials required are available from a number of sources at competitive prices and the Company has annual contracts with some of its key suppliers. The Company has occasionally experienced difficulties in obtaining supplies in recent periods mainly for steel products. Certain commodity prices, particularly steel, may increase in 2005, but the Company does not anticipate difficulties with respect to adequate supplies of raw materials.

Backlog

Due to short order cycles and rapid inventory turnover in many of the Company's businesses, backlog is generally not considered a significant indicator of future performance. At February 6, 2005, the Company had approximately $279 million in unfilled orders compared with $284 million in unfilled orders at March 6, 2004. All of these orders are reasonably expected to be filled within the current fiscal year. Most customers place orders for immediate shipment and as a result, the Company produces primarily for inventory, rather than to fill specific orders.

Patents and Trademarks

No business segment is dependent, to any significant degree, on patents, licenses, franchises or concessions and the loss of these patents, licenses, franchises or concessions would not have a material adverse effect on any of the business segments. The Company owns numerous patents, none of which are material to the Company's operations as a whole. These patents expire at various times over the next 20 years. The Company holds licenses, franchises and concessions, none of which individually or in the aggregate is material to the Company's operations as a whole. These licenses, franchises and concessions vary in duration but generally run from one to 20 years.

The Company has numerous trademarks that are used in its businesses worldwide. The STANLEY® and STANLEY in a notched rectangle design trademarks are material to all three business segments. These well-known trademarks enjoy a reputation for quality and value and are among the world's most trusted brand names. The Company's tagline, "Make Something Great(TM)" is the centerpiece of the brand strategy for all segments. In the Consumer Products and Industrial Tools segments, the Bostitch®, Powerlock®, Tape Rule Case Design (Powerlock), FatMax®, LaBounty®, MAC®, Proto®, Jensen®, Goldblatt®, Husky®, Vidmar®, CST® and Zag® trademarks are also material to these segments. In the Security Solutions segment, the BEST®, Blick, Frisco Bay® and ISR(TM) trademarks are also material to this segment. The terms of these trademarks vary from one to 20 years, with most trademarks being renewable indefinitely for like terms.

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

The Company's policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of January 1, 2005, the Company had reserves of approximately $13.6 million, primarily for remediation activities associated with Company-owned properties as well as for Superfund sites, for losses that are probable and estimable.

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

Employees

At January 1, 2005, the Company had approximately 14,100 employees, nearly 7,500 of whom were employed in the U.S. Approximately 765 U.S. employees are covered by collective bargaining agreements negotiated with 14 different local labor unions who are, in turn, affiliated with approximately 6 different international labor unions. The majority of the Company's hourly-paid and weekly-paid employees outside the U.S. are not covered by collective bargaining agreements. The Company's labor agreements in the U.S. expire in 2005, 2006, 2007 and 2008. With the exception of an eleven day strike in New Britain and Farmington, Connecticut, in 2003 there have been no significant interruptions or curtailments of the Company's operations in recent years due to labor disputes. The Company believes that its relationship with its employees is very good.

1(d) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS Financial information regarding the Company's geographic areas is incorporated herein by reference to Note P Business Segments and Geographic Areas of the Notes to the Consolidated Financial Statements in Item 15.

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

ITEM 2.    PROPERTIES

As of January 1, 2005, the Company and its subsidiaries owned or leased material facilities (facilities over 50,000 square feet) for manufacturing, distribution and sales offices in 16 states and 14 foreign countries. The Company believes that its material facilities are suitable and adequate for its business.

Certain properties are utilized by more than one segment and in such cases the property is reported in the segment with highest usage. Material facilities owned by the Company and its subsidiaries follow:

Consumer Products

New Britain, Connecticut; Cheraw, South Carolina; Pittsfield, Vermont; Richmond, Virginia; Smiths Falls, Canada; Guang Dong, Peoples Republic of China; Besancon Cedex, France; Wieseth, Germany; Puebla, Mexico and Taichung Hsien, Taiwan.

Industrial Tools

Phoenix, Arizona; Clinton, Connecticut; Shelbyville, Indiana; Dallas and Wichita Falls, Texas; Two Harbors, Minnesota; Hamlet, North Carolina; Columbus, Georgetown and Sabina, Ohio; Allentown, Pennsylvania; East Greenwich, Rhode Island; Chihuahua, Mexico; Wroclaw, Poland; Daxing, Peoples Republic of China; Pecky, Czech Republic and Amphur Bangpakong, Thailand.

Security Solutions

Farmington, Connecticut; Indianapolis, Indiana.

Corporate Offices

New Britain, Connecticut

Material facilities leased by the Company and its subsidiaries follow:

Consumer Products

New Britain, Connecticut; Miramar, Florida; Kannapolis, North Carolina; Somerton, Australia; Mechelen, Belgium; Oakville and Smiths Falls, Canada; Hellaby, Ecclesfield, Northampton, England; Karmiel, Israel.

Industrial Tools

Covington, Georgia; Watseka, Illinois; Fishers, Indiana; Highland Heights and Columbus, Ohio; Milwaukie, Oregon; Biassono, Italy

Security Solutions

None

The aforementioned material facilities not being used by the Company include:

Consumer Products

Wichita Falls, Texas (owned); Richmond, Virginia (owned); and Ecclesfield, England (leased).

Industrial Tools

Hamlet, North Carolina (owned)

Security Solutions

None

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of 2004 to a vote of security holders.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED
                    STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is listed and traded on the New York and Pacific Stock Exchanges under the abbreviated ticker symbol "SWK," and is a component of the S&P 500 Composite Stock Price Index. The Company's high and low quarterly stock price on the NYSE for the years ended January 1, 2005 and January 3, 2004 follow:

	2004			2003
	High	Low	Dividend Per Common Share	High	Low	Dividend Per Common Share
QUARTER:
First	$43.75	$36.42	$0.26	$36.06	$23.97	$0.255
Second	$46.08	$39.50	$0.26	$28.59	$21.00	$0.255
Third	$45.90	$40.17	$0.28	$30.53	$27.45	$0.26
Fourth	$49.33	$40.69	$0.28	$37.87	$29.47	$0.26
Total			$1.08			$1.03

As of January 1, 2005 there were 13,238 holders of record of the Company's common stock.

The Company made no repurchases of common shares during the fourth quarter of 2004.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial information should be read in conjunction with the Consolidated Financial Statements and related Notes appearing in Item 15 of this Form 10-K. The information below excludes the Residential Entry Door, Home Décor and German paint roller businesses, which are classified as discontinued operations as disclosed in Note T Discontinued Operations in Item 15, unless otherwise noted (in millions, except per share amounts):

	2004	2003 **	2002 **	2001 **	2000 **
Continuing Operations:
Net sales	$3,043	$2,531	$2,234	$2,233	$2,371
Net earnings	$240	$91	$157	$137	$172
Basic earnings per share:
Continuing operations	$2.93	$1.08	$1.82	$1.59	$1.97
Discontinued operations	$1.54	$0.20	$0.32	$0.25	$0.25
Total basic earnings per share	$4.47	$1.28	$2.14	$1.85	$2.22
Diluted earnings per share:
Continuing operations	$2.85	$1.07	$1.78	$1.56	$1.97
Discontinued operations	$1.50	$0.20	$0.32	$0.25	$0.25
Total diluted earnings per share	$4.36	$1.27	$2.10	$1.81	$2.22

Percent of net sales:
Cost of sales	63.4%	66.1%	66.5%	63.5%	62.7%
Selling, general and administrative*	22.8%	24.3%	22.6%	23.8%	24.5%
Interest, net	1.1%	1.1%	1.1%	1.2%	1.1%
Other, net	1.5%	1.6%	(0.4)%	(0.6)%	0.8%
Earnings before income taxes	10.8%	4.8%	10.2%	9.1%	11.0%
Net earnings	7.9%	3.6%	7.0%	6.1%	7.3%

	2004	2003 **	2002 **	2001 **	2000 **

Balance sheet data:
Total assets***	$2,851	$2,424	$2,418	$2,056	$1,885
Long-term debt	$482	$514	$563	$197	$249
Shareowners' equity	$1,221	$869	$994	$843	$747

Ratios:
Current ratio***	1.7	1.6	1.8	1.4	1.5
Total debt to total capital	32.4%	43.6%	41.7%	37.0%	38.0%
Income tax rate — continuing operations	27.0%	25.9%	30.8%	32.7%	33.8%
Return on average equity	23.0%	9.8%	17.1%	18.6%	26.2%

Common stock data:
Dividends per share	$1.08	$1.03	$0.99	$0.94	$0.90
Equity per share at year-end	$14.82	$10.69	$11.45	$9.96	$8.77
Market price — high	$49.33	$37.87	$52.00	$46.85	$31.88
Market price — low	$36.42	$21.00	$27.31	$28.06	$18.44
Average shares outstanding (in 000's):
Basic	82,058	84,143	86,453	85,761	87,407
Diluted	84,244	84,839	88,246	87,467	87,668

Other information:
Average number of employees	13,625	12,505	12,262	13,168	14,774
Shareowners of record at end of year	13,238	13,915	14,053	15,290	16,014

*	Inclusive of provision for doubtful accounts.

**	The results have been restated from earlier published amounts to reflect reclassification of the Residential Entry Door, Home Décor and German paint roller businesses as discontinued operations, as discussed in Note T Discontinued Operations of the Notes to the Consolidated Financial Statements in Item 15.

***	Item includes discontinued operations.

Note: The Company made significant acquisitions in 2002 and 2004, as discussed in Note F Acquisitions of the Notes to the Consolidated Financial Statements in Item 15. Refer to the Significant Charges and Credits section of Management Discussion and Analysis in Item 7 for other matters affecting the comparability of results.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial and business analysis below provides information which the Company believes is relevant to an assessment and understanding of its consolidated financial position, results of operations and cash flows. This financial and business analysis should be read in conjunction with the consolidated financial statements and related notes.

The following discussion and certain other sections of this Report contain statements reflecting the Company's views about its future performance and constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates and management's beliefs and assumptions. Any statements contained herein (including without limitation statements to the effect that The Stanley Works or its management "believes", "expects", "anticipates", "plans" and similar expressions) that are not statements of historical fact should be considered forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the heading "Cautionary Statements." The Company does not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

BUSINESS OVERVIEW

The Company has continued to focus on a profitable growth strategy and to alter its portfolio of businesses. This strategy encompasses acquisitions and the reduction of risk associated with certain large customer concentrations. The Company believes this strategy will improve the overall profitability of operations over the long term. Over the next several years the Company anticipates more acquisitions will be made, particularly in the Industrial Tools and Security Solutions segments. The following events/matters (including acquisitions and divestitures related to this strategy) had a significant impact on the Company's financial performance in 2004 and 2003:

•	In 2004, the acquisitions of Blick plc, CST/Berger, Frisco Bay Industries Ltd., ISR Solutions Inc., and one small security business were completed at the total cost of $322 million. Blick is a leading U.K. integrator of security systems, communication and time management solutions for the commercial and industrial sectors. CST/Berger is a designer and manufacturer of laser and optical leveling and measuring equipment. Frisco Bay is a leading Canadian provider of security systems and equipment for financial institutions, government agencies and major corporations. ISR is a North American electronic security integrator providing the U.S. federal government and commercial customers with access security systems design, installation and maintenance services.

•	The Company sold its Home Décor business during the fourth quarter of 2004 for $87 million, and, therefore, this business was reported as a discontinued operation for all periods. The after-tax gain recorded on this transaction was $24 million. The Home Décor business contributed $0.13, $0.07, and $0.15 of diluted earnings per share in 2004, 2003, and 2002, respectively. Additionally, a small German business with annual sales of approximately $20 million, which manufactures primarily European private label paint rollers, was included in discontinued operations. The EPS impact of this business to the Company prior to divestiture was nominal.

•	The Company experienced an unfavorable impact from unusually high levels of commodity price inflation (particularly steel) in 2004 and actively pursued price increases across its channels. These price increase efforts gradually gained acceptance throughout the year with the Company's customers. The effect of commodity inflation, and freight cost increases, was $75 million in 2004, of which approximately 60% was offset with related price increases to customers. Steel cost and other inflation impacts, partially offset by price increases, will continue to have a substantial impact on the Company in 2005 and potentially beyond. The Company estimates the carryover impact in 2005 of this inflation at $40-45 million, of which approximately 80-85% will be offset with the aforementioned price increase carryover impact. These 2005 estimates assume no change in existing commodity price levels or the related customer price levels.

•	The Company acquired several businesses, primarily Best Access which was completed in November 2002, which had a significant favorable impact on the Company's 2003 performance. The total cost of these acquisitions was $340 million.

•	The Company entered into a definitive agreement during December 2003 to sell its Residential Entry Door business and, therefore, this business was reported as a discontinued operation for all periods. The $161 million sale was completed in the first quarter of 2004 and the after-tax gain recorded was $95 million. The Residential Entry Door business contributed $0.13 and $0.17 of diluted earnings per share in 2003, and 2002, respectively. The impact in 2004 aside from the gain on the sale was nominal.

•	The Company announced restructuring plans in April 2003 to improve the profitability of certain struggling businesses ("Operation 15"). The restructuring was completed in 2003 and included a workforce reduction of over 1,000 people, the exit from the Mac Tools retail channel ("MacDirect"), and the impairment of certain fixed assets and inventories related primarily to the future consolidation of two distribution facilities.

•	The Company recognized $8 million in charges related to compensation payable to the former Chairman and Chief Executive Officer, John M. Trani, pertaining to his retirement effective December 31, 2003. These retirement costs were comprised of severance and pension as specified in an employment contract entered into in 2000.

In 2004, the Company implemented a change to its segment reporting in response to the divestiture and acquisition activity which arose from the aforementioned strategy. The Company's operations are now classified into three business segments: Consumer Products, Industrial Tools, and Security Solutions. The Consumer Products segment manufactures and markets hand tools, consumer mechanics tools and storage units, and hardware. These products are sold to customers and distributed directly to retailers (including home centers, mass merchants, hardware stores, and retail lumber yards). The Industrial Tools segment manufactures and markets professional mechanic tools and storage systems, pneumatic tools and fasteners, assembly tool systems and specialty tools, hydraulic tools and electronic leveling tools. These products are sold to customers and distributed either directly or through third party distributors. The Security Solutions segment manufactures and markets automatic doors, door locking systems, commercial hardware and security access control systems, primarily through various direct sales forces.

During 2004 and 2003, the strengthening of the Euro and other foreign currencies had a significant favorable impact on the translation of foreign currency-denominated operating results into U.S. dollars. It is estimated that the favorable impact of foreign currency translation, including acquired companies, contributed $0.12 and $0.13 of continuing operations diluted earnings per share in 2004 and 2003, respectively. Fluctuations in foreign currency exchange rates relative to the U.S. dollar may have a significant impact on future earnings.

RESULTS OF OPERATIONS

The Company has provided below a summary of its operating results at the consolidated level, followed by an overview of its business segment performance.

Net Sales:    Net sales from continuing operations were $3,043 million in 2004, as compared to $2,531 million in 2003, a 20% increase. Excluding 2004 acquisitions, organic sales increased 11% driven by 6% volume growth, improved pricing and favorable foreign currency impact. The volume growth is due to: increased industrial tool demand from favorable market conditions; improved order fulfillment and execution in several businesses; strong consumer hand and mechanics tool demand from home center and mass merchant customers; and increased Security revenues primarily due to share gains in automated door products. The 2004 net sales volume performance was significant considering the Company had a 52-week 2004 reporting period versus a 53-week reporting period last year. Favorable foreign currency translation, primarily European, increased net sales by 2%. The impact of pricing resulted in a net sales increase of 3%, mainly as a result of the Company actively pursuing price increases to offset commodity inflation. Other pricing actions associated with more effective price management routines resulted in an additional $20-$25 million of benefit.

Net sales from continuing operations were $2,531 million for 2003, as compared to $2,234 million in 2002, a 13% increase. Acquisitions contributed $266 million, or a 12% increase of net sales. Overall, organic sales volume declined 2%, offset by favorable foreign currency translation of 3% due primarily to the movement in European currencies. Organic sales volume declined mainly due to the termination of the MacDirect program under the Operation 15 initiative combined with customer inventory corrections in the industrial and consumer channels in the first half of 2003. These sales declines were partially offset by strong fourth quarter 2003 demand in U.S. hand and mechanics tools, and expanding service operations and share gains at national accounts in the automated doors operation.

Significant Charges and Credits:    In 2004, the Company recorded $4 million of pre-tax restructuring costs in connection with specific personnel actions to streamline/reposition certain organizations, $4 million of impairment charges primarily associated with a 2004 information system strategy decision, and a $2 million provision for recent litigation. Additionally, an $8 million credit to income taxes was recorded as a result of favorable resolutions of tax audits, increased utilization of foreign net operating loss carry forwards and specific acquisition tax-planning activities.

In 2003, the Company recorded $108 million of pre-tax restructuring costs, impairment charges, and other exit costs in connection with the Operation 15 initiative. Certain expenses totaling $8 million related to the retirement of the Company's former Chairman and CEO were recorded in addition to Operation 15 charges. In the first quarter of 2003, the Company recorded $3 million in restructuring reserves for initiatives pertaining to the further reduction of its cost structure, primarily for severance-related obligations. A summary of the pre-tax charges recorded in 2003 related to these matters is as follows:

(Millions of Dollars)
Operation 15
Mac Direct exit
Inventory losses	$7
Receivable losses	25
Other	21
Distribution facilities	13
Other	42
Total Operation 15	$108
Other severance	3
CEO retirement	8
Total	$119

These charges were classified within the 2003 Consolidated Statement of Operations as follows: (i) Cost of sales — $20 million; (ii) SG&A and Provision for doubtful accounts — $37 million; (iii) Other-net — $10 million; and (iv) Restructuring and asset impairment charges — $52 million. Additionally, the 2003 income taxes reflect favorable foreign tax developments that resulted in a credit of $2 million.

In 2002, the Company reported a second quarter U.S. pension settlement pre-tax gain of $18 million. Also in the second quarter, the Company incurred $8 million in severance and related expenses associated with selling, general and administrative cost reductions. In the third quarter, the Company reported a $6 million credit to income taxes related to a favorable foreign tax development. In the fourth quarter, the Company recorded $22 million in non-cash charges for increased inventory and receivable loss provisions and for specific manufacturing equipment impairments related to the following: (1) a reassessment of Mac Tools inventory and accounts receivable valuations, as a result of a then new retail control system; (2) an inventory valuation adjustment in Fastening Systems associated with cost estimation process improvements; and (3) impairment of certain fixed assets related primarily to the Wichita Falls and Dallas, Texas plants consolidation. Also in the fourth quarter the Company recorded $5.6 million of accounting corrections. These corrections relate primarily to expense capitalization and depreciation. Other significant credits in 2002 include $11 million in environmental income arising from a settlement with an insurance carrier recognized in the third and fourth quarters. These credits and charges were classified within the 2002 Consolidated Statement of Operations as follows: (i) Net sales — $1 million charge; (ii) Cost of sales — $17 million charge; (iii) SG&A expenses — $10 million charge; (iv) Other-net — $21 million credit; and (v) Income taxes — $6 million credit.

Gross Profit:    The Company reported gross profit from continuing operations of $1,112 million, or 36% of net sales, in 2004, compared to $858 million, or 34% of net sales, in the prior year. The businesses acquired increased gross profit by $105 million. The remaining $149 million improvement was primarily attributed to increased sales volume discussed previously, gross profit rate improvement, and $20 million of inventory losses recorded in 2003 related to the termination of the MacDirect distribution model and the planned consolidation of two major distribution facilities in conjunction with Operation 15. The gross profit rate improvement was attributable to the carryover benefit of 2003 restructuring programs, volume leverage, favorable pricing and improved product mix. These benefits were partially offset by higher steel costs and other inflation. The Company experienced a significant impact from unusually high levels of commodity price inflation (particularly steel) in 2004. The Company has actively pursued price increases in many business channels to partially offset this negative impact. The effect of commodity inflation and freight increases was $75 million in 2004, of which approximately 60% was offset with related price increases to customers. Steel cost and other inflation increases, partially offset by price increases, will continue to have a substantial impact on the Company in 2005 and potentially beyond.

The Company reported gross profit from continuing operations of $858 million, or 34% of net sales, in 2003, compared to $748 million, or 33% of net sales, in 2002. Excluding the $128 million favorable impact of acquisitions, gross profit declined slightly as compared with 2002 primarily due to organic sales volume declines discussed previously, $20 million of inventory losses recorded in conjunction with Operation 15, and higher retirement plan costs. These negatives were partially offset by favorable material and other efficiency variances.

SG&A expenses:    Selling, general and administrative expenses from continuing operations, inclusive of the provision for doubtful accounts, were $694 million, or 23% of net sales in 2004, compared to $616 million, or 24% of net sales, in the prior year. The increase of $78 million was primarily attributed to acquired businesses that increased costs by $62 million, higher business portfolio SG&A spending levels in connection with the strong organic net sales increase, increased funding for brand support, Sarbanes-Oxley compliance costs, and foreign currency translation. Additional factors impacting this comparison were accounts receivable losses of $25 million which related to the exiting of the MacDirect distribution model and $8 million of costs pertaining to the retirement of the Company's former CEO which were both recorded in 2003.

Selling, general and administrative expenses from continuing operations, inclusive of the provision for doubtful accounts, were $616 million, or 24% of net sales in 2003, compared to $505 million, or 23% of net sales, in the prior year. The increase relates to $70 million of incremental expenses from acquisitions, $25 million of receivable losses associated with the MacDirect exit, $8 million of costs related to the retirement of the Company's former CEO, higher retirement plan costs, and the negative impact from foreign currency translation.

Interest and Other-net:    Net interest expense from continuing operations in 2004 was $34 million, an increase of $6 million over 2003. The 2003 net interest expense from continuing operations represents a $4 million increase from the $24 million in 2002. The three year trend of increases was driven by higher borrowings due to the acquisitions discussed previously, partially offset by lower interest rates.

Other-net from continuing operations represented $47 million of expense in 2004, an increase of nearly $8 million from expense of $39 million in 2003. The increase is primarily the result of increased intangible amortization expense of $10 million associated with recent acquisitions. Additionally, there was a significant cost increase and decrease which offset one another – a $10 million increase in currency losses from 2003 levels was offset by reduced losses on the MacAdvantage finance program in 2004 versus 2003.

Other-net from continuing operations was $39 million in expense for 2003 compared to $9 million in income for 2002. The increase in costs is primarily the result of an $18 million gain in 2002 from the U.S. pension settlement, $12 million of higher losses in 2003 related to the Company's MacAdvantage financing program, a $6 million loss on the sale of the Mac Tools distributor receivable portfolio (an Operation 15 initiative) in 2003, increased intangible amortization expense of $10 million in 2003 associated with acquisitions, and $11 million in income from an environmental settlement with an insurance carrier in 2002, which was slightly offset by a $2 million increase in other environmental expense.

Income Taxes:    The Company's effective income tax rate from continuing operations for 2004 was 27% as compared to 26% for 2003 and 31% for 2002.

The tax rate for the past two years reflects the continued benefit of a higher percentage of taxable income in countries with lower statutory rates, primarily in Europe and the Far East. Additionally, an $8 million credit to income taxes was recorded in 2004 as a result of favorable resolutions of tax audits, increased utilization of foreign net operating loss carry forwards and specific acquisition tax-planning activities. The 2003 effective income tax rate was affected further by the tax benefit from the Operation 15 charges which were predominately U.S. based. Additionally, the 2003 and 2002 income taxes reflect favorable foreign tax developments that reduced income taxes by $2 million and $6 million, respectively. The 2002 favorable development was offset by the impact of non-deductible excise tax associated with the termination of a defined benefit pension plan.

Business Segment Results:    The Company utilizes operating profit, which is defined as net sales minus cost of sales and SG&A, inclusive of the provision for doubtful accounts, and its percentage of net sales as measurements to evaluate the profitability of each segment. Segment operating profit excludes interest income, interest expense, other-net, restructuring charges and asset impairments, as well as income tax expense.

Consumer Products (Millions of Dollars)	2004	2003	2002
Net sales from continuing operations	$1,073	$958	$911
Operating profit from continuing operations	$175	$149	$130
% of Net sales	16.3%	15.6%	14.3%

Consumer Products net sales from continuing operations in 2004 represented a 12% increase from 2003, driven by the aforementioned strength in home center and mass merchant channels in the U.S. and favorable currency impacts in Europe. Of this 12% increase, volume represented 7% which was driven by growth in hand tools, consumer mechanics tools and storage units as a result of improved order fulfillment, increased brand support, and higher market demand, which was partially offset by volume declines in hardware products. Currency represented 4% and pricing 1% of the net sales increase. Operating margin improved 70 basis points primarily due to improved operating leverage from higher sales volumes, pricing and favorable product mix; however these factors were partially offset by the previously mentioned commodity cost inflation (primarily steel and resin), increased brand support and Sarbanes-Oxley compliance costs. Additionally, 2003 consumer products operating profit was impacted by $3 million in Operation 15 charges previously mentioned.

Consumer Products net sales from continuing operations in 2003 increased 5% as compared to 2002. The sales increased primarily from favorable foreign currency translation due mainly to European currencies. The volume increased slightly as a result of strong fourth quarter 2003 demand in the U.S. Hand Tools business which was offset partially by consumer channel customers inventory corrections in the first half of 2003. Consumer products operating profit was impacted by the charges previously mentioned totaling $3 million in 2003 and $6 million in 2002. The remaining $16 million increase in operating profit is primarily due to improved shift in business mix and favorable material and productivity variances, partially offset by higher retirement plan costs and further price erosion in 2003 versus 2002.

Industrial Tools (Millions of Dollars)	2004	2003	2002
Net sales	$1,292	$1,098	$1,111
Operating profit	$132	$17	$69
% of Net sales	10.2%	1.5%	6.2%

Industrial Tools net sales increased 18% from 2003. Excluding the CST/Berger acquisition, organic sales increased 12%. Volume represented 6% of the organic sales increase; and price and currency were 4% and 2%, respectively. This organic volume improvement was the result of better economic conditions, improved management execution in several businesses and improved order fulfillment related to industrial mechanic tool, assembly tool, specialty tool, and hydraulic tool products. Mac Tools net sales decreased 4% as sluggish market conditions impacted this business in the fourth quarter of 2004 combined with traditional distributor additions and higher route average sales only partially offsetting the anticipated decline from last year's MacDirect exit. The majority of the price increase was due to the Company's actions in response to commodity inflation as previously discussed. The significant improvement in the 2004 operating profit and margin rate is the result of charges in 2003 totaling $52 million mainly from receivable and inventory losses associated with the MacDirect exit, as well as higher sales volume, substantial improvement in the margin performances of Mac Tools and industrial mechanics tools as a result of the carryover benefits from prior year restructuring programs, and the acquisition of CST/Berger. These favorable factors were partially offset by the previously mentioned commodity cost inflation, as approximately two-thirds of the total company's commodity inflation (net of price recovery) impacted this segment, and Sarbanes-Oxley compliance costs.

Industrial Tools net sales in 2003 decreased 1% as compared to 2002. The sales volume decreased as a result of declining sales from the termination of the MacDirect program under the Operation 15 initiative and industrial channel customers inventory corrections in the first half of 2003, offset partially by strong fourth quarter 2003 demand in the U.S. mechanics tools business and favorable foreign currency translation due primarily to the European currencies. Industrial Tools operating profit was impacted by the charges previously mentioned totaling $52 million in 2003 and $21 million in 2002. The remaining $21 million decrease in 2003 operating profit is primarily due to significant price erosion and lack of manufacturing productivity (primarily in the fastening business), unfavorable shifts in business mix, and higher retirement plan costs.

Security Solutions (Millions of Dollars)	2004	2003	2002
Net sales	$678	$474	$212
Operating profit	$111	$76	$43
% of Net sales	16.3%	16.0%	20.3%

Security Solutions sales increased 43% in 2004. Excluding the acquisitions (primarily Blick plc, Frisco Bay Industries Ltd., and ISR Solutions Inc.), organic sales increased 6%. Sales volume represented 4% of the organic increase and price was 2%. The organic volume improvement was due to strength in the supply and service of automatic commercial door systems in access technologies. Best Access sales volume was virtually unchanged compared to 2003 levels while incoming orders increased, reflecting a shift in mix toward longer order cycle electronic access systems. The operating profit increase is primarily attributed to the impact of 2004 acquisitions. Operating margin was relatively flat versus 2003, primarily attributable to favorable business mix and pricing actions with customers; these favorable impacts were offset by increased commodity inflation, field productivity issues at Best Access, Sarbanes-Oxley compliance costs and key strategic consulting expenditures.

Security Solutions sales increased by $262 million in 2003. Excluding the impact of acquisitions (primarily Best Access) totaling $255 million, Security Solutions organic sales increased 3% and volume generated the majority of this increase. The organic volume improvement was due to strength in the supply and service of automatic commercial door systems in access technologies, partially offset by market share declines in the commercial hardware product line. Operating profit increased significantly primarily as a result of acquisitions.

RESTRUCTURING ACTIVITIES

In the fourth quarter of 2004, the Company recorded $8 million of restructuring and asset impairment charges — $4 million of restructuring costs in connection with specific personnel actions to streamline/reposition certain organizations primarily in the consumer and industrial segments; and $4 million of asset impairment charges primarily associated with a 2004 information system strategy decision.

In 2003, the Company recorded $49 million in restructuring and asset impairment charges for the Operation 15 initiative. These charges consisted of $12 million for severance, $26 million of asset impairments and $11 million of other exit costs related to the exit from the Company's MacDirect retail channel. The asset impairments generally relate to assets which are idle mainly as a result of restructuring initiatives and accordingly their book value has been written down to fair value.

In 2003, the Company also recorded $3 million in restructuring charges for initiatives pertaining to the further reduction of its cost structure, primarily for severance-related obligations. As of January 3, 2004, no accrual remained as all of the severance had been expended.

At January 1, 2005, the restructuring and asset impairment reserve balance was $5 million, which the Company expects to be fully expended by the end of 2005. A summary of the Company's restructuring reserves for the years ended January 3, 2004 to January 1, 2005 is as follows:

	2003	Charges	Usage	2004
(Millions of Dollars)
Q4 2004
Severance	$—	$4	$(3)	$1
Asset impairments	—	4	(4)	—

Operation 15
Severance	3	—	(1)	2
Asset impairments	9	—	(7)	2
Other	3	—	(3)	—

Pre 2003
Other	1	—	(1)	—
	$16	$8	$(19)	$5

For the three years ended January 1, 2005, 21 facilities have been closed as a result of restructuring initiatives. In 2004, 2003 and 2002, approximately 160, 1,100 and 1,000 employees have been terminated as a result of restructuring initiatives, respectively. Severance payments of $4 million, $18 million and $26 million and other exit costs of $4 million, $10 million and $4 million were made in 2004, 2003 and 2002, respectively. Write-offs of impaired assets were $11 million, $18 million and $6 million in 2004, 2003 and 2002, respectively.

Integration of certain acquisitions requires reduction of redundant personnel, closure of facilities, and other restructuring actions related to the acquired businesses. In such cases, a restructuring accrual is recorded for actions identified in integration strategy plans initially developed by the Company as of the acquisition date, with a resulting increase to goodwill. As integration strategies are executed, the Company monitors the previously established restructuring accruals and makes adjustments to such accruals to the extent actual expenditures differ from the estimated accruals. Adjustments recorded to previously established restructuring accruals until the time integration plans are fully executed, not to exceed one year from date of original acquisition, are reflected in the final goodwill amount included in the purchase price allocation. Adjustments made subsequent to the finalization of integration strategies, or after one year from the date of original acquisition, are reflected in the Company's results of operations. The Company recorded $5 million in restructuring reserves, primarily for severance, in connection with its first quarter 2004 acquisitions. Restructuring reserves pertaining to the 2002 Best acquisition were $6 million, comprised of $5 million for severance and $1 million in exit costs primarily for non-cancelable leases. All but $0.3 million of these acquisition related reserves were expended by January 1, 2005.

FINANCIAL CONDITION

Liquidity, Sources and Uses of Capital:    The Company's primary sources of liquidity are cash flows from operations and borrowings under various credit facilities.

The Company has historically generated strong cash flows from operations. In 2004, cash flow from operations was $372 million, as compared to $464 million in 2003. Working capital improvements were $45 million higher in 2003 as compared with 2004. In addition, in 2003 there were favorable impacts of $57 million for income tax deferrals and refunds, as well as approximately $40 million in cash proceeds from the sale of the Mac Tools distributor financing portfolio which did not reoccur in 2004. These items were partially offset by improved net earnings from continuing operations and lower cash payments related to restructuring and other charges in 2004 versus 2003.

In 2003, cash flow from operations was $464 million, as compared to $285 million in 2002. The increase is the result of working capital improvements of $32 million as compared to 2002 improvements, primarily from receivables and inventories, cash proceeds of approximately $40 million from the sale of the Mac Tools distributor financing portfolio, income tax payment deferrals and refunds aggregating $57 million, and $17 million in lower cash payments related to restructuring and other charges in 2003 versus 2002.

Capital expenditures were $55 million in 2004, $39 million in 2003, and $52 million in 2002. The Company incurred higher capital expenditures in 2004 for investment in various plants including manufacturing productivity projects, movement of production to low cost countries, and increased costs for software development and acquisitions as the Company continues to improve the infrastructure of its systems.

Free cash flow, as defined in the table below, was $317 million in 2004 and $425 million in 2003, considerably exceeding net earnings from continuing operations in a period of continued strong sales volume growth. The Company believes free cash flow is an important measure of its liquidity, as well as its ability to fund future growth and provide a return to the shareowners.

	2004	2003	2002
(Millions of Dollars)
Net cash provided by operating activities	$372	$464	$285
Less: capital expenditures	(48)	(31)	(37)
Less: capitalized software	(7)	(8)	(15)
Free cash flow	$317	$425	$233

The Company received net proceeds from sales of the Residential Entry Door and Home Décor businesses of $205 million in 2004, and disbursed $301 million for business acquisitions. Additionally, as a result of the previously mentioned strong free cash flow from operations, the Company made $133 million in net payments on borrowings resulting in a 2004 year end 32.4% debt to capital ratio. This ratio was 43.6% at the end of 2003. The Company believes it has achieved its deleveraging goals and is well-positioned for capitalizing on future acquisition opportunities.

During 2003, the Company made $260 million in payments on borrowings. In the second quarter 2003, the Company repurchased 3.9 million shares of common stock and agreed to settle the remainder of its equity hedge through the repurchase of 4.1 million shares over the next four years. The 3.9 million share repurchase was made with $100 million of cash and increased commercial paper borrowings while the 4.1 million share repurchase involved $113 million of term debt. No open market purchase of shares occurred. These repurchases of shares under the equity hedge contract, repayment of debt and currency fluctuation, resulted in a $20 million decrease in the Company's short-term and long-term borrowings.

In 2002, the Company received $338 million in net proceeds from issuance of long-term debt, and disbursed $356 million for business acquisitions. The Company made $154 million in payments on borrowings.

In 2004, the Company took advantage of favorable market conditions by refinancing its 364 day and long term (multi-year) credit arrangements, creating a long term credit facility with several U.S. banks to borrow up to $400 million at the lower of prime or money market rates. This long term credit facility matures in October 2009. In addition, the Company has short-term lines of credit with numerous foreign banks aggregating $161 million, of which $120 million was available at January 1, 2005. Short-term arrangements are reviewed annually for renewal. Of the $561 million aggregate credit lines, $400 million is available to support the Company's commercial paper program. In addition to these lines of credit, the Company maintains a facility designed for the securitization of certain trade accounts receivable for purposes of additional liquidity. As of January 1, 2005, the Company's maximum available funds under this arrangement were $122 million, of which $12 million was utilized.

In 2003, the Company filed a Shelf Registration in the amount of $900 million. This filing represents a prospectus which, if accompanied by a prospectus supplement, would allow the Company to offer, issue and sell, together or separately, debt, equity and other securities.

The Company also has numerous assets, predominantly vehicles and equipment, under a one-year term renewable U.S. master personal property lease. Residual value obligations, which approximate the fair value of the related assets, under this master lease were $24 million at January 1, 2005. The Company does not anticipate any material liabilities associated with these transactions.

Contractual Obligations:    The following summarizes the Company's significant contractual obligations and commitments that impact its liquidity.

	Payments Due by Period
	Total	< 1 Year	2-3 Yrs	4-5 Yrs	> 5 Yrs
(Millions of Dollars)
Long-term debt	$537	$55	$270	$7	$205
Operating leases	97	22	32	18	25
Deferred compensation	34	3	8	6	17
Material purchase commitments	54	9	18	18	9
Outsourcing and other obligations	34	15	16	3	—
Total contractual cash obligations	$756	$104	$344	$52	$256

Other Commercial Commitments:

	Amounts of Commitments Expiration Per Period
	Total	< 1 Year	2-3 Yrs	4-5 Yrs	> 5 Yrs
(Millions of Dollars)
U.S. lines of credit	$400	$—	$—	$400	$—
International lines of credit	161	161	—	—	—
Total commercial commitments	$561	$161	$—	$400	$—

Short-term borrowings, long-term debt and lines of credit are explained in detail within Note I Long Term Debt and Financing Arrangements; and operating leases and other commercial commitments are explained in detail in Note R Commitments and Guarantees of the Notes to the Consolidated Financial Statements in Item 15.

The Company believes that its dividend is an important factor in generating returns for the shareowners. The Company's long term policy is to increase dividends by up to one-half of the Company's earnings growth rate, ultimately reaching a payout ratio of 25% of net earnings. Dividend increases are determined periodically in light of this policy and other considerations. Dividends increased 4.9% in 2004, 4.0% in 2003 and 5.3% in 2002. The Company plans to use a significant portion of free cash flow after dividends (operating cash flow less dividends and capital expenditures) to fund future acquisitions in commercial and industrial markets.

MARKET RISK

Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments. The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates. Exposure to foreign currency risk results because the Company, through its global businesses, enters into transactions and makes investments denominated in multiple currencies. The Company's predominant exposures are in European, Canadian and Asian currencies, including the Chinese RMB. Certain cross-currency trade flows arising from sales and procurement activities are consolidated and netted prior to obtaining risk protection, primarily purchased options. The Company is thus able to capitalize on its global positioning by taking advantage of naturally offsetting exposures to reduce the cost of purchasing protection. At times, the Company also enters into forward exchange contracts and purchased options to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables, predominately affiliate transactions. Gains and losses from these hedging instruments offset the gains or losses on the underlying net exposures, assets and liabilities being hedged. Management determines the nature and extent of currency hedging activities, and in certain cases, may elect to allow certain currency exposures to remain unhedged. The Company has also entered into several cross-currency interest rate swaps, to provide a partial hedge of the net investments in certain subsidiaries and better match the cash flows of operations to debt service requirements. Sensitivity to foreign currency exposure risk from these financial instruments at the end of 2004 would have been immaterial based on the potential loss in fair value from a hypothetical 10% adverse movement in all currencies. The Company generally does not hedge commodity price exposures.

The Company's exposure to interest rate risk results from its outstanding debt obligations, short-term investments, and derivative financial instruments employed in the management of its debt portfolio. The debt portfolio is managed to achieve capital structure targets and reduce the overall cost of borrowing by using a combination of fixed and floating rate debt as well as interest rate swaps and cross-currency swaps. The Company's primary exposure to interest rate risk comes from its floating rate debt in the U.S. and Europe and is fairly represented by changes in LIBOR rates. At January 1, 2005, the result of a hypothetical two percentage point increase in short-term LIBOR rates would not have resulted in a material impact on the pre-tax profit of the Company.

Fluctuations in the fair value of the Company's common stock affect ESOP expense as discussed in the U.S. Pension and ESOP section of Management Discussion and Analysis.

Sales to The Home Depot amounted to 12% of 2004 consolidated net sales from continuing operations. The Company has other significant customers, particularly home centers and major retailers, though individually there are no others that exceed 10% of consolidated sales. The loss or material reduction of business from any such significant customer could have a material adverse impact on the Company's results of operations and cash flows, until either such customers were replaced or the Company made the necessary adjustments to compensate for the loss of business.

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

OTHER MATTERS

Income Taxes:    In October 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act creates a temporary incentive for U.S. corporations to repatriate undistributed foreign earnings by providing an 85 percent dividends received deduction. As of January 1, 2005, the Company has not provided for U.S. income and foreign withholding taxes on $324 million of undistributed foreign earnings that are considered to be invested indefinitely outside the United States. The Company may elect to repatriate some amount up to $324 million resulting in recognition of a tax liability of up to $42 million. The Company is awaiting the issuance of further regulatory guidance and statutory corrections with respect to certain provisions in the Act in order to determine the amounts it may repatriate, and expects to be in a position to finalize its assessment during 2005.

Environmental:    The Company incurs costs related to environmental issues as a result of various laws and regulations governing current operations as well as the remediation of previously contaminated sites. Future laws and regulations are expected to be increasingly stringent and will likely increase the Company's expenditures related to routine environmental matters.

The Company accrues for anticipated costs associated with investigatory and remediation efforts in accordance with appropriate accounting guidelines which address probability and the ability to reasonably estimate future costs. The liabilities are reassessed whenever circumstances become better defined or remediation efforts and their costs can be better estimated. Subject to the imprecision in estimating future environmental costs, the Company believes that any sum it may pay in connection with environmental matters in excess of the amounts recorded will not have a materially adverse effect on its financial position, results of operations or liquidity. Refer to Note S Contingencies of the Notes to the Consolidated Financial Statements in Item 15 for further information on environmental liabilities and related cash flows.

U.S. Pension and ESOP:    In 2002, the Company recorded an $18 million pre-tax pension settlement gain in Other-net. This involved the termination and settlement of the primary U.S. salaried employee plan as well as settlement of most of the liabilities in the ongoing plan for hourly employees. In addition to the settlement gain, the Company recorded $8 million of operating income related to these plans in 2002, whereas in 2003 and 2004 the ongoing hourly plan resulted in approximately $2 million of expense.

As detailed in Note M Employee Benefit Plans of the Notes to the Consolidated Financial Statements in Item 15, the Company has an Employee Stock Ownership Plan (ESOP) under which the ongoing U.S. defined contribution and (401K) plans are funded. Overall ESOP expense is affected by the market value of Stanley stock on the monthly dates when shares are released. In 2004, the market value of shares released averaged $43.20 per share and the net ESOP expense was $2 million. In 2003, the market value of shares released averaged $29.30 per share and the net ESOP expense was $9 million. ESOP expense may vary in the future as the market value of the Company's common stock fluctuates.

The Company provides a 5% guaranteed rate of return on participant contributions made to the tax deferred savings plan (401K) prior to July 1998 when all contributions were invested in Stanley common stock. The value of the shares participants purchased prior to July 1998 along with the 5% cumulative guaranteed rate of return on Stanley common stock is known as an Investment Protection Account (IPA). Beginning in July 1998 the investment options for plan participant contributions were enhanced to include a variety of investment funds in addition to the Company's common stock, and there is no guaranteed rate of return to participants on any contributions made after that time. The IPA guarantee is included in the actuarial valuation of the ongoing U.S. pension plan. Payments related to the IPA guarantees, if they have any value, would be made to participants over a period of many years generally as they retire. In the event the market value of Stanley common stock declines below $43.59 (which is the stock price at which there was a settlement of this liability) additional costs may be triggered by the IPA benefit guarantee.

NEW ACCOUNTING STANDARDS

Refer to Note A Significant Accounting Policies of the Notes to the Consolidated Financial Statements in Item 15 for a discussion of new accounting pronouncements and the potential impact to the Company's consolidated results of operations and financial position.

CRITICAL ACCOUNTING ESTIMATES

Preparation of the Company's financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Significant accounting policies used in the preparation of the Consolidated Financial Statements are described in Note A Significant Accounting Policies in Item 15. Management believes the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters with inherent uncertainty. The most significant areas involving management estimates are described below. Actual results in these areas could differ from management's estimates.

Allowance for Doubtful Accounts:    Stanley's estimate for its allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where information indicates the customers may have an inability to meet financial obligations, such as bankruptcy. In these cases, the Company uses its judgment, based on the best available facts and circumstances, to record a specific reserve for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received. Second, a reserve is established for all customers based on a range of percentages applied to receivables aging categories. These percentages are based on historical collection and write-off experience. If circumstances change, for example the occurrence of higher than expected defaults or a material adverse change in a major customer's ability to meet its financial obligation to the Company, estimates of the recoverability of receivable amounts due could be reduced.

Inventories – Lower of Cost or Market, Slow Moving and Obsolete:    U.S. inventories are predominantly valued at the lower of LIFO cost or market. The calculation of LIFO reserves, and therefore the net inventory valuation, is affected by inflation and deflation in inventory components. The Company ensures all inventory is valued at the lower of cost or market, and continually reviews the book value of discontinued product lines and stock-keeping-units (SKUs) to determine that these items are properly valued. The Company also continually evaluates the composition of its inventory and identifies obsolete and/or slow-moving inventories. Inventory items identified as obsolete and/or slow-moving are evaluated to determine if reserves are required. The Company identifies these inventories and assesses the ability to dispose of them at a price greater than cost. If it is determined that cost is less than market value, then cost is used for inventory valuation. If market value is less than cost, then the Company writes down the related inventory to that value. If a write down to the current market value is necessary, the market value cannot be greater than the net realizable value, or ceiling (defined as selling price less costs to sell and dispose), and cannot be lower than the net realizable value less a normal profit margin, also called the floor. If the Company is not able to achieve its expectations regarding net realizable value of inventory at its current value, reserves would have to be adjusted accordingly.

Goodwill and Intangible Assets:    The Company completed acquisitions in 2004 and 2003 valued at $322 million and $23 million, respectively. The assets and liabilities of acquired businesses are recorded under the purchase method at their fair values at the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. The Company had recorded goodwill of $640 million and $79 million of indefinite-lived tradenames at January 1, 2005.

In accordance with SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing. The identification and measurement of goodwill and unamortized intangibles impairment involves the estimation of the fair value of reporting units. The estimates of fair value of reporting units are based on the best information available at the date of assessment, which primarily incorporate management assumptions about future cash flows. Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities. While the Company has not recorded intangibles impairment losses in several years, it is possible impairments may occur in the future in the event expected cash flows change significantly. Specifically, the Specialty Tools and Fastening Systems reporting units had experienced operating profit and margin rate declines in 2003 and 2002 due to the depressed technology industry and intensified competition, respectively. In 2004, however, both Fastening Systems and Specialty Tools operating profits and margin rates increased due to improved market conditions and strong execution by management. Specialty Tools and Fastening Systems had $73 million and $41 million, respectively, of recorded goodwill at January 1, 2005. There is potential for future goodwill and intangible impairment losses if projected profits and cash flows significantly decline from current estimates. See Note G Goodwill, Customer Relationships and Other Intangible Assets of the Notes to the Consolidated Financial Statements in Item 15 for further discussion.

Property, Plant and Equipment (PP&E):    The Company generally values PP&E at historical cost less accumulated depreciation. Impairment losses are recorded when indicators of impairment, such as plant closures, are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The impairment loss is quantified by comparing the carrying amount of the assets to the weighted average discounted cash flows, which consider various possible outcomes for the disposition of the assets (i.e. sale, leasing, etc.). Primarily as a result of plant rationalization, certain facilities and equipment are not currently used in operations. The Company has recorded impairment losses related to unused assets and additional such losses may occur in the future.

Risk Insurance:    To some extent, the Company self insures for various business exposures. For domestic workers' compensation and product liability, the Company generally purchases outside insurance coverage only for severe losses ("stop loss" insurance). The two risk areas involving the most significant accounting estimates are workers' compensation and product liability (liability for alleged injuries associated with the Company's products). Actuarial valuations performed by an outside risk insurance expert form the basis for workers' compensation and product liability loss reserves recorded. The actuary contemplates the Company's specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserve required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims as well as for incurred but not yet reported claims. The specific reserves for individual known claims are quantified by third party administrator specialists (insurance companies) for workers' compensation and by in-house legal counsel in consultation with outside attorneys for product liability. The cash outflows related to risk insurance claims are expected to occur over approximately 8 to 10 years, and the present value of expected future claim payments is reserved. The Company believes the liability recorded for such risk insurance reserves as of January 1, 2005 is adequate, but due to judgments inherent in the reserve process it is possible the ultimate costs will differ from this estimate.

Income Taxes:    The future tax benefit arising from net deductible temporary differences and tax carryforwards is $56 million at January 1, 2005 and $84 million at January 3, 2004. The Company believes earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits. For those jurisdictions where the expiration date of tax carryforwards or the projected operating results indicate that realization is not likely, a valuation allowance is provided. The valuation allowance as of January 1, 2005 amounted to $37 million.

In assessing the need for a valuation allowance, the Company estimates future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event the Company were to determine that it would not be able to realize all or a portion of its deferred tax assets in the future, the unrealizable amount would be charged to earnings in the period in which that determination is made. By contrast, if the Company were to determine that it would be able to realize deferred tax assets in the future in excess of the net carrying amounts, it would decrease the recorded valuation allowance through a favorable earnings adjustment in the period in which that determination is made.

The Company periodically assess its liabilities and contingencies for all tax years still under audit based on the most current available information. When it is deemed probable that an adjustment will be asserted, the Company accrues its best estimate of the tax liability, inclusive of related interest charges. See Note Q Income Taxes of the Notes to the Consolidated Financial Statements in Item 15 for further discussion.

OFF-BALANCE SHEET ARRANGEMENTS

The Company's off-balance sheet arrangements include the following:

Receivable Securitizations:    The Company has agreements to sell, on a revolving basis, pools of accounts and notes receivables to a Qualified Special Purpose Entity (QSPE), which qualifies to be accounted for as an unconsolidated subsidiary. The entity is designed to facilitate the securitization of certain trade accounts receivable. Assets and related debt off-balance sheet were both $12 million at January 1, 2005. The Company is responsible for servicing these accounts while the QSPE bears the risk of non-collection. There were no sales of eligible receivables in 2004, as the securitization was reduced by $42 million during the year.

In 2003 the Company acquired a third party's interest in a Special Purpose Entity (SPE) which supported the Mac Tools extended financing programs. As a result, the entity became non-qualifying and the net assets which consisted primarily of notes receivable of $56.4 million at January 3, 2004 were consolidated in the Company's balance sheet. No gains or losses related to sales to the SPE were recorded. During 2003, the Company sold $39 million of receivables in this portfolio to a third party. In 2004, the majority of the remaining portfolio was sold without recourse for $50 million, and the SPE was dissolved. The Company has outsourced both of the Mac Tools extended financing programs to third parties and has thus reduced its exposure to future credit losses.

Synthetic Leases:    The Company is a party to synthetic leasing programs for two of its major distribution centers. The programs qualify as operating leases for accounting purposes, such that only the monthly rent expense is recorded in the Statement of Operations and the liability and value of the underlying assets are off-balance sheet. These lease programs are utilized primarily to reduce overall cost and to retain flexibility. As of January 1, 2005, the estimated fair value of assets and remaining obligations for these two properties were $50 million and $42 million, respectively.

CAUTIONARY STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in this Annual Report to shareowners, including the statements regarding the Company's ability: (i) to improve the overall profitability of the Company's operations; (ii) to limit the carryover impact of steel cost and other inflation increases in 2005 to $40-45 million and to offset 80-85% of that impact through the carryover impact of price increases; (iii) to capitalize on future acquisition opportunities and fund other initiatives; (iv) to invest in the routine needs of its business; and (v) to continue its record of annual dividend payments and to increase such dividends are forward looking and are based on current expectations and involve inherent risks and uncertainties, including factors listed below and other factors that could delay, divert or change any of them, and could cause actual outcomes and results to differ materially from current expectations.

The Company's ability to achieve the results described above (the "Results") is dependent on: (i) the success of the Company's efforts to efficiently and promptly integrate its recently announced (as well as future) acquisitions; (ii) the success of the Company's efforts to hold freight costs, steel and other commodity costs down; (iii) the success of the Company's efforts to sustain or increase prices in order to, among other things, offset the impact of steel cost and other inflation increases; (iv) continued improvements in productivity and cost reductions; (v) the identification of overhead cost reduction opportunities and effective execution of the same; (vi) the Company's successful settlement of routine tax audits; (vii) the ability of the Company to generate earnings sufficient to realize future income tax benefits during periods when temporary differences become deductible; (viii) the continued ability of the Company to access credit markets under satisfactory terms; and (ix) satisfactory payment terms under which the Company buys and sells goods, materials and products.

The Company's ability to deliver the Results also is dependent upon: (i) the continued success of the Company's marketing and sales efforts, including the Company's ability to recruit and retain an adequate sales force; (ii) the continued success of The Home Depot, Lowe's and Wal-Mart sales initiatives as well as other programs to stimulate demand for company products; (iii) the success of recruiting programs and other efforts to maintain or expand overall Mac Tools truck count versus prior years; (iv) the ability of the sales force to adapt to any changes made in the sales organization and achieve adequate customer coverage; (v) the ability of the Company to fulfill increasing demand for its products; (vi) the ability to continue successfully managing and defending claims and litigation; and (vii) the absence or mitigation of increased pricing pressures from customers and competitors and the ability to defend market share in the face of price competition.

The Company's ability to achieve the Results will also be affected by external factors. These external factors include pricing pressure and other changes within competitive markets, the continued consolidation of customers particularly in consumer channels, inventory management pressures on the Company's customers, increasing competition, changes in trade, monetary, tax and fiscal policies and laws, inflation, currency exchange fluctuations, the impact of dollar/foreign currency exchange and interest rates on the competitiveness of products and the Company's debt program, the strength of the US economy and the impact of events that cause or may cause disruption in the company's distribution and sales networks such as war, terrorist activities, political unrest and recessionary or expansive trends in the economies of the world in which the Company operates.

Unless required by applicable federal securities laws, the Company undertakes no obligation to publicly update or revise any forward looking statements to reflect events or circumstances that may arise after the date hereof.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company incorporates by reference the material captioned "Market Risk" in Item 7 and the material in Note J Financial Instruments of the Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15 for an index to Financial Statements and Financial Statement Schedules. Such Financial Statements and Financial Statement Schedules are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The management of The Stanley Works is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of The Stanley Works' internal control over financial reporting as of January 1, 2005. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework. Management concluded that based on its assessment, The Stanley Works' internal control over financial reporting was effective as of January 1, 2005. Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of ISR Solutions, Inc., a company acquired in December 2004, with total assets of approximately $50 million as reflected in the Consolidated Balance Sheet and a nominal earnings impact. Ernst & Young LLP, the auditor of the financial statements included in this annual report on Form 10-K, has issued an attestation report on management's assessment of internal controls, a copy of which appears on page 33.

There has been no change in The Stanley Works' internal control over financial reporting during the fiscal quarter ended January 1, 2005 that has materially affected, or is reasonably likely to materially affect, The Stanley Works' internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

On October 13, 2004, the Compensation and Organization Committee approved the issuance of stock options to the Company's named executive officers and others. The terms of those options are set forth in the Company's Form of Stock Option Certificate, a copy of which is filed herewith as Exhibit 10(iii)(b).

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Items 401 and 405 of Regulation S-K, except for Item 401 with respect to the executive officers as described below, is incorporated herein by reference to the information set forth in the Company's definitive proxy statement (which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the close of the Company's fiscal year) under the headings "Information Concerning Nominees for Election as Directors," "Information Concerning Directors Continuing in Office," "Board of Directors," and "Section 16(a)—Beneficial Ownership Reporting Compliance." In addition to Business Conduct Guidelines that apply to all Directors and Employees of the Company, the Company has adopted a Code of Ethics that applies to the Company's Chief Executive Officer and all senior financial officers, including the Chief Financial Officer and principal accounting officer. A copy of the Company's Code of Ethics is available on the Company's website, www.stanleyworks.com.

The following is a list of the executive officers of the Company as of March 1, 2005:

Name, Age (as of 1/1/2005) Birth date	Office	Elected to Office
J.F. Lundgren (53) (09/03/51)	Chairman and Chief Executive Officer, March 1, 2004. Joined Stanley March 1, 2004. President, European Consumer Products, Georgia-Pacific Corporation (2000); President, European Consumer Products, Fort James Corporation (1997).	03/01/04
B.H. Beatt (52) (07/24/52)	Vice President, General Counsel and Secretary. Joined Stanley October 2000; Vice President, General Counsel and Secretary, Dexter Corporation (1991).	10/09/00
Hubert Davis, Jr. (56) (08/28/48)	Vice President, Chief Information Officer. Joined Stanley as Chief Information Officer and e-commerce Leader June 2000. Vice President—Worldwide Operations and Business, The Limited, Inc. and prior to that Vice President/Chief Information Officer, Mast Industries, a subsidiary of The Limited, Inc. (1995).	5/25/04
J.H. Garlock Jr. (50) (06/05/54)	Vice President, Stanley, October 2002. President, Stanley Fastening Systems. Joined Stanley September 2000 as President, Stanley Doors; President, Porter Cable Corporation (1997).	10/28/02
W.D. Hill (55) (09/18/49)	Vice President, Engineering and Technology—Tools Group. Joined Stanley August 1997 as Vice President, Engineering.	09/17/97
P.M. Isabella (49) (10/14/55)	Senior Vice President—Global Operations. Joined Stanley May 1999 as Vice President, Operations.	10/18/01
J.M. Loree (46) (06/14/58)	Executive Vice President, September 2002, and Chief Financial Officer. Joined Stanley July 1999 as Vice President Finance and Chief Financial Officer.	07/19/99
M.J. Mathieu (52) (02/20/52)	Vice President, Human Resources. Joined Stanley September 1997.	09/17/97
D.R. McIlnay (54) (06/11/50)	President, Tools Group. President, Doors business from April 2003 through December 2004. Joined Stanley October 1999 as President, Consumer Sales Americas; President & Chief Executive Officer, The Gibson-Homans Company (1997).	10/04/99

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Items 201(d) and 403 of Regulation S-K, except for the equity compensation plan information that follows, is incorporated herein by reference to the information set forth under the sections entitled "Security Ownership" and "Executive Compensation" of the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the close of the Company's fiscal year.

EQUITY COMPENSATION PLAN INFORMATION

Compensation plans under which the Company's equity securities are authorized for issuance at January 1, 2005 follow:

	(A)	(B)	(C)
Plan category	Number of securities to be issued upon exercise of outstanding options and restricted stock shares	Weighted-average exercise price of outstanding options and restricted stock shares	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	10,507,908	$32.46	20,677,528
Equity compensation plans not approved by security holders	(a)	(a)	(a)
Total	10,507,908	$32.46	20,677,528

(a)	There is a non-qualified deferred tax savings plan for highly compensated salaried employees which mirrors the qualified plan provisions but was not specifically approved by security holders. U.S. employees are eligible to contribute from 1% to 15% of their salary to a tax deferred savings plan as described in the Employee Stock Ownership Plan (ESOP) section of Item 15 Note M Employee Benefit Plans to the Consolidated Financial Statements of this Form 10-K. The Company contributes an amount equal to one-half of the employee contribution up to the first 7% of their salary, of which fifty-percent is invested in Stanley common stock for qualified employees. The investment of the remaining fifty-percent is controlled by the employee participating in the plan. The same matching arrangement is provided for highly compensated salaried employees in the "non-qualified" plan, except that the arrangement for these employees is outside of the ESOP, and is not funded in advance of distributions. Shares of the Company's common stock may be issued at the time of a distribution from the plan. The number of securities remaining available for issuance under the plan at January 1, 2005 is not determinable, since the plan does not authorize a maximum number of securities.

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

1. and 2. Financial Statements and Financial Statement Schedules.

The response to this portion of Item 15 is submitted as a separate section of this report beginning with an index thereto on page 29.

3. Exhibits

See Exhibit Index in this Form 10-K on page 70.

(b)	See Exhibit Index in this Form 10-K on page 70.

(c)	The response in this portion of Item 15 is submitted as a separate section of this Form 10-K with an index thereto beginning on page 29.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE STANLEY WORKS

By /s/ John F. Lundgren John F. Lundgren, Chairman and Chief Executive Officer

March 7, 2005

/s/ John F. Lundgren	/s/ James M. Loree
John F. Lundgren, Chairman and Chief Executive Officer	James M. Loree, Executive Vice President and Chief Financial Officer
/s/ Donald Allan Jr.	*
Donald Allan Jr., Vice President, Corporate Controller	John G. Breen, Director
*	*
Stillman B. Brown, Director	Virgis W. Colbert, Director
*	*
Emmanuel A. Kampouris, Director	Eileen S. Kraus, Director
*
Kathryn D. Wriston, Director

*By: /s/ Bruce H. Beatt
Bruce H. Beatt
(As Attorney-in-Fact)

FORM 10-K
ITEM 15(a) (1) AND (2)
THE STANLEY WORKS AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Schedule II—Valuation and Qualifying Accounts of The Stanley Works and subsidiaries is included in Item 15 (page 30).

Management's Report on Internal Control Over Financial Reporting (page 31)

Report of Independent Registered Public Accounting Firm – Internal Control (page 32)

Report of Independent Registered Public Accounting Firm – Financial Statement Opinion (page 33)

Consolidated Statements of Operations—fiscal years ended January 1, 2005, January 3, 2004, and December 28, 2002 (page 34).

Consolidated Balance Sheets—January 1, 2005 and January 3, 2004 (page 35).

Consolidated Statements of Cash Flows—fiscal years ended January 1, 2005, January 3, 2004, and December 28, 2002 (page 36).

Consolidated Statements of Changes in Shareowners' Equity—fiscal years ended January 1, 2005, January 3, 2004, and December 28, 2002 (page 37).

Notes to Consolidated Financial Statements (page 38).

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Schedule II - Valuation and Qualifying Accounts
The Stanley Works and Subsidiaries
Fiscal years ended January 1, 2005, January 3, 2004 and December 28, 2002
(Millions of Dollars)

		ADDITIONS
Description	Beginning Balance	Charged to Costs and Expenses		(b) Charged To Other Accounts	(a) Deductions	Ending Balance
Allowance for Doubtful Accounts:
Year Ended 2004
Current	$38.4	$10.7	(c)	$7.5	$29.2	$27.4
Non-current	10.4	2.3	(c)	(9.9)	—	2.8
Year Ended 2003:
Current	24.9	49.2	(c)	2.4	38.1	38.4
Non-current	1.2	10.9	(c)	5.3	7.0	10.4
Year Ended 2002:
Current	30.3	6.5		2.3	14.2	24.9
Non-current	1.4	—		(0.2)	—	1.2

Tax Valuation Allowance:
Year Ended 2004:	$33.1	$8.1		$—	$4.5	$36.7
Year Ended 2003:	24.5	12.3		—	3.7	33.1
Year Ended 2002:	24.7	2.1		—	2.3	24.5

Inventory Reserves:
Year Ended 2004:	$59.1	$37.4		$5.7	$41.5	$60.7
Year Ended 2003:	72.6	52.4		0.1	66.0	59.1
Year Ended 2002:	54.9	44.7		2.1	29.1	72.6

(a)	Represents doubtful accounts charged-off, less recoveries of accounts previously charged-off.

(b)	Represents foreign currency translation impact, acquisitions, and net transfers to / from other accounts.

(c)	In 2003 the Company acquired a third party's interest in a special purpose entity which supports the Mac Tools extended financing programs. As a result, the entity became non-qualifying and the net assets, which consisted of net notes receivable of $56.4 million at January 3, 2004, have been consolidated in the Company's balance sheet. Other-net in the 2003 Consolidated Statement of Operations reflects $24.5 million of financing receivable losses for these programs, including $9.7 million pertaining to the exit from the Mac Tools retail channel. The related allowance for doubtful accounts of $14.8 million at January 3, 2004 for the Mac Tools extended financing programs is comprised of $5.6 million current and $9.2 million long-term reserves. In 2004 the majority of the remaining Mac Tools extended financing receivables was sold for $50 million.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of The Stanley Works is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of The Stanley Works' internal control over financial reporting as of January 1, 2005. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework. Management concluded that based on its assessment, The Stanley Works' internal control over financial reporting was effective as of January 1, 2005. Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of ISR Solutions, Inc., a company acquired in December 2004, with total assets of approximately $50 million as reflected in the Consolidated Balance Sheet and a nominal earnings impact. Ernst & Young LLP the auditor of the financial statements included in this annual report on form 10-K, has issued an attestation report on management's assessment of internal controls, a copy of which appears on page 32.

/s/ John F. Lundgren
John F. Lundgren, Chairman and Chief Executive Officer

/s/ James M. Loree
James M. Loree, Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareowners of The Stanley Works

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that The Stanley Works maintained effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Stanley Works' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting; management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of ISR Solutions, Inc., a company acquired in December 2004, which is included in the 2004 consolidated financial statements of The Stanley Works and constituted total assets of approximately $50 million at January 1, 2005 and an immaterial impact on net earnings for the year then ended.

In our opinion, management's assessment that The Stanley Works' maintained effective internal control over financial reporting as of January 1, 2005 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The Stanley Works' maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Stanley Works and subsidiaries as of January 1, 2005 and January 3, 2004, and the related consolidated statements of operations, changes in shareowners' equity, and cash flows for each of the three fiscal years in the period ended January 1, 2005 and our report dated February 25, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

February 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareowners of The Stanley Works

We have audited the accompanying consolidated balance sheets of The Stanley Works and subsidiaries as of January 1, 2005 and January 3, 2004, and the related consolidated statements of operations, changes in shareowners' equity, and cash flows for each of the three fiscal years in the period ended January 1, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Stanley Works and subsidiaries at January 1, 2005 and January 3, 2004, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 1, 2005, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Stanley Work's internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Hartford, Connecticut
February 25, 2005

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal years ended January 1, 2005, January 3, 2004
and December 28, 2002
(In Millions of Dollars, except per share amounts)

	2004	2003	2002
Net Sales	$3,043.4	$2,530.6	$2,234.4
Costs and Expenses
Cost of sales	$1,931.1	$1,673.0	$1,486.7
Selling, general and administrative	685.7	579.9	498.5
Provision for doubtful accounts	8.6	35.6	6.5
Interest income	(4.2)	(6.2)	(4.0)
Interest expense	38.6	34.1	28.1
Other-net	46.8	39.4	(8.7)
Restructuring charges and asset impairments	7.7	52.2	—
	$2,714.3	$2,408.0	$2,007.1
Earnings from continuing operations before income taxes	329.1	122.6	227.3
Income taxes	88.9	31.7	70.1
Net earnings from continuing operations	$240.2	$90.9	$157.2
Earnings from discontinued operations before income taxes (including $180.7 million gain on 2004 divestitures)	195.9	28.2	45.3
Income taxes on discontinued operations	69.2	11.2	17.5
Net earnings from discontinued operations	$126.7	$17.0	$27.8
Net Earnings	$366.9	$107.9	$185.0
Basic earnings per share of common stock:
Continuing operations	$2.93	$1.08	$1.82
Discontinued operations	1.54	0.20	0.32
Total basic earnings per share of common stock	$4.47	$1.28	$2.14
Diluted earnings per share of common stock:
Continuing operations	$2.85	$1.07	$1.78
Discontinued operations	1.50	0.20	0.32
Total diluted earnings per share of common stock	$4.36	$1.27	$2.10

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

January 1, 2005 and January 3, 2004
(Millions of Dollars)

	2004	2003
Assets
Current Assets
Cash and cash equivalents	$250.0	$204.4
Accounts and notes receivable	582.0	462.8
Inventories	413.4	361.6
Deferred taxes	7.9	23.6
Prepaid expenses	74.3	73.6
Assets held for sale	44.3	110.1
Total Current Assets	1,371.9	1,236.1
Property, Plant and Equipment	398.9	392.5
Goodwill	639.5	422.1
Customer Relationships	144.9	110.2
Other Intangible Assets	143.8	100.3
Other Assets	151.6	162.6
Total Assets	$2,850.6	$2,423.8
Liabilities and Shareowners' Equity
Current Liabilities
Short-term borrowings	$47.1	$—
Current maturities of long-term debt	55.4	157.7
Accounts payable	300.4	222.2
Accrued expenses	415.9	314.3
Liabilities held for sale	—	62.5
Total Current Liabilities	818.8	756.7
Long-Term Debt	481.8	513.6
Deferred Taxes	90.0	81.6
Other Liabilities	238.7	202.8
Commitments and Contingencies (Notes R and S)
Shareowners' Equity
Preferred stock, without par value:
Authorized and unissued 10,000,000 shares
Common stock, par value $2.50 per share:
Authorized 200,000,000 shares; issued 92,343,410 shares in 2004 and 2003	237.7	237.6
Retained earnings	1,496.3	1,212.6
Accumulated other comprehensive loss	(55.2)	(84.2)
ESOP debt	(166.9)	(173.8)
	1,511.9	1,192.2
Less: cost of common stock in treasury (9,936,347 shares in 2004 and 11,066,589 shares in 2003)	290.6	323.1
Total Shareowners' Equity	1,221.3	869.1
Total Liabilities and Shareowners' Equity	$2,850.6	$2,423.8

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal years ended January 1, 2005, January 3, 2004
and December 28, 2002
(Millions of Dollars)

	2004	2003	2002
Operating Activities:
Net earnings	$366.9	$107.9	$185.0
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	95.0	86.5	71.2
Provision for doubtful accounts	8.6	36.0	6.7
Restructuring and asset impairments	7.7	53.2	–
Reclassify net proceeds from sales of businesses to investing activities	(204.9)	–	–
Other non-cash items	56.0	38.1	29.4
Changes in operating assets and liabilities:
Accounts and notes receivable	(18.3)	62.3	29.0
Inventories	(43.5)	24.1	(8.4)
Accounts payable	54.8	(8.9)	(14.3)
Accrued Expenses	2.2	29.4	17.7
Income taxes	33.8	16.5	(49.1)
Other	13.2	19.2	17.9
Net cash provided by operating activities	371.5	464.3	285.1
Investing Activities:
Capital expenditures	(47.6)	(31.4)	(37.2)
Capitalized software	(7.2)	(8.0)	(15.1)
Proceeds from sales of assets	3.0	4.7	11.5
Business acquisitions	(301.2)	(22.3)	(355.9)
Net proceeds from sales of businesses	204.9	–	–
Other	11.2	5.0	1.2
Net cash used in investing activities	(136.9)	(52.0)	(395.5)
Financing Activities:
Payments on long-term debt	(154.4)	(18.1)	(115.0)
Proceeds from long-term borrowings	0.6	3.3	352.5
Net proceeds (repayments) on short-term borrowings	20.4	(140.8)	(39.3)
Debt issuance costs	(1.3)	(0.3)	(15.0)
Equity hedge settlement	–	(101.0)	–
Proceeds from issuance of common stock	27.7	4.3	17.4
Cash dividends on common stock	(89.4)	(86.1)	(85.6)
Net cash (used in) provided by financing activities	(196.4)	(338.7)	115.0
Effect of exchange rate changes on cash	7.4	9.1	1.9
Increase in cash and cash equivalents	45.6	82.7	6.5
Cash and cash equivalents, beginning of year	204.4	121.7	115.2
Cash and cash equivalents, end of year	$250.0	$204.4	$121.7

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY

Fiscal years ended January 1, 2005, January 3, 2004
and December 28, 2002
(Millions of Dollars, except per share amounts)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	ESOP Debt	Treasury Stock	Shareowners' Equity
Balance December 29, 2001	$230.9	$1,195.4	$(138.9)	$(187.7)	$(256.9)	$842.8
Comprehensive income:
Net earnings		185.0				185.0
Currency translation adjustment and other			17.8			17.8
Minimum pension liability			(2.3)			(2.3)
Total comprehensive income						200.5
Cash dividends declared-$0.99 per share		(85.6)				(85.6)
Issuance of common stock		(5.1)			27.8	22.7
Equity hedge shares delivered		(41.6)			41.6	–
Tax benefit related to stock options		3.0				3.0
ESOP debt decrease and tax benefit		4.0		6.9		10.9
Balance December 28, 2002	230.9	1,255.1	(123.4)	(180.8)	(187.5)	994.3
Comprehensive income:
Net earnings		107.9				107.9
Currency translation adjustment and other			49.7			49.7
Minimum pension liability			(3.8)			(3.8)
Total comprehensive income						153.8
Cash dividends declared-$1.03 per share		(86.1)				(86.1)
Issuance of common stock		(2.1)			12.4	10.3
Minority interest common stock	6.7		(6.7)			–
Equity hedge shares delivered		(66.0)			66.0	–
Restructured equity hedge settlement					(214.0)	(214.0)
Tax benefit related to stock options		0.3				0.3
ESOP debt decrease and tax benefit		3.5		7.0		10.5
Balance January 3, 2004	237.6	1,212.6	(84.2)	(173.8)	(323.1)	869.1
Comprehensive income:
Net earnings		366.9				366.9
Currency translation adjustment and other			29.1			29.1
Minimum pension liability			(0.1)			(0.1)
Total comprehensive income						395.9
Cash dividends declared-$1.08 per share		(89.4)				(89.4)
Issuance of common stock		(3.0)			32.5	29.5
Minority interest common stock	0.1					0.1
Tax benefit related to stock options		5.9				5.9
ESOP debt decrease and tax benefit		3.3		6.9		10.2
Balance January 1, 2005	$237.7	$1,496.3	$(55.2)	$(166.9)	$(290.6)	$1,221.3

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries which require consolidation, after the elimination of intercompany accounts and transactions. The Company's fiscal year ends on the Saturday nearest to December 31. There were 52 weeks in fiscal year 2004, 53 weeks in fiscal year 2003 and 52 weeks in fiscal year 2002.

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

Foreign Currency Translation

For foreign operations with functional currencies other than the U.S. dollar, asset and liability accounts are translated at current exchange rates; income and expenses are translated using weighted average exchange rates. Resulting translation adjustments, as well as gains and losses from certain intercompany transactions, are reported in a separate component of shareowners' equity. Exchange gains and losses on transactions are included in earnings, and amounted to net (gains)/losses for 2004, 2003 and 2002 of $ 4.3 million, $(6.2) million and $0.7 million, respectively.

Cash Equivalents

Highly liquid investments with original maturities of three months or less are considered cash equivalents.

Accounts Receivable

Trade receivables are stated at gross invoice amount less discounts, other allowances and provision for uncollectible accounts. The Company had extended long-term credit to customers to fund the Mac Advantage financing program and also provided long-term secured financing to Mac Tools wholesale distributors. However by the end of 2004 both Mac Tools extended financing programs were outsourced and the majority of the related portfolios sold, resulting in lower credit risk. The Blick business offers extended equipment financing leases to its customers, and credit losses on this lease portfolio are insignificant. Interest on these loans and leases accrues until they become delinquent, typically when payments are 120 days past due, at which time they are written off. Payments received related to these loans and leases subsequent to being written off are recorded as recoveries to the allowance for doubtful accounts. The net activity of the Mac Tools extended financing programs is classified in Other-net in the Consolidated Statements of Operations.

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

Inventories

U.S. inventories, aside from Best, CST/Berger and certain other small businesses, are valued at the lower of Last-In, First-Out (LIFO) cost or market. Other inventories are generally valued at the lower of First-In, First-Out (FIFO) cost or market.

Property, Plant and Equipment (PP&E)

The Company generally values PP&E, including capitalized software, on the basis of historical cost less accumulated depreciation and amortization. Depreciation and amortization are provided using straight-line methods over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the estimated useful life or the term of the lease. Costs related to maintenance and repairs which do not prolong the assets useful lives are expensed as incurred. Impairment losses are recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The amount of the impairment loss, if any, is quantified by comparing the carrying amount of the assets to the weighted average discounted cash flows, which consider various possible outcomes for the disposition of the assets. Primarily as a result of plant rationalization, certain facilities and equipment are not currently used in operations, which has resulted in impairment losses. The following table summarizes the property, plant and equipment impairment charges by segment and the classification of these charges within the Consolidated Statements of Operations:

(Millions of Dollars)	Consumer Products	Industrial Tools	Security Solutions	Total
2004
Other-net	$1.2	$2.0	$0.8	$4.0
Restructuring charges and asset impairments	0.8	0.6	2.3	3.7
2003
Other-net	1.6	2.7	—	4.3
Restructuring charges and asset impairments	7.7	18.6	—	26.3
2002
Other-net	1.2	7.2	—	8.4

Goodwill, Customer Relationships and Other Intangible Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Intangible assets acquired are recorded at cost. Goodwill and other intangible assets were historically amortized using the straight-line method over their estimated useful lives. As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets." Under the provisions of this Statement, goodwill and intangible assets deemed to have indefinite lives are no longer subject to amortization but are tested for impairment annually and at any time when events suggest impairment may have occurred. The identification and measurement of goodwill and unamortized intangibles impairment involves the estimation of the fair value of reporting units, which primarily incorporates management assumptions about future cash flows. In the event the carrying value of the goodwill of a reporting unit exceeded the fair value of that goodwill, an impairment loss would be recognized for the amount of that excess. Intangible assets with definite lives are amortized over their estimated useful lives.

Financial Instruments

Derivative financial instruments are employed to manage risks including foreign currency and interest rate exposures and are not used for trading or speculative purposes. The Company recognizes all derivative instruments, such as interest rate swap agreements, foreign currency options, and foreign exchange contracts, in the Consolidated Balance Sheets at fair value. Changes in the fair value of derivatives are recognized periodically either in earnings or in shareowners' equity as a component of other comprehensive income, depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or a cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in earnings along with the changes in the fair value of the hedged items that relate to the hedged risk. Gains and losses on derivatives designated as cash flow hedges, to the extent they are effective, are recorded in other comprehensive income, and subsequently reclassified to earnings to offset the impact of the hedged item when it occurs. In the event the forecasted transaction to which a cash flow hedge relates is no longer likely, the amount in other comprehensive income is recognized in earnings and generally the derivative is terminated. Changes in the fair value of derivatives used as hedges of the net investment in foreign operations are reported in other comprehensive income as part of the cumulative translation adjustment. Changes in the fair value of derivatives not qualifying as hedges, and for any portion of a hedge that is ineffective, are reported in earnings.

The net interest paid or received on interest rate swaps is recognized as interest expense. Gains resulting from the early termination of interest rate swap agreements are deferred and amortized as adjustments to interest expense over the remaining period of the debt originally covered by the terminated swap.

At times the Company manages exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of forward exchange contracts or currency options. The Company may also enter into forward exchange contracts to hedge intercompany loans and may enter into purchased foreign currency options to hedge anticipated transactions as it deems appropriate. Gains and losses on forward exchange contracts are deferred and subsequently recognized as part of the underlying transactions. Changes in the fair value of options which represent a basket of foreign currencies to hedge anticipated cross-currency cash flows are recognized in cost of sales.

Revenue Recognition

Revenue is recognized when the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which generally occurs upon shipment of the finished product but sometimes is upon delivery to customer facilities.

Certain Security Solutions businesses sell security related products and automatic doors which include multiple elements of products and services. Revenues from multiple element arrangements are recognized as each element is earned, consistent with the requirements of Emerging Issues Task Force (EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables". Amounts allocated to each element are based on objectively determined fair value. Revenues from multiple element arrangements were less than 10% of consolidated revenues in all years.

Advertising Costs

Advertising costs, classified in selling, general and administrative (SG&A) expenses, are expensed as incurred and amounted to $28.3 million in 2004, $23.7 million in 2003 and $21.4 million in 2002. Cooperative advertising expense reported as a deduction in net sales was $21.9 million in 2004, $22.0 million in 2003 and $18.2 million in 2002.

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

Shipping and Handling Costs

The Company generally does not bill customers for freight. Shipping and handling costs associated with inbound freight are reported in cost of sales. Shipping costs associated with outbound freight are reported as a reduction of net sales and amounted to $104 million, $94 million and $86 million in 2004, 2003 and 2002, respectively. Distribution costs are classified in SG&A expenses and amounted to $77 million, $76 million and $64 million in 2004, 2003 and 2002, respectively.

New Accounting Standards

The adoption of the following recent accounting pronouncements did not have a material impact on the Company's results of operations and financial condition:

•	Financial Accounting Standards Board (FASB) Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No.34";

•	FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51";

•	Statement of Financial Accounting Standard (SFAS) No. 132R (revised 2003), "Employer's Disclosures about Pensions and Other Post-Retirement Benefits — An Amendment of FASB Statements No. 87, 88, and 106."

In 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. This Statement was required to be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that existed as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company had $213 million in notional value Stanley common stock forward contracts (equity hedges) which were implemented in previous years in an effort to offset the diluted share count from changes in the stock price. When the stock price rose, the Company would benefit from the hedge by partially offsetting the impact of the diluted share count from in-the-money stock options. These hedges, however, had an opposite result with a declining stock price. As a risk mitigation initiative and in conjunction with the new accounting rules under SFAS No. 150, the Company restructured the $213 million equity hedge contracts. In April 2003, $100 million of stock was purchased from the equity hedge counterparties which decreased shares then outstanding by 3.9 million. These transactions were completed using a combination of borrowings under existing lines of credit and available cash. No open market purchase of shares occurred. The remaining $113 million in forward contracts were modified to full physical settlement contracts with a fixed notional principal of $113 million and 4.1 million of underlying shares. These contracts are being settled over four years in equal quarterly installments and do not contain the same dilution protection (or risk) as the former contracts. The Company has the right to repurchase all or part of these shares at a cost of $27.73 per share at any time during the four year period, plus the interest carried on the debt less the dividends paid on the shares. As a result of adopting SFAS No. 150, the remaining notional principal balance, $71 million as of January 1, 2005 and $99 million as of January 3, 2004, is recognized as a liability on the balance sheet and the 2.5 and 3.6 million underlying shares, respectively, are reflected as treasury stock and excluded from the number of shares used to calculate basic and diluted earnings per share.

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4" (SFAS 151). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company expects the adoption of SFAS 151 will not have a material impact on its results of operations and financial position.

In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" (SFAS 153). SFAS 153 amends the guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions" by replacing the exception from fair value measurement for nonmonetary exchanges of similar productive assets with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The Company expects the adoption of SFAS 153 will not have a material impact on its results of operations and financial position.

In December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". SFAS 123R supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and amends FASB Statement No. 95, "Statement of Cash Flows". The approach to quantifying stock-based compensation expense in SFAS 123R is similar to SFAS 123. However, the revised statement requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in the Consolidated Statements of Operations based on their fair values as they are earned by the employees under the vesting terms. Pro forma disclosure of stock-based compensation expense, as is the Company's practice under SFAS 123, will not be permitted after the first half of 2005, since SFAS 123R must be adopted no later than the first interim or annual period beginning after June 15, 2005. The Company expects to follow the "modified prospective" method of adoption of SFAS 123R whereby earnings for prior periods will not be restated as though stock based compensation had been expensed, rather than the "modified retrospective" method of adoption which would entail restatements of previously published earnings. The Company plans to adopt SFAS 123R on July 3, 2005.

As permitted by SFAS 123, the Company currently accounts for share-based compensation to employees under the APB 25 intrinsic value method and generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of the SFAS 123R fair value method will impact the Company's results of operations, although it will have no impact on overall financial position. The impact of adoption of SFAS 123R will depend on levels of share-based compensation granted in the future and the fair value assigned thereto. The future impact of SFAS 123R is likely to approximate the pro forma compensation expense reported under SFAS 123 as described in the disclosure of pro forma net earnings and earnings per share in Note A to the Consolidated Financial Statements. As permitted by SFAS 123, the Company uses the actual forfeitures method whereby pro forma compensation expense is reduced only when options are forfeited. Under SFAS 123R, the estimated forfeiture method is required such that expected future forfeitures will be reflected as a reduction of stock-based compensation expense. However, under SFAS 123R, reduction of compensation expense is not permitted if a vested share-based payment is later forfeited, as would occur when an out-of-the money stock option is surrendered by a resigning employee. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, but this will not have a significant impact on the Company's cash flow reporting.

Stock-Based Compensation

The Company accounts for its stock-based compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", as amended by related interpretations of the FASB. Accordingly, no compensation cost is recognized for stock-based compensation unless the quoted market price of the stock at the grant date is in excess of the amount the employee must pay to acquire the stock. Stock-based employee compensation is discussed further in Note K Capital Stock.

If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:

(Millions of Dollars, except for per share data)	2004	2003	2002
Net earnings, as reported	$366.9	$107.9	$185.0
Less: Stock-based employee compensation expense determined under fair value method, net of related tax effects	6.7	1.9	5.4
Pro forma net earnings	$360.2	$106.0	$179.6
Earnings per share:
Basic, as reported	$4.47	$1.28	$2.14
Basic, pro forma	$4.39	$1.26	$2.08
Diluted, as reported	$4.36	$1.27	$2.10
Diluted, pro forma	$4.28	$1.25	$2.03

Pro forma compensation cost relating to the stock options is recognized over the vesting period. The weighted average vesting periods used for 2004, 2003 and 2002 stock option grants are 2.5 years, 2.9 years and 3.9 years, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002, respectively: dividend yield of 2.6%, 3.6% and 3.2%; expected volatility of 20%, 25% and 30%; risk-free interest rates of 3.3% in 2004 and 2003 and 3.2% in 2002; and expected lives of 5 years in 2004, 2003 and 2002. The weighted average fair value of stock options granted in 2004, 2003 and 2002 was $6.76, $5.17 and $7.30, respectively.

Employee Stock Purchase Plan (ESPP) compensation cost is recognized in the fourth quarter when the purchase price for the following fiscal year is established. The fair value of the employees' purchase rights under the ESPP was estimated using the following assumptions for 2004, 2003 and 2002, respectively: dividend yield of 3.1%, 3.9% and 3.3%; expected volatility of 20%, 25% and 30%; risk-free interest rates of 2.2%, 1.2% and 1.9%; and expected lives of one year. The weighted average fair value of those purchase rights granted in 2004, 2003 and 2002 was $7.03, $6.35 and $7.50, respectively.

Reclassifications

Certain prior years' amounts have been reclassified to conform to the current year presentation. In addition, the assets and liabilities of discontinued operations have been reclassified as held for sale in the 2003 Consolidated Balance Sheet, and the earnings from discontinued operations have been reclassified within the Consolidated Statements of Operations.

B.    ACCOUNTS AND NOTES RECEIVABLE

(Millions of Dollars)	2004	2003
Trade accounts and notes receivables	$566.6	$474.5
Other	42.8	26.7
Gross accounts and notes receivable	609.4	501.2
Allowance for doubtful accounts	(27.4)	(38.4)
Net accounts and notes receivable	$582.0	$462.8

Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries. Adequate reserves have been established to cover anticipated credit losses.

The Company has agreements to sell, on a revolving basis, undivided interests in defined pools of notes receivable to a Qualified Special Purpose Entity (QSPE). The entity is designed to facilitate the securitization of certain trade accounts receivable and is used as an additional source of liquidity. At January 1, 2005 and January 3, 2004, the defined pools of receivables amounted to $121.8 million and $124.4 million, respectively. The proceeds from sales of such eligible receivables to the QSPE in revolving-period securitizations were $21.0 million in 2003, and in 2004 the securitization was reduced by $42.3 million. There were no gains or losses on these sales. The amounts deducted from receivables in the January 1, 2005 and January 3, 2004 Consolidated Balance Sheets under this arrangement were $11.7 million and $54.0 million, respectively. The Company is responsible for servicing and collecting the receivables sold and held in the QSPE. Any incremental costs related to such servicing and collection efforts are not significant.

In 2003, the Company acquired a third party's interest in a second Special Purpose Entity (SPE) which supported the Mac Tools extended financing programs. As a result, the entity became non-qualifying and the net assets, which consisted of notes receivable of $56.4 million at January 3, 2004, were consolidated in the Company's balance sheet. Cash flows between the Company and the SPE for 2003 totaled $21.0 million, primarily related to receivable sales, collections on receivables and servicing fees. There were no gains or losses on the sale of receivables to the SPE. During 2003, the Company sold a portion of this receivable portfolio to a third party for $39 million and recognized a loss on the sale of $6 million. In 2004, the SPE was dissolved and the majority of the remaining receivable portfolio was sold for $50 million, with a resulting $0.2 million gain.

C.    INVENTORY

(Millions of Dollars)	2004	2003
Finished products	$320.4	$292.5
Work in process	29.3	27.8
Raw materials	63.7	41.3
Total	$413.4	$361.6

Inventories in the amount of $240.6 million at January 1, 2005 and $237.4 million at January 3, 2004 were valued at the lower of LIFO cost or market. If the LIFO method had not been used, inventories would have been $58.4 million higher than reported at January 1, 2005, and $46.9 million higher than reported at January 3, 2004. The LIFO method is utilized in determining inventory value as it results in better matching of cost and revenues.

D.    ASSETS HELD FOR SALE

At January 1, 2005, the Company had three properties, valued at $1.4 million, classified as held for sale related to plant rationalization activities. These assets represent $0.6 million, $0.7 million and $0.1 million within the Consumer Products, Industrial Tools and Security Solutions segments, respectively, and consist of real property which is expected to be disposed of throughout the next year. At January 3, 2004, the Company had four properties held for sale valued at $4.9 million. Two of the properties held for sale at January 3, 2004 were sold during 2004, and two continue to be held for sale. In addition to the aforementioned real properties, the net assets of the Residential Entry Door, Home Décor and German paint roller ("Friess") businesses, which were sold during 2004, are classified as held for sale at January 3, 2004 as detailed in Note T Discontinued Operations. Assets held for sale are carried at the lower of fair value or historical cost.

At January 1, 2005, $42.9 million in financing lease receivables are classified as held for sale. These receivables, generated by the Blick business within the Security Solutions segment, were sold on January 5, 2005, and an insignificant gain will be recognized thereon in fiscal 2005.

E.    PROPERTY, PLANT AND EQUIPMENT

(Millions of Dollars)	2004	2003	Useful Life (Years)
Land	$24.7	$20.5	N/A
Land improvements	18.2	17.4	10-20
Buildings	207.1	192.3	40
Leasehold improvements	17.1	11.3	Term of lease
Machinery and equipment	865.7	846.8	3-15
Computer software	87.9	85.4	3-5
Gross PP&E	$1,220.7	$1,173.7
Less: accumulated depreciation and amortization	821.8	781.2
Total	$398.9	$392.5

Depreciation and amortization expense associated with property, plant and equipment (inclusive of discontinued operations depreciation and amortization expense of $2.5 million in 2004, $4.7 million in 2003, and $4.1 million in 2002) was as follows:

(Millions of Dollars)	2004	2003	2002
Depreciation	$58.3	$59.6	$57.2
Amortization	13.0	12.9	10.3
Depreciation and amortization expense	$71.3	$72.5	$67.5

F.    ACQUISITIONS

The Company completed fourteen acquisitions during 2004, 2003 and 2002. These businesses were acquired pursuant to the Company's growth strategy, including the expansion of the security platform, and reflecting a deliberate reduction of risk associated with certain large customer concentrations. With the exception of CST/Berger, which is in the Industrial Tools segment, all of the significant acquisitions and most of the smaller ones expanded the Security Solutions segment. The acquisitions were accounted for as purchases in accordance with Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations" and their results are included in the Company's consolidated operating results from the respective acquisition dates. All of the acquisitions have resulted in the recognition of goodwill. Goodwill arises because the purchase price paid reflects numerous factors including the strategic fit and expected synergies these targets bring to existing operations, the competitive nature of the bidding process and the prevailing market value for comparable companies.

SFAS 141 requires all identifiable assets and liabilities acquired to be reported at fair value and the excess is recorded as goodwill. The Company obtains information during due diligence and from other sources which forms the basis for the initial allocation of purchase price to the estimated fair value of assets and liabilities acquired. In the months following an acquisition, the Company generally obtains independent intangible asset valuation reports, asset appraisals and other data in order to finalize the fair values assigned to acquired assets and liabilities.

Integration of certain acquisitions requires reduction of redundant personnel, closure of facilities, and other restructuring actions related to the acquired businesses. In such cases, a restructuring accrual is recorded for actions identified in integration strategy plans initially developed by the Company as of the acquisition date, with a resulting increase to goodwill. As integration strategies are executed, the Company monitors the previously established restructuring accruals and makes adjustments to such accruals to the extent actual expenditures differ from the estimated accruals. Adjustments recorded to previously established restructuring accruals until the time integration plans are fully executed, not to exceed one year from date of original acquisition, are reflected in the final goodwill amount included in the purchase price allocation. Adjustments made subsequent to the finalization of integration strategies, or after one year from the date of original acquisition, are reflected in the Company's results of operations. The Company recorded $4.7 million in restructuring reserves, primarily for severance, in connection with its first quarter 2004 acquisitions. Restructuring reserves pertaining to the 2002 Best acquisition were $6.4 million, comprised of $5.3 million for severance and $1.1 million in exit costs primarily for non-cancelable leases. All but $0.3 million of these acquisition related reserves were expended by January 1, 2005.

The Company effectively acquired Blick plc (Blick) on January 20, 2004 by which date 86% of the outstanding share capital was purchased, and all remaining shares were acquired shortly thereafter. The final purchase price for Blick was $177 million, and $22 million of this is reflected as current debt since it is expected to be paid in 2005. Blick is a leading U.K. integrator of security systems, communication and time management solutions for the commercial and industrial sectors. On March 9, 2004, the Company acquired Frisco Bay Industries Ltd. (Frisco Bay) for $39 million. A small number of Frisco Bay shares remained outstanding at the end of the first quarter and these shares were all acquired in the second quarter. Frisco Bay is a leading Canadian provider of security systems and equipment for financial institutions, government agencies and major industrial corporations. On January 15, 2004, the Company completed the acquisition of Chicago Steel Tape Co. and affiliates (CST / Berger) for $64 million. CST / Berger is a leading designer and manufacturer of laser and optical leveling and measuring equipment. On December 13, 2004, the Company completed the acquisition of ISR Solutions, Inc. (ISR), a North American electronic security integrator, and on November 8, 2004, a small automatic door distributor and installer was acquired; the purchase price for these fourth quarter acquisitions was $42 million.

The total purchase price of $321.7 million for the 2004 acquisitions reflects transaction costs and is net of cash acquired. Amounts allocated to the assets acquired and liabilities assumed are based on estimates of fair value. Adjustments to reflect the fair value of the assets acquired and liabilities assumed are substantially complete for Blick, Frisco Bay and CST/Berger. However the purchase accounting for the fourth quarter acquisitions is preliminary, mainly with respect to intangible asset valuations, related deferred taxes, and fixed asset appraisals. For the 2004 acquisitions, $180.6 million in goodwill was acquired in the Security Solutions segment and $20.5 million in the Industrial Tools segment.

The following table summarizes the estimated fair values of major assets acquired and liabilities assumed for the 2004 acquisitions in the aggregate:

(Millions of Dollars)	2004
Current assets, primarily accounts receivable and inventories	$140.7
Property, plant, and equipment	24.4
Goodwill	201.1
Other intangible assets	96.7
Total assets	$462.9

Current liabilities	$106.0
Other liabilities (primarily deferred taxes)	35.2
Total liabilities	$141.2

$23 million of the total amount of goodwill associated with the 2004 acquisitions is deductible for tax purposes.

Other Intangible Assets

The amounts allocated to intangible assets for the 2004 acquisitions are as follows:

(Millions of Dollars)	2004 Gross Carrying Amount	Weighted Average Life (Years)
Amortized Intangible Assets Customer relationships	$46.8	11
Patents and copyrights	21.9	5
Trade names	5.9	5
Other intangible assets	13.0	4
Total	$87.6	8
Unamortized Intangible Assets Trademarks	$9.1

In 2003, the Company acquired three small businesses at a total cost of $23.4 million. Purchase accounting for all of these acquisitions has been finalized. The acquisitions did not have a material pro forma impact on 2003 and 2002 operations.

On November 25, 2002, the Company completed the acquisition of Best Lock Corporation (Best) for $316.0 million. Best is a global provider of security access control systems and is reported in the Security Solutions segment. In 2003, the Company made a $0.6 million additional purchase price payment for Best which was accounted for as an increase to goodwill. The Company finalized its allocation of the purchase price for Best in 2003 to reflect the final determination of the fair value of assets and liabilities acquired.

Pro Forma Earnings for Significant Acquisitions

The information for 2004 and 2003 set forth below reflects the pro forma consolidated results as if the 2004 acquisitions had occurred at the beginning of 2003. The information for 2002 reflects the pro forma results as if the Best acquisition had been consummated at the beginning of that year. Operating results for the acquisitions during these pre-acquisition periods are not necessarily indicative of future results. Included in the pro forma 2002 results are $11.0 million in after-tax restructuring and other nonrecurring charges incurred by Best in the pre-acquisition period.

(Millions of Dollars, except for per share amounts)	(Unaudited)
	2004	2003	2002
Net sales	$3,104.3	$2,781.6	$2,454.5
Net earnings	$363.0	$113.9	$171.6
Diluted earnings per share	$4.31	$1.34	$1.94

G.    GOODWILL, CUSTOMER RELATIONSHIPS AND OTHER INTANGIBLE ASSETS

Goodwill

Under SFAS No. 142 "Goodwill and Other Intangible Assets", goodwill and intangible assets with an indefinite life are not amortized. For these assets, SFAS No. 142 requires evaluation for impairment annually or more frequently when impairment indicators are present. The Company performed the impairment evaluations in the third quarter each year; none of the evaluations indicated an impairment loss.

The changes in the carrying amount of goodwill by segment are as follows:

(Millions of Dollars)	Consumer Products	Industrial Tools	Security Solutions	Total
Balance January 3, 2004	$108.3	$116.9	$196.9	$422.1

Acquisitions during the year	—	20.5	180.6	201.1
Final purchase accounting allocations	—	—	1.7	1.7
Foreign currency translation and other	1.0	2.4	11.2	14.6
Balance January 1, 2005	$109.3	$139.8	$390.4	$639.5

The increase in goodwill is mainly a result of 2004 acquisitions. Purchase accounting for certain 2004 acquisitions is preliminary, primarily with respect to identification and valuation of intangible assets and appraisals of fixed assets, and is expected to be finalized by mid 2005. As a result, goodwill may be adjusted.

Other Intangible Assets

Other intangible assets at January 1, 2005 and January 3, 2004 were as follows:

	2004		2003
(Millions of Dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets – Definite lives
Patents and copyrights	$38.2	$(14.8)	$14.4	$(10.1)
Trademarks	24.6	(11.8)	17.6	(9.8)
Customer relationships	168.8	(23.9)	120.7	(10.5)
Other intangible assets	31.9	(12.3)	20.7	(9.8)
Total	$263.5	$(62.8)	$173.4	$(40.2)
Unamortized Intangible Assets – Indefinite lives
Trademarks	$78.9		$69.8
Minimum pension liability	9.1		7.5
Total	$88.0		$77.3

Aggregate other intangible assets amortization expense was $23.7 million, $14.0 million and $3.7 million for 2004, 2003 and 2002, respectively. Future estimated amortization expense is $26.5 million for 2005, $24.0 million for 2006, $22.5 million for 2007, $20.4 million for 2008 and $16.1 million for 2009.

H.    ACCRUED EXPENSES

Accrued expenses at January 1, 2005 and January 3, 2004 follow:

(Millions of Dollars)	2004	2003
Income and other taxes	$131.3	$87.5
Payroll and related taxes	62.3	49.3
Trade allowances	48.0	46.3
Insurance and benefits	26.1	26.9
Other	148.2	104.3
Total	$415.9	$314.3

I.    LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-term debt and financing arrangements at January 1, 2005 and January 3, 2004 follow:

(Millions of Dollars)	Interest Rate	2004	2003
Notes payable in 2004	5.8%	$—	$120.0
Notes payable in 2007	4.5%	75.0	75.0
Notes payable in 2007	3.5%	150.0	150.0
Notes payable in 2012	4.9%	200.0	200.0
Industrial Revenue Bonds due in 2010	6.3-6.8%	5.6	5.6
ESOP loan guarantees, payable in varying monthly installments through 2009	6.1%	8.6	12.9
Equity hedge indebtedness, payable in quarterly installments through 2007	Libor plus 1.25%	70.6	98.9
U.K. loan notes, payable on demand	UK Libor less 0.5%	22.8	—
Other, including capital leases and other notes, payable in varying amounts through 2009	2.4-10.2%	4.6	8.9
Total debt		$537.2	$671.3
Less: current maturities		55.4	157.7
Long-term debt		$481.8	$513.6

In 2004, the Company took advantage of favorable market conditions by refinancing its 364 day and long term (multi-year) credit arrangements, creating a long-term credit facility with several U.S. banks to borrow up to $400.0 million at the lower of prime or money market rates. This long-term credit facility matures in October 2009. The commitment fee is 0.07%. In addition, the Company has short-term lines of credit with numerous foreign banks aggregating $160.6 million, of which $120.1 million was available at January 1, 2005. Short-term arrangements are reviewed annually for renewal. Of the aggregate $560.6 million long-term and short-term lines, $400.0 million is available to support the Company's commercial paper program. The weighted average interest rates on short-term borrowings at January 1, 2005 and January 3, 2004 were 1.4% and 1.2%, respectively.

To manage interest costs and foreign exchange risk, the Company maintains a portfolio of interest rate swap agreements. See Note J Financial Instruments for more information regarding the Company's interest rate and currency swap agreements.

Aggregate annual maturities of long-term debt for each of the years from 2005 to 2009 are $55.4 million, $29.3 million, $240.2 million, $2.9 million and $3.8 million, respectively. Interest paid during 2004, 2003 and 2002 amounted to $39.0 million, $32.9 million and $25.6 million, respectively.

Included in Short-term borrowings on the Consolidated Balance Sheets as of January 1, 2005 and January 3, 2004, are commercial paper and extendible commercial notes utilized to support working capital requirements, of $12.1 million and zero, respectively.

In March 2004, the Company repaid $120 million of long-term debt which matured on March 1, 2004 with commercial paper borrowings. CST/Berger, Blick, Frisco Bay and ISR were acquired using a combination of cash on hand, commercial paper borrowings, and proceeds from the sales of businesses. The company assumed $29 million of debt in the Blick and Frisco Bay acquisitions. In addition, as of January 1, 2005, the remaining $22.8 million Blick purchase obligation is reflected in the current portion of long-term debt.

In June 2003, $113.0 million in the Company's common stock equity hedge forward contracts were modified to full physical settlement contracts with a fixed notional principal of $113.0 million and 4.1 million of underlying shares. These contracts are being settled with required cash payments over four years in equal quarterly installments. As a result of adopting SFAS No. 150, the remaining notional principal balance of $70.6 and $98.9 million as of January 1, 2005 and January 3, 2004, respectively, has been recognized as debt on the Consolidated Balance Sheets and the 2.5 million and 3.6 million underlying shares, respectively, are excluded from the number of shares used to calculate basic and diluted earnings per share. The $70.6 million liability represents the amount that would be paid if settlement were to occur as of January 1, 2005. Changes in the value of the shares of the Company's common stock have no effect on any future settlement amounts.

J.    FINANCIAL INSTRUMENTS

The Company's objectives in using debt related financial instruments are to obtain the lowest cost source of funds within a targeted range of variable to fixed-rate debt proportions and to minimize the foreign exchange risk of obligations. To meet these risk management objectives, the Company enters into interest rate swap and currency swap agreements. The Company does not use derivative instruments for speculative purposes. The Company recognizes derivatives in the Consolidated Balance Sheets at fair value and applies hedge accounting based on the criteria specified in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" whereby management designates its derivative instruments as cash flow hedges, fair value hedges or net investment hedges.

Cash Flow Hedges

The Company uses purchased currency options and forward exchange contracts to reduce exchange risks arising from cross-border cash flows expected to occur over the next one year period. In addition, the Company enters into forward exchange contracts to hedge inter-company activity. The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results.

At January 1, 2005 and January 3, 2004, forward contracts hedging inter-company sales and purchases totaled $78.6 million and $11.2 million, respectively. At January 3, 2004, currency options hedged anticipated transactions totaling $118.0 million. The forward contracts and options are denominated in Canadian dollars, Australian dollars, Taiwanese dollars, Japanese Yen, Thailand Baht, Great Britain Pound, Israeli Shekels, Polish Zloty, Euro, Danish Krone, New Zealand dollars, South African Rand, Swiss Franc and Swedish Krona, and generally mature within the next one year period. The $0.1 million fair value of these derivative instruments is recorded in Other Assets and Other Liabilities in the Consolidated Balance Sheets.

In March 2004, the Company entered into a cross currency interest rate swap, to better match the cash flows related to its Canadian inter-company note receivable with its cash flows from operations. The Company swapped a Canadian dollar fixed rate asset resulting from the financing of the Frisco Bay acquisition into a United States dollar fixed rate asset with a United States dollar notional value of $25.2 million, and a maturity date of March 2009. At January 1, 2005, the fair value of this currency swap was a loss of $3.7 million as reflected in Other Liabilities in the Consolidated Balance Sheet.

For derivative instruments that are designated and qualify as cash flow hedges, the Company records the effective portions of the gain or loss on the derivative instrument in accumulated other comprehensive loss as a separate component of shareowners' equity and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. The Company immediately reports the ineffective portion of the gain or loss, if any, in Other-net in the Consolidated Statements of Operations. The gains and losses recorded on these transactions are not material to the Company's Consolidated Financial Statements. The $7.2 million reported for cash flow hedge effectiveness in accumulated other comprehensive loss will be reclassified to earnings when the hedged transactions occur in the years 2009 through 2014. The ultimate amount recognized will vary based on fluctuations of the hedged currencies (Euro, Great Britain Pound and Canadian dollar) through the maturity dates. During 2004 and 2003, no cash flow hedges were discontinued for which it was probable that a forecasted transaction would not occur.

Fair Value Hedges

For derivative instruments that are designated and qualify as fair value hedges, the Company recognizes the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item, in earnings in the current period.

In February 2004, the Company entered into two cross currency interest rate swaps, to better match the cash flows related to its inter-company notes receivable with its cash flows from operations. The Company swapped a Great Britain pound floating rate asset resulting from the financing of the Blick acquisition into a United States dollar floating rate asset with a notional value of $83.6 million, and a Euro floating rate asset which also arose from the Blick acquisition into a United States dollar floating rate asset with a notional value of $39.1 million. Both the Great Britain Pound and Euro swaps are scheduled to mature in January 2009. At January 1, 2005, the fair value of these currency swaps was a loss of $8.4 million as reflected in Other Liabilities in the Consolidated Balance Sheet.

The Company terminated two interest rate swap arrangements in March 2004. These interest rate swaps were fixed to floating rate arrangements and the notional values were $75 million and $100 million with termination dates of November 2007 and November 2012, respectively. They were fair value hedges for a portion of the $150 million five year and $200 million ten year notes issued in November 2002. These swaps were executed to manage the cost of funds through an optimal mix of variable to fixed rate debt. The effect of the termination of these swaps amounted to a $0.3 million gain which will be amortized over the remaining lives of the five year and ten year notes issued in November 2002.

In December 2003, the Company entered into a currency option denominated in the Great Britain Pound in order to mitigate the currency exposure related to the acquisition of Blick. These options had a notional value of 48.3 million Great Britain Pounds representing approximately half the purchase price of Blick and expired on January 28, 2004. The fair value of this option was $1.5 million on January 3, 2004 and is reflected as a gain in Other-net in the Consolidated Statement of Operations in 2003. The Company recorded an additional $0.4 million gain on the expiration of this option in 2004 in Other-net in the Consolidated Statement of Operations.

The Company entered into two additional interest rate swap arrangements in June and October 2003 with notional values of $60 million each. These interest rate swaps were floating to fixed rate arrangements with a forward start date of March 1, 2004. These swaps were terminated in November 2003 pursuant to a decision that the Company would not refinance the $120 million of debt maturing in March 2004. The gain associated with the swap terminations totaled $2.8 million and is recorded in Other-net in the 2004 Consolidated Statement of Operations. The $120 million of debt was repaid in 2004.

Net Investment Hedge

The Company utilizes net investment hedges to offset the translation adjustment arising from remeasuring the Company's investment in the assets, liabilities, revenues, and expenses of its foreign subsidiaries. For derivative instruments that are designated and qualify as net investment hedges, the Company records the effective portion of the gain or loss on the derivative instrument in currency translation adjustment as a separate component of shareowners' equity. In February 2004, the Company entered into a cross currency interest rate swap with a United States dollar notional value of $45.4 million to hedge its net investment in Great Britain Pound assets. The Company pays Great Britain pounds and receives United States dollars using fixed interest rates, offsetting the translation adjustment of its net investment in Great Britain Pound assets. This swap has a maturity date of February 2014. At January 1, 2005, the fair value of this currency swap was a loss of $3.9 million and is recorded in Other Liabilities in the Consolidated Balance Sheet and the loss/gain on the net investment hedge included in currency translation adjustment was $3.6 million.

Hedge Effectiveness

For foreign currency options and forward contracts designated as cash flow or net investment hedges, the Company measures hedge effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. Any ineffective portion of the hedge is recognized in earnings immediately.

For interest rate swaps designated as cash flow hedges, the Company measures the hedging effectiveness by offsetting the change in the variable portion of the interest rate swap with the change in the expected interest flows due to fluctuations in the LIBOR based interest rate.

Hedge ineffectiveness was immaterial for 2004, 2003 and 2002.

The counterparties to these interest rate and currency financial instruments are major international financial institutions. The Company is exposed to credit risk for net exchanges under these agreements, but not for the notional amounts. The risk of default is considered remote.

The carrying values and fair values of the Company's financial instruments at January 1, 2005 and January 3, 2004 follow:

(Millions of Dollars, (asset) liability)	2004		2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$537.2	$539.6	$671.3	$682.7
Cash flow hedges
Currency and interest rate swaps	28.7	28.7	13.1	13.1
Forward contracts	(0.1)	(0.1)	0.3	0.3
Currency options	—	—	(3.1)	(3.1)
Fair value hedges
Currency and interest rate swaps	15.5	15.5	13.0	13.0
Net investment hedges
Currency and interest rate swaps	3.9	3.9	—	—
Total financial instruments	$585.2	$587.6	$694.6	$706.0

Generally, the carrying value of the debt related financial instruments is included in the Consolidated Balance Sheet in long-term debt. The fair values of long-term debt instruments are estimated using discounted cash flow analysis, based on the Company's marginal borrowing rates. The fair values of foreign currency and interest rate swap agreements are based on current settlement values. The carrying amount of cash equivalents and short-term borrowings approximates fair value.

K.    CAPITAL STOCK

Weighted-Average Shares Outstanding

Weighted-average shares outstanding used to calculate basic and diluted earnings per share follows:

	2004	2003	2002
Basic earnings per share, weighted-average shares outstanding	82,057,863	84,143,124	86,452,974
Dilutive effect of stock options and awards	2,185,949	695,885	1,793,381
Diluted earnings per share, weighted-average shares outstanding	84,243,812	84,839,009	88,246,355

Common Stock Share Activity

Common stock share activity for 2004, 2003 and 2002 was as follows:

	2004	2003	2002
Outstanding, beginning of year	81,276,821	86,835,117	84,658,747
Issued from treasury	1,151,576	2,465,551	2,181,151
Returned to treasury	(21,334)	(3,077)	(4,781)
Equity Hedge Termination	—	(8,020,770)	—
Outstanding, end of year	82,407,063	81,276,821	86,835,117

Common Stock Equity Hedge

The Company previously entered into equity hedges, in the form of equity forwards on its common shares, to offset the dilutive effect of in-the-money stock options on earnings per share and to reduce potential cash outflow for the repurchase of the Company's stock to offset stock option exercises. Under the equity hedge contracts, when the price of the Company's common stock appreciated since the last quarterly interim settlement, the Company received its common shares from the counterparties. When the price of the Company stock depreciated since the last quarterly interim settlement, the Company delivered its common stock from treasury shares to the counterparties. Interim quarterly settlements were in shares of common stock, not cash, and were accounted for within equity. As of December 28, 2002 the equity hedge contracts had a $213 million notional value with 6.1 million underlying shares. In April 2003, the Company settled $100 million of the contracts through a cash repurchase of 3.9 million underlying shares at that time. In June 2003, the remaining $113 million in the Company's common stock equity hedge forward contracts were modified to full physical settlement contracts with a fixed notional principal of $113 million and 4.1 million of underlying shares as discussed in Note I Long-term Debt and Financing Arrangements.

Exclusive of final settlement activity in 2003, aggregate annual settlement activity under the equity hedge was as follows: 1,896,482 shares of common stock with a market value of $47.2 million ($66.0 million book value) delivered in 2003 and 1,338,708 shares of common stock with a market value of $46.6 million ($41.6 million book value) delivered in 2002. This annual settlement activity is reflected as issued from treasury in the table of common stock share activity above.

Common Stock Reserved

Common stock shares reserved for issuance under various employee and director stock plans at January 1, 2005 and January 3, 2004 follows:

	2004	2003
Employee Stock Purchase Plan	3,509,013	3,627,557
Stock-based compensation plans	17,168,515	17,639,114
Total	20,677,528	21,266,671

Preferred Stock Purchase Rights

Each outstanding share of common stock has one half of a share purchase right. Each purchase right may be exercised to purchase one two-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $220.00, subject to adjustment. The rights, which do not have voting rights, expire on March 10, 2006, and may be redeemed by the Company at a price of $0.01 per right at any time prior to the tenth day following the public announcement that a person has acquired beneficial ownership of 10% or more of the outstanding shares of common stock. In the event that the Company is acquired in a merger or other business combination transaction, provision shall be made so that each holder of a right (other than a holder who is a 10%-or-more shareowner) shall have the right to receive, upon exercise thereof, that number of shares of common stock of the surviving Company having a market value equal to two times the exercise price of the right. Similarly, if anyone becomes the beneficial owner of more than 10% of the then outstanding shares of common stock (except pursuant to an offer for all outstanding shares of common stock which the independent directors have deemed to be fair and in the best interest of the Company), provision will be made so that each holder of a right (other than a holder who is a 10%-or-more shareowner) shall thereafter have the right to receive, upon exercise thereof, common stock (or, in certain circumstances, cash, property or other securities of the Company) having a market value equal to two times the exercise price of the right. At January 1, 2005 there were 41,203,532 outstanding rights. There are 250,000 shares of Series A Junior Participating Preferred Stock reserved for issuance in connection with the rights.

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

Stock option amounts and weighted-average exercise prices follows:

	2004		2003		2002
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of year	10,995,285	$30.14	11,009,696	$30.06	9,855,884	$29.17
Granted	1,697,250	40.90	1,238,442	29.09	1,944,250	32.91
Exercised	(957,976)	26.15	(159,521)	22.35	(593,188)	24.72
Forfeited	(1,224,651)	29.07	(1,088,732)	34.30	(175,250)	29.65
Expired	(2,000)	20.16	(4,600)	20.13	(22,000)	18.56
Outstanding, end of year	10,507,908	$32.46	10,995,285	$30.14	11,009,696	$30.06
Exercisable, end of year	5,660,667	$29.89	5,375,022	$27.09	7,326,094	$27.31

Outstanding and exercisable stock option information at January 1, 2005 follows:

Outstanding Exercisable Stock Options			Exercisable Stock Options
Exercise Price Ranges	Options	Weighted- average Remaining Contractual Life	Weighted- average Exercise Price	Options	Weighted- average Exercise Price
$19.00-$25.00	1,368,625	5.07	$21.91	1,367,625	$21.91
$25.01-$35.00	5,657,632	5.83	$29.83	3,132,766	$29.13
$35.01-$56.00	3,481,651	7.52	$40.87	1,160,276	$41.36
	10,507,908	6.29	$32.46	5,660,667	$29.89

Employee Stock Purchase Plan

The Employee Stock Purchase Plan enables substantially all employees in the United States, Canada and Belgium to subscribe at any time to purchase shares of common stock on a monthly basis at the lower of 85% of the fair market value of the shares on the first day of the plan year ($26.78 per share for fiscal year 2004 purchases) or 85% of the fair market value of the shares on the last business day of each month. A maximum of 6,000,000 shares are authorized for subscription. During 2004, 2003 and 2002 shares totaling 118,544, 49,743 and 119,853, respectively, were issued under the plan at average prices of $26.78, $23.41 and $31.42 per share, respectively.

Long-Term Stock Incentive Plan

The Long-Term Stock Incentive Plan (LTSIP) provided for the granting of awards to senior management employees for achieving Company performance measures. The Plan was administered by the Compensation and Organization Committee of the Board of Directors consisting of non-employee directors. Awards were generally payable in shares of common stock as directed by the Committee. No awards were earned in 2004, 2003 and 2002 as a non-stock based incentive plan was in place. Shares delivered that had been earned in earlier years amounted to zero in 2004, 65,180 in 2003, and 16,556 in 2002.

L.    ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss at the end of each fiscal year was as follows:

(Millions of Dollars)	2004	2003	2002
Currency translation adjustment	$(38.9)	$(76.8)	$(119.2)
Minimum pension liability, net of tax	(9.1)	(9.0)	(5.2)
Fair value of cash flow hedge effectiveness	(7.2)	1.6	1.0
Accumulated other comprehensive loss	$(55.2)	$(84.2)	$(123.4)

M.    EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plan (ESOP)

Substantially all U.S. employees may contribute from 1% to 15% of their salary to a tax deferred savings plan. Employees elect where to invest their own contributions. The Company contributes an amount equal to one-half of the employee contribution up to the first 7% of their salary of which fifty percent is automatically invested in the Company's common stock. The investment of the remaining fifty percent of the Company match is controlled by the employees participating in the plan. The amounts in 2004, 2003 and 2002 under this matching arrangement were $7.3 million, $5.3 million and $5.7 million, respectively.

Also included in the ESOP is a non-contributory benefit for U.S. salaried and non-union hourly employees, called the Cornerstone plan. Under this benefit arrangement, the Company contributes amounts ranging from 3% to 9% of employee compensation based on age. Approximately 2,000 U.S. employees receive an additional average 1.5% contribution actuarially designed to replace the pension benefits curtailed in 2001. Contributions under the Cornerstone plan were $12.6 million in 2004, $13.9 million in 2003 and $12.8 million in 2002. Assets of the Cornerstone defined contribution plan are invested in equity securities and bonds.

Shares of the Company's common stock held by the ESOP were purchased with the proceeds of external borrowings in the 1980's and borrowings from the Company in 1991. The external ESOP borrowings are guaranteed by the Company and are included in long-term debt. Shareowners' equity reflects a reduction for the internal and the external borrowings.

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

Net ESOP activity recognized is based on total debt service and share purchase requirements less employee contributions and dividends on ESOP shares. The Company's net ESOP activity resulted in expense of $2.2 million in 2004, $9.2 million in 2003, and $0.1 million in 2002. ESOP expense is affected by the market value of the Company's common stock on the monthly dates when shares are released. In 2004, the market value of shares released averaged $43.20 per share. ESOP expense may vary in the future as the market value of the Company's common stock fluctuates.

Dividends on ESOP shares, which are charged to shareowners' equity as declared, were $12.2 million in 2004, $12.4 million in 2003 and $12.6 million in 2002. Interest costs incurred by the ESOP on external debt for 2004, 2003 and 2002 were $0.7 million, $0.9 million and $1.2 million, respectively. Both allocated and unallocated ESOP shares are treated as outstanding for purposes of computing earnings per share. As of January 1, 2005, the number of ESOP shares allocated to participant accounts was 4,676,915 and the number of unallocated shares was 6,275,890. The fair value of the unallocated ESOP shares at January 1, 2005 was $307.5 million.

Pension and Other Benefit Plans

The Company sponsors pension plans covering most domestic hourly and executive employees, and approximately 2,900 foreign employees. Benefits are generally based on salary and years of service, except for collective bargaining employees whose benefits are based on a stated amount for each year of service.

The Company recorded an $18.4 million pre-tax gain associated with the final settlement of the U.S. salaried and non-union hourly pension obligations in June 2002, which reflects a reduction for excise taxes and other expenses from the $37.2 million actuarially determined settlement gain reported in the following pension expense table.

The Company contributes to multi-employer plans for certain collective bargaining U.S. employees. In addition, various other defined contribution plans are sponsored worldwide.

(Millions of Dollars)	2004	2003	2002
Multi-employer plan expense	$0.4	$0.5	$0.5
Defined contribution plan expense	$3.0	$4.0	$4.6

The components of net periodic pension expense (income) are as follows:

	U.S. Plans			Non-U.S. Plans
(Millions of Dollars)	2004	2003	2002	2004	2003	2002
Service cost	$2.4	$2.3	$3.0	$6.4	$5.2	$5.1
Interest cost	3.2	3.0	8.4	11.1	9.3	8.2
Expected return on plan assets	(1.0)	(1.0)	(15.0)	(15.3)	(12.2)	(11.0)
Amortization of transition asset	—	—	(0.3)	—	(0.2)	(0.2)
Amortization of prior service cost	2.0	1.7	1.0	0.6	0.6	0.5
Actuarial (gain) loss	0.5	2.6	(1.1)	1.5	—	(0.2)
Settlement / Curtailment gain	—	—	(37.2)	(0.7)	—	0.2
Net periodic pension (income) expense	$7.1	$8.6	$(41.2)	$3.6	$2.7	$2.6
(Decrease) Increase in minimum pension liability included in other comprehensive income	$(1.2)	$3.3	$2.3	$1.3	$0.5	$—

The Company provides medical and dental benefits for certain retired employees in the United States. In addition, U.S. employees who retire from active service are eligible for life insurance benefits. Net periodic postretirement benefit expense was $1.8 million in 2004, $2.0 million in 2003 and $1.5 million in 2002.

The Company generally uses a November 30 measurement date for its pension plans with plan assets and a December 31 measurement date for other plans. The changes in the pension and other postretirement benefit obligations, fair value of plan assets as well as amounts recognized in the Consolidated Balance Sheets, are shown below:

	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans
(Millions of Dollars)	2004	2003	2004	2003	2004	2003
Change in benefit obligation:
Benefit obligation at end of prior year	$52.0	$44.9	$182.7	$144.1	$17.1	$17.3
Service cost	2.4	2.3	6.4	5.2	0.7	1.0
Interest cost	3.2	3.0	11.1	9.3	1.0	1.0
Settlements	—	—	—	—	—	—
Change in discount rate	1.7	3.1	10.1	12.9	0.4	0.7
Actuarial (gain) loss	—	0.2	14.4	(0.1)	0.9	1.3
Plan amendments	3.5	1.6	1.7	—	—	(1.5)
Foreign currency exchange rates	—	—	15.1	20.8	—	—
Participant contributions	—	—	0.8	0.7	—	—
Acquisitions	—	—	11.9	—	—	—
Benefits paid	(2.0)	(3.1)	(10.3)	(10.2)	(1.2)	(2.7)
Benefit obligation at end of year	$60.8	$52.0	$243.9	$182.7	$18.9	$17.1
Change in plan assets:
Fair value of plan assets at end of prior year	$13.3	$14.0	$153.9	$121.6	$—	$—
Actual return on plan assets	(0.5)	0.2	13.4	8.6	—	—
Participant contributions	—	—	0.8	0.7	—	—
Employer contribution	6.4	2.2	21.8	15.9	1.2	2.7
Foreign currency exchange rate changes	—	—	12.9	17.3	—	—
Acquisitions	—	—	8.4	—	—	—
Benefits paid	(2.0)	(3.1)	(10.3)	(10.2)	(1.2)	(2.7)
Fair value of plan assets at end of plan year	$17.2	$13.3	$200.9	$153.9	$—	$—
Funded status-assets (less than) in excess of benefit obligation	$(43.6)	$(38.7)	$(43.0)	$(28.8)	$(18.9)	$(17.1)
Unrecognized prior service cost	9.0	7.5	5.2	5.3	(1.7)	(1.9)
Unrecognized net actuarial loss (gain)	12.9	10.1	93.8	62.8	5.5	4.5
Unrecognized net liability at transition	—	—	0.6	0.3	—	—
Net amount recognized	$(21.7)	$(21.1)	$56.6	$39.6	$(15.1)	$(14.5)
Amounts recognized in the Consolidated Balance Sheets:
Prepaid benefit cost	$6.1	$3.9	$74.5	$53.5	$—	$—
Accrued benefit liability	(47.1)	(41.0)	(20.4)	(14.4)	(15.1)	(14.5)
Intangible asset	8.4	7.5	0.7	—	—	—
Accumulated other comprehensive loss, minimum pension liability (pretax)	10.9	8.5	1.8	0.5	—	—
Net amount recognized	$(21.7)	$(21.1)	$56.6	$39.6	$(15.1)	$(14.5)

The accumulated benefit obligation for all defined benefit pension plans was $275.9 million at January 1, 2005 and $212.0 million at January 3, 2004.

Information regarding pension plans in which accumulated benefit obligations exceed plan assets follows:

	U.S. Plans		Non-U.S. Plans
(Millions of Dollars)	2004	2003	2004	2003
Projected benefit obligation	$60.8	$52.0	$62.7	$41.3
Accumulated benefit obligation	$58.2	$50.3	$55.7	$31.6
Fair value of plan assets	$17.2	$13.3	$38.0	$23.6

Information regarding pension plans in which projected benefit obligations (inclusive of anticipated future compensation increases) exceed plan assets follows:

	U.S. Plans		Non-U.S. Plans
(Millions of Dollars)	2004	2003	2004	2003
Projected benefit obligation	$60.8	$52.0	$243.9	$182.7
Accumulated benefit obligation	$58.2	$50.3	$217.7	$161.7
Fair value of plan assets	$17.2	$13.3	$200.9	$153.9

The major assumptions used in valuing pension and post-retirement plan obligations and net costs were as follows:

	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans
(Millions of Dollars)	2004	2003	2004	2003	2004	2003
Weighted average assumptions used to determine benefit obligations at year end:
Discount rate	5.75%	6.0%	5.25%	5.5%	6.0%	6.0%
Rate of compensation increase	6.0%	6.0%	3.75%	3.5%	4.0%	4.0%

Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	6.0%	6.5%	5.5%	6.0%	6.0%	6.5%
Rate of compensation increase	6.0%	4.0%	3.5%	3.25%	4.0%	4.0%
Expected return on plan assets	8.0%	7.75%	7.75%	7.75%	—	—

The expected long-term rate of return on plan assets is determined considering the returns projected for the various asset classes and the relative weighting for each asset class as reflected in the target asset allocation below. In addition the Company considers historical performance, the opinions of outside actuaries and other data in developing benchmark returns.

Pension Plan Assets

Plan assets are invested in equity securities, bonds and other fixed income securities, real estate, money market instruments and insurance contracts. The Company's weighted-average worldwide actual asset allocations at January 1, 2005 and January 3, 2004 by asset category are as follows:

	Plan Assets		Target Allocation
Asset Category	2004	2003
Equity securities	60%	59%	50-70%
Fixed income securities	32%	39%	30-50%
Real estate	0%	0%	0-5%
Other	8%	2%	0-10%
Total	100%	100%	100%

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

Contributions

The Company's funding policy for its defined benefit plans is to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with federal law and other regulations. The Company expects to contribute approximately $9 million to its pension plans and $2 million to its other postretirement benefit plan in 2005.

Expected Future Benefit Payments

Benefit payments, inclusive of amounts attributable to estimated future employee service, are expected to be paid as follows over the next 10 years:

(Millions of Dollars)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Years 6-10
Future payments	$169.8	$13.2	$15.1	$15.2	$15.5	$16.5	$94.3

These benefit payments will be funded through a combination of existing plan assets and amounts to be contributed in the future by the Company.

Health Care Cost Trends And Medicare Prescription Act Of 2003 Impact

The weighted average annual assumed rate of increase in the per-capita cost of covered benefits (i.e., health care cost trend rate) is assumed to be 9.5% for 2004, reducing gradually to 6.00% by 2012 and remaining at that level thereafter. A one percentage point change in the assumed health care cost trend rate would have the following effects as of January 1, 2005:

	1 % Point	1 % Point
(Millions of Dollars)	Increase	Decrease
Effect on the net periodic postretirement benefit cost	$0.1	$(0.1)
Effect on the postretirement benefit obligation	$0.6	$(0.6)

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Modernization Act) was signed into law. The Modernization Act introduced a plan sponsor subsidy based on a percentage of a beneficiary's annual prescription drug benefits, within defined limits, and the opportunity for a retiree to obtain prescription drug benefits under Medicare.

Certain employees are covered under legacy benefit provisions that include prescription drug coverage for Medicare-eligible retirees. In order to coordinate this coverage with the Modernization Act, the Company plans to complete a strategic review of its postretirement plans during the two year transitional period provided in the Modernization Act. In accordance with FASB Staff Position FAS 106-1, the benefit obligation and net periodic benefit cost do not reflect any potential effects of the Modernization Act. Since the Company has already taken steps to limit its postretirement medical benefits, any reductions in postretirement benefit costs resulting from the Modernization Act are not expected to be material.

N.    OTHER COSTS AND EXPENSES

Other — net is primarily comprised of intangibles amortization expense, gains and losses on asset dispositions, currency impact, environmental expense, results from unconsolidated entities, and net expenses related to the Mac Tools extended financing programs, mainly financing receivable losses and interest income. Other-net in 2003 includes $9.5 million in charges related to the exit of the Mac Tools retail channel. Other-net in 2002 includes a nonrecurring pension settlement gain of $18.4 million and $11.3 million in income from an environmental settlement with an insurance carrier.

Research and development costs were $13.4 million, $8.8 million and $9.8 million for the fiscal years 2004, 2003 and 2002, respectively.

O.    RESTRUCTURING AND ASSET IMPAIRMENTS

In the fourth quarter of 2004, the Company recorded $7.7 million of restructuring and asset impairment charges — $4.0 million of restructuring costs in connection with specific personnel actions to streamline/reposition certain organizations primarily in the Consumer Products and Industrial Tools segments; and $3.7 million of impairment charges primarily associated with a 2004 information system strategy decision.

In 2003, the Company recorded $49.1 million in restructuring and asset impairment charges for the Operation 15 initiative. These charges consisted of $12.2 million for severance, $26.3 million of asset impairments and $10.6 million of other exit costs related to the exit from the Company's MacDirect retail channel. The asset impairments generally relate to assets which are idle mainly as a result of restructuring initiatives and accordingly their book value has been written down to fair value.

In the first quarter of 2003, the Company recorded $3.1 million in restructuring charges for initiatives pertaining to the further reduction of its cost structure, primarily for severance-related obligations. As of January 3, 2004, no accrual remained as all of the severance had been expended.

At January 1, 2005, the restructuring and asset impairment reserve balance was $5.3 million, which the Company expects to be fully expended by the end of 2005. A summary of the Company's restructuring reserve activity for 2004 follows:

Initiatives

(Millions of Dollars)	2003	Charges	Usage	2004
Q4 2004
Severance	$—	$4.0	$(2.8)	$1.2
Asset impairments	—	3.7	(3.7)	—
Operation 15
Severance	3.1	—	(1.1)	2.0
Asset Impairments	8.7	—	(6.6)	2.1
Other	2.8	—	(2.8)	—
Pre 2003
Other	1.5	—	(1.5)	—
Total	$16.1	$7.7	$(18.5)	$5.3

Restructuring and asset impairment charges by segment were as follows:

(Millions of Dollars)	2004	2003
Consumer Products	$1.3	$15.2
Industrial Tools	2.9	35.7
Security Solutions	3.5	1.3
Consolidated	$7.7	$52.2

For the three years ended January 1, 2005, 21 facilities have been closed as a result of restructuring initiatives. In 2004, 2003 and 2002, approximately 160, 1,100 and 1,000 employees have been terminated as a result of restructuring initiatives, respectively. Severance payments of $3.7 million, $17.9 million and $26.0 million and other exit payments of $4.3 million, $9.6 million and $4.4 million were made in 2004, 2003 and 2002, respectively. Write-offs of impaired assets were $10.5 million, $18.3 million and $5.8 million in 2004, 2003 and 2002, respectively.

Integration of certain acquisitions requires reduction of redundant personnel, closure of facilities, and other restructuring actions related to the acquired businesses. In such cases, a restructuring accrual is recorded for actions identified in integration strategy plans initially developed by the Company as of the acquisition date, with a resulting increase to goodwill. As integration strategies are executed, the Company monitors the previously established restructuring accruals and makes adjustments to such accruals to the extent actual expenditures differ from the estimated accruals. Adjustments recorded to previously established restructuring accruals until the time integration plans are fully executed, not to exceed one year from date of original acquisition, are reflected in the final goodwill amount included in the purchase price allocation. Adjustments made subsequent to the finalization of integration strategies, or after one year from the date of original acquisition, are reflected in the Company's results of operations. The Company recorded $4.7 million in restructuring reserves, primarily for severance, in connection with its first quarter 2004 acquisitions. Restructuring reserves pertaining to the 2002 Best acquisition were $6.4 million, comprised of $5.3 million for severance and $1.1 million in exit costs primarily for non-cancelable leases. All but $0.3 million of these acquisition related reserves were expended by January 1, 2005.

P.    BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

The Company reports the following three segments: Consumer Products, Industrial Tools and Security Solutions. The Consumer Products segment includes hand tools, consumer mechanic tools and storage units, and hardware. Industrial Tools is comprised of Mac Tools, Proto mechanic tools, pneumatic tools, storage systems, specialty tools, assembly technologies, hydraulic tools and CST/Berger (measuring tools). The Security Solutions segment includes access technologies, Best Access, Blick and Frisco Bay; these businesses manufacture and install automatic doors, and related hardware and products, as well as mechanical and electronic lock sets and access controls. The Company's reportable segments are an aggregation of businesses that have similar products and services, among other factors. The information below excludes the Residential Entry Door, Home Décor and German paint roller businesses, which are classified as discontinued operations as disclosed in Note T Discontinued Operations, unless otherwise noted.

Business Segments

(Millions of Dollars)	2004	2003	2002
Net Sales
Consumer products	$1,073.1	$958.2	$911.4
Industrial tools	1,292.5	1,098.3	1,111.1
Security solutions	677.8	474.1	211.9
Consolidated Net Sales	$3,043.4	$2,530.6	$2,234.4
Operating Profit
Consumer Products	$175.4	$149.4	$130.3
Industrial Tools	131.9	17.0	69.4
Security Solutions	110.7	75.7	43.0
Total	$418.0	$242.1	$242.7
Restructuring charges and asset impairments	(7.7)	(52.2)	—
Interest income	4.2	6.2	4.0
Interest expense	(38.6)	(34.1)	(28.1)
Other — net	(46.8)	(39.4)	8.7
Earnings from continuing operations before income taxes	$329.1	$122.6	$227.3
Segment Assets
Consumer Products	$641.6	$717.4	$767.7
Industrial Tools	902.0	816.9	913.3
Security Solutions	963.3	554.8	477.4
	2,506.9	2,089.1	2,158.4

(Millions of Dollars)	2004	2003	2002
Discontinued operations	81.7	105.2	115.7
Corporate assets	262.0	229.5	144.1
Consolidated	$2,850.6	$2,423.8	$2,418.2
Capital and Software Expenditures
Consumer Products	$22.3	$14.4	$19.3
Industrial Tools	18.4	16.3	25.0
Security Solutions	10.6	5.8	2.0
Discontinued Operations	3.5	2.9	6.0
Consolidated Capital and Software Expenditures	$54.8	$39.4	$52.3
Depreciation and Amortization
Consumer Products	$31.1	$31.5	$31.2
Industrial Tools	33.3	32.6	32.6
Security Solutions	28.1	17.7	3.3
Discontinued Operations	2.5	4.7	4.1
Consolidated Depreciation and Amortization	$95.0	$86.5	$71.2

The Company assesses the performance of its reportable business segments using operating profit, which follows the same accounting policies as those described in Note A Significant Accounting Policies. Operating profit excludes interest income, interest expense, other-net, and income tax expense. In addition, operating profit excludes restructuring charges and asset impairments. Corporate and shared expenses are allocated to each segment. Transactions between segments are not material. Segment assets primarily include accounts receivable, inventory, other current assets, property, plant and equipment, intangible assets and other miscellaneous assets. Corporate assets and unallocated assets are cash, deferred income taxes and certain other assets. Geographic net sales and long-lived assets are attributed to the geographic regions based on the geographic location of each Company subsidiary.

Sales to The Home Depot were approximately 12%, 13% and 14% of consolidated net sales in 2004, 2003 and 2002, respectively, excluding the discontinued operations businesses discussed in Note T Discontinued Operations. Inclusive of the Residential Entry Door, Home Décor and German paint roller business discontinued operations, sales to The Home Depot represented 13%, 19%, and 21% of consolidated net sales in 2004, 2003 and 2002, respectively. For 2004, 2003 and 2002 net sales to this one customer amounted to 25%, 36% and 36% of segment net sales, respectively, for the Consumer Products segment, 7%, 6% and 6%, respectively, for the Industrial Tools segment and 3%, 4% and 8%, respectively, for the Security Solutions segment.

Geographic Areas

(Millions of Dollars)	2004	2003	2002
Net Sales
United States	$2,070.0	$1,826.3	$1,619.9
Other Americas	217.6	184.5	168.6
Europe	592.7	401.6	352.0
Asia	163.1	118.2	93.9
Consolidated	$3,043.4	$2,530.6	$2,234.4
Long-Lived Assets
United States	$938.3	$923.0	$961.8
Other Americas	82.0	29.0	28.0
United Kingdom	290.2	87.2	66.6
Other Europe	103.0	88.4	78.3
Asia	61.8	60.1	39.1
Consolidated	$1,475.3	$1,187.7	$1,173.8

Q.    INCOME TAXES

Significant components of the Company's deferred tax assets and liabilities as of the end of each fiscal year were as follows:

(Millions of Dollars)	2004	2003
Deferred tax liabilities:
Depreciation	$68.1	$88.3
Amortization of Intangibles	45.9	33.1
Other	20.5	20.7
Total deferred tax liabilities	134.5	142.1
Deferred tax assets:
Employee benefit plans	34.9	41.9
Doubtful accounts	8.5	14.9
Inventories	2.1	8.1
Accruals	9.8	8.4
Restructuring charges	—	9.1
Foreign and state operating loss carryforwards	36.7	33.1
Other	0.5	1.6
Total deferred tax assets	$92.5	$117.1

Net Deferred Tax Liabilities before Valuation Allowance	$42.0	$25.0
Valuation allowance	36.7	33.1
Net Deferred Tax Liabilities after Valuation Allowance	$78.7	$58.1

Valuation allowances reduced the deferred tax asset attributable to foreign and state loss carryforwards to the amount that, based upon all available evidence, is more likely than not to be realized. Reversal of the valuation allowance is contingent upon the recognition of future taxable income and capital gains in specific foreign countries and specific states, or changes in circumstances which cause the recognition of the benefits to become more likely than not. The foreign and state loss carryforwards expire in various years beginning in 2005.

The classification of deferred taxes as of January 1, 2005 and January 3, 2004 is as follows:

	2004		2003
(Millions of Dollars)	Deferred Tax Asset	Deferred Tax Liability	Deferred Tax Asset	Deferred Tax Liability
Current	$(7.9)	$—	$(24.8)	$1.2
Non-current	(47.9)	134.5	(59.2)	140.9
Total	$(55.8)	$134.5	$(84.0)	$142.1

Income tax expense (benefit) attributable to continuing operations consisted of the following:

(Millions of Dollars)	2004	2003	2002
Current:
Federal	$33.3	$(12.6)	$89.9
Foreign	26.7	21.5	5.5
State	3.9	3.8	9.3
Total current	63.9	12.7	104.7
Deferred:
Federal	20.3	15.9	(36.0)
Foreign	1.6	3.3	1.4
State	3.1	(0.2)	—
Total deferred	25.0	19.0	(34.6)
Total	$88.9	$31.7	$70.1

Income taxes paid during 2004, 2003 and 2002 were $125.4 million, $11.2 million (net of a $22.1 million U.S. Federal refund) and $120.0 million, respectively. During 2004, the Company had tax holidays with China and Thailand. Tax holidays resulted in a $3.0 million reduction in tax expense in 2004, $2.5 million in 2003, and $2.2 million in 2002. The tax holiday in China was in place through 2004 and the tax holiday in Thailand is in place until 2010.

The reconciliation of federal income tax at the statutory federal rate to income tax at the effective rate for continuing operations is as follows:

(Millions of Dollars)	2004	2003	2002
Tax at statutory rate	$115.2	$41.7	$78.6
State income taxes, net of federal benefits	4.9	2.4	5.9
Difference between foreign and federal income tax	(24.5)	(15.4)	(14.0)
Foreign Sales Corporation or Extraterritorial Income Exclusion	(2.5)	(2.9)	(2.7)
Branch activity	0.4	2.5	0.6
Tax accrual reserve	(0.2)	0.9	(5.6)
Non-deductible excise tax	—	—	5.9
Other — net	(4.4)	2.5	1.4
Income taxes	$88.9	$31.7	$70.1

The components of earnings from continuing operations before income taxes consisted of the following:

(Millions of Dollars)	2004	2003	2002
United States	$182.3	$11.7	$154.4
Foreign	146.8	110.9	72.9
Total pre-tax earnings	$329.1	$122.6	$227.3

The Company's future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where the statutory rates are lower. The Company is subject to the examination of its income tax returns by the Internal Revenue Service and other tax authorities. The

Company evaluates the likelihood of unfavorable adjustments arising from the examinations and believes adequate provisions have been made in the income tax provision.

Undistributed foreign earnings of $324.1 million at January 1, 2005 are considered to be invested indefinitely or will be remitted substantially free of additional tax. Accordingly, no provision has been made for taxes that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of this liability.

In October 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act creates a temporary incentive for U.S. corporations to repatriate foreign earnings by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, at present significant uncertainty remains with respect to interpretation of numerous provisions in the Act. As such, the Company is not yet in a position to decide on whether, and to what extent, it might repatriate foreign earnings. It is reasonably possible the Company may repatriate some amount between $0 and $324.1 million, with the related tax liability ranging from $0 to $42 million. The amount of additional tax expense accrued would be reduced if some part of the eligible dividend was attributable to foreign earnings on which a deferred tax liability has been previously accrued. The Company is awaiting the issuance of further regulatory guidance and passage of statutory technical corrections with respect to certain provisions in the Act prior to determining the amounts, if any, it will repatriate and expects to be in a position to finalize its assessment during 2005.

R.    COMMITMENTS AND GUARANTEES

Commitments

The Company has noncancelable operating lease agreements, principally related to facilities, vehicles, machinery and equipment. Minimum payments have not been reduced by minimum sublease rentals of $7.1 million due in the future under noncancelable subleases. In addition, the Company is a party to synthetic leasing programs which qualify as operating leases, for two of its major distribution centers. Rental expense, net of sublease income, for operating leases was $38.7 million in 2004, $43.0 million in 2003 and $33.8 million in 2002.

Outsourcing and other commitments are comprised of: $20.6 million for outsourcing arrangements, primarily related to information systems and telecommunications; $9.4 million in marketing obligations; and $3.6 million of cash funding commitments pertaining to the Company's U.S. ESOP.

The following table includes the future commitments for lease obligations, outsourcing and other arrangements.

(Millions of Dollars)	Total	2005	2006	2007	2008	2009	Thereafter
Operating lease obligations	$96.6	$21.8	$18.3	$13.9	$10.8	$7.4	$24.4
Material purchase commitments	54.0	9.0	9.0	9.0	9.0	9.0	9.0
Outsourcing and other	33.6	14.9	10.2	5.9	2.6	—	—
Total	$184.2	$45.7	$37.5	$28.8	$22.4	$16.4	$33.4

The Company has numerous assets, predominantly vehicles and equipment, under a one-year term renewable U.S. master personal property lease. Residual value obligations under this master lease were $23.5 million at January 1, 2005 while the fair value of the underlying assets was approximately $27 million. The U.S. master personal property lease obligations are not reflected in the future minimum lease payments since the initial and remaining term does not exceed one year. The Company routinely exercises various lease renewal options and from time to time purchases leased assets for fair value at the end of lease terms.

The Company is a party to synthetic leasing programs for two of its major distribution centers. The programs qualify as operating leases for accounting purposes, where only the monthly lease cost is recorded in earnings and the liability and value of underlying assets are off-balance sheet. As of January 1, 2005, the estimated fair value of assets and remaining obligations for these two properties were $50.2 million and $42.0 million, respectively.

Guarantees

(Millions of Dollars)	Term	Maximum Potential Payment	Liability Carrying Amount
Financial guarantees:
Guarantees on the residual values of leased properties	Up to 6 years	$65.5	$—
Standby letters of credit	Generally 1 year	26.5	4.2
Guarantee on the external Employee Stock Ownership Plan borrowings	Through 2009	8.6	8.6
Commercial customer financing arrangements	Up to 5 years	1.2	—
Government guarantees on employees	3 years from hire date	0.1	—
Guarantee on active facility lease	Through 2012	0.6	—
Guarantees on leases for divested business which are subleased	Up to 30 months	0.4	0.1
Balance January 1, 2005		$102.9	$12.9

The Company has guaranteed the residual value arising from its previously mentioned synthetic lease and U.S. master personal property lease programs. The lease guarantees aggregate $65.5 million while the fair value of the underlying assets is estimated at $77.2 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these lease guarantees. The Company has issued $26.5 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs. Shares of the Company's common stock held by the ESOP were purchased with the proceeds of external borrowings in the 1980's and borrowings from the Company in 1991. The external ESOP borrowings are guaranteed by the Company and are included in long-term debt. Shareowners' equity reflects a reduction for the internal and external borrowings.

The Company has sold various businesses and properties over many years and provided standard indemnification to the purchasers with respect to any unknown liabilities, such as environmental, which may arise in the future that are attributable to the time of the Company's ownership. No liabilities have been recorded for these general indemnifications since there are no identified exposures.

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

The changes in the carrying amount of product and service warranties for the years ended January 1, 2005 and January 3, 2004 are as follows:

(Millions of Dollars)	2004	2003
Beginning balance	$7.3	$5.7
Warranties and guarantees issued	13.2	13.7
Warranty payments	(12.3)	(12.2)
Acquisitions and other	6.6	0.1
Ending balance	$14.8	$7.3

S.    CONTINGENCIES

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

The Company's policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of January 1, 2005 and January 3, 2004, the Company had reserves of $13.6 million and $11.5 million, respectively, primarily for remediation activities associated with Company-owned properties as well as for Superfund sites, for losses that are probable and estimable. Of this amount, $3.7 million is classified as current and $9.9 million as long-term. The range of environmental remediation costs that is reasonably possible is $13.6 million to $34.7 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with policy.

The environmental liability for certain sites that have cash payments that are fixed or reliably determinable have been discounted using a rate in the range of 4.3% to 5.4%, depending on the timing of cash payments. The discounted and undiscounted amount of the liability relative to these sites is $5.1 million and $8.2 million, respectively, as of January 1, 2005 and $6.4 million and $8.4 million, respectively, as of January 3, 2004. The payments relative to these sites are expected to be $0.9 million in 2005, $1.7 million in 2006, $1.0 million in 2007, $0.3 million in 2008, $0.3 million in 2009 and $4.0 million thereafter.

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

As previously disclosed in the 2002 Annual Report, the Company's audited Consolidated Financial Statements for the year ended December 28, 2002 include $5.6 million, or 4¢ per fully diluted share, of accounting corrections related primarily to expense capitalization and depreciation in fiscal years 1999 through 2002. During the fourth quarter of 2003 the Securities and Exchange Commission issued a formal order of private investigation in connection with allegations regarding certain accounting matters. These allegations, which had previously been raised with the Company anonymously, were initially researched and evaluated by the Company's management, internal audit staff and independent auditors, and subsequently, further investigated by a second multinational accounting firm, all under the supervision of the audit committee of the Board of Directors. This resulted in the accounting corrections referred to above. The Company has cooperated fully with the SEC throughout the investigation. Management, the Board of Directors and the Company's independent auditors concluded that such corrections were immaterial, both quantitatively and qualitatively, to the December 28, 2002 audited Consolidated Financial Statements and immaterial to the previously reported results of the prior years and quarters to which they relate.

T.    DISCONTINUED OPERATIONS

On October 15, 2004, the Company entered into a definitive agreement to sell its Home Décor business to Wellspring Capital Management LLC, a New York-based private equity investment firm. The $87 million cash sale transaction closed on December 4, 2004 and resulted in an after-tax gain of $24 million.

In a definitive agreement effective December 31, 2004, the Company sold Friess, its German paint roller business, to Nespoli Groupe SpA for $6.4 million, and an unfavorable loss of $3.6 million was recognized thereon.

On December 8, 2003, the Company entered into a definitive agreement to sell its Residential Entry Door business to Masonite International Corporation. The $161 million cash sale transaction closed on March 2, 2004 and resulted in an after-tax gain of $95 million.

In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations of the Home Décor, Friess and Residential Entry Door businesses for the current and prior periods have been reported as discontinued operations. In addition the assets and liabilities of the Home Décor, Friess and Residential Entry Door businesses have been reclassified as held for sale in the Consolidated Balance Sheet at January 3, 2004. The divestures of these businesses were made pursuant to the Company's growth strategy which entails a reduction of risk associated with certain large customer concentrations.

The Home Décor business supplied mirrored closet doors, closet organization products and wall décor products primarily through large retailers in North America and Europe. The Friess business manufactured paint rollers in Germany and sold them into the private label market in continental Europe. The Residential Entry Door business manufactured and distributed steel and fiberglass entry doors and components throughout North America. Operating results of the Home Décor, Friess and Residential Entry Door businesses, which were formerly included in the Consumer Products segment, are summarized as follows:

(Millions of Dollars)	2004	2003	2002
Net sales	$180.4	$329.8	$358.7
Pretax earnings	16.3	28.2	45.3
Income taxes	5.2	11.2	17.5
Net earnings from discontinued operations	$11.1	$17.0	$27.8

The Home Décor, Friess and the Residential Entry Door businesses sales to The Home Depot amounted to 28% of their net sales in 2004 and 63% in 2003 and 67% in 2002.

Assets and liabilities of the Home Décor, Friess and Residential Entry Door businesses as of January 3, 2004 are as follows:

(Millions of Dollars)	2003
Accounts receivable	$25.3
Inventories	22.4
Other assets	3.3
Property, plant and equipment	40.1
Goodwill	14.1
Total assets	$105.2
Accounts payable	$41.0
Accrued expenses	16.8
Other liabilities	4.7
Total liabilities	$62.5

Goodwill disposed of in these 2004 divestitures amounted to $14.1 million.

Quarterly Results of Operations (unaudited)

	Quarter
	First	Second	Third	Fourth	Year
2004**
Net sales	$734.8	$753.9	$751.8	$802.9	$3,043.4
Gross profit	267.9	273.1	277.8	293.5	1,112.3
Selling, general and administrative expenses	166.7	171.3	173.2	183.1	694.3
Net earnings from continuing operations	$55.0	$58.8	$61.2	$65.2	$240.2
Net earnings from discontinued operations	98.5	2.6	2.7	22.9	126.7
Net earnings	$153.5	$61.4	$63.9	$88.1	$366.9
Basic earnings per common share:
Continuing operations	$0.67	$0.72	$0.74	$0.79	$2.93
Discontinued operations	1.21	0.03	0.03	0.28	1.54
Total basic earnings per common share	$1.88	$0.75	$0.78	$1.07	$4.47
Diluted earnings per common share:
Continuing operations	$0.66	$0.70	$0.73	$0.77	$2.85
Discontinued operations	1.18	0.03	0.03	0.27	1.50
Total diluted earnings per common share	$1.84	$0.73	$0.76	$1.04	$4.36

	First	Second	Third	Fourth	Year
2003**
Net sales	$594.1	$617.1	$631.1	$688.3	$2,530.6
Gross profit	204.4	211.6	219.7	221.9	857.6
Selling, general and administrative expenses	162.0	163.4	138.3	151.8	615.5
Net earnings from continuing operations	$17.6	$8.0	$36.4	$28.9	$90.9
Net earnings from discontinued operations	1.6	4.4	5.3	5.7	17.0
Net earnings	$19.2	$12.4	$41.7	$34.6	$107.9
Basic earnings per common share:
Continuing operations	$0.20	$0.09	$0.45	$0.35	$1.08
Discontinued operations	0.02	0.05	0.07	0.07	0.20
Total basic earnings per common share	$0.22	$0.14	$0.51	$0.42	$1.28
Diluted earnings per common share:
Continuing operations	$0.20	$0.09	$0.44	$0.35	$1.07
Discontinued operations	0.02	0.05	0.06	0.07	0.20
Total diluted earnings per common share	$0.22	$0.14	$0.51	$0.42	$1.27

**	Changes in previously reported Net sales, Gross profit and Selling, general and administrative expenses are due to the reclassification of amounts related to the discontinued operations of the Residential Entry Door, Home Décor and Friess businesses as described in Note T Discontinued Operations of the Notes to the Consolidated Financial Statements.

EXHIBIT INDEX
THE STANLEY WORKS
EXHIBIT LIST

(3)    (i) Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i) to the Annual Report on Form 10-K for the year ended January 2, 1999).

(ii) The Stanley Works By-laws as amended October 17, 2001 (incorporated by reference to Exhibit 3(ii) to the Annual Report on Form 10-K for the year ended December 29, 2001).

(4)    (i) Rights Agreement, dated January 31, 1996 (incorporated by reference to Exhibit (4)(i) to Current Report on Form 8-K dated January 31, 1996).

(ii) Indenture, dated as of November 1, 2002 between the Company and JPMorgan Chase Bank, as trustee, defining the rights of holders of 3½% Notes Due November 1, 2007 and 4-9/10% Notes due November 1, 2012 (incorporated by reference to Exhibit 4(vi) to the Annual Report on Form 10-K for the year ended December 28, 2002).

(a) Certificate of Designated Officers establishing Terms of 3½% Series A Senior Notes due 2007, 4-9/10% Series A Senior Notes due 2012, 3½% Series B Senior Notes due 2007 and 4-9/10% Series B Senior Notes due 2012 (incorporated by reference to Exhibit 4(ii) to the Quarterly Report on Form 10-Q for the quarter ended September 27, 2003).

(iii) Registration Rights Agreement dated November 1, 2002 among the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney Inc., BNP Paribas Corp. and Fleet Securities, Inc. as Purchasers (incorporated by reference to Exhibit 4(vii) to the Annual Report on Form 10-K for the year ended December 28, 2002).

(iv) $400,000,000 Credit Agreement dated as of October 14, 2004 with the Lenders named therein, Citibank, N.A. as Administrative Agent, Citigroup Global Markets, Inc. as Lead Arranger and Book Runner, and Fleet National Bank, BNP Paribas and UBS Securities as Co-Syndication Agents (incorporated by reference to Exhibit 10(i) to Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

(10)    (i) Deferred Compensation Plan for Non-Employee Directors as amended December 11, 2000 (incorporated by reference to Exhibit 10(ii) to the Annual Report on Form 10-K for the year ended December 30, 2000).*

(ii) 1988 Long-Term Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(iii) to the Annual Report on Form 10-K for the year ended January 3, 1998).*

(a) Amendment to 1988 Long-Term Stock Incentive Plan dated December 17, 2003 (incorporated by reference to Exhibit 10(ii)(a) to Annual Report on Form 10-K for the year ended January 3, 2004).*

(iii) Management Incentive Compensation Plan effective January 4, 1998 (incorporated by reference to Exhibit 10(iii) to the Quarterly Report on Form 10-Q for the quarter ended July 4, 1998).*

(a) Amendment to Management Incentive Compensation Plan dated December 17, 2003 (incorporated by reference to Exhibit 10(iii)(a) to Annual Report on Form 10-K for the year ended January 3, 2004).*

(iv) Deferred Compensation Plan for Participants in Stanley's Management Incentive Plan effective January 1, 1996, as amended (incorporated by reference to Exhibit 10(iv) to Annual Report on Form 10-K for the year ended January 3, 2004).*

(v) Supplemental Retirement and Account Value Plan for Salaried Employees of The Stanley Works amended and restated as of June 30, 2001 (incorporated by reference to Exhibit 10(vi) to the Annual Report on Form 10-K for the year ended December 29, 2001).*

(vi) Note Purchase Agreement, dated as of June 30, 1998, between the Stanley Account Value Plan Trust, acting by and through Citibank, N.A. as trustee under the trust agreement for the Stanley

Account Value Plan, for $41,050,763 aggregate principal amount of 6.07% Senior ESOP Guaranteed Notes Due December 31, 2009 (incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10-Q for the quarter ended July 4, 1998).

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

(viii) Supplemental Executive Retirement Program amended and restated and effective September 19, 2001 (incorporated by reference to Exhibit 10(ix) to the Annual Report on Form 10-K for the year ended December 29, 2001).*

(ix)    (a) The Stanley Works Non-Employee Directors' Benefit Trust Agreement dated December 27, 1989 and amended as of January 1, 1991 by and between The Stanley Works and Fleet National Bank, as successor trustee (incorporated by reference to Exhibit (10)(xvii)(a) to the Annual Report on Form 10-K for year ended December 29, 1990).

(b) Stanley Works Employees' Benefit Trust Agreement dated December 27, 1989 and amended as of January 1, 1991 by and between The Stanley Works and Fleet National Bank, as successor trustee (incorporated by reference to Exhibit (10)(xvii)(b) to the Annual Report on Form 10-K for year ended December 29, 1990).

(x) Restated and Amended 1990 Stock Option Plan (incorporated by reference to Exhibit 10(xiii) to the Annual Report on Form 10-K for the year ended December 28, 1996).*

(a) Amendment to 1990 Stock Option Plan dated December 17, 2003 (incorporated by reference to Exhibit 10(x)(a) to Annual Report on Form 10-K for the year ended January 3, 2004).*

(xi) Master Leasing Agreement, dated September 1, 1992 between BLC Corporation and The Stanley Works (incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10-Q for the quarter ended September 26, 1992).

(xii) 1997 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to Registration Statement No. 333-42582 filed July 28, 2000).*

(a) Amendment to 1997 Long-Term Incentive Plan dated December 17, 2003 (incorporated by reference to Exhibit 10(iv)(a) to Annual Report on Form 10-K for the year ended January 3, 2004).*

(xiii) 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-64326 filed July 2, 2001).*

(a)	Amendment to 2001 Long-Term Incentive Plan dated December 17, 2003 (incorporated by reference to Exhibit 10(xv)(a) to Annual Report on Form 10-K for the year ended January 3, 2004).*

(b)	Form of Stock Option Certificate for options issued pursuant to 2001 Long-Term Incentive Plan.*

(c)	Long Term Incentive Award Program for the 2.5 Year Performance Period ending December 30, 2006.*

(d)	Long Term Incentive Award Program for the Three Year Performance Period ending December 29, 2007 (incorporated by reference to Exhibits 10.2, 10.3 and 10.4 to Current Report on Form 8-K filed February 25, 2005).*

(xiv) Engagement Letter, dated August 26, 1999 between The Stanley Works and Donald McIlnay (incorporated by reference to Exhibit 10(xvi) to the Annual Report on Form 10-K for the year ended December 28, 2002).*

(xv) Agreement, dated June 9, 1999 between The Stanley Works and James Loree (incorporated by reference to Exhibit 10(ii) to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1999).*

(xvi) Engagement Letter, dated January 2, 2001 between The Stanley Works and Paul Isabella (incorporated by reference to Exhibit 10 (xix) of the Annual Report on Form 10-K for the year ended December 29, 2001).*

(xvii) Engagement Letter, dated September 12, 2000 between The Stanley Works and Jack Garlock (incorporated by reference to Exhibit 10(xix) to the Annual Report on Form 10-K for the year ended December 28, 2002).*

(xviii) Forms of Change in Control Severance Agreements (incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10-Q/A for the quarter ended June 28, 2003).*

(xix) Schedule of Certain Executive Officers who are Parties to the Change in Control Severance Agreements in the forms referred to in Exhibit 10(xviii) (incorporated by reference to Exhibit 10(ii) to the Quarterly Report on Form 10-Q/A for the quarter ended June 28, 2003 and Exhibit 10(i) to the Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).*

(xx) Agreement dated February 3, 2004 between The Stanley Works and John F. Lundgren (incorporated by reference to Exhibit 10(xxiv) to Annual Report on Form 10-K for the year ended January 3, 2004).*

(xxi) Change in Control Agreement dated March 1, 2004 between The Stanley Works and John F. Lundgren (incorporated by reference to Exhibit C to the Agreement attached to Form 10-K for the year ended January 3, 2004 as Exhibit 10(xxiv).*

(xxii) Summary of Material Terms of the 2004 Management Incentive Compensation Program (incorporated by reference to Exhibit 10(iii) to the Quarterly Report on Form 10-Q for the quarter ended April 3, 2004)*

(xxiii) Summary of Material Terms of the 2005 Management Incentive Compensation Program (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 25, 2005).*

(xxiv) The Stanley Works Restricted Stock Unit Plan for Non-Employee Directors (incorporated by reference to Exhibit 10(iii) to the Quarterly Report on Form 10-Q for the quarter ended July 3, 2004)*

(xxv) Form of Certificate for RSUs issued pursuant to The Stanley Works Restricted Stock Unit Plan for Non-Employee Directors.*

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

(21)    Subsidiaries of Registrant

(23)    Consent of Independent Registered Public Accounting Firm

(24)    Power of Attorney

(31)    (i)(a) Certification by Chief Executive Officer pursuant to Rule 13a-14(a)

(i)(b) Certification by Chief Financial Officer pursuant to Rule 13a-14(a)

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