Form 10-Q
period 2005-04-02
STANLEY WORKS
filed 2005-05-06
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005.

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

Yes            No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act).

Yes            No

82,791,830 shares of the registrant's common stock were outstanding as of May 4, 2005.

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

THE STANLEY WORKS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED APRIL 2, 2005 AND APRIL 3, 2004
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	2005	2004
NET SALES	$806.3	$734.8
COSTS AND EXPENSES
Cost of sales	$517.4	$466.9
Selling, general and administrative	184.5	164.6
Provision for doubtful accounts	0.7	2.1
Interest expense	8.8	8.7
Interest income	(1.2)	(0.8)
Other, net	9.5	13.9
	$719.7	$655.4
Earnings from continuing operations before income taxes	86.6	79.4
Income taxes	19.9	24.4
Net earnings from continuing operations	$66.7	$55.0
Earnings (loss) from discontinued operations before income taxes (including gain on disposition of $142.7 million in 2004)	(0.1)	147.9
Income taxes on discontinued operations	—	49.4
Net earnings (loss) from discontinued operations	$(0.1)	$98.5
NET EARNINGS	$66.6	$153.5

NET EARNINGS PER SHARE OF COMMON STOCK
Basic:
Continuing operations	$0.81	$0.67
Discontinued operations	—	1.21
Total basic earnings per common share	$0.80	$1.88

Diluted:
Continuing operations	$0.78	$0.66
Discontinued operations	—	1.18
Total diluted earnings per common share	$0.78	$1.84

DIVIDENDS PER SHARE OF COMMON STOCK	$0.28	$0.26

Average shares outstanding (in thousands):
Basic	82,822	81,628
Diluted	85,156	83,392

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
APRIL 2, 2005 AND JANUARY 1, 2005
(Unaudited, Millions of Dollars)

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$310.5	$250.0
Accounts and notes receivable	619.6	582.0
Inventories	432.3	413.4
Other current assets	71.4	82.2
Assets held for sale	0.8	44.3
Total current assets	1,434.6	1,371.9

Property, plant and equipment	1,224.3	1,220.7
Less: accumulated depreciation	827.4	821.8
	396.9	398.9

Goodwill	666.3	639.5
Customer relationships	147.8	144.9
Other intangible assets	152.9	143.8
Other assets	154.3	151.6
Total assets	$2,952.8	$2,850.6

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
Short-term borrowings	$158.4	$47.1
Current maturities of long-term debt	54.3	55.4
Accounts payable	289.1	300.4
Accrued income taxes	107.3	105.3
Accrued expenses	277.6	310.6
Total current liabilities	886.7	818.8

Long-term debt	474.5	481.8
Other liabilities	324.1	328.7
Commitments and contingencies (Note J)

Shareowners' equity:
Common stock, par value $2.50 per share	237.7	237.7
Retained earnings	1,542.7	1,496.3
Accumulated other comprehensive loss	(66.6)	(55.2)
ESOP debt	(165.1)	(166.9)
	1,548.7	1,511.9
Less: cost of common stock in treasury	281.2	290.6
Total shareowners' equity	1,267.5	1,221.3
Total liabilities and shareowners' equity	$2,952.8	$2,850.6

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED APRIL 2, 2005 AND APRIL 3, 2004
(Unaudited, Millions of Dollars)

	2005	2004
OPERATING ACTIVITIES
Net earnings	$66.6	$153.5
Depreciation and amortization	23.4	24.4
Changes in working capital	(64.6)	(15.9)
Reclassify taxes paid (proceeds) from sale of businesses to investing	10.6	(161.9)
Changes in other assets and liabilities	24.6	52.0
Cash provided by operating activities	60.6	52.1

INVESTMENT ACTIVITIES
Capital expenditures	(10.5)	(8.2)
(Taxes paid)/proceeds from sale of businesses	(10.6)	161.9
Business acquisitions and asset disposals	(59.7)	(250.1)
Other investing activities	(8.0)	(0.1)
Cash used in investing activities	(88.8)	(96.5)

FINANCING ACTIVITIES
Payments on long-term debt	(7.2)	(127.3)
Net short-term borrowings	104.9	174.5
Cash dividends on common stock	(23.2)	(21.2)
Other financing activities	8.2	9.9
Cash provided by financing activities	82.7	35.9

Effect of exchange rate changes on cash	6.0	(3.4)
Change in cash and cash equivalents	60.5	(11.9)

Cash and cash equivalents, beginning of period	250.0	204.4
CASH AND CASH EQUIVALENTS, END OF PERIOD	$310.5	$192.5

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
BUSINESS SEGMENT INFORMATION
THREE MONTHS ENDED APRIL 2, 2005 AND APRIL 3, 2004
(Unaudited, Millions of Dollars)

	2005	2004
NET SALES
Consumer Products	$263.4	$262.3
Industrial Tools	349.3	316.0
Security Solutions	193.6	156.5
Total	$806.3	$734.8

OPERATING PROFIT
Consumer Products	$41.8	$45.0
Industrial Tools	36.7	28.6
Security Solutions	25.2	27.6
Total	$103.7	$101.2

Interest, net	7.6	7.9
Other, net	9.5	13.9
Earnings from continuing operations before income taxes	$86.6	$79.4

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 2, 2005

A.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereafter referred to as "generally accepted accounting principles") for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. For further information, refer to the consolidated financial statements and footnotes included in The Stanley Works and Subsidiaries' (collectively, the "Company") Form 10-K for the year ended January 1, 2005.

B.    Stock-Based Compensation

The Company accounts for its stock-based compensation plans using the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost is recognized for stock-based compensation unless the quoted market price of the stock at the grant date is in excess of the amount the employee must pay to acquire the stock.

If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates consistent with the method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," net earnings and earnings per share for the three months ended April 2, 2005 and April 3, 2004 would have been the pro forma amounts that follow (in millions, except per share amounts):

	2005	2004

Net earnings, as reported	$66.6	$153.5
Less: stock-based employee compensation expense determined under fair value method, net of related tax effects	0.9	1.5
Pro forma net income, fair value method	$65.7	$152.0
Earnings per share:
Basic, as reported	$0.80	$1.88
Basic, pro forma	$0.79	$1.86
Diluted, as reported	$0.78	$1.84
Diluted, pro forma	$0.77	$1.82

C.    Earnings Per Share

The following table reconciles the weighted average shares outstanding used to calculate basic and diluted earnings per share for the three months ended April 2, 2005 and April 3, 2004:

	2005	2004
Numerator (in millions):
Net earnings – basic and diluted	$66.6	$153.5
Denominator (in thousands):
Basic earnings per share – weighted average shares	82,822	81,628
Dilutive effect of stock options and awards	2,334	1,764
Diluted earnings per share – weighted average shares	85,156	83,392
Earnings per share of common stock:
Basic	$0.80	$1.88
Diluted	$0.78	$1.84

D.    Comprehensive Income

Comprehensive income for the three months ended April 2, 2005 and April 3, 2004 is as follows (in millions):

	2005	2004
Net earnings	$66.6	$153.5
Other comprehensive (loss) income	(11.4)	1.5
Comprehensive income	$55.2	$155.0

Other comprehensive (loss) income is primarily the impact of foreign currency translation.

E.    Inventories

The components of inventories at April 2, 2005 and January 1, 2005 are as follows (in millions):

	2005	2004
Finished products	$328.9	$320.4
Work in process	31.2	29.3
Raw materials	72.2	63.7
Total inventories	$432.3	$413.4

F.    Assets Held for Sale

The decline in assets held for sale at April 2, 2005 as compared with January 1, 2005 is attributable to the sale of financing lease receivables, originated by the Blick business within the Security Solutions segment. The receivables were sold in early January for $43.4 million and a $1.5 million gain was recognized thereon, classified in Other-net in the Consolidated Statement of Operations.

G.    Acquisitions, Goodwill and Other Intangible Assets

2004 Acquisitons

On January 15, 2004, the Company completed the acquisition of Chicago Steel Tape Co. and affiliates ("CST/Berger") for $64 million. CST/Berger is a leading designer and manufacturer of laser and optical leveling and measuring equipment. On January 20, 2004, the Company acquired Blick plc ("Blick") for $177 million. Blick is a leading U.K. integrator of security systems, communication and time management solutions for the commercial and industrial sectors. On March 9, 2004, the

Company acquired Frisco Bay Industries Ltd. ("Frisco Bay") for $39 million. Frisco Bay is a leading Canadian provider of security systems and equipment for financial institutions, government agencies and major industrial corporations. On December 13, 2004, the Company completed the acquisition of ISR Solutions, Inc. ("ISR"), a North American electronic security integrator, and on November 8, 2004, a small automatic door distributor and installer was aquired; the purchase price for these fourth quarter acquistions was $40 million.

The total purchase price of $320 million for the 2004 acquisitions reflects transaction costs and is net of cash acquired. Amounts allocated to the assets acquired and liabilities assumed are based on estimates of fair value. Adjustments to reflect the fair value of the assets acquired and liabilities assumed are complete for Blick, Frisco Bay and CST/Berger.

The table below summarizes adjustments made to the 2004 acquisitions' purchase price allocation during the first quarter of 2005. These adjustments primarily related to further completion of the estimates recorded for the December, 2004 ISR acquisition based on third party intangible asset valuations, integration strategies and the impact of associated deferred taxes.

	January 1, 2005	Adjustments	April 2, 2005
Current assets (primarily accounts receivable and inventories)	$140.7	$0.2	$140.9
Property, plant and equipment	20.3	0.3	20.6
Goodwill	201.1	(6.1)	195.0
Other intangible assets	96.7	(1.1)	95.6
Other long-term assets	4.1	6.2	10.3
Total assets	$462.9	$(0.5)	$462.4
Current liabilities	$106.0	$0.9	$106.9
Other liabilities (primarily deferred taxes)	35.2	—	35.2
Total liabilities	$141.2	$0.9	$142.1

The Company recorded $4.7 million in restructuring reserves, primarily for severance, in connection with its first quarter 2004 acquisitions of which $0.2 million remains accrued as of April 2, 2005. In connection with its acquisition of ISR, the Company initially recorded $0.8 million of restructuring reserves in the first quarter of 2005 comprised of $0.7 million of severance and $0.1 million of lease exit costs. Of this amount, $0.1 million has been utilized to date with $0.7 million of accrual remaining as of April 2, 2005.

The purchase price allocation is substantially complete for the fourth quarter 2004 acquisitions and the Company expects to finalize intangible asset and fixed asset valuations, and finalize integration execution plans, along with other minor items during the second quarter of 2005.

2005 Acquisitions

During the first quarter of 2005, the Company completed the acquisition of Security Group, Inc. ("Security Group") on January 4, 2005 and acquired certain assets and liabilities of Rolatape Corporation ("Rolatape") as of March 11, 2005 for a combined purchase price of $56.7 million. Security Group manufactures and distributes locking devices, lock parts and safes in the United States and Europe. The acquisition is consistent with the Company's growth strategy in the security industry and continued diversification of the Company's business portfolio away from certain large customer concentrations. Rolatape is engaged in the business of designing, manufacturing and selling measuring wheels for distribution in professional survey, construction and industrial channels. Rolatape, a small bolt on to the CST/Berger business, will expand the Company's product breadth and customer base in the measuring wheel market. In January 2005, the Company also acquired Eastern Vault & Security Limited ("EVS"), a small distributor of electronic security products and services primarily to financial institutions in Canada for $1.3 million, which was immediately integrated into the Frisco Bay business.

The acquisitions were accounted for as purchases in accordance with SFAS 141, "Business Combinations." The total purchase price for the acquisitions noted above reflect transaction costs and is net of cash acquired, and was allocated to the assets acquired and liabilities assumed based on a preliminary estimate of fair value. Purchase accounting adjustments to reflect the fair value of the assets acquired and liabilities assumed are preliminary, with respect to finalization of appraisals to be performed on property, plant and equipment, continued execution of integration plans and certain other less significant matters. As of April 2, 2005, the preliminary allocation of the purchase price for all first quarter acquisitions was to the following major opening balance sheet categories (in millions):

Current assets (primarily accounts receivable and inventories)	$22.1
Property, plant and equipment	6.5
Goodwill	35.7
Customer relationships	7.8
Tradenames	9.7
Other intangible assets	3.7
Other long-term assets	0.1
Total assets	$85.6
Current liabilities	$16.0
Other liabilities (primarily employee benefit and deferred tax related)	11.6
Total liabilities	$27.6

The amount allocated to tradenames includes $9.2 million related to a Security Group subsidiary which has been determined to have an indefinite life and accordingly is not amortized. Amortizable intangible assets are amortized over their respective useful lives. The weighted average useful lives assigned to the amortizable intangible assets identified above are: tradenames – 5 years; customer relationships – 8 years; and other intangible assets – 8 years.

In connection with its acquisition of Security Group, the Company has initially recorded $0.5 million of restructuring reserves comprised of $0.3 million of severance and $0.2 million of lease exit costs. Of this amount, $0.1 million has been utilized to date with $0.4 million of accrual remaining as of April 2, 2005. The Company will continue to execute on the integration plans identified at the acquisition date for Security Group and Rolatape during the second quarter of 2005.

The Company expects the purchase price allocation for the 2005 acquisitions to be finalized during the second quarter of 2005. The purchase accounting is preliminary primarily with respect to intangible asset and fixed asset valuations, and related deferred tax amounts.

Pre-Acquisition Pro Forma Earnings

The information set forth below reflects the pro forma consolidated results as if the 2004 and 2005 acquisitions had occurred at the beginning of 2004. Due to the timing and relative size of the 2005 acquisitions, the Company's consolidated 2005 results are reflective of such acquisitions' impact. Accordingly, the pro forma effects of such acquisitions would not have a material impact on the Company's actual reported first quarter 2005 results.

Q1 2004
(in millions, except per share amount)
Net sales	$770.1
Net earnings	$152.0
Diluted earnings per share	$1.82

Operating results for the acquisitions during these pre-acquisition periods are not necessarily indicative of future operating results.

Goodwill

The changes in the carrying amount of goodwill by segment are as follows (in millions):

	Consumer Products	Industrial Tools	Security Solutions	Total
Balance January 1, 2005	$109.3	$139.8	$390.4	$639.5
Goodwill acquired during the year	—	4.7	31.0	35.7
Purchase accounting adjustments	—	—	(6.1)	(6.1)
Foreign currency translation / other	(0.3)	(1.5)	(1.0)	(2.8)
Balance April 2, 2005	$109.0	$143.0	$414.3	$666.3

H.    Debt and Other Financing Arrangements

In January 2005, the Company entered into a floating-to-fixed interest rate swap, fixing a Great Britain Pound Sterling floating rate operating lease liability. The Great Britain Pound Sterling notional value is 10.3 million with a maturity date of December 2008. At April 2, 2005, the fair value of this currency swap was a gain of $0.1 million as reflected in Other assets in the Condensed Consolidated Balance Sheet.

In February 2005, the Company entered into a cross currency interest rate swap to better match the cash flows related to its Great Britain Pound Sterling inter-company note payable with its cash flows from operations. The Company swapped the Sterling floating rate liability resulting from the sale of lease receivables and the lending of that cash to the Company into a United States dollar floating rate liability with a United States dollar notional value of $51.1 million, and a maturity date of December 2005. At April 2, 2005, the fair value of this currency swap was a gain of $1.5 million as reflected in Other assets in the Condensed Consolidated Balance Sheet.

In the first quarter of 2004, the Company repaid $120 million of long-term debt which matured on March 1, 2004 with commercial paper borrowings. CST/Berger, Blick and Frisco Bay were acquired using a combination of cash on hand, commercial paper borrowings, and proceeds from the sale of the Entry Door business. The Company assumed $29 million of debt in the Blick and Frisco Bay acquisitions. In addition, the remaining $22 million Blick purchase price obligation is reflected as a current note payable and is expected to be paid in June, 2005. In total the Company's debt increased $95.2 million in the first quarter of 2004.

I.    Restructuring Charges and Asset Impairments

At April 2, 2005, the restructuring reserve was $3.3 million. A summary of the Company's restructuring and asset impairment reserve activity from January 1, 2005 to April 2, 2005 is as follows (in millions):

	01/01/2005	Additions	Usage	04/02/05
Acquisitions
Severance	$0.3	$1.0	$(0.3)	$1.0
Other	—	0.3	—	0.3
Q4 2004
Severance	1.2	—	(0.9)	0.3
Operation 15
Severance	2.0	—	(0.3)	1.7
Asset impairments	2.1	—	(2.1)	—
	$5.6	$1.3	$(3.6)	$3.3

The Company expects the above restructuring reserves to be substantially expended by the end of 2005.

Integration of certain acquisitions requires reduction of redundant personnel, closure of facilities, and other restructuring actions related to the acquired businesses. In such cases, a restructuring accrual is recorded for actions identified in integration strategy plans initially developed by the Company as of the acquisition date, with a resulting increase to goodwill. As integration strategies are executed, the Company monitors the previously established restructuring accruals and makes adjustments to such accruals to the extent actual expenditures differ from the estimated accruals. Adjustments recorded to previously established restructuring accruals until the time integration plans are fully executed, not to exceed one year from date of original acquisition, are reflected in the final goodwill amount included in the purchase price allocation. Adjustments made subsequent to the finalization of such integration strategies, or after one year from date of original acquisition, are reflected in Company's results of operations. In connection with its acquisitions of ISR and Security Group, the Company has initially recorded $1.3 million of restructuring reserves comprised of $1.0 million of severance and $0.3 million of lease exit costs. Of this amount, $0.2 million has been utilized to date with $1.1 million of accrual remaining as of April 2, 2005. The Company plans to finalize its acquisition date integration plans during the second quarter of 2005.

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

The Company's policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of April 2, 2005, the Company had reserves of $14.9 million, primarily for remediation activities associated with Company-owned properties as well as for Superfund sites.

K.    Guarantees

The Company's financial guarantees at April 2, 2005 are as follows (in millions):

	Term	Maximum Potential Payment	Liability Carrying Amount
Guarantees on the residual values of leased properties	Up to 6 years	$64.6	$—
Commercial customer financing arrangements	Up to 5 years	1.2	—
Standby letters of credit	Generally 1 year	26.5	4.2
Guarantee on the external Employee Stock Ownership Plan ("ESOP") borrowings	Through 2009	7.8	7.8
Government guarantees on employees	Up to 3 years from date of hire	0.1	—
Guarantee on active facility lease	Through 2012	0.8	—
Guarantees on leases for divested business which are subleased	Up to 27 months	0.4	0.1
		$101.4	$12.1

The Company has numerous assets, predominantly vehicles and equipment, under a one-year term renewable U.S. master personal property lease and is also a party to synthetic leasing programs for two of its major distribution centers and has guaranteed the residual value arising from its synthetic lease and U.S. master personal property lease programs. The lease guarantees aggregate $64.6 million while the fair value of the underlying assets is estimated at $76.2 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these lease guarantees. The Company has issued $26.5 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs. Shares of the Company's common stock held by the Employee Stock Ownership Plan ("ESOP") were purchased with the proceeds of external borrowings in the 1980's and borrowings from the Company in 1991. The external ESOP borrowings are guaranteed by the Company and are included in long-term debt. Shareowners' equity reflects a reduction for the internal and external borrowings.

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

The changes in the carrying amount of product and service warranties for the three months ended April 2, 2005 are as follows (in millions):

Balance January 1, 2005	$14.8
Warranties and guarantees issued	2.8
Warranty payments	(3.0)
Acquisitions and other	0.7
Balance April 2, 2005	$15.3

L.    Net Periodic Benefit Cost – Defined Benefit Plans

Following are the components of net periodic benefit cost for the three months ended April 2, 2005 and April 3, 2004 (in millions):

	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2005	2004	2005	2004	2005	2004
Service cost	$0.6	$0.7	$1.7	$1.6	$0.2	$0.1
Interest cost	0.7	0.6	3.1	2.3	0.3	0.3
Expected return on plan assets	(0.2)	(0.1)	(4.3)	(3.4)	—	—
Amortization of prior service cost	0.4	0.4	0.2	0.2	—	—
Amortization of net loss	0.1	0.1	1.2	0.3	—	—
Settlement / curtailment loss (gain)	—	—	0.5	(0.2)	—	—
Net periodic benefit cost	$1.6	$1.7	$2.4	$0.8	$0.5	$0.4

M.    Income Taxes

The Company recorded a $5.8 million tax benefit (6 cents per fully diluted share) in the first quarter of 2005 pertaining to the identification and execution of tax planning strategies enabling the reduction of a previously provided valuation allowance on future utilization of certain prior year European net operating losses. Primarily as a result of this event, the Company's income tax rate on net earnings from continuing operations was 23% in the first quarter of 2005 as compared with 31% in the first quarter of 2004.

In October 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act creates a temporary incentive for U.S. corporations to repatriate foreign earnings by providing an 85 percent deduction for certain dividends received from controlled foreign corporations. The deduction is subject to a number of limitations and, at present significant uncertainty remains with respect to interpretation of numerous provisions in the Act. As such, the Company is not yet in a position to decide on whether, and to what extent, it might repatriate foreign earnings. It is reasonably possible the Company may repatriate some amount between $0 and $324 million, with the related tax liability ranging from $0 to $42 million. The amount of additional tax expense accrued would be reduced if some part of the eligible dividend was attributable to foreign earnings on which a deferred tax liability has been previously accrued. The Company is awaiting the issuance of further regulatory guidance and passage of statutory technical corrections with respect to certain provisions in the Act prior to determining the amounts, if any, that it will repatriate and expects to be in a position to finalize its assessment later in 2005.

N.    Discontinued Operations

On October 15, 2004, the Company entered into a definitive agreement to sell its Home Décor business to Wellspring Capital Management LLC, a New York-based private equity investment firm. The $87 million cash sale transaction closed on December 4, 2004 and resulted in an after-tax gain of $24 million. In a definitive agreement effective December 31, 2004, the Company sold its German paint roller business, Friess, to Nespoli Groupe SpA for $6.4 million, and a loss of $3.6 million was recognized thereon. On December 8, 2003, the Company entered into a definitive agreement to sell its Residential Entry Door business to Masonite International Corporation. The $161 million cash sale transaction closed on March 2, 2004 and resulted in an after-tax gain of $95 million. The divestures of these businesses were made pursuant to the Company's growth strategy which entails a reduction of risk associated with certain large customer concentrations.

In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations of the Home Décor, Freiss and Residential Entry Door businesses for the current and prior periods have been reported as discontinued operations.

The Home Décor business supplied mirrored closet doors, closet organization products and wall décor products primarily through large retailers in North America and Europe. The Friess business manufactured paint rollers in Germany and sold them into the private label market in continental Europe. The Residential Entry Door business manufactured and distributed steel and fiberglass entry doors and components throughout North America. Operating results of the Home Décor, Friess and Residential Entry Door businesses, which were formerly included in the Consumer Products segment, for the three months ended April 3, 2004 are summarized as follows (in millions):

Q1 2004
Net sales	$69.8
Pretax earnings (including gain on disposition of $142.7 million)	$147.9
Income taxes on discontinued operations	49.4
Net earnings from discontinued operations	$98.5
Diluted earnings per share	$1.18

O.    New Accounting Standards

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on the Company's results of operations and financial position.

In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 amends the guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions" by replacing the exception from fair value measurement for nonmonetary exchanges of similar productive assets with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The adoption of SFAS 153 will not have a material impact on the Company's results of operations and financial position.

In December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". SFAS 123R supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and amends FASB Statement No. 95, "Statement of Cash Flows". The approach to quantifying stock-based compensation expense in SFAS 123R is similar to SFAS 123. However, the revised statement requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in the Consolidated Statements of Operations based on their fair values as they are earned by the employees under the vesting terms. Pro forma disclosure of stock-based compensation expense, as is the Company's practice under SFAS 123, will not be permitted after 2005, since SFAS 123R must be adopted no later than the first annual period beginning after June 15, 2005. The Company expects to follow the "modified prospective" method of adoption of SFAS 123R whereby earnings for prior periods will not be restated as though stock-based compensation had been expensed, rather than the "modified retrospective" method of adoption which would entail restatement of previously published earnings. The Company plans to adopt SFAS 123R for its 2006 fiscal year.

As permitted by SFAS 123, the Company currently accounts for share-based compensation to employees under the APB 25 intrinsic value method and generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of the SFAS 123R fair value method will impact the Company's results of operations, although it will have no impact on overall financial position. The impact of adoption of SFAS 123R will depend on levels of share-based compensation granted in the future and the fair value assigned thereto. The future impact of SFAS 123R is likely to approximate the pro forma compensation expense reported under SFAS 123 as described in the disclosure of pro forma net earnings and earnings per share in Note B to the Condensed Consolidated Financial Statements. As permitted by SFAS 123, the Company uses the actual forfeitures method whereby pro forma compensation expense is reduced only when options are forfeited. Under SFAS 123R, the estimated forfeiture method is required such that expected future forfeitures will be reflected as a reduction of stock-based compensation expense. However, under SFAS 123R, reduction of compensation expense is not permitted if a vested share-based payment is later forfeited, as would occur when an out-of-the money stock option is surrendered by a resigning employee. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, but this will not have a significant impact on the Company's cash flow reporting.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company continues to focus on a profitable growth strategy that encompasses acquisitions and the reduction of risk associated with certain large customer concentrations.

•	In January 2005, the Company acquired U.S. based Security Group, Inc. ("Security Group") for approximately $50 million. Security Group is comprised of two primary operating companies: Sargent & Greenleaf, Inc. and The SafeMasters Co., Inc. Sargent & Greenleaf, Inc. is a leading manufacturer of medium and high security locks and locking systems for the financial, government and retail markets. The SafeMasters Co., Inc., headquartered near Washington, DC, is a leading North American access control provider offering a wide variety of physical security installation, maintenance and repair services, with emphasis on mechanical locking systems.

•	In March 2005, the Company acquired certain assets and liabilities of Rolatape Corporation ("Rolatape"), a small business that is complementary to the CST/Berger business acquired in January 2004. Rolatape designs, manufactures and sells measuring devices for distribution in professional survey, construction and industrial channels.

The Company's operations are classified into three business segments: Consumer Products, Industrial Tools, and Security Solutions. The Consumer Products segment manufactures and markets hand tools, consumer mechanics tools and storage units, and hardware. These products are sold to customers and distributed directly to retailers (including home centers, mass merchants, hardware stores, and retail lumber yards). The Industrial Tools segment manufactures and markets professional mechanic tools and storage systems, pneumatic tools and fasteners, assembly tool systems and specialty tools, hydraulic tools and electronic leveling tools. These products are sold to customers and distributed either directly or through third party distributors. The Security Solutions segment manufactures and markets automatic doors, door locking systems, commercial hardware and security access control systems, primarily through various direct sales forces in the U.S., Canada and the U.K.

RESULTS OF OPERATIONS

The Company has provided a summary of its operating results at the consolidated level below, followed by an overview of its business segment performance.

Net Sales: Net sales from continuing operations were $806 million in the first quarter of 2005 as compared to $735 million in the first quarter of 2004, representing an increase of 10%. Sales from acquisitions amounted to $40 million, and organic sales increased 4% driven by improved pricing of 2%, volume growth of 1% and favorable foreign currency translation of 1%, primarily European and Asian. The pricing improvement was due to the Company's continued pursuit of customer price increases to offset commodity inflation over the past year as well as other pricing actions associated with more effective price management routines. The volume growth primarily relates to continued strong industrial tool demand, aided by recent share gains and continued solid economic conditions. Consumer Products sales were flat with prior year as several large home center and mass merchant customers in North America and Europe pursued inventory reduction programs. Security Solutions sales increased 24% as a result of acquisitions, while organic sales were flat mainly due to weather-related installation delays experienced in the automatic door business and overall weakness in the United Kingdom, offset by modest growth in mechanical access and strong double-digit growth in electronic systems integration.

Gross Profit: Gross profit from continuing operations was $289 million, or 35.8% of net sales, in the first quarter of 2005 as compared to $268 million, or 36.5% of net sales, last year. Acquisitions contributed $12 million of gross profit. Thus the organic business generated $277 million in gross profit, or 36.1% of sales, a rate down slightly versus the prior year. Strength in the Industrial Tools segment was offset by factors in the other segments. The Security Solutions segment gross profit decline as a percentage of sales is primarily attributable to: weather-related issues in the automatic doors business; the inclusion of the lower-margin recently acquired ISR and Security Group businesses, which reflects a $1 million non-recurring cost associated with the turnover of acquired inventory that was adjusted to fair market value in purchase accounting; and the lost income pertaining to the sale of certain financing lease receivables. Additionally, the overall results were negatively impacted by commodity and freight inflation (primarily steel) of $21 million during the quarter of which $16 million was recovered through customer pricing increases on the Company's products. The Company anticipates the full year 2005 commodity and freight cost inflation impact will approximate $40-45 million and that over two-thirds will be recovered through customer price increases.

SG&A expenses: Selling, general and administrative ("SG&A") expenses from continuing operations, inclusive of the provision for doubtful accounts, were $185 million, or 23.0% of net sales, as compared to $167 million, or 22.7% of net sales, in the prior year. Acquired businesses accounted for approximately two-thirds of the $18 million increase. The remaining increase is primarily attributable to higher audit and Sarbanes-Oxley 404 compliance costs. The remainder of the business portfolio held SG&A spending levels relatively flat as a percentage of sales.

Interest and Other-net: Net interest expense from continuing operations for 2005 and 2004 was $8 million. Other-net expenses from continuing operations were $10 million in the first quarter of 2005 versus $14 million last year. The decrease is mainly due to lower legal settlement costs, reduced losses on asset dispositions, and a decline in Mac Tools financing receivables program costs. In addition, in the first quarter of 2005 there was a small gain on the sale of certain financing lease receivables that was offset by higher environmental expense.

Income Taxes: The Company's income tax rate from continuing operations was 23% in the first quarter of this year, a significant decline compared to 31% in the prior year's first quarter. The Company identified and successfully executed certain tax planning strategies during the first quarter of 2005, including the expected future utilization of certain prior year European net operating losses, which resulted in a $6 million or 6 cents per fully diluted share benefit. A tax rate of 27% is estimated for the year.

Discontinued Operations: Net earnings from discontinued operations in the first quarter of 2004 amounted to $99 million. This reflects the $95 million gain on the sale of the Entry Door business in March, 2004, as well as the operating results of that business along with the Home Décor and German paint roller businesses that were divested in December, 2004.

Business Segments

The Company's reportable segments are an aggregation of businesses that have similar products and services, among other factors. The Company utilizes operating profit, which is defined as net sales minus cost of sales and SG&A, inclusive of the provision for doubtful accounts, and operating profit as a percentage of net sales to assess the profitability of each segment. Segment operating profit excludes interest income, interest expense, other-net and income tax expense.

Consumer Products: In the first quarter of 2005, Consumer Products net sales of $263 million were flat compared to the prior year, although average sell-through of Stanley products by major U.S. retailers was up substantially. This segment was impacted favorably by foreign currency which increased net sales by 2%, mainly from European and Asian currencies. The pricing impact was slightly favorable and a 2% volume decline was experienced, principally driven by the Americas and Europe. The volume decrease related primarily to the aforementioned customer inventory correction activities and weakness in the United Kingdom. These volume declines were offset partially by the strength in the consumer mechanics tools business. Operating profit was 15.9% of net sales versus 17.2% last year, due primarily to lower unit volume shipments, unfavorable product mix, the previously mentioned commodity cost inflation, and increased audit and Sarbanes-Oxley 404 compliance costs.

Industrial Tools: Industrial Tools net sales increased 11% to $349 million in the first quarter of 2005 as compared to $316 million in 2004. Excluding acquisitions, organic sales increased 10% to $347 million based on a 4% increase in pricing, 4% increase in volume and favorable foreign currency impact of

2%. The majority of the price increases to customers were due to the Company's actions in response to commodity inflation as previously discussed. Continued strong demand in fastening systems, industrial mechanics tools, industrial tool storage, laser leveling tools and hydraulic tools drove the volume improvement. Fastening systems experienced volume increases due to strength in its U.S. construction and industrial channels; the industrial mechanics tools volume continued to improve due to strong markets and economic conditions, continuing benefits from a strong steel recovery market, and a successful new product launch; and the hydraulic tools business experienced increased volume. Partially offsetting these increases was an 8% sales decline in the Mac Tools business, where attrition resulted in a 9% decline in the number of distributors versus a year ago. Operating margin was 10.5% vs. 9.1% in 2004, due to volume leverage and effective management of commodity cost pressures in the industrial businesses. Additionally, increased audit and Sarbanes-Oxley 404 compliance costs impacted the margins.

Security Solutions: Security Solutions sales increased 24% to $194 million in the first quarter of 2005 compared to $157 million in the prior year. Excluding acquisitions, organic sales were flat. The North American electronic access control and, to a lesser extent, the higher-margin mechanical access locking businesses experienced organic growth. These increases were offset by declines in the automatic doors business primarily associated with installation delays caused by poor weather conditions in certain regions of the United States, as well as exceptionally high volume in the first quarter of 2004 pertaining to a significant door replacement project at a major customer. Sales were also affected by the lost income following the sale of certain financing lease receivables. Operating profit as a percentage of net sales decreased to 13.0% in the first quarter versus 17.6% in the prior year. Aside from acquisitions, operating profit was $24 million or 15.3% of sales in the first quarter of 2005, a rate consistent with the 15.4% of net sales in the fourth quarter of 2004. The previously mentioned decrease in the automatic door business contributed to this change in operating profit, and management expects the performance of this business to recover given its current high backlog and the abatement of the weather-driven slow down. In addition, the recently acquired Security Group and ISR businesses have lower margins than the rest of the segment, and the first quarter reflects $1 million in cost associated with the purchase accounting adjustment of acquired inventory to fair market value which will not reoccur. As a result, the Company expects to achieve 14% operating profit in the Security Solutions segment in the second quarter of 2005, including 100 basis points of integration costs. The Company expects continued integration activities will occur during the remainder of 2005 and has initiated strategies for operating margin improvement including additional integration which will commence in the second quarter of 2005. Integration costs are expected to have a 3 cent per fully diluted share unfavorable impact in the second quarter.

Restructuring and Other Items

At April 2, 2005, the restructuring reserve of $3 million relates to actions commenced prior to 2005 and certain acquisition-related initiatives. A summary of the Company's restructuring and asset impairment reserve activity from January 1, 2005 to April 2, 2005 is as follows (in millions):

	01/01/2005	Additions	Usage	04/02/05
Acquisitions
Severance	$0.3	$1.0	$(0.3)	$1.0
Other	—	0.3	—	0.3
Q4 2004
Severance	1.2	—	(0.9)	0.3
Operation 15
Severance	2.0	—	(0.3)	1.7
Asset impairments	2.1	—	(2.1)	—
	$5.6	$1.3	$(3.6)	$3.3

The Company expects the above restructuring reserves to be substantially expended by the end of 2005.

In connection with its acquisitions of ISR and Security Group, the Company has initially recorded $1.3 million of restructuring reserves comprised of $1.0 million of severance and $0.3 million of lease exit costs. Of this amount, approximately $0.2 million has been utilized to date with $1.1 million of accrual remaining as of April 2, 2005. The Company plans to finalize its acquisition date integration plans during the second quarter of 2005.

FINANCIAL CONDITION

Liquidity, Sources and Uses of Capital:    Operating cash flows were $61 million in the first quarter of 2005 compared to $52 million in the first quarter of 2004. Working capital increased reflecting higher receivables associated with strong sales volume toward the end of the quarter and the normal first quarter build of inventory to support expected second quarter volume demand. The liquidation of certain financing lease receivables generated $43 million in cash. Aside from the $43 million realized on the sale of the lease portfolio, operating cash flow was $17 million as first quarter operating cash flows are typically lower than later quarters.

In the first quarter of 2005, cash payments for acquisitions, principally Security Group, totaled $60 million, significantly lower than the $250 million outflow in 2004 when Blick, Frisco Bay and CST/Berger were acquired. In 2005, $11 million of taxes were paid associated with the sale of the Home Décor business in late 2004, and in the first quarter of 2004 $162 million was realized upon the sale of the Entry Door business.

Net short-term borrowings, principally commercial paper, increased $105 million in 2005. In the first quarter of 2004, aside from normal debt service payments, the Company repaid $120 million of long-term debt which matured on March 1, 2004, and net short-term borrowings, principally commercial paper, increased $175 million. Overall the Company realized net cash inflows of $98 million from borrowing activities in the first quarter of 2005 versus $47 million in 2004.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the Company's exposure to market risk during the first quarter of 2005. For discussion of the Company's exposure to market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in the Company's Form 10-K for the year ended January 1, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chairman and its Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as of April 2, 2005, pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chairman and its Chief Financial Officer have concluded that, as of April 2, 2005, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic Securities Exchange Commission filings. There has been no change in the Company's internal controls that occurred during the first quarter of 2005 that have materially affected or are likely to materially affect the registrant's internal control over financial reporting. During the fourth quarter of 2004 and the first quarter of 2005, the Company has invested approximately $103 million in the acquisition of businesses. Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of these recently acquired businesses. As part of its ongoing integration activities, the Company is continuing to incorporate its controls and procedures into these recently acquired businesses.

CAUTIONARY STATEMENT
Under the Private Securities Litigation Reform Act of 1995

Certain statements in this Quarterly Report on Form 10-Q, including but not limited to those regarding the Company's ability to: (i) limit full year 2005 commodity and freight inflation impact to

$40-45 million; (ii) recover over two-thirds of the 2005 commodity and freight inflation impact through customer price increases; (iii) realize a 27% tax rate for the year; (iv) achieve a 14% operating profit in the Security Solutions segment in the second quarter of 2005 and limit the impact of integration costs on its operating profit to 100 basis points; (v) limit integration costs in the Security Solutions segment to 3 cents per fully diluted share in the second quarter; and (vi) expend established restructuring reserves by the end of 2005 are forward looking and inherently subject to risk and uncertainty.

The Company's ability to deliver the results as described above (the "Results") is based on current expectations and involves inherent risks and uncertainties, including factors listed below and other factors that could delay, divert, or change any of them, and could cause actual outcomes and results to differ materially from current expectations.

The Company's ability to deliver the Results is dependent upon: (i) the success of the Company's efforts to maintain prices in order to, among other things, offset the impact of steel and other commodity price inflation; (ii) the Company's ability to use net operating loss carry-forwards in the future; (iii) the Company's ability to satisfactorily resolve any issues arising through tax audits; (iv) the success of the Company's efforts to fill the existing backlog and generate future sales of automatic doors; (v) the success of the Company in finalizing acquisition date integration plans during the second quarter, and integrating its acquisitions; (vi) the Company's ability to respond to significant changes in product demand due to economic and other changes; (vii) continued improvements in productivity and cost reductions; (viii) the identification of overhead cost reduction opportunities and effective execution of the same, particularly with respect to recent acquisitions; and (ix) negotiation of satisfactory terms under which the Company buys and sells goods, materials and products.

The Company's ability to deliver the Results is also dependent upon: (i) the continued success of the Company's marketing and sales efforts, including the Company's ability to recruit and retain an adequate sales force; (ii) the continued success of programs to stimulate demand for Company products; (iii) the ability of the sales force to adapt to any changes made in the sales organization and achieve adequate customer coverage; (iv) the ability of the Company to fulfill demand for its products; (v) a geographic distribution of earnings in line with the Company's current expectations; (vi) the ability to continue successfully managing and defending claims and litigation; and (vii) the absence or mitigation of increased pricing pressures from customers and competitors and the ability to defend market share in the face of price competition.

The Company's ability to achieve the Results will also be affected by external factors. These external factors include pricing pressure and other changes within competitive markets, the continued consolidation of customers particularly in consumer channels, inventory management pressures on the Company's customers, increasing competition, changes in trade, monetary, tax and fiscal policies and laws, inflation, currency exchange fluctuations, the impact of dollar/foreign currency exchange and interest rates on the competitiveness of products and the Company's debt program, the strength of the U.S. economy and the impact of events that cause or may cause disruption in the Company's installation, distribution and sales networks such as weather conditions, war, terrorist activities, political unrest and recessionary or expansive trends in the economies of the world in which the Company operates.

Unless required by applicable securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date hereof.

PART 2 — OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about the Company's purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended April 2, 2005:

2005	(a) Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Program	Maximum Number Of Shares That May Yet Be Purchased Under The Program
January 2 - February 5	2,241	$48.64	—	—
February 6 - March 5	—	—	—	—
March 6 - April 2	—	—	—	—
	2,241	$48.64	—	—

(a)    This column includes repurchasing of shares for the deemed surrender to the Company by plan participants of shares of common stock to satisfy the taxes related to the vesting or delivery of a combination of restricted share units and long-term incentive shares.

ITEM 6.    EXHIBITS

10	(i) Long Term Incentive Award Program for the Three Year Performance Period ending December 29, 2007 (incorporated by reference to Exhibits 10.2, 10.3 and 10.4 to Current Report on Form 8-K filed February 25, 2005).*

(ii) Summary of Material Terms of the 2005 Management Incentive Compensation Program (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 25, 2005).*

11	Statement re Computation of Per Share Earnings (the information required to be presented in this exhibit appears in Note C to the Company's Condensed Consolidated Financial Statements set forth in this Form 10-Q)

31(i)	(a) Certification by Chairman and Chief Executive Officer pursuant to Rule 13a-14(a)

(b) Certification by Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a)

32	(i) Certification by Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

THE STANLEY WORKS
Date: May 6, 2005	By:	/s/ James M. Loree
James M. Loree Executive Vice President and Chief Financial Officer