Form 10-Q
period 2005-07-02
STANLEY WORKS
filed 2005-08-01
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005.

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

Yes         [x]         No

83,451,620 shares of the registrant's common stock were outstanding as of July 27, 2005.

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE STANLEY WORKS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JULY 2, 2005 AND JULY 3, 2004
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	SECOND QUARTER		YEAR TO DATE
	2005	2004	2005	2004
NET SALES	$824.0	$753.9	$1,630.3	$1,488.7
COSTS AND EXPENSES
Cost of sales	$521.8	$480.8	$1,039.2	$947.7
Selling, general and administrative	187.5	168.9	372.0	333.5
Provision for doubtful accounts	1.6	2.4	2.3	4.5
Interest expense	9.3	9.5	18.1	18.2
Interest income	(1.2)	(1.1)	(2.4)	(1.9)
Other, net	12.0	10.5	21.5	24.4
Restructuring charges	1.6	—	1.6	—
	$732.6	$671.0	$1,452.3	$1,326.4
Earnings from continuing operations before income taxes	91.4	82.9	178.0	162.3
Income taxes	25.4	24.1	45.3	48.5
Net earnings from continuing operations	$66.0	$58.8	$132.7	$113.8
Earnings from discontinued operations before income taxes (including gain on disposition of $142.7 million in 2004)	0.2	3.6	0.1	151.5
Income taxes on discontinued operations	0.3	1.0	0.3	50.4
Net (loss) earnings from discontinued operations	$(0.1)	$2.6	$(0.2)	$101.1
NET EARNINGS	$65.9	$61.4	$132.5	$214.9
NET EARNINGS PER SHARE OF COMMON STOCK
Basic:
Continuing operations	$0.79	$0.72	$1.60	$1.39
Discontinued operations	—	0.03	—	1.24
Total basic earnings per common share	$0.79	$0.75	$1.60	$2.63
Diluted:
Continuing operations	$0.78	$0.70	$1.56	$1.36
Discontinued operations	—	0.03	—	1.21
Total diluted earnings per common share	$0.78	$0.73	$1.56	$2.57
DIVIDENDS PER SHARE OF COMMON STOCK	$0.28	$0.26	$0.56	$0.52
Average shares outstanding (in thousands):
Basic	83,020	81,940	82,919	81,777
Diluted	84,983	84,112	85,076	83,763

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JULY 2, 2005 AND JANUARY 1, 2005
(Unaudited, Millions of Dollars)

	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$325.6	$250.0
Accounts and notes receivable	622.3	582.0
Inventories	443.0	413.4
Other current assets	75.7	82.2
Assets held for sale	0.7	44.3
Total current assets	1,467.3	1,371.9
Property, plant and equipment	1,224.3	1,220.7
Less: accumulated depreciation	829.7	821.8
	394.6	398.9
Goodwill	679.9	639.5
Customer relationships	157.4	144.9
Other intangible assets	152.0	143.8
Other assets	152.4	151.6
Total assets	$3,003.6	$2,850.6
LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities
Short-term borrowings	$193.5	$47.1
Current maturities of long-term debt	52.7	55.4
Accounts payable	308.4	300.4
Accrued income taxes	90.3	105.3
Accrued expenses	287.9	310.6
Total current liabilities	932.8	818.8
Long-term debt	468.1	481.8
Other liabilities	310.2	328.7
Commitments and contingencies (Note J)
Shareowners' equity
Common stock, par value $2.50 per share	237.7	237.7
Retained earnings	1,587.1	1,496.3
Accumulated other comprehensive loss	(91.6)	(55.2)
ESOP debt	(163.4)	(166.9)
	1,569.8	1,511.9
Less: cost of common stock in treasury	277.3	290.6
Total shareowners' equity	1,292.5	1,221.3
Total liabilities and shareowners' equity	$3,003.6	$2,850.6

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND SIX MONTHS ENDED JULY 2, 2005 AND JULY 3, 2004
(Unaudited, Millions of Dollars)

	SECOND QUARTER		YEAR TO DATE
	2005	2004	2005	2004
OPERATING ACTIVITIES
Net earnings	$65.9	$61.4	$132.5	$214.9
Depreciation and amortization	23.9	22.7	47.3	47.1
Reclassify taxes paid (proceeds) from sale of business to investing activities	8.1	21.9	18.7	(140.0)
Changes in working capital	(4.2)	2.9	(68.8)	(13.0)
Changes in other assets and liabilities	(16.6)	(18.0)	8.0	34.0
Cash provided by operating activities	77.1	90.9	137.7	143.0
INVESTING ACTIVITIES
Capital expenditures	(16.5)	(12.9)	(27.0)	(21.1)
(Taxes paid) proceeds from sale of business	(8.1)	(21.9)	(18.7)	140.0
Business acquisitions and asset disposals	(46.4)	(4.2)	(106.1)	(254.3)
Other investing activities	(4.6)	1.2	(12.6)	1.1
Cash used in investing activities	(75.6)	(37.8)	(164.4)	(134.3)
FINANCING ACTIVITIES
Payments on long-term debt	(7.4)	(9.5)	(14.6)	(136.8)
Net short-term borrowings	37.4	12.5	142.3	187.0
Cash dividends on common stock	(23.2)	(21.2)	(46.4)	(42.4)
Other financing activities	3.9	5.9	12.1	15.8
Cash provided by (used in) financing activities	10.7	(12.3)	93.4	23.6
Effect of exchange rate changes on cash	2.9	2.4	8.9	(1.0)
Change in cash and cash equivalents	15.1	43.2	75.6	31.3
Cash and cash equivalents, beginning of period	310.5	192.5	250.0	204.4
CASH AND CASH EQUIVALENTS, END OF PERIOD	$325.6	$235.7	$325.6	$235.7

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
BUSINESS SEGMENT INFORMATION
THREE AND SIX MONTHS ENDED JULY 2, 2005 AND JULY 3, 2004
(Unaudited, Millions of Dollars)

	SECOND QUARTER		YEAR TO DATE
	2005	2004	2005	2004
NET SALES
Consumer Products	$266.9	$257.7	$530.3	$520.0
Industrial Tools	348.2	321.4	697.5	637.4
Security Solutions	208.9	174.8	402.5	331.3
Total	$824.0	$753.9	$1,630.3	$1,488.7
OPERATING PROFIT
Consumer Products	$42.6	$39.4	$84.4	$84.4
Industrial Tools	38.0	35.5	74.7	64.1
Security Solutions	32.5	26.9	57.7	54.5
Total	$113.1	$101.8	$216.8	$203.0
Interest, net	8.1	8.4	15.7	16.3
Other, net	12.0	10.5	21.5	24.4
Restructuring charges	1.6	—	1.6	—
Earnings from continuing operations before income taxes	$91.4	$82.9	$178.0	$162.3

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2005

A.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereafter referred to as "generally accepted accounting principles") for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. Certain prior year amounts have been reclassified to conform to the current year's presentation. For further information, refer to the consolidated financial statements and footnotes included in The Stanley Works and Subsidiaries' (collectively, the "Company") Form 10-K for the year ended January 1, 2005.

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

If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates consistent with the method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," net earnings and earnings per share for the three and six months ended July 2, 2005 and July 3, 2004 would have been the pro forma amounts that follow (in millions, except per share amounts):

	Second Quarter		Year to Date
	2005	2004	2005	2004
Net earnings, as reported	$65.9	$61.4	$132.5	$214.9
Stock-based employee compensation expense determined under fair value method, net of related tax effects	(0.7)	(2.8)	(1.6)	(4.4)
Pro forma net earnings, fair value method	$65.2	$58.6	$130.9	$210.5
Earnings per share:
Basic, as reported	$0.79	$0.75	$1.60	$2.63
Basic, pro forma	$0.79	$0.71	$1.58	$2.57
Diluted, as reported	$0.78	$0.73	$1.56	$2.57
Diluted, pro forma	$0.77	$0.70	$1.54	$2.51

C.    Earnings Per Share

The following table reconciles the weighted average shares outstanding used to calculate basic and diluted earnings per share for the three and six months ended July 2, 2005 and July 3, 2004:

	Second Quarter		Year to Date
	2005	2004	2005	2004
Numerator (in millions):
Net earnings - basic and diluted	$65.9	$61.4	$132.5	$214.9
Denominator (in thousands):
Basic earnings per share - weighted average shares	83,020	81,940	82,919	81,777
Dilutive effect of stock options and awards	1,963	2,172	2,157	1,986
Diluted earnings per share - weighted average shares	84,983	84,112	85,076	83,763
Earnings per share of common stock:
Basic	$0.79	$0.75	$1.60	$2.63
Diluted	$0.78	$0.73	$1.56	$2.57

D.    Comprehensive Income

Comprehensive income for the three and six months ended July 2, 2005 and July 3, 2004 is as follows (in millions):

	Second Quarter		Year to Date
	2005	2004	2005	2004
Net earnings	$65.9	$61.4	$132.5	$214.9
Other comprehensive loss, net of tax	(25.0)	(13.8)	(36.4)	(12.4)
Comprehensive income	$40.9	$47.6	$96.1	$202.5

Other comprehensive loss is primarily the impact of foreign currency translation.

E.    Inventories

The components of inventories at July 2, 2005 and January 1, 2005 are as follows (in millions):

	2005	2004
Finished products	$343.9	$320.4
Work in process	32.4	29.3
Raw materials	66.7	63.7
Total inventories	$443.0	$413.4

F.    Assets Held for Sale

The decline in assets held for sale at July 2, 2005 as compared with January 1, 2005 is attributable to the sale of financing lease receivables, originated by the Blick business within the Security Solutions segment. The receivables were sold in early January for $43.4 million and a $1.5 million gain was recognized thereon, classified in Other-net in the Consolidated Statement of Operations.

G.    Acquisitions, Goodwill and Other Intangible Assets

2004 Acquisitions

On January 15, 2004, the Company completed the acquisition of Chicago Steel Tape Co. and affiliates ("CST/Berger") for $64 million. CST/Berger is a leading designer and manufacturer of laser and optical leveling and measuring equipment. On January 20, 2004, the Company acquired Blick plc ("Blick") for $177 million. Blick is a leading U.K. integrator of security systems, communication and time management solutions for the commercial and industrial sectors. On March 9, 2004, the Company acquired Frisco Bay Industries Ltd. ("Frisco Bay") for $39 million. Frisco Bay is a leading Canadian provider of security systems and equipment for financial institutions, government agencies and major industrial corporations. On December 13, 2004, the Company completed the acquisition of ISR Solutions, Inc. ("ISR"), a North American electronic security integrator, and on November 8, 2004, Cal Dor Specialities, Inc. ("Cal Dor"), a small automatic door distributor and installer was aquired; the purchase price for these fourth quarter acquistions was $41 million.

The total purchase price of $321 million for the 2004 acquisitions reflects transaction costs and is net of cash acquired. Amounts allocated to the assets acquired and liabilities assumed are based on estimates of fair value.

The CST/Berger, Blick and Frisco Bay purchase price allocations are complete. During the second quarter of 2005, the Company finalized its intangible asset and fixed asset valuations along with its integration execution plans for the ISR and Cal Dor acquisitions; the purchase price allocations for these acquisitions are substantially finalized and management does not expect any future material purchase price adjustments. The table below summarizes the 2004 acquistions' purchase price allocation (in millions), with adjustments made, principally to the ISR and Cal Dor allocations, during the first six months of 2005:

	January 1, 2005	Adjustments	April 2, 2005	Adjustments	July 2, 2005
Current assets (primarily accounts receivable and inventories)	$140.7	$0.2	$140.9	$(0.2)	$140.7
Property, plant and equipment	20.3	0.3	20.6	(0.2)	20.4
Goodwill	201.1	(6.1)	195.0	2.7	197.7
Other intangible assets	96.7	(1.1)	95.6	(0.9)	94.7
Other long-term assets	4.1	6.2	10.3	0.7	11.0
Total assets	$462.9	$(0.5)	$462.4	$2.1	$464.5
Current liabilities	$106.0	$0.9	$106.9	$1.2	$108.1
Other liabilities (primarily deferred taxes)	35.2	—	35.2	0.2	35.4
Total liabilities	$141.2	$0.9	$142.1	$1.4	$143.5

Intangible assets with definite lives are amortized over their estimated useful lives. The amounts allocated to separately identifiable intangible assets and weighted average useful lives assigned thereto are as follows: $5.5 million for tradenames – 5 years; $45.1 million for customer relationships – 11 years; $21.9 million for patents and copyrights – 5 years; and $13.1 million for other intangible assets – 8 years. Also, $9.1 million was allocated to the CST/Berger tradename, which has been determined to have an indefinite life and accordingly is not amortized.

The Company recorded $4.7 million in restructuring reserves, primarily for severance, in connection with its first quarter 2004 acquisitions of which $0.2 million remains accrued as of July 2, 2005. In connection with its acquisition of ISR, the Company recorded $0.9 million of restructuring reserves comprised of $0.8 million of severance and $0.1 million of lease exit costs. Of this amount, $0.2 million has been utilized to date with $0.7 million of accrual remaining as of July 2, 2005.

2005 Acquisitions

During the first quarter of 2005, the Company completed the acquisition of Security Group, Inc. ("Security Group") on January 4, 2005 and acquired certain assets and liabilities of Rolatape Corporation ("Rolatape") as of March 11, 2005 for a combined purchase price of $57.1 million. Security Group manufactures and distributes locking devices, lock parts and safes in the United States and Europe. The acquisition is consistent with the Company's growth strategy in the security industry and continued diversification of the Company's business portfolio away from certain large customer concentrations. Rolatape is engaged in the business of designing, manufacturing and selling measuring wheels for distribution in professional survey, construction and industrial channels. Rolatape, a small bolt on to the CST/Berger business, will expand the Company's product breadth and customer base in the measuring wheel market. In January 2005, the Company also acquired Eastern Vault & Security Limited ("EVS"), a small distributor of electronic security products and services primarily to financial institutions in Canada for $1.3 million, which was immediately integrated into the Frisco Bay business.

During the second quarter of 2005, the Company completed the acquisitions of Sielox Security Systems Pty Ltd ("Sielox") on May 12, 2005 and Precision Hardware, Inc. ("Precision") as of May 24, 2005 for a combined purchase price of $46.9 million. Sielox is an Australian-based security provider and integrator with expertise in providing security systems into new construction environments such as prisons, major apartment and office projects and provides the Company a footprint in the Australian security markets. Precision manufactures exit devices, door closures and security hardware in the United States and provides a complimentary product line to the Company's existing mechanical access business.

The acquisitions were accounted for as purchases in accordance with SFAS 141, "Business Combinations." The total purchase price for the acquisitions noted above reflects transaction costs and is net of cash acquired, and was allocated to the assets acquired and liabilities assumed based on their estimated fair value. As of July 2, 2005, the allocation of the purchase price for all first quarter acquisitions and the preliminary purchase price allocation for both second quarter acquisitions was to the following major opening balance sheet categories (in millions):

	First Quarter Acquisitions	Adjustments	As Adjusted First Quarter Acquisitions	Second Quarter Acquisitions	Total Acquisitions July 2, 2005
Current assets (primarily accounts receivable and inventories)	$22.1	$0.3	$22.4	$11.0	$33.4
Property, plant and equipment	6.5	0.3	6.8	2.8	9.6
Goodwill	35.7	(1.6)	34.1	21.0	55.1
Customer relationships	7.8	1.1	8.9	14.9	23.8
Tradenames	9.7	1.0	10.7	1.6	12.3
Other intangible assets	3.7	—	3.7	1.1	4.8
Other long-term assets	0.1	(0.1)	—	0.8	0.8
Total assets	$85.6	$1.0	$86.6	$53.2	$139.8
Current liabilities	$16.0	$0.4	$16.4	$6.1	$22.5
Other liabilities (primarily employee benefit and deferred tax related)	11.6	0.2	11.8	0.2	12.0
Total liabilities	$27.6	$0.6	$28.2	$6.3	$34.5

The amount allocated to tradenames includes $9.2 million related to a Security Group subsidiary and $0.9 million related to Rolatape which have been determined to have indefinite lives and accordingly are not amortized. Amortizable intangible assets are amortized over their estimated useful lives. The weighted average useful lives assigned to the amortizable intangible assets identified above are: tradenames – 7 years; customer relationships – 10 years; and other intangible assets – 5 years.

In connection with its acquisition of Security Group, the Company has recorded $0.5 million of restructuring reserves comprised of $0.3 million of severance and $0.2 million of lease exit costs. Of this amount, $0.2 million has been utilized to date with $0.3 million of accrual remaining as of July 2, 2005. The integration plans for this acquisition have been finalized.

In connection with its second quarter acquisition of Precision, the Company recorded approximately $0.7 million of severance costs in the initial purchase price allocation. No material amounts have been utilized as of July 2, 2005. The Company plans to finalize its acquisition date integration plans for Precision and Sielox during the third quarter of 2005.

The purchase price allocation is substantially finalized for the EVS, Security Group and Rolatape acquisitions and the Company does not expect to make any further material adjustments to purchase accounting. The Company expects the purchase price allocation for the Sielox and Precision acquisitions to be finalized during the third quarter of 2005 as the purchase price allocation for these two acquisitions is preliminary, primarily with respect to intangible asset and fixed asset valuations, related deferred tax amounts, integration accruals and other minor items.

Pre-Acquisition Pro Forma Earnings

Net sales, net earnings and diluted earnings per share would have been the pro forma amounts below if the 2004 and 2005 acquired companies had been included in the Consolidated Statements of Operations for the entire first quarter of 2004 and the three and six months ended July 3, 2004 (in millions, except per share amounts):

	Q1 2004	Q2 2004	YTD 2004
Net sales	$779.3	$790.4	$1,569.7
Net earnings	$153.1	$63.7	$216.8
Diluted earnings per share	$1.84	$0.76	$2.59

Due to the timing and size of the Rolatape, Security Group and EVS acquisitions, the Company's consolidated 2005 results are reflective of such acquisitions' impact. Accordingly, the pro forma effects of such acquisitions would not have a material impact on the Company's actual reported first and second quarter 2005 results. Net sales, net earnings and diluted earnings per share would have been the pro forma amounts below if Sielox and Precision had been included in the Consolidated Statements of Operations for the three and six months ended July 2, 2005 (in millions, except per share amount):

	Q1 2005	Q2 2005	YTD 2005
Net sales	$815.9	$829.3	$1,645.2
Net earnings	$68.6	$65.0	$133.6
Diluted earnings per share	$0.81	$0.76	$1.57

Operating results for the acquisitions during these pre-acquisition periods are not necessarily indicative of future operating results.

Goodwill

The changes in the carrying amount of goodwill by segment are as follows (in millions):

	Consumer Products	Industrial Tools	Security Solutions	Total
Balance January 1, 2005	$112.7	$136.4	$390.4	$639.5
Goodwill acquired during the year	—	3.0	52.1	55.1
Purchase accounting adjustments	—	—	(3.4)	(3.4)
Foreign currency translation / other	(0.9)	(3.4)	(7.0)	(11.3)
Balance July 2, 2005	$111.8	$136.0	$432.1	$679.9

H.    Debt and Other Financing Arrangements

In January 2005, the Company entered into a floating-to-fixed interest rate swap, fixing a Great Britain pound sterling floating rate operating lease liability. The notional value is 10.3 million Great Britain pound sterling with a maturity date of December 2008. The derivative has been designated as a cash flow hedge. At July 2, 2005, the fair value of this currency swap was a loss of $0.3 million as reflected in Other liabilities in the accompanying Condensed Consolidated Balance Sheet with the offset in accumulated other comprehensive loss, a component of shareowners' equity.

In February 2005, the Company entered into a cross currency interest rate swap to better match the cash flows related to its Great Britain pound sterling inter-company note payable with its cash flows from operations. The Company swapped the sterling floating rate liability resulting from the sale of lease receivables and the lending of that cash to the Company into a United States dollar floating rate liability with a United States dollar notional value of $51.1 million, and a maturity date of December 2005. The derivative has been designated as a fair value hedge. At July 2, 2005, the fair value of this currency swap was a loss of $1.3 million as reflected in Accrued expenses in the accompanying Condensed Consolidated Balance Sheet and the change in fair value is reported in Other-net in the Consolidated Statement of Operations.

In May 2005, the Company entered into a currency call option denominated in euro to mitigate the currency exposure related to the proposed acquisition of Facom Tools ("Facom"). This option has a notional value of 150 million euro, which represents approximately 37% of the purchase price, and has a scheduled expiration date of November 1, 2005. Under the terms of this call option, the Company paid a $2.0 million premium for the right, but not the obligation, to purchase 150 million euros at an exchange rate of 1.31 to the United States dollar. Because this derivative pertains to a pending acquisition, cash flow hedge accounting is not applicable and accordingly the financial instrument is marked to market with changes in fair value recorded in earnings. The fair value of this option was $0.4 million as of July 2, 2005. This $0.4 million of fair value combined with the $2.0 million premium paid resulted in $1.6 million expense reflected in Other-net in the Consolidated Statement of Operations for the three month period ending July 2, 2005.

In May 2005, the Company entered into a thirty year floating-to-fixed interest rate swap with a notional value of $150 million. The derivative hedges the interest rate exposure associated with the underlying borrowing of $150 million in 3.5% bonds maturing November 1, 2007 which the Company intends to refinance upon maturity. This financial instrument effectively locks in the interest rate to borrow $150 million in 2007 for 30 years at 5.1%. The derivative has been designated as a cash flow hedge. The fair value of the swap was a loss of $6.6 million as of July 2, 2005 and is reflected in Other liabilities in the accompanying Condensed Consolidated Balance Sheet with the offset in accumulated other comprehensive loss, a component of shareowners' equity.

I.    Restructuring Charges and Asset Impairments

A summary of the Company's restructuring and asset impairment reserve activity from January 1, 2005 to July 2, 2005 is as follows (in millions):

	01/01/05	Additions	Usage	Currency	07/02/05
Acquisitions
Severance	$0.3	$1.8	$(0.4)	$—	$1.7
Other	—	0.3	(0.1)	—	0.2
Q2 2005
Severance	—	1.4	(1.3)	—	0.1
Other	—	0.2	—	—	0.2
Q4 2004
Severance	1.2	—	(1.2)	—	—
Operation 15
Severance	2.0	—	(0.2)	(0.3)	1.5
Asset impairments	2.1	—	(2.1)	—	—
	$5.6	$3.7	$(5.3)	$(0.3)	$3.7

During the second quarter of 2005, the Company initiated a second phase of cost reduction activities at its Blick business, included in the Company's Security Solutions segment, of which approximately $1.6 million was recorded to restructuring expense in the Company's accompanying consolidated statement of income. Such action was entered into to streamline Blick's business model and primarily entailed the severance of approximately 50 employees. Of this amount, $1.3 million has been utilized to date with $0.3 million of accrual remaining as of July 2, 2005.

Integration of certain acquisitions requires reduction of redundant personnel, closure of facilities, and other restructuring actions related to the acquired businesses. In such cases, a restructuring accrual is recorded for actions identified in integration strategy plans initially developed by the Company as of the acquisition date, with a resulting increase to goodwill. As integration strategies are executed, the Company monitors the previously established restructuring accruals and makes adjustments to such accruals to the extent actual expenditures differ from the estimated accruals. Adjustments recorded to previously established restructuring accruals until the time integration plans are fully executed, not to exceed one year from date of original acquisition, are reflected in the final goodwill amount included in the purchase price allocation. Adjustments made subsequent to the finalization of integration strategies, or after one year from date of original acquisition, are reflected in the Company's results of operations for subsequent increases and in the purchase price allocation for subsequent decreases to such reserve balances.

In connection with its second quarter acquisition of Precision, the Company recorded $0.7 million relating to severance costs in the initial purchase price allocation with almost none utilized as of July 2, 2005. The Company plans to finalize its acquisition date integration plans for Precision and Sielox during the third quarter of 2005.

In connection with its acquisitions of ISR and Security Group, the Company recorded $1.4 million of restructuring reserves in the purchase price allocation comprised of $1.1 million of severance and $0.3 million of lease exit costs. Of this amount, $0.4 million has been utilized to date with $1.0 million of accrual remaining at July 2, 2005. The Company's acquisition date integration plans for these acquisitions have been finalized.

In addition to the above actions, approximately $1.5 million of severance reserves associated with the "Operation 15" initiative remain. The Company expects the remaining $3.7 million of restructuring reserves to be substantially expended by the end of 2005.

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

The Company's policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of July 2, 2005 and January 1, 2005, the Company had reserves of $15.0 million and $13.6 million, respectively, primarily for remediation activities associated with company-owned properties as well as for Superfund sites.

K.    Guarantees

The Company's financial guarantees at July 2, 2005 are as follows (in millions):

	Term	Maximum Potential Payment	Liability Carrying Amount
Guarantees on the residual values of leased properties	Up to 6 years	$65.8	$—
Standby letters of credit	Generally 1 year	26.5	4.2
Guarantee on the external Employee Stock Ownership Plan ("ESOP") borrowings	Through 2009	7.0	7.0
Commercial customer financing arrangements	Up to 5 years	1.1	—
Guarantee on active facility lease	Through 2012	0.8	—
Guarantees on leases for divested business which are subleased	Up to 24 months	0.4	0.1
Government guarantees on employees	Up to 3 years from date of hire	0.1	—
		$101.7	$11.3

The Company has numerous assets, predominantly vehicles and equipment, under a one-year term renewable U.S. master personal property lease and is also a party to synthetic leasing programs for two of its major distribution centers. The residual value related to the synthetic lease and U.S. master personal property lease programs is guaranteed by the Company. The lease guarantees aggregate $65.8 million while the fair value of the underlying assets is estimated at $77.5 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these lease guarantees. The Company has issued $26.5 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs. Shares of the Company's common stock held by the Employee Stock Ownership Plan ("ESOP") were purchased with the proceeds from external borrowings arranged in the 1980's and borrowings from the Company in 1991. The external ESOP borrowings are guaranteed by the Company and are included in long-term debt. Shareowners' equity reflects a reduction for the internal and external borrowings.

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

The changes in the carrying amount of product and service warranties for the six months ended July 2, 2005 are as follows (in millions):

Balance January 1, 2005	$14.8
Warranties and guarantees issued	6.3
Warranty payments	(6.3)
Acquisitions and other	0.7
Balance July 2, 2005	$15.5

L.    Net Periodic Benefit Cost – Defined Benefit Plans

Following are the components of net periodic benefit cost for the three and six months ended July 2, 2005 and July 3, 2004 (in millions):

	Second Quarter
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2005	2004	2005	2004	2005	2004
Service cost	$0.8	$0.6	$1.5	$1.5	$0.2	$0.2
Interest cost	1.2	0.6	3.0	2.3	0.2	0.2
Expected return on plan assets	(0.8)	(0.1)	(4.1)	(3.3)	—	—
Amortization of prior service cost / credit	0.3	0.5	0.1	0.1	(0.1)	(0.1)
Amortization of net loss	0.1	0.1	1.1	0.3	0.1	0.1
Settlement / curtailment loss	—	—	0.5	—	—	—
Net periodic benefit cost	$1.6	$1.7	$2.1	$0.9	$0.4	$0.4

	Year to Date
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2005	2004	2005	2004	2005	2004
Service cost	$1.4	$1.3	$3.2	$3.1	$0.4	$0.3
Interest cost	1.9	1.2	6.1	4.6	0.5	0.5
Expected return on plan assets	(1.0)	(0.2)	(8.4)	(6.7)	—	—
Amortization of prior service cost / credit	0.7	0.9	0.3	0.3	(0.1)	(0.1)
Amortization of net loss	0.2	0.2	2.3	0.6	0.1	0.1
Settlement / curtailment loss (gain)	—	—	1.0	(0.2)	—	—
Net periodic benefit cost	$3.2	$3.4	$4.5	$1.7	$0.9	$0.8

M.    Income Taxes

The Company recorded a $5.8 million tax benefit (6 cents per fully diluted share) in the first quarter of 2005 pertaining to the identification and execution of tax planning strategies enabling the reduction of a previously provided valuation allowance on future utilization of certain prior year European net operating losses. Primarily as a result of this event, the Company's income tax rate on net earnings from continuing operations was 25.4% for the six month period ended July 2, 2005 compared with 29.9% for the corresponding 2004 period.

In October 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act creates a temporary incentive for U.S. corporations to repatriate foreign earnings by providing an 85 percent deduction for certain dividends received from controlled foreign corporations. The deduction is subject to a number of limitations and at present some uncertainty remains with respect to interpretation of various provisions in the Act. As such, the Company is not yet in a position to decide on whether, and to what extent, it might repatriate foreign earnings. It is reasonably possible the Company may repatriate some amount between $0 and $324 million, with the related tax liability ranging from $0 to $42 million. The amount of the additional tax expense accrued would be reduced if some part of the eligible dividend was attributable to foreign earnings on which a deferred tax liability has been previously accrued. The Company is awaiting the issuance of further regulatory guidance and passage of statutory technical corrections with respect to certain provisions in the Act. In addition, the Company is in the process of assessing its future capital needs and identifying the optimal after-tax approach to meeting those cash requirements in light of market conditions and the limitations of the Act. The Company expects to complete its assessment and determine the amounts, if any, that it will repatriate later in 2005.

N.    Discontinued Operations

On October 15, 2004, the Company entered into a definitive agreement to sell its Home Décor business to Wellspring Capital Management LLC, a New York-based private equity investment firm. The $87 million cash sale transaction closed on December 4, 2004 and resulted in an after-tax gain of $24 million. In a definitive agreement effective December 31, 2004, the Company sold its German paint roller business, Friess, to Nespoli Groupe SpA for $6.4 million, and a loss of $3.6 million was recognized thereon. On December 8, 2003, the Company entered into a definitive agreement to sell its Residential Entry Door business to Masonite International Corporation. The $161 million cash sale transaction closed on March 2, 2004 and resulted in an after-tax gain of $95 million. The divestures of these businesses were made pursuant to the Company's growth strategy which entails a reduction of risk associated with certain large customer concentrations, and a redeployment of capital in higher growth and profitable activities.

In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations of the Home Décor, Friess and Residential Entry Door businesses for the current and prior periods have been reported as discontinued operations.

The Home Décor business supplied mirrored closet doors, closet organization products and wall décor products primarily through large retailers in North America and Europe. The Friess business manufactured paint rollers in Germany and sold them into the private label market in continental Europe. The Residential Entry Door business manufactured and distributed steel and fiberglass entry doors and components throughout North America. Operating results of the Home Décor, Friess and Residential Entry Door businesses, which were formerly included in the Consumer Products segment, for the three and six months ended July 3, 2004 are summarized as follows (in millions):

	Q2 2004	YTD 2004
Net sales	$40.9	$110.7
Pretax earnings (including gain on disposition of $142.7 million)	$3.6	$151.5
Income taxes on discontinued operations	1.0	50.4
Net earnings from discontinued operations	$2.6	$101.1
Diluted earnings per share	$0.03	$1.21

O.    Subsequent Event

On July 18, 2005, the Company announced a firm offer to purchase Facom for 410 million euros (approximately $494 million) which will be financed with a combination of cash on hand and debt issuance. The offer is subject to certain regulatory approvals, third-party consents and other customary conditions. Once these processes are completed, it is expected the transaction will close by year-end 2005 or shortly thereafter. Facom, based in France, is a leading European manufacturer of hand and mechanics tools with annual revenues approximating $445 million, and operating profit for the last twelve months of 12%. Facom designs, manufacturers and markets the majority of its product range of tools to professional automotive and industrial end users with its well-known industrial tool brands: Facom®, Virax® and USAG®.

P.    New Accounting Standards

In June 2005, the Financial Accounting Standards Board ("FASB") issued Statement No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No.3" ("SFAS 154"). This standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 requires that the change in accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. Such a change would require the Company to restate its previously issued financial statements to reflect the change in accounting principle to prior periods presented. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 will not have a material impact on the Company's results of operations and financial position.

In March 2005, FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations (an interpretation of FASB Statement No. 143)" ("FIN 47") was issued. FIN 47 provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. The Company is currently evaluating the potential impact of FIN 47.

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

OVERVIEW

The Company continues to focus on a profitable growth strategy in 2005 that encompasses investment in its core business, acquisitions and the reduction of risk associated with certain large customer concentrations.

•	In January 2005, the Company acquired U.S. based Security Group, Inc. ("Security Group") for approximately $50 million. Security Group is comprised of two primary operating companies: Sargent & Greenleaf, Inc. and The SafeMasters Co., Inc. Sargent & Greenleaf, Inc. is a leading manufacturer of medium and high security locks and locking systems for the financial, government and retail markets. The SafeMasters Co., Inc., headquartered near Washington, DC, is a leading North American access control provider offering a wide variety of physical security installation, maintenance and repair services, with emphasis on mechanical locking systems.

•	In March 2005, the Company acquired certain assets and liabilities of Rolatape Corporation ("Rolatape"), a small business that is complementary to the CST/Berger business acquired in January 2004. Rolatape designs, manufactures and sells measuring devices for distribution in professional survey, construction and industrial channels.

•	In May 2005, the Company completed two acquisitions in the Security Solutions segment, Precision Hardware, Inc. ("Precision") and Sielox Security Systems Pty Ltd ("Sielox"), for a combined purchase price of $47 million. Precision manufactures exit devices, door closures and security hardware in the United States and provides a complimentary product offering to the Company's existing mechanical access business. Australian-based Sielox specializes in the installation and servicing of electronic security systems for new construction projects.

•	On July 18, 2005, the Company announced a firm offer to purchase Facom Tools ("Facom") for 410 million euros (approximately $494 million) which will be financed with a combination of cash on hand and debt issuance. The offer is subject to certain regulatory approvals, third-party consents and other customary conditions. Once these processes are completed, it is expected the transaction will close by year-end 2005 or shortly thereafter. Facom, based in France, is a leading European manufacturer of hand and mechanics tools with annual revenues approximating $445 million, and last twelve months operating profit of 12%. Facom designs, manufacturers and markets the majority of its product range of tools to professional automotive and industrial end users with its well-known industrial tool brands: Facom®, Virax® and USAG®. Facom operates primarily within the premium industrial and automotive tools sector in Europe, while Stanley's European customer base is focused mainly on the construction and D-I-Y (do-it-yourself) channels. As a result, the two businesses would complement each other and benefit from joint efforts in areas such as product sourcing and raw materials and services procurement. The Company anticipates fully diluted EPS accretion from the acquisition would amount to approximately 10 cents per share in 2006 and increase to 65 cents per share in 2008 when 35 million euros ($42 million) in pre-tax synergies are expected to be realized. These estimates reflect significant acquisition-related costs necessary to achieve synergies to be incurred in 2007 and 2008, as well as the impact of inventory step-up purchase accounting in 2006.

RESULTS OF OPERATIONS

The Company has provided a summary of its consolidated operating results below, followed by an overview of its business segment performance.

Net Sales: Net sales from continuing operations were $824 million in the second quarter of 2005 as compared to $754 million in the second quarter of 2004, representing an increase of $70 million or 9%. Acquisitions contributed $35 million in net sales. Organic sales increased 5% as strong industrial tool demand continued, aided by solid share execution and stable market economic conditions. The consumer hand tools business generated strong sales to large home center and mass merchant customers as a result of increased demand. The Security Solutions segment's American electronic systems integration and mechanical access businesses grew, offset by declines in automatic doors and continued overall weakness in the United Kingdom. Favorable foreign currency translation, primarily European and Asian, increased net sales by 1%. The impact of pricing resulted in a net sales increase of 2% which was driven by the Company's continued pursuit of customer price increases to offset commodity inflation over the past year as well as other pricing associated with more effective price management routines. Year to date net sales from continuing operations in 2005 were $1.63 billion as compared to $1.49 billion in 2004, an increase of $142 million or 10%. Acquisitions contributed $75 million, or 5%, of net sales. Organic sales reflect a 1% volume increase, and favorable foreign currency translation and pricing increases each contributed 2%. The factors resulting in the Company's six month performance are primarily the same items discussed previously pertaining to the second quarter results combined with flat first quarter Consumer Product sales due to several large home center and mass merchant customers pursuing inventory reduction programs in America and Europe.

Gross Profit: The Company reported gross profit from continuing operations of $302 million, or 36.7% of net sales, in the second quarter of 2005, compared to $273 million, or 36.2% of net sales, in the prior year. Organic gross profit amounted to $291 million, or 36.9% of sales, as the acquired businesses increased gross profit by $11 million. The organic 70 basis point improvement in gross profit rate over the prior year quarter is primarily attributable to increased volume and higher Security Solutions margins reflecting the successful integration of recently acquired businesses, improved plant performance and field cost containment initiatives. Freight and commodity cost inflation was $10 million for the second quarter of 2005, which was fully recovered through customer price increases. Year to date gross profit from continuing operations in 2005 was $591 million as compared to $541 million in 2004. Excluding the favorable impact of acquisitions, first half gross profit increased $26 million and amounted to 36.4% of net sales, a slight rate increase compared with the six months ended June 2004. The favorable impacts of increased volume and second quarter Security Solutions performance more than offset declines associated with first quarter 2005 weather related issues in the automatic door business and the $1 million non-recurring cost associated with the turnover of acquired inventory that was adjusted to fair market value in purchase accounting. Also, freight and commodity cost inflation was $31 million for the six months ended June 2005, of which $27 million was recovered through customer price increases. The Company anticipates the full year 2005 commodity and freight cost inflation impact will approximate $30 - $40 million with an estimated additional $10 million of labor inflation. Price increases between $30 - $40 million are anticipated for the total year.

SG&A expenses: Selling, general and administrative expenses ("SG&A") from continuing operations, inclusive of the provision for doubtful accounts, were $189 million, or 22.9% of net sales, in the second quarter of 2005, compared to $171 million, or 22.7% of net sales, in the prior year. The increase of $18 million was primarily attributable to $6 million for acquired businesses, $3 million of increased advertising spending, $2 million of consulting fees associated with Security Solutions acquisition integration efforts, and an overall increase in business portfolio SG&A spending levels associated with the 5% organic sales growth. Year to date SG&A from continuing operations, inclusive of the provision for doubtful accounts, was $374 million, or 23.0% of net sales, compared to $338 million, or 22.7% of net sales, in the prior year. The factors resulting in the Company's six month performance are primarily the same items discussed previously pertaining to the second quarter results as SG&A with acquired businesses contributing approximately half of the increase.

Interest and Other-net: Interest expense from continuing operations in the second quarter was $9 million consistent with the second quarter of 2004. Year to date interest expense from continuing operations was $18 million in both 2005 and 2004. Despite rising interest rates, the Company held interest expense flat through the effective use of hedging strategies and maintenance of overall lower debt levels compared to the prior year.

Other-net expenses from continuing operations were $12 million in the second quarter of 2005 compared to $11 million in the second quarter of 2004 primarily due to $1 million of increased amortization expense associated with recent acquisitions, $1 million of losses pertaining to fixed asset disposals, and $1 million of increased expense related to derivatives, largely offset by a favorable change in foreign currency impact. Year to date Other-net expenses from continuing operations were $22 million, compared to $24 million in 2004 mainly due to $3 million of increased intangibles amortization, a $2 million first quarter gain on the sale of certain financing lease receivables, and a $2 million decline in Mac Tools financing receivable program costs.

Income Taxes: The Company's effective income tax rate from continuing operations was 27.8% in the second quarter this year compared to 29.1% in the prior year's quarter. The decrease was primarily driven by increased earnings in foreign locations with lower tax rates. Year to date, the income tax rate for 2005 was 25.4% as compared to 29.9% during the same time period in 2004 primarily due to a $5.8 million tax benefit in the first quarter of 2005 pertaining to the identification and execution of tax planning strategies enabling the reduction of a previously provided valuation allowance on future utilization of certain prior year European net operating losses as well as the same item discussed above pertaining to the second quarter results.

In October 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act creates a temporary incentive for U.S. corporations to repatriate foreign earnings by providing an 85 percent deduction for certain dividends received from controlled foreign corporations. The deduction is subject to a number of limitations and, at present some uncertainty remains with respect to interpretation of various provisions in the Act. As such, the Company is not yet in a position to decide on whether, and to what extent, it might repatriate foreign earnings. It is reasonably possible the Company may repatriate some amount between $0 and $324 million, with the related tax liability ranging from $0 to $42 million. The amount of the additional tax expense accrued would be reduced if some part of the eligible dividend was attributable to foreign earnings on which a deferred tax liability has been previously accrued. The Company is awaiting the issuance of further regulatory guidance and passage of statutory technical corrections with respect to certain provisions in the Act. In addition, the Company is in the process of assessing its future capital needs and identifying the optimal after-tax approach to meeting those cash requirements in light of market conditions and the limitations of the Act. The Company expects to complete its assessment and determine the amounts, if any, that it will repatriate later in 2005.

Discontinued Operations: Net earnings from discontinued operations in the first six months of 2004 amounted to $101 million. This reflects the $95 million gain on the sale of the Residential Entry Door business in March 2004, as well as the operating results of that business along with the Home Décor and German paint roller businesses that were divested in December 2004.

Business Segment Results

The Company's reportable segments are an aggregation of businesses that have similar products and services, among other factors. The Company utilizes operating profit, which is defined as net sales minus cost of sales and SG&A, inclusive of the provision for doubtful accounts, and operating profit as a percentage of net sales to assess the profitability of each segment. Segment operating profit excludes interest income, interest expense, other-net, restructuring and income tax expense. The Company's operations are classified into three business segments: Consumer Products, Industrial Tools, and Security Solutions. The Consumer Products segment manufactures and markets hand tools, consumer mechanics tools and storage units, and hardware. These products are sold to customers and distributed directly to retailers (including home centers, mass merchants, hardware stores, and retail lumber yards). The Industrial Tools segment manufactures and markets professional mechanic tools and storage systems, pneumatic tools and fasteners, assembly tool systems and specialty tools, hydraulic tools and electronic leveling tools. These products are sold to customers and distributed either directly or through third party distributors. The Security Solutions segment manufactures, integrates and markets automatic doors, door locking systems, door closure and exit devices, commercial hardware and security access control systems, primarily through various direct sales forces in the U.S., Canada and the U.K.

Consumer Products: Consumer Products sales of $267 million in the second quarter of 2005 represented a 4% increase from $258 million in the second quarter of 2004 driven by strong hand tool sales to large home center and mass merchant customers in North America as they experienced continued growth of average retail customer sell through of the Company's products. This growth was partly offset by declines in the consumer storage category. Favorable foreign currency, higher volume, and favorable pricing/mix contributed to the increase. Operating profit was $43 million, or 16.0% of net sales, for the second quarter of 2005, compared to $39 million, or 15.3% of net sales, in 2004 due primarily to volume leverage and favorable price/mix in excess of commodity cost inflation. On a year to date basis, Consumer Products net sales in 2005 were $530 million, a 2.0% increase from $520 million in 2004, mainly attributable to favorable foreign currency impact. Year to date operating profit in 2005 was $84 million, or 15.9% of net sales, compared to $84 million, or 16.2% of net sales in 2004. The decrease in the first half operating profit rate is related to the drop in first quarter sales volume caused by the inventory reduction program entered into by several large retailers and the impact of commodity cost inflation as discussed above.

Industrial Tools: Industrial Tools sales of $348 million in the second quarter of 2005 increased 8.3% from $321 million in the second quarter of 2004 including $2 million from an acquisition. Favorable volume, pricing and to a lesser extent currency, contributed to the increase. Continued strong demand in hydraulic tools, laser leveling tools, industrial mechanics tools, industrial tool storage, and to a lesser extent fastening systems, drove the volume improvement. The fastening systems business was aided by strength in the U.S. construction and industrial channels along with continued demand for innovative nail products; the laser leveling tools business increased volume was driven by brand expansion in the European professional markets and increased demand in the U.S. due to the launch of new product offerings; and the hydraulic tools business experienced increased volume driven by the higher prices associated with the scrap market due to the continued high demand for steel. Operating profit for the Industrial Tools segment as a whole was $38 million, or 10.9% of net sales, for the second quarter of 2005, compared to $36 million, or 11.0% of net sales, for the second quarter of 2004. The net favorable pricing impact associated with commodity inflation recovery initiatives was offset by unfavorable mix, and manufacturing inefficiencies in the fastening systems business, compared to the prior year. On a year to date basis, Industrial Tools net sales in 2005 were $698 million, a 9.4% increase from $637 million in 2004, with $5 million of the increase contributed by acquisitions. Year to date operating profit in 2005 was $75 million, or 10.7% of net sales, compared to $64 million, or 10.1% of net sales in 2004. The improvement in year to date sales and operating profit is primarily attributable to the increased sales volume as discussed above.

Security Solutions: Security Solutions sales increased 20% to $209 million in the second quarter of 2005 from $175 million in the second quarter of 2004. Excluding the impact of acquisitions, Security Solutions' organic sales increased 1%. Favorable volume gains were experienced by the American mechanical access locking and electronic access businesses. The mechanical access locking business increase in volume was due to benefits derived from its continued growing ability to offer larger retailers multi-solution products and provide them with a one stop shopping source. The American electronic access business continued to grow as it benefited from improved sales and marketing activities due to a reorganization of the system integration commercial team related to the assimilation of the recent ISR Solutions acquisition. Due to the exceptionally strong second quarter of 2004, reflecting a $9 million non-recurring retrofit contract with a major customer, the automatic door business had a significant decline in sales volume. However, the installation delays caused by weather issues which reduced sales volume in the first quarter of 2005 were non-recurring during the second quarter and the business performed in accordance with the Company's expectations. Overall continued weakness in the United Kingdom experienced by the Blick business also had a negative impact on organic sales volume. Segment operating margin increased to 15.6% as compared with 15.4% last year, and increased 260 basis points sequentially from the first quarter 2005 operating margin of 13.0%. This significant operating profit rate improvement was primarily attributable to: improved performance of the recent ISR and Security Group acquisitions driven by cost reduction actions including integration of field service organizations; execution of a second phase of cost reductions at Blick to streamline its business model; the continued roll-out of the Stanley Fulfillment System; implementation of certain common back office systems; strong performance by the automatic doors business reflecting field cost containment and plant productivity; and the absence of a non-recurring first quarter unfavorable impact associated with the turn of inventory reflected at its fair market value in acquisition accounting. Second quarter operating profit includes approximately $2 million (or 100 basis points) of consulting fees pertaining to Security Solutions acquisition integration initiatives. On a year to date basis, Security Solutions net sales in 2005 were $403 million, a 21.5% increase from $331 million in 2004. As with the second quarter, organic sales aside from the acquisitions were relatively flat. Year to date operating profit in 2005 was $58 million, or 14.3% of net sales, compared to $55 million, or 16.5% of net sales in 2004 primarily due to the first quarter 2005 weather issues and acquisition impacts discussed above.

Restructuring

During the second quarter of 2005, the Company initiated a second phase of cost reduction activities at its Blick business, included in the Company's Security Solutions segment, of which approximately $1.6 million was recorded to restructuring expense. This action was taken to streamline Blick's business model and primarily entailed the severance of approximately 50 employees. Of this amount, approximately $1.3 million has been utilized to date with $0.3 million of accrual remaining as of July 2, 2005.

In connection with its second quarter acquisition of Precision, the Company recorded approximately $0.7 million relating to severance costs to the initial purchase price allocation with almost none utilized as of July 2, 2005. The Company plans to finalize its acquisition date integration plans for Precision and Sielox during the third quarter of 2005.

In connection with its acquisitions of ISR and Security Group, the Company recorded $1.4 million of restructuring reserves in the purchase price allocation comprised of $1.1 million of severance and $0.3 million of lease exit costs. Of this amount, $0.4 million has been utilized to date with $1.0 million of accrual remaining as of July 2, 2005.

In addition to the above actions, approximately $1.5 million of severance reserves associated with the "Operation 15" initiative remain. The Company expects the aggregate $3.7 million of restructuring reserves at June, 2005 to be substantially expended by the end of 2005. Refer to Note I for additional information.

FINANCIAL CONDITION

Liquidity, Sources and Uses of Capital: Operating cash flows were $77 million in the second quarter of 2005 compared to $91 million in the second quarter of 2004. Working capital increased $4 million reflecting higher receivables associated with strong sales volume toward the end of the quarter, increased inventory necessary to meet third quarter promotions and seasonal demand along with improved fill rates, partially offset by an increase in trade payables. On a year to date basis, operating cash flow of $138 million in 2005 decreased by $5 million from 2004 based on the second quarter factors discussed above, partly offset by the liquidation of certain financing lease receivables during the first quarter of 2005 which generated $43 million in cash.

In the second quarter of 2005, cash payments for acquisitions, principally Precision and Sielox, totaled $47 million. Year to date acquisition spending was $106 million, reflecting the first quarter acquisitions of Security Group and Rolatape, which was significantly lower than the $255 million outflow in the first half of 2004 when Blick, Frisco Bay and CST/Berger were acquired. Investing cash flows associated with the sales of businesses reflect the March 2004 disposal of the Residential Entry Door business which generated cash proceeds of $162 million, and income tax payments pertaining to the gain on sale of this business as well as the Home Décor business that was divested in December 2004.

The Company realized net cash inflows of $11 million from financing activities in the second quarter of 2005 versus net cash outflows of $12 million in 2004 primarily due to the increase in net short-term borrowings, principally commercial paper, of $25 million. Year to date net cash inflows from financing activities of $93 million were $70 million higher than 2004. In the first quarter of 2004, aside from normal debt service payments, the Company repaid $120 million of long-term debt which matured on March 1, 2004.

As discussed, the Company announced that it has made a firm offer to purchase Facom for 410 million euros (approximately $494 million) in cash. Closing of the transaction is expected to occur by year-end 2005 or shortly thereafter pending satisfaction of regulatory approvals and other customary requirements. The Company expects to fund this acquisition through existing cash resources and debt, with the intention of preserving its current upper-tier investment grade credit ratings. In order to limit the U.S. dollar price related to the acquisition of Facom, the Company entered into a currency call option with a notional value of 150 million euros, and a scheduled expiration date of November 1, 2005. Under the terms of this call option, the Company paid a $2 million premium for the right (but not obligation) to purchase 150 million euros at an exchange rate of 1.31 to the U.S. dollar. Because this financial instrument pertains to a proposed acquisition, changes in fair value must be recorded in the results of operations. Other-net in the second quarter of 2005 reflects a $1.6 million loss for this call option comprised of the $2 million premium paid and the $0.4 million fair value of the instrument at the end of the period. The Company is not exposed to any loss beyond the premium paid for this call option, and would recognize a gain in the event that the market exchange rate for the euro exceeds 1.31 at the date the acquisition is consummated.

MARKET RISK

On July 21, 2005 China announced it will let the Chinese RMB (yuan) fluctuate ending its decade-old valuation peg to the U.S. dollar. The new yuan rate reflects an approximately 2% increase in value against the U.S. dollar. The Company sources significant products from China and other Asian low cost countries for resale in other regions. To the extent the yuan or these other currencies appreciate with respect to the U.S. dollar, the Company may experience cost increases on such purchases. While the present 2% appreciation of the yuan should not generate material cost increases for yuan denominated purchases, further appreciation of this or other currencies utilized for procurement could adversely affect profitability. In the event significant yuan or other currency appreciation occurs, the Company would initiate customer pricing or other actions in an effort to mitigate the related cost increases but it is possible such actions would not fully offset the potential unfavorable impact.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the Company's exposure to market risk during the second quarter of 2005. For discussion of the Company's exposure to market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in the Company's Form 10-K for the year ended January 1, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chairman and its Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as of July 2, 2005, pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chairman and its Chief Financial Officer have concluded that, as of July 2, 2005, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic Securities Exchange Commission filings. There has been no change in the Company's internal controls that occurred during the second quarter of 2005 that have materially affected or are reasonably likely to materially affect the registrant's internal control over financial reporting. During the fourth quarter of 2004 and the first half of 2005, the Company has invested approximately $146 million in the acquisition of businesses. Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of these recently acquired businesses. As part of its ongoing integration activities, the Company is continuing to incorporate its controls and procedures into these recently acquired businesses.

CAUTIONARY STATEMENT
Under the Private Securities Litigation Reform Act of 1995

Certain statements in this Quarterly Report on Form 10-Q, including but not limited to those regarding the Company's ability to: (i) obtain the required approvals and third-party consents and satisfy the customary conditions necessary to complete and close the described Facom acquisition; (ii) realize benefits related to the Facom acquisition including joint efforts in product sourcing, raw materials and services procurement; (iii) realize fully diluted EPS accretion from the proposed Facom acquisition amounting to approximately 10 cents per share in 2006 increasing to 65 cents per share in 2008 when 35 million euros ($42 million) in pre-tax synergies will be realized; (iv) repatriate certain foreign earnings and limit the tax liability related to the same; (v) finalize its acquisition date integration plans for Precision and Sielox during the third quarter of 2005; (vi) substantially expend the aggregate $3.8 million of restructuring reserves at July 2, 2005 by the end of 2005; (vii) fund the Facom acquisition through existing cash resources and debt, with the intention of preserving its current upper-tier investment grade credit ratings; (viii) limit full year commodity and freight cost inflation impact to approximately $30 – 40 million with an estimated additional $10 million of labor inflation; (ix) limit the impact of Statement of Financial Accounting Standards ("SFAS") 154, 123R, 153 and 151 as well as Financial Accounting Standards Board Interpretation No. 47; and (x) initiate and recognize the benefits of customer pricing (including, but not limited to price increases of $30 – 40 million for 2005) or other actions taken in an effort to mitigate commodity, freight, labor and other cost increases are forward looking and inherently subject to risk and uncertainty.

The Company's ability to deliver the results as described above (the "Results") is based on current expectations and involves inherent risks and uncertainties, including factors listed below and other factors that could delay, divert, or change any of them, and could cause actual outcomes and results to differ materially from current expectations.

The Company's ability to deliver the Results is dependent upon: (i) the implementation of the information / consultation procedure of the labor representatives required in connection with the proposed Facom acquisition; (ii) obtaining the approvals, third party consents and clearances required to consummate the proposed Facom acquisition; (iii) the ability of the Company to achieve the synergies anticipated as a result of the proposed Facom acquisition; (iv) the success of the Company in identifying, negotiating and closing future acquisitions and integrating its recent (as well as future) acquisitions; (v) the success of the Company's efforts to raise prices in order to, among other things, offset the impact of steel and other commodity and material price inflation; (vi) the need to respond to significant changes in product demand due to economic and other changes; (vii) continued improvements in productivity and cost reductions; (viii) the final geographic distribution of future earnings; (ix) the identification of overhead cost reduction opportunities and effective execution of the same; (x) the Company's favorable settlement of routine tax audits; (xi) the Company's ability to successfully limit the costs incurred in order to repatriate certain cash pursuant to the American Jobs Creation Act of 2004 and the result of new legislative guidance that may be issued with respect to the same; and (xii) satisfactory payment terms under which the Company buys and sells goods, materials and products.

The Company's ability to deliver the Results is also dependent upon: (i) the continued success of the Company's marketing and sales efforts, including the Company's ability to recruit and retain an adequate sales force; (ii) the continued success of The Home Depot, Lowe's and Wal-Mart sales initiatives as well as other programs to stimulate demand for company products; (iii) the success of recruiting programs and other efforts to maintain or expand overall Mac Tools truck count versus prior years; (iv) the ability of the sales force to adapt to changes made in the sales organization and achieve adequate customer coverage; (v) the ability of the Company to fulfill increasing demand for its products; (vi) the ability to continue successfully managing and defending claims and litigation; and (vii) the absence or mitigation of increased pricing pressures from customers and competitors and the ability to defend market share in the face of price competition.

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

PART 2 – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about the Company's purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the six months ended July 2, 2005:

2005	(a) Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Program	Maximum Number Of Shares That May Yet Be Purchased Under The Program
January 2 – February 5	2,241	$48.64	—	—
February 6 – March 5	—	—	—	—
March 6 – April 2	—	—	—	—
April 3 – May 7	189	45.59
May 8 – June 4	—	—	—	—
June 5 – July 2	—	—	—	—
	2,430	$48.40	—	—

(a) This column includes repurchasing of shares for the deemed surrender to the Company by plan participants of shares of common stock to satisfy the taxes related to the vesting or delivery of a combination of restricted share units and long-term incentive shares.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting was held on April 27, 2005.

(i)	The following directors were elected at the meeting:

	Shares Voted For	Shares Withheld
Stillman B. Brown	54,395,453	21,381,988
Emmanuel A. Kampouris	53,282,464	22,494,977
Kathryn D. Wriston	53,239,431	22,538,010

(ii)	Ernst & Young LLP was approved as the Company's independent auditors by the following vote:

FOR:	72,013,071	AGAINST:	3,180,628
ABSTAIN:	583,742

(iii)	A shareowner proposal urging the Company's Board of Directors to take the necessary steps to require that all members of the Board of Directors be elected annually was approved by the following vote:

FOR:	43,832,265	AGAINST:	20,354,930
ABSTAIN:	1,149,426	BROKER NON VOTES:	10,440,820

(iv)	A shareowner proposal requesting that the Company's Board of Directors institute a policy disallowing the performance of tax and other services by the Company's independent auditors was not approved. The vote was as follows:

FOR:	15,204,852	AGAINST:	48,959,017
ABSTAIN:	1,172,752	BROKER NON VOTES:	10,440,820

ITEM 6.	EXHIBITS

11	Statement re Computation of Per Share Earnings (the information required to be presented in this exhibit appears in Note C to the Company's Condensed Consolidated Financial Statements set forth in this Form 10-Q)

31(i)	(a) Certification by Chairman and Chief Executive Officer pursuant to Rule 13a-14(a)

(b)	Certification by Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a)

32	(i)	Certification by Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(ii)	Certification by Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE STANLEY WORKS

Date: August 1, 2005

By:	/s/ James M. Loree James M. Loree Executive Vice President and Chief Financial Officer