Form 10-Q
period 2005-10-01
STANLEY WORKS
filed 2005-10-31
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005.

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

Yes         No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes No

83,611,072 shares of the registrant's common stock were outstanding as of October 25, 2005.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE STANLEY WORKS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED OCTOBER 1, 2005 AND OCTOBER 2, 2004
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	THIRD QUARTER		YEAR TO DATE
	2005	2004	2005	2004
NET SALES	$844.8	$751.8	$2,475.1	$2,240.5
COSTS AND EXPENSES
Cost of sales	$539.7	$474.0	$1,578.9	$1,421.7
Selling, general and administrative	175.9	170.3	547.9	503.8
Provision for doubtful accounts	3.9	2.9	6.2	7.4
Interest expense	9.5	9.4	27.6	27.6
Interest income	(1.3)	(1.1)	(3.7)	(3.0)
Other, net	12.2	10.3	33.7	34.7
Restructuring charges	2.3	—	3.9	—
	$742.2	$665.8	$2,194.5	$1,992.2
Earnings from continuing operations before income taxes	102.6	86.0	280.6	248.3
Income taxes	25.7	24.8	71.0	73.3
Net earnings from continuing operations	$76.9	$61.2	$209.6	$175.0
Earnings from discontinued operations before income taxes (including gain on disposition of $142.3 million in 2004)	—	3.8	0.1	155.3
Income taxes on discontinued operations	—	1.1	0.3	51.5
Net earnings (loss) from discontinued operations	$—	$2.7	$(0.2)	$103.8
NET EARNINGS	$76.9	$63.9	$209.4	$278.8
NET EARNINGS PER SHARE OF COMMON STOCK
Basic:
Continuing operations	$0.92	$0.74	$2.52	$2.14
Discontinued operations	—	0.03	—	1.27
Total basic earnings per common share	$0.92	$0.78	$2.52	$3.40
Diluted:
Continuing operations	$0.90	$0.72	$2.46	$2.08
Discontinued operations	—	0.03	—	1.24
Total diluted earnings per common share	$0.90	$0.76	$2.46	$3.32
DIVIDENDS PER SHARE OF COMMON STOCK	$0.29	$0.28	$0.85	$0.80
Average shares outstanding (in thousands):
Basic	83,566	82,173	83,160	81,904
Diluted	85,483	84,384	85,242	83,945

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
OCTOBER 1, 2005 AND JANUARY 1, 2005
(Unaudited, Millions of Dollars)

	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$338.1	$250.0
Accounts and notes receivable	652.9	582.0
Inventories	447.0	413.4
Other current assets	74.5	82.2
Assets held for sale	0.6	44.3
Total current assets	1,513.1	1,371.9
Property, plant and equipment	1,237.8	1,220.7
Less: accumulated depreciation	835.8	821.8
	402.0	398.9
Goodwill	688.7	639.5
Customer relationships	149.2	144.9
Other intangible assets	149.0	143.8
Other assets	151.4	151.6
Total assets	$3,053.4	$2,850.6
LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities
Short-term borrowings	$159.2	$47.1
Current maturities of long-term debt	52.4	55.4
Accounts payable	319.0	300.4
Accrued income taxes	74.7	105.3
Accrued expenses	288.1	310.6
Total current liabilities	893.4	818.8
Long-term debt	467.1	481.8
Other liabilities	314.7	328.7
Commitments and contingencies (Note J)
Shareowners' equity
Common stock, par value $2.50 per share	237.7	237.7
Retained earnings	1,644.9	1,496.3
Accumulated other comprehensive loss	(84.6)	(55.2)
ESOP	(161.6)	(166.9)
	1,636.4	1,511.9
Less: cost of common stock in treasury	258.2	290.6
Total shareowners' equity	1,378.2	1,221.3
Total liabilities and shareowners' equity	$3,053.4	$2,850.6

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND NINE MONTHS ENDED OCTOBER 1, 2005 AND OCTOBER 2, 2004
(Unaudited, Millions of Dollars)

	THIRD QUARTER		YEAR TO DATE
	2005	2004	2005	2004
OPERATING ACTIVITIES
Net earnings	$76.9	$63.9	$209.4	$278.8
Depreciation and amortization	23.4	23.2	70.7	70.3
Changes in working capital	(45.2)	(34.0)	(114.0)	(47.0)
Changes in other assets and liabilities	19.5	45.9	46.2	(60.1)
Cash provided by operating activities	74.6	99.0	212.3	242.0
INVESTING ACTIVITIES
Capital expenditures	(17.0)	(15.3)	(44.0)	(36.4)
(Taxes paid) proceeds from sale of business	(1.9)	(10.5)	(20.6)	129.5
Business acquisitions and asset disposals	(2.3)	(3.2)	(108.4)	(257.5)
Other investing activities	(0.1)	(2.6)	(12.7)	(1.5)
Cash used in investing activities	(21.3)	(31.6)	(185.7)	(165.9)
FINANCING ACTIVITIES
Payments on long-term debt	(7.2)	(9.3)	(21.8)	(146.1)
Net short-term borrowings	(28.8)	(16.8)	112.5	170.2
Cash dividends on common stock	(24.2)	(23.0)	(70.6)	(65.4)
Other financing activities	17.5	3.4	30.6	19.2
Cash (used in) provided by financing activities	(42.7)	(45.7)	50.7	(22.1)
Effect of exchange rate changes on cash	1.9	(1.1)	10.8	(2.1)
Change in cash and cash equivalents	12.5	20.6	88.1	51.9
Cash and cash equivalents, beginning of period	325.6	235.7	250.0	204.4
CASH AND CASH EQUIVALENTS, END OF PERIOD	$338.1	$256.3	$338.1	$256.3

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
BUSINESS SEGMENT INFORMATION
THREE AND NINE MONTHS ENDED OCTOBER 1, 2005 AND OCTOBER 2, 2004
(Unaudited, Millions of Dollars)

	THIRD QUARTER		YEAR TO DATE
	2005	2004	2005	2004
NET SALES
Consumer Products	$295.5	$256.9	$825.8	$776.9
Industrial Tools	332.7	323.4	1,030.2	960.8
Security Solutions	216.6	171.5	619.1	502.8
Total	$844.8	$751.8	$2,475.1	$2,240.5
OPERATING PROFIT
Consumer Products	$57.0	$41.6	$141.4	$126.0
Industrial Tools	29.6	33.7	104.3	97.8
Security Solutions	38.7	29.3	96.4	83.8
Total	$125.3	$104.6	$342.1	$307.6
Interest, net	8.2	8.3	23.9	24.6
Other, net	12.2	10.3	33.7	34.7
Restructuring charges	2.3	—	3.9	—
Earnings from continuing operations before income taxes	$102.6	$86.0	$280.6	$248.3

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 1, 2005

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

B.    Stock-Based Compensation

The Company accounts for its stock-based compensation plans using the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost is recognized for stock option plans unless the quoted market price of the stock at the grant date is in excess of the amount the employee must pay to acquire the stock.

If compensation cost for the Company's stock option plans had been determined based on the fair value at the grant dates consistent with the method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," net earnings and earnings per share for the three and nine months ended October 1, 2005 and October 2, 2004 would have been the pro forma amounts that follow (in millions, except per share amounts):

	Third Quarter		Year to Date
	2005	2004	2005	2004
Net earnings, as reported	$76.9	$63.9	$209.4	$278.8
Stock-based employee compensation expense determined under fair value method, net of related tax effects	(1.2)	(1.9)	(2.8)	(6.3)
Pro forma net earnings, fair value method	$75.7	$62.0	$206.6	$272.5
Earnings per share:
Basic, as reported	$0.92	$0.78	$2.52	$3.40
Basic, pro forma	$0.91	$0.75	$2.48	$3.33
Diluted, as reported	$0.90	$0.76	$2.46	$3.32
Diluted, pro forma	$0.89	$0.73	$2.42	$3.25

C.    Earnings Per Share

The following table reconciles the weighted average shares outstanding used to calculate basic and diluted earnings per share for the three and nine months ended October 1, 2005 and October 2, 2004:

	Third Quarter		Year to Date
	2005	2004	2005	2004
Numerator (in millions):
Net earnings – basic and diluted	$76.9	$63.9	$209.4	$278.8
Denominator (in thousands):
Basic earnings per share – weighted average shares	83,566	82,173	83,160	81,904
Dilutive effect of stock options and awards	1,917	2,211	2,082	2,041
Diluted earnings per share – weighted average shares	85,483	84,384	85,242	83,945
Earnings per share of common stock:
Basic	$0.92	$0.78	$2.52	$3.40
Diluted	$0.90	$0.76	$2.46	$3.32

D.    Comprehensive Income

Comprehensive income for the three and nine months ended October 1, 2005 and October 2, 2004 is as follows (in millions):

	Third Quarter		Year to Date
	2005	2004	2005	2004
Net earnings	$76.9	$63.9	$209.4	$278.8
Other comprehensive gain (loss), net of tax	7.0	6.9	(29.4)	(5.5)
Comprehensive income	$83.9	$70.8	$180.0	$273.3

Other comprehensive gain (loss) is primarily the impact of foreign currency translation.

E.    Inventories

The components of inventories at October 1, 2005 and January 1, 2005 are as follows (in millions):

	2005	2004
Finished products	$342.0	$320.4
Work in process	34.7	29.3
Raw materials	70.3	63.7
Total inventories	$447.0	$413.4

F.    Assets Held for Sale

The decline in assets held for sale at October 1, 2005 as compared with January 1, 2005 is attributable to the sale of financing lease receivables, originated by the Blick business within the Security Solutions segment. The receivables were sold in early January for $43.4 million and a $1.5 million gain was recognized thereon, classified in Other-net in the Consolidated Statement of Operations.

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

The CST/Berger, Blick, Frisco Bay and Cal Dor purchase price allocations are complete. During the second quarter of 2005, the Company finalized its intangible asset and fixed asset valuations along with its integration execution plans for the ISR and Cal Dor acquisitions. Also, during the third quarter of 2005, the Company received a favorable working capital purchase price adjustment of $1.1 million from ISR's former shareowners. The purchase price allocation for this acquisition is substantially finalized and management does not expect any future material purchase price adjustments. The table below summarizes the 2004 acquistions' purchase price allocation (in millions), with adjustments made, principally to the ISR and Cal Dor allocations, during the first nine months of 2005:

	January 1, 2005	Adj.	April 2, 2005	Adj.	July 2, 2005	Adj.	October 1, 2005
Current assets (primarily accounts receivable and inventories)	$140.7	$0.2	$140.9	$(0.2)	$140.7	$—	$140.7
Property, plant and equipment	20.3	0.3	20.6	(0.2)	20.4	(0.1)	20.3
Goodwill	201.1	(6.1)	195.0	2.7	197.7	0.4	198.1
Other intangible assets	96.7	(1.1)	95.6	(0.9)	94.7	—	94.7
Other long-term assets	4.1	6.2	10.3	0.7	11.0	(1.2)	9.8
Total assets	$462.9	$(0.5)	$462.4	$2.1	$464.5	$(0.9)	$463.6

Current liabilities	$106.0	$0.9	$106.9	$1.2	$108.1	$0.2	$108.3
Other liabilities (primarily deferred taxes	35.2	—	35.2	0.2	35.4	—	35.4
Total liabilities	$141.2	$0.9	$142.1	$1.4	$143.5	$0.2	$143.7

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

The Company recorded $4.7 million in restructuring reserves, primarily for severance, in connection with its first quarter 2004 acquisitions of which $0.2 million remains accrued as of October 1, 2005. In connection with its acquisition of ISR, the Company recorded $0.9 million of restructuring reserves comprised of $0.8 million of severance and $0.1 million of lease exit costs. Of this amount, $0.5 million has been utilized to date with $0.4 million of accrual remaining as of October 1, 2005.

2005 Acquisitions

During the first quarter of 2005, the Company completed the acquisition of Security Group, Inc. ("Security Group") on January 4, 2005 and acquired certain assets and liabilities of Rolatape Corporation ("Rolatape") as of March 11, 2005 for a combined purchase price of $57.0 million including a $6.9 million hold back note payable which is payable in quarterly installments during 2005. Security Group manufactures and distributes locking devices, lock parts and safes in the United States and Europe. The acquisition is consistent with the Company's growth strategy in the security industry and continued diversification of the Company's business portfolio away from certain large customer concentrations. Rolatape is engaged in the business of designing, manufacturing and selling measuring wheels for distribution in professional survey, construction and industrial channels. Rolatape, a small bolt on to the CST/Berger business, will expand the Company's product breadth and customer base in the measuring wheel market. In January 2005, the Company also acquired Eastern Vault & Security Limited ("EVS"), a small distributor of electronic security products and services primarily to financial institutions in Canada for $1.3 million, which was immediately integrated into the Frisco Bay business.

During the second quarter of 2005, the Company completed the acquisitions of Sielox Security Systems Pty Ltd ("Sielox") on May 12, 2005 and Precision Hardware, Inc. ("Precision") as of May 24, 2005 for a combined purchase price of $47.8 million. Sielox is an Australian-based security provider and integrator with expertise in providing security systems into new construction environments such as prisons, major apartment and office projects and provides the Company a footprint in the Australian security markets. Precision manufactures exit devices, door closers and security hardware in the United States and provides a complementary product line to the Company's existing Mechanical Access business.

The Company completed the acquisitions of ABZ Verwaltungs, Beteiligungs and Handels Gmbh along with a remaining 50% interest in Chicago Steel Tape Gmbh (collectively "ABZ") and Pinnacle Electronic Systems, Inc. ("Pinnacle") during the third quarter of 2005. ABZ, which was acquired for $2.8 million on September 6, 2005, is engaged in the business of the development and production of surveying technology and equipment and is based in Germany. Pinnacle, which was acquired on September 30, 2005 for $4.7 million, is a full-service electronic security integrator specializing in correctional facilities in the Eastern and Midwestern United States.

The acquisitions were accounted for as purchases in accordance with SFAS 141, "Business Combinations." The total purchase price for the acquisitions noted above reflects transaction costs and is net of cash acquired, and was allocated to the assets acquired and liabilities assumed based on their estimated fair value. As of October 1, 2005, the allocation of the purchase price for all first and second quarter acquisitions and the preliminary purchase price allocation for both third quarter acquisitions were to the following major opening balance sheet categories (in millions):

	First & Second Quarter Acquisitions	Adjustments	As Adjusted First and Second Quarter Acquisitions	Third Quarter Acquisitions	Total Acquisitions October 1, 2005
Current assets (primarily accounts receivable and inventories)	$26.5	$(0.3)	$26.2	$7.0	$33.2
Property, plant and equipment	9.6	(0.3)	9.3	0.3	9.6
Goodwill	55.1	6.4	61.5	3.2	64.7
Customer relationships	23.8	(4.5)	19.3	1.6	20.9
Tradenames	12.3	0.1	12.4	—	12.4
Other intangible assets	4.8	(0.2)	4.6	—	4.6
Other long-term assets	0.8	0.2	1.0	—	1.0
Total assets	$132.9	$1.4	$134.3	$12.1	$146.4
Current liabilities	$22.5	$0.6	$23.1	$4.5	$27.6
Other liabilities (primarily employee benefit and deferred tax related)	12.0	—	12.0	0.1	12.1
Total liabilities	$34.5	$0.6	$35.1	$4.6	$39.7

The adjustments made to the first and second quarter acquisitions during the third quarter of 2005 primarily relate to the finalization of intangible asset valuations for Sielox and Precision along with associated deferred tax liabilities and a favorable working capital purchase price adjustment received from Precision's former shareholders.

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

In connection with its acquisition of Security Group, the Company has recorded $0.5 million of restructuring reserves comprised of $0.3 million of severance and $0.2 million of lease exit costs. Of this amount, $0.2 million has been utilized to date with $0.3 million of accrual remaining as of October 1, 2005. The integration plans for this acquisition have been finalized.

In connection with its second quarter acquisition of Precision, the Company recorded approximately $0.7 million of severance costs in the initial purchase price allocation which has been fully utilized as of October 1, 2005. The Company continues to finalize its acquisition date integration plan for Precision, which is expected to be completed during the fourth quarter of 2005.

The purchase price allocation is substantially finalized for the EVS, Security Group, Rolatape and Sielox acquisitions and the Company does not expect to make any further material adjustments to purchase accounting. The Company expects the purchase price allocation for the Precision acquisition to be finalized during the fourth quarter of 2005 as the purchase price allocation for this acquisition is preliminary, primarily with respect to integration accruals and other minor items.

The purchase price allocation is preliminary for ABZ and Pinnacle in regards to intangible asset and fixed asset valuations, integration accruals and other items. The Company expects to complete the respective purchase price allocations for these acquisitions within the subsequent six month period.

Pre-Acquisition Pro Forma Earnings

Net sales, net earnings and diluted earnings per share would have been the pro forma amounts below if the 2004 and 2005 acquired companies had been included in the Consolidated Statements of Operations for the entire first, second and third quarters of 2004 and the nine months ended October 2, 2004 (in millions, except per share amounts):

	Q1 2004	Q2 2004	Q3 2004	YTD 2004
Net sales	$783.8	$794.9	$793.4	$2,372.1
Net earnings	$153.4	$64.1	$67.2	$284.7
Diluted earnings per share	$1.84	$0.76	$0.80	$3.39

Due to the timing and size of the Rolatape, Security Group and EVS acquisitions, the Company's consolidated 2005 results are reflective of such acquisitions' impact. Accordingly, the pro forma effects of such acquisitions would not have a material impact on the Company's actual reported first, second and third quarter 2005 results. Net sales, net earnings and diluted earnings per share would have been the pro forma amounts below if Sielox, Precision, Pinnacle and ABZ had been included in the Consolidated Statements of Operations for the first, second, and third quarters of 2005 and the nine months ended October 1, 2005 (in millions, except per share amounts):

	Q1 2005	Q2 2005	Q3 2005	YTD 2005
Net sales	$820.3	$833.5	$849.1	$2,502.9
Net earnings	$69.0	$65.6	$77.3	$211.9
Diluted earnings per share	$0.81	$0.77	$0.90	$2.49

Operating results for the acquisitions during these pre-acquisition periods are not necessarily indicative of future operating results.

Goodwill

Changes in the carrying amount of goodwill by segment are as follows (in millions):

	Consumer Products	Industrial Tools	Security Solutions	Total
Balance January 1, 2005	$112.7	$136.4	$390.4	$639.5
Goodwill acquired during the year	—	5.0	59.7	64.7
Purchase accounting adjustments	—	—	(3.0)	(3.0)
Foreign currency translation / other	(1.1)	(3.7)	(7.7)	(12.5)
Balance October 1, 2005	$111.6	$137.7	$439.4	$688.7

H.    Debt and Other Financing Arrangements

In January 2005, the Company entered into a floating-to-fixed interest rate swap, fixing a Great Britain pound sterling floating rate operating lease liability. The notional value is 10.3 million Great Britain pound sterling with a maturity date of December 2008. The derivative has been designated as a cash flow hedge. At October 1, 2005, the fair value of this currency swap was a loss of $0.2 million as reflected in Other liabilities in the accompanying Condensed Consolidated Balance Sheet with the offset in Accumulated other comprehensive loss, a component of shareowners' equity.

In February 2005, the Company entered into a cross currency interest rate swap to better match the cash flows related to its Great Britain pound sterling inter-company note payable with its cash flows from operations. The Company swapped the sterling floating rate liability resulting from the sale of lease receivables and the lending of that cash to the Company into a United States dollar floating rate liability with a United States dollar notional value of $51.1 million, and a maturity date of December 2005. The derivative has been designated as a fair value hedge. At October 1, 2005, the fair value of this currency swap was a loss of $2.7 million as reflected in Accrued expenses in the accompanying Condensed Consolidated Balance Sheet and the change in fair value reported in Other-net in the Consolidated Statement of Operations.

In May 2005, the Company entered into a currency call option denominated in euro to mitigate the currency exposure related to the proposed acquisition of Facom Tools ("Facom"). This option has a notional value of 150 million euro, which represents approximately 37% of the purchase price, and has a scheduled expiration date of November 1, 2005. Under the terms of this call option, the Company paid a $2.0 million premium for the right, but not the obligation, to purchase 150 million euros at an exchange rate of 1.31 to the United States dollar. Because this derivative pertains to a pending acquisition, cash flow hedge accounting is not applicable and accordingly the financial instrument is marked to market with changes in fair value recorded in earnings. The fair value of this option was nominal as of October 1, 2005. The fair value combined with the $2.0 million premium paid resulted in $2.0 million expense reflected in Other-net in the Consolidated Statement of Operations for the nine month period ending October 1, 2005.

In May 2005, the Company entered into a thirty year floating-to-fixed interest rate swap with a notional value of $150 million. The derivative hedges the interest rate exposure associated with the underlying borrowing of $150 million in 3.5% bonds maturing November 1, 2007 which the Company intends to refinance upon maturity. This financial instrument effectively locks in the interest rate to borrow $150 million in 2007 for 30 years at 5.1%. The derivative has been designated as a cash flow hedge. The fair value of the swap was a loss of $0.1 million as of October 1, 2005 and is reflected in Other liabilities in the accompanying Condensed Consolidated Balance Sheet with the offset in Accumulated other comprehensive loss, a component of shareowners' equity.

In August 2005, the Company entered into cross currency interest rate swaps to mitigate the currency exposure related to inter-company notes payable denominated in Great Britain pound sterling. The Company swapped the sterling floating rate assets created by the inter-company loans to euro floating rate assets. The notional value of the swaps is sterling 61.9 million, and the transactions have a maturity of July 2010. The derivatives have been designated as fair value hedges. At October 1, 2005, the fair value of the currency swaps was a loss of $0.9 million as reflected in Accrued expenses in the accompanying Condensed Consolidated Balance Sheet and the change in fair value reported in Other-net in the Consolidated Statement of Operations.

I.    Restructuring Charges and Asset Impairments

A summary of the Company's restructuring and asset impairment reserve activity from January 1, 2005 to October 1, 2005 is as follows (in millions):

	01/01/05	Additions	Usage	Currency	10/01/05
Acquisitions
Severance	$0.3	$1.8	$(1.3)	$—	$0.8
Other	—	0.3	(0.2)	—	0.1
Q3 2005
Severance	—	1.8	(0.8)	—	1.0
Q2 2005
Severance	—	1.9	(1.4)	(0.1)	0.4
Other	—	0.2	(0.1)	—	0.1
Q4 2004
Severance	1.2	—	(1.2)	—	—
Operation 15
Severance	2.0	—	(0.4)	(0.3)	1.3
Asset impairments	2.1	—	(2.1)	—	—
	$5.6	$6.0	$(7.5)	$(0.4)	$3.7

During the third quarter of 2005, the Company initiated a $1.8 million cost reduction program primarily at its Mechanical Access, Fastening and European operations. The action included the severance of 54 employees. Of this amount, $0.8 million has been utilized to date with $1.0 million of accrual remaining as of October 1, 2005.

During the second quarter of 2005, the Company initiated a second phase of cost reduction activities at its Blick business, included in the Company's Security Solutions segment, of which $1.6 million was recorded to restructuring expense in the Company's accompanying consolidated statement of income. An additional charge of $0.5 million was incurred during the third quarter in relation to stay bonus benefits offered to certain employees included in such cost reduction program. Such action was entered into to streamline Blick's business model and primarily entailed the severance of approximately 50 employees. Of this amount, $1.5 million has been utilized to date with $0.5 million of accrual remaining as of October 1, 2005.

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

In connection with its second quarter acquisition of Precision, the Company recorded $0.7 million relating to severance costs in the initial purchase price allocation which was fully utilized as of October 1, 2005. The Company plans to finalize its acquisition date integration plans for Precision during the fourth quarter of 2005.

In connection with its acquisitions of ISR and Security Group, the Company recorded $1.4 million of restructuring reserves in the purchase price allocation comprised of $1.1 million of severance and $0.3 million of lease exit costs. Of this amount, $0.7 million has been utilized to date with $0.7 million of accrual remaining at October 1, 2005. The Company's acquisition date integration plans for these acquisitions have been finalized.

In addition to the above actions, $1.3 million of severance reserves associated with the "Operation 15" initiative and $0.2 million associated with the first quarter 2004 acquisitions remain. The Company expects the remaining aggregate $3.7 million of restructuring reserves to be substantially expended by the end of 2005.

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

The Company's policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of October 1, 2005 and January 1, 2005, the Company had reserves of $10.9 million and $13.6 million, respectively, primarily for remediation activities associated with company-owned properties as well as for Superfund sites. The year to date change in such reserves relates to cash expenditures incurred for remediation efforts executed during 2005.

K.    Guarantees

The Company's financial guarantees at October 1, 2005 are as follows (in millions):

	Term	Maximum Potential Payment	Liability Carrying Amount
Guarantees on the residual values of leased properties	Up to 6 years	$65.6	$—
Standby letters of credit	Generally 1 year	26.6	4.2
Guarantee on the external Employee Stock Ownership Plan ("ESOP") borrowings	Through 2009	6.2	6.2
Commercial customer financing arrangements	Up to 5 years	1.1	—
Guarantee on active facility lease	Through 2012	0.8	—
Guarantees on leases for divested business which are subleased	Up to 12 months	0.2	0.1
Government guarantees on employees	Up to 3 years from date of hire	0.1	—
		$100.6	$10.5

The Company has numerous assets, predominantly vehicles and equipment, under a one-year term renewable U.S. master personal property lease and is also a party to synthetic leasing programs for two of its major distribution centers. The residual value related to the synthetic lease and U.S. master personal property lease programs is guaranteed by the Company. The lease guarantees aggregate $65.6 million while the fair value of the underlying assets is estimated at $77.4 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these lease guarantees. The Company has issued $26.6 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs. Shares of the Company's common stock held by the Employee Stock Ownership Plan ("ESOP") were purchased with the proceeds from external borrowings arranged in the 1980's and borrowings from the Company in 1991. The external ESOP borrowings are guaranteed by the Company and are included in long-term debt. Shareowners' equity reflects a reduction for the internal and external borrowings.

The Company has sold various businesses and properties over many years and provided standard indemnification to the purchasers with respect to any unknown liabilities, such as environmental, which may arise in the future that are attributable to the time of the Company's ownership. There are no material identified exposures associated with these general indemnifications.

The Company provides product and service warranties which vary across its businesses. The types of warranties offered generally range from one year to limited lifetime, while certain products carry no warranty. Further, the Company incurs discretionary costs to service its products in connection with product performance issues. Historical warranty and service claim experience forms the basis for warranty obligations recognized. Adjustments are recorded to the warranty liability as new information becomes available. The changes in the carrying amount of product and service warranties for the nine months ended October 1, 2005 are as follows (in millions):

Balance January 1, 2005	$14.8
Warranties and guarantees issued	9.7
Warranty payments	(9.2)
Acquisitions and other	0.7
Balance October 1, 2005	$16.0

L.    Net Periodic Benefit Cost – Defined Benefit Plans

Following are the components of net periodic benefit cost for the three and nine months ended October 1, 2005 and October 2, 2004 (in millions):

	Third Quarter
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2005	2004	2005	2004	2005	2004
Service cost	$0.5	$0.5	$1.6	$1.4	$0.3	$0.2
Interest cost	1.0	0.6	2.8	2.3	0.2	0.3
Expected return on plan assets	(0.5)	(0.1)	(3.9)	(3.2)	—	—
Amortization of prior service cost	0.4	0.6	0.6	0.2	—	—
Amortization of net loss	0.2	0.2	0.9	0.3	0.1	0.1
Settlement / curtailment gain	(0.8)	—	(1.0)	—	—	—
Net periodic benefit cost	$0.8	$1.8	$1.0	$1.0	$0.6	$0.6

	Year to Date
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2005	2004	2005	2004	2005	2004
Service cost	$1.9	$1.8	$4.8	$4.5	$0.7	$0.5
Interest cost	2.9	1.8	8.9	6.9	0.7	0.8
Expected return on plan assets	(1.5)	(0.3)	(12.3)	(9.9)	—	—
Amortization of prior service cost / credit	1.1	1.5	0.9	0.5	(0.1)	(0.1)
Amortization of net loss	0.4	0.4	3.2	0.9	0.2	0.2
Settlement / curtailment gain	(0.8)	—	—	(0.2)	—	—
Net periodic benefit cost	$4.0	$5.2	$5.5	$2.7	$1.5	$1.4

M.    Income Taxes

The Company's effective income tax rate from continuing operations was 25.0% in the third quarter this year compared to 28.8% in the prior year's quarter. The decrease was primarily driven by increased earnings in foreign locations with lower tax rates. On a year to date basis, the income tax rate for 2005 was 25.3% as compared to 29.5% during the same time period in 2004 primarily due to the same factors discussed previously pertaining to the third quarter results as well as the recording of a $5.8 million tax benefit in the first quarter of 2005 (6 cents per fully diluted share) pertaining to the identification and execution of tax planning strategies enabling the reduction of a previously provided valuation allowance on future utilization of certain prior year European net operating losses.

In October 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act creates a temporary incentive for U.S. corporations to repatriate foreign earnings by providing an 85 percent deduction for certain dividends received from controlled foreign corporations. As of October 1, 2005, the Company expects to repatriate approximately $245 million in foreign earnings. Accordingly, the Company recorded $14.9 million of tax expense (17 cents per fully diluted share) in the third quarter pertaining to the $245 million dividends anticipated.

Also, a $14.7 million tax benefit (17 cents per fully diluted share) was recorded pertaining to the final settlement of various tax contingencies based on the resolution of income tax audits in the third quarter of 2005.

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

The Home Décor business supplied mirrored closet doors, closet organization products and wall décor products primarily through large retailers in North America and Europe. The Friess business manufactured paint rollers in Germany and sold them into the private label market in continental Europe. The Residential Entry Door business manufactured and distributed steel and fiberglass entry doors and components throughout North America. Operating results of the Home Décor, Friess and Residential Entry Door businesses, which were formerly included in the Consumer Products segment, for the three and nine months ended October 2, 2004 are summarized as follows (in millions):

	Q3 2004	YTD 2004
Net sales	$39.2	$149.9
Pretax earnings (including gain on disposition of $142.3 million)	$3.8	$155.3
Income taxes on discontinued operations	1.1	51.5
Net earnings from discontinued operations	$2.7	$103.8
Diluted earnings per share	$0.03	$1.24

O.    New Accounting Standards

In June 2005, the Financial Accounting Standards Board ("FASB") issued Statement No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This standard replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 requires that the change in accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. Such a change would require the Company to restate its previously issued financial statements to reflect the change in accounting principle to prior periods presented. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 will not have a material impact on the Company's results of operations and financial position.

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

In December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". SFAS 123R supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and amends FASB Statement No. 95, "Statement of Cash Flows". The approach to quantifying stock-based compensation expense in SFAS 123R is similar to SFAS 123. However, the revised statement requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in the Consolidated Statement of Operations based on their fair values as they are earned by the employees under the vesting terms. Pro forma disclosure of stock-based compensation expense, as is the Company's practice under SFAS 123, will not be permitted after 2005, since SFAS 123R must be adopted no later than the first annual period beginning after June 15, 2005. The Company expects to follow the "modified prospective" method of adoption of SFAS 123R whereby earnings for prior periods will not be restated as though stock-based compensation had been expensed, rather than the "modified retrospective" method of adoption which would entail restatement of previously published earnings. The Company plans to adopt SFAS 123R for its 2006 fiscal year.

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

OVERVIEW

The Company continues to focus on a profitable growth strategy in 2005 that encompasses investment in its core business, acquisitions and the reduction of risk associated with certain large customer concentrations. The following significant acquisitions were announced or completed in 2005:

•	In January 2005, the Company acquired U.S. based Security Group, Inc. ("Security Group") for approximately $50 million. Security Group is comprised of two primary operating companies: Sargent & Greenleaf, Inc. and The SafeMasters Co., Inc. Sargent & Greenleaf, Inc. is a leading manufacturer of medium and high security locks and locking systems for the financial, government and retail markets. The SafeMasters Co., Inc. is a leading North American access control provider offering a wide variety of physical security installation, maintenance and repair services, with emphasis on mechanical locking systems.

•	In March 2005, the Company acquired certain assets and liabilities of Rolatape Corporation ("Rolatape"), a small business that is complementary to the existing CST/Berger business, which designs, manufactures and sells measuring devices for distribution in professional survey, construction and industrial channels.

•	In May 2005, the Company completed two acquisitions in the Security Solutions segment, Precision Hardware, Inc. ("Precision") and Sielox Security Systems Pty Ltd ("Sielox"), for a combined purchase price of approximately $50 million. Precision manufactures exit devices, door closers and security hardware in the United States and provides a complementary product offering to the Company's existing mechanical access business. Australian-based Sielox specializes in the installation and servicing of electronic security systems for new construction projects.

•	On July 18, 2005, the Company announced a firm offer to purchase Facom Tools ("Facom") for 410 million euros (approximately $500 million) which will be financed with a combination of cash on hand and debt issuance. The offer is subject to certain regulatory approvals and other customary conditions. Once these processes are completed, it is expected the transaction will close by year-end 2005 or shortly thereafter. Facom, based in France, is a leading European manufacturer of hand and mechanics tools with annual revenues approximating $445 million, and last twelve months operating profit of 12%. Facom designs, manufactures and markets the majority of its product range of tools to professional automotive and industrial end users with its well-known industrial tool brands: Facom®, Virax® and USAG®. Facom operates primarily within the premium industrial and automotive tools sector in Europe, while the Company's existing European customer base is focused mainly on the construction and D-I-Y (do-it-yourself) channels. As a result, the two businesses would complement each other and benefit from joint efforts in areas such as product sourcing and procurement. The Company anticipates fully diluted EPS accretion from the acquisition would amount to approximately 10 cents per share in 2006 and increase to 65 cents per share in 2008 when 35 million euros ($42 million) in pre-tax synergies are expected to be realized. These estimates reflect significant acquisition-related costs necessary to achieve synergies to be incurred in 2007 and 2008, as well as the impact of inventory step-up purchase accounting in 2006.

•	On September 16, 2005, the Company announced a firm offer to acquire National Manufacturing Co. ("National") for $170 million. The offer is subject to certain regulatory approvals and other customary conditions. Once these processes are completed, it is expected the transaction will close by year-end 2005 or shortly thereafter. National is a leading North American manufacturer and supplier of builders' hardware that markets the majority of its product range through the two-step co-op channel to the builder trade and serves over 25,000 outlets with manufacturing operations in the U.S., Canada and Mexico and has annual revenues of approximately $200 million. The acquisition will be nominally accretive to earnings in 2006 and accretive to fully-diluted earnings per share by approximately 10 cents in 2007.

RESULTS OF OPERATIONS

The Company has provided a summary of its consolidated operating results below, followed by an overview of its business segment performance.

Net Sales:     Net sales from continuing operations were $845 million in the third quarter of 2005 as compared to $752 million in the third quarter of 2004, representing an increase of $93 million or 12%. Acquisitions contributed $40 million or 5% of net sales, while organic sales increased 7% (5% volume; 1% pricing; and 1% currency) as the Consumer Hand Tools and Consumer Mechanic Tools businesses generated strong sales to large home center and mass merchant customers as a result of increased demand. The Security Solutions segment's North American Electronic Access, Mechanical Access and Automatic Doors businesses volume increased, partially offset by continued weakness in the United Kingdom. Favorable foreign currency translation in Canada and Asia, offset by unfavorable translation in Europe, increased net sales by 1%. The impact of pricing resulted in a net sales increase of 1% which was driven primarily by the Company's pursuit of customer price increases to offset commodity inflation over the past year. Year to date net sales from continuing operations in 2005 were $2.48 billion as compared to $2.24 billion in 2004, an increase of $235 million or 11%. Acquisitions contributed $116 million, or 5%, of net sales. Organic sales reflect a 3% volume increase, a 2% price increase and favorable foreign currency translation of 1%. The Company's nine month performance was also affected by strong first half of the year Industrial Tools' sales based on high demand in the U.S. construction and industrial channels. This increase was partially offset by flat first quarter 2005 Consumer Product sales due to inventory reduction programs by several home center and mass merchant customers.

Gross Profit:    The Company reported gross profit from continuing operations of $305 million, or 36.1% of net sales, in the third quarter of 2005, compared to $278 million, or 37.0% of net sales, in the prior year. Gross profit aside from acquisitions (core) amounted to $292 million, or 36.3% of sales, as the acquired businesses increased gross profit by $13 million. The core 60 basis point decline in gross profit rate over the prior year quarter is primarily attributable to unfavorable volume and mix in the Fastening and Mac Tools businesses, partially offset by productivity gains achieved by the Consumer Product and Security Solutions segments. Freight and commodity cost inflation was approximately $5 million for the third quarter of 2005, which was substantially recovered through price increases. Year to date gross profit from continuing operations in 2005 was $896 million, or 36.2% of sales, as compared to $819 million, or 40.0% of sales, in 2004. Excluding the favorable impact of acquisitions, gross profit for the first nine months increased $40 million and amounted to 36.4% of net sales, a slight rate decrease compared with the nine months ended September 2004. The factors resulting in the Company's nine month performance are the overall favorable sales volume leverage offset by declines associated with the third quarter 2005 unfavorable mix in the Fastening Systems business, first quarter 2005 weather related issues in the Automatic Door business and the $1 million non-recurring cost associated with the turnover of acquired inventory that was adjusted to fair market value in purchase accounting. Also, commodity and energy cost inflation was $35 million for the nine months ended September 2005, of which a substantial portion was recovered through customer price increases. The Company anticipates the full year 2005 commodity and energy cost inflation impact will approximate $40 - $45 million with an estimated additional $10 million of labor inflation. The recent rise in energy prices is expected to result in higher direct costs to the Company of approximately $5 million in the fourth quarter of 2005. Continued increases in energy prices could adversely affect future operating results.

SG&A expenses:    Selling, general and administrative expenses ("SG&A") from continuing operations, inclusive of the provision for doubtful accounts, were $180 million, or 21.3% of net sales, in the third quarter of 2005, compared to $173 million, or 23.0% of net sales, in the prior year. The increase was primarily attributable to $7 million for acquired businesses. Year to date SG&A from continuing operations, inclusive of the provision for doubtful accounts, was $554 million, or 22.4% of net sales, compared to $511 million, or 22.8% of net sales, in the prior year. The factors resulting in the Company's nine month performance are primarily $6 million of increased brand support, $2 million of consulting fees associated with Security Solutions acquisition integration efforts and the recently acquired businesses contributing $23 million.

Interest and Other-net:    Net interest expense from continuing operations in the third quarter was $8 million consistent with the third quarter of 2004. Year to date net interest expense from continuing operations was $24 million in 2005 compared to $25 million in 2004. Despite rising interest rates, the Company held interest expense flat through the effective use of hedging strategies and maintenance of overall lower debt levels compared to the prior year.

Other-net expenses from continuing operations were $12 million in the third quarter of 2005 compared to $10 million in the third quarter of 2004 primarily due to $2 million of increased amortization expense associated with recent acquisitions. Year to date Other-net expenses from continuing operations were $34 million, compared to $35 million in 2004 mainly due to: $4 million of increased intangibles amortization; $2 million of increased expense related to derivatives; offset by favorable foreign currency impact of $4 million; and a $3 million decline in Mac Tools financing receivable program costs.

Income Taxes:    The Company's effective income tax rate from continuing operations was 25.0% in the third quarter this year compared to 28.8.% in the prior year's quarter. The decrease was primarily driven by increased earnings in foreign locations with lower tax rates. On a year to date basis, the income tax rate for 2005 was 25.3% as compared to 29.5% during the same time period in 2004 primarily due to the same factor discussed previously pertaining to the third quarter results as well as a $5.8 million tax benefit in the first quarter of 2005 (6 cents per fully diluted share) pertaining to the identification and execution of tax planning strategies enabling the reduction of a previously provided valuation allowance on future utilization of certain prior year European net operating losses.

In October 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act creates a temporary incentive for U.S. corporations to repatriate foreign earnings by providing an 85 percent deduction for certain dividends received from controlled foreign corporations. As of October 1, 2005 the Company expects to repatriate approximately $245 million in foreign earnings. Accordingly the Company recorded $14.9 million of tax expense (17 cents per fully diluted share) in the third quarter pertaining to the $245 million of dividends anticipated.

Also, a $14.7 million tax benefit (17 cents per fully diluted share) was recorded arising from the final settlement of various tax contingencies based on the resolution of income tax audits in the third quarter of 2005.

Discontinued Operations:     Net earnings from discontinued operations in the first nine months of 2004 amounted to $104 million. This reflects the $95 million gain on the sale of the Residential Entry Door business in March 2004, as well as the operating results of that business along with the Home Décor and German paint roller businesses that were divested in December 2004.

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

Consumer Products:    Consumer Products sales of $296 million in the third quarter of 2005 represented a 15% increase from $257 million in the third quarter of 2004 driven by strong hand tool sales to large home center and mass merchant customers in North America due to the success of new product launches such as the Company's second generation of garage storage end items and consumer fastening products. Also, the Consumer Mechanics Tools business experienced increased demand in the U.S. due to increased promotional programs with home center and mass merchant customers. Volume contributed to 13% of the increase, while favorable pricing and currency contributed 1% each. Operating profit was $57 million, or 19.3% of net sales, for the third quarter of 2005, compared to $42 million, or 16.2% of net sales, in 2004 due primarily to volume leverage and reduced advertising spending which was concentrated during the first six months of 2005. On a year to date basis, Consumer Products net sales in 2005 were $826 million, a 6% increase from $777 million in 2004, reflecting volume increases of 4% along with favorable pricing and foreign currency impacts of 1% each. Year to date operating profit in 2005 was $141 million, or 17.1% of net sales, compared to $126 million, or 16.2% of net sales in 2004. The improvement in the year to date operating profit rate is related to the increase in third quarter sales volume partially offset by the drop in first quarter sales volume caused by inventory reduction programs entered into by several large retailers and the impact of commodity cost inflation as discussed above.

Industrial Tools:    Industrial Tools sales of $333 million in the third quarter of 2005 increased 3% from $323 million in the third quarter of 2004, including $2 million from acquisitions. Favorable volume, pricing and currency contributed to the increase equally. Continued strong demand in the Hydraulic Tools and Laser Leveling Tools businesses, as well as Industrial Mechanics Tools and Storage, drove the volume improvement. Brand expansion in the U.S. and European professional markets, along with the launch of new product offerings drove the Laser Leveling Tools favorable volume, while the Hydraulic Tools business continued to benefit from the higher prices associated with the scrap market due to the continued strong demand for steel. Operating profit was $30 million, or 8.9% of net sales, for the third quarter of 2005, compared to $34 million, or 10.4% of net sales, for the third quarter of 2004. The decline was driven by lower sales volume at the Assembly and Mac Tools businesses along with unfavorable mix at the Fastening business. On a year to date basis, Industrial Tools net sales in 2005 were $1.03 billion, a 7% increase from $961 million in 2004, with $7 million of the increase contributed by acquisitions, increased volume contributing 3%, favorable pricing 2% and currency 1%. Year to date operating profit in 2005 was $104 million, or 10.1% of net sales, compared to $98 million, or 10.2% of net sales in 2004. The improvement in year to date sales is primarily attributable to the continued strong sales volume in the Laser Leveling Tools and Hydraulic Tools businesses along with strong first half of the year sales volume in the Fastening business. However, year to date operating margin was flat as compared to 2004, despite the higher sales volume, mainly due to unfavorable mix in the Fastening business.

Security Solutions:    Security Solutions sales increased 26% to $217 million in the third quarter of 2005 from $172 million in the third quarter of 2004. Excluding the impact of acquisitions, Security Solutions' organic sales increased 4%, primarily due to increased volume. Favorable volume gains were experienced by the North American Mechanical Access, Electronic Access and Automatic Doors businesses. The Automatic Doors and Mechanical Access businesses increase in volume was due to benefits derived from their growing ability to offer larger retailers multi-solution products and provide them with a one stop shopping source. The North American Electronic Access business continued to grow as it benefited from improved sales and marketing activities due to the reorganization of the system integration commercial team that occurred during the first half of 2005. Overall continued weakness in the United Kingdom had a negative impact on organic sales volume. Segment operating margin increased to 17.9% for the third quarter of 2005 as compared with 17.1% last year due to the continued execution of integrating stand alone acquired businesses into a multi-solution security platform. Such integration efforts included continued execution of previously developed cost reduction programs at Blick, Security Group, ISR and Precision that entailed employee reductions and streamlining field service organizations and back office systems. Also, new cost reduction initiatives commenced during the third quarter in the Mechanical Access business and the roll-out of the Stanley Fulfillment System continued. On a year to date basis, Security Solutions net sales in 2005 were $619 million, a 23% increase from $503 million in 2004. Organic sales aside from the acquisitions increased by 2% primarily due to favorable foreign currency impact. Year to date operating profit in 2005 was

$96 million, or 15.6% of net sales, compared to $84 million, or 16.7% of net sales in 2004 primarily due to the factors discussed above pertaining to the third quarter results, offset by $2 million of increased consulting costs, and the negative impact of first quarter 2005 weather issues and acquisition impacts.

Restructuring

During the third quarter of 2005, the Company initiated a $1.8 million cost reduction program primarily at its Mechanical Access, Fastening and European operations. The action was comprised of the severance of 54 employees. Of this amount, $0.8 million has been utilized to date with $1.0 million of accrual remaining as of October 1, 2005. Approximately $0.7 million of such charge was recorded in the Security Solutions segment; $0.8 million was recorded in the Industrial Tools segment; and $0.3 million was recorded in the Consumer Products segment.

During the second quarter of 2005, the Company initiated a second phase of cost reduction activities at its Blick business, included in the Company's Security Solutions segment, of which $1.6 million was recorded to restructuring expense, with an additional charge of $0.5 million incurred during the third quarter in relation to stay bonus benefits offered to certain employees. This action was taken to streamline Blick's business model and primarily entailed the severance of approximately 50 employees. Of this amount, $1.5 million has been utilized to date with $0.5 million of accrual remaining as of October 1, 2005.

In connection with its second quarter acquisition of Precision, the Company recorded $0.7 million relating to severance costs to the initial purchase price allocation which has been fully utilized as of October 1, 2005. The Company plans to finalize its acquisition date integration plans for Precision during the fourth quarter of 2005.

In connection with its acquisitions of ISR and Security Group, the Company recorded $1.4 million of restructuring reserves in the purchase price allocation comprised of $1.1 million of severance and $0.3 million of lease exit costs. Of this amount, $0.7 million has been utilized to date with $0.7 million of accrual remaining as of October 1, 2005.

In addition to the above actions, $1.3 million of severance reserves associated with the "Operation 15" initiative and $0.2 million of reserves associated with the first quarter 2004 acquisitions remain. The Company expects the aggregate $3.7 million of restructuring reserves at October 1, 2005 to be substantially expended by the end of 2005. Refer to Note I for additional information.

FINANCIAL CONDITION

Liquidity, Sources and Uses of Capital:    Operating cash flows were $75 million in the third quarter of 2005 compared to $99 million in the third quarter of 2004. Working capital reflects higher receivables associated with strong sales volume toward the end of the quarter and higher income tax payments occurred in 2005. On a year to date basis, operating cash flow of $212 million in 2005 decreased by $30 million from 2004 based on an increase in working capital, partly offset by the liquidation of certain financing lease receivables during the first quarter of 2005 which generated $43 million in cash.

In the third quarter of 2005, cash payments for acquisitions, principally Pinnacle and ABZ which were partially offset by favorable working capital purchase price adjustments received from the ISR and Precision former shareowners, totaled $4 million. Year to date acquisition spending was $110 million, reflecting the first and second quarter acquisitions of Security Group, Rolatape, Precision and Sielox, which was significantly lower than the $258 million outflow in the first nine months of 2004 when Blick, Frisco Bay and CST/Berger were acquired. Investing cash flows associated with the sales of businesses reflect the March 2004 disposal of the Residential Entry Door business which generated cash proceeds of $162 million, and income tax payments pertaining to the gain on sale of this business as well as the Home Décor business that was divested in December 2004. As part of the current profitable growth strategy, the Company will continue to assess and make acquisitions that increase shareowner value and diversify the risk associated with large customer concentrations. Capital expenditures for the third quarter and first nine months of 2005 were higher than the corresponding 2004 periods due to information system upgrades and plant investments in China and Thailand. The Company expects future capital expenditures to increase approximately in proportion to its sales growth.

The Company incurred net cash outflows of $43 million from financing activities in the third quarter of 2005 versus net cash outflows of $46 million in 2004 primarily due to increased payments made on short-term borrowings, offset by higher proceeds received from stock option exercises. Year to date net cash inflows from financing activities of $51 million were $73 million higher than financing activities outflow in 2004 due to the factors discussed pertaining to the third quarter results along with the first quarter 2004 repayment of $120 million of long-term debt which matured on March 1, 2004.

As discussed, the Company announced that it has made firm offers to purchase Facom for 410 million euros (approximately $500 million) and National for $170 million in cash. Closing of these transaction are expected to occur by year-end 2005 or shortly thereafter pending satisfaction of regulatory approvals and other requirements. The Company expects to fund these acquisitions through existing cash resources and debt, with the intention of preserving its current upper-tier investment grade credit ratings. The Company is evaluating debt financing of $400 million - $500 million which is expected to occur during the fourth quarter of 2005.

In order to limit the U.S. dollar price related to the acquisition of Facom, the Company entered into a currency call option with a notional value of 150 million euros, and a scheduled expiration date of November 1, 2005. Under the terms of this call option, the Company paid a $2 million premium for the right (but not obligation) to purchase 150 million euros at an exchange rate of 1.31 to the U.S. dollar. Because this financial instrument pertains to a proposed acquisition, changes in fair value must be recorded in the results of operations. Other-net for the first nine months of 2005 reflects a $2.0 million loss for this call option comprised of the $2 million premium paid. The fair value of the instrument at the end of the period was nominal. The Company is not exposed to any loss beyond the premium paid for this call option, and would recognize a gain in the event that the market exchange rate for the euro exceeds 1.31 at the date the acquisition is consummated.

The Company will continue to assess the possibility of repurchasing some of its outstanding common stock. Such decision would be based on a number for factors including the level of acquisition activity, the market price of the Company's common stock and the current financial condition of the Company with an aim to maintain the Company's current upper-tier credit ratings. At this time, no plan to repurchase stock has been finalized.

MARKET RISK

On July 21, 2005 China announced it will let the Chinese RMB ("RMB") fluctuate ending its decade-old valuation peg to the U.S. dollar. Since the announcement, the RMB has remained stable, maintaining its 2% increase in value against the U.S. dollar. The Company sources significant products from China and other Asian low cost countries for resale in other regions. To the extent the RMB or these other currencies appreciate with respect to the U.S. dollar, the Company may experience cost increases on such purchases. While the present 2% appreciation of the RMB should not generate material cost increases for RMB denominated purchases, further appreciation of this or other currencies utilized for procurement could adversely affect profitability. In the event significant RMB or other currency appreciation occurs, the Company would initiate customer pricing or other actions in an effort to mitigate the related cost increases, but it is possible such actions would not fully offset the potential unfavorable impact.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the Company's exposure to market risk during the third quarter of 2005. For discussion of the Company's exposure to market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in the Company's Form 10-K for the year ended January 1, 2005.

ITEM 4.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Company's Chairman and Chief Executive Officer and its Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as of October 1,

2005, pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chairman and Chief Executive Officer and its Chief Financial Officer have concluded that, as of October 1, 2005, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic Securities Exchange Commission filings. There has been no change in the Company's internal controls that occurred during the third quarter of 2005 that have materially affected or are reasonably likely to materially affect the registrant's internal control over financial reporting. During the fourth quarter of 2004 and the first nine months of 2005, the Company has invested approximately $147 million in the acquisition of businesses. Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of these recently acquired businesses. As part of its ongoing integration activities, the Company is continuing to incorporate its controls and procedures into these recently acquired businesses.

CAUTIONARY STATEMENT
Under the Private Securities Litigation Reform Act of 1995

Certain statements in this Quarterly Report on Form 10-Q, including but not limited to those regarding the Company's ability to: (i) obtain the required approvals and satisfy the customary conditions necessary to complete and close the Facom and National acquisitions by year end 2005 or shortly thereafter; (ii) realize benefits related to the Facom acquisition including joint efforts in product sourcing and procurement; (iii) realize fully diluted EPS accretion from the proposed Facom acquisition amounting to approximately 10 cents per share in 2006 increasing to 65 cents per share in 2008 when 35 million euros ($42 million) in pre-tax synergies are expected to be realized; (iv) realize benefits from the National acquisition that will be nominally accretive to earnings in 2006 and accretive to fully diluted earnings per share by approximately 10 cents in 2007; (v) repatriate $245 million in foreign earnings and limit the tax liability related to the same to $14.9 million; (vi) finalize its acquisition date integration plans for Precision during the fourth quarter of 2005; (vii) substantially expend the aggregate $3.7 million of restructuring reserves at October 1, 2005 by the end of 2005; (viii) fund the Facom and National acquisitions through existing cash resources and debt, with the intention of preserving its current upper-tier investment grade credit ratings; (ix) continue to make acquisitions that increase shareowner value and diversify the risk associated with large customer concentrations; (x) keep future capital expenditure increases proportional to sales growth; (xi) limit full year commodity and energy cost inflation impact to approximately $40 – 45 million with an estimated additional $10 million of labor inflation; (xii) deliver price increases between $30 – 40 million for the total year; (xiii) limit the impact of Statement of Financial Accounting Standards ("SFAS") 154, 123R, 153 and 151 as well as Financial Accounting Standards Board Interpretation No. 47; (xiv) initiate and recognize the benefits of customer pricing (including, but not limited to price increases of $30 – 40 million for 2005) or other actions taken in an effort to mitigate commodity, energy, labor and other cost increases are forward looking and inherently subject to risk and uncertainty; and (xv) limit the fourth quarter 2005 direct cost impact associated with rising energy prices to approximately $5 million are forward looking and inherently subject to risk and uncertainty.

The Company's ability to deliver the results as described above (the "Results") is based on current expectations and involves inherent risks and uncertainties, including factors listed below and other factors that could delay, divert, or change any of them, and could cause actual outcomes and results to differ materially from current expectations.

The Company's ability to deliver the Results is dependent upon: (i) obtaining the approvals and clearances required to consummate the proposed Facom and National acquisitions; (ii) the ability of the Company to achieve the synergies anticipated as a result of the proposed Facom and National acquisitions; (iii) the success of the Company in identifying, negotiating and closing future acquisitions and integrating its recent (as well as future) acquisitions; (iv) the continued success of the Company's efforts to raise prices in order to, among other things, offset the impact of steel and other commodity and material price inflation; (v) the need to respond to significant changes in product demand due to economic and other changes; (vi) continued improvements in productivity and cost reductions;

(vii) the final geographic distribution of future earnings; (viii) the identification of overhead cost reduction opportunities and effective execution of the same; (ix) the Company's favorable settlement of routine tax audits; (x) the Company's ability to successfully limit to $14.9 million the costs incurred in order to repatriate $245 million cash pursuant to the American Jobs Creation Act of 2004; (xi) satisfactory payment terms under which the Company buys and sells goods, materials and products; and (xii) the success of the Company's efforts to promptly replace old equipment with more energy efficient and technologically superior equipment, enforce existing contracts relating to energy use and prices, manage energy use to maximize usage during lower cost periods and shift to lower cost sources of energy where appropriate and feasible.

The Company's ability to deliver the Results is also dependent upon: (i) the continued success of the Company's marketing and sales efforts, including the Company's ability to recruit and retain an adequate sales force and to maintain its customer base, including customers of acquired companies; (ii) the continued success of the Company's sales initiatives and other programs to stimulate demand for company products; (iii) the success of recruiting programs and other efforts to maintain or expand overall Mac Tools truck count versus prior years; (iv) the ability of the sales force to adapt to any changes made in the sales organization and achieve adequate customer coverage; (v) the ability of the Company to fulfill increasing demand for its products; (vi) the ability to continue successfully managing and defending claims and litigation; (vii) the absence or mitigation of increased pricing pressures from customers and competitors and the ability to defend market share in the face of competition; and (viii) the mitigation of any cost increases generated by, for example, continued increase in the cost of energy or significant RMB or other currency appreciation.

The Company's ability to achieve the Results will also be affected by external factors. These external factors include pricing pressure and other changes within competitive markets, the continued consolidation of customers particularly in consumer channels, inventory management pressures on the Company's customers, increasing competition, changes in trade, monetary, tax and fiscal policies and laws, inflation, currency exchange fluctuations, the impact of dollar/foreign currency exchange and interest rates on the competitiveness of products and the Company's debt program and cash flow, the strength of the U.S. and global economies and the impact of events that cause or may cause disruption in the Company's distribution and sales networks such as war, terrorist activities, political unrest and recessionary or expansive trends in the economies of the world in which the Company operates.

The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date hereof.

PART II – OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about the Company's purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the nine months ended October 1, 2005:

2005	(a) Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Program	Maximum Number Of Shares That May Yet Be Purchased Under The Program
January 2 – February 5	2,241	$48.64	—	—
February 6 – March 5	—	—	—	—
March 6 – April 2	—	—	—	—
April 3 – May 7	189	45.59	—	—
May 8 – June 4	—	—	—	—
June 5 – July 2	—	—	—	—
July 3 – August 6	—	—	—	—
August 7 – September 3	84	45.34	—	—
September 4 – October 1	—	—	—	—
	2,514	$48.30	—	—

(a) This column includes repurchasing of shares for the deemed surrender to the Company by plan participants of shares of common stock to satisfy the taxes related to the vesting or delivery of a combination of restricted share units and long-term incentive shares.

ITEM 6.    EXHIBITS

10	(i)	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10-Q/A for the quarter ended June 28, 2003).

(ii)	Schedule of Certain Executive Officers who are Parties to the Change in Control Severance Agreements in the forms referred to in Exhibit 10(i) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated August 22, 2005).

11	Statement re Computation of Per Share Earnings (the information required to be presented in this exhibit appears in Note C to the Company's Condensed Consolidated Financial Statements set forth in this Form 10-Q)

31	(i)	(a) Certification by Chairman and Chief Executive Officer pursuant to Rule 13a-14(a)

(b)	Certification by Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a)

32	(i)	Certification by Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(ii)	Certification by Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE STANLEY WORKS

Date: October 28, 2005

By: /s/ James M. Loree James M. Loree Executive Vice President and Chief Financial Officer