Form 10-K
period 2005-12-31
STANLEY WORKS
filed 2006-03-01
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

   X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

COMMISSION FILE 1-5224

THE STANLEY WORKS

(Exact Name Of Registrant As Specified In Its Charter)

Connecticut	06-0548860
(State Or Other Jurisdiction Of Incorporation Or Organization)	(I.R.S. Employer Identification Number)
1000 Stanley Drive New Britain, Connecticut	06053
(Address Of Principal Executive Offices)	(Zip Code)

860-225-5111
(Registrant’s Telephone Number)

Securities Registered Pursuant To Section 12(b) Of The Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
Common Stock-$2.50 Par Value per Share	New York Stock Exchange Pacific Stock Exchange

Securities Registered Pursuant To Section 12(g) Of The Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.

Yes    X     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Yes          No    X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or an non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer X Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes         No    X

As of July 2, 2005, the aggregate market values of voting common equity held by non-affiliates of the registrant was $3,865,419,185 based on the New York Stock Exchange closing price for such shares on that date. On February 15, 2006, the registrant had 83,269,352 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year are incorporated by reference in Part III of the Annual Report on Form 10-K.

FORM 10-K

PART I

ITEM 1. BUSINESS

1(a) GENERAL DEVELOPMENT OF BUSINESS

(i) General. The Stanley Works (‘‘Stanley’’ or the ‘‘Company’’) was founded in 1843 by Frederick T. Stanley and incorporated in 1852. Stanley is a worldwide producer of tools for professional, industrial and consumer use and security products. Stanley® is a brand recognized around the world for quality and value.

In 2005, Stanley had net sales of $3.3 billion from continuing operations and employed approximately 15,800 people worldwide. The Company's principal executive office is located at 1000 Stanley Drive, New Britain, Connecticut 06053 and its telephone number is (860) 225-5111.

(ii) Restructuring Activities. Information regarding the Company's restructuring activities is incorporated herein by reference to the material captioned ‘‘Restructuring Activities’’ in Item 7 and Note O Restructuring and Asset Impairments of the Notes to the Consolidated Financial Statements in Item 8.

1(b) FINANCIAL INFORMATION ABOUT SEGMENTS

Financial information regarding the Company's business segments is incorporated herein by reference to the material captioned ‘‘Business Segment Results’’ in Item 7 and Note P Business Segments and Geographic Areas of the Notes to the Consolidated Financial Statements in Item 8.

1(c) NARRATIVE DESCRIPTION OF BUSINESS

The Company's operations are classified into three business segments: Consumer Products, Industrial Tools and Security Solutions.

Consumer Products

The Consumer Products segment manufactures and markets hand tools, consumer mechanics tools, storage units and hardware. These products are sold to retailers (including home centers, mass merchants, hardware stores, and retail lumber yards) as well as through third party distributors.

Hand tools include measuring and leveling tools, planes, hammers, demolition tools, knives and blades, screwdrivers, saws, chisels, consumer tackers and staples, as well as electronic leveling and measuring devices. The Company markets its hand tools under the Stanley®, FatMax®, Powerlock® and IntelliTools™ brands, as well as under certain retailers’ private label brands.

Consumer mechanics tools include wrenches, sockets, metal tool boxes and cabinets which are marketed under the Stanley®, Husky® and ZAG® brands, as well as under certain retailers’ private label brands.

Storage units include plastic tool boxes and storage systems which are marketed under the Stanley® and ZAG® brands.

Hardware includes hinges, gate hardware, cabinet pulls, hooks, braces and shelf brackets which are marked under the Stanley® and National® brands.

Industrial Tools

The Industrial Tools segment manufactures and markets professional mechanics tools and storage systems, pneumatic tools and fasteners, hydraulic tools and accessories, assembly tools and systems, electronic leveling and measuring tools, and Stanley supply and services (specialty tools). These products are sold to customers and distributed primarily through third party distributors as well as through direct sales forces.

Professional mechanics tools include wrenches, sockets, electronic diagnostic tools, tool boxes and high-density industrial storage and retrieval systems. Professional mechanics tools are marketed under the Stanley®, Proto®, Facom®, Virax®, USAG®, MAC®, Jensen®, Vidmar® and Blackhawk™ by Proto® brands.

Pneumatic tools and fasteners include Stanley®, Bostitch®, and Atro® fastening tools and fasteners (nails and staples) used for construction, remodeling, furniture making, pallet manufacturing and other applications involving the attachment of wooden materials.

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

Electronic measuring tools include laser and optical leveling and measuring devices and accessories utilized primarily by contractors, surveyors, engineers and other professionals and do-it-yourself individuals. These products are marketed under the CST®, David White® and Rolatape® brands.

Stanley supply and services distributes specialty tools for assembling, repairing and testing electronic equipment.

Security Solutions

The Security Solutions segment is a provider of access and security solutions primarily for retailers, educational and healthcare institutions, government, financial institutions, and commercial and industrial customers. The Company provides an extensive suite of mechanical and electronic security products and systems, and a variety of security services. The Company manufactures and markets automatic doors, door locking systems, commercial hardware and integrates security access control systems. Products in the Security Solutions segment include security integration systems, software, related installation and maintenance services, automatic doors, door closers, exit devices and locking mechanisms. Security products are marketed under the Stanley®, Blick®, Frisco Bay®, PAC®, ISR™, WanderGuard®, StanVision™, Sargent and Greenleaf® and BEST® brands and are sold primarily on a direct sales basis as well as, in certain instances, through third party distributors.

Competition

The Company competes on the basis of its reputation for product quality, its well-known brands, its commitment to customer service, strong customer relationships, the breadth of its product lines and its emphasis on product innovation.

The Company encounters active competition in all of its businesses from both larger and smaller companies that offer the same or similar products and services or that produce different products appropriate for the same uses. The Company has a large number of competitors; however, aside from a small number of competitors in the consumer hand tool and consumer hardware business who produce a range of products somewhat comparable to the Company's, the majority of its competitors compete only with respect to one or more individual products or product lines within a particular segment. The Company is one of the largest manufacturers of hand tools in the world featuring a broader line than any other toolmaker. The Company is a leader in the manufacture and sale of pneumatic fastening tools and related fasteners to the construction, furniture and pallet industries as well as a leading manufacturer of hand-held hydraulic tools used for heavy construction, railroad, utilities and public works. The Company also believes that it is among the largest direct access security integration service providers in North America.

Several of the Company's largest retail customers have elected to compete with the Company by developing house brands and sourcing products (generally from low cost countries).

Customers

A substantial portion of the Company's products are sold to home centers and mass merchants in the U.S. and Europe. In 2005, net sales to The Home Depot were 12% of the Company's consolidated sales from continuing operations. A consolidation of retailers both in North America and abroad has occurred over time. While this consolidation and the domestic and international expansion of these large retailers provide the Company with opportunities for growth, the increasing size and importance of individual customers creates a certain degree of exposure to potential volume loss. The loss of the customer referred to above, as well as certain of the other larger home centers or mass merchants as customers, could have a material adverse effect on the Company until either such customers were replaced or the Company made the necessary adjustments to compensate for the loss of business.

Despite the trend toward customer consolidation, the Company has a diversified customer base and has decreased this potential risk over the past years as sales from continuing operations in markets outside of the home center and mass merchant distribution channel have grown at a greater rate through a combination of efforts to broaden the customer base, primarily in the Security Solutions and Industrial Tools segments. In this regard, sales to the Company's largest customer as a percentage of total Company sales has decreased from 22% to 12% since 2002.

Raw Materials

The Company's products are manufactured of both ferrous and non-ferrous metals to include, but not limited to steel, aluminum, zinc, and copper. Additionally, the Company uses other commodity based materials for components and packaging including but not limited to, plastics, wood, and other corrugated products. The raw materials required are available from a number of sources at competitive prices and the Company has annual or quarterly spot contracts with many of its key suppliers. Certain commodity prices, particularly energy related and non-ferrous metals, may increase in 2006, but the Company does not anticipate difficulties in obtaining supplies for any raw materials used in its production process.

Backlog

Due to short order cycles and rapid inventory turnover in most of the Company’s Consumer Products and Industrial Tools businesses, backlog is generally not considered a significant indicator of future performance. At February 5, 2006, the Company had approximately $274 million in unfilled orders compared with $279 million in unfilled orders at February 6, 2005. All of these orders are reasonably expected to be filled within the current fiscal year. Most customers place orders for immediate shipment and as a result, the Company produces primarily for inventory, rather than to fill specific orders.

Patents and Trademarks

No business segment is dependent, to any significant degree, on patents, licenses, franchises or concessions and the loss of these patents, licenses, franchises or concessions would not have a material adverse effect on any of the business segments. The Company owns numerous patents, none of which are material to the Company's operations as a whole. These patents expire at various times over the next 20 years. The Company holds licenses, franchises and concessions, none of which individually or in the aggregate are material to the Company's operations as a whole. These licenses, franchises and concessions vary in duration, but generally run from one to 20 years.

The Company has numerous trademarks that are used in its businesses worldwide. The STANLEY® and STANLEY in a notched rectangle design trademarks are material to all three business segments. These well-known trademarks enjoy a reputation for quality and value and are among the world's most trusted brand names. The Company's tagline, ‘‘Make Something Great™’’ is the centerpiece of the brand strategy for all segments. The Bostitch®, Powerlock®, Tape Rule Case Design (Powerlock), FatMax®, LaBounty®, MAC®, Proto®, Jensen®, Husky®, Vidmar®, CST®, Zag®, Rolatape®, Blackhawk™ by Proto®, Atro®, National®, Facom®, Virax® and USAG® trademarks are also material to the Consumer Products and Industrial Tools segments. In the Security Solutions segment, the BEST®, Blick®, Frisco Bay®, PAC®, WanderGuard®, StanVision®, Safemasters®, Sargent and Greenleaf® and ISR™ trademarks are also material to this segment. The terms of these trademarks vary, typically, from 10 to 20 years, with most trademarks being renewable indefinitely for like terms.

Environmental Regulations

The Company is subject to various environmental laws and regulations in the U.S. and foreign countries where it has operations. Future laws and regulations are expected to be increasingly stringent and will likely increase the Company's expenditures related to environmental matters.

The Company is a party to a number of proceedings before federal and state regulatory agencies relating to environmental remediation. Additionally, the Company, along with many other companies, has been named as a potentially responsible party (‘‘PRP’’) in a number of administrative proceedings for the remediation of various waste sites, including twelve active Superfund sites.

Current laws potentially impose joint and several liabilities upon each PRP. In assessing its potential liability at these sites, the Company has considered the following: whether responsibility is being disputed, the terms of existing agreements, experience at similar sites, and the fact that its volumetric contribution, if any, at these sites is relatively small.

The Company's policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of December 31, 2005, the Company had reserves of approximately $21.3 million, for remediation activities associated with Company-owned properties as well as for Superfund sites, for losses that are probable and estimable.

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

Employees

At December 31, 2005, the Company had approximately 15,800 employees, nearly 8,500 of whom were employed in the U.S. Approximately 800 U.S. employees are covered by collective bargaining agreements negotiated with 13 different local labor unions who are, in turn, affiliated with approximately 6 different international labor unions. The majority of the Company's hourly-paid and weekly-paid employees outside the U.S. are not covered by collective bargaining agreements. The Company's labor agreements in the U.S. expire in 2006, 2007, 2008, 2009 and 2010. There have been no significant interruptions or curtailments of the Company's operations in recent years due to labor disputes. The Company believes that its relationship with its employees is good.

1(d) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Financial information regarding the Company's geographic areas is incorporated herein by reference to Note P Business Segments and Geographic Areas of the Notes to the Consolidated Financial Statements in Item 8.

1(e) AVAILABLE INFORMATION

The Company's website is located at http://www.Stanleyworks.com. (This URL is intended to be an inactive textual reference only. It is not intended to be an active hyperlink to our website. The information on our website is not, and is not intended to be, part of this Form 10-K and is not incorporated into this report by reference.) Stanley makes its Forms 10-K, 10-Q, 8-K and amendments to each available free of charge on its website as soon as reasonably practicable after filing them with, or furnishing them to the U.S. Securities and Exchange Commission.

ITEM 1A. RISK FACTORS

The Company’s business, operations and financial condition are subject to various risks and uncertainties. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including those risks set forth under the heading entitled ‘‘Cautionary Statements Under the Private Securities Litigation Reform Act of 1995’’, and in other documents that the Company files with the U.S. Securities and Exchange Commission, before making any investment decision with respect to its securities. If any of the risks or uncertainties actually occur or develop, the Company’s business, financial condition, results of operations and future growth prospects could change. Under these circumstances, the trading prices of the Company’s securities could decline, and you could lose all or part of your investment in the Company’s securities.

Large customer concentration and related inventory corrections may negatively impact sales, results of operations and cash flows.

The Company has certain significant customers, particularly home centers and major retailers such as The Home Depot, Lowe’s and Wal-Mart. The Home Depot individually accounted for 12% of the Company’s consolidated net sales from continuing operations in the year ended December 31, 2005. The loss or material reduction of business from, or the lack of success of sales initiatives for the Company’s products by, any such significant customer could have a material adverse impact on the Company’s results of operations and cash flows.

In addition, unanticipated inventory corrections by such customers can have a negative impact on sales. For example, severe inventory corrections taken by certain large North American home center customers in December 2005 negatively impacted sales by approximately $30 million against normal levels. Such corrections have also impacted sales in the first quarter of 2006.

Customer consolidation could have a material adverse effect on the Company’s business.

A substantial portion of the Company’s products in the Consumer Products and Industrial Tools segments are sold through home centers and mass merchant distribution channels. A consolidation of retailers in both North America and abroad has occurred over time and the increasing size and importance of individual customers creates risk of exposure to potential volume loss. The loss of certain larger home centers as customers would have a material adverse effect on the Company's business until either such customers were replaced or the Company made the necessary adjustments to compensate for the loss of business.

The Company's growth and repositioning strategies include acquisitions. The Company’s recent acquisitions may not further its strategies and the Company may not be able to identify suitable future acquisition candidates.

In 2002, the Company embarked on a growth strategy to shift its business portfolio toward favored growth markets through acquisitions and divestitures, and thereby to reduce the risk associated with large customer concentrations. The strategy has been advanced over the last three years with the sales of the Company's residential entry door and home décor businesses, and the acquisition of a number of companies, including Facom S.A. (‘‘Facom’’), National Manufacturing Co. (‘‘National’’), Best Lock Corporation and its affiliates (‘‘Best Access’’), Chicago Steel Tape Co. and affiliates (‘‘CST/Berger’’), Blick plc (‘‘Blick’’), Frisco Bay Industries Ltd (‘‘Frisco Bay’’), ISR Solutions, Inc. (‘‘ISR’’), Security Group, Inc. (‘‘Security Group’’) and Precision Hardware, Inc. (‘‘Precision’’).

Although the Company has extensive experience with acquisitions, there can be no assurance that recently acquired companies will be successfully integrated and effectively implement the Company’s growth and repositioning strategy. If the Company successfully integrates the transactions and effectively implements its repositioning strategy, there can be no assurance that its resulting business segments will enjoy continued market acceptance or profitability.

In addition, there can be no assurance that the Company will be able to successfully identify suitable future acquisition candidates, negotiate appropriate terms, obtain the necessary financing, complete the transactions or successfully integrate the new company as necessary to continue growth and repositioning strategies.

The Company’s acquisitions may result in certain risks for its business and operations.

The Company has made a number of acquisitions in the past three years, including, but not limited to, Facom in January 2006, National in November 2005, Precision in May 2005, Security

Group in January 2005, ISR in December 2004, Frisco Bay in March 2004, CST/Berger and Blick in January 2004 and Best Access in November 2002. The Company may make additional acquisitions in the future. Acquisitions involve a number of risks, including:

•	the diversion of the Company's management's attention and other resources,

•	the incurrence of unexpected liabilities, and

•	the loss of key personnel and clients or customers of acquired companies.

Any intangible assets that the Company acquires may have a negative effect on its financial statements. In addition, the success of the Company's future acquisitions will depend in part on its ability to:

•	combine operations,

•	integrate departments, systems and procedures, and

•	obtain cost savings and other efficiencies from the acquisitions.

Failure to effectively consummate or manage future acquisitions may adversely affect the Company's existing businesses and harm its operational results. The Company is still in the process of integrating the businesses and operations of Best Access, Blick, CST/Berger, ISR, Security Group, Precision, Facom, National and other acquisitions with its existing businesses and operations, and the Company cannot ensure that such integration will be successfully completed.

The Company may incur significant additional indebtedness, enter into other financing arrangements or issue additional equity securities in connection with future acquisitions which may restrict the manner in which it conducts business, limit the Company’s ability to implement elements of its growth strategy and may have a dilutive effect on earnings.

As more fully described in Item 7 and Note I Long-Term Debt and Financing Arrangements of the Notes to the Consolidated Financial Statements in Item 8, the Company issued $450 million of Enhanced Trust Preferred Securities through its Trust subsidiary, the net proceeds of which were used to finance a portion of the acquisitions of Facom and National. In addition, the Company recently amended its five year revolving credit agreement, increasing the size from $400 million to $550 million, and including provisions that allow designated subsidiaries to borrow up to $250 million in Euros and Pound Sterling, which may be available to, among other things, fund acquisitions.

The instruments and agreements governing certain of the Company’s current indebtedness contain, and instruments and agreements governing indebtedness incurred in the future may contain, restrictive covenants that include, among other things:

•	a limitation on creating liens on certain property of the Company and its subsidiaries;

•	maintenance of specified financial ratios;

•	a restriction on entering into certain sale-leaseback transactions; and

•	customary events of default. If an event of default occurs and is continuing, the Company might be required to repay all amounts outstanding under the respective instrument or agreement.

Such covenants could restrict the Company in the manner in which it conducts business and operations as well as in the pursuit of its growth and repositioning strategies.

The Company’s brands are an important asset of its business and violation of its trademark rights by imitators could negatively impact sales and brand reputation.

The Company’s trademarks enjoy a reputation for quality and value and are important to its success and competitive position. Unauthorized imitation of its products or unauthorized use of its trademark rights may not only erode sales of the Company’s products, but may also cause significant damage to its brand name and reputation, its ability to effectively represent the Company to its customers, contractors, suppliers, and/or licensees, as well as divert management time and attention. There can be no assurance that the Company’s on-going effort to protect its brand and trademark rights will prevent all violations. In addition, the laws and enforcement mechanisms of some foreign countries may not allow the Company to protect its proprietary rights to the same extent as it is able to in the United States.

The Company has trademark licensing programs and licensees may not comply with product quality, manufacturing standards, marketing and other requirements.

The Company licenses its trademarks to third parties for manufacturing, marketing, distribution and sale of various products. While it enters into comprehensive licensing agreements with its licensees covering product design, product quality, sourcing, manufacturing, marketing and other requirements, such licensees may not comply fully with those agreements. Non-compliance could include marketing products under the Company’s brand names that do not meet its quality and other requirements or engaging in manufacturing practices that do not meet the Company’s supplier code of conduct. These activities could harm brand equity, reputation and business.

Successful sales and marketing efforts depend on the Company’s ability to recruit and retain qualified employees.

The success of the Company’s efforts to grow its business depends on the contributions and abilities of key executives, its sales force and other personnel, including the ability of its sales force to adapt to any changes made in the sales organization and achieve adequate customer coverage. The Company must therefore continue to recruit, retain and motivate management, sales and other personnel sufficient to maintain its current business and support its projected growth. A shortage of these key employees might jeopardize the Company’s ability to implement its growth strategy.

The Company faces active competition and if it does not compete effectively, its business may suffer.

The Company faces active competition and resulting pricing pressures. The Company’s products compete on the basis of, among other things, its reputation for product quality, its well-known brands, price, innovation and customer service capabilities. The Company competes with both larger and smaller companies that offer the same or similar products and services or that produce different products appropriate for the same uses. These companies are often located in countries such as China, Taiwan and India where labor costs are substantially lower than in the United States, Canada and Western Europe. To remain profitable and defend market share, the Company must maintain a competitive cost structure, develop new products and services, respond to competitor innovations and enhance its existing products in a timely manner. In addition, the Company may have to adjust prices on many of its products and services to stay competitive and retain market share. The Company may not be able to compete effectively on all of these fronts and with all of its competitors, and the failure to do so could have a material adverse effect on its sales and profit margins.

The Company’s results of operations could be negatively impacted by inflation in the cost of raw materials, freight and energy.

The Company's products are manufactured of both ferrous and non-ferrous metals, including but not limited to steel, aluminum, zinc, and copper. Additionally, the Company uses other commodity based materials for components and packaging including, but not limited to; plastics, wood, and other corrugated products. As described in more detail in Item 7 hereto, the Company has been negatively impacted by commodity and freight inflation in recent years and it expects energy and certain commodity prices, particularly non-ferrous metals, may increase. If the Company is unable to mitigate these inflation increases through various customer pricing actions and cost reduction initiatives, its profitability may be adversely affected.

The Company’s failure to continue successfully managing, defending and accruing for claims and litigation could negatively impact its results of operations or cash flows.

As described in further detail in Items 1 and 3 and Note S Contingencies of the Notes to the Consolidated Financial Statements in Item 8, the Company becomes involved in various litigation matters arising out of the ordinary routine conduct of its business, including, from time to time, litigation relating to such items as commercial transactions, product liability, workers compensation, intellectual property claims, regulatory actions and environmental matters. There can be no assurance that the Company will be able to continue to successfully manage and defend such matters. In addition, given the inherent uncertainties in evaluating certain exposures, actual costs to be incurred in future periods may vary from the Company’s estimates for such contingent liabilities.

The Company is exposed to market risk from changes in foreign currency exchange rate fluctuation which could negatively impact profitability.

Exposure to foreign currency risk results because the Company, through its global operations, enters into transactions and makes investments denominated in multiple currencies. The Company’s predominant exposures are in European, Canadian and Asian currencies, including the Chinese Renminbi (‘‘RMB’’). In preparing its financial statements, for foreign operations with functional currencies other than the U.S. dollar, asset and liability accounts are translated at current exchange rates and income and expenses are translated using weighted average exchange rates. If the U.S. dollar strengthens relative to local currencies, the Company’s earnings could be negatively impacted. Although the Company utilizes risk management tools, including hedging, as it deems appropriate, to mitigate market fluctuations in foreign currencies, there can be no assurance that such measures will result in cost savings or that all market fluctuation exposure will be eliminated.

In addition, on July 21, 2005, China announced it will let the RMB fluctuate within a very tight band (+/- .3% around weighted average prior day close) thereby effectively adopting a managed float and ending its decade-old valuation de facto peg to the U.S. dollar. The Company sources significant products from China and other Asian low cost countries for resale in other regions. To the extent the RMB or these other currencies appreciate with respect to the U.S. dollar, the Company may experience cost increases on such purchases. While the present 3% appreciation of the RMB should not generate material cost increases for RMB denominated purchases, further appreciation of this or other currencies utilized for procurement could adversely affect profitability. The Company may not be successful at implementing customer pricing or other actions in an effort to mitigate the related cost increases.

The Company’s business is subject to risks associated with sourcing and manufacturing overseas.

The Company imports large quantities of finished goods, components and raw materials. Substantially all of its import operations are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements or bilateral actions. In addition, the countries in which the Company’s products and materials are manufactured or imported from may from time to time impose additional quotas, duties, tariffs or other restrictions on its imports or adversely modify existing restrictions. Imports are also subject to unpredictable foreign currency variation which may increase the Company's cost of goods sold. Adverse changes in these import costs and restrictions, or the Company’s suppliers’ failure to comply with customs regulations or similar laws, could harm the Company’s business.

The Company’s operations are also subject to the effects of international trade agreements and regulations such as the North American Free Trade Agreement, and the activities and regulations of the World Trade Organization. Although these trade agreements generally have positive effects on trade liberalization, sourcing flexibility and cost of goods by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country, trade agreements can also impose requirements that adversely affect the Company’s business, such as setting quotas on products that may be imported from a particular country into key markets such as the U.S. or the European Union.

The Company’s ability to import products in a timely and cost-effective manner may also be affected by conditions at ports or issues that otherwise affect transportation and warehousing providers, such as port and shipping capacity, labor disputes, severe weather or increased homeland security requirements in the U.S. and other countries. These issues could delay importation of products or require the Company to locate alternative ports or warehousing providers to avoid disruption to customers. These alternatives may not be available on short notice or could result in higher transit costs, which could have an adverse impact on the Company’s business and financial condition.

If the Company were required to write down all or part of its goodwill or indefinite-lived tradenames, its net income and net worth could be materially adversely affected.

As a result of the Company’s acquisitions, it has $741 million of goodwill and $107 million of indefinite-lived tradenames recorded on its Consolidated Balance Sheet at December 31, 2005. The Company is required to periodically determine if its goodwill or indefinite-lived tradenames have become impaired, in which case it would write down the impaired portion of the intangible asset. If the Company were required to write down all or part of its goodwill or indefinite-lived tradenames, its net income and net worth could be materially adversely affected.

If the Company’s investments in its pension plans do not perform as expected, the Company may have to contribute additional amounts to these plans, which would otherwise be available to cover operating and other expenses.

As described in further detail in Note M Employee Benefit Plans of the Notes to the Consolidated Financial Statements in Item 8, the Company sponsors pension and other post retirement benefit plans. The Company’s plan assets are invested in equity securities, bonds and other fixed income securities, money market instruments and insurance contracts. The Company’s funding policy is to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with applicable law which require, among other things, that the Company make cash contributions to an under funded pension plan. The Company expects to contribute approximately $15 million to its pension and other post retirement plans in 2006.

There can be no assurance that the value of the plan assets, or the investment returns on those plan assets, will be sufficient in the future. It is therefore possible that the Company may be required to make significant additional cash contributions to the plans which would reduce the cash available for other business purposes, or that the Company will have to recognize a significant pension liability adjustment which would decrease the net assets of the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2005, the Company and its subsidiaries owned or leased material facilities (facilities over 50,000 square feet) for manufacturing, distribution and sales offices in 17 states and 14 foreign countries. The Company believes that its material facilities are suitable and adequate for its business.

Certain properties are utilized by more than one segment and in such cases the property is reported in the segment with highest usage. Material facilities owned by the Company and its subsidiaries follow:

Consumer Products

New Britain, Connecticut; Sterling and Rock Falls, Illinois; Cheraw, South Carolina; Pittsfield, Vermont; Richmond, Virginia; Smiths Falls, Coburg and Swift Current, Canada; Xiaolan, Peoples Republic of China; Besancon Cedex, France; Wieseth, Germany; Puebla and Nueva Leon, Mexico; Taichung Hsien, Taiwan and Amphur Bangpakong, Thailand.

Industrial Tools

Phoenix, Arizona; Clinton, Connecticut; Shelbyville, Indiana; Dallas and Wichita Falls, Texas; Two Harbors, Minnesota; Hamlet, North Carolina; Columbus, Georgetown and Sabina, Ohio; Allentown, Pennsylvania; East Greenwich, Rhode Island; Chihuahua, Mexico; Wroclaw, Poland; Lanfang, Peoples Republic of China and Pecky, Czech Republic.

Security Solutions

Farmington, Connecticut; Indianapolis, Indiana; Nicholasville, Kentucky and Romulus, Michigan.

Corporate Offices

New Britain, Connecticut.

Material facilities leased by the Company and its subsidiaries follow:

Consumer Products

New Britain, Connecticut; Miramar, Florida; Kannapolis, North Carolina; Somerton, Australia; Mechelen, Belgium; Oakville and Smiths Falls, Canada; Hellaby, Ecclesfield, Northampton and Leeds, England; Karmiel, Israel.

Industrial Tools

Watseka, Illinois; Fishers, Indiana; Highland Heights and Westerville, Ohio; Milwaukie, Oregon; Biassono, Italy.

Security Solutions

None.

The aforementioned material facilities not being used by the Company include:

Consumer Products

New Britain, Connecticut (owned); Richmond, Virginia (owned); and Ecclesfield, England (leased).

Industrial Tools

Wichita Falls, Texas (owned); Hamlet, North Carolina (owned).

Security Solutions

None.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, the Company is involved in various lawsuits and claims, including product liability, environmental and distributor claims, and administrative proceedings. The Company does not expect that the resolution of these matters will have a materially adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of 2005 to a vote of security holders.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed and traded on the New York Stock Exchange, Inc. (‘‘NYSE’’) and the Pacific Exchange, Inc. under the abbreviated ticker symbol ‘‘SWK’’, and is a component of the S&P 500 Composite Stock Price Index. The Company’s high and low quarterly stock prices on the NYSE for the years ended December 31, 2005 and January 1, 2005 follow:

	2005			2004
	High	Low	Dividend Per Common Share	High	Low	Dividend Per Common Share
QUARTER:
First	$49.14	$44.27	$0.28	$43.75	$36.42	$0.26
Second	$48.10	$41.51	$0.28	$46.08	$39.50	$0.26
Third	$51.75	$44.03	$0.29	$45.90	$40.17	$0.28
Fourth	$49.09	$43.31	$0.29	$49.33	$40.69	$0.28
Total			$1.14			$1.08

As of February 15, 2006, there were 13,128 holders of record of the Company’s common stock.

The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the three months ended December 31, 2005:

2005	(a) Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Plan or Program	Maximum Number Of Shares That May Yet Be Purchased Under The Plan or Program
October 2 – November 5	—	—	—	—
November 6 – December 3	896	47.36	—	—
December 4 – December 31	647	48.51	—	—
	1,543	$47.84	—	—

(a) The shares of common stock in this column were deemed surrendered to the Company by participants in various of the Company’s benefit plans to satisfy the taxes related to the vesting or delivery of a combination of restricted share units and long-term incentive shares under those plans.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial information should be read in conjunction with the Consolidated Financial Statements and related Notes appearing in Item 8. The information below excludes the U.K. decorator tools, appliance hinge, residential entry door, home décor and German paint roller businesses, which are classified as discontinued operations as disclosed in Note T Discontinued Operations of the Notes to the Consolidated Financial Statements in Item 8, unless otherwise noted (in millions, except per share amounts):

	2005**	2004 ***	2003 ***	2002 ***	2001***
Continuing Operations:
Net sales	$3,285	$2,997	$2,485	$2,187	$2,182
Net earnings	$272	$237	$88	$155	$135
Basic earnings per share:
Continuing operations	$3.26	$2.89	$1.05	$1.79	$1.58
Discontinued operations	$(0.03)	$1.58	$0.24	$0.35	$0.27
Total basic earnings per share	$3.23	$4.47	$1.28	$2.14	$1.85
Diluted earnings per share:
Continuing operations	$3.18	$2.81	$1.04	$1.75	$1.55
Discontinued operations	$(0.02)	$1.54	$0.23	$0.34	$0.26
Total diluted earnings per share	$3.16	$4.36	$1.27	$2.10	$1.81
Percent of net sales:
Cost of sales	64.0%	63.2%	65.8%	66.1%	63.0%
Selling, general and administrative*	22.4%	23.1%	24.7%	22.9%	24.1%
Interest, net	1.0%	1.1%	1.1%	1.1%	1.2%
Other, net	1.5%	1.5%	1.6%	(0.4)%	(0.6)%
Earnings before income taxes	10.9%	10.8%	4.8%	10.2%	9.2%
Net earnings	8.3%	7.9%	3.5%	7.1%	6.2%
Balance sheet data:
Total assets****	$3,545	$2,851	$2,424	$2,418	$2,056
Long-term debt	$895	$482	$514	$563	$197
Shareowners’ equity	$1,445	$1,237	$885	$1,010	$858
Ratios:
Current ratio	2.1	1.7	1.6	1.8	1.5
Total debt to total capital	42.4%	32.1%	43.2%	41.4%	36.5%
Income tax rate — continuing operations	24.1%	26.9%	25.5%	30.8%	32.5%
Return on average equity — continuing operations	20.3%	22.3%	9.3%	16.6%	16.7%
Common stock data:
Dividends per share	$1.14	$1.08	$1.03	$0.99	$0.94
Equity per share at year-end	$17.24	$15.01	$10.88	$11.63	$10.14
Market price per share — high	$51.75	$49.33	$38.03	$52.00	$46.85
Market price per share — low	$41.51	$36.42	$20.84	$27.31	$28.06
Average shares outstanding (in 000’s):
Basic	83,347	82,058	84,143	86,453	85,761
Diluted	85,406	84,244	84,839	88,246	87,467
Other information:
Average number of employees	14,332	13,448	12,330	12,133	13,015
Shareowners of record at end of year	13,137	13,238	13,915	14,053	15,290

*	Inclusive of provision for doubtful accounts.

**	The results have been restated from earlier published amounts to reflect reclassification of the U.K. decorator tool and appliance hinge businesses as discontinued operations, as discussed in Note T Discontinued Operations of the Notes to the Consolidated Financial Statements in Item 8.

***	The results have been restated from earlier published amounts to reflect reclassification of the U.K. decorator tool, appliance hinge, residential entry door, home décor and German paint roller businesses as discontinued operations, as discussed in Note T Discontinued Operations of the Notes to the Consolidated Financial Statements in Item 8.

****	Item includes discontinued operations.

Note: The Company made acquisitions in 2005 and 2004, as discussed in Note F Acquisitions of the Notes to the Consolidated Financial Statements in Item 8. Refer to the Significant Charges and Credits section of Management Discussion and Analysis in Item 7 for other matters affecting the comparability of results.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial and business analysis below provides information which the Company believes is relevant to an assessment and understanding of its consolidated financial position, results of operations and cash flows. This financial and business analysis should be read in conjunction with the consolidated financial statements and related notes.

The following discussion and certain other sections of this Annual Report on Form 10-K contain statements reflecting the Company's views about its future performance and constitute ‘‘forward-looking statements’’ under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates and management's beliefs and assumptions. Any statements contained herein (including without limitation statements to the effect that The Stanley Works or its management ‘‘believes’’, ‘‘expects’’, ‘‘anticipates’’, ‘‘plans’’ and similar expressions) that are not statements of historical fact should be considered forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth, or incorporated by reference, below under the heading ‘‘Cautionary Statements’’. The Company does not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

BUSINESS OVERVIEW

The Company is a worldwide supplier of consumer products, industrial tools and security solutions for professional, industrial and consumer use. For several years, the Company has focused on a profitable growth strategy and the associated alteration of its portfolio of businesses. This strategy encompasses acquisitions, divestitures and the reduction of risk associated with certain large customer concentrations. Additionally, the strategy reflects management’s vision to build a growth platform in security while expanding the valuable branded tools and hardware platforms. Execution of this strategy has improved the profitability of operations and should engender continuing improvement over the long-term. Significant areas of tactical emphasis related to execution of this strategy, and associated events impacting the Company’s financial performance in 2005 and 2004, are discussed below.

CONTINUED PORTFOLIO TRANSITION TO SECURITY SOLUTIONS

The Company continues to focus on becoming a global market leader in the security industry. Annual revenues of the Security Solutions segment have grown to $818 million, or 25% of consolidated sales, in 2005 from $105 million, or 5% of sales, in 2001. Key events pertaining to this portfolio transition in the past two years include the following:

•	In January 2005, U.S. based Security Group, Inc. (‘‘Security Group’’) was acquired for approximately $50 million. Security Group is comprised of two primary operating companies: Sargent & Greenleaf, Inc. and The SafeMasters Co., Inc. Sargent & Greenleaf, Inc. is a manufacturer of medium and high security locks and locking systems for the financial, government and retail markets. The SafeMasters Co., Inc. is a North American access control provider offering a wide variety of physical security installation, maintenance and repair services, with emphasis on mechanical locking systems.

•	In May 2005, the Company completed the acquisitions of Precision Hardware, Inc. (‘‘Precision’’) and Sielox Security Systems Pty Ltd (‘‘Sielox’’), for a combined purchase price of $48 million. Precision manufactures and distributes exit devices, door closers and security hardware in the United States and provides a complementary product offering to the Company’s existing mechanical access business. Australian-based Sielox specializes in the installation and servicing of electronic security systems for new construction projects.

•	In 2004, the acquisitions of Blick plc (‘‘Blick’’), Frisco Bay Industries Ltd. (‘‘Frisco Bay’’), ISR Solutions Inc. (‘‘ISR’’), and another small business were completed for $256 million. Blick is a leading U.K. integrator of security systems, communication and time management solutions for the commercial and industrial sectors. Frisco Bay is a leading Canadian provider of security systems and equipment (including ATM’s) for financial institutions, government agencies and major corporations. ISR is a North American electronic security integrator, providing the U.S. federal government and commercial customers with access security systems design, installation and maintenance services.

Aside from acquisition related growth, the Company also focused on organic growth and the integration of Security Solutions with the goal of transforming the stand alone acquired businesses into an integrated multi-solution security service provider. In 2005 and 2004, various process improvement initiatives were initiated including integration of overlapping field service organizations and implementation of certain common back office systems. These integration efforts will continue throughout 2006 and 2007.

To assist in funding the above acquisitions and to mitigate the risks associated with certain large customer concentrations, the Company has disposed of the following non-strategic businesses:

•	In December 2005, the Company announced the decision to divest its small appliance hinge business and its U.K. paint decorator tool business during 2006. These businesses have combined annual sales approximating $40 million, or 1% of consolidated annual sales. The earnings of these businesses were negligible in 2005 and, as a consequence, their sale will have no meaningful impact on 2006 operating profitability. Accordingly, the results of both businesses are reported in discontinued operations in 2005 and all prior periods.

•	The home décor business was sold in late 2004 for $87 million. The after-tax gain recorded in 2004 on this transaction was $24 million. The home décor business contributed $0.13 and $0.07 of diluted earnings per share in 2004 and 2003, respectively, excluding the gain on sale. Additionally, a small German paint roller business with annual sales of approximately $20 million, and nominal earnings, was divested with an associated $4 million loss in December 2004. Both businesses were included in discontinued operations for 2004 and prior periods.

•	The residential entry door business was sold for $161 million in March 2004 generating an after-tax gain of $95 million. This business contributed $0.13 of diluted earnings per share in 2003 while the impact in 2004, aside from the gain on the sale, was nominal. The results are reported as discontinued operations in 2004 and prior periods.

DRIVE FURTHER PROFITABLE GROWTH IN BRANDED TOOLS AND HARDWARE

While diversifying the business portfolio through expansion into Security Solutions is important, the Company also recognizes that its branded consumer products and industrial tools businesses, while generally strong and profitable today, cannot remain so without vigilant attention to growth and vitality. Management is committed to growing these businesses through a combination of organic and acquisition related growth strategies. Continuously improving vitality is pursued through product development, brand support and relentless focus on global cost competitiveness. The following matters affected these businesses:

•	In January 2006, the Company completed the acquisition of Facom S.A. (‘‘Facom’’) for 410 million euros ($486 million) which was financed with a combination of cash on hand and debt issuance. Facom, based in France, is a leading European manufacturer of hand and mechanics tools with annual revenues approximating $445 million. Facom designs, manufactures and markets the majority of its tool product offerings to professional automotive and industrial end users with its well-known industrial tool brands: Facom®, Virax® and USAG®. Facom operates primarily within the premium industrial and automotive tools sector in Europe, while the Company’s pre-existing European customer base is focused mainly on the construction and D-I-Y (‘‘do-it-yourself’’) channels. As a result, the two businesses will complement each other and benefit from joint efforts in areas such as product sourcing and procurement. The Company anticipates fully diluted EPS accretion from this acquisition to approximate 10 cents per share in 2006 and increase to 65 cents per share in 2008. These estimates reflect significant acquisition-related costs, necessary to achieve synergies, to be incurred in 2007 and 2008, as well as the impact of inventory step-up purchase accounting in 2006. Facom is profitable and has experienced a long history of success in professional markets in Europe, especially in France and Italy. Nonetheless, many of its products are subject to competitive forces that require a significant reformation of its cost structure. Management is committed to performing such a reformation in order to ensure the long-term competitiveness and preservation of the Facom franchise.

•	On November 30, 2005, National Manufacturing Co. (‘‘National’’) was acquired for $174 million. National is a leading North American manufacturer and supplier of builders’ hardware, marketing the majority of its products through the two-step cooperative channel to the builder trade. National serves over 25,000 outlets with manufacturing operations in the U.S., Canada and Mexico and has annual revenues of approximately $200 million. The acquisition will be nominally accretive to earnings in 2006 and accretive to fully-diluted earnings per share by approximately 10 cents in 2007.

•	The acquisitions of CST/Berger for $64 million in 2004 and Rolatape (a small bolt-on to CST) in early 2005 expanded the industrial tools product lines to include laser and optical leveling and measuring equipment for distribution in the professional survey, construction and industrial channels. Other small CST/Berger related acquisitions were completed in late 2005 for $3 million.

•	The Company streamlined its commercialization process with increased focus on product innovation. This reduced new product development cycle time significantly and resulted in 350 new SKUs that were successfully launched in 2005 and will continue through 2006. Successful new products include the AntiVibe® Hammer, Quickslide® Knife and FatMax® Hacksaw.

REINVIGORATE THE STANLEY BRAND

The Stanley® brand is recognized as one of America’s greatest brands and is one of the Company’s most valuable assets. Brand support was increased during 2005 and 2004, including television advertising campaigns associated with new product roll-outs, continued NASCAR racing sponsorships as well as more print and web-based advertising promotions that generated approximately one billion brand impressions annually. These advertising and marketing campaigns yielded strong results as evidenced by various metrics: web traffic increase of 60%; sales lead increase of 27%; brand awareness increase of 18% and intent to buy increase of 10%. The Stanley® brand had the highest unaided hand tools brand awareness in the United States for 2005 and 2004, and was the only brand to show improvement in these surveys in each of the past four years.

INSTITUTIONALIZE THE STANLEY FULFILLMENT SYSTEM

The Company continued to roll-out its Stanley Fulfillment System (‘‘SFS’’), which is a continuous operational improvement process committed to increasing customer and shareowner value. SFS’s core disciplines consist of striving to achieve perfect quality, service excellence, optimal cost, and environmental health & safety. The Company applies SFS to many aspects of its business including procurement, maximizing customer fill rates, acquisition integration, and business processes. The SFS program helped to mitigate the impact of material price inflation that was experienced in recent years and also to reduce selling, general & administrative expense (‘‘SG&A’’) as a percentage of sales during the past five years.

The Company expects to continue to execute the above strategies during 2006 with its primary focus on the successful integration of the recent Facom Tools and National Hardware acquisitions.

Aside from the strategic commentary above, two other matters having a significant impact on the Company’s results were inflation and currency exchange rate fluctuations.

The Company has been negatively impacted by commodity and freight inflation over the past two years which has increased costs by approximately $110 million. During such period, the Company has been able to recover approximately 70% of the cost increase through pricing actions and various cost reduction initiatives. As described in more detail in the Results of Operations section below, the Company expects to be negatively impacted by inflation during 2006 by approximately $15 – $20 million, and has plans to offset this impact through pricing and other actions.

In recent years, the strengthening of foreign currencies had a favorable impact on the translation of foreign currency-denominated operating results into U.S. dollars. It is estimated that the favorable impact of foreign currency translation, including acquired companies, contributed $0.04, $0.12 and $0.13 of diluted earnings per share from continuing operations in 2005, 2004 and 2003, respectively. This impact was principally from the Canadian dollar and Asian currencies in 2005, and European currencies in 2004 and 2003. Fluctuations in foreign currency exchange rates relative to the U.S. dollar may have a significant impact on future earnings, either positive or negative.

RESULTS OF OPERATIONS

Below is a summary of the Company’s operating results at the consolidated level, followed by an overview of business segment performance.

Net Sales:    Net sales from continuing operations were $3.285 billion in 2005, as compared to $2.997 billion in 2004, a 10% increase. Acquisitions contributed 6% or $167 million of the sales increase. Organic sales increased 4% driven by 2% volume growth, 1% favorable foreign currency and a 1% positive pricing impact. The organic volume growth was attributed to strong Consumer Products demand based on successful consumer hand tool and garage storage new product introductions, as well as increases in several Industrial Tools businesses, principally industrial mechanics tools, hydraulic tools, leveling / measuring tools and fastening systems. Favorable foreign currency translation in Canada and Asia increased net sales by 1%.

Net sales from continuing operations were $2.997 billion in 2004, as compared to $2.486 billion in 2003, a 21% increase. Excluding acquisitions, organic sales increased 11% driven by 6% volume growth, improved pricing and favorable foreign currency impact. The volume growth was due to: increased industrial tool demand from favorable market conditions; improved order fulfillment and execution in several businesses; strong consumer hand and mechanics tool demand from home center and mass merchant customers; and increased Security Solutions revenues primarily due to automated door products reflecting a major upgrade project at a large customer. The 2004 net sales volume performance was achieved in a 52-week reporting period versus a 53-week reporting period in 2003. Favorable foreign currency translation, primarily European, increased net sales by 2%. Price increased 3%, mainly as a result of the Company actively pursuing increases to offset commodity inflation. Other pricing actions associated with more effective price management routines resulted in an additional $20 – $25 million of benefit.

Significant Charges and Credits:    In 2005, the Company recorded a $5 million tax benefit pertaining to the execution of tax planning strategies enabling the reduction of a previously provided valuation allowance on future utilization of certain prior year European net operating losses. Also, a $17 million tax benefit was recorded arising from the final settlement of various tax contingencies based on the resolution of income tax audits. In conjunction with the passage of the American Jobs Creation Act of 2004, the Company repatriated $250 million in foreign earnings and recorded $16 million of tax expense pertaining to such repatriation.

In 2004, the Company recorded $4 million of pre-tax restructuring costs in connection with specific personnel actions to streamline/reposition certain organizations, $4 million of impairment charges primarily associated with a 2004 information system strategy decision, and a $2 million provision for litigation. Additionally, an $8 million tax credit was recorded as a result of favorable resolutions of tax audits, increased utilization of foreign net operating loss carry forwards and specific acquisition tax-planning activities.

In 2003, the Company recorded $108 million of pre-tax restructuring costs, impairment charges, and other exit costs in connection with the Operation 15 initiative, relating to the Mac Direct exit ($53 million), distribution facilities ($13 million) and other items ($42 million). Certain expenses totaling $8 million related to the retirement of the Company’s former Chairman and CEO were recorded in addition to Operation 15 charges. Also, in the first quarter of 2003, the Company recorded $3 million in restructuring reserves for initiatives pertaining to the further reduction of its cost structure, primarily for severance-related obligations. These charges were classified within the 2003 Consolidated Statement of Operations as follows: (i) Cost of sales — $20 million; (ii) SG&A and Provision for doubtful accounts — $37 million; (iii) Other-net — $10 million; and (iv) Restructuring and asset impairment charges — $52 million. Additionally, the 2003 income taxes reflect favorable foreign tax developments that resulted in a credit of $2 million.

Gross Profit:    The Company reported gross profit from continuing operations of $1.181 billion, or 36% of net sales, in 2005, compared to $1.104 billion, or 37% of net sales, in the prior year. The businesses acquired increased gross profit by $52 million. The remaining $25 million improvement was primarily attributed to the increase in organic sales volume and continued benefits of the Stanley Fulfillment System. As a percentage of sales, the year over year gross margin rate decline primarily stems from unfavorable mix and cost absorption in the fastening business, and to a lesser extent the impact of recently acquired businesses which possess lower gross margin percentages until integration synergies are realized. During 2005, there was carryover of commodity inflation from 2004 which resulted in approximately $40 million of additional costs that were mostly recovered through favorable pricing actions. Although steel costs have stabilized from prior year levels, energy costs and non-ferrous commodities continue to escalate and the Company expects such inflation to increase 2006 costs by approximately $15 – $20 million, which management plans to mitigate through various customer pricing actions and cost reduction initiatives.

Gross profit from continuing operations was $1.104 billion, or 37% of net sales, in 2004, compared to $850 million, or 34% of net sales, in the prior year. The businesses acquired increased gross profit by $105 million. The remaining $149 million improvement was primarily attributed to increased sales volume discussed previously, gross margin rate improvement, and $20 million of inventory losses recorded in 2003 related to the termination of the MacDirect distribution model and the planned consolidation of two major distribution facilities in conjunction with Operation 15. The gross margin rate improvement was attributable to the carryover benefit of 2003 restructuring programs, volume leverage, favorable pricing and improved product mix. These benefits were partially offset by higher steel costs and other inflation. The Company experienced a significant impact from unusually high levels of commodity price inflation (particularly steel) in 2004. The Company had actively pursued price increases in many business channels to partially offset this negative impact. The effect of commodity inflation and freight increases was approximately $75 million in 2004, of which approximately 60% was offset with related price increases to customers.

SG&A expenses:    Selling, general and administrative expenses from continuing operations, inclusive of the provision for doubtful accounts, were $737 million or 22% of net sales in 2005, compared to $691 million, or 23% of net sales, in the prior year. The increase of $46 million mainly pertains to acquired businesses that increased costs by $34 million, and $14 million of increased brand support. Excluding acquisitions, SG&A as a percentage of sales decreased 50 basis points compared with 2004 levels despite the higher brand support expense due to sales volume leverage, lower Sarbanes-Oxley compliance costs and effective cost controls.

Selling, general and administrative expenses from continuing operations, inclusive of the provision for doubtful accounts, were $691 million or 23% of net sales in 2004, compared to $613 million or 25% of net sales, in the prior year. The increase of $78 million was primarily attributed to acquired businesses that increased costs by $62 million, higher business portfolio SG&A spending levels in connection with the strong organic net sales increase, increased funding for brand support, Sarbanes-Oxley compliance costs, and foreign currency translation. Additional factors impacting this comparison were accounts receivable losses of $25 million which related to the exiting of the MacDirect distribution model and $8 million of costs pertaining to the retirement of the Company's former CEO, both of which were recorded in 2003.

Interest and Other-net:    Net interest expense from continuing operations in 2005 was $34 million, consistent with 2004 levels. Interest expense was held fairly constant in a period of rising interest rates through the maintenance of overall lower debt levels during most of 2005 and application of effective hedging strategies.

Net interest expense from continuing operations in 2004 was $34 million, an increase of $6 million over 2003. This increase was driven by higher borrowings associated with the acquisitions discussed previously, partially offset by lower interest rates on a year over year basis.

Other-net from continuing operations represented $48 million of expense in 2005, an increase of $2 million over 2004. The slight increase was primarily driven by $6 million of higher intangible asset amortization associated with acquisition activity partially offset by lower foreign currency losses.

Other-net from continuing operations represented $46 million of expense in 2004, an increase of $7 million from expense of $39 million in 2003. The increase is primarily the result of increased intangible amortization expense of $10 million associated with recent acquisitions. Additionally, there was a significant cost increase and decrease which offset one another — a $10 million increase in currency losses from 2003 levels was offset by reduced losses on the MacAdvantage finance program in 2004 versus 2003.

Income Taxes:    The Company’s effective income tax rate from continuing operations for 2005 was 24% as compared to 27% for 2004 and 25% for 2003.

The decrease in the effective income tax rate in 2005 compared to 2004 reflects a higher proportion of taxable income in countries with lower statutory rates, as well as the recording of a $5 million tax benefit pertaining to the execution of tax planning strategies enabling the reduction of a previously provided valuation allowance on future utilization of certain prior year European net operating losses. Also, a $17 million tax benefit was recorded arising from the final settlement of various tax contingencies based on the resolution of income tax audits in 2005. In October 2004, the American Jobs Creation Act of 2004 (the ‘‘Act’’) was signed into law. The Act creates a temporary incentive for U.S. corporations to repatriate foreign earnings by providing an 85 percent deduction for certain dividends received from controlled foreign corporations. During 2005, the Company repatriated $250 million in foreign earnings and recorded $16 million of tax expense pertaining to the repatriation.

The increase in the effective tax rate in 2004 compared to 2003 relates to 2003 Operation 15 charges which were predominately U.S. based and favorable foreign tax developments that reduced income taxes by $2 million in 2003. Also affecting the comparison is an $8 million credit to income taxes that was recorded in 2004 as a result of favorable resolutions of tax audits, increased utilization of foreign net operating loss carry forwards and specific acquisition tax-planning activities.

Discontinued Operations:    In 2005, the Company announced the planned sale of two small businesses: the U.K. paint decorator tool business and a small appliance hinge business. Accordingly, their results have been classified in discontinued operations in all periods. The operations of these two small held for sale businesses, along with the resolution of tax and other matters associated with the 2004 divestitures, resulted in a net loss from discontinued operations of $2 million in 2005. Net earnings from discontinued operations were $130 million in 2004, reflecting a $95 million net gain on the March 2004 sale of the residential entry door business, a $24 million net gain on the December 2004 divestiture of the home décor business, a $4 million net loss on the sale of a small German paint roller business, as well as the operating results of these discontinued operations.  Net earnings from discontinued operations were $20 million in 2003 based on the operating results of the above businesses, principally residential entry door and home décor.

Business Segment Results

The Company’s reportable segments are an aggregation of businesses that have similar products and services, among other factors. The Company utilizes operating profit, which is defined as net sales minus cost of sales and SG&A, inclusive of the provision for doubtful accounts and allocated corporate and common expenses; and operating profit as a percentage of net sales to assess the profitability of each segment. Segment operating profit excludes interest income, interest expense, other-net, restructuring charges and asset impairments and income tax expense. Refer to Note O Restructuring and Asset Impairments and Note G Goodwill, Customer Relationships and Other Intangible Assets of the Notes to the Consolidated Financial Statements for the amount of restructuring charges and asset impairments, and intangibles amortization expense, respectively, attributable to each segment. The Company's operations are classified into three business segments: Consumer Products, Industrial Tools, and Security Solutions. The Consumer Products segment manufactures and markets hand tools, consumer mechanics tools, storage units, and hardware. These products are sold to retailers (including home centers, mass merchants, hardware stores, and lumber yards) as well as through third party distributors. The Industrial Tools segment manufactures and markets professional mechanic tools and storage systems, pneumatic tools and fasteners, assembly tool systems, specialty tools, hydraulic tools and accessories, and electronic leveling and measuring tools. These products are sold to customers and distributed either directly or through third party distributors. The Security Solutions segment manufactures, integrates and markets automatic doors, door locking systems, door closers and exit devices, commercial hardware and security access control and surveillance systems, primarily through various direct sales forces in the U.S., Canada and the U.K.

Consumer Products:

(Millions of Dollars)	2005	2004	2003
Net sales from continuing operations	$1,098	$1,043	$929
Operating profit from continuing operations	$185	$171	$147
% of Net sales	16.9%	16.4%	15.8%

Consumer Products net sales from continuing operations in 2005 represented a 5% increase from 2004. Of this 5% increase, the November 2005 National acquisition contributed 1% while organic volume increased 3% driven by strength in the hand tools and consumer storage business associated with successful new product introductions. The effects of currency and pricing contributed equally to the remaining 1% increase. Solid organic sales growth was achieved despite an unanticipated inventory correction by certain large North American customers in December 2005 which negatively impacted sales by approximately $30 million versus normal levels. These customer inventory corrections continued to impact sales in January 2006 as expected. The customer actions were broad-based and generally not a result of performance issues with the Company’s products. However, it is expected that normal ordering patterns by these large North American customers will be realized in due course as the retail sell through of products to the end user customers continues to be strong and is outpacing shipments to the home centers. In February 2006, orders from and shipments to these customers were robust and more consistent with the Company's retail sell through levels. Operating margin improved 50 basis points primarily due to leverage associated with the increase in sales volume.

Consumer Products net sales from continuing operations in 2004 represented a 12% increase from 2003, driven by the aforementioned strength in home center and mass merchant channels in the U.S. and favorable currency impacts in Europe. Of this 12% increase, volume represented 7% which was driven by growth in the hand tools, consumer mechanics tools and storage businesses as a result of improved order fulfillment, increased brand support, and higher market demand, which was partially offset by volume declines in the hardware business. Currency contributed 4% and pricing 1% of the net sales increase. Operating margin improved 60 basis points primarily due to improved operating leverage from higher sales volumes, pricing, and favorable product mix; however these factors were partially offset by the previously mentioned commodity cost inflation (primarily steel and resin), increased brand support and Sarbanes-Oxley compliance costs. Additionally, 2003 Consumer Products operating profit was impacted by $3 million in Operation 15 charges previously mentioned.

Industrial Tools:

(Millions of Dollars)	2005	2004	2003
Net sales from continuing operations	$1,370	$1,293	$1,098
Operating profit from continuing operations	$136	$133	$17
% of Net sales	9.9%	10.3%	1.5%

Industrial Tools net sales increased 6% from 2004. The carryover effect from the 2004 CST/Berger and related 2005 acquisitions contributed nearly 1% of the sales increase. The 5% organic sales increase was comprised of 3% volume and 2% price. Sales volume rose on continued strong demand in the industrial mechanics tools, hydraulic tools, laser leveling tools, and storage businesses, and to a lesser extent fastening systems. These volume gains were partially offset by declines in the Mac tools and assembly technologies businesses. Industrial mechanics tools’ increase in volume was driven by share gains achieved from new product introductions and improved customer service. Hydraulic tools also benefited from new product introductions as well as higher product demand associated with the steel scrap market which was driven by the strong global demand for steel. Laser leveling tools continued to increase its market share in the U.S. and European professional markets due to new product offerings. Although demand began to slow during the latter half of 2005, fastening systems achieved moderate sales growth during 2005 based on demand from the U.S. construction and industrial channels along with the success of innovative nail products. The storage business increase in volume was driven by the successful launch of a vertical lift module automated storage and retrieval system as well as strong demand experienced in the industrial, heavy truck, and automotive dealership markets. Assembly technologies was affected by weakness in the U.S. auto industry, as the ‘‘Big 3’’ automakers continued to reduce capital expenditures in conjunction with other cost reduction initiatives. Mac tools sales fell due to a decline in the number of distributors in 2005 compared to 2004 as dealer attrition outpaced recruiting efforts. However, the average sales per Mac tools’ distributor was up 4% versus 2004 and operating margin improved slightly. Operating profit in 2005 was $136 million or 9.9% of net sales, up slightly compared to $133 million, or 10.3% of net sales, in 2004. The 40 basis point decline in the operating margin rate, despite the sales volume increase, was primarily due to increased freight costs, as well as unfavorable mix and cost absorption in the fastening business where manufacturing volume was lower in 2005 compared to 2004 on improved inventory management.

Industrial Tools net sales increased 18% in 2004 from 2003. Excluding the CST/Berger acquisition, organic sales increased 12%. Volume represented 6% of the organic sales increase; and price and currency were 4% and 2%, respectively. This organic volume improvement was the result of better economic conditions, improved management execution in several businesses and improved order fulfillment related to industrial mechanic tool, assembly tool, specialty tool, and hydraulic tool products. Mac tools net sales decreased 4% as sluggish market conditions impacted this business in the fourth quarter of 2004 combined with traditional distributor additions and higher route average sales only partially offsetting the anticipated decline from the previous year's MacDirect exit. The majority of the price increase was due to the Company’s actions in response to commodity inflation as previously discussed. The significant improvement in the 2004 operating profit and margin rate is the result of charges in 2003 totaling $52 million mainly from receivable and inventory losses associated with the MacDirect exit, as well as higher sales volume, substantial improvement in the margin performances of Mac Tools and industrial mechanics tools as a result of the carryover benefits from prior year restructuring programs, and the acquisition of CST/Berger. These favorable factors were partially offset by the previously mentioned commodity cost inflation, as approximately two-thirds of the total Company’s commodity inflation (net of price recovery) impacted this segment, and Sarbanes-Oxley compliance costs.

Security Solutions:

(Millions of Dollars)	2005	2004	2003
Net sales from continuing operations	$818	$662	$458
Operating profit from continuing operations	$124	$108	$73
% of Net sales	15.1%	16.3%	16.0%

Security Solutions sales increased 24% in 2005. Excluding acquisitions, organic sales increased 2%. Sales volume and favorable foreign currency each represented 1% of the organic increase. The increase in organic volume was driven by the North American mechanical access and electronic security integration businesses, offset by declines in the North American automatic door and Blick U.K. security businesses. The strong sales volume achieved by the mechanical access business was driven by increased demand from its national accounts based on the continued ability to provide a diversified product offering to such customers, while the North American security integration business benefited from improved coordination in sales and marketing activities due to the reorganization of the system integration commercial team in early 2005. The decline in Blick was attributable to overall softness in the U.K. economy, while the automatic doors business was negatively impacted by the non-recurrence of a major project upgrade at a large customer as compared with 2004. Acquisitions contributed $17 million of operating profit. The operating margin rate decrease is primarily attributed to unfavorable mix as a result of a higher proportion of electronic access sales as compared to mechanical access, as well as the impact of recent acquisitions as integration synergies were not yet fully achieved and there was unfavorable impact from non-recurring inventory step-up costs in purchase accounting. However, the second half 2005 operating margin was 15.8% compared to 14.4% in the first half, reflecting the benefit of various cost reduction initiatives including headcount reductions at several of the businesses, progress in the integration of field service organizations and back office systems, and the continued roll-out of the Stanley Fulfillment System to recently acquired businesses. Based on the relative size of the Security Solutions segment compared to the remainder of the business portfolio and the dynamic nature of its growth activities, as well as the seasonal nature of this business, management expects continued operating margin volatility on a quarterly basis. However, management also believes that this segment will continue to produce above Company average operating margins when viewed over the course of several quarters.

Security Solutions sales increased 44% in 2004. Excluding acquisitions (primarily Blick, Frisco Bay and ISR), organic sales increased 6%. Sales volume represented 4% of the organic increase and price was 2%. The organic volume improvement was due to strength in the supply and service of automatic commercial door systems in access technologies. Best Access sales volume was virtually unchanged compared to 2003 levels while incoming orders increased, reflecting a shift in mix toward longer order cycle electronic access systems. The operating profit increase is primarily attributed to the impact of 2004 acquisitions. Operating margin was relatively flat versus 2003, primarily attributable to favorable business mix and pricing actions with customers, which were offset by increased commodity inflation, field productivity issues at Best Access, Sarbanes-Oxley compliance costs and strategic consulting expenditures.

RESTRUCTURING ACTIVITIES

At December 31, 2005, the restructuring and asset impairment reserve balance was $5 million, which the Company expects to be fully expended by the end of 2006. A summary of the Company’s restructuring reserves for the years ended January 1, 2005 to December 31, 2005 is as follows:

(Millions of Dollars)	01/01/05	Additions	Usage	Currency	12/31/05
Acquisitions
Severance	$0.3	$3.6	$(1.7)	$—	$2.2
Other	—	0.3	(0.2)	—	0.1
Q4 and Q3 2005
Severance	—	2.4	(1.5)	—	0.9
Q2 2005
Severance	—	1.4	(1.2)	—	0.2
Other	—	0.8	(0.6)	—	0.2
Q4 2004
Severance	1.2	—	(1.2)	—	—
Operation 15
Severance	2.0	—	(0.6)	(0.1)	1.3
Asset impairments	2.1	—	(2.1)	—	—
	$5.6	$8.5	$(9.1)	$(0.1)	$4.9

For the three years ended December 31, 2005, 27 facilities have been closed as a result of restructuring initiatives. In 2005, 2004 and 2003, approximately 219, 160, and 1,100 employees have been terminated as a result of restructuring initiatives, respectively. Severance payments of $6 million, $4 million and $18 million and other exit costs of $1 million, $4 million, and $10 million were made in 2005, 2004 and 2003, respectively. Write-offs of impaired assets were $2 million, $11 million and $18 million in 2005, 2004 and 2003, respectively.

Acquisition Related:    Integration of certain acquisitions requires reduction of redundant personnel, closure of facilities, and other restructuring actions related to the acquired businesses. In such cases, a restructuring accrual is recorded for actions identified in integration strategy plans initially developed by the Company as of the acquisition date, with a resulting increase to goodwill. As integration strategies are executed, the Company monitors the previously established restructuring accruals and makes adjustments to such accruals to the extent actual expenditures differ from the estimated accruals. Adjustments recorded to previously established restructuring accruals until the time integration plans are fully executed, not to exceed one year from date of original acquisition, are reflected in the final goodwill amount included in the purchase price allocation. Adjustments made subsequent to the finalization of integration strategies, or after one year from the date of original acquisition, are reflected in the Company’s results of operations if increases to the accruals are required, while decreases in such accruals are appropriately applied against goodwill.

In January 2006, the Company announced a cost reduction initiative relating primarily to the severance of approximately 540 employees across multiple businesses. The majority of the cost reduction actions will be executed in the first quarter of 2006 providing approximately $40 million of cost savings in 2006. A charge totaling approximately $16 million is expected to be recorded in 2006 in connection with this initiative.

The Company anticipates approximately $30 million – $40 million of cash expenditures will be incurred between 2006 and 2007 in relation to integration of the Facom and National acquisitions. The majority of this restructuring is expected to be reflected in the purchase price allocation.

FINANCIAL CONDITION

Liquidity, Sources and Uses of Capital: The Company’s primary sources of liquidity are cash flows generated from operations and borrowings under various credit facilities.

Operating and Investing Activities:    The Company has historically generated strong cash flows from operations. In 2005, cash flow from operations was $362 million, relatively flat as compared to $372 million in 2004. In 2004, cash flow from operations was $372 million, as compared to $464 million in 2003. Working capital improvements were $45 million higher in 2003 as compared with 2004. In addition, in 2003 there were favorable impacts of $57 million for income tax deferrals and refunds, as well as approximately $40 million in cash proceeds from the sale of the Mac tools distributor financing portfolio which did not recur in 2004. These items were partially offset by improved net earnings from continuing operations and lower cash payments related to restructuring and other charges in 2004 versus 2003.

Capital expenditures were $68 million in 2005, $55 million in 2004, and $39 million in 2003. The increase in 2005 capital expenditures versus 2004 was due to new product introductions, information system upgrades and plant investments in China and Thailand. The Company incurred higher capital expenditures in 2004 compared to 2003 for investment in various plants including manufacturing productivity projects, movement of production to low cost countries, and increased costs for software development and acquisitions. The Company expects future capital expenditures to increase approximately in proportion to its sales growth.

Free cash flow, as defined in the following table, was $294 million in 2005 and $317 million in 2004, considerably exceeding net earnings from continuing operations in a period of continued strong sales volume growth. The Company believes free cash flow is an important measure of its liquidity, as well as its ability to fund future growth and provide a dividend to shareowners.

(Millions of Dollars)	2005	2004	2003
Net cash provided by operating activities	$362	$372	$464
Less: capital expenditures	(53)	(48)	(31)
Less: capitalized software	(15)	(7)	(8)
Free cash flow	$294	$317	$425

Based on its demonstrated ability to generate free cash flow and its strong debt to capital ratio at December 31, 2005, the Company believes it has the financial flexibility to deploy capital to its shareholders' advantage through a combination of acquisitions, share repurchases, dividends and debt repayment.

In 2005, acquisition spending totaled $287 million, principally for the National Hardware, Security Group, and Precision businesses as previously mentioned. As part of its portfolio diversification shift, the Company received $205 million in net proceeds from sales of the residential entry door and home décor businesses in 2004, and disbursed $301 million for business acquisitions. In 2005, the $21 million of remaining taxes due on the gain from these business sales were paid. Pursuant to its profitable growth strategy, the Company will continue to assess its current business portfolio for disposition opportunities and make acquisitions in favored markets while minimizing the risk associated with large customer concentrations. Currently, the Company expects to complete additional 2006 acquisitions requiring funding of approximately $100 – $200 million, aside from Facom which was acquired for $486 million on January 1, 2006. However, if the opportunity arises to acquire a target that meets strategic objectives at an attractive price, management will consider exceeding this anticipated 2006 acquisition spending level, within the constraints of its ongoing commitment to maintain upper-tier investment grade credit ratings.

Financing Activities:    In November 2005, the Company consummated a Section 144A offering, with registration rights, of $450 million of Enhanced Trust Preferred Securities (‘‘ETPS Debt’’) through its unconsolidated trust subsidiary, The Stanley Works Capital Trust I (‘‘the Trust’’). Contemporaneously, the Company borrowed the proceeds of the ETPS offering from the Trust by issuing $450 million of junior subordinated debt securities payable to the Trust. The net proceeds were used to partially fund the acquisitions of National and Facom which closed on November 30, 2005 and January 1, 2006, respectively. These securities and underlying junior subordinated debt securities (collectively, the ‘‘securities’’) feature a 5 year fixed rate period ending December 1, 2010 and floating rate period ending December 1, 2045. The fixed coupon was set at 5.902%. The obligations, tenor and terms of the ETPS mirror those of the junior subordinated debt securities. The securities can be redeemed by the Company on or after December 1, 2010 without penalty for early payment.

Payments on long-term debt amounted to $72 million in 2005, $154 million in 2004 and $18 million in 2003. Payments in 2004 reflect the maturity of $120 million of debt on March 1, 2004. Net proceeds from short term borrowings amounted to cash inflows of $103 million in 2005 and $20 million in 2004, and a cash outflow of $141 million in 2003. The increase in 2005 was primarily attributed to commercial paper issued to fund the 2005 acquisitions aside from National.

In 2003, the Company repurchased 3.9 million shares of common stock and agreed to settle the remainder of its equity hedge through the repurchase of 4.1 million shares over the succeeding four years. The 3.9 million share repurchase was made with $100 million of cash and increased commercial paper borrowings while the 4.1 million share repurchase involved $113 million of term debt. No open market purchase of shares occurred. In 2005, the Company paid $71 million to purchase the remaining 2.5 million shares of common stock, which settled the remaining portion of the equity hedge.

The Company’s debt to capital ratio was 42.4% at the end of 2005, 32.1% at the end of 2004 and 43.2% at the end of 2003. Reflecting the credit protection measures that are incorporated into the terms of the $450 million ETPS, the debt to capital ratio of the Company is more fairly represented by apportioning 50% of the ETPS issuance to equity when making the calculation. The resulting debt to capital ratio from this apportionment is 33.5%. This adjustment is consistent with the treatment accorded these securities by internationally recognized bond ratings agencies.

The Company increased its cash dividend per common share to $1.14 in 2005 which resulted in $6 million of additional dividend payments compared to 2004. Dividends per common share increased 5.5% in 2005, 4.9% in 2004 and 4.0% in 2003.

In January 2006, the Company announced the commencement of a stock repurchase program whereby approximately $200 million will be expended to repurchase outstanding shares of the Company's common stock. The repurchase program is expected to be completed in the first half of 2006 and provide a 2006 fully diluted earnings per share benefit of approximately $0.10 – $0.15. The Company will continue to assess the possibility of repurchasing more of its outstanding common stock, based on a number of factors including the level of acquisition activity, the market price of the Company’s common stock and the current financial condition of the Company.

In 2005, the Company amended its long-term (multi-year) $400 million credit facility by increasing the facility size to $550 million and adding a multi currency sub-limit of $250 million available in Euros or Pound Sterling. This long-term credit facility matures in October 2009. In addition, the Company has short-term lines of credit with numerous foreign banks aggregating $184 million, of which $155 million was available at December 31, 2005. Short-term arrangements are reviewed annually for renewal. Of the $734 million aggregate credit lines, $400 million is allocated to support the Company’s commercial paper program. In addition to these lines of credit, the Company maintains a facility designed for the securitization of certain trade accounts receivable for purposes of additional liquidity. As of December 31, 2005, the Company’s maximum available funds under this arrangement were $123 million, of which $16 million was utilized.

In 2003, the Company filed a Shelf Registration in the amount of $900 million. At December 31, 2005, the Shelf Registration was unutilized. This filing represents a prospectus which, if accompanied by a prospectus supplement, would allow the Company to offer, issue and sell, together or separately, debt, equity and other securities.

The Company also has numerous assets, predominantly vehicles and equipment, under a one-year term renewable U.S. master personal property lease. Residual value obligations, which approximate the fair value of the related assets, under this master lease were $25.7 million at December 31, 2005. The Company does not anticipate any material liabilities associated with these transactions.

Contractual Obligations: The following summarizes the Company’s significant contractual obligations and commitments that impact its liquidity:

Payments Due by Period

(Millions of Dollars)	Total	< 1 year	2-3 yrs	4-5 yrs	> 5 yrs
Long-term debt	$917	$22	$232	$10	$653
Operating leases	104	25	36	20	23
Deferred compensation	43	3	8	6	26
Material purchase commitments	45	9	18	18	—
Outsourcing and other obligations	55	20	35	—	—
Total contractual cash obligations	$1,164	$79	$329	$54	$702

Other Commercial Commitments

Amounts of Commitments Expiration Per Period

(Millions of Dollars)	Total	< 1 year	2-3 yrs	4-5 yrs	> 5 yrs
U.S. lines of credit	$550	$—	$—	$550	$—
U.S. receivables securitization facility	123	123	—	—	—
International lines of credit	184	184	—	—	—
Total commercial commitments	$857	$307	$—	$550	$—

Short-term borrowings, long-term debt and lines of credit are explained in detail within Note I Long-Term Debt and Financing Arrangements of the Notes to the Consolidated Financial Statements; and operating leases and other commercial commitments are explained in detail in Note R Commitments and Guarantees of the Notes to the Consolidated Financial Statements.

MARKET RISK

Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments. The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices. Exposure to foreign currency risk results because the Company, through its global businesses, enters into transactions and makes investments denominated in multiple currencies. The Company’s predominant exposures are in European, Canadian and Asian currencies, including the Chinese Renminbi (‘‘RMB’’) and the Taiwan Dollar. Certain cross-currency trade flows arising from sales and procurement activities as well as affiliate cross-border activity are consolidated and netted prior to obtaining risk protection, primarily purchased options. The Company is thus able to capitalize on its global positioning by taking advantage of naturally offsetting exposures to reduce the cost of purchasing protection. At times, the Company also enters into forward exchange contracts and purchased options to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables, predominately affiliate transactions. Gains and losses from these hedging instruments offset the gains or losses on the underlying net exposures, assets and liabilities being hedged. Management determines the nature and extent of currency hedging activities, and in certain cases, may elect to allow certain currency exposures to remain unhedged. The Company has also entered into several cross-currency interest rate swaps, to provide a partial hedge of the net investments in certain subsidiaries and better match the cash flows of operations to debt service requirements. Sensitivity to foreign currency exposure risk from these financial instruments at the end of 2005 would have been immaterial based on the potential loss in fair value from a hypothetical 10% adverse movement in all currencies. The Company follows risk management policies in executing derivative financial instrument transactions, and does not use such instruments for speculative or hedging purposes.

On July 21, 2005, China announced it will allow the RMB fluctuate within a very tight band (+/- ..3% around weighted average prior day close) thereby effectively adopting a managed float and ending its decade-old valuation de facto peg to the U.S. Dollar (‘‘USD’’). The initial appreciation was 2%. Besides the initial move, the effect of that policy shift during 2005 was negligible as total appreciation of the RMB versus the USD at year end amounted to only 2.6%. The Company sources significant products from China and other Asian low cost countries for resale in other regions. To the extent the RMB or these other currencies appreciate with respect to the USD, the Company may experience cost increases on such purchases. While the present 3% appreciation of the RMB should not generate material cost increases for RMB denominated purchases, further appreciation of this or other currencies utilized for procurement could adversely affect profitability. In the event significant RMB or other currency appreciation occurs, the Company would initiate customer pricing or other actions in an effort to mitigate the related cost increases, but it is possible such actions would not fully offset the potential unfavorable impact.

The Company’s exposure to interest rate risk results from its outstanding debt obligations, short-term investments, and derivative financial instruments employed in the management of its debt portfolio. The debt portfolio is managed to achieve capital structure targets and reduce the overall cost of borrowing by using a combination of fixed and floating rate debt as well as interest rate swaps, and cross-currency swaps. The Company’s primary exposure to interest rate risk comes from its floating rate debt in the U.S. and Europe and is fairly represented by changes in LIBOR and EURIBOR rates. At December 31, 2005, the result of a hypothetical two percentage point increase in short-term LIBOR and EURIBOR rates would not have resulted in a material impact on the pre-tax profit of the Company.

The Company has exposure to commodity prices in many businesses, particularly certain base metals (aluminum, copper, zinc and steel), and energy used in the production of finished goods. Generally, commodity price exposures are not hedged with derivative financial instruments, but instead are actively managed through customer pricing actions and procurement-driven cost reduction initiatives. In 2004 the Company experienced around $75 million of commodity and energy inflation, especially steel, of which approximately 60% was offset with related price increases to customers.  In 2005 the Company experienced approximately $40 million of commodity and energy inflation, most of which was recovered through favorable pricing actions. Such inflation is expected to increase costs by an estimated $15 – $20 million in 2006, which management plans to mitigate through various customer pricing actions and cost reduction initiatives. If commodity prices fluctuated to reach new historical high levels, similar to those experienced in 2004, the Company’s exposure could increase by $40 – $50 million above the current expected levels for 2006. In that unlikely event, the Company would pursue pricing and other actions to limit the net impact from inflation to an amount around or below the approximate $30 million unfavorable inflation impact, net of pricing actions, experienced in 2004. An unlikely change of this magnitude would reflect external factors that would impact other companies in our industry as well as the broader economy.

Fluctuations in the fair value of the Company’s common stock affect domestic retirement plan expense as discussed in the U.S. Pension and ESOP section of Management Discussion and Analysis.

Sales to The Home Depot amounted to 12% of 2005 consolidated net sales from continuing operations. The Company has other significant customers, particularly home centers and major retailers, though individually there are no others that exceed 10% of consolidated sales. The loss or material reduction of business from any such significant customer could have a material adverse impact on the Company’s results of operations and cash flows, until either such customers were replaced or the Company made the necessary adjustments to compensate for the loss of business.

The Company has access to financial resources and borrowing capabilities around the world. There are no material instruments within the debt structure that would accelerate payment requirements due to a change in credit rating, and no significantly restrictive covenants. The Company believes that its strong financial position, operating cash flows, committed long-term credit facilities and borrowing capacity provide the financial flexibility necessary to continue its record of annual dividend payments, to invest in the routine needs of its businesses, to make strategic acquisitions and to fund other initiatives encompassed by its growth strategy.

OTHER MATTERS

ENVIRONMENTAL    The Company incurs costs related to environmental issues as a result of various laws and regulations governing current operations as well as the remediation of previously contaminated sites. Future laws and regulations are expected to be increasingly stringent and will likely increase the Company’s expenditures related to routine environmental matters.

The Company accrues for anticipated costs associated with investigatory and remediation efforts in accordance with appropriate accounting guidelines which address probability and the ability to reasonably estimate future costs. The liabilities are reassessed whenever circumstances become better defined or remediation efforts and their costs can be better estimated. Subject to the imprecision in estimating future environmental costs, the Company believes that any sum it may pay in connection with environmental matters in excess of the amounts recorded will not have a materially adverse effect on its financial position, results of operations or liquidity. Refer to Note S Contingencies of the Notes to the Consolidated Financial Statements for further information on environmental liabilities and related cash flows.

U.S. PENSION AND ESOP    As detailed in Note M Employee Benefit Plans of the Notes to the Consolidated Financial Statements, the Company has an Employee Stock Ownership Plan (‘‘ESOP’’) under which the ongoing U.S. defined contribution and 401(K) plans are funded. Overall ESOP expense is affected by the market value of Stanley stock on the monthly dates when shares are released. In 2005, the market value of shares released averaged $46.41 per share and the net ESOP expense was $2 million. In 2004, the market value of shares released averaged $43.20 per share and the net ESOP expense was $2 million. In 2003, the market value of shares released averaged $29.25 per share and the net ESOP expense was $9 million. ESOP expense may vary in the future as the market value of the Company’s common stock fluctuates.

The Company provides a 5% guaranteed rate of return on participant contributions made to the tax deferred savings plan 401(K) prior to July 1998 when all contributions were invested in Stanley common stock. The value of the shares purchased by participants prior to July 1998 along with the 5% cumulative guaranteed rate of return on Stanley common stock is known as an Investment Protection Account (‘‘IPA’’). Beginning in July 1998 the investment options for plan participant contributions were enhanced to include a variety of investment funds in addition to the Company’s common stock, and there is no guaranteed rate of return to participants on any contributions made after that time. The IPA guarantee is included in the actuarial valuation of the ongoing U.S. pension plan. Payments related to the IPA guarantees, if they have any value, would be made to participants over a period of many years generally as they retire. In the event the market value of Stanley common stock declines below $43.59 (which is the stock price at which there was a settlement of this liability) additional costs may be triggered by the IPA benefit guarantee.

NEW ACCOUNTING STANDARDS    Refer to Note A Significant Accounting Policies of the Notes to the Consolidated Financial Statements for a discussion of new accounting pronouncements and the potential impact to the Company’s consolidated results of operations and financial position.

CRITICAL ACCOUNTING ESTIMATES    Preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Significant accounting policies used in the preparation of the Consolidated Financial Statements are described in Note A Significant Accounting Policies. Management believes the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters with inherent uncertainty. The most significant areas involving management estimates are described below. Actual results in these areas could differ from management’s estimates.

ALLOWANCE FOR DOUBTFUL ACCOUNTS    The Company’s estimate for its allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where information indicates the customers may have an inability to meet financial obligations, such as bankruptcy. In these cases, the Company uses its judgment, based on the best available facts and circumstances, to record a specific reserve for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received. Second, a reserve is established for all customers based on a range of percentages applied to receivables aging categories. These percentages are based on historical collection and write-off experience.

If circumstances change, for example, the occurrence of higher than expected defaults or a material adverse change in a major customer’s ability to meet its financial obligation to the Company, estimates of the recoverability of receivable amounts due could be reduced.

INVENTORIES — LOWER OF COST OR MARKET, SLOW MOVING AND OBSOLETE    U.S. inventories are predominantly valued at the lower of LIFO cost or market. The calculation of LIFO reserves, and therefore the net inventory valuation, is affected by inflation and deflation in inventory components. The Company ensures all inventory is valued at the lower of cost or market, and continually reviews the carrying value of discontinued product lines and stock-keeping-units (‘‘SKUs’’) to determine that these items are properly valued. The Company also continually evaluates the composition of its inventory and identifies obsolete and/or slow-moving inventories. Inventory items identified as obsolete and/or slow-moving are evaluated to determine if reserves are required. The Company identifies these inventories and assesses the ability to dispose of them at a price greater than cost. If it is determined that cost is less than market value, then cost is used for inventory valuation. If market value is less than cost, then the Company writes down the related inventory to that value. If a write down to the current market value is necessary, the market value cannot be greater than the net realizable value, or ceiling (defined as selling price less costs to sell and dispose), and cannot be lower than the net realizable value less a normal profit margin, also called the floor. If the Company is not able to achieve its expectations regarding net realizable value of inventory at its current value, reserves would have to be adjusted accordingly.

GOODWILL AND INTANGIBLE ASSETS    The Company completed acquisitions in 2005 and 2004 valued at $289 million and $320 million, respectively. The assets and liabilities of acquired businesses are recorded under the purchase method at their fair values at the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. The Company had recorded goodwill of $741 million and $107 million of indefinite-lived trade names at December 31, 2005.

In accordance with SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing. The identification and measurement of goodwill and unamortized intangible asset impairment involves the estimation of fair value. The valuation of goodwill also requires the identification and valuation of reporting units. The estimates of fair value of goodwill, indefinite lived intangible assets and related reporting units are based on the best information available at the date of assessment, which primarily incorporate management assumptions about future cash flows. Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities. While the Company has not recorded goodwill and intangible impairment losses in several years, it is possible impairments may occur in the future in the event expected profitability, cash flows or trade name usage change significantly from current estimates.

PROPERTY, PLANT AND EQUIPMENT    The Company generally values Property, Plant and Equipment (‘‘PP&E’’) at historical cost less accumulated depreciation. Impairment losses are recorded when indicators of impairment, such as plant closures, are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The impairment loss is quantified by comparing the carrying amount of the assets to the weighted average discounted cash flows, which consider various possible outcomes for the disposition of the assets (i.e. sale, leasing, etc.). Primarily as a result of plant rationalization, certain facilities and equipment are not currently used in operations. The Company has recorded impairment losses related to unused assets and additional such losses may occur in the future.

RISK INSURANCE    To some extent, the Company self insures for various business exposures. For domestic workers’ compensation and product liability, the Company generally purchases outside insurance coverage only for severe losses (‘‘stop loss’’ insurance). The two risk areas involving the most significant accounting estimates are workers’ compensation and product liability (liability for alleged injuries associated with the Company’s products). Actuarial valuations performed by an outside risk insurance expert form the basis for workers’ compensation and product liability loss reserves recorded. The actuary contemplates the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The specific reserves for individual known claims are quantified by third party administrator specialists (insurance companies) for workers’ compensation and by in-house legal counsel in consultation with outside attorneys for product liability. The cash outflows related to risk insurance claims are expected to occur over approximately 8 to 10 years, and the present value of expected future claim payments is reserved. The Company believes the liability recorded for such risk insurance reserves as of December 31, 2005 is adequate, but due to judgments inherent in the reserve estimation process it is possible the ultimate costs will differ from this estimate.

INCOME TAXES    The future tax benefit arising from net deductible temporary differences and tax loss carry-forwards is $97 million at December 31, 2005 and $73 million at January 1, 2005. The Company believes earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits. For those jurisdictions where the expiration date of tax loss carry-forwards or the projected operating results indicate that realization is not likely, a valuation allowance is provided. The valuation allowance as of December 31, 2005 amounted to $27 million.

In assessing the need for a valuation allowance, the Company estimates future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carry-forwards. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event the Company were to determine that it would not be able to realize all or a portion of its deferred tax assets in the future, the unrealizable amount would be charged to earnings in the period in which that determination is made. By contrast, if the Company were to determine that it would be able to realize deferred tax assets in the future in excess of the net carrying amounts, it would decrease the recorded valuation allowance through a favorable earnings adjustment in the period in which that determination is made.

The Company periodically assesses its liabilities and contingencies for all tax years still under audit based on the most current available information. When it is deemed probable that an adjustment will be asserted, the Company accrues its best estimate of the tax liability, inclusive of related interest charges. See Note Q Income Taxes of the Notes to the Consolidated Financial Statements for further discussion.

OFF-BALANCE SHEET ARRANGEMENTS    The Company’s off-balance sheet arrangements include the following:

RECEIVABLE SECURITIZATIONS    The Company has agreements to sell, on a revolving basis, pools of accounts and notes receivables to a Qualified Special Purpose Entity (‘‘QSPE’’), which qualifies to be accounted for as an unconsolidated subsidiary. The entity is designed to facilitate the securitization of certain trade accounts receivable. Assets and related debt off-balance sheet were both $16 million at December 31, 2005, compared to $12 million as of January 1, 2005. The Company is responsible for servicing these accounts while the QSPE bears the risk of non-collection. Sales of eligible receivables in 2005 amounted to $5 million compared to none in the prior year as the securitization was reduced by $42 million during 2004.

In 2003, the Company acquired a third party’s interest in a Special Purpose Entity (‘‘SPE’’) which supported the Mac tools extended financing programs. As a result, the entity became non-qualifying and the net assets which consisted primarily of notes receivable of $56 million at January 3, 2004 were consolidated in the Company’s balance sheet. No gains or losses related to sales to the SPE were recorded. During 2003, the Company sold $39 million of receivables in this portfolio to a third party.

In 2004, the majority of the remaining portfolio was sold without recourse for approximately $50 million, and the SPE was dissolved. By the end of 2004, both Mac tools extended financing programs were largely outsourced and the majority of the related portfolios sold, lowering but not eliminating the ongoing credit risk. However, the Company is currently providing financing to new distributors for their initial working capital needs and purchase of the truck. As of December 31, 2005, such notes receivable from distributors amounted to $8 million, net of the related allowance for doubtful accounts.

SYNTHETIC LEASES    The Company is a party to synthetic leasing programs for two of its major distribution centers. The programs qualify as operating leases for accounting purposes, such that only the monthly rent expense is recorded in the Statement of Operations and the liability and value of the underlying assets are off-balance sheet. These lease programs are utilized primarily to reduce overall cost and to retain flexibility. As of December 31, 2005, the estimated fair value of assets and remaining obligations for these two properties were $48 million and $40 million, respectively.

TRUST    The Company owns 100% of the common stock ($0.1 million) of The Stanley Works Capital Trust I (‘‘the Trust’’) which was formed in 2005 to initiate the offering of the $450 million Enhanced Trust Preferred Securities (‘‘ETPS Debt’’). However, in accordance with Financial Accounting Standards Board Interpretation No. 46R, ‘‘Consolidation of Variable Interest Entities, an interpretation of ARB No. 51’’ (‘‘FIN 46R’’), the Trust is not consolidated. Since the junior subordinated debt issued by the Company to the Trust is reflected on the Company’s Consolidated Balance Sheet as of December 31, 2005, consolidation of the Trust would have virtually no impact to the Company’s results of operations or financial position.

CAUTIONARY STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in this Annual Report on Form 10-K, including, but not limited to, the statements regarding the Company's ability to: (i) improve the overall Company growth and profitability of the Company’s operations; (ii) capitalize on integration synergies from acquisitions including achieving EPS accretion from the Facom acquisition, ranging from 10 cents per share in 2006 to 65 cents per share in 2008, and 10 cents per share in 2007 from the National acquisition; (iii) capitalize on future acquisition and investment opportunities and fund other initiatives, including achieving acquisition funding for 2006 of approximately $100 — $200 million, excluding the Facom purchase price; (iv) reduce operating margin volatility in the Security Solutions segment; (v) invest in the routine needs of its business; (vi) continue its record of annual dividend payments and to increase such dividends; (vii) continue the organic growth and integration of Security Solutions in 2006 and 2007; (viii) benefit from expected return of normal ordering patterns of large customers; (ix) implement cost reduction actions to provide approximately $40 million in savings in 2006 and limit the associated cost to $16 million; and (x) generate a 2006 fully diluted earnings per share benefit of approximately 10-15 cents per share as a result of it stock repurchase program, are forward looking statements and are based on current expectations. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of risks, uncertainties and important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in the forward looking statements include, without limitation, those set forth under Item 1A Risk Factors hereto, those contained in the Company’s other filings with the Securities and Exchange Commission and those set forth below.

The Company’s ability to achieve the results described above is dependent on: (i) the success of the Company’s efforts to efficiently and promptly integrate its recently announced (as well as future) acquisitions; (ii) the Company’s ability to continue making strategic acquisitions; (iii) the Company’s ability to reduce large customer concentrations; (iv) the success of the Company’s effort to build a growth platform and market leadership in Security Solutions; (v) the Company’s ability to expand the branded tools and hardware platform; (vi) the Company’s ability to complete its share repurchase program; (vii) the Company’s success at new product development and identifying new markets; (viii) the Company’s success in continuing to increase brand support and roll-out of SFS; (ix) the success of the Company’s efforts to hold freight costs, steel and other commodity costs down; (x) the success of the Company’s efforts to sustain or increase prices in order to, among other things, offset or mitigate the impact of steel, freight, energy and non-ferrous commodities costs and other inflation increases; (xi) the Company’s ability to generate free cash flow and maintain a strong debt to capital ratio; (xii) continued improvements in productivity and cost reductions; (xiii) the successful execution of the first quarter 2006 restructuring action to achieve $40 million in savings and limit the associated cost to $16 million, as well as the identification of other cost reduction opportunities and effective execution of the same; (xiv) the Company’s successful settlement of routine tax audits; (xv) the ability of the Company to generate earnings sufficient to realize future income tax benefits during periods when temporary differences become deductible; (xvi) the continued ability of the Company to access credit markets under satisfactory terms; (xvii) the return to normal order patterns by large North American customers; (xviii) satisfactory payment terms under which the Company buys and sells goods, materials and products; (xix) the ability of the Company to fulfill increasing demand for its products; (xx) the success of recruiting programs and other efforts to maintain or expand overall Mac tool truck count versus prior years; (xxi) changes in trade, monetary, tax and fiscal policies and laws; (xxii) the strength of the U.S. economy; and (xxiii) the impact of events that cause or may cause disruption in the Company’s distribution and sales networks such as war, terrorist activities, political unrest and recessionary or expansive trends in the economies of the countries in which the Company operates.

Unless required by applicable federal securities laws, the Company undertakes no obligation to publicly update or revise any forward looking statements to reflect events or circumstances that may arise after the date hereof. Investors are advised, however, to consult any further disclosures made on related subjects in the Company’s reports filed with the Securities and Exchange Commission.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company incorporates by reference the material captioned ‘‘Market Risk’’ in Item 7 and the material in Note J Financial Instruments of the Notes to Consolidated Financial Statements in Item 8.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15 for an index to Financial Statements and Financial Statement Schedules. Such Financial Statements and Financial Statement Schedules are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The management of The Stanley Works is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of The Stanley Works’ internal control over financial reporting as of December 31, 2005. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (‘‘COSO’’) of the Treadway Commission in Internal Control — Integrated Framework. Management concluded that based on its assessment, The Stanley Works’ internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of National Manufacturing Co., a company acquired in November 2005, which is included in the 2005 consolidated financial statements of The Stanley Works and constituted total assets of approximately $230 million at December 31, 2005 and an immaterial impact on net earnings for the year then ended. Ernst & Young LLP, the auditor of the financial statements included in this annual report, has issued an attestation report on management’s assessment of internal controls, a copy of which appears on page 41.

There has been no change in The Stanley Works’ internal control over financial reporting during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, The Stanley Works’ internal control over financial reporting.

Within the 90-day period prior to the filing of this report, under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer and its Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and its Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic Securities and Exchange Commission filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item, except for certain information with respect to the executive officers of the Company as set forth below, is incorporated herein by reference to the information set forth in the section of the Company's definitive proxy statement (which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the close of the Company's fiscal year) under the headings ‘‘Information Concerning Nominees for Election as Directors,’’ ‘‘Information Concerning Directors Continuing in Office,’’ ‘‘Board of Directors,’’ and ‘‘Section 16(a) — Beneficial Ownership Reporting Compliance.’’ In addition to Business Conduct Guidelines that apply to all directors and employees of the Company, the Company has adopted a Code of Ethics that applies to the Company’s chief executive officer and all senior financial officers, including the chief financial officer and principal accounting officer. A copy of the Company’s Code of Ethics is available on the Company’s website at www.stanleyworks.com.

The following is a list of the executive officers of the Company as of February 28, 2006:

Name, Age, Date of Birth	Office	Date Elected to Office
J.F. Lundgren (54) (09/03/51)	Chairman and Chief Executive Officer. President, European Consumer Products, Georgia-Pacific Corporation (2000).	03/01/04
Jeffery D. Ansell (38) (01/05/68)	Vice President and President, Stanley Consumer Tools Group. President – Consumer Tools and Storage (2004); President of Industrial Tools & Storage (2002); Vice President – Global Consumer Tools Marketing (2001); Vice President Consumer Sales America (1999).	02/22/06
B.H. Beatt (53) (07/24/52)	Vice President, General Counsel and Secretary since October 2000.	10/09/00
Justin C. Boswell (38) (12/03/67)	President, Stanley Securities Solutions since 2003. President Stanley Access Technologies (2000).	07/26/05
Jeff Chen (47) (8/22/58)	Vice President, Global Operations & President, Asia Operations. President, Asia Operations (2003); Director, Asia Operations (2002); Managing Director, Thailand (1999).	05/01/05
Hubert Davis, Jr. (57) (08/28/48)	Vice President, Chief Information Officer. Chief Information Officer and e-commerce Leader (2000).	05/25/04
J.H. Garlock Jr. (51) (06/05/54)	Vice President, Stanley and President, Stanley Fastening Systems. President, Stanley Doors (2000).	10/28/02
J.M. Loree (47) (06/14/58)	Executive Vice President and Chief Financial Officer since September 2002. Vice President Finance and Chief Financial Officer (1999).	07/19/99
M.J. Mathieu (53) (02/20/52)	Vice President, Human Resources since September 1997.	09/17/97
D.R. McIlnay (55) (06/11/50)	President, Industrial Tools Group and Emerging Markets since February 2006. President, Tools Group (2004); President, Doors business (2003). President, Consumer Sales Americas (1999).	10/04/99
Thierry Paternot (57) (03/03/48)	President, Stanley Tools – Europe. Chief Executive Officer Facom S.A. and Directeur General Delegue Fimilac Investissments S.A (2002); Chairman of Management Board Reetsma Gmbh (1998)	01/01/06

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information set forth under the section entitled ‘‘Executive Compensation’’ of the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Items 201(d) and 403 of Regulation S-K, except for the equity compensation plan information that follows, is incorporated herein by reference to the information set forth under the sections entitled ‘‘Security Ownership of Certain Beneficial Owners’’, ‘‘Security

Ownership of Directors and Officers’’ and ‘‘Executive Compensation’’ of the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the end of the of the fiscal year covered by this Annual Report on Form 10-K.

EQUITY COMPENSATION PLAN INFORMATION

Compensation plans under which the Company’s equity securities are authorized for issuance at December 31, 2005 follow:

	(A)	(B)	(C)
Plan category	Number of securities to be issued upon exercise of outstanding options and restricted stock shares	Weighted-average exercise price of outstanding options and restricted stock shares	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	9,559,604	$34.06	10,108,501
Equity compensation plans not approved by security holders	(a )	(a )	(a )
Total	9,559,604	$34.06	10,108,501

(a)	There is a non-qualified deferred tax savings plan for highly compensated salaried employees which mirrors the qualified plan provisions, but was not specifically approved by security holders. U.S. employees are eligible to contribute from 1% to 15% of their salary to a tax deferred savings plan as described in the Employee Stock Ownership Plan (‘‘ESOP’’) section of Item 15 Note M Employee Benefit Plans to the Consolidated Financial Statements of this Form 10-K. The Company contributes an amount equal to one-half of the employee contribution up to the first 7% of their salary, of which fifty-percent is invested in common stock of the Company for qualified employees. The investment of the remaining fifty-percent is controlled by the employee participating in the plan. The same matching arrangement is provided for highly compensated salaried employees in the ‘‘non-qualified’’ plan, except that the arrangement for these employees is outside of the ESOP, and is not funded in advance of distributions. Shares of the Company’s common stock may be issued at the time of a distribution from the plan. The number of securities remaining available for issuance under the plan at December 31, 2005 is not determinable, since the plan does not authorize a maximum number of securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to the information set forth under the section entitled ‘‘Fees of Independent Auditors’’ of the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    Index to documents filed as part of this report:

1. and 2. Financial Statements and Financial Statement Schedules.

The response to this portion of Item 15 is submitted as a separate section of this report beginning with an index thereto on page 37.

3. Exhibits

See Exhibit Index in this Form 10-K on page 81.

(b)	See Exhibit Index in this Form 10-K on page 81.

(c)	The response in this portion of Item 15 is submitted as a separate section of this Form 10-K with an index thereto beginning on page 37.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE STANLEY WORKS

By:	/s/ John F. Lundgren John F. Lundgren, Chairman and Chief Executive Officer
Date: February 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John F. Lundgren	Chairman and Chief Executive Officer and Director	February 28, 2006

John F. Lundgren

/s/ James M. Loree	Executive Vice President and Chief Financial Officer	February 28, 2006

James M. Loree

/s/ Donald Allan, Jr.	Vice President, Corporate Controller	February 28, 2006

Donald Allan, Jr.

*	Director	February 28, 2006

John G. Breen

*	Director	February 28, 2006

Stillman B. Brown

*	Director	February 28, 2006

Virgis W. Colbert

*	Director	February 28, 2006

Emmanuel A. Kampouris

*	Director	February 28, 2006

Eileen S. Kraus

*	Director	February 28, 2006

Kathryn D. Wriston

*	Director	February 28, 2006

Lawrence A. Zimmerman

*By:	/s/ Bruce H. Beatt Bruce H. Beatt (As Attorney-in-Fact)

FORM 10-K
ITEM 15(a) (1) AND (2)
THE STANLEY WORKS AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Schedule II — Valuation and Qualifying Accounts of The Stanley Works and subsidiaries is included in Item 15 (page 38).

Management’s Report on Internal Control Over Financial Reporting (page 39)

Report of Independent Registered Public Accounting Firm — Financial Statement Opinion (page 40)

Report of Independent Registered Public Accounting Firm — Internal Control (page 41)

Consolidated Statements of Operations — fiscal years ended December 31, 2005, January 1, 2005, and January 3, 2004 (page 42).

Consolidated Balance Sheets — December 31, 2005 and January 1, 2005 (page 43).

Consolidated Statements of Cash Flows — fiscal years ended December 31, 2005, January 1, 2005, and January 3, 2004 (page 44).

Consolidated Statements of Changes in Shareowners’ Equity — fiscal years ended December 31, 2005, January 1, 2005, and January 3, 2004 (page 45).

Notes to Consolidated Financial Statements (page 46).

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Schedule II — Valuation and Qualifying Accounts
The Stanley Works and Subsidiaries
Fiscal years ended December 31, 2005, January 1, 2005, and January 3, 2004 (Millions of Dollars)

		ADDITIONS
Description	Beginning Balance	Charged to Costs and Expenses		(b) Charged To Other Accounts	(a) Deductions	Ending Balance
Allowance for Doubtful Accounts:
Year Ended 2005
Current	$27.3	$9.2		$5.8	$7.4	$34.9
Non-current	2.9	0.4		(0.9)	0.1	2.3
Year Ended 2004:
Current	38.3	10.8	(c)	7.7	29.5	27.3
Non-current	10.4	2.3	(c)	(9.8)	—	2.9
Year Ended 2003:
Current	24.9	49.2	(c)	2.3	38.1	38.3
Non-current	1.1	10.9	(c)	5.4	7.0	10.4
Tax Valuation Allowance:
Year Ended 2005:	$36.7	$2.7		$—	$12.2	$27.2
Year Ended 2004:	33.1	8.1		—	4.5	36.7
Year Ended 2003:	24.5	12.3		—	3.7	33.1
Inventory Reserves:(d)
Year Ended 2005:	$60.6	$13.7		$5.2	$15.6	$63.9
Year Ended 2004:	59.0	36.9		5.7	41.0	60.6
Year Ended 2003:	72.8	52.1		0.1	66.0	59.0

(a)	Represents doubtful accounts charged-off, less recoveries of accounts previously charged-off.

(b)	Represents foreign currency translation impact, acquisitions, and net transfers to / from other accounts.

(c)	In 2003, the Company acquired a third party’s interest in a special purpose entity which supports the Mac Tools extended financing programs. As a result, the entity became non-qualifying and the net assets, which consisted of net notes receivable of $56.4 million at January 3, 2004, were consolidated in the Company’s balance sheet. Other-net in the 2003 Consolidated Statement of Operations reflects $24.5 million of financing receivable losses for these programs, including $9.7 million pertaining to the exit from the Mac Tools retail channel. The related allowance for doubtful accounts of $14.8 million at January 3, 2004 for the Mac Tools extended financing programs is comprised of $5.6 million current and $9.2 million long-term reserves. In 2004 the majority of the remaining Mac Tools extended financing receivables was sold for $50 million.

(d)	Inventory reserves include reserves for Last-In-First-Out (LIFO), First-In-First-Out (FIFO) or valuation at current cost, as well as excess and obsolete reserves.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of The Stanley Works is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of The Stanley Works’ internal control over financial reporting as of December 31, 2005. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (‘‘COSO’’) of the Treadway Commission in Internal Control — Integrated Framework. Management concluded that based on its assessment, The Stanley Works’ internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of National Manufacturing Co., a company acquired in November 2005, which is included in the 2005 consolidated financial statements of The Stanley Works and constituted total assets of approximately $230 million at December 31, 2005 and an immaterial impact on net earnings for the year then ended. Ernst & Young LLP, the auditor of the financial statements included in this annual report, has issued an attestation report on management’s assessment of internal controls, a copy of which appears on page 41.

/s/ John F. Lundgren
John F. Lundgren, Chairman and Chief Executive Officer

/s/ James M. Loree
James M. Loree, Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareowners of The Stanley Works

We have audited the accompanying consolidated balance sheets of The Stanley Works and subsidiaries as of December 31, 2005 and January 1, 2005, and the related consolidated statements of operations, changes in shareowners’ equity, and cash flows for each of the three fiscal years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Stanley Works and subsidiaries at December 31, 2005 and January 1, 2005, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Stanley Work’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Hartford, Connecticut
February 21, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareowners of The Stanley Works

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that The Stanley Works maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Stanley Works’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting; management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of National Manufacturing Co., a company acquired in November 2005, which is included in the 2005 consolidated financial statements of The Stanley Works and constituted total assets of approximately $230 million at December 31, 2005 and an immaterial impact on net earnings for the year then ended.

In our opinion, management’s assessment that The Stanley Works’ maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The Stanley Works’ maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Stanley Works and subsidiaries as of December 31, 2005 and January 1, 2005, and the related consolidated statements of operations, changes in shareowners’ equity, and cash flows for each of the three fiscal years in the period ended December 31, 2005 and our report dated February 21, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Hartford, Connecticut
February 21, 2006

Consolidated Statements of Operations
Fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004
(In Millions of Dollars, except per share amounts)

	2005	2004	2003
Net Sales	$3,285.3	$2,997.4	$2,485.5
Costs and Expenses
Cost of sales	$2,104.0	$1,893.8	$1,635.3
Selling, general and administrative	729.7	682.8	577.4
Provision for doubtful accounts	7.1	8.5	35.5
Interest income	(6.6)	(4.2)	(6.2)
Interest expense	40.4	38.6	34.1
Other-net	47.9	46.0	39.1
Restructuring charges and asset impairments	4.6	7.7	52.2
	$2,927.1	$2,673.2	$2,367.4
Earnings from continuing operations before income taxes	358.2	324.2	118.1
Income taxes	86.5	87.3	30.1
Net earnings from continuing operations	$271.7	$236.9	$88.0
Earnings (loss) from discontinued operations before income taxes (including $2.3 million loss in 2005 and $180.7 million gain in 2004 on 2004 divestitures)	(1.2)	200.8	32.6
Income taxes on discontinued operations	0.9	70.8	12.7
Net earnings (loss) from discontinued operations	$(2.1)	$130.0	$19.9
Net Earnings	$269.6	$366.9	$107.9
Basic earnings (loss) per share of common stock:
Continuing operations	$3.26	$2.89	$1.05
Discontinued operations	(0.03)	1.58	0.24
Total basic earnings per share of common stock	$3.23	$4.47	$1.28
Diluted earnings (loss) per share of common stock:
Continuing operations	$3.18	$2.81	$1.04
Discontinued operations	(0.02)	1.54	0.23
Total diluted earnings per share of common stock	$3.16	$4.36	$1.27

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
December 31, 2005 and January 1, 2005
(Millions of Dollars)

	2005	2004
Assets
Current Assets
Cash and cash equivalents	$657.8	$250.0
Accounts and notes receivable	609.6	575.4
Inventories	460.7	407.3
Deferred taxes	16.5	7.9
Assets held for sale	13.3	59.9
Other current assets	67.7	74.4
Total Current Assets	1,825.6	1,374.9
Property, Plant and Equipment	467.1	396.2
Goodwill	740.9	639.2
Customer Relationships	157.6	144.9
Other Intangible Assets	161.9	143.9
Other Assets	192.0	151.5
Total Assets	$3,545.1	$2,850.6
Liabilities and Shareowners’ Equity
Current Liabilities
Short-term borrowings	$148.1	$47.1
Current maturities of long-term debt	22.1	55.4
Accounts payable	327.7	297.9
Accrued expenses	374.3	417.0
Liabilities held for sale	3.1	3.7
Total Current Liabilities	875.3	821.1
Long-Term Debt	895.3	481.8
Deferred Taxes	83.4	72.3
Other Liabilities	246.2	238.7
Commitments and Contingencies (Notes R and S)
Shareowners’ Equity
Preferred stock, without par value:
Authorized and unissued 10,000,000 shares	—	—
Common stock, par value $2.50 per share:
Authorized 200,000,000 shares;
Issued 92,343,410 shares in 2005 and 2004	237.7	237.7
Retained earnings	1,657.2	1,460.6
Accumulated other comprehensive loss	(91.3)	(55.2)
ESOP	(108.2)	(115.8)
	1,695.4	1,527.3
Less: cost of common stock in treasury (8,552,281 shares in 2005 and 9,936,347 shares in 2004)	250.5	290.6
Total Shareowners’ Equity	1,444.9	1,236.7
Total Liabilities and Shareowners’ Equity	$3,545.1	$2,850.6

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004
(Millions of Dollars)

	2005	2004	2003
Operating Activities:
Net earnings	$269.6	$366.9	$107.9
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	96.5	95.0	86.5
Provision for doubtful accounts	7.1	8.6	36.0
Restructuring and asset impairments	4.6	7.7	53.2
Net (gain) loss on sale of businesses	2.9	(115.9)	—
Other non-cash items	35.6	56.0	38.1
Changes in operating assets and liabilities:
Accounts and notes receivable	23.4	(18.3)	62.3
Inventories	(19.3)	(43.5)	24.1
Accounts payable	12.7	54.8	(8.9)
Accrued expenses	(35.9)	2.2	29.4
Income taxes	(17.7)	13.6	16.5
Other	(17.2)	(55.6)	19.2
Net cash provided by operating activities	362.3	371.5	464.3
Investing Activities:
Capital expenditures	(53.3)	(47.6)	(31.4)
Capitalized software	(15.1)	(7.2)	(8.0)
Proceeds from sales of assets	3.7	3.0	4.7
Business acquisitions	(286.6)	(301.2)	(22.3)
Net proceeds from sales of businesses	(20.6)	204.9	—
Other	(11.6)	11.2	5.0
Net cash used in investing activities	(383.5)	(136.9)	(52.0)
Financing Activities:
Payments on long-term debt	(71.5)	(154.4)	(18.1)
Proceeds from long-term borrowings	450.0	0.6	3.3
Net proceeds (repayments) on short-term borrowings	102.6	20.4	(140.8)
Debt issuance costs	(7.6)	(1.3)	(0.3)
Equity hedge settlement	—	—	(101.0)
Proceeds from issuance of common stock	38.7	27.7	4.3
Cash dividends on common stock	(94.9)	(89.4)	(86.1)
Net cash provided by (used in) financing activities	417.3	(196.4)	(338.7)
Effect of exchange rate changes on cash	11.7	7.4	9.1
Increase in cash and cash equivalents	407.8	45.6	82.7
Cash and cash equivalents, beginning of year	250.0	204.4	121.7
Cash and cash equivalents, end of year	$657.8	$250.0	$204.4

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareowners’ Equity
Fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004
(Millions of Dollars, except per share amounts)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	ESOP	Treasury Stock	Shareowners' Equity
Balance December 28, 2002	$230.9	$1,221.3	$(123.4)	$(131.6)	$(187.5)	$1,009.7
Comprehensive income:
Net earnings		107.9				107.9
Currency translation adjustment and other			49.1			49.1
Cash flow hedge, net of tax			0.6			0.6
Minimum pension liability, net of tax			(3.8)			(3.8)
Total comprehensive income						153.8
Cash dividends declared−$1.03 per share		(86.1)				(86.1)
Issuance of common stock		(2.1)			12.4	10.3
Minority interest common stock	6.7		(6.7)			—
Equity hedge shares delivered		(66.0)			66.0	—
Restructured equity hedge settlement					(214.0)	(214.0)
Tax benefit related to stock options		0.3				0.3
ESOP and related tax benefit		2.5		8.0		10.5
Balance January 3, 2004	237.6	1,177.8	(84.2)	(123.6)	(323.1)	884.5
Comprehensive income:
Net earnings		366.9				366.9
Currency translation adjustment and other			37.9			37.9
Cash flow hedge, net of tax			(8.8)			(8.8)
Minimum pension liability, net of tax			(0.1)			(0.1)
Total comprehensive income						395.9
Cash dividends declared−$1.08 per share		(89.4)				(89.4)
Issuance of common stock		(3.0)			32.5	29.5
Minority interest common stock	0.1					0.1
Tax benefit related to stock options		5.9				5.9
ESOP and related tax benefit		2.4		7.8		10.2
Balance January 1, 2005	237.7	1,460.6	(55.2)	(115.8)	(290.6)	1,236.7
Comprehensive income:
Net earnings		269.6				269.6
Currency translation adjustment and other			(35.2)			(35.2)
Cash flow hedge, net of tax			3.1			3.1
Minimum pension liability, net of tax			(4.0)			(4.0)
Total comprehensive income						233.5
Cash dividends declared−$1.14 per share		(94.9)				(94.9)
Issuance of common stock		11.1			40.1	51.2
Tax benefit related to stock options		8.4				8.4
ESOP and related tax benefit		2.4		7.6		10.0
Balance December 31, 2005	$237.7	$1,657.2	$(91.3)	$(108.2)	$(250.5)	$1,444.9

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

A. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION    The Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries which require consolidation, after the elimination of intercompany accounts and transactions. The Company’s fiscal year ends on the Saturday nearest to December 31. There were 52 weeks in fiscal years 2005 and 2004, and 53 weeks in fiscal year 2003.

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

FOREIGN CURRENCY TRANSLATION    For foreign operations with functional currencies other than the U.S. dollar, asset and liability accounts are translated at current exchange rates; income and expenses are translated using weighted average exchange rates. Resulting translation adjustments, as well as gains and losses from certain intercompany transactions, are reported in a separate component of shareowners’ equity. Exchange gains and losses on transactions are included in earnings, and amounted to net (gains)/losses for 2005, 2004 and 2003 of $(0.9) million, $4.5 million and $(6.6) million, respectively.

CASH EQUIVALENTS    Highly liquid investments with original maturities of three months or less are considered cash equivalents.

ACCOUNTS RECEIVABLE    Trade receivables are stated at gross invoice amount less discounts, other allowances and provision for uncollectible accounts. The Company extended long-term credit to customers to fund the Mac Advantage financing program and also provided long-term secured financing to Mac Tools wholesale distributors. By the end of 2004, both Mac Tools extended financing programs were largely outsourced and the majority of the related portfolios sold, lowering but not eliminating the ongoing credit risk. However, the Company is currently providing financing to new Mac distributors for their initial working capital needs and purchase of the truck. As of December 31, 2005, such notes receivable from distributors amounted to $8 million, net of the related allowance for doubtful accounts. The Blick business offers extended equipment financing leases to its customers, and credit losses on this lease portfolio are insignificant. The net activity of the Mac Tools extended financing programs is classified in Other-net in the Consolidated Statements of Operations.

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

INVENTORIES    U.S. inventories, aside from Best, Precision, CST/Berger and certain other small businesses, are valued at the lower of Last-In, First-Out (‘‘LIFO’’) cost or market. Other inventories are generally valued at the lower of First-In, First-Out (‘‘FIFO’’) cost or market.

PROPERTY, PLANT AND EQUIPMENT    The Company generally values property, plant and equipment (‘‘PP&E’’), including capitalized software, on the basis of historical cost less accumulated depreciation and amortization. Depreciation and amortization are provided using straight-line methods over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the estimated useful life or the term of the lease. Costs related to maintenance and repairs which do not prolong the assets useful lives are expensed as incurred. The Company assesses its long-lived assets for impairment when indicators that the carrying values may not be recoverable are present. In assessing long-lived assets for impairment, the Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are generated (‘‘asset group’’) and estimates the undiscounted future cash flows that are directly associated with and expected to be generated from the use of and eventual disposition of such asset group. The amount of the impairment loss, if any, is quantified by comparing the carrying amount of the asset group to the estimated fair value, which is determined using weighted average discounted cash flows that consider various possible outcomes for the disposition of the asset group. Primarily as a result of plant rationalization, certain facilities and equipment are not currently used in operations, which has resulted in impairment losses. PP&E impairment charges, classified in Restructuring and Asset Impairments, amounted to zero in 2005, $3.7 million in 2004 and $26.3 million in 2003, as described in Note O Restructuring and Asset Impairments.

GOODWILL, CUSTOMER RELATIONSHIPS AND OTHER INTANGIBLE ASSETS    Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Intangible assets acquired are recorded at estimated fair value. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are tested for impairment annually during the third quarter, and at any time when events suggest impairment may have occurred. To assess goodwill for impairment, the Company determines the fair value of its reporting units, which are primarily determined using management’s assumptions about future cash flows based on long-range strategic plans. This approach incorporates many assumptions including future growth rates, discount factors and tax rates. In the event the carrying value of a reporting unit exceeded its fair value, an impairment loss would be recognized to the extent the carrying amount of the reporting unit’s goodwill exceeded its implied fair value. Indefinite lived intangible asset carrying amounts are tested for impairment by comparing to current fair market value, usually determined by what it would cost to lease the asset from third parties. Intangible assets with definite lives are amortized over their estimated useful lives. Definite-lived intangible assets are also evaluated for impairment when appropriate. If the carrying value exceeds the total undiscounted future cash flows, the asset is written down to fair value. No goodwill or other intangible assets impairments were recorded during 2005, 2004 and 2003.

FINANCIAL INSTRUMENTS    Derivative financial instruments are employed to manage risks, including foreign currency and interest rate exposures, and are not used for trading or speculative purposes. The Company recognizes all derivative instruments, such as interest rate swap agreements, foreign currency options, and foreign exchange contracts, in the Consolidated Balance Sheets at fair value. Changes in the fair value of derivatives are recognized periodically either in earnings or in shareowners’ equity as a component of other comprehensive income, depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or a cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in earnings along with the changes in the fair value of the hedged items that relate to the hedged risk. Gains and losses on derivatives designated as cash flow hedges, to the extent they are effective, are recorded in other comprehensive income, and subsequently reclassified to earnings to offset the impact of the hedged items when they occur. In the event the forecasted transaction to which a cash flow hedge relates is no longer likely, the amount in other comprehensive income is recognized in earnings and generally the derivative is terminated. Changes in the fair value of derivatives used as hedges of the net investment in foreign operations are reported in other comprehensive income. Changes in the fair value of derivatives not qualifying as hedges, and for any portion of a hedge that is ineffective, are reported in earnings.

The net interest paid or received on interest rate swaps is recognized as interest expense. Gains resulting from the early termination of interest rate swap agreements are deferred and amortized as adjustments to interest expense over the remaining period of the debt originally covered by the terminated swap.

REVENUE RECOGNITION    Revenue is recognized when the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which generally occurs upon shipment of the finished product but sometimes is upon delivery to customer facilities. Provisions for customer volume rebates, product returns, discounts and allowances are recorded as a reduction of revenue in the same period the related sales are recorded.

Certain Security Solutions segment revenues include multiple elements of products and services. Revenues from multiple element arrangements are recognized as each element is earned, consistent with the requirements of Emerging Issues Task Force Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables". Amounts allocated to each element are based on objectively determined fair value. Additionally, revenues related to the sale and installation of electronic access security systems are generally recorded on the percentage-of-completion basis. This method recognizes estimated contractual profits and revenues while projects are in process based on the ratio of actual costs incurred to date to total expected costs. Revenues from multiple element arrangements and percentage-of-completion contracts were each less than 10% of consolidated revenues in all years.

ADVERTISING COSTS    Television advertising is expensed the first time the advertisement airs, whereas other advertising is expensed as incurred. Advertising Costs are classified as SG&A expenses and amounted to $31.3 million in 2005, $28.3 million in 2004 and $23.6 million in 2003. Cooperative advertising expense reported as a deduction in net sales was $26.5 million in 2005, $21.9 million in 2004 and $22.0 million in 2003.

INCOME TAXES    Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized.

EARNINGS PER SHARE    Basic earnings per share equals net earnings divided by weighted average shares outstanding during the year. Diluted earnings per share include the impact of common stock equivalents using the treasury stock method when the effect is dilutive.

SHIPPING AND HANDLING COSTS    The Company generally does not bill customers for freight. Shipping and handling costs associated with inbound freight are reported in cost of sales. Shipping costs associated with outbound freight are reported as a reduction of net sales and amounted to $99.9 million, $102.3 million and $92.3 million in 2005, 2004 and 2003, respectively. Distribution costs are classified in SG&A expenses and amounted to $77.0 million, $75.8 million and $74.5 million in 2005, 2004 and 2003, respectively.

STOCK-BASED COMPENSATION    The Company accounts for its stock-based compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’, as amended by related interpretations of the FASB. Accordingly, no compensation cost is recognized for stock options unless the quoted market price of the stock at the grant date is in excess of the amount the employee must pay to acquire the stock. Stock-based employee compensation is discussed further in Note K Capital Stock.

If compensation cost for the Company’s stock option plans had been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’, net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:

(Millions of Dollars, except for per share data)	2005	2004	2003
Net earnings, as reported	$269.6	$366.9	$107.9
Add: Stock-based compensation expense included in reported income	8.3	4.1	1.7
Less: Stock-based employee compensation expense determined under fair value method, net of related tax effects	13.9	10.8	3.6
Pro forma net earnings	$264.0	$360.2	$106.0
Earnings per share:
Basic, as reported	$3.23	$4.47	$1.28
Basic, pro forma	$3.17	$4.39	$1.26
Diluted, as reported	$3.16	$4.36	$1.27
Diluted, pro forma	$3.09	$4.28	$1.25

Pro forma compensation cost relating to the stock options is recognized ratably over the vesting period using the accelerated method. The expense for retiree eligible employees (those aged 55 and over and with 10 or more years of service) is recognized by the date they became retirement eligible, as such employees may retain their options for the 10 year contractual term in the event they retire prior to the end of the vesting period stipulated in the grant. The weighted average vesting periods used for 2005, 2004 and 2003 stock option grants are 2.5 years, 2.5 years and 2.9 years, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005, 2004 and 2003, respectively: dividend yield of 2.4%, 2.6%, and 3.6%; expected volatility of 27%, 20% and 25%; risk-free interest rates of 4.4% in 2005, 3.3% in 2004 and 2003; and expected lives of 5 years in 2005, 2004 and 2003. In 2004 and earlier years, the volatility used in computing fair value was equal to market implied volatility, whereas in 2005 volatility is based on an average of the market implied volatility and historical volatility for the 5 year expected life. This change in the method of determining the volatility assumption was made in light of recent authoritative guidance associated with SFAS 123R ‘‘Share-Based Payment’’. The weighted average fair value of stock options granted in 2005, 2004 and 2003 was $11.44, $6.76 and $5.17, respectively.

Employee Stock Purchase Plan (‘‘ESPP’’) compensation cost is recognized ratably over the one year term based on actual employee stock purchases under the plan. The fair value of the employees’ purchase rights under the ESPP was estimated using the following assumptions for 2005, 2004 and 2003, respectively: dividend yield of 2.4%, 3.1% and 3.9%; expected volatility of 27%, 20% and 25%; risk-free interest rates of 2.4%, 2.2% and 1.2%; and expected lives of one year. The weighted average fair value of those purchase rights granted in 2005, 2004 and 2003 was $11.15, $7.03 and $6.35, respectively.

NEW ACCOUNTING STANDARDS

In December 2004, the FASB issued Statement No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’), a revision of FASB Statement No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS 123’’). SFAS 123R supersedes Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ (‘‘APB 25’’), and amends FASB Statement No. 95, ‘‘Statement of Cash Flows’’. The approach to quantifying stock-based compensation expense in SFAS 123R is similar to SFAS 123. However, the revised statement requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in the Consolidated Statements of Operations based on their fair values as they are earned by the employees under the vesting terms. Pro forma disclosure of stock option expense, as is the Company’s practice under SFAS 123, will not be permitted after 2005. The Company plans to follow the ‘‘modified prospective’’ method of adoption of SFAS 123R whereby earnings for prior periods will not be restated as though stock based compensation had been expensed, rather than the ‘‘modified retrospective’’ method which would entail restatement of previously published earnings. The Company will adopt SFAS 123R as required on January 1, 2006.

As permitted by SFAS 123, the Company currently accounts for share-based compensation to employees under the APB 25 intrinsic value method and generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of the SFAS 123R fair value method will impact the Company’s results of operations, although it will have no impact on overall financial position. The impact of adoption of SFAS 123R will depend on levels of share-based compensation, particularly stock options, granted in the future and the fair value assigned thereto. The future impact of SFAS 123R is likely to approximate the pro forma compensation expense reported under SFAS 123 as described in the disclosure of pro forma net earnings and earnings per share in Note A to the Consolidated Financial Statements. As permitted by SFAS 123, the Company uses the actual forfeitures method whereby pro forma compensation expense is reduced only when options are forfeited. Under SFAS 123R, the estimated forfeiture method is required such that expected future forfeitures will be reflected as a reduction of stock-based compensation expense. However, under SFAS 123R, reduction of compensation expense is not permitted if a vested share-based payment is later forfeited, as would occur when an out-of-the money stock option is surrendered by a resigning employee. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, but this will not have a significant impact on the Company’s cash flow reporting.

In March 2005, FASB Interpretation No. 47, ‘‘Accounting for Conditional Asset Retirement Obligations (an interpretation of FASB Statement No. 143)’’ (‘‘FIN 47’’) was issued. FIN 47 provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. FIN 47 requires a liability for the fair value of a conditional asset retirement obligation to be recognized if a reasonable estimate of fair value can be made, and also clarifies when an entity would have sufficient information to reasonably estimate the fair value of such an obligation. The Company adopted FIN 47 for its fiscal year ended December 31, 2005. Asset retirement obligations were identified relating to certain activities including waste water treatment, plating and painting processes, as well as asbestos material in a small number of facilities. The Company is unable to estimate the fair value of its asset retirement obligations because it does not have sufficient information to reasonably estimate a range of settlement dates. The assets are long-lived and there are currently no plans to exit, significantly renovate, or demolish the assets; thus the timing element necessary to compute fair value is unavailable. In accordance with FIN 47, no liability has been recognized in the accompanying balance sheet for the year ended December 31, 2005. If and when potential settlement information becomes available for the Company to reasonably estimate a potential settlement range and fair value for the asset retirement obligations, a liability will be recorded.

In February 2006, the FASB issued SFAS No. 155 ‘‘Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140’’ (‘‘SFAS 155’’). SFAS 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS 155 are effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. The Company is currently assessing the impact that the adoption of SFAS 155 will have on its results of operations and financial position.

In December 2004, the FASB issued SFAS No. 153 ‘‘Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29’’ (‘‘SFAS 153’’). SFAS 153 amends the guidance in APB Opinion No. 29, ‘‘Accounting for Non-monetary Transactions’’ by replacing the exception from fair value measurement for non-monetary exchanges of similar productive assets with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for non-monetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The adoption of SFAS 153 will not have material impact on the Company’s results of operations and financial position.

In November 2004, the FASB issued SFAS No. 151 ‘‘Inventory Costs, an amendment of ARB No. 43, Chapter 4’’ (‘‘SFAS 151’’). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 will not have a material impact on the Company’s results of operations and financial position.

RECLASSIFICATIONS    Certain prior years’ amounts have been reclassified to conform to the current year presentation. All prior periods reflect a balance sheet reclassification between the components of shareowners’ equity related to unearned ESOP shares and the associated deferred tax asset, such that all years presented in the financial statements are comparable. The effect of this reclassification, which pertains to 2000 and earlier years, is a $15.4 million decrease in long-term deferred tax liabilities and a corresponding increase to total shareowners’ equity. In addition, the assets and liabilities of discontinued operations have been reclassified as held for sale in the Consolidated Balance Sheets, and the earnings from discontinued operations have been reclassified within the Consolidated Statements of Operations.

B. ACCOUNTS AND NOTES RECEIVABLE

(Millions of Dollars)	2005	2004
Trade accounts and notes receivable	$600.6	$560.0
Other	43.9	42.7
Gross accounts and notes receivable	644.5	602.7
Allowance for doubtful accounts	(34.9)	(27.3)
Net accounts and notes receivable	$609.6	$575.4

Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries. Adequate reserves have been established to cover anticipated credit losses.

The Company has agreements to sell, on a revolving basis, undivided interests in defined pools of notes receivable to a Qualified Special Purpose Entity (‘‘QSPE’’). The entity is designed to facilitate the securitization of certain trade accounts receivable and is used as an additional source of liquidity. At December 31, 2005 and January 1, 2005, the defined pools of receivables amounted to $158.3 million and $157.5 million, respectively, while the agreement permits the QSPE to have a maximum of $150 million of borrowings outstanding at any time. The proceeds from sales of such eligible receivables to the QSPE in revolving-period securitizations were $4.7 million in 2005, and in 2004 the securitization was reduced by $42.3 million. There were no gains or losses on these sales. The amounts deducted from receivables in the December 31, 2005 and January 1, 2005 Consolidated Balance Sheets under this arrangement were $16.4 million and $11.7 million, respectively. The Company is responsible for servicing and collecting the receivables sold and held in the QSPE. Any incremental costs related to such servicing and collection efforts are not significant. The QSPE bears the risk of non-collection on the receivables it has purchased.

C. INVENTORY

(Millions of Dollars)	2005	2004
Finished products	$348.9	$315.4
Work in process	38.8	28.5
Raw materials	73.0	63.4
Total	$460.7	$407.3

Net inventories in the amount of $200.3 million at December 31, 2005 and $177.5 million at January 1, 2005 were valued at the lower of LIFO cost or market. If the LIFO method had not been used, inventories would have been $65.5 million higher than reported at December 31, 2005 and $58.4 million higher than reported at January 1, 2005. The LIFO method is utilized in determining inventory value as it results in better matching of cost and revenues.

D. ASSETS HELD FOR SALE

At December 31, 2005, real property in the Consumer Products segment, valued at $0.6 million was classified as held for sale. The Company has also committed to a plan to divest of the assets associated with the Goldblatt® product line in this same segment, and accordingly those assets, amounting to $1.7 million, are classified as held for sale at December 31, 2005. At January 1, 2005, the Company had three properties, valued at $1.4 million, classified as held for sale related to plant rationalization activities; such assets amounted to $0.6 million, $0.7 million and $0.1 million within the Consumer Products, Industrial Tools and Security Solutions segments, respectively.

Additionally, the net assets of the appliance hinge and U.K. decorator tools businesses, which are expected to be sold in fiscal 2006, are classified as held for sale at December 31, 2005 and January 1, 2005, as detailed in Note T Discontinued Operations. Assets held for sale are reported at the lower of fair value less cost to sell or carrying value.

At January 1, 2005, $42.9 million in financing lease receivables were classified as held for sale. These receivables, generated by the Blick business within the Security Solutions segment, were sold on January 5, 2005, and an insignificant gain was recognized thereon in fiscal 2005.

E. PROPERTY, PLANT AND EQUIPMENT

(Millions of Dollars)	2005	2004	Useful Life (Years)
Land	$28.0	$24.6	N/A
Land improvements	18.0	18.2	10-20
Buildings	247.9	206.1	40
Leasehold improvements	17.8	17.1	Term of lease
Machinery and equipment	876.9	858.5	3-15
Computer software	108.4	87.9	3-5
Gross PP&E	$1,297.0	$1,212.4
Less: accumulated depreciation and amortization	829.9	816.2
Total	$467.1	396.2

Depreciation and amortization expense associated with property, plant and equipment was as follows:

(Millions of Dollars)	2005	2004	2003
Depreciation	$53.5	$58.3	$59.6
Amortization	12.7	13.0	12.9
Depreciation and amortization expense	$66.2	$71.3	$72.5

The amounts above are inclusive of discontinued operations depreciation and amortization expense of $0.3 million in 2005, $3.0 million in 2004 and $5.2 million in 2003.

F. ACQUISITIONS

The Company completed 16 acquisitions during 2005, 2004 and 2003. These businesses were acquired pursuant to the Company's growth strategy. The acquisitions were accounted for by the purchase method in accordance with Statement of Financial Accounting Standards No. 141 (‘‘SFAS 141’’), ‘‘Business Combinations’’ and their results are included in the Company's consolidated operating results from the respective acquisition dates. All of the acquisitions have resulted in the recognition of goodwill. Goodwill reflects the future earnings and cash flow potential of the acquired business in excess of the fair values that are assigned to all other identifiable assets and liabilities. Goodwill arises because the purchase price paid reflects numerous factors including the strategic fit and expected synergies these targets bring to existing operations, the competitive nature of the bidding process and the prevailing market value for comparable companies. SFAS 141 requires all identifiable assets and liabilities acquired to be reported at fair value and the excess is recorded as goodwill. The Company obtains information during due diligence and from other sources which forms the basis for the initial allocation of purchase price to the estimated fair value of assets and liabilities acquired. In the months following an acquisition, independent intangible asset valuation reports, asset appraisals and other data is obtained in order to finalize the fair values assigned to acquired assets and liabilities.

Integration of certain acquisitions requires reduction of redundant personnel, closure of facilities, and other restructuring actions related to the acquired businesses. In such cases, a restructuring accrual is recorded for actions identified in integration strategy plans initially developed by the Company as of the acquisition date, with a resulting increase to goodwill. As integration strategies are executed, the Company monitors the previously established restructuring accruals and makes adjustments to the extent actual expenditures differ from the estimated accruals. Adjustments recorded to previously established restructuring accruals until the time integration plans are fully executed, not to exceed one year from date of original acquisition, are reflected in the final goodwill amount included in the purchase price allocation. Adjustments made subsequent to the finalization of integration strategies, or after one year from the date of original acquisition, are reflected in earnings if increases to the originally established accruals are required, while accruals that are not fully utilized are appropriately reduced against goodwill.

2005 ACQUISITIONS    During the first quarter of 2005, the Company completed the acquisition of Security Group, Inc. (‘‘Security Group’’) on January 4, 2005 and acquired certain assets and liabilities of Rolatape Corporation (‘‘Rolatape’’) as of March 11, 2005 for a combined cost of $57.4 million. The Security Group acquisition entails contingent purchase price of up to $3 million additional cash to be paid in the future based on the achievement of certain sales milestones, and this amount has been fully accrued in the purchase price allocation as a liability as of December 31, 2005. Security Group manufactures and distributes locking devices, lock parts and safes in the United States and Europe. Rolatape, a small-bolt on to the 2004 CST / Berger acquisition, designs, manufactures and distributes measuring wheels in professional survey, construction and industrial channels. In January 2005, the Company also acquired Eastern Vault & Security Limited (‘‘EVS’’), a small distributor of electronic security products and services primarily to financial institutions in Canada for $1.3 million, which was immediately integrated into the Frisco Bay business. On May 12, 2005, the Company completed the acquisition of Sielox Security Systems Pty Ltd (‘‘Sielox’’) for $6.3 million. Sielox is an Australian-based security integrator that provides security systems into new construction environments such as prisons, major apartment and office projects and provides the Company a footprint in the Australian security markets. Precision Hardware, Inc. (‘‘Precision’’) was acquired on May 24, 2005 for a purchase price of $41.5 million. Precision manufactures and distributes exit devices, door closers and security hardware in the United States and provides a complementary product line to the Company’s existing mechanical access business. The Company completed the acquisition of ABZ Verwaltungs, Beteiligungs and Handels Gmbh along with a remaining 50% interest in Chicago Steel Tape Gmbh (collectively ‘‘ABZ’’) on September 6, 2005 for $3.3 million. ABZ, based in Germany, develops and produces surveying technology and equipment. On September 30, 2005, Pinnacle Electronic Systems, Inc. (‘‘Pinnacle’’) was acquired for $5.1 million. Pinnacle is a full-service electronic security integrator specializing in correctional facilities in the Eastern and Midwestern United States. On November 30, 2005, the Company completed the acquisition of National Manufacturing Co. (‘‘National’’) for $173.6 million. National is a leading North American manufacturer and supplier of builders’ hardware that markets the majority of its product range through the two-step cooperative channel to the builder trade and serves over 25,000 outlets with manufacturing operations in the U.S., Canada and Mexico.

The total purchase price of $288.5 million for the 2005 acquisitions reflects transaction costs and is net of cash acquired. Amounts allocated to the assets acquired and liabilities assumed are based on estimates of fair value. Adjustments to reflect the fair value of the assets acquired and liabilities assumed are complete for Security Group, EVS, Rolatape, and Sielox. However, the purchase price allocations for the ABZ, Pinnacle, Precision and National acquisitions are preliminary, mainly with respect to finalization of intangible asset valuations, related deferred taxes, fixed asset appraisals and execution of acquisition date integration plans.

The following table summarizes the estimated fair values of major assets acquired and liabilities assumed for the 2005 acquisitions in the aggregate:

(Millions of Dollars)	2005
Current assets, primarily accounts receivable and inventories	$126.2
Property, plant, and equipment	69.7
Goodwill	117.2
Trade names	31.1
Customer relationships	37.0
Patents and technology	3.3
Other intangible assets	1.7
Other assets	3.6
Total assets	$389.8
Current liabilities	58.8
Deferred tax liabilities	16.6
Other liabilities (primarily employee benefit related)	32.8
Total liabilities	$108.2

The purchase price allocation above includes a $6.9 million hold back note payable that was issued in conjunction with the Security Group acquisition which was repaid in quarterly installments during 2005.

The weighted average useful lives assigned to the amortizable assets identified above are trade names — 8 years; customer relationships — 9 years; patents and technology — 8 years; and other intangible assets — 2 years. The amount allocated to trade names includes $18.5 million, $9.2 million and $0.9 million associated with the National, Security Group and Rolatape acquisitions, respectively, which have been determined to have indefinite lives. $25.3 million of the total amount of goodwill associated with the 2005 acquisitions is deductible for tax purposes.

In connection with its acquisition of Security Group, the Company recorded $0.4 million of restructuring reserves in the purchase price allocation comprised of $0.2 million of severance and $0.2 million of lease exit costs. Of this amount, $0.2 million has been utilized to date with $0.2 million of accrual remaining as of December 31, 2005. In connection with its acquisition of Precision, the Company recorded $1.5 million relating to severance costs to the initial purchase price allocation of which $0.7 million has been utilized to date with $0.8 million of accrual remaining as of December 31, 2005. In connection with its acquisition of National Hardware, the Company recorded $1.0 million relating to severance costs to the initial purchase price allocation of which no amounts have been utilized as of December 31, 2005.

2004 ACQUISITIONS    The Company effectively acquired Blick plc (‘‘Blick’’) on January 20, 2004 by which date 86% of the outstanding share capital was purchased, and all remaining shares were acquired shortly thereafter. The final purchase price for Blick was $177 million, including $22 million of debt. Blick is a leading U.K. integrator of security systems, communication and time management solutions for the commercial and industrial sectors. On March 9, 2004, the Company acquired Frisco Bay Industries Ltd. (‘‘Frisco Bay’’) for $39 million. A small number of Frisco Bay shares remained outstanding at the end of the first quarter and these shares were all acquired in the second quarter. Frisco Bay is a leading Canadian provider of security systems and equipment for financial institutions, government agencies and major industrial corporations. On January 15, 2004, the Company completed the acquisition of Chicago Steel Tape Co. and affiliates (‘‘CST/Berger’’) for $64 million. CST/Berger is a leading designer and manufacturer of laser and optical leveling and measuring equipment. On December 13, 2004, the Company completed the acquisition of ISR Solutions, Inc. (‘‘ISR’’), a North

American electronic security integrator, and on November 8, 2004, a small automatic door distributor and installer was acquired; the purchase price for these fourth quarter acquisitions was $40 million.

The total purchase price of $320 million for the 2004 acquisitions reflects transaction costs and is net of cash acquired. Amounts allocated to the assets acquired and liabilities assumed are based on estimates of fair value. Adjustments to reflect the fair value of the assets acquired and liabilities assumed are complete for the 2004 acquisitions.

The following table summarizes the estimated fair values of major assets acquired and liabilities assumed for the 2004 acquisitions in the aggregate:

(Millions of Dollars)	2004
Current assets, primarily accounts receivable and inventories	$140.6
Property, plant, and equipment	20.3
Goodwill	199.2
Trade names	14.6
Customer relationships	45.6
Patents and copyrights	21.9
Other intangible assets	12.6
Other assets	10.7
Total assets	$465.5
Current liabilities	110.1
Other liabilities	35.4
Total liabilities	$145.5

The weighted average useful lives assigned to the amortizable assets identified above are trade names — 4 years; customer relationships — 11 years; patents and copyrights — 5 years; and other intangible assets — 4 years. The amount allocated to trade names includes $9.1 million associated with the CST/Berger acquisition which has been determined to have an indefinite life. $22.7 million of the total amount of goodwill associated with the 2004 acquisitions is deductible for tax purposes.

The Company recorded $4.7 million in restructuring reserves, primarily for severance, in connection with its first quarter 2004 acquisitions which were fully expended by December 31, 2005. In connection with its fourth quarter 2004 acquisition of ISR, the Company recorded $1.0 million of restructuring reserves in the purchase price allocation comprised of $0.9 million of severance and $0.1 million of lease exit costs. Of this amount, $0.7 million has been utilized to date with $0.3 million of accrual remaining as of December 31, 2005.

In 2003, the Company acquired three small businesses at a total cost of $23.4 million. Purchase accounting for all of these acquisitions has been finalized. The acquisitions did not have a material pro forma impact on 2003.

PRO FORMA EARNINGS FOR ACQUISITIONS    The information for 2005, 2004 and 2003 set forth below reflects the pro forma consolidated results as if the 2005 and 2004 acquisitions had occurred at the beginning of 2003. Non-recurring expenses of the acquired companies primarily relating to interest expense, income tax and corporate functions have been eliminated, while the effects of the Company’s effective tax rate and increased intangible asset amortization expense have been added to the results below. Operating results for the acquisitions during these pre-acquisition periods are not necessarily indicative of future results.

(MillionsofDollars)(Unaudited)	2005	2004	2003
Net sales	$3,486.6	$3,363.0	$3,026.9
Net earnings	$276.2	$376.6	$124.1
Diluted earnings per share	$3.23	$4.47	$1.46

G. GOODWILL, CUSTOMER RELATIONSHIPS AND OTHER INTANGIBLE ASSETS

GOODWILL The changes in the carrying amount of goodwill by segment are as follows:

(Millions of Dollars)	Consumer Products	Industrial Tools	Security Solutions	Total
Balance January 1, 2005	$112.4	$136.4	$390.4	$639.2
Acquisitions during the year	46.6	5.8	64.8	117.2
Final purchase accounting allocations	—	—	(1.9)	(1.9)
Foreign currency translation and other	0.3	(4.0)	(9.9)	(13.6)
Balance December 31, 2005	$159.3	$138.2	$443.4	$740.9

OTHER INTANGIBLE ASSETS Other intangible assets at December 31, 2005 and January 1, 2005 were as follows:

(Millions of Dollars)	2005 Gross Carrying Amount	Accumulated Amortization	2004 Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets
— Definite lives
Patents and copyrights	$35.7	$(18.4)	$38.2	$(14.8)
Trade names	24.2	(12.4)	24.7	(11.8)
Customer relationships	198.7	(41.1)	168.8	(23.9)
Other intangible assets	35.3	(16.8)	31.9	(12.3)
Total	$293.9	$(88.7)	$263.6	$(62.8)
Unamortized Intangible Assets
— Indefinite lives
Trademarks	$107.4		$78.9
Minimum pension liability	6.9		9.1
Total	$114.3		$88.0

Aggregate other intangible assets amortization expense by segment was as follows:

(Millions of Dollars)	2005	2004	2003
Consumer Products	$3.0	$2.7	$2.6
Industrial Tools	3.9	3.7	1.5
Security Solutions	23.4	17.3	9.9
Consolidated	$30.3	$23.7	$14.0

Future estimated amortization expense is $32.0 million for 2006, $30.1 million for 2007, $25.5 million for 2008, $20.3 million for 2009 and $17.2 million for 2010.

H. ACCRUED EXPENSES

Accrued expenses at December 31, 2005 and January 1, 2005 follow:

(Millions of Dollars)	2005	2004
Income and other taxes	$88.3	$132.8
Payroll and related taxes	53.0	62.8
Trade allowances	52.7	47.8
Insurance and benefits	31.8	26.1
Other	148.5	147.5
Total	$374.3	$417.0

I. LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-term debt and financing arrangements at December 31, 2005 and January 1, 2005 follow:

(Millions of Dollars)	Interest Rate	2005	2004
Notes payable in 2007	4.5%	$75.0	75.0
Notes payable in 2007	3.5%	150.0	150.0
Notes payable in 2012	4.9%	200.0	200.0
Industrial Revenue Bonds due in 2010	6.3-6.8%	5.6	5.6
ESOP loan guarantees, payable in varying monthly installments through 2009	6.1%	5.3	8.6
Equity hedge indebtedness, payable in quarterly installments through 2007	Libor plus 1.25%	—	70.6
U.K. loan notes, payable on demand	UK Libor less 0.5%	20.4	22.8
Notes payable in 2045 (subordinated)	5.9%	450.0	—
Other, payable in varying amounts through 2009	3.0-9.1%	11.1	4.6
Total debt		$917.4	$537.2
Less: current maturities		22.1	55.4
Long-term debt		$895.3	$481.8

In December 2005, the Company amended its 5 year revolving credit agreement, increasing the size from $400 million to $550 million, and including provisions that allow designated subsidiaries to borrow up to $250 million in Euros and Pounds Sterling. The credit agreement maturity is unchanged at October 2009. The Company pays a commitment fee of 0.08% per annum (approximately $0.4 million).

In addition, the Company has short-term lines of credit with numerous banks aggregating $184.0 million, of which $155.3 million was available at December 31, 2005. Short-term arrangements are reviewed annually for renewal. Of the aggregate $734.0 million long-term and short-term lines, $400.0 million is available to support the Company’s commercial paper program. The weighted average interest rates on short-term borrowings at December 31, 2005 and January 1, 2005 were 4.2% and 1.4%, respectively.

In November 2005, the Company issued $450 million of junior subordinated debt securities to The Stanley Works Capital Trust I (‘‘Trust’’), with a 40-year term and a fixed initial coupon rate of 5.902% for the first five years. The Trust, which is not consolidated in accordance with FIN 46R, obtained the funds it loaned to the Company through the capital market sale of $450 million of Enhanced Trust Preferred Securities (‘‘ETPS’’). The obligations, tenor and terms of the ETPS mirror those of the junior subordinated debt securities. The securities may be redeemed after five years without penalty. If not redeemed after 5 years, the coupon rate will reset quarterly to 1.4% plus the highest of 3-month LIBOR, the 10-Year US Treasury CMT or the 30-Year US Treasury CMT, limited to a maximum rate of 13.25%. Net proceeds of the issuance were used to partially finance the acquisitions of Facom (January 1, 2006) and National (November 30, 2005).

To manage interest costs and foreign exchange risk, the Company maintains a portfolio of swap agreements. See Note J Financial Instruments for more information regarding the Company's interest rate and currency swap agreements.

Aggregate annual maturities of long-term debt for each of the years from 2006 to 2010 are $22.1 million, $227.9 million, $4.2 million, $4.0 million and $6.4 million, respectively. Interest paid during 2005, 2004, and 2003 amounted to $38.9 million, $39.0 million, and $32.9 million, respectively.

Included in Short-term borrowings on the Consolidated Balance Sheets as of December 31, 2005 and January 1, 2005, is commercial paper utilized to support working capital requirements of $105.7 million and $12.1 million, respectively.

In March 2004, the Company repaid $120 million of long-term debt which matured on March 1, 2004 with commercial paper borrowings. The Company assumed $29 million of debt in the Blick and Frisco

Bay acquisitions. As of December 31, 2005 and January 1, 2005, the remaining balance of the Blick purchase obligation was $20.4 million and $22.8 million, respectively, which is reflected in the current portion of long-term debt.

In 2005, the Company paid $70.6 million to purchase 2.5 million shares of common stock, settling the remaining portion of the common stock equity hedge forward contracts that were entered into in June 2003. The notional principal balance of $70.6 million as of January 1, 2005 had been recognized as debt on the Consolidated Balance Sheets and the 2.5 million underlying shares were excluded from the number of shares used to calculate basic and diluted earnings per share. Refer to Note K, Capital Stock, for further details on the extinguished equity hedge contracts.

J. FINANCIAL INSTRUMENTS

The Company’s objectives in using debt related financial instruments are to obtain the lowest cost source of funds within a targeted range of variable to fixed-rate debt proportions and to minimize the foreign exchange risk of obligations. To meet these risk management objectives, the Company enters into interest rate swap and currency swap agreements. Derivative instruments are not employed for speculative purposes. Derivatives are recognized in the Consolidated Balance Sheets at fair value and hedge accounting is applied based on the criteria specified in SFAS No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities’’, whereby management designates its derivative instruments as cash flow hedges, fair value hedges or net investment hedges.

CASH FLOW HEDGES    Purchased currency options and foreign exchange forward contracts are used to reduce exchange risks arising from cross-border cash flows expected to occur over the next one year period. The Company also enters into forward exchange contracts and cross currency swaps to hedge intercompany activity. The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results. In addition, interest rate swaps are utilized to either create a floating rate or a fixed rate liability, as the Company looks to achieve the optimal mix of fixed versus floating rate debt.

At December 31, 2005 and January 1, 2005, forward contracts hedging intercompany transactions totaled $84.3 million and $78.6 million, respectively. The existing foreign exchange forward contracts are denominated in Australian Dollars, Canadian Dollars, Danish Krone, Euro, Japanese Yen, Great Britain Pound, New Zealand Dollars, South African Rand, Swiss Franc, Swedish Krona, Taiwanese Dollars and Thai Baht. The contracts mature within approximately 90 days. The aggregate fair value of these forward contracts is a $0.1 million gain that is recorded in Other Assets in the Consolidated Balance Sheet.

Interest rate swaps:    The Company has executed interest rate swaps to exchange the floating rate rent associated with two of its major distribution centers to a fixed rent amount. In addition, the Company entered into a thirty year floating to fixed interest rate swap with a notional value of $150 million. The swap hedges the interest rate exposure associated with the underlying borrowing of $150 million of 3.5% bonds maturing November 1, 2007, which the Company intends to refinance upon maturity. At December 31, 2005, the aggregate fair value of these interest rate swaps is a net gain of $1.1 million as reflected in Other Assets in the Consolidated Balance Sheet.

In November 2005, the Company entered into interest rate swaps prior to the issuance of its Enhanced Trust Preferred Security (‘‘ETPS’’) with an aggregate notional value of $300 million. These swaps were used to mitigate interest rate volatility relative to the 5 year Treasury rate by effectively fixing the ETPS 5 year rate. The interest rate swaps had original maturity dates of November 2010, which matched the end of the fixed rate ETPS term. As planned, the swaps were terminated at the time of the ETPS issuance resulting in a loss of $1.3 million, which is reflected in Accumulated Other Comprehensive Loss in the Consolidated Balance Sheet; this loss will be amortized to interest expense over a period of five years.

Cross currency swaps:    The Company and its subsidiaries have entered into various intercompany transactions whereby the notional values were denominated in currencies (United States Dollar, Euro and Canadian Dollar) other than the functional currencies of the party executing the trade (United

States Dollar and Euro). In order to better match the cash flows of its intercompany obligations with cash flows from operations, the Company entered into cross currency swaps. The swaps have an aggregate United States Dollar notional value of $319.3 million and maturity dates ranging from April 2006 to November 2010. At December 31, 2005, the aggregate fair value of the Company’s cross currency swaps that were designated as cash flow hedges, was a net loss of $17.4 million as reflected in Other Liabilities in the Consolidated Balance Sheet.

For derivative instruments that are so designated at inception and qualify as cash flow hedges, the Company records the effective portions of the gain or loss on the derivative instrument in accumulated other comprehensive loss, a separate component of shareowners’ equity, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss, if any, is immediately recognized in Other-net in the Consolidated Statements of Operations. The gains and losses recorded on these transactions are not material to the Company’s Consolidated Financial Statements. The $6.4 million reported for cash flow hedge effectiveness in accumulated other comprehensive loss as of December 31, 2005 will be reclassified to earnings when the hedged transactions occur in the years 2006 through 2037. The ultimate amount recognized will vary based on fluctuations of the hedged currencies (Euro, Great Britain Pound and Canadian Dollar) through the maturity dates.

FAIR VALUE HEDGES    For derivative instruments that are designated and qualify as fair value hedges, the Company recognizes the gain or loss on the derivative instrument in earnings in Other-net with the offsetting gain or loss on the hedged item also being recognized in earnings in the current period.

Cross currency swaps:    The Company and its subsidiaries have entered into various intercompany transactions wherein the notional values were denominated in currencies (United States Dollar, Euro, Japanese Yen and Great Britain Pound) other than the functional currencies of the party executing the trade (United States Dollar and Euro). In order to better match the cash flows of its intercompany obligations with cash flows from operations, the Company entered into various cross currency swaps. The swaps have an aggregate United States Dollar notional value of $328.0 million with maturity dates ranging from December 2006 to September 2010. At December 31, 2005 the aggregate fair value of the Company’s cross currency swaps that were designated as fair value hedges, was a net gain of $8.0 million as reflected in Other Assets in the Consolidated Balance Sheet.

NET INVESTMENT HEDGE    The Company utilizes net investment hedges to offset the translation adjustment arising from remeasuring its investment in the assets, liabilities, revenues, and expenses of its foreign subsidiaries. For derivative instruments that are designated and qualify as net investment hedges, the Company records the effective portion of the gain or loss on the derivative instrument in other comprehensive income, a separate component of shareowners’ equity.

In February 2004, the Company entered into a cross currency swap with a United States Dollar notional value of $45.4 million to hedge its net investment in Great Britain Pound assets. The Company pays Great Britain Pounds and receives United States Dollars using fixed interest rates, offsetting the translation adjustment of its net investment in Great Britain Pound assets. This swap has a maturity date of February 2014. At December 31, 2005, the fair value of this currency swap was a loss of $0.8 million and is recorded in Other Liabilities in the Consolidated Balance Sheet and the loss on the net investment hedge included in other comprehensive income was $0.7 million.

HEDGE EFFECTIVENESS    For forward contracts and cross currency swaps designated as cash flow or net investment hedges, the Company measures hedge effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. The ineffective portion, if any, of the hedge is recognized in earnings immediately. Hedge ineffectiveness was immaterial for 2005, 2004, and 2003.

For interest rate swaps designated as cash flow hedges, the Company measures the hedging effectiveness by offsetting the change in the variable portion of the interest rate swap with the change in the expected interest flows due to fluctuations in the LIBOR based interest rate.

The counterparties to all of the above mentioned financial instruments are major international financial institutions. The Company is exposed to credit risk for net exchanges under these agreements, but not for the notional amounts. The risk of default is considered remote.

The carrying values and fair values of the Company’s financial instruments at December 31, 2005 and January 1, 2005 follow:

	2005		2004
(Millions of Dollars, (asset)/liability)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long Term Debt, Including Current Portion	$917.4	$912.3	$537.2	$539.6
Cash Flow Hedges:
Forward contracts	(0.1)	(0.1)	(0.1)	(0.1)
Interest rate swaps	0.2	0.2	—	—
Cross currency swaps	17.4	17.4	28.7	28.7
Fair Value Hedges:
Cross currency swaps	(8.0)	(8.0)	15.5	15.5
Net Investment Hedges:
Cross currency swaps	0.8	0.8	3.9	3.9
Total Financial Instruments	$927.7	$922.6	$585.2	$587.6

Generally, the carrying value of the debt related financial instruments is included in the Consolidated Balance Sheet in long-term debt. The fair values of long-term debt instruments are estimated using discounted cash flow analysis, based on the Company’s marginal borrowing rates. The fair values of foreign currency and interest rate swap agreements are based on current settlement values. The carrying amount of cash equivalents and short-term borrowings approximates fair value.

K. CAPITAL STOCK

WEIGHTED-AVERAGE SHARES OUTSTANDING    Weighted-average shares outstanding used to calculate basic and diluted earnings per share for each year were as follows:

	2005	2004	2003
Basic earnings per share, weighted-average shares outstanding	83,346,898	82,057,863	84,143,124
Dilutive effect of stock options and awards	2,058,820	2,185,949	695,885
Diluted earnings per share, weighted-average shares outstanding	85,405,718	84,243,812	84,839,009

COMMON STOCK SHARE ACTIVITY    Common stock share activity for 2005, 2004 and 2003 was as follows:

	2005	2004	2003
Outstanding, beginning of year	82,407,063	81,276,821	86,835,117
Issued from treasury	1,388,179	1,151,576	2,465,551
Returned to treasury	(4,113)	(21,334)	(3,077)
Equity hedge termination	—	—	(8,020,770)
Outstanding, end of year	83,791,129	82,407,063	81,276,821

COMMON STOCK EQUITY HEDGE    The Company previously entered into equity hedges, in the form of equity forwards on its common shares, to offset the dilutive effect of in-the-money stock options on earnings per share and to reduce potential cash outflow for the repurchase of the Company’s stock to offset stock option exercises. Under the former equity hedge contracts, when the price of the Company’s common stock appreciated since the last quarterly interim settlement, the Company received its common shares from the counterparties. When the price of the Company stock depreciated since the last quarterly interim settlement, the Company delivered its common stock from treasury shares to the counterparties. Interim quarterly settlements were in shares of common stock, not cash, and were accounted for within equity. In April 2003, the Company settled $100 million of the contracts through a cash repurchase of 3.9 million underlying shares at that time. In June 2003, the remaining $113 million in the Company’s common stock equity hedge forward contracts were modified to full physical settlement contracts with a fixed notional principal of $113 million and 4.1 million of underlying shares. As discussed in Note I Long-term Debt and Financing Arrangements, all remaining outstanding principal was repaid during 2005.

Exclusive of final settlement activity in 2003, the annual settlement activity under the equity hedge was 1,896,482 shares of common stock with a market value of $47.2 million ($66.0 million book value) delivered in 2003. This annual settlement activity is reflected as issued from treasury in the table of common stock share activity.

COMMON STOCK RESERVED    Common stock shares reserved for issuance under various employee and director stock plans at December 31, 2005 and January 1, 2005 follows:

	2005	2004
Employee stock purchase plan	3,412,330	3,509,013
Stock-based compensation plans	6,696,171	7,100,108
Total	10,108,501	10,609,121

PREFERRED STOCK PURCHASE RIGHTS    Each outstanding share of common stock has one half of a share purchase right. Each purchase right may be exercised to purchase one two-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $220.00, subject to adjustment. The rights, which do not have voting rights, expire on March 10, 2006, and may be redeemed by the Company at a price of $0.01 per right at any time prior to the tenth day following the public announcement that a person has acquired beneficial ownership of 10% or more of the outstanding shares of common stock. In the event that the Company is acquired in a merger or other business combination transaction, provision shall be made so that each holder of a right (other than a holder who is a 10%-or-more shareowner) shall have the right to receive, upon exercise thereof, that number of shares of common stock of the surviving Company having a market value equal to two times the exercise price of the right. Similarly, if anyone becomes the beneficial owner of more than 10% of the then outstanding shares of common stock (except pursuant to an offer for all outstanding shares of common stock which the independent directors have deemed to be fair and in the best interest of the Company), provision will be made so that each holder of a right (other than a holder who is a 10%-or-more shareowner) shall thereafter have the right to receive, upon exercise thereof, common stock (or, in certain circumstances, cash, property or other securities of the Company) having a market value equal to two times the exercise price of the right. At December 31, 2005 there were 41,895,565 outstanding rights. There are 250,000 shares of Series A Junior Participating Preferred Stock reserved for issuance in connection with the rights. Refer to Note U Subsequent Events for information pertaining to an amendment of the preferred stock purchase rights.

STOCK-BASED COMPENSATION PLANS    The Company has stock-based compensation plans for salaried employees and non-employee members of the Board of Directors. The plans provide for discretionary grants of stock options, restricted stock units, and other stock-based awards. The plans are generally administered by the Compensation and Organization Committee of the Board of Directors, consisting of non-employee directors.

Stock Options:    Stock options are granted at the market price of the Company’s stock on the date of grant and have a ten-year term. Generally, stock option grants vest ratably between one and four years from the date of grant. The number of stock options and weighted-average exercise prices follows:

	2005		2004		2003
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of year	10,507,908	$32.46	10,995,285	$30.14	11,009,696	$30.06
Granted	795,000	47.22	1,697,250	40.90	1,781,318	29.09
Exercised	(1,229,350)	28.89	(957,976)	26.15	(159,521)	22.35
Forfeited	(513,954)	33.60	(1,224,651)	29.07	(1,631,608)	34.30
Expired	—	—	(2,000)	20.16	(4,600)	20.13
Outstanding, end of year	9,559,604	$34.06	10,507,908	$32.46	10,995,285	$30.14
Exercisable, end of year	6,259,563	$31.28	5,660,667	$29.89	5,375,022	$27.09

At December 31, 2005, the range of exercise prices on outstanding stock options was $19.34 to $51.84. Outstanding and exercisable stock option information at December 31, 2005 follows:

Outstanding Stock Options				Exercisable Stock Options
Exercise Price Ranges	Options	Weighted- average Remaining Contractual Life	Weighted- average Exercise Price	Options	Weighted- average Exercise Price
$19.00-$25.00	1,029,845	4.44	$22.05	1,029,345	$22.05
$25.01-$35.00	4,650,959	4.96	$29.87	3,650,959	$29.55
$35.01-$52.00	3,878,800	7.29	$42.27	1,579,259	$41.29
	9,559,604	5.85	$34.06	6,259,563	$31.28

Restricted Share Units:    Compensation cost for restricted share units (RSU’s) granted to employees is recognized ratably over the vesting term, which varies but is generally 1 to 4 years. Non-employee members of the Board of Directors may also elect to receive payment for their service on the Board in the form of RSU’s which are expensed immediately. RSU grants totaled 122,891 shares, 107,293 shares, and 106,158 shares in 2005, 2004 and 2003, respectively. The weighted-average grant date fair value of RSU’s granted in 2005, 2004 and 2003 was $47.28, $40.17, and $25.16 per share, respectively. Additionally, in 2005 and 2004, non-employee members of the Board of Directors received restricted share-based grants which must be cash settled to which mark-to-market accounting is applied; the expense recognized for these grants was $0.6 million in 2005, and $0.4 million in 2004.

Long-term Stock Incentive Plan:    The Long-Term Stock Incentive Plan (‘‘LTSIP’’) provides for grants of awards to senior management employees for achieving Company performance measures, including earnings per share and return on capital employed. Awards are payable in shares of common stock, which may be restricted if the employee has not achieved certain stock ownership levels, and no award is made if the employee terminates employment prior to the payout date. There are two award cycles currently in progress: one for the two and one half year period ending in December, 2006 and the second for the three year period ending in December, 2007. The ultimate issuance of shares, if any, is determined based solely on performance in the final year of each cycle. The Company has accrued for the expected issuance of shares based on estimates of future performance in relation to the targets. Expense recognized for the LTSIP plans amounted to $6.4 million in 2005, $1.6 million in 2004 and zero in 2003.

EMPLOYEE STOCK PURCHASE PLAN    The Employee Stock Purchase Plan enables substantially all employees in the United States, Canada and Belgium to subscribe at any time to purchase shares of common stock on a monthly basis at the lower of 85% of the fair market value of the shares on the grant date ($35.21 per share for fiscal year 2005 purchases) or 85% of the fair market value of the shares on the last business day of each month. A maximum of 6,000,000 shares are authorized for subscription. During 2005, 2004 and 2003 shares totaling 96,683, 118,544 and 49,743, respectively, were issued under the plan at average prices of $33.19, $26.78 and $23.41 per share, respectively.

L. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss at the end of each fiscal year was as follows:

(Millions of Dollars)	2005	2004	2003
Currency translation adjustment	$(74.1)	$(38.9)	$(76.8)
Minimum pension liability, net of tax	(13.1)	(9.1)	(9.0)
Fair value of cash flow
hedge effectiveness, net of tax	(4.1)	(7.2)	1.6
Accumulated other comprehensive loss	$(91.3)	$(55.2)	$(84.2)

M. EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK OWNERSHIP PLAN (‘‘ESOP’’)    Substantially all U.S. employees may contribute from 1% to 15% of their eligible compensation to a tax-deferred 401(k) savings plan, subject to restrictions under tax laws. Employees generally direct the investment of their own contributions into various investment funds. An employer match benefit is provided under the plan equal to one-half of each employee’s tax-deferred contribution up to the first 7% of their compensation. Half of the employer match benefit is invested in the Company’s common stock while the investment of the other half is directed by the employee. The employer match benefit totaled $8.3 million, $7.3 million and $5.3 million, in 2005, 2004 and 2003, respectively.

In addition, approximately 4,300 U.S. salaried and non-union hourly employees receive a non-contributory benefit under the Cornerstone plan. Cornerstone benefit allocations range from 3% to 9% of eligible employee compensation based on age. Approximately 1,600 U.S. employees receive an additional average 1.7% contribution actuarially designed to replace previously curtailed pension benefits. Allocations for benefits earned under the Cornerstone plan were $12.3 million in 2005, $12.6 million in 2004, and $13.9 million in 2003. Assets held in participant Cornerstone accounts are invested in a broad-based U.S. equity security index fund and U.S. government bonds.

Shares of the Company’s common stock held by the ESOP were purchased with the proceeds of external borrowings in 1989 and borrowings from the Company in 1991 ("1991 internal loan"). The external ESOP borrowings are guaranteed by the Company and are included in long-term debt. Shareowners’ equity reflects a reduction equal to the cost basis of unearned (unallocated) shares purchased with the internal and the external borrowings.

The Company accounts for the ESOP under Statement of Position (‘‘SOP’’) 76-3, ‘‘Accounting Practices for Certain Employee Stock Ownership Plans’’, as affected by the Emerging Issues Task Force (‘‘EITF’’) 89-8, ‘‘Expense Recognition for Employee Stock Ownership Plans.’’ Net ESOP activity recognized is comprised of the cost basis of shares released, the cost of the aforementioned Cornerstone and 401(k) match defined contribution benefits, interest expense on the external 1989 borrowing, less the fair value of shares released and dividends on unallocated ESOP shares. Net ESOP expense was $2.1 million in 2005, $2.2 million in 2004 and $9.2 million in 2003. ESOP expense is affected by the market value of the Company’s common stock on the monthly dates when shares are released. The market value of shares released averaged $46.41 per share in 2005, $43.20 in 2004, and $29.25 in 2003.

Unallocated shares are released from the trust based on current period debt principal and interest payments as a percentage of total future debt principal and interest payments. Dividends on both allocated and unallocated shares may be used for debt service and to credit participant accounts for dividends earned on allocated shares. Dividends paid on the shares acquired with the 1991 internal loan were used solely to pay internal loan debt service in all periods. Dividends on ESOP shares, which are charged to shareowners’ equity as declared, were $12.1 million in 2005, $12.2 million in 2004 and $12.4 million in 2003. Dividends on ESOP shares were utilized entirely for debt service in all years. Interest costs incurred by the ESOP on the 1989 external debt in 2005, 2004 and 2003 were $0.4 million, $0.7 million and $0.9 million, respectively. Interest costs incurred by the ESOP on the 1991 internal loan, which have no earnings impact, were $9.5 million, $9.7 million, and $9.9 million for 2005, 2004, and 2003, respectively. Both allocated and unallocated ESOP shares are treated as outstanding for purposes of computing earnings per share. As of December 31, 2005, the number of ESOP shares allocated to participant accounts was 4,485,721 and the number of unallocated shares was 5,858,275. At December 31, 2005, there were 34,673 released shares in the ESOP trust holding account pending allocation. The Company made cash contributions to the ESOP totaling $13.3 million in 2005, $10.2 million in 2004, and $10.5 million in 2003.

PENSION AND OTHER BENEFIT PLANS    The Company sponsors pension plans covering most domestic hourly and certain executive employees, and approximately 2,000 foreign employees. Benefits are generally based on salary and years of service, except for U.S. collective bargaining employees whose benefits are based on a stated amount for each year of service.

The Company contributes to multi-employer plans for certain collective bargaining U.S. employees. In addition, various other defined contribution plans are sponsored worldwide. The expense for such defined contribution plans, aside from the earlier discussed ESOP plan, follows.

(Millions of Dollars)	2005	2004	2003
Multi-employer plan expense	$0.7	$0.4	$0.5
Other defined contribution plan expense	$2.3	$3.0	$4.0

The components of net periodic pension expense (income) are as follows:

	U.S. Plans			Non-U.S.Plans
(Millions of Dollars)	2005	2004	2003	2005	2004	2003
Service cost	$2.6	$2.4	$2.3	$6.4	$6.4	$5.2
Interest cost	4.7	3.2	3.0	11.7	11.1	9.3
Expected return on plan assets	(2.9)	(1.0)	(1.0)	(16.2)	(15.3)	(12.2)
Amortization of transition asset	—	—	—	—	—	(0.2)
Amortization of prior service cost	1.4	2.0	1.7	1.5	0.6	0.6
Actuarial loss	2.2	0.5	2.6	4.1	1.5	—
Settlement / Curtailment (loss) gain	(0.8)	—	—	0.4	(0.7)	—
Net periodic pension (income) expense	$7.2	$7.1	$8.6	$7.9	$3.6	$2.7
(Decrease) Increase in minimum pension liability included in other comprehensive income	$1.4	$(1.2)	$3.3	$(5.4)	$1.3	$0.5

The Company provides medical and dental benefits for certain retired employees in the United States. In addition, U.S. employees who retire from active service are eligible for life insurance benefits. Net periodic postretirement benefit expense was $2.0 million in 2005, $1.8 million in 2004 and $2.0 million in 2003.

The Company generally uses a November 30 measurement date for its pension plans with plan assets and a December 31 measurement date for other plans. The changes in the pension and other postretirement benefit obligations, fair value of plan assets as well as amounts recognized in the Consolidated Balance Sheets, are shown below:

	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans
(Millions of Dollars)	2005	2004	2005	2004	2005	2004
Change in benefit obligation:
Benefit obligation at end of prior year	$60.8	$52.0	$243.9	$182.7	$18.9	$17.1
Service cost	2.6	2.4	6.4	6.4	0.9	0.7
Interest cost	4.7	3.2	11.7	11.1	1.1	1.0
Settlements	(0.8)	—	(0.2)	—	—	—
Change in discount rate	0.8	1.7	14.5	10.1	0.8	0.4
Actuarial (gain) loss	4.1	—	2.7	14.4	(0.8)	0.9
Plan amendments	—	3.5	0.2	1.7	—	—
Foreign currency exchange rates	—	—	(18.8)	15.1	—	—
Participant contributions	—	—	0.7	0.8	—	—
Acquisitions	86.6	—	—	11.9	9.9	—
Benefits paid	(4.6)	(2.0)	(12.5)	(10.3)	(1.8)	(1.2)
Benefit obligation at end of year	$154.2	$60.8	$248.6	$243.9	$29.0	$18.9
Change in plan assets:
Fair value of plan assets at end of prior year	$17.2	$13.3	$200.9	$153.9	$—	$—
Actual return on plan assets	3.0	(0.5)	31.4	13.4	—	—
Participant contributions	—	—	0.7	0.8	—	—
Employer contribution	7.7	6.4	7.2	21.8	1.8	1.2
Foreign currency exchange rate changes	—	—	(18.0)	12.9	—	—
Acquisitions	78.5	—	—	8.4	—	—
Benefits paid	(4.6)	(2.0)	(12.5)	(10.3)	(1.8)	(1.2)
Fair value of plan assets at end of plan year	$101.8	$17.2	$209.7	$200.9	$—	$—
Funded status — assets less than benefit obligation	$(52.4)	$(43.6)	$(38.9)	$(43.0)	$(29.0)	$(18.9)
Unrecognized prior service cost	7.6	9.0	5.1	5.2	(1.5)	(1.7)
Unrecognized net actuarial loss	15.5	12.9	83.5	93.8	5.3	5.5
Unrecognized net liability at transition	—	—	0.6	0.6	—	—
Net amount recognized	$(29.3)	$(21.7)	$50.3	$56.6	$(25.2)	$(15.1)
Amounts recognized in the Consolidated Balance Sheets:
Prepaid benefit cost	$7.6	$6.1	$66.2	$74.5	$—	$—
Accrued benefit liability	(56.7)	(47.1)	(23.8)	(20.4)	(25.2)	(15.1)
Intangible asset	6.1	8.4	0.8	0.7	—	—
Accumulated other comprehensive loss, minimum pension liability (pretax)	13.7	10.9	7.1	1.8	—	—
Net amount recognized	$(29.3)	$(21.7)	$50.3	$56.6	$(25.2)	$(15.1)

The accumulated benefit obligation for all defined benefit pension plans was $372.9 million at December 31, 2005 and $275.9 million at January 1, 2005.

Information regarding pension plans in which accumulated benefit obligations exceed plan assets follows:

	U.S. Plans		Non-U.S. Plans
(Millions of Dollars)	2005	2004	2005	2004
Projected benefit obligation	$154.2	$60.8	$69.2	$62.7
Accumulated benefit obligation	$148.7	$58.2	$62.8	$55.7
Fair value of plan assets	$101.8	$17.2	$41.6	$38.0

Information regarding pension plans in which projected benefit obligations (inclusive of anticipated future compensation increases) exceed plan assets follows:

	U.S. Plans		Non-U.S. Plans
(Millions of Dollars)	2005	2004	2005	2004
Projected benefit obligation	$154.2	$60.8	$248.6	$243.9
Accumulated benefit obligation	$148.7	$58.2	$224.2	$217.7
Fair value of plan assets	$101.8	$17.2	$209.7	$200.9

The major assumptions used in valuing pension and post-retirement plan obligations and net costs were as follows:

	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2005	2004	2005	2004	2005	2004
Weighted average assumptions used to determine benefit obligations at year end:
Discount rate	5.5%	5.75%	5.0%	5.25%	5.5%	6.0%
Rate of compensation increase	5.5%	6.0%	3.75%	3.75%	4.0%	4.0%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	5.75%	6.0%	5.25%	5.5%	6.0%	6.0%
Rate of compensation increase	6.0%	6.0%	3.75%	3.5%	4.0%	4.0%
Expected return on plan assets	7.75%	8.0%	7.5%	7.75%	—	—

The expected long-term rate of return on plan assets is determined considering the returns projected for the various asset classes and the relative weighting for each asset class as reflected in the target asset allocation below. In addition the Company considers historical performance, the opinions of outside actuaries and other data in developing benchmark returns.

PENSION PLAN ASSETS    Plan assets are invested in equity securities, bonds and other fixed income securities, real estate, money market instruments and insurance contracts. The Company’s weighted-average worldwide actual asset allocations at December 31, 2005 and January 1, 2005 by asset category are as follows:

	Plan Assets		Target Allocation
Asset Category	2005	2004
Equity securities	67%	60%	50-70%
Fixed income securities	32%	32%	30-50%
Real estate	0%	0%	0-5%
Other	1%	8%	0-10%
Total	100%	100%	100%

The Company’s investment strategy for pension plan assets includes diversification to minimize interest and market risks, and generally does not involve the use of derivative financial instruments. Plan assets are rebalanced periodically to maintain target asset allocations. Maturities of investments are not necessarily related to the timing of expected future benefit payments, but adequate liquidity to make immediate and medium term benefit payments is ensured.

CONTRIBUTIONS    The Company’s funding policy for its defined benefit plans is to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with federal law and other regulations. The Company expects to contribute approximately $15 million to its pension plans and its other postretirement benefit plan in 2006.

EXPECTED FUTURE BENEFIT PAYMENTS    Benefit payments, inclusive of amounts attributable to estimated future employee service, are expected to be paid as follows over the next 10 years:

(Millions of Dollars)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Years 6-10
Future payments	$247.3	$22.9	$21.8	$22.6	$23.4	$24.0	$132.6

These benefit payments will be funded through a combination of existing plan assets and amounts to be contributed in the future by the Company.

HEALTH CARE COST TRENDS The weighted average annual assumed rate of increase in the per-capita cost of covered benefits (i.e., health care cost trend rate) is assumed to be 9.0% for 2005, reducing gradually to 6.0% by 2012 and remaining at that level thereafter. A one percentage point change in the assumed health care cost trend rate would have an immaterial effect on the net periodic postretirement benefit cost and the postretirement benefit obligation as of December 31, 2005.

N. OTHER COSTS AND EXPENSES

Other-net is primarily comprised of intangible asset amortization expense, gains and losses on asset dispositions, currency impact, environmental expense and net expenses related to the Mac tools extended financing programs, mainly financing receivable losses and interest income. Other-net in 2003 includes $9.5 million in charges related to the exit of the Mac tools retail channel.

Research and development costs were $14.5 million, $13.2 million and $8.7 million for fiscal years 2005, 2004 and 2003, respectively.

O. RESTRUCTURING AND ASSET IMPAIRMENTS

At December 31, 2005, the restructuring and asset impairment reserve balance was $4.9 million, which the Company expects to be fully expended by the end of 2006. A summary of the Company’s restructuring reserves for the years ended January 1, 2005 to December 31, 2005 is as follows:

(Millions of Dollars)	01/01/05	Additions	Usage	Currency	12/31/05
Acquisitions
Severance	$0.3	$3.6	$(1.7)	$—	$2.2
Other	—	0.3	(0.2)	—	0.1

Q4 and Q3 2005
Severance	—	2.4	(1.5)	—	0.9

Q2 2005
Severance	—	1.4	(1.2)	—	0.2
Other	—	0.8	(0.6)	—	0.2

Q4 2004
Severance	1.2	—	(1.2)	—	—

Operation 15
Severance	2.0	—	(0.6)	(0.1)	1.3
Asset impairments	2.1	—	(2.1)	—	—
	$5.6	$8.5	$(9.1)	$(0.1)	$4.9

For the three years ended December 31, 2005, 27 facilities have been closed as a result of restructuring initiatives. In 2005, 2004 and 2003, approximately 219, 160, and 1,100 employees have been terminated as a result of restructuring initiatives, respectively. Severance payments of $6 million, $4 million and $18 million and other exit costs of $1 million, $4 million, and $10 million were made in 2005, 2004 and 2003, respectively. Write-offs of impaired assets were $2 million, $11 million and $18 million in 2005, 2004 and 2003, respectively.

2005 Actions:    During the fourth quarter of 2005, the Company initiated a $0.6 million cost reduction program at its Specialty Tool, Assembly, Blick and European operations. The action was comprised of the severance of approximately 47 employees. Of this amount, $0.1 million has been utilized to date with $0.5 million of accrual remaining as of December 31, 2005. Approximately $0.2 million of such charge was related to the Security Solutions segment; $0.2 million to the Industrial Tools segment; and $0.2 million to the Consumer Products segment. During the third quarter of 2005, the Company initiated a $1.8 million cost reduction program primarily at its mechanical access and fastening systems businesses, along with its European operations. The action was comprised of the severance of approximately 54 employees. Of this amount, $1.4 million has been utilized to date with $0.4 million of accrual remaining as of December 31, 2005. $0.7 million of this charge was recorded in the Security Solutions segment; $0.8 million in the Industrial Tools segment; and $0.3 million in the Consumer Products segment.

During the second quarter of 2005, the Company initiated a second phase of cost reduction activities at its Blick business, included in the Company’s Security Solutions segment, for which approximately $2.2 million was recorded to restructuring expense in 2005. This action was taken to streamline Blick’s business model and primarily entailed the severance of 64 employees. Of this amount, $1.8 million has been utilized to date with $0.4 million of accrual remaining as of December 31, 2005.

2004 Actions:    In the fourth quarter of 2004, the Company recorded $8 million of restructuring and asset impairment charges — $4 million of restructuring costs in connection with specific personnel actions to streamline/reposition certain organizations primarily in the Consumer Products and

Industrial Tools segments; and $4 million of asset impairment charges primarily associated with a 2004 information system strategy decision. As of December 31, 2005, the accrual was fully expended.

2003 Actions: In 2003, the Company recorded $49 million in restructuring and asset impairment charges for the Operation 15 initiative. These charges consisted of $12 million for severance, $26 million of asset impairments and $11 million of other exit costs related to the exit from the Company’s MacDirect retail channel. The asset impairments generally pertain to assets which are idle mainly as a result of restructuring initiatives and accordingly their book value has been written down to fair value. As of December 31, 2005, $1.3 million of severance reserves remain.

The Company also recorded $3 million in restructuring charges for initiatives pertaining to the further reduction of its cost structure, primarily for severance-related obligations. As of December 31, 2005, no accrual remained as all of the severance had been expended.

Acquisition Related:    Integration of certain acquisitions requires reduction of redundant personnel, closure of facilities, and other restructuring actions related to the acquired businesses. In such cases, a restructuring accrual is recorded for actions identified in integration strategy plans initially developed by the Company as of the acquisition date, with a resulting increase to goodwill. As integration strategies are executed, the Company monitors the previously established restructuring accruals and makes adjustments to the extent actual expenditures differ from the estimated accruals. Adjustments recorded to previously established restructuring accruals until the time integration plans are fully executed, not to exceed one year from date of original acquisition, are reflected in the final goodwill amount included in the purchase price allocation. Adjustments made subsequent to the finalization of integration strategies, or after one year from the date of original acquisition, are reflected in the earnings if increases to the reserve are required, while decreases in such reserves are appropriately applied against goodwill.

In connection with its acquisition of National Hardware, the Company recorded $1.0 million relating to severance costs to the initial purchase price allocation, of which no amounts have been utilized as of December 31, 2005. In connection with its acquisition of Precision, the Company recorded $1.5 million relating to severance costs to the initial purchase price allocation, of which $0.7 million has been utilized to date with $0.8 million of accrual remaining as of December 31, 2005. In connection with its acquisitions of ISR and Security Group, the Company recorded $1.4 million of restructuring reserves in the purchase price allocation comprised of $1.1 million of severance and $0.3 million of lease exit costs. Of this amount, $0.9 million has been utilized to date with $0.5 million of accrual remaining as of December 31, 2005.

In connection with the first quarter 2004 acquisitions, $5 million in restructuring reserves were recorded, primarily for severance, which have been fully utilized as of December 31, 2005.

Restructuring and asset impairment charges by segment were as follows:

(Millions of Dollars)	2005	2004	2003
Consumer Products	$0.5	$1.3	$15.2
Industrial Tools	1.0	2.9	35.7
Security Solutions	3.1	3.5	1.3
Consolidated	$4.6	$7.7	$52.2

P. BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

The Company reports the following three segments:    Consumer Products, Industrial Tools and Security Solutions. The Consumer Products segment includes hand tools, consumer mechanics tools, storage units, and hardware. Industrial Tools is comprised of fastening systems, Mac tools, Proto mechanic tools, pneumatic tools, storage systems, specialty tools, assembly technologies, hydraulic tools and CST/Berger (measuring tools). The Security Solutions segment includes access technologies, Best Access, Blick, Frisco Bay, ISR, Security Group, Precision Hardware and Senior Technologies; these businesses manufacture and install automatic doors, and related hardware and products, as well as mechanical and electronic lock sets and access controls. The Company’s reportable segments are an aggregation of businesses that have similar products and services, among other factors. The following information excludes the appliance hinge, U.K. decorator tools, residential entry door, home décor and German paint roller businesses, which are classified as discontinued operations as disclosed in Note T Discontinued Operations, unless otherwise noted.

BUSINESS SEGMENTS

(Millions of Dollars)	2005	2004	2003
Net Sales
Consumer Products	$1,097.8	$1,042.7	$929.0
Industrial Tools	1,369.5	1,292.5	1,098.3
Security Solutions	818.0	662.2	458.2
Consolidated	$3,285.3	$2,997.4	$2,485.5
Operating Profit
Consumer Products	$185.2	$171.4	$146.9
Industrial Tools	135.5	133.1	17.0
Security Solutions	123.8	107.8	73.4
Total	$444.5	$412.3	$237.3
Restructuring charges and asset impairments	(4.6)	(7.7)	(52.2)
Interest income	6.6	4.2	6.2
Interest expense	(40.4)	(38.6)	(34.1)
Other-net	(47.9)	(46.0)	(39.1)
Earnings from continuing
operations before income taxes	$358.2	$324.2	$118.1
Segment Assets
Consumer Products	$892.9	$710.8	$703.3
Industrial Tools	914.5	903.3	817.8
Security Solutions	1,041.5	958.9	550.3
	2,848.9	2,573.0	2,071.4
Discontinued operations	11.0	15.6	123.0
Corporate assets	685.2	262.0	229.4
Consolidated	$3,545.1	$2,850.6	$2,423.8
Capital and Software Expenditures
Consumer Products	$26.7	$22.3	$14.2
Industrial Tools	27.6	18.5	16.6
Security Solutions	13.6	10.3	5.7
Discontinued operations	0.5	3.7	2.9
Consolidated	$68.4	$54.8	$39.4
Depreciation and Amortization
Consumer Products	$29.7	$30.9	$31.4
Industrial Tools	31.3	33.4	32.6
Security Solutions	35.2	27.7	17.3
Discontinued operations	0.3	3.0	5.2
Consolidated	$96.5	$95.0	$86.5

The Company assesses the performance of its reportable business segments using operating profit, which follows the same accounting policies as those described in Note A Significant Accounting Policies. Segment operating profit excludes interest income, interest expense, other-net (which includes intangible asset amortization), restructuring charges and asset impairments, and income tax expense. Refer to Note O Restructuring and Asset Impairments for the amount of restructuring charges and asset impairments by segment, and to Note G Goodwill, Customer Relationships and Other Intangible Assets for intangible amortization expense by segment. Corporate and shared expenses are allocated to each segment. Transactions between segments are not material. Segment assets primarily include accounts receivable, inventory, other current assets, property, plant and equipment, intangible assets and other miscellaneous assets. Corporate assets and unallocated assets are cash, deferred income taxes and certain other assets. Geographic net sales and long-lived assets are attributed to the geographic regions based on the geographic location of each Company subsidiary.

Sales to The Home Depot were approximately 12%, 13% and 14% of consolidated net sales in 2005, 2004 and 2003, respectively, excluding the discontinued operations businesses discussed in Note T Discontinued Operations. For 2005, 2004 and 2003 net sales to this one customer amounted to 26%, 27% and 27% of segment net sales, respectively, for the Consumer Products segment, 6%, 7%, and 7%, respectively, for the Industrial Tools segment and 2%, 3% and 4%, respectively, for the Security Solutions segment. Inclusive of the appliance hinge, U.K. decorator tools, residential entry door, home décor, and German paint roller business discontinued operations, sales to The Home Depot represented 12%, 14% and 19% of consolidated net sales in 2005, 2004 and 2003, respectively.

GEOGRAPHIC AREAS

(Millions of Dollars)	2005	2004	2003
Net Sales
United States	$2,277.1	$2,054.4	$1,810.7
Other Americas	263.0	217.6	184.3
Europe	558.4	562.3	372.3
Asia	186.8	163.1	118.2
Consolidated	$3,285.3	$2,997.4	$2,485.5
Long-Lived Assets
United States	$1,119.8	$936.6	$920.6
Other Americas	168.5	82.0	29.0
United Kingdom	258.9	289.1	86.1
Other Europe	87.5	103.0	88.3
Asia	73.9	61.7	60.1
Consolidated	$1,708.6	$1,472.4	$1,184.1

Q. INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities at the end of each fiscal year were as follows:

(Millions of Dollars)	2005	2004
Deferred tax liabilities:
Depreciation	$52.8	$68.1
Amortization of Intangibles	76.9	45.9
Inventories	4.6	—
Other	22.9	19.5
Total deferred tax liabilities	$157.2	$133.5
Deferred tax assets:
Employee benefit plans	$66.2	51.7
Doubtful accounts	8.6	8.5
Inventories	—	2.1
Accruals	6.6	9.8
Restructuring charges	0.3	—
Operating loss carryforwards	40.7	36.7
Other	1.3	0.4
Total deferred tax assets	$123.7	$109.2

Net Deferred Tax Liabilities before Valuation Allowance	$33.5	$24.3

Valuation allowance	$27.2	$36.7

Net Deferred Tax Liabilities after Valuation Allowance	$60.7	$61.0

Valuation allowances reduced the deferred tax asset attributable to foreign and state loss carry-forwards to the amount that, based upon all available evidence, is more likely than not to be realized. Reversal of the valuation allowance is contingent upon the recognition of future taxable income and capital gains in specific foreign countries and specific states, or changes in circumstances which cause the recognition of the benefits to become more likely than not. The foreign and state loss carry-forwards expire in various years beginning in 2006.

The classification of deferred taxes as of December 31, 2005 and January 1, 2005 is as follows:

	2005		2004
	Deferred Tax Asset	Deferred Tax Liability	Deferred Tax Asset	Deferred Tax Liability
Current	$(21.2)	$9.3	$(7.9)	$—
Non-current	(75.3)	147.9	(64.6)	133.5
Total	$(96.5)	$157.2	$(72.5)	$133.5

Income tax expense (benefit) attributable to continuing operations consisted of the following:

(Millions of Dollars)	2005	2004	2003
Current:
Federal	$37.0	$32.6	$(13.3)
Foreign	31.9	25.9	20.7
State	9.4	3.8	3.7
Total current	78.3	62.3	11.1
Deferred (Benefit):
Federal	17.8	20.3	15.9
Foreign	(8.4)	1.6	3.3
State	(1.2)	3.1	(0.2)
Total deferred	8.2	25.0	19.0
Total	$86.5	$87.3	$30.1

Income taxes paid during 2005, 2004 and 2003 were $112.8 million, $125.4 million and $11.2 million (net of $22.1 million US Federal refund), respectively. During 2005, the Company had tax holidays only with Thailand. Tax holidays resulted in a $1.7 million reduction in tax expense in 2005, $3.0 million in 2004, and $2.5 million in 2003. The tax holiday in Thailand is in place until 2010.

The reconciliation of federal income tax at the statutory federal rate to income tax at the effective rate for continuing operations is as follows:

(Millions of Dollars)	2005	2004	2003
Tax at statutory rate	$125.4	$113.5	$40.1

State income taxes, net of federal benefits	4.5	4.9	2.4
Difference between foreign and federal income tax	(30.3)	(24.4)	(15.3)
Federal audit settlement	(16.7)	—	—
Foreign Sales Corporation or Extraterritorial Income Exclusion	(2.7)	(2.5)	(2.9)
Branch activity	(0.4)	0.7	2.8
Tax accrual reserve	(0.6)	(0.2)	0.9
Jobs Act repatriation	15.6	—	—
Other-net	(8.3)	(4.7)	2.1
Income taxes	$86.5	$87.3	$30.1

The components of earnings from continuing operations before income taxes consisted of the following:

(Millions of Dollars)	2005	2004	2003
United States	$210.2	$179.5	$8.7
Foreign	148.0	144.7	109.4
Total pre-tax earnings	$358.2	$324.2	$118.1

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

Undistributed foreign earnings of $249.7 million at December 31, 2005 are considered to be invested indefinitely or will be remitted substantially free of additional tax. Accordingly, no provision has been made for taxes that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of this liability.

AMERICAN JOBS CREATION ACT OF 2004 — Repatriation of Foreign Earnings    The American Jobs Creation Act, the ‘‘Act’’, enacted on October 22, 2004 created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. In 2005, Stanley's Chief Executive Officer and Board of Directors approved a domestic reinvestment plan as required by the ‘‘Act’’ to repatriate $249.6 million in foreign earnings in fiscal 2005. Stanley recorded $15.6 million in tax expense related to this $249.6 million dividend. All repatriations under the ‘‘Act’’ were completed by December 31, 2005.

R. COMMITMENTS AND GUARANTEES

COMMITMENTS    The Company has noncancelable operating lease agreements, principally related to facilities, vehicles, machinery and equipment. Minimum payments have not been reduced by minimum sublease rentals of $5.1 million due in the future under noncancelable subleases. In addition, the Company is a party to synthetic leasing programs which qualify as operating leases, for two of its major distribution centers. Rental expense, net of sublease income, for operating leases was $41.4 million in 2005, $38.7 million in 2004 and $43.0 million in 2003.

Outsourcing and other commitments are comprised of: $34.3 million for outsourcing arrangements, primarily related to information systems and telecommunications; $20.1 million in marketing obligations; and $0.7 million of cash funding commitments pertaining to the Company’s U.S. ESOP.

The following table includes the future commitments for lease obligations, outsourcing and other arrangements.

(Millions of Dollars)	Total	2006	2007	2008	2009	2010	Thereafter
Operating lease obligations	$103.7	$24.5	$19.9	$16.3	$11.6	$8.5	$22.9
Material purchase commitments	45.0	9.0	9.0	9.0	9.0	9.0	—
Outsourcing and other	55.1	20.5	21.1	13.5	—	—	—
Total	$203.8	$54.0	$50.0	$38.8	$20.6	$17.5	$22.9

The Company has numerous assets, predominantly vehicles and equipment, under a one-year term renewable U.S. master personal property lease. Residual value obligations under this master lease were $25.7 million at December 31, 2005 while the fair value of the underlying assets was approximately $29.6 million. The U.S. master personal property lease obligations are not reflected in the future minimum lease payments since the initial and remaining term does not exceed one year. The Company routinely exercises various lease renewal options and from time to time purchases leased assets for fair value at the end of lease terms.

The Company is a party to synthetic leasing programs for two of its major distribution centers. The programs qualify as operating leases for accounting purposes, where only the monthly lease cost is recorded in earnings and the liability and value of underlying assets are off-balance sheet. As of December 31, 2005, the estimated fair value of assets and remaining obligations for these two properties were $48.3 million and $40.4 million, respectively.

GUARANTEES

(Millions of Dollars)	Term	Maximum Potential Payment	Carrying Amount of Liability
Financial guarantees:
Guarantees on the residual values of leased properties	Up to 6 years	$66.1	$—

Standby letters of credit	Generally 1 year	26.6	4.2
Guarantee on the external Employee Stock Ownership Plan borrowings	Through 2009	5.4	5.4
Commercial customer financing arrangements	Up to 5 years	1.2	—
Government guarantees on employees	3 years from hire date	0.1	—
Guarantee on active facility lease	Through 2012	0.5	—
Balance December 31, 2005		$99.9	$9.6

The Company has guaranteed a portion of the residual value arising from its previously mentioned synthetic lease and U.S. master personal property lease programs. The lease guarantees aggregate $66.1 million while the fair value of the underlying assets is estimated at $77.9 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these lease guarantees. The Company has issued $26.6 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs. Shares of the Company’s common stock held by the ESOP were purchased with the proceeds of external borrowings in the 1980’s and borrowings from the Company in 1991. The external ESOP borrowings are guaranteed by the Company and are included in long-term debt. Shareowners’ equity reflects a reduction for the internal and external borrowings. The Company has sold various businesses and properties over many years and provided standard indemnification to the purchasers with respect to any unknown liabilities, such as environmental, which may arise in the future that are attributable to the time of the Company’s ownership. No liabilities have been recorded for these general indemnifications since there are no identified exposures.

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

The changes in the carrying amount of product and service warranties for the years ended December 31, 2005 and January 1, 2005 are as follows:

(Millions of Dollars)	2005	2004
Beginning Balance	$14.8	$7.3
Warranties and guarantees issued	13.1	13.2
Warranty payments	(12.9)	(12.3)
Acquisitions and other	0.7	6.6
Ending Balance	$15.7	$14.8

S. CONTINGENCIES

The Company is involved in various legal proceedings relating to environmental issues, employment, product liability and workers’ compensation claims and other matters. The Company periodically reviews the status of these proceedings with both inside and outside counsel, as well as an actuary for risk insurance. Management believes that the ultimate disposition of these matters will not have a material adverse effect on operations or financial condition taken as a whole.

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

In the normal course of business, the Company is involved in various lawsuits and claims. In addition, the Company is a party to a number of proceedings before federal and state regulatory agencies relating to environmental remediation. Also, the Company, along with many other companies, has been named as a potentially responsible party (‘‘PRP’’) in a number of administrative proceedings for the remediation of various waste sites, including 12 active Superfund sites. Current laws potentially impose joint and several liability upon each PRP. In assessing its potential liability at these sites, the Company has considered the following: the whether responsibility is being disputed, the terms of existing agreements, experience at similar sites, and the fact that the Company’s volumetric contribution at these sites is relatively small.

The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of December 31, 2005 and January 1, 2005, the Company had reserves of $21.3 million and $13.6 million, respectively, for remediation activities associated with Company-owned properties as well as for Superfund sites, for losses that are probable and estimable. Of the 2005 amount, $3.4 million is classified as current and $17.9 million as long-term. The range of environmental remediation costs that is reasonably possible is $19.4 million to $37.0 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with policy.

The environmental liability for certain sites that have cash payments that are fixed or reliably determinable have been discounted using a rate of 5.4%. The discounted and undiscounted amount of the liability relative to these sites is $5.0 million and $8.1 million, respectively, as of December 31, 2005 and $5.1 million and $8.2 million, respectively, as of January 1, 2005. The payments relative to these sites are expected to be $0.9 million in 2006, $1.7 million in 2007, $1.0 million in 2008, $0.3 million in 2009, $0.3 million in 2010 and $3.9 million thereafter.

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

As previously disclosed in the 2002 Annual Report, the Company’s audited Consolidated Financial Statements for the year ended December 28, 2002 include $5.6 million, or 4¢ per fully diluted share, of accounting corrections related primarily to expense capitalization and depreciation in fiscal years

1999 through 2002. During the fourth quarter of 2003 the Securities and Exchange Commission issued a formal order of private investigation in connection with allegations regarding certain accounting matters. These allegations, which had previously been raised with the Company anonymously, were initially researched and evaluated by the Company’s management, internal audit staff and independent auditors, and subsequently, further investigated by a second multinational accounting firm, all under the supervision of the audit committee of the Board of Directors. This resulted in the accounting corrections referred to above. The Company has cooperated fully with the SEC throughout the investigation. Management, the Board of Directors and the Company’s independent auditors concluded that such corrections were immaterial, both quantitatively and qualitatively, to the December 28, 2002 audited Consolidated Financial Statements and immaterial to the previously reported results of the prior years and quarters to which they relate.

T. DISCONTINUED OPERATIONS

During December 2005, the Company committed to a plan to divest of the operations of two small businesses: its appliance hinge and U.K. decorator tools businesses. The sales are expected to occur during 2006.

On October 15, 2004, the Company entered into a definitive agreement to sell its home décor business to Wellspring Capital Management LLC, a New York-based private equity investment firm. The $87 million cash sale transaction closed on December 4, 2004 and resulted in an after-tax gain of $24 million.

In a definitive agreement effective December 31, 2004, the Company sold Friess, its German paint roller business, to Nespoli Groupe SpA for $6.4 million, and a loss of $3.6 million was recognized thereon.

On December 8, 2003, the Company entered into a definitive agreement to sell its residential entry door business to Masonite International Corporation. The $161 million cash sale transaction closed on March 2, 2004 and resulted in an after-tax gain of $95 million.

In accordance with the provisions of SFAS No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets’’, the results of operations of the appliance hinge, U.K. decorator tools, home décor, Friess and residential entry door businesses for the current and prior periods have been reported as discontinued operations. In addition, the assets and liabilities of the appliance hinge and U.K. decorator tools businesses have been reclassified as held for sale in the Consolidated Balance Sheets for both 2005 and 2004. The divestures of these businesses were made pursuant to the Company’s growth strategy which entails a reduction of risk associated with certain large customer concentrations and better utilization of the Company’s resources to increase shareowner value.

The appliance hinge business supplies hardware necessary to manufacture large household appliances within North America. The U.K. decorator tools business manufactures brushes, rollers and other paint sundries that are supplied to various retailers primarily in the United Kingdom. The home décor business supplied mirrored closet doors, closet organization products and wall décor products primarily through large retailers in North America and Europe. The Friess business manufactured paint rollers in Germany and sold them into the private label market in continental Europe. The residential entry door business manufactured and distributed steel and fiberglass entry doors and components throughout North America. Operating results of the U.K. decorator tools, home décor, Friess, and residential entry door businesses, which were formerly included in the Consumer Products segment, and the appliance hinge business, which was formerly included in the Security Solutions segment, are summarized as follows:

(Millions of Dollars)	2005	2004	2003
Net sales	$38.7	$226.4	$374.8
Pretax earnings	1.1	20.9	32.6
Income taxes	0.3	6.8	12.7
Net earnings from discontinued operations	$0.8	$14.1	$19.9

During 2005, the Company also recorded several adjustments to previously divested businesses in relation to the resolution of tax matters and other contingencies. These adjustments resulted in an after-tax loss in discontinued operations of $2.9 million.

Assets and liabilities of the appliance hinge and U.K. decorator tools businesses as of December 31, 2005 and January 1, 2005 are as follows:

(Millions of Dollars)	2005	2004
Accounts receivable, net	$4.3	$6.5
Inventories, net	5.3	6.1
Other assets	0.2	—
Property, plant and equipment, net	0.9	2.7
Goodwill	0.3	0.3
Total assets	$11.0	$15.6
Accounts payable	$2.2	$2.5
Accrued expenses	0.9	1.2
Total liabilities	$3.1	$3.7

$0.3 million of goodwill is included in the assets held for sale that will be relieved when the U.K. decorator tools business is divested.

U. SUBSEQUENT EVENTS (Unaudited)

Effective January 1, 2006, the Company completed the acquisition of Facom S.A. (‘‘Facom’’) for 410 million euros ($486 million) which was financed with a combination of cash on hand and debt issuance. Facom, based in France, is a leading European manufacturer of hand and mechanics tools with annual revenues approximating $445 million. Facom designs, manufactures and markets the majority of its product range of tools to professional automotive and industrial end users with its well-known industrial tool brands: Facom®, Virax® and USAG®. Facom operates primarily within the premium industrial and automotive tools sector in Europe.

In January 2006, the Company announced its plans to record a $16 million charge in 2006 for a cost reduction initiative relating primarily for the severance of 540 employees across multiple businesses. The majority of the cost reduction actions will be executed in the first quarter of 2006.

On January 25, 2006, the Company announced a $200 million share repurchase program. The program commenced on January 27, 2006 and is expected to be completed during the first half of fiscal 2006.

On January 19, 2006, the Company's current preferred stock purchase rights agreement was amended to, among other things, increase from 10% to 15% the beneficial ownership level that any person or group of persons may acquire before triggering the rights and to exclude any person or group of persons who inadvertently acquires a beneficial ownership level in excess of 14.9%. These rights would therefore, in general, not be applicable unless a beneficial owner had acquired 15% or more of the then outstanding shares of the Company's common stock. Additionally, on January 19, 2006, the Company extended its preferred stock purchase rights agreement until March 10, 2016.

The foregoing description of the amendment and the agreement does not purport to be complete and is qualified in its entirety by reference to the amendment and the agreement which were filed with the Securities and Exchange Commission on a Current Report on Form 8-K on January 20, 2006 and a Current Report on Form 8K/A filed on February 22, 2006, respectively.

Quarterly Results of Operations (unaudited)

(Millions of Dollars, except per share amounts)	Quarter
2005*	First	Second	Third	Fourth	Year
Net sales	$796.3	$814.7	$834.9	$839.4	$3,285.3
Gross profit	287.0	300.7	304.3	289.3	1,181.3
Selling, general and administrative expensesA	184.4	188.4	179.1	184.9	736.8
Net earnings from continuing operations	$65.8	$65.3	$76.4	$64.2	$271.7
Net earnings (loss) from discontinued operations	0.8	0.6	0.5	(4.0)	(2.1)
Net earnings	$66.6	$65.9	$76.9	$60.2	$269.6
Basic earnings per common share:
Continuing operations	$0.79	$0.79	$0.92	$0.76	$3.26
Discontinued operations	0.01	0.01	—	(0.05)	(0.03)
Total basic earnings per common share	$0.80	$0.79	$0.92	$0.72	$3.23
Diluted earnings per common share:
Continuing operations	$0.77	$0.77	$0.89	$0.75	$3.18
Discontinued operations	0.01	0.01	—	(0.05)	(0.02)
Total diluted earnings per common share	$0.78	$0.78	$0.90	$0.70	$3.16

2004**	First	Second	Third	Fourth	Year
Net sales	$722.5	$742.6	$741.4	$790.9	$2,997.4
Gross profit	265.6	271.4	275.7	290.9	1,103.6
Selling, general and administrative expensesA	165.9	170.7	172.3	182.4	691.3
Net earnings from continuing operations	$54.1	$58.0	$60.4	$64.4	$236.9
Net earnings from discontinued operations	99.4	3.4	3.5	23.7	130.0
Net earnings	$153.5	$61.4	$63.9	$88.1	$366.9
Basic earnings per common share:
Continuing operations	$0.66	$0.71	$0.74	$0.78	$2.89
Discontinued operations	1.22	0.04	0.04	0.29	1.58
Total basic earnings per common share	$1.88	$0.75	$0.78	$1.07	$4.47
Diluted earnings per common share:
Continuing operations	$0.65	$0.69	$0.72	$0.76	$2.81
Discontinued operations	1.19	0.04	0.04	0.28	1.54
Total diluted earnings per common share	$1.84	$0.73	$0.76	$1.04	$4.36

*	Changes in previously reported Net sales, Gross profit and Selling, general and administrative expenses are due to the reclassification of amounts related to the discontinued operations of the appliance hinge and U.K. decorator tools businesses as described in Note T Discontinued Operations of the Notes to the Consolidated Financial Statements.

**	Changes in previously reported Net sales, Gross profit and Selling, general and administrative expenses are due to the reclassification of amounts related to the discontinued operations of the appliance hinge, U.K. decorator tools, residential entry door, home décor and Friess businesses as described in Note T Discontinued Operations of the Notes to the Consolidated Financial Statements.

A	Inclusive of provision for doubtful accounts.

EXHIBIT INDEX
THE STANLEY WORKS
EXHIBIT LIST

(3)	(i)	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i) to the Annual Report on Form 10-K for the year ended January 2, 1999).

(ii)	The Stanley Works By-laws as amended October 17, 2001 (incorporated by reference to Exhibit 3(ii) to the Annual Report on Form 10-K for the year ended December 29, 2001).

(4)	(i)	Rights Agreement, dated January 31, 1996 (incorporated by reference to Exhibit (4)(i) to Current Report on Form 8-K dated January 31, 1996).

(a)	Amendment No. 1 dated as of January 19, 2006 to the Rights Agreement dated as of January 31, 1996, by and between The Stanley Works and Computershare Investor Services L.L.C. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on January 20, 2006).

(ii)	Indenture, dated as of November 1, 2002 between the Company and JPMorgan Chase Bank, as trustee, defining the rights of holders of 3½% Notes Due November 1, 2007 and 4-9/10% Notes due November 1, 2012 (incorporated by reference to Exhibit 4(vi) to the Annual Report on Form 10-K for the year ended December 28, 2002).

(a) Certificate of Designated Officers establishing Terms of 3½% Series A Senior Notes due 2007, 4-9/10% Series A Senior Notes due 2012, 3½% Series B Senior Notes due 2007 and 4-9/10% Series B Senior Notes due 2012 (incorporated by reference to Exhibit 4(ii) to the Quarterly Report on Form 10-Q for the quarter ended September 27, 2003).

(iii)	Registration Rights Agreement dated November 1, 2002 among the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney Inc., BNP Paribas Corp. and Fleet Securities, Inc. as Purchasers (incorporated by reference to Exhibit 4(vii) to the Annual Report on Form 10-K for the year ended December 28, 2002).

(iv)	Indenture, dated November 22, 2005, between The Stanley Works and HSBC Bank USA, National Association, as indenture trustee (incorporated by reference to Exhibit 4.5 to the Current Report of Form 8-K filed on November 29 , 2005).

(v)	First Supplemental Indenture, dated November 22, 2005, between The Stanley Works and HSBC Bank USA, National Association, as indenture trustee (incorporated by reference to Exhibit 4.6 to the Current Report of Form 8-K filed on November 29, 2005).

(a)	Form of 5.902% Fixed Rate/Floating Rate Junior Subordinated Debt Securities due December 1, 2045 (incorporated by reference to Exhibit 4.7 to the Current Report of Form 8-K filed on November 29, 2005).

(vi)	Guarantee Agreement, dated November 22, 2005, between the Company and HSBC Bank USA, National Association, as guarantee trustee (incorporated by reference to Exhibit 4.8 to the Current Report of Form 8-K filed on November 29, 2005).

(vii)	Amended and Restated Declaration of Trust, dated November 22, 2005, among the Company, The Stanley Works Capital Trust I, HSBC Bank USA, as property trustee and as Delaware trustee and the administrative trustees party thereto (incorporated by reference to Exhibit 4.9 to the Current Report of Form 8-K filed on November 29, 2005).

(a)	Form of 5.902% Fixed Rate/Floating Rate Enhanced Trust Preferred Securities (liquidation amount $1,000 per preferred security) (incorporated by reference to Exhibit 4.10 to the Current Report of Form 8-K filed on November 29, 2005).

(viii)	Registration Rights Agreement, dated November 22, 2005, between the Company, The Stanley Works Capital Trust I and Citigroup Global Markets Inc., Goldman, Sachs & Co. and UBS Securities LLC, as representatives of the initial purchasers (incorporated by reference to Exhibit 4.11 to the Current Report of Form 8-K filed on November 29, 2005).

(ix)	Rights Agreement dated as of January 19, 2006, by and between The Stanley Works and Computershare Investor Services L.L.C. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K/A filed on February 22, 2006).

(10)	(i)	Deferred Compensation Plan for Non-Employee Directors as amended December 11, 2000 (incorporated by reference to Exhibit 10(ii) to the Annual Report on Form 10-K for the year ended December 30, 2000).*

(ii)	1988 Long-Term Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(iii) to the Annual Report on Form 10-K for the year ended January 3, 1998).*

(a)	Amendment to 1988 Long-Term Stock Incentive Plan dated December 17, 2003 (incorporated by reference to Exhibit 10(ii)(a) to Annual Report on Form 10-K for the year ended January 3, 2004).*

(iii)	Management Incentive Compensation Plan effective January 4, 1998 (incorporated by reference to Exhibit 10(iii) to the Quarterly Report on Form 10-Q for the quarter ended July 4, 1998).*

(a) Amendment to Management Incentive Compensation Plan dated December 17, 2003 (incorporated by reference to Exhibit 10(iii)(a) to Annual Report on Form 10-K for the year ended January 3, 2004).*

(iv)	Deferred Compensation Plan for Participants in Stanley's Management Incentive Plan effective January 1, 1996, as amended (incorporated by reference to Exhibit 10(iv) to Annual Report on Form 10-K for the year ended January 3, 2004).*

(v)	Supplemental Retirement and Account Value Plan for Salaried Employees of The Stanley Works amended and restated as of June 30, 2001 (incorporated by reference to Exhibit 10(vi) to the Annual Report on Form 10-K for the year ended December 29, 2001).*

(vi)	Note Purchase Agreement, dated as of June 30, 1998, between the Stanley Account Value Plan Trust, acting by and through Citibank, N.A. as trustee under the trust agreement for the Stanley Account Value Plan, for $41,050,763 aggregate principal amount of 6.07% Senior ESOP Guaranteed Notes Due December 31, 2009 (incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10-Q for the quarter ended July 4, 1998).

(vii)	New 1991 Loan Agreement, dated June 30, 1998, between The Stanley Works, as lender, and Citibank, N.A. as trustee under the trust agreement for the Stanley Account Value Plan, to refinance the 1991 Salaried Employee ESOP Loan and the 1991 Hourly ESOP Loan and their related promissory notes (incorporated by reference to Exhibit 10(ii) to the Quarterly Report on Form 10-Q for the quarter ended July 4, 1998).

(viii)	Supplemental Executive Retirement Program amended and restated and effective September 19, 2001 (incorporated by reference to Exhibit 10(ix) to the Annual Report on Form 10-K for the year ended December 29, 2001).*

(ix)(a)	(a)The Stanley Works Non-Employee Directors' Benefit Trust Agreement dated December 27, 1989 and amended as of January 1, 1991 by and between The Stanley Works and Fleet National Bank, as successor trustee (incorporated by reference to Exhibit (10)(xvii)(a) to the Annual Report on Form 10-K for year ended December 29, 1990).

(b)	Stanley Works Employees' Benefit Trust Agreement dated December 27, 1989 and amended as of January 1, 1991 by and between The Stanley Works and Fleet National Bank, as successor trustee (incorporated by reference to Exhibit (10)(xvii)(b) to the Annual Report on Form 10-K for year ended December 29, 1990).

(x)	Restated and Amended 1990 Stock Option Plan (incorporated by reference to Exhibit 10(xiii) to the Annual Report on Form 10-K for the year ended December 28, 1996).*

(a)	Amendment to 1990 Stock Option Plan dated December 17, 2003 (incorporated by reference to Exhibit 10(x)(a) to Annual Report on Form 10-K for the year ended January 3, 2004).*

(xi)	Master Leasing Agreement, dated September 1, 1992 between BLC Corporation and The Stanley Works (incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10-Q for the quarter ended September 26, 1992).

(xii)	1997 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to Registration Statement No. 333-42582 filed July 28, 2000).*

(a)	Amendment to 1997 Long-Term Incentive Plan dated December 17, 2003 (incorporated by reference to Exhibit 10(iv)(a) to Annual Report on Form 10-K for the year ended January 3, 2004).*

(b)	Amendment to 1997 Long-term Incentive Plan dated December 13, 2005.*

(c)	Form of Restricted Stock Unit Award Certificate for grants of restricted stock units pursuant to 1997 Long -Term Incentive Plan (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 15, 2005).*

(xiii)	2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-64326 filed July 2, 2001).*

(a)	Amendment to 2001 Long-Term Incentive Plan dated December 17, 2003 (incorporated by reference to Exhibit 10(xv)(a) to Annual Report on Form 10-K for the year ended January 3, 2004).*

(b)	Amendment to 2001 Long-Term Incentive Plan dated December 13, 2005.*

(c)	Form of Stock Option Certificate for options issued pursuant to 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(xiii)(b) to the Annual Report on Form 10-K for the year ended January 1, 2005).*

(d)	Long Term Incentive Award Program for the 2.5 Year Performance Period ending December 30, 2006.*

(e)	Long Term Incentive Award Program for the Three Year Performance Period ending December 29, 2007.*

(xiv)	Engagement Letter, dated August 26, 1999 between The Stanley Works and Donald McIlnay (incorporated by reference to Exhibit 10(xvi) to the Annual Report on Form 10-K for the year ended December 28, 2002).*

(xv)	Agreement, dated June 9, 1999 between The Stanley Works and James Loree (incorporated by reference to Exhibit 10(ii) to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1999).*

(xvi)	Engagement Letter, dated September 12, 2000 between The Stanley Works and Jack Garlock (incorporated by reference to Exhibit 10(xix) to the Annual Report on Form 10-K for the year ended December 28, 2002).*

(xvii)	Forms of Change in Control Severance Agreements (incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10-Q/A for the quarter ended June 28, 2003).*

(xviii)	Schedule of Certain Executive Officers who are Parties to the Change in Control Severance Agreements in the forms referred to in Exhibit 10(xviii) (incorporated by reference to Exhibit 10(ii) to the Quarterly Report on Form 10-Q/A for the quarter ended June 28, 2003; and Exhibit 10(i) to the Quarterly Report on Form 10-Q for the quarter ended October 2, 2004 and Exhibit 10.2 to the Current Report on Form 8-K filed August 22, 2005).*

(xix)	Agreement dated February 3, 2004 between The Stanley Works and John F. Lundgren (incorporated by reference to Exhibit 10(xxiv) to Annual Report on Form 10-K for the year ended January 3, 2004).*

(xx)	Change in Control Agreement dated March 1, 2004 between The Stanley Works and John F. Lundgren (incorporated by reference to Exhibit C to the Agreement attached to Form 10-K for the year ended January 3, 2004 as Exhibit 10(xxiv).*

(xxi)	Summary of Material Terms of the 2004 Management Incentive Compensation Program (incorporated by reference to Exhibit 10(iii) to the Quarterly Report on Form 10-Q for the quarter ended April 3, 2004).*

(xxii)	Summary of Material Terms of the 2005 Management Incentive Compensation Program (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 25, 2005).*

(xxiii)	The Stanley Works Restricted Stock Unit Plan for Non-Employee Directors (incorporated by reference to Exhibit 10(iii) to the Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).*

(xxiv)	Form of Certificate for RSUs issued pursuant to The Stanley Works Restricted Stock Unit Plan for Non-Employee Directors (incorporated by reference to Exhibit 10(xxv) to the Annual Report on Form 10-K for the year ended January 1, 2005).*

(xxv)	Amended and Restated Credit Agreement, dated as of December 1, 2005, among The Stanley Works, the initial lenders named therein, Citibank, N.A., as Administrative Agent, Citigroup Global Markets Inc., as Lead Arranger and Book Runner, and Bank of America, N.A., BNP Paribas and UBS Securities LLC, as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 7, 2005).

(xxvi)	Stock Purchase Agreement among The Stanley Works, Fimilac, S.A. and Fimilac Investissements, S.A. dated December 6, 2005 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on December 9, 2005).

(11)	Statement re computation of per share earnings (the information required to be presented in this exhibit appears in Notes A and K to the Company's Consolidated Financial Statements set forth in this Annual Report on Form 10-K).

(12)	Statement re computation of ratio of earnings to fixed charges

(14)	Code of Ethics for CEO and Senior Financial Officers (incorporated by reference to the Company's website, www.stanleyworks.com).

(21)	Subsidiaries of Registrant

(23)	Consent of Independent Auditors

(24)	Power of Attorney

(31)	(i)(a)	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)

(i)(b)	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)

(32)	(i)	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(ii)	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	(i)	Policy on Confidential Proxy Voting and Independent Tabulation and Inspection of Elections as adopted by The Board of Directors October 23, 1991 (incorporated by reference to Exhibit (28)(i) to the Quarterly Report on Form 10-Q for the quarter ended September 28, 1991).

*	Management contract or compensation plan or arrangement