Form 10-Q
period 2006-04-01
STANLEY WORKS
filed 2006-05-05
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006.

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

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      No

81,256,580 shares of the registrant’s common stock were outstanding as of April 25, 2006

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE STANLEY WORKS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED APRIL 1, 2006 AND APRIL 2, 2005
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	2006	2005
NET SALES	$968.7	$796.3
COSTS AND EXPENSES
Cost of sales	$636.8	$509.3
Selling, general and administrative	238.8	184.4
Interest expense	16.8	8.8
Interest income	(1.2)	(1.2)
Other, net	19.3	9.5
Restructuring charges	7.3	—
	$917.8	$710.8
Earnings from continuing operations before income taxes	50.9	85.5
Income taxes	12.4	19.7
Net earnings from continuing operations	$38.5	$65.8
Earnings (loss) from discontinued operations (including loss on disposal of $1.5 million in 2006) before income taxes	(1.0)	0.9
Income taxes (benefits) on discontinued operations	(0.2)	0.1
Net earnings (loss) from discontinued operations	$(0.8)	$0.8
NET EARNINGS	$37.7	$66.6
NET EARNINGS LOSS PER SHARE OF COMMON STOCK
Basic:
Continuing operations	$0.46	$0.79
Discontinued operations	(0.01)	0.01
Total basic earnings per common share	$0.46	$0.80
Diluted:
Continuing operations	$0.45	$0.77
Discontinued operations	(0.01)	0.01
Total diluted earnings per common share	$0.45	$0.78
DIVIDENDS PER SHARE OF COMMON STOCK	$0.29	$0.28
Average shares outstanding (in thousands):
Basic	82,892	82,822
Diluted	84,804	85,156

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
APRIL 1, 2006 AND DECEMBER 31, 2005
(Unaudited, Millions of Dollars)

	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$204.9	$657.8
Accounts and notes receivable	782.4	609.6
Inventories	548.5	460.7
Other current assets	90.5	84.2
Assets held for sale	3.4	13.3
Total current assets	1,629.7	1,825.6
Property, plant and equipment	1,536.1	1,297.0
Less: accumulated depreciation	1,044.7	829.9
	491.4	467.1
Goodwill	969.0	740.9
Trademarks	296.8	119.2
Customer relationships	166.2	157.6
Other intangible assets	60.3	42.7
Other assets	184.5	192.0
Total assets	$3,797.9	$3,545.1
LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities
Short-term borrowings	$300.1	$148.1
Current maturities of long-term debt	100.6	22.1
Accounts payable	411.0	327.7
Accrued expenses	464.5	374.3
Liabilities held for sale	—	3.1
Total current liabilities	1,276.2	875.3
Long-term debt	821.3	895.3
Other liabilities	373.4	329.6
Commitments and contingencies (Note H)
Shareowners' equity
Common stock, par value $2.50 per share	237.7	237.7
Retained earnings	1,679.0	1,657.2
Accumulated other comprehensive loss	(81.6)	(91.3)
ESOP	(106.4)	(108.2)
	1,728.7	1,695.4
Less: cost of common stock in treasury	401.7	250.5
Total shareowners' equity	1,327.0	1,444.9
Total liabilities and shareowners' equity	$3,797.9	$3,545.1

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED APRIL 1, 2006 AND APRIL 2, 2005
(Unaudited, Millions of Dollars)

	2006	2005
OPERATING ACTIVITIES
Net earnings	$37.7	$66.6
Depreciation and amortization	30.3	23.4
Restructuring charges	7.3	—
Changes in other assets and liabilities	9.9	(29.4)
Cash provided by operating activities	85.2	60.6
INVESTING ACTIVITIES
Capital expenditures	(10.7)	(8.5)
Capitalized software	(3.8)	(2.0)
Proceeds (taxes paid) from sale of business	0.9	(10.6)
Business acquisitions and asset disposals	(490.6)	(59.7)
Other investing activities	(3.9)	(8.0)
Cash used in investing activities	(508.1)	(88.8)
FINANCING ACTIVITIES
Payments on long-term debt	(0.3)	(7.2)
Net short-term borrowings	146.4	104.9
Cash dividends on common stock	(23.8)	(23.2)
Purchase of common stock for treasury	(177.1)	(0.1)
Other financing activities	24.1	8.3
Cash (used in) provided by financing activities	(30.7)	82.7
Effect of exchange rate changes on cash	0.7	6.0
Change in cash and cash equivalents	(452.9)	60.5
Cash and cash equivalents, beginning of period	657.8	250.0
CASH AND CASH EQUIVALENTS, END OF PERIOD	$204.9	$310.5

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
BUSINESS SEGMENT INFORMATION
THREE MONTHS ENDED APRIL 1, 2006 AND APRIL 2, 2005
(Unaudited, Millions of Dollars)

	2006	2005
NET SALES
Consumer Products	$309.8	$257.2
Industrial Tools	451.0	349.3
Security Solutions	207.9	189.8
Total	$968.7	$796.3
OPERATING PROFIT
Consumer Products	$37.3	$41.0
Industrial Tools	28.7	36.8
Security Solutions	27.1	24.8
Total	$93.1	$102.6
Interest, net	15.6	7.6
Other, net	19.3	9.5
Restructuring charges	7.3	—
Earnings from continuing operations before income taxes	$50.9	$85.5

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 1, 2006

A.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereafter referred to as ‘‘generally accepted accounting principles’’) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. Certain prior year amounts have been reclassified to conform to the current year’s presentation. For further information, refer to the consolidated financial statements and footnotes included in The Stanley Works and Subsidiaries’ (collectively, the ‘‘Company’’) Form 10-K for the year ended December 31, 2005.

B.    Stock-Based Compensation

The Company has stock-based compensation plans for salaried employees and non-employee members of the Board of Directors. The plans provide for discretionary grants of stock options, restricted stock units, and other stock-based awards. The plans are generally administered by the Compensation and Organization Committee of the Board of Directors, consisting of non-employee directors.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), ‘‘Share-Based Payment’’, (‘‘SFAS 123R’’), utilizing the modified prospective method whereby prior periods will not be restated for comparability. SFAS 123R requires recognition of stock-based compensation expense in the statement of operations over the vesting period based on the fair value of the award at the grant date. Previously, the Company used the intrinsic value method under Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ (‘‘APB 25’’), as amended by related interpretations of the FASB. Under APB 25, no compensation cost was recognized for stock options because the quoted market price of the stock at the grant date was equal to the amount per share the employee had to pay to acquire the stock after fulfilling the vesting period. SFAS 123R supersedes APB 25 as well as Statement of Financial Accounting Standard 123 "Accounting for Stock-Based Compensation", which permitted pro forma footnote disclosures to report the difference between the fair value method and the intrinsic value method. The Company recognized expense for restricted share grants under the previous guidance, so the impact from adopting SFAS 123R pertains to the requirement to expense stock options (including employee stock purchase plan options). In the three months ending April 1, 2006, the Company expensed $2.6 million (pre-tax) for stock options, principally classified in selling, general and administrative expense, in the statement of operations; the after tax impact of $1.7 million reduced diluted earnings per share by two cents, representing the impact of adopting SFAS 123R.

The following table provides the pro forma effect on net earnings as if the fair-value-based measurement method had been applied to all stock-based compensation for the three months ended April 2, 2005:

(Millions of Dollars)	2005
Net earnings, as reported	$66.6
Add: Stock-based compensation expense included in reported income, net of related tax effects	1.4
Less: Stock-based compensation expense determined under fair value method, net of related tax effects	2.3
Pro forma net earnings, fair value method	$65.7
Earnings per share:
Basic, as reported	$0.80
Basic, pro forma	$0.79
Diluted, as reported	$0.78
Diluted, pro forma	$0.77

Common stock shares reserved for issuance under various employee and director stock plans at April 1, 2006 are as follows:

2006
Employee stock purchase plan	3,396,985
Stock-based compensation plans	6,154,092
Total	9,551,077

For share-based grants made in 2005 and earlier years the Company used the ‘‘accelerated method’’ of expense attribution under Financial Accounting Standards Board Interpretation No. 28 (‘‘FIN 28’’). Effective January 1, 2006 with the adoption of SFAS 123R, the Company has elected to change its policy to straight-line expense attribution for all grants made in 2006 and subsequent periods.

Stock Options

Stock options are granted at the market price of the Company’s stock on the date of grant and have a 10 year term. Generally, stock option grants vest ratably between one and four years from the date of grant. The expense for retiree eligible employees (those aged 55 and over and with 10 or more years of service) is recognized by the date they became retirement eligible, as such employees may retain their options for the 10 year contractual term in the event they retire prior to the end of the vesting period stipulated in the grant.

The following describes how certain assumptions affecting the estimated fair value of options are determined. The dividend yield is computed as the annualized dividend rate at the date of grant divided by the strike price of the equity instrument; expected volatility is based on an average of the market implied volatility and historical volatility for the 5 year expected life; the risk-free interest rate is based on U.S. Treasury securities with maturities equal to the expected life of the option; and a five percent forfeiture rate is assumed. The Company uses historical data in order to estimate exercise, termination and holding period behavior for valuation purposes.

A summary of option activity as of April 1, 2006, and changes during the period then ended is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2005	9,559,604	$34.06
Granted	20,000	47.65
Exercised	(744,402)	31.62
Forfeited	(4,875)	35.27
Outstanding at April 1, 2006	8,830,327	$34.27	5.77	$144,707,978
Exercisable at April 1, 2006	5,701,370	$31.47	4.60	$109,424,928

The weighted average vesting period used for 2006 and 2005 grants is 2.5 years. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used to value the grants for the three month periods ended April 1, 2006 and April 2, 2005 were: 2.4% dividend yield; 27% volatility; 4.4% risk free interest rate; and 5 year expected life. During the three month periods ended April 1, 2006 and April 2, 2005, the weighted average fair value of stock options granted was $11.55 and $11.43, respectively.

At April 1, 2006, the Company had $11.9 million of unrecognized pre-tax compensation expense for stock options. This expense will be recognized over the remaining vesting periods which comprises 1.1 years on a weighted average basis.

For the three month period ended April 1, 2006, the Company received $23.5 million in cash from the exercise of stock options. The related tax benefit to be realized from the exercise of these options is $5.2 million. During the three month periods ended April 1, 2006 and April 2, 2005, the total intrinsic value of options exercised was $14.3 million and $5.3 million, respectively. When options are exercised, the related shares are issued from treasury stock.

Employee Stock Purchase Plan:    The Employee Stock Purchase Plan ("ESPP") enables substantially all employees in the United States, Canada and Belgium to subscribe at any time to purchase shares of common stock on a monthly basis at the lower of 85% of the fair market value of the shares on the grant date ($40.37 per share for year 2006 purchases and $35.21 for year 2005 purchases) or 85% of the fair market value of the shares on the last business day of each month. A maximum of 6,000,000 shares are authorized for subscription. During the three month periods ended April 1, 2006 and April 2, 2005, shares totaling 15,345 and 32,953, respectively, were issued under the plan at average prices of $36.26 and $29.28 per share, respectively; and the intrinsic value of the ESPP purchases was $0.2 million and $0.6 million, respectively. For the three month period ended April 1, 2006, the Company received $0.6 million in cash from ESPP purchases, and there is no related tax benefit. The fair value of ESPP shares was estimated using the Black Scholes option pricing model. The weighted average fair value of purchase rights exercised under the plan, and the associated valuation assumptions, for the three month periods ended April 1, 2006 and April 2, 2005 follows:

	2006		2005
Fair value per share	$10.94		$10.93
Dividend yield	2.3%		2.4%
Expected volatility	23.0%		20.0%
Risk-free interest rate	4.2%		2.6%
Expected life	0.5	yr	0.4	yr

Restricted Share Units

Compensation cost for restricted share units (‘‘RSU’s’’) granted to employees is recognized ratably over the vesting term, which varies but is generally 1 to 4 years. Non-employee members of the Board of Directors receive payment for their service on the Board in the form of RSU’s which are expensed immediately. For the three month periods ended April 1, 2006 and April 2, 2005, RSU grants totaled 13,000 shares and 10,000 shares, respectively; the weighted-average grant date fair value of RSU’s was $48.32 and $44.34 per share, respectively; total compensation expense recognized for RSU’s amounted to $1.1 million and $0.6 million, respectively; and the related tax benefit recorded was $0.3 million and $0.2 million, respectively. As of April 1, 2006, unrecognized compensation expense for RSU’s amounted to $5.4 million and this cost will be recognized over a weighted-average period of 1.2 years.

A summary of non-vested restricted stock unit activity as of April 1, 2006, and changes during the three month period then ended is as follows:

	Options	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2005	238,850	$42.32
Granted	13,000	48.32
Vested	(49,750)	37.61
Non-vested at April 1, 2006	202,100	$43.87

The total fair value of shares vested during the three month period ended April 1, 2006 was $2.5 million. An immaterial amount vested for the three month period ended April 2, 2005.

Additionally, non-employee members of the Board of Directors received restricted share-based grants which must be cash settled and accordingly mark-to-market accounting is applied. The expense recognized for such grants was $0.1 million and an immaterial amount for the three month periods ended April 1, 2006 and April 2, 2005, respectively.

Finally, the Company has made performance-based restricted share grants under its long-term stock incentive plan (‘‘LTSIP’’) to senior management employees. The shares will be issued only if future performance targets for earnings per share and return on capital employed are achieved. The Company has accrued for the expected issuance of shares based on estimates of future performance in relation to the targets. For the three month periods ended April 1, 2006 and April 2, 2005, expense recognized for the LTSIP plans amounted to $1.0 million and $1.5 million, respectively; and the related tax benefit recorded was $0.3 million and $0.5 million, respectively.

C.    Earnings Per Share

The following table reconciles the weighted average shares outstanding used to calculate basic and diluted earnings per share for the three months ended April 1, 2006 and April 2, 2005:

	2006	2005
Numerator (in millions):
Net earnings – basic and diluted	$37.7	$66.6
Denominator (in thousands):
Basic earnings per share – weighted average shares	82,892	82,822
Dilutive effect of stock options and awards	1,912	2,334
Diluted earnings per share – weighted average shares	84,804	85,156
Earnings per share of common stock:
Basic	$0.46	$0.80
Diluted	$0.45	$0.78

The Company repurchased 3.5 million shares of its common stock for $176 million during the first quarter of 2006.

D.    Comprehensive Income

Comprehensive income for the three months ended April 1, 2006 and April 2, 2005 is as follows (in millions):

	2006	2005
Net earnings	$37.7	$66.6
Other comprehensive gain (loss), net of tax	9.7	(11.4)
Comprehensive income	$47.4	$55.2

Other comprehensive gain (loss) is primarily the impact of foreign currency translation.

E.    Inventories

The components of inventories at April 1, 2006 and December 31, 2005 are as follows (in millions):

	2006	2005
Finished products	$400.4	$348.9
Work in process	56.3	38.8
Raw materials	91.8	73.0
Total inventories	$548.5	$460.7

F.    Acquisitions, Goodwill and Other Intangible Assets

2006 Acquisitions

On January 1, 2006, the Company completed the acquisition of Facom S.A. (‘‘Facom’’) for 417 million euros ($483.6 million) which was financed with a combination of cash on hand and debt issuance. Facom, based in France, is a leading European manufacturer of hand and mechanics tools with annual revenues approximating $445 million. Facom designs, manufactures and markets the majority of its tool product range to professional automotive and industrial end users with its well-known industrial tool brands: Facom®, Virax® and USAG®. Facom operates primarily within the premium industrial and automotive tools sector in Europe, while the Company’s pre-existing European customer base is focused mainly on the construction and D-I-Y (‘‘do-it-yourself’’) channels. The Company also made two small acquistions relating to its automatic door and fastening systems businessess for a combined purchase price of $9.5 million.

The acquisitions were accounted for as purchases in accordance with SFAS 141, ‘‘Business Combinations’’ and their results are included in the Company’s consolidated operating results from the respective acquisition dates. The total purchase price of $493.1 million (inclusive of a $1.5 million hold back note payable) for the 2006 acquisitions reflects transaction costs and is net of cash acquired. Amounts allocated to the assets acquired and liabilities assumed are based on estimates of fair value.

The purchase price allocation for the 2006 acquisitions are not complete with respect to finalization of intangible asset and fixed asset valuations, integration accruals, employee benefit valuations and other minor items. As of April 1, 2006, the preliminary allocation of the purchase price for the 2006 acquisitions was to the following major opening balance sheet categories (in millions):

(In Millions)	4/1/2006
Current assets (primarily accounts receivable and inventories)	$281.4
Property, plant and equipment	45.2
Goodwill	204.3
Trade names	175.4
Customer relationships	11.4
Patents and technology	18.2
Other intangible assets	1.6
Other long-term assets	1.4
Total assets	$738.9
Current liabilities	$170.8
Deferred tax liabilities	23.5
Other liabilities (primarily employee benefits)	53.0
Total liabilities	$247.3

The weighted average useful lives assigned to the amortizable assets identified above are trade names – 7 years; customer relationships – 15 years; patents and technology – 15 years; and other intangible assets – 10 years. The amount allocated to the trade names includes $171.6 million associated with the Facom acquisition (Facom, Virax, and USAG) which have been determined to have indefinite lives.

2005 Acquisitions

As described in further detail in Note F Acquisitions of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, the Company completed 8 acquisitions during 2005 for an aggregate purchase price of $288.8 million. The acquisitions were made pursuant to the Company’s profitable growth strategy which includes expanding the security and branded tools/hardware growth platforms.

On November 30, 2005, the Company completed the acquisition of National Manufacturing Co. (‘‘National’’) for $173.9 million. National is a leading North American manufacturer and supplier of builders’ hardware that markets the majority of its product range through the two-step cooperative channel to the builder trade and serves over 25,000 outlets with manufacturing operations in the U.S., Canada and Mexico. National is included in the Company’s Consumer Products segment.

Five of the remaining completed acquisitions related to the Security Solutions segment for an aggregated purchase price of $104.5 million and two with a combined purchase price of $10.4 million related to the Industrial Tools segment. The acquisitions were accounted for as purchases in accordance with SFAS 141, ‘‘Business Combinations’’ and their results are included in the Company’s consolidated operating results from the respective acquisition dates. The total purchase price for the acquisitions noted above (inclusive of a $6.9 million hold back note payable) reflects transaction costs and is net of cash acquired, and was allocated to the assets acquired and liabilities assumed based on their estimated fair values.

As of April 1, 2006, the allocation of the purchase price for the 2005 acquisitions was to the following major opening balance sheet categories (in millions):

	12/31/2005	Adjustments	4/1/2006
Current assets (primarily accounts receivable and inventories)	$126.2	$(4.1)	$122.1
Property, plant and equipment	69.7	(18.1)	51.6
Goodwill	117.2	24.0	141.2
Trade names	31.1	(0.5)	30.6
Customer relationships	37.0	3.0	40.0
Patents and technology	3.3	—	3.3
Other intangible assets	1.7	—	1.7
Other long-term assets	3.6	—	3.6
Total assets	$389.8	$4.3	$394.1
Current liabilities	$58.8	$5.9	$64.7
Deferred tax liabilities	16.6	(2.2)	14.4
Other liabilities (primarily employee benefits)	32.8	0.3	33.1
Total liabilities	$108.2	$4.0	$112.2

The primary adjustments made in the first quarter of 2006 relate to the finalization of external intangible and fixed asset valuations and related deferred taxes associated with the National acquisition. Adjustments to reflect the fair value of the assets acquired and liabilities assumed are complete for the Security Group, EVS, Rolatape, Precision and Sielox acquisitions. However, the purchase price allocations for the ABZ, Pinnacle and National acquisitions are preliminary, mainly with respect to finalization of execution of acquisition date integration plans and other minor items.

The weighted average useful lives assigned to the amortizable assets identified above are trade names – 8 years; customer relationships – 9 years; patents and technology – 8 years; and other intangible assets – 2 years. The amount allocated to trade names includes $17.9 million, $9.2 million and $0.9 million associated with the National, Security Group and Rolatape acquisitions, respectively, which have been determined to have indefinite lives.

The Company has identified integration strategies for the National acquisition and recorded approximately $4.2 million relating to the severance of 95 employees to the initial purchase price allocation of which $3.1 million has been utilized as of April 1, 2006. Such accrual is based on the execution of the initial phase of acquisition date identified integration plans that will continue to be executed throughout 2006.

In connection with its second quarter 2005 acquisition of Precision, the Company recorded an additional $1.9 million restructuring accrual to the initial purchase price allocation during the first quarter of 2006 based on the closing of its 60,000 square foot manufacturing plant and additional severance of 70 employees. The total restructuring accrual recorded to the initial purchase price allocation since acquisition amounts to $2.8 million for the severance of 72 employees, $0.3 million for plant shut down costs and $0.3 million of relocation costs of which $1.9 million of accrual remains as of April 1, 2006. The Company will record an additional severance accrual of approximately $1.5 million to the purchase price allocation during the second quarter of 2006 upon the final integration communication to additional employees which will complete the Company’s acquisition date identified integration plan.

In connection with its acquisition of Security Group, the Company recorded $0.4 million of restructuring reserves in the purchase price allocation comprised of $0.2 million of severance and $0.2 million of lease exit costs. Of this amount, $0.2 million has been utilized to date with $0.2 million of accrual remaining as of April 1, 2006.

Pre-Acquisition Pro Forma Earnings

Net sales, net earnings and diluted earnings per share would have been the pro forma amounts below if the 2006 and 2005 acquired companies had been included in the Consolidated Statements of Operations for the entire first quarters of 2006 and 2005. Non-recurring expenses of the acquired companies primarily relating to interest expense, income tax and corporate functions have been eliminated, while the effects of the Company’s effective tax rate, inventory step-up amortization and increased intangible asset amortization expense have been included in the results below (in millions, except per share amounts):

	Q1 2006	Q1 2005
Net sales	$970.2	$988.8
Net earnings	$53.0	$60.9
Diluted earnings per share	$0.62	$0.72

Operating results for the acquisitions during these pre-acquisition periods are not necessarily indicative of future operating results.

Goodwill

Changes in the carrying amount of goodwill by segment are as follows (in millions):

	Consumer Products	Industrial Tools	Security Solutions	Total
Balance as of December 31, 2005	$159.3	$138.2	$443.4	$740.9
Goodwill acquired during the year	—	199.7	4.6	204.3
Purchase accounting adjustments	22.2	—	1.8	24.0
Foreign currency translation / other	(1.3)	0.4	0.7	(0.2)
Balance as of April 1, 2006	$180.2	$338.3	$450.5	$969.0

G.    Restructuring and Asset Impairments

At April 1, 2006, the restructuring and asset impairment reserve balance was $12.7 million, which the Company expects to be fully expended by the end of 2006. A summary of the Company’s restructuring reserve activity from December 31, 2005 to April 1, 2006 is as follows (in millions):

(Millions of Dollars)	12/31/05	Additions	Usage	4/1/06
Acquisitions
Severance	$2.2	$6.8	$(4.0)	$5.0
Facility Closure	—	0.3	—	0.3
Other	0.1	2.3	—	2.4
Q1 2006 Action
Severance	—	6.9	(4.0)	2.9
Pre-2006 Actions
Severance	2.4	0.3	(0.9)	1.8
Facility Closure	—	0.1	—	0.1
Other	0.2	—	—	0.2
	$4.9	$16.7	$(8.9)	$12.7

2006 Action:    During the first quarter of 2006, the Company initiated a cost reduction initiative relating primarily to the severance of 367 employees across multiple businesses in order to maintain its cost competitiveness and vitality. The total charge amounted to $6.9 million of which $4.0 million has been utilized to date with $2.9 million of accrual remaining as of April 1, 2006.

The following table summarizes expected, incurred and remaining costs for the first quarter 2006 restructuring by type:

(Millions of Dollars)	Severance	Facility	Other	Total
Expected costs	$8.3	$—	$—	$8.3
Costs incurred – quarter ended April 1, 2006	6.9	—	—	6.9
Remaining costs at April 1, 2006	$1.4	$—	$—	$1.4

The following table summarizes expected, incurred and remaining costs for the first quarter 2006 restructuring by segment:

(Millions of Dollars)	Consumer	Industrial	Security	Total
Expected costs	$2.4	$2.5	$3.4	$8.3
Costs incurred – quarter ended April 1, 2006	2.1	1.9	2.9	6.9
Remaining costs at April 1, 2006	$0.3	$0.6	$0.5	$1.4

Pre-2006 Actions:    During 2005, the Company initiated a $5.0 million cost reduction in various businesses, of which $4.6 million was recorded in 2005 and $0.4 million was recorded in the first quarter of 2006. The action was comprised of the severance of approximately 170 employees and the exit of a leased facility. Of this amount, $4.2 million has been utilized to date with $0.8 million of accrual remaining as of April 1, 2006. Approximately $3.5 million of such charge was related to the Security Solutions segment; $1.0 million to the Industrial Tools segment; and $0.5 million to the Consumer Products segment. In addition, as of April 1, 2006, $1.3 million of reserves remain relating to the Company’s Operation 15 initiative.

Acquisition Related:    In connection with its acquisition of National, the Company recorded $4.2 million relating to severance costs to the initial purchase price allocation, of which $3.1 million has been utilized to date, with $1.1 million accrual remaining as of April 1, 2006. In connection with its acquisition of Precision, the Company recorded $3.4 million of restructuring reserves in the purchase price allocation comprised of $2.8 million of severance, $0.3 million for plant shut down costs and $0.3 million of relocation costs, of which $1.5 million has been utilized to date with $1.9 million of accrual remaining as of April 1, 2006. In connection with its acquisitions of ISR and Security Group, the Company recorded $1.4 million of restructuring reserves in the purchase price allocation comprised of $1.1 million of severance and $0.3 million of lease exit costs. Of this amount, $1.0 million has been utilized to date with $0.4 million of accrual remaining as of April 1, 2006. In connection with the Facom acquisition, the Company assumed previously initiated restructuring actions of which $4.3 million of accrual remains as of April 1, 2006.

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

The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of April 1, 2006 and December 31, 2005, the Company had reserves of $23.8 million and $21.3 million, respectively, primarily for remediation activities associated with company-owned properties as well as for Superfund sites. The year to date change in such reserves relates to the impact of acquired companies.

I.    Guarantees

The Company’s financial guarantees at April 1, 2006 are as follows (in millions):

	Term	Maximum Potential Payment	Liability Carrying Amount
Guarantees on the residual values of leased properties	Up to 6 years	$65.9	$—
Standby letters of credit	Generally 1 year	25.1	3.7
Guarantee on the external Employee Stock Ownership Plan (‘‘ESOP’’) borrowings	Through 2009	5.2	5.2
Commercial customer financing arrangements	Up to 5 years	1.0	—
Guarantee on active facility lease	Through 2012	0.8	—
Government guarantees on employees	Up to 3 years from date of hire	0.1	—
		$98.1	$8.9

The Company has numerous assets, predominantly vehicles and equipment, under a one-year term renewable U.S. master personal property lease and is also a party to synthetic leasing programs for two of its major distribution centers. The residual value related to the synthetic lease and U.S. master personal property lease programs is guaranteed by the Company. The lease guarantees aggregate $65.9 million while the fair value of the underlying assets is estimated at $77.6 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these lease guarantees. The Company has issued $25.1 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs. Shares of the Company’s common stock held by the ESOP were purchased with the proceeds from external borrowings arranged in the 1980’s and borrowings from the Company in 1991. The external ESOP borrowings are guaranteed by the Company and are included in long-term debt. Shareowners’ equity reflects a reduction associated with the internal and external borrowings.

The Company has sold various businesses and properties over many years and provided standard indemnification to the purchasers with respect to any unknown liabilities, such as environmental, which may arise in the future that are attributable to the time of the Company’s ownership. There are no material identified exposures associated with these general indemnifications.

The Company provides product and service warranties which vary across its businesses. The types of warranties offered generally range from one year to limited lifetime, while certain products carry no warranty. Further, the Company incurs discretionary costs to service its products in connection with product performance issues. Historical warranty and service claim experience forms the basis for warranty obligations recognized. Adjustments are recorded to the warranty liability as new information becomes available. The changes in the carrying amount of product and service warranties for the three months ended April 1, 2006 are as follows (in millions):

Balance December 31, 2005	$15.7
Warranties and guarantees issued	5.8
Warranty payments	(5.4)
Acquisitions and other	5.8
Balance April 1, 2006	$21.9

J.    Net Periodic Benefit Cost – Defined Benefit Plans

Following are the components of net periodic benefit cost for the three months ended April 1, 2006 and April 2, 2005 (in millions):

	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2006	2005	2006	2005	2006	2005
Service cost	$1.1	$0.6	$1.9	$1.7	$0.2	$0.2
Interest cost	2.1	0.7	3.1	3.1	0.4	0.3
Expected return on plan assets	(2.0)	(0.2)	(3.9)	(4.3)	—	—
Amortization of prior service cost / credit	0.3	0.4	0.1	0.2	—	—
Amortization of net loss	0.3	0.1	1.4	1.2	—	—
Settlement / curtailment loss	—	—	4.1	0.5	—	—
Net periodic benefit cost	$1.8	$1.6	$6.7	$2.4	$0.6	$0.5

K.    Income Taxes

The Company's effective income tax rate from continuing operations was 24.4% in the first quarter this year compared to 23.0% in the prior year’s quarter. The low effective tax rate in the current quarter is primarily driven by increased earnings in foreign locations with lower tax rates as well as favorable settlement of certain income tax audits. In particular, the inclusion of the European-based Facom acquisition lowered the first quarter 2006 effective tax rate. The effective tax rate for the Company aside from the Facom and National acquisitions was 29.2%. The low overall effective tax rate in the prior year's quarter was primarily driven by the recording of a $5.8 million tax benefit pertaining to the identification and execution of foreign tax planning strategies enabling the reduction of a previously provided valuation allowance on future utilization of certain prior year European net operating losses.

L.    Discontinued Operations

On March 3, 2006, the Company completed the sale of its U.K. decorator tools business to Robert J. Hall Limited for $1.9 million, which resulted in the recognition of a $1.1 million after tax loss ($1.5 million on a pre-tax basis). The divesture of this business was made pursuant to the Company’s growth strategy which entails a reduction of risk associated with certain large customer concentrations and a redeployment of capital to higher growth, more profitable activities. As of April 1, 2006, the Company’s U.K. appliance hinge business is still classified as held-for-sale. The Company expects to complete this small divestiture by the end of fiscal 2006.

In accordance with the provisions of SFAS No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets’’, the results of operations of the U.K. decorator tool and appliance hinge businesses for the current and prior periods have been reported as discontinued operations. Operating results of these businesses, which were formerly included in the Consumer Products and Security Solutions segments, respectively, for the three month periods ended April 1, 2006 and April 2, 2005 were as follows (in millions):

	2006	2005
Net sales	$7.0	$9.9
Pre-tax earnings from discontinued operations before income taxes	$0.5	$1.0
Income taxes on discontinued operations	0.2	0.1
Net earnings from discontinued operations	$0.3	$0.9
Diluted earnings per share	$—	$0.01

M.    Geographic Areas

The geographic location of the Company’s long-lived assets at April 1, 2006 and December 31, 2005 is as follows (in millions):

	2006	2005
United States	$1,004.6	$1,010.4
Other Americas	166.0	168.5
United Kingdom	245.8	258.9
France	374.7	14.4
Asia	73.8	73.9
Other	294.6	182.5
Consolidated	$2,159.5	$1,708.6

Net sales by geographic region were as follows for the three month period ended April 1, 2006 compared to the corresponding prior year’s period (in millions):

	2006	% of Total	2005	% of Total
United States	$578.4	59.7%	$543.4	68.2%
Other Americas	85.1	8.8%	62.5	7.8%
Europe	264.1	27.3%	153.3	19.3%
Asia	41.1	4.2%	37.1	4.7%
	$968.7	100.0%	$796.3	100.0%

Total assets by segment as of April 1, 2006 and December 31, 2005 are as follows (in millions):

	2006	2005
Consumer Products	$896.7	$892.9
Industrial Tools	1,615.7	914.5
Security Solutions	1,052.5	1,041.5
	$3,564.9	$2,848.9
Discontinued operations	2.8	11.0
Corporate assets	230.2	685.2
Consolidated	$3,797.9	$3,545.1

N.    New Accounting Standards

The Company adopted Financial Accounting Standards Board Statement No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’), which requires all share-based payments, including grants of employee stock options, to be recognized as an expense in the Consolidated Statement of Operations based on their fair values as they are earned by the employees under the vesting terms. In conjunction with the adoption of SFAS 123R the Company recognized $2.6 million of pre-tax stock option compensation expense in the first quarter of 2006 which negatively impacted fully diluted earnings per share by 2 cents compared to the corresponding 2005 period.  Please refer to Note B Stock-Based Compensation for further discussion of the Company’s adoption of SFAS 123R.

In March 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards No. 156, ‘‘Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140’’ (‘‘SFAS 156’’). The provisions of SFAS 156 are effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The Company is currently assessing the impact that the adoption of SFAS 156 will have on its results of operations and financial position.

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

OVERVIEW

The Company is a worldwide producer of tools for professional, industrial and consumer use and security products for commercial use. Its operations are classified into three business segments: Consumer Products, Industrial Tools and Security Solutions. The Consumer Products segment manufactures and markets hand tools, consumer mechanics tools, storage units and hardware. These products are sold primarily to professional end users and distributed through retailers (including home centers, mass merchants, hardware stores, and retail lumber yards). The Industrial Tools segment manufactures and markets professional mechanics and hand tools, pneumatic tools and fasteners, storage systems, hydraulic tools and accessories, assembly tools and systems, and electronic leveling and measuring tools. These products are sold to customers and distributed primarily through third party distributors as well as through direct sales forces. The Security Solutions segment is a provider of access and security solutions primarily for retailers, educational and healthcare institutions, government, financial institutions, and commercial and industrial customers. The Company provides an extensive suite of mechanical and electronic security products and systems, and a variety of security services including security integration systems, software, related installation and maintenance services, automatic doors, door closers, exit devices and locking mechanisms.

For several years, the Company has focused on a profitable growth strategy and the associated alteration of its portfolio of businesses. This strategy encompasses acquisitions, divestitures and the reduction of risk associated with certain large retail customer concentrations. Additionally, the strategy reflects management’s vision to build a growth platform in security while expanding the valuable branded tools and hardware platforms. Execution of this strategy has improved the profitability of operations and is intended to engender continuing improvement over the long-term. Refer to the ‘‘Business Overview’’ section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for additional strategic discussion. Events associated with execution of the profitable growth strategy, and other items impacting the Company’s financial performance in the first quarter of 2006 follow:

•	In January 2006, the Company completed the acquisition of Facom S.A. (‘‘Facom’’) for 417 million euros ($484 million). Facom, based in France, is a leading European manufacturer of hand and mechanics tools with annual revenues approximating $445 million. Facom designs, manufactures and markets the majority of its tool product offerings to professional automotive and industrial end users with its well-known industrial tool brands: Facom®, Virax® and USAG®. Facom operates primarily within the premium industrial and automotive tools sector in Europe, while the Company’s pre-existing European customer base is focused mainly on the construction and D-I-Y (‘‘do-it-yourself’’) channels. As a result, the two businesses will complement each other and benefit from joint efforts in areas such as product sourcing and procurement.

•	The Company continues to focus on the integration of the recent Facom and National Manufacturing Co. (‘‘National’’) acquisitions with dedicated integration teams. The initial phase of cost reduction actions for National commenced during the quarter and will continue through 2006. Facom is profitable and has experienced a long history of success in professional markets in Europe, especially in France and Italy. Nonetheless, many of its products are subject to competitive forces that will likely require a significant reformation of its cost structure and that of existing Stanley Europe. Management is committed to performing such a reformation in order to ensure the long-term competitiveness and preservation of the Facom and Stanley tool franchises in Europe.

•	The Company also completed two small acquisitions in its Security and Tools growth platforms for a combined purchase price of $10 million. In January 2006, Automatic Entrances of Colorado, Inc. (‘‘Automatic Entrances’’) was acquired. This is a distributor that sells, installs and services automatic doors and gates in several western states in the U.S. that will be easily integrated into the branch structure of the access technologies business. In February 2006, the Company completed the acquisition of Allan Brothers (Pty) Ltd. and affiliated companies (‘‘Allan Brothers’’), a South African producer of various nail and staple products that will complement the Company’s existing fastening systems business.

•	The Company repurchased 3.5 million shares of its common stock for $176 million during the first quarter of 2006 which provided a 1 cent per diluted share favorable earnings impact. An additional $24 million of share repurchase is planned to be completed during the second quarter of 2006.

•	In order to enhance its cost competitiveness and vitality, the Company initiated a restructuring action in January of 2006. The action consisted of the severance of approximately 370 employees across multiple businesses and resulted in a pre-tax $13 million charge in the first quarter classified as follows: $7.3 million – Restructuring charges; $4.1 million – Other, net; and $1.3 million – Selling, general and administrative.

•	The Company adopted Financial Accounting Standards Board Statement No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’), which requires all share-based payments, including grants of employee stock options, to be recognized as an expense in the Consolidated Statement of Operations based on their fair values as they are earned by the employees under the vesting terms. Consequently, $3 million of pre-tax stock option compensation expense was recognized in the first quarter of 2006 which negatively impacted diluted earnings per share by 2 cents compared to the corresponding 2005 period in which the Company previously accounted for such arrangements under the intrinsic value method.

RESULTS OF OPERATIONS

The Company has provided a summary of its consolidated operating results below, followed by an overview of its business segment performance.

Net Sales:    Net sales from continuing operations were $969 million in the first quarter of 2006 as compared to $796 million in the first quarter of 2005, representing an increase of $173 million or 22%. Acquisitions contributed $179 million or 22% of net sales, while organic sales were flat due to a 1% unfavorable currency impact in Europe and Asia, offsetting a 1% combined price and volume increase. Strength in certain businesses, particularly consumer hand tools and access technologies, was offset by a sales volume decline in the fastening systems business.

Gross Profit:    Gross profit from continuing operations was $332 million, or 34.3% of net sales, in the first quarter of 2006, compared to $287 million, or 36.0% of net sales, in the prior year. The first quarter of 2006 reflects $19 million of non-cash expense arising from the purchase accounting adjustment of acquired inventory to fair market value (‘‘inventory step-up amortization’’). The 2006 gross profit as a percentage of net sales excluding the inventory step-up amortization is 36.2%. There will be an additional $3 million of inventory step-up amortization for the Facom acquisition in the second quarter of 2006 as the last of the acquisition date inventory turns over, after which this cost will not recur. Core gross profit, which excludes the impact from acquisitions (‘‘Core’’), amounted to $276 million, or 34.9% of sales, as the acquired businesses increased gross profit by $56 million. The 110 basis point decline in core gross profit rate over the prior year quarter is mainly attributable to decreased sales volume, related cost absorption issues and unfavorable product mix in the fastening business. Freight and commodity cost inflation was $1 million for the first quarter of 2006, which was substantially recovered through pricing actions. The Company anticipates the full year 2006 commodity and freight cost inflation impact will be approximately $20 - $25 million. Consistent with the previous two years, the Company continues to focus on pricing to customers associated with recovery of cost inflation in addition to broader pricing management actions. It is expected these pricing actions and other cost reduction efforts will largely offset the adverse impact from inflation in 2006.

SG&A expenses:    Selling, general and administrative expenses (‘‘SG&A’’) from continuing operations were $239 million, or 24.7% of net sales, in the first quarter of 2006, compared to $184 million, or

23.2% of net sales, in the prior year. The increase was primarily attributable to $51 million for acquired businesses, additional stock compensation expense associated with implementation of a new accounting standard, and restructuring-related consulting costs. Aside from these items, SG&A as a percentage of sales was flat compared with the prior year.

Interest and Other-net:    Net interest expense from continuing operations in the first quarter of 2006 was $16 million compared to $8 million in the first quarter of 2005. Net interest doubled due to the Company’s issuance in November 2005 of $450 million in junior subordinated debt securities, as well as increased commercial paper borrowings used to fund the share repurchase program and higher applicable short-term interest rates in 2006.

Other-net expenses from continuing operations increased to $19 million in the first quarter of 2006 compared to $10 million in the first quarter of 2005 primarily due to a $4 million pension plan curtailment charge in the U.K. related to the first quarter 2006 restructuring action, $3 million of increased amortization expense associated with recent acquisitions, and $1 million of unfavorable foreign currency impact.

Income Taxes:    The Company's effective income tax rate from continuing operations was 24.4% in the first quarter this year compared to 23.0% in the prior year’s quarter. The low effective tax rate in the current quarter is primarily driven by increased earnings in foreign locations with lower tax rates as well as favorable settlement of certain income tax audits. In particular, the inclusion of the European-based Facom acquisition lowered the first quarter 2006 effective tax rate. The effective tax rate for the Company aside from the Facom and National acquisitions was 29.2%. The low overall effective tax rate in the prior year's quarter was primarily driven by the recording of a $5.8 million tax benefit pertaining to the identification and execution of foreign tax planning strategies enabling the reduction of a previously provided valuation allowance on future utilization of certain prior year European net operating losses.

Discontinued Operations:    Net loss from discontinued operations in the first three months of 2006 amounted to $1 million compared to $1 million of net earnings from discontinued operations for the corresponding 2005 period. This reflects the loss from the sale of the U.K. decorator tools business in March 2006.

Business Segment Results

The Company’s reportable segments are an aggregation of businesses that have similar products and services, among other factors. The Company utilizes operating profit, which is defined as net sales minus cost of sales and SG&A, and operating profit as a percentage of net sales to assess the profitability of each segment. Segment operating profit excludes interest income, interest expense, other-net, restructuring, and income tax expense. The Company's operations are classified into three business segments: Consumer Products, Industrial Tools, and Security Solutions.

Consumer Products:    Consumer Products sales of $310 million in the first quarter of 2006 represented a 20% increase from $257 million in the first quarter of 2005 driven primarily by the National and Facom acquisitions, which increased sales by $52 million or 20%. Core sales volume and pricing increased 2% and 1%, respectively, and were offset by unfavorable foreign currency impact of 3%. The consumer hand tools business achieved strong volume based on the continued success of the 2005 summer new product roll-out and the return of normal order patterns from large North American home center and mass merchant customers in February 2006. The Company continued to focus on new product development and commercialization, as the FatMax®Xtreme™ product line commenced shipping at the end of March 2006 representing the largest new hand tools product introduction in the Company’s history. Operating profit was $37 million, or 12.0% of net sales, for the first quarter of 2006, compared to $41 million, or 15.9% of net sales, in 2005. Of the 3.9% decline in the operating profit rate, 280 basis points is due to $9 million of non-cash inventory step-up amortization associated with purchase accounting for the National acquisition and will not recur. The remaining 1.1% rate decline in operating margin is mainly from the newly acquired National business with operating margins currently below the existing Consumer Products’ average. The Company believes margins in this business will improve as the integration progresses during 2006. Retail sell through of the

Company’s products to end user customers was strong at the end of the quarter. Also, brand support is expected to increase in the second quarter of 2006 in conjunction with the roll-out of the FatMax®Xtreme™ product line.

Industrial Tools:    Industrial Tools sales of $451 million in the first quarter of 2006 increased 29% from $349 million in the first quarter of 2005, including $114 million from Facom and other small acquisitions. Core sales volume declined by 3%; pricing was flat and unfavorable currency reduced sales by 1%. The volume decline was principally driven by the weak performance of the fastening systems business, partially offset by sales increases in the industrial mechanics tools and storage businesses. The fastening systems business’ decline in volume resulted from its first quarter 2005 sales volume benefiting from the initial shipment of a new galvanized nail product offering, as well as continued intense competition from low cost generic products. The operating profit for the Industrial Tools segment as a whole was $29 million, or 6.4% of net sales, for the first quarter of 2006, compared to $37 million, or 10.5% of net sales, for the first quarter of 2005. Acquisitions contributed $8 million of operating profit in the quarter. Of the 4.1% decline in the operating profit rate, 220 basis points is due to $10 million of non-cash inventory step-up amortization associated with purchase accounting mainly for the Facom acquisition. There will be an additional $3 million of inventory step-up amortization in the second quarter of 2006 as the last of the acquisition date inventory turns over, after which this cost will not recur. The fastening systems business drove the remaining decline in operating margin due to the lower sales volumes and related cost absorption issues, pricing pressure and an unfavorable sales mix of combination kits versus nails. Management is evaluating several potential cost reduction plans to improve the performance of this business. Additionally, the opening of a new manufacturing facility in China during the first quarter of 2006 will also aid the fastening systems business’ cost transformation. The decline in fastening system’s operating margin was partially offset by first quarter operating results of the recent acquisitions.

Security Solutions:    Security Solutions sales increased 9.5% to $208 million in the first quarter of 2006 from $190 million in the first quarter of 2005. Excluding the impact of acquisitions, Security Solutions’ volume increased 3%, pricing was flat and there was unfavorable foreign currency impact of 1%. The increase in volume was driven by the access technologies (automatic doors) business along with the Blick UK integration business, partially offset by a decline in the mechanical access business. The access technologies business continued to achieve market share gains with national and local accounts and also benefited from milder winter weather in 2006 as compared with 2005. After several quarters of successfully executing cost reduction programs, the Blick UK integration business improved its focus on increasing market share and overall selling efforts. The mechanical access business’ decline in volume was primarily due to reduction of spending from its government-related customer base, associated with higher energy costs reducing the funds such customers had available to spend for repair and maintenance projects. The Security Solutions segment’s operating margin was 13.0% for the first quarter of 2006 as compared with 13.1% in the prior year. Savings obtained from restructuring actions were offset by unfavorable mix, commodity inflation, cost performance issues experienced by the Sielox integration business and the dilutive impact of lower margin recently acquired companies. Even though specific weather issues did not materially impact the Security Solutions segment in the first quarter of 2006, management believes the first quarter will consistently yield lower operating results than the remainder of the year based on seasonality associated with new construction starts which impacts the access technologies and integration businesses. As such, management expects the Security Solutions segment’s operating margin to range from approximately 15% to 17% throughout the remainder of the year.

Restructuring

2006 Action:    During the first quarter of 2006, the Company initiated a $13 million cost reduction action in order to respond to inventory corrections taken in December 2005 and early 2006 by several large home center and mass merchant customers, as well as to enhance its cost competitiveness. The action consisted of the severance of approximately 370 employees across multiple businesses. Severance charges amounting to $7 million from the action were recorded in Restructuring charges, $4 million from a European pension plan curtailment was recorded in Other, net; and $1 million of related consulting costs were recorded in SG&A. Of the restructuring charge, $2 million was recorded in the Consumer Products segment, $2 million in Industrial Tools, and $3 million in Security Solutions. To date, $4 million of cash has been expended with $3 million of the severance accrual remaining as of April 1, 2006.

2005 Actions:    During 2005, the Company initiated a $5 million cost reduction program at various businesses related to the severance of approximately 170 employees. Of this charge, $4.6 million was recorded in 2005 and $0.4 million was recorded during the first quarter of 2006. Approximately $4 million has been utilized to date with a $1 million accrual remaining as of April 1, 2006.

Acquisition Related:    The Company has identified integration strategies for the Facom and National acquisitions which will be executed during 2006 and early 2007. In connection with National, the Company recorded $4 million relating to the severance of approximately 100 employees to the purchase price allocation of which $3 million has been utilized as of April 1, 2006. Such accrual is based on the execution of the initial phase of acquisition date identified integration plans that will continue to be executed throughout 2006. No accrual has been recorded to the Facom purchase price allocation as of April 1, 2006, aside from restructuring accruals pre-dating the acquisition date. Further accruals will be recorded to the purchase price allocations for both acquisitions as execution of integration plans occur.

In connection with its second quarter 2005 acquisition of Precision, the Company recorded an additional $2 million restructuring accrual to the purchase price allocation during the first quarter of 2006 based on a plant closure and related severance of approximately 70 employees. The total restructuring accrual recorded to the purchase price allocation since acquisition amounts to $3 million, chiefly for the severance of approximately 70 employees, of which $2 million of accrual remains as of April 1, 2006, aside from structuring accruals pre-dating the acquisition date. The Company will record an additional severance accrual of approximately $2 million to the purchase price allocation during the second quarter of 2006 upon the final communication to additional employees which will complete the Company’s acquisition date identified integration plan.

FINANCIAL CONDITION

Liquidity, Sources and Uses of Capital:

Operating and Investing Activities:    Cash flow from operations was $85 million in the first quarter of 2006 compared to $61 million in 2005. The prior year benefited from $43 million in cash proceeds from the sale of a financing lease portfolio, and the absence of this item makes the 2006 improvement, which was primarily driven by working capital improvements, more notable.

Capital expenditures were $15 million in the first quarter of 2006 compared to $11 million in 2005. The increase was due to equipment purchases related to new product introductions and information system upgrades. The Company expects future capital expenditures to increase approximately in proportion to its sales growth.

Free cash flow, as defined in the following table, was $71 million in the first quarter of 2006 compared to $50 million in the corresponding 2005 period, considerably exceeding net earnings from continuing operations. The Company believes free cash flow is an important measure of its liquidity, as well as its ability to fund future growth and provide a dividend to shareowners.

(Millions of Dollars)	2006	2005
Net cash provided by operating activities	$85	$61
Less: capital expenditures	(10)	(9)
Less: capitalized software	(4)	(2)
Free cash flow	$71	$50

For the first three months of 2006, acquisition spending totaled $492 million for the Facom, Automatic Entrances, and Allan Brothers businesses as previously mentioned. As part of its portfolio diversification shift, the Company received $1 million in net proceeds from sale of the U.K. decorator tools business.

Financing Activities:    In January 2006, the Company commenced a stock repurchase program whereby $200 million will be expended to repurchase outstanding shares of the Company's common stock. The repurchase program is expected to be completed in the second quarter of 2006 as $176 million has been expended through the first three months of 2006 for the repurchase of 3.5 million shares. An additional $1 million of repurchases is unrelated, and arises from routine employee restricted stock sales. The Company will continue to assess the possibility of repurchasing more of its outstanding common stock, based on a number of factors including the level of acquisition activity, the market price of the Company’s common stock and the current financial condition of the Company.

Net proceeds from short term borrowings amounted to cash inflows of $146 million in 2006 compared to $105 million in 2005 due mainly to funding requirements associated with the share repurchase program discussed above.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the Company’s exposure to market risk during the first quarter of 2006. For discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s Form 10-K for the year ended December 31, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer and its Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as of April 1, 2006, pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and its Chief Financial Officer have concluded that, as of April 1, 2006, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic Securities and Exchange Commission filings. There has been no change in the Company’s internal controls that occurred during the first quarter of 2006 that have materially affected or are reasonably likely to materially affect the registrant’s internal control over financial reporting. During the fourth quarter of 2005 and the first three months of 2006, the Company invested approximately $670 million in the acquisition of businesses. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of these recently acquired businesses. As part of its ongoing integration activities, the Company is continuing to incorporate its controls and procedures into these recently acquired businesses.

CAUTIONARY STATEMENT
Under the Private Securities Litigation Reform Act of 1995

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical, including, but not limited to, the statements regarding the Company's ability to: (i) execute its strategy to build a growth platform in security while expanding the valuable branded tools and hardware platforms to engender continuing improvement in profitability over the long-term; (ii) achieve benefits in the areas of product sourcing and procurement from the joint efforts of Facom and the Company’s pre-existing European business; (iii) continue cost reduction actions for National through 2006; (iv) ensure the long-term competitiveness and preservation of the Facom and Stanley tool franchises in Europe; (v) largely recover anticipated commodity and freight cost inflation of approximately $20 – $25 million for full year 2006 through pricing actions and cost reduction efforts; (vi) achieve improved margins in the National business during 2006; (vii) increase brand support in the second quarter of 2006; (viii) complete the evaluation of and effectively implement cost reduction actions in the fastening systems business; (ix) achieve operating margin in the Security Solutions segment of 15% – 17% throughout the remainder of 2006; (x) execute identified integration strategies for the Facom and National acquisitions during 2006 and early 2007; (xi) expect future capital expenditures to increase approximately in proportion to the Company’s sales growth; and (xii) continue to repurchase more of its outstanding common stock, are forward looking statements and are based on current expectations.

These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of risks, uncertainties and important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in the forward looking statements include, without limitation, those set forth under Item 1A Risk Factors in the Company’s Annual Report on Form 10-K (together with any material changes thereto contained in subsequent filed Quarterly Reports on From 10-Q); those contained in the Company’s other filings with the Securities and Exchange Commission; and those set forth below.

The Company’s ability to achieve the results described above is dependent on: (i) the successful implementations of the Company’s growth strategy; (ii) successful integration of, and realization of synergies from, Facom and the Company’s pre-existing European business; (iii) the Company’s ability to significantly reform Facom’s cost structure; (iv) the success of the Company’s pricing actions and other cost reduction efforts to offset or mitigate the impact of freight and commodity cost inflation; (v) continued progress of the integration of the recent National acquisition; (vi) the Company’s successful continued roll-out of the FatMax®Xtreme™ product line; (vii) management’s ability to develop cost reduction plans to improve the performance of the fastening business including the opening of a new manufacturing facility in China during the first quarter of 2006; (viii) the impact of seasonality of new construction starts on the access technologies and integration business; (ix) the success of the Company’s efforts to efficiently and promptly integrate its recently announced (as well as future) acquisitions; (x) the level of acquisition activity, the market price of the Company’s common stock and the current financial condition of the Company; (xi) the Company’s success at new product development and identifying new markets; (xii) the Company’s ability to generate free cash flow and maintain a strong debt to capital ratio; (xiii) continued improvements in productivity and cost reductions; (xiv) the identification of overhead cost reduction opportunities including strategic dispositions and effective execution of the same; (xv) the Company’s successful settlement of routine tax audits; (xvi) the ability of the Company to generate earnings sufficient to realize future income tax benefits during periods when temporary differences become deductible; (xvii) the continued ability of the Company to access credit markets under satisfactory terms; (xviii) satisfactory payment terms under which the Company buys and sells goods, materials and products; (xix) the ability of the Company to fulfill increasing demand for its products; (xx) changes in trade, monetary, tax and fiscal policies and laws; (xxi) the strength of the U.S. economy; and (xxii) the impact of events that cause or may cause disruption in the Company’s distribution and sales networks such as war, terrorist activities, political unrest and recessionary or expansive trends in the economies of the countries in which the Company operates.

Unless required by applicable securities laws, the Company undertakes no obligation to publicly update or revise any forward looking statements to reflect events or circumstances that may arise after the date hereof. Readers are advised, however, to consult any further disclosures made on related subjects in the Company’s reports filed with the Securities and Exchange Commission.

PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors as disclosed in the Company’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended April 1, 2006:

2006	(a) Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Program	Maximum Amount of Dollar Value of Shares That May Yet Be Purchased Under The Program
January 1 – February 4	757,025	$48.50	753,300	$163,133,496
February 5 – March 4	1,632,338	$49.89	1,617,800	$82,749,757
March 5 – April 1	1,163,100	$50.59	1,163,100	$23,909,590
	3,552,463	$49.82	3,534,200

On January 25, 2006, the Company announced its intention to repurchase $200 million of its common stock during the first half of 2006. Approximately $176 million of common stock has been repurchased as of April 1, 2006 with the remaining $24 million expected to be repurchased during the second quarter of 2006.

(a) This column includes 18,263 shares of common stock that were deemed surrendered to the Company by participants in various of the Company’s benefit plans to satisfy the taxes related to the vesting or delivery of a combination of restricted share units and long-term incentive shares under those plans.

ITEM 6.	EXHIBITS

4	(i)	Amendment No. 1 dated as of January 19, 2006 to the Rights Agreement dated as of January 31, 1996, by and between The Stanley Works and Computershare Investor Services L.L.C. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on January 20, 2006).

(ii)	Rights Agreement dated as of January 19, 2006, by and between The Stanley Works and Computershare Investor Services L.L.C. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K/A filed on February 22, 2006).

11	Statement re Computation of Per Share Earnings (the information required to be presented in this exhibit appears in Note C to the Company's Condensed Consolidated Financial Statements set forth in this Quarterly Report on Form 10-Q)

31	(i)	(a) Certification by Chairman and Chief Executive Officer pursuant to Rule 13a-14(a)

(b)	Certification by Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a)

32	(i)	Certification by Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(ii)	Certification by Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE STANLEY WORKS
Date: May 5, 2006	By:	/s/ James M. Loree
James M. Loree Executive Vice President and Chief Financial Officer