Form 10-Q
period 2006-07-01
STANLEY WORKS
filed 2006-07-28
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006.

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

(860) 225-5111

(REGISTRANT'S TELEPHONE NUMBER)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Yes     No

80,920,246 shares of the registrant’s common stock were outstanding as of July 18, 2006

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE STANLEY WORKS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JULY 1, 2006 AND JULY 2, 2005
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	SECOND QUARTER		YEAR TO DATE
	2006	2005	2006	2005
NET SALES	$1,017.9	$814.7	$1,986.6	$1,611.0
COSTS AND EXPENSES
Cost of sales	$641.2	$514.0	$1,278.0	$1,023.3
Selling, general and administrative	243.5	186.7	481.3	370.5
Provision for doubtful accounts	1.1	1.7	2.1	2.3
Interest expense	18.4	9.4	35.2	18.2
Interest income	(1.0)	(1.2)	(2.2)	(2.4)
Other, net	10.9	12.0	30.2	21.5
Restructuring charges	1.8	1.6	9.1	1.6
	$915.9	$724.2	$1,833.7	$1,435.0
Earnings from continuing operations before income taxes	102.0	90.5	152.9	176.0
Income taxes	27.0	25.2	39.4	44.9
Net earnings from continuing operations	$75.0	$65.3	$113.5	$131.1
Earnings (loss) from discontinued operations (including loss on disposal of $1.5 million in 2006) before income taxes	(0.5)	1.3	(1.5)	2.2
Income taxes (benefits) on discontinued operations	(0.2)	0.7	(0.4)	0.8
Net earnings (loss) from discontinued operations	$(0.3)	$0.6	$(1.1)	$1.4
NET EARNINGS	$74.7	$65.9	$112.4	$132.5
NET EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Basic:
Continuing operations	$0.92	$0.79	$1.38	$1.58
Discontinued operations	—	0.01	(0.01)	0.02
Total basic earnings per common share	$0.92	$0.79	$1.37	$1.60
Diluted:
Continuing operations	$0.90	$0.77	$1.35	$1.54
Discontinued operations	—	0.01	(0.01)	0.02
Total diluted earnings per common share	$0.90	$0.78	$1.34	$1.56
DIVIDENDS PER SHARE OF COMMON STOCK	$0.29	$0.28	$0.58	$0.56
Average shares outstanding (in thousands):
Basic	81,132	83,020	82,114	82,919
Diluted	82,978	84,983	83,991	85,076

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JULY 1, 2006 AND DECEMBER 31, 2005
(Unaudited, Millions of Dollars)

	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$207.1	$657.8
Accounts and notes receivable	751.2	609.6
Inventories	571.6	460.7
Other current assets	80.5	84.2
Assets held for sale	2.9	13.3
Total current assets	1,613.3	1,825.6
Property, plant and equipment	1,567.2	1,297.0
Less: accumulated depreciation	1,073.7	829.9
	493.5	467.1
Goodwill	993.9	740.9
Trademarks	303.3	119.2
Customer relationships	162.3	157.6
Other intangible assets	57.6	42.7
Other assets	221.4	192.0
Total assets	$3,845.3	$3,545.1
LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities
Short-term borrowings	$263.9	$148.1
Current maturities of long-term debt	81.2	22.1
Accounts payable	420.1	327.7
Accrued expenses	433.9	374.3
Liabilities held for sale	—	3.1
Total current liabilities	1,199.1	875.3
Long-term debt	821.0	895.3
Other liabilities	418.2	329.6
Commitments and contingencies (Note H)
Shareowners' equity
Common stock, par value $2.50 per share	237.7	237.7
Retained earnings	1,745.1	1,657.2
Accumulated other comprehensive loss	(54.8)	(91.3)
ESOP	(104.6)	(108.2)
	1,823.4	1,695.4
Less: cost of common stock in treasury	416.4	250.5
Total shareowners' equity	1,407.0	1,444.9
Total liabilities and shareowners' equity	$3,845.3	$3,545.1

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND SIX MONTHS ENDED JULY 1, 2006 AND JULY 2, 2005
(Unaudited, Millions of Dollars)

	SECOND QUARTER		YEAR TO DATE
	2006	2005	2006	2005
OPERATING ACTIVITIES
Net earnings	$74.7	$65.9	$112.4	$132.5
Depreciation and amortization	31.0	23.9	61.3	47.3
Restructuring charges	1.8	1.6	9.1	1.6
Changes in working capital	(8.1)	(4.2)	1.5	(25.4)
Changes in other assets and liabilities	17.9	(10.1)	18.2	(18.3)
Cash provided by operating activities	117.3	77.1	202.5	137.7
INVESTING ACTIVITIES
Capital expenditures	(24.1)	(16.5)	(38.6)	(27.0)
Proceeds (taxes paid) from sale of business	—	(8.1)	0.9	(18.7)
Business acquisitions and asset disposals	(25.2)	(46.4)	(515.8)	(106.1)
Other investing activities	7.5	(4.6)	3.6	(12.6)
Cash used in investing activities	(41.8)	(75.6)	(549.9)	(164.4)
FINANCING ACTIVITIES
Payments on long-term debt	(0.6)	(7.4)	(0.9)	(14.6)
Net short-term borrowings	(36.5)	37.4	109.9	142.3
Cash dividends on common stock	(23.5)	(23.2)	(47.3)	(46.4)
Purchase of common stock for treasury	(24.0)	—	(201.1)	—
Other financing activities	10.0	3.9	34.1	12.1
Cash (used in) provided by financing activities	(74.6)	10.7	(105.3)	93.4
Effect of exchange rate changes on cash	1.3	2.9	2.0	8.9
Change in cash and cash equivalents	2.2	15.1	(450.7)	75.6
Cash and cash equivalents, beginning of period	204.9	310.5	657.8	250.0
CASH AND CASH EQUIVALENTS, END OF PERIOD	$207.1	$325.6	$207.1	$325.6

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
BUSINESS SEGMENT INFORMATION
THREE AND SIX MONTHS ENDED JULY 1, 2006 AND JULY 2, 2005
(Unaudited, Millions of Dollars)

	SECOND QUARTER		YEAR TO DATE
	2006	2005	2006	2005
NET SALES
Consumer Products	$331.7	$261.3	$641.5	$518.5
Industrial Tools	462.6	348.1	913.6	697.4
Security Solutions	223.6	205.3	431.5	395.1
Total	$1,017.9	$814.7	$1,986.6	$1,611.0
OPERATING PROFIT
Consumer Products	$50.7	$42.0	$88.0	$83.0
Industrial Tools	45.3	38.0	74.0	74.8
Security Solutions	36.1	32.3	63.2	57.1
Total	$132.1	$112.3	$225.2	$214.9
Interest, net	17.4	8.2	33.0	15.8
Other, net	10.9	12.0	30.2	21.5
Restructuring charges	1.8	1.6	9.1	1.6
Earnings from continuing operations before income taxes	$102.0	$90.5	$152.9	$176.0

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 1, 2006

A.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereafter referred to as ‘‘generally accepted accounting principles’’) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. Certain prior year amounts have been reclassified to conform to the current year’s presentation. For further information, refer to the consolidated financial statements and footnotes included in The Stanley Works and Subsidiaries’ (collectively, the ‘‘Company’’) Annual Report on Form 10-K for the year ended December 31, 2005.

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

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), ‘‘Share-Based Payment’’, (‘‘SFAS 123R’’), utilizing the modified prospective method whereby prior periods are not restated for comparability. SFAS 123R requires recognition of stock-based compensation expense in the statement of operations over the vesting period based on the fair value of the award at the grant date. Previously, the Company used the intrinsic value method under Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ (‘‘APB 25’’), as amended by related interpretations of the FASB. Under APB 25, no compensation cost was recognized for stock options because the quoted market price of the stock at the grant date was equal to the amount per share the employee had to pay to acquire the stock after fulfilling the vesting period. SFAS 123R supersedes APB 25 as well as Statement of Financial Accounting Standards No. 123, ‘‘Accounting for Stock-Based Compensation’’, which permitted pro forma footnote disclosures to report the difference between the fair value method and the intrinsic value method. The Company recognized expense for restricted share grants under the previous guidance, so the impact from adopting SFAS 123R pertains to the requirement to expense stock options (including employee stock purchase plan options). For the six month period ended July 1, 2006, the Company expensed $5.1 million (pre-tax) for stock options, principally classified in selling, general and administrative expense, in the statement of operations; the after-tax impact of $3.4 million, reduced diluted earnings per share by four cents, representing the impact of adopting SFAS 123R.

The following table provides the pro forma effect on net earnings as if the fair-value-based measurement method had been applied to all stock-based compensation for the six month period ended July 2, 2005:

Year to Date
(Millions of Dollars)	2005
Net earnings, as reported	$132.5
Add: Stock-based compensation expense included in reported income, net of related tax effects	4.4
Less: Stock-based compensation expense determined under fair value method, net of related tax effects	6.0
Pro forma net earnings, fair value method	$130.9
Earnings per share:
Basic, as reported	$1.60
Basic, pro forma	$1.58
Diluted, as reported	$1.56
Diluted, pro forma	$1.54

Common stock shares reserved for issuance under various employee and director stock plans at July 1, 2006 are as follows:

2006
Employee stock purchase plan	3,379,364
Stock-based compensation plans	6,184,592
Total	9,563,956

For share-based grants made in 2005 and earlier years, the Company used the ‘‘accelerated method’’ of expense attribution under Financial Accounting Standards Board Interpretation No. 28 (‘‘FIN 28’’). Effective January 1, 2006 with the adoption of SFAS 123R, the Company elected to change its policy to straight-line expense attribution for all grants made in 2006 and subsequent periods.

Stock Options

Stock options are granted at the market price of the Company’s stock on the date of grant and have a 10 year term. Generally, stock option grants vest ratably between one and four years from the date of grant. The expense for retirement eligible employees (those aged 55 and over and with 10 or more years of service) is recognized by the date they became retirement eligible, as such employees may retain their options for the 10 year contractual term in the event they retire prior to the end of the vesting period stipulated in the grant.

The following describes how certain assumptions affecting the estimated fair value of stock options are determined. The dividend yield is computed as the annualized dividend rate at the date of grant divided by the strike price of the stock option; expected volatility is based on an average of the market implied volatility and historical volatility for the 5 year expected life; the risk-free interest rate is based on U.S. Treasury securities with maturities equal to the expected life of the option; and a five percent forfeiture rate is assumed. The Company uses historical data in order to estimate exercise, termination and holding period behavior for valuation purposes.

A summary of option activity as of July 1, 2006, and changes during the period then ended is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2005	9,559,604	$34.06
Granted	32,000	48.62
Exercised	(963,827)	31.57
Forfeited	(60,375)	38.29
Outstanding at July 1, 2006	8,567,402	$34.33	5.6	$110,410,603
Exercisable at July 1, 2006	5,503,695	$31.49	4.4	$86,547,480

The weighted average vesting period used for 2006 and 2005 grants is 2.5 years. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used to value the grants for the six month period ended July 1, 2006 were: 2.4% dividend yield; 27% volatility; 4.5% risk free interest rate; and 5 year expected life. The weighted average assumptions used to value the grants for the six month period ended July 2, 2005 were: 2.4% dividend yield; 27% volatility; 4.4% risk free interest rate; and 5 year expected life. During the six month periods ended July 1, 2006 and July 2, 2005, the weighted average fair value of stock options granted was $11.96 and $11.43, respectively.

At July 1, 2006, the Company had $10.6 million of unrecognized pre-tax compensation expense for stock options. This expense will be recognized over the remaining vesting periods which is 1.0 year on a weighted average basis.

For the six month period ended July 1, 2006, the Company received $30.4 million in cash from the exercise of stock options. The related tax benefit to be realized from the exercise of these options is $6.8 million. During the six month periods ended July 1, 2006 and July 2, 2005, the total intrinsic value of options exercised was $18.9 million and $7.2 million, respectively. When options are exercised, the related shares are issued from treasury stock.

SFAS 123(R) requires the benefit arising from tax deductions in excess of recognized compensation cost to be classified as a financing cash flow rather than as an operating cash flow as all such tax benefits were classified under earlier accounting guidance.  To quantify the recognized compensation cost on which the excess tax benefit is computed, both actual compensation expense recorded following the adoption of SFAS 123R on January 1, 2006 and pro-forma compensation cost reported in disclosures under the previous SFAS 123 standard in earlier periods is considered. An excess tax benefit is generated on the extent to which the actual gain, or spread, an optionee receives upon exercise of an option exceeds the fair value determined at the grant date; that excess spread over the fair value of the option times the applicable tax rate represents the excess tax benefit. For the six month period ended July 1, 2006, the Company reported $2.2 million of excess tax benefits as a financing cash flow.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (‘‘ESPP’’) enables substantially all employees in the United States and Canada to subscribe at any time to purchase shares of common stock on a monthly basis at the lower of 85% of the fair market value of the shares on the grant date ($40.37 per share for year 2006 purchases and $35.21 for year 2005 purchases) or 85% of the fair market value of the shares on the last business day of each month. A maximum of 6,000,000 shares are authorized for subscription. During the six month periods ended July 1, 2006 and July 2, 2005, shares totaling 32,966 and 53,044, respectively, were issued under the plan at average prices of $38.46 and $31.53 per share, respectively; and the intrinsic value of the ESPP purchases was $0.4 million and $0.8 million, respectively. For the six month period ended July 1, 2006, the Company received $1.3 million in cash from ESPP purchases, and there is no related tax benefit. The fair value of ESPP shares was estimated using the Black Scholes option pricing model. The weighted average fair value of purchase rights exercised under the plan, and the associated valuation assumptions, for the six month periods ended July 1, 2006 and July 2, 2005 follows:

	2006	2005
Fair value per share	$9.15	$10.45
Dividend yield	2.3%	2.5%
Expected volatility	23.0%	20.0%
Risk-free interest rate	4.0%	2.7%
Expected life	0.3yr	0.4yr

Restricted Share Units

Compensation cost for restricted share units (‘‘RSU’s’’) granted to employees is recognized ratably over the vesting term, which varies but is generally 1 to 4 years. Non-employee members of the Board of Directors receive payment for their service on the Board in the form of RSU’s which are expensed immediately. For the six month periods ended July 1, 2006 and July 2, 2005, RSU grants totaled 32,000 shares and 10,000 shares, respectively; the weighted-average grant date fair value of RSU’s was $46.27 and $44.34 per share, respectively; total compensation expense recognized for RSU’s amounted to $2.3 million and $1.2 million, respectively; and the related tax benefit recorded was $0.6 million and $0.3 million, respectively. As of July 1, 2006, unrecognized compensation expense for RSU’s amounted to $5.2 million and this cost will be recognized over a weighted-average period of 1.2 years.

A summary of non-vested restricted stock unit activity as of July 1, 2006, and changes during the six month period then ended is as follows:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2005	238,850	$42.32
Granted	32,000	49.65
Vested	(62,500)	36.68
Forfeited	(6,000)	46.36
Non-vested at July 1, 2006	202,350	$45.10

The total fair value of shares vested during the six month period ended July 1, 2006 was $3.1 million. An immaterial amount vested in the six month period ended July 2, 2005.

Additionally, non-employee members of the Board of Directors received restricted share-based grants which must be cash settled and accordingly mark-to-market accounting is applied. The after-tax expense recognized for such grants was $0.4 million and $0.3 million for the six month periods ended July 1, 2006 and July 2, 2005, respectively.

Finally, the Company has made performance-based restricted share grants under its long-term stock incentive plan (‘‘LTSIP’’) to senior management employees. The shares will be issued only if future performance targets for earnings per share and return on capital employed are achieved. The Company has accrued for the expected issuance of shares based on estimates of future performance in relation to the targets. For the six month periods ended July 1, 2006 and July 2, 2005, expense recognized for the LTSIP plans amounted to $2.4 million and $5.0 million, respectively; and the related tax benefit recorded was $0.8 million and $1.8 million, respectively.

C.    Earnings Per Share

The following table reconciles the weighted average shares outstanding used to calculate basic and diluted earnings per share for the three and six month periods ended July 1, 2006 and July 2, 2005:

	Second Quarter		Year to Date
	2006	2005	2006	2005
Numerator (in millions):
Net earnings – basic and diluted	$74.7	$65.9	$112.4	$132.5
Denominator (in thousands):
Basic earnings per share – weighted average shares	81,132	83,020	82,114	82,919
Dilutive effect of stock options and awards	1,846	1,963	1,877	2,157
Diluted earnings per share – weighted average shares	82,978	84,983	83,991	85,076
Earnings per share of common stock:
Basic	$0.92	$0.79	$1.37	$1.60
Diluted	$0.90	$0.78	$1.34	$1.56

The Company repurchased 4.0 million shares of its common stock for $200 million during the first half of 2006.

D.    Comprehensive Income

Comprehensive income for the three and six month periods ended July 1, 2006 and July 2, 2005 is as follows (in millions):

	Second Quarter		Year to Date
	2006	2005	2006	2005
Net earnings	$74.7	$65.9	$112.4	$132.5
Other comprehensive gain (loss), net of tax	26.8	(25.0)	36.5	(36.4)
Comprehensive income	$101.5	$40.9	$148.9	$96.1

Other comprehensive gain (loss) is primarily the impact of foreign currency translation.

E.    Inventories

The components of inventories at July 1, 2006 and December 31, 2005 are as follows (in millions):

	2006	2005
Finished products	$413.9	$348.9
Work in process	57.3	38.8
Raw materials	100.4	73.0
Total inventories	$571.6	$460.7

F.    Acquisitions, Goodwill and Other Intangible Assets

All acquisitions were accounted for as purchases in accordance with SFAS 141, ‘‘Business Combinations’’ and their results are included in the Company’s consolidated operating results from the respective acquisition dates.

Integration of certain acquisitions requires reduction of redundant personnel, closure of facilities, and other restructuring actions related to the acquired businesses. In such cases, a restructuring accrual is recorded for actions identified in integration strategy plans initially developed by the Company as of the acquisition date, with a resulting increase to goodwill. Please refer to Note G Restructuring and Asset Impairments for further discussion relating to the restructuring activities associated with the 2006 and 2005 acquisitions.

2006 Acquisitions

On January 1, 2006, the Company completed the acquisition of Facom S.A. (‘‘Facom’’) for 416 million euros ($490.1 million) which was financed with a combination of cash on hand and debt issuance. Facom, based in France, is a leading European manufacturer of hand and mechanics tools with annual revenues approximating $445 million. Facom designs, manufactures and markets the majority of its tool product range to professional automotive and industrial end users with its well-known industrial tool brands: Facom®, Virax® and USAG®. Facom operates primarily within the premium industrial and automotive tools sector in Europe, while the Company’s pre-existing European customer base is focused mainly on the construction and D-I-Y (‘‘do-it-yourself’’) channels. Facom is primarily included in the Company’s Industrial Tools segment with its minor D-I-Y business included in the Consumer Products segment. The Company also made two small acquisitions relating to its automatic door and fastening systems businesses for a combined purchase price of $9.7 million.

The total purchase price of $499.8 million (inclusive of a $1.5 million hold back note payable) for the 2006 acquisitions reflects transaction costs and is net of cash acquired. Amounts allocated to the assets acquired and liabilities assumed are based on estimates of fair value.

The purchase price allocations for the 2006 acquisitions are not complete. The primary open matters relate to the finalization of intangible asset and fixed asset valuations, restructuring accruals, deferred taxes, and other minor items. As of July 1, 2006, the preliminary allocation of the purchase price for the 2006 acquisitions was to the following major opening balance sheet categories:

(In Millions)	4/1/2006	Adjustments	7/1/2006
Current assets (primarily accounts receivable and inventories)	$266.1	$(5.3)	$260.8
Property, plant and equipment	45.2	(0.8)	44.4
Goodwill	204.3	(1.2)	203.1
Trade names	175.4	—	175.4
Customer relationships	11.4	—	11.4
Patents and technology	18.2	(1.7)	16.5
Other intangible assets	1.6	—	1.6
Other long-term assets (primarily deferred tax assets)	1.4	22.0	23.4
Total assets	$723.6	$13.0	$736.6
Current liabilities	$165.6	$(3.7)	$161.9
Deferred tax liabilities	23.5	2.4	25.9
Other liabilities (primarily employee benefits)	42.9	7.6	50.5
Total liabilities	$232.0	$6.3	$238.3

The adjustments to the purchase price allocation recorded during the second quarter primarily relate to the recording of employee benefit liabilities based on initial independent actuarial valuations, known environmental liabilities and deferred tax assets/liabilities related to the Facom acquisition.

The weighted average useful lives assigned to the amortizable assets identified above are trade names – 7 years; customer relationships – 15 years; patents and technology – 15 years; and other intangible assets – 10 years. The amount allocated to the trade names includes $171.6 million associated with the Facom acquisition (Facom®, Virax®, and USAG®) which have been determined to have indefinite lives.

2005 Acquisitions

As described in further detail in Note F Acquisitions of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, the Company completed 8 acquisitions during 2005 for an aggregate purchase price of $289.1 million. The acquisitions were made pursuant to the Company’s profitable growth strategy which includes expanding the security and branded tools/hardware growth platforms.

On November 30, 2005, the Company completed the acquisition of National Manufacturing Co. (‘‘National’’) for $174.2 million. National is a leading North American manufacturer and supplier of builders’ hardware that markets the majority of its product range through the two-step cooperative channel to the builder trade and serves over 25,000 outlets with manufacturing operations in the U.S., Canada and Mexico. National is included in the Company’s Consumer Products segment.

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

As of July 1, 2006, the allocation of the purchase price for the 2005 acquisitions was to the following major opening balance sheet categories (in millions):

	12/31/2005	Adj.	4/1/2006	Adj.	7/1/2006
Current assets (primarily accounts receivable and inventories)	$126.2	$(4.1)	$122.1	$(2.4)	$119.7
Property, plant and equipment	69.7	(18.1)	51.6	—	51.6
Goodwill	117.2	24.0	141.2	0.4	141.6
Trade names	31.1	(0.5)	30.6	—	30.6
Customer relationships	37.0	3.0	40.0	—	40.0
Patents and technology	3.3	—	3.3	—	3.3
Other intangible assets	1.7	—	1.7	—	1.7
Other long-term assets	3.6	—	3.6	4.6	8.2
Total assets	$389.8	$4.3	$394.1	$2.6	$396.7
Current liabilities	$58.8	$5.9	$64.7	$1.9	$66.6
Deferred tax liabilities	16.6	(2.2)	14.4	(1.2)	13.2
Other liabilities (primarily employee benefits)	32.8	0.3	33.1	1.6	34.7
Total liabilities	$108.2	$4.0	$112.2	$2.3	$114.5

The adjustments made in the first six months of 2006 primarily relate to the finalization of external intangible asset valuations, initial fixed asset valuations, and related deferred taxes associated with the National acquisition. Adjustments to reflect the fair value of the assets acquired and liabilities assumed are complete for the Security Group, EVS, Rolatape, Precision, Sielox, ABZ and Pinnacle acquisitions. However, the purchase price allocation for the National acquisition is preliminary, mainly with respect to finalization of execution of acquisition date integration plans, fixed asset valuations, excess inventory valuation, valuations pertaining to employee benefit and insurance plans, deferred taxes and other minor items.

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

Pre-Acquisition Pro Forma Earnings

Net sales, net earnings and diluted earnings per share would have been the pro forma amounts below if the 2006 and 2005 acquired companies had been included in the Consolidated Statements of Operations for the entire first six months of 2006 and 2005. Non-recurring expenses of the acquired companies primarily relating to interest expense, income tax and corporate functions have been eliminated, while the effects of the Company’s effective tax rate, inventory step-up amortization and increased intangible asset amortization expense have been included in the results below (in millions, except per share amounts):

	Q1 2006	Q2 2006	YTD 2006
Net sales	$970.2	$1,017.9	$1,988.1
Net earnings	$53.0	$76.8	$129.8
Diluted earnings per share	$0.62	$0.93	$1.55
	Q1 2005	Q2 2005	YTD 2005
Net sales	$988.8	$1,001.2	$1,990.0
Net earnings	$60.9	$73.6	$134.5
Diluted earnings per share	$0.72	$0.87	$1.58

Operating results for the acquisitions during these pre-acquisition periods are not necessarily indicative of future operating results.

Goodwill

Changes in the carrying amount of goodwill by segment are as follows (in millions):

	Consumer Products	Industrial Tools	Security Solutions	Total
Balance as of December 31, 2005	$159.3	$138.2	$443.4	$740.9
Goodwill acquired during the year	—	198.4	4.7	203.1
Purchase accounting adjustments	21.9	0.1	2.4	24.4
Foreign currency translation / other	(0.1)	18.8	6.8	25.5
Balance as of July 1, 2006	$181.1	$355.5	$457.3	$993.9

G.    Restructuring and Asset Impairments

At July 1, 2006, the restructuring and asset impairment reserve balance was $7.5 million, which the Company expects to be fully expended by the end of 2006. A summary of the Company’s restructuring reserve activity from December 31, 2005 to July 1, 2006 is as follows (in millions):

	12/31/05	Additions	Decreases	Usage	Currency	7/1/06
(Millions of Dollars)
Acquisitions
Severance	$2.2	$7.5	$(0.3)	$(8.5)	$—	$0.9
Facility Closure	—	0.3	—	(0.1)	—	0.2
Other	0.1	2.6	(0.2)	(0.2)	—	2.3
2006 Actions
Severance	—	8.9	(0.3)	(6.4)	0.1	2.3
Pre-2006 Actions
Severance	2.4	0.5	(0.1)	(1.2)	0.1	1.7
Facility Closure	—	0.1	—	(0.1)	—	—
Other	0.2	0.1	(0.1)	(0.1)	—	0.1
	$4.9	$20.0	$(1.0)	$(16.6)	$0.2	$7.5

2006 Actions:    During the first quarter of 2006, the Company initiated a cost reduction initiative in order to maintain its cost competitiveness and vitality. Approximately $6.9 million was recorded during the first quarter relating to the severance of 370 employees. In addition to severance, $4.1 million from a European pension plan curtailment was recorded in Other, net and $1.3 million of related consulting costs were recorded in SG&A. An additional $0.7 million of severance costs were recorded during the second quarter of 2006 relating to the severance of an additional 133 employees upon notification. The total severance charge amounted to $7.6 million, of which $6.1 million has been utilized to date with $1.5 million of accrual remaining as of July 1, 2006.

In addition, the Company recorded $1.0 million in the second quarter primarily relating to the severance of 38 employees. Such action was initiated to improve the cost competitiveness of the fastening systems business and continued integration of the Security Solutions business. Of this amount, $0.2 million has been utilized to date, with $0.8 million of reserves remaining as of July 1, 2006.

The following table summarizes expected, incurred and remaining costs for the 2006 restructuring actions by type for the period ended July 1, 2006:

(Millions of Dollars)	Severance	Facility	Other	Total
Expected costs	$9.9	$—	$—	$9.9
Costs incurred – First Quarter 2006 Action	7.6	—	—	7.6
Costs incurred – Second Quarter 2006 Action	1.0	—	—	1.0
Remaining costs at July 1, 2006	$1.3	$—	$—	$1.3

The following table summarizes expected, incurred and remaining costs for the 2006 restructuring actions by segment for the period ending July 1, 2006:

(Millions of Dollars)	Consumer	Industrial	Security	Total
Expected costs	$2.4	$3.3	$4.2	$9.9
Costs incurred – First Quarter 2006 Action	2.0	2.5	3.1	7.6
Costs incurred – Second Quarter 2006 Action	—	0.6	0.4	1.0
Remaining costs at July 1, 2006	$0.4	$0.2	$0.7	$1.3

Pre-2006 Actions:    During 2005, the Company initiated a $5.1 million cost reduction in various businesses, of which $4.6 million was recorded in 2005 and $0.5 million was recorded in the first half of 2006. The action was comprised of the severance of approximately 170 employees and the exit of a leased facility. Of this amount, $4.6 million has been utilized to date with $0.5 million of accrual remaining as of July 1, 2006. Approximately $3.6 million of such charge was related to the Security Solutions segment; $1.0 million to the Industrial Tools segment; and $0.5 million to the Consumer Products segment. In addition, as of July 1, 2006, $1.3 million of reserves remain relating to the Company’s Operation 15 initiative.

Acquisition Related:    In connection with its acquisition of National, the Company recorded $5.0 million relating to severance costs to the initial purchase price allocation, of which $4.7 million has been utilized to date, with $0.3 million accrual remaining as of July 1, 2006. In connection with its acquisition of Precision, the Company recorded $2.9 million of restructuring reserves in the purchase price allocation comprised of $2.3 million of severance, $0.3 million for plant shut down costs and $0.3 million of relocation costs, of which $2.5 million has been utilized to date with $0.4 million of accrual remaining as of July 1, 2006. In connection with its acquisitions of ISR and Security Group, the Company recorded $1.4 million of restructuring reserves in the purchase price allocation comprised of $1.1 million of severance and $0.3 million of lease exit costs. Of this amount, $1.2 million has been utilized to date with $0.2 million of accrual remaining as of July 1, 2006. In connection with the Facom acquisition, the Company assumed previously initiated restructuring actions of which $2.5 million of accrual remains as of July 1, 2006.

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

The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of July 1, 2006 and December 31, 2005, the Company had reserves of $44.3 million and $21.3 million, respectively, primarily for remediation activities associated with company-owned properties as well as for Superfund sites. The year to date change in such reserves mainly relates to the impact of acquired companies, primarily Facom.

I.    Guarantees

The Company’s financial guarantees at July 1, 2006 are as follows (in millions):

	Term	Maximum Potential Payment	Liability Carrying Amount
Guarantees on the residual values of leased properties	Up to 6 years	$68.9	$—
Standby letters of credit	Generally 1 year	25.1	3.7
Guarantee on the external Employee Stock Ownership Plan (‘‘ESOP’’) borrowings	Through 2009	5.1	5.1
Commercial customer financing arrangements	Up to 5 years	1.1	—
Guarantee on active facility lease	Through 2012	0.9	—
Government guarantees on employees	Up to 3 years from date of hire	0.1	—
		$101.2	$8.8

The Company has numerous assets, predominantly vehicles and equipment, under a one-year term renewable U.S. master personal property lease and is also a party to synthetic leasing programs for two of its major distribution centers. The residual value related to the synthetic lease and U.S. master personal property lease programs is guaranteed by the Company. The lease guarantees aggregate $68.9 million while the fair value of the underlying assets is estimated at $81.1 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these lease guarantees. The Company has issued $25.1 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs. Shares of the Company’s common stock held by the ESOP were purchased with the proceeds from external borrowings arranged in the 1980’s and borrowings from the Company in 1991. The external ESOP borrowings are guaranteed by the Company and are included in long-term debt. Shareowners’ equity reflects a reduction associated with the internal and external borrowings.

The Company has sold various businesses and properties over many years and provided standard indemnification to the purchasers with respect to any unknown liabilities, such as environmental, which may arise in the future that are attributable to the time of the Company’s ownership. There are no material identified exposures associated with these general indemnifications.

The Company provides product and service warranties which vary across its businesses. The types of warranties offered generally range from one year to limited lifetime, while certain products carry no warranty. Further, the Company incurs discretionary costs to service its products in connection with product performance issues. Historical warranty and service claim experience forms the basis for warranty obligations recognized. Adjustments are recorded to the warranty liability as new information becomes available. The changes in the carrying amount of product and service warranties for the six month period ended July 1, 2006 are as follows (in millions):

Balance as of December 31, 2005	$15.7
Warranties and guarantees issued	10.5
Warranty payments	(9.9)
Acquisitions and other	6.1
Balance as of July 1, 2006	$22.4

J.    Net Periodic Benefit Cost – Defined Benefit Plans

Following are the components of net periodic benefit cost for the three and six month periods ended July 1, 2006 and July 2, 2005 (in millions):

	Second Quarter
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2006	2005	2006	2005	2006	2005
Service cost	$1.1	$0.8	$2.4	$1.5	$0.3	$0.2
Interest cost	2.1	1.2	4.0	3.0	0.3	0.2
Expected return on plan assets	(1.9)	(0.8)	(4.2)	(4.1)	—	—
Amortization of transition liability	—	—	—	—	0.1	—
Amortization of prior service cost/(credit)	0.4	0.3	—	0.1	(0.1)	(0.1)
Amortization of net loss	0.1	0.1	1.7	1.1	—	0.1
Settlement / curtailment loss	—	—	—	—	—	—
Net periodic benefit cost	$1.8	$1.6	$3.9	$1.6	$0.6	$0.4

	Year to Date
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2006	2005	2006	2005	2006	2005
Service cost	$2.2	$1.4	$4.3	$3.2	$0.5	$0.4
Interest cost	4.2	1.9	7.1	6.1	0.7	0.5
Expected return on plan assets	(3.9)	(1.0)	(8.1)	(8.4)	—	—
Amortization of transition liability	—	—	—	—	0.1	—
Amortization of prior service cost/(credit)	0.7	0.7	0.1	0.3	(0.1)	(0.1)
Amortization of net loss	0.4	0.2	3.0	2.3	—	0.1
Settlement / curtailment loss	—	—	4.2	0.5	—	—
Net periodic benefit cost	$3.6	$3.2	$10.6	$4.0	$1.2	$0.9

K.    Income Taxes

The Company's effective income tax rate from continuing operations was 26.5% in the second quarter this year compared to 27.8% in the prior year’s quarter. The lower effective tax rate in the current quarter is primarily driven by increased earnings in foreign locations with lower tax rates. In particular, the inclusion of the European-based Facom acquisition lowered the second quarter 2006 effective tax rate. The Company's year to date effective income tax rate from continuing operations was 25.8% in 2006 compared to 25.5% in the prior year’s period. The lower overall effective tax rate in the prior year's period was primarily driven by the recording of a $5.8 million tax benefit pertaining to the identification and execution of foreign tax planning strategies enabling the reduction of a previously provided valuation allowance on future utilization of certain prior year European net operating losses.

L.    Discontinued Operations

On March 3, 2006, the Company completed the sale of its U.K. decorator tools business for $1.9 million, which resulted in the recognition of a $1.1 million after tax loss ($1.5 million on a pre-tax basis). The divesture of this business was made pursuant to the Company’s growth strategy which entails a reduction of risk associated with certain large customer concentrations and a redeployment of capital to higher growth, more profitable activities.

In accordance with the provisions of SFAS No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets’’, the results of operations of the U.K. decorator tool business for the current and prior periods have been reported as discontinued operations.

Operating results of the U.K. decorator tool business and another small business, which were formerly included in the Consumer Products and Security Solutions segments, respectively, for the three and six month periods ended July 1, 2006 and July 2, 2005 were as follows (in millions):

	Second Quarter		Year to Date
	2006	2005	2006	2005
Net sales	$2.9	$9.4	$9.9	$19.3
Pre-tax earnings (losses) from discontinued operations before income taxes	$(0.5)	$1.3	$(1.5)	$2.2
Income taxes (benefits) on discontinued operations	(0.2)	0.7	(0.4)	0.8
Net earnings (losses) from discontinued operations	$(0.3)	$0.6	$(1.1)	$1.4
Diluted earnings per share	$—	$0.01	$(0.1)	$0.02

M.    Geographic Areas

The geographic location of the Company’s long-lived assets at July 1, 2006 and December 31, 2005 is as follows (in millions):

	2006	2005
United States	$997.2	$998.4
Other Americas	175.4	180.5
United Kingdom	253.9	258.9
France	382.3	14.4
Asia	74.1	73.9
Other	314.2	182.5
Consolidated	$2,197.1	$1,708.6

Net sales by geographic region were as follows for the three and six month periods ended July 1, 2006 and July 2, 2005 (in millions):

	Second Quarter				Year to Date
	2006	% of Total	2005	% of Total	2006	% of Total	2005	% of Total
United States	$613.9	60.3%	$567.4	69.6%	$1,192.3	60.0%	$1,110.8	69.0%
Other Americas	94.7	9.3%	64.8	8.0%	179.8	9.1%	127.3	7.9%
Europe	265.1	26.1%	142.0	17.4%	529.2	26.6%	295.3	18.3%
Asia	44.2	4.3%	40.5	5.0%	85.3	4.3%	77.6	4.8%
	$1,017.9	100.0%	$814.7	100.0%	$1,986.6	100.0%	$1,611.0	100.0%

Total assets by segment as of July 1, 2006 and December 31, 2005 are as follows (in millions):

	2006	2005
Consumer Products	$893.2	$892.9
Industrial Tools	1,621.7	914.5
Security Solutions	1,069.0	1,041.5
	$3,583.9	$2,848.9
Discontinued operations	2.3	11.0
Corporate assets	259.1	685.2
Consolidated	$3,845.3	$3,545.1

N.    New Accounting Standards

The Company adopted Financial Accounting Standards Board Statement No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’), which requires all share-based payments, including grants of employee stock options, to be recognized as an expense in the Consolidated Statement of Operations based on their fair values as they are earned by the employees under the vesting terms. In conjunction with the adoption of SFAS 123R, the Company recognized $2.5 million and $5.1 million of pre-tax stock option compensation expense in the three and six months periods ending July 1, 2006, respectively, which negatively impacted fully diluted earnings per share by 2 cents and 4 cents, respectively, compared to the corresponding 2005 periods.  Please refer to Note B Stock-Based Compensation for further discussion of the Company’s adoption of SFAS 123R.

In June 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)’’ (‘‘FIN 48’’). The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. This statement was issued to clarify the accounting for the uncertainty related to income taxes. FIN 48 requires the evaluation of whether a tax position is more likely than not to be sustained upon examination with the assumption that the position will be examined by the relevant tax authorities.

FIN 48 also requires such tax positions to be measured at the largest amount of the respective benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company is currently assessing the impact that the adoption of FIN 48 will have on its results of operations and financial position.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, ‘‘Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140’’ (‘‘SFAS 156’’). The provisions of SFAS 156 are effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The Company is currently assessing the impact that the adoption of SFAS 156 will have on its results of operations and financial position.

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

For several years, the Company has focused on a profitable growth strategy and the associated alteration of its portfolio of businesses. This strategy encompasses acquisitions, divestitures and the reduction of risk associated with certain large retail customer concentrations. Additionally, the strategy reflects management’s vision to build a growth platform in security while expanding the valuable branded tools and hardware platforms. Execution of this strategy has improved the profitability of operations and is intended to engender continuing improvement over the long-term. Refer to the ‘‘Business Overview’’ section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for additional strategic discussion. Events associated with execution of the profitable growth strategy, and other items impacting the Company’s financial performance during the first six months of 2006 follow:

•	In January 2006, the Company completed the acquisition of Facom S.A. (‘‘Facom’’) for 416 million euros ($490 million). Facom, based in France, is a leading European manufacturer of hand and mechanics tools with annual revenues approximating $445 million. Facom designs, manufactures and markets the majority of its tool product offerings to professional automotive and industrial end users with its well-known industrial tool brands: Facom®, Virax® and USAG®. Facom operates primarily within the premium industrial and automotive tools sector in Europe, while the Company’s pre-existing European customer base is focused mainly on the construction and D-I-Y (‘‘do-it-yourself’’) channels. As a result, the two businesses will complement each other and benefit from joint efforts in areas such as product sourcing and procurement.

•	The Company continues to focus on the integration of the recent Facom and National Manufacturing Co. (‘‘National’’) acquisitions with dedicated integration teams. The initial phase of cost reduction actions for National commenced during the first quarter and will continue through 2006. Facom is profitable and has experienced a long history of success in professional markets in Europe, especially in France and Italy. Nonetheless, many of its products are subject to competitive forces that will likely require a significant reformation of its cost structure and that of existing Stanley Europe. Management is committed to performing such a reformation in order to ensure the long-term competitiveness and preservation of the Facom and Stanley tool franchises in Europe. During the second quarter of 2006, the Company commenced a consultation process with the European Works Council regarding the reorganization of its Facom and Stanley hand tools activities in Europe (the ‘‘Project’’). The Project proposes to, among other things, implement growth strategies and reduce costs by rationalizing manufacturing, logistics, sales and support organizations. The Project is subject to completion of a formal consultation with the European Works Council. In addition, the Company and its European affiliates will be required to consult with local works councils on a country-specific basis in accordance with applicable laws.

•	In July, the Company filed a tender offer to acquire approximately 67% of the outstanding shares of Besco Pneumatic Corporation (‘‘Besco’’), a leading manufacturer of pneumatic tools for $42 million in cash. Over the next five years, the Company will have the option to increase its ownership by an additional 15% to an ultimate ownership of 82%. Besco, which is headquartered in Taiwan and also has operations in China, possesses state-of-the-art research and development capabilities and efficient production facilities. Besco is currently one of Stanley fastening system’s largest suppliers and approximately half of its 2005 sales of $38 million were to the Company. The acquisition is a key step in reducing the fastening system business’ existing cost structure and will facilitate the pursuit of business in emerging markets aided by Besco’s brand strength in Asia. The acquisition is expected to close on July 31 and will be nominally accretive to earnings in 2006.

•	In order to enhance its cost competitiveness and vitality, the Company initiated a restructuring action in January of 2006. The action consisted of the severance of approximately 370 employees across multiple businesses and resulted in a pre-tax $13 million charge in the first quarter classified as follows: $7.3 million – Restructuring charges; $4.1 million – Other, net; and $1.3 million – Selling, general and administrative. A further cost reduction action was initiated in the second quarter of 2006 relating to the severance of approximately 171 people with the $1.8 million charge classified in Restructuring charges.

RESULTS OF OPERATIONS

The Company has provided a summary of its consolidated operating results below, followed by an overview of its business segment performance. The terms ‘‘organic’’ and ‘‘core’’ are utilized to describe results aside from the significant impact of acquisitions.

Net Sales:    Net sales from continuing operations were $1.018 billion in the second quarter of 2006 as compared to $815 million in the second quarter of 2005, representing an increase of $203 million, or 25%. This marked the first time in the Company’s history in which quarterly sales exceeded one billion dollars. Acquisitions contributed $179 million, or 22% of the increase in net sales. Organic sales increased 3% due to volume, with pricing and foreign currency relatively flat. Strength in certain businesses, particularly consumer hand tools, security solutions, industrial mechanics tools and storage, was partially offset by volume declines in consumer storage and assembly technologies, as well as price erosion in the fastening systems business.

Year to date net sales from continuing operations were $1.987 billion in 2006, a $376 million or 23% increase as compared to $1.611 billion in 2005. Acquisition growth contributed $357 million, or 22%, and organic volume growth amounted to 1%, with foreign currency and price remaining flat with the prior year. The businesses contributing to first half sales performance are mainly the same as those discussed above pertaining to the second quarter; however, while the fastening systems business had a volume-driven sales decline in the first quarter, in the second quarter this business had pricing decreases with stable unit volume.

Gross Profit:    Gross profit from continuing operations was $377 million, or 37.0% of net sales, in the second quarter of 2006, compared to $301 million, or 36.9% of net sales, in the prior year. The second quarter of 2006 reflects $3 million of non-cash expense arising from the purchase accounting adjustment of acquired inventory to fair market value (‘‘inventory step-up amortization’’) primarily related to the Facom acquisition. The 2006 gross profit as a percentage of net sales excluding the inventory step-up amortization is 37.4%. The increase in the gross profit as a percentage of net sales is due to the impact of recently acquired businesses which possess a higher gross margin rate compared to the remainder of the business portfolio. Core gross profit, which excludes the impact from acquisitions, amounted to $303 million, or 36.1% of sales, as the acquired businesses contributed $74 million of gross profit. The 80 basis point decline in core gross profit rate compared to the prior year quarter is mainly attributable to freight and commodity cost inflation, along with price erosion and unfavorable mix experienced by the fastening systems business (‘‘Bostitch’’).

On a year-to-date basis, gross profit from continuing operations was $709 million, or 35.7% of net sales in 2006, compared to $588 million or 36.5% for the corresponding 2005 period. Non-cash inventory step-up amortization amounted to $22 million in the first six months of 2006 primarily relating to the National and Facom acquisitions. The acquired inventory has now fully turned over and so the step-up amortization for Facom and National will not re-occur. The 2006 gross profit as a percentage of net sales excluding the inventory step-up amortization is 36.8%, a 30 basis point improvement over the prior year due to the positive impact of acquired companies. Core gross profit amounted to $579 million, or 35.6% of sales, a 90 basis point decline versus the first half of 2005 due mainly to the previously mentioned unfavorable inflation impact and sales decreases in the fastening systems business.

The Company anticipates the full year 2006 commodity and freight cost inflation impact will be approximately $25 - $30 million with $15 - $20 million to be recovered through pricing actions with customers. The remaining negative inflation impact is expected to be recovered through other cost reduction and productivity improvement actions.

SG&A expenses:    Selling, general and administrative expenses (‘‘SG&A’’) from continuing operations were $245 million, or 24.0% of net sales, in the second quarter of 2006, compared with $188 million, or 23.1% of net sales, last year. SG&A for acquired businesses amounted to $51 million. Aside from acquisitions, comparable SG&A was 23.1% of net sales, unchanged from the prior year, as increased advertising and additional stock compensation expense associated with implementation of a new accounting standard were offset by reductions in other expenses. First half SG&A was $483 million, or 24.3% of net sales, compared to $373 million, or 23.1% of net sales, in 2005. Recently acquired businesses drove $102 million of the increase. Year-to-date SG&A aside from acquisitions was 23.4% of net sales, a slight increase over the prior year due to $5 million of incremental stock option expense, higher advertising and restructuring-related consulting costs, partially offset by savings obtained from the late 2005 and first quarter 2006 cost reduction actions.

Interest and Other, net:    Net interest expense from continuing operations in the second quarter of 2006 was $17 million compared to $8 million in the second quarter of 2005 due to the Company’s issuance in November 2005 of $450 million in junior subordinated debt securities, as well as increased commercial paper borrowings used to fund the share repurchase program and higher applicable short-term interest rates in 2006. Year-to-date net interest expense from continuing operations was $33 million in 2006, a $17 million increase over the corresponding 2005 period, driven by the same factors.

Other, net expenses from continuing operations of $11 million in the second quarter of 2006 were down slightly compared to $12 million in the second quarter of 2005. Year-to-date other, net expenses from continuing operations were $30 million in 2006 as compared to $22 million in 2005 primarily due to a $4 million pension plan curtailment charge in the U.K. related to the first quarter 2006 restructuring actions, $4 million of increased intangible asset amortization expense associated with recent acquisitions, and $5 million of unfavorable foreign currency impact, partially offset by lower environmental expense.

Income Taxes:    The effective income tax rate from continuing operations was 26.5% in the second quarter this year compared to 27.8% in the prior year’s quarter. The lower effective tax rate in the current quarter was primarily driven by increased earnings in foreign locations with lower tax rates. In particular, the inclusion of the European-based Facom acquisition lowered the second quarter 2006 effective tax rate. The year-to-date effective income tax rate from continuing operations was 25.8% in 2006 compared to 25.5% in the prior year. The lower effective tax rate in 2005 was due to the recording of a $6 million tax benefit pertaining to the identification and execution of foreign tax planning strategies enabling the reduction of a previously provided valuation allowance on future utilization of certain prior year European net operating losses.

Discontinued Operations:    Net loss from discontinued operations in the second quarter of 2006 amounted to $0.3 million compared to $1 million of net earnings from discontinued operations for the corresponding 2005 period. Year-to-date net loss from discontinued operations in 2006 amounted to $1 million compared to net earnings from discontinued operations of $1 million in the corresponding 2005 period. This primarily reflects the previous operating results and loss from the sale of the U.K. decorator tools business in March 2006.

Business Segment Results

The Company’s reportable segments are an aggregation of businesses that have similar products and services, among other factors. The Company utilizes operating profit, which is defined as net sales minus cost of sales and SG&A, and operating profit as a percentage of net sales to assess the profitability of each segment. Segment operating profit excludes interest income, interest expense, other-net, intangible asset amortization expense, restructuring, and income tax expense. The Company's operations are classified into three business segments: Consumer Products, Industrial Tools, and Security Solutions.

Consumer Products:    Consumer Products sales of $332 million in the second quarter of 2006 represented a 27% increase from $261 million in the second quarter of 2005 driven primarily by the National and Facom acquisitions, which increased sales by $57 million or 22%. Core sales volume increased 5%, while pricing and currency remained flat. The consumer hand tools business continued to achieve increased volume based on the initial strong performance of the FatMax®Xtreme™ product line which commenced shipping at the end of March 2006 representing the largest new hand tools product introduction in the Company’s history. The pre-existing FatMax® product line avoided cannibalization from FatMax®Xtreme™ and continued to achieve share gains based on new product offerings, related brand support, and its initial introduction to mass merchant customers. Year-to-date net sales from continuing operations were $642 million in 2006 as compared to $519 million in 2005 representing an increase of 24%. Acquisitions contributed $108 million or 21% of such increase while organic sales volume increased 3%; pricing increased 1%, offset by unfavorable foreign currency impact of 1%. The factors resulting in the Consumer Products’ six month performance are primarily the same items discussed previously pertaining to the second quarter results, offset to some extent by weakness in the consumer storage business.

Operating profit was $51 million, or 15.3% of net sales, for the second quarter of 2006, compared to $42 million, or 16.1% of net sales, in 2005. Acquisitions contributed $8 million of operating profit and core operating profit amounted to 15.7% of net sales, a slight decrease versus the prior year. The lower operating profit rate was primarily due to increased brand support, associated with the roll-out of the FatMax®Xtreme™ product line and the broadened offering of the Fat Max® line to mass merchants, along with the negative impact of freight and commodity inflation as related price recovery increases with customers were not yet in effect. On a year-to-date basis, operating profit was $88 million, or 13.7% of net sales, compared to $83 million, or 16.0% of net sales, in 2005. Approximately $8 million of non-reoccurring inventory step-up purchase amortization is reflected in the 2006 results which negatively impacted operating margin by 130 basis points. The remaining operating profit rate decline is due to recently acquired companies and the impact of inflation.

Industrial Tools:    Industrial Tools sales of $463 million in the second quarter of 2006 increased 33% from $348 million in the second quarter of 2005, entirely attributable to $115 million from Facom and other small acquisitions. Favorable performance by the Mac Tools and storage businesses was offset by the decreases in the fastening systems and assembly technologies businesses. The Bostitch decline in net sales was driven by price erosion; however unit volume sales were stable representing an improvement over the weak volume in the first quarter of 2006. The assembly technologies business continues to be negatively impacted by excess capacity issues and related reductions in capital investments relating to the ‘‘Big 3’’ automakers. Based on strategies implemented in the first quarter of 2006 focusing on improving distributor retention, the Mac Tools business showed improvement as route averages were up 5% from the prior year and distributor headcount reflected double-digit growth from the first quarter of 2006. The storage business benefited from strong demand. Year-to-date net sales from continuing operations were $914 million in 2006 as compared to $697 million in 2005 with acquisitions accounting for $229 million or 33% of the increase, while volume decreased 1% with price and currency remaining flat. The factors resulting in the Industrial Tools’ six month net sales performance are primarily the same items discussed previously pertaining to the second quarter results.

The operating profit for the Industrial Tools segment as a whole was $45 million, or 9.8% of net sales, for the second quarter of 2006, compared to $38 million, or 10.9% of net sales, for the second quarter of 2005. Acquisitions contributed $15 million of operating profit in the quarter. The decline in the operating profit rate is due to $3 million of non-cash inventory step-up amortization associated with purchase accounting, mainly for the Facom acquisition. The remaining 40 basis point decline in operating margin was driven by cost inflation for the segment as a whole, as well as unfavorable pricing and sales mix experienced by fastening systems. Management continued to implement cost reduction plans to improve the performance of this business during the quarter. Additionally, the acquisition of Besco and opening of a new manufacturing facility in China during the first quarter of 2006 will strategically aid Bostitch’s long term cost competitiveness and vitality. The decline in fastening system’s operating margin was partially offset by the inclusion of the Facom acquisition and improved Mac Tools business margins based on distributor retention initiatives. Year-to-date operating profit for the Industrial Tools segment as a whole was $74 million, or 8.1% of net sales, for 2006, compared to $75 million, or 10.7% of net sales, for 2005. Approximately $13 million of non-reoccurring inventory step-up amortization is reflected in the 2006 results which negatively impacted operating margin by about 140 basis points, and the remaining decrease in operating margin rate is principally due to the same matters discussed with respect to the second quarter.

Security Solutions:    Security Solutions sales increased 9% to $224 million in the second quarter of 2006 from $205 million in the second quarter of 2005. Acquisitions contributed 4% growth, while organic volume increased 4%, pricing was flat and there was favorable foreign currency impact of 1%. The increase in volume was driven by the access technologies business and growth in the U.S. system integration business. The U.S. integration business benefited from timely execution of long lead time backlog generated over the past few quarters as the business continues to use its increasing infrastructure from recently acquired companies to secure market share in this growing sector of the security industry. Year-to- date net sales from continuing operations were $432 million in 2006 as compared to $395 million in 2005, an increase of 9%. Of such increase, acquisitions accounted for 5%, volume 3%, while pricing and currency collectively contributed 1%. Backlog for the Security Solutions segment remained strong at the end of the second quarter reflecting the seasonality associated with this business.

The Security Solutions segment’s operating margin was $36 million or 16.1% of net sales for the second quarter of 2006 as compared with $32 million or 15.7% in the prior year. Aside from acquisitions the operating margin was 16.7% of net sales. The improved operating margin rate is primarily driven by increased organic sales volume and lower SG&A resulting from the continued cost reduction and integration activities successfully implemented over the past year, partially offset by a higher mix of sales attributable to the lower margin integration business. On a year-to-date basis, operating margin was $63 million or 14.6% of net sales in 2006 compared to $57 million or 14.4% of net sales in the corresponding 2005 period. 2006 operating results were negatively impacted by inflation as well as cost performance issues experienced by the recently acquired Sielox integration business.

Restructuring

2006 Actions:    During the first quarter of 2006, the Company initiated a $13 million cost reduction action in order to respond to inventory corrections taken in December 2005 and early 2006 by several large home center and mass merchant customers, as well as to enhance its cost competitiveness. The action consisted of the severance of approximately 370 employees across multiple businesses. Severance charges amounting to $7 million from the action were recorded in restructuring charges; $4 million from a European pension plan curtailment was recorded in other, net; and $2 million of related consulting costs were recorded in SG&A. An additional charge of $1 million was recorded in the second quarter of 2006 relating to the severance of approximately 133 employees, primarily within the Industrial Tools segment. Of the restructuring charge, $2 million was recorded in the Consumer

Products segment, $3 million in Industrial Tools, and $3 million in Security Solutions. To date, $6 million of cash has been expended with $2 million of the severance accrual remaining as of July 1, 2006.

In addition, the Company recorded a $1 million restructuring charge during the second quarter of 2006 to commence plans to improve the cost competitiveness of the fastening systems business as well as the continued integration of the Security Solutions growth platform. Of the restructuring charge, $0.6 million was recorded in the Industrial Tools segment and $0.4 million in Security Solutions.

2005 Actions:    During 2005, the Company initiated a $5.1 million cost reduction program at various businesses related to the severance of approximately 170 employees. Of this charge, $4.6 million was recorded in 2005, $0.4 million was recorded during the first quarter of 2006 and $0.1 million was recorded during the second quarter of 2006. Approximately $5 million has been utilized to date.

Acquisition Related:    The Company has identified integration strategies for the Facom and National acquisitions which will be executed during 2006 and early 2007. In connection with National, the Company recorded $5 million relating to the severance of approximately 100 employees to the purchase price allocation which has nearly been utilized as of July 1, 2006. Such accrual is based on the execution of the initial phase of acquisition date identified integration plans that will continue to be executed throughout 2006. No accrual has been recorded to the Facom purchase price allocation as of July 1, 2006, aside from restructuring accruals pre-dating the acquisition date. Further accruals will be recorded to the purchase price allocations for both acquisitions as execution of integration plans occurs.

In connection with its second quarter 2005 acquisition of Precision, the Company recorded an additional $1 million restructuring accrual to the purchase price allocation during the first quarter of 2006 based on a plant closure and related severance of approximately 70 employees. The total restructuring accrual recorded to the purchase price allocation since acquisition amounts to $3 million, chiefly for the severance of approximately 70 employees, which has substantially been expended as of July 1, 2006.

FINANCIAL CONDITION

Liquidity, Sources and Uses of Capital:

Operating and Investing Activities:    Cash flow from operations was $117 million in the second quarter of 2006 compared to $77 million in 2005. On a year to date basis, cash flow from operations was $203 million in 2006 compared to $138 million in 2005. This improvement is mainly attributable to favorable working capital, and higher non-cash expenses in 2006 (particularly inventory step-up amortization associated with purchase accounting) versus 2005. Inflows from receivables sales were consistent at $44 million and $43 million in the first halves of 2006 and 2005, respectively.

Capital expenditures were $24 million in the second quarter of 2006 compared to $17 million in 2005. The increase was due to equipment purchases related to new product introductions, upgrade of information systems and the incremental impact of acquisition expenditures. On a year to date basis, 2006 capital expenditures exceeded 2005 capital expenditures by $12 million for the same reasons. The Company expects future capital expenditures to increase approximately in proportion to its sales growth.

Free cash flow, as defined in the following table, was $164 million in the first six months of 2006 compared to $111 million in the corresponding 2005 period, considerably exceeding net earnings from continuing operations. The Company believes free cash flow is an important measure of its liquidity, as well as its ability to fund future growth and provide a dividend to shareowners.

(Millions of Dollars)	2006	2005
Net cash provided by operating activities	$203	$138
Less: capital expenditures	(39)	(27)
Free cash flow	$164	$111

Acquisition spending for the second quarter of 2006 amounted to $27 million, mainly driven by $20 million of debt repayments associated with the 2004 acquisition of Blick as well as a working capital purchase price adjustment related to the first quarter 2006 acquisition of Facom. The corresponding 2005 period reflected $46 million in acquisition spending for the Precision and Sielox businesses. For the first six months of 2006, acquisition spending totaled $519 million, primarily related to Facom and the repayment of acquisition related debt from the Blick acquisition as previously mentioned. Acquisition spending totaled $106 million during the first half of 2005, principally for Security Group, Precision, and Sielox.

Financing Activities:    In January 2006, the Company commenced a stock repurchase program whereby $200 million was expended during the first six months of 2006 to repurchase 4 million outstanding shares of its’ common stock. An additional $1 million of repurchases is unrelated, and arises from routine employee restricted stock sales. As of July 1, 2006, approximately 4.1 million shares of common stock remain authorized for repurchase under a prior authorization by the board of directors. The Company may continue to repurchase shares in the open market or through privately negotiated transactions from time to time pursuant to this prior authorization to the extent management deems warranted based on a number of factors, including the level of acquisition activity, the market price of the Company’s common stock and the current financial condition of the Company.

Net proceeds from short term borrowings amounted to a cash outflow of $36 million in the second quarter of 2006 compared to a $36 million inflow in the second quarter of 2005 as the Company utilized cash flow from operations and repatriation of foreign cash balances to pay down commercial paper during 2006. On a year-to-date basis, short term borrowings generated cash of $110 million in 2006 compared to $141 million in 2005. The 2006 borrowings are due mainly to funding requirements associated with the share repurchase program discussed above, while the 2005 borrowings were used chiefly to fund first half 2005 acquisitions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Approximately $120 million in annual sales are associated with production activities in the Middle East. The operations in this region are supported by tangible assets and facilities in multiple locations with a replacement cost of approximately $65 million (book value of about $30 million). Given the recent war like conditions and related violence in certain areas of the region, it is reasonably possible there could be a disruption in the manufacturing or distribution of the Company's products which could adversely impact future results to the extent, if any, that associated losses are not covered by insurance. For discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer and its Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13c-15(e) of the Securities Exchange Act of 1934), as of July 1, 2006, and pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and its Chief Financial Officer have concluded that, as of July 1, 2006, the Company’s disclosure controls and procedures are effective to allow timely decisions regarding disclosure of material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic Securities and Exchange Commission filings. There has been no change in the Company’s internal controls that occurred during the second quarter of

2006 that have materially affected or are reasonably likely to materially affect the registrant’s internal control over financial reporting. During the fourth quarter of 2005 and the first six months of 2006, the Company invested approximately $675 million in the acquisition of businesses. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of these recently acquired businesses. As part of its ongoing integration activities, the Company is continuing to incorporate its controls and procedures into these recently acquired businesses.

CAUTIONARY STATEMENT
Under the Private Securities Litigation Reform Act of 1995

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical, including, but not limited to, the statements regarding the Company's ability to: (i) execute its strategy to build a growth platform in security while expanding the valuable branded tools and hardware platforms to engender continuing improvement in profitability over the long-term; (ii) achieve benefits in the areas of product sourcing and procurement from the joint efforts of Facom and the Company’s pre-existing European business; (iii) continue cost reduction actions for National through 2006; (iv) ensure the long-term competitiveness and preservation of the Facom franchise; (v) reducing the fastening systems’ business cost structure and pursue business in emerging markets; (vi) recover through pricing actions with customers $15 - $20 million of the anticipated commodity and freight cost inflation of approximately $25 - $30 million for full year 2006; (vii) to improve its fastening business’ long term cost competitiveness and vitality; (viii) execute identified integration strategies for the Facom and National acquisitions during 2006 and early 2007; (ix) expect future capital expenditures to increase approximately in proportion to the Company’s sales growth; and (x) potentially repurchase more of its outstanding common stock, are forward looking statements and are based on current expectations.

These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of risks, uncertainties and important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in the forward looking statements include, without limitation, those set forth under Item 1A Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (together with any material changes thereto contained in subsequent filed Quarterly Reports on Form 10-Q); those contained in the Company’s other filings with the Securities and Exchange Commission; and those set forth below.

The Company’s ability to achieve the results described above is dependent on: (i) the successful implementation of the Company’s growth strategy; (ii) successful integration of, and realization of synergies from, Facom and the Company’s pre-existing European business; (iii) the Company’s ability to significantly reform Facom’s cost structure; (iv) the ability of the Company to successfully integrate the Besco acquisition and Besco’s continued brand strength in Asia; (v) the success of the Company’s pricing actions with customers; (vi) continued progress of the integration of the recent National acquisition; (vii) Management’s ability to develop cost reduction plans to improve the performance of the fastening systems business including efficient operation of its new manufacturing facility in China; (viii) the success of the Company’s efforts to efficiently and promptly integrate its recently announced (as well as future) acquisitions; (ix) the level of acquisition activity, the market price of the Company’s common stock and the current financial condition of the Company; (x) the Company’s success at new product development and identifying new markets; (xi) the Company’s ability to generate free cash flow and maintain a strong debt to capital ratio; (xii) continued improvements in productivity and cost reductions; (xiii) the identification of overhead cost reduction opportunities including strategic dispositions and effective execution of the same; (xiv) the Company’s successful settlement of routine tax audits; (xv) the ability of the Company to generate earnings sufficient to realize future income tax benefits during periods when temporary differences become deductible; (xvi) the continued ability of the Company to access credit markets under satisfactory terms; (xvii) satisfactory payment terms under which the Company buys and sells goods, materials and products; (xviii) the ability of the

Company to fulfill increasing demand for its products; (ixx) changes in trade, monetary, tax and fiscal policies and laws; (xx) the strength of the U.S. economy; and (xxi) the impact of events that cause or may cause disruption in the Company’s distribution and sales networks such as war, terrorist activities, political unrest and recessionary or expansive trends in the economies of the countries in which the Company operates.

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

There have been no material changes to the risk factors as disclosed in the Company’s 2005 Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 1, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the six months ended July 1, 2006:

2006	(a) Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Program	Maximum Amount of Dollar Value of Shares That May Yet Be Purchased Under The Program
January 1 – February 4	757,025	$48.50	753,300	$163,133,496
February 5 – March 4	1,632,338	$49.89	1,617,800	$82,749,757
March 5 – April 1	1,163,100	$50.59	1,163,100	$23,909,590
April 2 – May 6	425,107	$52.21	422,700	$1,844,771
May 7 – June 3	32,000	$52.89	32,000	$152,406
June 4 – July 1	1,317	$49.46	—	$152,406
	4,010,887	$50.10	3,988,900

On January 25, 2006, the Company announced its intention to repurchase $200 million of its common stock during the first half of 2006. This repurchase was substantially complete as of July 1, 2006. As of July 1, 2006, approximately 4.1 million shares of common stock remain authorized for repurchase under a prior authorization by the board of directors. The Company may continue to repurchase shares in the open market or through privately negotiated transactions from time to time pursuant to this prior authorization to the extent management deems warranted based on a number of factors, including the level of acquisition activity, the market price of the Company’s common stock and the current financial condition of the Company.

(a) This column includes 21,987 shares of common stock that were deemed surrendered to the Company by participants in various of the Company’s benefit plans to satisfy the taxes related to the vesting or delivery of a combination of restricted share units and long-term incentive shares under those plans.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting was held on April 26, 2006.

(i)	The following directors were elected at the meeting:

	Shares Voted For	Shares Withheld
Eileen S. Kraus	54,346,987	18,397,416
Lawrence A. Zimmerman	66,268,696	6,475,707

The Company’s directors whose term of office continued after the Annual Meeting are John G. Breen, Virgis W. Colbert and John F. Lundgren, each of whose term of office as a director continues until the Company’s annual meeting of stockholders in 2007, and Stillman B. Brown, Emmanuel A. Kampouris and Kathryn D. Wriston, each of whose term of office as a director continues until the Company’s annual meeting of stockholders in 2008.

(ii)	Ernst & Young LLP was approved as the Company's independent auditors for the year 2006 by the following vote:

FOR:	69,647,088	AGAINST:	2,439,112
ABSTAIN:	658,854

(iii)	The Stanley Works 2006 Management Incentive Compensation Plan was approved by the following vote:

FOR:	57,764,270	AGAINST:	6,060,853
ABSTAIN:	1,265,314	BROKER NON VOTES:	7,654,617

(iv)	Amendments to The Stanley Works 2001 Long-Term Incentive Plan and The Stanley Works 1997 Long-Term Incentive Plan were approved by the following vote:

FOR:	55,915,331	AGAINST:	7,597,324
ABSTAIN:	1,577,782	BROKER NON VOTES:	7,654,617

(v)	A shareholder proposal urging the Company’s Board of Directors to take the necessary steps to require that all members of the Board of Directors be elected annually was approved by the following vote:

FOR:	44,831,665	AGAINST:	19,289,834
ABSTAIN:	968,938

ITEM 6.    EXHIBITS

4 (i)	Form of Exchange 5.902% Fixed Rate/Floating Rate Junior Subordinated Debt Securities due December 1, 2045 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 filed on April 6, 2006).

(ii)	Certificate of Trust of The Stanley Works Capital Trust I (incorporated by reference to Exhibit 4.5 of the Registration Statement on Form S-4 filed on April 6, 2006).

(iii)	Form of Exchange 5.902% Fixed Rate/Floating Rate Enhanced Trust Preferred Securities (liquidation amount $1,000 per preferred security)(incorporated by reference to Exhibit 4.8 the Registration Statement on Form S-4 filed on April 6, 2006).

10 (i)	The Stanley Works 1997 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 27, 2006).

(ii)	The Stanley Works 2001 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 27, 2006).

(iii)	The Stanley Works 2006 Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 27, 2006).

(iv)	Summary of Material Terms and Conditions Applicable to Long-Term Performance Awards issued under The Stanley Works 1997 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on April 27, 2006).

(v)	Form of Award Agreement for the Long-Term Performance Award Program for the period January 1, 2006 through January 3, 2009 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on April 27, 2006).

(vi)	Description of the performance criteria and range of certain awards under the Long-Term Performance Award Program for the period January 1, 2006 through January 3, 2009 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on April 27, 2006).

11	Statement re Computation of Per Share Earnings (the information required to be presented in this exhibit appears in Note C to the Company's Condensed Consolidated Financial Statements set forth in this Quarterly Report on Form 10-Q)

31(i)	(a) Certification by Chairman and Chief Executive Officer pursuant to Rule 13a-14(a)

(b) Certification by Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a)

32	(i) Certification by Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(ii) Certification by Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE STANLEY WORKS
Date: July 28, 2006	By:	/s/ James M. Loree
James M. Loree Executive Vice President and Chief Financial Officer