Form 10-Q
period 2006-09-30
STANLEY WORKS
filed 2006-10-27
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

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

Yes     No

81,304,358 shares of the registrant’s common stock were outstanding as of October 10, 2006

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE STANLEY WORKS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND OCTOBER 1, 2005
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	THIRD QUARTER		YEAR TO DATE
	2006	2005	2006	2005
NET SALES	$1,012.7	$834.9	$2,999.3	$2,445.9
COSTS AND EXPENSES
Cost of sales	$634.9	$530.6	$1,912.9	$1,553.9
Selling, general and administrative	229.1	175.2	710.4	545.7
Provision for doubtful accounts	2.8	3.9	4.9	6.2
Interest expense	17.6	9.4	52.8	27.6
Interest income	(1.1)	(1.3)	(3.3)	(3.7)
Other, net	15.4	12.6	45.6	34.1
Restructuring charges	0.9	2.3	10.0	3.9
	$899.6	$732.7	$2,733.3	$2,167.7
Earnings from continuing operations before income taxes	113.1	102.2	266.0	278.2
Income taxes	22.9	25.8	62.3	70.7
Net earnings from continuing operations	$90.2	$76.4	$203.7	$207.5
Earnings (loss) from discontinued operations (including loss on disposal of $1.5 million in 2006) before income taxes	0.5	0.4	(1.0)	2.6
Income taxes (benefits) on discontinued operations	0.2	(0.1)	(0.2)	0.7
Net earnings (loss) from discontinued operations	$0.3	$0.5	$(0.8)	$1.9
NET EARNINGS	$90.5	$76.9	$202.9	$209.4
NET EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Basic:
Continuing operations	$1.11	$0.92	$2.49	$2.50
Discontinued operations	—	—	(0.01)	0.02
Total basic earnings per common share	$1.11	$0.92	$2.48	$2.52
Diluted:
Continuing operations	$1.09	$0.89	$2.43	$2.43
Discontinued operations	—	—	(0.01)	0.02
Total diluted earnings per common share	$1.09	$0.90	$2.43	$2.46
DIVIDENDS PER SHARE OF COMMON STOCK	$0.30	$0.29	$0.88	$0.85
Average shares outstanding (in thousands):
Basic	81,206	83,566	81,853	83,160
Diluted	82,867	85,483	83,669	85,242

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
(Unaudited, Millions of Dollars)

	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$241.3	$657.8
Accounts and notes receivable	763.8	609.6
Inventories	619.2	460.7
Other current assets	98.7	84.2
Assets held for sale	2.5	13.3
Total current assets	1,725.5	1,825.6
Property, plant and equipment	1,552.8	1,297.0
Less: accumulated depreciation	1,054.8	829.9
	498.0	467.1
Goodwill	1,083.6	740.9
Trademarks	306.0	119.2
Customer relationships	161.7	157.6
Other intangible assets	60.9	42.7
Other assets	202.2	192.0
Total assets	$4,037.9	$3,545.1
LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities
Short-term borrowings	$241.0	$148.1
Current maturities of long-term debt	81.4	22.1
Accounts payable	434.8	327.7
Accrued expenses	507.8	374.3
Liabilities held for sale	—	3.1
Total current liabilities	1,265.0	875.3
Long-term debt	823.3	895.3
Other liabilities	448.5	329.6
Commitments and contingencies (Note H)
Shareowners' equity
Common stock, par value $2.50 per share	237.7	237.7
Retained earnings	1,816.2	1,657.2
Accumulated other comprehensive loss	(46.4)	(91.3)
ESOP	(102.7)	(108.2)
	1,904.8	1,695.4
Less: cost of common stock in treasury	403.7	250.5
Total shareowners' equity	1,501.1	1,444.9
Total liabilities and shareowners' equity	$4,037.9	$3,545.1

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND OCTOBER 1, 2005
(Unaudited, Millions of Dollars)

	THIRD QUARTER		YEAR TO DATE
	2006	2005	2006	2005
OPERATING ACTIVITIES
Net earnings	$90.5	$76.9	$202.9	$209.4
Depreciation and amortization	30.0	23.4	91.3	70.7
Restructuring charges	0.9	2.3	10.0	3.9
Changes in working capital	(43.5)	(45.2)	(42.0)	(70.6)
Changes in other assets and liabilities	39.4	17.2	57.6	(1.1)
Cash provided by operating activities	117.3	74.6	319.8	212.3
INVESTING ACTIVITIES
Capital expenditures	(21.2)	(17.0)	(59.8)	(44.0)
Proceeds (taxes paid) from sale of business	—	(1.9)	0.9	(20.6)
Business acquisitions and asset disposals	(24.4)	(2.3)	(540.2)	(108.4)
Other investing activities	(0.8)	(0.1)	2.8	(12.7)
Cash used in investing activities	(46.4)	(21.3)	(596.3)	(185.7)
FINANCING ACTIVITIES
Payments on long-term debt	(0.9)	(7.2)	(1.8)	(21.8)
Net short-term borrowings	(24.2)	(29.8)	85.7	112.5
Cash dividends on common stock	(24.3)	(24.2)	(71.6)	(70.6)
Purchase of common stock for treasury	(0.1)	—	(201.2)	—
Other financing activities	11.9	18.5	46.0	30.6
Cash (used in) provided by financing activities	(37.6)	(42.7)	(142.9)	50.7
Effect of exchange rate changes on cash	0.9	1.9	2.9	10.8
Change in cash and cash equivalents	34.2	12.5	(416.5)	88.1
Cash and cash equivalents, beginning of period	207.1	325.6	657.8	250.0
CASH AND CASH EQUIVALENTS, END OF PERIOD	$241.3	$338.1	$241.3	$338.1

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
BUSINESS SEGMENT INFORMATION
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND OCTOBER 1, 2005
(Unaudited, Millions of Dollars)

	THIRD QUARTER		YEAR TO DATE
	2006	2005	2006	2005
NET SALES
Consumer Products	$347.9	$289.8	$989.4	$808.3
Industrial Tools	432.8	332.7	1,346.4	1,030.1
Security Solutions	232.0	212.4	663.5	607.5
Total	$1,012.7	$834.9	$2,999.3	$2,445.9
OPERATING PROFIT
Consumer Products	$64.0	$57.0	$152.0	$140.0
Industrial Tools	41.6	29.8	115.6	104.6
Security Solutions	40.3	38.4	103.5	95.5
Total	$145.9	$125.2	$371.1	$340.1
Interest, net	16.5	8.1	49.5	23.9
Other, net	15.4	12.6	45.6	34.1
Restructuring charges	0.9	2.3	10.0	3.9
Earnings from continuing operations before income taxes	$113.1	$102.2	$266.0	$278.2

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), ‘‘Share-Based Payment’’, (‘‘SFAS 123R’’), utilizing the modified prospective method whereby prior periods are not restated for comparability. SFAS 123R requires recognition of stock-based compensation expense in the statement of operations over the vesting period based on the fair value of the award at the grant date. Previously, the Company used the intrinsic value method under Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ (‘‘APB 25’’), as amended by related interpretations of the FASB. Under APB 25, no compensation cost was recognized for stock options because the quoted market price of the stock at the grant date was equal to the amount per share the employee had to pay to acquire the stock after fulfilling the vesting period. SFAS 123R supersedes APB 25 as well as Statement of Financial Accounting Standards No. 123, ‘‘Accounting for Stock-Based Compensation’’, which permitted pro forma footnote disclosures to report the difference between the fair value method and the intrinsic value method. The Company recognized expense for restricted share grants under the previous guidance, so the impact from adopting SFAS 123R pertains to the requirement to expense stock options (including employee stock purchase plan options). For the nine month period ended September 30, 2006, the Company expensed $6.7 million (pre-tax) for stock options, principally classified in selling, general and administrative expense, in the consolidated statement of operations; the after-tax impact of $4.5 million, reduced diluted earnings per share by five cents, representing the impact of adopting SFAS 123R.

The following table provides the pro forma effect on net earnings as if the fair-value-based measurement method had been applied to all stock-based compensation for the nine month period ended October 1, 2005:

Year to Date
(Millions of Dollars)	2005
Net earnings, as reported	$209.4
Add: Stock-based compensation expense included in reported income, net of related tax effects	5.9
Less: Stock-based compensation expense determined under fair value method, net of related tax effects	8.7
Pro forma net earnings, fair value method	$206.6
Earnings per share:
Basic, as reported	$2.52
Basic, pro forma	$2.48
Diluted, as reported	$2.46
Diluted, pro forma	$2.42

Common stock shares reserved for issuance under various employee and director stock plans at September 30, 2006 are as follows:

2006
Employee stock purchase plan	3,363,834
Stock-based compensation plans	6,328,530
Total	9,692,364

For share-based grants made in 2005 and earlier years, the Company used the ‘‘accelerated method’’ of expense attribution under Financial Accounting Standards Board Interpretation No. 28 (‘‘FIN 28’’). Effective January 1, 2006 with the adoption of SFAS 123R, the Company elected to change its policy to straight-line expense attribution for all grants made in 2006 and subsequent periods.

Stock Options

Stock options are granted at the market price of the Company’s stock on the date of grant and have a 10 year term. Generally, stock option grants vest ratably between one and four years from the date of grant. The expense for stock options granted to retirement eligible employees (those aged 55 and over and with 10 or more years of service) is recognized by the date they became retirement eligible, or on the date of grant if they are already retirement eligible, as such employees may retain their options for the 10 year contractual term in the event they retire prior to the end of the vesting period stipulated in the grant.

The following describes how certain assumptions affecting the estimated fair value of stock options are determined. The dividend yield is computed as the annualized dividend rate at the date of grant divided by the strike price of the stock option; expected volatility is based on an average of the market implied volatility and historical volatility for the 5 year expected life; the risk-free interest rate is based on U.S. Treasury securities with maturities equal to the expected life of the option; and an eight percent forfeiture rate is assumed. The Company uses historical data in order to estimate exercise, termination and holding period behavior for valuation purposes.

A summary of stock option activity during the nine months ending September 30, 2006 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2005	9,559,604	$34.06
Granted	32,000	48.62
Exercised	(1,278,015)	31.24
Forfeited	(195,375)	37.45
Outstanding at September 30, 2006	8,118,214	$34.43	5.4	$125,158,552
Exercisable at September 30, 2006	5,247,465	$31.66	4.3	$95,438,658

The weighted average vesting period used for 2006 and 2005 grants is 2.5 years. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used to value the grants for the nine month period ended September 30, 2006 were: 2.4% dividend yield; 27% volatility; 4.5% risk-free interest rate; and 5 year expected life. The weighted average assumptions used to value the grants for the nine month period ended October 1, 2005 were: 2.4% dividend yield; 27% volatility; 4.4% risk-free interest rate; and 5 year expected life. During the nine month periods ended September 30, 2006 and October 1, 2005, the weighted average fair value of stock options granted was $11.96 and $11.43, respectively.

At September 30, 2006, the Company had $7.9 million of unrecognized pre-tax compensation expense for stock options. This expense will be recognized over the remaining vesting periods which is 1.0 year on a weighted average basis.

For the nine month period ended September 30, 2006, the Company received $40.1 million in cash from the exercise of stock options. The related tax benefit to be realized from the exercise of these options is $9.1 million. During the nine month periods ended September 30, 2006 and October 1, 2005, the total intrinsic value of options exercised was $25.1 million and $19.7 million, respectively. When options are exercised, the related shares are issued from treasury stock.

SFAS 123R requires the benefit arising from tax deductions in excess of recognized compensation cost to be classified as a financing cash flow rather than as an operating cash flow as all such tax benefits were classified under earlier accounting guidance.  To quantify the recognized compensation cost on which the excess tax benefit is computed, both actual compensation expense recorded following the adoption of SFAS 123R on January 1, 2006 and pro-forma compensation cost reported in disclosures under the previous SFAS 123 standard in earlier periods is considered. An excess tax benefit is generated on the extent to which the actual gain, or spread, an optionee receives upon exercise of an option exceeds the fair value determined at the grant date; that excess spread over the fair value of the option times the applicable tax rate represents the excess tax benefit. For the nine month period ended September 30, 2006, the Company reported $3.3 million of excess tax benefits as a financing cash flow.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (‘‘ESPP’’) enables substantially all employees in the United States and Canada to subscribe at any time to purchase shares of common stock on a monthly basis at the lower of 85% of the fair market value of the shares on the grant date ($40.37 per share for year 2006 purchases and $35.21 for year 2005 purchases) or 85% of the fair market value of the shares on the last business day of each month. A maximum of 6,000,000 shares are authorized for subscription. During the nine month periods ended September 30, 2006 and October 1, 2005, shares totaling 48,496 and 71,236, respectively, were issued under the plan at average prices of $38.83 and $32.47 per share, respectively; and the intrinsic value of the ESPP purchases was $0.5 million and $1.0 million, respectively. For the nine month period ended September 30, 2006, the Company received $1.9 million in cash from ESPP purchases, and there is no related tax benefit. The fair value of ESPP shares was estimated using the Black Scholes option pricing model. The weighted average fair value of purchase rights exercised under the plan, and the associated valuation assumptions, for the nine month periods ended September 30, 2006 and October 1, 2005 follows:

	2006	2005
Fair value per share	$9.38	$10.47
Dividend yield	2.4%	2.4%
Expected volatility	23.0%	20.0%
Risk-free interest rate	4.0%	2.8%
Expected life	0.3yr	0.3yr

Restricted Share Units

Compensation cost for restricted share units (‘‘RSU’s’’) granted to employees is recognized ratably over the vesting term, which varies but is generally 1 to 4 years. Non-employee members of the Board of Directors receive payment for their service on the Board in the form of RSU’s which are expensed immediately. For the nine month periods ended September 30, 2006 and October 1, 2005, RSU grants totaled 32,000 shares and 20,000 shares, respectively; the weighted-average grant date fair value of RSU’s was $46.27 and $45.90 per share, respectively; total compensation expense recognized for RSU’s amounted to $2.9 million and $1.8 million, respectively; and the related tax benefit recorded was $0.7 million and $0.4 million, respectively. As of September 30, 2006, unrecognized compensation expense for RSU’s amounted to $3.9 million and this cost will be recognized over a weighted-average period of 1.1 years.

A summary of non-vested restricted stock unit activity as of September 30, 2006, and changes during the nine month period then ended is as follows:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2005	238,850	$42.32
Granted	32,000	46.27
Vested	(70,084)	35.55
Forfeited	(14,938)	45.55
Non-vested at September 30, 2006	185,828	$43.69

The total fair value of shares vested (market value on the date vested) during the nine month periods ended September 30, 2006 and October 1, 2005 was $3.5 million and $0.1 million, respectively.

Additionally, non-employee members of the Board of Directors received restricted share-based grants which must be cash settled and accordingly mark-to-market accounting is applied. The after-tax expense recognized for such grants was $0.5 million and $0.4 million for the nine month periods ended September 30, 2006 and October 1, 2005, respectively.

Finally, the Company has made performance-based restricted share grants under its long-term stock incentive plan (‘‘LTSIP’’) to senior management employees. The shares will be issued only if future performance targets for earnings per share and return on capital employed are achieved. The Company has accrued for the expected issuance of shares based on estimates of future performance in relation to the targets. For the nine month periods ended September 30, 2006 and October 1, 2005, expense recognized for the LTSIP plans amounted to $5.4 million and $6.5 million, respectively; and the related tax benefit recorded was $1.9 million and $2.3 million, respectively.

C.    Earnings Per Share

The following table reconciles the weighted average shares outstanding used to calculate basic and diluted earnings per share for the three and nine month periods ended September 30, 2006 and October 1, 2005:

	Third Quarter		Year to Date
	2006	2005	2006	2005
Numerator (in millions):
Net earnings – basic and diluted	$90.5	$76.9	$202.9	$209.4
Denominator (in thousands):
Basic earnings per share – weighted average shares	81,206	83,566	81,853	83,160
Dilutive effect of stock options and awards	1,661	1,917	1,816	2,082
Diluted earnings per share – weighted average shares	82,867	85,483	83,669	85,242
Earnings per share of common stock:
Basic	$1.11	$0.92	$2.48	$2.52
Diluted	$1.09	$0.90	$2.43	$2.46

D.    Comprehensive Income

Comprehensive income (loss) for the three and nine month periods ended September 30, 2006 and October 1, 2005 is as follows (in millions):

	Third Quarter		Year to Date
	2006	2005	2006	2005
Net earnings	$90.5	$76.9	$202.9	$209.4
Other comprehensive income (loss), net of tax	8.4	7.0	44.9	(29.4)
Comprehensive income	$98.9	$83.9	$247.8	$180.0

Other comprehensive income (loss) is primarily the impact of foreign currency translation.

E.    Inventories

The components of inventories at September 30, 2006 and December 31, 2005 are as follows (in millions):

	2006	2005
Finished products	$448.0	$348.9
Work in process	61.9	38.8
Raw materials	109.3	73.0
Total inventories	$619.2	$460.7

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

2006 Acquisitions

On January 1, 2006, the Company completed the acquisition of Facom S.A. (‘‘Facom’’) for 410 million euros ($483.3 million) which was financed with a combination of cash on hand and debt issuance. Facom, based in France, is a leading European manufacturer of hand and mechanics tools with annual revenues approximating $445 million. Facom designs, manufactures and markets the majority of its tool product range to professional automotive and industrial end users with its well-known industrial tool brands: Facom®, Virax® and USAG®. Facom operates primarily within the premium industrial and automotive tools sector in Europe, while the Company’s pre-existing European customer base is focused mainly on the construction and D-I-Y (‘‘do-it-yourself’’) channels. Facom is primarily included in the Company’s Industrial Tools segment with its minor D-I-Y business included in the Consumer Products segment.

As of July 31, 2006, the Company completed a tender offer to acquire approximately 67% of the outstanding shares of Besco Pneumatic Corporation (‘‘Besco’’), a leading manufacturer of pneumatic tools for $38.9 million in cash. Over the next five years, the Company will have the option to increase its ownership by an additional 15% to an ultimate ownership of 82%. Besco, which is headquartered in Taiwan and also has operations in China, possesses state-of-the-art research and development capabilities and efficient production facilities. Besco is currently one of Stanley fastening system’s largest suppliers and approximately half of its 2005 sales of $38 million were to the Company. The acquisition is a key step in reducing the fastening system business’ existing cost structure and will facilitate the pursuit of business in emerging markets aided by Besco’s brand strength in Asia.

The Company also made four small acquisitions relating to its access technologies, European security integration and fastening systems businesses for a combined purchase price of $25.5 million.

The total purchase price of $547.7 million (inclusive of a $2.4 million hold-back note payable) for the 2006 acquisitions reflects transaction costs and is net of cash acquired. Amounts allocated to the assets acquired and liabilities assumed are based on estimates of fair value. The purchase price allocation of Besco includes 100% of the acquired assets and liabilities, of which $22.1 million is a non-controlling interest that is reflected in Other liabilities.

The purchase price allocations for the 2006 acquisitions are not complete. The primary open matters relate to the finalization of intangible asset and fixed asset valuations, restructuring accruals, deferred taxes, environmental liabilities, employee benefit accruals and other minor items. As of September 30, 2006, the preliminary allocation of the purchase price for the 2006 acquisitions was to the following major opening balance sheet categories:

(In Millions)	First Half 2006 Acquisitions	Adjustments during Third Quarter	As Adjusted First Half 2006 Acquisitions	Third Quarter Acquisitions	Total Acquisitions 9/30/2006
Current assets (primarily accounts receivable and inventories)	$260.8	$4.4	$265.2	$12.7	$277.9
Property, plant and equipment	44.4	0.1	44.5	11.8	56.3
Goodwill	203.1	32.4	235.5	49.4	284.9
Trade names	175.4	—	175.4	1.2	176.6
Customer relationships	11.4	—	11.4	7.8	19.2
Patents and technology	16.5	—	16.5	1.9	18.4
Other intangible assets	1.6	—	1.6	—	1.6
Other long-term assets (primarily deferred tax assets)	23.4	(17.1)	6.3	—	6.3
Total assets	$736.6	$19.8	$756.4	$84.8	$841.2
Current liabilities	$161.9	$45.9	$207.8	$4.7	$212.5
Deferred tax liabilities	25.9	(10.6)	15.3	2.9	18.2
Other liabilities (primarily employee benefits and non-controlling interest)	50.5	(8.7)	41.8	23.4	65.2
Total liabilities	$238.3	$26.6	$264.9	$31.0	$295.9

The adjustments to the purchase price allocation recorded during the third quarter primarily pertain to the recording of restructuring accruals and the related impact on employee benefit liabilities and deferred tax assets/liabilities arising from the Facom acquisition. These restructuring related adjustments are preliminary and will require further actuarial and tax procedures to finalize.

The weighted average useful lives assigned to the amortizable assets identified above are trade names – 8 years; customer relationships – 13 years; patents and technology – 14 years; and other intangible assets – 10 years. The amount allocated to the trade names includes $171.6 million associated with the Facom acquisition (Facom®, Virax®, and USAG®) which have been determined to have indefinite lives.

2005 Acquisitions

As described in further detail in Note F Acquisitions of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, the Company completed 8 acquisitions during 2005 for an aggregate purchase price of $288.9 million. The acquisitions were made pursuant to the Company’s profitable growth strategy which includes expanding the security and branded tools/hardware growth platforms.

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

Five of the remaining completed acquisitions related to the Security Solutions segment for an aggregate purchase price of $104.3 million and two with a combined purchase price of $10.4 million related to the Industrial Tools segment. The total purchase price for the 2005 acquisitions (inclusive of a $6.9 million hold-back note payable) reflects transaction costs and is net of cash acquired, and was allocated to the assets acquired and liabilities assumed based on their estimated fair values.

As of September 30, 2006, the allocation of the purchase price for the 2005 acquisitions was to the following major opening balance sheet categories (in millions):

	12/31/2005	Adj.	4/1/2006	Adj.	7/1/2006	Adj.	9/30/2006
Current assets (primarily accounts receivable and inventories)	$126.2	$(4.1)	$122.1	$(2.4)	$119.7	$0.6	$120.3
Property, plant and equipment	69.7	(18.1)	51.6	—	51.6	(0.4)	51.2
Goodwill	117.2	24.0	141.2	0.4	141.6	1.2	142.8
Trade names	31.1	(0.5)	30.6	—	30.6	—	30.6
Customer relationships	37.0	3.0	40.0	—	40.0	—	40.0
Patents and technology	3.3	—	3.3	—	3.3	—	3.3
Other intangible assets	1.7	—	1.7	—	1.7	—	1.7
Other long-term assets	3.6	—	3.6	4.6	8.2	(2.0)	6.2
Total assets	$389.8	$4.3	$394.1	$2.6	$396.7	$(0.6)	$396.1
Current liabilities	$58.8	$5.9	$64.7	$1.9	$66.6	$(1.9)	$64.7
Deferred tax liabilities	16.6	(2.2)	14.4	(1.2)	13.2	5.2	18.4
Other liabilities (primarily employee benefits)	32.8	0.3	33.1	1.6	34.7	(3.7)	31.0
Total liabilities	$108.2	$4.0	$112.2	$2.3	$114.5	$(0.4)	$114.1

The adjustments made in the first nine months of 2006 primarily relate to the finalization of external intangible asset valuations, initial fixed asset valuations, and related deferred taxes associated with the National acquisition. Adjustments to reflect the fair value of the assets acquired and liabilities assumed are complete for the Security Group, EVS, Rolatape, Precision, Sielox, ABZ and Pinnacle acquisitions. However, the purchase price allocation for the National acquisition is preliminary, mainly with respect to final execution of acquisition date integration plans, fixed asset valuations, deferred taxes and other minor items.

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

Pre-Acquisition Pro Forma Earnings

The pro forma amounts below reflect net sales, net earnings and diluted earnings per share that would have been reported if the 2006 and 2005 acquired companies had been included in the consolidated statements of operations for the entire first nine months of 2006 and 2005. Non-recurring expenses of the acquired companies primarily for interest expense, income tax and restructuring have been eliminated, while the impact of the Company’s effective tax rate, inventory step-up amortization and increased intangible asset amortization expense have been included in the results below (in millions, except per share amounts):

	Q1 2006	Q2 2006	Q3 2006	YTD 2006
Net sales	$983.9	$1,030.8	$1,020.0	$3,034.7
Net earnings	$53.1	$77.9	$91.6	$222.6
Diluted earnings per share	$0.63	$0.94	$1.11	$2.66

	Q1 2005	Q2 2005	Q3 2005	YTD 2005
Net sales	$1,001.4	$1,014.6	$999.5	$3,015.5
Net earnings	$62.6	$74.4	$87.0	$224.0
Diluted earnings per share	$0.74	$0.88	$1.02	$2.63

Operating results for the acquisitions during these pre-acquisition periods are not necessarily indicative of future operating results.

Goodwill

Changes in the carrying amount of goodwill by segment are as follows (in millions):

	Consumer Products	Industrial Tools	Security Solutions	Total
Balance as of December 31, 2005	$159.3	$138.2	$443.4	$740.9
Goodwill acquired during the year	—	271.7	13.2	284.9
Purchase accounting adjustments	20.9	0.1	4.6	25.6
Foreign currency translation / other	0.9	20.1	11.2	32.2
Balance as of September 30, 2006	$181.1	$430.1	$472.4	$1,083.6

G.    Restructuring and Asset Impairments

At September 30, 2006, the restructuring and asset impairment reserve balance was $63.9 million, which the Company expects to be fully expended by the end of 2007. A summary of the Company’s restructuring reserve activity from December 31, 2005 to September 30, 2006 is as follows (in millions):

	12/31/05	Acquisition Impact	Net Additions	Usage	Currency	9/30/06
Acquisitions
Severance	$2.2	$64.2	$0.2	$(9.9)	$—	$56.7
Facility Closure	—	2.4	—	(0.1)	—	2.3
Other	0.1	2.5	—	(0.8)	—	1.8
2006 Actions	—	—	9.3	(7.8)	(0.1)	1.4
Pre-2006 Actions	2.6	—	0.5	(1.5)	0.1	1.7
	$4.9	$69.1	$10.0	$(20.1)	$—	$63.9

2006 Actions:    During 2006, the Company initiated a cost reduction initiative in order to maintain its cost competitiveness and vitality. Approximately $9.3 million was recorded during the first nine months relating to the severance of 575 employees. Approximately $2.2 million of this charge pertained to the Consumer Products segment; $3.5 million to the Industrial Tools segment; and $3.6 million to the Security Solutions segment. Of these amounts, $7.8 million has been utilized to date, with $1.4 million of reserves remaining as of September 30, 2006. In addition to severance, $4.1 million from a European pension plan curtailment was recorded in Other, net and $1.3 million of related consulting costs were recorded in SG&A.

Pre-2006 Actions:    During 2005, the Company initiated a $5.2 million cost reduction in various businesses, of which $4.6 million was recorded in 2005 and $0.6 million was recorded in the first three quarters of 2006. The action was comprised of the severance of approximately 170 employees and the exit of a leased facility. Of this amount, $4.7 million has been utilized to date with $0.5 million of accrual remaining as of September 30, 2006. Approximately $3.7 million of this charge pertained to the Security Solutions segment; $1.0 million to the Industrial Tools segment; and $0.5 million to the Consumer Products segment. In addition, as of September 30, 2006, $1.2 million of reserves remain relating to the Company’s Operation 15 initiative.

Acquisition Related:    During the third quarter of 2006, the Company completed a consultation process with the European Works Council regarding the reorganization of its Facom and Stanley hand tools activities in Europe (the ‘‘Project’’). The Project proposes to, among other things, implement growth strategies and reduce costs by rationalizing manufacturing, logistics, sales and support organizations and will result in the severance of approximately 580 employees, as well as the closure of two legacy Facom factories in France, as well as four legacy Facom distribution centers located in the United Kingdom, Belgium, Germany and Switzerland. The facility rationalization recently commenced and is currently estimated to be completed by the second quarter of 2007. The Company estimates that the total cash expenditures to be incurred related to the Project will be approximately $65 to $75 million, the majority of which has been recorded in the Facom acquisition’s purchase price allocation. In 2006, $58.3 million has been recorded to the initial purchase price allocation and $0.2 million was included as a restructuring charge, of which $0.6 million has been utilized to date, with $57.7 million accrual remaining as of September 30, 2006.

In connection with its acquisition of National, the Company recorded $5.5 million relating to severance costs for approximately 140 employees, to the initial purchase price allocation, of which $5.3 million has been utilized to date, with $0.2 million accrual remaining as of September 30, 2006.

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

The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of September 30, 2006 and December 31, 2005, the Company had reserves of $41.6 million and $21.3 million, respectively, primarily for remediation activities associated with company-owned properties as well as for Superfund sites. The year to date change in environmental reserves mainly relates to the impact of acquired companies, primarily Facom and National.

I.    Guarantees

The Company’s financial guarantees at September 30, 2006 are as follows (in millions):

	Term	Maximum Potential Payment	Liability Carrying Amount
Guarantees on the residual values of leased properties	Up to 6 years	$69.6	$—
Standby letters of credit	Generally 1 year	25.1	3.7
Guarantee on the external Employee Stock Ownership Plan (‘‘ESOP’’) borrowings	Through 2009	4.9	4.9
Commercial customer financing arrangements	Up to 5 years	8.1	4.4
Government guarantees on employees	Up to 3 years from date of hire	0.1	—
		$107.8	$13.0

The Company has numerous assets, predominantly vehicles and equipment, under a one-year term renewable U.S. master personal property lease and is also a party to synthetic leasing programs for two of its major distribution centers. A portion of the residual value related to the synthetic lease and U.S. master personal property lease programs is guaranteed by the Company. The lease guarantees aggregate $69.6 million while the fair value of the underlying assets is estimated at $82.0 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these lease guarantees. The Company has issued $25.1 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs. Shares of the Company’s common stock held by the ESOP were purchased with the proceeds from external borrowings arranged in the 1980’s and borrowings from the Company in 1991. The external ESOP borrowings are guaranteed by the Company and are included in long-term debt. Shareowners’ equity reflects a reduction associated with the internal and external borrowings.

The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors for their initial purchase of the inventory and truck necessary to function as a distributor. In addition, the Company provides a full recourse guarantee to a financial institution that extends credit to certain end retail customers of its U.S. Mac Tool distributors. The gross amount guaranteed in these arrangements is approximately $8.1 million at September 30, 2006, and the $4.4 million fair value of the guarantees issued is recorded in debt and other liabilities as appropriate in the consolidated balance sheet.

The Company has sold various businesses and properties over many years and provided standard indemnification to the purchasers with respect to any unknown liabilities, such as environmental, which may arise in the future that are attributable to the time of the Company’s ownership. There are no material identified exposures associated with these general indemnifications.

The Company provides product and service warranties which vary across its businesses. The types of warranties offered generally range from one year to limited lifetime, while certain products carry no warranty. Further, the Company incurs discretionary costs to service its products in connection with product performance issues. Historical warranty and service claim experience forms the basis for warranty obligations recognized. Adjustments are recorded to the warranty liability as new information becomes available. The changes in the carrying amount of product and service warranties for the nine month period ended September 30, 2006 are as follows (in millions):

Balance as of December 31, 2005	$15.7
Warranties and guarantees issued	15.6
Warranty payments	(14.9)
Acquisitions and other	6.6
Balance as of September 30, 2006	$23.0

J.    Net Periodic Benefit Cost – Defined Benefit Plans

Following are the components of net periodic benefit cost for the three and nine month periods ended September 30, 2006 and October 1, 2005 (in millions):

	Third Quarter
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2006	2005	2006	2005	2006	2005
Service cost	$1.1	$0.5	$0.6	$1.6	$0.3	$0.3
Interest cost	2.1	1.0	3.2	2.8	0.4	0.2
Expected return on plan assets	(2.0)	(0.5)	(4.4)	(3.9)	—	—
Amortization of prior service cost/(credit)	0.3	0.4	—	0.6	—	—
Amortization of net loss/other	0.3	0.2	1.9	0.9	0.1	0.1
Settlement / curtailment (gain)	—	(0.8)	—	—	—	—
Net periodic benefit cost	$1.8	$0.8	$1.3	$2.0	$0.8	$0.6

	Year to Date
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2006	2005	2006	2005	2006	2005
Service cost	$3.3	$1.9	$4.9	$4.8	$0.8	$0.7
Interest cost	6.3	2.9	10.3	8.9	1.1	0.7
Expected return on plan assets	(5.9)	(1.5)	(12.5)	(12.3)	—	—
Amortization of prior service cost/(credit)	1.0	1.1	0.1	0.9	(0.1)	(0.1)
Amortization of net loss	0.7	0.4	5.0	3.2	0.2	0.2
Settlement / curtailment (gain)/loss	—	(0.8)	4.1	0.5	—	—
Net periodic benefit cost	$5.4	$4.0	$11.9	$6.0	$2.0	$1.5

K.    Income Taxes

The Company’s effective income tax rate from continuing operations was 20.2% in the third quarter this year compared to 25.2% in the prior year’s third quarter. The lower effective tax rate in the current quarter reflects a favorable settlement of certain issues under audit and the realization of credits against U.S. taxes as well as increased earnings in foreign locations with lower tax rates. In particular, the inclusion of the European-based Facom acquisition lowered the third quarter 2006 effective tax rate. The Company’s year-to-date effective income tax rate from continuing operations was 23.4% in 2006 compared to 25.4% in the prior year. The lower effective tax rate in 2006 was primarily driven by the same factors affecting the third quarter comparison.

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

Operating results of the U.K. decorator tool business and another small business, which were formerly included in the Consumer Products and Security Solutions segments, respectively, for the three and nine month periods ended September 30, 2006 and October 1, 2005 were as follows (in millions):

	Third Quarter		Year to Date
	2006	2005	2006	2005
Net sales	$1.3	$9.9	$11.2	$29.2
Pre-tax earnings (loss) from discontinued operations before income taxes	$0.5	$0.4	$(1.0)	$2.6
Income taxes (benefits) on discontinued operations	0.2	(0.1)	(0.2)	0.7
Net earnings (loss) from discontinued operations	$0.3	$0.5	$(0.8)	$1.9
Diluted earnings (loss) per share	$—	$—	$(0.01)	$0.02

M.    Geographic Areas

The geographic locations of the Company’s long-lived assets at September 30, 2006 and December 31, 2005 are as follows (in millions):

	2006	2005
United States	$980.0	$998.4
Other Americas	178.9	180.5
United Kingdom	276.0	258.9
France	418.9	14.4
Asia	127.8	73.9
Other	314.3	182.5
Consolidated	$2,295.9	$1,708.6

Net sales by geographic region were as follows for the three and nine month periods ended September 30, 2006 and October 1, 2005 (in millions):

	Third Quarter				Year to Date
	2006	% of Total	2005	% of Total	2006	% of Total	2005	% of Total
United States	$618.6	61.1%	$579.0	69.3%	$1,810.9	60.4%	$1,689.8	69.1%
Other Americas	90.6	8.9%	64.6	7.7%	270.4	9.0%	191.9	7.8%
Europe	245.3	24.2%	129.1	15.5%	774.5	25.8%	424.4	17.4%
Asia	58.2	5.8%	62.2	7.5%	143.5	4.8%	139.8	5.7%
	$1,012.7	100.0%	$834.9	100.0%	$2,999.3	100.0%	$2,445.9	100.0%

Total assets by segment as of September 30, 2006 and December 31, 2005 are as follows (in millions):

	2006	2005
Consumer Products	$938.3	$892.9
Industrial Tools	1,699.2	914.5
Security Solutions	1,108.5	1,041.5
	$3,746.0	$2,848.9
Discontinued operations	1.8	11.0
Corporate assets	290.1	685.2
Consolidated	$4,037.9	$3,545.1

N.    Debt and Other Financing Arrangements

In 2005, the Company entered into a thirty year floating to fixed interest rate swap with a notional value of $150 million. The swap hedges the interest rate exposure associated with forecasted refinancing of $150 million of 3.5% bonds maturing November 1, 2007. In the third quarter of 2006, the notional value of this swap was reduced to $75 million, resulting in a $5.7 million gain. The partial termination of this financial instrument is consistent with the Company’s risk management objective to obtain the lowest cost source of funds within a targeted range of variable to fixed interest rate proportions. The gain arising from the swap termination is reflected in Accumulated other comprehensive income in the condensed consolidated balance sheet and will be amortized to future earnings to match the interest expense from the underlying forecasted transaction.

O.    New Accounting Standards

On January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’), which requires all share-based payments, including grants of employee stock options, to be recognized as an expense in the Consolidated Statement of Operations based on their fair values as they are earned by the employees under the vesting terms. Pursuant to the adoption of SFAS 123R, the Company recognized $1.6 million and $6.7 million of pre-tax stock option compensation expense in the three and nine month periods ending September 30, 2006, respectively, which negatively impacted diluted earnings per share by 1 cent and 5 cents, respectively, compared to the corresponding 2005 periods.  Please refer to Note B Stock-Based Compensation for further discussion of the Company’s adoption of SFAS 123R.

In September 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Financial Accounting Standard No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R))’’ (‘‘SFAS 158’’). SFAS 158 will require recognition of an asset equal to a defined benefit plan’s over-funded status and a liability for an under-funded status. The funded status is measured at the end of the fiscal year and represents the difference between the defined benefit plan’s projected benefit obligation and the related fair value of plan assets. To the extent an adjustment to the already recorded defined benefit plan asset or liability is required to reflect the funded status, SFAS 158 generally requires the change to be reported in other comprehensive income (loss). Such adjustments to other comprehensive income (loss) will include unrecognized prior service costs arising from plan amendments and unrecognized actuarial gains and losses that have not yet been recorded to net periodic defined benefit cost pursuant to the applicable accounting guidance. Additionally, SFAS 158 requires any remaining unrecognized transition obligation or asset to be recorded as an adjustment to retained earnings at adoption. SFAS 158 does not change the determination of net periodic defined benefit cost. The requirement to recognize the funded status of a benefit plan and various disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, and the requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2006. SFAS 158 will not impact results of operations or cash flows. The Company estimates that equity will decrease by approximately $75 – $80 million in the consolidated balance sheet for the year ended December 30, 2006. Discount rate changes applicable at year end, as well as plan asset returns for the remainder of the year, will affect the amount to be recorded. The Company does not expect the adoption of SFAS 158 to have any material adverse impact on its debt ratings, borrowing capacity, or related contractual obligations.

In September 2006, the FASB issued Financial Accounting Standard No. 157, ‘‘Fair Value Measurements’’ (‘‘SFAS 157’’). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 as well as interim periods within such fiscal years. SFAS 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed. SFAS 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company specific data. The Company is currently assessing the impact that SFAS 157 will have on its results of operations and financial position.

In June 2006, the FASB issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)’’ (‘‘FIN 48’’). The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. This statement was issued to clarify the accounting for the uncertainty related to income taxes. FIN 48 requires the evaluation of whether a tax position is more likely than not to be sustained upon examination with the assumption that the position will be examined by the relevant tax authorities. FIN 48 also requires such tax positions to be measured at the largest amount of the respective benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company is currently assessing the impact that the adoption of FIN 48 will have on its results of operations and financial position.

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

In February 2006, the FASB issued SFAS No. 155, ‘‘Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140’’ (‘‘SFAS 155’’). SFAS 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS 155 are effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. The Company is currently assessing the impact that the adoption of SFAS 155 will have on its results of operations and financial position.

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

For several years, the Company has focused on a profitable growth strategy and the associated alteration of its portfolio of businesses. This strategy encompasses acquisitions, divestitures and the reduction of risk associated with certain large retail customer concentrations. Additionally, the strategy reflects management’s vision to build a growth platform in security while expanding the valuable branded tools and hardware platforms. Execution of this strategy has improved the profitability of operations and is intended to engender continuing improvement over the long-term. Refer to the ‘‘Business Overview’’ section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for additional strategic discussion. Events associated with execution of the profitable growth strategy, and certain other items impacting the Company’s financial performance during the first nine months of 2006 follow:

•	In January 2006, the Company completed the acquisition of Facom S.A. (‘‘Facom’’) for 410 million euros ($483 million). Facom, based in France, is a leading European manufacturer of hand and mechanics tools with annual revenues approximating $445 million. Facom designs, manufactures and markets the majority of its tool product offerings to professional automotive and industrial end users with its well-known industrial tool brands: Facom®, Virax® and USAG®. Facom operates primarily within the premium industrial and automotive tools sector in Europe, while the Company’s pre-existing European customer base is focused mainly on the construction and D-I-Y (‘‘do-it-yourself’’) channels. As a result, the two businesses will complement each other and benefit from joint efforts in areas such as product sourcing and procurement.

•	The Company continues to focus on the integration of the recent Facom and National Manufacturing Co. (‘‘National’’) acquisitions with dedicated integration teams. The initial phase of cost reduction actions for National commenced during the first quarter and has resulted in the severance of 140 employees, rationalization of distribution processes and transitioning of manufacturing to Asia. Such integration will continue throughout 2006 and early 2007. Facom is profitable and has experienced a long history of success in professional markets in Europe, especially in France and Italy. Nonetheless, many of its products are subject to competitive forces that will likely require a significant reformation of its cost structure and that of existing Stanley Europe. Management is committed to performing such a reformation in order to ensure the long-term competitiveness and preservation of the Facom and Stanley tool franchises in Europe. During the third quarter of 2006, the Company completed a consultation process with the European Works Council regarding the reorganization of its Facom and Stanley hand tools activities in Europe (the ‘‘Project’’). The

Project proposes to, among other things, implement growth strategies and reduce costs by rationalizing manufacturing, logistics, sales and support organizations and will result in the severance of approximately 580 employees as well as the closure of two legacy Facom manufacturing facilities in France, as well as four legacy Facom distribution centers located in the United Kingdom, Belgium, Germany and Switzerland. The Company estimates that the total cash expenditures to be incurred under the Project will be approximately $65 – $75 million, the majority of which has been recorded in Facom’s purchase price allocation.

•	In July 2006, the Company acquired approximately 67% of the outstanding shares of Besco Pneumatic Corporation (‘‘Besco’’), a leading manufacturer of pneumatic tools for $39 million in cash. Over the next five years, the Company will have the option to increase its ownership by an additional 15% to an ultimate ownership of 82%. Besco, which is headquartered in Taiwan and also has operations in China, possesses state-of-the-art research and development capabilities and efficient production facilities. Besco is currently one of Stanley fastening system’s largest suppliers and approximately half of its 2005 sales of $38 million were to the Company. The acquisition is a key step in reducing the fastening system business’ existing cost structure and will facilitate the pursuit of business in emerging markets aided by Besco’s brand strength in Asia. The acquisition is expected to be nominally accretive to earnings in 2006.

RESULTS OF OPERATIONS

The Company has provided a summary of its consolidated operating results below, followed by an overview of its business segment performance. The terms ‘‘organic’’ and ‘‘core’’ are utilized to describe results aside from the significant impact of acquisitions.

Net Sales:    Net sales from continuing operations were $1.013 billion in the third quarter of 2006 as compared to $835 million in the third quarter of 2005, representing an increase of $178 million, or 21%. This marked the second consecutive quarter in which quarterly sales exceeded one billion dollars. Acquisitions contributed $158 million, or 19% of the increase in net sales. Organic sales increased 2% based on increased pricing initiatives to mitigate commodity inflation and a 1% favorable foreign currency impact, while volume was relatively flat compared to the prior year. Strength in several businesses, particularly consumer hand tools, security solutions, Mac Tools and industrial mechanics tools, was partially offset by declines in fastening systems, consumer storage and consumer mechanics tools.

Year to date net sales from continuing operations were $2.999 billion in 2006, a $553 million or 23% increase as compared to $2.446 billion in 2005. Acquisition growth contributed $517 million, or 21% of the increase, while organic growth amounted to 2%, driven by volume and price increases of 1% each with foreign currency remaining flat with the prior year. The businesses contributing to the year to date performance are mainly the same as those discussed pertaining to the third quarter results.

Gross Profit:    Gross profit from continuing operations was $378 million, or 37.3% of net sales, in the third quarter of 2006, compared to $304 million, or 36.4% of net sales, in the prior year. The increase in the gross profit as a percentage of net sales is primarily due to the favorable impact of recently acquired businesses which in aggregate possess a higher gross margin rate compared to the remainder of the business portfolio. Core gross profit amounted to $314 million, or 36.7% of net sales, up 30 basis points versus the prior year as improvements in certain industrial tool and security segment businesses more than offset the negative impact of commodity inflation and the related decline in fastening systems. The fastening systems (‘‘Bostitch’’) performance reflected lower sales volumes, a result of weakening housing markets and price erosion as well as a commitment to shed unprofitable business; gross profit in this business was further impacted by commodity cost inflation. Management announced a cost reduction initiative with the objective to return fastening systems’ to acceptable profitability over a two year period.

On a year-to-date basis, gross profit from continuing operations was $1.086 billion, or 36.2% of net sales, in 2006, compared to $892 million, or 36.5% of net sales, for the corresponding 2005 period. Non-cash inventory step-up amortization amounted to $22 million in the first nine months of 2006 primarily relating to the National and Facom acquisitions. The acquired inventory has now fully turned over and so the step-up amortization for Facom and National will not reoccur. The 2006 gross profit as a percentage of net sales excluding the inventory step-up amortization is 36.9%, a 40 basis point improvement over the prior year due to the positive impact of acquired companies. Core gross profit amounted to $893 million, or 36.0% of sales, a 50 basis point decline versus the first nine months of 2005 driven by the same factors discussed in relation to the third quarter results.

The Company anticipates the full year 2006 commodity and freight cost inflation impact will be approximately $30 - $35 million of which approximately half is expected to be recovered through pricing actions with customers and the remainder through continued cost reduction initiatives and productivity improvement actions.

SG&A expenses:    Selling, general and administrative expenses (‘‘SG&A’’) from continuing operations, inclusive of the provision for doubtful accounts, were $232 million, or 22.9% of net sales, in the third quarter of 2006, compared with $179 million, or 21.5% of net sales, last year. SG&A for acquired businesses amounted to $47 million of the increase. Aside from acquisitions, SG&A was 21.7% of net sales, relatively unchanged from the prior year, as increased brand support and higher stock-based compensation expense associated with implementation of a new accounting standard were substantially offset by reductions in other expenses. SG&A for the first nine months of 2006 amounted to $715 million, or 23.8% of net sales, compared to $552 million, or 22.6% of net sales, in 2005. Recently acquired businesses contributed $149 million of the increase. Year-to-date SG&A aside from acquisitions was 22.8% of net sales, a slight increase over the prior year due primarily to the items driving the third quarter 2006 performance.

Interest and Other, net:    Net interest expense from continuing operations in the third quarter of 2006 was $17 million, an increase of $9 million as compared to the third quarter of 2005. The increase was due to the November 2005 issuance of $450 million in junior subordinated debt securities to fund acquisitions, increased commercial paper borrowings resulting primarily from the execution of the $200 million share repurchase program in the first half of 2006, and higher applicable short-term interest rates. Year-to-date net interest expense from continuing operations was $50 million in 2006, a $26 million increase over the corresponding 2005 period. This year-to-date increase was driven by the same factors as the third quarter increase.

Other, net expense from continuing operations of $15 million in the third quarter of 2006 increased from $13 million in the third quarter of 2005 due to higher intangible asset amortization expense arising from recent acquisitions. Year-to-date other, net expense from continuing operations was $46 million in 2006 as compared to $34 million in 2005 primarily due to $7 million of increased intangible asset amortization expense, a $4 million pension plan curtailment charge in the U.K. related to the first quarter 2006 restructuring actions, and a $5 million unfavorable change in foreign currency impact, partially offset by lower environmental expense and other items.

Income Taxes:    The Company’s effective income tax rate from continuing operations was 20.2% in the third quarter this year compared to 25.2% in the prior year’s third quarter. The lower effective tax rate in the current quarter reflects a favorable settlement of certain issues under audit and the realization of credits against U.S. taxes as well as increased earnings in foreign locations with lower tax rates. In particular, the inclusion of the European-based Facom acquisition lowered the third quarter 2006 effective tax rate. The Company’s year-to-date effective income tax rate from continuing operations was 23.4% in 2006 compared to 25.4% in the prior year. The lower effective tax rate in 2006 was primarily driven by the same factors affecting the third quarter comparison.

Discontinued Operations:    Net income from discontinued operations in the third quarter of 2006 amounted to $0.3 million compared to $0.5 million in the prior year. Year-to-date net loss from discontinued operations in 2006 was $1 million compared to net earnings of $2 million in the corresponding 2005 period. This primarily reflects the previous operating results and loss from the sale of the U.K. decorator tools business in March 2006.

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

Consumer Products:    Consumer Products sales of $348 million in the third quarter of 2006 represented a 20% increase from $290 million in the third quarter of 2005, driven primarily by the National and Facom acquisitions which increased sales by $53 million or 18%. The organic growth was generated by increased core pricing of 1% and favorable foreign currency impact of 1%, while volume was flat with the prior year. The consumer hand tools business continued to achieve volume increases based on the sustained strong performance of the FatMax®Xtreme™ product line which commenced shipping at the end of March 2006, supplemented by a second phase roll-out initiated in September 2006 including the initial launch in European markets – this represents the largest new hand tools product introduction in the Company’s history. The pre-existing FatMax® product line avoided cannibalization from FatMax®Xtreme™ and achieved further share gains based on new product offerings, related brand support, and further penetration in the mass merchant market. The higher sales in hand tools were offset by lower volumes in the consumer storage and mechanics tools businesses. The prior year sales in the consumer storage business reflected higher volume from the initial launch of garage storage products. Consumer mechanics tools benefited in 2005 from a promotional campaign with certain mass merchant customers that did not reoccur in the third quarter of 2006. Year-to-date net sales from continuing operations were $989 million in 2006, up 22% as compared to $808 million in 2005. Acquisitions contributed $162 million or 20% of this increase while organic sales increased 2% on higher volume, with pricing and currency remaining relatively flat. The factors resulting in Consumer Products’ nine month performance are primarily the same as those discussed pertaining to the third quarter results.

Operating profit was $64 million, or 18.4% of net sales, for the third quarter of 2006, compared to $57 million, or 19.7% of net sales, in 2005. Acquisitions contributed $6 million of the operating profit increase and core operating profit amounted to 19.6% of net sales, relatively flat with the prior year. The negative impact of freight and commodity inflation including that on the legacy hardware business was offset by the previously discussed strength in hand tools. On a year-to-date basis, operating profit was $152 million, or 15.4% of net sales, compared to $140 million, or 17.3% of net sales, in 2005. Approximately $8 million of non-reoccurring inventory step-up amortization from acquisitions is reflected in the 2006 results which reduced operating margin by 80 basis points. The remaining operating profit rate decline is due to recently acquired companies and the impact of inflation.

Industrial Tools:    Industrial Tools sales of $433 million in the third quarter of 2006 increased 30% from $333 million in the third quarter of 2005, of which $97 million, or 29%, was generated from Facom and other small acquisitions. Favorable performance by the Mac Tools, industrial tools and storage, and hydraulic tools businesses was substantially offset by the previously mentioned sales decline in fastening systems. Organic sales aside from fastening systems increased 6% over the third quarter of 2005. Continued strong distributor recruiting and retention efforts, including improved coaching practices, drove the Mac Tools favorable sales performance up nearly 18% compared to the prior year. Year-to-date net sales from continuing operations were $1.346 billion in 2006 as compared to $1.030 billion in 2005 with acquisitions accounting for $326 million or 32% of the increase, while volume decreased 1% and price and currency both remained flat. The factors resulting in the Industrial Tools’ nine month net sales performance are primarily the same as discussed previously pertaining to the third quarter results in addition to lower first half volume in the assembly technologies business as a result of industry softness in the automotive market.

The operating profit for the Industrial Tools segment was $42 million, or 9.6% of net sales, for the third quarter of 2006, compared to $30 million, or 9.0% of net sales, for the third quarter of 2005.

Acquisitions contributed $10 million of the operating profit increase in the quarter. Core operating profit was 9.4% of net sales, up 40 basis points, reflecting pricing actions in certain businesses and improved profits associated with new products in the laser and hydraulic tools businesses, partially offset by unfavorable leverage from the fastening systems’ lower sales volume and increased commodity cost inflation experienced by this business. Management continued to implement cost reduction plans to improve the performance of fastening systems during the quarter. Additionally, the acquisition of Asian-based Besco and the opening of a new manufacturing facility in China during the first quarter of 2006 will strategically aid Bostitch’s long term cost competitiveness and vitality. Year-to-date operating profit for the Industrial Tools segment was $116 million, or 8.6% of net sales, for 2006, compared to $105 million, or 10.2% of net sales, for 2005. The 2006 results reflect $14 million of non-reoccurring inventory step-up amortization from acquisitions which reduced operating margin by approximately 100 basis points, and the remaining decrease in operating margin rate is principally due to the cost inflation and fastening systems issues discussed with respect to the third quarter.

Security Solutions:    Security Solutions sales increased 9% to $232 million in the third quarter of 2006 from $212 million in the third quarter of 2005. Acquisitions contributed 3% growth, while organic sales increased 6%, with 3% volume growth, 2% pricing and 1% favorable foreign currency impact. The increase in volume was driven by the access technologies (automatic doors) business and the mechanical access business. Access technologies benefited from continued growth in retail store openings and modernization projects associated with its national accounts as well as share gains achieved in the health and service portion of the business. The mechanical access business benefited from new product introductions and the continued ability to provide customers with a complete security package, including an expanding national service foot print. Year-to-date net sales from continuing operations were $664 million in 2006 as compared to $608 million in 2005, an increase of 9%. Acquisitions accounted for nearly 5% of the increase, volume 3%, while pricing and foreign currency impact amounted to a combined 1%. The drivers behind the year-to-date organic sales growth are consistent with the third quarter performance.

The Security Solutions segment’s operating margin was $40 million or 17.4% of net sales for the third quarter of 2006 as compared with $38 million or 18.1% in the prior year. Aside from acquisitions, the operating margin was 17.5% of net sales. Commodity cost inflation (net of pricing) more than offset the favorable impacts of a mix shift toward the more profitable automatic doors and mechanical access elements of the business and the benefits of cost reduction programs implemented during the first quarter. On a year-to-date basis, operating margin was $104 million or 15.6% of net sales in 2006 compared to $96 million or 15.7% of net sales in 2005. The 2006 operating margin rate was negatively impacted by inflation as well as the recently acquired Sielox security integration business, offset by savings obtained from restructuring actions.

Restructuring

2006 Actions:    During 2006, the Company initiated a cost reduction initiative in order to maintain its cost competitiveness and vitality. Approximately $9.3 million was recorded during the first nine months relating to the severance of 575 employees. Approximately $2.2 million of this charge pertained to the Consumer Products segment; $3.5 million to the Industrial Tools segment; and $3.6 million to the Security Solutions segment. Of these amounts, $7.8 million has been utilized to date, with $1.4 million of reserves remaining as of September 30, 2006. In addition to severance, $4.1 million from a European pension plan curtailment was recorded in Other, net and $1.3 million of related consulting costs were recorded in SG&A.

Pre-2006 Actions:    During 2005, the Company initiated a $5.2 million cost reduction in various businesses, of which $4.6 million was recorded in 2005 and $0.6 million was recorded in the first three quarters of 2006. The action was comprised of the severance of approximately 170 employees and the exit of a leased facility. Of this amount, $4.7 million has been utilized to date with $0.5 million of accrual remaining as of September 30, 2006. Approximately $3.7 million of this charge pertained to the Security Solutions segment; $1.0 million to the Industrial Tools segment; and $0.5 million to the Consumer Products segment. In addition, as of September 30, 2006, $1.2 million of reserves remain relating to the Company’s Operation 15 initiative.

Acquisition Related:    During the third quarter of 2006, the Company completed a consultation process with the European Works Council regarding the reorganization of its Facom and Stanley hand tools activities in Europe (the ‘‘Project’’). The Project proposes to, among other things, implement growth strategies and reduce costs by rationalizing manufacturing, logistics, sales and support organizations and will result in the severance of approximately 580 employees, as well as the closure of two legacy Facom factories in France, as well as four legacy Facom distribution centers located in the United Kingdom, Belgium, Germany and Switzerland. The facility rationalization recently commenced and is currently estimated to be completed by the second quarter of 2007. The Company estimates that the total cash expenditures to be incurred related to the Project will be approximately $65 to $75 million, the majority of which has been recorded in the Facom acquisition’s purchase price allocation. In 2006, $58.3 million has been recorded to the initial purchase price allocation and $0.2 million was included as a restructuring charge, of which $0.6 million has been utilized to date, with $57.7 million accrual remaining as of September 30, 2006.

In connection with its acquisition of National, the Company recorded $5.5 million relating to severance costs for approximately 140 employees, to the initial purchase price allocation, of which $5.3 million has been utilized to date, with $0.2 million accrual remaining as of September 30, 2006.

FINANCIAL CONDITION

Liquidity, Sources and Uses of Capital:

Operating and Investing Activities: Cash flow from operations was $117 million in the third quarter of 2006 compared to $75 million in 2005. On a year to date basis, cash flow from operations was $320 million in 2006 compared to $212 million in 2005. This improvement is mainly attributable to favorable working capital management, and higher non-cash expenses in 2006 (particularly inventory step-up amortization associated with purchase accounting, intangible asset amortization and stock-based compensation expense) versus 2005. Inflows from receivables sales were consistent at $44 million and $43 million in the first nine months of 2006 and 2005, respectively.

Capital expenditures were $21 million in the third quarter of 2006 compared to $17 million in 2005. The increase was due to upgrades of information systems and the incremental impact of normal capital spending incurred by recent acquisitions. On a year to date basis, 2006 capital expenditures exceeded 2005 capital expenditures by $16 million for the same reasons as the third quarter increase, in addition to equipment purchases related to new product introductions. The Company expects future capital expenditures to increase approximately in proportion to its sales growth.

During the third quarter of 2006, the Company entered into a sales-leaseback transaction of its corporate headquarters building. Under the terms of the transaction, the Company received $23 million in cash proceeds and recorded a deferred gain of $11 million which will be amortized over the 15 year operating lease term. The cash proceeds were utilized to pay down short-term debt.

Free cash flow, as defined in the following table, was $260 million in the first nine months of 2006 compared to $168 million in the corresponding 2005 period, considerably exceeding net earnings from continuing operations. The Company believes free cash flow is an important measure of its liquidity, as well as its ability to fund future growth and provide a dividend to shareowners.

(Millions of Dollars)	2006	2005
Net cash provided by operating activities	$320	$212
Less: capital expenditures	(60)	(44)
Free cash flow	$260	$168

Acquisition spending for the third quarter of 2006 amounted to $49 million, mainly driven by Besco and two Security Solutions’ acquisitions, offset by the receipt of a favorable purchase price adjustment on the Facom acquisition. For the first nine months of 2006, acquisition spending totaled $568 million, primarily related to Facom and Besco, and $20 million of debt repayments associated with the 2004 acquisition of Blick. Acquisition spending totaled $110 million during the first nine months of 2005, principally for three Security Solutions’ acquisitions.

Financing Activities:    In January 2006, the Company commenced a stock repurchase program whereby $200 million was expended during the first six months of 2006 to repurchase 4 million outstanding shares of its common stock. An additional $1 million of repurchases is unrelated and arises from routine employee restricted stock sales. As of September 30, 2006, approximately 4.1 million shares of common stock remain authorized for repurchase under a prior authorization by the board of directors. The Company may continue to repurchase shares in the open market or through privately negotiated transactions from time to time pursuant to this prior authorization to the extent management deems warranted based on a number of factors, including the level of acquisition activity, the market price of the Company’s common stock and the current financial condition of the Company.

Net proceeds from short term borrowings amounted to a cash outflow of $24 million in the third quarter of 2006, relatively consistent with a $30 million outflow in the third quarter of 2005 as the Company utilized cash flow from operations to pay down commercial paper during 2006. On a year-to-date basis, short term borrowings generated cash of $86 million in 2006 compared to $113 million in 2005. The 2006 borrowings are due mainly to funding requirements associated with the share repurchase program discussed above, while the 2005 borrowings were primarily used to fund the 2005 acquisitions aside from National.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Approximately $120 million in annual sales are associated with production activities in the Middle East. The operations in this region are supported by tangible assets and facilities in multiple locations with a replacement cost of approximately $65 million (book value of approximately $30 million). Given the recent war like conditions and related violence in certain areas of the region, it is reasonably possible there could be a disruption in the manufacturing or distribution of the Company's products which could adversely impact future results to the extent, if any, that associated losses are not covered by insurance. For discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer and its Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934), as of September 30, 2006, and pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and its Chief Financial Officer have concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures are effective to allow timely decisions regarding disclosure of material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic Securities and Exchange Commission filings. There has been no change in the Company’s internal controls that occurred during the third quarter of 2006 that have materially affected or are reasonably likely to materially affect the registrant’s internal control over financial reporting. During the fourth quarter of 2005 and the first nine months of 2006, the Company invested approximately $722 million in the acquisition of businesses. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of these recently acquired businesses. As part of its ongoing integration activities, the Company is continuing to incorporate its controls and procedures into these recently acquired businesses.

CAUTIONARY STATEMENT
Under the Private Securities Litigation Reform Act of 1995

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical, including, but not limited to, the statements regarding the Company's ability to: (i) execute its strategy to build a growth platform in security while expanding the valuable branded tools and hardware platforms to engender continuing improvement in profitability over the long-term; (ii) achieve benefits in the areas of product sourcing and procurement from the joint efforts of Facom and the Company’s pre-existing European business; (iii) continue cost reduction actions for National through 2006 and early 2007; (iv) ensure the long-term competitiveness and preservation of the Facom and Stanley Tool franchises in Europe; (v) limit the total costs incurred in connection with the Project to $65 - $75 million; (vi) use the Besco acquisition and its brand strength in Asia to reduce the fastening systems’ business cost structure and pursue business in emerging markets; (vii) recover through pricing actions with customers approximately half of the anticipated commodity and freight cost inflation of approximately $30 - $35 million for full year 2006; (viii) to improve its fastening business’ long term cost competitiveness and vitality, and return to acceptable profitability over a two year period; (ix) execute identified integration strategies for the Facom and National acquisitions during 2006 and early 2007; (x) expect future capital expenditures to increase approximately in proportion to the Company’s sales growth; (xi) potentially repurchase more of its outstanding common stock; and (xii) limit the impact of SFAS 158 to the estimated decrease in equity between $75 - $80 million for year ended December 30, 2006, are forward looking statements and are based on current expectations.

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

The Company’s ability to achieve the results described above is dependent on: (i) the successful implementation of the Company’s growth strategy; (ii) successful integration of, and realization of synergies from, Facom and the Company’s pre-existing European business; (iii) the Company’s ability to significantly reform Facom’s cost structure including limiting cost incurred in connection with such reform; (iv) the ability of the Company to successfully integrate the Besco acquisition and Besco’s continued brand strength in Asia; (v) the success of the Company’s pricing actions with customers; (vi) continued progress of the integration of the recent National acquisition; (vii) Management’s ability to develop cost reduction plans to improve the performance and profitability of the fastening systems business including efficient operation of its new Asian facilities; (viii) the success of the Company’s efforts to efficiently and promptly integrate its recently announced (as well as future) acquisitions; (ix) the level of acquisition activity, the market price of the Company’s common stock and the current financial condition of the Company; (x) the Company’s success at new product development and identifying new markets; (xi) the Company’s ability to generate free cash flow and maintain a strong debt to capital ratio; (xii) continued improvements in productivity and cost reductions; (xiii) the identification of overhead cost reduction opportunities including strategic dispositions and effective execution of the same; (xiv) the Company’s successful settlement of routine tax audits; (xv) the ability of the Company to generate earnings sufficient to realize future income tax benefits during periods when temporary differences become deductible; (xvi) the continued ability of the Company to access credit markets under satisfactory terms; (xvii) satisfactory payment terms under which the Company buys and sells goods, materials and products; (xviii) the ability of the Company to fulfill increasing demand for its products; (ixx) changes in trade, monetary, tax and fiscal policies and laws; (xx) the strength of the U.S. economy; and (xxi) the impact of events that cause or may cause disruption in the

Company’s distribution and sales networks such as war, terrorist activities, political unrest and recessionary or expansive trends in the economies of the countries in which the Company operates.

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

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended September 30, 2006:

2006	(a) Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Program	Maximum Amount of Dollar Value of Shares That May Yet Be Purchased Under The Program
July 2 – August 5	902	$45.66	—	—
August 6 – September 2	714	$46.04	—	—
September 3 – September 30	—	—	—	—
	1,616	$45.82	—

On January 25, 2006, the Company announced its intention to repurchase $200 million of its common stock during the first half of 2006. This repurchase was completed in the second quarter of 2006. As of September 30, 2006, approximately 4.1 million shares of common stock remain authorized for repurchase under a prior authorization by the board of directors. The Company may continue to repurchase shares in the open market or through privately negotiated transactions from time to time pursuant to this prior authorization to the extent management deems warranted based on a number of factors, including the level of acquisition activity, the market price of the Company’s common stock and the current financial condition of the Company.

(a) This column includes shares of common stock that were deemed surrendered to the Company by participants in various of the Company’s benefit plans to satisfy the taxes related to the vesting or delivery of a combination of restricted share units and long-term incentive shares under those plans.

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

THE STANLEY WORKS
Date: October 27, 2006	By:	/s/ James M. Loree
James M. Loree Executive Vice President and Chief Financial Officer (Principal Financial Officer)