Form 10-K
period 2006-12-31
STANLEY WORKS
filed 2007-02-27
CIK 93556

The Stanley Works

10-K REPORT
FOR 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

   X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer X Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes            No    X

As of June 30, 2006, the aggregate market values of voting common equity held by non-affiliates of the registrant was $3,820,562,881 based on the New York Stock Exchange closing price for such shares on that date. On February 14, 2007, the registrant had 82,813,505 shares of common stock outstanding.

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

In 2006, Stanley had net sales of $4.0 billion from continuing operations and employed approximately 17,600 people worldwide. The Company’s principal executive office is located at 1000 Stanley Drive, New Britain, Connecticut 06053 and its telephone number is (860) 225-5111.

(ii) Restructuring Activities. Information regarding the Company’s restructuring activities is incorporated herein by reference to the material captioned ‘‘Restructuring Activities’’ in Item 7 and Note O Restructuring and Asset Impairments of the Notes to the Consolidated Financial Statements in Item 8.

1(b) FINANCIAL INFORMATION ABOUT SEGMENTS

Financial information regarding the Company’s business segments is incorporated herein by reference to the material captioned ‘‘Business Segment Results’’ in Item 7 and Note P Business Segments and Geographic Areas of the Notes to the Consolidated Financial Statements in Item 8.

1(c) NARRATIVE DESCRIPTION OF BUSINESS

The Company’s operations are classified into three business segments: Consumer Products, Industrial Tools and Security Solutions.

Consumer Products

The Consumer Products segment manufactures and markets hand tools, consumer mechanics tools, storage units and hardware. These products are sold to retailers (including home centers, mass merchants, hardware stores, and retail lumber yards) as well as through third party distributors.

Hand tools include measuring and leveling tools, planes, hammers, demolition tools, knives and blades, screwdrivers, saws, chisels, consumer tackers and staples, as well as electronic leveling and measuring devices. The Company markets its hand tools under the Stanley®, FatMax®, FatMax® Xtreme™, FatMax®XL™, Powerlock® and IntelliTools™ brands, as well as under certain retailers’ private label brands.

Consumer mechanics tools include wrenches, sockets, metal tool boxes and cabinets which are marketed under the Stanley® and ZAG® brands, as well as under certain retailers’ private label brands.

Storage units include plastic tool boxes and storage systems which are marketed under the Stanley® and ZAG® brands.

Hardware includes hinges, gate hardware, cabinet pulls, hooks, braces and shelf brackets which are marketed under the Stanley® and National® brands.

Industrial Tools

The Industrial Tools segment manufactures and markets: professional mechanics tools and storage systems; pneumatic tools and fasteners; plumbing, heating, air conditioning and roofing tools; hydraulic tools and accessories; assembly tools and systems; electronic leveling and measuring tools; and Stanley supply and services (specialty tools). These products are sold to customers and distributed primarily through third party distributors as well as through direct sales forces.

Professional mechanics tools and storage include wrenches, sockets, electronic diagnostic tools, tool boxes and high-density industrial storage and retrieval systems. Professional mechanics tools are marketed under the Stanley®, Proto®, Facom®, USAG®, MAC®, Jensen®, Vidmar® and Blackhawk™ by Proto® brands.

Pneumatic tools and fasteners include Stanley®, Bostitch®, and Atro® fastening tools and fasteners (nails and staples) used for construction, remodeling, furniture making, pallet manufacturing and other applications involving the attachment of wooden materials.

Plumbing, heating, air conditioning and roofing tools include pipe wrenches, pliers, press fitting tools, and tubing cutters which are marketed under the Virax® brand.

Hydraulic tools and accessories include Stanley® hand-held hydraulic tools and accessories used by contractors, utilities, railroads and public works as well as LaBounty® mounted demolition hammers and compactors designed to work on skid steer loaders, mini-excavators, backhoes and large excavators.

Assembly tools and systems include electric and pneumatic assembly tools marketed under the Stanley® brand. These are high performance precision tools, controllers and systems for tightening threaded fasteners used chiefly by vehicle manufacturers.

Electronic leveling and measuring tools include laser and optical leveling and measuring devices and accessories utilized primarily by contractors, surveyors, engineers and other professionals and do-it-yourself individuals. These products are marketed under the CST®, David White® and Rolatape® brands.

Stanley supply and services distributes specialty tools for assembling, repairing and testing electronic equipment.

Security Solutions

The Security Solutions segment is a provider of access and security solutions primarily for retailers, educational and healthcare institutions, government, financial institutions, and commercial and industrial customers. The Company provides an extensive suite of mechanical and electronic security products and systems, and a variety of security services. The Company manufactures and markets automatic doors, door locking systems, commercial hardware and integrates security access control systems. Products in the Security Solutions segment include security integration systems, software, related installation, maintenance, and monitoring services, automatic doors, door closers, exit devices and locking mechanisms. Security products are marketed under the Stanley®, Blick®, Frisco Bay®, PAC®, ISR™, WanderGuard®, StanVision™, Sargent and Greenleaf® and BEST® brands and are sold primarily on a direct sales basis as well as, in certain instances, through third party distributors.

Competition

The Company competes on the basis of its reputation for product quality, its well-known brands, its commitment to customer service, strong customer relationships, the breadth of its product lines and its emphasis on product innovation.

The Company encounters active competition in all of its businesses from both larger and smaller companies that offer the same or similar products and services or that produce different products appropriate for the same uses. The Company has a large number of competitors; however, aside from a small number of competitors in the consumer hand tool and consumer hardware businesses who produce a range of products somewhat comparable to the Company’s, the majority of its competitors compete only with respect to one or more individual products or product lines within a particular segment. Certain large customers offer private label brands (‘‘house brands’’) that compete across a wider spectrum of the Company’s product offerings. The Company is one of the largest manufacturers of hand tools in the world, featuring a broader line of products than any other toolmaker. The Company is a significant manufacturer of pneumatic fastening tools and related fasteners to the construction, furniture and pallet industries as well as a leading manufacturer of hand-held hydraulic tools used for heavy construction, railroad, utilities and public works. The Company also believes that it is among the largest direct providers of access security integration services in North America.

Several of the Company’s largest retail customers have elected to compete with the Company by developing house brands and sourcing products (generally from low cost countries).

Customers

A substantial portion of the Company’s products are sold to home centers and mass merchants in the U.S. and Europe. In 2006, net sales to The Home Depot were 10% of the Company’s consolidated sales from continuing operations. A consolidation of retailers both in North America and abroad has occurred over time. While this consolidation and the domestic and international expansion of these large retailers provide the Company with opportunities for growth, the increasing size and importance of individual customers creates a certain degree of exposure to potential volume loss. The loss of the customer referred to above, or the loss of certain of the other larger home centers or mass merchants as customers, could have a material adverse effect on the Company until either such customers were replaced or the Company made the necessary adjustments to compensate for the loss of business.

Despite the trend toward customer consolidation, the Company has been able to maintain a diversified customer base and has decreased the potential customer concentration risk over the past years, as sales from continuing operations in markets outside of the home center and mass merchant distribution channels have grown at a greater rate through a combination of efforts to broaden the customer base, primarily in the Security Solutions and Industrial Tools segments. In this regard, sales to the Company’s largest customer as a percentage of the total Company’s sales have decreased from 22% to 10% since 2002.

Raw Materials

The Company’s products are manufactured of both ferrous and non-ferrous metals including, but not limited to steel, aluminum, zinc, brass, copper and nickel, as well as resin. Additionally, the Company uses other commodity based materials for components and packaging including, but not limited to, plastics, wood, and other corrugated products. The raw materials required are available from a number of sources at competitive prices and the Company has annual or quarterly spot contracts with many of its key suppliers. Certain commodity prices, particularly energy related and non-ferrous metals are expected to remain volatile in 2007, but the Company does not anticipate difficulties in obtaining supplies for any raw materials used in its production processes.

Backlog

Due to short order cycles and rapid inventory turnover in most of the Company’s Consumer Products and Industrial Tools businesses, backlog is generally not considered a significant indicator of future performance. At February 3, 2007, the Company had approximately $347 million in unfilled orders compared with $274 million in unfilled orders at February 5, 2006. All of these orders are reasonably expected to be filled within the current fiscal year. Most customers place orders for immediate shipment and as a result, the Company produces primarily for inventory, rather than to fill specific orders.

Patents and Trademarks

No business segment is dependent, to any significant degree, on patents, licenses, franchises or concessions and the loss of these patents, licenses, franchises or concessions would not have a material adverse effect on any of the business segments. The Company owns numerous patents, none of which individually are material to the Company’s operations as a whole. These patents expire at various times over the next 20 years. The Company holds licenses, franchises and concessions, none of which individually or in the aggregate are material to the Company’s operations as a whole. These licenses, franchises and concessions vary in duration, but generally run from one to 20 years.

The Company has numerous trademarks that are used in its businesses worldwide. The STANLEY® and STANLEY in a notched rectangle design trademarks are material to all three business segments. These well-known trademarks enjoy a reputation for quality and value and are among the world’s most trusted brand names. The Company’s tagline, ‘‘Make Something Great™’’ is the centerpiece of the brand strategy for all segments. The Bostitch®, Besco, Powerlock®, Tape Rule Case Design (Powerlock), FatMax®, FatMax®Xtreme™, FatMax®XL™, LaBounty®, MAC®, Proto®, Jensen®,

Vidmar®, CST®, Zag®, Rolatape®, Blackhawk™ by Proto®, Atro®, National®, Facom®, Virax® and USAG® trademarks are also material to the Consumer Products and Industrial Tools segments. In the Security Solutions segment, the BEST®, Blick®, Frisco Bay®, PAC®, WanderGuard®, StanVision™, Safemasters®, Sargent and Greenleaf® and ISR™ trademarks are also material to this segment. The terms of these trademarks vary, typically, from 10 to 20 years, with most trademarks being renewable indefinitely for like terms.

Environmental Regulations

The Company is subject to various environmental laws and regulations in the U.S. and foreign countries where it has operations. Future laws and regulations are expected to be increasingly stringent and will likely increase the Company’s expenditures related to environmental matters.

The Company is a party to a number of proceedings before federal and state regulatory agencies relating to environmental remediation. Additionally, the Company, along with many other companies, has been named as a potentially responsible party (‘‘PRP’’) in a number of administrative proceedings for the remediation of various waste sites, including fifteen active Superfund sites.

Current laws potentially impose joint and several liabilities upon each PRP. In assessing its potential liability at these sites, the Company has considered the following: whether responsibility is being disputed, the terms of existing agreements, experience at similar sites, and the Company’s volumetric contribution at these sites.

The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of December 30, 2006, the Company had reserves of approximately $31 million, for remediation activities associated with Company-owned properties as well as for Superfund sites, for losses that are probable and estimable.

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

Employees

At December 30, 2006, the Company had approximately 17,600 employees, nearly 8,200 of whom were employed in the U.S. Approximately 765 U.S. employees are covered by collective bargaining agreements negotiated with 13 different local labor unions who are, in turn, affiliated with approximately 6 different international labor unions. The majority of the Company’s hourly-paid and weekly-paid employees outside the U.S. are not covered by collective bargaining agreements. The Company’s labor agreements in the U.S. expire in 2007, 2008, 2009, 2010 and 2011. There have been no significant interruptions or curtailments of the Company’s operations in recent years due to labor disputes. The Company believes that its relationship with its employees is good.

1(d) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Financial information regarding the Company’s geographic areas is incorporated herein by reference to Note P Business Segments and Geographic Areas of the Notes to the Consolidated Financial Statements in Item 8.

1(e) AVAILABLE INFORMATION

The Company’s website is located at http://www.Stanleyworks.com. (This URL is intended to be an inactive textual reference only. It is not intended to be an active hyperlink to our website. The information on our website is not, and is not intended to be, part of this Form 10-K and is not incorporated into this report by reference.) Stanley makes its Forms 10-K, 10-Q, 8-K and amendments to each available free of charge on its website as soon as reasonably practicable after filing them with, or furnishing them to the U.S. Securities and Exchange Commission.

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

Large customer concentration and related customer inventory adjustments may negatively impact sales, results of operations and cash flows.

The Company has certain significant customers, particularly home centers and major retailers such as The Home Depot, Lowe’s and Wal-Mart. The Home Depot individually accounted for 10% of the Company’s consolidated net sales from continuing operations for the year ended December 30, 2006. The loss or material reduction of business from, or the lack of success of sales initiatives for the Company’s products related to, any such significant customer could have a material adverse impact on the Company’s results of operations and cash flows.

In addition, unanticipated inventory adjustments by such customers can have a negative impact on sales. For example, severe inventory adjustments taken by certain large North American home center customers in December 2005 negatively impacted sales by approximately $30 million versus normal levels. While the Company did not experience a significant impact from such customer inventory adjustments in late 2006, they may re-occur in the future.

Customer consolidation could have a material adverse effect on the Company’s business.

A substantial portion of the Company’s products in the Consumer Products and Industrial Tools segments are sold through home centers and mass merchant distribution channels. A consolidation of retailers in both North America and abroad has occurred over time and the increasing size and importance of individual customers creates risk of exposure to potential volume loss. The loss of certain larger home centers as customers would have a material adverse effect on the Company’s business until either such customers were replaced or the Company made the necessary adjustments to compensate for the loss of business.

The Company’s growth and repositioning strategies include acquisitions. The Company’s recent acquisitions may not further its strategies and the Company may not be able to identify suitable future acquisition candidates.

In 2002, the Company embarked on a growth strategy to shift its business portfolio toward favored growth markets through acquisitions and divestitures, and thereby to reduce the risk associated with large customer concentrations. The strategy has been advanced over the last five years with the sales of the Company’s residential entry door and home décor businesses, and the acquisition of a number of companies, including HSM Electronic Protection Services, Inc. (‘‘HSM’’), Facom S.A. (‘‘Facom’’), National Manufacturing Co. (‘‘National’’), Besco Pneumatic Corporation (‘‘Besco’’), Best Lock Corporation and its affiliates (‘‘Best Access’’), Chicago Steel Tape Co. and affiliates (‘‘CST/Berger’’), Blick plc (‘‘Blick’’), Frisco Bay Industries Ltd (‘‘Frisco Bay’’), ISR Solutions, Inc. (‘‘ISR’’), Security Group, Inc. (‘‘Security Group’’) and Precision Hardware, Inc. (‘‘Precision’’).

Although the Company has extensive experience with acquisitions, there can be no assurance that recently acquired companies will be successfully integrated and effectively implement the Company’s growth and repositioning strategy. If the Company successfully integrates the acquired companies and effectively implements its repositioning strategy, there can be no assurance that its resulting business segments will enjoy continued market acceptance or profitability.

In addition, there can be no assurance that the Company will be able to successfully identify suitable future acquisition candidates, negotiate appropriate terms, obtain the necessary financing, complete the transactions or successfully integrate the new company as necessary to continue its growth and repositioning strategies.

The Company’s acquisitions may result in certain risks for its business and operations.

The Company has made a number of acquisitions in the past three years, including, but not limited to: HSM in January 2007, Besco in July 2006, Facom in January 2006, National in November 2005, Precision in May 2005, Security Group in January 2005, ISR in December 2004, Frisco Bay in March 2004, as well as CST/Berger and Blick in January 2004. The Company may make additional acquisitions in the future. Acquisitions involve a number of risks, including:

•	the diversion of Company management’s attention and other resources,

•	the incurrence of unexpected liabilities, and

•	the loss of key personnel and clients or customers of acquired companies.

Any intangible assets that the Company acquires may have a negative effect on its earnings and return on capital employed. In addition, the success of the Company’s future acquisitions will depend in part on its ability to:

•	combine operations,

•	integrate departments, systems and procedures, and

•	obtain cost savings and other efficiencies from the acquisitions.

Failure to effectively consummate or manage future acquisitions may adversely affect the Company’s existing businesses and harm its operational results. The Company is still in the process of integrating the businesses and operations of Facom, National, Besco, HSM and other acquisitions with its existing businesses and operations. The Company cannot ensure that such integrations will be successfully completed, or that all of the planned synergies will be realized.

The Company may incur significant additional indebtedness, or issue additional equity securities, in connection with future acquisitions which may restrict the manner in which it conducts business. The potential issuance of such securities may limit the Company’s ability to implement elements of its growth strategy and may have a dilutive effect on earnings.

As more fully described in Item 7 and Note I Long-Term Debt and Financing Arrangements of the Notes to the Consolidated Financial Statements in Item 8, the Company issued $450 million of Enhanced Trust Preferred Securities through its Trust subsidiary in 2005, the net proceeds of which were used to finance a portion of the acquisitions of Facom and National. In addition, the Company has a five year revolving credit agreement, enabling borrowings up to $550 million; this agreement includes provisions that allow designated subsidiaries to borrow up to $250 million in Euros and Pound Sterling, which may be available to, among other things, fund acquisitions.

On January 8, 2007 the Company entered into a new $500 million 364-day bridge facility which was utilized to partially finance the $545 million HSM acquisition on January 16, 2007. The Company intends to permanently refinance this bridge facility in 2007 with a combination of available cash, and the issuance of long-term debt and equity-linked securities.

The instruments and agreements governing certain of the Company’s current indebtedness contain restrictive covenants that include, among other things:

•	a limitation on creating liens on certain property of the Company and its subsidiaries;

•	maintenance of specified financial ratios. Failure to maintain such ratios could result in limiting further access to liquidity and requiring the Company to pay all interest coupons on certain debt securities through the issuance of common stock before making further dividend payments on its common shares outstanding;

•	a restriction on entering into certain sale-leaseback transactions; and

•	customary events of default. If an event of default occurs and is continuing, the Company might be required to repay all amounts outstanding under the respective instrument or agreement.

Future new instruments and agreements governing indebtedness may impose other restrictive covenants. Such covenants could restrict the Company in the manner in which it conducts business and operations as well as in the pursuit of its growth and repositioning strategies.

The Company’s brands are important assets of its businesses and violation of its trademark rights by imitators could negatively impact sales and brand reputation.

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

The Company licenses certain of its trademarks to third parties for manufacturing, marketing, distribution and sale of various products. While it enters into comprehensive licensing agreements with its licensees covering product design, product quality, sourcing, manufacturing, marketing and other requirements, such licensees may not comply fully with those agreements. Non-compliance could include marketing products under the Company’s brand names that do not meet its quality and other requirements or engaging in manufacturing practices that do not meet the Company’s supplier code of conduct. These activities could harm brand equity, reputation and business.

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

The Company faces active competition and resulting pricing pressures. The Company’s products compete on the basis of, among other things, its reputation for product quality, its well-known brands, price, innovation and customer service capabilities. The Company competes with both larger and smaller companies that offer the same or similar products and services or that produce different products appropriate for the same uses. These companies are often located in countries such as China,

Taiwan and India where labor and other production costs are substantially lower than in the United States, Canada and Western Europe. Also, certain large customers offer private label brands that compete with some of the Company’s product offerings as a lower-cost alternative. To remain profitable and defend market share, the Company must maintain a competitive cost structure, develop new products and services, respond to competitor innovations and enhance its existing products in a timely manner. The Company may not be able to compete effectively on all of these fronts and with all of its competitors, and the failure to do so could have a material adverse effect on its sales and profit margins.

The Stanley Fulfillment System (‘‘SFS’’) is a continuous operational improvement process applied to many aspects of the Company’s business such as procurement, quality in manufacturing, maximizing customer fill rates, integrating acquisitions and other key businesses processes. In the event the Company is not successful in effectively applying the SFS disciplines to its key business processes its ability to compete and future earnings could be adversely affected.

In addition, the Company may have to reduce prices on its products and services, or make other concessions, to stay competitive and retain market share. The Company engages in restructuring actions, sometimes entailing shifts of production to low cost countries, as part of its efforts to maintain a competitive cost structure. If the Company does not execute restructuring actions well, its ability to meet customer demand may decline, or earnings may otherwise be adversely impacted; similarly if such efforts to reform the cost structure are delayed relative to competitors or other market factors the Company may lose market share and profits.

The Company’s results of operations could be negatively impacted by inflation in the cost of raw materials, freight and energy.

The Company’s products are manufactured of both ferrous and non-ferrous metals, including but not limited to steel, aluminum, zinc, brass, nickel and copper, as well as resin. Additionally, the Company uses other commodity based materials for components and packaging including, but not limited to: plastics, wood, and other corrugated products. As described in more detail in Item 7 hereto, the Company has been negatively impacted by commodity and freight inflation in recent years and it expects energy and certain commodity prices, particularly non-ferrous metals, to increase. If the Company is unable to mitigate these inflation increases through various customer pricing actions and cost reduction initiatives, its profitability may be adversely affected.

Ultimate income tax payments may differ from amounts currently recorded by the Company.  Future tax law changes may materially increase the Company’s prospective income tax expense.

The Company is subject to income taxation in the United States as well as numerous foreign jurisdictions. Judgment is required in determining the Company’s worldwide income tax provision and accordingly there are many transactions and computations for which the final income tax determination is uncertain. The Company is routinely audited by income tax authorities in many tax jurisdictions. Although management believes the recorded tax estimates are reasonable, the ultimate outcome from any audit (or related litigation) could be materially different from amounts reflected in the Company’s income tax provisions and accruals. Future settlements of income tax audits may have a material effect on earnings between the period of initial recognition of tax estimates in the financial statements and the point of ultimate tax audit settlement. Additionally, it is possible that future income tax legislation may be enacted that could have a material impact on the Company’s worldwide income tax provision beginning with the period that such legislation becomes effective.

The Company’s failure to continue to successfully manage, defend, litigate and accrue for claims and litigation could negatively impact its results of operations or cash flows.

As described in further detail in Items 1 and 3 and Note S Contingencies of the Notes to the Consolidated Financial Statements in Item 8, the Company becomes involved in various litigation matters arising out of the ordinary routine conduct of its business, including, from time to time, litigation relating to such items as commercial transactions, product liability, workers compensation, the Company’s distributors, intellectual property claims, regulatory actions and environmental matters. There can be no assurance that the Company will be able to continue to successfully manage and defend such matters. In addition, given the inherent uncertainties in evaluating certain exposures, actual costs to be incurred in future periods may vary from the Company’s estimates for such contingent liabilities.

The Company is exposed to market risk from changes in foreign currency exchange rate fluctuation which could negatively impact profitability.

Exposure to foreign currency risk results because the Company, through its global operations, enters into transactions and makes investments denominated in multiple currencies. The Company’s predominant exposures are in European, Canadian and Asian currencies, including the Chinese Renminbi (‘‘RMB’’). In preparing its financial statements, for foreign operations with functional currencies other than the U.S. dollar, asset and liability accounts are translated at current exchange rates, and income and expenses are translated using weighted average exchange rates. With respect to the effects on translated earnings, if the U.S. dollar strengthens relative to local currencies, the Company’s earnings could be negatively impacted. Although the Company utilizes risk management tools, including hedging, as it deems appropriate, to mitigate a portion of potential market fluctuations in foreign currencies, there can be no assurance that such measures will result in cost savings or that all market fluctuation exposure will be eliminated. The Company does not make a practice of hedging its non U.S. Dollar earnings.

In addition, on July 21, 2005, China announced it will let the RMB fluctuate within a very tight band (+/− .3% around weighted average prior day close) thereby effectively adopting a managed float and ending its decade-old valuation de facto peg to the U.S. dollar. The Company sources significant products from China and other Asian low cost countries for resale in other regions. To the extent the RMB or these other currencies appreciate with respect to the U.S. dollar, the Company may experience cost increases on such purchases. While the present 3% appreciation of the RMB should not generate material cost increases for RMB denominated purchases, further appreciation of this or other currencies utilized for procurement could adversely affect profitability. The Company may not be successful at implementing customer pricing or other actions in an effort to mitigate the related cost increases.

The Company’s business is subject to risks associated with sourcing and manufacturing overseas.

The Company imports large quantities of finished goods, components and raw materials. Substantially all of its import operations are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements or bilateral actions. In addition, the countries in which the Company’s products and materials are manufactured or imported from may from time to time impose additional quotas, duties, tariffs or other restrictions on its imports or adversely modify existing restrictions. Imports are also subject to unpredictable foreign currency variation which may increase the Company’s cost of goods sold. Adverse changes in these import costs and restrictions, or the Company’s suppliers’ failure to comply with customs regulations or similar laws, could harm the Company’s business.

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

If the Company were required to write down all or part of its goodwill, indefinite-lived tradenames, or other definite-lived intangible assets, its net income and net worth could be materially adversely affected.

As a result of acquisitions, the Company has $1.1 billion of goodwill, $298 million of indefinite-lived tradenames, and $223 million of definite-lived intangible assets recorded on its Consolidated Balance Sheet at December 30, 2006. The Company is required to periodically, at least annually, determine if its goodwill or indefinite-lived tradenames have become impaired, in which case it would write down the impaired portion of the intangible asset. The definite-lived intangible assets, including customer relationships, are amortized over their estimated useful lives; such assets are also evaluated for impairment when appropriate. Impairment of intangible assets may be triggered by developments outside the Company’s control, such as technological change, intensified competition or other matters causing a decline in expected future cash flows. If the Company were required to write down all or part of its goodwill, indefinite-lived tradenames, or other definite-lived intangible assets, its net income and net worth could be materially adversely affected.

If the investments in employee benefit plans do not perform as expected, the Company may have to contribute additional amounts to these plans, which would otherwise be available to cover operating and other expenses. Certain U.S. employee benefit plan expense is affected by the market value of the Company’s common stock.

As described in further detail in Note M Employee Benefit Plans of the Notes to the Consolidated Financial Statements in Item 8, the Company sponsors pension and other post retirement defined benefit plans, as well as an Employee Stock Ownership Plan (‘‘ESOP’’) under which the primary U.S. defined contribution and 401(k) plans are funded. The Company’s defined benefit plan assets are currently invested in equity securities, bonds and other fixed income securities, and money market instruments. The Company’s funding policy is to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with applicable law which require, among other things, that the Company make cash contributions to under funded pension plans. The Company expects to contribute approximately $13 million to its pension and other post retirement defined benefit plans in 2007.

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

Overall ESOP expense is affected by the market value of Stanley stock on the monthly dates when shares are released, among other factors. Net ESOP expense amounted to $2 million in each of the years 2006, 2005 and 2004. While the average market value of shares released increased from $43.20 in 2004 to $49.28 in 2006, other elements of ESOP expense, including a gradual reduction in the number of shares released annually from the trust, offset the favorable impact of the higher share price.  ESOP expense could increase in the future if the market value of the Company’s common stock declines.

The Company provides a 5% guaranteed rate of return on participant contributions made to the tax deferred 401(K) savings plan prior to July 1998 when all contributions were invested in Stanley common stock. The value of the shares purchased by participants prior to July 1998 along with the 5% cumulative guaranteed rate of return on Stanley common stock is known as an Investment Protection Account (‘‘IPA’’). Beginning in July 1998 the investment options for plan participant contributions were enhanced to include a variety of investment funds in addition to the Company’s common stock, and there is no guaranteed rate of return to participants on any contributions made after that time. The IPA guarantee is included in the actuarial valuation of the ongoing U.S. pension plan. Payments related to the IPA guarantees, if they have any value, would be made to participants over a period of many years generally as they retire. In the event the market value of Stanley common stock declines below $43.59 (which is the stock price at which there was a settlement of this liability) additional costs may be triggered by the IPA benefit guarantee.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of December 30, 2006, the Company and its subsidiaries owned or leased material facilities (facilities over 50,000 square feet) for manufacturing, distribution and sales offices in 17 states and 13 foreign countries. The Company believes that its material facilities are suitable and adequate for its business.

Certain properties are utilized by more than one segment and in such cases the property is reported in the segment with highest usage. Material facilities owned by the Company and its subsidiaries follow:

Consumer Products

New Britain, Connecticut; Sterling and Rock Falls, Illinois; Cheraw, South Carolina; Pittsfield, Vermont; Richmond, Virginia; Smiths Falls, Coburg and Swift Current, Canada; Hellaby, England; Besancon Cedex, France; Puebla and Nueva Leon, Mexico; Xiaolan, Peoples Republic of China and Amphur Bangpakong, Thailand.

Industrial Tools

Phoenix, Arizona; Clinton, Connecticut; Shelbyville, Indiana; Dallas and Wichita Falls, Texas; Two Harbors, Minnesota; Columbus, Georgetown and Sabina, Ohio; Allentown, Pennsylvania; East Greenwich, Rhode Island; Pecky, Czech Republic; Arbois, Epernay, Ezy Sur Eure, Laissey, Morangis, Nevers, and Villeneuve Le Roi, France; Fano, Gemonio and Monvalle, Italy; Chihuahua, Mexico; Jiashan City, Lanfang and Xiaolan, Peoples Republic of China; Wroclaw, Poland and Taichung Hsien, Taiwan.

Security Solutions

Farmington, Connecticut; Indianapolis, Indiana; Nicholasville, Kentucky and Romulus, Michigan.

Material facilities leased by the Company and its subsidiaries follow:

Corporate Offices

New Britain, Connecticut.

Consumer Products

New Britain, Connecticut; Miramar, Florida; Kannapolis, North Carolina; Somerton, Australia; Mechelen, Belgium; Oakville and Smiths Falls, Canada; Northampton, England; Karmiel and Migdal, Israel.

Industrial Tools

Watseka, Illinois; Fishers, Indiana; Highland Heights and Westerville, Ohio; Milwaukie, Oregon; Zaventem, Belgium; Feuqieres En Vimeu and Morangis, France; Biassono and Figino Serenza, Italy.

Security Solutions

None

The aforementioned material facilities not being used by the Company include:

Consumer Products

Richmond, Virginia (owned); Swift Current, Canada (owned); one of the two properties located in Amphur Bangpakong, Thailand (owned).

Industrial Tools

Wichita Falls, Texas (owned); Villeneuve Le Roi, France (owned).

Security Solutions

Romulus, Michigan (owned).

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

No matter was submitted during the fourth quarter of 2006 to a vote of security holders.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed and traded on the New York Stock Exchange, Inc. (‘‘NYSE’’) under the abbreviated ticker symbol ‘‘SWK’’, and is a component of the Standard & Poor’s (‘‘S&P’’) 500 Composite Stock Price Index. The Company’s high and low quarterly stock prices on the NYSE for the years ended December 30, 2006 and December 31, 2005 follow:

	2006			2005
	High	Low	Dividend Per Common Share	High	Low	Dividend Per Common Share
QUARTER:
First	$53.13	$47.00	$0.29	$49.14	$44.27	$0.28
Second	$54.59	$44.61	$0.29	$48.10	$41.51	$0.28
Third	$50.81	$41.60	$0.30	$51.75	$44.03	$0.29
Fourth	$53.48	$46.58	$0.30	$49.09	$43.31	$0.29
Total			$1.18			$1.14

As of February 14, 2007, there were 12,582 holders of record of the Company’s common stock.

Information required by Item 201(d) of Regulation S-K concerning securities authorized for issuance under equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K.

The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the three months ended December 30, 2006:

2006	(a) Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Plan or Program	Maximum Number Of Shares That May Yet Be Purchased Under The Plan or Program
October 2 – November 5	1,258	$49.85	—	—
November 6 – December 3	496	$50.58	—	—
December 4 – December 30	7,383	$50.95	—	—
	9,137	$50.77	—	—

(a) The shares of common stock in this column were deemed surrendered to the Company by participants in various of the Company’s benefit plans to satisfy the taxes related to the vesting or delivery of a combination of restricted share units and long-term incentive shares under those plans.

ITEM 6.	SELECTED FINANCIAL DATA

The Company made significant acquisitions during the five-year period presented below that affect comparability of results. Refer to Note F Acquisitions of the Notes to Consolidated Financial Statements in Item 8 for further information. Additionally, as detailed in prior year 10-K filings, the 2002 through 2004 results have been restated to remove the effects of discontinued operations, such that all years are comparable (in millions, except per share amounts):

	2006**	2005	2004	2003	2002
Continuing Operations:
Net sales	$4,019	$3,285	$2,997	$2,485	$2,187
Net earnings	$291	$272	$237	$88	$155
Basic earnings per share:
Continuing operations	$3.55	$3.26	$2.89	$1.05	$1.79
Discontinued operations	$(0.01)	$(0.03)	$1.58	$0.24	$0.35
Total basic earnings per share	$3.54	$3.23	$4.47	$1.28	$2.14
Diluted earnings per share:
Continuing operations	$3.47	$3.18	$2.81	$1.04	$1.75
Discontinued operations	$(0.01)	$(0.02)	$1.54	$0.23	$0.34
Total diluted earnings per share	$3.46	$3.16	$4.36	$1.27	$2.10
Percent of net sales:
Cost of sales	63.7%	64.0%	63.2%	65.8%	66.1%
Selling, general and administrative	23.8%	22.4%	23.1%	24.7%	22.9%
Interest, net	1.6%	1.0%	1.1%	1.1%	1.1%
Other, net	1.4%	1.5%	1.5%	1.6%	(0.4)%
Earnings before income taxes	9.1%	10.9%	10.8%	4.8%	10.2%
Net earnings	7.2%	8.3%	7.9%	3.5%	7.1%
Balance sheet data:
Total assets*	$3,935	$3,545	$2,851	$2,424	$2,418
Long-term debt	$679	$895	$482	$514	$563
Shareowners’ equity	$1,552	$1,445	$1,237	$885	$1,010
Ratios:
Current ratio	1.3	2.1	1.7	1.6	1.8
Total debt to total capital	39.2%	42.4%	32.1%	43.2%	41.4%
Income tax rate — continuing operations	20.8%	24.1%	26.9%	25.5%	30.8%
Return on average equity — continuing operations	19.4%	20.3%	22.3%	9.3%	16.6%
Common stock data:
Dividends per share	$1.18	$1.14	$1.08	$1.03	$0.99
Equity per share at year-end	$18.96	$17.24	$15.01	$10.88	$11.63
Market price per share — high	$54.59	$51.75	$49.33	$38.03	$52.00
Market price per share — low	$41.60	$41.51	$36.42	$20.84	$27.31
Average shares outstanding (in 000’s):
Basic	81,866	83,347	82,058	84,143	86,453
Diluted	83,704	85,406	84,244	84,839	88,246
Other information:
Average number of employees	17,484	14,332	13,448	12,330	12,133
Shareowners of record at end of year	12,755	13,137	13,238	13,915	14,053

*	Item includes discontinued operations.

**	Diluted earnings per share in 2006 reflects $0.07 of expense for stock options related to the adoption of SFAS 123R, ‘‘Share-Based Payment’’. Shareowners’ equity as of December 30, 2006 decreased $61 million from the adoption of SFAS 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements NO. 87, 88, 106 an 132(R)’’. Refer to Note A Significant Accounting Policies of the Notes to Consolidated Financial Statements in Item 8 for further information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial and business analysis below provides information which the Company believes is relevant to an assessment and understanding of its consolidated financial position, results of operations and cash flows. This financial and business analysis should be read in conjunction with the consolidated financial statements and related notes.

The following discussion and certain other sections of this Annual Report on Form 10-K contain statements reflecting the Company’s views about its future performance and constitute ‘‘forward-looking statements’’ under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates and management’s beliefs and assumptions. Any statements contained herein (including without limitation statements to the effect that The Stanley Works or its management ‘‘believes’’, ‘‘expects’’, ‘‘anticipates’’, ‘‘plans’’ and similar expressions) that are not statements of historical fact should be considered forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth, or incorporated by reference, below under the heading ‘‘Cautionary Statements’’. The Company does not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

BUSINESS OVERVIEW

The Company is a worldwide supplier of consumer products, industrial tools and security solutions for professional, commercial, industrial and consumer use. Its operations are classified into three business segments: Consumer Products, Industrial Tools and Security Solutions. The Consumer Products segment manufactures and markets hand tools, consumer mechanics tools, storage units and hardware. These products are sold primarily to professional end users and distributed through retailers (including home centers, mass merchants, hardware stores, and retail lumber yards). The Industrial Tools segment manufactures and markets professional mechanics and hand tools, pneumatic tools and fasteners, storage systems, plumbing, heating, air conditioning and roofing tools, hydraulic tools and accessories, assembly tools and systems, and electronic leveling and measuring tools. These products are sold to customers and distributed primarily through third party distributors as well as through direct sales forces. The Security Solutions segment is a provider of access and security solutions primarily for retailers, educational, financial and healthcare institutions, as well as commercial, governmental and industrial customers. The Company provides an extensive suite of mechanical and electronic security products and systems including automatic doors, door closers, access controls, exit devices, software and locking mechanisms, as well as a variety of security services, security integration, related installation and maintenance services.

For several years, the Company has focused on a profitable growth strategy and begun to transform itself from a mature 160 year old ‘‘American tool company’’, to an innovative, multi-national, diversified, industrial growth business. This strategy has included approximately $2 billion of acquisitions since the beginning of 2002, several key divestitures, the reduction of risk associated with certain large customer concentrations and increased brand investments. Additionally, the strategy reflects management’s vision to build a growth platform in security while expanding the valuable branded tools and hardware platforms. Over the past several years, the Company has generated strong free cash flow and received substantial proceeds from divestitures that were utilized to invest in the transformation of the business portfolio.

Free cash flow, as defined in the following table, was $359 million in 2006, $294 million in 2005, and $317 million in 2004, considerably exceeding net earnings from continuing operations. The Company believes free cash flow is an important indicator of its liquidity, as well as its ability to fund future growth and provide a dividend to shareowners.

(Millions of Dollars)	2006	2005	2004
Net cash provided by operating activities	$439	$362	$372
Less: capital expenditures	(60)	(53)	(48)
Less: capitalized software	(20)	(15)	(7)
Free cash flow	$359	$294	$317

The Company strives to reinvest its free cash flow in high return businesses in order to generate strong return on assets and improve working capital efficiency. Significant areas of tactical emphasis related to execution of this strategy and its ability to generate free cash flow, as well as events impacting the Company’s financial performance in 2006 and 2005, are discussed below.

CONTINUED GROWTH OF SECURITY SOLUTIONS BUSINESS

The Company further advanced its strategy of becoming a global market leader in the commercial security industry. Annual revenues of the Security Solutions segment have grown to $887 million, or 22% of 2006 sales, up from $105 million, or 5% of 2001 sales. Key events pertaining to the growth of this segment in the past two years include the following:

•	The Company completed the acquisition of HSM Electronic Protection Services, Inc. (‘‘HSM’’) in January 2007 for approximately $545 million in cash. HSM, based near Chicago, Illinois, is a market leader in the security monitoring industry, and has annual revenues of approximately $200 million. HSM has a stable customer base, an extensive North American field network and the second largest market share in the U.S. commercial monitoring market. The acquisition will serve as a growth platform in the monitoring sector of the security industry. Management anticipates HSM will be neutral to 2007 earnings, increasing to 20 to 25 cents per diluted share earnings in 2009, with approximately $38 million of non-cash intangible asset amortization occurring in 2007 related to acquired contracts.

•	During 2006, the Company completed three bolt-on acquisitions for a combined purchase price of $22 million. Automatic Entrances of Colorado, Inc. (‘‘Automatic Entrances’’) is a distributor that sells, installs and services automatic doors and gates in several western states in the U.S., and Automatic Doors Systems, Inc. (‘‘Automatic Doors) is an automatic door distributor that operates in the southeastern U.S. Both of these acquisitions were integrated into the branch structure of the existing automatic doors business and increase its geographic scope. GDX Technologies Ltd. (‘‘GDX’’) is a leading access control supplier in the United Kingdom that possesses strong technological product development capabilities. GDX complements the existing European security integration business.

•	In January 2005, U.S. based Security Group, Inc. (‘‘Security Group’’) was acquired for approximately $50 million. Security Group is comprised of two primary operating companies: Sargent & Greenleaf, Inc. and The SafeMasters Co., Inc. Sargent & Greenleaf, Inc. is a manufacturer of medium and high security locks and locking systems for the financial, government and retail markets. The SafeMasters Co., Inc. is a North American access control provider offering a wide variety of physical security installation, maintenance and repair services, with emphasis on mechanical locking systems.

•	In May 2005, the Company completed the acquisitions of Precision Hardware, Inc. (‘‘Precision’’) and Sielox Security Systems Pty Ltd (‘‘Sielox’’), for a combined purchase price of $48 million. Precision manufactures and distributes exit devices, door closers and security hardware in the United States and provides a complementary product offering to the Company’s existing mechanical access business. Australian-based Sielox specializes in the installation and servicing of electronic security systems for new construction projects.

The above acquisitions complement the existing Security Solutions’ product offering, increase its scale and strengthen the value proposition offered to end user customers as industry dynamics favor multi-solution providers that offer ‘‘one-stop shopping’’ capabilities. The Company continues to focus on integrating the acquired businesses as it expands the suite of its security product and service offerings. In 2006 and 2005, various process improvement initiatives were initiated including integration of overlapping field service organizations and implementation of certain common back office systems. These integration efforts will continue for the next two years.

DRIVE FURTHER PROFITABLE GROWTH IN BRANDED TOOLS AND HARDWARE

While diversifying the business portfolio through expansion into Security Solutions is important, management also recognizes that the branded consumer products and industrial tools businesses are the foundations on which the Company was established and provide strong growth and cash flow generation prospects. While these businesses are strong and profitable today, management is committed to growing these businesses through innovative product development, brand support and relentless focus on global cost competitiveness in order to maintain vitality over the long term. Acquisition-related growth will also be pursued where appropriate. The following matters affected these businesses:

•	The Company has rigorously focused on innovation in order to enhance its product development pipeline and reduce commercialization cycle time. In 2005, 350 new SKUs were successfully launched including the AntiVibe® Hammer, Quickslide® Knife and FatMax® Hacksaw. Innovation continued in 2006 with the successful launch of the largest new hand tools product introduction in the Company’s history. The FatMax®Xtreme™ product line commenced shipping at the end of March 2006 and was supplemented by a second phase roll-out initiated in September 2006, which included the initial launch of FatMax®XL™ in European markets.

•	In January 2006, the Company completed the acquisition of Facom S.A. (‘‘Facom’’) for 407 million euros ($480 million) which was financed with a combination of cash on hand and debt issuance. Facom, based in France, is a leading European manufacturer of hand and mechanics tools with annual revenues approximating $475 million. Facom designs, manufactures and markets the majority of its tool product offerings to professional automotive and industrial end users with its well-known industrial tool brands: Facom®, Virax® and USAG®. Facom operates primarily within the premium industrial and automotive tools sector in Europe, while the Company’s pre-existing European customer base is focused mainly on the construction and D-I-Y (‘‘do-it-yourself’’) channels. As a result, the two businesses complement each other and benefit from joint efforts in areas such as product sourcing and procurement.

•	On November 30, 2005, National Manufacturing Co. (‘‘National’’) was acquired for $174 million. National is a leading North American manufacturer and supplier of builders’ hardware, marketing the majority of its products through the two-step cooperative channel to the builder trade. National serves over 25,000 outlets with manufacturing operations in the U.S., Canada and Mexico and has annual revenues of approximately $175 million.

•	During 2006, the Company continued to focus on the integration of the recent Facom and National acquisitions with dedicated integration teams. Cost reduction actions for National resulted in the severance of 240 employees, rationalization of distribution processes and transitioning of certain manufacturing activities to Asia. The cost reduction actions and integration will continue throughout 2007. Facom is profitable and has experienced a long history of success in professional markets in Europe, especially in France and Italy. Nonetheless, many of its products are subject to competitive forces that will likely require a significant reformation of its cost structure and that of existing Stanley Europe. Management is committed to performing such a reformation in order to ensure the long-term competitiveness and preservation of the Facom and Stanley tool franchises in Europe. During 2006, the Company completed a consultation process with its European Works Council regarding the reorganization of its Facom and Stanley hand tools activities in Europe (these ‘‘Initiatives’’). These initiatives will, among other things, implement growth strategies and reduce costs by rationalizing manufacturing, logistics, sales and support organizations. It will result in the severance of approximately 580 employees, the closure of two legacy Facom factories in France and four legacy Facom distribution centers located in the United Kingdom, Belgium, Germany and Switzerland. The Company estimates approximately $75 million in cash expenditures will be incurred for these Initiatives, the majority of which has been recorded in the Facom purchase price allocation. These Initiatives commenced during the latter half of 2006 and implementation will continue throughout 2007.

•	In July 2006, the Company acquired approximately 67% of the outstanding shares of Besco Pneumatic Corporation (‘‘Besco’’), a leading manufacturer of pneumatic tools for $38 million in cash. Over the next five years, the Company will have the option to increase its ownership by an additional 15% to an ultimate ownership of 82%. Besco, which is headquartered in Taiwan and also has operations in China, possesses state-of-the-art research and development capabilities and efficient production facilities. Besco was one of Stanley fastening system’s significant suppliers and approximately half of its 2005 sales of $38 million were to the Company. The acquisition is a key step in reducing the fastening systems business’ existing cost structure and will facilitate the pursuit of business in emerging markets aided by Besco’s brand strength in Asia.

CONTINUE TO INVEST IN THE STANLEY BRAND

The Stanley® brand is recognized as one of the world’s great brands and is one of the Company’s most valuable assets. Brand support was increased during 2006, 2005 and 2004, including television advertising campaigns associated with new product roll-outs, continued NASCAR racing sponsorships as well as more print and web-based advertising that generated approximately one billion brand impressions annually. These advertising and marketing campaigns yielded strong results as evidenced by various hand tools metrics during 2006: web traffic increase of 31%; sales lead increase of 9%; brand awareness increase of 30% and intent to buy increase of 30% versus 2005.

INSTITUTIONALIZE THE STANLEY FULFILLMENT SYSTEM

The Company continued to practice the operating disciplines specified by the Stanley Fulfillment System (‘‘SFS’’), which is a continuous operational improvement process committed to increasing customer and shareowner value. SFS’s core disciplines consist of striving to achieve perfect quality, service excellence, optimal cost, and environmental health & safety. The Company applies SFS to many aspects of its business including procurement, maximizing customer fill rates, acquisition integration, and other key business processes. The SFS program helped to mitigate the impact of material price inflation that was experienced in recent years. In 2007, the Company plans to expand its efforts to leverage SFS across the enterprise with the intent of increasing working capital turns, decreasing cycle times, and increasing customer satisfaction.

Aside from the strategic commentary above, four other matters having a significant impact on the Company’s results were inflation, currency exchange rate fluctuations, share repurchase and stock option expensing.

The Company has been negatively impacted by inflation, primarily commodity and freight, which has increased costs by approximately $85 million over the past two years. During this period, the Company has recovered approximately 68% of the cost increase through pricing actions, and largely offset the remainder through various cost reduction initiatives. The Company expects the negative impact of inflation during 2007 will be in the range of $60 — $65 million, and plans to recover more than two-thirds of this impact through pricing, and offset the remainder through productivity actions.

In recent years, the strengthening of foreign currencies had a favorable impact on the translation of foreign currency-denominated operating results into U.S. dollars. It is estimated that the favorable impact of foreign currency translation, including acquired companies, contributed $0.04 and $0.12 of diluted earnings per share from continuing operations in 2005 and 2004, and had no effect on 2006 earnings per share. This impact was principally from the Canadian dollar and Asian currencies in 2005 and European currencies in 2004. Fluctuations in foreign currency exchange rates relative to the U.S. dollar may have a significant impact on future earnings, either positive or negative.

During 2006, the Company repurchased 4 million outstanding shares of its common stock for $200 million. This stock repurchase program was accretive to diluted earnings per share by approximately 13 cents in 2006. This was partially offset by the issuance of 2.1 million shares of common stock under various employee plans.

In 2006, the Company adopted Financial Accounting Standards Board Statement No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’), which requires all share-based payments, including grants of employee stock options, to be recognized as an expense in the Consolidated Statement of Operations based on their fair values as they are earned by the employees under the vesting terms. Pursuant to the adoption of SFAS 123R, the Company recognized $9 million of non-cash, pre-tax stock option compensation expense in 2006, which negatively impacted diluted earnings per share by 7 cents compared to the corresponding 2005 period.  Refer to Note A Significant Accounting Policies of the Notes to the Consolidated Financial Statements for further discussion of the adoption of SFAS 123R.

RESULTS OF OPERATIONS

Below is a summary of the Company’s operating results at the consolidated level, followed by an overview of business segment performance. The terms ‘‘organic’’ and ‘‘core’’ are utilized to describe results aside from the significant impact of acquisitions and do not include their results of operations until they have reached their respective one year anniversary dates. This ensures appropriate comparability to operating results of prior periods.

Net Sales:    Net sales from continuing operations were $4.019 billion in 2006, as compared to $3.285 billion in 2005, a 22% increase. Acquisitions contributed 21% or $689 million of the sales increase. Organic sales increased 1% driven by relatively consistent volume, pricing levels and foreign currency impact compared to the prior year. The organic increase was generated by share gains achieved in the consumer hand tools and automatic doors businesses offset by price and volume declines experienced in the fastening systems business. Favorable foreign currency translation in the Americas and Europe was partially offset by a negative impact from Asia.

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

Gross Profit:    The Company reported gross profit from continuing operations of $1.459 billion, or 36% of net sales, in 2006, compared to $1.181 billion, or 36% of net sales, in the prior year. The acquired businesses increased gross profit by $265 million. Included in the 2006 gross profit is the unfavorable impact of $22 million in non-cash inventory step-up charges related to the initial turnover of acquired inventory. Gross profit for 2006 was 37% of net sales excluding this non-recurring item, primarily due to the positive impact of the Facom acquisition. Core gross profit as a percentage of net sales was 36% in 2006, which was consistent with the prior year. The benefits of prior cost reduction actions, productivity improvements from the Stanley Fulfillment System, and pricing actions offset continued margin pressure from commodity and other inflation which resulted in approximately $48 million of additional costs, and a decline in fastening systems. The Company expects inflation to increase 2007 costs by approximately $60 – $65 million, which management plans to mitigate through various customer pricing actions and continued cost reduction and productivity initiatives. The fastening systems’ gross profit decline reflected lower sales volumes, a result of weakening housing markets and price erosion, as well as a commitment to shed unprofitable business; gross profit in this business was further impacted by commodity cost inflation. Management launched an extensive cost reduction initiative with the objective to return fastening systems’ to acceptable profitability over a two year period.

The Company reported gross profit from continuing operations of $1.181 billion, or 36% of net sales, in 2005, compared to $1.104 billion, or 37% of net sales, in the prior year. Acquisitions increased gross profit by $52 million. The remaining $25 million improvement was primarily attributed to the increase in organic sales volume and continued benefits of the Stanley Fulfillment System. As a percentage of sales, the year over year gross margin rate decline primarily stems from unfavorable mix and cost absorption in the fastening business, and to a lesser extent the impact of recently acquired businesses which possess lower gross margin percentages until integration synergies are realized. During 2005, there was carryover of commodity inflation from 2004 which resulted in approximately $40 million of additional costs that were mostly recovered through favorable pricing actions and cost reduction initiatives.

SG&A expenses:    Selling, general and administrative expenses from continuing operations were $955 million, or 24% of net sales, in 2006, compared to $737 million, or 22% of net sales, in the prior year. The increase of $218 million primarily relates to acquired businesses that increased costs by $192 million, $11 million of increased non-cash stock compensation expense principally associated with the adoption of stock option expensing during 2006, and $11 million of increased brand support. Excluding acquisitions, SG&A as a percentage of sales increased slightly to 23% of net sales compared with 22% in 2005 due to the items described above, partially offset by benefits received from prior restructuring actions.

Selling, general and administrative expenses from continuing operations were $737 million, or 22% of net sales, in 2005, compared to $691 million, or 23% of net sales, in the prior year. The increase of $46 million mainly pertains to acquired businesses that increased costs by $34 million, and $14 million of increased brand support. Excluding acquisitions, SG&A as a percentage of sales decreased 50 basis points compared with 2004 levels despite the higher brand support expense due to sales volume leverage, lower Sarbanes-Oxley compliance costs and effective cost controls.

Interest and Other-net:    Net interest expense from continuing operations in 2006 was $65 million, compared to $34 million in 2005. The increase was mainly due to the November 2005 issuance of $450 million in junior subordinated debt securities to fund acquisitions, and to a lesser extent increased commercial paper borrowings resulting primarily from the execution of the $200 million share repurchase program in the first half of 2006, along with higher applicable short-term interest rates. Interest expense will increase in 2007 due to borrowings associated with the January 2007 acquisition of HSM for $545 million; the earlier discussed net earnings expectations for HSM contemplate the interest costs related to financing the acquisition.

Net interest expense from continuing operations in 2005 was $34 million, consistent with 2004 levels. Interest expense was held fairly constant in a period of rising interest rates through the maintenance of overall lower debt levels during most of 2005 and application of effective hedging strategies.

Other-net from continuing operations represented $57 million of expense in 2006 compared to $48 million of expense in 2005. The increase was primarily driven by $9 million of higher intangible asset amortization expense associated with acquisition activity, a $4 million pension plan curtailment charge in the U.K., and a $5 million increase in foreign currency losses, partially offset by lower environmental expense and decreased losses on the sale of fixed assets.

Other-net from continuing operations represented $48 million of expense in 2005, an increase of $2 million over 2004. The slight increase was primarily driven by $6 million of higher intangible asset amortization associated with acquisition activity partially offset by lower foreign currency losses.

Income Taxes:    The Company’s effective income tax rate from continuing operations for 2006 was 21% as compared to 24% for 2005 and 27% for 2004.

The lower effective tax rate in the current year compared to 2005 is driven by the realization of credits against U.S. taxes and the inclusion of the European-based Facom acquisition. Additionally,

substantial costs were incurred in 2005 for the repatriation of foreign earnings under the American Jobs Creation Act and such costs were not incurred in 2006. It is anticipated the 2007 effective tax rate will increase to within a 25% to 27% range, in part because certain credits affecting the 2006 and 2005 tax rate will not re-occur.

The decrease in the effective income tax rate in 2005 compared to 2004 reflects a higher proportion of taxable income in countries with lower statutory rates, as well as the recording of a $5 million tax benefit pertaining to the execution of tax planning strategies enabling the reduction of a previously provided valuation allowance on future utilization of certain prior year European net operating losses. Also, a $17 million tax benefit was recorded arising from the final settlement of various tax contingencies based on the resolution of income tax audits in 2005. In October 2004, the American Jobs Creation Act of 2004 (the ‘‘Act’’) was signed into law. The Act created a temporary incentive for U.S. corporations to repatriate foreign earnings by providing an 85 percent deduction for certain dividends received from controlled foreign corporations. During 2005, the Company repatriated $250 million in foreign earnings and recorded $16 million of tax expense pertaining to the repatriation.

Discontinued Operations:    Net loss from discontinued operations of $1 million in 2006 primarily relates to the previous operating results and loss from the sale of the U.K. paint decorator tool business in March 2006. In 2005, the Company announced the planned sale of two small businesses: the U.K. paint decorator tool business and a small appliance hinge business. The operations of these two held for sale businesses, along with the resolution of tax and other matters associated with the 2004 divestitures, resulted in a net loss from discontinued operations of $2 million in 2005. Net earnings from discontinued operations were $130 million in 2004, reflecting a $95 million net gain on the March 2004 sale of the residential entry door business, a $24 million net gain on the December 2004 divestiture of the home décor business, a $4 million net loss on the sale of a small German paint roller business, as well as the operating results of these discontinued operations.

Business Segment Results

The Company’s reportable segments are an aggregation of businesses that have similar products and services, among other factors. The Company utilizes operating profit, which is defined as net sales minus cost of sales, SG&A and allocated corporate and common expenses; and operating profit as a percentage of net sales to assess the profitability of each segment. Segment operating profit excludes interest income, interest expense, other-net, intangible asset amortization expense, restructuring and asset impairments, and income tax expense. Refer to Note O Restructuring and Asset Impairments and Note G Goodwill and Other Intangible Assets of the Notes to the Consolidated Financial Statements for the amount of restructuring charges and asset impairments, and intangibles amortization expense, respectively, attributable to each segment. As discussed previously, the Company’s operations are classified into three business segments: Consumer Products, Industrial Tools, and Security Solutions.

Consumer Products:

(Millions of Dollars)	2006	2005	2004
Net sales from continuing operations	$1,329	$1,098	$1,043
Operating profit from continuing operations	$210	$185	$171
% of Net sales	15.8%	16.9%	16.4%

Net sales from continuing operations of Consumer Products increased 21% in 2006 compared to 2005. Of this increase, acquisitions, predominantly National, accounted for 18%, while organic volume and price rose 2% and 1%, respectively. Foreign currency did not significantly impact sales. The consumer hand tool business continued to achieve share gains from the strong performance of the new FatMax®Xtreme™ and FatMax®XL™ product lines which launched in the U.S. and European markets, representing the largest new hand tools product introduction in the Company’s history. At the same time, the FatMax® range of product offerings delivered growth though continued premium innovation, distribution point expansion and related brand support. This favorable performance was partially offset by lower volumes in the consumer storage and mechanics tools businesses. The prior year sales in the consumer storage business reflected higher volume from the initial launch of garage storage products. The 110 basis point decline in segment operating margin is primarily due to $8 million of non-cash inventory step-up amortization from acquisitions, the dilutive impact of National margins due to its legacy high-cost manufacturing structure which the Company continues to transition to low cost countries, increased brand support, and commodity cost inflation, partially offset by savings derived from price recovery initiatives and prior cost reduction actions.

Consumer Products’ net sales from continuing operations in 2005 represented a 5% increase over 2004. Of this 5% increase, the November 2005 National acquisition contributed 1% while organic volume increased 3% driven by strength in the hand tools and consumer storage business associated with successful new product introductions. The effects of currency and pricing contributed equally to the remaining 1% increase. Solid organic sales growth was achieved despite an unanticipated inventory correction by certain large North American customers in December 2005 which negatively impacted sales by approximately $30 million versus normal levels. Operating margin improved 50 basis points primarily due to leverage associated with the increase in sales volume.

Industrial Tools:

(Millions of Dollars)	2006	2005	2004
Net sales from continuing operations	$1,803	$1,370	$1,293
Operating profit from continuing operations	$159	$136	$133
% of Net sales	8.8%	9.9%	10.3%

Industrial Tools’ net sales increased 32% in 2006 compared to 2005, primarily driven by the Facom and Besco acquisitions, which increased sales by $452 million or 33%. Favorable pricing actions and favorable foreign currency collectively contributed 1%, and were more than offset by a core volume decline of 2%. The majority of this decrease was due to fastening systems organic sales declining 7% compared to the prior year stemming from weakness in the U.S. construction market and management’s commitment to turn down unprofitable business. This decline more than offset strong results in the Mac Tools, Facom, hydraulic tools, industrial tools and storage businesses, as organic sales aside from fastening systems increased 3% in 2006 compared to the prior year. Mac Tools’ continues to benefit from improved retention of its distributors based on management actions initiated early in the year. Industrial tools and storage and the hydraulic tools businesses obtained share gains from the success of new product introductions in the oil and mining industries as demand for such commodities remained strong during 2006. Operating profit as a percentage of net sales decreased by 110 basis points due to $13 million of non-cash inventory step-up amortization associated with the Facom acquisition, commodity inflation, supply chain inefficiencies in certain businesses due to increased backlog, and the sales volume decline and cost inefficiencies experienced by the U.S. fastening systems business, partially offset by the accretive impact of Facom. Management is committed to restoring the fastening systems business’ long-term cost competitiveness by continuing the migration of production to Asia, reducing the overall SG&A and manufacturing footprint, as well as SKU rationalization. Additionally, the acquisition of Asian-based Besco and the opening of a new manufacturing facility in China during 2006 will strategically aid the fastening systems business’ long term vitality.

Industrial Tools’ net sales increased 6% in 2005 from 2004. The carryover effect from the 2004 CST/Berger and related 2005 acquisitions contributed nearly 1% of the sales increase. The 5% organic sales increase was comprised of 3% volume and 2% price. Sales volume rose on continued strong demand in the industrial mechanics tools, hydraulic tools, laser leveling tools, and storage businesses, and to a lesser extent fastening systems. These volume gains were partially offset by declines in the Mac Tools and assembly technologies businesses. Industrial mechanics tools’ increase in volume was driven by share gains achieved from new product introductions and improved customer service. Hydraulic tools also benefited from new product introductions as well as higher product demand associated with the steel scrap market which was driven by the strong global demand for steel. Laser leveling tools continued to increase its market share in the U.S. and European professional markets due to new product offerings. Although demand began to slow during the latter half of 2005, fastening systems achieved moderate sales growth during 2005 based on demand from the U.S. construction and industrial channels along with the success of innovative nail products. The storage business increase in volume was driven by the successful launch of a vertical lift module automated storage and retrieval system as well as strong demand experienced in the industrial, heavy truck, and automotive dealership markets. Assembly technologies was affected by weakness in the U.S. auto industry, as the ‘‘Big 3’’ automakers continued to reduce capital expenditures in conjunction with other cost reduction initiatives. Mac Tools sales fell due to a decline in the number of distributors in 2005 compared to 2004 as dealer attrition outpaced recruiting efforts. However, the average sales per Mac Tools’ distributor was up 4% versus 2004 and operating margin improved slightly. Operating profit in 2005 was $136 million, or 9.9% of net sales, up slightly compared to $133 million, or 10.3% of net sales, in 2004. The 40 basis point decline in the operating margin rate, despite the sales volume increase, was primarily due to increased freight costs, as well as unfavorable mix and cost absorption in the fastening business where manufacturing volume was lower in 2005 compared to 2004 on improved inventory management.

Security Solutions:

(Millions of Dollars)	2006	2005	2004
Net sales from continuing operations	$887	$818	$662
Operating profit from continuing operations	$134	$124	$108
% of Net sales	15.1%	15.1%	16.3%

During 2006, Security Solutions’ sales increased 8%. Acquisitions contributed 4%, organic sales volume 2%, pricing 1%, and currency 1%. The automatic doors business continued to grow its service revenue and achieved strong national account share gains driven by the favorable impact of new product introductions, new store openings and increased modernization of pre-existing stores. The mechanical access business benefited from new product introductions and its expanded ability to provide customers with virtually all of their varied mechanical product needs. In addition, the Security segment as a whole benefited from the growth and continued integration of its national service foot print. The 2006 operating margin as a percentage of net sales was consistent with 2005 as the favorable impact from prior cost reduction and integration actions were negated by commodity cost inflation and the dilutive impact of recently acquired companies until integration initiatives unfold.

Security Solutions’ sales increased 24% in 2005. Excluding acquisitions, organic sales increased 2%. Sales volume and favorable foreign currency each represented 1% of the organic increase. The increase in organic volume was driven by the North American mechanical access and electronic security integration businesses, partially offset by declines in the North American automatic door and Blick U.K. security businesses. The strong sales volume achieved by the mechanical access business was driven by increased demand from its national accounts based on the continued ability to provide a diversified product offering to such customers, while the North American security integration business benefited from strong market conditions. The decline in Blick was attributable to overall softness in the U.K. economy, while the automatic doors business was negatively impacted by the non-recurrence of a major project upgrade at a large customer as compared with 2004. Acquisitions contributed $17 million of operating profit. The operating margin rate decrease is primarily attributed to unfavorable mix as a result of a higher proportion of electronic access sales as compared to mechanical access, as well as the impact of recent acquisitions as integration synergies were not yet fully achieved, and there was unfavorable impact from non-recurring inventory step-up costs in purchase accounting. However, the second half 2005 operating margin was 15.8% compared to 14.4% in the first half, reflecting the benefit of various cost reduction initiatives including headcount reductions at several of the businesses, progress in the integration of field service organizations and back office systems, and the continued roll-out of the Stanley Fulfillment System to recently acquired businesses.

RESTRUCTURING ACTIVITIES

At December 30, 2006, the restructuring and asset impairment reserve balance was $63.1 million, which the Company expects to be fully expended by the end of 2007. Restructuring charges in 2007 are expected to increase to approximately $.20 per diluted share. A summary of the Company’s restructuring reserve activity from December 31, 2005 to December 30, 2006 is as follows (in millions):

	12/31/05	Acquisition Impact	Net Additions	Usage	Currency	12/30/06
Acquisitions
Severance	$2.2	$68.5	$0.4	$(16.4)	$—	$54.7
Facility Closure	—	2.7	—	(0.3)	—	2.4
Other	0.1	2.0	0.5	(1.1)	—	1.5
2006 Actions	—	—	11.9	(9.3)	—	2.6
Pre-2006 Actions	2.6	—	1.0	(1.8)	0.1	1.9
	$4.9	$73.2	$13.8	$(28.9)	$0.1	$63.1

2006 Actions:    During 2006, the Company initiated a cost reduction initiative in order to maintain its cost competitiveness and vitality. Severance charges of $11.9 million were recorded during the year relating to a reduction of 728 employees. Approximately $3.0 million of this charge pertained to the Consumer Products segment; $4.5 million to the Industrial Tools segment; and $4.4 million to the Security Solutions segment. Of these amounts, $9.3 million has been utilized to date, with $2.6 million of reserves remaining as of December 30, 2006. In addition to severance, $4.1 million for a U.K. pension plan curtailment was recorded in Other, net and $1.3 million of related consulting costs were recorded in SG&A.

Pre-2006 Actions:    During 2005, the Company initiated a $5.7 million cost reduction in various businesses, of which $4.6 million was recorded in 2005 and $1.1 million was recorded during 2006. The action was comprised of the severance of 170 employees and the exit of a leased facility. Of this amount, $5.0 million has been utilized to date with $0.7 million of accrual remaining as of December 30, 2006. Approximately $4.3 million of this charge pertained to the Security Solutions segment; $0.9 million to the Industrial Tools segment; and $0.5 million to the Consumer Products segment. In addition, as of December 30, 2006, $1.2 million of reserves remain relating to pre-2005 actions.

Acquisition Related:    During 2006, the Company completed a consultation process with its European Works Council regarding the reorganization of its Facom and Stanley hand tools activities in Europe (these ‘‘Initiatives’’). These Initiatives will, among other things, implement growth strategies and reduce costs by rationalizing manufacturing, logistics, sales and support organizations resulting in the severance of approximately 580 employees, the closure of two legacy Facom factories in France, as well as four legacy Facom distribution centers located in the United Kingdom, Belgium, Germany and Switzerland. The facility rationalization commenced recently with the severance of approximately 440 employees, closure of the two French factories and exit from the United Kingdom distribution center. The Company expects to complete these Initiatives during 2007. Cash expenditures to be incurred for these Initiatives are estimated at approximately $75 million, of which $59.4 million has been recorded to the Facom purchase price allocation and $0.7 million was reported as a 2006 restructuring charge. As of December 30, 2006, $6.6 million has been utilized to date, with $53.5 million accrual remaining. Also, $1.4 million of asset impairments were recorded to Cost of Sales relating to inventory rationalization associated with the plant shut downs.

In connection with its acquisition of National, the Company recorded $8.0 million in severance costs for 243 employees and $0.3 million for facility closure costs to the purchase price allocation, and $0.2 million was recorded as a restructuring charge. As of December 30, 2006, $5.8 million has been utilized with $2.7 million accrual remaining.

FINANCIAL CONDITION

Liquidity, Sources and Uses of Capital:    The Company’s primary sources of liquidity are cash flows generated from operations and borrowings under various credit facilities.

Operating and Investing Activities:    The Company has historically generated strong cash flows from operations. In 2006, cash flow from operations was $439 million compared to $362 million in 2005. The $77 million improvement in 2006 versus 2005 is mainly attributable to higher cash earnings on the strength of acquisitions, reflecting the removal of increased non-cash expenses in 2006 (particularly inventory step-up amortization associated with acquisitions, intangible asset amortization expense and stock-based compensation expense). Receivables, inventories and accounts payables generated $11 million higher cash inflows in 2006 compared with 2005 due to increased receivable sales. These favorable impacts were partially offset by cash outflows for restructuring activities which amounted to $29 million in 2006, an increase of $20 million over 2005. In 2005, operating cash flow totaled $362 million, down slightly from 2004.

Capital expenditures were $80 million in 2006, $68 million in 2005, and $55 million in 2004. The higher capital expenditures in 2006 were driven by upgrades of information systems, the incremental impact of normal capital spending incurred by recent acquisitions, and equipment purchases related to new product introductions. The increase in 2005 capital expenditures versus 2004 was due to new product introductions, information system upgrades and plant investments in China and Thailand. The Company expects future capital expenditures to increase approximately in proportion to its sales growth.

Free cash flow, as defined in the following table, was $359 million in 2006 and $294 million in 2005, considerably exceeding net earnings from continuing operations in a period of continued strong sales volume growth. The Company believes free cash flow is an important indicator of its liquidity, as well as its ability to fund future growth and provide a dividend to shareowners.

(Millions of Dollars)	2006	2005	2004
Net cash provided by operating activities	$439	$362	$372
Less: capital expenditures	(60)	(53)	(48)
Less: capitalized software	(20)	(15)	(7)
Free cash flow	$359	$294	$317

Based on its demonstrated ability to generate cash flow from operations as well as its strong balance sheet and credit position at December 30, 2006, the Company believes it has the financial flexibility to deploy capital to its shareholders’ advantage through a combination of acquisitions, dividends, debt repayment, and potential future share repurchases.

In 2006, acquisition spending totaled $572 million, primarily related to Facom and Besco, and $20 million of debt repayments associated with the 2004 acquisition of Blick. 2005 acquisition spending amounted to $287 million principally for the National, Security Group, Sielox and Precision acquisitions discussed previously. As part of its portfolio diversification shift, in 2004 the Company received $205 million in net proceeds from sales of the residential entry door and home décor businesses, and disbursed $301 million for business acquisitions. In 2005, the $21 million of remaining taxes due on the gain from these business sales were paid. Pursuant to its profitable growth strategy, the Company will continue to assess its current business portfolio for disposition opportunities and make acquisitions in favored markets while minimizing the risk associated with large customer concentrations. The Company likely will complete additional 2007 acquisitions requiring funding of approximately $50 – $75 million, aside from HSM which was acquired for $545 million in January 2007.

During 2006, the Company entered into a sale-leaseback transaction of its corporate headquarters building. Under the terms of the transaction, the Company received $23 million in cash proceeds, reported in investing cash flows, and recorded a deferred gain of $11 million which will be amortized over the 15 year operating lease term. The cash proceeds were utilized to pay down short-term borrowings.

Financing Activities:    The Company financed the HSM acquisition with proceeds from existing short term credit facilities and a new $500 million 364-day bridge facility entered into on January 8, 2007. The Company remains committed to its current credit ratings and intends to refinance this transaction with a combination of available cash, debt and equity-linked securities, which it believes will be consistent with maintaining those ratings. Management does not anticipate the need to issue common equity in the short term in order to achieve this objective. However, the above refinancing is expected to entail the issuance of common stock in the medium term.

Payments on long-term debt amounted to $4 million in 2006, $72 million in 2005 and $154 million in 2004. Payments in 2004 reflect the maturity of $120 million of debt on March 1, 2004. Net repayments of short-term borrowings in 2006 amounted to a cash outflow of $66 million as the Company paid down commercial paper utilizing a portion of the strong operating cash flows. Net short-term borrowings provided cash inflows of $103 million in 2005 and $20 million in 2004. The increase in 2005 was primarily attributed to commercial paper issued to fund the 2005 acquisitions aside from National.

In November 2005, the Company consummated a Section 144A offering, with registration rights, of $450 million of Enhanced Trust Preferred Securities (‘‘ETPS’’) through its unconsolidated trust subsidiary, The Stanley Works Capital Trust I (‘‘the Trust’’). Contemporaneously, the Company borrowed the proceeds of the ETPS offering from the Trust by issuing $450 million of junior subordinated debt securities payable to the Trust. The net proceeds were used to partially fund the acquisitions of National and Facom which closed on November 30, 2005 and January 1, 2006, respectively. These securities and underlying junior subordinated debt securities (collectively, the ‘‘securities’’) feature a 5 year fixed rate period ending December 1, 2010 and a floating rate period ending December 1, 2045. The fixed coupon was set at 5.902%. The obligations, tenor and terms of the ETPS mirror those of the junior subordinated debt securities. The securities can be redeemed by the Company on or after December 1, 2010 without penalty for early payment.

In 2005, the Company amended its long-term (multi-year) $400 million committed credit facility by increasing the facility size to $550 million and adding a multi currency sub-limit of $250 million available in Euros or Pound Sterling. This long-term credit facility matures in October 2009. In addition, the Company has short-term lines of credit with numerous foreign banks aggregating $251 million, of which $191 million was available at December 30, 2006. Short-term arrangements are reviewed annually for renewal. Aggregate credit lines amounted to $801 million. The $550 million committed credit facility is designated as a liquidity back-stop for the Company’s commercial paper program. As of December 30, 2006 there were no outstanding loans under this facility and the Company had $31 million of commercial paper outstanding. In addition to these lines of credit, the Company maintains a committed facility designed for the securitization of certain trade accounts receivable for purposes of additional liquidity. As of December 30, 2006, the Company’s maximum available funds under this arrangement were $87 million, of which $60 million was utilized.

In 2003, the Company filed a Shelf Registration in the amount of $900 million. At December 30, 2006, the Shelf Registration was unutilized. This filing represents a prospectus which, if accompanied by a prospectus supplement, would allow the Company to offer, issue and sell, together or separately, debt, equity and other securities.

The Company increased its cash dividend per common share to $1.18 in 2006. Dividends per common share increased 3.5% in 2006, 5.5% in 2005 and 4.9% in 2004.

In 2006, the Company completed a stock repurchase program whereby it repurchased 4 million outstanding shares of its common stock for $200 million. The Company will continue to assess the possibility of repurchasing more of its outstanding common stock, based on a number of factors including the level of acquisition activity, the market price of the Company’s common stock and the current financial condition of the Company.

The Company’s debt to capital ratio was 39% at the end of 2006, 42% at the end of 2005 and 32% at the end of 2004. Reflecting the credit protection measures that are incorporated into the terms of the $450 million ETPS, the debt to capital ratio of the Company is more fairly represented by apportioning 50% of the ETPS issuance to equity when making the calculation. The resulting debt to capital ratio from this apportionment is 30% as of December 30, 2006. This adjustment is consistent with the treatment accorded these securities by the nationally recognized statistical ratings organizations that rate the Company’s debt securities.

Contractual Obligations:     The following summarizes the Company’s significant contractual obligations and commitments that impact its liquidity:

Payments Due by Period

(Millions of Dollars)	Total	2007	2008 - 2009	2010 - 2011	Thereafter
Long-term debt	$910	$230	$20	$8	$652
Operating leases	111	29	38	21	23
Deferred compensation	40	5	10	12	13
Pension funding obligations(a)	17	17	—	—	—
Material purchase commitments	36	9	18	9	—
Outsourcing and other obligations	32	19	13	—	—
Total contractual cash obligations	$1,146	$309	$99	$50	$688

(a)	The Company anticipates that funding of its pension and postretirement benefit plans in 2007 will approximate $17 million. That amount principally represents contributions either required by regulations or laws or, with respect to unfunded plans, necessary to fund current benefits. The Company has not presented estimated pension and postretirement funding in the table above beyond 2007 as funding can vary significantly from year to year based upon changes in the fair value of the plan assets, actuarial assumptions, or curtailment/settlement actions.

Aside from debt payments, for which there is no tax benefit associated with repayment of principal, payment of the above contractual obligations will typically generate a cash tax benefit such that the net cash outflow will be lower than the gross amounts indicated.

Other Commercial Commitments

Amounts of Commitments Expiration Per Period

(Millions of Dollars)	Total	2007	2008-2009	2010-2011	Thereafter
U.S. lines of credit	$550	$—	$550	$—	$—
U.S. receivables securitization facility	87	87	—	—	—
International lines of credit	251	251	—	—	—
Total commercial commitments	$888	$338	$550	$—	$—

Short-term borrowings, long-term debt and lines of credit are explained in detail within Note I Long-Term Debt and Financing Arrangements of the Notes to the Consolidated Financial Statements. Operating leases and other commercial commitments are further detailed in Note R Commitments and Guarantees of the Notes to the Consolidated Financial Statements.

MARKET RISK

Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments, currencies, commodities and other items traded in global markets. The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates, stock prices, and commodity prices. Exposure to foreign currency risk results because the Company, through its global businesses, enters into transactions and makes investments denominated in multiple currencies. The Company’s predominant exposures are in European, Canadian and Asian currencies, including the Chinese Renminbi (‘‘RMB’’) and the Taiwan Dollar. Certain cross-currency trade flows arising from sales and procurement activities as well as affiliate cross-border activity are consolidated and netted prior to obtaining risk protection, primarily purchased basket options. The Company is thus able to capitalize on its global positioning by taking advantage of naturally offsetting exposures and portfolio efficiencies to reduce the cost of purchasing protection. At times, the Company also enters into forward exchange contracts and purchased options to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables, predominately for affiliate transactions. Gains and losses from these hedging instruments offset the gains or losses on the underlying net exposures, assets and liabilities being hedged. Management determines the nature and extent of currency hedging activities, and in certain cases, may elect to allow certain currency exposures to remain unhedged. The Company has also entered into several cross-currency interest rate swaps, to provide a partial hedge of the net investments in certain subsidiaries and better match the cash flows of operations to debt service requirements. Sensitivity to foreign currency exposure risk from these financial instruments at the end of 2006 would have been immaterial based on the potential loss in fair value from a hypothetical 10% adverse movement in all currencies. The Company follows risk management policies in executing derivative financial instrument transactions, and does not use such instruments for speculative purposes.

On July 21, 2005, China announced it will allow the RMB to fluctuate within a very tight band (+/− .3% around the weighted average prior day close) thereby effectively adopting a managed float and ending its decade-old valuation de facto peg to the U.S. Dollar (‘‘USD’’). The initial appreciation was 2%. Besides the initial move, the effect of that policy shift during 2006 was negligible as total appreciation of the RMB versus the USD at year end amounted to only 3%. The Company sources significant products from China and other Asian low cost countries for resale in other regions. To the extent the RMB or these other currencies appreciate with respect to the USD, the Company may experience cost increases on such purchases. While the present 3% appreciation of the RMB should not generate material cost increases for RMB denominated purchases, further appreciation of this or other currencies utilized for procurement could adversely affect profitability. In the event significant RMB or other currency appreciation occurs, the Company would initiate customer pricing or other actions in an effort to mitigate the related cost increases, but it is possible such actions would not fully offset the potential unfavorable impact.

The Company’s exposure to interest rate risk results from its outstanding debt obligations, short-term investments, and derivative financial instruments employed in the management of its debt portfolio. The debt portfolio is managed to achieve capital structure targets and reduce the overall cost of borrowing by using a combination of fixed and floating rate debt as well as interest rate swaps, and cross-currency swaps. The Company’s primary exposure to interest rate risk comes from its floating rate debt in the U.S. and Europe and is fairly represented by changes in LIBOR and EURIBOR rates. At December 30, 2006, the result of a hypothetical two percentage point increase in short-term LIBOR and EURIBOR rates would not have resulted in a material impact on the pre-tax profit of the Company.

The Company has exposure to commodity prices in many businesses, particularly brass, nickel, resin, aluminum, copper, zinc, steel, and energy used in the production of finished goods. Generally, commodity price exposures are not hedged with derivative financial instruments, but instead are actively managed through customer pricing actions, procurement-driven cost reduction initiatives and other productivity improvement projects. In 2005, the Company experienced approximately $40 million of commodity and energy inflation, most of which was recovered through favorable pricing actions. Such inflation increased costs by approximately $45 million in 2006, which management mitigated through various customer pricing actions and cost reduction initiatives. If commodity prices fluctuated to reach new historical high levels, similar to those experienced in 2004, the Company’s exposure could increase from the expected levels for 2007 as previously discussed.

Fluctuations in the fair value of the Company’s common stock affect domestic retirement plan expense as discussed in the ESOP section of Management’s Discussion and Analysis.

The assets held by the Company’s defined benefit plans are exposed to fluctuations in the market value of securities, primarily global stocks and fixed-income securities. The funding obligations for these plans would increase in the event of adverse changes in the plan asset values. The Company employs a conservative asset allocation as well as investment consultants to mitigate this risk. Management has worked to minimize this exposure by freezing and terminating defined benefit plans where appropriate.

Sales to The Home Depot amounted to 10% of 2006 consolidated net sales from continuing operations. The Company has other significant customers, particularly home centers and major retailers, though individually there are none that exceed 10% of consolidated sales. The loss or material reduction of business from any such significant customer could have a material adverse impact on the Company’s results of operations and cash flows, until either such customers were replaced or the Company made the necessary adjustments to compensate for the loss of business.

The Company has access to financial resources and borrowing capabilities around the world. There are no material instruments within the debt structure that would accelerate payment requirements due to a change in credit rating. The Company has the flexibility to elect deferral of interest payments on its ETPS obligation for up to 5 years. The Company believes that its strong financial position, operating cash flows, committed long-term credit facilities and borrowing capacity, and ready access to equity markets provide the financial flexibility necessary to continue its record of annual dividend payments, to invest in the routine needs of its businesses, to make strategic acquisitions and to fund other initiatives encompassed by its growth strategy.

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

EMPLOYEE STOCK OWNERSHIP PLAN    As detailed in Note M Employee Benefit Plans of the Notes to the Consolidated Financial Statements, the Company has an Employee Stock Ownership Plan (‘‘ESOP’’) under which the ongoing U.S. defined contribution and 401(K) plans are funded. Overall ESOP expense is affected by the market value of Stanley stock on the monthly dates when shares are released, among other factors. Net ESOP expense amounted to $2 million in each of the years 2006, 2005 and 2004. While the average market value of shares released increased from $43.20 in 2004 to $49.28 in 2006, other elements of ESOP expense, including a gradual reduction in the number of shares released annually from the trust, offset the favorable impact of the higher share price.  ESOP expense could increase in the future if the market value of the Company’s common stock declines.

NEW ACCOUNTING STANDARDS    Refer to Note A Significant Accounting Policies of the Notes to the Consolidated Financial Statements for a discussion of new accounting pronouncements and the potential impact to the Company’s consolidated results of operations and financial position.

CRITICAL ACCOUNTING ESTIMATES    Preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Significant accounting policies used in the preparation of the Consolidated Financial Statements are described in Note A Significant Accounting Policies. Management believes the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters with inherent uncertainty. The most significant areas involving management estimates are described below. Actual results in these areas could differ from management’s estimates.

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

INVENTORIES — LOWER OF COST OR MARKET, SLOW MOVING AND OBSOLETE    U.S. inventories are predominantly valued at the lower of LIFO cost or market. The calculation of LIFO reserves, and therefore the net inventory valuation, is affected by inflation and deflation in inventory components. The Company ensures all inventory is valued at the lower of cost or market, and continually reviews the carrying value of discontinued product lines and stock-keeping-units (‘‘SKUs’’) to determine that these items are properly valued. The Company also continually evaluates the composition of its inventory and identifies obsolete and/or slow-moving inventories. Inventory items identified as obsolete and/or slow-moving are evaluated to determine if reserves are required. The Company identifies these inventories and assesses the ability to dispose of them at a price greater than cost. If it is determined that cost is less than market value, cost is used for inventory valuation. If market value is less than cost, the Company writes down the related inventory to that value. If a write down to the current market value is necessary, the market value cannot be greater than the net realizable value, or ceiling (defined as selling price less costs to sell and dispose), and cannot be lower than the net realizable value less a normal profit margin, also called the floor. If the Company is not able to achieve its expectations regarding net realizable value of inventory at its current value, reserves would have to be adjusted accordingly.

GOODWILL AND INTANGIBLE ASSETS    The Company completed acquisitions in 2006 and 2005 valued at $552 million and $289 million, respectively. The assets and liabilities of acquired businesses are recorded at their fair values at the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. The Company reported $1.1 billion of goodwill and $298 million of indefinite-lived trade names at December 30, 2006.

In accordance with SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing. The identification and measurement of goodwill and unamortized intangible asset impairment involves the estimation of fair value. The valuation of goodwill also requires the identification and valuation of reporting units. The estimates of fair value of goodwill, indefinite-lived intangible assets and related reporting units are based on the best information available at the date of assessment, which primarily incorporate management assumptions about future cash flows. Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities. While the Company has not recorded goodwill or other intangible asset impairment losses in many years, it is possible impairments may occur in the future in the event expected profitability, cash flows or trade name usage change significantly from current estimates.

PROPERTY, PLANT AND EQUIPMENT    The Company generally values Property, Plant and Equipment (‘‘PP&E’’) at historical cost less accumulated depreciation. Impairment losses are recorded when indicators of impairment, such as plant closures, are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The impairment loss is quantified by comparing the carrying amount of the assets to the weighted average discounted cash flows, which consider various possible outcomes for the disposition of the assets (i.e. sale, leasing, etc.). Primarily as a result of plant rationalization, certain facilities and equipment are not currently used in operations. The Company has previously recorded impairment losses related to unused and under-utilized assets, and such losses may occur in the future.

RISK INSURANCE    To some extent, the Company self insures for various business exposures. For domestic workers’ compensation and product liability, the Company generally purchases outside insurance coverage only for severe losses (‘‘stop loss’’ insurance). The two risk areas involving the most significant accounting estimates are workers’ compensation and product liability (liability for alleged injuries associated with the Company’s products). Actuarial valuations performed by an outside risk insurance expert form the basis for workers’ compensation and product liability loss reserves recorded. The actuary contemplates the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The specific reserves for individual known claims are quantified by third party administrator specialists (insurance companies) for workers’ compensation and by in-house legal counsel in consultation with outside attorneys for product liability. The cash outflows related to risk insurance claims are expected to occur over approximately 8 to 10 years, and the present value of expected future claim payments is reserved. The Company believes the liability recorded for such risk insurance reserves as of December 30, 2006 is adequate, but due to judgments inherent in the reserve estimation process it is possible the ultimate costs will differ from this estimate.

WARRANTY    The Company provides product and service warranties which vary across its businesses. The types of warranties offered generally range from one year to limited lifetime, while certain products carry no warranty. Further, the Company sometimes incurs discretionary costs to service its products in connection with product performance issues. Historical warranty and service claim experience forms the basis for warranty obligations recognized. Adjustments are recorded to the warranty liability as new information becomes available. The Company believes the liability recorded for expected warranty claims as of December 30, 2006 is adequate, but due to judgments inherent in the reserve estimation process, including forecasting future product reliability levels and costs of repair as well as the estimated age of certain items submitted for claims, the ultimate claim costs may differ from the recorded warranty liability.

INCOME TAXES    The future tax benefit arising from net deductible temporary differences and tax loss carry-forwards is $126 million at December 30, 2006 and $97 million at December 31, 2005. The Company believes earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits. For those jurisdictions where the expiration date of tax loss carry-forwards or the projected operating results indicate that realization is not likely, a valuation allowance is provided. The valuation allowance as of December 30, 2006 amounted to $27 million.

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

OFF-BALANCE SHEET ARRANGEMENTS    The Company’s off-balance sheet arrangements include the following:

RECEIVABLE SECURITIZATIONS    The Company has agreements to sell, on a revolving basis, pools of accounts and notes receivables to a Qualified Special Purpose Entity (‘‘QSPE’’), which qualifies to be accounted for as an unconsolidated subsidiary. The entity is designed to facilitate the securitization of certain trade accounts receivable. Assets and related debt off-balance sheet were both $60 million at December 30, 2006, compared to $16 million as of December 31, 2005. The Company is responsible for servicing these accounts while the QSPE bears the risk of non-collection. Sales of eligible receivables in 2006 amounted to $44 million compared to $5 million in the prior year. There were no gains or losses on these sales.

SYNTHETIC LEASES    The Company is a party to synthetic leasing programs for two of its major distribution centers and certain personal property, predominately vehicles and equipment. The programs qualify as operating leases for accounting purposes, such that only the monthly rent expense is recorded in the Statement of Operations and the liability and value of the underlying assets are off-balance sheet. These lease programs are utilized primarily to reduce overall cost and to retain flexibility. As of December 30, 2006, the estimated fair value of assets and remaining obligations for these properties were $95 million and $72 million, respectively.

TRUST    The Company owns 100% of the common stock ($0.1 million) of The Stanley Works Capital Trust I (‘‘the Trust’’) which was formed in 2005 to initiate the offering of the $450 million Enhanced Trust Preferred Securities (‘‘ETPS’’). However, in accordance with Financial Accounting Standards Board Interpretation No. 46R, ‘‘Consolidation of Variable Interest Entities, an interpretation of ARB No. 51’’ (‘‘FIN 46R’’), the Trust is not consolidated. Since the $450 million of junior subordinated debt issued by the Company to the Trust is reflected on the Company’s Consolidated Balance Sheet as of December 30, 2006, consolidation of the Trust would have virtually no impact to the Company’s results of operations or financial position.

CAUTIONARY STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in this Annual Report on Form 10-K, including, but not limited to, the statements regarding the Company’s ability to: (i) obtain supplies for raw materials used in its production process; (ii) build a growth platform in security while expanding the branded tools and hardware platforms; (iii) expand efforts to leverage SFS across the enterprise to increase working capital turns, decrease cycle times, and increase customer satisfaction; (iv) the HSM acquisition will be neutral to earnings in 2007, increasing to $0.20 -- $0.25 per diluted share in 2009, together with approximately $38 million of non-cash intangible asset amortization in 2007 relating to acquired contracts; (v) continue various integration and process improvements throughout 2007 and 2008; (vi) grow the branded tools and hardware businesses through innovative product development, brand support and relentless focus on global cost competitiveness for vitality over the long term as well as pursue acquisition-related growth where appropriate; (vii) continue cost reduction actions and integration of the Facom and National acquisitions throughout 2007 including cost structure reformation for long term competitiveness and preservation of the Facom and Stanley tool franchises in Europe; (viii) implement growth strategies and reduce costs with these Initiatives, estimate and limit the expenditures incurred under these Initiatives to approximately $75 million and complete these Initiatives during 2007; (ix) leverage the Besco acquisition to reduce the fastenings system business’ cost structure and facilitate business in emerging markets; (x) offset the expected negative impact of inflation of $60 - $65 million in 2007 through customer pricing and productivity actions; (xi) return the fastening systems business to profitability and restore its long term cost competitiveness; (xii) keep future capital expenditure increases approximately in proportion to sales growth; (xiii) deploy capital to its shareholders’ advantage through a combination of acquisitions, dividends, debt repayment and potential share repurchases; (xiv) make dispositions and acquisitions in favored markets while minimizing the risk associated with large customer concentrations; (xv) complete additional 2007 acquisitions requiring funding of approximately $50 – $75 million; (xvi) refinance the bridge facility entered into on January 8, 2007 and related HSM acquisition borrowings with a combination of available cash, debt and equity-linked securities and not issue common equity in the short term but expect to issue common equity in the medium-term, (xvii) limit the increase in the 2007 effective income tax rate to a range of 25% to 27% of pre-tax earnings; (xviii) limit the impact of restructuring charges in 2007 to approximately $0.20 per diluted share;

(xix) continue its record of annual dividend payments to invest in the routine needs of its businesses, to make strategic acquisitions and to fund other initiatives of its growth strategy; and (xx) maintain its current credit ratings are forward looking statements and are based on current expectations. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of risks, uncertainties and important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. In addition, to any such risks, uncertainties and other factors discussed elsewhere herein, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in the forward looking statements include, without limitation, those set forth under Item 1A Risk Factors hereto, those contained in the Company’s other filings with the Securities and Exchange Commission and those set forth below.

The Company’s ability to achieve the results described above is dependent on: (i) the success of the Company’s efforts to maintain raw material supplies; (ii) build the security platform while expanding branded tools and hardware; (iii) reinvest free cash flow and improve working capital efficiency; (iv) integration of the HSM acquisition having a neutral impact on 2007 earnings with approximately $38 million of non-cash intangible asset amortization in 2007 relating to acquired contracts, and contributing diluted earnings per share accretion of $0.20 -- $0.25 in 2009; (v) the success of various process improvements; (vi) the Company’s success at completing acquisitions for the branded tools and hardware businesses, innovation in those businesses, brand support and maintaining relentless focus on global cost competitiveness; (vii) the Company’s successful implementation of SFS and cost reduction actions and integration of the various acquisitions including cost structure reformation; (viii) the Company’s ability to limit the expenditures incurred under these Initiatives to approximately $75 million and complete facility rationalization; (ix) the Company’s ability to leverage the Besco acquisition to reduce the fastenings system business’ cost structure and facilitate business in emerging markets; (x) the Company’s ability to implement customer pricing actions and continue cost reduction and productivity initiatives to offset the expected inflation in 2007; (xi) successful implementation of cost reduction initiatives for the fastening system business including migration of production to Asia, reduction of overall SG&A and the manufacturing footprint, as well as SKU rationalization; (xii) the Company’s ability to keep future capital expenditure increases approximately in proportion to its sales growth; (xiii) the Company’s ability to generate free cash flow and maintain a strong credit position; (xiv) the Company’s ability to continue to implement its profitable growth strategy; and (xv) the successful completion by the Company of a debt and equity-linked securities refinancing and such refinancing being consistent with the Company’s current credit ratings; (xvi) the Company’s successful settlement of routine tax audits; (xvii) the ability of the Company to generate earnings sufficient to realize future income tax benefits during periods when temporary differences become deductible; (xviii) the continued ability of the Company to access credit markets under satisfactory terms; (xix) satisfactory payment terms under which the Company buys and sells goods, materials and products; (xx) the ability of the Company to fulfill increasing demand for its products; (xxi) the success of recruiting programs and other efforts to maintain or expand overall Mac Tool truck count versus prior years; (xxii) changes in trade, monetary, tax and fiscal policies and laws; (xxiii) the strength of the U.S. economy as well as the economies of the other countries in which the Company operates; (xxiv) the impact of events that cause or may cause disruption in the Company’s distribution and sales networks such as war, terrorist activities, political unrest and recessionary or expansive trends in the economies of the countries in which the Company operates; and (xxv) the Company’s ability to maintain its fiancial position, operating cash flows, committed long-term credit facilities borrowing capacity.

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

None.

ITEM 9A.    CONTROLS AND PROCEDURES

The management of The Stanley Works is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of The Stanley Works’ internal control over financial reporting as of December 30, 2006. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (‘‘COSO’’) of the Treadway Commission in Internal Control — Integrated Framework. Management concluded that based on its assessment, The Stanley Works’ internal control over financial reporting was effective as of December 30, 2006. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Facom S.A. and Besco Pneumatic Corporation, companies acquired in January and July of 2006, respectively, which are included in the 2006 consolidated financial statements of The Stanley Works and constituted total assets of approximately $915 million at December 30, 2006 and approximately $480 million of revenues for the year then ended. Ernst & Young LLP, the auditor of the financial statements included in this annual report, has issued an attestation report on management’s assessment of internal controls, a copy of which appears on page 44.

There has been no change in The Stanley Works’ internal control over financial reporting during the fiscal quarter ended December 30, 2006 that has materially affected, or is reasonably likely to materially affect, The Stanley Works’ internal control over financial reporting.

Within the 90-day period prior to the filing of this report, under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic Securities and Exchange Commission filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item, except for certain information with respect to the Company’s Code of Ethics, the executive officers of the Company and any material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors, as set forth below, is incorporated herein by reference to the information set forth in the section of the Company’s definitive proxy statement (which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the close of the Company’s fiscal year) under the headings ‘‘Information Concerning Nominees for Election as Directors,’’ ‘‘Information Concerning Directors Continuing in Office,’’ ‘‘Board of Directors,’’ and ‘‘Section 16(a) — Beneficial Ownership Reporting Compliance.’’

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

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors since the Company filed its definitive proxy statement pursuant to Regulation 14A for the annual meeting of shareholders dated April 26, 2006.

The following is a list of the executive officers of the Company as of February 26, 2007:

Name, Age, Date of Birth	Office	Date Elected to Office
John F. Lundgren (55) (09/03/51)	Chairman and Chief Executive Officer. President, European Consumer Products, Georgia-Pacific Corporation (2000).	03/01/04
Donald Allan, Jr. (42) (3/21/64)	Vice President & Corporate Controller. Corporate Controller (2000); Assistant Controller (1999).	10/24/06
Jeffery D. Ansell (39) (01/05/68)	Vice President & President, Stanley Consumer Tools Group. President – Consumer Tools and Storage (2004); President of Industrial Tools & Storage (2002); Vice President – Global Consumer Tools Marketing (2001); Vice President Consumer Sales America (1999).	02/22/06
Bruce H. Beatt (54) (07/24/52)	Vice President, General Counsel and Secretary since October 2000.	10/09/00
Justin C. Boswell (39) (12/03/67)	Vice President & President, Mechanical Access Systems since January 2007. President, Stanley Securities Solutions (2003). President Stanley Access Technologies (2000).	07/26/05
Jeff Chen (48) (8/22/58)	Vice President, Global Operations & President, Asia Operations; Director, Asia Operations (2002); Managing Director, Thailand (1999).	05/01/05
Hubert Davis, Jr. (58) (08/28/48)	Senior Vice President, Business Transformation since 2006. Vice President, Chief Information Officer (June 2000). Chief Information Officer and e-commerce Leader (2000).	05/25/04
James M. Loree (48) (06/14/58)	Executive Vice President and Chief Financial Officer since September 2002. Vice President Finance and Chief Financial Officer (1999).	07/19/99
Mark J. Mathieu (55) (02/20/52)	Vice President, Human Resources since September 1997.	09/17/97
Donald R. McIlnay (56) (06/11/50)	Senior Vice President & President, Industrial Tools Group and Emerging Markets since February 2006. President, Tools Group (2004); President, Doors business (2003). President, Consumer Sales Americas (1999).	10/04/99
Thierry Paternot (58) (03/03/48)	President, Stanley Tools – Europe. Chief Executive Officer Facom S.A. and Directeur General Delegue Fimilac Investissements S.A (2002); Chairman of Management Board Reetsma Gmbh (1998)	01/01/06

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

The information required by Items 201(d) and 403 of Regulation S-K, except for the equity compensation plan information that follows, is incorporated herein by reference to the information set forth under the sections entitled ‘‘Security Ownership of Certain Beneficial Owners’’, ‘‘Security Ownership of Directors and Officers’’, and ‘‘Executive Compensation’’ of the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

EQUITY COMPENSATION PLAN INFORMATION

Compensation plans under which the Company’s equity securities are authorized for issuance at December 30, 2006 follow:

	(A)	(B)	(C)
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	8,456,508	$36.31	8,660,621
Equity compensation plans not approved by security holders	(a )	(a )	(a )
Total	8,456,508	$36.31	8,660,621

(a)	There is a non-qualified deferred tax savings plan for highly compensated salaried employees which mirrors the qualified plan provisions, but was not specifically approved by security holders. U.S. employees are eligible to contribute from 1% to 15% of their salary to a tax deferred savings plan as described in the Employee Stock Ownership Plan (‘‘ESOP’’) section of Item 8 Note M Employee Benefit Plans to the Consolidated Financial Statements of this Form 10-K. The Company contributes an amount equal to one-half of the employee contribution up to the first 7% of their salary, of which fifty-percent is invested in common stock of the Company for qualified employees. The investment of the remaining fifty-percent is controlled by the employee participating in the plan. The same matching arrangement is provided for highly compensated salaried employees in the ‘‘non-qualified’’ plan, except that the arrangement for these employees is outside of the ESOP, and is not funded in advance of distributions. Shares of the Company’s common stock may be issued at the time of a distribution from the plan. The number of securities remaining available for issuance under the plan at December 30, 2006 is not determinable, since the plan does not authorize a maximum number of securities.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Items 404 and 407(a) of Regulation S-K is incorporated by reference to the information set forth under the section entitled ‘‘Board of Directors — Related Party Transaction’’ of the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

(a)    Index to documents filed as part of this report:

1. and 2. Financial Statements and Financial Statement Schedules.

The response to this portion of Item 15 is submitted as a separate section of this report beginning with an index thereto on page 40.

3. Exhibits

See Exhibit Index in this Form 10-K on page 85.

(b)	See Exhibit Index in this Form 10-K on page 85.

(c)	The response in this portion of Item 15 is submitted as a separate section of this Form 10-K with an index thereto beginning on page 40.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE STANLEY WORKS

By:	/s/ John F. Lundgren John F. Lundgren, Chairman and Chief Executive Officer
Date: February 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John F. Lundgren	Chairman and Chief Executive Officer and Director	February 26, 2007

John F. Lundgren

/s/ James M. Loree	Executive Vice President and Chief Financial Officer	February 26, 2007

James M. Loree

/s/ Donald Allan, Jr.	Vice President, Corporate Controller	February 26, 2007

Donald Allan, Jr.

*	Director	February 26, 2007

John G. Breen

*	Director	February 26, 2007

Stillman B. Brown

*	Director	February 26, 2007

Virgis W. Colbert

*	Director	February 26, 2007

Emmanuel A. Kampouris

*	Director	February 26, 2007

Eileen S. Kraus

*	Director	February 26, 2007

Kathryn D. Wriston

*	Director	February 26, 2007

Lawrence A. Zimmerman

*By:	/s/ Bruce H. Beatt Bruce H. Beatt (As Attorney-in-Fact)

FORM 10-K
ITEM 15(a) (1) AND (2)
THE STANLEY WORKS AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Schedule II — Valuation and Qualifying Accounts of The Stanley Works and subsidiaries is included in Item 15 (page 41).

Management’s Report on Internal Control Over Financial Reporting (page 42).

Report of Independent Registered Public Accounting Firm — Financial Statement Opinion (page 43).

Report of Independent Registered Public Accounting Firm — Internal Control (page 44).

Consolidated Statements of Operations — fiscal years ended December 30, 2006, December 31, 2005, and January 1, 2005 (page 46).

Consolidated Balance Sheets — December 30, 2006 and December 31, 2005 (page 47).

Consolidated Statements of Cash Flows — fiscal years ended December 30, 2006, December 31, 2005, and January 1, 2005 (page 48).

Consolidated Statements of Changes in Shareowners’ Equity — fiscal years ended December 30, 2006, December 31, 2005, and January 1, 2005 (page 49).

Notes to Consolidated Financial Statements (page 50).

Selected Quarterly Financial Data (Unaudited) (Page 84).

Consent of Independent Registered Public Accounting Firm (Exhibit 23).

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

Schedule II — Valuation and Qualifying Accounts
The Stanley Works and Subsidiaries
Fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005 (Millions of Dollars)

		ADDITIONS
Description	Beginning Balance	Charged to Costs and Expenses	(b) Charged To Other Accounts	(a) Deductions	Ending Balance
Allowance for Doubtful Accounts:
Year Ended 2006:
Current	$34.9	$4.1	$1.7	$6.9	$33.8
Non-current	2.3	0.2	—	0.5	2.0
Year Ended 2005
Current	$27.3	$9.2	$5.8	$7.4	$34.9
Non-current	2.9	0.4	(0.9)	0.1	2.3
Year Ended 2004:
Current	$38.3	$10.8	$7.7	$29.5	$27.3
Non-current	10.4	2.3	(9.8)	—	2.9
Tax Valuation Allowance:
Year Ended 2006:	$27.2	$4.3	$—	$4.7	$26.8
Year Ended 2005:	36.7	2.7	—	12.2	27.2
Year Ended 2004:	33.1	8.1	—	4.5	36.7
Inventory Reserves:(c)
Year Ended 2006:	$63.9	$12.0	$16.9	$19.6	$73.2
Year Ended 2005:	60.6	13.7	3.3	13.7	63.9
Year Ended 2004:	59.0	36.9	5.7	41.0	60.6

(a)	With respect to the allowance for doubtful accounts, represents amounts charged-off, less recoveries of accounts previously charged-off.

(b)	Represents foreign currency translation impact, acquisitions, and net transfers to / from other accounts.

(c)	Inventory reserves include reserves for Last-In-First-Out (‘‘LIFO’’), First-In-First-Out (‘‘FIFO’’) or valuation at current cost, as well as excess and obsolete reserves.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of The Stanley Works is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of The Stanley Works’ internal control over financial reporting as of December 30, 2006. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (‘‘COSO’’) of the Treadway Commission in Internal Control — Integrated Framework. Management concluded that based on its assessment, The Stanley Works’ internal control over financial reporting was effective as of December 30, 2006. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Facom S.A. and Besco Pneumatic Corporation, companies acquired in January and July of 2006, respectively, which are included in the 2006 consolidated financial statements of The Stanley Works and constituted total assets of approximately $915 million at December 30, 2006 and approximately $480 million of revenues for the year then ended. Ernst & Young LLP, the auditor of the financial statements included in this annual report, has issued an attestation report on management’s assessment of internal controls, a copy of which appears on page 44.

/s/ John F. Lundgren
John F. Lundgren, Chairman and Chief Executive Officer

/s/ James M. Loree
James M. Loree, Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareowners of The Stanley Works

We have audited the accompanying consolidated balance sheets of The Stanley Works and subsidiaries as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, changes in shareowners’ equity, and cash flows for each of the three fiscal years in the period ended December 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Stanley Works and subsidiaries at December 30, 2006 and December 31, 2005, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 2006, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Stanley Works’ internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2007 expressed an unqualified opinion thereon.

As discussed in Note A to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123(Revised 2004), ‘‘Share-Based Payment’’ and SFAS No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-An amendment to FASB Statement Nos. 87, 88, 106 and 132(R).’’

/s/ Ernst & Young LLP

Hartford, Connecticut
February 20, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareowners of The Stanley Works

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that The Stanley Works maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Stanley Works’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Facom S.A. and Besco Pneumatic Corporation, companies acquired in January and July of 2006, which are included in the 2006 consolidated financial statements of The Stanley Works and constituted total assets of approximately $915 million at December 30, 2006 and revenues of approximately $480 million, respectively, for the year then ended.

In our opinion, management’s assessment that The Stanley Works maintained effective internal control over financial reporting as of December 30, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The Stanley Works maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Stanley Works and subsidiaries as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, changes in shareowners’ equity, and cash flows for each of the three fiscal years in the period ended December 30, 2006 and our report dated February 20, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Hartford, Connecticut
February 20, 2007

Consolidated Statements of Operations
Fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005
(In Millions of Dollars, except per share amounts)

	2006	2005	2004
Net Sales	$4,018.6	$3,285.3	$2,997.4
Costs and Expenses
Cost of sales	$2,560.1	$2,104.0	$1,893.8
Selling, general and administrative	955.2	736.8	691.3
Interest income	(4.4)	(6.6)	(4.2)
Interest expense	69.3	40.4	38.6
Other-net	57.5	47.9	46.0
Restructuring charges and asset impairments	13.8	4.6	7.7
	$3,651.5	$2,927.1	$2,673.2
Earnings from continuing operations before income taxes	367.1	358.2	324.2
Income taxes	76.4	86.5	87.3
Net earnings from continuing operations	$290.7	$271.7	$236.9
Earnings (loss) from discontinued operations before income taxes (including $1.5 million loss in 2006 and $180.7 million gain in 2004 on divestitures)	(1.5)	(1.2)	200.8
Income taxes (benefit) on discontinued operations	(0.3)	0.9	70.8
Net earnings (loss) from discontinued operations	$(1.2)	$(2.1)	$130.0
Net Earnings	$289.5	$269.6	$366.9
Basic earnings (loss) per share of common stock:
Continuing operations	$3.55	$3.26	$2.89
Discontinued operations	(0.01)	(0.03)	1.58
Total basic earnings per share of common stock	$3.54	$3.23	$4.47
Diluted earnings (loss) per share of common stock:
Continuing operations	$3.47	$3.18	$2.81
Discontinued operations	(0.01)	(0.02)	1.54
Total diluted earnings per share of common stock	$3.46	$3.16	$4.36

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
December 30, 2006 and December 31, 2005
(Millions of Dollars)

	2006	2005
Assets
Current Assets
Cash and cash equivalents	$176.6	$657.8
Accounts and notes receivable, net	749.6	609.6
Inventories, net	598.9	460.7
Deferred taxes	24.2	16.5
Assets held for sale	28.2	13.3
Other current assets	61.0	67.7
Total Current Assets	1,638.5	1,825.6
Property, Plant and Equipment, net	559.4	467.1
Goodwill	1,100.2	740.9
Customer Relationships	163.3	157.6
Trademarks	310.6	119.2
Other Intangible Assets	47.4	42.7
Other Assets	116.0	192.0
Total Assets	$3,935.4	$3,545.1
Liabilities and Shareowners’ Equity
Current Liabilities
Short-term borrowings	$89.7	$148.1
Current maturities of long-term debt	230.3	22.1
Accounts payable	445.2	327.7
Accrued expenses	485.9	374.3
Liabilities held for sale	—	3.1
Total Current Liabilities	1,251.1	875.3
Long-Term Debt	679.2	895.3
Deferred Taxes	67.2	83.4
Other Liabilities	385.9	246.2
Commitments and Contingencies (Notes R and S)
Shareowners’ Equity
Preferred stock, without par value:
Authorized and unissued 10,000,000 shares	—	—
Common stock, par value $2.50 per share:
Authorized 200,000,000 shares;
Issued 92,343,410 shares in 2006 and 2005	233.9	237.7
Retained earnings	1,883.6	1,657.2
Accumulated other comprehensive loss	(81.8)	(91.3)
ESOP	(100.9)	(108.2)
	1,934.8	1,695.4
Less: cost of common stock in treasury (10,501,783 shares in 2006 and 8,552,281 shares in 2005)	382.8	250.5
Total Shareowners’ Equity	1,552.0	1,444.9
Total Liabilities and Shareowners’ Equity	$3,935.4	$3,545.1

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005
(Millions of Dollars)

	2006	2005	2004
Operating Activities:
Net earnings	$289.5	$269.6	$366.9
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	121.2	96.5	95.0
Restructuring and asset impairments	13.8	4.6	7.7
Net (gain) loss on sale of businesses	1.5	2.9	(115.9)
Other non-cash items	47.5	42.7	64.6
Changes in operating assets and liabilities:
Accounts and notes receivable	49.9	23.4	(18.3)
Inventories	(62.7)	(19.3)	(43.5)
Accounts payable	40.5	12.7	54.8
Accrued expenses	(63.4)	(35.9)	2.2
Income taxes	(30.0)	(17.7)	13.6
Other	31.3	(17.2)	(55.6)
Net cash provided by operating activities	439.1	362.3	371.5
Investing Activities:
Capital expenditures	(59.6)	(53.3)	(47.6)
Capitalized software	(20.9)	(15.1)	(7.2)
Proceeds from sales of assets	31.9	3.7	3.0
Business acquisitions	(571.8)	(286.6)	(301.2)
Net proceeds from (taxes paid on) sales of businesses	0.9	(20.6)	204.9
Other	(6.8)	(11.6)	11.2
Net cash used in investing activities	(626.3)	(383.5)	(136.9)
Financing Activities:
Payments on long-term debt	(4.2)	(71.5)	(154.4)
Proceeds from long-term borrowings	—	450.0	0.6
Net (repayments) proceeds on short-term borrowings	(66.4)	102.6	20.4
Debt issuance costs and swap terminations	5.9	(7.6)	(1.3)
Purchase of common stock for treasury	(201.6)	—	—
Proceeds from issuance of common stock	64.4	38.7	27.7
Cash dividends on common stock	(96.1)	(94.9)	(89.4)
Net cash (used in) provided by financing activities	(298.0)	417.3	(196.4)
Effect of exchange rate changes on cash	4.0	11.7	7.4
(Decrease) Increase in cash and cash equivalents	(481.2)	407.8	45.6
Cash and cash equivalents, beginning of year	657.8	250.0	204.4
Cash and cash equivalents, end of year	$176.6	$657.8	$250.0

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareowners’ Equity
Fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005
(Millions of Dollars, except per share amounts)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	ESOP	Treasury Stock	Shareowners’ Equity
Balance January 3, 2004	$237.6	$1,177.8	$(84.2)	$(123.6)	$(323.1)	$884.5
Comprehensive income:
Net earnings		366.9				366.9
Currency translation adjustment and other			37.9			37.9
Cash flow hedge, net of tax			(8.8)			(8.8)
Minimum pension liability, net of tax			(0.1)			(0.1)
Total comprehensive income						395.9
Cash dividends declared−$1.08 per share		(89.4)				(89.4)
Issuance of common stock		(3.0)			32.5	29.5
Minority interest common stock	0.1					0.1
Tax benefit related to stock options exercised		5.9				5.9
ESOP and related tax benefit		2.4		7.8		10.2
Balance January 1, 2005	237.7	1,460.6	(55.2)	(115.8)	(290.6)	1,236.7
Comprehensive income:
Net earnings		269.6				269.6
Currency translation adjustment and other			(35.2)			(35.2)
Cash flow hedge, net of tax			3.1			3.1
Minimum pension liability, net of tax			(4.0)			(4.0)
Total comprehensive income						233.5
Cash dividends declared−$1.14 per share		(94.9)				(94.9)
Issuance of common stock		11.1			40.1	51.2
Tax benefit related to stock options exercised		8.4				8.4
ESOP and related tax benefit		2.4		7.6		10.0
Balance December 31, 2005	237.7	1,657.2	(91.3)	(108.2)	(250.5)	1,444.9
Comprehensive income:
Net earnings		289.5				289.5
Currency translation adjustment and other			57.3			57.3
Cash flow hedge, net of tax			8.0			8.0
Minimum pension liability			5.3			5.3
Total comprehensive income						360.1
Cash dividends declared−$1.18 per share		(96.1)				(96.1)
Issuance of common stock		(6.8)			69.3	62.5
Repurchase of common stock (4,026,224 shares)					(201.6)	(201.6)
Minority interest common stock	(3.8)					(3.8)
Other, stock-based compensation related		29.4				29.4
Adoption of SFAS No. 158 (net of taxes of $26.7 million).			(61.1)			(61.1)
Tax benefit related to stock options exercised		8.1				8.1
ESOP and related tax benefit		2.3		7.3		9.6
Balance December 30, 2006	$233.9	$1,883.6	$(81.8)	$(100.9)	$(382.8)	$1,552.0

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

A. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION    The Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries which require consolidation, after the elimination of intercompany accounts and transactions. The Company’s fiscal year ends on the Saturday nearest to December 31. There were 52 weeks in fiscal years 2006, 2005 and 2004.

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

FOREIGN CURRENCY TRANSLATION    For foreign operations with functional currencies other than the U.S. dollar, asset and liability accounts are translated at current exchange rates; income and expenses are translated using weighted-average exchange rates. Resulting translation adjustments, as well as gains and losses from certain intercompany transactions, are reported in a separate component of shareowners’ equity. Exchange gains and losses on transactions are included in earnings, and amounted to net losses/(gains) for 2006, 2005 and 2004 of $3.9 million, $(0.9) million and $4.5 million, respectively.

CASH EQUIVALENTS    Highly liquid investments with original maturities of three months or less are considered cash equivalents.

ACCOUNTS AND NOTES RECEIVABLE    Trade receivables are stated at gross invoice amount less discounts, other allowances and provision for uncollectible accounts.

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

PROPERTY, PLANT AND EQUIPMENT    The Company generally values property, plant and equipment (‘‘PP&E’’), including capitalized software, on the basis of historical cost less accumulated depreciation and amortization. Depreciation and amortization are provided using straight-line methods over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the estimated useful life or the term of the lease. Costs related to maintenance and repairs which do not prolong the assets useful lives are expensed as incurred. The Company assesses its long-lived assets for impairment when indicators that the carrying values may not be recoverable are present. In assessing long-lived assets for impairment, the Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are generated (‘‘asset group’’) and estimates the undiscounted future cash flows that are directly associated with and expected to be generated from the use of and eventual disposition of such asset group. The amount of the impairment loss, if any, is quantified by comparing the carrying amount of the asset group to the estimated fair value, which is determined using weighted average discounted cash flows that consider various possible outcomes for the disposition of the asset group. Primarily as a result of plant rationalization, certain facilities and equipment are not currently used in operations, which has resulted in impairment losses. PP&E impairment charges, classified in Restructuring and Asset Impairments, amounted to $3.7 million in 2004 and were zero in both 2006 and 2005.

GOODWILL AND OTHER INTANGIBLE ASSETS    Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Intangible assets acquired are recorded at estimated fair value. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are tested for impairment annually during the third quarter, and at any time when events suggest impairment may have occurred. To assess goodwill for impairment, the Company determines the fair value of its reporting units, which are primarily determined using management’s assumptions about future cash flows based on long-range strategic plans. This approach incorporates many assumptions including future growth rates, discount factors and tax rates. In the event the carrying value of a reporting unit exceeded its fair value, an impairment loss would be recognized to the extent the carrying amount of the reporting unit’s goodwill exceeded its implied fair value. Indefinite-lived intangible asset carrying amounts are tested for impairment by comparing to current fair market value, usually determined by what it would cost to lease the asset from third parties. Intangible assets with definite lives are amortized over their estimated useful lives. Definite-lived intangible assets are also evaluated for impairment when appropriate. If the carrying value exceeds the total undiscounted future cash flows, the asset is written down to fair value. No goodwill or other intangible asset impairments were recorded during 2006, 2005 and 2004.

FINANCIAL INSTRUMENTS    Derivative financial instruments are employed to manage risks, including foreign currency and interest rate exposures, and are not used for trading or speculative purposes. The Company recognizes all derivative instruments, such as interest rate swap agreements, foreign currency options, and foreign exchange contracts, in the Consolidated Balance Sheets at fair value. Changes in the fair value of derivatives are recognized periodically either in earnings or in Shareowners’ Equity as a component of other comprehensive income, depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or a cash flow hedge. Changes in fair values of derivatives accounted for as fair value hedges are recorded in earnings along with the changes in the fair value of the hedged items that relate to the hedged risk. Gains and losses on derivatives designated as cash flow hedges, to the extent they are effective, are recorded in other comprehensive income, and subsequently reclassified to earnings to offset the impact of the hedged items when they occur. In the event it becomes probable the forecasted transaction to which a cash flow hedge relates will not occur, the amount in other comprehensive income would be recognized in earnings and the derivative terminated. Changes in the fair value of derivatives used as hedges of the net investment in foreign operations are reported in other comprehensive income. The fair value of derivatives involving foreign currencies is determined using the spot exchange rate at the reporting date. Changes in the fair value of derivatives not qualifying as hedges, and any portion of a hedge that is ineffective, are reported in earnings in Other-net.

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

Certain Security Solutions segment revenues include multiple elements of products and services. Revenues from multiple element arrangements are recognized as each element is earned, consistent with the requirements of Emerging Issues Task Force Issue No. 00-21, ‘‘Revenue Arrangements with Multiple Deliverables’’. Amounts allocated to each element are based on objectively determined fair value. Additionally, revenues related to the sale and installation of electronic access security systems are generally recorded on the percentage-of-completion basis. This method recognizes estimated contractual profits and revenues while projects are in process based on the ratio of actual costs incurred to date to total expected costs. Revenues from multiple element arrangements and percentage-of-completion contracts were each less than 10% of consolidated revenues in all years.

ADVERTISING COSTS    Television advertising is expensed the first time the advertisement airs, whereas other advertising is expensed as incurred. Advertising Costs are classified as SG&A expenses and amounted to $44.4 million in 2006, $31.3 million in 2005 and $28.3 million in 2004. Cooperative advertising expense reported as a deduction in net sales was $26.3 million in 2006, $26.5 million in 2005 and $21.9 million in 2004.

INCOME TAXES    Income tax expense is based on reported earnings before income taxes. Interest and penalties related to income taxes are classified as Income Taxes in the Consolidated Statements of Operations. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized.

EARNINGS PER SHARE    Basic earnings per share equals net earnings divided by weighted average shares outstanding during the year. Diluted earnings per share include the impact of common stock equivalents using the treasury stock method when the effect is dilutive.

SHIPPING AND HANDLING COSTS    The Company generally does not bill customers for freight. Shipping and handling costs associated with inbound freight are reported in cost of sales. Shipping costs associated with outbound freight are reported as a reduction of net sales and amounted to $128.4 million, $99.9 million and $102.3 million in 2006, 2005 and 2004, respectively. Distribution costs are classified in SG&A expenses and amounted to $118.2 million, $77.0 million and $75.8 million in 2006, 2005 and 2004, respectively.

STOCK-BASED COMPENSATION    Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), ‘‘Share-Based Payment’’, (‘‘SFAS 123R’’), using the modified prospective method whereby prior periods are not restated for comparability. SFAS 123R requires recognition of stock-based compensation expense in the statement of operations over the vesting period based on the fair value of the award at the grant date. Previously, the Company used the intrinsic value method under Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ (‘‘APB 25’’), as amended by related interpretations of the Financial Accounting Standards Board (‘‘FASB’’). Under APB 25, no compensation cost was recognized for stock options because the quoted market price of the stock at the grant date was equal to the amount per share the employee had to pay to acquire the stock after fulfilling the vesting period. SFAS 123R supersedes APB 25 as well as Statement of Financial Accounting Standards No. 123, ‘‘Accounting for Stock-Based Compensation’’, which permitted pro forma footnote disclosures to report the difference between the fair value method and the intrinsic value method. The Company recognized expense for restricted share grants under the previous guidance, so the impact from adopting SFAS 123R pertains to the requirement to expense stock options (including employee stock purchase plan options).

For share-based grants made in 2005 and earlier years, the Company used the ‘‘accelerated method’’ of expense attribution under FASB Interpretation No. 28 (‘‘FIN 28’’). Effective January 1, 2006 with the adoption of SFAS 123R, the Company elected to change its policy to straight-line expense attribution for all grants made in 2006 and subsequent periods. Refer to Note K, Capital Stock, for additional information.

NEW ACCOUNTING STANDARDS

In February 2007, the FASB issued Statement of Financial Accounting Standard (‘‘SFAS’’) No. 159, ‘‘The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115’’, (‘‘SFAS 159’’). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective as of the beginning of fiscal 2008. The Company has not yet assessed the effect, if any, that adoption of SFAS 159 will have on its results of operations and financial position.

In September 2006, the FASB issued SFAS No. 158 ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)’’, (‘‘SFAS 158’’). This statement requires recognition of the funded status of benefit plans measured as the difference between plan assets at fair value and the projected benefit obligations. Related to this recognition of the funded status in the benefit plan asset or liability account, SFAS 158 requires reporting as a component of other comprehensive income, net of tax, the gains and losses and prior service costs or credits that have not yet been recognized as components of net periodic benefit cost in earnings. SFAS 158 requires defined benefit plan assets and obligations to be measured as of the fiscal year-end date. New disclosures include the expected effects on net periodic benefit costs for the next fiscal year from amortization of the gains or losses, prior service costs or credits, and the transition asset or obligation. The Company adopted the provisions of SFAS 158 and initially applied them as of December 30, 2006. The initial recognition of the funded status of defined benefit postretirement plans resulted in a decrease to Shareowners’ Equity of $61.1 million, net of taxes of $26.7 million. The adoption of the measurement provisions of SFAS 158 will have no impact on the Company because it already measures its benefit plan obligations as of the fiscal year end. SFAS 158 does not change the determination of net periodic benefit cost.

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements’’, (‘‘SFAS 157’’). This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed. SFAS 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company specific data. The Company is currently assessing the impact that SFAS 157 will have on its results of operations and financial position.

In June 2006, the FASB issued Interpretation No. 48, (‘‘FIN 48’’), ‘‘Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109’’. This Interpretation clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The disclosure provisions will provide more information about the uncertainty in income tax assets and liabilities. Upon adoption, the Company will first assess whether it is more likely than not that a tax position will be sustained upon examination based on its technical merits.  If the tax position is more likely than not to be sustained, under the presumption the taxing authority has all relevant information, it will be recognized. The recognized tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold will be derecognized in the period in which that threshold is no longer met.  FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact the adoption of FIN 48 will have on its results of operations and financial position.

In March 2006, the FASB issued SFAS No. 156, ‘‘Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140’’, (‘‘SFAS 156’’). The provisions of SFAS 156 are effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The Company does not expect the adoption of SFAS 156 to have a material impact on its results of operations and financial position.

In February 2006, the FASB issued SFAS No. 155 ‘‘Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140’’, (‘‘SFAS 155’’). SFAS 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS 155 are effective for all financial instruments acquired or issued for fiscal years beginning after September 15, 2006. The Company is currently assessing the impact that the adoption of SFAS 155 will have on its results of operations and financial position.

RECLASSIFICATIONS    Certain prior years’ amounts have been reclassified to conform to the current year presentation.

B. ACCOUNTS AND NOTES RECEIVABLE

(Millions of Dollars)	2006	2005
Trade accounts and notes receivable	$736.0	$600.6
Other	47.4	43.9
Gross accounts and notes receivable	783.4	644.5
Allowance for doubtful accounts	(33.8)	(34.9)
Net accounts and notes receivable	$749.6	$609.6

Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries. Adequate reserves have been established to cover anticipated credit losses.

The Company has agreements to sell, on a revolving basis, undivided interests in defined pools of notes receivable to a Qualified Special Purpose Entity (‘‘QSPE’’). The entity is designed to facilitate the securitization of certain trade accounts receivable and is used as an additional source of liquidity. At December 30, 2006 and December 31, 2005, the defined pools of receivables amounted to $86.7 million and $125.1 million, respectively, while the agreement permits the QSPE to have a maximum of $150 million of borrowings outstanding at any time. The proceeds from sales of such eligible receivables to the QSPE in revolving-period securitizations were $43.9 million in 2006 and $4.7 million in 2005. There were no gains or losses on these sales. The amounts deducted from receivables in the December 30, 2006 and December 31, 2005 Consolidated Balance Sheets under this arrangement were $60.3 million and $16.4 million, respectively. The Company is responsible for servicing and collecting the receivables sold and held in the QSPE. Any incremental costs related to such servicing and collection efforts are not significant. The QSPE bears the risk of non-collection on the receivables it has purchased.

C. INVENTORY

(Millions of Dollars)	2006	2005
Finished products	$456.5	$348.9
Work in process	51.0	38.8
Raw materials	91.4	73.0
Total	$598.9	$460.7

Net inventories in the amount of $237.1 million at December 30, 2006 and $219.4 million at December 31, 2005 were valued at the lower of LIFO cost or market. If the LIFO method had not been used, inventories would have been $68.8 million higher than reported at December 30, 2006 and $65.5 million higher than reported at December 31, 2005. The LIFO method is utilized in determining inventory value as it results in better matching of cost and revenues.

D. ASSETS HELD FOR SALE

Assets held for sale are reported at the lower of fair value less cost to sell or carrying value. At December 30, 2006, $28.2 million of financing lease receivables were classified as held for sale. These receivables, generated by the Blick business within the Security Solutions segment, will be sold in 2007 for an amount expected to slightly exceed their aggregate carrying value.

At December 31, 2005, real property in the Consumer Products segment, valued at $0.6 million was classified as held for sale; this property was sold during 2006 and a gain of approximately $1.9 million was recognized thereon. Also, $1.7 million of assets related to the Goldblatt® product line in this same segment were classified as held for sale at December 31, 2005 and sold during 2006.

Additionally, the net assets of the American appliance hinge and the U.K. decorator tools businesses, which were sold in 2006, were classified as held for sale at December 31, 2005, as detailed in Note T Discontinued Operations.

E. PROPERTY, PLANT AND EQUIPMENT

(Millions of Dollars)	2006	2005	Useful Life (Years)
Land	$43.5	$28.0	N/A
Land improvements	16.3	18.0	10-20
Buildings	272.6	247.9	40
Leasehold improvements	21.2	17.8	Term of lease
Machinery and equipment	946.4	876.9	3-15
Computer software	129.2	108.4	3-5
Gross PP&E	$1,429.2	$1,297.0
Less: accumulated depreciation and amortization	869.8	829.9
Total	$559.4	$467.1

Depreciation and amortization expense associated with property, plant and equipment was as follows:

(Millions of Dollars)	2006	2005	2004
Depreciation	$69.4	$53.5	$58.3
Amortization	12.2	12.7	13.0
Depreciation and amortization expense	$81.6	$66.2	$71.3

The amounts above are inclusive of discontinued operations depreciation and amortization expense of $0.1 million in 2006, $0.3 million in 2005 and $3.0 million in 2004.

F. ACQUISITIONS

The Company completed 20 acquisitions during 2006, 2005 and 2004. These businesses were acquired pursuant to the Company’s growth and portfolio repositioning strategy. The acquisitions were accounted for by the purchase method in accordance with Statement of Financial Accounting Standards No. 141 (‘‘SFAS 141’’), ‘‘Business Combinations’’, and their results are included in the Company’s consolidated operating results from the respective acquisition dates. All of the acquisitions have resulted in the recognition of goodwill. Goodwill reflects the future earnings and cash flow potential of the acquired business in excess of the fair values that are assigned to all other identifiable assets and liabilities. Goodwill arises because the purchase price paid reflects numerous factors including the strategic fit and expected synergies these targets bring to existing operations, the competitive nature of the bidding process and the prevailing market value for comparable companies. SFAS 141 requires all identifiable assets and liabilities acquired to be reported at fair value and the excess is recorded as goodwill. The Company obtains information during due diligence and from other sources which forms the basis for the initial allocation of purchase price to the estimated fair value of assets and liabilities acquired. In the months following an acquisition, independent intangible asset valuation reports, asset appraisals and other data are obtained in order to finalize the fair values assigned to acquired assets and liabilities.

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

2006 ACQUISITIONS    On January 1, 2006, the Company completed the acquisition of Facom S.A. (‘‘Facom’’) for 407 million euros ($479.8 million) which was financed with a combination of cash on hand and debt issuance. Facom, based in France, is a leading European manufacturer of hand and mechanics tools with annual revenues approximating $475 million. Facom designs, manufactures and markets the majority of its tool product range to professional automotive and industrial end users with its well-known industrial tool brands: Facom®, Virax® and USAG®. Facom operates primarily within the premium industrial and automotive tools sector in Europe, while the Company’s pre-existing European customer base is focused mainly on the construction and D-I-Y (‘‘do-it-yourself’’) channels. Facom is primarily included in the Company’s Industrial Tools segment while its minor D-I-Y business is included in the Consumer Products segment.

As of July 31, 2006, the Company completed a tender offer to acquire approximately 67% of the outstanding shares of Besco Pneumatic Corporation (‘‘Besco’’), a leading manufacturer of pneumatic tools for $37.9 million in cash. Over the next five years, the Company will have the option to increase its ownership by an additional 15% to an ultimate ownership of 82%. Besco, which is headquartered in Taiwan and also has operations in China, possesses state-of-the-art research and development capabilities and efficient production facilities. Besco was one of Stanley fastening systems’ largest suppliers and approximately half of its 2005 sales of $38 million were to the Company. The acquisition is a key step in reducing fastening system’s existing cost structure and will facilitate the pursuit of business in emerging markets aided by Besco’s brand strength in Asia.

The Company also made five bolt-on acquisitions and increased its investment in a previously consolidated joint venture during 2006 for a combined purchase price of $33.9 million. On January 23, 2006, Automatic Entrances of Colorado, Inc. (‘‘Automatic Entrances’’) was acquired. This is a distributor that sells, installs and services automatic doors and gates in several western states in the U.S. Another automatic door distributor, Automatic Doors Systems, Inc. (‘‘Automatic Doors), was acquired on July 31, 2006 and operates in the southeastern U.S. region. These two acquisitions increased the geographic scale of the automatic door business’ existing branch structure. On February 28, 2006, the Company completed the acquisition of Allan Brothers (Pty) Ltd. and affiliated companies (‘‘Allan Brothers’’), a South African producer of various nail and staple products that complements the Company’s existing fastening systems business. GDX Technologies Ltd. was acquired on July 26, 2006 and is a leading access control supplier in the United Kingdom that possesses strong technological product development capabilities. This business complements the Company’s existing European security integration business. Another small bolt-on acquisition was made related to the Company’s mechanical access business, and an additional 20% interest was acquired in a previously consolidated Chinese joint-venture.

The total purchase price of $551.6 million (inclusive of $2.4 million of hold-back note payables) for the 2006 acquisitions reflects transaction costs and is net of cash acquired. Amounts allocated to the assets acquired and liabilities assumed are based on estimates of fair value. The purchase price allocation of Besco includes 100% of the acquired assets and liabilities, of which $22.1 million is a non-controlling interest that is reflected in Other liabilities in the Consolidate Balance Sheet.

Adjustments to reflect the fair value of the assets acquired and liabilities assumed are complete for Facom, Automatic Doors, Automatic Entrances, and Allan Brothers. However, the purchase price allocations for the Besco, GDX and other minor acquisitions are preliminary, mainly with respect to finalization of intangible asset valuations, related deferred taxes, and other minor items.

The following table summarizes the estimated fair values of major assets acquired and liabilities assumed for the 2006 acquisitions in the aggregate:

(Millions of Dollars)	2006
Current assets, primarily accounts receivable and inventories	$267.8
Property, plant, and equipment	104.6
Goodwill	292.6
Trade names	175.4
Customer relationships	21.5
Patents and technology	17.0
Other intangible assets	1.8
Other assets	8.3
Total assets	$889.0
Current liabilities	213.5
Deferred tax liabilities	27.9
Other liabilities	98.4
Total liabilities	$339.8

Other liabilities primarily consist of liabilities for warranty, environmental and employee benefit obligations associated with the Facom acquisition and the previously discussed $22.1 million Besco non-controlling interest.

The weighted average useful lives assigned to the amortizable assets identified above are trade names — 7 years; customer relationships — 13 years; patents and technology — 15 years; and other intangible assets — 9 years. The amount allocated to the trade names includes $171.6 million associated with the Facom acquisition (Facom®, Virax®, and USAG®) which have been determined to have indefinite lives. Goodwill associated with the 2006 acquisitions that is deductible for tax purposes amounts to $0.6 million.

During 2006, the Company completed a consultation process with its European Works Council regarding the reorganization of its Facom and Stanley hand tools activities in Europe (these ‘‘Initiatives’’). These Initiatives will, among other things, implement growth strategies and reduce costs by rationalizing manufacturing, logistics, sales and support organizations resulting in the severance of approximately 580 employees, the closure of two legacy Facom factories in France, as well as four legacy Facom distribution centers located in the United Kingdom, Belgium, Germany and Switzerland. The facility rationalization commenced recently with the severance of approximately 440 employees, closure of the two French factories and exit from the United Kingdom distribution center. The Company expects to complete these Initiatives during 2007. Cash expenditures to be incurred for these Initiatives are estimated at $75 million, of which $59.4 million has been recorded to the Facom purchase price allocation and $0.7 million was reported as a 2006 restructuring charge. As of December 30, 2006, $6.6 million has been utilized to date, with $53.5 million accrual remaining. Also, $1.4 million of asset impairments were recorded to Cost of Sales relating to inventory rationalization associated with the plant shut downs.

2005 ACQUISITIONS    The Company completed the acquisition of Security Group, Inc. (‘‘Security Group’’) on January 4, 2005 and acquired certain assets and liabilities of Rolatape Corporation (‘‘Rolatape’’) as of March 11, 2005 for a combined cost of $57.4 million. Security Group manufactures and distributes locking devices, lock parts and safes in the United States and Europe. Rolatape, a small-bolt on to the 2004 CST / Berger acquisition, designs, manufactures and distributes measuring wheels in professional survey, construction and industrial channels. In January 2005, the Company acquired Eastern Vault & Security Limited (‘‘EVS’’), a small distributor of electronic security products and services primarily to financial institutions in Canada for $1.3 million, which was immediately integrated into the Frisco Bay business. On May 12, 2005, the Company acquired Sielox Security Systems Pty Ltd (‘‘Sielox’’) for $6.3 million. Sielox is an Australian-based security integrator that provides security systems for new construction environments such as prisons, major apartment and office projects, and provides the Company a footprint in the Australian security markets. Precision Hardware, Inc. (‘‘Precision’’) was acquired on May 24, 2005 for a purchase price of $41.5 million. Precision manufactures and distributes exit devices, door closers and security hardware in the United States and provides a complementary product line to the Company’s existing mechanical access business. The Company completed the acquisition of ABZ Verwaltungs, Beteiligungs and Handels Gmbh along with a remaining 50% interest in Chicago Steel Tape Gmbh (collectively ‘‘ABZ’’) on September 6, 2005 for $3.3 million. ABZ, based in Germany, develops and produces surveying technology and equipment. On September 30, 2005, Pinnacle Electronic Systems, Inc. (‘‘Pinnacle’’) was acquired for $5.1 million. Pinnacle is a full-service electronic security integrator specializing in correctional facilities in the Eastern and Midwestern United States. On November 30, 2005, the Company completed the acquisition of National Manufacturing Co. (‘‘National’’) for $174.3 million. National is a leading North American manufacturer and supplier of builders’ hardware that markets the majority of its product range through the two-step cooperative channel to the builder trade and serves over 25,000 outlets with manufacturing operations in the U.S., Canada and Mexico.

The total purchase price of $289.2 million for the 2005 acquisitions reflects transaction costs and is net of cash acquired. Amounts allocated to the assets acquired and liabilities assumed are based on estimates of fair value. Adjustments to reflect the fair value of the assets acquired and liabilities assumed are complete for the 2005 acquisitions.

The following table summarizes the estimated fair values of major assets acquired and liabilities assumed for the 2005 acquisitions in the aggregate:

(Millions of Dollars)	2005
Current assets, primarily accounts receivable and inventories	$122.5
Property, plant, and equipment	48.8
Goodwill	144.0
Trade names	30.6
Customer relationships	41.0
Patents and technology	3.3
Other intangible assets	1.7
Other assets	5.7
Total assets	$397.6
Current liabilities	69.2
Deferred tax liabilities	19.0
Other liabilities (primarily employee benefit related)	27.1
Total liabilities	$115.3

The purchase price allocation above includes a $6.9 million hold-back note payable that was issued in conjunction with the Security Group acquisition which was repaid in quarterly installments during 2005.

The weighted average useful lives assigned to the amortizable assets identified above are trade names — 8 years; customer relationships — 9 years; patents and technology — 8 years; and other intangible assets — 2 years. The amount allocated to trade names includes $17.9 million, $9.2 million and $0.9 million associated with the National, Security Group and Rolatape acquisitions, respectively, which have been determined to have indefinite lives. Goodwill associated with the 2005 acquisitions that is deductible for tax purposes totals $25.8 million.

In connection with its acquisition of National, the Company recorded $8.0 million in severance costs for 243 employees and $0.3 million for facility closure costs to the purchase price allocation, and $0.2 million was recorded as a restructuring charge. As of December 30, 2006, $5.8 million has been utilized with $2.7 million accrual remaining.

In connection with its acquisitions of Security Group and Precision Hardware, the Company recorded $3.3 million of restructuring reserves in the purchase price allocation comprised of $2.5 million of severance and $0.8 million of lease and building exit costs. Of this amount, $2.9 million has been utilized to date with $0.4 million accrual remaining as of December 30, 2006.

PRO FORMA EARNINGS FOR ACQUISITIONS    The information for 2006, 2005 and 2004 set forth below reflects the pro forma consolidated results as if the 2006, 2005, and 2004 acquisitions had occurred at the beginning of 2004. Non-recurring expenses of the acquired companies have been eliminated, while the effects of the Company’s inventory step-up charges and increased intangible asset amortization expense have been added to the results below. Operating results for the acquisitions during these pre-acquisition periods are not necessarily indicative of future results.

(MillionsofDollars)(Unaudited)	2006	2005	2004
Net sales	$4,035.4	$3,986.9	$3,862.8
Net earnings	$309.0	$308.2	$390.7
Diluted earnings per share	$3.69	$3.61	$4.64

G. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL    The changes in the carrying amount of goodwill by segment are as follows:

(Millions of Dollars)	Consumer Products	Industrial Tools	Security Solutions	Total
Balance December 31, 2005	$159.3	$138.2	$443.4	$740.9
Acquisitions during the year	0.9	277.0	14.7	292.6
Final purchase accounting allocations	22.3	0.1	4.4	26.8
Foreign currency translation and other	(0.6)	29.9	10.6	39.9
Balance December 30, 2006	$181.9	$445.2	$473.1	$1,100.2

OTHER INTANGIBLE ASSETS    Other intangible assets at December 30, 2006 and December 31, 2005 were as follows:

(Millions of Dollars)	2006 Gross Carrying Amount	Accumulated Amortization	2005 Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets
—Definite lives
Patents and copyrights	$57.0	$(26.1)	$35.7	$(18.4)
Trade names	27.7	(15.5)	24.2	(12.4)
Customer relationships	230.4	(67.1)	198.7	(41.1)
Other intangible assets	38.5	(22.0)	35.3	(16.8)
Total	$353.6	$(130.7)	$293.9	$(88.7)
Unamortized Intangible Assets
—Indefinite lives
Trademarks	$298.4		$107.4
Minimum pension liability	—		6.9
Total	$298.4		$114.3

Aggregate other intangible assets amortization expense by segment was as follows:

(Millions of Dollars)	2006	2005	2004
Consumer Products	$6.3	$3.0	$2.7
Industrial Tools	8.5	3.9	3.7
Security Solutions	24.8	23.4	17.3
Consolidated	$39.6	$30.3	$23.7

Future estimated amortization expense is $35.5 million for 2007, $31.1 million for 2008, $25.3 million for 2009, $21.5 million for 2010 and $18.0 million for 2011.

H. ACCRUED EXPENSES

Accrued expenses at December 30, 2006 and December 31, 2005 were as follows:

(Millions of Dollars)	2006	2005
Income and other taxes	$72.7	$88.3
Payroll and related taxes	94.5	53.0
Trade allowances	65.4	52.7
Restructuring costs	63.1	4.9
Insurance and benefits	35.0	31.8
Other	155.2	143.6
Total	$485.9	$374.3

I. LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-term debt and financing arrangements at December 30, 2006 and December 31, 2005 follow:

(Millions of Dollars)	Interest Rate	2006	2005
Notes payable in 2007	4.5%	$75.0	$75.0
Notes payable in 2007	3.5%	150.0	150.0
Notes payable in 2012	4.9%	200.0	200.0
Industrial Revenue Bonds due in 2010	6.3-6.8%	5.6	5.6
ESOP loan guarantees, payable in varying monthly installments through 2009	6.1%	4.8	5.3
U.K. loan notes, payable on demand	UK Libor less 0.5%	1.5	20.4
Other, payable in varying amounts through 2011	0.0-7.8%	22.5	11.0
Notes payable in 2045 (subordinated)	5.9%	450.1	450.1
Total debt		$909.5	$917.4
Less: current maturities		230.3	22.1
Long-term debt		$679.2	$895.3

In December 2005, the Company amended its committed 5 year revolving credit agreement, increasing the size from $400 million to $550 million; this includes provisions that allow designated subsidiaries to borrow up to $250 million in Euros and Pounds Sterling. The credit agreement maturity is October 2009. The Company pays a commitment fee of 0.08% per annum.

In addition, the Company has short-term lines of credit with numerous banks aggregating $251.4 million, of which $190.9 million was available at December 30, 2006. Short-term arrangements are reviewed annually for renewal. The aggregate long-term and short-term lines amounted to $801.4 million. The Company’s $550 million committed credit facility is designated as a liquidity back-stop for its commercial paper program. The Company increased its commercial paper program from $400.0 million to $550.0 million in December 2006. The weighted average interest rates on short-term borrowings at December 30, 2006 and December 31, 2005 were 4.7% and 4.2%, respectively.

In November 2005, the Company issued $450.1 million of junior subordinated debt securities to The Stanley Works Capital Trust I (‘‘Trust’’), with a 40-year term and a fixed initial coupon rate of 5.902% for the first five years. The Trust, which is not consolidated in accordance with FIN 46R, obtained the funds it loaned to the Company through the capital market sale of $450.0 million of Enhanced Trust Preferred Securities (‘‘ETPS’’) and through the sale of $0.1 million in Trust Common Securities to the Company. The obligations, tenor and terms of the ETPS mirror those of the junior subordinated debt securities. The securities may be redeemed after five years without penalty. If not redeemed after 5 years, the coupon rate will reset quarterly to 1.4% plus the highest of 3-month LIBOR, the 10-Year US Treasury CMT or the 30-Year US Treasury CMT, limited to a maximum rate of 13.25%. Net proceeds of the issuance were used to partially finance the acquisitions of Facom (January 1, 2006) and National (November 30, 2005).

To manage interest costs and to better match financial obligations to sources of operating cash flows, the Company maintains a portfolio of swap agreements. See Note J Financial Instruments for more information regarding the Company’s interest rate and currency swap agreements.

Aggregate annual maturities of long-term debt for each of the years from 2007 to 2011 are $230.3 million, $14.6 million, $5.0 million, $6.7 million and $0.9 million, respectively. Interest paid during 2006, 2005, and 2004 amounted to $70.3 million, $38.9 million, and $39.0 million, respectively.

Included in Short-term borrowings on the Consolidated Balance Sheets as of December 30, 2006 and December 31, 2005, is commercial paper of $31.1 million and $105.7 million, respectively.

The Company assumed $29 million of debt in the Blick and Frisco Bay acquisitions. As of December 30, 2006 and December 31, 2005, the remaining balance of the U.K. loan notes related to the Blick acquisition was $1.5 million and $20.4 million, respectively, which is reflected in the current portion of long-term debt.

In 2005, the Company paid $70.6 million to purchase 2.5 million shares of common stock, settling the remaining portion of the common stock equity hedge forward contracts that were amended in June 2003. The notional principal balance of $70.6 million as of January 1, 2005 had been recognized as debt on the Consolidated Balance Sheets and the 2.5 million underlying shares were excluded from the number of shares used to calculate basic and diluted earnings per share. Refer to Note K, Capital Stock, for further details on the extinguished equity hedge contracts.

J. FINANCIAL INSTRUMENTS

The Company’s objectives in using debt and foreign currency related financial instruments are to obtain the lowest cost source of funds within a targeted range of variable to fixed-rate debt proportions, to better match financial obligations to sources of operating cash flows, and to minimize the foreign exchange risks arising from cross-border cash flows. To meet these risk management objectives, the Company enters into interest rate swap and currency swap agreements, purchased currency options and foreign exchange contracts. Derivative instruments are not employed for speculative purposes. Derivatives are recognized in the Consolidated Balance Sheets at fair value and hedge accounting is applied based on the criteria specified in SFAS No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities’’, whereby management designates its derivative instruments as cash flow hedges, fair value hedges or net investment hedges.

CASH FLOW HEDGES    Purchased currency options and foreign exchange forward contracts are used to hedge multi-currency inter-company and trade cash flows expected to occur over the next one year period. The objective of these instruments is to minimize the impact of foreign currency fluctuations on operating results. In addition, interest rate swaps are utilized to create a fixed rate liability, to achieve the targeted mix of fixed versus floating rate debt.

Forward contracts:    At December 30, 2006 and December 31, 2005, forward contracts hedging inter-company transactions totaled $72.8 million and $84.3 million, respectively. These foreign exchange forward contracts are denominated in Australian Dollars, Canadian Dollars, Danish Krone, Euro, Japanese Yen, Great Britain Pound, New Zealand Dollars, South African Rand, Swiss Franc,

Swedish Krona, Taiwanese Dollars and Thai Baht. The aggregate fair value of these forward contracts as of December 30, 2006 is a $0.9 million gain that is recorded in Other Current Assets in the Consolidated Balance Sheet.

Interest rate swaps:    The Company has executed interest rate swaps to exchange the floating rate rent associated with two of its major distribution centers to a fixed rent amount. At December 30, 2006, the aggregate fair value of the outstanding interest rate swaps is a net gain of $0.4 million as reflected in Other Assets in the Consolidated Balance Sheet.

In November 2005, the Company entered into interest rate swaps prior to the issuance of its Enhanced Trust Preferred Security (‘‘ETPS’’) with an aggregate notional value of $300 million. These swaps were used to mitigate interest rate volatility relative to the 5 year Treasury rate by effectively fixing the ETPS 5 year rate. The interest rate swaps had original maturity dates of November 2010, which matched the end of the fixed rate ETPS term. As planned, the swaps were terminated at the time of the ETPS issuance resulting in a pre-tax loss of $1.3 million, which was reflected in Accumulated Other Comprehensive Loss in the Consolidated Balance Sheet; this loss is being amortized to interest expense over a period of five years.

Additionally, in 2005 the Company entered into a thirty year floating to fixed interest rate swap with a notional value of $150 million. The swap hedged the interest rate exposure associated with the forecasted refinancing of the $150 million 3.5% bonds maturing November 2007. During 2006 the swap was terminated, resulting in a $5.9 million gain before tax. The termination of this financial instrument is consistent with the Company’s risk management objective to obtain the lowest cost source of funds within a targeted range of variable to fixed rate interest rate proportions. The gain arising from the swap termination is reflected in Accumulated Other Comprehensive Loss in the Consolidated Balance Sheet, and will be amortized to future earnings.

Cross currency swaps:    The Company and its subsidiaries have entered into various inter-company transactions whereby the notional values were denominated in currencies (United States Dollar, Euro and Canadian Dollar) other than the functional currencies of the party executing the trade (United States Dollar and Euro). In order to better match the cash flows of its inter-company obligations with cash flows from operations, the Company entered into cross currency swaps. The swaps have an aggregate United States Dollar notional value of $266.3 million and maturity dates ranging from December 2007 to November 2010. At December 30, 2006, the aggregate fair value of the Company’s cross currency swaps that were designated as cash flow hedges, was a net loss of $38.5 million as reflected in Other Liabilities in the Consolidated Balance Sheet.

For derivative instruments that are so designated at inception and qualify as cash flow hedges, the Company records the effective portions of the gain or loss on the derivative instrument in Accumulated Other Comprehensive Loss, a separate component of Shareowners’ Equity, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss, if any, is immediately recognized in the same caption where the hedged items are recognized in the Consolidated Statements of Operations, generally Other-net. There is a $4.4 million after-tax gain reported for cash flow hedge effectiveness in Accumulated Other Comprehensive Loss as of December 30, 2006. Any gain or loss on these instruments at maturity will be reclassified to earnings when the hedged transactions occur in the years 2007 through 2010. The ultimate amount recognized will vary based on fluctuations of the hedged currencies (United States Dollar, Euro, Great Britain Pound and Canadian Dollar) through the maturity dates. During 2006, 2005 and 2004, $25.7 million, ($12.7) million and $14.3 million pertaining to cash flow hedges was reclassified from Accumulated Other Comprehensive Loss into earnings during the periods in which the underlying hedged transactions affected earnings; due to the effectiveness of these instruments in matching the underlying on a net basis there was no significant earnings impact.

FAIR VALUE HEDGES    For derivative instruments that are designated and qualify as fair value hedges, the Company recognizes the gain or loss on the derivative instrument in earnings in the same caption where the offsetting gain or loss on the hedged item is recognized in the current period.

Cross currency swaps:    The Company and its subsidiaries have entered into various inter-company transactions where the notional values are denominated in currencies (United States Dollar, Canadian Dollar, Euro, Japanese Yen and Great Britain Pound) other than the functional currencies of the party executing the trade (United States Dollar, Great Britain Pound and Euro). In order to better match the cash flows of its inter-company obligations with cash flows from operations, the Company entered into various cross currency swaps. The swaps have an aggregate United States Dollar notional value of $350.0 million with maturity dates ranging from December 2007 to September 2010. At December 30, 2006 the aggregate fair value of the Company’s cross currency swaps that were designated as fair value hedges, was a net loss of $14.3 million as reflected in Other Liabilities in the Consolidated Balance Sheet.

NET INVESTMENT HEDGE    The Company utilizes net investment hedges to offset the translation adjustment arising from remeasuring its investment in the assets, liabilities, revenues, and expenses of its foreign subsidiaries. For derivative instruments that are designated and qualify as net investment hedges, the Company records the effective portion of the gain or loss on the derivative instrument in Accumulated Other Comprehensive Loss, a component of Shareowners’ Equity.

In February 2004, the Company entered into a cross currency swap with a United States Dollar notional value of $45.4 million to hedge its net investment in Great Britain Pound assets. The Company pays Great Britain Pounds and receives United States Dollars using fixed interest rates, offsetting the translation adjustment of its net investment in Great Britain Pound assets. This swap has a maturity date of February 2014. At December 30, 2006, the fair value of this currency swap was a loss of $5.2 million and is recorded in Other Liabilities in the Consolidated Balance Sheet and the pre-tax loss on the net investment hedge included in Accumulated Other Comprehensive Loss is $5.5 million.

In February 2006, the Company entered into a cross currency swap maturing December 2006, with a United States Dollar notional value of $100 million to hedge its net investment in Euro assets. The Company pays Euros and receives United States Dollars using fixed interest rates, offsetting the translation adjustment of its net investment in Euro assets. At maturity, the derivative contract was settled and a pre-tax loss of $10.1 million on this initial contract was recorded in Accumulated Other Comprehensive Loss. In December 2006, the Company entered into another cross currency swap with a notional value of $100 million and a maturity of December 2009 to continue to hedge its net investment of Euro assets. The Company paid Euros and received United States Dollars using fixed interest rates, offsetting the translation adjustment of its net investment in Euro assets. At December 30, 2006, the fair value of this currency swap was a loss of $0.5 million as reported in Other Liabilities in the Consolidated Balance Sheet and the loss on the net investment hedge included in Accumulated Other Comprehensive Loss was $0.5 million before taxes.

UNDESIGNATED HEDGES    Purchased currency options and foreign exchange forward contracts are used to reduce exchange risks arising from cross-border cash flows expected to occur over the next one year period. The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results.

At December 30, 2006, forward contracts hedging intercompany transactions totaled $139.2 million. These foreign exchange forward contracts are denominated in Australian Dollars, Canadian Dollars, Danish Krone, Euro, Japanese Yen, Great Britain Pound, New Zealand Dollars, Polish Zloty, South African Rand, Swiss Franc, Swedish Krona, Taiwanese Dollars and Thai Baht. The contracts mature in less than one year. The aggregate fair value of these forward contracts is a $0.2 million loss that is recorded in Other Current Liabilities in the Consolidated Balance Sheet.

HEDGE EFFECTIVENESS    For forward contracts and cross currency swaps designated as cash flow, fair value or net investment hedges, the Company measures hedge effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. The ineffective portion, if any, of the hedge is recognized in earnings immediately. Hedge ineffectiveness was immaterial for 2006, 2005 and 2004.

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

The carrying values and fair values of the Company’s financial instruments at December 30, 2006 and December 31, 2005 follow:

	2006		2005
(Millions of Dollars, (asset)/liability)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long Term Debt, Including Current Portion	$909.5	$873.5	$917.4	$912.3
Undesignated Hedges:
Forward Contracts	0.2	0.2	—	—
Cash Flow Hedges:
Forward contracts	(0.9)	(0.9)	(0.1)	(0.1)
Interest rate swaps	(0.4)	(0.4)	0.2	0.2
Cross currency swaps	38.5	38.5	17.4	17.4
Fair Value Hedges:
Cross currency swaps	14.3	14.3	(8.0)	(8.0)
Net Investment Hedges:
Cross currency swaps	5.7	5.7	0.8	0.8
Total Financial Instruments	$966.9	$930.9	$927.7	$922.6

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

K. CAPITAL STOCK

WEIGHTED-AVERAGE SHARES OUTSTANDING    Weighted-average shares outstanding used to calculate basic and diluted earnings per share for each year were as follows:

	2006	2005	2004
Basic earnings per share, weighted-average shares outstanding	81,866,241	83,346,898	82,057,863
Dilutive effect of stock options and awards	1,838,131	2,058,820	2,185,949
Diluted earnings per share, weighted-average shares outstanding	83,704,372	85,405,718	84,243,812

COMMON STOCK SHARE ACTIVITY    Common stock share activity for 2006, 2005 and 2004 was as follows:

	2006	2005	2004
Outstanding, beginning of year	83,791,129	82,407,063	81,276,821
Issued from treasury	2,076,722	1,388,179	1,151,576
Returned to treasury	(4,026,224)	(4,113)	(21,334)
Outstanding, end of year	81,841,627	83,791,129	82,407,063

COMMON STOCK RESERVED    Common stock shares reserved for issuance under various employee and director stock plans at December 30, 2006 and December 31, 2005 are as follows:

	2006	2005
Employee stock purchase plan	3,347,740	3,412,330
Stock-based compensation plans	5,312,881	6,696,171
Total	8,660,621	10,108,501

PREFERRED STOCK PURCHASE RIGHTS    Each outstanding share of common stock has one half of a share purchase right. Each purchase right may be exercised to purchase one two-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $220.00, subject to adjustment. The rights, which do not have voting rights, expire on March 10, 2016, and may be redeemed by the Company at a price of $0.01 per right at any time prior to the tenth day following the public announcement that a person has acquired beneficial ownership of 15% or more of the outstanding shares of common stock. In the event that the Company is acquired in a merger or other business combination transaction, provision shall be made so that each holder of a right (other than a holder who is a 14.9%-or-more shareowner) shall have the right to receive, upon exercise thereof, that number of shares of common stock of the surviving Company having a market value equal to two times the exercise price of the right. Similarly, if anyone becomes the beneficial owner of more than 15% of the then outstanding shares of common stock (except pursuant to an offer for all outstanding shares of common stock which the independent directors have deemed to be fair and in the best interest of the Company), provision will be made so that each holder of a right (other than a holder who is a 14.9%-or-more shareowner) shall thereafter have the right to receive, upon exercise thereof, common stock (or, in certain circumstances, cash, property or other securities of the Company) having a market value equal to two times the exercise price of the right. At December 30, 2006 there were 40,920,814 outstanding rights. There are 250,000 shares of Series A Junior Participating Preferred Stock reserved for issuance in connection with the rights.

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

The following describes how certain assumptions affecting the estimated fair value of stock options are determined: the dividend yield is computed as the annualized dividend rate at the date of grant divided by the strike price of the stock option; expected volatility is based on an average of the market implied volatility and historical volatility for the 5 year expected life; the risk-free interest rate is based on U.S. Treasury securities with maturities equal to the expected life of the option; and an eight percent forfeiture rate is assumed. The Company uses historical data in order to estimate exercise, termination and holding period behavior for valuation purposes.

The number of stock options and weighted-average exercise prices follows:

	2006		2005		2004
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of year	9,559,604	$34.06	10,507,908	$32.46	10,995,285	$30.14
Granted	934,000	50.44	795,000	47.22	1,697,250	40.90
Exercised	(1,817,695)	31.44	(1,229,350)	28.89	(957,976)	26.15
Forfeited	(219,401)	37.71	(513,954)	33.60	(1,224,651)	29.07
Expired	—	—	—	—	(2,000)	20.16
Outstanding, end of year	8,456,508	$36.31	9,559,604	$34.06	10,507,908	$32.46
Exercisable, end of year	5,619,112	$32.88	6,259,563	$31.28	5,660,667	$29.89

At December 30, 2006, the range of exercise prices on outstanding stock options was $19.34 to $51.84. Stock option expense was $8.2 million for the year ended December 30, 2006. No stock option expense was recognized in the years ended December 31, 2005 and January 1, 2005 because under APB 25, no compensation cost was recognized for stock options when the quoted market price of the stock at the grant date was equal to the amount per share the employee had to pay to acquire the stock after fulfilling the vesting period.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006, 2005 and 2004, respectively: dividend yield of 2.4%, 2.4%, and 2.6%; expected volatility of 26%, 27% and 20%; and risk-free interest rates of 4.2%, 4.4% and 3.3%. An expected life of 5 years was used in each period and a weighted average vesting period of 2.3 years in 2006 and 2.5 years in 2005 and 2004. The weighted average fair value of stock options granted in 2006, 2005 and 2004 was $12.03, $11.44 and $6.76, respectively.

At December 30, 2006, the Company had $14.1 million of unrecognized pre-tax compensation expense for stock options. This expense will be recognized over the remaining vesting periods which is 1.6 years on a weighted average basis.

For 2006, the Company received $57.7 million in cash from the exercise of stock options. The related tax benefit from the exercise of these options is $12.9 million. During 2006, 2005 and 2004 the total intrinsic value of options exercised was $35.5 million, $23.3 million and $16.6 million, respectively. When options are exercised, the related shares are issued from treasury stock.

SFAS 123R requires the benefit arising from tax deductions in excess of recognized compensation cost to be classified as a financing cash flow rather than as an operating cash flow as all such tax benefits were classified under earlier accounting guidance.  To quantify the recognized compensation cost on which the excess tax benefit is computed, both actual compensation expense recorded following the adoption of SFAS 123R on January 1, 2006 and pro-forma compensation cost reported in disclosures under the previous SFAS 123 standard in earlier periods is considered. An excess tax benefit is generated on the extent to which the actual gain, or spread, an optionee receives upon exercise of an option exceeds the fair value determined at the grant date; that excess spread over the fair value of the option times the applicable tax rate represents the excess tax benefit. In 2006, the Company reported $4.1 million of excess tax benefits as a financing cash flow.

Outstanding and exercisable stock option information at December 30, 2006 follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Ranges	Options	Weighted-average Remaining Contractual Life	Weighted-average Exercise Price	Options	Weighted-average Exercise Price
$19.00-$25.00	911,275	3.42	$22.22	911,275	$22.22
$25.01-$35.00	3,313,942	4.59	$30.26	2,683,212	$30.04
$35.01-$52.00	4,231,291	7.14	$44.09	2,024,625	$41.45
	8,456,508	5.74	$36.31	5,619,112	$32.88

Restricted Share Units:    Compensation cost for restricted share units (‘‘RSU’s’’) granted to employees is recognized ratably over the vesting term, which varies but is generally 4 years. Non-employee members of the Board of Directors receive payment for their service on the Board in the form of RSU’s which are expensed immediately. RSU grants totaled 169,675 shares, 122,891 shares, and 107,293 shares in 2006, 2005 and 2004, respectively. The weighted-average grant date fair value of RSU’s granted in 2006, 2005 and 2004 was $49.28, $47.28 and $40.17 per share, respectively. Total compensation expense recognized for RSU’s amounted to $4.1 million, $2.5 million and $1.8 million, respectively; and the related tax benefit recorded was $1.0 million, $0.6 and $0.6 million, respectively, in 2006, 2005 and 2004. As of December 30, 2006, unrecognized compensation expense for RSU’s amounted to $9.5 million and this cost will be recognized over a weighted-average period of 1.8 years.

A summary of non-vested restricted stock unit activity as of December 30, 2006, and changes during the twelve month period then ended is as follows:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2005	238,850	$42.32
Granted	169,675	$49.28
Vested	(104,349)	$38.02
Forfeited	(14,938)	$45.89
Non-vested at December 30, 2006	289,238	$46.76

The total fair value of shares vested (market value on the date vested) during 2006, 2005 and 2004 was $5.2 million, $0.7 million, and $8.9 million, respectively.

Additionally, non-employee members of the Board of Directors received restricted share-based grants which must be cash settled and accordingly mark-to-market accounting is applied. The after-tax expense recognized for such grants amounted to $0.8 million in 2006, $0.6 million in 2005 and $0.4 million in 2004.

Long-Term Stock Incentive Plan:    The Long-Term Stock Incentive Plan (‘‘LTSIP’’) provides for grants of awards to senior management employees for achieving Company performance measures, specifically earnings per share and return on capital employed. Awards are payable in shares of common stock, which may be restricted if the employee has not achieved certain stock ownership levels, and generally no award is made if the employee terminates employment prior to the payout date. There are three award cycles in progress: one for the two and one half year period ending in December, 2006, the second for the three year period ending in December, 2007, and the third for the three year period ending in December, 2008. The ultimate issuance of shares, if any, is determined based on performance over the three year cycle. The Company has accrued for the expected issuance of shares based on estimates of future performance in relation to the targets. Expense recognized for the LTSIP plans amounted to $7.4 million in 2006, $6.4 million in 2005 and $1.6 million in 2004.

Employee Stock Purchase Plan:    The Employee Stock Purchase Plan (‘‘ESPP’’) enables substantially all employees in the United States and Canada to subscribe at any time to purchase shares of common stock on a monthly basis at the lower of 85% of the fair market value of the shares on the grant date ($40.37 per share for fiscal year 2006 purchases) or 85% of the fair market value of the shares on the last business day of each month. A maximum of 6,000,000 shares are authorized for subscription. During 2006, 2005 and 2004 shares totaling 64,590, 96,683 and 118,544, respectively, were issued under the plan at average prices of $39.26, $33.19 and $26.78 per share, respectively and the intrinsic value of the ESPP purchases was $0.6 million, $1.3 million and $1.7 million, respectively. For 2006, the Company received $2.6 million in cash from ESPP purchases, and there is no related tax benefit. The fair value of ESPP shares was estimated using the Black Scholes option pricing model. ESPP compensation cost is recognized ratably over the one year term based on actual employee stock purchases under the plan and amounted to $0.5 million in 2006. The fair value of the employees’ purchase rights under the ESPP was estimated using the following assumptions for 2006, 2005 and 2004, respectively: dividend yield of 2.4%, 2.4% and 3.1%; expected volatility of 23%, 27% and 20%;

risk-free interest rates of 4.3%, 2.4% and 2.2%; and expected lives of one year. The weighted average fair value of those purchase rights granted in 2006, 2005 and 2004 was $9.70, $11.15 and $7.03, respectively.

If compensation cost for the Company’s stock option plans had been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’, net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:

(Millions of Dollars, except for per share data)	2005	2004
Net earnings, as reported	$269.6	$366.9
Add: Stock-based compensation expense included in reported income	6.4	4.1
Less: Stock-based employee compensation expense determined under fair value method, net of related tax effects	12.0	10.8
Pro forma net earnings, fair value method	$264.0	$360.2
Earnings per share:
Basic, as reported	$3.23	$4.47
Basic, pro forma	$3.17	$4.39
Diluted, as reported	$3.16	$4.36
Diluted, pro forma	$3.09	$4.28

Compensation cost relating to the stock based compensation grants made in 2005 and earlier periods is recognized ratably over the vesting period using the accelerated method. Effective with the adoption of SFAS 123(R) on January 1, 2006, expense for new grants is recognized on a straight-line basis over the vesting period. The expense for retiree eligible employees (those aged 55 and over and with 10 or more years of service) is recognized by the date they became retirement eligible, as such employees may retain their options for the 10 year contractual term in the event they retire prior to the end of the vesting period stipulated in the grant.

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

L. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss at the end of each fiscal year was as follows:

(Millions of Dollars)	2006	2005	2004
Currency translation adjustment	$(8.3)	$(74.1)	$(38.9)
Pension asset/liability, net of tax	(68.9)	(13.1)	(9.1)
Fair value of net investment hedge effectiveness, net of tax	(9.0)	(0.5)	(3.6)
Fair value of cash flow hedge effectiveness, net of tax	4.4	(3.6)	(3.6)
Accumulated other comprehensive loss	$(81.8)	$(91.3)	$(55.2)

M. EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK OWNERSHIP PLAN (‘‘ESOP’’)    Substantially all U.S. employees may contribute from 1% to 15% of their eligible compensation to a tax-deferred 401(k) savings plan, subject to restrictions under tax laws. Employees generally direct the investment of their own contributions into various investment funds. An employer match benefit is provided under the plan equal to one-half of each employee’s tax-deferred contribution up to the first 7% of their compensation. Half of the employer match benefit is invested in the Company’s common stock while the investment of the other half is directed by the employee. Effective January 1, 2007, participants will direct the entire employer match such that no participant is required to hold the Company’s common stock in their 401(k) account. The employer match benefit totaled $7.9 million, $8.3 million and $7.3 million, in 2006, 2005 and 2004, respectively.

In addition, approximately 4,000 U.S. salaried and non-union hourly employees receive a non-contributory benefit under the Cornerstone plan. Cornerstone benefit allocations range from 3% to 9% of eligible employee compensation based on age. Approximately 1,500 U.S. employees receive an additional average 1.7% contribution actuarially designed to replace previously curtailed pension benefits. Allocations for benefits earned under the Cornerstone plan were $13.2 million in 2006, $12.3 million in 2005 and $12.6 million in 2004. Assets held in participant Cornerstone accounts are invested in a broad-based U.S. equity security index fund and U.S. government bonds.

Shares of the Company’s common stock held by the ESOP were purchased with the proceeds of external borrowings in 1989 and borrowings from the Company in 1991 (‘‘1991 internal loan’’). The external ESOP borrowings are guaranteed by the Company and are included in long-term debt. Shareowners’ equity reflects a reduction equal to the cost basis of unearned (unallocated) shares purchased with the internal and the external borrowings.

The Company accounts for the ESOP under Statement of Position (‘‘SOP’’) 76-3, ‘‘Accounting Practices for Certain Employee Stock Ownership Plans’’, as affected by the Emerging Issues Task Force (‘‘EITF’’) 89-8, ‘‘Expense Recognition for Employee Stock Ownership Plans.’’ Net ESOP activity recognized is comprised of the cost basis of shares released, the cost of the aforementioned Cornerstone and 401(k) match defined contribution benefits, interest expense on the external 1989 borrowing, less the fair value of shares released and dividends on unallocated ESOP shares. Net ESOP expense was $2.4 million in 2006, $2.1 million in 2005 and $2.2 million in 2004. ESOP expense is affected by the market value of the Company’s common stock on the monthly dates when shares are released. The market value of shares released averaged $49.28 per share in 2006, $46.41 in 2005 and $43.20 in 2004.

Unallocated shares are released from the trust based on current period debt principal and interest payments as a percentage of total future debt principal and interest payments. Dividends on both allocated and unallocated shares may be used for debt service and to credit participant accounts for dividends earned on allocated shares. Dividends paid on the shares acquired with the 1991 internal loan were used solely to pay internal loan debt service in all periods. Dividends on ESOP shares, which are charged to shareowners’ equity as declared, were $11.7 million in 2006, $12.1 million in 2005 and $12.2 million in 2004. Dividends on ESOP shares were utilized entirely for debt service in all years. Interest costs incurred by the ESOP on the 1989 external debt in 2006, 2005 and 2004 were $0.3 million, $0.4 million and $0.7 million, respectively. Interest costs incurred by the ESOP on the 1991 internal loan, which have no earnings impact, were $9.2 million, $9.5 million and $9.7 million for 2006, 2005, and 2004, respectively. Both allocated and unallocated ESOP shares are treated as outstanding for purposes of computing earnings per share. As of December 30, 2006, the number of ESOP shares allocated to participant accounts was 4,185,747 and the number of unallocated shares was 5,458,285. At December 30, 2006, there were 33,205 released shares in the ESOP trust holding account pending allocation. The Company made cash contributions to the ESOP totaling $11.2 million in 2006, $13.3 million in 2005 and $10.2 million in 2004.

PENSION AND OTHER BENEFIT PLANS    The Company sponsors pension plans covering most domestic hourly and certain executive employees, and approximately 7,500 foreign employees. Benefits are generally based on salary and years of service, except for U.S. collective bargaining employees whose benefits are based on a stated amount for each year of service.

The Company contributes to multi-employer plans for certain collective bargaining U.S. employees. In addition, various other defined contribution plans are sponsored worldwide. The expense for such defined contribution plans, aside from the earlier discussed ESOP plans, follows.

(Millions of Dollars)	2006	2005	2004
Multi-employer plan expense	$0.8	$0.7	$0.4
Other defined contribution plan expense	$5.4	$3.3	$3.0

The components of net periodic pension expense (income) are as follows:

	U.S. Plans			Non-U.S.Plans
(Millions of Dollars)	2006	2005	2004	2006	2005	2004
Service cost	$2.6	$2.6	$2.4	$5.9	$6.4	$6.4
Interest cost	8.1	4.7	3.2	13.8	11.7	11.1
Expected return on plan assets	(7.9)	(2.9)	(1.0)	(16.9)	(16.2)	(15.3)
Amortization of prior service cost	1.4	1.4	2.0	0.2	1.5	0.6
Actuarial loss	1.1	2.2	0.5	6.4	4.1	1.5
Settlement / curtailment loss (gain)	—	(0.8)	—	6.1	0.4	(0.7)
Net periodic pension expense	$5.3	$7.2	$7.1	$15.5	$7.9	$3.6
Increase (Decrease) in pension liability included in other comprehensive loss (after-tax)	($3.4)	$1.4	$(1.2)	$8.7	$(5.4)	$1.3

The Company provides medical and dental benefits for certain retired employees in the United States. In addition, certain U.S. employees who retire from active service are eligible for life insurance benefits. Net periodic postretirement benefit expense was $2.7 million in 2006, $2.0 million in 2005 and $1.8 million in 2004.

The changes in the pension and other postretirement benefit obligations, fair value of plan assets as well as amounts recognized in the Consolidated Balance Sheets, are shown below:

	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans
(Millions of Dollars)	2006	2005	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation at end of prior year	$154.2	$60.8	$248.6	$243.9	$29.0	$18.9
Service cost	2.6	2.6	5.9	6.4	1.1	0.9
Interest cost	8.1	4.7	13.8	11.7	1.5	1.1
Settlements / curtailments	0.1	(0.8)	(0.1)	(0.2)	—	—
Change in discount rate	(4.3)	0.8	0.3	14.5	(1.1)	0.8
Actuarial (gain) loss	(6.0)	4.1	4.2	2.7	0.3	(0.8)
Plan amendments	1.9	—	—	0.2	—	—
Foreign currency exchange rates	—	—	30.4	(18.8)	—	—
Participant contributions	—	—	0.4	0.7	—	—
Acquisitions	—	86.6	29.4	—	—	9.9
Benefits paid	(8.4)	(4.6)	(20.0)	(12.5)	(3.3)	(1.8)
Benefit obligation at end of year	$148.2	$154.2	$312.9	$248.6	$27.5	$29.0
Change in plan assets:
Fair value of plan assets at end of prior year	$101.8	$17.2	$209.7	$200.9	$—	$—
Actual return on plan assets	13.0	3.0	23.3	31.4	—	—
Participant contributions	—	—	0.4	0.7	—	—
Employer contributions	5.8	7.7	12.7	7.2	3.3	1.8
Foreign currency exchange rate changes	—	—	25.5	(18.0)	—	—
Acquisitions	—	78.5	15.5	—	—	—
Benefits paid	(8.4)	(4.6)	(20.0)	(12.5)	(3.3)	(1.8)
Fair value of plan assets at end of plan year	$112.2	$101.8	$267.1	$209.7	$—	$—
Funded status — assets less than benefit obligation	$(36.0)	$(52.4)	$(45.8)	$(38.9)	$(27.5)	$(29.0)
Unrecognized prior service cost (credit)	8.1	7.6	1.0	5.1	(1.4)	(1.5)
Unrecognized net actuarial loss	3.3	15.5	83.4	83.5	4.2	5.3
Unrecognized net transition liability	—	—	1.3	0.6	—	—
Net amount recognized	$(24.6)	$(29.3)	$39.9	$50.3	$(24.7)	$(25.2)
Amounts recognized in the Consolidated Balance Sheets:
Prepaid benefit cost (non-current)	$8.2	$7.6	$2.7	$66.2	$—	$—
Intangible asset	—	6.1	—	0.8	—	—
Current benefit liability	(2.7)	—	(1.7)	—	(2.3)	(2.0)
Non-current benefit liability	(41.5)	(56.7)	(46.8)	(23.8)	(25.2)	(23.2)
Net asset (liability) recognized	$(36.0)	$(43.0)	$(45.8)	$43.2	$(27.5)	$(25.2)
Accumulated other comprehensive loss (pre-tax):
Prior service cost (credit) . .	$8.1	$—	$1.0	$—	(1.4)	$—
Actuarial (gain) loss . . . . . .	3.3	13.7	83.4	7.1	4.2	—
Transition liability	—	—	1.3	—	—	—
	$11.4	$13.7	$85.7	$7.1	2.8	$—
Net amount recognized	$(24.6)	$(29.3)	$39.9	$50.3	$(24.7)	$(25.2)

The accumulated benefit obligation for all defined benefit pension plans was $428.1 million at December 30, 2006 and $372.9 million at December 31, 2005. Information regarding pension plans in which accumulated benefit obligations exceed plan assets follows:

	U.S. Plans		Non-U.S. Plans
(Millions of Dollars)	2006	2005	2006	2005
Projected benefit obligation	$70.6	$154.2	$55.5	$69.2
Accumulated benefit obligation	$67.3	$148.7	$48.8	$62.8
Fair value of plan assets	$26.6	$101.8	$21.0	$41.6

Information regarding pension plans in which projected benefit obligations (inclusive of anticipated future compensation increases) exceed plan assets follows:

	U.S. Plans		Non-U.S. Plans
(Millions of Dollars)	2006	2005	2006	2005
Projected benefit obligation	$70.6	$154.2	$256.7	$248.6
Accumulated benefit obligation	$67.3	$148.7	$226.8	$224.2
Fair value of plan assets	$26.6	$101.8	$210.8	$209.7

The Company adopted SFAS 158 as of December 30, 2006. The impact from recognizing the funded status of the defined benefit plans, representing the fair value of the plan assets versus the projected benefit obligation, was a decrease to Shareowners’ Equity of $61.1 million, net of a $26.7 million tax benefit. The Company uses a fiscal year end date to value all its plans. The following table summarizes the impact of adopting SFAS 158 on the Consolidated Balance Sheet at December 30, 2006:

(Millions of Dollars)	Defined Benefit Plans Before Adoption of SFAS 158	Impact of SFAS 158 Adoption Increase (Decrease)	Defined Benefit Plans After Adoption of SFAS 158
Prepaid benefit cost (non-current)	$79.3	$(68.4)	$10.9
Intangible asset	$7.4	$(7.4)	$—
Benefit liability	$108.1	$12.1	$120.2
Accumulated other comprehensive loss	$(7.8)	$(61.1)	$(68.9)

The major assumptions used in valuing pension and post-retirement plan obligations and net costs were as follows:

	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2006	2005	2006	2005	2006	2005
Weighted average assumptions used to determine benefit obligations at year end:
Discount rate	5.75%	5.5%	4.75%	5.0%	5.25%	5.5%
Rate of compensation increase	6.0%	5.5%	3.75%	3.75%	5.75%	4.0%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	5.5%	5.75%	5.0%	5.25%	5.5%	6.0%
Rate of compensation increase	5.5%	6.0%	3.75%	3.75%	4.0%	4.0%
Expected return on plan assets	8.0%	7.75%	7.0%	7.5%	—	—

The expected long-term rate of return on plan assets is determined considering the returns projected for the various asset classes and the relative weighting for each asset class as reflected in the target asset allocation below. In addition the Company considers historical performance, the opinions of outside actuaries and other data in developing benchmark returns.

The amounts in Accumulated Other Comprehensive Loss expected to be recognized as components of net periodic benefit costs during the next fiscal year total $9.5 million, representing amortization of $7.8 million of actuarial loss, $1.4 million of prior service cost and $0.3 million of net transition assets.

PENSION PLAN ASSETS    Plan assets are invested in equity securities, bonds and other fixed income securities, money market instruments and insurance contracts. The Company’s weighted-average worldwide actual asset allocations at December 30, 2006 and December 31, 2005 by asset category are as follows:

	Plan Assets		Target Allocation
Asset Category	2006	2005
Equity securities	56%	67%	50-70%
Fixed income securities	39%	32%	30-50%
Other	5%	1%	0-10%
Total	100%	100%	100%

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

CONTRIBUTIONS    The Company’s funding policy for its defined benefit plans is to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with federal law and other regulations. The Company expects to contribute approximately $17 million to its pension plans and its other postretirement benefit plan in 2007.

EXPECTED FUTURE BENEFIT PAYMENTS    Benefit payments, inclusive of amounts attributable to estimated future employee service, are expected to be paid as follows over the next 10 years:

(Millions of Dollars)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Years 6-10
Future payments	$280.3	$25.1	$17.8	$25.7	$26.5	$28.7	$156.5

These benefit payments will be funded through a combination of existing plan assets and amounts to be contributed in the future by the Company.

HEALTH CARE COST TRENDS    The weighted average annual assumed rate of increase in the per-capita cost of covered benefits (i.e., health care cost trend rate) is assumed to be 10.0% for 2006, reducing gradually to 6.0% by 2014 and remaining at that level thereafter. A one percentage point change in the assumed health care cost trend rate would have an immaterial effect on the net periodic postretirement benefit cost and the postretirement benefit obligation as of December 30, 2006.

N. OTHER COSTS AND EXPENSES

Other-net is primarily comprised of intangible asset amortization expense, gains and losses on asset dispositions, currency impact, environmental expense and net expenses related to the Mac Tools extended financing programs, mainly financing receivable losses and interest income.

Research and development costs were $15.3 million, $14.5 million and $13.2 million for fiscal years 2006, 2005 and 2004, respectively.

O. RESTRUCTURING AND ASSET IMPAIRMENTS

At December 30, 2006, the restructuring and asset impairment reserve balance was $63.1 million, which the Company expects to be fully expended by the end of 2007. A summary of the Company’s restructuring reserve activity from December 31, 2005 to December 30, 2006 is as follows (in millions):

	12/31/05	Acquisition Impact	Net Additions	Usage	Currency	12/30/06
Acquisitions
Severance	$2.2	$68.5	$0.4	$(16.4)	$—	$54.7
Facility Closure	—	2.7	—	(0.3)	—	2.4
Other	0.1	2.0	0.5	(1.1)	—	1.5
2006 Actions	—	—	11.9	(9.3)	—	2.6
Pre-2006 Actions	2.6	—	1.0	(1.8)	0.1	1.9
	$4.9	$73.2	$13.8	$(28.9)	$0.1	$63.1

2006 Actions:    During 2006, the Company initiated a cost reduction initiative in order to maintain its cost competitiveness and vitality. Severance charges of $11.9 million were recorded during the year relating to a reduction of 728 employees. Approximately $3.0 million of this charge pertained to the Consumer Products segment; $4.5 million to the Industrial Tools segment; and $4.4 million to the Security Solutions segment. Of these amounts, $9.3 million has been utilized to date, with $2.6 million of reserves remaining as of December 30, 2006. In addition to severance, $4.1 million for a U.K. pension plan curtailment was recorded in Other, net and $1.3 million of related consulting costs were recorded in SG&A.

2005 Actions:    During 2005, the Company initiated a $5.7 million cost reduction in various businesses, of which $4.6 million was recorded in 2005 and $1.1 million was recorded during 2006. The action was comprised of the severance of 170 employees and the exit of a leased facility. Of this amount, $5.0 million has been utilized to date with $0.7 million of accrual remaining as of December 30, 2006. Approximately $4.3 million of this charge pertained to the Security Solutions segment; $0.9 million to the Industrial Tools segment; and $0.5 million to the Consumer Products segment.

Pre-2005 Actions: In the fourth quarter of 2004, the company recorded $7.7 million of restructuring and asset impairment charges — $4 million of restructuring costs in connection with specific personnel actions to streamline/reposition certain organizations primarily in the Consumer Products and Industrial Tools segments; and $3.7 million of asset impairment charges primarily associated with a 2004 information system strategy decision. As of December 31, 2005, the accrual was fully expended. In addition, as of December 30, 2006, $1.2 million of reserves remain relating to pre-2004 actions.

Acquisition Related:    During 2006, the Company completed a consultation process with its European Works Council regarding the reorganization of its Facom and Stanley hand tools activities in Europe (these ‘‘Initiatives’’). These Initiatives will, among other things, implement growth strategies and reduce costs by rationalizing manufacturing, logistics, sales and support organizations resulting in the severance of approximately 580 employees, the closure of two legacy Facom factories in France, as well as four legacy Facom distribution centers located in the United Kingdom, Belgium, Germany and Switzerland. The facility rationalization commenced recently with the severance of approximately 440 employees, closure of the two French factories and exit from the United Kingdom distribution center. The Company expects to complete these Initiatives during 2007. Cash expenditures to be incurred for these Initiatives are estimated at approximately $75 million, of which $59.4 million has been recorded to the Facom purchase price allocation and $0.7 million was reported as a 2006 restructuring charge. As of December 30, 2006, $6.6 million has been utilized to date, with $53.5 million accrual remaining. Also, $1.4 million of asset impairments were recorded to Cost of Sales relating to inventory rationalization associated with the plant shut downs.

In connection with its acquisition of National, the Company recorded $8.0 million in severance costs for 243 employees and $0.3 million for facility closure costs to the purchase price allocation, and $0.2 million was recorded as a restructuring charge. As of December 30, 2006, $5.8 million has been utilized with $2.7 million accrual remaining.

Restructuring and asset impairment charges by segment were as follows:

(Millions of Dollars)	2006	2005	2004
Consumer Products	$3.2	$0.5	$1.3
Industrial Tools	5.0	1.0	2.9
Security Solutions	5.6	3.1	3.5
Consolidated	$13.8	$4.6	$7.7

P. BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

The Company reports the following three segments: Consumer Products, Industrial Tools and Security Solutions. The Consumer Products segment manufactures and markets hand tools, consumer mechanics tools, storage units and hardware. These products are sold to retailers (including home centers, mass merchants, hardware stores, and retail lumber yards) as well as through third party distributors. The Industrial Tools segment manufactures and markets professional mechanics tools and storage systems; pneumatic tools and fasteners; plumbing, heating, air conditioning and roofing tools; hydraulic tools and accessories; assembly tools and systems; electronic leveling and measuring tools; and Stanley supply and services (specialty tools). These products are sold to customers and distributed primarily through third party distributors as well as through direct sales forces. The Security Solutions segment is a provider of access and security solutions primarily for retailers, educational and healthcare institutions, government, financial institutions, and commercial and industrial customers. The Company provides an extensive suite of mechanical and electronic security products and systems, and a variety of security services. The Company manufactures and markets automatic doors, door locking systems, commercial hardware and integrates security access control systems. Products in the Security Solutions segment include security integration systems, software, related installation and maintenance services, automatic doors, door closers, exit devices and locking mechanisms.

The Company’s reportable segments are an aggregation of businesses that have similar products and services, among other factors. The following information excludes the appliance hinge, U.K. decorator tools, home décor and German paint roller businesses, which are classified as discontinued operations as disclosed in Note T Discontinued Operations, unless otherwise noted.

BUSINESS SEGMENTS

(Millions of Dollars)	2006	2005	2004
Net Sales
Consumer Products	$1,328.5	$1,097.8	$1,042.7
Industrial Tools	1,802.9	1,369.5	1,292.5
Security Solutions	887.2	818.0	662.2
Consolidated	$4,018.6	$3,285.3	$2,997.4
Operating Profit
Consumer Products	$210.3	$185.2	$171.4
Industrial Tools	159.1	135.5	133.1
Security Solutions	133.9	123.8	107.8
Total	$503.3	$444.5	$412.3
Restructuring charges and asset impairments	(13.8)	(4.6)	(7.7)
Interest income	4.4	6.6	4.2
Interest expense	(69.3)	(40.4)	(38.6)
Other-net	(57.5)	(47.9)	(46.0)
Earnings from continuing operations before income taxes	$367.1	$358.2	$324.2
Segment Assets
Consumer Products	$899.8	$892.9	$710.8
Industrial Tools	1,724.8	914.5	903.3
Security Solutions	1,097.0	1,041.5	958.9
	3,721.6	2,848.9	2,573.0
Discontinued operations	—	11.0	15.6
Corporate assets	213.8	685.2	262.0
Consolidated	$3,935.4	$3,545.1	$2,850.6
Capital and Software Expenditures
Consumer Products	$32.9	$26.7	$22.3
Industrial Tools	26.8	27.6	18.5
Security Solutions	20.8	13.6	10.3
Discontinued operations	—	0.5	3.7
Consolidated	$80.5	$68.4	$54.8
Depreciation and Amortization
Consumer Products	$40.0	$29.7	$30.9
Industrial Tools	45.1	31.3	33.4
Security Solutions	36.0	35.2	27.7
Discontinued operations	0.1	0.3	3.0
Consolidated	$121.2	$96.5	$95.0

In connection with its recent acquisitions, the Company recorded $21.6 million in cost of sales (‘‘inventory step-up amortization’’) during 2006 related to the initial turn of acquired inventory which was written-up in purchase accounting to its fair market value. This non-cash inventory step-up amortization amounted to $8.2 million in the Consumer Products segment, $13.3 million in the Industrial Tools segment, and $0.1 million in the Security Solutions segment.

The Company assesses the performance of its reportable business segments using operating profit, which follows the same accounting policies as those described in Note A Significant Accounting Policies. Segment operating profit excludes interest income, interest expense, other-net (which includes intangible asset expense amortization), restructuring charges and asset impairments, and income tax expense. Refer to Note O Restructuring and Asset Impairments for the amount of restructuring charges and asset impairments by segment, and to Note G Goodwill and Other Intangible Assets for intangible amortization expense by segment. Corporate and shared expenses are allocated to each segment. Transactions between segments are not material. Segment assets primarily include accounts receivable, inventory, other current assets, property, plant and equipment, intangible assets and other miscellaneous assets. Corporate assets and unallocated assets are cash, deferred income taxes and certain other assets. Geographic net sales and long-lived assets are attributed to the geographic regions based on the geographic location of each Company subsidiary.

Sales to The Home Depot were approximately 10%, 12% and 13% of consolidated net sales in 2006, 2005 and 2004, respectively, excluding the discontinued operations businesses discussed in Note T Discontinued Operations. For 2006, 2005 and 2004 net sales to this one customer amounted to 21%, 26% and 27% of segment net sales, respectively, for the Consumer Products segment, 5%, 6%, and 7%, respectively, for the Industrial Tools segment and 2%, 2% and 3%, respectively, for the Security Solutions segment.

GEOGRAPHIC AREAS

(Millions of Dollars)	2006	2005	2004
Net Sales
United States	$2,398.5	$2,277.1	$2,054.4
Other Americas	357.5	263.0	217.6
France	465.4	146.3	149.6
Other Europe	599.9	412.1	412.7
Asia	197.3	186.8	163.1
Consolidated	$4,018.6	$3,285.3	$2,997.4
Long-Lived Assets
United States	$969.2	$1,010.3	$824.3
Other Americas	164.3	168.5	82.0
United Kingdom	204.9	258.9	289.1
France	478.5	14.4	17.9
Other Europe	226.4	73.1	85.1
Asia	240.4	183.4	174.0
Consolidated	$2,283.7	$1,708.6	$1,472.4

Q. INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities at the end of each fiscal year were as follows:

(Millions of Dollars)	2006	2005
Deferred tax liabilities:
Depreciation	$41.7	$52.8
Amortization of Intangibles	96.2	76.9
Inventories	4.4	4.6
Other	17.7	22.9
Total deferred tax liabilities	$160.0	$157.2
Deferred tax assets:
Employee benefit plans	$79.9	$49.6
Doubtful accounts	8.9	8.6
Accruals	10.4	6.6
Restructuring charges	2.5	0.3
Operating loss carryforwards	50.2	40.7
Other	0.4	17.9
Total deferred tax assets	152.3	$123.7
Net Deferred Tax Liabilities before Valuation Allowance	$7.7	$33.5
Valuation allowance	$26.8	$27.2
Net Deferred Tax Liabilities after Valuation Allowance	$34.5	$60.7

Valuation allowances reduced the deferred tax asset attributable to foreign and state loss carry-forwards to the amount that, based upon all available evidence, is more likely than not to be realized. Reversal of the valuation allowance is contingent upon the recognition of future taxable income and capital gains in specific foreign countries and specific states, or changes in circumstances which cause the recognition of the benefits to become more likely than not. The foreign and state loss carry-forwards expire in various years beginning in 2007.

The classification of deferred taxes as of December 30, 2006 and December 31, 2005 is as follows:

	2006		2005
	Deferred Tax Asset	Deferred Tax Liability	Deferred Tax Asset	Deferred Tax Liability
Current	$(35.0)	$15.2	$(21.2)	$9.3
Non-current	(90.5)	144.8	(75.3)	147.9
Total	$(125.5)	$160.0	$(96.5)	$157.2

Income tax expense (benefit) attributable to continuing operations consisted of the following:

(Millions of Dollars)	2006	2005	2004
Current:
Federal	$31.9	$37.0	$32.6
Foreign	25.9	31.9	25.9
State	8.8	9.4	3.8
Total current	$66.6	78.3	62.3
Deferred (Benefit):
Federal	(6.5)	17.8	20.3
Foreign	18.4	(8.4)	1.6
State	(2.1)	(1.2)	3.1
Total deferred	9.8	8.2	25.0
Total	$76.4	$86.5	$87.3

Income taxes paid during 2006, 2005 and 2004 were $104.5 million, $112.8 million and $125.4 million, respectively. During 2006, the Company had tax holidays with Thailand and China. Tax holidays resulted in a $3.1 million reduction in tax expense in 2006, a $1.7 million reduction in tax expense in 2005 and $3.0 million in 2004. The tax holiday in Thailand is in place until 2010 while the tax holiday in China varies between 2009 and 2015.

The reconciliation of federal income tax at the statutory federal rate to income tax at the effective rate for continuing operations is as follows:

(Millions of Dollars)	2006	2005	2004
Tax at statutory rate	$128.5	$125.4	$113.5
State income taxes, net of federal benefits	4.2	4.5	4.9
Difference between foreign and federal income tax	(36.0)	(30.3)	(24.4)
Extraterritorial income exclusion	(2.0)	(2.7)	(2.5)
Branch activity	0.3	(0.4)	0.7
Tax accrual reserve	4.0	(0.6)	(0.2)
U.S. audit settlement	(16.6)	(16.7)	—
Jobs Act repatriation/dividends	(3.7)	15.6	—
Other-net	(2.3)	(8.3)	(4.7)
Income taxes	$76.4	$86.5	$87.3

The components of earnings from continuing operations before income taxes consisted of the following:

(Millions of Dollars)	2006	2005	2004
United States	$150.7	$210.2	$179.5
Foreign	216.4	148.0	144.7
Total pre-tax earnings	$367.1	$358.2	$324.2

The Company’s future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where the statutory rates are lower. The Company is subject to the examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company evaluates the likelihood of unfavorable adjustments arising from the examinations and believes adequate provisions have been made in the income tax provision.

Undistributed foreign earnings of $436.7 million at December 30, 2006 are considered to be invested indefinitely or will be remitted substantially free of additional tax. Accordingly, no provision has been made for taxes that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of this liability.

The American Jobs Creation Act, the ‘‘Act’’, enacted on October 22, 2004 created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing for an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. In 2005, Stanley’s Chief Executive Officer and Board of Directors approved a domestic reinvestment plan as required by the ‘‘Act’’ to repatriate $249.6 million in foreign earnings in fiscal 2005. Stanley recorded $15.6 million in tax expense related to this $249.6 million dividend. All repatriations under the ‘‘Act’’ were completed by December 31, 2005.

R. COMMITMENTS AND GUARANTEES

COMMITMENTS    The Company has non-cancelable operating lease agreements, principally related to facilities, vehicles, machinery and equipment. Minimum payments have not been reduced by minimum sublease rentals of $3.4 million due in the future under non-cancelable subleases. In addition, the Company is a party to synthetic leasing programs which qualify as operating leases, for two of its major distribution centers. Rental expense, net of sublease income, for operating leases was $51.3 million in 2006, $41.4 million in 2005 and $38.7 million in 2004.

Outsourcing and other commitments are comprised of: $17.4 million for outsourcing arrangements, primarily related to information systems and telecommunications; $13.7 million in marketing obligations; and $0.7 million of cash funding commitments pertaining to the Company’s U.S. ESOP.

Following is a summary of the future commitments for lease obligations, outsourcing and other arrangements:

(Millions of Dollars)	Total	2007	2008	2009	2010	2011	Thereafter
Operating lease obligations	$110.6	$29.4	$22.4	$16.0	$10.9	$9.5	$22.4
Material purchase commitments	36.0	9.0	9.0	9.0	9.0	—	—
Outsourcing and other	31.8	19.3	11.2	1.3	—	—	—
Total	$178.4	$57.7	$42.6	$26.3	$19.9	$9.5	$22.4

The Company has numerous assets, predominantly vehicles and equipment, under a one-year term renewable U.S. master personal property lease. Residual value obligations under this master lease were $29.2 million at December 30, 2006 while the fair value of the underlying assets was approximately $33.6 million. The U.S. master personal property lease obligations are not reflected in the future minimum lease payments since the initial and remaining term does not exceed one year. The Company routinely exercises various lease renewal options and from time to time purchases leased assets for fair value at the end of lease terms.

The Company is a party to synthetic leasing programs for two of its major distribution centers. The programs qualify as operating leases for accounting purposes, where only the monthly lease cost is recorded in earnings and the liability and value of underlying assets are off-balance sheet. As of December 30, 2006, the estimated fair value of assets and remaining obligations for these two properties were $61.0 million and $42.4 million, respectively.

GUARANTEES    Following is a summary of guarantees as of December 30, 2006:

(Millions of Dollars)	Term	Maximum Potential Payment	Carrying Amount of Liability
Financial guarantees as of December 30, 2006:
Guarantees on the residual values of leased properties	Up to 6 years	$71.6	$—
Standby letters of credit	Generally 1 year	28.0	—
Guarantee on the external Employee Stock Ownership Plan borrowings	Through 2009	4.8	4.8
Commercial customer financing arrangements	Up to 5 years	17.6	13.4
Government guarantees on employees	3 years from hire date	0.1	—
Total		$122.1	$18.2

The Company has guaranteed a portion of the residual value arising from its previously mentioned synthetic lease and U.S. master personal property lease programs. The lease guarantees aggregate $94.6 million while the fair value of the underlying assets is estimated at $71.6 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these lease guarantees.

The Company has issued $28.0 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs. Shares of the Company’s common stock held by the ESOP were purchased with the proceeds of external borrowings in the 1980’s and borrowings from the Company in 1991. The external ESOP borrowings are guaranteed by the Company and are included in long-term debt. Shareowners’ equity reflects a reduction for the internal and external borrowings. The Company has sold various businesses and properties over many years and provided standard indemnification to the purchasers with respect to any unknown liabilities, such as environmental, which may arise in the future that are attributable to the time of the Company’s ownership. No liabilities have been recorded for these general indemnifications since there are no identified exposures. The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors for their initial purchase of the inventory and truck necessary to function as a distributor. In addition, the Company provides a full recourse guarantee to a financial institution that extends credit to certain end retail customers of its U.S. Mac Tool distributors. The gross amount guaranteed in these arrangements is approximately $17.6 million and the $13.4 million fair value of the guarantees issued is recorded in debt and other liabilities as appropriate in the consolidated balance sheet.

The Company provides product and service warranties which vary across its businesses. The types of warranties offered generally range from one year to limited lifetime, while certain products carry no warranty. Further, the Company sometimes incurs discretionary costs to service its products in connection with product performance issues. Historical warranty and service claim experience forms the basis for warranty obligations recognized. Adjustments are recorded to the warranty liability as new information becomes available.

Following is a summary of the warranty liability activity for the years ended December 30, 2006 and December 31, 2005:

(Millions of Dollars)	2006	2005
Beginning Balance	$15.7	$14.8
Warranties and guarantees issued	21.3	13.1
Warranty payments	(20.2)	(12.9)
Acquisitions and other	40.0	0.7
Ending Balance	$56.8	$15.7

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

In the normal course of business, the Company is involved in various lawsuits and claims. In addition, the Company is a party to a number of proceedings before federal and state regulatory agencies relating to environmental remediation. Also, the Company, along with many other companies, has been named as a potentially responsible party (‘‘PRP’’) in a number of administrative proceedings for the remediation of various waste sites, including 15 active Superfund sites. Current laws potentially impose joint and several liabilities upon each PRP. In assessing its potential liability at these sites, the Company has considered the following: whether responsibility is being disputed, the terms of existing agreements, experience at similar sites, and the Company’s volumetric contribution at these sites.

The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of December 30, 2006 and December 31, 2005, the Company had reserves of $30.5 million and $21.3 million, respectively, for remediation activities associated with Company-owned properties as well as for Superfund sites, for losses that are probable and estimable. Of the 2006 amount, $9.2 million is classified as current and $21.3 million as long-term. The range of environmental remediation costs that is reasonably possible is $24.6 million to $61.2 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with policy.

The environmental liability for certain sites that have cash payments that are fixed or reliably determinable have been discounted using a rate of 5.0%. The discounted and undiscounted amount of the liability relative to these sites is $5.1 million and $8.1 million, respectively, as of December 30, 2006 and $5.0 million and $8.1 million, respectively, as of December 31, 2005. The payments relative to these sites are expected to be $1.0 million in 2007, $1.7 million in 2008, $1.0 million in 2009, $0.3 million in 2010, $0.3 million in 2011 and $3.8 million thereafter.

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

T. DISCONTINUED OPERATIONS

During 2006, the Company disposed of two small businesses, the American appliance hinge and U.K. decorator tools businesses, for $1.9 million in cash. The related after-tax loss amounted to $1.1 million.

On December 4, 2004, the Company sold its home décor business for $87 million in a cash sale transaction, resulting in an after-tax gain of $24 million. On March 2, 2004, the Company sold its residential entry door business for $161 million in cash, and recognized a $95 million after-tax gain thereon. Also in 2004, the Company sold Friess, its German paint roller business for $6.4 million, and a loss of $3.6 million was recognized thereon.

In accordance with the provisions of SFAS No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets’’, the results of operations of the appliance hinge, U.K. decorator tools, home décor, residential entry door, and Friess businesses for the current and prior periods have been reported as discontinued operations. In addition, the assets and liabilities of the appliance hinge and U.K. decorator tools businesses were classified as held for sale in the Consolidated Balance Sheet at December 31, 2005. The divestures of these businesses were made pursuant to the Company’s growth strategy which entails a reduction of risk associated with certain large customer concentrations and better utilization of resources to increase shareowner value.

The American appliance hinge business supplied hardware used to manufacture household appliances. The U.K. decorator tools business manufactured brushes, rollers and other paint sundries supplied to various retailers. The home décor business supplied mirrored closet doors, closet organization products and wall décor products primarily through large retailers in North America and Europe. The residential entry door business manufactured and distributed steel and fiberglass entry doors and components throughout North America. The Friess business manufactured paint rollers in Germany and sold them into the private label market in continental Europe. Operating results of the U.K. decorator tools, home décor, residential entry door, and Friess businesses, which were formerly included in the Consumer Products segment, and the appliance hinge business, which was formerly included in the Security Solutions segment, are summarized as follows:

(Millions of Dollars)	2006	2005	2004
Net sales	$12.0	$38.7	$226.4
Pretax (loss) earnings	—	(1.2)	20.9
Income taxes	0.1	0.9	6.8
Net (loss) earnings from discontinued operations	$(0.1)	$(2.1)	$14.1

U. SUBSEQUENT EVENT (Unaudited)

On January 16, 2007, the Company completed the purchase of HSM Electronic Protection Services, Inc. (‘‘HSM’’) from Chicago-based private equity firm GTCR for $545 million cash. HSM, based in Lisle, Illinois provides security alarm monitoring services and access control systems to commercial customers. The Company financed the acquisition with proceeds from existing short term credit facilities and a new $500 million 364-day bridge facility entered into on January 8, 2007. The Company intends to refinance this transaction in 2007 with a combination of available cash, and the issuance of long-term debt and equity-linked securities.

QUARTERLY RESULTS OF OPERATIONS (unaudited)

(Millions of Dollars, except per share amounts)	Quarter
2006	First	Second	Third	Fourth	Year
Net sales	$968.7	$1,017.9	$1,012.7	$1,019.3	$4,018.6
Gross profit	331.9	376.7	377.8	372.1	1,458.5
Selling, general and administrative expenses	238.8	244.6	231.9	239.9	955.2
Net earnings from continuing operations	$38.5	$75.0	$90.2	$87.0	$290.7
Net (loss) earnings from discontinued operations	(0.8)	(0.3)	0.3	(0.4)	(1.2)
Net earnings	$37.7	$74.7	$90.5	$86.6	$289.5
Basic earnings (loss) per common share:
Continuing operations	$0.46	$0.92	$1.11	$1.06	$3.55
Discontinued operations	(0.01)	—	—	(0.1)	(0.1)
Total basic earnings per common share	$0.46	$0.92	$1.11	$1.06	$3.54
Diluted earnings (loss) per common share:
Continuing operations	$0.45	$0.90	$1.09	$1.04	$3.47
Discontinued operations	(0.01)	—	—	(0.01)	(0.01)
Total diluted earnings per common share	$0.45	$0.90	$1.09	$1.03	$3.46

2005	First	Second	Third	Fourth	Year
Net sales	$796.3	$814.7	$834.9	$839.4	$3,285.3
Gross profit	287.0	300.7	304.3	289.3	1,181.3
Selling, general and administrative expenses	184.4	188.4	179.1	184.9	736.8
Net earnings from continuing operations	$65.8	$65.3	$76.4	$64.2	$271.7
Net earnings (loss) from discontinued operations	0.8	0.6	0.5	(4.0)	(2.1)
Net earnings	$66.6	$65.9	$76.9	$60.2	$269.6
Basic earnings (loss) per common share:
Continuing operations	$0.79	$0.79	$0.92	$0.76	$3.26
Discontinued operations	0.01	0.01	—	(0.05)	(0.03)
Total basic earnings per common share	$0.80	$0.79	$0.92	$0.72	$3.23
Diluted earnings (loss) per common share:
Continuing operations	$0.77	$0.77	$0.89	$0.75	$3.18
Discontinued operations	0.01	0.01	—	(0.05)	(0.02)
Total diluted earnings per common share	$0.78	$0.78	$0.90	$0.70	$3.16

EXHIBIT INDEX
THE STANLEY WORKS
EXHIBIT LIST

(3)	(i)	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i) to the Annual Report on Form 10-K for the year ended January 2, 1999).

(ii)	The Stanley Works By-laws as amended October 17, 2001 (incorporated by reference to Exhibit 3(ii) to the Annual Report on Form 10-K for the year ended December 29, 2001).

(4)	(i)	Rights Agreement, dated January 31, 1996 (incorporated by reference to Exhibit (4)(i) to Current Report on Form 8-K dated January 31, 1996).

(a)	Amendment No. 1 dated as of January 19, 2006 to the Rights Agreement dated as of January 31, 1996, by and between The Stanley Works and Computershare Investor Services L.L.C. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on January 20, 2006).

(ii)	Indenture, dated as of November 1, 2002 between the Company and JPMorgan Chase Bank, as trustee, defining the rights of holders of 3½% Notes Due November 1, 2007 and 4-9/10% Notes due November 1, 2012 (incorporated by reference to Exhibit 4(vi) to the Annual Report on Form 10-K for the year ended December 28, 2002).

(a)	Certificate of Designated Officers establishing Terms of 3½% Series A Senior Notes due 2007, 4-9/10% Series A Senior Notes due 2012, 3½% Series B Senior Notes due 2007 and 4-9/10% Series B Senior Notes due 2012 (incorporated by reference to Exhibit 4(ii) to the Quarterly Report on Form 10-Q for the quarter ended September 27, 2003).

(iii)	Registration Rights Agreement dated November 1, 2002 among the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney Inc., BNP Paribas Corp. and Fleet Securities, Inc. as Purchasers (incorporated by reference to Exhibit 4(vii) to the Annual Report on Form 10-K for the year ended December 28, 2002).

(iv)	Indenture, dated November 22, 2005, between The Stanley Works and HSBC Bank USA, National Association, as indenture trustee (incorporated by reference to Exhibit 4.5 to the Current Report of Form 8-K filed on November 29, 2005).

(v)	First Supplemental Indenture, dated November 22, 2005, between The Stanley Works and HSBC Bank USA, National Association, as indenture trustee (incorporated by reference to Exhibit 4.6 to the Current Report of Form 8-K filed on November 29, 2005).

(a)	Form of 5.902% Fixed Rate/Floating Rate Junior Subordinated Debt Securities due December 1, 2045 (incorporated by reference to Exhibit 4.7 to the Current Report of Form 8-K filed on November 29, 2005).

(vi)	Guarantee Agreement, dated November 22, 2005, between the Company and HSBC Bank USA, National Association, as guarantee trustee (incorporated by reference to Exhibit 4.8 to the Current Report of Form 8-K filed on November 29, 2005).

(vii)	Amended and Restated Declaration of Trust, dated November 22, 2005, among the Company, The Stanley Works Capital Trust I, HSBC Bank USA, as property trustee and as Delaware trustee and the administrative trustees party thereto (incorporated by reference to Exhibit 4.9 to the Current Report of Form 8-K filed on November 29, 2005).

(a)	Form of 5.902% Fixed Rate/Floating Rate Enhanced Trust Preferred Securities (liquidation amount $1,000 per preferred security) (incorporated by reference to Exhibit 4.10 to the Current Report of Form 8-K filed on November 29, 2005).

(viii)	Registration Rights Agreement, dated November 22, 2005, between the Company, The Stanley Works Capital Trust I and Citigroup Global Markets Inc., Goldman, Sachs & Co. and UBS Securities LLC, as representatives of the initial purchasers (incorporated by reference to Exhibit 4.11 to the Current Report of Form 8-K filed on November 29, 2005).

(ix)	Rights Agreement dated as of January 19, 2006, by and between The Stanley Works and Computershare Investor Services L.L.C. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K/A filed on February 22, 2006).

(10)	(i)	Deferred Compensation Plan for Non-Employee Directors as amended December 11, 2000 (incorporated by reference to Exhibit 10(ii) to the Annual Report on Form 10-K for the year ended December 30, 2000).*

(ii)	1988 Long-Term Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(iii) to the Annual Report on Form 10-K for the year ended January 3, 1998).*

(a)	Amendment to 1988 Long-Term Stock Incentive Plan dated December 17, 2003 (incorporated by reference to Exhibit 10(ii)(a) to Annual Report on Form 10-K for the year ended January 3, 2004).*

(iii)	Deferred Compensation Plan for Participants in Stanley’s Management Incentive Plan effective January 1, 1996, as amended (incorporated by reference to Exhibit 10(iv) to Annual Report on Form 10-K for the year ended January 3, 2004).*

(iv)	Supplemental Retirement and Account Value Plan for Salaried Employees of The Stanley Works amended and restated as of June 30, 2001 (incorporated by reference to Exhibit 10(vi) to the Annual Report on Form 10-K for the year ended December 29, 2001).*

(v)	Note Purchase Agreement, dated as of June 30, 1998, between the Stanley Account Value Plan Trust, acting by and through Citibank, N.A. as trustee under the trust agreement for the Stanley Account Value Plan, for $41,050,763 aggregate principal amount of 6.07% Senior ESOP Guaranteed Notes Due December 31, 2009 (incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10-Q for the quarter ended July 4, 1998).

(vi)	New 1991 Loan Agreement, dated June 30, 1998, between The Stanley Works, as lender, and Citibank, N.A. as trustee under the trust agreement for the Stanley Account Value Plan, to refinance the 1991 Salaried Employee ESOP Loan and the 1991 Hourly ESOP Loan and their related promissory notes (incorporated by reference to Exhibit 10(ii) to the Quarterly Report on Form 10-Q for the quarter ended July 4, 1998).

(vii)	Supplemental Executive Retirement Program amended and restated and effective September 19, 2001 (incorporated by reference to Exhibit 10(ix) to the Annual Report on Form 10-K for the year ended December 29, 2001).*

(viii)(a)	The Stanley Works Non-Employee Directors’ Benefit Trust Agreement dated December 27, 1989 and amended as of January 1, 1991 by and between The Stanley Works and Fleet National Bank, as successor trustee (incorporated by reference to Exhibit (10)(xvii)(a) to the Annual Report on Form 10-K for year ended December 29, 1990).

(b)	Stanley Works Employees’ Benefit Trust Agreement dated December 27, 1989 and amended as of January 1, 1991 by and between The Stanley Works and Fleet National Bank, as successor trustee (incorporated by reference to Exhibit (10)(xvii)(b) to the Annual Report on Form 10-K for year ended December 29, 1990).

(ix)	Restated and Amended 1990 Stock Option Plan (incorporated by reference to Exhibit 10(xiii) to the Annual Report on Form 10-K for the year ended December 28, 1996).*

(a)	Amendment to 1990 Stock Option Plan dated December 17, 2003 (incorporated by reference to Exhibit 10(x)(a) to Annual Report on Form 10-K for the year ended January 3, 2004).*

(x)	Master Leasing Agreement, dated September 1, 1992 between BLC Corporation and The Stanley Works (incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10-Q for the quarter ended September 26, 1992).

(xi)	1997 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 27, 2006).*

(a)	Long-Term Incentive Award Program for the 2.5 Year Performance Period ending December 30, 2006 (incorporated by reference to Exhibit 10(xiii)(d) to the Annual Report on Form 10-K filed on March 1, 2006).*

(b)	Form of Award Agreement for the Long-Term Performance Award Program for the Period January 2, 2005 through December 29, 2007 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 25, 2005).*

(c)	Description of the Performance Criteria and Range of Certain Awards under the Long-Term Performance Award Program for the Period January 2, 2005 Through December 29, 2007 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on February 25, 2005).*

(d)	Terms and Conditions applicable to Long Term Performance Awards issued pursuant to the 1997 and the 2001 Long Term Incentive Plans.*

(e)	Form of Award Agreement for the Long-Term Incentive Award Program for the period January 1, 2006 through January 3, 2009 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on April 27, 2006).*

(f)	Description of the Performance Criteria and Range of Certain Awards under the 1997 Long-Term Incentive Award Program for the period January 1, 2006 through January 3, 2009 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on April 27, 2006).*

(g)	Restricted Stock Award Certificate for award to Thierry Paternot pursuant to the 1997 Long-term Incentive Plan.*

(h)	Form of Award Letter for Thierry Paternot for the Long-Term Performance Award Program for the Period January 1, 2006 through January 3, 2009.*

(i)	Form of Restricted Stock Unit Award Certificate for grants of restricted stock units pursuant to 1997 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 15, 2005).*

(xii)	2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 27, 2006).*

(a)	Form of Stock Option Certificate for options issued pursuant to 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(xiii)(b) to the Annual Report on Form 10-K for the year ended January 1, 2005).*

(b)	Stock Option Certificate for options granted to Thierry Paternot pursuant to the 2001 Long-term Incentive Plan.*

(xiii)	Engagement Letter, dated August 26, 1999 between The Stanley Works and Donald McIlnay (incorporated by reference to Exhibit 10(xvi) to the Annual Report on Form 10-K for the year ended December 28, 2002).*

(xiv)	Agreement, dated June 9, 1999 between The Stanley Works and James Loree (incorporated by reference to Exhibit 10(ii) to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1999).*

(xv)	Forms A and B of Change in Control Severance Agreements (incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10-Q/A for the quarter ended June 28, 2003). Each of John F. Lundgren and James M. Loree are party to Form A Change in Control Severance Agreement and each of Hurbert Davis and Donald R. McIlnay are party to Form B Change in Control Severance Agreement.*

(xvi)	Agreement dated February 3, 2004 between The Stanley Works and John F. Lundgren (incorporated by reference to Exhibit 10(xxiv) to Annual Report on Form 10-K for the year ended January 3, 2004).*

(xvii)	Change in Control Agreement dated March 1, 2004 between The Stanley Works and John F. Lundgren (incorporated by reference to Exhibit C to the Agreement attached to Form 10-K for the year ended January 3, 2004 as Exhibit 10(xxiv).*

(xviii)	The Stanley Works Restricted Stock Unit Plan for Non-Employee Directors (incorporated by reference to Exhibit 10(iii) to the Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).*

(xix)	Form of Certificate for RSUs issued pursuant to The Stanley Works Restricted Stock Unit Plan for Non-Employee Directors (incorporated by reference to Exhibit 10(xxv) to the Annual Report on Form 10-K for the year ended January 1, 2005).*

(xx)	Amended and Restated Credit Agreement, dated as of December 1, 2005, among The Stanley Works, the initial lenders named therein, Citibank, N.A., as Administrative Agent, Citigroup Global Markets Inc., as Lead Arranger and Book Runner, and Bank of America, N.A., BNP Paribas and UBS Securities LLC, as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 7, 2005).

(xxi)	Stock Purchase Agreement among The Stanley Works, Fimilac, S.A. and Fimilac Investissements, S.A. dated December 6, 2005 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on December 9, 2005).

(xxii)	Credit Agreement among The Stanley Works and the Initial Lenders named therein and Citibank, N.A. as Administrative Agent, dated as of January 8, 2007 (incorporated by reference to Exhibit 10.1 to the Current report on Form 8-K filed on January 11, 2007).

(xxiii)	The Stanley Works 2006 Management Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 27, 2006).*

(a)	First Amendment to The Stanley Works 2006 Management Incentive Plan.*

(xxiv)	Material Terms Of Awards for Fiscal 2006 pursuant to The Stanley Works 2006 Management Incentive Plan (incorporated by reference to Item 1.01 to the Current report on Form 8-K filed on April 27, 2006).*

(xxv)	Summary of Terms of Awards for Fiscal 2007 pursuant to The Stanley Works 2006 Management Incentive Plan.*

(xxvi)	Employment Agreement between Stanley Doors France SAS and Thierry Paternot dated February 15, 2006.*

(11)	Statement re computation of per share earnings (the information required to be presented in this exhibit appears in Notes A and K to the Company’s Consolidated Financial Statements set forth in this Annual Report on Form 10-K).

(12)	Statement re computation of ratio of earnings to fixed charges

(14)	Code of Ethics for CEO and Senior Financial Officers (incorporated by reference to the Company’s website, www.stanleyworks.com).

(21)	Subsidiaries of Registrant

(23)	Consent of Independent Auditors

(24)	Power of Attorney

(31)	(i)(a)	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)

(i)(b)	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)

(32)	(i)	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(ii)	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	(i)	Policy on Confidential Proxy Voting and Independent Tabulation and Inspection of Elections as adopted by The Board of Directors October 23, 1991 (incorporated by reference to Exhibit (28)(i) to the Quarterly Report on Form 10-Q for the quarter ended September 28, 1991).

*	Management contract or compensation plan or arrangement