Form 10-Q
period 2007-03-31
STANLEY WORKS
filed 2007-05-01
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

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

(860) 225-5111

(REGISTRANT’S TELEPHONE NUMBER)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days (or for such shorter period that the registrant was required to file such reports).

Yes       No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or an non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      No

83,381,344 shares of the registrant’s common stock were outstanding as of April 19, 2007

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE STANLEY WORKS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007 AND APRIL 1, 2006
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	2007	2006
NET SALES	$1,062.1	$968.7
COSTS AND EXPENSES
Cost of sales	$666.8	$636.8
Selling, general and administrative	256.6	237.8
Provision for doubtful accounts	2.4	1.0
Interest expense	21.4	16.8
Interest income	(1.2)	(1.2)
Other, net	19.9	19.3
Restructuring charges	4.0	7.3
	$969.9	$917.8
Earnings from continuing operations before income taxes	92.2	50.9
Income taxes	24.6	12.4
Net earnings from continuing operations	$67.6	$38.5
Loss from discontinued operations (including loss on disposal of $1.5 million in 2006) before income taxes	—	(1.0)
Income tax benefit on discontinued operations	—	(0.2)
Net loss from discontinued operations	$—	$(0.8)
NET EARNINGS	$67.6	$37.7
NET EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Basic:
Continuing operations	$0.82	$0.46
Discontinued operations	—	(0.01)
Total basic earnings per common share	$0.82	$0.46
Diluted:
Continuing operations	$0.80	$0.45
Discontinued operations	—	(0.01)
Total diluted earnings per common share	$0.80	$0.45
DIVIDENDS PER SHARE OF COMMON STOCK	$0.30	$0.29
Average shares outstanding (in thousands):
Basic	82,851	82,892
Diluted	84,774	84,804

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 AND DECEMBER 30, 2006
(Unaudited, Millions of Dollars)

	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$210.8	$176.6
Accounts and notes receivable	803.4	749.6
Inventories	615.7	598.9
Other current assets	83.3	85.2
Assets held for sale	28.4	28.2
Total current assets	1,741.6	1,638.5
Property, plant and equipment	1,430.0	1,429.2
Less: accumulated depreciation	861.8	869.8
	568.2	559.4
Goodwill	1,376.7	1,100.2
Trademarks	379.6	310.6
Customer relationships	386.7	163.3
Other intangible assets	45.5	47.4
Other assets	142.1	116.0
Total assets	$4,640.4	$3,935.4
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities
Short-term borrowings	$175.0	$89.7
Current maturities of long-term debt	157.1	230.3
Accounts payable	462.4	445.2
Accrued expenses	501.4	485.9
Total current liabilities	1,295.9	1,251.1
Long-term debt	1,209.2	679.2
Other liabilities	569.1	453.1
Commitments and contingencies (Note H)
Shareowners’ equity
Common stock, par value $2.50 per share	233.9	233.9
Retained earnings	1,837.0	1,883.6
Accumulated other comprehensive loss	(69.6)	(81.8)
ESOP	(99.1)	(100.9)
	1,902.2	1,934.8
Less: cost of common stock in treasury	336.0	382.8
Total shareowners’ equity	1,566.2	1,552.0
Total liabilities and shareowners’ equity	$4,640.4	$3,935.4

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007 AND APRIL 1, 2006
(Unaudited, Millions of Dollars)

	2007	2006
OPERATING ACTIVITIES
Net earnings	$67.6	$37.7
Depreciation and amortization	37.2	30.3
Restructuring charges	4.0	7.3
Changes in working capital	(18.7)	13.7
Changes in other assets and liabilities	3.7	(3.8)
Cash provided by operating activities	93.8	85.2
INVESTING ACTIVITIES
Capital and software expenditures	(26.2)	(14.5)
Proceeds from sale of business	—	0.9
Business acquisitions and asset disposals	(541.4)	(490.6)
Other investing activities	1.7	(3.9)
Cash used in investing activities	(565.9)	(508.1)
FINANCING ACTIVITIES
Payments on long-term debt	(76.0)	(0.3)
Proceeds from long-term borrowings	529.7	—
Deferred financing costs and other	(11.1)	—
Bond hedge premium	(49.3)	—
Net short-term borrowings	83.9	146.4
Cash dividends on common stock	(24.9)	(23.8)
Purchase of common stock for treasury	(6.8)	(177.1)
Proceeds from the issuance of common stock and warrants	59.5	24.1
Cash provided by (used in) financing activities	505.0	(30.7)
Effect of exchange rate changes on cash	1.3	0.7
Change in cash and cash equivalents	34.2	(452.9)
Cash and cash equivalents, beginning of period	176.6	657.8
CASH AND CASH EQUIVALENTS, END OF PERIOD	$210.8	$204.9

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
BUSINESS SEGMENT INFORMATION
THREE MONTHS ENDED MARCH 31, 2007 AND APRIL 1, 2006
(Unaudited, Millions of Dollars)

	2007	2006
NET SALES
Construction & DIY	$423.7	$410.6
Industrial	310.7	285.6
Security	327.7	272.5
Total	$1,062.1	$968.7
SEGMENT PROFIT
Construction & DIY	$62.5	$57.9
Industrial	45.5	22.6
Security	45.7	27.9
Segment Profit	153.7	108.4
Corporate Overhead	(17.4)	(15.3)
Total	$136.3	$93.1
Interest, net	20.2	15.6
Other, net	19.9	19.3
Restructuring charges	4.0	7.3
Earnings from continuing operations before income taxes	$92.2	$50.9

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

A.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereafter referred to as ‘‘generally accepted accounting principles’’) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. Certain prior year amounts have been reclassified to conform to the current year’s presentation. For further information, refer to the consolidated financial statements and footnotes included in The Stanley Works and Subsidiaries’ (collectively, the ‘‘Company’’) Form 10-K for the year ended December 30, 2006.

B.    New Accounting Standards

The Company adopted Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109’’, (‘‘FIN 48’’), as of the beginning of its 2007 fiscal year. This Interpretation clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. Under FIN 48, the Company first assesses whether it is more likely than not that an individual tax position will be sustained upon examination based on its technical merits. If the tax position is more likely than not to be sustained, under the presumption the taxing authority has all relevant information, it is recognized. The recognized tax position is measured as the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Previously recognized tax positions that no longer meet the more likely than not recognition threshold are derecognized in the period in which that threshold is no longer met. Accordingly the unit of account under this standard is the individual tax position and not a higher level such as the aggregate of the various positions that are encompassed by the total tax return filing. As a result of the implementation of FIN 48, the Company recognized a $13.5 million increase in its tax liabilities, and a corresponding reduction to the 2007 beginning balance of retained earnings.

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

In March 2006, the FASB issued SFAS No. 156, ‘‘Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140’’, (‘‘SFAS 156’’). The provisions of SFAS 156 are effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The adoption of SFAS 156 does not have an impact on the Company’s results of operations and financial position.

In February 2006, the FASB issued SFAS No. 155 ‘‘Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140’’, (‘‘SFAS 155’’). SFAS 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS 155 are effective for all financial instruments acquired or issued for fiscal years beginning after September 15, 2006. The adoption of SFAS 155 does not have an impact on the Company’s results of operations and financial position.

C.    Earnings Per Share

The following table reconciles the weighted average shares outstanding used to calculate basic and diluted earnings per share for the three months ended March 31, 2007 and April 1, 2006:

	2007	2006
Numerator (in millions):
Net earnings – basic and diluted	$67.6	$37.7
Denominator (in thousands):
Basic earnings per share – weighted average shares	82,851	82,892
Dilutive effect of stock options and awards	1,923	1,912
Diluted earnings per share – weighted average shares	84,774	84,804
Earnings per share of common stock:
Basic	$0.82	$0.46
Diluted	$0.80	$0.45

The following weighted-average stock options and warrants to purchase the Company’s common stock were outstanding during the three months ended March 31, 2007 and April 1, 2006, but were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive. As further detailed in Note M, Debt, Financial Instruments and Related Equity Issuances, in March 2007, the Company issued warrants to purchase up to 5.1 million shares of its common stock with a strike price of $87.12 which are anti-dilutive since the strike price of the warrants is greater than the market price of the Company’s common stock. The stock options are anti-dilutive primarily because remaining unrecognized compensation expense exceeds the amount by which the market price for the Company’s common stock exceeds the exercise price of the options that have not vested.

	2007	2006
Number of stock options (in thousands)	856	655
Number of stock warrants (in thousands)	1,275	—

D.    Comprehensive Income

Comprehensive income for the three months ended March 31, 2007 and April 1, 2006 is as follows (in millions):

	2007	2006
Net earnings	$67.6	$37.7
Other comprehensive gain, net of tax	12.2	9.7
Comprehensive income	$79.8	$47.4

Other comprehensive gain is primarily the impact of foreign currency translation.

E.    Inventories

The components of inventories at March 31, 2007 and December 30, 2006 are as follows (in millions):

	2007	2006
Finished products	$430.5	$456.5
Work in process	68.3	51.0
Raw materials	116.9	91.4
Total inventories	$615.7	$598.9

F.    Acquisitions, Goodwill and Other Intangible Assets

2007 Acquisitions

The Company completed the acquisition of HSM Electronic Protection Services, Inc. (‘‘HSM’’) on January 16, 2007 for approximately $543.5 million which was financed with debt and equity units as more fully described in Note M. Debt, Financial Instruments and Related Equity Issuances. HSM is a market leader in the security monitoring industry, with annual revenues of approximately $200 million. HSM has a stable customer base, an extensive North American field network and the second largest market share in the U.S. commercial monitoring market. The acquisition will serve as a growth platform in the monitoring sector of the security industry. The Company also made a small bolt-on acquisition for $4.2 million which was immediately integrated into the Company’s Canadian security integration business.

The acquisitions were accounted for as purchases in accordance with SFAS 141, ‘‘Business Combinations’’ and their results are included in the Company’s consolidated operating results from the respective acquisition dates. The total purchase price of $547.7 million for the 2007 acquisitions reflects transaction costs and is net of cash acquired. Amounts allocated to the assets acquired and liabilities assumed are based upon estimates of fair value.

The purchase price allocation for the 2007 acquisitions are preliminary with respect to finalization of intangible asset and fixed asset valuations, integration accruals, employee benefit valuations and other minor items. As of March 31, 2007, the preliminary allocation of the purchase price for the 2007 acquisitions was to the following major opening balance sheet categories (in millions):

(In Millions)	3/31/2007
Current assets (primarily accounts receivable and inventories)	$35.1
Property, plant and equipment	9.8
Goodwill	276.7
Trade names	73.0
Customer relationships	228.5
Other long-term assets	0.2
Total assets	$623.3
Current liabilities	$56.5
Deferred tax liabilities	19.1
Total liabilities	$75.6

The weighted average useful lives assigned to the amortizable assets identified above is 15 years. The $73 million allocated to the trade name associated with the HSM acquisition has been determined to have an indefinite life.

In connection with its acquisition of HSM, the Company has initially recorded $0.3 million relating to severance costs for approximately 40 employees. As of March 31, 2007, $0.2 million has been utilized, with $0.1 million accrual remaining. Further acquisition date identified integration plans will be recorded during the second quarter of 2007 based upon notification and planned exit of leased facilities.

2006 Acquisitions

As described in further detail in Note F Acquisitions of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006, the Company completed 8 acquisitions during 2006 for an aggregate purchase price of $550.5 million (inclusive of $2.4 million of hold back note payables). The acquisitions were made pursuant to the Company’s profitable growth strategy which includes expanding the security and branded tools/hardware growth platforms.

On January 1, 2006, the Company completed the acquisition of Facom S.A. (‘‘Facom’’) for $477.6 million which was financed with a combination of cash on hand and debt issuance. Facom, based in France, is a leading European manufacturer of hand and mechanics tools. Facom designs, manufactures and markets the majority of its tool product range to professional automotive and industrial end users with its well-known industrial tool brands: Facom®, Virax® and USAG®. As of July 31, 2006, the Company completed a tender offer to acquire approximately 67% of the outstanding shares of Besco Pneumatic Corporation (‘‘Besco’’), a leading manufacturer of pneumatic tools for $37.9 million in cash. During the first quarter 2007, the Company exercised an option to increase its ownership in a Besco subsidiary by acquiring a 20% third party interest for $1.0 million. Besco, which is headquartered in Taiwan and also has operations in China, possesses state-of-the-art research and development capabilities and efficient production facilities. The Company also made five bolt-on acquisitions and increased its investment in a previously consolidated joint venture during 2006 for a combined purchase price of $34.0 million.

The acquisitions were accounted for as purchases in accordance with SFAS 141, ‘‘Business Combinations’’ and their results are included in the Company’s consolidated operating results from the respective acquisition dates. The total purchase price for the acquisitions noted above (inclusive of the $2.4 million hold back note payables) reflects transaction costs and is net of cash acquired, and was allocated to the assets acquired and liabilities assumed based on their estimated fair values. As of March 31, 2007, the allocation of the purchase price for the 2006 acquisitions was to the following major opening balance sheet categories (in millions):

	12/30/2006	Adjustments	3/31/2007
Current assets (primarily accounts receivable and inventories)	$267.8	$(0.5)	$267.3
Property, plant and equipment	104.6	—	104.6
Goodwill	292.6	(5.6)	287.0
Trade names	175.4	—	175.4
Customer relationships	21.5	—	21.5
Patents and technology	17.0	—	17.0
Other intangible assets	1.8	—	1.8
Other assets	8.3	—	8.3
Total assets	$889.0	$(6.1)	$882.9
Current liabilities	$213.5	$—	$213.5
Deferred tax liabilities	27.9	1.9	29.8
Other liabilities	98.4	(6.9)	91.5
Total liabilities	$339.8	$(5.0)	$334.8

Adjustments to reflect the fair value of the assets acquired and liabilities assumed are complete for the Facom, Automatic Doors, Automatic Entrances and Allan Brothers acquisitions. However, the purchase price allocations for the Besco and GDX Technologies are preliminary, mainly with respect to finalization of intangible asset valuations, execution of acquisition date integration plans and other minor items.

The weighted average useful lives assigned to the amortizable assets identified above are trade names – 7 years; customer relationships – 13 years; patents and technology – 15 years; and other intangible assets – 9 years. The amount allocated to the trade names includes $171.6 million associated with the Facom acquisition (Facom®, Virax®, and USAG®) which have been determined to have indefinite lives.

Pre-Acquisition Pro Forma Earnings

Net sales, net earnings and diluted earnings per share would have been the pro forma amounts below if the 2007 and 2006 acquired companies had been included in the Consolidated Statements of Operations for the entire first quarters of 2007 and 2006. Non-recurring expenses of the acquired companies, primarily relating to interest expense, income tax and historical intangible asset amortization have been eliminated, while the effects of the Company’s effective tax rate, inventory step-up amortization, increased intangible asset amortization expense and expenses associated with the HSM acquisition financing have been included in the results below (in millions, except per share amounts):

	Q1 2007	Q1 2006
Net sales	$1,067.8	$1,034.1
Net earnings	$65.5	$36.7
Diluted earnings per share	$0.77	$0.43

Operating results for the acquisitions during pre-acquisition periods are not necessarily indicative of future operating results.

Goodwill

Changes in the carrying amount of goodwill by segment are as follows (in millions):

	Construction & DIY	Industrial	Security	Total
Balance as of December 30, 2006	$208.1	$346.7	$545.4	$1,100.2
Goodwill acquired during the year	—	—	276.7	276.7
Purchase accounting adjustments	—	(6.0)	0.4	(5.6)
Foreign currency translation / other	0.3	4.6	0.5	5.4
Balance as of March 31, 2007	$208.4	$345.3	$823.0	$1,376.7

G.    Restructuring and Asset Impairments

At March 31, 2007, the restructuring and asset impairment reserve balance was $52.5 million, which will likely expend completely by the end of 2007. A summary of the Company’s restructuring reserve activity from December 30, 2006 to March 31, 2007 is as follows (in millions):

	12/30/06	Acquisition Impact	Net Additions	Usage	Currency	3/31/07
Acquisitions
Severance	$54.7	$0.3	$0.2	$(11.9)	$0.8	$44.1
Facility Closure	2.4	—	—	—	0.1	2.5
Other	1.5	—	0.1	(0.2)	—	1.4
2007 Actions	—	—	3.1	(2.3)	—	0.8
Pre-2007 Actions	4.5	—	0.6	(1.4)	—	3.7
	$63.1	$0.3	$4.0	$(15.8)	$0.9	$52.5

2007 Actions:    During the first quarter of 2007, the Company initiated cost reduction initiatives in order to maintain its cost competitiveness and vitality. Severance charges of $3.0 million were recorded during the quarter relating to the reduction of 161 employees. Approximately $1.9 of this charge pertained to the Construction and DIY segment; $0.3 million to the Industrial segment; $0.6 million to the Security segment; and $0.2 million to corporate overhead. In addition to severance,

$0.1 million was recorded for the closure of a merged office facility. Of these amounts, $2.3 million has been utilized to date, with $0.8 million of reserves remaining as of March 31, 2007.

Pre-2007 Actions:    During 2006 and 2005, the Company initiated $18.2 million of cost reduction actions in various businesses, of which $0.6 million was recorded in the first quarter of 2007; $13.0 million was recorded in 2006 and $4.6 million was recorded in 2005. These actions were comprised of the severance of 932 employees and the exit of a leased facility. Of this amount, $15.7 million has been utilized to date with $2.5 million of accrual remaining as of March 31, 2007. In addition, $1.2 million of reserves remain relating to pre-2005 actions.

Acquisition Related:    In connection with its acquisition of HSM, the Company has initially recorded $0.3 million relating to severance costs for approximately 40 employees. As of March 31, 2007, $0.2 million has been utilized, with $0.1 million accrual remaining. Further acquisition date identified integration plans will be recorded during the second quarter of 2007 based upon notification and planned exit of leased facilities.

During 2006, the Company completed a consultation process with the European Works Council regarding the reorganization of its Facom and Stanley hand tools activities in Europe (these ‘‘Initiatives’’). The Initiatives propose to, among other things, implement growth strategies and reduce costs by rationalizing manufacturing, logistics, sales and support organizations and will result in the severance of approximately 580 employees, the closure of two legacy Facom factories in France, as well as four legacy Facom distribution centers located in the United Kingdom, Belgium, Germany and Switzerland. The facility rationalization, which commenced during 2006, has resulted in the severance of approximately 450 employees, closure of the two French factories and exit from the United Kingdom distribution center. The Company expects to complete these Initiatives during 2007. Cash expenditures to be incurred for these Initiatives are estimated at approximately $75 million, of which, $59.4 million has been recorded to the Facom purchase price allocation and $1.0 million was recorded as restructuring charges. As of March 31, 2007, $16.2 million has been utilized to date, with $44.2 million accrual remaining.

In connection with its acquisition of National, the Company recorded $8.0 million relating to severance costs for approximately 250 employees and $0.3 million facility closure costs to the purchase price allocation. In addition, $0.1 million of severance costs and $0.2 million of facility closure costs were recorded as a restructuring charges. As of March 31, 2007, $6.5 million has been utilized, with $2.1 million accrual remaining.

Additionally, the Company utilized $0.7 million of restructuring reserves during the first quarter of 2007 related to other acquisition related actions. As of March 31, 2007, $1.6 million in accruals related to these actions is remaining.

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

The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of March 31, 2007 and December 30, 2006, the Company had reserves of $29.8 million and $30.5 million, respectively, primarily for remediation activities associated with company-owned properties as well as for Superfund sites. The range of environmental remediation costs that is reasonably possible is $24.6 million to $61.2 million which is subject to change in the near term.

I.    Guarantees

The Company’s financial guarantees at March 31, 2007 are as follows (in millions):

	Term	Maximum Potential Payment	Liability Carrying Amount
Guarantees on the residual values of leased properties	Up to 6 years	$73.2	$—
Standby letters of credit	Generally 1 year	31.6	—
Guarantee on the external Employee Stock Ownership Plan (‘‘ESOP’’) borrowings	Through 2009	4.6	4.6
Commercial customer financing arrangements	Up to 5 years	18.2	16.6
Government guarantees on employees	Up to 3 years from date of hire	0.1	—
		$127.7	$21.2

The Company has guaranteed a portion of the residual value arising from its synthetic lease and U.S. master personal property lease programs. The lease guarantees aggregate $73.2 million while the fair value of the underlying assets is estimated at $104.9 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these lease guarantees. The Company has issued $31.6 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs.

The Company provides product and service warranties which vary across its businesses. The types of warranties offered generally range from one year to limited lifetime, while certain products carry no warranty. Further, the Company at times incurs discretionary costs to service its products in connection with product performance issues. Historical warranty and service claim experience forms the basis for warranty obligations recognized. Adjustments are recorded to the warranty liability as new information becomes available. The changes in the carrying amount of product and service warranties for the three months ended March 31, 2007 are as follows (in millions):

Balance December 30, 2006	$56.8
Warranties and guarantees issued	5.9
Warranty payments	(5.7)
Acquisitions and other	(6.5)
Balance March 31, 2007	$50.5

J.    Net Periodic Benefit Cost – Defined Benefit Plans

Following are the components of net periodic benefit cost for the three months ended March 31, 2007 and April 1, 2006 (in millions):

	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2007	2006	2007	2006	2007	2006
Service cost	$0.7	$1.1	$1.2	$1.9	$0.3	$0.2
Interest cost	2.3	2.1	3.7	3.1	0.4	0.4
Expected return on plan assets	(2.4)	(2.0)	(4.4)	(3.9)	—	—
Amortization of prior service cost	0.3	0.3	—	0.1	—	—
Amortization of net loss	0.2	0.3	1.7	1.4	—	—
Settlement / curtailment loss	—	—	—	4.1	—	—
Net periodic benefit cost	$1.1	$1.8	$2.2	$6.7	$0.7	$0.6

K.    Income Taxes

As discussed in Note B. New Accounting Standards, the Company adopted FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109’’, as of the beginning of its 2007 fiscal year. As a result of the implementation of Interpretation 48, the Company recognized a $13.5 million increase in its tax liabilities, and a corresponding reduction to the 2007 beginning balance of retained earnings.

The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to state or foreign income tax examinations by tax authorities for years ending before 2001. The Company is no longer subject to U.S. federal tax examination by the Internal Revenue Service (‘‘IRS’’) for years before 2005. The IRS plans to commence an examination of the Company’s U.S. income tax returns for 2005 and 2006 during the second quarter of 2007. The Company is also under examination for the income tax filings in various state and foreign jurisdictions.

The total liability for unrecognized tax benefits for permanent and temporary book/tax differences, exclusive of interest and penalties, at the beginning of fiscal 2007 was $54.0 million. At the beginning of fiscal 2007, the unrecognized tax benefits for permanent differences that, if recognized, would impact the effective tax rate amounted to $42.9 million. The Company does not anticipate any changes to its total unrecognized tax benefits within the next 12 months which are material to the financial statements. There have been no significant changes to these amounts during the three months ended March 31, 2007.

The Company classifies all interest and penalties as income tax expense. As of the beginning of fiscal 2007, the liability for tax-related interest and penalties amounted to $5.3 million.

L.    Business Segments and Geographic Areas

In prior periods, the Company reported results in three segments: Consumer Products, Industrial Tools and Security Solutions. Due primarily to the January 16, 2007 acquisition of HSM Electronic Protection, Inc. (‘‘HSM’’), the Company realigned to report three new segments effective with first quarter 2007 reporting: Construction and DIY (‘‘CDIY’’), Industrial and Security. These new segments more clearly convey the Company’s growth strategies and reflect management’s view of the Company’s businesses with the inclusion of HSM. Prior period segment information has been restated for comparability.

The new CDIY segment includes hand tools, storage, fastening systems, and laser leveling & measuring tools, as these products are principally utilized in construction and ‘‘Do-It-Yourself’’ projects. The new Industrial segment includes industrial and automotive repair tools (Facom, Mac, Proto and Supply & Service) and engineered solutions (Vidmar storage, hydraulics and assembly). The new Security segment includes mechanical access solutions (Best mechanical, automatic doors and hardware) and convergent security solutions (North America and U.K. systems integration and HSM monitoring). The close marketing relationship with locking mechanisms and door closers is such that all door-related products including hardware are now included within the Security segment.

The Company utilizes segment profit, which is defined as net sales minus cost of sales and SG&A (aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, interest income, interest expense, other-net (inclusive of intangible asset amortization expense), restructuring, and income tax expense. Corporate overhead is comprised of world headquarters facility expense, costs for the executive management team and for certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions.

Total assets by segment as of March 31, 2007 and December 30, 2006 are as follows (in millions):

	2007	2006
Construction & DIY	$1,174.2	$1,146.4
Industrial	1,227.7	1,213.8
Security	1,969.1	1,361.4
	$4,371.0	$3,721.6
Corporate assets	269.4	213.8
Consolidated	$4,640.4	$3,935.4

The geographic location of the Company’s long-lived assets at March 31, 2007 and December 30, 2006 is as follows (in millions):

	2007	2006
United States	$1,543.9	$969.2
Other Americas	166.9	164.3
United Kingdom	203.2	204.9
France	481.7	478.5
Other Europe	225.9	226.4
Asia	240.8	240.4
Consolidated	$2,862.4	$2,283.7

M.    Debt, Financial Instruments and Related Equity Issuances

During the first quarter of 2007, the Company repaid $75.5 million of debt which matured on February 7, 2007.

Financing of the January 2007 HSM Acquisition

The Company initially funded the $545 million HSM acquisition with a combination of short-term borrowings and cash. A $500 million 364-day revolving credit bridge facility was entered into on January 8, 2007, of which $130.0 million was utilized to acquire HSM; the remainder of the HSM purchase price was funded through commercial paper borrowings and cash.

On March 20, 2007, the Company completed two security offerings, which consisted of $330 million of convertible debt and $330 million of forward stock purchase contracts (together representing ‘‘the Equity Units’’), and $200 million of unsecured notes (‘‘the Term Notes’’). These offerings utilized $860 million of the $900 million available under the Company’s 2003 Shelf Registration. With respect to the $860 million in offerings, the Company will not receive the $330 million cash pertaining to the forward stock purchase contracts until May, 2010. The $488.1 million net cash proceeds of these offerings and the related financial instruments described below were used to pay down the short-term bridge facility and commercial paper borrowings.

The Term Notes:    On March 20, 2007, the Company issued $200.0 million of unsecured Term Notes maturing March 15, 2010 with fixed interest payable semi-annually, in arrears at a rate of 5.0% per annum. The Term Notes rank equally with other unsecured and unsubordinated debt of the Company. The $199.7 million of debt recorded reflects a $0.3 million discount to achieve a flat 5.0% fixed interest rate. The Company received proceeds from the Term Notes of $198.9 million net of this discount and underwriters fees; this $1.1 million in discount and fees will be amortized to interest expense over the three year term.

The Term Notes include a change in control provision (‘‘Change in Control Provision’’) that would apply in the event there is a Change in Control (as defined in the Indenture governing the Term Notes) and the Term Notes are rated below investment grade. The Change in Control Provision provides investors with the right to require the Company to repurchase all or any part of their Term Notes in cash at a price equal to 100% of the principal amount plus accrued and unpaid interest.

In February 2007, the Company entered into an interest rate swap prior to the issuance of its Term Notes with an aggregate notional value of $200 million. This swap was used to mitigate interest rate volatility relative to the three year Treasury rate by effectively fixing the interest rate for the Term Notes. The interest rate swap had an original maturity of March 19, 2010, which matched the end of the fixed rate Term Notes term. As planned the swap was terminated at the time of the Term Notes issuance, resulting in a cash loss of $0.4 million (pre-tax), as reflected in Accumulated Other Comprehensive Loss in the Condensed Consolidated Balance Sheet; this loss will be amortized to interest expense over a period of three years.

Equity Units:    On March 20, 2007, the Company issued 330,000 Equity Units, each with a stated value of $1,000. The Equity Units are comprised of a senior convertible note (‘‘a Convertible Note’’) and a forward common stock purchase contract (‘‘an Equity Purchase Contract’’). The Company received $320.1 million in cash proceeds from the Equity Units offering, net of underwriting fees, and recorded $330.0 million in long-term debt for the Convertible Notes. These proceeds were used to repay short-term borrowings and, along with $18.8 million in proceeds from the sale of stock warrants, to fund the $49.3 million cost of the convertible notes hedge as more fully described below.

Equity Purchase Contracts:

The Equity Purchase Contracts obligate the holders to purchase on May 17, 2010, newly issued shares of the Company’s common stock for $330.0 million in cash. A maximum of 6.1 million shares of common stock may be issued on the May 17, 2010 settlement date, subject to adjustment for standard anti-dilution provisions. Equity Purchase Contract holders may elect to settle their obligation early, in cash. The Convertible Notes, described further below, are pledged as collateral to guarantee the holders’ obligations to purchase common stock under the terms of the Equity Purchase Contracts. The agreed upon number of shares that each Equity Purchase Contract holder must purchase is called the ‘‘settlement amount’’. The settlement amount is equal to the sum of the daily settlement amounts determined over a 20 consecutive trading day period (the ‘‘observation period’’) ending on and including the third trading day prior to the purchase contract settlement date. The settlement amount may be affected by standard anti-dilution protection provisions in the Equity Purchase Contracts or a cash merger. In effect, the Company will receive a minimum purchase price from investors of approximately $54.45 per share. The daily settlement amount for each trading day during the observation period is calculated as follows:

•	if the applicable market value of the Company’s common stock on that trading day is less than or equal to $54.45 (the ‘‘reference price’’), the daily settlement amount for that trading day will be 0.9183 shares of the Company’s common stock; and

•	if the applicable market value of the Company’s common stock on that trading day is greater than the reference price, the daily settlement amount for that trading day will be a number of shares of the Company’s common stock equal to $50 divided by the applicable market value, rounded to the nearest ten thousandth share.

Holders of the Equity Purchase Contract are paid a quarterly contract adjustment payment (‘‘Contract Adjustment Payment’’) of 5.125% per annum, and the first payment thereof will be made August 17, 2007. The $49.6 million present value of the Contract Adjustment Payments reduced Shareowners’ Equity at inception. As each quarterly Contract Adjustment Payment is made, the related liability will be relieved with the difference between the cash payment and the present value of the Contract Adjustment Payment recorded as interest expense; accordingly, earnings will be affected over the total three year term by approximately $3.9 million for this accretion.

Convertible Notes:

The $330.0 million Convertible Notes have a five-year maturity and are due May 17, 2012. At maturity the Company is obligated to repay the principal in cash, and may elect to settle the conversion option value, if any, as detailed further below, in either cash or shares of the Company’s common stock. The Convertible Notes bear interest at an annual rate of 3-month LIBOR minus 3.5%, reset quarterly (but never less than zero), and initially set at 1.85%. Interest is payable quarterly commencing August 17, 2007. The Convertible Notes are unsecured general obligations and rank equally with all of the Company’s other unsecured and unsubordinated debt. The Convertible Notes are pledged as collateral to guarantee the holders’ obligations to purchase common stock under the terms of the Equity Purchase Contract described above.

In March 2007, concurrent with the issuance of the Equity Units, the Company executed interest rate swaps to convert the floating rate coupon on the Convertible Notes (LIBOR less 350 basis points) to a fixed rate coupon (1.43%). At March 31, 2007, the aggregate fair value of the outstanding interest rate swaps is a net loss of $0.2 million as reflected in Other Liabilities in the Condensed Consolidated Balance Sheet.

The Company is obligated to remarket the Convertible Notes commencing on May 10, 2010 to the extent that holders of the Convertible Note element of an Equity Unit or holders of separate Convertible Notes elect to participate in the remarketing. Holders of Equity Units who elect to have the Convertible Note element of these units not participate in the remarketing must create a Treasury Unit (replace the Convertible Notes with a zero-coupon U.S. Treasury security as substitute collateral to guarantee their performance under the Equity Purchase Contract), settle the Equity Purchase Contract early or settle it in cash prior to May 17, 2010. Upon a successful remarketing, the proceeds will be utilized to satisfy in full the Equity Unit holders’ obligations to purchase the Company’s common stock under the Equity Purchase Contract. In the event the remarketing of the Convertible Notes is not successful, the holders may elect to pay cash or to deliver the Convertible Notes to the Company as consideration to satisfy their obligation to purchase common shares under the Equity Purchase Contract.

The conversion premium for the Convertible Notes is 19.0%, equivalent to the initial conversion price of $64.80 based on the $54.45 value of the Company’s common stock at the date of issuance. Upon conversion on May 17, 2012 (or a cash merger event), the Company will deliver to each holder of the Convertible Notes $1,000 cash for the principal amount of the note. Additionally at conversion, to the extent, if any, that the conversion option is ‘‘in the money’’ the Company will deliver, at its election, either cash or shares of the Company’s common stock based on an initial conversion rate of 15.4332 shares (equivalent to the initial conversion price set at $64.80) and the applicable market value of the Company’s common stock. The ultimate conversion rate may be increased above 15.4332 shares in accordance with standard anti-dilution provisions applicable to the Convertible Notes or in the event of a cash merger. An increase in the ultimate conversion rate will apply if the Company increases the per share common stock dividend rate during the five year term of the Convertible Notes; accordingly such changes to the conversion rate are within the Company’s control under its discretion regarding dividends it may declare. Also the holders may elect to accelerate conversion, and ‘‘make whole’’ adjustments to the conversion rate may apply, in the event of a cash merger or ‘‘fundamental change’’. Subject to the foregoing, if the market value of the Company’s common shares is below the conversion price at conversion, (initially set at a rate equating to $64.80 per share), the conversion option would be ‘‘out of the money’’ and the Company would have no obligation to deliver any consideration beyond the $1,000 principal payment required under each of the Convertible Notes. To the extent, if any, that the conversion option of the Convertible Notes becomes ‘‘in the money’’ in any interim period prior to conversion, there will be a related increase in diluted shares outstanding utilized in the determination of the Company’s diluted earnings per share in accordance with the treasury stock method prescribed by SFAS 128, Earnings Per Share.

Convertible Notes Hedge:    In order to offset the common shares that may be deliverable pertaining to the previously discussed conversion option feature of the Convertible Notes, the Company entered into convertible note hedges (‘‘the Bond Hedge’’) with certain major financial institutions. The Company paid the financial institutions a premium of $49.3 million for the Bond Hedge which was recorded, net of $10.4 million of anticipated tax benefits, as a reduction of Shareowners’ Equity. The terms of the Bond Hedge mirror those of the conversion option feature of the Convertible Notes such that the financial institutions may be required to deliver shares of the Company’s common stock to the Company upon conversion at its exercise in May, 2012. To the extent, if any, that the conversion option feature becomes in the money during the five year term of the Convertible Notes, diluted shares outstanding will increase accordingly. Because the Bond Hedge is anti-dilutive it will not be included in any diluted shares outstanding computation prior to its maturity. However at maturity of the Convertible Notes and the Bond Hedge in 2012, the aggregate effect of these instruments is that there will be no net increase in the Company’s common shares.

Stock Warrants:    Simultaneously, the Company issued 5,092,956 of unregistered common stock warrants (‘‘Stock Warrants’’) to financial institutions for $18.8 million. The cash proceeds received were recorded as an increase to Shareowners’ Equity. The Stock Warrants are exercisable during the period August 17, 2012 through September 28, 2012, and have a strike price of $87.12 established at 160% of the market value of $54.45 on the issuance date. The Stock Warrants will be net share settled and are deemed to automatically be exercised at their expiration date if they are ‘‘in the money’’ and were not previously exercised. The strike price for the Stock Warrants may be adjusted for increases to the Company’s dividend rate per share, or special dividends, if any, that occur during their five year term (consistent with the standard anti-dilution provisions discussed earlier with respect to the conversion spread on the Convertible Notes). In the event the Stock Warrants become ‘‘in the money’’ during their 5 year term due to the market value of the Company’s common stock exceeding the $87.12 strike price, there will be a related increase in diluted shares outstanding utilized in the determination of the Company’s diluted earnings per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a diversified worldwide supplier of tools and engineered solutions for professional, industrial, construction and do-it-yourself use and security solutions for commercial applications. Its operations are classified into three business segments: Construction & DIY (‘‘CDIY’’), Industrial and Security. The CDIY segment manufactures and markets hand tools, storage systems, fastening systems, and laser leveling & measuring tools, as these products are principally utilized in construction and do-it-yourself projects. These products are sold primarily to professional end users and distributed through retailers (including home centers, mass merchants, hardware stores, and retail lumber yards). The Industrial segment manufactures and markets professional mechanics and hand tools, storage systems, assembly tools and systems, and hydraulic tools. These products are sold to customers and distributed primarily through third party distributors as well as through direct sales forces. The Security segment is a provider of access and security solutions primarily for retailers, educational, financial and healthcare institutions, as well as commercial, governmental, and industrial customers. The Company provides an extensive suite of mechanical and convergent security products and systems, and a variety of security services including commercial security monitoring services, electronic integration systems, software, related installation and maintenance services, automatic doors, door closers, exit devices, hardware and locking mechanisms.

For several years, the Company has been executing on a profitable growth strategy which has included a systematic evaluation and alteration of its business portfolio including over $2 billion of acquisitions, divestitures and the reduction of risk associated with certain large retail customer concentrations. Additionally, the strategy reflects management’s vision to build a growth platform in security while expanding the valuable branded tools platform. Execution of this strategy has improved the Company’s long-term vitality and engendered transformation from a mature 160 year old ‘‘American tool company’’, to an innovative, multi-national, diversified, industrial growth business. Refer to the ‘‘Business Overview’’ section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 for additional strategic discussion. Events associated with execution of the profitable growth strategy, and other items impacting the Company’s financial performance in the first quarter of 2007 follow:

•	The Company completed the acquisition of HSM Electronic Protection Services, Inc. (‘‘HSM’’) on January 16, 2007 for approximately $545 million in cash. HSM is a market leader in the security monitoring industry, with annual revenues of approximately $200 million. HSM has a stable customer base, an extensive North American field network and the second largest market share in the U.S. commercial monitoring market. The acquisition will serve as a growth platform in the monitoring sector of the security industry. Management anticipates HSM will be neutral to 2007 earnings, increasing to 20 to 25 cents per diluted share earnings in 2009.

•	In prior periods, the Company reported results in three segments: Consumer Products, Industrial Tools and Security Solutions. Due primarily to the January 16, 2007 acquisition of HSM, the Company has realigned to report three new segments effective with first quarter 2007 reporting: CDIY, Industrial and Security. These new segments more clearly convey the Company’s growth strategies and reflect management’s view of the Company’s businesses with the inclusion of HSM. Also, the Company is now presenting segment results before corporate overhead expenses, which are not allocated to the segments.

RESULTS OF OPERATIONS

The Company has provided a summary of its consolidated operating results below, followed by an overview of its business segment performance.

Net Sales:    Net sales from continuing operations were $1.062 billion in the first quarter of 2007 as compared to $969 million in the first quarter of 2006, representing an increase of $93 million or 10%.

Acquisitions contributed $57 million or 6% of the increase in net sales, while organic sales increased 4% driven by a favorable pricing impact of 2% and a 2% favorable currency impact (primarily European), with volume remaining flat. The consumer tools and storage and Facom businesses achieved price and volume gains based on the continued ability to offer innovative products that provide high value propositions to their respective customers. Such gains were partially offset by sales volume declines experienced by the fastening systems and security integration businesses.

Gross Profit:    Gross profit from continuing operations was $395 million, or 37.2% of net sales, in the first quarter of 2007, compared to $332 million, or 34.3% of net sales, in the prior year. Acquisitions, primarily HSM, contributed $28 million and 70 basis points to the gross profit rate improvement. The first quarter of 2006 reflects $19 million of non-cash expense, or 190 basis points, arising from the purchase accounting adjustment of acquired inventory to fair market value (‘‘inventory step-up amortization’’). Freight and commodity cost inflation was $19 million for the first quarter of 2007, of which approximately 75% was recovered through pricing actions and the remainder by various Stanley Fulfillment System (‘‘SFS’’) productivity initiatives. The Company anticipates the full year 2007 commodity and freight cost inflation impact will be approximately $60 – $65 million, which management plans to mitigate through various customer pricing actions and continued cost reduction and productivity initiatives.

SG&A expenses:    Selling, general and administrative expenses (‘‘SG&A’’) from continuing operations were $259 million, or 24.4% of net sales, in the first quarter of 2007, compared to $239 million, or 24.7% of net sales, in the prior year. Acquisitions contributed $14 million of incremental SG&A, while the 30 basis point decrease in SG&A as a percentage of sales was driven by savings achieved as a result of prior year restructuring actions.

Interest and Other-net:    Net interest expense from continuing operations in the first three months of 2007 was $20 million compared to $16 million in the first quarter of 2006. The increase was due to borrowings necessary to fund the $545 million HSM acquisition as more fully described in the Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other-net expenses from continuing operations amounted to $20 million in the first quarter of 2007, slightly above $19 million incurred in the first quarter of 2006 primarily due to $6 million of increased intangible asset amortization expense associated with recent acquisitions partially offset by a $4 million U.K. pension plan curtailment charge in the first quarter of 2006 which did not re-occur.

Income Taxes:    The Company’s effective income tax rate from continuing operations was 26.7% in the first quarter this year compared to 24.4% in the prior year’s quarter. The higher effective tax rate in the current quarter is primarily driven by an increase in pre-tax earnings in higher taxed jurisdictions compared to the prior year’s quarter. Also contributing to the current quarter’s higher effective tax rate is an increase in the accrual for tax contingencies associated with the 2007 adoption of the FIN 48 accounting standard.

Discontinued Operations:    Net loss from discontinued operations in the first three months of 2006 amounted to $1 million pertaining to the loss from the sale of the U.K. decorator tools business in March 2006.

Business Segment Results

The Company’s reportable segments are an aggregation of businesses that have similar products and services, among other factors. The Company utilizes segment profit, which is defined as net sales minus cost of sales and SG&A (aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, interest income, interest expense, other-net (inclusive of intangible asset amortization expense), restructuring, and income tax expense. Corporate overhead is comprised of world headquarters facility expense, costs for the executive management team and for certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. The Company’s operations are classified into three business segments: Construction & DIY, Industrial, and Security.

Construction & DIY (‘‘CDIY’’):    CDIY sales of $424 million during the first three months of 2007 represented a 3% increase from $411 million in the first quarter of 2006 driven by favorable pricing of 1%; acquisition impact of 1%; favorable foreign currency impact of 2%; offset by a core sales volume decline of 1%. The continued success of new product lines was more than offset by volume declines experienced in the fastening systems businesses due to continued market weakness in the U.S. The American hand tools business was flat but enjoyed robust gains in Europe and Asia.

Segment profit was $63 million, or 14.8% of net sales, for the first quarter of 2007, compared to $58 million, or 14.1% of net sales in 2006 primarily driven by favorable product mix related to higher margin new hand tool product lines and volume expansion in Europe.

Industrial:    Industrial sales of $311 million in the first quarter of 2007 increased 9% from $286 million during the first quarter of 2006. Core sales volume and pricing contributed a combined 5% sales increase and foreign currency increased sales by 4% driven by strong volume and price gains achieved by the Facom, hydraulic tools and industrial mechanics tools businesses. Facom benefited from market share gains and improved European economic conditions. Sustained strong demand in the scrap markets as well as the continued success of new shear technology drove the increase in sales at the hydraulic tools business where backlog remains strong. The industrial mechanics tools business was able to capitalize on strong market conditions as well as improve upon prior year supply chain inefficiencies and execute on pre-existing backlog.

The segment profit for the Industrial segment was $46 million, or 14.6% of net sales, for the first quarter of 2007, compared to $23 million, or 7.9% of net sales, in 2006. The 670 basis point improvement in segment profit was driven by leverage from higher sales volume, and realization of Facom / Stanley Europe synergies and cost reduction actions; additionally the prior year segment profit rate was unfavorably impacted by 340 basis points, or $10 million, of one time non-cash inventory step-up amortization from the initial sale of Facom acquired inventory.

Security:    Security sales increased 20% to $328 million during the first three months of 2007 from $273 million in the corresponding 2006 period. Acquisitions, primarily HSM, contributed 19% of the sales increase. Core sales reflect over 2% pricing gains offset by volume declines and a 1% favorable foreign currency impact. Strength in the mechanical access solutions businesses was offset by declines in the system integration business. Mechanical access solutions generated volume gains based on its evolving ability to cross sell stand alone products from the former acquired business as its national sales footprint continues to be integrated, and also executed favorable pricing actions to partially mitigate continued commodity cost inflation. The system integration business is in the process of completing a business model change of shifting away from low profitability installation revenue to higher margin, recurring service revenue.

Security’s segment profit amounted to $46 million, or 13.9% of net sales, for the first quarter of 2007 as compared with $28 million, or 10.2% of net sales, in the prior year. Of the total 370 basis point segment profit improvement, 320 basis points pertain to $9 million of 2006 inventory step-up amortization associated with the National hardware acquisition in 2006 which did not re-occur in 2007. The reminder of the improvement was driven by the inclusion of HSM in 2007, the favorable impact of a mix shift toward the higher profit mechanical access business, the benefit of cost reduction programs implemented in 2006 mitigating the adverse impact of commodity cost inflation (net of pricing), partially offset by the previously discussed decline in the systems integration business. HSM had an impressive first quarter as part of the Company’s portfolio, as revenues were strong and the acquisition integration progressed well driving realization of synergies.

Restructuring

2007 Actions:    During the first quarter of 2007, the Company initiated cost reduction initiatives in order to maintain its cost competitiveness and vitality. Severance charges of $3.0 million were recorded during the quarter relating to the reduction of 161 employees. Approximately $1.9 of this charge pertained to the Construction and DIY segment; $0.3 million to the Industrial segment; $0.6 million to the Security segment; and $0.2 million to corporate overhead. In addition to severance, $0.1 million was recorded for the closure of a merged office facility. Of these amounts, $2.3 million has been utilized to date, with $0.8 million of reserves remaining as of March 31, 2007.

Pre-2007 Actions:    During 2006 and 2005, the Company initiated $18.2 million of cost reduction actions in various businesses, of which $0.6 million was recorded in the first quarter of 2007; $13.0 million was recorded in 2006 and $4.6 million was recorded in 2005. These actions were comprised of the severance of 932 employees and the exit of a leased facility. Of this amount, $15.7 million has been utilized to date with $2.5 million of accrual remaining as of March 31, 2007. In addition, $1.2 million of reserves remain relating to pre-2005 actions.

Acquisition Related:    In connection with its acquisition of HSM, the Company has initially recorded $0.3 million relating to severance costs for approximately 40 employees. As of March 31, 2007, $0.2 million has been utilized, with $0.1 million accrual remaining. Further acquisition date identified integration plans will be recorded during the second quarter of 2007 based upon notification and planned exit of leased facilities.

During 2006, the Company completed a consultation process with the European Works Council regarding the reorganization of its Facom and Stanley hand tools activities in Europe (these ‘‘Initiatives’’). The Initiatives propose to, among other things, implement growth strategies and reduce costs by rationalizing manufacturing, logistics, sales and support organizations and will result in the severance of approximately 580 employees, the closure of two legacy Facom factories in France, as well as four legacy Facom distribution centers located in the United Kingdom, Belgium, Germany and Switzerland. The facility rationalization, which commenced during 2006, has resulted in the severance of approximately 450 employees, closure of the two French factories and exit from the United Kingdom distribution center. The Company expects to complete these Initiatives during 2007. Cash expenditures to be incurred for these Initiatives are estimated at approximately $75 million, of which, $59.4 million has been recorded to the Facom purchase price allocation and $1.0 million was recorded as restructuring charges. As of March 31, 2007, $16.2 million has been utilized to date, with $44.2 million accrual remaining.

In connection with its acquisition of National, the Company recorded $8.0 million relating to severance costs for approximately 250 employees and $0.3 million facility closure costs to the purchase price allocation. In addition, $0.1 million of severance costs and $0.2 million of facility closure costs were recorded as restructuring charges. As of March 31, 2007, $6.5 million has been utilized, with $2.1 million accrual remaining.

Additionally, the Company utilized $0.7 million of restructuring reserves during the first quarter of 2007 related to other acquisition related actions. As of March 31, 2007, $1.6 million in accruals related to these actions is remaining.

FINANCIAL CONDITION

Liquidity, Sources and Uses of Capital:

Operating and Investing Activities:    Cash flow from operations was $94 million in the first quarter of 2007 compared to $85 million in 2006. The increase is primarily due to higher net earnings and lower income tax payments in the current year, partially offset by an unfavorable accounts receivable impact associated with strong sales in the month of March 2007.

Capital and software expenditures were $26 million in the first quarter of 2006 compared to $14 million in 2005. The increase was due to equipment purchases related to new product introductions and information system upgrades. The Company expects future capital expenditures to increase approximately in proportion to its sales growth.

Free cash flow, as defined in the following table, was $68 million in the first quarter of 2007 compared to $71 million in the corresponding 2006 period, equaling net earnings from continuing operations. The Company believes free cash flow is an important measure of its liquidity, as well as its ability to fund future growth and provide a dividend to shareowners. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions.

(Millions of Dollars)	2007	2006
Net cash provided by operating activities	$94	$85
Less: capital expenditures	(20)	(10)
Less: capitalized software	(6)	(4)
Free cash flow	$68	$71

For the first three months of 2007, acquisition spending totaled $546 million primarily for HSM and a small Security bolt-on acquisition, compared to 2006 acquisition spending of $492 million for the Facom, Automatic Entrances, and Allan Brothers businesses. The Company likely will complete additional 2007 acquisitions requiring funding of approximately $50 – $75 million.

Financing Activities:

The Company initially funded the $545 million HSM acquisition with a combination of short-term borrowings and cash. On March 20, 2007, the Company completed two security offerings, which consisted of $330 million of five-year convertible notes and $330 million of three-year forward stock purchase contracts (together representing ‘‘the Equity Units’’), and $200 million of unsecured three-year fixed-rate term notes. These offerings utilized $860 million of the $900 million available under the Company’s 2003 Shelf Registration. With respect to the $860 million in offerings, the Company will not receive the $330 million cash pertaining to the forward stock purchase contracts until May, 2010. The $488 million net cash proceeds of these offerings and the related equity instruments described below were used to pay down short-term borrowings.

The convertible notes are pledged and held as collateral to guarantee the Equity Unit investors’ obligation to purchase shares in May, 2010 under the stock purchase contract. The convertible notes reflect a conversion price of approximately $64.80, or a 19% premium as of the date of issuance. At maturity, the Company must repay the convertible note principal in cash; additionally, to the extent that the conversion option is ‘‘in the money’’ the Company, at its election, will deliver either cash or shares of common stock based on a conversion rate and the applicable market value of the Company’s common stock at that time. A maximum of approximately 6.1 million shares may be issued in May, 2010 under the stock purchase contracts, essentially at the higher of approximately $54.45 or market value at that time.

The Company simultaneously entered into related convertible note hedge and stock warrant transactions with financial institutions. Share dilution pertaining to the conversion option of the convertible notes will occur in interim periods if the share price exceeds approximately $64.80. At maturity in 2012, the convertible note hedge will offset the potentially dilutive impact of the conversion option aspect of the convertible notes. Because the convertible note hedge is anti-dilutive, it will not be included in any diluted shares outstanding computation prior to its maturity. However at maturity, the aggregate effect of the convertible notes and the convertible note hedge is that there will be no net increase in the Company’s common shares. The Company also issued 5.1 million of unregistered stock warrants that are exercisable during the period August 17, 2012 through September 28, 2012, with a strike price of $87.12 (subject to standard anti-dilution protection for increases in the dividend rate, stock splits etc.). In the event the stock warrants become ‘‘in the money’’ during their 5 year term, due to the market value of the Company’s common stock exceeding the strike price, there will be a related increase in diluted shares outstanding utilized in the determination of the Company’s diluted earnings per share.

The combined terms of the convertible note hedge, stock warrants, and convertible notes in substance re-establish the conversion option aspect of the convertible notes at 60% above the market value of the Company’s common stock at inception, such that in effect the Company will retain the benefits of share price appreciation, if any, up to a market value equal to the stock warrant strike price. Additionally the Company will retain benefits of share price appreciation through the maturity of the stock purchase contract element of the Equity Unit that will entail issuance of $330 million of common shares at the higher of approximately $54.45 or market price in May, 2010. Refer to Note M, Debt, Financial Instruments and Related Equity Issuances for further detail.

Repurchases of common stock during the first quarter of 2007 amounted to $7 million related to routine employee performance share plan vesting, while the Company expended $176 million in the prior year’s quarter as part of a stock repurchase program which was completed during 2006. The Company will continue to assess the possibility of repurchasing more of its outstanding common stock, based on a number of factors including the level of acquisition activity, the market price of the Company’s common stock and the current financial condition of the Company.

Proceeds from the issuance of common stock and warrants during the first quarter of 2007 amounted to $60 million of which $19 million pertained to the previously discussed stock warrants issued in March 2007 associated with the HSM acquisition-related financing. The remaining $41 million of issuances in 2007 arose from routine employee stock option exercises, representing an increase of $17 million of such activity over the prior year.

Net proceeds from short term borrowings amounted to cash inflows of $84 million in 2007 compared to $146 million in 2006. The proceeds received in 2007 were used to partially fund the $545 million HSM acquisition as the instruments issued, as previously detailed, provided total cash inflow of $488 million. The 2006 proceeds were used mainly to fund the prior year share repurchase program. During the first quarter of 2007, the Company repaid $75.5 million of debt which matured on February 7, 2007.

Debt to Capital Ratio

The Company’s debt to capital ratio was 50% as of March 31, 2007. Reflecting the credit protection measures that are incorporated into the terms of the 2005 issued $450 million Enhanced Trust Preferred Securities (‘‘ETPS’’) and the equity characteristics of the March 20, 2007 issuance of $330 million in Equity Units, the debt to capital ratio of the Company is more fairly represented by apportioning 50% of the ETPS issuance and 75% of the Equity Unit issuance to equity when making the ratio calculation. The resulting debt to capital ratio from these apportionments is 34% as of March 31, 2007. The equity content adjustments to reported debt are consistent with the treatment accorded these securities by the nationally recognized statistical ratings organizations that rate the Company’s debt securities, and accordingly the equity-content-adjusted debt to capital ratio is considered a relevant measure of its financial condition.

The following table reconciles the debt to capital ratio computed with reported debt and equity to the same measure after the equity content adjustments attributed to the ETPS and Equity Unit securities:

$ in millions	Reported on Balance Sheet (GAAP)	ETPS 50% equity content adjustment	Equity Units 75% equity content adjustment	As Adjusted for Equity Content (non-GAAP)
Debt	$1,541.3	($225.0)	($248.0)	$1,068.3
Equity	$1,566.2	$225.0	$248.0	$2,039.2
Capital (debt + equity)	$3,107.5	—	—	$3,107.5
Debt to capital ratio	50%	—	—	34%

Contractual Obligations:    The following summarizes the Company’s significant contractual obligations and commitments that impact its liquidity:

Payments Due by Period

(Millions of Dollars)	Total	2007	2008 - 2009	2010 - 2011	Thereafter
Long-term debt	$1,366	$156	$16	$212	$982
Interest payments on long-term debt(a)	383	52	104	92	135
Operating leases*	111	29	38	21	23
Derivatives(b)	63	1	38	22	2
Deferred compensation*	40	5	10	12	13
Equity Purchase Contract Fees	54	12	34	8	—
Material purchase commitments*	36	9	18	9	—
Income tax contingency payments(c)	51	—	—	—	51
Outsourcing and other obligations*	32	19	13	—	—
Pension funding obligations(d)*	17	17	—	—	—
Total contractual cash obligations	$2,153	$300	$271	$376	$1,206

(a)	Future interest payments on long-term debt reflect the applicable fixed interest rate or the variable interest rate in effect at March 31, 2007 for floating rate debt.
(b)	Future cash flows on derivative financial instruments reflect the fair value as of March 31, 2007. The ultimate cash flows on these instruments will differ, perhaps significantly, based on applicable market interest and foreign currency rates at their maturity.
(c)	Future cash flows for tax contingencies reflect the recorded liability in accordance with FIN 48 as of March 31, 2007 which is reflected after 2011 in the table above, as the Company can not reasonably estimate the years in which these liabilities may be cash settled.
(d)	The Company anticipates that funding of its pension and postretirement benefit plans in 2007 will approximate $17 million. That amount principally represents contributions either required by regulations or laws or, with respect to unfunded plans, necessary to fund current benefits. The Company has not presented estimated pension and postretirement funding in the table above beyond 2007 as funding can vary significantly from year to year based upon changes in the fair value of the plan assets, actuarial assumptions, or curtailment/settlement actions.
*	Amounts reported are as of December 30, 2006. No significant changes occurred during the first three months of 2007.

OTHER MATTERS

Critical Accounting Estimates:    As discussed in Note B. New Accounting Standards and Note K. Income Taxes to the Condensed Consolidated Financial Statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109’’ at the beginning of its 2007 fiscal year.

The estimation process utilized in quantifying income tax positions includes inherent uncertainty. At each reporting date, the Company has a process to assess its income tax positions based on the evaluation of specific facts and circumstances which exist at the reporting date and records tax benefits for years subject to examination. For tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has considered all relevant information. For income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest and penalties have been recognized.

There have been no other significant changes in the Company’s critical accounting estimates during the first quarter of 2007. Refer to the ‘‘Other Matters’’ section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 for a discussion of the Company’s other critical accounting estimates.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the Company’s exposure to market risk during the first quarter of 2007. For discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s Form 10-K for the year ended December 30, 2006.

ITEM 4.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e)), as of March 31, 2007, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer have concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic Securities and Exchange Commission filings. There has been no change in the Company’s internal controls that occurred during the first quarter of 2007 that have materially affected or are reasonably likely to materially affect the registrant’s internal control over financial reporting. During the first three months of 2007, the Company invested approximately $550 million in the acquisition of businesses. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of these recently acquired businesses. As part of its ongoing integration activities, the Company is continuing to incorporate its controls and procedures into these recently acquired businesses.

CAUTIONARY STATEMENT
Under the Private Securities Litigation Reform Act of 1995

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical, including, but not limited to, the statements regarding the Company’s ability to: (i) complete reorganize its Facom and Stanley hand tool activities in Europe in 2007 with associated cash expenditures of approximately $75 million; (ii) dispose of various legal proceedings without material adverse effect on operations or financial condition of the Company; (iii) execute its strategy to build a growth platform in security while expanding the valuable branded tools platforms; (iv) achieve neutral 2007 earnings for the HSM acquisition, increasing to 20 to 25 cents per diluted share earnings in 2009; (v) mitigate commodity and freight cost inflation of approximately $60 – $65 million for full year 2007 through pricing actions, cost reduction efforts and productivity initiatives; (vi) complete additional acquisitions in 2007 of approximately $50 – $75 million; (vii)expect future capital expenditures to increase approximately in proportion to the Company’s sales growth; and (xiii) possibly repurchase more of its outstanding common stock, are forward looking statements and are based on current expectations.

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

The Company’s ability to achieve the results described above is dependent on: (i) the successful implementations of the Company’s growth strategy and cost reductions; (ii) successful integration of, and realization of synergies from, Facom and the Company’s pre-existing European business; (iii) the Company’s ability to significantly reform Facom’s cost structure; (iv) the success of the Company’s pricing actions, productivity improvements and other cost reduction efforts to offset or mitigate the impact of freight and commodity cost inflation; (v) the impact of reduced and seasonal construction activity business; (vi) the success of the Company’s efforts to efficiently and promptly integrate its recently announced (as well as future) acquisitions; (vii) the level of acquisition activity, the market price of the Company’s common stock and the current financial condition of the Company; (viii) the Company’s success at new product development and identifying new markets; (ix) the Company’s ability to generate free cash flow and maintain a strong debt to capital ratio; (x) continued improvements in productivity and cost reductions; (xi) the identification of overhead cost reduction opportunities including strategic dispositions and effective execution of the same; (xii) the Company’s successful settlement of routine tax audits and other legal proceedings; (xiii) the ability of the Company to generate earnings sufficient to realize future income tax benefits during periods when temporary differences become deductible; (xiv) the continued ability of the Company to access credit markets under satisfactory terms including maintaining its credit rating; (xv) satisfactory payment terms under which the Company buys and sells goods, materials and products; (xvi) the ability of the Company to fulfill increasing demand for its products; (xvii) changes in trade, monetary, tax and fiscal policies and laws; (xviii) the strength of the U.S. economy; and (xix) the impact of events that cause or may cause disruption in the Company’s distribution and sales networks such as war, terrorist activities, political unrest and recessionary or expansive trends in the economies of the countries in which the Company operates.

Unless required by applicable securities laws, the Company undertakes no obligation to publicly update or revise any forward looking statements to reflect events or circumstances that may arise after the date hereof. Readers are advised, however, to consult any further disclosures made on related subjects in the Company’s reports filed with the Securities and Exchange Commission.

PART II – OTHER INFORMATION

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors as disclosed in the Company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2007.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended March 31, 2007:

2007	(a) Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Program	Maximum Number of Share That May Yet Be Purchased Under The Program
December 31 – February 3	2,404	$51.95	—	—
February 4 – March 3	15,544	$55.24	—	—
March 4 – March 31	109,724	$53.98	—	—
	127,672	$54.09	—

(a)	The shares of common stock in this column were deemed surrendered to the Company by participants in various of the Company’s benefit plans to satisfy the taxes related to the vesting or delivery of a combination of restricted share units and long-term incentive shares under those plans.

Sales of Unregistered Securities

On March 14, 2007, in privately negotiated transactions and pursuant to an exemption form registration under Section 4(2) of the Securities Act of 1922, the Company issued warrants to purchase 5,092,956 shares of the Company’s common stock (‘‘Stock Warrants’’) to certain major financial institutions. The Company received cash proceeds from the Stock Warrant issuance of $18.8 million. The cash proceeds received were primarily utilized to offset the cost of certain hedging transactions entered into in connection with our Equity Unit and Note offerings more fully described in Note M. Debt, Financial Instruments and Related Equity Issuances contained in this Quarterly Report. The Stock Warrants are exercisable during the period August 17, 2012 through September 28, 2012 and have a strike price of $87.12 established at 160% of the market value ($54.45) of the Company’s common stock under the terms indicated. The Stock Warrants will be net share settled and are deemed to be automatically exercised at their expiration date if the then current market value of the Company’s common stock exceeds the strike price and they were not previously exercised. The strike price of the Stock Warrants may be reduced for increases to the Company’s dividend rate per share, special dividends, or merger events, if any, and other customary anti-dilution provisions, that occur during their five year term.

ITEM 6.    EXHIBITS

4 (i)	Purchase Contract and Pledge Agreement, dated as of March 20, 2007, between The Stanley Works, The Bank of New York Trust Company, N.A., as Purchase Contract Agent, and HSBC Bank USA, National Association, as Collateral Agent, Custodial Agent and Securities Intermediary (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 23, 2007).

(ii)	Supplemental Indenture No. 1, dated as of March 20, 2007, between The Stanley Works and The Bank of New York Trust Company, as Trustee (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on March 23, 2007).

(iii)	Form of Corporate Units Certificate (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on March 23, 2007).

(iv)	Form of Treasury Units Certificate (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed on March 23, 2007).

(v)	Form of Unpledged Convertible Note (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed on March 23, 2007).

(vi)	Form of Pledged Convertible Note (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K filed on March 23, 2007).

(vii)	Form of Officer’s Certificate, dated March 20, 2006, relating to the 5.00% Notes due 2010 (incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K filed on March 23, 2007).

(viii)	Form of 5.00% Notes due 2010 (incorporated by reference to Exhibit 4.9 to the Current Report on Form 8-K filed on March 23, 2007).

10 (i)	Credit Agreement among The Stanley Works and the Initial Lenders named therein and Citibank, N.A. as Administrative Agent, dated as of January 8, 2007( incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 11, 2007).

(ii)	Underwriting Agreement dated as of March 14, 2007 among the Company and Citigroup Global Markets Inc., Morgan Stanley & Co. Incorporated and Banc of America Securities LLC, as representatives of the underwriters named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 20, 2007).

(iii)	Underwriting Agreement dated as of March 15, 2007 among the Company and Goldman, Sachs & Co. and UBS Securities LLC, as representatives of the underwriters named therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 20, 2007).

(iv)	Summary of Terms of Awards for Fiscal 2007 pursuant to The Stanley Works 2006 Management Incentive Plan (incorporated by reference to Exhibit 10(xxv) to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006 filed on March 27, 2007).

(v)	First Amendment to The Stanley Works 2006 Management Incentive Plan (incorporated by reference to Exhibit 10 (xxiii)(a) to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006 filed on March 27, 2007).

(vi)	Terms and Conditions applicable to Long Term Performance Awards issued pursuant to the 1997 and the 2001 Long Term Incentive Plans(incorporated by reference to Exhibit 10 (xi)(d) to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006 filed on March 27, 2007).

11	Statement re Computation of Per Share Earnings (the information required to be presented in this exhibit appears in Note C to the Company’s Condensed Consolidated Financial Statements set forth in this Quarterly Report on Form 10-Q)

31 (i)	(a) Certification by Chairman and Chief Executive Officer pursuant to Rule 13a-14(a)

(b) Certification by Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a)

32 (i)	Certification by Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(ii)	Certification by Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE STANLEY WORKS
Date: April 30, 2007	By:	/s/ James M. Loree
James M. Loree Executive Vice President and Chief Financial Officer (Principal Financial Officer)