Form 10-Q
period 2007-06-30
STANLEY WORKS
filed 2007-07-30
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

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

Yes      No

82,089,287 shares of the registrant’s common stock were outstanding as of July 20, 2007

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE STANLEY WORKS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND JULY 1, 2006
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	SECOND QUARTER		YEAR TO DATE
	2007	2006	2007	2006
NET SALES	$1,123.0	$1,017.9	$2,185.1	$1,986.6
COSTS AND EXPENSES
Cost of sales	$690.9	$641.2	$1,357.7	$1,278.0
Selling, general and administrative	264.2	243.5	520.8	481.3
Provision for doubtful accounts	4.0	1.1	6.4	2.1
Interest expense	21.1	18.4	42.5	35.2
Interest income	(0.9)	(1.0)	(2.1)	(2.2)
Other, net	24.1	10.9	44.0	30.2
Restructuring charges	3.6	1.8	7.6	9.1
	$1,007.0	$915.9	$1,976.9	$1,833.7
Earnings from continuing operations before income taxes	116.0	102.0	208.2	152.9
Income taxes	30.7	27.0	55.3	39.4
Net earnings from continuing operations	$85.3	$75.0	$152.9	$113.5
Loss from discontinued operations (including loss on disposal of $1.5 million in 2006) before income taxes	—	(0.5)	—	(1.5)
Income tax benefits on discontinued operations	—	(0.2)	—	(0.4)
Net loss from discontinued operations	—	$(0.3)	—	$(1.1)
NET EARNINGS	$85.3	$74.7	$152.9	$112.4
NET EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Basic:
Continuing operations	$1.03	$0.92	$1.85	$1.38
Discontinued operations	—	—	—	(0.01)
Total basic earnings per common share	$1.03	$0.92	$1.85	$1.37
Diluted:
Continuing operations	$1.01	$0.90	$1.81	$1.35
Discontinued operations	—	—	—	(0.01)
Total diluted earnings per common share	$1.01	$0.90	$1.81	$1.34
DIVIDENDS PER SHARE OF COMMON STOCK	$0.30	$0.29	$0.60	$0.58
Average shares outstanding (in thousands):
Basic	82,810	81,132	82,752	82,114
Diluted	84,542	82,978	84,605	83,991

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2007 AND DECEMBER 30, 2006
(Millions of Dollars)

	(Unaudited) 2007	2006
ASSETS
Current assets
Cash and cash equivalents	$225.7	$176.6
Accounts and notes receivable	854.4	749.6
Inventories	604.4	598.9
Other current assets	76.6	85.2
Assets held for sale	16.5	28.2
Total current assets	1,777.6	1,638.5
Property, plant and equipment	1,427.6	1,429.2
Less: accumulated depreciation	865.0	869.8
	562.6	559.4
Goodwill	1,465.0	1,100.2
Customer relationships	357.3	163.3
Trademarks	319.9	310.6
Other intangible assets	43.6	47.4
Other assets	131.0	116.0
Total assets	$4,657.0	$3,935.4
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities
Short-term borrowings	$221.0	$89.7
Current maturities of long-term debt	161.1	230.3
Accounts payable	471.2	445.2
Accrued expenses	476.1	485.9
Total current liabilities	1,329.4	1,251.1
Long-term debt	1,211.1	679.2
Other liabilities	535.6	453.1
Commitments and contingencies (Note H)
Shareowners’ equity
Common stock, par value $2.50 per share	233.9	233.9
Retained earnings	1,905.1	1,883.6
Accumulated other comprehensive loss	(44.9)	(81.8)
ESOP	(97.4)	(100.9)
	1,996.7	1,934.8
Less: cost of common stock in treasury	415.8	382.8
Total shareowners’ equity	1,580.9	1,552.0
Total liabilities and shareowners’ equity	$4,657.0	$3,935.4

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND JULY 1, 2006
(Unaudited, Millions of Dollars)

	SECOND QUARTER		YEAR TO DATE
	2007	2006	2007	2006
OPERATING ACTIVITIES
Net earnings	$85.3	$74.7	$152.9	$112.4
Depreciation and amortization	40.7	31.0	77.9	61.3
Restructuring charges	3.6	1.8	7.6	9.1
Changes in working capital	(13.4)	(2.0)	(32.1)	11.7
Changes in other assets and liabilities	(14.1)	11.8	(10.4)	8.0
Cash provided by operating activities	102.1	117.3	195.9	202.5
INVESTING ACTIVITIES
Capital expenditures	(17.3)	(24.1)	(43.5)	(38.6)
Proceeds from sale of business	—	—	—	0.9
Business acquisitions and asset disposals	(21.8)	(25.2)	(563.2)	(515.8)
Other investing activities	(4.3)	7.5	(2.6)	3.6
Cash used in investing activities	(43.4)	(41.8)	(609.3)	(549.9)
FINANCING ACTIVITIES
Payments on long-term debt	(0.4)	(0.6)	(76.4)	(0.9)
Proceeds from long-term borrowings	0.1	—	529.8	—
Deferred financing costs and other	(1.0)	—	(12.1)	—
Bond hedge premium	—	—	(49.3)	—
Net short-term borrowings	48.4	(36.5)	132.3	109.9
Cash dividends on common stock	(24.6)	(23.5)	(49.5)	(47.3)
Proceeds from issuance of common stock and warrants	26.3	10.0	85.8	34.1
Purchase of common stock for treasury	(100.1)	(24.0)	(106.9)	(201.1)
Cash (used in) provided by financing activities	(51.3)	(74.6)	453.7	(105.3)
Effect of exchange rate changes on cash	7.5	1.3	8.8	2.0
Change in cash and cash equivalents	14.9	2.2	49.1	(450.7)
Cash and cash equivalents, beginning of period	210.8	204.9	176.6	657.8
CASH AND CASH EQUIVALENTS, END OF PERIOD	$225.7	$207.1	$225.7	$207.1

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
BUSINESS SEGMENT INFORMATION
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND JULY 1, 2006
(Unaudited, Millions of Dollars)

	SECOND QUARTER		YEAR TO DATE
	2007	2006	2007	2006
NET SALES
Construction & DIY	$455.1	$430.4	$878.8	$841.0
Industrial	304.5	289.7	615.2	575.3
Security	363.4	297.8	691.1	570.3
Total	$1,123.0	$1,017.9	$2,185.1	$1,986.6
SEGMENT PROFIT
Construction & DIY	$67.7	$64.6	$130.2	$122.5
Industrial	46.2	34.2	91.7	56.8
Security	67.6	50.4	113.3	78.3
Segment Profit	181.5	149.2	335.2	257.6
Corporate Overhead	(17.6)	(17.1)	(35.0)	(32.4)
Total	$163.9	$132.1	$300.2	$225.2
Interest expense	21.1	18.4	42.5	35.2
Interest income	(0.9)	(1.0)	(2.1)	(2.2)
Other, net	24.1	10.9	44.0	30.2
Restructuring charges	3.6	1.8	7.6	9.1
Earnings from continuing operations before income taxes	$116.0	$102.0	$208.2	$152.9

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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

In March 2006, the FASB issued SFAS No. 156, ‘‘Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140’’, (‘‘SFAS 156’’). The provisions of SFAS 156 are effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The adoption of SFAS 156 did not impact the Company’s results of operations and financial position.

In February 2006, the FASB issued SFAS No. 155 ‘‘Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140’’, (‘‘SFAS 155’’). SFAS 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS 155 are effective for all financial instruments acquired or issued for fiscal years beginning after September 15, 2006. The adoption of SFAS 155 did not impact the Company’s results of operations and financial position.

C.    Earnings Per Share

The following table reconciles the weighted-average shares outstanding used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2007 and July 1, 2006:

	Second Quarter		Year to Date
	2007	2006	2007	2006
Numerator (in millions):
Net earnings – basic and diluted	$85.3	$74.7	$152.9	$112.4
Denominator (in thousands):
Basic earnings per share – weighted average shares	82,810	81,132	82,752	82,114
Dilutive effect of stock options and awards	1,732	1,846	1,853	1,877
Diluted earnings per share – weighted average shares	84,542	82,978	84,605	83,991
Earnings per share of common stock:
Basic	$1.03	$0.92	$1.85	$1.37
Diluted	$1.01	$0.90	$1.81	$1.34

The following weighted-average stock options and warrants to purchase the Company’s common stock were outstanding during the three and six months ended June 30, 2007 and July 1, 2006, but were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive. As further detailed in Note M, Debt, Financial Instruments and Related Equity Issuances, in March 2007, the Company issued warrants to purchase up to 5.1 million shares of its common stock with a strike price of $87.12 which are anti-dilutive since the strike price of the warrants is greater than the market price of the Company’s common stock. The stock options are anti-dilutive primarily because remaining unrecognized compensation expense exceeds the amount by which the market price for the Company’s common stock exceeds the exercise price of the options that have not vested.

	Second Quarter		Year To Date
	2007	2006	2007	2006
Number of stock options (in thousands)	711	807	771	727
Number of stock warrants (in thousands)	5,093	—	2,910	—

The Company repurchased 1.8 million shares of its common stock for $106.9 million during the first half of 2007.

D.    Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2007 and July 1, 2006 is as follows (in millions):

	Second Quarter		Year to Date
	2007	2006	2007	2006
Net earnings	$85.3	$74.7	$152.9	$112.4
Other comprehensive gain, net of tax	24.7	26.8	36.9	36.5
Comprehensive income	$110.0	$101.5	$189.8	$148.9

Other comprehensive gain is primarily the impact of foreign currency translation.

E.    Inventories

The components of inventories at June 30, 2007 and December 30, 2006 are as follows (in millions):

	2007	2006
Finished products	$421.3	$427.4
Work in process	67.7	59.5
Raw materials	115.4	112.0
Total inventories	$604.4	$598.9

F.    Acquisitions, Goodwill and Other Intangible Assets

Acquisitions were accounted for as purchases in accordance with SFAS 141, ‘‘Business Combinations’’ and their results are included in the Company’s consolidated operating results from the respective acquisition dates.

2007 Acquisitions

The Company completed the acquisition of HSM Electronic Protection Services, Inc. (‘‘HSM’’) on January 16, 2007 for $543.5 million which was financed with debt and equity units as more fully described in Note M, Debt, Financial Instruments and Related Equity Issuances. HSM is a market leader in the North American commercial security monitoring industry, with annual revenues of approximately $200 million. HSM has a stable customer base, an extensive North American field network and the second largest market share in the U.S. commercial monitoring market. The acquisition will serve as a growth platform in the monitoring sector of the security industry.

The Company also made four small acquisitions relating to its hydraulic, access technologies and security integration businesses for a combined purchase price of $27.4 million.

The total purchase price of $570.9 million (inclusive of $0.4 million of hold-back notes payable) for the 2007 acquisitions reflects transaction costs and is net of cash acquired. Amounts allocated to the assets acquired and liabilities assumed are based upon estimates of fair value.

The purchase price allocations for the 2007 acquisitions are preliminary with respect to finalization of intangible asset and fixed asset valuations, integration accruals, employee benefit valuations, acquisition date identified integration plans and other minor items.

As of June 30, 2007, the preliminary allocation of the purchase price for the 2007 acquisitions was to the following major opening balance sheet categories (in millions):

	First Quarter 2007 Acquisitions	Adjustments During Second Quarter	As Adjusted First Quarter 2007 Acquisitions	Second Quarter Acquisitions	Total Acquisitions 6/30/2007
Current assets (primarily accounts receivable and inventories)	$35.1	$—	$35.1	$2.4	$37.5
Property, plant and equipment	9.8	(3.2)	6.6	0.5	7.1
Goodwill	276.7	55.6	332.3	15.1	347.4
Trade names	73.0	(67.4)	5.6	—	5.6
Customer relationships	228.5	(16.0)	212.5	10.5	223.0
Other intangible assets	—	—	—	0.1	0.1
Deferred tax assets and other	0.2	12.5	12.7	—	12.7
Total assets	$623.3	$(18.5)	$604.8	$28.6	$633.4
Current liabilities	$56.5	$0.3	$56.8	$1.4	$58.2
Deferred tax liabilities	19.1	(18.8)	0.3	4.4	4.7
Total liabilities	$75.6	$(18.5)	$57.1	$5.8	$62.9

The primary adjustment made to the purchase price allocations during the second quarter of 2007 related to the revision of the HSM trade name from an indefinite life to a definite life currently estimated between 5 and 7 years.

The weighted average useful lives assigned to the amortizable assets identified above are: trade names – 7 years; customer relationships – 15 years; and other intangible assets – 2 years.

2006 Acquisitions

As described in further detail in Note F, Acquisitions, of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006, the Company completed 8 acquisitions during 2006 for an aggregate purchase price of $549.6 million (inclusive of $2.4 million of hold-back note payables).

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

As of July 31, 2006, the Company completed a tender offer to acquire approximately 67% of the outstanding shares of Besco Pneumatic Corporation (‘‘Besco’’), a leading manufacturer of pneumatic tools for $37.0 million in cash. During the first quarter 2007, the Company exercised an option to increase its ownership in a Besco subsidiary by acquiring a 20% third party interest for $1.0 million. Besco, which is headquartered in Taiwan and also has operations in China, possesses state-of-the-art research and development capabilities and efficient production facilities. The Company also made five bolt-on acquisitions and increased its investment in a previously consolidated joint venture during 2006 for a combined purchase price of $34.0 million.

The total purchase price for the acquisitions noted above (inclusive of the $2.4 million hold-back note payables) reflects transaction costs and is net of cash acquired, and was allocated to the assets acquired and liabilities assumed based on their estimated fair values. As of June 30, 2007, the allocation of the purchase price for the 2006 acquisitions was to the following major opening balance sheet categories (in millions):

	12/30/2006	Adjustments	3/31/2007	Adjustments	6/30/2007
Current assets (primarily accounts receivable and inventories)	$267.8	$(0.5)	$267.3	$(0.1)	$267.2
Property, plant and equipment	104.6	—	104.6	(0.6)	104.0
Goodwill	292.6	(5.6)	287.0	1.7	288.7
Trade names	175.4	—	175.4	—	175.4
Customer relationships	21.5	—	21.5	(2.8)	18.7
Patents and technology	17.0	—	17.0	—	17.0
Other intangible assets	1.8	—	1.8	—	1.8
Other assets	8.3	—	8.3	—	8.3
Total assets	$889.0	$(6.1)	$882.9	$(1.8)	$881.1
Current liabilities	$213.5	$—	$213.5	$(0.3)	$213.2
Deferred tax liabilities	27.9	1.9	29.8	(0.6)	29.2
Other liabilities	98.4	(6.9)	91.5	—	91.5
Total liabilities	$339.8	$(5.0)	$334.8	$(0.9)	$333.9

Adjustments to reflect the fair value of the assets acquired and liabilities assumed are complete for the Facom, Automatic Doors, Automatic Entrances, Allan Brothers, and GDX Technologies acquisitions. The purchase price allocation for Besco is substantially complete, with minor adjustments for income taxes and other items to be finalized.

The weighted-average useful lives assigned to the amortizable assets identified above are: trade names – 7 years; customer relationships – 14 years; patents and technology – 15 years; and other intangible assets – 9 years. The amount allocated to the trade names includes $171.6 million associated with the Facom acquisition (Facom®, Virax®, and USAG®) which have been determined to have indefinite lives.

Pre-Acquisition Pro Forma Earnings

Net sales, net earnings and diluted earnings per share would have been the pro forma amounts below if the 2007 and 2006 acquired companies had been included in the Consolidated Statements of Operations for the entire reported periods in 2007 and 2006. Non-recurring expenses of the acquired companies, primarily relating to interest expense and historical intangible asset amortization have been eliminated, while the effects of the Company’s inventory step-up amortization, increased intangible asset amortization expense and expenses associated with the HSM acquisition financing have been included in the results below (in millions, except per share amounts):

	Q1 2007	Q2 2007	YTD 2007
Net sales	$1,071.1	$1,124.9	$2,196.0
Net earnings	$66.1	$85.6	$151.7
Diluted earnings per share	$0.78	$1.01	$1.79

	Q1 2006	Q2 2006	YTD 2006
Net sales	$1,037.7	$1,071.0	$2,108.7
Net earnings	$37.4	$78.0	$115.4
Diluted earnings per share	$0.44	$0.91	$1.35

Operating results for the acquisitions during pre-acquisition periods are not necessarily indicative of future operating results.

Goodwill

Changes in the carrying amount of goodwill by segment are as follows (in millions):

	Construction & DIY	Industrial	Security	Total
Balance as of December 30, 2006	$235.8	$319.0	$545.4	$1,100.2
Goodwill acquired during the year	—	2.4	345.0	347.4
Purchase accounting adjustments	2.0	(6.3)	0.4	(3.9)
Foreign currency translation/other	1.4	7.1	12.8	21.3
Balance as of June 30, 2007	$239.2	$322.2	$903.6	$1,465.0

G.    Restructuring and Asset Impairments

At June 30, 2007, the restructuring and asset impairment reserve balance was $36.7 million, which the Company expects to largely utilize by the end of 2007. A summary of the Company’s restructuring reserve activity from December 30, 2006 to June 30, 2007 is as follows (in millions):

	12/30/06	Acquisition Impact	Net Additions	Usage	Currency	6/30/07
Acquisitions
Severance	$54.7	$0.4	$—	$(25.7)	$0.6	$30.0
Facility Closure	2.4	—	—	(0.6)	0.1	1.9
Other	1.5	—	0.3	(0.7)	0.1	1.2
2007 Actions	—	—	6.7	(5.1)	—	1.6
Pre-2007 Actions	4.5	—	0.6	(3.2)	0.1	2.0
	$63.1	$0.4	$7.6	$(35.3)	$0.9	$36.7

2007 Actions:    During the first half of 2007, the Company initiated cost reduction initiatives in order to maintain its cost competitiveness and vitality. Severance charges of $6.4 million have been recorded relating to the reduction of approximately 300 employees. In addition to severance, $0.1 million was recorded for the closure of a merged office facility and $0.2 million for related asset impairments. Approximately $2.9 million of these charges pertained to the Construction and DIY segment; $0.8 million to the Industrial segment; $2.6 million to the Security segment; and $0.4 million to corporate overhead. Of these amounts, $5.1 million has been utilized to date, with $1.6 million of reserves remaining as of June 30, 2007.

Pre-2007 Actions:    During 2006 and 2005, the Company initiated $18.2 million of cost reduction actions in various businesses, of which $0.6 million was recorded in the first half of 2007, $13.0 million was recorded in 2006 and $4.6 million was recorded in 2005. These actions were comprised of the severance of approximately 950 employees and the exit of a leased facility. Of this amount, $17.1 million has been utilized to date with $1.2 million of accrual remaining as of June 30, 2007. In addition, $0.8 million of reserves remain relating to pre-2005 actions.

Acquisition Related:    During 2006, the Company completed a consultation process with the European Works Council regarding the reorganization of its Facom and Stanley hand tools activities in Europe (these ‘‘Initiatives’’). The Initiatives propose to, among other things, implement growth strategies and reduce costs by rationalizing manufacturing, logistics, sales and support organizations. This has resulted in the severance of approximately 450 employees, the closure of two legacy Facom factories in France, as well as four legacy Facom distribution centers located in the United Kingdom, Belgium, Germany and Switzerland. Cash expenditures to be incurred for these Initiatives are estimated at approximately $75 million, of which, $59.4 million has been recorded to the Facom purchase price allocation and $1.0 million as restructuring charges. As of June 30, 2007, $31.3 million has been utilized to date, partially offset by $0.8 million currency impact such that a $29.9 million accrual remains.

In connection with its acquisition of National, the Company recorded $8.0 million relating to severance costs for approximately 250 employees and $0.3 million facility closure costs to the purchase price allocation. In addition $0.2 million of facility closure costs were recorded as restructuring charges in 2006. As of June 30, 2007, $6.8 million has been utilized, with $1.7 million accrual remaining.

Additionally, $0.4 million of reserves were established for HSM in the first half of 2007. The Company utilized $1.3 million of restructuring reserves during the first half of 2007 established for various minor acquisition related actions. As of June 30, 2007, $1.5 million in accruals for these small actions remains.

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

The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of June 30, 2007 and December 30, 2006, the Company had reserves of $29.8 million and $30.5 million, respectively, primarily for remediation activities associated with company-owned properties as well as for Superfund sites. The range of environmental remediation costs that is reasonably possible is $24.7 million to $56.6 million which is subject to change in the near term.

I.    Guarantees

The Company’s financial guarantees at June 30, 2007 are as follows (in millions):

	Term	Maximum Potential Payment	Liability Carrying Amount
Guarantees on the residual values of leased properties	Up to 6 years	$72.9	$—
Standby letters of credit	Generally 1 year	33.5	—
Guarantee on the external Employee Stock Ownership Plan (‘‘ESOP’’) borrowings	Through 2009	4.5	4.5
Commercial customer financing arrangements	Up to 5 years	21.3	19.3
Government guarantees on employees	Up to 3 years from date of hire	0.1	—
		$132.3	$23.8

The Company has guaranteed a portion of the residual value arising from its synthetic leases and U.S. master personal property lease programs. The lease guarantees aggregate $72.9 million while the fair value of the underlying assets is estimated at $104.7 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these lease guarantees. The Company has issued $33.5 million in standby letters of credit that primarily guarantee future payments which may be required under certain insurance programs.

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

The changes in the carrying amount of product and service warranties for the six months ended June 30, 2007 are as follows (in millions):

Balance December 30, 2006	$66.9
Warranties and guarantees issued	11.1
Warranty payments	(10.6)
Acquisitions and other	(5.2)
Balance June 30, 2007	$62.2

J.    Net Periodic Benefit Cost – Defined Benefit Plans

Following are the components of net periodic benefit cost for the three and six months ended June 30, 2007 and July 1, 2006 (in millions):

	Second Quarter
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2007	2006	2007	2006	2007	2006
Service cost	$0.7	$1.1	$1.2	$2.4	$0.3	$0.3
Interest cost	2.3	2.1	3.9	4.0	0.4	0.3
Expected return on plan assets	(2.4)	(1.9)	(4.6)	(4.2)	—	—
Amortization of transition liability	—	—	—	—	—	0.1
Amortization of prior service cost/(credit)	0.5	0.4	0.1	—	(0.1)	(0.1)
Amortization of net loss	0.1	0.1	1.7	1.7	—	—
Net periodic benefit cost	$1.2	$1.8	$2.3	$3.9	$0.6	$0.6

	Year to Date
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2007	2006	2007	2006	2007	2006
Service cost	$1.4	$2.2	$2.4	$4.3	$0.6	$0.5
Interest cost	4.6	4.2	7.6	7.1	0.8	0.7
Expected return on plan assets	(4.8)	(3.9)	(9.0)	(8.1)	—	—
Amortization of transition liability	—	—	—	—	—	0.1
Amortization of prior service cost/(credit)	0.8	0.7	0.1	0.1	(0.1)	(0.1)
Amortization of net loss	0.3	0.4	3.4	3.0	—	—
Settlement/curtailment loss	—	—	—	4.2	—	—
Net periodic benefit cost	$2.3	$3.6	$4.5	$10.6	$1.3	$1.2

K.    Income Taxes

As discussed in Note B, New Accounting Standards, the Company adopted FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109’’, as of the beginning of its 2007 fiscal year. As a result of the implementation of Interpretation 48, the Company recognized a $13.5 million increase in its tax liabilities, and a corresponding reduction to the 2007 beginning balance of retained earnings.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to state or foreign income tax examinations by tax authorities for years ending before 2001. The Company is no longer subject to U.S. federal tax examination by the Internal Revenue Service (‘‘IRS’’) for years before 2005. The IRS commenced an examination of the Company’s U.S. income tax returns for 2005 and 2006 during the second quarter of 2007. The Company is also under examination for the income tax filings in various state and foreign jurisdictions.

The total liability for unrecognized tax benefits for permanent and temporary book/tax differences, exclusive of interest and penalties, at the beginning of fiscal 2007 was $54.0 million. At the beginning of fiscal 2007, the unrecognized tax benefits for permanent differences that, if recognized, would impact the effective tax rate amounted to $42.9 million. The Company does not anticipate any changes to its total unrecognized tax benefits within the next 12 months which are material to the financial statements. There have been no significant changes to these amounts during the six months ended June 30, 2007.

The Company classifies all tax-related interest and penalties as income tax expense. As of the beginning of fiscal 2007, the liability for tax-related interest and penalties amounted to $5.3 million.

L.    Business Segments and Geographic Areas

Until December 30, 2006, the Company reported results in three segments: Consumer Products, Industrial Tools and Security Solutions. Due primarily to the January 16, 2007 acquisition of HSM Electronic Protection, Inc. (‘‘HSM’’), the Company realigned to report three new segments effective with first quarter 2007 reporting: Construction and Do-It-Yourself (‘‘CDIY’’), Industrial and Security. These new segments more clearly convey the Company’s growth strategies and reflect management’s view of the Company’s businesses with the inclusion of HSM. Prior period segment information has been restated for comparability.

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

Total assets by segment as of June 30, 2007 and December 30, 2006 are as follows (in millions):

	2007	2006
Construction & DIY	$1,179.0	$1,147.4
Industrial	1,223.5	1,212.8
Security	1,991.6	1,361.4
	$4,394.1	$3,721.6
Corporate assets	262.9	213.8
Consolidated	$4,657.0	$3,935.4

The geographic location of the Company’s long-lived assets at June 30, 2007 and December 30, 2006 is as follows (in millions):

	2007	2006
United States	$1,528.7	$969.2
Other Americas	173.5	164.3
United Kingdom	211.3	204.9
France	485.2	478.5
Other Europe	226.0	226.4
Asia	240.6	240.4
Consolidated	$2,865.3	$2,283.7

M.    Debt, Financial Instruments and Related Equity Issuances

Financing of the January 2007 HSM Acquisition

The Company initially funded the $544 million HSM acquisition with a combination of short-term borrowings and cash. A $500 million 364-day revolving credit bridge facility was entered into on January 8, 2007, of which $130.0 million was utilized to acquire HSM; the remainder of the HSM purchase price was funded through commercial paper borrowings and cash.

On March 20, 2007, the Company completed two security offerings, which consisted of $330 million of convertible debt and $330 million of forward stock purchase contracts (together representing the ‘‘Equity Units’’), and $200 million of unsecured notes (‘‘the Term Notes’’). These offerings utilized $860 million of the $900 million available under the Company’s 2003 Shelf Registration. With respect to the $860 million in offerings, the Company will not receive the $330 million cash pertaining to the forward stock purchase contracts until May, 2010. The $488.1 million net cash proceeds of these offerings and the related financial instruments described below were used to pay down the short-term bridge facility and commercial paper borrowings.

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

In February 2007, the Company entered into an interest rate swap prior to the issuance of its Term Notes with an aggregate notional value of $200 million. This swap was used to mitigate interest rate volatility relative to the three year Treasury rate by effectively fixing the interest rate for the Term Notes. The interest rate swap had an original maturity of March 19, 2010, which matched the end of the fixed rate Term Notes term. As planned, the swap was terminated at the time of the Term Notes issuance, resulting in a cash loss of $0.4 million (pre-tax), as reflected in Accumulated Other Comprehensive Loss in the Condensed Consolidated Balance Sheet; this loss will be amortized to interest expense over a period of three years.

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

In March 2007, concurrent with the issuance of the Equity Units, the Company executed interest rate swaps to convert the floating rate coupon on the Convertible Notes (LIBOR less 350 basis points) to a fixed rate coupon (1.43%) for a period of three years. At June 30, 2007, the aggregate fair value of the outstanding interest rate swaps is a net gain of $4.2 million as reflected in Other Liabilities in the Condensed Consolidated Balance Sheet.

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

The conversion premium for the Convertible Notes is 19.0%, equivalent to the initial conversion price of $64.80 based on the $54.45 value of the Company’s common stock at the date of issuance. Upon conversion on May 17, 2012 (or a cash merger event), the Company will deliver to each holder of the Convertible Notes $1,000 cash for the principal amount of the note. Additionally at conversion, to the extent, if any, that the conversion option is ‘‘in the money’’, the Company will deliver, at its election, either cash or shares of the Company’s common stock based on an initial conversion rate of 15.4332 shares (equivalent to the initial conversion price set at $64.80) and the applicable market value of the Company’s common stock. The ultimate conversion rate may be increased above 15.4332 shares in accordance with standard anti-dilution provisions applicable to the Convertible Notes or in the event of a cash merger. An increase in the ultimate conversion rate will apply if the Company increases the per share common stock dividend rate during the five year term of the Convertible Notes; accordingly such changes to the conversion rate are within the Company’s control under its discretion regarding dividends it may declare. Also, the holders may elect to accelerate conversion, and ‘‘make whole’’ adjustments to the conversion rate may apply, in the event of a cash merger or ‘‘fundamental change’’. Subject to the foregoing, if the market value of the Company’s common shares is below the conversion price at conversion, (initially set at a rate equating to $64.80 per share), the conversion option would be ‘‘out of the money’’ and the Company would have no obligation to deliver any consideration beyond the $1,000 principal payment required under each of the Convertible Notes. To the extent, if any, that the conversion option of the Convertible Notes becomes ‘‘in the money’’ in any interim period prior to conversion, there will be a related increase in diluted shares outstanding utilized in the determination of the Company’s diluted earnings per share in accordance with the treasury stock method prescribed by SFAS 128, Earnings Per Share.

Convertible Notes Hedge:    In order to offset the common shares that may be deliverable pertaining to the previously discussed conversion option feature of the Convertible Notes, the Company entered into convertible note hedges (‘‘the Bond Hedge’’) with certain major financial institutions. The Company paid the financial institutions a premium of $49.3 million for the Bond Hedge which was recorded, net of $10.4 million of anticipated tax benefits, as a reduction of Shareowners’ Equity. The terms of the Bond Hedge mirror those of the conversion option feature of the Convertible Notes such that the financial institutions may be required to deliver shares of the Company’s common stock to the Company upon conversion at its exercise in May, 2012. To the extent, if any, that the conversion option feature becomes ‘‘in the money’’ during the five year term of the Convertible Notes, diluted shares outstanding will increase accordingly. Because the Bond Hedge is anti-dilutive, it will not be included in any diluted shares outstanding computation prior to its maturity. However, at maturity of the Convertible Notes and the Bond Hedge in 2012, the aggregate effect of these instruments is that there will be no net increase in the Company’s common shares.

Stock Warrants:    Simultaneously, the Company issued 5,092,956 of unregistered common stock warrants (‘‘Stock Warrants’’) to financial institutions for $18.8 million. The cash proceeds received were recorded as an increase to Shareowners’ Equity. The Stock Warrants are exercisable during the period August 17, 2012 through September 28, 2012, and have a strike price of $87.12 established at 160% of the market value of $54.45 on the issuance date. The Stock Warrants will be net share settled and are deemed to automatically be exercised at their expiration date if they are ‘‘in the money’’ and were not previously exercised. The strike price for the Stock Warrants may be adjusted for increases to the Company’s dividend rate per share, or special dividends, if any, that occur during their five year term (consistent with the standard anti-dilution provisions discussed earlier with respect to the conversion spread on the Convertible Notes). In the event the Stock Warrants become ‘‘in the money’’ during their five year term due to the market value of the Company’s common stock exceeding the $87.12 strike price, there will be a related increase in diluted shares outstanding utilized in the determination of the Company’s diluted earnings per share.

Other

During the first quarter of 2007, the Company repaid $75.5 million of debt which matured on February 7, 2007.

N.    Assets Held for Sale

The decrease in assets held for sale is primarily due to the sale in June, 2007 of $9.0 million of financing lease receivables by the Blick business within the Security segment; cash proceeds approximated the carrying value. The $16.5 million balance in Assets Held for Sale at June 30, 2007 predominantly represents additional Blick lease receivables to be sold by year-end.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a diversified worldwide supplier of tools and engineered solutions for professional, industrial, construction and do-it-yourself use and security solutions for commercial applications. Its operations are classified into three business segments: Construction & DIY (‘‘CDIY’’), Industrial and Security. The CDIY segment manufactures and markets hand tools, storage systems, fastening systems, and laser leveling & measuring tools, as these products are principally utilized in construction and do-it-yourself projects. These products are sold primarily to professional end users and distributed through retailers (including home centers, mass merchants, hardware stores, and retail lumber yards). The Industrial segment manufactures and markets professional mechanics and hand tools, storage systems, assembly tools and systems, and hydraulic tools. These products are sold to customers and distributed primarily through third party distributors as well as direct sales forces. The Security segment is a provider of access and security solutions primarily for retailers, educational, financial and healthcare institutions, as well as commercial, governmental, and industrial customers. The Company provides an extensive suite of mechanical and convergent security products and systems, and a variety of security services including commercial security monitoring services, electronic integration systems, software, related installation and maintenance services, automatic doors, door closers, exit devices, hardware and locking mechanisms.

For several years, the Company has been executing on a profitable growth strategy which has included a systematic evaluation and alteration of its business portfolio including over $2 billion of acquisitions, divestitures and the reduction of risk associated with certain large retail customer concentrations. Execution of this strategy has improved the Company’s long-term vitality and engendered transformation, from a mature 160 year old building products company, to an innovative, multi-national, diversified industrial growth business. Refer to the ‘‘Business Overview’’ section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 for additional strategic discussion. Events associated with execution of the profitable growth strategy in the first half of 2007 follow:

•	The Company completed the acquisition of HSM Electronic Protection Services, Inc. (‘‘HSM’’) on January 16, 2007 for $544 million in cash. HSM is a market leader in the North American commercial security monitoring industry, with annual revenues of approximately $200 million. HSM has a stable customer base, an extensive North American field network and the second largest market share in the U.S. commercial monitoring market. The acquisition will serve as a growth platform in the monitoring sector of the security industry. Management anticipates HSM will be neutral to 2007 earnings, increasing to 20 to 25 cents per diluted share earnings in 2009.

•	In prior years, the Company reported results in three segments: Consumer Products, Industrial Tools and Security Solutions. Due primarily to the January 16, 2007 acquisition of HSM, the Company has realigned to report three new segments effective with first quarter 2007 reporting: CDIY, Industrial and Security. These new segments more clearly convey the Company’s growth strategies and reflect management’s view of the Company’s businesses with the inclusion of HSM. Also, the Company is now presenting segment results before corporate overhead expenses, which are not allocated to the segments.

RESULTS OF OPERATIONS

Below is a summary of consolidated operating results, followed by an overview of business segment performance. The terms ‘‘organic’’ and ‘‘core’’ are utilized to describe results aside from the significant impact of acquisitions.

Net Sales:    Net sales from continuing operations were $1.123 billion in the second quarter of 2007 as compared to $1.018 billion in the second quarter of 2006, representing an increase of $105 million or

10%. Acquisitions contributed $56 million or 5% of the increase in net sales, while organic sales increased 5% due to 1% volume, 2% favorable pricing, and 2% currency impact driven primarily by European operations. The organic sales increase was attributable to strength in consumer hand and mechanics tools, industrial tools and storage, Facom, hydraulic tools, and security mechanical access solutions, partially offset by sales volume declines experienced by the security integration and fastening systems (‘‘Bostitch’’) businesses.

Year-to-date net sales from continuing operations were $2.185 billion in 2007, a $199 million or 10% increase, versus $1.987 billion for the first half of 2006. Acquisition growth contributed $109 million or 5% of the increase, driven by HSM. Organic sales growth amounted to 5%, with foreign currency and price each providing 2% increases, and volume 1% compared to the prior year. The businesses contributing to the first half sales performance are mainly the same as those discussed above pertaining to the second quarter.

Gross Profit:    Gross profit from continuing operations was $432 million, or 38.5% of net sales, in the second quarter of 2007, compared to $377 million, or 37.0% of net sales, in 2006. Acquisitions, primarily HSM, contributed $31 million (70 basis points) to the gross profit improvement. Non-cash inventory step-up amortization from the initial turn of Facom acquired inventory had a $3 million (30 basis point) negative gross profit rate impact in the prior year. The remaining gross profit rate improvement is largely due to second year synergies from the Facom and National acquisitions, and strong performance by several industrial businesses, partially offset by a decline in CDIY associated with an unfavorable mix toward lower margin mechanics tools and storage products. The successful execution of management productivity projects and customer pricing collectively more than offset freight and commodity cost inflation amounting to approximately $18 million for the second quarter of 2007.

On a year-to-date basis, gross profit from continuing operations was $827 million, or 37.9% of net sales, in 2007, compared to $709 million, or 35.7% of net sales, for the corresponding 2006 period. Acquisitions contributed $58 million (70 basis points) to the gross profit improvement. Non-cash inventory step-up amortization amounted to $22 million, or 110 basis points, in the first six months of 2006, primarily for the National and Facom acquisitions, and did not recur in 2007. The remaining gross profit rate improvement versus the first half of 2006 was mainly attributable to price and productivity realization in excess of inflation as well as continued synergies associated with the Facom and National acquisitions.

Late in the second quarter of 2007, an unfavorable change in Chinese value-added-tax (‘‘VAT’’) legislation was announced, effective July 1, 2007. The Chinese VAT law change will increase the cost of goods manufactured by the Company in China, and also will increase costs on certain raw materials and finished goods procured from Chinese vendors, due to the reduction of VAT rebates historically available. The impact of the legislation continues to be evaluated as management formulates plans to offset the negative effect, such as implementing end-customer price increases and identifying alternate sources for products made in China. The Company estimates the Chinese VAT will have an unfavorable impact of approximately 5 cents per diluted share (net of anticipated end customer pricing actions) in the second half of 2007. It is reasonably possible, though considered unlikely, that the adverse impact could be greater than this amount.

The Company anticipates the full year 2007 commodity and freight cost inflation impact will be approximately $65 – $70 million inclusive of the Chinese VAT matter. Management intends to mitigate the impact to the extent possible through customer pricing actions and plans to continue cost reduction and productivity initiatives.

SG&A expenses:    Selling, general and administrative expenses, inclusive of the provision for doubtful accounts (‘‘SG&A’’) from continuing operations were $268 million, or 23.9% of net sales, in the second quarter of 2007, compared to $245 million, or 24.0% of net sales, in the prior year. Acquisitions contributed approximately $16 million of incremental SG&A. First half SG&A was $527 million, or 24.1% of net sales, compared to $483 million, or 24.3% of net sales, in 2006. Recently acquired businesses accounted for approximately $30 million of the year-to-date increase. The decreases in SG&A as a percentage of net sales primarily pertain to benefits received from the execution of prior year restructuring programs.

Interest and Other-net:    Net interest expense from continuing operations in the second quarter of 2007 was $20 million compared to $17 million in 2006. Year-to-date net interest expense from continuing operations was $40 million in 2007 compared to $33 million over the first half of 2006.  The higher interest expense is attributable to increased borrowings necessary to fund the HSM acquisition, partially offset by reduced interest on lower commercial paper borrowings in 2007 versus 2006. Refer to the Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of the HSM acquisition financing.

Other-net expenses from continuing operations were $24 million in the second quarter of 2007 versus $11 million in 2006. The increase was primarily due to higher intangible asset amortization expense associated with recent acquisitions and increased environmental expense compared with the corresponding 2006 quarter. Year-to-date Other-net expenses from continuing operations were $44 million in 2007 as compared to $30 million in 2006. Year-to-date expense was affected by the same items discussed for the second quarter, partially offset by a $4 million U.K. pension plan curtailment recorded in the first quarter of 2006 that did not recur.

Income Taxes:    The Company’s effective income tax rate from continuing operations was 26.5% in the second quarter of this year, consistent with 26.5% in the prior year’s quarter. The year-to-date effective income tax rate from continuing operations was 26.6% in 2007 compared to 25.8% in the prior year. The higher year-to-date effective tax rate in 2007 is mainly attributable to an increase in pre-tax earnings in higher taxed jurisdictions compared to the prior year’s six month period as well as an increase in the accrual for tax contingencies associated with the 2007 adoption of the FIN 48 accounting standard.

Discontinued Operations:    Net loss from discontinued operations in the first six months of 2006 amounted to $1 million pertaining to the sale of the U.K. decorator tools business in March 2006.

Business Segment Results

The Company’s reportable segments are an aggregation of businesses that have similar products and services, among other factors. The Company utilizes segment profit, which is defined as net sales minus cost of sales and SG&A (aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, interest income, interest expense, other-net (inclusive of intangible asset amortization expense), restructuring, and income tax expense. Corporate overhead is comprised of world headquarters facility expense, costs for the executive management team and for certain centralized functions that benefit the entire Company, but are not directly attributable to the businesses, such as legal and corporate finance functions. The Company’s operations are classified into three business segments: Construction & DIY, Industrial, and Security.

Construction & Do-It-Yourself (‘‘CDIY’’):    CDIY sales of $455 million during the second quarter of 2007 represented a 6% increase from $430 million in the second quarter of 2006 comprised of: 2% higher volume; 1% favorable pricing; 1% from acquisitions; and a 2% favorable foreign currency impact, driven by Europe and Asia. The volume increase was primarily the result of new product introductions in Europe and increased merchandising support for certain product lines helped drive robust European and Asian sales growth. Sales in the Americas were flat as strength in mechanics tools and storage products along with the new FatMax®Xtreme™ tools compensated for lower Bostitch and other hand tools sales, while severe weakness in U.S. retail and construction markets continued.

Year-to-date net sales from continuing operations were $879 million in 2007 as compared to $841 million in 2006 representing an increase of 5%. Acquisitions contributed 1%, while organic sales increased 4% comprised of 1% price and a 3% favorable foreign currency impact. The factors resulting in the CDIY six month performance are primarily the same items discussed previously pertaining to the second quarter results.

Segment profit was $68 million, or 14.9% of net sales, for the second quarter of 2007, compared to $65 million, or 15.0% of net sales, in 2006. The 10 basis point decrease in the segment profit rate arose from unfavorable product mix into lower margin mechanics tools and storage products which more than offset a profit improvement in the Bostitch business. On a year-to-date basis, segment profit was $130 million, or 14.8% of net sales, compared to $123 million, or 14.6% of net sales in 2006, as Bostitch profits improved.

Industrial:    Industrial sales of $305 million in the second quarter of 2007 increased 5% from $290 million during the second quarter of 2006. Volume increased 2%; pricing 1%; foreign currency 3%; while minor divestiture activity decreased sales by 1%. The industrial mechanics tools, hydraulic tools, and Vidmar storage businesses, and to a lesser extent Facom, had strong growth. Industrial mechanics tools executed on pre-existing backlog via improved fill rates and effective supply chain management with vendors. The hydraulic tools increase in sales arose from the continued high demand for recent shear product offerings. Intensified marketing efforts including an expanded sales force contributed to the Vidmar sales volume growth. Facom benefited from improved European economic conditions.

Year-to-date net sales from continuing operations were $615 million in 2007 as compared to $575 million in 2006 representing an increase of 7%. Volume increased 3%, pricing 1% and foreign currency generated a favorable impact of 4%, while a small divestiture reduced sales by 1%. The factors resulting in the Industrial segment’s six month performance are primarily the same items discussed previously pertaining to the second quarter results.

The Industrial segment profit was $46 million, or 15.2% of net sales, for the second quarter of 2007, compared to $34 million, or 11.8% of net sales, in 2006. The 340 basis point improvement in segment profit was generated by price and productivity realization which outpaced commodity inflation, leverage from higher sales volumes, as well as Facom synergies facilitated in part by execution of restructuring actions. Additionally, the prior year segment profit rate was unfavorably impacted by $3 million (110 basis points) for one-time non-cash inventory step-up amortization from the initial sale of Facom acquired inventory.

Year-to-date segment profit for the Industrial Tools segment was $92 million, or 14.9% of net sales, for 2007, compared to $57 million, or 9.9% of net sales, for 2006. Included in 2006 were $13 million of non-recurring inventory step-up purchase accounting charges which reduced operating margin by 220 basis points. The remaining improvement in the segment profit rate is principally due to the same matters discussed with respect to the second quarter performance.

Security:    Security sales increased 22% to $363 million during the second quarter of 2007 from $298 million in the corresponding 2006 period. Acquisitions, primarily HSM, contributed 19% of the sales increase. Organic sales reflect 3% pricing gains, 1% favorable foreign currency impact, and a 1% volume decline. Price and volume gains in the mechanical access solutions businesses (automatic doors, hardware and locks) were partially offset by a decline associated with a business model change in the North American system integration business. Mechanical access solutions generated strong volume gains based on the evolving growth and integration of the platform and benefits associated with a direct-end customer model. Customers are responding to the breadth of product offerings and aftermarket services. In addition, pricing actions were effective in mitigating inflation. HSM had a strong second quarter which mostly offset a decline in the legacy systems integration business as reverse integration continues. The reverse integration of HSM with the legacy systems integration operations entails a business model shift away from low profitability installation revenue to higher margin, recurring service revenue.

Year-to-date net sales from continuing operations were $691 million in 2007 as compared to $570 million in 2006, an increase of 21%. Acquisitions accounted for 19%; pricing increased 3%; currency contributed 1%; and volume declined 2%. The drivers of the year-to-date sales performance are consistent with the factors described in the analysis of the second quarter performance.

Security segment profit amounted to $68 million, or 18.6% of net sales, for the second quarter of 2007 as compared with $50 million, or 16.9% of net sales, in the prior year. The majority of the improvement was attributable to the inclusion of HSM as part of the segment in 2007. Also strong margin expansion generated by the mechanical access solutions business reflected higher sales volumes, benefits of pricing actions, prior cost reduction and integration activities; this was partially offset by the previously discussed sales volume and related profitability declines in the pre-existing security integration business.

On a year-to-date basis, segment profit was $113 million, or 16.4% of net sales, in 2007 compared to $78 million, or 13.7% of net sales, in the prior year period. Approximately $8 million of non-recurring inventory step-up purchase accounting charges relating to the National acquisition are reflected in the 2006 results which negatively impacted operating margin by 140 basis points. The remaining improvement pertains to the same factors underlying the second quarter performance. The HSM acquisition integration is proceeding effectively and will continue throughout the remainder of 2007 as reverse integration of the pre-existing security integration business into the HSM business model progresses.

Restructuring

2007 Actions:    During the first half of 2007, the Company initiated cost reduction initiatives in order to maintain its cost competitiveness and vitality. Severance charges of $6.4 million have been recorded relating to the reduction of approximately 300 employees. In addition to severance, $0.1 million was recorded for the closure of a merged office facility and $0.2 million for related asset impairments. Approximately $2.9 million of these charges pertained to the Construction and DIY segment; $0.8 million to the Industrial segment; $2.6 million to the Security segment; and $0.4 million to corporate overhead. Of these amounts, $5.1 million has been utilized to date, with $1.6 million of reserves remaining as of June 30, 2007.

The Company also reported over $5 million for certain restructuring-related charges in the first six months of 2007, mainly attributable to accelerated depreciation for closure of a fastening systems plant and a Mac Tools action. These charges were classified as follows in the consolidated statement of operations: $1 million cost of sales; $1 million SG&A; and $3 million in Other, net.

Pre-2007 Actions:    During 2006 and 2005, the Company initiated $18.2 million of cost reduction actions in various businesses, of which $0.6 million was recorded in the first half of 2007, $13.0 million was recorded in 2006 and $4.6 million was recorded in 2005. These actions were comprised of the severance of approximately 950 employees and the exit of a leased facility. Of this amount, $17.1 million has been utilized to date with $1.2 million of accrual remaining as of June 30, 2007. In addition, $0.8 million of reserves remain relating to pre-2005 actions.

Acquisition Related:    During 2006, the Company completed a consultation process with the European Works Council regarding the reorganization of its Facom and Stanley hand tools activities in Europe (these ‘‘Initiatives’’). The Initiatives propose to, among other things, implement growth strategies and reduce costs by rationalizing manufacturing, logistics, sales and support organizations. This has resulted in the severance of approximately 450 employees, the closure of two legacy Facom factories in France, as well as four legacy Facom distribution centers located in the United Kingdom, Belgium, Germany and Switzerland. Cash expenditures to be incurred for these Initiatives are estimated at approximately $75 million, of which, $59.4 million has been recorded to the Facom purchase price allocation and $1.0 million as restructuring charges. As of June 30, 2007, $31.3 million has been utilized to date, partially offset by $0.8 million currency impact such that a $29.9 million accrual remains.

In connection with its acquisition of National, the Company recorded $8.0 million relating to severance costs for approximately 250 employees and $0.3 million facility closure costs to the purchase price allocation. In addition $0.2 million of facility closure costs were recorded as restructuring charges in 2006. As of June 30, 2007, $6.8 million has been utilized, with $1.7 million accrual remaining.

Additionally, $0.4 million of reserves were established for HSM in the first half of 2007. The Company utilized $1.3 million of restructuring reserves during the first half of 2007 established for various minor acquisition related actions. As of June 30, 2007, $1.5 million in accruals for these small actions remains.

FINANCIAL CONDITION

Liquidity, Sources and Uses of Capital:

Operating and Investing Activities:    Cash flow from operations was $102 million in the second quarter of 2007 compared to $117 million in 2006. On a year-to-date basis, cash flow from operations was $196 million in 2007 compared to $203 million in 2006. Proceeds from receivable sales were over $40 million higher in both the second quarter and year-to-date periods of 2006 versus 2007. Also, operating cash flows in 2007 reflect higher restructuring payments than in the prior year.

Capital and software expenditures were $17 million in the second quarter of 2007 compared to $24 million in 2006. On a year-to-date basis, 2007 capital expenditures amounted to $44 million compared to $39 million for the corresponding 2006 period. The increased capital expenditures are mainly due to higher equipment purchases related to new product introductions and information system upgrades in 2007. The Company expects future capital expenditures to increase approximately in proportion to its sales growth.

Free cash flow, as defined in the following table, was $152 million in the first six months of 2007 compared to $164 million in the corresponding 2006 period. The Company believes free cash flow is an important measure of its liquidity, as well as its ability to fund future growth and provide a dividend to shareowners. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions.

(Millions of Dollars)	2007	2006
Net cash provided by operating activities	$196	$203
Less: capital expenditures	34	29
Less: capitalized software	10	10
Free cash flow	$152	$164

During the second quarter of 2007, the Company invested $23 million in business acquisitions compared to $27 million in the prior year’s quarter. The primary business acquisition in the second quarter of 2007 was Bed Check, a technological leader in the non-restrictive patient fall-monitoring system market. For the first six months of 2007, business acquisitions totaled $569 million including HSM, Bed Check and small Security segment bolt-on acquisitions, compared to 2006 acquisition spending of $519 million for the Facom, Automatic Entrances, and Allan Brothers businesses.

Financing Activities:

The Company initially funded the $544 million HSM acquisition with a combination of short-term borrowings and cash. On March 20, 2007, the Company completed two security offerings, which consisted of $330 million of five-year convertible notes and $330 million of three-year forward stock purchase contracts (together representing ‘‘the Equity Units’’), and $200 million of unsecured three-year fixed-rate term notes. These offerings utilized $860 million of the $900 million available under the Company’s 2003 Shelf Registration. With respect to the $860 million in offerings, the Company will not receive the $330 million of cash pertaining to the forward stock purchase contracts until May, 2010. The $488 million net cash proceeds of these offerings and the related equity instruments described below were used to pay down short-term borrowings.

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

The combined terms of the convertible note hedge, stock warrants, and convertible notes in substance re-establish the conversion option aspect of the convertible notes at 60% above the $54.45 market value of the Company’s common stock at inception, such that in effect the Company will retain the benefits of share price appreciation, if any, up to a market value equal to the stock warrant strike price. Additionally the Company will retain benefits of share price appreciation through the maturity of the stock purchase contract element of the Equity Unit that will entail issuance of $330 million of common shares at the higher of approximately $54.45 or market price in May, 2010. Refer to Note M, Debt, Financial Instruments and Related Equity Issuances for further detail.

Repurchases of common stock during the second quarter of 2007 amounted to $100 million for nearly 1.7 million shares relating to the execution of a share repurchase program that was initiated and completed during the quarter. On a year-to-date basis, 2007 cash outflow for 1.8 million in share repurchases amounted to $107 million compared to $201 million expended in the prior year’s corresponding period. Management will consider additional repurchases of outstanding common stock, based on a number of factors including the level of acquisition activity, the market price of the Company’s common stock and the current financial condition of the Company.

Proceeds from the issuance of common stock and warrants during the first six months of 2007 amounted to $86 million of which $19 million pertained to the previously discussed stock warrants issued in March 2007 associated with the HSM acquisition-related financing. The remaining $67 million proceeds from issuances in 2007 arose from employee stock option exercises, representing a $33 million increase in activity over the prior year.

Net proceeds from short-term borrowings amounted to $48 million in the second quarter of 2007 compared to net payments of $37 million in the second quarter of 2006. The net proceeds from short-term borrowings received in the second quarter of 2007, along with proceeds from stock option exercises, were used to fund the share repurchase program. On a year-to-date basis, net proceeds from short-term borrowings amounted to $132 million in 2007 compared to $110 million in 2006. The proceeds received in 2007 were used to fund a $76 million February, 2007 debt maturity, the previously discussed share repurchases, and business acquisitions. The 2006 proceeds were used mainly to fund the prior year share repurchase program.

Debt to Capital Ratio

The Company’s debt to capital ratio was 50% as of June 30, 2007. Reflecting the credit protection measures that are incorporated into the terms of the late 2005 issued $450 million Enhanced Trust Preferred Securities (‘‘ETPS’’) and the equity characteristics of the March 20, 2007 issuance of $330 million in Equity Units, the debt to capital ratio of the Company is more fairly represented by apportioning 50% of the ETPS issuance and 75% of the Equity Unit issuance to equity when making the ratio calculation. The resulting equity-content-adjusted debt to capital ratio from these apportionments is 35% as of June 30, 2007. The equity content adjustments to reported debt are consistent with the treatment accorded these securities by the nationally recognized statistical ratings organizations that rate the Company’s debt securities, and accordingly the equity-content-adjusted debt to capital ratio is considered a relevant measure of its financial condition.

The following table reconciles the debt to capital ratio computed with reported debt and equity to the same measure after the equity content adjustments attributed to the ETPS and Equity Unit securities:

$ in millions	Reported on Balance Sheet (GAAP)	ETPS 50% equity content adjustment	Equity Units 75% equity content adjustment	As Adjusted for equity content (non-GAAP)
Debt	$1,593	($225)	($247)	$1,121
Equity	$1,581	$225	$247	$2,053
Capital (debt + equity)	$3,174	—	—	$3,174
Debt to capital ratio	50%	—	—	35%

Contractual Obligations:    The following summarizes the Company’s significant contractual obligations and commitments that impact its liquidity as of June 30, 2007:

Payments Due by Period

(Millions of Dollars)	Total	2007	2008 - 2009	2010 - 2011	Thereafter
Long-term debt	$1,372	$156	$18	$215	$983
Interest payments on long-term debt(a)	359	29	104	92	134
Operating leases	122	30	43	23	26
Derivatives(b)	67	—	37	27	3
Deferred compensation*	40	5	10	12	13
Equity Purchase Contract Fees	53	11	34	8	—
Material purchase commitments	22	13	9	—	—
Income tax contingency payments(c)	52	—	—	—	52
Outsourcing and other obligations	22	14	7	1	—
Pension funding obligations(d)	7	7	—	—	—
Total contractual cash obligations	$2,116	$265	$262	$378	$1,211

(a)	Future interest payments on long-term debt reflect the applicable fixed interest rate or the variable interest rate in effect at June 30, 2007 for floating rate debt.
(b)	Future cash flows on derivative financial instruments reflect the fair value as of June 30, 2007. The ultimate cash flows on these instruments will differ, perhaps significantly, based on applicable market interest and foreign currency rates at their maturity.
(c)	Future cash flows for tax contingencies reflect the recorded liability in accordance with FIN 48 as of June 30, 2007 which is reflected after 2011 in the table above, as the Company can not reasonably estimate the years in which these liabilities may be cash settled.
(d)	The Company anticipates that funding of its pension and postretirement benefit plans in 2007 will approximate $17 million, of which about $7 million will occur in the second half. That amount principally represents contributions either required by regulations or laws or, with respect to unfunded plans, necessary to fund current benefits. The Company has not presented estimated pension and postretirement funding in the table above beyond 2007 as funding can vary significantly from year to year based upon changes in the fair value of the plan assets, actuarial assumptions, or curtailment/settlement actions.
*	Amounts reported are as of December 30, 2006. No significant changes occurred during the first six months of 2007.

OTHER MATTERS

Critical Accounting Estimates:    As discussed in Note B, New Accounting Standards, and Note K, Income Taxes, to the Condensed Consolidated Financial Statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109’’ at the beginning of its 2007 fiscal year.

The estimation process utilized in quantifying income tax positions includes inherent uncertainty. The Company assesses its income tax positions based on the evaluation of specific facts and circumstances which exist at each reporting date and records tax benefits for years subject to examination. For tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has considered all relevant information. For income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Associated interest and penalties have been accrued, where applicable.

There have been no other significant changes in the Company’s critical accounting estimates during the first six months of 2007. Refer to the ‘‘Other Matters’’ section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 for a discussion of the other critical accounting estimates.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the Company’s exposure to market risk during the first six months of 2007. For discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s Form 10-K for the year ended December 30, 2006.

ITEM 4.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e)), as of June 30, 2007, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer have concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic Securities and Exchange Commission filings. There has been no change in the Company’s internal controls that occurred during the first six months of 2007 that have materially affected or are reasonably likely to materially affect the registrant’s internal control over financial reporting. During the first six months of 2007, the Company invested approximately $570 million in the acquisition of businesses. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of these recently acquired businesses. As part of its ongoing integration activities, the Company is continuing to incorporate its controls and procedures into these recently acquired businesses.

CAUTIONARY STATEMENT
Under the Private Securities Litigation Reform Act of 1995

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical, including, but not limited to, the statements regarding the Company’s ability to: (i) dispose of various legal proceedings without material adverse effect on operations or financial condition of the Company; (ii) execute its strategy to build a growth platform in security while expanding the valuable branded tools platforms; (iii) achieve neutral 2007 earnings for the HSM acquisition, increasing to 20 to 25 cents per diluted share earnings in 2009; (iv) mitigate commodity and freight cost inflation of approximately $60 – $65 million for full year 2007 through pricing actions, cost reduction efforts and productivity initiatives; (v) complete additional acquisitions in 2007 of approximately $100 million; (vi) expect future capital expenditures to increase approximately in proportion to the Company’s sales growth; (vii) possibly repurchase more of its outstanding common stock; (viii) limit the impact of Chinese VAT on the Company’s diluted earnings per share; and (ix) complete the Initiatives in 2007 and limit the related cash expenditures to approximately $75 million, are forward looking statements and are based on current expectations.

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

The Company’s ability to achieve the results described above is dependent on: (i) the successful implementations of the Company’s growth strategy and cost reductions; (ii) successful integration of, and realization of synergies from, Facom and the Company’s pre-existing European business; (iii) the Company’s ability to significantly reform Facom’s cost structure; (iv) the success of the Company’s pricing actions, productivity improvements and other cost reduction efforts to offset or mitigate the impact of freight and commodity cost inflation; (v) the impact of reduced and seasonal construction activity business; (vi) the success of the Company’s efforts to efficiently and promptly integrate its recently announced (as well as future) acquisitions; (vii) the level of acquisition activity, the market price of the Company’s common stock and the current financial condition of the Company; (viii) the Company’s success at new product development and identifying new markets and potential acquisition targets; (ix) the Company’s ability to generate free cash flow and maintain a strong debt to capital ratio; (x) continued improvements in productivity and cost reductions; (xi) the identification of overhead cost reduction opportunities including strategic dispositions and effective execution of the same; (xii) the Company’s successful settlement of routine tax audits and other legal proceedings; (xiii) the ability of the Company to generate earnings sufficient to realize future income tax benefits during periods when temporary differences become deductible; (xiv) the continued ability of the Company to access credit markets under satisfactory terms including maintaining its credit rating; (xv) satisfactory payment terms under which the Company buys and sells goods, materials and products; (xvi) the ability of the Company to fulfill increasing demand for its products; (xvii) changes in trade, monetary, tax and fiscal policies and laws; (xviii) the strength of the U.S. economy; and (xix) the impact of events that cause or may cause disruption in the Company’s distribution and sales networks such as war, terrorist activities, political unrest and recessionary or expansive trends in the economies of the countries in which the Company operates.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended June 30, 2007:

2007	(a) Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Program
April 1 – May 5	403,590	$59.11	—	—
May 6 – June 2	1,266,300	$60.16	—	—
June 3 – June 30	—	—	—	—
	1,669,890	$59.91	—

During the second quarter of 2007, the Company repurchased $100 million of its common stock. As of June 30, 2007, approximately 2.4 million shares of common stock remain authorized for repurchase under a prior authorization by the board of directors. The Company may continue to repurchase shares in the open market or through privately negotiated transactions from time to time pursuant to this prior authorization to the extent management deems warranted based on a number of factors, including the level of acquisition activity, the market price of the Company’s common stock and the current financial condition of the Company.

(a)	This column includes 1,590 shares of common stock that were deemed surrendered to the Company by participants in various of the Company’s benefit plans to satisfy the taxes related to the vesting or delivery of a combination of restricted share units and long-term incentive shares under those plans. The remaining balance in this column relates to the previously mentioned stock repurchase.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting was held on April 25, 2007.

(i)    The following directors were elected at the meeting:

	Shares Voted For	Shares Withheld
John G. Breen	52,090,943	23,744,183
Virgis W. Colbert	51,290,801	24,544,325
John F. Lundgren	52,993,122	22,842,004

The Company’s directors whose term of office continued after the Annual Meeting are: Stillman B. Brown, Emmanuel A. Kampouris and Kathryn D. Wriston, each of whose term of office as a director continues until the Company’s annual meeting of stockholders in 2008; and Eileen S. Kraus and Lawrence A. Zimmerman, each of whose term of office as a director continues until the Company’s annual meeting of stockholders in 2009.

(ii)    Ernst & Young LLP was approved as the Company’s independent auditors for the year 2007 by the following vote:

FOR:	73,068,950	AGAINST:	2,154,235
ABSTAIN:	611,941

(iii)    A shareholder proposal urging the Company’s Board of Directors to take the necessary steps to require that all members of the Board of Directors be elected annually was approved by the following vote:

FOR:	53,754,536	AGAINST:	14,137,000
ABSTAIN:	1,325,855

ITEM 6.    EXHIBITS

11	Statement re Computation of Per Share Earnings (the information required to be presented in this exhibit appears in Note C to the Company’s Condensed Consolidated Financial Statements set forth in this Quarterly Report on Form 10-Q).

31 (i)	(a) Certification by Chairman and Chief Executive Officer pursuant to Rule 13a-14(a)

(b)	Certification by Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a)

32 (i)	Certification by Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(ii)	Certification by Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE STANLEY WORKS
Date: July 30, 2007	By:	/s/ James M. Loree
James M. Loree Executive Vice President and Chief Financial Officer (Principal Financial Officer)