Form 10-Q
period 2007-09-29
STANLEY WORKS
filed 2007-10-29
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007.

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

Yes       No

82,180,450 shares of the registrant’s common stock were outstanding as of October 19, 2007

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE STANLEY WORKS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2007 AND SEPTEMBER 30, 2006
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	Third Quarter		Year to Date
	2007	2006	2007	2006
NET SALES	$1,131.3	$1,012.7	$3,316.4	$2,999.3
COSTS AND EXPENSES
Cost of sales	$700.2	$634.9	$2,057.9	$1,912.9
Selling, general and administrative	254.7	229.1	775.5	710.4
Provision for doubtful accounts	1.8	2.8	8.2	4.9
Interest expense	21.3	17.6	63.8	52.8
Interest income	(1.1)	(1.1)	(3.2)	(3.3)
Other, net	25.9	15.4	69.9	45.6
Restructuring charges	2.9	0.9	10.5	10.0
	$1,005.7	$899.6	$2,982.6	$2,733.3
Earnings from continuing operations before income taxes	125.6	113.1	333.8	266.0
Income taxes	34.2	22.9	89.5	62.3
Net earnings from continuing operations	$91.4	$90.2	$244.3	$203.7
Earnings (loss) from discontinued operations (including year-to-date loss on disposal of $1.5 million in 2006) before income taxes	—	0.5	—	(1.0)
Income tax expense (benefit) on discontinued operations	—	0.2	—	(0.2)
Net earnings (loss) from discontinued operations	$—	$0.3	$—	$(0.8)
NET EARNINGS	$91.4	$90.5	$244.3	$202.9
NET EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Basic:
Continuing operations	$1.11	$1.11	$2.96	$2.49
Discontinued operations	—	—	—	(0.01)
Total basic earnings per common share	$1.11	$1.11	$2.96	$2.48
Diluted:
Continuing operations	$1.09	$1.09	$2.89	$2.43
Discontinued operations	—	—	—	(0.01)
Total diluted earnings per common share	$1.09	$1.09	$2.89	$2.43
DIVIDENDS PER SHARE OF COMMON STOCK	$0.31	$0.30	$0.91	$0.88
Average shares outstanding (in thousands):
Basic	82,288	81,206	82,616	81,853
Diluted	83,999	82,867	84,417	83,669

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 29, 2007 AND DECEMBER 30, 2006
(Millions of Dollars)

	(Unaudited) 2007	2006
ASSETS
Current assets
Cash and cash equivalents	$280.6	$176.6
Accounts and notes receivable, net	906.2	749.6
Inventories, net	624.5	598.9
Other current assets	84.3	85.2
Assets held for sale	15.5	28.2
Total current assets	1,911.1	1,638.5
Property, plant and equipment	1,448.6	1,429.2
Less: accumulated depreciation	882.3	869.8
	566.3	559.4
Goodwill	1,531.4	1,100.2
Customer relationships, net	345.7	163.3
Trademarks, net	335.6	310.6
Other intangible assets, net	44.2	47.4
Other assets	131.1	116.0
Total assets	$4,865.4	$3,935.4
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities
Short-term borrowings	$235.6	$89.7
Current maturities of long-term debt	160.4	230.3
Accounts payable	491.9	445.2
Accrued expenses	501.9	485.9
Total current liabilities	1,389.8	1,251.1
Long-term debt	1,212.2	679.2
Other liabilities	568.3	453.1
Commitments and contingencies (Note H)
Shareowners’ equity
Common stock, par value $2.50 per share	233.9	233.9
Retained earnings	1,974.1	1,883.6
Accumulated other comprehensive loss	(4.0)	(81.8)
ESOP	(95.4)	(100.9)
	2,108.6	1,934.8
Less: cost of common stock in treasury	413.5	382.8
Total shareowners’ equity	1,695.1	1,552.0
Total liabilities and shareowners’ equity	$4,865.4	$3,935.4

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2007 AND SEPTEMBER 30, 2006
(Unaudited, Millions of Dollars)

	Third Quarter		Year to Date
	2007	2006	2007	2006
OPERATING ACTIVITIES
Net earnings	$91.4	$90.5	$244.3	$202.9
Depreciation and amortization	42.2	30.0	120.1	91.3
Restructuring charges	2.9	0.9	10.5	10.0
Changes in working capital	(22.3)	(38.2)	(54.4)	(26.5)
Changes in other assets and liabilities	16.1	34.1	5.7	42.1
Cash provided by operating activities	130.3	117.3	326.2	319.8
INVESTING ACTIVITIES
Capital expenditures	(11.5)	(21.2)	(55.0)	(59.8)
Proceeds from sale of business	—	—	—	0.9
Business acquisitions	(64.2)	(48.6)	(633.1)	(567.7)
Other investing activities	6.6	23.4	9.7	30.3
Cash used in investing activities	(69.1)	(46.4)	(678.4)	(596.3)
FINANCING ACTIVITIES
Payments on long-term debt	(0.5)	(0.9)	(76.9)	(1.8)
Proceeds from long-term borrowings	—	—	529.8	—
Deferred financing costs and other	—	—	(12.1)	—
Bond hedge premium	—	—	(49.3)	—
Net short-term borrowings	13.4	(24.2)	145.7	85.7
Cash dividends on common stock	(25.4)	(24.3)	(74.9)	(71.6)
Proceeds from issuance of common stock and warrants	4.1	11.9	89.9	46.0
Purchase of common stock for treasury	—	(0.1)	(106.9)	(201.2)
Cash (used in) provided by financing activities	(8.4)	(37.6)	445.3	(142.9)
Effect of exchange rate changes on cash	2.1	0.9	10.9	2.9
Change in cash and cash equivalents	54.9	34.2	104.0	(416.5)
Cash and cash equivalents, beginning of period	225.7	207.1	176.6	657.8
CASH AND CASH EQUIVALENTS, END OF PERIOD	$280.6	$241.3	$280.6	$241.3

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
BUSINESS SEGMENT INFORMATION
THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2007 AND SEPTEMBER 30, 2006
(Unaudited, Millions of Dollars)

	Third Quarter		Year to Date
	2007	2006	2007	2006
NET SALES
Construction & DIY	$457.4	$445.8	$1,336.2	$1,286.8
Industrial	300.3	266.1	915.5	841.4
Security	373.6	300.8	1,064.7	871.1
Total	$1,131.3	$1,012.7	$3,316.4	$2,999.3
SEGMENT PROFIT
Construction & DIY	$77.0	$80.6	$207.2	$203.1
Industrial	41.7	28.6	133.4	85.4
Security	68.8	51.4	182.1	129.7
Segment Profit	187.5	160.6	522.7	418.2
Corporate Overhead	(12.9)	(14.7)	(47.9)	(47.1)
Total	$174.6	$145.9	$474.8	$371.1
Interest expense	21.3	17.6	63.8	52.8
Interest income	(1.1)	(1.1)	(3.2)	(3.3)
Other, net	25.9	15.4	69.9	45.6
Restructuring charges	2.9	0.9	10.5	10.0
Earnings from continuing operations before income taxes	$125.6	$113.1	$333.8	$266.0

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 29, 2007

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

B.    New Accounting Standards

The Company adopted Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109’’, (‘‘FIN 48’’), as of the beginning of its 2007 fiscal year. This Interpretation clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. Under FIN 48, the Company first assesses whether it is more likely than not that an individual tax position will be sustained upon examination based on its technical merits. If the tax position is more likely than not to be sustained, under the presumption the taxing authority has all relevant information, it is recognized. The recognized tax position is measured as the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Previously recognized tax positions that no longer meet the more likely than not recognition threshold are derecognized in the period in which that threshold is no longer met. Accordingly, the unit of account under this standard is the individual tax position and not a higher level such as the aggregate of the various positions that are encompassed by the total tax return filing. As a result of the implementation of FIN 48, the Company recognized a $13.5 million increase in its tax liabilities, and a corresponding reduction to the 2007 beginning balance of retained earnings.

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

C.    Earnings Per Share

The following table reconciles the weighted-average shares outstanding used to calculate basic and diluted earnings per share for the three and nine months ended September 29, 2007 and September 30, 2006:

	Third Quarter		Year to Date
	2007	2006	2007	2006
Numerator (in millions):
Net earnings – basic and diluted	$91.4	$90.5	$244.3	$202.9
Denominator (in thousands):
Basic earnings per share – weighted average shares	82,288	81,206	82,616	81,853
Dilutive effect of stock options and awards	1,711	1,661	1,801	1,816
Diluted earnings per share – weighted average shares	83,999	82,867	84,417	83,669
Earnings per share of common stock:
Basic	$1.11	$1.11	$2.96	$2.48
Diluted	$1.09	$1.09	$2.89	$2.43

As further detailed in Note M, Debt, Financial Instruments and Related Equity Issuances, in March 2007, the Company issued warrants to purchase up to 5.1 million shares of its common stock with a strike price of $87.12 which are anti-dilutive since the strike price of the warrants is greater than the market price of the Company’s common stock. The stock options are anti-dilutive primarily because remaining unrecognized compensation expense exceeds the amount by which the market price for the Company’s common stock exceeds the exercise price of the options that have not vested. The following weighted-average stock options and warrants to purchase the Company’s common stock were outstanding during the three and nine months ended September 29, 2007 and September 30, 2006, but were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive.

	Third Quarter		Year to Date
	2007	2006	2007	2006
Number of stock options (in thousands)	569	917	745	779
Number of stock warrants (in thousands)	5,093	—	3,565	—

The Company repurchased 1.8 million shares of its common stock for $106.9 million during the first nine months of 2007.

D.    Comprehensive Income

Comprehensive income for the three and nine months ended September 29, 2007 and September 30, 2006 is as follows (in millions):

	Third Quarter		Year to Date
	2007	2006	2007	2006
Net earnings	$91.4	$90.5	$244.3	$202.9
Other comprehensive gain, net of tax	40.9	8.4	77.8	44.9
Comprehensive income	$132.3	$98.9	$322.1	$247.8

Other comprehensive gain is primarily the impact of foreign currency translation.

E.    Inventories

The components of inventories at September 29, 2007 and December 30, 2006 are as follows
(in millions):

	2007	2006
Finished products	$440.8	$427.4
Work in process	71.1	59.5
Raw materials	112.6	112.0
Total inventories	$624.5	$598.9

F.    Acquisitions, Goodwill and Other Intangible Assets

Acquisitions were accounted for as purchases in accordance with SFAS 141, ‘‘Business Combinations’’ and their results are included in the Company’s consolidated operating results from the respective acquisition dates.

2007 Acquisitions

The Company completed the acquisition of HSM Electronic Protection Services, Inc. (‘‘HSM’’) on January 16, 2007 for $544.0 million which was financed with debt and equity units as more fully described in Note M, Debt, Financial Instruments and Related Equity Issuances. The HSM acquisition has preliminarily resulted in $326 million of goodwill, none of which is deductible for income tax purposes. HSM is a market leader in the North American commercial security monitoring industry, with annual revenues of approximately $200 million. HSM has a stable customer base, an extensive North American field network and the second largest market share in the U.S. commercial monitoring market. The acquisition will serve as a growth platform in the monitoring sector of the security industry.

The Company also made six small acquisitions relating to its hydraulic, access technologies, Vidmar storage, and security integration businesses during 2007 for a combined purchase price of $91.3 million.

The total purchase price of $635.3 million for the 2007 acquisitions includes transaction costs and is net of cash acquired. Amounts allocated to the assets acquired and liabilities assumed are based upon estimates of fair value.

The purchase price allocations for the 2007 acquisitions are preliminary with respect to finalization of intangible asset and fixed asset valuations, integration accruals, employee benefit valuations, acquisition date identified integration plans and other minor items.

As of September 29, 2007, the preliminary allocation of the purchase price for the 2007 acquisitions was to the following major opening balance sheet categories (in millions):

Total Acquisitions 9/29/2007
Current assets (primarily accounts receivable and inventories)	$44.6
Property, plant and equipment	11.2
Goodwill	388.7
Trade names	11.6
Customer relationships	227.1
Other intangible assets	2.4
Deferred tax assets and other	12.7
Total assets	$698.3
Current liabilities	$59.6
Long term liabilities	4.4
Total liabilities	$64.0

2006 Acquisitions

As described in further detail in Note F, Acquisitions, of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006, the Company completed eight acquisitions during 2006 for an aggregate purchase price of $549.6 million.

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

As of July 31, 2006, the Company completed a tender offer to acquire approximately 67% of the outstanding shares of Besco Pneumatic Corporation (‘‘Besco’’), a leading manufacturer of pneumatic tools for $37.0 million in cash. During the first quarter of 2007, the Company increased its interest in the Besco business by acquiring the minority interest in a subsidiary of Besco for $1.0 million. Besco, which is headquartered in Taiwan and also has operations in China, possesses state-of-the-art research and development capabilities and efficient production facilities. The Company also made five bolt-on acquisitions and increased its investment in a previously consolidated joint venture during 2006 for a combined purchase price of $34.0 million.

The total purchase price for the acquisitions noted above reflects transaction costs and is net of cash acquired, and was allocated to the assets acquired and liabilities assumed based on their estimated fair values. Adjustments to reflect the fair value of the assets acquired and liabilities assumed are complete for the Facom, Besco and several other small acquisitions. The purchase price allocation for certain small acquisitions made in the fourth quarter of 2006 is substantially complete, with minor adjustments to be finalized.

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

	Q1 2007	Q2 2007	Q3 2007	YTD 2007
Net sales	$1,079.7	$1,133.2	$1,132.4	$3,345.3
Net earnings	$66.4	$85.7	$91.4	$243.5
Diluted earnings per share	$0.78	$1.01	$1.09	$2.88

	Q1 2006	Q2 2006	Q3 2006	YTD 2006
Net sales	$1,044.0	$1,091.3	$1,081.7	$3,217.0
Net earnings	$37.5	$74.8	$90.5	$202.8
Diluted earnings per share	$0.44	$0.90	$1.09	$2.42

Operating results for the acquisitions during pre-acquisition periods are not necessarily indicative of future operating results.

Goodwill

Changes in the carrying amount of goodwill by segment are as follows (in millions):

	Construction & DIY	Industrial	Security	Total
Balance as of December 30, 2006	$235.8	$319.0	$545.4	$1,100.2
Goodwill acquired during the year	0.5	41.5	347.2	389.2
Purchase accounting adjustments	3.0	(6.3)	(0.6)	(3.9)
Foreign currency translation/other	3.8	19.7	22.4	45.9
Balance as of September 29, 2007	$243.1	$373.9	$914.4	$1,531.4

Intangible Asset Amortization Expense

Intangible asset amortization expense by segment for the three and nine months ended September 29, 2007 and September 30, 2006 is as follows (in millions):

	Third Quarter		Year to Date
	2007	2006	2007	2006
Construction & DIY	$1.5	$1.6	$4.3	$4.2
Industrial	2.3	1.2	4.7	3.6
Security	17.5	7.3	47.8	21.0
Total	$21.3	$10.1	$56.8	$28.8

G.    Restructuring and Asset Impairments

At September 29, 2007, the restructuring and asset impairment reserve balance was $28.9 million, which the Company expects to largely utilize by the end of 2007. A summary of the Company’s restructuring reserve activity from December 30, 2006 to September 29, 2007 is as follows (in millions):

	12/30/06	Acquisition Accrual (Reversal)	Net Additions	Usage	Currency	9/29/07
Acquisitions
Severance	$54.7	$(0.9)	$—	$(32.1)	$1.8	$23.5
Facility Closure	2.4	0.2	—	(0.8)	0.1	1.9
Other	1.5	—	0.3	(0.8)	—	1.0
2007 Actions	—	—	9.5	(8.5)	—	1.0
Pre-2007 Actions	4.5	—	0.7	(3.9)	0.2	1.5
	$63.1	$(0.7)	$10.5	$(46.1)	$2.1	$28.9

2007 Actions:    During the first three quarters of 2007, the Company initiated cost reduction initiatives in order to maintain its cost competitiveness and vitality. Severance charges of $9.2 million have been recorded relating to the reduction of approximately 450 employees. In addition to severance, $0.1 million was recorded for the closure of a merged office facility and $0.2 million for related asset impairments. Approximately $4.0 million of these charges pertained to the Construction & DIY segment; $1.2 million to the Industrial segment; $3.9 million to the Security segment; and $0.4 million to corporate overhead. Of these amounts, $8.5 million has been utilized to date, with $1.0 million of reserves remaining as of September 29, 2007.

Pre-2007 Actions:    During 2006 and 2005, the Company initiated $18.3 million of cost reduction actions in various businesses, of which $0.7 million was recorded in the first three quarters of 2007, $13.0 million was recorded in 2006 and $4.6 million was recorded in 2005. These actions were comprised of the severance of approximately 950 employees and the exit of a leased facility. Of this amount, $17.8 million has been utilized to date, offset slightly by a $0.2 million currency impact, leaving $0.7 million of accrual remaining as of September 29, 2007. In addition, $0.8 million of reserves remain relating to pre-2005 actions.

Acquisition Related:    During 2006, the Company completed a consultation process with the European Works Council regarding the reorganization of its Facom and Stanley hand tools activities in Europe (the ‘‘Initiatives’’). The Initiatives propose to, among other things, implement growth strategies and reduce costs by rationalizing manufacturing, logistics, sales and support organizations. This has resulted in the severance of approximately 450 employees, the closure of two legacy Facom factories in France, as well as four legacy Facom distribution centers located in the United Kingdom, Belgium, Germany and Switzerland. Cash expenditures to be incurred for the Initiatives are estimated between $60 million and $65 million, of which $59.4 million has been recorded to the Facom purchase price allocation and $1.0 million as restructuring charges. As of September 29, 2007, $37.3 million has been utilized to date, partially offset by $1.9 million currency impact such that a $25.0 million accrual remains.

In connection with its late 2005 acquisition of National, the Company recorded $8.0 million relating to severance costs for approximately 250 employees and $0.3 million facility closure costs to the purchase price allocation. In addition, $0.2 million of facility closure costs were recorded as restructuring charges in 2006. As of September 29, 2007, the majority of this accrual has been utilized, with the excess reversed to Goodwill.

Additionally, during the first three quarters of 2007, $0.7 million of reserves were established for HSM in purchase accounting. As of September 29, 2007, $0.6 million has been utilized, leaving $0.1 million remaining. The Company also utilized $1.1 million of restructuring reserves during the first nine months of 2007 established for various minor acquisition related actions. As of September 29, 2007, $1.3 million in accruals for these small actions remains.

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

The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of September 29, 2007 and December 30, 2006, the Company had reserves of $30.2 million and $30.5 million, respectively, primarily for remediation activities associated with company-owned properties as well as for Superfund sites. The range of environmental remediation costs that is reasonably possible is $24.9 million to $56.3 million which is subject to change in the near term.

I.    Guarantees

The Company’s financial guarantees at September 29, 2007 are as follows (in millions):

	Term	Maximum Potential Payment	Liability Carrying Amount
Guarantees on the residual values of leased properties	Up to 2 years	$81.9	$—
Standby letters of credit	Generally 1 year	32.4	—
Guarantee on the external Employee Stock Ownership Plan (‘‘ESOP’’) borrowings	Through 2009	4.3	4.3
Commercial customer financing arrangements	Up to 5 years	22.0	17.4
Government guarantees on employees	Up to 3 years from date of hire	0.1	—
		$140.7	$21.7

The Company has guaranteed a portion of the residual value arising from its synthetic leases and U.S. master personal property lease programs. The lease guarantees aggregate $81.9 million while the fair value of the underlying assets is estimated at $105.2 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these lease guarantees. The Company has issued $32.4 million in standby letters of credit that primarily guarantee future payments which may be required under certain insurance programs.

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

The changes in the carrying amount of product and service warranties for the nine months ended September 29, 2007 are as follows (in millions):

Balance December 30, 2006	$66.9
Warranties and guarantees issued	17.7
Warranty payments	(15.8)
Other, including acquisitions	(1.9)
Balance September 29, 2007	$66.9

J.    Net Periodic Benefit Cost — Defined Benefit Plans

Following are the components of net periodic benefit cost for the three and nine months ended September 29, 2007 and September 30, 2006 (in millions):

	Third Quarter
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2007	2006	2007	2006	2007	2006
Service cost	$0.6	$1.1	$0.9	$0.6	$0.4	$0.3
Interest cost	2.2	2.1	3.5	3.2	0.2	0.4
Expected return on plan assets	(2.5)	(2.0)	(4.6)	(4.4)	—	—
Amortization of transition liability (asset)	—	—	0.1	—	—	(0.1)
Amortization of prior service cost	0.3	0.3	—	—	—	—
Amortization of net (gain) loss	0.1	0.3	1.3	1.9	(0.2)	0.2
Settlement/curtailment loss	—	—	0.3	—	—	—
Net periodic benefit cost	$0.7	$1.8	$1.5	$1.3	$0.4	$0.8

	Year to Date
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2007	2006	2007	2006	2007	2006
Service cost	$2.0	$3.3	$3.3	$4.9	$0.9	$0.8
Interest cost	6.8	6.3	11.1	10.3	1.0	1.1
Expected return on plan assets	(7.3)	(5.9)	(13.6)	(12.5)	—	—
Amortization of transition liability	—	—	0.1	—	—	—
Amortization of prior service cost (credit)	1.1	1.0	0.1	0.1	(0.1)	(0.1)
Amortization of net (gain) loss	0.4	0.7	4.7	5.0	(0.2)	0.2
Settlement/curtailment loss	—	—	0.3	4.1	—	—
Net periodic benefit cost	$3.0	$5.4	$6.0	$11.9	$1.6	$2.0

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

The total liability for unrecognized tax benefits for permanent and temporary book/tax differences, exclusive of interest and penalties, at the beginning of fiscal 2007 was $54.0 million. At the beginning of fiscal 2007, the unrecognized tax benefits for permanent differences that, if recognized, would impact the effective tax rate amounted to $42.9 million. There have been no significant changes to these amounts during the nine months ended September 29, 2007. It is reasonably possible the Company may recognize up to $7 – $12 million of currently unrecognized tax benefits over the next twelve months, pertaining to closure of income tax audits and expiration of statutes of limitations in various jurisdictions, of which approximately $2 million may impact the balance sheet rather than earnings.

The Company classifies all tax-related interest and penalties as income tax expense. As of the beginning of fiscal year 2007, the liability for tax-related interest and penalties amounted to $5.3 million. There have been no significant changes to these amounts during the nine months ended September 29, 2007.

L.    Business Segments and Geographic Areas

Until December 30, 2006, the Company reported results in three segments: Consumer Products, Industrial Tools and Security Solutions. Due primarily to the January 16, 2007 acquisition of HSM Electronic Protection, Inc. (‘‘HSM’’), the Company realigned to report three new segments effective with first quarter 2007 reporting: Construction & Do-It-Yourself (‘‘CDIY’’), Industrial and Security. These new segments more clearly convey the Company’s growth strategies and reflect management’s view of the Company’s businesses with the inclusion of HSM. Prior period segment information has been restated for comparability.

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

Total assets by segment as of September 29, 2007 and December 30, 2006 are as follows (in millions):

	2007	2006
Construction & DIY	$1,221.4	$1,147.4
Industrial	1,317.4	1,212.8
Security	2,009.7	1,361.4
	$4,548.5	$3,721.6
Corporate assets, including cash	316.9	213.8
Consolidated	$4,865.4	$3,935.4

The geographic location of the Company’s long-lived assets at September 29, 2007 and December 30, 2006 is as follows (in millions):

	2007	2006
United States	$1,563.8	$969.2
Other Americas	175.9	164.3
United Kingdom	214.6	204.9
France	509.6	478.5
Other Europe	235.9	226.4
Asia	241.5	240.4
Consolidated	$2,941.3	$2,283.7

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

Holders of the Equity Purchase Contract are paid a quarterly contract adjustment payment (‘‘Contract Adjustment Payment’’) of 5.125% per annum, and the first payment thereof was made August 17, 2007. The $49.6 million present value of the Contract Adjustment Payments reduced Shareowners’ Equity at inception. As each quarterly Contract Adjustment Payment is made, the related liability will be relieved with the difference between the cash payment and the present value of the Contract Adjustment Payment recorded as interest expense; accordingly, earnings will be affected over the total three year term by approximately $3.9 million for this accretion.

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

In March 2007, concurrent with the issuance of the Equity Units, the Company executed interest rate swaps to convert the floating rate coupon on the Convertible Notes (LIBOR less 350 basis points) to a fixed rate coupon (1.43%) for a period of three years. At September 29, 2007, the aggregate fair value of the outstanding interest rate swaps is a net loss of $1.8 million as reflected in Other Liabilities in the Condensed Consolidated Balance Sheet.

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

N.    Assets Held for Sale

In the second quarter of 2007, the Company sold $9.0 million of financing lease receivables generated by the Blick business within the Security segment; cash proceeds approximated the carrying value. The $15.5 million balance in Assets Held for Sale at September 29, 2007 represents additional Blick lease receivables to be sold.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a diversified worldwide supplier of tools for professional, industrial, construction and do-it-yourself use, as well as engineered solutions and security solutions for industrial and commercial applications. Its operations are classified into three business segments: Construction & DIY (‘‘CDIY’’), Industrial and Security. The CDIY segment manufactures and markets hand tools, storage systems, fastening systems, and laser leveling and measuring tools, as these products are principally utilized in construction and do-it-yourself projects. These products are sold primarily to professional end users and distributed through retailers (including home centers, mass merchants, hardware stores, and retail lumber yards). The Industrial segment manufactures and markets professional mechanics and hand tools, storage systems, assembly tools and systems, and hydraulic tools. These products are sold to industrial customers and distributed primarily through third party distributors as well as direct sales forces. The Security segment is a provider of access and security solutions primarily for retailers, educational, financial and healthcare institutions, as well as commercial, governmental, and industrial customers. The Company provides an extensive suite of mechanical and convergent security products and systems, and a variety of security services including commercial security monitoring services, electronic integration systems, software, related installation and maintenance services, automatic doors, door closers, exit devices, hardware and locking mechanisms.

For several years, the Company has been executing on a profitable growth strategy which has included a systematic evaluation and alteration of its business portfolio including over $2 billion of acquisitions, various divestitures and the reduction of risk associated with certain large retail customer concentrations. Execution of this strategy has improved the Company’s long-term vitality and engendered transformation, from a mature 160-year-old building products company, to an innovative, diversified industrial growth business. Refer to the ‘‘Business Overview’’ section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 for additional strategic discussion. Significant events associated with execution of the profitable growth strategy in the first three quarters of 2007 follow:

•	The Company completed the acquisition of HSM Electronic Protection Services, Inc. (‘‘HSM’’) on January 16, 2007 for $544 million in cash. HSM is a market leader in the North American commercial security monitoring industry, with annual revenues of approximately $200 million. HSM has a stable customer base, an extensive North American field network and the second largest market share in the U.S. commercial monitoring market. The acquisition will serve as a growth platform in the monitoring sector of the security industry. Management anticipates HSM will be essentially neutral to 2007 earnings, increasing to 20 to 25 cents per diluted share earnings in 2009.

•	Upon the January 16, 2007 acquisition of HSM, the Company realigned to report three new segments effective in the first quarter of 2007: CDIY, Industrial and Security. These new segments more clearly convey the Company’s growth strategies and reflect management’s view of its businesses with the inclusion of HSM. Also, the Company is now presenting segment results before corporate overhead expenses, which are not allocated to the segments.

RESULTS OF OPERATIONS

Below is a summary of consolidated operating results, followed by an overview of business segment performance. The terms ‘‘organic’’ and ‘‘core’’ are utilized to describe results aside from the significant impact of acquisitions.

Net Sales:    Net sales from continuing operations were $1.131 billion in the third quarter of 2007 as compared to $1.013 billion in the third quarter of 2006, representing an increase of $119 million or 12%. Acquisitions, primarily HSM, contributed 7% of the increase, while organic sales increased

5% due to 1% volume, 1% favorable pricing, and 3% currency impact driven primarily by Europe and Canada. The organic sales increase was mainly attributable to strength in security mechanical access solutions, and various industrial segment businesses, particularly Facom, hydraulic tools, and storage, along with strong performance outside the US by consumer hand and mechanics tools. These organic sales increases were partially offset by sales declines experienced in the legacy security integration and fastening systems businesses, as well as softness in the US consumer hand, mechanics and laser tool businesses, associated with continued housing market declines.

Year-to-date net sales from continuing operations were $3.316 billion in 2007, a $317 million or 11% increase, versus $2.999 billion for the first nine months of 2006. Acquisition growth contributed 6% of the increase, driven by HSM. Organic sales growth amounted to 5%, with foreign currency and price each providing 2% increases, and volume 1% compared to the prior year. The businesses contributing to the nine months sales performance are mainly the same as those discussed above pertaining to the third quarter.

Gross Profit:    Gross profit from continuing operations was $431 million, or 38.1% of net sales, in the third quarter of 2007, compared to $378 million, or 37.3% of net sales, in 2006. Acquisitions, primarily HSM, contributed $37 million (100 basis points) to the gross profit improvement. The core gross profit rate was down slightly versus the prior year as margin expansion in the industrial segment was offset by a decline in CDIY, despite improved performance by fastenings systems. The industrial segment improved gross margin rate reflected sales volume leverage, benefits of productivity actions including realization of Facom integration synergies, and customer pricing. The decrease in the CDIY gross margin rate was primarily due to un-recovered cost inflation and an unfavorable mix shift toward lower margin mechanics tools and storage products. For the total company, the successful execution of productivity projects and customer pricing increases collectively more than offset approximately $16 million of freight and commodity cost inflation in the third quarter of 2007.

On a year-to-date basis, gross profit from continuing operations was $1.259 billion, or 37.9% of net sales, in 2007, compared to $1.086 billion, or 36.2% of net sales, for the corresponding 2006 period. Acquisitions contributed $95 million (70 basis points) to the gross profit improvement. Non-cash inventory step-up amortization amounted to $22 million, or 70 basis points, in the first nine months of 2006, primarily for the National and Facom acquisitions, and did not recur in 2007. The remaining gross profit rate improvement versus the prior year was mainly attributable to aggregate price and productivity realization in excess of inflation.

Late in the second quarter of 2007, an unfavorable change in Chinese value-added-tax (‘‘VAT’’) legislation was announced, effective July 1, 2007. The Chinese VAT law change has increased the cost of goods manufactured by the Company in China, and also has increased costs on certain raw materials and finished goods procured from Chinese vendors, due to the reduction of VAT rebates historically available. The Company anticipates the full year 2007 commodity and freight cost inflation impact will be approximately $65 – $70 million inclusive of the Chinese VAT matter. Management intends to mitigate the impact through customer pricing actions as well as continued cost reduction and productivity initiatives.

SG&A expenses:    Selling, general and administrative expenses, inclusive of the provision for doubtful accounts (‘‘SG&A’’), from continuing operations were $257 million, or 22.7% of net sales, in the third quarter of 2007, compared to $232 million, or 22.9% of net sales, in the prior year. Acquisitions contributed $19 million of incremental SG&A; core SG&A was 22.3% of sales. SG&A for the first nine months of 2007 was $784 million, or 23.6% of net sales, compared to $715 million, or 23.8% of net sales, in 2006. Recently acquired businesses accounted for $50 million of the year-to-date increase. The decreases in SG&A as a percentage of net sales are mainly due to sales volume leverage and cost reduction actions in the Facom business.

Interest and Other-net:    Net interest expense from continuing operations in the third quarter of 2007 was $20 million compared to $17 million in 2006. Year-to-date net interest expense from continuing operations was $61 million in 2007 compared to $50 million over the first nine months of 2006.  The higher interest expense is primarily attributable to increased borrowings necessary to fund the

HSM acquisition. Refer to the Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of the HSM acquisition financing.

Other-net expenses from continuing operations were $26 million in the third quarter of 2007 versus $15 million in 2006. The increase was primarily due to higher intangible asset amortization expense associated with recent acquisitions. Year-to-date Other-net expenses from continuing operations were $70 million in 2007 as compared to $46 million in 2006. Year-to-date expense reflects higher intangible asset amortization, partially offset by a $4 million U.K. pension plan curtailment loss recorded in the first quarter of 2006 that did not recur.

Income Taxes:    The Company’s income tax rate on continuing operations was 27.2% in the third quarter of this year, compared to 20.2% in the prior year’s quarter. The lower rate in the prior year reflects a favorable settlement of certain issues under audit and the realization of credits against U.S. taxes. Additionally, in 2007 the geographic distribution of earnings increased in higher-taxed jurisdictions relative to 2006. The year-to-date income tax rate on continuing operations was 26.8% in 2007 compared to 23.4% in the prior year. The higher year-to-date income tax rate in 2007 is mainly attributable to the same items affecting the quarterly comparison, as well as an increase in the accrual for tax contingencies associated with the 2007 adoption of the FIN 48 accounting standard.

Discontinued Operations:    Net loss from discontinued operations in the first nine months of 2006 amounted to $1 million pertaining to the sale of the U.K. decorator tools business in March 2006.

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

Construction & Do-It-Yourself (‘‘CDIY ’’):    CDIY sales of $457 million during the third quarter of 2007 represented a 3% increase from $446 million in the third quarter of 2006 comprised entirely of a favorable foreign currency impact. Robust sales in Europe and Asia offset continued weakness in the U.S. Aside from the favorable foreign currency impact, the sales volume increase outside the U.S. was fostered by new product introductions and increased merchandising support for certain product lines. Sales in the Americas declined as U.S. retail and construction markets were affected by the contraction in housing. On a worldwide basis, hand tools and storage delivered strong sales growth while fastening systems was down slightly.

Year-to-date net sales were $1.336 million in 2007 as compared to $1.287 million in 2006, representing an increase of 4%. Acquisitions contributed 1%. Organic sales increased 3% including a 2% favorable foreign currency impact. The factors resulting in the CDIY nine month performance are primarily the same items discussed previously pertaining to the third quarter results, except that sales in the Americas were flat until the third quarter when U.S. housing-related market weakness became more pronounced.

Segment profit was $77 million, or 16.8% of net sales, for the third quarter of 2007, compared to $81 million, or 18.1% of net sales, in 2006. The 130 basis point decrease in the segment profit rate was attributable to un-recovered cost inflation as well as a mix shift into lower margin mechanics tools and storage products. These factors more than offset a profit improvement in the fastenings systems business. On a year-to-date basis, segment profit was $207 million, or 15.5% of net sales, compared to $203 million, or 15.8% of net sales in 2006, as fastenings systems profits improved while the decrease in the segment profit rate reflects the same matters discussed related to the third quarter.

Industrial:    Industrial sales of $300 million in the third quarter of 2007 increased 13% from $266 million during the third quarter of 2006. Volume and pricing increased a combined 8%; foreign currency 3%; and acquisitions contributed 2%. The Facom, hydraulic tools, industrial mechanics tools, and Vidmar storage businesses all exhibited strong growth. Facom benefited from successful new product introductions and improved European economic conditions. The hydraulic tools robust sales are attributable to sustained high demand for recent shear product offerings, strong international tool sales, and continued growth in steel scrap markets. Industrial mechanics tools benefited from growth in the U.S. oil, gas and aerospace industries, along with strong Latin American demand. Intensified marketing efforts including an expanded sales force contributed to the Vidmar sales volume growth.

Year-to-date net sales from continuing operations were $916 million in 2007 as compared to $841 million in 2006 representing an increase of 9%, of which 3% was attributable to favorable foreign currency. The factors resulting in the Industrial segment’s nine month performance are primarily the same items discussed previously pertaining to the third quarter results.

Industrial segment profit was $42 million, or 13.9% of net sales, for the third quarter of 2007, compared to $28.6 million, or 10.7% of net sales, in 2006. The 320 basis point improvement in segment profit was generated by sales volume leverage and Facom integration benefits, as synergy realization for this 2006 acquisition is on track. Additionally, price and productivity gains outpaced inflation.

Year-to-date segment profit for the Industrial Tools segment was $133 million, or 14.6% of net sales, for 2007, compared to $85 million, or 10.1% of net sales, for 2006. Included in 2006 were $13 million of non-recurring inventory step-up purchase accounting charges which reduced operating margin by 150 basis points. Remaining improvement in the segment profit rate was due principally to the same matters discussed with respect to the third quarter performance.

Security:    Security sales increased 24% to $374 million during the third quarter of 2007 from $301 million in the corresponding 2006 period. Acquisitions, primarily HSM, contributed 20 points of the sales increase. Organic sales grew 4% including a 2% favorable foreign currency impact. Price and volume gains in mechanical access solutions (automatic doors, hardware and locks) were partially offset by weakness in the legacy system integration business. The automatic door and commercial hardware lock businesses drove solid sales volume in mechanical access solutions attributable to national and strategic account growth. The broader security product line offering is enabling the Company to compete more effectively in the architectural bidding process to gain share in commercial construction markets. HSM had a strong third quarter while the decline in the legacy systems integration business has slowed as reverse integration continues, including improved bidding and project management disciplines. The reverse integration of the legacy systems integration operations into HSM entails a business model shift away from low profitability installation revenue to higher margin, recurring service revenue.

Year-to-date net sales from continuing operations were $1.065 billion in 2007 as compared to $871 million in 2006, an increase of 22%. Acquisitions accounted for 20 points of the increase; and organic volume increased 2%, of which 1% pertained to favorable foreign currency translation. The drivers of the year-to-date sales performance are largely consistent with the factors described in the analysis of the third quarter performance.

Security segment profit amounted to $69 million, or 18.4% of net sales, for the third quarter of 2007 as compared with $51 million, or 17.1% of net sales, in the prior year. The improvement was primarily attributable to the inclusion of HSM. Additionally, there was a favorable mix shift from the legacy security integration business to the mechanical access solutions businesses, which reflected strong margin expansion related to higher sales volumes, benefits of pricing actions, prior cost reduction and integration activities. These benefits were partially offset by the previously discussed security integration business sales volume and associated profitability declines, as well as inflation.

On a year-to-date basis, segment profit was $182 million, or 17.1% of net sales, in 2007 compared to $130 million, or 14.9% of net sales, in the prior year period. Approximately $8 million of non-recurring inventory step-up purchase accounting charges relating to the National acquisition are reflected in the 2006 results which negatively impacted segment margin by 90 basis points. The remaining improvement pertains to the same factors underlying the third quarter performance.

Restructuring

2007 Actions:    During the first three quarters of 2007, the Company initiated cost reduction initiatives in order to maintain its cost competitiveness and vitality. Severance charges of $9.2 million have been recorded relating to the reduction of approximately 450 employees. In addition to severance, $0.1 million was recorded for the closure of a merged office facility and $0.2 million for related asset impairments. Approximately $4.0 million of these charges pertained to the Construction & DIY segment; $1.2 million to the Industrial segment; $3.9 million to the Security segment; and $0.4 million to corporate overhead. Of these amounts, $8.5 million has been utilized to date, with $1.0 million of reserves remaining as of September 29, 2007.

Pre-2007 Actions:    During 2006 and 2005, the Company initiated $18.3 million of cost reduction actions in various businesses, of which $0.7 million was recorded in the first three quarters of 2007, $13.0 million was recorded in 2006 and $4.6 million was recorded in 2005. These actions were comprised of the severance of approximately 950 employees and the exit of a leased facility. Of this amount, $17.8 million has been utilized to date, offset slightly by a $0.2 million favorable currency impact, leaving $0.7 million of accrual remaining as of September 29, 2007. In addition, $0.8 million of reserves remain relating to pre-2005 actions.

Acquisition Related:    During 2006, the Company completed a consultation process with the European Works Council regarding the reorganization of its Facom and Stanley hand tools activities in Europe (the ‘‘Initiatives’’). The Initiatives propose to, among other things, implement growth strategies and reduce costs by rationalizing manufacturing, logistics, sales and support organizations. This has resulted in the severance of approximately 450 employees, the closure of two legacy Facom factories in France, as well as four legacy Facom distribution centers located in the United Kingdom, Belgium, Germany and Switzerland. Cash expenditures to be incurred for the Initiatives are estimated between $60 million and $65 million, of which $59.4 million has been recorded to the Facom purchase price allocation and $1.0 million as restructuring charges. As of September 29, 2007, $37.3 million has been utilized to date, partially offset by $1.9 million currency impact such that a $25.0 million accrual remains.

In connection with its late 2005 acquisition of National, the Company recorded $8.0 million relating to severance costs for approximately 250 employees and $0.3 million facility closure costs to the purchase price allocation. In addition, $0.2 million of facility closure costs were recorded as restructuring charges in 2006. As of September 29, 2007, the majority of this accrual has been utilized, with the excess reversed to Goodwill.

Additionally, during the first three quarters of 2007, $0.7 million of reserves were established for HSM in purchase accounting. As of September 29, 2007, $0.6 million has been utilized, leaving $0.1 million remaining. The Company also utilized $1.1 million of restructuring reserves during the first nine months of 2007 established for various minor acquisition related actions. As of September 29, 2007, $1.3 million in accruals for these small actions remains.

FINANCIAL CONDITION

Liquidity, Sources and Uses of Capital:

Operating and Investing Activities:    Cash flow from operations was $130 million in the third quarter of 2007 compared to $117 million in 2006. On a year-to-date basis, cash flow from operations was $326 million in 2007 compared to $320 million in 2006. Proceeds from receivable sales were over $40 million higher in the first nine months of 2006 versus 2007 and were minor in the third quarter of each year. The increase in operating cash flows for both the quarter and year-to-date periods is attributable to higher cash earnings (after adding back non-cash expenses, primarily depreciation and amortization), and improved inventory performance, partially offset by higher restructuring payments in 2007 and the previously mentioned impact of higher receivable sales in 2006.

Capital and software expenditures were $12 million in the third quarter of 2007 compared to $21 million in 2006. On a year-to-date basis, 2007 capital expenditures amounted to $55 million compared to $60 million for the corresponding 2006 period. The prior year reflects higher capital expenditures as fastening systems invested in its infrastructure to support operating margin and productivity improvement initiatives. Spending was also higher in 2006 for information system upgrades. The Company expects fourth quarter 2007 capital expenditures to outpace the third quarter, and future capital expenditures to increase approximately in proportion to its sales growth.

Free cash flow, as defined in the following table, was $271 million in the first nine months of 2007 compared to $260 million in the corresponding 2006 period. The Company believes free cash flow is an important measure of its liquidity, as well as its ability to fund future growth and provide a dividend to shareowners. Free cash flow does not reflect, among other items, deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions.

(Millions of Dollars)	2007	2006
Net cash provided by operating activities	$326	$320
Less: capital expenditures	39	44
Less: capitalized software	16	16
Free cash flow	$271	$260

During the third quarter of 2007, the Company invested $64 million in business acquisitions compared to $49 million in the prior year’s quarter. The primary business acquisition in the third quarter of 2007 was Innerspace, a leading make-to-order, direct-to-customer custom healthcare storage solutions business based in Grand Rapids, Michigan. For the first nine months of 2007, business acquisitions totaled $633 million including HSM, Bed Check, Innerspace and small Security segment bolt-on acquisitions, compared to 2006 acquisition spending of $568 million primarily related to the Facom and Besco businesses and $20 million of debt repayments pertaining to the 2004 acquisition of Blick.

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

The combined terms of the convertible note hedge, stock warrants, and convertible notes in substance re-establish the conversion option aspect of the convertible notes at 60% above the $54.45 market value of the Company’s common stock at inception, such that in effect the Company will retain the benefits of share price appreciation, if any, up to a market value equal to the stock warrant strike price. Additionally the Company will retain benefits of share price appreciation through the maturity of the stock purchase contract element of the Equity Unit that will entail issuance of $330 million of common shares at the higher of approximately $54.45 or market price in May, 2010. Refer to Note M, Debt, Financial Instruments and Related Equity Issuances for further detail. Under present accounting rules the entire $330 million convertible note obligation is reflected in long-term debt on the Company’s balance sheet, and the interest expense is being recognized thereon at a variable rate of 3 month LIBOR minus 3.5% (currently 2.0%) for the first three years, with the interest rate to be reset upon remarketing of the notes for the final two years they are outstanding. Such interest expense recognizable under current accounting rules will equal the cash interest payments to be made. An exposure draft issued by the FASB in August 2007, FSP APB 14-a ‘‘Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)’’, if issued in its current form, would require a portion (approximately $60 million) of the convertible notes to be reclassified to equity and accreted to interest expense over the five year term of the convertible notes. Accordingly, interest expense would be reported at the Company’s non-convertible borrowing rate at the time of issuance, an annual rate of approximately 3-month LIBOR plus 0.2% (currently 5.2%), which would result in the recognition of $12 – $13 million of additional annual non-cash interest expense, an impact of    approximately 10 cents per diluted share per year. The exposure draft proposing this change to report non-cash interest expense would be effective beginning in 2008 and would require 2007 to be restated for comparability, potentially reducing 2007 reported earnings per diluted share by approximately 8 cents. The Company believes it is reasonably possible, though not probable, that the exposure draft will be issued in its current form and with an effective date in early 2008.

Repurchases of common stock during the first nine months of 2007 amounted to $107 million including $100 million for nearly 1.7 million shares relating to the execution of a share repurchase program that was initiated and completed during the second quarter of 2007. Repurchases of common stock during the first nine months of 2006 amounted to $201 million. Management will consider additional repurchases of outstanding common stock, based on a number of factors including the level of acquisition activity, the market price of the Company’s common stock and the current financial condition of the Company.

Proceeds from the issuance of common stock and warrants during the first nine months of 2007 amounted to $90 million of which $19 million pertained to the previously discussed stock warrants issued in March 2007 associated with the HSM acquisition-related financing. The remaining $71 million proceeds from issuances in 2007 arose from employee stock option exercises, representing a $25 million increase in such activity over the prior year.

Net proceeds from short-term borrowings amounted to $13 million in the third quarter of 2007 compared to net payments of $24 million in the third quarter of 2006. The net proceeds from short-term borrowings received in the third quarter of 2007 were utilized to fund business acquisitions. On a year-to-date basis, net proceeds from short-term borrowings amounted to $146 million in 2007 compared to $86 million in 2006. The proceeds received in 2007 were used to fund a $76 million February, 2007 debt maturity, the previously discussed share repurchases, and business acquisitions. The 2006 proceeds were used mainly to fund the prior year share repurchase program.

Debt to Capital Ratio

The Company’s debt to capital ratio was 49% as of September 29, 2007. Reflecting the credit protection measures that are incorporated into the terms of the $450 million Enhanced Trust Preferred Securities (‘‘ETPS’’) issued in late 2005 and the equity characteristics of the March 20, 2007 issuance of $330 million in Equity Units, the debt to capital ratio of the Company is more fairly represented by apportioning 50% of the ETPS issuance and 75% of the Equity Unit issuance to equity when making the ratio calculation. The resulting equity-content-adjusted debt to capital ratio from these apportionments is 34% as of September 29, 2007. The equity content adjustments to reported debt are consistent with the treatment accorded these securities by the nationally recognized statistical ratings organizations that rate the Company’s debt securities, and accordingly the equity-content-adjusted debt to capital ratio is considered a relevant measure of its financial condition.

The following table reconciles the debt to capital ratio computed with reported debt and equity to the same measure after the equity content adjustments attributed to the ETPS and Equity Unit securities:

$ in millions	Reported on Balance Sheet (GAAP)	ETPS 50% Equity Content Adjustment	Equity Units 75% Equity Content Adjustment	As Adjusted for Equity Content (Non-GAAP)
Debt	$1,608	($225)	($247)	$1,136
Equity	$1,695	$225	$247	$2,167
Capital (debt + equity)	$3,303	—	—	$3,303
Debt to capital ratio	49%	—	—	34%

Contractual Obligations:    The following summarizes the Company’s significant contractual obligations and commitments that impact its liquidity as of September 29, 2007:

	Payments Due by Period
(Millions of Dollars)	Total	2007	2008-2009	2010-2011	Thereafter
Long-term debt	$1,373	$156	$19	$215	$983
Interest payments on long-term debt(a)	359	23	108	95	133
Operating leases	122	30	43	23	26
Derivatives(b)	74	—	35	32	7
Deferred compensation*	40	5	10	12	13
Equity Purchase Contract Fees	46	4	34	8	—
Material purchase commitments	25	15	10	—	—
Outsourcing and other obligations	40	15	19	5	1
Pension funding obligations(c)	4	4	—	—	—
Total contractual cash obligations	$2,083	$252	$278	$390	$1,163

(a)	Future interest payments on long-term debt reflect the applicable fixed interest rate or the variable interest rate in effect at September 29, 2007 for floating rate debt.
(b)	Future cash flows on derivative financial instruments reflect the fair value as of September 29, 2007. The ultimate cash flows on these instruments will differ, perhaps significantly, based on applicable market interest and foreign currency rates at their maturity.
(c)	The Company anticipates that funding of its pension and postretirement benefit plans in 2007 will approximate $17 million, of which approximately $4 million will occur in the fourth quarter. That amount principally represents contributions either required by regulations or laws or, with respect to unfunded plans, necessary to fund current benefits. The Company has not presented estimated pension and postretirement funding in the table above beyond 2007 as funding can vary significantly from year to year based upon changes in the fair value of the plan assets, actuarial assumptions, or curtailment/settlement actions.
*	Amounts reported are as of December 30, 2006. No significant changes occurred during the first nine months of 2007.

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

There have been no other significant changes in the Company’s critical accounting estimates during the first nine months of 2007. Refer to the ‘‘Other Matters’’ section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 for a discussion of the other critical accounting estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the Company’s exposure to market risk during the first nine months of 2007. For discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s Form 10-K for the year ended December 30, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e)), as of September 29, 2007, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer have concluded that, as of September 29, 2007, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic Securities and Exchange Commission filings. There has been no change in the Company’s internal controls that occurred during the first nine months of 2007 that have materially affected or are reasonably likely to materially affect the registrant’s internal control over financial reporting. During the first nine months of 2007, the Company invested approximately $630 million in the acquisition of businesses. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of these recently acquired businesses. As part of its ongoing integration activities, the Company is continuing to incorporate its controls and procedures into these recently acquired businesses.

CAUTIONARY STATEMENT
Under the Private Securities Litigation Reform Act of 1995

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical, including, but not limited to, the statements regarding the Company’s ability to: (i) dispose of various legal proceedings without material adverse effect on operations or financial condition of the Company; (ii) execute its strategy to build a growth platform in security; (iii) achieve essentially neutral 2007 earnings for the HSM acquisition, increasing to 20 to 25 cents per diluted share earnings in 2009; (iv) limit commodity and freight cost inflation impact to approximately $65 – $70 million inclusive of the China VAT issue for full year 2007; (v) increase fourth quarter 2007 capital expenditures above third quarter levels and maintain future capital expenditures approximately in proportion to the Company’s sales growth; and (vi) limit costs to fund pension and post retirement benefit plans in 2007 to approximately $17 million ($4 million in the fourth quarter), are forward looking statements and are based on current expectations.

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

The Company’s ability to deliver the results described above (the ‘‘Results’’) is dependent on: (i) the Company’s ability to successfully integrate HSM and other recent acquisitions, as well as future acquisitions, while limiting associated costs; (ii) the Company’s ability to continue to deliver cost reductions and profit improvement in its Fastening Systems business; (iii) the success of the Company’s efforts to negotiate lease terminations related to its European reorganization within established parameters; (iv) the Company’s ability to minimize the costs to relocate equipment and inventory; (v) the Company’s ability to complete the Fastening and European reorganizations within anticipated time frames; (vi) the success of the Company’s efforts to expand its tools and security businesses; (vii) the Company’s success at new product development and introduction and identifying and developing new markets; (viii) the success of the Company’s efforts to manage freight costs, steel and other commodity costs; (ix) the success of the Company’s efforts to sustain or increase prices in order to, among other things, offset or mitigate the impact of steel, freight, energy, non-ferrous commodity and other commodity costs and other inflation increases; (x) the Company’s ability to reduce its costs, increase its prices, change the manufacturing location or find alternate sources for products made in China in order to mitigate the impact of an increase in the VAT rate applicable to products the Company makes or purchases in China; (xi) the Company’s ability to generate free cash flow and maintain a strong debt to capital ratio; (xii) the Company’s ability to identify and effectively execute productivity improvements and cost reductions while minimizing any associated restructuring charges; (xiii) the Company’s ability to obtain favorable settlement of routine tax audits; (xiv) the ability of the Company to generate earnings sufficient to realize future income tax benefits during periods when temporary differences become deductible; (xv) the continued ability of the Company to access credit markets under satisfactory terms; and (xvi) the Company’s ability to negotiate satisfactory payment terms under which the Company buys and sells goods, materials and products.

The Company’s ability to deliver the Results is also dependent upon: (i) the continued success of the Company’s marketing and sales efforts; (ii) the success of recruiting programs and other efforts to maintain or expand overall Mac Tools truck count versus prior years; (iii) the ability of the Company to maintain or improve production rates in the Company’s manufacturing facilities, respond to significant changes in product demand and fulfill demand for new and existing products; (iv) the ability to continue successfully managing and defending claims and litigation; (v) the Company’s ability to continue improvements in working capital; (vi) the success of the Company’s efforts to mitigate any cost increases generated by, for example, continued increases in the cost of energy or significant Chinese Renminbi or other currency appreciation; and (vii) the geographic distribution of the Company’s earnings.

The Company’s ability to achieve the Results will also be affected by external factors. These external factors include: pricing pressure and other changes within competitive markets; the continued consolidation of customers particularly in consumer channels; inventory management pressures on the Company’s customers; increasing competition; changes in trade, monetary, tax and fiscal policies and laws; inflation; currency exchange fluctuations; the impact of dollar/foreign currency exchange and interest rates on the competitiveness of products and the Company’s debt program; the strength of the U.S. economy; and the impact of events that cause or may cause disruption in the Company’s manufacturing, distribution and sales networks such as war, terrorist activities, political unrest and recessionary or expansive trends in the economies of the world in which the Company operates.

Unless required by applicable securities laws, the Company undertakes no obligation to publicly update or revise any forward looking statements to reflect events or circumstances that may arise after the date hereof. Readers are advised, however, to consult any further disclosures made on related subjects in the Company’s reports filed with the Securities and Exchange Commission.

PART II — OTHER INFORMATION

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors as disclosed in the Company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2007.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended September 29, 2007:

2007	(a) Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that may yet be Purchased Under the Program
July 1 – August 4	—	—	—	—
August 5 – September 1	84	$56.41	—	—
September 2 – September 29	—	—	—	—
	84	$56.41	—

As of September 29, 2007, approximately 2.4 million shares of common stock remain authorized for repurchase under a prior authorization by the board of directors. The Company may continue to repurchase shares in the open market or through privately negotiated transactions from time to time pursuant to this prior authorization to the extent management deems warranted based on a number of factors, including the level of acquisition activity, the market price of the Company’s common stock and the current financial condition of the Company.

(a)	This column consists of shares of common stock that were deemed surrendered to the Company by participants in various of the Company’s benefit plans to satisfy the taxes related to the vesting or delivery of a combination of restricted share units and long-term incentive shares under those plans.

ITEM 6.     EXHIBITS

3(ii)	The Stanley Works Bylaws as amended July 20, 2007 (incorporated by reference to the Company’s Current Report on Form 8-K dated July 20, 2007).
10(i)	Summary of Material Terms of Special Bonus Program
10(ii)	Amendment to Employment Contract with Thierry Paternot dated July 11, 2007
11	Statement re Computation of Per Share Earnings (the information required to be presented in this exhibit appears in Note C to the Company’s Condensed Consolidated Financial Statements set forth in this Quarterly Report on Form 10-Q).
31(i)	(a) Certification by Chairman and Chief Executive Officer pursuant to Rule 13a-14(a)
(b) Certification by Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a)
32(i)	Certification by Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(ii)	Certification by Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE STANLEY WORKS
Date: October 29, 2007	By:	/s/ James M. Loree
James M. Loree Executive Vice President and Chief Financial Officer (Principal Financial Officer)