Form 10-K
period 2007-12-29
STANLEY WORKS
filed 2008-02-25
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

   X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2007

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

Yes            No    X

As of June 30, 2007, the aggregate market values of voting common equity held by non-affiliates of the registrant was $4,981,797,897 based on the New York Stock Exchange closing price for such shares on that date. On February 15, 2008, the registrant had 78,274,252 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year are incorporated by reference in Part III of the Annual Report on Form 10-K.

FORM 10-K

PART I

ITEM 1.	BUSINESS

1(a) GENERAL DEVELOPMENT OF BUSINESS

(i) General. The Stanley Works (‘‘Stanley’’ or the ‘‘Company’’) was founded in 1843 by Frederick T. Stanley and incorporated in 1852. Stanley is a diversified worldwide supplier of tools and engineered solutions for professional, industrial and construction and do-it-yourself use, and security solutions for commercial applications. Stanley® is a brand recognized around the world for quality and value.

Net sales from continuing operations have increased from $2.5 billion in 2003 to $4.5 billion in 2007 reflecting execution of the Company’s profitable growth and diversification strategy. The growth in net sales from continuing operations predominantly relates to acquisitions, particularly in branded tools and security solutions, partially offset by the 2004 divestitures of the entry door and home décor businesses. Refer to Note F Acquisitions of the Notes to the Consolidated Financial Statements in Item 8 for a discussion of acquisitions over the past three years. In 2007, Stanley employed approximately 18,400 people worldwide. The Company’s principal executive office is located at 1000 Stanley Drive, New Britain, Connecticut 06053 and its telephone number is (860) 225-5111.

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

1(c) NARRATIVE DESCRIPTION OF BUSINESS

The Company’s operations are classified into three business segments: Construction & Do-It-Yourself, Industrial and Security.

Construction & DIY

The Construction & Do-It-Yourself (‘‘CDIY’’) segment manufactures and markets hand tools, consumer mechanics tools, storage systems, pneumatic tools, fasteners, and electronic leveling and measuring tools. These products are sold primarily to professional end users and distributed through retailers (including home centers, mass merchants, hardware stores, and retail lumber yards). Hand tools include measuring and leveling tools, planes, hammers, demolition tools, knives and blades, screwdrivers, saws, chisels, consumer tackers and staples, as well as electronic leveling and measuring devices. Consumer mechanics tools include wrenches, sockets, metal tool boxes and cabinets. Storage units include plastic tool boxes and storage systems. Pneumatic tools and fasteners are used for construction, remodeling, furniture making, pallet manufacturing and other applications involving the attachment of wooden materials. Electronic leveling and measuring tools include laser and optical leveling and measuring devices and accessories utilized primarily by contractors, surveyors, engineers and other professionals and do-it-yourself individuals.

Industrial

The Industrial segment manufactures and markets: professional mechanics tools and storage systems; plumbing, heating, air conditioning and roofing tools; hydraulic tools and accessories; assembly tools and systems; and specialty tools (Stanley supply and services). These products are sold to industrial customers and distributed primarily through third party distributors as well as through direct sales forces.

Professional mechanics tools and storage include wrenches, sockets, electronic diagnostic tools, tool boxes and high-density industrial storage and retrieval systems. Plumbing, heating, air conditioning and roofing tools include pipe wrenches, pliers, press fitting tools, and tubing cutters. Hydraulic tools and accessories include hand-held hydraulic tools and accessories used by contractors, utilities, railroads and public works as well as mounted demolition hammers and compactors designed to work on skid steer loaders, mini-excavators, backhoes and large excavators. Assembly tools and systems include electric and pneumatic assembly tools. These are high performance precision tools, controllers and systems for tightening threaded fasteners used chiefly by vehicle manufacturers. Stanley supply and services distributes specialty tools for assembling, repairing and testing electronic equipment.

Security

The Security segment is a provider of access and security solutions primarily for retailers, educational, financial and healthcare institutions, as well as commercial, governmental and industrial customers. The Company provides an extensive suite of mechanical and electronic security products and systems, and a variety of security services including security integration systems, software, related installation, maintenance, monitoring services, automatic doors, door closers, exit devices, hardware (includes hinges, gate hardware, cabinet pulls, hooks, braces and shelf brackets) and locking mechanisms. Security products are sold primarily on a direct sales basis as well as, in certain instances, through third party distributors.

Competition

The Company competes on the basis of its reputation for product quality, its well-known brands, its commitment to customer service, strong customer relationships, the breadth of its product lines and its emphasis on product innovation.

The Company encounters active competition in all of its businesses from both larger and smaller companies that offer the same or similar products and services or that produce different products appropriate for the same uses. The Company has a large number of competitors; however, aside from a small number of competitors in the consumer hand tool and consumer hardware businesses who produce a range of products somewhat comparable to the Company’s, the majority of its competitors compete only with respect to one or more individual products or product lines in that segment. Certain large customers offer private label brands (‘‘house brands’’) that compete across a wider spectrum of the Company’s product offerings. The Company is one of the largest manufacturers of hand tools in the world, featuring a broader line of products than any other toolmaker. The Company is a significant manufacturer of pneumatic fastening tools and related fasteners for the construction, furniture and pallet industries as well as a leading manufacturer of hand-held hydraulic tools used for heavy construction, railroad, utilities and public works. The Company also believes that it is among the largest direct providers of access security integration and alarm monitoring services in North America.

Several of the Company’s largest retail customers have elected to compete with the Company by developing house brands and sourcing competing products (generally from low cost countries).

Customers

A substantial portion of the Company’s products are sold to home centers and mass merchants in the U.S. and Europe. A consolidation of retailers both in North America and abroad has occurred over time. While this consolidation and the domestic and international expansion of these large retailers provide the Company with opportunities for growth, the increasing size and importance of individual customers creates a certain degree of exposure to potential volume loss. The loss of certain of the larger home centers or mass merchants as customers could have a material adverse effect on the Company until either such customers were replaced or the Company made the necessary adjustments to compensate for the loss of business.

Despite the trend toward customer consolidation, the Company has been able to maintain a diversified customer base and has decreased customer concentration risk over the past years, as sales from continuing operations in markets outside of the home center and mass merchant distribution channels have grown at a greater rate through a combination of efforts to broaden the customer base, primarily in the Security and Industrial segments. In this regard, sales to the Company’s largest customer as a percentage of total sales have decreased from 22% in 2002 to 8% in 2007.

Raw Materials

The Company’s products are manufactured using both ferrous and non-ferrous metals including, but not limited to steel, aluminum, zinc, brass, copper and nickel, as well as resin. Additionally, the Company uses other commodity based materials for components and packaging including, but not limited to, plastics, wood, and other corrugated products. The raw materials required are procured globally and available from multiple sources at competitive prices.  The Company has annual or quarterly spot contracts with many of its preferred suppliers of raw material and energy. Certain commodity prices, particularly energy related and non-ferrous metals, are expected to remain volatile in 2008. The Company does not anticipate difficulties in obtaining supplies for any raw materials or energy used in its production processes.

Backlog

Due to short order cycles and rapid inventory turnover in most of the Company’s CDIY and Industrial businesses, backlog is generally not considered a significant indicator of future performance. At February 2, 2008, the Company had approximately $368 million in unfilled orders compared with $347 million in unfilled orders at February 3, 2007. All of these orders are reasonably expected to be filled within the current fiscal year. Most customers place orders for immediate shipment and as a result, the Company produces primarily for inventory, rather than to fill specific orders.

Patents and Trademarks

No business segment is dependent, to any significant degree, on patents, licenses, franchises or concessions and the loss of these patents, licenses, franchises or concessions would not have a material adverse effect on any of the business segments. The Company owns numerous patents, none of which individually is material to the Company’s operations as a whole. These patents expire at various times over the next 20 years. The Company holds licenses, franchises and concessions, none of which individually or in the aggregate are material to the Company’s operations as a whole. These licenses, franchises and concessions vary in duration, but generally run from one to 20 years.

The Company has numerous trademarks that are used in its businesses worldwide. The STANLEY® and STANLEY in a notched rectangle design trademarks are material to all three business segments. These well-known trademarks enjoy a reputation for quality and value and are among the world’s most trusted brand names. The Company’s tagline, ‘‘Make Something Great™’’ is the centerpiece of the brand strategy for all segments. The Bostitch®, Atro®, Besco® , Powerlock®, Tape Rule Case Design (Powerlock), FatMax®, FatMax® Xtreme™, FatMax® XL™ CST/Berger™, and Zag®, are material to the CDIY segment. LaBounty®, MAC®, Proto®, Jensen®, Vidmar®, Blackhawk™ by Proto®, National®, Facom®, Virax® and USAG® trademarks are material to the Industrial segment. In the Security segment, the BEST®, HSM®, Blick®, Frisco Bay®, Safemasters®, and Sargent and Greenleaf® trademarks are material. The terms of these trademarks vary, typically, from 10 to 20 years, with most trademarks being renewable indefinitely for like terms.

Environmental Regulations

The Company is subject to various environmental laws and regulations in the U.S. and foreign countries where it has operations. Future laws and regulations are expected to be increasingly stringent and will likely increase the Company’s expenditures related to environmental matters.

The Company is a party to a number of proceedings before federal and state regulatory agencies relating to environmental remediation. Additionally, the Company, along with many other companies, has been named as a potentially responsible party (‘‘PRP’’) in a number of administrative proceedings for the remediation of various waste sites, including sixteen active Superfund sites. Current laws potentially impose joint and several liabilities upon each PRP. In assessing its potential liability at these sites, the Company has considered the following: whether responsibility is being disputed, the terms of existing agreements, experience at similar sites, and the Company’s volumetric contribution at these sites.

The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of December 29, 2007, the Company had reserves of $30 million for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable.

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

Employees

At December 29, 2007, the Company had approximately 18,400 employees, nearly 9,600 of whom were employed in the U.S. Approximately 800 U.S. employees are covered by collective bargaining agreements negotiated with 17 different local labor unions who are, in turn, affiliated with approximately 6 different international labor unions. The majority of the Company’s hourly-paid and weekly-paid employees outside the U.S. are not covered by collective bargaining agreements. The Company’s labor agreements in the U.S. expire in 2008, 2009, 2010 and 2011. There have been no significant interruptions or curtailments of the Company’s operations in recent years due to labor disputes. The Company believes that its relationship with its employees is good.

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

Continued deterioration of the US housing and construction markets or downturns in these markets in Europe or Asia could have a material adverse effect on the Company’s business.

Approximately 24% of 2007 sales were in the Americas region in the Construction and Do-It-Yourself segment. This portion of the Company’s business has been adversely affected by the decline in the U.S. housing and general construction markets, though European and Asian sales in this segment were robust in 2007. It is possible this softness in U.S markets will be prolonged and to the extent it persists there is likely to be an unfavorable impact on sales and earnings. Further deterioration of these domestic housing and construction markets in the Americas or downturns in these markets in Europe and Asia could reduce demand for Company products and therefore have a material adverse effect on sales and earnings. In addition, in the event economic conditions worsen, it is possible certain customers’ credit-worthiness may decline resulting in increased write-offs of customer receivables.

The Company’s growth and repositioning strategies include acquisitions. The Company’s recent acquisitions may not further its strategies and the Company may not be able to identify suitable future acquisition candidates.

In 2002, the Company embarked on a growth strategy to shift its business portfolio toward favored growth markets through acquisitions and divestitures, and thereby reduce the risk associated with large customer concentrations. The strategy has been advanced over the last five years with the sales of the Company’s residential entry door and home décor businesses, and the acquisition of a number of companies, including HSM Electronic Protection Services, Inc. (‘‘HSM’’), Facom S.A. (‘‘Facom’’), National Manufacturing Co. (‘‘National’’), Besco Pneumatic Corporation (‘‘Besco’’), Best Lock Corporation and its affiliates (‘‘Best Access’’), Chicago Steel Tape Co. and affiliates (‘‘CST/Berger’’), Blick plc (‘‘Blick’’), Frisco Bay Industries Ltd (‘‘Frisco Bay’’), ISR Solutions, Inc. (‘‘ISR’’), Security Group, Inc. (‘‘Security Group’’) and Precision Hardware, Inc. (‘‘Precision’’).

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

In addition, there can be no assurance that the Company will be able to successfully identify suitable future acquisition candidates, negotiate appropriate terms, obtain the necessary financing, complete the transactions or successfully integrate the new companies as necessary to continue its growth and repositioning strategies.

The Company’s acquisitions may result in certain risks for its business and operations.

The Company has made a number of acquisitions in the past three years, including, but not limited to: InnerSpace in July 2007, HSM in January 2007, Besco in July 2006, Facom in January 2006, National in November 2005, Precision in May 2005, and Security Group in January 2005. The Company may make additional acquisitions in the future. Acquisitions involve a number of risks, including:

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

Failure to effectively consummate or manage future acquisitions may adversely affect the Company’s existing businesses and harm its operational results. The Company is still in the process of integrating the businesses and operations of Facom, National, Besco, HSM, InnerSpace and other acquisitions with its existing businesses and operations. The Company cannot ensure that such integrations will be successfully completed, or that all of the planned synergies will be realized.

The Company may incur significant additional indebtedness, or issue additional equity securities, in connection with future acquisitions which may restrict the manner in which it conducts business. The potential issuance of such securities may limit the Company’s ability to implement elements of its growth strategy and may have a dilutive effect on earnings.

As more fully described in Item 7 and Note I Long-Term Debt and Financing Arrangements of the Notes to the Consolidated Financial Statements in Item 8, the Company issued $450 million of Enhanced Trust Preferred Securities through its Trust subsidiary in 2005, the net proceeds of which were used to finance a portion of the acquisitions of Facom and National. In March 2007, the Company completed concurrent offerings of Floating Rate Equity Units and 5% Senior Notes due 2010, the net proceeds of which were used to finance a portion of the acquisition of HSM. In addition, the Company has a five year revolving credit agreement, enabling borrowings up to $550 million; this agreement includes provisions that allow designated subsidiaries to borrow up to $250 million in Euros and Pounds Sterling, which may be available to, among other things, fund acquisitions.

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

Further tightening of credit markets could adversely affect the Company by limiting the Company’s or its customers’ ability to borrow or otherwise obtain cash.

The Company’s growth plans are dependent on, among other things, the availability of funding to support corporate initiatives and complete appropriate acquisitions and the ability to increase sales of existing product lines. While the Company has not encountered difficulties to date, the tightening of credit markets could make it more difficult for the Company to borrow or otherwise obtain the cash required for significant new corporate initiatives and acquisitions. In addition, a large portion of the Company’s products are sold to professionals in the commercial construction industry. To the extent a continued tightening of credit markets results in reduced commercial construction activity, there could be an adverse impact on sales.

The Company is exposed to market risk from changes in foreign currency exchange rates which could negatively impact profitability.

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

The Company sources significant products from China and other Asian low cost countries for resale in other regions. To the extent the RMB or these other currencies appreciate with respect to the U.S. dollar, the Company may experience cost increases on such purchases. While the 7% appreciation of the RMB during 2007 has not as yet generated material cost increases for products sourced from China, further significant appreciation of the RMB or other currencies in countries where the Company sources product could adversely impact profitability. The Company may not be successful at implementing customer pricing or other actions in an effort to mitigate the related cost increases.

The Company’s business is subject to risks associated with sourcing and manufacturing overseas.

The Company imports large quantities of finished goods, components and raw materials. Substantially all of its import operations are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements, bilateral actions or, in some cases (e.g., anti-dumping tariffs), unilateral action. In addition, the countries in which the Company’s products and materials are manufactured or imported from may from time to time impose additional quotas, duties, tariffs or other restrictions on its imports (including restrictions on manufacturing operations) or adversely modify existing restrictions. Imports are also subject to unpredictable foreign currency variation which may increase the Company’s cost of goods sold. Adverse changes in these import costs and restrictions, or the Company’s suppliers’ failure to comply with customs regulations or similar laws, could harm the Company’s business.

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

Large customer concentrations and related customer inventory adjustments may negatively impact sales, results of operations and cash flows.

The Company has certain significant customers, particularly home centers and major retailers such as The Home Depot, Lowe’s and Wal-Mart, although no one customer represents more than 10% of consolidated net sales. The loss or material reduction of business from, or the lack of success of sales initiatives for the Company’s products related to, any such significant customer could have a material adverse impact on the Company’s results of operations and cash flows.

In addition, unanticipated inventory adjustments by such customers can have a negative impact on sales. For example, severe inventory adjustments taken by certain large North American home center customers in December 2005 negatively impacted sales by approximately $30 million versus normal levels. While the Company did not experience such a significant impact from customer inventory adjustments in late 2006 or 2007, they may re-occur in the future.

Customer consolidation could have a material adverse effect on the Company’s business.

A substantial portion of the Company’s products in the CDIY and Industrial segments are sold through home centers and mass merchant distribution channels. A consolidation of retailers in both North America and abroad has occurred over time and the increasing size and importance of individual customers creates risk of exposure to potential volume loss. The loss of certain larger home centers as customers would have a material adverse effect on the Company’s business until either such customers were replaced or the Company made the necessary adjustments to compensate for the loss of business.

If the Company were required to write down all or part of its goodwill, indefinite-lived tradenames, or other definite-lived intangible assets, its net income and net worth could be materially adversely affected.

As a result of acquisitions, the Company has $1.5 billion of goodwill, $322 million of indefinite-lived tradenames, and $393 million of definite-lived intangible assets recorded on its Consolidated Balance Sheet at December 29, 2007. The Company is required to periodically, at least annually, determine if its goodwill or indefinite-lived tradenames have become impaired, in which case it would write down the impaired portion of the intangible asset. The definite-lived intangible assets, including customer relationships, are amortized over their estimated useful lives; such assets are also evaluated for impairment when appropriate. Impairment of intangible assets may be triggered by developments outside the Company’s control, such as technological change, intensified competition or other matters causing a decline in expected future cash flows. If the Company were required to write down all or part of its goodwill, indefinite-lived tradenames, or other definite-lived intangible assets, its net income and net worth could be materially adversely affected.

Ultimate income tax payments may differ from amounts currently recorded by the Company.  Future tax law changes may materially increase the Company’s prospective income tax expense.

The Company is subject to income taxation in the United States as well as numerous foreign jurisdictions. Judgment is required in determining the Company’s worldwide income tax provision and accordingly there are many transactions and computations for which the final income tax determination is uncertain. The Company is routinely audited by income tax authorities in many tax jurisdictions. Although management believes the recorded tax estimates are reasonable, the ultimate outcome from any audit (or related litigation) could be materially different from amounts reflected in the Company’s income tax provisions and accruals. Future settlements of income tax audits may have a material effect on earnings between the period of initial recognition of tax estimates in the financial statements and the point of ultimate tax audit settlement. Additionally, it is possible that future income tax legislation may be enacted that could have a material impact on the Company’s worldwide income tax provision beginning with the period that such legislation becomes effective. Also, while a reduction in statutory rates would result in a favorable impact on future net earnings, it would require an initial write-down of any deferred tax assets in the related jurisdiction.

The Company’s failure to continue to successfully avoid, manage, defend, litigate and accrue for claims and litigation could negatively impact its results of operations or cash flows.

As described in further detail in Items 1 and 3 and Note S Contingencies of the Notes to the Consolidated Financial Statements in Item 8, the Company is exposed to and becomes involved in various litigation matters arising out of the ordinary routine conduct of its business, including, from time to time, actual or threatened litigation relating to such items as commercial transactions, product liability, workers compensation, the Company’s distributors, intellectual property claims, regulatory actions and environmental matters. There can be no assurance that the Company will be able to continue to successfully avoid, manage and defend such matters. In addition, given the inherent uncertainties in evaluating certain exposures, actual costs to be incurred in future periods may vary from the Company’s estimates for such contingent liabilities.

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

The Stanley Fulfillment System (‘‘SFS’’) is a continuous operational improvement process applied to many aspects of the Company’s business such as procurement, quality in manufacturing, maximizing customer fill rates, integrating acquisitions and other key business processes. In the event the Company is not successful in effectively applying the SFS disciplines to its key business processes its ability to compete and future earnings could be adversely affected.

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

The performance of the Company’s businesses may suffer if its computer systems are disrupted or cease to operate effectively, or if planned upgrades to computer systems are not implemented smoothly.

The Company relies heavily on computer systems to manage and operate its businesses, and record and process transactions. Computer systems are important to production planning, customer service and order fulfillment among other business-critical processes. Consistent and efficient operation of the computer hardware and software systems is imperative to the successful sales and earnings performance of the various businesses in many countries.

Despite efforts to prevent such situations, the Company’s systems may be affected by damage or interruption from, among other matters, power outages, computer viruses, or security breaches. Computer hardware and storage equipment that is integral to efficient operations, such as email, telephone and other functionality, is concentrated in certain physical locations in the various continents in which the Company operates. Management believes it has effective disaster recovery plans and that it is unlikely there would be more than a short-lived disruption to its computer systems due to these physical concentrations of computer equipment, or from potential occurrences of damage and interruption. However, it is reasonably possible that results could be adversely impacted if equipment outages were prolonged due to an unusually serious event. In addition, the Company is in the process of planning and implementing system conversions to SAP version 6.0 (‘‘SAP’’) to provide a common platform across most of its businesses. The implementations from legacy systems to SAP will occur in carefully managed stages over a period of three years in the Americas, and ultimately thereafter in Europe and Asia. Management believes the planned system conversions are cost-beneficial and will further enhance productivity in its operations. There can be no assurances that expected expense synergies will be achieved or that there will not be delays to the expected timing. It is possible the costs to complete the system conversions may exceed current expectations, and that significant costs may be incurred that will require immediate expense recognition as opposed to capitalization. The risk of disruption to key operations is increased when complex system changes such as the SAP conversions are undertaken. If systems fail to function effectively, or become damaged, operational delays may ensue and the Company may be forced to make significant expenditures to remedy such issues. Any significant disruption in the Company’s computer operations could have a material adverse impact on our business and results of operations.

If the investments in employee benefit plans do not perform as expected, the Company may have to contribute additional amounts to these plans, which would otherwise be available to cover operating and other expenses. Certain U.S. employee benefit plan expense is affected by the market value of the Company’s common stock.

As described in further detail in Note M Employee Benefit Plans of the Notes to the Consolidated Financial Statements in Item 8, the Company sponsors pension and other post retirement defined benefit plans, as well as an Employee Stock Ownership Plan (‘‘ESOP’’) under which the primary U.S. defined contribution and 401(k) plans are funded. The Company’s defined benefit plan assets are currently invested in equity securities, bonds and other fixed income securities, and money market instruments. The Company’s funding policy is to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with applicable law which require, among other things, that the Company make cash contributions to under-funded pension plans. The Company expects to contribute approximately $15 million to its pension and other post retirement defined benefit plans in 2008.

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

Overall ESOP expense is affected by the market value of Stanley stock on the monthly dates when shares are released, among other factors. Net ESOP expense amounted to $2 million in each of the years 2007, 2006 and 2005. While the average market value of shares released increased from $46.41 in 2005 to $56.04 in 2007, other elements of ESOP expense, including a gradual reduction in the number of shares released annually from the trust, offset the favorable impact of the higher share price.  ESOP expense could increase in the future if the market value of the Company’s common stock declines.

The Company provides a 5% guaranteed rate of return on participant contributions made to the tax deferred 401(K) savings plan prior to July 1998 when all contributions were invested in Stanley common stock. The value of the shares purchased by participants prior to July 1998 along with the 5% cumulative guaranteed rate of return on Stanley common stock is known as an Investment Protection Account (‘‘IPA’’). Beginning in July 1998, the investment options for plan participant contributions were enhanced to include a variety of investment funds in addition to the Company’s common stock, and there is no guaranteed rate of return to participants on any contributions made after that time. The IPA guarantee is included in the actuarial valuation of the ongoing U.S. pension plan. Payments related to the IPA guarantees, if they have any value, would be made to participants over a period of many years generally as they retire. In the event the market value of Stanley common stock declines below $43.59 (which is the stock price at which there was a settlement of this liability) additional costs may be triggered by the IPA benefit guarantee.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of December 29, 2007, the Company and its subsidiaries owned or leased material facilities (facilities over 50,000 square feet) for manufacturing, distribution and sales offices in 17 states and 14 foreign countries. The Company believes that its material facilities are suitable and adequate for its business.

Certain properties are utilized by more than one segment and in such cases the property is reported in the segment with highest usage.

Material facilities owned by the Company and its subsidiaries follow:

CDIY

Clinton and New Britain, Connecticut; Shelbyville, Indiana: East Greenwich, Rhode Island; Cheraw, South Carolina; Pittsfield, Vermont; Richmond, Virginia; Smiths Falls, Canada; Hellaby, England; Besancon Cedex, France; Puebla, Mexico; Jiashan City and Langfang, Peoples Republic of China; Wroclaw, Poland and Amphur Bangpakong, Thailand.

Industrial

Phoenix, Arizona; Dallas, Texas; Two Harbors, Minnesota; Columbus, Georgetown and Sabina, Ohio; Allentown, Pennsylvania; Pecky, Czech Republic; Arbois, Epernay, Ezy Sur Eure, Laissey, Morangis, Nevers, and Villeneuve Le Roi, France; Fano, Gemonio and Monvalle, Italy; and Taichung Hsien, Taiwan.

Security

Farmington, Connecticut; Sterling and Rock Falls, Illinois; Indianapolis, Indiana; Nicholasville, Kentucky; Coburg, Canada; Nueva Leon, Mexico; and Xiaolan, Peoples Republic of China

Material facilities leased by the Company and its subsidiaries follow:

Corporate Offices

New Britain, Connecticut.

CDIY

New Britain, Connecticut; Miramar, Florida; Watseka, Illinois; Fishers, Indiana; Kannapolis, North Carolina; Somerton, Australia; Mechelen, Belgium; Oakville and Smiths Falls, Canada; Northampton, England; Karmiel and Migdal, Israel.

Industrial

Kentwood, Michigan; Highland Heights and Westerville, Ohio; Milwaukie, Oregon; Smiths Falls, Canada; Morangis, France; Biassono and Figino Serenza, Italy and Pietermaritzburg, South Africa.

Security

Noblesville, Indiana

The aforementioned material facilities not being used by the Company include:

CDIY

Richmond, Virginia (owned) and one of the two properties located in Amphur Bangpakong, Thailand (owned).

Industrial

Villeneuve Le Roi, France (owned).

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

No matter was submitted during the fourth quarter of 2007 to a vote of security holders.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed and traded on the New York Stock Exchange, Inc. (‘‘NYSE’’) under the abbreviated ticker symbol ‘‘SWK’’, and is a component of the Standard & Poor’s (‘‘S&P’’) 500 Composite Stock Price Index. The Company’s high and low quarterly stock prices on the NYSE for the years ended December 29, 2007 and December 30, 2006 follow:

	2007			2006
	High	Low	Dividend Per Common Share	High	Low	Dividend Per Common Share
QUARTER:
First	$58.99	$49.95	$0.30	$53.13	$47.00	$0.29
Second	$63.68	$54.63	$0.30	$54.59	$44.61	$0.29
Third	$64.25	$52.41	$0.31	$50.81	$41.60	$0.30
Fourth	$58.99	$47.01	$0.31	$53.48	$46.58	$0.30
Total			$1.22			$1.18

As of February 15, 2008, there were 12,462 holders of record of the Company’s common stock.

Information required by Item 201(d) of Regulation S-K concerning securities authorized for issuance under equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K.

The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the three months ended December 29, 2007:

2007	(a) Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Plan or Program	Maximum Number Of Shares That May Yet Be Purchased Under The Program
September 30 – November 3	584	$55.86	—	—
November 4 – December 1	927,042	$49.97	—	—
December 2 – December 29	1,060,693	$51.41	—	—
	1,988,319	$50.74	—	—

During the fourth quarter of 2007, the Company repurchased $100 million of its common stock virtually completing its prior share authorization. On December 12, 2007 the Company announced that its board of directors adopted a resolution authorizing repurchase, from time to time, of up to 10.0 million shares of the Company’s common stock. As of December 29, 2007, these 10.0 million shares of common stock remain authorized for repurchase. The Company may continue to repurchase shares in the open market or through privately negotiated transactions from time to time pursuant to this prior authorization to the extent management deems warranted based on a number of factors, including the level of acquisition activity, the market price of the Company’s common stock and the current financial condition of the Company.

(a)	This column includes 18,202 shares of common stock that were deemed surrendered to the Company by participants in various of the Company’s benefit plans to satisfy the taxes related to the vesting or delivery of a combination of time vesting restricted share units and shares underlying long-term incentive awards under those plans. The remaining balance in this column relates to the previously mentioned stock repurchase.

ITEM 6.	SELECTED FINANCIAL DATA

The Company made significant acquisitions during the five-year period presented below that affect comparability of results. Refer to Note F Acquisitions of the Notes to Consolidated Financial Statements in Item 8 for further information. Additionally, as detailed in prior year 10-K filings, the 2003 and 2004 results have been restated to remove the effects of discontinued operations, such that all years are comparable (in millions, except per share amounts):

	2007	2006	2005	2004	2003
Continuing Operations:
Net sales	$4,484	$4,019	$3,285	$2,997	$2,485
Net earnings	$337	$291	$272	$237	$88
Basic earnings per share:
Continuing operations	$4.09	$3.55	$3.26	$2.89	$1.05
Discontinued operations	—	$(0.01)	$(0.03)	$1.58	$0.24
Total basic earnings per share	$4.09	$3.54	$3.23	$4.47	$1.28
Diluted earnings per share:
Continuing operations	$4.00	$3.47	$3.18	$2.81	$1.04
Discontinued operations	—	$(0.01)	$(0.02)	$1.54	$0.23
Total diluted earnings per share	$4.00	$3.46	$3.16	$4.36	$1.27
Percent of net sales:
Cost of sales	62.3%	63.7%	64.0%	63.2%	65.8%
Selling, general and administrative	23.6%	23.8%	22.4%	23.1%	24.7%
Interest, net	1.8%	1.6%	1.0%	1.1%	1.1%
Other, net	2.0%	1.4%	1.5%	1.5%	1.6%
Earnings before income taxes	10.1%	9.1%	10.9%	10.8%	4.8%
Net earnings	7.5%	7.2%	8.3%	7.9%	3.5%
Balance sheet data:
Total assets*	$4,780	$3,935	$3,545	$2,851	$2,424
Long-term debt	$1,212	$679	$895	$482	$514
Shareowners’ equity**	$1,729	$1,552	$1,445	$1,237	$885
Ratios:
Current ratio	1.4	1.3	2.1	1.7	1.6
Total debt to total capital	46.5%	39.2%	42.4%	32.1%	43.2%
Income tax rate — continuing operations	25.4%	20.8%	24.1%	26.9%	25.5%
Return on average equity — continuing operations	20.5%	19.4%	20.3%	22.3%	9.3%
Common stock data:
Dividends per share	$1.22	$1.18	$1.14	$1.08	$1.03
Equity per share at year-end	$21.50	$18.96	$17.24	$15.01	$10.88
Market price per share — high	$64.25	$54.59	$51.75	$49.33	$38.03
Market price per share — low	$47.01	$41.60	$41.51	$36.42	$20.84
Average shares outstanding (in 000’s):
Basic	82,313	81,866	83,347	82,058	84,143
Diluted	84,046	83,704	85,406	84,244	84,839
Other information:
Average number of employees	18,148	17,484	14,332	13,448	12,330
Shareowners of record at end of year	12,482	12,755	13,137	13,238	13,915

*	Item includes discontinued operations in 2005, 2004 and 2003.
**	Shareowners’ equity was reduced by $14 million in fiscal 2007 for the adoption of FIN 48, ‘‘Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109’’. Shareowners’ equity as of December 30, 2006 decreased $61 million from the adoption of SFAS 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements NO. 87, 88, 106 an 132(R)’’. Refer to Note A Significant Accounting Policies and Note M Employee Benefit Plans of the Notes to Consolidated Financial Statements in Item 8 for further information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial and business analysis below provides information which the Company believes is relevant to an assessment and understanding of its consolidated financial position, results of operations and cash flows. This financial and business analysis should be read in conjunction with the consolidated financial statements and related notes.

The following discussion and certain other sections of this Annual Report on Form 10-K contain statements reflecting the Company’s views about its future performance that constitute ‘‘forward-looking statements’’ under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates and management’s beliefs and assumptions. Any statements contained herein (including without limitation statements to the effect that The Stanley Works or its management ‘‘believes’’, ‘‘expects’’, ‘‘anticipates’’, ‘‘plans’’ and similar expressions) that are not statements of historical fact should be considered forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth, or incorporated by reference, below under the heading ‘‘Cautionary Statements’’. The Company does not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

BUSINESS OVERVIEW

The Company is a diversified worldwide supplier of tools and engineered solutions for professional, industrial, construction, and do-it-yourself (‘‘DIY’’) use, as well as engineered solutions and security solutions for industrial and commercial applications. Its operations are classified into three business segments: Construction & DIY (‘‘CDIY’’), Industrial and Security. The CDIY segment manufactures and markets hand tools, storage systems, fasteners, and electronic leveling and measuring tools, as these products are principally utilized in construction and do-it-yourself projects. These products are sold primarily to professional end users and distributed through retailers (including home centers, mass merchants, hardware stores, and retail lumber yards). The Industrial segment manufactures and markets: professional mechanics and storage systems, plumbing, heating, air conditioning and roofing tools, assembly tools and systems, hydraulic tools and specialty tools (Stanley supply and services). These products are sold to industrial customers and distributed primarily through third party distributors as well as direct sales forces. The Security segment is a provider of access and security solutions primarily for retailers, educational, financial and healthcare institutions, as well as commercial, governmental and industrial customers. The Company provides an extensive suite of mechanical and electronic security integration systems, software, related installation, maintenance, and a variety of security services including security monitoring services, electronic integration systems, software, related installation and maintenance services, automatic doors, door closers, exit devices, hardware and locking mechanisms.

For several years, the Company has pursued a diversification strategy to enable profitable growth. The strategy involves industry, geographic and customer diversification, as exemplified by the expansion of security solution product offerings, the growing proportion of sales outside the U.S., and the deliberate reduction of the Company’s dependence on sales to U.S. home centers and mass merchants. Execution of this strategy has entailed approximately $2.2 billion of acquisitions since the beginning of 2002, several divestitures, and increased brand investments. Additionally, the strategy reflects management’s vision to build a growth platform in security while expanding the valuable branded tools platform. Over the past several years, the Company has generated strong free cash flow and received substantial proceeds from divestitures that enabled a transformation of the business portfolio.

Free cash flow, as defined in the following table, was $457 million in 2007, $359 million in 2006, and $294 million in 2005, considerably exceeding net earnings. Management considers free cash flow an important indicator of its liquidity, as well as its ability to fund future growth and provide a dividend to shareowners. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

(Millions of Dollars)	2007	2006	2005
Net cash provided by operating activities	$544	$439	$362
Less: capital expenditures	(66)	(60)	(53)
Less: capitalized software	(21)	(20)	(15)
Free cash flow	$457	$359	$294

The Company strives to reinvest its free cash flow in high return businesses in order to generate strong return on assets and improve working capital efficiency.

Significant areas of tactical emphasis related to execution of the Company’s diversification strategy, as well as events impacting the Company’s financial performance in 2007 and 2006, are discussed below.

Continued Growth of Security Business

During 2007, the Company further advanced its strategy of becoming a global market leader in the commercial security industry. Annual revenues of the Security segment have grown to $1.433 billion, or 32% of 2007 sales, up from $216 million, or 10% of 2001 sales. Key events pertaining to the growth of this segment in the past year include the following:

•	HSM Electronic Protection Services, Inc. (‘‘HSM’’) was acquired in January 2007 for $546 million in cash. HSM, based near Chicago, Illinois, provides security alarm monitoring services and access control systems to commercial customers via a central monitoring hub station and a network of branch locations across the U.S. HSM combines world class service and installation capabilities with a broad customer base. It is the fourth largest electronic security company and second largest commercial monitoring company in North America. The acquisition is enabling more efficient utilization of our extensive network of field technicians thus enhancing overall profitability, as the Company is in the process of a reverse integration of the pre-existing electronic security business into HSM. The addition of monitoring enables longer-term customer relationships involving value-added services and recurring revenues, which aids the repositioning of electronic security as a higher profit and higher growth business for Stanley. HSM contributed approximately $220 million in sales and 4 cents of diluted earnings per share in 2007; the relatively low contribution to net earnings reflects $36 million of non-cash intangible asset amortization, primarily for acquired monitoring service contracts, as well as interest expense on borrowings necessary to fund the acquisition.

•	Upon the January 16, 2007 acquisition of HSM, the Company realigned to report three new segments effective in the first quarter of 2007: CDIY, Industrial and Security. These new segments more clearly convey the Company’s growth strategies and reflect management’s view of its businesses with the inclusion of HSM. Also, the Company is now presenting segment results before corporate overhead expenses, which are not allocated to the segments.

•	In June, 2007 Bed-Check Corporation (‘‘Bed Check’’) was acquired for $20 million in cash. Bed-Check is a leading U.S.-based manufacturer of non-restrictive patient fall-monitoring systems used by caregivers in hospitals and other facilities. It increases the scale and expands the distribution channels of the Company’s existing personal security business. A wireless key-lock manufacturer and various other small but strategic acquisitions in the security segment were completed throughout 2007 for $21 million in cash.

The above acquisitions complement the existing Security segment product offerings, increase its scale and strengthen the value proposition offered to customers as industry dynamics favor multi-solution providers that offer ‘‘one-stop shopping’’. The Company continues to focus on integrating the acquired businesses as it expands the suite of its security product and service offerings. Various process improvement initiatives were initiated including integration of overlapping field service organizations and implementation of certain common back office systems. These integration efforts will continue in 2008, particularly the reverse integration of the legacy electronic security business into HSM.

Drive Further Profitable Growth in Branded Tools and Storage

While diversifying the business portfolio through expansion into Security is important, management also recognizes that the branded construction & do-it-yourself products and industrial businesses are the foundations on which the Company was established and provide strong growth and cash flow generation prospects. Management is committed to growing these strong and profitable businesses through innovative product development, brand support and relentless focus on global cost competitiveness to foster vitality over the long term. Acquisition-related growth will also be pursued where appropriate. The following matters affected the branded tool and storage businesses:

•	The Company has focused on innovation in order to enhance its product development pipeline and reduce commercialization cycle time. In 2007, new product roll-outs included over 250 hand tool and storage products. In 2006, the largest new hand tools product introduction in the Company’s history was successfully launched. The FatMax®Xtreme™ product line commenced shipping at the end of March 2006 and was supplemented by a second phase roll-out initiated in September 2006, which included the initial launch of FatMax®XL™ products in European markets.

•	In July, 2007 the Company acquired Innerspace Products Corporation (‘‘Innerspace’’), which has a strong presence in the growing healthcare storage market and offers made-to-order storage solutions for medical facilities across the U.S. Innerspace provides a strong strategic fit for the Company’s existing Vidmar storage business and reported 2006 sales of $22 million.

•	In January 2006, the Company completed the acquisition of Facom S.A. (‘‘Facom’’) for 407 million euros ($480 million) which was financed with a combination of cash on hand and debt issuance. Facom, based in France, is a leading European manufacturer of hand and mechanics tools with annual revenues approximating $475 million. Facom designs, manufactures and markets the majority of its tool product offerings to professional automotive and industrial end users with its well-known industrial tool brands: Facom®, Virax® and USAG®. Facom operates primarily within the premium industrial and automotive tools sector in Europe, while the Company’s pre-existing European customer base is focused mainly on the construction and DIY channels. As a result, the two businesses complement each other and benefit from joint efforts in areas such as product sourcing and procurement. Facom is profitable and has experienced a long history of success in professional markets in Europe, especially in France and Italy. Nonetheless, many of its products are subject to competitive forces that required a significant reformation of its cost structure and that of existing Stanley Europe. This reformation has enhanced the long-term competitiveness and should help to preserve the Facom and Stanley tool franchises in Europe. The restructuring program reduced costs by rationalizing manufacturing, logistics, sales and support organizations. It has resulted in the closure of six facilities and the severance of approximately 450 people since commencing in the latter part of 2006. While the actions were completed during 2006 and 2007, $18 million in cash payments will continue into 2008.

•	In July 2006, the Company acquired approximately 67% of the outstanding shares of Besco Pneumatic Corporation (‘‘Besco’’), a leading Asian manufacturer of pneumatic tools for $38 million in cash. Each year until 2011, the Company will have the option to increase its ownership by up to 15% to an ultimate ownership of 82%. Besco, which is headquartered in Taiwan, possesses state-of-the-art research and development capabilities and efficient production facilities. Besco was historically a supplier to Stanley fastening systems as well as third parties. The acquisition was a key step in reducing the fastening systems business’ cost structure.

Continue to Invest in the Stanley Brand

The Stanley® brand is recognized as one of the world’s great brands and is one of the Company’s most valuable assets. Brand support was increased over the past several years, including television advertising campaigns associated with new product roll-outs, continued NASCAR racing sponsorships as well as more print and web-based advertising that generated approximately one billion brand impressions annually. These advertising and marketing campaigns yielded strong results as evidenced by various hand tools metrics during 2007: web traffic increase of 20%; sales lead increase of 30%; and brand awareness increase of 34% versus 2006.

Institutionalize the Stanley Fulfillment System

The Company continued to practice the operating disciplines encompassed by the Stanley Fulfillment System (‘‘SFS’’), which is a continuous operational improvement process committed to increasing customer and shareowner value. The SFS core disciplines consist of striving for perfect quality, service excellence, optimal cost, and environmental health & safety. The Company applies SFS to many aspects of its business including procurement, maximizing customer fill rates, and acquisition integration. The SFS program helped to mitigate the impact of material and energy price inflation that was experienced in recent years. SFS was instrumental in the reduction of inventories during 2007 and the related improvement in working capital turnover. In 2008 and beyond, the Company plans to further leverage SFS to achieve higher working capital turns, decreased cycle times, reduced complexity in operations and increased customer satisfaction.

Aside from the strategic commentary above, four other matters having a significant impact on the Company’s results were inflation, currency exchange rate fluctuations, share repurchases and stock option expensing.

The Company has been negatively impacted by inflation, primarily commodity and freight, which has increased costs by an estimated $165 million over the past three years. During this period, approximately two-thirds of the cost increase was recovered through pricing actions, and the remainder was largely offset through various cost reduction initiatives. The Company expects the negative impact of inflation affecting production and distribution costs during 2008 will be in the range of $75 – $80 million, inclusive of new tariffs on fasteners imported from Asia. Management plans to recover the majority of this impact through customer pricing, and offset the remainder through plant productivity actions.

In recent years, the strengthening of foreign currencies had a favorable impact on the translation of foreign currency-denominated operating results into U.S. dollars. The favorable impact of foreign currency translation, including acquired companies, contributed an estimated $.19, $.05 and $.04 of diluted earnings per share from continuing operations in 2007, 2006 and 2005, respectively. Fluctuations in foreign currency exchange rates relative to the U.S. dollar may have a significant impact, either positive or negative, on future earnings.

During 2007 and 2006, the Company executed share repurchases of 3.6 million and 4.0 million outstanding shares of its common stock, respectively, for $200 million in each year. The stock repurchases were accretive to diluted earnings per share by 6 cents in 2007, and 13 cents in 2006. The 2007 stock buy-backs occurred later in the year than the related 2006 activity; accordingly, the benefit of the 2007 repurchase activity will not be fully reflected in weighted average shares outstanding used to compute earnings per share until 2008. The share repurchase benefit was partially offset by the issuance of 4.4 million shares of common stock under various employee plans over the two year period, and also by higher interest expense associated with short-term borrowings made to finance the share repurchases. In January 2008 the Company repurchased an additional 2.2 million of shares.

In 2006, the Company adopted Financial Accounting Standards Board Statement No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’), which requires all share-based payments, including grants of employee stock options, to be recognized as an expense in the Consolidated Statement of Operations based on their fair values as they are earned by the employees under the vesting terms.

Pursuant to the adoption of SFAS 123R, the Company recognized $9 million of non-cash, pre-tax stock option compensation expense in both 2007 and 2006, which reduced diluted earnings per share by 7 cents in each year compared to 2005. Refer to Note A Significant Accounting Policies of the Notes to the Consolidated Financial Statements for further discussion of the adoption of SFAS 123R.

RESULTS OF OPERATIONS

Below is a summary of the Company’s operating results at the consolidated level, followed by an overview of business segment performance. The terms ‘‘organic’’ and ‘‘core’’ are utilized to describe results aside from the impact of acquisitions during their initial 12 months of ownership. This ensures appropriate comparability to operating results of prior periods.

Net Sales:    Net sales from continuing operations were $4.484 billion in 2007, as compared to $4.019 billion in 2006, a 12% increase. Acquisitions, principally HSM, contributed 7% in higher sales. Organic volume and pricing both increased 1%, while favorable foreign currency translation in all regions increased sales 3% versus the prior year. Strong performance in the Industrial segment, particularly by the hydraulic and mechanics tools businesses, was supplemented by more modest gains in the CDIY and Security segments. CDIY achieved robust growth internationally that was partially offset by weakness in the U.S. associated with housing market declines. In the Security segment, solid gains by the automatic door and mechanical lock businesses, as well as overall pricing actions, more than compensated for lower sales in the legacy electronic security integration business as it shed unprofitable equipment installations.

Net sales from continuing operations were $4.019 billion in 2006, as compared to $3.285 billion in 2005, a 22% increase. Acquisitions contributed 21% or $689 million of the sales increase. Organic sales increased 1% driven by a slight increase in volume and relatively consistent pricing levels and foreign currency impact compared to the prior year. The organic increase was generated by share gains achieved in the consumer hand tools and automatic doors businesses offset by price and volume declines experienced in the fastening systems business. Favorable foreign currency translation in the Americas and Europe was partially offset by a negative impact from Asia.

Gross Profit:    The Company reported gross profit from continuing operations of $1.692 billion, or 38% of net sales, in 2007, compared to $1.459 billion, or 36% of net sales, in 2006. The acquired businesses increased gross profit by $136 million. Core gross profit for 2007 was $1.557 billion, or 37% of net sales, up $98 million from the prior year. The core gross margin rate expanded on strong performances from certain Industrial segment businesses, primarily Facom and mechanics tools, as well as the absence of $22 million of inventory step-up amortization from the initial turnover of acquired inventory in 2006. This was partially offset by a decline in the CDIY segment gross margin rate mainly from un-recovered cost inflation. In addition, the legacy security integration business had lower margins on certain equipment installations. Price and productivity actions in 2007 more than offset $67 million of material, energy and wage cost inflation. The Company expects such inflation to increase 2008 costs by $75 – $80 million, which management plans to mitigate through various customer pricing actions and continued cost reduction and productivity initiatives.

The Company reported gross profit from continuing operations of $1.459 billion in 2006, or 36% of net sales, compared to $1.181 billion, or 36% of net sales, in 2005. The acquired businesses increased gross profit by $265 million. Included in the 2006 gross profit is the unfavorable impact of $22 million in non-cash inventory step-up charges related to the initial turnover of acquired inventory. Gross profit for 2006 was 37% of net sales excluding this non-recurring item, primarily due to the positive impact of the Facom acquisition. Core gross profit as a percentage of net sales was 36% in 2006, which was consistent with the prior year. The benefits of prior cost reduction actions, productivity improvements from the Stanley Fulfillment System, and pricing actions offset continued margin pressure from commodity and other inflation which resulted in approximately $48 million of additional costs, and a decline in fastening systems. The fastening systems gross profit decline reflected lower sales volumes, a result of weakening housing markets, and price erosion, as well as a commitment to shed unprofitable business; gross profit in this business was further impacted by commodity cost inflation. Management launched an extensive cost reduction initiative in 2006 with the objective to return fastening systems to acceptable profitability levels.

SG&A expenses:    Selling, general and administrative expenses were $1,058 million, or 24% of net sales, in 2007 consistent with the 24% of sales represented by $955 million of expense in 2006. Acquired companies contributed $70 million of the increase, and the remaining $33 million increase is largely attributable to foreign currency translation.

SG&A from continuing operations was $955 million, or 24% of net sales, in 2006 compared to $737 million, or 22% of net sales, in the prior year. The increase of $218 million primarily relates to acquired businesses that increased costs by $192 million, $11 million of increased non-cash stock compensation expense associated with the adoption of stock option expensing during 2006, and $11 million of increased brand support. Excluding acquisitions, SG&A as a percentage of sales increased slightly to 23% of net sales compared with 22% in 2005 due to the items described above, partially offset by benefits received from prior restructuring actions.

Interest and Other-net:    Net interest expense from continuing operations in 2007 was $80 million, compared to $65 million in 2006. The higher interest expense stems from borrowings necessary to fund the January 2007 acquisition of HSM. Refer to the Financial Condition section for additional discussion of the HSM acquisition financing.

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

Other-net from continuing operations totaled $90 million of expense in 2007 compared to $57 million of expense in 2006. The increase pertained primarily to higher intangible asset amortization expense due to recent acquisitions.

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

Income Taxes:    The Company’s effective income tax rate from continuing operations for 2007 was 25% as compared to 21% for 2006 and 24% for 2005.

The higher effective tax rate in 2007 versus 2006 mainly relates to benefits realized upon resolution of tax audits in 2006 that did not re-occur. The lower effective tax rate in 2006 compared to 2005 was driven by the realization of credits against U.S. taxes and the inclusion of the European-based Facom acquisition. Additionally, substantial costs were incurred in 2005 for the repatriation of foreign earnings under the American Jobs Creation Act and such costs were not incurred in 2006.

Business Segment Results

The Company’s reportable segments are an aggregation of businesses that have similar products and services, among other factors. The Company utilizes segment profit (which is defined as net sales minus cost of sales, and SG&A aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, interest income, interest expense, other-net (inclusive of intangible asset amortization expense), restructuring and asset impairments, and income tax expense. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and cost for certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Refer to Note O Restructuring and Asset Impairments and Note G Goodwill and Other Intangible Assets of the Notes to the Consolidated Financial Statements for the amount of restructuring charges and asset impairments, and intangibles amortization expense, respectively, attributable to each segment. As discussed previously, the Company’s operations are classified into three business segments: Construction and Do-It-Yourself (‘‘CDIY’’), Industrial and Security.

CDIY:

(Millions of Dollars)	2007	2006	2005
Net sales from continuing operations	$1,795	$1,724	$1,681
Segment profit from continuing operations	$270	$271	$269
% of Net sales	15.0%	15.7%	16.0%

CDIY net sales from continuing operations increased 4% in 2007 from 2006. Foreign currency translation contributed 3% to the higher sales, pricing 1%, and organic volume remained flat. The U.S. was adversely impacted by the housing market contraction as repair and remodel activity declined along with new construction. Sales were very strong in Canada, Europe, Australia, and Asia, in particular for the consumer tools and storage business. This positive international performance was bolstered by new product introductions including the FatMax XL line, as well as favorable economic conditions outside the U.S. Fastening systems also experienced an overall decline in sales due to the U.S. housing down-turn, although its industrial channel and office product sales remained stable. During 2007, the Company took actions to improve the fastening systems cost structure including a Mexican plant closure, and the first wave of a pneumatic tool production shift to Asia, enabled by the 2006 Besco acquisition. As a result, fastening systems improved its margin rate slightly, despite the lower sales volume. The Company is on track to complete the migration of a second wave of fastening systems tool production to Asia during 2008, which should further help return this business to acceptable long term profitability. The segment profit rate decline of 70 basis points was mainly attributable to un-recovered cost inflation, a product mix shift to lower margin tools along with a channel mix shift in the U.S., and unfavorable absorption on inventory reductions. These factors were partially offset by the favorable impact of foreign currency translation and the previously mentioned improvement in the fastening systems business.

Net sales from continuing operations increased 3% in 2006 compared to 2005. Of this increase, acquisitions accounted for 3%, while organic volume decreased by 1% and price remained flat. Foreign currency increased sales by 1%. The consumer hand tool business continued to achieve share gains from the strong performance of the new FatMax®Xtreme™ and FatMax®XL™ product lines which launched in the U.S. and European markets, representing the largest new hand tools product introduction in the Company’s history. At the same time, the FatMax® range of product offerings delivered growth though continued premium innovation, distribution point expansion and related brand support. This strong favorable performance was more than offset by lower volumes in the fastening, consumer storage and mechanics tools businesses. Fastening systems organic sales declined 7% compared to the prior year stemming from weakness in the U.S. construction market and management’s commitment to turn down unprofitable business. Sales in the consumer storage business in 2005 reflected higher volume from the initial launch of garage storage products. The 30 basis point decrease in segment profit in 2006 versus 2005 is primarily due to the sales volume decline and cost inefficiencies experienced by the U.S. fastening systems business, increased brand support, and commodity cost inflation, partially offset by savings derived from prior cost reduction actions and favorable mix in the consumer hand tools business. During 2007, progress was made on the two-year plan to restore the fastening systems profits to acceptable levels by continuing the migration of production to Asia, reducing overall SG&A and the manufacturing footprint, as well as SKU rationalization. In this regard, the acquisition of Asian-based Besco and the opening of a new manufacturing facility in China during 2006 strategically aided the long term vitality of fastening systems.

Industrial:

(Millions of Dollars)	2007	2006	2005
Net sales from continuing operations	$1,256	$1,138	$681
Segment profit from continuing operations	$184	$124	$81
% of Net sales	14.7%	10.9%	11.8%

Industrial segment net sales increased 10% in 2007 from 2006, comprised of a 4% volume increase, a 4% favorable foreign currency impact, 1% favorable pricing, and 1% from the Innerspace acquisition.

Hydraulic tools and mechanics tools achieved robust sales increases, along with strong performance from the Facom and storage businesses. The hydraulic tools sales increase is attributable to sustained high demand for recent shear product offerings, strong international sales, and favorable steel scrap markets. Industrial mechanics tools benefited from strong demand in the U.S. oil and gas industry. The higher Facom sales pertain to new product introductions and improved European economic conditions. Intensified marketing efforts, including an expanded sales force, contributed to the Vidmar storage growth. Segment profit as a percentage of net sales improved 380 basis points. Excluding the effect of the one-time inventory step-up charge from the initial turn of Facom acquired inventory in 2006, segment profit increased 270 basis points. Customer price increases effectively offset the impact of cost inflation, while productivity initiatives further contributed to the segment profit rate expansion. Additionally, Facom’s contribution to the higher segment profit rate reflects favorable currency translation and the benefits of acquisition integration actions.

Industrial’s net sales increased 67% in 2006 compared to 2005, primarily due to the Facom acquisition which increased sales by $436 million or 64%. Favorable pricing actions contributed 2%, while volume increased sales 1% with foreign currency remaining flat compared to the prior year. Sales growth was delivered by the Mac Tools, Facom, hydraulic tools, industrial tools and storage businesses. Mac Tools benefited in 2006 from improved retention of its distributors based on management actions initiated early in the year. Industrial tools and storage and the hydraulic tools businesses obtained share gains from the success of new product introductions in the oil and mining industries as demand for such commodities remained strong during 2006. Segment profit as a percentage of net sales decreased by 90 basis points due to $13 million of non-cash inventory step-up amortization associated with the Facom acquisition and supply chain inefficiencies in certain businesses pertaining to increased backlog, partially offset by the accretive impact of Facom.

Security:

(Millions of Dollars)	2007	2006	2005
Net sales from continuing operations	$1,433	$1,157	$924
Segment profit from continuing operations	$242	$172	$149
% of Net sales	16.9%	14.8%	16.1%

Security segment sales increased 24% in 2007. HSM and other acquisitions contributed 21%, while price and organic volume grew a combined 2%, and currency 1%. Organic sales gains in automatic doors and mechanical locks were achieved on the strength of national and strategic account growth, while the hardware business demonstrated resilience in recovering from the loss of a key customer. Effective pricing actions to recover inflation in raw material costs also contributed to sales growth in the segment. Shrinkage in the legacy U.S. security integration (‘‘USSI’’) business’ sales and segment profit was a necessary by-product of a business model change entailing a shift away from low profitability equipment installation to an emphasis on higher margin, recurring service revenues. The reverse integration of USSI into HSM, with its superior bidding and project management disciplines, is progressing well and management believes it will rebound in later 2008. The broader security segment product line is enabling the Company to compete more effectively in the architectural bidding process to attain gains in commercial construction markets. The 2007 segment profit rate showed a strong expansion of 210 basis points over 2006. This improvement is attributable to HSM, the non-recurring inventory step-up amortization for the National hardware acquisition recorded in 2006, the benefits of a partial shift in hardware production to Asia, and overall pricing and productivity in excess of inflation. These positive factors were partially offset by the previously discussed decline in the legacy security integration businesses.

During 2006, Security’s sales increased 25%. Acquisitions, predominantly National, contributed 21%, organic sales volume 2%, pricing 1%, and currency 1%. The automatic doors business grew its service revenue and achieved strong national account share gains driven by the favorable impact of new product introductions, new store openings and increased modernization of pre-existing stores. The mechanical access businesses also benefited from new product introductions and an expanded ability to provide customers with virtually all of their varied mechanical product needs. In addition, the Security segment as a whole benefited from the growth and continued integration of its national service footprint. The 2006 segment profit as a percentage of net sales was 130 basis points lower than 2005 as the favorable impact from prior cost reduction and integration actions were negated by $8 million of non-cash inventory step-up amortization from acquisitions, and the dilutive impact of National hardware margins due to its legacy high-cost manufacturing structure which the Company continues to transition to low cost countries. The segment operating profit rate was further affected by commodity cost inflation and the dilutive impact of other recently acquired companies until integration initiatives unfold.

RESTRUCTURING ACTIVITIES

At December 29, 2007, the restructuring and asset impairment reserve balance was $23.7 million, which the Company expects to largely utilize by the end of 2008. A summary of the restructuring reserve activity from December 30, 2006 to December 29, 2007 is as follows:

(Millions of Dollars)	12/30/06	Acquisition Accrual	Net Additions	Usage	Currency	12/29/07
Acquisitions
Severance	$54.7	$(0.3)	$—	$(39.4)	$3.8	$18.8
Facility Closure	2.4	1.9	—	(2.8)	0.1	1.6
Other	1.5	—	0.3	(0.8)	—	1.0
2007 Actions	—	—	11.8	(10.6)	—	1.2
Pre-2007 Actions	4.5	—	0.7	(4.3)	0.2	1.1
	$63.1	$1.6	$12.8	$(57.9)	$4.1	$23.7

2007 Actions:    During 2007, the Company initiated cost reduction initiatives in order to maintain its cost competitiveness. Severance charges of $11.4 million have been recorded relating to the reduction of approximately 525 employees. In addition to severance, $0.2 million was recorded for the closure of a merged office facility and $0.2 million for asset impairments. Of these amounts, $10.6 million has been utilized to date, with $1.2 million of reserves remaining as of December 29, 2007.

Pre-2007 Actions:    During 2006 and 2005, the Company initiated $18.3 million of cost reduction actions in various businesses, of which $0.7 million was recorded during 2007, $13.0 million was recorded in 2006 and $4.6 million was recorded in 2005. These actions were comprised of the severance of approximately 950 employees and the exit of a leased facility. Of this amount, $18.2 million has been utilized to date, offset slightly by a $0.2 million currency impact, leaving $0.3 million of accrual remaining as of December 29, 2007. In addition, $0.8 million of reserves remain relating to pre-2005 actions.

Acquisition Related:    During 2007, $3.0 million of reserves were established for HSM in purchase accounting. Of this amount $1.1 million was for severance of approximately 55 employees and $1.9 million related to the closure of 13 branch facilities. As of December 29, 2007, $0.8 million has been utilized, leaving $2.2 million remaining. The Company also utilized $1.2 million of restructuring reserves during 2007 established for various minor prior year acquisitions. As of December 29, 2007, $1.2 million in accruals for these small actions remains.

Pursuant to the integration of the January 2006 Facom acquisition, and the related reorganization of Facom and Stanley hand tools activities in Europe, the Company implemented restructuring initiatives. These initiatives reduced the cost structure by rationalizing manufacturing, logistics, sales and support organizations. This resulted in the severance of approximately 450 employees, the closure of two legacy Facom factories in France, as well as four legacy Facom distribution centers located in the United Kingdom, Belgium, Germany and Switzerland. Of the $60.4 million in total expenditures for these initiatives, $59.4 million was recorded to the Facom purchase price allocation and $1.0 million as a restructuring charge in 2006. As of December 29, 2007, $46.3 million has been utilized, partially offset by a $3.9 million currency impact, such that an $18.0 million accrual remains.

In connection with its acquisition of National in late 2005, the Company recorded $8.0 million relating to severance costs for approximately 250 employees and $0.3 million facility closure costs to the purchase price allocation. In addition, $0.2 million of facility closure costs were recorded as restructuring charges in 2006. As of December 29, 2007, most of this accrual has been utilized, with the remaining $1.4 million excess reversed as a reduction of Goodwill, such that no accrual remains.

FINANCIAL CONDITION

Liquidity, Sources and Uses of Capital:    The Company’s primary sources of liquidity are cash flows generated from operations and borrowings under various credit facilities.

Operating and Investing Activities:    The Company has consistently generated strong operating cash flows over many years. In 2007, cash flow from operations totaled $544 million, up $105 million compared to 2006. The favorable increase principally stems from an expansion of cash earnings and improved working capital performance. In this regard, the higher non-cash intangibles amortization expense from acquisitions reduced earnings but not cash flows. Working capital (receivables, inventories and accounts payable) generated $23 million of higher cash inflows in 2007 compared with 2006. This working capital improvement reflects leaner inventory positions achieved through process improvement efforts, while maintaining customer service levels, and was accomplished despite lower receivable sale proceeds in 2007 versus 2006. These favorable impacts were partially offset by cash outflows for restructuring activities which amounted to $58 million in 2007, an increase of $29 million over 2006, primarily pertaining to payments for the Facom Europe initiatives.

In 2006, cash flow from operations was $439 million compared to $362 million in 2005. The $77 million improvement in 2006 versus 2005 is mainly attributable to higher cash earnings on the strength of acquisitions, reflecting the removal of increased non-cash expenses in 2006 (particularly inventory step-up amortization associated with acquisitions, intangible asset amortization expense and stock-based compensation expense). Receivables, inventories and accounts payables generated $11 million of higher cash inflows in 2006 compared with 2005 due to increased receivable sales. These favorable impacts were partially offset by cash outflows for restructuring activities which amounted to $29 million in 2006, an increase of $20 million over 2005.

Capital expenditures were $87 million in 2007, $80 million in 2006, and $68 million in 2005. The higher capital expenditures in 2007 pertained to investments for plant productivity improvements as well as ongoing information system spending for a major SAP implementation underway in the Americas. The increase in 2006 capital expenditures versus 2005 was due to upgrades of information systems, the incremental impact of normal capital spending incurred by recent acquisitions, and equipment purchases related to new product introductions. The Company expects future capital expenditures to increase approximately in proportion to its sales growth.

Free cash flow, as defined in the following table, was $457 million in 2007 representing a 29% increase over 2006, which in turn was up 23% versus 2005. Management considers free cash flow an important indicator of its liquidity, as well as its ability to fund future growth and provide a dividend to shareowners. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

(Millions of Dollars)	2007	2006	2005
Net cash provided by operating activities	$544	$439	$362
Less: capital expenditures	(66)	(60)	(53)
Less: capitalized software	(21)	(20)	(15)
Free cash flow	$457	$359	$294

Based on its demonstrated ability to generate cash flow from operations as well as its strong balance sheet and credit position at December 29, 2007, the Company believes it has the financial flexibility to deploy capital to the advantage of its shareholders’ advantage through a combination of acquisitions, dividends, debt repayment, and potential future share repurchases.

In 2007, acquisition spending totaled $643 million, mainly for the HSM, Bedcheck and Innerspace businesses. 2006 acquisition spending amounted to $572 million, primarily pertaining to Facom and

Besco, and $20 million of debt repayments associated with the 2004 acquisition of Blick. Pursuant to its profitable growth strategy, the Company will continue to assess its current business portfolio for disposition opportunities and make acquisitions in favored markets while minimizing the risk associated with large customer concentrations.

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

Financing Activities:    Payments on long-term debt amounted to $228 million in 2007, $4 million in 2006, and $72 million in 2005. Net proceeds from short-term borrowings totaled $192 million in 2007, and the cash inflows were used to fund acquisitions and repurchases of common stock. Repayments of short-term borrowings amounted to a cash outflow of $66 million in 2006 as commercial paper was paid down utilizing a portion of the strong operating cash flows. Net proceeds from short term borrowings of $103 million in 2005 primarily arose from commercial paper issued to fund the 2005 acquisitions aside from National.

There is a $550 million committed long-term credit facility that matures in October 2009, which is designated as a liquidity back-stop for the commercial paper program. As of December 29, 2007, there were no outstanding loans under this facility and the Company had $279 million of commercial paper outstanding. The Company is in negotiations with its credit banks to increase this line to $800 million and extend the maturity to February 2013, and does not anticipate anything that would inhibit the successful conclusion of that increase and extension. In addition, the Company has uncommitted short-term lines of credit with numerous foreign banks aggregating $340 million, of which $322 million was available at December 29, 2007. Short-term arrangements are reviewed annually for renewal. Aggregate credit lines amounted to $890 million. In addition to these lines of credit, the Company maintains a committed facility designed for the securitization of certain trade accounts receivable for purposes of additional liquidity. As of December 29, 2007, the Company’s maximum available funds under this arrangement were $66 million, of which $42 million was utilized.

The Company increased its cash dividend per common share to $1.22 in 2007. Dividends per common share increased 3.4% in 2007, 3.5% in 2006, and 5.5% in 2005.

In 2007, the Company repurchased 3.8 million shares of its common stock for $207 million (an average of $54.64 per share), and in 2006 it repurchased 4.0 million shares for $202 million (an average of $50.07 per share). The Company may decide to repurchase more of its outstanding common stock, based on various factors including the level of acquisition activity, the market price of the common stock and its current financial condition.

The Company initially funded the $546 million HSM acquisition with a combination of short-term borrowings and cash. A $500 million 364-day revolving credit bridge facility was entered into on January 8, 2007, of which $130.0 million was utilized to acquire HSM; the remainder of the HSM purchase price was funded through commercial paper borrowings and cash.

On March 20, 2007, the Company completed two security offerings: ‘‘Equity Units’’, which consisted of $330 million of five-year convertible notes and $330 million of three-year forward stock purchase contracts; and $200 million of unsecured three-year fixed-rate term notes. With respect to the $860 million in offerings, the Company will not receive the $330 million of cash pertaining to the forward stock purchase contracts until May, 2010. The $488 million net cash proceeds of these offerings and the related equity instruments described below were used to pay down the short-term bridge facility and commercial paper borrowings.

The convertible notes are pledged and held as collateral to guarantee the Equity Unit investors’ obligation to purchase shares in May, 2010 under the stock purchase contract. The convertible notes reflect a conversion price of approximately $64.80, or a 19% premium as of the date of issuance. At maturity, the Company must repay the convertible note principal in cash. Additionally, to the extent that the conversion option is ‘‘in the money’’ the Company, at its election, will deliver either cash or shares of common stock based on a conversion rate and the applicable market value of the Company’s common stock at that time. A maximum of approximately 6.1 million shares may be issued in May, 2010 under the stock purchase contracts, essentially at the higher of approximately $54.45 or market value at that time.

The Company simultaneously entered into related convertible note hedge and stock warrant transactions with financial institutions. Share dilution pertaining to the conversion option of the convertible notes will occur in interim periods if the share price exceeds approximately $64.80. At maturity in 2012, the convertible note hedge will offset the potentially dilutive impact of the conversion option aspect of the convertible notes. Because the convertible note hedge is anti-dilutive, it will not be included in any diluted shares outstanding computation prior to its maturity. However at maturity, the aggregate effect of the convertible notes and the convertible note hedge is that there will be no net increase in the Company’s common shares. The Company also issued 5.1 million of unregistered stock warrants that are exercisable during the period August 17, 2012 through September 28, 2012, with a strike price of $87.12 (subject to standard anti-dilution protection for increases in the dividend rate, stock splits etc.). In the event the stock warrants become ‘‘in the money’’ during their 5 year term, due to the market value of the Company’s common stock exceeding the strike price, there will be a related increase in diluted shares outstanding utilized in the determination of diluted earnings per share.

The combined terms of the convertible note hedge, stock warrants, and convertible notes in substance re-establish the conversion option aspect of the convertible notes at 60% above the $54.45 market value of the Company’s common stock at inception, such that in effect the Company will retain the benefits of share price appreciation, if any, up to a market value equal to the stock warrant strike price. Additionally the Company will retain benefits of share price appreciation through the maturity of the stock purchase contract element of the Equity Units that will entail issuance of $330 million of common shares at the higher of approximately $54.45 or market price in May 2010. Refer to Note I, Long-Term Debt and Financing Arrangements for further detail.

Under present accounting rules the entire $330 million convertible note obligation is reflected in long-term debt on the Company’s balance sheet, and the interest expense is being recognized thereon at a variable rate of 3-month LIBOR minus 3.5% (currently 1.2%) for the first three years, with the interest rate to be reset upon remarketing of the notes for the final two years they are outstanding. Such interest expense recognizable under current accounting rules will equal the cash interest payments to be made. An exposure draft issued by the FASB in August 2007, FSP APB 14-a ‘‘Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)’’, if issued in its current form, would require a portion (approximately $60 million) of the convertible notes to be reclassified to equity and accreted to interest expense over the five year term of the convertible notes. Accordingly, interest expense would be reported at the Company’s non-convertible borrowing rate at the time of issuance, an annual rate of approximately 3-month LIBOR plus 0.2% (currently 4.9%), which would result in the recognition of $12 – $13 million of additional annual non-cash interest expense, an impact of approximately 10 cents per diluted share per year. FASB is re-deliberating the exposure draft proposing this change to report non-cash interest expense and it is expected that any such change to the accounting for the convertible notes would not occur until at least fiscal 2009.

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

Debt to Capital Ratio:    The Company’s debt to capital ratio was 47% at the end of 2007, 39% at the end of 2006, and 42% at the end of 2005. Reflecting the credit protection measures that are incorporated into the terms of the $450 million ETPS issued in late 2005, and the equity characteristics of the 2007 issuance of $330 million Equity Units, the debt to capital ratio of the Company is more fairly represented by apportioning equity credit to the ETPS and Equity Units issuances when making the calculation. The resulting debt to capital ratio from this apportionment is 32% – 35% as of December 29, 2007. This adjustment is consistent with the treatment accorded these securities by the nationally recognized statistical ratings organizations that rate the Company’s debt securities and accordingly the equity-content-adjusted debt to capital ratio is considered a relevant measure of its financial condition.

The following table reconciles the December, 2007 debt to capital ratio computed with reported debt and equity to the same measure after the equity content adjustments attributed to the ETPS and Equity Unit securities:

(Millions of Dollars)	Reported on Balance Sheet (GAAP)	Range of Hybrid Equity Content Adjustment	As Adjusted for Equity Content – Range (Non-GAAP)
Debt	$1,505	$(390) – $(473)	$1,032 – $1,115
Equity	$1,728	$390 – $473	$2,118 – $2,201
Capital (debt + equity)	$3,233	—	$3,233
Debt to capital ratio	47%	—	32% – 35%

Contractual Obligations:     The following summarizes the Company’s significant contractual obligations and commitments that impact its liquidity:

Payments Due by Period

(Millions of Dollars)	Total	2008	2009 – 2010	2011 – 2012	Thereafter
Long-term debt	$1,222	$10	$222	$539	$451
Interest payments on long-term debt(a)	315	52	99	81	83
Operating leases	122	35	43	25	19
Derivatives(b)	81	3	72	1	5
Equity purchase contract fees	42	17	25	—	—
Material purchase commitments	29	11	18	—	—
Deferred compensation	23	4	4	5	10
Outsourcing and other obligations(d)	21	18	3	—	—
Pension funding obligations(c)	15	15	—	—	—
Total contractual cash obligations	$1,870	$165	$486	$651	$568

(a)	Future interest payments on long-term debt reflect the applicable fixed interest rate or the variable rate in effect at December 29, 2007 for floating rate debt.
(b)	Future cash flows on derivative financial instruments reflect the fair value as of December 29, 2007. The ultimate cash flows on these instruments will differ, perhaps significantly, based on applicable market interest and foreign currency rates at their maturity.
(c)	The Company anticipates that funding of its pension and postretirement benefit plans in 2008 will approximate $15 million. That amount principally represents contributions either required by regulations or laws or, with respect to unfunded plans, necessary to fund current benefits. The Company has not presented estimated pension and postretirement funding in the table above beyond 2008 as funding can vary significantly from year to year based upon changes in the fair value of the plan assets, actuarial assumptions, or curtailment/settlement actions.
(d)	To the extent the Company can reliably determine when payments will occur pertaining to unrecognized tax benefit liabilities, the related amount will be included in the table above. However, due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the $49 million of such liabilities at December 29, 2007, the Company is unable to make a reliable estimate of when (if at all) amounts may be paid to the respective taxing authorities.

Aside from debt payments, for which there is no tax benefit associated with repayment of principal, payment of the above contractual obligations will typically generate a cash tax benefit such that the net cash outflow will be lower than the gross amounts indicated.

Other Commercial Commitments

Amounts of Commitments Expiration Per Period

(Millions of Dollars)	Total	2008	2009 – 2010	2011 – 2012	Thereafter
U.S. lines of credit	$550	$—	$550	$—	$—
U.S. receivables securitization facility	66	66	—	—	—
Total commercial commitments	$616	$66	$550	$—	$—

Short-term borrowings, long-term debt and lines of credit are explained in detail within Note I Long-Term Debt and Financing Arrangements of the Notes to the Consolidated Financial Statements. Operating leases and other commercial commitments are further detailed in Note R Commitments and Guarantees of the Notes to the Consolidated Financial Statements.

MARKET RISK

Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments, currencies, commodities and other items traded in global markets. The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates, stock prices, and commodity prices. Exposure to foreign currency risk results because the Company, through its global businesses, enters into transactions and makes investments denominated in multiple currencies. The Company’s predominant exposures are in European, Canadian and Asian currencies, including the Chinese Renminbi (‘‘RMB’’) and the Taiwan Dollar. Certain cross-currency trade flows arising from sales and procurement activities as well as affiliate cross-border activity are consolidated and netted prior to obtaining risk protection, primarily purchased basket options. The Company is thus able to capitalize on its global positioning by taking advantage of naturally offsetting exposures and portfolio efficiencies to reduce the cost of purchasing protection. At times, the Company also enters into forward exchange contracts and purchased options to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables, predominately for affiliate transactions. Gains and losses from these hedging instruments offset the gains or losses on the underlying net exposures, assets and liabilities being hedged. Management determines the nature and extent of currency hedging activities, and in certain cases, may elect to allow certain currency exposures to remain unhedged. The Company has also entered into several cross-currency interest rate swaps, to provide a partial hedge of the net investments in certain subsidiaries and better match the cash flows of operations to debt service requirements. Sensitivity to foreign currency exposure risk from these financial instruments at the end of 2007 would have been immaterial based on the potential loss in fair value from a hypothetical 10% adverse movement in all currencies. The Company follows risk management policies in executing derivative financial instrument transactions, and does not use such instruments for speculative purposes.

The Company sources significant products from China and other Asian low cost countries for resale in other regions. To the extent the RMB or these other currencies appreciate with respect to the USD, the Company may experience cost increases on such purchases. While the 7% appreciation of the RMB during 2007 has not as yet generated material cost increases for products sourced from China, further significant appreciation of the RMB or other currencies in countries where the Company sources product could adversely impact profitability. In the event significant RMB or other currency appreciation occurs, the Company would initiate customer pricing or other actions in an effort to mitigate the related cost increases, but it is possible such actions would not fully offset the potential unfavorable impact.

The Company’s exposure to interest rate risk results from its outstanding debt obligations, short-term investments, and derivative financial instruments employed in the management of its debt portfolio. The debt portfolio is managed to achieve capital structure targets and reduce the overall cost of borrowing by using a combination of fixed and floating rate debt as well as interest rate swaps, and cross-currency swaps. The Company’s primary exposure to interest rate risk comes from its floating rate debt in the U.S. and Europe and is fairly represented by changes in LIBOR and EURIBOR rates. At December 29, 2007, the result of a hypothetical two percentage point increase in short-term LIBOR and EURIBOR rates would not have resulted in a material impact on the pre-tax profit of the Company.

The Company has exposure to commodity prices in many businesses, particularly brass, nickel, resin, aluminum, copper, zinc, steel, and energy used in the production of finished goods. Generally, commodity price exposures are not hedged with derivative financial instruments, but instead are actively managed through customer pricing actions, procurement-driven cost reduction initiatives and other productivity improvement projects. In 2007, the Company experienced approximately $67 million of commodity, energy and wage inflation, most of which was recovered through favorable pricing actions. Such inflation increased costs by approximately $45 million in 2006 and $49 million in 2005, which management mitigated through various customer pricing actions and cost reduction initiatives. If commodity prices fluctuated to reach new historical high levels, the Company’s exposure could increase from the expected levels for 2008 as previously discussed.

Fluctuations in the fair value of the Company’s common stock affect domestic retirement plan expense as discussed in the ESOP section of Management’s Discussion and Analysis.

The assets held by the Company’s defined benefit plans are exposed to fluctuations in the market value of securities, primarily global stocks and fixed-income securities. The funding obligations for these plans would increase in the event of adverse changes in the plan asset values. The Company employs diversified asset allocations to help mitigate this risk. Management has worked to minimize this exposure by freezing and terminating defined benefit plans where appropriate.

The Company has significant customers, particularly home centers and major retailers, though individually there are none that exceed 10% of consolidated sales. The loss or material reduction of business from any such significant customer could have a material adverse impact on the Company’s results of operations and cash flows, until either such customers were replaced or the Company made the necessary adjustments to compensate for the loss of business.

Approximately 24% of 2007 sales were in the Americas region of the Construction and Do-It-Yourself segment. This portion of the Company has been adversely affected by the decline in U.S. housing and general construction markets. In the event these domestic housing and construction markets deteriorate further, or the down-turn spreads to European or Asian markets, this could have an unfavorable impact on future results. The 2007 European and Asian sales were robust in the CDIY segment. Management believes geographic as well as industrial diversification helps mitigate the risk of variability in future results from issues that may arise from time to time in certain markets the Company serves.

The Company has access to financial resources and borrowing capabilities around the world. There are no material instruments within the debt structure that would accelerate payment requirements due to a change in credit rating. The Company has the flexibility to elect deferral of interest payments on its ETPS obligation for up to 5 years. While there can be no guarantee of the future, the Company has an investment-grade credit rating and has enjoyed uninterrupted access to the commercial paper and bank markets throughout the credit crunch that has recently arisen. Further, the Company has not encountered liquidity difficulties historically when similar credit tightening has occurred due to macro-economic issues. Moreover, the Company’s existing credit facilities and sources of liquidity, including operating cash flows, are considered adequate to conduct business as normal. Accordingly, based on present conditions and past history, management believes it is unlikely that operations will be materially affected by any potential deterioration of the general credit markets that may occur. The Company believes that its strong financial position, operating cash flows, committed long-term credit facilities and borrowing capacity, and ready access to equity markets provide the financial flexibility necessary to continue its record of annual dividend payments, to invest in the routine needs of its businesses, to make strategic acquisitions and to fund other initiatives encompassed by its growth strategy.

OTHER MATTERS

EMPLOYEE STOCK OWNERSHIP PLAN    As detailed in Note M Employee Benefit Plans of the Notes to the Consolidated Financial Statements, the Company has an Employee Stock Ownership Plan (‘‘ESOP’’) under which the ongoing U.S. defined contribution and 401(K) plans are funded. Overall ESOP expense is affected by the market value of Stanley stock on the monthly dates when shares are released, among other factors. Net ESOP expense amounted to $2 million in each of the years 2007, 2006 and 2005. While the average market value of shares released increased from $46.41 in 2005 to $56.04 in 2007, other elements of ESOP expense, including a gradual reduction in the number of shares released annually from the trust, offset the favorable impact of the higher share price. ESOP expense could increase in the future if the market value of the Company’s common stock declines.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS    The Company’s estimate for its allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, a specific reserve is established for individual accounts where information indicates the customers may have an inability to meet financial obligations. In these cases, management uses its judgment, based on the surrounding facts and circumstances, to record a specific reserve for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received. Second, a reserve is determined for all customers based on a range of percentages applied to receivables aging categories. These percentages are based on historical collection and write-off experience.

If circumstances change, for example, the occurrence of higher than expected defaults or a significant adverse change in a major customer’s ability to meet its financial obligation to the Company, estimates of the recoverability of receivable amounts due could be reduced.

INVENTORIES — LOWER OF COST OR MARKET, SLOW MOVING AND OBSOLETE     Inventories in the U.S. are predominantly valued at the lower of LIFO cost or market, while non-U.S. inventories are valued at the lower of FIFO cost or market. The calculation of LIFO reserves, and therefore the net inventory valuation, is affected by inflation and deflation in inventory components. The Company ensures all inventory is valued at the lower of cost or market, and continually reviews the carrying value of discontinued product lines and stock-keeping-units (‘‘SKUs’’) to determine that these items are properly valued. The Company also continually evaluates the composition of its inventory and identifies obsolete and/or slow-moving inventories. Inventory items identified as obsolete and/or slow-moving are evaluated to determine if reserves are required. The Company assesses the ability to dispose of these inventories at a price greater than cost. If it is determined that cost is less than market value, cost is used for inventory valuation. If market value is less than cost, the Company writes down the related inventory to that value. If a write down to the current market value is necessary, the market value cannot be greater than the net realizable value, or ceiling (defined as selling price less costs to sell and dispose), and cannot be lower than the net realizable value less a normal profit margin, also called the floor. If the Company is not able to achieve its expectations regarding net realizable value of inventory at its current value, reserves would have to be adjusted accordingly.

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

GOODWILL AND INTANGIBLE ASSETS    The Company completed acquisitions in 2007 and 2006 valued at $647 million and $550 million, respectively. The assets and liabilities of acquired businesses are recorded at their fair values at the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. The Company reported $1.5 billion of goodwill and $322 million of indefinite-lived trade names at December 29, 2007.

In accordance with SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing. The identification and measurement of goodwill and unamortized intangible asset impairment involves the estimation of fair value. Impairment testing of goodwill also requires the identification and valuation of reporting units. The estimates of fair value of goodwill, indefinite-lived intangible assets and related reporting units are based on the information available at the date of assessment, including management assumptions about future cash flows, discount rates and royalty rates which are utilized to estimate the present value of future cash flows to be generated by the indefinite-lived assets. Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with acquired entities. While the Company has not recorded goodwill or other intangible asset impairment losses in many years, it is possible impairments may occur in the future in the event expected profitability, cash flows or trade name usage change significantly from current estimates.

ENVIRONMENTAL    The Company incurs costs related to environmental issues as a result of various laws and regulations governing current operations as well as the remediation of previously contaminated sites. Future laws and regulations are expected to be increasingly stringent and will likely increase the Company’s expenditures related to routine environmental matters.

The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of December 29, 2007 the Company had reserves of $30 million for remediation activities associated with Company-owned properties as well as for Superfund sites, for losses that are probable and estimable. The range of environmental remediation costs that is reasonably possible is $23 million to $56 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with this policy. While the Company believes the $30 million liability recorded for environmental matters is adequate, it is possible that future developments may require charges for environmental exposures in excess of this reserve.

INCOME TAXES    The future tax benefit arising from net deductible temporary differences and tax loss carry-forwards is $146 million at December 29, 2007 and $126 million at December 30, 2006. The Company believes earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits. For those jurisdictions where the expiration date of tax loss carry-forwards or the projected operating results indicate that realization is not likely, a valuation allowance is provided. The valuation allowance as of December 29, 2007 amounted to $27 million.

In assessing the need for a valuation allowance, the Company estimates future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carry-forwards. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event the Company were to determine that it would not be able to realize all or a portion of its deferred tax assets in the future, the unrealizable amount would be charged to earnings in the period in which that determination is made. By contrast, if the Company were to determine that it would be able to realize deferred tax assets in the future in excess of the net carrying amounts, it would decrease the recorded valuation allowance through a favorable adjustment to earnings in the period in which that determination is made. The Company periodically assesses its liabilities and contingencies for all tax years still under audit based on the most current available information. When it is deemed probable that an adjustment will be asserted, the Company accrues its best estimate of the tax liability, inclusive of related interest charges. See Note Q Income Taxes of the Notes to the Consolidated Financial Statements for further discussion.

RISK INSURANCE    To some extent, the Company self insures for various business exposures. For domestic workers’ compensation, automobile and product liability, the Company generally purchases outside insurance coverage only for severe losses (‘‘stop loss’’ insurance). The two risk areas involving the most significant accounting estimates are workers’ compensation and product liability (liability for alleged injuries associated with the Company’s products). Actuarial valuations performed by an outside risk insurance expert form the basis for workers’ compensation and product liability loss reserves recorded. The actuary contemplates the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The specific reserves for individual known claims are quantified by third party administrator specialists (insurance companies) for workers’ compensation and by in-house legal counsel in consultation with outside attorneys for automobile and product liability. The cash outflows related to risk insurance claims are expected to occur over approximately 8 to 10 years, and the present value of expected future claim payments is reserved. The Company believes the liability recorded for such risk insurance reserves as of December 29, 2007 is adequate, but due to judgments inherent in the reserve estimation process it is possible the ultimate costs will differ from this estimate.

WARRANTY    The Company provides product and service warranties which vary across its businesses. The types of warranties offered generally range from one year to limited lifetime, while certain products carry no warranty. Further, the Company sometimes incurs discretionary costs to service its products in connection with product performance issues. Historical warranty and service claim experience forms the basis for warranty obligations recognized. Adjustments are recorded to the warranty liability as new information becomes available. The Company believes the $64 million reserve for expected warranty claims as of December 29, 2007 is adequate, but due to judgments inherent in the reserve estimation process, including forecasting future product reliability levels and costs of repair as well as the estimated age of certain items submitted for claims, the ultimate claim costs may differ from the recorded warranty liability.

OFF-BALANCE SHEET ARRANGEMENTS    Off-balance sheet arrangements include the following:

RECEIVABLE SECURITIZATIONS    The Company has agreements to sell, on a revolving basis, pools of accounts and notes receivables to a Qualified Special Purpose Entity (‘‘QSPE’’), which qualifies to be accounted for as an unconsolidated subsidiary. The entity is designed to facilitate the securitization of certain trade accounts receivable. Assets and related debt off-balance sheet were both $42 million at December 29, 2007, compared to $60 million as of December 30, 2006. The Company is responsible for servicing these accounts while the QSPE bears the risk of non-collection. The net cash flows from sales of eligible receivables to the QSPE in revolving-period securitizations amounted to a cash outflow of $18 million in 2007 and a cash inflow of $44 million in 2006. There were no gains or losses on these cash flows.

SYNTHETIC LEASES    The Company is a party to synthetic leasing programs for two of its major distribution centers and certain personal property, predominately vehicles and equipment. The programs qualify as operating leases for accounting purposes, such that only the monthly rent expense is recorded in the Statement of Operations and the liability and value of the underlying assets are off-balance sheet. These lease programs are utilized primarily to reduce overall cost and to retain flexibility. As of December 29, 2007, the estimated fair value of assets and remaining obligations for these properties were $105 million and $83 million, respectively.

TRUST    The Company owns 100% of the common stock ($0.1 million) of The Stanley Works Capital Trust I (‘‘the Trust’’) which was formed in 2005 to initiate the offering of the $450 million Enhanced Trust Preferred Securities (‘‘ETPS’’). However, in accordance with Financial Accounting Standards Board Interpretation No. 46R, ‘‘Consolidation of Variable Interest Entities, an interpretation of ARB No. 51’’ (‘‘FIN 46R’’), the Trust is not consolidated. Since the $450 million of junior subordinated debt issued by the Company to the Trust is reflected on the Company’s Consolidated Balance Sheet as of December 29, 2007, consolidation of the Trust would have virtually no impact to the Company’s results of operations or financial position.

CAUTIONARY STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in this Annual Report on Form 10-K, including, but not limited to, the statements regarding the Company’s ability to: (i) limit cost increases due to material, energy cost and wage inflation to $75-80 million; (ii) return the fastening systems business to acceptable profitability;

(iii) increase sales and profit in the legacy US security integration business; (iv) attain gains in commercial construction markets within the security segment; (v) limit future capital expenditures such that any increase is proportional to the Company’s sales growth; (vi) continue to make acquisitions; (vii) increase its current long-term credit facility line to $800 million; and (viii) achieve higher working capital turns, decreased cycle times, reduced complexity in operations and increased customer satisfaction in 2008 and beyond are forward-looking statements and are based on current expectations. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of risks, uncertainties and important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in the forward looking statements include, without limitation, those set forth under Item 1A Risk Factors hereto, those contained in the Company’s other filings with the Securities and Exchange Commission and those set forth below.

The Company’s ability to deliver the results described above (the ‘‘Results’’) is dependent upon: (i) the Company’s ability to identify appropriate acquisition opportunities and to complete such acquisitions; (ii) the Company’s ability to successfully integrate HSM and other recent acquisitions, as well as future acquisitions, while limiting associated costs; (iii) the Company’s ability to continue to deliver cost reductions and profit improvement in its fastening systems and National hardware businesses; (iv) the Company’s ability to complete the fastening reorganization within the anticipated time frame; (v) the success of the Company’s efforts to manage freight costs, steel and other commodity costs; (vi) the success of the Company’s efforts to sustain or increase prices in order to, among other things, offset or mitigate the impact of steel, freight, energy, non-ferrous commodity and other commodity costs and other inflation increases; (vii) the Company’s ability to reduce its costs, increase its prices, change the manufacturing location or find alternate sources for products made in China in order to mitigate the impact of an increase in the VAT rate applicable to products the Company makes or purchases in China and mitigate the impact of an anti-dumping tariff recently imposed on certain nails imported from China; (viii) the Company’s ability to generate free cash flow and maintain a strong debt to capital ratio; (ix) the Company’s ability to identify and effectively execute productivity improvements and cost reductions while minimizing any associated restructuring charges; (x) the Company’s ability to obtain favorable settlement of routine tax audits; (xi) the ability of the Company to generate earnings sufficient to realize future income tax benefits during periods when temporary differences become deductible; (xii) the continued ability of the Company to access credit markets under satisfactory terms; and (xiii) the Company’s ability to negotiate satisfactory payment terms under which the Company buys and sells goods, materials and products.

The Company’s ability to deliver the Results is also dependent upon: (i) the continued success of the Company’s marketing and sales efforts; (ii) the ability of the Company to maintain or improve production rates in the Company’s manufacturing facilities, respond to significant changes in product demand and fulfill demand for new and existing products; and (iii) the Company’s ability to continue improvements in working capital.

The Company’s ability to achieve the Results will also be affected by external factors. These external factors include: pricing pressure and other changes within competitive markets; the continued consolidation of customers particularly in consumer channels; inventory management pressures on the Company’s customers; increasing competition; changes in trade, monetary, tax and fiscal policies and laws; inflation; currency exchange fluctuations; the impact of dollar/foreign currency exchange and interest rates on the competitiveness of products and the Company’s debt program; the strength of the U.S. economy; the extent to which North American markets associated with homebuilding and remodeling continue to deteriorate; further tightening of credit markets, and the impact of events that cause or may cause disruption in the Company’s manufacturing, distribution and sales networks such as war, terrorist activities, political unrest, government actions and recessionary or expansive trends in the economies of the world in which the Company operates.

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

None.

ITEM 9A.    CONTROLS AND PROCEDURES

The management of The Stanley Works is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of The Stanley Works’ internal control over financial reporting as of December 29, 2007. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (‘‘COSO’’) of the Treadway Commission in Internal Control — Integrated Framework. Management concluded that based on its assessment, The Stanley Works’ internal control over financial reporting was effective as of December 29, 2007. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of HSM Electronic Protection Services Inc. (‘‘HSM’’) which was acquired on January 16, 2007. HSM is included in the 2007 consolidated financial statements of The Stanley Works and constituted total assets of approximately $571 million at December 29, 2007 and approximately $219 million of revenues for the year then ended. Ernst & Young LLP, the auditor of the financial statements included in this annual report, has issued an attestation report on the registrant’s internal control over financial reporting, a copy of which appears on page 45.

There has been no change in The Stanley Works’ internal control over financial reporting during the fiscal quarter ended December 29, 2007 that has materially affected, or is reasonably likely to materially affect, The Stanley Works’ internal control over financial reporting.

Under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, as of the end of the period covered by this Annual Report, the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic Securities and Exchange Commission filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

On July 20, 2007, the board of directors amended the Company’s bylaws to, among other things, increase the time period for delivery of advance notice of stockholder proposals and nominations to not less than 90 days nor more than 120 days prior to the anniversary of the date on which the proxy statement was first mailed for the preceding year’s annual meeting.

The following is a list of the executive officers of the Company as of February 22, 2008:

Name, Age, Date of Birth	Office	Date Elected to Office
John F. Lundgren (56) (09/03/51)	Chairman and Chief Executive Officer. President, European Consumer Products, Georgia-Pacific Corporation (2000).	03/01/04
Donald Allan, Jr. (43) (3/21/64)	Vice President & Corporate Controller. Corporate Controller (2000); Assistant Controller (1999).	10/24/06
Jeffery D. Ansell (40) (01/05/68)	Vice President & President, Stanley Consumer Tools Group. President – Consumer Tools and Storage (2004); President of Industrial Tools & Storage (2002); Vice President – Global Consumer Tools Marketing (2001); Vice President Consumer Sales America (1999).	02/22/06
Bruce H. Beatt (55) (07/24/52)	Vice President, General Counsel and Secretary since October 2000.	10/09/00
Justin C. Boswell (40) (12/03/67)	Vice President & President, Mechanical Access Systems since January 2007. President, Stanley Securities Solutions (2003). President Stanley Access Technologies (2000).	07/26/05
Jeff Chen (49) (8/22/58)	Vice President & President, Asia; Director, Asia Operations (2002); Managing Director, Thailand (1999).	04/27/05
Hubert Davis, Jr. (59) (08/28/48)	Senior Vice President, Business Transformation since 2006. Vice President, Chief Information Officer (June 2000). Chief Information Officer and e-commerce Leader (2000).	05/25/04
James M. Loree (49) (06/14/58)	Executive Vice President and Chief Financial Officer since September 2002. Vice President Finance and Chief Financial Officer (1999).	07/19/99
Mark J. Mathieu (56) (02/20/52)	Vice President, Human Resources since September 1997.	09/17/97
Donald R. McIlnay (57) (06/11/50)	Senior Vice President & President, Industrial Tools Group and Emerging Markets since February 2006. President, Tools Group (2004); President, Doors business (2003). President, Consumer Sales Americas (1999).	10/04/99
Thierry Paternot (59) (03/03/48)	President, Stanley Tools – Europe. Chief Executive Officer Facom S.A. and Directeur General Delegue Fimilac Investissements S.A (2002); Chairman of Management Board Reetsma Gmbh (1998)	01/01/06

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

EQUITY COMPENSATION PLAN INFORMATION

Compensation plans under which the Company’s equity securities are authorized for issuance at December 29, 2007 follow:

	(A)	(B)	(C)
Plan category	Number of securities to be issued upon exercise of outstanding options and stock awards	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	7,933,141 (1)	$37.83 (2)	7,173,188
Equity compensation plans not approved by security holders	(3)	(3)	(3)
Total	7,933,141	$37.83	7,173,188
(1)	Consists of shares underlying outstanding stock options (whether vested or unvested), shares underlying time-vesting restricted stock units that have not yet vested, and the maximum number of shares that will be issued pursuant to outstanding long term performance awards if all established goals are met. All stock-based compensation plans are discussed in Note K Capital Stock of the Notes to the Consolidated Financial Statements in Item 8.
(2)	There is no cost to the recipient for shares issued pursuant to time-vesting restricted stock units or long term performance awards. Because there is no strike price applicable to these stock awards they are excluded from the weighted-average exercise price which pertains solely to outstanding stock options.
(3)	There is a non-qualified deferred tax savings plan for highly compensated salaried employees which mirrors the qualified plan provisions, but was not specifically approved by security holders. U.S. employees are eligible to contribute from 1% to 15% of their salary to a tax deferred savings plan as described in the Employee Stock Ownership Plan (‘‘ESOP’’) section of Item 8 Note M Employee Benefit Plans to the Consolidated Financial Statements of this Form 10-K. The Company contributes an amount equal to one-half of the employee contribution up to the first 7% of their salary. The investment of the employee’s contribution and the Company’s contribution is controlled by the employee participating in the plan and may include an election to invest in Company stock. The same matching arrangement is provided for highly compensated salaried employees in the ‘‘non-qualified’’ plan, except that the arrangement for these employees is outside of the ESOP, and is not funded in advance of distributions. Shares of the Company’s common stock may be issued at the time of a distribution from the plan. The number of securities remaining available for issuance under the plan at December 29, 2007 is not determinable, since the plan does not authorize a maximum number of securities.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Items 404 and 407(a) of Regulation S-K is incorporated by reference to the information set forth under the section entitled ‘‘Board of Directors — Related Party Transactions’’ of the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

(a)    Index to documents filed as part of this report:

1. and 2. Financial Statements and Financial Statement Schedules.

The response to this portion of Item 15 is submitted as a separate section of this report beginning with an index thereto on page 41.

3. Exhibits

See Exhibit Index in this Form 10-K on page 86.

(b)	See Exhibit Index in this Form 10-K on page 86.

(c)	The response in this portion of Item 15 is submitted as a separate section of this Form 10-K with an index thereto beginning on page 41.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE STANLEY WORKS

By:	/s/ John F. Lundgren John F. Lundgren, Chairman and Chief Executive Officer
Date: February 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John F. Lundgren	Chairman and Chief Executive Officer and Director	February 25, 2008

John F. Lundgren

/s/ James M. Loree	Executive Vice President and Chief Financial Officer	February 25, 2008

James M. Loree

/s/ Donald Allan, Jr.	Vice President, Corporate Controller	February 25, 2008

Donald Allan, Jr.

*	Director	February 25, 2008

John G. Breen

*	Director	February 25, 2008

Stillman B. Brown

*	Director	February 25, 2008

Carlos M. Cardoso

*	Director	February 25, 2008

Virgis W. Colbert

*	Director	February 25, 2008

Robert B. Coutts

*	Director	February 25, 2008

Emmanuel A. Kampouris

*	Director	February 25, 2008

Eileen S. Kraus

*	Director	February 25, 2008

Kathryn D. Wriston

*	Director	February 25, 2008

Lawrence A. Zimmerman

*By:	/s/ Bruce H. Beatt Bruce H. Beatt (As Attorney-in-Fact)

FORM 10-K
ITEM 15(a) (1) AND (2)
THE STANLEY WORKS AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Schedule II — Valuation and Qualifying Accounts of The Stanley Works and subsidiaries is included in Item 15 (page 42).

Management’s Report on Internal Control Over Financial Reporting (page 43).

Report of Independent Registered Public Accounting Firm — Financial Statement Opinion (page 44).

Report of Independent Registered Public Accounting Firm — Internal Control (page 45).

Consolidated Statements of Operations — fiscal years ended December 29, 2007, December 30, 2006, and December 31, 2005 (page 46).

Consolidated Balance Sheets — December 29, 2007 and December 30, 2006 (page 47).

Consolidated Statements of Cash Flows — fiscal years ended December 29, 2007, December 30, 2006, and December 31, 2005 (page 48).

Consolidated Statements of Changes in Shareowners’ Equity — fiscal years ended December 29, 2007, December 30, 2006, and December 31, 2005 (page 49).

Notes to Consolidated Financial Statements (page 50).

Selected Quarterly Financial Data (Unaudited) (Page 85).

Consent of Independent Registered Public Accounting Firm (Exhibit 23).

All other schedules are omitted because either they are not applicable or the required information is shown in the financial statements or the notes thereto.

Schedule II — Valuation and Qualifying Accounts
The Stanley Works and Subsidiaries
Fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005
(Millions of Dollars)

		ADDITIONS
Description	Beginning Balance	Charged to Costs and Expenses	(b) Charged To Other Accounts	(a) Deductions	Ending Balance
Allowance for Doubtful Accounts:
Year Ended 2007:
Current	$33.8	$9.9	$5.3	$8.2	$40.8
Non-current	2.0	—	—	1.2	0.8
Year Ended 2006:
Current	$34.9	$4.1	$1.7	$6.9	$33.8
Non-current	2.3	0.2	—	0.5	2.0
Year Ended 2005
Current	$27.3	$9.2	$5.8	$7.4	$34.9
Non-current	2.9	0.4	(0.9)	0.1	2.3
Tax Valuation Allowance:
Year Ended 2007:	$26.8	$3.4	$1.7	$4.6	$27.3
Year Ended 2006:	27.2	2.6	2.8	5.8	26.8
Year Ended 2005:	36.7	0.5	2.4	12.4	27.2

(a)	With respect to the allowance for doubtful accounts, represents amounts charged-off, less recoveries of accounts previously charged-off.
(b)	Represents foreign currency translation impact, acquisitions, and net transfers to / from other accounts.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of The Stanley Works is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of The Stanley Works’ internal control over financial reporting as of December 29, 2007. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (‘‘COSO’’) of the Treadway Commission in Internal Control — Integrated Framework. Management concluded that based on its assessment, The Stanley Works’ internal control over financial reporting was effective as of December 29, 2007. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of HSM Electronic Protection Services Inc. (‘‘HSM’’) which was acquired on January 16, 2007. HSM is included in the 2007 consolidated financial statements of The Stanley Works and constituted total assets of approximately $571 million at December 29, 2007 and approximately $219 million of revenues for the year then ended. Ernst & Young LLP, the auditor of the financial statements included in this annual report, has issued an attestation report on the registrant’s internal control over financial reporting, a copy of which appears on page 45.

/s/ John F. Lundgren
John F. Lundgren, Chairman and Chief Executive Officer

/s/ James M. Loree
James M. Loree, Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of The Stanley Works

We have audited the accompanying consolidated balance sheets of The Stanley Works and subsidiaries as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, changes in shareowners’ equity, and cash flows for each of the three fiscal years in the period ended December 29, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Stanley Works and subsidiaries at December 29, 2007 and December 30, 2006, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Stanley Works’ internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission and our report dated February 21, 2008 expressed an unqualified opinion thereon.

As discussed in Note A to the Consolidated Financial Statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109’’, effective December 31, 2006 and Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123 (Revised 2004), ‘‘Share-based Payment’’ effective January 1, 2006. As discussed in Note M to the Consolidated Financial Statements, the Company adopted SFAS No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An amendment to FASB Statement Nos. 87, 88, 106 and 132(R)’’ effective December 30, 2006.

/s/ Ernst & Young LLP

Hartford, Connecticut
February 21, 2008

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of The Stanley Works

We have audited The Stanley Works’ internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Stanley Works’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of HSM Electronic Protection Services, Inc. (‘‘HSM’’), a company acquired in January 2007, which is included in the 2007 consolidated financial statements of The Stanley Works and constituted total assets of approximately $571 million at December 29, 2007 and approximately $219 million of revenues for the year then ended. Our audit of internal control over financial reporting of The Stanley Works also did not include an evaluation of the internal control over financial reporting of HSM.

In our opinion, The Stanley Works maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Stanley Works and subsidiaries as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, changes in shareowners’ equity, and cash flows for each of the three fiscal years in the period ended December 29, 2007 and our report dated February 21, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Hartford, Connecticut
February 21, 2008

Consolidated Statements of Operations
Fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005
(In Millions of Dollars, except per share amounts)

	2007	2006	2005
Net Sales	$4,483.8	$4,018.6	$3,285.3
Costs and Expenses
Cost of sales	$2,791.6	$2,560.1	$2,104.0
Selling, general and administrative	1,058.4	955.2	736.8
Interest income	(5.0)	(4.4)	(6.6)
Interest expense	85.2	69.3	40.4
Other-net	89.7	57.5	47.9
Restructuring charges and asset impairments	12.8	13.8	4.6
	$4,032.7	$3,651.5	$2,927.1
Earnings from continuing operations before income taxes	451.1	367.1	358.2
Income taxes	114.5	76.4	86.5
Net earnings from continuing operations	$336.6	$290.7	$271.7
Loss from discontinued operations before income taxes (including $1.5 million loss on divestiture in 2006)	—	(1.5)	(1.2)
Income taxes (benefit) on discontinued operations	—	(0.3)	0.9
Loss from discontinued operations	$—	$(1.2)	$(2.1)
Net Earnings	$336.6	$289.5	$269.6
Basic earnings (loss) per share of common stock:
Continuing operations	$4.09	$3.55	$3.26
Discontinued operations	—	(0.01)	(0.03)
Total basic earnings per share of common stock	$4.09	$3.54	$3.23
Diluted earnings (loss) per share of common stock:
Continuing operations	$4.00	$3.47	$3.18
Discontinued operations	—	(0.01)	(0.02)
Total diluted earnings per share of common stock	$4.00	$3.46	$3.16

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
December 29, 2007 and December 30, 2006
(Millions of Dollars)

	2007	2006
Assets
Current Assets
Cash and cash equivalents	$240.4	$176.6
Accounts and notes receivable, net	848.4	749.6
Inventories, net	567.3	598.9
Deferred taxes	25.3	24.2
Assets held for sale	24.3	28.2
Other current assets	62.7	61.0
Total Current Assets	1,768.4	1,638.5
Property, Plant and Equipment, net	569.3	559.4
Goodwill	1,537.7	1,100.2
Customer Relationships	329.6	163.3
Trademarks	342.5	310.6
Other Intangible Assets	42.8	47.4
Other Assets	189.6	116.0
Total Assets	$4,779.9	$3,935.4
Liabilities and Shareowners’ Equity
Current Liabilities
Short-term borrowings	$282.5	$89.7
Current maturities of long-term debt	10.3	230.3
Accounts payable	508.6	445.2
Accrued expenses	476.1	485.9
Total Current Liabilities	1,277.5	1,251.1
Long-Term Debt	1,212.1	679.2
Deferred Taxes	81.7	67.2
Other Liabilities	480.1	385.9
Commitments and Contingencies (Notes R and S)
Shareowners’ Equity
Preferred stock, without par value:
Authorized and unissued 10,000,000 shares	—	—
Common stock, par value $2.50 per share:
Authorized 200,000,000 shares;
Issued 92,343,410 shares in 2007 and 2006	233.9	233.9
Retained earnings	2,045.5	1,883.6
Accumulated other comprehensive income (loss)	47.7	(81.8)
ESOP	(93.8)	(100.9)
	2,233.3	1,934.8
Less: cost of common stock in treasury (11,964,623 shares in 2007 and 10,501,783 shares in 2006)	504.8	382.8
Total Shareowners’ Equity	1,728.5	1,552.0
Total Liabilities and Shareowners’ Equity	$4,779.9	$3,935.4

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005
(Millions of Dollars)

	2007	2006	2005
Operating Activities:
Net earnings	$336.6	$289.5	$269.6
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	162.2	121.2	96.5
Restructuring charges and asset impairments	12.8	13.8	4.6
Net loss on sale of businesses	—	1.5	2.9
Other non-cash items	48.6	47.5	42.7
Changes in operating assets and liabilities:
Accounts receivable	(30.6)	50.9	7.8
Inventories	47.4	(62.7)	(19.3)
Accounts payable	34.9	40.5	12.7
Accrued expenses	(60.5)	(63.4)	(35.9)
Income taxes	14.4	(30.0)	(17.7)
Other	(21.7)	30.3	(1.6)
Net cash provided by operating activities	544.1	439.1	362.3
Investing Activities:
Capital expenditures	(65.5)	(59.6)	(53.3)
Capitalized software	(21.4)	(20.9)	(15.1)
Proceeds from sales of assets	17.6	31.9	3.7
Business acquisitions	(642.5)	(571.8)	(286.6)
Net proceeds from (taxes paid on) sales of businesses	—	0.9	(20.6)
Other	(5.1)	(6.8)	(11.6)
Net cash used in investing activities	(716.9)	(626.3)	(383.5)
Financing Activities:
Payments on long-term debt	(227.6)	(4.2)	(71.5)
Proceeds from long-term borrowings	529.9	—	450.0
Convertible notes hedge premium	(49.3)	—	—
Net proceeds (repayments) on short-term borrowings	192.3	(66.4)	102.6
Debt issuance costs and swap terminations	(12.1)	5.9	(7.6)
Stock purchase contract fees	(10.4)	—	—
Purchase of common stock for treasury	(206.9)	(201.6)	—
Proceeds from issuance of common stock and warrants	96.5	64.4	38.7
Cash dividends on common stock	(99.8)	(96.1)	(94.9)
Other	(2.0)	—	—
Net cash provided by (used in) financing activities	210.6	(298.0)	417.3
Effect of exchange rate changes on cash	26.0	4.0	11.7
Increase (Decrease) in cash and cash equivalents	63.8	(481.2)	407.8
Cash and cash equivalents, beginning of year	176.6	657.8	250.0
Cash and cash equivalents, end of year	$240.4	$176.6	$657.8

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareowners’ Equity
Fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005
(Millions of Dollars, Except Per Share Amounts)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	ESOP	Treasury Stock	Shareowners’ Equity
Balance January 1, 2005	$237.7	$1,460.6	$(55.2)	$(115.8)	$(290.6)	$1,236.7
Comprehensive income:
Net earnings		269.6				269.6
Currency translation adjustment and other			(35.2)			(35.2)
Cash flow hedge, net of tax			3.1			3.1
Minimum pension liability, net of tax			(4.0)			(4.0)
Total comprehensive income						233.5
Cash dividends declared−$1.14 per share		(94.9)				(94.9)
Issuance of common stock		11.1			40.1	51.2
Tax benefit related to stock options exercised		8.4				8.4
ESOP and related tax benefit		2.4		7.6		10.0
Balance December 31, 2005	237.7	1,657.2	(91.3)	(108.2)	(250.5)	1,444.9
Comprehensive income:
Net earnings		289.5				289.5
Currency translation adjustment and other			57.3			57.3
Cash flow hedge, net of tax			8.0			8.0
Minimum pension liability, net of tax			5.3			5.3
Total comprehensive income						360.1
Cash dividends declared−$1.18 per share		(96.1)				(96.1)
Issuance of common stock		(6.8)			69.3	62.5
Repurchase of common stock (4,026,224 shares)					(201.6)	(201.6)
Minority interest common stock	(3.8)					(3.8)
Other, stock-based compensation related, net of tax		29.4				29.4
Adoption of SFAS No. 158, net of tax			(61.1)			(61.1)
Tax benefit related to stock options exercised		8.1				8.1
ESOP and related tax benefit		2.3		7.3		9.6
Balance December 30, 2006	233.9	1,883.6	(81.8)	(100.9)	(382.8)	1,552.0
Comprehensive income:
Net earnings		336.6				336.6
Currency translation adjustment and other			102.1			102.1
Cash flow hedge, net of tax			0.7			0.7
Change in pension, net of tax			26.7			26.7
Total comprehensive income						466.1
Cash dividends declared−$1.22 per share		(99.8)				(99.8)
Issuance of common stock		(16.3)			84.9	68.6
Repurchase of common stock (3,786,813 shares)					(206.9)	(206.9)
Adoption of FIN 48		(13.5)				(13.5)
Convertible notes hedge, net of tax benefit		(36.3)				(36.3)
Issuance of stock warrants		18.8				18.8
Equity purchase contract and issuance costs		(56.7)				(56.7)
Other, stock-based compensation related, net of tax		14.1				14.1
Tax benefit related to stock options exercised		12.8				12.8
ESOP and related tax benefit		2.2		7.1		9.3
Balance December 29, 2007	$233.9	$2,045.5	$47.7	$(93.8)	$(504.8)	$1,728.5

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

A. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION    The Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries which require consolidation, after the elimination of intercompany accounts and transactions. The Company’s fiscal year ends on the Saturday nearest to December 31. There were 52 weeks in fiscal years 2007, 2006 and 2005.

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

FOREIGN CURRENCY TRANSLATION    For foreign operations with functional currencies other than the U.S. dollar, asset and liability accounts are translated at current exchange rates; income and expenses are translated using weighted-average exchange rates. Resulting translation adjustments, as well as gains and losses from certain intercompany transactions, are reported in a separate component of shareowners’ equity. Exchange gains and losses on transactions are included in earnings, and amounted to net losses/(gains) for 2007, 2006 and 2005 of $1.2 million, $3.9 million and $(0.9) million, respectively.

CASH EQUIVALENTS    Highly liquid investments with original maturities of three months or less are considered cash equivalents.

ACCOUNTS AND NOTES RECEIVABLE    Trade receivables are stated at gross invoice amount less discounts, other allowances and provision for uncollectible accounts.

ALLOWANCE FOR DOUBTFUL ACCOUNTS    The Company estimates its allowance for doubtful accounts using two methods. First, a specific reserve is established for individual accounts where information indicates the customers may have an inability to meet financial obligations. Second, a reserve is determined for all customers based on a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. Actual write-offs are charged against the allowance when internal collection efforts have been unsuccessful.

INVENTORIES    U.S Inventories are predominantly valued at the lower of Last-In First-Out (‘‘LIFO’’) cost or market because the Company believes it results in better matching of costs and revenues. Other inventories are valued at the lower of First-In, First-Out (‘‘FIFO’’) cost or market primarily because LIFO is not permitted for statutory reporting outside the U.S. See Note C Inventory, for a quantification of the LIFO impact on inventory valuation.

PROPERTY, PLANT AND EQUIPMENT    The Company generally values property, plant and equipment (‘‘PP&E’’), including capitalized software, on the basis of historical cost less accumulated depreciation and amortization. Costs related to maintenance and repairs which do not prolong the assets useful lives are expensed as incurred. Depreciation and amortization are provided using straight-line methods over the estimated useful lives of the assets as follows:

Useful Life (Years)
Land improvements	10 – 20
Buildings	40
Machinery and equipment	3 – 15
Computer software	3 – 5

Leasehold improvements are depreciated over the shorter of the estimated useful life or the term of the lease.

The Company assesses its long-lived assets for impairment when indicators that the carrying values may not be recoverable are present. In assessing long-lived assets for impairment, the Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are generated (‘‘asset group’’) and estimates the undiscounted future cash flows that are directly associated with and expected to be generated from the use of and eventual disposition of the asset group. The amount of the impairment loss, if any, is quantified by comparing the carrying amount of the asset group to the estimated fair value, which is determined using weighted average discounted cash flows that consider various possible outcomes for the disposition of the asset group. Such impairment losses were minor in the years 2007, 2006 and 2005.

GOODWILL AND OTHER INTANGIBLE ASSETS    Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Intangible assets acquired are recorded at estimated fair value. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are tested for impairment annually during the third quarter, and at any time when events suggest impairment may have occurred. To assess goodwill for impairment, the Company determines the fair value of its reporting units, which are primarily determined using management’s assumptions about future cash flows based on long-range strategic plans. This approach incorporates many assumptions including future growth rates, discount factors and tax rates. In the event the carrying value of a reporting unit exceeded its fair value, an impairment loss would be recognized to the extent the carrying amount of the reporting unit’s goodwill exceeded its implied fair value. Indefinite-lived intangible asset carrying amounts are tested for impairment by comparing to current fair market value, usually determined by the estimated cost to lease the asset from third parties. Intangible assets with definite lives are amortized over their estimated useful lives. Definite-lived intangible assets are also evaluated for impairment when impairment indicators are present. If the carrying value exceeds the total undiscounted future cash flows, the asset is written down to fair value. No goodwill or other intangible asset impairments were recorded during 2007, 2006 or 2005.

FINANCIAL INSTRUMENTS    Derivative financial instruments are employed to manage risks, including foreign currency and interest rate exposures, and are not used for trading or speculative purposes. The Company recognizes all derivative instruments, such as interest rate swap agreements, foreign currency options, and foreign exchange contracts, in the Consolidated Balance Sheets at fair value. Changes in the fair value of derivatives are recognized periodically either in earnings or in Shareowners’ Equity as a component of other comprehensive income, depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or a cash flow hedge. Changes in fair values of derivatives accounted for as fair value hedges are recorded in earnings along with the changes in the fair value of the hedged items that relate to the hedged risk. Gains and losses on derivatives designated as cash flow hedges, to the extent they are effective, are recorded in other comprehensive income, and subsequently reclassified to earnings to offset the impact of the hedged items when they occur. In the event it becomes probable the forecasted transaction to which a cash flow hedge relates will not occur, the derivative would be terminated and the amount in other comprehensive income would generally be recognized in earnings. Changes in the fair value of derivatives used as hedges of the net investment in foreign operations are reported in other comprehensive income. Changes in the fair value of derivatives not qualifying as hedges, and any portion of a hedge that is ineffective, are reported in earnings in Other-net.

The net interest paid or received on interest rate swaps is recognized as interest expense. Gains and losses resulting from the early termination of interest rate swap agreements are deferred and amortized as adjustments to interest expense over the remaining period of the debt originally covered by the terminated swap.

REVENUE RECOGNITION     General:    Revenue is recognized when the earnings process is complete, collectibility is reasonably assured, and the risks and rewards of ownership have transferred to the customer, which generally occurs upon shipment of the finished product but sometimes is upon delivery to customer facilities. Provisions for customer volume rebates, product returns, discounts and allowances are recorded as a reduction of revenue in the same period the related sales are recorded.

Multiple Element Arrangements:    In 2007, approximately $800 million in revenues were generated by multiple element arrangements, primarily in the Security segment. These sales contracts typically consist of products sold and installed by the Company at the customer location. Revenue from equipment sales is generally recognized once installation is complete. Certain sales agreements also include maintenance and monitoring services pertaining to the installed equipment. Service revenue is recognized ratably over the contract term as services are rendered.

Customer billings for equipment not yet installed and for monitoring services not yet rendered are deferred. The associated deferred revenue is included in Accrued expenses in the Consolidated Balance Sheets.

When a sales agreement involves multiple elements, deliverables are separately identified and consideration is allocated based on their relative fair values in accordance with Emerging Issues Task Force Issue No. 00-21, ‘‘Revenue Arrangements with Multiple Deliverables.’’ Fair value is generally determined by reference to the prices charged in standalone transactions.

ADVERTISING COSTS    Television advertising is expensed the first time the advertisement airs, whereas other advertising is expensed as incurred. Advertising costs are classified in SG&A and amounted to $42.5 in 2007, $44.1 million in 2006 and $31.3 million in 2005. Cooperative advertising expense reported as a deduction in net sales was $29.8 million in 2007, $26.3 million in 2006 and $26.5 million in 2005.

SALES TAXES    Sales and value added taxes collected from customers and remitted to governmental authorities are excluded from net sales reported in the Consolidated Statements of Operations.

SHIPPING AND HANDLING COSTS    The Company generally does not bill customers for freight. Shipping and handling costs associated with inbound freight are reported in cost of sales. Shipping costs associated with outbound freight are reported as a reduction of net sales and amounted to $133.6 million, $128.4 million and $99.9 million in 2007, 2006 and 2005, respectively. Distribution costs are classified as SG&A and amounted to $128.7 million, $118.2 million and $77.0 million in 2007, 2006 and 2005, respectively.

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

NEW ACCOUNTING STANDARDS

Not Effective as of December 29, 2007:    In December 2007, the FASB issued SFAS No. 141 (revised 2007), ‘‘Business Combinations’’, (‘‘SFAS 141(R)’’). SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition), establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the information needed to evaluate and understand the nature and effect of the business combination. This Statement applies to all transactions or other events in which the acquirer obtains control of one or more businesses, including those sometimes referred to as ‘‘true mergers’’ or ‘‘mergers of equals’’ and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. For new acquisitions made following the adoption of SFAS 141(R), significant costs directly related to the acquisition including legal, audit and other fees, as well as most acquisition-related restructuring, will have to be expensed as incurred rather than recorded to goodwill as is generally permitted under Statement of Financial Accounting Standards No. 141, ‘‘Business Combinations’’ (‘‘SFAS 141’’). Additionally, contingent purchase price arrangements (also known as earn-outs) will be re-measured to estimated fair value with the impact reported in earnings, whereas under present rules the contingent purchase consideration is recorded to goodwill when determined. The Company is continuing to assess the impact the adoption of SFAS 141(R) will entail. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 28, 2008.

In December 2007, the FASB issued SFAS No. 160, ‘‘Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51’’ (‘‘SFAS 160’’). SFAS 160 requires reporting entities to present non-controlling (minority) interests as equity (as opposed to a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and non-controlling interests. SFAS 160 will apply prospectively and is effective as of the beginning of fiscal 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented upon adoption. The Company is in the process of determining the impact, if any, that the adoption of SFAS 160 will have on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115’’, (‘‘SFAS 159’’). SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value. SFAS 159 is effective as of the beginning of fiscal 2008. The Company does not believe that SFAS 159 will have a significant impact on its results of operations and financial position upon adoption.

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements’’, (‘‘SFAS 157’’). This Statement provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed. SFAS 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company specific data. FAS 157 will become effective for the Company as of the beginning of fiscal 2008 for all financial assets and liabilities and non-financial assets and liabilities recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 will become effective for the remaining non-financial assets and non-financial liabilities beginning in fiscal year 2009. The Company is in the process of determining the impact, if any, that the adoption of SFAS 157 will have on its results of operations and financial position.

Implemented:    In March 2006, the FASB issued SFAS No. 156, ‘‘Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140’’, (‘‘SFAS 156’’). The provisions of SFAS 156 are effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The adoption of SFAS 156 did not impact the Company’s results of operations and financial position.

In February 2006, the FASB issued Statement of Financial Accounting Standard (‘‘SFAS’’) No. 155 ‘‘Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140’’, (‘‘SFAS 155’’). SFAS 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS 155 are effective for all financial instruments acquired or issued for fiscal years beginning after September 15, 2006. The adoption of SFAS 155 did not impact the Company’s results of operations and financial position.

The Company adopted Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109’’, (‘‘FIN 48’’), as of the beginning of its 2007 fiscal year. This Interpretation, issued in June 2006, clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. Under FIN 48, the Company first assesses whether it is more likely than not that an individual tax position will be sustained upon examination based on its technical merits. If the tax position is more likely than not to be sustained, under the presumption the taxing authority has all relevant information, it is recognized. The recognized tax position is measured as the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Previously recognized tax positions that no longer meet the more likely than not recognition threshold are derecognized in the period in which that threshold is no longer met. Accordingly, the unit of account under this standard is the individual tax position and not a higher level such as the aggregate of the various positions that are encompassed by the total tax return filing. As a result of the implementation of FIN 48, the Company recognized a $13.5 million increase in its tax liabilities, and a corresponding reduction to the 2007 beginning balance of retained earnings.

RECLASSIFICATIONS    Prior years’ segment disclosures have been reclassified to reflect the realignment of business segments which occurred during the first quarter of 2007. Certain other prior year’s amounts have been reclassified to conform to the current year presentation.

B. ACCOUNTS AND NOTES RECEIVABLE

(Millions of Dollars)	2007	2006
Trade accounts and notes receivable	$841.3	$736.0
Other	47.9	47.4
Gross accounts and notes receivable	889.2	783.4
Allowance for doubtful accounts	(40.8)	(33.8)
Net accounts and notes receivable	$848.4	$749.6

Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries. Adequate reserves have been established to cover anticipated credit losses.

The Company has agreements to sell, on a revolving basis, undivided interests in defined pools of notes receivable to a Qualified Special Purpose Entity (‘‘QSPE’’). The entity is designed to facilitate the securitization of certain trade accounts receivable and is used as an additional source of liquidity. At December 29, 2007 and December 30, 2006, the defined pools of receivables amounted to $66.0 million and $86.7 million, respectively, while the agreement permits the QSPE to have a maximum of $150.0 million of borrowings outstanding at any time. The net cash flows from sales of such eligible receivables to the QSPE in revolving-period securitizations amounted to a cash outflow of $18.0 million in 2007 and a cash inflow of $43.9 million in 2006. There were no significant gains or losses on these sales. The amounts deducted from receivables in the December 29, 2007 and December 30, 2006 Consolidated Balance Sheets under this arrangement were $42.3 million and $60.3 million, respectively. The Company is responsible for servicing and collecting the receivables sold and held in the QSPE. Any incremental costs related to such servicing and collection efforts are not significant. The QSPE bears the risk of non-collection on the receivables it has purchased.

C. INVENTORY

(Millions of Dollars)	2007	2006
Finished products	$402.3	$427.4
Work in process	57.7	59.5
Raw materials	107.3	112.0
Total	$567.3	$598.9
Net inventories in the amount of $201.9 million at December 29, 2007 and $237.1 million at December 30, 2006 were valued at the lower of LIFO cost or market. If the LIFO method had not been used, inventories would have been $66.0 million higher than reported at December 29, 2007 and $68.8 million higher than reported at December 30, 2006. The LIFO method is utilized in determining inventory value as it results in better matching of costs and revenues.

D. ASSETS HELD FOR SALE

Assets held for sale are reported at the lower of fair value less cost to sell or carrying value. At December 29, 2007 and December 30, 2006, $24.3 million and $28.2 million, respectively, of financing lease receivables were classified as held for sale. These receivables, generated by the Blick business within the Security segment, are typically sold in the following year for an amount approximating net book value.

E. PROPERTY, PLANT AND EQUIPMENT

(Millions of Dollars)	2007	2006
Land	$41.9	$43.5
Land improvements	17.2	16.3
Buildings	273.3	272.6
Leasehold improvements	25.7	21.2
Machinery and equipment	944.9	946.4
Computer software	156.3	129.2
Gross PP&E	$1,459.3	$1,429.2
Less: accumulated depreciation and amortization	890.0	869.8
Total	$569.3	$559.4

Depreciation and amortization expense associated with property, plant and equipment was as follows:

(Millions of Dollars)	2007	2006	2005
Depreciation	$66.2	$69.4	$53.5
Amortization	17.1	12.2	12.7
Depreciation and amortization expense	$83.3	$81.6	$66.2

F. ACQUISITIONS

The Company completed 24 acquisitions during 2007, 2006 and 2005. These businesses were acquired pursuant to the Company’s growth and portfolio repositioning strategy. The acquisitions were accounted for by the purchase method in accordance with SFAS 141, and their results are included in the Company’s consolidated operating results from the respective acquisition dates. All of the acquisitions have resulted in the recognition of goodwill. Goodwill reflects the future earnings and cash flow potential of the acquired business in excess of the fair values that are assigned to all other identifiable assets and liabilities. Goodwill arises because the purchase price paid reflects numerous factors including the strategic fit and expected synergies these targets bring to existing operations, the competitive nature of the bidding process and the prevailing market value for comparable companies.

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

Integration of certain acquisitions requires reduction of redundant personnel, closure of facilities, and other restructuring actions related to the acquired businesses. In such cases, a restructuring accrual is recorded for actions identified in integration strategy plans initially developed by the Company as of the acquisition date, with a resulting increase to goodwill. As integration strategies are executed, the Company monitors the previously established restructuring accruals and makes adjustments to the extent actual expenditures differ from the estimated accruals. Adjustments recorded to previously established restructuring accruals until the time integration plans are fully executed, not to exceed one year from date of original acquisition, are reflected in the final goodwill amount included in the purchase price allocation. Adjustments made subsequent to the finalization of integration strategies, or after one year from the date of original acquisition, are appropriately reflected in earnings if increases to the originally established accruals are required, while accruals that are not fully utilized are recorded as a reduction of goodwill.

2007 ACQUISITIONS    The Company completed the acquisition of HSM Electronic Protection Services, Inc. (‘‘HSM’’) on January 16, 2007 for $546.1 million which was financed with debt and equity units as more fully described in Note I, Long-Term Debt and Financing Arrangement. The HSM acquisition has resulted in $314.5 million of goodwill, none of which is deductible for income tax purposes. HSM is a market leader in the North American commercial security monitoring industry, with annual revenues of approximately $200 million. HSM has a stable customer base, an extensive North American field network and the second largest market share in the U.S. commercial monitoring market. The acquisition will serve as a growth platform in the monitoring sector of the security industry.

The Company also made eight small acquisitions relating to its hydraulic, access technologies, industrial storage, mechanical access solutions and security integration businesses during 2007 for a combined purchase price of $100.5 million. The total purchase price of $646.6 million for the 2007 acquisitions includes transaction costs and is net of cash acquired. Amounts allocated to the assets acquired and liabilities assumed are based upon estimates of fair value.

Adjustments to reflect the fair value of the assets acquired and liabilities assumed are complete for HSM and a small bolt on acquisition completed during the first quarter of 2007. The purchase price allocations for the remaining seven minor acquisitions are preliminary, mainly with respect to finalization of intangible asset valuations, related deferred taxes, and other minor items.

The following table summarizes the estimated fair values of major assets acquired and liabilities assumed for the 2007 acquisitions in the aggregate:

(Millions of Dollars)	2007
Current assets, primarily accounts receivable and inventories	$45.1
Property, plant, and equipment	11.0
Goodwill	387.8
Trade names	13.1
Customer relationships	227.3
Patents and technology	2.7
Other intangible assets	0.2
Other assets	22.6
Total assets	$709.8
Current liabilities	$59.4
Deferred tax liabilities and other	3.8
Total liabilities	$63.2

The weighted average useful lives assigned to the amortizable assets identified above are trade names — 7 years; customer relationships — 15 years; patents and technology — 8 years; and other intangible assets — 4 years. Goodwill associated with the 2007 acquisitions that is deductible for tax purposes amounts to $46.9 million.

In connection with its acquisition of HSM, the company recorded $1.1 million for the severance of approximately 80 employees and $1.9 million for facility closure costs to the initial purchase price allocation.

2006 ACQUISITIONS    On January 1, 2006, the Company completed the acquisition of Facom S.A. (‘‘Facom’’) for $477.6 million which was financed with a combination of cash on hand and debt issuance. Facom, based in France, is a leading European manufacturer of hand and mechanics tools with annual revenues approximating $475 million at the time of acquisition. Facom designs, manufactures and markets the majority of its tool product range to professional automotive and industrial end users with its well-known industrial tool brands: Facom®, Virax® and USAG®. Facom operates primarily within the premium industrial and automotive tools sector in Europe, while the Company’s pre-existing European customer base is focused mainly on the construction and D-I-Y (‘‘do-it-yourself’’) channels. Facom is primarily included in the Company’s Industrial segment while its minor D-I-Y business is included in the CDIY segment.

As of July 31, 2006, the Company completed a tender offer to acquire approximately 67% of the outstanding shares of Besco Pneumatic Corporation (‘‘Besco’’), a leading manufacturer of pneumatic tools for $38.0 million in cash. During the first quarter of 2007, the Company acquired a 20% third party interest in a Besco subsidiary for $1 million. Besco, which is headquartered in Taiwan and also has operations in China, possesses state-of-the-art research and development capabilities and efficient production facilities. Besco was one of Stanley fastening systems’ largest suppliers and approximately half of its 2005 sales of $38 million were to the Company. The acquisition is a key step in reducing fastening systems’ cost structure.

The Company also made five bolt-on acquisitions and increased its investment in a previously consolidated joint venture during 2006 for a combined purchase price of $33.9 million. The total purchase price of $549.5 million for the 2006 acquisitions reflects transaction costs and is net of cash acquired. Amounts allocated to the assets acquired and liabilities assumed are based on estimates of fair value. The purchase price allocation of Besco includes 100% of the acquired assets and liabilities, of which $21.1 million is a non-controlling interest that is reflected in Other liabilities in the Consolidated Balance Sheet.

The following table summarizes the estimated fair values of major assets acquired and liabilities assumed for the 2006 acquisitions in the aggregate:

(Millions of Dollars)	2006
Current assets, primarily accounts receivable and inventories	$266.1
Property, plant, and equipment	95.2
Goodwill	284.5
Trade names	175.4
Customer relationships	18.7
Patents and technology	17.0
Other intangible assets	1.8
Other assets	9.3
Total assets	$868.0
Current liabilities	214.6
Deferred tax liabilities	27.3
Other liabilities	79.0
Total liabilities	$320.9

Other liabilities primarily consist of liabilities for warranty, environmental and employee benefit obligations associated with the Facom acquisition and the previously discussed $21.1 million Besco non-controlling interest.

The weighted average useful lives assigned to the amortizable assets identified above are trade names — 7 years; customer relationships — 14 years; patents and technology — 15 years; and other intangible assets — 9 years. The amount allocated to the trade names includes $171.5 million associated with the Facom acquisition (Facom®, Virax®, and USAG®) which have been determined to have indefinite lives. Goodwill associated with the 2006 acquisitions that is deductible for tax purposes amounts to $0.6 million.

PRO FORMA EARNINGS FOR ACQUISITIONS    The information for 2007, 2006 and 2005 set forth below reflects the pro forma consolidated results as if the 2007, 2006, and 2005 acquisitions had occurred at the beginning of 2005. Non-recurring expenses of the acquired companies have been eliminated, while the effects of the Company’s inventory step-up charges, increased intangible asset amortization expense, taxes and interest have been added to the results below.

Operating results for the acquisitions during these pre-acquisition periods are not necessarily indicative of future results.

(MillionsofDollars,ExceptPerShareAmounts)(Unaudited)	2007	2006	2005
Net sales	$4,517.3	$4,302.7	$4,208.3
Net earnings	$337.3	$292.3	$302.0
Diluted earnings per share	$4.01	$3.49	$3.54

G. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL    The changes in the carrying amount of goodwill by segment are as follows:

(Millions of Dollars)	CDIY	Industrial	Security	Total
Balance December 30, 2006	$235.8	$319.0	$545.4	$1,100.2
Acquisitions during the year	—	42.4	345.4	387.8
Foreign currency translation and other	4.8	24.6	20.3	49.7
Balance December 29, 2007	$240.6	$386.0	$911.1	$1,537.7

OTHER INTANGIBLE ASSETS    Other intangible assets at December 29, 2007 and December 30, 2006 were as follows:

(Millions of Dollars)	2007 Gross Carrying Amount	Accumulated Amortization	2006 Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets
—Definite lives
Patents and copyrights	$61.3	$(34.1)	$57.0	$(26.1)
Trade names	42.0	(21.2)	27.7	(15.5)
Customer relationships	460.4	(130.8)	230.4	(67.1)
Other intangible assets	44.5	(28.9)	38.5	(22.0)
Total	$608.2	$(215.0)	$353.6	$(130.7)

Total indefinite lived Trademarks are $321.7 million at December 29, 2007 and $298.4 million at December 30, 2006.

Aggregate other intangible assets amortization expense by segment was as follows:

(Millions of Dollars)	2007	2006	2005
CDIY	$6.5	$6.0	$5.9
Industrial	6.8	5.0	0.7
Security	65.6	28.6	23.7
Consolidated	$78.9	$39.6	$30.3

Future estimated amortization expense is $68.4 million for 2008, $57.1 million for 2009, $47.3 million for 2010, $39.3 million for 2011 and $32.4 million for 2012.

H. ACCRUED EXPENSES

Accrued expenses at December 29, 2007 and December 30, 2006 were as follows:

(Millions of Dollars)	2007	2006
Payroll and related taxes	$104.0	$94.5
Trade allowances	81.2	65.4
Deferred revenue	50.8	21.9
Income and other taxes	42.1	36.7
Insurance and benefits	30.3	35.0
Restructuring costs	23.7	63.1
Other	144.0	169.3
Total	$476.1	$485.9

I. LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-term debt and financing arrangements at December 29, 2007 and December 30, 2006 follow:

(Millions of Dollars)	Interest Rate	2007	2006
Notes payable in 2007	4.5%	$—	$75.0
Notes payable in 2007	3.5%	—	150.0
U.K. loan notes, payable on demand	UK Libor less 0.5%	1.3	1.5
ESOP loan guarantees, payable in varying monthly installments through 2009	6.1%	4.2	4.8
Industrial Revenue Bonds due in 2010	6.3-6.8%	5.6	5.6
Notes payable in 2010	5.0%	199.8	—
Notes payable in 2012	4.9%	200.0	200.0
Convertible notes payable in 2012	2.0%	330.0	—
Notes payable in 2045 (subordinated)	5.9%	450.1	450.1
Other, payable in varying amounts through 2013	0.0-7.8%	31.4	22.5
Total debt		$1,222.4	$909.5
Less: current maturities		10.3	230.3
Long-term debt		$1,212.1	$679.2

During 2007, the Company initially funded the $546.1 million HSM acquisition with a combination of short-term borrowings and cash. A $500.0 million 364-day revolving credit bridge facility was entered into on January 8, 2007, of which $130.0 million was utilized to acquire HSM; the remainder of the HSM purchase price was funded through commercial paper borrowings and cash.

On March 20, 2007, the Company completed two security offerings: ‘‘Equity Units’’, which consisted of $330.0 million of convertible debt and $330.0 million of forward stock purchase contracts; and $200.0 million of unsecured notes (‘‘the Term Notes’’). With respect to the $860.0 million in offerings, the Company will not receive the $330.0 million cash pertaining to the forward stock purchase contracts until May, 2010. The $488.1 million net cash proceeds of these offerings and the related financial instruments described below were used to pay down the short-term bridge facility and commercial paper borrowings.

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

Convertible Notes:

The $330.0 million Convertible Notes have a five-year maturity and are due May 17, 2012. At maturity, the Company is obligated to repay the principal in cash, and may elect to settle the conversion option value, if any, as detailed further below, in either cash or shares of the Company’s common stock. The Convertible Notes bear interest at an annual rate of 3-month LIBOR minus 3.5%, reset quarterly (but never less than zero), and initially set at 1.85%. Interest is payable quarterly commencing August 17, 2007. The Convertible Notes are unsecured general obligations and rank equally with all of the Company’s other unsecured and unsubordinated debt. The Convertible Notes are pledged as collateral to guarantee the holders’ obligations to purchase common stock under the terms of the Equity Purchase Contract described above.

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

Convertible Notes Hedge:    In order to offset the common shares that may be deliverable pertaining to the previously discussed conversion option feature of the Convertible Notes, the Company entered into convertible note hedges (‘‘the Bond Hedge’’) with certain major financial institutions. The Company paid the financial institutions a premium of $49.3 million for the Bond Hedge which was recorded, net of $13.0 million of anticipated tax benefits, as a reduction of Shareowners’ Equity. The terms of the Bond Hedge mirror those of the conversion option feature of the Convertible Notes such that the financial institutions may be required to deliver shares of the Company’s common stock to the Company upon conversion at its exercise in May, 2012. To the extent, if any, that the conversion option feature becomes ‘‘in the money’’ during the five year term of the Convertible Notes, diluted shares outstanding will increase accordingly. Because the Bond Hedge is anti-dilutive, it will not be included in any diluted shares outstanding computation prior to its maturity. However, at maturity of the Convertible Notes and the Bond Hedge in 2012, the aggregate effect of these instruments is that there will be no net increase in the Company’s common shares.

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

ETPS:    In November 2005, the Company issued $450.1 million of junior subordinated debt securities to The Stanley Works Capital Trust I (the ‘‘Trust’’), with a 40-year term and a fixed initial coupon rate of 5.902% for the first five years. The Trust, which is not consolidated in accordance with Financial Accounting Standards Board Interpretation No. 46R, ‘‘Consolidation of Variable Interest Entities, an interpretation of ARB No. 51’’ (‘‘FIN46R’’), obtained the funds it loaned to the Company through the capital market sale of $450.0 million of Enhanced Trust Preferred Securities (‘‘ETPS’’) and through the sale of $0.1 million in Trust Common Securities to the Company. The obligations, tenor and terms of the ETPS mirror those of the junior subordinated debt securities. The securities may be redeemed after five years without penalty. If not redeemed after 5 years, the coupon rate will reset quarterly to 1.4% plus the highest of 3-month LIBOR, the 10-Year US Treasury CMT or the 30-Year US Treasury CMT, limited to a maximum rate of 13.25%. Net proceeds of the issuance were used to partially finance the acquisitions of Facom (January 1, 2006) and National (November 30, 2005).

In February and November of 2007, the Company paid down $75.5 million and $150.0 million, respectively, of long-term debt that matured. Aggregate annual maturities of long-term debt for each of the years from 2008 to 2012 are $10.3 million, $10.8 million, $210.8 million, $4.9 million and $534.5 million, respectively.

Included in Short-term borrowings on the Consolidated Balance Sheets as of December 29, 2007 and December 30, 2006, is commercial paper of $279.4 million and $31.1 million, respectively. In addition, the Company has uncommitted short-term lines of credit with numerous banks aggregating $340.2 million, of which $322.1 million was available at December 29, 2007. Short-term arrangements are reviewed annually for renewal. The aggregate long-term and short-term lines amounted to $890.2 million. The Company’s $550.0 million committed credit facility is designated as a liquidity back-stop for its commercial paper program. The weighted average interest rates on short-term borrowings at December 29, 2007 and December 30, 2006 were 4.6% and 4.7%, respectively.

Interest paid during 2007, 2006, and 2005 amounted to $85.0 million, $70.3 million and $38.9 million, respectively. To manage interest costs and to better match financial obligations to sources of operating cash flows, the Company maintains a portfolio of swap agreements. See Note J Financial Instruments for more information regarding the Company’s interest rate and currency swap agreements.

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

CASH FLOW HEDGES    Foreign exchange forward contracts are used to hedge multi-currency inter-company and trade cash flows expected to occur over the next eighteen month period. The objective of these instruments is to minimize the impact of foreign currency fluctuations on operating results. In addition, interest rate swaps are utilized to create a fixed rate liability, to achieve the targeted mix of fixed versus floating rate debt.

Forward contracts:    At December 29, 2007 and December 30, 2006, forward contracts hedging inter-company transactions totaled $206.3 million and $72.8 million, respectively. These foreign exchange forward contracts are denominated in Australian Dollars, Canadian Dollars, Euros, Great Britain Pounds and Taiwanese Dollars. The aggregate fair value of these forward contracts as of December 29, 2007 is a $5.4 million gain that is recorded in Other Current Assets in the Consolidated Balance Sheet.

Interest rate swaps:    The Company has executed interest rate swaps to convert floating rate debt to a fixed coupon. At December 29, 2007, the aggregate fair value of the outstanding interest rate swaps is a net loss of $6.1 million as reflected in Other Liabilities in the Consolidated Balance Sheet.

In March 2007, concurrent with the issuance of the Equity Units, the Company executed interest rate swaps with an aggregate notional amount of $330.0 million to convert the floating rate coupon on the

Convertible Notes (LIBOR less 350 basis points) to a fixed rate coupon (1.43%) for a period of three years. At December 29, 2007, the aggregate fair value of the outstanding interest rate swaps is a net loss of $6.3 million as reflected in Other Liabilities in the Consolidated Balance Sheet.

In February 2007, the Company entered into an interest rate swap prior to the issuance of its Term Notes with an aggregate notional value of $200.0 million. This swap was used to mitigate interest rate volatility relative to the three year Treasury rate by effectively fixing the interest rate for the Term Notes. The interest rate swap had an original maturity of March 19, 2010, which matched the end of the fixed rate Term Notes term. As planned, the swap was terminated at the time of the Term Notes issuance, resulting in a cash loss of $0.4 million (pre-tax), as reflected in Accumulated other comprehensive income in the Consolidated Balance Sheet; this loss will be amortized to interest expense over a period of three years.

In October 2007, the Company terminated two interest rate swaps which exchanged the floating rate associated with two of its major distribution centers to a fixed rent amount. The interest rates swaps had an aggregated notional amount of $29.5 million and resulted in an immaterial net loss upon termination.

Additionally, in 2005 the Company entered into a thirty year floating to fixed interest rate swap with a notional value of $150 million. The swap hedged the interest rate exposure associated with the forecasted refinancing of the $150.0 million 3.5% bonds maturing November 2007. During 2006 the swap was terminated, resulting in a $5.9 million gain before tax. The termination of this financial instrument was consistent with the Company’s risk management objective to obtain the lowest cost source of funds within a targeted range of variable to fixed rate interest rate proportions. The gain arising from the swap termination was reflected in Accumulated other comprehensive income in the Consolidated Balance Sheet during 2006. In November 2007, upon the maturity of the bonds linked to the associated hedged interest rate exposure, $5.0 million of the gain was reclassified out of Accumulated other comprehensive income and recorded as a gain in Other-net in the Consolidated Statement of Operations. The remaining $0.9 million in Accumulated other comprehensive income will be amortized as a reduction to interest expense through May 2012.

Cross currency swaps:    The Company and its subsidiaries have entered into various inter-company transactions whereby the notional values were denominated in currencies (United States Dollar, Euro and Canadian Dollar) other than the functional currencies of the party executing the trade (United States Dollar and Euro). In order to better match the cash flows of its inter-company obligations with cash flows from operations, the Company entered into cross currency swaps. The swaps have an aggregate United States Dollar notional value of $263.8 million and maturity dates ranging from March 2009 to November 2010. At December 29, 2007, the aggregate fair value of the Company’s cross currency swaps that were designated as cash flow hedges, was a net loss of $68.0 million as reflected in Other liabilities in the Consolidated Balance Sheet.

For derivative instruments that are so designated at inception and qualify as cash flow hedges, the Company records the effective portions of the gain or loss on the derivative instrument in Accumulated other comprehensive income, a separate component of Shareowners’ Equity, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss, if any, is immediately recognized in the same caption where the hedged items are recognized in the Consolidated Statements of Operations, generally Other-net. There is a $5.1 million after-tax gain reported for cash flow hedge effectiveness in Accumulated other comprehensive income as of December 29, 2007. Any gain or loss on these instruments at maturity will be reclassified to earnings when the hedged transactions occur in the years 2008 through 2010. The ultimate amount recognized will vary based on fluctuations of the hedged currencies (United States Dollar, Euro, Great Britain Pound, Australian Dollar and Canadian Dollar) through the maturity dates. During 2007, 2006 and 2005, ($31.7) million, $25.7 million and ($12.7) million, respectively, pertaining to cash flow hedges, was reclassified from Accumulated other comprehensive income into earnings, during the periods in which the underlying hedged transactions affected earnings; due to the effectiveness of these instruments in matching the underlying on a net basis there was no significant earnings impact.

FAIR VALUE HEDGES    For derivative instruments that are designated and qualify as fair value hedges, the Company recognizes the gain or loss on the derivative instrument in earnings in the same caption where the offsetting gain or loss on the hedged item is recognized in the current period.

Cross currency swaps:    The Company and its subsidiaries have entered into various inter-company transactions where the notional values are denominated in currencies (United States Dollar, Canadian Dollar, Euro and Great Britain Pound) other than the functional currencies of the party executing the trade (United States Dollar, Great Britain Pound and Euro). In order to better match the cash flows of its inter-company obligations with cash flows from operations, the Company entered into various cross currency swaps. The swaps have an aggregate United States Dollar notional value of $181.9 million with maturity dates ranging from December 2008 to September 2010. At December 29, 2007 the aggregate fair value of the Company’s cross currency swaps that were designated as fair value hedges, was a net gain of $0.8 million as reflected in Other assets in the Consolidated Balance Sheet. In December 2007 and in conjunction with the settlement of two inter-company obligations, the Company terminated two cross currency swaps with notional values of $83.6 million and $39.1 million, respectively.

NET INVESTMENT HEDGE    The Company utilizes net investment hedges to offset the translation adjustment arising from remeasuring its investment in the assets, liabilities, revenues, and expenses of its foreign subsidiaries. For derivative instruments that are designated and qualify as net investment hedges, the Company records the effective portion of the gain or loss on the derivative instrument in Accumulated other comprehensive income.

In February 2004, the Company entered into a cross currency swap with a United States Dollar notional value of $45.4 million to hedge its net investment in Great Britain Pound assets. The Company pays Great Britain Pounds and receives United States Dollars using fixed interest rates, offsetting the translation adjustment of its net investment in Great Britain Pound assets. This swap has a maturity date of February 2014. At December 29, 2007, the fair value of this currency swap was a loss of $4.9 million and is recorded in Other liabilities in the Consolidated Balance Sheet and the pre-tax loss on the net investment hedge included in Accumulated other comprehensive income is $5.7 million.

In December 2006, the Company entered into a cross currency swap with a notional value of $100 million and a maturity of December 2009 to hedge its net investment of Euro assets. The Company paid Euros and received United States Dollars using fixed interest rates, offsetting the translation adjustment of its net investment in Euro assets. At December 29, 2007, the fair value of this currency swap was a loss of $9.6 million as reported in Other Liabilities in the Consolidated Balance Sheet and the loss on the net investment hedge included in Accumulated Other Comprehensive Loss was $9.6 million before taxes.

UNDESIGNATED HEDGES    Purchased currency options and foreign exchange forward contracts are used to reduce exchange risks arising from cross-border cash flows expected to occur over the next one year period. The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results.

At December 29, 2007, forward contracts hedging inter-company transactions totaled $290.1 million. These foreign exchange forward contracts are denominated in Australian Dollars, Canadian Dollars, Danish Krone, Euro, Japanese Yen, Great Britain Pound, Mexican Pesos, New Zealand Dollars, Polish Zloty, South African Rand, Swiss Franc, Swedish Krona, Taiwanese Dollars and Thai Baht. The contracts mature in less than one year. The aggregate fair value of these forward contracts is a $0.9 million gain that is recorded in Other Current Assets in the Consolidated Balance Sheet.

HEDGE EFFECTIVENESS    For forward contracts and cross currency swaps designated as cash flow, fair value or net investment hedges, the Company measures hedge effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. The ineffective portion, if any, of the hedge is recognized in earnings immediately. Hedge ineffectiveness was negligible for 2007, 2006 and 2005.

For interest rate swaps designated as cash flow hedges, the Company measures the hedge effectiveness by offsetting the change in the variable portion of the interest rate swap with the change in the expected interest flows due to fluctuations in the LIBOR based interest rate.

The counterparties to all of the above mentioned financial instruments are major international financial institutions. The Company is exposed to credit risk for net exchanges under these agreements, but not for the notional amounts. The risk of default is considered remote.

The carrying values and fair values of the Company’s financial instruments at December 29, 2007 and December 30, 2006 follow:

	2007		2006
(Millions of Dollars, (asset)/liability)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long Term Debt, Including Current Portion	$1,212.1	$1,152.0	$909.5	$873.5
Undesignated Hedges:
Forward Contracts	(0.9)	(0.9)	0.2	0.2
Cash Flow Hedges:
Forward contracts	(5.4)	(5.4)	(0.9)	(0.9)
Interest rate swaps	6.1	6.1	(0.4)	(0.4)
Cross currency swaps	68.0	68.0	38.5	38.5
Fair Value Hedges:
Cross currency swaps	(0.8)	(0.8)	14.3	14.3
Net Investment Hedges:
Cross currency swaps	14.5	14.5	5.7	5.7
Total Financial Instruments	$1,293.6	$1,233.5	$966.9	$930.9

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

K. CAPITAL STOCK

WEIGHTED-AVERAGE SHARES OUTSTANDING    Weighted-average shares outstanding used to calculate basic and diluted earnings per share for each year were as follows:

	2007	2006	2005
Basic earnings per share, weighted-average shares outstanding	82,312,724	81,866,241	83,346,898
Dilutive effect of stock options and awards	1,732,848	1,838,131	2,058,820
Diluted earnings per share, weighted-average shares outstanding	84,045,572	83,704,372	85,405,718

As further detailed in Note I, Long-Term Debt and Financing Arrangements, in March 2007, the Company issued warrants to purchase up to 5.1 million shares of its common stock with a strike price of $87.12 which are anti-dilutive since the strike price of the warrants is greater than the market price of the Company’s common stock. A number of stock options are anti-dilutive primarily because remaining unrecognized compensation expense exceeds the amount by which the market price for the Company’s common stock exceeds the exercise price of the options that have not vested.

The following weighted-average stock options and warrants to purchase the Company’s common stock were outstanding at December 29, 2007 and December 30, 2006 but were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive.

	Year to Date
	2007	2006
Number of stock options (in thousands)	824	738
Number of stock warrants (in thousands)	3,918	—

The Company repurchased 3.8 million shares of its common stock for $206.9 million during 2007.

COMMON STOCK SHARE ACTIVITY    Common stock share activity for 2007, 2006 and 2005 was as follows:

	2007	2006	2005
Outstanding, beginning of year	81,841,627	83,791,129	82,407,063
Issued from treasury	2,323,973	2,076,722	1,388,179
Returned to treasury	(3,786,813)	(4,026,224)	(4,113)
Outstanding, end of year	80,378,787	81,841,627	83,791,129

COMMON STOCK RESERVED    Common stock shares reserved for issuance under various employee and director stock plans at December 29, 2007 and December 30, 2006 are as follows:

	2007	2006
Employee stock purchase plan	3,278,892	3,347,740
Stock-based compensation plans	3,894,296	5,312,881
Total	7,173,188	8,660,621

PREFERRED STOCK PURCHASE RIGHTS    Each outstanding share of common stock has one half of a share purchase right. Each purchase right may be exercised to purchase one two-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $220.00, subject to adjustment. The rights, which do not have voting rights, expire on March 10, 2016, and may be redeemed by the Company at a price of $0.01 per right at any time prior to the tenth day following the public announcement that a person has acquired beneficial ownership of 15% or more of the outstanding shares of common stock. In the event that the Company is acquired in a merger or other business combination transaction, provision shall be made so that each holder of a right (other than a holder who is a 14.9%-or-more shareowner) shall have the right to receive, upon exercise thereof, that number of shares of common stock of the surviving Company having a market value equal to two times the exercise price of the right. Similarly, if anyone becomes the beneficial owner of more than 15% of the then outstanding shares of common stock (except pursuant to an offer for all outstanding shares of common stock which the independent directors have deemed to be fair and in the best interest of the Company), provision will be made so that each holder of a right (other than a holder who is a 14.9%-or-more shareowner) shall thereafter have the right to receive, upon exercise thereof, common stock (or, in certain circumstances, cash, property or other securities of the Company) having a market value equal to two times the exercise price of the right. At December 29, 2007 there were 40,189,394 outstanding rights. There are 250,000 shares of Series A Junior Participating Preferred Stock reserved for issuance in connection with the rights.

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

Stock Options:    Stock options are granted at the fair market value of the Company’s stock on the date of grant and have a 10 year term. Generally, stock option grants vest ratably between one and four years from the date of grant. The expense for stock options granted to retirement eligible employees (those aged 55 and over and with 10 or more years of service) is recognized by the date they became retirement eligible, or on the date of grant if they are already retirement eligible, as such employees may retain their options for the 10 year contractual term in the event they retire prior to the end of the vesting period stipulated in the grant.

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

The number of stock options and weighted-average exercise prices follows:

	2007		2006		2005
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of year	8,456,508	$36.31	9,559,604	$34.06	10,507,908	$32.46
Granted	743,000	53.11	934,000	50.44	795,000	47.22
Exercised	(1,820,355)	36.10	(1,817,695)	31.44	(1,229,350)	28.89
Forfeited	(325,254)	42.99	(219,401)	37.71	(513,954)	33.60
Outstanding, end of year	7,053,899	$37.83	8,456,508	$36.31	9,559,604	$34.06
Exercisable, end of year	5,114,357	$33.46	5,619,112	$32.88	6,259,563	$31.28

At December 29, 2007, the range of exercise prices on outstanding stock options was $19.34 to $63.04. Stock option expense was $8.6 million and $8.2 million for the years ended December 29, 2007 and December 30, 2006, respectively. No stock option expense was recognized in the year ended December 31, 2005 because under APB 25, no compensation cost was recognized for stock options when the quoted market price of the stock at the grant date was equal to the amount per share the employee had to pay to acquire the stock after fulfilling the vesting period.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2007, 2006 and 2005, respectively: dividend yield of 2.4%, 2.4% and 2.4%; expected volatility of 28%, 26%, 27%; and risk-free interest rates of 3.6%, 4.2%, 4.4%. An expected life of 5 years was used in each period and a weighted average vesting period of 2.5 years in 2007, 2.3 years in 2006 and 2.5 years in 2005. The weighted average fair value of stock options granted in 2007, 2006 and 2005 was $12.15, $12.03, and $11.44, respectively.

At December 29, 2007, the Company had $15.6 million of unrecognized pre-tax compensation expense for stock options. This expense will be recognized over the remaining vesting periods which are 1.6 years on a weighted average basis.

For 2007, the Company received $65.7 million in cash from the exercise of stock options. The related tax benefit from the exercise of these options is $16.5 million. During 2007, 2006 and 2005 the total intrinsic value of options exercised was $37.9 million, $35.5 million and $23.3 million, respectively. When options are exercised, the related shares are issued from treasury stock.

SFAS 123R requires the benefit arising from tax deductions in excess of recognized compensation cost to be classified as a financing cash flow rather than as an operating cash flow as all such tax benefits were classified under earlier accounting guidance.  To quantify the recognized compensation cost on which the excess tax benefit is computed, both actual compensation expense recorded following the adoption of SFAS 123R on January 1, 2006 and pro-forma compensation cost reported in disclosures under the previous SFAS 123 standard in earlier periods is considered. An excess tax benefit is generated on the extent to which the actual gain, or spread, an optionee receives upon exercise of an option exceeds the fair value determined at the grant date; that excess spread over the fair value of the option times the applicable tax rate represents the excess tax benefit. In 2007 and 2006, the Company reported $8.6 million and $4.1 million, respectively, of excess tax benefits as a financing cash flow.

Outstanding and exercisable stock option information at December 29, 2007 follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Ranges	Options	Weighted-average Remaining Contractual Life	Weighted-average Exercise Price	Options	Weighted-average Exercise Price
$30.00 and below	1,086,475	2.18	$23.69	1,072,225	$23.64
$30.01 – 45.00	3,764,107	4.52	34.50	3,471,232	34.00
$45.01 – higher	2,203,317	8.75	50.49	570,900	48.63
	7,053,899	5.48	$37.83	5,114,357	$33.46

Restricted Share Units:    Compensation cost for restricted share units, including restricted shares granted to French employees in lieu of RSU’s, (collectively ‘‘RSU’s’’) granted to employees is recognized ratably over the vesting term, which varies but is generally 4 years. RSU grants totaled 228,125 shares, 169,675 shares and 122,891 shares in 2007, 2006 and 2005, respectively. The weighted-average grant date fair value of RSU’s granted in 2007, 2006 and 2005 was $49.13, $49.28 and $47.28 per share, respectively. Total compensation expense recognized for RSU’s amounted to $7.6 million, $4.1 million and $2.5 million, respectively; and the related tax benefit recorded was $2.2 million, $1.0 million and $0.6, respectively, in 2007, 2006 and 2005. As of December 29, 2007, unrecognized compensation expense for RSU’s amounted to $16.8 million and this cost will be recognized over a weighted-average period of 1.8 years.

A summary of non-vested restricted stock unit activity as of December 29, 2007, and changes during the twelve month period then ended is as follows:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at December 30, 2006	289,238	$46.76
Granted	228,125	49.13
Vested	(96,888)	43.92
Forfeited	(13,752)	48.23
Non-vested at December 29, 2007	406,723	$48.68

The total fair value of shares vested (market value on the date vested) during 2007, 2006 and 2005 was $5.1 million, $5.2 million and $0.7 million, respectively.

Additionally, non-employee members of the Board of Directors received restricted share-based grants which must be cash settled and accordingly mark-to-market accounting is applied. The after-tax expense recognized for such grants amounted to $0.7 million in 2007, $0.8 million in 2006, and $0.6 million in 2005.

Long-Term Performance Awards:

Cyclical 3-year Plans:    The Company has granted Long Term Performance Awards (‘‘LTIPs’’) under its 1997 and 2001 Long Term Incentive Plans to senior management employees for achieving Company performance measures, specifically earnings per share and return on capital employed. Awards are payable in shares of common stock, which may be restricted if the employee has not achieved certain stock ownership levels, and generally no award is made if the employee terminates employment prior to the payout date. There are three award cycles in progress: one for the three year period ending in December, 2007, the second for the three year period ending in December, 2008, and the third for the three year period ending in December, 2009. The ultimate issuance of shares, if any, is determined based on performance in the final year of the cycle. Based on performance in fiscal 2007, a total of 103,807 shares will be issued to senior management in 2008.

Special Bonus Program:    In 2007, the Company adopted a special bonus program under its 1997 Long Term Incentive Plan. The program provides senior managers the opportunity to receive stock in the event certain working capital turn objectives are achieved by December 31, 2009 and sustained for a period of at least six months. The ultimate issuances of shares, if any, is determined based on performance during the performance period.

Expense recognized for the various performance-contingent grants amounted to $1.5 million in 2007, $7.4 million in 2006 and $6.4 million in 2005. In the event performance goals are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. A summary of the activity pertaining to the maximum number of shares that may be issued under these performance programs is as follows:

	Share Units	Weighted Average Grant Date Fair Value
Non-vested at December 30, 2006	655,027	$44.23
Granted	208,692	53.55
Vested/Delivered	(302,547)	39.13
Forfeited	(88,653)	44.99
Non-vested at December 29, 2007	472,519	$51.92

Employee Stock Purchase Plan: The Employee Stock Purchase Plan (‘‘ESPP’’) enables substantially all employees in the United States and Canada to subscribe at any time to purchase shares of common stock on a monthly basis at the lower of 85% of the fair market value of the shares on the grant date ($44.77 per share for fiscal year 2007 purchases) or 85% of the fair market value of the shares on the last business day of each month. A maximum of 6,000,000 shares are authorized for subscription. During 2007, 2006 and 2005 shares totaling 68,848, 64,590 and 96,683, respectively, were issued under the plan at average prices of $44.33, $39.26 and $33.19 per share, respectively and the intrinsic value of the ESPP purchases was $0.8 million, $0.6 million and $1.3 million respectively. For 2007, the Company received $3.0 million in cash from ESPP purchases, and there is no related tax benefit. The fair value of ESPP shares was estimated using the Black Scholes option pricing model. ESPP compensation cost is recognized ratably over the one year term based on actual employee stock purchases under the plan. The fair value of the employees’ purchase rights under the ESPP was estimated using the following assumptions for 2007, 2006 and 2005, respectively: dividend yield of 2.2%, 2.4% and 2.4%; expected volatility of 22%, 23% and 27%; risk-free interest rates of 4.4%, 4.3% and 2.4%; and expected lives of one year. The weighted average fair value of those purchase rights granted in 2007, 2006 and 2005 was $10.95, $9.70 and $11.15, respectively.

If compensation cost for the Company’s stock option plans had been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’, net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:

(Millions of Dollars, except for per share data)	2005
Net earnings, as reported	$269.6
Add: Stock-based compensation expense included in reported income	6.4
Less: Stock-based employee compensation expense determined under fair value method, net of related tax effects	12.0
Pro forma net earnings, fair value method	$264.0
Earnings per share:
Basic, as reported	$3.23
Basic, pro forma	$3.17
Diluted, as reported	$3.16
Diluted, pro forma	$3.09

Compensation cost relating to the stock based compensation grants made in 2007 and earlier periods is recognized ratably over the vesting period using the accelerated method. Effective with the adoption of SFAS 123(R) on January 1, 2006, expense for new grants is recognized on a straight-line basis over the vesting period. The expense for retiree eligible employees (those aged 55 and over and with 10 or more years of service) is recognized by the date they became retirement eligible, as such employees may retain their options for the 10 year contractual term in the event they retire prior to the end of the vesting period stipulated in the grant.

L. ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) at the end of each fiscal year was as follows:

(Millions of Dollars)	2007	2006	2005
Currency translation adjustment	$99.3	$(8.3)	$(74.1)
Pension asset, net of tax	(42.2)	(68.9)	(13.1)
Fair value of net investment hedge effectiveness, net of tax	(14.5)	(9.0)	(0.5)
Fair value of cash flow hedge effectiveness, net of tax	5.1	4.4	(3.6)
Accumulated other comprehensive loss	$47.7	$(81.8)	$(91.3)

M. EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK OWNERSHIP PLAN (‘‘ESOP’’)    Substantially all U.S. employees may contribute from 1% to 15% of their eligible compensation to a tax-deferred 401(k) savings plan, subject to restrictions under tax laws. Employees generally direct the investment of their own contributions into various investment funds. An employer match benefit is provided under the plan equal to one-half of each employee’s tax-deferred contribution up to the first 7% of their compensation. Effective January 1, 2007, participants direct the entire employer match benefit such that no participant is required to hold the Company’s common stock in their 401(k) account. Prior to January 1, 2007, half of the employer match benefit was invested in the Company’s common stock while the investment of the other half was directed by the employee. The employer match benefit totaled $8.4 million, $7.9 million and $8.3 million, in 2007, 2006 and 2005, respectively.

In addition, approximately 4,200 U.S. salaried and non-union hourly employees receive a non-contributory benefit under the Cornerstone plan. Cornerstone benefit allocations range from 3% to 9% of eligible employee compensation based on age. Approximately 1,400 U.S. employees receive an additional average 1.7% contribution actuarially designed to replace previously curtailed pension benefits. Allocations for benefits earned under the Cornerstone plan were $13.8 million in 2007, $13.2 million in 2006, and $12.3 million in 2005. Assets held in participant Cornerstone accounts are invested in a broad-based U.S. equity security index fund and U.S. government bonds.

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

The Company accounts for the ESOP under Statement of Position (‘‘SOP’’) 76-3, ‘‘Accounting Practices for Certain Employee Stock Ownership Plans’’, as affected by the Emerging Issues Task Force (‘‘EITF’’) 89-8, ‘‘Expense Recognition for Employee Stock Ownership Plans.’’ Net ESOP activity recognized is comprised of the cost basis of shares released, the cost of the aforementioned Cornerstone and 401(k) match defined contribution benefits, interest expense on the external 1989 borrowing, less the fair value of shares released and dividends on unallocated ESOP shares. Net ESOP expense was $1.6 million in 2007, $2.4 million in 2006 and $2.1 million in 2005. ESOP expense is affected by the market value of the Company’s common stock on the monthly dates when shares are released. The market value of shares released averaged $56.04 per share in 2007, $49.28 per share in 2006 and $46.41 in 2005.

Unallocated shares are released from the trust based on current period debt principal and interest payments as a percentage of total future debt principal and interest payments. Dividends on both allocated and unallocated shares may be used for debt service and to credit participant accounts for dividends earned on allocated shares. Dividends paid on the shares acquired with the 1991 internal loan were used solely to pay internal loan debt service in all periods. Dividends on ESOP shares, which are charged to shareowners’ equity as declared, were $11.0 million in 2007, $11.7 million in 2006 and $12.1 million in 2005. Dividends on ESOP shares were utilized entirely for debt service in all years. Interest costs incurred by the ESOP on the 1989 external debt in 2007, 2006 and 2005 were $0.3 million, $0.3 million and $0.4 million, respectively. Interest costs incurred by the ESOP on the

1991 internal loan, which have no earnings impact, were $8.7 million, $9.2 million and $9.5 million for 2007, 2006, and 2005, respectively. Both allocated and unallocated ESOP shares are treated as outstanding for purposes of computing earnings per share. As of December 29, 2007, the number of ESOP shares allocated to participant accounts was 3,609,681 and the number of unallocated shares was 5,071,968. At December 29, 2007, there were 32,053 released shares in the ESOP trust holding account pending allocation. The Company made cash contributions to the ESOP totaling $11.7 million in 2007, $11.2 million in 2006 and $13.3 million in 2005.

PENSION AND OTHER BENEFIT PLANS    The Company sponsors pension plans covering most domestic hourly and certain executive employees, and approximately 4,700 foreign employees. Benefits are generally based on salary and years of service, except for U.S. collective bargaining employees whose benefits are based on a stated amount for each year of service.

The Company contributes to multi-employer plans for certain collective bargaining U.S. employees. In addition, various other defined contribution plans are sponsored worldwide. The expense for such defined contribution plans, aside from the earlier discussed ESOP plans, follows:

(Millions of Dollars)	2007	2006	2005
Multi-employer plan expense	$0.5	$0.5	$0.6
Other defined contribution plan expense	$6.5	$4.7	$3.3

The components of net periodic pension expense are as follows:

	U.S. Plans			Non-U.S. Plans
	2007	2006	2005	2007	2006	2005
Service cost	$2.7	$2.6	$2.6	$4.4	$5.9	$6.4
Interest cost	9.0	8.1	4.7	15.0	13.8	11.7
Expected return on plan assets	(9.8)	(7.9)	(2.9)	(18.2)	(16.9)	(16.2)
Amortization of prior service cost	1.5	1.4	1.4	0.1	0.2	1.5
Transition amount amortization	—	—	—	0.1	—	—
Actuarial loss	0.6	1.1	2.2	6.3	6.4	4.1
Settlement/curtailment loss (gain)	—	—	(0.8)	0.6	6.1	0.4
Net periodic pension expense	$4.0	$5.3	$7.2	$8.3	$15.5	$7.9

The Company provides medical and dental benefits for certain retired employees in the United States. In addition, certain U.S. employees who retire from active service are eligible for life insurance benefits. Approximately 8,100 participants are covered under these plans. Net periodic postretirement benefit expense was $2.2 million in 2007, $2.7 million in 2006 and $2.0 million in 2005.

Changes in plan assets and benefit obligations recognized in other comprehensive income in 2007 are as follows:

(Millions of Dollars)	2007
Current year actuarial gain	$(33.9)
Amortization of actuarial loss	(6.7)
Amortization of prior service costs	(1.4)
Amortization of transition obligation	(0.1)
Other	3.1
Total recognized in other comprehensive income (pre-tax)	$(39.0)

The amounts in Accumulated Other Comprehensive Loss expected to be recognized as components of net periodic benefit costs during 2008 total $5.6 million, representing amortization of $4.3 million of actuarial loss, $1.2 million of prior service cost, and $0.1 million of transition assets/loss.

The changes in the pension and other postretirement benefit obligations, fair value of plan assets as well as amounts recognized in the Consolidated Balance Sheets, are shown below:

	U.S. Plans		Non-U.S. Plans		Other Benefits
	2007	2006	2007	2006	2007	2006
Change in benefit obligation
Benefit obligation at end of prior year	$148.2	$154.2	$312.9	$248.6	$27.5	$29.0
Service cost	2.7	2.6	4.4	5.9	1.1	1.1
Interest cost	9.0	8.1	15.0	13.8	1.4	1.5
Settlements / curtailments	—	0.1	(5.3)	(0.1)	—	—
Actuarial (gain) loss	(7.9)	(10.3)	(26.4)	4.5	(3.4)	(0.8)
Plan amendments	—	1.9	—	—	—	—
Foreign currency exchange rate changes	—	—	14.3	30.4	—	—
Participant contributions	—	—	0.1	0.4	—	—
Acquisitions and other	13.1	—	0.5	29.4	—	—
Benefits paid	(9.6)	(8.4)	(16.0)	(20.0)	(2.1)	(3.3)
Benefit obligation at end of year	$155.5	$148.2	$299.5	$312.9	$24.5	$27.5
Change in plan assets
Fair value of plan assets at end of prior year	$112.2	$101.8	$267.1	$209.7	$—	$—
Actual return on plan assets	10.4	13.0	13.1	23.3	—	—
Participant contributions	—	—	0.1	0.4	—	—
Employer contributions	4.0	5.8	10.0	12.7	2.1	3.3
Settlements	—	—	(4.8)	—	—	—
Foreign currency exchange rate changes	—	—	11.6	25.5	—	—
Acquisitions	12.0	—	0.3	15.5	—	—
Benefits paid	(9.6)	(8.4)	(16.0)	(20.0)	(2.1)	(3.3)
Fair value of plan assets at end of plan year	$129.0	$112.2	$281.4	$267.1	$—	$—
Funded status — assets less than benefit obligation	$(26.5)	$(36.0)	$(18.1)	$(45.8)	$(24.5)	$(27.5)
Unrecognized prior service cost (credit)	6.7	8.1	1.1	1.0	(1.2)	(1.4)
Unrecognized net actuarial (gain) loss	(5.9)	3.3	58.3	83.4	1.0	4.2
Unrecognized net transition liability	—	—	0.9	1.3	—	—
Net amount recognized	$(25.7)	$(24.6)	$42.2	$39.9	$(24.7)	$(24.7)
Amounts recognized in the Consolidated Balance Sheets
Prepaid benefit cost (non-current)	$16.5	$8.2	$16.0	$2.7	$—	$—
Current benefit liability	(2.8)	(2.7)	(1.4)	(1.7)	(2.1)	(2.3)
Non-current benefit liability	(40.2)	(41.5)	(32.7)	(46.8)	(22.4)	(25.2)
Net liability recognized	$(26.5)	$(36.0)	$(18.1)	$(45.8)	$(24.5)	$(27.5)
Accumulated other comprehensive loss (gain) (pre-tax):
Prior service cost (credit)	$6.7	$8.1	$1.1	$1.0	$(1.2)	$(1.4)
Actuarial (gain) loss	(5.9)	3.3	58.3	83.4	1.0	4.2
Transition liability	—	—	0.9	1.3	—	—
	$0.8	$11.4	$60.3	$85.7	$(0.2)	$2.8
Net amount recognized	$(25.7)	$(24.6)	$42.2	$39.9	$(24.7)	$(24.7)

In 2007, the reduction of the projected benefit obligation for actuarial gains primarily pertains to increased discount rates used to measure the pension liabilities.

The accumulated benefit obligation for all defined benefit pension plans was $427.1 million at December 29, 2007 and $428.1 million at December 30, 2006. Information regarding pension plans in which accumulated benefit obligations exceed plan assets follows:

	U.S. Plans		Non-U.S. Plans
(Millions of Dollars)	2007	2006	2007	2006
Projected benefit obligation	$58.6	$70.6	$56.2	$55.5
Accumulated benefit obligation	$55.7	$67.3	$50.0	$48.8
Fair value of plan assets	$15.6	$26.6	$22.2	$21.0

Information regarding pension plans in which projected benefit obligations (inclusive of anticipated future compensation increases) exceed plan assets follows:

	U.S. Plans		Non-U.S. Plans
(Millions of Dollars)	2007	2006	2007	2006
Projected benefit obligation	$58.6	$70.6	$56.9	$256.7
Accumulated benefit obligation	$55.7	$67.3	$50.5	$226.8
Fair value of plan assets	$15.6	$26.6	$22.7	$210.8

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

(Millions of Dollars)	Defined Benefit Plans Before Adoption of SFAS 158	Impact of SFAS 158 Adoption Increase (Decrease)	Defined Benefit Plans After Adoption of SFAS 158
Prepaid benefit cost (non-current)	$79.3	$(68.4)	$10.9
Intangible asset	$7.4	$(7.4)	—
Benefit liability	$108.1	$12.1	$120.2
Accumulated other comprehensive loss	$(7.8)	$(61.1)	$(68.9)

The major assumptions used in valuing pension and post-retirement plan obligations and net costs were as follows:

	Pension Benefits						Other Benefits
	U.S. Plans			Non-U.S. Plans			U.S. Plans
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Weighted average assumptions used to determine benefit obligations at year end:
Discount rate	6.5%	5.75%	5.5%	5.5%	4.75%	5.0%	6.25%	5.75%	5.5%
Rate of compensation increase	6.0%	6.0%	5.5%	3.75%	3.75%	3.75%	4.0%	4.0%	4.0%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	5.75%	5.5%	5.75%	4.75%	5.0%	5.25%	5.75%	5.5%	6.0%
Rate of compensation increase	6.0%	5.5%	6.0%	3.75%	3.75%	3.75%	4.0%	4.0%	4.0%
Expected return on plan assets	8.0%	8.0%	7.75%	7.0%	7.0%	7.5%	—	—	—

The expected long-term rate of return on plan assets is determined considering the returns projected for the various asset classes and the relative weighting for each asset class as reflected in the target asset allocation below. In addition the Company considers historical performance, the opinions of outside actuaries and other data in developing the return assumption.

PENSION PLAN ASSETS    Plan assets are invested in equity securities, bonds and other fixed income securities, money market instruments and insurance contracts. The Company’s weighted-average worldwide actual asset allocations at December 29, 2007 and December 30, 2006 by asset category are as follows:

	Plan Assets		Target Allocation
Asset Category	2007	2006
Equity securities	65%	65%	50−70%
Fixed income securities	30%	30%	20−40%
Other	5%	5%	0−10%
Total	100%	100%	100%

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

CONTRIBUTIONS    The Company’s funding policy for its defined benefit plans is to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with federal law and other regulations. The Company expects to contribute approximately $15 million to its pension and other postretirement benefit plans in 2008.

EXPECTED FUTURE BENEFIT PAYMENTS    Benefit payments, inclusive of amounts attributable to estimated future employee service, are expected to be paid as follows over the next 10 years:

(Millions of Dollars)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Years 6-10
Future payments	$318.0	$26.8	$27.7	$29.2	$29.8	$31.3	$173.2

These benefit payments will be funded through a combination of existing plan assets and amounts to be contributed in the future by the Company.

HEALTH CARE COST TRENDS    The weighted average annual assumed rate of increase in the per-capita cost of covered benefits (i.e., health care cost trend rate) is assumed to be 10% for 2007, reducing gradually to 6% by 2015 and remaining at that level thereafter. A one percentage point change in the assumed health care cost trend rate would have an immaterial effect on the net periodic postretirement benefit cost and the postretirement benefit obligation as of December 29, 2007.

N. OTHER COSTS AND EXPENSES

Other-net is primarily comprised of intangible asset amortization expense, gains and losses on asset dispositions, currency impact, environmental expense and net expenses related to the Mac Tools extended financing programs, mainly financing receivable losses and interest income.

Research and development costs were $25.4 million, $22.8 million and $21.5 million for fiscal years 2007, 2006 and 2005, respectively.

O. RESTRUCTURING AND ASSET IMPAIRMENTS

At December 29, 2007, the restructuring and asset impairment reserve balance was $23.7 million, which the Company expects to largely utilize by the end of 2008. A summary of the restructuring reserve activity from December 30, 2006 to December 29, 2007 is as follows:

(Millions of Dollars)	12/30/06	Acquisition Accrual	Net Additions	Usage	Currency	12/29/07
Acquisitions
Severance	$54.7	$(0.3)	$—	$(39.4)	$3.8	$18.8
Facility Closure	2.4	1.9	—	(2.8)	0.1	1.6
Other	1.5	—	0.3	(0.8)	—	1.0
2007 Actions	—	—	11.8	(10.6)	—	1.2
Pre-2007 Actions	4.5	—	0.7	(4.3)	0.2	1.1
	$63.1	$1.6	$12.8	$(57.9)	$4.1	$23.7

2007 Actions:    During 2007, the Company initiated cost reduction initiatives in order to maintain its cost competitiveness. Severance charges of $11.4 million have been recorded relating to the reduction of approximately 525 employees. In addition to severance, $0.2 million was recorded for the closure of a merged office facility and $0.2 million for asset impairments. Of these amounts, $10.6 million has been utilized to date, with $1.2 million of reserves remaining as of December 29, 2007.

Pre-2007 Actions:    During 2006 and 2005, the Company initiated $18.3 million of cost reduction actions in various businesses, of which $0.7 million was recorded during 2007, $13.0 million was recorded in 2006 and $4.6 million was recorded in 2005. These actions were comprised of the severance of approximately 950 employees and the exit of a leased facility. Of this amount, $18.2 million has been utilized to date, offset slightly by a $0.2 million currency impact, leaving $0.3 million of accrual remaining as of December 29, 2007. In addition, $0.8 million of reserves remain relating to pre-2005 actions.

Acquisition Related:    During 2007, $3.0 million of reserves were established for HSM in purchase accounting. Of this amount $1.1 million was for severance of approximately 55 employees and $1.9 million related to the closure of 13 branch facilities. As of December 29, 2007, $0.8 million has been utilized, leaving $2.2 million remaining. The Company also utilized $1.2 million of restructuring reserves during 2007 established for various minor prior year acquisitions. As of December 29, 2007, $1.2 million in accruals for these small actions remains.

Pursuant to the integration of the January 2006 Facom acquisition, and the related reorganization of Facom and Stanley hand tools activities in Europe, the Company implemented restructuring initiatives. These initiatives reduced the cost structure by rationalizing manufacturing, logistics, sales and support organizations. This resulted in the severance of approximately 450 employees, the closure of two legacy Facom factories in France, as well as four legacy Facom distribution centers located in the United Kingdom, Belgium, Germany and Switzerland. Of the $60.4 million in total expenditures for these initiatives, $59.4 million was recorded to the Facom purchase price allocation and $1.0 million as a restructuring charge in 2006. As of December 29, 2007, $46.3 million has been utilized, partially offset by a $3.9 million currency impact, such that an $18.0 million accrual remains.

In connection with its late 2005 acquisition of National, the Company recorded $8.0 million relating to severance costs for approximately 250 employees and $0.3 million facility closure costs to the purchase price allocation. In addition, $0.2 million of facility closure costs were recorded as restructuring charges in 2006. As of December 29, 2007, most of this accrual has been utilized, with the remaining $1.4 million excess reversed as a reduction of Goodwill, such that no accrual remains.

Restructuring and asset impairment charges by segment were as follows:

(Millions of Dollars)	2007	2006	2005
CDIY	$5.6	$5.3	$1.3
Industrial	1.5	1.6	0.4
Security	5.3	5.9	2.9
Non-operating	0.4	1.0	—
Consolidated	$12.8	$13.8	$4.6

P. BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

Until December 30, 2006, the Company reported results in three segments: Consumer Products, Industrial Tools and Security Solutions. Due primarily to the January 16, 2007 acquisition of HSM, the Company realigned to report three new segments effective with first quarter 2007 reporting: Construction & Do-It-Yourself (‘‘CDIY’’), Industrial and Security. These new segments more clearly convey the Company’s growth strategies and reflect management’s view of the Company’s businesses with the inclusion of HSM. Prior period segment information has been restated for comparability.

The new CDIY segment manufactures and markets hand tools, consumer mechanics tools, storage systems, pneumatic tools, fasteners, and electronic leveling and measuring tools, as these products are principally utilized in construction and ‘‘Do-It-Yourself’’ projects. These products are sold primarily to professional end users and distributed through retailers (including home centers, mass merchants, hardware stores, and retail lumber yards). The new Industrial segment manufactures and markets: professional mechanics tools and storage systems; plumbing, heating, air conditioning and roofing tools; hydraulic tools and accessories; assembly tools and systems; and specialty tools (Stanley supply and services). These products are sold to industrial customers and distributed primarily through third party distributors as well as through direct sales forces. The new Security segment is a provider of access and security solutions primarily for retailers, educational, financial and healthcare institutions, as well as commercial, governmental and industrial customers. The Company provides an extensive suite of mechanical and electronic security products and systems, and a variety of security services including security integration systems, software, related installation, maintenance, monitoring services, automatic doors, door closers, exit devices, hardware (includes hinges, gate hardware, cabinet pulls, hooks, braces and shelf brackets) and locking mechanisms.

The Company utilizes segment profit, which is defined as net sales minus cost of sales and SG&A (aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, interest income, interest expense, other-net (inclusive of intangible asset amortization expense), restructuring, and income tax expense. Refer to Note O Restructuring and Asset Impairments for the amount of restructuring charges and asset impairments by segment, and to Note G Goodwill and Other Intangible Assets for intangible amortization expense by segment. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and cost for certain centralized functions that benefit the entire company but are not directly attributable to the businesses, such as legal and corporate finance functions. Transactions between segments are not material. Segment assets primarily include accounts receivable, inventory, other current assets, property, plant and equipment, intangible assets and other miscellaneous assets. Corporate assets and unallocated assets are cash and deferred income taxes. Geographic net sales and long-lived assets are attributed to the geographic regions based on the geographic location of each Company subsidiary.

The following information excludes the appliance hinge and U.K. decorator tools businesses, which are classified as discontinued operations as disclosed in Note T Discontinued Operations, unless otherwise noted.

BUSINESS SEGMENTS

(Millions of Dollars)	2007	2006	2005
Net Sales
CDIY	$1,795.0	$1,723.9	$1,680.8
Industrial	1,255.9	1,137.7	680.5
Security	1,432.9	1,157.0	924.0
Consolidated	$4,483.8	$4,018.6	$3,285.3
Segment Profit
CDIY	$270.0	$271.1	$269.0
Industrial	184.0	124.0	80.6
Security	242.1	171.5	148.7
Segment Profit	696.1	566.6	498.3
Corporate overhead	(62.3)	(63.3)	(53.8)
Total	633.8	503.3	444.5
Restructuring charges and asset impairments	(12.8)	(13.8)	(4.6)
Interest income	5.0	4.4	6.6
Interest expense	(85.2)	(69.3)	(40.4)
Other-net	(89.7)	(57.5)	(47.9)
Earnings from continuing operations before income taxes	$451.1	$367.1	$358.2
Segment Assets
CDIY	$1,171.0	$1,147.4	$1,130.4
Industrial	1,314.9	1,212.8	417.9
Security	1,981.1	1,361.4	1,300.6
	4,467.0	3,721.6	2,848.9
Discontinued operations	—	—	11.0
Corporate assets	312.9	213.8	685.2
Consolidated	$4,779.9	$3,935.4	$3,545.1
Capital and Software Expenditures
CDIY	$40.0	$36.4	$43.9
Industrial	19.5	15.4	8.7
Security	27.4	28.7	15.3
Discontinued operations	—	—	0.5
Consolidated	$86.9	$80.5	$68.4
Depreciation and Amortization
CDIY	$46.1	$48.5	$45.9
Industrial	25.9	25.7	12.8
Security	90.2	46.9	37.5
Discontinued operations	—	0.1	0.3
Consolidated	$162.2	$121.2	$96.5

In connection with its acquisitions, the Company recorded $21.6 million in cost of sales (‘‘inventory step-up amortization’’) during 2006 related to the initial turn of acquired inventory which was written-up in purchase accounting to its fair market value. This non-cash inventory step-up amortization amounted to $8.2 million in the CDIY segment, $13.3 million in the Industrial segment, and $0.1 million in the Security segment.

Sales to The Home Depot were approximately 8%, 10% and 12% of consolidated net sales in 2007, 2006 and 2005, respectively. For 2007, 2006 and 2005 net sales to this one customer amounted to 17%, 18% and 19% of segment net sales, respectively, for the CDIY segment, 5%, 7% and 8%, respectively, for the Security segment and less than one percent in each applicable year for the Industrial segment.

GEOGRAPHIC AREAS

(Millions of Dollars)	2007	2006	2005
Net Sales
United States	$2,623.8	$2,398.5	$2,277.1
Other Americas	394.8	357.5	263.0
France	530.8	465.4	146.3
Other Europe	688.9	599.9	412.1
Asia	245.5	197.3	186.8
Consolidated	$4,483.8	$4,018.6	$3,285.3
Long-Lived Assets
United States	$1,567.1	$969.2	$1,010.3
Other Americas	179.9	164.3	168.5
United Kingdom	214.4	204.9	258.9
France	511.0	478.5	14.4
Other Europe	247.5	226.4	73.1
Asia	244.3	240.4	183.4
Consolidated	$2,964.2	$2,283.7	$1,708.6

Q. INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities at the end of each fiscal year were as follows:

(Millions of Dollars)	2007	2006
Deferred tax liabilities:
Depreciation	$75.8	$41.7
Amortization of Intangibles	76.6	96.2
Inventories	4.3	4.4
Other	2.8	17.7
Total deferred tax liabilities	$159.5	$160.0
Deferred tax assets:
Employee benefit plans	$87.1	$79.9
Doubtful accounts	9.4	8.9
Accruals	6.7	10.4
Restructuring charges	1.3	2.5
Operating loss carryforwards	45.4	50.2
Other	23.8	0.4
Total deferred tax assets	$173.7	$152.3
Net Deferred Tax (Assets) Liabilities before Valuation Allowance	($14.2)	$7.7
Valuation allowance	$27.3	$26.8
Net Deferred Tax Liabilities after Valuation Allowance	$13.1	$34.5

Valuation allowances reduced the deferred tax asset attributable to foreign and state loss carry-forwards to the amount that, based upon all available evidence, is more likely than not to be realized. Reversal of the valuation allowance is contingent upon the recognition of future taxable income and capital gains in specific foreign countries and specific states, or changes in circumstances which cause the recognition of the benefits to become more likely than not. The foreign and state loss carry-forwards expire in various years beginning in 2008.

The classification of deferred taxes as of December 29, 2007 and December 30, 2006 is as follows:

	2007		2006
	Deferred Tax Asset	Deferred Tax Liability	Deferred Tax Asset	Deferred Tax Liability
Current	$(25.5)	$4.3	$(35.0)	$15.2
Non-current	(120.9)	155.2	(90.5)	144.8
Total	$(146.4)	$159.5	$(125.5)	$160.0

Income tax expense (benefit) attributable to continuing operations consisted of the following:

(Millions of Dollars)	2007	2006	2005
Current:
Federal	$55.7	$31.9	$37.0
Foreign	14.2	25.9	31.9
State	14.0	8.8	9.4
Total current	$83.9	$66.6	$78.3
Deferred (Benefit):
Federal	7.3	(6.5)	17.8
Foreign	27.7	18.4	(8.4)
State	(4.4)	(2.1)	(1.2)
Total deferred	30.6	9.8	8.2
Total	$114.5	$76.4	$86.5

Income taxes paid during 2007, 2006 and 2005 were $102.9 million, $104.5 million and $112.8 million, respectively. During 2007, the Company had tax holidays with Thailand and China. Tax holidays resulted in a reduction of tax expense amounting to $4.3 million in 2007, $3.1 million in 2006, and $1.7 million in 2005. The tax holiday in Thailand is in place until 2010 while the tax holiday in China varies between 2007 and 2015.

The reconciliation of federal income tax at the statutory federal rate to income tax at the effective rate for continuing operations is as follows:

(Millions of Dollars)	2007	2006	2005
Tax at statutory rate	$157.9	$128.5	$125.4
State income taxes, net of federal benefits	4.6	4.2	4.5
Difference between foreign and federal income tax	(37.1)	(36.0)	(30.3)
Extraterritorial income exclusion	—	(2.0)	(2.7)
Branch activity	(0.5)	0.3	(0.4)
Tax accrual reserve	1.6	4.0	(0.6)
U.S. audit settlement	—	(16.6)	(16.7)
Dividends	0.3	(3.7)	15.6
FAS 109 tax rate change	(3.4)	—	—
Other-net	(8.9)	(2.3)	(8.3)
Income taxes	$114.5	$76.4	$86.5

The components of earnings from continuing operations before income taxes consisted of the following:

(Millions of Dollars)	2007	2006	2005
United States	$206.9	$150.7	$210.2
Foreign	244.2	216.4	148.0
Total pre-tax earnings	$451.1	$367.1	$358.2

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

Undistributed foreign earnings of $650.2 million at December 29, 2007 are considered to be invested indefinitely or will be remitted substantially free of additional tax. Accordingly, no provision has been made for taxes that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of this liability.

American Jobs Creation Act of 2004 — Repatriation of Foreign Earnings:    The American Jobs Creation Act, the ‘‘Act’’, enacted on October 22, 2004 created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing for an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. During the Fourth Quarter of 2005, Stanley’s CEO and Board of Directors approved a domestic reinvestment plan as required by the ‘‘Act’’ to repatriate $249.6 million in foreign earnings in fiscal 2005. Stanley recorded $15.6 million in tax expense related to this $249.6 million dividend. All repatriations under the ‘‘Act’’ were completed by December 31, 2005.

As of the beginning of the 2007 fiscal year, the Company adopted the provisions of FIN 48. As a result of the implementation of FIN 48, the Company recognized a $13.5 million increase in the liability for unrecognized tax benefits; this was accounted for as a reduction to the 2007 beginning balance of retained earnings. The unrecognized tax benefits at December 29, 2007 relate to U.S. and various foreign jurisdictions.

The following table summarizes the activity related to the unrecognized tax benefits:

(Millions of Dollars)	2007
Balance at December 30, 2006	$54.0
Additions based on tax positions related to current year	8.1
Additions based on tax positions related to prior years	1.8
Reductions based on tax positions related to prior years	(7.3)
Settlements	(2.6)
Expirations of the statute of limitations	(4.9)
Balance at December 29, 2007	$49.1

Included in the unrecognized tax benefits of $49.1 million at December 29, 2007 were $41.7 million of tax benefits that, if recognized, would impact the annual effective tax rate. During 2007, the accrual for potential penalties and interest related to these unrecognized tax benefits was reduced by $1.5 million, and in total, as of December 29, 2007, a liability for potential penalties and interest of $4.4 million has been recorded. The Company classifies all tax-related interest and penalties as income tax expense.

It is reasonably possible the Company may recognize up to $4-$10 million of currently unrecognized tax benefits over the next 12 months, pertaining primarily to expiration of statutes of limitations in various jurisdictions.

The Company files U.S. , state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Tax years 2005 and forward remain subject to federal examination while tax years 2004 and forward generally remain subject to examination by most state tax authorities. In significant foreign jurisdictions, tax years 2003 and forward generally remain subject to examination by their respective tax authorities.

R. COMMITMENTS AND GUARANTEES

COMMITMENTS    The Company has non-cancelable operating lease agreements, principally related to facilities, vehicles, machinery and equipment. Minimum payments have not been reduced by minimum sublease rentals of $5.3 million due in the future under non-cancelable subleases. In addition, the Company is a party to synthetic leasing programs, which qualify as operating leases, for two of its major distribution centers. Rental expense, net of sublease income, for operating leases was $63.7 million in 2007, $51.3 million in 2006 and $41.4 million in 2005.

Outsourcing and other commitments are comprised of: $13.4 million for outsourcing arrangements, primarily related to information systems and telecommunications; and $7.6 million in marketing obligations.

The following is a summary of the future commitments for lease obligations, outsourcing and other arrangements:

(Millions of Dollars)	Total	2008	2009	2010	2011	2012	Thereafter
Operating lease obligations	$121.6	$34.8	$25.1	$17.7	$13.8	$11.1	$19.1
Material purchase commitments	29.0	10.5	9.5	9.0	—	—	—
Outsourcing and other	21.0	18.4	2.1	0.5	—	—	—
Total	$171.6	$63.7	$36.7	$27.2	$13.8	$11.1	$19.1

The Company has numerous assets, predominantly vehicles and equipment, under a one-year term renewable U.S. master personal property lease. Residual value obligations under this master lease were $30.2 million at December 29, 2007 while the fair value of the underlying assets was approximately $34.7 million. The U.S. master personal property lease obligations are not reflected in the future minimum lease payments since the initial and remaining term does not exceed one year. The Company routinely exercises various lease renewal options and from time to time purchases leased assets for fair value at the end of lease terms.

The Company is a party to synthetic leasing programs for two of its major distribution centers. The programs qualify as operating leases for accounting purposes, where only the monthly lease cost is recorded in earnings and the liability and value of underlying assets are off-balance sheet. As of December 29, 2007, the estimated fair value of assets and remaining obligations for these two properties were $69.9 million and $53.1 million, respectively.

GUARANTEES    The following is a summary of guarantees as of December 29, 2007:

(Millions of Dollars)	Term	Maximum Potential Payment	Carrying Amount of Liability
Financial guarantees as of December 29, 2007:
Guarantees on the residual values of leased properties	Up to 6 years	$83.2	$—
Standby letters of credit	Generally 1 year	32.1	—
Guarantee on the external Employee Stock Ownership Plan borrowings	Through 2009	4.2	4.2
Commercial customer financing arrangements	Up to 5 years	23.5	21.8
Government guarantees on employees	3 years from hire date	0.1	—
Total		$143.1	$26.0

The Company has guaranteed a portion of the residual value arising from its previously mentioned synthetic lease and U.S. master personal property lease programs. The lease guarantees aggregate

$83.2 million while the fair value of the underlying assets is estimated at $104.5 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these lease guarantees.

The Company has issued $32.1 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs. Shares of the Company’s common stock held by the ESOP were purchased with the proceeds of external borrowings in the 1980’s and borrowings from the Company in 1991. The external ESOP borrowings are guaranteed by the Company and are included in long-term debt. Shareowners’ equity reflects a reduction for the internal and external borrowings. The Company has sold various businesses and properties over many years and provided standard indemnification to the purchasers with respect to any unknown liabilities, such as environmental, which may arise in the future that are attributable to the time of the Company’s ownership. No liabilities have been recorded for these general indemnifications since there are no identified exposures. The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors for their initial purchase of the inventory and truck necessary to function as a distributor. In addition, the Company provides a full recourse guarantee to a financial institution that extends credit to certain end retail customers of its U.S. Mac Tool distributors. The gross amount guaranteed in these arrangements is approximately $23.5 million and the $21.8 million fair value of the guarantees issued is recorded in debt and other liabilities as appropriate in the consolidated balance sheet.

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

Following is a summary of the warranty liability activity for the years ended December 29, 2007 and December 30, 2006:

(Millions of Dollars)	2007	2006
Beginning Balance	$66.9	$15.7
Warranties and guarantees issued	23.0	21.3
Warranty payments	(21.8)	(20.2)
Acquisitions and other	(4.3)	50.1
Ending Balance	$63.8	$66.9

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

In the normal course of business, the Company is involved in various lawsuits and claims. In addition, the Company is a party to a number of proceedings before federal and state regulatory agencies relating to environmental remediation. Also, the Company, along with many other companies, has been named as a potentially responsible party (‘‘PRP’’) in a number of administrative proceedings for the remediation of various waste sites, including 16 active Superfund sites. Current laws potentially impose joint and several liabilities upon each PRP. In assessing its potential liability at these sites, the Company has considered the following: whether responsibility is being disputed, the terms of existing agreements, experience at similar sites, and the Company’s volumetric contribution at these sites.

The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of December 29, 2007 and December 30, 2006, the Company had reserves of $30.1 million and $30.5 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2007 amount, $7.3 million is classified as current and $22.8 million as long-term. The range of environmental remediation costs that is reasonably possible is $23.4 million to $55.5 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with policy.

The environmental liability for certain sites that have cash payments that are fixed or reliably determinable have been discounted using a rate of 4.8%. The discounted and undiscounted amount of the liability relative to these sites is $5.1 million and $8.1 million, respectively, as of December 29, 2007 and December 30, 2006. The payments relative to these sites are expected to be $1.0 million in 2008, $1.7 million in 2009, $1.0 million in 2010, $0.3 million in 2011, $0.3 in 2012 and $3.8 million thereafter.

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

In accordance with the provisions of SFAS No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets’’, the results of operations of the American appliance hinge and U.K. decorator tools businesses for the prior periods have been reported as discontinued operations. In addition, the assets and liabilities of the American appliance hinge and U.K. decorator tools businesses were classified as held for sale in the Consolidated Balance Sheet at December 31, 2005. The divestures of these businesses were made pursuant to the Company’s growth strategy which entails a reduction of risk associated with certain large customer concentrations and better utilization of resources to increase shareowner value.

The American appliance hinge business supplied hardware used to manufacture household appliances. The U.K. decorator tools business manufactured brushes, rollers and other paint sundries supplied to various retailers. Operating results of the U.K. decorator tools, which was formerly included in the CDIY segment, and the American appliance hinge business, which was formerly included in the Security segment, are summarized as follows:

(Millions of Dollars)	2006	2005
Net sales	$12.0	$38.7
Pretax loss	—	(1.2)
Income taxes	0.1	0.9
Net loss from discontinued operations	$(0.1)	$(2.1)

Quarterly Results of Operations (unaudited)

(Millions of Dollars, except per share amounts)	Quarter
2007	First	Second	Third	Fourth	Year
Net sales	$1,062.1	$1,123.0	$1,131.3	$1,167.4	$4,483.8
Gross profit	395.3	432.1	431.1	433.7	1,692.2
Selling, general and administrative expenses	259.0	268.2	256.5	274.7	1,058.4
Net earnings from continuing operations	67.6	85.3	91.4	92.3	336.6
Net earnings from discontinued operations	—	—	—	—	—
Net earnings	$67.6	$85.3	$91.4	$92.3	$336.6
Basic earnings per common share:
Continuing operations	$0.82	$1.03	$1.11	$1.13	$4.09
Discontinued operations	—	—	—	—	—
Total basic earnings per common share	$0.82	$1.03	$1.11	$1.13	$4.09
Diluted earnings per common share:
Continuing operations	$0.80	$1.01	$1.09	$1.11	$4.00
Discontinued operations	—	—	—	—	—
Total diluted earnings per common share	$0.80	$1.01	$1.09	$1.11	$4.00

2006	First	Second	Third	Fourth	Year
Net sales	$968.7	$1,017.9	$1,012.7	$1,019.3	$4,018.6
Gross profit	331.9	376.7	377.8	372.1	1,458.5
Selling, general and administrative expenses	238.8	244.6	231.9	239.9	955.2
Net earnings from continuing operations	38.5	75.0	90.2	87.0	290.7
Net (loss) earnings from discontinued operations	(0.8)	(0.3)	0.3	(0.4)	(1.2)
Net earnings	$37.7	$74.7	$90.5	$86.6	$289.5
Basic earnings (loss) per common share:
Continuing operations	$0.46	$0.92	$1.11	$1.06	$3.55
Discontinued operations	(0.01)	—	—	(0.1)	(0.1)
Total basic earnings per common share	$0.46	$0.92	$1.11	$1.06	$3.54
Diluted earnings (loss) per common share:
Continuing operations	$0.45	$0.90	$1.09	$1.04	$3.47
Discontinued operations	(0.01)	—	—	(0.01)	(0.01)
Total diluted earnings per common share	$0.45	$0.90	$1.09	$1.03	$3.46

EXHIBIT INDEX
THE STANLEY WORKS
EXHIBIT LIST

(3)	(i)	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i) to the Annual Report on Form 10-K for the year ended January 2, 1999).

(ii)	The Stanley Works By-laws as amended July 20, 2007 (incorporated by reference to Exhibit 3(ii) to Current Report on Form 8-K dated July 20, 2007).

(4)	(i)	Rights Agreement, dated January 31, 1996 (incorporated by reference to Exhibit (4)(i) to Current Report on Form 8-K dated January 31, 1996).

(a)	Amendment No. 1 dated as of January 19, 2006 to the Rights Agreement dated as of January 31, 1996, by and between The Stanley Works and Computershare Investor Services L.L.C. (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated January 20, 2006).

(ii)	Indenture, dated as of November 1, 2002 between the Company and JPMorgan Chase Bank, as trustee, defining the rights of holders of 3½% Notes Due November 1, 2007 and 4-9/10% Notes due November 1, 2012 (incorporated by reference to Exhibit 4(vi) to the Annual Report on Form 10-K for the year ended December 28, 2002).

(a)	Certificate of Designated Officers establishing Terms of 3½% Series A Senior Notes due 2007, 4-9/10% Series A Senior Notes due 2012, 3½% Series B Senior Notes due 2007 and 4-9/10% Series B Senior Notes due 2012 (incorporated by reference to Exhibit 4(ii) to the Quarterly Report on Form 10-Q for the quarter ended September 27, 2003).

(iii)	Registration Rights Agreement dated November 1, 2002 among the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney Inc., BNP Paribas Corp. and Fleet Securities, Inc. as Purchasers (incorporated by reference to Exhibit 4(vii) to the Annual Report on Form 10-K for the year ended December 28, 2002).

(iv)	Indenture, dated November 22, 2005, between The Stanley Works and HSBC Bank USA, National Association, as indenture trustee (incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K dated November 29, 2005).

(v)	First Supplemental Indenture, dated November 22, 2005, between The Stanley Works and HSBC Bank USA, National Association, as indenture trustee (incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K dated November 29, 2005).

(a)	Form of 5.902% Fixed Rate/Floating Rate Junior Subordinated Debt Securities due December 1, 2045 (incorporated by reference to Exhibit 4.7 to Current Report on Form 8-K dated November 29, 2005).

(vi)	Guarantee Agreement, dated November 22, 2005, between the Company and HSBC Bank USA, National Association, as guarantee trustee (incorporated by reference to Exhibit 4.8 to Current Report on Form 8-K dated November 29, 2005).

(vii)	Amended and Restated Declaration of Trust, dated November 22, 2005, among the Company, The Stanley Works Capital Trust I, HSBC Bank USA, as property trustee and as Delaware trustee and the administrative trustees party thereto (incorporated by reference to Exhibit 4.9 to Current Report on Form 8-K dated November 29, 2005).

(a)	Form of 5.902% Fixed Rate/Floating Rate Enhanced Trust Preferred Securities (liquidation amount $1,000 per preferred security) (incorporated by reference to Exhibit 4.10 to Current Report on Form 8-K dated November 29, 2005).

(viii)	Registration Rights Agreement, dated November 22, 2005, between the Company, The Stanley Works Capital Trust I and Citigroup Global Markets Inc., Goldman, Sachs & Co. and UBS Securities LLC, as representatives of the initial purchasers (incorporated by reference to Exhibit 4.11 to Current Report of Form 8-K dated November 29, 2005).

(ix)	Rights Agreement dated as of January 19, 2006, by and between The Stanley Works and Computershare Investor Services L.L.C. (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K/A dated February 22, 2006).

(x)	Purchase Contract and Pledge Agreement, dated as of March 20, 207, between The Stanley Works, The Bank of New York Trust Company, N.A., as Purchase Contract Agent, and HSBC Bank USA, National Association, as Collateral Agent and Securities Intermediary (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated March 23, 2007).

(xi)	Form of Corporate Units Certificate (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K dated March 23, 2007).

(xii)	Form of Treasury Units Certificate (incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K dated March 23, 2007).

(xiii)	Form of Unpledged Convertible Note (incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K dated March 23, 2007)).

(xiv)	Form of Pledged Convertible Note (incorporated by reference to Exhibit 4.7 to Current Report on Form 8-K dated March 23, 2007).

(xv)	Form of Officer’s Certificate, dated March 20, 2006, relating to the 5.00% Notes due 2010 (incorporated by reference to Exhibit 4.8 to Current Report on Form 8-K dated March 23, 2007).

(xvi)	Form of 5.00% Notes due 2010 (incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K dated March 23, 2007).

(10)

(i)	Note Purchase Agreement, dated as of June 30, 1998, between the Stanley Account Value Plan Trust, acting by and through Citibank, N.A. as trustee under the trust agreement for the Stanley Account Value Plan, for $41,050,763 aggregate principal amount of 6.07% Senior ESOP Guaranteed Notes Due December 31, 2009 (incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10-Q for the quarter ended July 4, 1998).

(ii)	New 1991 Loan Agreement, dated June 30, 1998, between The Stanley Works, as lender, and Citibank, N.A. as trustee under the trust agreement for the Stanley Account Value Plan, to refinance the 1991 Salaried Employee ESOP Loan and the 1991 Hourly ESOP Loan and their related promissory notes (incorporated by reference to Exhibit 10(ii) to the Quarterly Report on Form 10-Q for the quarter ended July 4, 1998).

(iii)	(a)	The Stanley Works Non-Employee Directors’ Benefit Trust Agreement dated December 27, 1989 and amended as of January 1, 1991 by and between The Stanley Works and Fleet National Bank, as successor trustee (incorporated by reference to Exhibit (10)(xvii)(a) to the Annual Report on Form 10-K for year ended December 29, 1990).

(b)	Stanley Works Employees’ Benefit Trust Agreement dated December 27, 1989 and amended as of January 1, 1991 by and between The Stanley Works and Fleet National Bank, as successor trustee (incorporated by reference to Exhibit (10)(xvii)(b) to the Annual Report on Form 10-K for year ended December 29, 1990).

(iv)	Master Leasing Agreement, dated September 1, 1992 between BLC Corporation and The Stanley Works (incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10-Q for the quarter ended September 26, 1992).

(v)	Amended and Restated Credit Agreement, dated as of December 1, 2005, among The Stanley Works, the initial lenders named therein, Citibank, N.A., as Administrative Agent, Citigroup Global Markets Inc., as Lead Arranger and Book Runner, and Bank of America, N.A., BNP Paribas and UBS Securities LLC, as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 7, 2005).

(vi)	Credit Agreement among The Stanley Works and the Initial Lenders named therein and Citibank, N.A. as Administrative Agent, dated as of January 8, 2007 (incorporated by reference to Exhibit 10.1 to Current report on Form 8-K dated January 11, 2007).

(vii)	Deferred Compensation Plan for Non-Employee Directors amended and restated as of December 11, 2007.*

(viii)	1988 Long-Term Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(iii) to the Annual Report on Form 10-K for the year ended January 3, 1998).*

(a)	Amendment to 1988 Long-Term Stock Incentive Plan dated December 17, 2003 (incorporated by reference to Exhibit 10(ii)(a) to Annual Report on Form 10-K for the year ended January 3, 2004).*

(ix)	Deferred Compensation Plan for Participants in Stanley’s Management Incentive Plan amended and restated as of December 11, 2007.*

(x)	Supplemental Retirement and Account Value Plan for Salaried Employees of The Stanley Works amended and restated as of June 30, 2001 (incorporated by reference to Exhibit 10(vi) to the Annual Report on Form 10-K for the year ended December 29, 2001).*

(a)	Supplemental Retirement and Account Value Plan for Salaried Employees of The Stanley Works, amended and restated effective as of January 1, 2009 except as otherwise provided therein.*

(xi)	Supplemental Executive Retirement Program amended and restated and effective September 19, 2001 (incorporated by reference to Exhibit 10(ix) to the Annual Report on Form 10-K for the year ended December 29, 2001).*

(a)	Supplemental Executive Retirement Program amended and restated effective as of January 1, 2009 except as otherwise provided therein.*

(xii)	Restated and Amended 1990 Stock Option Plan (incorporated by reference to Exhibit 10(xiii) to the Annual Report on Form 10-K for the year ended December 28, 1996).*

(a)	Amendment to 1990 Stock Option Plan dated December 17, 2003 (incorporated by reference to Exhibit 10(x)(a) to Annual Report on Form 10-K for the year ended January 3, 2004).*

(xiii)	1997 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated April 27, 2006).*

(a)	Form of Award Agreement for the Long-Term Performance Award Program for the Period January 2, 2005 through December 29, 2007 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated February 25, 2005).*

(b)	Description of the Performance Criteria and Range of Certain Awards under the Long-Term Performance Award Program for the Period January 2, 2005 Through December 29, 2007 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated February 25, 2005).*

(c)	Terms and Conditions applicable to Long Term Performance Awards issued pursuant to the 1997 and the 2001 Long Term Incentive Plans (incorporated by reference to Exhibit 10(xi)(d) to the Annual Report on Form 10-K for the year ended December 30, 2006).*

(d)	Form of Award Agreement for the Long-Term Incentive Award Program for the period January 1, 2006 through January 3, 2009 (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K dated April 27, 2006).*

(e)	Description of the Performance Criteria and Range of Certain Awards under the Long-Term Incentive Award Program for the period January 1, 2006 through January 3, 2009 (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K dated April 27, 2006).*

(f)	Form of Award Agreement for the Long-Term Incentive Award Program for fiscal years 2007 through 2009.*

(g)	Description of the Performance Criteria and Range of Certain Awards under the Long-Term Incentive Award Program for fiscal years 2007 through 2009.*

(h)	Restricted Stock Award Certificate for award to Thierry Paternot pursuant to the 1997 Long-term Incentive Plan (incorporated by reference to Exhibit 10(xi)(g) to the Annual Report on Form 10-K for the year ended December 30, 2006).*

(i)	Form of Award Letter for Thierry Paternot for the Long-Term Performance Award Program for the Period January 1, 2006 through January 3, 2009 (incorporated by reference to Exhibit 10(xi)(h) to the Annual Report on Form 10-K for the year ended December 30, 2006).*

(j)	Form of Restricted Stock Unit Award Certificate for grants of restricted stock units pursuant to 1997 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated December 15, 2005).*

(xiv)	2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated April 27, 2006).*

(a)	Form of Stock Option Certificate for options issued pursuant to 2001 Long-Term Incentive Plan.*

(b)	Stock Option Certificate for options granted to Thierry Paternot pursuant to the 2001 Long-term Incentive Plan (incorporated by reference to Exhibit 10(xii)(b) to the Annual Report on Form 10-K for the year ended December 20, 2006).*

(c)	Form of Restricted Stock Unit Award Certificate for grants of restricted stock units pursuant to 2001 Long-Term Incentive Plan.*

(xv)	Engagement Letter, dated August 26, 1999 between The Stanley Works and Donald McIlnay (incorporated by reference to Exhibit 10(xvi) to the Annual Report on Form 10-K for the year ended December 28, 2002).*

(xvi)	Agreement, dated June 9, 1999 between The Stanley Works and James Loree (incorporated by reference to Exhibit 10(ii) to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1999).*

(xvii)	Forms A and B of Change in Control Severance Agreements (incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10-Q/A for the quarter ended June 28, 2003). James M. Loree is a party to Form A Change in Control Severance Agreement and each of Hurbert Davis and Donald R. McIlnay are parties to Form B Change in Control Severance Agreement.*

(xviii)	Agreement dated February 3, 2004 between The Stanley Works and John F. Lundgren (incorporated by reference to Exhibit 10(xxiv) to Annual Report on Form 10-K for the year ended January 3, 2004).*

(xix)	Change in Control Agreement dated March 1, 2004 between The Stanley Works and John F. Lundgren (incorporated by reference to Exhibit C to the Agreement attached to Form 10-K for the year ended January 3, 2004 as Exhibit 10(xxiv).*

(xx)	The Stanley Works Restricted Stock Unit Plan for Non-Employee Directors amended and restated as of December 11, 2007.*

(xxi)	Form of Certificate for RSUs issued pursuant to The Stanley Works Restricted Stock Unit Plan for Non-Employee Directors (incorporated by reference to Exhibit 10(xxv) to the Annual Report on Form 10-K for the year ended January 1, 2005).*

(xxii)	The Stanley Works 2006 Management Incentive Compensation Plan amended and restated as of December 11, 2007.*

(a)	Summary of Material Terms of Awards for Fiscal 2007 pursuant to The Stanley Works 2006 Management Incentive Compensation Plan (incorporated by reference to Exhibit 10(xxv) to the Annual Report on Form 10-K for the year ended December 30, 2006).*

(xxiii)	Employment Agreement between Stanley Doors France SAS and Thierry Paternot dated February 15, 2006 (incorporated by reference to Exhibit 10(xxvii) to the Annual Report on Form 10-K for the year ended December 30, 2006).*

(a)	Amendment to Employment Agreement between Stanley Doors France SAS and Thierry Paternot dated July 11, 2007 (incorporated by reference to Exhbit 10(ii) to Quarterly Report on Form 10-Q for the quarter ended September 29, 2007).*

(xxiv)	Summary of Material Terms of Special Bonus Program (incorporated by reference to Exhibit 10(i) to Quarterly Report on Form 10-Q for the quarter ended September 29, 2007).*

(11)	Statement re computation of per share earnings (the information required to be presented in this exhibit appears in Notes A and K to the Company’s Consolidated Financial Statements set forth in this Annual Report on Form 10-K).

(12)	Statement re computation of ratio of earnings to fixed charges

(14)	Code of Ethics for CEO and Senior Financial Officers (incorporated by reference to the Company’s website, www.stanleyworks.com).

(21)	Subsidiaries of Registrant

(23)	Consent of Independent Auditors

(24)	Power of Attorney

(31)	(i)(a)	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)

(i)(b)	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)

(32)	(i)	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(ii)	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	(i)	Policy on Confidential Proxy Voting and Independent Tabulation and Inspection of Elections as adopted by The Board of Directors October 23, 1991 (incorporated by reference to Exhibit (28)(i) to the Quarterly Report on Form 10-Q for the quarter ended September 28, 1991).
*	Management contract or compensation plan or arrangement