Form 10-Q
period 2008-03-29
STANLEY WORKS
filed 2008-04-25
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008.

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

(860) 225-5111
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes       No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      No

78,382,596 shares of the registrant’s common stock were outstanding as of April 18, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE STANLEY WORKS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 29, 2008 AND MARCH 31, 2007
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	2008	2007
NET SALES	$1,096.9	$1,062.1
COSTS AND EXPENSES
Cost of sales	$681.9	$666.8
Selling, general and administrative	279.5	259.0
Interest expense	19.4	21.4
Interest income	(1.0)	(1.2)
Other, net	20.7	19.9
Restructuring charges	3.3	4.0
	$1,003.8	$969.9
Earnings before income taxes	93.1	92.2
Income taxes	25.1	24.6
NET EARNINGS	$68.0	$67.6
NET EARNINGS PER SHARE OF COMMON STOCK
Basic	$0.86	$0.82
Diluted	$0.85	$0.80
DIVIDENDS PER SHARE OF COMMON STOCK	$0.31	$0.30
AVERAGE SHARES OUTSTANDING (in thousands):
Basic	79,025	82,851
Diluted	80,274	84,774

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 29, 2008 AND DECEMBER 29, 2007
(Unaudited, Millions of Dollars)

	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$324.8	$240.4
Accounts and notes receivable	891.0	848.4
Inventories	591.6	567.3
Other current assets	91.8	88.0
Assets held for sale	—	24.3
Total current assets	1,899.2	1,768.4
Property, plant and equipment	1,485.2	1,459.3
Less: accumulated depreciation	905.7	890.0
	579.5	569.3
Goodwill	1,561.3	1,537.7
Trademarks	356.5	342.5
Customer relationships	315.5	329.6
Other intangible assets	41.5	42.8
Other assets	201.2	189.6
Total assets	$4,954.7	$4,779.9
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities
Short-term borrowings	$402.1	$282.5
Current maturities of long-term debt	15.8	10.3
Accounts payable	532.0	508.6
Accrued expenses	479.6	476.1
Total current liabilities	1,429.5	1,277.5
Long-term debt	1,204.0	1,212.1
Other liabilities	604.6	561.8
Commitments and contingencies (Note J)
Shareowners’ equity
Common stock, par value $2.50 per share	233.9	233.9
Retained earnings	2,089.2	2,045.5
Accumulated other comprehensive income	84.0	47.7
ESOP	(92.1)	(93.8)
	2,315.0	2,233.3
Less: cost of common stock in treasury	598.4	504.8
Total shareowners’ equity	1,716.6	1,728.5
Total liabilities and shareowners’ equity	$4,954.7	$4,779.9

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 29, 2008 AND MARCH 31, 2007
(Unaudited, Millions of Dollars)

	2008	2007
OPERATING ACTIVITIES
Net earnings	$68.0	$67.6
Depreciation and amortization	40.8	37.2
Restructuring charges	3.3	4.0
Changes in working capital	(8.1)	(18.7)
Changes in other assets and liabilities	3.7	3.7
Cash provided by operating activities	107.7	93.8
INVESTING ACTIVITIES
Capital and software expenditures	(25.1)	(26.2)
Business acquisitions and asset disposals	(0.5)	(541.4)
Other investing activities	4.0	1.7
Cash used in investing activities	(21.6)	(565.9)
FINANCING ACTIVITIES
Payments on long-term debt	(1.1)	(76.0)
Proceeds from long-term borrowings	—	529.7
Deferred financing costs and other	(4.0)	(11.1)
Bond hedge premium	—	(49.3)
Net short-term borrowings	119.7	83.9
Cash dividends on common stock	(24.3)	(24.9)
Purchase of common stock for treasury	(102.4)	(6.8)
Proceeds from the issuance of common stock and warrants	2.9	59.5
Cash (used in) provided by financing activities	(9.2)	505.0
Effect of exchange rate changes on cash	7.5	1.3
Increase in cash and cash equivalents	84.4	34.2
Cash and cash equivalents, beginning of period	240.4	176.6
CASH AND CASH EQUIVALENTS, END OF PERIOD	$324.8	$210.8

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
BUSINESS SEGMENT INFORMATION
THREE MONTHS ENDED MARCH 29, 2008 AND MARCH 31, 2007
(Unaudited, Millions of Dollars)

	2008	2007
NET SALES
Construction & DIY	$423.2	$423.7
Industrial	335.7	310.7
Security	338.0	327.7
Total	$1,096.9	$1,062.1
SEGMENT PROFIT
Construction & DIY	$50.8	$62.5
Industrial	49.1	45.5
Security	53.3	45.7
Segment profit	153.2	153.7
Corporate overhead	(17.7)	(17.4)
Total	$135.5	$136.3
Interest, net	18.4	20.2
Other, net	20.7	19.9
Restructuring charges	3.3	4.0
Earnings before income taxes	$93.1	$92.2

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 29, 2008

A.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereafter referred to as ‘‘generally accepted accounting principles’’) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. For further information, refer to the consolidated financial statements and footnotes included in The Stanley Works and Subsidiaries’ (collectively, the ‘‘Company’’) Form 10-K for the year ended December 29, 2007.

B.    New Accounting Standards

Implemented:    The Company adopted Statement of Financial Accounting Standard No. 157, ‘‘Fair Value Measurements’’ (‘‘SFAS 157’’), with respect to items that are regularly adjusted to fair value, as of the beginning of its fiscal year. SFAS 157 provides a common fair value hierarchy to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such measurements were developed. SFAS 157 indicates that an exit value (selling price) should be utilized in fair value measurements rather than an entrance value, or cost basis, and that performance risks, such as credit risk, should be included in the measurements of fair value even when the risk of non-performance is remote. SFAS 157 clarifies the principle that fair value measurements should be based on assumptions the marketplace would use when pricing an asset whenever practicable, rather than company-specific assumptions. On February 12, 2008 the FASB issued Staff Position No. 157-2, ‘‘Effective Date of FASB Statement No. 157’’ (‘‘FSP 157-2’’) which amends SFAS 157 to delay the effective date for all non-financial assets and non-financial liabilities, except for those that are recognized at fair value in the financial statements on a recurring basis. Accordingly, in fiscal 2008 the Company has followed the SFAS 157 guidance to value its financial assets and liabilities that are routinely adjusted to fair value, predominantly derivatives. The remaining assets and liabilities, to which the FSP 157-2 deferral relates, will be measured at fair value as applicable beginning in fiscal 2009. The partial adoption of SFAS 157 as described above had an immaterial impact on the Company in the current fiscal year. The Company is in the process of determining the impact, if any, that the second phase of the adoption of SFAS 157 in fiscal 2009 will have relating to its fair value measurements of non-financial assets and liabilities (such as intangible assets). Refer to Note M for further information regarding fair value measurements.

In February 2007 the FASB issued SFAS No 159 ‘‘The Fair Value Option for Financial Assets and Financial Liabilities’’ (‘‘SFAS 159’’). This statement became effective for the Company at the beginning of the current fiscal year. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company did not elect to utilize voluntary fair value measurements as permitted by the standard.

Not effective as of March 29, 2008:    In December 2007, the FASB issued SFAS No. 141 (revised 2007), ‘‘Business Combinations’’ (‘‘SFAS 141(R)’’). SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition), establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the information needed to evaluate and understand the nature and effect of the business combination. This statement applies to all transactions or other events in which the acquirer obtains control of one or more businesses, including those sometimes referred to as ‘‘true mergers’’ or ‘‘mergers of equals’’ and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. For new acquisitions made following the adoption of SFAS 141(R), significant costs directly related to the acquisition including legal, audit and other fees, as well as most acquisition-related restructuring, will have to be expensed as incurred rather than recorded to goodwill as is generally permitted under Statement of Financial Accounting Standards No. 141, ‘‘Business Combinations’’ (‘‘SFAS 141’’). Additionally, contingent purchase price arrangements (also known as earn-outs) will be re-measured to estimated fair value with the impact reported in earnings, whereas under present rules the contingent purchase consideration is recorded to goodwill when determined. The Company is continuing to assess the impact the adoption of SFAS 141(R) will entail. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 4, 2009.

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

C.    Earnings Per Share

The following table reconciles the weighted average shares outstanding used to calculate basic and diluted earnings per share for the three months ended March 29, 2008 and March 31, 2007:

	2008	2007
Numerator (in millions):
Net earnings – basic and diluted	$68.0	$67.6
Denominator (in thousands):
Basic earnings per share – weighted average shares	79,025	82,851
Dilutive effect of stock options and awards	1,249	1,923
Diluted earnings per share – weighted average shares	80,274	84,774
Earnings per share of common stock:
Basic	$0.86	$0.82
Diluted	$0.85	$0.80

The following weighted-average stock options and warrants to purchase the Company’s common stock were outstanding during the three months ended March 29, 2008 and March 31, 2007, but were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	2008	2007
Number of stock options (in thousands)	1,572	856
Number of stock warrants (in thousands)	5,092	1,275

D.    Comprehensive Income

Comprehensive income for the three months ended March 29, 2008 and March 31, 2007 is as follows (in millions):

	2008	2007
Net earnings	$68.0	$67.6
Other comprehensive gain, net of tax	36.3	12.2
Comprehensive income	$104.3	$79.8

Other comprehensive gain is primarily the impact of foreign currency translation.

E.    Inventories

The components of inventories at March 29, 2008 and December 29, 2007 are as follows (in millions):

	2008	2007
Finished products	$415.9	$402.3
Work in process	64.1	57.7
Raw materials	111.6	107.3
Total inventories	$591.6	$567.3

F.    Assets Held for Sale

The Company sold $24.9 million of financing lease receivables generated by the Blick business within the security segment during the first quarter of 2008. There are no assets held for sale as of March 29, 2008.

G.    Acquisitions and Goodwill

During 2007 the Company completed nine acquisitions for a total purchase price of $646.7 million. These acquisitions were accounted for as purchases in accordance with SFAS 141. The total purchase price for the acquisitions reflects transaction costs and is net of cash acquired, and was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The purchase price allocations for several small acquisitions with a total purchase price of $96.4 million are preliminary, mainly with respect to execution of acquisition date integration plans and other minor items. There were no significant changes to the purchase price allocation made during the first quarter of 2008.

Goodwill

Changes in the carrying amount of goodwill by segment are as follows (in millions):

	Construction & DIY	Industrial	Security	Total
Balance as of December 29, 2007	$240.6	$386.0	$911.1	$1,537.7
Purchase accounting adjustments	—	(0.1)	0.1	—
Foreign currency translation/other	6.8	20.1	(3.3)	23.6
Balance as of March 29, 2008	$247.4	$406.0	$907.9	$1,561.3

H.    Restructuring

At March 29, 2008, the Company’s restructuring reserve balance was $22.3 million. This will be substantially expended during 2008, aside from approximately $7 million pertaining to the Facom acquisition for which the timing of payments depends upon the actions of certain European governmental agencies. A summary of the Company’s restructuring reserve activity from December 29, 2007 to March 29, 2008 is as follows (in millions):

	12/29/07	Net Additions	Usage	Currency	3/29/08
Acquisitions
Severance	$18.8	$—	$(3.7)	$0.8	$15.9
Facility Closure	1.6	—	(0.4)	—	1.2
Other	1.0	—	(0.2)	0.2	1.0
2008 Actions	—	3.3	(1.0)	—	2.3
Pre-2008 Actions	2.3	—	(0.5)	0.1	1.9
	$23.7	$3.3	$(5.8)	$1.1	$22.3

2008 Actions:    During the first quarter of 2008, the Company initiated cost reduction initiatives in order to maintain its cost competitiveness. Severance charges of $3.3 million were recorded during the quarter relating to the reduction of approximately 100 employees. Approximately $0.8 of this charge pertained to the Construction and DIY segment; $0.4 million to the Industrial segment; and $2.1 million to the Security segment. Of these amounts, $1.0 million has been utilized to date, with $2.3 million of reserves remaining as of March 29, 2008.

Pre-2008 Actions:    During 2007 the Company initiated $11.8 million of cost reduction actions in various businesses. These actions were comprised of the severance of 525 employees and the exit of a leased facility. Of this amount, $11.0 million has been utilized to date with $0.8 million of accrual remaining as of March 29, 2008. In addition, $1.1 million of reserves remain relating to pre-2007 actions.

Acquisition Related:    During 2007, $3.0 million of reserves were established for HSM in purchase accounting. Of this amount $1.1 million was for severance of approximately 80 employees and $1.9 million related to the closure of 13 branch facilities. As of March 29, 2008, $1.2 million has been utilized, leaving $1.8 million remaining. The Company also utilized $3.9 million of restructuring reserves during the first quarter 2008 established for various other prior year acquisitions. As of March 29, 2008, $18.1 million in accruals for restructuring remains, primarily relating to the Facom acquisition.

I.    Credit Facility

On February 27, 2008, the Company amended its credit facility to provide for an increase and extension of its committed credit facility to $800.0 million from $500.0 million.  Currently $550.0 million of the facility is designated as a liquidity back-stop for the Company’s $550.0 million commercial paper program. The amended and restated facility expires in February 2013.

J.    Commitments and Contingencies

The Company is involved in various legal proceedings relating to environmental issues, employment, product liability and workers’ compensation claims and other matters. The Company periodically reviews the status of these proceedings with both inside and outside counsel, as well as an actuary for risk insurance. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company’s operations or financial condition taken as a whole.

The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of March 29, 2008 and December 29, 2007, the Company had reserves of $30.8 million and $30.1 million, respectively, primarily for remediation activities associated with company-owned properties as well as for Superfund sites. The range of environmental remediation costs that is reasonably possible is $18.0 million to $50.9 million which is subject to change in the near term.

K.    Guarantees

The Company’s financial guarantees at March 29, 2008 are as follows (in millions):

	Term	Maximum Potential Payment	Liability Carrying Amount
Guarantees on the residual values of leased properties	Up to 6 years	$85.1	$—
Standby letters of credit	Generally 1 year	33.1	—
Commercial customer financing arrangements	Up to 5 years	22.4	17.9
Guarantee on the external Employee Stock Ownership Plan (‘‘ESOP’’) borrowings	Through 2009	3.4	3.4
Government guarantees on employees	Up to 3 years from date of hire	0.1	—
		$144.1	$21.3

The Company has guaranteed a portion of the residual value arising from its synthetic lease and U.S. master personal property lease programs. The lease guarantees aggregate $85.1 million while the fair value of the underlying assets is estimated at $105.7 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these lease guarantees. The Company has issued $33.1 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs. The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors for their initial purchase of the inventory and truck necessary to function as a distributor. In addition, the Company provides a full recourse guarantee to a financial institution that extends credit to certain end retail customers of its U.S. Mac Tool distributors. The gross amount guaranteed in these arrangements is $22.4 million and the $17.9 million carrying value of the guarantees issued is recorded in debt and other liabilities as appropriate in the consolidated balance sheet.

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

The changes in the carrying amount of product and service warranties for the three months ended March 29, 2008 are as follows (in millions):

Balance December 29, 2007	$63.8
Warranties and guarantees issued	5.9
Warranty payments	(6.1)
Currency and other	4.1
Balance March 29, 2008	$67.7

L.    Net Periodic Benefit Cost – Defined Benefit Plans

Following are the components of net periodic benefit cost for the three months ended March 29, 2008 and March 31, 2007 (in millions):

	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2008	2007	2008	2007	2008	2007
Service cost	$0.6	$0.7	$1.1	$1.2	$0.3	$0.3
Interest cost	2.4	2.3	4.1	3.7	0.4	0.4
Expected return on plan assets	(2.5)	(2.4)	(5.1)	(4.4)	—	—
Amortization of prior service cost	0.3	0.3	0.1	—	—	—
Amortization of net loss (gain)	0.1	0.2	1.1	1.7	(0.1)	—
Net periodic benefit cost	$0.9	$1.1	$1.3	$2.2	$0.6	$0.7

M.    Fair Value Measurements

SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value. SFAS 157 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1 – Quoted prices for identical instruments in active markets.

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs and significant value drivers are observable.

Level 3 – Instruments that are valued using unobservable inputs.

The Company holds various derivative financial instruments that are employed to manage risks, including foreign currency and interest rate exposures. These financial instruments are carried at fair value and are included within the scope of SFAS 157. The Company determines the fair value of derivatives through the use of matrix or model pricing, which utilize verifiable inputs such as market interest and currency rates. When determining the fair value of these financial instruments for which Level 1 evidence does not exist, the Company considers various factors including the following: exchange or market price quotations of similar instruments, time value and volatility factors, the Company’s own credit rating and the credit rating of the counter-party.

The following table presents the fair value and the hierarchy levels, for financial assets and liabilities that are measured at fair value as of March 31, 2008 (in millions):

	Level 1	Level 2	Total
Assets
Held to maturity investments	$19.3	$—	$19.3
Derivatives	—	24.1	24.1
Liabilities
Derivatives	$—	$126.3	$126.3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For several years, the Company has pursued a diversification strategy to enable profitable growth. The strategy involves industry, geographic and customer diversification, as exemplified by the expansion of security solution product offerings, the growing proportion of sales outside the U.S., and the deliberate reduction of the Company’s dependence on sales to U.S. home centers and mass merchants. Execution of this strategy has entailed approximately $2.2 billion of acquisitions since the beginning of 2002, several divestitures, and increased brand investments. Additionally, the strategy reflects management’s vision to build a growth platform in security while expanding the valuable branded tools platform. Over the past several years, the Company has generated strong free cash flow and received substantial proceeds from divestitures that enabled a transformation of the business portfolio. Refer to the ‘‘Business Overview’’ section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 for additional strategic discussion.

RESULTS OF OPERATIONS

Below is a summary of consolidated operating results for the three months ending March 29, 2008, followed by an overview of performance by business segment. The term ‘‘core’’ is utilized to describe results aside from the impact of acquisitions during their initial 12 months of ownership. This ensures appropriate comparability to operating results in the prior period.

Net Sales:    Net sales were $1.097 billion in the first quarter of 2008 as compared to $1.062 billion in the first quarter of 2007, representing an increase of $35 million or 3%. Acquisitions contributed $19 million, or 2%, of the increase in net sales. Core sales increased 1%, comprised of 2% from favorable pricing, a 5% volume decline, and 4% from favorable currency translation in all regions. The U.S. CDIY segment continues to be adversely impacted by the contraction in the residential construction market, and the U.S. economic downturn also affected the automotive repair tools business in the first quarter. The hardware business within the security segment had lower sales due to its previously anticipated loss of a major customer. Aside from hardware, the security segment showed strength in access technologies sales and to a lesser extent convergent security. Engineered storage achieved robust sales growth with government and commercial customers, and industrial Europe reflected positive sales volume.

Gross Profit:    Gross profit was $415 million, or 37.8% of net sales, in the first quarter of 2008, compared to $395 million, or 37.2% of net sales, in the prior year. Acquisitions, primarily HSM, contributed $9 million of the increase. Productivity and pricing more than offset approximately $18 million of inflation, primarily related to freight and commodities. The Company anticipates the full year 2008 inflation impact will be approximately $100 million, which management plans to mitigate through various customer pricing actions and continued productivity initiatives.

SG&A expenses:    Selling, general and administrative expenses (‘‘SG&A’’) were $280 million, or 25.5% of net sales, in the first quarter of 2008, compared to $259 million, or 24.4% of net sales, in the prior year. Acquisitions contributed $6 million of incremental SG&A, and the remainder of the increase arose predominantly from unfavorable foreign currency translation. The 110 basis point increase in SG&A as a percentage of net sales primarily relates to U.S.-based non-variable costs where sales declined as previously discussed, as well as investment in the development of Asian and eastern European emerging markets. The Company selectively executed restructuring actions in certain businesses in the latter part of the first quarter, and, in the event it becomes necessary to align costs with lower sales volumes, further actions will be taken.

Interest and Other-net:    Net interest expense in the first three months of 2008 was $18 million compared to $20 million in the first three months of 2007. The decrease was due to lower interest rates on short-term borrowings in the current year, as well as the absence of the short-term HSM acquisition bridge loan interest in the prior year. This was partially offset by increased long-term interest expense from the convertible notes issued in March 2007 to finance the HSM acquisition.

Other-net expenses amounted to $21 million in the first quarter of 2008, slightly above $20 million incurred in the first quarter of 2007 primarily due to increased intangible asset amortization expense.

Income Taxes:    The Company’s effective income tax rate was 27.0% in the first quarter this year, relatively flat compared to 26.7% in the prior year’s quarter. The slight increase is mainly attributable to increased earnings in certain more highly taxed jurisdictions.

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

Construction & Do-It-Yourself (‘‘CDIY’’):    CDIY sales were $423 million in the first quarter of 2008, essentially flat versus $424 million in the first quarter of 2007. The favorable effects of a 5% foreign currency translation impact and 2% of pricing were offset by a 7% volume decline. The U.S continues to be adversely impacted by the contraction of the residential construction market and generally deteriorating economic activity, while unit volume in Europe was affected by the timing of promotional sales that occurred earlier in 2007 than the current year.

Segment profit was $51 million, or 12.0% of net sales, for the first quarter of 2008, compared to $63 million, or 14.8% of net sales in 2007. In addition to the sales volume decline impact, segment profit was negatively affected by inflation, lower absorption of fixed costs, and spending to develop emerging markets in Europe and Asia, partially offset by the favorable effect of foreign currency translation.

Industrial:    Industrial sales of $336 million in the first quarter of 2008 increased 8% from $311 million in the prior year. The Innerspace acquisition within the engineered storage business generated 2% of the higher sales. Core sales increased 6% due to a favorable foreign currency impact of 7%, price increases amounting to 2%, and a 3% volume decline. The core sales performance, aside from currency, was mainly attributable to strength in the U.S.-based engineered storage business, along with modest gains in European businesses, which were more than offset by weakness in North American automotive repair tools. The robust sales in engineered storage were driven by government spending, particularly by army and naval bases, and also strength with commercial customers. In Europe, assembly technologies had strong gains from European auto manufacturers while the Facom business was up slightly aside from currency. The decline in North American automotive repair sales pertained to the downturn in U.S. market conditions including higher gasoline prices and credit pressures on consumers, as well as mobile distributors reducing their Mac inventory levels.

Industrial segment profit was $49 million, or 14.6% of net sales, for the first quarter of 2008, compared with $46 million, or 14.6% of net sales, in 2007. The segment profit improvement was driven by favorable currency translation, in addition to margin rate expansion pertaining to favorable mix and productivity in Facom and sales leverage along with the acquisition contribution in engineered storage. These positive factors were partially offset by an unfavorable mix to lower margin products in the North American automotive repair tools and hydraulic businesses, in addition to the previously discussed Mac sales volume decline.

Security:    Security sales increased 3% to $338 million during the first three months of 2008 from $328 million in the corresponding 2007 period. Acquisitions, primarily HSM, contributed 3% of the sales increase. Core sales were flat as 2% pricing gains and a 2% favorable foreign currency impact were offset by a 4% volume decline. Aside from the hardware business, which was adversely impacted by the loss of a major customer, sales volume was modestly positive primarily attributable to the access technologies and North American systems integration/monitoring businesses. The volume growth in access technologies was driven by sales to hospitals, grocers and other non-national chain customers. North American convergent security (monitoring and systems integration) benefited from strength in national accounts in the U.S., and robust Canadian sales growth.

Security segment profit amounted to $53 million, or 15.8% of net sales, for the first quarter of 2008 as compared with $46 million, or 13.9% of net sales, in the prior year. The strong segment profit, and the 190 basis-point expansion in the segment profit rate, stemmed from the reverse integration of the legacy systems integration business into HSM, yielding improved bidding and project management disciplines. In addition, productivity and customer pricing benefits exceeded cost inflation. These positive factors more than compensated for the sales volume-related decline in the hardware business.

Restructuring

At March 29, 2008, the Company’s restructuring reserve balance was $22.3 million. This will be substantially expended during 2008, aside from approximately $7 million pertaining to the Facom acquisition for which the timing of payments depends upon the actions of certain European governmental agencies. A summary of the Company’s restructuring reserve activity from December 29, 2007 to March 29, 2008 is as follows:

(Millions of Dollars)	12/29/07	Net Additions	Usage	Currency	3/29/08
Acquisitions
Severance	$18.8	$—	$(3.7)	$0.8	$15.9
Facility Closure	1.6	—	(0.4)	—	1.2
Other	1.0	—	(0.2)	0.2	1.0
2008 Actions	—	3.3	(1.0)	—	2.3
Pre-2008 Actions	2.3	—	(0.5)	0.1	1.9
	$23.7	$3.3	$(5.8)	$1.1	$22.3

2008 Actions:    During the first quarter of 2008, the Company initiated cost reduction initiatives in order to maintain its cost competitiveness. Severance charges of $3.3 million were recorded during the quarter relating to the reduction of approximately 100 employees. Approximately $0.8 of this charge pertained to the Construction and DIY segment; $0.4 million to the Industrial segment; and $2.1 million to the Security segment. Of these amounts, $1.0 million has been utilized to date, with $2.3 million of reserves remaining as of March 29, 2008.

Pre-2008 Actions:    During 2007 the Company initiated $11.8 million of cost reduction actions in various businesses. These actions were comprised of the severance of 525 employees and the exit of a leased facility. Of this amount, $11.0 million has been utilized to date with $0.8 million of accrual remaining as of March 29, 2008. In addition, $1.1 million of reserves remain relating to pre-2007 actions.

Acquisition Related:    During 2007, $3.0 million of reserves were established for HSM in purchase accounting. Of this amount $1.1 million was for severance of approximately 80 employees and $1.9 million related to the closure of 13 branch facilities. As of March 29, 2008, $1.2 million has been utilized, leaving $1.8 million remaining. The Company also utilized $3.9 million of restructuring reserves during the first quarter 2008 established for various other prior year acquisitions. As of March 29, 2008, $18.1 million in accruals for restructuring remains, primarily relating to the Facom acquisition.

FINANCIAL CONDITION

Liquidity, Sources and Uses of Capital:

Operating and Investing Activities:    Cash flow from operations was $108 million in the first quarter of 2008 compared to $94 million in 2007. The increase is primarily due to improved working capital performance in the current year. Proceeds from the sale of the Blick U.K. leasing receivables amounted to $25 million in the first quarter of 2008, which was offset by a $25 million pay down of the U.S. receivable securitization facility. Higher income tax payments were approximately offset by lower restructuring-related payments versus the prior year.

Capital and software expenditures were $25 million in the first quarter of 2008, relatively flat compared to $26 million in 2007, but with a higher proportion attributable to software as the Company is in the midst of a North American SAP implementation.

Free cash flow, as defined in the following table, was $83 million in the first quarter of 2008 compared to $68 million in the corresponding 2007 period. The Company believes free cash flow is an important measure of its liquidity, as well as its ability to fund future growth and provide a dividend to shareowners. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

(Millions of Dollars)	2008	2007
Net cash provided by operating activities	$108	$94
Less: capital and software expenditures	(25)	(26)
Free cash flow	$83	$68

For the first three months of 2008, acquisition spending totaled $0.5 million compared to 2007 acquisition spending of $546 million primarily for HSM.

Financing Activities:

Repurchases of common stock during the first quarter of 2008 amounted to $102 million due to the repurchase of 2.2 million shares, while the Company expended $7 million in the prior year’s quarter. The Company will continue to assess the possibility of repurchasing more of its outstanding common stock, based on a number of factors including the level of acquisition activity, the market price of the Company’s common stock and the current financial condition of the Company.

Proceeds from the issuance of common stock and warrants during the first quarter of 2008 amounted to $3 million, versus $60 million in the prior year which reflected high levels of stock option exercises along with $19 million of proceeds from warrants sold in connection with the March, 2007 equity units offering.

Net proceeds from short-term borrowings amounted to cash inflows of $120 million in 2008 compared to $84 million in 2007, with the increase pertaining to share repurchases. There were no long-term borrowings in the first  quarter of 2008, while the $530 million of proceeds in the first quarter of 2007 represents the $330 million in five-year convertible notes and $200 million in three-year term notes issued to finance the HSM acquisition.

Debt to Capital Ratio

The Company’s debt to capital ratio was 49% as of March 29, 2008. Reflecting the credit protection measures that are incorporated into the terms of the $450 million Enhanced Trust Preferred Securities (‘‘ETPS’’) issued in 2005 and the equity characteristics of the $330 million in Equity Units issued in 2007, the debt to capital ratio of the Company is more fairly represented by apportioning 50% of the ETPS issuance and 50-75% of the Equity Units issuance to equity when making the ratio calculation. The resulting debt to capital ratio from these apportionments is 34-37% as of March 29, 2008. The equity content adjustments to reported debt are consistent with the treatment accorded these securities by the nationally recognized statistical ratings organizations that rate the Company’s debt securities, and accordingly the equity-content-adjusted debt to capital ratio is considered a relevant measure of its financial condition.

The following table reconciles the debt to capital ratio computed with reported debt and equity to the same measure after the equity content adjustments attributed to the ETPS and Equity Unit securities:

(Millions of Dollars)	Reported on Balance Sheet (GAAP)	ETPS 50% equity content adjustment	Equity Units 50 – 75% equity content adjustment	As Adjusted for Equity Content (non-GAAP)
Debt	$1,622	$(225)	$(165) – $(247)	$1,232 – $1,150
Equity	$1,717	$225	$165 – $247	$2,107 – $2,189
Capital (debt + equity)	$3,339			$3,339
Debt to capital ratio	49%			37% – 34%

OTHER COMMERCIAL COMMITMENTS

Amounts of Commitments Expiration Per Period

(Millions of Dollars)	Total	2008	2009 – 2010	2011 – 2012	Thereafter
U.S. lines of credit	$800	$—	$—	$—	$800
U.S. receivables securitization facility	30	30	—	—	—
Total commercial commitments	$830	$30	$—	$—	$800

Lines of credit are explained in detail within Note I.

OTHER MATTERS

Critical Accounting Estimates:    There have been no other significant changes in the Company’s critical accounting estimates during the first quarter of 2008. Refer to the ‘‘Other Matters’’ section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 for a discussion of the Company’s critical accounting estimates.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the Company’s exposure to market risk during the first quarter of 2008. For discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s Form 10-K for the year ended December 29, 2007.

ITEM 4.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e)), as of March 29, 2008, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer have concluded that, as of March 29, 2008, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic Securities and Exchange Commission filings. There has been no change in the Company’s internal controls that occurred during the first quarter of 2008 that have materially affected or are reasonably likely to materially affect the registrant’s internal control over financial reporting.

CAUTIONARY STATEMENT
Under the Private Securities Litigation Reform Act of 1995

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical, including, but not limited to, the statements regarding the Company’s ability to: (i) limit the full year 2008 inflation impact to $100 million and mitigate such impact through customer pricing actions and productivity initiatives; (ii) build a growth platform in security while expanding the branded tools platform; (iii) dispose of various legal proceedings without material adverse effect on the operations or financial condition of the Company; and (iv) limit costs associated with environmental remediation to a range of $18 million to $51 million, are forward looking statements and are based on current expectations.

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

The Company’s ability to deliver the Results is dependent upon: (i) the Company’s ability to identify appropriate acquisition opportunities and to complete such acquisitions; (ii) the Company’s ability to successfully integrate recent acquisitions, as well as future acquisitions, while limiting associated costs; (iii) the Company’s ability to continue to deliver cost reductions and profit improvement in its

Fastening Systems business; (iv) the Company’s ability to minimize the costs to relocate equipment and inventory; (v) the Company’s ability to complete a reorganization of its Fastening Systems business within the anticipated time frame; (vi) the success of the Company’s efforts to expand its tools and security businesses; (vii) the Company’s success at new product development and introduction and identifying and developing new markets; (viii) the success of the Company’s efforts to manage freight costs, steel and other commodity costs; (ix) the success of the Company’s efforts to sustain or increase prices in order to, among other things, offset or mitigate the impact of steel, freight, energy, non-ferrous commodity and other commodity costs and other inflation increases; (x) the Company’s ability to reduce its costs, increase its prices, change the manufacturing location or find alternate sources for products made in China in order to (a) mitigate the impact of an increase in the VAT rate applicable to products the Company makes or purchases in China and (b) mitigate the impact of an anti-dumping tariff recently imposed on certain nails imported from China; (xi) the Company’s ability to generate free cash flow and maintain a strong debt to capital ratio; (xii) the Company’s ability to identify and effectively execute productivity improvements and cost reductions while minimizing any associated restructuring charges; (xiii) the continued ability of the Company to access credit markets under satisfactory terms; and (xiv) the Company’s ability to negotiate satisfactory payment terms under which the Company buys and sells goods, materials and products.

The Company’s ability to deliver the Results is also dependent upon: (i) the continued success of the Company’s marketing and sales efforts; (ii) the success of recruiting programs and other efforts to maintain or expand overall Mac Tools truck count versus prior years; (iii) the ability of the Company to maintain or improve production rates in the Company’s manufacturing facilities, respond to significant changes in product demand and fulfill demand for new and existing products; (iv) the ability to continue successfully managing and defending claims and litigation, including environmental remediation obligations and costs; (v) the Company’s ability to continue improvements in working capital; (vi) the success of the Company’s efforts to mitigate any cost increases generated by, for example, continued increases in the cost of energy or significant Chinese Renminbi or other currency appreciation; and (vii) the geographic distribution of the Company’s earnings.

The Company’s ability to achieve the Results will also be affected by external factors. These external factors include: pricing pressure and other changes within competitive markets; the continued consolidation of customers particularly in consumer channels; inventory management pressures on the Company’s customers; increasing competition; changes in trade, monetary, tax and fiscal policies and laws; inflation; currency exchange fluctuations; the impact of dollar/foreign currency exchange and interest rates on the competitiveness of products and the Company’s debt program; the strength of the U.S. economy; the extent to which North American markets associated with homebuilding and remodeling continue to deteriorate; and the impact of events that cause or may cause disruption in the Company’s manufacturing, distribution and sales networks such as war, terrorist activities, political unrest and recessionary or expansive trends in the economies of the world in which the Company operates, including, but not limited to, the extent and duration of current recessionary trends in the US economy.

Unless required by applicable securities laws, the Company undertakes no obligation to publicly update or revise any forward looking statements to reflect events or circumstances that may arise after the date hereof. Readers are advised, however, to consult any further disclosures made on related subjects in the Company’s reports filed with the Securities and Exchange Commission.

PART II – OTHER INFORMATION

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors as disclosed in the Company’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2008.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended March 29, 2008:

2008	(a) Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Program	Maximum Number Of Shares That May Yet Be Purchased Under The Program
December 31 – February 2	7,482	$46.96	2,164,110	7,835,890
February 3 – March 29	39,930	$49.75	—	—
	47,412	$49.31	2,164,110	7,835,890

(a)	The shares of common stock in this column were deemed surrendered to the Company by participants in various of the Company’s benefit plans to satisfy the taxes related to the vesting or delivery of a combination of restricted share units and long-term incentive shares under those plans.

ITEM 6.    EXHIBITS

(10)(i)	Amended and Restated Credit Agreement, dated as of February 27, 2008 by and among the Registrant, the lenders named therein, Citibank, N.A., as Administrative Agent, Citigroup Global Markets, Inc. and Banc of America Securities LLC, as Lead Arrangers and Book Runners, and Bank of America, N.A. as Syndication Agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 27, 2008).
(ii)	Terms and Conditions applicable to Long Term Performance Awards issued pursuant to the 1997 and the 2001 Long Term Incentive Plans.*
(iii)	Form of Award Agreement for the Long-Term Incentive Award Program for fiscal years 2008-2010.*
(11)	Statement re computation of per share earnings (the information required to be presented in this exhibit appears in Note C to the Company’s Condensed Consolidated Financial Statements set forth in this Quarterly Report on Form 10-Q).
(31)(i)(a)	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)
(i)(b)	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)
(32)(i)	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(ii)	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensation plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE STANLEY WORKS
Date: April 25, 2008	By:	/s/ James M. Loree
James M. Loree Executive Vice President and Chief Financial Officer (Principal Financial Officer)