Form 10-Q
period 2008-06-28
STANLEY WORKS
filed 2008-07-24
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

78,579,319 shares of the registrant’s common stock were outstanding as of July 20, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE STANLEY WORKS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 28, 2008 AND JUNE 30, 2007
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	Second Quarter		Year to Date
	2008	2007	2008	2007

NET SALES	$1,154.2	$1,095.7	$2,227.9	$2,133.8
COSTS AND EXPENSES
Cost of sales	712.3	673.3	1,380.0	1,325.2
Selling, general and administrative	280.4	259.4	553.3	511.4
Provision for doubtful accounts	2.8	4.0	5.0	6.3
Interest expense	21.5	21.2	40.9	42.5
Interest income	(3.7)	(0.9)	(4.7)	(2.1)
Other, net	21.1	23.5	41.4	42.5
Restructuring charges and asset impairments	17.0	3.6	20.2	7.6

	1,051.4	984.1	2,036.1	1,933.4

Earnings from continuing operations before income taxes	102.8	111.6	191.8	200.4
Income taxes	27.1	29.0	50.7	52.3

Net earnings from continuing operations	75.7	82.6	141.1	148.1

Earnings from discontinued operations before income taxes (including $1.6 million gain on second quarter 2008 divestiture)	4.7	4.4	8.8	7.8
Income taxes on discontinued operations	0.8	1.7	2.3	3.0

Net earnings from discontinued operations	3.9	2.7	6.5	4.8

NET EARNINGS	$79.6	$85.3	$147.6	$152.9

NET EARNINGS PER SHARE OF COMMON STOCK
Basic:
Continuing operations	$0.96	$1.00	$1.79	$1.79
Discontinued operations	0.05	0.03	0.08	0.06

Total basic earnings per common share	$1.01	$1.03	$1.87	$1.85

Diluted:
Continuing operations	$0.95	$0.98	$1.76	$1.75
Discontinued operations	0.05	0.03	0.08	0.06

Total diluted earnings per common share	$1.00	$1.01	$1.84	$1.81

DIVIDENDS PER SHARE OF COMMON STOCK	$0.31	$0.30	$0.62	$0.60

AVERAGE SHARES OUTSTANDING (in thousands):
Basic	78,650	82,810	78,878	82,752

Diluted	79,827	84,542	80,096	84,605

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 28, 2008 AND DECEMBER 29, 2007
(Unaudited, Millions of Dollars)

	2008	2007

ASSETS
Current assets
Cash and cash equivalents	$384.2	$240.4
Accounts and notes receivable	928.1	831.1
Inventories	563.3	556.4
Other current assets	92.7	86.0
Assets held for sale	84.5	106.0

Total current assets	2,052.8	1,819.9
Property, plant and equipment	1,489.5	1,449.0
Less: accumulated depreciation	917.0	884.1

	572.5	564.9
Goodwill	1,547.8	1,512.5
Trademarks	345.6	332.2
Customer relationships	303.2	321.4
Other intangible assets	37.3	40.6
Other assets	207.3	188.4

Total assets	$5,066.5	$4,779.9

LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities
Short-term borrowings	$455.0	$282.5
Current maturities of long-term debt	9.7	10.3
Accounts payable	529.6	499.6
Accrued expenses	472.6	462.7
Liabilities held for sale	18.8	23.3

Total current liabilities	1,485.7	1,278.4
Long-term debt	1,197.8	1,212.1
Other liabilities	591.7	560.9
Commitments and contingencies (Note L)
Shareowners’ equity
Common stock, par value $2.50 per share	233.9	233.9
Retained earnings	2,147.9	2,045.5
Accumulated other comprehensive income	91.0	47.7
ESOP	(90.5)	(93.8)

	2,382.3	2,233.3
Less: cost of common stock in treasury	591.0	504.8

Total shareowners’ equity	1,791.3	1,728.5

Total liabilities and shareowners’ equity	$5,066.5	$4,779.9

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND SIX MONTHS ENDED JUNE 28, 2008 AND JUNE 30, 2007
(Unaudited, Millions of Dollars)

	Second Quarter		Year to Date
	2008	2007	2008	2007

OPERATING ACTIVITIES
Net earnings	$79.6	$85.3	$147.6	$152.9
Depreciation and amortization	40.5	40.7	81.3	77.9
Changes in working capital	(24.6)	(13.4)	(32.7)	(32.1)
Changes in other assets and liabilities	(12.0)	(10.5)	(5.0)	(2.8)

Cash provided by operating activities	83.5	102.1	191.2	195.9
INVESTING ACTIVITIES
Capital expenditures	(28.5)	(17.3)	(53.6)	(43.5)
Proceeds from sale of business	3.3	—	3.3	—
Business acquisitions	(27.4)	(22.6)	(28.2)	(568.9)
Other investing activities	4.4	(3.5)	8.7	3.1

Cash used in investing activities	(48.2)	(43.4)	(69.8)	(609.3)
FINANCING ACTIVITIES
Payments on long-term debt	(6.6)	(0.4)	(7.7)	(76.4)
Proceeds from long-term borrowings	—	0.1	—	529.8
Deferred financing costs and other	(3.8)	(1.0)	(7.8)	(12.1)
Bond hedge premium	—	—	—	(49.3)
Net short-term borrowings	52.8	48.4	172.5	132.3
Cash dividends on common stock	(24.3)	(24.6)	(48.6)	(49.5)
Proceeds from issuance of common stock and warrants	7.2	26.3	10.0	85.8
Purchase of common stock for treasury	—	(100.1)	(102.3)	(106.9)

Cash provided by (used in) financing activities	25.3	(51.3)	16.1	453.7
Effect of exchange rate changes on cash	(1.2)	7.5	6.3	8.8

Change in cash and cash equivalents	59.4	14.9	143.8	49.1

Cash and cash equivalents, beginning of period	324.8	210.8	240.4	176.6

CASH AND CASH EQUIVALENTS, END OF PERIOD	$384.2	$225.7	$384.2	$225.7

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
BUSINESS SEGMENT INFORMATION
THREE AND SIX MONTHS ENDED JUNE 28, 2008 AND JUNE 30, 2007
(Unaudited, Millions of Dollars)

	Second Quarter		Year to Date
	2008	2007	2008	2007

NET SALES
Construction & DIY	$451.8	$432.6	$857.6	$836.9
Industrial	338.2	302.2	670.9	610.3
Security	364.2	360.9	699.4	686.6

Total	$1,154.2	$1,095.7	$2,227.9	$2,133.8

SEGMENT PROFIT
Construction & DIY	$65.8	$63.3	$112.8	$121.8
Industrial	44.1	45.9	92.8	91.1
Security	66.0	67.4	118.9	113.0

Segment Profit	$175.9	$176.6	$324.5	$325.9
Corporate Overhead	(17.2)	(17.6)	(34.9)	(35.0)

Total	$158.7	$159.0	$289.6	$290.9

Interest expense	21.5	21.2	40.9	42.5
Interest income	(3.7)	(0.9)	(4.7)	(2.1)
Other, net	21.1	23.5	41.4	42.5
Restructuring charges and asset impairments	17.0	3.6	20.2	7.6

Earnings from continuing operations before income taxes	$102.8	$111.6	$191.8	$200.4

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 28, 2008

A.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereafter referred to as “generally accepted accounting principles” or “GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. For further information, refer to the consolidated financial statements and footnotes included in The Stanley Works and Subsidiaries’ (collectively, the “Company”) Form 10-K for the year ended
December 29, 2007.

Certain prior year amounts have been reclassified to conform to the current year presentation. The assets and liabilities of discontinued operations have been reclassified as held for sale in the 2007 consolidated balance sheet, and the earnings from discontinued operations have been reclassified within the consolidated statements of operations.

B.	New Accounting Standards

Implemented:  The Company adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”), with respect to items that are regularly adjusted to fair value, as of the beginning of its fiscal year. SFAS 157 provides a common fair value hierarchy to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such measurements were developed. SFAS 157 indicates that an exit value (selling price) should be utilized in fair value measurements rather than an entrance value, or cost basis, and that performance risks, such as credit risk, should be included in the measurements of fair value even when the risk of non-performance is remote. SFAS 157 clarifies the principle that fair value measurements should be based on assumptions the marketplace would use when pricing an asset whenever practicable, rather than company-specific assumptions. On February 12, 2008 the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) which amends SFAS 157 to delay the effective date for all non-financial assets and non-financial liabilities, except for those that are recognized at fair value in the financial statements on a recurring basis. Accordingly, in fiscal 2008 the Company has followed the SFAS 157 guidance to value its financial assets and liabilities that are routinely adjusted to fair value, predominantly derivatives. The remaining assets and liabilities, to which the FSP 157-2 deferral relates, will be measured at fair value as applicable beginning in fiscal 2009. The partial adoption of SFAS 157 as described above had an immaterial impact on the Company in the current fiscal year. The Company is in the process of determining the impact, if any, that the second phase of the adoption of SFAS 157 in fiscal 2009 will have relating to its fair value measurements of non-financial assets and liabilities (such as intangible assets). Refer to Note O for further information regarding fair value measurements.

In February 2007, the FASB issued SFAS No 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement became effective for the Company at the beginning of the current fiscal year. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company did not elect to utilize voluntary fair value measurements as permitted by the standard.

Not Yet Implemented:  In May 2008, the FASB issued Staff Position Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt instruments that have a “net settlement feature” permitting settlement partially or fully in cash upon conversion. The guidance requires issuers of such convertible debt securities to separately account for the liability and equity components in a manner that reflects the issuer’s nonconvertible, unsecured debt borrowing rate. The FSP requires bifurcation of a component of the debt into equity, representative of the approximate fair value of the conversion feature at inception, and the amortization of the resulting debt discount to interest expense in the Consolidated Statement of Operations. The Company is in the process of assessing the impact of FSP APB 14-1, but estimates that approximately $55 million of Long-term debt will be reclassified to equity as of the inception of the $330 million of convertible notes issued in March 2007. The estimated $55 million debt discount will be amortized to interest expense resulting in the recognition of approximately $7-$12 million of additional non-cash interest expense annually. The non-cash interest recognized will gradually increase over time using the effective interest method. FSP APB 14-1 will become effective for the Company beginning in the first quarter of 2009 and is required to be applied retrospectively with early adoption prohibited.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition), establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the information needed to evaluate and understand the nature and effect of the business combination. This statement applies to all transactions or other events in which the acquirer obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. For new acquisitions made following the adoption of SFAS 141(R), significant costs directly related to the acquisition including legal, audit and other fees, as well as most acquisition-related restructuring, will have to be expensed as incurred rather than recorded to goodwill as is generally permitted under Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). Additionally, contingent purchase price arrangements (also known as earn-outs) will be re-measured to estimated fair value with the impact reported in earnings, whereas under present rules the contingent purchase consideration is recorded to goodwill when determined. The Company is continuing to assess the impact the adoption of SFAS 141(R) will entail. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 4, 2009.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires reporting entities to present non-controlling (minority) interests as equity (as opposed to a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and non-controlling interests. SFAS 160 will apply prospectively and is effective as of the beginning of fiscal 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented upon adoption. The Company is in the process of determining the impact, if any, that the adoption of SFAS 160 will have on its results of operations and financial position.

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other GAAP. This FSP applies prospectively to all intangible assets acquired after the effective date in fiscal 2009, whether acquired in a business combination or otherwise. Early adoption is prohibited. The Company is evaluating this guidance but does not expect it to have a significant impact on its financial position or results of operations.

C.	Earnings Per Share

The following table reconciles the weighted average shares outstanding used to calculate basic and diluted earnings per share for the three and six month periods ended June 28, 2008 and June 30, 2007:

	Second Quarter		Year to Date
	2008	2007	2008	2007

Numerator (in millions):
Net earnings – basic and diluted	$79.6	$85.3	$147.6	$152.9

Denominator (in thousands):
Basic earnings per share weighted average shares	78,650	82,810	78,878	82,752
Dilutive effect of stock options and awards	1,177	1,732	1,218	1,853

Diluted earnings per share – weighted average shares	79,827	84,542	80,096	84,605

Earnings per share of common stock:
Basic	$1.01	$1.03	$1.87	$1.85
Diluted	$1.00	$1.01	$1.84	$1.81

The following weighted-average stock options and warrants to purchase the Company’s common stock were outstanding during the three and six month periods ended June 28, 2008 and June 30, 2007, but were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive.

	Second Quarter		Year to Date
	2008	2007	2008	2007

Number of stock options (in thousands)	1,468	711	1,531	771
Number of stock warrants (in thousands)	5,093	5,093	5,093	2,910

D.	Comprehensive Income

Comprehensive income for the three and six month periods ended June 28, 2008 and June 30, 2007 is as follows (in millions):

	Second Quarter		Year to Date
	2008	2007	2008	2007

Net earnings	$79.6	$85.3	$147.6	$152.9
Other comprehensive gain, net of tax	7.0	24.7	43.3	36.9

Comprehensive income	$86.6	$110.0	$190.9	$189.8

Other comprehensive gain is primarily the impact of foreign currency translation.

E.	Accounts Receivable

In June 2008, the Company acquired a third party’s interest in a Special Purpose Entity (SPE). As a result, the entity became non-qualifying and the net assets, which consisted of accounts receivable of

$17.3 million, were consolidated in the Company’s balance sheet. Cash flows between the Company and the SPE for 2008 totaled $43.2 million, primarily related to receivable sales, collections on receivables and servicing fees. There were no gains or losses on the sale of receivables to the SPE or on the acquisition of the third party interest.

F.	Inventories

The components of inventories at June 28, 2008 and December 29, 2007 are as follows (in millions):

	2008	2007

Finished products	$396.3	$397.2
Work in process	63.2	57.5
Raw materials	103.8	101.7

Total inventories	$563.3	$556.4

G.	Assets Held for Sale

The assets of CST/berger and one other small business is classified as held for sale at June 28, 2008 as detailed in Note P “Discontinued Operations”. Additionally, the Company held $24.3 million of financing lease receivables generated by the Blick business as of December 29, 2007. These receivables were sold during the first quarter of 2008.

H.	Acquisitions and Goodwill

During the second quarter of 2008, the Company completed three small acquisitions relating to its access technologies and convergent security solutions businesses. The three acquisitions were acquired for a combined purchase price of $26.0 million. These acquisitions were accounted for as purchases in accordance with SFAS 141. The total purchase price for the acquisitions reflects transaction costs and is net of cash acquired, and was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The purchase price allocations of these acquisitions are preliminary, mainly with respect to the finalization of intangible asset valuations, related deferred taxes, and certain other items.

During 2007, the Company completed nine acquisitions for a total purchase price of $646.7 million. The purchase price allocations for several small acquisitions with a total purchase price of $71.2 million are preliminary, mainly with respect to execution of acquisition date integration plans and other minor items. There were no significant changes to the purchase price allocation made during the first half of 2008.

Goodwill

Changes in the carrying amount of goodwill by segment are as follows (in millions):

	Construction
	& DIY	Industrial	Security	Total

Balance as of December 29, 2007	$214.1	$387.3	$911.1	$1,512.5
Acquisitions during the year	—	—	12.3	12.3
Foreign currency translation/other	6.9	16.7	(0.6)	23.0

Balance as of June 28, 2008	$221.0	$404.0	$922.8	$1,547.8

I.	Restructuring Charges and Asset Impairments

At June 28, 2008, the Company’s restructuring reserve balance was $26.5 million. This will be substantially expended during 2008, aside from approximately $7 million pertaining to the Facom acquisition for which the timing of payments depends upon the actions of certain European governmental agencies. A summary of the Company’s restructuring reserve activity from December 29, 2007 to June 28, 2008 is as follows (in millions):

		Net
	12/29/07	Additions	Usage	Currency	6/28/08

Acquisitions
Severance	$18.8	$0.1	$(4.6)	$0.8	$15.1
Facility Closure	1.6	—	(0.5)	—	1.1
Other	1.0	—	(0.3)	0.3	1.0
2008 Actions	—	20.2	(11.1)	—	9.1
Pre-2008 Actions	2.3	—	(2.2)	0.1	0.2

	$23.7	$20.3	$(18.7)	$1.2	$26.5

2008 Actions:  During the first half of 2008, the Company initiated cost reduction initiatives in order to maintain its cost competitiveness. Severance and related charges of $14.0 million were recorded during the first half relating to the reduction of approximately 500 employees. In addition to severance, $6.2 million was recorded for asset impairments primarily relating to the exit of a business. Of the $20.2 million in aggregate restructuring charges, a total of $9.1 million pertains to the planned closure of the consumer metal storage business. Approximately $11.6 million of the total charges pertained to the Construction and DIY segment; $3.3 million to the Industrial segment; and $5.3 million to the Security segment. Of these amounts, $11.1 million has been utilized to date, with $9.1 million of reserves remaining as of June 28, 2008.

Pre-2008 Actions:  During 2007, the Company initiated $11.8 million of cost reduction actions in various businesses. These actions were comprised of the severance of 525 employees and the exit of a leased facility. Of this amount, $11.8 million has been utilized to date with no accrual remaining as of June 28, 2008. In addition, $0.2 million of reserves remain relating to pre-2007 actions.

Acquisition Related:  During 2007, $3.0 million of reserves were established for HSM in purchase accounting. Of this amount, $1.1 million was for severance of approximately 80 employees and $1.9 million related to the closure of 13 branch facilities. As of June 28, 2008, $1.4 million has been utilized, leaving $1.6 million remaining. The Company also utilized $4.8 million of restructuring reserves during the first half of 2008 established for various other current year and prior year acquisitions. As of June 28, 2008, $17.2 million in accruals for restructuring remain, primarily relating to the Facom acquisition.

J.	Credit Facility

On February 27, 2008, the Company amended its credit facility to provide for an increase and extension of its committed credit facility to $800 million from $550 million. In May 2008, the Company’s commercial paper program was also increased to $800 million. The credit facility continues to be designated as a liquidity back-stop for the Company’s commercial paper program. The amended and restated facility expires in February 2013.

K.	Financial Instruments

In an effort to optimize the mix of fixed versus floating interest rates applicable to its debt instruments, in May 2008 the Company entered into a $200 million interest rate swap that will mature in November 2012. The Company will pay a fixed rate of interest and will receive a floating rate of interest on the swap. The swap hedges the fluctuations in the fair value resulting from changes in interest rates on the

Company’s $200 million notes payable maturing in November 2012. At June 28, 2008, the fair value of this interest rate swap was a loss of $5.0 million. This amount is recorded in Long-term debt in the Consolidated Balance Sheet to recognize the change in the fair value of the long-term debt and in Other liabilities to record the fair value of the swap. The swap is highly effective and, accordingly, no amount is recorded for ineffectiveness in the Consolidated Statement of Operations.

L.	Commitments and Contingencies

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

The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of June 28, 2008 and December 29, 2007, the Company had reserves of $30.4 million and $30.1 million, respectively, primarily for remediation activities associated with company-owned properties as well as for Superfund sites. The range of environmental remediation costs that is reasonably possible is $21.7 million to $55.5 million which is subject to change in the near term.

M.	Guarantees

The Company’s financial guarantees at June 28, 2008 are as follows (in millions):

		Maximum	Liability
		Potential	Carrying
	Term	Payment	Amount

Guarantees on the residual values of leased properties	Up to 6 years	$81.4	$—
Standby letters of credit	Generally 1 year	33.6	—
Commercial customer financing arrangements	Up to 5 years	20.3	17.3
Guarantee on the external Employee Stock Ownership Plan (“ESOP”) borrowings	Through 2009	2.7	2.7
Government guarantees on employees	Up to 3 years from date of hire	0.1	—

		$138.1	$20.0

The Company has guaranteed a portion of the residual value arising from its synthetic lease and U.S. master personal property lease programs. The lease guarantees aggregate $81.4 million while the fair value of the underlying assets is estimated at $97.9 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these lease guarantees. The Company has issued $33.6 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs. The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors for their initial purchase of the inventory and truck necessary to function as a distributor. In addition, the Company provides a full recourse guarantee to a financial institution that extends credit to certain end retail customers of its U.S. Mac Tool distributors. The gross amount guaranteed in these arrangements is $20.3 million and the $17.3 million carrying value of the guarantees issued is recorded in debt and other liabilities as appropriate in the consolidated balance sheet.

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

The changes in the carrying amount of product and service warranties for the six months ended June 28, 2008 are as follows (in millions):

Balance December 29, 2007	$63.7
Warranties and guarantees issued	11.5
Warranty payments	(12.1)
Currency and other	4.2

Balance June 28, 2008	$67.3

N.	Net Periodic Benefit Cost – Defined Benefit Plans

Following are the components of net periodic benefit cost for the three and six month periods ended June 28, 2008 and June 30, 2007 (in millions):

	Second Quarter
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2008	2007	2008	2007	2008	2007

Service cost	$0.7	$0.7	$1.4	$1.2	$0.3	$0.3
Interest cost	2.5	2.3	4.0	3.9	0.4	0.4
Expected return on plan assets	(2.6)	(2.4)	(5.0)	(4.6)	—	—
Amortization of transition liability	—	—	0.1	—	—	—
Amortization of prior service cost/(credit)	0.4	0.5	—	0.1	(0.1)	(0.1)
Amortization of (gain) net loss	(0.1)	0.1	1.1	1.7	—	—
Curtailment loss	—	—	1.1	—	—	—

Net periodic benefit cost	$0.9	$1.2	$2.7	$2.3	$0.6	$0.6

	Year to Date
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2008	2007	2008	2007	2008	2007

Service cost	$1.3	$1.4	$2.5	$2.4	$0.6	$0.6
Interest cost	4.9	4.6	8.1	7.6	0.8	0.8
Expected return on plan assets	(5.1)	(4.8)	(10.1)	(9.0)	—	—
Amortization of transition liability	—	—	0.1	—	—	—
Amortization of prior service cost/(credit)	0.7	0.8	0.1	0.1	(0.1)	(0.1)
Amortization of net (gain) loss	—	0.3	2.2	3.4	(0.1)	—
Curtailment loss	—	—	1.1	—	—	—

Net periodic benefit cost	$1.8	$2.3	$4.0	$4.5	$1.2	$1.3

O.	Fair Value Measurements

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

The Company holds various derivative financial instruments that are employed to manage risks, including foreign currency and interest rate exposures. These financial instruments are carried at fair value and are included within the scope of SFAS 157. The Company determines the fair value of derivatives through the use of matrix or model pricing, which utilizes verifiable inputs such as market interest and currency rates. When determining the fair value of these financial instruments for which Level 1 evidence does not exist, the Company considers various factors including the following: exchange or market price quotations of similar instruments, time value and volatility factors, the Company’s own credit rating and the credit rating of the counter-party.

The following table presents the fair value and the hierarchy levels, for financial assets and liabilities that are measured at fair value as of June 28, 2008 (in millions):

	Level 1	Level 2	Total

Assets
Held to maturity investments	$15.7	—	$15.7
Derivatives	—	$22.0	$22.0
Liabilities
Derivatives	—	$129.7	$129.7

P.	Discontinued Operations

On June 11, 2008, the Company entered into a definitive agreement to sell its CST/berger laser and measuring business to Robert Bosch Tool Corporation. The $205 million cash sale transaction is expected to close during the third quarter of 2008 and generate an after-tax gain of approximately $155 million.

In addition, two other minor businesses are reported in discontinued operations including a $1.6 million gain on disposition during the second quarter of 2008. Goodwill disposed of in this 2008 divestiture amounted to $0.9 million. The divestitures of these businesses are made pursuant to the Company’s growth strategy.

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of operations of the CST/berger and two other small businesses for the periods presented have been reported as discontinued operations. In addition, the assets and liabilities of the businesses have been reclassified as held for sale in the Consolidated Balance Sheets at June 28, 2008 and December 29, 2007.

CST/berger manufactures and distributes surveying accessories, as well as building and construction instruments primarily in the Americas and Europe. Operating results of CST/berger, which were formerly included in the CDIY segment, and two other minor businesses which were formerly included in the Industrial and Security segments, are summarized as follows for the six months ended June 28, 2008 and June 30, 2007 (in millions):

Net sales	$46.7	$51.4
Pretax earnings	7.2	7.8
Income taxes	2.3	3.0

Net earnings from discontinued operations	$4.9	$4.8

Assets and liabilities of these businesses as of June 28, 2008 and December 29, 2007 are as follows (in millions):

Accounts receivable	$16.5	$17.3
Inventories	16.1	10.9
Other assets	1.2	3.0
Property, plant and equipment	4.2	4.5
Goodwill and other intangible assets	46.5	46.0

Total assets	$84.5	$81.7

Accounts payable	$9.9	$9.0
Accrued expenses	8.8	13.4
Other liabilities	0.1	0.9

Total liabilities	$18.8	$23.3

Q.  Subsequent Events

On July 18, 2008 the Company completed the acquisition of Sonitrol Corporation for $278 million cash. Sonitrol, headquartered in Berwyn, PA, provides security monitoring services, access control and fire detection systems to commercial customers in North America via two monitoring centers and a national multi-channel distribution network. Sonitrol will operate in the Company’s security segment.

In a separate transaction on July 18, 2008, the Company completed the acquisition of Xmark Corporation (“Xmark”), a wholly-owned subsidiary of VeriChip Corporation for $48 million cash. Xmark, whose headquarters and principal operations are located in Ottawa, Canada develops, markets and sells radio frequency identification systems used to identify, locate and protect people and assets. Xmark will operate in the Company’s security segment.

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

The following discussion contains statements reflecting the Company’s views about its future performance that constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates and management’s beliefs and assumptions. Any statements contained herein (including without limitation statements to the effect that The Stanley Works or its management “believes”, “expects”, “anticipates”, “plans” and similar expressions) that are not statements of historical fact should be considered forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth, or incorporated by reference, below under the heading “Cautionary Statements”. The Company does not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

OVERVIEW

The Company is a diversified worldwide supplier of tools and engineered solutions for professional, industrial, construction, and do-it-yourself (“DIY”) use, as well as engineered solutions and security solutions for industrial and commercial applications. Its operations are classified into three business segments: Construction & DIY (”CDIY”), Industrial and Security. The CDIY segment manufactures and markets hand tools, storage systems, and fasteners, as these products are principally utilized in construction and do-it-yourself projects. These products are sold primarily to professional end users and distributed through retailers (including home centers, mass merchants, hardware stores, and retail lumber yards). The Industrial segment manufactures and markets professional mechanics tools and storage systems, plumbing, heating, air conditioning and roofing tools, assembly tools and systems, hydraulic tools and specialty tools (Stanley supply and services). These products are sold to industrial customers and distributed primarily through third party distributors as well as direct sales forces. The Security segment is a provider of access and security solutions primarily for retailers, educational, financial and healthcare institutions, as well as commercial, governmental and industrial customers. The Company provides an extensive suite of mechanical and electronic security integration systems, software, related installation, maintenance, and a variety of security services including security monitoring services, electronic integration systems, software, related installation and maintenance services, automatic doors, door closers, exit devices, hardware and locking mechanisms.

For several years, the Company has pursued a diversification strategy to enable profitable growth. The strategy involves industry, geographic and customer diversification, as exemplified by the expansion of security solution product offerings, the growing proportion of sales outside the U.S., and the deliberate reduction of the Company’s dependence on sales to U.S. home centers and mass merchants. Execution of this strategy has entailed approximately $2.5 billion of acquisitions since the beginning of 2002, several divestitures, and increased brand investments. Additionally, the strategy reflects management’s vision to build a growth platform in security while expanding the valuable branded tools platform. Over the past several years, the Company has generated strong free cash flow and received substantial proceeds from divestitures that enabled a transformation of the business portfolio. Refer to the “Business Overview” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 for additional strategic discussion.

Key developments in 2008 pursuant to this diversification and profitable growth strategy include the following.

•	In June 2008 the Company announced the pending sale of the CST/berger laser leveling and measuring business for $205 million in cash. This operation had 2007 revenues of $80 million. The transaction is expected to close in the third quarter and will generate a pre-tax book gain estimated at $138 million, and approximately $155 million in net after-tax cash proceeds. The Company also announced plans to exit several other small, non-strategic businesses with approximately $60 million in annual revenues. As a result, CST/berger, along with two other small businesses, is reported in discontinued operations effective in the second quarter of 2008 and prior periods have been recast for comparability.

•	In June, 2008 the Company recognized $9 million of restructuring and asset impairment charges due to the decision to exit the consumer metal storage business which has a high concentration of sales with certain CDIY customers. This Canadian-based business remains classified in continuing operations but will be reclassified to discontinued operations later in 2008 following its shut-down and prior periods will then be recasted for comparability.

•	On July 18, 2008 the Company completed the previously announced acquisitions of Sonitrol Corporation, for $278 million in cash, and Xmark Corporation, for $48 million in cash. Sonitrol, with annual revenue totaling approximately $110 million, provides security monitoring services, access control and fire detection systems to commercial customers in North America via two monitoring centers and a national multi-channel distribution network. Sonitrol will complement the product offering of the pre-existing security integration businesses including HSM acquired in early 2007. Sonitrol is expected to reduce diluted earnings per share by 2 cents in 2008, contribute 4 cents in 2009, and increase accretion by an incremental 5 cents in each of the next several years thereafter as the impact of intangible asset amortization subsides. Xmark, headquarterd in Canada, markets and sells radio frequency identification (“RFID”)-based systems used to identify, locate and protect people and assets. Xmark revenues exceed $30 million annually and it will enhance the Company’s personal security business. Xmark will have only a minor impact on results of operations in 2008, and will be nominally accretive in 2009. Both acquisitions will be reported in the Security segment.

RESULTS OF OPERATIONS

Below is a summary of consolidated operating results for the three and six months ending June 28, 2008, followed by an overview of performance by business segment. The terms “organic” and “core” are utilized to describe results aside from the impact of acquisitions during their initial 12 months of ownership. This ensures appropriate comparability to operating results in the prior period.

Net Sales:  Net sales from continuing operations were $1.154 billion in the second quarter of 2008 as compared to $1.096 billion in the second quarter of 2007, representing an increase of $58 million or 5%. Acquisitions, primarily InnerSpace industrial storage, contributed 1% of net sales. Organic unit volume declined 3% which was largely offset by favorable pricing. Foreign currency translation generated a 4% increase in sales, as major currencies in all regions strengthened relative to the US dollar. The U.S. CDIY segment continues to be adversely impacted by the contraction in the residential construction market, and the U.S. economic downturn also affected the automotive repair tools business. The hardware business within the security segment had lower sales due to the loss of a major customer (this impact will anniversary in the fourth quarter of 2008). Partially offsetting these unit volume declines were healthy growth performances in convergent security and Europe.

Year-to-date net sales from continuing operations were $2.228 billion in 2008, a $94 million or 4% increase, versus $2.134 billion for the first half of 2007. Acquisition growth contributed 1% of the increase, attributable to the InnerSpace industrial storage business and several small security segment acquisitions. Foreign currency provided a 5% increase, pricing 2%, while volume decreased 4%

compared to the prior year. The businesses contributing to the first half sales performance are mainly the same as those discussed above pertaining to the second quarter.

Gross Profit:  Gross profit from continuing operations was $442 million, or 38.3% of net sales, in the second quarter of 2008, an increase of $20 million over $422 million of gross profit, or 38.6% of net sales, in the prior year. Acquisitions contributed $8 million of the increase. The favorable impacts of customer price increases, foreign currency translation, and productivity were partially offset by cost inflation and lower unit volumes. The pace of energy and commodity cost inflation, particularly steel, has accelerated dramatically in June and July to date. As a result, the Company’s estimate of the full year 2008 inflation is approximately $150 million, which management plans to partially mitigate through rapid deployment of various customer pricing actions that should recover approximately 90% of this impact.

On a year-to-date basis, gross profit from continuing operations was $848 million, or 38.1% of net sales, in 2008, compared to $809 million, or 37.9% of net sales, for the corresponding 2007 period. Acquisitions, primarily HSM and InnerSpace, contributed $17 million of the total $39 million gross profit improvement. The factors affecting the year-to-date performance are the same as those discussed pertaining to the second quarter. Successful execution of productivity projects and customer pricing increases collectively more than offset nearly $50 million of year-to-date cost inflation.

SG&A expenses:  Selling, general and administrative (”SG&A”) expenses from continuing operations, inclusive of the provision for doubtful accounts were $283 million, or 24.5% of net sales, in the second quarter of 2008, compared to $263 million, or 24.0% of net sales, in the prior year. First half SG&A was $558 million, or 25.1% of net sales, compared to $518 million, or 24.3% of net sales, in 2007. The increase in SG&A primarily reflects the impact of unfavorable foreign currency, along with acquisitions which contributed $5 million and $10 million to the quarter, and year-to-date, respectively. The SG&A increase also reflects strategic investments in emerging markets and various Stanley Fulfillment System initiatives.

Interest and Other-net:  Net interest expense from continuing operations in the second quarter of 2008 was $18 million compared to $20 million in 2007. Year-to-date net interest expense from continuing operations was $36 million in 2008 compared to $40 million over the first half of 2007. The reduction was mainly due to lower interest rates applicable to the Company’s commercial paper program, partially offset by increased borrowings in 2008, and increased interest income earned on higher foreign cash balances in the current year.

Other-net expenses from continuing operations were $21 million in the second quarter of 2008 versus $24 million in 2007. Lower 2008 intangible asset amortization and currency losses were the primary drivers of this decline. Year-to-date Other-net expenses from continuing operations were $41 million in 2008, relatively consistent with $43 million in 2007.

Income Taxes:  The Company’s effective income tax rate from continuing operations was 26.4% in the second quarter of this year, compared with 26.0% in the prior year’s quarter. The year-to-date effective income tax rate from continuing operations was 26.4% in 2008 versus 26.1% in 2007. The slight increase in the effective tax rate is mainly attributable to increased earnings in certain more highly taxed jurisdictions.

Discontinued Operations:  Net earnings from discontinued operations amounted to $4 million for the second quarter of 2008, up from $3 million in 2007, due to the gain realized in April, 2008 on the sale of a European business. Net earnings from discontinued operations for the first half of 2008 totaled $7 million versus $5 million in the prior year. As discussed more fully in Note P, discontinued operations primarily reflects the operating results of the CST/berger business which was classified as held for sale in June 2008.

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

Construction & Do-It-Yourself (“CDIY”):  CDIY sales of $452 million during the second quarter of 2008 represented a 4% increase from $433 million in the second quarter of 2007. The increase was driven by strength in Europe, which grew 20% in total (7% aside from currency translation), with pervasive world-wide pricing actions to mitigate inflation largely offsetting the adverse impact of lower U.S. unit volumes due to continued weakness in the relevant North American end user markets.

Year-to-date net sales from continuing operations were $858 million in 2008 as compared to $837 million in 2007, an increase of 2%. Favorable foreign currency translation and pricing contributed 5% and 2% of the increase, respectively, while unit volume declined 5%. Aside from the deterioration in U.S. markets, the year-to-date unit volume performance also reflects lower first quarter unit volume in Europe pertaining to the timing of promotional sales that occurred earlier in 2007.

Segment profit was $66 million for the second quarter of 2008, compared to $63 million, representing 14.6% of net sales in both periods. Pervasive customer pricing actions partially offset significant cost inflation. In addition, the decline in U.S. unit volume further pressured the profit rate relative to lower absorption of fixed costs. However, strength in Europe as well as benefits from productivity initiatives enabled the achievement of a profit rate consistent with the second quarter of 2007. On a year-to-date basis, segment profit was $113 million, or 13.2% of net sales, compared to $122 million, or 14.6% of net sales in 2007. The year-to-date performance reflects the same factors discussed relating to the second quarter, but was affected by a more severe unit volume decline in the first quarter as well as spending to develop emerging markets.

Industrial:  Industrial sales of $338 million in the second quarter of 2008 increased 12% from $302 million in the prior year. The InnerSpace storage acquisition generated 2% of the higher sales. Favorable foreign currency translation contributed 8%, and pricing amounted to 2%, while unit volume was flat. The North American automotive-related businesses were adversely affected by the deteriorating U.S. economy. North American automotive repair tool sales were impacted by higher gasoline prices and credit pressures dampening end user demand, especially for higher-priced products such as toolboxes. These volume declines were offset by robust sales growth in the U.S.-based engineered storage and hydraulic tools businesses, along with gains in European businesses. The sales growth in engineered storage was driven by government spending, particularly by army and navy bases, and also strength with commercial customers. Hydraulic tools achieved sales gains driven by demand for metal shear products related to robust growth in metal scrap markets. In Europe, assembly technologies had strong gains from European auto manufacturers and the Facom business also achieved unit volume increases.

Year-to-date net sales from continuing operations were $671 million in 2008, up 10% or $61 million as compared to 2007. The InnerSpace acquisition contributed nearly 3% of the sales increase. Foreign currency generated a 7% favorable impact, while a 2% price increase was largely offset by a decline in organic unit volume. The factors resulting in the Industrial segment’s six month performance are primarily the same items discussed pertaining to the second quarter results.

Industrial segment profit was $44 million, or 13.0% of net sales, for the second quarter of 2008, compared to $46 million, or 15.2% of net sales, in 2007. Year-to-date segment profit for the Industrial segment was $93 million, or 13.8% of net sales, for 2008, compared to $91 million, or 14.9% of net sales, for 2007. The segment profit rate decline pertained to: inflation, which has temporarily outpaced customer pricing increases but is dilutive to the rate even when recovered; unfavorable product mix in both the hydraulic tools and Mac Tools businesses; strategic investments in emerging markets for hydraulic tools, Proto and Facom; and consulting spending to drive complexity reduction pertaining to Stanley Fulfillment System initiatives.

Security:  Security sales from continuing operations increased 1% to $364 million during the second quarter of 2008 from $361 million in the corresponding 2007 period. Acquisitions contributed 2% and favorable foreign currency provided 1% of the sales increase. Pricing increased nearly 3%, but was more than offset by a 5% unit volume decline primarily attributable to the previously disclosed loss of a major customer in the hardware business. Aside from the hardware business and acquisitions, sales increased 5% primarily due to pricing actions with customers and strength in convergent security (systems integration and monitoring), partially offset by softness in certain mechanical access large U.S. retail accounts as economic pressures slow the pace of new store openings. Convergent security benefited from strength in national accounts in the U.S., and robust sales growth in both Canada and Great Britain.

Year-to-date net sales from continuing operations were $699 million in 2008 as compared to $687 million in 2007, an increase of 2%. Acquisitions accounted for 3%; currency contributed almost 2%; pricing increased 2%; and volume declined 5%. The year-to-date sales performance is mainly related to the factors described in the analysis of the second quarter. Additionally, the access technologies business achieved unit volume growth in the first quarter driven by sales to hospitals, grocers and other non-national chain customers.

Security segment profit amounted to $66 million, or 18.1% of net sales, for the second quarter of 2008 as compared with $67 million, or 18.7% of net sales, in the prior year. On a year-to-date basis, segment profit was $119 million, or 17.0% of net sales, in 2008 compared to $113 million, or 16.5% of net sales, in the prior year period. The strong segment profit was enabled by the ongoing, successful reverse integration of the legacy systems integration business into HSM, yielding improved bidding and project management disciplines. In addition, productivity and customer pricing benefits offset surging cost inflation.

Restructuring Charges and Asset Impairments

At June 28, 2008, the Company’s restructuring reserve balance was $26.5 million. This will be substantially expended during 2008, aside from approximately $7 million pertaining to the Facom acquisition for which the timing of payments depends upon the actions of certain European governmental agencies. A summary of the Company’s restructuring reserve activity from December 29, 2007 to June 28, 2008 is as follows (in millions):

		Net
	12/29/07	Additions	Usage	Currency	6/28/08

Acquisitions
Severance	$18.8	$0.1	$(4.6)	$0.8	$15.1
Facility Closure	1.6	—	(0.5)	—	1.1
Other	1.0	—	(0.3)	0.3	1.0
2008 Actions	—	20.2	(11.1)	—	9.1
Pre-2008 Actions	2.3	—	(2.2)	0.1	0.2

	$23.7	$20.3	$(18.7)	$1.2	$26.5

2008 Actions:   During the first half of 2008, the Company initiated cost reduction initiatives in order to maintain its cost competitiveness. Severance and related charges of $14.0 million were recorded during the first half relating to the reduction of approximately 500 employees. In addition to severance, $6.2 million was recorded for asset impairments primarily relating to the exit of a business. Of the $20.2 million in aggregate restructuring charges, a total of $9.1 million pertains to the planned closure of the consumer metal storage business. Approximately $11.6 million of the total charges pertained to the Construction and DIY segment; $3.3 million to the Industrial segment; and $5.3 million to the Security segment. Of these amounts, $11.1 million has been utilized to date, with $9.1 million of reserves remaining as of June 28, 2008.

Pre-2008 Actions:  During 2007 the Company initiated $11.8 million of cost reduction actions in various businesses. These actions were comprised of the severance of 525 employees and the exit of a leased facility. Of this amount, $11.8 million has been utilized to date with no accrual remaining as of June 28, 2008. In addition, $0.2 million of reserves remain relating to pre-2007 actions.

Acquisition Related:  During 2007, $3.0 million of reserves were established for HSM in purchase accounting. Of this amount, $1.1 million was for severance of approximately 80 employees and $1.9 million related to the closure of 13 branch facilities. As of June 28, 2008, $1.4 million has been utilized, leaving $1.6 million remaining. The Company also utilized $4.8 million of restructuring reserves during the first half of 2008 established for various other current year and prior year acquisitions. As of June 28, 2008, $17.2 million in accruals for restructuring remain, primarily relating to the Facom acquisition.

FINANCIAL CONDITION

Liquidity, Sources and Uses of Capital:

Operating and Investing Activities:  Cash flow from operations was $84 million in the second quarter of 2008 compared to $102 million in 2007. The decrease primarily relates to the termination of the Company’s U.S. receivable securitization facility which resulted in a $17 million cash outflow in June 2008. Year-to-date cash flow from operations was $191 million, relatively consistent with $196 million in the prior year.

Capital and software expenditures were $29 million in the second quarter of 2008 versus $ $17 million in 2007. On a year-to-date basis capital and software expenditures were $54 million representing a $10 million increase compared to the prior year. The increase primarily pertains to software investments as the Company is in the midst of a North American systems implementation.

Free cash flow, as defined in the following table, was $55 million in the second quarter of 2008 compared to $85 million in the corresponding 2007 period. The Company believes free cash flow is an important measure of its liquidity, as well as its ability to fund future growth and provide a dividend to shareowners. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

(Millions of Dollars)	2008	2007

Net cash provided by operating activities	$84	$102
Less: capital and software expenditures	(29)	(17)

Free cash flow	$55	$85

For the second quarter of 2008, acquisition spending totaled $27 million mainly for three small security segment businesses, compared to 2007 acquisition spending of $23 million, primarily for the Bed Check personal security business. Acquisitions entailed a $28 million cash outflow for the first half of 2008 versus $569 million in 2007, which reflected the January 2007 acquisition of the HSM monitoring business.

Financing Activities:

There were no repurchases of common stock during the second quarter of 2008, while the Company expended $100 million in the prior year to acquire nearly 1.7 million shares. On a year-to-date basis, common stock repurchase activity was $102 million (for 2.2 million shares) in 2008, down slightly from $107 million in 2007. The Company will continue to assess the possibility of repurchasing more of its outstanding common stock, based on a number of factors including the level of acquisition activity, the market price of the Company’s common stock and the current financial condition of the Company.

Proceeds from the issuance of common stock and warrants during the second quarter of 2008 amounted to $7 million, versus $26 million in the prior year which reflected higher levels of stock option exercises. Such proceeds totaled $10 million for the first half of 2008 and $86 million for the corresponding 2007 period. The higher amount in 2007 is attributable to stock option exercises as well as $19 million of proceeds from warrants sold in connection with the March, 2007 equity units offering to finance the HSM acquisition.

Net proceeds from short-term borrowings amounted to a cash inflow of $53 million in the second quarter of 2008, relatively consistent with $48 million in 2007. Net proceeds from short-term borrowings totaled $173 million in the first half of 2008 versus $132 million in 2007, with over $100 million of proceeds in each year utilized to fund share repurchases. The remaining increase in net short-term borrowings in 2008 pertains to funding acquisitions and cash outflows pertaining to the termination of the U.S. receivable securitization facility. There were no long-term borrowings in 2008, while the $530 million of proceeds in the first quarter of 2007 represents the $330 million in five-year convertible notes and $200 million in three-year term notes issued to finance the HSM acquisition. The $49 million outflow in the prior year for the bond hedge premium also pertained to the financing of the HSM acquisition.

Debt to Capital Ratio

The Company’s debt to capital ratio was 48% as of June 28, 2008. Reflecting the credit protection measures that are incorporated into the terms of the $450 million Enhanced Trust Preferred Securities (“ETPS”) issued in 2005 and the equity characteristics of the $330 million in Equity Units issued in 2007, the debt to capital ratio of the Company is more fairly represented by apportioning 50% of the ETPS issuance and 50-75% of the Equity Units issuance to equity when making the ratio calculation. The resulting debt to capital ratio from these apportionments is 34 — 37% as of June 28, 2008. The equity content adjustments to reported debt are consistent with the treatment accorded these securities by the nationally recognized statistical ratings organizations that rate the Company’s debt securities, and accordingly the equity-content-adjusted debt to capital ratio is considered a relevant measure of its financial condition.

The following table reconciles the debt to capital ratio computed with reported debt and equity to the same measure after the equity content adjustments attributed to the ETPS and Equity Unit securities:

			Equity Units
		ETPS 50%	50 – 75%	As Adjusted
	Reported on	equity	equity	for Equity
	Balance Sheet	content	content	Content
(Millions of Dollars)	(GAAP)	adjustment	adjustment	(non-GAAP)

Debt	$1,663	(225)	(165) – (247)	$1,273 – $1,191
Equity	$1,791	225	165 – 247	$2,181 – $2,263
Capital (debt + equity)	$3,454			$3,454
Debt to capital ratio	48%			37% – 34%

OTHER COMMERCIAL COMMITMENTS

On February 27, 2008, the Company amended its credit facility to provide for an increase and extension of its committed credit facility to $800 million from $550 million. In May 2008, the Company’s commercial paper program was also increased to $800 million. The credit facility continues to be designated as a liquidity back-stop for the Company’s commercial paper program. The amended and restated facility expires in February 2013.

Additionally, as discussed in Note E, the Company terminated its accounts receivable securitization facility.

OTHER MATTERS

Critical Accounting Estimates:  There have been no other significant changes in the Company’s critical accounting estimates during the second quarter of 2008. Refer to the “Other Matters” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 for a discussion of the Company’s critical accounting estimates.

New Accounting Standards:  Refer to Note B. for a discussion of new accounting standards.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the Company’s exposure to market risk during the second quarter of 2008. For discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s Form 10-K for the year ended December 29, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e)), as of June 28, 2008, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer have concluded that, as of June 28, 2008, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic Securities and Exchange Commission filings. There has been no change in the Company’s internal controls that occurred during the second quarter of 2008 that have materially affected or are reasonably likely to materially affect the registrant’s internal control over financial reporting.

CAUTIONARY STATEMENT
Under the Private Securities Litigation Reform Act of 1995

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical, including, but not limited to, the statements regarding the Company’s ability to: (i) complete the divestiture of CST/berger in the third quarter of 2008 and realize a pre-tax book gain estimated at $138 million and net after-tax cash proceeds of approximately $155 million; (ii) limit the 2008 impact from the acquisition of Sonitrol to a two cent reduction in diluted earnings per share; (iii) generate earnings per diluted share attributable to the Sonitrol acquisition of four cents in 2009, and increase such earnings by an incremental five cents in each of the next several years thereafter; (iv) generate earnings attributable to the Xmark acquisition that will have only a minor impact on results of operations in 2008 and be nominally accretive in 2009; (v) complete the shut down of the consumer metal storage business during 2008; (vi) limit the full year 2008 inflation impact to $150 million and recover approximately 90% of this impact through various customer pricing actions; (vii) build a growth platform in security while expanding the branded tools platform; (viii) dispose of various legal proceedings without material adverse effect on the operations or financial condition of the Company;

and (ix) limit costs associated with environmental remediation to a range of $22 million to $56 million, are forward looking statements and are based on current expectations.

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

The Company’s ability to deliver the Results is dependent upon: (i) completion of the CST/berger sale within anticipated time frames; (ii) the ultimate allocation of the purchase price for the CST/berger business among The Stanley Works and certain of its European subsidiaries; (iii) the Company’s ability to successfully integrate Sonitrol, Xmark and other recent acquisitions, as well as future acquisitions, while limiting associated costs; (iv) the success of the Company’s effort to build a growth platform and market leadership in Convergent Security Solutions; (v) the Company’s success at identifying and developing new markets for Convergent Security Solutions products, including Sonitrol products; (vi) the success of the Company’s efforts to generate sales growth in existing markets for Convergent Security Solutions products, including Sonitrol products; (vii) the continued acceptance of technologies used in the Company’s Convergent Security Solutions products, including Sonitrol products; (viii) the Company’s ability to gain acceptance of certain new Sonitrol products; (ix) the Company’s ability to successfully manage existing Sonitrol franchisee relationships; (x) the Company’s ability to sell, or if appropriate discontinue certain product lines, including the consumer metal storage business during 2008; (xi) the Company’s ability to minimize costs associated with any sale or discontinuance of a product line, including any severance, restructuring, legal or other costs; (xii) the proceeds realized with respect to any product line disposals; (xiii) the extent of any asset impairment with respect to the product lines mentioned; (xiv) the success of the Company’s efforts to expand its tools and security businesses; (xv) the Company’s success at new product development and introduction and at identifying and developing new markets; (xvi) the success of the Company’s efforts to manage freight costs, steel and other commodity costs; (xvii) the success of the Company’s efforts to sustain or increase prices in order to, among other things, offset or mitigate the impact of steel, freight, energy, non-ferrous commodity and other commodity costs and other inflation increases; (xviii) the Company’s ability to generate free cash flow and maintain a strong debt to capital ratio; (xix) the Company’s ability to identify and effectively execute productivity improvements and cost reductions while minimizing any associated restructuring charges; (xx) the Company’s ability to obtain favorable settlement of routine tax audits; (xxi) the ability of the Company to generate earnings sufficient to realize future income tax benefits during periods when temporary differences become deductible; (xxii) the continued ability of the Company to access credit markets under satisfactory terms; and (xxiii) the Company’s ability to negotiate satisfactory payment terms under which the Company buys and sells goods, services, materials and products.

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

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended June 28, 2008:

	(a)		Total Number	Maximum Number
	Total		Of Shares	Of Shares That
	Number Of	Average Price	Purchased As	May Yet Be
	Shares	Paid Per	Part Of A Publicly	Purchased Under
2008	Purchased	Share	Announced Program	The Program

March 30 – May 3	159	$48.59	—	—
May 4 – May 31	—	—	—	—
June 1 – June 28	—	—	—	—

	159	$48.59	—	—

(a)	The shares of common stock in this column were deemed surrendered to the Company by participants in various of the Company’s benefit plans to satisfy the taxes related to the vesting or delivery of a combination of restricted share units and long-term incentive shares under those plans.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting was held on April 23, 2008.

(i) The following directors were elected at the meeting:

	Shares Voted For	Shares Withheld

Carlos M. Cardoso	67,517,354	2,763,227

Robert B. Coutts	67,672,399	2,608,182

Marriane M. Parrs	67,906,587	2,373,994

The Company’s directors whose term of office continued after the Annual Meeting are: Eileen S. Kraus and Lawrence A. Zimmerman, each of whose term of office as a director continues until the Company’s annual meeting of stockholders in 2009, and John G. Breen, Virgis W. Colbert and John F. Lundgren, each of whose term of office as a director continues until the Company’s annual meeting of stockholders in 2010.

(ii) Ernst & Young LLP was approved as the Company’s independent auditors for the year 2008 by the following vote:

FOR:	67,326,812	AGAINST:	2,210,992
ABSTAIN:	742,656

(iii) A shareholder proposal urging the Company’s Board of Directors to take the necessary steps to require that all members of the Board of Directors be elected annually was approved by the following vote:

FOR:	48,802,657	AGAINST:	14,041,669
ABSTAIN:	1,303,675

ITEM 6.	EXHIBITS

(11)	Statement re computation of per share earnings (the information required to be presented in this exhibit appears in Note C to the Company’s Condensed Consolidated Financial Statements set forth in this Quarterly Report on Form 10-Q).
(31)(i)(a)	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)
(i)(b)	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)
(32)(i)	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(ii)	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensation plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE STANLEY WORKS
Date: July 24, 2008	By: /s/ James M. Loree James M. Loree Executive Vice President and Chief Financial Officer (Principal Financial Officer)