Form 10-Q
period 2008-09-27
STANLEY WORKS
filed 2008-11-03
CIK 93556

(STANLEY LOGO)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008.
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

78,794,900 shares of the registrant’s common stock were outstanding as of October 24, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE STANLEY WORKS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 27, 2008 AND SEPTEMBER 29, 2007
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	Third Quarter		Year to Date
	2008	2007	2008	2007

NET SALES	$1,119.7	$1,106.2	$3,347.6	$3,240.0
COSTS AND EXPENSES
Cost of sales	688.3	684.6	2,068.3	2,009.8
Selling, general and administrative	269.4	250.6	822.7	762.0
Provision for doubtful accounts	5.6	1.8	10.6	8.1
Interest expense	21.0	21.3	61.9	63.8
Interest income	(2.7)	(1.1)	(7.4)	(3.2)
Other, net	28.7	25.2	70.1	67.7
Restructuring charges and asset impairments	4.8	2.8	25.0	10.4

	1,015.1	985.2	3,051.2	2,918.6

Earnings from continuing operations before income taxes	104.6	121.0	296.4	321.4
Income taxes	26.2	32.5	76.9	84.8

Net earnings from continuing operations	78.4	88.5	219.5	236.6

Earnings from discontinued operations before income taxes (including a $128.1 gain on divestiture in the third quarter 2008 and $129.7 year-to-date 2008)	130.4	4.6	139.2	12.4
Income taxes on discontinued operations	44.3	1.7	46.6	4.7

Net earnings from discontinued operations	86.1	2.9	92.6	7.7

NET EARNINGS	$164.5	$91.4	$312.1	$244.3

NET EARNINGS PER SHARE OF COMMON STOCK
Basic:
Continuing operations	$1.00	$1.08	$2.78	$2.86
Discontinued operations	1.09	0.03	1.17	0.09

Total basic earnings per common share	$2.09	$1.11	$3.96	$2.96

Diluted:
Continuing operations	$0.98	$1.05	$2.74	$2.80
Discontinued operations	1.08	0.03	1.16	0.09

Total diluted earnings per common share	$2.06	$1.09	$3.90	$2.89

DIVIDENDS PER SHARE OF COMMON STOCK	$0.32	$0.31	$0.94	$0.91

AVERAGE SHARES OUTSTANDING (in thousands):
Basic	78,808	82,288	78,867	82,616

Diluted	79,846	83,999	80,025	84,417

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 27, 2008 AND DECEMBER 29, 2007
(Unaudited, Millions of Dollars)

	2008	2007

ASSETS
Current assets
Cash and cash equivalents	$299.3	$240.4
Accounts and notes receivable	884.7	831.1
Inventories	571.4	556.4
Other current assets	88.9	86.0
Assets held for sale	4.2	106.0

Total current assets	1,848.5	1,819.9
Property, plant and equipment	1,477.4	1,449.0
Less: accumulated depreciation	888.7	884.1

	588.7	564.9
Goodwill	1,664.7	1,512.5
Trademarks	342.5	332.2
Customer relationships	433.6	321.4
Other intangible assets	46.1	40.6
Other assets	197.2	188.4

Total assets	$5,121.3	$4,779.9

LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities
Short-term borrowings	$442.9	$282.5
Current maturities of long-term debt	13.3	10.3
Accounts payable	523.8	499.6
Accrued expenses	516.4	467.5
Liabilities held for sale	2.4	18.5

Total current liabilities	1,498.8	1,278.4
Long-term debt	1,194.4	1,212.1
Other liabilities	556.6	560.9
Commitments and contingencies (Note L)
Shareowners’ equity
Common stock, par value $2.50 per share	233.9	233.9
Retained earnings	2,288.9	2,045.5
Accumulated other comprehensive income	19.0	47.7
ESOP	(88.8)	(93.8)

	2,453.0	2,233.3
Less: cost of common stock in treasury	581.5	504.8

Total shareowners’ equity	1,871.5	1,728.5

Total liabilities and shareowners’ equity	$5,121.3	$4,779.9

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND NINE MONTHS ENDED SEPTEMBER 27, 2008 AND SEPTEMBER 29, 2007
(Unaudited, Millions of Dollars)

	Third Quarter		Year to Date
	2008	2007	2008	2007

OPERATING ACTIVITIES
Net earnings	$164.5	$91.4	$312.1	$244.3
Depreciation and amortization	47.2	42.2	128.5	120.1
Changes in working capital	28.0	(22.3)	(4.7)	(54.4)
Net gain on sale of businesses	(84.3)	—	(85.9)	—
Changes in other assets and liabilities	10.5	19.0	7.1	16.2

Cash provided by operating activities	165.9	130.3	357.1	326.2
INVESTING ACTIVITIES
Capital expenditures	(28.3)	(11.5)	(81.9)	(55.0)
Proceeds from sale of businesses, net of income taxes paid	162.5	—	165.8	—
Business acquisitions	(336.2)	(64.2)	(364.4)	(633.1)
Other investing activities	15.8	6.6	24.5	9.7

Cash used in investing activities	(186.2)	(69.1)	(256.0)	(678.4)
FINANCING ACTIVITIES
Payments on long-term debt	(1.0)	(0.5)	(8.7)	(76.9)
Proceeds from long-term borrowings	0.2	—	0.2	529.8
Deferred financing costs and other	(4.0)	—	(11.8)	(12.1)
Bond hedge premium	—	—	—	(49.3)
Net short-term borrowings	(31.5)	13.4	141.0	145.7
Cash dividends on common stock	(25.2)	(25.4)	(73.8)	(74.9)
Proceeds from issuance of common stock and warrants	7.4	4.1	17.4	89.9
Purchase of common stock for treasury	—	—	(102.3)	(106.9)

Cash (used in) provided by financing activities	(54.1)	(8.4)	(38.0)	445.3
Effect of exchange rate changes on cash	(10.5)	2.1	(4.2)	10.9

Change in cash and cash equivalents	(84.9)	54.9	58.9	104.0

Cash and cash equivalents, beginning of period	384.2	225.7	240.4	176.6

CASH AND CASH EQUIVALENTS, END OF PERIOD	$299.3	$280.6	$299.3	$280.6

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
BUSINESS SEGMENT INFORMATION
THREE AND NINE MONTHS ENDED SEPTEMBER 27, 2008 AND SEPTEMBER 29, 2007
(Unaudited, Millions of Dollars)

	Third Quarter		Year to Date
	2008	2007	2008	2007

NET SALES
Construction & DIY	$426.7	$437.5	$1,284.3	$1,274.4
Industrial	298.1	298.1	969.0	908.4
Security	394.9	370.6	1,094.3	1,057.2

Total	$1,119.7	$1,106.2	$3,347.6	$3,240.0

SEGMENT PROFIT
Construction & DIY	$54.2	$72.2	$167.0	$194.0
Industrial	40.2	41.4	133.0	132.5
Security	74.0	68.3	192.9	181.3

Segment Profit	168.4	181.9	492.9	507.8
Corporate Overhead	(12.0)	(12.7)	(46.9)	(47.7)

Total	$156.4	$169.2	$446.0	$460.1

Interest expense	21.0	21.3	61.9	63.8
Interest income	(2.7)	(1.1)	(7.4)	(3.2)
Other, net	28.7	25.2	70.1	67.7
Restructuring charges and asset impairments	4.8	2.8	25.0	10.4

Earnings from continuing operations before income taxes	$104.6	$121.0	$296.4	$321.4

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 27, 2008

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

Not Yet Implemented:  In May 2008, the FASB issued Staff Position Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt instruments that have a “net settlement feature” permitting settlement partially or fully in cash upon conversion. The guidance requires issuers of such convertible debt securities to separately account for the liability and equity components in a manner that reflects the issuer’s nonconvertible, unsecured debt borrowing rate. The FSP requires bifurcation of a component of the debt into equity, representative of the approximate fair value of the conversion feature at inception, and the amortization of the resulting debt discount to interest expense in the Consolidated Statement of Operations. The Company is in the process of assessing the impact of FSP APB 14-1, but estimates that approximately $55 million of Long-term debt will be reclassified to equity as of the inception of the $330 million of convertible notes issued in March 2007. The estimated $55 million debt discount will be amortized to interest expense resulting in the recognition of approximately $8-$12 million of additional non-cash interest expense annually. The non-cash interest recognized will gradually increase over time using the effective interest method. FSP APB 14-1 will become effective for the Company beginning in the first quarter of 2009 and is required to be applied retrospectively with early adoption prohibited.

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other GAAP. This FSP applies prospectively to all intangible assets acquired after the effective date in fiscal 2009, whether acquired in a business combination or otherwise. Early adoption is prohibited. The Company is evaluating this guidance but does not expect it to have a significant impact on its financial position or results of operations.

C.	Earnings Per Share

The following table reconciles the weighted average shares outstanding used to calculate basic and diluted earnings per share for the three and nine month periods ended September 27, 2008 and September 29, 2007:

	Third Quarter		Year to Date
	2008	2007	2008	2007

Numerator (in millions):
Net earnings – basic and diluted	$164.5	$91.4	$312.1	$244.3

Denominator (in thousands):
Basic earnings per share weighted average shares	78,808	82,288	78,867	82,616
Dilutive effect of stock options and awards	1,038	1,711	1,158	1,801

Diluted earnings per share – weighted average shares	79,846	83,999	80,025	84,417

Earnings per share of common stock:
Basic	$2.09	$1.11	$3.96	$2.96
Diluted	$2.06	$1.09	$3.90	$2.89

The following weighted-average stock options and warrants to purchase the Company’s common stock were outstanding during the three and nine month periods ended September 27, 2008 and September 29, 2007, but were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive.

	Third Quarter		Year to Date
	2008	2007	2008	2007

Number of stock options (in thousands)	1,902	569	1,640	745
Number of stock warrants (in thousands)	5,093	5,093	5,093	3,565

D.	Comprehensive Income

Comprehensive income for the three and nine month periods ended September 27, 2008 and September 29, 2007 is as follows (in millions):

	Third Quarter		Year to Date
	2008	2007	2008	2007

Net earnings	$164.5	$91.4	$312.1	$244.3
Other comprehensive gain (loss), net of tax	(72.0)	40.9	(28.7)	77.8

Comprehensive income	$92.5	$132.3	$283.4	$322.1

Other comprehensive gain (loss) is primarily the impact of foreign currency translation and changes in the fair value of cash flow hedges.

E.	Accounts Receivable

In June 2008, the Company acquired a third party’s interest in a Special Purpose Entity (“SPE”). As a result, the entity became non-qualifying and the net assets, which consisted of accounts receivable of $17.3 million, were consolidated in the Company’s balance sheet. Net cash flows between the Company and the SPE for 2008 totaled $43.2 million, primarily related to receivable sales, collections on receivables and servicing fees. There were no gains or losses on the sale of receivables to the SPE or on the acquisition of the third party interest.

F.	Inventories

The components of inventories at September 27, 2008 and December 29, 2007 are as follows (in millions):

	2008	2007

Finished products	$406.8	$397.2
Work in process	70.9	57.5
Raw materials	93.7	101.7

Total inventories	$571.4	$556.4

G.	Assets Held for Sale

The assets of one small security business (Blick Alfia) are classified as held for sale at September 27, 2008, as detailed in Note P “Discontinued Operations”. In addition to the security business, the assets of CST/berger and one other small business (Facom Lista) in the amount of $76.5 million were held for sale as of December 29, 2007. Further, the Company held $24.3 million of financing lease receivables generated by the Blick business as of December 29, 2007. These receivables were sold during the first quarter of 2008.

H.	Acquisitions and Goodwill

In July 2008, the Company completed the acquisitions of Sonitrol Corporation (“Sonitrol”) and Xmark Corporation (“Xmark”) for $281.3 million in cash and $46.6 million in cash, respectively. The Sonitrol acquisition has preliminarily resulted in $133.1 million of goodwill, the majority of which, will not be deductible for income tax purposes. Sonitrol is a market leader in North American commercial security monitoring services, access control and fire detection systems, with annual revenues of approximately $110 million. The acquisition will complement the product offering of the pre-existing security integration businesses including HSM acquired in early 2007. The Xmark acquisition has preliminarily resulted in $22.7 million of goodwill, none of which is deductible for income tax purposes. Xmark, headquartered in Canada, markets and sells radio frequency identification based systems used to identify, locate and protect people and assets, with annual revenues of approximately $30 million. The acquisition will enhance the Company’s personal security business.

The Company also made five small acquisitions relating to its mechanical access systems and convergent security solutions businesses during 2008. These five acquisitions were acquired for a combined purchase price of $34.0 million.

The total purchase price of $361.9 for the 2008 acquisitions was accounted for as purchases in accordance with SFAS 141. The total purchase price for the acquisitions reflects transaction costs and is net of cash acquired, and was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The purchase price allocations of these acquisitions are preliminary, mainly with respect to the finalization of intangible asset valuations, related deferred taxes, and certain other items.

During 2007, the Company completed nine acquisitions for a total purchase price of $646.7 million. The purchase price allocation for one small acquisition with a total purchase price of $11.1 million is preliminary, mainly with respect to execution of acquisition date integration plans and other minor items. There were no significant changes to the purchase price allocation made during 2008.

Goodwill

Changes in the carrying amount of goodwill by segment are as follows (in millions):

	Construction
	& DIY	Industrial	Security	Total

Balance as of December 29, 2007	$214.2	$387.3	$911.0	$1,512.5
Acquisitions during the year	—	—	173.0	173.0
Foreign currency translation/other	(0.7)	(4.6)	(15.5)	(20.8)

Balance as of September 27, 2008	$213.5	$382.7	$1,068.5	$1,664.7

I.	Restructuring Charges and Asset Impairments

At September 27, 2008, the Company’s restructuring reserve balance was $25.4 million. This will be substantially expended during 2008, aside from approximately $7 million pertaining to the Facom acquisition for which the timing of payments depends upon the actions of certain European governmental agencies. A summary of the Company’s restructuring reserve activity from December 29, 2007 to September 27, 2008 is as follows (in millions):

		Net
	12/29/07	Additions	Usage	Currency	9/27/08

Acquisitions
Severance	$18.8	$0.8	$(6.0)	—	$13.6
Facility Closure	1.6	1.4	(0.9)	—	2.1
Other	1.0	—	(0.4)	—	0.6
2008 Actions	—	25.0	(15.1)	(0.8)	9.1
Pre-2008 Actions	2.3	—	(2.3)	—	—

	$23.7	$27.2	$(24.7)	$(0.8)	$25.4

2008 Actions:  During the first nine months of 2008, the Company initiated cost reduction initiatives in order to maintain its cost competitiveness. Severance and related charges of $20.0 million were recorded during the first nine months relating to the reduction of approximately 700 employees. In addition to severance, $5.0 million was recorded for asset impairments primarily relating to the exit of a business. Approximately $10.9 million of the total charges pertained to the Construction and DIY segment; $6.2 million to the Industrial segment; and $7.9 million to the Security segment. Of these amounts, $15.1 million has been utilized to date, with $9.1 million of reserves remaining as of September 27, 2008.

Pre-2008 Actions:  During 2007, the Company initiated $11.8 million of cost reduction actions in various businesses. These actions were comprised of the severance of 525 employees and the exit of a leased facility. This entire amount has been utilized as of September 27, 2008.

Acquisition Related:  During the third quarter of 2008, $2.0 million of reserves were established primarily relating to the Sonitrol acquisition. Of this amount, $0.6 million was for severance of approximately 100 employees and $1.4 million relates to the planned closure of 9 facilities. During 2007, $3.0 million of reserves were established for HSM in purchase accounting. Of this amount, $1.1 million was for severance of approximately 80 employees and $1.9 million related to the closure of 13 branch facilities. As of September 27, 2008, $2.1 million has been utilized, leaving $0.9 million remaining. The Company also utilized $6.7 million of restructuring reserves during the first nine months of 2008 established for various other current year and prior year acquisitions. As of September 27, 2008, $16.3 million in accruals for restructuring remain, primarily relating to the Facom, HSM and Sonitrol acquisitions.

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

In an effort to continue to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, in May 2008 the Company entered into a $200 million interest rate swap. The swap matures November 2012, matching the maturity of the outstanding 4.9%, $200 million Note. On the interest rate swap, the Company will pay a floating rate of interest and will receive a fixed rate of interest equal to the fixed rate payable on the Note. The swap hedges the fluctuations in the fair value resulting from changes in interest rates. At September 27, 2008, the fair value of this interest rate swap was a loss of $1.2 million. This amount is recorded in Long-term debt in the Consolidated Balance Sheet to recognize the change in the fair value of the long-term debt and in Other liabilities to record the fair value of the swap. The swap is highly effective and, accordingly, no amount is recorded for ineffectiveness in the Consolidated Statement of Operations.

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

The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of September 27, 2008 and December 29, 2007, the Company had reserves of $29.3 million and $30.1 million, respectively, primarily for remediation activities associated with company-owned properties as well as for Superfund sites. The range of environmental remediation costs that is reasonably possible is $19.5 million to $52.5 million which is subject to change in the near term.

As of September 27, 2008 the Company has commitments to purchase Générale de Protection (“GdP”) and Scan Modul for approximately $166 million and $20 million in cash, respectively. Both acquisitions closed on October 1 as disclosed in Note Q. Subsequent Events.

M.	Guarantees

The Company’s financial guarantees at September 27, 2008 were as follows (in millions):

		Maximum	Liability
		Potential	Carrying
	Term	Payment	Amount

Guarantees on the residual values of leased properties	Up to 6 years	$80.5	$19.2
Standby letters of credit	Generally 1 year	35.1	—
Commercial customer financing arrangements	Up to 5 years	17.7	15.3
Guarantee on the external Employee Stock Ownership Plan (“ESOP”) borrowings	Through 2009	2.0	2.0

		$135.3	$36.5

The Company has guaranteed a portion of the residual value arising from its synthetic lease and U.S. master personal property lease programs. The lease guarantees aggregate $80.5 million while the fair value of the underlying assets is estimated at $96.9 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these lease guarantees. The Company has recorded $19.2 million in debt pertaining to one of these synthetic leases. The Company has issued $35.1 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs. The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors for their initial purchase of the inventory and truck necessary to function as a distributor. In addition, the Company provides a full recourse guarantee to a financial institution that extends credit to certain end retail customers of its U.S. Mac Tool distributors. The gross amount guaranteed in these arrangements is $17.7 million and the $15.3 million carrying value of the guarantees issued is recorded in debt and other liabilities as appropriate in the consolidated balance sheet.

The Company provides product and service warranties which vary across its businesses. The types of warranties offered generally range from one year to limited lifetime, while certain products carry no warranty or customer service considerations. Further, the Company at times incurs discretionary costs to service its products in connection with product performance issues. Historical warranty and service claim experience forms the basis for warranty obligations recognized. Adjustments are recorded to the warranty liability as new information becomes available.

The changes in the carrying amount of product and service warranties for the nine months ended September 27, 2008 are as follows (in millions):

Balance December 29, 2007	$63.7
Warranties and guarantees issued	16.7
Warranty payments	(17.2)
Currency and other	1.7

Balance September 27, 2008	$64.9

N.	Net Periodic Benefit Cost – Defined Benefit Plans

Following are the components of net periodic benefit cost for the three and nine month periods ended September 27, 2008 and September 29, 2007 (in millions):

	Third Quarter
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2008	2007	2008	2007	2008	2007

Service cost	$0.7	$0.6	$0.9	$0.9	$0.2	$0.4
Interest cost	2.4	2.2	3.2	3.5	0.2	0.2
Expected return on plan assets	(2.6)	(2.5)	(3.8)	(4.6)	—	—
Amortization of transition liability	—	—	—	0.1	—	—
Amortization of prior service cost/(credit)	0.3	(0.8)	—	—	(0.1)	—
Amortization of net (gain) loss	0.1	0.1	0.6	1.3	(0.1)	(0.2)
Curtailment (gain) loss	—	1.1	(0.2)	0.3	—	—

Net periodic benefit cost	$0.9	$0.7	$0.7	$1.5	$0.2	$0.4

	Year to Date
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2008	2007	2008	2007	2008	2007

Service cost	$2.0	$2.0	$3.4	$3.3	$0.8	$0.9
Interest cost	7.3	6.8	11.3	11.1	1.0	1.0
Expected return on plan assets	(7.7)	(7.3)	(13.9)	(13.6)	—	—
Amortization of transition liability	—	—	0.1	0.1	—	—
Amortization of prior service cost/(credit)	1.0	—	0.1	0.1	(0.2)	(0.1)
Amortization of net (gain) loss	0.1	0.4	2.8	4.7	(0.2)	(0.2)
Curtailment loss	—	1.1	0.9	0.3	—	—

Net periodic benefit cost	$2.7	$3.0	$4.7	$6.0	$1.4	$1.6

O.	Fair Value Measurements

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

The following table presents the fair value and the hierarchy levels, for financial assets and liabilities that are measured at fair value as of September 27, 2008 (in millions):

	Total Carrying	Quoted Prices in	Significant Other	Significant
	Value at	Active Markets	Observable Inputs	Unobservable Inputs
	September 27, 2008	(Level 1)	(Level 2)	(Level 3)

Derivative assets	$30.6	$—	$30.6	$—
Derivative liabilities	$97.4	$—	$97.4	$—

P.	Discontinued Operations

On July 25, 2008, the Company sold its CST/berger laser leveling and measuring business, which was formerly in its CDIY segment, to Robert Bosch Tool Corporation for $204 million in cash. CST/berger manufactures and distributes surveying accessories, as well as building and construction instruments primarily in the Americas and Europe. The sale resulted in an $84.3 million after tax gain which was recorded during the third quarter of 2008. Goodwill disposed of in this divestiture amounted to $26.9 million.

During the second quarter of 2008, a small business (Facom Lista) in the industrial segment was sold. This sale resulted in a $1.6 million gain, net of tax, which has been reported in discontinued operations. Goodwill disposed of in this divestiture amounted to $0.9 million.

The Company has classified the assets and liabilities of a small business (Blick Alfia) in the security segment as held for sale. This business will be sold in the fourth quarter of 2008. The divestitures of these three businesses have been made pursuant to the Company’s growth and portfolio diversification strategy

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of operations of CST/berger and the two other small businesses for the periods presented have been reported as discontinued operations. The operating results of these entities are summarized as follows for the nine months ended September 27, 2008 and September 29, 2007 (in millions):

	2008	2007

Net sales	$48.5	$76.4
Pretax earnings from operations	9.5	12.4
Pretax gain on sale	129.7	—

Pretax earnings	$139.2	$12.4

The assets and liabilities of Blick Alfia are classified as held for sale in the Consolidated Balance Sheet at September 27, 2008. CST/berger and the two other small businesses have been classified as held for sale in the Consolidated Balance Sheets at December 29, 2007. The assets and liabilities of the businesses classified as held for sale as of September 27, 2008 and of December 29, 2007 are as follows (in millions):

	2008	2007

Accounts receivable	$1.8	$17.3
Inventories	1.1	10.9
Other assets	1.1	3.0
Property, plant and equipment	0.2	4.5
Goodwill and other intangible assets	0.0	46.0

Total assets	$4.2	$81.7

Accounts payable	$0.9	$9.0
Accrued expenses	1.5	8.6
Other liabilities	0.0	0.9

Total liabilities	$2.4	$18.5

Q.	Subsequent Events

On September 29, 2008 the Company completed an offering of $250 million aggregate principal amount of senior notes which are due in 2013. These notes bear a fixed coupon of 6.15% per annum. The Company will use the net proceeds from the offering to reduce borrowings under its existing commercial paper program and/or other short term obligations and for other general corporate purposes.

On October 1, 2008 the Company completed the acquisition of Générale de Protection (“GdP”) for $166 million in cash. GdP, headquartered in Vitrolles, France, is a leading provider of audio and video security monitoring services, primarily for small and mid-sized businesses located in France and Belgium. Also, on October 1, 2008, the Company completed the purchase of Scan Modul for $20 million in cash. Scan Modul, headquartered in Hillerod, Denmark, provides engineered healthcare storage equipment and services throughout Europe. The acquisition of Scan Modul expands the Company’s healthcare storage technology offering provided by its existing InnerSpace business acquired in July 2007.

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

OVERVIEW

The Company is a diversified worldwide supplier of tools and engineered solutions for professional, industrial, construction, and do-it-yourself (“DIY”) use, as well as engineered solutions and security solutions for industrial and commercial applications. Its operations are classified into three business segments: Construction & DIY (“CDIY”), Industrial and Security. The CDIY segment manufactures and markets hand tools, storage systems, and fasteners, as these products are principally utilized in construction and do-it-yourself projects. These products are sold primarily to professional end users and distributed through retailers (including home centers, mass merchants, hardware stores, and retail lumber yards). The Industrial segment manufactures and markets professional mechanics tools and storage systems, plumbing, heating, air conditioning and roofing tools, assembly tools and systems, hydraulic tools and specialty tools (Stanley supply and services). These products are sold to industrial customers and distributed primarily through third party distributors as well as direct sales forces. The Security segment is a provider of access and security solutions primarily for retailers, educational, financial and healthcare institutions, as well as commercial, governmental and industrial customers. The Company provides an extensive suite of mechanical and electronic security integration systems, software, related installation, maintenance, and a variety of security services including security monitoring services, electronic integration systems, software, related installation and maintenance services, automatic doors, door closers, exit devices, hardware and locking mechanisms.

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

Key developments in 2008 pursuant to this diversification and profitable growth strategy include the following.

•	In July 2008, the Company completed the sale of the CST/berger laser leveling and measuring business for $204 million in cash. The transaction generated a pre-tax book gain of $128 million, and $152 million in net after-tax cash proceeds. CST/berger had 2007 revenues of $80 million. The Company also announced plans to exit several other small, non-strategic businesses with approximately $50 million in annual revenues. As a result, CST/berger, along with two other small businesses, is reported in discontinued operations and prior periods have been recast for comparability.

•	On July 18, 2008, the Company completed the acquisitions of Sonitrol Corporation (“Sonitrol”), for $281 million in cash, and Xmark Corporation (“Xmark”), for $47 million in cash. Sonitrol, with annual revenue totaling approximately $110 million, provides security monitoring services, access control and fire detection systems to commercial customers in North America via two monitoring centers and a national multi-channel distribution network. Sonitrol will complement the product offering of the pre-existing security integration and monitoring businesses, including HSM acquired in early 2007. Xmark, headquartered in Canada, markets and sells radio frequency identification (“RFID”)-based systems used to identify, locate and protect people and assets. Xmark annual revenues exceed $30 million and it will enhance the Company’s personal security business. Both acquisitions are reported in the Security segment.

•	On October 1, 2008 (in the fiscal fourth quarter), the Company completed the acquisition of Générale de Protection (“GdP”) for $166 million (118 million euros) in cash. GdP, headquartered in Vitrolles, France, is a leading provider of audio and video security monitoring services, primarily for small and mid-sized businesses located in France and Belgium. GdP, with 2007 revenues totaling approximately $87 million (64 million euros) represents Stanley’s first significant expansion of its electronic security platform in continental Europe. GdP is expected to have no effect on 2008 earnings from continuing operations and have a modest accretive impact in 2009.

RESULTS OF OPERATIONS

Below is a summary of consolidated operating results for the three and nine months ending September 27, 2008, followed by an overview of performance by business segment. The terms “organic” and “core” are utilized to describe results aside from the impact of acquisitions during their initial 12 months of ownership. This ensures appropriate comparability to operating results in the prior period.

Net Sales:  Net sales from continuing operations were $1.120 billion in the third quarter of 2008 as compared to $1.106 billion in the third quarter of 2007, representing an increase of $14 million or 1%. Acquisitions, primarily Sonitrol and Xmark, contributed 3% of net sales. Foreign currency translation generated a 2% increase in sales, as most major currencies in all regions strengthened relative to the U.S. dollar compared to prior year, but weakened versus levels in the second quarter of 2008. Aside from acquisitions and currency, sales declined 4% attributable to a 7% unit volume decline which was offset partially by favorable pricing of 3%. Nearly 2% of the unit volume decline pertained to the previously disclosed loss of a major customer in the hardware business within the security segment (this impact will anniversary in the fourth quarter of 2008). Approximately half of the total unit volume decline occurred in the CDIY segment, as North America continued to be adversely impacted by the contraction in residential construction markets while demand in other regions, particularly Europe, further softened in the third quarter. The remaining unit volume decline was predominantly in the industrial segment, most significantly in the North American automotive repair business reflecting the deepening U.S. economic downturn. The European economy also weakened in the third quarter unfavorably affecting all of the Company’s industrial segment businesses. This was partially offset by growth in the U.S. engineered storage and hydraulic tool businesses.

Year-to-date net sales from continuing operations were $3.348 billion in 2008, a $108 million or 3% increase, versus $3.240 billion for the first nine months of 2007. Acquisition growth contributed 2% of the increase, attributable to Sonitrol, Xmark, and several small security segment acquisitions. Foreign currency provided a 4% increase, pricing 3%, while volume decreased 5% compared to the prior year. The businesses contributing to the first nine months sales performance are mainly the same as those discussed above pertaining to the third quarter. However in the first six months of 2008, Europe achieved healthy growth which subsided in the third quarter.

Gross Profit:  Gross profit from continuing operations was $431 million, or 38.5% of net sales, in the third quarter of 2008, as compared with $422 million of gross profit, or 38.1% of net sales, in the prior year. Acquisitions contributed $19 million to gross profit. Core gross margin represented 38.1% of sales consistent with the prior year as the favorable impacts of customer price increases and productivity were offset primarily by cost inflation and lower unit volumes. The pace of energy and commodity cost inflation, particularly steel, which accelerated dramatically this summer, stabilized to some extent later in the third quarter. As a result, the Company’s estimate of full year 2008 inflation remains at approximately $150 million, which management plans to partially mitigate through various customer pricing actions that are expected to recover nearly 90% of this impact.

On a year-to-date basis, gross profit from continuing operations was $1.279 billion, or 38.2% of net sales, in 2008, compared to $1.230 billion, or 38.0% of net sales, for the corresponding 2007 period. The increase in gross profit was attributable to acquisitions, primarily Sonitrol and Xmark. The factors affecting the year-to-date performance are the same as those discussed pertaining to the third quarter. Successful execution of productivity projects and customer pricing increases collectively more than offset nearly $100 million of year-to-date cost inflation.

SG&A expenses:  Selling, general and administrative (“SG&A”) expenses from continuing operations, inclusive of the provision for doubtful accounts, were $275 million, or 24.6% of net sales, in the third quarter of 2008, compared to $252 million, or 22.8% of net sales, in the prior year. On a year-to-date basis, SG&A was $833 million, or 24.9% of net sales, versus $770 million, or 23.8% of net sales, in 2007. Acquisitions contributed $11 million and $22 million of the SG&A increase in the quarter, and year-to-date, respectively. The remaining increase in SG&A primarily reflects foreign currency impact, inflation and strategic investments in emerging markets, offset partially by cost reduction actions.

Interest and Other-net:  Net interest expense from continuing operations in the third quarter of 2008 was $18 million compared to $20 million in 2007. The decrease is primarily due to repayment of $150 million of debt that matured in November 2007 as well as increased interest income earned on higher foreign cash balances in the current year. Year-to-date net interest expense from continuing operations was $55 million in 2008 compared to $61 million over the first nine months of 2007. The reduction pertained to the same factors discussed in relation to the third quarter. Additionally, interest expense related to commercial paper declined as a result of lower borrowing costs in the current year.

Other-net expenses from continuing operations were $29 million in the third quarter of 2008 versus $25 million in 2007. Higher intangible asset amortization from the Sonitrol and Xmark acquisitions was the primary driver of this increase. Year-to-date other-net expenses from continuing operations were $70 million in 2008, relatively consistent with $68 million in 2007.

Income Taxes:  The Company’s effective income tax rate from continuing operations was 25.0% in the third quarter of this year, compared with 26.9% in the prior year’s quarter. The year-to-date effective income tax rate from continuing operations was 25.9% in 2008 versus 26.4% in 2007. The lower effective tax rate in the current year is mainly attributable to a decrease in earnings in certain jurisdictions with higher tax rates.

Discontinued Operations:  Net earnings from discontinued operations amounted to $86 million for the third quarter of 2008, up from $3 million in 2007, primarily due to the $84 million after-tax gain realized on the sale of CST/berger. Net earnings from discontinued operations for the first nine months of 2008 totaled $93 million versus $8 million in the prior year. As discussed more fully in Note P, discontinued operations primarily reflects the operating results of the CST/berger business which was sold on July 25, 2008.

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

Security:  Security sales from continuing operations increased 7% to $395 million during the third quarter of 2008 from $371 million in the corresponding 2007 period. Acquisitions, primarily Sonitrol and Xmark, contributed 10% of the sales increase. Pricing increased nearly 3%, while unit volume declined 6% attributable primarily to the previously disclosed loss of a major customer in the hardware business.

Year-to-date net sales from continuing operations were $1.094 billion in 2008 as compared to $1.057 billion in 2007, an increase of 4%. Acquisitions accounted for 5%; currency contributed 1%; pricing increased 2%; and volume declined 5%. In addition to the factors described in the analysis of the third quarter, segment sales in the first nine months reflected growth in convergent security, which benefited from strength in national accounts in the U.S., and robust sales in both Canada and Great Britain.

Security segment profit amounted to $74 million, or 18.7% of net sales, for the third quarter of 2008 as compared with $68 million, or 18.5% of net sales, in the prior year. On a year-to-date basis, segment profit was $193 million, or 17.6% of net sales, in 2008 compared to $181 million, or 17.1% of net sales, in the prior year period. The Sonitrol acquisition was accretive to the segment profit rate. The strong segment profit was further enabled by the successful reverse integration of the legacy systems integration business into HSM. Additionally, productivity and customer pricing benefits largely offset cost inflation and the hardware volume impact.

Industrial:  Industrial sales of $298 million in the third quarter of 2008 were flat with the prior year. Foreign currency translation provided a 4% increase, and favorable pricing 2%, which were offset by a 6% unit volume decrease. The North American automotive repair business was adversely affected by distributor attrition and the deteriorating U.S. economy. European sales volumes which had been positive in the first half of the year, declined in the third quarter as Facom and other businesses reflected the contraction of the European economy. These volume declines were partially offset by strong sales growth in U.S.-based engineered storage and to a lesser extent the hydraulic tools business. The sales growth in engineered storage was driven by government spending, particularly by army and navy bases, and also strength with commercial customers.

Year-to-date net sales from continuing operations were $969 million in 2008, up 7% or $61 million as compared to 2007. The InnerSpace acquisition contributed nearly 2% of the sales increase. Foreign currency generated a 6% favorable impact, customer pricing a 2% increase while organic unit volume declined 3%. The factors resulting in the Industrial segment’s nine month performance are primarily the same as those discussed pertaining to the third quarter. However, in the first six months of 2008, Europe achieved healthy growth which subsided in the third quarter.

Industrial segment profit was $40 million, or 13.5% of net sales, for the third quarter of 2008, compared to $41 million, or 13.9% of net sales, in 2007. Industrial segment profit improved 50 basis points sequentially over the second quarter but declined 40 basis points versus the prior year. Year-to-date segment profit for the Industrial segment was $133 million, or 13.7% of net sales, for 2008, flat compared with 2007 when it represented 14.6% of net sales. Customer pricing offset inflation in the third quarter; inflation had temporarily outpaced pricing in the first half. The segment profit rate was affected by volume declines as well as unfavorable product mix in both the hydraulic tools and Mac Tools businesses, partially offset by productivity improvements.

Construction & Do-It-Yourself (“CDIY”):  CDIY sales of $427 million during the third quarter of 2008 represented a 2% decrease from $438 million in the third quarter of 2007. Unit volume declined 9%, and was partially offset by favorable pricing and foreign currency of 4% and 3% respectively. Volume was negatively impacted by the contraction in residential construction in both the Americas and Europe, as well as a decline in industrial markets served by fastening systems, reflecting increasingly weak macro-economic conditions. Fastening systems continued its planned shift toward more profitable business which resulted in additional volume pressure. Pervasive pricing actions were implemented in order to mitigate cost inflation across the entire segment.

Year-to-date net sales from continuing operations were $1.284 billion in 2008 as compared to $1.274 billion in 2007, an increase of 1%. Favorable foreign currency translation and pricing contributed 4% and 3% of the increase, respectively, while unit volume declined 6%. The most significant decrease was in North American markets due to the recessionary U.S. environment. Europe had essentially flat unit volume in the first half of 2008 but declined in the third quarter.

Segment profit was $54 million for the third quarter of 2008, compared to $72 million, representing 12.7% and 16.5% of net sales respectively. CDIY made progress on customer pricing actions and manufacturing productivity within the quarter, however cost inflation and lower sales volume pressures more than offset these benefits. On a year-to-date basis, segment profit was $167 million, or 13.0% of net sales, compared to $194 million, or 15.2% of net sales in 2007. The year-to-date performance reflects the same factors discussed relating to the third quarter in addition to spending to develop emerging markets.

Restructuring Charges and Asset Impairments

At September 27, 2008, the Company’s restructuring reserve balance was $25.4 million. This will be substantially expended during 2008, aside from approximately $7 million pertaining to the Facom acquisition for which the timing of payments depends upon the actions of certain European governmental agencies. A summary of the Company’s restructuring reserve activity from December 29, 2007 to September 27, 2008 is as follows (in millions):

		Net
	12/29/07	Additions	Usage	Currency	9/27/08

Acquisitions
Severance	$18.8	$0.8	$(6.0)	$—	$13.6
Facility Closure	1.6	1.4	(0.9)	—	2.1
Other	1.0	—	(0.4)	—	0.6
2008 Actions	—	25.0	(15.1)	(0.8)	9.1
Pre-2008 Actions	2.3	—	(2.3)	—	—

	$23.7	$27.2	$(24.7)	$(0.8)	$25.4

2008 Actions:  During the first nine months of 2008, the Company initiated cost reduction initiatives in order to maintain its cost competitiveness. Severance and related charges of $20.0 million were recorded during the first nine months relating to the reduction of approximately 700 employees. In addition to severance, $5.0 million was recorded for asset impairments primarily relating to the exit of a business. Approximately $10.9 million of the total charges pertained to the Construction and DIY segment; $6.2 million to the Industrial segment; and $7.9 million to the Security segment. Of these amounts, $15.1 million has been utilized to date, with $9.1 million of reserves remaining as of September 27, 2008.

Pre-2008 Actions:  During 2007, the Company initiated $11.8 million of cost reduction actions in various businesses. These actions were comprised of the severance of 525 employees and the exit of a leased facility. This entire amount has been utilized as of September 27, 2008.

Acquisition Related:  During the third quarter of 2008, $2.0 million of reserves were established primarily relating to the Sonitrol acquisition. Of this amount, $0.6 million was for severance of approximately 100 employees and $1.4 million relates to the planned closure of 9 facilities. During 2007, $3.0 million of reserves were established for HSM in purchase accounting. Of this amount, $1.1 million was for severance of approximately 80 employees and $1.9 million related to the closure of 13 branch facilities. As of September 27, 2008, $2.1 million has been utilized, leaving $0.9 million remaining. The Company also utilized $6.7 million of restructuring reserves during the first nine months of 2008 established for various other current year and prior year acquisitions. As of September 27, 2008, $16.3 million in accruals for restructuring remain, primarily relating to the Facom, HSM and Sonitrol acquisitions.

FINANCIAL CONDITION

Liquidity, Sources and Uses of Capital:

Operating and Investing Activities:  Cash flow from operations was $166 million in the third quarter of 2008 compared to $130 million in 2007. The increase primarily relates to strong working capital performance, partially offset by lower earnings aside from the gain on the sale of CST/berger. Year-to-date cash flow from operations was $357 million compared to $326 million in the prior year. The $31 million year-to-date increase in cash flow from operations is mainly attributable to the same factors discussed pertaining to the third quarter along with lower restructuring payments in the current year.

Capital and software expenditures were $28 million in the third quarter of 2008 versus $12 million in 2007. On a year-to-date basis capital and software expenditures were $82 million representing a $27 million increase compared to the prior year. The increase primarily pertains to software investments as the Company is in the midst of North American systems implementations, along with physical security and other facility-related investments.

Free cash flow, as defined in the following table, was $138 million in the third quarter of 2008 compared to $118 million in the corresponding 2007 period. The Company believes free cash flow is an important measure of its liquidity, as well as its ability to fund future growth and provide a dividend to shareowners. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

(Millions of Dollars)	2008	2007

Net cash provided by operating activities	$166	$130
Less: capital and software expenditures	(28)	(12)

Free cash flow	$138	$118

In the third quarter of 2008 the Company received $163 million in cash from the sale of the CST/berger business, net of taxes paid and transaction costs. Approximately $11 million in cash outflows for taxes due on the gain are expected to occur in the fourth quarter. On a year-to-date basis cash inflows from the sale of businesses were $166 million reflecting a small European divestiture in addition to CST/berger.

For the third quarter of 2008, acquisition spending totaled $336 million mainly due to cash paid for the Sonitrol and Xmark acquisitions, compared to $64 million in 2007, primarily for the InnerSpace acquisition. Acquisitions entailed a $364 million cash outflow for the first three quarters of 2008 versus $633 million in 2007, which reflected the January 2007 acquisition of the HSM security monitoring business.

Financing Activities:

There were no repurchases of common stock during the third quarter of 2008 or 2007. On a year-to-date basis, common stock repurchase activity was $102 million (for 2.2 million shares) in 2008, down slightly from $107 million (for 1.7 million shares) in 2007. The Company will continue to assess the possibility of repurchasing more of its outstanding common stock, based on a number of factors including the level of acquisition activity, the market price of the Company’s common stock and the current financial condition of the Company.

Proceeds from the issuance of common stock during the third quarter of 2008 amounted to $7 million, versus $4 million in the prior year, which reflected higher levels of stock option exercises. Proceeds from the issuance of common stock and warrants totaled $17 million for the first three quarters of 2008 and $90 million for the corresponding 2007 period. The higher amount in 2007 is attributable to stock option exercises as well as $19 million of proceeds from warrants sold in connection with the March, 2007 equity units offering to finance the HSM acquisition.

Net proceeds from short-term borrowings amounted to a cash outflow of $32 million in the third quarter of 2008, compared with a $13 million inflow in 2007. Net proceeds from short-term borrowings totaled $141 million in the first nine months of 2008 versus $146 million in 2007, with over $100 million of proceeds in each year utilized to fund share repurchases. The remaining net short-term borrowings in 2008 pertained to acquisition funding and cash outflows for the termination of the U.S. receivable securitization facility. There were nominal long-term borrowings in 2008, while the $530 million of proceeds for the year-to-date 2007 period represents the $330 million in five-year convertible notes and $200 million in three-year term notes issued to finance the HSM acquisition. The $49 million outflow in the prior year for the bond hedge premium also pertained to the financing of the HSM acquisition.

Cash dividends on common stock totaled $25 million for the third quarter of both 2008 and 2007. On a year-to-date basis the cash outflow for dividends was $74 million in 2008, down slightly from $75 million in the prior year as the higher dividend rate per share in the current period was more than offset by lower outstanding shares.

Debt to Capital Ratio

The Company’s debt to capital ratio was 47% as of September 27, 2008. Reflecting the credit protection measures that are incorporated into the terms of the $450 million Enhanced Trust Preferred Securities (“ETPS”) issued in 2005 and the equity characteristics of the $330 million in Equity Units issued in 2007, the debt to capital ratio of the Company is more fairly represented by apportioning 50% of the ETPS issuance and 50-75% of the Equity Units issuance to equity when making the ratio calculation. The resulting debt to capital ratio from these apportionments is 33-36% as of September 27, 2008. The equity content adjustments to reported debt are consistent with the treatment accorded these securities by the nationally recognized statistical ratings organizations that rate the Company’s debt securities, and accordingly the equity-content-adjusted debt to capital ratio is considered a relevant measure of its financial condition.

The following table reconciles the debt to capital ratio computed with reported debt and equity to the same measure after the equity content adjustments attributed to the ETPS and Equity Unit securities:

			Equity Units
		ETPS 50%	50 – 75%	As Adjusted
	Reported on	equity	equity	for Equity
	Balance Sheet	content	content	Content
(Millions of Dollars)	(GAAP)	adjustment	adjustment	(non-GAAP)

Debt	$1,651	(225)	(165) – (247)	$1,261 – $1,179
Equity	$1,871	225	165 – 247	$2,261 – $2,343
Capital (debt + equity)	$3,522			$3,522
Debt to capital ratio	47%			36% – 33%

As disclosed in Note Q Subsequent Events, on September 29, 2008 the Company completed an offering of $250 million aggregate principal amount of senior notes which are due in 2013. These notes bear a fixed coupon of 6.15% per annum. The Company utilized the net proceeds from the offering to reduce borrowings under its existing commercial paper program and/or other short term obligations and for other general corporate purposes.

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

Additionally, as discussed in Note E, Accounts Receivable, the Company terminated its accounts receivable securitization facility.

OTHER MATTERS

Critical Accounting Estimates:  There have been no significant changes in the Company’s critical accounting estimates during 2008. Refer to the “Other Matters” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 for a discussion of the Company’s critical accounting estimates.

New Accounting Standards:  Refer to Note B for a discussion of new accounting standards.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the Company’s exposure to market risk during the third quarter of 2008. For discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s Form 10-K for the year ended December 29, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e)), as of September 27, 2008, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer have concluded that, as of September 27, 2008, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic Securities and Exchange Commission filings. There has been no change in the Company’s internal controls that occurred during the third quarter of 2008 that have materially affected or are reasonably likely to materially affect the registrant’s internal control over financial reporting.

CAUTIONARY STATEMENT
Under the Private Securities Litigation Reform Act of 1995

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical, including, but not limited to, the statements regarding the Company’s ability to: (i) limit the full year 2008 inflation impact to $150 million and recover approximately 90% of this impact through various customer pricing actions; (ii) build a growth platform in security while expanding the branded tools platform; (iii) dispose of various legal proceedings without material adverse effect on the operations or financial condition of the Company; and (iv) limit costs associated with environmental remediation to a range of $20 million to $53 million, are forward looking statements and are based on current expectations.

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

The Company’s ability to deliver the Results is dependent upon: (i) the success of the Company’s efforts to expand its tools and security businesses; (ii) the Company’s success at new product development and introduction and at identifying and developing new markets; (iii) the success of the Company’s efforts to manage freight costs, steel and other commodity costs; (iv) the success of the Company’s efforts to sustain or increase prices in order to, among other things, offset or mitigate the impact of steel, freight, non-ferrous commodity and other commodity costs and other inflation increases; (v) the Company’s ability to reduce its costs, increase its prices, change the manufacturing location or find alternate sources for products made in China in order to (a) mitigate the impact of an increase in the VAT rate applicable to products the Company makes in China and (b) mitigate the impact of an anti-dumping tariff recently imposed on certain nails imported from China; (vi) the Company’s ability to identify and effectively execute productivity improvements and cost reductions while minimizing any associated restructuring charges; and (vii) the Company’s ability to negotiate satisfactory payment terms under which the Company buys and sells goods, services, materials and products.

The Company’s ability to deliver the Results is also dependent upon: (i) the continued success of the Company’s marketing and sales efforts; (ii) the success of recruiting programs and other efforts to maintain or expand overall Mac Tools truck count versus prior years; (iii) the ability of the Company to maintain or improve production rates in the Company’s manufacturing facilities, respond to significant changes in product demand and fulfill demand for new and existing products; (iv) the ability to continue successfully managing and defending claims and litigation; (v) the success of the Company’s efforts to mitigate any cost increases generated by, for example, continued increases in the cost of energy or significant Chinese Renminbi or other currency appreciation; and (vi) the geographic distribution of the Company’s earnings.

The Company’s ability to achieve the Results will also be affected by external factors. These external factors include: pricing pressure and other changes within competitive markets; the continued consolidation of customers particularly in consumer channels; inventory management pressures on the

Company’s customers; the impact the tightened credit markets may have on the Company’s customers and suppliers; increasing competition; changes in trade, monetary, tax and fiscal policies and laws; inflation; currency exchange fluctuations; the impact of dollar/foreign currency exchange and interest rates on the competitiveness of products and the Company’s debt program; the strength of the world economy; the extent to which North American and European markets associated with homebuilding and remodeling continue to deteriorate; and the impact of events that cause or may cause disruption in the Company’s manufacturing, distribution and sales networks such as war, terrorist activities, political unrest and recessionary or expansive trends in the economies of the world in which the Company operates, including, but not limited to, the extent and duration of current recessionary trends in the global economy.

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

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended September 27, 2008:

	(a)		Total Number	Maximum Number
	Total		Of Shares	Of Shares That
	Number Of	Average Price	Purchased As	May Yet Be
	Shares	Paid Per	Part Of A Publicly	Purchased Under
2008	Purchased	Share	Announced Program	The Program

June 29 – August 2	480	$44.89	—	—
August 3 – August 30	84	47.24	—	—
August 31 – September 27	—	—	—	—

	564	$45.24	—	—

(a)	The shares of common stock in this column were deemed surrendered to the Company by participants in various of the Company’s benefit plans to satisfy the taxes related to the vesting or delivery of a combination of restricted share units and long-term incentive shares under those plans.

ITEM 6.	EXHIBITS

(4)	Officers’ Certificate relating to 6.15% Notes due 2013 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated September 29, 2008).
(11)	Statement re computation of per share earnings (the information required to be presented in this exhibit appears in Note C to the Company’s Condensed Consolidated Financial Statements set forth in this Quarterly Report on Form 10-Q).
(31)(i)(a)	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)
(i)(b)	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)
(32)(i)	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(ii)	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE STANLEY WORKS
Date: November 3, 2008	By: /s/ James M. Loree James M. Loree Executive Vice President and Chief Financial Officer (Principal Financial Officer)