Form 10-K
period 2009-01-03
STANLEY WORKS
filed 2009-02-26
CIK 93556

The Stanley Works

10-K FILING
FISCAL 2008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2009

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

Yes     No  X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer X	Accelerated filer	Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes     No  X

As of June 27, 2008, the aggregate market values of voting common equity held by non-affiliates of the registrant was $3,524,499,508 based on the New York Stock Exchange closing price for such shares on that date. On February 18, 2009, the registrant had 78,883,885 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year are incorporated by reference in Part III of the Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS
ITEM 1A. RISK FACTORS
ITEM 1B. UNRESOLVED STAFF COMMENTS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
EX-10.V.A: AMENDMENT NO. 1 TO THE AMENDED AND RESTATED CREDIT AGREEMENT
EX-10.VIII: SUPPLEMENTAL RETIREMENT AND ACCOUNT VALUE PLAN
EX-10.IX: SUPPLEMENTAL EXECUTIVE RETIREMENT PROGRAM
EX-10.X: 1997 LONG-TERM INCENTIVE PLAN
EX-10.XI: 2001 LONG-TERM INCENTIVE PLAN
EX-10.XI.C: TERMS AND CONDITIONS
EX-10.XI.D: FORM OF AWARD LETTER
EX-10.XII: AGREEMENT AND GENERAL RELEASE
EX-10.XIV: FORM A OF AMENDED AND RESTATED CHANGE IN CONTROL SEVERANCE AGREEMENT
EX-10.XV: FORM B OF AMENDED AND RESTATED CHANGE IN CONTROL SEVERANCE AGREEMENT
EX-10.XVI: FORM B OF CHANGE IN CONTROL SEVERANCE AGREEMENT
EX-10.XVII: AMENDED AND RESTATED EMPLOYMENT AGREEMENT
EX-10.XVIII: AMENDED AND RESTATED CHANGE IN CONTROL SEVERANCE AGREEMENT
EX-10.XX: 2006 MANAGEMENT INCENTIVE COMPENSATION PLAN
EX-10.XXI: SPECIAL SEVERANCE POLICY
EX-10.XXII: SPECIAL SEVERANCE PLAN
EX-12: STATEMENT RE COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
EX-21: SUBSIDIARIES OF THE REGISTRANT
EX-23: CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AND REPORT ON SCHEDULE
EX-24: POWER OF ATTORNEY
EX-31.I.A: CERTIFICATION
EX-31.I.B: CERTIFICATION
EX-32.I: CERTIFICATION
EX-32.II: CERTIFICATION

FORM 10-K

PART I

ITEM 1.	BUSINESS

1(a) GENERAL DEVELOPMENT OF BUSINESS

(i) General. The Stanley Works (“Stanley” or the “Company”) was founded in 1843 by Frederick T. Stanley and incorporated in 1852. Stanley is a diversified worldwide supplier of tools and engineered solutions for professional, industrial and construction and do-it-yourself use, as well as engineered security solutions for industrial and commercial applications. Stanley® is a brand recognized around the world for quality and value.

Net sales from continuing operations have increased from $2.2 billion in 2002 to $4.4 billion in 2008 reflecting execution of the Company’s profitable growth and diversification strategy. The growth in net sales from continuing operations predominantly relates to acquisitions, particularly in the Industrial and Security segments. The Company sold the CST/berger business in 2008, and the entry door and home décor businesses in 2004, along with several other small divestitures over the past few years. Results have been recast for these discontinued operations. Refer to Note F, Acquisitions, and Note U, Discontinued Operations, of the Notes to the Consolidated Financial Statements in Item 8 for a discussion of acquisitions and divestitures over the past three years. At January 3, 2009, Stanley employed approximately 18,225 people worldwide. The Company’s principal executive office is located at 1000 Stanley Drive, New Britain, Connecticut 06053 and its telephone number is (860) 225-5111.

(ii) Restructuring Activities. Information regarding the Company’s restructuring activities is incorporated herein by reference to the material captioned “Restructuring Activities” in Item 7 and Note P, Restructuring and Asset Impairments, of the Notes to the Consolidated Financial Statements in Item 8.

1(b) FINANCIAL INFORMATION ABOUT SEGMENTS

Financial information regarding the Company’s business segments is incorporated herein by reference to the material captioned “Business Segment Results” in Item 7 and Note Q, Business Segments and Geographic Areas, of the Notes to the Consolidated Financial Statements in Item 8.

1(c) NARRATIVE DESCRIPTION OF BUSINESS

The Company’s operations are classified into three business segments: Security, Industrial, and Construction & Do-It-Yourself. All segments have significant international operations in developed countries, but do not have large investments that would be subject to expropriation risk in developing countries. Fluctuations in foreign currency exchange rates affect the U.S. dollar translation of international operations in each segment.

Security

The Security segment is a provider of access and security solutions primarily for retailers, educational, financial and healthcare institutions, as well as commercial, governmental and industrial customers. The Company provides an extensive suite of mechanical and electronic security products and systems, and a variety of security services. These include security integration systems, software, related installation, maintenance, monitoring services, automatic doors, door closers, exit devices, hardware (includes hinges, gate hardware, cabinet pulls, hooks, braces and shelf brackets) and locking mechanisms. Security products are sold primarily on a direct sales basis and in certain instances, through third party distributors.

Industrial

The Industrial segment manufactures and markets: professional industrial and automotive mechanics tools and storage systems; engineered healthcare storage systems; hydraulic tools and accessories; plumbing, heating and air conditioning tools; assembly tools and systems; and specialty tools. These products are sold to industrial customers and distributed primarily through third party distributors as well as through direct sales forces.

Professional mechanics tools and storage systems include wrenches, sockets, electronic diagnostic tools, tool boxes and high-density industrial storage and retrieval systems. Engineered healthcare storage systems are customized cabinetry and storage solutions used to store and track clinical supplies. Hydraulic tools and accessories include hand-held hydraulic tools and accessories used by contractors, utilities, railroads and public works as well as mounted demolition hammers and compactors designed to work on skid steer loaders, mini-excavators, backhoes and large excavators. Plumbing, heating and air conditioning tools include pipe wrenches, pliers, press fitting tools, and tubing cutters. Assembly tools and systems include electric and pneumatic assembly tools; these are high performance precision tools, controllers and systems for tightening threaded fasteners used chiefly by vehicle manufacturers. Specialty tools are used for assembling, repairing and testing electronic equipment.

Construction & DIY

The Construction & Do-It-Yourself (“CDIY”) segment manufactures and markets hand tools, consumer mechanics tools, storage systems, pneumatic tools and fasteners. These products are sold to professional end users as well as consumers, and are distributed through retailers (including home centers, mass merchants, hardware stores, and retail lumber yards). Hand tools include measuring and leveling tools, planes, hammers, demolition tools, knives and blades, screwdrivers, saws, chisels and consumer tackers. Consumer mechanics tools include wrenches and sockets. Storage systems include plastic tool boxes and storage units. Pneumatic tools and fasteners include nail guns, staplers, nails and staples that are used for construction, remodeling, furniture making, pallet manufacturing and other applications involving the attachment of wooden materials.

Competition

The Company competes on the basis of its reputation for product quality, its well-known brands, its commitment to customer service, strong customer relationships, the breadth of its product lines and its emphasis on product innovation.

The Company encounters active competition in all of its businesses from both larger and smaller companies that offer the same or similar products and services or that produce different products appropriate for the same uses. The Company has a large number of competitors; however, aside from a small number of competitors in the consumer hand tool and consumer hardware businesses who produce a range of products somewhat comparable to the Company’s, the majority of its competitors compete only with respect to one or more individual products or product lines in that segment. Certain large customers offer private label brands (“house brands”) that compete across a wider spectrum of the Company’s CDIY segment product offerings. The Company is one of the largest manufacturers of hand tools in the world. The Company is a significant manufacturer of pneumatic fastening tools and related fasteners for the construction, furniture and pallet industries as well as a leading manufacturer of hydraulic tools used for heavy construction, railroad, utilities and public works. The Company also believes that it is among the largest direct providers of access security integration and alarm monitoring services in North America.

Customers

A substantial portion of the Company’s products are sold to home centers and mass merchants in the U.S. and Europe. A consolidation of retailers both in North America and abroad has occurred over time. While this consolidation and the domestic and international expansion of these large retailers provide the Company with opportunities for growth, the increasing size and importance of individual customers creates a certain degree of exposure to potential volume loss. The loss of certain of the larger home centers or mass merchants as customers could have a material adverse effect on the Company until either such customers were replaced or the Company made the necessary adjustments to compensate for the loss of business. Despite the trend toward customer consolidation, the Company has been able to maintain a diversified customer base and has decreased customer concentration risk over the past years, as sales from continuing operations in markets outside of the home center and mass merchant distribution channels have grown at a greater rate through a combination of acquisitions and other efforts to broaden the customer base, primarily in the Security and Industrial segments. In this regard, sales to the Company’s largest customer as a percentage of total sales have decreased from 22% in 2002 to 6% in 2008.

Within the Security segment, a large portion of sales are generated in the retail sector. The Security segment also has significant sales to commercial, governmental and educational customers.

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

Backlog

Due to short order cycles and rapid inventory turnover in most of the Company’s CDIY and Industrial segment businesses, backlog is generally not considered a significant indicator of future performance. At February 2, 2009, the Company had approximately $348 million in unfilled orders. All of these orders are reasonably expected to be filled within the current fiscal year. As of February 2, 2008, unfilled orders amounted to $368 million.

Patents and Trademarks

No business segment is dependent, to any significant degree, on patents, licenses, franchises or concessions and the loss of these patents, licenses, franchises or concessions would not have a material adverse effect on any of the business segments. The Company owns numerous patents, none of which individually is material to the Company’s operations as a whole. These patents expire at various times over the next 20 years. The Company holds licenses, franchises and concessions, none of which individually or in the aggregate are material to the Company’s operations as a whole. These licenses, franchises and concessions vary in duration, but generally run from one to 40 years.

The Company has numerous trademarks that are used in its businesses worldwide. The STANLEY® and STANLEY in a notched rectangle design trademarks are material to all three business segments. These well-known trademarks enjoy a reputation for quality and value and are among the world’s most trusted brand names. The Company’s tagline, “Make Something Greattm” is the centerpiece of the brand strategy for all segments. The BEST®, HSM®, National®, Sonitrol®, GdPtm, and Xmark® trademarks are material to the Security segment. LaBounty®, MAC®, Mac Tools®, Proto®, Vidmar®, Facom®, Virax® and USAG® trademarks are material to the Industrial segment. In the CDIY segment, the Bostitch®, Powerlock®, Tape Rule Case Design (Powerlock), and FatMax® family of trademarks are material. The terms of these trademarks vary, typically, from 10 to 20 years, with most trademarks being renewable indefinitely for like terms.

Environmental Regulations

The Company is subject to various environmental laws and regulations in the U.S. and foreign countries where it has operations. Future laws and regulations are expected to be increasingly stringent and will likely increase the Company’s expenditures related to environmental matters.

The Company is a party to a number of proceedings before federal and state regulatory agencies relating to environmental remediation. Additionally, the Company, along with many other companies, has been named as a potentially responsible party (“PRP”) in a number of administrative proceedings for the remediation of various waste sites, including fifteen active Superfund sites. Current laws potentially impose joint and several liabilities upon each PRP. In assessing its potential liability at these sites, the Company has considered the following: whether responsibility is being disputed, the terms of existing agreements, experience at similar sites, and the Company’s volumetric contribution at these sites.

The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of January 3, 2009, the Company had reserves of $29 million for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable.

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

Employees

At January 3, 2009, the Company had approximately 18,225 employees, nearly 8,900 of whom were employed in the U.S. Approximately 750 U.S. employees are covered by collective bargaining agreements negotiated with 18 different local labor unions who are, in turn, affiliated with approximately 6 different international labor unions. The majority of the Company’s hourly-paid and weekly-paid employees outside the U.S. are not covered by collective bargaining agreements. The Company’s labor agreements in the U.S. expire in 2009, 2010 and 2011. There have been no significant interruptions or curtailments of the Company’s operations in recent years due to labor disputes. The Company believes that its relationship with its employees is good.

1(d) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Financial information regarding the Company’s geographic areas is incorporated herein by reference to Note Q, Business Segments and Geographic Areas, of the Notes to the Consolidated Financial Statements in Item 8.

1(e) AVAILABLE INFORMATION

The Company’s website is located at http://www.Stanleyworks.com. This URL is intended to be an inactive textual reference only. It is not intended to be an active hyperlink to our website. The information on our website is not, and is not intended to be, part of this Form 10-K and is not incorporated into this report by reference. Stanley makes its Forms 10-K, 10-Q, 8-K and amendments to each available free of charge on its website as soon as reasonably practicable after filing them with, or furnishing them to the U.S. Securities and Exchange Commission.

ITEM 1A.	RISK FACTORS

The Company’s business, operations and financial condition are subject to various risks and uncertainties. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including those risks set forth under the heading entitled “Cautionary Statements Under the Private Securities Litigation Reform Act of 1995”, and in other documents that the Company files with the U.S. Securities and Exchange Commission, before making any investment decision with respect to its securities. If any of the risks or uncertainties actually occur or develop, the Company’s business, financial condition, results of operations and future growth prospects could change. Under these circumstances, the trading prices of the Company’s securities could decline, and you could lose all or part of your investment in the Company’s securities.

If the current weakness continues in the housing and construction markets in the Americas, Europe or Asia, or general recessionary conditions worsen, it could have a material adverse effect on the Company’s business.

Approximately 37% of 2008 sales were in the Construction and Do-It-Yourself segment, and 29% in the Industrial segment. The Company experienced 10% sales unit volume declines in existing businesses, i.e. excluding acquisitions, in the fourth quarter of 2008, and 7% in the third quarter, primarily in these segments, as the recession spread worldwide. The Company’s business has been adversely affected by the decline in the U.S. and international economies, particularly with respect to housing and general construction markets. It is possible this softness will be prolonged and to the extent it persists there is likely to be an unfavorable impact on sales, earnings and cash flows. It is possible the Security segment, which thus far has not experienced significant recession-related volume declines, may become more affected if the recessionary impacts permeate other market sectors, particularly construction within the retail sector. Further deterioration of these housing and construction markets, and general economic conditions, could reduce demand for Company products and therefore have a material adverse effect on sales, earnings and cash flows. In addition, due to current economic conditions, it is possible certain customers’ credit-worthiness may erode resulting in increased write-offs of customer receivables.

The Company’s growth and repositioning strategies include acquisitions. The Company’s recent acquisitions may not further its strategies and the Company may not be able to identify suitable future acquisition candidates.

In 2002, the Company embarked on a growth strategy to shift its business portfolio toward favored growth markets through acquisitions and divestitures, and thereby reduce the risk associated with large customer concentrations. The strategy has been advanced over the last several years with the sales of the Company’s CST/berger laser measuring, residential entry door and home décor businesses, and the acquisition of a number of companies, including General de Protection (“GdP”), Xmark Corporation (“Xmark”), Sonitrol Corporation (“Sonitrol”), HSM Electronic Protection Services, Inc. (“HSM”), Facom S.A. (“Facom”), National Manufacturing Co. (“National”), Besco Pneumatic Corporation (“Besco”), Blick plc (“Blick”), Frisco Bay Industries Ltd (“Frisco Bay”), ISR Solutions, Inc. (“ISR”), Security Group, Inc. (“Security Group”) and Best Lock Corporation and its affiliates (“Best Access”).

Although the Company has extensive experience with acquisitions, there can be no assurance that recently acquired companies will be successfully integrated or that anticipated synergies will be realized. If the Company successfully integrates the acquired companies and effectively implements its repositioning strategy, there can be no assurance that its resulting business segments will enjoy continued market acceptance or profitability.

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

The Company has made a number of acquisitions in the past three years, including, but not limited to: GdP in October 2008, Sonitrol and Xmark in July 2008, InnerSpace in July 2007, HSM in January 2007, Besco in July 2006, and Facom in January 2006. The Company may make additional acquisitions in the future. Acquisitions involve a number of risks, including:

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

Failure to effectively consummate or manage future acquisitions may adversely affect the Company’s existing businesses and harm its operational results. The Company is still in the process of integrating the businesses and operations of GdP, Xmark, Sonitrol, InnerSpace and other acquisitions with its existing businesses and operations. The Company cannot ensure that such integrations will be successfully completed, or that all of the planned synergies will be realized.

The Company may incur significant additional indebtedness, or issue additional equity securities, in connection with future acquisitions which may restrict the manner in which it conducts business. The potential issuance of such securities may limit the Company’s ability to implement elements of its growth strategy and may have a dilutive effect on earnings.

As more fully described in Item 7 and Note I, Long-Term Debt and Financing Arrangements, of the Notes to the Consolidated Financial Statements in Item 8, the Company issued $450 million of Enhanced Trust Preferred Securities through its Trust subsidiary in 2005, the net proceeds of which were used to finance a portion of the acquisitions of Facom and National. In March 2007, the Company completed concurrent offerings of Floating Rate Equity Units and 5% Senior Notes due 2010, the net proceeds of which were used to finance a portion of the acquisition of HSM. In addition, the Company has a revolving credit agreement, expiring in February 2013, enabling borrowings up to $800 million. This agreement includes provisions that allow designated subsidiaries to borrow up to $250 million in Euros and Pounds Sterling, which may be available to, among other things, fund acquisitions.

The instruments and agreements governing certain of the Company’s current indebtedness contain requirements or restrictive covenants that include, among other things:

•	a limitation on creating liens on certain property of the Company and its subsidiaries;

•	maintenance of specified financial ratios. Failure to maintain such ratios could adversely affect further access to liquidity and require the Company to pay all interest coupons on certain debt securities through the issuance of common stock before making further dividend payments on its common shares outstanding;

•	a restriction on entering into certain sale-leaseback transactions; and

•	customary events of default. If an event of default occurs and is continuing, the Company might be required to repay all amounts outstanding under the respective instrument or agreement.

Future instruments and agreements governing indebtedness may impose other restrictive conditions or covenants. Such covenants could restrict the Company in the manner in which it conducts business and operations as well as in the pursuit of its growth and repositioning strategies.

The Company’s results of operations could be negatively impacted by inflationary or deflationary economic conditions that affect the cost of raw materials, freight, energy, labor and sourced finished goods.

The Company’s products are manufactured of both ferrous and non-ferrous metals, including but not limited to steel, aluminum, zinc, brass, nickel and copper, as well as resin. Additionally, the Company uses other commodity based materials for components and packaging including, but not limited to: plastics, wood, and other corrugated products. The Company’s cost base also reflects significant elements for freight, energy and labor. The Company also sources certain finished goods directly from vendors. As described in more detail in Item 7 hereto, the Company has been negatively impacted by inflation in recent years. If the Company is unable to mitigate any inflationary increases through various customer pricing actions and cost reduction initiatives, its profitability may be adversely affected. Conversely, in the event there is deflation, the Company may experience pressure from its customers to reduce prices; there can be no assurance that the Company would be able to reduce its cost base (through negotiations with suppliers or other measures) to offset any such price concessions which could adversely impact results of operations and cash flows.

Tightening of capital and credit markets could adversely affect the Company by limiting the Company’s or its customers’ ability to borrow or otherwise obtain cash.

The Company’s growth plans are dependent on, among other things, the availability of funding to support corporate initiatives and complete appropriate acquisitions and the ability to increase sales of existing product lines. While the Company has not encountered financing difficulties to date, the capital and credit markets have been experiencing extreme volatility and disruption in late 2008 and early 2009 which could make it more difficult for the Company to borrow or otherwise obtain the cash required for significant new corporate initiatives and acquisitions. In addition, there could be a number of follow-on effects from the credit crisis on the Company’s business, including insolvency of key suppliers resulting in product delays; inability of customers to obtain credit to finance purchases of the Company’s products and/or customer insolvencies; and failure of derivative counterparties and other financial institutions negatively impacting the Company’s treasury operations.

The Company is exposed to market risk from changes in foreign currency exchange rates which could negatively impact profitability.

Exposure to foreign currency risk results because the Company, through its global operations, enters into transactions and makes investments denominated in multiple currencies. The Company’s predominant exposures are in European, Canadian, British, and Asian currencies, including the Chinese Renminbi (“RMB”). In preparing its financial statements, for foreign operations with functional currencies other than the U.S. dollar, asset and liability accounts are translated at current exchange rates, and income and expenses are translated using weighted-average exchange rates. With respect to the effects on translated earnings, if the U.S. dollar strengthens relative to local currencies, the Company’s earnings could be negatively impacted. This occurred in the latter half of 2008 and is expected to persist in 2009. Although the Company utilizes risk management tools, including hedging, as it deems appropriate, to mitigate a portion of potential market fluctuations in foreign currencies, there can be no assurance that such measures will result in all market fluctuation exposure being eliminated. The Company does not make a practice of hedging its non-U.S. dollar earnings.

The Company sources many products from China and other Asian low-cost countries for resale in other regions. To the extent the RMB or other currencies appreciate with respect to the U.S. dollar, the Company may experience cost increases on such purchases. While the 7% appreciation of the RMB which occurred in both 2007 and 2008 has not generated material cost increases for products sourced from China, further significant appreciation of the RMB or other currencies in countries where the Company sources product could adversely impact profitability. The Company may not be successful at implementing customer pricing or other actions in an effort to mitigate the related cost increases and thus its profitability may be adversely impacted.

The Company’s business is subject to risks associated with sourcing and manufacturing overseas.

The Company imports large quantities of finished goods, components and raw materials. Substantially all of its import operations are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements, bilateral actions or, in some cases unilateral action. In addition, the countries in which the Company’s products and materials are manufactured or imported may from time to time impose additional quotas, duties, tariffs or other restrictions on its imports (including restrictions on manufacturing operations) or adversely modify existing restrictions. Imports are also subject to unpredictable foreign currency variation which may increase the Company’s cost of goods sold. Adverse changes in these import costs and restrictions, or the Company’s suppliers’ failure to comply with customs regulations or similar laws, could harm the Company’s business.

The Company’s operations are also subject to the effects of international trade agreements and regulations such as the North American Free Trade Agreement, and the activities and regulations of the World Trade Organization. Although these trade agreements generally have positive effects on trade liberalization, sourcing flexibility and cost of goods by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country, trade agreements can also impose requirements that adversely affect the Company’s business, such as setting quotas on products that may be imported from a particular country into key markets such as the U.S. or the European Union, or make it easier for other companies to compete, by eliminating restrictions on products from countries, where the Company’s competitors source products.

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

The Company has certain significant customers, particularly home centers and major retailers, although no one customer represents more than 10% of consolidated net sales. The loss or material reduction of business from, or the lack of success of sales initiatives for the Company’s products related to, any such significant customer could have a material adverse impact on the Company’s results of operations and cash flows.

In addition, unanticipated inventory adjustments by these customers can have a negative impact on sales. For example, severe inventory adjustments (pertaining to reducing the number of weeks supply on hand) taken by certain large North American home center customers in December 2005 negatively impacted sales by approximately $30 million versus normal levels. Significant impacts from customer inventory adjustments may re-occur in the future.

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

If the Company were required to write down all or part of its goodwill, indefinite-lived trade names, or other definite-lived intangible assets, its net income and net worth could be materially adversely affected.

As a result of acquisitions, the Company has $1.747 billion of goodwill, $300 million of indefinite-lived trade names, and $557 million of definite-lived intangible assets recorded on its Consolidated Balance Sheet at January 3, 2009. The Company is required to periodically, at least annually, determine if its goodwill or indefinite-lived trade names have become impaired, in which case it would write down the impaired portion of the intangible asset. The definite-lived intangible assets, including customer relationships, are amortized over their estimated useful lives; such assets are also evaluated for impairment when appropriate. Impairment of intangible assets may be triggered by developments outside of the Company’s control, such as worsening economic conditions, technological change, intensified competition or other matters causing a decline in expected future cash flows.

Income tax payments may ultimately differ from amounts currently recorded by the Company. Future tax law changes may materially increase the Company’s prospective income tax expense.

The Company is subject to income taxation in the U.S. as well as numerous foreign jurisdictions. Judgment is required in determining the Company’s worldwide income tax provision and accordingly there are many transactions and computations for which the final income tax determination is uncertain. The Company is routinely audited by income tax authorities in many tax jurisdictions. Although management believes the recorded tax estimates are reasonable, the ultimate outcome from any audit (or related litigation) could be materially different from amounts reflected in the Company’s income tax provisions and accruals. Future settlements of income tax audits may have a material effect on earnings between the period of initial recognition of tax estimates in the financial statements and the point of ultimate tax audit settlement. Additionally, it is possible that future income tax legislation may be enacted that could have a material impact on the Company’s worldwide income tax provision beginning with the period that such legislation becomes effective. Also, while a reduction in statutory rates would result in a favorable impact on future net earnings, it would require an initial write down of any deferred tax assets in the related jurisdiction.

The Company’s failure to continue to successfully avoid, manage, defend, litigate and accrue for claims and litigation could negatively impact its results of operations or cash flows.

As described in further detail in Items 1 and 3 and Note T, Contingencies, of the Notes to the Consolidated Financial Statements in Item 8, the Company is exposed to and becomes involved in various litigation matters arising out of the ordinary routine conduct of its business, including, from time to time, actual or threatened litigation relating to such items as commercial transactions, product liability, workers compensation, the Company’s distributors and franchisees, intellectual property claims, regulatory actions and environmental matters. There can be no assurance that the Company will be able to continue to successfully avoid, manage and defend such matters. In addition, given the inherent uncertainties in evaluating certain exposures, actual costs to be incurred in future periods may vary from the Company’s estimates for such contingent liabilities.

The Company’s brands are important assets of its businesses and violation of its trademark rights by imitators, or the failure of its licensees or vendors to comply with the Company’s product quality, manufacturing requirements, marketing standards, and other requirements could negatively impact revenues and brand reputation.

The Company’s trademarks enjoy a reputation for quality and value and are important to its success and competitive position. Unauthorized use of the Company’s trademark rights may not only erode sales of the Company’s products, but may also cause significant damage to its brand name and reputation, interfere with its ability to effectively represent the Company to its customers, contractors, suppliers, and/or licensees, and increase litigation costs. Similarly, failure by licensees or vendors to adhere to the Company’s standards of quality and other contractual requirements could result in loss of revenue, increased litigation, and/or damage to the Company’s reputation and business. There can be no assurance that the Company’s on-going effort to protect its brand and trademark rights and ensure compliance with its licensing and vendor agreements will prevent all violations.

Successful sales and marketing efforts depend on the Company’s ability to recruit and retain qualified employees.

The success of the Company’s efforts to grow its business depends on the contributions and abilities of key executives, its sales force and other personnel, including the ability of its sales force to adapt to any changes made in the sales organization and achieve adequate customer coverage. The Company must therefore continue to recruit, retain and motivate management, sales and other personnel sufficiently to maintain its current business and support its projected growth. A shortage of these key employees might jeopardize the Company’s ability to implement its growth strategy.

The Company faces active competition and if it does not compete effectively, its business may suffer.

The Company faces active competition and resulting pricing pressures. The Company’s products compete on the basis of, among other things, its reputation for product quality, its well-known brands, price, innovation and customer service capabilities. The Company competes with both larger and smaller companies that offer the same or similar products and services or that produce different products appropriate for the same uses. These companies are often located in countries such as China, Taiwan and India where labor and other production costs are substantially lower than in the U.S., Canada and Western Europe. Also, certain large customers offer house brands that compete with some of the Company’s product offerings as a lower-cost alternative. To remain profitable and defend market share, the Company must maintain a competitive cost structure, develop new products and services, respond to competitor innovations and enhance its existing products in a timely manner. The Company may not be able to compete effectively on all of these fronts and with all of its competitors, and the failure to do so could have a material adverse effect on its sales and profit margins.

The Stanley Fulfillment System (“SFS”) is a continuous operational improvement process applied to many aspects of the Company’s business such as procurement, quality in manufacturing, maximizing customer fill rates, integrating acquisitions and other key business processes. In the event the Company is not successful in effectively applying the SFS disciplines to its key business processes its ability to compete and future earnings could be adversely affected.

In addition, the Company may have to reduce prices on its products and services, or make other concessions, to stay competitive and retain market share. The Company engages in restructuring actions, sometimes entailing shifts of production to low-cost countries, as part of its efforts to maintain a competitive cost structure. If the Company does not execute restructuring actions well, its ability to meet customer demand may decline, or earnings may otherwise be adversely impacted; similarly if such efforts to reform the cost structure are delayed relative to competitors or other market factors the Company may lose market share and profits.

The performance of the Company may suffer from business disruptions associated with information technology, system implementations, or catastrophic losses affecting distribution centers and other facilities.

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

Despite efforts to prevent such situations, the Company’s systems may be affected by damage or interruption from, among other causes, power outages, computer viruses, or security breaches. Computer hardware and storage equipment that is integral to efficient operations, such as e-mail, telephone and other functionality, is concentrated in certain physical locations in the various continents in which the Company operates. Management believes it has effective disaster recovery plans and that it is unlikely there would be more than a short-lived disruption to its computer and communication systems due to these physical concentrations of equipment, or from potential occurrences of damage and interruption. However, it is reasonably possible that results could be adversely impacted if equipment outages were prolonged due to an unusually serious event. In addition, the Company is planning system conversions to SAP to provide a common platform across most of its businesses. The implementations from legacy systems to SAP will occur in carefully managed stages over a period of several years in the Americas, and ultimately thereafter in Europe and Asia. Management believes the planned system conversions are cost-beneficial and will further enhance productivity in its operations. There can be no assurances that expected expense synergies will be achieved or that there will not be delays to the expected timing. It is possible the costs to complete the system conversions may exceed current expectations, and that significant costs may be incurred that will require immediate expense recognition as opposed to capitalization. The risk of disruption to key operations is increased when complex system changes such as the SAP conversions are undertaken. If systems fail to function effectively, or become damaged, operational delays may ensue and the Company may be forced to make significant expenditures to remedy such issues. Any significant disruption in the Company’s computer operations could have a material adverse impact on its business and results of operations.

The Company’s operations are significantly dependent on infrastructure, notably certain distribution centers and security alarm monitoring facilities which are concentrated in various geographic locations. If any of these were to experience a catastrophic loss, such as a fire or flood, it could disrupt operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility. The Company maintains business interruption insurance, but it may not fully protect the company against all adverse effects that could result from significant disruptions.

If the investments in employee benefit plans do not perform as expected, the Company may have to contribute additional amounts to these plans, which would otherwise be available to cover operating and other expenses. Certain U.S. employee benefit plan expense is affected by the market value of the Company’s common stock.

As described in further detail in Note M, Employee Benefit Plans, of the Notes to the Consolidated Financial Statements in Item 8, the Company sponsors pension and other post-retirement defined benefit plans, as well as an Employee Stock Ownership Plan (“ESOP”) under which the primary U.S. defined contribution and 401(k) plans are funded. The Company’s defined benefit plan assets are currently invested in equity securities, bonds and other fixed income securities, and money market instruments. The Company’s funding policy is to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with applicable law which require, among other things, that the Company make cash contributions to under-funded pension plans. The Company expects to contribute approximately $20 million to its pension and other post-retirement defined benefit plans in 2009.

There can be no assurance that the value of the defined benefit plan assets, or the investment returns on those plan assets, will be sufficient in the future. It is therefore possible that the Company may be required to make higher cash contributions to the plans in future years which would reduce the cash available for other business purposes, and that the Company will have to recognize a significant pension liability adjustment which would decrease the net assets of the Company and result in higher expense in future years. During 2008 there was a $71 million loss on pension plan assets. The fair value of these assets at January 3, 2009 was $265 million.

Overall ESOP expense is affected by the market value of Stanley stock on the monthly dates when shares are released, among other factors. Net ESOP expense amounted to $11 million in 2008 and $2 million in both 2007 and 2006. The increase in expense was mostly attributable to the average market value of shares released which decreased from $49.28 in 2006 to $43.65 in 2008. However, the Company has discontinued the 401(k) and other defined contribution benefits in the ESOP for 2009 as part of its cost reduction initiatives and thus there will be a reduction in fiscal 2009 expense. In the event these defined contribution benefits are offered again, ESOP expense could increase in the future if the market value of the Company’s common stock declines.

The Company is exposed to credit risk on its accounts receivable.

The Company’s outstanding trade receivables are not generally covered by collateral or credit insurance. While the Company has procedures to monitor and limit exposure to credit risk on its trade and non-trade receivables, there can be no assurance such procedures will effectively limit its credit risk and avoid losses, which could have an adverse affect on the Company’s financial condition and operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of January 3, 2009, the Company and its subsidiaries owned or leased material facilities (facilities over 50,000 square feet) for manufacturing, distribution and sales offices in 17 states and 15 foreign countries. The Company believes that its material facilities are suitable and adequate for its business.

Certain properties are utilized by more than one segment and in such cases the property is reported in the segment with highest usage.

Material facilities owned by the Company and its subsidiaries follow:

Security

Farmington, Connecticut; Sterling and Rock Falls, Illinois; Indianapolis, Indiana; Nicholasville, Kentucky; Richmond, Virginia; Cobourg, Canada; Nueva Leon, Mexico; and Xiaolan, Peoples Republic of China.

Industrial

Phoenix, Arizona; Dallas, Texas; Two Harbors, Minnesota; Columbus, Georgetown, and Sabina, Ohio; Allentown, Pennsylvania; Pecky, Czech Republic; Epernay, Ezy Sur Eure, Feuquieres en Vimeu, Morangis and Villeneuve Le Roi, France; and Fano, Gemonio and Monvalle, Italy.

CDIY

Clinton and New Britain, Connecticut; Shelbyville, Indiana; East Greenwich, Rhode Island; Cheraw, South Carolina; Pittsfield, Vermont; Smiths Falls, Canada; Hellaby and Northampton, England; Arbois, Besancon Cedex, and Lassiey, France; Puebla, Mexico; Jiashan City, Langfang, and Xiaolan, Peoples Republic of China; Wroclaw, Poland; Taichung Hsien, Taiwan and Amphur Bangpakong, Thailand.

Material facilities leased by the Company and its subsidiaries follow:

Corporate Offices

New Britain, Connecticut.

Security

Noblesville, Indiana.

Industrial

Kentwood, Michigan; Highland Heights and Westerville, Ohio; Milwaukie, Oregon; Morangis, France.

CDIY

Miramar, Florida; Fishers, Indiana; Kannapolis, North Carolina; Epping, Australia; Mechelen, Belgium; Oakville, Canada; Karmiel and Migdal, Israel; Biassono and Figino Serenza, Italy and Pietermaritzburg, South Africa.

The aforementioned material facilities not being used by the Company are:

Security

Richmond, Virginia (owned).

Industrial

Ezy Sur Eure and Villeneuve Le Roi, France (owned).

CDIY

Smiths Falls, Canada (owned) and one of the two properties located in Amphur Bangpakong, Thailand (owned).

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

No matter was submitted during the fourth quarter of 2008 to a vote of security holders.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed and traded on the New York Stock Exchange, Inc. (“NYSE”) under the abbreviated ticker symbol “SWK”, and is a component of the Standard & Poor’s (“S&P”) 500 Composite Stock Price Index. The Company’s high and low quarterly stock prices on the NYSE for the years ended January 3, 2009 and December 29, 2007 follow:

	2008			2007
			Dividend			Dividend
			Per			Per
			Common			Common
	High	Low	Share	High	Low	Share

QUARTER:
First	$52.18	$43.69	$0.31	$58.99	$49.95	$0.30
Second	$51.08	$44.50	$0.31	$63.68	$54.63	$0.30
Third	$49.58	$40.56	$0.32	$64.25	$52.41	$0.31
Fourth	$43.93	$24.19	$0.32	$58.99	$47.01	$0.31

Total			$1.26			$1.22

As of February 17, 2009 there were 12,622 holders of record of the Company’s common stock.

Information required by Item 201(d) of Regulation S-K concerning securities authorized for issuance under equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K.

The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the three months ended January 3, 2009:

Total
Number
			Of Shares	Maximum
			Purchased As	Number
	(a)		Part Of A	Of Shares That
	Total	Average	Publicly	May
	Number	Price	Announced	Yet Be Purchased
	Of Shares	Paid	Plan	Under The
2008	Purchased	Per Share	or Program	Program

September 28 – November 1	506	$32.80	—	—
November 2 – November 29	—	—	—	—
November 30 – January 3	28,117	$32.71	—	—

	28,623	$32.71	—	—

During the first quarter of 2008, the Company repurchased $100.1 million (2.2 million shares) of its common stock associated with the prior authorization of the repurchase of 10.0 million shares on December 12, 2007. As of January 3, 2009, 7.8 million shares of common stock remain authorized for repurchase. The Company may continue to repurchase shares in the open market or through privately negotiated transactions from time to time pursuant to this prior authorization to the extent management deems warranted based on a number of factors, including the level of acquisition activity, the market price of the Company’s common stock and the current financial condition of the Company.

(a)	The shares of common stock in this column were deemed surrendered to the Company by participants in various of the Company’s benefit plans to satisfy the participants’ taxes related to the vesting or delivery of time vesting restricted share units under those plans.

ITEM 6.	SELECTED FINANCIAL DATA

The Company made significant acquisitions during the five-year period presented below that affect comparability of results. Refer to Note F, Acquisitions, of the Notes to Consolidated Financial Statements in Item 8 for further information. Additionally, as detailed in Note U, Discontinued Operations, and prior year 10-K filings, results in all years have been recast to remove the effects of certain discontinued operations for comparability (in millions, except per share amounts):

	2008	2007	2006	2005	2004

Continuing Operations:
Net sales	$4,426	$4,360	$3,897	$3,183	$2,930
Net earnings	$225	$325	$279	$262	$229
Basic earnings per share:
Continuing operations	$2.86	$3.95	$3.40	$3.15	$2.79
Discontinued operations	$1.11	$0.14	$0.13	$0.09	$1.68

Total basic earnings per share	$3.97	$4.09	$3.54	$3.23	$4.47
Diluted earnings per share:
Continuing operations	$2.82	$3.87	$3.33	$3.07	$2.72
Discontinued operations	$1.10	$0.13	$0.13	$0.08	$1.64

Total diluted earnings per share	$3.92	$4.00	$3.46	$3.16	$4.36
Percent of net sales:
Cost of sales	62.2%	62.1%	63.7%	64.1%	63.3%
Selling, general and administrative*	25.0%	23.8%	23.9%	22.5%	23.2%
Interest, net	1.6%	1.8%	1.7%	1.1%	1.2%
Other, net	2.4%	2.0%	1.4%	1.4%	1.5%
Earnings before income taxes	6.8%	10.0%	8.9%	10.8%	10.6%
Net earnings	5.1%	7.5%	7.2%	8.2%	7.8%
Balance sheet data:
Total assets**	$4,879	$4,763	$3,935	$3,545	$2,851
Long-term debt	$1,419	$1,212	$679	$895	$482
Shareowners’ equity***	$1,688	$1,729	$1,552	$1,445	$1,237
Ratios:
Current ratio	1.3	1.4	1.4	2.2	1.7
Total debt to total capital	49.4%	46.5%	39.2%	42.4%	32.1%
Income tax rate — continuing operations	25.2%	25.1%	19.8%	23.4%	26.5%
Return on average equity — continuing operations	13.2%	19.8%	18.6%	19.6%	21.6%
Common stock data:
Dividends per share	$1.26	$1.22	$1.18	$1.14	$1.08
Equity per share at year-end	$21.40	$21.50	$18.96	$17.24	$15.01
Market price per share — high	$52.18	$64.25	$54.59	$51.75	$49.33
Market price per share — low	$24.19	$47.01	$41.60	$41.51	$36.42
Average shares outstanding (in 000’s):
Basic	78,897	82,313	81,866	83,347	82,058
Diluted	79,874	84,046	83,704	85,406	84,244
Other information:
Average number of employees	17,862	17,344	16,699	13,605	12,817
Shareowners of record at end of year	12,593	12,482	12,755	13,137	13,238

*	SG&A is inclusive of the Provision for Doubtful Accounts

**	Item includes discontinued operations in all years.

***	Shareowners’ equity was reduced by $14 million in fiscal 2007 for the adoption of FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109”. Shareowners’ equity as of December 30, 2006 decreased $61 million from the adoption of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans-an amendment of FASB Statements NO. 87, 88, 106 an 132(R)”.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial and business analysis below provides information which the Company believes is relevant to an assessment and understanding of its consolidated financial position, results of operations and cash flows. This financial and business analysis should be read in conjunction with the consolidated financial statements and related notes.

The following discussion and certain other sections of this Annual Report on Form 10-K contain statements reflecting the Company’s views about its future performance that constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates and management’s beliefs and assumptions. Any statements contained herein (including without limitation statements to the effect that The Stanley Works or its management “believes”, “expects”, “anticipates”, “plans” and similar expressions) that are not statements of historical fact should be considered forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth, or incorporated by reference, below under the heading “Cautionary Statements”. The Company does not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

BUSINESS OVERVIEW

The Company is a diversified worldwide supplier of tools and engineered solutions for professional, industrial, construction, and do-it-yourself (“DIY”) use, as well as engineered and security solutions for industrial and commercial applications. Its operations are classified into three business segments: Security, Industrial and Construction & DIY (“CDIY”). The Security segment is a provider of access and security solutions primarily for retailers, educational, financial and healthcare institutions, as well as commercial, governmental and industrial customers. The Company provides an extensive suite of mechanical and electronic security products and systems, and a variety of security services. These include security integration systems, software, related installation, maintenance, monitoring services, automatic doors, door closers, exit devices, hardware and locking mechanisms. Security products are sold primarily on a direct sales basis and in certain instances, through third party distributors. The Industrial segment manufactures and markets: professional industrial and automotive mechanics tools and storage systems; engineered healthcare storage systems; assembly tools and systems; plumbing, heating and air conditioning tools; hydraulic tools and accessories; and specialty tools. These products are sold to industrial customers and distributed primarily through third party distributors as well as direct sales forces. The CDIY segment manufactures and markets hand tools, consumer mechanics tools storage systems, pneumatic tools and fastener products which are principally utilized in construction and do-it-yourself projects. These products are sold primarily to professional end users as well as consumers, and are distributed through retailers (including home centers, mass merchants, hardware stores, and retail lumber yards).

For several years, the Company has pursued a diversification strategy to enable profitable growth. The strategy involves industry, geographic and customer diversification, as exemplified by the expansion of security solution product offerings, the growing proportion of sales outside the U.S., and the deliberate reduction of the Company’s dependence on sales to U.S. home centers and mass merchants. Sales outside the U.S. represented 43% of the total in 2008, up from 29% in 2002. Sales to U.S. home centers and mass merchants have declined from a high point of approximately 40% in 2002 to approximately 13% in 2008. Execution of this strategy has entailed approximately $2.8 billion of acquisitions since the beginning of 2002, several divestitures, and increased brand investments. Additionally, the strategy reflects management’s vision to build a growth platform in security while expanding the valuable branded tools and storage platform. Over the past several years, the Company has generated strong free cash flow and received substantial proceeds from divestitures that enabled a transformation of the business portfolio.

Free cash flow, as defined in the following table, was $422 million in 2008, $457 million in 2007, and $359 million in 2006, considerably exceeding net earnings. Management considers free cash flow an important indicator of its liquidity, as well as its ability to fund future growth and provide a dividend to shareowners. In 2008, free cash flow also excludes the income taxes paid on the CST/berger divestiture due to the fact the taxes are non-recurring and the directly related gross cash proceeds are classified in investing cash flows. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

(Millions of Dollars)	2008	2007	2006

Net cash provided by operating activities	$517	$544	$439
Less: capital expenditures	(95)	(66)	(60)
Less: capitalized software	(46)	(21)	(20)
Add: taxes paid on CST/berger divestiture included in operating cash flow	46	-	-

Free cash flow	$422	$457	$359

The Company strives to reinvest its free cash flow in high return businesses in order to generate strong return on assets and improve working capital efficiency.

Significant areas of tactical emphasis related to execution of the Company’s diversification strategy, as well as events impacting the Company’s financial performance in 2008 and 2007, are discussed below.

CONTINUED GROWTH OF SECURITY BUSINESS

During 2008, the Company further advanced its strategy of becoming a global market leader in the commercial security industry. Annual revenues of the Security segment have grown to $1.497 billion, or 34% of 2008 sales, up from $216 million, or 10% of 2001 sales. Key events pertaining to the growth of this segment in the past year include the following:

•	On July 18, 2008, the Company completed the acquisitions of Sonitrol Corporation (“Sonitrol”), for $282 million in cash, and Xmark Corporation (“Xmark”), for $47 million in cash. Sonitrol, with annual revenue totaling approximately $110 million, provides security monitoring services, access control and fire detection systems to commercial customers in North America. Sonitrol will complement the product offering of the pre-existing security integration and monitoring businesses, including HSM acquired in early 2007. Xmark, headquartered in Canada, markets and sells radio frequency identification (“RFID”)-based systems used to identify, locate and protect people and assets. Xmark, with annual revenues exceeding $30 million, will enhance the Company’s personal security business.

•	On October 1, 2008, the Company completed the acquisition of Générale de Protection (“GdP”) for $169 million in cash. GdP, headquartered in Vitrolles, France, is a leading provider of audio and video security monitoring services, primarily for small and mid-sized businesses located in France and Belgium. GdP, with 2007 revenues totaling approximately $87 million represents Stanley’s first significant expansion of its electronic security platform in continental Europe.

Several other smaller acquisitions were completed for a total purchase price of $49 million including access technologies distributors, a mechanical lock business, and security monitoring businesses. The acquisitions complement the existing Security segment product offerings, increase its scale and strengthen the value proposition offered to customers as industry dynamics favor multi-solution providers that offer “one-stop shopping”. The Company continues to focus on integrating the acquired businesses as it expands the suite of security product and service offerings. The Sonitrol integration into HSM is well underway with the business sharing the same information technology platform while duplicative field offices are being eliminated. The reverse integration of the Company’s pre-existing systems integration business into HSM progressed further in 2008 contributing to a 80 basis point expansion in the segment profit rate to 17.9%.

Drive Further Profitable Growth in Branded Tools and Storage

While diversifying the business portfolio through expansion into Security is important, management recognizes that the branded construction & do-it-yourself products and industrial businesses are the foundations on which the Company was established and provide strong growth and cash flow generation prospects. Management is committed to growing these businesses through innovative product development, brand support, an increased weighting in emerging markets, and relentless focus on global cost competitiveness to foster vitality over the long term. Acquisition-related growth will also be pursued where appropriate. Two events in branded tools and storage are noteworthy:

•	In October 2008, the Company acquired Scan Modul, headquartered in Hillerod, Denmark, for $20 million cash. Scan Modul provides engineered healthcare storage equipment and services throughout Europe. The acquisition expands the Company’s healthcare storage technology offering provided by its existing Innerspace business acquired in July 2007.

•	In July 2008, the Company completed the sale of the CST/berger laser leveling and measuring business for $197 million in cash, net of transaction costs. The transaction generated a net book gain of $84 million, and $150 million in net after-tax cash proceeds. CST/berger had 2007 revenues of $80 million. As a result, CST/berger, along with three unrelated small businesses, is reported in discontinued operations and prior periods have been recast for comparability.

Continue to Invest in the Stanley Brand

Stanley has an excellent portfolio of brands including Stanley®, Facom®, Mac®, Proto®, Vidmar®, Bostitch® and Fatmax®. The Stanley® brand is recognized as one of the world’s great brands and is one of the Company’s most valuable assets. Brand support was increased over the past several years, including television advertising campaigns associated with new product roll-outs, continued NASCAR racing sponsorships as well as print and outdoor advertising that generate approximately one billion brand impressions annually. These advertising and marketing campaigns yielded strong results as evidenced by a 40% increase in Stanley hand tool brand awareness since 2003.

Institutionalize the Stanley Fulfillment System

The Company continued to practice the operating disciplines encompassed by the Stanley Fulfillment System (“SFS”), which is a transformation of processes, systems, and structure that enables improvements in operations and creates customer value. The Company employs lean, value stream mapping, and other continuous improvement techniques to streamline operations and drive improvements throughout the supply chain. The foundation of SFS centers on lean, common platforms, sales and operations planning (“S&OP”), and complexity reduction. Benefits of SFS include reductions in lead times, costs and working capital, service level improvement, and focus on employee safety. The Company applies SFS to many aspects of its business including maximizing customer fill rates through S&OP, and acquisition integration. SFS entails lean manufacturing disciplines and maximizing common platforms to drive operational excellence and asset efficiency. The SFS program helped to mitigate the substantial impact of material and energy price inflation that was experienced in recent years. It was instrumental in the reduction of working capital during 2008 and the 11% improvement in working capital turns to 5.9 in 2008. In 2009 and beyond, the Company plans to further leverage SFS to achieve higher working capital turns, decreased cycle times, reduced complexity in operations and increased customer service levels. The Company is also migrating toward common systems platforms to reduce costs and provide scalability to support its long-term acquisition growth strategy.

Aside from the strategic commentary above, other matters having a significant impact on the Company’s results were inflation, currency exchange rate fluctuations and share repurchases. Additionally, the U.S. recessionary environment and slowing global demand in the second half of 2008 necessitated significant cost reduction actions which will reduce the Company’s cost structure in 2009.

The Company has been negatively impacted by inflation, primarily commodity and freight, which has increased costs by an estimated $252 million over the past three years. During this period, more than two-thirds of the cost increase was recovered through customer pricing actions, and the remainder was mostly offset through various cost reduction initiatives. Inflationary trends have largely abated and are expected to be considerably less of a headwind in 2009. Inflation is estimated at $30 million for the first half of 2009. Due to the lagging nature of customer price increases, the Company expects a favorable carryover effect from previous customer pricing actions of approximately $30 - 50 million in 2009.

In recent years, the strengthening of foreign currencies had a favorable impact on the translation of foreign currency-denominated operating results into U.S. dollars. The favorable impact of foreign currency translation, including acquired companies, contributed an estimated $.09, $.18 and $.04 of diluted earnings per share from continuing operations in 2008, 2007 and 2006, respectively. Fluctuations in foreign currency exchange rates relative to the U.S. dollar may have a significant impact, either positive or negative, on future earnings. Although the overall translation impact in 2008 was positive, the U.S. dollar strengthened in the second half of 2008 causing unfavorable effects that are expected to persist in 2009. Refer to the Market Risk section of this MD&A for further discussion.

During 2008 and 2007, the Company executed share repurchases of 2.2 million and 3.6 million outstanding shares of its common stock, respectively, for $100 million in 2008 and $200 million in 2007. The share repurchase benefit was partially offset by the issuance of 3.1 million shares of common stock under various employee plans over the two year period, and also by higher interest expense associated with short-term borrowings made to finance the share repurchases.

In response to the continued decline in the U.S. housing market combined with deteriorating global demand in the second half of 2008, the Company took actions to reduce its cost structure and recognized $86 million in pre-tax restructuring and asset impairment charges, or $0.80 per diluted share. The pre-tax earnings benefit from the cost actions implemented both at mid-year 2008 and in conjunction with the restructuring announced on December 11, 2008 is expected to total approximately $195 million, or $1.75 per diluted share in 2009, with an additional $.24 per share benefit in 2010. The Company likely will incur 2009 restructuring and related charges of approximately $40 - $50 million pre-tax for certain productivity initiatives and the continued rationalization of its manufacturing footprint, inclusive of approximately $10 million in carryover charges pertaining to the actions announced in December 2008.

RESULTS OF OPERATIONS

Below is a summary of the Company’s operating results at the consolidated level, followed by an overview of business segment performance. The terms “organic” and “core” are utilized to describe results aside from the impact of acquisitions during their initial 12 months of ownership. This ensures appropriate comparability to operating results of prior periods.

Net Sales:  Net sales from continuing operations were $4.426 billion in 2008, as compared to $4.360 billion in 2007, a 2% increase. As a result of significant commodity inflation, the Company increased pricing on its products and services which provided a 3% sales benefit in 2008. Sales growth related to acquisitions, principally from Sonitrol, GdP and other small Security segment acquisitions, contributed nearly 4% in higher sales. Organic unit volume decreased 6%, while favorable foreign currency translation in all regions increased sales 1% versus the prior year. The organic unit volume decline reflects deteriorating economic conditions which spread from the U.S. to other regions in the second half of 2008. Sequentially, organic unit volume was down 4% for the first half of 2008, associated with the contraction in the U.S. residential construction market, and declined 7% and 10% in the third and fourth quarters, respectively. The CDIY segment unit volume was most affected by the economic downturn. In the Industrial segment, the U.S. based automotive-related businesses suffered sharp declines which were partially offset by strength in industrial storage. Aside from the hardware business, which had lower sales pertaining to the loss of a major customer in 2007, the Security segment had positive organic sales volume for the year reflecting solid demand in its diversified end markets.

Net sales from continuing operations were $4.360 billion in 2007, as compared to $3.897 billion in 2006, a 12% increase. Acquisitions contributed 7%, or $263 million, of the sales increase. Organic volume and pricing both increased 1%, while favorable foreign currency translation in all regions increased sales 3% versus the prior year. Strong performance in the Industrial segment, particularly by the hydraulic and mechanics tools businesses, was supplemented by more modest gains in the CDIY and Security segments. CDIY achieved robust growth internationally that was partially offset by weakness in the U.S. associated with housing market declines. In the Security segment, solid gains by the automatic door and mechanical lock businesses, as well as overall pricing actions, more than compensated for lower sales in the legacy electronic security integration business as it shed unprofitable equipment installations.

Gross Profit:  The Company reported gross profit from continuing operations of $1.671 billion, or 38% of net sales, in 2008, compared to $1.653 billion, or 38% of net sales, in 2007. The acquired businesses increased gross profit by $77 million and were modestly accretive to the gross margin rate. Core gross profit for 2008 was $1.594 billion, or 37% of net sales, down $59 million, or 60 basis points, from the prior year. The security segment achieved gross profit expansion associated with the higher monitoring services sales mix emanating from the reverse integration of the legacy security integration business into HSM. However this was more than offset by gross profit declines in the CDIY and Industrial segments reflecting sales volume pressures. Aggregate pricing and productivity actions in 2008 largely offset $140 million of material, energy and wage cost inflation. As previously mentioned, the Company expects such inflation will increase first half 2009 costs by $30 million, which management plans to mitigate through the carryover effect from previous customer pricing actions, while it appears likely that inflationary effects may subside in the second half of 2009.

The Company reported gross profit from continuing operations of $1.653 billion, or 38% of net sales, in 2007, compared to $1.413 billion, or 36% of net sales, in 2006. The acquired businesses increased gross profit by $136 million. Core gross profit for 2007 was $1.517 billion, or 37% of net sales, up $104 million from the prior year. The core gross margin rate expanded on strong performances from certain Industrial segment businesses, primarily Facom and mechanics tools, as well as the absence of $22 million of inventory step-up amortization from the initial turnover of acquired inventory in 2006. This was partially offset by a decline in the CDIY segment gross margin rate mainly from un-recovered cost inflation. In addition, the legacy security integration business had lower margins on certain equipment installations. Price and productivity actions in 2007 more than offset $67 million of material, energy and wage cost inflation.

SG&A Expense:  Selling, general and administrative expenses, inclusive of the provision for doubtful accounts, were $1.108 billion, or 25% of net sales, in 2008 as compared with $1.038 billion, or 24% of net sales in 2007. Acquired companies contributed $46 million of the increase. The remaining $24 million increase is largely attributable to foreign exchange impact, higher bad debt expense, and strategic investments including those to foster growth in emerging markets, partially offset by benefits from the cost reduction initiatives previously mentioned.

Selling, general and administrative expenses were $1.038 billion, or 24% of net sales, in 2007 consistent with the 24% of sales represented by $932 million of expense in 2006. Acquired companies contributed $70 million of the increase, and the remaining $36 million increase is largely attributable to foreign currency translation.

Interest and Other-net:  Net interest expense from continuing operations in 2008 was $73 million, compared to $80 million in 2007. The decrease is primarily due to lower applicable interest rates on commercial paper borrowings in 2008. The remainder of the decrease predominantly relates to repayment of $150 million of debt that matured in November 2007, partially offset by interest expense on $250 million of term debt issued in September 2008.

Net interest expense from continuing operations in 2007 was $80 million, compared to $65 million in 2006. The higher interest expense stems from borrowings necessary to fund the January 2007 acquisition of HSM. Refer to the Financial Condition section for additional discussion of the HSM acquisition financing.

Other-net from continuing operations totaled $104 million of expense in 2008 compared to $87 million of expense in 2007. The increase mainly relates to higher intangible asset amortization expense due to recent acquisitions, as well as currency losses, partially offset by a $9 million gain on extinguishment of debt.

Other-net from continuing operations totaled $87 million of expense in 2007 compared to $54 million of expense in 2006. The increase pertained primarily to higher intangible asset amortization expense due to recent acquisitions.

Income Taxes:  The Company’s effective income tax rate from continuing operations was 25% in both 2008 and 2007, compared to 20% for 2006. The lower effective tax rate in 2006 primarily relates to benefits realized upon resolution of tax audits that did not re-occur. The effective income tax rate may vary in future periods based on the distribution of foreign earnings or changes in tax law in the jurisdictions where the Company operates, among other factors.

Discontinued Operations:  The $88 million of net earnings from discontinued operations in 2008 is attributable to the $84 million net gain from the sale of the CST/berger business along with three other small businesses divested in 2008, and also reflects the operating results of these businesses through the dates of disposition. The $11 million of net earnings from discontinued operations reported in both 2007 and 2006 reflects the operating results of CST/berger and the aforementioned other minor businesses.

Business Segment Results

The Company’s reportable segments are aggregations of businesses that have similar products, services and end markets, among other factors. The Company utilizes segment profit (which is defined as net sales minus cost of sales, and SG&A aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, interest income, interest expense, other-net (inclusive of intangible asset amortization expense), restructuring and asset impairments, and income tax expense. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and the expense pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Refer to Note P, Restructuring and Asset Impairments, and Note G, Goodwill and Other Intangible Assets, of the Notes to the Consolidated Financial Statements for the amount of restructuring charges and asset impairments, and intangibles amortization expense, respectively, attributable to each segment. As discussed previously, the Company’s operations are classified into three business segments: Security, Industrial, and Construction and Do-It-Yourself (“CDIY”).

Security:

(Millions of Dollars)	2008	2007	2006

Net sales from continuing operations	$1,497	$1,400	$1,127
Segment profit from continuing operations	$269	$240	$169
% of Net sales	17.9%	17.1%	15.0%

Security segment sales increased 7% in 2008 primarily driven by acquisitions, notably Sonitrol and GdP, which contributed 9%. Customer price increases amounted to 3%, while foreign currency and organic volume declined 1% and 4%, respectively. The hardware business posted significant volume declines associated with the loss of a major customer in late 2007. Aside from hardware, the security segment had an increase in organic volume reflecting solid demand from its well-diversified customer base and associated recurring monthly revenues from service contracts for security monitoring and system maintenance. The access technologies and mechanical lock businesses delivered organic sales growth pertaining to modest volume increases and disciplined recovery of inflation through customer pricing actions. The reverse integration of the U.S.-based legacy security integration business as well as the integration of the July 2008 Sonitrol acquisition into HSM provided cost synergies and fostered a 80 basis point expansion of the segment profit rate. The segment profit improvement was also attributable to strong execution of productivity projects, partially offset by the impact of the previously discussed hardware business sales volume decline.

Security segment sales increased 24% in 2007. HSM and other acquisitions contributed 21%, while price grew 3%, currency 2% and organic volume declined 2%. Organic sales gains in automatic doors and mechanical locks were achieved on the strength of national and strategic account growth, while the hardware business demonstrated resilience in recovering from the loss of a key customer. Effective pricing actions to recover inflation in raw material costs also contributed to sales growth in the segment. Shrinkage in the legacy U.S. security integration (“USSI”) business’ sales and segment profit was a necessary by-product of a business model change entailing a shift away from low profitability equipment installation to an emphasis on higher margin, recurring service revenues. The reverse integration of USSI into HSM, with its superior bidding and project management disciplines, progressed well. The broader security segment product line enabled the Company to compete more effectively in the architectural bidding process to attain gains in commercial construction markets. The 2007 segment profit rate showed a strong expansion of 210 basis points over 2006. This improvement was attributable to HSM, the non-recurring inventory step-up amortization for the National hardware acquisition recorded in 2006, the benefits of a partial shift in hardware production to Asia, and overall pricing and productivity in excess of inflation. These positive factors were partially offset by the previously discussed decline in the legacy security integration businesses.

Industrial:

(Millions of Dollars)	2008	2007	2006

Net sales from continuing operations	$1,274	$1,246	$1,129
Segment profit from continuing operations	$164	$183	$123
% of Net sales	12.9%	14.7%	10.9%

Industrial segment net sales increased 2% in 2008 versus 2007, attributable to the Innerspace and Scan Modul healthcare storage acquisitions. Foreign currency translation provided a 3% benefit, and favorable pricing 2%, which were offset by a 5% unit volume decline. The North American automotive repair business was adversely affected by distributor attrition and the deteriorating U.S. economy. European sales volumes, which had been positive in the first half of the year, declined in the second half as Facom and other businesses reflected the contraction of the European economy. These volume declines were partially offset by strong sales growth in U.S.-based engineered storage and to a lesser extent the hydraulic tools business. The sales growth in engineered storage was driven by government spending, particularly by army and navy bases, and also strength with commercial customers. The sales volume declines created substantial headwinds from unfavorable manufacturing plant absorption causing a decrease in the segment profit. Strong focus on customer pricing and productivity initiatives more than offset the effects of inflation. Additionally, the benefits of cost reduction actions partially mitigated the unfavorable impact of sales volume declines on segment profit.

Industrial segment net sales increased 10% in 2007 from 2006, comprised of a 4% volume increase, a 4% favorable foreign currency impact, 1% favorable pricing, and 1% from the Innerspace acquisition. Hydraulic tools and mechanics tools achieved robust sales increases, along with strong performance from the Facom and engineered storage businesses. The hydraulic tools sales increase was attributable to sustained high demand for recent shear product offerings, strong international sales, and favorable steel scrap markets. Industrial mechanics tools benefited from strong demand in the U.S. oil and gas industry. The higher Facom sales pertained to new product introductions and improved European economic conditions. Intensified marketing efforts, including an expanded sales force, contributed to the U.S.-based engineered storage business growth. Segment profit as a percentage of net sales improved 380 basis points. Excluding the effect of the one-time inventory step-up charge from the initial turn of Facom acquired inventory in 2006, segment profit increased 270 basis points. Customer price increases effectively offset the impact of cost inflation, while productivity initiatives further contributed to the segment profit rate expansion. Additionally, Facom’s contribution to the higher segment profit rate reflected favorable currency translation and the benefits of acquisition integration actions.

CDIY:

(Millions of Dollars)	2008	2007	2006

Net sales from continuing operations	$1,656	$1,715	$1,641
Segment profit from continuing operations	$191	$254	$252
% of Net sales	11.5%	14.8%	15.4%

CDIY net sales from continuing operations decreased 3% in 2008 from 2007. Customer pricing increases, in response to rising commodity costs in the first three quarters of 2008, contributed 3% to sales. Foreign currency translation increased sales by 2%, while organic volume declined 8%. Volume was negatively impacted by the contraction in residential construction in both the Americas and Europe, reductions in consumer spending, as well as a decline in industrial markets served by fastening systems, reflecting increasingly weak macro-economic conditions. Fastening systems continued its planned shift toward more profitable business which resulted in additional volume pressure. The sales volume decline also partially pertained to the shut-down of the unprofitable consumer metal storage business. Europe had essentially flat unit volume in the first half of 2008 but declined significantly in the second half. Despite declines in unit volume, CDIY retained focus on inventory levels and contributed a substantial part of the Company’s total working capital improvement. Progress was made on executing customer pricing actions but these benefits were significantly outpaced by cost inflation contributing to the profit rate erosion. The profit rate was also dramatically affected by lower sales volumes, and to a lesser extent strategic investments that will help generate future emerging markets growth. Productivity projects and cost reduction actions partially mitigated these unfavorable impacts.

CDIY net sales from continuing operations increased 5% in 2007 from 2006. Foreign currency translation contributed 3% to the higher sales, pricing 1%, acquisitions 1%, and organic volume remained flat. The U.S. was adversely impacted by the housing market contraction as repair and remodel activity declined along with new construction. Sales were very strong in Canada, Europe, Australia, and Asia, in particular for the consumer tools and storage business. This positive international performance was bolstered by new product introductions including the FatMax® XL™ line, as well as favorable economic conditions outside the U.S. Fastening systems also experienced an overall decline in sales due to the U.S. housing down-turn, although its industrial channel and office product sales remained stable. During 2007, the Company took actions to improve the fastening systems cost structure including a Mexican plant closure, and the first wave of a pneumatic tool production shift to Asia, enabled by the 2006 Besco acquisition. As a result, fastening systems improved its margin rate slightly, despite the lower sales volume. The Company completed the migration of a second wave of fastening systems tool production to Asia during 2008, which further aided in reducing the cost structure. The segment profit rate decline of 60 basis points in 2007 was mainly attributable to un-recovered cost inflation, a product mix shift to lower margin tools along with a channel mix shift in the U.S., and unfavorable absorption on inventory reductions. These factors were partially offset by the favorable impact of foreign currency translation and the previously mentioned improvement in the fastening systems business.

RESTRUCTURING ACTIVITIES

At January 3, 2009, the restructuring reserve balance was $67.9 million. A summary of the restructuring reserve activity and related charges from December 29, 2007 to January 3, 2009 is as follows:

		Acquisition	Net
(Millions of Dollars)	12/29/07	Accrual	Additions	Usage	Currency	1/3/09

Acquisitions
Severance and related costs	$18.8	$5.3	$—	$(12.8)	$(0.5)	$10.8
Facility closure	1.6	1.1	—	(0.9)	—	1.8
Other	1.0	—	—	(1.0)	—	—

Subtotal acquisitions	21.4	6.4	—	(14.7)	(0.5)	12.6

2008 Actions
Severance and related costs	—	—	70.0	(15.5)	(0.4)	54.1
Asset impairments	—	—	13.6	(13.6)	—	—
Facility closure	—	—	0.7	(0.7)	—	—
Other	—	—	1.2	—	—	1.2

Subtotal 2008 actions	—	—	85.5	(29.8)	(0.4)	55.3

Pre-2008 Actions	2.3	—	—	(2.3)	—	—

Total	$23.7	$6.4	$85.5	$(46.8)	$(0.9)	$67.9

2008 Actions:  During 2008, the Company initiated cost reduction initiatives in order to maintain its cost competitiveness. A large portion of these actions were initiated in the fourth quarter as the Company responded to deteriorating business conditions resulting from the recessionary U.S. economic weakness and slowing global demand, primarily in its CDIY and Industrial segments. Severance charges of $70.0 million have been recorded relating to the reduction of approximately 2,700 employees. In addition to severance, $13.6 million in charges were recognized pertaining to asset impairments for production assets and real estate, and $0.7 million for facility closure costs. The $1.2 million in other charges stemmed from the termination of service contracts. Of the amount recorded in 2008, $29.8 million has been utilized to date, for a remaining reserve as of January 3, 2009 of $55.3 million. The Company will utilize a majority of these reserves in 2009, and estimates approximately 30% will be expended in 2010 primarily pertaining to the timing of approvals from European governmental agencies.

Pre-2008 Actions:  During 2007, the Company initiated $11.8 million of cost reduction actions in various businesses. These actions were comprised of severance for 525 employees and the exit of a leased facility. The remaining reserves were fully utilized in 2008.

Acquisition Related:  During 2008, $6.4 million of reserves were established related to the Company’s current year acquisitions. Of this amount $5.3 million was for severance and related costs for approximately 200 employees and $1.1 million related to the closure of nine branch facilities. As of January 3, 2009, $2.2 million has been utilized, leaving $4.2 million remaining. The Company also utilized $12.5 million of restructuring reserves during 2008 established for various prior year acquisitions, principally Facom and HSM. As of January 3, 2009, $8.4 million in accruals remain for the prior year acquisitions. Of this balance approximately $7 million pertains to Facom for which the timing of payments depends upon the actions of certain European governmental agencies.

Restructuring and asset impairment charges by segment were as follows:

(Millions of Dollars)	2008	2007	2006

Security	$13.8	$5.3	$5.9
Industrial	29.7	1.5	1.6
CDIY	35.6	5.6	5.3
Non-operating	6.4	0.4	1.0

Consolidated	$85.5	$12.8	$13.8

Of the $35.6 million of restructuring and asset impairment charges noted above for the CDIY segment, $13.6 million is for asset impairments related to the current and planned closure of several facilities. There were no asset impairments for the Security and Industrial segments in 2008. Fair value for impaired production assets was based on the present value of discounted cash flows. This included an estimate for future cash flows as production activities are phased out as well as auction values (prices for similar assets) for assets where use has been discontinued or future cash flows are minimal. Real estate values were based on estimates of anticipated sales values (less costs to sell) which contemplated sales of comparable properties and estimates from third party brokers.

FINANCIAL CONDITION

Liquidity, Sources and Uses of Capital:  The Company’s primary sources of liquidity are cash flows generated from operations and available lines of credit under various credit facilities.

Operating and Investing Activities:  The Company has consistently generated strong operating cash flows over many years. In 2008, cash flow from operations totaled $517 million, down $27 million compared to 2007. Operating cash flow reflects a $46 million reduction for the taxes paid on the gain from the CST/berger divestiture, even though the directly related gross proceeds are reported as an investing cash flow. Working capital (receivables, inventories and accounts payable) generated $123 million of cash inflows, driven by accounts receivables reflecting the disciplines of SFS and a concerted effort to reduce past due accounts, and to a lesser extent inventory reductions. Cash outflows for restructuring activities totaled $33 million in 2008, a decrease of $25 million over 2007, primarily pertaining to cost reduction actions in the fourth quarter and the continuing payments under Facom Europe initiatives.

In 2007, cash flow from operations totaled $544 million, up $105 million compared to 2006. The favorable increase principally stems from an expansion of cash earnings and improved working capital performance. In this regard, the higher non-cash intangibles amortization expense from acquisitions reduced earnings but not cash flows. Working capital generated $23 million of higher cash inflows in 2007 compared with 2006. This working capital improvement reflects leaner inventory positions achieved through process improvement efforts, while maintaining customer service levels, and was accomplished despite lower receivable sale proceeds in 2007 versus 2006. These favorable impacts were partially offset by cash outflows for restructuring activities which amounted to $58 million in 2007, an increase of $29 million over 2006, primarily pertaining to payments for the Facom Europe initiatives.

Capital expenditures were $141 million in 2008, $87 million in 2007, and $80 million in 2006. The higher capital expenditures in 2008 as compared with 2007 were primarily attributable to investment in the North American SAP information system implementation, and the purchase of a previously leased distribution facility. The increase in 2007 capital expenditures versus 2006 pertained to investments for plant productivity improvements as well as ongoing information system spending for a major SAP implementation in the Americas.

Free cash flow, as defined in the following table, was $422 million in 2008, $457 million in 2007, and $359 million in 2006, considerably exceeding net earnings. Management considers free cash flow an important indicator of its liquidity, as well as its ability to fund future growth and provide a dividend to shareowners. In 2008, free cash flow also excludes the income taxes paid on the CST/berger divestiture due to the fact the taxes are non-recurring and the directly related gross cash proceeds are classified in investing cash flows. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

(Millions of Dollars)	2008	2007	2006

Net cash provided by operating activities	$517	$544	$439
Less: capital expenditures	(95)	(66)	(60)
Less: capitalized software	(46)	(21)	(20)
Add: taxes paid on CST/berger divestiture included in operating cash flow	46	-	-

Free cash flow	$422	$457	$359

Based on its demonstrated ability to generate cash flow from operations as well as its strong balance sheet and credit position at January 3, 2009, the Company believes over the long term it has the financial flexibility to deploy capital to its shareholders’ advantage through a combination of acquisitions, dividends, debt repayment, and potential future share repurchases. If lower sales volumes and earnings pressures pertaining to the weakened global economy persist, free cash flow may decrease in 2009, although continued efforts to improve working capital efficiency are expected to partially offset these headwinds. As a result of the recessionary environment, the Company anticipates that in 2009 it may have lower acquisition and share repurchase activity, and that free cash flow will likely be deployed for debt reduction to a greater extent than in the past few years.

In 2008, acquisition spending totaled $575 million, mainly for the GdP, Scan Modul, Sonitrol and Xmark businesses. 2007 acquisition spending amounted to $643 million, primarily pertaining to the HSM, InnerSpace and Bedcheck businesses. Pursuant to its profitable growth strategy, the Company will continue to assess its current business portfolio for disposition opportunities and evaluate acquisition opportunities in favored markets while minimizing the risk associated with large customer concentrations.

Investing cash flows include $205 million in gross proceeds from sales of businesses, after transaction costs, primarily pertaining to the divestiture of the CST/berger laser measuring tool business in July 2008. As previously mentioned, the $46 million of income taxes paid on the gain are reported as an operating cash outflow and thus the total cash inflow from the 2008 divestitures amounts to $159 million.

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

Financing Activities:  Payments on long-term debt amounted to $45 million in 2008, $228 million in 2007, and $4 million in 2006. Net repayments of short-term borrowings totaled $74 million in 2008. The Company utilized the proceeds from the $250 million of long-term debt issued in September 2008 as well as the $159 million in net proceeds from divestitures to repay short-term borrowings, which was partially offset by the cash outflows for business acquisitions and other matters. Net proceeds from short-term borrowings totaled $192 million in 2007, and the cash inflows were used to fund acquisitions and repurchases of common stock. Repayments of short-term borrowings amounted to a cash outflow of $66 million in 2006 as commercial paper was paid down utilizing a portion of the strong operating cash flows.

On February 27, 2008, the Company amended its credit facility to provide for an increase and extension of its committed credit facility to $800 million from $550 million. In May 2008, the Company’s commercial paper program was also increased to $800 million. The credit facility is diversified amongst thirteen financial institutions. The credit facility is designated as a liquidity back-stop for the Company’s commercial paper program. The amended and restated facility expires in February 2013. As of January 3, 2009, there were no outstanding loans under this facility and the Company had $206 million of commercial paper outstanding. In addition, the Company has uncommitted short-term lines of credit with numerous foreign banks aggregating $246 million, of which $234 million was available at January 3, 2009. Short-term arrangements are reviewed annually for renewal. Aggregate credit lines amount to $1.046 billion.

The Company’s debt is currently rated by Standard & Poor’s (“S&P”), Moody’s Investor Service (“Moody’s”) and Fitch Ratings (“Fitch”). As of January 3, 2009 the ratings for senior unsecured debt were A, A2, and A by S&P, Moody’s, and Fitch, respectively, each with a stable outlook on the Company. The short-term debt, or commercial paper, ratings are A-1, P-1, and F1 by S&P, Moody’s, and Fitch, respectively. On January 22, 2009, Moody’s placed the Company’s debt under review for possible downgrade. Failure to maintain the current ratings level could adversely affect the Company’s cost of funds, liquidity and access to capital markets, but would not have an adverse effect on the Company’s ability to access the previously discussed $800 million committed credit facility.

On September 29, 2008 the Company issued $250.0 million of unsecured Term Notes maturing October 1, 2013 (the “2013 Term Notes”) with fixed interest payable semi-annually, in arrears at a rate of 6.15% per annum. The 2013 Term Notes rank equally with all of the Company’s existing and future unsecured and unsubordinated debt. The Company received net proceeds of $248.0 million which includes a discount of $0.5 million to achieve a 6.15% interest rate and $1.5 million of fees associated with the transaction. The proceeds were utilized to repay short-term borrowings.

The Company increased its cash dividend per common share to $1.26 in 2008. Dividends per common share increased 3.3% in 2008, 3.4% in 2007, and 3.5% in 2006.

The Company repurchased 2.2 million shares of its common stock in 2008 for $103 million (an average cost of $46.21). In 2007 the Company repurchased 3.8 million shares of its common stock for $207 million (an average of $54.64 per share), and in 2006 it repurchased 4.0 million shares for $202 million (an average of $50.07 per share).

The Company initially funded the $546 million HSM acquisition with a combination of short-term borrowings and cash. A $500 million 364-day revolving credit bridge facility was entered into on January 8, 2007, of which $130.0 million was utilized to acquire HSM; the remainder of the HSM purchase price was funded through commercial paper borrowings and cash.

On March 20, 2007, the Company completed two security offerings: “Equity Units”, which consisted of $330 million of five-year convertible notes and $330 million of three-year forward stock purchase contracts; and $200 million of unsecured three-year fixed-rate term notes. With respect to the $860 million in offerings, the Company will not receive the cash pertaining to the forward stock purchase contracts until May, 2010. The $488 million net cash proceeds of these offerings and the related equity instruments described below were used to pay down the short-term bridge facility and commercial paper borrowings.

In November 2008, the Company repurchased $10 million of the Equity Units for $5.3 million in cash. To properly account for the transaction, the Equity Unit elements were bifurcated as essentially the Company paid $10 million to extinguish the convertible notes and received $4.7 million from the seller to settle its obligation under the forward stock purchase contracts to purchase shares of the Company’s common stock at a minimum purchase price of approximately $54.45 per share on May 17, 2010. At the repurchase date, the Company’s common stock had a closing market value of $25.38. The remaining liability for fees payable associated with the $10 million of settled forward stock purchase contracts was reversed, resulting in an increase to equity of $0.7 million. The related $10 million in convertible note hedges and stock warrants, which are described further below, were unwound with a nominal impact to equity. As a result of the various elements associated with the $10 million Equity Unit repurchase transaction there was an insignificant gain recorded in earnings and a net increase in equity of $5.4 million.

The convertible notes are pledged and held as collateral to guarantee the Equity Unit investors’ obligation to purchase shares in May 2010 under the stock purchase contracts. The convertible notes reflect a conversion price of approximately $64.80, or a 19% premium as of the date of issuance. At maturity, the Company must repay the convertible note principal in cash. Additionally, to the extent that the conversion option is “in the money” the Company, at its election, will deliver either cash or shares of common stock based on a conversion rate and the applicable market value of the Company’s common stock at that time. A maximum of approximately 5.9 million shares may be issued in May 2010 under the stock purchase contracts, essentially at the higher of approximately $54.45 or market value at that time.

The Company simultaneously entered into related convertible note hedge and stock warrant transactions with financial institutions. Share dilution pertaining to the conversion option of the convertible notes will occur in interim periods if the share price exceeds approximately $64.80. At maturity in 2012, the convertible note hedge will offset the potentially dilutive impact of the conversion option aspect of the convertible notes. Because the convertible note hedge is anti-dilutive, it will not be included in any diluted shares outstanding computation prior to its maturity. However at maturity, the aggregate effect of the convertible notes and the convertible note hedge is that there will be no net increase in the Company’s common shares. The Company also issued 4.9 million of unregistered stock warrants that are exercisable during the period August 17, 2012 through September 28, 2012, with a strike price of $87.12 (subject to standard anti-dilution protection for increases in the dividend rate, stock splits etc.). In the event the stock warrants become “in the money” during their 5 year term, due to the market value of the Company’s common stock exceeding the strike price, there will be a related increase in diluted shares outstanding utilized in the determination of diluted earnings per share.

The combined terms of the convertible note hedge, stock warrants, and convertible notes in substance re-establish the conversion option aspect of the convertible notes at 60% above the $54.45 market value of the Company’s common stock at inception, such that in effect the Company will retain the benefits of share price appreciation, if any, up to a market value equal to the stock warrant strike price. Additionally the Company will retain benefits of share price appreciation, if any, through the maturity of the stock purchase contract element of the Equity Units that will entail issuance of $320 million of common shares at the higher of approximately $54.45 or market price in May 2010. Refer to Note I, Long-Term Debt and Financing Arrangements, for further detail.

Contractual Obligations:   The following summarizes the Company’s significant contractual obligations and commitments that impact its liquidity:

Payments Due by Period

(Millions of Dollars)	Total	2009	2010 – 2011	2012 – 2013	Thereafter

Long-term debt	$1,433	$14	$213	$791	$415
Interest payments on long-term debt(a)	256	65	102	65	24
Operating leases	130	34	46	22	28
Derivatives(b)	52	2	50	—	—
Equity purchase contract fees	25	17	8	—	—
Material purchase commitments	15	13	2	—	—
Deferred compensation	21	3	3	3	12
Outsourcing and other obligations(c)	27	13	14	—	—
Pension funding obligations(d)	20	20	—	—	—

Total contractual cash obligations	$1,979	$181	$438	$881	$479

(a)	Future interest payments on long-term debt reflect the applicable fixed interest rate or the variable rate in effect at January 3, 2009 for floating rate debt.

(b)	Future cash flows on derivative financial instruments reflect the fair value as of January 3, 2009. The ultimate cash flows on these instruments will differ, perhaps significantly, based on applicable market interest and foreign currency rates at their maturity.

(c)	To the extent the Company can reliably determine when payments will occur pertaining to unrecognized tax benefit liabilities, the related amount will be included in the table above. However, due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the $43 million of such liabilities at January 3, 2009, the Company is unable to make a reliable estimate of when (if at all) amounts may be paid to the respective taxing authorities.

(d)	The Company anticipates that funding of its pension and post-retirement benefit plans in 2009 will approximate $20 million. That amount principally represents contributions either required by regulations or laws or, with respect to unfunded plans, necessary to fund current benefits. The Company has not presented estimated pension and post-retirement funding in the table above beyond 2009 as funding can vary significantly from year to year based upon changes in the fair value of the plan assets, actuarial assumptions, and curtailment/settlement actions.

Aside from debt payments, for which there is no tax benefit associated with repayment of principal, and the equity purchase contract fees, payment of the above contractual obligations will typically generate a cash tax benefit such that the net cash outflow will be lower than the gross amounts indicated.

Other Commercial Commitments

Amounts of Commitments Expiration Per Period

(Millions of Dollars)	Total	2009	2010 – 2011	2012 – 2013	Thereafter

U.S. lines of credit	$800	$—	$—	$800	$—

Short-term borrowings, long-term debt and lines of credit are explained in detail within Note I, Long-Term Debt and Financing Arrangements, of the Notes to the Consolidated Financial Statements. Operating leases and other commercial commitments are further detailed in Note S, Commitments and Guarantees, of the Notes to the Consolidated Financial Statements.

MARKET RISK

Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments, currencies, commodities and other items traded in global markets. The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates, stock prices, and commodity prices. Exposure to foreign currency risk results because the Company, through its global businesses, enters into transactions and makes investments denominated in multiple currencies. The Company’s predominant exposures are in European, Canadian, British, Australian, and Asian currencies, including the Chinese Renminbi (“RMB”) and the Taiwan Dollar. Certain cross-currency trade flows arising from sales and procurement activities as well as affiliate cross-border activity are consolidated and netted prior to obtaining risk protection through the use of various derivative financial instruments including: purchased basket options; purchased options; and currency forwards. The Company is thus able to capitalize on its global positioning by taking advantage of naturally offsetting exposures and portfolio efficiencies to reduce the cost of purchasing derivative protection. At times, the Company also enters into forward exchange contracts and purchased options to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables, predominately for affiliate transactions. Gains and losses from these hedging instruments offset the gains or losses on the underlying net exposures, assets and liabilities being hedged. Management determines the nature and extent of currency hedging activities, and in certain cases, may elect to allow certain currency exposures to remain unhedged. The Company has also entered into cross-currency swaps, to provide a partial hedge of the net investments in certain subsidiaries and better match the cash flows of operations to debt service requirements. Management estimates the foreign currency impact from these financial instruments at the end of 2008 would have been approximately a $9 million pre-tax loss based on a hypothetical 10% adverse movement in all derivative currency positions; this effect would occur from an appreciation of the foreign currencies relative to the U.S. dollar. The Company follows risk management policies in executing derivative financial instrument transactions, and does not use such instruments for speculative purposes. The Company does not hedge the translation of its non-U.S. dollar earnings in foreign subsidiaries.

As mentioned above, the Company routinely has cross-border trade and affiliate flows that cause a “transactional” impact on earnings from foreign exchange rate movements. The Company is also exposed to currency fluctuation volatility from the translation of foreign earnings into U.S. dollars, as previously discussed. It is more difficult to quantify the transactional effects from currency fluctuations than the translational effects. Aside from the use of derivative instruments which may be used to mitigate some of the exposure, transactional effects can potentially be influenced by actions the Company may take; for example, if an exposure occurs from a European entity sourcing product from a U.S. supplier it may be possible to change to a European supplier. As articulated in the Company’s fourth quarter earnings release filed on Form 8-K on January 28, 2009, if the U.S. dollar were to remain at levels prevailing in mid-January throughout fiscal 2009 (including euro 1.34; Canadian $0.84; Pound Sterling 1.50; and Australian $0.69), then the combined unfavorable currency effect from both the translational and transactional aspects would be approximately $0.50 in lower diluted earnings per share as compared with 2008. In that event, the unfavorable impact would occur largely in the first half of 2009. Management estimates the combined translational and transactional impact of a 10% overall movement in exchange rates is approximately $0.30 per diluted share. With respect to transactional foreign currency market risk, the Company sources significant products from China and other Asian low cost countries for resale in other regions. To the extent the RMB or these other currencies appreciate with respect to the U.S. dollar, the Company may experience cost increases on such purchases. While the 7% appreciation of the RMB during 2008 has not as yet generated material cost increases for products sourced from China, further significant appreciation of the RMB or other currencies in countries where the Company sources product could adversely impact profitability. In the event significant RMB or other currency appreciation occurs, the Company would initiate customer pricing or other actions in an effort to mitigate the related cost increases, but it is possible such actions would not fully offset the potential unfavorable impact.

The Company’s exposure to interest rate risk results from its outstanding debt obligations, short-term investments, and derivative financial instruments employed in the management of its debt portfolio. The debt portfolio is managed to achieve capital structure targets and reduce the overall cost of borrowing by using a combination of fixed and floating rate debt as well as interest rate swaps, and cross-currency swaps. The Company’s primary exposure to interest rate risk comes from its floating rate debt in the U.S. and Europe and is fairly represented by changes in LIBOR and EURIBOR rates. At January 3, 2009, the impact of a hypothetical 10% increase in the interest rates associated with the Company’s floating rate derivative and debt instruments would have an immaterial effect on the Company’s financial position and results of operations.

The Company has exposure to commodity prices in many businesses, particularly brass, nickel, resin, aluminum, copper, zinc, steel, and energy used in the production of finished goods. Generally, commodity price exposures are not hedged with derivative financial instruments, but instead are actively managed through customer product and service pricing actions, procurement-driven cost reduction initiatives and other productivity improvement projects. In 2008, the Company experienced approximately $140 million of commodity, energy and wage inflation, most of which was recovered through favorable pricing actions. Such inflation increased costs by approximately $67 million in 2007 and $45 million in 2006, which management mitigated through various customer pricing actions and cost reduction initiatives. If commodity prices further increase, the Company’s exposure could increase from the expected levels for 2009 as previously discussed.

Fluctuations in the fair value of the Company’s common stock affect domestic retirement plan expense as discussed in the ESOP section of Management’s Discussion and Analysis. Additionally, the Company has $14 million in unfunded defined contribution plans for certain U.S. employees for which there is mark-to-market exposure.

The assets held by the Company’s defined benefit plans are exposed to fluctuations in the market value of securities, primarily global stocks and fixed-income securities. The funding obligations for these plans would increase in the event of adverse changes in the plan asset values, although such funding would occur over a period of many years. This is exemplified by the fact that while there was a $71 million loss on pension plan assets in 2008 associated with volatile financial markets, the Company expects funding obligations on its defined benefit plans will modestly increase to approximately $20 million in 2009 as compared with $18 million in 2008. The Company employs diversified asset allocations to help mitigate this risk. Management has worked to minimize this exposure by freezing and terminating defined benefit plans where appropriate.

The Company has access to financial resources and borrowing capabilities around the world. There are no instruments within the debt structure that would accelerate payment requirements due to a change in credit rating. The Company has the flexibility to elect deferral of interest payments on its ETPS obligation for up to 5 years. While there can be no guarantee of the future, the Company has an investment-grade credit rating and has enjoyed uninterrupted access to the commercial paper and bank markets throughout the credit crunch that has recently arisen. Further, the Company has not encountered liquidity difficulties historically when similar credit tightening has occurred due to macro-economic issues. Moreover, the Company’s existing credit facilities and sources of liquidity, including operating cash flows, are considered adequate to conduct business as normal. Accordingly, based on present conditions and past history, management believes it is unlikely that operations will be materially affected by any potential further deterioration of the general credit markets that may occur. The Company believes that its strong financial position, operating cash flows, committed long-term credit facilities and borrowing capacity, and ready access to equity markets provide the financial flexibility necessary to continue its record of annual dividend payments, to invest in the routine needs of its businesses, to make strategic acquisitions and to fund other initiatives encompassed by its growth strategy.

OTHER MATTERS

EMPLOYEE STOCK OWNERSHIP PLAN  As detailed in Note M, Employee Benefit Plans, of the Notes to the Consolidated Financial Statements, the Company has an Employee Stock Ownership Plan (“ESOP”) under which the ongoing U.S. Cornerstone and 401(K) defined contribution plans are funded. Overall ESOP expense is affected by the market value of Stanley stock on the monthly dates when shares are released, among other factors. Net ESOP expense amounted to $11 million in 2008 and was $2 million in both 2007 and 2006. The increase in expense was mostly attributable to the average market value of shares released which decreased from $49.28 in 2006 to $43.65 in 2008, as well as increased benefits pertaining to the headcount expansion from acquisitions. ESOP expense could increase in the future if the market value of the Company’s common stock declines. However, the Company has discontinued these benefits for 2009 as part of the cost actions taken and thus there will be a reduction in expense in fiscal 2009.

CUSTOMER-RELATED RISKS  The Company has significant customers, particularly home centers and major retailers, though individually there are none that exceed 6% of consolidated sales. The loss or material reduction of business from any such significant customer could have a material adverse impact on the Company’s results of operations and cash flows, until either such customers were replaced or the Company made the necessary adjustments to compensate for the loss of business.

There are no individually material credit exposures from particular customers. While the Company has strong credit policies and disciplined management of receivables, due to weak economic conditions or other factors it is reasonably possible that certain customers’ creditworthiness may decline and losses from receivable write-offs may increase.

NEW ACCOUNTING STANDARDS  Refer to Note A, Significant Accounting Policies, of the Notes to the Consolidated Financial Statements for a discussion of new accounting pronouncements and the potential impact to the Company’s consolidated results of operations and financial position.

CRITICAL ACCOUNTING ESTIMATES  Preparation of the Company’s Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Significant accounting policies used in the preparation of the Consolidated Financial Statements are described in Note A, Significant Accounting Policies. Management believes the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters with inherent uncertainty. The most significant areas involving management estimates are described below. Actual results in these areas could differ from management’s estimates.

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

INVENTORIES — LOWER OF COST OR MARKET, SLOW MOVING AND OBSOLETE   Inventories in the U.S. are predominantly valued at the lower of LIFO cost or market, while non-U.S. inventories are valued at the lower of FIFO cost or market. The calculation of LIFO reserves, and therefore the net inventory valuation, is affected by inflation and deflation in inventory components. The Company ensures all inventory is valued at the lower of cost or market, and continually reviews the carrying value of discontinued product lines and stock-keeping-units (“SKUs”) to determine that these items are properly valued. The Company also continually evaluates the composition of its inventory and identifies obsolete and/or slow-moving inventories. Inventory items identified as obsolete and/or slow-moving are evaluated to determine if reserves are required. The Company assesses the ability to dispose of these inventories at a price greater than cost. If it is determined that cost is less than market value, cost is used for inventory valuation. If market value is less than cost, the Company writes down the related inventory to that value. If a write down to the current market value is necessary, the market value cannot be greater than the net realizable value, or ceiling (defined as selling price less costs to sell and dispose), and cannot be lower than the net realizable value less a normal profit margin, also called the floor. If the Company is not able to achieve its expectations regarding net realizable value of inventory at its current value, reserves would have to be adjusted accordingly.

PROPERTY, PLANT AND EQUIPMENT  The Company generally values Property, Plant and Equipment (“PP&E”) at historical cost less accumulated depreciation. Impairment losses are recorded when indicators of impairment, such as plant closures, are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The impairment loss is quantified by comparing the carrying amount of the assets to the weighted average discounted cash flows, which consider various possible outcomes for the disposition of the assets (i.e. sale, leasing, etc.). Primarily as a result of plant rationalization, certain facilities and equipment are not currently used in operations. The Company recorded $14 million in asset impairment losses in 2008 primarily as a result of key restructuring programs, and such losses may occur in the future.

GOODWILL AND INTANGIBLE ASSETS  The Company completed acquisitions in 2008 and 2007 valued at $572 million and $646 respectively. The assets and liabilities of acquired businesses are recorded at fair value at the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. The Company reported $1.747 billion of goodwill and $300 million of indefinite-lived trade names at January 3, 2009.

In accordance with SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing. The identification and measurement of goodwill and unamortized intangible asset impairment involves the estimation of fair value. Impairment testing of goodwill also requires the identification and valuation of reporting units. The estimates of fair value of goodwill, indefinite-lived intangible assets and related reporting units are based on the information available at the date of assessment, including management assumptions about future cash flows, discount rates and royalty rates which are utilized to estimate the present value of future cash flows to be generated by the indefinite-lived assets. Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with acquired entities. While the Company has not recorded goodwill or other intangible asset impairment losses in many years, it is possible impairments may occur in the future in the event expected profitability, cash flows or trade name usage change from current estimates. This is particularly the case with respect to the convergent security solutions reporting unit which encompasses many recent acquisitions, and the fastening systems reporting unit which continues to rationalize its cost structure. Deteriorating global economic conditions increase the risk that impairment losses may occur in the future.

ENVIRONMENTAL  The Company incurs costs related to environmental issues as a result of various laws and regulations governing current operations as well as the remediation of previously contaminated sites.

Future laws and regulations are expected to be increasingly stringent and will likely increase the Company’s expenditures related to routine environmental matters.

The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of January 3, 2009, the Company had reserves of $29 million for remediation activities associated with Company-owned properties as well as for Superfund sites, for losses that are probable and estimable. The range of environmental remediation costs that is reasonably possible is $19 million to $51 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with this policy. While the Company believes the $29 million liability recorded for environmental matters is adequate, it is possible that future developments may require charges for environmental exposures in excess of this reserve.

INCOME TAXES  The future tax benefit arising from net deductible temporary differences and tax loss carry-forwards is $102 million at January 3, 2009. The Company believes earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits. For those jurisdictions where the expiration date of tax loss carry-forwards or the projected operating results indicate that realization is not likely, a valuation allowance is provided. The valuation allowance as of January 3, 2009 amounted to $25 million.

In assessing the need for a valuation allowance, the Company estimates future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carry-forwards. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event the Company were to determine that it would not be able to realize all or a portion of its deferred tax assets in the future, the unrealizable amount would be charged to earnings in the period in which that determination is made. By contrast, if the Company were to determine that it would be able to realize deferred tax assets in the future in excess of the net carrying amounts, it would decrease the recorded valuation allowance through a favorable adjustment to earnings in the period in which that determination is made. The Company periodically assesses its liabilities and contingencies for all tax years still under audit based on the most current available information. When it is deemed probable that an adjustment will be asserted, the Company accrues its best estimate of the tax liability, inclusive of related interest charges. See Note R, Income Taxes, of the Notes to the Consolidated Financial Statements for further discussion.

RISK INSURANCE  To some extent, the Company self insures for various business exposures. For domestic workers’ compensation, automobile and product liability, the Company generally purchases outside insurance coverage only for severe losses (“stop loss” insurance). The two risk areas involving the most significant accounting estimates are workers’ compensation and product liability (liability for alleged injuries associated with the Company’s products). Actuarial valuations performed by an outside risk insurance consultant form the basis for workers’ compensation and product liability loss reserves recorded. The actuary contemplates the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The specific reserves for individual known claims are quantified by third party administrator specialists (insurance companies) for workers’ compensation and by in-house legal counsel in consultation with outside attorneys for automobile and product liability. The cash outflows related to risk insurance claims are expected to occur over approximately 8 to 10 years, and the present value of expected future claim payments is reserved. The Company believes the liability recorded for such risk insurance reserves as of January 3, 2009 is adequate, but due to judgments inherent in the reserve estimation process it is possible the ultimate costs will differ from this estimate.

WARRANTY  The Company provides product and service warranties which vary across its businesses. The types of warranties offered generally range from one year to limited lifetime, while certain products carry no warranty. Further, the Company sometimes incurs discretionary costs to service its products in connection with product performance issues. Historical warranty and service claim experience forms the basis for warranty obligations recognized. Adjustments are recorded to the warranty liability as new information becomes available. The Company believes the $66 million reserve for expected warranty claims as of January 3, 2009 is adequate, but due to judgments inherent in the reserve estimation process, including forecasting future product reliability levels and costs of repair as well as the estimated age of certain products submitted for claims, the ultimate claim costs may differ from the recorded warranty liability.

OFF-BALANCE SHEET ARRANGEMENT

SYNTHETIC LEASES  The Company is a party to synthetic leasing programs for one of its major distribution centers and certain U.S. personal property, predominately vehicles and equipment. The programs qualify as operating leases for accounting purposes, such that only the monthly rent expense is recorded in the Statement of Operations and the liability and value of the underlying assets are off-balance sheet. These lease programs are utilized primarily to reduce overall cost and to retain flexibility. The cash outflows for lease payments approximate the $16 million of rent expense recognized in fiscal 2008. As of January 3, 2009, the estimated fair value of assets and remaining obligations for these properties were $68 million and $58 million, respectively.

CAUTIONARY STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995

Certain statements contained in this Annual Report on Form 10-K, including, but not limited to, the statements regarding the Company’s ability to: (i) achieve higher working capital turns, decrease cycle times, reduce complexity in operations and increase customer services levels; (ii) realize a favorable carryover effect from previous customer pricing actions of approximately $30-50 million in 2009; (iii) generate a pre-tax benefit from cost actions implemented at mid-year 2008 and in conjunction with the restructuring announced on December 11, 2008 of approximately $195 million, or $1.75 per diluted share, in 2009 with an additional $0.24 per share benefit in 2010; (iv) limit 2009 restructuring and related charges for certain productivity initiatives and the continued rationalization of the Company’s manufacturing footprint to approximately $40-50 million pre-tax; (v) limit inflation-related cost increases in the first half of 2009 to $30 million; (vi) continue to make acquisitions and dispositions; and (vii) limit funding obligations on the Company’s defined benefit plans to approximately $20 million in 2009 are forward-looking statements and are based on current expectations. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of risks, uncertainties and important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in the forward looking statements include, without limitation, those set forth under Item 1A Risk Factors hereto, those contained in the Company’s other filings with the Securities and Exchange Commission and those set forth below.

The Company’s ability to deliver the results described above (the “Results”) is dependent upon: (i) the Company’s ability to implement the cost savings measures discussed in its December 11, 2008 press release within anticipated time frames and to limit associated costs; (ii) the Company’s ability to identify appropriate acquisition and disposition opportunities and to complete such acquisitions and dispositions; (iii) the Company’s ability to successfully integrate recent acquisitions (including GdP, Sonitrol, Xmark and Scan Modul), as well as future acquisitions, while limiting associated costs; (iv) the success of the Company’s efforts to manage freight costs, steel and other commodity costs; (v) the success of the Company’s efforts to sustain or increase prices in order to, among other things, offset or mitigate the impact of steel, freight, energy, non-ferrous commodity and other commodity costs and any inflation increases; (vi) the Company’s ability to identify and effectively execute productivity improvements and cost reductions while minimizing any associated restructuring charges; (vii) the continued ability of the Company to access credit markets under satisfactory terms; and (viii) the Company’s ability to negotiate satisfactory payment terms under which the Company buys and sells goods, materials and products.

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

The Company’s ability to achieve the Results will also be affected by external factors. These external factors include: pricing pressure and other changes within competitive markets; the continued consolidation of customers particularly in consumer channels; inventory management pressures on the Company’s customers; the impact the tightened credit market may have on the Company or its customers or suppliers; the extent to which the Company has to write off accounts receivable or assets in connection with bankruptcy filings by customers or suppliers; increasing competition; changes in laws, regulations and policies that affect the Company, including, but not limited to, trade, monetary, tax and fiscal policies and laws; the timing and extent of any inflation or deflation in 2009; currency exchange fluctuations; the impact of dollar/foreign currency exchange and interest rates on the competitiveness of products and the Company’s debt program; the strength of the U.S. and European economies; the extent to which world-wide markets associated with homebuilding and remodeling continue to deteriorate; the impact of events that cause or may cause disruption in the Company’s manufacturing, distribution and sales networks such as war, terrorist activities, or political unrest, and recessionary or expansive trends in the economies of the world in which the Company operates, including, but not limited to, the extent and duration of the current recession in the US economy.

Unless required by applicable federal securities laws, the Company undertakes no obligation to publicly update or revise any forward looking statements to reflect events or circumstances that may arise after the date hereof. Investors are advised, however, to consult any further disclosures made on related subjects in the Company’s reports filed with the Securities and Exchange Commission.

In addition to the foregoing, some of the agreements included as exhibits to this Annual Report on Form 10-k (whether incorporated by reference to earlier filings or otherwise) may contain representations and warranties, recitals or other statements that appear to be statements of fact. These agreements are included solely to provide investors with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. Representations and warranties, recitals, and other common disclosure provisions have been included in the agreements solely for the benefit of the other parties to the applicable agreements and often are used as a means of allocating risk among the parties. Accordingly, such statements (i) should not be treated as categorical statements of fact; (ii) may be qualified by disclosures that were made to the other parties in connection with the negotiation of the applicable agreements, which disclosures are not necessarily reflected in the agreement or included as exhibits hereto; (iii) may apply standards of materiality in a way that is different from what may be viewed as material by or to investors in or lenders to the Company; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, representations and warranties, recitals or other disclosures contained in agreements may not describe the actual state of affairs as of the date they were made or at any other time and should not be relied on by any person other than the parties thereto in accordance with their terms. Additional information about the Company may be found in this Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company incorporates by reference the material captioned “Market Risk” in Item 7 and the material in Note J, Financial Instruments, of the Notes to Consolidated Financial Statements in Item 8.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15 for an index to Financial Statements and Financial Statement Schedules. Such Financial Statements and Financial Statement Schedules are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The management of Stanley is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of Stanley’s internal control over financial reporting as of January 3, 2009. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework. Management concluded that based on its assessment, Stanley’s internal control over financial reporting was effective as of January 3, 2009. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Sonitrol Corporation (“Sonitrol”) which was acquired on July 18, 2008 and Generale de Protection (“GdP”) which was acquired on October 1, 2008. Both Sonitrol and GdP are included in the 2008 consolidated financial statements of The Stanley Works and constituted total assets of approximately $564 million at January 3, 2009 and approximately $78 million of revenues for the year then ended. Ernst & Young LLP, the auditor of the financial statements included in this annual report, has issued an attestation report on the registrant’s internal control over financial reporting, a copy of which appears on page 44.

There has been no change in Stanley’s internal control over financial reporting during the fiscal quarter ended January 3, 2009 that has materially affected, or is reasonably likely to materially affect, Stanley’s internal control over financial reporting.

Under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, as of the end of the period covered by this Annual Report, the Company’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic Securities and Exchange Commission filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

ITEM 9B.	OTHER INFORMATION

On February 23, 2009, the Company entered into a Change in Control Severance Agreement (the “Agreement”) with Donald Allan Jr., and Mr. Allan ceased to be a participant in the Company’s Special Severance Plan. The Agreement is in the same form as agreements previously executed by other senior executives and provides for the following upon a qualifying termination: (i) a lump sum cash payment equal to 2.5 times annual base salary; (ii) a cash payment equal to 2.5 times average annual bonus over the three years prior to termination; (iii) continuation of certain benefits and perquisites for 2.5 years (or, if shorter, until similar benefits are provided by Mr. Allan’s new employer); (iv) a payment reflecting the actuarial value of an additional 2.5 years of service credit for retirement pension accrual purposes under any defined benefit or defined contribution plans maintained by Stanley; and (v) outplacement services (with the cost to the Company capped at $50,000). Mr. Allan also will be entitled to receive additional payments to the extent necessary to compensate him for any excise taxes payable by him under the federal laws applicable to excess parachute payments.

The foregoing description does not purport to be a complete statement of the parties’ rights and obligations under the Agreement, and is qualified in its entirety by reference to the Agreement, which is being filed as an exhibit to this Annual Report on Form 10-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item, except for certain information with respect to the Company’s Code of Ethics, the executive officers of the Company and any material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors, as set forth below, is incorporated herein by reference to the information set forth in the section of the Company’s definitive proxy statement (which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the close of the Company’s fiscal year) under the headings “Information Concerning Nominees for Election as Directors,” “Information Concerning Directors Continuing in Office,” “Board of Directors,” and “Section 16(a) — Beneficial Ownership Reporting Compliance.”

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

The following is a list of the executive officers of the Company as of February 25, 2009:

Date Elected to
Name, Age, Date of Birth	Office	Office
John F. Lundgren (57) (09/03/51)	Chairman and Chief Executive Officer. President, European Consumer Products, Georgia-Pacific Corporation (2000).	03/01/04
Donald Allan, Jr. (44) (3/21/64)	Vice President & Chief Financial Officer since January 1, 2009, Vice President & Corporate Controller (2002); Corporate Controller (2000); Assistant Controller (1999).	10/24/06
Jeffery D. Ansell (41) (01/05/68)	Vice President & President, Stanley Consumer Tools Group. President – Consumer Tools and Storage (2004); President of Industrial Tools & Storage (2002); Vice President – Global Consumer Tools Marketing (2001); Vice President Consumer Sales America (1999).	02/22/06
Bruce H. Beatt (56) (07/24/52)	Vice President, General Counsel and Secretary since October 2000.	10/09/00
Brett D. Bontrager (46) (10/27/62)	President, Convergent Security Solutions and Vice President, Business Development (2007); Vice President, Business Development (2004); Director, Business Development (2003).	04/25/07
Justin C. Boswell (41) (12/03/67)	Vice President & President, Mechanical Access Solutions since January 2007. President, Stanley Securities Solutions (2003). President Stanley Access Technologies (2000).	07/26/05
Jeff Chen (50) (08/22/58)	Vice President & President, Asia; Director, Asia Operations (2002); Managing Director, Thailand (1999).	04/27/05
Hubert Davis, Jr. (60) (08/28/48)	Senior Vice President, Business Transformation since 2006. Vice President, Chief Information Officer (June 2000). Chief Information Officer and e-commerce Leader (2000).	05/25/04

Date Elected to
Name, Age, Date of Birth	Office	Office
James M. Loree (50) (06/14/58)	Executive Vice President and Chief Operating Officer since January 1, 2009. Executive Vice President Finance and Chief Financial Officer (1999).	07/19/99
Mark J. Mathieu (57) (02/20/52)	Vice President, Human Resources since September 1997.	09/17/97

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information set forth under the section entitled “Executive Compensation” of the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Items 201(d) and 403 of Regulation S-K, is incorporated herein by reference to the information set forth under the sections entitled “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Directors and Officers”, “Executive Compensation”, and “2009 LTIP Benefits” of the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

EQUITY COMPENSATION PLAN INFORMATION

Compensation plans under which the Company’s equity securities are authorized for issuance at January 3, 2009 follow:

	(A)	(B)	(C)
Number of securities
remaining available for
future issuance under
	Number of securities to		equity compensation
	be issued upon exercise of	Weighted-average	plans (excluding
	outstanding options	exercise price of	securities reflected in
Plan category	and stock awards	outstanding options	column (A))
Equity compensation plans approved by security holders	8,132,898(1)	$37.08(2)	6,278,122

Equity compensation plans not approved by security holders(3)	—	—	—

Total	8,132,898	$37.08	6,278,122

(1)	Consists of shares underlying outstanding stock options (whether vested or unvested), shares underlying time-vesting restricted stock units that have not yet vested, and the maximum number of shares that will be issued pursuant to outstanding long term performance awards if all established goals are met. All stock-based compensation plans are discussed in Note K, Capital Stock, of the Notes to the Consolidated Financial Statements in Item 8.

(2)	There is no cost to the recipient for shares issued pursuant to time-vesting restricted stock units or long term performance awards. Because there is no strike price applicable to these stock awards they are excluded from the weighted-average exercise price which pertains solely to outstanding stock options.

(3)	There is a non-qualified deferred tax savings plan for highly compensated salaried employees which mirrors the qualified plan provisions, but was not specifically approved by security holders. U.S. employees are eligible to contribute from 1% to 15% of their salary to a tax deferred savings plan as described in the ESOP section of Item 8 Note M, Employee Benefit Plans, to the Consolidated Financial Statements of this Form 10-K. Prior to January 1, 2009 the Company contributed an amount equal to one-half of the employee contribution up to the first 7% of their salary. The investment of the employee’s contribution and the

Company’s contribution was controlled by the employee participating in the plan and may include an election to invest in Company stock. The same matching arrangement was provided for highly compensated salaried employees in the “non-qualified” plan, except that the arrangement for these employees is outside of the ESOP, and is not funded in advance of distributions. Shares of the Company’s common stock may be issued at the time of a distribution from the plan. The number of securities remaining available for issuance under the plan at January 3, 2009 is not determinable, since the plan does not authorize a maximum number of securities.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Items 404 and 407(a) of Regulation S-K is incorporated by reference to the information set forth under the section entitled “Board of Directors — Related Party Transactions” of the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to the information set forth under the section entitled “Fees of Independent Auditors” of the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Date: February 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John F. Lundgren John F. Lundgren	Chairman and Chief Executive Officer and Director	February 25, 2009

/s/ Donald Allan, Jr. Donald Allan, Jr.	Vice President and Chief Financial Officer and Principal Accounting Officer	February 25, 2009

* John G. Breen	Director	February 25, 2009

* Patrick D. Campbell	Director	February 25, 2009

* Carlos M. Cardoso	Director	February 25, 2009

* Virgis W. Colbert	Director	February 25, 2009

* Robert B. Coutts	Director	February 25, 2009

* Eileen S. Kraus	Director	February 25, 2009

* Marianne M. Parrs	Director	February 25, 2009

* Lawrence A. Zimmerman	Director	February 25, 2009

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

Schedule II — Valuation and Qualifying Accounts of The Stanley Works and subsidiaries is included in Item 15 (page 41).

Management’s Report on Internal Control Over Financial Reporting (page 42).

Report of Independent Registered Public Accounting Firm — Financial Statement Opinion (page 43).

Report of Independent Registered Public Accounting Firm — Internal Control (page 44).

Consolidated Statements of Operations — fiscal years ended January 3, 2009, December 29, 2007, and December 30, 2006 (page 45).

Consolidated Balance Sheets — January 3, 2009 and December 29, 2007 (page 46).

Consolidated Statements of Cash Flows — fiscal years ended January 3, 2009, December 29, 2007, and December 30, 2006 (page 47).

Consolidated Statements of Changes in Shareowners’ Equity — fiscal years ended January 3, 2009, December 29, 2007, and December 30, 2006 (page 48).

Notes to Consolidated Financial Statements (page 49).

Selected Quarterly Financial Data (Unaudited) (Page 84).

Consent of Independent Registered Public Accounting Firm and Report on Schedule (Exhibit 23).

All other schedules are omitted because either they are not applicable or the required information is shown in the financial statements or the notes thereto.

Schedule II — Valuation and Qualifying Accounts
The Stanley Works and Subsidiaries
Fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006
(Millions of Dollars)

		ADDITIONS
		Charged to	(b) Charged
	Beginning	Costs and	To Other	(a)	Ending
Description	Balance	Expenses	Accounts	Deductions	Balance

Allowance for Doubtful Accounts:
Year Ended 2008
Current	$40.3	$17.5	$6.1	$24.1	$39.8
Non-current	0.8	0.1	(0.4)	—	0.5
Year Ended 2007
Current	$33.3	$9.3	$5.5	$7.8	$40.3
Non-current	2.0	—	(0.7)	0.5	0.8
Year Ended 2006
Current	$34.4	$3.8	$2.0	$6.9	$33.3
Non-current	2.3	—	(0.3)	—	2.0
Tax Valuation Allowance:
Year Ended 2008	$27.3	$2.5	$(2.1)	$3.2	$24.5
Year Ended 2007	26.8	3.4	1.7	4.6	27.3
Year Ended 2006	27.2	2.6	2.8	5.8	26.8

(a)	With respect to the allowance for doubtful accounts, represents amounts charged-off, less recoveries of accounts previously charged-off.

(b)	Represents foreign currency translation impact, acquisitions, and net transfers to / from other accounts.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of The Stanley Works is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of The Stanley Works’ internal control over financial reporting as of January 3, 2009. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework. Management concluded that based on its assessment, The Stanley Works’ internal control over financial reporting was effective as of January 3, 2009. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Sonitrol Corporation (“Sonitrol”) which was acquired on July 18, 2008 and Generale de Protection (“GdP”) which was acquired on October 1, 2008. Both Sonitrol and GdP are included in the 2008 consolidated financial statements of The Stanley Works and constituted total assets of approximately $564 million at January 3, 2009 and approximately $78 million of revenues for the year then ended. Ernst & Young LLP, the auditor of the financial statements included in this annual report, has issued an attestation report on the registrant’s internal control over financial reporting, a copy of which appears on page 44.

/s/ John F. Lundgren

John F. Lundgren, Chairman and Chief Executive Officer

/s/ Donald Allan Jr.
Donald Allan Jr., Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of The Stanley Works

We have audited the accompanying consolidated balance sheets of The Stanley Works and subsidiaries as of January 3, 2009 and December 29, 2007, and the related consolidated statements of operations, changes in shareowners’ equity, and cash flows for each of the three fiscal years in the period ended January 3, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Stanley Works and subsidiaries at January 3, 2009 and December 29, 2007, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 3, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note R to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109”, effective December 31, 2006. As discussed in Note M to the consolidated financial statements, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans – An amendment to FASB Statement Nos. 87, 88, 106 and 132(R)” effective December 30, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Stanley Works’ internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Hartford, Connecticut
February 19, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of The Stanley Works

We have audited The Stanley Works’ internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Stanley Works’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Sonitrol Corporation (“Sonitrol”) and Generale de Protection (“GdP”), companies acquired in 2008, which are included in the 2008 consolidated financial statements of The Stanley Works and constituted total assets of approximately $564 million at January 3, 2009 and approximately $78 million of revenues for the fiscal year then ended. Our audit of internal control over financial reporting of The Stanley Works also did not include an evaluation of the internal control over financial reporting of Sonitrol and GdP.

In our opinion, The Stanley Works maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Stanley Works’ and subsidiaries as of January 3, 2009 and December 29, 2007, and the related consolidated statements of operations, changes in shareowners’ equity, and cash flows for each of the three fiscal years in the period ended January 3, 2009 and our report dated February 19, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Hartford, Connecticut
February 19, 2009

Consolidated Statements of Operations
Fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006
(In Millions of Dollars, except per share amounts)

	2008	2007	2006

Net Sales	$4,426.2	$4,360.5	$3,897.3
Costs and Expenses
Cost of sales	$2,754.8	$2,707.5	$2,484.3
Selling, general and administrative	1,090.0	1,029.1	928.5
Provision for doubtful accounts	17.6	9.3	3.8
Interest income	(9.2)	(5.1)	(4.4)
Interest expense	82.0	85.2	69.3
Other-net	104.2	87.1	54.3
Restructuring charges and asset impairments	85.5	12.8	13.8

	$4,124.9	$3,925.9	$3,549.6
Earnings from continuing operations before income taxes	301.3	434.6	347.7
Income taxes	75.9	109.3	69.0

Net earnings from continuing operations	$225.4	$325.3	$278.7
Earnings from discontinued operations before income taxes	132.8	16.5	17.9
Income taxes on discontinued operations	44.9	5.2	7.1

Net earnings from discontinued operations	$87.9	$11.3	$10.8

Net Earnings	$313.3	$336.6	$289.5

Basic earnings per share of common stock:
Continuing operations	$2.86	$3.95	$3.40
Discontinued operations	1.11	0.14	0.13

Total basic earnings per share of common stock	$3.97	$4.09	$3.54

Diluted earnings per share of common stock:
Continuing operations	$2.82	$3.87	$3.33
Discontinued operations	1.10	0.13	0.13

Total diluted earnings per share of common stock	$3.92	$4.00	$3.46

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
January 3, 2009 and December 29, 2007
(Millions of Dollars)

	2008	2007

Assets
Current Assets
Cash and cash equivalents	$211.6	$240.4
Accounts and notes receivable, net	677.7	805.7
Inventories, net	514.7	556.4
Deferred taxes	39.4	22.3
Assets held for sale	—	115.7
Other current assets	55.9	60.6

Total Current Assets	1,499.3	1,801.1
Property, Plant and Equipment, net	579.8	564.9
Goodwill	1,747.4	1,512.5
Customer Relationships, net	482.3	321.4
Trade names, net	333.6	332.2
Other Intangible Assets, net	41.0	40.6
Other Assets	195.8	190.3

Total Assets	$4,879.2	$4,763.0

Liabilities and Shareowners’ Equity
Current Liabilities
Short-term borrowings	$213.8	$282.5
Current maturities of long-term debt	13.9	10.3
Accounts payable	461.5	498.6
Accrued expenses	508.0	450.9
Liabilities held for sale	—	20.4

Total Current Liabilities	1,197.2	1,262.7
Long-Term Debt	1,419.5	1,212.1
Deferred Taxes	119.5	80.5
Other Liabilities	455.0	479.2

Shareowners’ Equity
Preferred stock, without par value:
Authorized and unissued 10,000,000 shares	—	—
Common stock, par value $2.50 per share:
Authorized 200,000,000 shares
Issued 92,343,410 shares in 2008 and 2007	233.9	233.9
Retained earnings	2,269.5	2,045.5
Accumulated other comprehensive income (loss)	(151.4)	47.7
ESOP	(87.2)	(93.8)

	2,264.8	2,233.3
Less: cost of common stock in treasury (13,467,376 shares in 2008 and 11,964,623 shares in 2007)	576.8	504.8

Total Shareowners’ Equity	1,688.0	1,728.5

Total Liabilities and Shareowners’ Equity	$4,879.2	$4,763.0

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006
(Millions of Dollars)

	2008	2007	2006

Operating Activities:
Net earnings	$313.3	$336.6	$289.5
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	183.0	162.2	121.2
Pretax (gain) loss on sale of businesses	(126.5)	—	1.5
Other non-cash items	113.3	48.8	47.5
Changes in operating assets and liabilities:
Accounts receivable	129.1	(30.6)	50.9
Inventories	26.5	47.4	(62.7)
Accounts payable	(32.9)	34.9	40.5
Accrued expenses	12.7	(47.9)	(49.6)
Income taxes (includes taxes on gain on sale of business)	(17.3)	14.4	(30.0)
Other	(84.6)	(21.7)	30.3

Net cash provided by operating activities	516.6	544.1	439.1
Investing Activities:
Capital expenditures	(94.6)	(65.5)	(59.6)
Capitalized software	(46.2)	(21.4)	(20.9)
Proceeds from sales of assets	4.3	17.6	31.9
Business acquisitions	(575.0)	(642.5)	(571.8)
Proceeds from sales of businesses	204.6	—	0.9
Net investment hedge terminations	19.1	—	—
Other	23.2	(5.1)	(6.8)

Net cash used in investing activities	(464.6)	(716.9)	(626.3)
Financing Activities:
Payments on long-term debt	(44.9)	(227.6)	(4.2)
Proceeds from long-term borrowings	249.7	529.9	—
Convertible notes hedge premium	0.1	(49.3)	—
Net proceeds (repayments) on short-term borrowings	(73.5)	192.3	(66.4)
Debt issuance costs and interest rate swap terminations	14.7	(12.1)	5.9
Stock purchase contract fees, net of partial extinguishment	(11.1)	(10.4)	—
Purchase of common stock for treasury	(103.3)	(206.9)	(201.6)
Proceeds from issuance of common stock and warrants	19.1	96.5	64.4
Cash dividends on common stock	(99.0)	(99.8)	(96.1)
Other	—	(2.0)	—

Net cash provided by (used in) financing activities	(48.2)	210.6	(298.0)
Effect of exchange rate changes on cash	(32.6)	26.0	4.0

Increase (Decrease) in cash and cash equivalents	(28.8)	63.8	(481.2)
Cash and cash equivalents, beginning of year	240.4	176.6	657.8

Cash and cash equivalents, end of year	$211.6	$240.4	$176.6

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareowners’ Equity
Fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006
(Millions of Dollars, Except Per Share Amounts)

			Accumulated Other
	Common	Retained	Comprehensive		Treasury	Shareowners’
	Stock	Earnings	Income (Loss)	ESOP	Stock	Equity

Balance December 31, 2005	$237.7	$1,657.2	$(91.3)	$(108.2)	$(250.5)	$1,444.9
Comprehensive income:
Net earnings		289.5				289.5
Currency translation adjustment and other			57.3			57.3
Cash flow hedge, net of tax			8.0			8.0
Minimum pension liability, net of tax			5.3			5.3

Total comprehensive income						360.1
Cash dividends declared–$1.18 per share		(96.1)				(96.1)
Issuance of common stock		(6.8)			69.3	62.5
Repurchase of common stock (4,026,224 shares)					(201.6)	(201.6)
Minority interest common stock	(3.8)					(3.8)
Other, stock-based compensation related, net of tax		29.4				29.4
Adoption of SFAS No. 158, net of tax			(61.1)			(61.1)
Tax benefit related to stock options exercised		8.1				8.1
ESOP and related tax benefit		2.3		7.3		9.6

Balance December 30, 2006	233.9	1,883.6	(81.8)	(100.9)	(382.8)	1,552.0
Comprehensive income:
Net earnings		336.6				336.6
Currency translation adjustment and other			102.1			102.1
Cash flow hedge, net of tax			0.7			0.7
Change in pension, net of tax			26.7			26.7

Total comprehensive income						466.1
Cash dividends declared–$1.22 per share		(99.8)				(99.8)
Issuance of common stock		(16.3)			84.9	68.6
Repurchase of common stock (3,786,813 shares)					(206.9)	(206.9)
Adoption of FIN 48		(13.5)				(13.5)
Convertible notes hedge, net of tax benefit		(36.3)				(36.3)
Issuance of stock warrants		18.8				18.8
Equity purchase contract and issuance costs		(56.7)				(56.7)
Other, stock-based compensation related, net of tax		14.1				14.1
Tax benefit related to stock options exercised		12.8				12.8
ESOP and related tax benefit		2.2		7.1		9.3

Balance December 29, 2007	233.9	2,045.5	47.7	(93.8)	(504.8)	1,728.5
Comprehensive income:
Net earnings		313.3				313.3
Currency translation adjustment and other			(158.0)			(158.0)
Cash flow hedge, net of tax			(0.3)			(0.3)
Change in pension, net of tax			(40.8)			(40.8)

Total comprehensive income						114.2
Cash dividends declared–$1.26 per share		(99.0)				(99.0)
Issuance of common stock		(16.0)			31.3	15.3
Repurchase of common stock (2,240,451 shares)					(103.3)	(103.3)
Tax benefit on convertible notes hedge		1.0				1.0
Equity units repurchase		5.4				5.4
Other, stock-based compensation related, net of tax		13.9				13.9
Tax benefit related to stock options exercised		3.2				3.2
ESOP and related tax benefit		2.2		6.6		8.8

Balance January 3, 2009	$233.9	$2,269.5	$(151.4)	$(87.2)	$(576.8)	$1,688.0

          See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

A. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION  The Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries which require consolidation, after the elimination of intercompany accounts and transactions. The Company’s fiscal year ends on the Saturday nearest to December 31. There were 53 weeks in the fiscal year 2008 and 52 weeks in both of the fiscal years 2007 and 2006.

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

FOREIGN CURRENCY TRANSLATION  For foreign operations with functional currencies other than the U.S. dollar, asset and liability accounts are translated at current exchange rates; income and expenses are translated using weighted-average exchange rates. Resulting translation adjustments are reported in a separate component of shareowners’ equity. Exchange gains and losses on transactions are included in earnings, and amounted to a net gain of $2.0 million for 2008 and net losses of $1.4 million and $3.8 million for 2007 and 2006, respectively.

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

INVENTORIES  U.S inventories are predominantly valued at the lower of Last-In First-Out (“LIFO”) cost or market because the Company believes it results in better matching of costs and revenues. Other inventories are valued at the lower of First-In, First-Out (“FIFO”) cost or market primarily because LIFO is not permitted for statutory reporting outside the U.S. See Note C, Inventory, for a quantification of the LIFO impact on inventory valuation.

PROPERTY, PLANT AND EQUIPMENT  The Company generally values property, plant and equipment (“PP&E”), including capitalized software, on the basis of historical cost less accumulated depreciation and amortization. Costs related to maintenance and repairs which do not prolong the assets’ useful lives are expensed as incurred. Depreciation and amortization are provided using straight-line methods over the estimated useful lives of the assets as follows:

Useful Life
(Years)

Land improvements	10 – 20
Buildings	40
Machinery and equipment	3 – 15
Computer software	3 – 5

Leasehold improvements are depreciated over the shorter of the estimated useful life or the term of the lease.

The Company assesses its long-lived assets for impairment when indicators that the carrying values may not be recoverable are present. In assessing long-lived assets for impairment, the Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are generated (“asset group”) and estimates the undiscounted future cash flows that are directly associated with and expected to be generated from the use of and eventual disposition of the asset group. If the carrying value is greater than the undiscounted cash flows, an impairment loss must be determined and the asset group is written down to fair value. The impairment loss is quantified by comparing the carrying amount of the asset group to the estimated fair value, which is determined using weighted-average discounted cash flows that consider various possible outcomes for the disposition of the asset group. During 2008, asset impairments totaled $13.6 million related to the Company’s restructuring actions which are described further in Note P Restructuring and Asset Impairments. PP&E impairment losses were minor in 2007 and 2006.

GOODWILL AND OTHER INTANGIBLE ASSETS  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Intangible assets acquired are recorded at estimated fair value. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are tested for impairment annually during the third quarter, and at any time when events suggest an impairment may have occurred. To assess goodwill for impairment, the Company determines the fair value of its reporting units, which are primarily determined using management’s assumptions about future cash flows based on long-range strategic plans. This approach incorporates many assumptions including future growth rates, discount factors and tax rates. In the event the carrying value of a reporting unit exceeded its fair value, an impairment loss would be recognized to the extent the carrying amount of the reporting unit’s goodwill exceeded the implied fair value of the goodwill. Indefinite-lived intangible asset carrying amounts are tested for impairment by comparing to current fair market value, usually determined by the estimated cost to lease the asset from third parties. Intangible assets with definite lives are amortized over their estimated useful lives generally using an accelerated method. Under this accelerated method, intangible assets are amortized reflecting the pattern over which the economic benefits of the intangible assets are consumed. Definite-lived intangible assets are also evaluated for impairment when impairment indicators are present. If the carrying value exceeds the total undiscounted future cash flows, a discounted cash flow analysis is performed to determine the fair value of the asset. If the carrying value of the asset were to exceed the fair value, it would be written down to fair value. No goodwill or other intangible asset impairments were recorded during 2008, 2007 or 2006.

FINANCIAL INSTRUMENTS  Derivative financial instruments are employed to manage risks, including foreign currency and interest rate exposures, and are not used for trading or speculative purposes. The Company recognizes all derivative instruments, such as interest rate swap agreements, foreign currency options, and foreign exchange contracts, in the Consolidated Balance Sheets at fair value. Changes in the fair value of derivatives are recognized periodically either in earnings or in Shareowners’ Equity as a component of other comprehensive income, depending on whether the derivative financial instrument is undesignated or qualifies for hedge accounting, and if so, whether it qualifies as a fair value, cash flow, or net investment hedge. Changes in fair values of derivatives accounted for as fair value hedges are recorded in earnings along with the changes in the fair value of the hedged items that relate to the hedged risk. Gains and losses on derivatives designated as cash flow hedges, to the extent they are effective, are recorded in other comprehensive income, and subsequently reclassified to earnings to offset the impact of the hedged items when they occur. In the event it becomes probable the forecasted transaction to which a cash flow hedge relates will not occur, the derivative would be terminated and the amount in other comprehensive income would generally be recognized in earnings. Changes in the fair value of derivatives used as hedges of the net investment in foreign operations are reported in other comprehensive income. Changes in the fair value of derivatives not designated as hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and any portion of a hedge that is considered ineffective, are reported in earnings in either Cost of sales for those derivatives relating to inventory purchases or Other-net for all other derivatives.

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

Multiple Element Arrangements: In 2008, approximately $975 million in revenues were generated by multiple element arrangements, primarily in the Security segment. These sales contracts typically consist of products sold and installed by the Company at the customer location. Revenue from equipment sales is generally recognized once installation is complete. Certain sales agreements also include maintenance and monitoring services pertaining to the installed equipment. Service revenue is recognized ratably over the contract term as services are rendered.

Customer billings for equipment not yet installed and for monitoring services not yet rendered are deferred. The associated deferred revenue is included in Accrued expenses in the Consolidated Balance Sheets to the extent that customers have paid in advance of equipment or service delivery.

When a sales agreement involves multiple elements, deliverables are separately identified and consideration is allocated based on their relative fair values in accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Fair value is generally determined by reference to the prices charged in standalone transactions.

ADVERTISING COSTS  Television advertising is expensed the first time the advertisement airs, whereas other advertising is expensed as incurred. Advertising costs are classified in SG&A and amounted to $39.3 million in 2008, $42.1 million in 2007 and $42.1 million in 2006. Cooperative advertising expense reported as a deduction in net sales was $29.0 million in 2008, $28.0 million in 2007 and $25.8 million in 2006.

ACQUISITION COSTS  Certain costs directly related to acquisitions including legal, audit and other fees, were recorded to goodwill for all acquisitions consummated during 2008 and earlier years as required under SFAS No. 141, “Business Combinations” (“SFAS 141”). Beginning in fiscal 2009 all such costs associated with new business acquisitions will be expensed as incurred. Refer to the section entitled New Accounting Standards also included within Note A for further details.

SALES TAXES  Sales and value added taxes collected from customers and remitted to governmental authorities are excluded from net sales reported in the Consolidated Statements of Operations.

SHIPPING AND HANDLING COSTS  The Company generally does not bill customers for freight. Shipping and handling costs associated with inbound freight are reported in cost of sales. Shipping costs associated with outbound freight are reported as a reduction of net sales and amounted to $129.7 million, $130.1 million and $124.9 million in 2008, 2007 and 2006, respectively. Distribution costs are classified as SG&A and amounted to $122.2 million, $128.7 million and $118.2 million in 2008, 2007 and 2006, respectively.

STOCK-BASED COMPENSATION  Compensation cost relating to stock-based compensation grants is recognized on a straight-line basis over the vesting period, which is generally four years. The expense for stock options and restricted stock units awarded to retirement eligible employees (those aged 55 and over, and with 10 or more years of service) is recognized by the date they became retirement eligible.

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

EARNINGS PER SHARE  Basic earnings per share equals net earnings divided by weighted-average shares outstanding during the year. Diluted earnings per share include the impact of common stock equivalents using the treasury stock method when the effect is dilutive.

NEW ACCOUNTING STANDARDS

Implemented:  In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.”(“SFAS 157”). SFAS 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. SFAS 157 indicates that an exit value (selling price) should be utilized in fair value measurements rather than an entrance value, or cost basis, and that performance risks, such as credit risk, should be included in the measurements of fair value even when the risk of non-performance is remote. SFAS 157 also clarifies the principle that fair value measurements should be based on assumptions the marketplace would use when pricing an asset whenever practicable, rather than company-specific assumptions. In February 2008, the FASB issued Staff Positions (“FSPs”) No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS 157 and defer its effective date for one year relative to nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Accordingly, in fiscal 2008 the Company has applied SFAS 157 guidance to: (i) all applicable financial assets and liabilities; and (ii) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually). The adoption of SFAS 157 for these items did not have a material affect on the Company. The remaining assets and liabilities, to which the FSP 157-2 deferral relates, will be measured at fair value as applicable beginning in fiscal 2009. This deferral relates to such items as impairment testing for goodwill, other intangible and long-lived assets and nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination. Refer to Note N for disclosures required by this pronouncement.

In February 2007, the FASB issued SFAS No 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement became effective for the Company at the beginning of 2008. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company did not elect to utilize voluntary fair value measurements as permitted by the standard.

Not Yet Implemented: In May 2008, the FASB issued Staff Position Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt instruments that have a “net settlement feature” permitting settlement partially or fully in cash upon conversion. The guidance requires issuers of such convertible debt securities to separately account for the liability and equity components in a manner that reflects the issuer’s nonconvertible, unsecured debt borrowing rate. The FSP requires bifurcation of a component of the debt into equity, representative of the approximate fair value of the conversion feature at inception, and the amortization of the resulting debt discount to interest expense in the Consolidated Statement of Operations. The Company is in the process of assessing the impact of FSP APB 14-1, but estimates that approximately $55 million of Long-term debt will be reclassified to equity as of the inception of the $330.0 million of convertible notes issued in March 2007. The estimated $55 million debt discount will be amortized to interest expense resulting in the recognition of approximately $8 — $12 million of additional non-cash interest expense annually. This non-cash interest expense is expected to total approximately $11 million in 2009. The non-cash interest recognized will gradually increase over time using the effective interest method. FSP APB 14-1 will become effective for the Company beginning in the first quarter of 2009 and is required to be applied retrospectively with early adoption prohibited.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition), establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the information needed to evaluate and understand the nature and effect of the business combination. This statement applies to all transactions or other events in which the acquirer obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. For new acquisitions made following the adoption of SFAS 141(R), significant costs directly related to the acquisition including legal, audit and other fees, as well as most acquisition-related restructuring, will have to be expensed as incurred rather than recorded to goodwill as is generally permitted under SFAS 141. Additionally, contingent purchase price arrangements (also known as earn-outs) will be re-measured to estimated fair value with the impact reported in earnings, whereas under present rules the contingent purchase consideration is recorded to goodwill when determined. SFAS 141(R) applies prospectively for the Company to business combinations for which the acquisition date is on or after January 4, 2009.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires reporting entities to present non-controlling (minority) interests as equity (as opposed to a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and non-controlling interests. SFAS 160 will apply prospectively and is effective as of the beginning of fiscal 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented upon adoption. The Company has determined that the adoption of SFAS 160 will have a minimal impact on its results of operations and financial position.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, with retrospective application required. It is not expected to have a significant impact on the Company’s calculation of earnings per share.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” which is effective for fiscal years and interim periods beginning after November 15, 2008. Upon adoption in the first quarter of fiscal 2009, the statement will require enhanced disclosures related to the Company’s derivative instruments and will not impact the accounting for derivative instruments.

RECLASSIFICATIONS  The assets and liabilities of discontinued operations have been reclassified as held for sale in the Consolidated Balance Sheets, and earnings from discontinued operations have been reclassified within the Consolidated Statement of Operations. Certain other prior year amounts have been reclassified to conform to the current year presentation.

B.	ACCOUNTS AND NOTES RECEIVABLE

(Millions of Dollars)	2008	2007

Trade accounts and notes receivable	$682.2	$802.1
Other receivables	35.3	43.9

Gross accounts and notes receivable	717.5	846.0
Allowance for doubtful accounts	(39.8)	(40.3)

Net accounts and notes receivable	$677.7	$805.7

Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries. Adequate reserves have been established to cover anticipated credit losses.

Previously, the Company had agreements to sell, on a revolving basis, undivided interests in defined pools of accounts receivable to a Qualified Special Purpose Entity (“QSPE”). The entity was designed to facilitate the securitization of certain trade accounts receivable and was used as an additional source of liquidity. In June 2008, the Company acquired a third party’s interest in the QSPE. As a result, the entity became non-qualified. The net assets of this entity, which consisted of accounts receivable of $17.3 million, were consolidated in the Company’s balance sheet. Net cash flows between the Company and the entity totaled $43.2 million in 2008 and $18.0 million in 2007. Such activity primarily related to receivable sales, collections on receivables and servicing fees. In November 2008, this entity was dissolved. There were no gains or losses upon the acquisition of the third party interest or upon dissolution of the entity. The amounts deducted from receivables in the December 29, 2007 Consolidated Balance Sheet under this arrangement was $42.3 million.

C.	INVENTORY

(Millions of Dollars)	2008	2007
Finished products	$365.0	$392.1
Work in process	58.2	57.4
Raw materials	91.5	106.9

Total	$514.7	$556.4

Net inventories in the amount of $159.2 million at January 3, 2009 and $204.7 million at December 29, 2007 were valued at the lower of LIFO cost or market. If the LIFO method had not been used, inventories would have been $76.0 million higher than reported at January 3, 2009 and $66.0 million higher than reported at December 29, 2007.

D. ASSETS HELD FOR SALE

Assets held for sale are reported at the lower of fair value less cost to sell or carrying value. At December 29, 2007, $115.7 million of assets were classified as held for sale including $91.4 million in assets of the CST/berger business and three other small businesses as more fully discussed in Note U, Discontinued Operations. Additionally at December 29, 2007, $24.3 million of financing lease receivables generated by the Blick business within the Security segment were classified as held for sale. These receivables were sold for an amount approximating net book value. There are no assets held for sale in the January 3, 2009 balance sheet as all sales were completed during the current year.

E.	PROPERTY, PLANT AND EQUIPMENT

(Millions of Dollars)	2008	2007
Land	$42.9	$41.9
Land improvements	19.4	17.2
Buildings	277.9	273.2
Leasehold improvements	24.7	23.6
Machinery and equipment	900.3	937.4
Computer software	192.8	155.7

Gross PP&E	$1,458.0	$1,449.0
Less: accumulated depreciation and amortization	878.2	884.1

Total	$579.8	$564.9

Depreciation and amortization expense associated with PP&E was as follows:

(Millions of Dollars)	2008	2007	2006
Depreciation	$74.0	$66.1	$69.4
Amortization	18.5	17.1	12.2

Depreciation and amortization expense	$92.5	$83.2	$81.6

The amounts above are inclusive of depreciation and amortization expense for discontinued operations amounting to $0.5 million in 2008, $0.9 million in 2007 and $1.4 million in 2006.

F.	ACQUISITIONS

The Company completed 30 acquisitions during 2008, 2007 and 2006. These businesses were acquired pursuant to the Company’s growth and portfolio repositioning strategy. The acquisitions were accounted for by the purchase method in accordance with SFAS 141, and their results are included in the Company’s consolidated operating results from the respective acquisition dates. All of the acquisitions have resulted in the recognition of goodwill. Goodwill reflects the future earnings and cash flow potential of the acquired business in excess of the fair values that are assigned to all other identifiable assets and liabilities. Goodwill arises because the purchase price paid reflects numerous factors including the strategic fit and expected synergies these targets bring to existing operations, the competitive nature of the bidding process and the prevailing market value for comparable companies. SFAS 141 requires all identifiable assets and liabilities acquired to be reported at fair value and the excess is recorded as goodwill. The Company obtains information during due diligence and from other sources which forms the basis for the initial allocation of purchase price to the estimated fair value of assets and liabilities acquired. In the months following an acquisition, intangible asset valuation reports, asset appraisals and other data are obtained in order for management to finalize the fair values assigned to acquired assets and liabilities.

Integration of certain acquisitions requires reduction of redundant personnel, closure of facilities, and other restructuring actions related to the acquired businesses. In such cases, a restructuring accrual is recorded for actions identified in integration strategy plans initially developed by the Company as of the acquisition date, with a resulting increase to goodwill. As integration strategies are executed, the Company monitors the previously established restructuring accruals and makes adjustments to the extent actual expenditures differ from the estimated accruals. Adjustments recorded to previously established restructuring accruals until the time integration plans are fully executed, not to exceed one year from the date of original acquisition, are reflected in the final goodwill amount included in the purchase price allocation. Adjustments made subsequent to the finalization of integration strategies, or after one year from the date of original acquisition, are appropriately reflected in earnings if increases to the originally established accruals are required, while accruals that are not fully utilized are recorded as a reduction of goodwill.

2008 ACQUISITIONS  In July 2008, the Company completed the acquisition of Sonitrol Corporation (“Sonitrol”) for $282.1 million in cash. Sonitrol is a market leader in North American commercial security monitoring services, access control and fire detection systems, with annual revenues of approximately $110 million. The acquisition will complement the product offering of the pre-existing security integration businesses including HSM acquired in early 2007.

Also in July 2008, the Company completed the acquisition of Xmark Corporation (“Xmark”) for $47.1 million in cash. Xmark, headquartered in Canada, markets and sells radio frequency identification-based systems used to identify, locate and protect people and assets, with annual revenues of approximately $30 million. The acquisition expands the Company’s personal security business.

In October of 2008, the Company completed the acquisition of Generale de Protection (“GdP”) for $168.6 million in cash. GdP, headquartered in Vitrolles, France, is a leading provider of audio and video security monitoring services, primarily for small and mid-sized businesses located in France and Belgium. GdP’s annual revenues are approximately $87 million.

The Company also made eleven small acquisitions relating to its mechanical access systems, convergent security solutions, industrial healthcare storage and fastening businesses during 2008. These eleven acquisitions were completed for a combined purchase price of $74.6 million.

The total purchase price of $572.4 million reflects transaction costs and is net of cash acquired, amounts allocated to the assets acquired and liabilities assumed are based on their estimated fair values at the acquisition dates. Goodwill associated with the 2008 acquisitions that is deductible for income tax purposes amounts to $40.7 million. The purchase price allocations of these acquisitions are preliminary, mainly with respect to the finalization of intangible asset valuations, related deferred taxes, and certain other items.

The following table summarizes the estimated fair values of major assets acquired and liabilities assumed for the 2008 acquisitions in the aggregate:

(Millions of Dollars)	2008

Current assets, primarily accounts receivable and inventories	$72.3
Property, plant, and equipment	10.4
Goodwill	329.3
Trade names	21.1
Customer relationships	239.5
Technology	14.1
Other intangible assets	1.4
Other assets	8.7

Total assets	$696.8

Current liabilities	$74.4
Deferred tax liabilities and other	50.0

Total liabilities	$124.4

The weighted average useful lives assigned to the amortizable assets identified above are trade names — 10 years; customer relationships — 13 years; technology — 8 years; and other intangible assets — 1 year.

2007 ACQUISITIONS  The Company completed the acquisition of HSM Electronic Protection Services, Inc. (“HSM”) on January 16, 2007 for $546.1 million which was financed with debt and equity units as more fully described in Note  I, Long-Term Debt and Financing Arrangements. HSM is a market leader in the North American commercial security monitoring industry, with annual revenues of approximately $200 million. HSM has a stable customer base, an extensive North American field network and the second largest market share in the U.S. commercial monitoring market. The acquisition has served as a growth platform in the monitoring sector of the security industry.

The Company also made eight small acquisitions relating to its hydraulic, access technologies, industrial healthcare storage, mechanical access solutions and security integration businesses during 2007 for a combined purchase price of $100.1 million. Goodwill associated with the 2007 acquisitions that is deductible for tax purposes amounted to $104.9 million.

The total purchase price of $646.2 million for the 2007 acquisitions reflects transaction costs and is net of cash acquired. Amounts allocated to the assets acquired and liabilities assumed are based on their estimated fair values at the acquisition dates. Adjustments to reflect the fair value of the assets acquired and liabilities assumed are complete for all 2007 acquisitions.

The following table summarizes the fair values of major assets acquired and liabilities assumed for all 2007 acquisitions:

(Millions of Dollars)	2007
Current assets, primarily accounts receivable and inventories	$44.9
Property, plant, and equipment	10.7
Goodwill	386.4
Trade names	13.1
Customer relationships	227.3
Technology	1.9
Other intangible assets	1.0
Other assets	22.6

Total assets	$707.9

Current liabilities	$59.0
Deferred tax liabilities and other	2.7

Total liabilities	$61.7

The weighted average useful lives assigned to the amortizable assets identified above are trade names — 7 years; customer relationships — 15 years; technology — 8 years; and other intangible assets — 4 years.

PRO FORMA EARNINGS FOR ACQUISITIONS  The information for 2008, 2007 and 2006 set forth below reflects the pro forma consolidated results as if the 2008, 2007, and 2006 acquisitions had occurred at the beginning of 2006. Non-recurring expenses of the acquired companies have been eliminated, while the effects of the Company’s inventory step-up charges, increased intangible asset amortization expense, taxes and interest have been added to the results below.

Operating results for the acquisitions during these pre-acquisition periods were not necessarily indicative of future results.

(Millions of Dollars, except per share amounts) (Unaudited)	2008	2007	2006
Net sales	$4,659.5	$4,721.6	$4,480.7
Net earnings	$319.6	$340.4	$293.7
Diluted earnings per share	$4.00	$4.05	$3.51

G. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL  The changes in the carrying amount of goodwill by segment are as follows:

(Millions of Dollars)	Security	Industrial	CDIY	Total
Balance December 29, 2007	$911.1	$387.3	$214.1	$1,512.5
Acquisitions during the year	324.5	4.8	—	329.3
Foreign currency translation and other	(69.5)	(17.8)	(7.1)	(94.4)

Balance January 3, 2009	$1,166.1	$374.3	$207.0	$1,747.4

OTHER INTANGIBLE ASSETS  Other intangible assets at January 3, 2009 and December 29, 2007 were as follows:

	2008		2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(Millions of Dollars)	Amount	Amortization	Amount	Amortization

Amortized Intangible Assets — Definite lives
Patents and copyrights	$50.4	$(33.3)	$57.0	$(32.1)
Trade names	60.0	(26.2)	41.2	(20.7)
Customer relationships	661.6	(179.3)	446.9	(125.5)
Other intangible assets	54.1	(30.2)	41.9	(26.2)

Total	$826.1	$(269.0)	$587.0	$(204.5)

Total indefinite-lived trade names are $299.8 million at January 3, 2009 and $311.7 million at December 29, 2007. The decrease is attributable to foreign currency fluctuations.

Aggregate other intangible assets amortization expense by segment was as follows:

(Millions of Dollars)	2008	2007	2006

Security	$79.6	$65.5	$28.5
Industrial	8.0	6.8	5.0
CDIY	2.9	6.7	6.1

Consolidated	$90.5	$79.0	$39.6

Future amortization expense in each of the next five years amounts to $101.7 million for 2009, $86.1 million for 2010, $72.5 million for 2011, $59.1 million for 2012 and $49.4 million for 2013.

H.	ACCRUED EXPENSES

Accrued expenses at January 3, 2009 and December 29, 2007 were as follows:

(Millions of Dollars)	2008	2007

Payroll and related taxes	$107.6	$102.6
Restructuring costs	67.9	23.7
Trade allowances	65.0	79.3
Income and other taxes	40.6	39.1
Deferred revenue	34.7	33.6
Insurance and benefits	33.3	29.7
Other	158.9	142.9

Total	$508.0	$450.9

I.	LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-term debt and financing arrangements at January 3, 2009 and December 29, 2007 follow:

(Millions of Dollars)	Interest Rate	2008	2007
U.K. loan notes, payable on demand	UK Libor less 0.5%	$0.7	$1.3
ESOP loan guarantees, payable in varying monthly installments through 2009	6.1%	1.3	4.2
Industrial Revenue Bonds due in 2010	6.3-6.8%	—	5.6
Notes payable due in 2010	5.0%	199.9	199.8
Notes payable due in 2012	4.9%	208.4	200.0
Notes payable due in 2013	6.15%	257.2	—
Convertible notes payable due in 2012	3 month LIBOR less 3.5%	320.0	330.0
Notes payable due in 2045 (subordinated)	5.9%	415.7	450.1
Other, payable in varying amounts through 2013	0.0-6.6%	30.2	31.4

Total debt		$1,433.4	$1,222.4
Less: current maturities		13.9	10.3

Long-term debt		$1,419.5	$1,212.1

Aggregate annual maturities of long-term debt for each of the years from 2009 to 2013 are $13.9 million, $207.2 million, $5.7 million, $532.1 million and $258.8 million, respectively. Interest paid during 2008, 2007, and 2006 amounted to $78.9 million, $85.0 million and $70.3 million, respectively.

On February 27, 2008, the Company amended its credit facility to provide for an increase and extension of its committed credit facility to $800.0 million from $550.0 million. In May 2008, the Company’s commercial paper program was also increased to $800.0 million. The credit facility is designated as a liquidity back-stop for the Company’s commercial paper program. The amended and restated facility expires in February 2013.

Included in Short-term borrowings on the Consolidated Balance Sheets as of January 3, 2009 and December 29, 2007, is commercial paper of $205.7 million and $277.7 million, respectively. In addition, the Company has uncommitted short-term lines of credit with numerous banks aggregating $246.0 million, of which $233.7 million was available at January 3, 2009. Short-term arrangements are reviewed annually for renewal. The aggregate long-term and short-term lines amounted to $1.046 billion. The weighted average interest rates on short-term borrowings at January 3, 2009 and December 29, 2007 were 2.4% and 4.6%, respectively.

On September 29, 2008 the Company issued $250.0 million of unsecured Term Notes maturing October 1, 2013 (the “2013 Term Notes”) with fixed interest payable semi-annually, in arrears at a rate of 6.15% per annum. The 2013 Term Notes rank equally with all of the Company’s existing and future unsecured and unsubordinated debt. The Company received net proceeds of $248.0 million which includes a discount of $0.5 million to achieve a 6.15% interest rate and $1.5 million of fees associated with the transaction. The

Company used the net proceeds from the offering primarily to reduce borrowings under its existing commercial paper program. The $257.2 million of debt reported at January 3, 2009 reflects the unamortized balance of the $7.9 million gain from a December 2008 swap termination. This fixed-to-floating interest rate swap was entered into upon issuance of the 2013 Term Notes as detailed in Note J Financial Instruments. The 2013 Term Notes include a Change of Control Triggering Event that would apply should a Change of Control event (as defined in the Indenture governing the 2013 Term Notes) occur. The Company would be required to make an offer to repurchase, in cash, all of the outstanding 2013 Term Notes for a purchase price at 101.0% of the original principal amount, plus any accrued and unpaid interest outstanding up to the purchase date.

In May 2008, the Company entered into a fixed-to-floating interest rate swap on its $200.0 million notes payable due in 2012. The $8.4 million increase in the carrying value of the debt at January 3, 2009 pertains to the gain recognized upon termination of this swap in December 2008 as more fully discussed in Note J Financial Instruments.

Junior Subordinated Debt Securities

In November 2005, the Company issued $450.1 million of junior subordinated debt securities to The Stanley Works Capital Trust I (the “Trust”), with a 40-year term and a fixed initial coupon rate of 5.902% for the first five years. The Trust, which was not consolidated in accordance with Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46R”), obtained the funds it loaned to the Company through the capital market sale of $450.0 million of Enhanced Trust Preferred Securities (“ETPS”) and through the sale of $0.1 million in Trust Common Securities to the Company. The obligations, tenor and terms of the ETPS mirrored those of the junior subordinated debt securities. The securities may be redeemed after five years without penalty. If not redeemed after 5 years, the coupon rate will reset quarterly to 1.4% plus the highest of 3-month LIBOR, the 10-Year US Treasury CMT or the 30-Year US Treasury CMT, limited to a maximum rate of 13.25%. Net proceeds of the issuance were used to partially finance the acquisitions of Facom (January 1, 2006) and National (November 30, 2005).

In October 2008, the Company repurchased $34.3 million of the ETPS for $24.9 million in cash, and in December 2008 the Trust was dissolved. Upon the dissolution of the Trust, the $0.1 million investment in the unconsolidated Trust was unwound with a corresponding reduction in debt. Additionally the Company caused the remaining $415.7 million of junior subordinated debt securities held by the Trust to be distributed to the holders of ETPS in exchange for the ETPS upon dissolution of the Trust. A pre-tax gain of $9.4 million was recognized in Other-net in the Statement of Operations pertaining to the partial extinguishment of this debt.

Financing of the January 2007 HSM Acquisition

During 2007, the Company initially funded the $546.1 million HSM acquisition with a combination of short-term borrowings and cash. A $500.0 million 364-day revolving credit bridge facility was entered into on January 8, 2007, of which $130.0 million was utilized to acquire HSM; the remainder of the HSM purchase price was funded through commercial paper borrowings and cash.

On March 20, 2007, the Company completed two security offerings: “Equity Units”, which consisted of $330.0 million of convertible debt and $330.0 million of forward stock purchase contracts and $200.0 million of unsecured notes (the “2010 Term Notes”) . With respect to the $860.0 million in offerings, the Company will not receive the $330.0 million cash pertaining to the forward stock purchase contracts until May 2010. The $488.1 million net cash proceeds of these offerings and the related financial instruments described below were used to pay down the short-term bridge facility and commercial paper borrowings.

The 2010 Term Notes mature March 15, 2010 with fixed interest payable semi-annually, in arrears at a rate of 5.0% per annum and rank equally with other unsecured and unsubordinated debt of the Company. The $199.7 million of debt recorded at issuance reflects a $0.3 million discount to achieve a 5.0% fixed interest rate. The Company received proceeds from the 2010 Term Notes of $198.9 million net of this discount and underwriters fees; this $1.1 million in discount and fees will be amortized to expense over the three year term.

The 2010 Term Notes include a change in control provision (“Change in Control Provision”) that would apply in the event there is a Change in Control (as defined in the Indenture governing the 2010 Term Notes) and the 2010 Term Notes are rated below investment grade. The Change in Control Provision provides investors with the right to require the Company to repurchase all or any part of their 2010 Term Notes in cash at a price equal to 100.0% of the principal amount plus accrued and unpaid interest.

Equity Units:  On March 20, 2007, the Company issued 330,000 Equity Units, each with a stated value of $1,000. The Equity Units are comprised of a senior convertible note (a “Convertible Note”) and a forward common stock purchase contract (an “Equity Purchase Contract”). The Company received $320.1 million in cash proceeds from the Equity Units offering, net of underwriting fees, and recorded $330.0 million in long-term debt for the Convertible Notes. These proceeds were used to repay short-term borrowings and, along with $18.8 million in proceeds from the sale of stock warrants, to fund the $49.3 million cost of the convertible notes hedge as more fully described below.

In November 2008, the Company repurchased $10.0 million of the Equity Units for $5.3 million in cash (the “$10 Million Repurchase”). To properly account for the transaction, the Equity Unit elements were bifurcated as essentially the Company paid $10.0 million to extinguish the Convertible Notes and received $4.7 million from the seller to settle its obligation under the Equity Purchase Contracts. As further detailed below, the Equity Purchase Contracts obligated the holder to purchase shares of the Company’s common stock at a minimum purchase price of approximately $54.45 per share on May 17, 2010. At the repurchase date, the Company’s common stock had a closing market value of $25.38. The remaining liability for Contract Adjustment Payment fees associated with the $10.0 million of settled Equity Purchase Contracts was reversed, resulting in an increase to equity of $0.7 million. The related $10.0 million in Convertible Note Hedges (the “Bond Hedge”) and Stock Warrants were unwound with a nominal impact to equity. As a result of the $10 Million Repurchase, there was an insignificant gain recorded in earnings and a net increase in equity of $5.4 million.

Equity Purchase Contracts:

The Equity Purchase Contracts obligate the holders to purchase on May 17, 2010, newly issued shares of the Company’s common stock for $320.0 million in cash. A maximum of 5.9 million shares of common stock may be issued on the May 17, 2010 settlement date, subject to adjustment for standard anti-dilution provisions. Equity Purchase Contract holders may elect to settle their obligation early, in cash. The Convertible Notes, described further below, are pledged as collateral to guarantee the holders’ obligations to purchase common stock under the terms of the Equity Purchase Contracts. The agreed upon number of shares that each Equity Purchase Contract holder must purchase is called the “settlement amount”. The settlement amount is equal to the sum of the daily settlement amounts determined over a 20 consecutive trading day period (the “observation period”) ending on and including the third trading day prior to the purchase contract settlement date. The settlement amount may be affected by standard anti-dilution protection provisions in the Equity Purchase Contracts or a cash merger. In effect, the Company will receive a minimum purchase price from investors of approximately $54.45 per share. The daily settlement amount for each trading day during the observation period is calculated as follows:

•	if the applicable market value of the Company’s common stock on that trading day is less than or equal to $54.45 (the “reference price”), the daily settlement amount for that trading day will be 0.9183 shares of the Company’s common stock; and

•	if the applicable market value of the Company’s common stock on that trading day is greater than the reference price, the daily settlement amount for that trading day will be a number of shares of the Company’s common stock equal to $50 divided by the applicable market value, rounded to the nearest ten thousandth share.

Holders of the Equity Purchase Contract are paid a quarterly contract adjustment payment (“Contract Adjustment Payment”) of 5.125% per annum, and the first payment thereof was made August 17, 2007. The $49.6 million present value of the Contract Adjustment Payments reduced Shareowners’ Equity at inception. As each quarterly Contract Adjustment Payment is made, the related liability will be relieved with the difference between the cash payment and the present value of the Contract Adjustment Payment recorded as interest expense (at inception approximately $3.9 million accretion over the three year term). Due to the $10 Million Repurchase, $0.7 million in remaining liability for the related Contract Adjustment Payments was reversed. At January 3, 2009 the liability reported for the Contract Adjustment Payments amounted to $22.9 million.

Convertible Notes:

The $320.0 million Convertible Notes currently outstanding have a five-year maturity and are due May 17, 2012. At maturity, the Company is obligated to repay the principal in cash, and may elect to settle the conversion option value, if any, as detailed further below, in either cash or shares of the Company’s common stock. The Convertible Notes bear interest at an annual rate of 3-month LIBOR minus 3.5%, reset quarterly (but never less than zero), and initially set at 1.85%. Interest is payable quarterly commencing August 17, 2007. The Convertible Notes are unsecured general obligations and rank equally with all of the Company’s other unsecured and unsubordinated debt. The Convertible Notes are pledged as collateral to guarantee the holders’ obligations to purchase common stock under the terms of the Equity Purchase Contract described above.

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

The conversion premium for the Convertible Notes is 19.0%, equivalent to the initial conversion price of $64.80 based on the $54.45 value of the Company’s common stock at the date of issuance. Upon conversion on May 17, 2012 (or a cash merger event), the Company will deliver to each holder of the Convertible Notes $1,000 cash for the principal amount of the note. Additionally at conversion, to the extent, if any, that the conversion option is “in the money”, the Company will deliver, at its election, either cash or shares of the Company’s common stock based on an initial conversion rate of 15.4332 shares (equivalent to the initial conversion price set at $64.80) and the applicable market value of the Company’s common stock. The ultimate conversion rate may be increased above 15.4332 shares in accordance with standard anti-dilution provisions applicable to the Convertible Notes or in the event of a cash merger. An increase in the ultimate conversion rate will apply if the Company increases the per share common stock dividend rate during the five year term of the Convertible Notes; accordingly such changes to the conversion rate are within the Company’s control under its discretion regarding dividends it may declare. Also, the holders may elect to accelerate conversion, and “make whole” adjustments to the conversion rate may apply, in the event of a cash merger or “fundamental change”. Subject to the foregoing, if the market value of the Company’s common shares is below the conversion price at conversion, (initially set at a rate equating to $64.80 per share), the conversion option would be “out of the money” and the Company would have no obligation to deliver any consideration beyond the $1,000 principal payment required under each of the Convertible Notes. To the extent, if any, that the conversion option of the Convertible Notes becomes “in the money” in any interim period prior to conversion, there will be a related increase in diluted shares outstanding utilized in the determination of the Company’s diluted earnings per share in accordance with the treasury stock method prescribed by SFAS No. 128, Earnings Per Share.

Convertible Notes Hedge:  In order to offset the common shares that may be deliverable pertaining to the previously discussed conversion option feature of the Convertible Notes, the Company entered into Bond Hedges with certain major financial institutions. The Company paid the financial institutions a premium of

$49.3 million for the Bond Hedge which was recorded, net of $14.0 million of anticipated tax benefits, as a reduction of Shareowners’ Equity. The terms of the Bond Hedge mirror those of the conversion option feature of the Convertible Notes such that the financial institutions may be required to deliver shares of the Company’s common stock to the Company upon conversion at its exercise in May 2012. To the extent, if any, that the conversion option feature becomes “in the money” during the five year term of the Convertible Notes, diluted shares outstanding will increase accordingly. Because the Bond Hedge is anti-dilutive, it will not be included in any diluted shares outstanding computation prior to its maturity. However, at maturity of the Convertible Notes and the Bond Hedge in 2012, the aggregate effect of these instruments is that there will be no net increase in the Company’s common shares.

Stock Warrants:  Simultaneously, the Company issued 5,092,956 of unregistered common stock warrants (“Stock Warrants”) to financial institutions for $18.8 million. The cash proceeds received were recorded as an increase to Shareowners’ Equity. The Stock Warrants are exercisable during the period August 17, 2012 through September 28, 2012, and have a strike price of $87.12 established at 160.0% of the market value of $54.45 on the issuance date. The Stock Warrants will be net share settled and are deemed to automatically be exercised at their expiration date if they are “in the money” and were not previously exercised. The strike price for the Stock Warrants may be adjusted for increases to the Company’s dividend rate per share, or special dividends, if any, that occur during their five year term (consistent with the standard anti-dilution provisions discussed earlier with respect to the conversion spread on the Convertible Notes). In the event the Stock Warrants become “in the money” during their five year term due to the market value of the Company’s common stock exceeding the $87.12 strike price, there will be a related increase in diluted shares outstanding utilized in the determination of the Company’s diluted earnings per share. In November 2008, 154,332 Stock Warrants were repurchased from the financial institutions at a cost of $.15 per warrant, pertaining to the previously mentioned $10 Million Repurchase. As a result, there were 4,938,624 Stock Warrants Outstanding as of January 3, 2009.

J.	FINANCIAL INSTRUMENTS

The Company’s objectives in using debt and foreign currency related financial instruments are to obtain the lowest cost source of funds within a targeted range of variable to fixed-rate debt proportions, to better match financial obligations to sources of operating cash flows, and to minimize the foreign exchange risks arising from cross-border cash flows. To meet these risk management objectives, the Company enters into interest rate swap and currency swap agreements, purchased currency options and foreign exchange contracts. Derivative instruments are not employed for speculative purposes and are recognized in the Consolidated Balance Sheets at fair value. If the Company elects to do so, hedge accounting is applied based on the criteria specified in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”(as amended) whereby management designates its derivative instruments as cash flow hedges, fair value hedges or net investment hedges.

CASH FLOW HEDGES  Foreign exchange forward contracts are used to hedge multi-currency inter-company and trade cash flows expected to occur generally over a twelve to eighteen month period. The objective of these instruments is to minimize the impact of foreign currency fluctuations on operating results. In addition, interest rate swaps are utilized to manage the mix of fixed versus floating rate liabilities.

Forward contracts:  The Company has entered into foreign exchange forward contracts denominated in Australian dollars, Canadian dollars, Chinese renminbi, euros, Great Britain pounds, Polish zloty, Taiwanese dollars, and Thai bhat. At January 3, 2009 and December 29, 2007 the notional value of forward contracts designated as cash flow hedges and hedging inter-company transactions totaled $85.9 million and $206.3 million, respectively. The aggregate fair value of these contracts is a loss of $1.5 million that is recorded in Other current assets and Accrued expenses in the Consolidated Balance Sheet. The pre-tax amount recorded in Accumulated other comprehensive income related to forwards designated as cash flow hedges as of January 3, 2009 is $5.3 million. These amounts are expected to be reclassified into earnings over the next 12 months as the underlying hedged transactions affect earnings.

Interest rate swaps:  In December 2008, the Company terminated its lease and purchased one of its major distribution centers. In conjunction with the termination of the lease, the Company also terminated the interest rate swap used to exchange the floating rate rental liability to a fixed rental liability. The interest rate swap had a notional amount of $14.9 million and resulted in an immaterial gain upon termination.

In March 2007, concurrent with the issuance of the Equity Units, the Company executed interest rate swaps with an aggregate notional amount of $330.0 million to convert the floating rate coupon on the Convertible Notes (LIBOR less 350 basis points) to a fixed rate coupon (1.43%) for a period of three years. In November 2008, the Company repurchased $10 million of the Equity Units and reduced the amount of the interest rate swap by the corresponding amount to ensure that the notional amounts of the derivative and the underlying continued to match. At January 3, 2009, the aggregate fair value of the outstanding interest rate swaps is a net loss of $6.6 million as reflected in Accrued expenses and Other Liabilities in the Consolidated Balance Sheet.

In 2005 the Company entered into a thirty year floating to fixed interest rate swap with a notional value of $150.0 million. The swap hedged the interest rate exposure associated with the forecasted refinancing of the $150.0 million 3.5% bonds maturing November 2007. During 2006 the swap was terminated, resulting in a $5.9 million gain before tax. The termination of this financial instrument was consistent with the Company’s risk management objective to obtain the lowest cost source of funds within a targeted range of variable to fixed rate interest rate proportions. The gain arising from the swap termination was reflected in Accumulated other comprehensive income in the Consolidated Balance Sheet during 2006. In November 2007, upon the maturity of the bonds linked to the associated hedged interest rate exposure, $5.0 million of the gain was reclassified out of Accumulated other comprehensive income and recorded as a gain in Other-net in the Consolidated Statement of Operations. The remaining $0.9 million in Accumulated other comprehensive income will be amortized as a reduction to interest expense through May 2012.

Cross currency swaps:  The Company and its subsidiaries have entered into various inter-company transactions whereby the notional values are denominated in currencies other than the functional currencies of the party executing the trade (United States dollar and euro). In order to better match the cash flows of its inter-company obligations with cash flows from operations, the Company enters into cross currency swaps. At January 3, 2009, the aggregate fair value of the Company’s cross currency swaps that were designated as cash flow hedges was a net loss of $21.4 million as reflected in Accrued expenses and Other liabilities in the Consolidated Balance Sheet. The swaps have an aggregate United States dollar notional value of $150.0 million and maturity dates in November 2010. In December 2008, the Company made a payment of $13.4 million related to the termination of a $90.5 million cross currency swap hedging an affiliate loan. The termination had a nominal impact to the Company’s earnings.

For derivative instruments that are so designated at inception and qualify as cash flow hedges, the Company records the effective portions of the gain or loss on the derivative instrument in Accumulated other comprehensive income, a separate component of Shareowners’ Equity, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss, if any, is immediately recognized in the same caption where the hedged items are recognized in the Consolidated Statements of Operations, generally Other-net. There is a $4.8 million after-tax gain reported for cash flow hedge effectiveness in Accumulated other comprehensive income as of January 3, 2009. Of this amount $4.6 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next 12 months, with the remainder through 2010. The ultimate amount recognized will vary based on fluctuations of the hedged currencies (Australian dollar, Canadian dollar, Chinese renminbi, euro, Great Britain pound, Polish zloty, Taiwanese dollar, Thai baht and United States dollar) through the maturity dates. During 2008, 2007, and 2006, $42.9 million, $(31.7) million, and $25.7 million, respectively, pertaining to cash flow hedges, was reclassified from Accumulated other comprehensive income into earnings, during the periods in which the underlying hedged transactions affected earnings; due to the effectiveness of these instruments in matching the underlying on a net basis there was no significant earnings impact.

FAIR VALUE HEDGES  For derivative instruments that are designated and qualify as fair value hedges, the Company recognizes the gain or loss on the derivative instrument in earnings in the same caption where the offsetting gain or loss on the hedged item is recognized in the current period.

Interest rate swaps:  In an effort to continue to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, in May 2008 and November 2008 the Company entered into interest rate swaps with notional values which equaled the Company’s $200.0 million 4.9% notes due November 2012 and $250.0 million 6.15% notes due 2013. The interest rate swaps effectively converted the Company’s fixed rate debt to floating rate debt based on LIBOR, thereby hedging the fluctuation in the fair value resulting from changes in interest rates. The changes in fair value of the interest rate swaps were recognized in earnings as well as the offsetting changes in fair value of the underlying notes.

In December 2008, the Company terminated both interest rate swaps resulting in pre-tax gains of $16.5 million which was offset by the fair value adjustment to the carrying value of the underlying notes. At January 3, 2009 the carrying amounts of the $200.0 million and $250.0 million notes were increased by $8.4 million and $7.7 million respectively, related to this adjustment and will be amortized over the remaining term of the notes as a reduction of interest expense. The swaps were highly effective and, accordingly, no amount is recorded for ineffectiveness in the Consolidated Statement of Operations.

Cross currency swaps:  During 2008, the Company elected to discontinue the practice of designating cross currency swaps as fair value hedges. Previously designated cross currency swaps were dedesignated, and new cross currency swaps are undesignated. There was minimal impact to the Company’s financial statements resulting from this policy change.

NET INVESTMENT HEDGE   The Company utilizes net investment hedges to offset the translation adjustment arising from remeasuring its investment in the assets, liabilities, revenues, and expenses of its foreign subsidiaries. For derivative instruments that are designated and qualify as net investment hedges, the Company records the effective portion of the gain or loss on the derivative instrument in Accumulated other comprehensive income. The Company had cross currency swaps and foreign exchange contracts denominated in Great Britain pounds and euro with an aggregate United States dollar notional value of $281.6 million to hedge its net investments of certain Great Britain pound and euro denominated assets. During the fourth quarter 2008, these contracts were terminated and resulted in gains of $19.1 million that will remain in Accumulated other comprehensive income until the underlying assets are disposed of. In order to continue to offset the translation adjustment of its net investment in euro assets, in December 2008 the Company entered into a foreign exchange contract to hedge its net investment on euro assets. The contract has a notional value $223.4 million United States dollars, and a maturity of February 2010. At January 3, 2009, the fair value of this contract was a loss of $20.7 million and is recorded in Other liabilities in the Consolidated Balance Sheet and the pre-tax loss on the net investment hedge included in Accumulated other comprehensive income is $20.7 million.

UNDESIGNATED HEDGES  Cross currency swaps and foreign exchange forward contracts are used to reduce exchange risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (i.e. affiliate loans, payables, receivables). The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results.

At January 3, 2009 and December 29, 2007, the notional amount of forward contracts hedging inter-company transactions totaled $203.9 million. These foreign exchange forward contracts are denominated in the Australian dollar, Canadian dollar, Czech koruna, Danish krone, euro, Japanese yen, Great Britain pound, Mexican peso, New Zealand dollar, Polish zloty, South African rand, Swiss franc, Swedish krona, Taiwanese dollar and Thai baht. The contracts mature in less than one year. The aggregate fair value of these forward contracts is a $3.8 million gain that is recorded in Other current assets and Accrued expenses in the Consolidated Balance Sheet.

At January 3, 2009, the notional amount of cross currency swaps hedging inter-company transactions totaled $259.3 million. These swaps are denominated in Canadian dollars, euros, Great Britain pounds and United States dollars. The contracts have maturities ranging January 2009 to September 2010. The aggregate fair value of these contracts is a net loss of $6.0 million that is recorded in Other currents assets, Accrued expenses, Other assets and Other liabilities in the Consolidated Balance Sheet.

HEDGE EFFECTIVENESS  For forward contracts and cross currency swaps designated as cash flow, fair value or net investment hedges, the Company measures hedge effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. The ineffective portion, if any, of the hedge is recognized in earnings immediately. Hedge ineffectiveness was negligible for 2008, 2007, and 2006.

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

The carrying values and fair values of the Company’s financial instruments at January 3, 2009 and December 29, 2007 follow:

	2008		2007
	Carrying		Carrying	Fair
(Millions of Dollars, (asset)/liability)	Value	Fair Value	Value	Value
Long Term Debt, Including Current Portion	$1,433.4	$1,106.5	$1,222.4	$1,152.0
Undesignated Hedges:
Forward Contracts	(3.8)	(3.8)	(0.9)	(0.9)
Cross currency swaps	6.0	6.0
Cash Flow Hedges:
Forward contracts	1.5	1.5	(5.4)	(5.4)
Interest rate swaps	6.6	6.6	6.1	6.1
Cross currency swaps	21.4	21.4	68.0	68.0
Fair Value Hedges:
Cross currency swaps	-	-	(0.8)	(0.8)
Net Investment Hedges:
Cross currency swaps	-	-	14.5	14.5
Forward contracts	20.7	20.7	-	-

Total Financial Instruments	$1,485.8	$1,158.9	$1,303.9	$1,233.5

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

WEIGHTED-AVERAGE SHARES OUTSTANDING Weighted-average shares outstanding used to calculate basic and diluted earnings per share for each year were as follows:

	2008	2007	2006
Basic earnings per share, weighted-average shares outstanding	78,897,131	82,312,724	81,866,241
Dilutive effect of stock options and awards	977,017	1,732,848	1,838,131

Diluted earnings per share, weighted-average shares outstanding	79,874,148	84,045,572	83,704,372

As further detailed in Note I, Long-Term Debt and Financing Arrangements, in March 2007, the Company issued warrants to purchase up to 5,092,956 shares of its common stock with a strike price of $87.12 which are anti-dilutive since the strike price of the warrants is greater than the market price of the Company’s common stock. There were 4,938,624 warrants outstanding at January 3, 2009 reflecting cancellations pertaining to the $10.0 million of Equity Units repurchased in November, 2008.

The following weighted-average stock options and warrants to purchase the Company’s common stock were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive.

	2008	2007	2006
Number of stock options (in thousands)	2,101	824	738
Number of stock warrants (in thousands)	5,069	3,918	-

COMMON STOCK SHARE ACTIVITY  Common stock share activity for 2008, 2007 and 2006 was as follows:

	2008	2007	2006
Outstanding, beginning of year	80,378,787	81,841,627	83,791,129
Issued from treasury	737,698	2,323,973	2,076,722
Returned to treasury	(2,240,451)	(3,786,813)	(4,026,224)

Outstanding, end of year	78,876,034	80,378,787	81,841,627

COMMON STOCK RESERVED Common stock shares reserved for issuance under various employee and director stock plans at January 3, 2009 and December 29, 2007 are as follows:

	2008	2007
Employee stock purchase plan	3,216,631	3,278,892
Other stock-based compensation plans	3,061,491	3,894,296

Total	6,278,122	7,173,188

PREFERRED STOCK PURCHASE RIGHTS  Each outstanding share of common stock has a one share purchase right. Each purchase right may be exercised to purchase one two-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $220.00, subject to adjustment. The rights, which do not have voting rights, expire on March 10, 2016, and may be redeemed by the Company at a price of $0.01 per right at any time prior to the tenth day following the public announcement that a person has acquired beneficial ownership of 15% or more of the outstanding shares of common stock. In the event that the Company is acquired in a merger or other business combination transaction, provision shall be made so that each holder of a right (other than a holder who is a 14.9%-or-more shareowner) shall have the right to receive, upon exercise thereof, that number of shares of common stock of the surviving Company having a market value equal to two times the exercise price of the right. Similarly, if anyone becomes the beneficial owner of more than 15% of the then outstanding shares of common stock (except pursuant to an offer for all outstanding shares of common stock which the independent directors have deemed to be fair and in the best interest of the Company), provision will be made so that each holder of a right (other than a holder who is a 14.9%-or-more shareowner) shall thereafter have the right to receive, upon exercise thereof, common stock (or, in certain circumstances, cash, property or other securities of the Company) having a market value equal to two times the exercise price of the right. At January 3, 2009, there were 78,876,034 outstanding rights.

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

Stock Options:  Stock options are granted at the fair market value of the Company’s stock on the date of grant and have a 10 year term. Generally, stock option grants vest ratably over four years from the date of grant.

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

The number of stock options and weighted-average exercise prices follows:

	2008		2007		2006
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of year	7,053,899	$37.83	8,456,508	$36.31	9,559,604	$34.06
Granted	849,360	33.73	743,000	53.11	934,000	50.44
Exercised	(400,972)	31.44	(1,820,355)	36.10	(1,817,695)	31.44
Forfeited	(420,063)	48.31	(325,254)	42.99	(219,401)	37.71

Outstanding, end of year	7,082,224	$37.08	7,053,899	$37.83	8,456,508	$36.31

Exercisable, end of year	5,368,989	$35.30	5,114,357	$33.46	5,619,112	$32.88

At January 3, 2009, the range of exercise prices on outstanding stock options was $19.34 to $63.04. Stock option expense was $4.9 million, $8.6 million and $8.2 million for the years ended January 3, 2009, December 29, 2007 and December 30, 2006, respectively.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2008, 2007 and 2006, respectively: dividend yield of 3.8%, 2.4% and 2.4%; expected volatility of 45.0%, 28.0%, 26.0%; and risk-free interest rates of 1.8%, 3.6%, 4.2%. An expected life of 5 years was used in each period and a weighted average vesting period of 2.0 years in 2008, 2.5 years in 2007 and 2.3 years in 2006. The weighted average fair value of stock options granted in 2008, 2007 and 2006 was $9.25, $12.15, and $12.03, respectively.

At January 3, 2009, the Company had $15.3 million of unrecognized pre-tax compensation expense for stock options. This expense will be recognized over the remaining vesting periods which are 2.0 years on a weighted average basis.

During 2008, the Company received $12.6 million in cash from the exercise of stock options. The related tax benefit from the exercise of these options is $2.5 million. During 2008, 2007 and 2006 the total intrinsic value of options exercised was $6.8 million, $37.9 million and $35.5 million, respectively. When options are exercised, the related shares are issued from treasury stock.

SFAS 123R requires the benefit arising from tax deductions in excess of recognized compensation cost to be classified as a financing cash flow rather than as an operating cash flow as all such tax benefits were classified under earlier accounting guidance. To quantify the recognized compensation cost on which the excess tax benefit is computed, both actual compensation expense recorded following the adoption of SFAS 123R and pro-forma compensation cost reported in disclosures under the previous SFAS 123 standard in earlier periods is considered. An excess tax benefit is generated on the extent to which the actual gain, or spread, an optionee receives upon exercise of an option exceeds the fair value determined at the grant date; that excess spread over the fair value of the option times the applicable tax rate represents the excess tax benefit. In 2008 and 2007, the Company reported $3.8 million and $8.6 million, respectively, of excess tax benefits as a financing cash flow.

Outstanding and exercisable stock option information at January 3, 2009 follows:

	Outstanding Stock Options
		Weighted-average		Exercisable Stock Options
		Remaining	Weighted-average		Weighted-average
Exercise Price Ranges	Options	Contractual Life	Exercise Price	Options	Exercise Price
$30.00 and below	831,592	1.51	$22.39	831,592	$22.39
$30.01 – 45.00	4,380,690	4.65	34.25	3,555,330	34.45
$45.01 – higher	1,869,942	7.80	50.26	982,067	49.32

	7,082,224	5.12	$37.08	5,368,989	$35.30

Compensation cost for new grants is recognized on a straight-line basis over the vesting period. The expense for retirement eligible employees (those aged 55 and over and with 10 or more years of service) is recognized by the date they became retirement eligible, as such employees may retain their options for the 10 year contractual term in the event they retire prior to the end of the vesting period stipulated in the grant.

Employee Stock Purchase Plan:  The Employee Stock Purchase Plan (“ESPP”) enables substantially all employees in the United States and Canada to subscribe at any time to purchase shares of common stock on a monthly basis at the lower of 85% of the fair market value of the shares on the grant date ($48.85 per share for fiscal year 2008 purchases) or 85% of the fair market value of the shares on the last business day of each month. A maximum of 6,000,000 shares are authorized for subscription. During 2008, 2007 and 2006 shares totaling 62,261, 68,848 and 64,590, respectively, were issued under the plan at average prices of $37.31, $44.33 and $39.26 per share, respectively and the intrinsic value of the ESPP purchases was $0.4 million, $0.8 million and $0.6 million respectively. For 2008, the Company received $2.3 million in cash from ESPP purchases, and there is no related tax benefit. The fair value of ESPP shares was estimated using the Black Scholes option pricing model. ESPP compensation cost is recognized ratably over the one year term based on actual employee stock purchases under the plan. The fair value of the employees’ purchase rights under the ESPP was estimated using the following assumptions for 2008, 2007 and 2006, respectively: dividend yield of 3.7%, 2.2% and 2.4%; expected volatility of 28.0%, 22.0% and 23.0%; risk-free interest rates of 0.3%, 4.4% and 4.3%; and expected lives of one year. The weighted average fair value of those purchase rights granted in 2008, 2007 and 2006 was $6.59, $10.95 and $9.70, respectively.

Restricted Share Units:  Compensation cost for restricted share units, including restricted shares granted to French employees in lieu of RSU’s, (collectively “RSU’s”) granted to employees is recognized ratably over the vesting term, which varies but is generally 4 years. RSU grants totaled 241,036 shares, 228,125 shares and 169,675 shares in 2008, 2007 and 2006, respectively. The weighted-average grant date fair value of RSU’s granted in 2008, 2007 and 2006 was $35.28, $49.13 and $49.28 per share, respectively. Total compensation expense recognized for RSU’s amounted to $6.3 million, $7.6 million and $4.1 million, respectively; and the related tax benefit recorded was $2.1 million, $2.2 million and $1.0, respectively, in 2008, 2007 and 2006. As of January 3, 2009, unrecognized compensation expense for RSU’s amounted to $15.8 million and this cost will be recognized over a weighted-average period of 1.9 years.

A summary of non-vested restricted stock unit activity as of January 3, 2009, and changes during the twelve month period then ended is as follows:

		Weighted Average
	Restricted Share	Grant
	Units	Date Fair Value
Non-vested at December 29, 2007	406,723	$48.68
Granted	241,036	35.28
Vested	(122,043)	47.46
Forfeited	(44,845)	47.17

Non-vested at January 3, 2009	480,871	$42.55

The total fair value of shares vested (market value on the date vested) during 2008, 2007 and 2006 was $4.4 million, $5.1 million and $5.2 million, respectively.

Additionally, non-employee members of the Board of Directors received restricted share-based grants which must be cash settled and accordingly mark-to-market accounting is applied. The after-tax expense recognized for such grants amounted to $0.2 million in 2008, $0.4 million in 2007, and $0.5 million in 2006.

Long-Term Performance Awards:

Cyclical 3-year Plans:  The Company has granted Long Term Performance Awards (“LTIPs”) under its 1997 and 2001 Long Term Incentive Plans to senior management employees for achieving Company performance measures, specifically earnings per share and return on capital employed. Awards are payable in shares of common stock, which may be restricted if the employee has not achieved certain stock ownership levels, and generally no award is made if the employee terminates employment prior to the payout date. There are three award cycles in progress: one for the three year period ending in December, 2008, the second for the three year period ending in December, 2009, and the third for the three year period ending in December, 2010. The ultimate issuance of shares, if any, is determined based on performance in the final year of the cycle. Based on performance in fiscal 2008, a total of 27,031 shares will be issued to senior management in 2009.

Special Bonus Program:  In 2007, the Company adopted a special bonus program under its 1997 Long Term Incentive Plan. The program provides senior managers the opportunity to receive stock in the event certain working capital turn objectives are achieved by December 31, 2009 and sustained for a period of at least six months. The ultimate issuances of shares, if any, will be determined based on performance during the performance period.

Expense recognized for the various performance-contingent grants amounted to $1.9 million in 2008, $1.5 million in 2007 and $7.4 million in 2006. In the event performance goals are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. A summary of the activity pertaining to the maximum number of shares that may be issued under both the Cyclical 3-year Plans and the Special Bonus Program is as follows:

		Weighted Average Grant
	Share Units	Date Fair Value
Non-vested at December 29, 2007	472,519	$48.14
Granted	238,068	44.22
Vested	(110,033)	48.61
Forfeited	(30,751)	50.25

Non-vested at January 3, 2009	569,803	$49.50

L. ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) at the end of each fiscal year was as follows:

(Millions of Dollars)	2008	2007	2006
Currency translation adjustment	$(66.6)	$99.3	$(8.3)
Pension loss, net of tax	(83.0)	(42.2)	(68.9)
Fair value of net investment hedge effectiveness, net of tax	(6.6)	(14.5)	(9.0)
Fair value of cash flow hedge effectiveness, net of tax	4.8	5.1	4.4

Accumulated other comprehensive income (loss)	$(151.4)	$47.7	$(81.8)

M. EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”)  Substantially all U.S. employees may contribute from 1% to 15% of their eligible compensation to a tax-deferred 401(k) savings plan, subject to restrictions under tax laws. Employees generally direct the investment of their own contributions into various investment funds. An employer match benefit is provided under the plan equal to one-half of each employee’s tax-deferred contribution up to the first 7% of their compensation. Participants direct the entire employer match benefit such that no participant is required to hold the Company’s common stock in their 401(k) account. The employer match benefit totaled $10.4 million, $8.4 million and $7.9 million, in 2008, 2007 and 2006, respectively.

In addition, approximately 4,100 U.S. salaried and non-union hourly employees receive a non-contributory benefit under the Cornerstone plan. Cornerstone benefit allocations range from 3% to 9% of eligible employee compensation based on age. Approximately 1,300 U.S. employees receive an additional average 1.7% contribution actuarially designed to replace previously curtailed pension benefits. Allocations for benefits earned under the Cornerstone plan were $15.6 million in 2008, $13.8 million in 2007, and $13.2 million in 2006. Assets held in participant Cornerstone accounts are invested in target date retirement funds which are age-based mix of investments.

Shares of the Company’s common stock held by the ESOP were purchased with the proceeds of external borrowings in 1989 and borrowings from the Company in 1991 (“1991 internal loan”). The external ESOP borrowings are guaranteed by the Company and are included in long-term debt. Shareowners’ equity reflects a reduction equal to the cost basis of unearned (unallocated) shares purchased with the internal and the external borrowings.

The Company accounts for the ESOP under Statement of Position (“SOP”) 76-3, “Accounting Practices for Certain Employee Stock Ownership Plans”, as affected by the Emerging Issues Task Force (“EITF”) 89-8, “Expense Recognition for Employee Stock Ownership Plans.” Net ESOP activity recognized is comprised of the cost basis of shares released, the cost of the aforementioned Cornerstone and 401(k) match defined contribution benefits, interest expense on the external 1989 borrowing, less the fair value of shares released and dividends on unallocated ESOP shares. Net ESOP expense was $10.6 million in 2008, $1.6 million in 2007 and $2.4 million in 2006. ESOP expense is affected by the market value of the Company’s common stock on the monthly dates when shares are released. The market value of shares released averaged $43.65 per share in 2008, $56.04 per share in 2007 and $49.28 in 2006.

Unallocated shares are released from the trust based on current period debt principal and interest payments as a percentage of total future debt principal and interest payments. Dividends on both allocated and unallocated shares may be used for debt service and to credit participant accounts for dividends earned on allocated shares. Dividends paid on the shares acquired with the 1991 internal loan were used solely to pay internal loan debt service in all periods. Dividends on ESOP shares, which are charged to shareowners’ equity as declared, were $9.7 million in 2008, $11.0 million in 2007 and $11.7 million in 2006. Dividends on ESOP shares were utilized entirely for debt service in all years. Interest costs incurred by the ESOP on the 1989 external debt in 2008, 2007 and 2006 were $0.2 million, $0.3 million and $0.3 million, respectively. Interest costs incurred by the ESOP on the 1991 internal loan, which have no earnings impact, were $8.4 million, $8.7 million and $9.2 million for 2008, 2007, and 2006, respectively. Both allocated and unallocated ESOP shares are treated as outstanding for purposes of computing earnings per share. As of January 3, 2009, the number of ESOP shares allocated to participant accounts was 3,630,455 and the number of unallocated shares was 4,704,184. At January 3, 2009, there were 30,475 released shares in the ESOP trust holding account pending allocation. The Company made cash contributions to the ESOP totaling $15.6 million in 2008, $11.7 million in 2007 and $11.2 million in 2006.

PENSION AND OTHER BENEFIT PLANS  The Company sponsors pension plans covering most domestic hourly and certain executive employees, and approximately 4,300 foreign employees. Benefits are generally based on salary and years of service, except for U.S. collective bargaining employees whose benefits are based on a stated amount for each year of service.

The Company contributes to multi-employer plans for certain collective bargaining U.S. employees. In addition, various other defined contribution plans are sponsored worldwide. The expense for such defined contribution plans, aside from the earlier discussed ESOP plans, follows:

(Millions of Dollars)	2008	2007	2006
Multi-employer plan expense	$0.6	$0.5	$0.5
Other defined contribution plan expense	$5.0	$6.5	$4.7

The components of net periodic pension expense are as follows:

		U.S. Plans			Non-U.S. Plans
(Millions of Dollars)	2008	2007	2006	2008	2007	2006

Service cost	$2.7	$2.7	$2.6	$4.7	$4.4	$5.9
Interest cost	9.8	9.0	8.1	15.4	15.0	13.8
Expected return on plan assets	(10.3)	(9.8)	(7.9)	(19.0)	(18.2)	(16.9)
Amortization of prior service cost	1.4	1.5	1.4	0.1	0.1	0.2
Transition amount amortization	-	-	-	0.1	0.1	-
Actuarial loss amortization	-	0.6	1.1	3.9	6.3	6.4
Settlement / curtailment loss	-	-	-	1.0	0.6	6.1

Net periodic pension expense	$3.6	$4.0	$5.3	$6.2	$8.3	$15.5

The Company provides medical and dental benefits for certain retired employees in the United States. In addition, certain U.S. employees who retire from active service are eligible for life insurance benefits. Approximately 7,500 participants are covered under these plans. Net periodic post-retirement benefit expense was $1.9 million in 2008, $2.2 million in 2007 and $2.7 million in 2006.

Changes in plan assets and benefit obligations recognized in other comprehensive income in 2008 are as follows:

(Millions of Dollars)	2008
Current year actuarial loss	$85.9
Amortization of actuarial loss	(3.6)
Amortization of prior service costs	(1.3)
Amortization of transition obligation	(0.1)
Currency / other	(21.7)

Total loss recognized in other comprehensive income (pre-tax)	$59.2

The amounts in Accumulated Other Comprehensive Loss expected to be recognized as components of net periodic benefit costs during 2009 total $6.3 million, representing amortization of $5.1 million of actuarial loss, $1.1 million of prior service cost, and $0.1 million of transition obligation.

The Company uses a fiscal year end date to value all its plans. The changes in the pension and other post-retirement benefit obligations, fair value of plan assets as well as amounts recognized in the Consolidated Balance Sheets, are shown below:

	U.S. Plans		Non-U.S. Plans		Other Benefits
	2008	2007	2008	2007	2008	2007

Change in benefit obligation
Benefit obligation at end of prior year	$155.5	$148.2	$299.5	$312.9	$24.5	$27.5
Service cost	2.7	2.7	4.7	4.4	1.0	1.1
Interest cost	9.8	9.0	15.4	15.0	1.4	1.4
Settlements / curtailments	-	-	(1.3)	(5.3)	-	-
Actuarial (gain) loss	8.4	(7.9)	(22.4)	(26.4)	(1.0)	(3.4)
Plan amendments	1.1	-	0.4	-	-	-
Foreign currency exchange rates	-	-	(64.0)	14.3	-	-
Participant contributions	-	-	0.1	0.1	-	-
Acquisitions, divestitures and other	-	13.1	(0.2)	0.5	-	-
Benefits paid	(10.6)	(9.6)	(15.0)	(16.0)	(2.9)	(2.1)

Benefit obligation at end of year	$166.9	$155.5	$217.2	$299.5	$23.0	$24.5

Change in plan assets
Fair value of plan assets at end of prior year	$129.0	$112.2	$281.4	$267.1	$-	$-
Actual return (loss) on plan assets	(34.7)	10.4	(36.6)	13.1	-	-
Participant contributions	-	-	0.1	0.1	-	-
Employer contributions	6.8	4.0	8.6	10.0	2.9	2.1
Settlements	-	-	(1.8)	(4.8)	-	-
Foreign currency exchange rate changes	-	-	(59.4)	11.6	-	-
Acquisitions, divestitures and other	-	12.0	(2.4)	0.3	-	-
Benefits paid	(10.6)	(9.6)	(15.0)	(16.0)	(2.9)	(2.1)

Fair value of plan assets at end of plan year	$90.5	$129.0	$174.9	$281.4	$-	$-

Funded status - assets less than benefit obligation	$(76.4)	$(26.5)	$(42.3)	$(18.1)	$(23.0)	$(24.5)
Unrecognized prior service cost (credit)	6.5	6.7	0.4	1.1	(1.0)	(1.2)
Unrecognized net actuarial loss (gain)	47.5	(5.9)	65.7	58.3	0.3	1.0
Unrecognized net transition liability	-	-	0.7	0.9

Net amount recognized	$(22.4)	$(25.7)	$24.5	$42.2	$(23.7)	$(24.7)

Amounts recognized in the Consolidated Balance Sheets
Prepaid benefit cost (non-current)	$-	$16.5	$4.2	$16.0	$-	$-
Current benefit liability	(2.8)	(2.8)	(1.7)	(1.4)	(2.0)	(2.1)
Non-current benefit liability	(73.6)	(40.2)	(44.8)	(32.7)	(21.0)	(22.4)

Net liability recognized	$(76.4)	$(26.5)	$(42.3)	$(18.1)	$(23.0)	$(24.5)

Accumulated other comprehensive loss (pre-tax):
Prior service cost (credit)	$6.5	$6.7	$0.4	$1.1	$(1.0)	$(1.2)
Actuarial (gain) loss	47.5	(5.9)	65.7	58.3	0.3	1.0
Transition liability	-	-	0.7	0.9

	$54.0	$0.8	$66.8	$60.3	$(0.7)	$(0.2)

Net amount recognized	$(22.4)	$(25.7)	$24.5	$42.2	$(23.7)	$(24.7)

In 2008, the reduction of the projected benefit obligation for actuarial gains primarily pertains to increased discount rates used to measure the pension liabilities.

The accumulated benefit obligation for all defined benefit pension plans was $366.3 million at January 3, 2009 and $427.1 million at December 29, 2007. Information regarding pension plans in which accumulated benefit obligations exceed plan assets follows:

	U.S. Plans		Non-U.S. Plans
(Millions of Dollars)	2008	2007	2008	2007
Projected benefit obligation	$166.9	$58.6	$184.4	$56.2
Accumulated benefit obligation	$163.9	$55.7	$172.5	$50.0
Fair value of plan assets	$90.5	$15.6	$138.0	$22.2

Information regarding pension plans in which projected benefit obligations (inclusive of anticipated future compensation increases) exceed plan assets follows:

	U.S. Plans		Non-U.S. Plans
(Millions of Dollars)	2008	2007	2008	2007
Projected benefit obligation	$166.9	$58.6	$185.0	$56.9
Accumulated benefit obligation	$163.9	$55.7	$173.0	$50.5
Fair value of plan assets	$90.5	$15.6	$138.5	$22.7

The Company adopted SFAS 158 as of December 30, 2006.  The impact from recognizing the funded status of the defined benefit plans, representing the fair value of the plan assets versus the projected benefit obligation, was a decrease to Shareowners’ Equity of $61.1 million, net of $26.7 million tax benefit.

The major assumptions used in valuing pension and post-retirement plan obligations and net costs were as follows:

	Pension Benefits						Other Benefits
	U.S. Plans			Non-U.S. Plans			U.S. Plans
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Weighted-average assumptions used to determine benefit obligations at year end:
Discount rate	6.0%	6.5%	5.75%	6.0%	5.5%	4.75%	6.25%	6.25%	5.75%
Rate of compensation increase	6.0%	6.0%	6.0%	3.5%	3.75%	3.75%	4.0%	4.0%	4.0%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	6.5%	5.75%	5.5%	5.5%	4.75%	5.0%	6.25%	5.75%	5.5%
Rate of compensation increase	6.0%	6.0%	5.5%	3.75%	3.75%	3.75%	4.0%	4.0%	4.0%
Expected return on plan assets	8.0%	8.0%	7.75%	7.5%	7.0%	7.5%	-	—	—

The expected long-term rate of return on plan assets is determined considering the returns projected for the various asset classes and the relative weighting for each asset class as reflected in the target asset allocation below. In addition the Company considers historical performance, the opinions of outside actuaries and other data in developing the return assumption. The Company expects to use a weighted-average long-term rate of return assumption of 7.5% for the U.S. plans and 7.0% for the non-U.S. plans in the determination of fiscal 2009 net periodic benefit expense.

PENSION PLAN ASSETS Plan assets are invested in equity securities, bonds and other fixed income securities, money market instruments and insurance contracts. The Company’s weighted-average worldwide actual asset allocations at January 3, 2009 and December 29, 2007 by asset category are as follows:

	Plan Assets		Target
Asset Category	2008	2007	Allocation
Equity securities	58%	65%	50–70%
Fixed income securities	35%	30%	20–40%
Other	7%	5%	0–10%

Total	100%	100%	100%

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

CONTRIBUTIONS  The Company’s funding policy for its defined benefit plans is to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with federal law and other regulations. The Company expects to contribute approximately $20 million to its pension and other post-retirement benefit plans in 2009.

EXPECTED FUTURE BENEFIT PAYMENTS  Benefit payments, inclusive of amounts attributable to estimated future employee service, are expected to be paid as follows over the next 10 years:

(Millions of Dollars)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Years 6-10
Future payments	$288.2	$23.9	$24.6	$25.4	$26.8	$31.4	$156.1

These benefit payments will be funded through a combination of existing plan assets and amounts to be contributed in the future by the Company.

HEALTH CARE COST TRENDS The weighted average annual assumed rate of increase in the per-capita cost of covered benefits (i.e., health care cost trend rate) is assumed to be 9.5% for 2009, reducing gradually to 6% by 2015 and remaining at that level thereafter. A one percentage point change in the assumed health care cost trend rate would have an immaterial effect on the net periodic post-retirement benefit cost and the post-retirement benefit obligation as of January 3, 2009.

N. FAIR VALUE MEASUREMENTS

As discussed in Note 1, the Company adopted SFAS 157 (as impacted by FSP’s 157-1 and 157-2) in 2008 with respect to (i) all applicable financial assets and liabilities and (ii) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually). SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value. SFAS 157 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:

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

The following table presents the fair value and the hierarchy levels, for financial assets and liabilities that are measured at fair value as of January 3, 2009 (in millions):

	Total Carrying	Quoted Prices in	Significant Other	Significant
	Value at	Active Markets	Observable Inputs	Unobservable Inputs
	January 3, 2009	(Level 1)	(Level 2)	(Level 3)
Derivative assets	$31.8	$ -	$31.8	$ -
Derivative liabilities	$84.2	$ -	$84.2	$ -

As indicated in Note 1, the remaining aspects of SFAS 157 for which the effective date for the Company was deferred under FSP 157-2 until fiscal 2009 relate to nonfinancial assets and nonfinancial liabilities that are measured at fair value, but are recognized or disclosed on a nonrecurring basis. This deferral relates to such items as impairment testing for goodwill, other intangible and long-lived assets and nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination.

O. OTHER COSTS AND EXPENSES

Other-net is primarily comprised of intangible asset amortization expense, gains and losses on asset dispositions, currency impact, environmental expense and net expenses related to the Mac Tools extended financing programs, mainly financing receivable losses and interest income.

Research and development costs were $25.4 million, $24.5 million and $22.1 million for fiscal years 2008, 2007 and 2006, respectively.

P. RESTRUCTURING AND ASSET IMPAIRMENTS

At January 3, 2009, the restructuring reserve balance was $67.9 million. A summary of the restructuring reserve activity and related charges from December 29, 2007 to January 3, 2009 is as follows:

		Acquisition	Net
(Millions of Dollars)	12/29/07	Accrual	Additions	Usage	Currency	1/3/09
Acquisitions
Severance and related costs	$18.8	$5.3	$—	$(12.8)	$(0.5)	$10.8
Facility closure	1.6	1.1	—	(0.9)	—	1.8
Other	1.0	—	—	(1.0)	—	—

Subtotal acquisitions	21.4	6.4	—	(14.7)	(0.5)	12.6

2008 Actions
Severance and related costs	—	—	70.0	(15.5)	(0.4)	54.1
Asset impairments	—	—	13.6	(13.6)	—	—
Facility closure	—	—	0.7	(0.7)	—	—
Other	—	—	1.2	—	—	1.2

Subtotal 2008 actions	—	—	85.5	(29.8)	(0.4)	55.3

Pre-2008 Actions	2.3	—	—	(2.3)	—	—

Total	$23.7	$6.4	$85.5	$(46.8)	$(0.9)	$67.9

2008 Actions:  During 2008, the Company initiated cost reduction initiatives in order to maintain its cost competitiveness. A large portion of these actions were initiated in the fourth quarter as the Company responded to deteriorating business conditions resulting from the recessionary U.S. economic weakness and slowing global demand, primarily in its CDIY and Industrial segments. Severance charges of $70.0 million have been recorded relating to the reduction of approximately 2,700 employees. In addition to severance, $13.6 million in charges were recognized pertaining to asset impairments for production assets and real estate, and $0.7 million for facility closure costs. The $1.2 million in other charges stemmed from the termination of service contracts. Of the amount recorded in 2008, $29.8 million has been utilized to date, for a remaining reserve as of January 3, 2009 of $55.3 million. The Company will utilize a majority of these reserves in 2009, and estimates approximately 30% will be expended in 2010 primarily pertaining to the timing of approvals from European governmental agencies.

Pre-2008 Actions:  During 2007, the Company initiated $11.8 million of cost reduction actions in various businesses. These actions were comprised of severance for 525 employees and the exit of a leased facility. The remaining reserves were fully utilized in 2008.

Acquisition Related:  During 2008, $6.4 million of reserves were established related to the Company’s current year acquisitions. Of this amount $5.3 million was for severance and related costs for approximately 200 employees and $1.1 million related to the closure of nine branch facilities. As of January 3, 2009, $2.2 million has been utilized, leaving $4.2 million remaining. The Company also utilized $12.5 million of restructuring reserves during 2008 established for various prior year acquisitions, principally Facom and HSM. As of January 3, 2009, $8.4 million in accruals remain for the prior year acquisitions. Of this balance approximately $7 million pertains to Facom for which the timing of payments depends upon the actions of certain European governmental agencies.

Restructuring and asset impairment charges by segment were as follows:

(Millions of Dollars)	2008	2007	2006
Security	$13.8	$5.3	$5.9
Industrial	29.7	1.5	1.6
CDIY	35.6	5.6	5.3
Non-operating	6.4	0.4	1.0

Consolidated	$85.5	$12.8	$13.8

Of the $35.6 million of restructuring and asset impairment charges noted above for the CDIY segment, $13.6 million is for asset impairments related to the current and planned closure of several facilities. There were no asset impairments for the Security and Industrial segments in 2008. Fair value for impaired production assets was based on the present value of discounted cash flows. This included an estimate for future cash flows as production activities are phased out as well as auction values (prices for similar assets) for assets where use has been discontinued or future cash flows are minimal. Real estate values are based on estimates of the Company’s anticipated sales values (less costs to sell) which have been based on sales of comparable properties and estimates from third party brokers.

Q. BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

The Security segment is a provider of access and security solutions primarily for retailers, educational, financial and healthcare institutions, as well as commercial, governmental and industrial customers. The Company provides an extensive suite of mechanical and electronic security products and systems, and a variety of security services. These include security integration systems, software, related installation, maintenance, monitoring services, automatic doors, door closers, exit devices, hardware and locking mechanisms. Security products are sold primarily on a direct sales basis and in certain instances, through third party distributors. The Industrial segment manufactures and markets: professional industrial and automotive mechanics tools and storage systems; engineered healthcare storage systems; hydraulic tools and accessories; plumbing, heating and air conditioning tools; assembly tools and systems; and specialty tools. These products are sold to industrial customers and distributed primarily through third party distributors as well as through direct sales forces. The Construction and Do-It-Yourself (“CDIY”) segment manufactures and markets hand tools, consumer mechanics tools, storage systems, and pneumatic tools and fasteners, as these products are principally utilized in construction and “Do-It-Yourself” projects. These products are sold to professional end users as well as consumers, and are distributed through retailers (including home centers, mass merchants, hardware stores, and retail lumber yards).

The Company utilizes segment profit, which is defined as net sales minus cost of sales and SG&A inclusive of the provision for doubtful accounts (aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, interest income, interest expense, other-net (inclusive of intangible asset amortization expense), restructuring, and income tax expense. Refer to Note P, Restructuring and Asset Impairments for the amount of restructuring charges and asset impairments by segment, and to Note G,

Goodwill and Other Intangible Assets for intangible amortization expense by segment. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and cost for certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Transactions between segments are not material. Segment assets primarily include accounts receivable, inventory, other current assets, property, plant and equipment, intangible assets and other miscellaneous assets. Corporate assets and unallocated assets are cash and deferred income taxes. Geographic net sales and long-lived assets are attributed to the geographic regions based on the geographic location of each Company subsidiary.

The following information excludes the CST/berger laser leveling and measuring business, as well as three other smaller businesses, which are classified as discontinued operations as disclosed in Note U Discontinued Operations, unless otherwise noted.

BUSINESS SEGMENTS

(Millions of Dollars)	2008	2007	2006
Net Sales
Security	$1,497.2	$1,399.5	$1,127.4
Industrial	1,273.5	1,245.8	1,129.4
CDIY	1,655.5	1,715.2	1,640.5

Consolidated	$4,426.2	$4,360.5	$3,897.3

Segment Profit
Security	$268.7	$239.9	$169.2
Industrial	164.2	182.7	122.9
CDIY	190.7	254.2	251.9

Segment Profit	623.6	676.8	544.0
Corporate overhead	(59.8)	(62.2)	(63.3)

Total	563.8	614.6	480.7

Restructuring charges and asset impairments	(85.5)	(12.8)	(13.8)
Interest income	9.2	5.1	4.4
Interest expense	(82.0)	(85.2)	(69.3)
Other-net	(104.2)	(87.1)	(54.3)

Earnings from continuing operations before income taxes	$301.3	$434.6	$347.7

Segment Assets
Security	$2,378.6	$1,950.5	$1,347.7
Industrial	1,227.2	1,312.2	1,211.0
CDIY	959.6	1,097.0	1,064.2

	4,565.4	4,359.7	3,622.9
Discontinued operations	—	91.4	98.6
Corporate assets	313.8	311.9	213.9

Consolidated	$4,879.2	$4,763.0	$3,935.4

Capital and Software Expenditures
Security	$52.6	$27.1	$28.7
Industrial	38.5	19.5	15.4
CDIY	49.3	39.3	35.3
Discontinued operations	0.4	1.0	1.1

Consolidated	$140.8	$86.9	$80.5

Depreciation and Amortization
Security	$108.6	$90.0	$46.6
Industrial	30.3	25.9	25.7
CDIY	42.2	42.8	44.8
Discontinued operations	1.9	3.5	4.1

Consolidated	$183.0	$162.2	$121.2

In connection with its acquisitions, the Company recorded $21.6 million in cost of sales (“inventory step-up amortization”) during 2006 related to the initial turn of acquired inventory which was written-up in purchase accounting to its fair market value. This non-cash inventory step-up amortization amounted to $0.1 million in the Security segment, $8.2 million in the CDIY segment, $13.3 million in the Industrial segment. Inventory step-up amortization was not significant in 2008 and 2007.

Sales to The Home Depot were 13%, 16% and 18% of the CDIY segment net sales in 2008, 2007 and 2006, respectively.

GEOGRAPHIC AREAS

(Millions of Dollars)	2008	2007	2006
Net Sales
United States	$2,514.3	$2,535.0	$2,304.9
Other Americas	420.4	394.8	357.5
France	571.5	520.7	457.1
Other Europe	680.9	664.5	580.5
Asia	239.1	245.5	197.3

Consolidated	$4,426.2	$4,360.5	$3,897.3

Long-Lived Assets
United States	$1,799.6	$1,519.8	$919.2
Other Americas	195.2	179.9	164.3
France	675.2	512.4	479.7
Other Europe	414.6	456.3	426.5
Asia	232.4	244.3	240.4

Consolidated	$3,317.0	$2,912.7	$2,230.1

R. INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities at the end of each fiscal year were as follows:

(Millions of Dollars)	2008	2007
Deferred tax liabilities:
Depreciation	$62.4	$75.8
Amortization of Intangibles	149.0	76.5
Inventories	3.1	4.8
Other	8.4	2.9

Total deferred tax liabilities	$222.9	$160.0
Deferred tax assets:
Employee benefit plans	$96.0	$87.0
Doubtful accounts	12.8	9.4
Accruals	13.0	11.0
Restructuring charges	16.0	1.3
Operating loss carryforwards	27.9	44.2
Other	50.4	21.4

Total deferred tax assets	$216.1	$174.3
Net Deferred Tax (Assets) Liabilities before
Valuation Allowance	$6.8	$(14.3)

Valuation allowance	$24.5	$27.3

Net Deferred Tax Liabilities after Valuation Allowance	$31.3	$13.0

Valuation allowances reduced the deferred tax asset attributable to foreign and state loss carry-forwards to the amount that, based upon all available evidence, is more likely than not to be realized. Reversal of the valuation allowance is contingent upon the recognition of future taxable income and capital gains in specific foreign countries and specific states, or changes in circumstances which cause the recognition of the benefits to become more likely than not. The U.S. federal, foreign and state loss carry-forwards expire in various years beginning in 2009 or have indefinite carry-forwards.

The classification of deferred taxes as of January 3, 2009 and December 29, 2007 is as follows:

	2008		2007
				Deferred
	Deferred	Deferred	Deferred	Tax
	Tax Asset	Tax Liability	Tax Asset	Liability
Current	$(39.4)	$14.1	$(22.3)	$4.0
Non-current	(62.9)	119.5	(49.2)	80.5

Total	$(102.3)	$133.6	$(71.5)	$84.5

Income tax expense (benefit) attributable to continuing operations consisted of the following:

(Millions of Dollars)	2008	2007	2006
Current:
Federal	$27.0	$52.1	$26.2
Foreign	37.6	13.4	25.4
State	8.7	13.4	8.0

Total current	$73.3	$78.9	$59.6
Deferred (Benefit):
Federal	$2.4	$7.0	$(6.7)
Foreign	2.8	27.8	18.2
State	(2.6)	(4.4)	(2.1)

Total deferred	2.6	30.4	9.4

Total	$75.9	$109.3	$69.0

Income taxes paid during 2008, 2007 and 2006 were $134.4 million, $102.9 million and $104.5 million, respectively. During 2008, the Company had tax holidays with Thailand and China. Tax holidays resulted in a reduction of tax expense amounting to $2.7 million in 2008, $4.3 million in 2007, and $3.1 million in 2006. The tax holiday in Thailand is in place until 2010 while the tax holiday in China expires between 2009 and 2015.

The reconciliation of federal income tax at the statutory federal rate to income tax at the effective rate for continuing operations is as follows:

(Millions of Dollars)	2008	2007	2006
Tax at statutory rate	$105.4	$152.1	$121.6
State income taxes, net of federal benefits	5.5	4.2	3.7
Difference between foreign and federal income tax	(33.9)	(37.1)	(36.3)
Extraterritorial income exclusion	—	—	(2.0)
Branch activity	1.8	(0.5)	1.2
Tax accrual reserve	(0.5)	2.2	3.3
U.S. audit settlement	—	—	(16.6)
Dividends	0.5	0.3	(3.7)
FAS 109 tax rate change	(0.4)	(3.4)	—
Other-net	(2.5)	(8.5)	(2.2)

Income taxes	$75.9	$109.3	$69.0

The components of earnings from continuing operations before income taxes consisted of the following:

(Millions of Dollars)	2008	2007	2006
United States	$84.3	$193.4	$131.3
Foreign	217.0	241.2	216.4

Total pre-tax earnings	$301.3	$434.6	$347.7

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

Undistributed foreign earnings of $737.9 million at January 3, 2009 are considered to be invested indefinitely or will be remitted substantially free of additional tax. Accordingly, no provision has been made for taxes that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of this liability.

As of the beginning of the 2007 fiscal year, the Company adopted the provisions of FIN 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS 109”. The unrecognized tax benefits at January 3, 2009 and December 29, 2007 relate to U.S. and various foreign jurisdictions.

The following table summarizes the activity related to the unrecognized tax benefits:

(Millions of Dollars)	2008	2007
Balance at beginning of year	$49.1	$54.0
Additions based on tax positions related to current year	5.6	8.1
Additions based on tax positions related to prior years	3.0	1.8
Reductions based on tax positions related to prior years	(5.9)	(7.3)
Settlements	-	(2.6)
Expirations of the statute of limitations	(8.7)	(4.9)

Balance at end of year	$43.1	$49.1

Included in the unrecognized tax benefits of $43.1 million at January 3, 2009 and $49.1 million at December 29, 2007 were $37.7 million and $41.7 million of tax benefits that, if recognized, would impact the annual effective tax rates. The accrual for potential penalties and interest related to these unrecognized tax benefits was increased by $1.3 million in tax year 2008 and $1.5 million in tax year 2007, and in total, a liability for potential penalties and interest of $5.5 million and $4.4 million has been recorded in tax years 2008 and 2007 respectively. The Company classifies all tax-related interest and penalties as income tax expense.

It is reasonably possible the Company may recognize up to $8 - $12 million of currently unrecognized tax benefits over the next 12 months, pertaining primarily to expiration of statutes of limitations in various jurisdictions.

The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Tax years 2005 and forward remain subject to federal examination while tax years 2005 and forward generally remain subject to examination by most state tax authorities. In significant foreign jurisdictions, tax years 2003 and forward generally remain subject to examination by their respective tax authorities.

S. COMMITMENTS AND GUARANTEES

COMMITMENTS  The Company has non-cancelable operating lease agreements, principally related to facilities, vehicles, machinery and equipment. Minimum payments have not been reduced by minimum sublease rentals of $3.8 million due in the future under non-cancelable subleases. In addition, the Company is a party to a synthetic lease, which qualifies as an operating lease, for one of its major distribution centers.

Rental expense, net of sublease income, for operating leases was $66.4 million in 2008, $62.2 million in 2007 and $49.9 million in 2006.

Outsourcing and other commitments are comprised of: $6.9 million for outsourcing arrangements, primarily related to information systems and telecommunications; and $20.3 million in marketing obligations.

The following is a summary of the future commitments for operating lease obligations, material purchase commitments, outsourcing and other arrangements:

(Millions of Dollars)	Total	2009	2010	2011	2012	2013	Thereafter
Operating lease obligations	$130.0	$33.8	$26.3	$20.0	$12.5	$9.5	$27.9
Material purchase commitments	14.9	12.9	2.0	—	—	—	—
Outsourcing and other	27.2	13.4	12.5	1.3	—	—	—

Total	$172.1	$60.1	$40.8	$21.3	$12.5	$9.5	$27.9

The Company has numerous assets, predominantly vehicles and equipment, under a one-year term U.S. master personal property lease. Residual value obligations under this master lease were $27.9 million at January 3, 2009 while the fair value of the underlying assets was approximately $32.1 million. The U.S. master personal property lease obligations are not reflected in the future minimum lease payments since the initial and remaining term does not exceed one year. The Company routinely exercises various lease renewal options and from time to time purchases leased assets for fair value at the end of lease terms.

The Company is a party to a synthetic lease for one of its major distribution centers. The program qualifies as an operating lease for accounting purposes, where only the monthly lease cost is recorded in earnings and the liability and value of underlying assets are off-balance sheet. As of January 3, 2009, the estimated fair value of assets and remaining obligation for the property were $36.0 million and $29.9 million respectively.

GUARANTEES  The following is a summary of guarantees as of January 3, 2009:

		Maximum	Carrying
		Potential	Amount of
(Millions of Dollars)	Term	Payment	Liability
Financial guarantees as of January 3, 2009:
Guarantees on the residual values of leased properties	Through 2009	$57.8	$—
Standby letters of credit	Generally 1 year	35.1	—
Guarantee on the external Employee Stock Ownership Plan borrowings	Through 2009	1.3	1.3
Commercial customer financing arrangements	Up to 5 years	16.2	15.2

Total		$110.4	$16.5

The Company has guaranteed a portion of the residual value arising from its previously mentioned synthetic lease and U.S. master personal property lease programs. The lease guarantees aggregate $57.8 million while the fair value of the underlying assets is estimated at $68.1 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these lease guarantees.

The Company has issued $35.1 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs. Shares of the Company’s common stock held by the ESOP were purchased with the proceeds of external borrowings in the 1980’s and borrowings from the Company in 1991. The external ESOP borrowings are guaranteed by the Company and are included in the current maturities of long-term debt. Shareowners’ equity reflects a reduction for the internal and external borrowings. The Company has sold various businesses and properties over many years and provided standard indemnification to the purchasers with respect to any unknown liabilities, such as environmental, which may arise in the future that are attributable to the time of the Company’s ownership. No liabilities have been recorded for these general indemnifications since there are no identified exposures. The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors for their initial purchase of the inventory and truck necessary to function as a distributor. In addition, the Company provides a full recourse guarantee to a financial institution that extends credit to certain end retail customers of its U.S. Mac Tool distributors. The gross amount guaranteed in these arrangements is $16.2 million and the $15.2 million fair value of the guarantees issued is recorded in debt and other liabilities as appropriate in the consolidated balance sheet.

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

Following is a summary of the warranty liability activity for the years ended January 3, 2009 and December 29, 2007:

(Millions of Dollars)	2008	2007
Beginning balance	$63.7	$66.8
Warranties and guarantees issued	21.8	23.2
Warranty payments	(22.8)	(21.8)
Acquisitions and other	2.9	(4.5)

Ending balance	$65.6	$63.7

T. CONTINGENCIES

The Company is involved in various legal proceedings relating to environmental issues, employment, product liability, workers’ compensation claims and other matters. The Company periodically reviews the status of these proceedings with both inside and outside counsel, as well as an actuary for risk insurance. Management believes that the ultimate disposition of these matters will not have a material adverse effect on operations or financial condition taken as a whole.

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

In the normal course of business, the Company is involved in various lawsuits and claims. In addition, the Company is a party to a number of proceedings before federal and state regulatory agencies relating to environmental remediation. Also, the Company, along with many other companies, has been named as a potentially responsible party (“PRP”) in a number of administrative proceedings for the remediation of various waste sites, including 15 active Superfund sites. Current laws potentially impose joint and several liabilities upon each PRP. In assessing its potential liability at these sites, the Company has considered the following: whether responsibility is being disputed, the terms of existing agreements, experience at similar sites, and the Company’s volumetric contribution at these sites.

The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of January 3, 2009 and December 29, 2007, the Company had reserves of $28.8 million and $30.1 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2008 amount, $7.1 million is classified as current and $21.7 million as long-term which is expected to be paid over the next ten years. The range of environmental remediation costs that is reasonably possible is $19.1 million to $51.3 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with policy.

The environmental liability for certain sites that have cash payments beyond the current year that are fixed or reliably determinable have been discounted using a rate of 3.9% to 4.4%, depending on the expected timing of disbursements. The discounted and undiscounted amount of the liability relative to these sites is $5.7 million and $7.3 million, respectively. The payments relative to these sites are expected to be $0.8 million in 2009, $1.7 million in 2010, $1.0 million in 2011, $0.3 million in 2012, $0.3 million in 2013 and $3.2 million thereafter.

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

U. DISCONTINUED OPERATIONS

On July 25, 2008, the Company sold its CST/berger laser leveling and measuring business to Robert Bosch Tool Corporation. The Company received cash proceeds of $196.7 million and recorded an $83.9 million after-tax gain as a result of the sale. Additionally, the Company sold three other smaller businesses for total cash proceeds of $7.9 million and a total after-tax loss of $0.3 million. Total goodwill allocated to the disposal of these businesses was $28.6 million. The divestures of these businesses were made pursuant to the Company’s growth strategy which entails a reduction of risk associated with certain large customer concentrations and better utilization of resources to increase shareowner value.

CST/berger, which was formally in the Company’s CDIY segment, manufactures and distributes surveying accessories as well as building and construction instruments primarily in the Americas and Europe. Two of the small businesses that were sold were part of the Security segment, while the third minor business was part of the Industrial segment.

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of operations of CST/berger and the three small businesses have been reported as discontinued operations. The operating results of the four divested businesses are summarized as follows:

(Millions of Dollars)	2008	2007	2006
Net sales	$60.8	$123.4	$133.4
Pretax earnings	132.8	16.5	17.9
Income taxes	44.9	5.2	7.1

Net earnings from discontinued operations	$87.9	$11.3	$10.8

The assets and liabilities of the four divested businesses classified as held for sale in the Consolidated Balance Sheets at December 29, 2007 are as follows:

(Millions of Dollars)	2007
Accounts receivable	$27.0
Inventories	10.9
Other assets	3.1
Property, plant and equipment	4.5
Goodwill and other intangible assets	45.9

Total assets	$91.4

Accounts payable	$10.0
Accrued expenses	9.5
Other liabilities	0.9

Total liabilities	$20.4

QUARTERLY RESULTS OF OPERATIONS (unaudited)

(Millions of Dollars, except per share amounts)	Quarter
2008	First	Second	Third	Fourth	Year
Net sales	$1,071.0	$1,151.7	$1,117.6	$1,085.9	$4,426.2
Gross profit	405.9	441.6	431.4	392.5	1,671.4
Selling, general and administrative expenses	274.6	282.9	274.8	275.3	1,107.6
Net earnings from continuing operations	65.6	75.7	78.7	5.4	225.4
Net earnings (loss) from discontinued operations	2.4	3.9	85.9	(4.3)	87.9

Net earnings	$68.0	$79.6	$164.6	$1.1	$313.3

Basic earnings (loss) per common share:
Continuing operations	$0.83	$0.96	$1.00	$0.07	$2.86
Discontinued operations	0.03	0.05	1.09	(0.06)	1.11

Total basic earnings per common share	$0.86	$1.01	$2.09	$0.01	$3.97

Diluted earnings (loss) per common share:
Continuing operations	$0.82	$0.95	$0.98	$0.07	$2.82
Discontinued operations	0.03	0.05	1.08	(0.06)	1.10

Total diluted earnings per common share	$0.85	$1.00	$2.06	$0.01	$3.92

2007	First	Second	Third	Fourth	Year
Net sales	$1,032.9	$1,090.7	$1,098.7	$1,138.2	$4,360.5
Gross profit	385.4	422.4	420.4	424.8	1,653.0
Selling, general and administrative expenses	253.8	262.9	251.8	269.9	1,038.4
Net earnings from continuing operations	65.3	82.9	88.1	89.0	325.3
Net earnings from discontinued operations	2.3	2.4	3.3	3.3	11.3

Net earnings	$67.6	$85.3	$91.4	$92.3	$336.6

Basic earnings per common share:
Continuing operations	$0.79	$1.00	$1.07	$1.09	$3.95
Discontinued operations	0.03	0.03	0.04	0.04	0.14

Total basic earnings per common share	$0.82	$1.03	$1.11	$1.13	$4.09

Diluted earnings per common share:
Continuing operations	$0.77	$0.98	$1.05	$1.07	$3.87
Discontinued operations	0.03	0.03	0.04	0.04	0.13

Total diluted earnings per common share	$0.80	$1.01	$1.09	$1.11	$4.00

In the fourth quarter of 2008, the Company recognized $60.5 million, or $.54 per diluted share, of pre-tax restructuring and asset impairment charges from continuing operations pertaining to cost actions taken in response to weak economic conditions.

EXHIBIT INDEX
THE STANLEY WORKS
EXHIBIT LIST

Some of the agreements included as exhibits to this Annual Report on Form 10-K (whether incorporated by reference to earlier filings or otherwise) may contain representations and warranties, recitals or other statements that appear to be statements of fact. These agreements are included solely to provide investors with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. Representations and warranties, recitals, and other common disclosure provisions have been included in the agreements solely for the benefit of the other parties to the applicable agreements and often are used as a means of allocating risk among the parties. Accordingly, such statements (i) should not be treated as categorical statements of fact; (ii) may be qualified by disclosures that were made to the other parties in connection with the negotiation of the applicable agreements, which disclosures are not necessarily reflected in the agreement or included as exhibits hereto; (iii) may apply standards of materiality in a way that is different from what may be viewed as material by or to investors in or lenders to the Company; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, representations and warranties, recitals or other disclosures contained in agreements may not describe the actual state of affairs as of the date they were made or at any other time and should not be relied on by any person other than the parties thereto in accordance with their terms. Additional information about the Company may be found in this Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

(3)	(i)	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i) to the Annual Report on Form 10-K for the year ended January 2, 1999).

	(ii)	The Stanley Works By-laws as amended July 20, 2007 (incorporated by reference to Exhibit 3(ii) to Current Report on Form 8-K dated July 20, 2007).

(4)	(i)	Indenture, dated as of November 1, 2002 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee to JPMorgan Chase Bank, defining the rights of holders of 3 1/2% Notes Due November 1, 2007, 4 9/10% Notes due November 1, 2012 and 6.15% Notes due 2013 (incorporated by reference to Exhibit 4(vi) to the Annual Report on Form 10-K for the year ended December 28, 2002).

(a) Certificate of Designated Officers establishing Terms of 3 1/2% Series A Senior Notes due 2007, 4 9/10% Series A Senior Notes due 2012, 3 1/2% Series B Senior Notes due 2007 and 4 9/10% Series B Senior Notes due 2012 (incorporated by reference to Exhibit 4(ii) to the Quarterly Report on Form 10-Q for the quarter ended September 27, 2003)

(b) Officers’ Certificate relating to the 6.15% Notes due 2013 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated September 29, 2008).

	(ii)	Indenture, dated November 22, 2005, between The Stanley Works and HSBC Bank USA, National Association, as indenture trustee (incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K dated November 29, 2005).

	(iii)	First Supplemental Indenture, dated November 22, 2005, between The Stanley Works and HSBC Bank USA, National Association, as indenture trustee (incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K dated November 29, 2005).

(a) Form of 5.902% Fixed Rate/Floating Rate Junior Subordinated Debt Securities due December 1, 2045 (incorporated by reference to Exhibit 4.7 to Current Report on Form 8-K dated November 29, 2005).

	(iv)	Rights Agreement dated as of January 19, 2006, by and between The Stanley Works and Computershare Investor Services L.L.C. (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K/A dated February 22, 2006).

	(v)	Purchase Contract and Pledge Agreement, dated as of March 20, 2007, between The Stanley Works, The Bank of New York Trust Company, N.A., as Purchase Contract Agent, and HSBC Bank USA, National Association, as Collateral Agent and Securities Intermediary (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated March 23, 2007).

	(vi)	Form of Corporate Units Certificate (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K dated March 23, 2007).

	(vii)	Form of Treasury Units Certificate (incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K dated March 23, 2007).

	(viii)	Form of Unpledged Convertible Note (incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K dated March 23, 2007)).

	(ix)	Form of Pledged Convertible Note (incorporated by reference to Exhibit 4.7 to Current Report on Form 8-K dated March 23, 2007).

	(x)	Form of Officer’s Certificate, dated March 20, 2006, relating to the 5.00% Notes due 2010 (incorporated by reference to Exhibit 4.8 to Current Report on Form 8-K dated March 23, 2007).

	(xi)	Form of 5.00% Notes due 2010 (incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K dated March 23, 2007).
(10)
	(i)	Note Purchase Agreement, dated as of June 30, 1998, between the Stanley Account Value Plan Trust, acting by and through Citibank, N.A. as trustee under the trust agreement for the Stanley Account Value Plan, for $41,050,763 aggregate principal amount of 6.07% Senior ESOP Guaranteed Notes Due December 31, 2009 (incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10-Q for the quarter ended July 4, 1998).

	(ii)	New 1991 Loan Agreement, dated June 30, 1998, between The Stanley Works, as lender, and Citibank, N.A. as trustee under the trust agreement for the Stanley Account Value Plan, to refinance the 1991 Salaried Employee ESOP Loan and the 1991 Hourly ESOP Loan and their related promissory notes (incorporated by reference to Exhibit 10(ii) to the Quarterly Report on Form 10-Q for the quarter ended July 4, 1998).

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

	(iv)	Master Leasing Agreement, dated September 1, 1992 between GE Capital Commercial Inc. (f/k/a Citicorp Leasing, Inc., successor-in-interest to BLC Corporation) and The Stanley Works (incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10-Q for the quarter ended September 26, 1992).

	(v)	Amended and Restated Credit Agreement, dated as of February 27, 2008, by and among The Stanley Works, the lenders named therein, Citibank, N.A., as Administrative Agent, Citigroup Global Markets Inc. and Banc of America Securities LLC, as Lead Arrangers and Book Runners, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 27, 2008).

(a) Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of February 17, 2009.
(vi)	Deferred Compensation Plan for Non-Employee Directors amended and restated as of December 11, 2007 (incorporated by reference to Exhibit 10(vii) to Annual Report on Form 10-K for the year ended December 29, 2007).*

(vii)	Deferred Compensation Plan for Participants in Stanley’s Management Incentive Plan amended and restated as of December 11, 2007 (incorporated by reference to Exhibit 10(ix) to Annual Report on Form 10-K for the year ended December 29, 2007) .*

(viii)	Supplemental Retirement and Account Value Plan for Salaried Employees of The Stanley Works, amended and restated effective as of January 1, 2009 except as otherwise provided therein.*

(ix)	Supplemental Executive Retirement Program amended and restated effective January 1, 2009 except as otherwise provided therein.*

(x)	1997 Long-Term Incentive Plan as amended effective October 17, 2008.*

(a) Form of Award Agreement for the Long-Term Incentive Award Program for the period January 1, 2006 through January 3, 2009 (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K dated April 27, 2006).*

(b) Description of the Performance Criteria and Range of Certain Awards under the Long-Term Incentive Award Program for the period January 1, 2006 through January 3, 2009 (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K dated April 27, 2006).*

(c) Form of Award Agreement for the Long-Term Incentive Award Program for fiscal years 2007 through 2009 (incorporated by reference to Exhibit 10(xiii)(f) to Annual Report on Form 10-K for the year ended December 29, 2007).*

(d) Description of the Performance Criteria and Range of Certain Awards under the Long-Term Incentive Award Program for fiscal years 2007 through 2009 (incorporated by reference to Exhibit 10(xiii)(g) to Annual Report on Form 10-K for the year ended December 29, 2007).*

(e) Form of Restricted Stock Unit Award Certificate for grants of restricted stock units pursuant to 1997 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated December 15, 2005).*

(f) Summary of Material Terms of Special Bonus Program (incorporated by reference to Exhibit 10(i) to Quarterly Report on Form 10-Q for the quarter ended September 29, 2007).*

(xi)	2001 Long-Term Incentive Plan as amended effective October 17, 2008.*

(a) Form of Stock Option Certificate for stock options granted pursuant to 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(xiv)(a) to Annual Report on Form 10-K for the year ended December 29, 2007).*

(b) Form of Restricted Stock Unit Award Certificate for grants of restricted stock units pursuant to 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(xiv)(c) to Annual Report on Form 10-K for the year ended December 29, 2007).*

(c) Terms and Conditions applicable to Long Term Performance Awards issued pursuant to the 1997 and the 2001 Long Term Incentive Plans.*

(d) Form of Award Letter for Long Term Performance Awards issued pursuant to the 2001 Long Term Incentive Plan.*

(xii)	Agreement and General Release between The Stanley Works and Donald McIlnay dated January 20, 2009.*

(xiii)	Agreement, dated June 9, 1999 between The Stanley Works and James Loree (incorporated by reference to Exhibit 10(ii) to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1999).*

	(xiv)	Form A of Amended and Restated Change in Control Severance Agreement. James M. Loree is a party to a Restated and Amended Change in Control Severance Agreement in this Form.*

	(xv)	Form B of Amended and Restated Change in Control Severance Agreement. Each of Jeffery D. Ansell, Hubert W. Davis, Jr., and Mark J. Mathieu are parties to Amended and Restated Change in Control Severance Agreements in this Form.*

	(xvi)	Form B of Change in Control Severance Agreement. Donald Allan, Jr., is a party to a Change in Control Severance Agreement in this Form.*

	(xvii)	Amended and Restated Employment Agreement dated December 10, 2008 between The Stanley Works and John F. Lundgren.*

	(xviii)	Amended and Restated Change in Control Severance Agreement dated December 10, 2008 between The Stanley Works and John F. Lundgren.*

	(xix)	The Stanley Works Restricted Stock Unit Plan for Non-Employee Directors amended and restated as of December 11, 2007 (incorporated by reference to Exhibit 10(xx) to Annual Report on Form 10-K for the year ended December 29, 2007).*

(a) Form of Certificate for RSUs issued pursuant to The Stanley Works Restricted Stock Unit Plan for Non-Employee Directors (incorporated by reference to Exhibit 10(xxv) to the Annual Report on Form 10-K for the year ended January 1, 2005).*

	(xx)	The Stanley Works 2006 Management Incentive Compensation Plan amended and restated as of December 11, 2007.*

	(xxi)	Special Severance Policy for Management Incentive Compensation Plan Participants Levels 1-5 as amended effective October 17, 2008.*

	(xxii)	Special Severance Plan as amended effective October 17, 2008. Donald Allan, Jr. was a participant in this Plan until February 23, 2009.*

(11)		Statement re computation of per share earnings (the information required to be presented in this exhibit appears in Notes A and K to the Company’s Consolidated Financial Statements set forth in this Annual Report on Form 10-K).

(12)		Statement re computation of ratio of earnings to fixed charges.

(14)		Code of Ethics for CEO and Senior Financial Officers (incorporated by reference to the Company’s website, www.stanleyworks.com).

(21)		Subsidiaries of Registrant.

(23)		Consent of Independent Registered Public Accounting Firm and Report on Schedule

(24)		Power of Attorney.

(31)	(i)(a)	Certification by Chief Executive Officer pursuant to Rule 13a-14(a).

	(i)(b)	Certification by Chief Financial Officer pursuant to Rule 13a-14(a).

(32)	(i)	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(ii)	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	(i)	Policy on Confidential Proxy Voting and Independent Tabulation and Inspection of Elections as adopted by The Board of Directors October 23, 1991 (incorporated by reference to Exhibit (28)(i) to the Quarterly Report on Form 10-Q for the quarter ended September 28, 1991).

*	Management contract or compensation plan or arrangement