Form 10-Q
period 2009-04-04
STANLEY WORKS
filed 2009-05-05
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2009.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

79,076,109 shares of the registrant’s common stock were outstanding as of April 28, 2009

PART I -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
CAUTIONARY STATEMENT Under the Private Securities Litigation Reform Act of 1995
PART II – OTHER INFORMATION
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS
EX-1
EX-10.III.A
EX-10.III.B
EX-10.III.C
EX-10.III.D
EX-31.I.A
EX-31.I.B
EX-32.I
EX-32.II

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE STANLEY WORKS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED APRIL 4, 2009 AND MARCH 29, 2008
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	2009	2008

NET SALES	$913.0	$1,071.0
COSTS AND EXPENSES
Cost of sales	$551.9	$665.1
Selling, general and administrative	247.6	272.4
Provision for doubtful accounts	5.1	2.2
Interest expense	17.0	21.9
Interest income	(0.7)	(1.0)
Other, net	30.3	20.1
Restructuring charges and asset impairments	9.1	3.2

	860.3	983.9

Earnings from continuing operations before income taxes	52.7	87.1
Income taxes	13.7	22.8

Net earnings from continuing operations	39.0	64.3

Less: net earnings attributable to noncontrolling interests	0.7	0.2

NET EARNINGS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO COMMON SHAREOWNERS	38.3	64.1

Net (loss) earnings from discontinued operations before incomes taxes	(1.1)	3.8
Income taxes (benefit) on discontinued operations	(0.5)	1.4

NET (LOSS) EARNINGS FROM DISCONTINUED OPERATIONS	(0.6)	2.4

NET EARNINGS ATTRIBUTABLE TO COMMON SHAREOWNERS	$37.7	$66.5

BASIC EARNINGS PER SHARE OF COMMON STOCK
Continuing operations	$0.48	$0.81
Discontinued operations	(0.01)	0.03

Total basic earnings per share of common stock	$0.48	$0.84

DILUTED EARNINGS PER SHARE OF COMMON STOCK
Continuing operations	$0.48	$0.80
Discontinued operations	(0.01)	0.03

Total diluted earnings per share of common stock	$0.47	$0.83

DIVIDENDS PER SHARE OF COMMON STOCK	$0.32	$0.31

AVERAGE SHARES OUTSTANDING (in thousands):
Basic	79,209	79,176

Diluted	79,471	80,404

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
APRIL 4, 2009 AND JANUARY 3, 2009
(Unaudited, Millions of Dollars)

	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$128.0	$211.6
Accounts and notes receivable	659.1	677.7
Inventories	503.7	514.7
Other current assets	100.3	90.1

Total current assets	1,391.1	1,494.1
Property, plant and equipment	1,457.9	1,458.0
Less: accumulated depreciation	891.8	878.2

	566.1	579.8
Goodwill	1,749.2	1,739.2
Trademarks	323.9	333.6
Customer relationships	459.3	482.3
Other intangible assets	37.7	40.9
Other assets	196.4	195.6

Total assets	$4,723.7	$4,865.5

LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities
Short-term borrowings	$202.2	$213.7
Current maturities of long-term debt	12.9	13.9
Accounts payable	400.8	461.5
Accrued expenses	482.2	507.9

Total current liabilities	1,098.1	1,197.0
Long-term debt	1,385.4	1,383.8
Other liabilities	534.0	559.9
Commitments and contingencies (Note J)
The Stanley Works shareowners’ equity
Common stock, par value $2.50 per share	230.9	230.9
Retained earnings	2,288.0	2,291.4
Accumulated other comprehensive income	(172.8)	(152.0)
ESOP	(85.6)	(87.2)

	2,260.5	2,283.1
Less: cost of common stock in treasury	573.5	576.8

The Stanley Works shareowners’ equity	1,687.0	1,706.3
Noncontrolling interests	19.2	18.5

Total equity	1,706.2	1,724.8

Total liabilities and shareowners’ equity	$4,723.7	$4,865.5

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED APRIL 4, 2009 AND MARCH 29, 2008
(Unaudited, Millions of Dollars)

	2009	2008

OPERATING ACTIVITIES
Net earnings	$38.4	$66.7
Less: Net earnings attributable to noncontrolling interest	0.7	0.2

Net earnings attributable to common shareowners	37.7	66.5
Depreciation and amortization	48.0	40.8
Changes in working capital	(45.3)	(8.1)
Changes in other assets and liabilities	(36.8)	8.5

Cash provided by operating activities	3.6	107.7
INVESTING ACTIVITIES
Capital expenditures	(21.7)	(25.1)
Proceeds from sale of businesses	0.8	—
Business acquisitions and asset disposals	(6.0)	(0.5)
Other investing activities	—	4.0

Cash used in investing activities	(26.9)	(21.6)
FINANCING ACTIVITIES
Payments on long-term debt	(1.1)	(1.1)
Proceeds from long-term borrowings	0.2	—
Stock purchase contract fees	(3.8)	(4.0)
Net short-term borrowings	(7.4)	119.7
Cash dividends on common stock	(25.3)	(24.3)
Proceeds from the issuance of common stock	—	2.9
Purchase of common stock for treasury	(0.6)	(102.4)
Premium paid for share repurchase option	(16.4)	—

Cash used in financing activities	(54.4)	(9.2)
Effect of exchange rate changes on cash	(5.9)	7.5

Change in cash and cash equivalents	(83.6)	84.4

Cash and cash equivalents, beginning of period	211.6	240.4

CASH AND CASH EQUIVALENTS, END OF PERIOD	$128.0	$324.8

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
BUSINESS SEGMENT INFORMATION
THREE MONTHS ENDED APRIL 4, 2009 AND MARCH 29, 2008
(Unaudited, Millions of Dollars)

	2009	2008

NET SALES
Security	$373.7	$332.5
Industrial	236.0	332.7
Construction & DIY	303.3	405.8

Total	$913.0	$1,071.0

SEGMENT PROFIT
Security	$70.6	$53.3
Industrial	24.5	48.7
Construction & DIY	28.8	47.0

Segment Profit	123.9	149.0
Corporate Overhead	(15.5)	(17.7)

Total	$108.4	$131.3

Interest expense	17.0	21.9
Interest income	(0.7)	(1.0)
Other, net	30.3	20.1
Restructuring charges and asset impairments	9.1	3.2

Earnings from continuing operations before income taxes	$52.7	$87.1

See notes to condensed consolidated financial statements.

Consolidated Statements of Changes in Shareowners’ Equity
Periods ended April 4, 2009 and March 29, 2008
(Millions of Dollars, Except Per Share Amounts)

	The Stanley Works Shareowners’ Equity
			Accumulated Other
	Common	Retained	Comprehensive		Treasury	Noncontrolling	Shareowners’
	Stock	Earnings	Income (Loss)	ESOP	Stock	Interest	Equity

Balance December 29, 2007	$230.9	$2,074.4	$47.2	$(93.8)	$(504.8)	$18.3	$1,772.2
Comprehensive income:
Net earnings		66.5				0.2	66.7
Less: Redeemable interest reclassified to liabilities						(0.1)	(0.1)

		66.5				0.1	66.6
Currency translation adjustment and other			37.4				37.4
Cash flow hedge, net of tax			2.4				2.4
Change in pension			(2.6)				(2.6)

Total comprehensive income							103.8
Cash dividends declared — $0.31 per share		(24.3)					(24.3)
Issuance of common stock		(6.7)			8.8		2.1
Repurchase of common stock (2,211,522 shares)					(102.4)		(102.4)
Other, stock-based compensation related, net of tax		4.5					4.5
Tax benefit related to stock options exercised		1.8					1.8
ESOP and related tax benefit		0.4		1.7			2.1

Balance March 29, 2008	$230.9	$2,116.6	$84.4	$(92.1)	$(598.4)	$18.4	$1,759.8

Balance January 3, 2009	$230.9	$2,291.4	$(152.0)	$(87.2)	$(576.8)	$18.5	$1,724.8
Comprehensive income:
Net earnings		37.7				0.7	38.4
Less: Redeemable interest reclassified to liabilities						—	—

		37.7				0.7	38.4
Currency translation adjustment and other			(18.3)				(18.3)
Cash flow hedge, net of tax			(1.6)				(1.6)
Change in pension			(0.9)				(0.9)

Total comprehensive income							17.6
Cash dividends declared — $0.32 per share		(25.3)					(25.3)
Issuance of common stock		(3.3)			3.9		0.6
Repurchase of common stock (18,646 shares)					(0.6)		(0.6)
Premium paid for share repurchase option		(16.4)					(16.4)
Other, stock-based compensation related, net of tax		3.7					3.7
Tax benefit related to stock options exercised		(0.3)					(0.3)
ESOP and related tax benefit		0.5		1.6			2.1

Balance April 4, 2009	$230.9	$2,288.0	$(172.8)	$(85.6)	$(573.5)	$19.2	$1,706.2

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 4, 2009

A.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereafter referred to as “generally accepted accounting principles”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. For further information, refer to the consolidated financial statements and footnotes included in The Stanley Works and Subsidiaries’ (collectively, the “Company”) Form 10-K for the year ended January 3, 2009.

The prior year financial statements have been adjusted to reflect the adoption of new accounting standards FSP APB 14-1 and SFAS 160 which required retrospective application as described in Note B. Certain prior year amounts have been reclassified to conform to the current year presentation.

B.	New Accounting Standards

Implemented:  In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt instruments that have a “net settlement feature” permitting settlement partially or fully in cash upon conversion. The guidance requires issuers of such convertible debt securities to separately account for the liability and equity components in a manner that reflects the issuer’s nonconvertible, unsecured debt borrowing rate. The FSP requires bifurcation of a component of the debt into equity, representative of the approximate fair value of the conversion feature at inception, and the amortization of the resulting debt discount to interest expense in the Consolidated Statement of Operations. FSP APB 14-1 is effective for the Company beginning in January 2009 and has been applied retrospectively, as required. The impact of adoption of this FSP at the March 2007 issuance date of the $330.0 million of Convertible Notes was a $54.9 million decrease in Long-term debt and a $20.9 million increase in associated deferred tax liabilities pertaining to the interest accretion, and a $0.3 million reclassification of debt issuance costs, net of tax, related to the conversion option feature of the Convertible Notes, totaling a $33.7 million increase to equity. As described more fully in Note I Long-term Debt and Financing Arrangements of the Company’s 2008 Form 10K, in November 2008, the Company repurchased and thereby extinguished $10 million of the Convertible Notes. As a result of this November 2008 $10 million partial extinguishment of the Convertible Notes, the debt discount was reduced by $1.2 million and equity decreased $0.7 million net of tax. The remaining $53.7 million debt discount is being amortized to interest expense using the effective interest method through the Convertible Notes maturity in May 2012. Interest accretion recognized under the FSP in each year is as follows: $7.7 million in 2007; $10.3 million in 2008; $10.2 million in 2009; $10.6 million in 2010; $11.0 million in 2011; and $3.9 million in 2012. The net earnings impact of the interest accretion recognized in accordance with the FSP was $1.6 million, or 2 cents per diluted share, in each of the three month periods ended April 4, 2009 and March 29, 2008. Refer to Note I Convertible Notes for further details.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.”(“SFAS 157”). SFAS 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. SFAS 157 indicates that an exit value (selling price) should be utilized in fair value measurements rather than an entrance value, or cost basis, and that performance risks, such as credit risk, should be included in the measurements of fair value even when the risk of non-performance is remote. SFAS 157 also clarifies the principle that fair value measurements should be based on assumptions the marketplace would use when pricing an asset whenever practicable, rather than company-specific assumptions. In February 2008, the FASB issued Staff Positions (“FSPs”) No. 157-1 and No. 157-2, which, respectively, removed leasing transactions from the scope of SFAS 157 and deferred its effective date for one year relative to nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Accordingly, in fiscal 2008 the Company applied SFAS 157 guidance to: (i) all applicable financial assets and liabilities; and (ii) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually). In January 2009, the Company applied this guidance to all remaining assets and liabilities measured on a non-recurring basis at fair value. The adoption of SFAS 157 for these items did not have a material effect on the Company. Refer to Note M Fair Value Measurements for disclosures relating to SFAS 157.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). Under the FSP, unvested share-based payment awards with rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities that must be included in the two-class method of computing EPS. The Company adopted FSP EITF No. 03-6-1 as of January 3, 2009 and calculated basic and diluted earnings per share under both the treasury stock method and the two-class method for all periods presented. There was no difference in the earnings per share under the two methods for the three months ended April 4, 2009 and March 29, 2008, and the treasury stock method continues to be reported as detailed in Note C Earnings Per Share.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition), establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the information needed to evaluate and understand the nature and effect of the business combination. This statement applies to all transactions or other events in which the acquirer obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. For new acquisitions made following the adoption of SFAS 141(R), significant costs directly related to the acquisition including legal, audit and other fees, as well as most acquisition-related restructuring, must be expensed as incurred rather than recorded to goodwill as is generally permitted under SFAS 141. Additionally, contingent purchase price arrangements (also known as earn-outs) must be re-measured to estimated fair value with the impact reported in earnings. With respect to all acquisitions, including those consummated in prior years, changes in tax reserves pertaining to resolution of contingencies or other post acquisition developments will be recorded to earnings rather than goodwill. SFAS 141(R) was applied to the Company’s business combinations completed during the first quarter of 2009. The adoption of SFAS 141(R) did not have a material impact on the Company in the first quarter of fiscal 2009, but may have a significant impact in future periods.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires reporting entities to present non-controlling (minority) interests as equity (as opposed to a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and non-controlling interests. SFAS 160 has been applied beginning in fiscal 2009 as required by the Statement and the presentation and disclosure requirements have been applied retrospectively as required for all periods presented. As a result of the implementation of SFAS 160, $19.2 million and $18.5 million relating to non-controlling interests as of April 4, 2009 and January 3, 2009, respectively, have been recast from Other liabilities to Noncontrolling interests within Equity.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”) effective for fiscal years and interim periods beginning after November 15, 2008. This pronouncement requires enhanced disclosures but does not impact the accounting for derivative instruments. The Company adopted SFAS 161 in January 2009 and the related disclosures are in Note G Derivative Financial Instruments.

In June 2008, the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”), which is effective for the Company in January, 2009. EITF 07-5 requires an entity to reevaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including consideration of the contingent exercise and settlement provisions in such instruments. The Company has several instruments that are in scope of the EITF, all of which were reassessed and continue to be classified in equity. As a result, the adoption of EITF 07-5 had no impact on the Company.

Not Yet Implemented:  In December 2008, the FASB issued FSP SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on disclosures about plan assets of defined benefit pension and other postretirement benefit plans. The FSP requires disclosures about how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs and significant concentrations of risk within plan assets. The FSP is effective for fiscal years ending after December 15, 2009, with prospective application. The FSP requires enhanced disclosures but does not change the accounting for pensions. Accordingly, the FSP will not have any impact on the Company’s results of operations, financial condition or liquidity.

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB Opinion No. 28-1, Interim Disclosures About Fair Value of Financial Instruments, requiring fair value disclosures for financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value. Prior to the issuance of this FSP, the fair values of those assets and liabilities were required annually but will now be required on a quarterly basis. In addition, quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value is required. The FSP will be effective for interim reporting periods that end after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company will implement the disclosure requirements under this FSP in the second quarter of 2009.

C.	Earnings Per Share

The following table reconciles the weighted average shares outstanding used to calculate basic and diluted earnings per share for the three months ended April 4, 2009 and March 29, 2008:

	2009	2008

Numerator (in millions):
Net earnings attributable to common shareowners — basic and diluted	$37.7	$66.5

Denominator (in thousands):
Basic earnings per share — weighted average shares	79,209	79,176
Dilutive effect of stock options and awards	262	1,228

Diluted earnings per share — weighted average shares	79,471	80,404

Earnings per share of common stock:
Basic	$0.48	$0.84
Diluted	$0.47	$0.83

The following weighted-average stock options and warrants to purchase the Company’s common stock were outstanding during the three months ended April 4, 2009 and March 29, 2008, but were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	2009	2008

Number of stock options (in thousands)	5,198	1,572
Number of stock warrants (in thousands)	4,939	5,092

D.	Inventories

The components of inventories at April 4, 2009 and January 3, 2009 are as follows (in millions):

	2009	2008

Finished products	$360.4	$365.0
Work in process	57.2	58.2
Raw materials	86.1	91.5

Total inventories	$503.7	$514.7

E.	Acquisitions and Goodwill

During 2008, the Company completed fourteen acquisitions for an aggregate value of $576.6 million. These acquisitions were accounted for as purchases in accordance with SFAS 141. During the first quarter of 2009 the Company completed two minor acquisitions for a combined purchase price of $6.0 million. These two acquisitions were accounted for as purchases in accordance with SFAS 141(R) which was adopted by the Company at the beginning of the current fiscal year. The purchase price allocations for the 2008 acquisitions are largely complete but preliminary with respect to deferred taxes and certain other items. The purchase price allocations for the minor 2009 acquisitions are preliminary with respect to intangible asset valuation, income taxes and other matters. Changes to the purchase price allocation recorded during the first quarter of 2009 primarily relate to income tax adjustments and the finalization of certain integration plans.

Changes in the carrying amount of goodwill by segment are as follows (in millions):

			Construction
	Security	Industrial	& DIY	Total

Balance as of January 3, 2009	$1,210.2	$321.8	$207.2	$1,739.2
Goodwill acquired during the year	0.3	4.2	—	4.5
Purchase accounting adjustments	26.3	—	—	26.3
Foreign currency translation / other	(5.4)	(9.4)	(6.0)	(20.8)

Balance as of April 4, 2009	$1,231.4	$316.6	$201.2	$1,749.2

F.	Restructuring

At April 4, 2009, the Company’s restructuring reserve balance was $65.1 million. The Company expects to utilize a majority of these reserves in 2009 and estimates approximately 30% will be expended in 2010 depending upon the timing of actions in Europe as discussed below. A summary of the restructuring reserve activity from January 3, 2009 to April 4, 2009 is as follows (in millions):

		Acquisition	Net
($ in millions)	1/3/09	Accrual	Additions	Usage	Currency	4/4/09

Acquisitions
Severance and related costs	$10.8	$0.8	$—	$(0.9)	$(0.3)	$10.4
Facility closure	1.8	1.6	—	(0.1)	—	3.3

Subtotal acquisitions	12.6	2.4	—	(1.0)	(0.3)	13.7

2009 Actions
Severance and related costs	—	—	8.3	(1.2)	—	7.1
Asset impairments	—	—	0.7	(0.7)	—	—
Facility closure	—	—	0.1	(0.1)	—	—

Subtotal 2009 actions	—	—	9.1	(2.0)	—	7.1

Pre-2009 Actions
Severance and related costs	54.1	—	—	(8.7)	(1.1)	44.3
Other	1.2	—	—	(1.2)	—	—

Subtotal Pre-2009 actions	55.3	—	—	(9.9)	(1.1)	44.3

Total	$67.9	$2.4	$9.1	$(12.9)	$(1.4)	$65.1

2009 Actions:  In response to further sales volume declines associated with the economic recession, the Company initiated various cost reduction programs in the first quarter of 2009. Severance charges of $8.3 million were recorded during the quarter relating to the reduction of approximately 480 employees. In addition to severance, $0.7 million in charges was recognized for asset impairments. The asset impairments pertain to production and distribution assets written down as a result of the decision to move certain manufacturing activities to lower cost countries and the closure of several small distribution centers. Facility closure costs totaled $0.1 million. Of the amounts charged in the first quarter, $2.0 million has been utilized to date, with $7.1 million of reserves remaining as of April 4, 2009. Of the charges recognized in the first quarter of 2009: $4.2 million pertains to the Security segment, $1.6 million to the Industrial segment; $2.9 million to the CDIY segment; and $0.4 million to non-operating entities.

Pre-2009 Actions:  During 2008, the Company initiated cost reduction initiatives in order to maintain its cost competitiveness. A large portion of these actions were initiated in the fourth quarter as the Company responded to deteriorating business conditions resulting from the U.S. economic weakness and slowing global demand, primarily in its CDIY and Industrial segments. Severance charges of $70.0 million were recorded relating to the reduction of approximately 2,700 employees. In addition to severance, $13.6 million in charges were recognized pertaining to asset impairments for production assets and real estate, and $0.7 million for facility closure costs. Of the $85.5 million full year 2008 restructuring and asset impairment charges, $13.8 million, $29.7 million, $35.6 million, and $6.4 million pertained to the Security, Industrial, CDIY, and Non-operating segments, respectively. Also, $1.2 million in other charges stemmed from the termination of service contracts. During 2007, the Company also initiated $11.8 million of cost reduction actions in various businesses entailing severance for 525 employees and the exit of a leased facility. As of January 3, 2009 the reserve balance related to these prior actions totaled $55.3 million. The amount utilized in the first quarter of 2009 totaled $9.9 million. The remaining reserve balance of $44.3 million predominantly relates to actions in Europe under review with the European Works Council process.

Acquisition Related:  During the first quarter of 2009, $2.4 million of reserves were established for an acquisition closed in the latter half of 2008 related to the consolidation of security monitoring call centers. Of this amount $0.8 million was for the severance of approximately 90 employees and $1.6 million related to the closure of a branch facility, primarily from remaining lease obligations. The Company utilized $1.0 million of the restructuring reserves during the first quarter of 2009 established for previous acquisitions and as of April 4, 2009, $13.7 million in acquisition-related accruals remain. The remaining balance primarily relates to approximately $7 million for Facom for which the timing of payments depends upon the actions of certain European governmental agencies as well as the call center consolidation expected to occur in the later quarters of 2009.

G.	Derivative Financial Instruments

The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates, stock prices and commodity prices. As part of the Company’s risk management program, it uses a variety of financial instruments such as interest rate swap and currency swap agreements, purchased currency options and foreign exchange contracts to mitigate interest rate and foreign currency exposure. Generally, commodity price exposures are not hedged with derivative financial instruments and instead are actively managed through customer pricing initiatives, procurement-driven cost reduction initiatives and other productivity improvement projects. Financial instruments are not utilized for speculative purposes. If the Company elects to do so and if the instrument meets the criteria specified in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (SFAS 133), management designates its derivative instruments as cash flow hedges, fair value hedges or net investment hedges.

A summary of the fair value of the Company’s derivatives recorded in the Consolidated Balance Sheets are as follows (in millions):

	Balance Sheet			Balance Sheet
	Classification	4/4/09	1/3/09	Classification	4/4/09	1/3/09

Derivatives designated as hedging instruments:
Interest Rate Contracts
Cash Flow	Other current assets	$—	$—	Accrued expenses	$0.6	$0.6
	LT Other assets	—	—	LT Other liabilities	5.0	6.0
Fair Value	Other current assets	2.6	—	Accrued expenses	—	—
	LT Other assets	1.0	—	LT Other liabilities	—	—
Foreign Exchange Contracts
Cash Flow	Other current assets	1.1	0.5	Accrued expenses	0.2	1.4
	LT Other assets	0.1	—	LT Other liabilities	18.3	22.0
Net Investment Hedge	Other current assets	—	—	Accrued expenses	13.8	—
	LT Other assets	—	—	LT Other liabilities	—	20.7

		$4.8	$0.5		$37.9	$50.7

Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$7.7	$10.3	Accrued expenses	$3.2	$19.5
	LT Other assets	16.3	21.0	LT Other liabilities	10.8	14.0

		$24.0	$31.3		$14.0	$33.5

The counterparties to all of the above mentioned financial instruments are major international financial institutions. The Company is exposed to credit risk for net exchanges under these agreements, but not for the notional amounts. The risk is limited to the asset amounts noted above. The Company limits its exposure and concentration of risk by diversifying financial institutions and does not anticipate non-performance by any of its counterparties. Further, as more fully discussed in Note M Fair Value Measurements, the Company considers non-performance risk of its counterparties at each reporting period and adjusts the carrying value of these assets accordingly. The risk of default is considered remote.

CASH FLOW HEDGES

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

There is a $3.2 million and $4.8 million after-tax gain reported for cash flow hedge effectiveness in Accumulated other comprehensive income as of April 4, 2009 and January 3, 2009, respectively. Of this amount $2.3 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next 12 months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies through the maturity dates. The table below details pre-tax amounts reclassified from Accumulated other comprehensive income into earnings during the periods in which the underlying hedged transactions affected earnings; due to the effectiveness of these instruments in matching the underlying on a net basis there was no significant earnings impact.

				Gain (Loss)
				Recognized in
				Income on
				Derivatives
				(Ineffective
		Classification of	Gain (Loss)	Portion & Amount
		Gain (Loss)	Reclassified from	Excluded from
	Gain (Loss)	Reclassified from	OCI to Income	Effectiveness
(In millions)	Recorded in OCI	OCI to Income	(Effective Portion)	Testing)

Interest Rate
Contracts	$(0.1)	Interest expense	$(1.2)	$—
Foreign
Exchange
Contracts	1.3	Cost of sales	1.6	—
	3.6	Other-net	6.8	—

The impact of de-designated hedges was a pre-tax gain of $0.6 million in the first quarter of 2009. The hedged items impact to the income statement for the first quarter of 2009 was a loss of $2.9 million to Cost of sales and a loss of $6.4 million to Other-net. There was no impact related to the interest rate contracts hedged items.

Interest Rate Contracts

The Company enters into interest rate swap agreements in order to obtain the lowest cost source of funds within a targeted range of variable to fixed-rate debt proportions. At April 4, 2009, the Company has outstanding contracts fixing the interest rate on its $320.0 million floating rate convertible notes (LIBOR less 350 basis points) at 1.43%.

Foreign Currency Contracts

Forward contracts:  Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from its non-United States dollar subsidiaries that creates volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases of inventory. Gains and losses reclassified from Accumulated other comprehensive income for the effective and ineffective portions of the hedge as well as any amounts excluded from effectiveness testing are recorded to Cost of sales. As of April 4, 2009 the notional values of the hedge contracts is as follows (includes $36.7 million which is de-designated):

		Year of
(In millions)	Notional	Maturity

Chinese renminbi	32.5	2009
Euro	19.8	2009
Great Britain pound	8.1	2009
Japanese yen	2.6	2009-2010
Thai baht	6.0	2009

Total forward contracts	$69.0

Currency swaps:  The Company and its subsidiaries have entered into various inter-company transactions whereby the notional values are denominated in currencies other than the functional currencies of the party executing the trade. In order to better match the cash flows of its inter-company obligations with cash flows from operations, the Company enters into currency swaps. The notional value of the United States dollar exposure and the related hedge contracts outstanding as of April 4, 2009 is $150.0 million.

FAIR VALUE HEDGES

For derivative instruments that are so designated at inception and qualify as fair value hedges, the Company records the changes in the fair value of the derivative instrument as well as the hedged item in the income statement within the same caption. The Company measures effectiveness by comparing the cumulative change in the hedged contract with the cumulative change in the hedged item, both of which are based on forward rates.

Interest Rate Risk

In an effort to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, the Company enters into interest rate swaps. In January 2009, the Company entered into interest rate swaps with notional values which equaled the Company’s $200.0 million 4.9% notes due 2012 and $250.0 million 6.15% notes due 2013. The interest rate swaps effectively converted the Company’s fixed rate debt to floating rate debt based on LIBOR, thereby hedging the fluctuation in fair value resulting from changes in interest rates. A summary of the fair value adjustments relating to these swaps for the first quarter of 2009 are as follows (in millions):

		First Quarter 2009
Income Statement	Notional Value of	Gain/(Loss) on	Gain / (Loss) on
Classification	Open Contracts	Swaps	Borrowings

Interest Expense	$450.0	$1.1	$(1.1)

In addition to the amounts in the table above, the net swap settlements that occur each period and amortization of terminated swaps are also reported in interest expense, and amounted to a $3.0 million gain for the first quarter of 2009. Interest expense for the period was $6.4 million on the underlying debt.

NET INVESTMENT HEDGES

Foreign Exchange Contracts

The Company utilizes net investment hedges to offset the translation adjustment arising from remeasurement of its investment in the assets, liabilities, revenues, and expenses of its foreign subsidiaries. For derivative instruments that are designated at inception and qualify as net investment hedges, the Company records the effective portion of the gain or loss on the derivative instrument in Accumulated other comprehensive income. The Company measures effectiveness by comparing the cumulative change in the hedged contract with the cumulative change in the hedged item, both of which are based on forward rates. The total after-tax amount in Accumulated other comprehensive income was a loss of $2.4 million and $6.6 million at April 4, 2009 and January 3, 2009, respectively. In December 2008 the Company entered into a foreign exchange contract to hedge its net investment in euro assets, as detailed in the pre-tax amounts below (in millions).

First Quarter 2009
Ineffective Portion &
Amount Excluded
	Notional Value	Amount	Effective Portion	from Effectiveness
Income Statement	of Open	Recorded in OCI	Recorded in Income	Testing Recorded in
Classification	Contract	Gain (Loss)	Statement	Income Statement

Other-net	$223.4	$6.8	$—	$—

UNDESIGNATED HEDGES

Foreign Exchange Contracts

Currency swaps and foreign exchange forward contracts are used to reduce exchange risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (i.e. affiliate loans, payables, receivables). The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results. The following is a summary of contracts outstanding at April 4, 2009:

		Year of
(In millions)	Notional	Maturity

Forward Contracts:
Australian dollar	$4.5	2009
Canadian dollar	18.5	2009
Chinese renminbi	18.0	2009
Czech koruna	1.0	2009
Danish krone	32.9	2009
Euro	18.2	2009 — 2010
Great Britain pound	12.9	2009
Japanese yen	0.9	2009
Mexican peso	3.1	2009
New Zealand dollar	0.5	2009
Polish zloty	6.8	2009
South African rand	0.9	2009
Swiss franc	10.2	2009
Swedish krona	0.1	2009
Taiwan dollar	61.7	2009
Thai Baht	12.1	2009

Total forward contracts	$202.3

Currency Swaps:
Canadian dollar	25.0	2010
Euro	68.6	2010
Great Britain pound	28.5	2011
United States dollar	129.4	2010

Total currency swaps	$251.5

The income statement impacts related to derivatives not designated as hedging instruments under SFAS 133 for the first quarter of 2009 is as follows (in millions):

Derivatives Not		Amount of Gain (Loss)
Designated as Hedging	Income Statement	Recorded in Income on
Instruments under SFAS 133	Classification	Derivative

Foreign Exchange Contracts	Other-net	$2.2

In January 2009, a Great Britain pound currency swap matured, resulting in a cash payment of $10.5 million.

H.	Equity Option

In January 2009, the Company purchased from financial institutions over the counter 15-month capped call options on 3 million shares of its common stock for an aggregate premium of $16.4 million, or an average of $5.47 per option. In accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” the premium paid was recorded as a reduction to equity. The gain or loss on the option will depend on the actual market price of the Company’s stock on exercise dates which occur in March 2010. The contracts for each of the three series of options generally provide that the options may, at the Company’s election, be cash settled, physically settled or net-share settled (the default settlement method). Each series of options has various expiration dates within the month of March 2010. The options will be automatically exercised if the market price of the Company’s common stock on the relevant expiration date is greater than the applicable lower strike price (i.e. the options are “in-the-money”). If the market price of the Company’s common stock at the expiration date is below the applicable lower strike price, the relevant options will expire with no value. If the market price of the Company’s common stock on the relevant expiration date is between the applicable lower and upper strike prices, the value per option to the Company will be the then-current market price less that lower strike price. If the market price of the Company’s common stock is above the applicable upper strike price, the value per option to the Company will be the difference between the applicable upper strike price and lower strike price. The aggregate fair value of the options at April 4, 2009 was $13.9 million.

			(Per Share)
		Net Premium	Initial	Lower	Upper Strike
Series	Number of Options	Paid (In millions)	Hedge Price	Strike Price	Price

Series I	1,000,000	$5.5	$32.97	$31.33	$46.16
Series II	1,000,000	$5.5	$32.80	$31.16	$45.92
Series III	1,000,000	$5.4	$32.73	$31.10	$45.83

	3,000,000	$16.4	$32.84	$31.19	$45.97

I.	Convertible Notes

FSP APB 14-1 applies to the Company’s $320.0 million in outstanding convertible notes (the “Convertible Notes”) that were issued on March 20, 2007 and are due May 17, 2012. At maturity, the Company is obligated to repay the principal in cash, and may elect to settle the conversion option value, if any, as detailed further below, in either cash or shares of the Company’s common stock. The Convertible Notes bear interest at an annual rate of 3-month LIBOR minus 3.5%, reset quarterly (but never less than zero), and initially set at 1.85%. Interest is payable quarterly commencing August 17, 2007. At the March 20, 2007 issuance date the estimated market rate of interest for the Convertible Notes would have been 5.13% (the non-convertible or “straight-debt” borrowing rate) without the conversion option feature. The FSP requires the Company to record non-cash interest accretion to reflect the straight-debt borrowing rate on the Convertible Notes and to recast prior periods for comparability. The Convertible Notes are unsecured general obligations and rank equally with all of the Company’s other unsecured and unsubordinated debt. The Convertible Notes were issued as a component of the Company’s Equity Units and are pledged as collateral to secure the holders’ obligations to purchase common stock under the terms of the Equity Purchase Contract component of these units, as described more fully in Note I Long-Term Debt and Financing Arrangements in the Company’s 2008 Form 10-K.

The Company is obligated to remarket the Convertible Notes commencing on May 10, 2010 to the extent that holders of the Convertible Note element of an Equity Unit or holders of separate Convertible Notes elect to participate in the remarketing. Holders of Equity Units may elect to have the Convertible Note element of their units not participate in the remarketing by the following means: create a Treasury Unit (replace the Convertible Notes with zero-coupon U.S. Treasury securities as collateral to secure their performance under the Equity Purchase Contracts); settle the Equity Purchase Contracts early; or settle the Equity Purchase Contracts in cash prior to May 7, 2010. Upon a successful remarketing of the Convertible Notes, the proceeds will be utilized to satisfy in full the Equity Unit holders’ obligations to purchase the applicable amount of the Company’s common stock under the Equity Purchase Contracts on May 17, 2010. In the event the remarketing of the Convertible Notes is not successful, the holders may elect to pay cash or to deliver the Convertible Notes to the Company as consideration to satisfy their obligation to purchase common shares under the Equity Purchase Contract.

The conversion premium for the Convertible Notes is 19.0%, equivalent to the initial conversion price of $64.80 based on the $54.45 value of the Company’s common stock at the date of issuance. Upon conversion on May 17, 2012 (or in respect of a cash merger event), the Company will deliver to each holder of the Convertible Notes $1,000 cash for the principal amount of each note. Additionally at conversion, to the extent, if any, that the conversion option is “in the money”, the Company will deliver, at its election, either cash or shares of the Company’s common stock based on an initial conversion rate of 15.4332 shares (equivalent to the initial conversion price set at $64.80) and the applicable market value of the Company’s common stock. The ultimate conversion rate may be increased above 15.4332 shares in accordance with standard anti-dilution provisions applicable to the Convertible Notes or in the event of a cash merger. For example, an increase in the ultimate conversion rate will apply if the Company increases the per share common stock dividend rate during the five year term of the Convertible Notes; accordingly such changes to the conversion rate are within the Company’s control under its discretion regarding distributions it may make and dividends it may declare. Also, the holders may elect to accelerate conversion, and “make whole” adjustments to the conversion rate may apply, in the event of a cash merger or “fundamental change”. Subject to the foregoing, if the market value of the Company’s common shares is below the conversion price at conversion, (initially set at a rate equating to $64.80 per share), the conversion option would be “out of the money” and the Company would have no obligation to deliver any consideration beyond the $1,000 principal payment required under each of the Convertible Notes. To the extent, if any, that the conversion option of the Convertible Notes becomes “in the money” in any interim period prior to conversion, there will be a related increase in diluted shares outstanding utilized in the determination of the Company’s diluted earnings per share in accordance with the treasury stock method prescribed by SFAS No. 128, Earnings Per Share. At April 4, 2009, the conversion option is out of the money and accordingly the Company does not have any obligation beyond the $320.0 million of outstanding convertible notes.

The principal amount of the Convertible Notes was $320.0 million at both April 4, 2009 and January 3, 2009. The net carrying value and unamortized discount of the Convertible Notes was $286.8 million and $33.2 million, respectively, at April 4, 2009 and $284.3 million and $35.7 million, respectively, at January 3, 2009. The remaining unamortized balance will be recorded to interest expense through the Convertible Notes maturity in May 2012. The equity component carrying value was $32.9 million at both balance sheet dates.

No interest expense was recorded for the contractual interest coupon on the Convertible Notes for the periods presented because it would be less than a zero interest rate based upon the applicable 3-month LIBOR minus 3.5% rate in these periods. The Company has outstanding derivative contracts fixing the interest rate on the $320.0 million floating rate Convertible Notes (3-month LIBOR less 350 basis points) at 1.43% and recognized $1.2 million of interest expense pertaining to these interest rate swaps in each of the three month periods ending April 4, 2009 and March 29, 2008. The non-cash interest expense accretion related to the amortization of the liability balance as required under the FSP totaled $2.5 million for both the first quarter of 2009 and the first quarter of 2008. The interest expense recognized on the $320.0 million of Convertible Notes reflecting both the fixed interest rate swaps and the interest accretion required under the FSP represented an effective interest rate of 5.1% for the first quarter of 2009 and 5.2% for the first quarter of 2008.

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

The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of April 4, 2009 and January 3, 2009, the Company had reserves of $28.4 million and $28.8 million, respectively, primarily for remediation activities associated with company-owned properties as well as for Superfund sites. The range of environmental remediation costs that is reasonably possible is $18.9 million to $52.0 million which is subject to change in the near term.

K.	Guarantees

The Company’s financial guarantees at April 4, 2009 are as follows (in millions):

		Maximum	Liability
		Potential	Carrying
	Term	Payment	Amount

Guarantees on the residual values of leased properties	Less than 1 year	$53.8	$—
Standby letters of credit	Generally 1 year	35.1	—
Commercial customer financing arrangements	Up to 6 years	15.0	13.6
Guarantee on the external Employee Stock Ownership Plan (“ESOP”) borrowings	Through 2009	1.0	1.0

		$104.9	$14.6

The Company has guaranteed a portion of the residual value arising from its synthetic lease and U.S. master personal property lease programs. The lease guarantees aggregate $53.8 million while the fair value of the underlying assets is estimated at $63.7 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these lease guarantees. The Company has issued $35.1 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs. The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors for their initial purchase of the inventory and truck necessary to function as a distributor. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors. The gross amount guaranteed in these arrangements is $15.0 million and the $13.6 million carrying value of the guarantees issued is recorded in debt and other liabilities as appropriate in the consolidated balance sheet.

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

The changes in the carrying amount of product and service warranties for the three months ended April 4, 2009 are as follows (in millions):

Balance January 3, 2009	$65.6
Warranties and guarantees issued	4.9
Warranty payments	(5.7)
Currency and other	(0.7)

Balance April 4, 2009	$64.1

L.	Net Periodic Benefit Cost — Defined Benefit Plans

Following are the components of net periodic benefit cost for the three months ended April 4, 2009 and March 29, 2008 (in millions):

	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2009	2008	2009	2008	2009	2008

Service cost	$0.9	$0.6	$0.7	$1.1	$0.3	$0.3
Interest cost	2.5	2.4	3.1	4.1	0.4	0.4
Expected return on plan assets	(1.7)	(2.5)	(3.4)	(5.1)	—	—
Amortization of prior service cost	0.3	0.3	—	0.1	—	—
Amortization of net loss (gain)	0.8	0.1	0.6	1.1	(0.1)	(0.1)

Net periodic benefit cost	$2.8	$0.9	$1.0	$1.3	$0.6	$0.6

M.	Fair Value Measurements

SFAS 157 defines, establishes a consistent framework for measuring, and expands disclosure requirements about fair value. SFAS 157 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1 — Quoted prices for identical instruments in active markets.

Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs and significant value drivers are observable.

Level 3 — Instruments that are valued using unobservable inputs.

The Company holds various derivative financial instruments that are employed to manage risks, including foreign currency and interest rate exposures. These financial instruments are carried at fair value and are included within the scope of SFAS 157. The Company determines fair value of derivatives through the use of matrix or model pricing, which utilize verifiable inputs such as market interest and currency rates. When determining the fair value of these financial instruments for which Level 1 evidence does not exist, the Company considers various factors including the following: exchange or market price quotations of similar instruments, time value and volatility factors, the Company’s own credit rating and the credit rating of the counter-party.

The following table presents the fair value and the hierarchy levels, for financial assets and liabilities that are measured at fair value (in millions):

				Significant
		Quoted Prices in	Significant Other	Unobservable
	Total Carrying	Active Markets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

April 4, 2009:
Derivative assets	$28.8	$—	$28.8	$—
Derivatives liabilities	$51.9	$—	$51.9	$—
January 3, 2009:
Derivative assets	$31.8	$—	$31.8	$—
Derivatives liabilities	$84.2	$—	$84.2	$—

The Company recorded $0.7 million in restructuring related asset impairments during the first quarter, as discussed in Note F Restructuring. Fair value for impaired production assets was based on the present value of discounted cash flows. This included an estimate for future cash flows as production activities are phased out as well as auction values (prices for similar assets) for assets where use has been discontinued or future cash flows are minimal. The assumptions represented Level 3 inputs.

N.	Discontinued Operations

During 2008, the Company sold its CST/berger laser leveling and measuring business to Robert Bosch Tool Corporation, for $196.7 million in cash and recorded an $83.2 million after-tax gain as a result of the sale. The Company sold three other smaller businesses during 2008 for total cash proceeds of $7.9 million and a total after-tax loss of $0.2 million. The divestitures of these businesses were made pursuant to the Company’s growth strategy which entails a reduction of risk associated with certain large customer concentrations and reallocation of capital resources to increase shareowner value.

CST/berger, which was formerly in the Company’s CDIY segment, manufactures and distributes surveying accessories as well as building and construction instruments primarily in the Americas and Europe. Two of the small businesses that were sold were part of the Security segment, while the third minor business was part of the Industrial segment.

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of operations of CST/berger and the three small businesses have been reported as discontinued operations. The operating results of the four divested businesses are summarized as follows (in millions):

	2009	2008

Net sales	$—	$25.9
Pretax (loss)/earnings	(1.1)	3.8
Income taxes (benefit)	(0.5)	1.4

Net (loss)/earnings from discontinued operations	$(0.6)	$2.4

There were no assets or liabilities classified as held for sale in the Consolidated Balance Sheets at April 4, 2009 and January 3, 2009.

O.	Subsequent Events

On May 1, 2009, the Company committed to repurchase $103.0 million of its junior subordinated debt securities issued in November 2005 for $58.7 million in cash. The Company expects the transaction will result in a pretax gain of approximately $44 million. The cash settlement of the transaction will occur on May 6, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a diversified worldwide supplier of tools and engineered solutions for professional, industrial, construction, and do-it-yourself (“DIY”) use, as well as engineered and security solutions for industrial and commercial applications. Its operations are classified into three business segments: Security, Industrial and Construction & DIY (“CDIY”). The Security segment is a provider of access and security solutions primarily for retailers, educational, financial and healthcare institutions, as well as commercial, governmental and industrial customers. The Company provides an extensive suite of mechanical and electronic security products and systems, and a variety of security services. These include security integration systems, software, related installation, maintenance, monitoring services, healthcare solutions, automatic doors, door closers, exit devices, hardware and locking mechanisms. Security products are sold primarily on a direct sales basis and in certain instances, through third party distributors. The Industrial segment manufactures and markets: professional industrial and automotive mechanics tools and storage systems; assembly tools and systems; plumbing, heating and air conditioning tools; hydraulic tools and accessories; and specialty tools. These products are sold to industrial customers and distributed primarily through third party distributors as well as direct sales forces. The CDIY segment manufactures and markets hand tools, consumer mechanics tools, storage systems, pneumatic tools and fastener products which are principally utilized in construction and do-it-yourself projects. These products are sold primarily to professional end users as well as consumers, and are distributed through retailers (including home centers, mass merchants, hardware stores, and retail lumber yards).

Over the past several years, the Company has generated strong free cash flow and received substantial proceeds from divestitures that enabled a transformation of the business portfolio. Beginning with the first significant security acquisitions in 2002, Stanley has consummated $2.8 billion in acquisitions and pursued a diversification strategy to enable profitable growth. The strategy involves industry, geographic and customer diversification, as exemplified by the expansion of security solution product offerings, the growing proportion of sales outside the U.S., and the deliberate reduction of the Company’s dependence on sales to U.S. home centers and mass merchants. Sales outside the U.S. represented 41% of the total in 2009, up from 29% in 2002. Sales to U.S. home centers and mass merchants have declined from a high point of approximately 40% in 2002 to 14% in 2009. The reallocation of capital to higher growth businesses and attendant diversification of the revenue base helped position Stanley to weather the current challenging economic times. In the near term, management will concentrate primarily on debt reduction, driving operating efficiencies through the Stanley Fulfillment System disciplines, and the integration of acquisitions to achieve further synergies. Management continues to monitor markets for attractive acquisition targets. In the medium term the Company intends to pursue further growth opportunities in security solutions, industrial tools, healthcare markets and emerging markets while maintaining focus on the valuable branded tools and storage businesses. Refer to the “Business Overview” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009 for additional strategic discussion.

First Quarter 2009 Cost Actions and Outlook

The global economic downturn deepened during the first quarter as evidenced by a 19% decline in sales unit volumes versus the prior year. A contingency cost reduction plan was developed early in the year to protect earnings and cash flow in the event estimated full year 2009 volume declines were greater than 10-12%. Management elected to implement this plan as the quarter progressed and projections evolved to indicate that full year sales volume declines were more likely to be between 13-15%, with smaller volume declines in the back half of the year as comparisons become easier.

The Company estimates that full year diluted earnings per share will be in the range of $2.00 to $2.50 based on the following assumptions:

•	Diluted earnings per share are expected to decrease within the range of $2.40 — $2.90 compared to 2008 stemming from the 13-15% sales volume decline mentioned previously

•	With the U.S. dollar at present exchange levels, the Company expects revenues for the year will decline 4% from unfavorable translation. Continued weakness of foreign currencies relative to the dollar at present levels will engender an estimated $.50 per diluted share earnings decrease versus 2008 due to currency, most of which will occur by mid-year.

•	Acquisitions completed in 2008 are expected to provide approximately $0.10 per diluted share earnings accretion in 2009.

•	The cost reduction plan initiated in the quarter is expected to generate annual savings of $100 million, an estimated $45 million of which will be realized in 2009. The Company plans to reinvest approximately $15 million of the $45 million in current year savings from the 2009 plan to fund investments in brand development and Security organic growth initiatives. The brand development entails expanded advertising in major league U.S. baseball stadiums as well as NASCAR racing sponsorships. The 2009 restructuring program, net of the previously mentioned brand and growth investments, will provide an estimated $.28 benefit per diluted share in 2009. The diluted earnings per share benefit from the 2008 actions will approximate $1.75 in 2009. The 2008 restructuring actions reflect necessary cost cutting to align with lower sales and are supplemented by the 2009 actions which are designed to improve the effectiveness of the organization as well as promote efficiency. Fastening systems will be consolidated with the consumer tools and storage business. These CDIY segment businesses have significant channel and customer overlap so the combination will leverage resources and enable more efficient operations.

•	Restructuring and related charges for the above mentioned programs are projected to total approximately $35 million in 2009, with an additional $10 million in carryover charges from the 2008 actions to be recognized later in 2009, primarily pertaining to headcount reductions in Europe which are pending regulatory processes. As a result, the Company expects 2009 pre-tax restructuring and related charges will total approximately $45 million, of which $10 million was recognized in the first quarter, while most of the remaining charges will be recorded in the second and third quarters.

The diluted per share carryover savings from both cost reduction programs in 2010 will be partially offset by a number of factors including cost pressures and increased share count. Management believes the cost reduction and other strategic actions taken will position Stanley well for future growth.

RESULTS OF OPERATIONS

Below is a summary of consolidated operating results for the three months ending April 4, 2009, followed by an overview of performance by business segment. The terms “organic” and “core” are utilized to describe results aside from the impact of acquisitions during their initial 12 months of ownership. This ensures appropriate comparability to operating results in the prior period.

Net Sales:  Net sales from continuing operations were $913 million in the first quarter of 2009 as compared to $1.071 billion in the first quarter of 2008, representing a decrease of $158 million or 15%. Acquisitions, primarily Sonitrol and Générale de Protection (“GdP”) in the Security segment, contributed a 7% increase in net sales. Organic sales volume declined 19% and unfavorable foreign currency translation in all regions impacted sales by 6%, which was partially offset by 3% of favorable customer pricing. There were double digit percentage sales volume declines in the Americas, Europe and Asia arising from global economic weakness, with Europe, down 24%, posting the most severe volume decrease. The Industrial segment, with its European-based Facom business, had the most significant decline of the three segments with a 27% drop in sales volume which was exacerbated by distributor inventory corrections associated with credit market pressures. The CDIY segment unit volume sales declined 22% as both the fastening systems and consumer tools and storage businesses struggled in contracting construction markets around the world. The Security segment continued to buttress the Company’s overall performance with relatively modest organic sales declines by comparison.

Gross Profit:  Gross profit from continuing operations was $361 million, or 39.6% of net sales, in the first quarter of 2009, compared to $406 million, or 37.9% of net sales, in the prior year. The lower gross profit amount pertained to the previously discussed widespread sales volume decline. Acquisitions, primarily Sonitrol and GdP, generated $40 million in gross profit and contributed to the strong gross margin rate expansion. The 170 basis point improvement in the gross margin rate was further enabled by overall customer pricing actions that lagged cost inflation as well as strong performance in the Security segment, particularly by the U.S. mechanical lock and electronic security integration businesses. Additionally, the cost actions taken to adjust to slow demand helped cushion margin rate pressure.

SG&A expenses:  Selling, general and administrative expense (“SG&A”) from continuing operations, inclusive of the provision for doubtful accounts, was $253 million, or 27.7% of net sales, in the first quarter of 2009, compared to $275 million, or 25.6% of net sales, in the prior year. Aside from acquisitions, which contributed $23 million of incremental SG&A, SG&A declined $45 million from the prior year. The Company implemented headcount reductions and various cost containment actions such as temporarily suspending certain U.S. retirement benefits in 2009 and sharply curtailing travel and other discretionary spending. There was also some reduction from variable selling and other costs as well as favorable currency translation.

Interest and Other-net:  Net interest expense from continuing operations in the first three months of 2009 was $16 million compared to $21 million in the first three months of 2008. The decrease is related to lower interest rates on short-term borrowings in the current year. Additionally, the Company entered into interest rate swaps on certain term debt which reduced the effective interest rate.

Other-net expense from continuing operations amounted to $30 million in the first quarter of 2009 versus $20 million in 2008, primarily due to increased intangible asset amortization expense and acquisition deal costs required to be expensed from the adoption of SFAS 141R in January 2009.

Income Taxes:  The effective income tax rate on continuing operations was 26.0% in the first quarter this year, consistent with 26.2% in the prior year.

Business Segment Results

The Company’s reportable segments are aggregations of businesses that have similar products, services and end markets, among other factors. The Company utilizes segment profit (which is defined as net sales minus cost of sales, and SG&A aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, interest income, interest expense, other-net (inclusive of intangible asset amortization expense), restructuring and asset impairments, and income tax expense. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and the expense pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Refer to the Restructuring and Asset Impairments section of MD&A for the restructuring charges attributable to each segment. As discussed previously, the Company’s operations are classified into three business segments: Security, Industrial, and Construction and Do-It-Yourself (“CDIY”).

Security:  Security sales increased 12% to $374 million during the first three months of 2009 from $333 million in the corresponding 2008 period. Acquisitions, primarily Sonitrol and GdP, contributed nearly a 22% increase in sales. There was a 5% unfavorable foreign currency impact from Europe and Canada. Organic unit volume declines were partially offset by favorable customer pricing. On a combined basis, price and volume were down mid-single digits in convergent security, and for mechanical access solutions the decrease was in line with the overall segment decline. Mechanical access solutions posted volume growth with services, certain national and governmental accounts, and remodeling and retro-fit activity that were more than offset by overall weakness in retail, banking and other sectors. Lower organic unit volume in convergent electronic security primarily pertained to fewer system installations especially in national accounts, causing a mix shift to higher margin recurring monthly service revenue.

Security segment profit amounted to $71 million, or 18.9% of net sales, for the first quarter of 2009 as compared with $53 million, or 16.0% of net sales, in the prior year. This 290 basis point profit expansion was attributable to the previously mentioned mix shift to higher margin service revenues, acquisitions and related synergies, benefits of customer pricing and proactive cost actions.

Industrial:  Industrial sales of $236 million in the first quarter of 2009 decreased 29% from $333 million in the prior year. Unfavorable foreign currency translation, primarily European, reduced sales by 5%. Unit volumes in Europe and the Americas fell 29% and 25%, respectively, and all businesses within the segment experienced 20% or greater declines. The Industrial and Automotive Tools businesses experienced significant customer inventory corrections that accounted for approximately one third of the unit volume declines in Europe and the U.S. In Engineered Solutions, price gains and stable government demand were more than offset by lower volumes due to reduced capital expenditures within the commercial customer base.

Industrial segment profit was $25 million, or 10.4% of net sales, for the first quarter of 2009, compared with $49 million, or 14.6% of net sales, in 2008. Segment profit decreased substantially due to the sales volume declines. Also, European cost savings from headcount reduction actions take longer to achieve due to the European Union works council process; these actions should help alleviate profit pressure later in the year once implemented. Customer price recovery and productivity exceeded inflation enabling the double digit profit rate despite difficult economic conditions.

Construction & Do-It-Yourself (“CDIY”):  CDIY sales were $303 million in the first quarter of 2009, down 25% from $406 million in the prior year. Segment unit volumes dropped 23% in both the Americas and Europe and to a lesser extent in Asia as the global economic downturn expanded geographically. Foreign currency translation negatively impacted sales by 7% which was partially offset by favorable customer pricing. International sales declined rapidly throughout the first quarter and significantly from the fourth quarter of 2008. Fastening systems continued to be affected by sharply lower construction and industrial economic activity worldwide. U.S. sales for the consumer tools and storage (“CT&S”) business were down by 11%, slightly better than the 13% decline in the fourth quarter of 2008. Key U.S. customer point of sale data for CT&S products were down 9% versus the first quarter of 2008.

Segment profit was $29 million, or 9.5% of net sales, for the first quarter of 2009, compared to $47 million or 11.6% of net sales in the prior year. While the 9.5% segment profit rate declined 210 basis points from the first quarter of 2008, it represents a sequential improvement from 6.4% in the fourth quarter of 2008. The positive impacts of customer pricing and manufacturing productivity on the segment profit rate were more than offset by lower sales volumes. As previously discussed pertaining to the industrial segment, there is a longer time frame necessary for implementation of cost reduction actions in Europe but these should favorably impact the profit rate later in the year.

Restructuring and Asset Impairments

At April 4, 2009, the Company’s restructuring reserve balance was $65.1 million. The Company expects to utilize a majority of these reserves in 2009 and estimates approximately 30% will be expended in 2010 depending upon the timing of actions in Europe as discussed below. A summary of the restructuring reserve activity from January 3, 2009 to April 4, 2009 is as follows (in millions):

		Acquisition	Net
	1/3/09	Accrual	Additions	Usage	Currency	4/4/09

Acquisitions
Severance and related costs	$10.8	$0.8	$—	$(0.9)	$(0.3)	$10.4
Facility closure	1.8	1.6	—	(0.1)	—	3.3

Subtotal acquisitions	12.6	2.4	—	(1.0)	(0.3)	13.7

2009 Actions
Severance and related costs	—	—	8.3	(1.2)	—	7.1
Asset impairments	—	—	0.7	(0.7)	—	—
Facility closure	—	—	0.1	(0.1)	—	—

Subtotal 2009 actions	—	—	9.1	(2.0)	—	7.1

Pre-2009 Actions
Severance and related costs	54.1	—	—	(8.7)	(1.1)	44.3
Other	1.2	—	—	(1.2)	—	—

Subtotal Pre-2009 actions	55.3	—	—	(9.9)	(1.1)	44.3

Total	$67.9	$2.4	$9.1	$(12.9)	$(1.4)	$65.1

2009 Actions:  In response to further sales volume declines associated with the economic recession, the Company initiated various cost reduction programs in the first quarter of 2009. Severance charges of $8.3 million were recorded during the quarter relating to the reduction of approximately 480 employees. In addition to severance, $0.7 million in charges was recognized for asset impairments. The asset impairments pertain to production and distribution assets written down as a result of the decision to move certain manufacturing activities to lower cost countries and the closure of several small distribution centers. Facility closure costs totaled $0.1 million. Of the amounts charged in the first quarter, $2.0 million has been utilized to date, with $7.1 million of reserves remaining as of April 4, 2009. Of the charges recognized in the first quarter of 2009: $4.2 million pertains to the Security segment, $1.6 million to the Industrial segment; $2.9 million to the CDIY segment; and $0.4 million to non-operating entities.

Pre-2009 Actions:  During 2008, the Company initiated cost reduction initiatives in order to maintain its cost competitiveness. A large portion of these actions were initiated in the fourth quarter as the Company responded to deteriorating business conditions resulting from the U.S. economic weakness and slowing global demand, primarily in its CDIY and Industrial segments. Severance charges of $70.0 million were recorded relating to the reduction of approximately 2,700 employees. In addition to severance, $13.6 million in charges were recognized pertaining to asset impairments for production assets and real estate, and $0.7 million for facility closure costs. Of the $85.5 million full year 2008 restructuring and asset impairment charges, $13.8 million, $29.7 million, $35.6 million, and $6.4 million pertained to the Security, Industrial, CDIY, and Non-operating segments, respectively. Also, $1.2 million in other charges stemmed from the termination of service contracts. During 2007, the Company also initiated $11.8 million of cost reduction actions in various businesses entailing severance for 525 employees and the exit of a leased facility. As of January 3, 2009 the reserve balance related to these prior actions totaled $55.3 million. The amount utilized in the first quarter of 2009 totaled $9.9 million. The remaining reserve balance of $44.3 million predominantly relates to actions in Europe that are pending completion with the European Works Council process.

Acquisition Related:  During the first quarter of 2009, $2.4 million of reserves were established for an acquisition closed in the latter half of 2008 related to the consolidation of security monitoring call centers. Of this amount $0.8 million was for the severance of approximately 90 employees and $1.6 million related to the closure of a branch facility, primarily from remaining lease obligations. The Company utilized $1.0 million of the restructuring reserves during the first quarter of 2009 established for previous acquisitions and as of April 4, 2009, $13.7 million in acquisition-related accruals remain.

The remaining balance primarily relates to approximately $7 million for Facom for which the timing of payments depends upon the actions of certain European governmental agencies as well as the call center consolidation expected to occur in the later quarters of 2009.

FINANCIAL CONDITION

Liquidity, Sources and Uses of Capital:

Operating and Investing Activities:  Cash flow from operations was $4 million in the first quarter of 2009 compared to $108 million in 2008, related to lower earnings in the current year associated with the economic recession, working capital and other operating outflows. Working capital usage was $45 million in the quarter due to a decrease in accounts payable pertaining to lower manufacturing activity and other spending reductions. Other operating cash outflows were $37 million in the first three months of 2009 as compared with a $9 million inflow in the prior year. This fluctuation is mainly attributable to payments on foreign currency related derivative contracts as well as higher restructuring payments in the current year.

Capital and software expenditures were $22 million in the first quarter of 2009, down slightly compared to $25 million in 2008. The Company will continue to make capital investments that are necessary to drive productivity and cost structure improvements while ensuring that such investments provide a rapid return on capital employed.

Free cash flow, as defined in the following table, was an $18 million outflow in the first quarter of 2009 compared to an $83 million inflow in the corresponding 2008 period. The Company believes free cash flow is an important measure of its liquidity, as well as its ability to fund future growth and provide a dividend to shareowners. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

(Millions of Dollars)	2009	2008

Net cash provided by operating activities	$4	$108
Less: capital and software expenditures	(22)	(25)

Free cash (outflow) inflow	$(18)	$83

Financing Activities:

Net proceeds from short-term borrowings amounted to cash outflows of $7 million in 2009 compared to inflows of $120 million in 2008. The net proceeds in the prior year were primarily utilized to fund $102 million in common stock repurchases.

As described more fully in Note H. Equity Option, the Company paid a $16 million premium in the first quarter of 2009 for options to repurchase 3 million shares of its common stock at a strike price averaging $31.19. These options have a cap on the appreciation at an average of $45.97 per share and expire in March 2010.

During the first quarter of 2009, Fitch Ratings affirmed the Company’s long and short term debt ratings at A and F1 respectively and kept the outlook as stable. After placing the ratings under review in January, on April 16 Moody’s Investor Services downgraded the Company’s senior unsecured debt rating by one “notch” from A2 to A3 and short term debt rating term from P-1 to P-2 while maintaining the stable outlook. The Company’s debt ratings and outlook remain unchanged by Standard & Poors with a corporate credit rating of A, short term rating of A-1, and stable outlook. As detailed in the Liquidity and Financial Condition section of the Company’s 2008 Annual Report on Form 10K, the Company has adequate liquidity with various credit lines.

OTHER MATTERS

Critical Accounting Estimates:  There have been no other significant changes in the Company’s critical accounting estimates during the first quarter of 2009. Refer to the “Other Matters” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009 for a discussion of the Company’s critical accounting estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the Company’s exposure to market risk during the first quarter of 2009. For discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s Form 10-K for the year ended January 3, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e)), as of April 4, 2009, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer have concluded that, as of April 4, 2009, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic Securities and Exchange Commission filings. There has been no change in the Company’s internal controls that occurred during the first quarter of 2009 that have materially affected or are reasonably likely to materially affect the registrant’s internal control over financial reporting.

CAUTIONARY STATEMENT
Under the Private Securities Litigation Reform Act of 1995

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical, including, but not limited to, the statements regarding the Company’s ability to: (i) generate full year 2009 EPS in the range of $2.00 — 2.50 per fully diluted share; (ii) reinvest approximately $15 million in brand development and organic growth initiatives; (iii) realize annual savings of $100 million ($45 million in 2009) from the cost reduction plan initiated in the quarter; and (iv) realize a diluted earnings per share benefit of $1.75 in 2009 from the cost reduction actions initiated in 2008 (the “Results”); are “forward looking statements” and are based on current expectations.

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

The Company’s ability to deliver the Results is dependent upon: (i) the Company’s ability to implement the cost savings measures discussed in its December 11, 2008 and April 24, 2009 press releases within anticipated time frames and to limit associated costs; (ii) the Company’s ability to limit restructuring charges in 2009 to $45 million; (iii) the Company’s ability to limit unit volume declines to 13-15% relative to 2008 sales while maintaining or improving the existing product mix and geographic distribution; (iv) the Company’s ability to successfully integrate recent acquisitions (including Sonitrol, Xmark, Scan Modul and GdP), as well as any future acquisitions, while limiting associated costs;

(v) the success of the Company’s efforts to expand its tools and security businesses; (vi) the success of the Company’s efforts to build a growth platform and market leadership in Convergent Securities Solutions; (vii) the Company’s success in developing and introducing new products, growing sales in existing markets and identifying and developing new markets for its products; (viii) the continued acceptance of technologies used in the Company’s products, including Convergent Security Solutions products; (ix) the Company’s ability to manage existing Sonitrol franchisee and Mac Tools distributor relationships; (x) the Company’s ability to minimize costs associated with any sale or discontinuance of a business or product line, including any severance, restructuring, legal or other costs; (xi) the proceeds realized with respect to any business or product line disposals; (xii) the extent of any asset impairments with respect to any businesses or product lines that are sold or discontinued; (xiii) the success of the Company’s efforts to manage freight costs, steel and other commodity costs; (xiv) the Company’s ability to sustain or increase prices in order to, among other things, offset or mitigate the impact of steel, freight, energy, non-ferrous commodity and other commodity costs and any inflation increases; (xv) the Company’s ability to generate free cash flow and maintain a strong debt to capital ratio; (xvi) the Company’s ability to identify and effectively execute productivity improvements and cost reductions, while minimizing any associated restructuring charges; (xvii) the Company’s ability to obtain favorable settlement of routine tax audits; (xviii) the ability of the Company to generate earnings sufficient to realize future income tax benefits during periods when temporary differences become deductible; (xix) the continued ability of the Company to access credit markets under satisfactory terms; and (xx) the Company’s ability to negotiate satisfactory payment terms under which the Company buys and sells goods, services, materials and products.

The Company’s ability to deliver the Results is also dependent upon: (i) the success of the Company’s marketing and sales efforts; (ii) the ability of the Company to maintain or improve production rates in the Company’s manufacturing facilities, respond to significant changes in product demand and fulfill demand for new and existing products; (iii) the Company’s ability to continue improvements in working capital; (iv) the ability to continue successfully managing and defending claims and litigation; (v) the success of the Company’s efforts to mitigate any cost increases generated by, for example, increases in the cost of energy or significant Chinese Renminbi or other currency appreciation; and (vi) the geographic distribution of the Company’s earnings.

The Company’s ability to achieve the Results will also be affected by external factors. These external factors include: pricing pressure and other changes within competitive markets; the continued consolidation of customers particularly in consumer channels; inventory management pressures on the Company’s customers; the impact the tightened credit markets may have on the Company or its customers or suppliers; the extent to which the Company has to write off accounts receivable or assets or experiences supply chain disruptions in connection with bankruptcy filings by customers or suppliers; increasing competition; changes in laws, regulations and policies that affect the Company, including, but not limited to trade, monetary, tax and fiscal policies and laws; the timing and extent of any inflation or deflation in 2009; currency exchange fluctuations; the impact of dollar/foreign currency exchange and interest rates on the competitiveness of products and the Company’s debt program; the strength of the U.S. and European economies; the extent to which world-wide markets associated with homebuilding and remodeling continue to deteriorate; the impact of events that cause or may cause disruption in the Company’s manufacturing, distribution and sales networks such as war, terrorist activities, and political unrest; and recessionary or expansive trends in the economies of the world in which the Company operates, including, but not limited to, the extent and duration of the current recession in the US economy.

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

There have been no material changes to the risk factors as disclosed in the Company’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended April 4, 2009:

	(a)		Total Number	Maximum Number
	Total		Of Shares	Of Shares That
	Number Of	Average Price	Purchased As	May Yet Be
	Shares	Paid Per	Part Of A Publicly	Purchased Under
2009	Purchased	Share	Announced Program	The Program

January 4 — February 7	4,265	$33.16	—	—
February 8 — March 7	13,251	$29.97	—	—
March 8 — April 4	1,130	$29.20	—	—

	18,646	$30.66	—	—

As of April 4, 2009, 7.8 million shares of common stock remain authorized for repurchase. The Company may repurchase shares in the open market or through privately negotiated transactions from time to time pursuant to this prior authorization to the extent management deems warranted based on a number of factors, including the level of acquisition activity, the market price of the Company’s common stock and the current financial condition of the Company.

(a)	The shares of common stock in this column were deemed surrendered to the Company by participants in various of the Company’s benefit plans to satisfy the taxes related to the vesting or delivery of a combination of restricted share units and long-term incentive shares under those plans.

ITEM 5.	OTHER INFORMATION

(a) On May 4, 2009, the Company entered into an equity distribution agreement (the “Distribution Agreement”) with UBS Securities LLC (the “Manager”). Pursuant to the Distribution Agreement, the Company may sell from time to time through or to the Manager shares of the Company’s common stock having an aggregate offering price of up to $200,000,000 (the “Shares”).

Under the Distribution Agreement, the Company designates the minimum price and maximum number of Shares to be sold through the Manager on any given trading day or days, and the Manager is then required to use commercially reasonable efforts to offer such Shares on such days, subject to certain conditions. Sales of Shares, if any, will be made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices or as otherwise agreed with the Manager. The Company may also agree to sell Shares to the Manager, as principal for its own account, on terms agreed to by the parties.

The Company is not obligated to sell and the Manager is not obligated to buy or sell any Shares under the Distribution Agreement. No assurance can be given that the Company will sell any Shares under the Distribution Agreement, or, if it does, as to the sales price or number of Shares that the Company will sell, or the dates when such sales will take place. The program may be terminated or suspended by the Company at any time.

The foregoing description of the Distribution Agreement does not purport to be complete and is qualified in its entirety by reference to the Distribution Agreement, which is filed as Exhibit 1 to this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS

(1)	Equity Distribution Agreement dated as of May 4, 2009 between the Company and UBS Securities LLC.
(10)(i)	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of February 17, 2009 (incorporated by reference to Exhibit 10(v)(a) to the Company’s Annual Report on Form 10-K for the year ended January 3, 2009).
(iii)(a)	The Stanley Works 2009 Long-Term Incentive Plan*
(iii)(b)	Form of award letter for restricted stock units grants to executive officers pursuant to the Company’s 2009 Long Term Incentive Plan*
(iii)(c)	Form of award letter for long term performance award grants to executive officers pursuant to the Company’s 2009 Long Term Incentive Plan*
(iii)(d)	Employee Stock Purchase Plan as amended April 23, 2009*
(11)	Statement re computation of per share earnings (the information required to be presented in this exhibit appears in Note C to the Company’s Condensed Consolidated Financial Statements set forth in this Quarterly Report on Form 10-Q).
(31)(i)(a)	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)
(i)(b)	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)
(32)(i)	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(ii)	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensation plan or arrangement.