Form 10-Q
period 2009-07-04
STANLEY WORKS
filed 2009-07-31
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2009.
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

79,355,462 shares of the registrant’s common stock were outstanding as of July 30, 2009

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE STANLEY WORKS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JULY 4, 2009 AND JUNE 28, 2008
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	Second Quarter		Year to Date
	2009	2008	2009	2008

NET SALES	$919.2	$1,151.7	$1,832.2	$2,222.7
COSTS AND EXPENSES
Cost of sales	552.6	710.1	1,104.5	1,375.2
Selling, general and administrative	253.2	280.1	500.8	552.5
Provision for doubtful accounts	2.1	2.8	7.2	5.0
Interest expense	16.2	24.0	33.2	45.9
Interest income	(0.9)	(3.7)	(1.6)	(4.7)
Other, net	(12.6)	20.5	17.7	40.6
Restructuring charges and asset impairments	9.9	17.0	19.0	20.2

	820.5	1,050.8	1,680.8	2,034.7
Earnings from continuing operations before income taxes	98.7	100.9	151.4	188.0
Income taxes	26.7	26.3	40.4	49.1

Net earnings from continuing operations	72.0	74.6	111.0	138.9

Less: net earnings attributable to noncontrolling interests	1.2	0.4	1.9	0.6

NET EARNINGS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO THE STANLEY WORKS	70.8	74.2	109.1	138.3

Net (loss) earnings from discontinued operations before incomes taxes	(2.4)	4.7	(3.5)	8.5
Income taxes (benefit) on discontinued operations	(1.1)	0.8	(1.6)	2.2

NET (LOSS) EARNINGS FROM DISCONTINUED OPERATIONS	(1.3)	3.9	(1.9)	6.3

NET EARNINGS ATTRIBUTABLE TO THE STANLEY WORKS	$69.5	$78.1	$107.2	$144.6

BASIC EARNINGS PER SHARE OF COMMON STOCK
Continuing operations	$0.89	$0.94	$1.38	$1.75
Discontinued operations	(0.02)	0.05	(0.02)	0.08

Total basic earnings per share of common stock	$0.88	$0.99	$1.35	$1.83

DILUTED EARNINGS PER SHARE OF COMMON STOCK
Continuing operations	$0.89	$0.93	$1.37	$1.73
Discontinued operations	(0.02)	0.05	(0.02)	0.08

Total diluted earnings per share of common stock	$0.87	$0.98	$1.35	$1.80

DIVIDENDS PER SHARE OF COMMON STOCK	$0.32	$0.31	$0.64	$0.62

AVERAGE SHARES OUTSTANDING (in thousands):
Basic	79,327	78,650	79,220	78,878
Diluted	79,744	79,827	79,591	80,096

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JULY 4, 2009 AND JANUARY 3, 2009
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$156.3	$211.6
Accounts and notes receivable	654.9	677.7
Inventories	466.5	514.7
Other current assets	98.2	94.0

Total current assets	1,375.9	1,498.0
Property, plant and equipment	1,483.4	1,458.0
Less: accumulated depreciation	909.5	878.2

	573.9	579.8
Goodwill	1,790.5	1,739.2
Trademarks	330.5	333.6
Customer relationships	443.2	482.3
Other intangible assets	36.5	41.0
Other assets	199.2	192.7

Total assets	$4,749.7	$4,866.6

LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities
Short-term borrowings	$258.8	$213.8
Current maturities of long-term debt	12.6	13.9
Accounts payable	370.7	461.5
Accrued expenses	476.2	504.0

Total current liabilities	1,118.3	1,193.2
Long-term debt	1,276.9	1,383.8
Other liabilities	534.6	564.8
Commitments and contingencies (Note K)
The Stanley Works shareowners’ equity
Common stock, par value $2.50 per share	230.9	230.9
Retained earnings	2,333.7	2,291.4
Accumulated other comprehensive income	(123.7)	(152.0)
ESOP	(84.0)	(87.2)

	2,356.9	2,283.1
Less: cost of common stock in treasury	561.2	576.8

The Stanley Works shareowners’ equity	1,795.7	1,706.3
Noncontrolling interests	24.2	18.5

Total equity	1,819.9	1,724.8

Total liabilities and shareowners’ equity	$4,749.7	$4,866.6

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND SIX MONTHS ENDED JULY 4, 2009 AND JUNE 28, 2008
(Unaudited, Millions of Dollars)

	Second Quarter		Year to Date
	2009	2008	2009	2008

OPERATING ACTIVITIES
Net earnings	$70.7	$78.5	$109.1	$145.2
Less: Net earnings attributable to noncontrolling interest	1.2	0.4	1.9	0.6

Net earnings attributable to The Stanley Works	69.5	78.1	107.2	144.6
Depreciation and amortization	48.9	40.5	96.9	81.3
Changes in working capital	29.7	(24.6)	(15.6)	(32.7)
Other	(80.0)	(10.5)	(116.8)	(2.0)

Cash provided by operating activities	68.1	83.5	71.7	191.2
INVESTING ACTIVITIES
Capital expenditures	(25.1)	(28.5)	(46.8)	(53.6)
Proceeds from sale of businesses	0.1	3.3	0.9	3.3
Business acquisitions and asset disposals	0.3	(26.5)	(5.7)	(27.0)
Other investing activities	—	3.5	—	7.5

Cash used in investing activities	(24.7)	(48.2)	(51.6)	(69.8)
FINANCING ACTIVITIES
Payments on long-term debt	(60.5)	(6.6)	(61.6)	(7.7)
Stock purchase contract fees	(3.8)	(3.8)	(7.6)	(7.8)
Net short-term borrowings	54.8	52.8	47.4	172.5
Cash dividends on common stock	(25.3)	(24.3)	(50.6)	(48.6)
Proceeds from the issuance of common stock	7.6	7.2	7.6	10.0
Purchase of common stock for treasury	(0.1)	—	(0.7)	(102.3)
Premium paid for share repurchase option	—	—	(16.4)	—
Other	3.8	—	4.0	—

Cash (used in)/provided by financing activities	(23.5)	25.3	(77.9)	16.1
Effect of exchange rate changes on cash	8.4	(1.2)	2.5	6.3

Change in cash and cash equivalents	28.3	59.4	(55.3)	143.8

Cash and cash equivalents, beginning of period	128.0	324.8	211.6	240.4

CASH AND CASH EQUIVALENTS, END OF PERIOD	$156.3	$384.2	$156.3	$384.2

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
BUSINESS SEGMENT INFORMATION
THREE AND SIX MONTHS ENDED JULY 4, 2009 AND JUNE 28, 2008
(Unaudited, Millions of Dollars)

	Second Quarter		Year to Date
	2009	2008	2009	2008

NET SALES
Security	$390.6	$361.7	$764.3	$694.2
Industrial	204.4	338.2	440.4	670.9
Construction & DIY	324.2	451.8	627.5	857.6

Total	$919.2	$1,151.7	$1,832.2	$2,222.7

SEGMENT PROFIT
Security	$74.4	$65.9	$145.0	$119.2
Industrial	19.3	44.1	43.8	92.8
Construction & DIY	36.5	65.8	65.3	112.9

Segment Profit	130.2	175.8	254.1	324.9
Corporate Overhead	(18.9)	(17.1)	(34.4)	(34.9)

Total	$111.3	$158.7	$219.7	$290.0

Interest expense	16.2	24.0	33.2	45.9
Interest income	(0.9)	(3.7)	(1.6)	(4.7)
Other, net	(12.6)	20.5	17.7	40.6
Restructuring charges and asset impairments	9.9	17.0	19.0	20.2

Earnings from continuing operations before income taxes	$98.7	$100.9	$151.4	$188.0

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 4, 2009

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

The prior year financial statements have been adjusted to reflect the adoption of new accounting standards FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”) and Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”) which require retrospective application as described in Note B. The Company filed a form 8K on July 9, 2009 reflecting the retrospective application of these accounting standards to the information in its Form 10K for the year ended January 3, 2009. Certain prior year amounts have been reclassified to conform to the current year presentation.

B.	New Accounting Standards

Implemented:  In May 2008, the Financial Accounting Standards Board (“FASB”) issued FSP APB 14-1 which applies to convertible debt instruments that have a “net settlement feature” permitting settlement partially or fully in cash upon conversion. The guidance requires issuers of such convertible debt securities to separately account for the liability and equity components in a manner that reflects the issuer’s nonconvertible, unsecured debt borrowing rate. The FSP requires bifurcation of a component of the debt into equity, representative of the approximate fair value of the conversion feature at inception, and the amortization of the resulting debt discount to interest expense in the Consolidated Statement of Operations. FSP APB 14-1 is effective for the Company beginning in January 2009 and has been applied retrospectively, as required. The impact of adoption of this FSP at the March 2007 issuance date of the $330.0 million of Convertible Notes was a $54.9 million decrease in Long-term debt, a $20.9 million increase in associated deferred tax liabilities pertaining to the interest accretion, and a $0.3 million reclassification of debt issuance costs, net of tax, related to the conversion option feature of the Convertible Notes, totaling a $33.7 million increase to shareowners’ equity. As described more fully in Note I Long-Term Debt and Financing Arrangements of the Company’s 2008 Form 10-K, in November 2008, the Company repurchased and thereby extinguished $10.0 million of the Convertible Notes. As a result, the debt discount was reduced by $1.2 million and shareowners’ equity decreased $0.7 million net of tax. The remaining $53.7 million debt discount is being amortized to interest expense using the effective interest method through the Convertible Notes maturity in May 2012. Interest accretion to be recognized under the FSP in each year is as follows: $7.7 million in 2007; $10.3 million in 2008; $10.2 million in 2009; $10.6 million in 2010; $11.0 million in 2011; and $3.9 million in 2012. The net earnings impact of the interest accretion recognized in accordance with the FSP was $1.6 million, or 2 cents per diluted share for both the three month periods ended July 4, 2009 and June 28, 2008; and $3.1 million, or 4 cents per diluted share, for both the respective six month periods. Refer to Note I Long-Term Debt for further details.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. SFAS 157 indicates that an exit value (selling price) should be utilized in fair value measurements rather than an entrance value, or cost basis, and that performance risks, such as credit risk, should be included in the measurements of fair value even when the risk of non-performance is remote. SFAS 157 also clarifies the principle that fair value measurements should be based on assumptions the marketplace would use when pricing an asset whenever practicable, rather than company-specific assumptions. In February 2008, the FASB issued FSPs No. 157-1 and No. 157-2, which, respectively, removed leasing transactions from the scope of SFAS 157 and deferred its effective date for one year relative to nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Accordingly, in fiscal 2008 the Company applied SFAS 157 guidance to: (i) all applicable financial assets and liabilities; and (ii) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually). In January 2009, the Company applied this guidance to all remaining assets and liabilities measured on a non-recurring basis at fair value. The adoption of SFAS 157 for these items did not have a material effect on the Company. Refer to Note N Fair Value Measurements for disclosures relating to SFAS 157.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). Under the FSP, unvested share-based payment awards with rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities that must be included in the two-class method of computing EPS. In 2007 and earlier years the Company granted restricted stock units (“RSUs”) to certain executives with non-forfeitable dividend rights which are considered participating securities under the FSP. Approximately 120,000 and 160,000 of these RSUs were outstanding in the second quarter and year-to-date periods of 2009 and 2008, respectively. The Company adopted FSP EITF No. 03-6-1 as of January 3, 2009 and calculated basic and diluted earnings per share under both the treasury stock method and the two-class method for all periods presented. There was no difference in the earnings per share under the two methods for the three and six months ended July 4, 2009 and June 28, 2008, and the treasury stock method continues to be reported as detailed in Note C Earnings Per Share.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition), establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the information needed to evaluate and understand the nature and effect of the business combination. This statement applies to all transactions or other events in which the acquirer obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. For new acquisitions made following the adoption of SFAS 141(R), significant costs directly related to the acquisition including legal, audit and other fees, as well as most acquisition-related restructuring, must be expensed as incurred rather than recorded to goodwill as was generally permitted under SFAS 141. Additionally, contingent purchase price arrangements (also known as earn-outs) must be re-measured to estimated fair value with the impact reported in earnings. With respect to all acquisitions, including those consummated in prior years, changes in tax reserves pertaining to resolution of contingencies or other post acquisition developments are recorded to earnings rather than goodwill. SFAS 141(R) was applied to the Company’s business combinations completed in fiscal 2009. The adoption of SFAS 141(R) did not have a material impact on the Company in the first half of fiscal 2009, but may have a significant impact in future periods.

In December 2007, the FASB issued SFAS 160, which requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 has been applied beginning in fiscal 2009 as required by the Statement and the presentation and disclosure requirements have been applied retrospectively as required for all periods presented. As a result of the implementation of SFAS 160, $24.2 million and $18.5 million relating to noncontrolling interests as of July 4, 2009 and January 3, 2009, respectively, are recorded in Noncontrolling interests within Equity.

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

In June 2008, the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”), which is effective for the Company in January 2009. EITF 07-5 requires an entity to reevaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including consideration of the contingent exercise and settlement provisions in such instruments. The Company has several instruments that are in scope of the EITF, all of which were reassessed and continue to be classified in equity. As a result, the adoption of EITF 07-5 had no impact on the Company.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). This standard requires the Company to make a disclosure of the date through which subsequent events were evaluated in interim and annual periods but does not change the accounting for subsequent events. Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. Under SFAS 165, as under current practice, an entity must recognize the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date. The effects of subsequent events that provide evidence about conditions that did not exist at the balance sheet date are not recognized, but may require disclosure. The Company has adopted the statement for the quarter ended July 4, 2009 and has evaluated all subsequent events through July 31, 2009, the date of issuance of the Company’s financial statements.

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

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”). The new standard eliminates the concept of a “qualifying special-purpose entity,” clarifies when a transferor of financial assets has surrendered control over the transferred financial assets, defines specific conditions for reporting a transfer of a portion of a financial asset as a sale, requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale, and requires enhanced disclosures to provide financial statement users with greater transparency about a transferor’s continuing involvement with transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact, if any, that SFAS 166 will have on the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends FASB Interpretation No. 46(R). The new standard eliminates the concept of a “qualifying special-purpose entity”, replaces the quantitative approach for determining which enterprise has a controlling financial interest in a variable interest entity with a qualitative approach focused on identifying which enterprise has a controlling financial interest through the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. Additionally, SFAS 167 requires enhanced disclosures that will provide users of financial statements with more information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact, if any, that SFAS 167 will have on the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”), which establishes the FASB Accounting Standards Codification as the single source of authoritative generally accepted accounting principles. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. The issuance of this statement does not change generally accepted accounting principles; it will however, change the applicable citations and naming conventions used when referencing generally accepted accounting principles. SFAS 168 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s consolidated financial statements.

C.	Earnings Per Share

The following table reconciles the weighted-average shares outstanding used to calculate basic and diluted earnings per share for the three months and six months ended July 4, 2009 and June 28, 2008:

	Second Quarter		Year to Date
	2009	2008	2009	2008

Numerator (in millions):
Net Earnings Attributable to The Stanley Works	$69.5	$78.1	$107.2	$144.6
Less earnings attributable to participating RSUs	0.1	0.2	0.2	0.3

Net Earnings — basic	$69.4	$77.9	$107.0	$144.3

Net Earnings — dilutive	$69.5	$78.1	$107.2	$144.6

Denominator (in thousands):
Basic earnings per share — weighted average shares	79,327	78,650	79,220	78,878
Dilutive effect of stock options and awards	417	1,177	371	1,218

Diluted earnings per share — weighted average shares	79,744	79,827	79,591	80,096

Earnings per share of common stock:
Basic	$0.88	$0.99	$1.35	$1.83
Diluted	$0.87	$0.98	$1.35	$1.80

The following weighted-average stock options, warrants, and forward stock purchase contracts to purchase the Company’s common stock were outstanding during the three and six months ended July 4, 2009 and June 28, 2008, but were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	Second Quarter		Year to Date
	2009	2008	2009	2008

Number of stock options	4,627	1,468	4,726	1,531
Number of stock warrants	4,939	5,093	4,939	5,093
Number of forward stock purchase contracts	5,889	6,063	5,887	6,063

D.	Inventories

The components of inventories at July 4, 2009 and January 3, 2009 are as follows (in millions):

	2009	2008

Finished products	$333.3	$365.0
Work in process	53.5	58.2
Raw materials	79.7	91.5

Total inventories	$466.5	$514.7

E.	Acquisitions and Goodwill

During 2008, the Company completed fourteen acquisitions for an aggregate value of $576.9 million. These acquisitions were accounted for as purchases in accordance with SFAS 141. During the first half of 2009 the Company completed two minor acquisitions for a combined purchase price of $6.0 million. These two acquisitions were accounted for as purchases in accordance with SFAS 141(R) which was adopted by the Company at the beginning of the current fiscal year. The purchase price allocation for the 2008 acquisition of Sonitrol and three other small acquisitions has been completed. The purchase price allocation for the 2008 acquisition of GdP and nine other smaller 2008 acquisitions, as well as the two minor 2009 acquisitions, are largely complete but preliminary with respect to intangible asset valuations, income taxes and other matters. Changes to the purchase price allocation recorded during the first half of 2009 primarily relate to income tax adjustments and the finalization of certain integration plans.

Changes in the carrying amount of goodwill by segment are as follows (in millions):

			Construction
	Security	Industrial	& DIY	Total

Balance as of January 3, 2009	$1,210.2	$321.8	$207.2	$1,739.2
Goodwill acquired during the year	0.6	3.5	—	4.1
Purchase accounting adjustments	32.9	(0.9)	—	32.0
Foreign currency translation / other	18.6	(0.4)	(3.0)	15.2

Balance as of July 4, 2009	$1,262.3	$324.0	$204.2	$1,790.5

F.	Restructuring

At July 4, 2009, the Company’s restructuring reserve balance was $61.7 million. The Company expects to execute substantially all actions in 2009, although severance and certain other payments will continue to some extent in to 2010. A summary of the restructuring reserve activity from January 3, 2009 to July 4, 2009 is as follows (in millions):

		Acquisition	Net
	1/3/09	Accrual	Additions	Usage	Currency	7/4/09

Acquisitions
Severance and related costs	$10.8	$(0.9)	$—	$(1.9)	$—	$8.0
Facility closure	1.8	1.7	—	(0.3)	—	3.2

Subtotal acquisitions	12.6	0.8	—	(2.2)	—	11.2

2009 Actions
Severance and related costs	—	—	23.0	(4.3)	0.1	18.8
Asset impairments	—	—	1.0	(1.0)	—	—
Facility closure	—	—	0.7	(0.7)	—	—

Subtotal 2009 actions	—	—	24.7	(6.0)	0.1	18.8

Pre-2009 Actions
Severance and related costs	54.1	—	(5.7)	(17.2)	0.5	31.7
Other	1.2	—	—	(1.2)	—	—

Subtotal Pre-2009 actions	55.3	—	(5.7)	(18.4)	0.5	31.7

Total	$67.9	$0.8	$19.0	$(26.6)	$0.6	$61.7

2009 Actions:  In response to further sales volume declines associated with the economic recession, the Company initiated various cost reduction programs in the first half of 2009. Severance charges of $23.0 million were recorded during the first half relating to the reduction of approximately 900 employees. In addition, $1.0 million in charges were recognized for asset impairments as a result of the decision to close several small distribution centers. Facility closure costs totaled $0.7 million. Of the $24.7 million recognized for these actions, $5.9 million has been utilized to date, with $18.8 million of reserves remaining as of July 4, 2009. Of the charges recognized in the first half of 2009: $5.7 million pertains to the Security segment, $9.4 million to the Industrial segment; $9.2 million to the CDIY segment; and $0.4 million to non-operating entities.

Pre-2009 Actions:  During 2008, the Company initiated cost reduction actions in order to maintain its cost competitiveness. A large portion of these actions were initiated in the fourth quarter as the Company responded to deteriorating macro-economic conditions and slowing global demand, primarily in its CDIY and Industrial segments. Severance charges of $70.0 million were recorded relating to the reduction of approximately 2,700 employees. In addition, $13.6 million in charges were recognized related to asset impairments for production assets and real estate, and $0.7 million for facility closure costs. Also, $1.2 million in other charges stemmed from the termination of service contracts. Of the $85.5 million in full year 2008 restructuring and asset impairment charges, $13.8 million, $29.7 million, $35.6 million, and $6.4 million pertained to the Security, Industrial, CDIY, and Non-operating segments, respectively. During 2007, the Company also initiated $11.8 million of cost reduction actions in various businesses entailing severance for 525 employees and the exit of a leased facility.

As of January 3, 2009 the reserve balance related to these prior actions totaled $55.3 million of which $18.4 million was utilized in the first half of 2009. In addition, $5.7 million of severance-related costs accrued in the fourth quarter of 2008 was reversed in the second quarter of 2009 due to a reduction in the number of employee terminations pertaining to recent changes in regional European labor statutes. The remaining reserve balance of $31.7 million predominantly relates to actions in Europe.

Acquisition Related:  During the first half of 2009, $2.4 million of reserves were established for an acquisition consummated in the latter half of 2008 related to the consolidation of security monitoring call centers. Of this amount $0.7 million was for the severance of approximately 90 employees and $1.7 million related to the closure of a branch facility, primarily from remaining lease obligations. In the second quarter of 2009, $1.6 million of severance reserves previously established in purchase accounting that are no longer needed were reversed to goodwill. The Company utilized $2.2 million of the restructuring reserves during the first half of 2009 established for previous acquisitions. As of July 4, 2009, $11.2 million in acquisition-related accruals remain.

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

For derivative instruments that are so designated at inception and qualify as cash flow and net investment hedges, the Company records the effective portions of the gain or loss on the derivative instrument in Accumulated other comprehensive income, a separate component of Shareowners’ equity, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. For designated fair value hedges, the Company records the changes in the fair value of the derivative instrument as well as the hedged item in the income statement within the same caption. The Company measures hedge effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. For interest rate swaps designated as cash flow hedges, the Company measures the hedge effectiveness by offsetting the change in the variable portion of the interest rate swap with the change in the expected interest flows due to fluctuations in the LIBOR-based interest rate. The ineffective portion of the gain or loss, if any, is immediately recognized in the same caption where the hedged items are recognized in the Consolidated Statements of Operations.

A summary of the fair value of the Company’s derivatives recorded in the Consolidated Balance Sheets are as follows (in millions):

	Balance Sheet			Balance Sheet
	Classification	7/4/09	1/3/09	Classification	7/4/09	1/3/09

Derivatives designated as hedging instruments:
Interest Rate Contracts
Cash Flow	Other current assets	$—	$—	Accrued expenses	$4.5	$0.6
	LT Other assets	—	—	LT Other liabilities	—	6.0
Fair Value	Other current assets	5.8	—	Accrued expenses	—	—
	LT Other assets	—	—	LT Other liabilities	5.9	—
Foreign Exchange Contracts
Cash Flow	Other current assets	0.3	0.5	Accrued expenses	0.4	1.4
	LT Other assets	—	—	LT Other liabilities	26.2	22.0
Net Investment Hedge	Other current assets	—	—	Accrued expenses	23.6	—
	LT Other assets	—	—	LT Other liabilities	—	20.7

		$6.1	$0.5		$60.6	$50.7

Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$4.4	$10.3	Accrued expenses	$17.2	$19.5
	LT Other assets	16.8	21.0	LT Other liabilities	3.9	14.0

		$21.2	$31.3		$21.1	$33.5

The counterparties to all of the above mentioned financial instruments are major international financial institutions. The Company is exposed to credit risk for net exchanges under these agreements, but not for the notional amounts. The risk is limited to the asset amounts noted above. The Company limits its exposure and concentration of risk by contracting with diverse financial institutions and does not anticipate non-performance by any of its counterparties. Further, as more fully discussed in Note N Fair Value Measurements, the Company considers non-performance risk of its counterparties at each reporting period and adjusts the carrying value of these assets accordingly. The risk of default is considered remote.

CASH FLOW HEDGES

There were $0.4 million and $4.8 million in after-tax gains reported for cash flow hedge effectiveness in Accumulated other comprehensive income as of July 4, 2009 and January 3, 2009, respectively. A loss of $0.7 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next 12 months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies through the maturity dates. The table below details pre-tax amounts reclassified from Accumulated other comprehensive income into earnings during the periods in which the underlying hedged transactions affected earnings for the six months ended July 4, 2009; due to the effectiveness of these instruments in matching the underlying on a net basis there was no significant earnings impact.

		Classification of	Gain (Loss)	Gain (Loss)
		Gain (Loss)	Reclassified from	Recognized in
	Gain (Loss)	Reclassified from	OCI to Income	Income
(In millions)	Recorded in OCI	OCI to Income	(Effective Portion)	(Ineffective Portion*)

Interest Rate Contracts	$(0.1)	Interest expense	$(2.3)	$—
Foreign Exchange Contracts	—	Cost of sales	$3.9	—
	$(4.3)	Other, net	$(0.2)	—

*	Includes ineffective portion and amount excluded from effectiveness testing on derivatives.

The impact of de-designated hedges was a pre-tax loss of $0.2 million and $0.8 million in the second quarter and the first six months of 2009, respectively. The hedged items’ impact to the income statement for the second quarter of 2009 was a loss of approximately $1.0 million in Cost of sales and a gain of $6.1 million in Other, net. For the first half of 2009, the hedged items impact to the income statement was a loss of approximately $3.9 million in Cost of sales and a gain of $0.9 million in Other, net. There was no impact related to the interest rate contracts’ hedged items.

Interest Rate Contracts

The Company enters into interest rate swap agreements in order to obtain the lowest cost source of funds within a targeted range of variable to fixed-rate debt proportions. At July 4, 2009, the Company has outstanding contracts fixing the interest rate on its $320.0 million floating rate convertible notes (LIBOR less 350 basis points) at 1.43% maturing in May 2010.

Foreign Currency Contracts

Forward contracts:  Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from non-United States dollar subsidiaries that creates volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases of inventory. Gains and losses reclassified from Accumulated other comprehensive income for the effective and ineffective portions of the hedge as well as any amounts excluded from effectiveness testing are recorded in Cost of sales. As of July 4, 2009 the notional value of the hedge contracts outstanding was $16.0 million of which $4.9 million has been de-designated, maturing at various dates through 2010.

Currency swaps:  The Company and its subsidiaries have entered into various inter-company transactions whereby the notional values are denominated in currencies other than the functional currencies of the party executing the trade. In order to better match the cash flows of its inter-company obligations with cash flows from operations, the Company enters into currency swaps. The notional value of the United States dollar exposure and the related hedge contracts outstanding as of July 4, 2009 is $150.0 million maturing November 2010.

FAIR VALUE HEDGES

Interest Rate Risk

In an effort to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, the Company enters into interest rate swaps. In January 2009, the Company entered into interest rate swaps with notional values which equaled the Company’s $200.0 million 4.9% notes due in 2012 and $250.0 million 6.15% notes due in 2013. The interest rate swaps effectively converted the Company’s fixed rate debt to floating rate debt based on LIBOR, thereby hedging the fluctuation in fair value resulting from changes in interest rates. A summary of the fair value adjustments relating to these swaps for 2009 is as follows (in millions):

		Second Quarter 2009		Year to Date 2009
Income Statement	Notional Value of	Gain/(Loss) on	Gain/(Loss) on	Gain/(Loss) on	Gain/(Loss) on
Classification	Open Contracts	Swaps	Borrowings	Swaps	Borrowings

Interest Expense	$450.0	$(7.0)	$7.0	$(5.9)	$5.9

In addition to the amounts in the table above, the net swap settlements that occur each period and amortization of the gains on terminated swaps are also reported in interest expense, and amounted to gains of $2.8 million and $5.8 million for the second quarter and the first six months of 2009, respectively. Interest expense was $6.2 million and $12.6 million for the second quarter and year to date, respectively, on the underlying debt.

NET INVESTMENT HEDGES

Foreign Exchange Contracts

The Company utilizes net investment hedges to offset the translation adjustment arising from remeasurement of its investment in the assets, liabilities, revenues, and expenses of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive income were losses of $8.4 million and $6.6 million at July 4, 2009 and January 3, 2009, respectively. In December 2008 the Company entered into a foreign exchange contract to hedge its net investment in euro assets, which matures in February 2010 and is detailed in the pre-tax amounts below (in millions):

		Second Quarter 2009			Year To Date 2009
				Ineffective			Ineffective
				Portion*			Portion*
	Notional Value	Amount	Effective Portion	Recorded in	Amount	Effective Portion	Recorded in
Income Statement	of Open	Recorded in OCI	Recorded in Income	Income	Recorded in OCI	Recorded in Income	Income
Classification	Contract	Gain (Loss)	Statement	Statement	Gain (Loss)	Statement	Statement

Other, net	$223.4	$(9.8)	$—	$—	$(3.0)	$—	$—

*	Includes ineffective portion and amount excluded from effectiveness testing.

UNDESIGNATED HEDGES

Foreign Exchange Contracts

Currency swaps and foreign exchange forward contracts are used to reduce exchange risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (i.e. affiliate loans, payables, receivables). The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the contracts outstanding at July 4, 2009 was $191.8 million of forward contracts and $260.1 million in currency swaps, maturing at various dates through 2011. The income statement impacts related to derivatives not designated as hedging instruments under SFAS 133 for 2009 is as follows (in millions):

		Second Quarter	Year to Date
Derivatives Not		Amount of Gain (Loss)	Amount of Gain (Loss)
Designated as Hedging	Income Statement	Recorded in Income on	Recorded in Income on
Instruments under SFAS 133	Classification	Derivative	Derivative

Foreign Exchange Contracts	Other, net	$(7.0)	$(4.8)

In January 2009, a Great Britain pound currency swap matured, resulting in a cash payment of $10.5 million.

H.	Equity Option

In January 2009, the Company purchased from financial institutions over the counter 15 month capped call options on 3 million shares of its common stock for an aggregate premium of $16.4 million, or an average of $5.47 per option. The purpose of the capped call options is to reduce share price volatility on potential future share repurchases by establishing the prices at which the Company may elect to repurchase 3 million shares in the 15 month term. In accordance with EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” the premium paid was recorded as a reduction to equity. The contracts for each of the three series of options generally provide that the options may, at the Company’s election, be cash settled, physically settled or net-share settled (the default settlement method). Each series of options has various expiration dates within the month of March 2010. The options will be automatically exercised if the market price of the Company’s common stock on the relevant expiration date is greater than the applicable lower strike price (i.e. the options are “in-the-money”). If the market price of the Company’s common stock at the expiration date is below the applicable lower strike price, the relevant options will expire with no value. If the market price of the Company’s common stock on the relevant expiration date is between the applicable lower and upper strike prices, the value per option to the Company will be the then-current market price less that lower strike price. If the market price of the

Company’s common stock is above the applicable upper strike price, the value per option to the Company will be the difference between the applicable upper strike price and lower strike price. The aggregate fair value of the options at July 4, 2009 was $12.8 million.

			(Per Share)
		Net Premium	Initial	Lower	Upper Strike
Series	Number of Options	Paid (In millions)	Hedge Price	Strike Price	Price

Series I	1,000,000	$5.5	$32.97	$31.33	$46.16
Series II	1,000,000	$5.5	$32.80	$31.16	$45.92
Series III	1,000,000	$5.4	$32.73	$31.10	$45.83

	3,000,000	$16.4	$32.84	$31.19	$45.97

I.	Long-Term Debt

Junior Subordinated Debt Securities

On May 6, 2009 the Company repurchased $103.0 million of its Junior Subordinated Debt Securities for $58.7 million in cash. The pre-tax gain recorded associated with this extinguishment was $43.8 million, and the principal balance of the debt at July 4, 2009 is $312.7 million.

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

The conversion premium for the Convertible Notes is 19.0%, equivalent to the initial conversion price of $64.80 based on the $54.45 value of the Company’s common stock at the date of issuance. Upon conversion on May 17, 2012 (or in respect of a cash merger event), the Company will deliver to each holder of the Convertible Notes $1,000 cash for the principal amount of each note. Additionally at conversion, to the extent, if any, that the conversion option is “in the money”, the Company will deliver, at its election, either cash or shares of the Company’s common stock based on an initial conversion rate of 15.4332 shares (equivalent to the initial conversion price set at $64.80) and the applicable market value of the Company’s common stock. The ultimate conversion rate may be increased above 15.4332 shares in accordance with standard anti-dilution provisions applicable to the Convertible Notes or in the event of a cash merger. For example, an increase in the ultimate conversion rate will apply if the Company increases the per share common stock dividend rate during the five year term of the Convertible Notes; accordingly such changes to the conversion rate are within the Company’s control under its discretion regarding distributions it may make and dividends it may declare. Also, the holders may elect to accelerate conversion, and “make whole” adjustments to the conversion rate may apply, in the event of a cash merger or “fundamental change”. Subject to the foregoing, if the market value of the Company’s common shares is below the conversion price at conversion, (initially set at a rate equating to $64.80 per share), the conversion option would be “out of the money” and the Company would have no obligation to deliver any consideration beyond the $1,000 principal payment required under each of the Convertible Notes. To the extent, if any, that the conversion option of the Convertible Notes becomes “in the money” in any interim period prior to conversion, there will be a related increase in diluted shares outstanding utilized in the determination of the Company’s diluted earnings per share in accordance with the treasury stock method prescribed by SFAS No. 128, Earnings Per Share. At July 4, 2009, the conversion option is out of the money and accordingly the Company does not have any obligation beyond the $320.0 million of outstanding convertible notes.

The principal amount of the Convertible Notes was $320.0 million at both July 4, 2009 and January 3, 2009. The net carrying value and unamortized discount of the Convertible Notes was $289.4 million and $30.6 million, respectively, at July 4, 2009 and $284.3 million and $35.7 million, respectively, at January 3, 2009. The remaining unamortized balance will be recorded to interest expense through the Convertible Notes maturity in May 2012. The equity component carrying value was $32.9 million at both balance sheet dates.

No interest expense was recorded for the contractual interest coupon on the Convertible Notes for 2009 because it would be less than a zero interest rate based upon the applicable 3-month LIBOR minus 3.5% rate in these periods, while interest expense in 2008 was $0.6 million. The Company has outstanding derivative contracts fixing the interest rate on the $320.0 million floating rate Convertible Notes (3-month LIBOR less 350 basis points) at 1.43% and recognized $1.2 million of interest expense pertaining to these interest rate swaps in each of the three month periods ending July 4, 2009 and June 28, 2008. Interest expense recognized for the six months ended July 4, 2009 on the swap was $2.4 million, and $2.0 million for the six month period ended June 28, 2008. The non-cash interest expense accretion related to the amortization of the liability balance as required under the FSP totaled $2.5 million for both the second quarter of 2009 and the second quarter of 2008. For the six months ended July 4, 2009 and June 28, 2008 the interest accretion was $5.1 million and $5.0 million, respectively. The interest expense recognized on the $320.0 million of Convertible Notes reflecting both the fixed interest rate swaps and the interest accretion required under the FSP represented an effective interest rate of 5.2% for the second quarter and year to date of both 2009 and 2008.

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

J.	Equity

A summary of the changes in equity for the periods ended July 4, 2009 and June 28, 2008 are as follows:

	The Stanley
	Works
	Shareowners’	Noncontrolling	Shareowners’
	Equity	Interest	Equity

Balance January 3, 2009	$1,706.3	$18.5	$1,724.8
Comprehensive income:
Net earnings	37.7	0.7	38.4
Currency translation adjustment and other	(18.3)		(18.3)
Cash flow hedge, net of tax	(1.6)		(1.6)
Change in pension	(0.9)		(0.9)

Total comprehensive income	16.9	0.7	17.6
Cash dividends declared — $0.32 per share	(25.3)		(25.3)
Issuance of common stock	0.6		0.6
Repurchase of common stock (18,646 shares)	(0.6)		(0.6)
Premium paid for share repurchase option	(16.4)		(16.4)
Stock-based compensation and other	5.5		5.5

Balance April 4, 2009	$1,687.0	$19.2	$1,706.2

Comprehensive income:
Net earnings	69.5	1.2	70.7
Less: Redeemable interest reclassified to liabilities		(0.2)	(0.2)

	69.5	1.0	70.5
Currency translation adjustment and other	56.7		56.7
Cash flow hedge, net of tax	(2.8)		(2.8)
Change in pension	(4.8)		(4.8)

Total comprehensive income	118.6	1.0	119.6
Cash dividends declared — $0.32 per share	(25.3)		(25.3)
Issuance of common stock	7.1		7.1
Repurchase of common stock (4,698 shares)	(0.1)		(0.1)
Formation of joint venture		4.0	4.0
Stock-based compensation and other	8.4		8.4

Balance July 4, 2009	$1,795.7	$24.2	$1,819.9

	The Stanley Works	Noncontrolling	Shareowners’
	Shareowners’ Equity	Interest	Equity

Balance December 29, 2007	$1,754.0	$18.2	$1,772.2
Comprehensive income:
Net earnings	66.5	0.2	66.7
Less: Redeemable interest reclassified to liabilities		(0.1)	(0.1)

	66.5	0.1	66.6
Currency translation adjustment and other	37.4		37.4
Cash flow hedge, net of tax	2.4		2.4
Change in pension	(2.6)		(2.6)

Total comprehensive income	103.7	0.1	103.8
Cash dividends declared — $0.31 per share	(24.3)		(24.3)
Issuance of common stock	2.1		2.1
Repurchase of common stock (2,211,522 shares)	(102.3)		(102.3)
Stock-based compensation and other	8.3		8.3

Balance March 29, 2008	$1,741.5	$18.3	$1,759.8

Comprehensive income:
Net earnings	78.1	0.4	78.5
Currency translation adjustment and other	7.4		7.4
Cash flow hedge, net of tax	(0.2)		(0.2)
Change in pension	(0.1)		(0.1)

Total comprehensive income	85.2	0.4	85.6
Cash dividends declared — $0.31 per share	(24.3)		(24.3)
Issuance of common stock	5.5		5.5
Stock-based compensation and other	6.8		6.8

Balance June 28, 2008	$1,814.7	$18.7	$1,833.4

K.	Commitments and Contingencies

The Company is involved in various legal proceedings relating to environmental issues, employment, product liability and workers’ compensation claims and other matters. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company’s operations or financial condition taken as a whole.

The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of July 4, 2009 and January 3, 2009, the Company had reserves of $28.3 million and $28.8 million, respectively, primarily for remediation activities associated with company-owned properties as well as for Superfund sites. The range of environmental remediation costs that is reasonably possible is $18.1 million to $52.7 million which is subject to change in the near term.

L.	Guarantees

The Company’s financial guarantees at July 4, 2009 are as follows (in millions):

		Maximum	Liability
		Potential	Carrying
	Term	Payment	Amount

Guarantees on the residual values of leased properties	Less than 1 year	$50.8	$—
Standby letters of credit	Generally 1 year	35.1	—
Commercial customer financing arrangements	Up to 6 years	17.1	14.8
Guarantee on the external Employee Stock Ownership Plan (“ESOP”) borrowings	Through 2009	0.7	0.7

		$103.7	$15.5

The Company has guaranteed a portion of the residual value arising from its synthetic lease and U.S. master personal property lease programs. The lease guarantees aggregate $50.8 million while the fair value of the underlying assets is estimated at $54.9 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any material future loss associated with these lease guarantees. The Company has issued $35.1 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs. The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors for their initial purchase of the inventory and truck necessary to function as a distributor. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors. The gross amount guaranteed in these arrangements is $17.1 million and the $14.8 million carrying value of the guarantees issued is recorded in debt and other liabilities as appropriate in the consolidated balance sheet.

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

The changes in the carrying amount of product and service warranties for the six months ended July 4, 2009 and June 28, 2008 are as follows (in millions):

	2009	2008

Balance, beginning of period	$65.6	$63.7
Warranties and guarantees issued	9.0	11.5
Warranty payments	(10.9)	(12.1)
Currency and other	1.7	4.2

Balance, end of period	$65.4	$67.3

M.	Net Periodic Benefit Cost — Defined Benefit Plans

Following are the components of net periodic benefit cost for the three and six month periods ended July 4, 2009 and June 28, 2008 (in millions):

	Second Quarter
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2009	2008	2009	2008	2009	2008

Service cost	$0.6	$0.7	$1.0	$1.4	$0.2	$0.3
Interest cost	2.5	2.5	3.3	4.0	0.3	0.4
Expected return on plan assets	(1.6)	(2.6)	(3.7)	(5.0)	—	—
Amortization of transition liability	—	—	—	0.1	—	—
Amortization of prior service cost/(credit)	0.3	0.4	—	—	(0.1)	(0.1)
Amortization of net loss/(gain)	0.7	(0.1)	0.6	1.1	0.1	—
Curtailment loss	0.5	—	—	1.1	—	—

Net periodic benefit cost	$3.0	$0.9	$1.2	$2.7	$0.5	$0.6

	Year to Date
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2009	2008	2009	2008	2009	2008

Service cost	$1.5	$1.3	$1.7	$2.5	$0.5	$0.6
Interest cost	5.0	4.9	6.4	8.1	0.7	0.8
Expected return on plan assets	(3.3)	(5.1)	(7.1)	(10.1)	—	—
Amortization of transition liability	—	—	—	0.1	—	—
Amortization of prior service cost/(credit)	0.6	0.7	—	0.1	(0.1)	(0.1)
Amortization of net loss/(gain)	1.5	—	1.2	2.2	—	(0.1)
Curtailment loss	0.5	—	—	1.1	—	—

Net periodic benefit cost	$5.8	$1.8	$2.2	$4.0	$1.1	$1.2

N.	Fair Value Measurements

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

The following table presents the fair value and the hierarchy levels, for financial assets and liabilities that are measured at fair value on a recurring basis (in millions):

	Total Carrying
	Value	Level 1	Level 2	Level 3

July 4, 2009:
Derivative assets	$27.3	$—	$27.3	$—
Derivatives liabilities	$81.7	$—	$81.7	$—
Money market fund	$10.0	$10.0	$—	$—
January 3, 2009:
Derivative assets	$31.8	$—	$31.8	$—
Derivatives liabilities	$84.2	$—	$84.2	$—

The following table presents the fair value and the hierarchy levels, for financial assets and liabilities that are measured at fair value on a non-recurring basis (in millions):

	Quarter Ended				Total Gains
	July 4, 2009	Level 1	Level 2	Level 3	(Losses)

Long-lived assets held and used	$—	$—	$—	$—	$(0.3)

In accordance with the provision of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) long-lived assets with a carrying amount of $0.3 million were written down to a zero fair value. This was a result of restructuring related asset impairments more fully described in Note F Restructuring. Fair value for these impaired production assets was based on the present value of discounted cash flows. This included an estimate for future cash flows as production activities are phased out as well as auction values (prices for similar assets) for assets where use has been discontinued or future cash flows are minimal.

A summary of the Company’s financial instruments carrying and fair values at July 4, 2009 and January 3, 2009 follows. Refer to Note G Derivative Financial Instruments for more details regarding derivative financial instruments, and Note I Long-Term Debt for more information regarding carrying values of the long-term debt shown below.

	2009		2008
	Carrying	Fair	Carrying	Fair
(In millions), (asset)/liability	Value	Value	Value	Value

Long-term debt, including current portion	$1,289.5	$1,108.0	$1,397.7	$1,106.5
Derivative assets	$(27.3)	$(27.3)	$(31.8)	$(31.8)
Derivative liabilities	$81.7	$81.7	$84.2	$84.2

The fair values of long-term debt instruments are estimated using discounted cash flow analysis, based on the Company’s marginal borrowing rates. The fair values of foreign currency and interest rate swap agreements are based on current settlement values.

O.	Discontinued Operations

During 2008, the Company sold its CST/berger laser leveling and measuring business to Robert Bosch Tool Corporation, for $195.6 million in cash and to date has recognized an $81.4 million after-tax gain as a result of the sale. The Company sold three other smaller businesses during 2008 for total cash proceeds of $7.9 million and a total after-tax loss of $1.4 million. The divestitures of these businesses were made pursuant to the Company’s growth strategy which entails a reduction of risk associated with certain large customer concentrations and reallocation of capital resources to increase shareowner value.

CST/berger, which was formerly in the Company’s CDIY segment, manufactures and distributes surveying accessories as well as building and construction instruments primarily in the Americas and Europe. Two of the small businesses that were sold were part of the Security segment, while the third minor business was part of the Industrial segment.

In accordance with the provisions of SFAS 144 the results of operations of CST/berger and the three small businesses have been reported as discontinued operations. The operating results of the four divested businesses are summarized as follows (in millions):

	Second Quarter		Year to Date
	2009	2008	2009	2008

Net sales	$—	$26.0	$—	$51.9
Pretax (loss)/earnings	(2.4)	4.7	(3.5)	8.5
Income taxes (benefit)	(1.1)	0.8	(1.6)	2.2

Net (loss)/earnings from discontinued operations	$(1.3)	$3.9	$(1.9)	$6.3

There were no assets or liabilities classified as held for sale in the Consolidated Balance Sheets at July 4, 2009 and January 3, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains statements reflecting the Company’s views about its future performance that constitute “forward looking statements” under the Private Securities Litigation Act of 1995. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements Please read the information under the caption entitled “Cautionary Statement Under The Private Securities Litigation Reform Act Of 1995.”

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

Over the past several years, the Company has generated strong free cash flow and received substantial proceeds from divestitures that enabled a transformation of the business portfolio. Beginning with the first significant security acquisitions in 2002, Stanley has consummated $2.8 billion in acquisitions and pursued a diversification strategy to enable profitable growth. The strategy involves industry, geographic and customer diversification, as exemplified by the expansion of security solution product offerings, the growing proportion of sales outside the U.S., and the deliberate reduction of the Company’s dependence on sales to U.S. home centers and mass merchants. Sales outside the U.S. represented 41% of the total in the first half of 2009, up from 29% in 2002. Sales to U.S. home centers and mass merchants have declined from a high point of approximately 40% in 2002 to 16% in 2009. The reallocation of capital to higher growth businesses and related diversification of the revenue base helped position Stanley to weather the current challenging economic times. In the near term, management will concentrate primarily on debt reduction, driving operating efficiencies through the Stanley Fulfillment System disciplines, and the integration of acquisitions to achieve further synergies. Management continues to monitor markets for attractive acquisition targets. In the medium term the Company intends to pursue further growth opportunities in security solutions, industrial tools, healthcare markets and emerging markets while maintaining focus on the valuable branded tools and storage businesses. Refer to the “Business Overview” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009 for additional strategic discussion.

2009 Outlook

This outlook discussion is intended to provide broad insight into the Company’s near term earnings and cash flow generating prospects to clarify results will be lower than in prior periods, and not to discuss all factors affecting such projections.

The global economic downturn deepened during the first half of the year as evidenced by a 22% decline in organic sales unit volumes versus the prior year. Management elected to implement further cost reduction plans in 2009 as projections indicate full year sales unit volume declines are likely to be between 18-20%, steeper than the 13-15% previously expected. Smaller volume declines are expected in the second half of the year as comparisons become easier and customer inventory corrections in the Industrial segment gradually abate.

The cost reduction plan initiated in the first quarter is expected to generate annual savings of $100 million, an estimated $45 million of which will be realized in 2009. The Company is reinvesting approximately $20 million in current year savings to fund investments in brand development and Security segment organic growth initiatives. The brand development entails expanded advertising in ten major league U.S. baseball stadiums as well as NASCAR racing sponsorships. In July, 2009 management announced an additional $50 million in annualized cost saving measures which were taken in further response to sales volume declines, comprised of discretionary spending cuts as well as headcount reductions primarily in general and administrative functions. The July 2009 actions will generate $25 million of savings in 2009. The 2009 cost actions combined with those taken in 2008 are expected to provide a total diluted earnings per share benefit of approximately $2.27 in 2009. The 2008 restructuring actions reflect necessary cost cutting to align with lower sales and are supplemented by the 2009 actions which are also designed to improve the effectiveness of the organization as well as promote efficiency. As reported in the first quarter, the fastening systems business is undergoing consolidation with the consumer tools and storage business. These CDIY segment businesses have significant channel and customer overlap so the combination will leverage resources and enable more efficient operations. Pre-tax restructuring and related charges for the above mentioned programs are projected to total approximately $45 million in 2009, of which slightly more than half will be incurred in the remainder of the year.

The diluted per share carryover savings from the cost reduction programs is estimated at $.99 in 2010. This will be partially offset by cost pressures and increased share count. Management believes the cost reduction and other strategic actions taken position Stanley well to deliver favorable operating leverage when even modest economic growth resumes.

On May 1, 2009, the Company repurchased $103 million of its junior subordinated debt securities issued in November 2005 for $59 million in cash. The transaction resulted in a pre-tax gain of $44 million and had a $0.34 positive impact on diluted earnings per share.

Management estimates that full year diluted earnings per share from continuing operations will be in the range of $2.34 to $2.84 as compared with $2.74 in 2008. Aside from the $.34 per share gain on the previously discussed extinguishment of debt, such earnings in 2009 are expected to be in the range of $2.00 to $2.50.

RESULTS OF OPERATIONS

Below is a summary of consolidated operating results for the three and six months ended July 4, 2009, followed by an overview of performance by business segment. The terms “organic” and “core” are utilized to describe results aside from the impact of acquisitions during their initial 12 months of ownership. This ensures appropriate comparability to operating results in the prior period.

Net Sales:  Net sales from continuing operations were $919 million in the second quarter of 2009 as compared to $1.152 billion in the second quarter of 2008, representing a decrease of $233 million or 20%.

Acquisitions, primarily Sonitrol and Générale de Protection (“GdP”) in the Security segment, contributed a 6% increase in net sales. Organic sales unit volume declined 24% and unfavorable foreign currency translation in all regions reduced sales by 4%, which was partially offset by 2% of favorable customer pricing. Organic unit volume was down 22% in the Americas and 32% in Europe, while the less significant Australia / Asia region declined 20%, amid global economic weakness. The Industrial segment had the most significant decline of the three segments with a 37% drop in sales unit volume which was exacerbated by inventory corrections throughout the supply chain associated with credit market pressures. The CDIY segment unit volume sales declined 26% as both the fastening systems and consumer tools and storage businesses struggled in contracting construction markets around the world. The Security segment continued to perform relatively better in this recessionary environment with a sales unit volume decline of 11%, reflecting reduced equipment installations partially offset by strong growth in recurring (monitoring and service) revenues.

Year-to-date net sales from continuing operations were $1.832 billion in 2009, a $391 million or 18% decrease, versus $2.223 billion for the first half of 2008. Acquisitions provided growth of 6%, attributable mainly to Sonitrol and GdP. Foreign currency translation reduced sales by 5%, which was partially offset by a 3% pricing increase, while volume decreased 22% compared to the prior year. Overall revenues declined 15% in the first quarter and 20% in the second quarter. The organic sales unit volume decline was 19% in the first quarter and deteriorated to 24% in the second quarter with the sharpest declines in Europe and the Industrial segment, which was adversely impacted by customer inventory corrections. Macro-economic data indicate declines may be stabilizing and management is cautiously optimistic the second quarter represents a trough in demand for the Company’s products.

Gross Profit:  Gross profit from continuing operations was $367 million, or 39.9% of net sales, in the second quarter of 2009, compared to $442 million, or 38.3% of net sales, in the prior year. The lower gross profit amount pertains to the previously discussed widespread sales volume decline. The 39.9% gross margin rate represents a record high for the Company. Acquisitions, primarily Sonitrol and GdP, generated $40 million in gross profit and contributed substantially to the strong gross margin rate expansion. The 160 basis point improvement in the gross margin rate was further enabled by overall realization of customer pricing and a favorable mix shift of sales to the Security segment. The margin rate performance in Security was aided by an increase in recurring revenues relative to lower margin equipment and other product sales. Additionally, the Company experienced lower commodity prices during the quarter and the cost actions taken throughout the company to adjust to slow demand helped cushion margin rate pressure. These favorable factors impacting the gross margin rate were partially offset by negative productivity associated with sales volume declines.

On a year-to-date basis, gross profit from continuing operations was $728 million, or 39.7% of net sales, in 2009, compared to $848 million, or 38.1% of net sales, for the corresponding 2008 period. Acquisitions contributed $79 million of gross profit. The factors affecting the year-to-date performance are primarily the same as those discussed pertaining to the second quarter.

SG&A expenses:  Selling, general and administrative expense (“SG&A”) from continuing operations, inclusive of the provision for doubtful accounts, was $255 million, or 27.8% of net sales, in the second quarter of 2009, compared to $283 million, or 24.6% of net sales, in the prior year. Acquisitions contributed $23 million of incremental SG&A as core SG&A declined $51 million, or 18%, from the prior year related to disciplined cost actions taken to realign expenses with lower sales volumes. The Company implemented headcount reductions and various cost containment actions such as temporarily suspending certain U.S. retirement benefits in 2009 and sharply curtailing travel and other discretionary spending. There was also some reduction from variable selling and other costs as well as favorable currency translation. Partially offsetting these decreases was $5 million in spending to expand the convergent security business sales force and major league baseball brand awareness campaign.

SG&A expense totaled $508 million, or 27.7% of sales, for the first half of 2009 versus $558 million, or 25.1%, in 2008. Acquisitions increased SG&A by $46 million. Aside from acquisitions, SG&A spending decreased $96 million, or 17%, from the prior year. The factors affecting year-to-date SG&A costs are consistent with those discussed previously related to the second quarter.

Interest and Other-net:  Net interest expense from continuing operations in the second quarter of 2009 was $15 million compared to $20 million in the second quarter of 2008. Year-to-date net interest expense from continuing operations was $32 million in 2009 compared to $41 million in the first half of 2008. The decrease for both the 3 month and 6 month periods pertains to lower interest rates on short-term borrowings in the current year and the repurchase of $137 million of the Company’s junior subordinated debt securities ($103 million in May, 2009 and $34 million in October, 2008). Additionally, during the first quarter of 2009 the Company entered into interest rate swaps on certain term debt which reduced the effective interest rate. These factors were partially offset by decreased interest income as a result of lower cash balances and reduced interest rates earned on cash holdings.

Other, net from continuing operations amounted to $13 million of income in the second quarter of 2009 versus $21 million of expense in 2008. On a year-to-date basis, other, net expense was $18 million in 2009 as compared with $41 million in 2008. The Other, net performance for both the second quarter and first half of 2009 relative to the prior year periods is primarily attributable to the $44 million pre-tax gain from the repurchase of $103 million junior subordinated debt securities on May 1, 2009. This was partially offset by increased intangible asset amortization expense from recent acquisitions.

Income Taxes:  The Company’s effective income tax rate from continuing operations was 27.1% in the second quarter of this year, compared with 26.1% in the prior year’s quarter. The year-to-date effective income tax rate from continuing operations was 26.7% in 2009 versus 26.1% in 2008. The increase in the effective tax rate in both the current quarter and first half of 2009 relative to the prior year is mainly due to the tax effect applicable to the $44 million pre-tax gain on extinguishment of debt partially offset by a decrease in tax effect associated with the geographic distribution of earnings and a non-recurring tax asset step up in a European jurisdiction.

Discontinued Operations:  The net loss from discontinued operations amounted to $1 million in the second quarter of 2009 and $2 million year-to-date primarily related to the purchase price true-up of CST/berger and other small businesses divested in 2008. Discontinued operations provided $4 million and $6 million of net income in the second quarter and first six months of 2008, respectively, reflecting the operating results of these businesses prior to divestiture.

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

Security:  Security sales increased 8% to $391 million during the second quarter of 2009 from $362 million in the corresponding 2008 period. Sonitrol, GdP and several smaller acquisitions collectively contributed a 19% increase in sales. There was a 3% unfavorable foreign currency impact from Europe and Canada. Organic unit volume declines of 11% were partially offset by 3% in favorable customer pricing. On a combined basis, price and volume were down in the lower teens in convergent security and mid-single digits in mechanical access solutions. The segment was adversely impacted by commercial construction project delays associated with weak economic conditions; however the rate of abandoned projects appeared to be stabilizing. Security was helped by relative strength in the refurbish/renovation market and its consistent focus on customer service that fosters high retention. The mechanical access solutions sales volume performance was buffered to some extent by market share gains with certain large customers, which partially offset more acute volume pressures in the mechanical lock and hardware businesses. Lower organic unit volume in convergent electronic security pertained to fewer system installations especially in large project and national accounts, and to a much lesser extent in smaller, core commercial accounts which possess higher profit margins. As a result, there was a favorable mix shift in convergent security and the overall segment sales to higher margin recurring monthly service revenue (including security monitoring and maintenance) which grew organically by 9%. This improved sales mix in convergent security is partially attributable to the recent increase in the core commercial account sales force, a strategic emphasis on recurring service revenue and away from installation-only jobs, and reduced dependence on lower margin, more cyclical large construction projects.

Year-to-date segment sales were $764 million in 2009 as compared to $694 million in 2008, an increase of 10%. Acquisitions generated a 20% increase in sales. Pricing increased sales by 3%, which was more than offset by a 9% organic unit volume decline and a 4% reduction from foreign currency translation. The factors affecting the year-to-date sales performance are largely consistent with those described in the analysis of the second quarter.

Security segment profit totaled $74 million, or 19.0% of net sales, for the second quarter of 2009 as compared with $66 million, or 18.2% of net sales, in the prior year. On a year-to-date basis, segment profit was $145 million, or 19.0% of net sales, in 2009 compared to $119 million, or 17.2% of net sales, in the prior year period. The increase in segment profit for the second quarter and first half of 2009 was primarily attributable to acquisitions, partially offset by the impact of lower organic sales volumes. The robust segment profit rate expansion in both periods was enabled by the accretive impact from well-executed acquisition integration, the previously mentioned mix shift to higher margin service revenues, the benefits of customer pricing and proactive cost actions.

Industrial:  Industrial sales of $204 million in the second quarter of 2009 decreased 40% from $338 million in the prior year. Unfavorable foreign currency translation, primarily European, reduced sales by 4%, which was partially offset by 2% in favorable pricing. Unit volumes fell nearly 38% due to ongoing weakness in the U.S. and Europe. Pervasive customer inventory corrections throughout the supply chain within the industrial and automotive tools business accounted for approximately half of the unit volume declines. The remaining decrease reflects broad-based reduced demand stemming from recessionary economic conditions. Industrial channels were down more severely than the automotive channels due to the global production slowdown and reflecting relatively stronger demand for mechanics tools associated with the aging automobile fleet particularly in the U.S. In Engineered Solutions, price gains and relatively stable government demand were more than offset by sharply lower volumes due to reduced capital expenditures within the commercial customer base.

Year-to-date net sales from continuing operations were $440 million in 2009, down 34% compared to $671 million in 2008. Pricing provided a 2% increase in sales. Foreign currency translation reduced sales by approximately 4% and organic unit volume declined 32%. The Industrial segment’s six month performance was affected by the same factors discussed pertaining to the second quarter results, although the sales volume declines accelerated in the second quarter.

Industrial segment profit was $19 million, or 9.4% of net sales, for the second quarter of 2009, compared with $44 million, or 13.0% of net sales, in 2008. Year-to-date segment profit for the Industrial segment was $44 million, or 9.9% of net sales, for 2009, versus $93 million, or 13.8% of net sales, in 2008. Segment profit contracted substantially in both periods relative to the prior year due to sales volume pressure and represented a low point over the past several years for the segment. Macro-economic data indicate industrial production declines are leveling off albeit at a low level. Customer price recovery helped offset negative productivity stemming from low sales volumes. European cost savings from headcount reduction actions take longer to achieve due to the country-specific works council process but these actions will help alleviate profit pressure as they are executed over the next several months. Consequently, management believes the segment profit rate likely represents a trough and should recover to some extent in the second half.

Construction & Do-It-Yourself (“CDIY”):  CDIY sales were $324 million in the second quarter of 2009, down 28% from $452 million in the prior year. Foreign currency translation negatively impacted sales by 5% which was partially offset by 3% favorable customer pricing. Segment unit volumes dropped 26% overall, comprised of 24% in the Americas and 27% in both Europe and Asia amid the global economic downturn and sharply lower construction activity. However revenue in the segment appears to be stabilizing and has flattened out recently, ending the quarter better than it started. There are some signs of improvement based on point of sale data at key customers that is steady to slightly up and inventories at these customers are currently stable. Management believes the strength of the Stanley and other brands along with its high quality, competitive product offerings are enabling the segment to weather the recession relatively well.

Year-to-date net sales from continuing operations were $628 million in 2009 as compared to $858 million in 2008, a decrease of 27%. Unfavorable foreign currency translation of 6% was partially offset by a 3% pricing increase. Sales unit volume declined 24% with the reductions fairly consistent across the Americas, Europe and Asia. This reflected an acceleration of international sales volume declines in the second quarter which stabilized towards the end of the quarter.

Segment profit was $37 million, or 11.3% of net sales, for the second quarter of 2009, compared to $66 million or 14.6% of net sales in the prior year. While the 11.3% segment profit rate declined 330 basis points from the second quarter of 2008, it represents a sequential improvement from 6.4% in the fourth quarter of 2008 and 9.5% in the first quarter of 2009 fostered by the cost actions taken to date. The positive impacts of pricing and productivity projects on the segment profit rate were more than offset by lower sales volumes. The integration of the fastening systems business into consumer tools and storage that was announced in the first quarter of 2009 is progressing well, exceeding interim targets at the gross margin level and providing a modest lift to the segment profit rate. As previously discussed in relation to the Industrial segment, there is a longer time frame necessary for implementation of headcount reductions in Europe. These European cost actions will be fully implemented during the second half of 2009 and are expected to favorably impact the profit rate as they supplement actions already taken in other regions. On a year-to-date basis, segment profit was $65 million, or 10.4% of net sales, compared to $113 million, or 13.2% of net sales, in 2008 reflecting the same factors discussed pertaining to the second quarter.

Restructuring and Asset Impairments

At July 4, 2009, the Company’s restructuring reserve balance was $61.7 million. The Company expects to execute substantially all actions in 2009, although severance and certain other payments will continue to some extent in to 2010. A summary of the restructuring reserve activity from January 3, 2009 to July 4, 2009 is as follows (in millions):

		Acquisition	Net
	1/3/09	Accrual	Additions	Usage	Currency	7/4/09

Acquisitions
Severance and related costs	$10.8	$(0.9)	$—	$(1.9)	$—	$8.0
Facility closure	1.8	1.7	—	(0.3)	—	3.2

Subtotal acquisitions	12.6	0.8	—	(2.2)	—	11.2

2009 Actions
Severance and related costs	—	—	23.0	(4.3)	0.1	18.8
Asset impairments	—	—	1.0	(1.0)	—	—
Facility closure	—	—	0.7	(0.7)	—	—

Subtotal 2009 actions	—	—	24.7	(6.0)	0.1	18.8

Pre-2009 Actions
Severance and related costs	54.1	—	(5.7)	(17.2)	0.5	31.7
Other	1.2	—	—	(1.2)	—	—

Subtotal Pre-2009 actions	55.3	—	(5.7)	(18.4)	0.5	31.7

Total	$67.9	$0.8	$19.0	$(26.6)	$0.6	$61.7

2009 Actions:  In response to further sales volume declines associated with the economic recession, the Company initiated various cost reduction programs in the first half of 2009. Severance charges of $23.0 million were recorded during the first half relating to the reduction of approximately 900 employees. In addition, $1.0 million in charges were recognized for asset impairments as a result of the decision to close several small distribution centers. Facility closure costs totaled $0.7 million. Of the $24.7 million recognized for these actions, $5.9 million has been utilized to date, with $18.8 million of reserves remaining as of July 4, 2009. Of the charges recognized in the first half of 2009: $5.7 million pertains to the Security segment, $9.4 million to the Industrial segment; $9.2 million to the CDIY segment; and $0.4 million to non-operating entities.

Pre-2009 Actions:  During 2008, the Company initiated cost reduction actions in order to maintain its cost competitiveness. A large portion of these actions were initiated in the fourth quarter as the Company responded to deteriorating macro-economic conditions and slowing global demand, primarily in its CDIY and Industrial segments. Severance charges of $70.0 million were recorded relating to the reduction of approximately 2,700 employees. In addition, $13.6 million in charges were recognized related to asset impairments for production assets and real estate, and $0.7 million for facility closure costs. Also, $1.2 million in other charges stemmed from the termination of service contracts. Of the $85.5 million in full year 2008 restructuring and asset impairment charges, $13.8 million, $29.7 million, $35.6 million, and $6.4 million pertained to the Security, Industrial, CDIY, and Non-operating segments, respectively. During 2007, the Company also initiated $11.8 million of cost reduction actions in various businesses entailing severance for 525 employees and the exit of a leased facility.

As of January 3, 2009 the reserve balance related to these prior actions totaled $55.3 million of which $18.4 million was utilized in the first half of 2009. In addition, $5.7 million of severance-related costs accrued in the fourth quarter of 2008 was reversed in the second quarter of 2009 due to a reduction in the number of employee terminations pertaining to recent changes in regional European labor statutes.

The remaining reserve balance of $31.7 million predominantly relates to actions in Europe.

Acquisition Related:  During the first half of 2009, $2.4 million of reserves were established for an acquisition consummated in the latter half of 2008 related to the consolidation of security monitoring call centers. Of this amount $0.7 million was for the severance of approximately 90 employees and $1.7 million related to the closure of a branch facility, primarily from remaining lease obligations. In the second quarter of 2009, $1.6 million of severance reserves previously established in purchase accounting that are no longer needed were reversed to goodwill. The Company utilized $2.2 million of the restructuring reserves during the first half of 2009 established for previous acquisitions. As of July 4, 2009, $11.2 million in acquisition-related accruals remain.

FINANCIAL CONDITION

Liquidity, Sources and Uses of Capital:

Operating and Investing Activities:  Cash flow from operations was $68 million in the second quarter of 2009 compared to $84 million in 2008. The decline in operating cash flow from the second quarter of 2008 predominantly reflects lower cash earnings in the current year associated with the economic recession and reductions in accrued liabilities, partially offset by working capital improvements. Refer to the “2009 Outlook” discussion in the Business Overview section of this MD&A for a review of restructuring and cost actions taken to improve profitability and cash flows. Working capital provided $30 million in cash inflows in the quarter, a $54 million improvement over the prior year. Working capital turns increased slightly to 4.9 in the second quarter from 4.8 in the prior year, despite the challenges from declining sales. This strong working capital performance reflects the disciplines and effective process controls of the Stanley Fulfillment System. Inventory inflows reflected tight management of production volume to align with reduced demand. Reductions in receivables resulting from the Company’s continued focus on reducing delinquent accounts well outpaced the revenue decline. These favorable effects on working capital were partially offset by decreases in accounts payable due to lower manufacturing activity and reduced spending. Other operating cash outflows were $80 million in the second quarter of 2009 as compared with $11 million in the prior year. This fluctuation is mainly attributable to the previously discussed $27 million non-cash gain on early extinguishment of debt as well as outflows in accrued expenses in the current year related to restructuring payments and other cost actions.

Year-to-date cash flow from operations was $72 million, compared with $191 million in the prior year. The year over year decline in operating cash flows is due primarily to lower net earnings and current year reductions in accounts payable and accrued expenses stemming from the previously discussed decline in sales volumes reflecting the weak global economic climate and related cost actions. Additionally payments on foreign currency related derivative contracts unfavorably impacted cash flow.

Capital and software expenditures were $25 million in the second quarter of 2009, down slightly compared to $29 million in 2008. On a year-to-date basis capital and software expenditures were $47 million and $54 million in 2009 and 2008, respectively. The decrease primarily relates to lower software spending. The Company will continue to make capital investments that are necessary to drive productivity and cost structure improvements while ensuring that such investments provide a rapid return on capital employed.

Free cash flow, as defined in the following table, was a $43 million inflow in the second quarter of 2009 compared to a $55 million inflow in the corresponding 2008 period. The Company believes free cash flow is an important measure of its liquidity, as well as its ability to fund future growth and provide a dividend to shareowners. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

(Millions of Dollars)	2009	2008

Net cash provided by operating activities	$68	$84
Less: capital and software expenditures	(25)	(29)

Free cash inflow	$43	$55

Lower sales volumes and earnings pressures pertaining to the weakened global economy are expected to persist for the remainder of the year. Continued efforts to improve working capital efficiency as well as restructuring actions initiated are expected to partially offset these headwinds. Accordingly free cash flow is expected to approximate $300 million for the year 2009 which is more than sufficient to cover operating and other requirements. As a result of the recessionary environment, the Company anticipates that in 2009 it may have lower acquisition and share repurchase activity, and that free cash flow will be deployed for debt reduction to a greater extent than in the past few years.

Financing Activities:  During the second quarter of 2009, the Company repurchased $103 million of its junior subordinated debt securities for $59 million in cash.

Net proceeds from short-term borrowings amounted to cash inflows of $55 million in the second quarter of 2009 consistent with $53 million of inflows in 2008. Year-to-date inflows from short term borrowings were $47 million in the current year compared to $173 million in the prior year. The net proceeds in the current year were used to fund the previously mentioned early extinguishment of debt. The net proceeds in the prior year were primarily utilized to fund repurchases of common stock.

As described more fully in Note H. Equity Option, the Company paid a $16 million premium in the first quarter of 2009 for options to repurchase 3 million shares of its common stock at a strike price averaging $31.19. These options have a cap on the appreciation at an average of $45.97 per share and expire in March 2010.

In July, 2009 the Company announced the quarterly dividend rate will increase 3% to $.33 per common share. This represents the 42ndconsecutive year of dividend increases.

During the first quarter of 2009, Fitch Ratings affirmed the Company’s long and short term debt ratings at A and F1, respectively, and kept the outlook as stable. After placing the ratings under review in January, on April 16 Moody’s Investor Services downgraded the Company’s senior unsecured debt rating by one “notch” from A2 to A3 and short term debt rating term from P-1 to P-2 while maintaining the stable outlook. The Company’s debt ratings and outlook remain unchanged by Standard & Poors with a senior unsecured debt rating of A, short term rating of A-1, and stable outlook. As detailed in the Liquidity and Financial Condition section of the Company’s 2008 Annual Report on Form 10K, the Company has adequate liquidity with various credit lines.

OTHER MATTERS

Critical Accounting Estimates:  There have been no significant changes in the Company’s critical accounting estimates during the second quarter of 2009. Refer to the “Other Matters” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009 and the Current Report on Form 8-K filed on July 9, 2009 for a discussion of the Company’s critical accounting estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the Company’s exposure to market risk during the second quarter of 2009. For discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s Form 10-K for the year ended January 3, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer have concluded that, as of July 4, 2009, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic Securities and Exchange Commission filings. There has been no change in the Company’s internal controls that occurred during the second quarter of 2009 that have materially affected or are reasonably likely to materially affect the registrant’s internal control over financial reporting.

CAUTIONARY STATEMENT
Under the Private Securities Litigation Reform Act of 1995

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical, including, but not limited to, the statements regarding the Company’s ability to: (i) pursue further growth opportunities in security solutions, industrial tools, healthcare markets and emerging markets while maintaining focus on the valuable branded tools and storage businesses; (ii) estimate full year sales unit volume declines; (iii) generate full year 2009 diluted earnings per share in the range of $2.34 — 2.84 and, less the $.34 per share gain on extinguishment of debt, in the range of $2.00-$2.50 per fully diluted share; (iv) reinvest approximately $20 million in brand development and organic growth initiatives; (v) project pre-tax restructuring and related charges; (vi) realize annual savings of $100 million ($45 million in 2009) from the cost reduction plan initiated in the first quarter of 2009; (vii) generate $25 million in savings in 2009 as a result of additional cost saving measures taken in July 2009; (viii) realize a diluted earnings per share benefit of $2.27 in 2009 from the cost reduction actions initiated in 2008 and 2009; (ix) leverage resources and improve operational efficiency in connection with consolidating the fastening systems business into the consumer tools and storage business; (x) achieve diluted per share carry over savings from the cost reduction programs of $.99 in 2010; (xi) achieve a recovery in the profit rate of the Industrial segment in the second half of 2009; (xii) weather the general economic recession in its CDIY segment; (xiii) realize free cash flow of approximately $300 million in 2009; and (xiv) deploy free cash flow for debt reduction to a greater extent than in the past few years (the “Results”); are “forward looking statements” and are based on current expectations.

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

The Company’s ability to deliver the Results is dependent upon: (i) the Company’s ability to implement the cost savings measures undertaken in the first and second quarters of 2009 within anticipated time frames and to limit associated costs; (ii) easing of customer inventory corrections in the Industrial segment in the second half of 2009; (iii) the Company’s ability to successfully consolidate the fastening systems business into the consumer tools and storage business; (iv) the Company’s ability to limit restructuring charges in 2009 to $45 million; (v) the Company’s ability to limit unit volume declines to 18-20% ; (vi) the Company’s ability to successfully integrate recent acquisitions (including Sonitrol, Xmark, Scan Modul and GdP), as well as any future acquisitions, while limiting associated costs; (vii) the success of the Company’s efforts to expand its tools and security businesses; (viii) the success of the Company’s efforts to build a growth platform and market leadership in Convergent Securities Solutions; (ix) the Company’s success in developing and introducing new and high quality products, growing sales in existing markets, identifying and developing new markets for its products and maintaining and building the strength of its brands; (x) the continued acceptance of technologies used in the Company’s products, including Convergent Security Solutions products; (xi) the Company’s ability to manage existing Sonitrol franchisee and Mac Tools distributor relationships; (xii) the Company’s ability to minimize costs associated with any sale or discontinuance of a business or product line, including any severance, restructuring, legal or other costs; (xiii) the proceeds realized with respect to any business or product line disposals; (xiv) the extent of any asset impairments with respect to any businesses or product lines that are sold or discontinued; (xv) the success of the Company’s efforts to manage freight costs, steel and other commodity costs; (xvi) the Company’s ability to sustain or increase prices in order to, among other things, offset or mitigate the impact of steel, freight, energy, non-ferrous commodity and other commodity costs and any inflation increases; (xvii) the Company’s ability to generate free cash flow and maintain a strong debt to capital ratio; (xviii) the Company’s ability to identify and effectively execute productivity improvements and cost reductions, while minimizing any associated restructuring charges; (xix) the Company’s ability to obtain favorable settlement of routine tax audits; (xx) the ability of the Company to generate earnings sufficient to realize future income tax benefits during periods when temporary differences become deductible; (xxi) the continued ability of the Company to access credit markets under satisfactory terms; and (xxii) the Company’s ability to negotiate satisfactory payment terms under which the Company buys and sells goods, services, materials and products.

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

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended July 4, 2009:

	(a)		Total Number	Maximum Number
	Total		Of Shares	Of Shares That
	Number Of	Average Price	Purchased As	May Yet Be
	Shares	Paid Per	Part Of A Publicly	Purchased Under
2009	Purchased	Share	Announced Program	The Program

April 5 — May 9	4,571	$34.97	—	—
May 10 — June 6	—	$—	—	—
June 7 — July 4	127	$32.81	—	—

	4,698	$34.91	—	—

As of July 4, 2009, 7.8 million shares of common stock remain authorized for repurchase. The Company may repurchase shares in the open market or through privately negotiated transactions from time to time pursuant to this prior authorization to the extent management deems warranted based on a number of factors, including the level of acquisition activity, the market price of the Company’s common stock and the current financial condition of the Company.

(a)	The shares of common stock in this column were deemed surrendered to the Company by participants in various of the Company’s benefit plans to satisfy the taxes related to the vesting or delivery of a combination of restricted share units and long-term incentive shares under those plans.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting was held on April 23, 2009.

(i) The following directors were elected at the meeting:

	Shares Voted For	Shares Withheld

Patrick D. Campbell	44,524,865	25,979,352
Eileen S. Kraus	41,670,050	28,834,167
Lawrence A. Zimmerman	42,502,173	28,002,044

The Company’s directors whose term of office continued after the Annual Meeting are: John G. Breen, Virgis W. Colbert and John F. Lundgren, each of whose term of office as a director continues until the Company’s annual meeting of stockholders in 2010, and Carlos M. Cardoso, Robert B. Coutts and Marianne Miller Parrs, each of whose term of office as a director continues until the Company’s annual meeting of stockholders in 2011.

(ii) Ernst & Young LLP was approved as the Company’s independent auditors for the year 2009 by the following vote:

FOR: 66,825,308	AGAINST: 3,414,566	ABSTAIN: 264,343

(iii) The 2009 Long-Term Incentive Plan was approved by the following vote:

FOR: 49,877,355	AGAINST: 13,324,588	ABSTAIN: 600,074

(iv) A shareholder proposal urging the Company’s Board of Directors to take the necessary steps to require that all members of the Board of Directors be elected annually was approved by the following vote:

FOR: 46,110,986	AGAINST: 16,826,103	ABSTAIN: 867,833

ITEM 6.	EXHIBITS

(1)	Equity Distribution Agreement dated as of May 4, 2009 between the Company and UBS Securities LLC. (incorporated by reference to Exhibit 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2009).
(10)(iii)(a)	The Stanley Works 2009 Long-Term Incentive Plan.* (incorporated by reference to Exhibit 10(iii)(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2009).
(iii)(b)	Form of award letter for restricted stock units grants to executive officers pursuant to the Company’s 2009 Long Term Incentive Plan .* (incorporated by reference to Exhibit 10(iii)(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2009).
(iii)(c)	Form of award letter for long term performance award grants to executive officers pursuant to the Company’s 2009 Long Term Incentive Plan .* (incorporated by reference to Exhibit 10(iii)(c) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2009).
(iii)(d)	Employee Stock Purchase Plan as amended April 23, 2009.* (incorporated by reference to Exhibit 10(iii)(d) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2009).
(11)	Statement re computation of per share earnings (the information required to be presented in this exhibit appears in Note C to the Company’s Condensed Consolidated Financial Statements set forth in this Quarterly Report on Form 10-Q).
(31)(i)(a)	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)
(i)(b)	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)
(32)(i)	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(ii)	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensation plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE STANLEY WORKS

Date: July 31, 2009	By: /s/ Donald Allan Jr. Donald Allan Jr. Vice President and Chief Financial Officer