Form 10-Q
period 2009-10-03
STANLEY WORKS
filed 2009-11-06
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [    ] to [    ]
Commission File Number 1-5224
THE STANLEY WORKS
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CONNECTICUT	06-0548860

(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NUMBER)

1000 STANLEY DRIVE NEW BRITAIN, CONNECTICUT	06053

(ADDRESS OF PRINCIPAL EXECUTIVE	(ZIP CODE)
OFFICES)
(860) 225-5111

(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
80,420,741 shares of the registrant’s common stock were outstanding as of November 3, 2009

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
THE STANLEY WORKS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED OCTOBER 3, 2009 AND SEPTEMBER 27, 2008
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	Third Quarter		Year to Date
	2009	2008	2009	2008
NET SALES	$935.5	$1,117.6	$2,767.7	$3,340.3
COSTS AND EXPENSES
Cost of sales	549.1	686.2	1,653.6	2,061.4
Selling, general and administrative	248.6	269.2	749.4	821.7
Provision for doubtful accounts	2.8	5.6	10.0	10.6
Interest expense	15.5	23.5	48.7	69.4
Interest income	(0.5)	(2.7)	(2.1)	(7.4)
Other, net	33.6	27.9	51.3	68.5
Restructuring charges and asset impairments	6.6	4.8	25.6	25.0

	855.7	1,014.5	2,536.5	3,049.2
Earnings from continuing operations before income taxes	79.8	103.1	231.2	291.1
Income taxes	17.7	25.4	58.1	74.5

Net earnings from continuing operations	62.1	77.7	173.1	216.6
Less: net earnings attributable to noncontrolling interests	0.3	0.6	2.2	1.2

NET EARNINGS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO THE STANLEY WORKS	61.8	77.1	170.9	215.4

Net (loss) earnings from discontinued operations before income taxes (including a $128.1 million gain on divestiture in the third quarter 2008 and $129.7 million year to date 2008)	(2.3)	130.1	(5.8)	138.6
Income taxes (benefit) on discontinued operations	(0.9)	44.2	(2.5)	46.4

NET (LOSS) EARNINGS FROM DISCONTINUED OPERATIONS	(1.4)	85.9	(3.3)	92.2

NET EARNINGS ATTRIBUTABLE TO THE STANLEY WORKS	$60.4	$163.0	$167.6	$307.6

BASIC EARNINGS PER SHARE OF COMMON STOCK
Continuing operations	$0.77	$0.98	$2.15	$2.72
Discontinued operations	(0.02)	1.09	(0.04)	1.17

Total basic earnings per share of common stock	$0.75	$2.06	$2.11	$3.89

DILUTED EARNINGS PER SHARE OF COMMON STOCK
Continuing operations	$0.77	$0.97	$2.14	$2.69
Discontinued operations	(0.02)	1.08	(0.04)	1.15

Total diluted earnings per share of common stock	$0.75	$2.04	$2.10	$3.84

DIVIDENDS PER SHARE OF COMMON STOCK	$0.33	$0.32	$0.97	$0.94

AVERAGE SHARES OUTSTANDING (in thousands):
Basic	79,966	78,808	79,499	78,867
Diluted	80,565	79,846	79,951	80,025
See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
OCTOBER 3, 2009 AND JANUARY 3, 2009
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$207.4	$211.6
Accounts and notes receivable	650.5	677.7
Inventories	437.5	514.7
Other current assets	109.7	94.0

Total current assets	1,405.1	1,498.0
Property, plant and equipment	1,492.6	1,458.0
Less: accumulated depreciation	920.4	878.2

	572.2	579.8
Goodwill	1,821.1	1,739.2
Trademarks	337.1	333.6
Customer relationships	435.2	482.3
Other intangible assets	34.6	41.0
Notes receivable	85.2	60.6
Other assets	112.2	132.1

Total assets	$4,802.7	$4,866.6

LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities
Short-term borrowings	$154.8	$213.8
Current maturities of long-term debt	208.7	13.9
Accounts payable	372.2	461.5
Accrued expenses	502.9	504.0

Total current liabilities	1,238.6	1,193.2
Long-term debt	1,086.6	1,383.8
Other liabilities	542.4	564.8
Commitments and contingencies (Note K)
The Stanley Works shareowners’ equity
Common stock, par value $2.50 per share	230.9	230.9
Retained earnings	2,374.7	2,291.4
Accumulated other comprehensive income	(87.0)	(152.0)
ESOP	(82.4)	(87.2)

	2,436.2	2,283.1
Less: cost of common stock in treasury	525.6	576.8

The Stanley Works shareowners’ equity	1,910.6	1,706.3
Noncontrolling interests	24.5	18.5

Total equity	1,935.1	1,724.8

Total liabilities and shareowners’ equity	$4,802.7	$4,866.6

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND NINE MONTHS ENDED OCTOBER 3, 2009 AND SEPTEMBER 27, 2008
(Unaudited, Millions of Dollars)

	Third Quarter		Year to Date
	2009	2008	2009	2008
OPERATING ACTIVITIES
Net earnings	$60.7	$163.6	$169.8	$308.8
Less: Net earnings attributable to noncontrolling interests	0.3	0.6	2.2	1.2

Net earnings attributable to The Stanley Works	60.4	163.0	167.6	307.6
Depreciation and amortization	51.9	47.2	148.8	128.5
Changes in working capital	32.4	28.0	16.8	(4.7)
Net loss (gain) on sale of business	1.4	(84.3)	2.4	(85.9)
Changes in other assets and liabilities	30.2	(22.2)	(87.6)	(22.6)

Cash provided by operating activities	176.3	131.7	248.0	322.9
INVESTING ACTIVITIES
Capital expenditures	(18.4)	(28.3)	(65.2)	(81.9)
Proceeds (payments) on sale of businesses	(1.0)	196.7	(0.1)	200.0
Business acquisitions and asset disposals	(14.3)	(336.2)	(20.0)	(363.2)
Other investing activities	—	15.8	—	23.3

Cash used in investing activities	(33.7)	(152.0)	(85.3)	(221.8)
FINANCING ACTIVITIES
Payments on long-term debt	(1.6)	(1.0)	(63.2)	(8.7)
Proceeds from long-term borrowings	—	0.2	—	0.2
Stock purchase contract fees	(3.8)	(4.0)	(11.4)	(11.8)
Net (payments) proceeds from short-term borrowings	(105.1)	(31.5)	(57.7)	141.0
Cash dividends on common stock	(26.3)	(25.2)	(76.9)	(73.8)
Proceeds from the issuance of common stock	27.2	7.4	34.8	17.4
Purchase of common stock for treasury	(0.1)	—	(0.8)	(102.3)
Cash received for settlement of/(premium paid for) share repurchase option, net	7.2	—	(9.2)	—
Other	—	—	4.0	—

Cash used in financing activities	(102.5)	(54.1)	(180.4)	(38.0)
Effect of exchange rate changes on cash	11.0	(10.5)	13.5	(4.2)

Change in cash and cash equivalents	51.1	(84.9)	(4.2)	58.9
Cash and cash equivalents, beginning of period	156.3	384.2	211.6	240.4

CASH AND CASH EQUIVALENTS, END OF PERIOD	$207.4	$299.3	$207.4	$299.3

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
BUSINESS SEGMENT INFORMATION
THREE AND NINE MONTHS ENDED OCTOBER 3, 2009 AND SEPTEMBER 27, 2008
(Unaudited, Millions of Dollars)

	Third Quarter		Year to Date
	2009	2008	2009	2008
NET SALES
Security	$402.7	$392.8	$1,167.0	$1,087.0
Industrial	205.3	298.1	645.7	969.0
Construction & DIY	327.5	426.7	955.0	1,284.3

Total	$935.5	$1,117.6	$2,767.7	$3,340.3

SEGMENT PROFIT
Security	$83.7	$74.2	$228.7	$193.4
Industrial	18.8	40.2	62.6	133.0
Construction & DIY	48.4	54.2	113.7	167.1

Segment Profit	150.9	168.6	405.0	493.5
Corporate Overhead	(15.9)	(12.0)	(50.3)	(46.9)

Total	$135.0	$156.6	$354.7	$446.6

Interest expense	15.5	23.5	48.7	69.4
Interest income	(0.5)	(2.7)	(2.1)	(7.4)
Other, net	33.6	27.9	51.3	68.5
Restructuring charges and asset impairments	6.6	4.8	25.6	25.0

Earnings from continuing operations before income taxes	$79.8	$103.1	$231.2	$291.1

See notes to condensed consolidated financial statements.

THE STANLEY WORKS AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 3, 2009
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
The prior year financial statements have been adjusted to reflect the adoption of new accounting standards Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470-20, “Debt with Conversion and Other Options” (FASB Staff Position (“FSP”) FSP APB 14-1) and ASC 810-10, “Consolidation — Overall” (Statement of Financial Accounting Standards (“SFAS 160”)) which required retrospective application as described in Note B. The Company filed a Form 8-K on July 9, 2009 reflecting the retrospective application of these accounting standards to the information in its Form 10-K for the year ended January 3, 2009. Certain other prior year amounts have been reclassified to conform to the current year presentation.
B. New Accounting Standards
Implemented: In June 2009, the FASB issued SFAS No. 168, later replaced by the FASB Codification and included in ASC 105-10, “Generally Accepted Accounting Principles — Overall” (“ASC 105-10”), which establishes the FASB Accounting Standards Codification as the single source of authoritative generally accepted accounting principles. On the effective date of this statement, the Codification supersedes all then-existing non-SEC accounting and reporting standards. The issuance of this statement does not change generally accepted accounting principles; it has, however, changed the applicable citations and naming conventions used when referencing generally accepted accounting principles. The adoption of ASC 105-10 has had no impact on the Company’s consolidated financial statements.
In May 2008, the FASB issued ASC 470-20 which applies to convertible debt instruments that have a “net settlement feature” permitting settlement partially or fully in cash upon conversion. The guidance requires issuers of such convertible debt securities to separately account for the liability and equity components in a manner that reflects the issuer’s nonconvertible, unsecured debt borrowing rate. ASC 470-20 requires bifurcation of a component of the debt into equity, representative of the approximate fair value of the conversion feature at inception, and the amortization of the resulting debt discount to interest expense in the Consolidated Statement of Operations. ASC 470-20 was effective for the Company beginning in January 2009 and has been applied retrospectively, as required. The impact of adoption of ASC 470-20 at the March 2007 issuance date of the $330.0 million of Convertible Notes was a $54.9 million decrease in Long-term debt, a $20.9 million increase in associated deferred tax liabilities pertaining to the interest accretion, and a $0.3 million reclassification of debt issuance costs, net of tax, related to the conversion option feature of the Convertible Notes, totaling a $33.7 million increase to shareowners’ equity. As described more fully in Note I Long-Term Debt and Financing Arrangements of the Company’s 2008 Form 10-K, in November 2008, the Company repurchased and thereby extinguished $10.0 million of the Convertible Notes. As a result, the debt discount was reduced by $1.2 million and shareowners’ equity decreased $0.7 million net of tax. The remaining $53.7 million debt discount is being amortized to interest expense using the effective interest method through the Convertible Notes maturity in May 2012. Interest accretion to be recognized under ASC 470-20 in each year is as follows: $7.7 million in 2007; $10.3 million in 2008; $10.2 million in 2009; $10.6 million in 2010; $11.0 million in 2011; and $3.9 million in 2012. The net earnings impact of the interest accretion recognized in accordance with ASC 470-20 was $1.6 million, or 2 cents per diluted share for both the three month periods ended October 3, 2009 and September 27, 2008; and $4.7 million, or 6 cents per diluted share, for both the respective nine month periods. Refer to Note I Long-Term Debt and Financing Arrangements for further details.
In September 2006, the FASB issued SFAS No. 157, later replaced by the FASB Codification and included in ASC 820-10, “Fair Value Measurement and Disclosure — Overall” (“ASC 820-10”). ASC 820-10 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. ASC

820-10 indicates that an exit value (selling price) should be utilized in fair value measurements rather than an entrance value, or cost basis, and that performance risks, such as credit risk, should be included in the measurements of fair value even when the risk of non-performance is remote. ASC 820-10 also clarifies the principle that fair value measurements should be based on assumptions the marketplace would use when pricing an asset whenever practicable, rather than company-specific assumptions. ASC 820-10 removed leasing transactions and deferred its effective date for one year relative to nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Accordingly, in fiscal 2008 the Company applied ASC 820-10 guidance to: (i) all applicable financial assets and liabilities; and (ii) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually). In January 2009, the Company applied this guidance to all remaining assets and liabilities measured on a non-recurring basis at fair value. The adoption of ASC 820-10 for these items did not have a material effect on the Company. Refer to Note N Fair Value Measurements for disclosures relating to ASC 820-10.
In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (“EITF”) No. 03-6-1, later replaced by the FASB Codification and included in ASC 260-10, “Earnings Per Share — Overall” (“ASC 260-10”). Under ASC 260-10, unvested share-based payment awards with rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities that must be included in the two-class method of computing EPS. In 2007 and earlier years the Company granted restricted stock units (“RSUs”) to certain executives with non-forfeitable dividend rights which are considered participating securities under ASC 260-10. Approximately 120,000 and 160,000 of these RSUs were outstanding in the third quarter and year to date periods of 2009 and 2008, respectively. The Company adopted ASC 260-10 as of January 3, 2009 and calculated basic and diluted earnings per share under both the treasury stock method and the two-class method for all periods presented. There was no difference in the earnings per share under the two methods for the three and nine months ended October 3, 2009 and September 27, 2008, and the treasury stock method continues to be reported as detailed in Note C Earnings Per Share.
In December 2007, the FASB issued SFAS No. 141(R), amending SFAS No. 141, later replaced by the FASB Codification and included in ASC 805-10, “Business Combinations — Overall” (“ASC 805-10”). ASC 805-10 requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition), establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the information needed to evaluate and understand the nature and effect of the business combination. This statement applies to all transactions or other events in which the acquirer obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. For new acquisitions made following the adoption of ASC 805-10, significant costs directly related to the acquisition including legal, audit and other fees, as well as most acquisition-related restructuring, must be expensed as incurred. Additionally, contingent purchase price arrangements (also known as earn-outs) must be re-measured to estimated fair value with the impact reported in earnings. With respect to all acquisitions, including those consummated in prior years, changes in tax reserves pertaining to resolution of contingencies or other post acquisition developments are recorded to earnings rather than goodwill. ASC 805-10 was applied to the Company’s business combinations completed in fiscal 2009. The adoption of ASC 805-10 did not have a material impact on the Company in the first nine months of fiscal 2009, but may have a significant impact in future periods.
In December 2007, the FASB issued ASC 810-10 which requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. ASC 810-10 has been applied beginning in fiscal 2009 as required by the Statement and the presentation and disclosure requirements have been applied retrospectively as required for all periods presented. As a result of the implementation of ASC 810-10, $24.5 million and $18.5 million relating to noncontrolling interests as of October 3, 2009 and January 3, 2009, respectively, are recorded in noncontrolling interests within Equity.
In March 2008, the FASB issued SFAS No. 161, amending SFAS No. 133, later replaced by the FASB Codification and included in ASC 815-10, “Derivatives and Hedging — Overall” (“ASC 815-10”), effective for fiscal years and interim periods beginning after November 15, 2008. This pronouncement requires enhanced disclosures but does not impact the accounting for derivative instruments. The Company adopted ASC 815-10 in January 2009 and the related disclosures are in Note G Derivative Financial Instruments.
In June 2008, the FASB issued EITF Issue No. 07-5, later replaced by the FASB Codification and included in ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” (“ASC 815-40”), which was effective for the Company in January 2009. ASC 815-40 requires an entity to reevaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including consideration of the contingent exercise and settlement provisions in such instruments. The Company has several instruments that are in scope of ASC 815-40, all of which were reassessed and continue to be classified in equity. As a result, the adoption of ASC 815-40 had no impact on the Company.
In May 2009, the FASB issued SFAS No. 165, later replaced by the FASB Codification and included in ASC 855-10, “Subsequent Events — Overall” (“ASC 855-10”). This standard requires the Company to make a disclosure of the date through which subsequent events were evaluated in interim and annual periods but does not change the accounting for subsequent events. Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. Under ASC 855-10, as under current practice, an entity must recognize the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date. The effects of subsequent events that provide evidence about conditions that did not exist at the balance sheet date are not recognized, but may require disclosure. The Company adopted the statement in the second quarter of 2009 and has evaluated all subsequent events through November 6, 2009, the date of issuance of the Company’s third quarter 2009 financial statements. Refer to Note P. Subsequent Events for further details.
Not Yet Implemented: In December 2008, the FASB issued FSP SFAS No. 132 (R)-1, amending SFAS 132, later replaced by the FASB Codification and included in ASC 715-20, “Defined Benefit Plans — General” (“ASC 715-20”). ASC 715-20 provides guidance on disclosures about plan assets of defined benefit pension and other postretirement benefit plans. ASC 715-20 requires disclosures about how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs and significant concentrations of risk within plan assets. ASC 715-20 is effective for fiscal years ending after December 15, 2009, with prospective application. ASC 715-20 requires enhanced disclosures, which the Company will provide in its consolidated financial statements included in its 2009 Form 10-K, but does not change the accounting for pensions. Accordingly, ASC 715-20 will not have any impact on the Company’s results of operations, financial condition or liquidity.
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (SFAS 166). As of September 30, 2009, SFAS 166 has not been incorporated within the FASB ASC. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” clarifies when a transferor of financial assets has surrendered control over the transferred financial assets, defines specific conditions for reporting a transfer of a portion of a financial asset as a sale, requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale, and requires enhanced disclosures to provide financial statement users with greater transparency about a transferor’s continuing involvement with transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact, if any, that SFAS will have on the consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46 (R)” (SFAS 167). As of September 30, 2009, SFAS 167 has not been incorporated within the FASB ASC. SFAS 167 eliminates the concept of a “qualifying special-purpose entity”, replaces the quantitative approach for determining which enterprise has a controlling financial interest in a variable interest entity with a qualitative approach focused on identifying which enterprise has a controlling financial interest through the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. Additionally, SFAS 167 requires enhanced disclosures that will provide users of financial statements with more information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact, if any, that SFAS 167 will have on the consolidated financial statements.
In September 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) (EITF 08-1). ASU 2009-13 eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the consideration that is attributable to items that already have been delivered. This may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under the current requirements. Additionally, under the new guidance, the relative selling price method is required to be used in allocating consideration between deliverables and the residual value method will no longer be permitted. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal 2011 although early adoption is permitted. A company may elect, but will not be required, to adopt the amendments in ASU No. 2009-13 retrospectively for all prior periods. Management is currently evaluating the requirements of ASU No. 2009-13 and has not yet determined the impact, if any, that it will have on the consolidated financial statements.

C. Earnings Per Share
The following table reconciles the weighted-average shares outstanding used to calculate basic and diluted earnings per share for the three months and nine months ended October 3, 2009 and September 27, 2008:

	Third Quarter		Year to Date
	2009	2008	2009	2008
Numerator (in millions):
Net Earnings Attributable to The Stanley Works	$60.4	$163.0	$167.6	$307.6

Less earnings attributable to participating RSUs	0.1	0.3	0.2	0.6

Net Earnings — basic	$60.3	$162.7	$167.4	$307.0

Net Earnings — dilutive	$60.4	$163.0	$167.6	$307.6

Denominator (in thousands):
Basic earnings per share — weighted average shares	79,966	78,808	79,499	78,867
Dilutive effect of stock options and awards	599	1,038	452	1,158

Diluted earnings per share — weighted average shares	80,565	79,846	79,951	80,025

Earnings per share of common stock:
Basic	$0.75	$2.06	$2.11	$3.89
Diluted	$0.75	$2.04	$2.10	$3.84
The following weighted-average stock options, warrants, and Equity Purchase Contracts to purchase the Company’s common stock were outstanding during the three and nine months ended October 3, 2009 and September 27, 2008, but were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	Third Quarter		Year To Date
	2009	2008	2009	2008
Number of stock options	3,085	1,902	4,132	1,640
Number of stock warrants	4,939	5,093	4,939	5,093
Number of shares related to the Equity Purchase Contracts	5,893	6,064	5,889	6,063
The Equity Purchase Contracts will not be dilutive at any time prior to their maturity in May 2010 because the holders must pay the Company the higher of approximately $54.45 or then market price. Additionally, the Company has Convertible Notes outstanding which may require the Company to deliver shares of common stock in May 2012. As of October 3, 2009, there were no shares related to the Convertible Notes included in the calculation of diluted earnings per share because the effect of these securities was not dilutive. The Company intends to net share settle the conversion value, if any, of these Convertible Notes at their maturity in May 2012. Furthermore, there is a Bond Hedge in place which would fully offset any such shares that may be delivered pertaining to the Convertible Notes. These Convertible Notes as well as the related Equity Purchase Contracts and Bond Hedge are discussed more in Note I Long-Term Debt and Financing Arrangements of this Form 10-Q, as well as in the Company’s Form 10-K for the year ended January 3, 2009.
D. Inventories
The components of inventories at October 3, 2009 and January 3, 2009 are as follows (in millions):

	2009	2008
Finished products	$310.0	$365.0
Work in process	56.3	58.2
Raw materials	71.2	91.5

Total inventories	$437.5	$514.7

E. Acquisitions and Goodwill
During 2008, the Company completed fourteen acquisitions for an aggregate value of $576.9 million. These acquisitions were accounted for as purchases in accordance with SFAS 141. During the first nine months of 2009, the Company completed four minor acquisitions for a combined purchase price of $20.4 million. These four acquisitions were also accounted for as purchases in accordance with SFAS 141(R). SFAS 141 and SFAS 141R were replaced by the FASB Codification and included in ASC 805-10. The purchase price allocation for ten of the 2008 acquisitions has been completed. The purchase price allocation for four minor 2008 acquisitions, as well as the four 2009 acquisitions, are largely complete but preliminary with respect to income taxes and other matters. Changes to the purchase price allocation recorded during the first nine months of 2009 primarily relate to income tax adjustments and the finalization of certain integration plans.
Changes in the carrying amount of goodwill by segment are as follows (in millions):

			Construction
	Security	Industrial	& DIY	Total
Balance as of January 3, 2009	$1,166.1	$365.8	$207.3	$1,739.2
Goodwill acquired during the year	5.0	3.5	—	8.5
Purchase accounting adjustments	36.1	(0.9)	(0.3)	34.9
Foreign currency translation /other	32.2	5.8	0.5	38.5

Balance as of October 3, 2009	$1,239.4	$374.2	$207.5	$1,821.1

F. Restructuring and Asset Impairments
At October 3, 2009, the Company’s restructuring reserve balance was $58.4 million. The Company expects to execute substantially all actions in 2009, although severance and certain other payments will continue to some extent into 2010. A summary of the restructuring reserve activity from January 3, 2009 to October 3, 2009 is as follows (in millions):

			Net
		Acquisition	Additions/
	1/3/09	Accrual	(Reversals)	Usage	Currency	10/3/09
Acquisitions
Severance and related costs	$10.8	$(0.6)	$—	$(3.4)	$0.3	$7.1
Facility closure	1.8	1.7	—	(0.7)	—	2.8

Subtotal acquisitions	12.6	1.1	—	(4.1)	0.3	9.9

2009 Actions
Severance and related costs	—	—	29.1	(9.7)	1.0	20.4
Asset impairments	—	—	1.2	(1.2)	—	—
Facility closure	—	—	1.5	(1.5)	—	—
Other	—	—	0.4	(0.2)	—	0.2

Subtotal 2009 actions	—	—	32.2	(12.6)	1.0	20.6

Pre-2009 Actions
Severance and related costs	54.1	—	(6.8)	(20.7)	1.2	27.8
Other	1.2	—	0.2	(1.3)	—	0.1

Subtotal Pre-2009 actions	55.3	—	(6.6)	(22.0)	1.2	27.9

Total	$67.9	$1.1	$25.6	$(38.7)	$2.5	$58.4

2009 Actions: In response to further sales volume declines associated with the economic recession, the Company initiated various cost reduction programs in the first nine months of 2009. Severance charges of $29.1 million were recorded relating to the reduction of approximately 1,100 employees. In addition, $1.2 million in charges were recognized for asset impairments primarily as a result of the decision to close several small distribution centers. Facility closure costs totaled $1.5 million. Also, $0.4 million in other charges stemmed mainly from the termination of service contracts. Of the $32.2 million recognized for these actions, $12.6 million has been utilized to date, with $20.6 million of reserves remaining as of October 3, 2009. Of the charges recognized in the first nine months of 2009: $9.0 million pertains to the Security segment; $10.8 million to the Industrial segment; $11.8 million to the CDIY segment; and $0.6 million to non-operating entities. For the three months ended October 3, 2009, severance charges of $6.1 million were recorded related to the reduction of approximately 200 employees, $0.2 million in charges were recognized for asset impairments, $0.8 million of facility closure costs were incurred, and $0.4 million of other charges were recorded related to the termination of service contracts.
Pre-2009 Actions: During 2008, the Company initiated cost reduction actions in order to maintain its cost competitiveness. A large portion of these actions were initiated in the fourth quarter as the Company responded to deteriorating macro-economic conditions and slowing global demand, primarily in its CDIY and Industrial segments. Severance charges of $70.0 million were recorded relating to the reduction of approximately 2,700 employees. In addition, $13.6 million in charges were recognized related to asset impairments for production assets and real estate, and $0.7 million for facility closure costs. Also, $1.2 million in other charges stemmed from the termination of service contracts. Of the $85.5 million in full year 2008 restructuring and asset impairment charges, $13.8 million, $29.7 million, $35.6 million, and $6.4 million pertained to the Security, Industrial, and CDIY segments, and non-operating entities, respectively. During 2007, the Company also initiated $11.8 million of cost reduction actions in various businesses entailing severance for 525 employees and the exit of a leased facility.
As of January 3, 2009, the reserve balance related to these prior actions totaled $55.3 million of which $22.0 million was utilized in the first nine months of 2009. In addition, $6.8 million of severance-related costs accrued in the fourth quarter of 2008 were reversed in 2009 due largely to a reduction in the number of employee terminations pertaining to recent changes in regional European labor statutes. The remaining reserve balance of $27.9 million predominantly relates to actions in Europe and is expected to be utilized throughout the fourth quarter of 2009 and into 2010.
Acquisition Related: During the first nine months of 2009, $2.7 million of reserves were established for acquisitions consummated in the latter half of 2008 primarily related to the consolidation of security monitoring call centers. Of this amount, $1.0 million was for the severance of approximately 90 employees and $1.7 million related to the closure of a branch facility, primarily from remaining lease obligations. In the first nine months of 2009, $1.6 million of severance reserves previously established in purchase accounting that are no longer needed were reversed to goodwill. The Company utilized $4.1 million of the restructuring reserves during the first nine months of 2009 established for previous acquisitions. As of October 3, 2009, $9.9 million in acquisition-related accruals remain. Those accruals are expected to be utilized in 2010.
G. Derivative Financial Instruments
The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates, stock prices and commodity prices. As part of the Company’s risk management program, it uses a variety of financial instruments such as interest rate swap and currency swap agreements, purchased currency options and foreign exchange contracts to mitigate interest rate and foreign currency exposure. Generally, commodity price exposures are not hedged with derivative financial instruments and instead are actively managed through customer pricing initiatives, procurement-driven cost reduction initiatives and other productivity improvement projects. Financial instruments are not utilized for speculative purposes. If the Company elects to do so and if the instrument meets the criteria specified in ASC 815-10, management designates its derivative instruments as cash flow hedges, fair value hedges or net investment hedges.
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
A summary of the fair value of the Company’s derivatives recorded in the Consolidated Balance Sheets are as follows (in millions):

	Balance Sheet			Balance Sheet
	Classification	10/3/09	1/3/09	Classification	10/3/09	1/3/09
Derivatives designated as hedging instruments:
Interest Rate Contracts
Cash Flow	Other current assets	$—	$—	Accrued expenses	$3.4	$0.6
	LT Other assets	—	—	LT Other liabilities	—	6.0
Fair Value	Other current assets	4.4	—	Accrued expenses	—	—
	LT Other assets	0.5	—	LT Other liabilities	1.0	—
Foreign Exchange Contracts
Cash Flow	Other current assets	0.4	0.5	Accrued expenses	—	1.4
	LT Other assets	—	—	LT Other liabilities	34.4	22.0
Net Investment Hedge	Other current assets	—	—	Accrued expenses	32.7	—
	LT Other assets	—	—	LT Other liabilities	—	20.7

		$5.3	$0.5		$71.5	$50.7

Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$20.5	$10.3	Accrued expenses	$23.8	$19.5
	LT Other assets	2.3	21.0	LT Other liabilities	4.3	14.0

		$22.8	$31.3		$28.1	$33.5

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
CASH FLOW HEDGES
There was a $0.3 million after-tax loss and a $4.8 million after-tax gain reported for cash flow hedge effectiveness in Accumulated other comprehensive income as of October 3, 2009 and January 3, 2009, respectively. A loss of $1.0 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next 12 months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies through the maturity dates. The table below details pre-tax amounts reclassified from Accumulated other comprehensive income into earnings during the periods in which the underlying hedged transactions affected earnings for the nine months ended October 3, 2009; due to the effectiveness of these instruments in matching the underlying, on a net basis there was no significant earnings impact.

		Classification of	Gain (Loss)	Gain (Loss)
		Gain (Loss)	Reclassified from	Recognized in
	Gain (Loss)	Reclassified from	OCI to Income	Income
(in millions)	Recorded in OCI	OCI to Income	(Effective Portion)	(Ineffective Portion*)
Interest Rate Contracts	$(0.1)	Interest expense	$(3.5)	$—
Foreign Exchange Contracts	$(0.4)	Cost of sales	$4.8	—
	$(10.3)	Other, net	$(6.4)	—

*	Includes ineffective portion and amount excluded from effectiveness testing on derivatives.
The impact of de-designated hedges was a pre-tax loss of $0.1 million and $0.9 million in the third quarter and the first nine months of 2009, respectively. The hedged items impact to the income statement for the third quarter of 2009 was a loss of approximately $0.9 million in Cost of sales and a gain of $6.4 million in Other, net. For the first nine months of 2009, the hedged items’ impact to the income statement was a loss of approximately $4.8 million in Cost of sales and a gain of $7.3 million in Other, net. There was no impact related to the interest rate contracts’ hedged items.
Interest Rate Contracts
The Company enters into interest rate swap agreements in order to obtain the lowest cost source of funds within a targeted range of variable to fixed-rate debt proportions. At October 3, 2009, the Company has outstanding contracts fixing the interest rate on its $320.0 million floating rate convertible notes (LIBOR less 350 basis points) at 1.43% maturing in May 2010.
Foreign Currency Contracts
Forward contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from non-United States dollar subsidiaries that creates volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases of inventory. Gains and losses reclassified from Accumulated other comprehensive income for the effective and ineffective portions of the hedge as well as any amounts excluded from effectiveness testing are recorded in Cost of sales. As of October 3, 2009 the notional value of the hedge contracts outstanding was $1.4 million of which $0.2 million has been de-designated, maturing at various dates through 2010.
Currency swaps: The Company and its subsidiaries have entered into various inter-company transactions whereby the notional values are denominated in currencies other than the functional currencies of the party executing the trade. In order to better match the cash flows of its inter-company obligations with cash flows from operations, the Company enters into currency swaps. The notional value of the United States dollar exposure and the related hedge contracts outstanding as of October 3, 2009 is $150.0 million, maturing November 2010.

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

		Third Quarter 2009		Year to Date 2009
Income Statement	Notional Value of	Gain/(Loss) on	Gain / (Loss) on	Gain/(Loss) on	Gain / (Loss) on
Classification	Open Contracts	Swaps	Borrowings	Swaps	Borrowings
Interest Expense	$450.0	$5.4	$(5.4)	$(0.5)	$0.5
In addition to the amounts in the table above, the net swap settlements that occur each period and amortization of the gains on terminated swaps are also reported in interest expense, and amounted to gains of $2.9 million and $8.7 million for the third quarter and the first nine months of 2009, respectively. Interest expense was $6.3 million and $18.9 million for the third quarter and year to date, respectively, on the underlying debt.
NET INVESTMENT HEDGES
Foreign Exchange Contracts
The Company utilizes net investment hedges to offset the translation adjustment arising from remeasurement of its investment in the assets, liabilities, revenues, and expenses of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive income were losses of $14.0 million and $6.6 million at October 3, 2009 and January 3, 2009, respectively. In December 2008, the Company entered into a foreign exchange contract to hedge its net investment in euro assets, which matures in February 2010 and is detailed in the pre-tax amounts below (in millions):

		Third Quarter 2009			Year to Date 2009
				Ineffective			Ineffective
				Portion*			Portion*
	Notional Value	Amount	Effective Portion	Recorded in	Amount	Effective Portion	Recorded in
Income Statement	of Open	Recorded in OCI	Recorded in Income	Income	Recorded in OCI	Recorded in Income	Income
Classification	Contract	Gain (Loss)	Statement	Statement	Gain (Loss)	Statement	Statement
Other, net	$223.4	$(9.0)	$—	$—	$(12.0)	$—	$—

*	Includes ineffective portion and amount excluded from effectiveness testing.
UNDESIGNATED HEDGES
Foreign Exchange Contracts
Currency swaps and foreign exchange forward contracts are used to reduce exchange risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (i.e. affiliate loans, payables, receivables). The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the contracts outstanding at October 3, 2009 was $190.2 million of forward contracts and $264.2 million in currency swaps, maturing at various dates through 2011. The income statement impacts related to derivatives not designated as hedging instruments under ASC 815-10 for 2009 is as follows (in millions):

		Third Quarter	Year to Date
Derivatives Not		Amount of Gain (Loss)	Amount of Gain (Loss)
Designated as Hedging	Income Statement	Recorded in Income on	Recorded in Income on
Instruments under SFAS 133	Classification	Derivative	Derivative
Foreign Exchange Contracts	Other, net	$(3.1)	$(7.7)
In January 2009, a Great Britain pound currency swap matured, resulting in a cash payment of $10.5 million.
H.  Equity Option
In January 2009, the Company purchased from financial institutions over the counter 15 month capped call options, subject to adjustments for standard anti-dilution provisions, on 3 million shares of its common stock for an aggregate premium of $16.4 million, or an average of $5.47 per option. The purpose of the capped call options is to reduce share price volatility on potential future share repurchases by establishing the prices at which the Company may elect to repurchase 3 million shares in the 15 month term. In accordance with ASC 815-40 the premium paid was recorded as a reduction to equity. The contracts for each of the three series of options generally provide that the options may, at the Company’s election, be cash settled, physically settled or net-share settled (the default settlement method). Each series of options has various expiration dates within the month of March 2010. The options will be automatically exercised if the market price of the Company’s common stock on the relevant expiration date is greater than the applicable lower strike price (i.e. the options are “in-the-money”). If the market price of the Company’s common stock at the expiration date is below the applicable lower strike price, the relevant options will expire with no value. If the market price of the Company’s common stock on the relevant expiration date is between the applicable lower and upper strike prices, the value per option to the Company will be the then-current market price less that lower strike price. If the market price of the Company’s common stock is above the applicable upper strike price, the value per option to the Company will be the difference between the applicable upper strike price and lower strike price. In August 2009, the Company and a counter-party to the transaction agreed to terminate 886,629 options. The options were cash settled using an average share price of $41.29, resulting in cash proceeds of $7.2 million which was recorded to equity. The aggregate fair value of the remaining 2.1 million options at October 3, 2009 was $18.2 million.

			(Per Share)				(Per Share)
	Original Number	Net Premium	Initial	Initial Lower	Initial Upper	Number of	Average
Series	of Options	Paid (In millions)	Hedge Price	Strike Price	Strike Price	Unwound Options	Settlement Amount
Series I	1,000,000	$5.5	$32.97	$31.33	$46.16
Series II	1,000,000	$5.5	$32.80	$31.16	$45.92	886,629	$8.17
Series III	1,000,000	$5.4	$32.73	$31.10	$45.83

	3,000,000	$16.4	$32.84	$31.19	$45.97	886,629	$8.17
I.  Long-Term Debt and Financing Arrangements
Junior Subordinated Debt Securities
On May 6, 2009, the Company repurchased $103.0 million of its Junior Subordinated Debt Securities for $58.7 million in cash. The pre-tax gain recorded associated with this extinguishment was $43.8 million, and the principal balance of the debt at October 3, 2009 is $312.7 million.
Convertible Notes
ASC 470-20 applies to the Company’s $320.0 million in outstanding convertible notes (the “Convertible Notes”) that were issued on March 20, 2007 and are due May 17, 2012. At maturity, the Company is obligated to repay the principal in cash, and may elect to settle the conversion option value, if any, as detailed further below, in either cash or shares of the Company’s common stock. The Convertible Notes bear interest at an annual rate of 3-month LIBOR minus 3.5%, reset quarterly (but never less than zero), and initially set at 1.85%. Interest is payable quarterly commencing August 17, 2007. At the March 20, 2007 issuance date the estimated market rate of interest for the Convertible Notes would have been 5.13% (the non-convertible or “straight-debt” borrowing rate) without the conversion option feature. ASC 470-20 requires the Company to record non-cash interest accretion to reflect the straight-debt borrowing rate on the Convertible Notes and to recast prior periods for comparability. The Convertible Notes are unsecured general obligations and rank equally with all of the Company’s other unsecured and unsubordinated debt. The Convertible Notes were issued as a component of the Company’s Equity Units and are pledged as collateral to secure the holders’ obligations to purchase common stock under the terms of the Equity Purchase Contract component of these units, as described more fully in Note I Long-Term Debt and Financing Arrangements in the Company’s 2008 Form 10-K.

The Company is obligated to remarket the Convertible Notes commencing on May 10, 2010 to the extent that holders of the Convertible Note element of an Equity Unit or holders of separate Convertible Notes elect to participate in the remarketing. Holders of Equity Units may elect to have the Convertible Note element of their units not participate in the remarketing by the following means: create a Treasury Unit (replace the Convertible Notes with zero-coupon U.S. Treasury securities as collateral to secure their performance under the Equity Purchase Contracts); settle the Equity Purchase Contracts early; or settle the Equity Purchase Contracts in cash prior to May 17, 2010. Upon a successful remarketing of the Convertible Notes, the proceeds will be utilized to satisfy in full the Equity Unit holders’ obligations to purchase the applicable amount of the Company’s common stock under the Equity Purchase Contracts on May 17, 2010. In the event the remarketing of the Convertible Notes is not successful, the holders may elect to pay cash or to deliver the Convertible Notes to the Company as consideration to satisfy their obligation to purchase common shares under the Equity Purchase Contract.
The conversion premium for the Convertible Notes is 19.0%, equivalent to the initial conversion price of $64.80 based on the $54.45 value of the Company’s common stock at the date of issuance. Upon conversion on May 17, 2012 (or in respect of a cash merger event), the Company will deliver to each holder of the Convertible Notes $1,000 cash for the principal amount of each note. Additionally at conversion, to the extent, if any, that the conversion option is “in the money”, the Company will deliver, at its election, either cash or shares of the Company’s common stock based on an initial conversion rate of 15.4332 shares (equivalent to the initial conversion price set at $64.80) and the applicable market value of the Company’s common stock. The ultimate conversion rate may be increased above 15.4332 shares in accordance with standard anti-dilution provisions applicable to the Convertible Notes or in the event of a cash merger. For example, an increase in the ultimate conversion rate will apply if the Company increases the per share common stock dividend rate during the five year term of the Convertible Notes; accordingly such changes to the conversion rate are within the Company’s control under its discretion regarding distributions it may make and dividends it may declare. Also, the holders may elect to accelerate conversion, and “make whole” adjustments to the conversion rate may apply in the event of a cash merger or “fundamental change”. Subject to the foregoing, if the market value of the Company’s common shares is below the conversion price at conversion, (initially set at a rate equating to $64.80 per share), the conversion option would be “out of the money” and the Company would have no obligation to deliver any consideration beyond the $1,000 principal payment required under each of the Convertible Notes. To the extent, if any, that the conversion option of the Convertible Notes becomes “in the money” in any interim period prior to conversion, there will be a related increase in diluted shares outstanding utilized in the determination of the Company’s diluted earnings per share in accordance with the treasury stock method prescribed by ASC 260-10. At October 3, 2009, the conversion option is out of the money and accordingly the Company does not have any obligation beyond the $320.0 million of outstanding convertible notes.
The principal amount of the Convertible Notes was $320.0 million at both October 3, 2009 and January 3, 2009. The net carrying value and unamortized discount of the Convertible Notes was $291.9 million and $28.1 million, respectively, at October 3, 2009 and $284.3 million and $35.7 million, respectively, at January 3, 2009. The remaining unamortized balance will be recorded to interest expense through the Convertible Notes maturity in May 2012. The equity component carrying value was $32.9 million at both balance sheet dates.
No interest expense was recorded for the contractual interest coupon on the Convertible Notes for 2009 because it would be less than a zero interest rate based upon the applicable 3-month LIBOR minus 3.5% rate in this period, while interest expense in 2008 was $0.6 million. The Company has outstanding derivative contracts fixing the interest rate on the $320.0 million floating rate Convertible Notes (3-month LIBOR less 350 basis points) at 1.43% and recognized $1.2 million of interest expense pertaining to these interest rate swaps in each of the three month periods ended October 3, 2009 and September 27, 2008. Interest expense recognized for the nine months ended October 3, 2009 on the swap was $3.6 million, and $2.9 million for the nine month period ended September 27, 2008. The non-cash interest expense accretion related to the amortization of the liability balance as required under ASC 470-20 totaled $2.6 million for both the third quarter of 2009 and the third quarter of 2008 and $7.6 million for both the nine months ended October 3, 2009 and September 27, 2008. The interest expense recognized on the $320.0 million of Convertible Notes reflecting both the fixed interest rate swaps and the interest accretion required under ASC 470-20 represented an effective interest rate of 5.2% for the third quarter and year to date of both 2009 and 2008.
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
J.  Equity
A summary of the changes in equity for the periods ended October 3, 2009 and September 27, 2008 are as follows:

	The Stanley
	Works Shareowners’ Equity	Noncontrolling Interests	Total Equity
Balance January 3, 2009	$1,706.3	$18.5	$1,724.8
Comprehensive income:
Net earnings	167.6	2.2	169.8
Less: Redeemable interest reclassified to liabilities		(0.2)	(0.2)

	167.6	2.0	169.6
Currency translation adjustment and other	74.3		74.3
Cash flow hedge, net of tax	(5.1)		(5.1)
Change in pension	(4.3)		(4.3)

Total comprehensive income	232.5	2.0	234.5
Cash dividends declared — $0.97 per share	(76.9)		(76.9)
Issuance of common stock	34.8		34.8
Repurchase of common stock (24,851 shares)	(0.8)		(0.8)
Net premium paid and settlement of share repurchase option	(9.2)		(9.2)
Formation of joint venture		4.0	4.0
Stock-based compensation and other	23.9		23.9

Balance October 3, 2009	$1,910.6	$24.5	$1,935.1

Balance July 4, 2009	$1,795.7	$24.2	$1,819.9
Comprehensive income:
Net earnings	60.4	0.3	60.7
Currency translation adjustment and other	35.9		35.9
Cash flow hedge, net of tax	(0.7)		(0.7)
Change in pension	1.4		1.4

Total comprehensive income	97.0	0.3	97.3
Cash dividends declared — $0.33 per share	(26.3)		(26.3)
Issuance of common stock	27.2		27.2
Repurchase of common stock (1,507 shares)	(0.1)		(0.1)
Settlement of share repurchase option	7.2		7.2
Stock-based compensation and other	9.9		9.9

Balance October 3, 2009	$1,910.6	$24.5	$1,935.1

	The Stanley
	Works Shareowners’ Equity	Noncontrolling Interests	Total Equity
Balance December 29, 2007	$1,754.0	$18.2	$1,772.2
Comprehensive income:
Net earnings	307.6	1.2	308.8
Less: Redeemable interest reclassified to liabilities		(0.3)	(0.3)

	307.6	0.9	308.5
Currency translation adjustment and other	(40.2)		(40.2)
Cash flow hedge, net of tax	11.4		11.4
Change in pension	0.3		0.3

Total comprehensive income	279.1	0.9	280.0
Cash dividends declared — $0.94 per share	(73.8)		(73.8)
Cash dividends declared to noncontrolling interests		(0.4)	(0.4)
Issuance of common stock	14.2		14.2
Repurchase of common stock (2,212,245 shares)	(102.3)		(102.3)
Stock-based compensation and other	21.5		21.5

Balance September 27, 2008	$1,892.7	$18.7	$1,911.4

Balance June 28, 2008	$1,814.7	$18.7	$1,833.4
Comprehensive income:
Net earnings	163.0	0.6	163.6
Less: Redeemable interest reclassified to liabilities		(0.2)	(0.2)

	163.0	0.4	163.4
Currency translation adjustment and other	(85.0)		(85.0)
Cash flow hedge, net of tax	9.2		9.2
Change in pension	3.0		3.0

Total comprehensive income	90.2	0.4	90.6
Cash dividends declared — $0.32 per share	(25.2)		(25.2)
Cash dividends declared to noncontrolling interests		(0.4)	(0.4)
Issuance of common stock	6.6		6.6
Repurchase of common stock (564 shares)	—		—
Stock-based compensation and other	6.4		6.4

Balance September 27, 2008	$1,892.7	$18.7	$1,911.4

K.  Commitments and Contingencies
The Company is involved in various legal proceedings relating to environmental issues, employment, product liability and workers’ compensation claims and other matters. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company’s operations or financial condition taken as a whole.
The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of October 3, 2009 and January 3, 2009, the Company had reserves of $30.0 million and $28.8 million, respectively, primarily for remediation activities associated with company-owned properties as well as for Superfund sites. The range of environmental remediation costs that is reasonably possible is $16.2 million to $51.7 million, which is subject to change in the near term.

L. Guarantees
The Company’s financial guarantees at October 3, 2009 are as follows (in millions):

		Maximum	Liability
		Potential	Carrying
	Term	Payment	Amount
Guarantees on the residual values of leased properties	One to five years	$44.3	$—
Standby letters of credit	Generally one year	35.1	—
Commercial customer financing arrangements	Up to six years	18.3	15.5
Guarantee on the external Employee Stock Ownership Plan (“ESOP”) borrowings	Through 2009	0.4	0.4

		$98.1	$15.9

The Company has guaranteed a portion of the residual value arising from its synthetic lease and U.S. master personal property lease programs. The lease guarantees aggregate $44.3 million while the fair value of the underlying assets is estimated at $51.9 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any material future loss associated with these lease guarantees. The Company has issued $35.1 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs. The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors for their initial purchase of the inventory and truck necessary to function as a distributor. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors. The gross amount guaranteed in these arrangements is $18.3 million and the $15.5 million carrying value of the guarantees issued is recorded in debt and other liabilities as appropriate in the consolidated balance sheet.
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
The changes in the carrying amount of product and service warranties for the nine months ended October 3, 2009 and September 27, 2008 are as follows (in millions):

	2009	2008
Balance, beginning of period	$65.6	$63.7
Warranties and guarantees issued	13.5	16.7
Warranty payments	(15.6)	(17.2)
Currency and other	4.4	1.7

Balance, end of period	$67.9	$64.9

M. Net Periodic Benefit Cost — Defined Benefit Plans
Following are the components of net periodic benefit cost for the three and nine month periods ended October 3, 2009 and September 27, 2008 (in millions):

	Third Quarter
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2009	2008	2009	2008	2009	2008
Service cost	$0.4	$0.7	$1.1	$0.9	$0.1	$0.2
Interest cost	2.4	2.4	3.4	3.2	0.2	0.2
Expected return on plan assets	(1.7)	(2.6)	(3.9)	(3.8)	—	—
Amortization of transition liability	—	—	0.1	—	—	—
Amortization of prior service cost/(credit)	0.3	0.3	—	—	—	(0.1)
Amortization of net loss (gain)	0.7	0.1	0.6	0.6	(0.1)	(0.1)
Curtailment gain	—	—	(1.4)	(0.2)	—	—

	Third Quarter
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2009	2008	2009	2008	2009	2008
Net periodic benefit cost	$2.1	$0.9	$(0.1)	$0.7	$0.2	$0.2

	Year to Date
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2009	2008	2009	2008	2009	2008
Service cost	$1.9	$2.0	$2.8	$3.4	$0.6	$0.8
Interest cost	7.4	7.3	9.8	11.3	0.9	1.0
Expected return on plan assets	(5.0)	(7.7)	(11.0)	(13.9)	—	—
Amortization of transition liability	—	—	0.1	0.1	—	—
Amortization of prior service cost/(credit)	0.9	1.0	—	0.1	(0.1)	(0.2)
Amortization of net loss (gain)	2.2	0.1	1.8	2.8	(0.1)	(0.2)
Curtailment (gain) loss	0.5	—	(1.4)	0.9	—	—

Net periodic benefit cost	$7.9	$2.7	$2.1	$4.7	$1.3	$1.4

N. Fair Value Measurements
ASC 820-10 defines, establishes a consistent framework for measuring, and expands disclosure requirements about fair value. ASC 820-10 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:
Level 1 — Quoted prices for identical instruments in active markets.
Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs and significant value drivers are observable.
Level 3 — Instruments that are valued using unobservable inputs.
The Company holds various derivative financial instruments that are employed to manage risks, including foreign currency and interest rate exposures. These financial instruments are carried at fair value and are included within the scope of ASC 820-10. The Company determines the fair value of derivatives through the use of matrix or model pricing, which utilizes verifiable inputs such as market interest and currency rates. When determining the fair value of these financial instruments for which Level 1 evidence does not exist, the Company considers various factors including the following: exchange or market price quotations of similar instruments, time value and volatility factors, the Company’s own credit rating and the credit rating of the counter-party.
The following table presents the fair value and the hierarchy levels, for financial assets and liabilities that are measured at fair value on a recurring basis (in millions):

	Total Carrying
	Value	Level 1	Level 2	Level 3
October 3, 2009:
Derivative assets	$28.1	$—	$28.1	$—
Derivatives liabilities	$99.6	$—	$99.6	$—
January 3, 2009:
Derivative assets	$31.8	$—	$31.8	$—
Derivatives liabilities	$84.2	$—	$84.2	$—
The following table presents the fair value and the hierarchy levels, for assets and liabilities that were measured at fair value on a non-recurring basis during 2009 (in millions):

					Total Gains (Losses)
	Carrying Value Period Ended
	October 3, 2009	Level 1	Level 2	Level 3	Third Quarter	Year to Date
Long-lived assets held and used	$3.9	$—	$—	$3.9	$(0.2)	$(1.2)

In accordance with the provisions of ASC 360-10, “Impairment of Long-Lived Assets — Overall” (“ASC 360-10”) (SFAS No. 144), long-lived assets with a carrying amount of $5.1 million were written down to a $3.9 million fair value during the nine months ended October 3, 2009. This was a result of restructuring related asset impairments more fully described in Note F Restructuring and Asset Impairments. Fair value for these impaired production assets was based on the present value of discounted cash flows. This included an estimate for future cash flows as production activities are phased out as well as auction values (prices for similar assets) for assets where use has been discontinued or future cash flows are minimal.
A summary of the Company’s financial instruments carrying and fair values at October 3, 2009 and January 3, 2009 follows. Refer to Note G Derivative Financial Instruments for more details regarding derivative financial instruments, and Note I Long-Term Debt and Financing Arrangements for more information regarding carrying values of the long-term debt shown below.

	2009		2008
	Carrying	Fair	Carrying	Fair
(In millions), (asset)/liability	Value	Value	Value	Value
Long-term debt, including current portion	$1,295.3	$1,231.6	$1,397.7	$1,106.5
Derivative assets	$(28.1)	$(28.1)	$(31.8)	$(31.8)
Derivative liabilities	$99.6	$99.6	$84.2	$84.2
The fair values of long-term debt instruments are estimated using a discounted cash flow analysis, based on the Company’s marginal borrowing rates. The fair values of foreign currency and interest rate swap agreements, comprising the derivative assets and liabilities in the table above, are based on current settlement values.
O. Discontinued Operations
During the third quarter of 2008, the Company sold its CST/berger laser leveling and measuring business to Robert Bosch Tool Corporation, for $195.6 million in cash and cumulatively has recognized an $80.0 million after-tax gain as a result of the sale. The Company sold three other smaller businesses during 2008 for total cash proceeds of $7.9 million and a total cumulative after-tax loss of $1.5 million. The net loss from discontinued operations in the third quarter and year to date 2009 primarily related to the wind-down of one small divestiture and purchase price adjustments for CST/berger and other small businesses divested in 2008. Discontinued operations in the third quarter and first nine months of 2008 reflect the gain recognized on the sale of CST/berger and one small business, as well as the operating results of the businesses prior to divestiture. The divestitures of these businesses were made pursuant to the Company’s growth strategy which entails a reduction of risk associated with certain large customer concentrations and reallocation of capital resources to increase shareowner value.
CST/berger, which was formerly in the Company’s CDIY segment, manufactures and distributes surveying accessories as well as building and construction instruments primarily in the Americas and Europe. Two of the small businesses that were sold were part of the Security segment, while the third minor business was part of the Industrial segment.
In accordance with the provisions of ASC 360-10 the results of operations of CST/berger and the three small businesses have been reported as discontinued operations. The operating results of the four divested businesses are summarized as follows (in millions):

	Third Quarter		Year to Date
	2009	2008	2009	2008
Net sales	$—	$7.9	$—	$59.8
Pretax (loss)/earnings	(2.3)	130.1	(5.8)	138.6
Income taxes (benefit)	(0.9)	44.2	(2.5)	46.4

Net (loss)/earnings from discontinued operations	$(1.4)	$85.9	$(3.3)	$92.2

There were no assets or liabilities classified as held for sale in the Consolidated Balance Sheets at October 3, 2009 and January 3, 2009.
Note P. Subsequent Events
On November 2, 2009 the Company announced that it has entered into a definitive merger agreement with The Black & Decker Corporation (“Black & Decker”) in an all-stock transaction. Under the terms of the agreement, which has been approved by the Boards of Directors of the Company and Black & Decker, each outstanding share of Black & Decker will be converted into the right to receive 1.275 shares of the Company’s common stock. Upon closing it is expected that the Company’s shareholders will own approximately 50.5% of the equity of the combined company and Black & Decker shareholders will own approximately 49.5%. The Company expects the transaction, which is subject to, among other things, the approval of the merger by Black & Decker’s shareholders, approval of the issuance of the Company’s common stock and certain amendments to the Company’s certificate of incorporation by the Company’s shareholders, as well as customary regulatory approvals and closing conditions, to close in the first half of 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains statements reflecting the Company’s views about its future performance that constitute “forward — looking statements” under the Private Securities Litigation Act of 1995. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements Please read the information under the caption entitled “Cautionary Statement Under The Private Securities Litigation Reform Act Of 1995.”
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
Over the past several years, the Company has generated strong free cash flow and received substantial proceeds from divestitures that enabled a transformation of the business portfolio. Beginning with the first significant security acquisitions in 2002, Stanley has consummated $2.8 billion in acquisitions and pursued a diversification strategy to enable profitable growth. The strategy involves industry, geographic and customer diversification, as exemplified by the expansion of security solution product offerings and the growing proportion of sales outside the U.S. Sales outside the U.S. represented 42% of the total in the first nine months of 2009, up from 29% in 2002. The reallocation of capital to higher growth businesses and related diversification of the revenue base helped position Stanley to weather the current challenging economic times. In the near term, management will concentrate primarily on debt reduction, driving operating efficiencies through the Stanley Fulfillment System disciplines, and the integration of acquisitions to achieve further synergies. Management continues to monitor markets for attractive acquisition targets. In the medium term the Company intends to pursue further growth opportunities in security solutions, industrial tools, healthcare markets and emerging markets while maintaining focus on the valuable branded tools and storage businesses. Refer to the “Business Overview” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009 for additional strategic discussion.
2009 Outlook
This outlook discussion is intended to provide broad insight into the Company’s near term earnings prospects to clarify current year results will be lower than in prior periods, and not to discuss all factors affecting such projections.
The global economic downturn deepened during the first nine months of the year as evidenced by a 21% decline in organic sales unit volumes versus the prior year. Management elected to implement further cost reduction plans in March and July of 2009 as projections indicate full year sales unit volume declines are likely to be between 18-20%. Smaller volume declines are expected in the fourth quarter as the prior year comparison is easier and customer inventory corrections in the Industrial segment subside.
The cost reduction plan initiated in the first quarter of 2009 is expected to generate annual savings of $100 million, an estimated $45 million of which will be realized in 2009. The Company is reinvesting approximately $20 million in current year savings to fund investments in brand development and Security segment organic growth initiatives including expansion of the sales force. The brand development entails expanded advertising in ten major league U.S. baseball stadiums as well as NASCAR racing sponsorships. In July 2009, management announced an additional $50 million in annualized cost saving measures which were taken in further response to sales volume declines, comprised of discretionary spending cuts as well as headcount reductions primarily in general and administrative functions. The July 2009 actions will generate an estimated $25 million of savings in 2009. The 2009 cost actions combined with those taken in 2008 are expected to provide a total diluted earnings per share benefit of approximately $2.25 in 2009. The 2008 restructuring actions reflect necessary cost cutting to align with lower sales and are supplemented by the 2009 actions which are also designed to improve the effectiveness of the organization as well as promote efficiency. As reported in the first quarter, the fastening systems business is undergoing consolidation with the consumer tools and storage (“CT&S”) business. These CDIY segment businesses have significant channel and customer overlap so the combination is leveraging resources and enabling more efficient operations. This integration of fastening systems into CT&S is progressing well, exceeding targets, and contributed positively to the overall CDIY segment profit rate in the third quarter. Pre-tax restructuring and related charges for the above mentioned programs are projected to total $40 — $45 million in 2009, of which approximately one third will be incurred in the fourth quarter.
The diluted per share carryover savings from the cost reduction programs is estimated at $1.00 in 2010. This will be partially offset by certain cost pressures. Management believes the cost reduction and other strategic actions taken position Stanley well to deliver favorable operating leverage when modest economic growth resumes.
Subsequent Event
On November 2, 2009 the Company announced that it has entered into a definitive merger agreement with The Black & Decker Corporation (“Black & Decker”) in an all-stock transaction. Under the terms of the agreement, which has been approved by the Boards of Directors of the Company and Black & Decker, each outstanding share of Black & Decker will be converted into the right to receive 1.275 shares of the Company’s common stock. Upon closing it is expected that the Company’s shareholders will own approximately 50.5% of the equity of the combined company and Black and Decker shareholders will own approximately 49.5%. The Company expects the transaction, which is subject to, among other things, the approval of the merger by Black & Decker’s shareholders, the approval of the issuance of the Company’s common stock and certain amendments to the Company’s certificate of incorporation by the Company’s shareholders, as well as customary regulatory approvals and closing conditions, to close in the first half of 2010.
In light of the execution of the above agreement, management estimates that full year diluted earnings per share from continuing operations will be in the range of $2.61 to $2.71, updated from previous guidance of $2.84 to $2.94 to reflect approximately $18 million of transaction costs to be expensed in the fourth quarter of 2009.
RESULTS OF OPERATIONS
Below is a summary of consolidated operating results for the three and nine months ended October 3, 2009, followed by an overview of performance by business segment. The terms “organic” and “core” are utilized to describe results aside from the impact of acquisitions during their initial 12 months of ownership. This ensures appropriate comparability to operating results in the prior period.
Net Sales: Net sales from continuing operations were $936 million in the third quarter of 2009 as compared to $1.118 billion in the third quarter of 2008, representing a decrease of $182 million or 16%. Acquisitions, primarily Générale de Protection (“GdP”) in the Security segment, contributed a 4% increase in net sales. Organic sales unit volume declined 20% and unfavorable foreign currency translation in all regions reduced sales by 2%, which was partially offset by 2% of favorable customer pricing. All major regions continued to experience unit volume declines amid continued weak global economic conditions. Unit volume decreased 19% in the Americas, 23% in Europe and 15% in the Australia / Asia region. The Industrial segment had the most significant decline of the three segments with a 31% drop in sales unit volume which was exacerbated by inventory corrections throughout the supply chain. The CDIY segment unit volume sales declined 23% as the fastening systems and consumer tools and storage businesses were impacted by the contraction in construction markets around the world. The Security segment continued to perform relatively better with an organic sales unit volume decrease of 8%, reflecting reduced equipment installations partially offset by growth in recurring (monitoring and service) revenues.
Year to date net sales from continuing operations were $2.768 billion in 2009, a $573 million or 17% decrease from the first nine months of 2008. Acquisitions provided nearly 6% of sales growth, attributable mainly to Sonitrol (acquired in July 2008) and GdP (acquired in October 2008). Foreign currency translation reduced sales by 4%, which was partially offset by a 2% pricing increase, while volume decreased 21% compared to the prior year. The organic sales unit volume decline was 19% in the first quarter of 2009, deteriorated to 24% in the second quarter and improved sequentially in the third quarter to 20% with the sharpest declines occurring in Europe and the Industrial segment, which were adversely impacted by customer inventory corrections. Management is encouraged by modest sequential growth of revenues in the third quarter of 2009, up versus the second quarter this year, and observed mild stabilization in certain end markets particularly within CDIY. Macro-economic data indicate some stabilization. In particular, it appears U.S. housing starts have bottomed out, and consumer confidence is improving in both the U.S. and Europe in comparison to the second quarter.

Additionally, industrial production is showing positive growth. The Company’s businesses tend to lag these macro indicators and management expects positive effects on sales, assuming the trends continue, in early 2010.
Gross Profit: Gross profit from continuing operations was $386 million, or 41.3% of net sales, in the third quarter of 2009, compared to $431 million, or 38.6% of net sales, in the prior year. The lower gross profit amount stems from the previously discussed widespread sales volume decline, and to a small extent unfavorable foreign currency translation. The 41.3% gross margin rate represents a record high for the Company. Acquisitions, primarily GdP, generated $20 million in gross profit and contributed modestly to the strong gross margin rate expansion. The 270 basis point improvement in the gross margin rate was further enabled by customer pricing, continued execution of productivity projects and improved sales mix due to the relatively stable performance in the Security segment. The margin rate performance in Security was also aided by an increase in recurring revenues relative to lower margin equipment sales. Additionally, the cost actions taken throughout the company to adjust to soft demand helped cushion margin rate pressure. The favorable effects of commodity cost deflation were largely offset by under-absorption associated with lower production volumes.
On a year to date basis, gross profit from continuing operations was $1.114 billion, or 40.3% of net sales, in 2009, compared to $1.279 billion, or 38.3% of net sales, for the corresponding 2008 period. Acquisitions, primarily Sonitrol and GdP, generated $99 million of gross profit and contributed substantially to the year to date gross margin rate expansion. The other factors affecting the year to date performance are primarily the same as those discussed pertaining to the third quarter.
SG&A expenses: Selling, general and administrative expense (“SG&A”) from continuing operations, inclusive of the provision for doubtful accounts, was $251 million, or 26.9% of net sales, in the third quarter of 2009, compared to $275 million, or 24.6% of net sales, in the prior year. Acquisitions contributed $16 million of incremental SG&A as core SG&A declined approximately $40 million, or 14%, from the prior year due to cost actions taken to realign expenses with lower sales volumes. The Company implemented headcount reductions and various cost containment actions such as temporarily suspending certain U.S. retirement benefits in 2009 and sharply curtailing travel and other discretionary spending. There were also reductions in variable selling and other costs as well as favorable currency translation. Partially offsetting these decreases was $5 million in spending to expand the convergent security business sales force and the major league baseball brand awareness campaign.
SG&A expense from continuing operations, inclusive of the provision for doubtful accounts, totaled $759 million, or 27.4% of sales, for the first nine months of 2009 versus $832 million, or 24.9%, in 2008. Acquisitions increased SG&A by $62 million. Aside from acquisitions, SG&A spending decreased $135 million, or 16%, from the prior year. The factors affecting year to date SG&A are consistent with those discussed previously related to the third quarter.
Interest and Other-net: Net interest expense from continuing operations in the third quarter of 2009 was $15 million compared to $21 million in the third quarter of 2008. Year to date net interest expense from continuing operations was $47 million in 2009 compared to $62 million in the first nine months of 2008. The decrease for both the three month and nine month periods pertains to lower interest rates on short-term borrowings in the current year and the repurchase of $137 million of the Company’s junior subordinated debt securities ($103 million in May, 2009 and $34 million in October, 2008). Additionally, during the first quarter of 2009 the Company entered into interest rate swaps on certain term debt which reduced the effective interest rate. These factors were partially offset by decreased interest income related to lower interest rates earned on cash holdings.
Other, net expense from continuing operations amounted to $34 million in the third quarter of 2009 versus $28 million in 2008. The higher expense in the current quarter is primarily attributable to increased intangible asset amortization expense and to a lesser extent higher environmental remediation expense. On a year to date basis, Other, net expense was $51 million in 2009 as compared with $69 million in 2008. The decrease in Other, net for the nine-month period is due to the $44 million pre-tax gain from the repurchase of $103 million junior subordinated debt securities on May 1, 2009, partially offset by the factors mentioned with respect to the third quarter.
Income Taxes: The effective income tax rate from continuing operations was 22.2% in the third quarter of this year, compared with 24.6% in the prior year’s third quarter. The lower effective tax rate in the current quarter is attributable to a decrease in the tax effect associated with the geographic distribution of earnings and reversal of certain tax reserves associated with statute of limitation expirations. The year to date effective income tax rate from continuing operations was 25.1% in 2009 versus 25.6% in 2008. The decrease in the year to date effective tax rate pertains to the same items affecting the quarterly comparison as well as a non-recurring tax planning matter in a European jurisdiction. These favorable factors impacting the year to date effective tax rate were largely offset by an increase in the tax effect applicable to the $44 million pre-tax gain on extinguishment of debt recorded in the second quarter of 2009.

Discontinued Operations: The net loss from discontinued operations amounted to $1 million in the third quarter of 2009 and $3 million year to date primarily related to the wind-down of one small divestiture and the purchase price adjustment for CST/berger and other small businesses divested in 2008. Discontinued operations provided $86 million and $92 million of net income in the third quarter and first nine months of 2008, respectively, reflecting the $84 million after-tax gain recognized on the sale of CST/berger as well as the operating results of the businesses prior to divestiture.
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
Security: Security sales increased 3% to $403 million during the third quarter of 2009 from $393 million in the corresponding 2008 period. GdP and several smaller acquisitions collectively contributed a 10% increase in sales. There was a nearly 2% unfavorable foreign currency impact primarily from Europe and Canada. Organic unit volume declines of over 7% were partially offset by 2% in favorable customer pricing. Organic sales, excluding foreign currency impact, were down in the mid-single digits compared to the prior year in both convergent security and mechanical access solutions. However, sales improved sequentially from $391 million in the second quarter of 2009. The segment was affected by commercial construction project and other capital spending delays associated with weak economic conditions, although there were some signs of easing capital spending constraints compared to the first half of 2009 particularly with national accounts. Security was aided by a relatively strong performance by the U.S. hardware business associated with a roll-out at a major North American retailer, success of new product introductions, and its consistent focus on customer service that fosters high retention. Lower organic unit volume in convergent electronic security pertained to fewer system installations especially in large project and national accounts, and to a much lesser extent in smaller, core commercial accounts which possess higher profit margins. As a result, there was a favorable mix shift in convergent security and the overall segment sales to higher margin recurring monthly service revenue (including security monitoring and maintenance) which grew organically by 5%. This improved sales mix in convergent security is partially attributable to the recent increase in the core commercial account sales force, a strategic emphasis on recurring service revenue and away from installation-only jobs, and reduced dependence on lower margin, more cyclical large construction projects.
Year to date segment sales were $1.167 billion in 2009 as compared to $1.087 billion in 2008, an increase of 7%. Acquisitions, primarily Sonitrol and GdP, generated over a 16% increase in sales. Pricing increased sales by 3%, which was more than offset by a 9% organic unit volume decline and a 3% reduction from foreign currency translation. The factors affecting the year to date sales performance are largely consistent with those described in the analysis of the third quarter, although the hardware business sales unit volume was stronger in the third quarter than in the first half.
Security segment profit totaled $84 million, or 20.8% of net sales, for the third quarter of 2009 up from $74 million, or 18.9% of net sales, in the prior year. The segment profit rate in the third quarter represents a sequential improvement from 19.0% in the second quarter of 2009 and is a record high for Security. On a year to date basis, segment profit was $229 million, or 19.6% of net sales, in 2009 compared to $193 million, or 17.8% of net sales, in the prior year. The increase in segment profit amount for the third quarter and first nine months of 2009 was primarily attributable to acquisitions, partially offset by the impact of lower organic sales volumes. The robust segment profit rate expansion in both periods was enabled by the ongoing successful integration of accretive acquisitions, the previously mentioned mix shift to higher margin recurring service revenues, the benefits of customer pricing and proactive cost actions.
Industrial: Industrial sales of $205 million in the third quarter of 2009 decreased 31% from $298 million in the prior year. Unfavorable foreign currency translation, primarily European, reduced sales by over 1%, which was offset by 1% of favorable pricing.

Unit volumes fell 31% due to ongoing weakness in the U.S. and Europe where unit volume declined 34% and 29%, respectively. The decrease reflects broad-based reduced end market demand stemming from recessionary economic conditions and continued customer inventory corrections throughout the supply chain. Industrial channels continued to be down more severely than the automotive channels. In industrial storage, price gains and relatively stable government demand were more than offset by sharply lower volumes due to reduced capital spending within the commercial customer base.
Year to date net sales from continuing operations were $646 million in 2009, down 33% compared to $969 million in 2008. Pricing provided a 2% increase in sales. Foreign currency translation reduced sales by over 3% and organic unit volume declined 32%. The Industrial segment’s nine month performance was affected by the same factors discussed pertaining to the third quarter results. As previously mentioned, the industrial production economic statistics show signs of improvement which, along with the abatement of customer inventory liquidations, is expected to enable some sales volume recovery by the first quarter of next year.
Industrial segment profit was $19 million, or 9.2% of net sales, for the third quarter of 2009, compared with $40 million, or 13.5% of net sales, in 2008. Year to date segment profit for the Industrial segment was $63 million, or 9.7% of net sales, for 2009, versus $133 million, or 13.7% of net sales, in 2008. Segment profit contracted substantially in both periods relative to the prior year due to sales volume pressure. The segment profit rate was relatively consistent sequentially with the second quarter of 2009. Customer price recovery helped offset negative productivity stemming from low sales volumes. European cost savings from headcount reduction actions take longer to achieve due to the country-specific works council process but these actions will help alleviate profit pressure as they are executed over the next several months. Consequently, management believes the segment profit rate likely represents a trough and should recover to some extent in the fourth quarter.
Construction & Do-It-Yourself (“CDIY”): CDIY sales were $328 million in the third quarter of 2009, down 23% from $427 million in the prior year. Foreign currency translation negatively impacted sales by over 2% which was largely offset by 2% of favorable customer pricing. Segment unit volumes dropped 23% overall, comprised of 24% in the Americas, 21% in Europe and 19% in Asia amid the global economic downturn and sharply lower construction activity. The sales volume declines were more pronounced in the fastening systems business, which has higher commercial construction and industrial channel content, than in the consumer tools and storage business. Overall, net sales were up slightly sequentially from the second quarter of 2009. Point of sale data at key customers is steady and inventories at these customers are currently stable.
Year to date net sales from continuing operations were $955 million in 2009 as compared to $1.284 billion in 2008, a decrease of 26%. Unfavorable foreign currency translation across all regions totaled 5% and was partially offset by a 3% pricing increase. Sales unit volume declined 24% with the reductions fairly consistent geographically. The matters affecting the CDIY segment nine month sales performance are the same as those discussed previously pertaining to the third quarter results.
Segment profit was $48 million, or 14.8% of net sales, for the third quarter of 2009, compared to $54 million, or 12.7% of net sales, in the prior year. The $6 million lower segment profit amount is attributable to the sales volume declines, offset to a large extent by productivity projects as well as cost actions to align with the lower sales. While the segment profit rate represents a 210 basis point increase from the third quarter of 2008, it also continues a significant sequential improvement from a trough of 6.4% in the fourth quarter of 2008, to 9.5% in the first quarter of 2009 and 11.3% in the second quarter of 2009. This segment profit rate expansion was primarily enabled by the ongoing successful integration of the fastening systems business into consumer tools and storage that was announced in the first quarter of 2009, along with a sales mix shift to higher margin hand tools sales. The segment profit rate was further aided by productivity projects and the effects from cost actions taken. On a year to date basis, segment profit was $114 million, or 11.9% of net sales, compared to $167 million, or 13.0% of net sales, in 2008 reflecting the same factors discussed pertaining to the third quarter.
Restructuring and Asset Impairments
At October 3, 2009, the Company’s restructuring reserve balance was $58.4 million. The Company expects to execute substantially all actions in 2009, although severance and certain other payments will continue to some extent into 2010. A summary of the restructuring reserve activity from January 3, 2009 to October 3, 2009 is as follows (in millions):

			Net
		Acquisition	Additions/
	1/3/09	Accrual	(Reversals)	Usage	Currency	10/3/09
Acquisitions
Severance and related costs	$10.8	$(0.6)	$—	$(3.4)	$0.3	$7.1
Facility closure	1.8	1.7	—	(0.7)	—	2.8

Subtotal acquisitions	12.6	1.1	—	(4.1)	0.3	9.9

2009 Actions
Severance and related costs	—	—	29.1	(9.7)	1.0	20.4
Asset impairments	—	—	1.2	(1.2)	—	—
Facility closure	—	—	1.5	(1.5)	—	—
Other	—	—	0.4	(0.2)	—	0.2

Subtotal 2009 actions	—	—	32.2	(12.6)	1.0	20.6

Pre-2009 Actions
Severance and related costs	54.1	—	(6.8)	(20.7)	1.2	27.8
Other	1.2	—	0.2	(1.3)	—	0.1

Subtotal Pre-2009 actions	55.3	—	(6.6)	(22.0)	1.2	27.9

Total	$67.9	$1.1	$25.6	$(38.7)	$2.5	$58.4

2009 Actions: In response to further sales volume declines associated with the economic recession, the Company initiated various cost reduction programs in the first nine months of 2009. Severance charges of $29.1 million were recorded relating to the reduction of approximately 1,100 employees. In addition, $1.2 million in charges were recognized for asset impairments primarily as a result of the decision to close several small distribution centers. Facility closure costs totaled $1.5 million. Also, $0.4 million in other charges stemmed mainly from the termination of service contracts. Of the $32.2 million recognized for these actions, $12.6 million has been utilized to date, with $20.6 million of reserves remaining as of October 3, 2009. Of the charges recognized in the first nine months of 2009: $9.0 million pertains to the Security segment; $10.8 million to the Industrial segment; $11.8 million to the CDIY segment; and $0.6 million to non-operating entities. For the three months ended October 3, 2009, severance charges of $6.1 million were recorded related to the reduction of approximately 200 employees, $0.2 million in charges were recognized for asset impairments, $0.8 million of facility closure costs were incurred, and $0.4 million of other charges were recorded related to the termination of service contracts.
Pre-2009 Actions: During 2008, the Company initiated cost reduction actions in order to maintain its cost competitiveness. A large portion of these actions were initiated in the fourth quarter as the Company responded to deteriorating macro-economic conditions and slowing global demand, primarily in its CDIY and Industrial segments. Severance charges of $70.0 million were recorded relating to the reduction of approximately 2,700 employees. In addition, $13.6 million in charges were recognized related to asset impairments for production assets and real estate, and $0.7 million for facility closure costs. Also, $1.2 million in other charges stemmed from the termination of service contracts. Of the $85.5 million in full year 2008 restructuring and asset impairment charges, $13.8 million, $29.7 million, $35.6 million, and $6.4 million pertained to the Security, Industrial, and CDIY segments, and non-operating entities, respectively. During 2007, the Company also initiated $11.8 million of cost reduction actions in various businesses entailing severance for 525 employees and the exit of a leased facility.
As of January 3, 2009, the reserve balance related to these prior actions totaled $55.3 million of which $22.0 million was utilized in the first nine months of 2009. In addition, $6.8 million of severance-related costs accrued in the fourth quarter of 2008 were reversed in 2009 due largely to a reduction in the number of employee terminations pertaining to recent changes in regional European labor statutes. The remaining reserve balance of $27.9 million predominantly relates to actions in Europe and is expected to be utilized throughout the fourth quarter of 2009 and into 2010.
Acquisition Related: During the first nine months of 2009, $2.7 million of reserves were established for acquisitions consummated in the latter half of 2008 primarily related to the consolidation of security monitoring call centers. Of this amount, $1.0 million was for the severance of approximately 90 employees and $1.7 million related to the closure of a branch facility, primarily from remaining lease obligations. In the first nine months of 2009, $1.6 million of severance reserves previously established in purchase accounting that are no longer needed were reversed to goodwill. The Company utilized $4.1 million of the restructuring reserves during the first nine months of 2009 established for previous acquisitions. As of October 3, 2009, $9.9 million in acquisition-related accruals remain. Those accruals are expected to be utilized in 2010.

FINANCIAL CONDITION
Liquidity, Sources and Uses of Capital:
Operating and Investing Activities: Cash flow from operations was $176 million in the third quarter of 2009 compared to $132 million in 2008. The increase primarily pertains to the payment of $34 million of taxes on the CST/berger divestiture gain in the prior year and strong working capital performance in the current quarter, partially offset by lower earnings in 2009. Working capital turns increased to 5.2 in the third quarter from 4.8 in the prior year, despite the challenges from lower sales, due to the disciplines and effective process controls of the Stanley Fulfillment System. Working capital provided $32 million of cash inflows in the quarter, a $4 million improvement over the prior year, mainly attributable to tight management of inventory. Other operating cash inflows were $30 million in the third quarter of 2009 as compared with $22 million of cash outflows in the prior year. This fluctuation relates to the previously mentioned prior year payment of CST/berger taxes and the routine cash settlement of derivatives.
Year to date cash flow from operations was $248 million, compared with $323 million in the prior year. The $75 million decline in year to date operating cash flows is due primarily to lower net earnings and current year reductions in accrued expenses associated with reduced spending due to various cost actions. These factors were partially offset by favorable working capital performance which contributed $17 million of year to date cash inflows. Other operating cash outflows were $88 million in 2009 compared to a $23 million outflow in the prior year. The change in other operating cash outflows is mainly attributable to the $27 million net gain on debt extinguishment from the second quarter of 2009 (this has no impact on total operating cash flow) along with higher restructuring payments in 2009 than in the comparable 2008 period. Refer to the “2009 Outlook” discussion in the Business Overview section of this MD&A for a review of restructuring and cost actions taken to improve profitability and cash flows.
Capital and software expenditures were $18 million in the third quarter of 2009, down approximately $10 million versus 2008. On a year to date basis capital and software expenditures were $65 million and $82 million in 2009 and 2008, respectively. The decrease primarily relates to lower software spending. The Company will continue to make capital investments that are necessary to drive productivity and cost structure improvements while ensuring that such investments provide a rapid return on capital employed.
Free cash flow, as defined in the following table, was $158 million in the third quarter of 2009 compared to $103 million in the corresponding 2008 period. The Company believes free cash flow is an important measure of its liquidity, as well as its ability to fund future growth and provide a dividend to shareowners. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items. Free cash flow is expected to exceed $300 million for the year 2009 which is more than sufficient to cover operating and other requirements.

(Millions of Dollars)	2009	2008
Cash provided by operating activities	$176	$132
Less: capital expenditures	(18)	(29)

Free cash flow	$158	$103

In the prior year, the Company had third quarter and year to date cash flows from sales of businesses amounting to $197 million and $200 million, respectively, which predominantly arose from the divestiture of CST/berger in the third quarter of 2008. Cash outflows for acquisitions amounted to $14 million in the third quarter of 2009, and $20 million on a year to date basis for four small businesses acquired mainly in the Security segment. In the prior year, acquisition spending totaled $336 million in the third quarter and $363 million year to date for the Sonitrol and Xmark acquisitions, along with five other small businesses, all within the Security segment.
Financing Activities: In July 2009, the Company announced the quarterly dividend rate increased 3% to $0.33 per common share. This represents the 42nd consecutive year of dividend increases.
As described more fully in Note H Equity Option, the Company paid a $16 million premium in the first quarter of 2009 for options to repurchase 3 million shares of its common stock at a strike price averaging $31.19. These options have a cap on the appreciation at an average of $45.97 per share and expire in March 2010. During the third quarter of 2009, the Company and a counter-party agreed to terminate approximately 887,000 of the options resulting in cash proceeds of $7.2 million.
The prior year reflects year to date stock repurchases of 2.2 million shares for $102 million. Year to date proceeds from the issuance of common stock amounted to $35 million in 2009 and $17 million in 2008, primarily related to higher stock option exercises.

Net payments on short-term borrowings amounted to cash outflows of $105 million in the third quarter of 2009 compared to $32 million of outflows in 2008. Year to date payments on short-term borrowings were $58 million in the current year compared to $141 million of inflows in the prior year. The net proceeds in the prior year were primarily utilized to fund repurchases of common stock.
During the second quarter of 2009, the Company repurchased $103 million of its junior subordinated debt securities for $59 million in cash.
The Company has $200 million in term debt maturing on March 15, 2010. The Company intends to initially repay this debt with short-term borrowings. These short-term borrowings will be repaid in May, 2010 using a portion of the cash proceeds to be received from the Equity Purchase Contracts, pursuant to which investors are obligated to purchase $320 million in shares of the Company’s common stock at the higher of approximately $54.45 per share or the current market price at that time. The Equity Purchase Contracts are more fully described in Note I Long-Term Debt and Financing Arrangements, of the Company’s 2008 Annual Report of Form 10-K.
During the first quarter of 2009, Fitch Ratings affirmed the Company’s long and short-term debt ratings at A and F1, respectively, and kept the outlook as stable. After placing the ratings under review in January, on April 16 Moody’s Investor Services downgraded the Company’s senior unsecured debt rating by one “notch” from A2 to A3 and short-term debt rating term from P-1 to P-2 while maintaining the stable outlook. The Company’s debt ratings and outlook remain unchanged by Standard & Poors with a senior unsecured debt rating of A, short-term rating of A-1, and stable outlook. As detailed in the Liquidity and Financial Condition section of the Company’s 2008 Annual Report on Form 10-K, the Company has adequate liquidity with various credit lines.
OTHER MATTERS
Critical Accounting Estimates:
GOODWILL AND INTANGIBLE ASSETS: The Company acquires businesses in purchase transactions that result in the recognition of goodwill and other intangible assets. The determination of the value of intangible assets requires management to make estimates and assumptions. In accordance with Accounting Standards Codification (“ASC”) 350-20 or SFAS No. 142, “Goodwill and Other Intangible Assets” acquired goodwill and indefinite-lived intangible assets are not amortized but are subject to impairment testing at least annually and when an event occurs or circumstances change that indicate it is more likely than not an impairment exists. Other intangible assets are amortized and are tested for impairment when appropriate. The Company completed acquisitions in the first nine months of 2009 and the full year 2008 valued at $20 million and $577 million respectively. The assets and liabilities of acquired businesses are recorded at fair value at the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. The Company reported $1.8 billion of goodwill and $309 million of indefinite-lived trade names at October 3, 2009.
In accordance with ASC 350-20, management tests goodwill for impairment at the reporting unit level. A reporting unit is a reportable operating segment as defined in ASC 280-10 or SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” or one level below a reportable operating segment (component level) as determined by the availability of discrete financial information that is regularly reviewed by operating segment management or an aggregate of component levels of a reportable operating segment having similar economic characteristics. The Company has seven reporting units. If the carrying value of a reporting unit (including the value of goodwill) is greater than its fair value, an impairment may exist. An impairment charge would be recorded to the extent that the recorded value of goodwill exceeded the implied fair value.
The Company assesses the fair value of its reporting units based on a discounted cash flow valuation model. The key assumptions used are discount rates and perpetual growth rates applied to cash flow projections. Also inherent in the discounted cash flow valuation are near-term revenue growth rates over the next five years. These assumptions contemplate business, market and overall economic conditions. The fair value of indefinite-lived trade names is also assessed using a discounted cash flow valuation model. The key assumptions used include discount rates, royalty rates, and perpetual growth rates applied to the projected sales.
As required by the Company’s policy, goodwill and indefinite-lived trade names were tested for impairment in the third quarter of 2009. Based on this testing, the Company determined that the fair value of its reporting units and indefinite-lived trade names exceeded their carrying values. During the fourth quarter of 2008, as a result of deteriorating global economic conditions and an associated decline in the expected profitability of the Company as compared with earlier projections and historical operating results, management reviewed goodwill to determine if an impairment had more likely than not occurred. Additional consideration was given to the convergent security solutions reporting unit (part of the Security segment) as well as the fastening systems reporting unit (part of the CDIY segment) which had carrying values at year end 2008 of $1.3 billion and $170 million, respectively. The convergent security business was reviewed due to its $840 million goodwill balance at year end 2008, as a result of recent acquisitions, and fastening systems, which had an $84 million goodwill balance, because of its sales decline and the fact that, at that time, profit margins were below the Company’s expectations. The fair values of convergent security solutions and fastening systems at year end 2008 were estimated to be at least 25% and 50% higher than their carrying values, respectively. Therefore management concluded it was not “more likely than not” that an impairment had occurred. Moreover, management, based on its best estimates and analysis, concluded it was not reasonably likely that an impairment would occur within the next year. Our estimates for the performance of the fastening systems reporting unit considered the restructuring and other actions that were initiated to improve the profitability and cash flows of the business. Our assessment that convergent security solutions was not reasonably likely to have an impairment in the next year contemplated the continuing high level of recurring monthly revenue from multi-year contracts, and strong long-term growth prospects of the overall industry among other factors. In light of continued weak global economic conditions in the first and second quarters of 2009, management evaluated declines in projected sales and cash flows, as applicable to our various reporting units, in the context of our sensitivity analysis and concluded they did not change our estimates of near-term revenue growth and perpetual growth rates to an extent it would become more likely than not that an impairment exists. Accordingly, in each of the interim quarters between the Company’s third quarter 2008 and third quarter 2009 annual goodwill impairment testing, management concluded it was not more likely than not that a goodwill impairment existed and also that it was not reasonably likely an impairment would occur in any reporting unit over the ensuing 12 months.
The discount rate used in testing goodwill for impairment in the third quarter of 2009 was 10.5% for all reporting units. The near-term revenue growth rates and the perpetual growth rates, which varied for each reporting unit, ranged between -1% to 9%, and 2% to 5%, respectively. The near term growth rates for convergent security solutions and fastening systems were 9% and -1%, respectively. The perpetual growth rates for convergent security solutions and fastening systems were 5% and 2%, respectively. In 2009 as compared with 2008, in consideration of market conditions, the discount rate assumption increased 100 basis points, and perpetual growth rates decreased 100 basis points in some reporting units, which had the effect of reducing the estimated fair values. Management performed sensitivity analyses on the fair values resulting from the discounted cash flows valuation utilizing more conservative assumptions that reflect reasonably likely future changes in the discount rate, perpetual and near-term revenue growth rates in all reporting units. The discount rate was increased by 100 basis points with no impairment indicated. The perpetual growth rates were decreased by 100 basis points with no impairment indicated. The near-term revenue growth rates were reduced by 150 basis points with no impairment indicated. Based upon our 2009 annual impairment testing analysis, including our consideration of reasonably likely adverse changes in assumptions described above, management believes it is not reasonably likely that an impairment will occur in any of the reporting units over the next twelve months.
Our conclusion that fastening systems is not reasonably likely to have an impairment in the next year reflects improved profitability associated with the effective execution of restructuring actions that reduced its cost structure including its ongoing integration into the consumer tools and storage business, as well as the strength of the Bostitch tradename. Convergent security solutions has benefited from synergies following its integration of recent acquisitions, including the U.S.-based Sonitrol acquisition consummated in July, 2008. The various acquisition synergies include those fostered by the closure of duplicative field offices and realization of economies of scale in performing security alarm monitoring. Our assessment that convergent security solutions is not reasonably likely to have an impairment in the next year also contemplates the continuing high level of recurring monthly revenue from multi-year contracts, the breadth of the security product offerings, and strong growth prospects of the overall industry.
In the event that our operating results in the future do not meet current expectations, management, based upon conditions at the time, would consider taking restructuring or other actions as necessary to maximize profitability. Accordingly, the above sensitivity analysis, while a useful tool, should not be used as a sole predictor of impairment. A thorough analysis of all the facts and circumstances existing at that time would need to be performed to determine if recording an impairment loss was appropriate.
There have been no other significant changes in the Company’s critical accounting estimates during 2009. Refer to the “Other Matters” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009 and the Current Report on Form 8-K filed on July 9, 2009 for a discussion of the Company’s other critical accounting estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no significant change in the Company’s exposure to market risk during the third quarter of 2009. For discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s Form 10-K for the year ended January 3, 2009.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer have concluded that, as of October 3, 2009, the Company’s disclosure controls and procedures are effective. There has been no change in the Company’s internal controls over financial reporting that occurred during the third quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CAUTIONARY STATEMENT
Under the Private Securities Litigation Reform Act of 1995
Certain statements contained in this Quarterly Report on Form 10-Q that are not historical, including, but not limited to, the statements regarding the Company’s ability to: (i) pursue further growth opportunities in security solutions, industrial tools, healthcare markets and emerging markets while maintaining focus on the valuable branded tools and storage businesses; (ii) limit full year sales unit volume declines to 18%-20%; (iii) realize annual savings of $100 million ($45 million in 2009) from the cost reduction plan initiated in the first quarter of 2009; (iv) reinvest approximately $20 million in brand development and organic growth initiatives; (v) generate $25 million in savings in 2009 as a result of additional cost saving measures taken in July 2009; (vi) achieve a total diluted earnings per share benefit of approximately $2.25 in 2009 as a result of the 2008 and 2009 cost reduction actions; (vii) continue to leverage resources and improve operational efficiency in connection with consolidating the fastening systems business into the consumer tools and storage business (viii) limit pre-tax restructuring and related charges for cost reduction actions to a range of $40-$45 million in 2009; (ix) achieve a diluted per share carryover savings from the 2008 and 2009 cost reduction actions of approximately $1.00 in 2010; (x) achieve favorable operating leverage when even modest economic growth continues; (xi) generate full year 2009 diluted earnings per share from continuing operations in the range of $2.61 - $2.71; (xii) generate some sales volume recovery in the industrial segment by the first quarter of 2010; (xiii) achieve a recovery in the profit rate of the Industrial segment in the fourth quarter of 2009; (xiv) weather the general economic recession in its CDIY segment; (xv) execute substantially all restructuring actions in 2009, although severance and certain other payments will continue to some extent in 2010; (xvi) continue to make capital investments necessary to drive productivity and cost structure improvements while ensuring that such investments provide a rapid return on capital employed; (xvii) realize free cash flow in excess of $300 million in 2009; (xviii) deploy free cash flow for debt reduction to a greater extent than in the past few years; and (xix) successfully consumate the transaction with the Black & Decker Corporation (collectively, the “Results”); are “forward looking statements” and are based on current expectations.
These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of risks, uncertainties and important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in the forward-looking statements include, without limitation, those set forth under Item 1A Risk Factors in the Company’s Annual Report on Form 10-K (together with any material changes thereto contained in subsequent filed Quarterly Reports on Form 10-Q); those contained in the Company’s other filings with the Securities and Exchange Commission; and those set forth below.
The Company’s ability to deliver the Results is dependent upon: (i) the Company’s ability to implement the cost savings measures undertaken in the first and second quarters of 2009 and other strategic actions within anticipated time frames and to limit associated costs; (ii) improvement of industrial production economic statistics along with easing of customer inventory corrections in the Industrial segment; (iii) the Company’s ability to successfully consolidate the fastening systems business into the consumer tools and storage business; (iv) the Company’s ability to limit in the near term, acquisition and share repurchase activity; (v) the Company’s ability to limit restructuring charges in 2009 to a range of $40-$45 million; (vi) the Company’s ability to limit unit volume declines to 18%-20%; (vii) the Company’s ability to successfully integrate recent acquisitions (including Sonitrol, Xmark, Scan Modul and GdP), as well as complete and integrate any future acquisitions (including The Black & Decker Corporation), while limiting associated costs; (viii) the success of the Company’s efforts to expand its tools and security businesses; (ix) the success of the Company’s efforts to build a growth platform and market leadership in convergent securities solutions; (x) the Company’s success in developing and introducing new and high quality products, growing sales in existing markets, identifying and developing new markets for its products and maintaining and building the strength of its brands; (xi) the continued acceptance of technologies used in the Company’s products, including convergent security solutions products; (xii) the Company’s ability to manage existing Sonitrol franchisee and Mac Tools distributor relationships; (xiii) the Company’s ability to minimize costs associated with any sale or discontinuance of a business or product line, including any severance, restructuring, legal or other costs; (xiv) the proceeds realized with respect to any business or product line disposals; (xv) the extent of any asset impairments with respect to any businesses or product lines that are sold or discontinued; (xvi) the success of the Company’s efforts to manage freight costs, steel and other commodity costs; (xvii) the Company’s ability to sustain or increase prices in order to, among other things, offset or mitigate the impact of steel, freight, energy, non-ferrous commodity and other commodity costs and any inflation increases; (xviii) the Company’s ability to generate free cash flow and maintain a strong debt to capital ratio, including focusing on reduction of debt as determined by management; (xix) the Company’s ability to identify and effectively execute productivity improvements and cost reductions, while minimizing any associated restructuring charges; (xx) the Company’s ability to obtain favorable settlement of routine tax audits; (xxi) the ability of the Company to generate earnings sufficient to realize future income tax benefits during periods when temporary differences become deductible; (xxii) the continued ability of the Company to access credit markets under satisfactory terms; and (xxiii) the Company’s ability to negotiate satisfactory payment terms under which the Company buys and sells goods, services, materials and products.
The Company’s ability to deliver the Results is also dependent upon: (i) the success of the Company’s marketing and sales efforts; (ii) the ability of the Company to maintain or improve production rates in the Company’s manufacturing facilities, respond to significant changes in product demand and fulfill demand for new and existing products; (iii) the Company’s ability to continue improvements in working capital; (iv) the ability to continue successfully managing and defending claims and litigation; (v) the success of the Company’s efforts to mitigate any cost increases generated by, for example, increases in the cost of energy or significant Chinese Renminbi or other currency appreciation; (vi) the geographic distribution of the Company’s earnings; (v) commitment to and success of the Stanley Fulfillment System; and (vi) approvals from the relevant regulatory agencies in connection with the Black & Decker transaction.
The Company’s ability to achieve the Results will also be affected by external factors. These external factors include: pricing pressure and other changes within competitive markets; the continued consolidation of customers particularly in consumer channels; inventory management pressures on the Company’s customers; the impact the tightened credit markets may have on the Company or its customers or suppliers; the extent to which the Company has to write off accounts receivable or assets or experiences supply chain disruptions in connection with bankruptcy filings by customers or suppliers; increasing competition; changes in laws, regulations and policies that affect the Company, including, but not limited to trade, monetary, tax and fiscal policies and laws; the timing and extent of any inflation or deflation; currency exchange fluctuations; the impact of dollar/foreign currency exchange and interest rates on the competitiveness of products and the Company’s debt program; the strength of the U.S. and European economies; the extent to which world-wide markets associated with homebuilding and remodeling continue to deteriorate; the impact of events that cause or may cause disruption in the Company’s manufacturing, distribution and sales networks such as war, terrorist activities, and political unrest; and recessionary or expansive trends in the economies of the world in which the Company operates, including, but not limited to, the extent and duration of the current recession in the U.S. economy.
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
Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended October 3, 2009:

	(a)		Total Number	Maximum Number
	Total		Of Shares	Of Shares That
	Number Of	Average Price	Purchased As	May Yet Be
	Shares	Paid Per	Part Of A Publicly	Purchased Under
2009	Purchased	Share	Announced Program	The Program
July 5 — August 8	1,507	$37.47	—	—
August 9 — September 5	—	—	—	—
September 6 — October 3	—	—	—	—

	1,507	$37.47	—	—

As of October 3, 2009, 7.8 million shares of common stock remain authorized for repurchase. The Company may repurchase shares in the open market or through privately negotiated transactions from time to time pursuant to this prior authorization to the extent management deems warranted based on a number of factors, including the level of acquisition activity, the market price of the Company’s common stock and the current financial condition of the Company.
(a) The shares of common stock in this column were deemed surrendered to the Company by participants in various of the Company’s benefit plans to satisfy the taxes related to the vesting or delivery of a combination of restricted share units and long-term incentive shares under those plans.

ITEM 6.	EXHIBITS

(2)	Agreement and Plan of Merger, dated as of November 2, 2009, among The Stanley Works, The Black & Decker Corporation and Blue Jay Acquisition Corp. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on November 3, 2009)

(10)(i)	Second Amended and Restated Employment Agreement, dated as of November 2, 2009, among The Stanley Works and John F. Lundgren. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 3, 2009)

(10)(ii)	Employment Agreement, dated as of November 2, 2009, among The Stanley Works and James M. Loree. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 3, 2009)

(10)(iii)	Executive Chairman Agreement, dated as of November 2, 2009, among The Stanley Works and Nolan D. Archibald. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 3, 2009)

(11)	Statement re computation of per share earnings (the information required to be presented in this exhibit appears in Note C to the Company’s Condensed Consolidated Financial Statements set forth in this Quarterly Report on Form 10-Q).

(31)(i)(a)	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)

(i)(b)	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)

(32)(i)	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(ii)	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE STANLEY WORKS
	By:	/s/ Donald Allan Jr.
Date: November 6, 2009		Donald Allan Jr. Vice President and Chief Financial Officer