Form 10-K
period 2010-01-02
STANLEY WORKS
filed 2010-02-22
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☑      No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
Yes ☐      No ☑
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
Yes ☐      No ☑
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
Yes ☐      No ☑
As of July 2, 2009, the aggregate market values of voting common equity held by non-affiliates of the registrant was $2,570,162,646 based on the New York Stock Exchange closing price for such shares on that date. On February 16, 2010, the registrant had 80,619,167 shares of common stock outstanding.
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
Net sales from continuing operations have increased from $2.2 billion in 2002 to a record $4.4 billion in 2008, declining to $3.7 billion in 2009 associated with the economic recession. The increase reflects execution of the Company’s profitable growth and diversification strategy. The growth in net sales from continuing operations predominantly relates to acquisitions, particularly in the Industrial and Security segments. The Company sold the CST/berger business in 2008, and the entry door and home décor businesses in 2004, along with several other small divestitures over the past few years. Results have been recast for these discontinued operations. Refer to Note E, Acquisitions, and Note T, Discontinued Operations, of the Notes to the Consolidated Financial Statements in Item 8 for a discussion of acquisitions and divestitures over the past three years. At January 2, 2010, Stanley employed approximately 16,700 people worldwide. The Company’s principal executive office is located at 1000 Stanley Drive, New Britain, Connecticut 06053 and its telephone number is (860) 225-5111.
On November 2, 2009, the Company entered into an Agreement and Plan of Merger with The Black & Decker Corporation (“Black & Decker”), a global manufacturer and marketer of quality power tools and accessories, hardware and home improvement products, and technology-based fastening systems. Under the terms of the transaction, which has been approved by the Boards of Directors of both companies, Black & Decker shareholders will receive a fixed ratio of 1.275 shares of the Company’s common stock for each share of Black & Decker common stock they own. Based on the $52.47 closing price of the Company’s common stock on January 27, 2010, the consideration to be received by Black & Decker shareholders represents $66.90 per Black & Decker share, or approximately $4.2 billion in aggregate value. Upon closing, it is expected that the Company’s shareholders will own approximately 50.5% of the equity of the combined company and Black & Decker shareholders will own approximately 49.5%. While the U.S. anti-trust review is complete, the closing of the transaction is subject to other customary closing conditions, including foreign regulatory approvals and the approval of Stanley and Black & Decker shareholders who will vote on the merger proposal in special meetings to be held on March 12, 2010. Closing of the transaction is expected to occur on March 12, 2010.
(ii) Restructuring Activities. Information regarding the Company’s restructuring activities is incorporated herein by reference to the material captioned “Restructuring Activities” in Item 7 and Note O, Restructuring and Asset Impairments, of the Notes to the Consolidated Financial Statements in Item 8.
1(b) FINANCIAL INFORMATION ABOUT SEGMENTS
Financial information regarding the Company’s business segments is incorporated herein by reference to the material captioned “Business Segment Results” in Item 7 and Note P, Business Segments and Geographic Areas, of the Notes to the Consolidated Financial Statements in Item 8.
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
Security
The Security segment is a provider of access and security solutions primarily for retailers, educational, financial and healthcare institutions, as well as commercial, governmental and industrial customers. The Company provides an extensive suite of mechanical and electronic security products and systems, and a variety of security services. These include security integration systems, software, related installation, maintenance, monitoring services, automatic doors, door closers, exit devices, healthcare storage and supply chain solutions, patient protection products, hardware (includes hinges, gate hardware, cabinet pulls, hooks, braces and shelf brackets) and locking mechanisms. Security products are sold primarily on a direct sales basis and, in certain instances, through third party distributors.

Industrial
The Industrial segment manufactures and markets: professional and automotive mechanics tools and storage systems; hydraulic tools and accessories; plumbing, heating and air conditioning tools; assembly tools and systems; and specialty tools. These products are sold to industrial customers and distributed primarily through third party distributors as well as through direct sales forces.
Professional and automotive mechanics tools and storage systems include wrenches, sockets, electronic diagnostic tools, tool boxes and high-density industrial storage and retrieval systems. Hydraulic tools and accessories include hand-held hydraulic tools and mounted hydraulic tools used by scrap yards, contractors, utilities, railroads and public works as well as mounted demolition hammers and compactors designed to work on skid steer loaders, mini-excavators, backhoes and large excavators. Plumbing, heating and air conditioning tools include pipe wrenches, pliers, press fitting tools, and tubing cutters. Assembly tools and systems include electric and pneumatic assembly tools; these are high performance precision tools, controllers and systems for tightening threaded fasteners used chiefly by vehicle manufacturers. Specialty tools are used for assembling, repairing and testing electronic equipment.
Construction & Do-It-Yourself
The Construction & Do-It-Yourself (“CDIY”) segment manufactures and markets hand tools, consumer mechanics tools, storage systems, and pneumatic tools and fasteners. These products are sold to professional end users as well as consumers, and are distributed primarily through retailers and distributors (including home centers, mass merchants, hardware stores, and retail lumber yards). Hand tools include measuring and leveling tools, planes, hammers, demolition tools, knives and blades, screwdrivers, saws, chisels and consumer tackers. Consumer mechanics tools include wrenches and sockets. Storage systems include plastic and metal tool boxes and storage units. Pneumatic tools and fasteners include nail guns, staplers, nails and staples that are used for construction, remodeling, furniture making, pallet manufacturing and other applications involving the attachment of wooden materials.
Competition
The Company competes on the basis of its reputation for product quality, its well-known brands, its commitment to customer service, strong customer relationships, the breadth of its product lines and its emphasis on product innovation.
The Company encounters active competition in all of its businesses from both larger and smaller companies that offer the same or similar products and services or that produce different products appropriate for the same uses. The Company has a large number of competitors; however, aside from a small number of competitors in the consumer hand tool and consumer hardware businesses who produce a range of products somewhat comparable to the Company’s, the majority of its competitors compete only with respect to one or more individual products or product lines in that segment. Certain large customers offer private label brands (“house brands”) that compete across a wider spectrum of the Company’s CDIY segment product offerings. The Company is one of the largest manufacturers of hand tools in the world. The Company is a significant manufacturer of pneumatic fastening tools and related fasteners for the construction, furniture and pallet industries as well as a leading manufacturer of hydraulic tools used for heavy construction, railroad, utilities and public works. The Company also believes that it is among the largest direct providers of commercial access security integration and alarm monitoring services in North America.
Customers
A substantial portion of the Company’s products are sold to home centers and mass merchants in the U.S. and Europe. A consolidation of retailers both in North America and abroad has occurred over time. While this consolidation and the domestic and international expansion of these large retailers provide the Company with opportunities for growth, the increasing size and importance of individual customers creates a certain degree of exposure to potential sales volume loss. The loss of certain of the larger home centers or mass merchants as customers could have a material adverse effect on the Company until either such customers were replaced or the Company made the necessary adjustments to compensate for the loss of business. Despite the trend toward customer consolidation, the Company has been able to maintain a diversified customer base and has decreased customer concentration risk over the past several years, as sales from continuing operations in markets outside of the home center and mass merchant distribution channels have grown at a greater rate through a combination of acquisitions and other efforts to broaden the customer base, primarily in the Security and Industrial segments. In this regard, sales to the Company’s largest customer as a percentage of total sales have decreased from 22% in 2002 to less than 6% in 2009.

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
Backlog
Due to short order cycles and rapid inventory turnover in most of the Company’s CDIY and Industrial segment businesses, backlog is generally not considered a significant indicator of future performance. At February 6, 2010, the Company had approximately $320 million in unfilled orders. All of these orders are reasonably expected to be filled within the current fiscal year. As of February 2, 2009, unfilled orders amounted to $348 million.
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
The Company has numerous trademarks that are used in its businesses worldwide. The STANLEY® and STANLEY in a Notched Rectangle® trademarks are material to all three business segments. These well-known trademarks enjoy a reputation for quality and value and are among the world’s most trusted brand names. The Company’s tagline, “Make Something Greattm” is the centerpiece of the brand strategy for all segments. The BEST®, Blick®, HSM®, National®, Sargent & Greenleaf®, S&G® Sonitrol®, Sonitrol Globe Design®, GdPtm, and Xmark® trademarks are material to the Security segment. The LaBounty®, MAC®, Mac Tools®, Proto®, Vidmartm, Facom®, Virax® and USAG® trademarks are material to the Industrial segment. In the CDIY segment, the Bostitch®, Bailey®, Powerlock®, Tape Rule Case Design (Powerlock), and FatMax® family of trademarks are material. The terms of these trademarks vary, typically, from 10 to 20 years, with most trademarks being renewable indefinitely for like terms.
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
The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of January 2, 2010, the Company had reserves of $30 million for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable.
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
Employees
At January 2, 2010, the Company had approximately 16,700 employees, nearly 8,200 of whom were employed in the U.S. Approximately 700 U.S. employees are covered by collective bargaining agreements negotiated with 19 different local labor unions who are, in turn, affiliated with approximately 6 different international labor unions. The majority of the Company’s hourly-paid and weekly-paid employees outside the U.S. are not covered by collective bargaining agreements. The Company’s labor agreements in the U.S. expire in 2010, 2011 and 2012. There have been no significant interruptions or curtailments of the Company’s operations in recent years due to labor disputes. The Company believes that its relationship with its employees is good.
1(d) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
Financial information regarding the Company’s geographic areas is incorporated herein by reference to Note P, Business Segments and Geographic Areas, of the Notes to the Consolidated Financial Statements in Item 8.
1(e) AVAILABLE INFORMATION
The Company’s website is located at http://www.stanleyworks.com. This URL is intended to be an inactive textual reference only. It is not intended to be an active hyperlink to our website. The information on our website is not, and is not intended to be, part of this Form 10-K and is not incorporated into this report by reference. Stanley makes its Forms 10-K, 10-Q, 8-K and amendments to each available free of charge on its website as soon as reasonably practicable after filing them with, or furnishing them to, the U.S. Securities and Exchange Commission.
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
If the current weakness continues in the retail, residential and commercial markets in the Americas, Europe or Asia, or general economic conditions worsen, it could have a material adverse effect on the Company’s business.
Approximately 35% of 2009 sales were in the CDIY segment and 24% in the Industrial segment. The Company experienced a 20% sales unit volume decline in its existing businesses, (i.e. excluding acquisitions) during 2009, primarily in these two segments, as the recession spread worldwide. The Company’s businesses have been adversely affected by the decline in the U.S. and international economies, particularly with respect to residential and commercial markets. It is possible this softness will be prolonged and to the extent it persists there may be an unfavorable impact on sales, earnings and cash flows. It is possible the Security segment, which experienced an 8% unit volume declines in existing businesses in 2009, may become more affected if the economic weakness permeates other market sectors it serves. Further deterioration of these retail, residential or commercial construction markets, or in general economic conditions, could reduce demand for Company products and therefore have a material adverse effect on sales, earnings and cash flows. In addition, due to current economic conditions, it is possible certain customers’ credit-worthiness may erode resulting in increased write-offs of customer receivables.

The Company’s growth and repositioning strategies include acquisitions. The Company’s recent acquisitions may not further its strategies and the Company may not be able to identify suitable future acquisition candidates.
In 2002, the Company embarked on a growth strategy to shift its business portfolio toward favored growth markets through acquisitions and divestitures. The strategy has been advanced over the last several years with the acquisition of a number of companies, including General de Protection (“GdP”), Xmark Corporation (“Xmark”), Sonitrol Corporation (“Sonitrol”), HSM Electronic Protection Services, Inc. (“HSM”), Facom S.A. (“Facom”), National Manufacturing Co. (“National”), Besco Pneumatic Corporation (“Besco”), Blick plc (“Blick”), Frisco Bay Industries Ltd (“Frisco Bay”), ISR Solutions, Inc. (“ISR”), Security Group, Inc. (“Security Group”) and Best Lock Corporation and its affiliates (“Best Access”).
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
The Company made six small acquisitions in 2009 and a number of more significant acquisitions in 2008 and 2007, including, but not limited to: GdP in October 2008, Sonitrol and Xmark in July 2008, InnerSpace in July 2007, and HSM in January 2007. The Company may make additional acquisitions in the future. Acquisitions involve a number of risks, including:
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
Failure to effectively consummate or manage future acquisitions may adversely affect the Company’s existing businesses and harm its operational results. The Company is still in the process of integrating the businesses and operations of GdP. The Company cannot ensure that such integrations will be successfully completed, or that all of the planned synergies will be realized.
On November 2, 2009 the Company announced that it has entered into a definitive merger agreement with Black & Decker in an all-stock transaction. Under the terms of the agreement, which has been approved by the Boards of Directors of the Company and Black & Decker, each outstanding share of Black & Decker will be converted into the right to receive 1.275 shares of the Company’s common stock. Upon closing it is expected that the Company’s shareholders will own approximately 50.5% of the equity of the combined company and Black & Decker shareholders will own approximately 49.5%. The Company expects the transaction, which is subject to, among other things, the approval of the merger by Black & Decker’s shareholders, the approval of the issuance of the Company’s common stock and certain amendments to the Company’s certificate of incorporation by the Company’s shareholders, as well as customary regulatory approvals and closing conditions, to close on March 12, 2010. Please read the section entitled “Risk Factors” beginning on page 19 of the Joint Proxy Statement/Prospectus contained in the Company’s Registration Statement on Form S-4, as amended, filed with the Securities and Exchange Commission on February 2, 2010, for certain risks associated with this particular transaction.

The Company may incur significant additional indebtedness, or issue additional equity securities, in connection with future acquisitions which may restrict the manner in which it conducts business. The potential issuance of such securities may limit the Company’s ability to implement elements of its growth strategy and may have a dilutive effect on earnings.
As more fully described in Item 1, on November 2, 2009 the Company entered into an Agreement and Plan of Merger with Black & Decker which has been approved by the boards of directors of both companies. The Merger will entail a material issuance of common stock if consummated.
As more fully described in Item 7 and Note H, Long-Term Debt and Financing Arrangements, of the Notes to the Consolidated Financial Statements in Item 8, the Company completed concurrent offerings of Floating Rate Equity Units and 5% Senior Notes due 2010, the net proceeds of which were used to finance a portion of the acquisition of HSM. In addition, the Company has a committed revolving credit agreement, expiring in February 2013, supporting borrowings up to $800 million. This agreement includes provisions that allow designated subsidiaries to borrow up to $250 million in Euros and Pounds Sterling, which may be available to, among other things, fund acquisitions.
The instruments and agreements governing certain of the Company’s current indebtedness contain requirements or restrictive covenants that include, among other things:
•	a limitation on creating liens on certain property of the Company and its subsidiaries;

•	a restriction on entering into certain sale-leaseback transactions;

•	customary events of default. If an event of default occurs and is continuing, the Company might be required to repay all amounts outstanding under the respective instrument or agreement; and

•	maintenance of specified financial ratios. Failure to maintain such ratios could adversely affect further access to liquidity and require the Company to pay all interest coupons on certain debt securities through the issuance of common stock before making further dividend payments on its common shares outstanding.
The Company has an interest coverage covenant that must be maintained to permit continued access to its $800 million Revolving Credit Facility. The interest coverage ratio tested for covenant compliance compares adjusted Earnings Before Interest, Taxes, Depreciation and Amortization to adjusted Interest Expense (“adjusted EBITDA”/ “adjusted Interest Expense”), as both terms are defined in the debt agreement. Adjusted EBITDA represents earnings before interest, taxes, depreciation and amortization, excluding certain restructuring charges and with interest expense adjusted as follows. Adjusted interest expense excludes imputed (non-cash) interest expense in respect of convertible bonds issued by the Company as calculated in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification 470-20, “Debt with Conversion and Other Options”. The ratio required for compliance is 3.5 adjusted EBITDA to 1.0 adjusted Interest Expense and is computed quarterly, on a rolling twelve months (last twelve months) basis. Under this covenant definition, the interest coverage ratio was 10 times adjusted EBITDA or higher in each of the 2009 quarterly measurement periods. Management does not believe it is reasonably likely the Company will breach this covenant.
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
Tight capital and credit markets could adversely affect the Company by limiting the Company’s or its customers’ ability to borrow or otherwise obtain cash.
The Company’s growth plans are dependent on, among other things, the availability of funding to support corporate initiatives and complete appropriate acquisitions and the ability to increase sales of existing product lines. While the Company has not encountered financing difficulties to date, the capital and credit markets experienced extreme volatility and disruption in late 2008 and in early 2009. Market conditions could make it more difficult for the Company to borrow or otherwise obtain the cash required for significant new corporate initiatives and acquisitions. In addition, there could be a number of follow-on effects from the credit crisis on the Company’s businesses, including insolvency of key suppliers resulting in product delays; inability of customers to obtain credit to finance purchases of the Company’s products and/or customer insolvencies; and failure of derivative counterparties and other financial institutions negatively impacting the Company’s treasury operations.
The Company is exposed to market risk from changes in foreign currency exchange rates which could negatively impact profitability.
Exposure to foreign currency risk results because the Company, through its global operations, enters into transactions and makes investments denominated in multiple currencies. The Company’s predominant exposures are in European, Canadian, British, and Asian currencies, including the Chinese Renminbi (“RMB”). In preparing its financial statements, for foreign operations with functional currencies other than the U.S. dollar, asset and liability accounts are translated at current exchange rates, and income and expenses are translated using weighted-average exchange rates. With respect to the effects on translated earnings, if the U.S. dollar strengthens relative to local currencies, the Company’s earnings could be negatively impacted. In 2009, foreign currency translation negatively impacted earnings by $0.04 per diluted share. The translation impact has been more material in the past and may be more material in the future. Although the Company utilizes risk management tools, including hedging, as it deems appropriate, to mitigate a portion of potential market fluctuations in foreign currencies, there can be no assurance that such measures will result in all market fluctuation exposure being eliminated. The Company does not make a practice of hedging its non-U.S. dollar earnings.
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
The Company’s operations are also subject to the effects of international trade agreements and regulations such as the North American Free Trade Agreement, and the activities and regulations of the World Trade Organization. Although these trade agreements generally have positive effects on trade liberalization, sourcing flexibility and cost of goods by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country, trade agreements can also impose requirements that adversely affect the Company’s business, such as setting quotas on products that may be imported from a particular country into key markets including the U.S. or the European Union, or making it easier for other companies to compete, by eliminating restrictions on products from countries where the Company’s competitors source products.
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
During 2009 the Company experienced significant distributor inventory corrections reflecting de-stocking of the supply chain associated with difficult credit markets. Such distributor de-stocking exacerbated sales volume declines pertaining to weak end user demand and the broader economic recession. The Industrial segment generally sells to distributors where the Company does not have point of sale data to see end user demand trends, however, a substantial portion of the overall 30% volume declines within the Industrial segment is believed to be attributable to such de-stocking or customer inventory adjustments. The Company’s results may be adversely impacted in future periods by such customer inventory adjustments.
Customer consolidation could have a material adverse effect on the Company’s business.
A substantial portion of the Company’s products are sold through home centers and mass merchant distribution channels in the U.S. and Europe. A consolidation of retailers in both North America and abroad has occurred over time and the increasing size and importance of individual customers creates risk of exposure to potential volume loss. The loss of certain larger home centers as customers would have a material adverse effect on the Company’s business until either such customers were replaced or the Company made the necessary adjustments to compensate for the loss of business.
If the Company were required to write down all or part of its goodwill, indefinite-lived trade names, or other definite-lived intangible assets, its net income and net worth could be materially adversely affected.
As a result of acquisitions, the Company has $1.818 billion of goodwill, $305 million of indefinite-lived trade names, and $472 million of definite-lived intangible assets at January 2, 2010. The Company is required to periodically, at least annually, determine if its goodwill or indefinite-lived trade names have become impaired, in which case it would write down the impaired portion of the intangible asset. The definite-lived intangible assets, including customer relationships, are amortized over their estimated useful lives; such assets are also evaluated for impairment when appropriate. Impairment of intangible assets may be triggered by developments outside of the Company’s control, such as worsening economic conditions, technological change, intensified competition or other matters causing a decline in expected future cash flows.
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
As described in further detail in Items 1 and 3 and Note S, Contingencies, of the Notes to the Consolidated Financial Statements in Item 8, the Company is exposed to and becomes involved in various litigation matters arising out of the ordinary routine conduct of its business, including, from time to time, actual or threatened litigation relating to such items as commercial transactions, product liability, workers compensation, the Company’s distributors and franchisees, intellectual property claims, regulatory actions and environmental matters.

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
The Stanley Fulfillment System (“SFS”) is a continuous operational improvement process applied to many aspects of the Company’s business such as procurement, quality in manufacturing, maximizing customer fill rates, integrating acquisitions and other key business processes. In the event the Company is not successful in effectively applying the SFS disciplines to its key business processes, including those of acquired businesses, its ability to compete and future earnings could be adversely affected.
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

Despite efforts to prevent such situations, and insurance policies that partially mitigate these risks, the Company’s systems may be affected by damage or interruption from, among other causes, power outages, computer viruses, or security breaches. Computer hardware and storage equipment that is integral to efficient operations, such as e-mail, telephone and other functionality, is concentrated in certain physical locations in the various continents in which the Company operates. Management believes it has effective disaster recovery plans and that it is unlikely there would be more than a short-lived disruption to its computer and communication systems due to these physical concentrations of equipment, or from potential occurrences of damage and interruption. However, it is reasonably possible that results could be adversely impacted if equipment outages were prolonged due to an unusually serious event. In addition, the Company is planning system conversions to SAP to provide a common platform across most of its businesses. The implementations from legacy systems to SAP will occur in carefully managed stages over a period of several years in the Americas, and ultimately thereafter in Europe and Asia. Management believes the planned system conversions are cost-beneficial and will further enhance productivity in its operations. There can be no assurances that expected expense synergies will be achieved or that there will not be delays to the expected timing. It is possible the costs to complete the system conversions may exceed current expectations, and that significant costs may be incurred that will require immediate expense recognition as opposed to capitalization. The risk of disruption to key operations is increased when complex system changes such as the SAP conversions are undertaken. If systems fail to function effectively, or become damaged, operational delays may ensue and the Company may be forced to make significant expenditures to remedy such issues. Any significant disruption in the Company’s computer operations could have a material adverse impact on its business and results of operations.
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
If the investments in employee benefit plans do not perform as expected, the Company may have to contribute additional amounts to these plans, which would otherwise be available to cover operating and other expenses. Certain U.S. employee and director benefit plan expense is affected by the market value of the Company’s common stock.
As described in further detail in Note L, Employee Benefit Plans, of the Notes to the Consolidated Financial Statements in Item 8, the Company sponsors pension and other post-retirement defined benefit plans, as well as an Employee Stock Ownership Plan (“ESOP”) under which the primary U.S. defined contribution and 401(k) plans are funded. The Company’s defined benefit plan assets are currently invested in equity securities, bonds and other fixed income securities, and money market instruments. The Company’s funding policy is to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with applicable law which require, among other things, that the Company make cash contributions to under-funded pension plans. The Company expects to contribute approximately $17 million to its pension and other post-retirement defined benefit plans in 2010.
There can be no assurance that the value of the defined benefit plan assets, or the investment returns on those plan assets, will be sufficient in the future. It is therefore possible that the Company may be required to make higher cash contributions to the plans in future years which would reduce the cash available for other business purposes, and that the Company will have to recognize a significant pension liability adjustment which would decrease the net assets of the Company and result in higher expense in future years. During 2009 there was a $48 million gain on pension plan assets. The fair value of these assets at January 2, 2010 was $320 million.
Overall ESOP expense is affected by the market value of Stanley stock on the monthly dates when shares are released, among other factors. Net ESOP activity amounted to income of $8 million in 2009, and expense of $11 million and $2 million in both 2008 and 2007, respectively. The ESOP income in 2009 stems from the suspension of certain employee benefits as part of cost saving actions. The Company has reinstated these benefits in 2010 and expects there will be an increase in expense in 2010 more aligned with 2008 and prior years. The increase in expense from 2007 to 2008 was mostly attributable to the average market value of shares released which decreased from $56.04 in 2007 to $43.65 in 2008 as well as increased benefits pertaining to headcount expansions related to acquisitions. ESOP expense could increase in the future if the market value of the Company’s common stock declines.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of January 2, 2010, the Company and its subsidiaries owned or leased material facilities (facilities over 50,000 square feet) for manufacturing, distribution and sales offices in 16 states and 14 foreign countries. The Company believes that its material facilities are suitable and adequate for its business.
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
Industrial
Phoenix, Arizona; Two Harbors, Minnesota; Columbus, Georgetown, and Sabina, Ohio; Allentown, Pennsylvania; Dallas, Texas; Pecky, Czech Republic; Epernay, Ezy Sur Eure, Feuquieres en Vimeu, Morangis and Villeneuve Le Roi, France; and Fano, Gemonio and Monvalle, Italy.
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
Material facilities leased by the Company and its subsidiaries follow:
Corporate Offices
New Britain, Connecticut.
Security
Noblesville, Indiana; Kentwood, Michigan.
Industrial
Highland Heights and Westerville, Ohio; Milwaukie, Oregon; Morangis, France.

CDIY
Miramar, Florida; Fishers, Indiana; Kannapolis, North Carolina; Epping, Australia; Mechelen, Belgium; Oakville, Canada; Leeds, England; Karmiel and Migdal, Israel; Biassono and Figino Serenza, Italy and Pietermaritzburg, South Africa.
The aforementioned material facilities not being used by the Company are:
Security
Richmond, Virginia (owned).
Industrial
Ezy Sur Eure and Villeneuve Le Roi, France (owned).
CDIY
Clinton, Connecticut (owned); Smiths Falls, Canada (owned); Leeds, England (leased) and one of the two properties located in Amphur Bangpakong, Thailand (owned).
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
No matter was submitted during the fourth quarter of 2009 to a vote of security holders.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is listed and traded on the New York Stock Exchange, Inc. (“NYSE”) under the abbreviated ticker symbol “SWK”, and is a component of the Standard & Poor’s (“S&P”) 500 Composite Stock Price Index. The Company’s high and low quarterly stock prices on the NYSE for the years ended January 2, 2010 and January 3, 2009 follow:

	2009			2008
			Dividend			Dividend
			Per			Per
			Common			Common
	High	Low	Share	High	Low	Share
QUARTER:
First	$36.38	$22.75	$0.32	$52.18	$43.69	$0.31
Second	$40.01	$29.91	$0.32	$51.08	$44.50	$0.31
Third	$42.69	$31.28	$0.33	$49.58	$40.56	$0.32
Fourth	$53.13	$40.97	$0.33	$43.93	$24.19	$0.32

Total			$1.30			$1.26

As of February 16, 2010 there were 12,206 holders of record of the Company’s common stock.
Information required by Item 201(d) of Regulation S-K concerning securities authorized for issuance under equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K.
The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the three months ended January 2, 2010:

Total
Number
			Of Shares	Maximum
			Purchased As	Number
	(a)		Part Of A	Of Shares That
	Total	Average	Publicly	May
	Number	Price	Announced	Yet Be Purchased
	Of Shares	Paid	Plan	Under The
2009	Purchased	Per Share	or Program	Program
October 4 - November 7	1,119	$45.76	—	—
November 8 - December 5	—	—	—	—
December 6 - January 2	34,766	$49.23	—	—

	35,885	$49.13	—	—

As of January 2, 2010, 7.8 million shares of common stock remain authorized for repurchase, associated with the prior authorization of the repurchase of 10.0 million shares on December 12, 2007. The Company may continue to repurchase shares in the open market or through privately negotiated transactions from time to time pursuant to this prior authorization to the extent management deems warranted based on a number of factors, including the level of acquisition activity, the market price of the Company’s common stock and the current financial condition of the Company.
(a)	The shares of common stock in this column were deemed surrendered to the Company by participants in various benefit plans of the Company to satisfy the participants’ taxes related to the vesting or delivery of time vesting restricted share units under those plans.

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data below has been recast for the years 2005 through 2008 for the retrospective adoption of FSP APB 14-1, SFAS 160 and FSP EITF 03-6-1 as further described in Note A, Significant Accounting Policies, of the Notes to Consolidated Financial Statements of Item 8. The Company made significant acquisitions during the five-year period presented below that affect comparability of results. Refer to Note E, Acquisitions, of the Notes to Consolidated Financial Statements for further information. Additionally, as detailed in Note T, Discontinued Operations, and prior year 10-K filings, the results in 2005 through 2007 were recast for certain discontinued operations for comparability (in millions, except per share amounts):

	2009 (b)	2008 (f)	2007	2006 (g)	2005
Continuing Operations:
Net sales	$3,737	$4,426	$4,360	$3,897	$3,183
Net earnings attributable to The Stanley Works	$227	$219	$321	$279	$262
Basic earnings per share:
Continuing operations	$2.84	$2.77	$3.89	$3.40	$3.14
Discontinued operations (a)	$(0.03)	$1.11	$0.14	$0.13	$0.09

Total basic earnings per share	$2.81	$3.88	$4.03	$3.53	$3.23
Diluted earnings per share:
Continuing operations	$2.82	$2.74	$3.82	$3.33	$3.07
Discontinued operations (a)	$(0.03)	$1.10	$0.13	$0.13	$0.08

Total diluted earnings per share	$2.79	$3.84	$3.95	$3.46	$3.16
Percent of net sales:
Cost of sales	59.6%	62.2%	62.1%	63.7%	64.1%
Selling, general and administrative (c)	27.5%	25.0%	23.8%	23.9%	22.5%
Other, net	3.7%	2.3%	1.9%	1.3%	1.4%
Interest, net	1.6%	1.9%	2.0%	1.7%	1.1%
Earnings before income taxes	7.6%	6.6%	9.8%	9.0%	10.8%
Net earnings attributable to The Stanley Works	6.1%	4.9%	7.4%	7.2%	8.2%
Balance sheet data:
Total assets (d)	$4,769	$4,867	$4,741	$3,926	$3,545
Long-term debt	$1,085	$1,384	$1,165	$679	$895
The Stanley Works Shareowners’ Equity (e)	$1,986	$1,706	$1,754	$1,548	$1,437
Ratios:
Current ratio	1.2	1.3	1.4	1.4	2.2
Total debt to total capital	41.1%	48.6%	45.4%	39.2%	42.6%
Income tax rate — continuing operations	19.2%	24.7%	24.9%	19.8%	23.4%
Return on average equity — continuing operations	12.4%	12.8%	19.5%	18.9%	19.8%
Common stock data:
Dividends per share	$1.30	$1.26	$1.22	$1.18	$1.14
Equity per share at year-end	$24.68	$21.63	$21.82	$18.92	$17.15
Market price per share — high	$53.13	$52.18	$64.25	$54.59	$51.75
Market price per share — low	$22.75	$24.19	$47.01	$41.60	$41.51
Average shares outstanding (in 000’s):
Basic	79,788	78,897	82,313	81,866	83,347
Diluted	80,396	79,874	84,046	83,704	85,406
Other information:
Average number of employees	17,393	17,862	17,344	16,699	13,605
Shareowners of record at end of year	12,315	12,593	12,482	12,755	13,137

(a)	Amounts in 2008 reflect an $84 million, or $1.05 per diluted share, after-tax gain recorded in discontinued operations for the sale of the CST/berger laser measuring business.

(b)	In the second quarter of 2009, the Company recognized a $0.34 per diluted share gain on debt extinguishment from the repurchase of $103.0 million of junior subordinated debt securities. In the fourth quarter of 2009, the Company incurred $0.22 per diluted share in charges related to the transaction and integration planning costs associated with the pending Black & Decker merger.

(c)	SG&A is inclusive of the Provision for Doubtful Accounts.

(d)	Item includes assets held for sale related to discontinued operations as of the fiscal years ended 2007, 2006, and 2005.

(e)	The Stanley Works Shareowners’ Equity was reduced by $14 million in fiscal 2007 for the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109,” codified in FASB Accounting Standards Codification (“ASC”) 740 “Income Taxes”. The Stanley Works Shareowners’ Equity as of December 30, 2006 decreased $61 million from the adoption of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R),” codified in ASC 715 “Compensation — Retirement Benefits”.

(f)	In the fourth quarter of 2008, Stanley recognized $61 million, or $0.54 per diluted share, of pre-tax restructuring and asset impairment charges from continuing operations pertaining to cost actions taken in response to weak economic conditions.

(g)	Diluted earnings per share in 2006 reflect $0.07 of expense for stock options related to the adoption of SFAS No. 123 (R), “Share Based Payment,” codified in ASC 718 “Compensation — Stock Compensation,” under the modified prospective method. As a result, while 2006 and later years reflect stock-based compensation expense, 2005 does not.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The financial and business analysis below provides information which the Company believes is relevant to an assessment and understanding of its consolidated financial position, results of operations and cash flows. This financial and business analysis should be read in conjunction with the consolidated financial statements and related notes. All references to “Notes” in this Item 7 refer to the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.
The following discussion and certain other sections of this Annual Report on Form 10-K contain statements reflecting the Company’s views about its future performance that constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates and management’s beliefs and assumptions. Any statements contained herein (including without limitation statements to the effect that The Stanley Works or its management “believes”, “expects”, “anticipates”, “plans” and similar expressions) that are not statements of historical fact should be considered forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth, or incorporated by reference, below under the heading “Cautionary Statements”. Unless stated otherwise, all forward-looking information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations does not take into account or give any effect to the impact of the Company’s planned combination with Black & Decker. The Company does not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.
BUSINESS OVERVIEW
Business Segments
The Company is a diversified worldwide supplier of tools and engineered solutions for professional, industrial, construction, and do-it-yourself (“DIY”) use, as well as engineered and security solutions for industrial and commercial applications. Its operations are classified into three business segments: Security, Industrial and Construction & DIY (“CDIY”). The Security segment is a provider of access and security solutions primarily for retailers, educational, financial and healthcare institutions, as well as commercial, governmental and industrial customers. The Company provides an extensive suite of mechanical and electronic security products and systems, and a variety of security services. These include security integration systems, software, related installation, maintenance, monitoring services, automatic doors, door closers, exit devices, healthcare storage and supply chain solutions, patient protection products, hardware (including hinges, gate hardware, cabinet pulls, hooks, braces and shelf brackets) and locking mechanisms. Security products are sold primarily on a direct sales basis and in certain instances, through third party distributors. The Industrial segment manufactures and markets: professional industrial and automotive mechanics tools and storage systems; assembly tools and systems; plumbing, heating and air conditioning tools; hydraulic tools and accessories; and specialty tools. These products are sold to industrial customers and distributed primarily through third party distributors as well as direct sales forces. The CDIY segment manufactures and markets hand tools, consumer mechanics tools, storage systems, pneumatic tools and fastener products which are principally utilized in construction and do-it-yourself projects. These products are sold primarily to professional end users, distributors, as well as consumers, and are distributed mainly through retailers (including home centers, mass merchants, hardware stores, and retail lumber yards).
Pending Black & Decker Merger
On November 2, 2009, the Company and Black & Decker announced that their Boards of Directors unanimously approved a definitive merger agreement under which Stanley and Black & Decker will combine, under the name Stanley Black & Decker, in an all-stock transaction. Under the terms of the agreement each outstanding share of Black & Decker will be converted into a fixed ratio of 1.275 shares of the Company’s common stock. Based on the closing price of the Company’s common stock on January 27, 2010, the consideration to be received by Black & Decker shareholders in the merger has a value of approximately $66.90 per Black & Decker share, or $4.2 billion in the aggregate. The final consideration to be received by Black & Decker shareholders will be measured at the closing date of the merger using the market price of the Company’s common stock at that time. Upon closing, it is expected that the Company’s shareholders will own approximately 50.5% of the equity of the combined company and Black & Decker shareholders will own approximately 49.5%. The terms of the proposed combination and other information about both companies are included in the Form S-4 registration statement and proxy declared effective February 3, 2010.

While the U.S. anti-trust review is complete, the closing of the transaction is subject to other customary closing conditions, including foreign regulatory approvals and the approval of Stanley and Black & Decker shareholders who will vote on the merger proposal in special meetings to be held on March 12, 2010. Closing of the transaction is expected to occur on March 12, 2010.
Management believes the pending Black & Decker merger is a transformative opportunity to bring together two highly complementary companies, with iconic brands and rich histories, yet with virtually no overlap. The merger would enable a comprehensive global offering in both hand and power tools, among other product offerings. Management believes the value unlocked by the anticipated $350 million of annual cost synergies, expected to be achieved within three years, will help fuel future growth and cement global cost leadership.
Strategic Objectives
For several years, the Company has pursued a diversification strategy to enable profitable growth. The strategy involves industry, geographic and customer diversification, as exemplified by the expansion of security solution product offerings, the growing proportion of sales outside the U.S., and the reduction of the Company’s dependence on sales to U.S. home centers and mass merchants. In addition, the Company has indicated a desire to be a consolidator of the Tool Industry. Sales outside the U.S. represented 42% of the total in 2009, up from 29% in 2002. Sales to U.S. home centers and mass merchants have declined from a high point of approximately 40% in 2002 to approximately 15% in 2009. Execution of this strategy has entailed approximately $2.8 billion of acquisitions since the beginning of 2002, several divestitures, and increased brand investments. Over the past several years, the Company has generated strong free cash flow and received substantial proceeds from divestitures that enabled a transformation of the business portfolio.
The Company’s long-term capital allocation objectives pertaining to the deployment of free cash flow after meeting its debt service obligations are:
•	Target strong investment grade credit rating

•	Invest approximately 2/3 in acquisitions and growth

•	Return approximately 1/3 to shareowners, split approximately equally between the long-standing quarterly common stock dividend and share buybacks. The Company remains committed to continued prudent dividend growth.
The Company strives to operate in markets where the brand is meaningful, the value proposition is definable, and sustainable through innovation, and global cost leadership is achievable. The long-term capital allocation strategy with respect to growth is focused on three strong existing platforms: convergent security, mechanical security, and industrial and automotive tools. The Company plans to expand these existing platforms through both organic growth and international acquisitions. Management intends to be a consolidator in the tool industry and to increase its relative weighting in emerging markets, objectives which are both well met by the pending Black & Decker merger. The merger will also round out the mechanical security product offerings, and brings with it another strong growth platform in engineered fastening. Additionally, the Company has begun to develop two emerging growth platforms, healthcare and infrastructure.
Significant areas of tactical emphasis related to execution of the Company’s diversification strategy, as well as events impacting the Company’s financial performance in 2009 and 2008, are discussed below.
Continued Growth in the Security Business
During 2009, the Company further advanced its strategy of becoming a global market leader in the commercial security industry. Annual revenues of the Security segment have grown to $1.560 billion, or 42% of 2009 sales, up from $216 million, or 10% of 2001 sales (the year the security expansion strategy was launched). Key recent events pertaining to the growth of this segment include the following:
•	Management completed $24 million of small bolt-on acquisitions during 2009, as capital was allocated more toward debt reduction in 2009 than in recent years. The security bolt-ons acquired have further expanded the Company’s U.S. security footprint.

•	On July 18, 2008, the Company completed the acquisitions of Sonitrol Corporation (“Sonitrol”), for $282 million in cash, and Xmark Corporation (“Xmark”), for $47 million in cash. Sonitrol, with annual revenue totaling approximately $110 million, provides security monitoring services, access control and fire detection systems to commercial customers in North America. Sonitrol complements the product offering of the pre-existing security integration and monitoring businesses, including HSM acquired in early 2007. Xmark, headquartered in Canada, markets and sells radio frequency identification (“RFID”)-based systems used to identify, locate and protect people and assets. Xmark, with annual revenues exceeding $30 million, enhances the Company’s personal security business.

•	On October 1, 2008, the Company completed the acquisition of Générale de Protection (“GdP”) for $169 million in cash. GdP, headquartered in Vitrolles, France, is a leading provider of audio and video security monitoring services, primarily for small and mid-sized businesses located in France and Belgium. GdP, with approximately $90 million in annual revenues, represents Stanley’s first significant expansion of its electronic security platform in continental Europe.

•	Several other smaller acquisitions were completed in 2008 for a total purchase price of $68 million including Scan Modul, a European engineered healthcare storage business, access technologies distributors, a mechanical lock business, and security monitoring businesses.
The acquisitions complement the existing Security segment product offerings, increase its scale and strengthen the value proposition offered to customers as industry dynamics favor multi-solution providers that offer “one-stop shopping”. The Sonitrol integration into HSM is essentially complete with the business sharing the same information technology platform; duplicative field offices and a monitoring center have been closed. The reverse integration of the Company’s pre-existing systems integration business into HSM is also complete, which contributed to the continuing improvement in the segment profit rate to 19.7% in 2009, up from 17.9% in 2008.
Drive Further Profitable Growth in Branded Tools and Storage
While diversifying the business portfolio through expansion in the security platforms is important, management recognizes that the branded tool and storage product offerings in the CDIY and Industrial segment businesses are important foundations of the Company that provide strong cash flow generation and growth prospects. Management is committed to growing these businesses through innovative product development, brand support, an increased weighting in emerging markets, and relentless focus on global cost competitiveness to foster vitality over the long term. Acquisition-related growth will also be pursued where appropriate. The previously discussed pending Black & Decker merger clearly is an indicator of the Company’s commitment to the strategic objective.
Continue to Invest in the Stanley Brand
Stanley has a strong portfolio of brands associated with high-quality products including Stanley®, Facom®, Mac®, Proto ® , Vidmar ® ,
Bostitch ® and Fatmax ®. The Stanley ® brand is recognized as one of the world’s great brands and is one of the Company’s most valuable assets. Brand support spending has averaged approximately $21 million annually since 2005, up sharply from the preceding years. This sustained brand support has yielded a steady improvement across the spectrum of brand awareness measures, notably a climb in unaided Stanley hand tool brand awareness from 27% in 2005 to 48% in 2009. Stanley had prominent signage at 11 major league baseball stadiums throughout 2009 and is continuing its program in the coming season. The Company is also maintaining long-standing NASCAR racing sponsorships which will entail brand exposure over 38 race weekends in 2010. Stanley recently entered a ten-year alliance agreement with the Walt Disney World Resort® whereby Stanley® logos are displayed on construction walls throughout the theme parks and Stanley®, Mac®, Proto ®, and Vidmar ® brand logos and/or products are featured in various attractions where they will be seen by millions of visitors each year. Additionally, Stanley is “The Official Tool Provider of the Walt Disney World Resort®.” In 2009 the Company also began advertising in the English Premier League which is the number one soccer league in the world, watched weekly by 650 million people around the world. The Company will continue to allocate its brand and advertising spend wisely, primarily to the outdoor marketing campaigns described above that foster television exposure, along with various print advertisements, generating more than 25 billion brand impressions annually.
Continuous Improvement from the Stanley Fulfillment System
The Company continued to practice the operating disciplines encompassed by the Stanley Fulfillment System (“SFS”). SFS employs continuous improvement techniques to streamline operations and drive efficiency throughout the supply chain. SFS has four primary elements that work in concert: sales and operations planning (“S&OP”), common system platforms, Transformational Lean™, and complexity reduction. S&OP focuses on keeping supply in sync with demand for products, to minimize inventory while maximizing customer fill rates. Common systems entail standardization of processes and IT platforms to provide scalability that facilitates efficiency and rapid acquisition integrations. Transformational Lean combines traditional supply chain and manufacturing lean with back office functions to enable transformation of business models to drive competitive advantage. Complexity reduction focuses on standardizing processes and eradicating complexity in all operational aspects, except where customers gain value and are willing to pay for customized offerings. Other benefits of SFS include reductions in lead times, rapid realization of synergies during acquisition integrations, and focus on employee safety. SFS disciplines helped to mitigate the substantial impact of material and energy price inflation that was experienced in recent years. It was instrumental in the reduction of working capital during 2009 as evidenced by the 34% improvement in working capital turns from 5.9 at year-end 2008 to 7.9 at year-end 2009. In 2010 and beyond, the Company plans to further leverage SFS to generate ongoing improvements in working capital turns, cycle times, complexity reduction and customer service levels.

Certain Items Impacting Earnings
Aside from the strategic commentary above, other matters having a significant impact on the Company’s results in 2009 and / or 2008 were inflation, currency exchange rate fluctuations, costs associated with the Black & Decker merger, and debt extinguishment gains. In addition, the weak economic conditions necessitated cost reduction actions in 2009 and 2008.
•	While the Company experienced deflation in 2009, inflation (primarily commodity and freight) amounted to approximately $140 million in 2008 and $67 million in 2007. During this period more than two thirds of the cost increase was recovered through customer pricing actions. Inflationary trends have resumed somewhat, but the effect of inflation net of customer pricing actions is projected to have almost no impact in 2010 if commodity prices do not increase significantly from year end 2009 levels.

•	The fluctuation of foreign currencies impacts the translation of foreign currency-denominated operating results into U.S. dollars. Foreign currency translation contributed an estimated unfavorable impact of $0.04 of diluted earnings per share from continuing operations in 2009, and a favorable impact of $0.09 and $0.18 in 2008 and 2007, respectively. Fluctuations in foreign currency exchange rates relative to the U.S. dollar may have a significant impact, either positive or negative, on future earnings. Refer to the Market Risk section of this Management’s Discussion and Analysis (“MD&A”) for further discussion.

•	In the fourth quarter of 2009, the Company incurred $0.22 per diluted share in charges primarily related to the transaction and integration planning costs associated with the pending Black & Decker merger.

•	In 2009 the Company realized a $0.34 per diluted share gain on debt extinguishment as compared with an $0.08 per diluted share gain in 2008.

•	The Company took decisive action to right-size its cost structure in response to slowing demand (unit volume decreased 20% in 2009) due to the recessionary environment. Restructuring, asset impairment and related pre-tax charges totaled $45 million and $92 million in 2009 and 2008, respectively. Employee headcount was reduced by approximately 3,000 as a result of restructuring actions taken in the fourth quarter of 2008 and through year end 2009. The total 2009 cost savings from the various actions taken were approximately $265 million, pre-tax, of which approximately $150 million pertained to selling, general and administrative functions. Management believes the cost reduction and other strategic actions taken were judicious and position Stanley well to deliver favorable operating leverage as demand recovers.
Outlook for 2010
This outlook discussion is intended to provide broad insight into the Company’s near-term earnings prospects, and not to discuss the various factors affecting such projections. Accordingly, the purpose is to clarify that 2010 diluted earnings per share are projected to be higher than 2009, and that 2010 free cash flow (as defined in the Financial Condition section of this MD&A) is projected to be lower than 2009 (working capital improvement in 2010 expected to be modest). On a stand-alone basis (i.e. excluding all impacts from the Black & Decker merger), management expects 2010 diluted earnings per share to be in the range of $3.00 - $3.25, and 2010 free cash flow in the range of $300 to $350 million.
RESULTS OF OPERATIONS
Below is a summary of the Company’s operating results at the consolidated level, followed by an overview of business segment performance. The terms “organic” and “core” are utilized to describe results aside from the impact of acquisitions during their initial 12 months of ownership. This ensures appropriate comparability to operating results of prior periods.

Net Sales: Net sales from continuing operations were $3.737 billion in 2009, as compared to $4.426 billion in 2008, a 16% decrease. Price increases provided a 2% sales benefit in 2009, which was offset by 2% from unfavorable foreign currency translation in all regions, with the largest impact in Europe. Acquisitions within the Security segment, primarily the carryover effect from the 2008 Sonitrol, GdP and Scan Modul acquisitions, contributed a 4% increase in net sales. Organic unit volume declined 20% reflecting weak global economic conditions. Geographically, the 2009 volume decrease was most severe in Europe at 24%, as compared with 18% in the Americas and 11% in the less significant Asian region. The Industrial and CDIY segments, with their high European content, experienced 31% and 21% unit volume declines, respectively, while the Security segment had the best performance with only an 8% drop in organic volume. Aside from reduced end user demand, the Industrial segment was adversely affected by inventory de-stocking throughout the supply chain which abated by the end of the fourth quarter. The consolidated organic sales unit volume decline was 19% in the first quarter of 2009, deteriorated to 24% in the second quarter, and improved sequentially to 20% in the third quarter and again to 16% in the fourth quarter. The sequential percentage improvements in the 2009 fiscal quarters partly relate to easier comparisons to 2008, which had a challenging second half when the recession deepened, but also reflect some encouraging macro-economic trends. The CDIY segment is most affected by the residential construction market, which appears to have stabilized, as well as consumer confidence which has improved in the U.S. and Europe in the second half of 2009. Industrial production worldwide is up and management expects that will ultimately have a positive impact on our Industrial segment. There is a continued slowdown in commercial construction, particularly in the U.S., which is affecting the Security segment. Management is focusing on education, healthcare and other verticals in its efforts to mitigate the commercial construction impact on the Security segment. Management remains cautious moving forward into 2010 and expects modestly positive sales growth from 2009 levels, aside from acquisitions. The Company will continue to focus on innovative new product development and marketing as key sales drivers in its efforts to gain market share in this difficult economic environment.
Net sales from continuing operations were $4.426 billion in 2008, as compared to $4.360 billion in 2007, a 2% increase. As a result of significant commodity inflation, the Company increased pricing on its products and services which provided a 3% sales benefit in 2008. Sales growth related to acquisitions, principally from Sonitrol, GdP and other small Security segment acquisitions, contributed nearly 4% in higher sales. Organic unit volume decreased 6%, while favorable foreign currency translation in all regions increased sales 1% versus the prior year. The organic unit volume decline reflects deteriorating economic conditions which spread from the U.S. to other regions in the second half of 2008. Sequentially, organic unit volume was down 4% for the first half of 2008, associated with the contraction in the U.S. residential construction market, and declined 7% and 10% in the third and fourth quarters, respectively. The CDIY segment unit volume was most affected by the economic downturn. In the Industrial segment, the U.S.-based, automotive-related businesses suffered sharp declines, which were partially offset by strength in industrial storage. Aside from the hardware business, which had lower sales pertaining to the loss of a major customer in 2007, the Security segment had positive organic sales volume for the year reflecting solid demand in its diversified end markets.
Gross Profit: The Company reported gross profit from continuing operations of $1.508 billion, or 40% of net sales, in 2009, compared to $1.671 billion, or 38% of net sales, in 2008. Acquisitions within the Security segment contributed $100 million of gross profit in 2009. Core gross profit for 2009 was $1.408 billion, down $186 million from the prior year due to the previously discussed sales volume pressures pertaining to broad economic weakness, and to a much smaller extent unfavorable foreign currency translation. The 40% core gross margin rate represents a record rate for the Company, up nearly 200 basis points versus the prior year. Several factors enabled this strong performance with respect to the gross margin rate, including the carryover effect of customer pricing increases implemented to help recover the significant inflation experienced in 2008. Inflation abated in 2009 such that lower commodity costs offset the gross margin rate impact of cost under-absorption associated with lower volume. Tight operational management, reflecting the disciplines of the previously discussed Stanley Fulfillment System, enabled substantial benefits from productivity projects and the execution of cost reduction actions taken in response to slower demand. The gross margin rate was further bolstered by improved sales mix associated with the Security segment.
The Company reported gross profit from continuing operations of $1.671 billion, or 38% of net sales, in 2008, compared to $1.653 billion, or 38% of net sales, in 2007. The acquired businesses increased gross profit by $77 million and were modestly accretive to the gross margin rate. Core gross profit for 2008 was $1.594 billion, or 37% of net sales, down $59 million, or 60 basis points, from the prior year. The Security segment achieved gross profit expansion associated with the higher monitoring services sales mix emanating from the reverse integration of the legacy security integration business into HSM. However, this was more than offset by gross profit declines in the CDIY and Industrial segments reflecting sales volume pressures. Aggregate pricing and productivity actions in 2008 largely offset $140 million of material, energy and wage cost inflation.

SG&A Expense: Selling, general and administrative expenses, inclusive of the provision for doubtful accounts (“SG&A”), were $1.028 billion, or 27.5% of net sales, in 2009 as compared with $1.108 billion, or 25.0% of net sales in 2008. Aside from acquisitions, SG&A was $142 million lower than 2008. The decrease in SG&A pertains to headcount reductions and various cost containment actions such as temporarily suspending certain U.S. retirement benefits in 2009 and sharply curtailing travel and other discretionary spending. There was also a reduction in variable selling and other costs, as well as favorable foreign currency translation. Partially offsetting these decreases was $22 million of increased spending to expand the convergent security business sales force and various brand awareness advertising campaigns, and $5 million for Black & Decker integration planning.
Corporate overhead, which is not allocated to the business segments, amounted to $71 million in 2009, $60 million in 2008 and $62 million in 2007. The increase in 2009 expense mainly pertains to mark-to-market accounting on unfunded benefit plans where the liability due to participants increased from the higher Stanley common stock price and broader market recovery relative to year end 2008.
SG&A was $1.108 billion, or 25% of net sales, in 2008 as compared with $1.038 billion, or 24% of net sales in 2007. Acquired companies contributed $46 million of the increase. The remaining $24 million increase is largely attributable to foreign exchange impact, higher bad debt expense, and strategic investments including those to foster growth in emerging markets, partially offset by benefits from the cost reduction initiatives previously mentioned.
Distribution center costs (i.e. warehousing and fulfillment facility and associated labor costs) are classified within SG&A. This classification may differ from other companies who may report such expenses within cost of sales. Due to diversity in practice, to the extent the classification of these distribution costs differs from other companies, the Company’s gross margins may not be comparable. Such distribution costs classified in SG&A amounted to $102 million, $122 million and $129 million in 2009, 2008 and 2007, respectively.
Interest and Other-net: Net interest expense from continuing operations in 2009 was $61 million, compared to $83 million in 2008 and $88 million in 2007. The decline in 2009 relates to reduced short-term borrowing levels along with sharply lower applicable interest rates. Additionally, the favorable effects of fixed-to-floating interest rate swaps, coupled with the reduction in interest expense from the early retirement of $137 million of junior subordinated debt securities, more than offset the increased interest expense from the September 2008 $250 million debt issuance. The decrease in 2008 versus 2007 net interest expense is primarily due to lower applicable interest rates on commercial paper borrowings in 2008. The remainder of the decrease predominantly relates to repayment of $150 million of debt that matured in November 2007, partially offset by interest expense on the $250 million of term debt issued in September 2008.
Other-net from continuing operations totaled $139 million of expense in 2009 compared to $112 million of expense in 2008. The increase is related to higher intangible asset amortization expense, mainly associated with the 2008 Sonitrol and GdP acquisitions. Additionally, the Company incurred $20 million in acquisition deal costs, primarily for Black & Decker, which are required to be expensed rather than capitalized in goodwill under new accounting rules that became effective in January 2009.
Other-net from continuing operations amounted to $112 million of expense in 2008 compared to $85 million of expense in 2007. The increase pertained primarily to higher intangible asset amortization expense due to acquisitions, primarily Sonitrol and GdP, as well as currency losses.
Gain on Debt Extinguishment: In May 2009, the Company repurchased $103 million of its junior subordinated debt securities for $59 million in cash and recognized a $44 million pre-tax gain on extinguishment. In October 2008, $34 million of these securities were repurchased for $25 million in cash resulting in a $9 million pre-tax gain thereon. The remaining principal obligation on these debt securities at January 2, 2010 is $313 million.
Income Taxes: The Company’s effective income tax rate from continuing operations was 19% in 2009, compared to 25% in both 2008 and 2007. The lower effective tax rate in 2009 primarily relates to benefits realized upon resolution of tax audits which are not expected to re-occur to the same extent in future periods. The effective income tax rate may vary in future periods based on the distribution of domestic and foreign earnings or changes in tax law in the jurisdictions where the Company operates, among other factors.
Discontinued Operations: The $3 million net loss from discontinued operations in 2009 is associated with the wind-down of one small divestiture and purchase price adjustments for CST/berger and the other small businesses divested in 2008. The $88 million of net earnings from discontinued operations in 2008 is attributable to the $84 million net gain from the sale of the CST/berger business along with three other small businesses divested in 2008, and also reflects the operating results of these businesses through the dates of disposition. The $11 million of net earnings from discontinued operations reported in 2007 reflects the operating results of CST/berger and the aforementioned other minor businesses.

Business Segment Results
The Company’s reportable segments are aggregations of businesses that have similar products, services and end markets, among other factors. The Company utilizes segment profit (which is defined as net sales minus cost of sales, and SG&A aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, other-net (inclusive of intangible asset amortization expense), restructuring and asset impairments, interest income, interest expense, and income tax expense. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and the expense pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Refer to Note O, Restructuring and Asset Impairments, and Note F, Goodwill and Other Intangible Assets, of the Notes to the Consolidated Financial Statements for the amount of restructuring charges and asset impairments, and intangibles amortization expense, respectively, attributable to each segment. As discussed previously, the Company’s operations are classified into three business segments: Security, Industrial, and Construction and Do-It-Yourself (“CDIY”).
Security:

(Millions of Dollars)	2009	2008	2007
Net sales from continuing operations	$1,560	$1,497	$1,400
Segment profit from continuing operations	$307	$269	$240
% of Net sales	19.7%	17.9%	17.1%
Security segment sales increased 4% in 2009 reflecting a 12% contribution from acquisitions, mainly Sonitrol (acquired in July 2008) and GdP (acquired in October 2008). Price provided a 2% sales benefit which was offset by nearly 2% of unfavorable foreign currency translation. Organic sales volume decreased 8% as the segment was affected by the contraction in U.S. commercial construction and other capital spending delays associated with weak economic conditions. Mechanical access had somewhat steeper volume declines than convergent security, but was aided by stabilization in the residential hardware markets and a hardware products roll-out at a major North American retailer in the second half of the year. Additionally, cross selling of mechanical products to convergent customers, retention of national account customers and select new product introductions helped alleviate mechanical access sales volume pressures. Lower organic volume in convergent (electronic) security pertained primarily to weakness in system installations, although there were some signs of improvement with national accounts late in the year. As a result there was a favorable mix shift in convergent security and the overall segment to higher margin recurring monthly service revenue (including security monitoring and maintenance) which grew organically in a high single digit percentage range. This improved sales mix shift in the segment is partially attributable to the recent expansion of the core commercial account sales force as well as a strategic emphasis on recurring service revenue and away from certain installation-only jobs. The increase in the segment profit amount was attributable to acquisitions, while the sustainment of organic profit at the prior year level is notable considering the headwinds from lower sales. The robust 180 basis point segment profit rate expansion was enabled by the ongoing successful integration of accretive acquisitions, the previously mentioned mix shift to higher margin recurring monthly service revenues, the benefits of customer pricing and proactive cost reductions.
Security segment sales increased 7% in 2008 primarily driven by acquisitions, notably Sonitrol and GdP, which contributed 9%. Customer price increases amounted to 3%, while foreign currency and organic volume declined 1% and 4%, respectively. The hardware business posted significant volume declines associated with the loss of a major customer in late 2007. Aside from hardware, the Security segment had an increase in organic volume reflecting solid demand from its well-diversified customer base and associated recurring monthly revenues from service contracts for security monitoring and system maintenance. The access technologies and mechanical lock businesses delivered organic sales growth pertaining to modest volume increases and disciplined recovery of inflation through customer pricing actions. The reverse integration of the U.S.-based legacy security integration business as well as the integration of the July 2008 Sonitrol acquisition into HSM provided cost synergies and fostered an 80 basis point expansion of the segment profit rate. The segment profit improvement was also attributable to strong execution of productivity projects, partially offset by the impact of the previously discussed hardware business sales volume decline.
Industrial:

(Millions of Dollars)	2009	2008	2007
Net sales from continuing operations	$882	$1,274	$1,246
Segment profit from continuing operations	$89	$164	$183
% of Net sales	10.1%	12.9%	14.7%

Industrial segment net sales decreased 31% in 2009 compared with 2008. Price provided a 2% benefit which was offset by 2% of unfavorable foreign currency translation. Unit volume fell 31%, about evenly in the Americas and Europe which was partially offset by growth in the Company’s relatively less significant Asian region. Industrial channels were down more severely than automotive repair channels. The unit volume declines reflected ongoing severe economic weakness in the U.S. and Europe. In addition to broad-based, reduced end market demand, the segment was adversely impacted by pervasive inventory corrections throughout the supply chain which abated in the fourth quarter. There are signs of stabilization in the channels this business segment serves. Management is focusing on complexity reduction (including appropriate sku rationalization) and new product introductions in the Facom, Proto and Mac industrial and automotive repair businesses, and believes there are opportunities to gain share in this environment. Segment profit fell $75 million from the prior year due to the precipitous sales volume decline which was also reflected in the segment profit rate contraction. However price realization partially mitigated the sales volume and related negative manufacturing productivity effects, along with a solid improvement in Mac Tools’ profit reflecting disciplined cost and other actions. The Company initiated extensive cost actions throughout the segment in late 2008, but they took longer to implement in Europe due to the country-specific works council process. Those actions are largely complete and were supplemented by other ongoing restructuring initiatives in 2009, as reflected in the quarterly segment profit rate that hit a trough of 9.2% in the third quarter and recovered to 11.3% in the fourth quarter.
Industrial segment net sales increased 2% in 2008 versus 2007, attributable to acquisitions. Foreign currency translation provided a 3% benefit, and favorable pricing 2%, which were offset by a 5% unit volume decline. The North American automotive repair business was adversely affected by distributor attrition and the deteriorating U.S. economy. European sales volumes, which had been positive in the first half of the year, declined in the second half as Facom and other businesses reflected the contraction of the European economy. These volume declines were partially offset by strong sales growth in U.S.-based engineered storage and to a lesser extent the hydraulic tools business. The sales growth in engineered storage was driven by government spending, particularly by army and navy bases, and also strength with commercial customers. The sales volume declines created substantial headwinds from unfavorable manufacturing plant absorption causing a decrease in the segment profit. Strong focus on customer pricing and productivity initiatives more than offset the effects of inflation. Additionally, the benefits of cost reduction actions partially mitigated the unfavorable impact of sales volume declines on segment profit.
CDIY:

(Millions of Dollars)	2009	2008	2007
Net sales from continuing operations	$1,295	$1,656	$1,715
Segment profit from continuing operations	$154	$191	$254
% of Net sales	11.9%	11.5%	14.8%
CDIY net sales from continuing operations decreased 22% in 2009 from 2008. Customer pricing contributed 2% to sales which was more than offset by 3% of unfavorable foreign currency translation in all regions. Segment unit volumes declined 21% overall, comprised of 22% in both the Americas and Europe and 16% in Asia. The sales volume declines were more pronounced in fastening systems (Bostitch), which has higher commercial construction and industrial channel content, than in consumer tools and storage. However the majority of this segment is driven by consumer and residential construction channels which have largely stabilized. Key customer point of sale data remains steady. Segment profit declined $37 million attributable to the sales volume pressure. The ongoing integration of the Bostitch business into consumer tools and storage has generated efficiencies that significantly aided the segment profit rate recovery from a trough of 6.4% in the fourth quarter of 2008. The aforementioned Bostitch integration, along with other cost actions and productivity initiatives, as well as the carryover effect of price increases and lower commodity costs, enabled the 40 basis point improvement in the segment profit rate despite sharply lower sales.
CDIY net sales from continuing operations decreased 3% in 2008 from 2007. Customer pricing increases, in response to rising commodity costs in the first three quarters of 2008, contributed 3% to sales. Foreign currency translation increased sales by 2%, while organic volume declined 8%. Volume was negatively impacted by the contraction in residential construction in both the Americas and Europe, reductions in consumer spending, as well as a decline in industrial markets served by fastening systems, reflecting increasingly weak macro-economic conditions. Fastening systems continued its planned shift toward more profitable business which resulted in additional volume pressure. The sales volume decline also partially pertained to the shut-down of the unprofitable consumer metal storage business. Europe had essentially flat unit volume in the first half of 2008 but declined significantly in the second half. Despite declines in unit volume, CDIY retained focus on inventory levels and contributed a substantial part of the Company’s total working capital improvement. Progress was made on executing customer pricing actions but these benefits were significantly outpaced by cost inflation contributing to the profit rate erosion. The profit rate was also affected by lower sales volumes. Productivity projects and cost reduction actions partially mitigated these unfavorable impacts.

RESTRUCTURING ACTIVITIES
At January 2, 2010, the Company’s restructuring reserve balance was $46.4 million, the vast majority of which is expected to be utilized in 2010. A summary of the restructuring reserve activity from January 3, 2009 to January 2, 2010 is as follows (in millions):

			Net
		Acquisition	Additions/
	1/3/09	Accrual	(Reversals)	Usage	Currency	1/2/10
Acquisitions
Severance and related costs	$10.8	$(1.7)	$—	$(4.1)	$(0.3)	$4.7
Facility closure	1.8	1.7	—	(1.6)	—	1.9

Subtotal acquisitions	12.6	—	—	(5.7)	(0.3)	6.6

2009 Actions
Severance and related costs	—	—	42.4	(18.1)	0.3	24.6
Asset impairments	—	—	4.0	(4.0)	—	—
Facility closure	—	—	1.8	(1.8)	—	—
Other	—	—	0.4	(0.2)	—	0.2

Subtotal 2009 actions	—	—	48.6	(24.1)	0.3	24.8

Pre-2009 Actions
Severance and related costs	54.1	—	(7.6)	(31.2)	(0.3)	15.0
Asset impairments	—	—	(0.5)	0.5	—	—

Other	1.2	—	0.2	(1.4)	—	—

Subtotal Pre-2009 actions	55.3	—	(7.9)	(32.1)	(0.3)	15.0

Total	$67.9	$—	$40.7	$(61.9)	$(0.3)	$46.4

Restructuring, asset impairment and related pre-tax charges totaled $45 million in 2009, of which $41 million was classified in Restructuring charges and asset impairments and $4 million in Cost of sales and SG&A.
2009 Actions: In response to further sales volume declines associated with the economic recession, the Company initiated various cost reduction programs in 2009. Severance charges of $42.4 million were recorded relating to the reduction of approximately 1,500 employees. In addition, $4.0 million in charges were recognized for asset impairments related to closing several small distribution centers, consolidating production facilities, and exiting certain businesses. Facility closure costs totaled $1.8 million. Also, $0.4 million in other charges stemmed mainly from the termination of service contracts. Of the $48.6 million recognized for these actions, $24.1 million has been utilized to date, with $24.8 million of reserves remaining as of January 2, 2010. Of the charges recognized in 2009, $9.7 million pertains to the Security segment; $21.4 million to the Industrial segment; $15.5 million to the CDIY segment; and $2.0 million to non-operating entities.
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
As of January 3, 2009, the reserve balance related to these prior actions totaled $55.3 million of which $32.1 million was utilized in 2009. In addition, $7.6 million of severance-related costs accrued prior to 2009 were reversed in 2009 due in part to a reduction in the number of employee terminations pertaining to recent changes in regional European labor statutes. The remaining reserve balance of $15.0 million predominantly relates to actions in Europe and is expected to be utilized in 2010.
Acquisition Related: During 2009, $2.7 million of reserves were established for acquisitions consummated in the latter half of 2008 primarily related to the consolidation of security monitoring call centers. Of this amount, $1.0 million was for the severance of approximately 90 employees and $1.7 million related to the closure of a branch facility, primarily from remaining lease obligations. In 2009, $2.7 million of severance reserves previously established in purchase accounting that are no longer needed were reversed to goodwill. The Company utilized $5.7 million of the restructuring reserves during 2009 established for previous acquisitions. As of January 2, 2010, $6.6 million in acquisition-related accruals remain. Those accruals are expected to be utilized predominantly in 2010.

FINANCIAL CONDITION
Liquidity, Sources and Uses of Capital: The Company’s primary sources of liquidity are cash flows generated from operations and available lines of credit under various credit facilities.
Operating and Investing Activities: The Company has consistently generated strong operating cash flows over many years. In 2009, cash flow from operations totaled $539 million, up over $22 million compared to 2008. Working capital (receivables, inventories and accounts payable) generated $226 million of cash inflows, driven by inventory and accounts receivable reductions which were partially offset by lower accounts payable. These working capital reductions, while partially attributable to lower sales volumes, were engendered by broadly practiced SFS disciplines including effective sales and operations planning, a deliberate focus on reducing slow moving inventories, and vigilant receivable collections. Additionally, the Company implemented a receivable securitization facility in December 2009 which enabled a $35 million cash inflow. This strong working capital performance is apparent from the improvement in working capital turns from 5.9 in 2008 to a record 7.9 at year-end 2009. Cash outflows for restructuring activities totaled $58 million in 2009, an increase of $25 million over 2008, arising from the significant cost reduction actions initiated in the fourth quarter of 2008 and the first half of 2009 as the Company right-sized its cost structure amidst sales pressures associated with weak macro-economic conditions.
In 2008, cash flow from operations totaled $517 million, down $27 million compared to 2007. Operating cash flow reflects a $46 million reduction for taxes paid on the gain from the CST/berger divestiture, even though the directly related gross proceeds are reported as an investing cash flow. Working capital generated $123 million of cash inflows, driven by accounts receivables reflecting the disciplines of SFS and a concerted effort to reduce past due accounts, and to a lesser extent inventory reductions. Cash outflows for restructuring activities totaled $33 million in 2008, a decrease of $25 million over 2007, primarily pertaining to cost reduction actions initiated in the fourth quarter and the continuing payments under the Facom Europe initiatives.
The other non-cash element of cash provided by operating activities is comprised of various items including non-cash gains on debt extinguishments, inventory losses, interest accretion on the convertible notes, and loan cost amortization among other factors. Other non-cash operating cash flows represent items necessary to reconcile net earnings to net cash provided by operating activities.
Capital expenditures were $93 million in 2009, $141 million in 2008, and $87 million in 2007. The lower capital expenditures in 2009 pertain to reduced capitalized software investments and the prior year purchase of a previously leased distribution facility that did not re-occur. The higher capital expenditures in 2008 as compared with 2007 were primarily attributable to investment in the North American SAP information system implementation, and the aforementioned purchase of a distribution facility.
Free cash flow, as defined in the following table, was $446 million in 2009, $422 million in 2008, and $457 million in 2007, considerably exceeding net earnings. Management considers free cash flow an important indicator of its liquidity, as well as its ability to fund future growth and provide a dividend to shareowners. In 2008, free cash flow also excludes the income taxes paid on the CST/berger divestiture due to the fact the taxes are non-recurring and the directly related gross cash proceeds are classified in investing cash flows. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

(Millions of Dollars)	2009	2008	2007
Net cash provided by operating activities	$539	$517	$544
Less: capital expenditures	(73)	(95)	(66)
Less: capitalized software	(20)	(46)	(21)
Add: taxes paid on CST/berger divestiture included in operating cash flow	—	46	—

Free cash flow	$446	$422	$457

Based on its demonstrated ability to generate cash flow from operations as well as its strong balance sheet and credit position at January 2, 2010, the Company believes over the long term it has the financial flexibility to deploy capital to its shareholders’ advantage through a combination of acquisitions, dividends, debt repayment, and potential future share repurchases. The Company expects free cash flow in 2010 to be approximately $300 to $350 million which assumes a modest improvement in working capital turns from 2009 year-end levels.

This forecast represents approximately a $100 to $150 million reduction from the 2009 free cash flow, primarily because the 2.0 times improvement in working capital turns achieved in 2009 as reflected in the $226 million increase in current year free cash flow will not repeat to the same extent in 2010. The projected 2010 free cash flow is more than sufficient to meet the Company’s requirements for funding the stock dividend, debt service and other matters.
In 2009, the Company expended $24 million for several small acquisitions. In 2008, acquisition spending totaled $575 million, mainly for the GdP, Scan Modul, Sonitrol and Xmark businesses within the Security segment. 2007 acquisition spending amounted to $643 million, primarily pertaining to the HSM, InnerSpace and Bedcheck businesses.
Investing cash flows, aside from the previously discussed capital expenditures and acquisitions, were minor in 2009. Such other investing cash flows in 2008 include $205 million in gross proceeds from sales of businesses, after transaction costs, primarily pertaining to the divestiture of the CST/berger laser measuring tool business in July 2008. As previously mentioned, the $46 million of income taxes paid on the gain are reported as an operating cash outflow and thus the total cash inflow from the 2008 divestitures amounts to $159 million.
On February 27, 2008, the Company amended its credit facility to provide for an increase and extension of its committed credit facility to $800 million from $550 million. In May 2008, the Company’s commercial paper program was also increased to $800 million. The credit facility is diversified amongst thirteen financial institutions. The credit facility is designated as a liquidity back-stop for the Company’s commercial paper program. The amended and restated facility expires in February 2013. As of January 2, 2010, there were no outstanding loans under this facility and the Company had $87 million of commercial paper outstanding. In addition, the Company has uncommitted short-term lines of credit with numerous foreign banks aggregating $197 million, of which $188 million was available at January 2, 2010. Short-term arrangements are reviewed annually for renewal. Aggregate credit lines total $997 million, of which $90 million was utilized and reported as outstanding short-term borrowings as of January 2, 2010.
Liquidity and Related Outlook Following Consummation of the Black & Decker Merger: It is currently anticipated that, upon closing of the merger, the Company will enter into a new, additional revolving credit facility of approximately $700 million, and will increase its commercial paper facility by this same amount. The terms of such facility (including with respect to interest rates and other matters) will be negotiated and are not currently known. Stanley intends to target strong investment grade credit ratings following the merger.
The Company’s stand-alone debt is currently rated by Standard & Poor’s (“S&P”), Moody’s Investor Service (“Moody’s”) and Fitch Ratings (“Fitch”). As of January 2, 2010 the ratings for senior unsecured debt were A, A3, and A by S&P, Moody’s, and Fitch, respectively, each with a negative ratings outlook or under review for possible downgrade associated with the pending merger with Black & Decker. The Company’s stand-alone short-term debt, or commercial paper, ratings are A-1, P-2, and F2 by S&P, Moody’s, and Fitch, respectively. Black & Decker’s stand-alone ratings for senior unsecured debt as of year end 2009 were BBB, Baa3, and BBB by S&P, Moody’s, and Fitch, respectively. Failure to maintain strong investment grade ratings level could adversely affect the Company’s cost of funds, liquidity and access to capital markets, but would not have an adverse effect on the Company’s ability to access the previously discussed $800 million committed credit facility, nor the proposed incremental committed credit facility the Company plans to put in place post-merger. Based upon discussions with all three ratings agencies, the Company expects that following the consummation of the merger, its senior unsecured debt will be rated A, Baa1, and A- by S&P, Moody’s and Fitch, respectively, and anticipates its short term borrowing ratings will be A-2, P-2 and F2 by S&P, Moody’s and Fitch, respectively.
The Company will receive $320 million of cash proceeds in May, 2010 from the forward stock purchase contracts element of the Equity Units, which will be used to repay current debt maturities and reduce commercial paper borrowings. The Company has $401 million of cash and $87 million of commercial paper outstanding at January 2, 2010. In their Form 10-K filing on February 19, 2010, Black & Decker reported $1.083 billion of cash at December 31, 2009 and no amount outstanding under its revolving credit facility, although this position may fluctuate in the normal course of business through the merger closing date. As of January 28, 2010, as disclosed in the previously mentioned Form S-4 filing, Black & Decker had $175 million of long-term bank debt that is subject to change-in-control covenants, which will be repaid by the Company at or within 90 days of closing. Post-merger, the combined debt of the new Stanley Black & Decker, which will aggregate approximately $2.6 billion, will have well-staggered maturities over many years. Management believes the combined Stanley Black & Decker will have ample liquidity and a healthy capital structure both for the near and long-term following the consummation of the merger expected to occur on March 12, 2010.
Financing Activities: Payments on long-term debt amounted to $65 million in 2009, $45 million in 2008, and $228 million in 2007. Net repayments of short-term borrowings totaled $120 million in 2009 and $74 million in 2008. In 2009 free cash flow (after paying the long-standing common stock dividend) was largely deployed toward debt reduction, including the previously mentioned $59 million payment to early extinguish $103 million of junior subordinated debt securities.

In 2008, the Company utilized the proceeds from the $250 million of long-term debt issued in September 2008 as well as the $159 million in net proceeds from divestitures to repay short-term borrowings, which was partially offset by the cash outflows for business acquisitions and other matters. Net proceeds from short-term borrowings totaled $192 million in 2007, and the cash inflows were used to fund acquisitions and repurchases of common stock.
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
The Company increased its cash dividend per common share to $1.30 in 2009. Dividends per common share increased 3.2% in 2009, 3.3% in 2008, and 3.4% in 2007. The Company intends to maintain its historical dividend policy with a commitment to responsible, continued dividend growth.
The Company repurchased $3 million of common stock in 2009. In 2008 the Company repurchased 2.2 million shares of its common stock for $103 million (an average of $46.11 per share), and in 2007 3.8 million shares were repurchased for $207 million (an average of $54.64 per share).
Proceeds from the issuance of common stock totaled $61 million in 2009, $19 million in 2008 and $97 million in 2007, with fluctuations related to the level of employee and retiree stock option exercises. In 2007 this includes $19 million in proceeds from the sale of stock warrants in connection with the Equity Units offering discussed further below.
The Company initially funded the $546 million HSM acquisition with a combination of short-term borrowings and cash. A $500 million 364-day revolving credit bridge facility was entered into on January 8, 2007, of which $130.0 million was utilized to acquire HSM; the remainder of the HSM purchase price was funded through commercial paper borrowings and cash.
On March 20, 2007, the Company completed two security offerings: “Equity Units”, which consisted of $330 million of five-year convertible notes and $330 million of three-year forward stock purchase contracts; and $200 million of unsecured three-year fixed-rate term notes. With respect to the $860 million in offerings, the Company will not receive the cash pertaining to the forward stock purchase contracts until May 2010. The $488 million net cash proceeds of these offerings and the related equity instruments described below were used to pay down the short-term bridge facility and commercial paper borrowings. As more fully discussed in Note A Significant Accounting Policies, after application of FSP APB 14-1, the $330 million five-year convertible notes were bifurcated into $275 million of debt and $55 million of equity, pertaining to the conversion option feature of the convertible notes.
In November 2008, the Company repurchased $10 million of the Equity Units for $5.3 million in cash. To properly account for the transaction, the Equity Unit elements were bifurcated as effectively the Company paid $10 million to extinguish the convertible notes and received $4.7 million from the seller to settle its obligation under the forward stock purchase contracts to purchase shares of the Company’s common stock at a minimum purchase price of approximately $54.23 per share on May 17, 2010. At the repurchase date, the Company’s common stock had a closing market value of $25.38. The remaining liability for fees payable associated with the $10 million of settled forward stock purchase contracts was reversed, resulting in an increase to equity of $0.7 million. The related $10 million in convertible note hedges and stock warrants, which are described further below, were unwound with a nominal impact to equity. As a result of the various elements associated with the $10 million Equity Unit repurchase transaction there was an insignificant gain recorded in earnings and a net increase in equity of $5.4 million.
The convertible notes are pledged and held as collateral to guarantee the Equity Unit investors’ obligation to purchase shares in May 2010 under the stock purchase contracts. The convertible notes reflect a conversion price of approximately $64.50, or a 19% premium as of the date of issuance. At maturity, the Company must repay the convertible note principal in cash. Additionally, to the extent that the conversion option is “in the money” the Company, at its election, will deliver either cash or shares of common stock based on a conversion rate and the applicable market value of the Company’s common stock at that time. A maximum of approximately 5.9 million shares may be issued in May 2010 under the stock purchase contracts, essentially at the higher of approximately $54.23 or market value at that time.
The Company simultaneously entered into related convertible note hedge and stock warrant transactions with financial institutions. Share dilution pertaining to the conversion option of the convertible notes will occur in interim periods if the share price exceeds approximately $64.50.

At maturity in 2012, the convertible note hedge will offset the potentially dilutive impact of the conversion option aspect of the convertible notes. Because the convertible note hedge is anti-dilutive, it will not be included in any diluted shares outstanding computation prior to its maturity. However, at maturity, the aggregate effect of the convertible notes and the convertible note hedge is that there will be no net increase in the Company’s common shares. The Company also issued unregistered stock warrants that are exercisable during the period August 17, 2012 through September 28, 2012; the 4.9 million stock warrants outstanding as of January 2, 2010 have a strike price of $86.83 (subject to standard anti-dilution protection for increases in the dividend rate, stock splits etc.). In the event the stock warrants become “in the money” during their 5 year term, due to the market value of the Company’s common stock exceeding the strike price, there will be a related increase in diluted shares outstanding utilized in the determination of diluted earnings per share.
The combined terms of the convertible note hedge, stock warrants, and convertible notes in substance re-establish the conversion option aspect of the convertible notes at 60% above the $54.23 market value of the Company’s common stock, such that in effect the Company will retain the benefits of share price appreciation, if any, up to a market value equal to the stock warrant strike price. Additionally the Company will retain benefits of share price appreciation, if any, through the maturity of the stock purchase contract element of the Equity Units that will entail issuance of $320 million of common shares at the higher of approximately $54.23 or market price in May 2010. Refer to Note H, Long-Term Debt and Financing Arrangements, for further detail.
Contractual Obligations: The following summarizes the Company’s significant contractual obligations and commitments that impact its liquidity:
Payments Due by Period

(Millions of Dollars)	Total	2010	2011 - 2012	2013 - 2014	Thereafter
Long-term debt(a)	$1,293	$208	$512	$260	$313
Interest payments on long-term debt(b)	141	49	61	26	5
Operating leases	126	37	46	21	22
Derivatives(c)	51	78	(20)	(7)	—
Equity purchase contract fees	8	8	—	—	—
Material purchase commitments	9	9	—	—	—
Deferred compensation	20	3	4	3	10
Outsourcing and other obligations(d)	36	20	6	3	7
Pension funding obligations(e)	17	17	—	—	—

Total contractual cash obligations	$1,701	$429	$609	$306	$357

(a)	Future payments on long-term debt above encompass all payments related to aggregate debt maturities. Refer to Note A Significant Accounting Policies, under the caption New Accounting Standards, for more information regarding the interest accretion that will gradually increase the carrying value of the Convertible Notes to $320 million in May 2012.

(b)	Future interest payments on long-term debt reflect the applicable fixed interest rate or the variable rate in effect at January 2, 2010 for floating rate debt.

(c)	Future cash flows on derivative financial instruments reflect the fair value as of January 2, 2010. The ultimate cash flows on these instruments will differ, perhaps significantly, based on applicable market interest and foreign currency rates at their maturity.

(d)	To the extent the Company can reliably determine when payments will occur pertaining to unrecognized tax benefit liabilities, the related amount will be included in the table above. However, due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the $30 million of such liabilities at January 2, 2010, the Company is unable to make a reliable estimate of when (if at all) amounts may be paid to the respective taxing authorities.

(e)	The Company anticipates that funding of its pension and post-retirement benefit plans in 2010 will approximate $17 million. That amount principally represents contributions either required by regulations or laws or, with respect to unfunded plans, necessary to fund current benefits. The Company has not presented estimated pension and post-retirement funding in the table above beyond 2010 as funding can vary significantly from year to year based upon changes in the fair value of the plan assets, actuarial assumptions, and curtailment/settlement actions.

The merger agreement with Black & Decker contains certain termination rights and provides that upon the termination of the merger under specific circumstances, including a change in the recommendation of the Company’s Board of Directors, the Company would owe Black & Decker a cash termination fee of $125 million.
Aside from debt payments, for which there is no tax benefit associated with repayment of principal, and the equity purchase contract fees, payment of the above contractual obligations will typically generate a cash tax benefit such that the net cash outflow will be lower than the gross amounts indicated.
Other Significant Commercial Commitments:
Amount of Commitment Expirations Per Period

(Millions of Dollars)	Total	2010	2011 - 2012	2013 - 2014	Thereafter
U.S. lines of credit	$800	$—	$—	$800	$—
Short-term borrowings, long-term debt and lines of credit are explained in detail within Note H, Long-Term Debt and Financing Arrangements, of the Notes to the Consolidated Financial Statements.
MARKET RISK
Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments, currencies, commodities and other items traded in global markets. The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates, stock prices, and commodity prices. Exposure to foreign currency risk results because the Company, through its global businesses, enters into transactions and makes investments denominated in multiple currencies. The Company’s predominant exposures are in European, Canadian, British, Australian, and Asian currencies, including the Chinese Renminbi (“RMB”) and the Taiwan Dollar. Certain cross-currency trade flows arising from sales and procurement activities as well as affiliate cross-border activity are consolidated and netted prior to obtaining risk protection through the use of various derivative financial instruments which may include: purchased basket options; purchased options; and currency forwards. The Company is thus able to capitalize on its global positioning by taking advantage of naturally offsetting exposures and portfolio efficiencies to reduce the cost of purchasing derivative protection. At times, the Company also enters into forward exchange contracts and purchased options to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables, predominately for affiliate transactions. Gains and losses from these hedging instruments offset the gains or losses on the underlying net exposures, assets and liabilities being hedged. Management determines the nature and extent of currency hedging activities, and in certain cases, may elect to allow certain currency exposures to remain un-hedged. The Company has also entered into cross-currency swaps, to provide a partial hedge of the net investments in certain subsidiaries and better match the cash flows of operations to debt service requirements. Management estimates the foreign currency impact from these financial instruments at the end of 2009 would have been approximately an $8 million pre-tax loss based on a hypothetical 10% adverse movement in all derivative currency positions; this effect would occur from an appreciation of the foreign currencies relative to the U.S. dollar. The Company follows risk management policies in executing derivative financial instrument transactions, and does not use such instruments for speculative purposes. The Company does not hedge the translation of its non-U.S. dollar earnings in foreign subsidiaries.
As mentioned above, the Company routinely has cross-border trade and affiliate flows that cause a “transactional” impact on earnings from foreign exchange rate movements. The Company is also exposed to currency fluctuation volatility from the translation of foreign earnings into U.S. dollars, as previously discussed. It is more difficult to quantify the transactional effects from currency fluctuations than the translational effects. Aside from the use of derivative instruments which may be used to mitigate some of the exposure, transactional effects can potentially be influenced by actions the Company may take; for example, if an exposure occurs from a European entity sourcing product from a U.S. supplier it may be possible to change to a European supplier. Management estimates the combined translational and transactional impact of a 10% overall movement in exchange rates is approximately $0.25 per diluted share. With respect to transactional foreign currency market risk, the Company sources significant products from China and other Asian low cost countries for resale in other regions. To the extent the Chinese RMB or these other currencies appreciate with respect to the U.S. dollar, the Company may experience cost increases on such purchases which could adversely impact profitability. In the event significant RMB or other currency appreciation occurs, the Company would initiate customer pricing or other actions in an effort to mitigate the related cost increases, but it is possible such actions would not fully offset the potential unfavorable impact.
The Company’s exposure to interest rate risk results from its outstanding debt obligations, short-term investments, and derivative financial instruments employed in the management of its debt portfolio. The debt portfolio including both trade and affiliate debt, is managed to achieve capital structure targets and reduce the overall cost of borrowing by using a combination of fixed and floating rate debt as well as interest rate swaps, and cross-currency swaps.

The Company’s primary exposure to interest rate risk comes from its floating rate debt in the U.S. and Europe and is fairly represented by changes in LIBOR and EURIBOR rates. At January 2, 2010, the impact of a hypothetical 10% increase in the interest rates associated with the Company’s floating rate derivative and debt instruments would have an immaterial effect on the Company’s financial position and results of operations.
The Company has exposure to commodity prices in many businesses, particularly brass, nickel, resin, aluminum, copper, zinc, steel, and energy used in the production of finished goods. Generally, commodity price exposures are not hedged with derivative financial instruments, but instead are actively managed through customer product and service pricing actions, procurement-driven cost reduction initiatives and other productivity improvement projects. In 2009, the Company experienced much less significant commodity, energy and wage inflation than in the past few years. However such inflation increased costs by approximately $140 million in 2008 and $67 million in 2007, which management mitigated to a large extent through various customer pricing actions and cost reduction initiatives. Management presently expects inflation in 2010 to be recovered through customer pricing and as a result it is not anticipated that such “net” inflation will have a material adverse impact on 2010 earnings. However if commodity prices increase in the future, there would be an unfavorable impact on earnings to the extent not recovered through pricing and other actions.
Fluctuations in the fair value of the Company’s common stock affect domestic retirement plan expense as discussed in the ESOP section of MD&A. Additionally, the Company has $21 million of liabilities as of January 2, 2010 pertaining to unfunded defined contribution plans for certain U.S. employees for which there is mark-to-market exposure.
The assets held by the Company’s defined benefit plans are exposed to fluctuations in the market value of securities, primarily global stocks and fixed-income securities. The funding obligations for these plans would increase in the event of adverse changes in the plan asset values, although such funding would occur over a period of many years. This is exemplified by the fact that while there was a $48 million gain on pension plan assets in 2009 and a $71 million loss on pension plan assets in 2008 associated with volatile financial markets, the Company expects funding obligations on its defined benefit plans will modestly decrease to approximately $17 million in 2010 as compared with $20 million in 2009. The Company employs diversified asset allocations to help mitigate this risk. Management has worked to minimize this exposure by freezing and terminating defined benefit plans where appropriate.
The Company has access to financial resources and borrowing capabilities around the world. There are no instruments within the debt structure that would accelerate payment requirements due to a change in credit rating.
The Company has the flexibility to elect deferral of interest payments on its ETPS obligation for up to 5 years. While there can be no guarantee of the future, the Company has an investment-grade credit rating and has enjoyed uninterrupted access to the commercial paper and bank markets throughout the recent credit crunch. Further, the Company has not encountered liquidity difficulties historically when similar credit tightening has occurred due to macro-economic issues. Moreover, the Company’s existing credit facilities and sources of liquidity, including operating cash flows, are considered adequate to conduct business as normal. Accordingly, based on present conditions and past history, management believes it is unlikely that operations will be materially affected by any potential deterioration of the general credit markets that may occur. The Company believes that its strong financial position, operating cash flows, committed long-term credit facilities and borrowing capacity, and ready access to equity markets provide the financial flexibility necessary to continue its record of annual dividend payments, to invest in the routine needs of its businesses, to make strategic acquisitions and to fund other initiatives encompassed by its growth strategy.
OTHER MATTERS
Employee Stock Ownership Plan As detailed in Note L, Employee Benefit Plans, of the Notes to the Consolidated Financial Statements, the Company has an Employee Stock Ownership Plan (“ESOP”) under which the ongoing U.S. Cornerstone and 401(K) defined contribution plans are funded. Overall ESOP expense is affected by the market value of Stanley stock on the monthly dates when shares are released, among other factors. Net ESOP activity amounted to income of $8 million in 2009, and $11 million and $2 million of expense in 2008 and 2007, respectively. The ESOP income in 2009 stems from the suspension of the Cornerstone benefits and the reduction of the 401(K) match, as a percentage of employee contributions, as part of cost saving actions. The Company has reinstated these benefits for 2010 and expects there will be an increase in expense in 2010 more aligned with 2008 and prior years. The increase in expense in 2008 versus 2007 was mostly attributable to the average market value of shares released which decreased from $56.04 in 2007 to $43.65 in 2008, as well as increased benefits pertaining to the headcount expansion from acquisitions. ESOP expense could increase in the future if the market value of the Company’s common stock declines.

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
Allowance For Doubtful Accounts The Company’s estimate for its allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, a specific reserve is established for individual accounts where information indicates the customers may have an inability to meet financial obligations. In these cases, management uses its judgment, based on the surrounding facts and circumstances, to record a specific reserve for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received. Second, a reserve is determined for all customers based on a range of percentages applied to receivable aging categories. These percentages are based on historical collection and write-off experience.
If circumstances change, for example, due to the occurrence of higher than expected defaults or a significant adverse change in a major customer’s ability to meet its financial obligation to the Company, estimates of the recoverability of receivable amounts due could be reduced.
Inventories — Lower Of Cost or Market, Slow Moving and Obsolete Inventories in the U.S. are predominantly valued at the lower of LIFO cost or market, while non-U.S. inventories are valued at the lower of FIFO cost or market. The calculation of LIFO reserves, and therefore the net inventory valuation, is affected by inflation and deflation in inventory components. The Company ensures all inventory is valued at the lower of cost or market, and continually reviews the carrying value of discontinued product lines and stock-keeping-units (“SKUs”) to determine that these items are properly valued. The Company also continually evaluates the composition of its inventory and identifies obsolete and/or slow-moving inventories. Inventory items identified as obsolete and/or slow-moving are evaluated to determine if write-downs are required. The Company assesses the ability to dispose of these inventories at a price greater than cost. If it is determined that cost is less than market value, cost is used for inventory valuation. If market value is less than cost, the Company writes down the related inventory to that value. If a write down to the current market value is necessary, the market value cannot be greater than the net realizable value, or ceiling (defined as selling price less costs to sell and dispose), and cannot be lower than the net realizable value less a normal profit margin, also called the floor. If the Company is not able to achieve its expectations regarding net realizable value of inventory at its current value, further write-downs would be recorded.
Property, Plant and Equipment The Company generally values Property, Plant and Equipment (“PP&E”) at historical cost less accumulated depreciation. Impairment losses are recorded when indicators of impairment, such as plant closures, are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The impairment loss is quantified by comparing the carrying amount of the assets to the weighted average discounted cash flows, which consider various possible outcomes for the disposition of the assets (i.e. sale, leasing, etc.). Primarily as a result of plant rationalization, certain facilities and equipment are not currently used in operations. The Company recorded $7 million in asset impairment losses in 2009 primarily as a result of restructuring initiatives, and such losses may occur in the future.

Goodwill and Intangible Assets The Company acquires businesses in purchase transactions that result in the recognition of goodwill and other intangible assets. The determination of the value of intangible assets requires management to make estimates and assumptions. In accordance with Accounting Standards Codification (“ASC”) 350-20 “Goodwill” acquired goodwill and indefinite-lived intangible assets are not amortized but are subject to impairment testing at least annually and when an event occurs or circumstances change that indicate it is more likely than not an impairment exists. Other intangible assets are amortized and are tested for impairment when appropriate. The Company completed acquisitions in 2009 and 2008 valued at $24 million and $572 million respectively. The assets and liabilities of acquired businesses are recorded at fair value at the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. The Company reported $1.818 billion of goodwill and $305 million of indefinite-lived trade names at January 2, 2010.
In accordance with ASC 350-20, management tests goodwill for impairment at the reporting unit level. A reporting unit is a reportable operating segment as defined in ASC 280, “Segment Reporting,” or one level below a reportable operating segment (component level) as determined by the availability of discrete financial information that is regularly reviewed by operating segment management or an aggregate of component levels of a reportable operating segment having similar economic characteristics. The Company has seven reporting units. If the carrying value of a reporting unit (including the value of goodwill) is greater than its fair value, an impairment may exist. An impairment charge would be recorded to the extent that the recorded value of goodwill exceeded the implied fair value.
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
As required by the Company’s policy, goodwill and indefinite-lived trade names were tested for impairment in the third quarter of 2009. Based on this testing, the Company determined that the fair value of its reporting units and indefinite-lived trade names exceeded their carrying values. The discount rate used in testing goodwill for impairment in the third quarter of 2009 was 10.5% for all reporting units. The near-term revenue growth rates and the perpetual growth rates, which varied for each reporting unit, ranged from -1% to 9%, and 2% to 5%, respectively. In 2009 as compared with 2008, in consideration of market conditions, the discount rate assumption increased 100 basis points, and perpetual growth rates decreased 100 basis points in some reporting units, which had the effect of reducing the estimated fair values. Management performed sensitivity analyses on the fair values resulting from the discounted cash flows valuation utilizing more conservative assumptions that reflect reasonably likely future changes in the discount rate, perpetual and near-term revenue growth rates in all reporting units. The discount rate was increased by 100 basis points with no impairment indicated. The perpetual growth rates were decreased by 100 basis points with no impairment indicated. The near-term revenue growth rates were reduced by 150 basis points with no impairment indicated. Based upon our 2009 annual impairment testing analysis, including our consideration of reasonably likely adverse changes in assumptions described above, management believes it is not reasonably likely that an impairment will occur in any of the reporting units over the next twelve months.
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

As of January 2, 2010, the Company had reserves of $30 million for remediation activities associated with Company-owned properties as well as for Superfund sites, for losses that are probable and estimable. The range of environmental remediation costs that is reasonably possible is $16 million to $52 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with this policy.
Income Taxes The future tax benefit arising from net deductible temporary differences and tax loss carry-forwards is $49 million at January 2, 2010. The Company believes earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits. For those jurisdictions where the expiration date of tax loss carry-forwards or the projected operating results indicate that realization is not likely, a valuation allowance is provided. The valuation allowance as of January 2, 2010 amounted to $24 million.
In assessing the need for a valuation allowance, the Company estimates future taxable income, considering the feasibility of ongoing tax planning strategies, the realizability of tax loss carry-forwards and the future reversal of existing temporary differences. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event the Company were to determine that it would not be able to realize all or a portion of its deferred tax assets in the future, the unrealizable amount would be charged to earnings in the period in which that determination is made. By contrast, if the Company were to determine that it would be able to realize deferred tax assets in the future in excess of the net carrying amounts, it would decrease the recorded valuation allowance through a favorable adjustment to earnings in the period in which that determination is made.
The Company periodically assesses its liabilities and contingencies for all tax years still under audit based on the most current available information, which involves inherent uncertainty. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. See Note Q, Income Taxes, of the Notes to the Consolidated Financial Statements for further discussion.
Risk Insurance To manage its insurance costs efficiently, the Company self insures for certain U.S. business exposures and generally has low deductible plans internationally. For domestic workers’ compensation, automobile and product liability (liability for alleged injuries associated with the Company’s products), the Company generally purchases outside insurance coverage only for severe losses (“stop loss” insurance) and these lines of insurance involve the most significant accounting estimates. While different stop loss deductibles exist for each of these lines of insurance, the maximum stop loss deductible is set at no more than $5 million per occurrence and $27 million in the aggregate. The process of establishing risk insurance reserves includes consideration of actuarial valuations that reflect the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims discounted to present value. The cash outflows related to risk insurance claims are expected to occur over a maximum of approximately 8 to 10 years. The Company believes the liabilities recorded for these U.S. risk insurance reserves, totaling $42 million and $45 million as of January 2, 2010 and January 3, 2009, respectively, are adequate. Due to judgments inherent in the reserve estimation process it is possible the ultimate costs will differ from this estimate.
Warranty The Company provides product and service warranties which vary across its businesses. The types of warranties offered generally range from one year to limited lifetime, while certain products carry no warranty. Further, the Company sometimes incurs discretionary costs to service its products in connection with product performance issues. Historical warranty and service claim experience forms the basis for warranty obligations recognized. Adjustments are recorded to the warranty liability as new information becomes available. The Company believes the $67 million reserve for expected warranty claims as of January 2, 2010 is adequate, but due to judgments inherent in the reserve estimation process, including forecasting future product reliability levels and costs of repair as well as the estimated age of certain products submitted for claims, the ultimate claim costs may differ from the recorded warranty liability.
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

These lease programs are utilized primarily to reduce overall cost and to retain flexibility. The cash outflows for lease payments approximate the $15 million of rent expense recognized in fiscal 2009. As of January 2, 2010, the estimated fair value of assets and remaining obligations for these properties were $51 million and $44 million, respectively.
CAUTIONARY STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995
Certain statements contained in this Annual Report on Form 10-K that are not historical, including but not limited to those regarding the Company’s ability to: (i) complete the pending combination with Black & Decker; (ii) expect to complete the pending combination with Black & Decker on March 12, 2010; (iii) achieve a healthy capital structure and ample liquidity, with respect to the combined company following the completion of the pending combination with Black & Decker; (iv) achieve a comprehensive global offering in both hand and power tools, among other product offerings as a result of the pending Black & Decker transaction; (v) within three years, realize $350 million of annual cost synergies in connection with the pending Black & Decker transaction which will in turn help fuel future growth and cement global cost leadership; (vi) meet its long term capital allocation objectives pertaining to free cash flow including, targeting a strong investment grade credit rating, investing approximately 2/3 in acquisitions and growth and returning approximately 1/3 to shareowners (split approximately equally between the long-standing quarterly dividend and share buybacks); (vii) be a consolidator in the tool industry and to increase its relative weighting in emerging markets; (viii) grow its CDIY and Industrial businesses through innovative product development, brand support, an increased weighting in emerging markets and relentless focus on global cost competitiveness; (ix) further leverage SFS to generate ongoing improvements in working capital turns, cycle times, complexity reduction and customer service levels; (x) be lean, flexible and able to respond effectively to future demand fluctuations when sales recover; (xi) generate full year 2010 diluted EPS in the range of $3.00 — 3.25 per diluted share; (xii) generate free cash flow of approximately $300 - $350 million for 2010 which will be more than sufficient to meet its requirements for funding stock dividend, debt service and other matters; (xiii) enter into a new $700 million dollar credit facility and increase its commercial paper program by that same amount; (xiv) achieve A, Baa1, and A- credit rating for its senior unsecured debt from S&P, Moody’s and Fitch, respectively, and A-2, P-2 and F2 for its short term borrowings by S&P, Moody’s and Fitch, respectively, all following the consummation of the pending transaction with Black & Decker; (xv) maintain it historic dividend policy with a commitment to responsible and continued dividend growth; (xvi) maintain financial flexibility to invest in routine business needs, to make strategic acquisitions and to fund other initiatives; and (xvii) not incur a goodwill asset impairment in any of its reporting units over the next twelve months (collectively, the “Results”); are “forward looking statements” and subject to risk and uncertainty.
These forward looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of risks, uncertainties and important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in the forward looking statements include, without limitation, those set forth under Item 1A Risk Factors hereto or, with respect to Results that relate to the pending combination with Black & Decker, Black & Decker’s Annual Report on Form 10-K, and any material changes thereto set forth in any subsequent Quarterly Reports on Form 10-Q, those contained in the Company’s Registration Statement on Form S-4 related to the pending combination with Black & Decker, those contained in the Company’s or, with respect to Results that relate to the pending combination with Black & Decker, Black & Decker’s other filings with the Securities and Exchange Commission, and those set forth below.
The Company’s ability to deliver the Results is dependent, or based, upon: (i) the satisfaction of the conditions to closing the pending combination with Black & Decker, including, approval of the merger by Black & Decker shareholders, the approval of the issuance of Stanley common stock and certain amendments to the Company’s certificate of incorporation by the Company’s shareholders, and the satisfaction of customary closing conditions and regulatory approvals including clearance by the European Commission under the EC Merger Regulation and certain other foreign jurisdictions; (ii) the Company’s ability to effectively execute integration plans after the completion of the combination with Black & Decker; (iii) the Company’s ability to achieve the synergies, capitalize on growth opportunities and achieve the anticipated results of a combination with Black & Decker; (iv) the Company’s ability to expand convergent security, mechanical security, and industrial and automotive tool platforms through both organic growth and acquisitions; (v) generating net sales increase between 2% — 4% from 2009 levels; (vi) the non-recurrence of the $0.34 gain on the extinguishment of debt and the $0.22 charge per share related to the Black & Decker transaction costs; (vii) the resulting dilutive impact of the higher share count primarily associated with the issuance of approximately 6 million shares of common stock in May 2010 in connection with the Company’s equity unit hybrid instrument; (viii) the impact of approximately $0.20 — $0.25 per share related to an increased tax rate; (ix) the Company realizing the positive carryover effect of approximately $75 million related to cost actions taken in 2009 (partially offset by approximately $25 million of additional brand and Security related investments); (x) restructuring, impairment and related charges remaining relatively flat to those taken in 2009; (xi) almost no impact from price and inflation based on no significant increase in commodity levels; (xii) successful integration of businesses and acquisitions; (xiii) the continued acceptance of technologies used in the Company’s products and services; (xiv) the Company’s ability to manage existing Sonitrol franchisee and Mac Tools distributor relationships; (xv) the Company’s ability to minimize costs associated with any sale or discontinuance of a business or product line, including any severance, restructuring, legal or other costs; (xvi) the proceeds realized with respect to any business or product line disposals; (xvii) the extent of any asset impairments with respect to any businesses or product lines that are sold or discontinued as well as the Company’s ability to test and analyze the possibility of asset impairment; (xviii) the success of the Company’s efforts to manage freight costs, steel and other commodity costs; (xix) the Company’s ability to sustain or increase prices in order to, among other things, offset or mitigate the impact of steel, freight, energy, non-ferrous commodity and other commodity costs and any inflation increases; (xx) the Company’s ability to generate free cash flow and maintain a strong debt to capital ratio; (xxi) the Company’s ability to identify and effectively execute productivity improvements and cost reductions, while minimizing any associated restructuring charges; (xxii) the Company’s ability to obtain favorable settlement of routine tax audits; (xxiii) the ability of the Company to generate earnings sufficient to realize future income tax benefits during periods when temporary differences become deductible; (xxiv) the continued ability of the Company to access credit markets under satisfactory terms; and (xxv) the Company’s ability to negotiate satisfactory payment terms under which the Company buys and sells goods, services, materials and products.
The Company’s ability to deliver the Results is also dependent upon: (i) the success of the Company’s marketing and sales efforts; (ii) the ability of the Company to maintain or improve production rates in the Company’s manufacturing facilities, respond to significant changes in product demand and fulfill demand for new and existing products; (iii) the Company’s ability to continue improvements in working capital through effective management of accounts receivable and inventory levels; (iv) the ability to continue successfully managing and defending claims and litigation; (v) the success of the Company’s efforts to mitigate any cost increases generated by, for example, increases in the cost of energy or significant Chinese Renminbi or other currency appreciation; (vi) the geographic distribution of the Company’s earnings; and (vii) the commitment to and success of the Stanley Fulfillment System.
The Company’s ability to achieve the Results will also be affected by external factors. These external factors include: pricing pressure and other changes within competitive markets; the continued consolidation of customers particularly in consumer channels; inventory management pressures on the Company’s customers; the impact the tightened credit markets may have on the Company or its customers or suppliers; the extent to which the Company has to write off accounts receivable or assets or experiences supply chain disruptions in connection with bankruptcy filings by customers or suppliers; increasing competition; changes in laws, regulations and policies that affect the Company, including, but not limited to trade, monetary, tax and fiscal policies and laws; the timing and extent of any inflation or deflation; currency exchange fluctuations; the impact of dollar/foreign currency exchange and interest rates on the competitiveness of products and the Company’s debt program; the strength of the U.S. and European economies; the extent to which world-wide markets associated with homebuilding and remodeling stabilize and rebound; the impact of events that cause or may cause disruption in the Company’s manufacturing, distribution and sales networks such as war, terrorist activities, and political unrest; and recessionary or expansive trends in the economies of the world in which the Company operates, including, but not limited to, the extent and duration of the current recession in the US economy and fluctuations in the securities markets.
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
The Company incorporates by reference the material captioned “Market Risk” in Item 7 and the material in Note I, Derivative Financial Instruments, of the Notes to Consolidated Financial Statements in Item 8.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Item 15 for an index to Financial Statements and Financial Statement Schedules. Such Financial Statements and Financial Statement Schedules are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
The management of Stanley is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of Stanley’s internal control over financial reporting as of January 2, 2010. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework. Management concluded that based on its assessment, Stanley’s internal control over financial reporting was effective as of January 2, 2010. Ernst & Young LLP, the auditor of the financial statements included in this annual report, has issued an attestation report on the registrant’s internal control over financial reporting, a copy of which appears on page 47.
Under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer have concluded that, as of January 2, 2010, the Company’s disclosure controls and procedures are effective. There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended January 2, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this Item, except for certain information with respect to the Company’s Code of Ethics, the identification of the executive officers of the Company and any material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors, as set forth below, is incorporated herein by reference to the information set forth in the section of the Company’s definitive proxy statement (which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the close of the Company’s fiscal year) under the headings “Information Concerning Nominees for Election as Directors,” “Information Concerning Directors Continuing in Office,” “Board of Directors,” and “Section 16(a) — Beneficial Ownership Reporting Compliance.”
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

The following is a list of the executive officers of the Company as of February 19, 2010:

Date Elected to
Name, Age, Date of Birth	Office	Office
John F. Lundgren (58) (09/03/51)	Chairman and Chief Executive Officer. President, European Consumer Products, Georgia-Pacific Corporation (2000).	03/01/04

Donald Allan, Jr. (45) (3/21/64)	Vice President & Chief Financial Officer since January 1, 2009, Vice President & Corporate Controller (2002); Corporate Controller (2000); Assistant Controller (1999).	10/24/06

Jeffery D. Ansell (42) (01/05/68)	Vice President & President, Stanley Consumer Tools Group. President — Consumer Tools and Storage (2004); President of Industrial Tools & Storage (2002); Vice President — Global Consumer Tools Marketing (2001); Vice President Consumer Sales America (1999).	02/22/06

Michael A. Bartone (50) (07/17/59)	Vice President Corporate Tax since January 2002.	07/17/09

Bruce H. Beatt (57) (07/24/52)	Vice President, General Counsel and Secretary since October 2000.	10/09/00

D. Brett Bontrager (47) (10/27/62)	President, Convergent Security Solutions and Vice President, Business Development (2007); Vice President, Business Development (2004); Director, Business Development (2003).	08/01/08

Justin C. Boswell (42) (12/03/67)	Vice President & President, Mechanical Access Solutions since January 2007. President, Stanley Securities Solutions (2003). President Stanley Access Technologies (2000).	07/26/05

Jeff Chen (51) (08/22/58)	Vice President & President, Asia; Director, Asia Operations (2002); Managing Director, Thailand (1999).	04/27/05

Hubert Davis, Jr. (61) (08/28/48)	Senior Vice President, Business Transformation since 2006. Vice President, Chief Information Officer (June 2000). Chief Information Officer and e-commerce Leader (2000).	05/25/04

Craig A. Douglas (55) (02/17/55)	Vice President & Treasurer since January 2002. Treasurer 1998, Director Corporate Finance 1990.	07/17/09

James M. Loree (51) (06/14/58)	Executive Vice President and Chief Operating Officer since January 1, 2009. Executive Vice President Finance and Chief Financial Officer (1999).	07/19/99

Mark J. Mathieu (57) (02/20/52)	Vice President, Human Resources since September 1997.	09/17/97

ITEM 11.	EXECUTIVE COMPENSATION
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
The information required by Item 403 of Regulation S-K, is incorporated herein by reference to the information set forth under the sections entitled “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Directors and Officers”, and “Executive Compensation”, of the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
EQUITY COMPENSATION PLAN INFORMATION
Compensation plans under which the Company’s equity securities are authorized for issuance at January 2, 2010 follow:

	(A)	(B)	(C)
Number of securities
remaining available for
future issuance under
	Number of securities to		equity compensation
	be issued upon exercise of	Weighted-average	plans (excluding
	outstanding options	exercise price of	securities reflected in
Plan category	and stock awards	outstanding options	column (A))
Equity compensation plans approved by security holders	7,538,373 (1)	$39.75 (2)	7,187,480 (3)
Equity compensation plans not approved by security holders(4)	—	—	—
Total	7,538,373	$39.75	7,187,480 (3)

(1)	Consists of 5,839,417 shares underlying outstanding stock options (whether vested or unvested) with a weighted average exercise price of $39.75 and a weighted average term of 5.44 years; 1,518,346 shares underlying time-vesting restricted stock units that have not yet vested and the maximum number of shares that will be issued pursuant to outstanding long term performance awards if all established goals are met; and 180,610 of shares earned but related to which participants elected deferred of delivery. All stock-based compensation plans are discussed in Note J, Capital Stock, of the Notes to the Consolidated Financial Statements in Item 8.

(2)	There is no cost to the recipient for shares issued pursuant to time-vesting restricted stock units or long term performance awards. Because there is no strike price applicable to these stock awards they are excluded from the weighted-average exercise price which pertains solely to outstanding stock options.

(3)	Consists of 3,100,855 of shares available for purchase under the employee stock purchase plan (“ESPP”) at the election of employees, and 4,086,625 securities available for future grants by the board of directors under stock-based compensation plans. Note that the comparable figures presented on page 130 of the Company’s Registration Statement on Form S-4, filed February 2, 2010, do not include the 3,100,855 shares of common stock available for issuance under the ESPP which are included in the figures presented herein. In accordance with the terms of such Registration Statement, the figures presented herein are automatically incorporated by reference into such Registration Statement and supersede and update the data presented therein.

(4)	There is a non-qualified deferred tax savings plan for highly compensated salaried employees which mirrors the qualified plan provisions, but was not specifically approved by security holders. U.S. employees are eligible to contribute from 1% to 15% of their salary to a tax deferred savings plan as described in the ESOP section of Item 8 Note L, Employee Benefit Plans, to the Consolidated Financial Statements of this Form 10-K. Prior to 2009, Stanley contributed an amount equal to one half of the employee contribution up to the first 7% of salary. In 2009, an employer match benefit was provided under the plan equal to one-quarter of each employee’s tax-deferred contribution up to the first 7% of their compensation. The investment of the employee’s contribution and the Company’s contribution was controlled by the employee participating in the plan and may include an election to invest in Company stock. The same matching arrangement was provided for highly compensated salaried employees in the “non-qualified” plan, except that the arrangement for these employees is outside of the ESOP, and is not funded in advance of distributions. Shares of the Company’s common stock may be issued at the time of a distribution from the plan. The number of securities remaining available for issuance under the plan at January 2, 2010 is not determinable, since the plan does not authorize a maximum number of securities.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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

1. and 2. Financial Statements and Financial Statement Schedules.

The response to this portion of Item 15 is submitted as a separate section of this report beginning with an index thereto on page 43.

3. Exhibits

See Exhibit Index in this Form 10-K on page 88.

(b)	See Exhibit Index in this Form 10-K on page 88.

(c)	The response in this portion of Item 15 is submitted as a separate section of this Form 10-K with an index thereto beginning on page 43.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE STANLEY WORKS

By:	/s/ John F. Lundgren John F. Lundgren, Chairman and Chief Executive Officer

Date: February 19, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John F. Lundgren John F. Lundgren	Chairman and Chief Executive Officer and Director	February 19, 2010

/s/ Donald Allan, Jr. Donald Allan, Jr.	Vice President and Chief Financial Officer and Principal Accounting Officer	February 19, 2010

*	Director	February 19, 2010
John G. Breen

*	Director	February 19, 2010
Patrick D. Campbell

*	Director	February 19, 2010
Carlos M. Cardoso

*	Director	February 19, 2010
Virgis W. Colbert

*	Director	February 19, 2010
Robert B. Coutts

*	Director	February 19, 2010
Eileen S. Kraus

*	Director	February 19, 2010
Marianne M. Parrs

*	Director	February 19, 2010
Lawrence A. Zimmerman

*By:	/s/ Bruce H. Beatt
Bruce H. Beatt
(As Attorney-in-Fact)

FORM 10-K
ITEM 15(a) (1) AND (2)
THE STANLEY WORKS AND SUBSIDIARIES
Selected Quarterly Financial Data (Unaudited) (Page 87).
Consent of Independent Registered Public Accounting Firm and Report on Schedule (Exhibit 23).
All other schedules are omitted because either they are not applicable or the required information is shown in the financial statements or the notes thereto.

Schedule II — Valuation and Qualifying Accounts
The Stanley Works and Subsidiaries
Fiscal years ended January 2, 2010, January 3, 2009, December 29, 2007
(Millions of Dollars)

		ADDITIONS
		Charged to	(b) Charged
	Beginning	Costs and	To Other	(a)	Ending
Description	Balance	Expenses	Accounts	Deductions	Balance
Allowance for Doubtful Accounts:
Year Ended 2009
Current	$39.8	$13.7	$0.2	$21.8	$31.9
Non-current	0.5	0.3	2.4	—	3.2
Year Ended 2008
Current	$40.3	$17.5	$6.1	$24.1	$39.8
Non-current	0.8	0.1	(0.4)	—	0.5
Year Ended 2007
Current	$33.3	$9.3	$5.5	$7.8	$40.3
Non-current	2.0	—	(0.7)	0.5	0.8
Tax Valuation Allowance:
Year Ended 2009	$23.5	$2.4	$0.7	$2.2	$24.4
Year Ended 2008	27.3	2.5	(2.1)	4.2	23.5
Year Ended 2007	26.8	3.4	1.7	4.6	27.3

(a)	With respect to the allowance for doubtful accounts, represents amounts charged-off, less recoveries of accounts previously charged-off.

(b)	Represents foreign currency translation impact, acquisitions, and net transfers to / from other accounts.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of The Stanley Works is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of The Stanley Works’ internal control over financial reporting as of January 2, 2010. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework. Management concluded that based on its assessment, The Stanley Works’ internal control over financial reporting was effective as of January 2, 2010. Ernst & Young LLP, the auditor of the financial statements included in this annual report, has issued an attestation report on the registrant’s internal control over financial reporting, a copy of which appears on page 47.

/s/ John F. Lundgren John F. Lundgren, Chairman and Chief Executive Officer

/s/ Donald Allan Jr. Donald Allan Jr., Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of The Stanley Works
We have audited the accompanying consolidated balance sheets of The Stanley Works and subsidiaries as of January 2, 2010 and January 3, 2009, and the related consolidated statements of operations, changes in shareowners’ equity, and cash flows for each of the three fiscal years in the period ended January 2, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Stanley Works and subsidiaries at January 2, 2010 and January 3, 2009, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 2, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note A to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (FASB) Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (codified in ASC 470-20, Debt with Conversion and Other Options), FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (codified in ASC 810, Consolidation), and FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (codified in ASC 260, Earnings Per Share), all effective for the Company on January 4, 2009. As discussed in Note Q to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109 (codified in FASB ASC 740, Income Taxes), effective for the Company on December 31, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Stanley Works’ internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young, LLP
Hartford, Connecticut
February 19, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of The Stanley Works
We have audited The Stanley Works’ internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Stanley Works’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, The Stanley Works maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Stanley Works’ and subsidiaries as of January 2, 2010 and January 3, 2009, and the related consolidated statements of operations, changes in shareowners’ equity, and cash flows for each of the three fiscal years in the period ended January 2, 2010 and our report dated February 19, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young, LLP
Hartford, Connecticut
February 19, 2010

Consolidated Statements of Operations
Fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007
(In Millions of Dollars, except per share amounts)

	2009	2008	2007
Net Sales	$3,737.1	$4,426.2	$4,360.5
Costs and Expenses
Cost of sales	$2,228.8	$2,754.8	$2,707.5
Selling, general and administrative	1,014.4	1,090.0	1,029.1
Provision for doubtful accounts	14.0	17.6	9.3
Other-net	139.1	111.6	84.8
Restructuring charges and asset impairments	40.7	85.5	12.8
Gain on debt extinguishment	(43.8)	(9.4)	—
Interest income	(3.1)	(9.2)	(5.1)
Interest expense	63.7	92.1	92.8

	$3,453.8	$4,133.0	$3,931.2
Earnings from continuing operations before income taxes	283.3	293.2	429.3
Income taxes on continuing operations	54.5	72.5	106.8

Earnings from continuing operations	$228.8	$220.7	$322.5
Less: Net earnings attributable to noncontrolling interests	2.0	1.7	1.9

Net earnings from continuing operations attributable to The Stanley Works	226.8	219.0	320.6

Earnings (loss) from discontinued operations before income taxes	(5.8)	132.8	16.5
Income taxes (benefit) on discontinued operations	(3.3)	44.9	5.2

Net (loss) earnings from discontinued operations	$(2.5)	$87.9	$11.3

Net Earnings Attributable to The Stanley Works	$224.3	$306.9	$331.9

Basic earnings per share of common stock:
Continuing operations	$2.84	$2.77	$3.89
Discontinued operations	(0.03)	1.11	0.14

Total basic earnings per share of common stock	$2.81	$3.88	$4.03

Diluted earnings per share of common stock:
Continuing operations	$2.82	$2.74	$3.82
Discontinued operations	(0.03)	1.10	0.13

Total diluted earnings per share of common stock	$2.79	$3.84	$3.95

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
January 2, 2010 and January 3, 2009
(Millions of Dollars)

	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$400.7	$211.6
Accounts and notes receivable, net	532.0	677.7
Inventories, net	366.2	514.7
Prepaid expenses	73.2	45.5
Other current assets	39.8	48.5

Total Current Assets	1,411.9	1,498.0
Property, Plant and Equipment, net	575.9	579.8
Goodwill	1,818.4	1,739.2
Customer Relationships, net	413.4	482.3
Trade Names, net	331.1	333.6
Other Intangible Assets, net	31.9	41.0
Other Assets	186.5	192.7

Total Assets	$4,769.1	$4,866.6

Liabilities and Shareowners’ Equity
Current Liabilities
Short-term borrowings	$90.4	$213.8
Current maturities of long-term debt	208.0	13.9
Accounts payable	410.1	461.5
Accrued expenses	483.5	504.0

Total Current Liabilities	1,192.0	1,193.2
Long-Term Debt	1,084.7	1,383.8
Deferred Taxes	120.4	119.5
Other Liabilities	360.5	445.3
Shareowners’ Equity
The Stanley Works Shareowners’ Equity
Preferred stock, without par value:
Authorized and unissued 10,000,000 shares	—	—
Common stock, par value $2.50 per share:
Authorized 200,000,000 shares
Issued 92,343,410 shares in 2009 and 2008	230.9	230.9
Retained earnings	2,295.5	2,199.9
Additional paid in capital	126.7	91.5
Accumulated other comprehensive loss	(76.5)	(152.0)
ESOP	(80.8)	(87.2)

	2,495.8	2,283.1
Less: cost of common stock in treasury (11,864,786 shares in 2009 and 13,467,376 shares in 2008)	509.7	576.8

The Stanley Works Shareowners’ Equity	1,986.1	1,706.3
Non-controlling interests	25.4	18.5

Total Shareowners’ Equity	2,011.5	1,724.8

Total Liabilities and Shareowners’ Equity	$4,769.1	$4,866.6

See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows
January 2, 2010, January 3, 2009 and December 29, 2007
(Millions of Dollars)

	2009	2008	2007
Operating Activities:
Net earnings	$226.3	$308.6	$333.8
Less: net earnings attributable to noncontrolling interest	2.0	1.7	1.9

Net earnings attributable to The Stanley Works	$224.3	$306.9	$331.9
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	200.1	183.0	162.2
Pre-tax (gain) loss on sale of businesses	1.6	(126.5)	—
Asset impairments	6.8	17.1	2.6
Stock based compensation expense	20.7	13.9	14.1
Provision for doubtful accounts	14.0	17.6	9.3
Other non-cash items	(16.1)	71.1	27.5
Changes in operating assets and liabilities:
Accounts receivable	130.5	129.1	(30.6)
Inventories	152.8	26.5	47.4
Accounts payable	(57.3)	(32.9)	34.9
Accrued expenses	(62.0)	12.7	(47.9)
Income taxes (includes taxes on gain on sale of business)	16.2	(17.3)	14.4
Other current assets	(24.8)	(12.7)	5.2
Long-term receivables	(24.4)	(16.6)	(5.0)
Retirement liabilities	(17.4)	(22.9)	(22.3)
Other	(25.6)	(32.4)	0.4

Net cash provided by operating activities	539.4	516.6	544.1
Investing Activities:
Capital expenditures	(72.9)	(94.6)	(65.5)
Capitalized software	(20.5)	(46.2)	(21.4)
Proceeds from sales of assets	2.5	4.3	17.6
Business acquisitions	(24.3)	(575.0)	(642.5)
Proceeds from sales of businesses	—	204.6	—
Net investment hedge terminations	—	19.1	—
Other	—	23.2	(5.1)

Net cash used in investing activities	(115.2)	(464.6)	(716.9)
Financing Activities:
Payments on long-term debt	(64.5)	(44.9)	(227.6)
Proceeds from long-term borrowings	—	249.7	529.9
Convertible notes hedge premium	—	0.1	(49.3)
Net proceeds (repayments) on short-term borrowings	(119.9)	(73.5)	192.3
Debt issuance costs and interest rate swap terminations	—	14.7	(12.1)
Stock purchase contract fees, net of partial extinguishment	(15.2)	(11.1)	(10.4)
Purchase of common stock for treasury	(2.6)	(103.3)	(206.9)
Net premium (paid) and settlement of equity option	(9.2)	—	—
Proceeds from issuance of common stock and warrants	61.2	19.1	96.5
Cash dividends on common stock	(103.6)	(99.0)	(99.8)
Other	4.8	—	(2.0)

Net cash (used in) provided by financing activities	(249.0)	(48.2)	210.6
Effect of exchange rate changes on cash	13.9	(32.6)	26.0

Increase (Decrease) in cash and cash equivalents	189.1	(28.8)	63.8
Cash and cash equivalents, beginning of year	211.6	240.4	176.6

Cash and cash equivalents, end of year	$400.7	$211.6	$240.4

Consolidated Statements of Changes in Shareowners’ Equity
Fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007
(Millions of Dollars, Except Per Share Amounts)

				Accumulated
		Additional		Other			Non-
	Common	Paid In	Retained	Comprehensive		Treasury	Controlling	Shareowners’
	Stock	Capital	Earnings	Income (Loss)	ESOP	Stock	Interest	Equity
Balance December 30, 2006	$230.9	86.6	$1,797.0	$(82.3)	$(100.9)	$(382.8)	$18.7	$1,567.2
Comprehensive income:
Net earnings			331.9				1.9	333.8
Less: Redeemable interest reclassified to liabilities							(0.4)	(0.4)
Currency translation adjustment and other				102.1				102.1
Cash flow hedge, net of tax				0.7				0.7
Change in pension, net of tax				26.7				26.7

Total comprehensive income			331.9	129.5			1.5	462.9
Cash dividends declared-$1.22 per share			(99.8)					(99.8)
Cash dividends declared to noncontrolling interests							(2.0)	(2.0)
Issuance of common stock		(4.3)	(12.0)			84.9		68.6
Repurchase of common stock (3,786,813 shares)						(206.9)		(206.9)
Adoption of FIN 48			(13.5)					(13.5)
Convertible notes hedge, net of tax benefit		(36.3)						(36.3)
Convertible option feature of convertible notes		33.7						33.7
Issuance of stock warrants		18.8						18.8
Equity purchase contract and issuance costs		(56.7)						(56.7)
Other, stock-based compensation related		14.1						14.1
Tax benefit related to stock options exercised		12.8						12.8
ESOP and related tax benefit			2.2		7.1			9.3

Balance December 29, 2007	230.9	68.7	2,005.8	47.2	(93.8)	(504.8)	18.2	1,772.2
Comprehensive income:
Net earnings			306.9				1.7	308.6
Less: Redeemable interest reclassified to liabilities							(0.5)	(0.5)
Currency translation adjustment and other				(158.1)				(158.1)
Cash flow hedge, net of tax				(0.3)				(0.3)
Change in pension, net of tax				(40.8)				(40.8)

Total comprehensive income			306.9	(199.2)			1.2	108.9
Cash dividends declared-$1.26 per share			(99.0)					(99.0)
Cash dividends declared to noncontrolling interests							(0.9)	(0.9)
Issuance of common stock			(16.0)			31.3		15.3
Repurchase of common stock (2,240,451 shares)						(103.3)		(103.3)
Tax benefit on convertible notes hedge		1.0						1.0
Equity unit repurchase		4.7						4.7
Other, stock-based compensation related		13.9						13.9
Tax benefit related to stock options exercised		3.2						3.2
ESOP and related tax benefit			2.2		6.6			8.8

Balance January 3, 2009	$230.9	91.5	$2,199.9	$(152.0)	$(87.2)	$(576.8)	$18.5	$1,724.8
Comprehensive income:
Net earnings			224.3				2.0	226.3
Currency translation adjustment and other				77.1				77.1
Change in pension, net of tax				(1.6)				(1.6)

Total comprehensive income			224.3	75.5			2.0	301.8
Cash dividends declared-$1.30 per share			(103.6)					(103.6)
Issuance of common stock		(6.9)	(27.1)			95.1		61.1
Repurchase of common stock (62,336 shares)						(2.6)		(2.6)
Net premium paid and settlement of equity option		16.2				(25.4)		(9.2)
Formation of joint venture							4.9	4.9
Stock-based compensation and other		20.7						20.7
Tax benefit related to stock options exercised		5.2						5.2
ESOP and related tax benefit			2.0		6.4			8.4

Balance January 2, 2010	$230.9	126.7	$2,295.5	$(76.5)	$(80.8)	$(509.7)	25.4	2,011.5

Notes to Consolidated Financial Statements
A. SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION The Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries which require consolidation, after the elimination of intercompany accounts and transactions. The Company’s fiscal year ends on the Saturday nearest to December 31. There were 52, 53 and 52 weeks in the fiscal years 2009, 2008 and 2007 respectively.
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
FOREIGN CURRENCY TRANSLATION For foreign operations with functional currencies other than the U.S. dollar, asset and liability accounts are translated at current exchange rates; income and expenses are translated using weighted-average exchange rates. Resulting translation adjustments are reported in a separate component of shareowners’ equity. Exchange gains and losses on transactions are included in earnings, and amounted to a net gain of $0.7 million for 2009, a net gain of $2.0 million in 2008 and a net loss of $1.4 million for 2007.
CASH EQUIVALENTS Highly liquid investments with original maturities of three months or less are considered cash equivalents.
ACCOUNTS AND NOTES RECEIVABLE Trade receivables are stated at gross invoice amount less discounts, other allowances and provision for uncollectible accounts.
ALLOWANCE FOR DOUBTFUL ACCOUNTS The Company estimates its allowance for doubtful accounts using two methods. First, a specific reserve is established for individual accounts where information indicates the customers may have an inability to meet financial obligations. Second, a reserve is determined for all customers based on a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. Actual write-offs are charged against the allowance when collection efforts have been unsuccessful.
INVENTORIES U.S inventories are predominantly valued at the lower of Last-In First-Out (“LIFO”) cost or market because the Company believes it results in better matching of costs and revenues. Other inventories are valued at the lower of First-In, First-Out (“FIFO”) cost or market because LIFO is not permitted for statutory reporting outside the U.S. See Note C, Inventory, for a quantification of the LIFO impact on inventory valuation.
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

Useful Life
(Years)
Land improvements	10—20
Buildings	40
Machinery and equipment	3—15
Computer software	3—5
Leasehold improvements are depreciated over the shorter of the estimated useful life or the term of the lease.
The Company reports depreciation and amortization of property, plant and equipment in cost of sales and selling, general and administrative expenses based on the nature of the underlying assets. Depreciation and amortization related to the production of inventory and delivery of services is recorded in cost of sales. Depreciation and amortization related to distribution center activities, selling and support functions are reported in selling, general and administrative expenses.
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
GOODWILL AND OTHER INTANGIBLE ASSETS Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Intangible assets acquired are recorded at estimated fair value. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are tested for impairment annually during the third quarter, and at any time when events suggest an impairment more likely than not has occurred. To assess goodwill for impairment, the Company determines the fair value of its reporting units, which are primarily determined using management’s assumptions about future cash flows based on long-range strategic plans. This approach incorporates many assumptions including future growth rates, discount factors and tax rates. In the event the carrying value of a reporting unit exceeded its fair value, an impairment loss would be recognized to the extent the carrying amount of the reporting unit’s goodwill exceeded the implied fair value of the goodwill. Indefinite-lived intangible asset carrying amounts are tested for impairment by comparing to current fair market value, usually determined by the estimated cost to lease the asset from third parties. Intangible assets with definite lives are amortized over their estimated useful lives generally using an accelerated method. Under this accelerated method, intangible assets are amortized reflecting the pattern over which the economic benefits of the intangible assets are consumed. Definite-lived intangible assets are also evaluated for impairment when impairment indicators are present. If the carrying value exceeds the total undiscounted future cash flows, a discounted cash flow analysis is performed to determine the fair value of the asset. If the carrying value of the asset were to exceed the fair value, it would be written down to fair value. No goodwill or other intangible asset impairments were recorded during 2009, 2008 or 2007.
FINANCIAL INSTRUMENTS Derivative financial instruments are employed to manage risks, including foreign currency and interest rate exposures, and are not used for trading or speculative purposes. The Company recognizes all derivative instruments, such as interest rate swap agreements, foreign currency options, and foreign exchange contracts, in the Consolidated Balance Sheets at fair value. Changes in the fair value of derivatives are recognized periodically either in earnings or in Shareowners’ Equity as a component of other comprehensive income, depending on whether the derivative financial instrument is undesignated or qualifies for hedge accounting, and if so, whether it qualifies as a fair value, cash flow, or net investment hedge. Changes in the fair value of derivatives accounted for as fair value hedges are recorded in earnings along with the changes in the fair value of the hedged items. Gains and losses on derivatives designated as cash flow hedges, to the extent they are effective, are recorded in other comprehensive income, and subsequently reclassified to earnings to offset the impact of the hedged items when they occur. In the event it becomes probable the forecasted transaction to which a cash flow hedge relates will not occur, the derivative would be terminated and the amount in other comprehensive income would generally be recognized in earnings. Changes in the fair value of derivatives used as hedges of the net investment in foreign operations are reported in other comprehensive income. Changes in the fair value of derivatives not designated as hedges under FASB Accounting Standards Codification, (“ASC”) 815 “Derivatives and Hedging” (“ASC 815”), and any portion of a hedge that is considered ineffective, are reported in earnings in the same caption where the hedged items are recognized.
The net interest paid or received on interest rate swaps is recognized as interest expense. Gains and losses resulting from the early termination of interest rate swap agreements are deferred and amortized as adjustments to interest expense over the remaining period of the debt originally covered by the terminated swap.
REVENUE RECOGNITION General: Revenue is recognized when the earnings process is complete, collectability is reasonably assured, and the risks and rewards of ownership have transferred to the customer, which generally occurs upon shipment of the finished product but sometimes is upon delivery to customer facilities.
Provisions for customer volume rebates, product returns, discounts and allowances are recorded as a reduction of revenue in the same period the related sales are recorded. Consideration given to customers for cooperative advertising is recognized as a reduction of revenue except to the extent that there is an identifiable benefit and evidence of the fair value of the advertising, in which case the expense is classified as Selling, general, and administrative expense.
Multiple Element Arrangements: In 2009, approximately $900 million in revenues were generated by multiple element arrangements, primarily in the Security segment. These sales contracts typically consist of products sold and installed by the Company at the customer location. Revenue from equipment sales is generally recognized once installation is complete. Certain sales agreements also include maintenance and monitoring services pertaining to the installed equipment. Service revenue is recognized ratably over the contract term as services are rendered.

Customer billings for equipment not yet installed and for monitoring services not yet rendered are deferred to the extent paid in advance by customers.
When a sales agreement involves multiple elements, deliverables are separately identified and consideration is allocated based on their relative fair values in accordance ASC 605-25, “Revenue Recognition — Multiple-Element Arrangements”. Fair value is generally determined by reference to the prices charged in stand-alone transactions.
COST OF SALES AND SELLING, GENERAL & ADMINISTRATIVE Cost of sales includes the cost of products and services provided reflecting costs of manufacturing and preparing the product for sale. These costs include expenses to acquire and manufacture products to the point that they are allocable to be sold to customers and costs to perform services pertaining to service revenues (e.g. installation of security systems, automatic doors, and security monitoring costs). Cost of sales is primarily comprised of inbound freight, direct materials, direct labor as well as overhead which includes indirect labor, facility and equipment costs. Cost of sales also includes quality control, procurement and material receiving costs as well as internal transfer costs. Selling general and administrative (“SG&A”) costs include the cost of selling products as well as administrative function costs. These expenses generally represent the cost of selling and distributing the products once they are available for sale and primarily include salaries and commissions of the Company’s sales force, distribution costs, notably salaries and facility costs, as well as administrative expense for certain support functions and related overhead.
ADVERTISING COSTS Television advertising is expensed the first time the advertisement airs, whereas other advertising is expensed as incurred. Advertising costs are classified in SG&A and amounted to $30.8 million in 2009, $39.3 million in 2008 and $42.1 million in 2007. Expense pertaining to cooperative advertising with customers reported as a reduction of net sales was $23.3 million in 2009, $29.0 million in 2008 and $28.0 million in 2007. Cooperative advertising with customers classified as SG&A expense amounted to $5.7 million in 2009, $6.6 million in 2008, and $5.9 million in 2007.
ACQUISITION COSTS In fiscal 2009 costs associated with new business acquisitions are expensed as incurred as required under SFAS No. 141(R), “Business Combinations,” (“FAS 141(R)”) codified in ASC 805, “Business Combinations” (“ASC 805”). Refer to the section entitled New Accounting Standards also included within Note A for further details. Certain costs directly related to acquisitions including legal, audit and other fees, were recorded to goodwill for all acquisitions consummated during 2008 and earlier years as required under previous accounting rules.
SALES TAXES Sales and value added taxes collected from customers and remitted to governmental authorities are excluded from Net sales reported in the Consolidated Statements of Operations.
SHIPPING AND HANDLING COSTS The Company generally does not bill customers for freight. Shipping and handling costs associated with inbound freight are reported in cost of sales. Shipping costs associated with outbound freight are reported as a reduction of Net sales and amounted to $87.1 million, $129.7 million and $130.1 million in 2009, 2008 and 2007, respectively. Distribution costs are classified as SG&A and amounted to $102.2 million, $122.2 million and $128.7 million in 2009, 2008 and 2007, respectively.
STOCK-BASED COMPENSATION Compensation cost relating to stock-based compensation grants is recognized on a straight-line basis over the vesting period, which is generally four years. The expense for stock options and restricted stock units awarded to retirement eligible employees (those aged 55 and over, and with 10 or more years of service) is recognized by the date they become retirement eligible.
INCOME TAXES Income tax expense is based on reported earnings before income taxes. Interest and penalties related to income taxes are classified as Income taxes on continuing operations in the Consolidated Statements of Operations. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized.
EARNINGS PER SHARE Basic earnings per share equals net earnings attributable to The Stanley Works, less earnings allocated to restricted stock units with non-forfeitable dividend rights, divided by weighted-average shares outstanding during the year. Diluted earnings per share include the impact of common stock equivalents using the treasury stock method when the effect is dilutive.

SUBSEQUENT EVENTS The Company has evaluated subsequent events through February 19, 2010, the date of issuance of the Company’s annual financial statements.
NEW ACCOUNTING STANDARDS
Implemented:
In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 168”) codified in ASC 105, “Generally Accepted Accounting Principles” (“ASC 105”), which establishes the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative generally accepted accounting principles. The Codification superseded all then-existing non-SEC accounting and reporting standards. The issuance of this statement does not change generally accepted accounting principles; it has, however, changed the applicable citations and naming conventions used when referencing generally accepted accounting principles. The adoption of SFAS 168 has had no impact on the Company’s consolidated financial statements.
In May 2008, the FASB issued Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” (“FSP APB 14-1”) codified in ASC 470-20 “Debt with Conversion and Other Options” which applies to convertible debt instruments that have a “net settlement feature” permitting settlement partially or fully in cash upon conversion. The guidance requires issuers of such convertible debt securities to separately account for the liability and equity components in a manner that reflects the issuer’s nonconvertible, unsecured debt borrowing rate. The FSP requires bifurcation of a component of the debt into equity, representative of the approximate fair value of the conversion feature at inception, and the amortization of the resulting debt discount to interest expense in the Consolidated Statements of Operations. The FSP was effective for the Company beginning in January 2009 and has been applied retrospectively, as required. The impact of adoption of the FSP at the March 2007 issuance date of the $330.0 million of Convertible Notes was a $54.9 million decrease in Long-term debt, a $20.9 million increase in associated deferred tax liabilities pertaining to the interest accretion, and a $0.3 million reclassification of debt issuance costs, net of tax, related to the conversion option feature of the Convertible Notes, totaling a $33.7 million increase to Shareowners’ equity. As described more fully in Note H, Long-Term Debt and Financing Arrangements, the Company repurchased and thereby extinguished $10.0 million of the Convertible Notes. As a result, the debt discount was reduced by $1.2 million and Shareowners’ equity decreased $0.7 million net of tax. The remaining $53.7 million debt discount is being amortized to interest expense using the effective interest method through the Convertible Notes maturity in May 2012. Interest accretion to be recognized under the FSP in each year is as follows: $7.7 million in 2007; $10.3 million in 2008; $10.2 million in 2009; $10.6 million in 2010; $11.0 million in 2011; and $3.9 million in 2012. The net earnings impact of the interest accretion recognized in accordance with the FSP was $6.3 million, or 8 cents per diluted share for the year ended January 2, 2010, $6.4 million or 8 cents per diluted share for the year ended January 3, 2009 and $4.8 million or 6 cents per diluted share for the year ended December 27, 2007. Refer to Note H Long-Term Debt and Financing Arrangements for further details.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) codified in ASC 820, “Fair Value Measurement and Disclosure” (“ASC 820”). SFAS 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. SFAS 157 indicates that an exit value (selling price) should be utilized in fair value measurements rather than an entrance value, or cost basis, and that performance risks, such as credit risk, should be included in the measurements of fair value even when the risk of non-performance is remote. SFAS 157 also clarifies the principle that fair value measurements should be based on assumptions the marketplace would use when pricing an asset whenever practicable, rather than company-specific assumptions. In February 2008, the FASB issued FSP No. 157-1 and 157-2, which respectively removed leasing transactions and deferred its effective date for one year relative to nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Accordingly, in fiscal 2008 the Company applied SFAS 157 guidance to: (i) all applicable financial assets and liabilities; and (ii) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually). In January 2009, the Company applied this guidance to all remaining assets and liabilities measured on a non-recurring basis at fair value. The adoption of SFAS 157 for these items did not have an effect on the Company. Refer to Note M, Fair Value Measurements for disclosures relating to ASC 820.
In June 2008, the FASB issued EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“EITF 03-6-1”) codified in ASC 260, “Earnings Per Share”. Under EITF 03-6-1, unvested share-based payment awards with rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities that must be included in the two-class method of computing EPS. In 2007 and earlier years the Company granted restricted stock units (“RSUs”) to certain executives with non-forfeitable dividend rights which are considered participating securities under EITF 03-6-1.

Approximately 80,000, 118,000 and 144,000 of these RSUs were outstanding at the end of 2009, 2008, and 2007, respectively. The Company adopted EITF 03-6-1 as of January 3, 2009 and calculated basic and diluted earnings per share under both the treasury stock method and the two-class method for all periods presented. There was no difference in the earnings per share under the two methods for the fiscal years 2009, 2008 and 2007 and the treasury stock method continues to be reported as detailed in Note J Capital Stock.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) codified in ASC 805, “Business Combinations”. SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition), establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the information needed to evaluate and understand the nature and effect of the business combination. This statement applies to all transactions or other events in which the acquirer obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. For new acquisitions made following the adoption of SFAS 141(R), significant costs directly related to the acquisition including legal, audit and other fees, as well as most acquisition-related restructuring, must be expensed as incurred. For the year ended January 2, 2010 the Company expensed $24.1 million of acquisition-related costs. Additionally, as part of SFAS 141(R) contingent purchase price arrangements (also known as earn-outs) must be re-measured to estimated fair value with the impact reported in earnings. With respect to all acquisitions, including those consummated in prior years, changes in tax reserves pertaining to resolution of contingencies or other post acquisition developments are recorded to earnings rather than goodwill. SFAS 141(R) was applied to the Company’s business combinations completed in fiscal 2009.
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interest in Consolidated Financial Statements — an amendment of ARB No. 51,” (“SFAS 160”) codified in ASC 810, “Consolidation”. SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 has been applied beginning in fiscal 2009 as required and the presentation and disclosure requirements have been applied retrospectively as required for all periods presented. As a result of the implementation of SFAS 160, $25.4 million, $18.5 million, and $18.2 million relating to noncontrolling interests as of January 2, 2010, January 3, 2009, and December 29, 2007, respectively, are recorded in noncontrolling interests within Equity.
Not Yet Implemented:
In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements”. This ASU eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the consideration that is attributable to items that already have been delivered. This may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under the current requirements. Additionally, under the new guidance, the relative selling price method is required to be used in allocating consideration between deliverables and the residual value method will no longer be permitted. This ASU is effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal 2011 although early adoption is permitted. A company may elect, but will not be required, to adopt the amendments in this ASU retrospectively for all prior periods. Management is currently evaluating the requirements of this ASU and has not yet determined the impact, if any, that it will have on the consolidated financial statements.
In December 2009, the FASB issued ASU No. 2009-16, “Accounting for Transfers of Financial Assets”. This ASU eliminates the concept of a “qualifying special-purpose entity,” clarifies when a transferor of financial assets has surrendered control over the transferred financial assets, defines specific conditions for reporting a transfer of a portion of a financial asset as a sale, requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale, and requires enhanced disclosures to provide financial statement users with greater transparency about a transferor’s continuing involvement with transferred financial assets. This ASU is effective for fiscal years beginning after November 15, 2009. The Company has evaluated the ASU and does not believe it will have a material impact on the consolidated financial statements.
In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” This ASU eliminates the concept of a “qualifying special-purpose entity”, replaces the quantitative approach for determining which enterprise has a controlling financial interest in a variable interest entity with a qualitative approach focused on identifying which enterprise has a controlling financial interest through the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. Additionally, this ASU requires enhanced disclosures that will provide users of financial statements with more information about an enterprise’s involvement in a variable interest entity. This ASU is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the ASU, but does not believe it will have a significant impact on the consolidated financial statements.

RECLASSIFICATIONS Certain prior year amounts have been reclassified to conform to the current year presentation.
B. ACCOUNTS AND NOTES RECEIVABLE

(Millions of Dollars)	2009	2008
Trade accounts receivable	$486.4	$643.3
Trade notes receivable	45.7	38.9
Other accounts receivables	31.8	35.3

Gross accounts and notes receivable	563.9	717.5
Allowance for doubtful accounts	(31.9)	(39.8)

Net short-term accounts and notes receivable	$532.0	$677.7

Long-term trade notes receivable, net	$93.2	$60.6

Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries. Adequate reserves have been established to cover anticipated credit losses. Long-term trade notes receivable are predominately related to certain security equipment sales and are reported within Other assets in the Consolidated Balance Sheets.
In December 2009, the Company entered into an accounts receivable sale program that is scheduled to expire on December 28, 2010, whereby it is required to sell certain of its trade accounts receivables at fair value to a wholly-owned, bankruptcy-remote special purpose subsidiary (“BRS”). The BRS, in turn, must sell such receivables to a third-party financial institution (“Purchaser”) for cash and a deferred purchase price receivable. The Purchaser’s maximum cash investment in the receivables at any time is $100.0 million. The purpose of the program is to provide liquidity to the Company. The Company accounts for these transfers as sales under ASC 860 “Transfers and Servicing”. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred purchase price receivable. At January 2, 2010 the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.
The $56.1 million initial sale of net receivables resulted in $35.1 million of cash proceeds, a $0.7 million pre-tax loss (inclusive of set up fees), and a $20.8 million current deferred purchase price receivable from the Purchaser. The deferred purchase price receivable will be repaid in cash as receivables are collected, generally within 30 days. The Company’s risk of loss following the sale of the receivables is limited to the deferred purchase price. Cash flows related to new transfers, collections of previously sold receivables and all fees are settled one month in arrears, and as such there were no additional cash flows in 2009 related to subsequent sales. Subsequent 2009 sales of net receivables amounted to $36.7 million, which resulted in a $0.1 million pre-tax loss. The deferred purchase price at January 2, 2010 totaled $17.7 million. Delinquencies and credit losses on receivables sold in 2009 were nominal.
Previously, the Company had agreements to sell, on a revolving basis, undivided interests in defined pools of accounts receivable to a Qualified Special Purpose Entity (“QSPE”). The entity was designed to facilitate the securitization of certain trade accounts receivable and was used as an additional source of liquidity. In June 2008, the Company acquired a third party’s interest in the QSPE. As a result, the entity became non-qualified. The net assets of this entity, which consisted of accounts receivable of $17.3 million, were consolidated in the Company’s balance sheet. Net cash flows between the Company and the entity totaled $43.2 million in 2008. Such activity primarily related to receivable sales, collections on receivables and servicing fees. In November 2008, this entity was dissolved. There were no gains or losses upon the acquisition of the third party interest or upon dissolution of the entity.

C. INVENTORY

(Millions of Dollars)	2009	2008
Finished products	$252.8	$365.0
Work in process	49.0	58.2
Raw materials	64.4	91.5

Total	$366.2	$514.7

Net inventories in the amount of $116.0 million at January 2, 2010 and $159.2 million at January 3, 2009 were valued at the lower of LIFO cost or market. If the LIFO method had not been used, inventories would have been $64.6 million higher than reported at January 2, 2010 and $76.0 million higher than reported at January 3, 2009. During 2009, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2009 purchases, the effect of which increased Cost of sales by approximately $6.5 million and decreased Net earnings attributable to The Stanley Works by approximately $4.0 million or $0.05 per diluted share.
D. PROPERTY, PLANT AND EQUIPMENT

(Millions of Dollars)	2009	2008
Land	$44.1	$42.9
Land improvements	23.8	19.4
Buildings	284.2	277.9
Leasehold improvements	29.8	24.7
Machinery and equipment	902.7	900.3
Computer software	209.9	192.8

Gross PP&E	$1,494.5	$1,458.0
Less: accumulated depreciation and amortization	918.6	878.2

Total	$575.9	$579.8

Depreciation and amortization expense associated with property, plant and equipment was as follows:

(Millions of Dollars)	2009	2008	2007
Depreciation	$76.1	$74.0	$66.1
Amortization	19.4	18.5	17.1

Depreciation and amortization expense	$95.5	$92.5	$83.2

The amounts above are inclusive of discontinued operations depreciation and amortization expense of $0.5 in 2008 and $0.9 million in 2007.
E. ACQUISITIONS
The Company completed twenty nine acquisitions during 2009, 2008, and 2007. These businesses were acquired pursuant to the Company’s growth and portfolio repositioning strategy. The 2008 and 2007 acquisitions were accounted for as purchases in accordance with SFAS No. 141 “Business Combinations”. The 2009 acquisitions were accounted for in accordance with SFAS 141(R) which is codified in ASC 805. During 2009, the Company completed six acquisitions for an aggregate value of $24.2 million. During 2008, the Company completed fourteen acquisitions for an aggregate value of $572.4 million. During 2007, the Company completed nine acquisitions for an aggregate value of $646.2 million. The results of the acquired companies are included in the Company’s consolidated operating results from the respective acquisition dates. All of the acquisitions have resulted in the recognition of goodwill. Goodwill reflects the future earnings and cash flow potential of the acquired business in excess of the fair values that are assigned to all other identifiable assets and liabilities. Goodwill arises because the purchase price paid reflects numerous factors including the strategic fit and expected synergies these targets bring to existing operations, the competitive nature of the bidding process and the prevailing market value for comparable companies. ASC 805 requires all identifiable assets and liabilities acquired to be reported at fair value and the excess is recorded as goodwill. The Company obtains information during due diligence and from other sources which forms the basis for the initial allocation of purchase price to the estimated fair value of assets and liabilities acquired. In the months following an acquisition, intangible asset valuation reports, asset appraisals and other data are obtained in order for management to finalize the fair values assigned to acquired assets and liabilities.

2009 ACQUISITIONS During 2009, the Company completed six minor acquisitions, primarily relating to the Company’s convergent security solutions business, for a combined purchase price of $24.2 million. Amounts allocated to the assets acquired and liabilities assumed are based on their estimated fair values at the acquisition dates. The purchase price allocations of these acquisitions are preliminary, mainly with respect to the finalization of intangible asset valuations, related deferred taxes, and certain other items.
2008 ACQUISITIONS In July 2008, the Company completed the acquisition of Sonitrol Corporation (“Sonitrol”) for $282.3 million in cash. Sonitrol is a market leader in North American commercial security monitoring services, access control and fire detection systems. The acquisition has complemented the product offering of the pre-existing security integration businesses including HSM acquired in early 2007.
Also in July 2008, the Company completed the acquisition of Xmark Corporation (“Xmark”) for $47.0 million in cash. Xmark, headquartered in Canada, markets and sells radio frequency identification-based systems used to identify, locate and protect people and assets. The acquisition has expanded the Company’s personal security business.
In October 2008, the Company completed the acquisition of Generale de Protection (“GdP”) for $168.8 million in cash. GdP, headquartered in Vitrolles, France, is a leading provider of audio and video security monitoring services, primarily for small and mid-sized businesses located in France and Belgium.
The Company also made eleven small acquisitions relating to its mechanical access systems, convergent security solutions, healthcare storage systems and fastening businesses during 2008. These eleven acquisitions were completed for a combined purchase price of $74.3 million.
The total purchase price of $572.4 million reflects transaction costs and is net of cash acquired; amounts allocated to the assets acquired and liabilities assumed are based on their estimated fair values at the acquisition dates. Goodwill associated with the 2008 acquisitions that was deductible for income tax purposes amounts to $40.7 million. The purchase price allocation of these acquisitions has been completed.
The following table summarizes the estimated fair values of major assets acquired and liabilities assumed for the 2008 acquisitions in the aggregate:

(Millions of Dollars)	2008
Current assets, primarily accounts receivable and inventories	$64.3
Property, plant, and equipment	7.6
Goodwill	367.8
Trade names	21.1
Customer relationships	238.5
Technology	14.1
Other intangible assets	1.0
Other assets	6.6

Total assets	$721.0

Current liabilities	$74.6
Deferred tax liabilities and other	74.0

Total liabilities	$148.6

The weighted average useful lives assigned to the amortizable assets identified above are trade names — 10 years; customer relationships — 13 years; technology — 8 years; and other intangible assets — 1 year.
2007 ACQUISITIONS The Company completed the acquisition of HSM Electronic Protection Services, Inc. (“HSM”) on January 16, 2007 for $546.1 million which was financed with debt and equity units as more fully described in Note H, Long-Term Debt and Financing Arrangements. HSM is a market leader in the North American commercial security monitoring industry, with annual revenues of approximately $200 million. HSM has a stable customer base, an extensive North American field network and the second largest market share in the U.S. commercial monitoring market. The acquisition has served as a growth platform in the monitoring sector of the security industry.
The Company also made eight small acquisitions relating to its hydraulic, access technologies, healthcare storage, mechanical access solutions and security integration businesses during 2007 for a combined purchase price of $100.1 million. Goodwill associated with the 2007 acquisitions that is deductible for tax purposes amounted to $104.9 million.
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

F. GOODWILL AND OTHER INTANGIBLE ASSETS
GOODWILL The changes in the carrying amount of goodwill by segment are as follows:

(Millions of Dollars)	Security	Industrial	CDIY	Total
Balance January 3, 2009	$1,166.1	$365.8	$207.3	$1,739.2
Acquisitions during the year	5.3	3.5	—	8.8
Purchase accounting adjustments	36.2	(2.1)	(0.8)	33.3
Foreign currency translation and other	36.4	0.6	0.1	37.1

Balance January 2, 2010	$1,244.0	$367.8	$206.6	$1,818.4

OTHER INTANGIBLE ASSETS Other intangible assets at January 2, 2010 and January 3, 2009 were as follows:

	2009		2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(Millions of Dollars)	Amount	Amortization	Amount	Amortization
Amortized Intangible Assets — Definite lives
Patents and copyrights	$53.1	$(38.7)	$50.4	$(33.3)
Trade names	61.6	(35.1)	60.0	(26.2)
Customer relationships	680.5	(267.1)	661.6	(179.3)
Other intangible assets	58.0	(40.5)	54.1	(30.2)

Total	$853.2	$(381.4)	$826.1	$(269.0)

Total indefinite-lived trade names are $304.6 million at January 2, 2010 and $299.8 million at January 3, 2009. The increase is attributable to foreign currency fluctuations.
Aggregate other intangible assets amortization expense by segment was as follows:

(Millions of Dollars)	2009	2008	2007
Security	$96.8	$79.6	$65.5
Industrial	4.9	8.0	6.8
CDIY	2.9	2.9	6.7

Consolidated	$104.6	$90.5	$79.0

Future amortization expense in each of the next five years amounts to $86.9 million for 2010, $74.0 million for 2011, $60.6 million for 2012, $51.6 million for 2013 and $43.2 million for 2014.
G. ACCRUED EXPENSES
Accrued expenses at January 2, 2010 and January 3, 2009 were as follows:

(Millions of Dollars)	2009	2008
Payroll and related taxes	$108.8	$107.6
Derivative financial instruments	82.0	21.5
Accrued restructuring costs	46.4	67.9
Deferred revenue	42.8	34.7
Income and other taxes	40.5	36.6
Insurance and benefits	21.0	33.3
Other	142.0	202.4

Total	$483.5	$504.0

H. LONG-TERM DEBT AND FINANCING ARRANGEMENTS
Long-term debt and financing arrangements at January 2, 2010 and January 3, 2009 follow:

(Millions of Dollars)	Interest Rate	2009	2008
U.K. loan notes, payable on demand	UK Libor less 0.5%	$—	$0.7
ESOP loan guarantees, payable in varying monthly installments through 2009	6.1%	—	1.3
Notes payable due in 2010	5.0%	200.0	199.9
Notes payable due in 2012	4.9%	206.3	208.4
Notes payable due in 2013	6.15%	253.1	257.2
Convertible notes payable due in 2012	3 month LIBOR less 3.5%	294.5	284.3
Notes payable due in 2045 (subordinated)	5.9%	312.7	415.7
Other, payable in varying amounts through 2013	0.0-6.6%	26.1	30.2

Total debt		$1,292.7	$1,397.7
Less: current maturities		208.0	13.9

Long-term debt		$1,084.7	$1,383.8

Aggregate annual maturities of long-term debt for each of the years from 2010 to 2014 are $208.0 million, $7.0 million, $505.4 million, $256.0 million and $3.6 million, respectively. Interest paid during 2009, 2008, and 2007 amounted to $53.7 million, $78.9 million and $85.0 million, respectively.
On February 17, 2009, the Company amended its committed credit facility to adjust the interest coverage ratio, the facility’s covenant, and to adjust pricing to current market levels. On February 27, 2008, the Company amended its committed credit facility to provide for an increase and extension of its committed credit facility to $800.0 million from $550.0 million. In May 2008, the Company’s commercial paper program was also increased to $800.0 million. The credit facility is designated as a liquidity back-stop for the Company’s commercial paper program. The amended and restated facility expires in February 2013. In addition, the Company has short-term lines of credit that are primarily uncommitted, with numerous banks aggregating $197.4 million, of which $188.3 million was available at January 2, 2010. Short-term arrangements are reviewed annually for renewal. The aggregate long-term and short-term lines amounted to $997.4 million of which $90.4 million was utilized as outstanding short-term borrowings at January 2, 2010. Included in short-term borrowings in the Consolidated Balance Sheets as of January 2, 2010 and January 3, 2009, is commercial paper of $87.0 million and $205.7 million, respectively. The weighted average interest rates on short-term borrowings at January 2, 2010 and January 3, 2009 were 0.3% and 2.4%, respectively.
On September 29, 2008, the Company issued $250.0 million of unsecured Term Notes maturing October 1, 2013 (the “2013 Term Notes”) with fixed interest payable semi-annually, in arrears at a rate of 6.15% per annum. The 2013 Term Notes rank equally with all of the Company’s existing and future unsecured and unsubordinated debt. The Company received net proceeds of $248.0 million which includes a discount of $0.5 million to achieve a 6.15% interest rate and $1.5 million of fees associated with the transaction. The Company used the net proceeds from the offering primarily to reduce borrowings under its existing commercial paper program. The $253.1 million of debt reported at January 2, 2010 reflects the fair value adjustment related to a fixed-to-floating interest rate swap entered into at the beginning of 2009, as well as the unamortized balance of the $7.9 million gain from a December 2008 swap termination. This fixed-to-floating interest rate swap was entered into upon issuance of the 2013 Term Notes as detailed in Note I, Derivative Financial Instruments. The 2013 Term Notes include a Change of Control Triggering Event that would apply should a Change of Control event (as defined in the Indenture governing the 2013 Term Notes) occur. The Company would be required to make an offer to repurchase, in cash, all of the outstanding 2013 Term Notes for a purchase price at 101.0% of the original principal amount, plus any accrued and unpaid interest outstanding up to the purchase date.
In January 2009, the Company entered into a fixed-to-floating interest rate swap on its $200.0 million notes payable due in 2012. The Company previously had a fixed-to-floating rate swap on these notes outstanding that was terminated in December 2008. The $6.3 million adjustment to the carrying value of the debt at January 2, 2010 pertains to the amortized gain on the terminated swap as well as the fair value adjustment of the new swap, as more fully discussed in Note I, Derivative Financial Instruments.
Junior Subordinated Debt Securities
In November 2005, the Company issued $450.1 million of junior subordinated debt securities to The Stanley Works Capital Trust I (the “Trust”), with a 40-year term and a fixed initial coupon rate of 5.902% for the first five years.

The Trust, which was not consolidated in accordance with ASC 470-20, obtained the funds it loaned to the Company through the capital market sale of $450.0 million of Enhanced Trust Preferred Securities (“ETPS”) and through the sale of $0.1 million in Trust Common Securities to the Company. The obligations, tenor and terms of the ETPS mirrored those of the junior subordinated debt securities. The securities may be redeemed after five years without penalty. If not redeemed after 5 years, the coupon rate will reset quarterly to 1.4% plus the highest of 3-month LIBOR, the 10-Year US Treasury CMT or the 30-Year US Treasury CMT, limited to a maximum rate of 13.25%. Net proceeds of the issuance were used to partially finance the acquisitions of Facom (January 1, 2006) and National (November 30, 2005).
In October 2008, the Company repurchased $34.3 million of the ETPS for $24.9 million in cash, and in December 2008 the Trust was dissolved. Upon the dissolution of the Trust, the $0.1 million investment in the unconsolidated Trust was unwound with a corresponding reduction in debt. Additionally the Company caused the remaining $415.7 million of junior subordinated debt securities held by the Trust to be distributed to the holders of ETPS in exchange for the ETPS upon dissolution of the Trust. A pre-tax gain of $9.4 million was recognized pertaining to the partial extinguishment of this debt.
In May 2009, the Company repurchased $103.0 million of its junior subordinated debt securities for $58.7 million in cash. The pre-tax gain recorded associated with this extinguishment was $43.8 million, and the principal balance of the debt after this extinguishment and at January 2, 2010 is $312.7 million.
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
On March 20, 2007, the Company completed two security offerings: “Equity Units”, which consisted of $330.0 million of convertible debt and $330.0 million of forward stock purchase contracts and $200.0 million of unsecured notes (the “2010 Term Notes”). With respect to the $860.0 million in offerings, the Company will not receive the $330.0 million cash pertaining to the forward stock purchase contracts until May 2010. The $488.1 million net cash proceeds of these offerings and the related financial instruments described below were used to pay down the short-term bridge facility and commercial paper borrowings.
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
Equity Units: On March 20, 2007, the Company issued 330,000 Equity Units, each with a stated value of $1,000. The Equity Units are comprised of a senior convertible note (a “Convertible Note”) and a forward common stock purchase contract (an “Equity Purchase Contract”). The Company received $320.1 million in cash proceeds from the Equity Units offering, net of underwriting fees. These proceeds were used to repay short-term borrowings and, along with $18.8 million in proceeds from the sale of stock warrants, to fund the $49.3 million cost of the convertible notes hedge as more fully described below.
In November 2008, the Company repurchased $10.0 million of the Equity Units for $5.3 million in cash (the “$10 Million Repurchase”). To properly account for the transaction, the Equity Unit elements were bifurcated as effectively the Company paid $10.0 million to extinguish the Convertible Notes and received $4.7 million from the seller to settle its obligation under the Equity Purchase Contracts. As further detailed below, the Equity Purchase Contracts obligated the holder to purchase shares of the Company’s common stock at a minimum purchase price of approximately $54.23 per share on May 17, 2010. At the November 2008 repurchase date, the Company’s common stock had a closing market value of $25.38. The remaining liability for Contract Adjustment Payment fees, as defined below, associated with the $10.0 million of settled Equity Purchase Contracts was reversed, resulting in an increase to equity of $0.7 million. The related $10.0 million in Convertible Note Hedges (the “Bond Hedge”) and Stock Warrants were unwound with a nominal impact to equity. As a result of the $10 Million Repurchase, there was an insignificant gain recorded in earnings and a net increase in equity of $5.4 million.

Equity Purchase Contracts:
The Equity Purchase Contracts obligate the holders to purchase on May 17, 2010, newly issued shares of the Company’s common stock for $320.0 million in cash. A maximum of 5.9 million shares of common stock may be issued on the May 17, 2010 settlement date, subject to adjustment for standard anti-dilution provisions. Equity Purchase Contract holders may elect to settle their obligation early, in cash. The Convertible Notes, described further below, are pledged as collateral to guarantee the holders’ obligations to purchase common stock under the terms of the Equity Purchase Contracts. The agreed upon number of shares that each Equity Purchase Contract holder must purchase is called the “settlement amount”. The settlement amount is equal to the sum of the daily settlement amounts determined over a 20 consecutive trading day period (the “observation period”) ending on and including the third trading day prior to the purchase contract settlement date. The settlement amount may be affected by standard anti-dilution protection provisions in the Equity Purchase Contracts or a cash merger. In effect, the Company will receive a minimum purchase price from investors of approximately $54.23 per share. The daily settlement amount for each trading day during the observation period is calculated as follows:
•	if the applicable market value of the Company’s common stock on that trading day is less than or equal to $54.23 (the “reference price”), the daily settlement amount for that trading day will be 0.9219 shares of the Company’s common stock; and

•	if the applicable market value of the Company’s common stock on that trading day is greater than the reference price, the daily settlement amount for that trading day will be a number of shares of the Company’s common stock equal to $50 divided by the applicable market value, rounded to the nearest ten thousandth share.
Holders of the Equity Purchase Contract are paid a quarterly contract adjustment payment (“Contract Adjustment Payment”) of 5.125% per annum, and the first payment thereof was made August 17, 2007. The $49.6 million present value of the Contract Adjustment Payments reduced Shareowners’ Equity at inception. As each quarterly Contract Adjustment Payment is made, the related liability will be relieved with the difference between the cash payment and the present value of the Contract Adjustment Payment recorded as interest expense (at inception approximately $3.9 million accretion over the three year term). Due to the $10 Million Repurchase, $0.7 million in remaining liability for the related Contract Adjustment Payments was reversed. At January 2, 2010 the liability reported for the Contract Adjustment Payments amounted to $7.7 million.
Convertible Notes:
The $320.0 million Convertible Notes principal amount currently outstanding has a five-year, two month maturity and is due May 17, 2012. As discussed in Note A, Significant Accounting Policies, the Company adopted FSP APB 14-1 which applies to these Convertible Notes. Accordingly, all related amounts have been adjusted to reflect the required retrospective application of this topic.
At maturity, the Company is obligated to repay the principal in cash, and may elect to settle the conversion option value, if any, as detailed further below, in either cash or shares of the Company’s common stock. The Convertible Notes bear interest at an annual rate of 3-month LIBOR minus 3.5%, reset quarterly (but never less than zero), and initially set at 1.85%. Interest is payable quarterly commencing August 17, 2007. The Convertible Notes are unsecured general obligations and rank equally with all of the Company’s other unsecured and unsubordinated debt. The Convertible Notes are pledged as collateral to guarantee the holders’ obligations to purchase common stock under the terms of the Equity Purchase Contract described above. The unamortized discount of the Convertible Notes was $25.5 million and $35.7 million at January 2, 2010 and January 3, 2009, respectively. The remaining unamortized balance will be recorded to interest expense through the Convertible Notes maturity in May 2012. The equity component carrying value was $32.9 million at January 2, 2010 and January 3, 2009.
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

The conversion premium for the Convertible Notes is 18.9%, equivalent to the conversion price of $64.50 based on the $54.23 value of the Company’s common stock. Upon conversion on May 17, 2012 (or a cash merger event), the Company will deliver to each holder of the Convertible Notes $1,000 cash for the principal amount of the note. Additionally at conversion, to the extent, if any, that the conversion option is “in the money”, the Company will deliver, at its election, either cash or shares of the Company’s common stock based on an initial conversion rate of 15.4944 shares (equivalent to the conversion price set at $64.50) and the applicable market value of the Company’s common stock. The ultimate conversion rate may be increased above 15.4944 shares in accordance with standard anti-dilution provisions applicable to the Convertible Notes or in the event of a cash merger. An increase in the ultimate conversion rate will apply if the Company increases the per share common stock dividend rate during the five year term of the Convertible Notes; accordingly such changes to the conversion rate are within the Company’s control under its discretion regarding dividends it may declare. Also, the holders may elect to accelerate conversion, and “make whole” adjustments to the conversion rate may apply, in the event of a cash merger or “fundamental change”. Subject to the foregoing, if the market value of the Company’s common shares is below the conversion price at conversion, (set at a rate equating to $64.50 per share), the conversion option would be “out of the money” and the Company would have no obligation to deliver any consideration beyond the $1,000 principal payment required under each of the Convertible Notes. To the extent, if any, that the conversion option of the Convertible Notes becomes “in the money” in any interim period prior to conversion, there will be a related increase in diluted shares outstanding utilized in the determination of the Company’s diluted earnings per share in accordance with the treasury stock method prescribed by ASC 260. As of January 2, 2010 and January 3, 2009, the conversion option is “out of the money.”
There was no interest expense recorded for 2009 and $0.6 million for 2008 related to the contractual interest coupon on the Convertible Notes for the periods presented based upon the applicable 3-month LIBOR minus 3.5% rate in these periods. The Company has outstanding derivative contracts fixing the interest rate on the $320.0 million floating rate Convertible Notes (3-month LIBOR less 350 basis points) at 1.43% and recognized $4.8 million and $4.2 of interest expense pertaining to these interest rate swaps for the periods ended January 2, 2010 and January 3, 2009. The non-cash interest expense accretion related to the amortization of the liability balance as required by the accounting standards totaled $10.2 million for 2009 and $10.3 million for 2008. The total interest expense recognized on the Convertible Notes reflecting the contractual interest coupon, the fixed interest rate swaps and the interest accretion required by the accounting standards represented an effective interest rate of 5.2% for both 2009 and 2008.
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
Stock Warrants: Simultaneously, the Company issued 5,092,956 of unregistered common stock warrants (“Stock Warrants”) to financial institutions for $18.8 million. The cash proceeds received were recorded as an increase to Shareowners’ equity. The Stock Warrants are exercisable during the period August 17, 2012 through September 28, 2012, and have a strike price of $86.83 established at 160.1% of the market value of $54.23. The Stock Warrants will be net share settled and are deemed to automatically be exercised at their expiration date if they are “in the money” and were not previously exercised. The strike price for the Stock Warrants may be adjusted for increases to the Company’s dividend rate per share, or special dividends, if any, that occur during their five year term (consistent with the standard anti-dilution provisions discussed earlier with respect to the conversion spread on the Convertible Notes). In the event the Stock Warrants become “in the money” during their five year term due to the market value of the Company’s common stock exceeding the $86.83 strike price, there will be a related increase in diluted shares outstanding utilized in the determination of the Company’s diluted earnings per share. In November 2008, 154,332 Stock Warrants were repurchased from the financial institutions at a cost of $0.15 per warrant, pertaining to the previously mentioned $10 Million Repurchase. As a result, there were 4,938,624 Stock Warrants Outstanding as of January 2, 2010.
I. DERIVATIVE FINANCIAL INSTRUMENTS
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

Generally, commodity price exposures are not hedged with derivative financial instruments and instead are actively managed through customer pricing initiatives, procurement-driven cost reduction initiatives and other productivity improvement projects. Financial instruments are not utilized for speculative purposes. If the Company elects to do so and if the instrument meets the criteria specified in ASC 815, management designates its derivative instruments as cash flow hedges, fair value hedges or net investment hedges.
For derivative instruments that are so designated at inception and qualify as cash flow and net investment hedges, the Company records the effective portions of the gain or loss on the derivative instrument in Accumulated other comprehensive income, a separate component of Shareowners’ equity, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. For designated fair value hedges, the Company records the changes in the fair value of the derivative instrument as well as the hedged item in the Consolidated Statements of Operations within the same caption. The Company measures hedge effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. For interest rate swaps designated as cash flow hedges, the Company measures the hedge effectiveness by offsetting the change in the variable portion of the interest rate swap with the change in the expected interest flows due to fluctuations in the LIBOR-based interest rate. The ineffective portion of the gain or loss, if any, is immediately recognized in the same caption where the hedged items are recognized in the Consolidated Statements of Operations.
A summary of the fair value of the Company’s derivatives recorded in the Consolidated Balance Sheets are as follows (millions of dollars):

	Balance Sheet			Balance Sheet
	Classification	1/2/10	1/3/09	Classification	1/2/10	1/3/09
Derivatives designated as hedging instruments:
Interest Rate Contracts Cash Flow	Other current assets	$—	$—	Accrued expenses	$2.2	$0.6
	LT other assets	7.3	—	LT other liabilities	—	6.0
Fair Value	Other current assets	4.5	—	Accrued expenses	—	—
	LT other assets	0.1	—	LT other liabilities	2.7	—
Foreign Exchange Contracts Cash Flow	Other current assets	0.1	0.5	Accrued expenses	31.2	1.4
	LT other assets	—	—	LT other liabilities	—	22.0
Net Investment Hedge	Other current assets	—	—	Accrued expenses	29.1	—
	LT other assets	—	—	LT other liabilities	—	20.7

		$12.0	$0.5		$65.2	$50.7

Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$18.5	$10.3	Accrued expenses	$19.5	$19.5
	LT other assets	2.8	21.0	LT other liabilities	—	14.0

		$21.3	$31.3		$19.5	$33.5

The counterparties to all of the above mentioned financial instruments are major international financial institutions. The Company is exposed to credit risk for net exchanges under these agreements, but not for the notional amounts. The risk is limited to the asset amounts noted above. The Company limits its exposure and concentration of risk by contracting with diverse financial institutions and does not anticipate non-performance by any of its counterparties. Further, as more fully discussed in Note M, Fair Value Measurements, the Company considers non-performance risk of its counterparties at each reporting period and adjusts the carrying value of these assets accordingly. The risk of default is considered remote.
In 2009, significant cash flows related to derivatives included cash payments of $15.5 million on a Great Britain pound currency swap maturity and a Canadian dollar swap termination; both of these swaps were classified as undesignated.
CASH FLOW HEDGES
There was a $4.8 million after-tax gain as of January 2, 2010 and January 3, 2009 and a $5.1 million after-tax gain as of December 29, 2007 reported for cash flow hedge effectiveness in Accumulated other comprehensive income. A gain of $0.1 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next 12 months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies through the maturity dates. The table below details pre-tax amounts reclassified from Accumulated other comprehensive income into earnings during the periods in which the underlying hedged transactions affected earnings for the twelve months ended January 2, 2010.

		Classification of	Gain (Loss)	Gain (Loss)
		Gain (Loss)	Reclassified from	Recognized in
	Gain (Loss)	Reclassified from	OCI to Income	Income
(millions of dollars)	Recorded in OCI	OCI to Income	(Effective Portion)	(Ineffective Portion*)
Interest Rate Contracts	$7.2	Interest expense	$(4.6)	$—

Foreign Exchange Contracts	$(0.5)	Cost of sales	$4.7	—
	$(7.7)	Other-net	$(3.5)	—

*	Includes ineffective portion and amount excluded from effectiveness testing on derivatives.
For the twelve months ended January 2, 2010, the hedged items’ impact to the income statement was a loss of approximately $4.7 million in Cost of sales and a gain of $4.5 million in Other-net. There was no impact related to the interest rate contracts’ hedged items. The impact of de-designated hedges was a pre-tax loss of $0.9 million for 2009.
During 2009, 2008 and 2007, a loss of $1.1 million, a gain of $42.9 million and a loss of $31.7 million, respectively, was reclassified from Accumulated other comprehensive income into earnings during the periods in which the underlying hedged transactions affected earnings; due to the effectiveness of these instruments in matching the underlying on a net basis there was no significant earnings impact.
Interest Rate Contracts
The Company enters into interest rate swap agreements in order to obtain the lowest cost source of funds within a targeted range of variable to fixed-rate debt proportions. At January 2, 2010 and January 3, 2009, the Company had outstanding contracts fixing the interest rate on its $320.0 million floating rate convertible notes; additionally at January 2, 2010 the Company had $400.0 million of forward starting swaps outstanding fixing the interest rate on the expected refinancing of debt in 2012 and 2013 as described below.
In December 2009, the Company executed forward starting interest rate swaps with an aggregate notional amount of $400.0 million fixing interest at 4.78% with interest payments beginning in November 2012 and maturity in November 2022. The objective of the hedge is to offset the expected variability on future payments associated with the interest rate on debt instruments expected to be issued in November 2012. Gains or losses on the swaps are recorded in Accumulated other comprehensive income and will be subsequently reclassified into earnings as the future interest expense is recognized in earnings or as ineffectiveness occurs. These swaps have a mandatory early termination requirement in November 2012.
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
In March 2007, concurrent with the issuance of the Equity Units, the Company executed interest rate swaps with an aggregate notional amount of $330.0 million to convert the floating rate coupon on the Convertible Notes (LIBOR less 350 basis points) to a fixed rate coupon (1.43%) through May 2010. In November 2008, the Company repurchased $10 million of the Equity Units and reduced the amount of the interest rate swap by the corresponding amount to ensure that the notional amounts of the derivative and the underlying continued to match.
Foreign Currency Contracts
Forward contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from non-United States dollar subsidiaries that creates volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases of inventory. Gains and losses reclassified from Accumulated other comprehensive income for the effective and ineffective portions of the hedge as well as any amounts excluded from effectiveness testing are recorded in Cost of sales. As of January 2, 2010, there were no outstanding hedge contracts and at January 3, 2009, the notional value of the hedge contracts outstanding was $85.9 million.

Currency swaps: The Company and its subsidiaries have entered into various inter-company transactions whereby the notional values are denominated in currencies other than the functional currencies of the party executing the trade. In order to better match the cash flows of its inter-company obligations with cash flows from operations, the Company enters into currency swaps. The notional value of the United States dollar exposure and the related hedge contracts outstanding as of January 2, 2010 and January 3, 2009 was $150.0 million, maturing November 2010.
FAIR VALUE HEDGES
Interest Rate Risk
In an effort to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, the Company enters into interest rate swaps. In January 2009, the Company entered into interest rate swaps with notional values which equaled the Company’s $200.0 million 4.9% notes due in 2012 and $250.0 million 6.15% notes due in 2013. The interest rate swaps effectively converted the Company’s fixed rate debt to floating rate debt based on LIBOR, thereby hedging the fluctuation in fair value resulting from changes in interest rates. The changes in fair value of the interest rate swaps were recognized in earnings as well as the offsetting changes in fair value of the underlying notes. A summary of the fair value adjustments relating to these swaps for 2009 is as follows (millions of dollars):

		2009
Income Statement	Notional Value of	Gain/(Loss) on	Gain / (Loss) on
Classification	Open Contracts	Swaps	Borrowings
Interest Expense	$450.0	$(2.6)	$2.6
In addition to the amounts in the table above, the net swap settlements that occur each period and amortization of the gains on terminated swaps discussed below are also reported in interest expense and totaled $11.6 million reduction of interest expense for 2009. Interest expense was $25.2 million on the underlying debt.
During 2008, the Company had identical instruments to those described above outstanding that were terminated in December 2008, resulting in pre-tax gains of $16.5 million, offset by the fair value adjustment to the carrying value of the underlying notes. At January 3, 2009 the carrying amounts of the $200.0 million and $250.0 million notes were increased by $8.4 million and $7.7 million respectively, related to this adjustment and are being amortized over the remaining term of the notes as a reduction of interest expense.
NET INVESTMENT HEDGES
Foreign Exchange Contracts
The Company utilizes net investment hedges to offset the translation adjustment arising from remeasurement of its investment in the assets, liabilities, revenues, and expenses of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive income were losses of $11.8 million and $6.6 million at January 2, 2010 and January 3, 2009, respectively. As of January 2, 2010 and January 3, 2009, the Company had one foreign exchange contract outstanding hedging its net investment in euro assets that matures in February 2010 and is detailed in the pre-tax amounts below (millions of dollars):

Year to Date 2009
Ineffective
Portion*
	Notional Value	Amount	Effective Portion	Recorded in
Income Statement	of Open	Recorded in OCI	Recorded in Income	Income
Classification	Contract	Gain (Loss)	Statement	Statement
Other-net	$223.4	$(8.5)	$—	$—

*	Includes ineffective portion and amount excluded from effectiveness testing.
During 2008, the Company terminated cross currency swaps and foreign exchange contracts with an aggregate notional value of $281.6 million that hedged its net investments of certain Great Britain pound and euro denominated assets. The terminations resulted in gains of $19.1 million that will remain in Accumulated other comprehensive income until the underlying assets are disposed of.

UNDESIGNATED HEDGES
Foreign Exchange Contracts
Currency swaps and foreign exchange forward contracts are used to reduce exchange risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables, receivables). The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the contracts outstanding at January 2, 2010 was $182.6 million of forward contracts and $160.5 million in currency swaps, maturing at various dates through January 2011. The total notional amount of the contracts outstanding at January 3, 2009 was $203.9 million of forward contracts and $259.3 million in currency swaps. The income statement impacts related to derivatives not designated as hedging instruments under ASC 815 for 2009 is as follows (millions of dollars):

Year to Date
Derivatives Not		Amount of Gain (Loss)
Designated as Hedging	Income Statement	Recorded in Income on
Instruments under ASC 815	Classification	Derivative
Foreign Exchange Contracts	Other-net	$(7.6)
J. CAPITAL STOCK
EARNINGS PER SHARE The following table reconciles net earnings attributable to common shareholders and the weighted average shares outstanding used to calculate basic and diluted earnings per share for the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007.
Basic Earnings per Share Computation

	2009	2008	2007
Numerator (millions of dollars):
Net earnings attributable to The Stanley Works	$224.3	$306.9	$331.9
Less: Net earnings allocated to unvested units (A)	0.3	0.6	0.5

Net earnings attributable to The Stanley Works less unvested units	$224.0	$306.3	$331.4

(A)	— The unvested units affecting the calculation of basic earnings per share represent restricted stock units with non-forfeitable dividend rights.

	2009	2008	2007
Denominator (in thousands):
Basic earnings per share, weighted-average shares outstanding	79,788	78,897	82,313
Dilutive Earnings per Share Computation

	2009	2008	2007
Numerator (millions of dollars):
Net earnings attributable to The Stanley Works	$224.3	$306.9	$331.9
Denominator (in thousands):
Basic earnings per share, weighted-average shares outstanding	79,788	78,897	82,313
Dilutive effect of stock options and awards	608	977	1,733

Diluted earnings per share, weighted-average shares outstanding	80,396	79,874	84,046

	2009	2008	2007
Earnings per share of common stock:
Basic Earnings Per Share	$2.81	$3.88	$4.03
Diluted Earnings Per Share	$2.79	$3.84	$3.95

The following weighted-average stock options, warrants and Equity Purchase Contracts to purchase the Company’s common stock were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	2009	2008	2007
Number of stock options	3,519	2,101	824
Number of stock warrants	4,939	5,069	3,918
Number of shares related to Equity Purchase Contracts	5,893	6,035	4,196
The Company has warrants outstanding which entitle the holder to purchase up to 4,938,624 shares of its common stock with a strike price of approximately $86.83. These warrants are anti-dilutive since the strike price is greater than the market price of the Company’s common stock.
The Equity Purchase Contracts will not be dilutive at any time prior to their maturity in May 2010 because the holders must pay the Company the higher of approximately $54.23 or then market price. Additionally, the Company has Convertible Notes outstanding which may require the Company to deliver shares of common stock in May 2012. As of January 2, 2010 and January 3, 2009, there were no shares related to the Convertible Notes included in the calculation of diluted earnings per share because the effect of the conversion option was not dilutive. The Company intends to net share settle the conversion value, if any, of these Convertible Notes at their maturity in May 2012. Furthermore, there is a convertible notes hedge in place which would fully offset any such shares that may be delivered pertaining to the Convertible Notes. These Convertible Notes, as well as the related forward stock purchase contracts and convertible note hedge, are discussed more fully in Note H, Long-Term Debt and Financing Arrangements.
COMMON STOCK SHARE ACTIVITY Common stock share activity for 2009, 2008 and 2007 was as follows:

	2009	2008	2007
Outstanding, beginning of year	78,876,034	80,378,787	81,841,627
Issued from treasury	2,178,203	737,698	2,323,973
Returned to treasury	(575,613)	(2,240,451)	(3,786,813)

Outstanding, end of year	80,478,624	78,876,034	80,378,787

In addition to the common stock share activity described in the Stock-Based Compensation Plans and Equity Option sections of this footnote, the Company issued 242,653 shares of common stock and received cash proceeds of $9.5 million during the year.
COMMON STOCK RESERVED Common stock shares reserved for issuance under various employee and director stock plans at January 2, 2010 and January 3, 2009 are as follows:

	2009	2008
Employee stock purchase plan	3,100,855	3,216,631
Other stock-based compensation plans	4,086,625	3,061,491

Total shares reserved	7,187,480	6,278,122

PREFERRED STOCK PURCHASE RIGHTS Each outstanding share of common stock has a one share purchase right. Each purchase right may be exercised to purchase one two-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $220.00, subject to adjustment. The rights, which do not have voting rights, expire on March 10, 2016, and may be redeemed by the Company at a price of $0.01 per right at any time prior to the tenth day following the public announcement that a person has acquired beneficial ownership of 15% or more of the outstanding shares of common stock. In the event that the Company is acquired in a merger or other business combination transaction, provision shall be made so that each holder of a right (other than a holder who is a 14.9%-or-more shareowner) shall have the right to receive, upon exercise thereof, that number of shares of common stock of the surviving Company having a market value equal to two times the exercise price of the right. Similarly, if anyone becomes the beneficial owner of more than 15% of the then outstanding shares of common stock (except pursuant to an offer for all outstanding shares of common stock which the independent directors have deemed to be fair and in the best interest of the Company), provision will be made so that each holder of a right (other than a holder who is a 14.9%-or-more shareowner) shall thereafter have the right to receive, upon exercise thereof, common stock (or, in certain circumstances, cash, property or other securities of the Company) having a market value equal to two times the exercise price of the right. At January 2, 2010, there were 80,478,624 outstanding rights.
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
Stock Options: Stock options are granted at the fair market value of the Company’s stock on the date of grant and have a 10-year term. Generally, stock option grants vest ratably over four years from the date of grant.
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
The number of stock options and weighted-average exercise prices are as follows:

	2009		2008		2007
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of year	7,082,224	$37.08	7,053,899	$37.83	8,456,508	$36.31
Granted	502,500	48.46	849,360	33.73	743,000	53.11
Exercised	(1,603,205)	30.10	(400,972)	31.44	(1,820,355)	36.10
Forfeited	(142,102)	44.65	(420,063)	48.31	(325,254)	42.99

Outstanding, end of year	5,839,417	$39.75	7,082,224	$37.08	7,053,899	$37.83

Exercisable, end of year	4,364,180	$38.50	5,368,989	$35.30	5,114,357	$33.46

At January 2, 2010, the range of exercise prices on outstanding stock options was $19.34 to $63.04. Stock option expense was $6.1 million, $4.8 million and $7.6 million for the years ended January 2, 2010, January 3, 2009 and December 29, 2007, respectively.
The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2009, 2008 and 2007, respectively: dividend yield of 2.8%, 3.8% and 2.4%; expected volatility of 32.8%, 45.0%, 28.0%; and risk-free interest rates of 2.2%, 1.8%, 3.6%. An expected life of 5 years was used in each period and a weighted average vesting period of 2.4 years in 2009, 2.0 years in 2008 and 2.5 years in 2007. The weighted average fair value of stock options granted in 2009, 2008 and 2007 was $11.48, $9.25, and $12.15, respectively.
At January 2, 2010, the Company had $14.4 million of unrecognized pre-tax compensation expense for stock options. This expense will be recognized over the remaining vesting periods which are 3.0 years on a weighted average basis.
During 2009, the Company received $48.3 million in cash from the exercise of stock options. The related tax benefit from the exercise of these options is $6.5 million. During 2009, 2008 and 2007 the total intrinsic value of options exercised was $16.5 million, $6.8 million and $37.9 million, respectively. When options are exercised, the related shares are issued from treasury stock.
ASC 718, “Compensation — Stock Compensation,” requires the benefit arising from tax deductions in excess of recognized compensation cost to be classified as a financing cash flow. To quantify the recognized compensation cost on which the excess tax benefit is computed, both actual compensation expense recorded and pro-forma compensation cost reported in disclosures are considered. An excess tax benefit is generated on the extent to which the actual gain, or spread, an optionee receives upon exercise of an option exceeds the fair value determined at the grant date; that excess spread over the fair value of the option times the applicable tax rate represents the excess tax benefit. In 2009 and 2008, the Company reported $0.3 million and $3.8 million, respectively, of excess tax benefits as a financing cash flow.
Outstanding and exercisable stock option information at January 2, 2010 follows:

	Outstanding Stock Options			Exercisable Stock Options
		Weighted-average	Weighted-average
		Remaining	Exercise		Weighted-average
Exercise Price Ranges	Options	Contractual Life	Price	Options	Exercise Price
$30.00 and below	519,225	0.89	$20.85	519,225	$20.85
$30.01 - 45.00	3,112,625	4.75	35.69	2,512,513	36.21
$45.01 - higher	2,207,567	7.48	49.92	1,332,442	49.70

	5,839,417	5.44	$39.75	4,364,180	$38.50

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
Employee Stock Purchase Plan: The Employee Stock Purchase Plan (“ESPP”) enables substantially all employees in the United States and Canada to subscribe at any time to purchase shares of common stock on a monthly basis at the lower of 85% of the fair market value of the shares on the grant date ($28.26 per share for fiscal year 2009 purchases) or 85% of the fair market value of the shares on the last business day of each month. A maximum of 6,000,000 shares are authorized for subscription. During 2009, 2008 and 2007 shares totaling 115,776 shares, 62,261 shares, and 68,848 shares respectively, were issued under the plan at average prices of $27.87, $37.31 and $44.33 per share, respectively and the intrinsic value of the ESPP purchases was $1.8 million, $0.4 million and $0.8 million respectively. For 2009, the Company received $3.2 million in cash from ESPP purchases, and there is no related tax benefit. The fair value of ESPP shares was estimated using the Black-Scholes option pricing model. ESPP compensation cost is recognized ratably over the one-year term based on actual employee stock purchases under the plan. The fair value of the employees’ purchase rights under the ESPP was estimated using the following assumptions for 2009, 2008 and 2007, respectively: dividend yield of 2.9%, 3.7% and 2.2%; expected volatility of 56.0%, 28.0% and 22.0%; risk-free interest rates of 0.2%, 2.6% and 4.9%; and expected lives of one year. The weighted average fair value of those purchase rights granted in 2009, 2008 and 2007 was $10.77, $9.02 and $10.95, respectively. Total compensation expense recognized for ESPP amounted to $1.2 million, $0.6 million and $0.7 million for 2009, 2008 and 2007, respectively.
Restricted Share Units: Compensation cost for restricted share units, including restricted shares granted to French employees in lieu of RSU’s, (collectively “RSU’s”) granted to employees is recognized ratably over the vesting term, which varies but is generally 4 years. RSU grants totaled 452,613 shares, 241,036 shares and 228,125 shares in 2009, 2008 and 2007, respectively. The weighted-average grant date fair value of RSU’s granted in 2009, 2008 and 2007 was $37.55, $35.28 and $49.13 per share, respectively. Total compensation expense recognized for RSU’s amounted to $9.4 million, $6.3 million and $3.8 million, respectively. The actual tax benefit received in the period the shares were delivered was $0.1 million, $2.1 million and $2.2 in 2009, 2008 and 2007, respectively. As of January 2, 2010, unrecognized compensation expense for RSU’s amounted to $22.8 million and this cost will be recognized over a weighted-average period of 3.2 years.
A summary of non-vested restricted stock unit activity as of January 2, 2010, and changes during the twelve month period then ended is as follows:

		Weighted Average
	Restricted Share	Grant
	Units	Date Fair Value
Non-vested at January 3, 2009	480,871	$42.55
Granted	452,613	38.73
Vested	(157,942)	45.76
Forfeited	(16,344)	33.94

Non-vested at January 2, 2010	759,198	$39.79
The total fair value of shares vested (market value on the date vested) during 2009, 2008 and 2007 was $7.2 million, $4.4 million and $5.1 million, respectively.
Non-employee members of the Board of Directors received restricted share-based grants which must be cash settled and accordingly mark-to-market accounting is applied. Additionally, the Board of Directors were granted restricted share units for which compensation expense of $0.6 million, $0.6 million and $0.4 million was recognized for 2009, 2008 and 2007, respectively.
Long-Term Performance Awards:
Cyclical 3-year Plans: The Company has granted Long Term Performance Awards (“LTIPs”) under its 1997, 2001 and 2009 Long Term Incentive Plans to senior management employees for achieving Company performance measures, specifically earnings per share and return on capital employed. Awards are payable in shares of common stock, which may be restricted if the employee has not achieved certain stock ownership levels, and generally no award is made if the employee terminates employment prior to the payout date. There is a triennial award cycle in progress for the thirty three month period ending in December 2010. The ultimate issuance of shares, if any, is determined based on performance in the final year of the cycle.

Additionally, in 2009 an LTIP grant was made indicating separate annual performance goals for 2009, 2010 and 2011 for earnings per share and return on capital employed representing 75% of the total grant. There is a third market-based element, representing 25% of the total grant, which measures the Company’s common stock return relative to peers over 33 months. The ultimate delivery of shares will occur in 2012 based on actual performance in relation to these goals.
Special Bonus Program: In 2007, the Company adopted a special bonus program under its 1997 Long Term Incentive Plan. The program provides senior managers the opportunity to receive stock in the event certain working capital turn objectives are achieved by December 31, 2009 and sustained for a period of at least six months. The ultimate issuances of shares, if any, will be determined based on achievement of objectives during the performance period.
Expense recognized for the various performance-contingent grants amounted to $3.4 million in 2009, $1.9 million in 2008 and $1.5 million in 2007. With the exception of the market-based award, in the event performance goals are not met compensation cost is not recognized and any previously recognized compensation cost is reversed.
A summary of the activity pertaining to the maximum number of shares that may be issued under both the Cyclical 3-year Plans and the Special Bonus Program is as follows:

		Weighted Average Grant
	Share Units	Date Fair Value
Non-vested at January 3, 2009	569,803	$49.50
Granted	534,692	29.15
Vested	(38,278)	52.20
Forfeited	(307,069)	48.54

Non-vested at January 2, 2010	759,148	$35.14

EQUITY OPTION In January 2009, the Company purchased from financial institutions over the counter 15 month capped call options, subject to adjustments for standard anti-dilution provisions, on 3 million shares of its common stock for an aggregate premium of $16.4 million, or an average of $5.47 per option. The purpose of the capped call options is to reduce share price volatility on potential future share repurchases by establishing the prices at which the Company may elect to repurchase 3 million shares in the 15 month term. In accordance with ASC 815-40 the premium paid was recorded as a reduction to Shareowners’ equity. The contracts for each of the three series of options generally provide that the options may, at the Company’s election, be cash settled, physically settled or net-share settled (the default settlement method). Each series of options has various expiration dates within the month of March 2010. The options will be automatically exercised if the market price of the Company’s common stock on the relevant expiration date is greater than the applicable lower strike price (i.e. the options are “in-the-money”). If the market price of the Company’s common stock at the expiration date is below the applicable lower strike price, the relevant options will expire with no value. If the market price of the Company’s common stock on the relevant expiration date is between the applicable lower and upper strike prices, the value per option to the Company will be the then-current market price less that lower strike price. If the market price of the Company’s common stock is above the applicable upper strike price, the value per option to the Company will be the difference between the applicable upper strike price and lower strike price.
In August 2009, the Company and one counter-party to the transaction agreed to terminate 886,629 options. The options were cash settled using an average share price of $41.29, resulting in a $7.2 million cash receipt and a corresponding increase to Additional paid-in capital.
In December 2009, the Company and the two remaining counter-parties to the transactions agreed to terminate 1,000,000 options each. The options were net-share settled using an average share price of $49.67 and $49.32, respectively. The terminations occurred above the upper strike price, maximizing the intrinsic value of the contracts. These terminations resulted in 513,277 shares being delivered to the Company which was recorded to Shareowners’ equity.
The aggregate fair value of the remaining 113,371 options outstanding at January 2, 2010 was $1.6 million.

			(Per Share)				(Per Share)
	Original Number	Net Premium	Initial	Initial Lower	Initial Upper	Number of	Average
Series	of Options	Paid (Millions of Dollars)	Hedge Price	Strike Price	Strike Price	Unwound Options	Settlement Amount
Series I	1,000,000	$5.5	$32.97	$31.33	$46.16	1,000,000	$12.67
Series II	1,000,000	$5.5	$32.80	$31.16	$45.92	886,629	$8.17
Series III	1,000,000	$5.4	$32.73	$31.10	$45.83	1,000,000	$12.73

	3,000,000	$16.4	$32.84	$31.19	$45.97	2,886,629	$11.31

K. ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income (loss) at the end of each fiscal year was as follows:

(Millions of Dollars)	2009	2008	2007
Currency translation adjustment	$15.1	$(67.2)	$98.8
Pension loss, net of tax	(84.6)	(83.0)	(42.2)
Fair value of net investment hedge effectiveness, net of tax	(11.8)	(6.6)	(14.5)
Fair value of cash flow hedge effectiveness, net of tax	4.8	4.8	5.1

Accumulated other comprehensive income (loss)	$(76.5)	$(152.0)	$47.2

L. EMPLOYEE BENEFIT PLANS
EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”) Substantially all U.S. employees may contribute from 1% to 15% of their eligible compensation to a tax-deferred 401(k) savings plan, subject to restrictions under tax laws. Employees generally direct the investment of their own contributions into various investment funds. In 2009, an employer match benefit was provided under the plan equal to one-quarter of each employee’s tax-deferred contribution up to the first 7% of their compensation. In 2008 and 2007, an employer match benefit was provided under the plan equal to one-half of each employee’s tax-deferred contribution up to the first 7% of their compensation. Participants direct the entire employer match benefit such that no participant is required to hold the Company’s common stock in their 401(k) account. The employer match benefit totaled $3.9 million, $10.4 million and $8.4 million, in 2009, 2008 and 2007, respectively. In addition to the regular employer match, in 2009 the Company made an additional $0.9 million contribution to employees’ accounts based on 2009 forfeitures and a surplus resulting from appreciation of the Company’s share value.
In addition, approximately 3,500 U.S. salaried and non-union hourly employees are eligible to receive a non-contributory benefit under the Cornerstone plan. Cornerstone benefit allocations range from 3% to 9% of eligible employee compensation based on age. Approximately 1,100 U.S. employees are eligible to receive an additional average 1.7% contribution actuarially designed to replace previously curtailed pension benefits. Allocations for benefits earned under the Cornerstone plan, which were suspended in 2009, were $15.6 million in 2008 and $13.8 million in 2007. Assets held in participant Cornerstone accounts are invested in target date retirement funds which have an age-based mix of investments.
Shares of the Company’s common stock held by the ESOP were purchased with the proceeds of external borrowings in 1989 and borrowings from the Company in 1991 (“1991 internal loan”). The external ESOP borrowings, which were fully repaid in 2009, were guaranteed by the Company and were included in Long-term debt. Shareowners’ equity reflects a reduction equal to the cost basis of unearned (unallocated) shares purchased with the internal and the external borrowings.
The Company accounts for the ESOP under ASC 718-40, “Compensation – Stock Compensation — Employee Stock Ownership Plans”. Net ESOP activity recognized is comprised of the cost basis of shares released, the cost of the aforementioned Cornerstone and 401(k) match defined contribution benefits, interest expense on the external 1989 borrowing, less the fair value of shares released and dividends on unallocated ESOP shares. The Company’s net ESOP activity resulted in income of $8.0 million in 2009, expense of $10.6 million in 2008 and expense of $1.6 million in 2007. ESOP expense is affected by the market value of the Company’s common stock on the monthly dates when shares are released. The market value of shares released averaged $39.37 per share in 2009, $43.65 per share in 2008 and $56.04 in 2007.
Unallocated shares are released from the trust based on current period debt principal and interest payments as a percentage of total future debt principal and interest payments. Dividends on both allocated and unallocated shares may be used for debt service and to credit participant accounts for dividends earned on allocated shares. Dividends paid on the shares acquired with the 1991 internal loan were used solely to pay internal loan debt service in all periods. Dividends on ESOP shares, which are charged to shareowners’ equity as declared, were $10.3 million in 2009, $9.7 million in 2008 and $11.0 million in 2007. Dividends on ESOP shares were utilized entirely for debt service in all years. Interest costs incurred by the ESOP on the 1989 external debt in 2009, 2008 and 2007 were nominal in 2009 and were $0.2 million and $0.3 million in 2008 and 2007, respectively. Interest costs incurred by the ESOP on the 1991 internal loan, which have no earnings impact, were $8.1 million, $8.4 million and $8.7 million for 2009, 2008, and 2007, respectively. Both allocated and unallocated ESOP shares are treated as outstanding for purposes of computing earnings per share. As of January 2, 2010, the number of ESOP shares allocated to participant accounts was 3,324,792 and the number of unallocated shares was 4,351,885. At January 2, 2010, there were 31,398 released shares in the ESOP trust holding account pending allocation. The Company made cash contributions to the ESOP totaling $11.4 million in 2009, $15.6 million in 2008 and $11.7 million in 2007.

PENSION AND OTHER BENEFIT PLANS The Company sponsors pension plans covering most domestic hourly and certain executive employees, and approximately 4,600 foreign employees. Benefits are generally based on salary and years of service, except for U.S. collective bargaining employees whose benefits are based on a stated amount for each year of service.
The Company contributes to multi-employer plans for certain collective bargaining U.S. employees. In addition, various other defined contribution plans are sponsored worldwide. The expense for such defined contribution plans, aside from the earlier discussed ESOP plans, follows:

(Millions of Dollars)	2009	2008	2007
Multi-employer plan expense	$0.5	$0.6	$0.5
Other defined contribution plan expense	$3.3	$5.0	$6.5
The components of net periodic pension expense are as follows:

	U.S. Plans			Non-U.S. Plans
(Millions of Dollars)	2009	2008	2007	2009	2008	2007
Service cost	$2.6	$2.7	$2.7	$3.8	$4.7	$4.4
Interest cost	9.8	9.8	9.0	13.3	15.4	15.0
Expected return on plan assets	(6.7)	(10.3)	(9.8)	(14.9)	(19.0)	(18.2)
Amortization of prior service cost	1.2	1.4	1.5	0.1	0.1	0.1
Transition amount amortization	—	—	—	0.1	0.1	0.1
Actuarial loss amortization	2.9	—	0.6	2.4	3.9	6.3
Settlement /curtailment loss (gain)	1.2	—	—	(1.7)	1.0	0.6

Net periodic pension expense	$11.0	$3.6	$4.0	$3.1	$6.2	$8.3

The Company provides medical and dental benefits for certain retired employees in the United States. In addition, certain U.S. employees who retire from active service are eligible for life insurance benefits. Approximately 6,800 participants are covered under these plans. Net periodic post-retirement benefit expense was $1.8 million in 2009, $1.9 million in 2008 and $2.2 million in 2007.
Changes in plan assets and benefit obligations recognized in other comprehensive income in 2009 are as follows:

(Millions of Dollars)	2009
Current year actuarial loss	$(1.9)
Amortization of actuarial loss	(5.2)
Amortization of prior service costs	(1.0)
Amortization of transition obligation	(0.1)
Currency /other	9.0

Total loss recognized in other comprehensive income (pre-tax)	$0.8

The amounts in Accumulated other comprehensive loss expected to be recognized as components of net periodic benefit costs during 2009 total $7.2 million, representing amortization of $6.4 million of actuarial loss, $0.7 million of prior service cost, and $0.1 million of transition obligation.
The Company uses a fiscal year end date to value all its plans. The changes in the pension and other post-retirement benefit obligations, fair value of plan assets as well as amounts recognized in the Consolidated Balance Sheets, are shown below:

	U.S. Plans		Non-U.S. Plans		Other Benefits
	2009	2008	2009	2008	2009	2008

Change in benefit obligation
Benefit obligation at end of prior year	$166.9	$155.5	$217.2	$299.5	$23.0	$24.5
Service cost	2.6	2.7	3.8	4.7	0.8	1.0
Interest cost	9.8	9.8	13.3	15.4	1.3	1.4
Settlements / curtailments	0.4	—	(6.9)	(1.3)	—	—
Actuarial (gain) loss	5.5	8.4	20.1	(22.4)	0.7	(1.0)
Plan amendments	0.3	1.1	—	0.4	—	—
Foreign currency exchange rates	—	—	22.6	(64.0)	—	—
Participant contributions	—	—	—	0.1	—	—
Acquisitions, divestitures and other	0.3	—	1.1	(0.2)	—	—
Benefits paid	(9.7)	(10.6)	(14.6)	(15.0)	(2.8)	(2.9)

Benefit obligation at end of year	$176.1	$166.9	$256.6	$217.2	$23.0	$23.0

	U.S. Plans		Non-U.S. Plans		Other Benefits
	2009	2008	2009	2008	2009	2008

Change in plan assets

Fair value of plan assets at end of prior year	$90.5	$129.0	$174.9	$281.4	$—	$—
Actual return on plan assets	21.0	(34.7)	26.8	(36.6)	—	—
Participant contributions	—	—	—	0.1	—	—
Employer contributions	6.9	6.8	7.7	8.6	2.8	2.9
Settlements	—	—	(4.6)	(1.8)	—	—
Foreign currency exchange rate changes	—	—	20.2	(59.4)	—	—
Acquisitions, divestitures and other	—	—	0.2	(2.4)	—	—
Benefits paid	(9.7)	(10.6)	(14.6)	(15.0)	(2.8)	(2.9)

Fair value of plan assets at end of plan year	$108.7	$90.5	$210.8	$174.9	$—	$—

Funded status — assets less than benefit obligation	$(67.4)	$(76.4)	$(45.8)	$(42.3)	$(23.0)	$(23.0)
Unrecognized prior service cost (credit)	4.8	6.5	0.4	0.4	(0.9)	(1.0)
Unrecognized net actuarial loss	35.7	47.5	79.1	65.7	1.2	0.3
Unrecognized net transition liability	—	—	0.6	0.7	—	—

Net amount recognized	$(26.9)	$(22.4)	$34.3	$24.5	$(22.7)	$(23.7)

Amounts recognized in the Consolidated Balance Sheets
Prepaid benefit cost (non-current)	$—	$—	$4.4	$4.2	$—	$—
Current benefit liability	(2.7)	(2.8)	(1.2)	(1.7)	(2.0)	(2.0)
Non-current benefit liability	(64.7)	(73.6)	(49.0)	(44.8)	(21.0)	(21.0)

Net asset (liability) recognized	$(67.4)	$(76.4)	$(45.8)	$(42.3)	$(23.0)	$(23.0)

Accumulated other comprehensive loss (pre-tax):
Prior service cost (credit)	$4.8	$6.5	$0.4	$0.4	$(0.9)	$(1.0)
Actuarial loss	35.7	47.5	79.1	65.7	1.2	0.3
Transition liability	—	—	0.6	0.7	—	—

	$40.5	$54.0	$80.1	$66.8	$0.3	$(0.7)

Net amount recognized	$(26.9)	$(22.4)	$34.3	$24.5	$(22.7)	$(23.7)

In 2009, the increase of the projected benefit obligation for actuarial losses in the non-U.S. plans primarily pertains to increased salary rates used to measure the pension liabilities. The decrease of the projected benefit obligation for actuarial losses in the U.S. plans primarily relates to decreased discount rates used to measure the pension liability.
The accumulated benefit obligation for all defined benefit pension plans was $412.1 million at January 2, 2010 and $366.3 million at January 3, 2009. Information regarding pension plans in which accumulated benefit obligations exceed plan assets follows:

	U.S. Plans		Non-U.S. Plans
(Millions of Dollars)	2009	2008	2009	2008
Projected benefit obligation	$176.1	$166.9	$215.9	$184.4
Accumulated benefit obligation	$174.7	$163.9	$200.9	$172.5
Fair value of plan assets	$108.7	$90.5	$165.7	$138.0
Information regarding pension plans in which projected benefit obligations (inclusive of anticipated future compensation increases) exceed plan assets follows:

	U.S. Plans		Non-U.S. Plans
(Millions of Dollars)	2009	2008	2009	2008
Projected benefit obligation	$176.1	$166.9	$215.9	$185.0
Accumulated benefit obligation	$174.7	$163.9	$200.9	$173.0
Fair value of plan assets	$108.7	$90.5	$165.7	$138.5

The major assumptions used in valuing pension and post-retirement plan obligations and net costs were as follows:

	Pension Benefits						Other Benefits
	U.S. Plans			Non-U.S. Plans			U.S. Plans
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Weighted-average assumptions used to determine benefit obligations at year end:
Discount rate	5.75%	6.0%	6.5%	5.75%	6.0%	5.5%	5.5%	6.25%	6.25%
Rate of compensation increase	6.0%	6.0%	6.0%	4.25%	3.5%	3.75%	4.0%	4.0%	4.0%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	6.0%	6.5%	5.75%	6.0%	5.5%	4.75%	6.25%	6.25%	5.75%
Rate of compensation increase	6.0%	6.0%	6.0%	3.5%	3.75%	3.75%	4.0%	4.0%	4.0%
Expected return on plan assets	7.5%	8.0%	8.0%	6.75%	7.5%	7.0%	—	—	—
The expected long-term rate of return on plan assets is determined considering the returns projected for the various asset classes and the relative weighting for each asset class as reflected in the target asset allocation below. In addition the Company considers historical performance, the opinions of outside actuaries and other data in developing the return assumption. The Company expects to use a weighted-average long-term rate of return assumption of 7.5% for the U.S. plans and 6.75% for the non-U.S. plans in the determination of fiscal 2010 net periodic benefit expense.
PENSION PLAN ASSETS Plan assets are invested in equity securities, government and corporate bonds and other fixed income securities, money market instruments and insurance contracts. The Company’s worldwide asset allocations at January 2, 2010 and January 3, 2009 by asset category and the level of the valuation inputs within the fair value hierarchy established by ASC 820 are as follows:

	Plan Assets		2009 Fair Value Hierarch Level
Asset Category	2009	2008	Level 1	Level 2
Cash and cash equivalents	$3.0	$48.1	$3.0	$—
Equity securities
U.S. equity securities	69.4	38.2	6.6	62.8
Foreign equity securities	125.8	89.6	23.1	102.7
Fixed income securities
Government securities	62.4	51.4	23.8	38.6
Corporate securities	42.7	22.4	18.7	24.0
Insurance contracts	16.2	15.7		16.2

Total	$319.5	$265.4	$75.2	$244.3
U.S. and foreign equity securities primarily consist of companies with large market capitalizations. Government securities consist of U.S. Treasury securities and foreign government securities with deminimus default risk. Corporate fixed income securities include publicly traded U.S. and foreign investment grade and high yield securities. Assets held in insurance contracts are invested in the general asset pools of the various insurers, mainly debt and equity securities with guaranteed returns.
The Company’s investment strategy for pension plan assets includes diversification to minimize interest and market risks, and generally does not involve the use of derivative financial instruments. Plan assets are rebalanced periodically to maintain target asset allocations. Currently, the Company’s target allocations include 50%-70% in equity securities, 20%-40% in fixed income securities and up to 10% in other securities. Maturities of investments are not necessarily related to the timing of expected future benefit payments, but adequate liquidity to make immediate and medium term benefit payments is ensured.
CONTRIBUTIONS The Company’s funding policy for its defined benefit plans is to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with federal law and other regulations. The Company expects to contribute approximately $17 million to its pension and other post-retirement benefit plans in 2010.

EXPECTED FUTURE BENEFIT PAYMENTS Benefit payments, inclusive of amounts attributable to estimated future employee service, are expected to be paid as follows over the next 10 years:

(Millions of Dollars)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Years 6-10
Future payments	$320.2	$30.5	$29.9	$27.6	$29.1	$30.6	$172.5
These benefit payments will be funded through a combination of existing plan assets and amounts to be contributed in the future by the Company.
HEALTH CARE COST TRENDS The weighted average annual assumed rate of increase in the per-capita cost of covered benefits (i.e., health care cost trend rate) is assumed to be 9.0% for 2010, reducing gradually to 6.0% by 2015 and remaining at that level thereafter. A one percentage point change in the assumed health care cost trend rate would have an immaterial effect on the net periodic post-retirement benefit cost and the post-retirement benefit obligation as of January 2, 2010.
M. FAIR VALUE MEASUREMENTS
ASC 820 defines, establishes a consistent framework for measuring, and expands disclosure requirements about fair value. ASC 820 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:
Level 1 — Quoted prices for identical instruments in active markets.
Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs and significant value drivers are observable.
Level 3 — Instruments that are valued using unobservable inputs.
The Company holds various derivative financial instruments that are employed to manage risks, including foreign currency and interest rate exposures. These financial instruments are carried at fair value and are included within the scope of ASC 820. The Company determines the fair value of derivatives through the use of matrix or model pricing, which utilizes verifiable inputs such as market interest and currency rates. When determining the fair value of these financial instruments for which Level 1 evidence does not exist, the Company considers various factors including the following: exchange or market price quotations of similar instruments, time value and volatility factors, the Company’s own credit rating and the credit rating of the counter-party.
The following table presents the fair value and the hierarchy levels, for financial assets and liabilities that are measured at fair value on a recurring basis (millions of dollars):

	Total Carrying
	Value	Level 1	Level 2	Level 3
January 2, 2010:
Derivative assets	$33.3	$—	$33.3	$—
Derivatives liabilities	$84.7	$—	$84.7	$—
Money market fund	$210.8	$210.8	$—	$—

January 3, 2009:
Derivative assets	$31.8	$—	$31.8	$—
Derivatives liabilities	$84.2	$—	$84.2	$—
The following table presents the fair value and the hierarchy levels, for assets and liabilities that were measured at fair value on a non-recurring basis during 2009 (millions of dollars):

					Total Gains
	Carrying Value				(Losses)
	January 2, 2010	Level 1	Level 2	Level 3	Year to Date
Long-lived assets held and used	$11.0	$—	$—	$11.0	$(3.5)

In accordance with the provisions of ASC 820, long-lived assets with a carrying amount of $14.5 million were written down to $11.0 million fair value during the twelve months ended January 2, 2010. This was a result of restructuring related asset impairments more fully described in Note O, Restructuring and Asset Impairments. Fair value for these impaired production assets was based on the present value of discounted cash flows. This included an estimate for future cash flows as production activities are phased out as well as auction values (prices for similar assets) for assets where use has been discontinued or future cash flows are minimal.
A summary of the Company’s financial instruments carrying and fair values at January 2, 2010 and January 3, 2009 follows. Refer to Note I, Derivative Financial Instruments for more details regarding derivative financial instruments, and Note H, Long-Term Debt and Financing Arrangements for more information regarding carrying values of the Long-term debt shown below.

	2009		2008
	Carrying	Fair	Carrying	Fair
(millions of dollars), (asset)/liability	Value	Value	Value	Value
Long-term debt, including current portion	$1,292.7	$1,282.3	$1,397.7	$1,106.5
Derivative assets	$(33.3)	$(33.3)	$(31.8)	$(31.8)
Derivative liabilities	$84.7	$84.7	$84.2	$84.2
The fair values of Long-term debt instruments are estimated using a discounted cash flow analysis, based on the Company’s marginal borrowing rates. The fair values of foreign currency and interest rate swap agreements, comprising the derivative assets and liabilities in the table above, are based on current settlement values.
N. OTHER COSTS AND EXPENSES
Other-net is primarily comprised of intangible asset amortization expense, gains and losses on asset dispositions, currency impact, environmental expense and acquisition related expenses.
Research and development costs were $18.3 million, $25.4 million and $24.5 million for fiscal years 2009, 2008 and 2007, respectively.
O. RESTRUCTURING AND ASSET IMPAIRMENTS
At January 2, 2010, the Company’s restructuring reserve balance was $46.4 million, the vast majority of which is expected to be utilized in 2010. A summary of the restructuring reserve activity from January 3, 2009 to January 2, 2010 is as follows (millions of dollars):

			Net
		Acquisition	Additions/
	1/3/09	Accrual	(Reversals)	Usage	Currency	1/2/10
Acquisitions
Severance and related costs	$10.8	$(1.7)	$—	$(4.1)	$(0.3)	$4.7
Facility closure	1.8	1.7	—	(1.6)	—	1.9

Subtotal acquisitions	12.6	—	—	(5.7)	(0.3)	6.6

2009 Actions
Severance and related costs	—	—	42.4	(18.1)	0.3	24.6
Asset impairments	—	—	4.0	(4.0)	—	—
Facility closure	—	—	1.8	(1.8)	—	—
Other	—	—	0.4	(0.2)	—	0.2

Subtotal 2009 actions	—	—	48.6	(24.1)	0.3	24.8

Pre-2009 Actions
Severance and related costs	54.1	—	(7.6)	(31.2)	(0.3)	15.0
Asset impairments	—	—	(0.5)	0.5	—	—
Other	1.2	—	0.2	(1.4)	—	—

Subtotal Pre-2009 actions	55.3	—	(7.9)	(32.1)	(0.3)	15.0

Total	$67.9	$—	$40.7	$(61.9)	$(0.3)	$46.4

2009 Actions: In response to further sales volume declines associated with the economic recession, the Company initiated various cost reduction programs in 2009. Severance charges of $42.4 million were recorded relating to the reduction of approximately 1,500 employees. In addition, $4.0 million in charges were recognized for asset impairments related to closing several small distribution centers, consolidating production facilities, and exiting certain businesses. Facility closure costs totaled $1.8 million. Also, $0.4 million in other charges stemmed mainly from the termination of service contracts. Of the $48.6 million recognized for these actions, $24.1 million has been utilized to date, with $24.8 million of reserves remaining as of January 2, 2010. Of the charges recognized in 2009, $9.7 million pertains to the Security segment; $21.4 million to the Industrial segment; $15.5 million to the CDIY segment; and $2.0 million to non-operating entities
Pre-2009 Actions: During 2008, the Company initiated cost reduction actions in order to maintain its cost competitiveness. A large portion of these actions were initiated in the fourth quarter as the Company responded to deteriorating macro-economic conditions and slowing global demand, primarily in its CDIY and Industrial segments. Severance charges of $70.0 million were recorded relating to the reduction of approximately 2,700 employees. In addition, $13.6 million in charges were recognized related to asset impairments for production assets and real estate, and $0.7 million for facility closure costs. Also, $1.2 million in other charges stemmed from the termination of service contracts. Of the $85.5 million in full year 2008 restructuring and asset impairment charges, $13.8 million, $29.7 million, $35.6 million, and $6.4 million pertained to the Security, Industrial, and CDIY segments, and non-operating entities, respectively. During 2007, the Company also initiated $11.8 million of cost reduction actions in various businesses entailing severance for 525 employees and the exit of a leased facility.
As of January 3, 2009, the reserve balance related to these prior actions totaled $55.3 million of which $32.1 million was utilized in 2009. In addition, $7.6 million of severance-related costs accrued prior to 2009 were reversed in 2009 due in part to a reduction in the number of employee terminations pertaining to recent changes in regional European labor statutes. The remaining reserve balance of $15.0 million predominantly relates to actions in Europe and is expected to be utilized in 2010.
Acquisition Related: During 2009, $2.7 million of reserves were established for acquisitions consummated in the latter half of 2008 primarily related to the consolidation of security monitoring call centers. Of this amount, $1.0 million was for the severance of approximately 90 employees and $1.7 million related to the closure of a branch facility, primarily from remaining lease obligations. In 2009, $2.7 million of severance reserves previously established in purchase accounting that are no longer needed were reversed to goodwill. The Company utilized $5.7 million of the restructuring reserves during 2009 established for previous acquisitions. As of January 2, 2010, $6.6 million in acquisition-related accruals remain. Those accruals are expected to be utilized predominantly in 2010.
P. BUSINESS SEGMENTS AND GEOGRAPHIC AREAS
The Security segment is a provider of access and security solutions primarily for retailers, educational, financial and healthcare institutions, as well as commercial, governmental and industrial customers. The Company provides an extensive suite of mechanical and electronic security products and systems, and a variety of security services. These include security integration systems, software, related installation, maintenance, monitoring services, automatic doors, door closers, exit devices, healthcare storage and supply chain solutions, patient protection products, hardware (includes hinges, gate hardware, cabinet pulls, hooks, braces and shelf brackets) and locking mechanisms. Security products are sold primarily on a direct sales basis, and in certain instances, through third party distributors. The Industrial segment manufactures and markets: professional industrial and automotive mechanics tools and storage systems; hydraulic tools and accessories; plumbing, heating and air conditioning tools; assembly tools and systems; and specialty tools. These products are sold to industrial customers and distributed primarily through third party distributors as well as direct sales forces. The Construction and Do-It-Yourself (“CDIY”) segment manufactures and markets hand tools, consumer mechanics tools, storage systems, and pneumatic tools and fasteners. These products are sold to professional end users, distributors, as well as consumers, and are distributed through retailers (including home centers, mass merchants, hardware stores, and retail lumber yards).
The Company utilizes segment profit, which is defined as net sales minus cost of sales and SG&A inclusive of the provision for doubtful accounts (aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, interest income, interest expense, other-net (inclusive of intangible asset amortization expense), restructuring, and income tax expense. Refer to Note O, Restructuring and Asset Impairments for the amount of restructuring charges and asset impairments by segment, and to Note F, Goodwill and Other Intangible Assets for intangible amortization expense by segment. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and cost for certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Transactions between segments are not material. Segment assets primarily include accounts receivable, inventory, other current assets, property, plant and equipment, intangible assets and other miscellaneous assets.

Corporate assets and unallocated assets are cash and deferred income taxes. Geographic net sales and long-lived assets are attributed to the geographic regions based on the geographic location of each Company subsidiary.
The following information excludes the CST/berger laser leveling and measuring business, as well as three other smaller businesses, which are classified as discontinued operations as disclosed in Note T, Discontinued Operations, unless otherwise noted.
BUSINESS SEGMENTS

(Millions of Dollars)	2009	2008	2007
Net Sales
Security	$1,560.2	$1,497.2	$1,399.5
Industrial	881.6	1,273.5	1,245.8
CDIY	1,295.3	1,655.5	1,715.2

Consolidated	$3,737.1	$4,426.2	$4,360.5

Segment Profit
Security	$307.0	$268.7	$239.9
Industrial	89.3	164.2	182.7
CDIY	154.1	190.7	254.2

Segment Profit	550.4	623.6	676.8
Corporate overhead	(70.5)	(59.8)	(62.2)
Other-net	(139.1)	(111.6)	(84.8)
Restructuring charges and asset impairments	(40.7)	(85.5)	(12.8)
Gain on debt extinguishment	43.8	9.4	—
Interest income	3.1	9.2	5.1
Interest expense	(63.7)	(92.1)	(92.8)

Earnings from continuing operations before income taxes	$283.3	$293.2	$429.3

Capital and Software Expenditures
Security	$33.6	$52.6	$27.1
Industrial	21.1	38.5	19.5
CDIY	38.7	49.3	39.3
Discontinued operations	—	0.4	1.0

Consolidated	$93.4	$140.8	$86.9

Depreciation and Amortization
Security	$131.9	$108.6	$90.0
Industrial	27.0	30.3	25.9
CDIY	41.2	42.2	42.8
Discontinued operations	—	1.9	3.5

Consolidated	$200.1	$183.0	$162.2

Segment Assets
Security	$2,430.9	$2,378.6
Industrial	1,069.1	1,218.5
CDIY	819.5	959.8

	4,319.5	4,556.9
Corporate assets	449.6	309.7

Consolidated	$4,769.1	$4,866.6

Sales to The Home Depot were 14%, 13% and 16% of the CDIY segment net sales in 2009, 2008 and 2007, respectively.

GEOGRAPHIC AREAS

(Millions of Dollars)	2009	2008	2007
Net Sales
United States	$2,168.0	$2,514.3	$2,535.0
Other Americas	352.8	420.4	394.8
France	498.5	571.5	520.7
Other Europe	505.3	680.9	664.5
Asia	212.5	239.1	245.5

Consolidated	$3,737.1	$4,426.2	$4,360.5

Property, Plant & Equipment
United States	$292.8	$308.1
Other Americas	26.5	21.2
France	60.3	61.9
Other Europe	108.6	108.1
Asia	87.7	80.5

Consolidated	$575.9	$579.8

Q. INCOME TAXES
Significant components of the Company’s deferred tax assets and liabilities at the end of each fiscal year were as follows:

(Millions of Dollars)	2009	2008
Deferred tax liabilities:
Depreciation	$63.8	$52.8
Amortization of intangibles	153.2	149.0
Discharge of indebtedness	15.5	—
Inventories	4.7	4.4
Other	13.5	20.8

Total deferred tax liabilities	$250.7	$227.0
Deferred tax assets:
Employee benefit plans	$79.0	$96.0
Doubtful accounts	12.0	12.8
Accruals	12.1	13.0
Restructuring charges	13.0	16.0
Operating loss carryforwards	27.7	22.2
Other	53.2	55.1

Total deferred tax assets	$197.0	$215.1
Net Deferred Tax Liabilities before Valuation Allowance	$53.7	$11.9

Valuation Allowance	$24.4	$23.5

Net Deferred Tax Liabilities after Valuation Allowance	$78.1	$35.4

The valuation allowance reducing the deferred tax asset is primarily attributable to foreign and state loss carry-forwards to the amount that, based upon all available evidence, is more likely than not to be realized. The U.S. federal, foreign and state operating loss carry-forwards expire in various years beginning in 2010 or have indefinite carry-forwards.

The classification of deferred taxes as of January 2, 2010 and January 3, 2009 is as follows:

	2009		2008
	Deferred	Deferred	Deferred	Deferred
	Tax Asset	Tax Liability	Tax Asset	Tax Liability
Current	$(15.3)	$6.4	$(38.1)	$14.1
Non-current	(33.4)	120.4	(60.1)	119.5

Total	$(48.7)	$126.8	$(98.2)	$133.6

Income tax expense (benefit) attributable to continuing operations consisted of the following:

(Millions of Dollars)	2009	2008	2007
Current:
Federal	$(1.0)	$27.0	$52.1
Foreign	21.1	38.0	13.8
State	7.1	8.7	13.4

Total current	$27.2	$73.7	$79.3
Deferred:
Federal	$34.4	$(0.9)	$4.5
Foreign	(5.0)	2.8	27.8
State	(2.1)	(3.1)	(4.8)

Total deferred	27.3	(1.2)	27.5

Income taxes on continuing operations	$54.5	$72.5	$106.8

Income taxes paid during 2009, 2008 and 2007 were $58.6 million, $134.4 million and $102.9 million, respectively. During 2009, the Company had tax holidays in Thailand and China. Tax holidays resulted in a reduction of tax expense amounting to $2.0 million in 2009, $2.7 million in 2008, and $4.3 million in 2007. The tax holiday in Thailand is in place until 2010 while the tax holiday in China expires between 2010 and 2015.
The reconciliation of the U.S. federal statutory income tax to the Income taxes on continuing operations is as follows:

(Millions of Dollars)	2009	2008	2007
Tax at statutory rate	$99.2	$102.6	$150.2
State income taxes, net of federal benefits	4.7	5.2	4.0
Difference between foreign and federal income tax	(28.6)	(34.2)	(37.5)
Tax accrual reserve	(8.3)	2.5	7.1
Tax audit settlements	(8.8)	(3.0)	(4.5)
Income tax rate change	(0.1)	(0.4)	(3.4)
Other-net	(3.6)	(0.2)	(9.1)

Income taxes on continuing operations	$54.5	$72.5	$106.8

The components of earnings from continuing operations before income taxes consisted of the following:

(Millions of Dollars)	2009	2008	2007
United States	$115.1	$94.8	$185.8
Foreign	168.2	198.4	243.5

Earnings from continuing operations before income taxes	$283.3	$293.2	$429.3

Undistributed foreign earnings of $868.6 million at January 2, 2010 are considered to be invested indefinitely or will be remitted substantially free of additional tax. Accordingly, no provision has been made for taxes that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of this liability.

As of the beginning of the 2007 fiscal year, the Company adopted the provisions of FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109,” as codified in ASC 740, “Income Taxes.” Unrecognized tax benefits relate to U.S. and various foreign jurisdictions. The following table summarizes the activity related to the unrecognized tax benefits:

(Millions of Dollars)	2009	2008	2007
Balance at beginning of year	$47.8	$49.1	$54.0
Additions based on tax positions related to current year	1.4	5.6	8.1
Additions based on tax positions related to prior years	2.3	7.7	1.8
Reductions based on tax positions related to prior years	(10.6)	(5.9)	(7.3)
Settlements	(2.3)	—	(2.6)
Statute of limitations expirations	(8.3)	(8.7)	(4.9)

Balance at end of year	$30.3	$47.8	$49.1

The gross unrecognized tax benefits at January 2, 2010, and January 3, 2009 includes $26.1 million and $42.4 million, respectively, of tax benefits that, if recognized, would impact the effective tax rate. The liability for potential penalties and interest related to unrecognized tax benefits was decreased by $1.2 million in 2009 and increased by $1.3 million and $1.5 million in 2008 and 2007, respectively. The liability for potential penalties and interest totaled $4.4 million as of January 2, 2010 and $5.9 million as of January 3, 2009. The Company classifies all tax-related interest and penalties as income tax expense.
It is reasonably possible the Company may recognize up to $2 - $7 million of currently unrecognized tax benefits over the next 12 months, pertaining primarily to expiration of statutes of limitations in various jurisdictions.
The Company is subject to the examination of its income tax returns by the Internal Revenue Service and other tax authorities. Tax years 2005 and 2006 have been settled with the Internal Revenue Service as of January 2, 2010. The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. Tax years 2007 and forward remain subject to federal examination while tax years 2006 and forward generally remain subject to examination by most state tax authorities. In significant foreign jurisdictions, tax years 2004 and forward generally remain subject to examination.
R. COMMITMENTS AND GUARANTEES
COMMITMENTS The Company has non-cancelable operating lease agreements, principally related to facilities, vehicles, machinery and equipment. Minimum payments have not been reduced by minimum sublease rentals of $2.0 million due in the future under non-cancelable subleases. In addition, the Company is a party to a synthetic lease, which qualifies as an operating lease, for one of its major distribution centers. Rental expense, net of sublease income, for operating leases was $65.2 million in 2009, $66.4 million in 2008 and $62.2 million in 2007.
Outsourcing and other commitments are comprised of: $3.2 million for outsourcing arrangements, primarily related to information systems and telecommunications; and $33.1 million in marketing obligations.
The following is a summary of the future commitments for operating lease obligations, material purchase commitments, outsourcing and other arrangements:

(Millions of Dollars)	Total	2010	2011	2012	2013	2014	Thereafter
Operating lease obligations	$125.9	$37.3	$27.8	$18.6	$12.8	$8.6	$20.8
Material purchase commitments	8.8	8.8	—	—	—	—	—
Outsourcing and other	36.3	19.8	4.4	2.3	1.5	1.5	6.8

Total	$171.0	$65.9	$32.2	$20.9	$14.3	$10.1	$27.6

The Company has numerous assets, predominantly vehicles and equipment, under a one-year term U.S. master personal property lease. Residual value obligations under this master lease were $18.2 million at January 2, 2010 while the fair value of the underlying assets was approximately $20.9 million. The U.S. master personal property lease obligations are not reflected in the future minimum lease payments since the initial and remaining term does not exceed one year. The Company routinely exercises various lease renewal options and from time to time purchases leased assets for fair value at the end of lease terms.
The Company is a party to a synthetic lease for one of its major distribution centers. The program qualifies as an operating lease for accounting purposes, where only the monthly lease cost is recorded in earnings and the liability and value of underlying assets are off-balance sheet.

As of January 2, 2010, the estimated fair value of assets and remaining obligation for the property were $30.3 million and $25.5 million respectively.
GUARANTEES The following is a summary of guarantees as of January 2, 2010:

		Maximum	Carrying
		Potential	Amount of
(Millions of Dollars)	Term	Payment	Liability
Financial guarantees as of January 2, 2010:
Guarantees on the residual values of leased properties	One to five years	$43.7	$—
Standby letters of credit	Generally 1 year	36.3	—
Commercial customer financing arrangements	Up to seven years	17.7	14.8

Total		$97.7	$14.8

The Company has guaranteed a portion of the residual value arising from its previously mentioned synthetic lease and U.S. master personal property lease programs. The lease guarantees aggregate $43.7 million while the fair value of the underlying assets is estimated at $51.2 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these lease guarantees.
The Company has issued $36.3 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs. The Company has sold various businesses and properties over many years and provided standard indemnification to the purchasers with respect to any unknown liabilities, such as environmental, which may arise in the future that are attributable to the time of the Company’s ownership. No liabilities have been recorded for these general indemnifications since there are no identified exposures. The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors for their initial purchase of the inventory and truck necessary to function as a distributor. In addition, the Company provides a full recourse guarantee to a financial institution that extends credit to certain end retail customers of its U.S. Mac Tool distributors. The gross amount guaranteed in these arrangements is $17.7 million and the $14.8 million fair value of the guarantees issued is recorded in Long-term debt and Other liabilities with offsetting amount recorded in Accounts and notes receivable, net and Other assets, as appropriate in the consolidated balance sheets.
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
Following is a summary of the warranty liability activity for the years ended January 2, 2010, January 3, 2009 and December 29, 2007:

(Millions of Dollars)	2009	2008	2007
Beginning balance	$65.6	$63.7	$66.8
Warranties and guarantees issued	18.5	21.8	23.2
Warranty payments	(21.0)	(22.8)	(21.8)
Acquisitions and other	4.3	2.9	(4.5)

Ending balance	$67.4	$65.6	$63.7

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
The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of January 2, 2010 and January 3, 2009, the Company had reserves of $29.7 million and $28.8 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2009 amount, $8.3 million is classified as current and $21.4 million as long-term which is expected to be paid over the next ten years. The range of environmental remediation costs that is reasonably possible is $16.1 million to $51.8 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with policy.
The environmental liability for certain sites that have cash payments beyond the current year that are fixed or reliably determinable have been discounted using a rate of 4.1% to 4.8%, depending on the expected timing of disbursements. The discounted and undiscounted amount of the liability relative to these sites is $4.9 million and $6.4 million, respectively. The payments relative to these sites are expected to be $0.8 million in 2010, $1.2 million in 2011, $1.0 million in 2012, $0.3 million in 2013, $0.3 million in 2014 and $2.8 million thereafter.
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
On November 2, 2009, the Company entered into an Agreement and Plan of Merger with The Black & Decker Corporation (“Black & Decker”) as discussed in Note U. The merger agreement contains certain termination rights and provides that upon the termination of the merger under specific circumstances, including a change in the recommendation of the Company’s Board of Directors, the Company would owe Black & Decker a cash termination fee of $125 million.
T. DISCONTINUED OPERATIONS
On July 25, 2008, the Company sold its CST/berger laser leveling and measuring business to Robert Bosch Tool Corporation for $195.6 million in cash and cumulatively has recognized an $81.1 million after-tax gain as a result of the sale. The Company sold three other smaller businesses during 2008 for total cash proceeds of $7.9 million and a total cumulative after-tax loss of $1.3 million. The net loss from discontinued operations in 2009 primarily related to the wind-down of one small divestiture and purchase price adjustments for CST/berger and other small businesses divested in 2008. Discontinued operations in 2008 reflect the gain recognized on the sale of CST/berger and one small business, as well as the operating results of the businesses prior to divestiture. The divestures of these businesses were made pursuant to the Company’s growth strategy which entails a reduction of risk associated with certain large customer concentrations and better utilization of resources to increase shareowner value.
CST/berger, which was formerly in the Company’s CDIY segment, manufactures and distributes surveying accessories as well as building and construction instruments primarily in the Americas and Europe. Two of the small businesses that were sold were part of the Security segment, while the third minor business was part of the Industrial segment.

In accordance with the provisions of ASC 360 “Impairment of Long-Lived Assets”, the results of operations of CST/berger and the three small businesses have been reported as discontinued operations. The operating results of the four divested businesses are summarized as follows:

(Millions of Dollars)	2009	2008	2007
Net sales	$—	$60.8	$123.4
Pretax (loss)/earnings	(5.8)	132.8	16.5
Income taxes (benefit)	(3.3)	44.9	5.2

Net (loss)/earnings from discontinued operations	$(2.5)	$87.9	$11.3

There were no significant assets or liabilities of the divested businesses classified as held for sale in the Consolidated Balance Sheets at January 2, 2010 and January 3, 2009.
U. MERGER AGREEMENT WITH THE BLACK & DECKER CORPORATION
On November 2, 2009 the Company entered into a definitive merger agreement with Black & Decker in an all-stock transaction. Black & Decker is a leading global manufacturer and marketer of power tools and accessories, hardware and home improvement products, and technology-based fastening systems. Under the terms of the agreement, which has been approved by the boards of directors of both companies, Black & Decker shareholders will receive a fixed ratio of 1.275 shares of Stanley common stock for each share of Black & Decker stock. The final value to be received by Black & Decker shareholders will be measured at the closing date of the merger using the market price of the Stanley common stock at that time.
While the U.S. anti-trust review process is complete, the closing of the transaction remains subject to other customary closing conditions, including foreign regulatory approvals and the approval of Stanley and Black & Decker shareholders. An effective registration statement and proxy pertaining to the merger was filed with the Securities and Exchange Commission on February 2, 2010, and the shareowner votes on the merger are scheduled to occur in special meetings to be held on March 12, 2010. Subject to the satisfaction of the remaining closing conditions, closing of the transaction is currently expected to occur on March 12, 2010.

SELECTED QUARTERLY FINANCIAL DATA (unaudited)

(Millions of Dollars, except per share amounts)	Quarter
	First	Second	Third	Fourth	Year
2009
Net sales	$913.0	$919.2	$935.5	$969.4	$3,737.1
Gross profit	361.1	366.6	386.4	394.2	1,508.3
Selling, general and administrative expenses	252.7	255.3	251.4	269.0	1,028.4
Net earnings from continuing operations	39.0	72.0	62.1	55.7	228.8
Less: Earnings (loss) from noncontrolling interest	0.7	1.2	0.3	(0.2)	2.0

Net earnings from continuing operations attributable to The Stanley Works	38.3	70.8	61.8	55.9	226.8
Net earnings (loss) from discontinued operations	(0.6)	(1.3)	(1.4)	0.8	(2.5)

Net earnings attributable to The Stanley Works	$37.7	$69.5	$60.4	$56.7	$224.3

Basic earnings (loss) per common share:
Continuing operations	$0.48	$0.89	$0.77	$0.69	$2.84
Discontinued operations	(0.01)	(0.02)	(0.02)	0.01	(0.03)

Total basic earnings per common share	$0.48	$0.88	$0.75	$0.70	$2.81

Diluted earnings (loss) per common share:
Continuing operations	$0.48	$0.89	$0.77	$0.68	$2.82
Discontinued operations	(0.01)	(0.02)	(0.02)	0.01	(0.03)

Total diluted earnings per common share	$0.47	$0.87	$0.75	$0.69	$2.79

	First	Second	Third	Fourth	Year
2008
Net sales	$1,071.0	$1,151.7	$1,117.6	$1,085.9	$4,426.2
Gross profit	405.9	441.6	431.4	392.5	1,671.4
Selling, general and administrative expenses	274.6	282.9	274.8	275.3	1,107.6
Net earnings from continuing operations	64.3	74.6	77.7	4.1	220.7
Less: Earnings from noncontrolling interest	0.2	0.4	0.6	0.5	1.7

Net earnings from continuing operations attributable to The Stanley Works	64.1	74.2	77.1	3.6	219.0
Net earnings (loss) from discontinued operations	2.4	3.9	85.9	(4.3)	87.9

Net earnings attributable to The Stanley Works	$66.5	$78.1	$163.0	$(0.7)	$306.9

Basic earnings (loss) per common share:
Continuing operations	$0.81	$0.94	$0.98	$0.05	$2.77
Discontinued operations	0.03	0.05	1.09	(0.06)	1.11

Total basic earnings per common share	$0.84	$0.99	$2.06	$(0.01)	$3.88

Diluted earnings (loss) per common share:
Continuing operations	$0.80	$0.93	$0.97	$0.05	$2.74
Discontinued operations	0.03	0.05	1.08	(0.06)	1.10

Total diluted earnings per common share	$0.83	$0.98	$2.04	$(0.01)	$3.84

Net sales
In the second quarter of 2009, the Company recognized a $43.8 million, or $0.34 per diluted share, pre-tax gain from the repurchase of $103.0 million junior subordinated debt securities. In the fourth quarter of 2009, the Company recognized $19.3 million, or $0.22 per diluted share, in pre-tax transaction and integration planning charges primarily related to the proposed Black & Decker merger.
In the fourth quarter of 2008, the Company recognized $60.5 million, or $0.54 per diluted share, of pre-tax restructuring and asset impairment charges from continuing operations pertaining to cost actions taken in response to weak economic conditions.

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

(2)		Agreement and Plan of Merger, dated as of November 2, 2009, among The Stanley Works, The Black & Decker Corporation and Blue Jay Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated November 3, 2009).

(3)	(i)	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i) to the Annual Report on Form 10-K for the year ended January 2, 1999).

(a) Certificate of Amendment to the Restated Certificate of Incorporation of the Company.(incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K dated December 21, 2009).

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

(a) Amendment No. 1 dated as of December 21, 2009 to the Rights Agreement, dated as of January 19, 2006, between The Stanley Works and the Computershare Investor Services L.L.C.(incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated December 21, 2009).

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

	(iv)	Master Leasing Agreement, dated September 1, 1992 between GE Capital Commercial Inc. (f/k/a Citicorp Leasing, Inc., successor-in-interest to BLC Corporation) and The Stanley Works (incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10-Q for the quarter ended September 26, 1992).

(v)	Amended and Restated Credit Agreement, dated as of February 27, 2008, by and among The Stanley Works, the lenders named therein, Citibank, N.A., as Administrative Agent, Citigroup Global Markets Inc. and Banc of America Securities LLC, as Lead Arrangers and Book Runners, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 27, 2008).

	(a)	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of February 17, 2009 (incorporated by reference to Exhibit 10(v)(a) to the Company’s Annual Report on Form 10-K for the year ended January 3, 2009).

(vi)	Deferred Compensation Plan for Non-Employee Directors amended and restated as of December 11, 2007 (incorporated by reference to Exhibit 10(vii) to Annual Report on Form 10-K for the year ended December 29, 2007).*

(vii)	Deferred Compensation Plan for Participants in Stanley’s Management Incentive Plan amended and restated as of December 11, 2007 (incorporated by reference to Exhibit 10(ix) to Annual Report on Form 10-K for the year ended December 29, 2007) .*

(viii)	Supplemental Retirement and Account Value Plan for Salaried Employees of The Stanley Works, amended and restated effective as of January 1, 2010 except as otherwise provided therein.*

(ix)	Supplemental Executive Retirement Program amended and restated effective January 1, 2009 except as otherwise provided therein.* (incorporated by reference to Exhibit (ix) to the Annual Report on Form 10-K for the period ended January 3, 2009).

(x)	1997 Long-Term Incentive Plan as amended effective October 17, 2008.*(incorporated by reference to Exhibit (x) to the Annual Report on Form 10-K for the period ended January 3, 2009).

	(a)	Form of Award Agreement for the Long-Term Incentive Award Program for the period January 1, 2006 through January 3, 2009 (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K dated April 27, 2006).*

	(b)	Description of the Performance Criteria and Range of Certain Awards under the Long-Term Incentive Award Program for the period January 1, 2006 through January 3, 2009 (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K dated April 27, 2006).*

	(c)	Form of Award Agreement for the Long-Term Incentive Award Program for fiscal years 2007 through 2009 (incorporated by reference to Exhibit 10(xiii)(f) to Annual Report on Form 10-K for the year ended December 29, 2007).*

	(d)	Description of the Performance Criteria and Range of Certain Awards under the Long-Term Incentive Award Program for fiscal years 2007 through 2009 (incorporated by reference to Exhibit 10(xiii)(g) to Annual Report on Form 10-K for the year ended December 29, 2007).*

	(e)	Form of Restricted Stock Unit Award Certificate for grants of restricted stock units pursuant to 1997 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated December 15, 2005).*

	(f)	Summary of Material Terms of Special Bonus Program (incorporated by reference to Exhibit 10(i) to Quarterly Report on Form 10-Q for the quarter ended September 29, 2007).*

(xi)	2001 Long-Term Incentive Plan as amended effective October 17, 2008.* (incorporated by reference to Exhibit (xi) to the Annual Report on Form 10-K for the period ended January 3, 2009).

	(a)	Form of Stock Option Certificate for stock options granted pursuant to 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(xiv)(a) to Annual Report on Form 10-K for the year ended December 29, 2007).*

	(b)	Form of Restricted Stock Unit Award Certificate for grants of restricted stock units pursuant to 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(xiv)(c) to Annual Report on Form 10-K for the year ended December 29, 2007).*

(c) Terms and Conditions applicable to Long Term Performance Awards issued pursuant to the 1997 and the 2001 Long Term Incentive Plans.* (incorporated by reference to Exhibit (xi)(c) to the Annual Report on Form 10-K for the period ended January 3, 2009).

(d) Form of Award Letter for Long Term Performance Awards issued pursuant to the 2001 Long Term Incentive Plan.* (incorporated by reference to Exhibit (xi)(d) to the Annual Report on Form 10-K for the period ended January 3, 2009).

(xii)	Agreement and General Release between The Stanley Works and Donald McIlnay dated January 20, 2009.* (incorporated by reference to Exhibit (xii) to the Annual Report on Form 10-K for the period ended January 3, 2009).

(xiii)	Agreement, dated June 9, 1999 between The Stanley Works and James Loree (incorporated by reference to Exhibit 10(ii) to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1999).*

(xiv)	Form A of Amended and Restated Change in Control Severance Agreement. James M. Loree is a party to a Restated and Amended Change in Control Severance Agreement in this Form.* (incorporated by reference to Exhibit (xiv) to the Annual Report on Form 10-K for the period ended January 3, 2009).

(xv)	Form B of Amended and Restated Change in Control Severance Agreement. Each of Jeffery D. Ansell, Hubert W. Davis, Jr., and Mark J. Mathieu are parties to Amended and Restated Change in Control Severance Agreements in this Form.* (incorporated by reference to Exhibit (xv) to the Annual Report on Form 10-K for the period ended January 3, 2009).

(xvi)	Form B of Change in Control Severance Agreement. Donald Allan, Jr., is a party to a Change in Control Severance Agreement in this Form.* (incorporated by reference to Exhibit (xvi) to the Annual Report on Form 10-K for the period ended January 3, 2009).

(xvii)	Amended and Restated Employment Agreement dated December 10, 2008 between The Stanley Works and John F. Lundgren.* (incorporated by reference to Exhibit (xvii) to the Annual Report on Form 10-K for the period ended January 3, 2009).

(a) Second Amended and Restated Employment Agreement, dated as of November 2, 2009, among The Stanley Works and John F. Lundgren.* This agreement only becomes effective upon consummation of the pending transaction with Black & Decker. If the transaction is not consummated, the agreement is null and void and will not become effective. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated November 3, 2009).

(xviii)	Amended and Restated Change in Control Severance Agreement dated December 10, 2008 between The Stanley Works and John F. Lundgren.* (incorporated by reference to Exhibit (xviii) to the Annual Report on Form 10-K for the period ended January 3, 2009).

(xix)	The Stanley Works Restricted Stock Unit Plan for Non-Employee Directors amended and restated as of December 11, 2007 (incorporated by reference to Exhibit 10(xx) to Annual Report on Form 10-K for the year ended December 29, 2007).*

(a) Form of Certificate for RSUs issued pursuant to The Stanley Works Restricted Stock Unit Plan for Non-Employee Directors (incorporated by reference to Exhibit 10(xxv) to the Annual Report on Form 10-K for the year ended January 1, 2005).*

(xx)	The Stanley Works 2006 Management Incentive Compensation Plan amended and restated as of December 11, 2007.* (incorporated by reference to Exhibit (xx) to the Annual Report on Form 10-K for the period ended January 3, 2009).

(xxi)	Special Severance Policy for Management Incentive Compensation Plan Participants Levels 1-5 as amended effective October 17, 2008.* (incorporated by reference to Exhibit (xxi) to the Annual Report on Form 10-K for the period ended January 3, 2009).

(xxii)	Special Severance Plan as amended effective October 17, 2008. Donald Allan, Jr. was a participant in this Plan until February 23, 2009.* (incorporated by reference to Exhibit (xxii) to the Annual Report on Form 10-K for the period ended January 3, 2009).

	(xxiii)	The Stanley Works 2009 Long-Term Incentive Plan*( incorporated by reference to Exhibit 10(iii)(a) to the Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2009)

(a) Form of award letter for restricted stock units grants to executive officers pursuant to the Company’s 2009 Long Term Incentive Plan*( incorporated by reference to Exhibit 10(iii)(b) to the Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2009)

(b) Form of award letter for long term performance award grants to executive officers pursuant to the Company’s 2009 Long Term Incentive Plan*( incorporated by reference to Exhibit 10(iii)(c) to the Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2009)

	(xxiv)	Employee Stock Purchase Plan as amended April 23, 2009*(incorporated by reference to Exhibit 10(iii)(d) to the Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2009).

	(xxv)	Employment Agreement, dated as of November 2, 2009, among The Stanley Works and James M. Loree.* (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated November 3, 2009).

	(xxvi)	Executive Chairman Agreement, dated as of November 2, 2009, among The Stanley Works and Nolan D. Archibald.* This agreement only becomes effective upon consummation of the pending transaction with Black & Decker. If the transaction is not consummated, the agreement is null and void and will not become effective. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated November 3, 2009).

(11)		Statement re computation of per share earnings (the information required to be presented in this exhibit appears in Notes A and K to the Company’s Consolidated Financial Statements set forth in this Annual Report on Form 10-K).

(12)		Statement re computation of ratio of earnings to fixed charges.

(14)		Code of Ethics for CEO and Senior Financial Officers (incorporated by reference to the Company’s website, www.stanleyworks.com).

(21)		Subsidiaries of Registrant.

(23)		Consent of Independent Registered Public Accounting Firm and Report on Schedule.

(24)		Power of Attorney.

(31)	(i)(a)	Certification by Chief Executive Officer pursuant to Rule 13a-14(a).

	(i)(b)	Certification by Chief Financial Officer pursuant to Rule 13a-14(a).

(32)	(i)	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(ii)	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	(i)	Policy on Confidential Proxy Voting and Independent Tabulation and Inspection of Elections as adopted by The Board of Directors October 23, 1991 (incorporated by reference to Exhibit (28)(i) to the Quarterly Report on Form 10-Q for the quarter ended September 28, 1991).

*	Management contract or compensation plan or arrangement