Form 10-Q
period 2010-04-03
STANLEY BLACK & DECKER, INC.
filed 2010-05-13
CIK 93556

(STANLEY BLACK & DECKER, INC. LOGO)
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2010.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  [          ] to [          ]
Commission File Number 001-05224
STANLEY BLACK & DECKER, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CONNECTICUT	06-0548860

(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NUMBER)

1000 STANLEY DRIVE
NEW BRITAIN, CONNECTICUT	06053

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)
(860) 225-5111

(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑
160,394,923 shares of the registrant’s common stock were outstanding as of May 11, 2010

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 5. EXHIBITS
SIGNATURE
EX-3.I
EX-3.II
EX-3.III
EX-10.II
EX-10.VI.B
EX-10.VI.C
EX-10.VI.D
EX-10.VI.E
EX-10.VI.F
EX-10.XI.A
EX-10.XI.B
EX-10.XII.B
EX-10.XIX
EX-10.XX
EX-10.XXI
EX-10.XXII
EX-31.I.A
EX-31.I.B
EX-32.I
EX-32.II

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED APRIL 3, 2010 AND APRIL 4, 2009
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	2010	2009
NET SALES	$1,262.0	$913.0
COSTS AND EXPENSES
Cost of sales	806.1	551.9
Selling, general and administrative	378.5	247.6
Provision for doubtful accounts	4.0	5.1
Other, net	64.9	30.3
Restructuring charges and asset impairments	97.4	9.1
Interest income	(1.2)	(0.7)
Interest expense	19.3	17.0

	1,369.0	860.3

(Loss) earnings from continuing operations before income taxes	(107.0)	52.7
Income taxes on continuing operations	1.5	13.7

(Loss) earnings from continuing operations	(108.5)	39.0

Less: Net earnings attributable to non-controlling interests	0.1	0.7

NET (LOSS) EARNINGS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO STANLEY BLACK & DECKER, INC.	(108.6)	38.3

NET LOSS FROM DISCONTINUED OPERATIONS (net of income tax benefit of $0.5)	—	(0.6)

NET (LOSS) EARNINGS ATTRIBUTABLE TO STANLEY BLACK & DECKER, INC.	$(108.6)	$37.7

BASIC (LOSS) EARNINGS PER SHARE OF COMMON STOCK
Continuing operations	$(1.11)	$0.48
Discontinued operations	—	(0.01)

Total basic (loss) earnings per share of common stock	$(1.11)	$0.48

DILUTED (LOSS) EARNINGS PER SHARE OF COMMON STOCK
Continuing operations	$(1.11)	$0.48
Discontinued operations	—	(0.01)

Total diluted (loss) earnings per share of common stock	$(1.11)	$0.47

DIVIDENDS PER SHARE OF COMMON STOCK	$0.33	$0.32

AVERAGE SHARES OUTSTANDING (in thousands):
Basic	97,672	79,209

Diluted	97,672	79,471

See notes to condensed consolidated financial statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
APRIL 3, 2010 AND JANUARY 2, 2010
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$1,505.4	$400.7
Accounts and notes receivable, net	1,557.4	532.0
Inventories, net	1,397.6	366.2
Prepaid expenses	146.6	73.2
Other current assets	376.9	39.8

Total Current Assets	4,983.9	1,411.9
Property, Plant and Equipment, net	1,030.1	575.9
Goodwill	5,282.7	1,818.4
Customer Relationships, net	933.7	413.4
Trade Names, net	1,826.6	331.1
Other Intangible Assets, net	147.1	31.9
Other Assets	430.6	186.5

Total Assets	$14,634.7	$4,769.1

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities
Short-term borrowings	$701.3	$90.4
Current maturities of long-term debt	7.5	208.0
Accounts payable	928.7	410.1
Accrued expenses	1,521.4	483.5

Total Current Liabilities	3,158.9	1,192.0
Long-Term Debt	2,743.4	1,084.7
Post-Retirement Benefits	923.7	136.7
Deferred Taxes	620.7	120.4
Other Liabilities	649.6	223.8
Commitments and Contingencies (Note R)
Stanley Black & Decker, Inc. Shareowners’ Equity
Common stock, par value $2.50 per share	427.2	230.9
Authorized 300,000,000 shares
Issued 170,840,671 and 92,343,410 at April 3, 2010 and January 2, 2010, respectively
Additional paid in capital	4,611.2	126.7
Retained earnings	2,160.8	2,295.5
Accumulated other comprehensive loss	(117.6)	(76.5)
ESOP	(79.2)	(80.8)

	7,002.4	2,495.8
Less: cost of common stock in treasury	488.8	509.7

Stanley Black & Decker, Inc. Shareowners’ Equity	6,513.6	1,986.1
Non-controlling interests	24.8	25.4

Total Equity	6,538.4	2,011.5

Total Liabilities and Shareowners’ Equity	$14,634.7	$4,769.1

See notes to condensed consolidated financial statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED APRIL 3, 2010 AND APRIL 4, 2009
(Unaudited, Millions of Dollars)

	2010	2009
OPERATING ACTIVITIES
Net (loss) earnings	$(108.5)	$38.4
Less: Net earnings attributable to non-controlling interest	0.1	0.7

Net (loss) earnings attributable to Stanley Black & Decker, Inc.	(108.6)	37.7
Depreciation and amortization	59.7	48.0
Changes in working capital	(90.4)	(45.3)
Changes in other assets and liabilities	106.6	(36.8)

Cash (used in) provided by operating activities	(32.7)	3.6
INVESTING ACTIVITIES
Capital expenditures and capitalized software	(22.1)	(21.7)
Proceeds from sale of businesses	—	0.8
Business acquisitions and asset disposals	(7.2)	(6.0)
Cash acquired from Black & Decker	949.4	—
Interest rate swap terminations	30.0	—
Net investment hedge maturity	(16.1)	—

Cash provided by (used in) investing activities	934.0	(26.9)
FINANCING ACTIVITIES
Payments on long-term debt	(200.8)	(1.1)
Proceeds from long-term borrowings	—	0.2
Stock purchase contract fees	(3.8)	(3.8)
Net short-term borrowings (payments)	435.9	(7.4)
Cash dividends on common stock	(34.3)	(25.3)
Proceeds from the issuance of common stock	14.0	—
Purchase of common stock for treasury	(0.1)	(0.6)
Premium paid for share repurchase option	—	(16.4)

Cash provided by (used in) financing activities	210.9	(54.4)
Effect of exchange rate changes on cash	(7.5)	(5.9)

Change in cash and cash equivalents	1,104.7	(83.6)

Cash and cash equivalents, beginning of period	400.7	211.6

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,505.4	$128.0

See notes to condensed consolidated financial statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareowners’ Equity
Periods ended April 3, 2010 and April 4, 2009
(Millions of Dollars, Except Per Share Amounts)

				Accumulated
		Additional		Other
	Common	Paid In	Retained	Comprehensive		Treasury	Non-controlling	Shareowners’
	Stock	Capital	Earnings	Income (Loss)	ESOP	Stock	Interests	Equity
Balance January 3, 2009	$230.9	$91.5	$2,199.9	$(152.0)	$(87.2)	$(576.8)	$18.5	$1,724.8
Comprehensive income:
Net earnings			37.7				0.7	38.4
Currency translation adjustment and other				(18.3)				(18.3)
Cash flow hedge, net of tax				(1.6)				(1.6)
Change in pension				(0.9)				(0.9)

Total comprehensive income (loss)			37.7	(20.8)			0.7	17.6
Cash dividends declared — $0.32 per share			(25.3)					(25.3)
Issuance of common stock			(3.3)			3.9		0.6
Repurchase of common stock (18,646 shares)						(0.6)		(0.6)
Premium paid on equity option		(16.4)						(16.4)
Other, stock-based compensation related, net of tax		3.7						3.7
Tax effect related to stock options exercised		(0.3)						(0.3)
ESOP and related tax benefit			0.5		1.6			2.1

Balance April 4, 2009	$230.9	$78.5	$2,209.5	$(172.8)	$(85.6)	$(573.5)	$19.2	$1,706.2

Balance January 2, 2010	$230.9	$126.7	$2,295.5	$(76.5)	$(80.8)	$(509.7)	$25.4	$2,011.5
Comprehensive income:
Net (loss)/earnings			(108.6)				0.1	(108.5)
Currency translation adjustment and other				(41.6)				(41.6)
Cash flow hedge, net of tax				(1.5)				(1.5)
Change in pension				2.0				2.0

Total comprehensive income (loss)			(108.6)	(41.1)			0.1	(149.6)
Cash dividends declared — $0.33 per share			(26.6)					(26.6)
Issuance of common stock		(10.3)				22.4		12.1
Black & Decker consideration paid	196.3	4,459.3				0.3		4,655.9
Repurchase of common stock (541 shares)						(0.1)		(0.1)
Non-controlling interest buyout		0.7					(0.7)	—

Settlement of equity option		1.7				(1.7)		—
Other, stock-based compensation related, net of tax		31.5						31.5
Tax benefit related to stock options exercised		1.6						1.6
ESOP and related tax benefit			0.5		1.6			2.1

Balance April 3, 2010	$427.2	$4,611.2	$2,160.8	$(117.6)	$(79.2)	$(488.8)	$24.8	$6,538.4

See notes to condensed consolidated financial statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 3, 2010
A. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. Operating results for the quarter ended April 3, 2010, are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in The Stanley Works and Subsidiaries’ (collectively, the “Company”) Form 10-K for the year ended January 2, 2010.
On March 12, 2010 a wholly owned subsidiary of The Stanley Works was merged with and into The Black & Decker Corporation (“Black & Decker”), with the result that The Black & Decker Corporation became a wholly owned subsidiary of The Stanley Works (the “Merger”). In connection with the Merger, The Stanley Works changed its name to Stanley Black & Decker, Inc. The results of the operations and cash flows of Black & Decker have been included in the Company’s condensed consolidated financial statements from the time of the consummation of the Merger on March 12, 2010 (See Note F, Merger and Acquisitions).
B. New Accounting Standards
Implemented:
In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-16, “Accounting for Transfers of Financial Assets”. This ASU eliminates the concept of a “qualifying special-purpose entity,” clarifies when a transferor of financial assets has surrendered control over the transferred financial assets, defines specific conditions for reporting a transfer of a portion of a financial asset as a sale, requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale, and requires enhanced disclosures to provide financial statement users with greater transparency about a transferor’s continuing involvement with transferred financial assets. The adoption of this ASU did not have any impact on the consolidated financial statements.
In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” This ASU eliminates the concept of a “qualifying special-purpose entity,” replaces the quantitative approach for determining which enterprise has a controlling financial interest in a variable interest entity with a qualitative approach focused on identifying which enterprise has a controlling financial interest through the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. Additionally, this ASU requires enhanced disclosures that will provide users of financial statements with more information about an enterprise’s involvement in a variable interest entity. The adoption of the ASU did not have any significant impact on the consolidated financial statements.
Not Yet Implemented:
In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements.” This ASU eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the consideration that is attributable to items that already have been delivered. This may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under the current requirements. Additionally, under the new guidance, the relative selling price method is required to be used in allocating consideration between deliverables and the residual value method will no longer be permitted. This ASU is effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal 2011. A company may elect, but will not be required, to adopt the amendments in this ASU retrospectively for all prior periods. Management is currently evaluating the requirements of this ASU and has not yet determined the impact, if any, that it will have on the consolidated financial statements.

C. Earnings Per Share
The following table reconciles the weighted-average shares outstanding used to calculate basic and diluted earnings per share for the three months ended April 3, 2010 and April 4, 2009:

	2010	2009
Numerator (in millions):
Net (loss) earnings attributable to Stanley Black & Decker, Inc.	$(108.6)	$37.7
Less: (loss) earnings attributable to participating RSU’s and RSA’s	(0.2)	0.1

Net (loss) earnings- basic	$(108.4)	$37.6

Net (loss) earnings- dilutive	$(108.6)	$37.7

Denominator (in thousands):
Basic earnings per share — weighted-average shares	97,672	79,209
Dilutive effect of stock options and awards	—	262

Diluted earnings per share — weighted-average shares	97,672	79,471

(Loss) earnings per share of common stock:
Basic	$(1.11)	$0.48
Diluted	$(1.11)	$0.47
In connection with the Merger, the Company issued 78.5 million shares, 5.8 million options and 0.4 million restricted stock awards and restricted stock units to former Black & Decker shareowners and employees. These outstanding shares and equity awards were included in the calculation of weighted average shares outstanding from the period from the merger date to the end of the quarter. In future periods these shares will be outstanding for the full reporting period and will be weighted accordingly. At the end of the first quarter, there were 159.6 million basic shares outstanding.
The following weighted-average stock options, restricted shares and awards, other equity awards, warrants, and Equity Purchase Contracts to purchase the Company’s common stock were outstanding during the three months ended April 3, 2010 and April 4, 2009, but were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	2010		2009
Number of stock options	2,557	(a)	5,198
Number of restricted shares and awards	438	(a)	—
Number of other equity awards	123	(a)	—
Number of stock warrants	4,939		4,939
Number of shares related to the Equity Purchase Contracts	5,902		5,885

(a)	Of these excluded shares, 1.3 million stock options, 0.4 million restricted shares and awards, and 0.1 million of other equity awards were anti-dilutive because of the Company’s net loss for the quarter.
The Equity Purchase Contracts will not be dilutive at any time prior to their maturity in May 2010 because the holders must pay the Company the higher of approximately $54.17 or then market price. Additionally, the Company has Convertible Notes outstanding which may require the Company to deliver shares of common stock in May 2012. As of April 3, 2010 and April 4, 2009, there were no shares related to the Convertible Notes included in the calculation of diluted earnings per share because the effect of these conversion options was not dilutive. The Company intends to net share settle the conversion value, if any, of these Convertible Notes at their maturity in May 2012. Furthermore, there is a convertible notes hedge in place which would fully offset any such shares that may be delivered pertaining to the Convertible Notes. These Convertible Notes as well as the related Equity Purchase Contracts and convertible notes hedge are discussed more fully in Note H, Long-Term Debt and Financing Arrangements of this Form 10-Q, as well as in the Company’s Form 10-K for the year ended January 2, 2010.
D. Accounts and Notes Receivable
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

The purpose of the program is to provide liquidity to the Company. The Company accounts for these transfers as sales under Accounting Standards Codification (“ASC”) 860 “Transfers and Servicing”. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred purchase price receivable. At April 3, 2010, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.
Net receivables sold amounted to $110.0 million for the three months ended April 3, 2010, which resulted in a $0.3 million pre-tax loss for the quarter. Cash flows related to new transfers, collections of previously sold receivables, including deferred purchase price receivables, and all fees are settled one month in arrears, and netted to $3.6 million of payments to the Purchaser for the three months ended April 3, 2010. Servicing fees amounted to $0.1 million for the first quarter of 2010. The Company’s risk of loss following the sale of the receivables is limited to the deferred purchase price, which was $25.8 million at April 3, 2010. The deferred purchase price receivable will be repaid in cash as receivables are collected, generally within 30 days, and as such the carrying value of the receivable recorded approximates fair value. Delinquencies and credit losses on receivables sold in 2010 were $0.1 million. Cash inflows related to the deferred purchase price receivable totaled $36 million for the first quarter of 2010. All cash flows under the program are reported as a component of changes in working capital within operating activities in the condensed consolidated statement of cash flows since all the cash from the purchaser is either: 1) received upon the initial sale of the receivable or 2) from the ultimate collection of the underlying receivables and the underlying receivables are not subject to significant risks, other than credit risk, given their short term nature.
E. Inventories
The components of inventories at April 3, 2010 and January 2, 2010 are as follows (in millions):

	2010	2009
Finished products	$938.1	$252.8
Work in process	157.0	49.0
Raw materials	302.5	64.4

Total inventories	$1,397.6	$366.2

As more fully disclosed in Note F, in connection with the Merger, the Company acquired inventory with a fair value of $1.068 billion which included a non-cash inventory step-up of $170.5 million. During the first quarter of 2010, $41.6 million of this inventory step-up was amortized and recognized as cost of sales in the consolidated statement of operations as the corresponding inventory was sold.
F. Merger and Acquisitions
MERGER WITH BLACK & DECKER
On March 12, 2010 (the “merger date”), a wholly owned subsidiary of The Stanley Works was merged with and into The Black & Decker Corporation (“Black & Decker”), with the result that Black & Decker became a wholly owned subsidiary of The Stanley Works. As part of the Merger, Black & Decker stockholders received 1.275 shares of Stanley stock for each share outstanding as of the merger date. All of the outstanding Black & Decker shares and equity based awards were exchanged for Stanley shares and equity awards as part of the Merger. Fractional shares generated by the conversion ratio were cash settled for $0.3 million. After the exchange was completed, pre-merger Stanley shareowners retained ownership of 50.5% of the combined company. In conjunction with consummating the Merger, the name of the combined Company was changed to “Stanley Black & Decker, Inc”.
Black & Decker is a global manufacturer and marketer of power tools and accessories, hardware and home improvement products, and technology-based fastening systems. The Merger creates a larger and more globally diversified company with a broad array of products and services with significant exposure to growing and profitable product areas. Stanley and Black & Decker’s product lines are generally complementary, and do not present areas of significant overlap. By combining the two companies, there will be significant cost saving opportunities through reductions in corporate overhead, business unit and purchasing consolidation, and by combining elements of manufacturing and distribution.
Based on the closing price of Stanley common stock on the merger date, the consideration received by Black & Decker shareholders in the Merger had a value of approximately $4.656 billion as detailed below.

	Conversion
(in millions)	Calculation	Fair Value
Black & Decker common stock outstanding as of the merger date	61.571
Multiplied by Stanley’s stock price as of the merger date multiplied by the exchange ratio of 1.275 ($57.86 * 1.275)	$73.77	$4,542.2

Fair value of the vested and unvested stock options pertaining to pre-merger service issued to replace existing grants at closing (a)		91.7
Fair value of unvested restricted stock and restricted stock units pertaining to pre-merger service issued to replace existing grants at closing (a)		12.2
Other vested equity awards (a)		9.8
Cash paid to settle fractional shares		0.3

Total fair value of consideration transferred		$4,656.2

(a)	As part of the Merger the Company exchanged the pre-merger equity awards of Black & Decker for Stanley Black & Decker equity awards. Under ASC 805, the fair value of vested options and the earned portion of unvested options, restricted stock awards and restricted stock units are recognized as consideration paid. The remaining value relating to the unvested and unearned options, restricted stock awards and restricted stock units will be recognized as future stock-based compensation. The allocation of the pre-merger equity awards between consideration paid and future stock-based compensation are as follows (in millions):

		Fair value
		Recognized as	Fair value to be
	Number of	Consideration	recognized as future
Award type	Awards	Paid	compensation cost
Stock options	5.8	$91.7	$14.1
Restricted stock units and awards	0.4	12.2	12.8
Other vested equity awards	0.2	9.8	—

Total	6.4	$113.7	$26.9

The following assumptions were used for the Black Scholes valuation of the pre-merger Black & Decker stock options in the determination of consideration paid:

Stock price	$57.86
Post conversion strike price	$23.53 – $74.11
Average expected volatility	32%
Dividend yield	0.7%
Weighted-average risk-free interest rate	1.4%
Weighted-average expected term	2.9 years
Weighted-average fair value per option	$18.72
The expected volatility is based on two equally weighted components: the first component is the average historical volatility which is based on daily observations and duration consistent with the expected life assumption; the second component is the market implied volatility of traded options. The average expected term of the option is based on historical employee stock option exercise behavior as well as the remaining contractual exercise term. The risk-free interest rate is based on U.S. treasury securities with maturities equal to the expected life of the option. The fair value of restricted stock and restricted stock units and other vested equity awards was $57.86 per share. Total compensation expense recognized during the first quarter for the options, restricted stock, and restricted stock awards that were assumed as part of the Merger was $0.6 million.
The transaction has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed be recognized at their fair values as of the merger date. The following table summarizes the estimated fair values of major assets acquired and liabilities assumed as part of the Merger:

(Millions of Dollars)	2010

Cash	$949.4
Accounts and notes receivable	907.2
Inventory	1,067.9
Prepaid expenses and other current assets	305.1
Property, plant and equipment	477.1
Trade names	1,510.5
Customer relationships	508.6
Licenses, technology and patents	119.6
Other assets	197.1
Short-term borrowings	(175.0)
Accounts payable	(479.2)
Accrued expenses	(883.1)
Long-term debt	(1,657.1)
Post-retirement benefits	(762.6)
Deferred taxes	(488.1)
Other liabilities	(427.0)

Total identifiable net assets	$1,170.4
Goodwill	3,485.8

Total consideration transferred	$4,656.2

As of the merger date, the expected fair value of accounts receivable approximated the historical cost. The gross contractual receivable was $951.7 million, of which $44.5 million is not expected to be collectable.
The amount allocated to trade names includes $1.361 billion associated with the indefinite-lived trade names which have been determined to have indefinite lives. The weighted average useful lives assigned to the finite lived intangible assets are trade names — 14 years; customer relationships — 16 years; and licenses, technology and patents — 11 years.
Black & Decker has three primary areas of contingent liabilities: environmental, risk insurance (predominantly product liability and workers compensation) and uncertain tax liabilities. Additionally, Black & Decker is involved in various lawsuits in the ordinary course of business, including litigation and administrative proceedings involving commercial disputes and employment matters. Some of these lawsuits include claims for punitive as well as compensatory damages. The Company believes the majority of the contingent liabilities will ultimately be recorded at fair value in purchase accounting, aside from those pertaining to uncertainty in income taxes which are an exception to the fair value basis of accounting; however certain environmental matters that are inherently legal contingencies in nature will be adjusted at the probable and estimable amount.
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined business, assembled workforce, and the going concern nature of Black & Decker. It is estimated that $167.7 million of goodwill, relating to Black & Decker’s pre-merger historical tax basis, will be deductible for tax purposes.
The purchase price allocation for Black & Decker is preliminary in all respects. Adjustments are possible pertaining to the following, among other items:
•	Intangible assets — pending finalization of valuation efforts for acquired intangible assets.

•	Property, Plant, and Equipment —completion of physical observations of property, plant and equipment and valuation efforts to determine their fair value.

•	Environmental remediation, income tax contingencies, product liability and other risk insurance reserves — completion of the assessment of these matters.

•	Tax liabilities relating to the repatriation of unremitted earnings — As of December 31, 2009 Black & Decker had not provided for income taxes on unremitted earnings of approximately $2.1 billion from its international subsidiaries. Concurrent with the Merger the Company has made a determination to repatriate certain of these funds, making such amounts subject to both U.S. income and foreign withholding taxes. The Company is in the process of determining the tax consequence of such repatriation in accordance with ASC 740-30 and therefore no tax liability has currently been provided.

•	Other income tax assets and liabilities

•	Pensions and Other Post Employment Benefits — pending finalization of actuarial reviews as of the merger date.

•	Allocation of goodwill between reporting units
A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company’s judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results from operations. The Company will finalize the Black & Decker purchase accounting for the various open items as soon as reasonably possible during the measurement period. The finalization of the Company’s purchase accounting assessment will result in changes in the valuation of assets and liabilities acquired which could be material.
ACQUISITION OF ADT FRANCE
In March 2010, the Company completed the acquisition of ADT France for $8.0 million, net of cash acquired. ADT France is a leading provider of security services, primarily for commercial businesses located in France. ADT France has been consolidated into the Company’s Security segment. This acquisition gives the Company the leading market share in France and expands the Company’s security footprint in Europe. The purchase accounting for this recent acquisition is preliminary, principally with respect to finalization of intangible asset valuations, contingencies, deferred taxes, and certain other items.
2009 ACQUISITIONS
During 2009, the Company completed six minor acquisitions, primarily relating to the Company’s convergent security solutions business, for a combined purchase price of $24.2 million. The purchase price allocation for these acquisitions is complete.
ACTUAL AND PRO FORMA IMPACT OF THE MERGER
The following table presents information for Black & Decker that is included in the Company’s consolidated statement of operations from the merger date through the end of the quarter (in millions):

	2010
Net sales	$327.0
Loss attributable to Black & Decker	$(135.3	) (A)

(A)	The net loss attributable to Black & Decker includes amortization of the inventory step-up, restructuring charges and other merger related items.
The following table presents supplemental pro forma information as if the Merger had occurred on January 3, 2010 for the quarter ended April 3, 2010. The comparative 2009 column was prepared as if the Merger had occurred on January 2, 2009 for the quarter ended April 2, 2009. As such, both years presented include merger related charges. The pro forma consolidated results are not necessarily indicative of what the Company’s consolidated net earnings would have been had the Company completed the Merger on January 3, 2010, or January 2, 2009. In addition the pro forma consolidated results do not purport to project the future results of the combined Company nor do they reflect the expected realization of any cost savings associated with the Merger.

(Millions of Dollars, except per share amounts)	2010	2009
Net sales	$2,194.2	$1,986.7
Net loss attributable to Stanley Black & Decker	$(151.8)	$(203.7)
Diluted earnings per share	$(0.95)	$(1.28)
2010 Pro forma Results
The 2010 pro forma results were calculated by combining the results of Stanley Black & Decker with Black & Decker’s stand-alone results from January 3, 2010 through March 12, 2010. Additionally the following adjustments were made to account for certain costs which would have been incurred during this pre-acquisition period.
•	Elimination of historical Black & Decker intangible asset amortization expense and the addition of intangible asset amortization expense related to intangibles valued as part of the Merger, that would have been incurred from January 3, 2010 to March 12, 2010.

•	Additional expense for the inventory step-up which would have been amortized as the corresponding inventory was sold.

•	Reduced interest expense for the debt fair value adjustment which would have been amortized from January 3, 2010 to March 12, 2010.

•	The modifications above were adjusted for the applicable tax impact.
2009 Pro forma Results
The 2009 pro forma results were calculated by taking the historical financial results of Stanley and adding the historical results of Black & Decker. Additionally the following adjustments were made to account for certain costs that would have been incurred in 2009 had the acquisition commenced on January 2, 2009.
•	Elimination of historical Black & Decker intangible asset amortization expense and addition of a full quarter of intangible asset amortization expense relating to intangibles valued as part of the Merger.

•	Added a full quarter of expense for the inventory step-up which would have been amortized as the corresponding inventory was sold.

•	Added the costs that were incurred to consummate the Merger during the first quarter of 2010.

•	Added the merger related restructuring charges which were incurred during the first quarter of 2010.

•	Added compensation expense for merger related equity awards granted to key executives.

•	Reduced interest expense for the debt fair value adjustment which would have been amortized during the quarter.

•	The modifications above were adjusted for the applicable tax impact.
G. Goodwill and Intangible Assets
Goodwill
In the first quarter of 2010, goodwill increased by approximately $3.486 billion associated with the Merger. This amount is subject to change based upon the allocation of the consideration transferred to the assets acquired and liabilities assumed from Black & Decker (See Note F, Merger and Acquisitions). The allocation of goodwill among segments has not been completed but will be completed within the measurement period. Goodwill attributable to the Merger is shown in the table below in the unallocated column.
Changes in the carrying amount of goodwill by segment are as follows (in millions):

	Construction
	& DIY	Industrial	Security	Unallocated	Total
Balance as of January 2, 2010	$206.6	$367.8	$1,244.0	$—	$1,818.4
Goodwill acquired during the year	—	—	4.1	3,485.8	3,489.9
Foreign currency translation and other	(14.4)	(2.6)	(8.6)	—	(25.6)

Balance as of April 3, 2010	$192.2	$365.2	$1,239.5	$3,485.8	$5,282.7

Intangible Assets
Intangible assets with definite lives at April 3, 2010 and January 2, 2010 were as follows (in millions):

	2010		2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized Intangible Assets — Definite lives
Patents and copyrights	$56.0	$(37.8)	$53.1	$(38.7)
Trade names	210.6	(37.0)	61.6	(35.1)
Customer relationships	1,219.6	(285.9)	680.5	(267.1)
Other intangible assets	172.2	(43.3)	58.0	(40.5)

Total	$1,658.4	$(404.0)	$853.2	$(381.4)

Total indefinite-lived trade names are $1.653 billion at April 3, 2010 and $304.6 million at January 2, 2010. This increase is attributable to the Merger.
Aggregate intangible assets amortization expense by segment was as follows (in millions):

	2010	2009
CDIY	$2.6	$0.6
Industrial	2.4	1.0
Security	22.3	24.1

Total	$27.3	$25.7

Future amortization expense of the next five years amounts to $122.6 million for the remaining three quarters of 2010, $153.9 million for 2011, $147.7 million for 2012, $132.6 million for 2013, and $119.1 million for 2014.
H. Long-Term Debt and Financing Arrangements
At April 3, 2010 and January 2, 2010, short-term borrowings are as follows (in millions):

	2010	2009
Commercial paper program	$522.0	$87.0
Other short-term borrowings	179.3	3.4

Total	$701.3	$90.4

On March 12, 2010, the Company amended its $800.0 million committed credit facility to include adjustments to the interest coverage ratio covenant for restructuring and merger-related items resulting from the Merger. The Company also entered into a $700.0 million, 364-day revolving credit facility totaling $700.0 million effective March 12, 2010. The credit facilities are designated as a liquidity back-stop for the Company’s commercial paper program which was increased on March 12, 2010 to $1.5 billion. These changes to the Company’s short-term borrowing capacity were related to the Merger.
At April 3, 2010 and January 2, 2010, long-term debt is as follows (in millions):

	Interest Rate	2010	2009
Notes payable due 2010	5.00%	$—	$200.0
Notes payable due 2011	7.125%	425.7	—
Notes payable due 2012	4.90%	207.5	206.3
Convertible notes payable due in 2012	3 month LIBOR less 3.5%	297.1	294.5
Notes payable due 2013	6.15%	255.5	253.1
Notes payable due 2014	4.75%	314.3	—
Notes payable due 2014	8.95%	417.8	—
Notes payable due 2016	5.75%	327.2	—
Notes payable due 2028	7.05%	169.3	—
Notes payable due 2045 (subordinated)	5.90%	312.7	312.7
Other loans through 2015	0.0% - 6.6%	23.8	26.1

Total long-term debt, including current maturities		$2,750.9	$1,292.7
Current maturities of long-term debt		7.5	208.0

Long-term debt		$2,743.4	$1,084.7

As discussed in Note F, Merger & Acquisitions, the Company acquired $1.832 billion in total debt in connection with the Merger which includes $157.1 million to adjust the debt balance to its estimated fair value. Principal amounts of the notes acquired in the Merger are: $400.0 million notes payable due in 2011, $300.0 million due in 2014, $350.0 million due in 2014 and $300.0 million due in 2016. The Company also acquired debt of a Black & Decker subsidiary in the aggregate principal amount of $150.0 million due in 2028, and other short-term borrowings in the aggregate principal amount of $175.0 million. The Company has executed a full and unconditional guarantee of the existing debt of The Black & Decker Corporation and Black & Decker Holdings, LLC., and Black & Decker executed a full and unconditional guarantee of the existing debt of the Company, excluding the Company’s Junior Subordinated Debt, including for payments of principal and interest and as such these notes rank equally in priority with the Company’s unsecured and unsubordinated debt. Refer to Note U, Parent and Subsidiary Debt Guarantees, for additional information pertaining to these debt guarantees.
Aggregate annual principal maturities of long-term debt for each of the years from 2010 to 2014 are $7.1 million, $406.3 million, $524.1 million, $252.8 million, $653.4 million, respectively and $762.7 million thereafter. These debt maturities represent the principal amounts to be paid and accordingly exclude $154.4 million of unamortized debt fair value adjustment as of April 3, 2010 which increased the Black & Decker debt, as well as $13.0 million of unamortized interest rate swap termination gains as described in Note I, Derivative Financial Instruments. These amounts are offset by $22.9 million of remaining accretion on the Stanley Convertible Note as of April 3, 2010 that will gradually increase the debt to its $320.0 million principal amount due in May 2012 as discussed further in Note H of The Stanley Works Annual Report on Form 10-K for the fiscal year ended January 2, 2010.
I. Derivative Financial Instruments
The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates, stock prices and commodity prices. As part of the Company’s risk management program, it uses a variety of financial instruments such as interest rate swap agreements, currency swap agreements, purchased currency options, foreign exchange contracts and commodity contracts to mitigate interest rate exposure, foreign currency exposure and commodity price exposure.
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
In the first quarter of 2010, the Company acquired a portfolio of derivative financial instruments related to the Merger, which Black & Decker entered into in the ordinary course of business and which may have been previously designated as hedges. At the March 12, 2010 merger date, these instruments became undesignated and the Company established its intent for each derivative strategy. The Company decided to terminate all outstanding interest rate swaps and forwards hedging future purchases of inventory denominated in a foreign currency. For other currency forwards and commodities, the Company elected to leave the instruments in place as an economic hedge only and account for them as undesignated. Net investment hedges were re-designated.

A summary of the fair value of the Company’s derivatives recorded in the Consolidated Balance Sheets are as follows (in millions):

	Balance Sheet			Balance Sheet
	Classification	4/3/10	1/2/10	Classification	4/3/10	1/2/10
Derivatives designated as hedging instruments:
Interest Rate Contracts Cash Flow	Other current assets	$—	$—	Accrued expenses	$1.0	$2.2
	LT other assets	5.9	7.3	LT other liabilities	—	—

Interest Rate Contracts Fair Value	Other current assets	4.5	4.5	Accrued expenses	—	—
	LT other assets	2.0	0.1	LT other liabilities	—	2.7

Foreign Exchange Contracts Cash Flow	Other current assets	0.7	0.1	Accrued expenses	22.4	31.2

Net Investment Hedge	Other current assets	75.5	—	Accrued expenses	0.5	29.1

		$88.6	$12.0		$23.9	$65.2

Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$78.1	$18.5	Accrued expenses	$187.9	$19.5
	LT other assets	—	2.8	LT other liabilities	1.2	—

Commodity Contracts	Other current assets	4.8	—	LT other liabilities	—	—

		$82.9	$21.3		$189.1	$19.5

The counterparties to all of the Company’s derivative financial instruments are major international financial institutions. The Company is exposed to credit risk for net exchanges under these agreements, but not for the notional amounts. The risk is limited to the asset amounts noted above. The Company limits its exposure and concentration of risk by contracting with diverse financial institutions and does not anticipate non-performance by any of its counterparties. Further, as more fully discussed in Note M, Fair Value Measurements, the Company considers non-performance risk of its counterparties at each reporting period and adjusts the carrying value of these assets accordingly. The risk of default is considered remote.
During the first quarter of 2010, significant cash flows related to derivatives included cash paid of $16.1 million on a foreign exchange contract hedging a euro denominated net investment that matured and cash received of $17.6 million related to two currency swaps that were terminated. The Company also received $30.2 million in March 2010 from the termination of $325.0 million notional of fixed to variable interest rates swaps. In the first quarter of 2009, significant cash flows related to derivatives included a cash payment of $10.5 million on a Great Britain pound currency swap maturity.
CASH FLOW HEDGES There was a $3.3 million after-tax gain and a $4.8 million after-tax gain reported for cash flow hedge effectiveness in Accumulated other comprehensive income as of April 3, 2010 and January 2, 2010, respectively. A loss of $0.3 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next 12 months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies through the maturity dates. The tables below detail pre-tax amounts reclassified from Accumulated other comprehensive income into earnings during the periods in which the underlying hedged transactions affected earnings for the three months ended April 3, 2010 and April 4, 2009 (in millions).

		Classification of	Gain (Loss)	Gain (Loss)
		Gain (Loss)	Reclassified from	Recognized in
	Gain (Loss)	Reclassified from	OCI to Income	Income
Year to date 2010	Recorded in OCI	OCI to Income	(Effective Portion)	(Ineffective Portion*)
Interest Rate Contracts	$(1.6)	Interest expense	$(1.2)	$—

Foreign Exchange Contracts	$(1.4)	Cost of sales	$—	$—
	$9.4	Other, net	$9.8	$—

		Classification of	Gain (Loss)	Gain (Loss)
		Gain (Loss)	Reclassified from	Recognized in
	Gain (Loss)	Reclassified from	OCI to Income	Income
Year to date 2009	Recorded in OCI	OCI to Income	(Effective Portion)	(Ineffective Portion*)
Interest Rate Contracts	$(0.1)	Interest expense	$(1.2)	$—

Foreign Exchange Contracts	$1.3	Cost of sales	$1.6	—
	$3.6	Other, net	$6.8	—

*	Includes ineffective portion and amount excluded from effectiveness testing.
For the first three months of 2010, the hedged items’ impact to the income statement was a loss of $9.4 million in Other, net. For the first three months of 2009, the hedged items’ impact to the income statement was a loss of approximately $2.9 million in Cost of sales and a loss of $6.4 million in Other, net. There was no impact related to the interest rate contracts’ hedged items. The impact of de-designated hedges was immaterial for the first quarter of 2010. The impact of de-designated hedges was a pre-tax gain of $0.6 million for the first quarter of 2009.
During the three months ended April 3, 2010 and April 4, 2009, an after-tax gain of $5.5 million and $7.2 million, respectively, was reclassified from Accumulated other comprehensive income into earnings during the periods in which the underlying hedged transactions affected earnings.
Interest Rate Contracts
The Company enters into interest rate swap agreements in order to obtain the lowest cost source of funds within a targeted range of variable to fixed-rate debt proportions. At April 3, 2010 and January 2, 2010, the Company had outstanding contracts fixing the interest rate on its $320.0 million floating rate convertible notes and $400.0 million of forward starting swaps outstanding fixing the interest rate on the expected refinancing of debt in 2012.
Foreign Currency Contracts
Forward contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from non-United States dollar subsidiaries which creates volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases of inventory. Gains and losses reclassified from Accumulated other comprehensive income for the effective and ineffective portions of the hedge as well as any amounts excluded from effectiveness testing are recorded in Cost of sales. At April 3, 2010, the notional value of the hedge contracts outstanding was $67.0 million, of which $10.5 million has been de-designated, maturing at various dates through 2010. As of January 2, 2010, there were no outstanding hedge contracts.
Currency swaps: The Company and its subsidiaries have entered into various inter-company transactions whereby the notional values are denominated in currencies other than the functional currencies of the party executing the trade. In order to better match the cash flows of its inter-company obligations with cash flows from operations, the Company enters into currency swaps. The notional value of the United States dollar exposure and the related hedge contracts outstanding as of April 3, 2010 and January 2, 2010 was $150.0 million, maturing November 2010.
FAIR VALUE HEDGES
Interest Rate Risk In an effort to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, the Company enters into interest rate swaps. In January 2009, the Company entered into interest rate swaps with notional values that equaled the Company’s $200.0 million 4.9% notes due in 2012 and $250.0 million 6.15% notes due in 2013. The interest rate swaps effectively convert the Company’s fixed-rate debt to floating-rate debt based on LIBOR, thereby hedging the fluctuation in fair value resulting from changes in interest rates. The changes in fair value of the interest rate swaps were recognized in earnings as was the offsetting changes in fair value of the underlying notes. A summary of the fair value adjustments relating to these swaps for the first three months of 2010 and 2009 is as follows (in millions):

		2010		2009
Income Statement	Notional Value of	Gain/(Loss) on	Gain /(Loss) on	Gain/(Loss) on	Gain /(Loss) on
Classification	Open Contracts	Swaps	Borrowings	Swaps	Borrowings
Interest Expense	$450.0	$(0.1)	$0.1	$1.1	$(1.1)
In addition to the amounts in the table above, the net swap settlements that occur each period and amortization of the gains on terminated swaps are also reported in interest expense and totaled $3.0 million as a reduction of interest expense for the first three months of both 2010 and 2009. Interest expense on the underlying debt was $6.3 million and $6.4 million for the first three months of 2010 and 2009, respectively.

NET INVESTMENT HEDGES
Foreign Exchange Contracts The Company utilizes net investment hedges to offset the translation adjustment arising from remeasurement of its investment in the assets, liabilities, revenues, and expenses of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive income were losses of $0.1 million and $11.8 million at April 3, 2010 and January 2, 2010, respectively. As of April 3, 2010, the Company had foreign exchange contracts with notional values totaling $1.291 billion outstanding hedging a portion of its euro denominated net investment that mature in September 2010 and its pound sterling denominated net investment that mature at various dates through January 2011. The Company had a foreign exchange contract mature in February 2010 resulting in a loss of $16.1 million that will remain in Accumulated other comprehensive income until disposal of the underlying assets. The details of the pre-tax amounts are below (in millions):

	Year to Date 2010			Year to Date 2009
		Effective	Ineffective		Effective	Ineffective
	Amount	Portion	Portion*	Amount	Portion	Portion*
	Recorded	Recorded in	Recorded in	Recorded in	Recorded in	Recorded in
Income Statement	in OCI	Income	Income	OCI	Income	Income
Classification	Gain (Loss)	Statement	Statement	Gain (Loss)	Statement	Statement
Other, net	$18.6	$—	$—	$6.8	$—	$—

*	Includes ineffective portion and amount excluded from effectiveness testing.
UNDESIGNATED HEDGES
Foreign Exchange Contracts Currency swaps and foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables, receivables). The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the contracts outstanding at April 3, 2010 was $4.112 billion of forward contracts and $258.1 million in currency swaps, maturing at various dates primarily through January 2011 with some to December 2014. Included in this amount is $3.924 billion of forward contracts assumed in conjunction with the Merger. The income statement impacts related to derivatives not designated as hedging instruments for the first quarter of 2010 and 2009 are as follows (in millions):

		Year to Date 2010	Year to Date 2009
Derivatives Not		Amount of Gain (Loss)	Amount of Gain (Loss)
Designated as Hedging	Income Statement	Recorded in Income on	Recorded in Income on
Instruments under ASC 815	Classification	Derivative	Derivative
Foreign Exchange Contracts	Other, net	$(3.8)	$2.2
	Cost of Sales	$0.5	$—
Commodity Contracts Commodity contracts are used to manage price risks related to material purchases — primarily zinc and copper — used in the manufacturing process. The objective of the hedge is to reduce the variability of cash flows associated with the forecasted purchase of these commodities. In conjunction with the Merger, the Company assumed commodity contracts with a total notional amount of 7.4 million pounds outstanding at April 3, 2010. The contracts mature at various dates through December 2010. The income statement impacts related to commodity contracts not designated as hedging instruments for the first quarter of 2010 are as follows (in millions):

Year to Date 2010
Derivatives Not		Amount of Gain (Loss)
Designated as Hedging	Income Statement	Recorded in Income on
Instruments under ASC 815	Classification	Derivative
Commodity Contracts	Cost of Sales	$0.4
J. Stock-Based Compensation
In addition to the equity awards exchanged as part of the Merger, key executives were granted stock options and restricted shares.

Stock Options: One million options were granted in conjunction with the Merger. These options will vest in full on the third anniversary of the Merger. The fair value of each stock option was estimated on the date of grant using the Black-Scholes option pricing model. Assumptions used for the Black Scholes valuation of these options were:

Stock price	$57.50
Option price	$57.50
Average expected volatility	30%
Dividend yield	2.3%
Risk-free interest rate	3.3%
Expected term	7 years
Fair value per option	$16.34
The expected volatility is based on two equally weighted components: the first component is the average historical volatility which is based on daily observations and duration consistent with the expected life assumption; the second component is the market implied volatility of traded options. The average expected term of the option is based on historical stock option exercise behavior as well as the remaining contractual exercise term. The risk free interest rate is based on U.S. treasury securities with maturities equal to the expected life of the option. Total compensation expense incurred during the quarter for this option grant was $0.2 million. Total remaining unrecognized compensation expense relating to this award is $16.1 million which will be expensed over the remaining three year vesting period.
Additionally, the Company expensed $0.3 million in stock-based compensation for the quarter related to the options that were exchanged as part of the Merger. Refer to Note F, Merger and Acquisitions for further details.
Restricted Share Units: During March 2010, merger grants of restricted stock units (“RSUs”) were made totaling 935,000 stock units. These RSU grants vest 50% at the end of the fourth year and 50% on the fifth anniversary of the grant date. Certain employees are retirement-eligible, such that under the terms of the grant they retain their awards even if they retire prior to the end of the vesting period, and consequently such awards are expensed immediately on the grant date. The weighted-average grant date fair value of RSUs is $57.82 resulting in total compensation expense to be recognized of $54.1 million over the service period. During the first quarter of 2010, $22.5 million of expense was recognized for these RSUs. Approximately $22.0 million of this first quarter expense relates to employees who were either retirement eligible at the grant date or become retirement eligible early in the vesting period. Additionally, the Company expensed $0.3 million in stock-based compensation for the quarter related to the RSUs that were exchanged as part of the Merger.
K. Equity Option
In January 2009, the Company purchased from financial institutions over the counter 15 month capped call options, subject to adjustments for standard anti-dilution provisions, on 3.0 million shares of its common stock for an aggregate premium of $16.4 million, or an average of $5.47 per option. The purpose of the capped call options was to reduce share price volatility on potential future share repurchases by establishing the prices at which the Company may elect to repurchase 3 million shares in the 15 month term. In accordance with ASC 815-40, the premium paid was recorded as a reduction to Shareowners’ equity. The contracts for each of the three series of options generally provided that the options may, at the Company’s election, be cash settled, physically settled or net-share settled (the default settlement method). Each series of options had various expiration dates within the month of March 2010. In August 2009, 886,629 options were terminated and in December 2009, an additional 2,000,000 options were terminated as more fully described in Note J of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010. There were 113,371 options outstanding at January 2, 2010. Because the market price of the Company’s common stock was above the applicable upper strike price, the value per option to the Company was the difference between the applicable upper strike price and lower strike price. The remaining options were automatically exercised and net share settled in March 2010 using an average share price of $58.76 and a fair value of $1,673,265. The terminations occurred above the upper strike price, maximizing the intrinsic value of the contracts. These terminations resulted in 28,447 shares being delivered to the Company which was recorded to Shareowners’ equity.

L. Net Periodic Benefit Cost — Defined Benefit Plans
Following are the components of net periodic benefit cost for the three months ended April 3, 2010 and April 4, 2009 (in millions):

	First Quarter
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2010	2009	2010	2009	2010	2009
Service cost	$1.7	$0.9	$1.5	$0.7	$0.2	$0.3
Interest cost	6.4	2.5	5.5	3.1	0.6	0.4
Expected return on plan assets	(5.3)	(1.7)	(5.4)	(3.4)	—	—
Amortization of prior service cost	0.2	0.3	—	—	—	—
Amortization of (gain) net loss	0.5	0.8	1.0	0.6	—	(0.1)
Curtailment loss	—	—	0.9	—	—	—

Net periodic benefit cost	$3.5	$2.8	$3.5	$1.0	$0.8	$0.6

As discussed in Note F, Merger and Acquisitions, the Company assumed obligations for pension and post-retirement benefits associated with the Merger. The preliminary estimate of the Black & Decker plan assets and projected benefit obligations is $1.1 billion and $1.9 billion, respectively. The Black & Decker defined benefit plan assets are primarily invested in equity securities and fixed income securities. The Company does not believe there is a significant concentration risk within the plan assets given the diversification of asset types, fund strategies, and fund managers. The Company is using a weighted-average long-term rate of return assumption of 8.0% for the U.S. plans and 7.0% for the non-U.S. plans in the determination of fiscal 2010 net periodic benefit expense. The Company expects to contribute approximately $100 million to its pension and post retirement benefit plans in 2010.
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
Level 2 —Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs and significant value drivers are observable.
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
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of the hierarchy levels (millions of dollars):

				Total Carrying
	Level 1	Level 2	Level 3	Value
April 3, 2010:
Money market funds	$265.1	$—	$—	$265.1
Investments	$34.2	$26.1	$—	$60.3
Derivative assets	$4.8	$166.7	$—	$171.5
Derivatives liabilities	$—	$213.0	$—	$213.0

January 2, 2010:
Money market funds	$210.8	$—	$—	$210.8
Derivative assets	$—	$33.3	$—	$33.3
Derivatives liabilities	$—	$84.7	$—	$84.7

The following table presents the fair value and the hierarchy levels for assets and liabilities that were measured at fair value on a non-recurring basis during 2010 (millions of dollars):

	Carrying Value				Total Gains
	April 3,				(Losses)
	2010	Level 1	Level 2	Level 3	Year to Date
Long-lived assets held and used	$0.2	$—	$—	$0.2	$(2.2)
In accordance with the provisions of ASC 820, long-lived assets with a carrying amount of $2.4 million were written down to an expected fair value of $0.2 million during the three months ended April 3, 2010. This was a result of restructuring related asset impairments more fully described in Note O, Restructuring. Fair value for these impaired production assets was based on the present value of discounted cash flows. This included an estimate for future cash flows as production activities are phased out as well as auction values (prices for similar assets) for assets where use has been discontinued or future cash flows are minimal.
A summary of the Company’s financial instruments carrying and fair values at April 3, 2010 and January 2, 2010 follows. Refer to Note I, Derivative Financial Instruments for more details regarding derivative financial instruments, and Note H, Long-Term Debt and Financing Arrangements for more information regarding carrying values of the Long-term debt shown below.

	2010		2009
	Carrying	Fair	Carrying	Fair
(millions of dollars)	Value	Value	Value	Value
Assets:
Money market funds	$265.1	$265.1	$210.8	$210.8
Investments	$60.3	$60.3	$—	$—
Derivative assets	$171.5	$171.5	$33.3	$33.3
Liabilities:
Derivative liabilities	$213.0	$213.0	$84.7	$84.7
Long-term debt, including current portion	$2,750.9	$2,781.2	$1,292.7	$1,282.3
The fair value of money market funds and investments are based on quoted market prices for identical or similar assets. The fair values of derivative assets and liabilities are based on current settlement values for identical or similar assets and liabilities. The fair value of Long-term debt is based on recent third party market transactions (ie: trades of the Company’s debt) and other observable market inputs.
As discussed in Note D, Accounts and Notes Receivable, the Company has a deferred purchase price receivable related to sales of trade receivables balances. The deferred purchase price receivable will be repaid in cash as receivables are collected, generally within 30 days, and as such the carrying value of the receivable approximates fair value.
N. Other Costs and Expenses
Other, net is primarily comprised of intangible asset amortization expense, gains and losses on asset dispositions, foreign currency gains and losses, environmental expense and acquisition-related expenses. In 2010, $32.1 million was recorded to Other, net for certain investment banking fees and other transaction-related advisory consulting fees that related primarily to the Merger.
O. Restructuring
At April 3, 2010, the Company’s restructuring reserve balance was $120.4 million. A summary of the restructuring reserve activity from January 2, 2010 to April 3, 2010 is as follows (in millions):

			Net
	1/2/10	Acquisitions	Additions	Usage	Currency	4/3/10
2010 Actions
Severance and related costs	$—	$—	$94.6	$(16.1)	$—	$78.5
Asset impairments	—	—	2.2	(2.2)	—	—
Subtotal 2010 actions	—	—	96.8	(18.3)	—	78.5

Pre-2010 Actions
Severance and related costs	44.3	9.9	—	(12.0)	(2.0)	40.2
Asset impairments			(0.2)	0.2	—	—
Facility closure	1.9	—	0.8	(1.1)	—	1.6
Other	0.2	—	—	(0.1)	—	0.1

Subtotal Pre-2010 actions	46.4	9.9	0.6	(13.0)	(2.0)	41.9

Total	$46.4	$9.9	$97.4	$(31.3)	$(2.0)	$120.4

2010 Actions: In the first quarter of 2010, the Company recognized $90.2 million of restructuring charges associated with the Merger, primarily related to severance of employees. In addition, the Company continued to initiate cost reduction actions resulting in severance and related charges of $4.4 million associated with the reduction of approximately 70 employees, and impairment charges of $2.2 million on production assets. Of the $96.8 million recognized for these actions, $18.3 million has been utilized to date, with $78.5 million of reserves remaining as of April 3, 2010, the majority of which is expected to be utilized in 2010. Usage includes $15.0 million which is non-cash as it relates to a defined benefit plan for severed Black & Decker executives which is classified in Post-Retirement Benefits on the Consolidated Balance Sheet as of April 3, 2010. Of the charges recognized in 2010, $55.4 million pertains to the CDIY segment; $6.6 million pertains to the Security segment; $0.5 million pertains to the Industrial segment; and $34.3 million pertains to non-operating entities.
Pre-2010 Actions: During 2009, the Company initiated cost reduction actions in response to sales volume declines associated with the economic recession. Severance charges of $42.4 million were recorded relating to the reduction of approximately 1,500 employees. In addition, $4.0 million in charges were recognized for asset impairments related to closing several small distribution centers, consolidating production facilities, and exiting certain businesses. Facility closure costs totaled $1.8 million. Also, $0.4 million in other charges resulted from the termination of service contracts. Of the $48.6 million recognized for these actions, $15.5 million, $9.7 million, $21.4 million, and $2.0 million pertained to the CDIY, Security, Industrial segments, and non-operating entities, respectively.
During 2008, the Company initiated $85.5 million of cost reduction actions, in various businesses, comprised of $70.0 million related to severance for 2,700 employees, $13.6 million of impairments on production assets and real estate, $0.7 million in facility closure costs and $1.2 million in charges stemming from the termination of service contracts.
As of January 2, 2010, the reserve balance related to these prior actions totaled $46.4 million. As a result of the Merger and the acquisition of ADT France, the Company has assumed $9.9 million of restructuring reserves recorded by those companies prior to the Merger. Utilization of the reserve balance related to Pre-2010 actions, including usage of those reserves acquired in purchase accounting, was $13.0 million in 2010. The remaining reserve balance of $41.9 million is expected to be utilized predominantly in 2010.
P. Income Taxes
The reconciliation of the U.S. federal statutory income tax to the income taxes on continuing operations for the quarter ended April 3, 2010 and April 4, 2009 is as follows:

(Millions of Dollars)	2010	2009
Tax at statutory rate	($37.4)	$18.4
State income taxes, net of federal benefits	1.6	0.8
Difference between foreign and federal income tax	(19.8)	(5.3)
Tax accrual reserve	3.3	0.7
Operating loss with no tax benefit	4.4	—
Dividends	5.1	—
Merger-related step-up amortization	2.5	—
Merger-related — restructuring	37.9	—
Other, net	3.9	(0.9)

Income taxes on continuing operations	$1.5	$13.7

The first quarter 2010 income tax expense of $1.5 million resulted in an effective tax rate of (1.4%). The effective tax rate differs from the statutory rate primarily due to various non-deductible transactions and other restructuring associated with the Merger. In particular, various merger-related payments made were not eligible for tax benefit under IRC Section 280G. Also, other merger-related compensation was not eligible for tax benefit due to IRC Section 162(m) limits. Non-deductible transaction costs and other restructuring items also contributed to the tax position for the first quarter.

Refer to Note F, Merger and Acquisitions for further discussion of tax related items arising from the Merger.
Q. Business Segments
The Company classifies its business into three reportable segments: Construction & Do It Yourself (“CDIY”), Security, and Industrial.
The CDIY segment manufactures and markets hand tools, corded and cordless electric power tools and equipment, lawn and garden products, consumer portable power products, home products, accessories and attachments for power tools, plumbing products, consumer mechanics tools, storage systems, and pneumatic tools and fasteners. These products are sold to professional end users, distributors, and consumers, and are distributed through retailers (including home centers, mass merchants, hardware stores, and retail lumber yards).
The Security segment provides access and security solutions primarily for retailers, educational, financial and healthcare institutions, as well as commercial, governmental and industrial customers. The Company provides an extensive suite of mechanical and electronic security products and systems, and a variety of security services. These include security integration systems, software, related installation, maintenance, monitoring services, automatic doors, door closers, electronic keyless entry systems, exit devices, healthcare storage and supply chain solutions, patient protection products, hardware (including door and cabinet hinges, door stops, kick plates, house numbers, gate hardware, cabinet pulls, hooks, braces and shelf brackets), locking mechanisms, electronic keyless entry systems, keying systems, tubular and mortise door locksets. Security products are sold primarily on a direct sales basis, and in certain instances, through third party distributors.
The Industrial segment manufactures and markets professional industrial and automotive mechanics tools and storage systems, metal and plastic fasteners and engineered fastening systems, hydraulic tools and accessories, plumbing, heating and air conditioning tools, assembly tools and systems; and specialty tools. These products are sold to industrial customers including automotive, transportation, electronics, aerospace, machine tool and appliance industries and distributed primarily through third party distributors as well as direct sales forces.
As discussed in Note F, Merger and Acquisitions, the Company merged with Black & Decker at the close of business on March 12, 2010. The Black & Decker businesses were assessed and integrated into the Company’s existing reportable segments. The legacy Black & Decker segments, Power Tools and Accessories, Hardware & Home Improvement (“HHI”) and Fastening and Assembly Systems, were integrated into the Company’s CDIY, Security and Industrial segments, respectively, with the PricePfister plumbing products business which was formerly part of HHI included in the CDIY segment. The results of Black & Decker’s operations are presented within each of these segments and reflect activity since the merger date.

	2010	2009
NET SALES
CDIY	$561.4	$303.3
Security	413.9	373.7
Industrial	286.7	236.0

Total	$1,262.0	$913.0

SEGMENT PROFIT
CDIY	$51.5	$28.8
Security	64.1	70.6
Industrial	33.3	24.5

Segment Profit	148.9	123.9
Corporate Overhead	(75.5)	(15.5)
Other, net	(64.9)	(30.3)
Restructuring charges and asset impairments	(97.4)	(9.1)
Interest income	1.2	0.7
Interest expense	(19.3)	(17.0)

(Loss) earnings from continuing operations before income taxes	$(107.0)	$52.7

The Company recorded $41.6 million in cost of sales in the first quarter of 2010 associated with the inventory step-up amortization in the first quarter of 2010 stemming from the partial turn of the Black & Decker acquired inventory which was recorded in purchase accounting at its fair value. The non-cash inventory step-up amortization reduced 2010 segment profit by $31.9 million in CDIY, $5.3 million in Security and $4.4 million in Industrial.

Corporate overhead in the first quarter of 2010 includes $49.0 million of charges pertaining primarily to certain merger-related executive compensation and Black & Decker integration costs.
The following table is a summary of total assets by segment for the periods ended April 3, 2010 and January 2, 2010:

	2010	2009
SEGMENT ASSETS
CDIY	$4,354.2	$819.5
Security	3,080.7	2,430.9
Industrial	1,840.7	1,069.1

	9,275.6	4,319.5
Corporate assets	5,359.1	449.6

Consolidated	$14,634.7	$4,769.1

Corporate assets and unallocated assets are primarily cash and deferred income taxes. In 2010, that amount also includes $3.486 billion of goodwill resulting from the Merger (See Note F Merger and Acquisitions for additional information). The allocation of goodwill among segments has not yet been completed but will be completed within the measurement period.
R. Commitments and Contingencies
The Company is involved in various legal proceedings relating to environmental issues, employment, product liability and workers’ compensation claims and other matters. The Company periodically reviews the status of these proceedings with legal counsel, as well as an actuary for risk insurance. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company’s operations or financial condition taken as a whole.
In connection with the Merger, the Company assumed certain commitments and contingent liabilities. Black & Decker was involved in lawsuits in the ordinary course of business, which primarily involve claims for damages arising out of the use of Black & Decker’s products and allegations of patent and trademark infringement. Black & Decker also was involved in litigation and administrative proceedings involving employment matters, commercial disputes and income tax matters. Some of these lawsuits include claims for punitive as well as compensatory damages. Additionally, Black & Decker was party to litigation and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Some of these assert claims for damages and liability for remedial investigations and clean-up costs with respect to sites that have never been owned or operated by Black & Decker but at which Black & Decker has been identified as a potentially responsible party. Other matters involve current and former manufacturing facilities. The Company is currently assessing the fair value of those acquired environmental and risk insurance liabilities and as such the amounts reflected in the Consolidated Balance Sheet with respect to purchase accounting is preliminary.
The Environmental Protection Agency (EPA) and the Santa Ana Regional Water Quality Control Board have each initiated administrative proceedings against Black & Decker and certain of its current or former affiliates alleging that Black & Decker and numerous other defendants are responsible to investigate and remediate alleged groundwater contamination in and adjacent to a 160-acre property located in Rialto, California. The cities of Colton and Rialto, as well as Goodrich Corporation, also initiated lawsuits against Black & Decker and certain of its former or current affiliates in the Federal District Court for California, Central District alleging similar claims that Black & Decker is liable under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), the Resource Conservation and Recovery Act, and state law for the discharge or release of hazardous substances into the environment and the contamination caused by those alleged releases. The City of Colton also has a companion case in California State court, which is currently stayed for all purposes. Certain defendants in that case have cross-claims against other defendants and have asserted claims against the State of California. The administrative proceedings and the lawsuits generally allege that West Coast Loading Corporation (WCLC), a defunct company that operated in Rialto between 1952 and 1957, and an as yet undefined number of other defendants are responsible for the release of per chlorate and solvents into the groundwater basin, and that Black & Decker and certain of its current or former affiliates are liable as a “successor” of WCLC. The Company believes that neither the facts nor the law support an allegation that Black & Decker is responsible for the contamination and is vigorously contesting these claims.
The EPA has provided an affiliate of Black & Decker a “Notice of Potential Liability” related to environmental contamination found at the Centredale Manor Restoration Project Superfund site, located in North Providence, Rhode Island. The EPA has discovered dioxin, polychlorinated biphenyls, and pesticide contamination at this site. The EPA alleged that an affiliate of Black & Decker is liable for site cleanup costs under CERCLA as a successor to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. The EPA, which considers Black & Decker to be the primary potentially responsible party (PRP) at the site, is expected to release a draft Feasibility Study Report, which will identify and evaluate remedial alternatives for the site, in 2010.

The estimated remediation costs related to this site (including the EPA’s past costs as well as costs of additional investigation, remediation, and related costs, less escrowed funds contributed by PRPs who have reached settlement agreements with the EPA), which the Company considers to be probable and can be reasonably estimable, range from approximately $50.5 million to approximately $100 million, with no amount within that range representing a more likely outcome. The Company’s reserve for this environmental remediation matter of $50.5 million reflects the probability that the Company will be identified as the principal financially viable PRP upon issuance of the EPA draft Feasibility Study Report. The Company has not yet determined the extent to which it will contest the EPA’s claims with respect to this site. Further, to the extent that the Company agrees to perform or finance remedial activities at this site, it will seek participation or contribution from additional PRPs and insurance carriers. As the specific nature of the environmental remediation activities that may be mandated by the EPA at this site have not yet been determined, the ultimate remedial costs associated with the site may vary from the amount accrued by the Company at April 3, 2010.
The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of April 3, 2010 and January 2, 2010, the Company had reserves of $131.3 million and $29.7 million, respectively, primarily for remediation activities associated with Company-owned properties as well as for Superfund sites. The range of environmental remediation costs that is reasonably possible is $115 million to $215 million which is subject to change in the near term.
S. Guarantees
The Company’s financial guarantees at April 3, 2010 are as follows (in millions):

		Maximum	Liability
		Potential	Carrying
	Term	Payment	Amount
Guarantees on the residual values of leased properties	1 - 5 years	$41.4	$—
Standby letters of credit	Up to 3 years	45.2	—
Commercial customer financing arrangements	Up to 6 years	17.7	14.0
Guarantee on the residual value of aircraft	Less than 9 years	24.2	—

		$128.5	$14.0

The Company has guaranteed a portion of the residual value arising from its synthetic lease and U.S. master personal property lease programs. The lease guarantees aggregate $41.4 million while the fair value of the underlying assets is estimated at $48.3 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these lease guarantees.
The Company has issued $45.2 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs.
The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors for their initial purchase of the inventory and trucks necessary to function as a distributor. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors. The gross amount guaranteed in these arrangements is $17.7 million and the $14.0 million carrying value of the guarantees issued is recorded in debt and other liabilities as appropriate in the consolidated balance sheet.
The Company leases an aircraft under an operating lease that includes a $24.2 million residual value guarantee. The fair value of that aircraft is estimated at $39.5 million.
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
The changes in the carrying amount of product and service warranties for the three months ended April 3, 2010 and April 4, 2009 are as follows (in millions):

	2010	2009
Balance beginning of period	$67.4	$65.6
Warranties and guarantees issued	9.1	4.9
Liability assumed in the Merger	51.5	—
Warranty payments	(11.0)	(5.7)
Currency and other	(1.9)	(0.7)

Balance end of period	$115.1	$64.1

The purchase accounting fair value assessment for the assumed Black & Decker warranty reserve is preliminary.
T. Discontinued Operations
The net loss from discontinued operations totaling $0.6 million in the first quarter of 2009 primarily related to the wind-down of one small divestiture and purchase price adjustments for CST/berger and other small businesses divested in 2008. There were no discontinued operations in the first quarter of 2010.
U. Parent and Subsidiary Debt Guarantees
The following information is presented in accordance with Rule 3-10 of Regulation S-X. In connection with the Merger, on March 12, 2010, Stanley Black & Decker, Inc. (“Stanley”) and The Black & Decker Corporation (“Black & Decker”) entered into supplemental indentures providing for (i) senior unsubordinated guarantees by Black & Decker of Stanley’s existing notes (the “Black & Decker Guarantees”) and (ii) senior unsubordinated guarantees by Stanley of Black & Decker’s existing notes (the “Stanley Guarantees,” together with the Black & Decker Guarantees, the “Guarantees”). The Guarantees are fully described in Stanley’s Current Report on Form 8-K filed on March 12, 2010. The Black & Decker Guarantees do not cover Stanley’s $312.7 million of subordinated notes due in 2045. Additionally, on April 29, 2010 the Black & Decker Guarantee of the $320.0 million of Stanley’s convertible notes due May, 2012 was released. The Stanley Guarantees are unsecured obligations of Stanley ranking equal in right of payment with all of its existing and future unsecured and unsubordinated indebtedness.
The following tables present the condensed consolidating balance sheets as of January 2, 2010 and April 3, 2010; and the condensed consolidating statements of earnings and cash flows for the three months ended April 4, 2009 and April 3, 2010. The first quarter condensed consolidated financial statements include the results of Black & Decker from the Merger date. The 2009 comparative condensed consolidating financial statements reflect only the historical Stanley business.

Stanley Black & Decker, Inc.
Condensed Consolidating Statement of Operations
(Unaudited, Millions of Dollars)
Three Months Ended April 3, 2010

	Parent	The Black &
	Stanley Black &	Decker	Non-Guarantor
	Decker, Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
NET SALES	$360.5	$—	$939.9	$(38.4)	$1,262.0
COSTS AND EXPENSES
Cost of sales	240.2	—	594.2	(28.3)	806.1
Selling, general and administrative	152.3	9.4	230.9	(10.1)	382.5
Other, net	30.5	(14.4)	45.3	3.5	64.9
Restructuring charges and asset impairments	0.2	87.5	9.7	—	97.4
Interest expense, net	13.0	2.8	0.2	2.1	18.1

	436.2	85.3	880.3	(32.8)	1,369.0

(Loss) earnings from continuing operations before income taxes and equity in earnings of subsidiaries	(75.7)	(85.3)	59.6	(5.6)	(107.0)
Income taxes (benefit) on continuing operations before equity in earnings of subsidiaries	(16.2)	(10.0)	27.7	—	1.5
Equity in earnings of subsidiaries	(49.0)	(18.3)	—	67.3	—

(Loss) earnings from continuing operations	(108.5)	(93.6)	31.9	61.7	(108.5)

Less: Net earnings attributable to non-controlling interests	—	—	0.1	—	0.1

NET (LOSS) EARNINGS ATTRIBUTABLE TO STANLEY BLACK & DECKER, INC.	(108.5)	(93.6)	31.8	61.7	(108.6)

Stanley Black & Decker, Inc.
Condensed Consolidating Balance Sheet
(Unaudited, Millions of Dollars)
April 3, 2010

	Parent	The Black &	Non-
	Stanley Black &	Decker	Guarantor
	Decker, Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$31.6	$1.8	$1,472.0	$—	$1,505.4
Accounts and notes receivable, net	165.9	—	1,391.5	—	1,557.4
Inventories, net	120.2	—	1,277.4	—	1,397.6
Other current assets	34.0	142.0	347.5	—	523.5

Total Current Assets	351.7	143.8	4,488.4	—	4,983.9

Property, Plant and Equipment, net	187.4	5.3	837.4	—	1,030.1
Goodwill	171.8	—	5,110.9	—	5,282.7
Other Intangible Assets, net	14.5	—	2,892.9	—	2,907.4
Investment in Subsidiary	17,245.9	10,429.5	—	(27,675.4)	—
Intercompany Receivables	329.6	4,839.4	18,386.4	(23,555.4)	—
Other Assets	33.3	27.1	370.2	—	430.6

Total Assets	$18,334.2	$15,445.1	$32,086.2	$(51,230.8)	$14,634.7

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities
Short-term borrowings	$522.0	$175.0	$4.3	$—	$701.3
Current maturities on long-term debt	4.3	—	3.2	—	7.5
Accounts payable and accrued expenses	237.6	205.8	2,006.7	—	2,450.1

Total Current Liabilities	763.9	380.8	2,014.2	—	3,158.9

Intercompany Payables	9,772.4	8,889.3	4,893.7	(23,555.4)	—
Long-Term Debt	1,084.3	1,485.0	174.1	—	2,743.4
Other Liabilities	95.0	153.7	1,945.3	—	2,194.0
Accumulated other comprehensive loss	(12.6)	(12.0)	(93.0)		(117.6)
Other Shareowners’ Equity	6,631.2	4,548.3	23,127.1	(27,675.4)	6,631.2
Non-controlling interests	—	—	24.8	—	24.8

Total Equity	6,618.6	4,536.3	23,058.9	(27,675.4)	6,538.4

Total Liabilities and Shareowners’ Equity	$18,334.2	$15,445.1	$32,086.2	$(51,230.8)	$14,634.7

Stanley Black & Decker, Inc.
Condensed Consolidating Statements of Cash Flow
(Unaudited, Millions of Dollars)
Three Months Ended April 3, 2010

	Parent	The Black &
	Stanley Black &	Decker	Non-Guarantor
	Decker, Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Cash (used in) provided by operating activities	(159.8)	(30.7)	157.8	—	(32.7)

Investing Activities
Capital expenditures and capitalized software	(6.2)	—	(15.9)	—	(22.1)
Business acquisitions and asset disposals	0.2	—	(7.4)	—	(7.2)
Cash acquired from Black & Decker	—	1.8	947.6	—	949.4
Intercompany payables and receivables	(14.3)	(132.4)	—	146.7	—
Other investing activities	(16.1)	30.0	—	—	13.9

Cash (used in) provided by investing activities	(36.4)	(100.6)	924.3	146.7	934.0

Financing Activities
Payments on long-term debt	(200.0)	—	(0.8)	—	(200.8)
Stock purchase contract fees	(3.8)	—	—	—	(3.8)
Net short-term borrowings	435.1	—	0.8	—	435.9
Cash dividends on common stock	(26.6)	(7.7)	—	—	(34.3)
Purchase of common stock from treasury	(0.1)	—	—	—	(0.1)
Proceeds from the issuance of common stock	14.0	—	—	—	14.0
Intercompany payables and receivables	—	140.8	5.9	(146.7)	—

Cash provided by (used in) financing activities	218.6	133.1	5.9	(146.7)	210.9

Effect of exchange rate changes on cash	—	—	(7.5)	—	(7.5)

Change in cash and cash equivalents	22.4	1.8	1,080.5	—	1,104.7

Cash and cash equivalents, beginning of period	9.2	—	391.5	—	400.7

Cash and Cash Equivalents, End of Period	31.6	1.8	1,472.0	—	1,505.4

Stanley Black & Decker, Inc.
Condensed Consolidating Statement of Operations
(Unaudited, Millions of Dollars)
Three Months Ended April 4, 2009

	Parent
	Stanley Black &	Non-Guarantor
	Decker, Inc.	Subsidiaries	Eliminations	Consolidated
NET SALES	$362.7	$583.1	$(32.8)	$913.0
COSTS AND EXPENSES
Cost of sales	241.8	335.4	(25.3)	551.9
Selling, general and administrative	109.0	156.4	(12.7)	252.7
Other, net	8.5	23.5	(1.7)	30.3
Restructuring charges and asset impairments	4.4	4.7	—	9.1
Interest expense, net	15.0	(0.8)	2.1	16.3

	378.7	519.2	(37.6)	860.3

(Loss) earnings from continuing operations before income taxes and equity in earnings of subsidiaries	(16.0)	63.9	4.8	52.7
Income taxes (benefit) on continuing operations before equity in earnings of subsidiaries	(6.1)	19.8	—	13.7
Equity in earnings of subsidiaries	44.1	—	(44.1)	—

(Loss) earnings from continuing operations	34.2	44.1	(39.3)	39.0

Less: Net earnings attributable to non-controlling interests	—	0.7	—	0.7

NET (LOSS) EARNINGS FROM CONTINUING OPERATIONS	34.2	43.4	(39.3)	38.3

NET LOSS FROM DISCONTINUED OPERATIONS	(0.6)	—	—	(0.6)

NET (LOSS) EARNINGS ATTRIBUTABLE TO STANLEY BLACK & DECKER, INC.	33.6	43.4	(39.3)	37.7

Stanley Black & Decker, Inc.
Condensed Consolidating Balance Sheet
(Unaudited, Millions of Dollars)
January 2, 2010

	Parent
	Stanley Black &	Non-Guarantor
	Decker, Inc.	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$9.2	$391.5	$—	$400.7
Accounts and notes receivable, net	150.2	381.8	—	532.0
Inventories, net	111.6	254.6	—	366.2
Other current assets	12.4	100.6	—	113.0

Total Current Assets	283.4	1,128.5	—	1,411.9

Property, Plant and Equipment, net	197.7	378.2	—	575.9
Goodwill	171.7	1,646.7	—	1,818.4
Other Intangible Assets, net	15.4	761.0	—	776.4
Investment in Subsidiary	12,776.9	—	(12,776.9)	—
Intercompany Receivable	346.6	10,075.3	(10,421.9)	—
Other Assets	35.7	150.8	—	186.5

Total Assets	$13,827.4	$14,140.5	$(23,198.8)	$4,769.1

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities
Short-term borrowings	$87.0	$3.4	$—	$90.4
Current maturities on long-term debt	204.5	3.5	—	208.0
Accounts payable and accrued expenses	241.2	652.4	—	893.6

Total Current Liabilities	532.7	659.3	—	1,192.0

Intercompany Payables	10,075.3	346.6	(10,421.9)	—
Long-Term Debt	1,079.1	5.6	—	1,084.7
Other Liabilities	100.9	380.0	—	480.9
Accumulated other comprehensive loss	(23.2)	(53.3)		(76.5)

Other Shareowners’ Equity	2,062.6	12,776.9	(12,776.9)	2,062.6
Non-controlling interests	—	25.4	—	25.4

Total Equity	2,039.4	12,749.0	(12,776.9)	2,011.5

Total Liabilities and Shareowners’ Equity	$13,827.4	$14,140.5	$(23,198.8)	$4,769.1

Stanley Black & Decker, Inc.
Condensed Consolidating Statements of Cash Flow
(Unaudited, Millions of Dollars)
Three Months Ended April 4, 2009

	Parent
	Stanley Black &	Non-Guarantor
	Decker, Inc.	Subsidiaries	Eliminations	Consolidated
Cash (used in) provided by operating activities	(69.4)	73.0	—	3.6

Investing Activities
Capital expenditures and capitalized software	(11.0)	(10.7)	—	(21.7)
Business acquisitions and asset disposals	(6.6)	0.6	—	(6.0)
Intercompany payables and receivables	146.5	—	(146.5)	—
Other investing activities	—	0.8	—	0.8

Cash used in investing activities	128.9	(9.3)	(146.5)	(26.9)

Financing Activities
Payments on long-term debt	(0.3)	(0.8)	—	(1.1)
Proceeds from long-term borrowings	—	0.2	—	0.2
Stock purchase contract fees	(3.8)	—	—	(3.8)
Net short-term borrowings	(7.0)	(0.4)	—	(7.4)
Cash dividends on common stock	(25.3)	—	—	(25.3)
Purchase of common stock from treasury	(0.6)	—	—	(0.6)
Option premium	(16.4)	—		(16.4)
Intercompany payables and receivables	—	(146.5)	146.5	—

Cash used in financing activities	(53.4)	(147.5)	146.5	(54.4)

Effect of exchange rate changes on cash	—	(5.9)	—	(5.9)

Change in cash and cash equivalents	6.1	(89.7)	—	(83.6)

Cash and cash equivalents, beginning of period	16.5	195.1	—	211.6

Cash and Cash Equivalents, End of Period	22.6	105.4	—	128.0

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains statements reflecting the Company’s views about its future performance that constitute “forward-looking statements” under the Private Securities Litigation Act of 1995. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. Please read the information under the caption entitled “Cautionary Statement Under The Private Securities Litigation Reform Act Of 1995.”
Throughout this Management’s Discussion and Analysis (“MD&A”), references to Notes refer to the notes to the financial statements in Part 1 Item 1 of this Form 10-Q, unless otherwise indicated.
OVERVIEW
March 2010 Black & Decker Merger
As discussed in Note A, on March 12, 2010, The Stanley Works completed the Merger with Black & Decker. In connection with the Merger, The Stanley Works changed its name to Stanley Black & Decker, Inc. Throughout this MD&A references to the “Company” refer to Stanley Black & Decker, Inc., formerly known as The Stanley Works. The Company’s first quarter 2010 financial statements are inclusive of Black & Decker operations from March 13, 2010 through April 3, 2010 (the “stub period”).
As detailed in Item 1 Note F, Merger and Acquisitions, Black & Decker stockholders received 1.275 shares of Stanley stock for each share outstanding as of the merger date and outstanding equity awards (primarily stock options) were similarly exchanged for Stanley equity awards. After the exchange was completed, pre-merger Stanley shareowners retained ownership of 50.5% of the newly combined company. Based on the $57.86 closing Stanley common stock price on March 12, 2010, the aggregate fair value of the consideration transferred to consummate the Merger was $4.656 billion.
Management believes the Merger is a transformative event bringing together two highly complimentary companies, with iconic brands and rich histories, yet with virtually no overlap. The Merger enables a global offering in both hand and power tools, among other product offerings. Management believes the value unlocked by the anticipated $350 million of annual cost synergies, expected to be achieved within three years, will help fuel future growth and cement global cost leadership. The cost synergy drivers are: business unit and regional consolidation (management, sales force and shared services integration); corporate overhead; purchasing (materials and freight); and manufacturing and distribution facility consolidation. It is expected approximately $90 million of the cost synergies will be realized in 2010, primarily within SG&A. Management estimates there will be $400 million in total costs, incurred over a period of three years, to achieve the synergies.
Segments
The Company classifies its business into three reportable segments: Construction & Do It Yourself (“CDIY”), Security, and Industrial.
The CDIY segment manufactures and markets hand tools, corded and cordless electric power tools and equipment, lawn and garden products, consumer portable power products, home products, accessories and attachments for power tools, plumbing products, consumer mechanics tools, storage systems, and pneumatic tools and fasteners. These products are sold to professional end users, distributors, and consumers, and are distributed through retailers (including home centers, mass merchants, hardware stores, and retail lumber yards).
The Security segment provides access and security solutions primarily for retailers, educational, financial and healthcare institutions, as well as commercial, governmental and industrial customers. The Company provides an extensive suite of mechanical and electronic security products and systems, and a variety of security services. These include security integration systems, software, related installation, maintenance, monitoring services, automatic doors, door closers, electronic keyless entry systems, exit devices, healthcare storage and supply chain solutions, patient protection products, hardware (including door and cabinet hinges, door stops, kick plates, house numbers, gate hardware, cabinet pulls, hooks, braces and shelf brackets), locking mechanisms, electronic keyless entry systems, keying systems, tubular and mortise door locksets. Security products are sold primarily on a direct sales basis, and in certain instances, through third party distributors.

The Industrial segment manufactures and markets professional industrial and automotive mechanics tools and storage systems, metal and plastic fasteners and engineered fastening systems, hydraulic tools and accessories, plumbing, heating and air conditioning tools, assembly tools and systems, and specialty tools. These products are sold to industrial customers including automotive, transportation, electronics, aerospace, machine tool and appliance industries and distributed primarily through third party distributors as well as direct sales forces.
As discussed in Note F, Merger and Acquisitions, the Company completed its transaction with Black & Decker at the close of business on March 12, 2010. The Black & Decker businesses were assessed and integrated into the Company’s existing reportable segments. The legacy Black & Decker segments: Power Tools and Accessories, Hardware & Home Improvement (“HHI”) and Fastening and Assembly Systems, were integrated into the Company’s CDIY, Security and Industrial segments, respectively, with the PricePfister plumbing products business which was formerly part of HHI included in the CDIY segment. The results of Black & Decker’s operations are presented within each of these segments and reflect activity since the merger date.
Strategy
Beginning with the first significant security acquisitions in 2002, Stanley has pursued a diversification strategy to enable profitable growth. The strategy involves industry, geographic and customer diversification, as exemplified by the expansion of the security solution product offerings, the growing proportion of sales outside the U.S., and the reduction of the Company’s dependence on sales to U.S. home centers and mass merchants. In addition, the Company has indicated a desire to be a consolidator of the tool industry, and to increase its relative weighting in emerging markets, objectives which are both well met by the Merger. Sales outside the U.S. represented 47% of the total in the first quarter of 2010, up from 29% in 2002. Legacy Stanley sales to U.S. home centers and mass merchants declined from a high of approximately 40% in 2002 to 15% in 2009. On a pro-forma combined basis, Stanley and Black & Decker 2009 sales to U.S. home centers and mass merchants were approximately 31%, including 12% in sales to the combined Company’s largest customer, consistent with the level of concentration that legacy Stanley had in 2006. As acquisitions in the various growth platforms are made in future years, the proportion of sales to these valued U.S. home center and mass merchant customers is expected to decrease. Execution of this strategy has entailed $2.8 billion of acquisitions since 2002 (aside from the Merger), several divestitures and increased brand investments, enabled by strong cash flow generation and proceeds from divestitures. Refer to the “Business Overview” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in The Stanley Works Annual Report on Form 10-K for the fiscal year ended January 2, 2010 for additional strategic discussion.
Acquisition of ADT France
The Company acquired ADT France from Tyco International, Ltd. on March 9, 2010 for $8 million (6 million euros), subject to certain adjustments. ADT France had approximately $175 million in 2009 sales (132 million euros). The acquisition is an indication of the Company’s continuing strategic intent to expand the security segment internationally and is highly complementary to the Company’s existing French security platform, Générale de Protection, acquired in 2008. The ADT acquisition is expected to be modestly dilutive to earnings in 2010 as the majority of the integration benefits will not occur until early 2011.
Merger-Related Charges Impacting First Quarter 2010 Earnings
The Company reported $213 million in pre-tax charges in the first quarter pertaining primarily to the Merger (the “merger-related charges”) which were comprised of the following:
•	$42 million of inventory step-up amortization recorded in Cost of sales stemming from the initial turn of the Black & Decker acquired inventory which was written-up in purchase accounting to its fair value;

•	$49 million in Selling, general & administrative (“SG&A”) for certain executive compensation and integration-related consulting fees;

•	$32 million in Other-net for investment banking and other deal transaction costs; and

•	$90 million in Restructuring primarily for severance and including such costs triggered by the change in control for certain Black & Decker executives
The tax effect on the above charges, some of which were not tax deductible, was $34 million, such that the charges reduced net earnings by $179 million, or $1.80 per diluted share.

2010 Outlook
This outlook discussion is intended to provide broad insight into the Company’s near-term earnings prospects, and does not purport to describe all of the various factors affecting such projections. Management has updated the 2010 earnings guidance to reflect the Merger and expects full year 2010 diluted (loss) earnings per share (“EPS”) to be in the range of $(0.41) to $0.05. Excluding the effects of merger-related charges, 2010 EPS is expected to be $3.10 to $3.30. This estimate contemplates many factors including, but not limited to, the following items associated with the first quarter Black & Decker merger and ADT acquisition transactions:
•	Approximately $170 million of non-cash inventory step-up amortization to be recorded in Cost of sales stemming from the initial turn of the Black & Decker acquired inventory.

•	Approximately $100 million in costs comprised of: $60 million classified in SG&A for certain executive compensation and integration-related consulting fees; and $40 million classified in Other, net for investment banking and other deal transaction costs.

•	Restructuring charges amounting to $245 - $295 million
The Company expects the effective income tax rate for the full year 2010 will be unusually high and may exceed 90% due to the estimated 60% unfavorable tax rate impact from non-deductible merger-related severance and compensation. There will also be an estimated 3% unfavorable effective tax rate impact from the ADT France acquisition as it is expected to incur net operating losses without tax benefit in 2010, which will abate in 2011 following its merger with other legal entities and realization of synergies. Excluding the effects of non-deductible merger-related costs, and assuming an approximately 2.5% favorable rate impact from the expected passage of the Tax Extender Bill currently before the U.S. Congress, the effective tax rate for the full year 2010 is projected to be 26-27%.
2010 free cash flow (as defined in the Financial Condition section of this MD&A) is projected to be approximately $300 million. This estimate is premised upon modest working capital benefits and approximately $300 million of restructuring and other payments associated with the first quarter merger with Black & Decker and acquisition of ADT. Aside from the $300 million of estimated restructuring and other payments, 2010 free cash flow is expected to be approximately $600 million.
RESULTS OF OPERATIONS
Below is a summary of consolidated operating results for the three months ended April 3, 2010, followed by an overview of performance by each business segment. The terms “legacy Stanley”, “organic” and “core” are utilized to describe results aside from the impact of mergers and acquisitions during their initial 12 months of ownership. This ensures appropriate comparability to operating results in the prior period.
Net Sales: Net sales from continuing operations were $1.262 billion in the first quarter of 2010 as compared to $913 million in the first quarter of 2009, representing an increase of $349 million or 38%. The Merger along with the acquisition of ADT contributed a 37% increase in net sales. Favorable foreign currency translation in all regions increased sales by 4%. Organic sales volume declined 3% and customer pricing remained flat. The first quarter of 2010 reflects a stabilization of sales volume compared with the dramatic declines experienced in 2009 that were associated with the global economic recession. Compared to the first quarter of 2009, legacy Stanley unit volume sales were flat in Europe, declined mid-single digits in the Americas as big-box customers continued tight inventory controls primarily affecting CDIY, and increased 25% in the Asian region. By segment, legacy Stanley unit volume decreased 2% in CDIY, declined 6% in Security associated with weak U.S. commercial construction markets among other factors, and increased 2% in Industrial which benefited from rebounding markets along with re-stocking in certain distribution channels.
Gross Profit: Gross profit from continuing operations was $456 million, or 36.1% of net sales, in the first quarter of 2010, compared to $361 million, or 39.6% of net sales, in the prior year. The Black & Decker stub period results, along with the acquisition of ADT, generated significant gross profit despite the $42 million of inventory step-up amortization from the initial turn of Black & Decker inventory which was written-up in purchase accounting to its fair value. The legacy Stanley gross profit increased $16 million and represented a record 40.8% first quarter gross margin rate. This solid performance by the legacy Stanley business, despite a 3% organic sales volume decline, was enabled by the continued success of plant productivity initiatives associated with the Stanley Fulfillment System (“SFS”), the benefits of prior year restructuring actions and favorable foreign currency translation. These factors, along with improved Industrial sales volumes, enabled a gross margin expansion in the legacy Stanley CDIY and Industrial segments, while the Security segment gross margin rate was slightly lower than prior year.
There was a largely stable price and commodity cost environment throughout the quarter. However, the Company expects to experience significant commodity inflation for the remainder of the year based upon current market trends including steel market pricing which is up 7 - 10% compared with the fourth quarter of 2009. While potential commodity and freight inflation would decrease the Company’s profits, to the extent not offset through productivity projects or customer pricing increases, it is not expected to be nearly as significant as the approximately $140 million of such inflation experienced by legacy Stanley in 2008.

A 5% revaluation of the Chinese Renminbi (“RMB”) is also anticipated, which will increase the cost of products the Company manufactures and sources from China. While the timing and magnitude of the potential RMB revaluation is quite uncertain, it is estimated to have an annualized $40 million unfavorable impact, approximately two-thirds of which is contemplated in the Company’s 2010 forecasts. The Company will continue to be proactive in implementing customer pricing increases to mitigate the anticipated unfavorable inflationary impacts but there is typically a time lag before such pricing actions take effect, particularly with large customers, and they likely would not fully offset the inflation. Management has considered these inflationary pressures in the guidance provided in the 2010 Outlook section of this MD&A.
SG&A expenses: SG&A from continuing operations, inclusive of the provision for doubtful accounts, was $383 million, or 30.3% of net sales, in the first quarter of 2010, compared to $253 million, or 27.7% of net sales, in the prior year. Aside from the previously discussed $49 million of merger-related charges, SG&A amounted to $334 million or 26.4% of sales, reflecting favorable operating leverage from Black & Decker. Black & Decker and the acquisition of ADT (on a basis excluding merger-related costs) contributed $70 million of incremental SG&A. The remaining $11 million increase in SG&A pertains to unfavorable foreign currency translation, brand / other growth-oriented investments, and the reinstatement of certain U.S. retirement benefits in 2010 that were suspended in 2009, partially offset by the benefits of prior year head-count reduction actions.
The corporate overhead element of SG&A, which is not allocated to the business segments, amounted to $76 million and $16 million in the first quarters of 2010 and 2009, respectively. The increase in 2010 expense pertains mainly to $49 million of executive compensation and integration consulting costs associated with the Merger. The remaining increase is primarily due to Black & Decker corporate overhead for the stub period, and to a smaller extent mark-to-market accounting on unfunded benefit plans where the liability due to participants increased from the higher Stanley common stock price and broader market appreciation relative to year end 2009.
Distribution center costs (i.e. warehousing and fulfillment facility and associated labor costs) are classified within SG&A. This classification may differ from other companies who may report such expenses within cost of sales. Due to diversity in practice, to the extent the classification of these distribution costs differs from other companies, the Company’s gross margins may not be comparable. Such distribution costs classified in SG&A amounted to $35 million in the first quarter of 2010 and $25 million in 2009, while the increase is primarily attributable to the stub period results for Black & Decker.
Other-net: Other-net expense from continuing operations amounted to $65 million in the first quarter of 2010 versus $30 million in 2009. The increase is primarily due to acquisition transaction costs, such as investment banking and legal fees, mainly for the Merger, and to a much smaller extent higher intangible asset amortization expense.
Interest, net: Net interest expense from continuing operations in the first three months of 2010 was $18 million compared to $16 million in the prior year. The $2 million increase primarily relates to the stub period interest on the $1.669 billion of debt principal assumed in the Merger.
Income Taxes: The Company’s combined effective income tax rate from continuing operations was -1.4% in the first quarter of 2010, compared with 26.0% in the prior year’s quarter for legacy Stanley. Certain executive compensation, severance and deal transaction costs pertaining to the Merger are not tax deductible. Consequently, the Company recorded $2 million of income tax expense despite a pre-tax loss inclusive of the $213 million of previously discussed merger-related charges. Additionally, there were unfavorable effective tax rate impacts from the non-passage of the Tax Extender Bill and the net operating loss of the newly acquired ADT France that provided no tax benefit.
Business Segment Results
The Company’s reportable segments are aggregations of businesses that have similar products, services and end markets, among other factors. The Company utilizes segment profit (which is defined as net sales minus cost of sales, and SG&A aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, interest income, interest expense, other-net (inclusive of intangible asset amortization expense), restructuring and asset impairments, and income tax expense. Corporate overhead is comprised of world headquarters facility expense, the cost for the executive management team and the expense pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Refer to the Restructuring section of MD&A for the restructuring charges attributable to each segment. As discussed previously, the Company’s operations are classified into three business segments: Construction and Do-It-Yourself (“CDIY”), Security, and Industrial.

Construction & Do-It-Yourself (“CDIY”): CDIY sales were $561 million in the first quarter of 2010, up 85% from $303 million in the prior year. The Black & Decker stub period sales generated 82 points of the increase (77 points from power tools and accessories, and 5 points from PricePfister plumbing products, aided by new product introductions.) Favorable foreign currency translation increased sales by 5%, which was partially offset by 1% of price erosion and a 2% drop in unit volumes over the prior year. Large U.S. customers continued to maintain low inventory levels with little restocking, while point of sale data reflects positive trends. Orders were modestly positive and trends improved throughout the quarter.
Segment profit was $51 million, or 9.2% of net sales, for the first quarter of 2010, compared to $29 million or 9.5% of net sales in the prior year. Excluding the $32 million of Black & Decker inventory step-up amortization, segment profit amounted to $83 million or 14.9% of net sales. This strong expansion of the segment profit rate, aside from the inventory step-up amortization associated with purchase accounting, was enabled by the accretive impact from Black & Decker, the significantly lower overhead cost structure from restructuring actions taken over the past several quarters, ongoing productivity initiatives and improved Bostitch profitability.
Security: Security sales increased 11% to $414 million during the first three months of 2010 from $374 million in the corresponding 2009 period. The Black & Decker stub period sales provided 11 points of the increase with a further 3 point contribution from the ADT France acquisition. Favorable foreign currency translation increased sales 3% over the prior year, while customer pricing remained flat. Organic unit volume declined 6%, nearly evenly between the legacy Stanley convergent security solutions and mechanical access solutions businesses. Convergent security solutions posted mid-single digit recurring monthly revenue growth from security contracts; installation volumes declined amid slow commercial construction markets and weakness in smaller commercial accounts that was partially offset by improved national account demand as capital budgets began to loosen. Legacy Stanley mechanical access solutions also demonstrated strong national customer retention, but continued to be affected by slow commercial construction and soft retrofit business. There were signs of improving sales order and volume trends toward the end of the quarter.
Security segment profit amounted to $64 million, or 15.5% of net sales, for the first quarter of 2010 as compared with $71 million, or 18.9% of net sales in the prior year. The Black & Decker inventory step-up amortization decreased segment profit by $5 million, and aside from this item the segment profit rate was 16.8% of net sales. The Black & Decker contribution to the segment profit amount was bolstered by the success of new mid-price point lock product introductions and a rebound in residential construction, and the stub period results, aside from the inventory step-up item, were modestly accretive to the segment profit rate. The segment profit was affected by unfavorable absorption issues associated with lower sales volumes, along with the timing of SG&A investments to fund growth in Asia and expand the U.S. sales force.
Industrial: Industrial sales of $287 million in the first quarter of 2010 increased 22% from $236 million in the prior year. The stub period sales from the Black & Decker Emhart fastening and assembly business contributed 16% sales growth. Favorable foreign currency translation provided a 3% sales increase, while customer pricing was up 1%. Organic unit volume increased 2% as customers partially restocked low inventory levels in many regions amid strong incoming orders. Legacy Stanley European sales volumes rebounded mid-single digits from the prior year while U.S. industrial tool sales showed significant improvement with double digit percentage volume expansion. A strengthening economy in China as well as organic growth initiatives fueled strong growth in Asia. Sales growth was partially offset by weakness in the cyclical hydraulic tools business and government spending delays that affected the industrial storage business.
Industrial segment profit was $33 million, or 11.6% of net sales, for the first quarter of 2010, compared with $25 million, or 10.4% of net sales, in 2009. The Emhart business inventory step-up amortization reduced segment profit by $4 million, and aside from this the segment profit rate was 13.2% or 280 basis points above the prior year. Approximately one third of the segment profit rate expansion was provided by Emhart. The legacy Stanley business achieved a strong profit performance as the sales growth combined with a significant reduction of the cost structure produced favorable operating leverage.
Restructuring
At April 3, 2010, the Company’s restructuring reserve balance was $120.4 million. A summary of the restructuring reserve activity from January 2, 2010 to April 3, 2010 is as follows (in millions):

			Net
	1/2/10	Acquisitions	Additions	Usage	Currency	4/3/10
2010 Actions
Severance and related costs	$—	$—	$94.6	$(16.1)	$—	$78.5
Asset impairments	—	—	2.2	(2.2)	—	—
Subtotal 2010 actions	—	—	96.8	(18.3)	—	78.5

Pre-2010 Actions
Severance and related costs	44.3	9.9	—	(12.0)	(2.0)	40.2
Asset impairments			(0.2)	0.2	—	—
Facility closure	1.9	—	0.8	(1.1)	—	1.6
Other	0.2	—	—	(0.1)	—	0.1

Subtotal Pre-2010 actions	46.4	9.9	0.6	(13.0)	(2.0)	41.9

Total	$46.4	$9.9	$97.4	$(31.3)	$(2.0)	$120.4

2010 Actions: In the first quarter of 2010, the Company recognized $90.2 million of restructuring charges associated with the Merger, primarily related to severance of employees. In addition, the Company continued to initiate cost reduction actions resulting in severance and related charges of $4.4 million associated with the reduction of approximately 70 employees, and impairment charges of $2.2 million on production assets. Of the $96.8 million recognized for these actions, $18.3 million has been utilized to date, with $78.5 million of reserves remaining as of April 3, 2010, the majority of which is expected to be utilized in 2010. Usage includes $15.0 million which is non-cash as it relates to a defined benefit plan for severed Black & Decker executives which is classified in Post-Retirement Benefits on the Consolidated Balance Sheet as of April 3, 2010. Of the charges recognized in 2010, $55.4 million pertains to the CDIY segment; $6.6 million pertains to the Security segment; $0.5 million pertains to the Industrial segment; and $34.3 million pertains to non-operating entities.
Pre-2010 Actions: During 2009, the Company initiated cost reduction actions in response to sales volume declines associated with the economic recession. Severance charges of $42.4 million were recorded relating to the reduction of approximately 1,500 employees. In addition, $4.0 million in charges were recognized for asset impairments related to closing several small distribution centers, consolidating production facilities, and exiting certain businesses. Facility closure costs totaled $1.8 million. Also, $0.4 million in other charges resulted from the termination of service contracts. Of the $48.6 million recognized for these actions, $15.5 million, $9.7 million, $21.4 million, and $2.0 million pertained to the CDIY, Security, Industrial segments, and non-operating entities, respectively.
During 2008, the Company initiated $85.5 million of cost reduction actions, in various businesses, comprised of $70.0 million related to severance for 2,700 employees, $13.6 million of impairments on production assets and real estate, $0.7 million in facility closure costs and $1.2 million in charges stemming from the termination of service contracts.
As of January 2, 2010, the reserve balance related to these prior actions totaled $46.4 million. As a result of the Merger and the acquisition of ADT France, the Company has assumed $9.9 million of restructuring reserves recorded by those companies prior to the Merger. Utilization of the reserve balance related to Pre-2010 actions, including usage of those reserves acquired in purchase accounting, was $13.0 million in 2010. The remaining reserve balance of $41.9 million is expected to be utilized predominantly in 2010.
FINANCIAL CONDITION
Liquidity, Sources and Uses of Capital:
Operating and Investing Activities: Cash flow from operations was an outflow of $33 million in the first quarter of 2010 compared to a $4 million cash inflow in 2009, reflecting approximately $92 million in payments for merger-related items and outflows for working capital. This was partially offset by $32 million in higher earnings aside from the previously discussed merger-related charges. Excluding the $92 million in merger-related payments, operating cash flow amounted to $59 million. Working capital usage was $90 million in the quarter, compared with a $45 million usage in the prior year. It is a normal trend for both legacy Stanley and Black & Decker to have negative first quarter working capital cash flows, as certain inventories are built and additionally March sales were strong driving an increase in receivables at the end of the quarter. Legacy Stanley typically has at least a one turn first quarter reduction in working capital turns but posted a record first quarter 7.3 turns in 2010, as compared with 7.9 turns in the fourth quarter of 2009 and up from 4.8 turns in the first quarter of 2009; this reflects process-driven improvements from the Stanley Fulfillment System (“SFS”). SFS will be rigorously deployed at Black & Decker to improve its working capital efficiency over time. Other operating cash inflows were $107 million in the first three months of 2010 as compared with a $37 million outflow in the prior year. This fluctuation is mainly attributable to two non-cash merger-related items: $42 million inventory step-up amortization and $28 million in higher stock-based compensation.

The remaining change in other operating cash flows primarily pertains to favorable derivative settlements versus outflows for this item in the prior year.
Capital and software expenditures were $22 million in the first quarter of 2010, flat with 2009. The Company will continue to make capital investments that are necessary to drive productivity and cost structure improvements while ensuring that such investments provide a rapid return on capital employed.
Free cash flow, as defined in the following table, was a $55 million outflow in the first quarter of 2010 compared to an $18 million outflow in the corresponding 2009 period. The Company believes free cash flow is an important measure of its liquidity, as well as its ability to fund future growth and provide a dividend to shareowners. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

(Millions of Dollars)	2010	2009
Net cash (used) provided by operating activities	$(33)	$4
Less: capital and software expenditures	(22)	(22)

Free cash (outflow)	$(55)	$(18)

As previously discussed, the first quarter 2010 operating cash flow was affected by $92 million of merger-related payments, and such payments will continue in the remainder of the year as Black & Decker restructuring actions are implemented. Refer to the 2010 Outlook section for discussion of the approximately $300 million in free cash flow estimated for the full year ($600 million of free cash flow on a basis excluding the estimated $300 million of merger-related payments). The 2010 free cash flow is expected to be more than adequate to fund the discretionary dividends on the Company’s common stock and provide for debt service.
There was a $949 million increase in cash in the first quarter of 2010 acquired from Black & Decker in the Merger. On March 15, 2010, the Company realized $30 million of cash proceeds from the termination of the Black & Decker interest rate swaps that had been entered into prior to the Merger, and became undesignated at the merger date. Separately, the Company paid $16 million in the current year for the maturity of a net investment hedge.
Financing Activities: Net proceeds from short-term borrowings amounted to cash inflows of $436 million in 2010 compared to outflows of $7 million in 2009. The net proceeds in the current year were primarily utilized to repay the $200 million of term notes that matured in March, 2010, to pay certain merger-related transaction and compensation costs, and to fund the expansion of inventory to support second quarter sales volume.
Credit Rating: The Company’s stand-alone debt is currently rated by Standard & Poor’s (“S&P”), Moody’s Investor Service (“Moody’s”) and Fitch Ratings (“Fitch”). As anticipated, as a result of the merger with Black & Decker, on March 15, 2010 the Company’s senior unsecured debt was reaffirmed at A by S&P and downgraded by Moody’s and Fitch to Baa1 and A-, respectively. Outlooks vary and are currently negative, stable and stable by S&P, Moody’s and Fitch, respectively. The Company’s stand-alone short-term debt, or commercial paper, ratings are A-2, P-2, and F2 by S&P, Moody’s, and Fitch, respectively. Failure to maintain strong investment grade ratings level could adversely affect the Company’s cost of funds, liquidity and access to capital markets, but would not have an adverse effect on the Company’s ability to access the $1.5 billion committed credit facilities.
Contractual Obligations: The following summarizes the Company’s significant contractual obligations and commitments that impact its liquidity:
Payments Due by Period

(Millions of Dollars)	Total	2010	2011 – 2012	2013 – 2014	Thereafter
Long-term debt(a)	$2,607	$7	$931	$906	$763
Interest payments on long-term debt(b)	587	147	222	157	61
Operating leases	356	106	140	65	45
Derivatives(c)	20	44	(17)	(7)	—
Material purchase commitments	342	338	4	—	—
Deferred compensation	78	60	4	3	11
Outsourcing and other obligations(d)	46	19	18	3	6
Pension funding obligations(e)	100	100	—	—	—

Total contractual cash obligations	$4,136	$821	$1,302	$1,127	$886

(a)	Future payments on long-term debt above encompass all payments related to aggregate debt maturities, as discussed further in Note H Long-Term Debt and Financing Arrangements.

(b)	Future interest payments on long-term debt reflect the applicable fixed interest rate or the variable rate in effect at April 3, 2010 for floating rate debt.

(c)	Future cash flows on derivative financial instruments reflect the fair value as of April 3, 2010. The ultimate cash flows on these instruments will differ, perhaps significantly, based on applicable market interest and foreign currency rates at their maturity.

(d)	To the extent the Company can reliably determine when payments will occur pertaining to unrecognized tax benefit liabilities, the related amount will be included in the table above. However, due to the high degree of uncertainty regarding the timing of potential future cash flows associated with such liabilities at April 3, 2010, the Company is unable to make a reliable estimate of when (if at all) amounts may be paid to the respective taxing authorities.

(e)	The Company anticipates that funding of its pension and post-retirement benefit plans in 2010 will approximate $100 million, primarily pertaining to the estimated contributions either required by regulations or laws or, with respect to unfunded plans, necessary to fund current benefits. The Company has not presented estimated pension and post-retirement funding in the table above beyond 2010 as funding can vary significantly from year to year based upon changes in the fair value of the plan assets, actuarial assumptions, and curtailment/settlement actions.
Aside from debt payments, for which there is no tax benefit associated with repayment of principal payment of the above, contractual obligations will typically generate a cash tax benefit such that the net cash outflow will be lower than the gross amounts indicated.
Other Significant Commercial Commitments:
Amount of Commitment Expirations Per Period

(Millions of Dollars)	Total	2010	2011 – 2012	2013 – 2014	Thereafter
U.S. lines of credit	$1,500	$—	$700	$800	$—
Long-term debt and lines of credit are explained in detail within Note H, Long-Term Debt and Financing Arrangements, of the Notes to the Consolidated Financial Statements.
MARKET RISK
The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates, stock prices, and commodity prices.
As discussed in the gross profit section of the Results of Operations in this MD&A, the Company anticipates there will be adverse effects from a potential 5% Chinese RMB revaluation as well as building inflationary pressures. While the nature of these risks has not changed, the 2010 outlook has changed such that management does not believe it will be able to fully recover inflation through customer pricing in the current year due both to an increase in expected inflation as well as the time lag in implementing price increases.

OTHER MATTERS
Customer-Related Risks As discussed in the Strategy section of the Overview in this MD&A, the Company has concentrations in sales with certain U.S. home centers and mass merchants, which have increased from the legacy Stanley position as a result of the recent Merger. The loss or material reduction of business from any such significant customer could have a material adverse impact on the Company’s results of operations and cash flows, until either such customers were replaced or the Company made the necessary adjustments to compensate for the loss of business.
Critical Accounting Estimates Refer to the “Critical Accounting Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A) in The Stanley Works Annual Report on Form 10-K for the fiscal year ended January 2, 2010, and to the “Critical Accounting Policies” section of the Black & Decker MD&A on its Form 10-K for the fiscal year ended December 31, 2009, for a discussion of the Company’s critical accounting estimates, aside from the update provided below.
GOODWILL AND INTANGIBLE ASSETS — The Company acquires businesses in purchase transactions that result in the recognition of goodwill and other intangible assets. The determination of the value of intangible assets requires management to make estimates and assumptions. In accordance with Accounting Standards Codification (“ASC”) 350-20 “Goodwill”, acquired goodwill and indefinite-lived intangible assets are not amortized but are subject to impairment testing at least annually and when an event occurs or circumstances change that indicate it is more likely than not an impairment exists. Other intangible assets are amortized and are tested for impairment when appropriate. The Company completed the Merger and one other acquisition in 2010 with an aggregate consideration value of $4.664 billion. The assets and liabilities of acquired businesses are recorded at fair value at the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. The Company reported $5.283 billion of goodwill and $1.653 billion in indefinite-lived trade names at April 3, 2010.
The purchase accounting for the Merger is preliminary and the Company has not completed the analysis necessary to determine the allocation of goodwill arising from the Merger to its segments and reporting units as of April 3, 2010. Furthermore, the finalization of the Company’s purchase accounting will result in changes in the valuation of assets and liabilities acquired, which could be material. This allocation will be made as soon as practicable within the measurement period, however not later than the annual impairment test for goodwill and indefinite-lived trade names to be conducted in the third quarter of 2010. The Company is not aware of any impairment indicators. Management continues to believe it is not reasonably likely that an impairment of goodwill or indefinite-lived trade names will occur over the next twelve months.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the updating discussion under the caption “Market Risk” in Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q. For further discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s and The Black & Decker Corporation’s Form 10-K’s for the years ended January 2, 2010 and December 31, 2009, respectively.
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and its Senior Vice President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and its Senior Vice President and Chief Financial Officer have concluded that, as of April 3, 2010, the Company’s disclosure controls and procedures are effective. There has been no change in the Company’s internal controls over financial reporting that occurred during the first quarter of 2010 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CAUTIONARY STATEMENT
Under the Private Securities Litigation Reform Act of 1995
Certain statements contained in this Quarterly Report on Form 10-Q that are not historical, including, but not limited to, the statements regarding the Company’s ability to: (i) achieve within three years $350 million of annual cost synergies in connection with the Black & Decker merger; (ii) achieve future growth and cement global leadership as a result of achieving cost synergies; (iii) realize $90 million of the cost synergies, primarily within SG&A, in 2010; (iv) limit to $400 million the cost incurred over the three year period to achieve the synergies; (v) achieve full year 2010 diluted (loss) EPS in the range of $(0.41) to $0.05 or $3.10 to $3.30, excluding the effects of merger-related charges; (vi) achieve free cash flow of approximately $300 million in 2010 or $600 million, excluding the $300 million of estimated restructuring and other payments associated with the Merger; (vii) improve Black & Decker’s working capital efficiency; and (viii) fund discretionary dividends and provide for debt service from free cash flow in 2010 ( collectively, the “Results”); are “forward-looking statements” and are based on current expectations.
These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of risks, uncertainties and important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in the forward looking statements include, without limitation, those set forth under Item 1A Risk Factors in this Quarterly Report for the period ended April 3, 2010; those set forth under Item 1A Risk Factors in The Stanley Works Annual Report on Form 10-K (together with any material changes thereto contained in subsequent filed Quarterly Reports on Form 10-Q); those contained in the Company’s other filings with the Securities and Exchange Commission; and those set forth below.
The Company’s ability to deliver the Results is dependent upon: (i) approximately $170 million of non-cash inventory step-up amortization stemming from the initial turn of Black & Decker acquired inventory; (ii) incurring approximately $100 million in costs comprised of : $60 million for certain executive compensation and integration related consulting fees and $40 million for investment banking and other Black & Decker and ADT deal transaction costs; (iii) restructuring charges amounting to $245-$295 million; (iv) an effective tax rate for full year 2010 of 26-27% excluding the effects of an estimated 60% unfavorable tax rate impact from non-deductible Black & Decker merger-related severance and compensation and assuming an approximately 2.5% favorable rate impact from the expected passage of the Tax Extender Bill; (v) the Company’s ability to limit restructuring and other payments associated with the Black & Decker transaction and ADT acquisition to $300 million; (vi) the Company’s ability to successfully integrate recent acquisitions and the Merger (including Black & Decker and ADT France), as well as any future acquisitions, while limiting associated costs; (vii) the success of the Company’s efforts to expand its tools and security businesses; (viii) the success of the Company’s efforts to build a growth platform and market leadership in Convergent Securities Solutions; (ix) the Company’s success in developing and introducing new and high quality products, growing sales in existing markets, identifying and developing new markets for its products and maintaining and building the strength of its brands; (x) the continued acceptance of technologies used in the Company’s products, including Convergent Security Solutions products; (xi) the Company’s ability to manage existing Sonitrol franchisee and Mac Tools distributor relationships; (xii) the Company’s ability to minimize costs associated with any sale or discontinuance of a business or product line, including any severance, restructuring, legal or other costs; (xiii) the proceeds realized with respect to any business or product line disposals; (xiv) the extent of any asset impairments with respect to any businesses or product lines that are sold or discontinued; (xv) the success of the Company’s efforts to manage freight costs, steel and other commodity costs; (xvi) the Company’s ability to sustain or increase prices in order to, among other things, offset or mitigate the impact of steel, freight, energy, non-ferrous commodity and other commodity costs and any inflation increases; (xvii) the Company’s ability to generate free cash flow and maintain a strong debt to capital ratio, including focusing on reduction of debt as determined by management; (xviii) the Company’s ability to identify and effectively execute productivity improvements and cost reductions, while minimizing any associated restructuring charges; (xix) the Company’s ability to obtain favorable settlement of routine tax audits; (xx) the ability of the Company to generate earnings sufficient to realize future income tax benefits during periods when temporary differences become deductible; (xxi) the continued ability of the Company to access credit markets under satisfactory terms; and (xxii) the Company’s ability to negotiate satisfactory payment terms under which the Company buys and sells goods, services, materials and products.
The Company’s ability to deliver the Results is also dependent upon: (i) the success of the Company’s marketing and sales efforts; (ii) the ability of the Company to maintain or improve production rates in the Company’s manufacturing facilities, respond to significant changes in product demand and fulfill demand for new and existing products; (iii) the Company’s ability to continue improvements in working capital; (iv) the ability to continue successfully managing and defending claims and litigation; (v) the success of the Company’s efforts to mitigate (such as customer price increases) any cost increases generated by, for example, increases in the cost of energy or significant Chinese Renminbi or other currency appreciation or revaluation; (vi) the geographic distribution of the Company’s earnings; and (v) commitment to and success of the Stanley Fulfillment System.

The Company’s ability to achieve the Results will also be affected by external factors. These external factors include: pricing pressure and other changes within competitive markets; the continued consolidation of customers particularly in consumer channels; inventory management pressures on the Company’s customers; the impact the tightened credit markets may have on the Company or its customers or suppliers; the extent to which the Company has to write-off accounts receivable or assets or experiences supply chain disruptions in connection with bankruptcy filings by customers or suppliers; increasing competition; changes in laws, regulations and policies that affect the Company, including, but not limited to trade, monetary, tax and fiscal policies and laws; the timing and extent of any inflation or deflation; currency exchange fluctuations; the impact of dollar/foreign currency exchange and interest rates on the competitiveness of products and the Company’s debt program; the strength of the U.S. and European economies; the extent to which world-wide markets associated with homebuilding and remodeling continue to deteriorate; the impact of events that cause or may cause disruption in the Company’s manufacturing, distribution and sales networks such as war, terrorist activities, and political unrest; and recessionary or expansive trends in the economies of the world in which the Company operates, including, but not limited to, the extent and duration of the current recession in the US economy.
Unless required by applicable securities laws, the Company undertakes no obligation to publicly update or revise any forward looking statements to reflect events or circumstances that may arise after the date hereof. Readers are advised, however, to consult any further disclosures made on related subjects in the Company’s reports filed with the Securities and Exchange Commission.
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
As previously announced, the Company completed its transaction with Black & Decker on March 12, 2010 and as a result, the Company has reviewed and updated its risk factors as previously disclosed in its 2009 Annual Report on Form 10-K. Below are the updated risk factors set forth in their entirety.
The Company’s business, operations and financial condition are subject to various risks and uncertainties. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q and The Stanley Works 2009 Annual Report on Form 10-K, including those risks set forth under the heading entitled “Cautionary Statements Under the Private Securities Litigation Reform Act of 1995”, and in other documents that the Company files with the U.S. Securities and Exchange Commission, before making any investment decision with respect to its securities. If any of the risks or uncertainties actually occur or develop, the Company’s business, financial condition, results of operations and future growth prospects could change. Under these circumstances, the trading prices of the Company’s securities could decline, and you could lose all or part of your investment in the Company’s securities.
If the current weakness continues in the retail, residential and commercial markets in the Americas, Europe or Asia, or general economic conditions worsen, it could have a material adverse effect on the Company’s business.
We conduct business in various parts of the world, primarily in the United States and Europe and, to a lesser extent, in Mexico, Central America, the Caribbean, South America, Canada, Asia and Australia. As a result of our worldwide exposure, the Company’s businesses have been adversely affected by the decline in the U.S. and international economies, including, but not limited to recession, inflation and deflation, particularly with respect to residential and commercial markets. It is possible this softness will be prolonged and to the extent it persists there may be an unfavorable impact on sales, earnings and cash flows. It is possible the Security segment, which experienced unit volume declines in existing businesses in 2009, may become more affected if the economic weakness permeates other market sectors it serves. Further deterioration of retail, automotive, residential or commercial construction markets, changes in consumer purchasing power or in general economic conditions, could reduce demand for Company products and therefore have a material adverse effect on sales, earnings and cash flows. In addition, due to current economic conditions, it is possible certain customers’ credit-worthiness may erode resulting in increased write-offs of customer receivables.
The failure to integrate successfully the businesses of Stanley and Black & Decker in the expected time frame could adversely affect the Company’s future results.
The success of the Merger will depend, in large part, on the ability of the Company to realize the anticipated benefits, including cost savings, from combining the businesses of Stanley and Black & Decker. To realize these anticipated benefits, the businesses of Stanley and Black & Decker must be successfully integrated. This integration will be complex and time-consuming. The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in the combined company not achieving the anticipated benefits of the Merger.

Potential difficulties that may be encountered in the integration process include the following:
•	the inability to successfully integrate the businesses of Stanley and Black & Decker in a manner that permits the combined company to achieve the cost savings anticipated to result from the Merger;

•	lost sales and customers as a result of customers of either of the two companies deciding not to do business with the combined company;

•	complexities associated with managing the larger, more complex, combined business;

•	integrating personnel from the two companies while maintaining focus on providing consistent, high quality products;

•	potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the Merger; and

•	performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the Merger and integrating the companies’ operations.
The Company’s future results will suffer if it does not effectively manage its expanded operations following the Merger.
Following the Merger, the size of the business increased dramatically. The Company’s future success depends, in part, upon its ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. The Company cannot ensure that it will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements and other benefits currently anticipated from the Merger.
The Company is expected to incur substantial expenses related to the Merger and the integration of Black & Decker.
The Company is expected to incur substantial expenses in connection with the Merger and the integration of Black & Decker including certain restructuring actions that may be taken to achieve synergies. Approximately $400 million of pre-tax restructuring and integration expense pertaining to the Merger is expected to be incurred over a period of three years, in order to achieve an estimated $350 million of pre-tax annualized synergy benefits. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, billing, payroll, manufacturing, marketing and benefits. While the Company has assumed an estimated $400 million of expenses will be incurred, there are many factors beyond its control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that the Company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings. In the first quarter of 2010 the Company incurred $213 million of pre-tax merger-related costs related to certain executive compensation charges, investment banking fees, and integration related advisory and consulting fees. While management believes the $400 million estimate is reasonable, the amount of future integration expense is not certain and could result in the Company taking significant charges against earnings in future periods.
The Company’s growth and repositioning strategies include acquisitions. The Company may not be able to successfully integrate the operations of recent acquisitions and the Company may not be able to identify suitable future acquisition candidates.
In 2002, the Company embarked on a growth strategy to shift its business portfolio toward favored growth markets through acquisitions and divestitures. The strategy has been advanced over the last several years with the acquisition of a number of companies, including Black & Decker, ADT France S.A. (“ADT France”), Générale (“GdP”), Xmark Corporation (“Xmark”), Sonitrol Corporation (“Sonitrol”), and HSM Electronic Protection Services, Inc. (“HSM”).
We expend significant resources on identifying opportunities to acquire new lines of business and companies that could contribute to our success and expansion into existing and new markets. Although the Company has extensive experience with acquisitions, there can be no assurance that recently acquired companies will be successfully integrated or that anticipated cost savings, synergies, or other benefits will be realized. If the Company successfully integrates the acquired companies and effectively implements its repositioning strategy, there can be no assurance that its resulting business segments will enjoy continued market acceptance or profitability.
In addition, there can be no assurance that the Company will be able to successfully identify suitable future acquisition candidates, negotiate appropriate terms, obtain the necessary financing, complete the transactions or successfully integrate the new companies as necessary to continue its growth and repositioning strategies. If the Company is unable to successfully integrate acquisitions, it could have a material adverse affect on our business, financial condition and future growth.

The Company’s acquisitions may result in certain risks for its business and operations.
In addition to the Merger, the Company made one acquisition in the first quarter of 2010, six small acquisitions in 2009 and a number of more significant acquisitions in 2008 and 2007, including, but not limited to: GdP in October 2008, Sonitrol and Xmark in July 2008, InnerSpace in July 2007, and HSM in January 2007. The Company may make additional acquisitions in the future. Acquisitions involve a number of risks, including:
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
Failure to effectively consummate or manage future acquisitions may adversely affect the Company’s existing businesses and harm its operational results due to large write-offs, contingent liabilities, substantial depreciation, or other adverse tax or audit consequences. The Company is still in the process of integrating the businesses and operations of Black & Decker, ADT France and GdP. The Company cannot ensure that such integrations will be successfully completed, or that all of the planned synergies will be realized.
The Company has incurred, and may incur in the future significant indebtedness, or issue additional equity securities, in connection with mergers or acquisitions which may restrict the manner in which it conducts business. The potential issuance of such securities may limit the Company’s ability to implement elements of its growth strategy and may have a dilutive effect on earnings.
As described in Item 1 Note H, Long-Term Debt and Financing Arrangements, of the Notes to the Condensed Consolidated Financial Statements, the Company has a committed revolving credit agreement, expiring in February 2013, supporting borrowings up to $800 million. Upon closing of the Merger, the Company entered into a $700 million revolving credit agreement that became effective on March 12, 2010 and will expire in March 2011 that involves, at the Company’s option, the ability to extend the term under the “Term Loan Election” by an additional year to March 2012. These agreements include provisions that allow designated subsidiaries to borrow up to $250 million in Euros and Pounds Sterling, which may be available to, among other things, fund acquisitions.
The instruments and agreements governing certain of the Company’s current indebtedness contain requirements or restrictive covenants that include, among other things:
•	a limitation on creating liens on certain property of the Company and its subsidiaries;

•	a restriction on entering into certain sale-leaseback transactions;

•	customary events of default. If an event of default occurs and is continuing, the Company might be required to repay all amounts outstanding under the respective instrument or agreement; and

•	maintenance of specified financial ratio. The Company has an interest coverage covenant that must be maintained to permit continued access to its committed revolving credit facilities. The interest coverage ratio tested for covenant compliance compares adjusted Earnings Before Interest, Taxes, Depreciation and Amortization to adjusted Interest Expense (“adjusted EBITDA”/“adjusted Interest Expense”); such adjustments to interest or EBITDA include, but are not limited to, removal of non-cash interest expense, certain restructuring and other merger-related costs as well as stock-based compensation expense. The adjustments to interest expense and EBITDA for purposes of this interest coverage ratio computation are defined in the debt agreements included as Exhibits 10(i) and 10(ii) of this Form 10Q. Management does not believe it is reasonably likely the Company will breach this covenant. Failure to maintain this ratio could adversely affect further access to liquidity.

The Company has an interest coverage covenant that must be maintained to permit continued access to its Revolving Credit Facilities. The interest coverage ratio tested for covenant compliance compares adjusted Earnings Before Interest, Taxes, Depreciation and Amortization to adjusted Interest Expense (“adjusted EBITDA”/“adjusted Interest Expense”), as both terms are defined in the debt agreement included as Exhibit v(i) of this Form 10Q, the Second Supplemental Indenture dated as of March 12, 2010, including the removal of certain non-cash elements of interest expense and certain restructuring or asset impairment or other merger-related costs. Management does not believe it is reasonably likely the Company will breach this covenant.
Future instruments and agreements governing indebtedness may impose other restrictive conditions or covenants. Such covenants could restrict the Company in the manner in which it conducts business and operations as well as in the pursuit of its growth and repositioning strategies.
We are exposed to counterparty risk in our hedging arrangements
From time to time we enter into arrangements with financial institutions to hedge our exposure to fluctuations in currency and interest rates, including forward contracts and swap agreements. The failure of one or more counterparties to our hedging arrangements to fulfill their obligations to us could adversely affect our results of operations.
The Company’s results of operations could be negatively impacted by inflationary or deflationary economic conditions which could affect the ability to obtain raw materials, component parts, freight, energy, labor and sourced finished goods in a timely and cost-effective manner.
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
Further, as a result of inflationary or deflationary economic conditions, we believe it is possible that a limited number of suppliers may either cease operations or require additional financial assistance from us in order to fulfill their obligations. In a limited number of circumstances, the magnitude of our purchases of certain items is of such significance that a change in our established supply relationships with suppliers or increase in the costs of purchased raw materials, component parts or finished goods could result in manufacturing interruptions, delays, inefficiencies or our inability to market products. An increase in value-added tax rebates currently available to us or to our suppliers, could also increase the costs of our manufactured products as well as purchased products and components and could adversely affect our results of operations.
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
We manufacture and sell our products in many countries throughout the world. As a result, we are exposed to foreign currency risk as we enter into transactions and make investments denominated in multiple currencies. The Company’s predominant exposures are in European, Canadian, British, and Asian currencies, including the Chinese Renminbi (“RMB”). In preparing its financial statements, for foreign operations with functional currencies other than the U.S. dollar, asset and liability accounts are translated at current exchange rates, and income and expenses are translated using weighted-average exchange rates. With respect to the effects on translated earnings, if the U.S. dollar strengthens relative to local currencies, the Company’s earnings could be negatively impacted. In 2009, foreign currency translation negatively impacted earnings by $0.04 per diluted share. The translation impact has been more material in the past and may be more material in the future. Although the Company utilizes risk management tools, including hedging, as it deems appropriate, to mitigate a portion of potential market fluctuations in foreign currencies, there can be no assurance that such measures will result in all market fluctuation exposure being eliminated. The Company does not make a practice of hedging its non-U.S. dollar earnings.
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
The Company imports large quantities of finished goods, component parts and raw materials. Substantially all of its import operations are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements, bilateral actions or, in some cases unilateral action. In addition, the countries in which the Company’s products and materials are manufactured or imported may from time to time impose additional quotas, duties, tariffs or other restrictions on its imports (including restrictions on manufacturing operations) or adversely modify existing restrictions. Imports are also subject to unpredictable foreign currency variation which may increase the Company’s cost of goods sold. Adverse changes in these import costs and restrictions, or the Company’s suppliers’ failure to comply with customs regulations or similar laws, could harm the Company’s business.
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
Our success depends on our ability to improve productivity and streamline operations to control or reduce costs.
We are committed to continuous productivity improvement and continue to evaluate opportunities to reduce fixed costs, simplify or improve processes, and eliminate excess capacity. We have also undertaken restructuring actions, the savings of which may be mitigated by many factors, including economic weakness, competitive pressures, and decisions to increase costs in areas such as promotion or research and development above levels that were otherwise assumed. Our failure to achieve projected levels of efficiencies and cost reduction measures and to avoid delays in or unanticipated inefficiencies resulting from manufacturing and administrative reorganization actions in progress or contemplated would adversely affect our results of operations.
Changes in customer preferences, the inability to maintain mutually beneficial relationships with large customers, and the inability to penetrate new channels of distribution could adversely affect our business.
The Company has certain significant customers, particularly home centers and major retailers. The loss or material reduction of business from, the lack of success of sales initiatives, or change in customer preferences or loyalties, for the Company’s products related to any such significant customer could have a material adverse impact on the Company’s results of operations and cash flows. In addition, our major customers are volume purchasers, a few of which are much larger than us and have strong bargaining power with suppliers. This limits our ability to recover cost increases through higher selling prices. Furthermore, unanticipated inventory adjustments by these customers can have a negative impact on sales.

During 2009 the Company experienced significant distributor inventory corrections reflecting de-stocking of the supply chain associated with difficult credit markets. Such distributor de-stocking exacerbated sales volume declines pertaining to weak end user demand and the broader economic recession. The Industrial segment generally sells to distributors where the Company does not have point of sale data to see end user demand trends; however, a substantial portion of the overall volume declines within the Industrial segment is believed to be attributable to such de-stocking or customer inventory adjustments. The Company’s results may be adversely impacted in future periods by such customer inventory adjustments. Further, our inability to continue to penetrate new channels of distribution may have a negative impact on our future results.
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
As a result of merger and acquisitions, the Company has $5.283 billion of goodwill, $1.653 billion of indefinite-lived trade names, and $1.254 billion of definite-lived intangible assets at April 3, 2010. The Company is required to periodically determine if its goodwill or indefinite-lived trade names have become impaired, in which case it would write down the impaired portion of the intangible asset. The definite-lived intangible assets, including customer relationships, are amortized over their estimated useful lives; such assets are also evaluated for impairment when appropriate. Impairment of intangible assets may be triggered by developments outside of the Company’s control, such as worsening economic conditions, technological change, intensified competition or other matters causing a decline in expected future cash flows.
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
The Company is exposed to and becomes involved in various litigation matters arising out of the ordinary routine conduct of its business, including, from time to time, actual or threatened litigation relating to such items as commercial transactions, product liability, workers compensation, the Company’s distributors and franchisees, intellectual property claims and regulatory actions.
In addition, we are subject to environmental laws in each jurisdiction in which we conduct business. Some of our products incorporate substances that are regulated in some jurisdictions in which we conduct manufacturing operations. We could be subject to liability if we do not comply with these regulations. In addition, we are currently and may, in the future, be held responsible for remedial investigations and clean-up costs resulting from the discharge of hazardous substances into the environment, including sites that have never been owned or operated by us but at which we have been identified as a potentially responsible party under federal and state environmental laws and regulations. Changes in environmental and other laws and regulations in both domestic and foreign jurisdictions could adversely affect our operations due to increased costs of compliance and potential liability for non-compliance.

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
The Company faces active global competition and if it does not compete effectively, its business may suffer.
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
In addition, the Company may have to reduce prices on its products and services, or make other concessions, to stay competitive and retain market share. Price reductions taken by us in response to customer and competitive pressures, as well as price reductions and promotional actions taken to drive demand that may not result in anticipated sales levels, could also negatively impact our business. The Company engages in restructuring actions, sometimes entailing shifts of production to low-cost countries, as part of its efforts to maintain a competitive cost structure. If the Company does not execute restructuring actions well, its ability to meet customer demand may decline, or earnings may otherwise be adversely impacted; similarly if such efforts to reform the cost structure are delayed relative to competitors or other market factors the Company may lose market share and profits.

The performance of the Company may suffer from business disruptions associated with information technology, system implementations, or catastrophic losses affecting distribution centers and other infrastructure.
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
Despite efforts to prevent such situations, and insurance policies that partially mitigate these risks; the Company’s systems may be affected by damage or interruption from, among other causes, power outages, computer viruses, or security breaches. Computer hardware and storage equipment that is integral to efficient operations, such as e-mail, telephone and other functionality, is concentrated in certain physical locations in the various continents in which the Company operates.
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
The Company’s operations are significantly dependent on infrastructure, notably certain distribution centers and security alarm monitoring facilities which are concentrated in various geographic locations. If any of these were to experience a catastrophic loss, such as a fire, earthquake, hurricane, or flood, it could disrupt operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility. The Company maintains business interruption insurance, but it may not fully protect the Company against all adverse effects that could result from significant disruptions.
Unforeseen events, including war, terrorism and other international conflicts and public health issues, whether occurring in the United States or abroad, could disrupt our operations, disrupt the operations of our suppliers or customers, or result in political or economic instability. These events could reduce demand for our products and make it difficult or impossible for us to manufacture our products, deliver products to customers, or to receive products from suppliers.
If the investments in employee benefit plans do not perform as expected, the Company may have to contribute additional amounts to these plans, which would otherwise be available to cover operating and other expenses.
The Company sponsors pension and other post-retirement defined benefit plans. The Company’s defined benefit plan assets are currently invested in equity securities, bonds and other fixed income securities, and money market instruments. The Company’s funding policy is generally to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with applicable law which require, among other things, that the Company make cash contributions to under-funded pension plans. The Company expects to contribute approximately $100 million in cash to its defined benefit plans in 2010.
There can be no assurance that the value of the defined benefit plan assets, or the investment returns on those plan assets, will be sufficient in the future. It is therefore possible that the Company may be required to make higher cash contributions to the plans in future years which would reduce the cash available for other business purposes, and that the Company will have to recognize a significant pension liability adjustment which would decrease the net assets of the Company and result in higher expense in future years. The fair value of these assets at April 3, 2010 was approximately $1.4 billion.
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

Low demand for new products and the inability to develop and introduce new products at favorable margins could adversely impact our performance and prospects for future growth.
Our competitive advantage is due in part to our ability to develop and introduce new products in a timely manner at favorable margins. The uncertainties associated with developing and introducing new products, such as market demand and costs of development and production may impede the successful development and introduction of new products on a consistent basis. Introduction of new technology may result in higher costs to us than that of the technology replaced. That increase in costs, which may continue indefinitely or until and if increased demand and greater availability in the sources of the new technology drive down its cost, could adversely affect our results of operations. Market acceptance of the new products introduced in recent years and scheduled for introduction in 2010 may not meet sales expectations due to various factors, such as our failure to accurately predict market demand, end-user preferences, and evolving industry standards, to resolve technical and technological challenges in a timely and cost-effective manner, and to achieve manufacturing efficiencies. Our investments in productive capacity and commitments to fund advertising and product promotions in connection with these new products could be excessive if those expectations are not met.
Our products could be subject to product liability claims and litigation.
We manufacture products that create exposure to product liability claims and litigation. If our products are not properly manufactured or designed, personal injuries or property damage could result, which could subject us to claims for damages. The costs associated with defending product liability claims and payment of damages could be substantial. Our reputation could also be adversely affected by such claims, whether or not successful.
Our products could be recalled.
The Consumer Product Safety Commission or other applicable regulatory bodies may require the recall, repair or replacement of our products if those products are found not to be in compliance with applicable standards or regulations. A recall could increase costs and adversely impact our reputation.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended April 3, 2010:

	(a)		Total Number	Maximum Number
	Total		Of Shares	Of Shares That
	Number Of	Average Price	Purchased As	May Yet Be
	Shares	Paid Per	Part Of A Publicly	Purchased Under
2010	Purchased	Share	Announced Program	The Program
January 4 — February 7	—	$—	—	—
February 8 — March 7	541	$56.07	—	—
March 8 — April 4	—	$—	—	—

	541	$56.07	—	—

As of May 12, 2010, 7.8 million shares of common stock remain authorized for repurchase. The Company may repurchase shares in the open market or through privately negotiated transactions from time to time pursuant to this prior authorization to the extent management deems warranted based on a number of factors, including the level of acquisition activity, the market price of the Company’s common stock and the current financial condition of the Company.

(a)	The shares of common stock in this column were deemed surrendered to the Company by participants in various of the Company’s benefit plans to satisfy the taxes related to the vesting or delivery of a combination of restricted share units and long-term incentive shares under those plans.
ITEM 5. EXHIBITS

(3)(i)	Restated Certificate of Incorporation dated September 15, 1998.

(ii)	Certificate of Amendment to the Restated Certificate of Incorporation dated December 21, 2009.

(iii)	Certificate of Amendment to the Restated Certificate of Incorporation dated March 12, 2010.

(iv)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 12, 2010).

4(i)	Second Supplemental Indenture dated as of March 12, 2010 to the Indenture dated as of November 1, 2002 between The Stanley Works and The Bank of New York Mellon Trust Company, as successor trustee to JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 12, 2010).

(ii)(a)	Indenture, dated as of June 26, 1998, by and among Black & Decker Holdings Inc., as Issuer, The Black & Decker Corporation, as Guarantor, and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on March 12, 2010).

(b)	First Supplemental Indenture dated as of March 12, 2010, to the Indenture dated as of June 26, 1998, by and among Black & Decker Holdings, Inc., as issuer, The Black & Decker Corporation, as guarantor and The First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on March 12, 2010).

(iii)(a)	Indenture, dated as of June 5, 2001, between The Black & Decker Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on March 12, 2010).

(b)	First Supplemental Indenture dated as of March 12, 2010, to the Indenture dated as of June 5, 2001, between The Black & Decker Corporation and The Bank of New York Mellon (formerly, The Bank of New York), as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on March 12, 2010).

(iv)(a)	Indenture, dated as of October 18, 2004, between The Black & Decker Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on March 12, 2010).

(b)	First Supplemental Indenture dated as of March 12, 2010, to the Indenture dated as of October 18, 2004 between The Black & Decker Corporation and The Bank of New York Mellon (formerly, The Bank of New York) as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 12, 2010).

(v)(a)	Indenture, dated as of November 16, 2006, between The Black & Decker Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on March 12, 2010).

(b)	First Supplemental Indenture, dated as of November 16, 2006, between The Black & Decker Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.6(a) to the Company’s Current Report on Form 8-K filed on March 12, 2010).

(c)	Second Supplemental Indenture, dated as of April 3, 2009, between The Black & Decker Corporation and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.6(b) to the Company’s Current Report on Form 8-K filed on March 12, 2010).

(d)	Third Supplemental Indenture dated as of March 12, 2010, to the Indenture dated as of November 16, 2006 between The Black & Decker Corporation, and The Bank of New York Mellon (formerly, The Bank of New York), as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 12, 2010).

(10)(i)	364-Day Credit Agreement dated as of March 12, 2010, among Stanley Black & Decker, Inc., The Black & Decker Corporation, as Subsidiary Guarantor, and each of the initial lenders named therein, Citibank, N.A., as Administrative Agent, Citigroup Global Markets Inc. and Banc of America Securities LLC, as Lead Arrangers and Book Runners, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 12, 2010).

(ii)	Amendment No. 2 dated as of March 12, 2010 to the Amended and Restated Credit Agreement dated as of February 27, 2008, as amended, among Stanley Black & Decker, Inc. (formerly known as The Stanley Works), the Lenders party thereto and Citibank, N.A. as Agent for the Lenders.

(iii)	Executive Chairman Agreement dated as of November 2, 2009, among The Stanley Works and Nolan D. Archibald (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 3, 2009)*.

(iv)	Second Amended and Restated Employment Agreement, dated as of November 2, 2009, among The Stanley Works and John F. Lundgren (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 3, 2009)*.

(v)	Employment Agreement, dated as of November 2, 2009, among The Stanley Works and James M. Loree (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 3, 2009)*.

(vi)(a)	The Stanley Works 2009 Long-Term Incentive Plan (as amended March 12, 2010)(incorporated by reference Exhibit 4.7 to the Company’s Registration Statement on Form S-8 Reg. No. 333-165454 filed on March 12, 2010)*.

(b)	Form of award letter for restricted stock unit grants to executive officers pursuant to the Company’s 2009 Long Term Incentive Plan (as amended March 12, 2010)*.

(c)	Form of stock option certificate for executive officers pursuant to the Company’s 2009 Long Term Incentive Plan (as amended March 12, 2010)*.

(d)	Terms of special one-time award of restricted stock units to John F. Lundgren under his employment agreement and The Stanley Works 2009 Long-Term Incentive Plan (as amended March 12, 2010).*

(e)	Terms of special one-time award of restricted stock units to James M. Loree under his employment agreement and The Stanley Works 2009 Long-Term Incentive Plan (as amended March 12, 2010).*

(f)	Terms of special one-time grant of stock options to Nolan D. Archibald under his executive chairman agreement and The Stanley Works 2009 Long-Term Incentive Plan (as amended March 12, 2010).*

(vii)	The Black & Decker 1992 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.9 to the Company’s Post -Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement (Registration No. 333-163509) filed on March 12, 2010)*.

(viii)	The Black & Decker 1995 Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 4.12 to the Company’s Post -Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement (Registration No. 333-163509) filed on March 12, 2010)*.

(ix)	The Black & Decker 1996 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 12, 2010)*.

(x)	The Black & Decker 2003 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on March 12, 2010)*.

(xi)(a)	The Black & Decker Corporation 2004 Restricted Stock Plan*.

(b)	Form of Restricted Share Agreement relating to The Black & Decker Corporation 2004 Restricted Stock Plan*.

(xii)(a)	The Black & Decker 2008 Restricted Stock Plan (incorporated by reference to Exhibit 4.10 to the Company’s Post -Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement (Registration No. 333-163509) filed on March 12, 2010)*.

(b)	Form of Restricted Stock Unit Award Agreement relating to The Black & Decker Corporation 2008 Restricted Stock Plan*.

(xiii)	The Black & Decker Non-Employee Directors Stock Plan (incorporated by reference to Exhibit 4.11 to the Company’s Post -Effective Amendment No. 1 on Form S-8 To Form S-4 Registration Statement (Registration No. 333-163509) filed on March 12, 2010)*.

(xix)	Form of Nonqualified Stock Option Agreement relating to The Black & Decker Corporation’s stock option plans*.

(xx)	The Black & Decker Supplemental Pension Plan, as amended and restated*.

(xxi)	First Amendment to The Black & Decker Supplemental Pension Plan*.

(xxii)	The Black & Decker Supplemental Executive Retirement Plan, as amended and restated*.

(11)	Statement re-computation of per share earnings (the information required to be presented in this exhibit appears in Note C to the Company’s Condensed Consolidated Financial Statements set forth in this Quarterly Report on Form 10-Q).

(31)(i)(a)	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)

(i)(b)	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)

(32)(i)	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(ii)	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensation plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANLEY BLACK & DECKER, INC.
Date: May 13, 2010	By:	/s/ Donald Allan Jr.
Donald Allan Jr.
Senior Vice President and Chief Financial Officer