Form 10-Q
period 2010-07-03
STANLEY BLACK & DECKER, INC.
filed 2010-07-30
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2010.
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
165,667,088 shares of the registrant’s common stock were outstanding as of July 29, 2010

PART I — FINANCIAL INFORMATION	3
ITEM 1. FINANCIAL STATEMENTS	3
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	36
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	46
ITEM 4. CONTROLS AND PROCEDURES	46
PART II — OTHER INFORMATION	48
ITEM 1A. RISK FACTORS	48
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	48
ITEM 6. EXHIBITS	48
SIGNATURE	50
EX-31.I.A
EX-31.I.B
EX-32.I
EX-32.II
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JULY 3, 2010 AND JULY 4, 2009
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	Second Quarter		Year to Date
	2010	2009	2010	2009
NET SALES	$2,365.6	$919.2	$3,627.6	$1,832.2
COSTS AND EXPENSES
Cost of sales	1,596.6	552.6	2,402.7	1,104.5
Selling, general and administrative	581.1	253.2	959.6	500.8
Provision for doubtful accounts	3.1	2.1	7.1	7.2
Other, net	65.1	31.2	130.0	61.5
Restructuring charges and asset impairments	85.8	9.9	183.2	19.0
Gain on debt extinguishment	—	(43.8)	—	(43.8)
Interest expense	26.8	16.2	46.1	33.2
Interest income	(2.2)	(0.9)	(3.4)	(1.6)

	2,356.3	820.5	3,725.3	1,680.8

Earnings (loss) from continuing operations before income taxes	9.3	98.7	(97.7)	151.4
Income taxes (benefit) on continuing operations	(37.0)	26.7	(35.5)	40.4

Net earnings (loss) from continuing operations	46.3	72.0	(62.2)	111.0

Less: Net earnings attributable to non-controlling interests	0.5	1.2	0.6	1.9

NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO STANLEY BLACK & DECKER, INC.	45.8	70.8	(62.8)	109.1

NET LOSS FROM DISCONTINUED OPERATIONS (net of income tax benefit of $1.1 and $1.6 for the three and six months ended July 4, 2009, respectively)	—	(1.3)	—	(1.9)

NET EARNINGS (LOSS) ATTRIBUTABLE TO STANLEY BLACK & DECKER, INC.	$45.8	$69.5	$(62.8)	$107.2

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Continuing operations	$0.28	$0.89	$(0.49)	$1.38
Discontinued operations	—	(0.02)	—	(0.02)

Total basic earnings (loss) per share of common stock	$0.28	$0.88	$(0.49)	$1.35

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Continuing operations	$0.28	$0.89	$(0.49)	$1.37
Discontinued operations	—	(0.02)	—	(0.02)

Total diluted earnings (loss) per share of common stock	$0.28	$0.87	$(0.49)	$1.35

DIVIDENDS PER SHARE OF COMMON STOCK	$0.33	$0.32	$0.66	$0.64

AVERAGE SHARES OUTSTANDING (in thousands):
Basic	162,847	79,327	129,163	79,220

Diluted	166,084	79,744	129,163	79,591

See notes to condensed consolidated financial statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JULY 3, 2010 AND JANUARY 2, 2010
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$1,598.4	$400.7
Accounts and notes receivable, net	1,550.0	532.0
Inventories, net	1,295.2	366.2
Prepaid expenses	106.6	73.2
Other current assets	322.2	39.8

Total Current Assets	4,872.4	1,411.9
Property, Plant and Equipment, net	1,067.0	575.9
Goodwill	5,039.2	1,818.4
Customer Relationships, net	735.5	413.4
Trade Names, net	1,799.2	331.1
Other Intangible Assets, net	137.3	31.9
Other Assets	345.0	186.5

Total Assets	$13,995.6	$4,769.1

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities
Short-term borrowings	$343.9	$90.4
Current maturities of long-term debt	427.4	208.0
Accounts payable	979.5	410.1
Accrued expenses	1,323.9	483.5

Total Current Liabilities	3,074.7	1,192.0
Long-Term Debt	2,318.7	1,084.7
Post-Retirement Benefits	901.5	136.7
Deferred Taxes	393.7	120.4
Other Liabilities	672.5	223.8
Commitments and Contingencies (Note R)
Stanley Black & Decker, Inc. Shareowners’ Equity
Common stock, par value $2.50 per share	440.7	230.9
Authorized 300,000,000 shares Issued 176,335,572 and 92,343,410 at July 3, 2010 and January 2, 2010, respectively
Additional paid in capital	4,935.1	126.7
Retained earnings	2,152.5	2,295.5
Accumulated other comprehensive loss	(384.4)	(76.5)
ESOP	(77.6)	(80.8)

	7,066.3	2,495.8
Less: cost of common stock in treasury	457.1	509.7

Stanley Black & Decker, Inc. Shareowners’ Equity	6,609.2	1,986.1
Non-controlling interests	25.3	25.4

Total Equity	6,634.5	2,011.5

Total Liabilities and Shareowners’ Equity	$13,995.6	$4,769.1

See notes to condensed consolidated financial statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND SIX MONTHS ENDED JULY 3, 2010 AND JULY 4, 2009
(Unaudited, Millions of Dollars)

	Second Quarter		Year to Date
	2010	2009	2010	2009
OPERATING ACTIVITIES
Net earnings (loss)	$46.3	$70.7	$(62.2)	$109.1
Less: Net earnings attributable to non-controlling interest	0.5	1.2	0.6	1.9

Net earnings (loss) attributable to Stanley Black & Decker, Inc	45.8	69.5	(62.8)	107.2
Depreciation and amortization	92.7	48.9	152.4	96.9
Inventory step-up amortization	117.7	—	159.3	—
Stock-based compensation	18.4	5.3	49.9	9.0
Asset impairments	5.8	0.3	7.8	1.0
Changes in working capital	(20.0)	29.7	(110.4)	(15.6)
Changes in other assets and liabilities	(39.4)	(85.6)	(7.9)	(126.8)

Cash provided by operating activities	221.0	68.1	188.3	71.7
INVESTING ACTIVITIES
Capital expenditures and capitalized software	(35.1)	(25.1)	(57.2)	(46.8)
Proceeds from sale of businesses	—	0.1	—	0.9
Business acquisitions and asset disposals	(10.9)	0.3	(18.1)	(5.7)
Cash acquired from Black & Decker	—	—	949.4	—
Interest rate swap terminations	—	—	30.0	—
Proceeds from net investment hedge settlements	15.8	—	15.8	—
Payments on net investment hedge settlements	—	—	(16.1)	—

Cash (used in)/provided by investing activities	(30.2)	(24.7)	903.8	(51.6)
FINANCING ACTIVITIES
Payments on long-term debt	(0.8)	(60.5)	(201.6)	(61.6)
Stock purchase contract fees	(3.9)	(3.8)	(7.7)	(7.6)
Net short-term borrowings (repayments)	(357.1)	54.8	78.8	47.4
Cash dividends on common stock	(54.6)	(25.3)	(88.9)	(50.6)
Proceeds from the issuance of common stock	346.9	7.6	360.9	7.6
Purchase of common stock for treasury	(2.1)	(0.1)	(2.2)	(0.7)
Premium paid for share repurchase option	—	—	—	(16.4)
Other	—	3.8	—	4.0

Cash (used in)/provided by financing activities	(71.6)	(23.5)	139.3	(77.9)
Effect of exchange rate changes on cash	(26.2)	8.4	(33.7)	2.5

Change in cash and cash equivalents	93.0	28.3	1,197.7	(55.3)

Cash and cash equivalents, beginning of period	1,505.4	128.0	400.7	211.6

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,598.4	$156.3	$1,598.4	$156.3

See notes to condensed consolidated financial statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareowners’ Equity
Periods ended July 3, 2010 and July 4, 2009
(Millions of Dollars, Except Per Share Amounts)

				Accumulated
		Additional		Other
	Common	Paid In	Retained	Comprehensive		Treasury	Non-controlling	Shareowners’
	Stock	Capital	Earnings	Income (Loss)	ESOP	Stock	Interests	Equity
Balance January 2, 2010	$230.9	$126.7	$2,295.5	$(76.5)	$(80.8)	$(509.7)	$25.4	$2,011.5
Comprehensive income:
Net (loss)/earnings			(62.8)				0.6	(62.2)
Currency translation adjustment and other				(272.4)				(272.4)
Cash flow hedge, net of tax				(37.8)				(37.8)
Change in pension				2.3				2.3

Total comprehensive income (loss)			(62.8)	(307.9)			0.6	(370.1)
Cash dividends declared — $0.66 per share			(81.2)					(81.2)
Equity purchase contracts - stock issuance	12.9	307.1						320.0
Issuance of common stock		(18.6)				56.1		37.5
Black & Decker consideration paid	196.9	4,458.9				0.4		4,656.2
Repurchase of common stock (36,931 shares)						(2.2)		(2.2)
Non-controlling interest buyout		0.7					(0.7)	—
Settlement of equity option		1.7				(1.7)		—
Other, stock-based compensation related		49.9						49.9
Tax benefit related to stock options exercised		8.7						8.7
ESOP and related tax benefit			1.0		3.2			4.2

Balance July 3, 2010	$440.7	$4,935.1	$2,152.5	$(384.4)	$(77.6)	$(457.1)	$25.3	$6,634.5

				Accumulated
		Additional		Other
	Common	Paid In	Retained	Comprehensive		Treasury	Non-controlling	Shareowners’
	Stock	Capital	Earnings	Income (Loss)	ESOP	Stock	Interests	Equity
Balance January 3, 2009	$230.9	$91.5	$2,199.9	$(152.0)	$(87.2)	$(576.8)	$18.5	$1,724.8
Comprehensive income:
Net earnings			107.2				1.9	109.1
Less: Redeemable interest reclassified to liabilities							(0.2)	(0.2)
Currency translation adjustment and other				38.4				38.4
Cash flow hedge, net of tax				(4.4)				(4.4)
Change in pension				(5.7)				(5.7)

Total comprehensive income			107.2	28.3			1.7	137.2
Cash dividends declared — $0.64 per share			(50.6)					(50.6)
Issuance of common stock			(8.7)			16.3		7.6
Repurchase of common stock (23,344 shares)						(0.7)		(0.7)
Premium paid on equity option		(16.4)						(16.4)
Other, stock-based compensation related		9.0						9.0
Formation of a joint venture							4.0	4.0
Tax effect related to stock options exercised		0.8						0.8
ESOP and related tax benefit			1.0		3.2			4.2

Balance July 4, 2009	$230.9	$84.9	$2,248.8	$(123.7)	$(84.0)	$(561.2)	$24.2	$1,819.9

See notes to condensed consolidated financial statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 3, 2010
A. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. Operating results for the three and six months ended July 3, 2010, are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in The Stanley Works and Subsidiaries’ (collectively, the “Company”) Form 10-K for the year ended January 2, 2010.
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
Other comprehensive income (loss) for the six month periods ended July 3, 2010 and July 4, 2009 is presented in the Consolidated Statements of Changes in Shareowners’ Equity. Other comprehensive income (loss) for the three month periods ended July 3, 2010 and July 4, 2009 was $(220.5) million and $119.6 million, respectively.
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
In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” This ASU eliminates the concept of a “qualifying special-purpose entity,” replaces the quantitative approach for determining which enterprise has a controlling financial interest in a variable interest entity with a qualitative approach focused on identifying which enterprise has a controlling financial interest through the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. Additionally, this ASU requires enhanced disclosures that provide users of financial statements with more information about an enterprise’s involvement in a variable interest entity. The adoption of the ASU did not have a significant impact on the consolidated financial statements.
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
C. Earnings Per Share
The following table reconciles the weighted-average shares outstanding used to calculate basic and diluted earnings per share for the three months and six months ended July 3, 2010 and July 4, 2009:

	Second Quarter		Year to Date
	2010	2009	2010	2009
Numerator (in millions):
Net Earnings (Loss) Attributable to Stanley Black & Decker, Inc.	$45.8	$69.5	$(62.8)	$107.2
Less earnings (loss) attributable to participating RSUs	0.2	0.1	(0.1)	0.2

Net Earnings (Loss)— basic	$45.6	$69.4	$(62.7)	$107.0

Net Earnings (Loss) — dilutive	$45.8	$69.5	$(62.8)	$107.2

Denominator (in thousands):
Basic earnings per share — weighted average shares	162,847	79,327	129,163	79,220
Dilutive effect of stock options and awards	3,237	417	—	371

Diluted earnings per share — Weighted-average shares	166,084	79,744	129,163	79,591

Earnings per share of common stock:
Basic	$0.28	$0.88	$(0.49)	$1.35

Diluted	$0.28	$0.87	$(0.49)	$1.35

In connection with the Merger, the Company issued 78.5 million shares, 5.8 million options and 0.4 million restricted stock awards and restricted stock units to former Black & Decker shareowners and employees. These outstanding shares and equity awards were fully included in the calculation of weighted-average shares outstanding for the three months ended July 3, 2010. The impact of the outstanding shares and equity awards associated with the merger was included in the calculation of weighted average shares outstanding from the merger date to July 3, 2010 in the year-to-date calculation. The weighted average impact of these shares in future year-to-date periods during 2010 will result in an increase in the weighted average shares outstanding from those reported for the six months ended July 3, 2010.
The following weighted-average stock options, restricted shares and awards, other equity awards, and warrants were outstanding during the three and six months ended July 3, 2010 and July 4, 2009, but were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	Second Quarter		Year to Date
	2010	2009	2010		2009
Number of stock options	3,473	4,627	3,804	(a)	4,726
Number of restricted shares and awards	—	—	671	(a)	—
Number of equity awards	—	—	136	(a)	—
Number of stock warrants	4,939	4,939	4,939		4,939
Number of Equity Purchase Contracts	3,887	5,889	4,750		5,887

a)	Of these excluded shares, 1.6 million stock options, 0.7 million restricted shares and awards, and 0.1 million of other equity awards were anti-dilutive because of the Company’s net loss for the year to date period.

As more fully disclosed in Note H, Long -Term Debt, on May 17, 2010, the Company issued 5.2 million shares in conjunction with the Equity Purchase Contracts, whose holders were required to purchase common stock for $320.0 million cash. Prior to the May 17, 2010 settlement date, these shares were anti-dilutive as reported in the table above.
The Equity Purchase Contracts were not dilutive at any time prior to their maturity in May 2010 because the holders were required to pay the Company the higher of approximately $54.17 or then market price. Additionally, the Company has Convertible Notes outstanding which result in the Company delivering shares of common stock in May 2012. As of July 3, 2010 and July 4, 2009, there were no shares related to the Convertible Notes included in the calculation of diluted earnings per share because the effect of these conversion options was not dilutive. The Company intends to net share settle the conversion value, if any, of these Convertible Notes at their maturity in May 2012. Furthermore, there is a convertible notes hedge in place which would fully offset any such shares that may be delivered pertaining to the Convertible Notes. These Convertible Notes as well as the related Equity Purchase Contracts and convertible notes hedge are discussed more fully in Note H, Long-Term Debt and Financing Arrangements of this Form 10-Q, as well as in Note H, Long-Term Debt and Financing Arrangements of The Stanley Works Form 10-K for the year ended January 2, 2010.
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
The purpose of the program is to provide liquidity to the Company. The Company accounts for these transfers as sales under Accounting Standards Codification (“ASC”) 860 “Transfers and Servicing”. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred purchase price receivable. At July 3, 2010, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.
As of July 3, 2010 and January 2, 2010, $33.5 million and $35.2 million of net receivables were derecognized. Net receivables sold amounted to $136.0 million and $246.0 million for the three and six months ended July 3, 2010, respectively. These sales resulted in a pre-tax loss of $0.4 million and $0.7 million for the three and six months ended July 3, 2010, respectively. Cash flows related to new transfers, collections of previously sold receivables, including deferred purchase price receivables, and all fees are settled one month in arrears, and netted to a $2.0 million payment from the Purchaser for the three months ended July 3, 2010 and a $1.7 million payment to the Purchaser for the six months ended July 3, 2010. Servicing fees amounted to $0.1 million and $0.2 million for the three and six months ended July 3, 2010. The Company’s risk of loss following the sale of the receivables is limited to the deferred purchase price, which was $17.7 million at January 2, 2010 and $27.6 million at July 3, 2010. The deferred purchase price receivable will be repaid in cash as receivables are collected, generally within 30 days, and as such the carrying value of the receivable recorded approximates fair value. Delinquencies and credit losses on receivables sold in 2010 were $0.1 million and $0.2 million for the three and six months ended July 3, 2010, respectively. Cash inflows related to the deferred purchase price receivable totaled $49.7 million and $85.7 million for the three and six months ended July 3, 2010, respectively. All cash flows under the program are reported as a component of changes in working capital within operating activities in the condensed consolidated statement of cash flows since all the cash from the Purchaser is either: 1) received upon the initial sale of the receivable; or 2) from the ultimate collection of the underlying receivables and the underlying receivables are not subject to significant risks, other than credit risk, given their short term nature.
E. Inventories
The components of inventories at July 3, 2010 and January 2, 2010 are as follows (in millions):

	2010	2009
Finished products	$968.2	$252.8
Work in process	114.2	49.0
Raw materials	212.8	64.4

Total inventories	$1,295.2	$366.2

As more fully disclosed in Note F, Merger and Acquisitions, in connection with the Merger, the Company acquired inventory with a fair value of $1.068 billion which included a non-cash inventory step-up of $170.5 million. For the three and six months ended July 3, 2010, $117.7 million and $159.3 million, respectively, of this inventory step-up was amortized and recognized as cost of sales in the consolidated statement of operations as the acquired inventory was sold.
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
Based on the closing price of Stanley common stock on the merger date, the consideration received by Black & Decker shareholders in the Merger had a value of approximately $4.657 billion as detailed below.

	Conversion
(in millions)	Calculation	Fair Value
Black & Decker common stock outstanding as of the merger date	61.571
Multiplied by Stanley’s stock price as of the merger date multiplied by the exchange ratio of 1.275 ($57.86 * 1.275)	$73.77	$4,542.2

Fair value of the vested and unvested stock options pertaining to pre-merger service issued to replace existing grants at closing (a)		91.7
Fair value of unvested restricted stock and restricted stock units pertaining to pre-merger service issued to replace existing grants at closing (a)		12.2
Other vested equity awards (a)		10.1
Cash paid to settle fractional shares		0.3

Total fair value of consideration transferred		$4,656.5

(a)	As part of the Merger the Company exchanged the pre-merger equity awards of Black & Decker for Stanley Black & Decker equity awards. Under ASC 805, the fair value of vested options and the earned portion of unvested options, restricted stock awards and restricted stock units are recognized as consideration paid. The remaining value relating to the unvested and unearned options, restricted stock awards and restricted stock units will be recognized as future stock-based compensation. The allocation of the pre-merger equity awards between consideration paid and future stock-based compensation is as follows (in millions):

		Fair value
		Recognized as	Fair Value to be
	Number of	Consideration	Recognized as Future
Award type	Awards	Paid	Compensation Cost
Stock options	5.8	$91.7	$14.1
Restricted stock units and awards	0.4	12.2	12.8
Other vested equity awards	0.2	10.1	—

Total	6.4	$114.0	$26.9

The following assumptions were used for the Black-Scholes valuation of the pre-merger Black & Decker stock options in the determination of consideration paid:

Stock price	$57.86
Post conversion strike price	$23.53 – $74.11
Average expected volatility	32%
Dividend yield	0.7%
Weighted-average risk-free interest rate	1.4%
Weighted-average expected term	2.9 years
Weighted-average fair value per option	$18.72
The expected volatility is based on two equally weighted components: the first component is the average historical volatility which is based on daily observations and duration consistent with the expected life assumption; the second component is the market implied volatility of traded options. The average expected term of the option is based on historical employee stock option exercise behavior as well as the remaining contractual exercise term. The risk-free interest rate is based on U.S. treasury securities with maturities equal to the expected life of the option. The fair value of restricted stock and restricted stock units and other vested equity awards was $57.86 per share. Total compensation expense recognized during the three and six months ended July 3, 2010 for the options, restricted stock, and restricted stock awards that were assumed as part of the Merger was $2.8 million and $3.3 million, respectively.
The transaction has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed be recognized at their fair values as of the merger date. The following table summarizes the estimated fair values of major assets acquired and liabilities assumed as part of the Merger:

(Millions of Dollars)	2010
Cash	$949.4
Accounts and notes receivable	907.2
Inventory	1,068.5
Prepaid expenses and other current assets	305.5
Property, plant and equipment	552.1
Trade names	1,505.5
Customer relationships	387.7
Licenses, technology and patents	112.3
Other assets	197.1
Short-term borrowings	(175.0)
Accounts payable	(479.2)
Accrued expenses and other current liabilities	(877.6)
Long-term debt	(1,657.1)
Post-retirement benefits	(762.6)
Deferred taxes	(301.1)
Other liabilities	(424.1)

Total identifiable net assets	$1,308.6
Goodwill	3,347.9

Total consideration transferred	$4,656.5

As of the merger date, the expected fair value of accounts receivable approximated the historical cost. The gross contractual receivable was $951.7 million, of which $44.5 million is not expected to be collectable.
The amount allocated to trade names includes $1.362 billion for indefinite-lived trade names. The weighted average useful lives assigned to the finite-lived intangible assets are trade names — 14 years; customer relationships — 15 years; and licenses, technology and patents — 12 years.
Black & Decker has three primary areas of contingent liabilities: environmental, risk insurance (predominantly product liability and workers compensation) and uncertain tax liabilities. Additionally, Black & Decker is involved in various lawsuits in the ordinary course of business, including litigation and administrative proceedings involving commercial disputes and employment matters. Some of these lawsuits include claims for punitive as well as compensatory damages. The majority of the contingent liabilities will ultimately be recorded at fair value in purchase accounting, aside from those pertaining to uncertainty in income taxes which are an exception to the fair value basis of accounting; however certain environmental matters that are inherently legal contingencies in nature are recorded at the probable and estimable amount.
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined business, assembled workforce, and the going concern nature of Black & Decker. It is estimated that $167.7 million of goodwill, relating to Black & Decker’s pre-merger historical tax basis, will be deductible for tax purposes.
The purchase price allocation for Black & Decker is preliminary and adjustments will continue to be made during the measurement period. The measurement period adjustments recorded in the second quarter of 2010 did not have a significant impact on the Company’s consolidated statements of operations, balance sheet, or cash flows. The additional purchase price adjustments that are anticipated pertain to the following, among other, items.
•	Intangible assets – pending finalization of the valuation efforts for acquired intangible assets (principally relating to the corollary impact associated with the finalization of other purchase accounting adjustments).

•	Property, plant and equipment – completion of the physical observation of property, plant and equipment and valuation efforts to determine their fair value.

•	Environmental remediation liabilities – completion of the assessment of these matters.

•	Pension, postretirement and other post employment benefits — actuarial valuations have been completed for the most significant pension, postretirement and post-employment benefit plans. Actuarial valuations as of the merger date will be obtained for certain additional plans.

•	Tax liabilities relating to the repatriation of unremitted earnings — As of December 31, 2009 Black & Decker had not provided for income taxes on unremitted earnings of approximately $2.1 billion from its international subsidiaries. Concurrent with the Merger the Company has made a determination to repatriate certain of these funds, making such amounts subject to both U.S. income and foreign withholding taxes. The Company is in the process of determining the tax consequence of such repatriation in accordance with ASC 740-30 and therefore no tax liability has currently been provided.

•	Income tax contingencies and other income tax assets and liabilities – completion of the assessment of these matters.
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
The Company has performed a preliminary allocation of goodwill by reportable segment, which will change based upon both the finalization of goodwill and refinement of the allocation methodology.
OTHER 2010 ACQUISITIONS
In March 2010, the Company completed the acquisition of Stanley Solutions de Sécurité (“SSDS”) (formerly known as ADT France) for $8.0 million, net of cash acquired. SSDS is a leading provider of security services, primarily for commercial businesses located in France. SSDS has been consolidated into the Company’s Security segment. This acquisition gives the Company the leading market share in France and expands the Company’s security footprint in Europe. During the second quarter of 2010, the Company completed three minor acquisitions, relating to the Company’s Industrial segment and the Company’s convergent security solutions business, for a combined purchase price of $16.5 million. The purchase accounting for these 2010 acquisitions is preliminary, principally with respect to finalization of intangible asset valuations, contingencies, deferred taxes, and certain other items.

ACTUAL AND PRO FORMA IMPACT OF THE MERGER AND ACQUISITION OF SSDS
The following table presents information for Black & Decker and SSDS that is included in the Company’s consolidated statement of operations from the merger and acquisition dates through July 3, 2010 (in millions):

	Second Quarter		Year to Date
	2010		2010
Net sales	$1,373.0		$1,710.6
Loss attributable to Black & Decker and SSDS	$(112.2	)(A)	$(248.0	)(A)

(A)	The net loss attributable to Black & Decker and SSDS includes amortization of inventory step-up, restructuring charges and other merger related items.
The following table presents supplemental pro forma information as if the Merger and acquisition had occurred on January 3, 2010 for the six months ended July 3, 2010. The comparative 2009 columns were prepared as if the Merger and acquisition had occurred on January 2, 2009 for the three and six months ended July 4, 2009. As such, both years presented include merger and acquisition related charges. The pro forma consolidated results are not necessarily indicative of what the Company’s consolidated net earnings would have been had the Company completed the Merger and acquisition on January 3, 2010, or January 2, 2009. In addition the pro forma consolidated results do not purport to project the future results of the combined Company nor do they reflect the expected realization of any cost savings associated with the Merger and acquisition.

	Second Quarter	Year to Date
(Millions of Dollars, except per share amounts)	2009	2010	2009
Net Sales	$2,156.3	$4,587.6	$4,188.6
Net loss attributable to Stanley Black & Decker and SSDS	$(8.4)	$(48.2)	$(217.2)
Diluted loss per share	$(0.05)	$(0.30)	$(1.38)
2010 Pro Forma Results – Year to date
The 2010 pro forma results were calculated by combining the results of Stanley Black & Decker with Black & Decker’s stand-alone results from January 3, 2010 through March 12, 2010 and SSDS results from January 3, 2010 through March 9, 2010. Additionally the following adjustments were made to account for certain costs which would have been incurred during this pre-acquisition period.
•	Elimination of historical Black & Decker intangible asset amortization expense and the addition of intangible asset amortization expense related to intangibles valued as part of the Merger that would have been incurred from January 3, 2010 to March 12, 2010.

•	Additional expense for the inventory step-up which would have been amortized as the corresponding inventory was sold.

•	Reduced interest expense for the debt fair value adjustment which would have been amortized from January 3, 2010 to March 12, 2010.

•	Additional depreciation related to property, plant and equipment fair value adjustments that would have been expensed from January 3, 2010 to March 12, 2010.

•	The modifications above were adjusted for the applicable tax impact.
2009 Pro Forma Results – Year to date and Second Quarter
The 2009 pro forma results were calculated by taking the historical financial results of The Stanley Works and adding the historical results of Black & Decker and SSDS. Additionally the following adjustments were made to account for certain costs that would have been incurred in 2009 had the Merger and acquisition of SSDS occurred on January 2, 2009.

•	Elimination of historical Black & Decker and SSDS intangible asset amortization expense and addition of intangible asset amortization expense relating to intangibles valued as part of the Merger and acquisition of SSDS.

•	Added expense for the inventory step-up which would have been amortized as the corresponding inventory was sold.

•	Added the costs that were incurred to consummate the Merger and acquisition of SSDS during 2010.

•	Added the Merger and acquisition-related restructuring charges which were incurred during 2010.

•	Added compensation expense for Merger-related equity awards granted to key executives.

•	Added depreciation expense related to property, plant, and equipment fair value adjustments.

•	Reduced interest expense for the debt fair value adjustment which would have been amortized during 2009.

•	The modifications above were adjusted for the applicable tax impact.
G. Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by segment are as follows (in millions):

	Construction
	& DIY	Industrial	Security	Total
Balance as of January 2, 2010	$206.6	$367.8	$1,244.0	$1,818.4
Goodwill associated with Black & Decker merger	2,544.9	405.8	397.2	3,347.9
Goodwill associated with other 2010 acquisitions	—	5.6	14.1	19.7
Foreign currency translation and other	(77.1)	(42.0)	(27.7)	(146.8)

Balance as of July 3, 2010	$2,674.4	$737.2	$1,627.6	$5,039.2

The amount of goodwill associated with the Merger is subject to change based upon the allocation of the consideration transferred to the assets acquired and liabilities assumed from Black & Decker (See Note F, Merger and Acquisitions). The Company has performed a preliminary allocation of goodwill by reportable segment which will change based upon both the finalization of goodwill and refinement of the allocation methodology.
Intangible Assets
Intangible assets with definite lives at July 3, 2010 and January 2, 2010 were as follows (in millions):

	2010		2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized Intangible Assets — Definite lives
Patents and copyrights	$54.0	$(37.4)	$53.1	$(38.7)
Trade names	203.7	(43.5)	61.6	(35.1)
Customer relationships	1,045.2	(309.7)	680.5	(267.1)
Other intangible assets	168.6	(47.9)	58.0	(40.5)

Total	$1,471.5	$(438.5)	$853.2	$(381.4)

Total indefinite-lived trade names are $1.639 billion at July 3, 2010 and $304.6 million at January 2, 2010. This increase is attributable to the Merger.

Aggregate intangible assets amortization expense by segment is as follows (in millions):

	Second Quarter		Year to Date
	2010	2009	2010	2009
CDIY	$9.2	$0.7	$11.8	$1.2
Industrial	4.8	1.2	7.2	2.3
Security	24.8	23.6	47.1	47.7

Total	$38.8	$25.5	$66.1	$51.2

Future amortization expense for the next five years amounts to $76.9 million for the second half of 2010, $136.9 million for 2011, $130.0 million for 2012, $118.3 million for 2013, and $106.8 million for 2014.
H. Long-Term Debt and Financing Arrangements
At July 3, 2010 and January 2, 2010, short-term borrowings are as follows (in millions):

	2010	2009
Commercial paper program	$340.3	$87.0
Other short-term borrowings	3.6	3.4

Total	$343.9	$90.4

On March 12, 2010, the Company amended its $800.0 million committed credit facility to include adjustments to the interest coverage ratio covenant for restructuring and merger-related items resulting from the Merger. The Company also entered into a $700.0 million, 364-day revolving credit facility effective March 12, 2010. The credit facilities are designated as a liquidity back-stop for the Company’s commercial paper program which was increased on March 12, 2010 to $1.5 billion. These changes to the Company’s short-term borrowing capacity were related to the Merger.
At July 3, 2010 and January 2, 2010, long-term debt is as follows (in millions):

	Interest Rate	2010	2009
Notes payable due 2010	5.00%	$—	$200.0
Notes payable due 2011	7.13%	420.1	—
Notes payable due 2012	4.90%	208.6	206.3
Convertible notes payable due in 2012	3 month LIBOR less 3.50%	299.8	294.5
Notes payable due 2013	6.15%	259.8	253.1
Notes payable due 2014	4.75%	313.5	—
Notes payable due 2014	8.95%	413.6	—
Notes payable due 2016	5.75%	326.2	—
Notes payable due 2028	7.05%	169.1	—
Notes payable due 2045 (subordinated)	5.90%	312.7	312.7
Other loans through 2015	0.00% – 6.60%	22.7	26.1

Total long-term debt, including current maturities		$2,746.1	$1,292.7
Current maturities of long-term debt		427.4	208.0

Long-term debt		$2,318.7	$1,084.7

The Company acquired $1.832 billion of total debt in connection with the Merger which includes $157.1 million to increase the debt balance to its estimated fair value. Principal amounts and maturities of the notes acquired in the Merger are: $400.0 million due in 2011, $300.0 million due in 2014, $350.0 million due in 2014, $300.0 million due in 2016 and $150.0 million due in 2028. The Company also assumed $175.0 million of other short-term borrowings in the Merger. This $175.0 million of short-term borrowings was repaid in April 2010 with the proceeds from additional commercial paper borrowings. The Company executed a full and unconditional guarantee of the existing debt of The Black & Decker Corporation and Black & Decker Holdings, LLC (this guarantee is applicable to all of the Black & Decker outstanding notes payable), and Black & Decker executed a full and unconditional guarantee of the existing debt of the Company, excluding the Company’s Junior Subordinated Debt, including for payments of principal and interest and as such these notes rank equally in priority with the Company’s unsecured and unsubordinated debt. Refer to Note U, Parent and Subsidiary Debt Guarantees, for additional information pertaining to these debt guarantees. Aggregate annual principal maturities of long-term debt for each of the years from 2010 to 2014 are $6.4 million, $406.0 million, $523.7 million, $253.2 million, $653.4 million, respectively and $762.7 million thereafter.

These debt maturities represent the principal amounts to be paid and accordingly exclude the remaining $142.5 million of unamortized debt fair value adjustment as of July 3, 2010 which increased the Black & Decker debt, as well as $18.4 million of fair value adjustments and unamortized interest rate swap termination gains as described in Note I, Derivative Financial Instruments. These amounts are partially offset by $20.2 million of remaining accretion on the Stanley Convertible Note as of July 3, 2010 that will gradually increase the debt to its $320.0 million principal amount due in May 2012 as discussed further in Note H, Long-Term Debt and Financing Arrangements of The Stanley Works Annual Report on Form 10-K for the fiscal year ended January 2, 2010.
On May 6, 2009, the Company repurchased $103.0 million of its Junior Subordinated Debt Securities for $58.7 million in cash. The pre-tax gain recorded associated with this extinguishment was $43.8 million, and the principal balance of the debt after this extinguishment at January 2, 2010 and July 3, 2010 was $312.7 million.
Equity Units: The terms of the Company’s Equity Units, including the Convertible Notes and Equity Purchase Contracts are more fully described in Note H, Long-Term Debt and Financing Arrangements, in The Stanley Works 2009 Annual Report on Form 10-K for further information.
Convertible Notes: In May 2010, the Company completed the contractually required remarketing of the $320.0 million of Convertible Notes. Holders of $8.7 million of the Convertible Notes elected to participate in the remarketing. Following the remarketing, the Convertible Notes will bear interest at an annual rate of 3-month LIBOR minus 3.5%, reset quarterly (but not less than zero).
Equity Purchase Contracts: Pursuant to the terms of the Equity Purchase Contracts element of the Equity Units, the Company received $320.0 million in cash proceeds on May 17, 2010 when the holders of the Equity Units satisfied their obligation to purchase shares of Stanley Black & Decker common stock. There were 5,180,776 common shares issued at $61.77 per share.
I. Derivative Financial Instruments
The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates, stock prices and commodity prices. As part of the Company’s risk management program, a variety of financial instruments such as interest rate swaps, currency swaps, purchased currency options, foreign exchange contracts and commodity contracts, are used to mitigate interest rate exposure, foreign currency exposure and commodity price exposure.
Financial instruments are not utilized for speculative purposes. If the Company elects to do so and if the instrument meets the criteria specified in ASC 815, management designates its derivative instruments as cash flow hedges, fair value hedges or net investment hedges.
In the first quarter of 2010, the Company acquired a portfolio of derivative financial instruments in conjunction with the Merger, which Black & Decker entered into in the ordinary course of business. At the March 12, 2010 merger date, the Company established its intent for each derivative. The Company terminated all outstanding interest rate swaps and foreign currency forwards hedging future purchases of inventory denominated in a foreign currency. For other foreign currency forwards and commodity derivatives, the Company elected to leave the instruments in place as an economic hedge only and account for them as undesignated. Net investment hedges were re-designated.
A summary of the fair value of the Company’s derivatives recorded in the Consolidated Balance Sheets are as follows (in millions):

	Balance Sheet			Balance Sheet
	Classification	7/3/10	1/2/10	Classification	7/3/10	1/2/10
Derivatives designated as hedging instruments:
Interest Rate Contracts Cash Flow	Other current assets	$—	$—	Accrued expenses	$24.2	$2.2
	LT other assets	—	7.3	LT other liabilities	29.7	—
Interest Rate Contracts Fair Value	Other current assets	5.9	4.5	Accrued expenses	—	—
	LT other assets	8.1	0.1	LT other liabilities	—	2.7
Foreign Exchange Contracts Cash Flow	Other current assets	6.1	0.1	Accrued expenses	9.1	31.2
	LT other assets	1.7	—	LT other liabilities	0.3	—
Net Investment Hedge	Other current assets	94.9	—	Accrued expenses	—	29.1

		$116.7	$12.0		$63.3	$65.2

Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$12.8	$18.5	Accrued expenses	$101.6	$19.5
	LT other assets	—	2.8	LT other liabilities	8.9	—

		$12.8	$21.3		$110.5	$19.5

The counterparties to all of the Company’s derivative financial instruments are major international financial institutions. The Company is exposed to credit risk for net exchanges under these agreements, but not for the notional amounts. The credit risk is limited to the asset amounts noted above. The Company limits its exposure and concentration of risk by contracting with diverse financial institutions and does not anticipate non-performance by any of its counterparties. Further, as more fully discussed in Note M, Fair Value Measurements, the Company considers non-performance risk of its counterparties at each reporting period and adjusts the carrying value of these assets accordingly. The risk of default is considered remote.
During the six months ended July 3, 2010, significant cash flows related to derivatives included net cash paid of $22.4 million on matured foreign exchange contracts and currency swaps. The Company also received $30.2 million in March 2010 from the termination of $325.0 million notional of fixed to variable interest rate swaps. In the first quarter of 2009, significant cash flows related to derivatives included a cash payment of $10.5 million on a Great Britain pound currency swap maturity.
CASH FLOW HEDGES There was a $33.0 million after-tax loss and a $4.8 million after-tax gain reported for cash flow hedge effectiveness in Accumulated other comprehensive income as of July 3, 2010 and January 2, 2010, respectively. A gain of $0.1 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next 12 months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies through the maturity dates. The tables below detail pre-tax amounts reclassified from Accumulated other comprehensive income into earnings for active derivative financial instruments during the periods in which the underlying hedged transactions affected earnings for the six months ended July 3, 2010 and July 4, 2009 (in millions).

		Classification of	Gain (Loss)	Gain (Loss)
		Gain (Loss)	Reclassified from	Recognized in
	Gain (Loss)	Reclassified from	OCI to Income	Income
Year to date 2010	Recorded in OCI	OCI to Income	(Effective Portion)	(Ineffective Portion*)
Interest Rate Contracts	$(61.3)	Interest expense	$(1.6)	$—
Foreign Exchange Contracts	$(0.4)	Cost of sales	$0.3	$—
	$21.5	Other, net	$22.4	$—

		Classification of	Gain (Loss)	Gain (Loss)
		Gain (Loss)	Reclassified from	Recognized in
	Gain (Loss)	Reclassified from	OCI to Income	Income
Year to date 2009	Recorded in OCI	OCI to Income	(Effective Portion)	(Ineffective Portion*)
Interest Rate Contracts	$(0.1)	Interest expense	$(2.3)	$—
Foreign Exchange Contracts	$—	Cost of sales	$3.9	$—
	$(4.3)	Other, net	$(0.2)	$—

*	Includes ineffective portion and amount excluded from effectiveness testing.
For the second quarter and first six months of 2010, the hedged items’ impact to the income statement was a loss of $11.8 million and $21.2 million, respectively, in Other, net and a loss of approximately $0.3 million, for both periods in Cost of sales. For the second quarter and first six months of 2009, the hedged items’ impact to the income statement was a gain of $6.1 million and $0.9 million, respectively, in Other, net and a loss of approximately $1.0 million and $3.9 million, respectively, in Cost of sales. There was no impact related to the interest rate contracts’ hedged items for any period presented. The impact of de-designated hedges was immaterial for the second quarter and first six months of 2010. The impact of de-designated hedges was a pre-tax loss of $0.2 million and $0.8 million for the second quarter and first six months of 2009, respectively.
For the second quarter and first six months of 2010, after-tax gains of $7.1 million and $12.6 million, respectively, were reclassified from Accumulated other comprehensive income into earnings (inclusive of the gain/loss amortization on terminated derivative financial instruments) during the periods in which the underlying hedged transactions affected earnings. For the second quarter and first six months of 2009, an after-tax loss of $5.4 million and an after-tax gain of $1.8 million, respectively, were reclassified from Accumulated other comprehensive income into earnings during the periods in which the underlying hedged transactions affected earnings.
Interest Rate Contracts
The Company enters into interest rate swap agreements in order to obtain the lowest cost source of funds within a targeted range of variable to fixed-rate debt proportions. At July 3, 2010, the Company had $800.0 million of forward starting swaps outstanding fixing the interest rate on the expected refinancing of debt in 2011 and 2012. At January 2, 2010, the Company had outstanding contracts fixing the interest rate on its $320.0 million floating rate convertible notes and $400.0 million of forward starting swaps outstanding fixing the interest rate on the expected refinancing of debt in 2012.
Foreign Currency Contracts
Forward contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from non-United States dollar subsidiaries which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases of inventory. Gains and losses reclassified from Accumulated other comprehensive income for the effective and ineffective portions of the hedge as well as any amounts excluded from effectiveness testing are recorded in Cost of sales. At July 3, 2010, the notional value of the forward currency contracts outstanding was $107.0 million, of which $26.0 million has been de-designated, maturing at various dates through 2011. As of January 2, 2010, there were no outstanding hedge contracts.
Currency swaps: The Company and its subsidiaries have entered into various inter-company transactions whereby the notional values are denominated in currencies other than the functional currencies of the party executing the trade. In order to better match the cash flows of its inter-company obligations with cash flows from operations, the Company enters into currency swaps. The notional value of the currency swaps used to hedge the exposure was $150.0 million on both July 3, 2010 and January 2, 2010. These contracts mature in November 2010.
Purchased Option Contracts: The Company and its subsidiaries have entered into various inter-company transactions whereby the notional values are denominated in currencies other than the functional currencies of the party executing the trade. In order to better match the cash flows of its inter-company obligations with cash flows from operations, the Company enters into purchased option contracts. The U.S. dollar equivalent notional value of option contracts outstanding as of July 3, 2010 was $109.4 million, maturing at various dates through 2010 and 2011. There were no outstanding purchase option contracts as of January 2, 2010.
FAIR VALUE HEDGES
Interest Rate Risk: In an effort to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, the Company enters into interest rate swaps. The notional value of open contracts for all periods presented was $450.0 million. A summary of the fair value adjustments relating to these swaps is as follows (in millions):

	Second Quarter 2010		Year to Date 2010
Income Statement	Gain/(Loss) on	Gain /(Loss) on	Gain/(Loss) on	Gain /(Loss) on
Classification	Swaps	Borrowings	Swaps	Borrowings
Interest Expense	$6.4	$(6.4)	$6.3	$(6.3)

	Second Quarter 2009		Year to Date 2009
Income Statement	Gain/(Loss) on	Gain /(Loss) on	Gain/(Loss) on	Gain /(Loss) on
Classification	Swaps	Borrowings	Swaps	Borrowings
Interest Expense	$(7.0)	$7.0	$(5.9)	$5.9
In addition to the amounts in the table above, the net swap accruals for each period and amortization of the gains on terminated swaps are also reported in interest expense and totaled $2.9 million and $5.9 million reported as a reduction of interest expense for the second quarter and first six months of 2010, respectively, and $2.8 million and $5.8 million reported as a reduction of interest expense for the second quarter and first six months of 2009, respectively. Interest expense on the underlying debt was $6.3 million and $12.6 million for the second quarter and first six months of 2010, respectively, and $6.2 million and $12.6 million for the second quarter and first six months of 2009, respectively.

NET INVESTMENT HEDGES
Foreign Exchange Contracts: The Company utilizes net investment hedges to offset the translation adjustment arising from remeasurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive income were a gain of $22.4 million at July 3, 2010 and a loss of $11.8 million at January 2, 2010. As of July 3, 2010, the Company had foreign exchange contracts with notional values totaling $237.9 million outstanding hedging a portion of its euro denominated net investment that mature in September 2010, and $1.049 billion outstanding hedging a portion of its pound sterling denominated net investment that mature at various dates through January 2011. The Company had foreign exchange contracts mature in the second quarter of 2010 resulting in cash receipts for a gain of $15.8 million. The Company had a foreign exchange contract mature in the first quarter of 2010 resulting in a cash payment for a loss of $16.1 million. Gains and losses on net investment hedges remain in Accumulated other comprehensive income until disposal of the underlying assets. The details of the pre-tax amounts are below (in millions):

	Second Quarter 2010			Year to Date 2010
		Effective	Ineffective		Effective	Ineffective
	Amount	Portion	Portion*	Amount	Portion	Portion*
	Recorded	Recorded in	Recorded in	Recorded in	Recorded in	Recorded in
Income Statement	in OCI	Income	Income	OCI	Income	Income
Classification	Gain (Loss)	Statement	Statement	Gain (Loss)	Statement	Statement
Other, net	$35.7	$—	$—	$54.3	$—	$—

	Second Quarter 2009			Year to Date 2009
		Effective	Ineffective		Effective	Ineffective
	Amount	Portion	Portion*	Amount	Portion	Portion*
	Recorded	Recorded in	Recorded in	Recorded in	Recorded in	Recorded in
Income Statement	in OCI	Income	Income	OCI	Income	Income
Classification	Gain (Loss)	Statement	Statement	Gain (Loss)	Statement	Statement
Other, net	$(9.8)	$—	$—	$(3.0)	$—	$—

*	Includes ineffective portion and amount excluded from effectiveness testing.
UNDESIGNATED HEDGES
Foreign Exchange Contracts: Currency swaps and foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the contracts outstanding at July 3, 2010 was $2.356 billion of forward contracts and $250.5 million in currency swaps, maturing at various dates primarily through June 2011 with one in December 2014. The income statement impacts related to derivatives not designated as hedging instruments for 2010 and 2009 are as follows (in millions):

Derivatives Not		Second Quarter 2010	Year to Date 2010
Designated as		Amount of Gain (Loss)	Amount of Gain (Loss)
Hedging	Income Statement	Recorded in Income on	Recorded in Income on
Instruments under ASC 815	Classification	Derivative	Derivative
Foreign Exchange Contracts	Other, net	$(29.1)	$(32.9)
	Cost of Sales	$2.2	$2.7

Derivatives Not		Second Quarter 2009	Year to Date 2009
Designated as		Amount of Gain (Loss)	Amount of Gain (Loss)
Hedging	Income Statement	Recorded in Income on	Recorded in Income on
Instruments under ASC 815	Classification	Derivative	Derivative
Foreign Exchange Contracts	Other, net	$(7.0)	$(4.8)

Commodity Contracts: Commodity contracts are used to manage price risks related to material purchases — primarily zinc and copper — used in the manufacturing process. The objective of the contracts is to reduce the variability of cash flows associated with the forecasted purchase of these commodities. In conjunction with the Merger, the Company assumed commodity contracts with a total notional amount of 7.4 million pounds. During the second quarter of 2010, all commodity contracts matured or were terminated. No notional amounts were outstanding as of July 3, 2010. The income statement impacts related to commodity contracts not designated as hedging instruments are as follows (in millions):

Derivatives Not		Second Quarter 2010	Year to Date 2010
Designated as		Amount of Gain (Loss)	Amount of Gain (Loss)
Hedging	Income Statement	Recorded in Income on	Recorded in Income on
Instruments under ASC 815	Classification	Derivative	Derivative
Commodity Contracts	Other, net	$(1.7)	$(1.3)
J. Stock-Based Compensation
In addition to the equity awards exchanged as part of the Merger, key executives were granted stock options and restricted share units.
Stock Options: One million options were granted in conjunction with the Merger. These options will cliff vest on the third anniversary of the Merger. The fair value of each stock option was estimated on the date of grant using the Black-Scholes option pricing model. Assumptions used for the Black-Scholes valuation of these options were:

Stock price	$57.50
Option price	$57.50
Average expected volatility	30%
Dividend yield	2.3%
Risk-free interest rate	3.3%
Expected term	7 years
Fair value per option	$16.34
The expected volatility is based on two equally weighted components: the first component is the average historical volatility which is based on daily observations and duration consistent with the expected life assumption; the second component is the market implied volatility of traded options. The average expected term of the option is based on historical stock option exercise behavior as well as the remaining contractual exercise term. The risk free interest rate is based on U.S. treasury securities with maturities equal to the expected life of the option. Total compensation expense incurred during the three and six months ended July 3, 2010 for this option grant was $1.4 million and $1.6 million, respectively. Total remaining unrecognized compensation expense relating to this award is $14.7 million which will be expensed over the remaining vesting period.
Additionally, the Company expensed $1.4 million and $1.8 million, for the three and six months ended July 3, 2010, in stock-based compensation related to the options that were exchanged as part of the Merger. Refer to Note F, Merger and Acquisitions for further details.
Restricted Share Units: During March 2010, grants of restricted share units (“RSUs”) were made in connection with the Merger totaling 935,000 share units. During the second quarter of 2010, 148,478 RSUs were granted. The vast majority of the RSUs granted in 2010 vest 50% at the end of the fourth year and 50% on the fifth anniversary of the grant date. The weighted-average grant date fair value of the RSUs is $57.71 resulting in total compensation expense to be recognized of $61.2 million over the service period. During the three and six months ended July 3, 2010, $5.4 million and $27.8 million, respectively, of expense was recognized for these RSUs. Certain employees are retirement-eligible, such that under the terms of the grant they retain their awards even if they retire prior to the end of the vesting period; and consequently, such awards are expensed immediately on the grant date. Approximately $1.7 million and $23.7 million of the expense recognized during the three and six month periods ended July 3, 2010, respectively, relates to employees who were either retirement eligible at the grant date or became retirement eligible early in the vesting period. Additionally, the Company expensed $1.4 million and $1.7 million in stock-based compensation for the three and six months ended July 3, 2010, respectively, related to the RSUs that were exchanged as part of the Merger.

K. Equity Option
In January 2009, the Company purchased from financial institutions over the counter 15 month capped call options, subject to adjustments for standard anti-dilution provisions, on 3.0 million shares of its common stock for an aggregate premium of $16.4 million, or an average of $5.47 per option. The purpose of the capped call options was to reduce share price volatility on potential future share repurchases by establishing the prices at which the Company could elect to repurchase 3 million shares in the 15 month term. In accordance with ASC 815-40, the premium paid was recorded as a reduction to Shareowners’ equity. The contracts for each of the three series of options generally provided that the options could, at the Company’s election, be cash settled, physically settled or net-share settled (the default settlement method). Each series of options had various expiration dates within the month of March 2010. In August 2009, 886,629 options were terminated and in December 2009, an additional 2,000,000 options were terminated as more fully described in Note J of The Stanley Works Annual Report on Form 10-K for the fiscal year ended January 2, 2010. There were 113,371 options outstanding at January 2, 2010. Because the market price of the Company’s common stock was above the applicable upper strike price, the value per option to the Company was the difference between the applicable upper strike price and lower strike price. The remaining options were automatically exercised and net share settled in March 2010 using an average share price of $58.76 and a fair value of $1,673,265. The terminations occurred above the upper strike price, maximizing the intrinsic value of the contracts. These terminations resulted in 28,477 shares being delivered to the Company which was recorded in Shareowners’ equity.
L. Net Periodic Benefit Cost — Defined Benefit Plans
Following are the components of net periodic benefit cost for the three and six months ended July 3, 2010 and July 4, 2009 (in millions):

	Second Quarter
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2010	2009	2010	2009	2010	2009
Service cost	$5.6	$0.6	$2.8	$1.0	$0.4	$0.2
Interest cost	18.4	2.5	12.2	3.3	1.4	0.3
Expected return on plan assets	(15.7)	(1.6)	(10.9)	(3.7)	—	—
Amortization of prior service cost/(credit)	0.2	0.3	—	—	(0.1)	(0.1)
Amortization of net loss	0.5	0.7	1.0	0.6	—	0.1
Curtailment loss	—	0.5	—	—	—	—

Net periodic benefit cost	$9.0	$3.0	$5.1	$1.2	$1.7	$0.5

	Year to Date
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2010	2009	2010	2009	2010	2009
Service cost	$7.3	$1.5	$4.3	$1.7	$0.6	$0.5
Interest cost	24.8	5.0	17.7	6.4	2.0	0.7
Expected return on plan assets	(21.0)	(3.3)	(16.3)	(7.1)	—	—
Amortization of prior service cost/(credit)	0.4	0.6	—	—	(0.1)	(0.1)
Amortization of net loss	1.0	1.5	2.0	1.2	—	—
Curtailment loss	—	0.5	0.9	—	—	—

Net periodic benefit cost	$12.5	$5.8	$8.6	$2.2	$2.5	$1.1

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
Level 3 — Instruments valued using unobservable inputs.
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
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of the hierarchy levels (millions of dollars):

				Total Carrying
	Level 1	Level 2	Level 3	Value
July 3, 2010:
Money market funds	$305.9	$—	$—	$305.9
Derivative assets	$—	$129.5	$—	$129.5
Derivatives liabilities	$—	$173.8	$—	$173.8
January 2, 2010:
Money market funds	$210.8	$—	$—	$210.8
Derivative assets	$—	$33.3	$—	$33.3
Derivatives liabilities	$—	$84.7	$—	$84.7
The following table presents the fair value and the hierarchy levels for assets and liabilities that were measured at fair value on a non-recurring basis during 2010 (millions of dollars):

					Total Gains (Losses)
	July 3, 2010	Level 1	Level 2	Level 3	Second Quarter	Year to Date
Long-lived assets held and used	$24.7			$24.7	$(5.6)	$(7.8)
In accordance with the provisions of ASC 820, long-lived assets with a carrying amount of $32.5 million were written down to an expected fair value of $24.7 million during the six months ended July 3, 2010. This was a result of restructuring-related asset impairments more fully described in Note O, Restructuring and Asset Impairments. Fair value for these impaired production assets was based on the present value of discounted cash flows. This included an estimate for future cash flows as production activities are phased out as well as auction values (prices for similar assets) for assets where use has been discontinued or future cash flows are minimal.

A summary of the Company’s financial instruments carrying and fair values at July 3, 2010 and January 2, 2010 follows. Refer to Note I, Derivative Financial Instruments for more details regarding derivative financial instruments, and Note H, Long-Term Debt and Financing Arrangements, for more information regarding carrying values of the Long-term debt shown below.

	2010		2009
	Carrying	Fair	Carrying	Fair
(millions of dollars)	Value	Value	Value	Value
Assets:
Money market funds	$305.9	$305.9	$210.8	$210.8
Derivative assets	$129.5	$129.5	$33.3	$33.3

Liabilities:
Derivative liabilities	$173.8	$173.8	$84.7	$84.7
Long-term debt, including current portion	$2,746.1	$2,846.3	$1,292.7	$1,282.3
The fair value of money market funds is based on quoted market prices for identical or similar assets. The fair values of derivative assets and liabilities are based on current settlement values for identical or similar assets and liabilities. The fair value of Long-term debt is based on recent third party market transactions (ie, trades of the Company’s debt) and other observable market inputs.
As discussed in Note D, Accounts and Notes Receivable, the Company has a deferred purchase price receivable related to sales of trade receivables. The deferred purchase price receivable will be repaid in cash as receivables are collected, generally within 30 days, and as such the carrying value of the receivable approximates fair value.
N. Other Costs and Expenses
Other, net is primarily comprised of intangible asset amortization expense, gains and losses on asset dispositions, certain foreign currency gains and losses, acquisition-related expenses, and environmental expense. Refer to Note G, Goodwill and Intangible Assets, for information on intangible asset amortization expense. During the three and six months ended July 3, 2010, $11.6 million and $43.7 million, respectively, was recorded to Other, net for certain investment banking fees and other transaction-related advisory consulting fees that related primarily to the Merger.
O. Restructuring and Asset Impairments
At July 3, 2010, restructuring reserves totaled $183.6 million. A summary of the restructuring reserve activity from January 2, 2010 to July 3, 2010 is as follows (in millions):

			Net
	1/2/10	Acquisitions	Additions	Usage	Currency	7/3/10
2010 Actions
Severance and related costs	$—	$—	$167.2	$(20.8)	$1.1	$147.5
Asset impairments	—	—	8.0	(8.0)	—	—
Facility closure	—	—	2.5	—	—	2.5
Other	—	—	4.3	(0.8)	—	3.5

Subtotal 2010 actions	—	—	182.0	(29.6)	1.1	153.5

Pre-2010 Actions
Severance and related costs	44.3	9.1	(0.6)	(19.8)	(4.8)	28.2
Asset impairments			(0.2)	0.2	—	—
Facility closure	1.9	—	2.0	(2.5)	—	1.4
Other	0.2	0.8	—	(0.5)	—	0.5

Subtotal Pre-2010 actions	46.4	9.9	1.2	(22.6)	(4.8)	30.1

Total	$46.4	$9.9	$183.2	$(52.2)	$(3.7)	$183.6

2010 Actions: In the first half of 2010, the Company recognized $168.6 million of restructuring charges and asset impairments associated with the Black & Decker merger and acquisition of SSDS. Of those charges, $157.6 million relates to severance charges associated with the reduction of 1,700 employees, $4.2 million relates to asset impairments, $2.5 million relates to facility closure costs, and $4.3 million represents other charges. For the three months ended July 3, 2010 the Company recognized $78.4 million of restructuring charges and asset impairments associated with the Black & Decker merger and acquisition of SSDS, of which $67.4 million relates to severance charges associated with the reduction of 1,600 employees, $4.2 million relates to asset impairments, $2.5 million relates to facility closure costs, and $4.3 million represents other charges.
In addition, the Company continued to initiate cost reduction actions in the first half of 2010 that were not associated with the Black & Decker merger and SSDS acquisition, resulting in severance and related charges of $9.6 million pertaining to the reduction of approximately 300 employees and asset impairment charges of $3.8 million. Such restructuring actions initiated in the three months ended July 3, 2010 resulted in severance charges of $5.3 million associated with the reduction of approximately 200 employees and asset impairment charges of $1.5 million.
Of the $182.0 million recognized for these 2010 actions, $29.6 million has been utilized to date, with $153.5 million of reserves remaining as of July 3, 2010, which are expected to be utilized in 2010 and 2011. Usage includes $15.0 million which ultimately will entail cash payment in a future period as it relates to a defined benefit plan for severed Black & Decker executives which is classified in Post-Retirement Benefits on the Consolidated Balance Sheet. The $182.0 million of charges recognized in the first half of 2010 includes, $94.6 million pertaining to the CDIY segment; $47.3 million pertaining to the Security segment; $2.2 million pertaining to the Industrial segment; and $37.9 million pertaining to non-operating entities.
Pre-2010 Actions: As more fully disclosed in Note O of The Stanley Works Annual Report on Form 10-K for the year ended January 2, 2009, during 2009 and 2008 the Company initiated cost reduction actions in various businesses in response to sales volume declines associated with the economic recession.
As of January 2, 2010, the reserve balance related to these pre-2010 actions totaled $46.4 million. As a result of the Merger and the acquisition of SSDS, the Company has assumed $9.9 million of restructuring reserves recorded by those companies prior to the Merger and acquisition. Utilization of the reserve balance related to Pre-2010 actions, including usage of those reserves acquired in purchase accounting, was $22.6 million in the first half of 2010. The remaining reserve balance of $30.1 million is expected to be utilized predominantly in 2010.
P. Income Taxes
The reconciliation of the U.S. federal statutory income tax to the income taxes on continuing operations for the three and six months ended July 3, 2010 and July 4, 2009 is as follows:

	Second Quarter		Year to Date
(Millions of Dollars)	2010	2009	2010	2009
Tax at statutory rate	$3.2	$34.6	($34.2)	$53.0
State income taxes, net of federal benefits	—	2.3	1.6	3.1
Difference between foreign and federal income tax	(32.2)	(10.8)	(52.0)	(16.1)
Tax accrual reserve	4.7	0.3	8.0	1.0
Operating loss with no tax benefit	4.4	—	8.8	—
Audit settlements	(35.7)	—	(35.7)	—
Dividends	5.2	—	10.3	—
Merger-related step-up amortization	5.9	—	8.4	—
Merger-related — restructuring	(0.4)	—	37.5	—
Other, net	7.9	0.3	11.8	(0.6)

Income taxes on continuing operations	$(37.0)	$26.7	$(35.5)	$40.4

The Company recognized an income tax benefit of $37.0 million and $35.5 million for the three and six months ended July 3, 2010, respectively. The income tax benefit in both the second quarter of 2010 and year-to-date period includes a benefit attributable to a favorable settlement in June of certain tax contingencies, due to a change in facts and circumstances that did not exist at the acquisition date, related to the resolution of a legacy Black & Decker income tax audit. In addition, the effective tax rate differs from the statutory rate primarily due to various non-deductible transactions and other restructuring associated with the Merger. In particular, various merger-related payments made, or to be made, were not eligible for tax benefit under IRC Section 280G. Also, certain other merger-related compensation was not eligible for tax benefit due to IRC Section 162(m) limits. Non-deductible transaction costs and other restructuring items also contributed to the tax position for the second quarter and year-to- date periods.
Refer to Note F, Merger and Acquisitions for further discussion of tax-related items arising from the Merger.
The Company is subject to the examinations of its income tax returns by the Internal Revenue Service and other taxing authorities. The final outcome of the future tax consequences of these examinations and legal proceedings, as well as the outcome of competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws, or expiration of statutes of limitation, could impact the Corporation’s financial statements. The Company is subject to the effects of these matters occurring in various jurisdictions. Accordingly, the Company has tax reserves recorded for which it is reasonably possible that the amount of the unrecognized tax benefit will increase or decrease within the next twelve months. Any such increase or decrease could have a material effect on the financial results for any particular fiscal quarter or year. However, based on the uncertainties associated with litigation and the status of examinations, including the protocols of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the impact of any such change.
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

	Second Quarter		Year to Date
	2010	2009	2010	2009
NET SALES
CDIY	$1,322.3	$324.2	$1,883.7	$627.5
Security	571.4	390.6	985.3	764.3
Industrial	471.9	204.4	758.6	440.4

Total	$2,365.6	$919.2	$3,627.6	$1,832.2

SEGMENT PROFIT
CDIY	$118.1	$36.5	$169.6	$65.3
Security	67.7	74.4	131.8	145.0
Industrial	51.8	19.3	85.1	43.8

Segment profit	237.6	130.2	386.5	254.1
Corporate overhead	(52.8)	(18.9)	(128.3)	(34.4)
Other, net	(65.1)	(31.2)	(130.0)	(61.5)
Restructuring charges and asset impairments	(85.8)	(9.9)	(183.2)	(19.0)
Gain on debt extinguishment	—	43.8	—	43.8
Interest expense	(26.8)	(16.2)	(46.1)	(33.2)
Interest income	2.2	0.9	3.4	1.6

Earnings (loss) from continuing operations before income taxes	$9.3	$98.7	$(97.7)	$151.4

The Company recorded $117.7 million and $159.3 million, respectively in cost of sales for the three and six months ended July 3, 2010 associated with the inventory step-up amortization pertaining to the sale of the Black & Decker acquired inventory which was recorded in purchase accounting at its fair value. The non-cash inventory step-up amortization reduced 2010 segment profit by $88.4 million in CDIY, $15.7 million in Security and $13.6 million in Industrial for the three months ended July 3, 2010, and $120.3 million in CDIY, $21.0 million in Security and $18.0 million in Industrial for the six months ended July 3, 2010. Additionally, for the three months ended July 3, 2010, the Company recorded $6.0 million of facility closure-related charges within the Security segment.
Corporate overhead for the three and six months ended July 3, 2010 includes $15.7 million and $64.7 million, respectively, of charges pertaining primarily to certain merger-related executive compensation and Black & Decker integration costs.
The following table is a summary of total assets by segment for the periods ended July 3, 2010 and January 2, 2010:

	2010	2009
SEGMENT ASSETS
CDIY	$6,673.3	$819.5
Security	3,355.3	2,430.9
Industrial	2,022.4	1,069.1

	12,051.0	4,319.5
Corporate assets	1,944.6	449.6

Consolidated	$13,995.6	$4,769.1

Corporate assets are primarily cash and deferred taxes.
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
In connection with the Merger, the Company assumed certain commitments and contingent liabilities. Black & Decker was involved in lawsuits in the ordinary course of business, which primarily involve claims for damages arising out of the use of Black & Decker’s products and allegations of patent and trademark infringement. Black & Decker also was involved in litigation and administrative proceedings involving employment matters, commercial disputes and income tax matters. Some of these lawsuits include claims for punitive as well as compensatory damages. Additionally, Black & Decker is a party to litigation and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Some of these assert claims for damages and liability for remedial investigations and clean-up costs with respect to sites that have never been owned or operated by Black & Decker but at which Black & Decker has been identified as a potentially responsible party. Other matters involve current and former manufacturing facilities. The Company is currently assessing the fair value of those acquired environmental and risk insurance liabilities and as such the amounts reflected in the Consolidated Balance Sheet with respect to purchase accounting is preliminary.
The Environmental Protection Agency (EPA) and the Santa Ana Regional Water Quality Control Board have each initiated administrative proceedings against Black & Decker and certain of its current or former affiliates alleging that Black & Decker and numerous other defendants are responsible to investigate and remediate alleged groundwater contamination in and adjacent to a 160-acre property located in Rialto, California. The cities of Colton and Rialto, as well as Goodrich Corporation, also initiated lawsuits against Black & Decker and certain of its former or current affiliates in the Federal District Court for California, Central District alleging similar claims that Black & Decker is liable under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), the Resource Conservation and Recovery Act, and state law for the discharge or release of hazardous substances into the environment and the contamination caused by those alleged releases. The City of Colton also has a companion case in California State court, which is currently stayed for all purposes. Certain defendants in that case have cross-claims against other defendants and have asserted claims against the State of California. The administrative proceedings and the lawsuits generally allege that West Coast Loading Corporation (“WCLC”), a defunct company that operated in Rialto between 1952 and 1957, and an as yet undefined number of other defendants are responsible for the release of per chlorate and solvents into the groundwater basin, and that Black & Decker and certain of its current or former affiliates are liable as a “successor” of WCLC. The Company believes that neither the facts nor the law support an allegation that Black & Decker is responsible for the contamination and is vigorously contesting these claims.
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
The estimated remediation costs related to this Centredale site (including the EPA’s past costs as well as costs of additional investigation, remediation, and related costs, less escrowed funds contributed by PRPs who have reached settlement agreements with the EPA), which the Company considers to be probable and reasonably estimable, range from approximately $50.5 million to $100 million, with no amount within that range representing a more likely outcome. The Company’s reserve for this environmental remediation matter of $50.5 million reflects the probability that the Company will be identified as the principal financially viable PRP upon issuance of the EPA draft Feasibility Study Report. The Company has not yet determined the extent to which it will contest the EPA’s claims with respect to this site. Further, to the extent that the Company agrees to perform or finance remedial activities at this site, it will seek participation or contribution from additional PRPs and insurance carriers. As the specific nature of the environmental remediation activities that may be mandated by the EPA at this site have not yet been determined, the ultimate remedial costs associated with the site may vary from the amount accrued by the Company at July 3, 2010.
The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of July 3, 2010 and January 2, 2010, the Company had reserves of $130.3 million and $29.7 million, respectively, primarily for remediation activities associated with Company-owned properties as well as for Superfund sites. The range of environmental remediation costs that is reasonably possible is $113 million to $221 million which is subject to change in the near term.

S. Guarantees
The Company’s financial guarantees at July 3, 2010 are as follows (in millions):

		Maximum	Liability
	Term	Potential Payment	Carrying Amount
Guarantees on the residual values of leased properties	1 - 5 years	$39.4	$—
Standby letters of credit	Up to 3 years	$54.4	$—
Commercial customer financing arrangements	Up to 6 years	$17.6	$14.1
Guarantee on the residual value of aircraft	Less than 9 years	$24.2	$—

		$135.6	$14.1

The Company has guaranteed a portion of the residual value arising from its synthetic lease and U.S. master personal property lease programs. The lease guarantees aggregate $39.4 million while the fair value of the underlying assets is estimated at $46.0 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these lease guarantees.
The Company has issued $54.4 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs.
The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors for their initial purchase of the inventory and trucks necessary to function as a distributor. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors. The gross amount guaranteed in these arrangements is $17.6 million and the $14.1 million carrying value of the guarantees issued is recorded in debt and other liabilities as appropriate in the consolidated balance sheet.
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
The changes in the carrying amount of product and service warranties for the six months ended July 3, 2010 and July 4, 2009 are as follows (in millions):

	2010	2009
Balance beginning of period	$67.4	$65.6
Warranties and guarantees issued	33.4	9.0
Liability assumed in the Merger	51.5	—
Warranty payments	(32.9)	(10.9)
Currency and other	(6.1)	1.7

Balance end of period	$113.3	$65.4

The purchase accounting fair value assessment for the assumed Black & Decker warranty reserve is preliminary.
T. Discontinued Operations
The net loss from discontinued operations totaling $1.3 million and $1.9 million for the three and six months ended July 4, 2009, respectively primarily related to the wind-down of one small divestiture and purchase price adjustments for CST/berger and other small businesses divested in 2008. There were no discontinued operations in 2010.

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
The following tables present the condensed consolidating balance sheets as of January 2, 2010 and July 3, 2010; the condensed consolidating statements of operations for the three and six months ended July 3, 2010 and July 4, 2009; and the condensed consolidating statements of cash flows for the six months ended July 3, 2010 and July 4, 2009. The condensed consolidated financial statements for the six months ended July 3, 2010 include the results of Black & Decker from the Merger date. The 2009 comparative condensed consolidating financial statements reflect only the historical Stanley business.

Stanley Black & Decker, Inc.
Condensed Consolidating Statement of Operations
(Unaudited, Millions of Dollars)
Three Months Ended July 3, 2010

	Parent	The Black &
	Stanley Black &	Decker	Non-Guarantor
	Decker, Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
NET SALES	$404.6	$—	$1,994.4	$(33.4)	$2,365.6
COSTS AND EXPENSES
Cost of sales	272.7	—	1,350.2	(26.3)	1,596.6
Selling, general and administrative	185.2	35.5	373.7	(10.2)	584.2
Other, net	53.1	(39.5)	46.0	5.5	65.1
Restructuring charges and asset impairments	54.8	2.7	28.3	—	85.8
Interest expense, net	10.8	11.6	8.2	(6.0)	24.6

	576.6	10.3	1,806.4	(37.0)	2,356.3

(Loss) earnings from continuing operations before income taxes and equity in earnings of subsidiaries	(172.0)	(10.3)	188.0	3.6	9.3
Income taxes (benefit) on continuing operations before equity in earnings of subsidiaries	(73.8)	(35.5)	72.3	—	(37.0)
Equity in earnings of subsidiaries	146.5	20.8	—	(167.3)	—

(Loss) earnings from continuing operations	48.3	46.0	115.7	(163.7)	46.3
Less: Net earnings attributable to non-controlling interests	—	—	0.5	—	0.5

NET (LOSS) EARNINGS ATTRIBUTABLE TO STANLEY BLACK & DECKER, INC.	$48.3	$46.0	$115.2	$(163.7)	$45.8

Stanley Black & Decker, Inc.
Condensed Consolidating Statement of Operations
(Unaudited, Millions of Dollars)
Six Months Ended July 3, 2010

	Parent	The Black &
	Stanley Black &	Decker	Non-Guarantor
	Decker, Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
NET SALES	$765.1	$—	$2,934.3	$(71.8)	$3,627.6
COSTS AND EXPENSES
Cost of sales	512.9	—	1,944.4	(54.6)	2,402.7
Selling, general and administrative	337.5	44.9	604.6	(20.3)	966.7
Other, net	83.6	(53.9)	91.3	9.0	130.0
Restructuring charges and asset impairments	55.0	90.2	38.0	—	183.2
Interest expense, net	23.8	14.4	8.4	(3.9)	42.7

	1,012.8	95.6	2,686.7	(69.8)	3,725.3

(Loss) earnings from continuing operations before income taxes and equity in earnings of subsidiaries	(247.7)	(95.6)	247.6	(2.0)	(97.7)
Income taxes (benefit) on continuing operations before equity in earnings of subsidiaries	(90.0)	(45.5)	100.0	—	(35.5)
Equity in earnings of subsidiaries	97.5	2.5	—	(100.0)	—

(Loss) earnings from continuing operations	(60.2)	(47.6)	147.6	(102.0)	(62.2)
Less: Net earnings attributable to non-controlling interests	—	—	0.6	—	0.6

NET (LOSS) EARNINGS ATTRIBUTABLE TO STANLEY BLACK & DECKER, INC.	$(60.2)	$(47.6)	$147.0	$(102.0)	$(62.8)

Stanley Black & Decker, Inc.
Condensed Consolidating Statement of Operations
(Unaudited, Millions of Dollars)
Three Months Ended July 4, 2009

	Parent
	Stanley Black &	Non-Guarantor
	Decker, Inc.	Subsidiaries	Eliminations	Consolidated
NET SALES	$365.2	$583.6	$(29.6)	$919.2
COSTS AND EXPENSES
Cost of sales	242.5	331.0	(20.9)	552.6
Selling, general and administrative	114.2	153.9	(12.8)	255.3
Other, net	(45.7)	27.8	5.3	(12.6)
Restructuring charges and asset impairments	5.0	4.9	—	9.9
Interest expense, net	13.9	(0.7)	2.1	15.3

	329.9	516.9	(26.3)	820.5

Earnings (loss) from continuing operations before income taxes and equity in earnings of subsidiaries	35.3	66.7	(3.3)	98.7
Income taxes on continuing operations before equity in earnings of subsidiaries	13.5	13.2	—	26.7
Equity in earnings of subsidiaries	53.5	—	(53.5)	—

Earnings (loss) from continuing operations	75.3	53.5	(56.8)	72.0
Less: Net earnings attributable to non-controlling interests	—	1.2	—	1.2

NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	75.3	52.3	(56.8)	70.8

NET EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS	—	(1.3)	—	(1.3)

NET EARNINGS (LOSS) ATTRIBUTABLE TO STANLEY BLACK & DECKER, INC.	$75.3	$51.0	$(56.8)	$69.5

Stanley Black & Decker, Inc.
Condensed Consolidating Statement of Operations
(Unaudited, Millions of Dollars)
Six Months Ended July 4, 2009

	Parent
	Stanley Black &	Non-Guarantor
	Decker, Inc.	Subsidiaries	Eliminations	Consolidated
NET SALES	$727.9	$1,166.7	$(62.4)	$1,832.2
COSTS AND EXPENSES
Cost of sales	484.3	666.4	(46.2)	1,104.5
Selling, general and administrative	223.2	310.3	(25.5)	508.0
Other, net	(37.2)	51.3	3.6	17.7
Restructuring charges and asset impairments	9.4	9.6	—	19.0
Interest expense, net	28.9	(1.5)	4.2	31.6

	708.6	1,036.1	(63.9)	1,680.8

Earnings from continuing operations before income taxes and equity in earnings of subsidiaries	19.3	130.6	1.5	151.4
Income taxes on continuing operations before equity in earnings of subsidiaries	7.4	33.0	—	40.4
Equity in earnings of subsidiaries	97.6	—	(97.6)	—

Earnings (loss) from continuing operations	109.5	97.6	(96.1)	111.0
Less: Net earnings attributable to non-controlling interests	—	1.9	—	1.9

NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	109.5	95.7	(96.1)	109.1

NET LOSS FROM DISCONTINUED OPERATIONS	—	(1.9)	—	(1.9)

NET EARNINGS (LOSS) ATTRIBUTABLE TO STANLEY BLACK & DECKER, INC.	$109.5	$93.8	$(96.1)	$107.2

Stanley Black & Decker, Inc.
Condensed Consolidating Balance Sheet
(Unaudited, Millions of Dollars)
July 3, 2010

	Parent	The Black &	Non-
	Stanley Black &	Decker	Guarantor
	Decker, Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$22.1	$3.2	$1,573.1	$—	$1,598.4
Accounts and notes receivable, net	162.7	—	1,387.3	—	1,550.0
Inventories, net	128.4	—	1,166.8	—	1,295.2
Other current assets	45.0	77.8	306.0	—	428.8

Total Current Assets	358.2	81.0	4,433.2	—	4,872.4
Property, Plant and Equipment, net	184.2	5.2	877.6	—	1,067.0
Goodwill	171.4	—	4,867.8	—	5,039.2
Other Intangible Assets, net	13.3	—	2,658.7	—	2,672.0
Investment in Subsidiary	17,032.5	10,077.0	—	(27,109.5)	—
Intercompany Receivables	311.1	4,942.3	18,456.4	(23,709.8)	—
Other Assets	33.5	28.2	283.3	—	345.0

Total Assets	$18,104.2	$15,133.7	$31,577.0	$(50,819.3)	$13,995.6

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities
Short-term borrowings	$340.2	$—	$3.7	$—	$343.9
Current maturities on long-term debt	4.2	420.2	3.0	—	427.4
Accounts payable and accrued expenses	143.5	72.5	2,087.4	—	2,303.4

Total Current Liabilities	487.9	492.7	2,094.1	—	3,074.7
Intercompany Payables	9,465.0	8,999.6	5,245.2	(23,709.8)	—
Long-Term Debt	1,092.4	1,053.3	173.0	—	2,318.7
Other Liabilities	122.2	160.3	1,685.2	—	1,967.7
Accumulated other comprehensive loss	(56.9)	(181.1)	(146.4)	—	(384.4)
Other Shareowners’ Equity	6,993.6	4,608.9	22,500.6	(27,109.5)	6,993.6
Non-controlling interests	—	—	25.3	—	25.3

Total Equity	6,936.7	4,427.8	22,379.5	(27,109.5)	6,634.5

Total Liabilities and Shareowners’ Equity	$18,104.2	$15,133.7	$31,577.0	$(50,819.3)	$13,995.6

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

Stanley Black & Decker, Inc.
Condensed Consolidating Statement of Cash Flow
(Unaudited, Millions of Dollars)
Six Months Ended July 3, 2010

	Parent	The Black &
	Stanley Black &	Decker	Non-Guarantor
	Decker, Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Cash (used in) provided by operating activities	$(283.4)	$(299.4)	$771.1	—	$188.3
Investing Activities
Capital expenditures and capitalized software	(12.2)	—	(45.0)	—	(57.2)
Business acquisitions and asset disposals	5.6	(15.0)	(8.7)	—	(18.1)
Cash acquired from Black & Decker	—	1.8	947.6	—	949.4
Intercompany payables and receivables	(4.6)	171.3	—	(166.7)	—
Other investing activities	(16.1)	45.8	—	—	29.7

Cash (used in) provided by investing activities	(27.3)	203.9	893.9	(166.7)	903.8
Financing Activities
Payments on long-term debt	(200.0)	—	(1.6)	—	(201.6)
Stock purchase contract fees	(7.7)	—	—	—	(7.7)
Net short-term borrowings	253.8	(175.0)	—	—	78.8
Cash dividends on common stock	(81.2)	(7.7)	—	—	(88.9)
Purchase of common stock from treasury	(2.2)	—	—	—	(2.2)
Proceeds from the issuance of common stock	360.9	—	—	—	360.9
Intercompany payables and receivables	—	281.4	(448.1)	166.7	—

Cash provided by (used in) financing activities	323.6	98.7	(449.7)	166.7	139.3
Effect of exchange rate changes on cash	—	—	(33.7)	—	(33.7)

Change in cash and cash equivalents	12.9	3.2	1,181.6	—	1,197.7
Cash and cash equivalents, beginning of period	9.2	—	391.5	—	400.7

Cash and Cash Equivalents, End of Period	$22.1	$3.2	$1,573.1	—	$1,598.4

Stanley Black & Decker, Inc.
Condensed Consolidating Statements of Cash Flow
(Unaudited, Millions of Dollars)
Six Months Ended July 4, 2009

	Parent
	Stanley Black &	Non-Guarantor
	Decker, Inc.	Subsidiaries	Eliminations	Consolidated
Cash (used in) provided by operating activities	$(178.8)	$250.5	$—	$71.7
Investing Activities
Capital expenditures and capitalized software	(20.0)	(26.8)	—	(46.8)
Business acquisitions and asset disposals	(6.6)	1.8	—	(4.8)
Intercompany payables and receivables	291.9	—	(291.9)	—

Cash provided by (used in) investing activities	265.3	(25.0)	(291.9)	(51.6)
Financing Activities
Payments on long-term debt	(59.3)	(2.3)	—	(61.6)
Stock purchase contract fees	(7.6)	—	—	(7.6)
Net short-term borrowings	50.5	(3.1)	—	47.4
Proceeds from issuance of common stock	7.6			7.6
Cash dividends on common stock	(50.6)	—	—	(50.6)
Purchase of common stock from treasury	(0.7)	—	—	(0.7)
Option premium	(16.4)	—	—	(16.4)
Other financing activities	—	4.0	—	4.0
Intercompany payables and receivables	—	(291.9)	291.9	—

Cash (used in) provided by financing activities	(76.5)	(293.3)	291.9	(77.9)
Effect of exchange rate changes on cash	—	2.5	—	2.5

Change in cash and cash equivalents	10.0	(65.3)	—	(55.3)
Cash and cash equivalents, beginning of period	16.5	195.1	—	211.6

Cash and Cash Equivalents, End of Period	$26.5	$129.8	$—	$156.3

V. Subsequent Event
On July 29, 2010, the Company announced the acquisition of CRC Evans Pipeline International (“CRC Evans”) for a cash purchase price of $445 million. CRC Evans is a leading global supplier of specialized tools, equipment and services for the construction, maintenance and repair of oil and gas transmission pipelines. CRC Evans, which had annual revenues of $250 million for its latest fiscal year, will be included in the Company’s industrial segment and represents an expansion of the Company’s infrastructure solutions platform. This acquisition provides the Company an entry into the oil and gas transmission infrastructure market and continues the Company’s goal of diversifying its revenue base. The Company believes this acquisition will be slightly accretive to earnings in 2010.

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
Throughout this Management’s Discussion and Analysis (“MD&A”), references to Notes refer to the notes to the (unaudited) condensed consolidated financial statements in Part 1 Item 1 of this Form 10-Q, unless otherwise indicated.
OVERVIEW
Black & Decker Merger
As discussed in Note A, on March 12, 2010, The Stanley Works completed the Merger with Black & Decker. In connection with the Merger, The Stanley Works changed its name to Stanley Black & Decker, Inc. Throughout this MD&A, references to the “Company” refer to Stanley Black & Decker, Inc., formerly known as The Stanley Works. The Company’s condensed consolidated financial statements include Black & Decker’s results of operations and cash flows from March 13, 2010.
As detailed in Item 1 Note F, Merger and Acquisitions, Black & Decker stockholders received 1.275 shares of Stanley common stock for each share of Black & Decker common stock outstanding as of the merger date. Outstanding Black & Decker equity awards (primarily stock options) were similarly exchanged for Stanley equity awards. After the exchange was completed, pre-merger Stanley shareowners retained ownership of 50.5% of the newly combined company. Based on the $57.86 closing price of Stanley common stock on March 12, 2010, the aggregate fair value of the consideration transferred to consummate the Merger was $4.657 billion.
Management believes the Merger is a transformative event bringing together two highly complimentary companies, with iconic brands and rich histories, yet with minimal market overlap. The Merger enables a global offering in both hand and power tools, among other product offerings. Management believes the value unlocked by the anticipated $350 million of annual cost synergies, expected to be achieved within three years, will help fuel future growth and cement global cost leadership. The cost synergy drivers are: business unit and regional consolidation (management, sales force and shared services integration); corporate overhead; purchasing (materials and freight); and manufacturing and distribution facility consolidation. Management expects that approximately $90 million of the cost synergies will be realized in 2010, primarily within SG&A, of which approximately $30 million was realized in the second quarter. Management estimates there will be approximately $400 million in total costs, incurred over a period of three years, to achieve the synergies.
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

The Industrial segment manufactures and markets professional industrial and automotive mechanics tools and storage systems, metal and plastic fasteners and engineered fastening systems, hydraulic tools and accessories, plumbing, heating and air conditioning tools, assembly tools and systems, and specialty tools. These products are sold to industrial customers including automotive, transportation, electronics, aerospace, machine tool, and appliance industries and are distributed primarily through third party distributors as well as direct sales forces.
After consummation of the Merger, the Black & Decker businesses were assessed and integrated into the Company’s existing reportable segments. The legacy Black & Decker segments: Power Tools and Accessories, Hardware & Home Improvement (“HHI”) and Fastening and Assembly Systems, were integrated into the Company’s CDIY, Security and Industrial segments, respectively, with the exception of the Price Pfister plumbing products business which was formerly part of HHI but is now included in the CDIY segment. Additionally, a small portion of the world-wide power tools business that sells to industrial channel customers is integrated within the Industrial segment. The results of Black & Decker’s operations are presented within each of these segments and reflect activity since the merger date.
Strategy
Beginning with the first significant security acquisitions in 2002, Stanley has pursued a diversification strategy to enable profitable growth. This strategy involves industry, geographic and customer diversification, as exemplified by the expansion of the security solution product offerings, the growing proportion of sales outside the U.S., and the reduction of the Company’s dependence on sales to U.S. home centers and mass merchants. In addition, the Company has indicated a desire to be a consolidator of the tool industry and to increase its relative weighting in emerging markets, objectives which are both achieved by the Merger.
The results of this diversification strategy are evident. Sales outside the U.S. represented 47% of the total in the second quarter of 2010, up from 29% in 2002. Legacy Stanley sales to U.S. home centers and mass merchants declined from a high of approximately 40% in 2002 to 15% in 2009. On a pro-forma combined basis, Stanley and Black & Decker 2009 sales to U.S. home centers and mass merchants were approximately 31%, including 12% in sales to the combined Company’s largest customer, consistent with the level of concentration that legacy Stanley had in 2006. As acquisitions in the various growth platforms (Security, Engineered Fastening, Infrastructure Solutions and HealthCare) are made in future years, the proportion of sales to these valued U.S. home center and mass merchant customers is expected to decrease.
Execution of this strategy has entailed approximately $2.8 billion of acquisitions since 2002 (aside from the Merger), several divestitures and increased brand investment, enabled by strong cash flow generation and proceeds from divestitures. Refer to the “Business Overview” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in The Stanley Works Annual Report on Form 10-K for the fiscal year ended January 2, 2010 for additional strategic discussion.
Acquisition of CRC Evans Pipeline International
On July 29, 2010, the Company announced the acquisition of CRC Evans Pipeline International (“CRC Evans”) for a cash purchase price of $445 million. CRC Evans is a leading global supplier of specialized tools, equipment and services for the construction, maintenance and repair of oil and gas transmission pipelines. CRC Evans, which had annual revenues of $250 million for its latest fiscal year, will be included in the Company’s industrial segment and represents an expansion of the Company’s infrastructure solutions platform. This acquisition provides the Company an entry into the oil and gas transmission infrastructure market and continues the Company’s goal of diversifying its revenue base. The Company funded the acquisition with its existing sources of liquidity. The Company believes this acquisition will be slightly accretive to earnings in 2010.
Acquisition of SSDS
The Company acquired Stanley Solutions de Sécurité (“SSDS”), formerly known as ADT France, on March 9, 2010 for $8 million, subject to certain adjustments. SSDS had approximately $175 million in 2009 sales. The acquisition is an indication of the Company’s continuing strategic intent to expand the security segment internationally and is highly complementary to the Company’s existing French security platform, Générale de Protection, acquired in 2008. The SSDS acquisition is expected to be modestly dilutive to earnings in 2010, as the majority of the integration benefits will not occur until early 2011.
Merger-Related Charges Impacting Second Quarter and Year-To-Date 2010 Earnings
The Company reported $229 million and $442 million in pre-tax charges in the second quarter and year-to-date 2010 periods, respectively, pertaining primarily to the Merger (the “merger-related charges”) which were comprised of the following:
•	$123 million and $165 million for the second quarter and year-to-date 2010 periods, respectively, in Cost of sales. Inventory step-up amortization stemming from the initial turn of the Black & Decker acquired inventory, which was written-up in purchase accounting to its fair value, amounted to $117 million for the second quarter and $159 million year-to-date. Additionally, the second quarter includes $6 million of facility-closure related charges;

•	$16 million and $65 million for the second quarter and year-to-date 2010 periods, respectively, in Selling, general & administrative for certain executive and merger-related compensation costs and integration-related consulting fees;

•	$12 million and $44 million for the second quarter and year-to-date 2010 periods, respectively, in Other-net for investment banking and other deal costs; and

•	$78 million and $168 million for the second quarter and year-to-date 2010 periods, respectively, in Restructuring and asset impairment charges primarily for severance, including, for the year-to-date period, costs for certain Black & Decker executives triggered by the change in control.
The tax effect on the above charges during the second quarter of 2010 was $69 million, resulting in an after-tax charge of $160 million. On a year-to-date basis, the tax effect on the above charges, some of which were not tax deductible, was $103 million, resulting in an after-tax charge of $339 million.
Throughout this MD&A, the Company has provided a discussion of the outlook and results both inclusive and exclusive of the merger-related charges. The amounts and measures, including gross profit and segment profit, on a basis excluding such charges are considered relevant to aid analysis and understanding of the Company’s results aside from the material impact of the merger-related charges; the measures are utilized internally by management to understand business trends, as once the aforementioned anticipated cost synergies from the Black & Decker integration are realized such charges are expected to subside.
2010 Outlook
This outlook discussion is intended to provide broad insight into the Company’s near-term earnings prospects, and does not purport to describe all of the various factors affecting such projections. The Company expects full year 2010 diluted earnings per share (“EPS”) to be in the range of $0.60 to $1.00. Excluding the effects of merger-related charges and the $36 million second quarter benefit attributable to settlement of tax contingencies, 2010 EPS is expected to be in the range of $3.35 to $3.55. This estimate contemplates many factors including, but not limited to, the following items associated with the Black & Decker merger and SSDS acquisition:
•	Approximately $170 million of non-cash inventory step-up amortization in Cost of sales stemming from the initial turn of the Black & Decker acquired inventory.

•	Approximately $120 million in costs comprised of $75 million classified in SG&A for certain executive compensation and integration-related consulting fees, and $45 million classified in Other, net for investment banking and other deal costs.

•	Restructuring and asset impairment charges in the range of $245 million to $295 million.
The Company expects the effective income tax rate for the full year 2010 will approximate 18% to 23% which includes the tax settlement in the second quarter of 2010. The favorable effective income tax rate effect of that tax settlement will be partially offset by the unfavorable tax rate impact from non-deductible merger-related severance and compensation. Excluding the effects of merger-related charges and the benefit attributable to favorable settlement of tax contingencies in the second quarter, the effective tax rate for the full year 2010 is projected to be 26-27%.
2010 free cash flow (as defined in the Financial Condition section of this MD&A) is projected to exceed $300 million. This estimate is premised upon modest working capital benefits and approximately $300 million of restructuring and other payments associated with the first quarter merger with Black & Decker and acquisition of SSDS. Excluding the $300 million of estimated restructuring and other payments, 2010 free cash flow is expected to exceed $600 million.
RESULTS OF OPERATIONS
Below is a summary of consolidated operating results for the three and six months ended July 3, 2010, followed by an overview of performance by each business segment.
Terminology: The terms “legacy Stanley” and “organic” are utilized to describe results aside from the impact of mergers and acquisitions during the initial 12 months of ownership. This ensures appropriate comparability to operating results in the prior period.

The Company has included a “pro forma” discussion regarding legacy Black & Decker’s performance in relation to the prior year on a basis reflecting the post-merger segment organization. This “pro forma” analysis is provided to aid understanding of the Black & Decker business trends compared to the prior year since the Merger occurred March 12, 2010, and accordingly the Company’s 2009 reported results solely reflect legacy Stanley.
Net Sales: Net sales from continuing operations were $2.366 billion in the second quarter of 2010 compared to $919 million in the second quarter of 2009, representing an increase of $1.447 billion or 157%. The Merger along with the acquisition of SSDS contributed a 149% increase in net sales, and organic sales volume provided a 9% increase in net sales for the quarter. These benefits were partially offset by the unfavorable effects of foreign currency translation which decreased net sales by 1%. Customer pricing was flat for the quarter. Organic sales growth was driven by inventory re-stocking by the Company’s customers along with growth in end market demand. On a geographic basis, legacy Stanley unit volume sales increased 6% in the Americas, 14% in Europe, and 27% in the Asian region. By segment, legacy Stanley unit volume increased 6% in CDIY, remained flat in Security, which was negatively impacted by weak U.S. commercial construction markets among other factors, and increased 30% in Industrial which benefited from rebounding markets along with re-stocking in certain distribution channels. On a pro forma basis, the legacy Black & Decker business experienced unit volume growth of 14%, reflecting inventory re-stocking and improvement in end market demand. Approximately one-half to two-thirds of the volume growth for both Stanley and Black & Decker is estimated to be attributable to supply chain restocking, which is not expected to continue in the second half of 2010 at the same pace such that the sales volume improvement for the balance of the year will be less pronounced than in the second quarter.
Net sales from continuing operations were $3.628 billion in the first half of 2010, a $1.796 billion or 98% increase, versus $1.832 billion in the first half of 2009. The Merger along with the SSDS acquisition contributed 93% of the sales increase. Organic sales volume rose 3%. The favorable effects of foreign currency translation increased net sales by 2%, and price remained flat for the year-to-date period. The factors affecting the year-to-date organic unit volume performance are primarily the same as those discussed previously related to the second quarter, except that the favorable sales volume effects from supply chain restocking were more significant in the second quarter.
Gross Margin: Gross margin from continuing operations was $769 million, or 32.5% of net sales, in the second quarter of 2010, compared to $367 million, or 39.9% of net sales, in the prior year. The addition of the Black & Decker and SSDS results was the main driver of the $402 million increase in gross margin for the quarter. Gross margin was negatively impacted by $123 million in merger-related charges as previously discussed, primarily for the inventory step-up amortization from the initial turn of Black & Decker inventory. Aside from merger-related charges, legacy Stanley gross margin increased $40 million resulting in a record second quarter gross profit rate of 41.0%. This strong performance by the legacy Stanley business was enabled by sales volume leverage, along with benefits from prior year restructuring actions, and the continued execution of productivity initiatives. These favorable factors were partially offset by modest commodity inflation and unfavorable foreign currency translation. With respect to the gross profit rate, aside from the previously discussed inventory step-up impact, Black & Decker was dilutive to the rate. The Company expects the results of Black & Decker to continue to be dilutive to the legacy Stanley gross profit rate in future periods due to the high proportion of CDIY sales in the Black & Decker business, whereas the Stanley Industrial and Security segments typically achieve higher gross profit rates than the CDIY segment.
On a year-to-date basis, gross margin from continuing operations was $1.225 billion, or 33.8% of net sales, in 2010, compared to $728 million, or 39.7% of net sales, for the corresponding period in 2009. The addition of Black & Decker and SSDS provided the majority of the increase in gross margin. Excluding the acquired companies and the $165 million of previously discussed merger-related charges, legacy Stanley gross margin was $784 million or 40.9% of sales. The year-to-date performance primarily relates to the same factors discussed previously pertaining to the second quarter, except that foreign currency translation had a favorable year-to-date impact on gross margin.
The price and commodity cost environment was relatively stable throughout the quarter and year-to-date periods with a modestly negative impact. However, the Company expects to experience more significant commodity inflation for the remainder of the year based upon current market trends, including steel market pricing. The Company will continue to be proactive in implementing customer pricing increases to mitigate the anticipated unfavorable inflationary impacts, but there is typically a time lag before such pricing actions take effect, particularly with large customers, and these pricing actions likely would not fully offset the inflation. Management has considered these inflationary pressures in the guidance provided in the 2010 Outlook section of this MD&A.

SG&A expenses: SG&A from continuing operations, inclusive of the provision for doubtful accounts, was $584 million, or 24.7% of net sales, in the second quarter of 2010, compared to $255 million, or 27.8% of net sales, in the prior year. Excluding the previously discussed $16 million of merger-related charges, SG&A amounted to $568 million or 24.0% of net sales, reflecting favorable operating leverage from sales volume growth as well as economies of scale from the Merger. Black & Decker and the acquisition of SSDS (on a basis excluding merger-related costs) contributed $293 million of incremental SG&A. The remaining $20 million increase in SG&A pertains to brand / other growth-oriented investments, and the reinstatement of certain U.S. retirement benefits in 2010 that were suspended in 2009, partially offset by the benefits of prior year head-count reduction actions and foreign currency translation.
SG&A expense totaled $967 million, or 26.6% of net sales, for the first half of 2010 versus $508 million, or 27.7% of net sales, in 2009. Excluding the previously discussed $65 million of merger-related charges, SG&A amounted to $902 million, or 24.9% of net sales for the first half of 2010. The improvement in SG&A as a percentage of net sales is primarily attributable to the same factors discussed in relation to the second quarter performance.
Distribution center costs (i.e. warehousing and fulfillment facility and associated labor costs) are classified within SG&A. This classification may differ from other companies who may report such expenses within cost of sales. Due to diversity in practice, to the extent the classification of these distribution costs differs from other companies, the Company’s gross margins may not be comparable. Such distribution costs classified in SG&A amounted to $64 million in the second quarter of 2010 and $25 million in 2009, and $99 million for the year-to-date 2010 period as compared to $49 million in the comparable 2009 period. The increase in the current year is primarily attributable to the Merger.
Other,net: Other,net expense from continuing operations amounted to $65 million in the second quarter of 2010 versus $31 million in 2009. The increase is primarily due to $13 million higher intangible amortization expense pertaining to Black & Decker and SSDS, acquisition deal costs, and the addition of Black & Decker. On a year-to-date basis, other, net expense was $130 million in 2010 as compared with $62 million in 2009. This increase is mainly attributable to $15 million higher intangible asset amortization expense, and $44 million of acquisition transaction costs, such as investment banking and legal fees mainly for the Merger.
Gain on Debt Extinguishment: In the second quarter of 2009, the Company repurchased $103 million of its junior subordinated debt securities for $59 million in cash and recognized a $44 million pre-tax gain on extinguishment.
Interest, net: Net interest expense from continuing operations in the second quarter of 2010 was $25 million compared to $15 million in the prior year. On a year-to-date basis, net interest expense from continuing operations was $43 million compared to $32 million in the prior year. The increase in interest expense primarily relates to the interest on the debt assumed in the Merger.
Income Taxes: The Company recognized an income tax benefit from continuing operations of $37 million and $36 million for the three and six months ended July 3, 2010, respectively. The income tax benefit in both the second quarter of 2010 and year-to-date periods reflects the benefit attributable to a favorable settlement in June of certain tax contingencies related to the resolution of a legacy Black & Decker income tax audit. In addition, the effective tax rate differs from the statutory rate primarily due to various non-deductible transactions and other restructuring associated with the Merger. The tax rate for the second quarter 2010, excluding the impact of merger-related changes, as well as the tax settlement benefit was 28%. The Company’s effective tax rate from continuing operations for the second quarter and first half of 2010 was negative 398% and 36%, respectively, compared to the 27% effective tax rate for legacy Stanley in both the prior year quarter and year-to-date periods. The differences in the 2010 tax rates versus 2009 primarily relate to the previously discussed second quarter tax benefit and merger-related items.

Business Segment Results
The Company’s reportable segments are aggregations of businesses that have similar products, services and end markets, among other factors. The Company utilizes segment profit (which is defined as net sales minus cost of sales, and SG&A aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, interest income, interest expense, other,net (inclusive of intangible asset amortization expense), gain on debt extinguishment, restructuring and asset impairments, and income tax expense. Corporate overhead is comprised of world headquarters facility expense, the cost for the executive management team and the expense pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Refer to the Restructuring section of MD&A for the restructuring charges attributable to each segment. As discussed previously, the Company’s operations are classified into three business segments: Construction and Do-It-Yourself (“CDIY”), Security, and Industrial.
Construction & Do-It-Yourself (“CDIY”): CDIY net sales were $1.322 billion in the second quarter of 2010, up 308% from $324 million in the prior year. Black & Decker contributed 303% of the increase. Organic sales volume increased sales by 6%, while price had a negative 1% impact. Foreign currency translation was flat for the quarter. Organic sales growth was driven by the hand tools and storage business in both the Americas and Europe with each region experiencing a mid-single-digit sales growth rate in the quarter. Customer re-stocking and improvements in end user markets contributed to the second quarter growth. On a pro forma basis, the second quarter legacy Black & Decker power tools and accessories sales rose approximately 9% with a 10% increase from unit volume, 2% of negative price and 1% from favorable foreign currency translation. Consistent with the legacy Stanley hand tools business, the Black & Decker unit volume gains in Europe outpaced those in the Americas. In professional power tools and accessories, sales rose in the high teens percentages. The consumer products group sales increased in mid-single digits, reflecting the continued success of the Tradesman product line and new outdoor products offerings.
Year-to-date CDIY net sales were $1.884 billion in 2010 as compared to $628 million in 2009, an increase of 200%. Black & Decker sales contributed 196% of the increase, and organic sales unit volume provided 2% of growth. The effect of foreign currency translation increased net sales by 3%, which was partially offset by 1% lower price. The factors contributing to the year-to-date performance are mainly consistent with those discussed pertaining to the second quarter, although customer re-stocking was more prevalent in the second quarter.
Segment profit was $118 million, or 8.9% of net sales, for the second quarter of 2010, compared to $37 million or 11.3% of net sales in the prior year. Excluding the $88 million of Black & Decker inventory step-up amortization, segment profit amounted to $206 million or 15.6% of net sales. This strong expansion of the segment profit rate, excluding the inventory step-up amortization, was due to operating leverage on higher sales and reflects the lower overhead cost structure from restructuring actions as well as the accretive impact from Black & Decker. Additionally, ongoing productivity initiatives and improved Bostitch profitability more than offset inflationary pressures during the quarter. Year-to-date segment profit was $170 million or 9.0% of net sales in the first half of 2010 compared to $65 million or 10.4% of net sales in the prior year. Excluding the $120 million of Black & Decker inventory step-up amortization, segment profit amounted to $290 million or 15.4% of net sales. The year-to-date segment profit reflects the same factors discussed previously pertaining to the second quarter, while the operating leverage was more pronounced in the quarter than year-to-date.
Security: Security sales increased 46% to $571 million during the second quarter of 2010 from $391 million in the corresponding 2009 period. The merger with Black & Decker provided 36% of the increase and the acquisition of SSDS provided an additional 9%. Foreign currency translation and organic unit volume remained flat compared to the prior year, while customer pricing increased 1%. Within the convergent security solutions business, recurring monthly revenue grew at a mid-single-digit rate. Installation volumes were flat during the quarter. Mechanical Access sales volumes were flat as modest growth in builder’s hardware and automatic doors was offset by weakness in commercial locking systems amid slow commercial construction markets. On a pro forma basis, legacy Black & Decker hardware and home improvement sales rose approximately 5% from the prior year due to volume growth, fueled partially by new product introductions, and to a lesser extent favorable foreign currency translation.
Year-to-date net sales were $985 million in 2010 compared to $764 million in 2009, an increase of 29%. Black & Decker and SSDS contributed a 30% increase in sales. There was a 3% decrease in organic sales volume, which was partially offset by a 2% increase from favorable foreign currency translation. The convergent security business had stronger installation sales volumes in the second quarter of 2010 than the first quarter, representing flat sales versus the prior year and showing signs of stabilization. The other factors affecting the year-to-date period are largely consistent with those discussed pertaining to the second quarter performance.
Security segment profit amounted to $68 million, or 11.8% of net sales, for the second quarter of 2010 as compared to $74 million, or 19.0% of net sales in the prior year. The Black & Decker inventory step-up amortization decreased segment profit by $22 million. Excluding the inventory step-up, the segment profit rate was 15.6% of net sales reflecting a 170 basis point dilutive impact from acquisitions. The segment profit percentage was also affected by the slow-down in commercial construction markets, SG&A investments to fund growth and mild inflation. Year-to-date segment profit was $132 million or 13.4% of net sales in the first half of 2010 compared to $145 million, or 19.0% of net sales, in the prior year. The Black & Decker inventory step-up amortization and facility closure merger-related charges decreased segment profit by $27 million for the 2010 year-to-date period. Excluding these merger-related charges, the segment profit rate was 16.1% reflecting an approximately 120 basis point unfavorable impact from the acquired companies. Otherwise, the factors contributing to the year-to-date performance are primarily the same as those discussed previously in relation to the second quarter.
Industrial: Industrial sales of $472 million in the second quarter of 2010 increased 131% from $204 million in the prior year. The Black & Decker engineered fastening business sales volume contributed 105% of the sales growth. Unfavorable foreign currency translation reduced sales by approximately 4% while customer pricing was flat. Organic sales volume increased 30% driven by global customer re-stocking in many regions as well as increasing global production levels fueling strong end market demand. The Facom Europe and Proto Americas businesses both achieved very strong growth due to these factors. The hydraulic business was further aided by favorable steel scrap markets and growth in China. A strengthening economy in China as well as organic growth initiatives fueled strong growth in Asia. This performance compares with a nearly 38% unit volume decline experienced in the segment in the second quarter of 2009 due to pervasive customer inventory corrections throughout the supply chain. On a pro forma basis, the Black & Decker engineered fastening business achieved approximately 45% of sales growth associated with significantly higher light vehicle production in automotive customer markets.
Year-to-date net sales in the Industrial segment were $759 million in 2010 compared to $440 million in 2009, an increase of 72%. Black & Decker generated 57% of the increase, and organic volume growth was a robust 15%. Pricing increased sales by 1%, which was offset by foreign currency translation. The sales volume growth percentage was significantly higher in the second quarter as compared with the first quarter.
Industrial segment profit was $52 million, or 11.0% of net sales, for the second quarter of 2010, compared with $19 million, or 9.4% of net sales, in 2009. The Black & Decker inventory step-up amortization reduced segment profit by $14 million. Excluding this impact, the segment profit rate was 13.9% or 450 basis points above the prior year. Approximately two-thirds of this segment profit rate expansion was provided by the Black & Decker engineered fastening business. The legacy Stanley business achieved a strong segment profit performance due to favorable operating leverage fostered by the sales growth combined with an improved cost structure and productivity projects. Year-to-date segment profit was $85 million, or 11.2% of net sales, in the first half of 2010 compared to $44 million, or 9.9% of net sales, in the prior year. Year-to-date 2010 segment profit includes $18 million of inventory step-up amortization related to the Merger, and the segment profit rate was 13.6% aside from this impact. Approximately half of the improvement in the year-to-date segment profit rate is attributable to the inclusion of the Black & Decker engineered fastening business, and the remaining expansion in the profit rate stems from the factors discussed in relation to the second quarter results.
The corporate overhead element of SG&A, which is not allocated to the business segments, amounted to $53 million and $19 million in the second quarters of 2010 and 2009, respectively. The increase in the second quarter expense reflects $16 million of merger-related charges for certain executive and other compensation costs and integration consulting fees. The remaining increase is primarily due to Black & Decker corporate overhead. The corporate overhead element of SG&A totaled $128 million for the first half of 2010, an increase of $94 million over the prior year. The increase in 2010 pertains to the previously discussed $65 million of merger-related charges and the addition of Black & Decker.
Restructuring and Asset Impairments
At July 3, 2010, restructuring reserves totaled $183.6 million. A summary of the restructuring reserve activity from January 2, 2010 to July 3, 2010 is as follows (in millions):

			Net
	1/2/10	Acquisitions	Additions	Usage	Currency	7/3/10
2010 Actions
Severance and related costs	$—	$—	$167.2	$(20.8)	$1.1	$147.5
Asset impairments	—	—	8.0	(8.0)	—	—
Facility closure	—	—	2.5	—	—	2.5
Other	—	—	4.3	(0.8)	—	3.5

Subtotal 2010 actions	—	—	182.0	(29.6)	1.1	153.5

Pre-2010 Actions
Severance and related costs	44.3	9.1	(0.6)	(19.8)	(4.8)	28.2
Asset impairments			(0.2)	0.2	—	—
Facility closure	1.9	—	2.0	(2.5)	—	1.4
Other	0.2	0.8	—	(0.5)	—	0.5

Subtotal Pre-2010 actions	46.4	9.9	1.2	(22.6)	(4.8)	30.1

Total	$46.4	$9.9	$183.2	$(52.2)	$(3.7)	$183.6

2010 Actions: In the first half of 2010, the Company recognized $168.6 million of restructuring charges and asset impairments associated with the Black & Decker merger and acquisition of SSDS. Of those charges, $157.6 million relates to severance charges associated with the reduction of 1,700 employees, $4.2 million relates to asset impairments, $2.5 million relates to facility closure costs, and $4.3 million represents other charges. For the three months ended July 3, 2010 the Company recognized $78.4 million of restructuring charges and asset impairments associated with the Black & Decker merger and acquisition of SSDS, of which $67.4 million relates to severance charges associated with the reduction of 1,600 employees, $4.2 million relates to asset impairments, $2.5 million relates to facility closure costs, and $4.3 million represents other charges.
In addition, the Company continued to initiate cost reduction actions in the first half of 2010 that were not associated with the Black & Decker merger and SSDS acquisition, resulting in severance and related charges of $9.6 million pertaining to the reduction of approximately 300 employees and asset impairment charges of $3.8 million. Such restructuring actions initiated in the three months ended July 3, 2010 resulted in severance charges of $5.3 million associated with the reduction of approximately 200 employees and asset impairment charges of $1.5 million.
Of the $182.0 million recognized for these 2010 actions, $29.6 million has been utilized to date, with $153.5 million of reserves remaining as of July 3, 2010, which are expected to be utilized in 2010 and 2011. Usage includes $15.0 million which ultimately will entail cash payment in a future period as it relates to a defined benefit plan for severed Black & Decker executives which is classified in Post-Retirement Benefits on the Consolidated Balance Sheet. The $182.0 million of charges recognized in the first half of 2010 includes, $94.6 million pertaining to the CDIY segment; $47.3 million pertaining to the Security segment; $2.2 million pertaining to the Industrial segment; and $37.9 million pertaining to non-operating entities.
Pre-2010 Actions: As more fully disclosed in Note O of The Stanley Works Annual Report on Form 10-K for the year ended January 2, 2009, during 2009 and 2008 the Company initiated cost reduction actions in various businesses in response to sales volume declines associated with the economic recession.
As of January 2, 2010, the reserve balance related to these pre-2010 actions totaled $46.4 million. As a result of the Merger and the acquisition of SSDS, the Company has assumed $9.9 million of restructuring reserves recorded by those companies prior to the Merger and acquisition. Utilization of the reserve balance related to Pre-2010 actions, including usage of those reserves acquired in purchase accounting, was $22.6 million in the first half of 2010. The remaining reserve balance of $30.1 million is expected to be utilized predominantly in 2010.
FINANCIAL CONDITION
Liquidity, Sources and Uses of Capital:
Operating Activities: Cash flow from operations was $221 million in the second quarter of 2010 compared to $68 million in the second quarter of 2009. While the Company’s reported net earnings were lower than 2009, the earnings converted to cash were higher in the current year as indicated by the significant increase in non-cash charges primarily associated with the Merger. These include $118 million of inventory step-up amortization, a $44 million increase in depreciation and amortization, and $13 million in higher stock-based compensation expense. Additionally, the prior year had a $44 million non-cash gain on debt extinguishment. Cash flow from operations for the second quarter of 2010 was unfavorably impacted by approximately $27 million in payments for merger-related items. Working capital usage was $20 million in the quarter, compared with proceeds of $30 million in the prior year’s quarter associated with the increase in working capital due to the increase in sales volumes during the 2010 period. Working capital turns improved to 5.1 times for the second quarter of 2010 as compared to 3.9 times for the second quarter of 2009 (pro forma with Black & Decker) due to improvement in days outstanding accounts receivable, inventory and accounts payable, reflecting the process-driven improvements from the Stanley Fulfillment System (“SFS”). Legacy Stanley working capital turns in the second quarter 2010 was a record 8.6 turns, as compared with the previous record of 7.9 turns in the fourth quarter of 2009. SFS will be deployed in the Black & Decker operations to improve its working capital efficiency over time. Other operating cash outflows were $42 million in the second quarter of 2010 as compared with an $86 million outflow in the prior year, as the prior year reflected the non-cash gain on debt extinguishment.
Year-to-date cash flow from operations was $188 million, compared with $72 million in the prior year. While the Company’s net earnings were lower, cash flow from operations increased largely pertaining to the significant increase in non-cash charges primarily associated with the Merger including a $159 million of inventory step-up amortization, $56 million increase in depreciation and amortization, and $41 million in higher stock-based compensation expense. Cash flow from operations for the year-to-date 2010 period was unfavorably impacted by approximately $119 million in payments for merger-related items. Working capital usage was $110 million during the year to date 2010 period, compared with usage of $16 million in the prior year due to the increase in working capital associated with higher sales volumes during the 2010 period. Year-to-date other operating cash outflows were $8 million, compared with a $127 million outflow in the prior year, as the prior year reflected the non-cash gain on debt extinguishment and unfavorable foreign currency derivative impacts.
Free Cash Flow: Free cash flow, as defined in the following table, was $186 million in the second quarter of 2010 compared to $43 million in the corresponding 2009 period. The Company believes free cash flow is an important measure of its liquidity, as well as its ability to fund future growth and provide a dividend to shareowners. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

(Millions of Dollars)	2010	2009
Net cash provided by operating activities	$221	$68
Less: capital and software expenditures	(35)	(25)

Free cash flow	$186	$43

As previously discussed, the second quarter 2010 operating cash flow was affected by $27 million of merger-related payments, and such payments will continue in the remainder of the year as Black & Decker restructuring actions are implemented. Refer to the 2010 Outlook section for discussion of projected free cash flow for the year (to exceed $300 million inclusive of approximately $300 million in merger-related payments). The 2010 free cash flow is expected to be more than adequate to fund the discretionary dividends on the Company’s common stock and provide for debt service.
Investing Activities: Capital and software expenditures were $35 million in the second quarter of 2010, compared to $25 million in 2009. On a year-to-date basis capital and software expenditures were $57 million and $47 million in 2010 and 2009, respectively. The increase in both periods principally related to the incremental capital and software expenditures associated with the Merger. The Company will continue to make capital investments that are necessary to drive productivity and cost structure improvements while ensuring that such investments provide a return on capital employed.
There was a $949 million increase in cash in during the year to date 2010 period associated with cash acquired in conjunction with the Black & Decker Merger. The Company realized $30 million of cash proceeds from the termination of the Black & Decker interest rate swaps that had been entered into prior to the Merger, and became undesignated at the merger date.
Financing Activities: Cash proceeds from the issuance of common stock were $347 million and $361 million for the second quarter and year-to-date 2010 periods, respectively. As more fully disclosed in Note H, Long-Term Debt and Financing Arrangements, the cash proceeds in both periods include $320 million associated with the Company’s Equity Purchase Contracts. The remaining proceeds principally pertain to the exercise of stock options.
Cash dividends were $55 million for the second quarter of 2010 as compared to $25 million for the comparable 2009 period. On a year-to-date basis cash dividends were $89 million as compared to $51 million in the year to date 2009 period. The increase in cash dividends in both periods was primarily attributable to the additional shares outstanding associated with the Merger. In July, 2010 the Company announced the quarterly dividend rate will increase 3% to $0.34 per common share. This represents the 43rd consecutive year of dividend increases.
Repayments on long-term debt were $202 million and $62 million for the year-to-date 2010 and 2009 periods, respectively. Net short-term repayments were $357 million in the second quarter of 2010 compared to borrowings of $55 million in 2009, as the Company utilized the $320 million of proceeds received from the Equity Purchase Contracts to pay down commercial paper. Year-to-date inflows from short term borrowings were $79 million in the current year compared to $47 million in the prior year.
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
Contractual Obligations: Refer to the Company’s Form 10-Q filing for the period ended April 3, 2010 for disclosure of the contractual obligations following the Merger. The Company’s contractual obligations have not changed materially since April 3, 2010.
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
As discussed in the gross profit section of the Results of Operations in this MD&A, the Company anticipates there will be adverse effects from the Chinese RMB revaluation as well as building inflationary pressures on commodities. While the nature of these risks has not changed, the 2010 outlook has changed such that management does not believe it will be able to fully recover inflation through customer pricing in the current year due both to an increase in expected inflation as well as the time lag in implementing price increases.
OTHER MATTERS
Customer-Related Risks As discussed in the Strategy section of the Overview in this MD&A, the Company has concentrations in sales with certain U.S. home centers and mass merchants, which have increased from the legacy Stanley position as a result of the Merger. The loss or material reduction of business from any such significant customer could have a material adverse impact on the Company’s results of operations and cash flows until either such customers were replaced or the Company made the necessary adjustments to compensate for the loss of business.

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
GOODWILL AND INTANGIBLE ASSETS — The Company acquires businesses in purchase transactions that result in the recognition of goodwill and other intangible assets. The determination of the value of intangible assets requires management to make estimates and assumptions. In accordance with Accounting Standards Codification (“ASC”) 350-20 “Goodwill”, acquired goodwill and indefinite-lived intangible assets are not amortized but are subject to impairment testing at least annually and when an event occurs or circumstances change that indicates it is more likely than not impairment exists. Other intangible assets are amortized and are tested for impairment when appropriate. The Company completed the Merger and other acquisitions in 2010 with an aggregate consideration value of $4.664 billion. The assets and liabilities of acquired businesses are recorded at fair value at the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. The Company reported $5.039 billion of goodwill and $1.639 billion in indefinite-lived trade names at July 3, 2010.
The purchase accounting for the Merger is preliminary as is the allocation of goodwill arising from the Merger to the Company’s segments and reporting units as of July 3, 2010. Furthermore, the finalization of the Company’s purchase accounting will result in changes in the valuation of assets and liabilities acquired, which could be material. The Company is not aware of any impairment indicators and will conduct annual impairment testing in the third quarter of 2010. Management continues to believe it is not reasonably likely that an impairment of goodwill or indefinite-lived trade names will occur over the next twelve months.
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
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of management, including the Company’s President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and its Senior Vice President and Chief Financial Officer have concluded that, as of July 3, 2010, the Company’s disclosure controls and procedures are effective. There has been no change in the Company’s internal controls over financial reporting that occurred during the second quarter of 2010 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
CAUTIONARY STATEMENT
Under the Private Securities Litigation Reform Act of 1995
Certain statements contained in this Quarterly Report on Form 10-Q that are not historical, including, but not limited to, the statements regarding the Company’s ability to: (i) achieve within three years $350 million of annual cost synergies in connection with the Black & Decker merger; (ii) achieve future growth and global leadership as a result of achieving the $350 million in cost synergies; (iii) realize $90 million of the cost synergies, primarily within SG&A, in 2010; (iv) limit to $400 million the cost incurred over the three year period to achieve the synergies; (v) decrease, as a result of acquisitions in its various growth platform, the proportion of sales to U.S. home centers and mass merchant customers; (vi) achieve full year 2010 diluted earnings per share in the range of $.60 to $1.00 or $3.35 to $3.55, excluding the effects of merger-related charges and a $36 million second quarter benefit attributable to settlement of tax contingencies; (vii) achieve free cash flow exceeding $300 million in 2010, or $600 million excluding the $300 million of estimated restructuring and other payments associated with the Black & Decker merger; (viii) fund discretionary dividends and provide for debt service from free cash flow in 2010; (ix) continue to make capital investments that are necessary to drive productivity and cost structure improvements while insuring that such investments provide a return on capital employed ( collectively, the “Results”); are “forward-looking statements” and are based on current expectations.
These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of risks, uncertainties and important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in the forward looking statements include, without limitation, those set forth under Part II Item 1A Risk Factors in the Company’s Quarterly Report on Form 10-Q for the period ended April 3, 2010 (together with any material changes thereto contained in subsequent filed Quarterly Reports on Form 10-Q); those contained in the Company’s other filings with the Securities and Exchange Commission; and those set forth below.
The Company’s ability to deliver the Results is dependent upon: (i) approximately $170 million of non-cash inventory step-up amortization stemming from the initial turn of Black & Decker acquired inventory; (ii) incurring approximately $120 million in costs comprised of $75 million for certain executive compensation and integration related consulting fees and $45 million for investment banking and other acquisition transaction costs; (iii) restructuring and asset impairment charges amounting to $245-$295 million; (iv) an effective tax rate for full year 2010 of 18-23% or 26-27% excluding the effects of an estimated 60% unfavorable tax rate impact from non-deductible Black & Decker merger-related severance and compensation and excluding an estimated 20% favorable tax benefit from the settlement of tax contingencies; (v) the Company’s ability to limit restructuring and other payments associated with the Black & Decker transaction and SSDS acquisition to $300 million; (vi) the Company’s ability to successfully integrate recent acquisitions including Black & Decker and SSDS, as well as any future acquisitions, while limiting associated costs; (vii) the success of the Company’s efforts to expand its tools and security businesses; (viii) the success of the Company’s efforts to build a growth platform and market leadership in Convergent Securities Solutions; (ix) the Company’s success in developing and introducing new and high quality products, growing sales in existing markets, identifying and developing new markets for its products and maintaining and building the strength of its brands; (x) the continued acceptance of technologies used in the Company’s products, including Convergent Security Solutions products; (xi) the Company’s ability to manage existing Sonitrol franchisee and Mac Tools distributor relationships; (xii) the Company’s ability to minimize costs associated with any sale or discontinuance of a business or product line, including any severance, restructuring, legal or other costs; (xiii) the proceeds realized with respect to any business or product line disposals; (xiv) the extent of any asset impairments with respect to any businesses or product lines that are sold or discontinued; (xv) the success of the Company’s efforts to manage freight costs, steel and other commodity costs; (xvi) the Company’s ability to sustain or increase prices in order to, among other things, offset or mitigate the impact of steel, freight, energy, non-ferrous commodity and other commodity costs and any inflation increases; (xvii) the Company’s ability to generate free cash flow and maintain a strong debt to capital ratio, including focusing on reduction of debt as determined by management; (xviii) the Company’s ability to identify and effectively execute productivity improvements and cost reductions, while minimizing any associated restructuring charges; (xix) the Company’s ability to obtain favorable settlement of routine tax audits; (xx) the ability of the Company to generate earnings sufficient to realize future income tax benefits during periods when temporary differences become deductible; (xxi) the continued ability of the Company to access credit markets under satisfactory terms; and (xxii) the Company’s ability to negotiate satisfactory payment terms under which the Company buys and sells goods, services, materials and products.
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
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
The Company previously disclosed, in its Quarterly Report on Form 10-Q for the period ended April 3, 2010, changes to the risk factors set forth in its Annual Report on Form 10-K for the fiscal year ended January 2, 2010. There have been no material changes to the risk factors disclosed in the Company’s Form 10-Q for the quarter ended April 3, 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended July 3, 2010:

	(a)		Total Number	Maximum Number
	Total		Of Shares	Of Shares That
	Number Of	Average Price	Purchased As	May Yet Be
	Shares	Paid Per	Part Of A Publicly	Purchased Under
2010	Purchased	Share	Announced Program	The Program
April 4 — May 8	34,585	$60.58	—	—
May 9 — June 5	554	$60.15	—	—
June 6 — July 3	140	$49.89	—	—

			—	—

As of July 3, 2010, 7.8 million shares of common stock remain authorized for repurchase. The Company may repurchase shares in the open market or through privately negotiated transactions from time to time pursuant to this prior authorization to the extent management deems warranted based on a number of factors, including the level of acquisition activity, the market price of the Company’s common stock and the current financial condition of the Company.

(a)	The shares of common stock in this column were deemed surrendered to the Company by participants in various of the Company’s benefit plans to satisfy the taxes related to the vesting or delivery of a combination of restricted share units and long-term incentive shares under those plans.
ITEM 6. EXHIBITS

(11)	Statement re-computation of per share earnings (the information required to be presented in this exhibit appears in Note C to the Company’s Condensed Consolidated Financial Statements set forth in this Quarterly Report on Form 10-Q).

(31)(i)(a)	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)

(i)(b)	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)

(32)(i)	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(ii)	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The following materials from Stanley Black & Decker Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2010, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations for the three and six months ended July 3, 2010 and July 4, 2010, (ii) Consolidated Balance Sheets at July 3, 2010 and January 2, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended July 3, 2010 and July 4, 2009, (iv) Consolidated Statements of Changes in Shareowner’s Equity at July 3, 2010 and January 2, 2010, and (v) Notes to (Unauditied) Condensed Consolidated Financial Statements, tagged as block of text**.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANLEY BLACK & DECKER, INC.
Date: July 30, 2010	By:	/s/ Donald Allan Jr.
Donald Allan Jr.
Senior Vice President and Chief Financial Officer