Form 10-Q
period 2010-10-02
STANLEY BLACK & DECKER, INC.
filed 2010-11-01
CIK 93556

(STANLEY BLACK & DECKER, INC. LOGO)
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2010.
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
166,007,224 shares of the registrant’s common stock were outstanding as of October 29, 2010

PART I — FINANCIAL INFORMATION	3
ITEM 1. FINANCIAL STATEMENTS	3
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	37
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	47
ITEM 4. CONTROLS AND PROCEDURES	47
PART II — OTHER INFORMATION	49
ITEM 1A. RISK FACTORS	49
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	49
ITEM 6. EXHIBITS	50
SIGNATURE	51
EX-31.I.A
EX-31.I.B
EX-32.I
EX-32.II
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED OCTOBER 2, 2010 AND OCTOBER 3, 2009
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	Third Quarter		Year to Date
	2010	2009	2010	2009
NET SALES	$2,369.1	$935.5	$5,996.7	$2,767.7
COSTS AND EXPENSES
Cost of sales	1,514.8	549.1	3,917.5	1,653.6
Selling, general and administrative	579.3	248.6	1,538.9	749.4
Provision for doubtful accounts	3.3	2.8	10.4	10.0
Other, net	52.3	33.6	182.3	95.1
Restructuring charges and asset impairments	24.8	6.6	208.0	25.6
Gain on debt extinguishment	—	—	—	(43.8)
Interest expense	29.2	15.5	75.3	48.7
Interest income	(2.5)	(0.5)	(5.9)	(2.1)

	2,201.2	855.7	5,926.5	2,536.5

Earnings from continuing operations before income taxes	167.9	79.8	70.2	231.2
Income taxes on continuing operations	44.8	17.7	9.3	58.1

Net earnings from continuing operations	123.1	62.1	60.9	173.1

Less: Net earnings (loss) attributable to non-controlling interests	(0.1)	0.3	0.5	2.2

NET EARNINGS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO STANLEY BLACK & DECKER, INC.	123.2	61.8	60.4	170.9

NET LOSS FROM DISCONTINUED OPERATIONS (net of income tax benefit of $0.9 and $2.5 for the three and nine months ended October 3, 2009, respectively)	—	(1.4)	—	(3.3)

NET EARNINGS ATTRIBUTABLE TO STANLEY BLACK & DECKER, INC.	$123.2	$60.4	$60.4	$167.6

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Continuing operations	$0.74	$0.77	$0.43	$2.15
Discontinued operations	—	(0.02)	—	(0.04)

Total basic earnings per share of common stock	$0.74	$0.75	$0.43	$2.11

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Continuing operations	$0.73	$0.77	$0.42	$2.14
Discontinued operations	—	(0.02)	—	(0.04)

Total diluted earnings per share of common stock	$0.73	$0.75	$0.42	$2.10

DIVIDENDS PER SHARE OF COMMON STOCK	$0.34	$0.33	$1.00	$0.97

AVERAGE SHARES OUTSTANDING (in thousands):
Basic	165,793	79,966	141,071	79,499

Diluted	168,889	80,565	143,766	79,951

See notes to condensed consolidated financial statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
OCTOBER 2, 2010 AND JANUARY 2, 2010
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$1,635.9	$400.7
Accounts and notes receivable, net	1,699.4	532.0
Inventories, net	1,396.8	366.2
Prepaid expenses	110.2	73.2
Other current assets	260.0	39.8

Total Current Assets	5,102.3	1,411.9
Property, Plant and Equipment, net	1,141.8	575.9
Goodwill	5,366.8	1,818.4
Customer Relationships, net	896.2	413.4
Trade Names, net	1,842.2	331.1
Other Intangible Assets, net	150.3	31.9
Other Assets	373.1	186.5

Total Assets	$14,872.7	$4,769.1

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities
Short-term borrowings	$305.7	$90.4
Current maturities of long-term debt	421.8	208.0
Accounts payable	1,014.4	410.1
Accrued expenses	1,415.2	483.5

Total Current Liabilities	3,157.1	1,192.0
Long-Term Debt	2,719.2	1,084.7
Post-Retirement Benefits	895.5	136.7
Deferred Taxes	433.4	120.4
Other Liabilities	729.9	223.8
Commitments and Contingencies (Note R)
Stanley Black & Decker, Inc. Shareowners’ Equity
Common stock, par value $2.50 per share	440.7	230.9
Authorized 300,000,000 shares Issued 176,091,572 and 92,343,410 at October 2, 2010 and January 2, 2010, respectively
Additional paid in capital	4,944.6	126.7
Retained earnings	2,219.9	2,295.5
Accumulated other comprehensive loss	(174.8)	(76.5)
ESOP	(76.1)	(80.8)

	7,354.3	2,495.8
Less: cost of common stock in treasury	445.1	509.7

Stanley Black & Decker, Inc. Shareowners’ Equity	6,909.2	1,986.1
Non-controlling interests	28.4	25.4

Total Equity	6,937.6	2,011.5

Total Liabilities and Shareowners’ Equity	$14,872.7	$4,769.1

See notes to condensed consolidated financial statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND NINE MONTHS ENDED OCTOBER 2, 2010 AND OCTOBER 3, 2009
(Unaudited, Millions of Dollars)

	Third Quarter		Year to Date
	2010	2009	2010	2009
OPERATING ACTIVITIES
Net earnings	$123.1	$60.7	$60.9	$169.8
Less: Net earnings (loss) attributable to non-controlling interest	(0.1)	0.3	0.5	2.2

Net earnings attributable to Stanley Black & Decker, Inc	123.2	60.4	60.4	167.6
Depreciation and amortization	86.4	51.9	238.8	148.8
Inventory step-up amortization	13.3	—	172.6	—
Stock-based compensation	13.4	5.4	63.4	14.3
Asset impairments	14.6	0.2	22.4	1.2
Changes in working capital	(72.8)	32.4	(183.2)	16.8
Changes in other assets and liabilities	21.0	26.0	13.0	(100.7)

Cash provided by operating activities	199.1	176.3	387.4	248.0
INVESTING ACTIVITIES
Capital expenditures and capitalized software	(45.9)	(18.4)	(103.1)	(65.2)
Business acquisitions and asset disposals	(460.6)	(15.3)	(478.7)	(20.1)
Cash acquired from Black & Decker	—	—	949.4	—
Interest rate swap terminations	—	—	30.0	—
Proceeds from net investment hedge settlements	28.2	—	44.0	—
Payments on net investment hedge settlements	—	—	(16.1)	—

Cash (used in)/provided by investing activities	(478.3)	(33.7)	425.5	(85.3)
FINANCING ACTIVITIES
Payments on long-term debt	(0.9)	(1.6)	(202.5)	(63.2)
Proceeds from debt issuance, net of $3.4 million of issuance costs	396.3	—	396.3	—
Stock purchase contract fees	—	(3.8)	(7.7)	(11.4)
Net short-term borrowings (repayments)	(38.6)	(105.1)	40.2	(57.7)
Cash dividends on common stock	(56.3)	(26.3)	(145.2)	(76.9)
Proceeds from the issuance of common stock	14.3	27.2	375.2	34.8
Purchase of common stock for treasury	—	(0.1)	(2.2)	(0.8)
Termination of forward starting interest rate swap	(48.4)	—	(48.4)	—
Cash received for settlement of/(premium paid for) share repurchase option, net	—	7.2	—	(9.2)
Other	—	—	—	4.0

Cash provided by/(used in) financing activities	266.4	(102.5)	405.7	(180.4)
Effect of exchange rate changes on cash and cash equivalents	50.3	11.0	16.6	13.5

Change in cash and cash equivalents	37.5	51.1	1,235.2	(4.2)

Cash and cash equivalents, beginning of period	1,598.4	156.3	400.7	211.6

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,635.9	$207.4	$1,635.9	$207.4

See notes to condensed consolidated financial statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareowners’ Equity
Periods ended October 2, 2010 and October 3, 2009
(Millions of Dollars, Except Per Share Amounts)

				Accumulated
		Additional		Other
	Common	Paid In	Retained	Comprehensive		Treasury	Non-controlling	Shareowners’
	Stock	Capital	Earnings	Income (Loss)	ESOP	Stock	Interests	Equity
Balance January 2, 2010	$230.9	$126.7	$2,295.5	$(76.5)	$(80.8)	$(509.7)	$25.4	$2,011.5
Comprehensive income:
Net earnings			60.4				0.5	60.9
Currency translation adjustment and other				(24.7)				(24.7)
Cash flow hedge, net of tax				(74.3)				(74.3)
Change in pension				0.7				0.7

Total comprehensive income (loss)			60.4	(98.3)			0.5	(37.4)
Cash dividends declared — $1.00 per share			(137.5)					(137.5)
Equity purchase contracts - stock issuance	12.9	307.1						320.0
Issuance of common stock		(22.3)				68.1		45.8
Black & Decker consideration paid	196.9	4,458.9				0.4		4,656.2
Repurchase of common stock (36,973 shares)						(2.2)		(2.2)
Non-controlling interest buyout		0.7					(0.7)	—
Non-controlling interests of acquired businesses							3.2	3.2
Equity option		1.7				(1.7)		—
Other, stock-based compensation related		63.4						63.4
Tax benefit related to stock options exercised		8.4						8.4
ESOP and related tax benefit			1.5		4.7			6.2

Balance October 2, 2010	$440.7	$4,944.6	$2,219.9	$(174.8)	$(76.1)	$(445.1)	$28.4	$6,937.6

				Accumulated
		Additional		Other
	Common	Paid In	Retained	Comprehensive		Treasury	Non-controlling	Shareowners’
	Stock	Capital	Earnings	Income (Loss)	ESOP	Stock	Interests	Equity
Balance January 3, 2009	$230.9	$91.5	$2,199.9	$(152.0)	$(87.2)	$(576.8)	$18.5	$1,724.8
Comprehensive income:
Net earnings			167.6				2.2	169.8
Less: Redeemable interest reclassified to liabilities							(0.2)	(0.2)
Currency translation adjustment and other				74.3				74.3
Cash flow hedge, net of tax				(5.0)				(5.0)
Change in pension				(4.3)				(4.3)

Total comprehensive income			167.6	65.0			2.0	234.6
Cash dividends declared — $0.97 per share			(76.9)					(76.9)
Issuance of common stock			(16.5)			52.0		35.5
Repurchase of common stock (24,851 shares)						(0.8)		(0.8)
Equity option		(9.2)						(9.2)
Other, stock-based compensation related		14.3						14.3
Fees related to capital stock sale		(0.8)						(0.8)
Formation of a joint venture							4.0	4.0
Tax effect related to stock options exercised		3.3						3.3
ESOP and related tax benefit			1.5		4.8			6.3

Balance October 3, 2009	$230.9	$99.1	$2,275.6	$(87.0)	$(82.4)	$(525.6)	$24.5	$1,935.1

See notes to condensed consolidated financial statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 2, 2010
A. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. Operating results for the three and nine months ended October 2, 2010, are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in The Stanley Works and Subsidiaries’ (collectively, the “Company”) Form 10-K for the year ended January 2, 2010.
On March 12, 2010 a wholly owned subsidiary of The Stanley Works was merged with and into The Black & Decker Corporation (“Black & Decker”), with the result that Black & Decker became a wholly owned subsidiary of The Stanley Works (the “Merger”). In connection with the Merger, The Stanley Works changed its name to Stanley Black & Decker, Inc. The results of the operations and cash flows of Black & Decker have been included in the Company’s condensed consolidated financial statements from the time of the consummation of the Merger on March 12, 2010 (See Note F, Merger and Acquisitions).
Other comprehensive income (loss) for the nine month periods ended October 2, 2010 and October 3, 2009 is presented in the Consolidated Statements of Changes in Shareowners’ Equity. Other comprehensive income for the three month periods ended October 2, 2010 and October 3, 2009 was $332.7 million and $97.3 million, respectively, primarily pertaining to the currency translation impact.
B. New Accounting Standards
Implemented:
In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-16, “Accounting for Transfers of Financial Assets”. This ASU eliminates the concept of a “qualifying special-purpose entity,” clarifies when a transferor of financial assets has surrendered control over the transferred financial assets, defines specific conditions for reporting a transfer of a portion of a financial asset as a sale, requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale, and requires enhanced disclosures to provide financial statement users with greater transparency about a transferor’s continuing involvement with transferred financial assets. The adoption of this ASU did not have any impact on the consolidated financial statements.
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
In July 2010, the FASB issued ASU No. 2010-20, “Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This ASU amends existing disclosures to require a company to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. Additional disclosures from this ASU require a company to disclose credit quality indicators, past due information and modifications of its financing receivables. The ASU will be effective for interim and annual reporting periods beginning on or after December 15, 2010, except for specific disclosures which are required for interim and annual periods ending on or after December 15, 2010. The adoption of this ASU is not expected to have an impact on the consolidated financial statements.
C. Earnings Per Share
The following table reconciles the weighted-average shares outstanding used to calculate basic and diluted earnings per share for the three months and nine months ended October 2, 2010 and October 3, 2009:

	Third Quarter		Year to Date
	2010	2009	2010	2009
Numerator (in millions):
Net Earnings attributable to Stanley Black & Decker, Inc.	$123.2	$60.4	$60.4	$167.6
Less earnings attributable to participating RSUs	0.3	0.1	0.1	0.2

Net Earnings — basic	$122.9	$60.3	$60.3	$167.4

Net Earnings — dilutive	$123.2	$60.4	$60.4	$167.6

Denominator (in thousands):
Basic earnings per share — weighted-average shares	165,793	79,966	141,071	79,499
Dilutive effect of stock options and awards	3,096	599	2,695	452

Diluted earnings per share — weighted-average shares	168,889	80,565	143,766	79,951

Earnings per share of common stock:
Basic	$0.74	$0.75	$0.43	$2.11

Diluted	$0.73	$0.75	$0.42	$2.10

In connection with the Merger, the Company issued 78.5 million shares, 5.8 million options and 0.4 million restricted stock awards and restricted stock units to former Black & Decker shareowners and employees. These outstanding shares and equity awards were fully included in the calculation of weighted-average shares outstanding for the three months ended October 2, 2010. The impact of the outstanding shares and equity awards associated with the merger was included in the calculation of weighted-average shares outstanding from the merger date to October 2, 2010 in the year-to-date calculation. The weighted-average impact of these shares for the full year 2010 will result in an increase in the weighted-average shares outstanding from those reported for the nine months ended October 2, 2010.
The following weighted-average stock options, restricted shares and awards, other equity awards, and warrants were outstanding during the three and nine months ended October 2, 2010 and October 3, 2009, but were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	Third Quarter		Year to Date
	2010	2009	2010	2009
Number of stock options	3,670	3,085	2,712	4,132
Number of stock warrants	4,939	4,939	4,939	4,939
Number of Equity Purchase Contracts	—	5,893	3,325	5,889
As more fully disclosed in Note H, Long-Term Debt, on May 17, 2010, the Company issued 5.2 million shares in conjunction with the Equity Purchase Contracts, whose holders were required to purchase common stock for $320.0 million cash. Prior to the May 17, 2010 settlement date, these shares were anti-dilutive as reported in the table above.
The Equity Purchase Contracts were not dilutive at any time prior to their maturity in May 2010 because the holders were required to pay the Company the higher of approximately $54.17 or then market price. Additionally, the Company has Convertible Notes outstanding which may result in the Company delivering shares of common stock in May 2012. As of October 2, 2010 and October 3, 2009, there were no shares related to the Convertible Notes included in the calculation of diluted earnings per share because the effect of these conversion options was not dilutive. The Company intends to net share settle the conversion value, if any, of these Convertible Notes at their maturity in May 2012. Furthermore, there is a convertible notes hedge in place which would fully offset any such shares that may be delivered pertaining to the Convertible Notes. These Convertible Notes as well as the related Equity Purchase Contracts and convertible notes hedge are discussed more fully in Note H, Long-Term Debt and Financing Arrangements of this Form 10-Q, as well as in Note H, Long-Term Debt and Financing Arrangements of The Stanley Works Form 10-K for the year ended January 2, 2010.
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
The purpose of the program is to provide liquidity to the Company. The Company accounts for these transfers as sales under Accounting Standards Codification (“ASC”) 860 “Transfers and Servicing”. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred purchase price receivable. At October 2, 2010, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.
As of October 2, 2010 and January 2, 2010, $30.6 million and $35.2 million of net receivables were derecognized. Net receivables sold amounted to $125.4 million and $371.4 million for the three and nine months ended October 2, 2010, respectively. These sales resulted in a pre-tax loss of $0.4 million and $1.1 million for the three and nine months ended October 2, 2010, respectively. Cash flows related to new transfers, collections of previously sold receivables, including deferred purchase price receivables, and all fees are settled one month in arrears, and netted to a $2.9 million payment to the Purchaser for the three months ended October 2, 2010 and a $4.6 million payment to the Purchaser for the nine months ended October 2, 2010. Servicing fees amounted to less than $0.1 million and $0.2 million for the three and nine months ended October 2, 2010, respectively. The Company’s risk of loss following the sale of the receivables is limited to the deferred purchase price, which was $25.4 million at October 2, 2010 and $17.7 million at January 2, 2010. The deferred purchase price receivable will be repaid in cash as receivables are collected, generally within 30 days, and as such the carrying value of the receivable recorded approximates fair value. Delinquencies and credit losses on receivables sold in 2010 were less than $0.1 million and $0.2 million for the three and nine months ended October 2, 2010, respectively. Cash inflows related to the deferred purchase price receivable totaled $44.9 million and $130.6 million for the three and nine months ended October 2, 2010, respectively. All cash flows under the program are reported as a component of changes in working capital within operating activities in the condensed consolidated statement of cash flows since all the cash from the Purchaser is either: 1) received upon the initial sale of the receivable; or 2) from the ultimate collection of the underlying receivables and the underlying receivables are not subject to significant risks, other than credit risk, given their short-term nature.
E. Inventories
The components of inventories at October 2, 2010 and January 2, 2010 are as follows (in millions):

	2010	2009
Finished products	$1,024.9	$252.8
Work in process	123.5	49.0
Raw materials	248.4	64.4

Total inventories	$1,396.8	$366.2

As more fully disclosed in Note F, Merger and Acquisitions, in connection with the Merger, the Company acquired inventory with a fair value of $1.071 billion.

F. Merger and Acquisitions
MERGER WITH BLACK & DECKER
On March 12, 2010 (the “merger date”), a wholly owned subsidiary of The Stanley Works (“Stanley”) was merged with and into Black & Decker, with the result that Black & Decker became a wholly owned subsidiary of The Stanley Works. As part of the Merger, Black & Decker stockholders received 1.275 shares of Stanley stock for each share outstanding as of the merger date. All of the outstanding Black & Decker shares and equity based awards were exchanged for Stanley shares and equity awards as part of the Merger. Fractional shares generated by the conversion ratio were cash settled for $0.3 million. After the exchange was completed, pre-merger Stanley shareowners retained ownership of 50.5% of the combined Company. In conjunction with consummating the Merger, the name of the combined Company was changed to “Stanley Black & Decker, Inc”.
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

The expected volatility is based on two equally weighted components: the first component is the average historical volatility which is based on daily observations and duration consistent with the expected life assumption; the second component is the market implied volatility of traded options. The average expected term of the option is based on historical employee stock option exercise behavior as well as the remaining contractual exercise term. The risk-free interest rate is based on U.S. treasury securities with maturities equal to the expected life of the option. The fair value of restricted stock and restricted stock units and other vested equity awards was $57.86 per share. Total compensation expense recognized during the three and nine months ended October 2, 2010 for the options, restricted stock, and restricted stock awards that were assumed as part of the Merger was $2.7 million and $6.2 million, respectively.
The transaction has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed be recognized at their fair values as of the merger date. The following table summarizes the estimated fair values of major assets acquired and liabilities assumed as part of the Merger:

(Millions of Dollars)	2010
Cash	$949.4
Accounts and notes receivable	907.2
Inventory	1,071.3
Prepaid expenses and other current assets	305.5
Property, plant and equipment	571.3
Trade names	1,505.5
Customer relationships	383.7
Licenses, technology and patents	112.3
Other assets	199.7
Short-term borrowings	(175.0)
Accounts payable	(479.6)
Accrued expenses and other current liabilities	(871.6)
Long-term debt	(1,657.1)
Post-retirement benefits	(762.8)
Deferred taxes	(309.9)
Other liabilities	(451.3)

Total identifiable net assets	$1,298.6
Goodwill	3,357.9

Total consideration transferred	$4,656.5

As of the merger date, the expected fair value of accounts receivable approximated the historical cost. The gross contractual receivable was $951.7 million, of which $44.5 million is not expected to be collectible.
The amount allocated to trade names includes $1.362 billion for indefinite-lived trade names. The weighted-average useful lives assigned to the finite-lived intangible assets are trade names — 14 years; customer relationships — 15 years; and licenses, technology and patents — 12 years.
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
The purchase price allocation for Black & Decker is preliminary and adjustments will continue to be made during the measurement period. The measurement period adjustments recorded in the third quarter of 2010 did not have a significant impact on the Company’s consolidated statements of operations, balance sheet, or cash flows. The additional purchase price adjustments that are anticipated pertain to the following, among other items.
•	Environmental remediation liabilities — completion of the assessment of these matters.

•	Tax liabilities relating to the repatriation of unremitted earnings — As of December 31, 2009 Black & Decker had not provided for income taxes on unremitted earnings of approximately $2.1 billion from its international subsidiaries. Concurrent with the Merger the Company has made a determination to repatriate certain of these funds, making such amounts subject to both U.S. income and foreign withholding taxes. The Company is in the process of determining the tax consequence of such repatriation in accordance with ASC 740-30 and believes that the Company will ultimately record an adjustment to net tax liabilities up to approximately $600 million. Given the uncertainty of the outcome and the preliminary nature of the evaluation of the possible tax consequences, no tax liability has currently been provided. The Company anticipates completion of its evaluation by the end of fiscal 2010.
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
OTHER 2010 ACQUISITIONS
In July 2010 the Company completed the acquisition of CRC-Evans International (“CRC Evans”) for $451.6 million, net of cash acquired and subject to certain adjustments including an earn-out provision with the previous CRC Evans’ shareholders. The net assets acquired, including $196.7 million of other intangible assets, is approximately $250.5 million and the related Goodwill is approximately $201.1 million. CRC Evans is a full line supplier of specialized tools, equipment and services used in the construction of large diameter oil and natural gas transmission pipelines. CRC Evans also sells and rents custom pipe handling and joint welding and coating equipment used in the construction of large and small diameter pipelines. The acquisition of CRC Evan’s diversifies the Company’s revenue base and provides the Company with a strategic and profitable growth platform. CRC Evans is included in the Company’s Industrial segment.
Under the earn-out provision, the total purchase price for CRC Evans is contingent upon 2010 earnings before interest, income taxes, depreciation and amortization. The earn-out performance period began on January 1, 2010 and ends on December 31, 2010. As of the acquisition date it was estimated that there would be no purchase price adjustment occurring at the end of the performance period. The probability of a significant increase or decrease in total consideration has been deemed to be equally unlikely. Accordingly, the Company has not recognized an asset or liability relating to contingent consideration. If there is a favorable or unfavorable change in consideration paid, relating to the contingent consideration feature of the purchase agreement, the resulting adjustment will be recorded as income or expense during the fourth quarter of 2010.
In March 2010, the Company completed the acquisition of Stanley Solutions de Sécurité (“SSDS”) (formerly known as ADT France) for $8.0 million, net of cash acquired. SSDS is a leading provider of security services, primarily for commercial businesses located in

France. SSDS has been consolidated into the Company’s Security segment. This acquisition added to our current business gives the Company the leading market share in France and expands the Company’s security footprint in Europe.
During 2010, the Company also completed five minor acquisitions, relating to the Company’s Industrial and Security segments. The combined purchase price of these acquisitions was $26.9 million.
The purchase accounting for the 2010 acquisitions is preliminary, principally with respect to finalization of intangible asset valuations, contingencies, deferred taxes, the valuation of property, plant and equipment and certain other items.
ACTUAL AND PRO FORMA IMPACT OF THE MERGER AND ACQUISITIONS
The following table presents information for the Black & Decker Merger and other 2010 acquisitions that is included in the Company’s consolidated statement of operations from the merger and acquisition dates through October 2, 2010 (in millions):

	Third Quarter		Year-to-Date
	2010		2010
Net sales	$1,386.8		$3,097.4
Earnings (loss) attributable to the Merger and acquisitions	$57.6	(A)	$(190.4	) (A)

(A)	The net earnings (loss) attributable to the Merger and acquisitions includes amortization of inventory step-up, restructuring charges and other merger-related items.
The following table presents supplemental pro forma information as if the Merger and acquisitions had occurred on January 3, 2010 for the nine months ended October 2, 2010. The comparative 2009 columns were prepared as if the Merger and acquisitions had occurred on January 2, 2009 for the three and nine months ended October 3, 2009. As such, both years presented include merger and acquisition related charges. The pro forma consolidated results are not necessarily indicative of what the Company’s consolidated net earnings would have been had the Company completed the Merger and acquisitions on January 3, 2010, or January 2, 2009. In addition the pro forma consolidated results do not purport to project the future results of the combined Company nor do they reflect the expected realization of any cost savings associated with the Merger and acquisitions.

	Third Quarter	Year-to-Date
(Millions of Dollars, except per share amounts)	2009	2010	2009
Net sales	$2,206.7	$7,099.7	$6,563.5
Net earnings (loss) attributable to the Merger and acquisitions	$74.1	$78.3	$(132.9)
Diluted earnings (loss) per share	$0.47	$0.54	$(0.84)
2010 Pro Forma Results — Year-to-date
The 2010 pro forma results were calculated by combining the results of Stanley Black & Decker with Black & Decker’s stand-alone results from January 3, 2010 through March 12, 2010. The pre-acquisition results of the acquisitions were also combined for their respective pre-acquisition periods. The following adjustments were made to account for certain costs which would have been incurred during this pre-Merger and pre-acquisition period.
•	Elimination of the historical pre-Merger and pre-acquisition intangible asset amortization expense and the addition of intangible asset amortization expense related to intangibles valued as part of the Merger and acquisitions that would have been incurred from January 3, 2010 to the merger and/or acquisition dates.

•	Additional expense for the inventory step-up which would have been amortized as the corresponding inventory was sold.

•	Additional expense relating to Merger-related compensation for key executives which would have been incurred from January 3, 2010 to March 12, 2010.

•	Reduced interest expense for the Black & Decker debt fair value adjustment which would have been amortized from January 3, 2010 to March 12, 2010.

•	Additional depreciation related to property, plant and equipment fair value adjustments that would have been expensed prior to the Merger and acquisitions commencement dates.
•	The modifications above were adjusted for the applicable tax impact.
2009 Pro Forma Results — Year-to-date and Third Quarter
The 2009 pro forma results were calculated by taking the historical financial results of The Stanley Works and adding the historical results of Black & Decker and the acquisitions. Additionally the following adjustments were made to account for certain costs that would have been incurred in 2009 had the Merger and acquisitions occurred on January 2, 2009.
•	Elimination of historical Black & Decker and acquisitions’ intangible asset amortization expense and addition of intangible asset amortization expense relating to intangibles valued as part of the Merger and acquisitions.

•	Added expense for the inventory step-up which would have been amortized as the corresponding inventory was sold.

•	Added the costs that were incurred to consummate the Merger and acquisitions during 2010.

•	Added the Merger and acquisition-related restructuring charges which were incurred during 2010.

•	Added compensation expense for Merger-related compensation for key executives.

•	Added depreciation expense related to property, plant, and equipment fair value adjustments.

•	Reduced interest expense for the debt fair value adjustment which would have been amortized during 2009.

•	The modifications above were adjusted for the applicable tax impact.
G. Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by segment are as follows (in millions):

	Construction
	& DIY	Industrial	Security	Total
Balance as of January 2, 2010	$206.6	$367.8	$1,244.0	$1,818.4
Goodwill associated with Black & Decker merger	2,553.1	398.6	406.2	3,357.9
Goodwill associated with other acquisitions	—	208.3	19.8	228.1
Foreign currency translation and other	(33.6)	(1.1)	(2.9)	(37.6)

Balance as of October 2, 2010	$2,726.1	$973.6	$1,667.1	$5,366.8

Intangible Assets
Intangible assets with definite lives at October 2, 2010 and January 2, 2010 were as follows (in millions):

	2010		2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized Intangible Assets — Definite lives
Patents and copyrights	$57.1	$(40.2)	$53.1	$(38.7)
Trade names	230.0	(45.6)	61.6	(35.1)
Customer relationships	1,238.6	(342.4)	680.5	(267.1)
Other intangible assets	187.7	(54.3)	58.0	(40.5)

Total	$1,713.4	$(482.5)	$853.2	$(381.4)

Total indefinite-lived trade names are $1.658 billion at October 2, 2010 and $304.6 million at January 2, 2010. This increase is attributable to the Merger.
Aggregate intangible assets amortization expense by segment is as follows (in millions):

	Third Quarter		Year-to-Date
	2010	2009	2010	2009
CDIY	$8.0	$1.3	$19.8	$2.3
Industrial	7.7	1.2	14.9	3.6
Security	24.0	24.3	71.1	72.0

Total	$39.7	$26.8	$105.8	$77.9

Future amortization expense for the next five years amounts to $41.9 million for the fourth quarter of 2010, $168.8 million for 2011, $157.7 million for 2012, $143.4 million for 2013, $128.5 million for 2014, and $590.6 thereafter.
H. Long-Term Debt and Financing Arrangements
At October 2, 2010 and January 2, 2010, short-term borrowings are as follows (in millions):

	2010	2009
Commercial paper program	$302.2	$87.0
Other short-term borrowings	3.5	3.4

Total	$305.7	$90.4

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
At October 2, 2010 and January 2, 2010, long-term debt is as follows (in millions):

	Interest Rate	2010	2009
Notes payable due 2010	5.00%	$—	$200.0
Notes payable due 2011	7.13%	414.7	—
Notes payable due 2012	4.90%	209.4	206.3
Convertible notes payable due in 2012	3 month LIBOR less 3.50%	302.4	294.5
Notes payable due 2013	6.15%	263.9	253.1
Notes payable due 2014	4.75%	312.8	—
Notes payable due 2014	8.95%	409.4	—
Notes payable due 2016	5.75%	325.2	—
Notes payable due 2028	7.05%	168.8	—
Notes payable due 2045 (subordinated)	5.90%	312.7	312.7
Notes payable due 2040	5.20%	399.7	—
Other loans through 2015	0.00% – 6.60%	22.0	26.1

Total long-term debt, including current maturities		$3,141.0	$1,292.7
Current maturities of long-term debt		421.8	208.0

Long-term debt		$2,719.2	$1,084.7

The Company acquired $1.832 billion of total debt and short-term borrowings in connection with the Merger which included $157.1 million to increase the debt balance to its estimated fair value. Principal amounts and maturities of the notes acquired in the Merger are: $400.0 million due in 2011, $300.0 million due in 2014, $350.0 million due in 2014, $300.0 million due in 2016 and $150.0 million due in 2028. $175.0 million of assumed short-term borrowings was repaid in April 2010 with the proceeds from additional commercial paper borrowings. The Company executed a full and unconditional guarantee of the existing debt of The Black & Decker Corporation and Black & Decker Holdings, LLC (this guarantee is applicable to all of the Black & Decker outstanding notes payable), and Black & Decker executed a full and unconditional guarantee of the existing debt of the Company, excluding the Company’s Junior Subordinated Debt, including for payments of principal and interest and as such these notes rank equally in priority with the Company’s unsecured and unsubordinated debt. Refer to Note U, Parent and Subsidiary Debt Guarantees, for additional information pertaining to these debt guarantees.
Aggregate annual principal maturities of long-term debt for each of the years from 2010 to 2014 are $5.8 million, $405.9 million, $524.0 million, $253.1 million, $653.3 million, respectively and $1.162 billion thereafter. These debt maturities represent the principal amounts to be paid and accordingly exclude the remaining $130.8 million of unamortized debt fair value adjustment as of October 2, 2010 which increased the Black & Decker debt, as well as $23.3 million of fair value adjustments and unamortized interest rate swap termination gains as described in Note I, Derivative Financial Instruments. These amounts are partially offset by $17.6 million of remaining accretion on the Stanley Convertible Notes as of October 2, 2010 that will gradually increase the debt to its $320.0 million principal amount due in May 2012 as discussed further in Note H, Long-Term Debt and Financing Arrangements of The Stanley Works Annual Report on Form 10-K for the fiscal year ended January 2, 2010.
On May 6, 2009, the Company repurchased $103.0 million of its Junior Subordinated Debt Securities for $58.7 million in cash. The pre-tax gain recorded associated with this extinguishment was $43.8 million, and the principal balance of the debt after this extinguishment at January 2, 2010 and October 2, 2010 was $312.7 million.
On August 31, 2010, the Company issued $400.0 million of senior unsecured Term Bonds, maturing on September 1, 2040. (“2040 Term Bonds”) with fixed interest payable semi-annually, in arrears at a rate of 5.20% per annum. The 2040 Term Bonds rank equally with all of the Company’s existing and future unsecured and unsubordinated debt. The 2040 Term Bonds are guaranteed on a senior unsecured basis by The Black & Decker Corporation, a subsidiary of the Company. The 2040 Term Bonds are not obligations of or guaranteed by any of the Company’s other subsidiaries. As a result, the 2040 Term Bonds are structurally subordinated to all debt and other liabilities of the Company’s subsidiaries other than The Black & Decker Corporation. The Company received net proceeds of $396.3 million which reflects a discount of $0.3 million to achieve a 5.20% interest rate and paid $3.4 million of fees associated with the transaction. The Company used the net proceeds from the offering primarily to reduce borrowings under its existing commercial paper program. The 2040 Term Bonds include a Change of Control provision that would apply should a Change of Control event (as defined in the Indenture governing the 2040 Term Bonds) occur. The Change of Control provision states that the holders of the Term Bonds may require the Company to repurchase, in cash, all of the outstanding 2040 Term Bonds for a purchase price at 101.0% of the original principal amount, plus any accrued and unpaid interest outstanding up to the repurchase date.
Equity Units: The terms of the Company’s Equity Units, including the Convertible Notes and Equity Purchase Contracts are more fully described in Note H, Long-Term Debt and Financing Arrangements, in The Stanley Works 2009 Annual Report on Form 10-K.
Convertible Notes: In May 2010, the Company completed the contractually required remarketing of the $320.0 million of Convertible Notes. Holders of $8.7 million of the Convertible Notes elected to participate in the remarketing. Following the remarketing, the Convertible Notes will bear interest at an annual rate of 3-month LIBOR minus 3.5%, reset quarterly (but not less than zero).
Equity Purchase Contracts: Pursuant to the terms of the Equity Purchase Contracts element of the Equity Units, the Company received $320.0 million in cash proceeds on May 17, 2010 when the holders of the Equity Units satisfied their obligation under the Equity Purchase Contracts to purchase shares of Stanley Black & Decker common stock. There were 5,180,776 common shares issued at $61.77 per share.
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
A summary of the fair value of the Company’s derivatives recorded in the Consolidated Balance Sheets is as follows (in millions):

	Balance Sheet			Balance Sheet
	Classification	10/2/10	1/2/10	Classification	10/2/10	1/2/10
Derivatives designated as hedging instruments:
Interest Rate Contracts Cash Flow	Other current assets	$—	$—	Accrued expenses	$—	$2.2
	LT other assets	—	7.3	LT other liabilities	48.9	—
Interest Rate Contracts Fair Value	Other current assets	4.5	4.5	Accrued expenses	—	—
	LT other assets	13.8	0.1	LT other liabilities	—	2.7
Foreign Exchange Contracts Cash Flow	Other current assets	1.4	0.1	Accrued expenses	30.3	31.2
	LT other assets	—	—	LT other liabilities	—	—
Net Investment Hedge	Other current assets	13.5	—	Accrued expenses	25.9	29.1

		$33.2	$12.0		$105.1	$65.2

Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$30.5	$18.5	Accrued expenses	$57.1	$19.5
	LT other assets	—	2.8	LT other liabilities	5.1	—

		$30.5	$21.3		$62.2	$19.5

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
During the nine months ended October 2, 2010, significant cash flows related to derivatives including those that are separately discussed in Cash Flow Hedges, Net Investment Hedges and Undesignated Hedges below resulted in net cash paid of $47.2 million. The Company also received $30.0 million in March 2010 from the termination of $325.0 million notional of fixed to variable interest rate swaps that become undesignated at the merger date and as a result the cash inflow was reported within investing activities in the consolidated statement of cash flows. In the first quarter of 2009, significant cash flows related to derivatives included a cash payment of $10.5 million on a Great Britain pound currency swap maturity.
CASH FLOW HEDGES There was a $69.5 million after-tax loss and a $4.8 million after-tax gain reported for cash flow hedge effectiveness in Accumulated other comprehensive income as of October 2, 2010 and January 2, 2010, respectively. A loss of $11.7 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next 12 months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies and interest rates through the maturity dates.
The tables below detail pre-tax amounts reclassified from Accumulated other comprehensive income into earnings for active derivative financial instruments during the periods in which the underlying hedged transactions affected earnings for the nine months ended October 2, 2010 and October 3, 2009 (in millions):

		Classification of	Gain (Loss)	Gain (Loss)
		Gain (Loss)	Reclassified from	Recognized in
	Gain (Loss)	Reclassified from	OCI to Income	Income
Year-to-date 2010	Recorded in OCI	OCI to Income	(Effective Portion)	(Ineffective Portion*)
Interest Rate Contracts	$(56.4)	Interest expense	$(1.6)	$—
Foreign Exchange Contracts	$(11.0)	Cost of sales	$1.0	$—
Foreign Exchange Contracts	$6.5	Other, net	$7.9	$—

		Classification of	Gain (Loss)	Gain (Loss)
		Gain (Loss)	Reclassified from	Recognized in
	Gain (Loss)	Reclassified from	OCI to Income	Income
Year-to-date 2009	Recorded in OCI	OCI to Income	(Effective Portion)	(Ineffective Portion*)
Interest Rate Contracts	$(0.1)	Interest expense	$(3.5)	$—
Foreign Exchange Contracts	$(0.4)	Cost of sales	$4.8	$—
Foreign Exchange Contracts	$(10.3)	Other, net	$(6.4)	$—

*	Includes ineffective portion and amount excluded from effectiveness testing.

For the third quarter and first nine months of 2010, the hedged items’ impact to the income statement was a gain of $14.8 million and a loss of $7.9 million, respectively, in Other, net and losses of $0.7 million and $1.0 million, respectively, in Cost of sales. For the third quarter and first nine months of 2009, the hedged items’ impact to the income statement was a gain of $6.4 million and $7.3 million, respectively, in Other, net and a loss of approximately $0.9 million and $4.8 million, respectively, in Cost of sales. There was no impact related to the interest rate contracts’ hedged items for any period presented. The impact of de-designated hedges was less than $0.1 million for the third quarter and first nine months of 2010. The impact of de-designated hedges was a pre-tax loss of $0.1 million and $0.9 million for the third quarter and first nine months of 2009, respectively.
For the third quarter and first nine months of 2010, an after-tax loss of $8.0 million and a gain of $4.6 million, respectively, was reclassified from Accumulated other comprehensive income into earnings (inclusive of the gain/loss amortization on terminated derivative financial instruments) during the periods in which the underlying hedged transactions affected earnings. For the third quarter and first nine months of 2009, an after-tax loss of $6.0 million and $4.2 million, respectively, was reclassified from Accumulated other comprehensive income into earnings during the periods in which the underlying hedged transactions affected earnings.
Interest Rate Contracts
The Company enters into interest rate swap agreements in order to obtain the lowest cost source of funds within a targeted range of variable to fixed-rate debt proportions. At October 2, 2010, the Company had $400.0 million of forward starting swaps outstanding fixing the interest rate on the expected refinancing of debt in 2012. At January 2, 2010, the Company had outstanding contracts fixing the interest rate on its $320.0 million floating rate convertible notes and $400.0 million of forward starting swaps outstanding fixing the interest rate on the expected refinancing of debt in 2012.
In connection with the August 31, 2010 issuance of the $400 million of senior unsecured 2040 Term Bonds, as discussed in Note H, Long Term Debt and Financing Arrangements, the Company terminated two forward-starting interest rate swaps resulting in cash payments of $48.4 million. This loss ($30.0 million on an after-tax basis) was recorded in Accumulated other comprehensive income and will be amortized to earnings over the first ten years in which the interest expense related to the 2040 Term Bonds is recognized. The cash flows stemming from the termination of such interest rate swaps designated as cash flow hedges are presented within financing activities in the consolidated statement of cash flows.
Foreign Currency Contracts
Forward contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from subsidiaries with non-U.S. dollar functional currencies which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases of inventory. Gains and losses reclassified from Accumulated other comprehensive income for the effective and ineffective portions of the hedge as well as any amounts excluded from effectiveness testing are recorded in Cost of sales. At October 2, 2010, the notional value of the forward currency contracts outstanding was $180.5 million, of which $70.5 million has been de-designated, maturing at various dates through 2011. As of January 2, 2010, there were no outstanding hedge contracts.
Currency swaps: The Company and its subsidiaries have entered into various inter-company transactions whereby the notional values are denominated in currencies other than the functional currencies of the party executing the trade. In order to better match the cash flows of its inter-company obligations with cash flows from operations, the Company enters into currency swaps. The notional value of the currency swaps used to hedge the exposure was $150.0 million on both October 2, 2010 and January 2, 2010. These contracts mature in November 2010.
Purchased Option Contracts: The Company and its subsidiaries have entered into various inter-company transactions whereby the notional values are denominated in currencies other than the functional currencies of the party executing the trade. In order to better match the cash flows of its inter-company obligations with cash flows from operations, the Company enters into purchased option contracts. The U.S. dollar equivalent notional value of option contracts outstanding as of October 2, 2010 was $109.4 million, of which $36.7 has been de-designated, maturing at various dates through 2011. There were no such outstanding option contracts as of January 2, 2010.
FAIR VALUE HEDGES
Interest Rate Risk: In an effort to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, the Company enters into interest rate swaps. The notional value of open contracts for all periods presented was $450.0 million. A summary of the fair value adjustments relating to these swaps is as follows (in millions):

	Third Quarter 2010		Year-to-Date 2010
Income Statement	Gain/(Loss) on	Gain /(Loss) on	Gain/(Loss) on	Gain /(Loss) on
Classification	Swaps	Borrowings	Swaps	Borrowings
Interest Expense	$5.8	$(5.8)	$12.1	$(12.1)

	Third Quarter 2009		Year-to-Date 2009
Income Statement	Gain/(Loss) on	Gain /(Loss) on	Gain/(Loss) on	Gain /(Loss) on
Classification	Swaps	Borrowings	Swaps	Borrowings
Interest Expense	$5.4	$(5.4)	$(0.5)	$0.5
In addition to the amounts in the table above, the net swap accruals for each period and amortization of the gains on terminated swaps are also reported in interest expense and totaled $2.9 million and $8.8 million reported as a reduction of interest expense for the third quarter and first nine months of 2010, respectively, and $2.9 million and $8.7 million reported as a reduction of interest expense for the third quarter and first nine months of 2009, respectively. Interest expense on the underlying debt was $6.3 million and $18.9 million for the third quarter and first nine months of 2010, respectively, and $6.3 million and $18.9 million for the third quarter and first nine months of 2009, respectively.
NET INVESTMENT HEDGES
Foreign Exchange Contracts: The Company utilizes net investment hedges to offset the translation adjustment arising from remeasurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive income were a loss of $28.3 million at October 2, 2010 and a loss of $11.8 million at January 2, 2010. As of October 2, 2010, the Company had foreign exchange contracts that mature in March 2011 with notional values totaling $223.1 million outstanding hedging a portion of its euro denominated net investment and foreign exchange contracts that mature at various dates through January 2011 with notional values of $1.1 billion outstanding hedging a portion of its pound sterling denominated net investment. The Company had foreign exchange contracts mature in the third quarter and year-to-date periods of 2010 resulting in cash receipts of $28.2 million and $44.0 million, respectively. The Company had a foreign exchange contract mature in the first quarter of 2010 resulting in a cash payment of $16.1 million. Gains and losses on net investment hedges remain in Accumulated other comprehensive income until disposal of the underlying assets. The details of the pre-tax amounts are below (in millions):

	Third Quarter 2010			Year-to-Date 2010
		Effective	Ineffective		Effective	Ineffective
	Amount	Portion	Portion*	Amount	Portion	Portion*
	Recorded	Recorded in	Recorded in	Recorded in	Recorded in	Recorded in
Income Statement	in OCI	Income	Income	OCI	Income	Income
Classification	Gain (Loss)	Statement	Statement	Gain (Loss)	Statement	Statement
Other, net	$(79.1)	$—	$—	$(24.8)	$—	$—

	Third Quarter 2009			Year-to-Date 2009
		Effective	Ineffective		Effective	Ineffective
	Amount	Portion	Portion*	Amount	Portion	Portion*
	Recorded	Recorded in	Recorded in	Recorded in	Recorded in	Recorded in
Income Statement	in OCI	Income	Income	OCI	Income	Income
Classification	Gain (Loss)	Statement	Statement	Gain (Loss)	Statement	Statement
Other, net	$(9.0)	$—	$—	$(12.0)	$—	$—

*	Includes ineffective portion and amount excluded from effectiveness testing.

UNDESIGNATED HEDGES
Foreign Exchange Contracts: Currency swaps and foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the contracts outstanding at October 2, 2010 was $2.4 billion of forward contracts and $222.4 million in currency swaps, maturing at various dates primarily through September 2011 with one currency swap maturing in December 2014. Significant cash flows related to undesignated hedges during the nine months ended October 2, 2010 included net cash paid of $26.6 million. The income statement impacts related to derivatives not designated as hedging instruments for 2010 and 2009 are as follows (in millions):

Derivatives Not		Third Quarter 2010	Year-to-Date 2010
Designated as		Amount of Gain (Loss)	Amount of Gain (Loss)
Hedging	Income Statement	Recorded in Income on	Recorded in Income on
Instruments under ASC 815	Classification	Derivative	Derivative
Foreign Exchange Contracts	Other, net	$50.9	$18.0
	Cost of Sales	$(0.5)	$2.2

Derivatives Not		Third Quarter 2009	Year-to-Date 2009
Designated as		Amount of Gain (Loss)	Amount of Gain (Loss)
Hedging	Income Statement	Recorded in Income on	Recorded in Income on
Instruments under ASC 815	Classification	Derivative	Derivative
Foreign Exchange Contracts	Other, net	$(3.1)	$(7.7)
Commodity Contracts: Commodity contracts were used to manage price risks related to material purchases — primarily zinc and copper — used in the manufacturing process. The objective of the contracts was to reduce the variability of cash flows associated with the forecasted purchase of these commodities. In conjunction with the Merger, the Company assumed commodity contracts with a total notional amount of 7.4 million pounds. During the second quarter of 2010, all commodity contracts matured or were terminated. No notional amounts were outstanding as of October 2, 2010. The income statement impacts related to commodity contracts not designated as hedging instruments were as follows (in millions):

Derivatives Not		Third Quarter 2010	Year-to-Date 2010
Designated as		Amount of Gain (Loss)	Amount of Gain (Loss)
Hedging	Income Statement	Recorded in Income on	Recorded in Income on
Instruments under ASC 815	Classification	Derivative	Derivative
Commodity Contracts	Other, net	$—	$(1.3)
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

The expected volatility is based on two equally weighted components: the first component is the average historical volatility which is based on daily observations and duration consistent with the expected life assumption; the second component is the market implied volatility of traded options. The average expected term of the option is based on historical stock option exercise behavior as well as the remaining contractual exercise term. The risk-free interest rate is based on U.S. treasury securities with maturities equal to the expected life of the option. Total compensation expense incurred during the three and nine months ended October 2, 2010 for this option grant was $1.4 million and $3.0 million, respectively. Total remaining unrecognized compensation expense relating to this award is $13.4 million which will be expensed over the remaining vesting period.
Additionally, the Company expensed $1.4 million and $3.2 million, for the three and nine months ended October 2, 2010, in stock-based compensation related to the options that were exchanged as part of the Merger. Refer to Note F, Merger and Acquisitions for further details.
Restricted Share Units: During the first and second quarters of 2010, grants of restricted share units (“RSUs”) were made in connection with the Merger totaling 1.1 million share units. The vast majority of the RSUs granted in 2010 vest 50% at the end of the fourth year and 50% on the fifth anniversary of the grant date. The weighted-average grant date fair value of the RSUs is $57.71 resulting in total compensation expense to be recognized of $61.2 million over the service period. During the three and nine months ended October 2, 2010, $4.0 million and $31.8 million, respectively, of expense was recognized for these RSUs. Certain employees are retirement-eligible, such that under the terms of the grant they retain their awards even if they retire prior to the end of the vesting period; and consequently, such awards are expensed immediately on the grant date. Approximately $23.7 million of the expense recognized during the first half of 2010 relates to employees who were either retirement eligible at the grant date or became retirement eligible during that period and there was no such expense recognized in the third quarter of 2010.
As discussed in Note F, Merger and Acquisitions, the Company assumed 0.4 million restricted stock units and awards as part of the Merger. Accordingly, the Company expensed $1.3 million and $3.0 million in stock-based compensation for the three and nine months ended October 2, 2010, respectively, related to these awards.
K. Equity Option
In January 2009, the Company purchased from financial institutions over the counter 15 month capped call options, subject to adjustments for standard anti-dilution provisions, on 3.0 million shares of its common stock for an aggregate premium of $16.4 million, or an average of $5.47 per option. The purpose of the capped call options was to reduce share price volatility on potential future share repurchases by establishing the prices at which the Company could elect to repurchase 3.0 million shares in the 15 month term. In accordance with ASC 815-40, the premium paid was recorded as a reduction to Shareowners’ equity. The contracts for each of the three series of options generally provided that the options could, at the Company’s election, be cash settled, physically settled or net-share settled (the default settlement method). Each series of options had various expiration dates within the month of March 2010. In August 2009, 886,629 options were terminated and in December 2009, an additional 2,000,000 options were terminated as more fully described in Note J of The Stanley Works Annual Report on Form 10-K for the fiscal year ended January 2, 2010. There were 113,371 options outstanding at January 2, 2010. Because the market price of the Company’s common stock was above the applicable upper strike price, the value per option to the Company was the difference between the applicable upper strike price and lower strike price. The remaining options were automatically exercised and net-share settled in March 2010 using an average share price of $58.76 and a fair value of $1,673,265. The terminations occurred above the upper strike price, maximizing the intrinsic value of the contracts. These terminations resulted in 28,477 shares being delivered to the Company which was recorded in Shareowners’ equity.

L. Net Periodic Benefit Cost — Defined Benefit Plans
Following are the components of net periodic benefit cost for the three and nine months ended October 2, 2010 and October 3, 2009 (in millions):

	Third Quarter
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2010	2009	2010	2009	2010	2009
Service cost	$5.6	$0.4	$3.2	$1.1	$0.2	$0.1
Interest cost	18.5	2.4	12.5	3.4	1.4	0.2
Expected return on plan assets	(15.6)	(1.7)	(11.2)	(3.9)	—	—
Amortization of transition liability	—	—	—	0.1	—	—
Amortization of prior service cost/(credit)	0.4	0.3	0.1	—	—	—
Amortization of net loss (gain)	0.5	0.7	1.1	0.6	(0.1)	(0.1)
Curtailment loss (gain)	—	—	0.5	(1.4)	—	—

Net periodic benefit cost	$9.4	$2.1	$6.2	$(0.1)	$1.5	$0.2

	Year-to-Date
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2010	2009	2010	2009	2010	2009
Service cost	$12.9	$1.9	$7.5	$2.8	$0.8	$0.6
Interest cost	43.3	7.4	30.2	9.8	3.4	0.9
Expected return on plan assets	(36.6)	(5.0)	(27.5)	(11.0)	—	—
Amortization of transition liability	—	—	—	0.1
Amortization of prior service cost/(credit)	0.8	0.9	0.1	—	(0.1)	(0.1)
Amortization of net loss (gain)	1.5	2.2	3.1	1.8	(0.1)	(0.1)
Curtailment loss (gain)	—	0.5	1.4	(1.4)	—	—

Net periodic benefit cost	$21.9	$7.9	$14.8	$2.1	$4.0	$1.3

As discussed in Note F, Merger and Acquisitions, the Company assumed obligations for pension and post-retirement benefits associated with the Merger. The Black & Decker plan assets and projected benefit obligations are $1.1 billion and $1.9 billion, respectively. The Black & Decker defined benefit plan assets are primarily invested in equity securities and fixed income securities. The Company does not believe there is a significant concentration risk within the plan assets given the diversification of asset types, fund strategies, and fund managers. The Company is using a weighted-average long-term rate of return assumption of 8.0% for the U.S. plans and 7.0% for the non-U.S. plans in the determination of fiscal 2010 net periodic benefit expense. The Company expects to contribute approximately $100 million to its pension and post retirement benefit plans in 2010 but is considering making certain additional voluntary contributions in the fourth quarter of 2010.
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
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of the hierarchy levels (millions of dollars):

				Total Carrying
	Level 1	Level 2	Level 3	Value
October 2, 2010:
Money market funds	$384.9	$—	$—	$384.9
Derivative assets	$—	$63.7	$—	$63.7
Derivative liabilities	$—	$167.3	$—	$167.3

January 2, 2010:
Money market funds	$210.8	$—	$—	$210.8
Derivative assets	$—	$33.3	$—	$33.3
Derivative liabilities	$—	$84.7	$—	$84.7
The following table presents the fair value and the hierarchy levels for assets and liabilities that were measured at fair value on a non-recurring basis during 2010 (millions of dollars):

					Total Gains (Losses)
	October 2, 2010	Level 1	Level 2	Level 3	Third Quarter	Year to Date
Long-lived assets held and used	$33.5	$—	$—	$33.5	$(14.6)	$(22.4)
In accordance with the provisions of ASC 820, long-lived assets with a carrying amount of $55.9 million were written down to an estimated fair value of $33.5 million during the nine months ended October 2, 2010. This was a result of restructuring-related asset impairments more fully described in Note O, Restructuring and Asset Impairments. Fair value for these impaired production assets was based on the present value of discounted cash flows. This included an estimate for future cash flows as production activities are phased out as well as auction values (prices for similar assets) for assets where use has been discontinued or future cash flows are minimal.
A summary of the Company’s financial instruments carrying and fair values at October 2, 2010 and January 2, 2010 follows. Refer to Note I, Derivative Financial Instruments for more details regarding derivative financial instruments, and Note H, Long-Term Debt and Financing Arrangements, for more information regarding carrying values of the Long-term debt shown below.

	2010		2009
	Carrying	Fair	Carrying	Fair
(millions of dollars)	Value	Value	Value	Value
Assets:
Money market funds	$384.9	$384.9	$210.8	$210.8
Derivative assets	$63.7	$63.7	$33.3	$33.3
Liabilities:
Derivative liabilities	$167.3	$167.3	$84.7	$84.7
Long-term debt, including current portion	$3,141.0	$3,310.4	$1,292.7	$1,282.3
The fair value of money market funds is based on quoted market prices for identical or similar assets. The fair values of derivative assets and liabilities are based on current settlement values for identical or similar assets and liabilities. The fair value of Long-term debt is based on recent third party market transactions (i.e., trades of the Company’s debt) and other observable market inputs.

As discussed in Note D, Accounts and Notes Receivable, the Company has a deferred purchase price receivable related to sales of trade receivables. The deferred purchase price receivable will be repaid in cash as receivables are collected, generally within 30 days, and as such the carrying value of the receivable approximates fair value.
N. Other Costs and Expenses
Other, net is primarily comprised of intangible asset amortization expense, gains and losses on asset dispositions, certain foreign currency gains and losses, acquisition-related expenses, and environmental expense. Refer to Note G, Goodwill and Intangible Assets, for information on intangible asset amortization expense. For the three and nine months ended October 2, 2010, $8.0 million and $51.7 million, respectively, was recorded to Other, net for certain investment banking fees, other transaction-related costs and advisory consulting fees (acquisition deal costs) that related to the Merger and other 2010 acquisitions.
O. Restructuring and Asset Impairments
At October 2, 2010, restructuring reserves totaled $118.9 million. A summary of the restructuring reserve activity from January 2, 2010 to October 2, 2010 is as follows (in millions):

			Net
	1/2/10	Acquisitions	Additions	Usage	Currency	10/2/10
2010 Actions
Severance and related costs	$—	$—	$173.6	$(87.8)	$1.9	$87.7
Asset impairments	—	—	22.4	(22.4)	—	—
Facility closure	—	—	2.5	—	—	2.5
Other	—	—	5.9	(3.9)	—	2.0

Subtotal 2010 actions	—	—	204.4	(114.1)	1.9	92.2

Pre-2010 Actions
Severance and related costs	44.3	8.1	0.5	(24.8)	(3.1)	25.0
Asset impairments			—	—	—	—
Facility closure	1.9	—	3.1	(3.8)	—	1.2
Other	0.2	0.8	—	(0.5)	—	0.5

Subtotal Pre-2010 actions	46.4	8.9	3.6	(29.1)	(3.1)	26.7

Total	$46.4	$8.9	$208.0	$(143.2)	$(1.2)	$118.9

2010 Actions: In the first nine months of 2010, the Company recognized $190.1 million of restructuring charges and asset impairments associated with the Black & Decker merger and acquisition of SSDS. Of those charges, $163.1 million relates to severance charges associated with the reduction of 2,000 employees, $18.6 million relates to asset impairments, $2.5 million relates to facility closure costs, and $5.9 million represents other charges. For the three months ended October 2, 2010 the Company recognized $21.5 million of restructuring charges and asset impairments associated with the Black & Decker merger and acquisition of SSDS, of which $5.6 million relates to severance charges associated with the reduction of 300 employees, $14.4 million relates to asset impairments, and $1.5 million represents other charges.
In addition, the Company continued to initiate cost reduction actions in the first nine months of 2010 that were not associated with the Black & Decker merger and SSDS acquisition, resulting in severance and related charges of $10.5 million pertaining to the reduction of approximately 300 employees and asset impairment charges of $3.8 million. Such restructuring actions initiated in the three months ended October 2, 2010 resulted in severance charges of $0.8 million associated with the reduction of approximately 30 employees.
Of the $204.4 million recognized for these 2010 actions, $114.1 million has been utilized to date, with $92.2 million of reserves remaining as of October 2, 2010, which are expected to be utilized in 2010 and 2011. Usage includes $15.0 million the majority of which ultimately will entail cash payment in a future period as it relates to a defined benefit plan for severed Black & Decker executives which is classified in Post-Retirement Benefits on the Consolidated Balance Sheet.
Pre-2010 Actions: As more fully disclosed in Note O of The Stanley Works Annual Report on Form 10-K for the year ended January 2, 2009, during 2009 and 2008 the Company initiated cost reduction actions in various businesses in response to sales volume declines associated with the economic recession. Charges recognized in the third quarter and year-to-date 2010 periods for these initiatives amounted to $2.5 million and $3.6 million, respectively.

As of January 2, 2010, the reserve balance related to these pre-2010 actions totaled $46.4 million. As a result of the Merger and the acquisition of SSDS, the Company has assumed $8.9 million of restructuring reserves recorded by those companies prior to the Merger and acquisition.
Utilization of the reserve balance related to Pre-2010 actions, including usage of those reserves acquired in purchase accounting, was $29.1 million in the first nine months of 2010. The remaining reserve balance of $26.7 million is expected to be utilized predominantly in 2010.
Segments: The $208.0 million of charges recognized in the first nine months of 2010 includes, $122.3 million pertaining to the CDIY segment; $43.4 million pertaining to the Security segment; $3.6 million pertaining to the Industrial segment; and $38.7 million pertaining to non-operating entities.
P. Income Taxes
The reconciliation of the U.S. federal statutory income tax to the income taxes on continuing operations for the three and nine months ended October 2, 2010 and October 3, 2009 is as follows:

	Third Quarter		Year-to-Date
(Millions of Dollars)	2010	2009	2010	2009
Tax at statutory rate	$58.8	$27.9	$24.6	$80.9
State income taxes, net of federal benefits	1.9	1.6	3.3	4.7
Difference between foreign and federal income tax	(29.0)	(6.9)	(74.6)	(23.0)
Tax accrual reserve	3.0	(3.3)	9.8	(2.3)
Unbenefited tax losses	4.5	—	11.1	—
Audit settlements	—	—	(35.7)	—
Foreign dividends and related items	0.2	—	8.6	—
Statutory income tax rate change	1.5	—	1.5	—
Merger-related amortization tax rate differential	0.6	—	9.0	—
Non-deductable merger-related costs	2.6	—	47.9	—
Other, net	0.7	(1.6)	3.8	(2.2)

Income taxes on continuing operations	$44.8	$17.7	$9.3	$58.1

The Company recognized income tax expense of $44.8 million and $9.3 million for the three and nine months ended October 2, 2010, respectively. The income tax expense for the 2010 year-to-date period includes a benefit attributable to a favorable settlement of a legacy Black & Decker income tax audit in June 2010, due to a change in facts and circumstances that did not exist at the acquisition date. In addition, the effective tax rate differs from the statutory rate for the third quarter and year to date primarily due to differences between the Company’s foreign entities statutory tax rates and various non-deductible transaction costs and other restructuring items. In particular, actual or expected merger-related payments are not eligible for tax benefit under IRC Section 280G or IRC Section 162(m) limits.
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

In the third quarter 2010, the Company recorded an increase of $26 million to its existing tax reserves from the Black & Decker Merger with an offsetting adjustment to goodwill for the Company’s estimate as it relates to settlement and other factors of certain tax reserves that existed prior to the Merger.
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
The Industrial segment manufactures and markets professional industrial and automotive mechanics tools and storage systems, metal and plastic fasteners and engineered fastening systems, hydraulic tools and accessories, plumbing, heating and air conditioning tools, assembly tools and systems; and specialty tools. These products are sold to industrial customers including automotive, transportation, electronics, aerospace, machine tool and appliance industries and distributed through third party distributors as well as direct sales forces. As discussed in Note F, Merger and Acquisitions, in July 2010 the Company completed the acquisition of CRC Evans a full line supplier of specialized tools, equipment and services used in the construction of large diameter oil and natural gas transmission pipelines. CRC Evans also sells and rents custom pipe handling and joint welding and coating equipment used in the construction of large and small diameter pipelines. CRC Evans’ operations are presented within the Industrial segment and reflect activity since the acquisition date.
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

	Third Quarter		Year to Date
	2010	2009	2010	2009
NET SALES
Construction & DIY	$1,289.3	$327.5	$3,173.0	$955.0
Security	563.1	402.7	1,548.4	1,167.0
Industrial	516.7	205.3	1,275.3	645.7

Total	$2,369.1	$935.5	$5,996.7	$2,767.7

SEGMENT PROFIT
Construction & DIY	$164.0	$48.4	$333.6	$113.7
Security	87.2	83.7	219.0	228.7
Industrial	75.5	18.8	160.6	62.6

Segment Profit	326.7	150.9	713.2	405.0
Corporate Overhead	(55.0)	(15.9)	(183.3)	(50.3)

Total	$271.7	$135.0	$529.9	$354.7

Other, net	(52.3)	(33.6)	(182.3)	(95.1)
Restructuring charges and asset impairments	(24.8)	(6.6)	(208.0)	(25.6)
Gain on debt extinguishment	—	—	—	43.8
Interest expense	(29.2)	(15.5)	(75.3)	(48.7)
Interest income	2.5	0.5	5.9	2.1

Earnings from continuing operations before income taxes	$167.9	$79.8	$70.2	$231.2

The Company recorded $13.3 million and $172.6 million in cost of sales for the three and nine months ended October 2, 2010 associated with the inventory step-up amortization stemming from the turn of acquired inventory which was recorded in purchase accounting at its fair value. The non-cash inventory step-up amortization reduced 2010 segment profit by $5.0 million in CDIY, $3.9 million in Security and $4.4 million in Industrial for the three months ended October 2, 2010, and $125.3 million in CDIY, $24.9 million in Security and $22.4 million in Industrial for the nine months ended October 2, 2010.
Additionally, the Company recorded facility closure-related and other charges associated with other 2010 acquisitions of $0.8 million in CDIY, $5.9 million in Security and $0.4 million in Industrial for the three months ended October 2, 2010, and $0.8 million in CDIY, $11.9 million in Security and $0.4 million in Industrial for the nine months ended October 2, 2010.
Corporate overhead for the three and nine months ended October 2, 2010 includes $7.5 million and $72.2 million, respectively, of charges pertaining primarily to certain merger-related executive compensation and Black & Decker integration costs.
The following table is a summary of total assets by segment for the periods ended October 2, 2010 and January 2, 2010:

	2010	2009
SEGMENT ASSETS

Construction & DIY	$6,750.6	$819.5
Security	3,385.9	2,430.9
Industrial	2,737.0	1,069.1

	12,873.5	4,319.5
Corporate assets	1,999.2	449.6

Consolidated	$14,872.7	$4,769.1

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
In connection with the Merger, the Company assumed certain commitments and contingent liabilities. Black & Decker was involved in lawsuits in the ordinary course of business, which primarily involve claims for damages arising out of the use of Black & Decker’s products and allegations of patent and trademark infringement. Black & Decker also was involved in litigation and administrative proceedings involving employment matters, commercial disputes and income tax matters. Some of these lawsuits include claims for punitive as well as compensatory damages. Additionally, Black & Decker is a party to litigation and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Some of these assert claims for damages and liability for remedial investigations and clean-up costs with respect to sites that have never been owned or operated by Black & Decker but at which Black & Decker has been identified as a potentially responsible party. Other matters involve current and former manufacturing facilities. The Company is currently assessing the fair value of those acquired environmental liabilities and as such the amounts reflected in the Consolidated Balance Sheet with respect to purchase accounting is preliminary.

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
The estimated remediation costs related to this Centredale site (including the EPA’s past costs as well as costs of additional investigation, remediation, and related costs, less escrowed funds contributed by PRPs who have reached settlement agreements with the EPA), which the Company considers to be probable and reasonably estimable, range from approximately $50.5 million to $100 million, with no amount within that range representing a more likely outcome. The Company’s reserve for this environmental remediation matter of $50.5 million reflects the probability that the Company will be identified as the principal financially viable PRP upon issuance of the EPA draft Feasibility Study Report. The Company has not yet determined the extent to which it will contest the EPA’s claims with respect to this site. Further, to the extent that the Company agrees to perform or finance remedial activities at this site, it will seek participation or contribution from additional PRPs and insurance carriers. As the specific nature of the environmental remediation activities that may be mandated by the EPA at this site have not yet been determined, the ultimate remedial costs associated with the site may vary from the amount accrued by the Company at October 2, 2010.
The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of October 2, 2010 and January 2, 2010, the Company had reserves of $130.4 million and $29.7 million, respectively, primarily for remediation activities associated with Company-owned properties as well as for Superfund sites. The range of environmental remediation costs that is reasonably possible is $113 million to $222 million which is subject to change in the near term.
S. Guarantees
The Company’s financial guarantees at October 2, 2010 are as follows (in millions):

		Maximum	Liability
	Term	Potential Payment	Carrying Amount
Guarantees on the residual values of leased properties	1 – 5 years	$37.5	$—
Standby letters of credit	Up to 3 years	$59.4	$—
Commercial customer financing arrangements	Up to 6 years	$17.7	$13.6
Guarantee on the residual value of aircraft	Less than 9 years	$24.2	$—

		$138.8	$13.6

The Company has guaranteed a portion of the residual value arising from its synthetic lease and U.S. master personal property lease programs. The lease guarantees aggregate $37.5 million while the fair value of the underlying assets is estimated at $43.8 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these lease guarantees.

The Company has issued $59.4 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs.
The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors for their initial purchase of the inventory and trucks necessary to function as a distributor. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors. The gross amount guaranteed in these arrangements is $17.7 million and the $13.6 million carrying value of the guarantees issued is recorded in debt and other liabilities as appropriate in the consolidated balance sheet.
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
The changes in the carrying amount of product and service warranties for the nine months ended October 2, 2010 and October 3, 2009 are as follows (in millions):

	2010	2009
Balance beginning of period	$67.4	$65.6
Warranties and guarantees issued	66.1	13.5
Liability assumed in the Merger	51.5	—
Warranty payments	(67.5)	(15.6)
Currency and other	(0.6)	4.4

Balance end of period	$116.9	$67.9

T. Discontinued Operations
The net loss from discontinued operations totaling $1.4 million and $3.3 million for the three and nine months ended October 3, 2009, respectively primarily related to the wind-down of one small divestiture and purchase price adjustments for CST/berger and other small businesses divested in 2008. There were no discontinued operations in 2010.

U. Parent and Subsidiary Debt Guarantees
The following information is presented in accordance with Rule 3-10 of Regulation S-X. In connection with the Merger, on March 12, 2010, Stanley Black & Decker, Inc. (“Stanley”) and The Black & Decker Corporation (“Black & Decker”) entered into supplemental indentures providing for (i) senior unsubordinated guarantees by Black & Decker of Stanley’s existing notes (the “Black & Decker Guarantees”) and (ii) senior unsubordinated guarantees by Stanley of Black & Decker’s existing notes (the “Stanley Guarantees,” together with the Black & Decker Guarantees, the “Guarantees”). The Guarantees are fully described in Stanley’s Current Report on Form 8-K filed on March 12, 2010. On August 31, 2010, the Company issued $400.0 million of senior unsecured Term Bonds, maturing on September 1, 2040. The 2040 Term Bonds are guaranteed on a senior unsecured basis by Black & Decker, a subsidiary of the Company. These 2040 Term Bonds as well as the remaining Stanley senior unsubordinated debt are not obligations of or guaranteed by any of the Company’s other subsidiaries. As a result, the 2040 Term Bonds and the remaining Stanley senior unsubordinated debt are structurally subordinated to all debt and other liabilities of the Company’s subsidiaries other than Black & Decker. The Black & Decker Guarantees do not cover Stanley’s $312.7 million of subordinated notes due in 2045. Additionally, on April 29, 2010 the Black & Decker Guarantee of the $320.0 million of Stanley’s convertible notes due May, 2012 was released. The Stanley Guarantees are unsecured obligations of Stanley ranking equal in right of payment with all of its existing and future unsecured and unsubordinated indebtedness.
The following tables present the condensed consolidating balance sheets as of January 2, 2010 and October 2, 2010; the condensed consolidating statements of operations for the three and nine months ended October 2, 2010 and October 3, 2009; and the condensed consolidating statements of cash flows for the nine months ended October 2, 2010 and October 3, 2009. The condensed consolidated financial statements for the nine months ended October 2, 2010 include the results of Black & Decker from the Merger date. The 2009 comparative condensed consolidating financial statements reflect only the historical Stanley business.

Stanley Black & Decker, Inc.
Condensed Consolidating Statement of Operations
(Unaudited, Millions of Dollars)
Three Months Ended October 2, 2010

	Parent	The Black &
	Stanley Black &	Decker	Non-Guarantor
	Decker, Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
NET SALES	$404.7	$—	$2,001.6	$(37.2)	$2,369.1
COSTS AND EXPENSES
Cost of sales	276.7	—	1,266.3	(28.2)	1,514.8
Selling, general and administrative	132.7	24.8	434.2	(9.1)	582.6
Other, net	14.6	51.6	87.7	(101.6)	52.3
Restructuring charges and asset impairments	(31.2)	—	56.0	—	24.8
Interest expense, net	12.6	11.2	4.8	(1.9)	26.7

	405.4	87.6	1,849.0	(140.8)	2,201.2

(Loss) earnings from continuing operations before income taxes and equity in earnings of subsidiaries	(0.7)	(87.6)	152.6	103.6	167.9
Income taxes (benefit) on continuing operations before equity in earnings of subsidiaries	9.1	(45.1)	80.8	—	44.8
Equity in earnings of subsidiaries	29.4	31.8	—	(61.2)	—

Earnings (Loss) from continuing operations	19.6	(10.7)	71.8	42.4	123.1
Less: Net earnings attributable to non-controlling interests	—	—	(0.1)	—	(0.1)

NET EARNINGS (LOSS) ATTRIBUTABLE TO STANLEY BLACK & DECKER, INC.	$19.6	$(10.7)	$71.9	$42.4	$123.2

Stanley Black & Decker, Inc.
Condensed Consolidating Statement of Operations
(Unaudited, Millions of Dollars)
Nine Months Ended October 2, 2010

	Parent	The Black &
	Stanley Black &	Decker	Non-Guarantor
	Decker, Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
NET SALES	$1,169.8	$—	$4,935.9	$(109.0)	$5,996.7
COSTS AND EXPENSES
Cost of sales	789.6	—	3,210.7	(82.8)	3,917.5
Selling, general and administrative	470.2	69.7	1,038.8	(29.4)	1,549.3
Other, net	98.2	(2.3)	179.0	(92.6)	182.3
Restructuring charges and asset impairments	23.8	90.2	94.0	—	208.0
Interest expense, net	36.4	25.6	13.2	(5.8)	69.4

	1,418.2	183.2	4,535.7	(210.6)	5,926.5

(Loss) earnings from continuing operations before income taxes and equity in earnings of subsidiaries	(248.4)	(183.2)	400.2	101.6	70.2
Income taxes (benefit) on continuing operations before equity in earnings of subsidiaries	(80.9)	(90.6)	180.8	—	9.3
Equity in earnings of subsidiaries	126.9	34.3	—	(161.2)	—

Earnings (Loss) from continuing operations	(40.6)	(58.3)	219.4	(59.6)	60.9
Less: Net earnings attributable to non-controlling interests	—	—	0.5	—	0.5

NET EARNINGS (LOSS) ATTRIBUTABLE TO STANLEY BLACK & DECKER, INC.	$(40.6)	$(58.3)	$218.9	$(59.6)	$60.4

Stanley Black & Decker, Inc.
Condensed Consolidating Statement of Operations
(Unaudited, Millions of Dollars)
Three Months Ended October 3, 2009

	Parent
	Stanley Black &	Non-Guarantor
	Decker, Inc.	Subsidiaries	Eliminations	Consolidated
NET SALES	$348.4	$611.2	$(24.1)	$935.5
COSTS AND EXPENSES
Cost of sales	229.1	341.6	(21.6)	549.1
Selling, general and administrative	105.2	155.4	(9.2)	251.4
Other, net	(7.9)	39.3	2.2	33.6
Restructuring charges and asset impairments	3.2	3.4	—	6.6
Interest expense, net	13.2	(0.4)	2.2	15.0

	342.8	539.3	(26.4)	855.7

Earnings from continuing operations before income taxes and equity in earnings of subsidiaries	5.6	71.9	2.3	79.8
Income taxes on continuing operations before equity in earnings of subsidiaries	2.1	15.6	—	17.7
Equity in earnings of subsidiaries	56.3	—	(56.3)	—

Earnings from continuing operations	59.8	56.3	(54.0)	62.1
Less: Net earnings attributable to non-controlling interests	—	0.3	—	0.3

NET EARNINGS FROM CONTINUING OPERATIONS	59.8	56.0	(54.0)	61.8

NET (LOSS) FROM DISCONTINUED OPERATIONS	(1.0)	(0.4)	—	(1.4)

NET EARNINGS ATTRIBUTABLE TO STANLEY BLACK & DECKER, INC.	$58.8	$55.6	$(54.0)	$60.4

Stanley Black & Decker, Inc.
Condensed Consolidating Statement of Operations
(Unaudited, Millions of Dollars)
Nine Months Ended October 3, 2009

	Parent
	Stanley Black &	Non-Guarantor
	Decker, Inc.	Subsidiaries	Eliminations	Consolidated
NET SALES	$1,076.3	$1,777.9	$(86.5)	$2,767.7
COSTS AND EXPENSES
Cost of sales	713.4	1,008.0	(67.8)	1,653.6
Selling, general and administrative	328.4	465.7	(34.7)	759.4
Other, net	(45.1)	90.6	5.8	51.3
Restructuring charges and asset impairments	12.6	13.0	—	25.6
Interest expense, net	42.1	(1.9)	6.4	46.6

	1,051.4	1,575.4	(90.3)	2,536.5

Earnings from continuing operations before income taxes and equity in earnings of subsidiaries	24.9	202.5	3.8	231.2
Income taxes on continuing operations before equity in earnings of subsidiaries	9.5	48.6	—	58.1
Equity in earnings of subsidiaries	153.9	—	(153.9)	—

Earnings from continuing operations	169.3	153.9	(150.1)	173.1
Less: Net earnings attributable to non-controlling interests	—	2.2	—	2.2

NET EARNINGS FROM CONTINUING OPERATIONS	169.3	151.7	(150.1)	170.9

NET LOSS FROM DISCONTINUED OPERATIONS	(1.0)	(2.3)	—	(3.3)

NET EARNINGS ATTRIBUTABLE TO STANLEY BLACK & DECKER, INC.	$168.3	$149.4	$(150.1)	$167.6

Stanley Black & Decker, Inc.
Condensed Consolidating Balance Sheet
(Unaudited, Millions of Dollars)
October 2, 2010

	Parent	The Black &	Non-
	Stanley Black &	Decker	Guarantor
	Decker, Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$33.3	$1.5	$1,601.1	$—	$1,635.9
Accounts and notes receivable, net	176.2	—	1,523.2	—	1,699.4
Inventories, net	145.4	—	1,251.4	—	1,396.8
Other current assets	22.6	13.9	333.7	—	370.2

Total Current Assets	377.5	15.4	4,709.4	—	5,102.3
Property, Plant and Equipment, net	169.4	5.1	967.3	—	1,141.8
Goodwill	174.7	—	5,192.1	—	5,366.8
Other Intangible Assets, net	13.9	—	2,874.8	—	2,888.7
Investment in Subsidiary	18,118.1	10,431.8	—	(28,549.9)	—
Intercompany Receivables	303.2	12.2	14,440.4	(14,755.8)	—
Other Assets	37.2	30.9	305.0	—	373.1

Total Assets	$19,194.0	$10,495.4	$28,489.0	$(43,305.7)	$14,872.7

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities
Short-term borrowings	$301.9	$—	$3.8	$—	$305.7
Current maturities on long-term debt	4.3	414.7	2.8	—	421.8
Accounts payable and accrued expenses	160.9	32.8	2,235.9	—	2,429.6

Total Current Liabilities	467.1	447.5	2,242.5	—	3,157.1
Intercompany Payables	10,110.6	4,343.8	301.4	(14,755.8)	—
Long-Term Debt	1,499.7	1,047.3	172.2	—	2,719.2
Other Liabilities	144.9	(18.2)	1,932.1	—	2,058.8
Accumulated other comprehensive loss	(112.3)	(30.9)	(31.6)	—	(174.8)
Other Shareowners’ Equity	7,084.0	4,705.9	23,844.0	(28,549.9)	7,084.0
Non-controlling interests	—	—	28.4	—	28.4

Total Equity	6,971.7	4,675.0	23,840.8	(28,549.9)	6,937.6

Total Liabilities and Shareowners’ Equity	$19,194.0	$10,495.4	$28,489.0	$(43,305.7)	$14,872.7

Stanley Black & Decker, Inc.
Condensed Consolidating Balance Sheet
(Unaudited, Millions of Dollars)
January 2, 2010

	Parent
	Stanley Black &	Non-Guarantor
	Decker, Inc.	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$9.2	$391.5	$—	$400.7
Accounts and notes receivable, net	150.2	381.8	—	532.0
Inventories, net	111.6	254.6	—	366.2
Other current assets	12.4	100.6	—	113.0

Total Current Assets	283.4	1,128.5	—	1,411.9
Property, Plant and Equipment, net	197.7	378.2	—	575.9
Goodwill	171.7	1,646.7	—	1,818.4
Other Intangible Assets, net	15.4	761.0	—	776.4
Investment in Subsidiary	12,776.9	—	(12,776.9)	—
Intercompany Receivable	346.6	10,075.3	(10,421.9)	—
Other Assets	35.7	150.8	—	186.5

Total Assets	$13,827.4	$14,140.5	$(23,198.8)	$4,769.1

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities
Short-term borrowings	$87.0	$3.4	$—	$90.4
Current maturities on long-term debt	204.5	3.5	—	208.0
Accounts payable and accrued expenses	241.2	652.4	—	893.6

Total Current Liabilities	532.7	659.3	—	1,192.0
Intercompany Payables	10,075.3	346.6	(10,421.9)	—
Long-Term Debt	1,079.1	5.6	—	1,084.7
Other Liabilities	100.9	380.0	—	480.9
Accumulated other comprehensive loss	(23.2)	(53.3)	—	(76.5)
Other Shareowners’ Equity	2,062.6	12,776.9	(12,776.9)	2,062.6
Non-controlling interests	—	25.4	—	25.4

Total Equity	2,039.4	12,749.0	(12,776.9)	2,011.5

Total Liabilities and Shareowners’ Equity	$13,827.4	$14,140.5	$(23,198.8)	$4,769.1

Stanley Black & Decker, Inc.
Condensed Consolidating Statement of Cash Flows
Nine Months Ended October 2, 2010
(Unaudited, Millions of Dollars)

	Parent	The Black &
	Stanley Black &	Decker	Non-Guarantor
	Decker, Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Cash (used in) provided by operating activities	$(444.4)	$14.2	$817.6	—	$387.4
Investing Activities
Capital expenditures and capitalized software	(20.5)	(2.1)	(80.5)	—	(103.1)
Business acquisitions and asset disposals	(450.4)	(15.0)	(13.3)	—	(478.7)
Cash acquired from Black & Decker	—	1.8	947.6	—	949.4
Intercompany payables and receivables	350.5	53.7	—	(404.2)	—
Other investing activities	(1.5)	59.4	—	—	57.9

Cash (used in) provided by investing activities	(121.9)	97.8	853.8	(404.2)	425.5
Financing Activities
Payments on long-term debt	(200.2)	—	(2.3)	—	(202.5)
Proceeds from debt issuance, net of $3.4 million of issuance costs	396.3	—	—	—	396.3
Stock purchase contract fees	(7.7)	—	—	—	(7.7)
Net short-term borrowings (repayments)	214.9	(175.0)	0.3	—	40.2
Cash dividends on common stock	(137.5)	(7.7)	—	—	(145.2)
Proceeds from the issuance of common stock	375.2	—	—	—	375.2
Purchase of common stock from treasury	(2.2)	—	—	—	(2.2)
Termination of forward starting interest rate swap	(48.4)	—	—	—	(48.4)
Intercompany payables and receivables	—	72.2	(476.4)	404.2	—

Cash provided by (used in) financing activities	590.4	(110.5)	(478.4)	404.2	405.7
Effect of exchange rate changes on cash and cash equivalents	—	—	16.6	—	16.6

Change in cash and cash equivalents	24.1	1.5	1,209.6	—	1,235.2
Cash and cash equivalents, beginning of period	9.2	—	391.5	—	400.7

Cash and Cash Equivalents, End of Period	$33.3	$1.5	$1,601.1	—	$1,635.9

Stanley Black & Decker, Inc.
Condensed Consolidating Statement of Cash Flows
Nine Months Ended October 3, 2009
(Unaudited, Millions of Dollars)

	Parent
	Stanley Black &	Non-Guarantor
	Decker, Inc.	Subsidiaries	Eliminations	Consolidated
Cash (used in) provided by operating activities	$(231.5)	$479.5	$—	$248.0
Investing Activities
Capital expenditures and capitalized software	(26.6)	(38.6)	—	(65.2)
Business acquisitions and asset disposals	(7.5)	(12.6)	—	(20.1)
Intercompany payables and receivables	447.6	—	(447.6)	—

Cash provided by (used in) investing activities	413.5	(51.2)	(447.6)	(85.3)
Financing Activities
Payments on long-term debt	(59.6)	(3.6)	—	(63.2)
Stock purchase contract fees	(11.4)	—	—	(11.4)
Net short-term repayments	(56.0)	(1.7)	—	(57.7)
Cash dividends on common stock	(76.9)	—	—	(76.9)
Proceeds from issuance of common stock	34.8	—	—	34.8
Purchase of common stock from treasury	(0.8)	—	—	(0.8)
Premium paid for share repurchase option, net	(9.2)	—	—	(9.2)
Other financing activities	—	4.0	—	4.0
Intercompany payables and receivables	—	(447.6)	447.6	—

Cash (used in) financing activities	(179.1)	(448.9)	447.6	(180.4)
Effect of exchange rate changes on cash and cash equivalents	—	13.5	—	13.5

Change in cash and cash equivalents	2.9	(7.1)	—	(4.2)
Cash and cash equivalents, beginning of period	16.5	195.1	—	211.6

Cash and Cash Equivalents, End of Period	$19.4	$188.0	$—	$207.4

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
OVERVIEW
Black & Decker Merger
As discussed in Note A, on March 12, 2010, The Stanley Works (“Stanley”) completed a merger (the “Merger”) with the Black & Decker Corporation (“Black & Decker”). In connection with the Merger, Stanley changed its name to Stanley Black & Decker, Inc. Throughout this MD&A, references to the “Company” refer to Stanley Black & Decker, Inc. The Company’s condensed consolidated financial statements include Black & Decker’s results of operations and cash flows from March 13, 2010.
As detailed in Note F, Merger and Acquisitions, Black & Decker stockholders received 1.275 shares of Stanley common stock for each share of Black & Decker common stock outstanding as of the merger date. Outstanding Black & Decker equity awards (primarily stock options) were similarly exchanged for Stanley equity awards. After the exchange was completed, pre-merger Stanley shareowners retained ownership of 50.5% of the newly combined company. Based on the $57.86 closing price of Stanley common stock on March 12, 2010, the aggregate fair value of the consideration transferred to consummate the Merger was $4.657 billion.
Management believes the Merger is a transformative event bringing together two highly complementary companies, with iconic brands, rich histories and common distribution channels, yet with minimal product overlap. The Merger also enables a global offering in both hand and power tools thus enhancing the Company’s value proposition to tool customers. Management believes the value unlocked by the anticipated $350 million or more in annual cost synergies, expected to be achieved within three years, will help fuel future growth and facilitate global cost leadership. The cost synergy drivers are: business unit and regional consolidation (management, sales force and shared services integration); corporate overhead; purchasing (materials and freight); and manufacturing and distribution facility consolidation. Management is ahead of plan on the integration of the two businesses and now expects to realize $125 million of the cost synergies in 2010, which is $35 million more than originally forecasted. For the third quarter 2010, the Company realized approximately $45 million of the total 2010 cost synergies. Management estimates there will be approximately $400 million in total costs, incurred over a period of three years, to achieve these synergies.
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

The Industrial segment manufactures and markets professional industrial and automotive mechanics tools and storage systems, metal and plastic fasteners and engineered fastening systems, hydraulic tools and accessories, plumbing, heating and air conditioning tools, assembly tools and systems, and specialty tools. These products are sold to industrial customers including automotive, transportation, electronics, aerospace, machine tool, and appliance industries and are distributed through third party distributors as well as direct sales forces. The industrial segment also provides services and specialized tools and equipment such as custom pipe handling, joint welding and coating equipment used in the construction of large and small diameter pipelines.
After consummation of the Merger, the Black & Decker businesses were assessed and integrated into the Company’s existing reportable segments. The legacy Black & Decker segments: Power Tools and Accessories, Hardware & Home Improvement (“HHI”) and Fastening and Assembly Systems, were integrated into the Company’s CDIY, Security and Industrial segments, respectively, with the exception of the PricePfister plumbing products business which was formerly part of HHI but is now included in the CDIY segment. Additionally, a small portion of the world-wide power tools business that sells to industrial channel customers is integrated within the Industrial segment. The results of Black & Decker’s operations are presented within each of these segments and reflect activity since the merger date.
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
The results of this diversification strategy are evident. Sales outside the U.S. represented 48% of the total in the third quarter of 2010, up from 29% in 2002. Legacy Stanley sales to U.S. home centers and mass merchants declined from a high of approximately 40% in 2002 to 15% in 2009. On a pro-forma combined basis, Stanley and Black & Decker 2009 sales to U.S. home centers and mass merchants were approximately 31%, including 12% in sales to the combined Company’s largest customer, consistent with the level of concentration that legacy Stanley had in 2006. As acquisitions in the various growth platforms (Electronic Security, Mechanical Security, Engineered Fastening, Infrastructure Solutions and HealthCare) are made in future years, the proportion of sales to these valued U.S. home center and mass merchant customers is expected to decrease.
Execution of this strategy has entailed approximately $3.3 billion of acquisitions since 2002 (aside from the Merger), several divestitures and increased brand investment, enabled by strong cash flow generation and proceeds from divestitures. Refer to the “Business Overview” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in The Stanley Works Annual Report on Form 10-K for the fiscal year ended January 2, 2010 for additional strategic discussion.
Acquisitions of CRC Evans Pipeline International and Stanley Solutions de Sécurité
On July 29, 2010, the Company acquired CRC Evans International (“CRC Evans”) for a purchase price of $452 million, net of cash acquired and subject to certain adjustments including an earn-out provision with the previous CRC Evans’ shareholders. With fiscal 2010 revenues of approximately $250 million, CRC Evans immediately establishes a scalable, global growth business platform for the Company to capitalize on favorable end-market trends in the oil and gas infrastructure area. CRC Evans is a full line supplier of specialized tools, equipment and services used in the construction of large diameter oil and natural gas transmission pipelines. CRC Evans also sells and rents custom pipe handling and joint welding and coating equipment used in the construction of large and small diameter pipelines. The acquisition of CRC Evans diversifies the Company’s revenue base and provides the Company with a strategic and profitable growth platform. CRC Evans has been consolidated into the Company’s Industrial segment. The Company funded the acquisition with its existing sources of liquidity. The Company believes this acquisition will be slightly accretive to earnings in 2010 and will be over $0.10 accretive to diluted earnings per share by year three.
The Company acquired Stanley Solutions de Sécurité (“SSDS”), formerly known as ADT France, on March 9, 2010 for $8 million, net of cash acquired. SSDS had approximately $175 million in 2009 sales. The acquisition is an indication of the Company’s continuing strategic intent to expand the security segment internationally and is highly complementary to the Company’s existing French security platform, Générale de Protection, acquired in 2008. While SSDS is expected to be modestly dilutive to earnings in

2010, as the majority of the integration benefits will not occur until early 2011, during the third quarter of 2010 SSDS turned profitable as the benefits from integration realization are ahead of the original plan.
Merger-Related Charges Impacting Third Quarter and Year-To-Date 2010 Earnings
The Company reported $58 million and $500 million in pre-tax charges in the third quarter and year-to-date 2010 periods, respectively, pertaining to the Merger and the acquisitions of SSDS and CRC Evans (the “merger-related charges”) which were comprised of the following:
•	$20 million and $185 million for the third quarter and year-to-date 2010 periods, respectively, in Cost of sales. Inventory step-up amortization stemming from the initial turn of the acquired inventories, which was written-up in purchase accounting to its fair value, amounted to $13 million for the third quarter and $173 million year-to-date. Additionally, merger-related charges in Cost of sales for the third quarter and year-to-date 2010 periods include $7 million and $12 million, respectively, of facility closure-related charges;

•	$8 million and $73 million for the third quarter and year-to-date 2010 periods, respectively, in Selling, general & administrative (“SG&A”) for certain executive and merger-related compensation costs and integration-related consulting fees;

•	$8 million and $52 million for the third quarter and year-to-date 2010 periods, respectively, in Other, net for acquisition deal-related costs; and

•	$22 million and $190 million for the third quarter and year-to-date 2010 periods, respectively, in Restructuring and asset impairment charges primarily for severance (including, for the year-to-date period, costs for certain Black & Decker executives triggered by the change in control), as well as charges associated with the closure of facilities.
The tax effect on the above charges during the third quarter of 2010 was $16 million, resulting in an after-tax merger-related charge of $41 million. On a year-to-date basis, the tax effect on the above charges, some of which were not tax deductible, was $119 million, resulting in an after-tax merger-related charge of $380 million.
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
Due to the magnitude of the merger-related charges for fiscal 2010 (which are estimated to be in the range of $555 — $605 million on a pre-tax basis), the Company expects earnings per diluted share (“EPS”) to be approximately $1.00 for the full year 2010 versus $2.79 reported in 2009. Excluding the effects of the merger-related charges and the $36 million second quarter tax settlement benefit, 2010 EPS is expected to be in the range of $3.60 — $3.70.
RESULTS OF OPERATIONS
Below is a summary of consolidated operating results for the three and nine months ended October 2, 2010, followed by an overview of performance by each business segment.
Terminology: The terms “legacy Stanley” and “organic” are utilized to describe results aside from the impact of the Merger and acquisitions during the initial 12 months of ownership. This ensures appropriate comparability to operating results in the prior period.
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
Net Sales: Net sales from continuing operations were $2.369 billion in the third quarter of 2010 compared to $936 million in the third quarter of 2009, representing an increase of $1.433 billion or 153%. The Merger (139%) along with other acquisitions (9%), primarily SSDS and CRC Evans, contributed a 148% increase in net sales. Organic sales volume provided a 7% increase in net sales while customer pricing remained flat for the quarter. These benefits were partially offset by the unfavorable effects of foreign currency translation which decreased net sales by 2% due to movement in European currencies. Organic sales growth was driven by the successful launch of various new products which generally have been well received by the customers, and overall strength in end market demand, especially in industrial and emerging markets. The effect of customer inventory adjustments slowed significantly as expected in the quarter as continued re-stocking in the Industrial segment was largely offset by a large U.S. retail customer which adjusted its inventories downward. On a geographic basis, legacy Stanley unit volume sales increased 5% in the Americas (26% in Latin America), 6% in Europe, and 33% in the Asian region. By segment, legacy Stanley unit volume increased 6% in CDIY, decreased 3% in Security, which was negatively impacted by the continued weakness in U.S. commercial construction markets along with a large U.S. retailer’s inventory correction, and increased 28% in Industrial which benefited from strong end user demand, along with global customer re-stocking in certain distribution channels. On a pro forma basis, the legacy Black & Decker business achieved unit volume growth of 10%, reflecting positive end market demand including robust sales growth in emerging markets, along with strong new product performance.
Year-to-date net sales from continuing operations were $5.997 billion, a $3.229 billion or 117% increase from the first nine months of 2009. The Merger along with the other acquisitions contributed 112% of the sales increase. Organic sales volume rose 4% and price remained flat for the year-to-date period. The favorable effects of foreign currency translation increased net sales by 1% as the positive impact in the Americas and Asia were partially offset by Europe. The factors affecting the year-to-date organic unit volume performance are primarily the same as those discussed previously related to the third quarter, although there was a 3% organic volume decline in the first quarter compared to 9% growth in the second quarter largely attributable to a significant favorable impact from supply chain restocking and improved end market demand in the second quarter of 2010.
Gross Margin: Gross margin from continuing operations was $854 million, or 36.1% of net sales, in the third quarter of 2010, compared to $386 million, or 41.3% of net sales, in the prior year. The addition of the Black & Decker, SSDS and CRC Evans results was a main driver to the overall increase in gross margin for the quarter. Gross margin was negatively impacted by $20 million in merger-related charges as previously discussed, pertaining to the inventory step-up amortization from the initial turn of Black & Decker and CRC Evan’s inventories and facility closure-related costs. Aside from merger-related charges, legacy Stanley gross margin increased to $391 million or 39.6% of net sales. This strong performance by the legacy Stanley business was enabled by sales volume leverage, along with benefits from prior year restructuring actions, and the continued execution of productivity initiatives. These favorable factors were partially offset by commodity inflation, foreign currency translation, and unfavorable mix. Aside from the previously discussed merger-related charges, the gross margin was $874 million, or 36.9% of sales, as Black & Decker was dilutive to the rate. The Company expects the results of Black & Decker to continue to be dilutive to the gross profit rate until the Merger anniversaries in March 2011. This dilutive impact of the legacy Black and Decker business will be partially offset by the realization of synergies. Commodity inflation will continue to pressure the gross profit rate in the fourth quarter compared to the prior year, consistent with previous expectations.
On a year-to-date basis, gross margin from continuing operations was $2.079 billion, or 34.7% of net sales, in 2010, compared to $1.114 billion, or 40.3% of net sales, for the corresponding period in 2009. The addition of Black & Decker, SSDS and CRC Evans generated the majority of the increase in gross margin. Aside from the $185 million of previously discussed merger-related charges, legacy Stanley gross margin increased $60 million to $1.175 billion or 40.5% of sales. The year-to-date performance primarily relates to the same factors discussed previously pertaining to the third quarter, except that foreign currency translation had a modest favorable year-to-date impact on gross margin.
The price and commodity cost environment was relatively stable throughout the quarter with a negative impact versus prior year which is expected to continue into the fourth quarter based upon current market trends, including steel market pricing. The Company will continue to be proactive in implementing customer pricing increases, where appropriate, to mitigate the anticipated unfavorable inflationary impacts, but there is typically a time lag before such pricing actions take effect, particularly with large customers, and these pricing actions likely would not fully offset the inflation.

SG&A expenses: SG&A from continuing operations, inclusive of the provision for doubtful accounts, was $583 million, or 24.6% of net sales in the third quarter of 2010 compared to $251 million, or 26.9% of net sales in the prior year. Excluding the previously discussed $8 million of merger-related charges, SG&A amounted to $575 million or 24.3% of net sales, reflecting favorable operating leverage from sales volume growth, continued success in the integration of the Stanley and Black & Decker businesses and favorable currency translation. Black & Decker and other acquisitions (on a basis excluding merger-related charges) contributed $305 million of incremental SG&A. The favorable effects on the SG&A rate from sales volume leverage and realization of cost synergies were offset partially by an increase in brand / other growth-oriented investments and the reinstatement of certain U.S. retirement benefits in 2010 that were suspended in 2009.
SG&A expense totaled $1.549 million, or 25.8% of net sales, for the first nine months of 2010 versus $759 million, or 27.4% of net sales, in 2009. Excluding the previously discussed $73 million of merger-related charges, SG&A amounted to $1.477 billion, or 24.6% of net sales for the first nine months of 2010. The improvement in SG&A as a percentage of net sales is primarily attributable to the same factors discussed in relation to the third quarter performance.
Distribution center costs (i.e. warehousing and fulfillment facility and associated labor costs) are classified within SG&A. This classification may differ from other companies who may report such expenses within cost of sales. Due to diversity in practice, to the extent the classification of these distribution costs differs from other companies, the Company’s gross margins may not be comparable. Such distribution costs classified in SG&A amounted to $60 million in the third quarter of 2010 and $26 million in 2009, and $159 million for the year-to-date 2010 period as compared to $76 million in the comparable 2009 period. The increase in the current year is primarily attributable to the Merger and the other acquisitions which occurred in 2010.
Other, net: Other, net expense from continuing operations amounted to $52 million in the third quarter of 2010 versus $34 million in 2009. The increase is primarily due to $13 million higher amortization expense pertaining to the intangible assets from the Black & Decker, SSDS and CRC Evans acquisitions, and the previously discussed acquisition deal-related costs. On a year-to-date basis, other, net expense was $182 million in 2010 as compared with $95 million in 2009. This increase is mainly attributable to $28 million higher intangible asset amortization expense and the previously discussed acquisition deal-related costs such as investment banking and legal fees.
Gain on Debt Extinguishment: In May 2009, the Company repurchased $103 million of its junior subordinated debt securities for $59 million in cash and recognized a $44 million pre-tax gain on extinguishment.
Interest, net: Net interest expense from continuing operations in the third quarter of 2010 was $27 million compared to $15 million in the prior year. On a year-to-date basis, net interest expense from continuing operations was $69 million compared to $47 million in the prior year. The increase in interest expense primarily relates to the interest on the debt assumed in the Merger.
Income Taxes: For the three month periods ended October 2, 2010 and October 3, 2009, the effective income tax rate from continuing operations was 26.7% and 22.2%, respectively. The increase in the effective tax rate in the current quarter is mainly due to various discrete and other items, including certain non-deductible transaction costs and unbenefited tax losses, which were partially than offset by a favorable effect from the geographic distribution of earnings. The lower effective tax rate in the prior year was lower than typical, primarily due to the reversal of certain tax reserves associated with statute of limitations expirations. For the nine months ended October 2, 2010 and October 3, 2009, the effective income tax rate from continuing operations was 13.2% and 25.1%, respectively. The decrease in the year-to-date effective tax rate primarily relates to the tax benefit attributable to a favorable settlement of a legacy Black & Decker income tax audit in June 2010 partially offset by various non-deductible Merger and acquisition transaction costs as well as other restructuring items incurred during 2010. The tax rate for the year-to-date 2010 period, excluding the impact of merger-related charges and the tax settlement benefit, was moderately higher than the approximately 26 — 27% tax rate expected for the full year 2010 on a comparable basis.
Business Segment Results
The Company’s reportable segments are aggregations of businesses that have similar products, services and end markets, among other factors. The Company utilizes segment profit (which is defined as net sales minus cost of sales, and SG&A aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, interest income, interest expense, other, net (inclusive of intangible asset amortization expense), gain on debt extinguishment, restructuring and asset impairments, and income tax expense. Corporate overhead is comprised of world headquarters facility expense, the cost for the executive management team and the expense pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Refer to the Restructuring section of MD&A for the restructuring and asset impairment charges attributable to each segment. As described previously, the Company’s operations are classified into three business segments: Construction and Do-It-Yourself (“CDIY”), Security, and Industrial.
Construction & Do-It-Yourself (“CDIY”): CDIY net sales were $1.289 billion in the third quarter of 2010, up 294% from $328 million in the prior year. Black & Decker contributed 289% of the increase. Organic sales volume increased sales by 7%, while price and foreign currency translation each had a negative 1% impact. Organic sales growth was aided by the introduction of new hand tool products and storage lines, with growth in emerging markets, including Asia and South America. On a pro forma basis, the third quarter legacy Black & Decker power tools and accessories sales rose 7%, with an 8% increase from unit volume and 1% of negative price, associated with the successful new 12-volt compact lithium ion power tool products marketed under the DeWalt, Porter Cable and Black & Decker brands. The Black & Decker consumer products group pro forma sales rose in the high single digits boosted by emerging markets growth and strong new product performance. Consistent with the legacy Stanley business, the Black & Decker unit volume gains in Europe and emerging markets outpaced the Americas.
Year-to-date CDIY net sales were $3.173 billion in 2010 as compared to $955 million in 2009, an increase of 232%. Black & Decker sales contributed 228% of the increase, and organic sales unit volume provided 4% of growth. The effect of foreign currency translation increased net sales by 1%, which was offset by 1% lower price. The factors contributing to the year-to-date performance are mainly consistent with those discussed pertaining to the third quarter, except that customer re-stocking was pervasive in the first half of 2010. Additionally, Black & Decker sales of outdoor products were higher in the second quarter of 2010 than in the third quarter consistent with historical trends.
Segment profit was $164 million, or 12.7% of net sales, for the third quarter of 2010, compared to $48 million or 14.8% of net sales in the prior year. Excluding $6 million of merger-related costs, segment profit amounted to $170 million, or 13.2% of net sales, which compares with a 15.6% segment profit rate on a comparable basis in the second quarter of 2010. The segment profit rate, excluding such charges, declined slightly from the prior year and sequentially from the second quarter. On a year-over-year basis, the profit rate declined primarily due to unrecovered input cost inflation and promotional spending associated with the introduction of the new compact 12V Lithium Ion product line under the DeWalt, Porter Cable and Black & Decker brands. Sequentially, the profit rate declined due to a greater proportion of outdoor products in the second quarter as compared with the third quarter which is a normal seasonal effect, as well as unrecovered cost inflation and increases in new product promotion expenses. Year-to-date segment profit was $334 million, or 10.5% of net sales, in the first nine months of 2010 compared to $114 million, or 11.9% of net sales in the prior year, with the increase in segment profit attributable to the addition of Black & Decker and improved legacy Stanley performance on higher sales. Excluding the $126 million of merger-related charges, segment profit amounted to $460 million or 14.5% of net sales. The robust expansion in the year-to-date segment profit rate is primarily due to sales volume leverage and the success of the legacy Stanley Bostitch and hand tools business integration, with a modestly accretive impact from the Black and Decker business.
Security: Security sales increased 40% to $563 million during the third quarter of 2010 from $403 million in the corresponding 2009 period. The merger with Black & Decker provided 34% of the increase and other acquisitions, principally SSDS, provided an additional 9%. Foreign currency translation and price were relatively flat, while organic unit volume declined 3%. Aside from unfavorable European foreign currency translation, convergent security solutions grew modestly, as recurring monthly revenue expanded at a mid-single-digit rate and was partially offset by a decline in installation volumes. National accounts are gaining momentum while volume at small accounts stabilized. Mechanical access sales volumes decreased by a mid-single-digit rate primarily due to a large U.S. retailer’s inventory correction that affected the hardware business and to a lesser extent continued weakness in commercial locking systems amid slow commercial construction markets; these factors more than offset solid growth in the access technologies automatic doors business. On a pro forma basis, legacy Black & Decker hardware and home improvement sales rose approximately 4% from the prior year primarily due to volume growth, fueled partially by Kwikset and Baldwin new product introductions, and slightly favorable foreign currency translation, which more than offset the unfavorable effect of residential hardware customer inventory destocking.
Year-to-date net sales were $1.548 billion in 2010 compared to $1.167 billion in 2009, an increase of 33%. Black & Decker and other acquisitions contributed a 34% increase in sales. There was a 3% decrease in organic sales volume, which was partially offset by a 1% increase from favorable foreign currency translation and a 1% increase in customer pricing. The factors affecting the year-to-date period are largely consistent with those discussed pertaining to the third quarter.

Security segment profit amounted to $87 million, or 15.5% of net sales, for the third quarter of 2010 as compared to $84 million, or 20.8% of net sales in the prior year. The increase in segment profit was provided by Black & Decker and the acquired companies which more than offset lower profits in the legacy Stanley business. The legacy Stanley performance was affected by the customer inventory correction, weak construction markets and mild inflation that engendered a 280 basis point decline in the organic profit rate. The third quarter 2009 segment profit rate was a record high. The previously discussed merger-related charges reduced segment profit by $10 million. Excluding such charges, the segment profit rate was 17.2% of net sales reflecting an 80 basis point dilutive impact from acquisitions which represents a sequential improvement from 15.6% on a comparable basis in the second quarter of 2010. This sequential improvement was aided by a moderation of the dilutive impact from acquisitions (80 basis points in the third quarter versus 170 basis points in the second quarter), as the SSDS France acquisition turned profitable ahead of schedule. Year-to-date segment profit was $219 million or 14.1% of net sales in the first nine months of 2010 compared to $229 million, or 19.6% of net sales, in the prior year. The merger-related charges decreased segment profit by $37 million for the 2010 year-to-date period. Aside from the merger-related charges, the segment profit rate was 16.5% reflecting 90 basis points of dilution from the acquired companies. Otherwise, the factors contributing to the year-to-date performance are primarily the same as those discussed previously in relation to the third quarter.
Industrial: Industrial sales of $517 million in the third quarter of 2010 increased 152% from $205 million in the prior year. The Black & Decker and CRC Evans businesses contributed 129% of the sales increase. Unfavorable foreign currency translation reduced sales by 4% while price had a 1% positive impact. Organic sales volume increased 26% driven primarily by strong end user demand fueled by higher global production levels and new products, and secondarily by continued customer supply chain re-stocking. This compares with a 31% unit volume decline in the prior year segment results related to recessionary economic conditions and pervasive customer de-stocking in 2009. Approximately one third of the organic volume increase is estimated to be attributable to re-stocking which moderated in relation to the second quarter of 2010. Robust volume growth in the Americas and Asia outpaced double-digit growth in Europe. The industrial and automotive repair business achieved a 20% sales volume increase as demand for tools and storage products continued to improve. The hydraulic tools business posted significant volume gains further aided by favorable steel scrap markets. On a pro forma basis, the Black & Decker engineered fastening business achieved a strong 30% increase in sales associated with significantly higher automotive vehicle production in the Americas and Japan. The pro forma Black & Decker sales were comprised of 28% unit volume, 1% negative price and 3% from an acquisition.
Year-to-date net sales in the Industrial segment were $1.275 billion in 2010 compared to $646 million in 2009, an increase of 98%. Black & Decker and CRC Evans generated 80% of the increase, and organic volume growth was a robust 18%. Year-to-date customer pricing increased revenue for 2010 by 1% and was offset by 1% from foreign currency translation. The sales volume growth percentage was significantly higher in the second and third quarters as compared with the first quarter, partially attributable to the previously discussed customer supply chain restocking the effects of which the Company expects will abate in the fourth quarter.
Industrial segment profit was $76 million, or 14.6% of net sales, for the third quarter of 2010, compared with $19 million, or 9.2% of net sales, in 2009. The merger-related charges (inventory step-up amortization) reduced segment profit by $5 million. Excluding this impact, the segment profit rate was 15.5% or 630 basis points above the prior year. This strong segment profit rate expansion was enabled by the accretive impact from Black & Decker and CRC Evans, along with favorable operating leverage and an improved cost structure in the legacy Stanley business. Year-to-date segment profit was $161 million, or 12.6% of net sales, in the first nine months of 2010 compared to $63 million, or 9.7% of net sales, in the prior year. Year-to-date 2010 segment profit includes $23 million of merger-related charges (inventory step-up amortization), and the segment profit rate was 14.4% aside from this impact. Approximately two thirds of the improvement in the year-to-date segment profit rate is attributable to the inclusion of Black & Decker and CRC Evans, and the remaining expansion in the profit rate stems from the factors discussed in relation to the third quarter results.
The corporate overhead element of SG&A, which is not allocated to the business segments, amounted to $55 million and $16 million in the third quarters of 2010 and 2009, respectively. The increase in the third quarter expense reflects $8 million of merger-related charges. The remaining increase is primarily due to Black & Decker corporate overhead. The corporate overhead element of SG&A totaled $183 million for the first nine months of 2010, an increase of $133 million over the corresponding prior year. The increase in 2010 pertains to the previously described $72 million of merger-related charges and the addition of Black & Decker.
Restructuring and Asset Impairments
At October 2, 2010, restructuring reserves totaled $118.9 million. A summary of the restructuring reserve activity from January 2, 2010 to October 2, 2010 is as follows (in millions):

			Net
	1/2/10	Acquisitions	Additions	Usage	Currency	10/2/10
2010 Actions
Severance and related costs	$—	$—	$173.6	$(87.8)	$1.9	$87.7
Asset impairments	—	—	22.4	(22.4)	—	—
Facility closure	—	—	2.5	—	—	2.5
Other	—	—	5.9	(3.9)	—	2.0

Subtotal 2010 actions	—	—	204.4	(114.1)	1.9	92.2

Pre-2010 Actions
Severance and related costs	44.3	8.1	0.5	(24.8)	(3.1)	25.0
Asset impairments	—	—	—	—	—	—
Facility closure	1.9	—	3.1	(3.8)	—	1.2
Other	0.2	0.8	—	(0.5)	—	0.5

Subtotal Pre-2010 actions	46.4	8.9	3.6	(29.1)	(3.1)	26.7

Total	$46.4	$8.9	$208.0	$(143.2)	$(1.2)	$118.9

2010 Actions: In the first nine months of 2010, the Company recognized $190.1 million of restructuring charges and asset impairments associated with the Black & Decker merger and acquisition of SSDS. Of those charges, $163.1 million relates to severance charges associated with the reduction of 2,000 employees, $18.6 million relates to asset impairments, $2.5 million relates to facility closure costs, and $5.9 million represents other charges. For the three months ended October 2, 2010 the Company recognized $21.5 million of restructuring charges and asset impairments associated with the Black & Decker merger and acquisition of SSDS, of which $5.6 million relates to severance charges associated with the reduction of 300 employees, $14.4 million relates to asset impairments, and $1.5 million represents other charges.
In addition, the Company continued to initiate cost reduction actions in the first nine months of 2010 that were not associated with the Black & Decker merger and SSDS acquisition, resulting in severance and related charges of $10.5 million pertaining to the reduction of approximately 300 employees and asset impairment charges of $3.8 million. Such restructuring actions initiated in the three months ended October 2, 2010 resulted in severance charges of $0.8 million associated with the reduction of approximately 30 employees.
Of the $204.4 million recognized for these 2010 actions, $114.1 million has been utilized to date, with $92.2 million of reserves remaining as of October 2, 2010, which are expected to be utilized in 2010 and 2011. Usage includes $15.0 million the majority of which ultimately will entail cash payment in a future period as it relates to a defined benefit plan for severed Black & Decker executives which is classified in Post-Retirement Benefits on the Consolidated Balance Sheet.
Pre-2010 Actions: As more fully disclosed in Note O of The Stanley Works Annual Report on Form 10-K for the year ended January 2, 2009, during 2009 and 2008 the Company initiated cost reduction actions in various businesses in response to sales volume declines associated with the economic recession.
As of January 2, 2010, the reserve balance related to these pre-2010 actions totaled $46.4 million. As a result of the Merger and the acquisition of SSDS, the Company has assumed $8.9 million of restructuring reserves recorded by those companies prior to the Merger and acquisition.
Utilization of the reserve balance related to Pre-2010 actions, including usage of those reserves acquired in purchase accounting, was $29.1 million in the first nine months of 2010. The remaining reserve balance of $26.7 million is expected to be utilized predominantly in 2010.
Segments: The $208.0 million of charges recognized in the first nine months of 2010 includes, $122.3 million pertaining to the CDIY segment; $43.4 million pertaining to the Security segment; $3.6 million pertaining to the Industrial segment; and $38.7 million pertaining to non-operating entities.
FINANCIAL CONDITION
Liquidity, Sources and Uses of Capital:

Operating Activities: Cash flow from operations was $199 million in the third quarter of 2010 compared to $176 million in the third quarter of 2009. Cash flow from operations for the third quarter of 2010 was unfavorably impacted by approximately $81 million in payments for merger-related items. The Company’s reported net earnings for the third quarter were higher than 2009, which was reduced by an increase of non-cash charges primarily associated with the Merger and the other 2010 acquisitions, including among other items $13 million of inventory step-up amortization, a $13 million increase in intangible asset amortization, and $15 million in asset impairment charges pertaining to facility closures. Outflows from working capital were $73 million in the quarter, compared with proceeds of $32 million in the prior year’s quarter. The change between periods is driven by higher receivables associated with improved 2010 sales volume. Working capital turns improved to 4.6 times for the third quarter of 2010 as compared to 4.2 times for the third quarter of 2009 (pro forma with Black & Decker) due to improvements in days outstanding accounts receivable, inventory and accounts payable, reflecting the process-driven improvements from the Stanley Fulfillment System (“SFS”). SFS will be deployed in the Black & Decker operations to improve its working capital efficiency over time. Other operating cash proceeds were $21 million in the third quarter of 2010 as compared with proceeds of $26 million in the prior year.
Year-to-date cash flow from operations was $387 million, compared with $248 million in the prior year. Cash flow from operations for the year-to-date 2010 period was unfavorably impacted by approximately $200 million in payments for merger-related items. While the Company’s net earnings were lower, cash flow from operations increased largely pertaining to the significant increase in non-cash charges primarily associated with the Merger and other 2010 acquisitions, including $173 million of inventory step-up amortization, a $28 million increase in intangible asset amortization, and $22 million in asset impairment charges relating to facility closures. Working capital usage was $183 million during the year to date 2010 period, compared with proceeds of $17 million in the prior year due to higher sales volumes during the 2010 period. Year-to-date other operating cash proceeds were $13 million, compared with a $101 million outflow in the prior year, as the prior year amount reflects the non-cash gain on debt extinguishment of $27 million and a reduction of accrued expenses during the period.
Free Cash Flow: Free cash flow, as defined in the following table, was $153 million in the third quarter of 2010 compared to $158 million in the corresponding 2009 period. The Company believes free cash flow is an important measure of its liquidity, as well as its ability to fund future growth and provide a dividend to shareowners. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

	Quarter to Date		Year to Date
(Millions of Dollars)	2010	2009	2010	2009
Net cash provided by operating activities	$199	$176	$387	$248
Less: capital and software expenditures	(46)	(18)	(103)	(65)

Free cash flow	$153	$158	$284	$183

As previously discussed, the third quarter and year-to-date 2010 operating cash flow was affected by $81 million and $200 million, respectively, of merger-related payments, and such payments will continue in the remainder of the year as Black & Decker restructuring actions are implemented. The 2010 free cash flow is expected to be more than adequate to fund the discretionary dividends on the Company’s common stock and provide for debt service.
Investing Activities: Capital and software expenditures were $46 million in the third quarter of 2010, compared to $18 million in 2009. On a year-to-date basis capital and software expenditures were $103 million and $65 million in 2010 and 2009, respectively. The increase in both periods principally related to the incremental capital and software expenditures associated with the Merger. The Company will continue to make capital investments that are necessary to drive productivity and cost structure improvements as well as achieve merger-related cost synergies while ensuring that such investments provide a return on capital employed.
Cash paid for business acquisitions in the third quarter was $461 million compared to $15 million in 2009, which primarily related to the CRC Evans acquisition that occurred in the third quarter of 2010. On a year-to-date basis acquisition spending was $479 million compared with $20 million in the prior year mainly attributable to the previously discussed CRC Evans and SSDS acquisitions. On a year-to-date basis there was a $949 million increase in investing cash flows due to cash acquired in the Black & Decker Merger.
In the first quarter, the Company realized $30 million of cash proceeds from the termination of the Black & Decker interest rate swaps that had been entered into prior to the Merger, and became undesignated at the merger date. Additionally the Company had inflows on the settlement of net investment hedges of $28 million in the third quarter.

Financing Activities: Cash proceeds from the issuance of common stock were $14 million and $375 million for the third quarter and year-to-date 2010 periods, respectively. As more fully disclosed in Note H, Long-Term Debt and Financing Arrangements, the cash proceeds in the year-to-date period includes $320 million associated with the Company’s Equity Purchase Contracts. The remaining proceeds principally pertain to the exercise of stock options.
Cash dividends were $56 million for the third quarter of 2010 as compared to $26 million for the comparable 2009 period. On a year-to-date basis cash dividends were $145 million as compared to $77 million in the year-to-date 2009 period. The increase in cash dividends in both periods was primarily attributable to the additional shares outstanding associated with the Merger. In July 2010, the Company announced the quarterly dividend rate will increase 3% to $0.34 per common share. This represents the 43rd consecutive year of dividend increases.
Proceeds from a debt issuance amounted to $396 million for both the third quarter and the year-to-date 2010 periods for the August 31, 2010 issuance of $400 million in senior unsecured 2040 Term Bonds with a 5.2% fixed coupon rate. In the third quarter of 2010, the Company paid $48 million for the termination of two forward starting floating-to-fixed interest rate swaps, as planned, in connection with the $400 million Term Bonds issuance.
Repayments on long-term debt were $203 million and $63 million for the year-to-date 2010 and 2009 periods, respectively, reflecting the maturity of $200 million term notes in March 2010. Net repayments from short-term borrowings amounted to a cash outflow of $39 million in the third quarter of 2010 compared to a cash outflow of $105 million in 2009. Year-to-date inflows from short term borrowings were $40 million in the current year compared to outflows of $58 million in the prior year.
The Company is considering issuing a Unit security that would result in the issuance of convertible preferred shares and may result in the issuance of common shares in the future. The issuance of the securities would be subject to provisions contained within the documents defining the rights of the securities. No assurance can be given that any offering will be undertaken or consummated. Such an offering and the terms thereof are subject to numerous conditions, many of which are beyond the control of the Company.
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
GOODWILL AND INTANGIBLE ASSETS — The Company acquires businesses in purchase transactions that result in the recognition of goodwill and other intangible assets. The determination of the value of intangible assets requires management to make estimates and assumptions. In accordance with Accounting Standards Codification (“ASC”) 350-20 “Goodwill”, acquired goodwill and indefinite-lived intangible assets are not amortized but are subject to impairment testing at least annually and when an event occurs or circumstances change that indicates it is more likely than not impairment exists. Other intangible assets are amortized and are tested for impairment when appropriate. The Company completed the Merger and other acquisitions in 2010 with an aggregate consideration value of $5.143 billion. The assets and liabilities of acquired businesses are recorded at fair value at the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. The Company reported $5.367 billion of goodwill and $1.658 billion in indefinite-lived trade names at October 2, 2010.
The purchase accounting for the Merger along with the other 2010 acquisitions is preliminary as of October 2, 2010. Furthermore, the finalization of the Company’s purchase accounting will result in changes in the valuation of assets and liabilities acquired, which could be material, although such potential changes are not expected to be of a magnitude that would impact the outcome of goodwill and intangible assets impairment assessments. During the third quarter of 2010, the Company completed its annual impairment testing for goodwill and indefinite lived assets and concluded that no impairment exists. Also, management continues to believe it is not reasonably likely that an impairment of goodwill or indefinite-lived trade names will occur over the next twelve months.
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
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of management, including the Company’s President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and its Senior Vice President and Chief Financial Officer have concluded that, as of October 2, 2010, the Company’s disclosure controls and procedures are effective. There has been no change in the Company’s internal controls over financial reporting that occurred during the third quarter of 2010 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
CAUTIONARY STATEMENT
Under the Private Securities Litigation Reform Act of
1995
Certain statements contained in this Quarterly Report on Form 10-Q that are not historical, including, but not limited to, the statements regarding the Company’s ability to: (i) achieve within three years $350 million or more of annual cost synergies in connection with the

Black & Decker merger; (ii) achieve future growth and global leadership as a result of achieving the $350 million or more in cost synergies; (iii) realize $125 million of the cost synergies in 2010; (iv) limit to $400 million the cost incurred over the three year period to achieve the synergies; (v) decrease, as a result of acquisitions in its various growth platforms, the proportion of sales to U.S. home centers and mass merchant customers; (vi) manage the integration of the CRC Evans acquisition to be accretive to earnings in 2010 and to be over $0.10 accretive to diluted earnings per share by year three; (vii) limit the effects of merger-related charges in the range of $555 to $605 million (viii) achieve full year 2010 diluted earnings per share (“EPS”) of $1.00; (ix) achieve full year 2010 EPS, excluding the effects of merger-related charges and the $36 million tax settlement benefit, in the range of $3.60 to $3.70; (x) achieve a tax rate in the range of 26% to 27% for full year 2010 excluding merger-related charges and the tax settlement benefit; (xi) fund discretionary dividends and provide for debt service from free cash flow in 2010; and (xii) undertake or complete any offering of unit securities or any related securities; (collectively, the “Results”); are “forward-looking statements” and are based on current expectations.
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
The Company’s ability to deliver the Results is dependent upon: (i) the Company’s ability to execute integration and achieve the synergies, capitalize on growth opportunities and achieve the anticipated results of the combination with Black & Decker; (ii) the Company’s success at limiting merger-related charges in the range of $555 to $605 million for fiscal 2010; (iii) the Company’s ability to achieve working capital benefits and limit restructuring and other payments to $300 million in connection with the Black & Decker merger; (iv) the Company’s ability to make capital investments that are necessary to drive productivity and cost structure improvements while insuring that such investments provide a return on capital employed ; (v) the Company’s ability to successfully integrate recent acquisitions including Black & Decker, CRC-Evans and SSDS, as well as any future acquisitions, while limiting associated costs; (vi) the success of the Company’s efforts to expand its tools and security businesses; (vii) the success of the Company’s efforts to build a growth platforms and market leadership in Convergent Securities Solutions, Infrastructure and Healthcare; (viii) the Company’s success in developing and introducing new and high quality products, growing sales in existing markets, identifying and developing new markets for its products and maintaining and building the strength of its brands; (ix) the continued acceptance of technologies used in the Company’s products, including Convergent Security Solutions, Infrastructure and Healthcare products; (x) the Company’s ability to manage existing Sonitrol franchisee and Mac Tools distributor relationships; (xi) the Company’s ability to minimize costs associated with any sale or discontinuance of a business or product line, including any severance, restructuring, legal or other costs; (xii) the proceeds realized with respect to any business or product line disposals; (xiii) the extent of any asset impairments with respect to any businesses or product lines that are sold or discontinued; (xiv) the success of the Company’s efforts to manage freight costs, steel and other commodity costs; (xv) the Company’s ability to sustain or increase prices in order to, among other things, offset or mitigate the impact of steel, freight, energy, non-ferrous commodity and other commodity costs and any inflation increases; (xvi) the Company’s ability to generate free cash flow and maintain a strong debt to capital ratio, including focusing on reduction of debt as determined by management; (xvii) the Company’s ability to identify and effectively execute productivity improvements and cost reductions, while minimizing any associated restructuring charges; (xviii) the Company’s ability to obtain favorable settlement of routine tax audits; (xix) the ability of the Company to generate earnings sufficient to realize future income tax benefits during periods when temporary differences become deductible; (xx) the continued ability of the Company to access credit and capital markets under satisfactory terms; and (xxi) the Company’s ability to negotiate satisfactory payment terms under which the Company buys and sells goods, services, materials and products.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended October 2, 2010:

	(a)		Total Number	Maximum Number
	Total		Of Shares	Of Shares That
	Number Of	Average Price	Purchased As	May Yet Be
	Shares	Paid Per	Part Of A Publicly	Purchased Under
2010	Purchased	Share	Announced Program	The Program
July 4 – August 7	38	$51.71	—	—
August 8 – September 4	—	—	—	—
September 5 – October 2	—	—	—	—
As of October 2, 2010, 7.8 million shares of common stock remain authorized for repurchase. The Company may repurchase shares in the open market or through privately negotiated transactions from time to time pursuant to this prior authorization to the extent management deems warranted based on a number of factors, including the level of acquisition activity, the market price of the Company’s common stock and the current financial condition of the Company.

(a)	The shares of common stock in this column were deemed surrendered to the Company by participants in various of the Company’s benefit plans to satisfy the taxes related to the vesting or delivery of a combination of restricted share units and long-term incentive shares under those plans.

ITEM 6. EXHIBITS

(4)	Third Supplemental Indenture relating to the 5.20% Notes due 2040 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 7, 2010).

(11)	Statement re-computation of per share earnings (the information required to be presented in this exhibit appears in Note C to the Company’s Condensed Consolidated Financial Statements set forth in this Quarterly Report on Form 10-Q).

(31)(i)(a)	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)

(i)(b)	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)

(32)(i)	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(ii)	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The following materials from Stanley Black & Decker Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2010, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations for the three and nine months ended October 2, 2010 and October 3, 2010, (ii) Consolidated Balance Sheets at October 2, 2010 and January 2, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the three and nine months ended October 2, 2010 and October 3, 2009, (iv) Consolidated Statements of Changes in Shareowner’s Equity at October 2, 2010 and January 2, 2010, and (v) Notes to (Unauditied) Condensed Consolidated Financial Statements, tagged as block of text**.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANLEY BLACK & DECKER, INC.
Date: November 1, 2010	By:	/s/ Donald Allan Jr.
Donald Allan Jr.
Senior Vice President and Chief Financial Officer