Form 10-K
period 2011-01-01
STANLEY BLACK & DECKER, INC.
filed 2011-02-18
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2011

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

Yes     No  X

As of July 2, 2010, the aggregate market values of voting common equity held by non-affiliates of the registrant was $8,212,019,983 based on the New York Stock Exchange closing price for such shares on that date. On February 15, 2011, the registrant had 167,207,462 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year are incorporated by reference in Part III of the Annual Report on Form 10-K.

PART I
ITEM 1.	BUSINESS	2
ITEM 1A.	RISK FACTORS	8
ITEM 1B.	UNRESOLVED STAFF COMMENTS	17
ITEM 2.	PROPERTIES	17
ITEM 3.	LEGAL PROCEEDINGS	19
ITEM 4.	[REMOVED AND RESERVED]	19

PART II
ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	20
ITEM 6.	SELECTED FINANCIAL DATA	21
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	49
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	49
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	49
ITEM 9A.	CONTROLS AND PROCEDURES	49
ITEM 9B.	OTHER INFORMATION	49

PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	50
ITEM 11.	EXECUTIVE COMPENSATION	51
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS	52
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	53
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	53

PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	53
SIGNATURES		54
EX-10.12.A
EX-10.12.B
EX-10.17
EX-12
EX-21
EX-23
EX-24
EX-31.I.A
EX-31.I.B
EX-32.I
EX-32.II
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

FORM 10-K

PART I

ITEM 1.	BUSINESS

1(a) GENERAL DEVELOPMENT OF BUSINESS

(i) General. The Stanley Works (“Stanley”) was founded in 1843 by Frederick T. Stanley and incorporated in 1852. Stanley is a diversified global provider of hand tools, mechanical access solutions and electronic security solutions. Stanley® is a brand recognized around the world for quality and value.

On March 12, 2010, Stanley completed a merger (the “Merger”) with the Black & Decker Corporation (“Black & Decker”). Black & Decker, which was incorporated in Maryland in 1910, is a leading global manufacturer and marketer of power tools and accessories, hardware and home improvement products, and technology-based (engineered) fastening systems. Black & Decker enjoys worldwide recognition of its strong brand names and a superior reputation for quality, design, innovation and value. In connection with the Merger, Stanley changed its name to Stanley Black & Decker, Inc. Throughout this document, references to the “Company” refer to Stanley Black & Decker, Inc. The Company’s consolidated financial statements include Black & Decker’s results of operations and cash flows from March 13, 2010.

As detailed in Note E, Merger and Acquisitions, of the Notes to the Consolidated Financial Statements in Item 8, Black & Decker stockholders received 1.275 shares of Stanley common stock for each share of Black & Decker common stock outstanding as of the merger date. Outstanding Black & Decker equity awards (primarily stock options) were similarly exchanged for Stanley equity awards. After the exchange was completed, pre-merger Stanley shareowners retained ownership of 50.5% of the newly combined company. Based on the $57.86 closing price of Stanley common stock on March 12, 2010, the aggregate fair value of the consideration transferred to consummate the Merger was $4.657 billion.

Management believes the Merger is a transformative event bringing together two highly complementary companies, with iconic brands, rich histories and common distribution channels, yet with minimal product overlap. The Merger also enables a global offering in hand and power tools, as well as hardware, thus enhancing the Company’s value proposition to customers. Management believes the value unlocked by the anticipated $425 million in cost synergies, expected to be achieved by the end of 2012, will help fuel future growth and facilitate global cost leadership. This updated cost synergy estimate represents a $75 million increase from the original $350 million by March, 2013 at the time of the Merger. The cost synergy drivers are: business unit and regional consolidation (management, sales force and shared services integration), $145 million; purchasing (materials, freight etc.) $100 million; corporate overhead $95 million; and manufacturing and distribution facility consolidation, $85 million. The Company is ahead of plan on the integration of the two companies and realized $135 million of the cost synergies in 2010, which is $45 million more than originally forecasted for the nine month period that followed the merger. An additional $165 million of cost synergies are anticipated in 2011, and an incremental $125 million in 2012 to achieve the total cumulative $425 million in cost synergies in 2012. Of the $330 million in cost synergies pertaining to operations (all but the $95 million of corporate overhead), the benefit by segment is estimated to be 70% in CDIY, 20% in Security (mechanical access solutions), and 10% in Industrial. Management estimates there will be an additional $200 million in total costs, incurred over the next two years, to achieve these synergies from the Merger.

Additionally, it is projected that revenue synergies from the Merger will be in the range of $300 million to $400 million by 2013, which implies a benefit of $0.35 — $0.50 of earnings per diluted share. Revenue synergies are expected to add an incremental 50 basis points (approximately $50 million) to 2011 revenue growth and have a modest earnings impact, with remaining revenue synergies to be achieved in 2012 and 2013. The anticipated revenue synergies will come from: geographic expansion into Latin America and other emerging markets, leveraging pre-existing infrastructure (30%); channel and cross-selling of existing products, such as the sale of power tools through the Company’s industrial and automotive repair distributors (30%); brand expansion, i.e. utilizing the array of powerful brands in different product categories and channels and expanding across the globe, as exemplified by the recent introduction of DeWalt hand tools in certain channels, (30%); and joint new product development, which entails leveraging development expertise from both legacy companies to pursue new product opportunities (10%). The CDIY segment is expected to realize approximately two-thirds of the revenue synergies, and the remainder will be split evenly in the Industrial and Security segments. In 2011, the Company intends to increase capital expenditures to 2.5% — 2.8% of revenues partially as a result of infrastructure improvements to foster attainment of the revenue synergies. In 2012 and beyond, the capital expenditure ratio is expected to return to more historical levels (2.0% — 2.5% of revenues) in 2012.

Net sales from continuing operations have increased from $3.7 billion in 2009 to a record $8.4 billion in 2010, primarily as a result of the Merger, double digit organic growth in the legacy Stanley Industrial segment, as well as the effects of several smaller acquisitions. The Company sold the CST/berger business in 2008 along with several other small divestitures in 2008. Results have been recast for these discontinued operations. Refer to Note E, Merger and Acquisitions, and Note T, Discontinued Operations, of the Notes to the Consolidated Financial Statements in Item 8 for a discussion of acquisitions and divestitures over the past three years.

At January 1, 2011, the Company employed approximately 36,700 people worldwide. The Company’s principal executive office is located at 1000 Stanley Drive, New Britain, Connecticut 06053 and its telephone number is (860) 225-5111.

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

1(c) NARRATIVE DESCRIPTION OF BUSINESS

The Company’s operations are classified into three reportable business segments: Construction & Do-It-Yourself (“CDIY”), Security, and Industrial. All segments have significant international operations in developed countries, but do not have large investments that would be subject to expropriation risk in developing countries. Fluctuations in foreign currency exchange rates affect the U.S. dollar translation of international operations in each segment.

After consummation of the Merger, the Black & Decker businesses were assessed and integrated into the Company’s existing reportable segments. The legacy Black & Decker segments: Power Tools and Accessories, Hardware & Home Improvement (“HHI”) and Fastening and Assembly Systems, were integrated into the Company’s CDIY, Security and Industrial segments, respectively, with the exception of the Pfister plumbing products business which was formerly part of HHI but is included in the CDIY segment. The results of Black & Decker’s operations are presented within each of these segments and reflect activity since the Merger date.

CDIY

The CDIY segment manufactures and markets hand tools, corded and cordless electric power tools and equipment, lawn and garden products, consumer portable power products, home products, accessories and attachments for power tools, plumbing products, consumer mechanics tools, storage systems, and pneumatic tools and fasteners. These products are sold to professional end users, distributors, and consumers, and are primarily distributed through retailers (including home centers, mass merchants, hardware stores, and retail lumber yards). Hand tools include measuring and leveling tools, planes, hammers, demolition tools, knives and blades, screwdrivers, saws, chisels and consumer tackers. Corded and cordless electric power tools and equipment include drills, impact wrenches and drivers, wet/dry vacuums, lights, radios/chargers, grinders, various saws, polishers, plate joiners, jointers, lathes, dust management systems, routers, planers, tile saws, sanders, air tools, building instruments, air compressors, laser products, and Workmate® products. Lawn and garden products include hedge trimmers, string trimmers, lawn mowers, edgers, pruners, shears, shrubbers, blowers/vacuums, chain saws, and related accessories. Consumer portable power products include inverters, jump-starters, vehicle battery chargers, rechargeable spotlights, and other related products. Home products are comprised of stick, canister and hand-held vacuums, flexible flashlights, paint tools and cleaning solutions. Accessories and attachments for power tools include drill bits, hammer bits, router bits, hacksaws and blades, circular saw blades, jig and reciprocating saw blades, diamond blades, screwdriver bits and quick-change systems, bonded and other abrasives and worksite tool belts and bags. Plumbing products consist of a variety of conventional and decorative lavatory, kitchen, tub and shower faucets. Consumer mechanics tools include wrenches and sockets. Storage systems include plastic boxes, sawhorses and storage units. Pneumatic tools and fasteners include nail guns, staplers, nails and staples that are used for construction, remodeling, furniture making, pallet manufacturing and other applications involving the attachment of wooden materials.

The Company’s product service program supports its power tools and lawn and garden products. Replacement parts and product repair services are available through a network of company-operated service centers. At January 1, 2011, there were approximately 100 such service centers, of which approximately 80 were located in the United States of America. The remaining centers are located around the world, primarily in Canada, Europe and Asia. These company-operated service centers are supplemented by several hundred authorized service centers operated by independent local owners. The Company also operates reconditioning centers in which power tools, lawn and garden products, and electric cleaning and lighting products are reconditioned and then resold through various company-operated factory outlets and service centers and various independent distributors.

Security

The Security segment provides access and security solutions primarily for consumers, retailers, educational, financial and healthcare institutions, as well as commercial, governmental and industrial customers. The Company provides an extensive suite of mechanical and electronic security products and systems, and a variety of security services. These include security integration systems, software, related installation, maintenance, and monitoring services, automatic doors, door closers, electronic keyless entry systems, exit devices, healthcare storage and supply chain solutions, patient protection products, hardware (including door and cabinet knobs and hinges, door stops, kick plates, house numbers, gate hardware, cabinet pulls, hooks, braces and shelf brackets), locking mechanisms, electronic keyless entry systems, keying systems, tubular and mortise door locksets. Security products are sold predominantly on a direct sales basis, distributed through retailers (including home centers) and in certain instances, through third party distributors.

Industrial

The Industrial segment manufactures and markets professional industrial and automotive mechanics tools and storage systems, metal and plastic fasteners and engineered fastening systems, hydraulic tools and accessories, and specialty tools. These products are sold to industrial customers including automotive, transportation, electronics, aerospace, machine tool and appliance industries and are distributed through third party distributors as well as through direct sales forces. Through its acquisition of CRC-Evans Pipeline International (“CRC-Evans”) in 2010, the Industrial segment also provides services and specialized tools and equipment such as custom pipe handling, joint welding and coating equipment used in the construction of large and small diameter pipelines.

Professional and automotive mechanics tools and storage systems include wrenches, sockets, electronic diagnostic tools, power tools, tool boxes and high-density industrial storage and retrieval systems. Metal and plastic fasteners and engineered fastening systems include blind riveting, stud welding, specialty screws, prevailing torque nuts and assemblies, insert systems, metal and plastic fasteners, and self-piercing riveting systems, as well as electric and pneumatic assembly tools. These are high performance precision tools, controllers and systems for tightening threaded fasteners used chiefly by vehicle manufacturers. Hydraulic tools and accessories are comprised of hand-held hydraulic tools and mounted hydraulic tools used by scrap yards, contractors, utilities, railroads and public works as well as mounted demolition hammers and compactors designed to work on skid steer loaders, mini-excavators, backhoes and large excavators. Specialty tools are used for assembling, repairing and testing electronic equipment.

Competition

The Company competes on the basis of its reputation for product quality, its well-known brands, its commitment to customer service, strong customer relationships, the breadth of its product lines and its innovative products and customer value propositions.

The Company encounters active competition in all of its businesses from both larger and smaller companies that offer the same or similar products and services or that produce different products appropriate for the same uses. The Company has a large number of competitors; however, aside from a small number of competitors in the consumer hand tool and consumer hardware businesses who produce a range of products somewhat comparable to the Company’s, the majority of its competitors compete only with respect to one or more individual products or product lines in that segment. Certain large customers offer private label brands (“house brands”) that compete across a wider spectrum of the Company’s CDIY segment product offerings. The Company is one of the largest manufacturers of hand and power tools in the world. The Company is a significant manufacturer of pneumatic fastening tools and related fasteners for the construction, furniture and pallet industries as well as a leading manufacturer of hydraulic tools used for heavy construction, railroad, utilities and public works. The Company also believes that it is among the larger direct providers of commercial access security integration and alarm monitoring services in North America and France.

Customers

A significant portion of the Company’s products are sold to home centers and mass merchants in the U.S. and Europe. A consolidation of retailers both in North America and abroad has occurred over time. While this consolidation and the domestic and international expansion of these large retailers has provided the Company with opportunities for growth, the increasing size and importance of individual customers creates a certain degree of exposure to potential sales volume loss. As a result of the Company’s diversification strategy, legacy Stanley sales to U.S. home centers and mass merchants declined from a high of approximately 40% in 2002 to 14% in 2010. On a pro-forma combined basis (as if combined the entire year), Stanley and Black & Decker 2010 sales to U.S. home centers and mass merchants were approximately 31%, including nearly 21% of sales to the combined Company’s two largest customers. As acquisitions in the various growth platforms (electronic/convergent Security, mechanical security, engineered fastening, infrastructure solutions and healthcare solutions) are made in future years, the proportion of sales to these valued U.S. home center and mass merchant customers is expected to decrease.

Raw Materials

The Company’s products are manufactured using both ferrous and non-ferrous metals including, but not limited to steel, zinc, copper, brass, aluminum and nickel, and resin also represents a significant commodity used in production. Additionally, the Company uses other commodity-based materials for components and packaging including, but not limited to, plastics, wood, and other corrugated products. The raw materials required are procured globally and available from multiple sources at competitive prices. The Company does not anticipate difficulties in obtaining supplies for any raw materials or energy used in its production processes.

Backlog

Due to short order cycles and rapid inventory turnover in most of the Company’s CDIY and Industrial segment businesses, backlog is generally not considered a significant indicator of future performance. At February 5, 2011, the Company had approximately $705 million in unfilled orders. Substantially all of these orders are reasonably expected to be filled within the current fiscal year. As of February 6, 2010 and February 2, 2009, unfilled orders amounted to $320 million and $348 million, respectively.

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

The Company has numerous trademarks that are used in its businesses worldwide. The STANLEY® and STANLEY in a Notched Rectangle® trademarks are material to all three business segments. These well-known trademarks enjoy a reputation for quality and value and are among the world’s most trusted brand names. The Company’s tagline, “Make Something Great®” is the centerpiece of the brand strategy for all segments. In the CDIY segment, the Bostitch®, Bailey®, Powerlock®, Tape Rule Case Design®, FatMax®, Black & Decker®, DeWalt®, DustBuster®, Porter-Cable®, Workmate® and Pfister® family of trademarks are material. The BEST®, Blicktm, HSM®, National®, Sargent & Greenleaf®, S&G® Sonitrol®, Xmark®, Kwikset®, Weiser®, and Baldwin® trademarks are material to the Security segment. The CRC®, LaBounty®, MAC®, Mac Tools®, Proto®, Vidmar®, Facom®, Virax®, USAG®, and Emhart Teknologiestm trademarks are material to the Industrial segment. The terms of these trademarks vary, typically, from 10 to 20 years, with most trademarks being renewable indefinitely for like terms.

Environmental Regulations

The Company is subject to various environmental laws and regulations in the U.S. and foreign countries where it has operations. Future laws and regulations are expected to be increasingly stringent and will likely increase the Company’s expenditures related to environmental matters.

The Environmental Protection Agency (“EPA”) has provided an affiliate of Black & Decker a “Notice of Potential Liability” related to environmental contamination found at the Centredale Manor Restoration Project Superfund site, located in North Providence, Rhode Island. The EPA has discovered a variety of contaminants at the site, including but not limited to, dioxins, polychlorinated biphenyls, and pesticides. The EPA alleged that an affiliate of Black & Decker is liable for site clean-up costs under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) as a successor to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. The EPA released a draft Feasibility Study Report in May 2010, which identified and evaluated possible remedial alternatives for the site. The estimated remediation costs related to this Centredale site (including the EPA’s past costs as well as costs of additional investigation, remediation, and related costs such as the EPA’s oversight costs, less escrowed funds contributed by primary potentially responsible parties (PRPs) who have reached settlement agreements with the EPA), which the Company considers to be probable and reasonably estimable, range from approximately $68.3 million to $212.8 million, with no amount within that range representing a more likely outcome until such time as the EPA completes its remedy selection process for the site. The Company’s reserve for this environmental remediation matter of $68.3 million reflects the fact that the EPA considers Metro-Atlantic, Inc. to be a primary source of contamination at the site. The Company has determined that it is likely to contest the EPA’s claims with respect to this site. Further, to the extent that the Company agrees to perform or finance additional remedial activities at this site, it intends to seek participation or contribution from additional PRPs and insurance carriers. As the specific nature of the environmental remediation activities that may be mandated by the EPA at this site have not yet been determined, the ultimate remedial costs associated with the site may vary from the amount accrued by the Company at January 1, 2011.

The EPA and the Santa Ana Regional Water Quality Control Board have each initiated administrative proceedings against Black & Decker and certain of its current or former affiliates alleging that Black & Decker and numerous other defendants are responsible to investigate and remediate alleged groundwater contamination in and adjacent to a 160-acre property located in Rialto, California. The cities of Colton and Rialto, as well as Goodrich Corporation, also initiated lawsuits against Black & Decker and certain of its former or current affiliates in the Federal District Court for California, Central District alleging similar claims that Black & Decker is liable under CERCLA, the Resource Conservation and Recovery Act, and state law for the discharge or release of hazardous substances into the environment and the contamination caused by those alleged releases. The City of Colton also has a companion case in California State court, which is currently stayed for all purposes. Certain defendants in that case have cross-claims against other defendants and have asserted claims against the State of California. The administrative proceedings and the lawsuits generally allege that West Coast Loading Corporation (“WCLC”), a defunct company that operated in Rialto between 1952 and 1957, and an as yet undefined number of other defendants are responsible for the release of perchlorate and solvents into the groundwater basin, and that Black & Decker and certain of its current or former affiliates are liable as a “successor” of WCLC. The Company believes that neither the facts nor the law support an allegation that Black & Decker is responsible for the contamination and is vigorously contesting these claims.

In addition, the Company is a party to a number of proceedings before federal and state regulatory agencies relating to environmental remediation. Also, the Company, along with many other companies, has been named as a PRP in a number of administrative proceedings for the remediation of various waste sites, including 36 active Superfund sites. Current laws potentially impose joint and several liabilities upon each PRP. In assessing its potential liability at these sites, the Company has considered the following: whether responsibility is being disputed, the terms of existing agreements, experience at similar sites, and the Company’s volumetric contribution at these sites.

The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of January 1, 2011 and January 2, 2010, the Company had reserves of $173.0 million and $29.7 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2010 amount, $25.9 million is classified as current and $147.1 million as long-term which is expected to be paid over the estimated remediation period. The range of environmental remediation costs that is reasonably possible is $157 million to $349 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with policy.

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

Employees

At January 1, 2011, the Company had approximately 36,700 employees, nearly 14,400 of whom were employed in the U.S. Approximately 950 U.S. employees are covered by collective bargaining agreements negotiated with 21 different local labor unions who are, in turn, affiliated with approximately 6 different international labor unions. The majority of the Company’s hourly-paid and weekly-paid employees outside the U.S. are not covered by collective bargaining agreements. The Company’s labor agreements in the U.S. expire in 2011, 2012, 2013 and 2014. There have been no significant interruptions or curtailments of the Company’s operations in recent years due to labor disputes. The Company believes that its relationship with its employees is good.

1(d) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Financial information regarding the Company’s geographic areas is incorporated herein by reference to Note P, Business Segments and Geographic Areas, of the Notes to the Consolidated Financial Statements in Item 8.

1(e) AVAILABLE INFORMATION

The Company’s website is located at http://www.stanleyblackanddecker.com. This URL is intended to be an inactive textual reference only. It is not intended to be an active hyperlink to our website. The information on our website is not, and is not intended to be, part of this Form 10-K and is not incorporated into this report by reference. The Company makes its Forms 10-K, 10-Q, 8-K and amendments to each available free of charge on its website as soon as reasonably practicable after filing them with, or furnishing them to, the U.S. Securities and Exchange Commission.

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

If the pace of recovery in the retail, residential and commercial markets in the Americas, Europe or Asia is sluggish, or general economic conditions do not improve, it could have a material adverse effect on the Company’s business.

The Company conducts business in various parts of the world, primarily in the United States and Europe and, to a lesser extent, in Mexico, Central America, the Caribbean, South America, Canada, Asia and Australia. As a result of this worldwide exposure, the Company’s businesses could be adversely affected by a decline in the U.S. and international economies, particularly with respect to residential and commercial markets, including, but not limited to recession, inflation or deflation. It is possible any such softness may result in an unfavorable impact on sales, earnings and cash flows. Also, any deterioration of retail, automotive, residential or commercial construction markets, changes in consumer purchasing power or in general economic conditions, could reduce demand for Company products and therefore have a material adverse effect on sales, earnings and cash flows. In addition, due to such economic conditions, it is possible certain customers’ credit-worthiness may erode resulting in increased write-offs of customer receivables.

The failure to successfully integrate the businesses of Stanley and Black & Decker in the expected time frame could adversely affect the Company’s future results.

The success of the Merger will depend, in large part, on the ability of the Company to realize the anticipated benefits, including cost savings, from combining the businesses of Stanley and Black & Decker. To realize these anticipated benefits, the businesses of Stanley and Black & Decker must be successfully integrated. This integration is complex and time-consuming. The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in the combined company not achieving the anticipated benefits of the Merger;

Potential difficulties that may be encountered in the integration process include the following:

•	the inability to successfully integrate the businesses of Stanley and Black & Decker in a manner that permits the combined company to achieve the cost savings anticipated to result from the Merger;

•	the inability to implement information technology system changes to get the combined businesses on common platforms;

•	lost sales and customers as a result of customers of either of the two companies deciding not to do business with the combined company;

•	complexities associated with managing the larger, more complex, combined business;

•	integrating personnel from the two companies while maintaining focus on providing consistent, high quality products;

•	potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the Merger; and

•	performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by integrating the companies’ operations.

The Company has incurred, and will continue to incur, substantial integration-related expenses resulting from the Merger.

The Company will continue to incur substantial expenses in connection with the Merger and the integration of Black & Decker including certain restructuring actions that may be taken to achieve synergies. Approximately $200 million of pre-tax restructuring and integration expense pertaining to the Merger is expected to be incurred over the next two years, in order to achieve an additional estimated $290 million of pre-tax annualized synergy benefits. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, billing, payroll, manufacturing, marketing and benefits. While the Company has assumed an estimated $200 million of expenses will be incurred, there are many factors beyond its control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that the Company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings. During 2010 the Company incurred $538 million of pre-tax merger and acquisition-related charges primarily related to restructuring costs associated with facility closures, employee severance charges, certain executive compensation charges, investment banking fees, and integration related advisory and consulting fees. While management believes the $200 million estimate is reasonable, the amount of future integration expense is not certain and could result in the Company taking significant additional charges against earnings in future periods.

The Company’s growth and repositioning strategies include acquisitions. The Company may not be able to successfully integrate the operations of recent acquisitions and the Company may not be able to identify suitable future acquisition candidates.

In 2002, the Company embarked on a growth strategy to shift its business portfolio toward favored growth markets through acquisitions and divestitures. The strategy has been advanced over the last several years with the Merger and the acquisition of a number of companies, including Stanley Solutions de Sécurité (“SSDS”), CRC-Evans Pipeline International (“CRC-Evans”), GMT, Infologix, Générale de Protection (“GdP”), Xmark Corporation (“Xmark”), Sonitrol Corporation (“Sonitrol”), and HSM Electronic Protection Services, Inc. (“HSM”).

The Company expends significant resources identifying opportunities to acquire new lines of business and companies that could contribute to its success and expansion into existing and new markets. Although the Company has extensive experience with acquisitions, there can be no assurance that recently acquired companies will be successfully integrated or that anticipated cost savings, synergies, or other benefits will be realized. If the Company successfully integrates the acquired companies and effectively implements its repositioning strategy, there can be no assurance that these acquired businesses will enjoy continued market acceptance or profitability.

In addition, there can be no assurance that the Company will be able to successfully identify suitable future acquisition candidates, negotiate appropriate terms, obtain the necessary financing, complete the transactions or successfully integrate the new companies as necessary to continue its growth and repositioning strategies. If the Company is unable to successfully integrate acquisitions, it could have a material adverse affect on its business, financial condition and future growth.

The Company’s acquisitions may result in certain risks for its business and operations.

In addition to the Merger, the Company made one other significant acquisition of CRC-Evans in 2010 in addition to nine smaller acquisitions, six small acquisitions in 2009, and a number of more significant acquisitions in 2008, including, but not limited to: GdP in October 2008 and Sonitrol and Xmark in July 2008. The Company may make additional acquisitions in the future. Acquisitions involve a number of risks, including:

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

Failure to effectively consummate or manage future acquisitions may adversely affect the Company’s existing businesses and harm its operational results due to large write-offs, contingent liabilities, substantial depreciation, adverse tax or other consequences. The Company is still in the process of integrating the businesses and operations of Black & Decker, CRC-Evans, SSDS and certain other smaller acquisitions made in the past two years. The Company cannot ensure that such integrations will be successfully completed, or that all of the planned synergies will be realized.

The Company has incurred, and may incur in the future, significant indebtedness, or issue additional equity securities, in connection with mergers or acquisitions which may impact the manner in which it conducts business or the Company’s access to external sources of liquidity. The potential issuance of such securities may limit the Company’s ability to implement elements of its growth strategy and may have a dilutive effect on earnings.

As described in Note H, Long-Term Debt and Financing Arrangements, of the Notes to the Consolidated Financial Statements in Item 8, the Company has a committed revolving credit agreement, expiring in February 2013, supporting borrowings up to $800 million. Upon closing of the Merger, the Company entered into a $700 million revolving credit agreement that became effective on March 12, 2010 and will expire in March 2011. These agreements include provisions that allow designated subsidiaries to borrow up to $250 million in Euros and Pounds Sterling, which may be available to, among other things, fund acquisitions.

The instruments and agreements governing certain of the Company’s current indebtedness contain requirements or restrictive covenants that include, among other things:

•	a limitation on creating liens on certain property of the Company and its subsidiaries;

•	a restriction on entering into certain sale-leaseback transactions;

•	customary events of default. If an event of default occurs and is continuing, the Company might be required to repay all amounts outstanding under the respective instrument or agreement; and

•	maintenance of a specified financial ratio. The Company has an interest coverage covenant that must be maintained to permit continued access to its committed revolving credit facilities. The interest coverage ratio tested for covenant compliance compares adjusted Earnings Before Interest, Taxes, Depreciation and Amortization to adjusted Interest Expense (“adjusted EBITDA”/“adjusted Interest Expense”); such adjustments to interest or EBITDA include, but are not limited to, removal of non-cash interest expense, certain restructuring and other merger and acquisition-related charges as well as stock-based compensation expense. The adjustments to interest expense and EBITDA for purposes of this interest coverage ratio computation are defined in the debt agreements included as Exhibits 10.1, 10.2(a), 10.2(b) and 10.2(c) of this Form 10K. The ratio required for compliance is 3.5 EBITDA to 1.0 Interest Expense and is computed quarterly, on a rolling twelve months (last twelve months) basis. Under this covenant definition, the interest coverage ratio was approximately 11 times EBITDA or higher in each of the 2010 quarterly measurement periods. Management does not believe it is reasonably likely the Company will breach this covenant. Failure to maintain this ratio could adversely affect further access to liquidity.

Future instruments and agreements governing indebtedness may impose other restrictive conditions or covenants. Such covenants could restrict the Company in the manner in which it conducts business and operations as well as in the pursuit of its growth and repositioning strategies.

The Company is exposed to counterparty risk in its hedging arrangements.

From time to time the Company enters into arrangements with financial institutions to hedge exposure to fluctuations in currency and interest rates, including forward contracts and swap agreements. The failure of one or more counterparties to the Company’s hedging arrangements to fulfill their obligations could adversely affect the Company’s results of operations.

The Company’s results of operations could be negatively impacted by inflationary or deflationary economic conditions which could affect the ability to obtain raw materials, component parts, freight, energy, labor and sourced finished goods in a timely and cost-effective manner.

The Company’s products are manufactured using both ferrous and non-ferrous metals including, but not limited to steel, zinc, copper, brass, aluminum and nickel, and resin also represents a significant commodity used in production. Additionally, the Company uses other commodity-based materials for components and packaging including, but not limited to: plastics, wood, and other corrugated products. The Company’s cost base also reflects significant elements for freight, energy and labor. The Company also sources certain finished goods directly from vendors. If the Company is unable to mitigate any inflationary increases through various customer pricing actions and cost reduction initiatives, its profitability may be adversely affected.

Conversely, in the event there is deflation, the Company may experience pressure from its customers to reduce prices; there can be no assurance that the Company would be able to reduce its cost base (through negotiations with suppliers or other measures) to offset any such price concessions which could adversely impact results of operations and cash flows.

Further, as a result of inflationary or deflationary economic conditions, the Company believes it is possible that a limited number of suppliers may either cease operations or require additional financial assistance from the Company in order to fulfill their obligations. In a limited number of circumstances, the magnitude of the Company’s purchases of certain items is of such significance that a change in established supply relationships with suppliers or increase in the costs of purchased raw materials, component parts or finished goods could result in manufacturing interruptions, delays, inefficiencies or an inability to market products. An increase in value-added tax rebates currently available to the Company or to its suppliers, could also increase the costs of the Company’s manufactured products as well as purchased products and components and could adversely affect the Company’s results of operations.

Tight capital and credit markets could adversely affect the Company by limiting the Company’s or its customers’ ability to borrow or otherwise access liquidity.

The Company’s growth plans are dependent on, among other things, the availability of funding to support corporate initiatives and complete appropriate acquisitions and the ability to increase sales of existing product lines. While the Company has not encountered financing difficulties to date, the capital and credit markets experienced extreme volatility and disruption in late 2008 and in early 2009. Market conditions could make it more difficult for the Company to borrow or otherwise obtain the cash required for significant new corporate initiatives and acquisitions. In addition, there could be a number of follow-on effects from such a credit crisis on the Company’s businesses, including: insolvency of key suppliers resulting in product delays; inability of customers to obtain credit to finance purchases of the Company’s products and/or customer insolvencies; and failure of derivative counterparties and other financial institutions negatively impacting the Company’s treasury operations.

The Company is exposed to market risk from changes in foreign currency exchange rates which could negatively impact profitability.

The Company manufactures and sell its products in many countries throughout the world. As a result, there is exposure to foreign currency risk as the Company enters into transactions and makes investments denominated in multiple currencies. The Company’s predominant exposures are in European, Canadian, British, and Asian currencies, including the Chinese Renminbi (“RMB”). In preparing its financial statements, for foreign operations with functional currencies other than the U.S. dollar, asset and liability accounts are translated at current exchange rates, and income and expenses are translated using weighted-average exchange rates. With respect to the effects on translated earnings, if the U.S. dollar strengthens relative to local currencies, the Company’s earnings could be negatively impacted. In 2010, foreign currency translation positively impacted earnings by $0.04 per diluted share. The translation impact has been more material in the past and may be more material in the future. Although the Company utilizes risk management tools, including hedging, as it deems appropriate, to mitigate a portion of potential market fluctuations in foreign currencies, there can be no assurance that such measures will result in all market fluctuation exposure being eliminated. The Company does not make a practice of hedging its non-U.S. dollar earnings.

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

The Company’s success depends on its ability to improve productivity and streamline operations to control or reduce costs.

The Company is committed to continuous productivity improvement and evaluating opportunities to reduce fixed costs, simplify or improve processes, and eliminate excess capacity. The Company has also undertaken restructuring actions, the savings of which may be mitigated by many factors, including economic weakness, competitive pressures, and decisions to increase costs in areas such as sales promotion or research and development above levels that were otherwise assumed. Failure to achieve or delays in achieving projected levels of efficiencies and cost savings from such measures, or unanticipated inefficiencies resulting from manufacturing and administrative reorganization actions in progress or contemplated, would adversely affect the Company’s results of operations.

Changes in customer preferences, the inability to maintain mutually beneficial relationships with large customers, inventory reductions by customers, and the inability to penetrate new channels of distribution could adversely affect the Company’s business.

The Company has certain significant customers, particularly home centers and major retailers, although no one customer represented more than 10% of consolidated net sales in 2010. However, on a pro-forma basis (as if Black & Decker were part of the Company’s results for the entire year 2010), the two largest customers comprised nearly 21% of net sales and U.S. mass merchants and home centers collectively comprised approximately 31% of net sales. The loss or material reduction of business, the lack of success of sales initiatives, or changes in customer preferences or loyalties, for the Company’s products related to any such significant customer could have a material adverse impact on the Company’s results of operations and cash flows. In addition, the Company’s major customers are volume purchasers, a few of which are much larger than the Company and have strong bargaining power with suppliers. This limits the ability to recover cost increases through higher selling prices. Furthermore, unanticipated inventory adjustments by these customers can have a negative impact on sales.

During 2009 the Company experienced significant distributor inventory corrections reflecting de-stocking of the supply chain associated with difficult credit markets. Such distributor de-stocking exacerbated sales volume declines pertaining to weak end user demand and the broader economic recession. The Industrial segment generally sells to distributors where the Company does not have point of sale data to see end user demand trends; however, a substantial portion of the overall volume declines within the Industrial segment was believed to be attributable to such de-stocking or customer inventory adjustments. The Company’s results may be adversely impacted in future periods by such customer inventory adjustments. Further, the inability to continue to penetrate new channels of distribution may have a negative impact on the Company’s future results.

Customer consolidation could have a material adverse effect on the Company’s business.

A significant portion of the Company’s products are sold through home centers and mass merchant distribution channels in the U.S. and Europe. A consolidation of retailers in both North America and abroad has occurred over time and the increasing size and importance of individual customers creates risk of exposure to potential volume loss. The loss of certain larger home centers as customers would have a material adverse effect on the Company’s business until either such customers were replaced or the Company made the necessary adjustments to compensate for the loss of business.

If the Company were required to write down all or part of its goodwill, indefinite-lived trade names, or other definite-lived intangible assets, its net income and net worth could be materially adversely affected.

As a result of the Merger and previous acquisitions, the Company has $5.942 billion of goodwill, $1.652 billion of indefinite-lived trade names, and $1.220 billion of definite-lived intangible assets at January 1, 2011. The

Company is required to periodically, at least annually, determine if its goodwill or indefinite-lived trade names have become impaired, in which case it would write down the impaired portion of the intangible asset. The definite-lived intangible assets, including customer relationships, are amortized over their estimated useful lives; such assets are also evaluated for impairment when appropriate. Impairment of intangible assets may be triggered by developments outside of the Company’s control, such as worsening economic conditions, technological change, intensified competition or other factors resulting in deleterious consequences.

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

In addition, the Company is subject to environmental laws in each jurisdiction in which business is conducted. Some of the Company’s products incorporate substances that are regulated in some jurisdictions in which it conducts manufacturing operations. The Company could be subject to liability if it does not comply with these regulations. In addition, the Company is currently, and may in the future, be held responsible for remedial investigations and clean-up costs resulting from the discharge of hazardous substances into the environment, including sites that have never been owned or operated by the Company but at which it has been identified as a potentially responsible party under federal and state environmental laws and regulations. Changes in environmental and other laws and regulations in both domestic and foreign jurisdictions could adversely affect the Company’s operations due to increased costs of compliance and potential liability for non-compliance.

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

The Company faces active competition and resulting pricing pressures. The Company’s products compete on the basis of, among other things, its reputation for product quality, its well-known brands, price, innovation and customer service capabilities. The Company competes with both larger and smaller companies that offer the same or similar products and services or that produce different products appropriate for the same uses. These companies are often located in countries such as China, Taiwan and India where labor and other production costs are substantially lower than in the U.S., Canada and Western Europe. Also, certain large customers offer house brands that compete with some of the Company’s product offerings as a lower-cost alternative. To remain profitable and defend market share, the Company must maintain a competitive cost structure, develop new products and services, lead product innovation, respond to competitor innovations and enhance its existing products in a timely manner. The Company may not be able to compete effectively on all of these fronts and with all of its competitors, and the failure to do so could have a material adverse effect on its sales and profit margins.

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

In addition, the Company may have to reduce prices on its products and services, or make other concessions, to stay competitive and retain market share. Price reductions taken by the Company in response to customer and competitive pressures, as well as price reductions and promotional actions taken to drive demand that may not result in anticipated sales levels, could also negatively impact its business. The Company engages in restructuring actions, sometimes entailing shifts of production to low-cost countries, as part of its efforts to maintain a competitive cost structure. If the Company does not execute restructuring actions well, its ability to meet customer demand may decline, or earnings may otherwise be adversely impacted; similarly if such efforts to reform the cost structure are delayed relative to competitors or other market factors the Company may lose market share and profits.

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

Despite efforts to prevent such situations, insurance policies and loss control and risk management practices, that partially mitigate these risks, the Company’s systems may be affected by damage or interruption from, among other causes, power outages, computer viruses, or security breaches. Computer hardware and storage equipment that is integral to efficient operations, such as e-mail, telephone and other functionality, is concentrated in certain physical locations in the various continents in which the Company operates.

In addition, the Company is in the process of implementing system conversions to SAP to provide a common platform across most of its businesses. There can be no assurances that expected expense synergies will be achieved or that there will not be delays to the expected timing. It is possible the costs to complete the system conversions may exceed current expectations, and that significant costs may be incurred that will require immediate expense recognition as opposed to capitalization. The risk of disruption to key operations is increased when complex system changes such as the SAP conversions are undertaken. If systems fail to function effectively, or become damaged, operational delays may ensue and the Company may be forced to make significant expenditures to remedy such issues. Any significant disruption in the Company’s computer operations could have a material adverse impact on its business and results of operations.

The Company’s operations are significantly dependent on infrastructure, notably certain distribution centers and security alarm monitoring facilities, which are concentrated in various geographic locations. If any of these were to experience a catastrophic loss, such as a fire, earthquake, hurricane, or flood, it could disrupt operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility. The Company maintains business interruption insurance, but it may not fully protect the Company against all adverse effects that could result from significant disruptions.

Unforeseen events, including war, terrorism and other international conflicts and public health issues, whether occurring in the United States or abroad, could disrupt our operations, disrupt the operations of our suppliers or customers, or result in political or economic instability. These events could reduce demand for our products and make it difficult or impossible for us to manufacture our products, deliver products to customers, or to receive materials from suppliers.

If the investments in employee benefit plans do not perform as expected, the Company may have to contribute additional amounts to these plans, which would otherwise be available to cover operating expenses or other business purposes.

The Company sponsors pension and other post-retirement defined benefit plans. The Company’s defined benefit plan assets are currently invested in equity securities, bonds and other fixed income securities, and money market instruments. The Company’s funding policy is generally to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with applicable law which require, among other things, that the Company make cash contributions to under-funded pension plans. During 2010, the Company made cash contributions to its defined benefit plans of $277 million and it expects to contribute approximately $140 million to its defined benefit plans in 2011.

There can be no assurance that the value of the defined benefit plan assets, or the investment returns on those plan assets, will be sufficient in the future. It is therefore possible that the Company may be required to make higher cash contributions to the plans in future years which would reduce the cash available for other business purposes, and that the Company will have to recognize a significant pension liability adjustment which would decrease the net assets of the Company and result in higher expense in future years. The fair value of these assets at January 1, 2011 was $1.751 billion.

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

Low demand for new products and the inability to develop and introduce new products at favorable margins could adversely impact the Company’s performance and prospects for future growth.

The Company’s competitive advantage is due in part to its ability to develop and introduce new products in a timely manner at favorable margins. The uncertainties associated with developing and introducing new products, such as market demand and costs of development and production, may impede the successful development and introduction of new products on a consistent basis. Introduction of new technology may result in higher costs to the Company than that of the technology replaced. That increase in costs, which may continue indefinitely or until and if increased demand and greater availability in the sources of the new technology drive down its cost, could adversely affect the Company’s results of operations. Market acceptance of the new products introduced in recent years and scheduled for introduction in 2011 may not meet sales expectations due to various factors, such as the failure to accurately predict market demand, end-user preferences, and evolving industry standards. Moreover, the ultimate success and profitability of the new products may depend on the Company’s ability to resolve technical and technological challenges in a timely and cost-effective manner, and to achieve manufacturing efficiencies. The Company’s investments in productive capacity and commitments to fund advertising and product promotions in connection with these new products could erode profits if those expectations are not met.

The Company’s products could be subject to product liability claims and litigation.

The Company manufactures products, configures and installs security systems and performs various services that create exposure to product and professional liability claims and litigation. If such products, systems and services are not properly manufactured, configured, installed, designed or delivered, personal injuries, property damage or business interruption could result, which could subject the Company to claims for damages. The costs associated with defending product liability claims and payment of damages could be substantial. The Company’s reputation could also be adversely affected by such claims, whether or not successful.

The Company’s products could be recalled.

The Consumer Product Safety Commission or other applicable regulatory bodies may require the recall, repair or replacement of the Company’s products if those products are found not to be in compliance with applicable standards or regulations. A recall could increase costs and adversely impact the Company’s reputation.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of January 1, 2011, the Company and its subsidiaries owned or leased material facilities for manufacturing, distribution and sales offices in 17 states and 16 foreign countries. The Company believes that its material facilities are suitable and adequate for its business.

Certain properties are utilized by more than one segment and in such cases the property is reported in the segment with highest usage.

Material facilities owned and leased by the Company and its subsidiaries follow:

Corporate Offices

Owned by the Company	Leased by the Company

None	New Britain, Connecticut, United States of America

CDIY

Owned by the Company	Leased by the Company

New Britain, Connecticut, United States of America	Rialto, California, United States of America
Shelbyville, Kentucky, United States of America	Miramar, Florida, United States of America
Towson, Maryland, United States of America	Riverview, Florida, United States of America
East Greenwich, Rhode Island, United States of America	Greenfield, Indiana, United States of America
Cheraw, South Carolina. United States of America	Kannapolis, North Carolina United States of America
Fort Mill, South Carolina, United States of America	Epping, Australia
Jackson, Tennessee, United States of America	Aarschot, Belgium
Uberaba, Brazil	Mechelen, Belgium
Jiashan City, China	Tongeren, Belgium
Langfang, China	Brockville, Canada
Suzhou, China	Oakville, Canada
Arbois, France	Shenzhen City, China
Besancon, France	Suzhou, China
Buchlberg, Germany	Trmice, Czech Republic
Perugia, Italy	Dole, France
Puebla, Mexico	Biassono, Italy
Reynosa, Mexico	Reynosa, Mexico
Wroclaw, Poland	Gliwice, Poland
Taichung, Taiwan	Dubai, United Arab Emirates
Bangpakong, Thailand	Spennymoor, United Kingdom
Brackmills, United Kingdom
Hellaby, United Kingdom

Security

Owned by the Company	Leased by the Company

Farmington, Connecticut, United States of America	Lake Forest, California, United States of America
Rock Falls, Illinois, United States of America	Mira Loma, California, United States of America
Indianapolis, Indiana, United States of America	Kentwood, Michigan, United States of America
Nicholasville, Kentucky, United States of America	Charlotte, North Carolina, United States of America
Reading, Pennsylvania, United States of America	Xiamen, China
Denison, Texas, United States of America	Mexicali, Mexico
Xiaolan, China
Nogales, Mexico
Nueva Leon, Mexico

Industrial

Owned by the Company	Leased by the Company

Danbury, Connecticut, United States of America	Milwaukie, Oregon, United States of America
Montpelier, Indiana, United States of America	Paris, France
Campbellsville, Kentucky, United States of America
Hopkinsville, Kentucky, United States of America
Mt Clemens, Michigan, United States of America
Columbus, Ohio, United States of America
Georgetown, Ohio, United States of America
Tulsa, Oklahoma, United States of America
Allentown, Pennsylvania, United States of America
Farmers Branch, Texas, United States of America
Pecky, Czech Republic
Epernay, France
Feuquieres en Vimeu, France
Paris, France
Giessen, Germany
Gemonio, Italy
Toyohashi, Japan
Birmingham, United Kingdom

Material Facilities not being Used by the Company

Owned by the Company	Leased by the Company

Clinton, Connecticut, United States of America	None
New Britain, Connecticut, United States of America
Sterling, Illinois, United States of America
Smiths Falls, Canada
Villeneuve le Roi, France

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

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed and traded on the New York Stock Exchange, Inc. (“NYSE”) under the abbreviated ticker symbol “SWK”, and is a component of the Standard & Poor’s (“S&P”) 500 Composite Stock Price Index. The Company’s high and low quarterly stock prices on the NYSE for the years ended January 1, 2011 and January 2, 2010 follow:

	2010			2009
			Dividend			Dividend
			Per			Per
			Common			Common
	High	Low	Share	High	Low	Share

QUARTER:
First	$59.90	$51.25	$0.33	$36.38	$22.75	$0.32
Second	$65.07	$49.58	$0.33	$40.01	$29.91	$0.32
Third	$62.02	$49.62	$0.34	$42.69	$31.28	$0.33
Fourth	$67.29	$58.71	$0.34	$53.13	$40.97	$0.33

Total			$1.34			$1.30

As of February 15, 2011 there were 11,935 holders of record of the Company’s common stock.

Information required by Item 201(d) of Regulation S-K concerning securities authorized for issuance under equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K.

The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the three months ended January 1, 2011:

Total
Number
			Of Shares	Maximum
			Purchased As	Number
	(a)		Part Of A	Of Shares That
	Total	Average	Publicly	May
	Number	Price	Announced	Yet Be Purchased
	Of Shares	Paid	Plan	Under The
2010	Purchased	Per Share	or Program	Program

October 3 – November 6	553	$62.65	—	—
November 7 – December 4	—	—	—	—
December 5 – January 1	41,831	$63.97	—	—

	42,384	$63.96	—	—

As of January 1, 2011, 7.8 million shares of common stock remain authorized for repurchase, associated with the prior authorization of the repurchase of 10.0 million shares on December 12, 2007. The Company may continue to repurchase shares in the open market or through privately negotiated transactions from time to time pursuant to this prior authorization to the extent management deems warranted based on a number of factors, including the level of acquisition activity, the market price of the Company’s common stock and the current financial condition of the Company.

(a)	The shares of common stock in this column were deemed surrendered to the Company by participants in various benefit plans of the Company to satisfy the participants’ taxes related to vesting or delivery of time vesting restricted share units under those plans.

ITEM 6.	SELECTED FINANCIAL DATA

The Merger and other significant acquisitions made by the Company during the five-year period presented below affect comparability of results. Refer to Note E, Merger and Acquisitions, of the Notes to Consolidated Financial Statements for further information. Additionally, as detailed in Note T, Discontinued Operations, and prior year 10-K filings, the results in 2006 through 2008 were recast for certain discontinued operations for comparability (in millions, except per share amounts):

	2010(b)		2009(d)	2008(h)	2007	2006(i)

Continuing Operations:
Net sales	$8,410		$3,737	$4,426	$4,360	$3,897
Net earnings attributable to Stanley Black & Decker, Inc.	$198	(a)	$227	$219	$321	$279
Basic earnings per share:
Continuing operations	$1.34	(a)	$2.84	$2.77	$3.89	$3.40
Discontinued operations(c)	$—		$(0.03)	$1.11	$0.14	$0.13

Total basic earnings per share	$1.34		$2.81	$3.88	$4.03	$3.53
Diluted earnings per share:
Continuing operations	$1.32	(a)	$2.82	$2.74	$3.82	$3.33
Discontinued operations(c)	$—		$(0.03)	$1.10	$0.13	$0.13

Total diluted earnings per share	$1.32		$2.79	$3.84	$3.95	$3.46
Percent of net sales:
Cost of sales	64.9%	(a)	59.6%	62.2%	62.1%	63.7%
Selling, general and administrative(e)	25.8%	(a)	27.5%	25.0%	23.8%	23.9%
Other, net	2.4%	(a)	3.7%	2.3%	1.9%	1.3%
Interest, net	1.2%		1.6%	1.9%	2.0%	1.7%
Earnings before income taxes	2.8%	(a)	7.6%	6.6%	9.8%	9.0%
Net earnings attributable to Stanley Black & Decker, Inc.	2.4%	(a)	6.1%	4.9%	7.4%	7.2%
Balance sheet data:
Total assets(f)	$15,139		$4,769	$4,867	$4,741	$3,926
Long-term debt	$3,018		$1,085	$1,384	$1,165	$679
Stanley Black & Decker, Inc.’s Shareowners’ Equity(g)	$7,017		$1,986	$1,706	$1,754	$1,548
Ratios:
Current ratio	1.8		1.2	1.3	1.4	1.4
Total debt to total capital	32.9%		41.1%	48.6%	45.4%	39.2%
Income tax rate — continuing operations	16.4%	(a)	19.2%	24.7%	24.9%	19.8%
Return on average equity — continuing operations	4.4%	(a)	12.4%	12.8%	19.5%	18.9%
Common stock data:
Dividends per share	$1.34		$1.30	$1.26	$1.22	$1.18
Equity per share at year-end	$42.18		$24.68	$21.63	$21.82	$18.92
Market price per share — high	$67.29		$53.13	$52.18	$64.25	$54.59
Market price per share — low	$49.58		$22.75	$24.19	$47.01	$41.60
Average shares outstanding (in 000’s):
Basic	147,224		79,788	78,897	82,313	81,866
Diluted	150,167		80,396	79,874	84,046	83,704
Other information:
Average number of employees	36,939		17,393	17,862	17,344	16,699
Shareowners of record at end of year	11,964		12,315	12,593	12,482	12,755

(a)	The Company’s 2010 results include $538 million (pre-tax) of merger and acquisition-related charges incurred in connection with the Merger. Such charges include amortization of inventory step-up, facility closure-related charges, certain executive compensation and severance costs, transaction and integration costs, partially offset by pension curtailment gains. As a result of these charges, Net earnings attributable to Stanley Black & Decker, Inc. were reduced by $421 million, Basic earnings per share were reduced by $2.86, Diluted earnings per share were reduced by $2.80, Cost of sales as a % of Net sales was 230 basis points higher, Selling, general & administrative as a % of Net sales was 100 basis points higher, Other, net as a % of Net sales was 50 basis points higher, Earnings before income taxes as a % of Net sales was 640 basis points lower, Net earnings attributable to Stanley Black & Decker, Inc. as a % of Net sales was 500 basis points lower, Income tax rate — continuing operations ratio was 370 basis points lower and the Return on average equity-continuing operations ratio was 940 basis points lower.

In the second quarter of 2010, the Company recognized an income tax benefit attributable to the settlement of certain tax contingencies of $36 million, or $0.21 per diluted share.

(b)	As further discussed in Note E, Merger and Acquisitions, of the Notes to the Consolidated Financial Statements in Item 8, on March 12, 2010, Stanley completed the Merger. The 2010 selected financial data includes Black & Decker’s results of operations and cash flows from March 13, 2010.

(c)	Amounts in 2008 reflect an $84 million, or $1.05 per diluted share, after-tax gain recorded in discontinued operations for the sale of the CST/berger laser measuring business.

(d)	In the second quarter of 2009, the Company recognized a $0.34 per diluted share gain on debt extinguishment from the repurchase of $103.0 million of junior subordinated debt securities. In the fourth quarter of 2009, the Company incurred $0.22 per diluted share in charges related to the transaction and integration planning costs associated with the Merger.

(e)	SG&A is inclusive of the Provision for Doubtful Accounts.

(f)	Item includes assets held for sale related to discontinued operations as of the fiscal years ended 2007 and 2006.

(g)	Stanley Black & Decker, Inc’s Shareowners’ Equity was reduced by $14 million in fiscal 2007 for the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109,” codified in FASB Accounting Standards Codification (“ASC”) 740 “Income Taxes”.

(h)	In the fourth quarter of 2008, the Company recognized $61 million, or $0.54 per diluted share, of pre-tax restructuring and asset impairment charges from continuing operations pertaining to cost actions taken in response to weak economic conditions.

(i)	Diluted earnings per share in 2006 reflect $0.07 of expense for stock options related to the adoption of SFAS No. 123(R), “Share Based Payment,” codified in ASC 718 “Compensation — Stock Compensation,” under the modified prospective method.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion and certain other sections of this Annual Report on Form 10-K contain statements reflecting the Company’s views about its future performance that constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates and management’s beliefs and assumptions. Any statements contained herein (including without limitation statements to the effect that Stanley Black & Decker, Inc. or its management “believes”, “expects”, “anticipates”, “plans” and similar expressions) that are not statements of historical fact should be considered forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward- looking statements. These factors include, without limitation, those set forth, or incorporated by reference, below under the heading “Cautionary Statements”. The Company does not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

BUSINESS OVERVIEW

Strategic Objectives

The Company has maintained a consistent strategic framework since 2004:

•	Maintaining portfolio transition momentum by continuing diversification toward higher growth businesses, increasing relative weighting of emerging markets and opportunistically consolidating the tool industry;

•	Being selective and operating in markets where brand is meaningful, value proposition is definable and sustainable through innovation and global cost leadership is achievable;

•	Pursuing growth on multiple fronts through building existing growth platforms such as convergent security, mechanical security and engineered fastening and developing new growth platforms over time such as infrastructure and healthcare;

•	Accelerating progress via Stanley Fulfillment System (“SFS”).

Stanley has pursued this strategy which involves industry, geographic and customer diversification in order to pursue sustainable revenue, earnings and cash flow growth. In addition, the Company’s desire to be a consolidator of the tool industry and to increase its relative weighting in emerging markets has been significantly enhanced by the Merger. The impact of this diversification strategy is evident in the performance of the Company. Sales outside the U.S. represented 45% of the total in 2010, up from 29% in 2002. When we embarked on the diversification strategy, legacy Stanley sales to U.S. home centers and mass merchants declined from a high of approximately 40% in 2002 to 14% in 2010. On a pro-forma combined basis (as if combined the entire year), Stanley and Black & Decker 2010 sales to U.S. home centers and mass merchants were approximately 31%, including nearly 21% in sales to the combined Company’s two largest customers. As acquisitions in the various growth platforms (electronic/convergent Security, mechanical security, engineered fastening, infrastructure solutions and healthcare solutions) are made in future years, the proportion of sales to these valued U.S. home center and mass merchant customers is expected to decrease. Execution of this strategy has entailed approximately $3.4 billion of acquisitions since 2002 (aside from the Merger), several divestitures and increased brand investment, enabled by strong cash flow generation and proceeds from divestitures.

The Company’s long-term financial objectives are:

•	4-6% organic revenue growth; 10-12% total revenue growth;

•	Mid-teens EPS growth;

•	Free cash flow greater than equal to net income;

•	Return on capital employed (ROCE) between 12-15%;

•	Continued dividend growth;

•	Strong investment grade credit rating.

The Company’s long-term capital allocation objectives pertaining to the deployment of free cash flow are:

•	Invest approximately 2/3 in acquisitions and growth;

•	Return approximately 1/3 to shareowners as the Company remains committed to continued dividend growth and opportunistic share buy backs.

The long-term capital allocation strategy with respect to growth is focused on its growing existing platforms: electronic / convergent security, mechanical security, engineered fastening, infrastructure solutions, and healthcare solutions as well as further consolidating the tool industry. The Company plans to expand these existing platforms through both organic growth and primarily international acquisitions. The Merger rounded out the mechanical security product offerings, and brought with it another strong growth platform in engineered fastening.

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

The Security segment provides access and security solutions primarily for consumers, retailers, educational, financial and healthcare institutions, as well as commercial, governmental and industrial customers. The Company provides an extensive suite of mechanical and electronic security products and systems, and a variety of security services. These include security integration systems, software, related installation, maintenance, monitoring services, automatic doors, door closers, electronic keyless entry systems, exit devices, healthcare storage and supply chain solutions, patient protection products, hardware (including door and cabinet knobs and hinges, door stops, kick plates, house numbers, gate hardware, cabinet pulls, hooks, braces and shelf brackets), locking mechanisms, electronic keyless entry systems, keying systems, tubular and mortise door locksets. Hardware and locking mechanisms are manufactured whereas certain other product offerings are sourced. Security products are sold primarily on a direct sales basis, and in certain instances, through third party distributors.

The Industrial segment manufactures and markets professional industrial and automotive mechanics tools and storage systems, metal and plastic fasteners and engineered fastening systems, hydraulic tools and accessories, and specialty tools. These products are sold to industrial customers including automotive, transportation, electronics, aerospace, machine tool, and appliance industries and are distributed through third party distributors as well as direct sales forces. The industrial segment also provides services and specialized tools and equipment such as custom pipe handling, joint welding and coating equipment used in the construction of large and small diameter pipelines.

After consummation of the Merger, the Black & Decker businesses were assessed and integrated into the Company’s existing reportable segments. The legacy Black & Decker segments: Power Tools and Accessories, Hardware & Home Improvement (“HHI”) and Fastening and Assembly Systems, were integrated into the Company’s CDIY, Security and Industrial segments, respectively, with the exception of the Pfister plumbing products business which was formerly part of HHI but is now included in the CDIY segment. The results of Black & Decker’s operations are presented within each of these segments and reflect activity since the merger date.

Significant areas of tactical emphasis related to execution of the Company’s strategic objectives, as well as events impacting the Company’s financial performance in 2010 and 2009, are discussed below.

Merger

As discussed in Item 1 above, on March 12, 2010, Stanley completed the Merger. In connection with the Merger, Stanley changed its name to Stanley Black & Decker, Inc. Throughout this MD&A, references to the “Company” refer to Stanley Black & Decker, Inc. The Company’s consolidated financial statements include Black & Decker’s results of operations and cash flows from March 13, 2010.

As detailed in Note E, Merger and Acquisitions, Black & Decker stockholders received 1.275 shares of Stanley common stock for each share of Black & Decker common stock outstanding as of the merger date. Outstanding Black & Decker equity awards (primarily stock options) were similarly exchanged for Stanley equity awards. After the exchange was completed, pre-merger Stanley shareowners retained ownership of 50.5% of the newly combined company. Based on the $57.86 closing price of Stanley common stock on March 12, 2010, the aggregate fair value of the consideration transferred to consummate the Merger was $4.657 billion.

Management believes the Merger is a transformative event bringing together two highly complementary companies, with iconic brands, rich histories and common distribution channels, yet with minimal product overlap. The Merger also enables a global offering in hand and power tools, as well as hardware, thus enhancing the Company’s value proposition to customers. Management believes the value unlocked by the anticipated $425 million in cost synergies, expected to be achieved by the end of 2012, will help fuel future growth and facilitate global cost leadership. This updated cost synergy estimate represents a $75 million increase from the original $350 million by March, 2013 at the time of the Merger. The cost synergy drivers are: business unit and regional consolidation (management, sales force and shared services integration),

$145 million; purchasing (materials, freight etc.) $100 million; corporate overhead $95 million; and manufacturing and distribution facility consolidation, $85 million. The Company is ahead of plan on the integration of the two companies and realized $135 million of the cost synergies in 2010, which is $45 million more than originally forecasted for the nine month period that followed the merger. An additional $165 million of cost synergies are anticipated in 2011, and an incremental $125 million in 2012 to achieve the total cumulative $425 million in cost synergies in 2012. Of the $330 million in cost synergies pertaining to operations (all but the $95 million of corporate overhead), the benefit by segment is estimated to be 70% in CDIY, 20% in Security (mechanical access solutions), and 10% in Industrial. Management estimates there will be an additional $200 million in total costs, incurred over the next two years, to achieve these synergies from the Merger.

Additionally, it is projected that revenue synergies from the Merger will be in the range of $300 million to $400 million by 2013, which implies a benefit of $0.35 — $0.50 of earnings per diluted share. Revenue synergies are expected to add an incremental 50 basis points (approximately $50 million) to 2011 revenue growth and have a modest earnings impact, with remaining revenue synergies to be achieved in 2012 and 2013. The anticipated revenue synergies will come from: geographic expansion into Latin America and other emerging markets, leveraging pre-existing infrastructure (30%); channel and cross-selling of existing products, such as the sale of power tools through the Company’s industrial and automotive repair distributors (30%); brand expansion, i.e. utilizing the array of powerful brands in different product categories and channels and expanding across the globe, as exemplified by the recent introduction of DeWalt hand tools in certain channels, (30%); and joint new product development, which entails leveraging development expertise from both legacy companies to pursue new product opportunities (10%). The CDIY segment is expected to realize approximately two-thirds of the revenue synergies, and the remainder will be split evenly in the Industrial and Security segments. In 2011, the Company intends to increase capital expenditures to 2.5% — 2.8% of revenues partially as a result of infrastructure improvements to foster attainment of the revenue synergies. In 2012 and beyond, the capital expenditure ratio is expected to return to more historical levels (2.0% — 2.5% of revenues) in 2012.

Industrial Segment — Acquisition of CRC-Evans Pipeline International

On July 29, 2010, the Company acquired CRC-Evans Pipeline International (“CRC-Evans”) for a purchase price of $451.6 million, net of cash acquired. With fiscal 2010 revenues of approximately $250 million, CRC-Evans immediately established a scalable, global growth business platform for the Company to capitalize on favorable end-market trends in the oil and gas infrastructure area. CRC-Evans is a supplier of specialized tools, equipment and services used in the construction of large diameter oil and natural gas transmission pipelines. CRC- Evans also sells and rents custom pipe handling and joint welding and coating equipment used in the construction of large and small diameter pipelines. The acquisition of CRC-Evans diversifies the Company’s revenue base and provides the Company with a strategic and profitable growth platform. CRC-Evans has been consolidated into the Company’s Industrial segment. The Company funded the acquisition with its existing sources of liquidity. This acquisition was slightly accretive to earnings in 2010 and the Company expects that it will be over $0.10 accretive to diluted earnings per share by 2013.

Continued Growth in the Security Segment

During 2010, the Company further advanced its strategy of becoming a global market leader in the commercial security industry. Annual revenues of the Security segment have grown to $2.113 billion, or 25% of 2010 sales, up from $216 million, or 10% of 2001 sales (the year the security expansion strategy was launched). Key recent events pertaining to the growth of this segment include the following:

•	As a result of the Merger, legacy Black & Decker’s hardware and home improvement (“HHI”) business contributed an additional 29% in sales in 2010, and on a pro-forma basis HHI sales grew 7% over 2009. The HHI Kwikset® and Baldwin® new product introductions fueled the higher sales.

•	The Company acquired Stanley Solutions de Sécurité (“SSDS”), formerly known as ADT France, on March 9, 2010 for $8 million, net of cash acquired. SSDS had approximately $175 million in 2009 sales. The acquisition is an indication of the Company’s continuing strategic intent to expand the security segment internationally and is highly complementary to the Company’s existing French security platform, Générale de Protection, acquired in 2008. Aside from restructuring charges, SSDS was neutral to earnings in 2010 as the majority of the integration benefits will begin to occur in early 2011.

•	In November 2010 the Company purchased 70% of the outstanding shares of GMT for $44 million, net of cash acquired. GMT is a leading commercial hardware manufacturer and distributor in China. The acquisition of GMT provides the Company with a low cost manufacturing source and also serves as a platform for international commercial hardware expansion. GMT had approximately $40 million in 2009 sales.

•	The Company acquired InfoLogix, Inc. in January 2011 for $61 million, net of cash acquired. Infologix is a leading provider of enterprise mobility solutions for the healthcare and commercial industries and will add an established provider of mobile workstations and asset tracking solutions to Stanley’s existing Healthcare Solutions growth platform. Infologix had $87 million sales in 2009.

The additions of the HHI business and the acquisitions discussed above complement the existing Security segment product offerings, increase its scale and strengthen the value proposition offered to customers as industry dynamics favor multi-solution providers that offer “one-stop shopping”.

Drive Further Profitable Growth in Branded Tools and Storage

While diversifying the business portfolio through expansion in the Company’s specified growth platforms is important, management recognizes that the branded tool and storage product offerings in the CDIY and Industrial segment businesses are important foundations of the Company that provide strong cash flow generation and growth prospects. Management is committed to growing these businesses through innovative product development, as evidenced by the success of the 12-volt max subcompact lithium ion cordless power tool products in the CDIY segment and the EXPERT tool product launch in the Industrial segment, brand support, an increased weighting in emerging markets, and relentless focus on global cost competitiveness to foster vitality over the long term. Acquisition-related growth will also be pursued where appropriate. The Merger is clearly an indicator of the Company’s commitment to this strategic objective.

Continue to Invest in the Stanley Black & Decker Brands

The Company has a strong portfolio of brands associated with high-quality products including Stanley®, Black & Decker®, DeWalt®, Facom®, Mac®, Proto®, Vidmar®, Bostitch® and FatMax®. The Stanley® and Black & Decker®, brands are recognized as two of the world’s great brands and are one of the Company’s most valuable assets. Brand support spending has averaged approximately $21 million annually since 2007, up from the preceding years. This sustained brand support has yielded a steady improvement across the spectrum of legacy Stanley brand awareness measures, notably a climb in unaided Stanley hand tool brand awareness from 27% in 2005 to 48% in 2010. Stanley and DeWalt had prominent signage at 12 major league baseball stadiums throughout 2010 and is continuing its program in the coming season. The Company is also maintaining long-standing NASCAR racing sponsorships which will entail brand exposure over 36 race weekends in 2011. The Company is in year 3 of a ten year alliance agreement with the Walt Disney World Resort® whereby Stanley® logos are displayed on construction walls throughout the theme parks and Stanley®, Mac®, Proto®, and Vidmar® brand logos and/or products are featured in various attractions where they will be seen by millions of visitors each year. Additionally, Stanley is “The Official Tool Provider of the Walt Disney World Resort®.” In 2009 the Company also began advertising in the English Premier League which is the number one soccer league in the world, watched weekly by 650 million people around the world. From 2011-2012, the Company will increase its advertising to approximately 195 televised matches. The company has added brand development programs in Moto GP, the world’s premiere motorcycle racing series and 60 televised Professional Bull Riders events in the US and Brazil. The Company will continue to allocate its brand and advertising spend wisely generating more than 25 billion brand impressions annually.

Continuous Improvement from the Stanley Fulfillment System

The Company continues to practice the operating disciplines encompassed by the Stanley Fulfillment System (“SFS”) and has made further enhancements to it. As the SFS disciplines take hold, they will improve working capital turns / cash flow, and other efficiencies that will foster improved profitability. SFS employs continuous improvement techniques to streamline operations and drive efficiency throughout the supply chain. The newly enhanced SFS has six primary elements that work in concert: sales and operations planning (“S&OP”), operational lean, complexity reduction, global supply management, order-to-cash excellence and common platforms. S&OP is a dynamic and continuous unified process that links and balances supply and demand in a manner that produces world-class fill rates while minimizing DSI (Days Sales of Inventory). Operational lean is the systemic application of lean principles in progressive steps throughout the enterprise to optimize flow toward a pre-defined end state by eliminating waste, increasing efficiency and driving value. Complexity reduction is a focused and overt effort to eradicate costly and unnecessary complexity from our products, supply chain and back room process and organizations. Complexity reduction enables all other SFS elements and, when successfully deployed, results in world-class cost, speed of execution and customer satisfaction. Global supply management focuses on strategically leveraging the company’s scale to achieve the best possible price and payment terms with the best possible quality, service and delivery among all categories of spend. Order-to-cash excellence is a methodical, process-based approach that provides a user-friendly, automated and error-proof customer experience from intent-to-purchase to shipping and billing to payment, while minimizing cash collection cycle time and DSO (Days Sales Outstanding). Common platforms are an essential component of leveraging technology to facilitate organic growth and integration of acquired companies. The Company develops standardized business processes and system platforms to reduce costs and provide scalability. Other benefits of SFS include reductions in lead times, rapid realization of synergies during acquisition integrations, and focus on employee safety. SFS disciplines helped to mitigate the substantial impact of material and energy price inflation that was experienced in recent years. It was instrumental in the reduction of working capital during 2010 as evidenced by the improvement in working capital turns for legacy Stanley from 4.6 in 2003 to 8.6 in 2010. Furthermore, working capital turns experienced a 10% improvement from 5.2 (including Black and Decker for the full year of 2009) at the end of 2009 to 5.7 at the end of 2010. In 2011 and beyond, the Company plans to further leverage SFS to generate ongoing improvements in working capital turns, cycle times, complexity reduction and customer service levels.

Certain Items Impacting Earnings
Merger and Acquisition-Related Charges Impacting 2010 and 2009 Earnings

The Company reported $538 million in pre-tax charges in 2010, pertaining to the Merger and acquisitions which were comprised of the following:

•	$195 million in Cost of sales. Inventory step-up amortization stemming from the initial turn of the Black & Decker and CRC-Evans acquired inventories, which were written-up in purchase accounting to fair value, amounted to $174 million. Additionally, Cost of sales includes $21 million of facility closure-related charges;

•	$82 million in Selling, general & administrative (“SG&A”) for certain executive and merger-related compensation costs and integration-related consulting fees;

•	$37 million in Other, net for transaction costs inclusive of $20 million of pension curtailment gains.

•	$224 million in Restructuring and asset impairment charges primarily for severance (including costs for certain Black & Decker executives triggered by the change in control), as well as charges associated with the closure of facilities.

The tax effect on the above charges during 2010, some of which were not tax deductible, was $117 million, resulting in after-tax merger and acquisition-related charges of $421 million, or $2.80 per diluted share

In the fourth quarter of 2009, the Company incurred $18 million in after-tax charges, or $0.22 per diluted share, primarily related to the transaction and integration planning costs associated with the Merger.

Throughout this MD&A, the Company has provided a discussion of the outlook and results both inclusive and exclusive of the merger and acquisition-related charges. The amounts and measures, including gross profit and segment profit, on a basis excluding such charges are considered relevant to aid analysis and understanding of the Company’s results aside from the material impact of the merger and acquisition-related charges; the measures are utilized internally by management to understand business trends, as once the aforementioned anticipated cost synergies from the Black & Decker integration are realized such charges are expected to subside.

Other Items

Aside from the costs associated with the Merger and acquisitions discussed above, other matters having a significant impact on the Company’s results in the 2008 — 2010 period were inflation, currency exchange rate fluctuations, debt extinguishment gains, and other restructuring actions.

•	The Company experienced inflation (primarily commodity and freight) of approximately $70 million and $140 million in 2010 and 2008, respectively, while it experienced mild deflation in 2009. Cumulatively, during 2008 — 2010 the Company recovered more than two thirds of inflation through customer pricing. However, price erosion occurred in 2010 and the net unfavorable price / inflation impact for 2010 was over $120 million. There is typically a several month lag between when inflation impacts costs and subsequent recovery through pricing actions. Management anticipates approximately one-third to one-half of inflation will be recovered through price in 2011. This lower recovery rate compared to historical levels reflects the more challenging competitive dynamics following the combination with Black & Decker, as well as the fact that the more rigorous legacy Stanley approach to pricing disciplines and rhythms is in the process of being implemented at legacy Black & Decker. The successful introduction of lithium ion power tools represents a catch up of the technology with several key competitors, and as a result it may be more difficult to implement pricing actions for certain products in the near term. The Company has recently experienced 10-20% increases in various commodity costs, particularly steel, resin, and copper. Inflationary trends are expected to continue in 2011 with an expected negative 100 basis point impact to aggregate segment profit. This impact includes management’s expectations for commodity inflation, as well as wages, and approximately 3% appreciation of the Chinese RMB which affects the cost of products and components sourced from China.

•	In the second quarter of 2010, the Company recognized an income tax benefit attributable to the settlement of certain tax contingencies of $36 million, or $0.21 per diluted share.

•	The fluctuation of foreign currencies impacts the translation of foreign currency-denominated operating results into U.S. dollars. Foreign currency translation contributed an estimated favorable impact of $0.04 of diluted earnings per share from continuing operations in 2010, an unfavourable impact of $0.04 in 2009 and a favorable impact of $0.09 in 2008. Fluctuations in foreign currency exchange rates relative to the U.S. dollar may have a significant impact, either positive or negative, on future earnings. Refer to the Market Risk section of this Management’s Discussion and Analysis (“MD&A”) for further discussion.

•	In 2009 the Company realized a $0.34 per diluted share gain on debt extinguishment, as compared with an $0.08 per diluted share gain in 2008.

•	The Company took decisive action to right-size its cost structure in response to slowing demand due to the recessionary environment in 2008 and 2009. Refer to the previously discussed merger and acquisition-related charges for the 2010 restructuring impact. Restructuring, asset impairment and related pre-tax charges totalled $45 million and $92 million in 2009 and 2008, respectively. Employee headcount was reduced by approximately 3,000 as a result of restructuring actions taken in the fourth quarter of 2008 and through year end 2009. The total 2009 cost savings from the various actions taken were approximately $265 million, pre-tax, of which approximately $150 million pertained to selling, general and administrative functions.

Outlook for 2011

This outlook discussion is intended to provide broad insight into the Company’s near-term earnings prospects, and not to discuss the various factors affecting such projections. Management expects earnings per diluted share (“EPS”) to be in the range of $4.29 to $4.54 in 2011. Excluding the effects of merger and acquisition-related charges, 2011 EPS is expected to be in the range of $4.75 to $5.00.

RESULTS OF OPERATIONS

Below is a summary of the Company’s operating results at the consolidated level, followed by an overview of business segment performance.

Terminology:  The terms “legacy Stanley”, “organic” and “core” are utilized to describe results aside from the impact of the Merger and acquisitions during their initial 12 months of ownership. This ensures appropriate comparability to operating results of prior periods.

The Company has included information as if the Merger had occurred on January 3, 2010 for the year ended January 1, 2011 (“pro forma” information) which also includes a discussion regarding legacy Black & Decker’s performance in relation to the prior year on a basis reflecting the post-merger segment organization. This “pro forma” analysis is provided to aid understanding of the Black & Decker business trends compared to the prior year since the Merger occurred March 12, 2010, and accordingly the Company’s 2009 reported results solely reflect legacy Stanley.

Net Sales:  Net sales from continuing operations were $8.410 billion in 2010, as compared to $3.737 billion in 2009, a 125% increase. The Merger provided a 114% increase to sales, along with 6% from other acquisitions, primarily SSDS and CRC-Evans. Organic unit volume increased 5%, while price and currency were both flat compared to the prior year. Organic sales growth was driven by the successful launch of various new products which generally have been well received by customers, and overall improvement in end market demand, especially in industrial and emerging markets. By segment, legacy Stanley unit volume increased 3% in CDIY, decreased 3% in Security, which was negatively impacted by the continued weakness in U.S. commercial construction markets along with a large U.S. retailer’s inventory correction, and increased 21% in Industrial. The Industrial segment benefited from strong end user demand, market share gain, and global customer re-stocking in certain distribution channels which subsided by the fourth quarter. On a geographic basis, legacy Stanley unit volume sales increased 3% in the Americas (17% in Latin America), 6% in Europe, and 20% in the Asian region. On a pro forma basis, the legacy Black & Decker business achieved strong unit volume growth of 11%, reflecting positive end market demand including robust sales growth in emerging markets, along with strong new product performance, particularly the 12-volt lithium ion power tools.

Net sales from continuing operations were $3.737 billion in 2009, as compared to $4.426 billion in 2008, a 16% decrease. Price increases provided a 2% sales benefit in 2009, which was offset by 2% from unfavorable foreign currency translation in all regions, with the largest impact in Europe. Acquisitions within the Security segment, primarily the carryover effect from the 2008 Sonitrol, GdP and Scan Module acquisitions, contributed a 4% increase in net sales. Organic unit volume declined 20% reflecting weak global economic conditions. Geographically, 2009 volume decrease was most severe in Europe at 24%, as compared with 18% in the Americas and 11% in the less significant Asian region. The Industrial and CDIY segments, with their high European content, experienced 31% and 21% unit volume declines, respectively, while the Security segment had the best performance with only an 8% drop in organic volume. Aside from reduced end user demand, the Industrial segment was adversely affected by inventory de-stocking throughout the supply chain which abated by the end of the fourth quarter. The consolidated organic sales unit volume decline was 19% in the first quarter of 2009, deteriorated to 24% in the second quarter, and improved sequentially to 20% in the third quarter and again to 16% in the fourth quarter. The sequential percentage improvements in the 2009 fiscal quarters partly relate to easier comparisons to 2008, which had a challenging second half when the recession deepened, but also reflected some encouraging macro-economic trends. The CDIY segment was most affected by the residential construction market, which appeared to have stabilized, as well as consumer confidence which improved in the U.S. and Europe in the second half of 2009.

Gross Profit:  The Company reported gross profit from continuing operations of $2.949 billion, or 35% of net sales, in 2010, compared to $1.508 billion, or 40% of net sales, in 2009. The addition of Black & Decker and acquired companies results was a main driver to the overall increase in gross margin. Gross margin was negatively impacted by $195 million of merger and acquisition-related charges as previously discussed, pertaining to the inventory step-up amortization from the initial turn of Black & Decker and CRC-Evan’s inventories and facility closure costs. Aside from merger and acquisition-related charges, legacy Stanley gross margin increased to $1.538 billion, or 39% of net sales, in 2010. This performance by legacy Stanley was driven by sales volume leverage, benefits from prior year restructuring actions, and the continued execution of productivity initiatives, partially offset by unfavorable commodity inflation. The Company expects continued commodity inflation pressures and that such inflation net of partial customer pricing recoveries will negatively impact gross margin by approximately 100 basis points in 2011. Despite inflation, an overall expansion of gross margin rates is expected in 2011 as integration cost synergies, integration and other productivity project benefits are realized.

The Company reported gross profit from continuing operations of $1.508 billion, or 40% of net sales, in 2009, compared to $1.671 billion, or 38% of net sales, in 2008. Acquisitions within the Security segment contributed $100 million of gross profit in 2009. Core gross profit for 2009 was $1.408 billion, down $186 million from the prior year due to the previously discussed sales volume pressures pertaining to broad economic weakness, and to a much smaller extent unfavorable foreign currency translation. The 40% core gross margin rate represented a record rate for the Company, up nearly 200 basis points versus the prior year. Several factors enabled the strong performance with respect to the gross margin rate, including the carryover effect of customer pricing increases implemented to help recover the significant inflation experienced in 2008. Inflation abated in 2009 such that lower commodity costs offset the gross margin rate impact of cost under-absorption associated with lower volume. Tight operational management, reflecting the disciplines of the previously discussed Stanley Fulfillment System, enabled substantial benefits from productivity projects and the execution of cost reduction actions taken in response to slower demand. The gross margin rate was further bolstered by improved sales mix associated with the Security segment.

SG&A Expense:  Selling, general and administrative expenses, inclusive of the provision for doubtful accounts (“SG&A”), were $2.169 billion, or 25.8% of net sales, in 2010 as compared with $1.028 billion, or 27.5% of net sales in 2009. Merger and acquisition-related charges totaled $82 million in 2010 and $5 million in 2009 for certain executive and merger-related compensation costs and integration-related consulting fees. Black & Decker and acquisitions contributed an additional $985 million of operating SG&A. The remaining increase in SG&A primarily relates to corporate overhead, discussed below, investments to fund future growth, and the reinstatement of certain U.S. retirement benefits that were temporarily suspended in 2009 cost saving measures. Excluding merger and acquisition-related charges, SG&A for 2010 was $2.087 billion, or 24.8% of net sales. The improvement in the SG&A rate (as a percentage of sales) mainly reflects sales volume leverage, savings from restructuring actions and cost synergies, along with the other aforementioned factors.

SG&A was $1.028 billion, or 27.5% of net sales, in 2009 as compared with $1.108 billion, or 25.0% of net sales in 2008. Aside from acquisitions, SG&A was $142 million lower than 2008. The decrease in SG&A pertains to headcount reductions and various cost containment actions such as temporarily suspending certain U.S. retirement benefits in 2009 and sharply curtailing travel and other discretionary spending. There was also a reduction in variable selling and other costs, as well as favorable foreign currency translation. Partially offsetting these decreases was $22 million of increased spending to expand the convergent security business sales force and various brand awareness advertising campaigns, and $5 million for Black & Decker integration planning.

The corporate overhead element of SG&A, which is not allocated to the business segments, amounted to $245 million in 2010, $71 million in 2009 and $60 million in 2008. The previously discussed merger and acquisition-related charges, that unfavorably impacted corporate overhead, totaled $81 million in 2010 and $5 million in 2009. Corporate overhead, excluding merger and acquisition- related costs, represented 1.9%, 1.8% and 1.4% of net sales in 2010, 2009 and 2008, respectively.

Distribution center costs (i.e. warehousing and fulfillment facility and associated labor costs) are classified within SG&A. This classification may differ from other companies who may report such expenses within cost of sales. Due to diversity in practice, to the extent the classification of these distribution costs differs from other companies, the Company’s gross margins may not be comparable. Such distribution costs classified in SG&A amounted to $198 million, $102 million and $122 million in 2010, 2009 and 2008, respectively.

Other-net:  Other-net from continuing operations totaled $200 million of expense in 2010 compared to $139 million of expense in 2009. The increase is primarily related to higher intangible asset amortization expense and $37 million of merger and acquisition-related charges inclusive of $20 million of defined benefit plan curtailment gains. Other-net from continuing operations amounted to $139 million of expense in 2009 compared to $112 million of expense in 2008. The increase pertained primarily to higher intangible asset amortization expense, mainly associated with the 2008 Sonitrol and GdP acquisitions. Additionally, the Company incurred $20 million in acquisition deal costs, primarily for Black & Decker, which are required to be expensed rather than capitalized in goodwill under new accounting rules that became effective in January 2009.

Gain on Debt Extinguishment:  In May 2009, the Company repurchased $103 million of its junior subordinated debt securities for $59 million in cash and recognized a $44 million pre-tax gain on extinguishment. In October 2008, $34 million of these securities were repurchased for $25 million in cash resulting in a $9 million pre-tax gain thereon. In December 2010, the Company redeemed the remaining junior subordinated debt at par without penalty.

Interest, net:  Net interest expense from continuing operations in 2010 was $101 million, compared to $61 million in 2009 and $83 million in 2008. The increase in 2010 relates to higher long-term borrowing levels resulting primarily from the $1.832 billion debt acquired in connection with the Merger. The decrease in 2009 versus 2008 net interest expense is primarily due to reduced short-term borrowing levels along with sharply lower applicable interest rates. Additionally, the favorable effects of fixed-to-floating interest rate swaps, coupled with the reduction in interest expense from early retirement of $137 million of junior subordinated debt securities, more than offset the increased interest expense from the September 2008 $250 million debt issuance.

Income Taxes:  The Company’s effective income tax rate from continuing operations was 16% in 2010 compared to 19% in 2009 and 25% in 2008. During the second quarter 2010 the Company recorded a tax benefit of $36 million attributable to a favorable settlement of certain tax contingencies, due to a change in facts and circumstances that did not exist at the acquisition date related to the resolution of a legacy Black & Decker income tax audit. In addition, the effective tax rate for 2010 differs from the statutory rate primarily due to various non-deductible transactions and other restructuring associated with the Merger. The tax rate for 2010, excluding the impact of merger and acquisition-related charges as well as the tax settlement benefit, was 25%. The lower effective tax rate in 2009 primarily relates to benefits realized upon resolution of tax audits. The effective tax rate may vary in future periods based on the distribution of domestic and foreign earnings or changes in tax law in the jurisdictions the Company operates, among other factors.

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

Business Segment Results

The Company’s reportable segments are aggregations of businesses that have similar products, services and end markets, among other factors. The Company utilizes segment profit (which is defined as net sales minus cost of sales, and SG&A aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, other-net (inclusive of intangible asset amortization expense), restructuring and asset impairments, interest income, interest expense, and income tax expense. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and the expense pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Refer to Note O, Restructuring and Asset Impairments, and Note F, Goodwill and Other Intangible Assets, of the Notes to the Consolidated Financial Statements for the amount of restructuring charges and asset impairments, and intangibles amortization expense, respectively, attributable to each segment. As discussed previously, the Company’s operations are classified into three business segments: CDIY, Security, and Industrial.

CDIY:

(Millions of Dollars)	2010	2009	2008

Net sales from continuing operations	$4,446	$1,295	$1,656
Segment profit from continuing operations	$476	$154	$191
% of Net sales	10.7%	11.9%	11.5%

CDIY net sales from continuing operations increased $3.151 billion, or 243%, in 2010 compared with 2009. Black & Decker generated 241% of the increase. Favorable foreign currency translation contributed 1% to sales and price had a negative 1% impact. Segment unit volume increased over 2%, reflecting a 3% increase in the Americas and 14% in Asia, which was partially offset by a 2% decline in Europe. Organic sales growth was aided by new product introductions including Bostitch hand tools and Stanley-branded storage units, and strength in Latin America. These factors more than offset sluggish market conditions in developed countries in North America, Western Europe and Australia. Additionally, CDIY further improved service levels (fill rates) over 2009. Pro forma Black & Decker sales increased 8% over 2009 with negative 1% price offset by 1% favorable currency translation. Black & Decker benefited from the successful global launch of the 12-volt compact lithium ion power tools marketed under the DeWalt, Porter Cable and Black & Decker brands, other new product introductions in home products, and strength in emerging markets. Segment profit increased $322 million and reflects $128 million of merger and acquisition-related charges comprised of inventory step-up amortization from the initial turn of the Black & Decker inventory and facility closure-related costs. Excluding the merger and acquisition-related charges, segment profit was $603 million, or 13.6% of sales. The expansion of the segment profit amount and rate, excluding merger and acquisition-related charges, was attributable to achievement of integration cost synergies, sales volume leverage and annual productivity initiatives. Negative inflation/ price arbitrage partially offset this profit rate expansion.

CDIY net sales from continuing operations decreased 22% in 2009 from 2008. Customer pricing contributed 2% to sales which was more than offset by 3% of unfavorable foreign currency translation in all regions. Segment unit volumes declined 21% overall, comprised of 22% in both the Americas and Europe and 16% in Asia. The sales volume declines were more pronounced in fastening systems (Bostitch), which has higher commercial construction and industrial channel content, than in consumer tools and storage. However the majority of this segment is driven by consumer and residential construction channels which were largely stabilized. Key customer point of sale data remained steady. Segment profit declined $37 million attributable to the sales volume pressure. The ongoing integration of the Bostitch business into consumer tools and storage generated efficiencies that significantly aided the segment profit rate recovery from a trough of 6.4% in the fourth quarter of 2008. The aforementioned Bostitch integration, along with other cost actions and productivity initiatives, as well as the carryover effect of price increases and lower commodity costs, enabled the 40 basis point improvement in the segment profit rate despite sharply lower sales.

Security:

(Millions of Dollars)	2010	2009	2008

Net sales from continuing operations	$2,113	$1,560	$1,497
Segment profit from continuing operations	$306	$307	$269
% of Net sales	14.5%	19.7%	17.9%

Security segment sales from continuing operations increased 35% in 2010 reflecting a 29% contribution from the Merger and 8% from acquisitions, principally the March 2010 SSDS acquisition and the fourth quarter 2010 GMT Chinese hardware business. Modest price and favorable foreign currency translation provided a combined 1% sales benefit. Organic sales volume decreased 3%, and was more pronounced in mechanical access than in convergent security solutions. Mechanical access sales volume decline was associated with continued slow commercial construction markets and a large U.S. retailer’s inventory reduction that affected the hardware business. On a pro forma basis, the Black & Decker hardware and home improvement (“HHI”) business achieved 7% higher sales, with 6% unit volume growth, 2% favorable foreign currency translation and a 1% price decline. The HHI Kwikset® and Baldwin® new product introductions fueled the higher sales, overcoming the unfavorable impact of a residential hardware customer’s inventory destocking. Convergent security had a low single digit sales volume decrease as a solid performance by the healthcare solutions business was more than offset by weakness in commercial installations in the U.S. and U.K. security businesses. Segment profit reflects $43 million of merger and acquisition-related charges, comprised of facility closure-related costs and inventory step-up amortization from the initial turn of the Black & Decker inventory. Segment profit amounted to $349 million, or 16.5% of sales, aside from these costs. This 16.5% segment profit rate reflects 40 basis points of dilution from Black & Decker and acquired companies, such that legacy Stanley achieved a 16.9% segment profit rate excluding merger and acquisition-related charges. The increase in the total segment profit amount is attributable to Black & Decker and acquisitions which more than offset lower profits in the legacy Stanley business. The legacy Stanley performance pertained to lower absorption from reduced sales volume, due to weak construction markets and the previously mentioned customer inventory correction, along with inflation that pressured the segment profit rate. These factors more than offset the benefits fromproductivity improvements and restructuring actions with respect to legacy Stanley.

Security segment sales from continuing operations increased 4% in 2009 reflecting a 12% contribution from acquisitions, mainly Sonitrol (acquired in July 2008) and GdP (acquired in October 2008). Price provided a 2% sales benefit which was offset by nearly 2% of unfavorable foreign currency translation. Organic sales volume decreased 8% as the segment was affected by the contraction in U.S. commercial construction and other capital spending delays associated with weak economic conditions. Mechanical access had somewhat steeper volume declines than convergent security, but was aided by stabilization in the residential hardware markets and a hardware products roll-out at a major North American retailer in the second half of the year. Additionally, cross selling of mechanical products to convergent customers, retention of national account customers and select new product introductions helped alleviate mechanical access sales volume pressures. Lower organic volume in convergent (electronic) security pertained primarily to weakness in system installations, although there were some signs of improvement with national accounts late in the year. As a result there was a favorable mix shift in convergent security and the overall segment to higher margin recurring monthly service revenue (including security monitoring and maintenance) which grew organically in a high single digit percentage range. This improved sales mix shift in the segment was partially attributable to the recent expansion of the core commercial account sales force as well as a strategic emphasis on recurring service revenue and away from certain installation-only jobs. The increase in the segment profit amount was attributable to acquisitions, while the sustainment of organic profit at the prior year level is notable considering the headwinds from lower sales. The robust 180 basis point segment profit rate expansion was enabled by the ongoing successful integration of accretive acquisitions, the previously mentioned mix shift to higher margin recurring monthly service revenues, the benefits of customer pricing and proactive cost reductions.

Industrial:

(Millions of Dollars)	2010	2009	2008

Net sales from continuing operations	$1,851	$882	$1,274
Segment profit from continuing operations	$243	$89	$164
% of Net sales	13.1%	10.1%	12.9%

Industrial segment net sales from continuing operations rose 110% in 2010 compared with 2009. Black & Decker provided 77% of the sales increase and the CRC-Evans acquisition contributed 14%. Unfavorable foreign currency translation, driven by Europe, reduced sales by 2% while price provided a 1% increase in sales. Sales unit volume gains were 21% primarily attributable to customer supply chain restocking, which subsided in the third quarter, market share gains, and strong end user demand fueled by higher global production levels and new product introductions. The Americas and Europe each posted robust 20% volume growth, and were outpaced by Asia. The industrial and automotive repair business enjoyed significant market share gains, end user market growth in all North American sales channels, particularly through industrial distribution. The hydraulic tools business also attained strong volume gains further aided by favorable steel scrap markets. On a pro forma basis, the Black & Decker engineered fastening business grew a substantial 30% associated with significantly higher automotive vehicle production in the Americas and Japan and increased customer penetration. The pro forma Black & Decker sales were comprised of 27% unit volume, negative 1% price, 1% favorable foreign currency translation and 3% from an acquisition. Merger and acquisition-related charges, primarily inventory step-up amortization from the initial turn of the Black & Decker and CRC-Evans inventories, amounted to $26 million in 2010. Excluding the merger and acquisition-related charges, segment profit was $269 million, or 14.5% of net sales, representing a robust 440 basis point expansion of the segment profit rate. This strong performance was enabled by the accretive impact of Black & Decker and CRC-Evans, along with favorable operating leverage and a reduced cost structure in the legacy Stanley businesses. Over one third of the segment profit rate improvement pertains to the legacy Stanley business and the remainder to the inclusion of Black & Decker and CRC-Evans.

Industrial segment net sales from continuing operations decreased 31% in 2009 compared with 2008. Price provided a 2% benefit which was offset by 2% of unfavorable foreign currency translation. Unit volume fell 31%, about evenly in the Americas and Europe which was partially offset by growth in the Company’s relatively less significant Asian region. Industrial channels were down more severely than automotive repair channels. The unit volume declines reflected ongoing severe economic weakness in the U.S. and Europe. In addition to broad-based, reduced end market demand, the segment was adversely impacted by pervasive inventory corrections throughout the supply chain which abated in the fourth quarter. There were signs of stabilization in the channels this business segment serves. Segment profit fell $75 million from the prior year due to the precipitous sales volume decline which was also reflected in the segment profit rate contraction. However, price realization partially mitigated the sales volume and related negative manufacturing productivity effects, along with a solid improvement in Mac Tools’ profit reflecting disciplined cost and other actions. The Company initiated extensive cost actions throughout the segment in late 2008, but they took longer to implement in Europe due to the country-specific works council process. Those actions were largely complete and were supplemented by other ongoing restructuring initiatives in 2009, as reflected in the quarterly segment profit rate that hit a trough of 9.2% in the third quarter and recovered to 11.3% in the fourth quarter.

RESTRUCTURING ACTIVITIES

At January 1, 2011, restructuring reserves totaled $101.2 million. A summary of the restructuring reserve activity from January 2, 2010 to January 1, 2011 is as follows (in millions):

			Net
	1/2/10	Acquisitions	Additions	Usage	Currency	1/1/11

2010 Actions
Severance and related costs	$—	$—	$205.8	$(124.6)	$0.5	$81.7
Asset impairments	—	—	24.0	(24.0)	—	—
Facility closure	—	—	2.7	(1.1)	—	1.6
Other	—	—	7.0	(6.0)	0.1	1.1

Subtotal 2010 actions	—	—	239.5	(155.7)	0.6	84.4

Pre-2010 Actions
Severance and related costs	44.3	3.5	(0.9)	(27.1)	(3.7)	16.1
Asset impairments	—	—	—	—	—	—
Facility closure	1.9	—	3.9	(5.1)	—	0.7
Other	0.2	—	0.1	(0.3)	—	—

Subtotal Pre-2010 actions	46.4	3.5	3.1	(32.5)	(3.7)	16.8

Total	$46.4	$3.5	$242.6	$(188.2)	$(3.1)	$101.2

2010 Actions:  During 2010, the Company recognized $224.3 million of restructuring charges and asset impairments associated with the Merger and acquisition of SSDS. Of those charges, $194.4 million relates to severance charges associated with the reduction of 3,000 employees, $20.2 million relates to asset impairments, $2.7 million relates to facility closure costs, and $7.0 million represents other charges.

In addition, the Company continued to initiate cost reduction actions in 2010 that were not associated with the Merger and SSDS acquisition, resulting in severance and related charges of $11.4 million pertaining to the reduction of approximately 300 employees, and asset impairment charges of $3.8 million.

Of the $239.5 million recognized for these 2010 actions, $155.7 million has been utilized to date, with $84.4 million of reserves remaining as of January 1, 2011, the majority of which are expected to be utilized in 2011. Usage includes $15.0 million the majority of which ultimately will entail cash payment in a future period as it relates to a defined benefit plan for severed Black & Decker executives which is classified in Accrued Pension and Post-Retirement Benefits on the Consolidated Balance Sheet.

Pre-2010 Actions:  During 2009 and 2008 the Company initiated cost reduction actions in various businesses in response to sales volume declines associated with the economic recession. Charges recognized in 2010 associated with these initiatives amounted to $3.1 million.

As of January 2, 2010, the reserve balance related to these pre-2010 actions totaled $46.4 million. As a result of the Merger and the acquisition of SSDS, the Company has assumed $3.5 million of restructuring reserves recorded by those companies prior to the Merger and acquisition.

Utilization of the reserve balance related to Pre-2010 actions, including usage of those reserves acquired as part of the Merger, was $32.5 million in 2010. The remaining reserve balance of $16.8 million is expected to be utilized predominantly in 2011.

Segments:  The $242.6 million of charges recognized in 2010 includes: $126.4 million pertaining to the CDIY segment; $64.2 million pertaining to the Security segment; $12.2 million pertaining to the Industrial segment; and $39.8 million pertaining to non-operating entities.

In addition to the restructuring charges described in the preceding paragraphs, the Company recognized $21.4 million of restructuring-related costs in 2010 pertaining to the Merger. Those costs are classified in Cost of Sales and include accelerated depreciation and other charges associated with facility closures.

FINANCIAL CONDITION

Liquidity, Sources and Uses of Capital:  The Company’s primary sources of liquidity are cash flows generated from operations and available lines of credit under various credit facilities.

Operating Activities:  In 2010, cash flow from operations was $739 million, a $200 million increase compared to $539 million in 2009. Cash flow from operations in 2010 was unfavorably impacted by approximately $382 million in payments for merger and acquisition-related items. Cash flows from operations improved in 2010 primarily due to an increase in various non-cash expenses associated with the Merger and the other 2010 acquisitions. Such expenses include, among other items, $174 million of inventory step-up amortization, a $41 million increase in intangible asset amortization, and a $108 million increase in other depreciation / amortization. Inflows from working capital (receivables, inventories and accounts payable) were $135 million in 2010, compared with inflows of $226 million in 2009. The change from 2009 is driven by higher receivables and inventory associated with improved 2010 sales volume. Working capital turns improved to 5.7 times at January 1, 2011 as compared to 5.2 times for 2009 (pro forma with Black & Decker) due to improvements in days outstanding accounts receivable, inventory and accounts payable, reflecting the process-driven improvements from the Stanley Fulfillment System (“SFS”). SFS principles continue to be deployed across all businesses and regions including the Black & Decker operations to improve its working capital efficiency over time. During 2010 the Company contributed $277 million to defined benefit retirement plans, as compared to $17 million in 2009; this includes $182 million in discretionary cash contributions to improve the funded status of legacy Black & Decker plans that are reflected in the merger and acquisition-related payments previously discussed.

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

Other non-cash operating cash flows represent items necessary to reconcile net earnings to net cash provided by operating activities. The other non-cash element of cash provided by operating activities is comprised of various items including non-cash gains on debt extinguishments (applicable in 2009 only), inventory losses, interest accretion on the convertible notes, and loan cost amortization among other factors.

Free Cash Flow:  Free cash flow, as defined in the following table, was $554 million in 2010, $446 million in 2009, and $422 million in 2008, considerably exceeding net earnings. As previously discussed, 2010 operating cash flow was affected by $382 million of merger-related payments. Management considers free cash flow an important indicator of its liquidity, as well as its ability to fund future growth and provide a dividend to shareowners. In 2008, free cash flow also excludes the income taxes paid on the CST/berger divestiture due to the fact the taxes are non-recurring and the directly related gross cash proceeds are classified in investing cash flows. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

(Millions of Dollars)	2010	2009	2008

Net cash provided by operating activities	$739	$539	$517
Less: capital expenditures	(165)	(73)	(95)
Less: capitalized software	(20)	(20)	(46)
Add: taxes paid on CST/berger divestiture included in operating cash flow	—	—	46

Free cash flow	$554	$446	$422

Based on its demonstrated ability to generate cash flow from operations as well as its strong balance sheet and credit position at January 1, 2011, the Company believes over the long term it has the financial flexibility to deploy capital to its shareowners’ advantage through a combination of acquisitions, dividends, and potential future share repurchases.

Investing Activities:  Capital expenditures were $186 million in 2010, $93 million in 2009, and $141 million in 2008. The run rate for 2010 capital expenditures was slightly higher than the combined 2009 spend of Stanley and Black & Decker due to incremental capital and software expenditures associated with the Merger. The lower capital expenditures in 2009 compared to 2008 pertain to reduced capitalized software investments and the prior year purchase of a previously leased distribution facility that did not re-occur. The Company will continue to make capital investments that are necessary to drive productivity and cost structure improvements as well as achieve merger and acquisition-related cost synergies while ensuring that such investments deliver an appropriate risk-adjusted return on capital employed.

In 2010, aside from the Merger, the Company expended $547 million for ten acquisitions, mainly for CRC-Evans within the Industrial segment, and SSDS and GMT within the Security segment. Additionally the Company acquired $949 million of cash as part of the Merger. In 2009, the Company expended $24 million for several small acquisitions. In 2008, acquisition spending totaled $575 million, mainly for the GdP, Scan Modul, Sonitrol and Xmark businesses within the Security segment.

Investing cash flows in 2010, aside from the previously discussed capital expenditures and acquisition activity, primarily related to derivative settlements and terminations. The Company realized $30 million of cash proceeds from the termination of the Black & Decker interest rate swaps that had been entered into prior to the Merger, and became undesignated at the merger date. Additionally the Company had a net inflow on the settlement of net investment hedges of $15 million in 2010. Other investing cash flows were minor in 2009. Other investing cash flows in 2008 include $205 million in gross proceeds from sales of businesses, after transaction costs, primarily pertaining to the divestiture of the CST/berger laser measuring tool business in July 2008. As previously mentioned, the $46 million of income taxes paid on the gain are reported as an operating cash outflow and thus the total cash inflow from the 2008 divestitures amounts to $159 million.

Financing Activities:  Payments on long-term debt amounted to $516 million in 2010, $65 million in 2009, and $45 million in 2008. The 2010 repayments primarily relate to the maturing of the $200 million term notes in March 2010 and the $313 million of payments associated with the remarketing of the Convertible Notes.

Net repayments of short-term borrowings totaled $264 million in 2010, $120 million in 2009 and $74 million in 2008.

On August 10, 2010, the Company received debt proceeds of $396.2 million relating to the $400 million in senior unsecured 2040 Term Bonds with a 5.2% fixed coupon rate. In connection with this debt offering the Company paid $48 million for the termination of two forward starting floating-to-fixed interest rate swaps.

On November 5, 2010, the Company completed a security offering of Convertible Preferred Units (the “Convertible Preferred Units”) which consisted of $632.5 million of eight-year junior subordinated notes (the “Notes”) bearing interest at an initial fixed rate of 4.25% per annum and $632.5 million of five-year forward Purchase Contracts (the “Purchase Contracts”) that obligate investors to purchase 6,325,0000 shares of the Company’s 4.75% Series B Convertible Preferred Stock (the “Convertible Preferred Stock”) for a price of $100 per share on November 17, 2015. The Notes initially rank equal in right of payment with all of the Company’s other junior subordinated debt. With respect to the offering, in November 2010 the Company received $613.5 million of cash proceeds, net of underwriting fees, and will not receive cash pertaining to the Purchase Contracts until November 2015. The cash proceeds of this offering received in November 2010 was used to redeem all of the Company’s outstanding 5.902% Fixed Rate/Floating Rate Junior Subordinated Debt Securities due 2045 of $312.7 million, to contribute $150.0 million to a U.S. pension plan to improve the funded status of the Company’s pension obligations, to fund the $50.3 million cost of the capped call transaction as more fully described below, and the remainder to reduce outstanding short-term borrowings and for other general corporate purposes.

The Notes are pledged and held as collateral to guarantee the Convertible Preferred Unit investors’ obligation to purchase the aforementioned Convertible Preferred Stock in November 2015 under the terms of the Purchase Contracts. In order to meet that obligation, investors may elect to participate in a remarketing in which the investor effectively sells the Note to another third party investor in order to generate cash proceeds sufficient to settle the Purchase Contract obligation. The remarketing may occur, at the option of the Company, as early as August 12, 2015, but no later than November 10, 2015. In conjunction with that remarketing the interest rate on the notes may be reset in order to generate sufficient proceeds to settle the investors’ purchase contract obligation. Additionally, upon remarketing, the notes will improve in ranking to be senior to all of the Company’s existing and future unsecured junior subordinated obligations and junior to all of the Company’s existing and future senior indebtedness.

The Convertible Preferred Stock deliverable upon settlement of the Purchase Contracts may be converted at a rate of 1.3333, which is equivalent to a conversion price of approximately $75.00 per share of common stock or a 23% premium at the date of issuance. The Company may settle any conversion occurring on or after November 17, 2015 in cash, shares of the Company’s common stock, or a combination thereof. In the event that investors elect to settle Purchase Contracts prior to November 17, 2015, the company will be obligated to deliver shares of Convertible Preferred Stock equal to 85% of the number of Purchase Contracts tendered and if the Convertible Preferred Stock is converted prior to November 17, 2015 the Company will settle in shares of its common stock together with cash in lieu of fractional shares.

Prior to settlement and delivery of the Convertible Preferred Stock, the Purchase Contracts are not dilutive to earnings per share unless the average market price of the Company’s common stock during the period is above the conversion price of approximately $75.00 per share.

Simultaneous with the offering of the Convertible Preferred Units, the Company entered into capped call transactions (equity options) with counterparties. The total premium paid in 2010 for the capped call transactions was $50.3 million and was classified as a financing activity in the consolidated statements of cash flows. Each of the capped call transactions has a term of approximately five years and in aggregate the transactions cover, subject to anti-dilution adjustments, the maximum number of the Company’s common shares issuable upon settlement of the Convertible Preferred Stock. These transactions provide the Company the right to buy shares of its own common stock from the counterparties at a strike price of $75.00 per share, which corresponds to the initial conversion price of the Convertible Preferred Stock, and also obligate the Company to sell shares of its own common stock to the counterparties at a strike price of $97.95. The capped call transactions may be settled by net share settlement or, at the Company’s option and subject to certain conditions, cash settlement, or physical settlement. The value received by the Company if the capped call transactions are exercised when the Company’s common stock price is above $75.00 can be utilized to offset the dilution that may occur should holders of the Convertible Preferred Stock elect to convert. Refer to Note H, Long Term Debt and Financing Arrangements, for further detail.

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

On February 27, 2008, the Company amended its credit facility to provide for an increase and extension of its committed credit facility to $800 million from $550 million. In May 2008, the Company’s commercial paper program was also increased to $800 million. Following the merger the Company increased its committed credit facilities to $1.5 billion from $800 million. The credit facilities are diversified amongst twenty five financial institutions. The credit facilities are designated as a liquidity back-stop for the Company’s commercial paper program. The 5 year amended and restated facility expires in February 2013, the 364 days revolving credit facility expires in March 2011. As of January 1, 2011, there were no outstanding loans under these facilities or any commercial paper outstanding.

The Company increased its cash dividend per common share to $1.34 in 2010. Dividends per common share increased 3.1% in 2010, 3.2% in 2009, and 3.3% in 2008. In continuing its trend of dividend growth to its shareowners, the Company announced on February 15, 2011 that it will increase its quarterly dividend to $0.41 per common share which represents a 21% increase over 2010 quarterly dividend rates.

The Company repurchased $5 million of common stock in 2010. In 2009, the Company repurchased $3 million of common stock and in 2008, the Company repurchased 2.2 million shares of its common stock for $103 million (an average of $46.11 per share). Proceeds from the issuance of common stock totaled $396 million in 2010, $61 million in 2009 and $19 million in 2008. The Company received $320 million of cash proceeds in May, 2010 from the forward stock purchase contracts element of the Equity Units. The remaining amounts in each year mainly relate to employee and retiree stock option exercises.

Credit Ratings and Liquidity:  The Company has strong investment grade credit ratings from all major U.S. rating agencies on its senior unsecured debt (average A-) as well as its short-term commercial paper borrowings. While the ratings from certain agencies were unfavorably changed following the Merger, the current credit ratings are investment grade and the Company continues to have full access to credit markets. Based on its current standing and historically strong cash flows from operations which are expected to further improve in 2011 and future years, as the cash outflows pertaining to restructuring and Merger integration actions subside among other positive factors, the Company expects it will continue to have strong investment grade credit ratings. As detailed in Note H, Long-Term Debt and Financing Arrangements, the Company has $3.434 billion of debt, including $416 million of current maturities, and $1.6 million of short-term borrowings at January 1, 2011; the debt has well-staggered maturities over many years. Cash and cash equivalents total $1.745 billion at January 1, 2011. Concurrent with the Merger, the Company has made a determination to repatriate $1.636 billion (an estimated $1.193 billion after taxes) of legacy Black & Decker foreign earnings in the future. Management believes the Company has ample liquidity and a healthy capital structure for both the near and long-term. Failure to maintain strong investment grade rating levels could adversely affect the Company’s cost of funds, liquidity and access to capital markets, but would not have an adverse effect on the Company’s ability to access the $1.5 billion committed credit facilities.

Contractual Obligations:  The following summarizes the Company’s significant contractual obligations and commitments that impact its liquidity:

Payments Due by Period

(Millions of Dollars)	Total	2011	2012 – 2013	2014 – 2015	Thereafter

Long-term debt(a)	$3,323	$407	$779	$654	$1,483
Interest payments on long-term debt(b)	1,396	161	283	197	755
Operating leases	309	97	125	52	35
Derivatives(c)	60	42	2	9	7
Equity purchase contract fees	16	3	6	7	—
Inventory purchase commitments(d)	329	329	—	—	—
Deferred compensation	18	2	4	2	10
Marketing and other obligations(e)	72	56	7	4	5
Pension funding obligations(f)	140	140	—	—	—

Total contractual cash obligations	$5,663	$1,237	$1,206	$925	$2,295

(a)	Future payments on long-term debt above encompass all payments related to aggregate debt maturities, excluding certain fair value adjustments included in long-term debt, as discussed further in Note H, Long-Term Debt and Financing Arrangements.

(b)	Future interest payments on long-term debt reflect the applicable fixed interest rate or the variable rate in effect at January 1, 2011 for floating rate debt.

(c)	Future cash flows on derivative financial instruments reflect the fair value as of January 1, 2011. The ultimate cash flows on these instruments will differ, perhaps significantly, based on applicable market interest and foreign currency rates at their maturity.

(d)	Inventory purchase commitments primarily consist of commitments to purchase raw materials, components, and sourced products.

(e)	To the extent the Company can reliably determine when payments will occur pertaining to unrecognized tax benefit liabilities, the related amount will be included in the table above. However, due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the $306 million of such liabilities at January 1, 2011, the Company is unable to make a reliable estimate of when (if at all) amounts may be paid to the respective taxing authorities.

(f)	The Company anticipates that funding of its pension and post-retirement benefit plans in 2011 will approximate $140 million. That amount principally represents contributions either required by regulations or laws or, with respect to unfunded plans, necessary to fund current benefits. The Company has not presented estimated pension and post-retirement funding in the table above beyond 2011 as funding can vary significantly from year to year based upon changes in the fair value of the plan assets, actuarial assumptions, and curtailment/settlement actions.

Aside from debt payments, for which there is no tax benefit associated with repayment of principal, tax obligations and the equity purchase contract fees, payment of the above contractual obligations will typically generate a cash tax benefit such that the net cash outflow will be lower than the gross amounts indicated.

Other Significant Commercial Commitments:

Amount of Commitment Expirations Per Period

(Millions of Dollars)	Total	2011	2012 – 2013	2014 – 2015	Thereafter

U.S. lines of credit	$1,500	$—	$—	$1,500	$—

Short-term borrowings, long-term debt and lines of credit are explained in detail within Note H, Long-Term Debt and Financing Arrangements, of the Notes to the Consolidated Financial Statements.

MARKET RISK

Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments, currencies, commodities and other items traded in global markets. The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates, stock prices, and commodity prices. Exposure to foreign currency risk results because the Company, through its global businesses, enters into transactions and makes investments denominated in multiple currencies. The Company’s predominant exposures are in European, Canadian, British, Australian, and Asian currencies, including the Chinese Renminbi (“RMB”) and the Taiwan Dollar. Certain cross-currency trade flows arising from sales and procurement activities as well as affiliate cross-border activity are consolidated and netted prior to obtaining risk protection through the use of various derivative financial instruments which may include: purchased basket options; purchased options; and currency forwards. The Company is thus able to capitalize on its global positioning by taking advantage of naturally offsetting exposures and portfolio efficiencies to reduce the cost of purchasing derivative protection. At times, the Company also enters into forward exchange contracts and purchased options to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables, predominately for affiliate transactions. Gains and losses from these hedging instruments offset the gains or losses on the underlying net exposures, assets and liabilities being hedged. Management determines the nature and extent of currency hedging activities, and in certain cases, may elect to allow certain currency exposures to remain un-hedged. The Company has also entered into cross-currency swaps and forward contracts, to provide a partial hedge of the net investments in certain subsidiaries and better match the cash flows of operations to debt service requirements. Management estimates the foreign currency impact from these financial instruments at the end of 2010 would have been approximately a $62 million pre-tax loss based on a hypothetical 10% adverse movement in all net derivative currency positions; this effect would occur from depreciation of the foreign currencies relative to the U.S. dollar. The Company follows risk management policies in executing derivative financial instrument transactions, and does not use such instruments for speculative purposes. The Company does not hedge the translation of its non-U.S. dollar earnings in foreign subsidiaries.

As mentioned above, the Company routinely has cross-border trade and affiliate flows that cause a “transactional” impact on earnings from foreign exchange rate movements. The Company is also exposed to currency fluctuation volatility from the translation of foreign earnings into U.S. dollars, as previously discussed. It is more difficult to quantify the transactional effects from currency fluctuations than the translational effects. Aside from the use of derivative instruments which may be used to mitigate some of the exposure, transactional effects can potentially be influenced by actions the Company may take; for example, if an exposure occurs from a European entity sourcing product from a U.S. supplier it may be possible to change to a European supplier. Management estimates the combined translational and transactional impact of a 10% overall movement in exchange rates is approximately $81 million, or $0.47 per diluted share. With respect to transactional foreign currency market risk, the Company sources significant products from China and other Asian low cost countries for resale in other regions. To the extent the Chinese RMB or these other currencies appreciate with respect to the U.S. dollar, the Company may experience cost increases on such purchases which could adversely impact profitability. In the event significant RMB or other currency appreciation occurs, the Company would initiate customer pricing or other actions in an effort to mitigate the related cost increases, but it is possible such actions would not fully offset the potential unfavorable impact. Based on current exchange rates, management does not anticipate that foreign exchange will have a significant impact on 2011 results. Additionally, management has allowed for an approximately 3% appreciation of the RMB relative to the U.S. dollar in providing 2011 earnings guidance as discussed in the 2011 Outlook section of this MD&A.

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

The Company’s primary exposure to interest rate risk comes from its floating rate debt in the U.S. and Europe and is fairly represented by changes in LIBOR and EURIBOR rates. At January 1, 2011, the impact of a hypothetical 10% increase in the interest rates associated with the Company’s floating rate derivative and debt instruments would have an immaterial effect on the Company’s financial position and results of operations.

The Company has exposure to commodity prices in many businesses, particularly brass, nickel, resin, aluminum, copper, zinc, steel, and energy used in the production of finished goods. Generally, commodity price exposures are not hedged with derivative financial instruments, but instead are actively managed through customer product and service pricing actions, procurement-driven cost reduction initiatives and other productivity improvement projects. The Company experienced inflation (primarily commodity and freight) of approximately $70 million and $140 million in 2010 and 2008, respectively, while it experienced mild deflation in 2009. Cumulatively, during 2008 — 2010 the Company recovered more than two thirds of inflation through customer pricing. However, price erosion occurred in 2010 and the net unfavorable price / inflation impact for 2010 was over $120 million. Management estimates inflation in 2011 will adversely impact profits by 100 basis points, inclusive of approximately 3% Chinese RMB currency appreciation effect. Commodity and sourced product costs may increase in the future, and in that event there would be an unfavorable impact on earnings to the extent not recovered through customer pricing and other cost reduction actions.

Fluctuations in the fair value of the Company’s common stock affect domestic retirement plan expense as discussed in the ESOP section of MD&A. Additionally, the Company has $23 million of liabilities as of January 1, 2011 pertaining to unfunded defined contribution plans for certain U.S. employees for which there is mark-to-market exposure.

The assets held by the Company’s defined benefit plans are exposed to fluctuations in the market value of securities, primarily global stocks and fixed-income securities. The funding obligations for these plans would increase in the event of adverse changes in the plan asset values, although such funding would occur over a period of many years. In 2010 and 2009, there were $138 million and $48 million in investment returns on pension plan assets, respectively, compared with a $71 million loss on plan assets in 2008 due to volatile financial markets. The Company expects funding obligations on its defined benefit plans to be approximately $140 million in 2011. The Company employs diversified asset allocations to help mitigate this risk.

Management has worked to minimize this exposure by freezing and terminating defined benefit plans where appropriate.

The Company has access to financial resources and borrowing capabilities around the world. There are no instruments within the debt structure that would accelerate payment requirements due to a change in credit rating.

The Company’s existing credit facilities and sources of liquidity, including operating cash flows, are considered more than adequate to conduct business as normal. Accordingly, based on present conditions and past history, management believes it is unlikely that operations will be materially affected by any potential deterioration of the general credit markets that may occur. The Company believes that its strong financial position, operating cash flows, committed long-term credit facilities and borrowing capacity, and ready access to equity markets provide the financial flexibility necessary to continue its record of annual dividend payments, to invest in the routine needs of its businesses, to make strategic acquisitions and to fund other initiatives encompassed by its growth strategy and maintain its strong investment grade credit ratings.

OTHER MATTERS

Employee Stock Ownership Plan As detailed in Note L, Employee Benefit Plans, of the Notes to the Consolidated Financial Statements, the Company has an Employee Stock Ownership Plan (“ESOP”) under which the ongoing U.S. Cornerstone and 401(K) defined contribution plans are funded. Overall ESOP expense is affected by the market value of the Company’s stock on the monthly dates when shares are released, among other factors. Net ESOP activity amounted to expense of $3 million in 2010, and $8 million of income and $11 million of expense in 2009 and 2008, respectively. The ESOP income in 2009 stems from the suspension of the Cornerstone benefits and the reduction of the 401(K) match, as a percentage of employee contributions, as part of cost saving actions. The Company reinstated these benefits for 2010 and as a result, there was an increase in expense in 2010 more aligned with 2008 and prior years. ESOP expense could increase in the future if the market value of the Company’s common stock declines.

CUSTOMER-RELATED RISKS — The Company has significant customers, particularly home centers and major retailers, though individually there are none that exceed 10% of consolidated sales. The loss or material reduction of business from any such significant customer could have a material adverse impact on the Company’s results of operations and cash flows, until either such customers were replaced or the Company made the necessary adjustments to compensate for the loss of business.

There are no individually material credit exposures from particular customers. While the Company has strong credit policies and disciplined management of receivables, due to weak economic conditions or other factors it is reasonably possible that certain customers’ creditworthiness may decline and losses from receivable write-offs may increase.

NEW ACCOUNTING STANDARDS — Refer to Note A, Significant Accounting Policies, of the Notes to the Consolidated Financial Statements for a discussion of new accounting pronouncements and the potential impact to the Company’s consolidated results of operations and financial position.

CRITICAL ACCOUNTING ESTIMATES — Preparation of the Company’s Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Significant accounting policies used in the preparation of the Consolidated Financial Statements are described in Note A, Significant Accounting Policies. Management believes the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters with inherent uncertainty. The most significant areas involving management estimates are described below. Actual results in these areas could differ from management’s estimates.

ALLOWANCE FOR DOUBTFUL ACCOUNTS — The Company’s estimate for its allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, a specific reserve is established for individual accounts where information indicates the customers may have an inability to meet financial obligations. In these cases, management uses its judgment, based on the surrounding facts and circumstances, to record a specific reserve for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received. Second, a reserve is determined for all customers based on a range of percentages applied to receivable aging categories. These percentages are based on historical collection and write-off experience.

If circumstances change, for example, due to the occurrence of higher than expected defaults or a significant adverse change in a major customer’s ability to meet its financial obligation to the Company, estimates of the recoverability of receivable amounts due could be reduced.

INVENTORIES — LOWER OF COST OR MARKET, SLOW MOVING AND OBSOLETE — Inventories in the U.S. are predominantly valued at the lower of LIFO cost or market, while non-U.S. inventories are valued at the lower of FIFO cost or market. The calculation of LIFO reserves, and therefore the net inventory valuation, is affected by inflation and deflation in inventory components. The Company ensures all inventory is valued at the lower of cost or market, and continually reviews the carrying value of discontinued product lines and stock-keeping-units (“SKUs”) to determine that these items are properly valued. The Company also continually evaluates the composition of its inventory and identifies obsolete and/or slow-moving inventories. Inventory items identified as obsolete and/or slow-moving are evaluated to determine if write-downs are required. The Company assesses the ability to dispose of these inventories at a price greater than cost. If it is determined that cost is less than market value, cost is used for inventory valuation. If market value is less than cost, the Company writes down the related inventory to that value. If a write down to the current market value is necessary, the market value cannot be greater than the net realizable value, or ceiling (defined as selling price less costs to sell and dispose), and cannot be lower than the net realizable value less a normal profit margin, also called the floor. If the Company is not able to achieve its expectations regarding net realizable value of inventory at its current value, further write-downs would be recorded.

PROPERTY, PLANT AND EQUIPMENT — The Company generally values Property, Plant and Equipment (“PP&E”) at historical cost less accumulated depreciation. Impairment losses are recorded when indicators of impairment, such as plant closures, are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The impairment loss is quantified by comparing the carrying amount of the assets to the weighted average discounted cash flows, which consider various possible outcomes for the disposition of the assets (i.e. sale, leasing, etc.). Primarily as a result of plant rationalization, certain facilities and equipment are not currently used in operations. The Company recorded $24 million in asset impairment losses in 2010 primarily as a result of restructuring initiatives, and such losses may occur in the future.

GOODWILL AND INTANGIBLE ASSETS — The Company acquires businesses in purchase transactions that result in the recognition of goodwill and other intangible assets. The determination of the value of intangible assets requires management to make estimates and assumptions. In accordance with Accounting Standards Codification (“ASC”) 350-20 “Goodwill” acquired goodwill and indefinite-lived intangible assets are not amortized but are subject to impairment testing at least annually and when an event occurs or circumstances change that indicate it is more likely than not an impairment exists. Other intangible assets are amortized and are tested for impairment when appropriate. The Company completed the Merger and acquisitions in 2010 and 2009 valued at $5.2 billion and $24 million, respectively. The assets and liabilities of acquired businesses are recorded at fair value at the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. The Company reported $5.942 billion of goodwill and $1.652 billion of indefinite-lived trade names at January 1, 2011.

In accordance with ASC 350-20, management tests goodwill for impairment at the reporting unit level. A reporting unit is a reportable operating segment as defined in ASC 280, “Segment Reporting,” or one level below a reportable operating segment (component level) as determined by the availability of discrete financial information that is regularly reviewed by operating segment management or an aggregate of component levels of a reportable operating segment having similar economic characteristics. As a result of organization structure simplification effective in the beginning of fiscal 2010, the Company modified the number of reporting units from seven (pre-merger) to six. If the carrying value of a reporting unit (including the value of goodwill) is greater than its fair value, an impairment may exist. An impairment charge would be recorded to the extent that the recorded value of goodwill exceeded the implied fair value.

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

As required by the Company’s policy, goodwill and indefinite-lived trade names were tested for impairment in the third quarter of 2010. Based on this testing, the Company determined that the fair value of its reporting units and indefinite-lived trade names exceeded their carrying values. The discount rate used in testing goodwill for impairment in the third quarter of 2010 was 9.5% for all reporting units. The near-term revenue growth rates and the perpetual growth rates, which varied for each reporting unit, ranged from -4% to 8%, and 2% to 4%, respectively. In 2010 as compared with 2009, in consideration of market conditions, the discount rate assumption decreased 100 basis points, and perpetual growth rates decreased 100 basis points in some reporting units, which had the effect of reducing the estimated fair values. Management performed sensitivity analyses on the fair values resulting from the discounted cash flows valuation utilizing more conservative assumptions that reflect reasonably likely future changes in the discount rate, perpetual and near-term revenue growth rates in all reporting units. The discount rate was decreased by 100 basis points with no impairment indicated. The perpetual growth rates were decreased by 100 basis points with no impairment indicated. The near-term revenue growth rates were reduced by 150 basis points with no impairment indicated. Based upon the Company’s 2010 annual impairment testing analysis, including the consideration of reasonably likely adverse changes in assumptions described above, management believes it is not reasonably likely that an impairment will occur in any of the reporting units over the next twelve months.

In the event that the Company’s operating results in the future do not meet current expectations, management, based upon conditions at the time, would consider taking restructuring or other actions as necessary to maximize profitability. Accordingly, the above sensitivity analysis, while a useful tool, should not be used as a sole predictor of impairment. A thorough analysis of all the facts and circumstances existing at that time would need to be performed to determine if recording an impairment loss was appropriate.

DEFINED BENEFIT OBLIGATIONS — The valuation of pension and other postretirement benefits costs and obligations is dependent on various assumptions. These assumptions, which are updated annually, include discount rates, expected return on plan assets, future salary increase rates, and health care cost trend rates. The Company considers current market conditions, including interest rates, to establish these assumptions. Discount rates are developed considering the yields available on high-quality fixed income investments with maturities corresponding to the duration of the related benefit obligations. The Company’s weighted-average discount rate for both the United States and international pension plans was 5.25% and 5.75% at January 1, 2011 and January 3, 2010, respectively. As discussed further in Note L, Employee Benefit Plans, of the Notes to Consolidated Financial Statements, the Company develops the expected return on plan assets considering various factors, which include its targeted asset allocation percentages, historic returns, and expected future returns. For 2010 net periodic benefit cost the Company’s long-term rate of return assumption was 7.5% and 6.75% for United States and international plans, respectively. The Company will use a 7% expected rate of return assumption for 2011 net periodic benefit cost reflecting a relatively higher proportion of fixed income plan assets.

The Company believes that the assumptions used are appropriate; however, differences in actual experience or changes in the assumptions may materially affect the Company’s financial position or results of operations. To the extent that actual (newly measured) results differ from the actuarial assumptions, the difference is recognized in accumulated other comprehensive income, and, if in excess of a specified corridor, amortized over future periods. The expected return on plan assets is determined using the expected rate of return and the fair value of plan assets. Accordingly, market fluctuations in the fair value of plan assets can affect the net periodic benefit cost in the following year. The projected benefit obligation for defined benefit plans exceeded the fair value of plan assets by $713 million at January 1, 2011. The Merger resulted in a significant increase in defined benefit plan obligations and related expense. The primary Black & Decker U.S pension and post employment benefit plans were curtailed in late 2010, as well as the only material Black & Decker international plan, and the Company implemented defined contribution benefit plans. As of January 1, 2011, 83% of the projected benefit obligation pertains to plans that have been frozen; the remaining defined benefit plans that are not frozen are predominantly small domestic union plans and those that are statutorily mandated in certain international jurisdictions. The Company recognized $39 million of defined benefit plan expense in 2010, inclusive of $20 million in net curtailment/ settlement gains; management expects the expense for these plans will decrease by approximately $10 million in 2011.

ENVIRONMENTAL — The Company incurs costs related to environmental issues as a result of various laws and regulations governing current operations as well as the remediation of previously contaminated sites. Future laws and regulations are expected to be increasingly stringent and will likely increase the Company’s expenditures related to routine environmental matters.

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

As of January 1, 2011, the Company had reserves of $173 million for remediation activities associated with Company-owned properties as well as for Superfund sites, for losses that are probable and estimable. The Merger resulted in a significant increase in environmental reserves and related expense. The range of environmental remediation costs that is reasonably possible is $157 million to $349 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with this policy.

INCOME TAXES — Income taxes are accounted for in accordance with ASC 740, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized, using enacted tax rates, for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Deferred tax assets, including net operating losses, are reduced by a valuation allowance if it is “more likely than not” that some portion or all of the deferred tax assets will not be realized.

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

The company is subject to tax in a number of locations, including many state and foreign jurisdictions. Significant judgment is required when calculating our worldwide provision for income taxes. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits or final decisions in transfer pricing matters. The Company periodically assesses its liabilities and contingencies for all tax years still under audit based on the most current available information, which involves inherent uncertainty. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. The Company recognizes interest and penalties associated with uncertain tax positions as a component of income taxes in the Consolidated Statement of Operations. See Note Q, Income Taxes, of the Notes to the Consolidated Financial Statements for further discussion.

RISK INSURANCE — To manage its insurance costs efficiently, the Company self insures for certain U.S. business exposures and generally has low deductible plans internationally. For domestic workers’ compensation, automobile and product liability (liability for alleged injuries associated with the Company’s products), the Company generally purchases outside insurance coverage only for severe losses (“stop loss” insurance) and these lines of insurance involve the most significant accounting estimates. While different stop loss deductibles exist for each of these lines of insurance, the maximum stop loss deductible is set at no more than $5 million per occurrence and $49 million in the aggregate per annum. The process of establishing risk insurance reserves includes consideration of actuarial valuations that reflect the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims discounted to present value. The cash outflows related to risk insurance claims are expected to occur over a maximum of 13 years. The Company believes the liabilities recorded for these U.S. risk insurance reserves, totaling $106 million and $42 million as of January 1, 2011 and January 2, 2010, respectively, are adequate. The Merger resulted in a significant increase in U.S. risk insurance reserves and related expense. Due to judgments inherent in the reserve estimation process it is possible the ultimate costs will differ from this estimate.

WARRANTY — The Company provides product and service warranties which vary across its businesses. The types of warranties offered generally range from one year to limited lifetime, while certain products carry no warranty. Further, the Company sometimes incurs discretionary costs to service its products in connection with product performance issues. Historical warranty and service claim experience forms the basis for warranty obligations recognized. Adjustments are recorded to the warranty liability as new information becomes available. The Company believes the $120 million and $67 million reserves for expected warranty claims as of January 1, 2011 and January 2, 2010, respectively, is adequate, but due to judgments inherent in the reserve estimation process, including forecasting future product reliability levels and costs of repair as well as the estimated age of certain products submitted for claims, the ultimate claim costs may differ from the recorded warranty liability. The Merger resulted in a significant increase in warranty reserves and related expense. The Company also establishes a reserve for product recalls on a product-specific basis during the period in which the circumstances giving rise to the recall become known and estimable for both company initiated actions and those required by regulatory bodies.

OFF-BALANCE SHEET ARRANGEMENT

SYNTHETIC LEASES — The Company is a party to synthetic leasing programs for one of its major distribution centers and certain U.S. personal property, predominately vehicles and equipment. The programs qualify as operating leases for accounting purposes, such that only the monthly rent expense is recorded in the Statement of Operations and the liability and value of the underlying assets are off-balance sheet.

These lease programs are utilized primarily to reduce overall cost and to retain flexibility. The cash outflows for lease payments approximate the $9 million of rent expense recognized in fiscal 2010. As of January 1, 2011, the estimated fair value of assets and remaining obligations for these properties were $41 million and $35 million, respectively.

CAUTIONARY STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995

Certain statements contained in this Annual Report on Form 10-K that are not historical, including but not limited to those regarding the Company’s ability to: (i) achieve $425 million or more in cost synergies by the end of 2012 in connection with the integration of Black & Decker: $165 million in 2011 and $125 million in 2012; (ii) achieve $300 million to $400 million in revenue synergies by 2013 resulting from the Merger, which implies a benefit of $0.35 to $0.50 of earnings per diluted share; (iii) utilize merger related cost synergies to fuel future growth and facilitate global cost leadership; (iv) add an incremental 50 basis points to 2011 revenues (approximately $50 million) as a result of Merger related revenue synergies and achieve a modest earnings impact, with remaining revenue synergies to be achieved in 2012 and 2013; (v) reduce the proportion of sales to U.S. home centers and mass merchant customers; (vi) meet its long term financial objectives including: 4-6% organic revenue growth; 10-12% total revenue growth; mid-teens EPS growth; free cash flow greater than equal to net income; ROCE between 12-15%; continued dividend growth; and a strong investment grade credit rating; (vii) meet its long term capital allocation objectives pertaining to free cash flow including, targeting a strong investment grade credit rating, investing approximately 2/3 in acquisitions and growth and returning approximately 1/3 to shareowners; (viii) further leverage SFS to generate ongoing improvements in working capital turns, cycle times, complexity reduction and customer service levels; and (ix) generate full year 2011 EPS in the range of $4.29 to $4.54 per diluted share, and excluding the effects of merger and acquisition related charges, in the range of $4.75 to $5.00 per diluted share (collectively, the “Results”); are “forward looking statements” and subject to risk and uncertainty.

These forward looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of risks, uncertainties and important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in the forward looking statements include, without limitation, those set forth under Item 1A Risk Factors hereto and any material changes thereto set forth in any subsequent Quarterly Reports on Form 10-Q, the Company’s other filings with the Securities and Exchange Commission, and those set forth below.

The Company’s ability to deliver the Results is dependent, or based, upon: (i) the Company’s ability to effectively execute its integration plans to identify and estimate key synergy drivers; achieve the cost and revenue synergies, capitalize on growth opportunities and achieve the anticipated results of the Merger; (ii) the Company’s success in driving brand expansion, achieving increased access to global markets through established distribution channels and cross selling opportunities; (iii) the ability of the Company to generate organic net sales increase of 5-6%, from a combined Company pro-forma level of $9.3 billion; (iv) the Company’s ability to achieve revenue synergy increase of 50 bps to 2011 revenues with modest EPS impact; (v) the Company achieving operating margin rate expansion of approximately 150 bps versus 2010; (vi) achieving a tax rate of approximately 25% — 26%; (vii) non-merger and acquisition related restructuring, impairment and related charges remaining relatively flat to those in 2010; (viii) the Company’s success at limiting the cost to achieve cost synergies to $200 million over the next two years; (ix) the Company’s ability to limit costs associated with severance and facilities closures to $90 million in 2011; (x) one-time costs to be recorded in SG&A and “other-net” being $15 million for certain compensation charges, advisory and consulting fees; (xi) almost no impact from price and inflation based on no significant increase in commodity levels; (xii) successful identification, consummation and of acquisitions, as well as integration of existing businesses, that enhance the Company’s growth and long term objectives; (xiii) the continued acceptance of technologies used in the Company’s products and services; (xiv) the Company’s ability to manage existing Sonitrol franchisee and Mac Tools distributor relationships; (xv) the Company’s ability to minimize costs associated with any sale or discontinuance of a business or product line, including any severance, restructuring, legal or other costs; (xvi) the proceeds realized with respect to any business or product line disposals; (xvii) the extent of any asset impairments with respect to any businesses or product lines that are sold or discontinued as well as the Company’s ability to test and analyze the possibility of asset impairment; (xviii) the success of the

Company’s efforts to manage freight costs, steel and other commodity costs; (xix) the Company’s ability to sustain or increase prices in order to, among other things, offset or mitigate the impact of steel, freight, energy, non-ferrous commodity and other commodity costs and any inflation increases; (xx) the Company’s ability to generate free cash flow and maintain a strong debt to capital ratio; (xxi) the Company’s ability to identify and effectively execute productivity improvements and cost reductions, while minimizing any associated restructuring charges; (xxii) the Company’s ability to obtain favorable settlement of routine tax audits; (xxiii) the ability of the Company to generate earnings sufficient to realize future income tax benefits during periods when temporary differences become deductible; (xxiv) the continued ability of the Company to access credit and equity markets under satisfactory terms; and (xxv) the Company’s ability to negotiate satisfactory payment terms under which the Company buys and sells goods, services, materials and products.

The Company’s ability to deliver the Results is also dependent upon: (i) the success of the Company’s marketing and sales efforts; (ii) the ability of the Company to maintain or improve production rates in the Company’s manufacturing facilities, respond to significant changes in product demand and fulfill demand for new and existing products; (iii) the Company’s ability to continue improvements in working capital through effective management of accounts receivable and inventory levels; (iv) the ability to continue successfully managing and defending claims and litigation, including environmental claims and expenses; (v) the success of the Company’s efforts to mitigate any cost increases generated by, for example, increases in the cost of energy or significant Chinese Renminbi or other currency appreciation; (vi) the geographic distribution of the Company’s earnings; (vii) the Company’s investment of revenues in infrastructure improvements; (viii) the commitment to and success of the Stanley Fulfillment System.

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

The management of Stanley Black & Decker (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 1, 2011. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework. Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of January 1, 2011. Ernst & Young LLP, the auditor of the financial statements included in this annual report, has issued an attestation report on the registrant’s internal control over financial reporting, a copy of which appears on page 56.

Under the supervision and with the participation of management, including the Company’s President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer have concluded that, as of January 1, 2011, the Company’s disclosure controls and procedures are effective. There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal year ended January 1, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following is a list of the executive officers of the Company as of February 18, 2011:

Date Elected to
Name and Age	Office	Office
John F. Lundgren (59)	President and Chief Executive Officer since March 2010. Chairman and Chief Executive officer (2004). President, European Consumer Products, Georgia-Pacific Corporation (2000).	03/01/04
Donald Allan, Jr. (46)	Senior Vice President & Chief Financial Officer since March 2010. Vice President & Chief Financial Officer (2009); Vice President & Corporate Controller (2002); Corporate Controller (2000); Assistant Controller (1999).	10/24/06
Jeffery D. Ansell (43)	Senior Vice President and Group Executive, Construction and DIY since March 2010. Vice President & President, Stanley Consumer Tools Group; President – Consumer Tools and Storage (2004); President of Industrial Tools & Storage (2002); Vice President – Global Consumer Tools Marketing (2001); Vice President Consumer Sales America (1999).	02/22/06
Nolan D. Archibald (67)	Executive Chairman since March 2010. President and Chief Executive Officer and Chairman of the Board of The Black & Decker Corporation (1990-2010).	03/12/10
Michael A. Bartone (51)	Vice President, Corporate Tax since January 2002.	07/17/09
Bruce H. Beatt (58)	Senior Vice President, General Counsel and Secretary since March 2010. Vice President, General Counsel and Secretary (2000).	10/09/00
D. Brett Bontrager (48)	Senior Vice President and Group Executive, Convergent Security Solutions since March 2010. President, Convergent Security Solutions and Vice President, Business Development (2007); Vice President, Business Development (2004); Director, Business Development (2003).	08/01/08
Justin C. Boswell (43)	Senior Vice President and Group Executive, Mechanical Security since March 2010. Vice President & President, Mechanical Access Solutions (2007); President, Stanley Securities Solutions (2003); President Stanley Access Technologies (2000).	07/26/05
Jeff Chen (52)	Vice President & President, Asia. Director, Asia Operations (2002); Managing Director, Thailand (1999).	04/27/05

Date Elected to
Name and Age	Office	Office
Hubert Davis, Jr. (62)	Senior Vice President & Chief Information Officer/SFS since March 2010. Senior Vice President, Business Transformation (2006); Vice President, Chief Information Officer (June 2000); Chief Information Officer and e-commerce Leader (2000).	05/25/04
Craig A. Douglas (56)	Vice President & Treasurer since January 2002.	07/17/09
Massimo Grassi (49)	President, Industrial & Auto Repair. President, Industrial & Automotive Tools (2009); President, Stanley Europe and President Directeur General, Facom (2007); President of Pentair Water EMEA (Pentair Inc. – PNR) (2006).	03/12/10
James M. Loree (52)	Executive Vice President and Chief Operating Officer since January 2009; Executive Vice President Finance and Chief Financial Officer (1999).	07/19/99
Mark J. Mathieu (58)	Senior Vice President, Human Resources since March 2010. Vice President, Human Resources (1997).	09/17/97
Jamie Ramirez (43)	President, Construction & DIY, Latin America. President-Latin America, The Black & Decker Corporation (2010); Vice President and General Manager – Latin America The Black & Decker Corporation (2008); Vice President and General Manager – Andean Region The Black & Decker Corporation (2007).	03/12/10
Ben S. Sihota (52)	President, Emerging Markets and Pacific Group. President-Asia/Pacific, The Black & Decker Corporation (2010); President-Asia, The Black & Decker Corporation (2006).	03/12/10
William S. Taylor (55)	President, Professional Power Tools & Products. Vice President-Global Product Development of the Industrial Products Group, The Black & Decker Corporation (2010); Vice President-Industrial Product Group Development, The Black & Decker Corporation (2009); Vice President-Industrial Products Group Product Development, The Black & Decker Corporation (2008); Vice President/General Manager Industrial Accessories Business, The Black & Decker Corporation (2008); Vice President and General Manager Woodworking Tools, The Black & Decker Corporation (2005).	03/12/10
Michael A. Tyll (54)	President, Engineered Fastening. President, Fastening and Assembly Systems, The Black & Decker Corporation (2010); President, Automotive Division, The Black & Decker Corporation (2006).	03/12/10
John H. Wyatt (52)	President, Construction & DIY EMEA. President-Europe, Middle East, and Africa of the Power Tools and Accessories, The Black & Decker Corporation (2010); Vice President-Consumer Products (Europe, Middle East and Africa), The Black & Decker Corporation (2008); Managing Director Scotts UK and Iceland for Scotts Miracle Gro (2006).	03/12/10

ITEM 11.	EXECUTIVE COMPENSATION

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

EQUITY COMPENSATION PLAN INFORMATION

Compensation plans under which the Company’s equity securities are authorized for issuance at January 1, 2011 follow:

	(A)	(B)	(C)
Number of securities
remaining available for
future issuance under
	Number of securities to		equity compensation
	be issued upon exercise of	Weighted-average	plans (excluding
	outstanding options	exercise price of	securities reflected in
Plan category	and stock awards	outstanding options	column (A))
Equity compensation plans approved by security holders	15,369,387(1)	$48.69(2)	7,992,242(3)

Equity compensation plans not approved by security holders(4)	—	—	—

Total	15,369,387	$48.69	7,992,242(3)

(1)	Consists of 11,641,564 shares underlying outstanding stock options (whether vested or unvested) with a weighted average exercise price of $48.69 and a weighted average term of 5.81 years; 3,547,213 shares underlying time-vesting restricted stock units that have not yet vested and the maximum number of shares that will be issued pursuant to outstanding long term performance awards if all established goals are met; and 180,610 of shares earned but related to which participants elected deferral of delivery. All stock-based compensation plans are discussed in Note J, Capital Stock, of the Notes to the Consolidated Financial Statements in Item 8.

(2)	There is no cost to the recipient for shares issued pursuant to time-vesting restricted stock units or long term performance awards. Because there is no strike price applicable to these stock awards they are excluded from the weighted-average exercise price which pertains solely to outstanding stock options.

(3)	Consists of 2,956,667 of shares available for purchase under the employee stock purchase plan (“ESPP”) at the election of employees, and 5,035,575 securities available for future grants by the board of directors under stock-based compensation plans. Note that the comparable figures presented on page 130 of the Company’s Registration Statement on Form S-4, filed February 2, 2010, do not include the 2,956,667 shares of common stock available for issuance under the ESPP which are included in the figures presented herein. In accordance with the terms of such Registration Statement, the figures presented herein are automatically incorporated by reference into such Registration Statement and supersede and update the data presented therein.

(4)	There is a non-qualified deferred tax savings plan for highly compensated salaried employees which mirrors the qualified plan provisions, but was not specifically approved by security holders. U.S. employees are eligible to contribute from 1% to 15% of their salary to a tax deferred savings plan as described in the ESOP section of Item 8 Note L, Employee Benefit Plans, to the Consolidated Financial Statements of this Form 10-K. Prior to 2009 and in 2010, Stanley contributed an amount equal to one half of the employee contribution up to the first 7% of salary. In 2009, an employer match benefit was provided under the plan equal to one-quarter of each employee’s tax-deferred contribution up to the first 7% of their compensation. The investment of the employee’s contribution and the Company’s contribution was controlled by the employee participating in the plan and may include an election to invest in Company stock. The same matching arrangement was provided for highly compensated salaried employees in the “non-qualified” plan, except that the arrangement for these employees is outside of the ESOP, and is not funded in advance of distributions. Shares of the Company’s common stock may be issued at the time of a distribution from the plan. The number of securities remaining available for issuance under the plan at January 1, 2011 is not determinable, since the plan does not authorize a maximum number of securities.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

(a) Index to documents filed as part of this report:

1. and 2. Financial Statements and Financial Statement Schedules.

The response to this portion of Item 15 is submitted as a separate section of this report beginning with an index thereto on page 53.

3. Exhibits

See Exhibit Index in this Form 10-K on page 128.

(b) See Exhibit Index in this Form 10-K on page 128.

(c) The response in this portion of Item 15 is submitted as a separate section of this Form 10-K with an index thereto beginning on page 53.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANLEY BLACK & DECKER, INC.

By:	/s/ John F. Lundgren
John F. Lundgren, President
and Chief Executive Officer

Date: February 18, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John F. Lundgren John F. Lundgren	President and Chief Executive Officer and Director	February 18, 2011

/s/ Donald Allan, Jr. Donald Allan, Jr.	Senior Vice President and Chief Financial Officer	February 18, 2011

/s/ Jocelyn S. Belisle Jocelyn S. Belisle	Chief Accounting Officer	February 18, 2011

* Nolan D. Archibald	Executive Chairman	February 18, 2011

* John G. Breen	Director	February 18, 2011

* George W. Buckley	Director	February 18, 2011

* Patrick D. Campbell	Director	February 18, 2011

* Carlos M. Cardoso	Director	February 18, 2011

* Virgis W. Colbert	Director	February 18, 2011

* Robert B. Coutts	Director	February 18, 2011

* Manuel A. Fernandez	Director	February 18, 2011

* Benjamin H. Griswold, IV	Director	February 18, 2011

Signature	Title	Date

* Eileen S. Kraus	Director	February 18, 2011

* Anthony Luiso	Director	February 18, 2011

* Marianne M. Parrs	Director	February 18, 2011

* Robert L. Ryan	Director	February 18, 2011

* Lawrence A. Zimmerman	Director	February 18, 2011

*By: /s/ Bruce H. Beatt
Bruce H. Beatt
(As Attorney-in-Fact)

FORM 10-K
ITEM 15(a) (1) AND (2)
STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES

All other schedules are omitted because either they are not applicable or the required information is shown in the financial statements or the notes thereto.

Schedule II — Valuation and Qualifying Accounts
Stanley Black & Decker, Inc. and Subsidiaries
Fiscal years ended January 1, 2011, January 2, 2010, and January 3, 2009
(Millions of Dollars)

		ADDITIONS
		Charged to	Charged
	Beginning	Costs and	To Other	(a)	Ending
Description	Balance	Expenses	Accounts(b)(c)	Deductions	Balance

Allowance for Doubtful Accounts:
Year Ended 2010
Current	$31.9	$11.7	$23.6	$10.9	$56.3
Non-current	3.2	0.6	(0.1)	—	3.7
Year Ended 2009
Current	$39.8	$13.7	$0.2	$21.8	$31.9
Non-current	0.5	0.3	2.4	—	3.2
Year Ended 2008
Current	$40.3	$17.5	$6.1	$24.1	$39.8
Non-current	0.8	0.1	(0.4)	—	0.5
Tax Valuation Allowance:
Year Ended 2010	$24.4	$46.9	$199.1	$4.6	$265.8
Year Ended 2009	23.5	2.4	0.7	2.2	24.4
Year Ended 2008	27.3	2.5	(2.1)	4.2	23.5

(a)	With respect to the allowance for doubtful accounts, represents amounts charged-off, less recoveries of accounts previously charged-off.

(b)	Amount represents foreign currency translation impact, acquisitions, and net transfers to /from other accounts.

(c)	For 2010, amount primarily represents beginning tax valuation allowance as adjusted from the Merger.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Stanley Black & Decker, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of Stanley Black & Decker Inc.’s internal control over financial reporting as of January 1, 2011. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework. Management concluded that based on its assessment, Stanley Black & Decker, Inc.’s internal control over financial reporting was effective as of January 1, 2011. Ernst & Young LLP, the auditor of the financial statements included in this annual report, has issued an attestation report on the registrant’s internal control over financial reporting, a copy of which appears on page 49.

/s/ John F. Lundgren
John F. Lundgren, President and Chief Executive Officer

/s/ Donald Allan Jr.
Donald Allan Jr., Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stanley Black & Decker, Inc.

We have audited the accompanying consolidated balance sheets of Stanley Black & Decker, Inc. and subsidiaries (the “Company”) as of January 1, 2011 and January 2, 2010, and the related consolidated statements of operations, changes in shareowners’ equity, and cash flows for each of the three fiscal years in the period ended January 1, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at January 1, 2011 and January 2, 2010, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 1, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement No. 141(R), Business Combinations (codified in ASC 805, Business Combinations), effective for the Company on January 4, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Hartford, Connecticut
February 18, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stanley Black & Decker, Inc.

We have audited Stanley Black & Decker, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of January 1, 2011 and January 2, 2010, and the related consolidated statements of operations, changes in shareowners’ equity, and cash flows for each of the three fiscal years in the period ended January 1, 2011 and our report dated February 18, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Hartford, Connecticut
February 18, 2011

Consolidated Statements of Operations
Fiscal years ended January 1, 2011, January 2, 2010 and January 3, 2009
(In Millions of Dollars, except per share amounts)

	2010	2009	2008

Net Sales	$8,409.6	$3,737.1	$4,426.2
Costs and Expenses
Cost of sales	$5,460.8	$2,228.8	$2,754.8
Selling, general and administrative	2,156.6	1,014.4	1,090.0
Provision for doubtful accounts	12.3	14.0	17.6
Other-net	199.6	139.1	111.6
Restructuring charges and asset impairments	242.6	40.7	85.5
Gain on debt extinguishment	—	(43.8)	(9.4)
Interest income	(9.4)	(3.1)	(9.2)
Interest expense	110.0	63.7	92.1

	$8,172.5	$3,453.8	$4,133.0
Earnings from continuing operations before income taxes	237.1	283.3	293.2
Income taxes on continuing operations	38.9	54.5	72.5

Earnings from continuing operations	$198.2	$228.8	$220.7
Less: Net earnings attributable to non-controlling interests	—	2.0	1.7

Net earnings from continuing operations attributable to Stanley Black & Decker, Inc	198.2	226.8	219.0

Earnings (loss) from discontinued operations before income taxes	—	(5.8)	132.8
Income taxes (benefit) on discontinued operations	—	(3.3)	44.9

Net (loss) earnings from discontinued operations	$—	$(2.5)	$87.9

Net Earnings Attributable to Stanley Black & Decker, Inc	$198.2	$224.3	$306.9

Basic earnings per share of common stock:
Continuing operations	$1.34	$2.84	$2.77
Discontinued operations	—	(0.03)	1.11

Total basic earnings per share of common stock	$1.34	$2.81	$3.88

Diluted earnings per share of common stock:
Continuing operations	$1.32	$2.82	$2.74
Discontinued operations	—	(0.03)	1.10

Total diluted earnings per share of common stock	$1.32	$2.79	$3.84

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
January 1, 2011 and January 2, 2010
(Millions of Dollars)

	2010	2009

ASSETS
Current Assets
Cash and cash equivalents	$1,745.4	$400.7
Accounts and notes receivable, net	1,417.1	532.0
Inventories, net	1,272.0	366.2
Prepaid expenses	224.0	73.2
Other current assets	157.1	39.8

Total Current Assets	4,815.6	1,411.9
Property, Plant and Equipment, net	1,166.5	575.9
Goodwill	5,941.9	1,818.4
Customer Relationships, net	889.8	413.4
Trade Names, net	1,839.4	331.1
Other Intangible Assets, net	143.0	31.9
Other Assets	343.2	186.5

Total Assets	$15,139.4	$4,769.1

Liabilities and Shareowners’ Equity
Current Liabilities
Short-term borrowings	$1.6	$90.4
Current maturities of long-term debt	416.1	208.0
Accounts payable	998.6	410.1
Accrued expenses	1,325.9	483.5

Total Current Liabilities	2,742.2	1,192.0
Long-Term Debt	3,018.1	1,084.7
Deferred Taxes	901.1	120.4
Post-retirement Benefits	642.8	136.7
Other Liabilities	765.5	223.8
Commitments and Contingencies (Notes R and S)	—	—

Shareowners’ Equity
Stanley Black & Decker, Inc. Shareowners’ Equity
Preferred stock, without par value:
Authorized and unissued 10,000,000 shares	—	—
Common stock, par value $2.50 per share:
Authorized 300,000,000 shares in 2010 and 200,000,000 shares in 2009
Issued 176,091,572 shares in 2010 and 92,343,410 shares in 2009	440.7	230.9
Retained earnings	2,301.8	2,295.5
Additional paid in capital	4,885.7	126.7
Accumulated other comprehensive loss	(116.3)	(76.5)
ESOP	(74.5)	(80.8)

	7,437.4	2,495.8
Less: cost of common stock in treasury (9,744,142 shares in 2010 and 11,864,786 shares in 2009)	(420.4)	(509.7)

Stanley Black & Decker, Inc. Shareowners’ Equity	7,017.0	1,986.1
Non-controlling interests	52.7	25.4

Total Shareowners’ Equity	7,069.7	2,011.5

Total Liabilities and Shareowners’ Equity	$15,139.4	$4,769.1

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Fiscal years ended January 1, 2011, January 2, 2010 and January 3, 2009
(Millions of Dollars)

	2010	2009	2008

Operating Activities:
Net earnings	$198.2	$226.3	$308.6
Less: net earnings attributable to non-controlling interests	—	2.0	1.7

Net earnings attributable to Stanley Black & Decker, Inc	$198.2	$224.3	$306.9
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	348.7	200.1	183.0
Inventory step-up amortization	173.5	—	—
Pre-tax loss (gain) on sale of businesses	—	1.6	(126.5)
Asset impairments	24.1	6.8	17.1
Stock-based compensation expense	85.1	20.7	13.9
Provision for doubtful accounts	12.3	14.0	17.6
Debt-fair value amortization	(37.9)	—	—
Other non-cash items	(0.1)	(9.4)	36.9
Changes in operating assets and liabilities:
Accounts receivable	22.5	130.5	129.1
Inventories	35.3	152.8	26.5
Accounts payable	77.3	(57.3)	(32.9)
Accrued expenses	52.9	(62.0)	12.7
Income taxes	(25.0)	16.2	(17.3)
Other current assets	18.7	(24.8)	(12.7)
Long-term receivables	(14.6)	(24.4)	(16.6)
Defined benefit liabilities	(276.9)	(17.4)	(22.9)
Other long-term liabilities	28.0	(6.7)	34.2
Other	17.2	(25.6)	(32.4)

Net cash provided by operating activities	739.3	539.4	516.6
Investing Activities:
Capital expenditures	(165.4)	(72.9)	(94.6)
Capitalized software	(20.1)	(20.5)	(46.2)
Proceeds from sales of assets	11.0	2.5	4.3
Business acquisitions	(550.3)	(24.3)	(575.0)
Proceeds from sales of businesses	—	—	204.6
Cash acquired from Black & Decker	949.4	—	—
Undesignated interest rate swap terminations	30.1	—	—
Proceeds from net investment hedge settlements	43.9	—	19.1
Payments on net investment hedge settlements	(29.0)	—	—
Other	—	—	23.2

Net cash provided by (used in) investing activities	269.6	(115.2)	(464.6)
Financing Activities:
Payments on long-term debt	(515.8)	(64.5)	(44.9)
Proceeds from debt issuance	1,013.2	—	249.7
Net repayments on short-term borrowings	(263.6)	(119.9)	(73.5)
Debt issuance costs	(3.4)	—	(1.5)
Interest rate swap terminations	—	—	16.2
Stock purchase contract fees	(7.7)	(15.2)	(11.1)
Purchase of common stock for treasury	(4.9)	(2.6)	(103.3)
Net premium paid for equity option	(50.3)	(9.2)	—
Termination of forward starting interest rate swap	(48.4)	—	—
Proceeds from issuance of common stock	396.1	61.2	19.2
Cash dividends on common stock	(201.6)	(103.6)	(99.0)
Other	—	4.8	—

Net cash provided by (used in) financing activities	313.6	(249.0)	(48.2)
Effect of exchange rate changes on cash	22.2	13.9	(32.6)

Increase (Decrease) in cash and cash equivalents	1,344.7	189.1	(28.8)
Cash and cash equivalents, beginning of year	400.7	211.6	240.4

Cash and cash equivalents, end of year	$1,745.4	$400.7	$211.6

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareowners’ Equity
Fiscal years ended January 1, 2011, January 2, 2010 and January 3, 2009
(Millions of Dollars, Except Per Share Amounts)

				Accumulated
		Additional		Other			Non-
	Common	Paid In	Retained	Comprehensive		Treasury	Controlling	Shareowners’
	Stock	Capital	Earnings	Income (Loss)	ESOP	Stock	Interests	Equity

Balance December 29, 2007	$230.9	$68.7	$2,005.8	$47.2	$(93.8)	$(504.8)	$18.2	$1,772.2
Comprehensive income:
Net earnings			306.9				1.7	308.6
Less: Redeemable interest reclassified to liabilities							(0.5)	(0.5)
Currency translation adjustment and other				(158.1)				(158.1)
Cash flow hedge, net of tax				(0.3)				(0.3)
Change in pension, net of tax				(40.8)				(40.8)

Total comprehensive income			306.9	(199.2)			1.2	108.9
Cash dividends declared — $1.26 per share			(99.0)					(99.0)
Cash dividends declared to non-controlling interests							(0.9)	(0.9)
Issuance of common stock			(16.0)			31.3		15.3
Repurchase of common stock (2,240,451 shares)						(103.3)		(103.3)
Tax benefit on convertible notes hedge		1.0						1.0
Equity unit repurchase		4.7						4.7
Other, stock-based compensation related		13.9						13.9
Tax benefit related to stock options exercised		3.2						3.2
ESOP and related tax benefit			2.2		6.6			8.8

Balance January 3, 2009	230.9	91.5	2,199.9	(152.0)	(87.2)	(576.8)	18.5	1,724.8
Comprehensive income:
Net earnings			224.3				2.0	226.3
Currency translation adjustment and other				77.1				77.1
Change in pension, net of tax				(1.6)				(1.6)

Total comprehensive income			224.3	75.5			2.0	301.8
Cash dividends declared — $1.30 per share			(103.6)					(103.6)
Issuance of common stock		(6.9)	(27.1)			95.1		61.1
Repurchase of common stock (62,336 shares)						(2.6)		(2.6)
Net premium paid and settlement of equity option		16.2				(25.4)		(9.2)
Formation of joint venture							4.9	4.9
Other, stock-based compensation related		20.7						20.7
Tax benefit related to stock options exercised		5.2						5.2
ESOP and related tax benefit			2.0		6.4			8.4

Balance January 2, 2010	230.9	126.7	2,295.5	(76.5)	(80.8)	(509.7)	25.4	2,011.5
Comprehensive income:
Net earnings			198.2				—	198.2
Currency translation adjustment and other				(6.9)				(6.9)
Cash flow hedge, net of tax				(54.9)				(54.9)
Change in pension, net of tax				22.0				22.0

Total comprehensive income			198.2	(39.8)			—	158.4
Cash dividends declared — $1.34 per share			(193.9)					(193.9)
Equity purchase contracts — stock issuance	12.9	307.1						320.0
Issuance of common stock		(30.2)				95.5		65.3
Black & Decker consideration paid	196.9	4,458.9				0.4		4,656.2
Repurchase of common stock (79,357 shares)						(4.9)		(4.9)
Convertible equity — offering fees		(13.6)						(13.6)
Convertible equity — non-cash stock contract fees		(14.9)						(14.9)
Net premium paid and settlement of equity option		(48.6)				(1.7)		(50.3)
Non-controlling interest buyout		0.7					(1.6)	(0.9)
Non-controlling interests of acquired businesses							28.9	28.9
Other, stock-based compensation related		85.0						85.0
Tax benefit related to stock options exercised		14.6						14.6
ESOP and related tax benefit			2.0		6.3			8.3

Balance January 1, 2011	$440.7	$4,885,7	$2,301.8	$(116.3)	$(74.5)	$(420.4)	$52.7	$7,069.7

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

A.	SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION — On March 12, 2010 a wholly owned subsidiary of The Stanley Works was merged with and into The Black & Decker Corporation (“Black & Decker”), with the result that Black & Decker became a wholly owned subsidiary of The Stanley Works (the “Merger”). In connection with the Merger, The Stanley Works changed its name to Stanley Black & Decker, Inc. The results of the operations and cash flows of Black & Decker have been included in the Company’s consolidated financial statements from the time of the consummation of the Merger on March 12, 2010 (see Note E, Merger and Acquisitions).

The Consolidated Financial Statements include the accounts of Stanley Black & Decker, Inc. and its majority-owned subsidiaries (collectively the “Company”) which require consolidation, after the elimination of intercompany accounts and transactions. The Company’s fiscal year ends on the Saturday nearest to December 31. There were 52, 52 and 53 weeks in the fiscal years 2010, 2009 and 2008, respectively.

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

FOREIGN CURRENCY — For foreign operations with functional currencies other than the U.S. dollar, asset and liability accounts are translated at current exchange rates; income and expenses are translated using weighted-average exchange rates. Translation adjustments are reported in a separate component of shareowners’ equity and exchange gains and losses on transactions are included in earnings.

CASH EQUIVALENTS — Highly liquid investments with original maturities of three months or less are considered cash equivalents.

ACCOUNTS AND FINANCING RECEIVABLE — Trade receivables are stated at gross invoice amount less discounts, other allowances and provision for uncollectible accounts and financing receivables are initially recorded at fair value, less impairments or provisions for credit losses. Interest income earned from financing receivables that are not delinquent is recorded on the effective interest method. The Company considers any financing receivable that has not been collected within 90 days of original billing date as past-due or delinquent. Additionally, the Company considers the credit quality of all past-due or delinquent financing receivables as nonperforming.

ALLOWANCE FOR DOUBTFUL ACCOUNTS — The Company estimates its allowance for doubtful accounts using two methods. First, a specific reserve is established for individual accounts where information indicates the customers may have an inability to meet financial obligations. Second, a reserve is determined for all customers based on a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. Actual write-offs are charged against the allowance when collection efforts have been unsuccessful.

INVENTORIES — U.S inventories are predominantly valued at the lower of Last-In First-Out (“LIFO”) cost or market because the Company believes it results in better matching of costs and revenues. Other inventories are valued at the lower of First-In, First-Out (“FIFO”) cost or market because LIFO is not permitted for statutory reporting outside the U.S. See Note C, Inventory, for a quantification of the LIFO impact on inventory valuation.

PROPERTY, PLANT AND EQUIPMENT — The Company generally values property, plant and equipment (“PP&E”), including capitalized software, on the basis of historical cost less accumulated depreciation and amortization. Costs related to maintenance and repairs which do not prolong the assets’ useful lives are expensed as incurred. Depreciation and amortization are provided using straight-line methods over the estimated useful lives of the assets as follows:

Useful Life
(Years)

Land improvements	10 – 20
Buildings	40
Machinery and equipment	3 – 15
Computer software	3 – 5

Leasehold improvements are depreciated over the shorter of the estimated useful life or the term of the lease.

The Company reports depreciation and amortization of property, plant and equipment in cost of sales and selling, general and administrative expenses based on the nature of the underlying assets. Depreciation and amortization related to the production of inventory and delivery of services are recorded in cost of sales. Depreciation and amortization related to distribution center activities, selling and support functions are reported in selling, general and administrative expenses.

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

GOODWILL AND OTHER INTANGIBLE ASSETS — Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Intangible assets acquired are recorded at estimated fair value. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are tested for impairment annually during the third quarter, and at any time when events suggest an impairment more likely than not has occurred. To assess goodwill for impairment, the Company determines the fair value of its reporting units, which are primarily determined using management’s assumptions about future cash flows based on long-range strategic plans. This approach incorporates many assumptions including future growth rates, discount factors and tax rates. In the event the carrying value of a reporting unit exceeded its fair value, an impairment loss would be recognized to the extent the carrying amount of the reporting unit’s goodwill exceeded the implied fair value of the goodwill. Indefinite-lived intangible asset carrying amounts are tested for impairment by comparing to current fair market value, usually determined by the estimated cost to lease the asset from third parties. Intangible assets with definite lives are amortized over their estimated useful lives generally using an accelerated method. Under this accelerated method, intangible assets are amortized reflecting the pattern over which the economic benefits of the intangible assets are consumed. Definite-lived intangible assets are also evaluated for impairment when impairment indicators are present. If the carrying value exceeds the total undiscounted future cash flows, a discounted cash flow analysis is performed to determine the fair value of the asset. If the carrying value of the asset were to exceed the fair value, it would be written down to fair value. No goodwill or other significant intangible asset impairments were recorded during 2010, 2009 or 2008.

FINANCIAL INSTRUMENTS — Derivative financial instruments are employed to manage risks, including foreign currency, interest rate exposures and commodity prices and are not used for trading or speculative purposes. The Company recognizes all derivative instruments, such as interest rate swap agreements, foreign currency options, commodity contracts and foreign exchange contracts, in the Consolidated Balance Sheets at fair value. Changes in the fair value of derivatives are recognized periodically either in earnings or in Shareowners’ Equity as a component of other comprehensive income, depending on whether the derivative financial instrument is undesignated or qualifies for hedge accounting, and if so, whether it represents a fair value, cash flow, or net investment hedge. Changes in the fair value of derivatives accounted for as fair value hedges are recorded in earnings in the same caption as the changes in the fair value of the hedged items. Gains and losses on derivatives designated as cash flow hedges, to the extent they are effective, are recorded in other comprehensive income, and subsequently reclassified to earnings to offset the impact of the hedged items when they occur. In the event it becomes probable the forecasted transaction to which a cash flow hedge relates will not occur, the derivative would be terminated and the amount in other comprehensive income would generally be recognized in earnings. Changes in the fair value of derivatives used as hedges of the net investment in foreign operations, to the extent they are effective, are reported in other comprehensive income and are deferred until the subsidiary is sold. Changes in the fair value of derivatives not designated as hedges under FASB Accounting Standards Codification, (“ASC”) 815 “Derivatives and Hedging” (“ASC 815”), and any portion of a hedge that is considered ineffective, are reported in earnings in the same caption where the hedged items are recognized.

The net interest paid or received on interest rate swaps is recognized as interest expense. Gains and losses resulting from the early termination of interest rate swap agreements are deferred and amortized as adjustments to interest expense over the remaining period of the debt originally covered by the terminated swap.

REVENUE RECOGNITION — General: Revenue is recognized when the earnings process is complete, collectability is reasonably assured, and the risks and rewards of ownership have transferred to the customer, which generally occurs upon shipment of the finished product but sometimes is upon delivery to customer facilities.

Provisions for customer volume rebates, product returns, discounts and allowances are recorded as a reduction of revenue in the same period the related sales are recorded. Consideration given to customers for cooperative advertising is recognized as a reduction of revenue except to the extent that there is an identifiable benefit and evidence of the fair value of the advertising, in which case the expense is classified as Selling, general, and administrative expense (“SG&A”).

Multiple Element Arrangements: In 2010, 2009 and 2008, approximately $900 million, $900 million and $1 billion, respectively, in revenues were generated by multiple element arrangements, primarily in the Security segment. These sales contracts typically consist of products sold and installed by the Company at the customer location. Revenue from equipment sales is generally recognized once installation is complete. Certain sales agreements also include maintenance and monitoring services pertaining to the installed equipment. Service revenue is recognized ratably over the contract term as services are rendered. Customer billings for equipment not yet installed and for monitoring services not yet rendered are deferred to the extent paid in advance by customers.

When a sales agreement involves multiple elements, deliverables are separately identified and consideration is allocated based on their relative fair values in accordance with ASC 605-25, “Revenue Recognition — Multiple-Element Arrangements”. Fair value is generally determined by reference to the prices charged in stand-alone transactions.

COST OF SALES AND SELLING, GENERAL & ADMINISTRATIVE — Cost of sales includes the cost of products and services provided reflecting costs of manufacturing and preparing the product for sale. These costs include expenses to acquire and manufacture products to the point that they are allocable to be sold to customers and costs to perform services pertaining to service revenues (e.g. installation of security systems, automatic doors, and security monitoring costs). Cost of sales is primarily comprised of inbound freight, direct materials, direct labor as well as overhead which includes indirect labor, facility and equipment costs. Cost of sales also includes quality control, procurement and material receiving costs as well as internal transfer costs. Selling general and administrative (“SG&A”) costs include the cost of selling products as well as administrative function costs. These expenses generally represent the cost of selling and distributing the products once they are available for sale and primarily include salaries and commissions of the Company’s sales force, distribution costs, notably salaries and facility costs, as well as administrative expenses for certain support functions and related overhead.

ADVERTISING COSTS — Television advertising is expensed the first time the advertisement airs, whereas other advertising is expensed as incurred. Advertising costs are classified in SG&A and amounted to $120.7 million in 2010, $30.8 million in 2009 and $39.3 million in 2008. Expense pertaining to cooperative advertising with customers reported as a reduction of net sales was $200.0 million in 2010, $23.3 million in 2009 and $29.0 million in 2008. Cooperative advertising with customers classified as SG&A expense amounted to $5.8 million in 2010, $5.7 million in 2009 and $6.6 million in 2008.

ACQUISITION COSTS — In fiscal 2010 and 2009 costs associated with new business acquisitions are expensed as incurred as required under SFAS No. 141(R), “Business Combinations,” (“FAS 141(R)”) codified in ASC 805, “Business Combinations” (“ASC 805”). Refer to the section entitled New Accounting Standards also included within Note A for further details. Prior to 2009, certain costs directly related to acquisitions including legal, audit and other fees, were recorded to goodwill.

SALES TAXES — Sales and value added taxes collected from customers and remitted to governmental authorities are excluded from Net sales reported in the Consolidated Statements of Operations.

SHIPPING AND HANDLING COSTS — The Company generally does not bill customers for freight. Shipping and handling costs associated with inbound freight are reported in cost of sales. Shipping costs associated with outbound freight are reported as a reduction of Net sales and amounted to $161.6 million, $87.1 million and $129.7 million in 2010, 2009 and 2008, respectively. Distribution costs are classified as SG&A and amounted to $198.1 million, $102.2 million and $122.2 million in 2010, 2009 and 2008, respectively.

STOCK-BASED COMPENSATION — Compensation cost relating to stock-based compensation grants is recognized on a straight-line basis over the vesting period, which is generally four years. The expense for stock options and restricted stock units awarded to retirement eligible employees (those aged 55 and over, and with 10 or more years of service) is recognized on the grant date, or (if later) by the date they become retirement-eligible.

POSTRETIREMENT DEFINED BENEFIT PLAN — The Company uses the corridor approach to determine expense recognition for each defined benefit pension and other postretirement plan. The corridor approach defers actuarial gains and losses resulting from variances between actual and expected results (based on economic estimates or actuarial assumptions) and amortizes them over future periods. For pension plans, these unrecognized gains and losses are amortized when the net gains and losses exceed 10% of the greater of the market-related value of plan assets or the projected benefit obligation at the beginning of the year. For other postretirement benefits, amortization occurs when the net gains and losses exceed 10% of the accumulated postretirement benefit obligation at the beginning of the year. For ongoing, active plans, the amount in excess of the corridor is amortized on a straight-line basis over the average remaining service period for active plan participants. For plans with primarily inactive participants, the amount in excess of the corridor is amortized on a straight-line basis over the average remaining life expectancy of inactive plan participants.

INCOME TAXES — Income tax expense is based on reported earnings before income taxes. Interest and penalties related to income taxes are classified as Income taxes on continuing operations in the Consolidated Statements of Operations. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized.

EARNINGS PER SHARE — Basic earnings per share equals net earnings attributable to Stanley Black & Decker, Inc., less earnings allocated to restricted stock units with non-forfeitable dividend rights, divided by weighted-average shares outstanding during the year. Diluted earnings per share include the impact of common stock equivalents using the treasury stock method when the effect is dilutive.

SUBSEQUENT EVENTS — The Company has evaluated subsequent events through the date of issuance of the Company’s annual financial statements.

NEW ACCOUNTING STANDARDS

Implemented:  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) codified in ASC 820, “Fair Value Measurement and Disclosure” (“ASC 820”). SFAS 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. SFAS 157 indicates that an exit value (selling price) should be utilized in fair value measurements rather than an entrance value, or cost basis, and that performance risks, such as credit risk, should be included in the measurements of fair value even when the risk of non-performance is remote. SFAS 157 also clarifies the principle that fair value measurements should be based on assumptions the marketplace would use when pricing an asset whenever practicable, rather than company-specific assumptions. In February 2008, the FASB issued FSP No. 157-1 and 157-2, which respectively removed leasing transactions and deferred its effective date for one year relative to nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Accordingly, in fiscal 2008 the Company applied SFAS 157 guidance to: (i) all applicable financial assets and liabilities; and (ii) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually). In January 2009, the Company applied this guidance to all remaining assets and liabilities measured on a non-recurring basis at fair value. The adoption of SFAS 157 for these items did not have an effect on the Company. Refer to Note M, Fair Value Measurements, for disclosures relating to ASC 820.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) codified in ASC 805, “Business Combinations”. SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition), establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the information needed to evaluate and understand the nature and effect of the business combination. This statement applies to all transactions or other events in which the acquirer obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. For new acquisitions made following the adoption of SFAS 141(R), significant costs directly related to the acquisition including legal, audit and other fees, as well as most acquisition-related restructuring, must be expensed as incurred. For the years ended January 1, 2011 and January 2, 2010 the Company expensed $83.5 million and $24.1 million of acquisition-related costs, respectively. Additionally, as part of SFAS 141(R) contingent purchase price arrangements (also known as earn-outs) must be re-measured to estimated fair value with the impact reported in earnings. With respect to all acquisitions, including those consummated in prior years, changes in tax reserves pertaining to resolution of contingencies or other post acquisition developments are recorded to earnings rather than goodwill. SFAS 141(R) was applied to the Company’s business combinations completed in fiscal 2010 and 2009.

In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-16, “Accounting for Transfers of Financial Assets”. This ASU eliminates the concept of a “qualifying special-purpose entity,” clarifies when a transferor of financial assets has surrendered control over the transferred financial assets, defines specific conditions for reporting a transfer of a portion of a financial asset as a sale, requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale, and requires enhanced disclosures to provide financial statement users with greater transparency about a transferor’s continuing involvement with transferred financial assets. The adoption of this ASU did not have any impact on the consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” This ASU eliminates the concept of a “qualifying special-purpose entity”, replaces the quantitative approach for determining which enterprise has a controlling financial interest in a variable interest entity with a qualitative approach focused on identifying which enterprise has a controlling financial interest through the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. Additionally, this ASU requires enhanced disclosures that provide users of financial statements with more information about an enterprise’s involvement in a variable interest entity. In January 2010, the Company applied this guidance and the adoption of the ASU did not have a significant impact on the consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This ASU amends existing disclosures to require a company to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. In December 2010, the Company applied this guidance to its financing receivables. Refer to Note B, Accounts and Notes Receivable.

Not Yet Implemented: In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements”. This ASU eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the consideration that is attributable to items that already have been delivered. This may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under the current requirements. Additionally, under the new guidance, the relative selling price method is required to be used in allocating consideration between deliverables and the residual value method will no longer be permitted. This ASU is effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal 2011 although early adoption is permitted. A company may elect, but will not be required, to adopt the amendments in this ASU retrospectively for all prior periods. The Company has evaluated the ASU and does not believe it will have a material impact on the consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other (Topic 350).” This ASU modifies the first step of the goodwill impairment test to include reporting units with zero or negative carrying amounts. For these reporting units, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists. This ASU is effective for fiscal years and interim periods beginning after December 15, 2010. The Company has evaluated the ASU and does not believe it will have a material impact on the consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805).” This ASU specifies that if a company presents comparative financial statements, the company should disclose revenue and earnings of the combined entity as though the business combination that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period only. The ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the pro forma revenue and earnings. This ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Effective January 1, 2011, the Company will adopt this ASU and include all required disclosures in the notes to its consolidated financial statements.

B.	ACCOUNTS AND FINANCING RECEIVABLE

(Millions of Dollars)	2010	2009

Trade accounts receivable	$1,333.2	$486.4
Trade notes receivable	61.9	45.7
Other accounts receivables	78.3	31.8

Gross accounts and notes receivable	1,473.4	563.9
Allowance for doubtful accounts	(56.3)	(31.9)

Accounts and notes receivable, net	$1,417.1	$532.0

Long-term trade notes receivable, net	$114.9	$93.2

Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries. Adequate reserves have been established to cover anticipated credit losses. Long-term trade financing receivables are reported within Other assets in the Consolidated Balance Sheets. Financing receivables and long-term financing receivables are predominately related to certain security equipment leases with commercial businesses. Generally, the Company retains legal title to any equipment leases and bears the right to repossess such equipment in an event of default. All financing receivables are interest bearing and the Company has not classified any financing receivables as held-for-sale.

In December 2009, the Company entered into an accounts receivable sale program that was scheduled to expire on December 28, 2010. On December 13, 2010, the Company extended the term of that program for one year and the program is now scheduled to expire on December 12, 2011. According to the terms of that program the Company is required to sell certain of its trade accounts receivables at fair value to a wholly owned, bankruptcy-remote special purpose subsidiary (“BRS”). The BRS, in turn, must sell such receivables to a third-party financial institution (“Purchaser”) for cash and a deferred purchase price receivable. The Purchaser’s maximum cash investment in the receivables at any time is $100.0 million. The purpose of the program is to provide liquidity to the Company. The Company accounts for these transfers as sales under ASC 860 “Transfers and Servicing”. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred purchase price receivable. At January 1, 2011 the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.

As of January 1, 2011 and January 2, 2010, $31.5 million and $35.2 million of net receivables were derecognized. Gross receivables sold amounted to $552.1 million ($492.9 million, net) for the year ended January 1, 2011. These sales resulted in a pre-tax loss of $1.4 million for the year ended January 1, 2011. Proceeds from transfers of receivables to the Purchaser totaled $495.3 million for the year ended January 1, 2011. Collections of previously sold receivables, including deferred purchase price receivables, and all fees, which are settled one month in arrears, resulted in payments to the Purchaser of $498.8 million for the year ended January 1, 2011. Servicing fees amounted to $0.3 million for the year ended January 1, 2011. The Company’s risk of loss following the sale of the receivables is limited to the deferred purchase price, which was $13.8 million at January 1, 2011 and $17.7 million at January 2, 2010. The deferred purchase price receivable will be repaid in cash as receivables are collected, generally within 30 days, and as such the carrying value of the receivable recorded approximates fair value. Delinquencies and credit losses on receivables sold in 2010 were less than $0.2 million for the year ended January 1, 2011. Cash inflows related to the deferred purchase price receivable totaled $174.4 million for the year ended January 1, 2011. All cash flows under the program are reported as a component of changes in accounts receivable within operating activities in the consolidated statements of cash flows since all the cash from the Purchaser is either: 1) received upon the initial sale of the receivable; or 2) from the ultimate collection of the underlying receivables and the underlying receivables are not subject to significant risks, other than credit risk, given their short-term nature.

C.	INVENTORY

(Millions of Dollars)	2010	2009

Finished products	$915.1	$252.8
Work in process	117.5	49.0
Raw materials	239.4	64.4

Total	$1,272.0	$366.2

Net inventories in the amount of $516.6 million at January 1, 2011 and $116.0 million at January 2, 2010 were valued at the lower of LIFO cost or market. If the LIFO method had not been used, inventories would have been $67.0 million higher than reported at January 1, 2011 and $64.6 million higher than reported at January 2, 2010. During 2010, inventory quantities increased due to the Merger and resulting addition of Black & Decker inventories ($1.070 billion) resulting in an increment at January 1, 2011. During 2009, inventory quantities were reduced resulting in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2009 purchases, the effect of which increased Cost of sales by approximately $6.5 million and decreased Net earnings attributable to Stanley by approximately $4.0 million.

D.	PROPERTY, PLANT AND EQUIPMENT

(Millions of Dollars)	2010	2009

Land	$113.9	$44.1
Land improvements	40.6	23.8
Buildings	464.2	284.2
Leasehold improvements	43.0	29.8
Machinery and equipment	1,300.2	902.7
Computer software	225.1	209.9

Property, plant & equipment, gross	$2,187.0	$1,494.5
Less: accumulated depreciation and amortization	(1,020.5)	(918.6)

Property, plant & equipment, net	$1,166.5	$575.9

As more fully disclosed in Note E. Merger and Acquisitions, in connection with the Merger, the Company acquired property, plant and equipment with a fair value of $569.9 million.

Depreciation and amortization expense associated with property, plant and equipment was as follows:

(Millions of Dollars)	2010	2009	2008

Depreciation	$177.4	$76.1	$74.0
Amortization	26.0	19.4	18.5

Depreciation and amortization expense	$203.4	$95.5	$92.5

The amounts above are inclusive of discontinued operations depreciation and amortization expense of $0.5 million in 2008.

E.	MERGER AND ACQUISITIONS

MERGER

On March 12, 2010 (the “merger date”), a wholly owned subsidiary of The Stanley Works (“Stanley”) was merged with and into Black & Decker, with the result that Black & Decker became a wholly owned subsidiary of Stanley. As part of the Merger, Black & Decker stockholders received 1.275 shares of Stanley stock for each share outstanding as of the merger date. All of the outstanding Black & Decker shares and equity based awards were exchanged for Stanley shares and equity awards as part of the Merger. Fractional shares generated by the conversion ratio were cash settled for $0.3 million. After the exchange was completed, pre-merger Stanley shareowners retained ownership of 50.5% of the combined Company. In conjunction with consummating the Merger, the name of the combined Company was changed to “Stanley Black & Decker, Inc”.

Black & Decker is a global manufacturer and marketer of power tools and accessories, hardware and home improvement products, and technology-based fastening systems. The Merger creates a larger and more globally diversified company with a broad array of products and services with significant exposure to growing and profitable product areas. Stanley and Black & Decker’s product lines are generally complementary, and do not present areas of significant overlap. By combining the two companies, there are significant cost saving opportunities through reductions in corporate overhead, business unit and purchasing consolidation, and by combining elements of manufacturing and distribution.

Based on the closing price of Stanley common stock on the merger date, the consideration received by Black & Decker shareholders in the Merger had a value of $4.657 billion as detailed below.

	Conversion
(In millions)	Calculation	Fair Value

Black & Decker common stock outstanding as of the merger date	61.571
Multiplied by Stanley’s stock price as of the merger date multiplied by the exchange ratio of 1.275 ($57.86 * 1.275)	$73.77	$4,542.2

Fair value of the vested and unvested stock options pertaining to pre-merger service issued to replace existing grants at closing (a)		91.7
Fair value of unvested restricted stock and restricted stock units pertaining to pre-merger service issued to replace existing grants at closing (a)		12.2
Other vested equity awards (a)		10.1
Cash paid to settle fractional shares		0.3

Total fair value of consideration transferred		$4,656.5

(a)	As part of the Merger the Company exchanged the pre-merger equity awards of Black & Decker for Stanley Black & Decker equity awards. Under ASC 805, the fair value of vested options and the earned portion of unvested options, restricted stock awards and restricted stock units are recognized as consideration paid. The remaining value relating to the unvested and unearned options, restricted stock awards and restricted stock units will be recognized as future stock-based compensation. The allocation of the pre-merger equity awards between consideration paid and future stock-based compensation is as follows (in millions):

		Fair value
		Recognized as	Fair Value to be
Award type	Number of	Consideration	Recognized as Future
(In millions)	Awards	Paid	Compensation Cost

Stock options	5.8	$91.7	$14.1
Restricted stock units and awards	0.4	12.2	12.8
Other vested equity awards	0.2	10.1	—

Total	6.4	$114.0	$26.9

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

The expected volatility is based on two equally weighted components: the first component is the average historical volatility which is based on daily observations and duration consistent with the expected life assumption; the second component is the market implied volatility of traded options. The average expected term of the option is based on historical employee stock option exercise behavior as well as the remaining contractual exercise term. The risk-free interest rate is based on U.S. treasury securities with maturities equal to the expected life of the option. The fair value of restricted stock and restricted stock units and other vested equity awards was $57.86 per share. Total compensation expense recognized during the year ended January 1, 2011 for the options, restricted stock, and restricted stock awards that were assumed as part of the Merger was $8.8 million.

The transaction has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed be recognized at their fair values as of the merger date. The following table summarizes the estimated fair values of major assets acquired and liabilities assumed as part of the Merger:

(Millions of Dollars)	2010

Cash	$949.4
Accounts and notes receivable	907.3
Inventory	1,070.1
Prepaid expenses and other current assets	257.5
Property, plant and equipment	569.9
Trade names	1,505.5
Customer relationships	383.7
Licenses, technology and patents	112.3
Other assets	200.1
Short-term borrowings	(175.0)
Accounts payable	(479.6)
Accrued expenses and other current liabilities	(830.9)
Long-term debt	(1,657.1)
Post-retirement benefits	(768.8)
Deferred taxes	(703.6)
Other liabilities	(513.3)

Total identifiable net assets	$827.5
Goodwill	3,829.0

Total consideration transferred	$4,656.5

As of the merger date, the expected fair value of accounts receivable approximated the historical cost. The gross contractual receivable was $951.7 million, of which $44.4 million was not expected to be collectible.

The amount allocated to trade names includes $1.362 billion for indefinite-lived trade names. The weighted-average useful lives assigned to the finite-lived intangible assets are trade names — 14 years; customer relationships — 15 years; and licenses, technology and patents — 12 years.

Black & Decker has three primary areas of contingent liabilities: environmental, risk insurance (predominantly product liability and workers compensation) and uncertain tax liabilities. Additionally, Black & Decker is involved in various lawsuits in the ordinary course of business, including litigation and administrative proceedings involving commercial disputes and employment matters. Some of these lawsuits include claims for punitive as well as compensatory damages. The majority of the contingent liabilities are recorded at fair value in purchase accounting, aside from those pertaining to uncertainty in income taxes which are an exception to the fair value basis of accounting; however certain environmental matters that are more legal in nature are recorded at the probable and estimable amount.

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

The purchase price allocation for Black & Decker is substantially complete. As the Company finalizes its purchase price allocation, it is anticipated that additional purchase price adjustments will be recorded relating to certain environmental remediation liabilities for ongoing feasibility study results, tax matters, and for other minor items. Such adjustments will be recorded during the measurement period in the first quarter of 2011. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company’s judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results from operations. The finalization of the Company’s purchase accounting assessment will result in changes in the valuation of assets and liabilities acquired which is not expected to have a material impact on the Company’s consolidated statement of operations, balance sheet or cash flows.

ACQUISITIONS

The Company completed thirty acquisitions during 2010, 2009, and 2008. These businesses were acquired pursuant to the Company’s growth and portfolio repositioning strategy. The 2010 and 2009 acquisitions were accounted for in accordance with ASC 805 while 2008 acquisitions were accounted for as purchases in accordance with SFAS No. 141 “Business Combinations”. During 2010, the Company completed ten acquisitions for an aggregate value of $547.3 million aside from the Merger. During 2009, the Company completed six acquisitions for an aggregate value of $24.2 million. During 2008, the Company completed fourteen acquisitions for an aggregate value of $572.4 million. The results of the acquired companies are included in the Company’s consolidated operating results from the respective acquisition dates. All of the acquisitions have resulted in the recognition of goodwill. Goodwill reflects the future earnings and cash flow potential of the acquired business in excess of the fair values that are assigned to all other identifiable assets and liabilities. Goodwill arises because the purchase price paid reflects numerous factors including the strategic fit and expected synergies these targets bring to existing operations, the competitive nature of the bidding process and the prevailing market value for comparable companies. ASC 805 requires all identifiable assets and liabilities acquired to be reported at fair value and the excess is recorded as goodwill. The Company obtains information during due diligence and from other sources which forms the basis for the initial allocation of purchase price to the estimated fair value of assets and liabilities acquired. In the months following an acquisition, intangible asset valuation reports, asset appraisals and other data are obtained in order for management to finalize the fair values assigned to acquired assets and liabilities.

In November 2010 the Company purchased 70% of the outstanding shares of GMT for $44.2 million, net of cash acquired. GMT is a leading commercial hardware manufacturer and distributor in China. The acquisition of GMT provides the Company with a low cost manufacturing source and also serves as a platform for international commercial hardware expansion. The Company has the option to purchase the remaining 30% of GMT outstanding shares over the next five years. GMT is included in the Company’s Security segment.

In July 2010 the Company completed the acquisition of CRC-Evans Pipeline International (“CRC-Evans”) for $451.6 million, net of cash acquired and subject to certain adjustments including an earn-out provision with the previous CRC-Evans’ shareholders. The net assets acquired, including $181.2 million of other intangible assets, are approximately $233.6 million and the related Goodwill is approximately $218.0 million. CRC-Evans is a full line supplier of specialized tools, equipment and services used in the construction of large diameter oil and natural gas transmission pipelines. CRC-Evans also sells and rents custom pipe handling and joint welding and coating equipment used in the construction of large and small diameter pipelines. The acquisition of CRC Evan’s diversifies the Company’s revenue base and provides the Company with a strategic and profitable growth platform. CRC-Evans is included in the Company’s Industrial segment.

Under the earn-out provision, the total purchase price for CRC-Evans was contingent upon 2010 earnings before interest, income taxes, depreciation and amortization and the earn-out performance period ended on December 31, 2010. As of the acquisition date it was estimated that there would be no purchase price adjustment occurring at the end of the performance period as the probability of a significant increase or decrease in total consideration was been deemed to be equally unlikely. Accordingly, the Company did not recognize an asset or liability relating to contingent consideration at the acquisition date. The performance period ended in 2010 with no additional adjustment to purchase price required.

In March 2010, the Company completed the acquisition of Stanley Solutions de Sécurité (“SSDS”) (formerly known as ADT France) for $8.0 million, net of cash acquired. SSDS is a leading provider of security services, primarily for commercial businesses located in France. SSDS has been consolidated into the Company’s Security segment. This acquisition added to the Company’s current business gives the Company the leading market share in France and expands its security footprint in Europe.

During 2010, the Company also completed seven minor acquisitions, relating to the Company’s Industrial and Security segments. The combined purchase price of these acquisitions was $43.5 million.

The purchase accounting for the 2010 acquisitions is preliminary, principally with respect to finalization of intangible asset valuations, contingencies, deferred taxes, the valuation of property, plant and equipment and certain other items.

ACTUAL AND PRO FORMA IMPACT OF THE MERGER AND ACQUISITIONS

The following table presents information for the Black & Decker Merger and other 2010 acquisitions that is included in the Company’s consolidated statement of operations from the merger and acquisition dates through January 1, 2011 (in millions):

	Year Ended
	2010

Net sales	$4,507.3
Loss attributable to the Merger and acquisitions	$(38.2	)(A)

(A)	The net loss attributable to the Merger and acquisitions includes amortization of inventory step-up, restructuring charges and other merger and acquisition-related items.

The following table presents supplemental pro forma information as if the Merger and acquisitions had occurred on January 3, 2010 for the year ended January 1, 2011. The comparative 2009 columns were prepared as if the Merger and acquisitions had occurred at the beginning of fiscal 2009. As such, both years presented include merger and acquisition related charges. The pro forma consolidated results are not necessarily indicative of what the Company’s consolidated net earnings would have been had the Company completed the Merger and acquisitions at the beginning of each fiscal year. In addition the pro forma consolidated results do not purport to project the future results of the combined Company nor do they reflect the expected realization of any cost savings associated with the Merger and acquisitions.

	Year-to-Date
(Millions of Dollars, except per share amounts)	2010	2009

Net sales	$9,552.6	$8,958.5
Net earnings (loss)	$216.1	$(56.2)
Diluted earnings (loss) per share	$1.44	$(0.36)

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

2009 Pro Forma Results

The 2009 pro forma results were calculated by taking the historical financial results of Stanley and adding the historical results of Black & Decker and the acquisitions. Additionally the following adjustments were made to account for certain costs that would have been incurred in 2009 had the Merger and acquisitions occurred on January 4, 2009.

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

2009 ACQUISITIONS — During 2009, the Company completed six minor acquisitions, primarily relating to the Company’s convergent security solutions business, for a combined purchase price of $24.2 million. Amounts allocated to the assets acquired and liabilities assumed were based on their estimated fair values at the acquisition dates. The purchase price allocations of these acquisitions are complete.

2008 ACQUISITIONS — In July 2008, the Company completed the acquisition of Sonitrol Corporation (“Sonitrol”) for $282.3 million in cash. Sonitrol is a market leader in North American commercial security monitoring services, access control and fire detection systems. The acquisition has complemented the product offering of the pre-existing security integration businesses including HSM acquired in early 2007.

Also in July 2008, the Company completed the acquisition of Xmark Corporation (“Xmark”) for $47.0 million in cash. Xmark, headquartered in Canada, markets and sells radio frequency identification-based systems used to identify, locate and protect people and assets. The acquisition expanded the Company’s personal security business.

In October 2008, the Company completed the acquisition of Generale de Protection (“GdP”) for $168.8 million in cash. GdP, headquartered in Vitrolles, France, is a leading provider of audio and video security monitoring services, primarily for small and mid-sized businesses located in France and Belgium.

The Company also made eleven small acquisitions relating to its mechanical access systems, convergent security solutions, including healthcare storage systems, and fastening businesses during 2008. These eleven acquisitions were completed for a combined purchase price of $74.3 million.

The total purchase price of $572.4 million reflects transaction costs and is net of cash acquired; amounts allocated to the assets acquired and liabilities assumed were based on their estimated fair values at the acquisition dates. Goodwill associated with the 2008 acquisitions that is deductible for income tax purposes amounts to $40.7 million. The purchase price allocation of these acquisitions has been completed.

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

F.	GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL — The changes in the carrying amount of goodwill by segment are as follows:

(Millions of Dollars)	CDIY	Industrial	Security	Total

Balance January 2, 2010	$206.6	$367.8	$1,244.0	$1,818.4
Addition from Merger	2,868.9	474.5	485.6	3,829.0
Addition from other acquisitions	—	224.9	54.1	279.0
Foreign currency translation and other	11.2	4.7	(0.4)	15.5

Balance January 1, 2011	$3,086.7	$1,071.9	$1,783.3	$5,941.9

OTHER INTANGIBLE ASSETS Other intangible assets at January 1, 2011 and January 2, 2010 were as follows:

	2010		2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(Millions of Dollars)	Amount	Amortization	Amount	Amortization

Amortized Intangible Assets — Definite lives
Patents and copyrights	$56.2	$(40.3)	$53.1	$(38.7)
Trade names	236.9	(49.6)	61.6	(35.1)
Customer relationships	1,259.7	(369.9)	680.5	(267.1)
Other intangible assets	187.2	(60.1)	58.0	(40.5)

Total	$1,740.0	$(519.9)	$853.2	$(381.4)

Total indefinite-lived trade names are $1,652.1 million at January 1, 2011 and $304.6 million at January 2, 2010. The increase is primarily attributable to the Merger.

Aggregate other intangible assets amortization expense by segment was as follows:

(Millions of Dollars)	2010	2009	2008

CDIY	$27.9	$2.9	$2.9
Security	95.1	96.8	79.6
Industrial	22.3	4.9	8.0

Consolidated	$145.3	$104.6	$90.5

Future amortization expense in each of the next five years amounts to $172.8 million for 2011, $160.0 million for 2012, $145.2 million for 2013, $129.6 million for 2014, $112.6 million for 2015 and $499.9 million thereafter.

G.	ACCRUED EXPENSES

Accrued expenses at January 1, 2011 and January 2, 2010 were as follows:

(Millions of Dollars)	2010	2009

Payroll and related taxes	$254.9	$108.8
Income and other taxes	185.6	40.5
Customer rebates and sales returns	177.5	37.7
Insurance and benefits	153.8	28.4
Accrued restructuring costs	101.2	46.4
Derivative financial instruments	82.4	82.0
Warranty costs	73.7	21.0
Deferred revenue	54.0	42.8
Other	242.8	75.9

Total	$1,325.9	$483.5

H.	LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-term debt and financing arrangements at January 1, 2011 and January 2, 2010 follow:

	Interest Rate	2010	2009

Notes payable due 2010	5.00%	$—	$200.0
Notes payable due 2011	7.13%	409.2	—
Notes payable due 2012	4.90%	208.4	206.3
Convertible notes payable due in 2012	3 month LIBOR less 3.50%	305.1	294.5
Notes payable due 2013	6.15%	260.8	253.1
Notes payable due 2014	4.75%	307.9	—
Notes payable due 2014	8.95%	405.3	—
Notes payable due 2016	5.75%	316.0	—
Notes payable due 2028	7.05%	168.5	—
Notes payable due 2045 (subordinated)	5.90%	—	312.7
Convertible notes payable due in 2018 (subordinated)	4.25%	632.5	—
Notes payable due 2040	5.20%	399.7	—
Other, payable in varying amounts through 2015	0.00%-6.62%	20.8	26.1

Total long-term debt, including current maturities		$3,434.2	$1,292.7
Less: Current maturities of long-term debt		(416.1)	(208.0)

Long-term debt		$3,018.1	$1,084.7

The Company acquired $1.832 billion of total debt and short-term borrowings in connection with the Merger which included $157.1 million to increase the debt balance to its estimated fair value. Principal amounts and maturities of the notes acquired in the Merger are: $400.0 million due in 2011, $300.0 million due in 2014,

$350.0 million due in 2014, $300.0 million due in 2016 and $150.0 million due in 2028. $175.0 million of assumed short-term borrowings were repaid in April 2010 with the proceeds from additional commercial paper borrowings. The Company executed a full and unconditional guarantee of the existing debt of The Black & Decker Corporation and Black & Decker Holdings, LLC (this guarantee is applicable to all of the Black & Decker outstanding notes payable), and Black & Decker executed a full and unconditional guarantee of the existing debt of the Company, excluding the Company’s Junior Subordinated Debt (redeemed in December 2010), including for payments of principal and interest and as such these notes rank equally in priority with the Company’s unsecured and unsubordinated debt. Refer to Note U, Parent and Subsidiary Debt Guarantees, for additional information pertaining to these debt guarantees.

Aggregate annual principal maturities of long-term debt for each of the years from 2011 to 2015 are $406.7 million, $525.4 million, $253.6 million, $654.4 million, $0.7 million, respectively and $1,482.6 million thereafter. These debt maturities represent the principal amounts to be paid and accordingly exclude the remaining $119.2 million of unamortized debt fair value adjustment as of January 1, 2011 which increased the Black & Decker debt, as well as $6.5 million of fair value adjustments and unamortized interest rate swap termination gains as described in Note I, Derivative Financial Instruments. These amounts are partially offset by $14.9 million of remaining accretion on the Stanley Convertible Notes as of January 1, 2011 that will gradually increase the debt to its $320.0 million principal amount due in May 2012. Interest paid during 2010, 2009 and 2008 amounted to $76.0 million, $53.7 million and $78.9 million, respectively.

On March 12, 2010, the Company amended its $800.0 million committed credit facility to include adjustments to the interest coverage ratio covenant for restructuring and merger and acquisition-related items. This facility expires in February 2013. The Company also entered into a $700.0 million, 364-day revolving credit facility effective March 12, 2010 that will expire in March 2011. The credit facilities are designated as a liquidity back-stop for the Company’s commercial paper program which was increased on March 12, 2010 to $1.5 billion. These changes to the Company’s short-term borrowing capacity were related to the Merger. In addition, the Company has short-term lines of credit that are primarily committed, with numerous banks, aggregating $971.2 million, including the $700.0 million 364-day revolving credit facility, of which $947.9 million was available at January 1, 2011. Short-term arrangements are reviewed annually for renewal. The aggregate long-term and short-term lines amounted to $1,771.2 million of which $1.6 million was utilized as outstanding short-term borrowings at January 1, 2011. The Company had no commercial paper borrowing outstanding at January 1, 2011. Included in short-term borrowings in the Consolidated Balance Sheets as of January 2, 2010 is commercial paper of $87.0 million. The weighted average interest rates on short-term borrowings for the fiscal years ended January 1, 2011 and January 2, 2010 were 0.4% and 0.3%, respectively.

On August 31, 2010, the Company issued $400.0 million of senior unsecured Term Bonds, maturing on September 1, 2040 (“2040 Term Bonds”) with fixed interest payable semi-annually, in arrears at a rate of 5.20% per annum. The 2040 Term Bonds rank equally with all of the Company’s existing and future unsecured and unsubordinated debt. The 2040 Term Bonds are guaranteed on a senior unsecured basis by The Black & Decker Corporation, a subsidiary of the Company. The 2040 Term Bonds are not obligations of or guaranteed by any of the Company’s other subsidiaries. As a result, the 2040 Term Bonds are structurally subordinated to all debt and other liabilities of the Company’s subsidiaries other than The Black & Decker Corporation. The Company received net proceeds of $396.2 million which reflects a discount of $0.4 million to achieve a 5.20% interest rate and paid $3.4 million of fees associated with the transaction. The Company used the net proceeds from the offering primarily to reduce borrowings under its existing commercial paper program. The 2040 Term Bonds include a Change of Control provision that would apply should a Change of Control event (as defined in the Indenture governing the 2040 Term Bonds) occur. The Change of Control provision states that the holders of the Term Bonds may require the Company to repurchase, in cash, all of the outstanding 2040 Term Bonds for a purchase price at 101.0% of the original principal amount, plus any accrued and unpaid interest outstanding up to the repurchase date.

On September 29, 2008, the Company issued $250.0 million of unsecured Term Notes maturing October 1, 2013 (the “2013 Term Notes”) with fixed interest payable semi-annually, in arrears at a rate of 6.15% per annum. The 2013 Term Notes rank equally with all of the Company’s existing and future unsecured and unsubordinated debt. The Company received net proceeds of $248.0 million which includes a discount of

$0.5 million to achieve a 6.15% interest rate and $1.5 million of fees associated with the transaction. The Company used the net proceeds from the offering primarily to reduce borrowings under its existing commercial paper program. The $260.8 million of debt reported at January 1, 2011 reflects the fair value adjustment related to a fixed-to-floating interest rate swap entered into at the beginning of 2009, as well as the unamortized balance of the $7.9 million gain from a December 2008 swap termination. This fixed-to-floating interest rate swap was entered into upon issuance of the 2013 Term Notes as detailed in Note I, Derivative Financial Instruments. The 2013 Term Notes include a Change of Control Triggering Event that would apply should a Change of Control event (as defined in the Indenture governing the 2013 Term Notes) occur. The Company would be required to make an offer to repurchase, in cash, all of the outstanding 2013 Term Notes for a purchase price at 101.0% of the original principal amount, plus any accrued and unpaid interest outstanding up to the purchase date.

In January 2009, the Company entered into a fixed-to-floating interest rate swap on its $200.0 million notes payable due in 2012. The Company previously had a fixed-to-floating rate swap on these notes outstanding that was terminated in December 2008. The $8.4 million adjustment to the carrying value of the debt at January 1, 2011 pertains to the unamortized gain on the terminated swap as well as the fair value adjustment of the new swap, as more fully discussed in Note I, Derivative Financial Instruments.

In December 2010, the Company entered into a fixed-to-floating interest rate swap on its $300.0 million notes payable due in 2014. At January 1, 2011 the carrying value of the debt includes a $12.0 million increase associated with the fair value adjustment made in purchase accounting partially offset by $4.1 million pertaining to the fair value adjustment of the swap, as more fully discussed in Note I, Derivative Financial Instruments.

In December 2010, the Company entered into a fixed-to-floating interest rate swap on its $300.0 million notes payable due in 2016. At January 1, 2011 the carrying value of the debt includes a $24.2 million increase associated with the fair value adjustment made in purchase accounting partially offset by $8.2 million pertaining to the fair value adjustment of the swap, as more fully discussed in Note I, Derivative Financial Instruments.

Convertible Preferred Units

On November 5, 2010, the Company issued 6,325,000 Convertible Preferred Units (the “Convertible Preferred Units”), each with a stated amount of $100. The Convertible Preferred Units are initially comprised of a 1/10, or 10%, undivided beneficial ownership in a $1,000 principal amount junior subordinated note (the “Note”) and a Purchase Contract (the “Purchase Contract”) obligating holders to purchase one share (subject to adjustment under certain circumstances if holders elect to settle their Purchase Contracts early) of the Company’s 4.75% Series B Perpetual Cumulative Convertible Preferred Stock (the “Convertible Preferred Stock”). The Company received $613.5 million in cash proceeds from the Convertible Preferred Units offering, net of underwriting fees. These proceeds were used to redeem all of the Company’s outstanding 5.902% Fixed Rate/Floating Rate Junior Subordinated Debt Securities due 2045 on December 8, 2010, at a price of $312.7 million, to contribute $150.0 million to a U.S. pension plan to improve the funded status of the Company’s pension obligations, to fund the $50.3 million cost of the capped call transaction as more fully described below, and the remainder to reduce outstanding short-term borrowings and for other general corporate purposes.

Purchase Contracts:

Each Purchase Contract obligates the holder to purchase, on the earlier of (i) November 17, 2015 (the “Purchase Contract settlement date”) or (ii) the triggered early settlement date (as described below), for $100, one newly-issued share (subject to adjustment under certain circumstances if holders elect to settle their Purchase Contracts early) of Convertible Preferred Stock. A maximum of 6,325,000 shares of Convertible Preferred Stock may be issued on the Purchase Contract settlement date, resulting in total additional cash proceeds to the Company of up to $632.5 million. The Notes, described further below, are pledged as collateral to guarantee the holders’ obligations to purchase Convertible Preferred Stock under the terms of the Purchase Contracts. Purchase Contract holders may elect to settle their obligations under the Purchase Contracts early, in cash, at any time prior to the second business day immediately preceding the Purchase Contract settlement date or the triggered early settlement date, as applicable, subject to certain exceptions and conditions.

Upon early settlement of any Purchase Contracts, except in connection with a “fundamental change” or trigger event, the Company will deliver a number of shares of Convertible Preferred Stock equal to 85% of the number of Purchase Contracts tendered for early settlement. Upon the occurrence of a fundamental change, holders of Purchase Contracts will have the right, subject to certain exceptions and conditions, to settle their Purchase Contracts early at 100% of the settlement rate for the Purchase Contracts.

Holders of the Purchase Contracts are paid contract adjustment payments (“contract adjustment payments”) at a rate of 0.50% per annum, payable quarterly in arrears on February 17, May 17, August 17 and November 17 of each year, commencing February 17, 2011. The $14.9 million present value of the contract adjustment payments reduced Shareowners’ Equity at inception. As each quarterly contract adjustment payment is made, the related liability will be relieved with the difference between the cash payment and the present value of the contract adjustment payment recorded as interest expense (at inception approximately $0.9 million accretion over the five year term). At January 1, 2011 the liability reported for the contract adjustment payments amounted to $14.9 million. The Company has the right to defer the payment of contract adjustment payments until no later than the Purchase Contract settlement date or the triggered early settlement date (each as described below), as applicable. Any deferred contract adjustment payments will accrue additional contract adjustment payments at the rate of 4.75% per year until paid, compounded quarterly.

Convertible Preferred Stock:

When issued following a settlement of the Purchase Contract, holders of the Convertible Preferred Stock are entitled to receive cumulative cash dividends at the rate of 4.75% per annum of the $100 liquidation preference per share of the Convertible Preferred Stock. Dividends on the Convertible Preferred Stock will be payable, when, as and if declared by the Company’s board of directors, quarterly in arrears on February 17, May 17, August 17 and November 17 of each year.

Following the issuance of Convertible Preferred Stock upon settlement of a holder’s Purchase Contracts, a holder of Convertible Preferred Stock may, at its option, at any time and from time to time, convert some or all of its outstanding shares of Convertible Preferred Stock as described below at a conversion rate of 1.3333 shares of the Company’s common stock per share of Convertible Preferred Stock (subject to customary anti-dilution adjustments), which is equivalent to an initial conversion price of approximately $75.00 per share of common stock. If a fundamental change occurs, in certain circumstances the conversion rate may be adjusted by a fundamental change make-whole premium.

The Company may redeem some or all of the Convertible Preferred Stock on or after December 22, 2015 at a redemption price equal to 100% of the liquidation preference per share plus accrued and unpaid dividends to the redemption date. If the Company calls the Convertible Preferred Stock for redemption, holders may convert their Convertible Preferred Stock at any time prior to the close of business on the business day immediately preceding the redemption date.

Upon conversion prior to November 17, 2015, the Company may only deliver shares of common stock, together with cash in lieu of fractional shares. Upon a conversion on or after November 17, 2015, the Company may elect to pay or deliver, as the case may be, solely shares of common stock, together with cash in lieu of fractional shares (“physical settlement”), solely cash (“cash settlement”) or a combination of cash and common stock (“combination settlement”). The amount of shares and/or cash that each holder of Convertible Preferred Stock will receive is called the “settlement amount.” If the Company elects physical settlement or any shares of Convertible Preferred Stock are converted prior to November 17, 2015, the Company will deliver to the converting holder a number of shares of common stock (and cash in lieu of any fractional shares) equal to the number of shares of Convertible Preferred Stock to be converted multiplied by the applicable conversion rate. If the Company elects cash settlement or combination settlement, the settlement amount will be based on the volume weighted average price of the Company’s common stock during a 20 day observation period.

Notes:

The $632.5 million principal amount of the Notes is due November 17, 2018. At maturity, the Company is obligated to repay the principal in cash. The Notes bear interest at an initial rate of 4.25% per annum, initially payable quarterly in arrears on February 17, May 17, August 17 and November 17 of each year, commencing February 17, 2011, subject to the Company’s right to defer interest payments. The Notes are the Company’s direct, unsecured general obligations and are initially subordinated and junior in right of payment to the Company’s existing and future senior indebtedness. The Notes initially rank equally in right of payment with all of the Company’s other junior subordinated debt. The Notes are initially pledged as collateral to guarantee the obligations of holders of Purchase Contracts to purchase Convertible Preferred Stock. The Notes will be released from that pledge arrangement (1) following a successful remarketing, (2) following the substitution of cash to purchase certain treasury unit collateral, (3) following the substitution of cash during certain periods prior to the final remarketing period or triggered remarketed period for the Notes, (4) following the early settlement of the Purchase Contracts or (5) following certain events of bankruptcy, insolvency or reorganization. The unamortized deferred issuance cost of the Notes was $6.5 million at January 1, 2011. The remaining unamortized balance will be recorded to interest expense through the Notes maturity in November 2018.

Unless a trigger event (as defined below) has occurred, the Company may elect, at its option, to remarket the Notes during a period (the “optional remarketing window”) beginning on and including August 12, 2015 until October 27, 2015. Such remarketing will include the Notes underlying Convertible Preferred Units that have not been released from the pledge and other Notes of holders that have elected to include those Notes in the remarketing. The Company may attempt to remarket the Notes during multiple optional remarketing periods in the optional remarketing window so long as it gives 15 calendar days notice prior to the first day of any optional remarketing period. Upon a successful optional remarketing of the Notes, the remarketing agent will purchase U.S. Treasury securities as described in the prospectus supplement (the “Treasury portfolio”), and deduct such price from the proceeds of the optional remarketing. Any remaining proceeds will be promptly remitted after the optional remarketing settlement date by the remarketing agent for the benefit of the holders whose Notes were remarketed. The applicable ownership interests in the Treasury portfolio will be substituted for the applicable ownership interests in remarketed pledged Notes and will be pledged to the Company to secure the holders’ obligation under the Purchase Contracts. On the Purchase Contract settlement date, a portion of the proceeds from the Treasury portfolio equal to the aggregate principal amount of the Notes that are components of the Convertible Preferred Units at the time of remarketing will automatically be applied to satisfy the holders’ obligations to purchase Convertible Preferred Stock under the Purchase Contracts. In addition, proceeds from the Treasury portfolio equal to the interest payment (assuming no reset of the interest rate) that would have been attributable to the Notes that were components of the Convertible Preferred Units at the time of remarketing will be paid on the Purchase Contract settlement date to the holders.

If a trigger event occurs prior to the first day in the optional remarketing window, all Purchase Contracts will mandatorily settle early on the date that is 25 calendar days after the occurrence of the trigger event or, if such day is not a business day, the immediately following business day (the “triggered early settlement date”). In connection with the occurrence of a trigger event, the remarketing agent will remarket the Notes that are components of the units and any separate Notes whose holders have elected to participate in the remarketing during each day of the five business day period (the “triggered early remarketing period”) ending on the third business day immediately preceding the triggered early settlement date (the “triggered early remarketing”). A “trigger event” will be deemed to have occurred upon the Company’s filing any periodic or annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, in respect of any fiscal quarter with financial statements for such fiscal quarter where the Company’s leverage ratio (as described in the prospectus supplement relating to the Convertible Preferred Units) is equal to or greater than 6.0 (on an annualized basis) for each of the three consecutive fiscal quarters immediately preceding, and including, such fiscal quarter.

Unless the Treasury portfolio has replaced the pledged Notes as part of Convertible Preferred Units as a result of a successful optional remarketing or a triggered early settlement date has occurred, the remarketing agent will remarket the pledged Notes that are components of the Convertible Preferred Units and any separate Notes whose holders have elected to participate in the remarketing during each day of the five business day period ending on November 12, 2015 (the third business day immediately preceding the Purchase Contract settlement date) until the remarketing is successful (the “final remarketing”).

In connection with a successful remarketing, all outstanding Notes (whether or not remarketed) will rank senior to all of the Company’s existing and future unsecured junior subordinated obligations and junior to all of its existing and future senior indebtedness, the interest deferral provisions of the Notes will not apply to all outstanding Notes (whether or not remarketed), the interest rate on all outstanding Notes (whether or not remarketed) may be reset and interest will be payable semi-annually in arrears.

There was $4.5 million in interest expense recorded for 2010 related to the contractual interest coupon on the Notes for the periods presented based upon the 4.25% rate.

Equity Option:

In order to offset the common shares that may be deliverable upon conversion of shares of Convertible Preferred Stock, the Company entered into capped call transactions (equity options) with certain major financial institutions (the “capped call counterparties”). The capped call transactions cover, subject to anti-dilution adjustments, the number of shares of common stock equal to the number of shares of common stock underlying the maximum number of shares of Convertible Preferred Stock issuable upon settlement of the Purchase Contracts. Each of the capped call transactions has a term of approximately five years and initially has a lower strike price of $75.00, which corresponds to the initial conversion price of the Convertible Preferred Stock, and an upper strike price of $97.95, which is approximately 60% higher than the closing price of the common stock on November 1, 2010. The Company paid $50.3 million of cash to fund the cost of the capped call transactions, which was recorded as a reduction of Shareowners’ Equity. The capped call transactions may be settled by net share settlement or, at the Company’s option and subject to certain conditions, cash settlement, physical settlement or modified physical settlement (in which case the number of shares the Company will receive will be reduced by a number of shares based on the excess, if any, of the volume-weighted average price of its common stock, as measured under the terms of the capped call transactions, over the upper strike price of the capped call transactions). If the capped call transactions are exercised and the volume-weighted average price per share of common stock, as measured under the terms of the capped call transactions, is greater than the lower strike price of the capped call transactions but not greater than the upper strike price of the capped call transactions, then the value the Company expects to receive from the capped call counterparties will be generally based on the amount of such excess. As a result, the capped call transactions may offset the potential dilution upon conversion of the Convertible Preferred Stock. If, however, the volume-weighted average price per share of common stock, as measured under the terms of the capped call transactions, exceeds the upper strike price of the capped call transactions, the value the Company expects to receive upon the exercise of the capped call transactions (or portions thereof) will be approximately equal to (x) the excess of the upper strike price of the capped call transactions over the lower strike price of the capped call transactions times (y) the number of shares of common stock relating to the capped call transactions (or the portions thereof) being exercised, in each case as determined under the terms of the capped call transactions. As a result, the dilution mitigation under the capped call transactions will be limited based on such capped value.

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

In May 2009, the Company repurchased $103.0 million of its junior subordinated debt securities for $58.7 million in cash. The pre-tax gain recorded associated with this extinguishment was $43.8 million, and the principal balance of the debt after this extinguishment and at January 2, 2010 was $312.7 million.

In December 2010, the Company redeemed the remaining junior subordinated debt at par without penalty.

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

The 2010 Term Notes matured March 15, 2010.

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

In November 2008, the Company repurchased $10.0 million of the Equity Units for $5.3 million in cash (the “$10 Million Repurchase”). To properly account for the transaction, the Equity Unit elements were bifurcated as effectively the Company paid $10.0 million to extinguish the Convertible Notes and received $4.7 million from the seller to settle its obligation under the Equity Purchase Contracts. As further detailed below, the Equity Purchase Contracts obligated the holder to purchase shares of the Company’s common stock on May 17, 2010. At the November 2008 repurchase date, the Company’s common stock had a closing market value of $25.38. The remaining liability for Contract Adjustment Payment fees, as defined below, associated with the $10.0 million of settled Equity Purchase Contracts was reversed, resulting in an increase to equity of $0.7 million. The related $10.0 million in Convertible Note Hedges (the “Bond Hedge”) and Stock Warrants were unwound with a nominal impact to equity. As a result of the $10 Million Repurchase, there was an insignificant gain recorded in earnings and a net increase in equity of $5.4 million.

Equity Purchase Contracts:

The Equity Purchase Contracts obligated the holders to purchase on May 17, 2010, newly issued shares of the Company’s common stock for $320.0 million in cash. Pursuant to that obligation 5,180,776 shares of common stock were issued on the May 17, 2010 settlement date.

Holders of the Equity Purchase Contract were paid a quarterly contract adjustment payment (“Contract Adjustment Payment”) of 5.125% per annum, and the first payment thereof was made August 17, 2007. The

$49.6 million present value of the Contract Adjustment Payments reduced Shareowners’ Equity at inception. As each quarterly Contract Adjustment Payment was made, the related liability was relieved with the difference between the cash payment and the present value of the Contract Adjustment Payment recorded as interest expense (at inception approximately $3.9 million accretion over the three year term). Due to the $10 Million Repurchase, $0.7 million in remaining liability for the related Contract Adjustment Payments was reversed. The Company’s obligation to make Contract Adjustment Payments was satisfied in May 2010; therefore at January 1, 2011 the company reported no further liability for Contract Adjustment Payments under the terms of the Equity Purchase Contracts.

Convertible Notes:

The $320.0 million Convertible Notes principal amount currently outstanding has a five-year, two month maturity and is due May 17, 2012. At maturity, the Company is obligated to repay the principal in cash, and may elect to settle the conversion option value, if any, as detailed further below, in either cash or shares of the Company’s common stock. The Convertible Notes bear interest at an annual rate of 3-month LIBOR minus 3.5%, reset quarterly (but never less than zero), and initially set at 1.85%. Interest is payable quarterly commencing August 17, 2007. The Convertible Notes are unsecured general obligations and rank equally with all of the Company’s other unsecured and unsubordinated debt. The Convertible Notes were pledged as collateral to guarantee the holders’ obligations to purchase common stock under the terms of the Equity Purchase Contract described above. The unamortized discount of the Convertible Notes was $14.9 and $25.5 million at January 1, 2011 and January 2, 2010, respectively. The remaining unamortized balance will be recorded to interest expense through the Convertible Notes maturity in May 2012. The equity component carrying value was $32.9 million at January 1, 2011 and January 2, 2010.

In May 2010, the Company completed the contractually required remarketing of the $320.0 million of Convertible Notes. Holders of $8.7 million of the Convertible Notes elected to participate in the remarketing. Following the remarketing, the Convertible Notes bear interest at an annual rate of 3 — month LIBOR minus 3.5%, rest quarterly (but not less than zero).

The conversion premium for the Convertible Notes is 19.0%, equivalent to the conversion price of $64.34 based on the $54.06 value of the Company’s common stock (as adjusted for standard anti-dilution provisions). Upon conversion on May 17, 2012 (or a cash merger event), the Company will deliver to each holder of the Convertible Notes $1,000 cash for the principal amount of the note. Additionally at conversion, to the extent, if any, that the conversion option is “in the money”, the Company will deliver, at its election, either cash or shares of the Company’s common stock based on a conversion rate of 15.5425 shares (equivalent to the conversion price set at $64.34) and the applicable market value of the Company’s common stock. The ultimate conversion rate will be increased above 15.5425 shares in accordance with standard anti-dilution provisions applicable to the Convertible Notes or in the event of a cash merger. An increase in the ultimate conversion rate will apply to the extent that the Company increases the per share common stock dividend rate during the five year term of the Convertible Notes; accordingly such changes to the conversion rate are within the Company’s control under its discretion regarding dividends it may declare. Also, the holders may elect to accelerate conversion, and “make whole” adjustments to the conversion rate may apply, in the event of a cash merger or “fundamental change”. Subject to the foregoing, if the market value of the Company’s common shares is below the conversion price at conversion, (set at a rate equating to $64.34 per share), the conversion option would be “out of the money” and the Company would have no obligation to deliver any consideration beyond the $1,000 principal payment required under each of the Convertible Notes. To the extent, that the conversion option of the Convertible Notes becomes “in the money” in any interim period prior to conversion, there will be a related increase in diluted shares outstanding utilized in the determination of the Company’s diluted earnings per share in accordance with the treasury stock method prescribed by ASC 260. The conversion option was “in the money” as of January 1, 2011 and had a very minor dilutive impact during the year. As of January 2, 2010, the conversion option was “out of the money.”

There was no interest expense recorded for 2010 and 2009 related to the contractual interest coupon on the Convertible Notes for the periods presented based upon the applicable 3-month LIBOR minus 3.5% rate in these periods. The Company had derivative contracts fixing the interest rate on the $320.0 million floating rate

Convertible Notes (3-month LIBOR less 350 basis points) at 1.43% and recognized $1.6 million and $4.8 million of interest expense pertaining to these interest rate swaps for the years ended January 1, 2011 and January 2, 2010. The non-cash interest expense accretion related to the amortization of the liability balance as required by the accounting standards totaled $10.5 million for 2010 and $10.2 million for 2009. The total interest expense recognized on the Convertible Notes reflecting the contractual interest coupon, the fixed interest rate swaps and the interest accretion required by the accounting standards represented an effective interest rate of 4.08% for the period ended January 1, 2011 and 5.2% for the period ended January 2, 2010.

Convertible Notes Hedge:  In order to offset the common shares that may be deliverable pertaining to the previously discussed conversion option feature of the Convertible Notes, the Company entered into Bond Hedges with certain major financial institutions. The Company paid the financial institutions a premium of $49.3 million for the Bond Hedge which was recorded, net of $14.0 million of anticipated tax benefits, as a reduction of Shareowners’ equity. The terms of the Bond Hedge mirror those of the conversion option feature of the Convertible Notes such that the financial institutions may be required to deliver shares of the Company’s common stock to the Company upon conversion at its exercise in May 2012. To the extent, that the conversion option feature becomes “in the money” during the five year term of the Convertible Notes, diluted shares outstanding will increase accordingly. Because the Bond Hedge is anti-dilutive, it will not be included in any diluted shares outstanding computation prior to its maturity. However, at maturity of the Convertible Notes and the Bond Hedge in 2012, the aggregate effect of these instruments is that there will be no net increase in the Company’s common shares.

Stock Warrants:  Simultaneously, the Company issued 5,092,956 of unregistered common stock warrants (“Stock Warrants”) to financial institutions for $18.8 million. The cash proceeds received were recorded as an increase to Shareowners’ equity. The Stock Warrants are exercisable during the period August 17, 2012 through September 28, 2012, and have a strike price of $86.50 established at 160% of the market value of $54.06 (as adjusted for standard anti-dilution provisions). The Stock Warrants will be net share settled and are deemed to automatically be exercised at their expiration date if they are “in the money” and were not previously exercised. The strike price for the Stock Warrants will be adjusted for increases to the Company’s dividend rate per share, or special dividends, if any, that occur during their five year term (consistent with the standard anti-dilution provisions discussed earlier with respect to the conversion spread on the Convertible Notes). In the event the Stock Warrants become “in the money” during their five year term due to the market value of the Company’s common stock exceeding the strike price, there will be a related increase in diluted shares outstanding utilized in the determination of the Company’s diluted earnings per share. In November 2008, 154,332 Stock Warrants were repurchased from the financial institutions at a cost of $0.15 per warrant, pertaining to the previously mentioned $10 Million Repurchase. As a result, there were 4,938,624 Stock Warrants Outstanding as of January 1, 2011.

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

A summary of the fair value of the Company’s derivatives recorded in the Consolidated Balance Sheets are as follows (in millions):

	Balance Sheet			Balance Sheet
	Classification	1/1/11	1/2/10	Classification	1/1/11	1/2/10

Derivatives designated as hedging instruments:
Interest Rate Contracts Cash Flow	Other current assets	$—	$—	Accrued expenses	$—	$2.2
	LT other assets	—	7.3	LT other liabilities	17.3	—
Interest Rate Contracts Fair Value	Other current assets	5.5	4.5	Accrued expenses	—	—
	LT other assets	10.7	0.1	LT other liabilities	11.9	2.7
Foreign Exchange Contracts Cash Flow	Other current assets	0.7	0.1	Accrued expenses	5.6	31.2
	LT other assets	—	—	LT other liabilities	—	—
Net Investment Hedge	Other current assets	11.7	—	Accrued expenses	17.7	29.1

		$28.6	$12.0		$52.5	$65.2

Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$26.4	$18.5	Accrued expenses	$59.1	$19.5
	LT other assets	—	2.8	LT other liabilities	4.1	—

		$26.4	$21.3		$63.2	$19.5

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

In 2010, significant cash flows related to derivatives including those that are separately discussed in Cash Flow Hedges, Net Investment Hedges and Undesignated Hedges below resulted in net cash paid of $64.0 million. The Company also received $30.1 million in March 2010 from the termination of $325.0 million notional of fixed to variable interest rate swaps that became undesignated at the merger date and as a result the cash inflow was reported within investing activities in the consolidated statement of cash flows.

In 2009, significant cash flows related to derivatives included cash payments of $15.5 million on a Great Britain pound currency swap maturity and a Canadian dollar swap termination; both of these swaps were classified as undesignated.

CASH FLOW HEDGES — There was a $50.2 million after-tax loss as of January 1, 2011 and a $4.8 million after-tax gain as of January 2, 2010 and January 3, 2009 reported for cash flow hedge effectiveness in Accumulated other comprehensive loss. An after-tax loss of $13.3 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next twelve months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies and interest rates through the maturity dates.

The tables below detail pre-tax amounts reclassified from Accumulated other comprehensive loss into earnings for active derivative financial instruments during the periods in which the underlying hedged transactions affected earnings for the twelve months ended January 1, 2011 and January 2, 2010 (in millions):

		Classification of	Gain (Loss)	Gain (Loss)
		Gain (Loss)	Reclassified from	Recognized in
Year-to-date 2010	Gain (Loss)	Reclassified from	OCI to Income	Income
(In millions)	Recorded in OCI	OCI to Income	(Effective Portion)	(Ineffective Portion*)

Interest Rate Contracts	$(24.8)	Interest expense	$(1.6)	$—
Foreign Exchange Contracts	$(16.0)	Cost of sales	$(2.3)	—
Foreign Exchange Contracts	$6.8	Other-net	$8.5	—

		Classification of	Gain (Loss)	Gain (Loss)
		Gain (Loss)	Reclassified from	Recognized in
Year-to-date 2009	Gain (Loss)	Reclassified from	OCI to Income	Income
(In millions)	Recorded in OCI	OCI to Income	(Effective Portion)	(Ineffective Portion*)

Interest Rate Contracts	$7.2	Interest expense	$(4.6)	$—
Foreign Exchange Contracts	$(0.5)	Cost of sales	$4.7	—
Foreign Exchange Contracts	$(7.7)	Other-net	$(3.5)	—

*	Includes ineffective portion and amount excluded from effectiveness testing on derivatives.

For 2010, the hedged items’ impact to the consolidated statement of operations was a gain of $2.3 million in Cost of Sales and a loss of $8.5 million, in Other, net. For 2009, the hedged items’ impact to the consolidated statement of operations was a loss of $4.7 million in Cost of Sales and a gain of $4.5 million, in Other, net. There was no impact related to the interest rate contracts’ hedged items for any period presented. The impact of de-designated hedges was immaterial for all periods presented.

During 2010, 2009 and 2008, an after-tax loss of $2.9 million, an after-tax loss of $1.1 million and an after-tax gain of $42.9 million, respectively, was reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative financial instruments) during the periods in which the underlying hedged transactions affected earnings.

Interest Rate Contract:  The Company enters into interest rate swap agreements in order to obtain the lowest cost source of funds within a targeted range of variable to fixed-rate debt proportions. At January 1, 2011, the Company had $400 million of forward starting swaps outstanding fixing the interest rate on the expected refinancing of debt in 2012 as discussed below. At January 2, 2010, the Company had outstanding contracts fixing the interest rate on its $320.0 million floating rate convertible notes and $400 million of forward starting swaps outstanding fixing the interest rate on the expected refinancing of debt in 2012.

In May 2010, the Company executed forward starting interest rate swaps with an aggregate notional amount of $400 million fixing interest at 3.95%. The objective of the hedge was to offset the expected variability on future payments associated with the interest rate on debt instruments. In connection with the August 31, 2010 issuance of the $400 million of senior unsecured 2040 Term Bonds, as discussed in Note H, Long Term Debt and Financing Arrangements, these forward-starting interest rate swaps were terminated. The terminations resulted in cash payments of $48.4 million. This loss ($30.0 million on an after-tax basis) was recorded in Accumulated other comprehensive loss and will be amortized to earnings over the first ten years in which the interest expense related to the 2040 Term Bonds is recognized. The cash flows stemming from the termination of such interest rate swaps designated as cash flow hedges are presented within financing activities in the consolidated statement of cash flows.

In December 2009, the Company executed forward starting interest rate swaps with an aggregate notional amount of $400 million fixing 10 years of interest payments at 4.78% beginning in November 2012. The objective of the hedge is to offset the expected variability on future payments associated with the interest rate on debt instruments expected to be issued in November 2012. Gains or losses on the swaps are recorded in Accumulated other comprehensive loss and will be subsequently reclassified into earnings as the future interest expense is recognized in earnings or as ineffectiveness occurs. These swaps have a mandatory early termination requirement in November 2012.

Foreign Currency Contracts

Forward contracts:  Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from subsidiaries with non-U.S. dollar functional currencies which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases of inventory. Gains and losses reclassified from Accumulated other comprehensive loss for the effective and ineffective portions of the hedge as well as any amounts excluded from effectiveness testing are recorded in Cost of sales. At January 1, 2011, the notional value of the forward currency contracts outstanding was $114.8 million, of which $46.0 million has been de-designated, maturing at various dates through 2011. As of January 2, 2010, there were no such outstanding hedge contracts.

Currency swaps:  The Company and its subsidiaries have entered into various inter-company transactions whereby the notional values are denominated in currencies other than the functional currencies of the party executing the trade. In order to better match the cash flows of its inter-company obligations with cash flows from operations, the Company enters into currency swaps. In November 2010, currency swaps with a notional value of $150 million matured resulting in cash payments of $23.7 million. There were no outstanding currency swaps designated as cash flow hedges at January 1, 2011. The notional value of currency swaps was $150 million at January 2, 2010.

Purchased Option Contracts:  The Company and its subsidiaries have entered into various inter-company transactions whereby the notional values are denominated in currencies other than the functional currencies of the party executing the trade. In order to better match the cash flows of its inter-company obligations with cash flows from operations, the Company enters into purchased option contracts. Gains and losses reclassified from Accumulated other comprehensive loss for the effective and ineffective portions of the hedge as well as any amounts excluded from effectiveness testing are recorded in Cost of sales. At January 1, 2011, the notional value of option contracts outstanding was $82.3 million, of which $36.4 million has been de-designated, maturing at various dates through 2011. As of January 2, 2010, there were no such outstanding option contracts.

FAIR VALUE HEDGES

Interest Rate Risk:  In an effort to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, the Company enters into interest rate swaps. In December 2010, the Company entered into interest rate swaps with notional values which equaled the Company’s $300 million 4.75% notes due in 2014 and $300 million 5.75% notes due in 2016. In January 2009, the Company entered into interest rate swaps with notional values which equaled the Company’s $200 million 4.9% notes due in 2012 and $250 million 6.15% notes due in 2013. These interest rate swaps effectively converted the Company’s fixed rate debt to floating rate debt based on LIBOR, thereby hedging the fluctuation in fair value resulting from changes in interest rates. The changes in fair value of the interest rate swaps were recognized in earnings as well as the offsetting changes in fair value of the underlying notes. The notional value of open contracts was $1.050 billion and $450 million as of January 1, 2011 and January 2, 2010, respectively. A summary of the fair value adjustments relating to these swaps is as follows (in millions):

	Year-to-Date 2010		Year-to-Date 2009
Income Statement	Gain/(Loss) on	Gain /(Loss) on	Gain/(Loss) on	Gain /(Loss) on
Classification	Swaps	Borrowings	Swaps	Borrowings

Interest Expense	$1.3	$(1.3)	$(2.6)	$2.6

In addition to the amounts in the table above, the net swap accruals for each period and amortization of the gains on terminated swaps are also reported in interest expense and totaled $12.7 million and $11.6 million for

2010 and 2009, respectively. Interest expense on the underlying debt was $28.3 million and $25.2 million for 2010 and 2009, respectively.

During 2008, the Company had interest rate swaps identical to the $200 million and $250 million swaps discussed above that were terminated in December 2008, resulting in pre-tax gains of $16.5 million, offset by the fair value adjustment to the carrying value of the underlying notes. At January 3, 2009 the carrying amounts of the $200 million and $250 million notes were increased by $8.4 million and $7.7 million respectively, related to this adjustment and are being amortized over the remaining term of the notes as a reduction of interest expense.

NET INVESTMENT HEDGES

Foreign Exchange Contracts:  The Company utilizes net investment hedges to offset the translation adjustment arising from re-measurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive loss were losses of $32.7 million and $11.8 million at January 1, 2011 and January 2, 2010, respectively. As of January 1, 2011, the Company had foreign exchange contracts that mature in March 2011 with notional values totaling $223.1 million outstanding hedging a portion of its euro denominated net investment and foreign exchange contracts that mature at various dates through April 2011 with notional values of $800.9 million outstanding hedging a portion of its pound sterling denominated net investment. As of January 2, 2010, the Company had one foreign exchange contract with a notional value of $223.4 million outstanding hedging a portion of its euro denominated net investment The Company had foreign exchange contracts mature in 2010 resulting in cash receipts of $43.9 million and cash payments of $29.0 million. Gains and losses on net investment hedges remain in Accumulated other comprehensive loss until disposal of the underlying assets. The details of the pre-tax amounts are below (in millions):

	Year-to-Date 2010			Year-to-Date 2009
			Ineffective			Ineffective
			Portion*			Portion*
	Amount	Effective Portion	Recorded in	Amount	Effective Portion	Recorded in
Income Statement	Recorded in OCI	Recorded in Income	Income	Recorded in OCI	Recorded in Income	Income
Classification	Gain (Loss)	Statement	Statement	Gain (Loss)	Statement	Statement

Other, net	$(31.4)	$—	$—	$(8.5)	$—	$—

*	Includes ineffective portion and amount excluded from effectiveness testing.

UNDESIGNATED HEDGES

Foreign Exchange Contracts:  Currency swaps and foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the contracts outstanding at January 1, 2011 was $2.3 billion of forward contracts and $219.4 million in currency swaps, maturing at various dates primarily through September 2011 with one currency swap maturing in December 2014. The total notional amount of the contracts outstanding at January 2, 2010 was $182.6 million of forward contracts and $160.5 million in currency swaps. Significant cash flows related to undesignated hedges during 2010 included net cash paid of $6.7 million. The income statement impacts related to derivatives not designated as hedging instruments for 2010 and 2009 are as follows (in millions):

		Year-to-Date 2010	Year-to-Date 2009
Derivatives Not		Amount of Gain (Loss)	Amount of Gain (Loss)
Designated as Hedging	Income Statement	Recorded in Income on	Recorded in Income on
Instruments under ASC 815	Classification	Derivative	Derivative

Foreign Exchange Contracts	Other, net	$38.5	$(7.6)
	Cost of Sales	$1.0	$—

Commodity Contracts:  Commodity contracts were used to manage price risks related to material purchases — primarily zinc and copper — used in the manufacturing process. The objective of the contracts was to reduce the variability of cash flows associated with the forecasted purchase of these commodities. In conjunction with the Merger, the Company assumed commodity contracts with a total notional amount of 7.4 million pounds. During the second quarter of 2010, all commodity contracts matured or were terminated. No notional amounts were outstanding as of January 1, 2011. The income statement impacts related to commodity contracts not designated as hedging instruments were as follows (in millions):

Year-to-Date 2010
Derivatives Not		Amount of Gain (Loss)
Designated as Hedging	Income Statement	Recorded in Income on
Instruments under ASC 815	Classification	Derivative

Commodity Contracts	Other, net	$(1.3)

J.	CAPITAL STOCK

EARNINGS PER SHARE — The following table reconciles net earnings attributable to common shareholders and the weighted average shares outstanding used to calculate basic and diluted earnings per share for the fiscal years ended January 1, 2011, January 2, 2010 and January 3, 2009.

Basic Earnings per Share Computation

	2010	2009	2008

Numerator (in millions):
Net earnings attributable to Stanley Black & Decker, Inc.	$198.2	$224.3	$306.9
Less: Net earnings allocated to unvested units(A)	0.5	0.3	0.6

Net earnings attributable to Stanley Black & Decker, Inc. less unvested units	$197.7	$224.0	$306.3

(A)	— The unvested units affecting the calculation of basic earnings per share represent restricted stock units with non-forfeitable dividend rights.

	2010	2009	2008

Denominator (in thousands):
Basic earnings per share, weighted-average shares outstanding	147,224	79,788	78,897

Dilutive Earnings per Share Computation

	2010	2009	2008

Numerator (in millions):
Net earnings attributable to Stanley Black & Decker, Inc.	$198.2	$224.3	$306.9
Denominator (in thousands):
Basic earnings per share, weighted-average shares outstanding	147,224	79,788	78,897
Dilutive effect of stock options and awards	2,943	608	977

Diluted earnings per share, weighted-average shares outstanding	150,167	80,396	79,874

	2010	2009	2008

Earnings per share of common stock:
Basic Earnings Per Share	$1.34	$2.81	$3.88
Diluted Earnings Per Share	$1.32	$2.79	$3.84

The following weighted-average stock options, warrants and Equity Purchase Contracts to purchase the Company’s common stock were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	2010	2009	2008

Number of stock options	2,760	3,519	2,101
Number of stock warrants	4,939	4,939	5,069
Number of shares related to May 2010 equity purchase contracts	2,210	5,893	6,035
Number of shares related to the convertible preferred units	1,054	—	—

The Company has warrants outstanding which entitle the holder to purchase up to 4,938,624 shares of its common stock with a strike price of approximately $86.50. These warrants are anti-dilutive since the strike price is greater than the market price of the Company’s common stock.

The Convertible Notes outstanding, described more fully in Note H, Long-Term Debt and Financing Arrangements, had a very minor dilutive impact during the year.

As of January 1, 2011 there were no shares related to the Convertible Preferred Units included in the calculation of diluted earnings per share because the effect of the conversion option was not dilutive. These Convertible Preferred Units, as well as the equity purchase contracts and convertible note hedge, are discussed more fully in Note H, Long-Term Debt and Financing Arrangements.

COMMON STOCK SHARE ACTIVITY — Common stock share activity for 2010, 2009 and 2008 was as follows:

	2010	2009	2008

Outstanding, beginning of year	80,478,624	78,876,034	80,378,787
Shares issued as part of the merger	78,497,261	—	—
Shares issued from Equity Units Offering	5,180,776	—	—
Issued from treasury	2,298,603	2,178,203	737,698
Returned to treasury	(107,834)	(575,613)	(2,240,451)

Outstanding, end of year	166,347,430	80,478,624	78,876,034

In 2009, in addition to the common stock share activity described in the Stock-Based Compensation Plans and Equity Option sections of this footnote, the Company issued 242,653 shares of common stock from treasury and received cash proceeds of $9.5 million during the year.

COMMON STOCK RESERVED — Common stock shares reserved for issuance under various employee and director stock plans at January 1, 2011 and January 2, 2010 are as follows:

	2010	2009

Employee stock purchase plan	2,956,667	3,100,855
Other stock-based compensation plans	5,035,575	4,086,625

Total shares reserved	7,992,242	7,187,480

PREFERRED STOCK PURCHASE RIGHTS — Each outstanding share of common stock has a one share purchase right. Each purchase right may be exercised to purchase one two-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $220.00, subject to adjustment. The rights, which do not have voting rights, expire on March 10, 2016, and may be redeemed by the Company at a price of $0.01 per right at any time prior to the tenth day following the public announcement that a person has acquired beneficial ownership of 15% or more of the outstanding shares of common stock. In the event that the Company is acquired in a merger or other business combination transaction, provision shall be made so that each holder of a right (other than a holder who is a 14.9%-or-more shareowner) shall have the right to receive, upon exercise thereof, that number of shares of common stock of the surviving Company having a market value equal to two times the exercise price of the right. Similarly, if anyone becomes the beneficial owner of more than 15% of the then outstanding shares of common stock (except pursuant to an offer for all outstanding shares of common stock which the independent directors have deemed to be fair and in the best interest of the Company), provision will be made so that each holder of a right (other than a holder who is a 14.9%-or-more shareowner) shall thereafter have the right to receive, upon exercise thereof, common stock (or, in certain circumstances, cash, property or other securities of the Company) having a market value equal to two times the exercise price of the right. At January 1, 2011, there were 166,347,430 outstanding rights.

STOCK-BASED COMPENSATION PLANS — The Company has stock-based compensation plans for salaried employees and non-employee members of the Board of Directors. The plans provide for discretionary grants of stock options, restricted stock units, and other stock-based awards.

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

The following describes how certain assumptions affecting the estimated fair value of stock options are determined: the dividend yield is computed as the annualized dividend rate at the date of grant divided by the strike price of the stock option; expected volatility is based on an average of the market implied volatility and historical volatility for the 5 year expected life; the risk-free interest rate is based on U.S. Treasury securities with maturities equal to the expected life of the option; and an eight percent forfeiture rate is assumed. The Company uses historical data in order to estimate forfeitures and holding period behavior for valuation purposes.

The fair value of other stock option grants made during the year was also estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions used for grants in 2010, 2009 and 2008, respectively: dividend yield of 2.1%, 2.8% and 3.8%; expected volatility of 32.7%, 32.8% and 45.0%; and risk-free interest rates of 2.2%, 2.2% and 1.8%. An expected life of 5.5 years was used in 2010 and an expected life of 5 years was used in both 2009 and 2008. Also, a weighted average vesting period of 2.5 years was used in 2010, 2.4 years in 2009 and 2.0 years in 2008. The weighted average fair value of stock options granted in 2010, 2009 and 2008 was $17.00, $11.48 and $9.25, respectively.

Refer to Note E, Merger and Acquisitions, for discussion of the valuation of the options assumed from the Merger.

The number of stock options and weighted-average exercise prices are as follows:

	2010		2009		2008
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of year	5,839,417	$39.75	7,082,224	$37.08	7,053,899	$37.83
Granted	2,055,942	60.69	502,500	48.46	849,360	33.73
Options assumed from merger	5,843,623	44.41	—	—	—	—
Exercised	(1,720,507)	34.81	(1,603,205)	30.13	(400,972)	31.44
Forfeited	(376,911)	54.95	(142,102)	44.65	(420,063)	48.31

Outstanding, end of year	11,641,564	$48.69	5,839,417	$39.75	7,082,224	$37.08

Exercisable, end of year	8,100,566	$46.70	4,364,180	$38.50	5,368,989	$35.30

At January 1, 2011, the range of exercise prices on outstanding stock options was $23.22 to $74.11. Stock option expense was $17.7 million, $6.1 million and $4.8 million for the years ended January 1, 2011, January 2, 2010 and January 3, 2009, respectively.

At January 1, 2011, the Company had $44.9 million of unrecognized pre-tax compensation expense for stock options. This expense will be recognized over the remaining vesting periods which are 3.1 years on a weighted average basis.

During 2010, the Company received $59.9 million in cash from the exercise of stock options. The related tax benefit from the exercise of these options is $14.6 million. During 2010, 2009 and 2008 the total intrinsic value of options exercised was $46.5 million, $16.5 million and $6.8 million, respectively. When options are exercised, the related shares are issued from treasury stock.

ASC 718, “Compensation — Stock Compensation,” requires the benefit arising from tax deductions in excess of recognized compensation cost to be classified as a financing cash flow. To quantify the recognized compensation cost on which the excess tax benefit is computed, both actual compensation expense recorded and pro-forma compensation cost reported in disclosures are considered. An excess tax benefit is generated on the extent to which the actual gain, or spread, an optionee receives upon exercise of an option exceeds the fair value determined at the grant date; that excess spread over the fair value of the option times the applicable tax rate represents the excess tax benefit. In 2010 and 2009, the Company reported $10.8 million and $0.3 million, respectively, of excess tax benefits as a financing cash flow within the proceeds from issuance of common stock caption.

Outstanding and exercisable stock option information at January 1, 2011 follows:

	Outstanding Stock Options
		Weighted-average		Exercisable Stock Options
		Remaining			Weighted-average
Exercise Price Ranges	Options	Contractual Life	Weighted-average Exercise Price	Options	Exercise Price

$35.00 and below	3,062,866	6.46	$30.63	2,353,482	$30.28
$35.01 – 50.00	3,113,042	5.33	43.41	2,687,715	42.58
$50.01 – higher	5,465,656	5.72	61.81	3,059,369	62.95

	11,641,564	5.81	$48.69	8,100,566	$46.70

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

Employee Stock Purchase Plan:  The Employee Stock Purchase Plan (“ESPP”) enables eligible employees in the United States and Canada to subscribe at any time to purchase shares of common stock on a monthly basis at the lower of 85% of the fair market value of the shares on the grant date ($37.53 per share for fiscal year 2010 purchases) or 85% of the fair market value of the shares on the last business day of each month. A maximum of 6,000,000 shares are authorized for subscription. During 2010, 2009 and 2008 shares totaling

143,624 shares, 115,776 shares and 62,261 shares respectively, were issued under the plan at average prices of $37.53, $27.87 and $37.31 per share, respectively and the intrinsic value of the ESPP purchases was $3.1 million, $1.8 million and $0.4 million respectively. For 2010, the Company received $5.4 million in cash from ESPP purchases, and there is no related tax benefit. The fair value of ESPP shares was estimated using the Black-Scholes option pricing model. ESPP compensation cost is recognized ratably over the one-year term based on actual employee stock purchases under the plan. The fair value of the employees’ purchase rights under the ESPP was estimated using the following assumptions for 2010, 2009 and 2008, respectively: dividend yield of 2.5%, 2.9% and 3.7%; expected volatility of 38.0%, 56.0% and 28.0%; risk-free interest rates of 0.1%, 0.2% and 2.6%; and expected lives of one year. The weighted average fair value of those purchase rights granted in 2010, 2009 and 2008 was $20.77, $10.77 and $9.02, respectively. Total compensation expense recognized for ESPP amounted to $3.5 million, $1.2 million and $0.6 million for 2010, 2009 and 2008, respectively.

Restricted Share Units and Awards:  Compensation cost for restricted share units and awards, including restricted shares granted to French employees in lieu of RSU’s, (collectively “RSU’s”) granted to employees is recognized ratably over the vesting term, which varies but is generally 4 years. RSU grants totaled 1,532,107 shares, 452,613 shares and 241,036 shares in 2010, 2009 and 2008, respectively. The weighted-average grant date fair value of RSU’s granted in 2010, 2009 and 2008 was $59.32, $37.55 and $35.28 per share, respectively. Total compensation expense recognized for RSU’s amounted to $52.7 million, $9.4 million and $6.3 million, respectively. The actual tax benefit received in the period the shares were delivered was $0.3 million, $0.1 million and $2.1 million in 2010, 2009 and 2008, respectively. As of January 1, 2011, unrecognized compensation expense for RSU’s amounted to $70.9 million and this cost will be recognized over a weighted-average period of 4.0 years.

As discussed in Note E, Merger and Acquisitions, the Company assumed 0.4 million restricted stock units and awards as part of the Merger. Accordingly, the Company expensed $4.3 million in stock-based compensation for the twelve months ended January 1, 2011, respectively, related to these awards.

A summary of non-vested restricted stock unit activity as of January 1, 2011, and changes during the twelve month period then ended is as follows:

		Weighted Average
	Restricted Share	Grant
	Units	Date Fair Value

Non-vested at January 2, 2010	759,198	$39.79
Granted	1,532,107	59.32
Assumed from Merger	433,117	46.63
Vested	(239,696)	62.29
Forfeited	(14,003)	58.43

Non-vested at January 1, 2011	2,470,723	$53.60

The total fair value of shares vested (market value on the date vested) during 2010, 2009 and 2008 was $14.9 million, $7.2 million and $4.4 million, respectively.

Non-employee members of the Board of Directors received restricted share-based grants which must be cash settled and accordingly mark-to-market accounting is applied. Additionally, the Board of Directors were granted restricted share units for which compensation expense of $0.9 million, $0.6 million and $0.6 million was recognized for 2010, 2009 and 2008, respectively.

Long-Term Performance Awards:  The Company has granted Long Term Performance Awards (“LTIPs”) under its 1997, 2001 and 2009 Long Term Incentive Plans to senior management employees for achieving Company performance measures. Awards are payable in shares of common stock, which may be restricted if the employee has not achieved certain stock ownership levels, and generally no award is made if the employee terminates employment prior to the payout date.

Long-Term Performance Awards:  Two LTIP grants were made in 2009 and 2010. Both the grants have separate annual performance goals for each year within the respective three year performance period. Earnings per share and return on capital employed represent 75% of the share payout of each grant. There is a third market-based element, representing 25% of the total grant, which measures the Company’s common stock return relative to peers over the performance period. The ultimate delivery of shares will occur in 2012 and 2013 for the 2009 and 2010 grants, respectively. Total payouts are based on actual performance in relation to these goals.

Working capital incentive plan:  In 2010, the Company initiated a bonus program under its 2009 Long Term Incentive Plan. The program provides executives the opportunity to receive stock in the event certain working capital turn objectives are achieved by June of 2013 and are sustained for a period of at least six months. The ultimate issuances of shares, if any, will be determined based on achievement of objectives during the performance period.

Expense recognized for the various performance-contingent grants amounted to $10.3 million in 2010, $3.4 million in 2009 and $1.9 million in 2008. With the exception of the market-based award, in the event performance goals are not met compensation cost is not recognized and any previously recognized compensation cost is reversed.

A summary of the activity pertaining to the maximum number of shares that may be issued is as follows:

		Weighted Average Grant
	Share Units	Date Fair Value

Non-vested at January 2, 2010	721,648	$33.88
Granted	571,724	48.56
Vested	—	—
Forfeited	(216,882)	44.22

Non-vested at January 1, 2011	1,076,490	$39.59

EQUITY OPTION  In November 2010, the Company purchased from financial institutions over the counter 5-year capped call options on 8.43 million shares of its common stock for an aggregate premium of $50.3 million, or an average of $5.97 per option. In accordance with ASC 815-40 the premium paid was recorded as a reduction to equity. The gain or loss on the options will depend on the actual market price of the Company’s stock on exercise dates which occur in December 2015. The contracts for each of the three series of options generally provide that the options may, at the Company’s election, be cash settled, physically settled or net-share settled (the default settlement method). Each series of options has various expiration dates within the month of December 2015. The options will be automatically exercised if the market price of the Company’s common stock on the relevant expiration date is greater than the applicable lower strike price (i.e. the options are “in-the-money”). If the market price of the Company’s common stock at the expiration date is below the applicable lower strike price, the relevant options will expire with no value. If the market price of the Company’s common stock on the relevant expiration date is between the applicable lower and upper strike prices, the value per option to the Company will be the then-current market price less that lower strike price. If the market price of the Company’s common stock is above the applicable upper strike price, the value per option to the Company will be the difference between the applicable upper strike price and lower strike price. The aggregate fair value of the options at January 1, 2011 was $51.2 million.

A summary of the capped call (equity options) issued is as follows:

			(Per Share)
	Original Number	Net Premium	Initial Lower	Initial Upper
Series	of Options	Paid (In millions)	Strike Price	Strike Price

Series I	2,811,041	$16.8	$75.00	$97.95
Series II	2,811,041	$16.8	$75.00	$97.95
Series III	2,811,041	$16.7	$75.00	$97.95

	8,433,123	$50.3	$75.00	$97.95

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

In 2009, the Company and counterparties to the transaction agreed to terminate 2,886,629 options. Of these terminations, 886,629 were cash settled using an average share price of $41.29, resulting in a $7.2 million cash receipt and 2,000,000 options were net-share settled in 1.0 million tranches using an average share price of $49.67 and $49.32, respectively. These terminations resulted in 513,277 shares being delivered to the Company which was recorded to Shareowners’ equity. Because the market price of the Company’s common stock was above the applicable upper strike price, the value per option to the Company was the difference between the applicable upper strike price and lower strike price. The remaining 113,371 options were automatically exercised and net-share settled in March 2010 using an average share price of $58.76 and a fair value of $1,673,265.

K.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) at the end of each fiscal year was as follows:

(Millions of Dollars)	2010	2009	2008

Currency translation adjustment	$29.1	$15.1	$(67.2)
Pension loss, net of tax	(62.5)	(84.6)	(83.0)
Fair value of net investment hedge effectiveness, net of tax	(32.7)	(11.8)	(6.6)
Fair value of cash flow hedge effectiveness, net of tax	(50.2)	4.8	4.8

Accumulated other comprehensive loss	$(116.3)	$(76.5)	$(152.0)

L.	EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”) Most U.S. employees, aside from Black & Decker employees, may contribute from 1% to 15% of their eligible compensation to a tax-deferred 401(k) savings plan, subject to restrictions under tax laws. Employees generally direct the investment of their own contributions into various investment funds. In 2010 and 2008, an employer match benefit was provided under the plan equal to one-half of each employee’s tax-deferred contribution up to the first 7% of their compensation. In 2009, an employer match benefit was provided under the plan equal to one-quarter of each employee’s tax-deferred contribution up to the first 7% of their compensation. Participants direct the entire employer match benefit such that no participant is required to hold the Company’s common stock in their 401(k) account. The employer match benefit totaled $8.8 million, $3.9 million and $10.4 million, in 2010, 2009 and 2008, respectively. In addition to the regular employer match, in 2009 the Company made an additional $0.9 million contribution to employees’ accounts based on 2009 forfeitures and a surplus resulting from appreciation of the Company’s share value.

In addition, approximately 3,300 U.S. salaried and non-union hourly employees are eligible to receive a non-contributory benefit under the Cornerstone plan. Cornerstone benefit allocations range from 3% to 9% of eligible employee compensation based on age. Approximately 1,100 U.S. employees are eligible to receive an additional average 1.6% contribution actuarially designed to replace previously curtailed pension benefits. Allocations for benefits earned under the Cornerstone plan, which were suspended in 2009, were $13.7 million in 2010 and $15.6 million in 2008. Assets held in participant Cornerstone accounts are invested in target date retirement funds which have an age-based allocation of investments.

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

The Company accounts for the ESOP under ASC 718-40, “Compensation — Stock Compensation — Employee Stock Ownership Plans”. Net ESOP activity recognized is comprised of the cost basis of shares released, the cost of the aforementioned Cornerstone and 401(k) match defined contribution benefits, interest expense on the external 1989 borrowing, less the fair value of shares released and dividends on unallocated ESOP shares. The Company’s net ESOP activity resulted in expense of $3.4 million in 2010, income of $8.0 million in 2009 and expense of $10.6 million in 2008. ESOP expense is affected by the market value of the Company’s common stock on the monthly dates when shares are released. The market value of shares released averaged $58.56 per share in 2010, $39.37 per share in 2009 and $43.65 per share in 2008.

Unallocated shares are released from the trust based on current period debt principal and interest payments as a percentage of total future debt principal and interest payments. Dividends on both allocated and unallocated shares may be used for debt service and to credit participant accounts for dividends earned on allocated shares. Dividends paid on the shares acquired with the 1991 internal loan were used solely to pay internal loan debt service in all periods. Dividends on ESOP shares, which are charged to shareowners’ equity as declared, were $9.7 million in 2010, $10.3 million in 2009 and $9.7 million in 2008, net of the tax benefit which is recorded within equity. Dividends on ESOP shares were utilized entirely for debt service in all years. Interest costs incurred by the ESOP on the 1989 external debt, which matured in 2009, amounted to $0.2 million in 2008 and were nominal in 2009. Interest costs incurred by the ESOP on the 1991 internal loan, which have no earnings impact, were $7.6 million, $8.1 million and $8.4 million for 2010, 2009 and 2008, respectively. Both allocated and unallocated ESOP shares are treated as outstanding for purposes of computing earnings per share. As of January 1, 2011, the cumulative number of ESOP shares allocated to participant accounts was 11,550,815, of which participants held 2,844,002 shares, and the number of unallocated shares was 4,014,241. At January 1, 2011, there were 31,553 released shares in the ESOP trust holding account pending allocation. The Company made cash contributions totaling $1.3 million in 2010, $11.4 million in 2009 and $15.6 million in 2008.

PENSION AND OTHER BENEFIT PLANS — The Company sponsors pension plans covering most domestic hourly and certain executive employees, and approximately 16,400 foreign employees. Benefits are generally based on salary and years of service, except for U.S. collective bargaining employees whose benefits are based on a stated amount for each year of service.

The Company contributes to multi-employer plans for certain collective bargaining U.S. employees. In addition, various other defined contribution plans are sponsored worldwide, including a tax-deferred 401(k) savings plan covering substantially all Black & Decker U.S. employees. The expense for such defined contribution plans, aside from the earlier discussed ESOP plans, follows:

(Millions of Dollars)	2010	2009	2008

Multi-employer plan expense	$0.6	$0.5	$0.6
Other defined contribution plan expense	$16.4	$3.3	$5.0

Both the defined contribution expense and the net periodic pension expense increased significantly in 2010 as compared to the prior years due to the Merger.

The components of net periodic pension expense are as follows:

	U.S. Plans			Non-U.S. Plans
(Millions of Dollars)	2010	2009	2008	2010	2009	2008

Service cost	$18.1	$2.6	$2.7	$12.8	$3.8	$4.7
Interest cost	61.2	9.8	9.8	44.7	13.3	15.4
Expected return on plan assets	(52.5)	(6.7)	(10.3)	(39.8)	(14.9)	(19.0)
Amortization of prior service cost	1.0	1.2	1.4	0.2	0.1	0.1
Transition amount amortization	-	-	-	0.1	0.1	0.1
Actuarial loss amortization	2.0	2.9	-	4.1	2.4	3.9
Settlement /curtailment loss (gain)	(9.1)	1.2	-	(2.3)	(1.7)	1.0

Net periodic pension expense	$20.7	$11.0	$3.6	$19.8	$3.1	$6.2

The Company provides medical and dental benefits for certain retired employees in the United States. Approximately 9,300 participants are covered under these plans. Net periodic post-retirement benefit expense was comprised of the following elements:

	Other Benefit Plans
(Millions of Dollars)	2010	2009	2008

Service cost	$1.3	$0.8	$1.0
Interest cost	4.6	1.3	1.4
Amortization of prior service cost	(0.2)	(0.2)	(0.2)
Actuarial loss amortization	(0.1)	(0.1)	(0.3)
Settlement /curtailment gain	(7.2)	-	-

Net periodic pension expense (income)...	$(1.6)	$1.8	$1.9

Changes in plan assets and benefit obligations recognized in other comprehensive income in 2010 are as follows:

(Millions of Dollars)	2010

Current year actuarial loss	$47.5
Amortization of actuarial loss	(64.6)
Current year prior service credit	(8.7)
Amortization of prior service costs	(1.6)
Amortization of transition obligation	(0.1)
Currency /other	(1.7)

Total gain recognized in other comprehensive income (pre-tax)	$(29.2)

The amounts in Accumulated other comprehensive loss expected to be recognized as components of net periodic benefit costs during 2011 total $5.8 million, representing amortization of $5.6 million of actuarial loss, $0.1 million of prior service cost, and $0.1 million of transition obligation.

The changes in the pension and other post-retirement benefit obligations, fair value of plan assets, as well as amounts recognized in the Consolidated Balance Sheets, are shown below:

	U.S. Plans		Non-U.S. Plans		Other Benefits
	2010	2009	2010	2009	2010	2009

Change in benefit obligation
Benefit obligation at end of prior year	$176.1	$166.9	$256.6	$217.2	$23.0	$23.0
Service cost	18.1	2.6	12.8	3.8	1.3	0.8
Interest cost	61.2	9.8	44.7	13.3	4.6	1.3
Settlements/curtailments	(65.6)	0.4	(14.1)	(6.9)	(11.0)	-
Actuarial loss	81.6	5.5	13.0	20.1	3.9	0.7
Plan amendments	2.0	0.3	3.3	-	(13.9)	-
Foreign currency exchange rates	-	-	9.3	22.6	0.2	-
Participant contributions	-	-	0.8	-	-	-
Acquisitions, divestitures and other	1,181.7	0.3	706.6	1.1	90.4	-
Benefits paid	(64.6)	(9.7)	(45.9)	(14.6)	(11.6)	(2.8)

Benefit obligation at end of year	$1,390.5	$176.1	$987.1	$256.6	$86.9	$23.0

Change in plan assets
Fair value of plan assets at end of prior year	$108.7	$90.5	$210.8	$174.9	$-	$-
Actual return on plan assets	86.9	21.0	51.2	26.8	-	-
Participant contributions	-	-	0.8	-	-	-
Employer contributions	212.6	6.9	52.4	7.7	11.6	2.8
Settlements	-	-	(7.3)	(4.6)	-	-
Foreign currency exchange rate changes	-	-	11.0	20.2	-	-
Acquisitions, divestitures and other	688.5	-	446.1	0.2	-	-
Benefits paid	(64.6)	(9.7)	(45.9)	(14.6)	(11.6)	(2.8)

Fair value of plan assets at end of plan year	$1,032.1	$108.7	$719.1	$210.8	$-	$-

Funded status — assets less than benefit obligation	$(358.4)	$(67.4)	$(268.0)	$(45.8)	$(86.9)	$(23.0)
Unrecognized prior service cost (credit)	5.4	4.8	3.3	0.4	(14.6)	(0.9)
Unrecognized net actuarial loss	24.9	35.7	70.9	79.1	1.4	1.2
Unrecognized net transition liability	-	-	0.4	0.6	-	-

Net amount recognized	$(328.1)	$(26.9)	$(193.4)	$34.3	$(100.1)	$(22.7)

Amounts recognized in the Consolidated Balance Sheets
Prepaid benefit cost (non-current)	$0.2	$-	$4.8	$4.4	$-	$-
Current benefit liability	(56.9)	(2.7)	(8.1)	(1.2)	(10.5)	(2.0)
Non-current benefit liability	(301.7)	(64.7)	(264.7)	(49.0)	(76.4)	(21.0)

Net liability recognized	$(358.4)	$(67.4)	$(268.0)	$(45.8)	$(86.9)	$(23.0)

Accumulated other comprehensive loss (pre-tax):
Prior service cost (credit)	$5.4	$4.8	$3.3	$0.4	$(14.6)	$(0.9)
Actuarial loss	24.9	35.7	70.9	79.1	1.4	1.2
Transition liability	-	-	0.4	0.6	-	-

	$30.3	$40.5	$74.6	$80.1	$(13.2)	$0.3

Net amount recognized	$(328.1)	$(26.9)	$(193.4)	$34.3	$(100.1)	$(22.7)

During the fourth quarter of 2010, certain Black & Decker U.S. and U.K pension plans, as well as the U.S. retiree health benefit plan were curtailed resulting in curtailment gains of $20 million as disclosed in the tables above. In 2010, the increase in the U.S. projected benefit obligation from actuarial losses primarily pertains to the discount rate used to measure the pension liabilities along with investment experience for the largest Black & Decker plan; these actuarial losses were largely recognized as part of the curtailment impact recorded for the plan such that there is no significant impact on the ending projected benefit obligation.

The accumulated benefit obligation for all defined benefit pension plans was $2,334.8 million at January 1, 2011 and $412.1 million at January 2, 2010. Information regarding pension plans in which accumulated benefit obligations exceed plan assets follows:

	U.S. Plans		Non-U.S. Plans
(Millions of Dollars)	2010	2009	2010	2009

Projected benefit obligation	$1,376.7	$176.1	$927.5	$215.9
Accumulated benefit obligation...	$1,373.9	$174.7	$890.7	$200.9
Fair value of plan assets	$1,018.1	$108.7	$655.8	$165.7

Information regarding pension plans in which projected benefit obligations (inclusive of anticipated future compensation increases) exceed plan assets follows:

	U.S. Plans		Non-U.S. Plans
(Millions of Dollars)	2010	2009	2010	2009

Projected benefit obligation	$1,376.7	$176.1	$943.0	$215.9
Accumulated benefit obligation...	$1,373.9	$174.7	$904.5	$200.9
Fair value of plan assets	$1,018.1	$108.7	$670.2	$165.7

The major assumptions used in valuing pension and post-retirement plan obligations and net costs were as follows:

	Pension Benefits						Other Benefits
	U.S. Plans			Non-U.S. Plans			U.S. Plans
	2010	2009	2008	2010	2009	2008	2010	2009	2008

Weighted-average assumptions used to determine benefit obligations at year end:
Discount rate	5.25%	5.75%	6.0%	5.25%	5.75%	6.0%	4.5%	5.5%	6.25%
Rate of compensation increase	6.0%	6.0%	6.0%	4.0%	4.25%	3.5%	3.75%	4.0%	4.0%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.75%	6.0%	6.5%	5.75%	6.0%	5.5%	5.50%	6.25%	6.25%
Rate of compensation increase	3.75%	6.0%	6.0%	4.25%	3.5%	3.75%	4.0%	4.0%	4.0%
Expected return on plan assets	7.5%	7.5%	8.0%	6.75%	6.75%	7.5%	-	-	-

The expected long-term rate of return on plan assets is determined considering the returns projected for the various asset classes and the relative weighting for each asset class as reflected in the target asset allocation below. In addition the Company considers historical performance, the opinions of outside actuaries and other data in developing the return assumption. The Company expects to use a weighted-average long-term rate of return assumption of 7.0% for both the U.S. and the non-U.S. plans in the determination of fiscal 2011 net periodic benefit expense.

PENSION PLAN ASSETS — Plan assets are invested in equity securities, government and corporate bonds and other fixed income securities, money market instruments and insurance contracts. The Company’s worldwide asset allocations at January 1, 2011 and January 2, 2010 by asset category and the level of the valuation inputs within the fair value hierarchy established by ASC 820 are as follows:

Asset Category	2010	Level 1	Level 2

Cash and cash equivalents	$18.1	$1.2	$16.9
Equity securities
U.S. equity securities	513.2	7.2	506.0
Foreign equity securities	513.4	24.6	488.8
Fixed income securities
Government securities	281.9	9.0	272.9
Corporate securities	285.9	16.1	269.8
Mortgage-backed securities	78.0	18.4	59.6
Insurance contracts	31.4	—	31.4
Other	29.3	—	29.3

Total	$1,751.2	$76.5	$1,674.7

Asset Category	2009	Level 1	Level 2

Cash and cash equivalents	$3.0	$3.0	$—
Equity securities
U.S. equity securities	69.4	6.6	62.8
Foreign equity securities	125.8	23.1	102.7
Fixed income securities
Government securities	62.4	23.8	38.6
Corporate securities	42.7	18.7	24.0
Insurance contracts	16.2	—	16.2

Total	$319.5	$75.2	$244.3

U.S. and foreign equity securities primarily consist of companies with large market capitalizations and to a small extent mid and small capitalization securities. Government securities consist of U.S. Treasury securities and foreign government securities with deminimus default risk. Corporate fixed income securities include publicly traded U.S. and foreign investment grade and high yield securities. Mortgage-backed securities predominantly consist of U.S. holdings. Assets held in insurance contracts are invested in the general asset pools of the various insurers, mainly debt and equity securities with guaranteed returns. Other investments include diversified private equity holdings.

The Company’s investment strategy for pension plan assets includes diversification to minimize interest and market risks, and generally does not involve the use of derivative financial instruments. Plan assets are rebalanced periodically to maintain target asset allocations. Currently, the Company’s target allocations include 50%-65% in equity securities, 35%-50% in fixed income securities and up to 10% in other securities. Maturities of investments are not necessarily related to the timing of expected future benefit payments, but adequate liquidity to make immediate and medium term benefit payments is ensured.

CONTRIBUTIONS  The Company’s funding policy for its defined benefit plans is to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with federal law and other regulations. The Company expects to contribute approximately $140 million to its pension and other post-retirement benefit plans in 2011.

EXPECTED FUTURE BENEFIT PAYMENTS  Benefit payments, inclusive of amounts attributable to estimated future employee service, are expected to be paid as follows over the next 10 years:

(Millions of Dollars)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Years 6-10

Future payments	$1,563.1	$188.7	$150.7	$149.9	$153.3	$153.5	$767.0

These benefit payments will be funded through a combination of existing plan assets and amounts to be contributed in the future by the Company.

HEALTH CARE COST TRENDS  The weighted average annual assumed rate of increase in the per-capita cost of covered benefits (i.e., health care cost trend rate) is assumed to be 8.5% for 2011, reducing gradually to 4.5% by 2028 and remaining at that level thereafter. A one percentage point change in the assumed health care cost trend rate would affect the post-retirement benefit obligation as of January 1, 2011 by approximately $3 million and would have an immaterial effect on the net periodic post-retirement benefit cost.

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

The following table presents the fair value and the hierarchy levels, for financial assets and liabilities that are measured at fair value on a recurring basis (millions of dollars):

	Total Carrying
	Value	Level 1	Level 2	Level 3

January 1, 2011:
Derivative assets	$55.0	$ -	$55.0	$ -
Derivatives liabilities	$115.7	$ -	$115.7	$ -
Money market fund	$716.7	$716.7	$ -	$ -
January 2, 2010:
Derivative assets	$33.3	$ -	$33.3	$ -
Derivatives liabilities	$84.7	$ -	$84.7	$ -
Money market fund	$210.8	$210.8	$ -	$ -

The following table presents the fair value and the hierarchy levels, for assets and liabilities that were measured at fair value on a non-recurring basis during 2010 (millions of dollars):

	Carrying Value
	January 1,				Total Losses
	2011	Level 1	Level 2	Level 3	Year to Date

Long-lived assets held and used	$33.5	$-	$-	$33.5	$(24.0)

In accordance with the provisions of ASC 820, long-lived assets with a carrying amount of $57.5 million were written down to $33.5 million fair value (approximately $30 million of which is included in the CDIY segment) during the year ended January 1, 2011. This was a result of restructuring-related asset impairments more fully described in Note O, Restructuring and Asset Impairments. Fair value for these impaired production assets was based on the present value of discounted cash flows. This included an estimate for future cash flows as production activities are phased out as well as auction values (prices for similar assets) for assets where use has been discontinued or future cash flows are minimal.

A summary of the Company’s financial instruments carrying and fair values at January 1, 2011 and January 2, 2010 follows. Refer to Note I, Derivative Financial Instruments for more details regarding derivative financial instruments, and Note H, Long-Term Debt and Financing Arrangements for more information regarding carrying values of the Long-term debt shown below.

	2010		2009
	Carrying	Fair	Carrying	Fair
(millions of dollars), (asset)/liability	Value	Value	Value	Value

Long-term debt, including current portion	$3,434.2	$3,607.1	$1,292.7	$1,282.3
Derivative assets	$(55.0)	$(55.0)	$(33.3)	$(33.3)
Derivative liabilities	$115.7	$115.7	$84.7	$84.7

The fair values of Long-term debt instruments are estimated using a discounted cash flow analysis, based on the Company’s marginal borrowing rates. The fair values of foreign currency and interest rate swap agreements, comprising the derivative assets and liabilities in the table above, are based on current settlement values.

As discussed in Note B, Accounts and Financing Receivable, the Company has a deferred purchase price receivable related to sales of trade receivables. The deferred purchase price receivable will be repaid in cash as receivables are collected, generally within 30 days, and as such the carrying value of the receivable approximates fair value.

N.	OTHER COSTS AND EXPENSES

Other-net is primarily comprised of intangible asset amortization expense (See Note F Goodwill and Other Intangible Assets for further discussion), currency impact, environmental expense and merger and acquisition-related charges primarily consisting of transaction costs, partially offset by pension curtailments and settlements.

Research and development costs, which are classified in SG&A, were $131.4 million, $18.3 million and $25.4 million for fiscal years 2010, 2009 and 2008, respectively.

O.	RESTRUCTURING AND ASSET IMPAIRMENTS

At January 1, 2011, restructuring reserves totaled $101.2 million. A summary of the restructuring reserve activity from January 2, 2010 to January 1, 2011 is as follows (in millions):

			Net
	1/2/10	Acquisitions	Additions	Usage	Currency	1/1/11

2010 Actions
Severance and related costs	$—	$—	$205.8	$(124.6)	$0.5	$81.7
Asset impairments	—	—	24.0	(24.0)	—	—
Facility closure	—	—	2.7	(1.1)	—	1.6
Other	—	—	7.0	(6.0)	0.1	1.1

Subtotal 2010 actions	—	—	239.5	(155.7)	0.6	84.4

Pre-2010 Actions
Severance and related costs	44.3	3.5	(0.9)	(27.1)	(3.7)	16.1
Asset impairments	—	—	—	—	—	—
Facility closure	1.9	—	3.9	(5.1)	—	0.7
Other	0.2	—	0.1	(0.3)	—	—

Subtotal Pre-2010 actions	46.4	3.5	3.1	(32.5)	(3.7)	16.8

Total	$46.4	$3.5	$242.6	$(188.2)	$(3.1)	$101.2

2010 Actions:  During 2010, the Company recognized $224.3 million of restructuring charges and asset impairments associated with the Black & Decker merger and acquisition of SSDS. Of those charges, $194.4 million relates to severance charges associated with the reduction of 3,000 employees, $20.2 million relates to asset impairments, $2.7 million relates to facility closure costs, and $7.0 million represents other charges.

In addition, the Company continued to initiate cost reduction actions in 2010 that were not associated with the Black & Decker merger and SSDS acquisition, resulting in severance and related charges of $11.4 million pertaining to the reduction of approximately 300 employees, and asset impairment charges of $3.8 million.

Of the $239.5 million recognized for these 2010 actions, $155.7 million has been utilized to date, with $84.4 million of reserves remaining as of January 1, 2011, the majority of which are expected to be utilized in 2011. Usage includes $15.0 million the majority of which ultimately will entail cash payment in a future period as it relates to a defined benefit plan for severed Black & Decker executives which is classified in Post-Retirement Benefits on the Consolidated Balance Sheet.

Pre-2010 Actions:  During 2009 and 2008 the Company initiated cost reduction actions in various businesses in response to sales volume declines associated with the economic recession. Charges recognized in 2010 associated with these initiatives amounted to $3.1 million.

As of January 2, 2010, the reserve balance related to these pre-2010 actions totaled $46.4 million. As a result of the Merger and the acquisition of SSDS, the Company has assumed $3.5 million of restructuring reserves recorded by those companies prior to the Merger and acquisition.

Utilization of the reserve balance related to Pre-2010 actions, including usage of those reserves acquired as part of the Merger, was $32.5 million in 2010. The remaining reserve balance of $16.8 million is expected to be utilized predominantly in 2011.

Segments:  The $242.6 million of charges recognized in 2010 includes: $126.4 million pertaining to the CDIY segment; $64.2 million pertaining to the Security segment; $12.2 million pertaining to the Industrial segment; and $39.8 million pertaining to non-operating entities.

In addition to the restructuring charges described in the preceding paragraphs, the Company recognized $21.4 million of restructuring-related costs in 2010 pertaining to the Merger. Those costs are classified in Cost of Sales and include accelerated depreciation and other charges associated with facility closures.

P.	BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

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

The Security segment provides access and security solutions primarily for consumers, retailers, educational, financial and healthcare institutions, as well as commercial, governmental and industrial customers. The Company provides an extensive suite of mechanical and electronic security products and systems, and a variety of security services. These include security integration systems, software, related installation, maintenance, monitoring services, automatic doors, door closers, electronic keyless entry systems, exit devices, healthcare storage and supply chain solutions, patient protection products, hardware (including door and cabinet knobs and hinges, door stops, kick plates, house numbers, gate hardware, cabinet pulls, hooks, braces and shelf brackets), locking mechanisms, electronic keyless entry systems, keying systems, tubular and mortise door locksets. Security products are sold primarily on a direct sales basis, and in certain instances, through third party distributors.

The Industrial segment manufactures and markets professional industrial and automotive mechanics tools and storage systems, metal and plastic fasteners and engineered fastening systems, hydraulic tools and accessories, and specialty tools. These products are sold to industrial customers including automotive, transportation, electronics, aerospace, machine tool and appliance industries and distributed through third party distributors as well as through direct sales forces. As discussed in Note E, Merger and Acquisitions, in July 2010 the Company completed the acquisition of CRC-Evans which is a full line supplier of specialized tools, equipment and services used in the construction of large diameter oil and natural gas transmission pipelines. CRC-Evans also sells and rents custom pipe handling and joint welding and coating equipment used in the construction of large and small diameter pipelines. CRC-Evans’ operations are presented within the Industrial segment and reflect activity since the acquisition date.

As discussed in Note E, Merger and Acquisitions, the Company merged with Black & Decker at the close of business on March 12, 2010. The Black & Decker businesses were assessed and integrated into the Company’s existing reportable segments. The legacy Black & Decker segments, Power Tools and Accessories, Hardware & Home Improvement (“HHI”) and Fastening and Assembly Systems, were integrated into the Company’s CDIY, Security and Industrial segments, respectively, with the Pfister plumbing products business which was formerly part of HHI included in the CDIY segment. The results of Black & Decker’s operations are presented within each of these segments and reflect activity since the merger date.

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

BUSINESS SEGMENTS

(Millions of Dollars)	2010	2009	2008

Net Sales
CDIY	$4,446.1	$1,295.3	$1,655.5
Security	2,112.9	1,560.2	1,497.2
Industrial	1,850.6	881.6	1,273.5

Consolidated	$8,409.6	$3,737.1	$4,426.2

Segment Profit
CDIY	$475.5	$154.1	$190.7
Security	306.0	307.0	268.7
Industrial	242.9	89.3	164.2

Segment Profit	1,024.4	550.4	623.6
Corporate overhead	(244.5)	(70.5)	(59.8)
Other-net	(199.6)	(139.1)	(111.6)
Restructuring charges and asset impairments	(242.6)	(40.7)	(85.5)
Gain on debt extinguishment	—	43.8	9.4
Interest income	9.4	3.1	9.2
Interest expense	(110.0)	(63.7)	(92.1)

Earnings from continuing operations before income taxes	$237.1	$283.3	$293.2

Capital and Software Expenditures
CDIY	$98.3	$38.7	$9.3
Security	41.1	33.6	52.6
Industrial	46.1	21.1	38.5
Discontinued operations	—	—	0.4

Consolidated	$185.5	$93.4	$140.8

Depreciation and Amortization
CDIY	$115.5	$41.2	$42.2
Security	158.1	131.9	108.6
Industrial	75.1	27.0	30.3
Discontinued operations	—	—	1.9

Consolidated	$348.7	$200.1	$183.0

Segment Assets
CDIY	$7,688.3	$819.5
Security	3,496.3	2,430.9
Industrial	2,938.6	1,069.1

	14,123.2	4,319.5
Corporate assets	1,016.2	449.6

Consolidated	$15,139.4	$4,769.1

Sales to the Home Depot were 14%, 14% and 13% of the CDIY segment net sales in 2010, 2009 and 2008, respectively, and 10% of the Security segment net sales in 2010. Sales to Lowes were 13% of the CDIY segment net sales and 10% of the Security segment net sales in 2010.

The Company recorded $173.5 million in cost of sales for the year ended January 1, 2011 associated with the inventory step-up amortization stemming from the turn of acquired inventory which was recorded in purchase accounting at its fair value. The non-cash inventory step-up amortization reduced 2010 segment profit by $125.3 million in CDIY, $24.9 million in Security and $23.3 million in Industrial for the year ended January 1, 2011. Additionally, the Company recorded $21.4 million of facility closure-related and other charges associated with the merger and other 2010 acquisitions of $1.8 million in CDIY, $18.1 million in Security and $2.0 million in Industrial for the year ended January 1, 2011.

Corporate overhead for the year ended January 1, 2011 includes $81.0 million of charges pertaining primarily to certain merger-related executive compensation and Black & Decker integration costs.

GEOGRAPHIC AREAS

(Millions of Dollars)	2010	2009	2008

Net Sales
United States	$4,611.7	$2,168.0	$2,514.3
Canada	566.6	253.3	284.8
Other Americas	424.6	99.5	135.6
France	707.0	498.5	571.5
Other Europe	1,354.4	505.3	680.9
Asia	745.3	212.5	239.1

Consolidated	$8,409.6	$3,737.1	$4,426.2

Property, Plant & Equipment
United States	$520.0	$292.8
Canada	20.7	14.0
Other Americas	187.2	12.5
France	65.9	60.3
Other Europe	184.0	108.6
Asia	188.7	87.7

Consolidated	$1,166.5	$575.9

Q.	INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities at the end of each fiscal year were as follows:

(Millions of Dollars)	2010	2009

Deferred tax liabilities:
Depreciation	$42.3	$63.8
Amortization of intangibles	778.8	153.2
Liability on undistributed foreign earnings	442.9	—
Discharge of indebtedness	15.5	15.5
Inventories	19.0	4.7
Other	65.8	13.5

Total deferred tax liabilities	$1,364.3	$250.7
Deferred tax assets:
Employee benefit plans	$329.0	$79.0
Doubtful accounts	12.1	12.0
Accruals	147.2	12.1
Restructuring charges	30.1	13.0
Debt amortization	33.5	—
Operating and capital loss carry forwards	330.6	27.7
Other	47.7	53.2

Total deferred tax assets	$930.2	$197.0
Net Deferred Tax Liabilities before Valuation Allowance	$434.1	$53.7

Valuation allowance	$265.8	$24.4

Net Deferred Tax Liabilities after Valuation Allowance	$699.9	$78.1

Net operating loss carry forwards of $787.9 million as of January 1, 2011, are available to reduce future tax obligations of certain U.S. and foreign companies. The net operating loss carry forwards have various expiration dates beginning in 2011 with certain jurisdictions having indefinite carry forward periods. The U.S. federal capital loss carry forward of $85.1 million and U.S. foreign tax credit carry forwards of $11 million expire in 2015 and 2019, respectively.

A valuation allowance is recorded on certain deferred tax assets if it has been determined it is more likely than not that all or a portion of these assets will not be realized. We have recorded a valuation allowance of $265.8 million and $24.4 million for deferred tax assets existing as of January 1, 2011 and January 2, 2010, respectively. During 2010, the valuation allowance increased by $241.4 million principally due to the inclusion of Black & Decker during the year. The valuation allowance is primarily attributable to foreign and state net operating loss carry forwards and a U.S. federal capital loss carry forward.

The classification of deferred taxes as of January 1, 2011 and January 2, 2010 is as follows:

	2010		2009
	Deferred	Deferred	Deferred	Deferred
	Tax Asset	Tax Liability	Tax Asset	Tax Liability

Current	$(112.8)	$40.3	$(15.3)	$6.4
Non-current	(128.7)	901.1	(33.4)	120.4

Total	$(241.5)	$941.4	$(48.7)	$126.8

Income tax expense (benefit) attributable to continuing operations consisted of the following:

(Millions of Dollars)	2010	2009	2008

Current:
Federal	$(74.7)	$(1.0)	$27.0
Foreign	107.0	21.1	38.0
State	4.7	7.1	8.7

Total current	$37.0	$27.2	$73.7
Deferred:
Federal	$37.5	$34.4	$(0.9)
Foreign	(31.8)	(5.0)	2.8
State	(3.8)	(2.1)	(3.1)

Total deferred	1.9	27.3	(1.2)

Income taxes on continuing operations	$38.9	$54.5	$72.5

Net income taxes paid during 2010, 2009 and 2008 were $97.7 million, $58.6 million and $134.4 million, respectively. The 2010 amount includes U.S. Federal refunds of $77.4 million relating to an NOL carry back, an audit settlement and a prior year overpayment. During 2010, the Company had tax holidays in Thailand and China. Tax holidays resulted in a reduction of tax expense amounting to $2.9 million in 2010, $2.0 million in 2009 and $2.7 million in 2008. The tax holiday in Thailand expired during 2010 while the tax holiday in China expires between 2011 and 2015.

The reconciliation of the U.S. federal statutory income tax to the income taxes on continuing operations is as follows:

(Millions of Dollars)	2010	2009	2008

Tax at statutory rate	$83.0	$99.2	$102.6
State income taxes, net of federal benefits	1.4	4.7	5.2
Difference between foreign and federal income tax	(81.7)	(27.5)	(32.4)
Tax accrual reserve	7.3	(8.3)	2.5
Audit settlements	(36.0)	(8.8)	(3.0)
Unbenefited tax losses	12.4	—	1.2
Foreign dividends and related items	7.8	—	.5
Merger related amortization tax rate differential	8.7	—	—
Non-deductible merger related costs	50.1	4.9	—
Change in deferred tax liabilities on undistributed foreign earnings	(10.6)	—	—
Statutory income tax rate change	1.5	(0.1)	(0.4)
Other-net	(5.0)	(9.6)	(3.7)

Income taxes on continuing operations	$38.9	$54.5	$72.5

The components of earnings from continuing operations before income taxes consisted of the following:

(Millions of Dollars)	2010	2009	2008

United States	$(182.7)	$115.1	$94.8
Foreign	419.8	168.2	198.4

Earnings from continuing operations before income taxes	$237.1	$283.3	$293.2

Concurrent with the Merger, the Company has made a determination to repatriate $1,636.1 million of legacy Black & Decker foreign earnings, on which U.S. income taxes had not previously been provided. As a result of this repatriation decision, in conjunction with the purchase accounting under ASC 805, the Company has recorded deferred tax liabilities of approximately $442.9 million. All other undistributed foreign earnings of the Company at January 1, 2011, in the amount of $1,916.3 million, are considered to be permanently reinvested, consistent with the Company’s overall growth strategy internationally, including acquisitions and long-term financial objectives. No provision has been made for taxes that might be payable upon remittance of these undistributed foreign earnings and determination of the amount of any unrecognized deferred tax liability is not practical.

The Company’s liabilities for unrecognized tax benefits relate to U.S. and various foreign jurisdictions. The following table summarizes the activity related to the unrecognized tax benefits:

(Millions of Dollars)	2010	2009	2008

Balance at beginning of year	$30.3	$47.8	$49.1
Adjustment for 2010 Merger and acquisitions	318.1	-	-
Additions based on tax positions related to current year	18.4	1.4	5.6
Additions based on tax positions related to prior years	0.7	2.3	7.7
Reductions based on tax positions related to prior years	(36.3)	(10.6)	(5.9)
Settlements	(41.0)	(2.3)	-
Statute of limitations expirations	(16.6)	(8.3)	(8.7)

Balance at end of year	$273.6	$30.3	$47.8

The gross unrecognized tax benefits at January 1, 2011 and January 2, 2010 includes $228 million and $26.1 million, respectively, of tax benefits that, if recognized, would impact the effective tax rate. The liability for potential penalties and interest related to unrecognized tax benefits was decreased by $6.5 million in 2010, decreased by $1.2 million in 2009 and increased by $1.3 million in 2008. The liability for potential penalties and interest totaled $40.5 million as of January 1, 2011 and $4.4 million as of January 2, 2010. The Company classifies all tax-related interest and penalties as income tax expense. During the second quarter 2010, the Company recognized a tax benefit of $36 million attributable to a favorable settlement of certain tax contingencies, due to a change in facts and circumstances that did not exist at the acquisition date related to the resolution of a legacy Black & Decker income tax audit.

The Company considers many factors when evaluating and estimating our tax positions and the impact on income tax expense, which may require periodic adjustments and which may not accurately anticipate actual outcomes. It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits or final decisions in transfer pricing matters. At this time, an estimate of the range of reasonably possible outcomes is $3 million to $8 million.

The Company is subject to the examination of its income tax returns by the Internal Revenue Service and other tax authorities. For The Black & Decker Corporation, tax years 2004 and 2005 have been settled with the Internal Revenue Service as of January 1, 2011, tax years 2006 and 2007 are under current audit. For Stanley Black & Decker, Inc. tax years 2007 and forward remain subject to Internal Revenue Service examination. The Company also files many state and foreign income tax returns in jurisdictions with varying statutes of limitations. Tax years 2007 and forward generally remain subject to examination by most state tax authorities. In significant foreign jurisdictions, tax years 2002 and forward generally remain subject to examination, while in Germany tax years 1999 and forward remain subject to examination.

R.	COMMITMENTS AND GUARANTEES

COMMITMENTS — The Company has non-cancelable operating lease agreements, principally related to facilities, vehicles, machinery and equipment. Minimum payments have not been reduced by minimum sublease rentals of $1.8 million due in the future under non-cancelable subleases. Rental expense, net of sublease income, for operating leases was $157.0 million in 2010, $65.2 million in 2009 and $66.4 million in 2008.

Marketing and other commitments are comprised of: $51.1 million in marketing and advertising obligations, $7.8 million in utilities, $4.0 million in outsourcing and professional services and $8.9 million in other.

The following is a summary of the future commitments for operating lease obligations, material purchase commitments, outsourcing and other arrangements:

(Millions of Dollars)	Total	2011	2012	2013	2014	2015	Thereafter

Operating lease obligations	$309.1	$97.0	$72.9	$51.6	$32.7	$19.7	$35.2
Inventory purchase commitments	328.6	328.6	—	—	—	—	—
Marketing and other commitments	71.8	55.5	4.7	2.7	1.8	1.8	5.3

Total	$709.5	$481.1	$77.6	$54.3	$34.5	$21.5	$40.5

The Company has numerous assets, predominantly vehicles and equipment, under a one-year term U.S. master personal property lease. Residual value obligations under this master lease were $9.8 million at January 1, 2011 while the fair value of the underlying assets was approximately $11.3 million. The U.S. master personal property lease obligations are not reflected in the future minimum lease payments since the initial and remaining term does not exceed one year. The Company routinely exercises various lease renewal options and from time to time purchases leased assets for fair value at the end of lease terms.

The Company is a party to a synthetic lease for one of its major distribution centers. The program qualifies as an operating lease for accounting purposes, where only the monthly lease cost is recorded in earnings and the liability and value of underlying assets are off-balance sheet.

As of January 1, 2011, the estimated fair value of assets and remaining obligation for the property were $30.0 million and $25.5 million respectively.

GUARANTEES — The following is a summary of guarantees as of January 1, 2011:

		Maximum	Carrying
		Potential	Amount of
(Millions of Dollars)	Term	Payment	Liability

Financial guarantees as of January 1, 2011:
Guarantees on the residual values of leased properties	One to four years	$35.3	$—
Guarantee on the residual value of aircraft	Less than nine years	24.2	—
Standby letters of credit	Up to three years	59.7	—
Commercial customer financing arrangements	Up to six years	16.9	12.7

Total		$136.1	$12.7

The Company has guaranteed a portion of the residual value arising from its previously mentioned synthetic lease and U.S. master personal property lease programs. The lease guarantees aggregate $35.3 million while the fair value of the underlying assets is estimated at $41.3 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these lease guarantees.

The Company has issued $59.7 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs.

The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors for their initial purchase of the inventory and truck necessary to function as a distributor. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors. The gross amount guaranteed in these arrangements is $16.9 million and the $12.7 million carrying value of the guarantees issued is recorded in debt and other liabilities as appropriate in the consolidated balance sheet.

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

Following is a summary of the warranty liability activity for the years ended January 1, 2011, January 2, 2010 and January 3, 2009:

(Millions of Dollars)	2010	2009	2008

Beginning balance	$67.4	$65.6	$63.7
Warranties and guarantees issued	88.5	18.5	21.8
Liability assumed in the Merger	58.2	—	—
Warranty payments	(92.8)	(21.0)	(22.8)
Acquisitions and other	(1.7)	4.3	2.9

Ending balance	$119.6	$67.4	$65.6

S.	CONTINGENCIES

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

In connection with the Merger, the Company assumed certain commitments and contingent liabilities. Black & Decker was involved in lawsuits in the ordinary course of business, which primarily involve claims for damages arising out of the use of Black & Decker’s products and allegations of patent and trademark infringement. Black & Decker also was involved in litigation and administrative proceedings involving employment matters, commercial disputes, and income tax matters. Some of these lawsuits include claims for punitive as well as compensatory damages. Additionally, Black & Decker is a party to litigation and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Some of these assert claims for damages and liability for remedial investigations and clean-up costs with respect to sites that have never been owned or operated by Black & Decker but at which Black & Decker has been identified as a potentially responsible party. Other matters involve current and former manufacturing facilities.

The Environmental Protection Agency (“EPA”) has provided an affiliate of Black & Decker a “Notice of Potential Liability” related to environmental contamination found at the Centredale Manor Restoration Project Superfund site, located in North Providence, Rhode Island. The EPA has discovered a variety of contaminants at the site, including but not limited to, dioxins, polychlorinated biphenyls, and pesticides. The EPA alleged that an affiliate of Black & Decker is liable for site clean-up costs under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) as a successor to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. The EPA released a draft Feasibility Study Report in May 2010, which identified and evaluated possible remedial alternatives for the site.

The estimated remediation costs related to this Centredale site (including the EPA’s past costs as well as costs of additional investigation, remediation, and related costs such as EPA’s oversight costs, less escrowed funds contributed by primary potentially responsible parties (PRPs) who have reached settlement agreements with the EPA), which the Company considers to be probable and reasonably estimable, range from approximately $68.3 million to $212.8 million, with no amount within that range representing a more likely outcome until such time as the EPA completes its remedy selection process for the site. The Company’s reserve for this environmental remediation matter of $68.3 million reflects the fact that the EPA considers Metro-Atlantic, Inc. to be a primary source of contamination at the site. The Company has determined that it is likely to contest the EPA’s claims with respect to this site. Further, to the extent that the Company agrees to perform or finance additional remedial activities at this site, it intends to seek participation or contribution from additional PRPs and insurance carriers. As the specific nature of the environmental remediation activities that may be mandated by the EPA at this site have not yet been determined, the ultimate remedial costs associated with the site may vary from the amount accrued by the Company at January 1, 2011.

The EPA and the Santa Ana Regional Water Quality Control Board have each initiated administrative proceedings against Black & Decker and certain of its current or former affiliates alleging that Black & Decker and numerous other defendants are responsible to investigate and remediate alleged groundwater contamination in and adjacent to a 160-acre property located in Rialto, California. The cities of Colton and Rialto, as well as Goodrich Corporation, also initiated lawsuits against Black & Decker and certain of its former or current affiliates in the Federal District Court for California, Central District alleging similar claims that Black & Decker is liable under CERCLA, the Resource Conservation and Recovery Act, and state law for the discharge or release of hazardous substances into the environment and the contamination caused by those alleged releases. The City of Colton also has a companion case in California State court, which is currently stayed for all purposes. Certain defendants in that case have cross-claims against other defendants and have asserted claims against the State of California. The administrative proceedings and the lawsuits generally allege that West Coast Loading Corporation (“WCLC”), a defunct company that operated in Rialto between 1952 and 1957, and an as yet undefined number of other defendants are responsible for the release of perchlorate and solvents into the groundwater basin, and that Black & Decker and certain of its current or former affiliates are liable as a “successor” of WCLC. The Company believes that neither the facts nor the law support an allegation that Black & Decker is responsible for the contamination and is vigorously contesting these claims.

The Company recognizes liabilities for contingent exposures when analysis indicates it is both probable that an asset has been impaired or that a liability has been incurred and the amount of impairment or loss can reasonably be estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount.

In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. In the normal course of business, the Company is involved in various lawsuits and claims. In addition, the Company is a party to a number of proceedings before federal and state regulatory agencies relating to environmental remediation. Also, the Company, along with many other companies, has been named as a PRP in a number of administrative proceedings for the remediation of various waste sites, including 36 active Superfund sites. Current laws potentially impose joint and several liabilities upon each PRP. In assessing its potential liability at these sites, the Company has considered the following: whether responsibility is being disputed, the terms of existing agreements, experience at similar sites, and the Company’s volumetric contribution at these sites.

The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of January 1, 2011 and January 2, 2010, the Company had reserves of $173.0 million and $29.7 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2010 amount, $25.9 million is classified as current and $147.1 million as long-term which is expected to be paid over the estimated remediation period. The range of environmental remediation costs that is reasonably possible is $157 million to $349 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with policy.

The environmental liability for certain sites that have cash payments beyond the current year that are fixed or reliably determinable have been discounted using a rate of 2.0% to 4.6%, depending on the expected timing of disbursements. The discounted and undiscounted amount of the liability relative to these sites is $19.6 million and $32.5 million, respectively. The payments relative to these sites are expected to be $2.5 million in 2011, $3.2 million in 2012, $1.6 million in 2013, $1.6 million in 2014, $1.2 million in 2015 and $22.4 million thereafter.

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

In accordance with the provisions of ASC 360 “Impairment of Long-Lived Assets”, the results of operations of CST/berger and the three small businesses have been reported as discontinued operations. The operating results of the four divested businesses are summarized as follows:

(Millions of Dollars)	2010	2009	2008

Net sales	$—	$—	$60.8
Pretax (loss)/earnings	—	(5.8)	132.8
Income taxes (benefit)	—	(3.3)	44.9

Net (loss)/earnings from discontinued operations	$—	$(2.5)	$87.9

There were no significant assets or liabilities of the divested businesses classified as held for sale in the Consolidated Balance Sheets at January 1, 2011 and January 2, 2010.

U.	PARENT AND SUBSIDIARY DEBT GUARANTEES

The following information is presented in accordance with Rule 3-10 of Regulation S-X. In connection with the Merger, on March 12, 2010, Stanley Black & Decker, Inc. (“Stanley”) and The Black & Decker Corporation (“Black & Decker”) entered into supplemental indentures providing for (i) senior unsubordinated guarantees by Black & Decker of Stanley’s existing notes (the “Black & Decker Guarantees”) and (ii) senior unsubordinated guarantees by Stanley of Black & Decker’s existing notes (the “Stanley Guarantees,” together with the Black & Decker Guarantees, the “Guarantees”). The Black & Decker Guarantees are in respect of the Company’s: 6.15% Notes due 2013; 4.9% Notes due 2012; convertible notes due 2012; and 5.0% Notes due 2010 (collectively the “Stanley Notes”). The Stanley Guarantees are in respect of Black & Decker’s: 5.75% Notes due 2016; 8.95% Notes due 2014; 4.75% Notes due 2014; 7.125% Notes due 2011; and 7.05% Notes due 2028 issued by Black & Decker Holdings, LLC, an indirect wholly-owned subsidiary of

Black & Decker (collectively, the “Black & Decker Notes”). The Stanley Notes and the Black & Decker Notes were issued under indentures attached as Exhibits to this Annual Report on Form 10-K. Each of the Black & Decker Notes (other than the Black & Decker 7.05% Notes) and Black & Decker’s guarantee of the Black & Decker 7.05% Notes rank equally with all of Black & Decker’s other unsecured and unsubordinated indebtedness. The Stanley Guarantees are unsecured obligations of the Company, ranking equal in right of payment with all the Company’s existing and future unsecured and unsubordinated indebtedness.

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

The following tables present the condensed consolidating balance sheets as of January 2, 2010 and January 1, 2011; the condensed consolidating statements of operations for the years ended January 1, 2011, January 2, 2010 and January 3, 2009; and the condensed consolidating statements of cash flows for the years ended January 1, 2011, January 2, 2010 and January 3, 2009. The condensed consolidated financial statements for the year ended January 1, 2011 include the results of Black & Decker from the Merger date. The 2009 comparative condensed consolidating financial statements reflect only the historical Stanley business.

Stanley Black & Decker, Inc.

Condensed Consolidating Statement of Operations
(Millions of Dollars)
Year Ended January 1, 2011

	Parent	The Black &
	Stanley Black &	Decker	Non-Guarantor
	Decker, Inc.	Corporation	Subsidiaries	Eliminations	Consolidated

NET SALES	$1,565.4	$—	$7,240.7	$(396.5)	$8,409.6
COSTS AND EXPENSES
Cost of sales	1,043.1	—	4,740.3	(322.6)	5,460.8
Selling, general and administrative	560.9	96.3	1,585.6	(73.9)	2,168.9
Other-net	38.4	(207.7)	368.9	—	199.6
Restructuring charges and asset impairments	25.4	91.3	125.9	—	242.6
Interest expense, net	56.0	89.5	(44.9)	—	100.6

	1,723.8	69.4	6,775.8	(396.5)	8,172.5

(Loss) earnings from continuing operations before income taxes (benefit) and equity in earnings of subsidiaries	(158.4)	(69.4)	464.9	—	237.1
Income taxes (benefit) on continuing operations before equity in earnings of subsidiaries	(35.6)	(29.2)	103.7	—	38.9
Equity in earnings of subsidiaries	321.0	162.7	—	(483.7)	—

Earnings (loss) from continuing operations	198.2	122.5	361.2	(483.7)	198.2
Less: Net earnings attributable to non-controlling interests	—	—	—	—	—

NET EARNINGS (LOSS) ATTRIBUTABLE TO STANLEY BLACK & DECKER, INC.	$198.2	$122.5	$361.2	$(483.7)	$198.2

Stanley Black & Decker, Inc.

Condensed Consolidating Statement of Operations
(Millions of Dollars)
Year Ended January 2, 2010

	Parent
	Stanley Black &	Non-Guarantor
	Decker, Inc.	Subsidiaries	Eliminations	Consolidated

NET SALES	$1,433.4	$2,615.4	$(311.7)	$3,737.1
COSTS AND EXPENSES
Cost of sales	949.8	1,527.0	(248.0)	2,228.8
Selling, general and administrative	437.3	654.8	(63.7)	1,028.4
Other-net	(52.1)	147.4	—	95.3
Restructuring charges and asset impairments	20.7	20.0	—	40.7
Interest expense, net	55.0	5.6	—	60.6

	1,410.7	2,354.8	(311.7)	3,453.8

Earnings from continuing operations before income taxes and equity in earnings of subsidiaries	22.7	260.6	—	283.3
Income taxes on continuing operations before equity in earnings of subsidiaries	0.9	53.6	—	54.5
Equity in earnings of subsidiaries	207.0	—	(207.0)	—

Earnings (loss) from continuing operations	228.8	207.0	(207.0)	228.8
Less: Net earnings attributable to non-controlling interests	—	2.0	—	2.0

NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	228.8	205.0	(207.0)	226.8

NET LOSS FROM DISCONTINUED OPERATIONS	—	(2.5)	—	(2.5)

NET EARNINGS (LOSS) ATTRIBUTABLE TO STANLEY BLACK & DECKER, INC.	$228.8	$202.5	$(207.0)	$224.3

Stanley Black & Decker, Inc.

Condensed Consolidating Statement of Operations
(Millions of Dollars)
Year Ended January 3, 2009

	Parent
	Stanley Black &	Non-Guarantor
	Decker, Inc.	Subsidiaries	Eliminations	Consolidated

NET SALES	$1,822.2	$3,096.4	$(492.4)	$4,426.2
COSTS AND EXPENSES
Cost of sales	1,244.0	1,893.2	(382.4)	2,754.8
Selling, general and administrative	499.0	718.6	(110.0)	1,107.6
Other-net	20.5	81.7	—	102.2
Restructuring charges and asset impairments	23.1	62.4	—	85.5
Interest expense, net	77.8	5.1	—	82.9

	1,864.4	2,761.0	(492.4)	4,133.0

Earnings (loss) from continuing operations before income taxes and equity in earnings of subsidiaries	(42.2)	335.4	—	293.2
Income (benefit) taxes on continuing operations before equity in earnings of subsidiaries	(27.1)	99.6	—	72.5
Equity in earnings of subsidiaries	235.8	—	(235.8)	—

Earnings (loss) from continuing operations	220.7	235.8	(235.8)	220.7
Less: Net earnings attributable to non-controlling interests	—	1.7	—	1.7

NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	220.7	234.1	(235.8)	219.0

NET EARNINGS FROM DISCONTINUED OPERATIONS	74.5	13.4	—	87.9

NET EARNINGS (LOSS) ATTRIBUTABLE TO STANLEY BLACK & DECKER, INC.	$295.2	$247.5	$(235.8)	$306.9

Stanley Black & Decker, Inc.

Condensed Consolidating Balance Sheet
(Millions of Dollars)
January 1, 2011

	Parent	The Black &	Non-
	Stanley Black &	Decker	Guarantor
	Decker, Inc.	Corporation	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets
Cash and cash equivalents	$(5.0)	$3.5	$1,746.9	$—	$1,745.4
Accounts and notes receivable, net	153.4	—	1,263.7	—	1,417.1
Inventories, net	120.8	—	1,151.2	—	1,272.0
Other current assets	24.8	13.0	343.3	—	381.1

Total Current Assets	294.0	16.5	4,505.1	—	4,815.6
Property, Plant and Equipment, net	172.0	5.0	989.5	—	1,166.5
Goodwill	175.0	1,620.5	4,146.4	—	5,941.9
Other Intangible Assets, net	11.7	—	2,860.5	—	2,872.2
Investment in Subsidiary	9,367.5	3,034.1	—	(12,401.6)	—
Intercompany Receivables	307.6	1,755.1	1,236.5	(3,299.2)	—
Other Assets	40.2	45.9	257.1	—	343.2

Total Assets	$10,368.0	$6,477.1	$13,995.1	$(15,700.8)	$15,139.4

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities
Short-term borrowings	$—	$—	$1.6	$—	$1.6
Current maturities of long-term debt	4.2	409.2	2.7	—	416.1
Accounts payable and accrued expenses	288.5	90.1	1,945.9	—	2,324.5

Total Current Liabilities	292.7	499.3	1,950.2	—	2,742.2
Intercompany Payables	1,147.9	—	2,151.3	(3,299.2)	—
Long-Term Debt	1,817.5	1,029.2	171.4	—	3,018.1
Other Liabilities	52.0	138.3	2,119.1	—	2,309.4
Accumulated other comprehensive loss	(75.4)	(96.8)	55.9	—	(116.3)
Other Shareowners’ Equity	7,133.3	4,907.1	7,494.5	(12,401.6)	7,133.3
Non-controlling interests	—	—	52.7	—	52.7

Total Equity	7,057.9	4,810.3	7,603.1	(12,401.6)	7,069.7

Total Liabilities and Shareowners’ Equity	$10,368.0	$6,477.1	$13,995.1	$(15,700.8)	$15,139.4

Stanley Black & Decker, Inc.

Condensed Consolidating Balance Sheet
(Millions of Dollars)
January 2, 2010

	Parent
	Stanley Black &	Non-Guarantor
	Decker, Inc.	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets
Cash and cash equivalents	$9.2	$391.5	$—	$400.7
Accounts and notes receivable, net	150.2	381.8	—	532.0
Inventories, net	111.5	254.7	—	366.2
Other current assets	12.4	100.6	—	113.0

Total Current Assets	283.3	1,128.6	—	1,411.9
Property, Plant and Equipment, net	197.7	378.2	—	575.9
Goodwill	171.7	1,646.7	—	1,818.4
Other Intangible Assets, net	15.4	761.0	—	776.4
Investment in Subsidiary	3,918.8	—	(3,918.8)	—
Intercompany Receivable	301.7	1,172.2	(1,473.9)	—
Other Assets	35.7	150.8	—	186.5

Total Assets	$4,924.3	$5,237.5	$(5,392.7)	$4,769.1

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities
Short-term borrowings	$87.0	$3.4	$—	$90.4
Current maturities of long-term debt	204.5	3.5	—	208.0
Accounts payable and accrued expenses	241.2	652.4	—	893.6

Total Current Liabilities	532.7	659.3	—	1,192.0
Intercompany Payables	1,172.2	301.7	(1,473.9)	—
Long-Term Debt	1,079.1	5.6	—	1,084.7
Other Liabilities	100.9	380.0	—	480.9
Accumulated other comprehensive loss	(23.2)	(53.3)	—	(76.5)
Other Shareowners’ Equity	2,062.6	3,918.8	(3,918.8)	2,062.6
Non-controlling interests	—	25.4	—	25.4

Total Equity	2,039.4	3,890.9	(3,918.8)	2,011.5

Total Liabilities and Shareowners’ Equity	$4,924.3	$5,237.5	$(5,392.7)	$4,769.1

Stanley Black & Decker, Inc.

Condensed Consolidating Statements of Cash Flow
(Millions of Dollars)
Year Ended January 1, 2011

	Parent	The Black &
	Stanley Black &	Decker	Non-Guarantor
	Decker, Inc.	Corporation	Subsidiaries	Eliminations	Consolidated

Cash (used in) provided by operating activities	$(520.5)	$55.4	$1,204.4	—	$739.3
Investing Activities
Capital expenditures and capitalized software	(38.1)	(2.6)	(144.8)	—	(185.5)
Business acquisitions and asset disposals	(451.4)	(14.2)	(73.7)	—	(539.3)
Cash acquired from Black & Decker	—	1.8	947.6	—	949.4
Intercompany payables and receivables	498.0	453.5	—	(951.5)	—
Other investing activities	(1.5)	46.5	—	—	45.0

Cash (used in) provided by investing activities	7.0	485.0	729.1	(951.5)	269.6
Financing Activities
Payments on long-term debt	(512.7)	—	(3.1)	—	(515.8)
Proceeds from debt issuance, net of issuance costs	1,009.8	—	—	—	1,009.8
Proceeds from issuance of common stock	396.1	—	—	—	396.1
Stock purchase contract fees	(7.7)	—	—	—	(7.7)
Net repayments on short-term borrowings	(88.7)	(175.0)	0.1	—	(263.6)
Cash dividends on common stock	(193.9)	(7.7)	—	—	(201.6)
Purchase of common stock from treasury	(4.9)	—	—	—	(4.9)
Termination of forward starting interest rate swap	(48.4)	—	—	—	(48.4)
Net premium paid for equity option	(50.3)	—	—	—	(50.3)
Intercompany payables and receivables	—	(354.2)	(597.3)	951.5	—

Cash provided by (used in) financing activities	499.3	(536.9)	(600.3)	951.5	313.6
Effect of exchange rate changes on cash	—	—	22.2	—	22.2

Change in cash and cash equivalents	(14.2)	3.5	1,355.4	—	1,344.7
Cash and cash equivalents, beginning of year	9.2	—	391.5	—	400.7

Cash and cash equivalents, end of year	$(5.0)	$3.5	$1,746.9	—	$1,745.4

Stanley Black & Decker, Inc.

Condensed Consolidating Statements of Cash Flow
(Millions of Dollars)
Year Ended January 2, 2010

	Parent
	Stanley Black &	Non-Guarantor
	Decker, Inc.	Subsidiaries	Eliminations	Consolidated

Cash (used in) provided by operating activities	$(334.5)	$873.9	$—	$539.4
Investing Activities
Capital expenditures and capitalized software	(34.3)	(59.1)	—	(93.4)
Business acquisitions and asset disposals	(5.9)	(15.9)	—	(21.8)
Intercompany payables and receivables	618.4	—	(618.4)	—

Cash provided by (used in) investing activities	578.2	(75.0)	(618.4)	(115.2)
Financing Activities
Payments on long-term debt	(60.0)	(4.5)	—	(64.5)
Stock purchase contract fees	(15.2)	—	—	(15.2)
Net (repayments) borrowings on short-term borrowings	(121.6)	1.7	—	(119.9)
Proceeds from issuance of common stock	61.2	—		61.2
Cash dividends on common stock	(103.6)	—	—	(103.6)
Purchase of common stock from treasury	(2.6)	—	—	(2.6)
Net premium paid for equity option	(9.2)	—	—	(9.2)
Other financing activities	—	4.8	—	4.8
Intercompany payables and receivables	—	(618.4)	618.4	—

Cash (used in) provided by financing activities	(251.0)	(616.4)	618.4	(249.0)
Effect of exchange rate changes on cash	—	13.9	—	13.9

Change in cash and cash equivalents	(7.3)	196.4	—	189.1
Cash and cash equivalents, beginning of year	16.5	195.1	—	211.6

Cash and cash equivalents, end of year	$9.2	$391.5	$—	$400.7

Stanley Black & Decker, Inc.

Condensed Consolidating Statements of Cash Flow
(Millions of Dollars)
Year Ended January 3, 2009

	Parent
	Stanley Black &	Non-Guarantor
	Decker, Inc.	Subsidiaries	Eliminations	Consolidated

Cash (used in) provided by operating activities	$(1,191.2)	$1,707.8	$—	$516.6
Investing Activities
Capital expenditures and capitalized software	(58.9)	(81.9)	—	(140.8)
Business acquisitions and asset disposals	166.2	(532.3)	—	(366.1)
Net investment hedge settlement	19.1	—	—	19.1
Intercompany payables and receivables	1,106.1	—	(1,106.1)	—
Other investing activities	—	23.2	—	23.2

Cash provided by (used in) investing activities	1,232.5	(591.0)	(1,106.1)	(464.6)
Financing Activities
Payments on long-term debt	(43.4)	(1.5)	—	(44.9)
Proceeds from long-term borrowings, net of debt issuance costs	248.0	0.2	—	248.2
Stock purchase contract fees	(11.1)	—	—	(11.1)
Net repayments on short-term borrowings	(72.0)	(1.5)	—	(73.5)
Interest rate swap termination	16.2	—	—	16.2
Proceeds from issuance of common stock	19.2	—	—	19.2
Cash dividends on common stock	(99.0)	—	—	(99.0)
Purchase of common stock from treasury	(103.3)	—	—	(103.3)
Intercompany payables and receivables	—	(1,106.1)	1,106.1	—

Cash (used in) provided by financing activities	(45.4)	(1,108.9)	1,106.1	(48.2)
Effect of exchange rate changes on cash	—	(32.6)	—	(32.6)

Change in cash and cash equivalents	(4.1)	(24.7)	—	(28.8)
Cash and cash equivalents, beginning of year	20.6	219.8	—	240.4

Cash and cash equivalents, end of year	$16.5	$195.1	$—	$211.6

SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	Quarter
(Millions of Dollars, except per share amounts)	First	Second	Third	Fourth	Year

2010
Net sales	$1,262.0	$2,365.6	$2,369.1	$2,412.9	$8,409.6
Gross profit	455.9	769.0	854.3	869.6	2,948.8
Selling, general and administrative expenses	382.5	584.2	582.6	619.6	2,168.9
Net (loss) earnings from continuing operations	(108.5)	46.3	123.1	137.3	198.2
Less: Earnings (loss) from non-controlling interest	0.1	0.5	(0.1)	(0.5)	—

Net (loss) earnings from continuing operations attributable to Stanley Black & Decker, Inc.	$(108.6)	$45.8	$123.2	$137.8	$198.2

Basic earnings (loss) per common share:
Continuing operations	$(1.11)	$0.28	$0.74	$0.83	$1.34
Discontinued operations	—	—	—	—	—

Total basic earnings (loss) per common share	$(1.11)	$0.28	$0.74	$0.83	$1.34

Diluted earnings (loss) per common share:
Continuing operations	$(1.11)	$0.28	$0.73	$0.81	$1.32
Discontinued operations	—	—	—	—	—

Total diluted earnings (loss) per common share	$(1.11)	$0.28	$0.73	$0.81	$1.32

2009
Net sales	$913.0	$919.2	$935.5	$969.4	$3,737.1
Gross profit	361.1	366.6	386.4	394.2	1,508.3
Selling, general and administrative expenses	252.7	255.3	251.4	269.0	1.028.4
Net earnings from continuing operations	39.0	72.0	62.1	55.7	228.8
Less: Earnings (loss) from non-controlling interest	0.7	1.2	0.3	(0.2)	2.0

Net earnings from continuing operations attributable to Stanley Black & Decker, Inc.	38.3	70.8	61.8	55.9	226.8
Net earnings (loss) from discontinued operations	(0.6)	(1.3)	(1.4)	0.8	(2.5)

Net earnings attributable to Stanley Black & Decker, Inc.	$37.7	$69.5	$60.4	$56.7	$224.3

Basic earnings (loss) per common share:
Continuing operations	$0.48	$0.89	$0.77	$0.69	$2.84
Discontinued operations	(0.01)	(0.02)	(0.02)	0.01	(0.03)

Total basic earnings per common share	$0.48	$0.88	$0.75	$0.70	$2.81

Diluted earnings (loss) per common share:
Continuing operations	$0.48	$0.89	$0.77	$0.68	$2.82
Discontinued operations	(0.01)	(0.02)	(0.02)	0.01	(0.03)

Total diluted earnings per common share	$0.47	$0.87	$0.75	$0.69	$2.79

For 2010, both basic and diluted earnings per share for the full year do not equal the sum of the basic and diluted earnings per share as reported for the first through fourth quarters. This is primarily due to a significant increase in basic and diluted weighted average shares outstanding from the issuance of 78.5 million of stock to former Black & Decker shareowners as a result of the Merger.

During 2010, the Company recognized $538.4 million ($421.1 million after tax), or $2.80 per diluted share, in charges primarily related to the Merger which included amortization of inventory step-up, facility closure-related charges, certain executive compensation and severance costs, transaction and integration costs partially offset by pension curtailment gains. The impact of these merger and acquisition-related charges and effect on diluted earnings per share by quarter was as follows:

		Merger and Acquisition-Related Charge	Diluted EPS Impact

•	Q1 2010 -	$212.8 million ($178.7 million after-tax)	$1.80 per diluted share
•	Q2 2010 -	$229.4 million ($160.3 million after-tax)	$0.97 per diluted share
•	Q3 2010 -	$57.5 million ($41.4 million after-tax)	$0.24 per diluted share
•	Q4 2010 -	$38.7 million ($40.7 million after-tax)	$0.24 per diluted share

In the second quarter of 2010, the Company recognized an income tax benefit attributable to the settlement of certain tax contingencies of $36 million, or $0.24 per diluted share ($0.21 per diluted share on a full-year basis).

In the second quarter of 2009, the Company recognized a $43.8 million, or $0.34 per diluted share, pre-tax gain from the repurchase of $103.0 million junior subordinated debt securities. In the fourth quarter of 2009, the Company recognized $19.3 million, or $0.22 per diluted share, in pre-tax transaction and integration planning charges primarily related to the pending Black & Decker merger.

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

3.1	(a)	Restated Certificate of Incorporation dated September 15, 1998 (incorporated by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010).

	(b)	Certificate of Amendment to the Restated Certificate of Incorporation dated December 21, 2009 (incorporated by reference to Exhibit 3(ii) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010).

	(c)	Certificate of Amendment to the Restated Certificate of Incorporation dated March 12, 2010 (incorporated by reference to Exhibit 3(iii) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010).

	(d)	Certificate of Amendment to the Restated Certificate of Incorporation dated November 5, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 9, 2010).

3.2	(a)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 12, 2010).

	(b)	Amendment to Amended and Restated Bylaws dated February 15, 2011 (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed on February 16, 2011).

4.1	(a)	Indenture, dated as of June 26, 1998, by and among Black & Decker Holdings Inc., as Issuer, The Black & Decker Corporation, as Guarantor, and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on March 12, 2010).

	(b)	First Supplemental Indenture dated as of March 12, 2010, to the Indenture dated as of June 26, 1998, by and among Black & Decker Holdings, Inc., as issuer, The Black & Decker Corporation, as guarantor and The First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on March 12, 2010).

4.2	(a)	Indenture, dated as of June 5, 2001, between The Black & Decker Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on March 12, 2010).

	(b)	First Supplemental Indenture dated as of March 12, 2010, to the Indenture dated as of June 5, 2001, between The Black & Decker Corporation and The Bank of New York Mellon (formerly, The Bank of New York), as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on March 12, 2010).

4.3	(a)	Indenture, dated as of November 1, 2002 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee to JPMorgan Chase Bank, defining the rights of holders of 3 1/2% Notes Due November 1, 2007, 4 9/10% Notes due November 1, 2012 and 6.15% Notes due 2013 (incorporated by reference to Exhibit 4(vi) to the Company’s Annual Report on Form 10-K for the year ended December 28, 2002).

	(b)	Certificate of Designated Officers establishing Terms of 3 1/2% Series A Senior Notes due 2007, 4 9/10% Series A Senior Notes due 2012, 3 1/2% Series B Senior Notes due 2007 and 4 9/10% Series B Senior Notes due 2012 (incorporated by reference to Exhibit 4(ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003).

	(c)	Officers’ Certificate relating to the 6.15% Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 29, 2008).

	(d)	Second Supplemental Indenture dated as of March 12, 2010 to the Indenture dated as of November 1, 2002 between The Stanley Works and The Bank of New York Mellon Trust Company, as successor trustee to JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 12, 2010).

	(e)	Third Supplemental Indenture dated as of September 3, 2010, to the Indenture dated as of November 1, 2002, among Stanley Black & Decker, Inc., The Black & Decker Corporation and The Bank of New York Mellon Trust Company, N.A., as successor trustee to JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as trustee (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 7, 2010).

4.4	(a)	Indenture, dated as of October 18, 2004, between The Black & Decker Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on March 12, 2010).

	(b)	First Supplemental Indenture dated as of March 12, 2010, to the Indenture dated as of October 18, 2004 between The Black & Decker Corporation and The Bank of New York Mellon (formerly, The Bank of New York) as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 12, 2010).

4.5	(a)	Indenture, dated November 22, 2005, between The Stanley Works and HSBC Bank USA, National Association, as indenture trustee (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K dated November 29, 2005).

	(b)	First Supplemental Indenture, dated November 22, 2005, between The Stanley Works and HSBC Bank USA, National Association, as indenture trustee (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K dated November 29, 2005).

	(c)	Form of 5.902% Fixed Rate/Floating Rate Junior Subordinated Debt Securities due December 1, 2045 (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K dated November 29, 2005).

	(d)	Second Supplemental Indenture dated as of November 5, 2010, to the Indenture dated as of November 22, 2005, between Stanley Black & Decker, Inc. and HSBC Bank USA, National Association, as trustee (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on November 9, 2010).

4.6	(a)	Indenture, dated as of November 16, 2006, between The Black & Decker Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on March 12, 2010).

	(b)	First Supplemental Indenture, dated as of November 16, 2006, between The Black & Decker Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.6(a) to the Company’s Current Report on Form 8-K filed on March 12, 2010).

	(c)	Second Supplemental Indenture, dated as of April 3, 2009, between The Black & Decker Corporation and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.6(b) to the Company’s Current Report on Form 8-K filed on March 12, 2010).

	(d)	Third Supplemental Indenture dated as of March 12, 2010, to the Indenture dated as of November 16, 2006 between The Black & Decker Corporation, and The Bank of New York Mellon (formerly, The Bank of New York), as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 12, 2010).

4.7	(a)	Rights Agreement dated as of January 19, 2006, by and between The Stanley Works and Computershare Investor Services L.L.C. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A dated February 22, 2006).

	(b)	Amendment No. 1 dated as of December 21, 2009 to the Rights Agreement, dated as of January 19, 2006, between The Stanley Works and the Computershare Investor Services L.L.C. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated December 21, 2009).

4.8	(a)	Purchase Contract and Pledge Agreement, dated as of March 20, 2007, between The Stanley Works, The Bank of New York Trust Company, N.A., as Purchase Contract Agent, and HSBC Bank USA, National Association, as Collateral Agent and Securities Intermediary (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 23, 2007).

	(b)	Form of Corporate Units Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K dated March 23, 2007).

	(c)	Form of Treasury Units Certificate (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K dated March 23, 2007).

	(d)	Form of Unpledged Convertible Note (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K dated March 23, 2007).

	(e)	Form of Pledged Convertible Note (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K dated March 23, 2007).

	(f)	Form of Officer’s Certificate, dated March 20, 2006, relating to the 5.00% Notes due 2010 (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K dated March 23, 2007).

	(g)	Form of 5.00% Notes due 2010 (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K dated March 23, 2007).

4.9	(a)	Purchase Contract and Pledge Agreement dated as of November 5, 2010 among Stanley Black & Decker, Inc., The Bank of New York Mellon Trust Company, National Association, as purchase contract agent, and HSBC Bank USA, National Association, as collateral agent, as custodial agent, and as securities intermediary (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 9, 2010).

	(b)	Form of 4.75% Series B Perpetual Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 9, 2010).

	(c)	Form of Corporate Unit (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on November 9, 2010).

	(d)	Form of Treasury Unit (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on November 9, 2010).

	(e)	Form of Cash-Settled Unit (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on November 9, 2010).

	(f)	Form of Unpledged Note (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on November 9, 2010).

	(g)	Form of Pledged Note (incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on November 9, 2010).

10.1		364-Day Credit Agreement dated as of March 12, 2010, among Stanley Black & Decker, Inc., The Black & Decker Corporation, as Subsidiary Guarantor, and each of the initial lenders named therein, Citibank, N.A., as Administrative Agent, Citigroup Global Markets Inc. and Banc of America Securities LLC, as Lead Arrangers and Book Runners, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 12, 2010).

10.2	(a)	Amended and Restated Credit Agreement, dated as of February 27, 2008, by and among The Stanley Works, the lenders named therein, Citibank, N.A., as Administrative Agent, Citigroup Global Markets Inc. and Banc of America Securities LLC, as Lead Arrangers and Book Runners, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 27, 2008).

	(b)	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of February 17, 2009 (incorporated by reference to Exhibit 10(v)(a) to the Company’s Annual Report on Form 10-K for the year ended January 3, 2009).

	(c)	Amendment No. 2 dated as of March 12, 2010 to the Amended and Restated Credit Agreement dated as of February 27, 2008, as amended, among Stanley Black & Decker, Inc. (formerly known as The Stanley Works), the Lenders party thereto and Citibank, N.A. as Agent for the Lenders( incorporated by reference to Exhibit 10(ii) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010).

10.3		Master Leasing Agreement, dated September 1, 1992 between GE Capital Commercial Inc. (f/k/a Citicorp Leasing, Inc., successor-in-interest to BLC Corporation) and The Stanley Works (incorporated by reference to Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 1992).

10.4		Executive Chairman Agreement dated as of November 2, 2009, among The Stanley Works and Nolan D. Archibald (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 3, 2009)*.

10.5	(a)	Second Amended and Restated Employment Agreement, dated as of November 2, 2009, among The Stanley Works and John F. Lundgren (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 3, 2009)*.

	(b)	Amended and Restated Change in Control Severance Agreement dated December 10, 2008 between The Stanley Works and John F. Lundgren. (incorporated by reference to Exhibit (xviii) to the Annual Report on Form 10-K for the period ended January 3, 2009).*

10.6		Employment Agreement, dated as of November 2, 2009, among The Stanley Works and James M. Loree (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 3, 2009)*.

10.7		Form A of Amended and Restated Change in Control Severance Agreement. James M. Loree is a party to a Restated and Amended Change in Control Severance Agreement in this Form. (incorporated by reference to Exhibit (xiv) to the Company’s Annual Report on Form 10-K for the period ended January 3, 2009).*

10.8		Form B of Amended and Restated Change in Control Severance Agreement. Each of Jeffery D. Ansell, Hubert W. Davis, Jr., and Mark J. Mathieu are parties to Amended and Restated Change in Control Severance Agreements in this Form. (incorporated by reference to Exhibit (xv) to the Company’s Annual Report on Form 10-K for the period ended January 3, 2009).*

10.9		Form B of Change in Control Severance Agreement. Donald Allan, Jr., is a party to a Change in Control Severance Agreement in this Form. (incorporated by reference to Exhibit (xvi) to the Company’s Annual Report on Form 10-K for the period ended January 3, 2009).*

10.10		Deferred Compensation Plan for Non-Employee Directors amended and restated as of December 11, 2007 (incorporated by reference to Exhibit 10(vii) to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007).*

10.11		Deferred Compensation Plan for Participants in Stanley’s Management Incentive Plan amended and restated as of December 11, 2007 (incorporated by reference to Exhibit 10(ix) to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007).*

10.12	(a)	Stanley Black & Decker Supplemental Retirement Account Plan (as in effect, January 1, 2011, except as otherwise provided therein).*

	(b)	Stanley Black & Decker Supplemental Retirement Plan (effective, January 1, 2011, except as otherwise provided therein).*

10.13		Supplemental Executive Retirement Program amended and restated effective January 1, 2009 except as otherwise provided therein. (incorporated by reference to Exhibit (ix) to the Company’s Annual Report on Form 10-K for the period ended January 3, 2009).*

10.14		Note Purchase Agreement, dated as of June 30, 1998, between the Stanley Account Value Plan Trust, acting by and through Citibank, N.A. as trustee under the trust agreement for the Stanley Account Value Plan, for $41,050,763 aggregate principal amount of 6.07% Senior ESOP Guaranteed Notes Due December 31, 2009 (incorporated by reference to Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1998).

10.15		New 1991 Loan Agreement, dated June 30, 1998, between The Stanley Works, as lender, and Citibank, N.A. as trustee under the trust agreement for the Stanley Account Value Plan, to refinance the 1991 Salaried Employee ESOP Loan and the 1991 Hourly ESOP Loan and their related promissory notes (incorporated by reference to Exhibit 10(ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1998).

10.16		The Stanley Works Non-Employee Directors’ Benefit Trust Agreement dated December 27, 1989 and amended as of January 1, 1991 by and between The Stanley Works and Fleet National Bank, as successor trustee (incorporated by reference to Exhibit (10)(xvii)(a) to the Company’s Annual Report on Form 10-K for year ended December 29, 1990).

10.17		Description of the terms of a cash bonus award granted to Jeffery D. Ansell in July 2010.*

10.18	(a)	1997 Long-Term Incentive Plan as amended effective October 17, 2008.(incorporated by reference to Exhibit (x) to the Company’s Annual Report on Form 10-K for the period ended January 3, 2009).*

	(b)	Form of Award Agreement for the Long-Term Incentive Award Program for the period January 1, 2006 through January 3, 2009 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated April 27, 2006).*

	(c)	Description of the Performance Criteria and Range of Certain Awards under the Long-Term Incentive Award Program for the period January 1, 2006 through January 3, 2009 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated April 27, 2006).*

	(d)	Form of Award Agreement for the Long-Term Incentive Award Program for fiscal years 2007 through 2009 (incorporated by reference to Exhibit 10(xiii)(f) to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007).*

	(e)	Description of the Performance Criteria and Range of Certain Awards under the Long-Term Incentive Award Program for fiscal years 2007 through 2009 (incorporated by reference to Exhibit 10(xiii)(g) to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007).*

	(f)	Form of Restricted Stock Unit Award Certificate for grants of restricted stock units pursuant to 1997 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 15, 2005).*

	(g)	Summary of Material Terms of Special Bonus Program (incorporated by reference to Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2007).*

10.19	(a)	2001 Long-Term Incentive Plan as amended effective October 17, 2008 (incorporated by reference to Exhibit (xi) to the Company’s Annual Report on Form 10-K for the period ended January 3, 2009).*

	(b)	Form of Stock Option Certificate for stock options granted pursuant to 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(xiv)(a) to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007).*

	(c)	Form of Restricted Stock Unit Award Certificate for grants of restricted stock units pursuant to 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(xiv)(c) to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007).*

	(d)	Terms and Conditions applicable to Long Term Performance Awards issued pursuant to the 1997 and the 2001 Long Term Incentive Plans. (incorporated by reference to Exhibit (xi)(c) to the Company’s Annual Report on Form 10-K for the period ended January 3, 2009).*

	(e)	Form of Award Letter for Long Term Performance Awards issued pursuant to the 2001 Long Term Incentive Plan. (incorporated by reference to Exhibit (xi)(d) to the company’s Annual Report on Form 10-K for the period ended January 3, 2009).*

10.20	(a)	The Stanley Works 2009 Long-Term Incentive Plan (as amended March 12, 2010)(incorporated by reference Exhibit 4.7 to the Company’s Registration Statement on Form S-8 Reg. No. 333-165454 filed on March 12, 2010)*.

	(b)	Form of award letter for restricted stock unit grants to executive officers pursuant to the Company’s 2009 Long Term Incentive Plan (as amended March 12, 2010)(incorporated by reference to Exhibit 10(vi)(b) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010)*.

	(c)	Form of stock option certificate for executive officers pursuant to the Company’s 2009 Long Term Incentive Plan (as amended March 12, 2010) (incorporated by reference to Exhibit 10(vi)(c) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010)*.*.

	(d)	Terms of special one-time award of restricted stock units to John F. Lundgren under his employment agreement and The Stanley Works 2009 Long-Term Incentive Plan (as amended March 12, 2010) (incorporated by reference to Exhibit 10(vi)(d) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010).*

	(e)	Terms of special on-time award of restricted stock units to James M. Loree under his employment agreement and The Stanley Works 2009 Long-Term Incentive Plan (as amended March 12, 2010) (incorporated by reference to Exhibit 10(vi)(e) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010).*

	(f)	Terms of special one-time grant of stock options to Nolan D. Archibald under his executive chairman agreement and The Stanley Works 2009 Long-Term Incentive Plan (as amended March 12, 2010) (incorporated by reference to Exhibit 10(vi)(f) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010).*

10.21	(a)	The Stanley Works Restricted Stock Unit Plan for Non-Employee Directors amended and restated as of December 11, 2007 (incorporated by reference to Exhibit 10(xx) to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007).*

	(b)	Form of Certificate for RSUs issued pursuant to The Stanley Works Restricted Stock Unit Plan for Non-Employee Directors (incorporated by reference to Exhibit 10(xxv) to the Company’s Annual Report on Form 10-K for the year ended January 1, 2005).*

10.22		The Stanley Works 2006 Management Incentive Compensation Plan amended and restated as of December 11, 2007 (incorporated by reference to Exhibit (xx) to the Company’s Annual Report on Form 10-K for the period ended January 3, 2009).*

10.23		Special Severance Policy for Management Incentive Compensation Plan Participants Levels 1-5 as amended effective October 17, 2008 (incorporated by reference to Exhibit (xxi) to the Company’s Annual Report on Form 10-K for the period ended January 3, 2009).*

10.24		Employee Stock Purchase Plan as amended April 23, 2009 (incorporated by reference to Exhibit 10(iii)(d) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2009).*

10.25		The Black & Decker 1992 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.9 to the Company’s Post -Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement (Registration No. 333-163509) filed on March 12, 2010)*.

10.26		The Black & Decker 1995 Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 4.12 to the Company’s Post -Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement (Registration No. 333-163509) filed on March 12, 2010)*.

10.27		The Black & Decker 1996 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 12, 2010)*.

10.28		The Black & Decker 2003 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on March 12, 2010)*.

10.29	(a)	The Black & Decker Corporation 2004 Restricted Stock Plan(incorporated by reference to Exhibit 10(xi)(a) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010)*.

	(b)	Form of Restricted Share Agreement relating to The Black & Decker Corporation 2004 Restricted Stock Plan(incorporated by reference to Exhibit 10(xi)(b) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010)*.

10.30	(a)	The Black & Decker 2008 Restricted Stock Plan (incorporated by reference to Exhibit 4.10 to the Company’s Post -Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement (Registration No. 333-163509) filed on March 12, 2010)*.

	(b)	Form of Restricted Stock Unit Award Agreement relating to The Black & Decker Corporation 2008 Restricted Stock Plan (incorporated by reference to Exhibit 10(xii) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010)*.

10.31		The Black & Decker Non-Employee Directors Stock Plan (incorporated by reference to Exhibit 4.11 to the Company’s Post -Effective Amendment No. 1 on Form S-8 To Form S-4 Registration Statement (Registration No. 333-163509) filed on March 12, 2010)*.

10.32		Form of Nonqualified Stock Option Agreement relating to The Black & Decker Corporation’s stock option plans (incorporated by reference to Exhibit 10(xix) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010)*.

10.33		The Black & Decker Supplemental Pension Plan, as amended and restated (incorporated by reference to Exhibit 10(xx) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010)*.

10.34		First Amendment to The Black & Decker Supplemental Pension Plan (incorporated by reference to Exhibit 10(xxi) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010)*.

10.35		The Black & Decker Supplemental Executive Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10(xxii) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010)*.

11		Statement re computation of per share earnings (the information required to be presented in this exhibit appears in Note to the Company’s Consolidated Financial Statements set forth in this Annual Report on Form 10-K).

12		Statement re computation of ratio of earnings to fixed charges.

14		Code of Ethics for CEO and Senior Financial Officers (incorporated by reference to the Company’s website, www.stanleyblackanddecker.com.

21		Subsidiaries of Registrant.

23		Consent of Independent Registered Public Accounting Firm.

24		Power of Attorney.

31.1	(a)	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)

31.1	(b)	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)

32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1		Policy on Confidential Proxy Voting and Independent Tabulation and Inspection of Elections as adopted by The Board of Directors October 23, 1991 (incorporated by reference to Exhibit (28)(i) to the Quarterly Report on Form 10-Q for the quarter ended September 28, 1991).

*	Management contract or compensation plan or arrangement.