Form 10-Q
period 2011-04-02
STANLEY BLACK & DECKER, INC.
filed 2011-05-12
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2011.
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
168,112,732 shares of the registrant’s common stock were outstanding as of May 5, 2011

PART I — FINANCIAL INFORMATION	3
ITEM 1. FINANCIAL STATEMENTS	3
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	30
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	38
ITEM 4. CONTROLS AND PROCEDURES	38
PART II — OTHER INFORMATION	40
ITEM 1A. RISK FACTORS	40
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	40
ITEM 6. EXHIBITS	41
SIGNATURE	42
EX-31.I.A
EX-31.I.B
EX-32.I
EX-32.II
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED APRIL 2, 2011 AND APRIL 3, 2010
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	2011	2010
NET SALES	$2,380.7	$1,262.0
COSTS AND EXPENSES
Cost of sales	1,498.2	806.1
Selling, general and administrative	602.9	378.5
Provision for doubtful accounts	2.8	4.0
Other, net	52.5	64.9
Restructuring charges and asset impairments	13.3	97.4
Interest expense	34.6	19.3
Interest income	(5.1)	(1.2)

	2,199.2	1,369.0

Earnings (loss) from continuing operations before income taxes	181.5	(107.0)
Income taxes on continuing operations	23.1	1.5

Net earnings (loss) from continuing operations	158.4	(108.5)

Less: Net (loss) earnings attributable to non-controlling interests	(0.3)	0.1

NET EARNINGS (LOSS) ATTRIBUTABLE TO STANLEY BLACK & DECKER, INC.	$158.7	$(108.6)

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Total basic earnings (loss) per share of common stock	$0.95	$(1.11)

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Total diluted earnings (loss) per share of common stock	$0.92	$(1.11)

DIVIDENDS PER SHARE OF COMMON STOCK	$0.41	$0.33

AVERAGE SHARES OUTSTANDING (in thousands):
Basic	167,259	97,672

Diluted	171,945	97,672

See notes to condensed consolidated financial statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
APRIL 2, 2011 AND JANUARY 1, 2011
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$1,883.5	$1,745.4
Accounts and notes receivable, net	1,547.8	1,417.1
Inventories, net	1,413.6	1,272.0
Prepaid expenses	203.3	224.0
Other current assets	126.3	157.1

Total Current Assets	5,174.5	4,815.6
Property, Plant and Equipment, net	1,144.9	1,166.5
Goodwill	6,189.6	5,941.9
Customer Relationships, net	882.5	889.8
Trade Names, net	1,849.4	1,839.4
Other Intangible Assets, net	141.0	143.0
Other Assets	374.1	343.2

Total Assets	$15,756.0	$15,139.4

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities
Short-term borrowings	$143.0	$1.6
Current maturities of long-term debt	410.5	416.1
Accounts payable	1,170.6	998.6
Accrued expenses	1,268.0	1,325.9

Total Current Liabilities	2,992.1	2,742.2
Long-Term Debt	3,008.5	3,018.1
Post-Retirement Benefits	657.1	642.8
Deferred Taxes	919.9	901.1
Other Liabilities	792.6	765.5
Commitments and Contingencies (Note Q)	—	—
Stanley Black & Decker, Inc. Shareowners’ Equity
Common stock, par value $2.50 per share	440.7	440.7
Authorized 300,000,000 shares
Issued 176,091,572 shares at April 2, 2011 and January 1, 2011
Additional paid in capital	4,907.6	4,885.7
Retained earnings	2,392.5	2,301.8
Accumulated other comprehensive income (loss)	33.3	(116.3)
ESOP	(73.0)	(74.5)

	7,701.1	7,437.4
Less: cost of common stock in treasury	(367.7)	(420.4)

Stanley Black & Decker, Inc. Shareowners’ Equity	7,333.4	7,017.0
Non-controlling interests	52.4	52.7

Total Shareowners’ Equity	7,385.8	7,069.7

Total Liabilities and Shareowners’ Equity	$15,756.0	$15,139.4

See notes to condensed consolidated financial statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED APRIL 2, 2011 AND APRIL 3, 2010
(Unaudited, Millions of Dollars)

	2011	2010
OPERATING ACTIVITIES
Net earnings (loss)	$158.4	$(108.5)
Less: Net (loss) earnings attributable to non-controlling interest	(0.3)	0.1

Net earnings (loss) attributable to Stanley Black & Decker, Inc	158.7	(108.6)
Depreciation and amortization	103.9	59.7
Changes in working capital	(70.3)	(90.4)
Changes in other assets and liabilities	(71.9)	106.6

Cash provided by (used in) operating activities	120.4	(32.7)
INVESTING ACTIVITIES
Capital expenditures and capitalized software	(70.1)	(22.1)
Business acquisitions and asset disposals	(44.5)	(7.2)
Cash acquired from Black & Decker	—	949.4
Interest rate swap terminations	—	30.0
Payments on net investment hedge settlements	(22.7)	(16.1)

Cash (used in) provided by investing activities	(137.3)	934.0
FINANCING ACTIVITIES
Payments on long-term debt	(0.5)	(200.8)
Stock purchase contract fees	(0.8)	(3.8)
Net short-term borrowings	141.4	435.9
Cash dividends on common stock	(68.6)	(34.3)
Proceeds from the issuance of common stock	55.4	14.0
Purchase of common stock for treasury	(0.7)	(0.1)

Cash provided by financing activities	126.2	210.9
Effect of exchange rate changes on cash and cash equivalents	28.8	(7.5)

Change in cash and cash equivalents	138.1	1,104.7

Cash and cash equivalents, beginning of period	1,745.4	400.7

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,883.5	$1,505.4

See notes to condensed consolidated financial statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareowners’ Equity
Periods ended April 2, 2011 and April 3, 2010
(Millions of Dollars, Except Per Share Amounts)

				Accumulated
		Additional		Other
	Common	Paid In	Retained	Comprehensive		Treasury	Non-controlling	Shareowners’
	Stock	Capital	Earnings	Income (Loss)	ESOP	Stock	Interests	Equity
Balance January 1, 2011	$440.7	$4,885.7	$2,301.8	$(116.3)	$(74.5)	$(420.4)	$52.7	$7,069.7
Comprehensive income:
Net earnings (loss)			158.7				(0.3)	158.4
Currency translation adjustment and other				155.2				155.2
Cash flow hedge, net of tax				(4.6)				(4.6)
Change in pension, net of tax				(1.0)				(1.0)

Total comprehensive income (loss)			158.7	149.6			(0.3)	308.0
Cash dividends declared — $0.41 per share			(68.6)					(68.6)
Issuance of common stock		(0.6)				53.4		52.8
Repurchase of common stock (8,648 shares)						(0.7)		(0.7)
Stock-based compensation related		15.3						15.3
Tax benefit related to stock options exercised		7.2						7.2
ESOP and related tax benefit			0.6		1.5			2.1

Balance April 2, 2011	$440.7	$4,907.6	$2,392.5	$33.3	$(73.0)	$(367.7)	$52.4	$7,385.8

				Accumulated
		Additional		Other
	Common	Paid In	Retained	Comprehensive		Treasury	Non-controlling	Shareowners’
	Stock	Capital	Earnings	Income (Loss)	ESOP	Stock	Interests	Equity
Balance January 2, 2010	$230.9	$126.7	$2,295.5	$(76.5)	$(80.8)	$(509.7)	$25.4	$2,011.5
Comprehensive income:
Net (loss) earnings			(108.6)				0.1	(108.5)
Currency translation adjustment and other				(41.6)				(41.6)
Cash flow hedge, net of tax				(1.5)				(1.5)
Change in pension, net of tax				2.0				2.0

Total comprehensive (loss) income			(108.6)	(41.1)			0.1	(149.6)
Cash dividends declared — $0.33 per share			(26.6)					(26.6)
Issuance of common stock		(10.3)				22.4		12.1
Black & Decker consideration paid	196.3	4,459.3				0.3		4,655.9
Repurchase of common stock (541 shares)						(0.1)		(0.1)
Non-controlling interest buyout		0.7					(0.7)	—
Settlement of equity option		1.7				(1.7)		—
Stock-based compensation related		31.5						31.5
Tax benefit related to stock options exercised		1.6						1.6
ESOP and related tax benefit			0.5		1.6			2.1

Balance April 3, 2010	$427.2	$4,611.2	$2,160.8	$(117.6)	$(79.2)	$(488.8)	$24.8	$6,538.4

See notes to condensed consolidated financial statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 2, 2011
A. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. Operating results for the three months ended April 2, 2011, are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in the Stanley Black & Decker, Inc’s. (the “Company”) Form 10-K for the year ended January 1, 2011.
On March 12, 2010 (“merger date”) a wholly owned subsidiary of The Stanley Works (“Stanley”) was merged with and into The Black & Decker Corporation (“Black & Decker”), with the result that Black & Decker became a wholly owned subsidiary of Stanley (the “Merger”). In connection with the Merger, Stanley changed its name to Stanley Black & Decker, Inc. and Subsidiaries. The results of the operations and cash flows of Black & Decker have been included in the Company’s condensed consolidated financial statements from the time of the consummation of the Merger on the merger date (See Note F, Merger and Acquisitions).
Certain prior year amounts have been reclassified to conform to the current year presentation with respect to intercompany receivables and payables included in the Condensed Consolidated Balance Sheet at January 1, 2011 in Note S, Parent and Subsidiary Debt Guarantees. We have reclassified certain intercompany receivables to intercompany payables within each of The Black & Decker Corporation and Non-Guarantor Subsidiaries Balance Sheet. The effect of these reclassifications had no impact on the net assets of these subsidiaries.
B. New Accounting Standards
Implemented:
In December 2010, the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other (Topic 350).” This ASU modifies the first step of the goodwill impairment test to include reporting units with zero or negative carrying amounts. For these reporting units, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists. This ASU is effective for fiscal years and interim periods beginning after December 15, 2010. Effective January 1, 2011, the Company adopted this ASU and will apply its guidance when annual goodwill impairment testing is performed although it is not expected to have a material impact on the consolidated financial statements.
In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805).” This ASU specifies that if a company presents comparative financial statements, the company should disclose revenue and earnings of the combined entity as though the business combination that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period only. The ASU also expands the supplemental pro-forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro-forma adjustments directly attributable to the business combination included in the pro-forma revenue and earnings. This ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Effective January 1, 2011, the Company adopted this ASU but was not subject to the disclosure requirements in the first quarter of 2011 due to the immateriality of the acquisitions made by the Company during the period.
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

C. Earnings Per Share
The following table reconciles the weighted-average shares outstanding used to calculate basic and diluted earnings per share for the three months ended April 2, 2011 and April 3, 2010:

	2011	2010
Numerator (in millions):
Net Earnings (loss) attributable to Stanley Black & Decker, Inc.	$158.7	$(108.6)
Less earnings (loss) attributable to participating RSU’s	0.4	(0.2)

Net Earnings (loss) — basic	$158.3	$(108.4)

Net Earnings (loss) — dilutive	$158.7	$(108.6)

Denominator (in thousands):
Basic earnings per share — weighted-average shares	167,259	97,672
Dilutive effect of stock options and awards	4,686	—

Diluted earnings per share — weighted-average shares	171,945	97,672

Earnings (loss) per share of common stock:
Basic	$0.95	$(1.11)

Diluted	$0.92	$(1.11)

In connection with the Merger, the Company issued 78.5 million shares, 5.8 million options and 0.4 million restricted stock awards and restricted stock units to former Black & Decker shareowners and employees. These outstanding shares and equity awards were included in the calculation of weighted average shares outstanding from the period from the merger date.
The following weighted-average stock options, restricted shares and awards, other equity awards, and warrants were outstanding during the three months ended April 2, 2011 and April 3, 2010, but were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	2011	2010
Number of stock options	1,512	2,557	(a)
Number of restricted shares and awards	—	438	(a)
Number of other equity awards	—	123	(a)
Number of stock warrants	4,939	4,939
Number of shares related to the May 2010 equity purchase contracts	—	5,902

(a)	Of these excluded shares, 1.3 million stock options, 0.4 million restricted shares and awards, and 0.1 million of other equity awards were anti-dilutive because of the Company’s net loss for the quarter ended April 3, 2010.
The Company has warrants outstanding which entitle the holder to purchase up to 4,938,624 shares of its common stock with a strike price of approximately $86.38. These warrants are anti-dilutive since the strike price is greater than the market price of the Company’s common stock.
As of April 2, 2011, the November 2010 issued Convertible Preferred Units and March 2007 issued Convertible Notes both had a minor impact on diluted shares outstanding. As of April 3, 2010, there were no shares related to the Convertible Notes included in the calculation of diluted earnings per share because the effect of these conversion options was not dilutive. The Convertible Notes and Convertible Preferred Units are more fully discussed in Note H, Long-Term Debt and Financing Arrangements of the Company’s Form 10-K for the year ended January 1, 2011.
As more fully disclosed in Note H, Long-Term Debt and Financing Arrangements of the Company’s 2010 Annual Report on Form 10-K for the fiscal year ended January 1, 2011, on May 17, 2010, the Company issued 5.2 million shares in conjunction with the Equity Purchase Contracts, whose holders were required to purchase common stock for $320.0 million cash. The Equity Purchase Contracts were not dilutive at any time prior to their maturity in May 2010 because the holders were required to pay the Company the higher of approximately $54.17 or then market price.

D. Accounts and Financing Receivable
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
The Company has an accounts receivable sale program scheduled to expire on December 12, 2011. According to the terms of that program the Company is required to sell certain of its trade accounts receivables at fair value to a wholly owned, consolidated, bankruptcy-remote special purpose subsidiary (“BRS”). The BRS, in turn, must sell such receivables to a third-party financial institution (“Purchaser”) for cash and a deferred purchase price receivable. The Purchaser’s maximum cash investment in the receivables at any time is $100.0 million. The purpose of the program is to provide liquidity to the Company. The Company accounts for these transfers as sales under ASC 860 “Transfers and Servicing”. Receivables are derecognized from the Company’s consolidated balance sheet when the BRS sells those receivables to the Purchaser. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred purchase price receivable. At April 2, 2011 the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.
As of April 2, 2011 and January 1, 2011, $30.4 million and $31.5 million of net receivables were derecognized. Gross receivables sold amounted to $124.1 million ($112.5 million, net) and $125.4 million ($110.0 million, net) for the three months ended April 2, 2011 and April 3, 2010, respectively, which resulted in a pre-tax loss of $0.3 million for each of the three months ended April 2, 2011 and April 3, 2010. Proceeds from transfers of receivables to the Purchaser totaled $107.1 million and $103.0 million for the three months ended April 2, 2011 and April 3, 2010, respectively. Collections of previously sold receivables, including deferred purchase price receivables, and all fees, which are settled one month in arrears, resulted in payments to the Purchaser of $108.5 million and $106.6 million for the three months ended April 2, 2011 and April 3, 2010, respectively. Servicing fees amounted to $0.1 million for the three months ended April 2, 2011 and April 3, 2010.
The Company’s risk of loss following the sale of the receivables is limited to the deferred purchase price, which was $22.0 million at April 2, 2011 and $13.8 million at January 1, 2011. The deferred purchase price receivable will be repaid in cash as receivables are collected, generally within 30 days, and as such the carrying value of the receivable recorded approximates fair value. Delinquencies and credit losses on receivables sold were less than $0.1 million for each of the three months ended April 2, 2011 and April 3, 2010. Cash inflows related to the deferred purchase price receivable totaled $33.2 million and $36.0 million for the three months ended April 2, 2011 and April 3, 2010, respectively. All cash flows under the program are reported as a component of changes in accounts receivable within operating activities in the condensed consolidated statements of cash flows since all the cash from the Purchaser is either: 1) received upon the initial sale of the receivable; or 2) from the ultimate collection of the underlying receivables and the underlying receivables are not subject to significant risks, other than credit risk, given their short-term nature.
E. Inventories
The components of inventories, net at April 2, 2011 and January 1, 2011 are as follows (in millions):

	2011	2010
Finished products	$1,028.2	$915.1
Work in process	116.4	117.5
Raw materials	269.0	239.4

Total inventories	$1,413.6	$1,272.0

In connection with the Merger, the Company acquired inventory with a fair value of $1.068 billion which included a non-cash inventory step-up of $170.5 million. During the first quarter of 2010, $41.6 million of this inventory step-up was amortized and recognized as cost of sales in the consolidated statement of operations as the corresponding inventory was sold.

F. Merger and Acquisitions
2011 ACQUISITIONS
In January 2011, the Company acquired InfoLogix, Inc.(“Infologix”) for $60.0 million, net of cash acquired. Infologix is a leading provider of enterprise mobility solutions for the healthcare and commercial industries and will add an established provider of mobile workstations and asset tracking solutions to the Company’s Security segment. The total purchase price for the acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values. Additionally, the Company completed two small acquisitions also in the Security segment for a combined purchase price of $7.9 million. The purchase accounting for these recent acquisitions is preliminary, principally with respect to finalization of intangible asset valuation and certain other minor items.
2010 ACQUISITIONS
During 2010 the Company completed ten acquisitions for a total purchase price of $547.3 million, of which approximately $451.6 million related to CRC-Evans Pipeline International (“CRC-Evans”). The total purchase price for the acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The Company has substantially completed intangible asset valuations for nine of the ten acquisitions. The last intangible valuation, relating to a small company acquired in the fourth quarter of 2010 will be completed within the year during the measurement period. The purchase price allocation for the only acquisition completed in the first quarter of 2010 is complete. The purchase price allocations for the remaining acquisitions remain preliminary, mainly with respect to the valuation of property, plant and equipment and certain other minor items. There were no significant changes to the purchase price allocations made during the first quarter of 2011.
MERGER
As discussed in Note A, Basis of Presentation, the Merger occurred on March 12, 2010 and the total fair value of consideration transferred as part of the Merger was $4,656.5 million. Refer to Note E, Merger and Acquisitions, of the Company’s 2010 Annual Report on Form 10-K for the fiscal year ended January 1, 2011 for further discussion regarding the Merger.
The transaction has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed be recognized at their fair values as of the merger date. The purchase price allocation for Black & Decker was completed during the first quarter of 2011 within the measurement period. The measurement period adjustments recorded in the first quarter of 2011 did not have a significant impact on the Company’s consolidated statements of operations, balance sheet, or condensed statements of cash flows. The following table summarizes the fair values of major assets acquired and liabilities assumed as part of the Merger:

(Millions of Dollars)
Cash	$949.4
Accounts and notes receivable	907.2
Inventory	1,066.3
Prepaid expenses and other current assets	257.7
Property, plant and equipment	545.2
Trade names	1,505.5
Customer relationships	383.7
Licenses, technology and patents	112.3
Other assets	243.4
Short-term borrowings	(175.0)
Accounts payable	(479.1)
Accrued expenses and other current liabilities	(849.9)
Long-term debt	(1,657.1)
Post-retirement benefits	(775.8)
Deferred taxes	(808.5)
Other liabilities	(517.8)

Total identifiable net assets	$707.5
Goodwill	3,949.0

Total consideration transferred	$4,656.5

ACTUAL AND PRO-FORMA IMPACT OF THE MERGER AND ACQUISITIONS
The following table presents supplemental pro-forma information as if the Merger and acquisitions had occurred on January 3, 2010 for the three months ended April 3, 2010. This pro-forma information includes merger and acquisition-related charges for the period. The pro-forma consolidated results are not necessarily indicative of what the Company’s consolidated net earnings would have been had the Company completed the Merger and acquisitions on January 3, 2010. In addition, the pro-forma consolidated results do not reflect the expected realization of any cost savings associated with the Merger and acquisitions. Pro-forma results for the 2011 year are not shown as the results of Black and Decker and other acquisitions are already included in the quarterly results.

(Millions of Dollars, except per share amounts)	2010
Net sales	$2,307.1
Net loss	(170.1)
Diluted loss per share	$(1.07)
2010 Pro-Forma Results
The 2010 pro-forma results were calculated by combining the results of Stanley Black & Decker with Black & Decker’s stand-alone results from January 3, 2010 through March 12, 2010. The pre-acquisition results of the acquisitions were also combined for their respective pre-acquisition periods. The following adjustments were made to account for certain costs which would have been incurred during this pre-Merger period and pre-acquisition period.
•	Elimination of the historical pre-Merger and pre-acquisition intangible asset amortization expense and the addition of intangible asset amortization expense related to intangibles valued as part of the Merger and acquisitions that would have been incurred from January 3, 2010 to the merger and/or acquisition dates.
•	Additional expense for the inventory step-up which would have been amortized as the corresponding inventory was sold.
•	Additional expense relating to Merger-related compensation for key executives which would have been incurred from January 3, 2010 to March 12, 2010.
•	Reduced interest expense for the Black & Decker debt fair value adjustment which would have been amortized from January 3, 2010 to March 12, 2010.
•	Additional depreciation related to property, plant and equipment fair value adjustments that would have been expensed prior to the Merger and acquisition commencement dates.
•	The modifications above were adjusted for the applicable tax impact.
G. Goodwill
Changes in the carrying amount of goodwill by segment are as follows (in millions):

	CDIY	Industrial	Security	Total
Balance as of January 1, 2011	$2,924.0	$1,234.6	$1,783.3	$5,941.9
Addition from Merger	77.0	24.4	18.6	120.0
Addition from other acquisitions	—	7.6	52.4	60.0
Foreign currency translation and other	27.8	23.4	16.5	67.7

Balance as of April 2, 2011	$3,028.8	$1,290.0	$1,870.8	$6,189.6

H. Long-Term Debt and Financing Arrangements
At April 2, 2011 and January 1, 2011, long-term debt and financing arrangements are as follows (in millions):

	Interest Rate	2011	2010
Notes payable due 2011	7.13%	$403.6	$409.2
Notes payable due 2012	4.90%	207.3	208.4
Convertible notes payable due in 2012	3 month LIBOR less 3.50%	307.8	305.1
Notes payable due 2013	6.15%	259.2	260.8
Notes payable due 2014	4.75%	305.8	307.9
Notes payable due 2014	8.95%	401.1	405.3
Notes payable due 2016	5.75%	313.1	316.0
Notes payable due 2028	7.05%	168.3	168.5
Notes payable due in 2018 (junior subordinated)	4.25%	632.5	632.5
Notes payable due 2040	5.20%	399.7	399.7
Other, payable in varying amounts through 2016	0.00% – 6.62%	20.6	20.8

Total long-term debt, including current maturities		$3,419.0	$3,434.2
Less: Current maturities of long-term debt		(410.5)	(416.1)

Long-term debt		$3,008.5	$3,018.1

On March 11, 2011, the Company entered into a new four year $1.2 billion committed credit facility (the “Credit Agreement”). In connection with entering into the Credit Agreement the Company terminated the existing $800.0 million Amended and Restated Credit Agreement. Additionally, the $700.0 million 364-Day Credit Agreement dated as of March 12, 2010 expired in accordance with its terms on March 11, 2011. Borrowings under the Credit Agreement may include U.S. Dollars up to the $1.2 billion commitment or in Euro or Pounds Sterling subject to a foreign currency sublimit of $400.0 million and bear interest at a floating rate dependent upon the denomination of the borrowing. Repayments must be made on March 11, 2015 or upon an earlier termination date of the Credit Agreement, at the election of the Company. Under the terms of the Credit Agreement, the Company must maintain an interest coverage ratio, defined as earnings before interest, taxes, depreciation and amortization (“EBITDA”) to interest expense, of not less than 3.5 to 1.0 for any period of four consecutive quarters. The Company has not drawn on the commitments provided by the Credit Agreement. This credit facility is designed to be a liquidity back-stop for the Company’s $1.5 billion commercial paper program.
The Company acquired $1.832 billion of total debt and short-term borrowings in connection with the Merger which included $157.1 million to increase the debt balance to its estimated fair value. Principal amounts and maturities of the notes acquired in the Merger are: $400.0 million due in 2011, $300.0 million due in 2014, $350.0 million due in 2014, $300.0 million due in 2016 and $150.0 million due in 2028. $175.0 million of assumed short-term borrowings was repaid in April 2010 with the proceeds from additional commercial paper borrowings. The Company executed a full and unconditional guarantee of the existing debt of The Black & Decker Corporation and Black & Decker Holdings, LLC (this guarantee is applicable to all of the Black & Decker outstanding notes payable), and Black & Decker executed a full and unconditional guarantee of the existing debt of the Company, excluding the Company’s Junior Subordinated Debt (which was repaid in November 2010), including for payments of principal and interest and as such these notes rank equally in priority with the Company’s unsecured and unsubordinated debt. Refer to Note S, Parent and Subsidiary Debt Guarantees, for additional information pertaining to these debt guarantees.
Aggregate annual principal maturities of long-term debt for each of the years from 2011 to 2015 are $406.4 million, $525.1 million, $253.7 million, $654.4 million, $0.8 million, respectively and $1,482.6 million thereafter. These debt maturities represent the principal amounts to be paid and accordingly exclude the remaining $107.4 million of unamortized debt fair value adjustment as of April 2, 2011 which increased the Black & Decker debt, as well as $1.3 million of fair value adjustments and unamortized interest rate swap termination gains as described in Note I, Derivative Financial Instruments. These amounts are partially offset by $12.7 million of accretion to be recognized in future periods that will increase the debt balance, of which $12.2 million is the remaining accretion on the Stanley Convertible Notes. The accretion on the Stanley Convertible Notes will gradually increase the debt to its $320.0 million principal amount due in May 2012 as discussed further in Note H, Long-Term Debt and Financing Arrangements of the Company’s 2010 Annual Report on Form 10-K for the fiscal year ended January 1, 2011.
In January 2009, the Company entered into fixed-to-floating interest rate swaps on its $200.0 million notes payable due in 2012 and $250.0 million notes payable due in 2013. The Company previously had fixed-to-floating interest rate swaps on these notes outstanding that were terminated in 2008. The $7.3 million adjustment to the carrying value of the $200.0 million 2012 notes at April 2, 2011 pertains to the unamortized gain on the terminated swap as well as the fair value adjustment of the new swap. At April 2,

2011, the carrying value of the $250.0 million notes payable due 2013 includes $9.4 million pertaining to the unamortized gain on the terminated swap as well as the fair value adjustment of the new swap offset by $0.2 million unamortized discount on the notes.
In December 2010, the Company entered into a fixed-to-floating interest rate swap on its $300.0 million notes payable due in 2014. At April 2, 2011 the carrying value of the debt includes an $11.2 million increase associated with the fair value adjustment made in purchase accounting partially offset by $5.4 million pertaining to the fair value adjustment of the swap.
In December 2010, the Company entered into a fixed-to-floating interest rate swap on its $300.0 million notes payable due in 2016. At April 2, 2011 the carrying value of the debt includes a $23.1 million increase associated with the fair value adjustment made in purchase accounting partially offset by $10.0 million pertaining to the fair value adjustment of the swap.
Unamortized gains and fair value adjustments associated with interest rate swaps are more fully discussed in Note I, Derivative Financial Instruments.
The Company’s $320.0 million of Convertible Notes due 2012 and $632.5 million Convertible Preferred Units each contain conversion features allowing holders to convert to common shares at a predefined rate, which is subject to standard anti-dilution adjustments. In the first quarter of 2011 those conversion features increased to 15.5654 and 1.3345, respectively, due to standard anti-dilution adjustments, specifically, an increase in the Company’s dividend rate. Refer to Note H, Long-Term Debt and Financing Arrangements of the Company’s 2010 Annual Report on Form 10K for the fiscal year ended January 1, 2011 for further discussion of those terms.
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
A summary of the fair value of the Company’s derivatives recorded in the Consolidated Balance Sheets at April 2, 2011 and January 1, 2011 is as follows (in millions):

	Balance Sheet			Balance Sheet
	Classification	2011	2010	Classification	2011	2010
Derivatives designated as hedging instruments:
Interest Rate Contracts Cash Flow	LT other assets	$—	$—	LT other liabilities	$14.4	$17.3
Interest Rate Contracts Fair Value	Other current assets	17.8	5.5	Accrued expenses	5.1	—
	LT other assets	6.2	10.7	LT other liabilities	14.0	11.9
Foreign Exchange Contracts Cash Flow	Other current assets	—	0.7	Accrued expenses	8.5	5.6
	LT other assets	—	—	LT other liabilities	2.8	—
Net Investment Hedge	Other current assets	—	11.7	Accrued expenses	17.1	17.7

		$24.0	$28.6		$61.9	$52.5

	Balance Sheet			Balance Sheet
	Classification	2011	2010	Classification	2011	2010
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$36.7	$26.4	Accrued expenses	$83.0	$59.1
	LT other assets	—	—	LT other liabilities	3.2	4.1

		$36.7	$26.4		$86.2	$63.2

The counterparties to all of the above mentioned financial instruments are major international financial institutions. The Company is exposed to credit risk for net exchanges under these agreements, but not for the notional amounts. The credit risk is limited to the asset amounts noted above. The Company limits its exposure and concentration of risk by contracting with diverse financial institutions and does not anticipate nonperformance by any of its counterparties. Further, as more fully discussed in Note L, Fair Value Measurements, the Company considers non-performance risk of its counterparties at each reporting period and adjusts the carrying value of these assets accordingly. The risk of default is considered remote.
During the three months ended April 2, 2011, significant cash flows related to derivatives including those that are separately discussed in Cash Flow Hedges, Net Investment Hedges and Undesignated Hedges below resulted in net cash paid of $22.7 million.
During the three months ended April 3, 2010, the Company received $30.0 million from the termination of $325.0 million notional of fixed to variable interest rate swaps that become undesignated at the merger date and as a result the cash inflow was reported within investing activities in the condensed consolidated statement of cash flows.
CASH FLOW HEDGES There was a $54.7 million after-tax loss and a $50.2 million after-tax loss reported for cash flow hedge effectiveness in Accumulated other comprehensive income as of April 2, 2011 and January 1, 2011, respectively. An after-tax loss of $15.8 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next twelve months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies and interest rates through the maturity dates.
The tables below detail pre-tax amounts reclassified from Accumulated other comprehensive income into earnings for active derivative financial instruments during the periods in which the underlying hedged transactions affected earnings for the three months ended April 2, 2011 and April 3, 2010 (in millions):

		Classification of	Gain (Loss)	Gain (Loss)
		Gain (Loss)	Reclassified from	Recognized in
	Gain (Loss)	Reclassified from	OCI to Income	Income
Year-to-date 2011	Recorded in OCI	OCI to Income	(Effective Portion)	(Ineffective Portion*)
Interest Rate Contracts	$2.8	Interest expense	$—	$—
Foreign Exchange Contracts	$(13.1)	Cost of sales	$(5.2)	$—

		Classification of	Gain (Loss)	Gain (Loss)
		Gain (Loss)	Reclassified from	Recognized in
	Gain (Loss)	Reclassified from	OCI to Income	Income
Year-to-date 2010	Recorded in OCI	OCI to Income	(Effective Portion)	(Ineffective Portion*)
Interest Rate Contracts	$(1.6)	Interest expense	$(1.2)	$—
Foreign Exchange Contracts	$(1.4)	Cost of sales	$—	$—
Foreign Exchange Contracts	$9.4	Other, net	$9.8	$—

*	Includes ineffective portion and amount excluded from effectiveness testing.
For the first three months of 2011, the hedged items’ impact to the Consolidated Statement of Operations was a gain of $5.2 million in Cost of sales. For the first three months of 2010, the hedged items’ impact to the Consolidated Statement of Operations was a loss of $9.8 million in Other, net. There was no impact related to the interest rate contracts’ hedged items for any period presented. The impact of de-designated hedges was immaterial for all periods presented.
During the three months ended April 2, 2011 and April 3, 2010, an after-tax loss of $4.2 million and a gain of $5.5 million, respectively, was reclassified from Accumulated other comprehensive income into earnings (inclusive of the gain/loss amortization on terminated derivative financial instruments) during the periods in which the underlying hedged transactions affected earnings.

Interest Rate Contracts
The Company enters into interest rate swap agreements in order to obtain the lowest cost source of funds within a targeted range of variable to fixed-rate debt proportions. At April 2, 2011 and January 1, 2011, the Company had $400.0 million of forward starting swaps outstanding fixing the interest rate on the expected refinancing of debt in 2012.
In May 2010, the Company executed forward starting interest rate swaps with an aggregate notional amount of $400 million fixing interest at 3.95%. The objective of the hedge was to offset the expected variability on future payments associated with the interest rate on debt instruments. In connection with the August 31, 2010 issuance of the $400 million of senior unsecured 2040 Term Bonds, these forward-starting interest rate swaps were terminated. The terminations resulted in cash payments of $48.4 million. This loss ($30.0 million on an after-tax basis) was recorded in Accumulated other comprehensive income and will be amortized to earnings over the first ten years in which the interest expense related to the 2040 Term Bonds is recognized.
Foreign Currency Contracts
Forward contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from subsidiaries with non-U.S. dollar functional currencies which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases of inventory. Gains and losses reclassified from Accumulated other comprehensive income for the effective and ineffective portions of the hedge as well as any amounts excluded from effectiveness testing are recorded in Cost of sales. Gains and losses incurred after a hedge has been de-designated are not recorded in Accumulated other comprehensive income, but are recorded directly to the Consolidated Statement of Operations in Other, net. At April 2, 2011, the notional value of the forward currency contracts outstanding was $371.8 million, of which $30.5 million had been de-designated, maturing at various dates through 2013. At January 1, 2011, the notional value of the forward currency contracts outstanding was $82.5 million, of which $13.8 million had been de-designated, maturing at various dates through 2011.
Purchased Option Contracts: The Company and its subsidiaries have entered into various inter-company transactions whereby the notional values are denominated in currencies other than the functional currencies of the party executing the trade. In order to better match the cash flows of its inter-company obligations with cash flows from operations, the Company enters into purchased option contracts. Gains and losses reclassified from Accumulated other comprehensive income for the effective and ineffective portions of the hedge as well as any amounts excluded from effectiveness testing are recorded in Cost of sales. Gains and losses incurred after a hedge has been de-designated are not recorded in Accumulated other comprehensive income, but are recorded directly to the consolidated Statement of Operations in Other, net. At January 1, 2011, the notional value of option contracts outstanding was $54.7 million, $8.8 of which had been de-designated. At April 2, 2011, there were no option contracts outstanding.
FAIR VALUE HEDGES
Interest Rate Risk: In an effort to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, the Company enters into interest rate swaps. In December 2010, the Company entered into interest rate swaps with notional values which equaled the Company’s $300 million 4.75% notes due in 2014 and $300 million 5.75% notes due in 2016. In January 2009, the Company entered into interest rate swaps with notional values which equaled the Company’s $200 million 4.9% notes due in 2012 and $250 million 6.15% notes due in 2013. These interest rate swaps effectively converted the Company’s fixed rate debt to floating rate debt based on LIBOR, thereby hedging the fluctuation in fair value resulting from changes in interest rates. The changes in fair value of the interest rate swaps were recognized in earnings as well as the offsetting changes in fair value of the underlying notes. The notional value of open contracts was $1.050 billion as of April 2, 2011 and January 1, 2011. A summary of the fair value adjustments relating to these swaps for the first three months of 2011 and 2010 is as follows (in millions):

	2011		2010
Income Statement	Gain/(Loss) on	Gain /(Loss) on	Gain/(Loss) on	Gain /(Loss) on
Classification	Swaps	Borrowings	Swaps	Borrowings
Interest Expense	$(4.9)	$4.9	$(0.1)	$0.1
In addition to the amounts in the table above, the net swap accruals for each period and amortization of the gains on terminated swaps are also reported as a reduction of interest expense and totaled $4.4 million and $3.0 million for the first three months of 2011 and 2010, respectively. Interest expense on the underlying debt was $13.5 million and $6.3 million for the first three months of 2011 and 2010, respectively.

NET INVESTMENT HEDGES
Foreign Exchange Contracts: The Company utilizes net investment hedges to offset the translation adjustment arising from remeasurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive income were losses of $54.0 million and $32.7 million at April 2, 2011 and January 1, 2011, respectively. As of April 2, 2011, the Company had foreign exchange contracts that mature at various dates through January 2012 with notional values of $842.9 million outstanding hedging a portion of its pound sterling denominated net investment. As of January 1, 2011, the Company had foreign exchange contracts with notional values totaling $223.1 million outstanding hedging a portion of its euro denominated net investment (which matured in March 2011) and foreign exchange contracts with notional values of $800.9 million outstanding hedging a portion of its pound sterling denominated net investment (maturing at various dates through April 2011). In the first quarter of 2011, maturing foreign exchange contracts resulted in cash payments of $22.7 million. The Company had a foreign exchange contract mature in the first quarter of 2010 resulting in a cash payment of $16.1 million. Gains and losses on net investment hedges remain in Accumulated other comprehensive income until disposal of the underlying assets. The details of the pre-tax amounts are below (in millions):

	Year-to-Date 2011			Year-to-Date 2010
		Effective	Ineffective		Effective	Ineffective
	Amount	Portion	Portion*	Amount	Portion	Portion*
	Recorded	Recorded in	Recorded in	Recorded in	Recorded in	Recorded in
Income Statement	in OCI	Income	Income	OCI	Income	Income
Classification	Gain (Loss)	Statement	Statement	Gain (Loss)	Statement	Statement
Other, net	$(34.1)	$—	$—	$18.6	$—	$—

*	Includes ineffective portion and amount excluded from effectiveness testing.
UNDESIGNATED HEDGES
Foreign Exchange Contracts: Currency swaps and foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the contracts outstanding at April 2, 2011 was $2.387 billion of forward contracts and $195.6 million in currency swaps, maturing at various dates primarily through January 2012 with one currency swap maturing in December 2014. The total notional amount of the contracts outstanding at January 1, 2011 was $2.273 billion of forward contracts and $219.4 million in currency swaps. The income statement impacts related to derivatives not designated as hedging instruments for the first three months of 2011 and 2010 are as follows (in millions):

Derivatives Not		Year-to-Date 2011	Year-to-Date 2010
Designated as		Amount of Gain (Loss)	Amount of Gain (Loss)
Hedging	Income Statement	Recorded in Income on	Recorded in Income on
Instruments under ASC 815	Classification	Derivative	Derivative
Foreign Exchange Contracts	Other, net	$(9.9)	$(3.8)
	Cost of Sales	$—	$0.5
Commodity Contracts: Commodity contracts were used to manage price risks related to material purchases — primarily zinc and copper — used in the manufacturing process. The objective of the contracts was to reduce the variability of cash flows associated with the forecasted purchase of these commodities. In conjunction with the Merger, the Company assumed commodity contracts with a total notional amount of 7.4 million pounds. During the second quarter of 2010, all commodity contracts matured or were terminated. No notional amounts were outstanding as of April 2, 2011. The income statement impacts related to commodity contracts not designated as hedging instruments for the first three months of 2011 and 2010 were as follows (in millions):

Derivatives Not		Year-to-Date 2011	Year-to-Date 2010
Designated as		Amount of Gain (Loss)	Amount of Gain (Loss)
Hedging	Income Statement	Recorded in Income on	Recorded in Income on
Instruments under ASC 815	Classification	Derivative	Derivative
Commodity Contracts	Cost of Sales	$—	$0.4

J. Equity Option
In November 2010, the Company purchased from financial institutions over the counter 5-year capped call options on 8.43 million shares of its common stock for an aggregate premium of $50.3 million, or an average of $5.97 per option. The purpose of the capped call options is to reduce share price volatility on potential future share repurchases by establishing the prices at which the Company may elect to repurchase 8 million shares in the five year term. In accordance with ASC 815-40 the premium paid was recorded as a reduction to equity. The gain or loss on the options will depend on the actual market price of the Company’s stock on exercise dates which occur in December 2015. The contracts for each of the three series of options generally provide that the options may, at the Company’s election, be cash settled, physically settled or net-share settled (the default settlement method). Each series of options has various expiration dates within the month of December 2015. The options will be automatically exercised if the market price of the Company’s common stock on the relevant expiration date is greater than the applicable lower strike price (i.e. the options are “in-the-money”). If the market price of the Company’s common stock at the expiration date is below the applicable lower strike price, the relevant options will expire with no value. If the market price of the Company’s common stock on the relevant expiration date is between the applicable lower and upper strike prices, the value per option to the Company will be the then-current market price less that lower strike price. If the market price of the Company’s common stock is above the applicable upper strike price, the value per option to the Company will be the difference between the applicable upper strike price and lower strike price. The aggregate fair value of the options at April 2, 2011 was $72.7 million.
A summary of the capped call (equity options) issued is as follows:

			(Per Share)
	Original Number	Net Premium	Adjusted Lower	Adjusted Upper
Series	of Options	Paid (In millions)	Strike Price	Strike Price
Series I	2,811,041	$16.8	$74.92	$97.87
Series II	2,811,041	$16.8	$74.92	$97.87
Series III	2,811,041	$16.7	$74.92	$97.87

	8,433,123	$50.3	$74.92	$97.87
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
K. Net Periodic Benefit Cost — Defined Benefit Plans
Following are the components of net periodic benefit cost for the three months ended April 2, 2011 and April 3, 2010 (in millions):

	First Quarter
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2011	2010	2011	2010	2011	2010
Service cost	$1.8	$1.7	$3.0	$1.5	$0.2	$0.2
Interest cost	17.5	6.4	13.1	5.5	0.9	0.6
Expected return on plan assets	(17.7)	(5.3)	(12.6)	(5.4)	—	—
Amortization of prior service cost (credit)	0.3	0.2	0.1	—	(0.3)	—
Amortization of net loss	0.7	0.5	0.8	1.0	—	—
Curtailment loss	—	—	—	0.9	—	—

Net periodic benefit cost	$2.6	$3.5	$4.4	$3.5	$0.8	$0.8

L. Fair Value Measurements
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
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of the hierarchy levels (millions of dollars):

	Total Carrying
	Value	Level 1	Level 2	Level 3
April 2, 2011:
Derivative assets	$60.7	$—	$60.7	$—
Derivative liabilities	$148.1	$—	$148.1	$—
Money market fund	$940.9	$940.9	$—	$—

January 1, 2011:
Derivative assets	$55.0	$—	$55.0	$—
Derivative liabilities	$115.7	$—	$115.7	$—
Money market fund	$716.7	$716.7	$—	$—
A summary of the Company’s financial instruments carrying and fair values at April 2, 2011 and January 1, 2011 follows. Refer to Note I, Derivative Financial Instruments for more details regarding derivative financial instruments, and Note H, Long-Term Debt and Financing Arrangements, for more information regarding carrying values of the Long-term debt shown below.

	2011		2010
	Carrying	Fair	Carrying	Fair
(millions of dollars)	Value	Value	Value	Value
Long-term debt, including current portion	$3,419.0	$3,665.7	$3,434.2	$3,607.1
Derivative assets	$(60.7)	$(60.7)	$(55.0)	$(55.0)
Derivative liabilities	$148.1	$148.1	$115.7	$115.7
The fair values of Long-term debt instruments are estimated using a discounted cash flow analysis, based on the Company’s marginal borrowing rates. The fair value of the Company’s variable rate short term borrowings approximate their carrying value at April 2, 2011. The fair values of foreign currency and interest rate swap agreements, comprising the derivative assets and liabilities in the table above, are based on current settlement values.
As discussed in Note D, Accounts and Financing Receivable, the Company has a deferred purchase price receivable related to sales of trade receivables. The deferred purchase price receivable will be repaid in cash as receivables are collected, generally within 30 days, and as such the carrying value of the receivable approximates fair value.
There were no assets measured at fair value on a non-recurring basis during the first quarter of 2011.

M. Other Costs and Expenses
Other-net is primarily comprised of intangible asset amortization expense, currency impact, environmental expense and merger and acquisition-related charges primarily consisting of transaction costs. For the three months ended April 2, 2011 and April 3, 2010, $3.4 million and $32.1 million, respectively, was recorded to Other, net for certain investment banking fees, other transaction-related costs and advisory consulting fees (acquisition deal costs) that primarily related to the Merger.
N. Restructuring
At April 2, 2011, restructuring reserves totaled $98.5 million. A summary of the restructuring reserve activity from January 1, 2011 to April 2, 2011 is as follows (in millions):

		Net
	1/1/11	Additions	Usage	Currency	4/2/11
2011 Actions
Severance and related costs	$—	$9.1	$(0.4)	$(0.1)	$8.6
Facility closure	—	1.7	(0.2)	—	1.5
Other	—	0.5	(0.5)	0.1	0.1

Subtotal 2011 actions	—	11.3	(1.1)	—	10.2

Pre-2011 Actions
Severance and related costs	97.8	0.7	(14.7)	1.3	85.1
Facility closure	2.3	1.0	(1.2)	—	2.1
Other	1.1	0.3	(0.4)	0.1	1.1

Subtotal Pre-2011 actions	101.2	2.0	(16.3)	1.4	88.3

Total	$101.2	$13.3	$(17.4)	$1.4	$98.5

2011 Actions: In the first quarter of 2011, the Company continued to initiate restructuring activities associated with the Merger and recognized $9.6 million of restructuring charges related to activities initiated in the current year. Of those charges, $7.6 million relates to severance charges associated with the reduction of 275 employees, $1.5 million relates to facility closure costs, and $0.5 million represents other charges.
In addition, the Company has initiated cost reduction actions in the first three months 2011 that were not associated with the Merger, resulting in severance and related charges of $1.5 million pertaining to the reduction of approximately 17 employees, and facility closure costs of $0.2 million.
Of the $11.3 million recognized for these 2011 actions, $1.1 million has been utilized to date, with $10.2 million of reserves remaining as of April 2, 2011 with the majority expected to be utilized in 2011 and 2012.
Pre-2011 Actions: As more fully disclosed in Note O of the Company’s Annual Report on Form 10-K for the year ended January 1, 2011 the Company initiated restructuring activities associated with the Merger and acquisition of Stanley Solutions de Sécurité (“SSDS”). Charges recognized in the first quarter of 2011 associated with these prior year initiatives amounted to $2.4 million. Additionally, in the first quarter of 2011 the Company released $0.4 million of the reserve related to residual liabilities for prior year initiatives that were not associated with the Merger.
As of January 1, 2011, the reserve balance related to these pre-2011 actions totaled $101.2 million. Utilization of the reserve balance related to Pre-2011 actions was $16.3 million in the first three months of 2011. The vast majority of the remaining reserve balance of $88.3 million is expected to be utilized in 2011 with the remainder in 2012.
Segments: The $13.3 million of charges recognized in the first quarter of 2011 includes: $6.3 million pertaining to the CDIY segment; $1.5 million pertaining to the Security segment; and $5.5 million pertaining to the Industrial segment.
In addition to the restructuring charges described in the preceding paragraphs, the Company recognized $6.0 million of restructuring-related costs in the first quarter of 2011 pertaining to the Merger. Those costs are classified in Cost of Sales and include accelerated depreciation and other charges associated with facility closures.

O. Income Taxes
The first quarter 2011 income tax expense of $23.1 million resulted in an effective tax rate of 12.7%. The effective tax rate differs from the statutory rate primarily due to the inclusion of benefits attributable to the favorable settlement of certain tax contingencies of $21.4 million and significant earnings in lower taxed jurisdictions.
The first quarter 2010 income tax expense of $1.5 million resulted in an effective tax rate of (1.4%) which differs from the statutory rate primarily due to various non-deductible transaction costs and other restructuring costs associated with the Merger partially offset by significant earnings in lower taxed jurisdictions.
Refer to Note E, Merger and Acquisitions, of the Company’s 2010 Annual Report on Form 10-K for the fiscal year ended January 1, 2011 for further discussion of tax-related items arising from the Merger.
The Company is subject to the examinations of its income tax returns by the Internal Revenue Service and other taxing authorities both domestically and internationally. The final outcome of the future tax consequences of these examinations and legal proceedings, as well as, the outcome of competent authority proceedings, changes and interpretation in regulatory tax laws, or expiration of statutes of limitation could impact the Company’s financial statements. Accordingly, the Company has tax reserves recorded for which it is reasonably possible that the amount of the unrecognized tax benefit will increase or decrease which could have a material effect on the financial results for any particular fiscal quarter or year. However, based on the uncertainties associated with litigation and the status of examinations, including the protocols of finalizing audits by the relevant tax authorities which could include formal legal proceedings, it is not possible to estimate the impact of any such change.
P. Business Segments
The Company classifies its business into three reportable segments, which also represent its operating segments: Construction & Do It Yourself (“CDIY”), Security, and Industrial.
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
The Security segment provides access and security solutions primarily for consumers, retailers, educational, financial and healthcare institutions, as well as commercial, governmental and industrial customers. The Company provides an extensive suite of mechanical and electronic security products and systems, and a variety of security services. These include security integration systems, software, related installation, maintenance, monitoring services, automatic doors, door closers, electronic keyless entry systems, exit devices, healthcare storage and supply chain solutions, patient protection products, hardware (including door and cabinet knobs and hinges, door stops, kick plates, house numbers, gate hardware, cabinet pulls, hooks, braces and shelf brackets), locking mechanisms, electronic keyless entry systems, keying systems, tubular and mortise door locksets. Security products are sold primarily on a direct sales basis, and in certain instances, through third party distributors. As discussed in Note F, Merger and Acquisitions, in January 2011, the Company completed the acquisition of Infologix, which is a leading provider of enterprise mobility solutions for healthcare and commercial industries. Infologix’s operations are presented within the Security segment and reflect activity since the acquisition date.
The Industrial segment manufactures and markets professional industrial and automotive mechanics tools and storage systems, metal and plastic fasteners and engineered fastening systems, hydraulic tools and accessories, and specialty tools. These products are sold to industrial customers including automotive, transportation, electronics, aerospace, machine tool and appliance industries and distributed through third party distributors as well as through direct sales forces. The industrial segment, through its CRC-Evans subsidiary, also provides services and specialized tools and equipment such as custom pipe handling, joint welding and coating equipment used in the construction of large and small diameter pipelines.
The Company utilizes segment profit, which is defined as net sales minus cost of sales and SG&A inclusive of the provision for doubtful accounts (aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, interest income, interest expense, other-net (inclusive of intangible asset amortization expense), restructuring, and income tax expense. Refer to Note N, Restructuring for the amount of restructuring charges by segment. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and cost for certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Transactions between segments are not material. Segment assets primarily include accounts receivable, inventory, other current assets, property, plant and equipment, intangible assets and other miscellaneous assets.

(Millions of Dollars)	2011	2010
Net Sales
CDIY	$1,210.8	$549.0
Security	557.4	413.9
Industrial	612.5	299.1

Total	$2,380.7	$1,262.0

Segment Profit
CDIY	$156.5	$47.5
Security	72.7	64.1
Industrial	106.9	37.3

Segment Profit	336.1	148.9
Corporate Overhead	(59.3)	(75.5)
Other, net	(52.5)	(64.9)
Restructuring charges and asset impairments	(13.3)	(97.4)
Interest expense	(34.6)	(19.3)
Interest income	5.1	1.2

Earnings (loss) from continuing operations before income taxes	$181.5	$(107.0)

The Company recast 2010 segment net sales and profit between the CDIY and Industrial segments to align reporting with the current management of certain industrial end customers to be comparable with the 2011 presentation. This recast had no material impact on previously reported 2010 net sales by geographic area.
The Company recorded $6.0 million in cost of sales associated with facility closures and an additional $0.9 million in SG&A primarily for integration costs associated with the Merger for the three months ended April 2, 2011. For the three months ended April 3, 2010, the Company recorded $41.6 million in cost of sales which primarily related to the inventory step-up amortization stemming from the turn of acquired inventory which was recorded in purchase accounting at its fair value. These charges reduced segment profit by $2.4 million in CDIY and $4.5 million in Security for the three months ended April 2, 2011, and $31.9 million in CDIY, $5.3 million in Security and $4.4 million in Industrial for the three months ended April 3, 2010.
Corporate overhead for the three months ended April 2, 2011 and April 3, 2010 includes $15.0 million and $49.0 million, respectively, of charges pertaining primarily to certain merger and acquisition-related executive compensation and Black & Decker integration costs.
The following table is a summary of total assets by segment for the periods ended April 2, 2011 and January 1, 2011:

	2011	2010
Segment Assets
CDIY	$7,872.4	$7,417.6
Security	3,696.2	3,496.3
Industrial	3,391.2	3,209.3

	14,959.8	14,123.2
Corporate assets	796.2	1,016.2

Consolidated	$15,756.0	$15,139.4

In connection with the previously discussed recast of 2010 segment net sales and profit, the Company correspondingly recast certain segment assets between the CDIY and Industrial segments.
Corporate assets are primarily cash and deferred taxes.

Q. Commitments and Contingencies
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
The Environmental Protection Agency (“EPA”) and the Santa Ana Regional Water Quality Control Board have each initiated administrative proceedings against Black & Decker and certain of its current or former affiliates alleging that Black & Decker and numerous other defendants are responsible to investigate and remediate alleged groundwater contamination in and adjacent to a 160-acre property located in Rialto, California. The cities of Colton and Rialto, as well as Goodrich Corporation, also initiated lawsuits against Black & Decker and certain of its former or current affiliates in the Federal District Court for California, Central District alleging similar claims that Black & Decker is liable under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), the Resource Conservation and Recovery Act, and state law for the discharge or release of hazardous substances into the environment and the contamination caused by those alleged releases. The City of Colton also has a companion case in California State court, which is currently stayed for all purposes. Certain defendants in that case have cross-claims against other defendants and have asserted claims against the State of California. The administrative proceedings and the lawsuits generally allege that West Coast Loading Corporation (“WCLC”), a defunct company that operated in Rialto between 1952 and 1957, and an as yet undefined number of other defendants are responsible for the release of perchlorate and solvents into the groundwater basin, and that Black & Decker and certain of its current or former affiliates are liable as a “successor” of WCLC. The Company believes that neither the facts nor the law support an allegation that Black & Decker is responsible for the contamination and is vigorously contesting these claims.
The EPA has provided an affiliate of Black & Decker a “Notice of Potential Liability” related to environmental contamination found at the Centredale Manor Restoration Project Superfund site, located in North Providence, Rhode Island. The EPA has discovered a variety of contaminants at the site, including but not limited to, dioxins, polychlorinated biphenyls, and pesticides. The EPA alleged that an affiliate of Black & Decker is liable for site clean-up costs under CERCLA as a successor to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. The EPA released a draft Feasibility Study Report in May 2010, which identified and evaluated possible remedial alternatives for the site.
The estimated remediation costs related to this Centredale site (including the EPA’s past costs as well as costs of additional investigation, remediation, and related costs such as EPA’s oversight costs, less escrowed funds contributed by primary potentially responsible parties (PRPs) who have reached settlement agreements with the EPA), which the Company considers to be probable and reasonably estimable, range from approximately $68.3 million to $212.9 million, with no amount within that range representing a more likely outcome until such time as the EPA completes its remedy selection process for the site. The Company’s reserve for this environmental remediation matter of $68.3 million reflects the fact that the EPA considers Metro-Atlantic, Inc. to be a primary source of contamination at the site. The Company has determined that it is likely to contest the EPA’s claims with respect to this site. Further, to the extent that the Company agrees to perform or finance additional remedial activities at this site, it intends to seek participation or contribution from additional PRPs and insurance carriers. As the specific nature of the environmental remediation activities that may be mandated by the EPA at this site have not yet been determined, the ultimate remedial costs associated with the site may vary from the amount accrued by the Company at April 2, 2011.
In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. In the normal course of business, the Company is involved in various lawsuits and claims. In addition, the Company is a party to a number of proceedings before federal and state regulatory agencies relating to environmental remediation. Also, the Company, along with many other companies, has been named as a PRP in a number of administrative proceedings for the remediation of various waste sites, including 34 active Superfund sites. Current laws potentially impose joint and several liabilities upon each PRP. In assessing its potential liability at these sites, the Company has considered the following: whether responsibility is being disputed, the terms of existing agreements, experience at similar sites, and the Company’s volumetric contribution at these sites.
The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of April 2, 2011 and January 1, 2011, the Company had reserves of $171.4 million and $173.0 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2011 amount, $22.0 million is classified as current and $149.4 million as long-term which is expected to be paid over the estimated remediation period. The range of environmental remediation costs that is reasonably possible is $149.2 million to $362.0 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with policy.
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
R. Guarantees
The Company’s financial guarantees at April 2, 2011 are as follows (in millions):

		Maximum	Carrying
		Potential	Amount of
(Millions of Dollars)	Term	Payment	Liability
Financial guarantees as of April 2, 2011:
Guarantees on the residual values of leased properties	One to four years	$34.2	$—
Guarantee on the residual value of aircraft	Less than nine years	24.2	—
Standby letters of credit	Up to three years	69.2	—
Commercial customer financing arrangements	Up to six years	22.3	13.0

Total		$149.9	$13.0

The Company has guaranteed a portion of the residual value arising from its synthetic lease and U.S. master personal property lease programs. The lease guarantees aggregate $34.2 million while the fair value of the underlying assets is estimated at $40.0 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these lease guarantees.
The Company has issued $69.2 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs.
The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors for their initial purchase of the inventory and truck necessary to function as a distributor. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors. The gross amount guaranteed in these arrangements is $22.3 million and the $13.0 million carrying value of the guarantees issued is recorded in debt and other liabilities as appropriate in the consolidated balance sheet.
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
The changes in the carrying amount of product and service warranties for the three months ended April 2, 2011 and April 3, 2010 are as follows (in millions):

	2011	2010
Balance beginning of period	$119.6	$67.4
Warranties and guarantees issued	18.2	9.1
Liability assumed in the Merger	9.5	51.5
Warranty payments	(13.3)	(11.0)
Foreign currency translation and other	2.8	(1.9)

Balance end of period	$136.8	$115.1

S. Parent and Subsidiary Debt Guarantees
The following notes were issued by Stanley Black & Decker, Inc. (“Stanley”) and are fully and unconditionally guaranteed by The Black & Decker Corporation (“Black & Decker”), a 100% owned direct subsidiary of Stanley: 6.15% Notes due 2013; and the 2040 Term Bonds (collectively, the “Stanley Notes”). The $320.0 million of Stanley’s convertible notes due May 2012 are not guaranteed by Black & Decker.
The following notes were issued by Black & Decker and are fully and unconditionally guaranteed by Stanley: 7.125% Notes due 2011; 4.75% Notes due 2014; 8.95% Notes due 2014 and 5.75% Notes due 2016 (collectively, the “Black & Decker Notes”).
The Stanley Notes and the Black & Decker Notes were issued under indentures attached as Exhibits to the Company’s Annual Report on Form 10-K for the year ended January 1, 2011 filed on February 18, 2011. Each of the Black & Decker Notes and Black & Decker’s guarantee of the Stanley Notes rank equally with all of Black & Decker’s other unsecured and unsubordinated indebtedness. The Stanley Guarantees of the Black and Decker notes are unsecured obligations of the Company, ranking equal in right of payment with all the Company’s existing and future unsecured and unsubordinated indebtedness.
The following tables, in accordance with Rule 3-10(e) of Regulation S-X for the Stanley Notes, and Rule 3-10(c) of Regulation S-X for the Black & Decker Notes, present the condensed consolidating balance sheets as of April 2, 2011 and January 1, 2011; the condensed consolidating statements of operations for the three months ended April 2, 2011 and April 3, 2010; and the condensed consolidating statements of cash flows for the three months ended April 2, 2011 and April 3, 2010. The condensed consolidated financial statements for the three months ended April 3, 2010 include the results of Black & Decker from the Merger date.

Stanley Black & Decker, Inc.
Condensed Consolidating Statement of Operations
(Unaudited, Millions of Dollars)
Three Months Ended April 2, 2011

	Parent Stanley	The Black &
	Black & Decker,	Decker	Non-Guarantor
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
NET SALES	$375.2	$—	$2,113.7	$(108.2)	$2,380.7
COSTS AND EXPENSES
Cost of sales	253.8	—	1,332.6	(88.2)	1,498.2
Selling, general and administrative	167.9	1.5	456.3	(20.0)	605.7
Other, net	(14.3)	(39.5)	106.3	—	52.5
Restructuring charges and asset impairments	1.5	—	11.8	—	13.3
Interest expense, net	18.6	13.6	(2.7)	—	29.5

	427.5	(24.4)	1,904.3	(108.2)	2,199.2

(Loss) earnings from continuing operations before income taxes (benefit) and equity in earnings of subsidiaries	(52.3)	24.4	209.4	—	181.5
Income taxes (benefit) on continuing operations before equity in earnings of subsidiaries	(19.2)	8.9	33.4	—	23.1
Equity in earnings of subsidiaries	191.5	123.0	—	(314.5)	—

Earnings from continuing operations	158.4	138.5	176.0	(314.5)	158.4
Less: Net (loss) attributable to non-controlling interests	—	—	(0.3)	—	(0.3)

NET EARNINGS ATTRIBUTABLE TO STANLEY BLACK & DECKER, INC.	$158.4	$138.5	$176.3	$(314.5)	$158.7

Stanley Black & Decker, Inc.
Condensed Consolidating Statement of Operations
(Unaudited, Millions of Dollars)
Three Months Ended April 3, 2010

	Parent Stanley	The Black &
	Black & Decker,	Decker	Non-Guarantor
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
NET SALES	$357.4	$—	$993.8	$(89.2)	$1,262.0
COSTS AND EXPENSES
Cost of sales	238.1	—	639.1	(71.1)	806.1
Selling, general and administrative	150.2	13.7	236.7	(18.1)	382.5
Other, net	30.6	(14.1)	48.4	—	64.9
Restructuring charges and asset impairments	0.2	87.5	9.7	—	97.4
Interest expense, net	13.0	3.0	2.1	—	18.1

	432.1	90.1	936.0	(89.2)	1,369.0

(Loss) earnings from continuing operations before income taxes (benefit) and equity in earnings of subsidiaries	(74.7)	(90.1)	57.8	—	(107.0)
Income taxes (benefit) on continuing operations before equity in earnings of subsidiaries	(19.8)	(8.6)	29.9	—	1.5
Equity in earnings of subsidiaries	(53.6)	(11.1)	—	64.7	—

Earnings (loss) from continuing operations	(108.5)	(92.6)	27.9	64.7	(108.5)
Less: Net earnings attributable to non-controlling interests	—	—	0.1	—	0.1

NET EARNINGS (LOSS) ATTRIBUTABLE TO STANLEY BLACK & DECKER, INC.	$(108.5)	$(92.6)	$27.8	$64.7	$(108.6)

Stanley Black & Decker, Inc.
Condensed Consolidating Balance Sheet
(Unaudited, Millions of Dollars)
April 2, 2011

	Parent	The Black &	Non-
	Stanley Black &	Decker	Guarantor
	Decker, Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$(49.7)	$2.0	$1,931.2	$—	$1,883.5
Accounts and notes receivable, net	164.8	—	1,383.0	—	1,547.8
Inventories, net	136.5	—	1,277.1	—	1,413.6
Other current assets	32.7	10.7	286.2	—	329.6

Total Current Assets	284.3	12.7	4,877.5	—	5,174.5
Property, Plant and Equipment, net	180.3	—	964.6	—	1,144.9
Goodwill	175.8	1,623.5	4,390.3	—	6,189.6
Other Intangible Assets, net	10.9	—	2,862.0	—	2,872.9
Investment in Subsidiary	9,579.9	3,031.1	—	(12,611.0)	—
Intercompany Receivables	118.7	10,323.6	10,339.5	(20,781.8)	—
Other Assets	54.3	45.8	274.0	—	374.1

Total Assets	$10,404.2	$15,036.7	$23,707.9	$(33,392.8)	$15,756.0

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities
Short-term borrowings	$143.0	$—	$—	$—	$143.0
Current maturities of long-term debt	4.2	403.7	2.6	—	410.5
Accounts payable and accrued expenses	231.2	112.7	2,094.7	—	2,438.6

Total Current Liabilities	378.4	516.4	2,097.3	—	2,992.1
Intercompany Payables	928.8	8,169.3	11,683.7	(20,781.8)	—
Long-Term Debt	1,817.6	1,020.0	170.9	—	3,008.5
Other Liabilities	60.3	101.0	2,208.3	—	2,369.6
Accumulated other comprehensive (loss) income	(81.0)	264.4	(150.1)	—	33.3
Other Shareowners’ Equity	7,300.1	4,965.6	7,645.4	(12,611.0)	7,300.1
Non-controlling interests	—	—	52.4	—	52.4

Total Equity	7,219.1	5,230.0	7,547.7	(12,611.0)	7,385.8

Total Liabilities and Shareowners’ Equity	$10,404.2	$15,036.7	$23,707.9	$(33,392.8)	$15,756.0

Stanley Black & Decker, Inc.
Condensed Consolidating Balance Sheet
(Unaudited, Millions of Dollars)
January 1, 2011

	Parent	The Black &	Non-
	Stanley Black &	Decker	Guarantor
	Decker, Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$(5.0)	$3.5	$1,746.9	$—	$1,745.4
Accounts and notes receivable, net	153.4	—	1,263.7	—	1,417.1
Inventories, net	120.8	—	1,151.2	—	1,272.0
Other current assets	24.8	13.0	343.3	—	381.1

Total Current Assets	294.0	16.5	4,505.1	—	4,815.6
Property, Plant and Equipment, net	172.0	5.0	989.5	—	1,166.5
Goodwill	175.0	1,620.5	4,146.4	—	5,941.9
Other Intangible Assets, net	11.7	—	2,860.5	—	2,872.2
Investment in Subsidiary	9,367.5	3,034.1	—	(12,401.6)	—
Intercompany Receivables	307.6	10,632.8	8,807.6	(19,748.0)	—
Other Assets	40.2	45.9	257.1	—	343.2

Total Assets	$10,368.0	$15,354.8	$21,566.2	$(32,149.6)	$15,139.4

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities
Short-term borrowings	$—	$—	$1.6	$—	$1.6
Current maturities of long-term debt	4.2	409.2	2.7	—	416.1
Accounts payable and accrued expenses	288.5	90.1	1,945.9	—	2,324.5

Total Current Liabilities	292.7	499.3	1,950.2	—	2,742.2
Intercompany Payables	1,147.9	8,877.7	9,722.4	(19,748.0)	—
Long-Term Debt	1,817.5	1,029.2	171.4	—	3,018.1
Other Liabilities	52.0	138.3	2,119.1	—	2,309.4
Accumulated other comprehensive (loss) income	(75.4)	(96.8)	55.9	—	(116.3)
Other Shareowners’ Equity	7,133.3	4,907.1	7,494.5	(12,401.6)	7,133.3
Non-controlling interests	—	—	52.7	—	52.7

Total Equity	7,057.9	4,810.3	7,603.1	(12,401.6)	7,069.7

Total Liabilities and Shareowners’ Equity	$10,368.0	$15,354.8	$21,566.2	$(32,149.6)	$15,139.4

Stanley Black & Decker, Inc.
Condensed Consolidating Statements of Cash Flow
(Unadudited, Millions of Dollars)
Three Months Ended April 2, 2011

	Parent Stanley	The Black &
	Black & Decker,	Decker	Non-Guarantor
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Cash (used in) provided by operating activities	$(236.5)	$184.4	$172.5	$—	$120.4
Investing Activities
Capital expenditures and capitalized software	(17.6)	—	(52.5)	—	(70.1)
Business acquisitions and asset disposals	(38.4)	—	(6.1)	—	(44.5)
Intercompany payables and receivables	727.4	137.6	592.2	(1,457.2)	—
Other investing activities	(18.4)	(4.3)	—	—	(22.7)

Cash (used in) provided by investing activities	653.0	133.3	533.6	(1,457.2)	(137.3)
Financing Activities
Payments on long-term debt	(0.5)	—	—	—	(0.5)
Stock purchase contract fees	(0.8)	—	—	—	(0.8)
Net repayments on short-term borrowings (repayments)	142.9	—	(1.5)	—	141.4
Cash dividends on common stock	(68.6)	—	—	—	(68.6)
Proceeds from the issuance of common stock	55.4	—	—	—	55.4
Purchase of common stock from treasury	(0.7)	—	—	—	(0.7)
Intercompany payables and receivables	(588.9)	(319.2)	(549.1)	1,457.2	—

Cash (used in) provided by financing activities	(461.2)	(319.2)	(550.6)	1,457.2	126.2
Effect of exchange rate changes on cash and cash equivalents	—	—	28.8	—	28.8

Change in cash and cash equivalents	(44.7)	(1.5)	184.3	—	138.1
Cash and cash equivalents, beginning of period	(5.0)	3.5	1,746.9	—	1,745.4

Cash and cash equivalents, end of period	$(49.7)	$2.0	$1,931.2	$—	$1,883.5

Stanley Black & Decker, Inc.
Condensed Consolidating Statements of Cash Flow
(Unaudited, Millions of Dollars)
Three Months Ended April 3, 2010

	Parent	The Black &
	Stanley Black &	Decker	Non-Guarantor
	Decker, Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Cash (used in) provided by operating activities	$(159.8)	$(30.7)	$157.8	$—	$(32.7)
Investing Activities
Capital expenditures and capitalized software	(6.2)	—	(15.9)	—	(22.1)
Business acquisitions and asset disposals	0.2	—	(7.4)	—	(7.2)
Cash acquired from Black & Decker	—	1.8	947.6	—	949.4
Intercompany payables and receivables	(14.3)	(132.4)	—	146.7	—
Other investing activities	(16.1)	30.0	—	—	13.9

Cash (used in) provided by investing activities	(36.4)	(100.6)	924.3	146.7	934.0
Financing Activities
Payments on long-term debt	(200.0)	—	(0.8)	—	(200.8)
Stock purchase contract fees	(3.8)	—	—	—	(3.8)
Net short-term borrowings	435.1	—	0.8	—	435.9
Cash dividends on common stock	(26.6)	(7.7)	—	—	(34.3)
Purchase of common stock from treasury	(0.1)	—	—	—	(0.1)
Proceeds from the issuance of common stock	14.0	—	—	—	14.0
Intercompany payables and receivables	—	140.8	5.9	(146.7)	—

Cash provided by (used in) financing activities	218.6	133.1	5.9	(146.7)	210.9
Effect of exchange rate changes on cash and cash equivalents	—	—	(7.5)	—	(7.5)

Change in cash and cash equivalents	22.4	1.8	1,080.5	—	1,104.7

Cash and cash equivalents, beginning of period	9.2	—	391.5	—	400.7

Cash and Cash Equivalents, End of Period	$31.6	$1.8	$1,472.0	$—	$1,505.4

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
BUSINESS OVERVIEW
Strategy
Stanley has pursued a diversification strategy to enable profitable growth which involves industry, geographic and customer diversification in order to pursue sustainable revenue, earnings and cash flow growth. In addition, the Company’s desire to be a consolidator of the tool industry and to increase its relative weighting in emerging markets has been significantly enhanced by the Merger (as discussed below). The impact from this diversification strategy is evident in the performance of the Company. Sales outside the U.S. represented 49% of the total in the first quarter of 2011, up from 29% in 2002. On a pro-forma combined basis, Stanley and Black & Decker 2010 sales to U.S. home centers and mass merchants were approximately 31%, including nearly 21% in sales to the combined Company’s two largest customers. As acquisitions in the various growth platforms (electronic/convergent Security, mechanical security, engineered fastening, infrastructure solutions and healthcare solutions) are made in future years, the proportion of sales to these valued U.S. home center and mass merchant customers is expected to decrease.
Execution of this strategy has entailed approximately $3.4 billion of acquisitions since 2002 (aside from the Merger), several divestitures and increased brand investment, enabled by strong cash flow generation and proceeds from divestitures. Refer to the “Business Overview” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011 for additional strategic discussion.
Segments
The Company classifies its business into three reportable segments, which also represent its operating segments: Construction & Do It Yourself (“CDIY”), Security, and Industrial.
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
The Security segment provides access and security solutions primarily for consumers, retailers, educational, financial and healthcare institutions, as well as commercial, governmental and industrial customers. The Company provides an extensive suite of mechanical and electronic security products and systems, and a variety of security services. These include security integration systems, software, related installation, maintenance, monitoring services, automatic doors, door closers, electronic keyless entry systems, exit devices, healthcare storage and supply chain solutions, patient protection products, hardware (including door and cabinet knobs and hinges, door stops, kick plates, house numbers, gate hardware, cabinet pulls, hooks, braces and shelf brackets), locking mechanisms, electronic keyless entry systems, keying systems, tubular, mortise door locksets and enterprise mobility solutions. Security products are sold primarily on a direct sales basis, and in certain instances, through third party distributors.
The Industrial segment manufactures and markets professional industrial and automotive mechanics tools and storage systems, metal and plastic fasteners and engineered fastening systems, hydraulic tools and accessories, and specialty tools. These products are sold to industrial customers including automotive, transportation, electronics, aerospace, machine tool, and appliance industries and are distributed through third party distributors as well as direct sales forces. The industrial segment, through its CRC-Evans International (“CRC-Evans”) subsidiary, also provides services and specialized tools and equipment such as custom pipe handling, joint welding and coating equipment used in the construction of large and small diameter pipelines.

Merger
As discussed in Note A, on March 12, 2010, The Stanley Works (“Stanley”) completed a Merger with the Black & Decker Corporation (“Black & Decker”). In connection with the Merger, Stanley changed its name to Stanley Black & Decker, Inc. Throughout this MD&A, references to the “Company” refer to Stanley Black & Decker, Inc. The Company’s condensed consolidated financial statements include Black & Decker’s results of operations and cash flows from March 13, 2010.
Management believes the Merger will result in approximately $425 million in cost synergies which are expected to be achieved by the end of 2012 and which will help fuel future growth and facilitate global cost leadership. The Company is ahead of plan on the integration of the two companies and realized $135 million of the cost synergies in 2010. An additional $165 million of cost synergies are anticipated in 2011, and an incremental $125 million in 2012 to achieve the total cumulative $425 million in cost synergies by the end of 2012, which represents $460 million on an annualized basis. Additionally, revenue synergies from the Merger are still projected to be in the range of $300 million to $400 million by 2013, which implies a benefit of approximately $0.35 — $0.50 of earnings per diluted share. Revenue synergies are expected to add an incremental 50 basis points (approximately $50 million) to 2011 revenue growth and have a modest earnings impact, with remaining revenue synergies to be achieved in 2012 and 2013.
Acquisition of Infologix
In January 2011, the Company acquired InfoLogix, Inc. (“Infologix”) for $60.0 million, net of cash acquired. Infologix is a leading provider of enterprise mobility solutions for the healthcare and commercial industries and will add an established provider of mobile workstations and asset tracking solutions to Stanley’s existing Healthcare Solutions business.
Certain Items Impacting Earnings
Merger and Acquisition-Related Charges Impacting First Quarter 2011 and 2010 Earnings
First Quarter 2011
The Company reported $37 million in pre-tax charges in the first quarter of 2011, pertaining to the Merger and acquisitions (the “merger and acquisition-related charges”) which were comprised of the following:
•	$6 million in Cost of sales consisting of facility closure-related charges;

•	$16 million in Selling, general & administrative (“SG&A”) for integration-related administrative costs and consulting fees;

•	$3 million in Other, net for deal transaction costs; and

•	$12 million in Restructuring and asset impairment charges primarily for severance as well as charges associated with the closure of facilities.
The tax effect on the above charges during the first quarter of 2011 was $9 million, resulting in after-tax merger and acquisition-related charges of $28 million, or $0.16 per diluted share.
First Quarter 2010
The Company reported $213 million in pre-tax merger and acquisition-related charges in the first quarter of 2010 which were comprised of the following:
•	$42 million of inventory step-up amortization recorded in Cost of sales stemming from the initial turn of the Black & Decker acquired inventory which was written-up in purchase accounting to its fair value;

•	$49 million in SG&A for certain executive compensation and integration-related consulting fees;

•	$32 million in Other-net for investment banking and other deal transaction costs; and

•	$90 million in Restructuring primarily for severance and including such costs triggered by the change in control for certain Black & Decker executives

The tax effect on the above charges, some of which were not tax-deductible, was $34 million, such that the charges reduced net earnings by $179 million, or $1.80 per diluted share.
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
Other
In the first quarter of 2011, the Company recognized an income tax benefit attributable to the settlement of certain tax contingencies of $21 million, or $0.12 per diluted share.
2011 Outlook
This outlook discussion is intended to provide broad insight into the Company’s near-term earnings prospects, and not to discuss the various factors affecting such projections.
Management expects earnings per diluted share (“EPS”) to be in the range of $4.35 to $4.60 in 2011 which is updated from its previously communicated full year 2011 EPS guidance range. Excluding the effects of merger and acquisition-related charges, 2011 EPS is expected to be in the range of $5.00 to $5.25.
RESULTS OF OPERATIONS
Below is a summary of consolidated operating results for the three months ended April 2, 2011, followed by an overview of performance by each business segment.
Terminology: The terms “legacy Stanley”, “organic” and “core” are utilized to describe results aside from the impact of the Merger and acquisitions during their initial 12 months of ownership. This ensures appropriate comparability to operating results of prior periods. The first quarter of 2010 includes the results of the Merger from March 12, 2010 and accordingly the approximately one-half month period of Black & Decker performance in the current year is part of the organic results.
The Company has included information as if the Merger had occurred on January 3, 2010 for the three months ended April 3, 2010 (“pro-forma” information). This “pro-forma” analysis is provided to aid understanding of the Black & Decker and combined company business trends compared to the prior year since the Merger occurred March 12, 2010.
Net Sales: Net sales were $2.381 billion in the first quarter of 2011 compared to $1.262 billion in the first quarter of 2010, representing an increase of $1.119 billion or 89%. The Merger provided a 71% increase to net sales while other 2010 acquisitions, primarily CRC-Evans, Stanley Solutions de Sécurité (“SSDS”) and the January 2011 acquisition of Infologix contributed an additional 9% increase in net sales. Organic sales volume provided a 7% increase in net sales and the favorable effects of foreign currency translation contributed an additional 2% to net sales, while customer pricing remained flat for the quarter. Organic sales growth was mainly attributable to strength in end market demand, especially in the industrial segment and in emerging markets, as well as market share gains. On a geographic basis, organic unit volume increased 8% in the Americas, 3% in Europe, and 14% in the Asian region. By segment, legacy Stanley CDIY unit volume remained flat with the first quarter of 2010, increased 16% in Industrial and 3% in Security. The Industrial segment exhibited strength in all geographic regions and across distribution channels. On a pro-forma basis, the legacy Black & Decker business achieved 2% unit volume growth reflecting strength in emerging markets along with continued strong new product performance, particularly the 12 volt lithium-ion cordless products. These favorable factors affecting the pro-forma Black & Decker sales were partially offset by a 30% decline in Pfister sales following the loss of certain stock-keeping-units at a major customer (approximately $50 million annual impact), as well as key customer inventory corrections in hardware and home improvement in the first quarter of 2011.

Gross Profit: Gross profit was $883 million, or 37.1% of net sales, in the first quarter of 2011, compared to $456 million, or 36.1% of net sales, in the prior year. The inclusion of the results of Black & Decker for the full quarter of 2011 and other acquisitions results were main drivers to the overall increase in gross profit for the quarter compared to the 2010 period. Merger and acquisition-related charges amounted to $6 million in 2011 and $42 million in 2010, as previously discussed. The gross margin rates excluding these charges were 37.3% in 2011 as compared with 39.4% in 2010. The gross margin rate change primarily reflects the mix effect of a larger proportion of CDIY segment sales in the current year associated with the Merger, and commodity inflation, partially offset by favorable sales volume leverage and benefits from productivity projects. The Company expects continued commodity inflation pressures which will negatively impact the gross margin rate by approximately 100 basis points in 2011. This effect is net of an anticipated 33-50% recovery through customer pricing actions, the vast majority of which will occur in the second half of the year.
SG&A Expenses: SG&A, inclusive of the provision for doubtful accounts, was $606 million, or 25.4% of net sales in the first quarter of 2011 compared to $383 million, or 30.3% of net sales in the prior year. Black & Decker and other acquisitions (aside from merger and acquisition-related charges) contributed $241 million of incremental SG&A for the first quarter of 2011. Merger and acquisition-related charges totaled $16 million in 2011 and $49 million in 2010 as previously discussed. Excluding the merger and acquisition-related charges, SG&A was 24.8% of net sales in 2011 compared with 26.4% of net sales in the prior year; this also represented an improvement from 25.4% of net sales on a pro-forma basis in 2010. The favorable SG&A rate (as a percentage of sales) primarily reflects sales volume leverage and cost synergies.
The corporate overhead element of SG&A, which is not allocated to the business segments, amounted to $59 million and $76 million in the first quarters of 2011 and 2010, respectively. The decrease in 2011 expense pertains mainly to a reduction of executive compensation and integration consulting costs associated with the Merger which were significant in the first quarter of 2010. This was partially offset by an increase of overhead associated with the inclusion of Black & Decker results for the full quarter of 2011. The corporate overhead element of SG&A for the first quarter of 2011 is consistent as a % of net sales with the fourth quarter of 2010 at 2.5%. Excluding merger and acquisition-related charges, the corporate overhead element of SG&A was $44 million and $27 million in the first quarters of 2011 and 2010, respectively.
Distribution center costs (i.e. warehousing and fulfillment facility and associated labor costs) are classified within SG&A. This classification may differ from other companies who may report such expenses within cost of sales. Due to diversity in practice, to the extent the classification of these distribution costs differs from other companies, the Company’s gross margins may not be comparable. Such distribution costs classified in SG&A amounted to $58 million in the first quarter of 2011 and $35 million in 2010. The increase is primarily attributable to the inclusion of a full quarter of Black & Decker results in the 2011 period.
Other, net: Other, net expense amounted to $53 million in the first quarter of 2011 versus $65 million in 2010. The decrease is primarily due to $29 million of lower merger and acquisition-related transaction costs, such as investment banking and legal fees, partially offset by the higher amortization expense pertaining to the intangible assets from the Black & Decker, SSDS, CRC-Evans and Infologix acquisitions.
Interest, net: Net interest expense in the first quarter of 2011 was $30 million compared to $18 million in the prior year. The increase in interest expense primarily relates to a full quarter of interest on the $1.832 billion of debt assumed in connection with the Merger. Additionally, the Company incurred interest expense on the November 2010 convertible preferred units offering, which was largely offset by a reduction of interest expense associated with $513 million of debt retired in 2010 along with higher interest income. Refer to Note H, Long-Term Debt and Financing Arrangements, of the Company’s 2010 Form 10-K for the year ended January 1, 2011 for further discussion.
Income Taxes: For the three month periods ended April 2, 2011 and April 3, 2010, the effective income tax rate was 12.7% and (1.4%), respectively. The effective tax rate differs from the statutory tax rate, in the current quarter, primarily due to the inclusion of $21 million of benefits attributable to the favorable settlement of certain tax contingencies and the inclusion of a full quarter of legacy Black & Decker earnings in lower taxed jurisdictions. The lower effective tax rate in the prior year primarily resulted from the inclusion of $213 million of merger and acquisition-related charges, a significant portion of which were non-deductible for tax purposes, thus resulting in a tax expense on pre-tax losses. Excluding merger and acquisition-related charges, the effective income tax rates were 14.8% and 33.6% for the three months ended April 2, 2011 and April 3, 2010, respectively. Further, also excluding the favorable settlement, the effective income tax rate for the three months ended April 2, 2011 was 24.3%.

Business Segment Results
The Company’s reportable segments are aggregations of businesses that have similar products, services and end markets, among other factors. The Company utilizes segment profit (which is defined as net sales minus cost of sales, and SG&A aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, other-net (inclusive of intangible asset amortization expense), restructuring and asset impairments, interest income, interest expense, and income tax expense. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and the expense pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Refer to Note N, Restructuring, of the Notes to the Condensed Consolidated Financial Statements for the amount of restructuring charges attributable to each segment. As discussed previously, the Company’s operations are classified into three reportable segments, which also represent its operating segments: CDIY, Security, and Industrial. The Company recast 2010 segment net sales and profit between the CDIY and Industrial segments to align reporting with the current management of certain industrial end customers to be comparable with the 2011 presentation.
CDIY: CDIY net sales were $1.211 billion in the first quarter of 2011, up 121% from $549 million in the prior year. Black & Decker contributed 114% of the increase. Organic unit volume increased sales by 5%, foreign currency translation had a 2% favorable impact and price was flat. Sales unit volume in the legacy Stanley hand tools, fastening, and storage business was relatively flat reflecting a soft retail channel in North America which offset strong hand tools sales in Latin America facilitated by the Black & Decker distribution infrastructure. On a pro-forma basis, the first quarter legacy Black & Decker power tools and accessories sales rose 2%, with a 1% increase from unit volume (net of divestitures) and 1% from foreign currency while price was flat. The organic unit volume increase was primarily due to incremental growth in professional power tool products fostered by continued success with the 12-volt compact lithium ion power tool products marketed under the DeWalt, Porter Cable and Black & Decker brands, along with strong emerging market sales in Latin America and Asia. This growth was partially offset by a decrease in Pfister sales due to the loss of business from a major customer. The consumer products group was relatively flat with the 2010 period as strength in Latin America was muted by weaker consumer spending primarily in Europe. Excluding the Pfister results and the effect of certain small product line divestitures, total pro-forma CDIY segment unit volume growth was 3%. With additional new product introductions, customer programs and revenue synergies, continued segment organic sales growth is anticipated as the year progresses.
Segment profit was $157 million, or 12.9% of net sales, for the first quarter of 2011, compared to $48 million or 8.7% of net sales in the prior year. Merger and acquisition-related costs totaled $2 million in 2011 and $32 million in 2010, pertaining to facility closure costs and inventory step-up amortization, respectively. Excluding merger and acquisition-related costs, segment profit amounted to $159 million, or 13.1% of net sales, which compares with $79 million, or 14.5% of net sales in the first quarter of 2010. The increase in segment profit and the change in the segment profit rate (aside from merger and acquisition-related costs) reflect the inclusion of a full quarter of Black & Decker in the current year, which has lower profit rates than the legacy Stanley business, unrecovered commodity cost inflation, and the previously discussed Pfister business loss. While the segment profit rate, excluding the merger and acquisition-related charges, declined 140 basis points from the prior year it increased 200 basis points sequentially from the fourth quarter of 2010. On a pro-forma basis, CDIY segment profit increased 50 basis points in the first quarter of 2011 versus the first quarter of 2010 as sales volume leverage and cost synergies more than offset the previously discussed unfavorable factors.
Security: Security sales increased 35% to $557 million during the first quarter of 2011 from $414 million in the corresponding 2010 period. The Merger provided 22% of the increase and other acquisitions, principally SSDS and Infologix, provided an additional 11%. Unit volume and foreign currency translation each provided 1% of sales growth while price was relatively flat. Convergent security solutions (“CSS”) unit volume sales increased 8% organically, as both installations and recurring monthly revenue grew. Sales volume growth from national accounts outpaced core commercial customers and orders continued to expand sequentially. CSS healthcare achieved double digit percentage growth. The strength in CSS was mostly offset by 5% lower unit volume sales in mechanical access solutions (“MAS”). The MAS performance was affected by a large U.S. customer inventory correction in the legacy Black and Decker hardware and home improvement (“HHI”) business, as well as weaker demand in the legacy Stanley hardware business. The Kwikset locks portion of the HHI business has performed well for over a year and remains strong. Also, to a lesser extent, legacy Stanley mechanical lock sales were down associated with a lagging commercial construction market. On a pro forma basis, legacy Black & Decker (i.e. HHI) unit volume decreased 11% from the prior year attributable to the key customer inventory correction as well as higher demand in the first quarter of 2010 associated with the now expired housing tax credit. On a pro-forma basis, total Security segment unit volume was flat as strength in CSS was offset by MAS.

Security segment profit amounted to $73 million, or 13.0% of net sales, for the first quarter of 2011 as compared to $64 million, or 15.5% of net sales in the prior year. Merger and acquisition-related charges reduced segment profit by $5 million in both periods. Excluding such charges, the segment profit was $77 million, or 13.9% of net sales, in 2011 versus $69 million, or 16.8% of net sales, in 2010. The inclusion of Black & Decker for a full quarter of 2011 was a primary contributor to the increase in the segment profit but had an approximately 50 basis point dilutive effect on the rate. The remaining decrease in the segment profit rate primarily pertained to unrecovered commodity inflation, the dilutive impact from acquisitions (SSDS, GMT and Infologix), and the previously discussed HHI sales volume decline. These negative impacts to the segment profit rate were partially offset by the favorable effects of cost synergies and productivity. Pricing actions to mitigate inflation pressure, the benefits of further Black & Decker cost synergies and the continued integration of recent acquisitions are among various factors expected to enable stronger segment profit during the remainder of the year.
Industrial: Industrial sales of $613 million in the first quarter of 2011 increased 105% from $299 million in the prior year. Black & Decker contributed 64% of this increase while the CRC-Evans business provided an additional 20% of the sales increase. Price and favorable foreign currency contributed 2% and 1% to net sales, respectively. Organic sales volume increased 18% reflecting strength in all businesses and regions. The industrial and automotive repair (“IAR”) business achieved robust growth in all major distribution channels, continued market share gains in North America and Europe, and realized revenue synergies from DeWalt products sold in the North American mobile distribution channel. The engineered fastening business contributed strong growth driven by increased automotive production in North America and Asia. The hydraulic tools business also posted significant volume gains aided by favorable steel scrap markets. The pro-forma Black & Decker sales, for the Emhart engineered fastening business, were comprised of 13% unit volume increases, 3% foreign currency translation, 2% from an acquisition with price remaining relatively flat. This strong performance by Emhart is noteworthy considering a 4% increase in global automotive production and despite the headwinds from lower Japanese production associated with the natural disasters that recently occurred.
Industrial segment profit was $107 million, or 17.5% of net sales, for the first quarter of 2011, compared with $37 million, or 12.5% of net sales, in 2010. Excluding the $4 million of merger and acquisition-related charges in the first quarter of 2010 (as there were no charges affecting this segment in the first quarter of 2011), the increase in segment profit was 360 basis points. This strong segment profit rate expansion was enabled by the accretive impact from the inclusion of a full quarter of Black & Decker results in addition to the impact of CRC Evans, along with the favorable operating leverage impacts of higher sales volume in the IAR and legacy Black and Decker engineered fastening businesses as previously discussed.
Restructuring
At April 2, 2011, restructuring reserves totaled $98.5 million. A summary of the restructuring reserve activity from January 1, 2011 to April 2, 2011 is as follows (in millions):

		Net
	1/1/11	Additions	Usage	Currency	4/2/11
2011 Actions
Severance and related costs	$—	$9.1	$(0.4)	$(0.1)	$8.6
Facility closure	—	1.7	(0.2)	—	1.5
Other	—	0.5	(0.5)	0.1	0.1

Subtotal 2011 actions	—	11.3	(1.1)	—	10.2

Pre-2011 Actions
Severance and related costs	97.8	0.7	(14.7)	1.3	85.1
Facility closure	2.3	1.0	(1.2)	—	2.1
Other	1.1	0.3	(0.4)	0.1	1.1

Subtotal Pre-2011 actions	101.2	2.0	(16.3)	1.4	88.3

Total	$101.2	$13.3	$(17.4)	$1.4	$98.5

2011 Actions: In the first quarter of 2011, the Company continued to initiate restructuring activities associated with the Merger and recognized $9.6 million of restructuring charges related to activities initiated in the current year. Of those charges, $7.6 million relates to severance charges associated with the reduction of 275 employees, $1.5 million relates to facility closure costs, and $0.5 million represents other charges.
In addition, the Company has initiated cost reduction actions in the first three months 2011 that were not associated with the Merger, resulting in severance and related charges of $1.5 million pertaining to the reduction of approximately 17 employees, and facility closure costs of $0.2 million.

Of the $11.3 million recognized for these 2011 actions, $1.1 million has been utilized to date, with $10.2 million of reserves remaining as of April 2, 2011 with the majority expected to be utilized in 2011 and 2012.
Pre-2011 Actions: As more fully disclosed in Note O of The Stanley Black & Decker Annual Report on Form 10-K for the year ended January 1, 2011 the Company initiated restructuring activities associated with the Merger and acquisition of SSDS. Charges recognized in the first quarter of 2011 associated with these prior year initiatives amounted to $2.4 million. Additionally, in the first quarter of 2011 the Company released $0.4 million of the reserve related to residual liabilities for prior year initiatives that were not associated with the Merger.
As of January 1, 2011, the reserve balance related to these pre-2011 actions totaled $101.2 million. Utilization of the reserve balance related to Pre-2011 actions was $16.3 million in the first three months of 2011. The vast majority of the remaining reserve balance of $88.3 million is expected to be utilized in 2011 with the remainder in 2012.
Segments: The $13.3 million of charges recognized in the first quarter of 2011 includes: $6.3 million pertaining to the CDIY segment; $1.5 million pertaining to the Security segment; and $5.5 million pertaining to the Industrial segment.
In addition to the restructuring charges described in the preceding paragraphs, the Company recognized $6.0 million of restructuring-related costs in the first quarter of 2011 pertaining to the Merger. Those costs are classified in Cost of Sales and include accelerated depreciation and other charges associated with facility closures.
FINANCIAL CONDITION
Liquidity, Sources and Uses of Capital
Operating Activities: Cash flow from operations was $120 million in the first quarter of 2011 compared to a cash outflow of $33 million in the first quarter of 2010. Cash flow from operations for the first quarter of 2011 was unfavorably impacted by $11 million for merger and acquisition-related payments compared to $92 million for the first quarter of 2010. The most significant contributor to the increase in cash flow from operations is an increase of $267 million in the Company’s reported net earnings, as the first quarter of 2010 resulted in a net loss of $109 million. The increase in earnings in the 2011 period is primarily attributable to the inclusion of a full quarter of Black & Decker results and $151 million higher, after-tax merger and acquisition-related charges in the prior year upon the Black & Decker change in control. Outflows from working capital were $70 million in the first quarter of 2011, compared with outflows of $90 million in the prior year’s quarter, pertaining to normal inventory build that occurs in certain businesses during the first quarter each year. Working capital turns improved to 5.3 times for the first quarter of 2011 as compared to 4.6 times for the first quarter of 2010 (pro-forma with Black & Decker) due to improvements in days outstanding accounts receivable and accounts payable, while days in inventory were relatively flat. The Stanley Fulfillment System (“SFS”) continues to be deployed in Black & Decker and other acquisitions which is expected to further improve working capital efficiency over time. Other operating cash outflows were $72 million in the first quarter of 2011 as compared with inflows of $107 million in the first quarter of 2010. This change is largely attributable to the higher restructuring and merger and acquisition-related charges net of payments in the prior year, the previously discussed $21 million favorable tax settlement in the current year that will not be realized in cash until later in 2011, higher pension plan contributions in the current year, and the timing of derivative cash flows.
Free Cash Flow: Free cash flow, as defined in the following table, was $50 million in the first quarter of 2011 compared to a $55 million outflow in the corresponding 2010 period. Operating cash flow for the first quarter of 2011 and 2010 was affected by $11 million and $92 million of merger and acquisition-related payments, respectively. The Company believes free cash flow is an important measure of its liquidity, as well as its ability to fund future growth and provide a dividend to shareowners. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

(Millions of Dollars)	2011	2010
Net cash provided by (used in) operating activities	$120	$(33)
Less: capital and software expenditures	(70)	(22)

Free cash flow (outflow)	$50	$(55)

Based on its demonstrated ability to generate cash flow from operations as well as its strong balance sheet and credit position at April 2, 2011, the Company believes its long-term capital allocation strategy, to deploy free cash flow by investing approximately two-thirds in acquisitions and growth and returning approximately one-third to shareowners through continued dividend growth and opportunistic share repurchases, will be achieved.
Investing Activities: Capital and software expenditures were $70 million in the first quarter of 2011, compared to $22 million in 2010. The increase in the 2011 period is principally related to the incremental capital and software expenditures associated with the Merger. The Company will continue to make capital investments that are necessary to drive productivity and cost structure improvements as well as achieve merger and acquisition-related cost synergies while ensuring that such investments provide an appropriate return on capital employed.
Cash flows from business acquisitions and asset disposals in the first quarter of 2011 were $45 million compared to $7 million in 2010 (excluding cash acquired from the Merger of $949 million), which primarily related to the Infologix acquisition in January 2011 and was partially offset by cash received from certain small divestitures in the CDIY segment.
Additionally the Company had outflows on the settlement of net investment hedges of $23 million in 2011 compared to $16 million in 2010.
Financing Activities: Net proceeds from short-term borrowings amounted to cash inflows of $141 million in the first quarter of 2011 compared to $436 million in the same 2010 period. The net proceeds received from commercial paper borrowings in 2011 were used for general operations. The net proceeds in the prior year were primarily utilized to repay the $200 million of term notes that matured in March 2010, to pay certain merger and acquisition-related transaction and compensation costs, and to fund the expansion of inventory to support second quarter sales volumes.
Cash proceeds from the issuance of common stock were $55 million for the first quarter of 2011 versus $14 million in the prior year pertaining to the exercise of stock options. Cash dividends were $69 million for the first quarter of 2011 compared to $34 million in 2010. The increase in cash dividends in the 2011 period was primarily attributable to the additional shares outstanding associated with the Merger as well as an increase in dividends per common share to $0.41 per share, as announced in February 2011. This represents the 44th consecutive year of dividend increases.
On March 11, 2011, the Company entered into a new four year $1.2 billion committed credit facility (the “Credit Agreement”). In connection with entering into the Credit Agreement the Company terminated the existing $800.0 million Amended and Restated Credit Agreement. Additionally, the $700.0 million 364-Day Credit Agreement dated as of March 12, 2010 expired in accordance with its terms on March 11, 2011. Borrowings under the Credit Agreement may include U.S. Dollars up to the $1.2 billion commitment or in Euro or Pounds Sterling subject to a foreign currency sublimit of $400.0 million and bear interest at a floating rate dependent upon the denomination of the borrowing. Repayments must be made on March 11, 2015 or upon an earlier termination date of the Credit Agreement, at the election of the Company. Under the terms of the Credit Agreement, the Company must maintain an interest coverage ratio of not less than 3.5 to 1.0 for each period of four consecutive quarters. The Company has not yet drawn on the commitments provided by the Credit Agreement. This credit facility is designed to be a liquidity back-stop for the Company’s $1.5 billion commercial paper program.
Credit Ratings & Liquidity: There have been no changes to the Company’s strong investment grade credit ratings from all major U.S. rating agencies on its senior unsecured debt (average A-) as well as its short-term commercial paper borrowings since January 1, 2011. Failure to maintain strong investment grade rating levels could adversely affect the Company’s cost of funds, liquidity and access to capital markets, but would not have an adverse effect on the Company’s ability to access the $1.2 billion committed credit facilities. Cash and cash equivalents totaled $1.883 billion as of April 2, 2011, substantially all of which is in foreign jurisdictions. As discussed in Note Q, Income Taxes, in the Company’s 2010 Annual Report on Form 10-K, concurrent with the Merger, the Company made a determination to repatriate certain legacy Black & Decker foreign earnings, on which U.S. income taxes had not previously been provided. As a result of this repatriation decision, the Company has recorded a related deferred tax liability. Current plans and liquidity requirements do not demonstrate a need to repatriate other foreign earnings. Accordingly, all other undistributed foreign earnings of the Company are considered to be permanently reinvested, consistent with the Company’s overall growth strategy internationally, including acquisitions and long-term financial objectives. No provision has been made for taxes that might be payable upon remittance of these undistributed foreign earnings. However, should management determine at a later point to repatriate additional foreign earnings, the Company would be required to accrue and pay taxes at that time.

OTHER MATTERS
Critical Accounting Estimates There have been no significant changes in the Company’s critical accounting estimates during the first quarter of 2011. Refer to the “Other Matters” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011 for a discussion of the Company’s critical accounting estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no significant change in the Company’s exposure to market risk during the first quarter of 2011. For discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s Form 10-K for the year ended January 1, 2011.
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of management, including the Company’s President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer have concluded that, as of April 2, 2011, the Company’s disclosure controls and procedures are effective. There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CAUTIONARY STATEMENT
Under the Private Securities Litigation Reform Act of
1995
Certain statements contained in this Quarterly Report on Form 10-Q that are not historical, including, but not limited to, the statements regarding the Company’s ability to: (i) achieve $425 million in cost synergies in connection with the Merger by the end of 2012, of which $165 million is anticipated in 2011 and an incremental $125 million in 2012; (ii) achieve future growth and global leadership as a result of achieving the $425 million in cost synergies; (iii) realize revenue synergies in connection with the Merger in the range of $300 million to $400 million by 2013, which implies a benefit of approximately $0.35 to $0.50 of earnings per diluted share; (iv) add an incremental 50 basis points (approximately $50 million) to 2011 revenue growth and a modest earnings impact as a result of revenue synergies related to the Merger; (v) achieve earnings per diluted share in the range of $4.35 to $4.60 in 2011 and excluding the effects of merger and acquisition related charges, in the range of $5.00 to $5.25 for 2011; (vi) achieve 33-50% commodity inflation recovery through customer pricing actions in the second half of 2011; (vii) achieve segment organic sales and profit growth as 2011 progresses; and (viii) improve working capital efficiency over time; ( collectively, the “Results”); are “forward-looking statements” and are based on current expectations.
These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of risks, uncertainties and important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in the forward looking statements include, without limitation, those set forth under Part I Item 1A Risk Factors in the Company’s Annual Report on Form 10-K for the year ended January 1, 2011 (together with any material changes thereto contained in subsequent filed Quarterly Reports on Form 10-Q); those contained in the Company’s other filings with the Securities and Exchange Commission; and those set forth below.
The Company’s ability to deliver the Results is dependent upon: (i) the Company’s ability to execute integration and achieve the synergies, capitalize on growth opportunities and achieve the anticipated results of the combination with Black & Decker; (ii) the Company’s success at limiting merger-related charges; (iii) the Company’s ability to achieve working capital benefits and limit restructuring and other payments in connection with the Black & Decker merger; (iv) the Company’s ability to make capital investments that are necessary to drive productivity and cost structure improvements while insuring that such investments provide a return on capital employed ; (v) the Company’s ability to successfully integrate recent acquisitions including Black & Decker, CRC-Evans and SSDS, as well as any future acquisitions, while limiting associated costs; (vi) the success of the Company’s efforts to expand its tools and security businesses; (vii) the success of the Company’s efforts to build a growth platforms and market leadership in Convergent Securities Solutions, Infrastructure and Healthcare; (viii) the Company’s success in developing and introducing new and high quality products, growing sales in existing markets, identifying and developing new markets for its products and maintaining and building the strength of its brands; (ix) the continued acceptance of technologies used in the Company’s products, including Convergent Security Solutions, Infrastructure and Healthcare products; (x) the Company’s ability to manage existing Sonitrol franchisee and Mac Tools distributor relationships; (xi) the Company’s ability to minimize costs associated with any sale or discontinuance of a business or product line, including any severance, restructuring, legal or other costs; (xii) the proceeds realized with respect to any business or product line disposals; (xiii) the extent of any asset impairments with respect to any businesses or product lines that are sold or discontinued; (xiv) the success of the Company’s efforts to manage freight costs, steel and other commodity costs; (xv) the Company’s ability to sustain or increase prices in order to, among other things, offset or mitigate the impact of steel, freight, energy, non-ferrous commodity and other commodity costs and any inflation increases; (xvi) the Company’s ability to generate free cash flow and maintain a strong debt to capital ratio, including focusing on reduction of debt as determined by management; (xvii) the Company’s ability to identify and effectively execute productivity improvements and cost reductions, while minimizing any associated restructuring charges; (xviii) the Company’s ability to obtain favorable settlement of routine tax audits; (xix) the ability of the Company to generate earnings sufficient to realize future income tax benefits during periods when temporary differences become deductible; (xx) the continued ability of the Company to access credit and capital markets under satisfactory terms; and (xxi) the Company’s ability to negotiate satisfactory payment terms under which the Company buys and sells goods, services, materials and products.
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
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors as disclosed in the Company’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2011.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended April 2, 2011:

	(a)		Total Number	Maximum Number
	Total		Of Shares	Of Shares That
	Number Of	Average Price	Purchased As	May Yet Be
	Shares	Paid Per	Part Of A Publicly	Purchased Under
2011	Purchased	Share	Announced Program	The Program
January 2 – February 5		$	—	—
February 6 – March 5	8,648	75.98	—	—
March 6 – April 2			—	—

	8,648	$75.98

As of April 2, 2011, 7.8 million shares of common stock remain authorized for repurchase associated with the prior authorization of the repurchase of 10.0 million shares on December 12, 2007. The Company may continue to repurchase shares in the open market or through privately negotiated transactions from time to time pursuant to this prior authorization to the extent management deems warranted based on a number of factors, including the level of acquisition activity, the market price of the Company’s common stock and the current financial condition of the Company.

(a)	The shares of common stock in this column were deemed surrendered to the Company by participants in various benefit plans of the Company to satisfy the participants’ taxes related to vesting or delivery of time vesting restricted share units under those plans.

ITEM 6. EXHIBITS

(10)	Four Year Credit Agreement, dated as of March 11, 2011, by and among Stanley Black & Decker, Inc., The Black & Decker Corporation, as Subsidiary Guarantor, the lenders named therein, Citibank, N.A., as Administrative Agent, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Lead Arrangers and Book Runners, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 16, 2011).

(11)	Statement re-computation of per share earnings (the information required to be presented in this exhibit appears in Note C to the Company’s Condensed Consolidated Financial Statements set forth in this Quarterly Report on Form 10-Q).

(31)(i)(a)	Certification by Chief Executive Officer pursuant to Rule 13a-14(a).

(i)(b)	Certification by Chief Financial Officer pursuant to Rule 13a-14(a).

(32)(i)	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(ii)	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The following materials from Stanley Black & Decker Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations for the three months ended April 2, 2011 and April 3, 2010, (ii) Consolidated Balance Sheets at April 2, 2011 and January 1, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended April 2, 2011 and April 3, 2010, (iv) Consolidated Statements of Changes in Shareowner’s Equity at April 2, 2011 and April 3, 2010, and (v) Notes to (Unaudited) Condensed Consolidated Financial Statements, tagged as block of text**.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANLEY BLACK & DECKER, INC.
Date: May 12, 2011	By:	/s/ Donald Allan Jr.
Donald Allan Jr.
Senior Vice President and Chief Financial Officer