Form 10-Q
period 2011-07-02
STANLEY BLACK & DECKER, INC.
filed 2011-07-27
CIK 93556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [        ] to [        ]

Commission File Number 001-05224

STANLEY BLACK & DECKER, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CONNECTICUT	06-0548860
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)
\\nbc-prd-hypfs-01\K

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

168,359,465 shares of the registrant’s common stock were outstanding as of July 22, 2011

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JULY 2, 2011 AND JULY 3, 2010

(Unaudited, Millions of Dollars, Except Per Share Amounts)

	Second Quarter		Year to Date
	2011	2010	2011	2010
NET SALES	$2,623.2	$2,365.6	$5,003.9	$3,627.6
COSTS AND EXPENSES
Cost of sales	1,655.8	1,596.6	3,154.0	2,402.7
Selling, general and administrative	628.5	581.1	1,231.4	959.6
Provision for doubtful accounts	6.0	3.1	8.8	7.1
Other, net	59.8	65.1	112.3	130.0
Restructuring charges and asset impairments	21.1	85.8	34.4	183.2
Interest expense	34.1	26.8	68.7	46.1
Interest income	(7.3)	(2.2)	(12.4)	(3.4)

	2,398.0	2,356.3	4,597.2	3,725.3

Earnings (loss) from continuing operations before income taxes	225.2	9.3	406.7	(97.7)
Income taxes (benefit) on continuing operations	27.9	(37.0)	51.0	(35.5)

Net earnings (loss) from continuing operations	197.3	46.3	355.7	(62.2)

Less: Net earnings (loss) attributable to non-controlling interests	-	0.5	(0.3)	0.6

NET EARNINGS (LOSS) ATTRIBUTABLE TO STANLEY BLACK & DECKER, INC.	$197.3	$45.8	$356.0	$(62.8)

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK Total basic earnings (loss) per share of common stock	$1.17	$0.28	$2.12	$(0.49)

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK Total diluted earnings (loss) per share of common stock	$1.14	$0.28	$2.06	$(0.49)

DIVIDENDS PER SHARE OF COMMON STOCK	$0.41	$0.33	$0.82	$0.66

AVERAGE SHARES OUTSTANDING (in thousands):
Basic	168,119	162,847	167,679	129,163

Diluted	173,075	166,084	172,429	129,163

See notes to condensed consolidated financial statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JULY 2, 2011 AND JANUARY 1, 2011

(Unaudited, Millions of Dollars, Except Per Share Amounts)

	$16,033.5	$16,033.5
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$1,915.0	$1,745.4
Accounts and notes receivable, net	1,624.6	1,417.1
Inventories, net	1,448.4	1,272.0
Prepaid expenses	199.2	224.0
Other current assets	151.8	157.1

Total Current Assets	5,339.0	4,815.6
Property, Plant and Equipment, net	1,186.4	1,166.5
Goodwill	6,248.7	5,941.9
Customer Relationships, net	855.1	889.8
Trade Names, net	1,845.2	1,839.4
Other Intangible Assets, net	145.1	143.0
Other Assets	414.0	343.2

Total Assets	$16,033.5	$15,139.4

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities
Short-term borrowings	$626.9	$1.6
Current maturities of long-term debt	317.0	416.1
Accounts payable	1,267.9	998.6
Accrued expenses	1,192.9	1,325.9

Total Current Liabilities	3,404.7	2,742.2
Long-Term Debt	2,729.0	3,018.1
Post-Retirement Benefits	648.2	642.8
Deferred Taxes	925.6	901.1
Other Liabilities	742.2	765.5
Commitments and Contingencies (Note Q)	—	—
Stanley Black & Decker, Inc. Shareowners’ Equity
Common stock, par value $2.50 per share	440.7	440.7
Authorized 300,000,000 shares Issued 176,091,572 shares at July 2, 2011 and January 1, 2011
Additional paid in capital	4,906.4	4,885.7
Retained earnings	2,521.4	2,301.8
Accumulated other comprehensive income (loss)	78.4	(116.3)
ESOP	(71.5)	(74.5)

	7,875.4	7,437.4
Less: cost of common stock in treasury	(344.0)	(420.4)

Stanley Black & Decker, Inc. Shareowners’ Equity	7,531.4	7,017.0
Non-controlling interests	52.4	52.7

Total Shareowners’ Equity	7,583.8	7,069.7

Total Liabilities and Shareowners’ Equity	$16,033.5	$15,139.4

See notes to condensed consolidated financial statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE AND SIX MONTHS ENDED JULY 2, 2011 AND JULY 3, 2010

(Unaudited, Millions of Dollars)

	$1,915.0	$1,915.0	$1,915.0	$1,915.0
	Second Quarter		Year to Date
OPERATING ACTIVITIES	2011	2010	2011	2010
Net earnings (loss)	$197.3	$46.3	$355.7	$(62.2)
Less: Net (loss) earnings attributable to non-controlling interest	—	0.5	(0.3)	0.6

Net earnings (loss) attributable to Stanley Black & Decker, Inc	197.3	45.8	356.0	(62.8)
Depreciation and amortization	93.8	92.7	197.7	152.4
Inventory step-up amortization	—	117.7	—	159.3
Stock-based compensation	17.4	18.4	32.7	49.9
Settlement of income tax contingencies	(48.5)	(35.7)	(69.2)	(35.7)
Changes in working capital	(5.4)	(20.0)	(75.7)	(110.4)
Changes in other assets and liabilities	(77.3)	2.1	(143.8)	35.6

Cash provided by operating activities	177.3	221.0	297.7	188.3
INVESTING ACTIVITIES
Capital expenditures and capitalized software	(67.9)	(35.1)	(138.0)	(57.2)
Business acquisitions and asset disposals	(35.6)	(10.9)	(80.1)	(18.1)
Cash acquired from Black & Decker	—	—	—	949.4
Interest rate swap terminations	—	—	—	30.0
Purchases of short-term investments	(42.5)	—	(42.5)	—
Investment in Niscayah	(58.5)	—	(58.5)	—
(Payments on) proceeds from net investment hedge settlements	(6.5)	15.8	(29.2)	(0.3)

Cash (used in) provided by investing activities	(211.0)	(30.2)	(348.3)	903.8
FINANCING ACTIVITIES
Payments on long-term debt	(400.9)	(0.8)	(401.4)	(201.6)
Proceeds from long-term debt	20.5	—	20.5	—
Net premium paid for equity option	(19.6)	—	(19.6)	—
Stock purchase contract fees	(0.8)	(3.9)	(1.6)	(7.7)
Net short-term borrowings (repayments)	483.4	(357.1)	624.8	78.8
Cash dividends on common stock	(68.9)	(54.6)	(137.5)	(88.9)
Proceeds from the issuance of common stock	30.0	346.9	85.4	360.9
Purchase of common stock for treasury	(5.4)	(2.1)	(6.1)	(2.2)

Cash provided by (used in) financing activities	38.3	(71.6)	164.5	139.3
Effect of exchange rate changes on cash and cash equivalents	26.9	(26.2)	55.7	(33.7)

Increase in cash and cash equivalents	31.5	93.0	169.6	1,197.7

Cash and cash equivalents, beginning of period	1,883.5	1,505.4	1,745.4	400.7

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,915.0	$1,598.4	$1,915.0	$1,598.4

See notes to condensed consolidated financial statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

PERIODS ENDED JULY 2, 2011 AND JULY 3, 2010

(Millions of Dollars, Except Per Share Amounts)

	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	ESOP	Treasury Stock	Non-controlling Interests	Shareowners’ Equity
Balance January 1, 2011	$440.7	$4,885.7	$2,301.8	$(116.3)	$(74.5)	$(420.4)	$ 52.7	$7,069.7
Comprehensive income:
Net earnings (loss)			356.0				(0.3)	355.7
Currency translation adjustment and other				206.1				206.1
Cash flow hedge, net of tax				(11.8)				(11.8)
Change in pension, net of tax				0.4				0.4

Total comprehensive income (loss)			356.0	194.7			(0.3)	550.4
Cash dividends declared — $0.82 per share			(137.5)					(137.5)
Issuance of common stock		(6.6)				82.5		75.9
Equity purchase contracts - stock issuance		(0.4)						(0.4)
Net premium paid and settlement of equity option		(19.6)						(19.6)
Repurchase of common stock (85,547 shares)						(6.1)		(6.1)
Stock-based compensation related		32.7						32.7
Tax benefit related to stock options exercised		14.6						14.6
ESOP and related tax benefit			1.1		3.0			4.1

Balance July 2, 2011	$440.7	$4,906.4	$2,521.4	$ 78.4	$(71.5)	$(344.0)	$ 52.4	$7,583.8

	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	ESOP	Treasury Stock	Non-controlling Interests	Shareowners’ Equity

Balance January 2, 2010	$230.9	$126.7	$2,295.5	$(76.5)	$(80.8)	$(509.7)	$ 25.4	$2,011.5
Comprehensive income:
Net (loss) earnings			(62.8)				0.6	(62.2)
Currency translation adjustment and other				(272.4)				(272.4)
Cash flow hedge, net of tax				(37.8)				(37.8)
Change in pension, net of tax				2.3				2.3

Total comprehensive (loss) income			(62.8)	(307.9)			0.6	(370.1)
Cash dividends declared — $0.66 per share			(81.2)					(81.2)
Issuance of common stock		(18.6)				56.1		37.5
Equity purchase contracts - stock issuance	12.9	307.1						320.0
Black & Decker consideration paid	196.9	4,458.9				0.4		4,656.2
Repurchase of common stock (36,931 shares)						(2.2)		(2.2)
Non-controlling interest buyout		0.7					(0.7)	—
Settlement of equity option		1.7				(1.7)		—
Stock-based compensation related		49.9						49.9
Tax benefit related to stock options exercised		8.7						8.7
ESOP and related tax benefit			1.0		3.2			4.2

Balance July 3, 2010	$ 440.7	$4,935.1	$ 2,152.5	$(384.4)	$(77.6)	$ (457.1)	$ 25.3	$6,634.5

See notes to condensed consolidated financial statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 2, 2011

A.         Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. Operating results for the three and six months ended July 2, 2011, are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in the Stanley Black & Decker, Inc’s. (the “Company”) Form 10-K for the year ended January 1, 2011.

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

Other comprehensive income (loss) for the six month periods ended July 2, 2011 and July 3, 2010 is presented in the Consolidated Statements of Changes in Shareowners’ Equity. Other comprehensive income (loss) for the three month periods ended July 2, 2011 and July 3, 2010 was $242.4 million and $(220.5) million, respectively.

Certain prior year amounts have been reclassified to conform to the current year presentation with respect to intercompany receivables and payables included in the Condensed Consolidated Balance Sheet at January 1, 2011 in Note S, Parent and Subsidiary Debt Guarantees. The Company has reclassified certain intercompany receivables to intercompany payables within each of The Black & Decker Corporation and Non-Guarantor Subsidiaries Balance Sheet. The effect of these reclassifications had no impact on the net assets of these subsidiaries.

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

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805).” This ASU specifies that if a company presents comparative financial statements, the company should disclose revenue and earnings of the combined entity as though the business combination that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period only. The ASU also expands the supplemental pro-forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro-forma adjustments directly attributable to the business combination included in the pro-forma revenue and earnings. This ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Effective January 1, 2011, the Company adopted this ASU but was not subject to the disclosure requirements in the first six months of 2011 due to the immateriality of the acquisitions made by the Company during the period.

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

Not yet Implemented:

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820).” The ASU is the result of joint efforts by the FASB and IASB to develop a single, converged fair value framework on how (not when) to measure fair value and on what disclosures to provide about fair value measurements. While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments. The amendments could change how the fair value measurement guidance in ASC 820 is applied. This ASU is effective for interim and annual periods beginning after December 15, 2011. The Company is in the process of assessing this new guidance but the adoption of this ASU is not expected to have a material impact on the consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220).” This ASU revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Effective January 1, 2012, the Company will adopt the requirements of this ASU.

C.         Earnings (Loss) Per Share

The following table reconciles the weighted-average shares outstanding used to calculate basic and diluted earnings (loss) per share for the three and six months ended July 2, 2011 and July 3, 2010:

	Second Quarter		Year to Date
	2011	2010	2011	2010
Numerator (in millions):
Net Earnings (Loss) Attributable to Stanley Black & Decker, Inc.	$197.3	$45.8	$356.0	$(62.8)
Less Earnings (Loss) Attributable to participating RSUs	0.4	0.2	0.8	(0.1)

Net Earnings (Loss)— basic	$196.9	$45.6	$355.2	$(62.7)

Net Earnings (Loss) — dilutive	$197.3	$45.8	$356.0	$(62.8)

Denominator (in thousands):
Basic earnings per share — weighted-average shares	168,119	162,847	167,679	129,163
Dilutive effect of stock options and awards	4,956	3,237	4,750	—

Diluted earnings per share — weighted-average shares	173,075	166,084	172,429	129,163

Earnings (Loss) per share of common stock:
Basic	$1.17	$0.28	$2.12	$(0.49)

Diluted	$1.14	$0.28	$2.06	$(0.49)

In connection with the Merger, the Company issued 78.5 million shares, 5.8 million options and 0.4 million restricted stock awards and restricted stock units to former Black & Decker shareowners and employees. These outstanding shares and equity awards were included in the calculation of weighted-average shares outstanding from the period from the merger date.

The following weighted-average stock options, restricted shares and awards, other equity awards, and warrants were outstanding during the three and six months ended July 2, 2011 and July 3, 2010, respectively, but were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	4,939	4,939	4,939	4,939
	Second Quarter		Year to Date
	2011	2010	2011	2010
Number of stock options	1,146	3,473	1,518	3,804(a)
Number of restricted shares and awards	—	—	—	671(a)
Number of other equity awards	—	—	—	136(a)
Number of stock warrants	4,939	4,939	4,939	4,939
Number of shares related to the May 2010 equity purchase contracts	—	3,887	—	4,750

(a)	Of these excluded shares, 1.6 million stock options, 0.7 million restricted shares and awards, and 0.1 million of other equity awards were anti-dilutive because of the Company’s net loss for the year to date period ended July 3, 2010.

The Company has warrants outstanding which entitle the holder to purchase up to 4,938,624 shares of its common stock with a strike price of approximately $86.25. These warrants are anti-dilutive since the strike price is greater than the market price of the Company’s common stock.

As of July 2, 2011, the November 2010 issued Convertible Preferred Units and March 2007 issued Convertible Notes both had a minor impact on diluted shares outstanding. As of July 3, 2010, there were no shares related to the Convertible Notes included in the calculation of diluted earnings per share because the effect of these conversion options was not dilutive. The Convertible Notes and Convertible Preferred Units are more fully discussed in Note H, Long-Term Debt and Financing Arrangements of the Company’s Form 10-K for the year ended January 1, 2011.

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

The Company has an accounts receivable sale program scheduled to expire on December 12, 2011. According to the terms of that program the Company is required to sell certain of its trade accounts receivables at fair value to a wholly owned, consolidated, bankruptcy-remote special purpose subsidiary (“BRS”). The BRS, in turn, must sell such receivables to a third-party financial institution (“Purchaser”) for cash and a deferred purchase price receivable. The Purchaser’s maximum cash investment in the receivables at any time is $100.0 million. The purpose of the program is to provide liquidity to the Company. The Company accounts for these transfers as sales under ASC 860 “Transfers and Servicing”. Receivables are derecognized from the Company’s consolidated balance sheet when the BRS sells those receivables to the Purchaser. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred purchase price receivable. At July 2, 2011, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.

As of July 2, 2011 and January 1, 2011, $37.8 million and $31.5 million, respectively, of net receivables were derecognized. Gross receivables sold amounted to $141.0 million ($129.2 million, net) and $265.1 million ($241.7 million, net) for the three and six months ended July 2, 2011, respectively. These sales resulted in a pre-tax loss of $0.3 million and $0.6 million for the three and six months ended July 2, 2011, respectively. Proceeds from transfers of receivables to the Purchaser totaled $143.7 million and $250.8 million for the three and six months ended July 2, 2011, respectively. Collections of previously sold receivables, including deferred purchase price receivables, and all fees, which are settled one month in arrears, resulted in payments to the Purchaser of $136.3 million and $244.8 million for the three and six months ended July 2, 2011, respectively. Servicing fees amounted to less than $0.1 million and $0.1 million for the three and six months ended July 2, 2011, respectively.

Gross receivables sold totaled $150.9 million ($136.0 million, net) and $276.3 million ($246.0 million, net) for the three and six months ended July 3, 2010, respectively. These sales resulted in a pre-tax loss of $0.4 million and $0.7 million for the three and six months ended July 3, 2010, respectively. Proceeds from transfers of receivables to the Purchaser totaled $195.7 million and $298.7 million for the three and six months ended July 3, 2010, respectively. Collections of previously sold receivables, including deferred purchase price receivables, and all fees, which are settled one month in arrears, resulted in payments to the Purchaser of $193.7 million and $300.3 million for the three and six months ended July 3, 2010, respectively. Servicing fees amounted to $0.1 million and $0.2 million for the three and six months ended July 3, 2010, respectively.

The Company’s risk of loss following the sale of the receivables is limited to the deferred purchase price, which was $19.7 million at July 2, 2011 and $13.8 million at January 1, 2011. The deferred purchase price receivable will be repaid in cash as receivables are collected, generally within 30 days, and as such the carrying value of the receivable recorded approximates fair value. Delinquencies and credit losses on receivables sold were $0.1 million and $0.2 million for the three and six months ended July 2, 2011, respectively, and $0.1 million and $0.2 million for the three and six months ended July 3, 2010, respectively. Cash inflows related to the deferred purchase price receivable totaled $32.1 million and $65.3 million for the three and six months ended July 2, 2011, respectively, and $49.7 million and $85.7 million for the three and six months ended July 3, 2010, respectively. All cash flows under the program are reported as a component of changes in accounts receivable within operating activities in the condensed consolidated statements of cash flows since all the cash from the Purchaser is either: 1) received upon the initial sale of the receivable; or 2) from the ultimate collection of the underlying receivables and the underlying receivables are not subject to significant risks, other than credit risk, given their short-term nature.

E.        Inventories

The components of inventories, net at July 2, 2011 and January 1, 2011 are as follows (in millions):

	$1,049.5	$1,049.5
	2011	2010
Finished products	$1,049.5	$915.1
Work in process	120.5	117.5
Raw materials	278.4	239.4

Total inventories	$1,448.4	$1,272.0

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

F.        Merger and Acquisitions

2011 ACQUISITIONS

In January 2011, the Company acquired InfoLogix, Inc.(“Infologix”) for $60.0 million, net of cash acquired. Infologix is a leading provider of enterprise mobility solutions for the healthcare and commercial industries and will add an established provider of mobile workstations and asset tracking solutions to the Company’s Security segment. The total purchase price for the acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values. Additionally, the Company completed five small acquisitions in the Industrial and Security segments for a combined purchase price of $45.7 million. The purchase accounting for these 2011 acquisitions is preliminary, principally with respect to finalization of intangible asset valuation and certain other minor items.

2010 ACQUISITIONS

During 2010 the Company completed ten acquisitions for a total purchase price of $547.3 million, of which approximately $451.6 million related to CRC-Evans Pipeline International (“CRC-Evans”). The total purchase price for the acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The purchase price allocations for the acquisitions which are still within the measurement period are substantially complete, pending the completion of a few minor items. There were no significant changes to the purchase price allocations made during the first six months of 2011.

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

ACTUAL AND PRO-FORMA IMPACT OF THE MERGER AND ACQUISITIONS

The following table presents supplemental pro-forma information as if the Merger, 2010 acquisitions and Infologix acquisition had occurred on January 3, 2010 for the six months ended July 3, 2010. This pro-forma information includes merger and acquisition-related charges for the period. The pro-forma consolidated results are not necessarily indicative of what the Company’s consolidated net earnings would have been had the Company completed the Merger and acquisitions on January 3, 2010. In addition, the pro-forma consolidated results do not reflect the expected realization of any cost savings associated with the Merger and acquisitions.

(Millions of Dollars, except per share amounts)	2010
Net sales	$ 4,759.9
Net loss	(55.2)
Diluted loss per share	$ (0.33)

2010 Pro-Forma Results

Pro-forma results for the 2011 year are not shown as the results of Black and Decker and acquisitions are already included in the three and six month period to date results. The pro-forma results are not shown for the three months ended July 3, 2010 because Black & Decker is already included in the three month period and the impact from the acquisitions is not significant.

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

•	Additional expense for the inventory step-up which would have been amortized as the corresponding inventory was sold.

•	Additional expense pertaining to Merger-related compensation for key executives which would have been incurred from January 3, 2010 to March 12, 2010.

•	Reduced interest expense for the Black & Decker debt fair value adjustment which would have been amortized from January 3, 2010 to March 12, 2010.

•	Additional depreciation related to property, plant and equipment fair value adjustments that would have been expensed prior to the Merger and acquisition commencement dates.

•	The modifications above were adjusted for the applicable tax impact.

G.        Goodwill

Changes in the carrying amount of goodwill by segment are as follows (in millions):

	CDIY	Industrial	Security	Total
Balance as of January 1, 2011	$ 2,924.0	$ 1,234.6	$ 1,783.3	$ 5,941.9
Addition from Merger	77.0	24.4	18.6	120.0
Addition from other acquisitions	—	35.7	49.4	85.1
Foreign currency translation and other	39.1	39.2	23.4	101.7
Balance as of July 2, 2011	$ 3,040.1	$ 1,333.9	$ 1,874.7	$ 6,248.7

H.        Long-Term Debt and Financing Arrangements

At July 2, 2011 and January 1, 2011, long-term debt and financing arrangements are as follows (in millions):

	Interest Rate	2011	2010
Notes payable due 2011	7.13%	$-	$409.2
Notes payable due 2012	4.90%	206.8	208.4
Convertible notes payable due in 2012	3 month LIBOR less 3.50%	310.5	305.1
Notes payable due 2013	6.15%	260.8	260.8
Notes payable due 2014	4.75%	310.8	307.9
Notes payable due 2014	8.95%	397.0	405.3
Notes payable due 2016	5.75%	320.2	316.0
Notes payable due 2028	7.05%	168.0	168.5
Notes payable due in 2018 (junior subordinated)	4.25%	632.5	632.5
Notes payable due 2040	5.20%	399.7	399.7
Other, payable in varying amounts through 2021	0.00% – 6.62%	39.7	20.8

Total long-term debt, including current maturities		$3,046.0	$3,434.2
Less: Current maturities of long-term debt		(317.0)	(416.1)

Long-term debt		$2,729.0	$3,018.1

In May 2011, the Company repaid its $400 million notes payable due 2011 with proceeds from additional borrowings of commercial paper. At July 2, 2011 the Company has $626.6 million outstanding against its $1.5 billion commercial paper program.

On March 11, 2011, the Company entered into a new four year $1.2 billion committed credit facility (the “Credit Agreement”). In connection with entering into the Credit Agreement the Company terminated the existing $800.0 million Amended and Restated Credit Agreement. Additionally, the $700.0 million 364-Day Credit Agreement dated as of March 12, 2010 expired in accordance with its terms on March 11, 2011. Borrowings under the Credit Agreement may include U.S. Dollars up to the $1.2 billion commitment or in Euro or Pounds Sterling subject to a foreign currency sublimit of $400.0 million and bear interest at a floating rate dependent upon the denomination of the borrowing. Repayments must be made on March 11, 2015 or upon an earlier termination date of the Credit Agreement, at the election of the Company. Under the terms of the Credit Agreement, the Company must maintain an interest coverage ratio, defined as earnings before interest, taxes, depreciation and amortization (“EBITDA”) to interest expense, subject to certain adjustments, of not less than 3.5 to 1.0 for any period of four consecutive quarters. The Company has not drawn on the commitments provided by the Credit Agreement. This credit facility is designed to be a liquidity back-stop for the Company’s $1.5 billion commercial paper program.

In January 2009, the Company entered into fixed-to-floating interest rate swaps on its $200.0 million notes payable due in 2012 and $250.0 million notes payable due in 2013. The Company previously had fixed-to-floating interest rate swaps on these notes outstanding that were terminated in 2008. The $6.8 million adjustment to the carrying value of the $200.0 million 2012 notes at July 2, 2011 pertains to the unamortized gain on the terminated swap as well as the fair value adjustment of the new swap. At July 2, 2011, the carrying value of the $250.0 million notes payable due 2013 includes $11.0 million pertaining to the unamortized gain on the terminated swap as well as the fair value adjustment of the new swap offset by $0.2 million unamortized discount on the notes.

In December 2010, the Company entered into a fixed-to-floating interest rate swap on its $300.0 million notes payable due in 2014. At July 2, 2011 the carrying value of the debt includes increases of $10.4 million associated with the fair value adjustment made in purchase accounting and $0.4 million pertaining to the fair value adjustment of the swap.

In December 2010, the Company entered into a fixed-to-floating interest rate swap on its $300.0 million notes payable due in 2016. At July 2, 2011 the carrying value of the debt includes a $22.1 million increase associated with the fair value adjustment made in purchase accounting partially offset by $1.9 million pertaining to the fair value adjustment of the swap.

Unamortized gains and fair value adjustments associated with interest rate swaps are more fully discussed in Note I, Derivative Financial Instruments.

The Company’s $320.0 million of Convertible Notes due 2012 and $632.5 million Convertible Preferred Units each contain conversion features allowing holders to convert to common shares at a predefined rate, which is subject to standard anti-dilution adjustments. As of July 2, 2011, the conversion rate on the Convertibles Notes due 2012 was 15.5886 (equivalent to a conversion price set at $64.15 per common share) and the conversion rate on the Convertible Preferred Units was 1.3358 (equivalent to a conversion price set at $74.86 per common share). Refer to Note H, Long-Term Debt and Financing Arrangements of the Company’s 2010 Annual Report on Form 10K for the fiscal year ended January 1, 2011 for further discussion of those terms.

I.        Derivative Financial Instruments

The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates, stock prices and commodity prices. As part of the Company’s risk management program, a variety of financial instruments such as interest rate swaps, currency swaps, purchased currency options, and foreign exchange contracts, are used to mitigate interest rate exposure and foreign currency exposure.

Financial instruments are not utilized for speculative purposes. If the Company elects to do so and if the instrument meets the criteria specified in ASC 815, management designates its derivative instruments as cash flow hedges, fair value hedges or net investment hedges. Generally, commodity price exposures are not hedged with derivative financial instruments and instead are actively managed through customer pricing initiatives, procurement-driven cost reduction initiatives and other productivity improvement projects. In the first quarter of 2010, the Company acquired a portfolio of derivative financial instruments in conjunction with the Merger, which Black & Decker entered into in the ordinary course of business. At the March 12, 2010 merger date, the Company established its intent for each derivative and terminated all outstanding interest rate swaps and foreign currency forwards hedging future purchases of inventory denominated in a foreign currency. For other foreign currency forwards, the Company elected to leave the instruments in place as an economic hedge only and account for them as undesignated. Net investment hedges were re-designated.

A summary of the fair value of the Company’s derivatives recorded in the Consolidated Balance Sheets at July 2, 2011 and January 1, 2011 is as follows (in millions):

	Balance Sheet Classification	2011	2010	Balance Sheet Classification	2011	2010
Derivatives designated as hedging instruments:
Interest Rate Contracts Cash Flow	LT other assets	$—	$—	LT other liabilities	$29.5	$17.3
Interest Rate Contracts Fair Value	Other current assets	18.9	5.5	Accrued expenses	3.5	—
	LT other assets	9.4	10.7	LT other liabilities	8.2	11.9
Foreign Exchange Contracts Cash Flow	Other current assets	—	0.7	Accrued expenses	5.6	5.6
	LT other assets	—	—	LT other liabilities	4.0	—
Net Investment Hedge	Other current assets	3.3	11.7	Accrued expenses	15.9	17.7

		$31.6	$28.6		$66.7	$52.5

Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$22.5	$26.4	Accrued expenses	$51.7	$59.1
	LT other assets	0.9	—	LT other liabilities	3.3	4.1

		$23.4	$26.4		$55.0	$63.2

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

During the six months ended July 2, 2011, significant cash flows related to derivatives including those that are separately discussed in Cash Flow Hedges, Net Investment Hedges and Undesignated Hedges below resulted in net cash paid of $82.1 million.

During the six months ended July 3, 2010, significant cash flows related to derivatives included net cash paid of $22.4 million on matured foreign exchange contracts and currency swaps. The Company also received $30.0 million from the termination of $325.0 million notional of fixed-to-variable interest rate swaps that became undesignated at the merger date and as a result the cash inflow was reported within investing activities in the condensed consolidated statement of cash flows.

CASH FLOW HEDGES There was a $62.0 million after-tax loss and a $50.2 million after-tax loss reported for cash flow hedge effectiveness in Accumulated other comprehensive income as of July 2, 2011 and January 1, 2011, respectively. An after-tax loss of $13.9 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next twelve months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies and interest rates through the maturity dates.

The tables below detail pre-tax amounts reclassified from Accumulated other comprehensive income into earnings for active derivative financial instruments during the periods in which the underlying hedged transactions affected earnings for the six months ended July 2, 2011 and July 3, 2010 (in millions):

	(Ineffective Portion*)	(Ineffective Portion*)	(Ineffective Portion*)	(Ineffective Portion*)
Year-to-date 2011	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Interest Rate Contracts	$ (12.2)	Interest expense	$ —	$—
Foreign Exchange Contracts	$ (17.0)	Cost of sales	$(10.3)	$—

Year-to-date 2010	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Interest Rate Contracts	$(61.3)	Interest expense	$(1.6)	$—
Foreign Exchange Contracts	$(0.4)	Cost of sales	$0.3	$—
Foreign Exchange Contracts	$21.5	Other, net	$22.4	$—

*	Includes ineffective portion and amount excluded from effectiveness testing.

For the second quarter and first six months of 2011, the hedged items’ impact to the Consolidated Statement of Operations was a gain of $5.1 million and $10.3 million, respectively, in Cost of sales. For the second quarter and first six months of 2010, the hedged items’ impact to the Consolidated Statement of Operations was a loss of $12.6 million and $22.4 million, respectively, in Other, net and a loss of approximately $0.3 million, for both periods in Cost of sales. There was no impact related to the interest rate contracts’ hedged items for any period presented. The impact of de-designated hedges was immaterial for all periods presented.

For the second quarter and first six months of 2011, an after-tax loss of $4.1 million and $8.3 million, respectively, was reclassified from Accumulated other comprehensive income into earnings (inclusive of the gain/loss amortization on terminated derivative financial instruments) during the periods in which the underlying hedged transactions affected earnings. For the second quarter and first six months of 2010, after-tax gains of $7.1 million and $12.6 million, respectively, were reclassified from Accumulated other comprehensive income into earnings (inclusive of the gain/loss amortization on terminated derivative financial instruments) during the periods in which the underlying hedged transactions affected earnings.

Interest Rate Contracts

The Company enters into interest rate swap agreements in order to obtain the lowest cost source of funds within a targeted range of variable to fixed-rate debt proportions. At July 2, 2011 and January 1, 2011, the Company had $400 million of forward starting swaps outstanding fixing the interest rate on the expected refinancing of debt in 2012.

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

Foreign Currency Contracts

Forward contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from subsidiaries with non-U.S. dollar functional currencies which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases of inventory. Gains and losses reclassified from Accumulated other comprehensive income for the effective and ineffective portions of the hedge as well as any amounts excluded from effectiveness testing are recorded in Cost of sales. Gains and losses incurred after a hedge has been de-designated are not recorded in Accumulated other comprehensive income, but are recorded directly to the Consolidated Statement of Operations in Other, net. At July 2, 2011, the notional value of the forward currency contracts outstanding was $280.4 million, of which $29.2 million had been de-designated, maturing at various dates through 2013. At January 1, 2011, the notional value of the forward currency contracts outstanding was $82.5 million, of which $13.8 million had been de-designated, maturing at various dates through 2011.

Purchased Option Contracts: The Company and its subsidiaries have entered into various inter-company transactions whereby the notional values are denominated in currencies other than the functional currencies of the party executing the trade. In order to better match the cash flows of its inter-company obligations with cash flows from operations, the Company enters into purchased option contracts. Gains and losses reclassified from Accumulated other comprehensive income for the effective and ineffective portions of the hedge as well as any amounts excluded from effectiveness testing are recorded in Cost of sales. Gains and losses incurred after a hedge has been de-designated are not recorded in Accumulated other comprehensive income, but are recorded directly to the consolidated Statement of Operations in Other, net. At January 1, 2011, the notional value of option contracts outstanding was $54.7 million, $8.8 million of which had been de-designated. At July 2, 2011, there were no option contracts outstanding.

FAIR VALUE HEDGES

Interest Rate Risk: In an effort to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, the Company enters into interest rate swaps. In December 2010, the Company entered into interest rate swaps with notional values which equaled the Company’s $300 million 4.75% notes due in 2014 and $300 million 5.75% notes due in 2016. In January 2009, the Company entered into interest rate swaps with notional values which equaled the Company’s $200 million 4.9% notes due in 2012 and $250 million 6.15% notes due in 2013. These interest rate swaps effectively converted the Company’s fixed rate debt to floating rate debt based on LIBOR, thereby hedging the fluctuation in fair value resulting from changes in interest rates. The changes in fair value of the interest rate swaps were recognized in earnings as well as the offsetting changes in fair value of the underlying notes. The notional value of open contracts was $1.050 billion as of July 2, 2011 and January 1, 2011. A summary of the fair value adjustments relating to these swaps for the second quarter and first six months of 2011 and 2010 is as follows (in millions):

	Second Quarter 2011		Year to Date 2011
Income Statement Classification	Gain/(Loss) on Swaps	Gain /(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain /(Loss) on Borrowings
Interest Expense	$ 15.9	$(15.9)	$ 11.1	$ (11.1)

	Second Quarter 2010		Year to Date 2010
Income Statement Classification	Gain/(Loss) on Swaps	Gain /(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain /(Loss) on Borrowings
Interest Expense	$ 6.4	$ (6.4)	$ 6.3	$ (6.3)

In addition to the amounts in the table above, the net swap accruals for each period and amortization of the gains on terminated swaps are also reported as a reduction of interest expense and totaled $5.0 million and $9.4 million for the second quarter and first six months of 2011, respectively, and $2.9 million and $5.9 million for the second quarter and first six months of 2010, respectively. Interest expense on the underlying debt was $14.1 million and $27.6 million for the second quarter and first six months of 2011, respectively, and $6.3 million and $12.6 million for the second quarter and first six months of 2010, respectively.

NET INVESTMENT HEDGES

Foreign Exchange Contracts: The Company utilizes net investment hedges to offset the translation adjustment arising from remeasurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive income were losses of $55.3 million and $32.7 million at July 2, 2011 and January 1, 2011, respectively. As of July 2, 2011, the Company had foreign exchange contracts that mature at various dates through April 2012 with notional values of $842.9 million outstanding hedging a portion of its pound sterling denominated net investment. As of January 1, 2011, the Company had foreign exchange contracts with notional values totaling $223.1 million outstanding hedging a portion of its euro denominated net investment and foreign exchange contracts with notional values of $800.9 million outstanding hedging a portion of its pound sterling denominated net investment. In the first six months of 2011, maturing foreign exchange contracts resulted in cash payments of $29.2 million. The Company had a foreign exchange contract mature in the first quarter of 2010 resulting in a cash payment of $16.1 million. Gains and losses on net investment hedges remain in Accumulated other comprehensive income until disposal of the underlying assets. The details of the pre-tax amounts are below (in millions):

	Second Quarter 2011			Year-to-Date 2011
Income Statement Classification	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement
Other, net	$ (1.9)	$—	$—	$(35.9)	$—	$—

	Second Quarter 2010			Year-to-Date 2010
Income Statement Classification	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement
Other, net	$ 35.7	$—	$—	$ 54.3	$—	$—

*	Includes ineffective portion and amount excluded from effectiveness testing.

UNDESIGNATED HEDGES

Foreign Exchange Contracts: Currency swaps and foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the contracts outstanding at July 2, 2011 was $3.352 billion of forward contracts and $105.1 million in currency swaps, maturing at various dates primarily through May 2013 with one currency swap maturing in December 2014. The total notional amount of the contracts outstanding at January 1, 2011 was $2.273 billion of forward contracts and $219.4 million in currency swaps. In the first six months of 2011, a maturing currency swap resulted in a cash payment of $15.8 million. The income statement impacts related to derivatives not designated as hedging instruments for the second quarter and first six months of 2011 and 2010 are as follows (in millions):

Derivatives Not Designated as Hedging Instruments under ASC 815	Income Statement Classification	Second Quarter 2011 Amount of Gain (Loss) Recorded in Income on Derivative	Year-to-Date 2011 Amount of Gain (Loss) Recorded in Income on Derivative
Foreign Exchange Contracts	Other, net	$(29.7)	$(39.6)

Derivatives Not Designated as Hedging Instruments under ASC 815	Income Statement Classification	Second Quarter 2010 Amount of Gain (Loss) Recorded in Income on Derivative	Year-to-Date 2010 Amount of Gain (Loss) Recorded in Income on Derivative
Foreign Exchange Contracts	Other, net	$ (29.1)	$ (32.9)
	Cost of Sales	$ 2.2	$ 2.7

J. Equity Option

In May 2011, the Company purchased from a financial institution over the counter 3 month “in-the-money” capped call options, subject to adjustments for standard anti-dilution provisions, on 2.4 million shares of its common stock for an aggregate premium of $19.6 million, or an average of $8.00 per option. The initial term of the capped call options was one month which was subsequently extended in an addendum to the agreement with the counterparty to a three month term. The purpose of the capped call options is to reduce share price volatility on potential future share repurchases by establishing the prices at which the Company may elect to repurchase 2.4 million shares in the three month term. In accordance with ASC 815-40 the premium paid was recorded as a reduction to Shareowners’ equity. The contracts for this series of options generally provide that the options may, at the Company’s election, be cash settled, physically settled or net-share settled (the default settlement method). This series of options has various expiration dates within the month of August 2011. The options will be automatically exercised if the market price of the Company’s common stock on the relevant expiration date is greater than the applicable lower strike price (i.e. the options are “in-the-money”). If the market price of the Company’s common stock at the expiration date is below the applicable lower strike price, the relevant options will expire with no value. If the market price of the Company’s common stock on the relevant expiration date is between the applicable lower and upper strike prices, the value per option to the Company will be the then-current market price less that lower strike price. If the market price of the Company’s common stock is above the applicable upper strike price, the value per option to the Company will be the difference between the applicable upper strike price and lower strike price. The aggregate fair value of the options at July 2, 2011 was $10.7 million.

A summary of the capped call (equity options) issued is as follows:

			(Per Share)
Series	Original Number of Options	Net Premium Paid (In millions)	Adjusted Lower Strike Price	Adjusted Upper Strike Price
Series I	2,448,588	$ 19.6	$ 70.16	$ 80.35

In November 2010, the Company purchased from financial institutions over the counter 5-year “in-the-money” capped call options on 8.43 million shares of its common stock for an aggregate premium of $50.3 million, or an average of $5.97 per option. The purpose of the capped call options is to reduce share price volatility on potential future share repurchases by establishing the prices at which the Company may elect to repurchase 8.43 million shares in the five year term. In accordance with ASC 815-40 the premium paid was recorded as a reduction to equity. The gain or loss on the options will depend on the actual market price of the Company’s stock on exercise dates which occur in December 2015. The contracts for each of the three series of options generally provide that the options may, at the Company’s election, be cash settled, physically settled or net-share settled (the default settlement method). Each series of options has various expiration dates within the month of December 2015. The options will be automatically exercised if the market price of the Company’s common stock on the relevant expiration date is greater than the applicable lower strike price (i.e. the options are “in-the-money”). If the market price of the Company’s common stock at the expiration date is below the applicable lower strike price, the relevant options will expire with no value. If the market price of the Company’s common stock on the relevant expiration date is between the applicable lower and upper strike prices, the value per option to the Company will be the then-current market price less that lower strike price. If the market price of the Company’s common stock is above the applicable upper strike price, the value per option to the Company will be the difference between the applicable upper strike price and lower strike price. The upper and lower strike prices have been adjusted in accordance with standard anti-dilution provisions, due to an increase in the Company’s common stock dividend rate since the November, 2010 contract inception. The aggregate fair value of the options at July 2, 2011 was $66.8 million.

A summary of the capped call (equity options) issued is as follows:

			(Per Share)
Series	Original Number of Options	Net Premium Paid (In millions)	Adjusted Lower Strike Price	Adjusted Upper Strike Price
Series I	2,811,041	$16.8	$74.86	$97.81
Series II	2,811,041	$16.8	$74.86	$97.81
Series III	2,811,041	$16.7	$74.86	$97.81
	8,433,123	$ 50.3	$ 74.86	$ 97.81

K.         Net Periodic Benefit Cost — Defined Benefit Plans

Following are the components of net periodic benefit cost for the three and six months ended July 2, 2011 and July 3, 2010 (in millions):

	Second Quarter
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2011	2010	2011	2010	2011	2010
Service cost	$1.4	$5.6	$3.1	$2.8	$0.3	$0.4
Interest cost	17.5	18.4	13.5	12.2	1.0	1.4
Expected return on plan assets	(17.3)	(15.7)	(12.9)	(10.9)	—	—
Amortization of prior service cost (credit)	0.2	0.2	0.1	—	(0.4)	(0.1)
Amortization of transition obligation	—	—	0.1	—	—	—
Amortization of net loss	0.6	0.5	0.7	1.0	—	—

Net periodic benefit cost	$2.4	$9.0	$4.6	$5.1	$0.9	$1.7

	Year to Date
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2011	2010	2011	2010	2011	2010
Service cost	$3.2	$7.3	$6.1	$4.3	$0.5	$0.6
Interest cost	35.0	24.8	26.6	17.7	1.9	2.0
Expected return on plan assets	(35.0)	(21.0)	(25.5)	(16.3)	—	—
Amortization of prior service cost (credit)	0.5	0.4	0.2	—	(0.7)	(0.1)
Amortization of transition obligation	—	—	0.1	—	—	—
Amortization of net loss	1.3	1.0	1.5	2.0	—	—
Curtailment loss	—	—	—	0.9	—	—

Net periodic benefit cost	$5.0	$12.5	$9.0	$8.6	$1.7	$2.5

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

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of the hierarchy levels (millions of dollars):

	Total Carrying Value	Level 1	Level 2	Level 3
July 2, 2011:
Assets:
Money market fund	$1,016.7	$1,016.7	$—	$—
Investment in common stock of Niscayah	$61.5	$61.5	$—	$—
Derivative assets	$55.0	$—	$55.0	$—
Liabilities:
Derivative liabilities	$121.7	$—	$121.7	$—

January 1, 2011:
Assets:
Money market fund	$716.7	$716.7	$—	$—
Derivative assets	$55.0	$—	$55.0	$—
Liabilities:
Derivative liabilities	$115.7	$—	$115.7	$—

A summary of the Company’s financial instruments carrying and fair values at July 2, 2011 and January 1, 2011 follows. Refer to Note I, Derivative Financial Instruments for more details regarding derivative financial instruments, and Note H, Long-Term Debt and Financing Arrangements, for more information regarding carrying values of the Long-term debt shown below.

	Carrying	Carrying	Carrying	Carrying
	July 2, 2011		January 1, 2011
(millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Derivative assets	$55.0	$55.0	$55.0	$55.0

Liabilities:
Long-term debt, including current portion	$3,046.0	$3,287.2	$3,434.2	$3,607.1
Derivative liabilities	$121.7	$121.7	$115.7	$115.7

The fair values of Long-term debt instruments are estimated using a discounted cash flow analysis, based on the Company’s marginal borrowing rates. The fair value of the Company’s variable rate short term borrowings approximate their carrying value at July 2, 2011. The fair values of foreign currency and interest rate swap agreements, comprising the derivative assets and liabilities in the table above, are based on current settlement values.

As discussed in Note D, Accounts and Financing Receivable, the Company has a deferred purchase price receivable related to sales of trade receivables. The deferred purchase price receivable will be repaid in cash as receivables are collected, generally within 30 days, and as such the carrying value of the receivable approximates fair value.

There were no assets measured at fair value on a non-recurring basis during the six months ended July 2, 2011.

M.         Other Costs and Expenses

Other-net is primarily comprised of intangible asset amortization expense, currency impact, environmental expense and merger and acquisition-related charges primarily consisting of transaction costs. During the second quarter and six months ended July 2, 2011, $6.5 million and $9.8 million, respectively, was recorded to Other, net for certain investment banking fees, other transaction-related costs and advisory consulting fees (acquisition deal costs) that related to certain acquisitions. During the second quarter and six months ended July 3, 2010, $11.6 million and $43.7 million, respectively, was recorded to Other, net resulting from the costs described above primarily related to the Merger.

N.         Restructuring

At July 2, 2011, restructuring reserves totaled $96.0 million. A summary of the restructuring reserve activity from January 1, 2011 to July 2, 2011 is as follows (in millions):

	1/1/11	Net Additions	Usage	Currency	7/2/11
2011 Actions
Severance and related costs	$ —	$ 29.2	$ (4.8)	$ 0.7	$ 25.1
Facility closure	—	2.0	(2.0)	—	—
Other	—	1.0	(1.0)	—	—

Subtotal 2011 actions	—	32.2	(7.8)	0.7	25.1

Pre-2011 Actions
Severance and related costs	97.8	0.1	(31.9)	2.3	68.3
Facility closure	2.3	1.8	(2.3)	—	1.8
Other	1.1	0.3	(0.6)	—	0.8

Subtotal Pre-2011 actions	101.2	2.2	(34.8)	2.3	70.9

Total	$ 101.2	$ 34.4	$ (42.6)	$ 3.0	$ 96.0

2011 Actions: In the first half of 2011, the Company continued to initiate restructuring activities associated with the Merger and other acquisitions, and recognized $29.3 million of restructuring charges related to activities initiated in the current year. Of those charges, $26.5 million relates to severance charges associated with the reduction of 633 employees, $1.8 million relates to facility closure costs, and $1.0 million represents other charges. For the three months ended July 2, 2011, the Company recognized $19.7 million of restructuring charges associated with the Merger and other acquisitions, of which $18.9 million relates to severance charges associated with the reduction of 358 employees, $0.3 million relates to facility closure costs, and $0.5 million represents other charges.

In addition, the Company has initiated cost reduction actions in the first half of 2011 that were not associated with the Merger or other acquisitions, resulting in severance and related charges of $2.7 million pertaining to the reduction of 83 employees, and facility closure costs of $0.2 million. Such restructuring actions initiated in the three months ended July 2, 2011 resulted in severance charges of $1.2 million associated with the reduction of 66 employees.

Of the $32.2 million recognized for these 2011 actions, $7.8 million has been utilized to date, with $25.1 million of reserves remaining as of July 2, 2011 with the majority expected to be utilized in 2011 and 2012.

Pre-2011 Actions: As more fully disclosed in Note O of the Company’s Annual Report on Form 10-K for the year ended January 1, 2011 the Company initiated restructuring activities associated with the Merger and acquisition of Stanley Solutions de Sécurité (“SSDS”). Charges recognized in the first half of 2011 associated with these prior year initiatives amounted to $2.8 million. Additionally, in the first half of 2011 the Company released $0.6 million of the reserve related to residual liabilities for prior year initiatives that were not associated with the Merger. The charge in the second quarter of 2011 was $0.2 million for these actions.

As of January 1, 2011, the reserve balance related to these pre-2011 actions totaled $101.2 million. Utilization of the reserve balance related to pre-2011 actions was $34.8 million in the first half of 2011. The vast majority of the remaining reserve balance of $70.9 million is expected to be utilized in 2011 with the remainder in 2012.

Segments: The $34.4 million of charges recognized in the first half of 2011 includes: $14.5 million pertaining to the CDIY segment; $14.0 million pertaining to the Security segment; and $5.9 million pertaining to the Industrial segment. The $21.1 million of charges recognized in the three months ended July 2, 2011 includes: $8.2 million pertaining to the CDIY segment; $12.5 million pertaining to the Security segment; and $0.4 million pertaining to the Industrial segment.

In addition to the restructuring charges described in the preceding paragraphs, the Company recognized $11.1 million of restructuring-related costs in the first half of 2011 pertaining to the Merger. Those costs are classified in Cost of Sales and include accelerated depreciation and other charges associated with facility closures.

O.         Income Taxes

The Company recognized income tax expense of $27.9 million and $51.0 million for the three and six month periods ended July 2, 2011, respectively, resulting in an effective tax rate of 12.4% and 12.5%, respectively. The income tax expense for the three and six month periods include tax benefits of $48.5 million and $69.9 million, respectively, for the favorable settlement of certain tax contingencies. In addition, the effective tax rate differs from the statutory tax rate for the three and six month periods ended July 2, 2011 due to a portion of the Company’s earnings realized in lower-taxed foreign jurisdictions. Lastly, these benefits were partially offset by the inclusion of $17.5 million of uncertain tax positions in the current period related to ongoing operational and legal entity integrations. The effective tax rates for the three and six month periods ended July 3, 2010 were (397.8%) and 36.3%, respectively. The effective tax rates differed from the statutory tax rate for the three and six month periods ended July 3, 2010 primarily due to various non-deductible transaction costs and other restructuring costs associated with the Merger and the inclusion of a $35.7 million tax benefit attributable to the favorable settlement of certain tax contingencies.

Refer to note E, Merger and Acquisitions, of the Company’s 2010 Annual Report on Form 10-K for the fiscal year ended January 1, 2011 for further discussion of tax-related items arising from the Merger.

The Company is subject to the examination of its income tax returns by the Internal Revenue Service and other taxing authorities both domestically and internationally. The final outcome of the future tax consequences of these examinations and legal proceedings, as well as the outcome of competent authority proceedings, changes and interpretation in regulatory tax laws, or expiration of statute of limitations could impact the Company’s financial statements. Accordingly, the Company has tax reserves recorded for which it is reasonably possible that the amount of the unrecognized tax benefit will increase or decrease which could have a material effect on the financial results for any particular fiscal quarter or year. However, based on the uncertainties associated with litigation and the status of examinations, including the protocols of finalizing audits by the relevant tax authorities which could include formal legal proceedings, it is not possible to reliably estimate the impact of any such change.

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

The Security segment provides access and security solutions primarily for consumers, retailers, educational, financial and healthcare institutions, as well as commercial, governmental and industrial customers. The Company provides an extensive suite of mechanical and electronic security products and systems, and a variety of security services. These include security integration systems, software, related installation, maintenance, monitoring services, automatic doors, door closers, exit devices, healthcare storage and supply chain solutions, patient protection products, hardware (including door and cabinet knobs and hinges, door stops, kick plates, house numbers, gate hardware, cabinet pulls, hooks, braces and shelf brackets), locking mechanisms, electronic keyless entry systems, keying systems, tubular and mortise door locksets, and enterprise mobility solutions. Security products are sold primarily on a direct sales basis, and in certain instances, through third party distributors. As discussed in Note F, Merger and Acquisitions, in January 2011, the Company completed the acquisition of Infologix, which is a leading provider of enterprise mobility solutions for healthcare and commercial industries. Infologix’s operations are presented within the Security segment and reflect activity since the acquisition date.

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

	Second Quarter		Year to Date
	2011	2010	2011	2010
NET SALES
CDIY	$1,364.4	$1,300.0	$2,575.2	$1,849.0
Security	622.4	571.4	1,179.8	985.3
Industrial	636.4	494.2	1,248.9	793.3

Total	$2,623.2	$2,365.6	$5,003.9	$3,627.6

SEGMENT PROFIT
CDIY	$190.6	$112.8	$347.1	$160.3
Security	102.6	67.7	175.3	131.8
Industrial	97.5	57.1	204.4	94.4

Segment profit	390.7	237.6	726.8	386.5
Corporate overhead	(57.8)	(52.8)	(117.1)	(128.3)
Other, net	(59.8)	(65.1)	(112.3)	(130.0)
Restructuring charges and asset impairments	(21.1)	(85.8)	(34.4)	(183.2)
Interest expense	(34.1)	(26.8)	(68.7)	(46.1)
Interest income	7.3	2.2	12.4	3.4

Earnings (loss) from continuing operations before income taxes	$225.2	$9.3	$406.7	$(97.7)

The Company recast 2010 segment net sales and profit between the CDIY and Industrial segments to align reporting with the current management of certain industrial end customers to be comparable with the 2011 presentation. This recast had no material impact on previously reported 2010 net sales by geographic area.

The Company recorded $5.3 million and $11.3 million, respectively, in cost of sales associated with facility closures and an additional $1.3 million and $2.2 million, respectively, in SG&A primarily for integration costs associated with the Merger for the three and six months ended July 2, 2011. For the three and six months ended July 3, 2010, the Company recorded $123.7 million and $165.3 million, respectively, in cost of sales which primarily related to the inventory step-up amortization stemming from the turn of inventory acquired with the Merger which was recorded in purchase accounting at its fair value and facility closures within the Security segment. These charges reduced segment profit by $4.2 million in CDIY, $2.1 million in Security and $0.3 million in Industrial for the three months ended July 2, 2011, and $6.6 million in CDIY, $6.6 million in Security and $0.3 million in Industrial for the six months ended July 2, 2011. Segment profit for the three months ended July 3, 2010 was reduced for these charges by $88.4 million in CDIY, $21.7 million in Security and $13.6 million in Industrial. For the six months ended July 3, 2010, segment profit was reduced by $120.3 million in CDIY, $27.0 million in Security and $18.0 million in Industrial.

Corporate overhead for the three and six months ended July 2, 2011, includes $16.4 million and $31.4 million, respectively, of charges pertaining primarily to certain merger and acquisition-related executive compensation and Black & Decker integration costs. For the three and six months ended July 3, 2010, such charges included in corporate overhead were $15.7 million and $64.7 million, respectively.

The following table is a summary of total assets by segment for the periods ended July 2, 2011 and January 1, 2011:

	2011	2010
Segment Assets
CDIY	$7,912.2	$7,417.6
Security	3,710.0	3,496.3
Industrial	3,484.7	3,209.3

	15,106.9	14,123.2
Corporate assets	926.6	1,016.2

Consolidated	$16,033.5	$15,139.4

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

The estimated remediation costs related to this Centredale site (including the EPA’s past costs as well as costs of additional investigation, remediation, and related costs such as EPA’s oversight costs, less escrowed funds contributed by primary potentially responsible parties (PRPs) who have reached settlement agreements with the EPA), which the Company considers to be probable and reasonably estimable, range from approximately $68.3 million to $212.9 million, with no amount within that range representing a more likely outcome until such time as the EPA completes its remedy selection process for the site. The Company’s reserve for this environmental remediation matter of $68.3 million reflects the fact that the EPA considers Metro-Atlantic, Inc. to be a primary source of contamination at the site. The Company has determined that it is likely to contest the EPA’s claims with respect to this site. Further, to the extent that the Company agrees to perform or finance additional remedial activities at this site, it intends to seek participation or contribution from additional PRPs and insurance carriers. As the specific nature of the environmental remediation activities that may be mandated by the EPA at this site have not yet been determined, the ultimate remedial costs associated with the site may vary from the amount accrued by the Company at July 2, 2011.

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

The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of July 2, 2011 and January 1, 2011, the Company had reserves of $171.1 million and $173.0 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2011 amount, $13.4 million is classified as current and $157.7 million as long-term which is expected to be paid over the estimated remediation period. The range of environmental remediation costs that is reasonably possible is $148.8 million to $364.2 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with policy.

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

As discussed in Note T, Offer to Acquire Niscayah, the Company entered into a commitment to undertake a tender offer for shares of Niscayah.

R.         Guarantees

The Company’s financial guarantees at July 2, 2011 are as follows (in millions):

(Millions of Dollars)	Term	Maximum Potential Payment	Carrying Amount of Liability
Financial guarantees as of July 2, 2011:
Guarantees on the residual values of leased properties	One to four years	$ 32.8	$ —
Guarantee on the residual value of aircraft	Less than nine years	24.2	—
Standby letters of credit	Up to three years	71.9	—
Commercial customer financing arrangements	Up to six years	23.1	12.8

Total		$ 152.0	$ 12.8

The Company has guaranteed a portion of the residual value arising from its synthetic lease and U.S. master personal property lease programs. The lease guarantees aggregate $32.8 million while the fair value of the underlying assets is estimated at $38.4 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these lease guarantees.

The Company has issued $71.9 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs.

The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors for their initial purchase of the inventory and trucks necessary to function as a distributor. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors. The gross amount guaranteed in these arrangements is $23.1 million and the $12.8 million carrying value of the guarantees issued is recorded in debt and other liabilities as appropriate in the consolidated balance sheet.

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

The changes in the carrying amount of product and service warranties for the six months ended July 2, 2011 and July 3, 2010 are as follows (in millions):

	2011	2010
Balance beginning of period	$ 119.6	$ 67.4
Warranties and guarantees issued	49.4	33.4
Liability assumed in the Merger	9.5	51.5
Warranty payments	(50.4)	(32.9)
Foreign currency translation and other	9.1	(6.1)
Balance end of period	$ 137.2	$ 113.3

S.         Parent and Subsidiary Debt Guarantees

The following notes were issued by Stanley Black & Decker, Inc. (“Stanley”) and are fully and unconditionally guaranteed by The Black & Decker Corporation (“Black & Decker”), a 100% owned direct subsidiary of Stanley: 4.9% Notes due 2012; 6.15% Notes due 2013; and the 5.2% Notes due 2040 (collectively, the “Stanley Notes”).

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

The following tables, in accordance with Rule 3-10(e) of Regulation S-X for the Stanley Notes, and Rule 3-10(c) of Regulation S-X for the Black & Decker Notes, present the condensed consolidating balance sheets as of July 2, 2011 and January 1, 2011; the condensed consolidating statements of operations for the three and six months ended July 2, 2011 and July 3, 2010; and the condensed consolidating statements of cash flows for the six months ended July 2, 2011 and July 3, 2010. The condensed consolidated financial statements for the six months ended July 3, 2010 include the results of Black & Decker from the Merger date.

Stanley Black & Decker, Inc.

Condensed Consolidating Statement of Operations

(Unaudited, Millions of Dollars)

Three Months Ended July 2, 2011

	Parent Stanley Black & Decker, Inc.	The Black & Decker Corporation	Non- Guarantor Subsidiaries	Eliminations	Consolidated

NET SALES	$428.9	$-	$2,321.6	$(127.3)	$2,623.2
COSTS AND EXPENSES
Cost of sales	290.7	-	1,470.2	(105.1)	1,655.8
Selling, general and administrative	180.6	0.6	475.5	(22.2)	634.5
Other, net	0.7	9.5	49.6	-	59.8
Restructuring charges and asset impairments	0.9	-	20.2	-	21.1
Interest expense, net	17.0	12.8	(3.0)	-	26.8

	489.9	22.9	2,012.5	(127.3)	2,398.0

(Loss) earnings from continuing operations before income taxes and equity in earnings of subsidiaries	(61.0)	(22.9)	309.1	-	225.2
Income taxes (benefit) on continuing operations before equity in earnings of subsidiaries	(16.5)	(8.3)	52.7	-	27.9
Equity in earnings of subsidiaries	241.8	222.8	-	(464.6)	-

Net earnings from continuing operations	197.3	208.2	256.4	(464.6)	197.3
Less: Net (loss) attributable to non-controlling interests	-	-	-	-	-

NET EARNINGS ATTRIBUTABLE TO STANLEY BLACK &
DECKER, INC.	$197.3	$208.2	$256.4	$(464.6)	$197.3

Stanley Black & Decker, Inc.

Condensed Consolidating Statement of Operations

(Unaudited, Millions of Dollars)

Six Months Ended July 2, 2011

	Parent Stanley Black & Decker, Inc.	The Black & Decker Corporation	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$804.1	$-	$4,435.3	$(235.5)	$5,003.9
COSTS AND EXPENSES
Cost of sales	544.5	-	2,802.8	(193.3)	3,154.0
Selling, general and administrative	348.5	2.1	931.8	(42.2)	1,240.2
Other, net	(13.6)	(30.0)	155.9	-	112.3
Restructuring charges and asset impairments	2.4	-	32.0	-	34.4
Interest expense, net	35.6	26.4	(5.7)	-	56.3

	917.4	(1.5)	3,916.8	(235.5)	4,597.2

(Loss) earnings from continuing operations before income taxes and equity in earnings of subsidiaries	(113.3)	1.5	518.5	-	406.7
Income taxes (benefit) on continuing operations before equity in earnings of subsidiaries	(35.7)	0.6	86.1	-	51.0
Equity in earnings of subsidiaries	433.3	345.8	-	(779.1)	-

Net earnings from continuing operations	355.7	346.7	432.4	(779.1)	355.7
Less: Net (loss) attributable to non-controlling interests	-	-	(0.3)	-	(0.3)

NET EARNINGS ATTRIBUTABLE TO STANLEY BLACK &
DECKER, INC.	$355.7	$346.7	$432.7	$(779.1)	$356.0

Stanley Black & Decker, Inc.

Condensed Consolidating Statement of Operations

(Unaudited, Millions of Dollars)

Three Months Ended July 3, 2010

	Parent Stanley Black & Decker, Inc.	The Black & Decker Corporation	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$407.7	$-	$2,060.2	$(102.3)	$2,365.6
COSTS AND EXPENSES
Cost of sales	268.8	-	1,410.8	(83.0)	1,596.6
Selling, general and administrative	135.7	31.2	436.6	(19.3)	584.2
Other, net	14.4	(39.8)	90.5	-	65.1
Restructuring charges and asset impairments	54.8	2.7	28.3	-	85.8
Interest expense, net	10.8	11.4	2.4	-	24.6

	484.5	5.5	1,968.6	(102.3)	2,356.3

(Loss) earnings from continuing operations before income taxes and equity in earnings of subsidiaries	(76.8)	(5.5)	91.6	-	9.3
Income taxes (benefit) on continuing operations before equity in earnings of subsidiaries	(18.6)	(0.9)	(17.5)	-	(37.0)
Equity in earnings of subsidiaries	104.5	52.6	-	(157.1)	-

Net earnings from continuing operations	46.3	48.0	109.1	(157.1)	46.3
Less: Net earnings attributable to non-controlling interests	-	-	0.5	-	0.5

NET EARNINGS ATTRIBUTABLE TO STANLEY BLACK & DECKER, INC.	$46.3	$48.0	$108.6	$(157.1)	$45.8

Stanley Black & Decker, Inc.

Condensed Consolidating Statement of Operations

(Unaudited, Millions of Dollars)

Six Months Ended July 3, 2010

	Parent Stanley Black & Decker, Inc.	The Black & Decker Corporation	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$765.1	$-	$3,054.0	$(191.5)	$3,627.6
COSTS AND EXPENSES
Cost of sales	506.9	-	2,049.9	(154.1)	2,402.7
Selling, general and administrative	285.9	44.9	673.3	(37.4)	966.7
Other, net	45.0	(53.9)	138.9	-	130.0
Restructuring charges and asset impairments	55.0	90.2	38.0	-	183.2
Interest expense, net	23.8	14.4	4.5	-	42.7

	916.6	95.6	2,904.6	(191.5)	3,725.3

(Loss) earnings from continuing operations before income taxes and equity in earnings of subsidiaries	(151.5)	(95.6)	149.4	-	(97.7)
Income taxes (benefit) on continuing operations before equity in earnings of subsidiaries	(38.4)	(9.5)	12.4	-	(35.5)
Equity in earnings of subsidiaries	50.9	41.5	-	(92.4)	-

Net earnings (loss) from continuing operations	(62.2)	(44.6)	137.0	(92.4)	(62.2)
Less: Net earnings attributable to non-controlling interests	-	-	0.6	-	0.6

NET EARNINGS (LOSS) ATTRIBUTABLE TO STANLEY BLACK & DECKER, INC.	$(62.2)	$(44.6)	$136.4	$(92.4)	$(62.8)

Stanley Black & Decker, Inc.

Condensed Consolidating Balance Sheet

(Unaudited, Millions of Dollars)

July 2, 2011

	Parent Stanley Black & Decker, Inc.	The Black & Decker Corporation	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$31.6	$2.7	$1,880.7	$-	$1,915.0
Accounts and notes receivable, net	191.5	-	1,433.1	-	1,624.6
Inventories, net	125.2	-	1,323.2	-	1,448.4
Other current assets	30.8	7.0	313.2	-	351.0

Total Current Assets	379.1	9.7	4,950.2	-	5,339.0
Property, Plant and Equipment, net	206.0	-	980.4	-	1,186.4
Goodwill and intangible assets, net	220.6	1,623.5	7,250.0	-	9,094.1
Investment in Subsidiaries	9,861.0	3,376.9	-	(13,237.9)	-
Intercompany Receivables	-	10,388.2	10,291.9	(20,680.1)	-
Other Assets	36.6	43.9	333.5	-	414.0

Total Assets	$10,703.3	$15,442.2	$23,806.0	$(33,918.0)	$16,033.5

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities
Short-term borrowings	$626.7	$-	$0.2	$-	$626.9
Current maturities of long-term debt	314.6	-	2.4	-	317.0
Accounts payable and accrued expenses	212.6	166.9	2,081.3	-	2,460.8

Total Current Liabilities	1,153.9	166.9	2,083.9	-	3,404.7
Intercompany Payables	558.3	8,615.6	11,506.2	(20,680.1)	-
Long-Term Debt	1,531.1	1,028.0	169.9	-	2,729.0
Other Liabilities	98.1	23.7	2,194.2	-	2,316.0
Accumulated other comprehensive (loss) income	(91.1)	(78.7)	248.2	-	78.4
Other Shareowners’ Equity	7,453.0	5,686.7	7,551.2	(13,237.9)	7,453.0
Non-controlling interests	-	-	52.4	-	52.4

Total Equity	7,361.9	5,608.0	7,851.8	(13,237.9)	7,583.8

Total Liabilities and Shareowners’ Equity	$10,703.3	$15,442.2	$23,806.0	$(33,918.0)	$16,033.5

Stanley Black & Decker, Inc.

Condensed Consolidating Balance Sheet

(Unaudited, Millions of Dollars)

January 1, 2011

	Parent Stanley Black & Decker, Inc.	The Black & Decker Corporation	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$(5.0)	$3.5	$1,746.9	$-	$1,745.4
Accounts and notes receivable, net	153.4	-	1,263.7	-	1,417.1
Inventories, net	120.8	-	1,151.2	-	1,272.0
Other current assets	24.8	13.0	343.3	-	381.1

Total Current Assets	294.0	16.5	4,505.1	-	4,815.6
Property, Plant and Equipment, net	172.0	5.0	989.5	-	1,166.5
Goodwill and intangible assets, net	186.7	1,620.5	7,006.9	-	8,814.1
Investment in Subsidiaries	9,367.5	3,034.1	-	(12,401.6)	-
Intercompany Receivables	307.6	10,632.8	8,807.6	(19,748.0)	-
Other Assets	40.2	45.9	257.1	-	343.2

Total Assets	$10,368.0	$15,354.8	$21,566.2	$(32,149.6)	$15,139.4

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities
Short-term borrowings	$-	$-	$1.6	$-	$1.6
Current maturities of long-term debt	4.2	409.2	2.7	-	416.1
Accounts payable and accrued expenses	288.5	90.1	1,945.9	-	2,324.5

Total Current Liabilities	292.7	499.3	1,950.2	-	2,742.2
Intercompany Payables	1,147.9	8,877.7	9,722.4	(19,748.0)	-
Long-Term Debt	1,817.5	1,029.2	171.4	-	3,018.1
Other Liabilities	52.0	138.3	2,119.1	-	2,309.4
Accumulated other comprehensive (loss) income	(75.4)	(96.8)	55.9	-	(116.3)
Other Shareowners’ Equity	7,133.3	4,907.1	7,494.5	(12,401.6)	7,133.3
Non-controlling interests	-	-	52.7	-	52.7

Total Equity	7,057.9	4,810.3	7,603.1	(12,401.6)	7,069.7

Total Liabilities and Shareowners’ Equity	$10,368.0	$15,354.8	$21,566.2	$(32,149.6)	$15,139.4

Stanley Black & Decker, Inc.

Condensed Consolidating Statements of Cash Flow

(Unaudited, Millions of Dollars)

Six Months Ended July 2, 2011

	Parent Stanley Black & Decker, Inc.	The Black & Decker Corporation	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash (used in) provided by operating activities	$(214.9)	$377.2	$135.4	$-	$297.7
Investing Activities
Capital expenditures and capitalized software	(51.9)	-	(86.1)	-	(138.0)
Business acquisitions and asset disposals	(75.2)	-	(4.9)	-	(80.1)
Purchases of short-term investments	-	-	(42.5)	-	(42.5)
Investment in Niscayah	-	-	(58.5)	-	(58.5)
Intercompany payables and receivables	781.5	491.1	495.1	(1,767.7)	-
Other investing activities	(18.4)	(10.8)	-	-	(29.2)

Cash provided by (used in) investing activities	636.0	480.3	303.1	(1,767.7)	(348.3)
Financing Activities
Net proceeds (payments) on long-term debt	20.5	(400.0)	(1.4)	-	(380.9)
Net premium paid for equity option	(19.6)	-	-	-	(19.6)
Stock purchase contract fees	(1.6)	-	-	-	(1.6)
Net short-term borrowings (repayments)	626.2	-	(1.4)	-	624.8
Cash dividends on common stock	(137.5)	-	-	-	(137.5)
Proceeds from the issuance of common stock	85.4	-	-	-	85.4
Purchase of common stock for treasury	(6.1)	-	-	-	(6.1)
Intercompany payables and receivables	(951.8)	(458.3)	(357.6)	1,767.7	-

Cash (used in) provided by financing activities	(384.5)	(858.3)	(360.4)	1,767.7	164.5
Effect of exchange rate changes on cash and cash equivalents	-	-	55.7	-	55.7

Change in cash and cash equivalents	36.6	(0.8)	133.8	-	169.6
Cash and cash equivalents, beginning of period	(5.0)	3.5	1,746.9	-	1,745.4

Cash and cash equivalents, end of period	$31.6	$2.7	$1,880.7	$-	$1,915.0

Stanley Black & Decker, Inc.

Condensed Consolidating Statements of Cash Flow

(Unaudited, Millions of Dollars)

Six Months Ended July 3, 2010

	Parent Stanley Black & Decker, Inc.	The Black & Decker Corporation	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash (used in) provided by operating activities	$(283.4)	$(299.4)	$771.1	$-	$188.3
Investing Activities
Capital expenditures and capitalized software	(12.2)	-	(45.0)	-	(57.2)
Business acquisitions and asset disposals	5.6	(15.0)	(8.7)	-	(18.1)
Cash acquired from Black & Decker	-	1.8	947.6	-	949.4
Intercompany payables and receivables	(4.6)	171.3	-	(166.7)	-
Other investing activities	(16.1)	45.8	-	-	29.7
Cash (used in) provided by investing activities	(27.3)	203.9	893.9	(166.7)	903.8
Financing Activities
Payments on long-term debt	(200.0)	-	(1.6)	-	(201.6)
Stock purchase contract fees	(7.7)	-	-	-	(7.7)
Net short-term borrowings	253.8	(175.0)	-	-	78.8
Cash dividends on common stock	(81.2)	(7.7)	-	-	(88.9)
Purchase of common stock for treasury	(2.2)	-	-	-	(2.2)
Proceeds from the issuance of common stock	360.9	-	-	-	360.9
Intercompany payables and receivables	-	281.4	(448.1)	166.7	-
Cash provided by (used in) financing activities	323.6	98.7	(449.7)	166.7	139.3
Effect of exchange rate changes on cash and cash equivalents	-	-	(33.7)	-	(33.7)
Increase in cash and cash equivalents	12.9	3.2	1,181.6	-	1,197.7
Cash and cash equivalents, beginning of period	9.2	-	391.5	-	400.7
Cash and Cash Equivalents, End of Period	$ 22.1	$ 3.2	$1,573.1	$ -	$1,598.4

T.         Offer to Acquire Niscayah

On June 27, 2011, the Company announced an offer to acquire Niscayah Group AB (“Niscayah”), a European commercial electronic security solutions provider based in Stockholm, Sweden in a cash transaction valued at approximately $1.2 billion, inclusive of assumed debt. The Company commenced a tender offer to purchase all of the outstanding shares of Niscayah’s common stock at a price of SEK 18.00 per share and all of the outstanding warrants at a price of SEK 0.05 per warrant. While the Company’s Board of Directors has approved the transaction, its offer is subject to customary conditions for a public offer in Sweden, including anti-trust approvals and the acceptance of the offer to such an extent that the Company becomes the owner of more than 90% of the total number of shares in Niscayah. The Company will integrate Niscayah into its Security segment and expects to close this transaction in September, 2011.

In the second quarter of 2011, the Company purchased approximately 5.8% of the outstanding shares of Niscayah for $58.5 million. At July 2, 2011, this investment was recorded in its Consolidated Balance Sheet at its fair value of approximately $61.5 million.

To facilitate the acquisition of Niscayah and provide additional liquidity, on July 22, 2011 the Company entered into a 364 day credit agreement whereby it initially will have a $1.25 billion credit line, decreasing to $1.0 billion at the date of acquisition and to $750 million 90 days after the acquisition.

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

BUSINESS OVERVIEW

Strategy

Stanley has pursued a diversification strategy to enable profitable growth which involves industry, geographic and customer diversification to foster sustainable revenue, earnings and cash flow growth. In addition, the Company’s desire to be a consolidator of the tool industry and to increase its relative weighting in emerging markets has been significantly enhanced by the Merger (as discussed below). The impact from this diversification strategy is evident in the performance of the Company. Sales outside the U.S. represented 48% of the total in the first half of 2011, up from 29% in 2002. On a pro-forma combined basis, Stanley and Black & Decker 2010 sales to U.S. home centers and mass merchants were approximately 31%, including nearly 21% in sales to the combined Company’s two largest customers. As acquisitions in the various growth platforms (electronic/convergent Security, mechanical security, engineered fastening, infrastructure solutions and healthcare solutions) are made in future years, the proportion of sales to these valued U.S. home center and mass merchant customers is expected to decrease.

Execution of this strategy has entailed approximately $3.5 billion of acquisitions since 2002 (aside from the Merger), various divestitures and increased brand investment, enabled by strong cash flow generation and proceeds from divestitures. Refer to the “Business Overview” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011 for additional strategic discussion.

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

The Security segment provides access and security solutions primarily for consumers, retailers, educational, financial and healthcare institutions, as well as commercial, governmental and industrial customers. The Company provides an extensive suite of mechanical and electronic security products and systems, and a variety of security services. These include security integration systems, software, related installation, maintenance, monitoring services, automatic doors, door closers, exit devices, healthcare storage and supply chain solutions, patient protection products, hardware (including door and cabinet knobs and hinges, door stops, kick plates, house numbers, gate hardware, cabinet pulls, hooks, braces and shelf brackets), locking mechanisms, electronic keyless entry systems, keying systems, tubular and mortise door locksets and enterprise mobility solutions. Security products are sold primarily on a direct sales basis, and in certain instances, through third party distributors.

The Industrial segment manufactures and markets professional industrial and automotive mechanics’ tools and storage systems, metal and plastic fasteners and engineered fastening systems, hydraulic tools and accessories, and specialty tools. These products are sold to industrial customers including automotive, transportation, electronics, aerospace, machine tool, and appliance industries and are distributed through third party distributors as well as direct sales forces. The Industrial segment, through its CRC-Evans International (“CRC-Evans”) subsidiary, also provides services and specialized tools and equipment such as custom pipe handling, joint welding and coating equipment used in the construction of large and small diameter pipelines.

Offer to Acquire Niscayah

On June 27, 2011, the Company announced an offer to acquire Niscayah Group AB (“Niscayah”), a European commercial electronic security solutions provider based in Stockholm, Sweden in a cash transaction valued at approximately $1.2 billion, inclusive of assumed debt. The Company commenced a tender offer to purchase all of the outstanding shares of Niscayah’s common stock at a price of SEK 18.00 per share and all of the outstanding warrants at a price of SEK 0.05 per warrant. While the Company’s Board of Directors has approved the transaction, its offer is subject to customary conditions for a public offer in Sweden, including anti-trust approvals and the acceptance of the offer to such an extent that the Company becomes the owner of more than 90% of the total number of shares in Niscayah. The Company will integrate Niscayah into its Security segment and expects to close this transaction in September 2011.

In June 2011, the Company purchased approximately 5.8% of the outstanding shares of Niscayah for $59 million. At July 2, 2011, this investment was reported in its Consolidated Balance Sheet at its $62 million fair value.

To facilitate the acquisition of Niscayah and provide additional liquidity, on July 22, 2011 the Company entered into a 364 day credit agreement whereby it initially will have a $1.25 billion credit line, decreasing to $1.0 billion at the date of acquisition and to $750 million 90 days after the acquisition.

Acquisition of Infologix

In January 2011, the Company acquired InfoLogix, Inc. (“Infologix”) for $60 million, net of cash acquired. Infologix is a leading provider of enterprise mobility solutions for the healthcare and commercial industries and has added an established provider of mobile workstations and asset tracking solutions to Stanley’s existing Healthcare Solutions business.

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

Management believes the Merger will result in approximately $450 million in cost synergies, increased during the second quarter from the previous estimate of $425 million, which are expected to be achieved by the end of 2012 and which will help fuel future growth and facilitate global cost leadership. The Company is ahead of plan on the integration of the two companies and realized $135 million of the cost synergies in 2010. An additional $200 million of cost synergies are anticipated in 2011, which is $35 million ahead of the cost synergies previously anticipated, and an incremental $115 million are anticipated in 2012 to achieve the total cumulative $450 million in cost synergies by the end of 2012, which represents $485 million on an annualized basis. Additionally, revenue synergies from the Merger are still projected to be in the range of $300 million to $400 million by 2013, which implies a benefit of approximately $0.35 — $0.50 of earnings per diluted share. Revenue synergies are expected to add an incremental 50 basis points (approximately $50 million) to 2011 revenue growth and have a modest earnings impact, with remaining revenue synergies to be achieved in 2012 and 2013.

Certain Items Impacting Earnings

Merger and Acquisition-Related Charges Impacting Second Quarter and Year-To-Date 2011 and 2010 Earnings

Second Quarter and Year-To-Date 2011

The Company reported $50 million and $87 million in pre-tax charges in the second quarter and year-to-date 2011 periods, respectively, pertaining to the Merger and acquisitions (the “merger and acquisition-related charges”) which were comprised of the following:

•	$5 million and $11 million for the second quarter and year-to-date 2011 periods, respectively, in Cost of sales pertaining to facility closure-related charges;

•

$18 million and $34 million for the second quarter and year-to-date 2011 periods, respectively, in Selling, general & administrative (“SG&A”) primarily for integration-related administrative costs and consulting fees;

•	$7 million and $10 million for the second quarter and year-to-date 2011 periods, respectively, in Other, net for deal transaction costs; and

•

$20 million and $32 million for the second quarter and year-to-date 2011 periods, respectively, in Restructuring and asset impairment charges for severance and charges associated with the closure of facilities.

The tax effect on the above charges during the second quarter of 2011 was a $5 million provision, resulting in after-tax merger and acquisition-related charges of $55 million, or $0.32 per diluted share. The tax effect is comprised of tax benefits of $17 million associated with pre-tax charges which were more than offset by tax charges in the quarter of $22 million, related to ongoing operational and legal entity integrations. On a year-to-date basis, the tax effect on the above charges, some of which were not tax deductible, was a $4 million benefit, resulting in an after-tax charge of $83 million, or $0.49 per diluted share.

Second Quarter and Year-To-Date 2010

The Company reported $229 million and $442 million in pre-tax merger and acquisition-related charges in the second quarter and year-to-date 2010 periods, respectively, which were comprised of the following:

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

The tax effect on the above charges during the second quarter of 2010 was $69 million, resulting in an after-tax charge of $160 million, or $0.97 per diluted share. On a year-to-date basis, the tax effect on the above charges, some of which were not tax deductible, was $103 million, resulting in an after-tax charge of $339 million, or $2.57 per diluted share.

Throughout this MD&A, the Company has provided a discussion of the outlook and results both inclusive and exclusive of the merger and acquisition-related charges. The amounts and measures, including gross profit and segment profit, on a basis excluding such charges are considered relevant to aid analysis and understanding of the Company’s results aside from the material impact of the merger and acquisition-related charges; the measures are utilized internally by management to understand business trends, as once the aforementioned anticipated cost synergies from the Black & Decker integration are realized, such charges are expected to subside.

Other

In the second quarter and year-to-date periods of 2011, the Company recognized income tax benefits attributable to the settlement of certain tax contingencies of $49 million, or $0.28 per diluted share and $70 million, or $0.41 per diluted share, respectively.

In the second quarter of 2010, the Company recognized income tax benefits attributable to the settlement of certain tax contingencies of $36 million, or $0.21 per diluted share.

2011 Outlook

This outlook discussion is intended to provide broad insight into the Company’s near-term earnings prospects, and not to discuss the various factors affecting such projections.

Management expects earnings per diluted share (“EPS”) to be in the range of $4.50 to $4.75 in 2011. Excluding the effects of merger and acquisition-related charges, 2011 EPS is expected to be in the range of $5.15 to $5.40.

RESULTS OF OPERATIONS

Below is a summary of consolidated operating results for the three and six months ended July 2, 2011, followed by an overview of performance by each business segment.

Terminology: The terms “legacy Stanley”, “organic” and “core” are utilized to describe results aside from the impact of the Merger and acquisitions during their initial 12 months of ownership. This ensures appropriate comparability to operating results of prior periods. The first half of 2010 includes the results from the March 12, 2010 Merger date and accordingly the approximately one-half month period of Black & Decker performance in the first quarter of 2011 and the full second quarter of 2011 are part of the organic results.

The Company has included information as if the Merger had occurred on January 3, 2010 for the six months ended July 3, 2010 (“pro-forma” information). This “pro-forma” analysis is provided to aid understanding of the Black & Decker and combined company business trends.

Net Sales: Net sales were $2.623 billion in the second quarter of 2011 compared to $2.366 billion in the second quarter of 2010, representing an increase of $257 million or 11%. Organic sales volume provided a 3% increase in net sales, the impact of acquisitions (primarily CRC-Evans and Infologix), net of divestitures, provided an additional 3% increase in net sales while customer pricing remained flat for the quarter. The favorable effects of foreign currency translation in all regions, but most significantly in Europe, contributed an additional 5% to net sales. Despite unfavorable macroeconomic conditions, 3% volume growth was achieved driven primarily by new product introductions enabling share gains in established markets, and continued strong performance in emerging markets. On a geographic basis, organic sales volume increased 4% in both the Americas and Asia while Europe was flat with the second quarter of 2010. Asia represents approximately 5% of total sales; excluding Japan, where the engineered fastening business within the Industrial segment has been affected by the aftermath of the first quarter 2011 Japanese earthquake and tsunami, organic sales in the region were up 15% versus the prior year. By segment, CDIY unit volume increased 2% compared to the second quarter of 2010, Security increased 1%, and Industrial posted a 7% gain. The CDIY segment’s unit volume growth was primarily driven by strength in power tools and accessories which was partially offset by lower sales of outdoor products due to inclement weather in North America, the loss of certain Pfister stock-keeping-units (“skus”) at a major customer in the first quarter of 2011 as well as a soft European market. Within the Security segment, the convergent security business delivered 4% sales volume growth which was muted by a slight decrease in mechanical access solutions. The Industrial segment continued to exhibit strong unit volume growth across most distribution channels in the Americas and Europe, bolstered by new products and the introduction of DeWalt power tools in industrial channels.

Net sales from continuing operations were $5.004 billion in the first half of 2011, representing a $1.376 billion or 38% increase, versus $3.628 billion in the first half of 2010. The Merger provided a 24% increase to net sales while other acquisitions (net of divestitures), primarily CRC-Evans, Stanley Solutions de Sécurité (“SSDS”) and Infologix contributed an additional 6% increase in net sales. Organic sales volume and the favorable effects of foreign currency translation each provided a 4% increase in net sales while price remained flat for the year-to-date period. Geographic unit volumes increased 5% in the Americas, 1% in Europe and 8% in Asia for the year-to-date period. The year-to-date performance in Asia is stronger than the second quarter due to the previously mentioned effect the Japanese natural disaster had on the engineered fastening business and its automotive customers. By segment, CDIY posted a 3% volume increase for the first six months of 2011, Security 1% and Industrial 11%. The factors affecting the year-to-date organic unit volume performance are primarily the same as those discussed previously related to the second quarter. On a pro-forma basis, year-to-date net sales increased 10% reflecting a 4% contribution from the previously discussed acquisitions, 3% unit volume and 3% favorable foreign currency translation.

Gross Profit: Gross profit was $967 million, or 36.9% of net sales, in the second quarter of 2011, compared to $769 million, or 32.5% of net sales, in the prior year. Merger and acquisition-related charges amounted to $5 million in 2011 and $123 million in 2010, as previously discussed. The gross margin rates excluding these charges were 37.1% of net sales in 2011 as compared to 37.7% of net sales in 2010. The gross margin rate change, excluding merger and acquisition related charges, primarily reflects commodity inflation which outweighed cost synergies and favorable sales volume leverage. Aside from the $118 million decrease in merger and acquisition-related charges, gross profit expanded primarily due to improved favorable currency translation, sales volume, acquisitions and cost synergies, partially offset by inflation.

On a year-to-date basis, gross margin from continuing operations was $1.850 billion, or 37.0% of net sales, in 2011, compared to $1.225 billion, or 33.8% of net sales, for the corresponding period in 2010. The inclusion of the results of Black & Decker for the full six months of 2011 and other acquisitions results were main drivers to the overall increase in gross profit on a year-to-date basis compared to the 2010 period. Merger and acquisition-related charges amounted to $11 million in 2011 and $165 million in 2010, as previously discussed. The gross margin rates excluding these charges were 37.2% in 2011 as compared with 38.3% of net sales in 2010. The year-to-date performance primarily relates to the same factors discussed previously pertaining to the second quarter, in addition to the mix effect of a larger proportion of CDIY segment sales in the current year associated with the Merger. The Company expects commodity inflation pressures, net of customer pricing actions predominantly effective in the second half of 2011, to negatively impact the gross margin rate by approximately 100 basis points for the full year 2011.

SG&A Expenses: SG&A, inclusive of the provision for doubtful accounts, was $635 million, or 24.2% of net sales, in the second quarter of 2011 compared to $584 million, or 24.7% of net sales, in the prior year. Merger and acquisition-related charges totaled $18 million in 2011 and $16 million in 2010 as previously discussed. Excluding the merger and acquisition-related charges, SG&A was 23.5% of net sales in 2011 compared with 24.0% of net sales in the prior year. The favorable SG&A rate (as a percentage of net sales) primarily reflects sales volume leverage and cost synergies partially offset by inflation.

SG&A expense totaled $1.240 billion, or 24.8% of net sales, for the first half of 2011 versus $967 million, or 26.6% of net sales, in 2010. Black & Decker and other acquisitions (aside from merger and acquisition-related charges) contributed $262 million of incremental SG&A for the year-to-date 2011 period. Excluding the previously discussed merger and acquisition-related charges of $34 million and $65 million for the first six months of 2011 and 2010, respectively, SG&A was 24.1% of net sales in 2011 compared to 24.9% of net sales in 2010. The factors driving the improvement in SG&A as a percentage of net sales are consistent with those discussed in relation to the second quarter performance.

The corporate overhead element of SG&A, which is not allocated to the business segments, amounted to $58 million and $53 million in the second quarters of 2011 and 2010, respectively, representing 2.2% of sales in both periods. Excluding merger and acquisition-related charges, the corporate overhead element of SG&A was $42 million and $37 million in the second quarters of 2011 and 2010, respectively, or 1.6% of net sales in both periods.

On a year-to-date basis, the corporate overhead element of SG&A amounted to $117 million in the first half of 2011 versus $128 million in the first half of 2010. The decrease in 2011 expense pertains mainly to a reduction of integration consulting costs associated with the Merger partially offset by an increase of overhead associated with the inclusion of Black & Decker results for the full half of 2011. Excluding merger and acquisition-related charges, the corporate overhead element of SG&A was $86 million (1.7% of net sales) and $64 million (1.8% of net sales) in the first six months of 2011 and 2010, respectively. The increase in spend is primarily attributable to the inclusion of a full six months of Black & Decker in the current year.

Distribution center costs (i.e. warehousing and fulfillment facility and associated labor costs) are classified within SG&A. This classification may differ from other companies who may report such expenses within cost of sales. Due to diversity in practice, to the extent the classification of these distribution costs differs from other companies, the Company’s gross margins may not be comparable. Such distribution costs classified in SG&A amounted to $62 million in the second quarter of 2011 and $64 million in 2010, and $120 million for the year-to-date 2011 period as compared to $99 million in the comparable 2010 period. The increase is primarily attributable to the inclusion of the full six months of Black & Decker results in the 2011 period, as well as higher sales volume in the current year.

Other, net: Other, net expense amounted to $59 million in the second quarter of 2011 versus $65 million in 2010. The decrease primarily pertains to $5 million of lower merger and acquisition-related transaction costs, such as investment banking and legal fees. On a year-to-date basis, other, net expense was $112 million in 2011 as compared with $130 million 2010. The decrease is primarily attributable to $34 million of lower merger and acquisition-related transaction costs partially offset by higher amortization expense pertaining to the intangible assets from the Black & Decker, SSDS, CRC-Evans, Infologix and GMT acquisitions.

Interest, net: Net interest expense in the second quarter of 2011 was $27 million compared to $25 million in the prior year. On a year-to-date basis, net interest expense was $56 million compared to $43 million in the prior year. The increase in interest expense for the six month period in 2011 versus 2010 mainly relates to the new debt issuances in the second half of 2010 and a full six months of interest on the $1.832 billion of debt assumed in connection with the Merger, partially offset by increased interest income. Refer to Note H, Long-Term Debt and Financing Arrangements, of the Company’s 2010 Form 10-K for the year ended January 1, 2011 for further discussion.

Income Taxes: For the three month periods ended July 2, 2011 and July 3, 2010, the effective income tax rate from continuing operations was 12.4% and (397.8%), respectively. The year-to-date effective income tax rate from continuing operations for the six month periods ended July 2, 2011 and July 3, 2010 were 12.5% and 36.3%, respectively. The effective tax rate differs from the statutory rate, in the current quarter and first six months of 2011, primarily due to the inclusion of $49 million and $70 million, respectively, of tax benefits attributable to the favorable settlement of certain tax contingencies and a portion of the Company’s earnings realized in lower-taxed foreign jurisdictions. These benefits were partially offset, in the current quarter, by the inclusion of $18 million of uncertain tax positions resulting from ongoing operational and legal entity integrations. The effective tax rates differed from the statutory tax rate for the three and six month periods ended July 3, 2010 primarily due to various non-deductible transaction costs and other restructuring costs associated with the Merger and the inclusion of a $36 million tax benefit attributable to the favorable settlement of certain tax contingencies. Excluding merger and acquisition related charges and the favorable settlement of tax contingencies, the effective income tax rates for the three months ended July 2, 2011 and July 3, 2010 were 25.6% and 28.3%, respectively. Excluding merger and acquisition related charges and the favorable settlement of tax contingencies, the effective income tax rates for the six months ended July 2, 2011 and July 3, 2010 were 25.1% and 28.8%, respectively.

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

CDIY: CDIY net sales were $1.364 billion in the second quarter of 2011, up 5% from $1.300 billion in the prior year. Organic unit volume increased sales by 2%, foreign currency translation had a 5% favorable impact, while small product line divestitures and minor pricing changes reduced sales by 2%. The organic unit volume increase was primarily due to the 13% incremental growth in professional power tool products driven by the continued success with the 12-volt compact lithium ion power tool products, marketed under the DeWalt, Porter Cable and Black & Decker brands, supplemented by the new 18-volt compact lithium-ion line launched in Europe in the second quarter of 2011. The DeWalt hand tools began shipping to distributors in June and they are expected to drive incremental revenue in the coming quarters. The consumer power tool business posted low double-digit growth. Latin America and other emerging markets achieved strong double digit percentage growth as hand tools and fasteners continued to benefit from the Black & Decker distribution infrastructure. Sales volume was negatively impacted by inclement weather in outdoor and home products, the ongoing impact of lower Pfister sales due to the loss of business from a major customer in the first quarter of 2011, softness in the North American retail channel for hand tools, fasteners and storage, and weaker market conditions in Europe. Excluding outdoor and home products and the Pfister results, organic sales volume growth for the segment was a strong 7%. The favorable contributions from the new products, customer pricing actions, revenue synergies and continued growth in the emerging markets are expected to drive further sales growth as the year progresses, despite challenging market conditions.

Year-to-date CDIY net sales were $2.575 billion in 2011 as compared to $1.849 billion in 2010, an increase of 39%. The Black & Decker acquisition impact, net of the aforementioned small product line divestitures, contributed over 32% of the increase. Organic sales unit volume provided 3% of the growth, while price was relatively flat. The effect of foreign currency translation increased net sales by 4%. The factors contributing to the year-to-date performance are mainly consistent with those discussed pertaining to the second quarter, aside from the outdoor and home products business decline which was specific to the second quarter of 2011. On a pro-forma basis, CDIY segment net sales increased 3% overall, with unit volume accounting for 2% of the increase and foreign currency translation favorably impacting net sales by 3%. These increases were partially offset by the small divestitures and a minor decline in customer pricing compared with the 2010 period.

Segment profit was $190 million, or 14.0% of net sales, for the second quarter of 2011, compared to $113 million or 8.7% of net sales in the prior year. Merger and acquisition-related costs totaled $5 million in 2011 and $88 million in 2010, pertaining to facility closure costs and inventory step-up amortization, respectively. Excluding merger and acquisition-related costs, segment profit amounted to $195 million, or 14.3% of net sales, which compares with $202 million, or 15.5% of net sales in the second quarter of 2010. The decrease in segment profit and the change in the segment profit rate (aside from merger and acquisition-related costs) is primarily the result of unrecovered commodity cost inflation, higher promotion expense necessary to support the higher sales volume, and the continued impact of the previously discussed Pfister business loss. These factors were partially offset by the favorable impact of cost synergies. The segment profit rate, excluding the merger and acquisition-related charges, increased 120 basis points sequentially from the first quarter of 2011.

Year-to-date segment profit was $347 million or 13.5% of net sales in the first half of 2011 compared to $160 million or 8.7% of net sales in the prior year. Excluding merger and acquisition-related costs, segment profit amounted to $354 million, or 13.7% of net sales, which compares with $281 million, or 15.2% of net sales in the first six months of 2010. The year-to-date segment profit increase and the change in segment profit rate (aside from merger and acquisition-related costs) is primarily driven by the inclusion of a full six months of Black & Decker results in 2011, which has lower profit rates than the legacy Stanley business, in addition to the factors discussed previously pertaining to the second quarter, although the effect of higher promotion expense was more pronounced in the second quarter.

Security: Security sales increased 9% to $623 million during the second quarter of 2011, up from $571 million in the corresponding 2010 period. Acquisitions, namely Infologix and GMT, provided a 5% increase to net sales. Foreign currency translation and unit volume resulted in 3% and 1% of sales growth, respectively, with price remaining relatively flat. Convergent security solutions (“CSS”) unit volume sales increased 4%, with installations outpacing recurring monthly revenue (“RMR”) growth. Sales volume growth from national accounts exceeded later-cycle core commercial accounts consistent with the first quarter of 2011, though orders from the commercial customer base showed signs of a rebound in the second quarter of 2011. CSS healthcare achieved 3% in organic sales volume growth. Mechanical access solutions (“MAS”) sales volume was down slightly, as double digit unit volume growth in commercial hardware was muted by softness in the automatic doors business because of reduced remodeling activity in national accounts. The residential hardware business was nearly flat as strength in the U.S. electronic locks (i.e. SmartKeyTM) was offset by reduced demand tied to the weak U.S. residential housing market. As previously discussed, the Company announced an offer to acquire Niscayah, a European commercial electronic security solutions provider based in Stockholm, Sweden in a cash transaction valued at approximately $1.2 billion, inclusive of assumed debt. Once consummated, this acquisition would add approximately $250 million per quarter in net sales to CSS providing further geographic diversification of segment sales from the current concentration of approximately 77% in North America.

Year-to-date net sales were $1.180 billion in 2011 compared to $985 million in 2010, an increase of 20%. The Merger provided 9% of the increase and other acquisitions, principally Stanley Solutions de Sécurité (“SSDS”), Infologix and GMT, contributed an additional 8% increase in net sales. Unit volume and favorable foreign currency translation resulted in an additional 1% and 2%, respectively, while price was flat. For the first half of 2011, CSS achieved mid-single digit volume growth which was partially offset by a low single digit reduction in MAS. The factors contributing to the first half segment volume performance were predominantly the same as those discussed in relation to the second quarter. The year-to-date MAS performance was also affected by a key U.S. customer inventory correction in the legacy Black and Decker hardware and home improvement (“HHI”) business as well as weaker demand in the legacy Stanley hardware business in the first quarter of 2011. On a pro-forma basis, total Security segment unit volume was up 1% for the six month period as strength in CSS was mostly offset by MAS.

Security segment profit amounted to $102 million, or 16.5% of net sales, for the second quarter of 2011 as compared to $68 million, or 11.8% of net sales, in the prior year. Merger and acquisition-related costs totaled $2 million in 2011 pertaining to facility closure costs and $22 million in 2010, primarily for inventory step-up amortization. Excluding merger and acquisition-related costs, segment profit amounted to $105 million, or 16.8% of net sales, compared with $90 million, or 15.6% of net sales, in 2010. The increase in segment profit and the expansion of the segment profit rate (aside from merger and acquisition-related costs) is primarily the result of cost synergies, cost actions to reduce SG&A and productivity projects. Additionally, the French SSDS business achieved double-digit percentage profitability which aided the segment profit rate versus prior year. These favorable factors more than offset unrecovered inflation and the mix impact of higher installation versus RMR sales within CSS during the quarter, as installations carry lower margins. Excluding the impact of the Infologix and GMT acquisitions and the merger and acquisition-related costs, Security segment profit was 17.6%.

Year-to-date segment profit was $175 million, or 14.9% of net sales, in the first half of 2011 compared to $132 million, or 13.4% of net sales, in the prior year. Excluding merger and acquisition-related costs, segment profit amounted to $182 million, or 15.4% of net sales, which compares with $159 million, or 16.1% of net sales in the first half of 2010. The inclusion of the HHI business of Black & Decker for the full half of 2011 and other acquisitions (SSDS, GMT and Infologix) was the primary contributor to the increase in the segment profit but they also had a dilutive effect on the segment profit rate for the year-to-date period. The remaining decrease in the segment profit rate primarily pertained to the unrecovered commodity inflation and the previously discussed HHI sales volume decline. These negative impacts were partially offset by the favorable effects of cost synergies, productivity projects, and cost actions that reduced SG&A. Pricing actions to mitigate inflation pressure, the benefits of further Black & Decker cost synergies and the continued integration of recent acquisitions are among various factors expected to enable stronger segment profit during the remainder of the year.

Industrial: Industrial sales of $636 million in the second quarter of 2011 increased 29% from $494 million in the prior year. The acquisition impact, primarily of CRC-Evans, provided 13% of the sales increase while unit volume contributed 7% for the quarter. The effects of favorable foreign currency translation and price resulted in an additional 7% and 2% of sales growth, respectively. The industrial and automotive repair (“IAR”) business achieved 13% sales growth (excluding currency) due to strong hand tool sales within North American industrial distribution channels, increased route averages in the Mac Tools mobile distribution channel and significant growth in the storage (Vidmar) business. Vidmar recently opened of a new manufacturing plant in China which should serve to fuel future Asian market sales. The engineered fastening business generated 6% of volume growth despite a 2.5% global light vehicle production decline (reflecting the Japanese natural disaster in March). This strong performance by engineered fastening was primarily fostered by new products and increased customer penetration. The Company expects global light vehicle production will improve in the second half as Japan recovers, and that the engineered fastening sales growth will continue to outperform global production levels. The hydraulic tools business, representing approximately 10% of the segment, posted a robust 41% of volume growth due to strong demand for handheld, railroad and mounted product lines. Geographically, the Industrial segment achieved high single digit volume growth in North America, driven by IAR and hydraulics, and in Europe, primarily from engineered fastening; Asia was flat as strength in IAR was offset by the previously discussed Japanese impact on the engineered fastening business.

Year-to-date net sales in the Industrial segment were $1.249 billion in 2011 compared to $793 million in 2010, an increase of 58%. The acquisition impact of Black & Decker’s Emhart (engineered fastening) business contributed 24% of the increase while other acquisitions (primarily CRC-Evans) provided an additional 16% of sales. Organic unit volume was 11%, and price represented a 2% increase, while favorable foreign currency contributed 5% to sales for the first half of 2011. The factors contributing to the year-to-date performance are largely consistent with those discussed pertaining to the second quarter as the segment demonstrated strength in all businesses and geographic regions. On a pro-forma basis, the Industrial segment net sales increased 29%, with the acquisition impact, primarily from CRC-Evans, accounting for 13% of the increase, price and volume providing 12% of the increase, along with a 4% benefit from foreign currency translation.

Industrial segment profit was $97 million, or 15.3% of net sales, for the second quarter of 2011, compared with $57 million, or 11.6% of net sales, in 2010. Excluding the $14 million of merger and acquisition-related charges in the second quarter of 2010 pertaining to inventory step-up amortization, the increase in segment profit was 110 basis points. The strong improvement in the segment profit as well as the rate is primarily attributable to sales volume leverage, particularly in IAR, cost synergies, productivity projects and pricing actions that effectively mitigated inflation.

Year-to-date segment profit was $204 million, or 16.4% of net sales, in the first half of 2011 compared to $94 million, or 11.9% of net sales, in the prior year. Excluding the $18 million of merger and acquisition-related charges in the first half of 2010 pertaining to inventory step-up amortization, the increase in segment profit was 220 basis points. This robust segment profit and rate expansion was enabled by the accretive impact from the inclusion of a full half year of Black & Decker results, the favorable operating leverage from higher sales volume across the segment, and the other factors discussed in relation to the second quarter. The year-to-date segment profit rate (excluding merger and acquisition-related charges) is higher than the second quarter of 2011 largely because of the higher mix of fastener sales versus higher margin equipment and installation sales within the engineered fastening business.

Restructuring

At July 2, 2011, restructuring reserves totaled $96.0 million. A summary of the restructuring reserve activity from January 1, 2011 to July 2, 2011 is as follows (in millions):

	1/1/11	Net Additions	Usage	Currency	7/2/11
2011 Actions
Severance and related costs	$-	$29.2	$(4.8)	$0.7	$25.1
Facility closure	-	2.0	(2.0)	-	-
Other	-	1.0	(1.0)	-	-

Subtotal 2011 actions	-	32.2	(7.8)	0.7	25.1

Pre-2011 Actions
Severance and related costs	97.8	0.1	(31.9)	2.3	68.3
Facility closure	2.3	1.8	(2.3)	-	1.8
Other	1.1	0.3	(0.6)	-	0.8

Subtotal Pre-2011 actions	101.2	2.2	(34.8)	2.3	70.9

Total	$101.2	$34.4	$(42.6)	$3.0	$96.0

2011 Actions:  In the first half of 2011, the Company continued to initiate restructuring activities associated with the Merger and other acquisitions, and recognized $29.3 million of restructuring charges related to activities initiated in the current year. Of those charges, $26.5 million relates to severance charges associated with the reduction of 633 employees, $1.8 million relates to facility closure costs, and $1.0 million represents other charges. For the three months ended July 2, 2011 the Company recognized $19.7 million of restructuring charges associated with the Merger and other acquisitions, of which $18.9 million relates to severance charges associated with the reduction of 358 employees, $0.3 million relates to facility closure costs, and $0.5 million represents other charges.

In addition, the Company has initiated cost reduction actions in the first half of 2011 that were not associated with the Merger or other acquisitions, resulting in severance and related charges of $2.7 million pertaining to the reduction of 83 employees, and facility closure costs of $0.2 million. Such restructuring actions initiated in the three months ended July 2, 2011 resulted in severance charges of $1.2 million associated with the reduction of 66 employees.

Of the $32.2 million recognized for these 2011 actions, $7.8 million has been utilized to date, with $25.1 million of reserves remaining as of July 2, 2011 with the majority expected to be utilized in 2011 and 2012.

Pre-2011 Actions:  As more fully disclosed in Note O of the Company’s Annual Report on Form 10-K for the year ended January 1, 2011 the Company initiated restructuring activities associated with the Merger and acquisition of SSDS. Charges recognized in the first half of 2011 associated with these prior year initiatives amounted to $2.8 million. Additionally, in the first half of 2011 the Company released $0.6 million of the reserve related to residual liabilities for prior year initiatives that were not associated with the Merger. The charge in the second quarter of 2011 was $0.2 million for these actions.

As of January 1, 2011, the reserve balance related to these pre-2011 actions totaled $101.2 million. Utilization of the reserve balance related to Pre-2011 actions was $34.8 million in the first half of 2011. The vast majority of the remaining reserve balance of $70.9 million is expected to be utilized in 2011 with the remainder in 2012.

Segments:  The $34.4 million of charges recognized in the first half of 2011 includes: $14.5 million pertaining to the CDIY segment; $14.0 million pertaining to the Security segment; and $5.9 million pertaining to the Industrial segment. The $21.1 million of charges recognized in the three months ended July 2, 2011 includes: $8.2 million pertaining to the CDIY segment; $12.5 million pertaining to the Security segment; and $0.4 million pertaining to the Industrial segment.

In addition to the restructuring charges described in the preceding paragraphs, the Company recognized $11.1 million of restructuring-related costs in the first half of 2011 pertaining to the Merger. Those costs are classified in Cost of Sales and include accelerated depreciation and other charges associated with facility closures.

FINANCIAL CONDITION

Liquidity, Sources and Uses of Capital

Operating Activities: Cash flow from operations was $177 million in the second quarter of 2011 compared to $221 million in the second quarter of 2010. Cash flow from operations for the second quarter of 2011 was impacted by $34 million for merger and acquisition-related payments compared to $27 million for the second quarter of 2010. The primary drivers of the lower operating cash flow are higher retirement plan contributions and higher restructuring payments. Partially offsetting these unfavorable impacts was higher second quarter 2011 net earnings compared to 2010. The increase in earnings in the 2011 period, excluding the impact of the previously discussed non-cash tax contingency settlement, is primarily due to the higher sales volume and lower restructuring charges versus the second quarter of 2010. Outflows from working capital were $6 million in the second quarter of 2011, compared with outflows of $20 million in the prior year’s quarter. Working capital turns improved to 5.8 times for the second quarter of 2011 as compared to 5.1 times for the second quarter of 2010 due to improvements in days outstanding for accounts receivable and accounts payable, while days in inventory were relatively flat. The Stanley Fulfillment System (“SFS”) continues to be deployed in Black & Decker and other acquisitions which should further improve working capital efficiency over time. Other operating cash outflows were $77 million in the second quarter of 2011 as compared with inflows of $2 million in the second quarter of 2010. This change is largely attributable to the aforementioned higher retirement plan contributions and higher restructuring payments.

Year-to-date cash flow from operations was $298 million, compared with $188 million in the prior year due largely to an increase of $419 million in the Company’s reported net earnings, as the first six months of 2010 resulted in a net loss of $63 million. However, the effect on cash flows from the higher net earnings was partially offset by certain non-cash items, primarily the $70 million favorable tax contingency settlement in 2011 and $159 million of merger-related inventory step-up charges recorded in 2010. Cash flow from operations for the year-to-date 2011 period was unfavorably impacted by approximately $45 million in payments for merger-related items, compared to $119 million in 2010. Working capital outflows were $76 million for the first half of 2011, compared with outflows of $110 million in the 2010 period, with the improvement primarily from improved terms in accounts payable. Year-to-date other operating cash outflows were $144 million, compared with an inflow of $36 million in the prior year, as the 2011 period includes higher retirement plan contributions and outflows from restructuring payments. The 2010 year had significant inflows from restructuring accruals, as amounts charged to expense significantly exceeded cash payments during the year.

Free Cash Flow: Free cash flow, as defined in the following table, was $109 million in the second quarter of 2011 compared to $186 million in the corresponding 2010 period. Free cash flow for the second quarter of 2011 was impacted by $48 million for merger and acquisition-related payments compared to $27 million for the second quarter of 2010. On a year-to-date basis, free cash flow was $160 million and $131 million in 2011 and 2010, respectively. Free cash flow for the six months of 2011 and 2010 was affected by $76 million and $119 million of merger and acquisition-related payments, respectively. The Company believes free cash flow is an important measure of its liquidity, as well as its ability to fund future growth and provide a dividend to shareowners. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

	$298	$298	$298	$298
	Quarter to Date		Year to Date
(Millions of Dollars)	2011	2010	2011	2010
Net cash provided by operating activities	$177	$221	$298	$188
Less: capital and software expenditures	(68)	(35)	(138)	(57)

Free cash flow	$109	$186	$160	$131

Based on its demonstrated ability to generate cash flow from operations as well as its strong balance sheet and credit position at July 2, 2011, the Company believes its long-term capital allocation strategy, to deploy free cash flow by investing approximately two-thirds in acquisitions and growth and returning approximately one-third to shareowners through continued dividend growth and opportunistic share repurchases, will be achieved.

Investing Activities: Capital and software expenditures were $68 million in the second quarter of 2011, compared to $35 million in 2010. The second quarter 2011 included payments of $14 million for merger-related capital expenditures. There were no merger-related capital expenditures in the second quarter of 2010 due to the proximity to the merger date. On a year-to-date basis, capital and software expenditures were $138 million and $57 million in 2011 and 2010, respectively. The first half of 2011 included payments of

$31 million for merger-related capital expenditures. The remaining $50 million in capital expenditures is primarily due to a full six months of Black & Decker purchasing activity. The Company will continue to make capital investments that are necessary to drive productivity and cost structure improvements as well as achieve merger and acquisition-related cost synergies while ensuring that such investments provide an appropriate return on capital employed.

Cash flows from business acquisitions and asset disposals in the second quarter of 2011 were $35 million compared to $11 million in 2010, which primarily related to an acquisition made in May 2011 in the Industrial segment. On a year-to-date basis, cash flows from business acquisitions and asset disposals were $80 million and $18 million in 2011 and 2010, respectively. The first half of 2011 reflects the acquisition of Infologix in the first quarter along with the proceeds from small product line divestitures. Additionally the Company had outflows on the settlement of net investment hedges of $29 million in 2011. In the first half of 2010, the Company had inflows of $30 million associated with the termination of interest rate swaps. During the second quarter of 2011, the Company purchased 5.8% of the outstanding common shares of Niscayah, as previously discussed, for $59 million, in addition to making $43 million of other short-term investments.

Financing Activities: Net proceeds from short-term borrowings amounted to cash inflows of $484 million in the second quarter of 2011 compared to repayments on short-term borrowings of $357 million in the same 2010 period. Year-to-date inflows from short term borrowings were $625 million in the current year and $79 million in the prior year. Repayments on long-term debt were $401 million and $202 million for the year-to-date 2011 and 2010 periods, respectively. The net proceeds received from commercial paper borrowings in 2011 were primarily used to repay the $400 million term notes that matured in June 2011 as well for general operations.

Cash proceeds from the issuance of common stock were $30 million for the second quarter of 2011 versus $347 million in the prior year. On a year-to-date basis, cash proceeds from the issuance of common stock were $85 million and $361 million for 2011 and 2010, respectively. The higher proceeds from issuance of common stock that occurred in both periods of 2010 include $320 million associated with the Company’s Equity Purchase Contracts. The remaining proceeds principally relate to the exercise of stock options. Cash dividends were $69 million for the second quarter of 2011 compared to $55 million in 2010. On a year-to-date basis cash dividends were $138 million compared to $89 million in the year to date 2010 period. The increase in cash dividends in the 2011 period was primarily attributable to the additional shares outstanding associated with the Merger as well as an increase in dividends per common share to $0.41 per share, as announced in February 2011. This represents the 44th consecutive year of dividend increases.

Liquidity & Credit Ratings: On March 11, 2011, the Company entered into a new four year $1.2 billion committed credit facility (the “Credit Agreement”). In connection with entering into the Credit Agreement the Company terminated the existing $800 million Amended and Restated Credit Agreement. Additionally, the $700 million 364-Day Credit Agreement dated as of March 12, 2010 expired in accordance with its terms on March 11, 2011. Borrowings under the Credit Agreement may include U.S. Dollars up to the $1.2 billion commitment or in Euro or Pounds Sterling subject to a foreign currency sublimit of $400 million and bear interest at a floating rate dependent upon the denomination of the borrowing. Repayments must be made on March 11, 2015 or upon an earlier termination date of the Credit Agreement, at the election of the Company. Under the terms of the Credit Agreement, the Company must maintain an interest coverage ratio of not less than 3.5 to 1.0 for each period of four consecutive quarters. The Company has not yet drawn on the commitments provided by the Credit Agreement. This credit facility is designed to be a liquidity back-stop for the Company’s $1.5 billion commercial paper program.

In September 2011, it is expected that the Company will complete the purchase of Niscayah with existing cash resources. To complete the purchase the Company will spend approximately $1 billion in cash and assume approximately $200 million of Niscayah’s existing debt. To facilitate the acquisition of Niscayah and provide additional liquidity, on July 22, 2011 the Company entered into a 364 day credit agreement whereby it initially will have a $1.25 billion credit line, decreasing to $1.0 billion at the date of acquisition and to $750 million 90 days after the acquisition. Management believes that the Company will continue to have adequate sources of liquidity, both at the time of the acquisition and thereafter. Additionally, the Company has taken steps to mitigate the currency risk associated with movements in the Swedish Krona (SEK) that may occur through the acquisition date of Niscayah.

There have been no changes to the Company’s strong investment grade credit ratings from all major U.S. rating agencies on its senior unsecured debt (average A-) as well as its short-term commercial paper borrowings since January 1, 2011. Failure to maintain strong investment grade rating levels could adversely affect the Company’s cost of funds, liquidity and access to capital markets, but would not have an adverse effect on the Company’s ability to access the $2.45 billion committed credit facilities. Cash and cash equivalents totaled $1.915 billion as of July 2, 2011, substantially all of which is in foreign jurisdictions. As discussed in Note Q, Income Taxes, in the Company’s 2010 Annual Report on Form 10-K, concurrent with the Merger, the Company made a determination to repatriate certain legacy Black & Decker foreign earnings, on which U.S. income taxes had not previously been provided. As a result of this repatriation decision, the Company has recorded a related deferred tax liability. Current plans and liquidity requirements do not demonstrate a need to repatriate other foreign earnings. Accordingly, all other undistributed foreign earnings of the Company are considered to be permanently reinvested, consistent with the Company’s overall growth strategy internationally, including acquisitions and long-term financial objectives. No provision has been made for taxes that might be payable upon remittance of these undistributed foreign earnings. However, should management determine at a later point to repatriate additional foreign earnings, the Company would be required to accrue and pay taxes at that time.

OTHER MATTERS

Critical Accounting Estimates There have been no significant changes in the Company’s critical accounting estimates during the second quarter of 2011. Refer to the “Other Matters” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011 for a discussion of the Company’s critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the Company’s exposure to market risk during the second quarter of 2011. For discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s Form 10-K for the year ended January 1, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Company’s President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer have concluded that, as of July 2, 2011, the Company’s disclosure controls and procedures are effective. There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CAUTIONARY STATEMENT

Under the Private Securities Litigation Reform Act of

1995

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical, including, but not limited to, the statements regarding the Company’s ability to: (i) successfully complete the tender offer and consummate the acquisition of Niscayah; (ii) decrease its proportion of sales to U.S. home centers and mass merchants; (iii) achieve $450 million in cost synergies in connection with the Merger by the end of 2012 (which represents $485 million on an annualized basis), of which $200 million is anticipated in 2011 and an incremental $115 million in 2012; (iv) achieve future growth and global leadership as a result of achieving the $450 million in cost synergies; (v) realize revenue synergies in connection with the Merger in the range of $300 million to $400 million by 2013, which implies a benefit of approximately $0.35 to $0.50 of earnings per diluted share; (vi) add an incremental 50 basis points (approximately $50 million) to 2011 revenue growth and a modest earnings impact as a result of revenue synergies related to the Merger, with remaining revenue synergies to be achieved in 2012 and 2013; (vii) achieve earnings per diluted share in the range of $4.50 to $4.75 in 2011 and excluding the effects of Merger and acquisition related charges, in the range of $5.15 to $5.40 for 2011; (viii) effect customer pricing actions in the second half of 2011 to limit commodity inflation pressure on the gross margin rate to approximately 100 basis points for the full year 2011; (ix) achieve incremental revenue growth from the DeWalt hand tool products in the coming quarters; and (x) add approximately $250 million per quarter in net sales to CSS and provide further geographic diversification of security segment sales after consummation of the Niscayah transaction; ( collectively, the “Results”); are “forward-looking statements” and are based on current expectations.

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

The Company’s ability to deliver the Results is dependent upon: (i) successfully completing the tender offer and other conditions precedent to consummating the pending Nicayah transaction including receiving the necessary and customary clearances and approvals, as well as the Company’s ability to execute integration and achieve the synergies and other results expected from the Niscayah transaction; (ii) the Company’s ability to successfully execute the integration and achieve the synergies, capitalize on growth opportunities and achieve the anticipated results of the combination with Black & Decker; (iii) the Company’s success at limiting merger-related charges; (iv) the Company’s ability to achieve working capital benefits and limit restructuring and other payments in connection with the Black & Decker merger; (v) the Company’s ability to make capital investments that are necessary to drive productivity and cost structure improvements while insuring that such investments provide a return on capital employed ; (v) the Company’s ability to successfully integrate recent acquisitions including Black & Decker, CRC-Evans and SSDS, as well as any future acquisitions, while limiting associated costs; (vi) the success of the Company’s efforts to expand its tools and security businesses; (vii) the success of the Company’s efforts to build a growth platforms and market leadership in Convergent Securities Solutions, Infrastructure and Healthcare; (viii) the Company’s success in developing and introducing new and high quality products, growing sales in existing markets, identifying and developing new markets for its products and maintaining and building the strength of its brands; (ix) the continued acceptance of technologies used in the Company’s products, including Convergent Security Solutions, Infrastructure and Healthcare products; (x) the Company’s ability to manage existing Sonitrol franchisee and Mac Tools distributor relationships; (xi) the Company’s ability to minimize costs associated with any sale or discontinuance of a business or product line, including any severance, restructuring, legal or other costs; (xii) the proceeds realized with respect to any business or product line disposals; (xiii) the extent of any asset impairments with respect to any businesses or product lines that are sold or discontinued; (xiv) the success of the Company’s efforts to manage freight costs, steel and other commodity costs; (xv) the Company’s ability to sustain or increase prices, including the acceptance thereof by end customers, in order to, among other things, offset or mitigate the impact of steel, freight, energy, non-ferrous commodity and other commodity costs and any inflation increases; (xvi) the Company’s ability to generate free cash flow and maintain a strong debt to capital ratio, including focusing on reduction of debt as determined by management; (xvii) the Company’s ability to identify and effectively execute productivity improvements and cost reductions, while minimizing any associated restructuring charges; (xviii) the Company’s ability to obtain favorable settlement of routine tax audits; (xix) the ability of the Company to generate earnings sufficient to realize future income tax benefits during periods when temporary differences become deductible; (xx) the continued ability of the Company to access credit and capital markets under satisfactory terms; and (xxi) the Company’s ability to negotiate satisfactory payment terms under which the Company buys and sells goods, services, materials and products.

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

The Company’s ability to achieve the Results will also be affected by external factors. These external factors include: pricing pressure and other changes within competitive markets; the continued consolidation of customers particularly in consumer channels; inventory management pressures on the Company’s customers; the impact the tightened credit markets may have on the Company or its customers or suppliers; the extent to which the Company has to write-off accounts receivable or assets or experiences supply chain disruptions in connection with bankruptcy filings by customers or suppliers; increasing competition; changes in laws, regulations and policies that affect the Company, including, but not limited to trade, monetary, tax and fiscal policies and laws; the timing and extent of any inflation or deflation; currency exchange fluctuations; the impact of dollar/foreign currency exchange and interest rates on the competitiveness of products and the Company’s debt program; the strength of the U.S. and European economies; the extent to which world-wide markets associated with homebuilding and remodeling deteriorate; the impact of events that cause or may cause disruption in the Company’s manufacturing, distribution and sales networks such as war, terrorist activities, and political unrest; and recessionary or expansive trends in the economies of the world in which the Company operates.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended July 2, 2011:

2011	(a) Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Program	Maximum Number Of Shares That May Yet Be Purchased Under The Program
April 3 – May 7	76,831	$ 76.34	—	—
May 8 – June 4	—	—	—	—
June 5 – July 2	68	$ 73.17	—	—

	76,899	$ 76.34

As of July 2, 2011, 7.8 million shares of common stock remain authorized for repurchase associated with the prior authorization of the repurchase of 10.0 million shares on December 12, 2007. The Company may continue to repurchase shares in the open market or through privately negotiated transactions from time to time pursuant to this prior authorization to the extent management deems warranted based on a number of factors, including the level of acquisition activity, the market price of the Company’s common stock and the current financial condition of the Company.

(a)	The shares of common stock in this column were deemed surrendered to the Company by participants in various benefit plans of the Company to satisfy the participants’ taxes related to vesting or delivery of time vesting restricted share units under those plans.

ITEM 6. EXHIBITS

(10)	364-Day Credit Agreement dated as of July 22, 2011, by and among Stanley Black & Decker, Inc., The Black & Decker Corporation, as Subsidiary Guarantor, the lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities LLC and Barclays Bank PLC, as Lead Arrangers and Book Runners, and Barclays Bank PLC, as Syndication Agent. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 22, 2011)

(11)	Statement re-computation of per share earnings (the information required to be presented in this exhibit appears in Note C to the Company’s Condensed Consolidated Financial Statements set forth in this Quarterly Report on Form 10-Q).

(31)(i)(a)	Certification by Chief Executive Officer pursuant to Rule 13a-14(a).

(i)(b)	Certification by Chief Financial Officer pursuant to Rule 13a-14(a).

(32)(i)	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(ii)	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The following materials from Stanley Black & Decker Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations for the three and six months ended July 2, 2011 and July 3, 2010, (ii) Consolidated Balance Sheets at July 2, 2011 and January 1, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended July 2, 2011 and July 3, 2010, (iv) Consolidated Statements of Changes in Shareowner’s Equity at July 2, 2011 and July 3, 2010, and (v) Notes to (Unaudited) Condensed Consolidated Financial Statements**.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANLEY BLACK & DECKER, INC.

Date: July 27, 2011	By:	/s/ Donald Allan, Jr.
Donald Allan, Jr.
Senior Vice President and Chief Financial Officer