Form 10-Q
period 2011-10-01
STANLEY BLACK & DECKER, INC.
filed 2011-11-07
CIK 93556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011.

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

168,902,436 shares of the registrant’s common stock were outstanding as of October 31, 2011

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED OCTOBER 1, 2011 AND OCTOBER 2, 2010

(Unaudited, Millions of Dollars, Except Per Share Amounts)

	Third Quarter		Year-to-Date
	2011	2010	2011	2010
NET SALES	$2,636.4	$2,369.1	7,640.3	$5,996.7
COSTS, EXPENSES AND OTHER
Cost of sales	1,662.0	1,514.8	4,816.0	3,917.5
Selling, general and administrative	640.8	579.3	1,872.1	1,538.9
Provision for doubtful accounts	3.8	3.3	12.7	10.4
Other, net	89.9	52.3	202.2	182.3
Restructuring charges and asset impairments	24.3	24.8	58.7	208.0
Interest expense	34.9	29.2	103.6	75.3
Interest income	(8.0)	(2.5)	(20.4)	(5.9)

	2,447.7	2,201.2	7,044.9	5,926.5

Earnings from continuing operations before income taxes	188.7	167.9	595.4	70.2
Income taxes on continuing operations	33.4	44.8	84.4	9.3

Net earnings from continuing operations	155.3	123.1	511.0	60.9

Less: Net earnings (loss) attributable to non-controlling interests	0.7	(0.1)	0.4	0.5

NET EARNINGS ATTRIBUTABLE TO STANLEY BLACK & DECKER, INC.	$154.6	$123.2	$510.6	$60.4

BASIC EARNINGS PER SHARE OF COMMON STOCK	$0.94	$0.74	$3.06	$0.43

DILUTED EARNINGS PER SHARE OF COMMON STOCK	$0.92	$0.73	$2.99	$0.42

DIVIDENDS PER SHARE OF COMMON STOCK	$0.41	$0.34	$1.23	$1.00

AVERAGE SHARES OUTSTANDING (in thousands):
Basic	164,962	165,793	166,524	141,071

Diluted	168,896	168,889	170,976	143,766

See notes to condensed consolidated financial statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 1, 2011 AND JANUARY 1, 2011

(Unaudited, Millions of Dollars, Except Per Share Amounts)

	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$851.9	$1,745.4
Accounts and notes receivable, net	1,836.9	1,417.1
Inventories, net	1,604.6	1,272.0
Prepaid expenses	314.8	224.0
Other current assets	129.1	157.1

Total Current Assets	4,737.3	4,815.6
Property, Plant and Equipment, net	1,225.8	1,166.5
Goodwill	6,978.8	5,941.9
Customer Relationships, net	1,199.2	889.8
Trade Names, net	1,827.0	1,839.4
Other Intangible Assets, net	137.0	143.0
Other Assets	377.9	343.2

Total Assets	$16,483.0	$15,139.4

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities
Short-term borrowings	$560.9	$1.6
Current maturities of long-term debt	517.3	416.1
Accounts payable	1,387.0	998.6
Accrued expenses	1,345.1	1,325.9

Total Current Liabilities	3,810.3	2,742.2
Long-Term Debt	2,738.7	3,018.1
Post-Retirement Benefits	630.3	642.8
Deferred Taxes	1,047.0	901.1
Other Liabilities	1,155.0	765.5
Commitments and Contingencies (Note Q)	—	—
Stanley Black & Decker, Inc. Shareowners’ Equity
Common stock, par value $2.50 per share	440.7	440.7
Authorized 300,000,000 shares Issued 176,091,572 shares at October 1, 2011 and January 1, 2011
Additional paid in capital	4,569.3	4,885.7
Retained earnings	2,609.8	2,301.8
Accumulated other comprehensive loss	(181.6)	(116.3)
Employee share ownership plan	(70.0)	(74.5)

	7,368.2	7,437.4
Less: cost of common stock in treasury	(330.2)	(420.4)

Stanley Black & Decker, Inc. Shareowners’ Equity	7,038.0	7,017.0
Non-controlling interests	63.7	52.7

Total Shareowners’ Equity	7,101.7	7,069.7

Total Liabilities and Shareowners’ Equity	$16,483.0	$15,139.4

See notes to condensed consolidated financial statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE AND NINE MONTHS ENDED OCTOBER 1, 2011 AND OCTOBER 2, 2010

(Unaudited, Millions of Dollars)

	Third Quarter		Year-to-Date
OPERATING ACTIVITIES	2011	2010	2011	2010
Net earnings	$155.3	$123.1	$511.0	$60.9
Less: Net earnings (loss) attributable to non-controlling interests	0.7	(0.1)	0.4	0.5

Net earnings attributable to Stanley Black & Decker, Inc	154.6	123.2	510.6	60.4
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	100.3	86.4	298.0	238.8
Purchase accounting-related fair value amortization	(4.5)	1.5	(26.2)	146.3
Stock-based compensation	15.9	13.4	48.6	63.4
Asset impairments	0.6	14.6	0.6	22.4
Settlement of income tax contingencies	—	—	(69.2)	—
Supplemental benefit plan payments	(48.5)	—	(48.5)	—
Employee-related payments	(1.5)	(0.1)	(66.9)	(20.4)
Changes in working capital	(45.0)	(72.8)	(120.7)	(183.2)
Changes in other assets and liabilities	(14.9)	32.9	(71.6)	59.7

Cash provided by operating activities	157.0	199.1	454.7	387.4
INVESTING ACTIVITIES
Capital expenditures and capitalized software	(58.4)	(45.9)	(196.4)	(103.1)
Business acquisitions and asset disposals	(1,010.6)	(460.6)	(1,149.2)	(478.7)
Cash acquired from Black & Decker	—	—	—	949.4
Sales (purchases) of short-term investments	24.7	—	(17.8)	—
Terminations of interest rate swaps	(3.1)	—	(3.1)	30.0
Settlements of net investment hedges	(5.3)	28.2	(34.5)	27.9

Cash (used in) provided by investing activities	(1,052.7)	(478.3)	(1,401.0)	425.5
FINANCING ACTIVITIES
Payments on long-term debt	(1.8)	(0.9)	(403.2)	(202.5)
Proceeds from long-term debt	0.9	396.3	21.4	396.3
Net premium paid for equity option	—	—	(19.6)	—
Stock purchase contract fees	—	—	—	(7.7)
Net short-term (repayments) borrowings	(68.8)	(38.6)	556.0	40.2
Termination of interest rate swaps	—	(48.4)	—	(48.4)
Cash dividends on common stock	(69.1)	(56.3)	(206.6)	(145.2)
Proceeds from the issuance of common stock	17.0	14.3	102.4	375.2
Other	(0.9)	—	(8.6)	(2.2)

Cash (used in) provided by financing activities	(122.7)	266.4	41.8	405.7
Effect of exchange rate changes on cash and cash equivalents	(44.7)	50.3	11.0	16.6

Change in cash and cash equivalents	(1,063.1)	37.5	(893.5)	1,235.2

Cash and cash equivalents, beginning of period	1,915.0	1,598.4	1,745.4	400.7

CASH AND CASH EQUIVALENTS, END OF PERIOD	$851.9	$1,635.9	851.9	$1,635.9

See notes to condensed consolidated financial statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

PERIODS ENDED OCTOBER 1, 2011 AND OCTOBER 2, 2010

(Millions of Dollars, Except Per Share Amounts)

	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Employee Share Ownership Plan (“ESOP”)	Treasury Stock	Non-controlling Interests	Shareowners’ Equity
Balance January 1, 2011	$440.7	$4,885.7	$2,301.8	$(116.3)	$(74.5)	$(420.4)	$52.7	$7,069.7
Comprehensive income:
Net earnings			510.6				0.4	511.0
Currency translation adjustment and other				(31.6)				(31.6)
Investment hedge, net of tax				(6.3)				(6.3)
Cash flow hedge, net of tax				(22.7)				(22.7)
Change in pension, net of tax				(4.7)				(4.7)

Total comprehensive income (loss)			510.6	(65.3)			0.4	445.7
Non-controlling interests of acquired businesses							10.6	10.6
Cash dividends declared — $1.23 per share			(204.3)					(204.3)
Issuance of common stock		(11.6)				96.6		85.0
Forward obligation to purchase treasury shares		(350.0)						(350.0)
Equity purchase contracts - stock issuance		(0.4)						(0.4)
Equity option share settlement						(0.2)		(0.2)
Net premium paid and settlement of equity option		(19.4)						(19.4)
Repurchase of common stock (87,143 shares)						(6.2)		(6.2)
Stock-based compensation related		48.6						48.6
Tax benefit related to stock options exercised		16.4						16.4
ESOP and related tax benefit			1.7		4.5			6.2

Balance October 1, 2011	$440.7	$4,569.3	$2,609.8	$(181.6)	$(70.0)	$(330.2)	$63.7	$7,101.7

	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	ESOP	Treasury Stock	Non-controlling Interests	Shareowners’ Equity

Balance January 2, 2010	$230.9	$126.7	$2,295.5	$(76.5)	$(80.8)	$(509.7)	$25.4	$2,011.5
Comprehensive income:
Net earnings			60.4				0.5	60.9
Currency translation adjustment and other				(24.7)				(24.7)
Cash flow hedge, net of tax				(74.3)				(74.3)
Change in pension, net of tax				0.7				0.7

Total comprehensive income (loss)			60.4	(98.3)			0.5	(37.4)
Cash dividends declared — $1.00 per share			(137.5)					(137.5)
Equity purchase contracts - stock issuance	12.9	307.1						320.0
Issuance of common stock		(22.3)				68.1		45.8
Black & Decker consideration paid	196.9	4,458.9				0.4		4,656.2
Repurchase of common stock (36,973 shares)						(2.2)		(2.2)
Non-controlling interest buyout		0.7					(0.7)	—
Non-controlling interests of acquired businesses							3.2	3.2
Equity option		1.7				(1.7)		—
Stock-based compensation related		63.4						63.4
Tax benefit related to stock options exercised		8.4						8.4
ESOP and related tax benefit			1.5		4.7			6.2

Balance October 2, 2010	$440.7	$4,944.6	$2,219.9	$(174.8)	$(76.1)	$(445.1)	$28.4	$6,937.6

See notes to condensed consolidated financial statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 1, 2011

A.        Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. Operating results for the three and nine months ended October 1, 2011, are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Stanley Black & Decker, Inc.’s (the “Company”) Form 10-K for the year ended January 1, 2011.

On March 12, 2010 (“merger date”) a wholly owned subsidiary of The Stanley Works (“Stanley”) was merged with and into The Black & Decker Corporation (“Black & Decker”), with the result that Black & Decker became a wholly owned subsidiary of Stanley (the “Merger”). In connection with the Merger, Stanley changed its name to Stanley Black & Decker, Inc. The results of the operations and cash flows of Black & Decker have been included in the Company’s condensed consolidated financial statements from the time of the consummation of the Merger (See Note F, Merger and Acquisitions).

Other comprehensive income (loss) for the nine month periods ended October 1, 2011 and October 2, 2010 is presented in the Consolidated Statements of Changes in Shareowners’ Equity. Other comprehensive (loss) income for the three month periods ended October 1, 2011 and October 2, 2010 was ($104.7) million and $332.7 million, respectively.

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

B.        New Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, “Fair Value Measurements,” which amends the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to non-financial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance will be effective beginning January 1, 2012 and other than requiring additional disclosures, the Company does not anticipate a material impact on its consolidated financial statements upon adoption.

In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment (revised standard).” The revised standard is intended to reduce the costs and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will consider this new guidance as it conducts its annual goodwill impairment testing in 2012.

C.        Earnings Per Share

The following table reconciles the weighted-average shares outstanding used to calculate basic and diluted earnings per share for the three and nine months ended October 1, 2011 and October 2, 2010:

	Third Quarter		Year-to-Date
	2011	2010	2011	2010
Numerator (in millions):
Net Earnings Attributable to Stanley Black & Decker, Inc.	$154.6	$123.2	$510.6	$60.4
Less: Earnings Attributable to participating Restricted stock units (“RSU’s”)	0.3	0.3	1.1	0.1

Net Earnings— basic	$154.3	$122.9	$509.5	$60.3

Net Earnings — dilutive	$154.6	$123.2	$510.6	$60.4

Denominator (in thousands):
Basic earnings per share — weighted-average shares	164,962	165,793	166,524	141,071
Dilutive effect of stock options and awards	3,934	3,096	4,452	2,695

Diluted earnings per share — weighted-average shares	168,896	168,889	170,976	143,766

Earnings per share of common stock:
Basic	$0.94	$0.74	$3.06	$0.43

Diluted	$0.92	$0.73	$2.99	$0.42

In connection with the Merger, the Company issued 78.5 million shares, 5.8 million options and 0.4 million restricted stock awards and restricted stock units to former Black & Decker shareowners and employees. These outstanding shares and equity awards were included in the calculation of weighted-average shares outstanding from the merger date.

The following weighted-average stock options, restricted shares and awards, other equity awards, and warrants were outstanding during the three and nine months ended October 1, 2011 and October 2, 2010, respectively, but were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	Third Quarter		Year-to-Date
	2011	2010	2011	2010
Number of stock options	3,303	3,670	2,135	2,712
Number of stock warrants	4,939	4,939	4,939	4,939
Number of shares related to the May 2010 equity purchase contracts	—	—	—	3,325

The Company has warrants outstanding which entitle the holder to purchase up to 4,938,624 shares of its common stock with a strike price of approximately $86.10. These warrants are anti-dilutive since the strike price is greater than the market price of the Company’s common stock.

As of October 1, 2011, the November 2010 issued Convertible Preferred Units and March 2007 issued Convertible Notes both had an insignificant impact on diluted shares outstanding. As of October 2, 2010, there were no shares related to the Convertible Notes included in the calculation of diluted earnings per share because the effect of these conversion options was not dilutive. The Convertible Notes and Convertible Preferred Units are more fully discussed in Note H, Long-Term Debt and Financing Arrangements of the Company’s Form 10-K for the year ended January 1, 2011.

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

D.        Accounts and Financing Receivable

Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries. Adequate reserves have been established to cover anticipated credit losses. Long-term trade financing receivables of $135.0 million and $114.9 million at October 1, 2011 and January 1, 2011, respectively, are reported within Other Assets in the Consolidated Balance Sheets. Financing receivables and long-term financing receivables are predominately related to certain security equipment leases with commercial businesses. Generally, the Company retains legal title to any equipment leases and bears the right to repossess such equipment in an event of default. All financing receivables are interest bearing and the Company has not classified any financing receivables as held-for-sale. Interest income earned from financing receivables that are not delinquent is recorded on the effective interest method. The Company considers any financing receivable that has not been collected within 90 days of original billing date as past-due or delinquent. Additionally, the Company considers the credit quality of all past-due or delinquent financing receivables as nonperforming.

The Company has an accounts receivable sale program scheduled to expire on December 12, 2011. According to the terms of that program the Company is required to sell certain of its trade accounts receivables at fair value to a wholly owned, consolidated, bankruptcy-remote special purpose subsidiary (“BRS”). The BRS, in turn, must sell such receivables to a third-party financial institution (“Purchaser”) for cash and a deferred purchase price receivable. The Purchaser’s maximum cash investment in the receivables at any time is $100.0 million. The purpose of the program is to provide liquidity to the Company. The Company accounts for these transfers as sales under ASC 860 “Transfers and Servicing”. Receivables are derecognized from the Company’s Consolidated Balance Sheets when the BRS sells those receivables to the Purchaser. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred purchase price receivable. At October 1, 2011, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.

As of October 1, 2011 and January 1, 2011, $90.0 million and $31.5 million, respectively, of net receivables were derecognized. Gross receivables sold amounted to $494.2 million ($423.7 million, net) and $759.3 million ($665.4 million, net) for the three and nine months ended October 1, 2011, respectively. These sales resulted in a pre-tax loss of $0.9 million and $1.5 million for the three and nine months ended October 1, 2011, respectively. Proceeds from transfers of receivables to the Purchaser totaled $323.1 million and $573.9 million for the three and nine months ended October 1, 2011, respectively. Collections of previously sold receivables, including deferred purchase price receivables, and all fees, which are settled one month in arrears, resulted in payments to the Purchaser of $271.2 million and $516.0 million for the three and nine months ended October 1, 2011, respectively. Servicing fees amounted to less than $0.1 million for both the three and nine months ended October 1, 2011, respectively.

Gross receivables sold totaled $141.5 million ($125.4 million, net) and $417.8 million ($371.4 million, net) for the three and nine months ended October 2, 2010, respectively. These sales resulted in a pre-tax loss of $0.4 million and $1.1 million for the three and nine months ended October 2, 2010, respectively. Proceeds from transfers of receivables to the Purchaser totaled $64.9 million and $363.6 million for the three and nine months ended October 2, 2010, respectively. Collections of previously sold receivables, including deferred purchase price receivables, and all fees, which are settled one month in arrears, resulted in payments to the Purchaser of $67.8 million and $368.1 million for the three and nine months ended October 2, 2010, respectively. Servicing fees amounted to less than $0.1 million and $0.2 million for the three and nine months ended October 2, 2010, respectively.

The Company’s risk of loss following the sale of the receivables is limited to the deferred purchase price receivable, which was $90.6 million at October 1, 2011 and $13.8 million at January 1, 2011. The deferred purchase price receivable will be repaid in cash as receivables are collected, generally within 30 days, and as such the carrying value of the receivable recorded approximates fair value. Delinquencies and credit losses on receivables sold were less than $0.1 million and $0.2 million for the three and nine months ended October 1, 2011, respectively, and less than $0.1 million and $0.2 million for the three and nine months ended October 2, 2010, respectively. Cash inflows related to the deferred purchase price receivable totaled $76.0 million and $141.3 million for the three and nine months ended October 1, 2011, respectively, and $44.9 million and $130.6 million for the three and nine months ended October 2, 2010, respectively. All cash flows under the program are reported as a component of changes in accounts receivable within operating activities in the Condensed Consolidated Statements of Cash Flows since all the cash from the Purchaser is either: 1) received upon the initial sale of the receivable; or 2) from the ultimate collection of the underlying receivables and the underlying receivables are not subject to significant risks, other than credit risk, given their short-term nature.

E.        Inventories

The components of inventories, net at October 1, 2011 and January 1, 2011 are as follows (in millions):

	2011	2010
Finished products	$1,150.8	$915.1
Work in process	158.7	117.5
Raw materials	295.1	239.4

Total inventories	$1,604.6	$1,272.0

In connection with the Merger, the Company acquired inventory with a fair value of $1.068 billion which included a non-cash inventory step-up of $170.5 million. For the three months ended October 2, 2010, $10.0 million of this inventory step-up was amortized while the entire amount was amortized on a year-to-date basis in 2010. This amortization was included in cost of sales in the Consolidated Statement of Operations as the acquired inventory was sold.

F.        Merger and Acquisitions

NISCAYAH

On September 9, 2011 the Company established a controlling ownership interest of 95% in Niscayah. This was accomplished as part of an existing tender offer to purchase all Niscayah outstanding shares at a price of 18 SEK per share, whereby the Company increased its ownership interest from 5.8% of the outstanding shares of Niscayah at July 2, 2011 to 95% of the outstanding shares at September 9, 2011. Over the remaining three weeks of the third quarter, the Company purchased additional outstanding shares of Niscayah, bringing the Company’s total ownership interest in Niscayah to 99%. The remaining outstanding shares will be purchased over the next six months for approximately $10.6 million at a price of 18 SEK per share plus interest at 2% per annum over the Stockholm Interbank Offered Rate (“STIBOR”). The total purchase price paid for Niscayah as of October 1, 2011 is $962.9 million, net of cash acquired. The Company’s pre-acquisition equity interest in Niscayah was remeasured as of the acquisition date to a share price of 18 SEK per share. The resulting mark to market adjustment was not significant.

Niscayah is one of the largest access control and surveillance solutions providers in Europe. Niscayah’s integrated security solutions include video surveillance, access control, intrusion alarms and fire alarm systems, and its offerings include design and installation services, maintenance and repair, and monitoring systems. The acquisition expands and complements the Company’s existing security product offerings and further diversifies the Company’s operations and international presence.

The Niscayah acquisition has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The following table summarizes the estimated fair values of major assets acquired and liabilities assumed.

(Millions of Dollars)
Cash and cash equivalents	$21.1
Accounts and notes receivable, net	231.0
Inventories, net	72.3
Prepaid expenses and other current assets	45.8
Property, plant and equipment	46.3
Trade names	10.0
Customer relationships	400.0
Other assets	48.5
Accounts payable	(55.8)
Short-term borrowings	(204.5)
Deferred tax liabilities	(149.9)
Other liabilities	(221.5)
Non-controlling interest	(10.6)

Total identifiable net assets	$232.7
Goodwill	751.3

Total consideration transferred	$984.0

The weighted average useful life assigned to the trade names was 5 years and to customer relationships was 12 years.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected cost synergies of the combined business, assembled workforce, and the going concern nature of Niscayah.

The purchase price allocation for Niscayah is preliminary in all respects. During the measurement period the Company expects to record adjustments relating to the finalization of intangible valuations, for various opening balance sheet contingencies and for various income tax matters, amongst others. The Company will complete its purchase price allocation as soon as possible within the measurement period.

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company’s judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results from operations. The Company will finalize the Niscayah purchase accounting for the various open items as soon as reasonably possible during the measurement period. The finalization of the Company’s purchase accounting assessment will result in changes in the valuation of assets and liabilities acquired which we do not expect to be material.

OTHER 2011 ACQUISITIONS

In the first nine months of 2011 the Company completed nine additional acquisitions for a total purchase price of $214.8 million, net of cash acquired. The largest of these acquisitions were Infologix, Inc. (“Infologix”) and Microtec Enterprises, Inc. (“Microtec”, which operates under the business name “AlarmCap”), which were purchased for $60.0 million and $58.8 million, respectively. Infologix is a leading provider of enterprise mobility solutions for the healthcare and commercial industries and will add an established provider of mobile workstations and asset tracking solutions. AlarmCap is a full service monitoring provider which significantly increases the Company’s Canadian footprint. Both acquisitions are part of the Company’s Security Segment. The Company also completed seven small acquisitions in the CDIY, Industrial and Security segments for a combined purchase price of $96.0 million. The purchase accounting for these 2011 acquisitions is preliminary, principally with respect to finalization of intangible asset valuation, amongst others.

2010 ACQUISITIONS

During 2010 the Company completed ten acquisitions for a total purchase price of $547.3 million, of which approximately $451.6 million related to CRC-Evans Pipeline International (“CRC-Evans”). The total purchase price for the acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The purchase price allocations for the majority of the acquisitions are substantially complete, pending the completion of a few minor items. There were no significant changes to the purchase price allocations made during the first nine months of 2011.

MERGER

As discussed in Note A, Basis of Presentation, the Merger occurred on March 12, 2010 and the total fair value of consideration transferred as part of the Merger was $4,656.5 million. Refer to Note E, Merger and Acquisitions, of the Company’s 2010 Annual Report on Form 10-K for the fiscal year ended January 1, 2011 for further discussion regarding the Merger.

The transaction has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed be recognized at their fair values as of the merger date. The purchase price allocation for Black & Decker was completed during the first quarter of 2011. The measurement period adjustments recorded in the first quarter of 2011 did not have a significant impact on the Company’s Consolidated Statements of Operations, Balance Sheet, or Condensed Statements of Cash Flows. The following table summarizes the fair values of major assets acquired and liabilities assumed as part of the Merger:

(Millions of Dollars)
Cash	$949.4
Accounts and notes receivable, net	907.2
Inventories, net	1,066.3
Prepaid expenses and other current assets	257.7
Property, plant and equipment	545.2
Trade names	1,505.5
Customer relationships	383.7
Licenses, technology and patents	112.3
Other assets	243.4
Short-term borrowings	(175.0)
Accounts payable	(479.1)
Accrued expenses and other current liabilities	(849.9)

(Millions of Dollars)
Long-term debt	(1,657.1)
Post-retirement benefits	(775.8)
Deferred taxes	(808.5)
Other liabilities	(517.8)

Total identifiable net assets	$707.5
Goodwill	3,949.0

Total consideration transferred	$4,656.5

ACTUAL AND PRO-FORMA IMPACT OF THE MERGER AND ACQUISITIONS

The following table presents information for Niscayah and other 2011 acquisitions that are included in the Company’s Consolidated Statement of Operations:

	Third Quarter	Year-to-Date
(Millions of Dollars)	2011	2011
Net sales	$ 71.3	$ 92.5
Net loss	(23.8) (A)	(30.4) (A)

(A) – Net loss includes deal costs and other acquisition-related charges.

The following table presents supplemental pro-forma information as if the Merger, acquisition of Niscayah and other acquisitions had occurred on January 3, 2010. This pro-forma information includes merger and acquisition-related charges for the period. The pro-forma consolidated results are not necessarily indicative of what the Company’s consolidated net earnings would have been had the Company completed the Merger and acquisitions on January 3, 2010. In addition, the pro-forma consolidated results do not reflect the expected realization of any cost savings associated with the Merger and acquisitions.

	Third Quarter		Year-to-Date
(Millions of Dollars, except per share amounts)	2011	2010	2011	2010
Net sales	$2,808.2	$2,607.9	$8,306.5	$7,857.7
Net earnings	155.4	124.9	515.9	51.5
Diluted earnings per share	0.92	0.74	3.02	0.30

2011 Pro-Forma Results

The 2011 pro-forma results were calculated by combining the results of Stanley Black & Decker with Niscayah’s stand-alone results from January 2, 2011 through September 8, 2011. The pre-acquisition results of the other 2011 acquisitions were also combined for their respective pre-acquisition periods. The following adjustments were made to account for certain costs which would have been incurred during this pre-acquisition period.

•

Elimination of the historical pre-acquisition intangible asset amortization expense and the addition of intangible asset amortization expense related to intangibles valued as part of acquisitions that would have been incurred from January 2, 2011 to the acquisition dates.

•

Because the 2011 acquisitions were assumed to occur on January 3, 2010, there were no deal costs, inventory step up amortization or deferred revenue fair value amortization factored into the 2011 pro-forma year, as such expenses would have occurred in the first year following the acquisition.

•	Because the 2011 acquisitions were funded with existing cash resources and debt acquired was repaid, no additional interest expense was factored into the 2011 pro-forma year.

2010 Pro-Forma Results

The 2010 pro-forma results were calculated by combining the results of Stanley Black & Decker with Black & Decker’s stand-alone results from January 3, 2010 through March 12, 2010 and Niscayah’s stand-alone results from January 3, 2010 through October 2, 2010. The pre-acquisition results of the other acquisitions were also combined for their respective pre-acquisition periods. The following adjustments were made to account for certain costs which would have been incurred during this pre-Merger period and pre-acquisition period.

•

Elimination of the historical pre-Merger and pre-acquisition intangible asset amortization expense and the addition of intangible asset amortization expense related to intangibles valued as part of the Merger and acquisitions that would have been incurred from January 3, 2010 to the merger and/or acquisition dates.

•	Additional expense for the inventory step-up which would have been amortized as the corresponding inventory was sold.

•	Additional expense pertaining to Merger-related compensation for key executives which would have been incurred from January 3, 2010 to March 12, 2010.

•	Reduced revenue for fair value adjustments made to deferred revenue for Niscayah.

•	Reduced interest expense for the Black & Decker debt fair value adjustment which would have been amortized from January 3, 2010 to March 12, 2010.

•	Additional depreciation related to property, plant and equipment fair value adjustments that would have been expensed prior to the Merger date.

•	The modifications above were adjusted for the applicable tax impact.

G.        Goodwill

Changes in the carrying amount of goodwill by segment are as follows (in millions):

	CDIY	Industrial	Security	Total
Balance as of January 1, 2011	$ 2,924.0	$ 1,234.6	$ 1,783.3	$ 5,941.9
Addition from Niscayah	—	—	751.3	751.3
Addition from Merger	77.0	24.4	18.6	120.0
Addition from other acquisitions	90.4	44.6	123.2	258.2
Foreign currency translation and other	(57.6)	11.7	(46.7)	(92.6)
Balance as of October 1, 2011	$ 3,033.8	$ 1,315.3	$ 2,629.7	$ 6,978.8

H.        Long-Term Debt and Financing Arrangements

At October 1, 2011 and January 1, 2011, long-term debt and financing arrangements are as follows (in millions):

	Interest Rate	2011	2010
Notes payable due 2011	7.13%	$-	$409.2
Notes payable due 2012	4.90%	205.5	208.4
Convertible notes payable due in 2012	3 month LIBOR less 3.50%	313.3	305.1
Notes payable due 2013	6.15%	260.9	260.8
Notes payable due 2014	4.75%	314.7	307.9
Notes payable due 2014	8.95%	392.9	405.3
Notes payable due 2016	5.75%	331.6	316.0
Notes payable due 2028	7.05%	167.8	168.5
Notes payable due in 2018 (junior subordinated)	4.25%	632.5	632.5
Notes payable due 2040	5.20%	399.7	399.7
Revolving credit facility	Various	198.0	-
Other, payable in varying amounts through 2021	0.00% – 6.62%	39.1	20.8

Total long-term debt, including current maturities		$3,256.0	$3,434.2
Less: Current maturities of long-term debt		(517.3)	(416.1)

Long-term debt		$2,738.7	$3,018.1

In October 2011, the Company repaid $198.0 million of outstanding borrowings on the Niscayah historical revolving credit facility.

In August 2011, the Company increased its commercial paper program from $1.5 billion to $2.0 billion.

In July 2011, in connection with the Niscayah acquisition, the Company entered into a $1.25 billion 364 day credit facility (“Facility”). Borrowings under the Facility may include U.S. Dollars or Euros up to the commitment and bear interest at a floating rate dependent upon the denomination of the borrowing. The Facility decreased to $1.0 billion in September 2011, and will further reduce to $750 million in December 2011 where it will remain until it expires in July 2012, or upon an earlier termination date at the election of the Company. This credit facility is designated to be a liquidity back-stop for the Company’s $2.0 billion commercial paper program.

In May 2011, the Company repaid its $400 million notes payable due 2011 with proceeds from additional borrowings of commercial paper. At October 1, 2011 the Company has $547.2 million outstanding against the Company’s $2.0 billion commercial paper program, which is included in Short-term borrowings in the Consolidated Balance Sheet.

On March 11, 2011, the Company entered into a new four year $1.2 billion committed credit facility (the “Credit Agreement”). In connection with entering into the Credit Agreement the Company terminated the existing $800.0 million Amended and Restated Credit Agreement. Additionally, the $700.0 million 364-Day Credit Agreement dated as of March 12, 2010 expired in accordance with its terms on March 11, 2011. Borrowings under the Credit Agreement may include U.S. Dollars up to the $1.2 billion commitment or in Euro or Pounds Sterling subject to a foreign currency sublimit of $400.0 million and bear interest at a floating rate dependent upon the denomination of the borrowing. Repayments must be made on March 11, 2015 or upon an earlier termination date of the Credit Agreement, at the election of the Company. The Company has not drawn on the commitments provided by the Credit Agreement. This credit facility is designated to be a liquidity back-stop for the Company’s $2.0 billion commercial paper program.

In January 2009, the Company entered into fixed-to-floating interest rate swaps on its $200.0 million notes payable due in 2012 and $250.0 million notes payable due in 2013. The Company previously had fixed-to-floating rate swaps on these notes that were terminated in 2008. The $5.5 million adjustment to the carrying value of the $200.0 million 2012 notes at October 1, 2011 pertains to the unamortized gain on the terminated swap as well as the fair value adjustment of the new swap. At October 1, 2011, the carrying value of the $250.0 million notes payable due 2013 includes $11.1 million pertaining to the unamortized gain on the terminated swap as well as the fair value adjustment of the new swap offset by $0.2 million unamortized discount on the notes.

In December 2010, the Company entered into a fixed-to-floating interest rate swap on its $300.0 million notes payable due in 2014. At October 1, 2011 the carrying value of the debt includes increases of $9.6 million associated with the fair value adjustment made in purchase accounting and $5.1 million pertaining to the fair value adjustment of the swap.

In December 2010, the Company entered into a fixed-to-floating interest rate swap on its $300.0 million notes payable due in 2016. At October 1, 2011 the carrying value of the debt includes increases of $21.1 million associated with the fair value adjustment made in purchase accounting and $10.5 million pertaining to the fair value adjustment of the swap.

Unamortized gains and fair value adjustments associated with interest rate swaps are more fully discussed in Note I, Derivative Financial Instruments.

The Company is obligated to repay the principal amount of the $320.0 million of Convertible Notes due May 17, 2012 in cash at maturity. The Company may elect to settle the conversion option value, if any, at maturity in cash or shares. As of October 1, 2011, the conversion rate on the Convertibles Notes due 2012 was 15.6165 (equivalent to a conversion price set at $64.04 per common share). Additionally, the Company has a Bond Hedge and Stock Warrants associated with the $320.0 million of Convertible Notes. Because the Bond Hedge is anti-dilutive, it will not be included in any diluted shares outstanding computation prior to its maturity. However, at maturity of the Convertible Notes and the Bond Hedge in May 2012, the aggregate effect of these instruments is that there will be no net increase in the Company’s common shares. The 4.9 million of outstanding Stock Warrants that were issued contemporaneously with the $320.0 million of Convertible Notes have a strike price of $86.10 (as adjusted for standard anti-dilution provisions), and are exercisable during the period August 17, 2012 through September 28, 2012. The Stock Warrants will be net share settled and are deemed to automatically be exercised at their expiration date if they are “in the money” and were not previously exercised. With respect to the impact on the Company, the Convertible Notes, Bond Hedge and Stock Warrants, when taken together, result in the economic equivalent of having the conversion price on the Convertible Notes at $86.10 (represented by the Stock Warrant strike price as of October 1, 2011). Refer to Note H, Long-Term Debt and Financing Arrangements of the Company’s 2010 Annual Report on Form 10K for the fiscal year ended January 1, 2011 for further discussion.

I.        Derivative Financial Instruments

The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates, stock prices and commodity prices. As part of the Company’s risk management program, a variety of financial instruments such as interest rate swaps, currency swaps, purchased currency options, and foreign exchange contracts, are used to mitigate these exposures.

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

A summary of the fair value of the Company’s derivatives recorded in the Consolidated Balance Sheets at October 1, 2011 and January 1, 2011 is as follows (in millions):

	Balance Sheet Classification	2011	2010	Balance Sheet Classification	2011	2010
Derivatives designated as hedging instruments:
Interest Rate Contracts Cash Flow	LT other assets	$—	$—	LT other liabilities	$79.3	$17.3
Interest Rate Contracts Fair Value	Other current assets	28.4	5.5	Accrued expenses	7.8	—
	LT other assets	25.4	10.7	LT other liabilities	—	11.9
Foreign Exchange Contracts Cash Flow	Other current assets	5.2	0.7	Accrued expenses	0.2	5.6
	LT other assets	1.6	—	LT other liabilities	0.3	—
Net Investment Hedge	Other current assets	17.1	11.7	Accrued expenses	0.8	17.7

		$77.7	$28.6		$88.4	$52.5

Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$60.5	$26.4	Accrued expenses	$53.9	$59.1
	LT other assets	34.1	—	LT other liabilities	21.3	4.1

		$94.6	$26.4		$75.2	$63.2

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

During the nine months ended October 1, 2011, significant cash flows related to derivatives including those that are separately discussed in Cash Flow Hedges, Net Investment Hedges and Undesignated Hedges below resulted in net cash paid of $93.0 million.

During the nine months ended October 2, 2010, significant cash flows related to derivatives included net cash paid of $47.2 million on matured foreign exchange contracts and currency swaps. The Company also received $30.0 million from the termination of $325 million notional of fixed-to-variable interest rate swaps that became undesignated at the merger date and as a result the cash inflow was reported within investing activities in the condensed consolidated statement of cash flows.

CASH FLOW HEDGES There was a $72.9 million after-tax loss and a $50.2 million after-tax loss reported for cash flow hedge effectiveness in Accumulated other comprehensive loss as of October 1, 2011 and January 1, 2011, respectively. An after-tax loss of $0.9 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next twelve months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies and interest rates through the maturity dates.

The tables below detail pre-tax amounts reclassified from Accumulated other comprehensive loss into earnings for active derivative financial instruments during the periods in which the underlying hedged transactions affected earnings for the nine months ended October 1, 2011 and October 2, 2010 (in millions):

Year-to-date 2011	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Interest Rate Contracts	$ (62.0)	Interest expense	$ —	$—
Foreign Exchange Contracts	(2.2)	Cost of sales	(20.5)	—

Year-to-date 2010	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Interest Rate Contracts	$(56.4)	Interest expense	$(1.6)	$—
Foreign Exchange Contracts	(11.0)	Cost of sales	1.0	$—
Foreign Exchange Contracts	6.5	Other, net	7.9	$—

*	Includes ineffective portion and amount excluded from effectiveness testing.

For the third quarter and first nine months of 2011, the hedged items’ impact to the Consolidated Statements of Operations was a gain of $10.2 million and $20.5 million, respectively, in Cost of sales. For the third quarter and first nine months of 2010, the hedged items’ impact to the Consolidated Statements of Operations was a gain of $14.8 million and a loss of $7.9 million, respectively, in Other, net and losses of $0.7 and $1.0, respectively, in Cost of sales. There was no impact related to the interest rate contracts’ hedged items for any period presented. The impact of de-designated hedges was immaterial for all periods presented.

For the third quarter and first nine months of 2011, an after-tax loss of $6.6 million and $14.9 million, respectively, was reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative financial instruments) during the periods in which the underlying hedged transactions affected earnings. For the third quarter and first nine months of 2010, an after-tax loss of $8.0 million and a gain of $4.6 million, respectively, was reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative financial instruments) during the periods in which the underlying hedged transactions affected earnings.

Interest Rate Contracts

The Company enters into interest rate swap agreements in order to obtain the lowest cost source of funds within a targeted range of variable to fixed-rate debt proportions. At October 1, 2011 and January 1, 2011, the Company had $400 million of forward starting swaps outstanding fixing the interest rate on the expected refinancing of debt in 2012.

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

Foreign Currency Contracts

Forward contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from subsidiaries with non-U.S. dollar functional currencies which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases of inventory. Gains and losses reclassified from Accumulated other comprehensive loss for the effective and ineffective portions of the hedge as well as any amounts excluded from effectiveness testing are recorded in Cost of sales. Gains and losses incurred after a hedge has been de-designated are not recorded in Accumulated other comprehensive loss, but are recorded directly to the Consolidated Statements of Operations in Other, net. At October 1, 2011, the notional value of the forward currency contracts outstanding was $194.0 million, of which $16.2 million had been de-designated, maturing at various dates through 2013. At January 1, 2011, the notional value of the forward currency contracts outstanding was $82.5 million, of which $13.8 million had been de-designated, maturing at various dates through 2011.

Purchased Option Contracts: The Company and its subsidiaries have entered into various inter-company transactions whereby the notional values are denominated in currencies other than the functional currencies of the party executing the trade. In order to better match the cash flows of its inter-company obligations with cash flows from operations, the Company enters into purchased option contracts. Gains and losses reclassified from Accumulated other comprehensive loss for the effective and ineffective portions of the hedge as well as any amounts excluded from effectiveness testing are recorded in Cost of sales. Gains and losses incurred after a hedge has been de-designated are not recorded in Accumulated other comprehensive loss, but are recorded directly to the

Consolidated Statements of Operations in Other, net. At January 1, 2011, the notional value of option contracts outstanding was $54.7 million, $8.8 million of which had been de-designated. At October 1, 2011, there were no option contracts outstanding.

FAIR VALUE HEDGES

Interest Rate Risk: In an effort to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, the Company enters into interest rate swaps. In December 2010, the Company entered into interest rate swaps with notional values which equaled the Company’s $300 million 4.75% notes due in 2014 and $300 million 5.75% notes due in 2016. In January 2009, the Company entered into interest rate swaps with notional values which equaled the Company’s $200 million 4.9% notes due in 2012 and $250 million 6.15% notes due in 2013. These interest rate swaps effectively converted the Company’s fixed rate debt to floating rate debt based on LIBOR, thereby hedging the fluctuation in fair value resulting from changes in interest rates. The changes in fair value of the interest rate swaps were recognized in earnings as well as the offsetting changes in fair value of the underlying notes. The notional value of open contracts was $1.050 billion as of October 1, 2011 and January 1, 2011. A summary of the fair value adjustments relating to these swaps for the third quarter and first nine months of 2011 and 2010 is as follows (in millions):

	Third Quarter 2011		Year-to-Date 2011
Income Statement Classification	Gain/(Loss) on Swaps	Gain /(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain /(Loss) on Borrowings
Interest Expense	$ 17.0	$(17.0)	$ 28.0	$ (28.0)

	Third Quarter 2010		Year-to-Date 2010
Income Statement Classification	Gain/(Loss) on Swaps	Gain /(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain /(Loss) on Borrowings
Interest Expense	$ 5.8	$ (5.8)	$ 12.1	$ (12.1)

In addition to the amounts in the table above, the net swap accruals for each period and amortization of the gains on terminated swaps are also reported as a reduction of interest expense and totaled $4.9 million and $14.3 million for the third quarter and first nine months of 2011, respectively, and $2.9 million and $8.8 million for the third quarter and first nine months of 2010, respectively. Interest expense on the underlying debt was $14.0 million and $41.6 million for the third quarter and first nine months of 2011, respectively, and $6.3 million and $18.9 million for the third quarter and first nine months of 2010, respectively.

NET INVESTMENT HEDGES

Foreign Exchange Contracts: The Company utilizes net investment hedges to offset the translation adjustment arising from remeasurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive loss were losses of $38.9 million and $32.7 million at October 1, 2011 and January 1, 2011, respectively. As of October 1, 2011, the Company had foreign exchange contracts that mature at various dates through July 2012 with notional values of $853.3 million outstanding hedging a portion of its pound sterling denominated net investment. As of January 1, 2011, the Company had foreign exchange contracts with notional values totaling $223.1 million outstanding hedging a portion of its euro denominated net investment and foreign exchange contracts with notional values of $800.9 million outstanding hedging a portion of its pound sterling denominated net investment. In the first nine months of 2011, maturing foreign exchange contracts resulted in cash payments of $34.5 million. In the first nine months of 2010, maturing foreign exchange contracts resulted in net cash receipts of $27.9 million. Gains and losses on net investment hedges remain in Accumulated other comprehensive loss until disposal of the underlying assets. The details of the pre-tax amounts are below (in millions):

	Third Quarter 2011			Year-to-Date 2011
Income Statement Classification	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement
Other, net	$ 23.6	$—	$—	$(12.4)	$—	$—

	Third Quarter 2010			Year-to-Date 2010
Income Statement Classification	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement
Other, net	$ (79.1)	$—	$—	$ (24.8)	$—	$—

*	Includes ineffective portion and amount excluded from effectiveness testing.

UNDESIGNATED HEDGES

Foreign Exchange Contracts: Currency swaps and foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the contracts outstanding at October 1, 2011 was $3.720 billion of forward contracts and $102.0 million in currency swaps, maturing at various dates primarily through May 2013 with one currency swap maturing in December 2014. The total notional amount of the contracts outstanding at January 1, 2011 was $2.273 billion of forward contracts and $219.4 million in currency swaps. In the first nine months of 2011, a maturing currency swap resulted in a cash payment of $15.8 million. The income statement impacts related to derivatives not designated as hedging instruments for the third quarter and first nine months of 2011 and 2010 are as follows (in millions):

Derivatives Not Designated as Hedging Instruments under ASC 815	Income Statement Classification	Third Quarter 2011 Amount of Gain (Loss) Recorded in Income on Derivative	Year-to-Date 2011 Amount of Gain (Loss) Recorded in Income on Derivative
Foreign Exchange Contracts	Other, net	$45.9	$6.3

Derivatives Not Designated as Hedging Instruments under ASC 815	Income Statement Classification	Third Quarter 2010 Amount of Gain (Loss) Recorded in Income on Derivative	Year-to-Date 2010 Amount of Gain (Loss) Recorded in Income on Derivative
Foreign Exchange Contracts	Other, net	$ 50.9	$ 18.0
	Cost of Sales	(0.5)	2.2

J. Equity Arrangements

In the third quarter of 2011, the Company entered into a forward share purchase contract on its common stock. This contract obligates the Company to pay $350.0 million to the financial institution counterparty not later than August 2013, or earlier at the Company’s option, for the 5,581,400 shares purchased. The transaction enables an immediate reduction of shares outstanding at inception of the forward share purchase contract on a weighted average basis.

In May 2011, the Company purchased from a financial institution over the counter 3 month “in-the-money” capped call options, subject to adjustments for standard anti-dilution provisions, on 2,448,558 shares of its common stock for an aggregate premium of $19.6 million, or an average of $8.00 per option. The initial term of the capped call options was one month which was subsequently extended in an addendum to the agreement with the counterparty to a three month term. The purpose of the capped call options was to reduce share price volatility on potential future share repurchases by establishing the prices at which the Company could elect to repurchase 2,448,558 shares in the three month term. In accordance with ASC 815-40 the premium paid was recorded as a reduction to Shareowners’ equity. The contracts for this series of options generally provided that the options might, at the Company’s election, be cash settled, physically settled or net-share settled (the default settlement method). This series of options had various expiration dates within the month of August 2011. The applicable lower strike price was $70.16 and the applicable upper strike price was $80.35. The capped calls were terminated in July 2011. The Company elected to net share settle the transaction and received 3,052 shares valued at $0.2 million.

Convertible Preferred Units and Equity Option

As described more fully in Note H, Long-Term Debt and Financing Arrangements of the Company’s 2010 Annual Report on Form 10K for the fiscal year ended January 1, 2011, in November 2010 the Company issued Convertible Preferred Units comprised of $632,500,000 of Notes due November 17, 2018 and Purchase Contracts. There have been no changes to the terms of the Convertible Preferred Units. The Purchase Contracts obligate the holders to purchase, on the earlier of (i) November 17, 2015 (the Purchase Contract Settlement date) or (ii) the triggered early settlement date, 6,325,000 shares, for $100 per share, of the Company’s 4.75% Series B Cumulative Convertible Preferred Stock (the “Convertible Preferred Stock”), resulting in cash proceeds to the Company of up to $632.5 million.

Following the issuance of Convertible Preferred Stock upon settlement of a holder’s Purchase Contracts, a holder of Convertible Preferred Stock may, at its option, at any time and from time to time, convert some or all of its outstanding shares of Convertible Preferred Stock at a conversion rate of 1.3333 shares of the Company’s common stock per share of Convertible Preferred Stock (subject to customary anti-dilution provisions), which is equivalent to an initial conversion price of approximately $75.00 per share of common stock. Assuming conversion of the 6,325,000 shares of Convertible Preferred Stock at the 1.3333 initial conversion rate a total of 8.43 million shares of the Company’s common stock may be issued upon conversion. As of October 1, 2011, due to the customary anti-dilution provisions, the conversion rate on the Convertible Preferred Stock was 1.3373 (equivalent to a conversion price of approximately $74.78 per common share). In the event that holders elect to settle their Purchase Contracts prior to November 17, 2015, the Company will deliver a number of shares of Convertible Preferred Stock equal to 85% of the Purchase Contacts tendered, together with cash in lieu of fractional shares. Upon a conversion on or after November 15, 2015 the Company may elect to pay or deliver, as the case may be, solely shares of common stock, together with cash in lieu of fractional shares (“physical settlement”), solely cash (“cash settlement”), or a combination of cash and common stock (“combination settlement”). The Company may redeem some or all of the Convertible Preferred Stock on or after December 22, 2015 at a redemption price equal to 100% of the $100 liquidation preference per share plus accrued and unpaid dividends to the redemption date.

In November 2010, contemporaneously with the issuance of the Convertible Preferred Units described above, the Company paid $50.3 million, or an average of $5.97 per option, to enter into capped call transactions (equity options) on 8.43 million shares of common stock with certain major financial institutions. The purpose of the capped call transactions is to offset the common shares that may be deliverable upon conversion of shares of Convertible Preferred Stock. With respect to the impact on the Company, the capped call transactions and the Convertible Preferred Stock, when taken together, result in the economic equivalent of having the conversion price on the Convertible Preferred Stock at $97.65, the upper strike price of the capped call (as of October 1, 2011). Refer to Note H, Long-Term Debt and Financing Arrangements, and Note K Capital Stock under the caption Equity Option, of the Company’s 2010 Annual Report on Form 10K for the fiscal year ended January 1, 2011 for further discussion. . In accordance with ASC 815-40 the $50.3 million premium paid was recorded as a reduction to equity.

The capped call transactions cover, subject to customary anti-dilution adjustments, the number of shares of common stock equal to the number of shares of common stock underlying the maximum number of shares of Convertible Preferred Stock issuable upon settlement of the Purchase Contracts. Each of the capped call transactions has a term of approximately five years and initially has a lower strike price of $75.00, which corresponded to the initial conversion price of the Convertible Preferred Stock, and an upper strike price of $97.95, which was approximately 60% higher than the closing price of the common stock on November 1, 2010. The capped call transactions may be settled by net share settlement (the default settlement method) or, at the Company’s option and subject to certain conditions, cash settlement, physical settlement or modified physical settlement.

A summary of the capped call (equity options) issued is as follows:

			(Per Share)
Series	Original Number of Options	Net Premium Paid (In millions)	Adjusted Lower Strike Price	Adjusted Upper Strike Price
Series I	2,811,041	$16.8	$74.78	$97.65
Series II	2,811,041	$16.8	$74.78	$97.65
Series III	2,811,041	$16.7	$74.78	$97.65
	8,433,123	$ 50.3	$ 74.78	$ 97.65

K.        Net Periodic Benefit Cost — Defined Benefit Plans

Following are the components of net periodic benefit cost for the three and nine months ended October 1, 2011 and October 2, 2010 (in millions):

	Third Quarter
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2011	2010	2011	2010	2011	2010
Service cost	$1.6	$5.6	$3.3	$3.2	$—	$0.2
Interest cost	17.6	18.5	13.3	12.5	0.8	1.4
Expected return on plan assets	(17.5)	(15.6)	(12.7)	(11.2)	—	—
Amortization of prior service cost (credit)	0.3	0.4	0.1	0.1	(0.2)	—
Amortization of transition obligation	—	—	(0.1)	—	—	—
Amortization of net loss (gain)	0.6	0.5	0.8	1.1	—	(0.1)
Curtailment loss	—	—	—	0.5	—	—

Net periodic benefit cost	$2.6	$9.4	$4.7	$6.2	$0.6	$1.5

	Year-to-Date
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2011	2010	2011	2010	2011	2010
Service cost	$4.8	$12.9	$9.4	$7.5	$0.5	$0.8
Interest cost	52.6	43.3	39.9	30.2	2.7	3.4
Expected return on plan assets	(52.5)	(36.6)	(38.2)	(27.5)	—	—
Amortization of prior service cost (credit)	0.8	0.8	0.3	0.1	(0.9)	(0.1)
Amortization of transition obligation	—	—	—	—	—	—
Amortization of net loss (gain)	1.9	1.5	2.3	3.1	—	(0.1)
Curtailment loss	—	—	—	1.4	—	—

Net periodic benefit cost	$7.6	$21.9	$13.7	$14.8	$2.3	$4.0

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

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of the hierarchy levels (millions of dollars):

	Total Carrying Value	Level 1	Level 2
October 1, 2011:
Assets:
Money market fund	$75.1	$75.1	$—
Derivative assets	172.3	—	172.3
Liabilities:
Derivative liabilities	163.6	—	163.6

January 1, 2011:
Assets:
Money market fund	$716.7	$716.7	$—
Derivative assets	55.0	$—	55.0
Liabilities:
Derivative liabilities	115.7	$—	115.7

A summary of the Company’s financial instruments carrying and fair values at October 1, 2011 and January 1, 2011 follows. Refer to Note I, Derivative Financial Instruments for more details regarding derivative financial instruments, and Note H, Long-Term Debt and Financing Arrangements, for more information regarding carrying values of the Long-term debt shown below. The Company had no financial assets or liabilities measured using Level 3 inputs.

	October 1, 2011		January 1, 2011
(millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Derivative assets	$172.3	$172.3	$55.0	$55.0

Liabilities:
Long-term debt, including current portion	3,256.0	3,408.9	3,434.2	3,607.1
Derivative liabilities	163.6	163.6	115.7	115.7

The fair values of Long-term debt instruments are estimated using a discounted cash flow analysis, based on the Company’s marginal borrowing rates. The fair value of the Company’s variable rate short term borrowings approximate their carrying value at October 1, 2011. The fair values of foreign currency and interest rate swap agreements, comprising the derivative assets and liabilities in the table above, are based on current settlement values.

As discussed in Note D, Accounts and Financing Receivable, the Company has a deferred purchase price receivable related to sales of trade receivables. The deferred purchase price receivable will be repaid in cash as receivables are collected, generally within 30 days, and as such the carrying value of the receivable approximates fair value.

There were no assets measured at fair value on a non-recurring basis during the nine months ended October 1, 2011.

M.         Other Costs and Expenses

Other-net is primarily comprised of intangible asset amortization expense, currency gains or losses, environmental expense and merger and acquisition-related charges, primarily consisting of transaction costs. During the third quarter and nine months ended October 1, 2011, $33.7 million and $43.5 million, respectively, was recorded to Other, net for certain investment banking fees, other transaction-related costs and advisory consulting fees that related to certain acquisitions, primarily Niscayah for the third quarter of 2011. During the third quarter and nine months ended October 2, 2010, $8.0 million and $51.7 million, respectively, was recorded to Other, net resulting from the costs described above primarily related to the Merger.

N.         Restructuring Charges & Asset Impairments

At October 1, 2011, restructuring reserves totaled $93.2 million. A summary of the restructuring reserve activity from January 1, 2011 to October 1, 2011 is as follows (in millions):

	1/1/11	Acquisitions	Net Additions	Usage	Currency	10/1/11
2011 Actions
Severance and related costs	$ —	$ 5.7	$ 45.3	$ (6.2)	$ (0.9)	$ 43.9
Asset impairments	—	—	9.6	(9.6)	—	—
Facility closures	—	—	2.5	(2.5)	—	—
Other	—	—	1.2	(1.1)	—	0.1

Subtotal 2011 actions	—	5.7	58.6	(19.4)	(0.9)	44.0

Pre-2011 Actions
Severance and related costs	97.8	—	(3.9)	(48.3)	1.3	46.9
Facility closures	2.3	—	2.8	(3.6)	—	1.5
Other	1.1	—	1.2	(1.5)	—	0.8

Subtotal Pre-2011 actions	101.2	—	0.1	(53.4)	1.3	49.2

Total	$ 101.2	$ 5.7	$ 58.7	$ (72.8)	$ 0.4	$ 93.2

2011 Actions: In the first nine months of 2011, the Company continued to initiate restructuring activities associated with the Merger and other acquisitions, and recognized $55.7 million of restructuring charges related to activities initiated in the current year. Of those charges, $42.6 million relates to severance charges associated with the reduction of 947 employees, $2.3 million relates to facility closure costs, $9.6 million relates to asset impairments, and $1.2 million represents other charges. For the three months ended October 1, 2011, the Company recognized $26.4 million of restructuring charges associated with the Merger and other acquisitions, of which $16.1 million relates to severance charges associated with the reduction of 314 employees, $0.5 million relates to facility closure costs, $9.6 relates to asset impairments, and $0.2 million represents other charges.

In addition, the Company has initiated cost reduction actions in the first nine months of 2011 that were not associated with the Merger or other acquisitions, resulting in severance and related charges of $2.7 million pertaining to the reduction of 83 employees, and facility closure costs of $0.2 million. There were no restructuring actions initiated in the three months ended October 1, 2011 that were not associated with the Merger or other acquisitions.

Of the $44.0 million of reserves remaining as of October 1, 2011 the vast majority are expected to be utilized in 2011 and 2012.

Pre-2011 Actions: Charges recognized in the first nine months of 2011 associated with prior year initiatives amounted to $5.8 million, offset by $5.7 million of releases of reserves related to residual liabilities, which included $0.5 million of reserve releases not associated with the Merger and other acquisitions.

The vast majority of the remaining reserve balance of $49.2 million is expected to be utilized in 2011 with the remainder in 2012.

Segments: The $58.7 million of charges recognized in the first nine months of 2011 includes: $30.2 million pertaining to the CDIY segment; $10.0 million pertaining to the Security segment; and $18.5 million pertaining to the Industrial segment. The $24.3 million of charges recognized in the three months ended October 1, 2011 includes: $15.7 million pertaining to the CDIY segment; $12.6 million pertaining to the Industrial segment; and a net release of $4.0 million pertaining to the Security segment.

In addition to the restructuring charges described in the preceding paragraphs, the Company recognized $25.5 million of restructuring-related costs in the first nine months of 2011 pertaining to the Merger and other acquisitions. Those costs are classified in Cost of Sales and include accelerated depreciation and other charges associated with facility closures.

O.         Income Taxes

The Company recognized income tax expense of $33.4 million and $84.4 million for the three and nine month periods ended October 1, 2011, resulting in an effective tax rate of 17.7% and 14.2%, respectively. The effective tax rate differs from the statutory tax rate for the three and nine month periods ended October 1, 2011 primarily due to a portion of the Company’s earnings realized in lower-taxed foreign jurisdictions, the realization of benefits attributable to the reduction of certain foreign jurisdiction valuation allowances and the resolution of certain tax positions pertaining to prior years. The income tax expense for the nine month period includes tax benefits of $69.2 million for the favorable settlement of certain tax contingencies partially offset by the inclusion of $17.5 million of uncertain tax positions related to ongoing operational and legal entity integrations. The effective tax rates for the three and nine month periods ended October 2, 2010 were 26.7% and 13.2%, respectively. The effective tax rate differed from the statutory tax rate for the three month period ended October 2, 2010 primarily due to various non-deductible transaction costs and other restructuring costs associated with the Merger, which were partially offset by a favorable effect from the geographic distribution of earnings. The effective tax rate differed from the statutory tax rate for the nine months ended October 2, 2010 primarily due to various non-deductible transaction costs and other restructuring costs associated with the Merger, which were primarily offset by the inclusion of a $35.7 million tax benefit attributable to the favorable settlement of certain tax contingencies.

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

The Security segment provides access and security solutions primarily for consumers, retailers, educational, financial and healthcare institutions, as well as commercial, governmental and industrial customers. The Company provides an extensive suite of mechanical and electronic security products and systems, and a variety of security services. These include security integration systems, software, related installation, maintenance, monitoring services, automatic doors, door closers, exit devices, healthcare storage and supply chain solutions, patient protection products, hardware (including door and cabinet knobs and hinges, door stops, kick plates, house numbers, gate hardware, cabinet pulls, hooks, braces and shelf brackets), locking mechanisms, electronic keyless entry systems, keying systems, tubular and mortise door locksets, and enterprise mobility solutions. Security products are sold primarily on a direct sales basis, and in certain instances, through third party distributors. As discussed in Note F, Merger and Acquisitions, in September 2011, the Company completed the acquisition of Niscayah, a European commercial electronic security solutions provider based in Stockholm, Sweden, and its operations post-acquisition are presented within the Security segment.

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

The Company utilizes segment profit, which is defined as net sales minus cost of sales and SG&A inclusive of the provision for doubtful accounts (aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, interest income, interest expense, other-net (inclusive of intangible asset amortization expense), restructuring, and income tax expense. Refer to Note N, Restructuring, for the amount of restructuring charges by segment. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and cost for certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Transactions between segments are not material. Segment assets primarily include accounts receivable, inventory, other current assets, property, plant and equipment, intangible assets and other miscellaneous assets.

	Third Quarter		Year-to-Date
	2011	2010	2011	2010
NET SALES
CDIY	$1,337.6	$1,266.8	$3,912.8	$3,115.8
Security	656.4	563.1	1,836.2	1,548.4
Industrial	642.4	539.2	1,891.3	1,332.5

Total	$2,636.4	$2,369.1	$7,640.3	$5,996.7

SEGMENT PROFIT
CDIY	$169.9	$158.8	$516.9	$319.1
Security	109.5	87.2	284.7	219.0
Industrial	105.8	80.7	310.2	175.1

Segment profit	385.2	326.7	1,111.8	713.2
Corporate overhead	(55.4)	(55.0)	(172.3)	(183.3)
Other, net	(89.9)	(52.3)	(202.2)	(182.3)
Restructuring charges and asset impairments	(24.3)	(24.8)	(58.7)	(208.0)
Interest expense	(34.9)	(29.2)	(103.6)	(75.3)
Interest income	8.0	2.5	20.4	5.9

Earnings from continuing operations before income taxes	$188.7	$167.9	$595.4	$70.2

The Company recast $23 million and $57 million of 2010 segment net sales and $5 million and $15 million of 2010 segment profit from CDIY to the Industrial segment for the three and nine month periods, respectively, to align reporting with the current management of certain industrial end customers to be comparable with the current year presentation. This recast had no material impact on previously reported 2010 net sales by geographic area.

The Company recorded $13.9 million and $25.2 million of restructuring-related charges, respectively, which reduced segment gross profit primarily associated with facility closures and an additional $4.5 million and $6.7 million, respectively, in SG&A primarily for integration costs associated with the Merger for the three and nine months ended October 1, 2011. For the three and nine months ended October 2, 2010, the Company recorded $20.0 million and $185.3 million of restructuring-related charges, respectively, which reduced segment gross profit and primarily related to the inventory step-up amortization stemming from the turn of inventory acquired with the Merger which was recorded in purchase accounting at its fair value and facility closures within the Security segment. An additional $0.4 million was recorded in SG&A for integration costs associated with the Merger for the three and nine months ended October 2, 2010. These charges reduced segment profit by $6.6 million in CDIY, $11.3 million in Security and $0.5 million in Industrial for the three months ended October 1, 2011, and $13.2 million in CDIY, $17.8 million in Security and $0.8 million in Industrial for the nine months ended October 1, 2011. Segment profit for the three months ended October 2, 2010 was reduced for these charges by $5.8 million in CDIY, $9.8 million in Security and $4.8 million in Industrial. For the nine months ended October 2, 2010, segment profit was reduced by $126.1 million in CDIY, $36.8 million in Security and $22.8 million in Industrial.

Corporate overhead for the three and nine months ended October 1, 2011, includes $18.7 million and $50.1 million, respectively, of charges pertaining primarily to certain merger and acquisition-related executive compensation and Black & Decker integration costs. For the three and nine months ended October 2, 2010, such charges included in corporate overhead were $7.5 million and $72.2 million, respectively.

The following table is a summary of total assets by segment for the periods ended October 1, 2011 and January 1, 2011:

	2011	2010
Segment Assets
CDIY	$7,998.7	$7,417.6
Security	5,226.0	3,496.3
Industrial	3,206.0	3,209.3

	16,430.7	14,123.2
Corporate assets	52.3	1,016.2

Consolidated	$16,483.0	$15,139.4

The significant increase in Security Segment assets since January 1, 2011 is primarily related to assets associated with the Niscayah acquisition in September 2011. Additionally, because Niscayah was a fully cash-funded acquisition, there is a corresponding decrease in Corporate assets since year end.

Corporate assets primarily consist of cash, deferred taxes and property, plant and equipment.

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

The EPA has provided an affiliate of Black & Decker a “Notice of Potential Liability” related to environmental contamination found at the Centredale Manor Restoration Project Superfund site, located in North Providence, Rhode Island. The EPA has discovered a variety of contaminants at the site, including but not limited to, dioxins, polychlorinated biphenyls, and pesticides. The EPA alleged that an affiliate of Black & Decker is liable for site clean-up costs under CERCLA as a successor to the liability of Metro-Atlantic,

Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. The EPA released a draft Feasibility Study Report in May 2010, which identified and evaluated possible remedial alternatives for the site. The estimated remediation costs related to this Centredale site (including the EPA’s past costs as well as costs of additional investigation, remediation, and related costs such as EPA’s oversight costs, less escrowed funds contributed by primary potentially responsible parties (PRPs) who have reached settlement agreements with the EPA), which the Company considers to be probable and reasonably estimable, range from approximately $68.3 million to $212.9 million, with no amount within that range representing a more likely outcome until such time as the EPA completes its remedy selection process for the site. The Company’s reserve for this environmental remediation matter of $68.3 million reflects the fact that the EPA considers Metro-Atlantic, Inc. to be a primary source of contamination at the site. The Company has determined that it is likely to contest the EPA’s claims with respect to this site. Further, to the extent that the Company agrees to perform or finance additional remedial activities at this site, it intends to seek participation or contribution from additional PRPs and insurance carriers. As the specific nature of the environmental remediation activities that may be mandated by the EPA at this site have not yet been determined, the ultimate remedial costs associated with the site may vary from the amount accrued by the Company at October 1, 2011.

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

The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of October 1, 2011 and January 1, 2011, the Company had reserves of $168.5 million and $173.0 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2011 amount, $10.6 million is classified as current and $157.9 million as long-term which is expected to be paid over the estimated remediation period. The range of environmental remediation costs that is reasonably possible is $140.8 million to $353.9 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with policy.

R.         Guarantees

The Company’s financial guarantees at October 1, 2011 are as follows (in millions):

(Millions of Dollars)	Term	Maximum Potential Payment	Carrying Amount of Liability
Financial guarantees as of October 1, 2011:
Guarantees on the residual values of leased properties	One to four years	$ 31.5	$ —
Guarantee on the residual value of aircraft	Less than eight years	24.2	—
Standby letters of credit	Up to three years	71.9	—
Commercial customer financing arrangements	Up to six years	17.6	12.7

Total		$ 145.2	$ 12.7

The Company has guaranteed a portion of the residual value arising from its synthetic lease and U.S. master personal property lease programs. The lease guarantees aggregate $31.5 million, while the fair value of the underlying assets is estimated at $36.9 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these lease guarantees.

The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors for their initial purchase of the inventory and trucks necessary to function as a distributor. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors. The gross amount guaranteed in these arrangements is $17.6 million and the $12.7 million carrying value of the guarantees issued is recorded in debt and other liabilities as appropriate in the Consolidated Balance Sheet.

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

The changes in the carrying amount of product and service warranties for the nine months ended October 1, 2011 and October 2, 2010 are as follows (in millions):

	2011	2010
Balance beginning of period	$ 119.6	$ 67.4
Warranties and guarantees issued	81.7	66.1
Liability assumed in the Merger	9.5	51.5
Warranty payments	(78.1)	(67.5)
Foreign currency translation and other	0.8	(0.6)
Balance end of period	$ 133.5	$ 116.9

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

The following tables, in accordance with Rule 3-10(e) of Regulation S-X for the Stanley Notes, and Rule 3-10(c) of Regulation S-X for the Black & Decker Notes, present the Condensed Consolidating Balance Sheets as of October 1, 2011 and January 1, 2011; the Condensed Consolidating Statements of Operations for the three and nine months ended October 1, 2011 and October 2, 2010; and the Condensed Consolidating Statements of Cash Flows for the nine months ended October 1, 2011 and October 2, 2010. The Condensed Consolidated Financial Statements for the nine months ended October 2, 2010 include the results of Black & Decker from the Merger date.

Stanley Black & Decker, Inc.

Condensed Consolidating Statement of Operations

(Unaudited, Millions of Dollars)

Three Months Ended October 1, 2011

	Parent Stanley Black & Decker, Inc.	The Black & Decker Corporation	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$411.7	$-	$2,329.2	$(104.5)	$2,636.4
COSTS AND EXPENSES
Cost of sales	271.4	-	1,476.1	(85.5)	1,662.0
Selling, general and administrative	175.4	0.8	487.4	(19.0)	644.6
Other, net	8.8	(36.6)	117.7	-	89.9
Restructuring charges and asset impairments	3.6	-	20.7	-	24.3
Interest expense, net	18.2	11.7	(3.0)	-	26.9

	477.4	(24.1)	2,098.9	(104.5)	2,447.7

(Loss) earnings from continuing operations before income taxes and equity in earnings of subsidiaries	(65.7)	24.1	230.3	-	188.7
Income taxes (benefit) on continuing operations before equity in earnings of subsidiaries	(17.4)	8.6	42.2	-	33.4
Equity in earnings of subsidiaries	203.6	106.7	-	(310.3)	-

Net earnings from continuing operations	155.3	122.2	188.1	(310.3)	155.3
Less: Net earnings attributable to non-controlling interests	-	-	0.7	-	0.7

NET EARNINGS ATTRIBUTABLE TO STANLEY BLACK & DECKER, INC.	$155.3	$122.2	$187.4	$(310.3)	$154.6

Stanley Black & Decker, Inc.

Condensed Consolidating Statement of Operations

(Unaudited, Millions of Dollars)

Nine Months Ended October 1, 2011

	Parent Stanley Black & Decker, Inc.	The Black & Decker Corporation	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$1,215.8	$-	$6,737.7	$(313.2)	$7,640.3
COSTS AND EXPENSES
Cost of sales	815.9	-	4,256.2	(256.1)	4,816.0
Selling, general and administrative	523.9	2.9	1,415.1	(57.1)	1,884.8
Other, net	(4.8)	(66.6)	273.6	-	202.2
Restructuring charges and asset impairments	6.0	-	52.7	-	58.7
Interest expense, net	53.8	38.1	(8.7)	-	83.2

	1,394.8	(25.6)	5,988.9	(313.2)	7,044.9

(Loss) earnings from continuing operations before income taxes and equity in earnings of subsidiaries	(179.0)	25.6	748.8	-	595.4
Income taxes (benefit) on continuing operations before equity in earnings of subsidiaries	(53.1)	9.2	128.3	-	84.4
Equity in earnings of subsidiaries	636.9	452.5	-	(1,089.4)	-

Net earnings from continuing operations	511.0	468.9	620.5	(1,089.4)	511.0
Less: Net earnings attributable to non-controlling interests	-	-	0.4	-	0.4

NET EARNINGS ATTRIBUTABLE TO STANLEY BLACK & DECKER, INC.	$511.0	$468.9	$620.1	$(1,089.4)	$510.6

Stanley Black & Decker, Inc.

Condensed Consolidating Statement of Operations

(Unaudited, Millions of Dollars)

Three Months Ended October 2, 2010

	Parent Stanley Black & Decker, Inc.	The Black & Decker Corporation	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$404.7	$-	$2,055.4	$(91.0)	$2,369.1
COSTS AND EXPENSES
Cost of sales	266.8	-	1,321.0	(73.0)	1,514.8
Selling, general and administrative	128.4	24.8	447.4	(18.0)	582.6
Other, net	6.7	(53.1)	98.7	-	52.3
Restructuring charges and asset impairments	(31.2)	-	56.0	-	24.8
Interest expense, net	12.6	11.2	2.9	-	26.7

	383.3	(17.1)	1,926.0	(91.0)	2,201.2

Earnings from continuing operations before income taxes and equity in earnings of subsidiaries	21.4	17.1	129.4	-	167.9
Income taxes (benefit) on continuing operations before equity in earnings of subsidiaries	9.0	(29.7)	65.5	-	44.8
Equity in earnings of subsidiaries	110.7	48.2	-	(158.9)	-

Net earnings from continuing operations	123.1	95.0	63.9	(158.9)	123.1
Less: Net loss attributable to non-controlling interests	-	-	(0.1)	-	(0.1)

NET EARNINGS ATTRIBUTABLE TO STANLEY BLACK & DECKER, INC.	$123.1	$95.0	$64.0	$(158.9)	$123.2

Stanley Black & Decker, Inc.

Condensed Consolidating Statement of Operations

(Unaudited, Millions of Dollars)

Nine Months Ended October 2, 2010

	Parent Stanley Black & Decker, Inc.	The Black & Decker Corporation	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$1,169.8	$-	$5,109.4	$(282.5)	$5,996.7
COSTS AND EXPENSES
Cost of sales	773.7	-	3,370.9	(227.1)	3,917.5
Selling, general and administrative	414.3	69.7	1,120.7	(55.4)	1,549.3
Other, net	51.7	(107.0)	237.6	-	182.3
Restructuring charges and asset impairments	23.8	90.2	94.0	-	208.0
Interest expense, net	36.4	25.6	7.4	-	69.4

	1,299.9	78.5	4,830.6	(282.5)	5,926.5

(Loss) earnings from continuing operations before income taxes and equity in earnings of subsidiaries	(130.1)	(78.5)	278.8	-	70.2
Income taxes (benefit) on continuing operations before equity in earnings of subsidiaries	(29.4)	(39.2)	77.9	-	9.3
Equity in earnings of subsidiaries	161.6	89.7	-	(251.3)	-

Net earnings from continuing operations	60.9	50.4	200.9	(251.3)	60.9
Less: Net earnings attributable to non-controlling interests	-	-	0.5	-	0.5

NET EARNINGS ATTRIBUTABLE TO STANLEY BLACK & DECKER, INC.	$60.9	$50.4	$200.4	$(251.3)	$60.4

Stanley Black & Decker, Inc.

Condensed Consolidating Balance Sheet

(Unaudited, Millions of Dollars)

October 1, 2011

	Parent Stanley Black & Decker, Inc.	The Black & Decker Corporation	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$(12.7)	$7.8	$856.8	$-	$851.9
Accounts and notes receivable, net	118.7	-	1,718.2	-	1,836.9
Inventories, net	142.8	-	1,461.8	-	1,604.6
Other current assets	62.6	12.5	368.8	-	443.9

Total Current Assets	311.4	20.3	4,405.6	-	4,737.3
Property, Plant and Equipment, net	209.0	-	1,016.8	-	1,225.8
Goodwill and intangible assets, net	210.1	1,623.5	8,308.4	-	10,142.0
Investment in Subsidiaries	10,187.6	4,059.0	-	(14,246.6)	-
Intercompany Receivables	-	9,141.7	10,397.2	(19,538.9)	-
Other Assets	40.6	63.4	273.9	-	377.9

Total Assets	$10,958.7	$14,907.9	$24,401.9	$(33,785.5)	$16,483.0

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities
Short-term borrowings	$547.0	$-	$13.9	$-	$560.9
Current maturities of long-term debt	317.2	-	200.1	-	517.3
Accounts payable and accrued expenses	247.6	188.5	2,296.0	-	2,732.1

Total Current Liabilities	1,111.8	188.5	2,510.0	-	3,810.3
Intercompany Payables	1,088.2	8,622.9	9,827.8	(19,538.9)	-
Long-Term Debt	1,529.3	1,039.2	170.2	-	2,738.7
Other Liabilities	139.0	91.4	2,601.9	-	2,832.3
Accumulated other comprehensive loss	(129.2)	(45.8)	(6.6)	-	(181.6)
Other Shareowners’ Equity	7,219.6	5,011.7	9,234.9	(14,246.6)	7,219.6
Non-controlling interests	-	-	63.7	-	63.7

Total Equity	7,090.4	4,965.9	9,292.0	(14,246.6)	7,101.7

Total Liabilities and Shareowners’ Equity	$10,958.7	$14,907.9	$24,401.9	$(33,785.5)	$16,483.0

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

Stanley Black & Decker, Inc.

Condensed Consolidating Statements of Cash Flow

(Unaudited, Millions of Dollars)

Nine Months Ended October 1, 2011

	Parent Stanley Black & Decker, Inc.	The Black & Decker Corporation	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash (used in) provided by operating activities	$(574.8)	$789.3	$240.2	$-	$454.7
Investing Activities
Capital expenditures and capitalized software	(53.1)	-	(143.3)	-	(196.4)
Business acquisitions and asset disposals	(75.2)	-	(1,074.0)	-	(1,149.2)
Purchases of short-term investments	-	-	(17.8)	-	(17.8)
Termination of interest rate swaps	-	-	(3.1)	-	(3.1)
Intercompany payables and receivables	1,871.4	501.1	1,057.8	(3,430.3)	-
Other investing activities	(17.9)	(16.6)	-	-	(34.5)

Cash (used in) provided by investing activities	1,725.2	484.5	(180.4)	(3,430.3)	(1,401.0)
Financing Activities
Net proceeds (payments) on long-term debt	20.5	(400.0)	(2.3)	-	(381.8)
Net premium paid for equity option	(19.6)	-	-	-	(19.6)
Net short-term borrowings (repayments)	546.9	-	9.1	-	556.0
Cash dividends on common stock	(206.6)	-	-	-	(206.6)
Proceeds from the issuance of common stock	102.4	-	-	-	102.4
Other	(8.6)	-	-	-	(8.6)
Intercompany payables and receivables	(1,593.1)	(869.5)	(967.7)	3,430.3	-

Cash (used in) provided by financing activities	(1,158.1)	(1,269.5)	(960.9)	3,430.3	41.8
Effect of exchange rate changes on cash and cash equivalents	-	-	11.0	-	11.0

Change in cash and cash equivalents	(7.7)	4.3	(890.1)	-	(893.5)
Cash and cash equivalents, beginning of period	(5.0)	3.5	1,746.9	-	1,745.4

Cash and cash equivalents, end of period	$(12.7)	$7.8	$856.8	$-	$851.9

Stanley Black & Decker, Inc.

Condensed Consolidating Statement of Cash Flows

Nine Months Ended October 2, 2010

(Unaudited, Millions of Dollars)

	Parent Stanley Black & Decker, Inc.	The Black & Decker Corporation	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash (used in) provided by operating activities	$(444.4)	$14.2	$817.6	-	$387.4
Investing Activities
Capital expenditures and capitalized software	(20.5)	(2.1)	(80.5)	-	(103.1)
Business acquisitions and asset disposals	(450.4)	(15.0)	(13.3)	-	(478.7)
Cash acquired from Black & Decker	-	1.8	947.6	-	949.4
Intercompany payables and receivables	350.5	53.7	-	(404.2)	-
Other investing activities	(1.5)	59.4	-	-	57.9
Cash (used in) provided by investing activities	(121.9)	97.8	853.8	(404.2)	425.5
Financing Activities
Payments on long-term debt	(200.2)	-	(2.3)	-	(202.5)
Proceeds from debt issuance, net of $3.4 million of issuance costs	396.3	-	-	-	396.3
Stock purchase contract fees	(7.7)	-	-	-	(7.7)
Net short-term borrowings (repayments)	214.9	(175.0)	0.3	-	40.2
Cash dividends on common stock	(137.5)	(7.7)	-	-	(145.2)
Proceeds from the issuance of common stock	375.2	-	-	-	375.2
Purchase of common stock from treasury	(2.2)	-	-	-	(2.2)
Termination of forward starting interest rate swap	(48.4)	-	-	-	(48.4)
Intercompany payables and receivables	-	72.2	(476.4)	404.2	-
Cash provided by (used in) financing activities	590.4	(110.5)	(478.4)	404.2	405.7
Effect of exchange rate changes on cash and cash equivalents	-	-	16.6	-	16.6
Change in cash and cash equivalents	24.1	1.5	1,209.6	-	1,235.2
Cash and cash equivalents, beginning of period	9.2	-	391.5	-	400.7
Cash and Cash Equivalents, End of Period	$ 33.3	$ 1.5	$1,601.1	-	$1,635.9

ITEM  2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

BUSINESS OVERVIEW

Strategy

Stanley Black & Decker Inc. (the “Company”) is a diversified global provider of power and hand tools, mechanical access solutions, electronic security systems and products and services for various industrial applications. The Company continues to pursue a diversification strategy that involves industry, geographic and customer diversification to foster sustainable revenue, earnings and cash flow growth. In addition, the Company’s desire to be a consolidator of the tool industry and to increase its relative weighting in emerging markets was significantly enhanced by the Merger (as discussed below), which along with the impact from the Company’s diversification strategy has driven continued improvements in financial performance. Sales outside the U.S. represented 48% of the total in the first nine months of 2011, up from 29% in 2002. On a pro-forma combined basis with Black & Decker, the 2010 sales to U.S. home centers and mass merchants were approximately 31%, including nearly 21% in sales to the combined Company’s two largest customers. As acquisitions in the various growth platforms (electronic/convergent Security, mechanical security, engineered fastening, infrastructure solutions and healthcare solutions) are made in future years, the proportion of sales to these valued U.S. home center and mass merchant customers is expected to decrease. The recent acquisition of Niscayah Group AB (“Niscayah”) (as discussed below) represents an example of this diversification strategy. Execution of this strategy has entailed approximately $4.5 billion of acquisitions since 2002 (aside from the Merger), various divestitures and increased brand investment, enabled by strong cash flow generation and proceeds from divestitures. Refer to the “Business Overview” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011 for additional strategic discussions.

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

The Security segment provides access and security solutions primarily for consumers, retailers, educational, financial and healthcare institutions, as well as commercial, governmental and industrial customers. The Company provides an extensive suite of mechanical and electronic security products and systems, and a variety of security services. These include security integration systems, software, related installation, maintenance, monitoring services, automatic doors, door closers, exit devices, healthcare storage and supply chain solutions, patient protection products, hardware (including door and cabinet knobs and hinges, door stops, kick plates, house numbers, gate hardware, cabinet pulls, hooks, braces and shelf brackets), locking mechanisms, electronic keyless entry systems, keying systems, tubular and mortise door locksets and enterprise mobility solutions. Security products are sold primarily on a direct sales basis, and in certain instances, through third party distributors. As discussed below, in September 2011, the Company completed the acquisition of Niscayah, a commercial electronic security solutions provider based in Stockholm, Sweden, and its operations post-acquisition are presented within the Security segment.

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

Acquisitions

Niscayah

On September 9, 2011 the Company established a controlling ownership interest of 95% in Niscayah. This was accomplished as part of an existing tender offer to purchase all Niscayah outstanding shares at a price of 18 SEK per share, whereby the Company increased its ownership interest from 5.8% of the outstanding shares of Niscayah at July 2, 2011 to 95% of the outstanding shares at September 9, 2011. Over the remaining three weeks of the third quarter the Company purchased additional outstanding shares of Niscayah bringing the Company’s total ownership interest in Niscayah to 99%. The remaining outstanding shares will be purchased over the next six months for approximately $10.6 million at a price of 18 SEK per share plus interest at 2% per annum over the Stockholm Interbank Offered Rate (“STIBOR”) . The total purchase price paid for Niscayah as of October 1, 2011 is $962.9 million, net of cash acquired.

Niscayah is one of the largest access control and surveillance solutions providers in Europe. Niscayah’s integrated security solutions include video surveillance, access control, intrusion alarms and fire alarm systems, and its offerings include design and installation services, maintenance and repair, and monitoring systems. The acquisition expands and complements the Company’s existing security product offerings and further diversifies the Company’s operations and international presence. Management believes the acquisition of Niscayah will result in approximately $80 million in cost synergies by the end of 2013. Additionally, the acquisition is expected to provide a benefit of approximately $0.45 of earnings per diluted share (excluding expected acquisition related charges of $60 million to $80 million) by the end of 2014.

Other Significant 2011 Acquisitions

In September 2011, the Company acquired Microtec Enterprises, Inc. (“Microtec”, which operates under the business name “AlarmCap”) for $59 million, net of cash acquired. AlarmCap is one of the leading security alarm service providers in Canada, serving more than 79,000 residential and commercial customers. It offers customers a full suite of security and related monitoring products and services, including intrusion, smoke detection and environmental services. AlarmCap is being integrated into the Company’s Security segment.

In January 2011, the Company acquired InfoLogix, Inc. (“Infologix”) for $60 million, net of cash acquired. Infologix is a leading provider of enterprise mobility solutions for the healthcare and commercial industries and has added an established provider of mobile workstations and asset tracking solutions to Stanley’s existing Healthcare Solutions business, which operates under the Company’s Security segment.

Merger

As discussed in Note A, on March 12, 2010, Stanley completed a Merger with Black & Decker. In connection with the Merger, Stanley changed its name to Stanley Black & Decker, Inc.

Management believes the Merger will result in approximately $450 million in cost synergies, increased during the second quarter from the previous estimate of $425 million, which are expected to be achieved by the end of 2012 and which will help fuel future profit growth and facilitate global cost leadership. The Company is on track with the integration of the two companies and realized $135 million of the cost synergies in 2010. An incremental $200 million of cost synergies are anticipated in 2011, which is $35 million ahead of the cost synergies previously anticipated, and an incremental $115 million are anticipated in 2012 to achieve the total cumulative $450 million in cost synergies by the end of 2012, which represents $485 million on an annualized basis. Additionally, revenue synergies from the Merger are still projected to be in the range of $300 million to $400 million by the end of 2013, which implies a benefit of approximately $0.35 — $0.50 of earnings per diluted share. Revenue synergies are also still expected to add 50 basis points to 2011 revenue growth and have a modest earnings impact, with remaining revenue synergies to be achieved in 2012 and 2013.

Certain Items Impacting Earnings

Merger and Acquisition-Related Charges Impacting Third Quarter and Year-To-Date 2011 and 2010 Earnings

Third Quarter and Year-To-Date 2011

The Company reported $95 million and $182 million in pre-tax charges in the third quarter and year-to-date 2011 periods, respectively, pertaining to the Merger and acquisitions (the “merger and acquisition-related charges”) which were comprised of the following:

•	$15 million and $26 million for the third quarter and year-to-date 2011 periods, respectively, reducing Gross profit primarily pertaining to facility closure-related charges;

•

$22 million and $56 million for the third quarter and year-to-date 2011 periods, respectively, in Selling, general & administrative (“SG&A”) primarily for integration-related administrative costs and consulting fees;

•	$34 million and $44 million for the third quarter and year-to-date 2011 periods, respectively, in Other, net predominantly for transaction costs; and

•

$24 million and $56 million for the third quarter and year-to-date 2011 periods, respectively, in Restructuring and asset impairment charges primarily for severance and the planned closures of facilities.

The tax effect on the above charges during the third quarter of 2011 was $23 million, resulting in an after-tax charge of $72 million, or $0.42 per diluted share. On a year-to-date basis, the tax effect on the above charges, some of which were not tax deductible, was $27 million, resulting in an after-tax charge of $155 million, or $0.90 per diluted share. The year-to-date tax effect of $27 million is also impacted by the inclusion of $18 million of uncertain tax positions related to ongoing operational and legal entity integrations.

Third Quarter and Year-To-Date 2010

The Company reported $58 million and $500 million in pre-tax merger and acquisition-related charges in the third quarter and year-to-date 2010 periods, respectively, which were comprised of the following:

•

$20 million and $185 million for the third quarter and year-to-date 2010 periods, respectively, reducing Gross profit. Inventory step-up amortization stemming from the initial turn of the Black & Decker acquired inventory, which was written-up in purchase accounting to its fair value, amounted to $13 million for the third quarter and $173 million year-to-date. Additionally, third quarter and year-to-date 2010 include $7 million and $12 million, respectively, of facility-closure related charges;

•

$8 million and $73 million for the third quarter and year-to-date 2010 periods, respectively, in SG&A for certain executive and merger-related compensation costs and integration-related consulting fees;

•	$8 million and $52 million for the third quarter and year-to-date 2010 periods, respectively, in Other-net for merger and acquisition-related deal costs; and

•

$22 million and $190 million for the third quarter and year-to-date 2010 periods, respectively, in Restructuring and asset impairment charges primarily for severance, (including, for the year-to-date period, costs for certain Black & Decker executives triggered by the change in control), as well as charges associated with the closure of facilities.

The tax effect on the above charges during the third quarter of 2010 was $16 million, resulting in an after-tax charge of $41 million, or $0.24 per diluted share. On a year-to-date basis, the tax effect on the above charges, some of which were not tax deductible, was $119 million, resulting in an after-tax charge of $380 million, or $2.65 per diluted share.

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

Management expects earnings per diluted share (“EPS”) to be in the range of $3.75 to $3.98 in 2011. Excluding merger and acquisition-related charges, 2011 EPS is expected to be on the low end of the range of $5.15 to $5.40.

RESULTS OF OPERATIONS

Below is a summary of consolidated operating results for the three and nine months ended October 1, 2011, followed by an overview of performance by each business segment.

Terminology: The terms “legacy Stanley”, “organic” and “core” are utilized to describe results aside from the impact of the Merger and acquisitions during their initial 12 months of ownership. This ensures appropriate comparability to operating results of prior periods. The first three quarters of 2010 include the results from the March 12, 2010 Merger date forward, and accordingly the one-half month period of Black & Decker performance in the first quarter of 2011 and the full second and third quarters of 2011 are considered part of organic results.

The Company has included information as if the Merger had occurred on January 3, 2010 for the nine months ended October 2, 2010 (“pro-forma” information). This “pro-forma” analysis is provided to aid understanding of the Black & Decker and combined company business trends.

Net Sales: Net sales were $2.636 billion in the third quarter of 2011 compared to $2.369 billion in the third quarter of 2010, representing an increase of $267 million or 11%. Organic sales volume provided a 4% increase in net sales, the impact of acquisitions (primarily Niscayah and CRC-Evans), net of divestitures, provided an additional 4% increase in net sales while the favorable effects of foreign currency translation in all regions, but most significantly in Europe, contributed an additional 3% to net sales. The primary drivers of the organic volume growth continues to be new product introductions resulting in share gains and continued high growth rates in emerging markets, inclusive of continued revenue synergy realizations from the Merger. On a geographic basis, organic sales increased 5% in the Americas (23% in Latin America and 3% in the U.S.), 3% in Europe and 9% in Asia. Excluding the engineered fastening business in Japan and China, where it has experienced the continued effects of the first quarter 2011 Japanese earthquake and tsunami, organic sales in Asia were up 19% as compared to the third quarter of 2010. On a sequential basis, sales volumes within those parts of Asia impacted by the Japanese natural disasters have slightly grown as expected. By segment, organic sales volume increased 3% in CDIY and 10% in Industrial, while organic volume was flat in Security. CDIY’s organic volume growth was primarily driven by strength in professional power tools via new product introductions and increased promotional activity on older generation products, partially offset by lower sales volume in hand tools and fastening largely due to soft end markets in the independent and retail channels as well as the ongoing impact of lower volume from Pfister resulting from the loss of business at a major customer in the first quarter of 2011. Organic sales volume growth in the Industrial segment was strong in each major business component and in most geographic regions, led by North America and emerging markets, due primarily to the success of new products and increased market share gains. Within the Security segment, overall organic sales growth was flat, which reflects 12% organic sales growth in the Healthcare Solutions business associated with strong sales in the patient security and radio frequency identification (“RFID”)-enabled systems product lines, offset by lower installation revenues in electronic security and delays in the remodeling expenditures at a large mechanical access solutions customer.

Net sales from continuing operations were $7.640 billion in the first nine months of 2011, representing a $1.643 billion or 27% increase, versus $5.997 billion in the first nine months of 2010. The Merger provided a 15% increase to net sales while other acquisitions (net of divestitures), primarily CRC-Evans and Niscayah, contributed a 5% increase in net sales. Organic sales volume provided an additional 4% and the favorable effects of foreign currency translation resulted in the remaining 3% growth versus the 2010 period. Geographic unit volumes increased 5% in the Americas (22% in Latin America), 2% in Europe and 5% in Asia for the year-to-date period. By segment for the first nine months of 2011, CDIY contributed a 3% organic volume increase, Industrial 12% and Security 1%. The factors affecting the year-to-date organic volume performance are primarily the same as those discussed previously related to the third quarter.

Gross Profit: Gross profit was $974 million, or 37.0% of net sales, in the third quarter of 2011, compared to $854 million, or 36.1% of net sales, in the third quarter of 2010. Merger and acquisition-related charges which reduced gross profit amounted to $15 million in 2011 and $20 million in 2010, as previously discussed. The gross profit rates excluding these charges were 37.5% of net sales in 2011 as compared to 36.9% of net sales in 2010. The gross profit expansion in 2011, excluding merger and acquisition related charges, is primarily due to higher sales volume organically, the positive impacts of productivity projects, cost synergies, pricing actions and favorable currency translation, all of which were partially offset by higher commodity inflation and increased promotional discounting on older generation CDIY products.

On a year-to-date basis, gross profit was $2.824 billion, or 37.0% of net sales, in 2011, compared to $2.079 billion, or 34.7% of net sales for the corresponding period in 2010. The inclusion of the results of Black & Decker for the full nine months of 2011 and other acquisitions results were main drivers to the overall increase in gross profit on a year-to-date basis compared to the 2010 period. Merger and acquisition-related charges amounted to $26 million in 2011 and $185 million in 2010, as previously discussed. The gross profit rates excluding these charges were 37.3% in 2011 as compared with 37.8% of net sales in 2010. On a year-to-date basis, the lower gross profit rate in 2011, excluding merger and acquisition-related charges, is primarily due to the effect of commodity inflation, which outweighed the positive impacts of cost synergies, pricing actions and productivity projects. However, the higher gross profit rates, excluding merger and acquisition-related charges, in the third quarter of 2011 as previously discussed, slightly improved the year-to-date gross profit rates on a sequential basis. Through customer pricing actions which have predominantly already taken place in 2011, the Company expects to recover a portion of the commodity inflation that has had a negative impact on gross profit rates on a year-to-date basis in 2011.

SG&A Expenses: SG&A, inclusive of the provision for doubtful accounts, was $645 million, or 24.5% of net sales, in the third quarter of 2011 compared to $583 million, or 24.6% of net sales, in 2010. Merger and acquisition-related charges totaled $22 million in 2011 and $8 million in 2010 as previously discussed. Excluding the merger and acquisition-related charges, SG&A was 23.6% of net sales in 2011 compared with 24.3% of net sales in the prior year. The favorable SG&A rate primarily reflects sales volume leverage and cost synergies partially offset by the impact of acquisitions. SG&A totaled $1.885 billion, or 24.7% of net sales, for the first nine months of 2011 versus $1.549 billion, or 25.8% of net sales, in 2010. Incremental SG&A from the Merger and other acquisitions (aside from merger and acquisition-related charges) was $303 million for the year-to-date 2011 period. Excluding the previously discussed merger and acquisition-related charges of $56 million and $73 million for the first nine months of 2011 and 2010, respectively, SG&A was 23.9% of net sales in 2011 compared to 24.6% of net sales in 2010. The factors driving the improvement in SG&A as a percentage of net sales are primarily consistent with those discussed in relation to the third quarter performance.

The corporate overhead element of SG&A, which is not allocated to the business segments, amounted to $55 million in each of the third quarters of 2011 and 2010, representing 2.1% of net sales in 2011 and 2.3% of net sales in 2010. Excluding merger and acquisition-related charges, the corporate overhead element of SG&A was $37 million and $48 million in the third quarters of 2011 and 2010, respectively, or 1.4% of net sales in 2011 and 2.0% of net sales in 2010. The decrease in expense from the third quarter of 2010 pertains mainly to a reduction in executive compensation costs associated with the Merger. On a year-to-date basis, the corporate overhead element of SG&A amounted to $172 million in the first nine months of 2011 versus $183 million in the first nine months of 2010. Excluding merger and acquisition-related charges, the corporate overhead element of SG&A was $122 million (1.6% of net sales) and $111 million (1.9% of net sales) in the first nine months of 2011 and 2010, respectively. The increase in spend is primarily attributable to the inclusion of a full nine months of Black & Decker in the current year.

Distribution center costs (i.e. warehousing and fulfillment facility and associated labor costs) are classified within SG&A. This classification may differ from other companies who may report such expenses within cost of sales. Due to diversity in practice, to the extent the classification of these distribution costs differs from other companies, the Company’s gross profits may not be comparable. Such distribution costs classified in SG&A amounted to $62 million in the third quarter of 2011 and $60 million in 2010, and $182 million for the year-to-date 2011 period as compared to $159 million in the comparable 2010 period. The increase is primarily attributable to the inclusion of the full nine months of Black & Decker results in the 2011 period, as well as higher sales volume in the current year.

Other, net: Other, net expense amounted to $90 million in the third quarter of 2011 versus $52 million in 2010. The increase primarily pertains to $26 million of higher merger and acquisition-related transaction costs, mainly consisting of investment banking, consulting and legal fees associated with the Niscayah acquisition in addition to higher amortization expense from intangible assets associated with acquisitions made in 2011. On a year-to-date basis, Other, net expense was $202 million in 2011 as compared with $182 million 2010. The increase is primarily attributable to $25 million in higher amortization expense pertaining to the intangible assets from the Merger and CRC-Evans acquisition in addition to other smaller acquisitions made during 2010 and 2011.

Interest, net: Net interest expense in both the third quarter of 2011 and 2010 was $27 million. On a year-to-date basis, net interest expense in 2011 was $83 million compared to $69 million in 2010. The increase in net interest expense for the nine month period in 2011 versus 2010 mainly relates to the incremental interest costs associated with new debt issuances in the second half of 2010, in addition to slightly higher interest rates, partially offset by higher interest income of $15 million driven by significantly higher invested cash balances in 2011.

Income Taxes: The Company recognized income tax expense of $33.4 million and $84.4 million for the three and nine month periods ended October 1, 2011, resulting in an effective tax rate of 17.7% and 14.2%, respectively. The effective tax rate differs from the statutory tax rate for the three and nine month periods ended October 1, 2011 primarily due to a portion of the Company’s earnings realized in lower-taxed foreign jurisdictions, the realization of benefits attributable to the reduction of certain foreign jurisdiction valuation allowances and the resolution of certain tax positions pertaining to prior years. The income tax expense for the nine month period includes tax benefits of $69.2 million for the favorable settlement of certain tax contingencies partially offset by the inclusion of $17.5 million of uncertain tax positions related to ongoing operational and legal entity integrations. The effective tax rates for the three and nine month periods ended October 2, 2010 were 26.7% and 13.2%, respectively. The effective tax rate differed from the statutory tax rate for the three month period ended October 2, 2010 primarily due to various non-deductible transaction costs and other restructuring costs associated with the Merger, which were partially offset by a favorable effect from the geographic distribution of earnings. The effective tax rate differed from the statutory tax rate for the nine months ended October 2, 2010 primarily due to various non-deductible transaction costs and other restructuring costs associated with the Merger, which were primarily offset by the inclusion of a $35.7 million tax benefit attributable to the favorable settlement of certain tax contingencies. Excluding merger and acquisition related charges and the favorable settlement of tax contingencies, the effective income tax rates for the three months ended October 1, 2011 and October 2, 2010 were 20.0% and 27.0%, respectively. Excluding merger and acquisition-related charges and the favorable settlement of tax contingencies, the effective income tax rates for the nine months ended October 1, 2011 and October 2, 2010 were 23.2% and 28.7%, respectively.

Business Segment Results

The Company’s reportable segments are aggregations of businesses that have similar products, services and end markets, amongst other factors. The Company utilizes segment profit (which is defined as net sales minus cost of sales and SG&A aside from corporate overhead cost), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, other-net (inclusive of intangible asset amortization expense), restructuring and asset impairments, interest income, interest expense and income tax expense. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and the expense pertaining to certain centralized functions that benefit the entire Company, but are not directly attributable to the businesses, such as legal and corporate finance functions. Refer to Note N, Restructuring, of the Notes to the Condensed Consolidated Financial Statements for the amount of restructuring charges attributable to each segment. As discussed previously, the Company’s operations are classified into three reportable segments, which also represent its operating segments: CDIY, Security, and Industrial. The Company recast $23 million and $57 million of 2010 segment net sales and $5 million and $15 million of 2010 segment profit from CDIY to the Industrial segment for the three and nine month periods, respectively, to align reporting with the current management of certain industrial end customers to be comparable with the current year presentation.

CDIY: CDIY net sales were $1.338 billion in the third quarter of 2011, up 6% from $1.267 billion in 2010, with the increase due evenly to organic sales growth and favorable foreign currency translation. The organic sales growth was primarily due to approximately 17% of incremental growth in the professional power tool and accessories business, mostly driven by the success of the 18-volt and 20-volt MAX lithium ion product line launched in 2011, in addition to the continued strength of the 12-volt lithium ion power tool products launched in 2010, all three of which are marketed under the DeWalt, Porter Cable and Black & Decker brands. Other contributing factors include a continued focus on Merger related revenue synergies, increases in sales of the newly launched DeWalt hand tool line, which began shipping to distributors in June, and select promotional activity for older product lines, primarily Ni-Cad. Organic sales increases were negatively impacted by the hand tools and fastening business, due mainly to softer independent and retail distribution channels, slowing European markets, and the ongoing impact of lower Pfister sales due to the loss of business at a major customer in the first quarter of 2011. Excluding the Pfister results and minor product line divestitures, organic sales growth for the segment was 5%. From a geographic standpoint, sales in Latin America experienced almost 20% sales growth which was partially offset by softer markets in the U.S and in Europe, particularly in the consumer power tools business.

Year-to-date CDIY net sales were $3.913 billion in 2011 as compared to $3.116 billion in 2010, an increase of 26%. The impact of the Merger, net of the aforementioned minor product line divestitures, contributed 19% of the increase. Organic sales growth provided 3% and the favorable impact of foreign currency translation increased net sales by 4%. The factors contributing to the year-to-date performance are primarily consistent with those impacting the third quarter, aside from the outdoor and home products business decline associated with extended periods of inclement weather in major markets we operate in, which was largely specific to the second quarter of 2011 results. On a pro-forma basis, CDIY segment net sales increased 4% overall, with organic sales growth representing 2% of the increase and foreign currency translation favorably impacting net sales by 3%, which were both partially offset by minor product line divestitures compared with the 2010 period.

Segment profit was $170 million, or 12.7% of net sales, for the third quarter of 2011, compared to $159 million, or 12.5% of net sales in 2010. Merger and acquisition-related charges totaled $7 million in the third quarter of 2011 pertaining to facility closure costs, and $6 million in the corresponding 2010 period, primarily related to inventory step-up amortization. Excluding merger and acquisition-related charges, segment profit amounted to $177 million, or 13.2% of net sales, which compares with $165 million, or 13.0% of net sales in the third quarter of 2010. The increase in segment profit and the segment profit rate (aside from merger and acquisition-related charges) is primarily the result of the favorable impact of cost synergies, higher sales volume and continued growth in operating profits in Latin America. These factors were partially offset by the unfavorable impact of unrecovered commodity cost inflation, and the continued impact of the previously discussed Pfister business loss. Furthermore, the segment profit rate was negatively impacted by promotional spending associated with new product launches and older generation products (which offset other product list price increases).

Year-to-date segment profit was $517 million or 13.2% of net sales in the first nine months of 2011 compared to $319 million or 10.2% of net sales in 2010. Excluding merger and acquisition-related charges, segment profit amounted to $530 million, or 13.5% of net sales in the first nine months of 2011, which compares with $445 million, or 14.3% of net sales in the corresponding 2010 period. The year-to-date reduction in the segment profit rate (aside from merger and acquisition-related charges) is primarily driven by the inclusion of a full nine months of Black & Decker results in 2011, which had historically generated lower profit rates than the legacy Stanley business, while the year-to-date segment profit increase (aside from merger and acquisition-related charges) is largely related to the factors discussed previously pertaining to the third quarter.

Security: Security sales increased 17% to $656 million during the third quarter of 2011, up from $563 million in the corresponding 2010 period. The impact of acquisitions, primarily Niscayah and Infologix, resulted in a 15% increase to net sales, with favorable foreign currency translation representing an additional 2% of sales growth. More specifically, Convergent Security Solutions (“CSS”) organic sales increased 1%, with recurring monthly revenue (“RMR”) growth being partially offset by modestly lower installations sales volume due largely to customer delays in initiating installations, compared to the third quarter of 2010. A strong order intake in the third quarter of 2011 from both national and core commercial accounts resulted in a significant backlog that is expected to result in strong sales volume in future quarters. Healthcare Solutions achieved 12% in organic sales growth due to both patient security and RFID-enabled storage systems. Mechanical access solutions (“MAS”) organic sales were down 1% due primarily to the continued softness in commercial and residential construction, and lower sales in the Access Technologies (“Access”) business resulting from remodeling delays at its largest customer. Excluding Access, MAS achieved 2% organic sales growth during the third quarter of 2011 mainly from market share gains in U.S. electronic locks (i.e. SmartKeyTM) products.

Year-to-date Security net sales were $1.836 billion in 2011 compared to $1.548 billion in 2010, an increase of 19%. The impact of Merger and acquisitions, principally Niscayah and Infologix, provided 16% of the increase, organic sales growth was 1% and favorable foreign currency translation resulted in a 2% increase in net sales. For the first nine months of 2011, CSS achieved low-single digit organic growth, which was partially offset by a low single digit reduction in MAS. The factors contributing to the first nine months organic growth segment performance were predominantly the same as those discussed in relation to the third quarter, though the impact of the Access business was more pronounced in the third quarter of 2011. Additionally, the year-to-date MAS performance was also affected by a key U.S. customer inventory correction in the legacy Black and Decker hardware and home improvement (“HHI”) business in the first quarter of 2011.

Security segment profit amounted to $110 million, or 16.7% of net sales, for the third quarter of 2011 as compared to $87 million, or 15.5% of net sales, in 2010. Merger and acquisition-related charges totaled $11 million in 2011 pertaining to facility closure costs and $10 million in 2010 primarily related to facility closure costs and inventory step-up amortization. Excluding merger and acquisition-related charges, segment profit amounted to $121 million, or 18.4% of net sales, compared with $97 million, or 17.2% of net sales, in 2010. The increase in both segment profit and the segment profit rate (aside from merger and acquisition-related charges) is primarily the result of cost synergies, customer pricing actions, productivity projects and cost actions to reduce SG&A, which offset the negative impact of unrecovered inflation and dilutive impact of the Niscayah acquisition during the third quarter of 2011. Additionally, the Stanley Solutions de Sécurité (“SSDS”) business continued to contribute double-digit percentage profitability similar to the second quarter, as integration related activities have driven margin accretion.

Year-to-date segment profit was $285 million, or 15.5% of net sales, in the first nine months of 2011 compared to $219 million, or 14.1% of net sales in 2010. Excluding merger and acquisition-related charges, segment profit amounted to $303 million and $256 million in the first nine months of 2011 and 2010, respectively, which represented 16.5% of net sales in both periods. The impact from the Merger and other acquisitions (primarily Niscayah, Infologix and SSDS) was the primary driver of the increase in segment profit and these acquisitions also had a temporary dilutive effect on the segment profit rate for the year-to-date period in 2011. In addition, the segment profit rate was adversely affected by unrecovered cost inflation as well as the impact of the HHI sales volume decline in the second quarter of 2011.

Industrial: Industrial sales of $642 million in the third quarter of 2011 increased 19% from $539 million in 2010. Organic sales growth of 10% was the primary driver of the increase, with the growth coming from each of the three primary businesses of the Industrial segment. Additionally, the impact of acquisitions, primarily CRC-Evans, provided 5% of the sales increase, and the remaining 4% increase was from favorable foreign currency translation. The engineered fastening business had 14% organic growth through gains in market share, specifically in Europe, expansion into new automotive platforms and sales growth within the commercial aerospace customer base. The Industrial and Automotive Repair (“IAR”) business achieved 6% organic growth due to market demand, new products, strong hand tool sales within the North American industrial distribution channel, continued growth in the Mac Tools mobile distribution channel and in the engineered storage business. Within Infrastructure, CRC-Evans provided double-digit organic growth primarily from strong international product sales and the hydraulic tools business attained sales growth through gains in market share. Geographically, the Industrial segment achieved organic growth in North America, primarily driven by IAR and hydraulic tools, in Europe, primarily from engineered fastening, and in the emerging markets, mostly from IAR.

Year-to-date net sales in the Industrial segment were $1.891 billion in 2011 compared to $1.333 billion in 2010, an increase of 42%. The impact of the Merger and other acquisitions (primarily CRC-Evans) provided a 26% increase in net sales. Organic growth provided an additional 12% and favorable foreign currency contributed 4% for the first nine months of 2011. The factors contributing to the year-to-date organic growth performance are largely consistent with those discussed pertaining to the third quarter, as the segment demonstrated strength in all businesses and geographic regions. On a pro-forma basis, the Industrial segment net sales increased 25%, with the acquisition impact, primarily from CRC-Evans, accounting for 10% of the increase, organic growth providing 11% of the increase, along with a 4% benefit from foreign currency translation.

Industrial segment profit was $106 million, or 16.5% of net sales, for the third quarter of 2011, compared with $81 million, or 15.0% of net sales in 2010. Excluding $5 million of merger and acquisition-related charges in the third quarter of 2010 pertaining to inventory step-up amortization, the increase in segment profit was 60 basis points. The strong improvement in the segment profit as well as the profit rate is primarily attributable to sales volume leverage, cost synergies and successful pricing actions that fully offset inflation.

Year-to-date segment profit was $310 million, or 16.4% of net sales, in the first nine months of 2011 compared to $175 million, or 13.1% of net sales, in 2010. Excluding the $23 million of merger and acquisition-related charges in the first nine months of 2010, primarily from inventory step-up amortization, the increase in segment profit was 150 basis points. This strong segment profit and rate increase for the first nine months of 2011 was primarily due to impact of the Merger and the same factors discussed in relation to the third quarter.

Restructuring Charges & Asset Impairments

At October 1, 2011, restructuring reserves totaled $93.2 million. A summary of the restructuring reserve activity from January 1, 2011 to October 1, 2011 is as follows (in millions):

	1/1/11	Acquisitions	Net Additions	Usage	Currency	10/1/11
2011 Actions
Severance and related costs	$-	$5.7	$45.3	$(6.2)	$(0.9)	$43.9
Asset impairments	-	-	9.6	(9.6)	-	-
Facility closures	-	-	2.5	(2.5)	-	-
Other	-	-	1.2	(1.1)	-	0.1

Subtotal 2011 actions	-	5.7	58.6	(19.4)	(0.9)	44.0

Pre-2011 Actions
Severance and related costs	97.8	-	(3.9)	(48.3)	1.3	46.9
Facility closures	2.3	-	2.8	(3.6)	-	1.5
Other	1.1	-	1.2	(1.5)	-	0.8

Subtotal Pre-2011 actions	101.2	-	0.1	(53.4)	1.3	49.2

Total	$101.2	$5.7	$58.7	$(72.8)	$0.4	$93.2

2011 Actions:  In the first nine months of 2011, the Company continued to initiate restructuring activities associated with the Merger and other acquisitions, and recognized $55.7 million of restructuring charges related to activities initiated in the current year. Of those charges, $42.6 million relates to severance charges associated with the reduction of 947 employees, $2.3 million relates to facility closure costs, $9.6 million relates to asset impairments, and $1.2 million represents other charges. For the three months ended October 1, 2011, the Company recognized $26.4 million of restructuring charges associated with the Merger and other acquisitions, of which $16.1 million relates to severance charges associated with the reduction of 314 employees, $0.5 million relates to facility closure costs, $9.6 relates to asset impairments, and $0.2 million represents other charges.

In addition, the Company has initiated cost reduction actions in the first nine months of 2011 that were not associated with the Merger or other acquisitions, resulting in severance and related charges of $2.7 million pertaining to the reduction of 83 employees, and facility closure costs of $0.2 million. There were no restructuring actions initiated in the three months ended October 1, 2011 that were not associated with the Merger or other acquisitions.

Of the $44.0 million of reserves remaining as of October 1, 2011, the vast majority are expected to be utilized in 2011 and 2012.

Pre-2011 Actions:  Charges recognized in the first nine months of 2011 associated with prior year initiatives amounted to $5.8 million, offset by $5.7 million of releases of reserves related to residual liabilities, which included $0.5 million of reserve releases not associated with the Merger and other acquisitions.

The vast majority of the remaining reserve balance of $49.2 million is expected to be utilized in 2011, with the remainder in 2012.

Segments:  The $58.7 million of charges recognized in the first nine months of 2011 includes: $30.2 million pertaining to the CDIY segment; $10.0 million pertaining to the Security segment; and $18.5 million pertaining to the Industrial segment. The $24.3 million of charges recognized in the three months ended October 1, 2011 includes: $15.7 million pertaining to the CDIY segment; $12.6 million pertaining to the Industrial segment; and a net release of $4.0 million pertaining to the Security segment.

In addition to the restructuring charges described in the preceding paragraphs, the Company recognized $25.5 million of restructuring-related costs in the first nine months of 2011 pertaining to the Merger and other acquisitions. Those costs are classified in Cost of Sales and include accelerated depreciation and other charges associated with facility closures.

FINANCIAL CONDITION

Liquidity, Sources and Uses of Capital

Operating Activities: Cash flow from operations was $157 million in the third quarter of 2011 compared to $199 million in the third quarter of 2010. The cash flows from operations were negatively impacted by merger and acquisition-related charges and payments of $72 million and $81 million in the third quarter of 2011 and 2010, respectively. The primary drivers of the lower operating cash flow in the third quarter of 2011, as compared to 2010, are the timing of payments pertaining to tax related obligations and employee benefit payments. Partially offsetting these unfavorable impacts were lower outflows from working capital of $28 million during the third quarter of 2011 as compared to 2010. Working capital turns improved to 5.7 times (excluding the impact from the Niscayah acquisition) for the third quarter of 2011, as compared to 4.6 times for the third quarter of 2010, due to improvements in days outstanding for accounts receivable and accounts payable, while days in inventory slightly increased associated with seasonal inventory build for the fourth quarter. As the Stanley Fulfillment System (“SFS”) continues to be embraced and implemented across the Company’s recent acquisitions it is expected to result in continued improved working capital efficiency.

Year-to-date 2011 cash flow from operations was $455 million, compared with $387 million in the corresponding 2010 period and such cash flows were negatively impacted by merger and acquisition-related charges and payments of $155 million and $200 million in the first nine months of 2011 and 2010, respectively. The primary driver of the higher operating cash flow in the first nine months of 2011 is lower outflows from working capital of $63 million, with the improvement primarily related to accounts payable terms extensions. Year-to-date other operating cash outflows were $72 million, compared with an inflow of $60 million in 2010, as the 2011 period includes higher income tax and interest payments in addition to higher restructuring payments.

Free Cash Flow: Free cash flow, as defined in the following table, was $99 million in the third quarter of 2011 compared to $153 million in the corresponding 2010 period. Free cash flow for the third quarter of 2011 was impacted by $78 million of merger and acquisition-related charges and payments compared to $81 million for the third quarter of 2010. On a year-to-date basis, free cash flow was $259 million and $284 million in 2011 and 2010, respectively. Free cash flow for the nine months of 2011 and 2010 was affected by $192 million and $200 million of merger and acquisition-related charges and payments, respectively. The Company believes free cash flow is an important measure of its liquidity, as well as its ability to fund future growth and provide a dividend to shareowners. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

	Quarter to Date		Year-to-Date
(Millions of Dollars)	2011	2010	2011	2010
Net cash provided by operating activities	$157	$199	$455	$387
Less: capital and software expenditures	(58)	(46)	(196)	(103)

Free cash flow	$99	$153	$259	$284

Based on its demonstrated ability to generate cash flow from operations as well as its strong balance sheet and credit position at October 1, 2011, the Company believes its long-term capital allocation strategy, to deploy free cash flow by investing approximately two-thirds in acquisitions and growth and returning approximately one-third to shareowners through continued dividend growth and opportunistic share repurchases, will be achieved.

Investing Activities: Cash flow used in investing activities was $1.053 billion in the third quarter of 2011 compared to $478 million in the third quarter of 2010. Year-to-date 2011 cash flow used in investing activities was $1.401 billion, compared with $426 million in cash flows provided by investing activities in the corresponding 2010 period (with 2010 inclusive of $949 million of cash acquired as part of the Merger). Capital and software expenditures were $58 million (inclusive of $6 million for merger and acquisition-related capital expenditures) in the third quarter of 2011, compared to $46 million in 2010. On a year-to-date basis, capital and software expenditures were $196 million (inclusive of $37 million for merger and acquisition-related capital expenditures) and $103 million in 2011 and 2010, respectively. The significant increase in capital expenditures in 2011 (aside from merger and acquisition-related capital expenditures) is primarily due to the inclusion of a full nine months of Merger purchasing activity. The Company will continue to make capital investments that are necessary to drive productivity and cost structure improvements as well as achieve merger and acquisition-related cost synergies while ensuring that such investments provide an appropriate return on capital employed.

Cash flows from business acquisitions and asset disposals in the third quarter of 2011 were $1.011 billion compared to $461 million in 2010, with the increase largely due to the Company’s acquisition of an additional 93.2% interest in Niscayah, as previously discussed. Business acquisition activity in 2010 is reflective largely of the CRC-Evans acquisition of approximately $452 million. Activity on a year-to-date basis related to cash flows from business acquisitions and asset disposals was $1.149 billion and $479 million in 2011 and 2010, respectively, which also is primarily a function of the acquisitions previously outlined.

Financing Activities: Cash flow used in financing activities was $123 million in the third quarter of 2011 compared to $266 million in cash flows provided by financing activities in the third quarter of 2010. In the third quarter of 2010, the Company received proceeds of

$396 million for the issuance of senior unsecured Term Bonds which mature in 2040. In connection with the issuance of the Term Bonds in the third quarter of 2010, the Company also paid $48 million for the termination of two forward starting floating-to-fixed interest rate swaps. Year-to-date 2011 cash flow provided by financing activities was $42 million compared to $406 million in the corresponding 2010 period. Net proceeds from short-term borrowings amounted to $556 million and $40 million in the first nine months of 2011 and 2010, respectively. Repayments on long-term debt were $403 million and $203 million for the year-to-date 2011 and 2010 periods, respectively.

On a year-to-date basis, cash proceeds from the issuance of common stock were $102 million and $375 million for 2011 and 2010, respectively. The higher proceeds from issuance of common stock in 2010 include $320 million associated with the Company’s Equity Purchase Contracts while the remaining proceeds principally relate to the exercise of stock options. On a year-to-date basis cash dividends were $207 million in 2011 compared to $145 million in the 2010 period. The increase in cash dividends in the 2011 period was primarily attributable to the additional shares outstanding associated with the Merger as well as an increase in dividends per common share to $0.41 per share, as announced in February 2011 which represents the 44th consecutive year of dividend increases.

Liquidity & Credit Ratings: The Company maintains strong investment grade credit ratings from the major U.S. rating agencies on its senior unsecured debt (average A-) as well as its short-term commercial paper borrowings. There have been no changes to any of the ratings during 2011.

Failure to maintain strong investment grade rating levels could adversely affect the Company’s cost of funds, liquidity and access to capital markets, but would not have an adverse effect on the Company’s ability to access the $2.2 billion committed credit facilities. In August 2011, the Company increased its commercial paper program from $1.5 billion to $2.0 billion. In July 2011, in connection with the Niscayah acquisition, the Company entered into a $1.25 billion 364 day credit facility (“Facility”). Borrowings under the Facility may include U.S. Dollars or Euros up to the commitment and bear interest at a floating rate dependent upon the denomination of the borrowing. The Facility decreased to $1.0 billion in September 2011, and will further reduce to $750 million in December 2011 where it will remain until it expires in July 2012, or upon an earlier termination date at the election of the Company. On March 11, 2011, the Company entered into a new four year $1.2 billion committed credit facility (the “Credit Agreement”). In connection with entering into the Credit Agreement the Company terminated the existing $800.0 million Amended and Restated Credit Agreement. Additionally, the $700.0 million 364-Day Credit Agreement dated as of March 12, 2010 expired in accordance with its terms on March 11, 2011. Borrowings under the Credit Agreement may include U.S. Dollars up to the $1.2 billion commitment or in Euro or Pounds Sterling subject to a foreign currency sublimit of $400.0 million and bear interest at a floating rate dependent upon the denomination of the borrowing. Repayments must be made on March 11, 2015 or upon an earlier termination date of the Credit Agreement, at the election of the Company. The Company has not drawn on the commitments provided by the Credit Agreement. These credit facilities are designated to be liquidity back-stops for the Company’s $2.0 billion commercial paper program.

As discussed in Note J, Equity Arrangements, in the third quarter of 2011, the Company entered into a forward share purchase contract on its common stock which obligates the Company to pay $350.0 million to the financial institution counterparty not later than August 2013, or earlier at the Company’s option, for the 5,581,400 shares purchased.

Cash and cash equivalents totaled $852 million as of October 1, 2011, a substantial majority of which is in foreign jurisdictions. As discussed in Note Q, Income Taxes, in the Company’s 2010 Annual Report on Form 10-K, concurrent with the Merger, the Company made a determination to repatriate certain legacy Black & Decker foreign earnings, on which U.S. income taxes had not previously been provided. As a result of this repatriation decision, the Company has recorded a related deferred tax liability. Current plans and liquidity requirements do not demonstrate a need to repatriate other foreign earnings. Accordingly, all other undistributed foreign earnings of the Company are considered to be permanently reinvested, consistent with the Company’s overall growth strategy internationally, including acquisitions and long-term financial objectives (as demonstrated by the recent acquisition of Niscayah). No provision has been made for taxes that might be payable upon remittance of these undistributed foreign earnings. However, should management determine at a later point to repatriate additional foreign earnings, the Company would be required to accrue and pay taxes at that time.

OTHER MATTERS

Critical Accounting Estimates: There have been no significant changes in the Company’s critical accounting estimates during the third quarter of 2011. Refer to the “Other Matters” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011 for a discussion of the Company’s critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the Company’s exposure to market risk during the third quarter of 2011. For discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s Form 10-K for the year ended January 1, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Company’s President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer have concluded that, as of October 1, 2011, the Company’s disclosure controls and procedures are effective. There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. During the second and third quarters of 2011, the Company acquired a 99% interest in Niscayah AB (“Niscayah”) for $984 million, net of cash acquired. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Niscayah. As part of its ongoing integration activities, the Company is continuing to incorporate its controls and procedures into Niscayah.

CAUTIONARY STATEMENT

Under the Private Securities Litigation Reform Act of

1995

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical, including, but not limited to, the statements regarding the Company’s ability to: (i) decrease its proportion of sales to U.S. home centers and mass merchants; (ii) achieve $450 million in cost synergies in connection with the Merger by the end of 2012, of which $200 million is anticipated in 2011 and an incremental $115 million in 2012; (iii) achieve future profit growth and global leadership as a result of achieving the $450 million in cost synergies; (iv) realize revenue synergies in connection with the Merger in the range of $300 million to $400 million by the end of 2013, which implies a benefit of approximately $0.35 to $0.50 of earnings per diluted share; (v) add 50 basis points to 2011 revenue growth and a modest earnings impact as a result of revenue synergies related to the Merger, with remaining revenue synergies to be achieved in 2012 and 2013; (vi) achieve $80 million in cost synergies by the end of 2013 and provide a benefit of approximately $0.45 of earnings per diluted share (excluding expected acquisition-related charges of $60 million to $80 million) by the end of 2014, in connection with the acquisition of Niscayah; (vii) achieve earnings per diluted share in the range of $3.75 to $3.98 in 2011 and excluding the effects of Merger and acquisition-related charges, in the low end of the range of $5.15 to $5.40 for 2011; (viii) recover a portion of commodity inflation through customer pricing actions which predominantly have taken place in 2011; (ix) generate strong sales volumes in the CSS business in future quarters; and (x) invest approximately two-thirds of free cash flow in acquisitions and growth and return approximately one-third of free-cash flow to shareowners through continued dividend growth and opportunistic share purchases (collectively, the “Results”); are “forward-looking statements” and are based on current expectations.

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

The Company’s ability to deliver the Results is dependent upon: (i) successfully executing the integration of the Niscayah business and achieving the synergies and other results expected from the Niscayah transaction; (ii) the Company’s ability to successfully execute the integration and achieve the synergies, capitalize on growth opportunities and achieve the anticipated results of the combination with Black & Decker; (iii) the Company’s success at limiting merger-related charges; (iv) the Company’s ability to achieve working capital benefits and limit restructuring and other payments in connection with the Black & Decker merger; (v) the Company’s ability to make capital investments that are necessary to drive productivity and cost structure improvements while insuring that such investments provide a return on capital employed ; (v) the Company’s ability to successfully integrate recent acquisitions including Black & Decker, CRC-Evans and Niscayah, as well as any future acquisitions, while limiting associated costs; (vi) the success of the Company’s efforts to expand its tools and security businesses; (vii) the success of the Company’s efforts to build growth platforms and market leadership in Convergent Securities Solutions, Infrastructure and Healthcare; (viii) the Company’s success in developing and introducing new and high quality products, growing sales in existing markets, identifying and developing new markets for its products and maintaining and building the strength of its brands; (ix) the continued acceptance of technologies used in the Company’s products, including Convergent Security Solutions, Infrastructure and Healthcare products; (x) the Company’s ability to manage existing Sonitrol franchisee and Mac Tools distributor relationships; (xi) the Company’s ability to minimize costs associated with any sale or discontinuance of a business or product line, including any severance, restructuring, legal or other costs; (xii) the proceeds realized with respect to any business or product line disposals; (xiii) the extent of any asset impairments with respect to any businesses or product lines that are sold or discontinued; (xiv) the success of the Company’s efforts to manage freight costs, steel and other commodity costs; (xv) the Company’s ability to sustain or increase prices, including the acceptance thereof by end customers, in order to, among other things, offset or mitigate the impact of steel, freight, energy, non-ferrous commodity and other commodity costs and any inflation increases; (xvi) the Company’s ability to generate free cash flow and maintain a strong debt to capital ratio, including focusing on reduction of debt as determined by management; (xvii) the Company’s ability to identify and effectively execute productivity improvements and cost reductions, while minimizing any associated restructuring charges; (xviii) the Company’s ability to obtain favorable settlement of routine tax audits; (xix) the ability of the Company to generate earnings sufficient to realize future income tax benefits during periods when temporary differences become deductible; (xx) the continued ability of the Company to access credit and capital markets under satisfactory terms; and (xxi) the Company’s ability to negotiate satisfactory payment terms under which the Company buys and sells goods, services, materials and products.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended October 1, 2011:

2011	(a) Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Program	Maximum Number Of Shares That May Yet Be Purchased Under The Program
July 3 – August 6	1,596	$ 68.98	—	—
August 7 – September 3	—	—	—	—
September 4 – October 1	—	—	—	—

	1,596	$ 68.98

As of October 1, 2011, 7.8 million shares of common stock remain authorized for repurchase (out of the prior December 12, 2007 authorization of the repurchase of 10.0 million shares), of which 5.6 million shares are reserved for purchase in connection with the forward share purchase contract, entered into in the third quarter of 2011 (as discussed in Note J, Equity Arrangements). The forward share purchase contract obligates the Company to pay $350.0 million to the financial institution counterparty and take title to the shares not later than August 2013, or earlier at the Company’s option. The Company may continue to repurchase shares in the open market or through privately negotiated transactions from time to time pursuant to this prior authorization to the extent management deems warranted based on a number of factors, including the level of acquisition activity, the market price of the Company’s common stock and the current financial condition of the Company.

(a)	The shares of common stock in this column were deemed surrendered to the Company by participants in various benefit plans of the Company to satisfy the participants’ taxes related to vesting or delivery of time vesting restricted share units under those plans.

ITEM 6. EXHIBITS

(10)(i)	Offer to the shareholders and warrant holders of Niscayah Group AB (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed on July 25, 2011).
(10)(ii)	Amendment to Stanley Black & Decker, Inc. 2009 Long Term Incentive Plan

(11)	Statement re-computation of per share earnings (the information required to be presented in this exhibit appears in Note C to the Company’s Condensed Consolidated Financial Statements set forth in this Quarterly Report on Form 10-Q).

(31)(i)(a)	Certification by Chief Executive Officer pursuant to Rule 13a-14(a).

(i)(b)	Certification by Chief Financial Officer pursuant to Rule 13a-14(a).

(32)(i)	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(ii)	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The following materials from Stanley Black & Decker Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations for the three and nine months ended October 1, 2011 and October 2, 2010, (ii) Consolidated Balance Sheets at October 1, 2011 and January 1, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three and nine months ended October 1, 2011 and October 2, 2010, (iv) Consolidated Statements of Changes in Shareowner’s Equity at October 1, 2011 and October 2, 2010, and (v) Notes to (Unaudited) Condensed Consolidated Financial Statements**.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANLEY BLACK & DECKER, INC.

Date: November 7, 2011	By:	/s/ Donald Allan, Jr.
Donald Allan, Jr.
Senior Vice President and Chief Financial Officer