Form 10-K
period 2011-12-31
STANLEY BLACK & DECKER, INC.
filed 2012-02-23
CIK 93556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

    Yes  ☐    No  ☑

As of June 29, 2011, the aggregate market values of voting common equity held by non-affiliates of the registrant was $11.7 billion based on the New York Stock Exchange closing price for such shares on that date. On January 31, 2012, the registrant had 169,548,947 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year are incorporated by reference in Part III of the Annual Report on Form 10-K.

TABLE OF CONTENTS

PART I

FORM 10-K

PART I

ITEM 1. BUSINESS

General

The Stanley Works (“Stanley”) was founded in 1843 by Fredrick T. Stanley and incorporated in 1852. In March of 2010, Stanley completed a merger (“the Merger”) with the Black & Decker Corporation (“Black & Decker”). Black & Decker is recognized worldwide for its strong brand names and a superior reputation for quality, design, innovation and value. Management believes the Merger represented a transformative event bringing together two highly complementary companies with iconic brands, rich business histories and common distribution channels, yet minimal product overlap. The Merger also enabled a global offering in hand and power tools, as well as hardware, thus enhancing the Company’s value proposition to customers. In connection with the Merger, Stanley changed its name to Stanley Black & Decker Inc. (“the Company”).

The Company is a diversified global provider of power and hand tools, mechanical access solutions (i.e. automatic doors, commercial and residential locking systems), electronic security and monitoring systems and products and services for various industrial applications with 2011 consolidated annual revenues of $10.4 billion. The Company is continuing to pursue a diversification strategy that involves industry, geographic and customer diversification to foster sustainable revenue, earnings and cash flow growth. The Company has four growth platforms: security (both electronic and mechanical), engineered fastening, infrastructure and healthcare solutions. The Company intends to focus on organic growth across all of its businesses, with the majority of acquisition-related investments being within the four growth platforms. Finally, approximately 51% of the Company’s annual revenues are generated in the United States in 2011, with the remainder largely from Europe, Latin America, and Canada.

Execution of this diversification strategy has entailed approximately $4.6 billion of acquisitions since 2002 (aside from the Merger) and increased brand investment, enabled by strong cash flow generation. The September 2011 acquisition of Niscayah Group AB (“Niscayah”) for a total purchase price of $984.5 million and the July 2010 purchase of CRC-Evans Pipeline International (“CRC-Evans”) for $451.6 million demonstrate this strategy. Niscayah is one of the largest access control and surveillance solutions providers in Europe. Niscayah’s integrated security solutions include video surveillance, access control, intrusion alarms and fire alarm systems, and its offerings include design and installation services, maintenance and repair, and monitoring systems. The acquisition expands and complements the Company’s existing electronic security offerings and further diversifies the Company’s operations and international presence. CRC-Evans is a full line supplier of specialized tools, equipment and services used in the construction of large diameter oil and natural gas transmission pipelines both on and offshore. CRC-Evans also sells and rents custom pipe handling and joint welding and coating equipment used in the construction of large and small diameter pipelines. The acquisition of CRC-Evans served to establish the beginning of the infrastructure platform whereby the Company can provide tools and services to a new set of high growth, high margin end markets and channels.

At December 31, 2011, the Company employed approximately 44,700 people worldwide. The Company’s principal executive office is located at 1000 Stanley Drive, New Britain, Connecticut 06053 and its telephone number is (860) 225-5111.

Description of the Business

The Company’s operations are classified into three reportable business segments, which also represents its operating segments: Construction & Do-It-Yourself (“CDIY”), Security, and Industrial. The Company’s consolidated financial statements include Black & Decker’s results of operations and cash flows from March 13,

2010. All segments have significant international operations in developed countries, but do not have large investments that would be subject to expropriation risk in developing countries. Fluctuations in foreign currency exchange rates affect the U.S. dollar translation of international operations in each segment.

Additional information regarding the Company’s business segments and geographic areas is incorporated herein by reference to the material captioned “Business Segment Results” in Item 7 and Note P, Business Segments and Geographic Areas, of the Notes to the Consolidated Financial Statements in Item 8.

CDIY

The CDIY segment is comprised of the professional power tool and accessories business, the consumer power tool business, which includes outdoor products, plumbing (Pfister) and the hand tools, fasteners & storage business. The segment sells its products to professional end users, distributors and retail consumers. The majority of sales are distributed through retailers, including home centers, mass merchants, hardware stores, and retail lumber yards. Annual revenues in the CDIY segment were $5.3 billion in 2011, representing 50% of the Company’s total revenues.

The professional power tool and accessories business sells professional grade corded and cordless electric power tools and equipment including drills, impact wrenches and drivers, grinders, saws, routers and sanders. The business also sells power tool accessories which include drill bits, router bits, abrasives and saw blades.

The consumer power tool business sells corded and cordless power tools sold under the Black & Decker brand, lawn and garden products and home products. Lawn and garden products include hedge trimmers, string trimmers, lawn mowers, edgers, and related accessories. Home products include hand held vacuums, paint tools and cleaning appliances.

The hand tools, fasteners & storage business sells measuring and leveling tools, planes, hammers, demolition tools, knives, saws and chisels. Fastening products include pneumatic tools and fasteners including nail guns, nails, staplers and staples. Storage products include tool boxes, sawhorses and storage units.

Security

The Security segment is comprised of the electronic security solutions and the mechanical access solutions businesses. Annual revenues in the Security segment were $2.6 billion in 2011, representing 26% of the Company’s total revenues.

The electronic security solutions business designs, supplies and installs electronic security systems and provides electronic security services, including alarm monitoring, video surveillance, fire alarm monitoring, systems integration and system maintenance. Purchasers of these systems typically contract for ongoing security systems monitoring and maintenance at the time of initial equipment installation. The electronic security business also sells healthcare solutions, which includes medical carts and cabinets, asset tracking solutions, infant protection, pediatric protection, patient protection, wander management, fall management, and emergency call products. The electronic security solutions business sells to consumers, retailers, educational, financial and healthcare institutions, as well as commercial, governmental and industrial customers. Products are sold predominantly on a direct sales basis.

The mechanical access solutions business sells and installs automatic doors, residential and commercial hardware, locking mechanisms, electronic keyless entry systems, keying systems, tubular and mortise door locksets. The mechanical access solutions business sells to both residential and commercial customers, with distribution through direct sales, through retailers (including home centers) and, through third party distributors.

Industrial

The Industrial segment is comprised of the industrial and automotive repair tools, engineered fastening and infrastructure businesses. Annual revenues in the Industrial segment were $2.5 billion in 2011, representing 24% of the Company’s total revenues.

The industrial and automotive repair business sells hand tools, power tools, and engineered storage solution products. The business sells to industrial customers in a wide variety of industries and geographies. The products are distributed through third party distributors as well as a direct sales force.

The engineered fastening business primarily sells engineered fasteners designed for specific applications. The product lines include stud welding systems, blind rivets and tools, blind inserts and tools, drawn arc weld studs, engineered plastic fasteners, self-piercing riveting systems and precision nut running systems. The business sells to customers in the automotive, manufacturing, and aerospace industries, amongst others, and its products are distributed through direct sales forces.

The infrastructure business consists of the CRC-Evans business, and the Company’s hydraulics business. The business’s product lines include custom pipe handling machinery, joint welding and coating machinery, weld inspection services and hydraulic tools and accessories. The business sells to the oil and natural gas pipeline industry and other industrial customers. The products and services are primarily distributed through a direct sales force.

Operating Segments – Other Information

Competition

The Company competes on the basis of its reputation for product quality, its well-known brands, its commitment to customer service, strong customer relationships, the breadth of its product lines and its innovative products and customer value propositions.

The Company encounters active competition in the CDIY and Industrial segments from both larger and smaller companies that offer the same or similar products and services. Certain large customers offer private label brands (“house brands”) that compete across a wider spectrum of the Company’s CDIY segment product offerings. Competition in the Security segment is generally fragmented via both large international players and regional companies. Competition tends to be based primarily on price, the quality of service and comprehensiveness of the services offered to the customers.

Major Customers

A significant portion of the Company’s CDIY and Industrial products are sold to home centers and mass merchants in the U.S. and Europe. A consolidation of retailers both in North America and abroad has occurred over time. While this consolidation and the domestic and international expansion of these large retailers has provided the Company with opportunities for growth, the increasing size and importance of individual customers creates a certain degree of exposure to potential sales volume loss. As a result of the Company’s diversification strategy, sales to U.S. home centers and mass merchants declined from a high of approximately 40% in 2002, to 15% before the Merger. In 2011, sales to U.S. home centers and mass merchants were 18%. As acquisitions in the various growth platforms (electronic and mechanical security, engineered fastening, infrastructure and healthcare solutions) are made in future years, the proportion of sales to these valued U.S. and international home center and mass merchant customers is expected to continue to decrease to pre-Merger levels.

Working Capital

The Company continues to practice the operating disciplines encompassed by the Stanley Fulfillment System (“SFS”). SFS has five primary elements that work in concert: sales and operations planning, operational lean, complexity reduction, global supply management, and order-to-cash excellence. The Company develops standardized business processes and system platforms to reduce costs and provide scalability. SFS is instrumental in the reduction of working capital evidenced by the improvement in working capital turns for legacy Stanley from 4.6 in 2003 to 8.6 at the end of 2009, directly preceding the merger. Closing out 2010, once blended with the legacy Black & Decker working capital turns of 4.7, working capital turns for the combined company were 5.7. The opportunity to deploy SFS across the entire combined enterprise and increase turns represented a significant opportunity to generate incremental free cash flow. Through the initial integration of the legacy Black & Decker businesses and the ongoing improvement of the legacy Stanley businesses with the SFS model, working capital turns experienced a 23% improvement from the end of 2010 to 7.0 at the end of 2011 (excluding the impact of Niscayah). In 2012 and beyond, the Company plans to further leverage SFS to generate ongoing improvements both in the existing business and future acquisitions in working capital turns, cycle times, complexity reduction and customer service levels.

Raw Materials

The Company’s products are manufactured using both ferrous and non-ferrous metals including, but not limited to steel, zinc, copper, brass, aluminum and nickel. The Company also purchases resins, batteries, motors, and electronic components to use in manufacturing and assembly operations. The raw materials required are procured globally and available from multiple sources at competitive prices. The Company employs a supplier risk mitigation strategy in order to identify and address any potential supply disruption associated with commodities, components, finished goods and critical services. The Company does not anticipate difficulties in obtaining supplies for any raw materials or energy used in its production processes.

Backlog

Due to short order cycles and rapid inventory turnover in most of the Company’s CDIY and Industrial segment businesses, backlog is generally not considered a significant indicator of future performance. At February 4, 2012, the Company had approximately $770 million in unfilled orders, which mainly relate to the Company’s Security segment. Substantially all of these orders are reasonably expected to be filled within the current fiscal year. As of February 5, 2011 and February 6, 2010, unfilled orders amounted to $705 million and $320 million, respectively.

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

The Company has numerous trademarks that are used in its businesses worldwide. In the CDIY segment, the STANLEY®, FatMax®, DEWalt®, Black & Decker®, Bostitch®, Bailey®, Powerlock®, Tape Rule Case Design®, DustBuster®, Porter-Cable®, and Workmate® of trademarks are material. The STANLEY®, BEST®, Blicktm, HSM®, National®, Sargent & Greenleaf®, S&G® Sonitrol®, Niscayah®, Xmark®, Kwikset®, Weiser®, and Baldwin® trademarks are material to the Security segment. The DEWalt®, CRC®, LaBounty®, MAC®, Mac Tools®, Proto®, Vidmar®, Facom®, USAG®, and Emhart Teknologiestm trademarks are material to the Industrial segment. The terms of these trademarks typically vary from 10 to 20 years, with most trademarks being renewable indefinitely for like terms.

Environmental Regulations

The Company is subject to various environmental laws and regulations in the U.S. and foreign countries where it has operations. Future laws and regulations are expected to be increasingly stringent and will likely increase the Company’s expenditures related to environmental matters.

In the normal course of business, the Company is involved in various lawsuits and claims. In addition, the Company is a party to a number of proceedings before federal and state regulatory agencies relating to environmental remediation. The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of December 31, 2011 and January 1, 2011, the Company had reserves of $165 million and $173 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2011 amount, $12 million is classified as current and $153 million as long-term, which is expected to be paid over the estimated remediation period. The range of environmental remediation costs that is reasonably possible is $140 million to $355 million, which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with policy.

The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. Subject to the imprecision in estimating future contingent liability costs, the Company does not expect that any sum it may have to pay in connection with these matters in excess of the amounts recorded will have a materially adverse effect on its financial position, results of operations or liquidity. Additional information regarding environmental matters is available in Note S, Contingencies, of the Notes to the Consolidated Financial Statements in Item 8.

Employees

At December 31, 2011, the Company had approximately 44,700 employees, 16,600 of whom are employed in the U.S. Approximately 800 U.S. employees are covered by collective bargaining agreements negotiated with 21 different local labor unions who are, in turn, affiliated with approximately 6 different international labor unions. The majority of the Company’s hourly-paid and weekly-paid employees outside the U.S. are not covered by collective bargaining agreements. The Company’s labor agreements in the U.S. expire in 2012, 2013, and 2014. There have been no significant interruptions of the Company’s operations in recent years due to labor disputes. The Company believes that its relationship with its employees is good.

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

ITEM 1A. RISK FACTORS

The Company’s business, operations and financial condition are subject to various risks and uncertainties. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including those risks set forth under the heading entitled "Cautionary Statements Under the Private Securities Litigation Reform Act of 1995", and in other documents that the Company files with the U.S. Securities and Exchange Commission, before making any investment decision with respect to its securities. If any of the risks or uncertainties actually occur or develop, the Company’s business, financial condition, results of operations and future growth prospects could change. Under these circumstances, the trading prices of the Company’s securities could decline, and you could lose all or part of your investment in the Company’s securities.

Changes in customer preferences, the inability to maintain mutually beneficial relationships with large customers, inventory reductions by customers, and the inability to penetrate new channels of distribution could adversely affect the Company’s business.

The Company has certain significant customers, particularly home centers and major retailers, although no one customer represented more than 10% of consolidated net sales in 2011. However, the two largest customers comprised nearly 16% of net sales, with U.S. and international mass merchants and home centers collectively comprised approximately 23% of net sales. The loss or material reduction of business, the lack of success of sales initiatives, or changes in customer preferences or loyalties, for the Company’s products related to any such significant customer could have a material adverse impact on the Company’s results of operations and cash flows. In addition, the Company’s major customers are volume purchasers, a few of which are much larger than the Company and have strong bargaining power with suppliers. This limits the ability to recover cost increases through higher selling prices. Furthermore, unanticipated inventory adjustments by these customers can have a negative impact on sales.

If customers in our electronic security solutions business are dissatisfied with our services and switch to competitive services, or disconnect for other reasons, our attrition rates may increase. In periods of increasing attrition rates, recurring revenue and results of operations may be materially adversely affected. The risk is more pronounced in times of economic uncertainty, as customers may reduce amounts spent on the products and services we provide.

In times of tough economic condition, the Company has experienced significant distributor inventory corrections reflecting de-stocking of the supply chain associated with difficult credit markets. Such distributor de-stocking exacerbated sales volume declines pertaining to weak end user demand and the broader economic recession. The Company’s results may be adversely impacted in future periods by such customer inventory adjustments. Further, the inability to continue to penetrate new channels of distribution may have a negative impact on the Company’s future results.

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

SFS is a continuous operational improvement process applied to many aspects of the Company’s business such as procurement, quality in manufacturing, maximizing customer fill rates, integrating acquisitions and other key business processes. In the event the Company is not successful in effectively applying the SFS disciplines to its key business processes, including those of acquired businesses, its ability to compete and future earnings could be adversely affected.

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

The Company’s competitive advantage is due in part to its ability to develop and introduce new products in a timely manner at favorable margins. The uncertainties associated with developing and introducing new products, such as market demand and costs of development and production may impede the successful development and introduction of new products on a consistent basis. Introduction of new technology may result in higher costs to the Company than that of the technology replaced. That increase in costs, which may continue indefinitely or until and if increased demand and greater availability in the sources of the new technology drive down its cost could adversely affect the Company’s results of operations. Market acceptance of the new products introduced in recent years and scheduled for introduction in 2012 may not meet sales expectations due to various factors, such as the failure to accurately predict market demand, end-user preferences, and evolving industry standards. Moreover, the ultimate success and profitability of the new products may depend on the Company’s ability to resolve technical and technological challenges in a timely and cost-effective manner, and to achieve manufacturing efficiencies. The Company’s investments in productive capacity and commitments to fund advertising and product promotions in connection with these new products could erode profits if those expectations are not met.

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

We have significant operations outside of the United States, which are subject to political, economic and other risks inherent in operating outside of the United States.

We generate revenue outside of the United States and expect it to continue to represent a significant portion of our total revenue. Business operations outside of the United States are subject to political, economic and other risks inherent in operating in certain countries, such as:

•	the difficulty of enforcing agreements and protecting assets through legal systems outside the U.S.;

•	managing widespread operations and enforcing internal policies and procedures such as compliance with U.S. and foreign anti-bribery and anti-corruption regulations;

•	trade protection measures and import or export licensing requirements;

•	the application of certain labor regulations outside of the United States;

•	compliance with a wide variety of non-U.S. laws and regulations;

•	changes in the general political and economic conditions in the countries where we operate, particularly in emerging markets;

•	the threat of nationalization and expropriation;

•	increased costs and risks of doing business in a wide variety of jurisdictions; and

•	limitations on repatriation of earnings;

Changes in the political or economic environments in the countries in which we operate could have a material adverse effect on our financial condition, results of operations or cash flows.

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

The Company is committed to continuous productivity improvement and evaluating opportunities to reduce fixed costs, simplify or improve processes, and eliminate excess capacity. The Company has undertaken restructuring actions, the savings of which may be mitigated by many factors, including economic weakness, competitive pressures, and decisions to increase costs in areas such as sales promotion or research and development above levels that were otherwise assumed. Failure to achieve or delays in achieving projected levels of efficiencies and cost savings from such measures, or unanticipated inefficiencies resulting from manufacturing and administrative reorganization actions in progress or contemplated, would adversely affect the Company’s results.

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

Despite efforts to prevent such situations, insurance policies and loss control and risk management practices that partially mitigate these risks, the Company’s systems may be affected by damage or interruption from, among other causes, power outages, computer viruses, or security breaches. Computer hardware and storage equipment that is integral to efficient operations, such as e-mail, telephone and other functionality, is concentrated in certain physical locations in the various continents in which the Company operates.

In addition, the Company is in the process of system conversions to SAP as well as other applications to provide a common platform across most of its businesses. There can be no assurances that expected expense synergies will be achieved or that there will not be delays to the expected timing of such synergies. It is possible the costs to complete the system conversions may exceed current expectations, and that significant costs may be incurred that will require immediate expense recognition as opposed to capitalization. The risk of disruption to key operations is increased when complex system changes such as the SAP conversions are undertaken. If systems fail to function effectively, or become damaged, operational delays may ensue and the Company may be forced to make significant expenditures to remedy such issues. Any significant disruption in the Company’s computer operations could have a material adverse impact on its business and results.

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

The Company’s products are manufactured using both ferrous and non-ferrous metals including, but not limited to, steel, zinc, copper, brass, aluminum, nickel and resin. Additionally, the Company uses other commodity-based materials for components and packaging including, but not limited to, plastics, wood and other corrugated products. The Company’s cost base also reflects significant elements for freight, energy and labor. The Company also sources certain finished goods directly from vendors. If the Company is unable to mitigate any inflationary increases through various customer pricing actions and cost reduction initiatives, its profitability may be adversely affected.

Conversely, in the event there is deflation, the Company may experience pressure from its customers to reduce prices; there can be no assurance that the Company would be able to reduce its cost base (through negotiations with suppliers or other measures) to offset any such price concessions which could adversely impact results of operations and cash flows.

Further, as a result of inflationary or deflationary economic conditions, the Company believes it is possible that a limited number of suppliers may either cease operations or require additional financial assistance from the Company in order to fulfill their obligations. In a limited number of circumstances, the magnitude of the Company’s purchases of certain items is of such significance that a change in established supply relationships with suppliers or increase in the costs of purchased raw materials, component parts or finished goods could result in manufacturing interruptions, delays, inefficiencies or an inability to market products. Changes in value-added tax rebates currently available to the Company or to its suppliers could also increase the costs of the Company’s manufactured products as well as purchased products and components and could adversely affect the Company’s results.

Uncertainty about the financial stability of several countries in the European Union (EU), the increasing risk that those countries may default on their sovereign debt and related stresses on the European economy could have a significant adverse effect on our business, results of operations and financial condition.

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these EU “peripheral nations” to continue to service their sovereign debt obligations. These conditions impacted financial markets and resulted in high and volatile bond yields on the sovereign debt of many EU nations. Certain European nations continue to experience varying degrees of financial stress, and yields on government-issued bonds in Greece, Ireland, Italy, Portugal and Spain have risen and remain volatile. Despite assistance packages to Greece, Ireland and Portugal, the creation of a joint EU-IMF European Financial Stability Facility in May 2010, and a recently announced plan to expand financial assistance to Greece, uncertainty over the outcome of the EU governments’ financial support programs and worries about sovereign finances persist. Market concerns over the direct and indirect exposure of European banks and insurers to the EU peripheral nations has resulted in a widening of credit spreads and increased costs of funding for some European financial institutions.

Risks and ongoing concerns about the debt crisis in Europe could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions. Market and economic disruptions have affected, and may continue to affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. There can be no assurance that the market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not spread, nor can there be any assurance that future assistance packages will be available or, even if provided, will be sufficient to stabilize the affected countries and markets in Europe or elsewhere. To the extent uncertainty regarding the economic recovery continues to negatively impact consumer confidence and consumer credit factors, our business and results of operations could be significantly and adversely affected.

The Company generates approximately 28% of its revenues from Europe (which increases to 31% on a pro-forma basis with the full year impact of the Niscayah acquisition). Each of the Company’s segments generate sales from the European marketplace, with the sales activity being somewhat concentrated within France, the Nordic region, Germany and the UK. While the Company believes any downturn in the European marketplace would be offset to some degree by sales growth in emerging markets and stability in North America, the Company’s future growth, profitability and financial liquidity could be affected, in several ways, including but not limited to the following:

•	depressed consumer and business confidence may decrease demand for our products and services;

•	our customers may implement cost-reduction initiatives or delay purchases to address inventory levels;

•	significant declines of foreign currency values in countries where the Company operates could impact both the revenue growth and overall profitability in those geographies;

•	a devaluation of or a break-up of the Euro could have an effect on the credit worthiness (as well as the availability of funds) of customers impacting the collectability of receivables;

•	a devaluation of or break of the Euro could have an adverse effect on the value of financial assets of the Company in the effected countries;

•	a slowdown in global merger and acquisition activity could limit the Company from expanding through acquisition;

•

the impact of an event (individual country default or break up of the Euro) could have an adverse impact on the global credit markets and global liquidity potentially impacting the Company’s ability to access the credit markets and to raise capital.

The Company is exposed to market risk from changes in foreign currency exchange rates which could negatively impact profitability.

The Company manufactures and sells its products in many countries throughout the world. As a result, there is exposure to foreign currency risk as the Company enters into transactions and makes investments denominated in multiple currencies. The Company’s predominant exposures are in European, Canadian, British and Asian currencies, including the Chinese Renminbi ("RMB"). In preparing its financial statements, for foreign operations with functional currencies other than the U.S. dollar, asset and liability accounts are translated at current exchange rates, and income and expenses are translated using weighted-average exchange rates. With respect to the effects on translated earnings, if the U.S. dollar strengthens relative to local currencies, the Company’s earnings could be negatively impacted. In 2011, foreign currency translation positively impacted revenues by approximately $200 million and diluted earnings per share by approximately $0.17. The translation impact will vary over time and may be more material in the future. Although the Company utilizes risk management tools, including hedging, as it deems appropriate, to mitigate a portion of potential market fluctuations in foreign currencies, there can be no assurance that such measures will result in all market fluctuation exposure being eliminated. The Company does not make a practice of hedging its non-U.S. dollar earnings.

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

As described in Note H, Long-Term Debt and Financing Arrangements, of the Notes to the Consolidated Financial Statements in Item 8, the Company has a committed revolving credit agreement expiring in March 2015 supporting borrowings up to $1.2 billion. Further, in connection with the Niscayah acquisition, the Company entered into a revolving credit agreement in July 2011 that will expire in July 2012. This facility had $750 million capacity at December 2011. No amounts were outstanding against either facility at December 31, 2011.

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

•

maintenance of a specified financial ratio. The Company has an interest coverage covenant that must be maintained to permit continued access to its committed revolving credit facilities. The interest coverage ratio tested for covenant compliance compares adjusted Earnings Before Interest, Taxes, Depreciation and Amortization to adjusted Interest Expense (“adjusted EBITDA”/”adjusted Interest Expense”); such adjustments to interest or EBITDA include, but are not limited to, removal of non-cash interest expense, certain restructuring and other merger and acquisition-related charges as well as stock-based compensation expense. The ratio required for compliance is 3.5 EBITDA to 1.0 Interest Expense and is computed quarterly, on a rolling twelve months (last twelve months) basis. Under this covenant definition, the interest coverage ratio was approximately 14 times EBITDA or higher in each of the 2011 quarterly measurement periods. Management does not believe it is reasonably likely the Company will breach this covenant. Failure to maintain this ratio could adversely affect further access to liquidity.

Future instruments and agreements governing indebtedness may impose other restrictive conditions or covenants. Such covenants could restrict the Company in the manner in which it conducts business and operations as well as in the pursuit of its growth and repositioning strategies.

The Company is exposed to counterparty risk in its hedging arrangements.

From time to time the Company enters into arrangements with financial institutions to hedge exposure to fluctuations in currency and interest rates, including forward contracts, options and swap agreements. The failure of one or more counterparties to the Company’s hedging arrangements to fulfill their obligations could adversely affect the Company’s results of operations.

Tight capital and credit markets or the failure to maintain credit ratings could adversely affect the Company by limiting the Company’s ability to borrow or otherwise access liquidity.

The Company’s growth plans are dependent on, among other things, the availability of funding to support corporate initiatives and complete appropriate acquisitions and the ability to increase sales of existing product lines. While the Company has not encountered financing difficulties to date, the capital and credit markets experienced extreme volatility and disruption in recent years. Market conditions could make it more difficult for the Company to borrow or otherwise obtain the cash required for significant new corporate initiatives and acquisitions. In addition, there could be a number of follow-on effects from such a credit crisis on the Company’s businesses, including insolvency of key suppliers resulting in product delays; inability of customers to obtain credit to finance purchases of the Company’s products and services and/or customer insolvencies.

In addition, the major rating agencies regularly evaluate the Company for purposes of assigning credit ratings. The Company’s ability to access the credit markets, and the cost of these borrowings, is affected by the strength of its credit ratings and current market conditions. Failure to maintain credit ratings that are acceptable to investors may adversely affect the cost and other terms upon which the Company is able to obtain financing, as well as access to the capital markets.

The failure to successfully continue to integrate the businesses of Stanley and Black & Decker in the expected time frame could adversely affect the Company’s future results.

The success of the Merger continues to depend, in large part, on the ability of the Company to realize the anticipated benefits, including cost savings, from combining the businesses of Stanley and Black & Decker. To realize these anticipated benefits, the businesses of Stanley and Black & Decker must be successfully integrated. This integration is complex and time-consuming. The failure to integrate successfully and to successfully manage the challenges presented by the integration process may result in the combined company not achieving the anticipated benefits of the Merger.

Potential difficulties that may be encountered in the integration process include the following:

•

the inability to continue successfully integrating the businesses of Stanley and Black & Decker in a manner that permits the combined company to achieve the cost savings anticipated to result from the Merger;

•	the inability to implement information technology system changes to get the combined businesses on common platforms;

•	complexities associated with managing the larger, more complex, combined business;

•	performance shortfalls as a result of the diversion of management’s attention caused by the continued integration of the companies’ operations.

Additionally, the Company has incurred, and will continue to incur substantial integration-related expenses resulting from the Merger and other acquisitions. The Company anticipates incurring $242 million of such charges in 2012. While management believes this estimate is reasonable, the amount of future integration expense is not certain and could result in the Company taking significant additional charges against earnings in future periods.

The Company’s acquisitions may result in certain risks for its business and operations.

In 2011, the Company completed the acquisition of Niscayah and nine smaller acquisitions. In 2010, along with the Merger, the Company completed the acquisition of CRC-Evans, as well as nine smaller acquisitions. Prior to 2010, the Company completed a number of acquisitions, including, but not limited to, GdP, Sonitrol and Xmark in 2008. The Company may make additional acquisitions in the future.

Acquisitions involve a number of risks, including:

•	the possibility that the acquired companies will not be successfully integrated or that anticipated cost savings, synergies, or other benefits will not be realized,

•	the acquired businesses will lose market acceptance or profitability,

•	the diversion of Company management’s attention and other resources,

•	the incurrence of unexpected liabilities, and

•	the loss of key personnel and clients or customers of acquired companies.

In addition, the success of the Company’s growth and repositioning strategy will depend in part on its ability to:

•	identify suitable future acquisition candidates,

•	obtain the necessary financing,

•	combine operations,

•	integrate departments, systems and procedures, and

•	obtain cost savings and other efficiencies from the acquisitions.

Failure to effectively consummate or manage future acquisitions may adversely affect the Company’s existing businesses and harm its operational results due to large write-offs, contingent liabilities, substantial depreciation, adverse tax or other consequences. The Company is still in the process of integrating the businesses and operations of Niscayah, CRC-Evans and certain other smaller acquisitions. The Company cannot ensure that such integrations will be successfully completed or that all of the planned synergies will be realized.

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

As a result of the Merger and other acquisitions, the Company has $6.9 billion of goodwill, $1.6 billion of indefinite-lived trade names and $1.5 billion of definite-lived intangible assets at December 31, 2011. The Company is required to periodically, at least annually, determine if its goodwill or indefinite-lived trade names have become impaired, in which case it would write down the impaired portion of the intangible asset. The definite-lived intangible assets, including customer relationships, are amortized over their estimated useful lives; such assets are also evaluated for impairment when appropriate. Impairment of intangible assets may be triggered by developments outside of the Company’s control, such as worsening economic conditions, technological change, intensified competition or other factors resulting in deleterious consequences.

If the investments in employee benefit plans do not perform as expected, the Company may have to contribute additional amounts to these plans, which would otherwise be available to cover operating expenses or other business purposes.

The Company sponsors pension and other post-retirement defined benefit plans. The Company’s defined benefit plan assets are currently invested in equity securities, government and corporate bonds and other fixed income securities, money market instruments and insurance contracts. The Company’s funding policy is generally to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with applicable law which require, among other things, that the Company make cash contributions to under-funded pension plans. During 2011, the Company made cash contributions to its defined benefit plans of $131 million and it expects to contribute $110 million to its defined benefit plans in 2012.

There can be no assurance that the value of the defined benefit plan assets, or the investment returns on those plan assets, will be sufficient in the future. It is therefore possible that the Company may be required to make higher cash contributions to the plans in future years which would reduce the cash available for other business purposes, and that the Company will have to recognize a significant pension liability adjustment which would decrease the net assets of the Company and result in higher expense in future years. The fair value of these assets at December 31, 2011 was $1.789 billion.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2011, the Company and its subsidiaries owned or leased significant facilities used for manufacturing, distribution and sales offices in 18 states and 18 foreign countries. The Company leases its corporate headquarters in New Britain, Connecticut. The Company has 91 other facilities that are larger than 100,000 square feet. These facilities are broken out by segment as follows:

	Owned	Leased	Total
CDIY	27	20	47
Security	11	12	23
Industrial	18	3	21

Total	56	35	91

The combined size of these facilities is approximately 25 million square feet. The buildings are in good condition, suitable for their intended use, adequate to support the Company’s operations, and generally fully utilized.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed and traded on the New York Stock Exchange, Inc. (“NYSE”) under the abbreviated ticker symbol “SWK”, and is a component of the Standard & Poor’s (“S&P”) 500 Composite Stock Price Index. The Company’s high and low quarterly stock prices on the NYSE for the years ended December 31, 2011 and January 1, 2011 follow:

	2011			2010
	High	Low	Dividend Per Common Share	High	Low	Dividend Per Common Share
QUARTER:
First	$77.22	$65.50	$0.41	$59.90	$51.25	$0.33
Second	$77.29	$66.72	$0.41	$65.07	$49.58	$0.33
Third	$75.33	$47.83	$0.41	$62.02	$49.62	$0.34
Fourth	$68.50	$48.25	$0.41	$67.29	$58.71	$0.34

Total			$1.64			$1.34

As of January 31, 2012 there were 11,613 holders of record of the Company’s common stock. Information required by Item 201(d) of Regulation S-K concerning securities authorized for issuance under equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K.

The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the three months ended December 31, 2011:

2011	(a) Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Plan or Program	Maximum Number Of Shares That May Yet Be Purchased Under The Program
October 2 – November 5	1,169	$58.14	—	—
November 6 – December 3	—	—	—	—
December 4 – December 31	76,398	$64.22	—	—

Total	77,567	$64.13	—	—

(a)	The shares of common stock in this column were deemed surrendered to the Company by participants in various benefit plans of the Company to satisfy the participants’ taxes related to vesting or delivery of time-vesting restricted share units under those plans.

As of December 31, 2011, 7.8 million shares of common stock remain authorized for repurchase (out of the prior December 12, 2007 authorization for the repurchase of 10.0 million shares). Furthermore, 5.6 million shares are reserved for purchase in connection with the forward share purchase contract, entered into in the third quarter of 2011 (as discussed within Note J, Capital Stock). The forward share purchase contract obligates the Company to pay $350.0 million to the financial institution counterparty and take title to the shares not later than August 2013 or earlier at the Company’s option. The Company may continue to repurchase shares in the open market or through privately negotiated transactions from time to time pursuant to this prior authorization to the extent management deems warranted based on a number of factors, including the level of acquisition activity, the market price of the Company’s common stock and the current financial condition of the Company.

ITEM 6. SELECTED FINANCIAL DATA

The Merger and other significant acquisitions made by the Company during the five-year period presented below affect comparability of results. Refer to Note E, Merger and Acquisitions, of the Notes to Consolidated Financial Statements for further information. Additionally, as detailed in Note T, Discontinued Operations, of the Notes to Consolidated Financial Statements, and prior year 10-K filings, the results in 2007 through 2011 were recast for certain discontinued operations for comparability (in millions, except per share amounts):

	2011 (a)	2010 (b)	2009(d)	2008(f)	2007(g)
Continuing Operations:
Net sales	$10,376	$8,344	$3,683	$4,354	$4,291
Net earnings attributable to common shareowners	$691	$202	$226	$213	$316
Basic earnings (loss) per share:
Continuing operations	$4.16	$1.37	$2.82	$2.70	$3.83
Discontinued operations(c)	$(0.10)	$(0.03)	$(0.01)	$1.19	$0.20

Total basic earnings per share	$4.06	$1.34	$2.81	$3.88	$4.03
Diluted earnings (loss) per share:
Continuing operations	$4.06	$1.35	$2.81	$2.67	$3.76
Discontinued operations(c)	$(0.10)	$(0.03)	$(0.01)	$1.18	$0.19

Total diluted earnings per share	$3.97	$1.32	$2.79	$3.84	$3.95
Percent of net sales (Continuing operations):
Cost of sales	63.4%	64.8%	59.5%	62.2%	62.0%
Selling, general and administrative(e)	24.6%	25.8%	27.6%	25.1%	23.8%
Other-net	2.7%	2.4%	2.6%	2.3%	2.0%
Interest, net	1.1%	1.2%	1.6%	1.9%	2.0%
Earnings before income taxes	7.5%	2.9%	7.7%	6.6%	9.9%
Net earnings attributable to common shareowners	6.7%	2.4%	6.2%	4.9%	7.4%
Balance sheet data:
Total assets	$15,949	$15,139	$4,769	$4,867	$4,741
Long-term debt	$2,926	$3,018	$1,085	$1,384	$1,165
Stanley Black & Decker, Inc.’s Shareowners’ Equity	$7,004	$7,017	$1,986	$1,706	$1,754
Ratios:
Current ratio	1.3	1.8	1.2	1.3	1.4
Total debt to total capital	33.0%	32.9%	41.0%	48.6%	45.4%
Income tax rate — continuing operations	11.4%	15.7%	19.5%	24.8%	25.0%
Return on average equity — continuing operations	9.9%	4.5%	12.3%	12.4%	19.2%
Common stock data:
Dividends per share	$1.64	$1.34	$1.30	$1.26	$1.22
Equity per share at year-end	$42.84	$42.18	$24.68	$21.63	$21.82
Market price per share — high	$77.29	$67.29	$53.13	$52.18	$64.25
Market price per share — low	$47.83	$49.58	$22.75	$24.19	$47.01
Average shares outstanding (in 000’s):
Basic	165,832	147,224	79,788	78,897	82,313
Diluted	170,105	150,167	80,396	79,874	84,046
Other information:
Average number of employees	44,309	36,939	17,393	17,862	17,344
Shareowners of record at end of year	11,643	11,964	12,315	12,593	12,482

(a)	The Company’s 2011 results include $256 million (pre-tax) of merger and acquisition-related charges incurred in connection with the Merger and other acquisition activities, such as Niscayah. These charges include facility closure-related charges, employee related matters, including severance costs, transaction and integration costs. As a result of these charges, net earnings attributable to common shareowners were reduced by $200 million (or $1.18 per diluted shares), Cost of sales as a % of Net sales was 32 basis points higher, Selling, general & administrative as a % of Net sales was 96 basis points higher, Other-net as a % of Net sales was 49 basis points higher, Earnings before income taxes as a % of Net sales was 247 basis points lower, Net earnings attributable to common shareowners as a % of Net sales was 192 basis points lower, Income tax rate — continuing operations ratio was 345 basis points lower and the Return on average equity-continuing operations ratio was 285 basis points lower.

During 2011, the Company recognized an income tax benefit attributable to the settlement of certain tax contingencies of $73 million, or $0.43 per diluted share.

(b)	The Company’s consolidated financial statements include Black & Decker’s results of operations and cash flows from March 13, 2010. The Company’s 2010 results include $538 million (pre-tax) of merger and acquisition-related charges incurred in connection with the Merger. Such charges include amortization of inventory step-up, facility closure-related charges, certain executive compensation and severance costs, transaction and integration costs, partially offset by pension curtailment gains. As a result of these charges, Net earnings attributable to common shareowners were reduced by $421 million, Diluted earnings per share were reduced by $2.80, Cost of sales as a % of Net sales was 230 basis points higher, Selling, general & administrative as a % of Net sales was 100 basis points higher, Other-net as a % of Net sales was 50 basis points higher, Earnings before income taxes as a % of Net sales was 640 basis points lower, Net earnings attributable to common shareowners as a % of Net sales was 500 basis points lower, Income tax rate — continuing operations ratio was 620 basis points lower and the Return on average equity-continuing operations ratio was 935 basis points lower.

In the second quarter of 2010, the Company recognized an income tax benefit attributable to the settlement of certain tax contingencies of $36 million, or $0.21 per diluted share.

(c)	Amounts in 2011 reflect a $18.8 million, or $0.11 per diluted share, loss on the sale of three businesses. Refer to Note T, Discontinued Operations of the Notes to the Consolidated Financial Statements in Item 8, for further information. Amounts in 2008 reflect an $84 million, or $1.05 per diluted share, after-tax gain recorded in discontinued operations for the sale of the CST/berger laser measuring business.
(d)	In the second quarter of 2009, the Company recognized a $0.34 per diluted share gain on debt extinguishment from the repurchase of $103.0 million of junior subordinated debt securities. In the fourth quarter of 2009, the Company incurred $18 million in after tax charges, or $0.22 per diluted share, related to transaction and integration planning costs associated with the Merger.
(e)	SG&A is inclusive of the Provision for Doubtful Accounts.
(f)	In 2008, the Company recognized $61 million, or $0.54 per diluted share, of pre-tax restructuring and asset impairment charges from continuing operations pertaining to cost actions taken in response to weak economic conditions.
(g)	Stanley Black & Decker, Inc’s Shareowners’ Equity was reduced by $14 million in fiscal 2007 for the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109,” codified in FASB Accounting Standards Codification (“ASC”) 740 “Income Taxes”.

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

Strategic Objectives

The Company has maintained a consistent strategic framework over time:

•

Maintaining portfolio transition momentum by continuing diversification toward higher growth, higher profit businesses, increasing relative weighting of emerging markets and opportunistically consolidating the tool industry;

•	Being selective and operating in markets where brand is meaningful, the value proposition is definable and sustainable through innovation and global cost leadership is achievable;

•

Pursuing growth on multiple fronts through building existing growth platforms such as security (both electronic and mechanical) and engineered fastening and growing the more nascent stage infrastructure and healthcare platforms;

•	Accelerating progress via SFS.

Stanley has pursued this strategy which involves industry, geographic and customer diversification, in order to pursue sustainable revenue, earnings and cash flow growth. In May 2011, the Company’s GICS code was changed to “Industrials – Capital Goods – Machinery” from “Consumer Discretionary – Consumer Durables – Household Durables” which reflects the evolution of the Company.

The Company’s vision to be a consolidator of the tool industry and to increase its relative weighting in emerging markets has been significantly enhanced by the Merger, which along with the impact from the Company’s diversification strategy has driven continued improvements in financial performance. Sales outside the U.S. represented 49% of total net sales in 2011, up from 29% in 2002. As further illustration of our diversification strategy, 2011 sales to U.S. and international home centers and mass merchants were approximately 23%, including nearly 16% in sales to the Company’s two largest customers, which is down from 31% in 2010, including 20% in sales to the Company’s two largest customers. As acquisitions in the various growth platforms (electronic and mechanical security, engineered fastening, infrastructure and healthcare solutions) are made in future years, the proportion of sales to these valued U.S. and international home center and mass merchant customers is expected to continue to decrease.

Execution of this strategy has entailed approximately $4.6 billion of acquisitions since 2002 (aside from the Merger), several divestitures and increased brand investment, enabled by strong cash flow generation. During the same time period, the Company has returned 47% of free cash flow to its shareowners.

The Company’s long-term financial objectives are:

•	4-6% organic revenue growth; 10-12% total revenue growth;

•	Mid-teens percentage EPS growth;

•	Free cash flow greater than or equal to net income;

•	Return on capital employed (ROCE) of 15%;

•	Continued dividend growth; and

•	Strong investment grade credit rating.

The Company’s long-term capital allocation objectives pertaining to the deployment of free cash flow are:

•	Invest approximately 2/3 in acquisitions; and

•	Return approximately 1/3 to shareowners, as the Company remains committed to continued dividend growth and opportunistic share buy backs.

The following represent examples of executing on our strategic objectives:

2011 Acquisitions

In September 2011, the Company completed the acquisition of Niscayah Group AB (“Niscayah”) for a total purchase price of $984.5 million. Niscayah is one of the largest access control and surveillance solutions providers in Europe. Niscayah’s integrated security solutions include video surveillance, access control, intrusion alarms and fire alarm systems, and its offerings include design and installation services, maintenance and repair, and monitoring systems. The acquisition expands and complements the Company’s existing security product offerings and further diversifies the Company’s operations and international presence. Management believes the acquisition of Niscayah will result in approximately $80 million in cost synergies by the end of 2013. Additionally, the acquisition is expected to provide a benefit of approximately $0.45 of earnings per diluted share (excluding expected acquisition related charges of $60 million to $80 million) by 2014, with $0.20 in 2012.

In September 2011, the Company acquired Microtec Enterprises, Inc. (“Microtec”, which operates under the business name “AlarmCap”) for $59 million, net of cash acquired. AlarmCap is one of the leading security alarm service providers in Canada, serving more than 79,000 residential and commercial customers. It offers customers a full suite of security and related monitoring products and services, including intrusion, smoke detection and environmental services. AlarmCap and Niscayah are being integrated into the Company’s Security segment.

In January 2011, the Company acquired InfoLogix, Inc. (“Infologix”) for $60 million, net of cash acquired. Infologix is a leading provider of enterprise mobility solutions for the healthcare and commercial industries and has added an established provider of mobile workstations and asset tracking solutions to the Company’s existing healthcare solutions operations, which operates under the Company’s Security segment.

By completing these three acquisitions in 2011, and the acquisitions of Stanley Solutions de Securite (“SSDS”) and GMT in 2010, the Company has further advanced its strategy of becoming a global market leader in the commercial security industry. On a pro-forma combined basis (assuming Niscayah and other 2011 acquisitions were purchased at the beginning of 2011), annual revenues of the Security segment have grown to $3.3 billion, with 48% of the total earned outside of the U.S. On a pro-forma basis (assuming the Merger and 2010 Security segment acquisitions occurred at the beginning of the fiscal year) Security segment revenues were $2.2 billion in 2010, of which 30% were earned outside of the U.S. Security revenue would have accounted for 31% of the Company’s total revenues in 2011 on a pro-forma basis, compared to 10% in 2002 which is the year that the security expansion strategy was launched.

2011 Divestitures

The Company sold three small businesses for total cash proceeds of $27 million. The largest of these businesses was part of the Company’s Industrial segment, with the two smaller businesses being part of the Company’s Security segment. Net sales associated with these businesses were $61 million, $66 million, and $54 million in 2011, 2010 and 2009, respectively. These businesses were sold as the related product lines provided limited growth opportunity or were not considered part of the Company’s core offerings. The operating results of these three businesses have been reported as discontinued operations in the Consolidated Statements of Operations for all periods presented.

Merger

In March of 2010, Stanley completed a merger with Black & Decker. Black & Decker is recognized worldwide for its strong brand names and a superior reputation for quality, design, innovation and value. Management believes the Merger represented a transformative event bringing together two highly complementary companies with iconic brands, rich business histories and common distribution channels, yet minimal product overlap. The Merger also enabled a global offering in hand and power tools, as well as hardware, thus enhancing the Company’s value proposition to customers.

Management believes the Merger will result in approximately $450 million ($485 million on an annualized basis) in cost synergies, which are expected to be achieved by the end of 2012 and which will help fuel future profit growth and facilitate global cost leadership. The Company is on track with the integration of Stanley and Black & Decker, and realized approximately $350 million of cost synergies through 2011. Additionally, revenue synergies from the Merger are projected to be in the range of $300 million to $400 million by the end of 2013, which implies a benefit of approximately $0.35 — $0.50 of earnings per diluted share. Revenue synergies are predominantly being derived from geographic expansion, cross-selling opportunities and brand expansion.

Acquisition of CRC-Evans

In July 2010, the Company acquired CRC-Evans for a purchase price of $451.2 million, net of cash acquired. CRC-Evans immediately established a scalable, global growth business platform for the Company to capitalize on favorable end-market trends in the oil and gas infrastructure area. CRC-Evans is a supplier of specialized tools, equipment and services used in the construction of oil and natural gas transmission pipelines. CRC-Evans also sells and rents custom pipe handling and joint welding and coating equipment used in the construction of large and small diameter pipelines. The acquisition of CRC-Evans diversifies the Company’s revenue base and provides the Company with a strategic and profitable growth platform. CRC-Evans has been consolidated into the Company’s Industrial segment.

Driving Further Profitable Growth Within Existing Platforms

While diversifying the business portfolio through expansion in the Company’s specified growth platforms is important, management recognizes that the branded tool and storage product offerings in the CDIY and Industrial segment businesses are important foundations of the Company that provide strong cash flow generation and growth prospects. Management is committed to growing these businesses through innovative product development, as evidenced by the success of the 12-volt, 18-volt and 20-volt MAX lithium ion power tool lines in the CDIY segment, brand support, continued investment in emerging markets and strong focus on global cost competitiveness to foster vitality over the long term. The Company’s industrial and automotive repair tool business within the Industrial segment is creating significant organic growth through a vertical integration of hand tool, power tool and engineered storage solutions. The integration of these products and solutions has won new customers and increased volume to existing customers in the automotive aftermarket, military, infrastructure, aerospace and industrial industries.

Continuing to Invest in the Stanley Black & Decker Brands

The Company has a strong portfolio of brands associated with high-quality products including Stanley®, FatMax®, DEWalt®, Black & Decker®, Porter-Cable®, Bostitch®, Facom®, Mac®, Proto®, CRC®, Emhart Teknologiestm, Vidmar®, Niscayah®, Kwikset® and Baldwin®. The Stanley® and Black & Decker®, brands are recognized as two of the world’s great brands and are one of the Company’s most valuable assets. Sustained brand support has yielded a steady improvement across the spectrum of legacy Stanley brand awareness measures, notably a climb in unaided Stanley hand tool brand awareness from 27% in 2005 to 48% in 2011. Stanley and DEWalt had prominent signage at 13 major league baseball stadiums or 40% of all major league baseball games. The Company is also maintaining long-standing NASCAR racing sponsorships which will entail brand exposure over 36 race weekends in 2012. The Company is in year four of a ten year alliance agreement with the Walt Disney World Resort® whereby Stanley® and DEWalt® logos are displayed on construction walls throughout the theme parks and Stanley®, Mac®, Proto®, and Vidmar® brand logos and/or products are featured in various attractions where they will be seen by millions of visitors each year. Additionally, Stanley is “The Official Tool Provider of the Walt Disney World Resort®.” In 2009 the Company also began advertising in the English Premier League which is the number one soccer league in the world, watched weekly by 650 million people around the world. In 2012 and 2013, the Company will advertise in approximately 225 televised events. Starting in 2011 the Company became a sponsor of the Liverpool Football Club and the Fulham Football Club including player rights, hospitality assets and stadium signage. The Company advertises in 60 televised Professional Bull Riders events in the US and Brazil and sponsors three riders. Additionally the Company sponsors a team and two riders in Moto GP, the world’s premiere motorcycle racing series. The Company will continue to allocate its brand and advertising spend wisely generating more than 25 billion brand impressions annually.

The Stanley Fulfillment System

SFS employs continuous improvement techniques to streamline operations and drive efficiency throughout the supply chain. SFS has five primary elements that work in concert: sales and operations planning (“S&OP”), operational lean, complexity reduction, global supply management, and order-to-cash excellence. S&OP is a dynamic and continuous unified process that links and balances supply and demand in a manner that produces world-class fill rates while minimizing DSI (Days Sales of Inventory). Operational lean is the systemic application of lean principles in progressive steps throughout the enterprise to optimize flow toward a pre-defined end state by eliminating waste, increasing efficiency and driving value. Complexity reduction is a focused and overt effort to eradicate costly and unnecessary complexity from our products, supply chain and back room process and organizations. Complexity reduction enables all other SFS elements and, when successfully deployed, results in world-class cost, speed of execution and customer satisfaction. Global supply management focuses on strategically leveraging the company’s scale to achieve the best possible price and payment terms with the best possible quality, service and delivery among all categories of spend. Order-to-cash excellence is a methodical, process-based approach that provides a user-friendly, automated and error-proof customer experience from intent-to-purchase to shipping and billing to payment, while minimizing cash collection cycle time and DSO (Days Sales Outstanding). Other benefits of SFS include reductions in lead times, rapid realization of synergies during acquisition integrations, and focus on employee safety. SFS disciplines helped to mitigate the substantial impact of material and energy price inflation that was experienced in recent years.

SFS is instrumental in the reduction of working capital evidenced by the improvement in working capital turns for legacy Stanley from 4.6 in 2003 to 8.6 at the end of 2009, directly preceding the merger. Closing out 2010, once blended with the legacy Black & Decker working capital turns of 4.7, working capital turns for the combined company were 5.7. The opportunity to deploy SFS across the entire combined enterprise and increase turns represents a significant opportunity to generate incremental free cash flow. Through the initial integration of the legacy Black & Decker businesses and the ongoing improvement of the legacy Stanley businesses with the SFS model, working capital turns experienced a 23% improvement from 5.7 at the end of 2010 to 7.0 (excluding the impact of Niscayah) at the end of 2011. In 2012 and beyond, the Company plans to further leverage SFS to generate ongoing improvements both in the existing business and future acquisitions in working capital turns, cycle times, complexity reduction and customer service levels.

Certain Items Impacting Earnings

Merger and Acquisition-Related Charges Impacting 2011, 2010 and 2009 Earnings

Throughout MD&A, the Company has provided a discussion of the outlook and results both inclusive and exclusive of the merger and acquisition-related charges. The amounts and measures, including gross profit and segment profit, on a basis excluding such charges are considered relevant to aid analysis and understanding of the Company’s results aside from the material impact of the merger and acquisition-related charges; the measures are utilized internally by management to understand business trends, as once the aforementioned anticipated cost synergies from the Merger and acquisitions are realized, such charges are not expected to recur. The merger and acquisition-related charges are as follows:

2011

The Company reported $256 million in pre-tax charges during 2011 pertaining to the Merger and other acquisition activities, which were comprised of the following:

•	$37 million reducing Gross profit primarily pertaining to facility closure-related charges;

•	$99 million in Selling, general & administrative expenses primarily for integration-related administrative costs and consulting fees, as well as employee related matters;

•	$51 million in Other-net predominantly for transaction costs; and

•	$69 million in Restructuring and asset impairment charges primarily for severance and the planned closures of facilities.

The tax effect on the above charges, some of which were not tax deductible, in 2011 was $56 million, resulting in an after-tax charge of $200 million, or $1.18 per diluted share.

2010

The Company reported $538 million in pre-tax charges in 2010, pertaining to the Merger and other acquisition activities, which were comprised of the following:

•

$195 million in Cost of sales related primarily to inventory step-up amortization stemming from the initial turn of the Black & Decker and CRC-Evans acquired inventories, which were written-up in purchase accounting to fair value, by $174 million. Additionally, Cost of sales includes $21 million of facility closure-related charges;

•	$82 million in Selling, general & administrative expenses for certain executive and merger-related compensation costs and integration-related consulting fees;

•	$37 million in Other-net for transaction costs, inclusive of $20 million of pension curtailment gains.

•

$224 million in Restructuring and asset impairment charges primarily for severance (including costs for certain Black & Decker executives triggered by the change in control), as well as charges associated with the closure of facilities.

The tax effect on the above charges during 2010, some of which were not tax deductible, was $117 million, resulting in after-tax merger and acquisition-related charges of $421 million, or $2.80 per diluted share.

2009

In the fourth quarter of 2009, the Company incurred $18 million in after-tax charges, or $0.22 per diluted share, primarily related to the transaction and integration planning costs associated with the Merger.

Outlook for 2012

This outlook discussion is intended to provide broad insight into the Company’s near-term earnings and cash flow generation prospects. The Company expects diluted earnings per share to approximate $4.71 to $4.97 in 2012, inclusive of $242 million of merger and acquisition-related charges as well as the charges associated with the newly announced $150 million in cost actions. Excluding such charges, 2012 earnings per dilutive share is expected to be in the range of $5.75 to $6.00. The Company expects free cash flow, excluding merger & acquisition related charges and payments, to approximate $1.2 billion. The 2012 outlook assumes that organic net sales will increase 1-2% on a pro-forma basis (assumes Niscayah was owned for the full year 2011); the Company will continue to execute on Black & Decker cost and revenue synergies, along with the cost synergies associated with the Niscayah integration; and the Company will deliver on proactive cost containment actions in addition to integration driven cost synergies as part of offsetting continued inflation headwinds and adverse foreign exchange movements.

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

The Company has included information as if the Merger had occurred on January 3, 2010 for the year ended January 1, 2011 (“pro forma” information) which also includes a discussion regarding legacy Black & Decker’s performance in relation to the prior year. This “pro forma” analysis is provided to aid understanding of the current year trends compared to the prior year since the Merger occurred March 12, 2010.

Net Sales: Net sales were $10.376 billion in 2011, as compared to $8.344 billion in 2010, a 24% increase. Organic sales volume provided a 5% increase in net sales, the impact of a full year of results from the Merger provided an 11% increase to sales, the impact of other acquisitions (primarily Niscayah and CRC-Evans), provided an additional 7% increase in net sales while the favorable effects of foreign currency translation in all regions, but most significantly in Europe and Asia, contributed an additional 1% to net sales. The primary drivers of the organic volume growth continues to be new product introductions resulting in market share gains and continued high growth rates in emerging markets, inclusive of continued revenue synergy realizations from the Merger. On a geographic basis, 2011 organic sales increased 5% in the Americas (25% in Latin America), 3% in Europe and 6% in Asia. Excluding the engineered fastening business in Japan and China, where it has experienced the continued effects of the first quarter 2011 Japanese earthquake and tsunami, organic sales in Asia were up 25% as compared to full year 2010. On a pro forma basis, net sales increased 12%, with acquisitions accounting for 6% of the increase, organic growth providing 4% of the increase and 2% reflecting the benefit of foreign currency translation.

Organic sales volume increased 4% in CDIY, 10% in Industrial and 1% in Security. CDIY’s organic volume growth was primarily driven by strength in professional power tools via new product introductions and increased promotional activity on older generation products. This growth was offset by lower sales volume in hand tools and fastening largely due to soft end markets in the retail channels, the ongoing impact of lower volume from Pfister resulting from the loss of business at a major customer in the first quarter of 2011 and lower sales of outdoor products in the first half of the year due to inclement weather in North America. Organic sales volume growth in the Industrial segment was strong in each major business component and in most geographic regions due primarily to the success of new products and increased market share gains. Within the Security segment, limited overall organic sales growth reflects 6% organic sales growth from heathcare solutions due to strong sales in the patient security and radio frequency identification (“RFID”)-enabled systems, offset by lower electronic security solutions installation revenues and delays in the remodeling expenditures at a large mechanical access solutions customer.

Net sales were $8.344 billion in 2010, as compared to $3.683 billion in 2009, a 127% increase. The Merger provided a 115% increase to sales, along with 7% from other acquisitions, primarily SSDS and CRC-Evans. Organic unit volume increased 5%, while price and currency were both flat compared to the prior year. Organic sales growth was driven by the successful launch of various new products which generally have been well received by customers, and overall improvement in end market demand, especially in industrial and emerging markets. By segment, legacy Stanley unit volume increased 3% in CDIY, decreased 3% in Security, which was negatively impacted by the continued weakness in U.S. commercial construction markets along with a large U.S. retailer’s inventory correction, and increased 25% in Industrial. The Industrial segment benefited from strong end user demand, market share gain, and global customer re-stocking in certain distribution channels which subsided by the fourth quarter. On a geographic basis, legacy Stanley unit volume sales increased 3% in the Americas (17% in Latin America), 6% in Europe, and 12% in the Asian region. On a pro forma basis, the legacy Black & Decker business achieved strong unit volume growth of 11%, reflecting positive end market demand including robust sales growth in emerging markets, along with strong new product performance, particularly the 12-volt lithium ion power tools.

Gross Profit: The Company reported gross profit of $3.794 billion, or 36.6% of net sales, in 2011, compared to $2.935 billion, or 35.2% of net sales, in 2010. The inclusion of a full year of Black & Decker as well as acquisition activity (specifically Niscayah and CRC-Evans) were the main drivers behind the overall increase in gross profit. Further, gross profit was negatively impacted by $37 million of merger and acquisition-related charges in 2011 related largely to facility closures and $195 million in 2010, pertaining to the inventory step-up amortization from the initial turn of Black & Decker and CRC-Evan’s inventories and facility closure costs. The gross profit rates excluding these charges were 36.9% in 2011 as compared to 37.5% of net sales in 2010. The lower gross profit margin rate in 2011, excluding merger and acquisition-related charges, is primarily due to the effect of commodity inflation, and CDIY promotional discounting on older generation products, all of which combined, outweighed the positive impacts of organic volume-related increases, price increases in response to commodity inflation, cost synergies and productivity initiatives.

The Company reported gross profit of $2.935 billion, or 35.2% of net sales, in 2010, compared to $1.492 billion, or 40.5% of net sales, in 2009. The addition of Black & Decker and acquisition activity were the main drivers to the overall increase in gross profit. Gross profit in 2010 was negatively impacted by $195 million of merger and acquisition-related charges as previously discussed. Aside from merger and acquisition-related charges, gross profit increased to $3.130 billion, or 37.5% of net sales, in 2010. This performance was driven by sales volume leverage, benefits from prior year restructuring actions, and the continued execution of productivity initiatives, partially offset by unfavorable commodity inflation.

SG&A Expense: Selling, general and administrative expenses, inclusive of the provision for doubtful accounts (“SG&A”), were $2.552 billion, or 24.6% of net sales, in 2011 as compared $2.153 billion, or 25.8% of net sales, in 2010. Merger and acquisition-related charges totaled $99 million in 2011 and $82 million in 2010 for certain executive and merger-related compensation costs and integration-related consulting fees. Excluding merger and acquisition-related charges, SG&A was 23.6% of net sales in 2011 compared with 24.8% of net sales in the prior year. The favorable SG&A rate primarily reflects sales volume leverage and cost synergies partially offset by the impact of acquisitions. On a pro forma basis, including merger and acquisition-related charges, SG&A expense was $2.373 billion, or 25.6% of net sales, in 2010.

SG&A expenses were $2.153 billion, or 25.8% of net sales, in 2010 as compared with $1.016 billion, or 27.6% of net sales in 2009. Merger and acquisition-related charges totaled $82 million in 2010 and $5 million in 2009 for certain executive and merger-related compensation costs and integration-related consulting fees. Black & Decker and acquisitions contributed an additional $985 million of operating SG&A. The remaining increase in SG&A primarily relates to corporate overhead, discussed below, investments to fund future growth, and the reinstatement of certain U.S. retirement benefits that were temporarily suspended in 2009 as part of cost saving measures. Excluding merger and acquisition-related charges, SG&A for 2010 was $2.071 billion, or 24.8% of net sales. The improvement in the SG&A rate (as a percentage of sales) mainly reflects sales volume leverage, savings from restructuring actions and cost synergies, along with the other aforementioned factors.

Distribution center costs (i.e. warehousing and fulfillment facility and associated labor costs) are classified within SG&A. This classification may differ from other companies who may report such expenses within cost of sales. Due to diversity in practice, to the extent the classification of these distribution costs differs from other companies, the Company’s gross margins may not be comparable. Such distribution costs classified in SG&A amounted to $240 million, $197 million and $101 million in 2011, 2010 and 2009, respectively. The increase is primarily attributable to the inclusion of the full year of Black & Decker results in the 2011 period, as well as higher sales volume in the current year.

Corporate Overhead: The corporate overhead element of SG&A and gross profit, which is not allocated to the business segments, amounted to $245 million in 2011 and 2010, and $71 million in 2009. The increase from 2009 to 2010 was primarily attributable to the inclusion of a full nine months of Black & Decker in 2010. The previously discussed merger and acquisition-related charges, that unfavorably impacted corporate overhead, totaled $75 million in 2011, $81 million in 2010 and $5 million in 2009. Corporate overhead, excluding merger and acquisition-related costs, represented 1.6%, 2.0% and 1.8% of net sales in 2011, 2010 and 2009, respectively.

Other-net: Other-net expense totaled $278 million of expense in 2011 compared to $199 million of expense in 2010. The increase primarily pertains to higher amortization expense from intangible assets associated with recent acquisitions, $14 million of incremental merger and acquisition-related charges, and the impact of defined benefit plan curtailment gains of $20 million in 2010.

Other-net amounted to $199 million of expense in 2010 compared to $138 million of expense in 2009. The increase is primarily related to higher intangible asset amortization expense and $37 million of merger and acquisition-related charges, inclusive of $20 million of defined benefit plan curtailment gains.

Gain on Debt Extinguishment: In May 2009, the Company repurchased $103 million of its junior subordinated debt securities for $59 million in cash and recognized a $44 million pre-tax gain on extinguishment.

Interest, net: Net interest expense in 2011 was $113 million, compared to $101 in 2010 and $61 million in 2009. The increase in net interest expense mainly relates to the incremental interest costs associated with new debt issuances in the second half of 2010, partially offset by higher interest income. The increase in 2010 versus 2009 relates to higher long-term borrowing levels resulting primarily from the $1.8 billion in debt acquired in connection with the Merger.

Income Taxes: The Company’s effective tax rate was 11% in 2011 compared to 16% in 2010 and 19% in 2009. The low tax rate in 2011 can be largely attributable to the inclusion of $73 million of benefits from a favorable settlement of certain tax contingencies, benefits resulting from foreign tax credits, and the distribution of domestic and foreign earnings. The effective tax rate differed from the statutory tax rates in 2010 primarily due to various non-deductible transaction costs and other restructuring costs associated with the Merger, which were principally offset by the inclusion of $36 million of benefits attributable to the favorable settlement of certain tax contingencies. The lower effective tax rate versus statutory tax rates in 2009 primarily relates to benefits realized upon resolution of certain tax audits. The effective tax rate may vary in future periods based upon changes in domestic and foreign earnings, changes in the tax law in the jurisdictions the Company operates, as well as other factors.

Business Segment Results

The Company’s reportable segments are aggregations of businesses that have similar products, services and end markets, among other factors. The Company utilizes segment profit (which is defined as net sales minus cost of sales and SG&A aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, Other-net (inclusive of intangible asset amortization expense), restructuring and asset impairments, interest income, interest expense, and income tax expense. Corporate overhead is comprised of world headquarter’s facility expense, cost for the executive management team and the expense pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Refer to Note O, Restructuring and Asset Impairments, and Note F, Goodwill and Intangible Assets, of the Notes to the Consolidated Financial Statements for the amount of restructuring charges and asset impairments, and intangibles amortization expense, respectively, attributable to each segment. As discussed previously, the Company’s operations are classified into three business segments: CDIY, Security, and Industrial.

CDIY:

The CDIY segment is comprised of the professional power tool and accessories businesses, the consumer power tool business and the hand tools, fasteners & storage business. The professional power tool and accessories business sells professional grade corded and cordless electric power tools and equipment including drills, impact wrenches and drivers, grinders, saws, routers and sanders. The consumer power tool business sells corded and cordless power tools, lawn and garden products and home products. The hand tools, fasteners & storage business sells measuring and leveling tools, planes, hammers, demolition tools, knives, saws and chisels. Fastening products include pneumatic tools and fasteners including nail guns, nails, staplers and staples. Storage products include tool boxes, sawhorses and storage units.

(Millions of Dollars)	2011	2010	2009
Net sales	$5,237	$4,368	$1,258
Segment profit	$682	$459	$141
% of Net sales	13.0%	10.5%	11.2%

CDIY net sales increased $869 million, or 20%, in 2011 compared with 2010. The inclusion of a full year of Black & Decker results generated 14% of the increase, unit volume sales growth contributed 4% and favorable foreign currency translation contributed 2% to the sales increase. The segment unit volume increase was a function of growth in the Americas, Asia and emerging markets since 2010. Organic sales growth was primarily due to approximately 13% of incremental growth in the professional power tools and accessories business driven by the success of the 18-volt and 20-volt MAX lithium ion product lines launched in 2011, in addition to the continued strength of the 12-volt lithium ion power tool products launched in 2010, all three of which are marketed under the DEWalt, Porter Cable, and Black & Decker brands. Other contributing factors include a continued focus on Merger related revenue synergies, increases in sales of the newly launched DEWalt hand tool line, which began shipping to distributors in June and select promotional activity for older product lines, primarily Ni-Cad.

Segment profit increased $223 million from 2010, inclusive of $20 million in merger and acquisition-related charges. Excluding those charges, 2011 segment profit was $702 million, or 13.4% of net sales, which compares to 2010 segment profit excluding merger and acquisition-related charges of $585 million, or a consistent segment profit rate of 13.4%. Aside from the impact of merger and acquisition-related charges declining by $107 million, segment profit increased in 2011 due to the favorable impact of cost synergies, higher sales volume and continued growth in Latin America. CDIY segment profits in 2011 also reflect the unfavorable impact of unrecovered commodity cost inflation, the impact of promotional spending associated with older generation products (which offset other product list price increases), and the continued impact of the previously discussed Pfister business loss.

CDIY net sales increased $3.110 billion, or 247%, in 2010 compared with 2009. Black & Decker generated 245% of the increase, favorable foreign currency translation contributed 1% to sales and price had a negative 1% impact. Segment unit volume increased over 2%, reflecting a 3% increase in the Americas and 14% in Asia, which was partially offset by a 2% decline in Europe. Organic sales growth was aided by new product introductions including Bostitch hand tools and Stanley-branded storage units and strength in Latin America. These factors more than offset sluggish market conditions in developed countries in North America, Western Europe and Australia. Additionally, CDIY further improved service levels (fill rates) over 2009. Pro forma Black & Decker sales increased 8% over 2009 with negative 1% price offset by 1% favorable currency translation. Black & Decker benefited from the successful global launch of the 12-volt compact lithium ion power tools marketed under the DEWalt, Porter Cable and Black & Decker brands, other new product introductions in home products, and strength in emerging markets. Segment profit increased $318 million and reflects $127 million of merger and acquisition-related charges comprised of inventory step-up amortization from the initial turn of the Black & Decker inventory and facility closure-related costs. Excluding the merger and acquisition-related charges, segment profit was $585 million, or 13.4% of sales. The expansion of the segment profit amount and rate, excluding merger and acquisition-related charges, was attributable to achievement of integration cost synergies, sales volume leverage and annual productivity initiatives. Negative inflation/price arbitrage partially offset this profit rate expansion.

Security:

The Security segment is comprised of the electronic security solutions and the mechanical access solutions businesses. The electronic security solutions business designs, supplies and installs electronic security systems and provides electronic security services, including alarm monitoring, video surveillance, fire alarm monitoring, systems integration and system maintenance. Purchasers of these systems typically contract for ongoing security systems monitoring and maintenance at the time of initial equipment installation. The electronic security business also sells healthcare solutions which include medical carts and cabinets, asset tracking, infant protection, pediatric protection, patient protection, wander management, fall management, and emergency call products. The mechanical access solutions business sells automatic doors, residential and commercial hardware, locking mechanisms, electronic keyless entry systems, keying systems, tubular and mortise door locksets.

(Millions of Dollars)	2011	2010	2009
Net sales	$2,639	$2,084	$1,543
Segment profit	$399	$309	$305
% of Net sales	15.1%	14.8%	19.8%

Security net sales increased $555 million, or 27%, in 2011. The impact of acquisitions, principally Niscayah and Infologix, provided 25% of the sales increase, organic sales growth was 1% and favorable foreign currency translation resulted in a 1% increase. More specifically, electronic security solutions organic sales increased 4%, which was largely attributed to installation and recurring monthly revenue growth in the U.S., France and the U.K. Healthcare operations achieved 6% in organic sales growth due to both patient security and RFID-enabled storage systems. Mechanical access solutions organic sales were down 2% due primarily to the continued softness in commercial and residential construction, lower sales in the Access Technologies business resulting from remodeling delays at its largest customer and by declines within the residential lock business resulting from a significant U.S customer inventory correction in the legacy Black & Decker hardware and home improvement business.

Segment profit increased $90 million and includes $32 million of merger and acquisition-related charges. The impact from acquisitions (primarily Niscayah and Infologix) was the primary driver of the increase in segment profit. Excluding merger and acquisition-related charges, segment profit was $431 million, or 16.3% of net sales in 2011, which compares with $352 million, or 16.9% of net sales in 2010 (excluding $43 million in merger and acquisition-related charges from 2010). Further, upon the exclusion of Niscayah’s impact on 2011, in addition to merger and acquisition-related charges, segment profit was 17.3% of net sales in 2011. The decline in the segment profit rate excluding merger and acquisition related charges is due to both unrecovered cost inflation and the temporary dilutive effect on the segment profit rate from recent acquisitions.

Security segment sales increased 35% in 2010, reflecting a 29% contribution from the Merger and 8% from acquisitions, principally the March 2010 SSDS acquisition and the fourth quarter 2010 GMT Chinese hardware business. Modest price and favorable foreign currency translation provided a combined 1% sales benefit, with organic sales volume decreasing 3%. The mechanical access solutions sales volume decline was associated with continued slow commercial construction markets and a large U.S. retailer’s inventory reduction that affected the hardware business. On a pro forma basis, the Black & Decker hardware and home improvement business achieved 7% higher sales, with 6% unit volume growth, 2% favorable foreign currency translation and a 1% price decline. The HHI Kwikset® and Baldwin® new product introductions fueled the higher sales, overcoming the unfavorable impact of a residential hardware customer’s inventory destocking. Electronic security solutions had a low single digit sales volume decrease as a solid performance by the healthcare solutions business was more than offset by weakness in commercial installations in the U.S. and U.K. security businesses.

Segment profit in 2010 reflects $43 million of merger and acquisition-related charges, comprised of facility closure-related costs and inventory step-up amortization from the initial turn of the Black & Decker inventory. Segment profit amounted to $352 million, or 16.9% of sales, aside from these costs. This 16.9% segment profit rate reflects 40 basis points of dilution from Black & Decker and acquired companies, such that legacy Stanley achieved a 17.3% segment profit rate excluding merger and acquisition-related charges. The increase in the total segment profit amount is attributable to Black & Decker and acquisitions which more than offset lower profits in the legacy Stanley business. The legacy Stanley performance pertained to lower absorption from reduced sales volume, due to weak construction markets and the previously mentioned customer inventory correction, along with inflation that pressured the segment profit rate. These factors more than offset the benefits from productivity improvements and restructuring actions with respect to legacy Stanley.

Industrial:

The Industrial segment is comprised of the industrial and automotive repair, engineered fastening and infrastructure businesses. The industrial and automotive repair business sells hand tools, power tools, and engineered storage solution products. The engineered fastening business primarily sells engineered fasteners designed for specific applications. The businesses product lines include stud welding systems, blind rivets and tools, blind inserts and tools, drawn arc weld studs, engineered plastic fasteners, self-piercing riveting systems and precision nut running systems. The infrastructure business consists of CRC Evans business, and the Company’s legacy hydraulics business. The business’s product lines include custom pipe handling machinery, joint welding and coating machinery, weld inspection services and hydraulic tools and accessories.

(Millions of Dollars)	2011	2010	2009
Net sales	$2,501	$1,892	$881
Segment profit	$406	$259	$101
% of Net sales	16.2%	13.7%	11.5%

Industrial net sales increased $609 million, or 32%, in 2011 compared with 2010. The impact of the Merger and other acquisitions (primarily CRC-Evans) provided a 19% increase in net sales, organic growth provided an additional 10% and favorable foreign currency contributed 3% for 2011. The Engineered Fastening business had 13% organic growth through gains in market share, specifically in North America and Europe, as well as expansion into new automotive platforms and growth within the commercial aerospace market. The Industrial and Automotive Repair business achieved 11% organic growth due to market demand, new products, strong hand tool sales within the North American industrial distribution channel, and continued growth in the Mac Tools mobile distribution channel. Geographically, the Industrial segment achieved organic growth in North America, primarily driven by the Industrial and Automotive Repair and hydraulic tools businesses, in Europe, primarily from Engineered Fastening, and in the emerging markets, mostly from Industrial and Automotive Repair. On a pro forma basis, the Industrial segment net sales increased 21%, with the acquisition impact, primarily from CRC-Evans, accounting for 8% of the increase, organic growth providing 10% of the increase, along with a 3% benefit from foreign currency translation.

Segment profit increased $147 million and reflects $9 million of merger and acquisition-related charges. Excluding the merger and acquisition-related charges, segment profit is $415 million, or 16.6% of net sales in 2011, which compares with $286 million (excluding merger and acquisition-related charges of $27 million), or 15.1% of net sales, in the corresponding 2010 period. The strong improvement in segment profit and the profit rate is primarily attributable to sales volume leverage, cost synergies, successful pricing actions and overall strong market conditions in the Industrial segment.

Industrial segment net sales rose 115% in 2010 compared with 2009. Black & Decker provided 78% of the sales increase and the CRC-Evans acquisition contributed 13%. Unfavorable foreign currency translation, driven by Europe, reduced sales by 2% while price provided a 1% increase in sales. Sales unit volume gains were 25%

primarily attributable to customer supply chain restocking, which subsided in the third quarter, market share gains, and strong end user demand fueled by higher global production levels and new product introductions. The Americas and Europe each posted robust 20% volume growth, and were outpaced by Asia. The industrial and automotive repair business enjoyed significant market share gains, end user market growth in all North American sales channels, particularly through industrial distribution. The hydraulic tools business also attained strong volume gains further aided by favorable steel scrap markets. On a pro forma basis, the Black & Decker Engineered Fastening business grew a substantial 29% associated with significantly higher automotive vehicle production in the Americas and Japan and increased customer penetration. The pro forma Black & Decker sales were comprised of 26% unit volume, negative 1% price, 1% favorable foreign currency translation and 3% from an acquisition. Merger and acquisition-related charges, primarily inventory step-up amortization from the initial turn of the Black & Decker and CRC-Evans inventories, amounted to $27 million in 2010. Excluding the merger and acquisition-related charges, segment profit was $286 million, or 15.1% of net sales, representing a robust 360 basis point expansion of the segment profit rate. This strong performance was enabled by the accretive impact of Black & Decker and CRC-Evans, along with favorable operating leverage and a reduced cost structure in the legacy Stanley businesses. Over one third of the segment profit rate improvement pertains to the legacy Stanley business and the remainder to the inclusion of Black & Decker and CRC-Evans.

RESTRUCTURING ACTIVITIES

At December 31, 2011 restructuring reserves totaled $84.1 million. A summary of the restructuring reserve activity from January 1, 2011 to December 31, 2011 is as follows (in millions):

	1/1/11	Acquisitions	Net Additions	Usage	Currency	12/31/11
2011 Actions
Severance and related costs	$—	$5.7	$67.0	$(17.4)	$(1.3)	$54.0
Asset impairments	—	—	0.2	(0.2)	—	—
Facility closure	—	—	2.7	(2.7)	—	—
Other	—	—	1.6	(1.5)	—	0.1

Subtotal 2011 actions	—	5.7	71.5	(21.8)	(1.3)	54.1

Pre-2011 Actions
Severance and related costs	97.8	—	(5.7)	(65.5)	1.8	28.4
Facility closure	2.3	—	3.9	(5.0)	—	1.2
Other	1.1	—	1.3	(2.0)	—	0.4

Subtotal Pre-2011 actions	101.2	—	(0.5)	(72.5)	1.8	30.0

Total	$101.2	$5.7	$71.0	$(94.3)	$0.5	$84.1

2011 Actions: During 2011, the Company recognized $68.6 million of restructuring charges associated with the Merger, Niscayah, and other acquisitions, relating to activities initiated in the current year. Of those charges, $64.3 million relates to severance charges associated with the reduction of 1,425 employees, $2.5 million relates to facility closure costs, $0.2 million relates to asset impairments, and $1.6 million represents other charges.

As a result of the Niscayah acquisition, the Company has assumed $5.7 million of restructuring reserves recorded by Niscayah prior to the acquisition as part of legacy cost reduction initiatives in 2010.

In addition, the Company continued to initiate cost reduction actions in 2011 that were not associated with the Merger or other acquisitions, resulting in severance and related charges of $2.7 million pertaining to the reduction of 83 employees, and facility closure costs of $0.2 million.

Of the $71.5 million recognized for 2011 actions, $21.8 million has been utilized to date, with $54.1 million of reserves remaining as of December 31, 2011. The Company expects the vast majority to be utilized in 2012.

Pre-2011 Actions: For the year ended January 1, 2011 the Company initiated restructuring activities associated with the Merger and acquisition of Stanley Solutions de Sécurité (“SSDS”). Charges recognized in 2011 associated with these prior year initiatives amounted to $7.2 million, offset by $7.7 million of releases of reserves related to residual liabilities, which included $0.5 million of reserve releases not associated with the Merger and other acquisitions.

As of January 1, 2011, the reserve balance related to these pre-2011 actions totaled $101.2 million. Utilization of the reserve balance related to pre-2011 actions was $72.5 million in 2011. The vast majority of the remaining reserve balance of $30.0 million is expected to be utilized in 2012.

Segments: The $71.0 million of charges recognized in 2011 includes $31.0 million pertaining to CDIY; $30.1 million pertaining to Security; and $9.9 million pertaining to Industrial.

In addition to the restructuring charges described in the preceding paragraphs, the Company recognized $136.0 million and $277.9 million of restructuring-related costs in 2011 and 2010, respectively, pertaining to the Merger and other acquisition related activity. All of these charges impact gross profit or selling, general and administrate expenses, and include accelerated depreciation and other charges associated with facility closures as well as certain integration-related administration and consulting costs.

FINANCIAL CONDITION

Liquidity, Sources and Uses of Capital: The Company’s primary sources of liquidity are cash flows generated from operations and available lines of credit under various credit facilities.

Operating Activities: Cash flow from operations was $999 million in 2011 compared to $739 million in 2010, representing a $260 million increase. Cash flow from operations was negatively impacted by merger and acquisition-related charges and payments of $218 million and $382 million for 2011 and 2010, respectively. After adjusting for the impact of the decrease in merger and acquisition-related charges and payments, cash flows from operations improved in 2011 by a net amount of $312 million due to increases in earnings. Cash flow from operations reflects a continued focus on working capital (receivables, inventories and accounts payable), resulting in $134 million of inflows in 2011 and $135 million of inflows in 2010. Working capital turns improved to 7.0 times (excluding Niscayah) at December 31, 2011, as compared to 5.7 times for 2010, which reflects improvements in both days outstanding of accounts receivable and accounts payable, while inventory turns remained consistent. The improvement in overall working capital turns reflects the process-driven improvements from SFS. SFS principles continue to be deployed across all businesses and regions to improve working capital efficiency over time.

In 2010, cash flow from operations was $739 million, a $202 million increase compared to $537 million in 2009. Cash flows from operations improved in 2010 primarily due to an increase in various non-cash expenses associated with the Merger and the other 2010 acquisitions. Such expenses include, among other items, $174 million of inventory step-up amortization, a $41 million increase in intangible asset amortization, and a $108 million increase in other depreciation and amortization. Inflows from working capital (receivables, inventories and accounts payable) were $135 million in 2010, compared with inflows of $226 million in 2009. The change from 2009 is driven by higher receivables and inventory associated with improved 2010 sales volume. Working capital turns improved to 5.7 times at January 1, 2011 as compared to 5.2 times for 2009 (pro forma with Black & Decker) due to improvements in days outstanding accounts receivable, inventory and accounts payable. Cash flow from operations in 2010 was also negatively impacted by approximately $382 million in payments for merger and acquisition-related items including $182 million in discretionary cash contributions to improve the funded status of legacy Black & Decker pension plans.

Free Cash Flow: Management considers free cash flow an important indicator of its liquidity, as well as its ability to fund future growth and provide a dividend to shareowners. As previously discussed, operating cash flow was affected by $218 million and $382 million of merger and integration related charges and payments in 2011 and 2010, respectively. Additionally, capitalized expenditures include $89 million of Merger and integration spending in 2011. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

(Millions of Dollars)	2011	2010	2009
Net cash provided by operating activities	$999	$739	$537
Less: capital expenditures	(302)	(185)	(94)

Free cash flow	$697	$554	$443

When merger and acquisition-related charges and payments, along with capital expenditures related to merger and acquisition activity, are added back to the Company’s free cash flow, the resulting amounts are $1,004 million in 2011 and $936 million in 2010.

Based on its demonstrated ability to generate cash flow from operations as well as its strong balance sheet and credit position at December 31, 2011, the Company believes over the long term it has the financial flexibility to deploy capital to its shareowners’ advantage through a combination of acquisitions, dividends, and potential future share repurchases.

Investing Activities: Cash flow used by investing activities was $1.464 billion in 2011 compared to cash flows provided by investing activities of $270 million in 2010 and cash flow used by investing activities of $115 million in 2009. The majority of the increase in cash outflows is from business acquisitions in 2011 which totaled $1.180 billion largely due to the Company’s acquisition of Niscayah, as previously discussed. Aside from Niscayah, the Company completed nine other acquisitions in 2011, the largest of which were Infologix and Microtec, which were purchased for $60 million and $59 million, respectively. In 2010 the Company expended $550 million for ten acquisitions, mainly for CRC-Evans within the Industrial segment, and SSDS and GMT within the Security segment. The cash flow provided by investing activities in 2010 also includes $949 million of cash acquired as part of the Merger. During 2009 the Company completed six acquisitions for $24 million.

Capital and software expenditures were $302 million in 2011, $185 million in 2010, and $94 million in 2009. The increase in capital expenditures in 2011 was due to the previously mentioned $89 million of Merger and integration related capital expenditures, while the increase in 2010 is primarily due to nine and a half months of Black & Decker purchasing activity.

Proceeds from the sale of assets and businesses were $57 million in 2011, $11 million in 2010 and $3 million in 2009. The increase in 2011 reflects $27 million of proceeds from the sale of three businesses. The remaining activity relates to assets sold in the normal course of business.

Net financial instrument investing outflows were $39 million in 2011 compared with inflows of $45 million in 2010, pertaining to net investment hedge activity and $30 million of interest rate swap terminations in 2010 following the Merger.

Financing Activities: Cash flow used by financing activities was $372 million in 2011 compared to cash flows provided by financing activities of $314 million in 2010 and cash flows used in financing activities of $249 million in 2009.

Payments on long-term debt amounted to $403 million in 2011, $516 million in 2010, and $65 million in 2009. The 2011 repayments pertain to $400 million of term notes that matured in June 2011. The 2010 repayments primarily relate to the maturing of the $200 million term notes and the $313 million of payments associated with the remarketing of the Convertible Notes. Net repayments of short-term borrowings totaled $199 million in 2011, $264 million in 2010 and $120 million in 2009.

In November 2011, the Company received $399.6 million in proceeds from the $400 million issuance of senior unsecured 2021 Term Notes with a 3.4% fixed coupon rate. The Company used the proceeds from this offering to pay down commercial paper.

In 2010, the Company received debt proceeds of $396.2 million relating to the $400 million in senior unsecured 2040 Term Bonds with a 5.2% fixed coupon rate. In connection with this debt offering the Company paid $48 million for the termination of two forward starting floating-to-fixed interest rate swaps. In 2010, the Company also completed a security offering of Convertible Preferred Units (the “Convertible Preferred Units”) which consisted of $632.5 million of eight-year junior subordinated notes (the “Notes”) bearing interest at an initial fixed rate of 4.25% per annum and $632.5 million of five-year forward Purchase Contracts (the “Purchase Contracts”) that obligate investors to purchase 6,325,0000 shares of the Company’s 4.75% Series B Convertible Preferred Stock (the “Convertible Preferred Stock”) for a price of $100 per share on November 17, 2015. The Notes initially rank equal in right of payment with all of the Company’s other junior subordinated debt. With respect to the offering, the Company received $613.5 million of cash proceeds, net of underwriting fees, and will not receive cash pertaining to the Purchase Contracts until November 2015. The cash proceeds were used to redeem all of the Company’s outstanding 5.902% Fixed Rate/Floating Rate Junior Subordinated Debt Securities due 2045 of $312.7 million, to contribute $150.0 million to a U.S. pension plan to improve the funded status of the Company’s pension obligations, to fund the $50.3 million cost of the capped call transaction as more fully described below, and the remainder was used to reduce outstanding short-term borrowings and for other general corporate purposes. Refer to Note H, Long-Term Debt and Financing Instruments, of the Notes to Consolidated Financial Statements for further information regarding the Convertible Preferred Units, Convertible Preferred Stock and the Notes.

Simultaneous with the offering of the Convertible Preferred Units, the Company entered into capped call transactions (equity options) with counterparties. The total premium paid in 2010 for the capped call transactions was $50.3 million. Each of the capped call transactions has a term of approximately five years and in aggregate the transactions cover, subject to anti-dilution adjustments, the maximum number of the Company’s common shares issuable upon settlement of the Convertible Preferred Stock. These transactions provide the Company the right to buy shares of its own common stock from the counterparties at a strike price of $75.00 per share, which corresponds to the initial conversion price of the Convertible Preferred Stock, and also obligate the Company to sell shares of its own common stock to the counterparties at a strike price of $97.95. The capped call transactions may be settled by net share settlement or, at the Company’s option and subject to certain conditions, cash settlement, or physical settlement. The value received by the Company, if the capped call transactions are exercised when the Company’s common stock price is above $75.00 (subject to anti-dilution provisions), will be utilized to offset the dilution that may occur should holders of the Convertible Preferred Stock elect to convert. Refer to Note H, Long Term Debt and Financing Arrangements, for further detail.

Cash payments for dividends were $276 million, $202 million, and $104 million in 2011, 2010 and 2009, respectively. The increase in cash dividends in 2011 was primarily attributable to the increase in dividends per common share to $0.41 per share, as announced in February 2011 which represents the 44th consecutive year of dividend increases. The increase in 2010 cash dividend payments versus 2009 is due to higher shares outstanding stemming from the Merger.

The Company repurchased $11 million of common stock in 2011, $5 million in 2010, and $3 million in 2009. Proceeds from the issuance of common stock totaled $120 million in 2011, $396 million in 2010 and $61 million in 2009. The Company received $320 million of cash proceeds in 2010 from the settlement of the forward stock purchase contracts element of the Equity Units. The remaining amounts in each year mainly relate to the exercise of stock options.

Credit Ratings and Liquidity:

The Company maintains strong investment grade credit ratings from the major U.S. rating agencies on its senior unsecured debt (average A-), as well as its short-term commercial paper borrowings. There have been no changes to any of the ratings during 2011.

Failure to maintain strong investment grade rating levels could adversely affect the Company’s cost of funds, liquidity and access to capital markets, but would not have an adverse effect on the Company’s ability to access committed credit facilities. In March 2011, the Company entered into a new four year $1.2 billion committed credit facility (the “Credit Agreement”). In connection with entering into the Credit Agreement the Company terminated the existing $800.0 million Amended and Restated Credit Agreement. Additionally, the $700.0 million 364-Day Credit Agreement dated as of March 12, 2010 expired in accordance with its terms on March 11, 2011. Borrowings under the Credit Agreement may include U.S. Dollars up to the $1.2 billion commitment or in Euro or Pounds Sterling subject to a foreign currency sublimit of $400.0 million and bear interest at a floating rate dependent upon the denomination of the borrowing. Repayments must be made on March 11, 2015 or upon an earlier termination date of the Credit Agreement, at the election of the Company. The Company has not drawn on the commitments provided by the Credit Agreement. In July 2011, in connection with the Niscayah acquisition, the Company entered into a $1.25 billion 364 day credit facility (“Facility”). Borrowings under the Facility may include U.S. Dollars or Euros up to the commitment and bear interest at a floating rate dependent upon the denomination of the borrowing. The Facility decreased to $750 million (as per the terms of the agreement) in December 2011 where it will remain until it expires in July 2012, or upon an earlier termination date at the election of the Company. The Company has not drawn on the commitments provided by the Facility. These credit facilities are designated to be liquidity back-stops for the Company’s commercial paper program. Finally, in August 2011, the Company increased its commercial paper program from $1.5 billion to $2.0 billion.

As discussed in Note J, Capital Stock, of the Notes to the Consolidated Financial Statements in Item 8, in the third quarter of 2011 the Company entered into a forward share purchase contract on its common stock which obligates the Company to pay $350.0 million to the financial institution counterparty not later than August 2013, or earlier at the Company’s option, for the 5,581,400 shares purchased.

Cash and cash equivalents totaled $907 million as of December 31, 2011, comprised of $82 million in the U.S. and $825 million in foreign jurisdictions. As of January 1, 2011 cash and cash equivalents totaled $1.743 billion, comprised of $70 million in the U.S. and $1.673 billion in foreign jurisdictions. Concurrent with the Merger, the Company made a determination to repatriate certain legacy Black & Decker foreign earnings, on which U.S. income taxes had not previously been provided. As a result of this repatriation decision, the Company has recorded approximately $421.7 million of associated deferred tax liabilities at December 31, 2011. Current plans and liquidity requirements do not demonstrate a need to repatriate other foreign earnings. Accordingly, all other undistributed foreign earnings of the Company are considered to be permanently reinvested, consistent with the Company’s overall growth strategy internationally, including acquisitions and long-term financial objectives (as demonstrated by the recent acquisition of Niscayah). No provision has been made for taxes that might be payable upon remittance of these undistributed foreign earnings. However, should management determine at a later point to repatriate additional foreign earnings, the Company would be required to accrue and pay taxes at that time.

Contractual Obligations: The following summarizes the Company’s significant contractual obligations and commitments that impact its liquidity:

Payments Due by Period

(Millions of Dollars)	Total	2012	2013 – 2014	2015 – 2016	Thereafter
Long-term debt(a)	$3,343	$527	$912	$305	$1,599
Interest payments on long-term debt(b)	1,238	135	251	159	693
Operating leases	424	123	154	74	73
Inventory purchase commitments(c)	609	609	—	—	—
Deferred compensation	17	2	2	2	11
Marketing obligations	62	34	19	5	4
Derivatives (d)	66	66	—	—	—
Forward stock purchase contract (e)	350	—	350	—	—
Pension funding obligations(f)	110	110	—	—	—

Total contractual cash obligations	$6,219	$1,606	$1,688	$545	$2,380

(a)	Future payments on long-term debt encompass all payments related to aggregate debt maturities, excluding certain fair value adjustments included in long-term debt, as discussed further in Note H, Long-Term Debt and Financing Arrangements.
(b)	Future interest payments on long-term debt reflect the applicable fixed interest rate or the variable rate in effect at December 31, 2011 for floating rate debt.
(c)	Inventory purchase commitments primarily consist of open purchase orders to purchase raw materials, components, and sourced products.
(d)	Future cash flows on derivative instruments reflect the fair value as of December 31, 2011. The ultimate cash flows on these instruments will differ, perhaps significantly, based on applicable market interest and foreign currency rates at their maturity.
(e)	The Company is obligated to pay $350 million to the financial institution counterparty to the forward stock purchase contract in August 2013, and may elect to do so earlier. See Note J, Capital Stock, of the Notes to the Consolidated Financial Statements for further discussion.
(f)	This amount principally represents contributions either required by regulations or laws or, with respect to unfunded plans, necessary to fund current benefits. The Company has not presented estimated pension and post-retirement funding in the table above beyond 2012 as funding can vary significantly from year to year based upon changes in the fair value of the plan assets, actuarial assumptions, and curtailment/settlement actions.

To the extent the Company can reliably determine when payments will occur pertaining to unrecognized tax benefit liabilities, the related amount will be included in the table above. However, due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the $240 million of such liabilities at December 31, 2011, the Company is unable to make a reliable estimate of when (if at all) amounts may be paid to the respective taxing authorities.

While there is no tax benefit associated with repayment of debt principal, tax obligations, the forward stock purchase contract and the equity purchase contract fees, payment of the other contractual obligations will typically generate a cash tax benefit such that the net cash outflow will be lower than the gross amounts indicated.

Other Significant Commercial Commitments:

Amount of Commitment Expirations Per Period

(Millions of Dollars)	Total	2012	2013 – 2014	2015 – 2016	Thereafter
U.S. lines of credit	$1,950	$750	$—	$1,200	$—

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

Exposure to foreign currency risk results because the Company, through its global businesses, enters into transactions and makes investments denominated in multiple currencies. The Company’s predominant exposures are in European, Canadian, British, Australian, and Asian currencies, including the Chinese Renminbi (“RMB”) and the Taiwan Dollar. Certain cross-currency trade flows arising from sales and procurement activities as well as affiliate cross-border activity are consolidated and netted prior to obtaining risk protection through the use of various derivative financial instruments which may include: purchased basket options; purchased options; collars, cross currency swaps and currency forwards. The Company is thus able to capitalize on its global positioning by taking advantage of naturally offsetting exposures and portfolio efficiencies to reduce the cost of purchasing derivative protection. At times, the Company also enters into forward exchange contracts and purchased options to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables, predominately for affiliate transactions. Gains and losses from these hedging instruments offset the gains or losses on the underlying net exposures, assets and liabilities being hedged. Management determines the nature and extent of currency hedging activities, and in certain cases, may elect to allow certain currency exposures to remain un-hedged. The Company has also entered into cross-currency swaps and forward contracts, to provide a partial hedge of the net investments in certain subsidiaries and better match the cash flows of operations to debt service requirements. Management estimates the foreign currency impact from these financial instruments at the end of 2011 would have been approximately a $69 million pre-tax loss based on a hypothetical 10% adverse movement in all net derivative currency positions; this effect would occur from depreciation of the foreign currencies relative to the U.S. dollar. The Company follows risk management policies in executing derivative financial instrument transactions, and does not use such instruments for speculative purposes. The Company does not hedge the translation of its non-U.S. dollar earnings in foreign subsidiaries.

As mentioned above, the Company routinely has cross-border trade and affiliate flows that cause a “transactional” impact on earnings from foreign exchange rate movements. The Company is also exposed to currency fluctuation volatility from the translation of foreign earnings into U.S. dollars. It is more difficult to quantify the transactional effects from currency fluctuations than the translational effects. Aside from the use of derivative instruments which may be used to mitigate some of the exposure, transactional effects can potentially be influenced by actions the Company may take; for example, if an exposure occurs from a European entity sourcing product from a U.S. supplier it may be possible to change to a European supplier. Management estimates the combined translational and transactional impact of a 10% overall movement in exchange rates is approximately $101 million, or $0.59 per diluted share. The effect of foreign currency translation on diluted earnings per share from continuing operations was approximately $0.17 favorable in 2011, $0.14 favorable in 2010, and $0.04 unfavorable in 2009.

The Company’s exposure to interest rate risk results from its outstanding debt and derivative obligations, short-term investments, and derivative financial instruments employed in the management of its debt portfolio. The debt portfolio including both trade and affiliate debt, is managed to achieve capital structure targets and reduce the overall cost of borrowing by using a combination of fixed and floating rate debt as well as interest rate swaps, and cross-currency swaps.

The Company’s primary exposure to interest rate risk comes from its floating rate debt and derivatives in the U.S. and is fairly represented by changes in LIBOR rates. At December 31, 2011, the impact of a hypothetical 10% increase in the interest rates associated with the Company’s floating rate derivative and debt instruments would have an immaterial effect on the Company’s financial position and results of operations.

The Company has exposure to commodity prices in many businesses, particularly brass, nickel, resin, aluminum, copper, zinc, steel, and energy used in the production of finished goods. Generally, commodity price exposures are not hedged with derivative financial instruments, but instead are actively managed through customer product and service pricing actions, procurement-driven cost reduction initiatives and other productivity improvement projects. The Company experienced inflation, primarily commodity related, of approximately $236 million and $70 million in 2011 and 2010 respectively, while it experienced mild deflation in 2009. Price erosion has also occurred in 2011 and 2010, in addition to inflation, with the cumulative unfavorable impact exceeding $320 million. The impact of inflation is expected to continue in 2012, with cost and pricing actions being aggressively pursued to offset any adverse impact on operations.

Fluctuations in the fair value of the Company’s common stock affect domestic retirement plan expense as discussed in the ESOP section of MD&A. Additionally, the Company has $30 million of liabilities as of December 31, 2011 pertaining to unfunded defined contribution plans for certain U.S. employees for which there is mark-to-market exposure.

The assets held by the Company’s defined benefit plans are exposed to fluctuations in the market value of securities, primarily global stocks and fixed-income securities. The funding obligations for these plans would increase in the event of adverse changes in the plan asset values, although such funding would occur over a period of many years. In 2011, 2010 and 2009, there were $119 million, $138 million and $48 million in investment returns on pension plan assets, respectively. The Company expects funding obligations on its defined benefit plans to be approximately $110 million in 2012. The Company employs diversified asset allocations to help mitigate this risk. Management has worked to minimize this exposure by freezing and terminating defined benefit plans where appropriate.

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

OTHER MATTERS

Employee Stock Ownership Plan As detailed in Note L, Employee Benefit Plans, of the Notes to the Consolidated Financial Statements, the Company has an ESOP under which the ongoing U.S. Cornerstone and 401(K) defined contribution plans are funded. Overall ESOP expense is affected by the market value of the Company’s stock on the monthly dates when shares are released, among other factors. The Company’s net ESOP activity resulted in expense of $28.4 million in 2011, expense of $3.4 million in 2010 and income of $8.0 million in 2009. The ESOP expense increased in 2011 compared to 2010 due to the merger of Black & Decker U.S. defined contribution plan into the ESOP in 2011. The ESOP income in 2009 stems from the suspension of the Cornerstone benefits and the reduction of the 401(K) match, as a percentage of employee contributions, as part of cost saving actions. ESOP expense could increase in the future if the market value of the Company’s common stock declines.

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

GOODWILL AND INTANGIBLE ASSETS — The Company acquires businesses in purchase transactions that result in the recognition of goodwill and intangible assets. The determination of the value of intangible assets requires management to make estimates and assumptions. In accordance with Accounting Standards Codification (“ASC”) 350-20 “Goodwill” acquired goodwill and indefinite-lived intangible assets are not amortized but are subject to impairment testing at least annually and when an event occurs or circumstances change that indicate it is more likely than not an impairment exists. Definite lived intangible assets are amortized and are tested for impairment when appropriate. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. The Company reported $6.920 billion of goodwill, $1.633 billion of indefinite-lived trade names and $1.484 billion of definite-lived intangibles at December 31, 2011.

Management tests goodwill for impairment at the reporting unit level. A reporting unit is an operating segment as defined in ASC 280, “Segment Reporting,” or one level below an operating segment (component level) as determined by the availability of discrete financial information that is regularly reviewed by operating segment management or an aggregate of component levels of a reportable operating segment having similar economic characteristics. If the carrying value of a reporting unit (including the value of goodwill) is greater than its fair value, an impairment may exist. An impairment charge would be recorded to the extent that the recorded value of goodwill exceeded the implied fair value.

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

As required by the Company’s policy, goodwill and indefinite-lived trade names were tested for impairment in the third quarter of 2011. Based on this testing, the Company determined that the fair value of its reporting units and indefinite-lived trade names exceeded their carrying values. The discount rates used in testing goodwill ranged from 8.5% to 11.5%. The near term growth rates and perpetual growth rates, which varied for each reporting unit, ranged from approximately 3% to 10% and 2% to 4%, respectively. Management performed sensitivity analyses on the fair values resulting from the discounted cash flows valuation utilizing more conservative assumptions that reflect reasonably likely future changes in the discount rate and perpetual growth rate in all reporting units. The discount rate was decreased by 100 basis points with no impairment indicated. The perpetual growth rates were decreased by 150 basis points with no impairment indicated. Based upon the Company’s 2011 annual impairment testing analysis, including the consideration of reasonably likely adverse changes in assumptions described above, management believes it is not reasonably likely that an impairment will occur in any of the reporting units over the next twelve months.

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

DEFINED BENEFIT OBLIGATIONS — The valuation of pension and other postretirement benefits costs and obligations is dependent on various assumptions. These assumptions, which are updated annually, include discount rates, expected return on plan assets, future salary increase rates, and health care cost trend rates. The Company considers current market conditions, including interest rates, to establish these assumptions. Discount rates are developed considering the yields available on high-quality fixed income investments with maturities corresponding to the duration of the related benefit obligations. The Company’s weighted-average discount rates for the United States and international pension plans were 4.25% and 5.0%, respectively at December 31, 2011.

The Company’s weighted-average discount rate for both the United States and international pension plans was 5.25% at January 1, 2011. As discussed further in Note L, Employee Benefit Plans, of the Notes to Consolidated Financial Statements, the Company develops the expected return on plan assets considering various factors, which include its targeted asset allocation percentages, historic returns, and expected future returns. For 2011 net periodic benefit cost the Company’s expected rate of return assumption was 7.0% for both United States and international plans. The Company will use a 6.25% expected rate of return assumption for 2012 net periodic benefit cost reflecting a relatively higher proportion of fixed income plan assets. A 25 basis point reduction in the expected rate of return assumption would increase 2012 net periodic benefit cost by approximately $4 million, pre-tax.

The Company believes that the assumptions used are appropriate; however, differences in actual experience or changes in the assumptions may materially affect the Company’s financial position or results of operations. To the extent that actual (newly measured) results differ from the actuarial assumptions, the difference is recognized in accumulated other comprehensive income, and, if in excess of a specified corridor, amortized over future periods. The expected return on plan assets is determined using the expected rate of return and the fair value of plan assets. Accordingly, market fluctuations in the fair value of plan assets can affect the net periodic benefit cost in the following year. The projected benefit obligation for defined benefit plans exceeded the fair value of plan assets by $758 million at December 31, 2011. A 25 basis point reduction in the discount rate would have increased the projected benefit obligation by approximately $87 million at December 31, 2011. The primary Black & Decker U.S pension and post employment benefit plans were curtailed in late 2010, as well as the only material Black & Decker international plan, and in their place the Company implemented defined contribution benefit plans. As of December 31, 2011, 83% of the projected benefit obligation pertains to plans that have been frozen; the remaining defined benefit plans that are not frozen are predominantly small domestic union plans and those that are statutorily mandated in certain international jurisdictions. The Company recognized $32 million of defined benefit plan expense in 2011, which may fluctuate in future years depending upon various factors including future discount rates and actual returns on plan assets.

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

As of December 31, 2011, the Company had reserves of $165 million for remediation activities associated with Company-owned properties as well as for Superfund sites, for losses that are probable and estimable. The range of environmental remediation costs that is reasonably possible is $140 million to $355 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with this policy.

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

In assessing the need for a valuation allowance, the Company considers all positive and negative evidence including; estimates of future taxable income, considering the feasibility of ongoing tax planning strategies, the reliability of tax loss carry-forwards and the future reversal of existing temporary differences. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event the Company were to determine that it would not be able to realize all or a portion of its deferred tax assets in the future, the unrealizable amount would be charged to earnings in the period in which that determination is made. By contrast, if the Company were to determine that it would be able to realize deferred tax assets in the future in excess of the net carrying amounts, it would decrease the recorded valuation allowance through a favorable adjustment to earnings in the period in which that determination is made.

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

RISK INSURANCE — To manage its insurance costs efficiently, the Company self insures for certain U.S. business exposures and generally has low deductible plans internationally. For domestic workers’ compensation, automobile and product liability (liability for alleged injuries associated with the Company’s products), the Company generally purchases outside insurance coverage only for severe losses (“stop loss” insurance) and these lines of insurance involve the most significant accounting estimates. While different stop loss deductibles exist for each of these lines of insurance, the maximum stop loss deductible is set at no more than $5 million per occurrence and $49 million in the aggregate per annum. The process of establishing risk insurance reserves includes consideration of actuarial valuations that reflect the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims discounted to present value. The cash outflows related to risk insurance claims are expected to occur over a maximum of 13 years. The Company believes the liabilities recorded for these U.S. risk insurance reserves, totaling $112 million and $106 million as of December 31, 2011 and January 1, 2011, respectively, are adequate. Due to judgments inherent in the reserve estimation process it is possible the ultimate costs will differ from this estimate.

WARRANTY — The Company provides product and service warranties which vary across its businesses. The types of warranties offered generally range from one year to limited lifetime, while certain products carry no warranty. Further, the Company sometimes incurs discretionary costs to service its products in connection with product performance issues. Historical warranty and service claim experience forms the basis for warranty obligations recognized. Adjustments are recorded to the warranty liability as new information becomes available. The Company believes the $129 million reserve for expected warranty claims as of December 31, 2011 is adequate, but due to judgments inherent in the reserve estimation process, including forecasting future product reliability levels and costs of repair as well as the estimated age of certain products submitted for claims, the ultimate claim costs may differ from the recorded warranty liability. The Company also establishes a reserve for product recalls on a product-specific basis during the period in which the circumstances giving rise to the recall become known and estimable for both company initiated actions and those required by regulatory bodies.

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

These lease programs are utilized primarily to reduce overall cost and to retain flexibility. The cash outflows for lease payments approximate the $6 million of rent expense recognized in fiscal 2011. As of December 31, 2011 the estimated fair value of assets and remaining obligations for these properties were $36 million and $32 million, respectively.

CAUTIONARY STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM

ACT OF 1995

Certain statements contained in this Annual Report on Form 10-K that are not historical, including but not limited to those regarding the Company’s ability to: (i) meet its long term financial objectives including: 4-6% organic revenue growth; 10-12% total revenue growth; mid-teens percentage EPS growth; free cash flow greater than or equal to net income; ROCE between 12-15%; continued dividend growth; and a strong investment grade credit rating; (ii) meet its long term capital allocation objectives pertaining to free cash flow including, investing approximately 2/3 in acquisitions and returning approximately 1/3 to shareowners as the Company remains committed to dividend growth and opportunistic share buy backs; (iii) achieve approximately $80 million in cost synergies in connection with the acquisition of Niscayah by the end of 2013; (iv) achieve a benefit of approximately $0.45 of earnings per diluted share (excluding expected acquisition related charges of $60-$80 million) by 2014 as a result of the Niscayah acquisition; (v) achieve $450 million ($485 million on an annualized basis) in cost synergies by the end of 2012 in connection with the integration of Black & Decker which will help fuel future profit growth and facilitate global cost leadership; (vi) achieve $300 million to $400 million in revenue synergies by 2013 resulting from the Merger, which implies a benefit of $0.35 to $0.50 of earnings per diluted share; and (vii) generate full year 2012 diluted earnings per share in the range of $4.71 to $4.97; generate full year 2012 EPS in the range of $5.75 to $6.00 per diluted share (excluding merger & acquisition related charges); and generate free cash flow for 2012 (excluding merger & acquisition related charges and payments) of approximately $1.2 billion (collectively, the “Results”); are “forward looking statements” and subject to risk and uncertainty.

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

The Company’s ability to deliver the Results is dependent, or based, upon: (i) the Company’s ability to effectively execute its integration plans to identify and estimate key synergy drivers; achieve the cost and revenue synergies, capitalize on growth opportunities and achieve the anticipated results of the Merger and the Niscayah acquisition; (ii) the Company’s success in driving brand expansion, achieving increased access to global markets through established distribution channels and cross selling opportunities; (iii) the ability of the Company to generate organic net sales increase of 1-2% on a pro forma basis (if Niscayah was owned for the full year 2011); (iv) the Company’s ability to deliver on proactive cost containment actions; (v) the Company’s ability to achieve a tax rate of approximately 22-23% in 2012, creating an ~$0.50 headwind compared to the 2011 rate of 14.0%; (vi) the Company’s ability to limit interest expense to approximate $130 million and other-net to approximate $250 million ($210 million of which is intangible amortization); (vi) obtaining a full year average share count in 2012 of 167.6 million shares (viii) successful identification and consummation of acquisitions, as well as integration of existing businesses, that enhance the Company’s growth and long term objectives; (ix) the continued acceptance of technologies used in the Company’s products and services; (x) the Company’s ability to manage existing Sonitrol and Mac Tools franchisee and distributor relationships; (xi) the Company’s ability to minimize costs associated with any sale or discontinuance of a business or product line, including any severance, restructuring, legal or other costs; (xii) the proceeds realized with respect to any business or product line disposals; (xiii) the extent of any asset impairments with respect to any businesses or product lines that are sold or discontinued as well as the Company’s ability to test and analyze the possibility of asset impairment; (xiv) the success of the Company’s efforts to manage freight costs, steel and other commodity costs; (xv) the Company’s ability to sustain or increase prices in order to, among other things, offset or mitigate the impact of steel, freight, energy, non-ferrous commodity and other commodity costs and any inflation increases; (xvi) the Company’s ability to generate free cash flow and maintain a strong debt to capital ratio; (xvii) the Company’s ability to identify and effectively execute productivity improvements and cost reductions, while minimizing any associated restructuring charges; (xviii) the Company’s ability to obtain favorable settlement of routine tax audits; (xix) the ability of the Company to generate earnings sufficient to realize future income tax benefits during periods when temporary differences become deductible; (xx) the continued ability of the Company to access credit and equity markets under satisfactory terms; and (xxi) the Company’s ability to negotiate satisfactory payment terms under which the Company buys and sells goods, services, materials and products.

The Company’s ability to deliver the Results is also dependent upon: (i) the success of the Company’s innovative product development and cross-selling efforts as well as its marketing and sales efforts; (ii) the ability of the Company to maintain or improve production rates in the Company’s manufacturing facilities, respond to significant changes in product demand and fulfill demand for new and existing products; (iii) the Company’s ability to continue improvements in working capital through effective management of accounts receivable and inventory levels; (iv) the ability to continue successfully managing and defending claims and litigation, including environmental claims and expenses; (v) the success of the Company’s efforts to mitigate any cost increases generated by, for example, increases in the cost of energy or significant Chinese Renminbi or other currency appreciation; (vi) the geographic distribution of the Company’s earnings; (vii) the Company’s investment of revenues in infrastructure improvements; (viii) the commitment to and success of the Stanley Fulfillment System.

The Company’s ability to achieve the Results will also be affected by external factors. These external factors include: pricing pressure and other changes within competitive markets; the continued consolidation of customers particularly in consumer channels; inventory management pressures on the Company’s customers; the impact the tightened credit markets may have on the Company or its customers or suppliers; the extent to which the Company has to write off accounts receivable or assets or experiences supply chain disruptions in connection with bankruptcy filings by customers or suppliers; increasing competition; changes in laws, regulations and policies that affect the Company, including, but not limited to trade, monetary, tax and fiscal policies and laws; the timing and extent of any inflation or deflation; currency exchange fluctuations; the impact of dollar/foreign currency exchange and interest rates on the competitiveness of products and the Company’s debt program; the strength of the U.S. and European economies; the extent to which world-wide markets associated with homebuilding and remodeling stabilize and rebound; the impact of events that cause or may cause disruption in the Company’s manufacturing, distribution and sales networks such as natural disasters, war, terrorist activities, and political unrest; and recessionary or expansive trends in the economies of the world in which the Company operates, including, but not limited to, the extent and duration of the current recession in the US economy and fluctuations in the securities markets.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company incorporates by reference the material captioned “Market Risk” in Item 7 and in Note I, Derivative Financial Instruments, of the Notes to Consolidated Financial Statements in Item 8.

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

In September 2011, Stanley Black & Decker acquired Niscayah Group AB (“Niscayah”) for $984.5 million. Since Stanley Black & Decker has not yet fully incorporated the internal controls and procedures of Niscayah into Stanley Black & Decker’s internal control over financial reporting, management excluded this business from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2011. Niscayah accounted for $1,577 million and $978 million of Stanley Black & Decker’s total assets and net assets, respectively, as of December 31, 2011 and $303 million and $6 million of revenue and net income, respectively, for the year then ended.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, with the exception of the previously mentioned Niscayah acquisition. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework. Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of December 31, 2011. Ernst & Young LLP, the auditor of the financial statements included in this annual report, has issued an attestation report on the registrant’s internal control over financial reporting, a copy of which appears on page 64.

Under the supervision and with the participation of management, including the Company’s President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer have concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures are effective. There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting aside from the previously mentioned acquisition of Niscayah. As part of its ongoing integration activities, the Company is continuing to incorporate its controls and procedures into Niscayah.

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

The following is a list of the executive officers of the Company as of February 23, 2012:

Name and Age	Office	Date Elected to Office
John F. Lundgren (60)	President and Chief Executive Officer since March 2010. Chairman and Chief Executive officer (2004). President, European Consumer Products, Georgia-Pacific Corporation (2000).	03/01/04

Donald Allan, Jr. (47)	Senior Vice President & Chief Financial Officer since March 2010. Vice President & Chief Financial Officer (2009); Vice President & Corporate Controller (2002); Corporate Controller (2000); Assistant Controller (1999).	10/24/06

Jeffery D. Ansell (44)	Senior Vice President and Group Executive, Construction and DIY since March 2010. Vice President & President, Stanley Consumer Tools Group; President – Consumer Tools and Storage (2004); President of Industrial Tools & Storage (2002); Vice President – Global Consumer Tools Marketing (2001); Vice President Consumer Sales America (1999).	02/22/06

Nolan D. Archibald (68)	Executive Chairman since March 2010. President and Chief Executive Officer and Chairman of the Board of The Black & Decker Corporation (1990-2010).	03/12/10

Michael A. Bartone (52)	Vice President, Corporate Tax since January 2002.	07/17/09

Bruce H. Beatt (59)	Senior Vice President, General Counsel and Secretary since March 2010. Vice President, General Counsel and Secretary (2000).	10/09/00

D. Brett Bontrager (49)	Senior Vice President and Group Executive, Stanley Security Solutions since March 2010. President, Convergent Security Solutions and Vice President, Business Development (2007); Vice President, Business Development (2004); Director, Business Development (2003).	08/01/08

Jeff Chen (53)	Vice President & President, Asia. Director, Asia Operations (2002); Managing Director, Thailand (1999).	04/27/05

Hubert Davis, Jr. (63)	Senior Vice President & Chief Information Officer/SFS since March 2010. Senior Vice President, Business Transformation (2006); Vice President, Chief Information Officer (June 2000); Chief Information Officer and e-commerce Leader (2000).	05/25/04

Craig A. Douglas (57)	Vice President & Treasurer since January 2002.	07/17/09

Massimo Grassi (50)	President, Stanley Security Solutions Europe. President, Industrial & Automotive Tools (2009); President, Stanley Europe and President Directeur General, Facom (2007); President of Pentair Water EMEA (Pentair Inc. – PNR) (2006).	03/12/10

James M. Loree (53)	Executive Vice President and Chief Operating Officer since January 2009; Executive Vice President Finance and Chief Financial Officer (1999).	07/19/99

Mark J. Mathieu (59)	Senior Vice President, Human Resources since March 2010. Vice President, Human Resources (1997).	09/17/97

Jaime Ramirez (44)	President, Construction & DIY, Latin America, ANZ. President-Latin America, The Black & Decker Corporation (2010); Vice President and General Manager – Latin America The Black & Decker Corporation (2008); Vice President and General Manager – Andean Region The Black & Decker Corporation (2007).	03/12/10

Ben S. Sihota (53)	President, Emerging Markets Group. President-Asia/Pacific, The Black & Decker Corporation (2010); President-Asia, The Black & Decker Corporation (2006).	03/12/10

William S. Taylor (56)	President, Professional Power Tools & Products. Vice President-Global Product Development of the Industrial Products Group, The Black & Decker Corporation (2010); Vice President-Industrial Product Group Development, The Black & Decker Corporation (2009); Vice President-Industrial Products Group Product Development, The Black & Decker Corporation (2008); Vice President/General Manager Industrial Accessories Business, The Black & Decker Corporation (2008); Vice President and General Manager Woodworking Tools, The Black & Decker Corporation (2005).	03/12/10

Michael A. Tyll (55)	President, Engineered Fastening. President, Fastening and Assembly Systems, The Black & Decker Corporation (2010); President, Automotive Division, The Black & Decker Corporation (2006).	03/12/10

John H. Wyatt (53)	President, Construction & DIY, EMEA. President-Europe, Middle East, and Africa of the Power Tools and Accessories, The Black & Decker Corporation (2010); Vice President-Consumer Products (Europe, Middle East and Africa), The Black & Decker Corporation (2008); Managing Director Scotts UK and Iceland for Scotts Miracle Gro (2006).	03/12/10

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

EQUITY COMPENSATION PLAN INFORMATION

Compensation plans under which the Company’s equity securities are authorized for issuance at December 31, 2011 follow:

	(A)		(B)		(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options and stock awards		Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	14,356,277	(1)	$52.47	(2)	5,452,004	(3)
Equity compensation plans not approved by security holders (4)	—		—		—
Total	14,356,277		$52.47		5,452,004	(3)

(1)	Consists of 10,444,660 shares underlying outstanding stock options (whether vested or unvested) with a weighted average exercise price of $52.47 and a weighted average term of 3.49 years; 3,731,007 shares underlying time-vesting restricted stock units that have not yet vested and the maximum number of shares that will be issued pursuant to outstanding long term performance awards if all established goals are met; and 180,610 of shares earned but related to which participants elected deferral of delivery. All stock-based compensation plans are discussed in Note J, Capital Stock, of the Notes to the Consolidated Financial Statements in Item 8.
(2)	There is no cost to the recipient for shares issued pursuant to time-vesting restricted stock units or long term performance awards. Because there is no strike price applicable to these stock awards they are excluded from the weighted-average exercise price which pertains solely to outstanding stock options.
(3)	Consists of 2,808,891 of shares available for purchase under the employee stock purchase plan ("ESPP") at the election of employees and 2,643,113 securities available for future grants by the board of directors under stock-based compensation plans.
(4)	There is a non-qualified deferred tax savings plan for highly compensated salaried employees which mirrors the qualified plan provisions, but was not specifically approved by security holders. U.S. employees are eligible to contribute from 1% to 15% of their salary to a tax deferred savings plan as described in the ESOP section of Item 8 Note L, Employee Benefit Plans, to the Consolidated Financial Statements of this Form 10-K. Prior to 2010 and in 2011, Stanley contributed an amount equal to one half of the employee contribution up to the first 7% of salary. In 2009, an employer match benefit was provided under the plan equal to one-quarter of each employee’s tax-deferred contribution up to the first 7% of their compensation. The investment of the employee’s contribution and the Company’s contribution was controlled by the employee participating in the plan and may include an election to invest in Company stock. The same matching arrangement was provided for highly compensated salaried employees in the “non-qualified” plan, except that the arrangement for these employees is outside of the ESOP, and is not funded in advance of distributions. Shares of the Company’s common stock may be issued at the time of a distribution from the plan. The number of securities remaining available for issuance under the plan at December 31, 2011 is not determinable, since the plan does not authorize a maximum number of securities.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Index to documents filed as part of this report:

1. and 2. Financial Statements and Financial Statement Schedules.

The response to this portion of Item 15 is submitted as a separate section of this report beginning with an index thereto on page 60.

3. Exhibits

See Exhibit Index in this Form 10-K on page 126.

(b) See Exhibit Index in this Form 10-K on page 126.

(c) The response in this portion of Item 15 is submitted as a separate section of this Form 10-K with an index thereto beginning on page 60.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANLEY BLACK & DECKER, INC.

By:	/s/ John F. Lundgren
John F. Lundgren, President
and Chief Executive Officer

Date: February 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John F. Lundgren	President and Chief Executive Officer and Director	February 23, 2012
John F. Lundgren

/s/ Donald Allan, Jr.	Senior Vice President and Chief Financial Officer	February 23, 2012
Donald Allan, Jr.

/s/ Jocelyn S. Belisle	Chief Accounting Officer	February 23, 2012
Jocelyn S. Belisle

*	Executive Chairman	February 23, 2012
Nolan D. Archibald

*	Director	February 23, 2012
John G. Breen

*	Director	February 23, 2012
George W. Buckley

*	Director	February 23, 2012
Patrick D. Campbell

*	Director	February 23, 2012
Carlos M. Cardoso

*	Director	February 23, 2012
Virgis W. Colbert

*	Director	February 23, 2012
Robert B. Coutts

*	Director	February 23, 2012
Benjamin H. Griswold, IV

*	Director	February 23, 2012
Eileen S. Kraus

*	Director	February 23, 2012
Anthony Luiso

*	Director	February 23, 2012
Marianne M. Parrs

*	Director	February 23, 2012
Robert L. Ryan

*By: /s/ Bruce H. Beatt
Bruce H. Beatt (As Attorney-in-Fact)

FORM 10-K

ITEM 15(a) (1) AND (2)

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES

All other schedules are omitted because either they are not applicable or the required information is shown in the financial statements or the notes thereto.

Schedule II — Valuation and Qualifying Accounts

Stanley Black & Decker, Inc. and Subsidiaries

Fiscal years ended December 31, 2011, January 1, 2011, and January 2, 2010

(Millions of Dollars)

		ADDITIONS
	Beginning Balance	Charged to Costs and Expenses	Charged To Other Accounts(b)(c)	(a) Deductions	Ending Balance
Allowance for Doubtful Accounts:
Year Ended 2011	$55.4	$15.9	$5.6	$(13.0)	$63.9
Year Ended 2010	$31.2	$10.6	$24.6	$(11.0)	$55.4
Year Ended 2009	$39.9	$13.6	$(0.5)	$(21.8)	$31.2
Tax Valuation Allowance:
Year Ended 2011	$265.8	$75.3	$2.5	$(34.9)	$308.7
Year Ended 2010	$24.4	$46.9	$199.1	$(4.6)	$265.8
Year Ended 2009	23.5	2.4	0.7	(2.2)	24.4

(a)	With respect to the allowance for doubtful accounts, deductions represent amounts charged-off less recoveries of accounts previously charged-off.
(b)	Amounts represent the impact of foreign currency translation, acquisitions and net transfers to /from other accounts.
(c)	For 2010, amount primarily represents beginning tax valuation allowance as adjusted from the Merger.

Amounts in the table above have been recast from prior year to reflect the three divested businesses that were classified as discontinued operations during 2011.

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

In September 2011, Stanley Black & Decker acquired Niscayah Group AB (“Niscayah”) for $984.5 million. Since Stanley Black & Decker has not yet fully incorporated the internal controls and procedures of Niscayah into Stanley Black & Decker’s internal control over financial reporting, management excluded this business from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2011. Niscayah accounted for $1,577 million and $978 million of Stanley Black & Decker’s total assets and net assets, respectively, as of December 31, 2011 and $303 million and $6 million of revenue and net income, respectively, for the year then ended.

Management has assessed the effectiveness of Stanley Black & Decker Inc.’s internal control over financial reporting as of December 31, 2011, with the exception of the aforementioned Niscayah acquisition. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework. Management concluded that based on its assessment, Stanley Black & Decker, Inc.’s internal control over financial reporting was effective as of December 31, 2011. Ernst & Young LLP, the auditor of the financial statements included in this annual report, has issued an attestation report on the registrant’s internal control over financial reporting, a copy of which appears on page 64.

/s/ John F. Lundgren
John F. Lundgren, President and Chief Executive Officer

/s/ Donald Allan Jr.
Donald Allan Jr., Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stanley Black & Decker, Inc.

We have audited the accompanying consolidated balance sheets of Stanley Black & Decker, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and January 1, 2011, and the related consolidated statements of operations, changes in shareowners’ equity, and cash flows for each of the three fiscal years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2011 and January 1, 2011, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 expressed an unqualified opinion thereon.

Hartford, Connecticut                                                                             /s/ Ernst &Young, LLP

February 23, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stanley Black & Decker, Inc.

We have audited Stanley Black & Decker, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Niscayah Group AB, which is included in the 2011 consolidated financial statements of Stanley Black & Decker, Inc. and subsidiaries and constituted $1,577 million and $978 million of total and net assets, respectively, as of December 31, 2011 and $303 million and $6 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Stanley Black & Decker, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Niscayah Group AB.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and January 1, 2011, and the related consolidated statements of operations, changes in shareowners’ equity, and cash flows for each of the three fiscal years in the period ended December 31, 2011 and our report dated February 23, 2012 expressed an unqualified opinion thereon.

Hartford, Connecticut                                                                             /s/ Ernst &Young, LLP

February 23, 2012

Consolidated Statements of Operations

Fiscal years ended December 31, 2011, January 1, 2011, and January 2, 2010

(In Millions of Dollars, except per share amounts)

	2011	2010	2009
Net Sales	$10,376.4	$8,343.9	$3,682.6

Costs and Expenses
Cost of sales	$6,582.9	$5,409.1	$2,190.2
Selling, general and administrative	2,536.0	2,142.8	1,002.2
Provision for doubtful accounts	15.9	10.6	13.6
Other-net	277.5	199.1	138.4

Restructuring charges and asset impairments	71.0	241.9	38.8
Gain on debt extinguishment	—	—	(43.8)
Interest income	(27.0)	(9.3)	(3.1)
Interest expense	140.3	109.9	63.7

	$9,596.6	$8,104.1	$3,400.0

Earnings from continuing operations before income taxes	779.8	239.8	282.6
Income taxes on continuing operations	88.6	37.7	55.0

Earnings from continuing operations	$691.2	$202.1	$227.6
Less: Net (loss) earnings attributable to non-controlling interests	(0.1)	—	2.0

Net earnings from continuing operations attributable to common shareowners	691.3	202.1	225.6

Loss from discontinued operations before income taxes	(16.5)	(2.6)	(5.0)
Income taxes (benefit) on discontinued operations	0.2	1.3	(3.7)

Net loss from discontinued operations	$(16.7)	$(3.9)	$(1.3)

Net Earnings Attributable to Common Shareowners	$674.6	$198.2	$224.3

Basic earnings (loss) per share of common stock:
Continuing operations	$4.16	$1.37	$2.82
Discontinued operations	(0.10)	(0.03)	(0.01)

Total basic earnings per share of common stock	$4.06	$1.34	$2.81

Diluted earnings (loss) per share of common stock:
Continuing operations	$4.06	$1.35	$2.81
Discontinued operations	(0.10)	(0.03)	(0.01)

Total diluted earnings per share of common stock	$3.97	$1.32	$2.79

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

December 31, 2011 and January 1, 2011

(Millions of Dollars)

	2011	2010
Assets
Current Assets
Cash and cash equivalents	$906.9	$1,742.8
Accounts and notes receivable, net	1,553.2	1,399.7
Inventories, net	1,438.6	1,262.0
Prepaid expenses	209.0	222.9
Other current assets	215.0	223.8

Total Current Assets	4,322.7	4,851.2
Property, Plant and Equipment, net	1,250.9	1,156.0
Goodwill	6,920.1	5,937.0
Customer Relationships, net	1,179.1	887.2
Trade Names, net	1,809.8	1,826.8
Other Intangible Assets, net	128.1	142.4
Other Assets	338.3	338.8

Total Assets	$15,949.0	$15,139.4

Liabilities and Shareowners’ Equity
Current Liabilities
Short-term borrowings	$0.2	$1.6
Current maturities of long-term debt	526.4	416.1
Accounts payable	1,312.6	990.7
Accrued expenses	1,429.3	1,339.0

Total Current Liabilities	3,268.5	2,747.4
Long-Term Debt	2,925.8	3,018.1
Deferred Taxes	905.0	898.4
Post-retirement Benefits	724.1	642.4
Other Liabilities	1,058.8	763.4
Commitments and Contingencies (Notes R and S)	—	—

Shareowners’ Equity
Stanley Black & Decker, Inc. Shareowners’ Equity
Preferred stock, without par value:
Authorized and unissued 10,000,000 shares	—	—
Common stock, par value $2.50 per share:
Authorized 300,000,000 shares in 2011 and 2010
Issued 176,091,572 shares in 2011 and 2010	440.7	440.7
Retained earnings	2,707.3	2,301.8
Additional paid in capital	4,581.3	4,885.7
Accumulated other comprehensive loss	(349.2)	(116.3)
ESOP	(68.5)	(74.5)

	7,311.6	7,437.4
Less: cost of common stock in treasury (7,044,611 shares in 2011 and 9,744,142 shares in 2010)	(308.0)	(420.4)

Stanley Black & Decker, Inc. Shareowners’ Equity	7,003.6	7,017.0
Non-controlling interests	63.2	52.7

Total Shareowners’ Equity	7,066.8	7,069.7

Total Liabilities and Shareowners’ Equity	$15,949.0	$15,139.4

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Fiscal years ended December 31, 2011, January 1, 2011, and January 2, 2010

(Millions of Dollars)

	2011	2010	2009
Operating Activities:
Net earnings attributable to common shareowners	$674.6	$198.2	$224.3
Add: net loss from discontinued operations	16.7	3.9	1.3
Add: net (loss) earnings attributable to non-controlling interests	(0.1)	—	2.0

Net earnings from continuing operations	$691.2	$202.1	$227.6
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	228.5	203.4	95.5
Amortization of intangibles	181.6	145.3	104.6
Inventory step-up amortization	0.8	173.5	—
Asset impairments	0.6	24.1	6.8
Stock-based compensation expense	68.9	85.1	20.7
Provision for doubtful accounts	15.9	10.6	13.6
Income tax settlements	(73.4)	(36.2)	(8.8)
Debt-fair value amortization	(34.1)	(37.9)	—
Other non-cash items	(12.6)	(0.1)	(7.8)
Changes in operating assets and liabilities:
Accounts receivable	10.1	22.5	130.5
Inventories	(90.2)	35.3	152.8
Accounts payable	214.2	77.3	(57.3)
Accrued expenses	(3.8)	52.9	(62.0)
Other current assets	28.4	18.7	(24.8)
Long-term receivables	(21.1)	(14.6)	(24.4)
Defined benefit liabilities	(130.5)	(276.9)	(17.4)
Other long-term liabilities	(119.5)	39.2	18.3
Other long-term assets	43.9	15.0	(31.1)

Net cash provided by operating activities	998.9	739.3	536.8
Investing Activities:
Capital expenditures	(302.1)	(185.5)	(93.4)
Proceeds from sales of assets	29.4	11.0	2.5
Business acquisitions, net of cash acquired	(1,179.6)	(550.3)	(24.3)
Proceeds from sales of businesses	27.1	—	—
Cash acquired from Black & Decker	—	949.4	—
Undesignated interest rate swap terminations	(3.1)	30.1	—
Proceeds from net investment hedge settlements	—	43.9	—
Payments on net investment hedge settlements	(36.0)	(29.0)	—

Net cash (used in) provided by investing activities	(1,464.3)	269.6	(115.2)
Financing Activities:
Payments on long-term debt	(403.2)	(515.8)	(64.5)
Proceeds from debt issuance	421.0	1,009.8	—
Net repayments on short-term borrowings	(199.4)	(263.6)	(119.9)
Stock purchase contract fees	(3.2)	(7.7)	(15.2)
Purchase of common stock for treasury	(11.1)	(4.9)	(2.6)
Net premium paid for equity option	(19.6)	(50.3)	(9.2)
Termination of forward starting interest rate swap	—	(48.4)	—
Proceeds from issuance of common stock	119.6	396.1	61.2
Cash dividends on common stock	(275.9)	(201.6)	(103.6)
Other	—	—	4.8

Net cash (used in) provided by financing activities	(371.8)	313.6	(249.0)
Effect of exchange rate changes on cash	1.3	22.2	13.9

(Decrease) Increase in cash and cash equivalents	(835.9)	1,344.7	186.5
Cash and cash equivalents, beginning of year	1,742.8	398.1	211.6

Cash and cash equivalents, end of year	$906.9	$1,742.8	$398.1

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareowners’ Equity

Fiscal years ended December 31, 2011, January 1, 2011, and January 2, 2010

(Millions of Dollars, Except Per Share Amounts)

	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	ESOP	Treasury Stock	Non- Controlling Interests	Shareowners’ Equity
Balance January 3, 2009	230.9	91.5	2,199.9	(152.0)	(87.2)	(576.8)	18.5	1,724.8
Comprehensive income:
Net earnings			224.3				2.0	226.3
Currency translation adjustment and other				77.1				77.1
Change in pension, net of tax				(1.6)				(1.6)

Total comprehensive income			224.3	75.5			2.0	301.8
Cash dividends declared — $1.30 per share			(103.6)					(103.6)
Issuance of common stock		(6.9)	(27.1)			95.1		61.1
Repurchase of common stock (62,336 shares)						(2.6)		(2.6)
Net premium paid and settlement of equity option		16.2				(25.4)		(9.2)
Formation of joint venture							4.9	4.9
Other, stock-based compensation related		20.7						20.7
Tax benefit related to stock options exercised		5.2						5.2
ESOP and related tax benefit			2.0		6.4			8.4

Balance January 2, 2010	230.9	126.7	2,295.5	(76.5)	(80.8)	(509.7)	25.4	2,011.5
Comprehensive income:
Net earnings			198.2				—	198.2
Currency translation adjustment and other				(6.9)				(6.9)
Cash flow hedge, net of tax				(54.9)				(54.9)
Change in pension, net of tax				22.0				22.0

Total comprehensive income			198.2	(39.8)			—	158.4
Cash dividends declared — $1.34 per share			(193.9)					(193.9)
Equity purchase contracts — stock issuance	12.9	307.1						320.0
Issuance of common stock		(30.2)				95.5		65.3
Black & Decker consideration paid	196.9	4,458.9				0.4		4,656.2
Repurchase of common stock (79,357 shares)						(4.9)		(4.9)
Convertible equity — offering fees		(13.6)						(13.6)
Convertible equity — non-cash stock contract fees		(14.9)						(14.9)
Net premium paid and settlement of equity option		(48.6)				(1.7)		(50.3)
Non-controlling interest buyout		0.7					(1.6)	(0.9)
Non-controlling interests of acquired businesses							28.9	28.9
Other, stock-based compensation related		85.0						85.0
Tax benefit related to stock options exercised		14.6						14.6
ESOP and related tax benefit			2.0		6.3			8.3

Balance January 1, 2011	$440.7	$4,885.7	$2,301.8	$(116.3)	$(74.5)	$(420.4)	$52.7	$7,069.7

Comprehensive income:
Net earnings			674.6				(0.1)	674.5
Currency translation adjustment and other				(116.6)				(116.6)
Cash flow hedge, net of tax				(25.7)				(25.7)
Change in pension, net of tax				(90.6)				(90.6)

Total comprehensive income			674.6	(232.9)			(0.1)	441.6
Cash dividends declared — $1.64 per share			(271.3)					(271.3)
Issuance of common stock		(22.4)				123.7		101.3
Forward obligation to purchase treasury shares		(350.0)						(350.0)
Equity purchase contracts — stock issuance		(0.4)						(0.4)
Net premium paid and settlement of equity option		(19.4)				(0.2)		(19.6)
Repurchase of common stock (164,710 shares)						(11.1)		(11.1)
Non-controlling interests of acquired businesses							10.6	10.6
Stock-based compensation related		68.9						68.9
Tax benefit related to stock options exercised		18.9						18.9
ESOP and related tax benefit			2.2		6.0			8.2

Balance December 31, 2011	$440.7	$4,581.3	$2,707.3	$(349.2)	$(68.5)	$(308.0)	$63.2	$7,066.8

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

A. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION — The Consolidated Financial Statements include the accounts of Stanley Black & Decker, Inc. and its majority-owned subsidiaries (collectively the “Company”) which require consolidation, after the elimination of intercompany accounts and transactions. The Company’s fiscal year ends on the Saturday nearest to December 31. There were 52 weeks in the fiscal years 2011, 2010, and 2009.

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

The Company sold three small businesses during 2011 for total cash proceeds of $27.1 million. The largest of these businesses was part of the Company’s Industrial segment, with the two smaller businesses being part of the Company’s Security segment. The operating results of these three businesses have been reported as discontinued operations in the Consolidated Statement of Operations for all periods presented.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

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

INVENTORIES — U.S inventories are predominantly valued at the lower of Last-In First-Out (“LIFO”) cost or market because the Company believes it results in better matching of costs and revenues. Other inventories are valued at the lower of First-In, First-Out (“FIFO”) cost or market because LIFO is not permitted for statutory reporting outside the U.S. See Note C, Inventories, for a quantification of the LIFO impact on inventory valuation.

PROPERTY, PLANT AND EQUIPMENT — The Company generally values property, plant and equipment (“PP&E”), including capitalized software, at historical cost less accumulated depreciation and amortization. Costs related to maintenance and repairs which do not prolong the assets useful life are expensed as incurred. Depreciation and amortization are provided using straight-line methods over the estimated useful lives of the assets as follows:

Useful Life (Years)
Land improvements	10 —20
Buildings	40
Machinery and equipment	3 — 15
Computer software	3 — 5

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

GOODWILL AND INTANGIBLE ASSETS — Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Intangible assets acquired are recorded at estimated fair value. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are tested for impairment annually during the third quarter, and at any time when events suggest an impairment more likely than not has occurred. To assess goodwill for impairment, the Company determines the fair value of its reporting units, which are primarily determined using management’s assumptions about future cash flows based on long-range strategic plans. This approach incorporates many assumptions including future growth rates, discount factors and tax rates. In the event the carrying value of a reporting unit exceeded its fair value, an impairment loss would be recognized to the extent the carrying amount of the reporting unit’s goodwill exceeded the implied fair value of the goodwill.

Indefinite-lived intangible asset carrying amounts are tested for impairment by comparing to current fair market value, usually determined by the estimated cost to lease the asset from third parties. Intangible assets with definite lives are amortized over their estimated useful lives generally using an accelerated method. Under this accelerated method, intangible assets are amortized reflecting the pattern over which the economic benefits of the intangible assets are consumed. Definite-lived intangible assets are also evaluated for impairment when impairment indicators are present. If the carrying value exceeds the total undiscounted future cash flows, a discounted cash flow analysis is performed to determine the fair value of the asset. If the carrying value of the asset were to exceed the fair value, it would be written down to fair value. No goodwill or other significant intangible asset impairments were recorded during 2011, 2010, or 2009.

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

In the event it becomes probable the forecasted transaction to which a cash flow hedge relates will not occur, the derivative would be terminated and the amount in other comprehensive income would generally be recognized in earnings. Changes in the fair value of derivatives used as hedges of the net investment in foreign operations, to the extent they are effective, are reported in other comprehensive income and are deferred until the subsidiary is sold. Changes in the fair value of derivatives not designated as hedges under ASC 815 “Derivatives and Hedging” (“ASC 815”), and any portion of a hedge that is considered ineffective, are reported in earnings in the same caption where the hedged items are recognized.

The net interest paid or received on interest rate swaps is recognized as interest expense. Gains and losses resulting from the early termination of interest rate swap agreements are deferred and amortized as adjustments to interest expense over the remaining period of the debt originally covered by the terminated swap.

REVENUE RECOGNITION — General: The majority of the Company’s revenues result from the sale of tangible products, where revenue is recognized when the earnings process is complete, collectability is reasonably assured, and the risks and rewards of ownership have transferred to the customer, which generally occurs upon shipment of the finished product, but sometimes is upon delivery to customer facilities.

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

Multiple Element Arrangements: Approximately six percent of the Company’s revenues are generated by multiple element arrangements, primarily in the Security segment. When a sales agreement involves multiple elements, deliverables are separately identified and consideration is allocated based on their relative selling price in accordance with ASC 605-25, “Revenue Recognition — Multiple-Element Arrangements”.

Sales of security monitoring systems may have multiple elements, including equipment, installation and monitoring services. For these arrangements, the Company assesses its revenue arrangements to determine the appropriate units of accounting, and with each deliverable provided under the arrangement considered a separate unit of accounting. Amounts assigned to each unit of accounting are based on an allocation of total arrangement consideration using a hierarchy of estimated selling price for the deliverables. The selling price used for each deliverable will be based on Vendor Specific Objective Evidence (“VSOE”) if available, Third Party Evidence (“TPE”) if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. Revenue recognized for equipment and installation is limited to the lesser of their allocated amounts under the estimated selling price hierarchy or the non-contingent up-front consideration received at the time of installation, since collection of future amounts under the arrangement with the customer is contingent upon the delivery of monitoring services.

For short duration and less complex installation contracts revenue is recognized upon contract completion and customer acceptance. The Company’s more complex contract sales for the installation of security intruder systems and other construction-related projects are recorded under the percentage-of-completion method. Profits recognized on contracts in process are based upon estimated contract revenue and related total cost of the project at completion. The extent of progress toward completion is generally measured using input methods based on labor metrics. Revisions to these estimates as contracts progress have the effect of increasing or decreasing profits each period. Provisions for anticipated losses are made in the period in which they become determinable. The revenue for monitoring and monitoring-related services are recognized as services are rendered over the contractual period.

Customer billings for services not yet rendered are deferred and recognized as revenue as the services are rendered and the associated deferred revenue is included in current liabilities or long-term liabilities, as appropriate.

COST OF SALES AND SELLING, GENERAL & ADMINISTRATIVE — Cost of sales includes the cost of products and services provided reflecting costs of manufacturing and preparing the product for sale. These costs include expenses to acquire and manufacture products to the point that they are allocable to be sold to customers and costs to perform services pertaining to service revenues (e.g. installation of security systems, automatic doors, and security monitoring costs). Cost of sales is primarily comprised of inbound freight, direct materials, direct labor as well as overhead which includes indirect labor, facility and equipment costs. Cost of sales also includes quality control, procurement and material receiving costs as well as internal transfer costs. SG&A costs include the cost of selling products as well as administrative function costs. These expenses generally represent the cost of selling and distributing the products once they are available for sale and primarily include salaries and commissions of the Company’s sales force, distribution costs, notably salaries and facility costs, as well as administrative expenses for certain support functions and related overhead.

ADVERTISING COSTS — Television advertising is expensed the first time the advertisement airs, whereas other advertising is expensed as incurred. Advertising costs are classified in SG&A and amounted to $143.8 million in 2011, $120.1 million in 2010, and $29.3 million in 2009. Expense pertaining to cooperative advertising with customers reported as a reduction of net sales was $192.5 million in 2011, $200.0 million in 2010, and $23.3 million in 2009. Cooperative advertising with customers classified as SG&A expense amounted to $7.5 million in 2011, $5.5 million in 2010, and $5.7 million in 2009.

SALES TAXES — Sales and value added taxes collected from customers and remitted to governmental authorities are excluded from Net sales reported in the Consolidated Statements of Operations.

SHIPPING AND HANDLING COSTS — The Company generally does not bill customers for freight. Shipping and handling costs associated with inbound freight are reported in cost of sales. Shipping costs associated with outbound freight are reported as a reduction of net sales and amounted to $184.8 million, $160.4 million, and $86.1 million in 2011, 2010, and 2009, respectively. Distribution costs are classified as SG&A and amounted to $240.4 million, $197.1 million, and $101.0 million in 2011, 2010, and 2009, respectively.

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

INCOME TAXES — The Company accounts for income taxes under the asset and liability method in accordance with ASC 740, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. Any changes in tax rates on deferred tax assets and liabilities are recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent that it is more likely than not that these assets will be realized. In making this determination, Management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In the event that it is determined that an asset is not more likely that not to be realized, a valuation allowance is recorded against the asset.

The Company records uncertain tax positions in accordance with ASC 740 which requires a two step process, first management determines whether it is more likely than not that a tax position will be sustained based on the technical merits of the position and second, for those tax positions that meet the more likely than not threshold, management recognizes the largest amount of the tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related taxing authority. The Company maintains an accounting policy of recording interest and penalties on uncertain tax positions as a component of the income tax expense on continuing operations in the Consolidated Statement of Operations.

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

B. ACCOUNTS AND NOTES RECEIVABLE

(Millions of Dollars)	2011	2010
Trade accounts receivable	$1,484.0	$1,322.6
Trade notes receivable	100.3	57.1
Other accounts receivable	32.8	75.4

Gross accounts and notes receivable	1,617.1	1,455.1
Allowance for doubtful accounts	(63.9)	(55.4)

Accounts and notes receivable, net	$1,553.2	$1,399.7

Long-term trade notes receivable, net	$131.2	$110.6

Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries. Adequate reserves have been established to cover anticipated credit losses. Long-term trade financing receivables of $131.2 million and $110.6 million at December 31, 2011 and January 1, 2011, respectively, are reported within Other Assets in the Consolidated Balance Sheets. Financing receivables and long-term financing receivables are predominately related to certain security equipment leases with commercial businesses. Generally, the Company retains legal title to any equipment leases and bears the right to repossess such equipment in an event of default. All financing receivables are interest bearing and the Company has not classified any financing receivables as held-for-sale. Interest income earned from financing receivables that are not delinquent is recorded on the effective interest method. The Company considers any financing receivable that has not been collected within 90 days of original billing date as past-due or delinquent. Additionally, the Company considers the credit quality of all past-due or delinquent financing receivables as nonperforming.

The Company has $43.4 million of accounts receivable for sales contracts accounted for under the percentage of completion method as of December 31, 2011. This balance relates to the Niscayah business acquired in 2011.

In December 2011, the Company extended the terms of its accounts receivable sale program by three years to December 11, 2014. According to the terms of that program the Company is required to sell certain of its trade accounts receivables at fair value to a wholly owned, consolidated, bankruptcy-remote special purpose subsidiary (“BRS”). The BRS, in turn, must sell such receivables to a third-party financial institution (“Purchaser”) for cash and a deferred purchase price receivable. The Purchaser’s maximum cash investment in the receivables at any time is $100.0 million. The purpose of the program is to provide liquidity to the Company. The Company accounts for these transfers as sales under ASC 860 “Transfers and Servicing”. Receivables are derecognized from the Company’s Consolidated Balance Sheets when the BRS sells those receivables to the Purchaser. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred purchase price receivable. At December 31, 2011, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.

At December 31, 2011 and January 1, 2011, $92.1 million and $31.5 million, respectively, of net receivables were derecognized. Gross receivables sold amounted to $1,094.5 million ($966.4 million, net) for the year ended December 31, 2011 and $552.1 million ($492.9 million, net) for the year ended January 1, 2011. These sales resulted in a pre-tax loss of $2.4 million and $1.4 million for the years ended December 31, 2011 and January 1, 2011, respectively. Proceeds from transfers of receivables to the Purchaser totaled $925.2 million and $495.3 million for the years ended December 31, 2011 and January 1, 2011, respectively. Collections of previously sold receivables, including deferred purchase price receivables, and all fees, which are settled one month in arrears, resulted in payments to the Purchaser of $865.3 million and $498.8 million for the years ended December 31, 2011 and January 1, 2011, respectively. Servicing fees amounted to $0.3 million and less than $0.3 million for the years ended December 31, 2011 and January 1, 2011, respectively.

The Company’s risk of loss following the sale of the receivables is limited to the deferred purchase price receivable, which was $17.6 million at December 31, 2011 and $13.8 million at January 1, 2011. The deferred purchase price receivable will be repaid in cash as receivables are collected, generally within 30 days, and as such the carrying value of the receivable recorded approximates fair value. Delinquencies and credit losses on receivables sold were $0.8 million for the year ended

December 31, 2011 and less than $0.2 million for the year ended January 1, 2011. Cash inflows related to the deferred purchase price receivable totaled $254.7 million for the year ended December 31, 2011 and $174.4 million for the year ended January 1, 2011. All cash flows under the program are reported as a component of changes in accounts receivable within operating activities in the Condensed Consolidated Statements of Cash Flows since all the cash from the Purchaser is either: 1) received upon the initial sale of the receivable; or 2) from the ultimate collection of the underlying receivables and the underlying receivables are not subject to significant risks, other than credit risk, given their short-term nature.

C. INVENTORIES

(Millions of Dollars)	2011	2010
Finished products	$1,043.1	$909.8
Work in process	147.7	116.4
Raw materials	247.8	235.8

Total	$1,438.6	$1,262.0

Net inventories in the amount of $504.4 million at December 31, 2011 and $516.6 million at January 1, 2011 were valued at the lower of LIFO cost or market. If the LIFO method had not been used, inventories would have been $75.2 million higher than reported at December 31, 2011 and $67.0 million higher than reported at January 1, 2011. During 2010, inventory quantities increased due to the Merger and resulting addition of Black & Decker inventories ($1.1 billion) resulting in an increment at January 1, 2011.

D. PROPERTY, PLANT AND EQUIPMENT

(Millions of Dollars)	2011	2010
Land	$109.7	$113.9
Land improvements	36.1	40.6
Buildings	453.0	464.2
Leasehold improvements	59.9	43.0
Machinery and equipment	1,482.8	1,286.6
Computer software	308.0	225.1

Property, plant & equipment, gross	$2,449.5	$2,173.4
Less: accumulated depreciation and amortization	(1,198.6)	(1,017.4)

Property, plant & equipment, net	$1,250.9	$1,156.0

Depreciation and amortization expense associated with property, plant and equipment was as follows:

(Millions of Dollars)	2011	2010	2009
Depreciation	$194.4	$177.4	$76.1
Amortization	34.1	26.0	19.4

Depreciation and amortization expense	$228.5	$203.4	$95.5

E. MERGER AND ACQUISITIONS

NISCAYAH

On September 9, 2011 the Company established a controlling ownership interest of 95% in Niscayah. This was accomplished as part of an existing tender offer to purchase all Niscayah outstanding shares at a price of 18 SEK per share, whereby the Company increased its ownership interest from 5.8% of the outstanding shares of Niscayah at July 2, 2011 to 95% of the outstanding shares at September 9, 2011. Over the remainder of the year, the Company purchased additional outstanding shares of Niscayah, bringing the Company’s total ownership interest in Niscayah to 99% at December 31, 2011. The remaining outstanding shares will be purchased over the next three months for approximately $10.5 million at a price of 18 SEK per share plus interest at 2% per annum over the Stockholm Interbank Offered Rate (“STIBOR”). The total purchase price paid for Niscayah as of December 31, 2011 is $984.5 million. The Company’s pre-acquisition equity interest in Niscayah was remeasured as of the acquisition date to a share price of 18 SEK per share. The resulting mark to market adjustment was not significant.

The Niscayah acquisition has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The following table summarizes the estimated fair values of major assets acquired and liabilities assumed:

(Millions of Dollars)
Cash and cash equivalents	$21.1
Accounts and notes receivable, net	186.0
Inventories, net	72.0
Prepaid expenses and other current assets	45.3
Property, plant and equipment	46.3
Trade names	10.0
Customer relationships	400.0
Other assets	49.1
Short-term borrowings	(202.9)
Accounts payable	(55.8)
Deferred taxes	(147.7)
Other liabilities	(187.1)
Non-controlling interests	(11.6)

Total identifiable net assets	$224.7
Goodwill	759.8

Total consideration transferred	$984.5

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

The purchase price allocation for Niscayah is preliminary in certain respects. During the measurement period the Company expects to record adjustments relating to the finalization of intangible, inventory and property, plant and equipment valuations, for various opening balance sheet contingencies and for various income tax matters, amongst others. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company’s judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results from operations. The Company will finalize the Niscayah purchase accounting for the various open items as soon as reasonably possible during the measurement period. The finalization of the Company’s purchase accounting assessment will result in changes in the valuation of assets and liabilities acquired which the Company does not expect to be material.

OTHER 2011 ACQUISITIONS

During 2011, the Company completed nine additional acquisitions for a total purchase price of $216.2 million, net of cash acquired. The largest of these acquisitions were Infologix, Inc. (“Infologix”) and Microtec Enterprises, Inc. (“Microtec”, which operates under the business name “AlarmCap”), which were purchased for $60.0 million and $58.8 million, respectively. Infologix is a leading provider of enterprise mobility solutions for the healthcare and commercial industries and will add an established provider of mobile workstations and asset tracking solutions. AlarmCap is a full service monitoring provider which significantly increases the Company’s Canadian footprint. Both acquisitions are part of the Company’s Security Segment. The Company also completed seven small acquisitions across all segments for a combined purchase price of $97.4 million. The purchase accounting for these 2011 acquisitions is preliminary, principally with respect to finalization of intangible asset valuations, amongst others.

2010 ACQUISITIONS

During 2010, the Company completed ten acquisitions for a total purchase price of $550.3 million, of which approximately $451.6 million related to CRC-Evans. The net assets acquired of CRC-Evans, including $181.2 million of intangible assets, were approximately $233.6 million and the resulting goodwill was $218.0 million. The total purchase price for the acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The purchase price allocation for these acquisitions is complete. There were no significant changes to the purchase price allocations made during 2011.

MERGER

The Merger occurred on March 12, 2010 and the total fair value of consideration transferred as part of the Merger was $4,656.5 million, inclusive of all former Black & Decker shares outstanding and employee related equity awards. The transaction was accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed be recognized at their fair values as of the merger date. The purchase price allocation for Black & Decker was completed during the first quarter of 2011. The measurement period adjustments recorded in the first quarter of 2011 did not have a significant impact on the Company’s Consolidated Statements of Operations, Balance Sheet, or Statements of Cash Flows. The following table summarizes the fair values of major assets acquired and liabilities assumed as part of the Merger:

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

2009 ACQUISITIONS — During 2009, the Company completed six minor acquisitions, primarily relating to the Company’s electronic security solutions business, for a combined purchase price of $24.3 million. Amounts allocated to the assets acquired and liabilities assumed were based on their estimated fair values at the acquisition dates. The purchase price allocations of these acquisitions are complete.

ACTUAL AND PRO-FORMA IMPACT OF THE MERGER AND ACQUISITIONS

The Company’s Consolidated Statement of Operations for 2011 includes $364.6 million in net sales and $40.6 million in net losses (inclusive of deal costs and other acquisition related costs) for Niscayah and other 2011 acquisitions.

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

	Year-to-Date
(Millions of Dollars, except per share amounts)	2011	2010
Net sales	$11,012.6	10,511.8
Net earnings	682.9	205.5
Diluted earnings per share	4.08	1.20

2011 Pro-Forma Results

The 2011 pro-forma results were calculated by combining the results of Stanley Black & Decker, Niscayah’s stand-alone pre-acquisition results and other smaller acquisitions’ pre-acquisition periods. The following adjustments were made to account for certain costs which would have been incurred during this pre-acquisition period.

•

Elimination of the historical pre-acquisition intangible asset amortization expense and the addition of intangible asset amortization expense related to intangibles valued as part of acquisitions that would have been incurred from January 2, 2011 to the acquisition dates.

•

Because the 2011 acquisitions were assumed to occur on January 3, 2010, there were no deal costs, inventory step up amortization, or deferred revenue fair value amortization factored into the 2011 pro-forma year, as such expenses would have occurred in the first year following the acquisition.

•	Because the 2011 acquisitions were funded with existing cash resources and debt acquired was repaid, no additional interest expense was factored into the 2011 pro-forma year.

2010 Pro-Forma Results

The 2010 pro-forma results were calculated by combining the results of Stanley Black & Decker with Black & Decker’s stand-alone results from January 3, 2010 through March 12, 2010 and Niscayah’s stand-alone results from January 3, 2010 through January 1, 2011. The pre-acquisition results of the other acquisitions were also combined for their respective pre-acquisition periods. The following adjustments were made to account for certain costs which would have been incurred during this pre-Merger period and pre-acquisition period.

•

Elimination of the historical pre-Merger and pre-acquisition intangible asset amortization expense and the addition of intangible asset amortization expense related to intangibles valued as part of the Merger and acquisitions that would have been incurred from January 3, 2010 to the merger and/or acquisition dates.

•	Additional expense for the inventory step-up which would have been amortized as the corresponding inventory was sold.

•	Additional expense pertaining to Merger-related compensation for key executives which would have been incurred from January 3, 2010 to March 12, 2010.

•	Reduced revenue for fair value adjustments made to deferred revenue for Niscayah.

•	Reduced interest expense for the Black & Decker debt fair value adjustment which would have been amortized from January 3, 2010 to March 12, 2010.

•	Additional depreciation related to property, plant and equipment fair value adjustments that would have been expensed prior to the Merger date.

•	The modifications above were adjusted for the applicable tax impact.

F. GOODWILL AND INTANGIBLE ASSETS

GOODWILL — The changes in the carrying amount of goodwill by segment are as follows:

(Millions of Dollars)	CDIY	Industrial	Security	Total
Balance January 1, 2011	$2,924.0	$1,233.0	$1,780.0	$5,937.0
Addition from Niscayah	—	—	759.8	759.8
Addition from Merger	77.0	24.4	18.6	120.0
Addition from other acquisitions	98.3	44.9	98.7	241.9
Foreign currency translation and other	(95.1)	(10.9)	(32.6)	(138.6)

Balance December 31, 2011	$3,004.2	$1,291.4	$2,624.5	$6,920.1

INTANGIBLE ASSETS Intangible assets at December 31, 2011 and January 1, 2011 were as follows:

	2011		2010
(Millions of Dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets — Definite lives
Patents and copyrights	$51.1	$(36.8)	$54.9	$(39.0)
Trade names	244.3	(67.6)	236.9	(49.6)
Customer relationships	1,678.2	(499.1)	1,256.5	(369.3)
Other intangible assets	200.3	(86.5)	185.3	(58.8)

Total	$2,173.9	$(690.0)	$1,733.6	$(516.7)

Total indefinite-lived trade names are $1,633.1 million at December 31, 2011 and $1,639.5 million at January 1, 2011. The change in value is due to fluctuations of currency and the sale of one indefinite lived tradename as part of the disposition activity discussed in Note T, Discontinued Operations.

Aggregate intangible assets amortization expense by segment was as follows:

(Millions of Dollars)	2011	2010	2009
CDIY	$31.8	$27.9	$2.9
Security	107.8	95.1	96.8
Industrial	42.0	22.3	4.9

Consolidated	$181.6	$145.3	$104.6

Future amortization expense in each of the next five years amounts to $202.2 million for 2012, $184.3 million for 2013, $164.5 million for 2014, $144.0 million for 2015, $122.8 million for 2016 and $666.1 million thereafter.

G. ACCRUED EXPENSES

Accrued expenses at December 31, 2011 and January 1, 2011 were as follows:

(Millions of Dollars)	2011	2010
Payroll and related taxes	$296.6	$250.2
Income and other taxes	201.6	185.2
Customer rebates and sales returns	93.8	175.9
Insurance and benefits	86.8	153.8
Accrued restructuring costs	84.1	101.2
Derivative financial instruments	156.9	82.4
Liabilities held for sale	—	22.4
Warranty costs	82.1	73.1
Deferred revenue	89.8	53.8
Other	337.6	241.0

Total	$1,429.3	$1,339.0

H. LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-term debt and financing arrangements at December 31, 2011 and January 1, 2011 follow:

	Interest Rate	2011	2010
Notes payable due 2011	7.13%	$—	$409.2
Notes payable due 2012	4.90%	204.2	208.4
Convertible notes payable due in 2012	3 month LIBOR less 3.50%	316.1	305.1
Notes payable due 2013	6.15%	259.2	260.8
Notes payable due 2014	4.75%	312.7	307.9
Notes payable due 2014	8.95%	388.7	405.3
Notes payable due 2016	5.75%	330.5	316.0
Notes payable due in 2018 (junior subordinated)	4.25%	632.5	632.5
Notes payable due 2021	3.40%	402.9	—
Notes payable due 2028	7.05%	167.5	168.5
Notes payable due 2040	5.20%	399.7	399.7
Other, payable in varying amounts through 2021	0.00% — 7.14%	38.2	20.8

Total long-term debt, including current maturities		$3,452.2	$3,434.2
Less: Current maturities of long-term debt		(526.4)	(416.1)

Long-term debt		$2,925.8	$3,018.1

Aggregate annual principal maturities of long-term debt for each of the years from 2012 to 2016 are $526.4 million, $256.8 million, $656.3 million, $3.0 million, $302.1 million, respectively and $1,599.1 million thereafter. These debt maturities represent the principal amounts to be paid and accordingly exclude the remaining $85.1 million of unamortized debt fair value adjustment, which increased the Black & Decker debt, as well as $27.3 million of fair value adjustments and unamortized interest rate swap termination gains as described in Note I, Derivative Financial Instruments. These amounts are partially offset by $3.9 million of remaining accretion on the Stanley Convertible Notes as of December 31, 2011 that will gradually increase the debt to its $320.0 million principal amount due in May 2012. Interest paid during 2011, 2010 and 2009 amounted to $135.4 million, $76.0 million and $53.7 million, respectively.

In November 2011, the Company issued $400.0 million of senior unsecured Term Notes, maturing on December 1, 2021 (“2021 Term Notes”) with fixed interest payable semi-annually in arrears at a rate of 3.40% per annum. The 2021 Term Notes rank equally with all of the Company’s existing and future unsecured and unsubordinated debt. The 2021 Term Notes are guaranteed on a senior unsecured basis by The Black & Decker Corporation, a subsidiary of the Company, and are not obligations of or guaranteed by any of the Company’s other subsidiaries. As a result, the 2021 Term Notes are structurally subordinated to all debt and other liabilities of the Company’s subsidiaries, other than The Black & Decker Corporation. The Company received net proceeds of $397.0 million which reflects a discount of $0.4 million to achieve a 3.40% interest rate and paid $2.6 million of fees associated with the transaction. The Company used the net proceeds from the offering primarily to reduce its short term borrowings under its existing commercial paper program. The 2021 Term Notes include a Change of Control provision that would apply should a Change of Control event (as defined in the Indenture governing the 2021 Term Notes) occur. The Change of Control provision states that the holders of the Term Notes may require the Company to repurchase, in cash, all of the outstanding 2021 Term Notes for a purchase price at 101.0% of the original principal amount, plus any accrued and unpaid interest outstanding up to the repurchase date. Additionally, the 2021 Term Notes include a par call whereby the Company, on or after September 1, 2021, may elect to repay the notes at par. The $402.9 million of debt reported at December 31, 2011 reflects the fair value adjustment related to a fixed-to-floating interest rate swap entered into in December 2011, as detailed in Note I, Derivative Financial Instruments.

In October 2011, the Company repaid $198.0 million of outstanding borrowings on the Niscayah historical revolving credit facility that was assumed as part of the September 2011 acquisition.

In August 2011, the Company increased its commercial paper program from $1.5 billion to $2.0 billion. At December 31, 2011 and January 1, 2011, the Company had no commercial paper borrowings outstanding against the Company’s commercial paper program.

In July 2011, in connection with the Niscayah acquisition, the Company entered into a $1.25 billion 364 day credit facility (“Facility”). Borrowings under the Facility may include U.S. Dollars or Euros up to the commitment and bear interest at a floating rate dependent upon the denomination of the borrowing. In accordance with the terms of the agreement, the Facility has been decreased to $750 million in December 2011 where it will remain until it expires in July 2012, or upon an earlier termination date at the election of the Company. This credit facility is designated to be a liquidity back-stop for the Company’s $2.0 billion commercial paper program.

In May 2011, the Company repaid its $400 million notes payable due 2011 with proceeds from additional borrowings of commercial paper.

In March 2011, the Company entered into a new four year $1.2 billion committed credit facility (the “Credit Agreement”). In connection with entering into the Credit Agreement the Company terminated the existing $800.0 million Amended and Restated Credit Agreement. Additionally, the $700.0 million 364-Day Credit Agreement dated as of March 12, 2010 expired in accordance with its terms on March 11, 2011. Borrowings under the Credit Agreement may include U.S. Dollars up to the $1.2 billion commitment or in Euro or Pounds Sterling subject to a foreign currency sublimit of $400.0 million and bear interest at a floating rate dependent upon the denomination of the borrowing. Repayments must be made on March 11, 2015 or upon an earlier termination date of the Credit Agreement, at the election of the Company. The Company has not drawn on the commitments provided by the Credit Agreement. This credit facility is designated to be a liquidity back-stop for the Company’s $2.0 billion commercial paper program. In addition, the Company has short-term lines of credit that are primarily uncommitted, with numerous banks, aggregating $403.0 million, of which $366.5 million was available at December 31, 2011. Short-term arrangements are reviewed annually for renewal. The aggregate long-term and short-term lines amounted to $1.6 billion of which $0.2 million was utilized as outstanding short-term borrowings at December 31, 2011. The weighted average interest rates on short-term borrowings for the fiscal years ended December 31, 2011 and January 1, 2011 were 0.3% and 0.4%, respectively.

The Company acquired $1.832 billion of total debt and short-term borrowings in connection with the Merger which included $157.1 million to increase the debt balance to its estimated fair value. Principal amounts and maturities of the notes acquired in the Merger were: $400.0 million due in 2011, $300.0 million due in 2014, $350.0 million due in 2014, $300.0 million due in 2016 and $150.0 million due in 2028. $175.0 million of assumed short-term borrowings were repaid in April 2010 with the proceeds from additional commercial paper borrowings. The Company executed a full and unconditional guarantee of the existing debt of The Black & Decker Corporation and Black & Decker Holdings, LLC (this guarantee is applicable to all of the Black & Decker outstanding notes payable), and Black & Decker executed a full and unconditional guarantee of the existing debt of the Company, excluding the Company’s Junior Subordinated Debt (redeemed in December 2010), including for payments of principal and interest and as such these notes rank equally in priority with the Company’s unsecured and unsubordinated debt. Refer to Note U, Parent and Subsidiary Debt Guarantees, for additional information pertaining to these debt guarantees.

In August 2010, the Company issued $400.0 million of senior unsecured Term Bonds, maturing on September 1, 2040 (“2040 Term Bonds”) with fixed interest payable semi-annually, in arrears at a rate of 5.20% per annum. The 2040 Term Bonds rank equally with all of the Company’s existing and future unsecured and unsubordinated debt. The 2040 Term Bonds are guaranteed on a senior unsecured basis by The Black & Decker Corporation, a subsidiary of the Company. The 2040 Term Bonds are not obligations of or guaranteed by any of the Company’s other subsidiaries. As a result, the 2040 Term Bonds are structurally subordinated to all debt and other liabilities of the Company’s subsidiaries other than The Black & Decker Corporation. The Company received net proceeds of $396.2 million which reflects a discount of $0.4 million to achieve a 5.20% interest rate and paid $3.4 million of fees associated with the transaction. The Company used the net proceeds from the offering primarily to reduce borrowings under its existing commercial paper program. The 2040 Term Bonds include a Change of Control provision that would apply should a Change of Control event (as defined in the Indenture governing the 2040 Term Bonds) occur. The Change of Control provision states that the holders of the Term Bonds may require the Company to repurchase, in cash, all of the outstanding 2040 Term Bonds for a purchase price at 101.0% of the original principal amount, plus any accrued and unpaid interest outstanding up to the repurchase date.

In September 2008, the Company issued $250.0 million of unsecured Term Notes maturing October 1, 2013 (the “2013 Term Notes”) with fixed interest payable semi-annually, in arrears at a rate of 6.15% per annum. The 2013 Term Notes rank equally with all of the Company’s existing and future unsecured and unsubordinated debt. The Company received net proceeds of $248.0 million which includes a discount of $0.5 million to achieve a 6.15% interest rate and $1.5 million of fees associated with the transaction. The Company used the net proceeds from the offering primarily to reduce borrowings under its existing commercial paper program. The $259.2 million of debt reported at December 31, 2011 reflects the fair value adjustment related to a fixed-to-floating interest rate swap entered into at the beginning of 2009, as well as the unamortized balance of the $7.9 million gain from a December 2008 swap termination. This fixed-to-floating interest rate swap was entered into upon issuance of the 2013 Term Notes as detailed in Note I, Derivative Financial Instruments. The 2013 Term Notes include a Change of Control Triggering Event that would apply should a Change of Control event (as defined in the Indenture governing the 2013 Term Notes) occur. The Company would be required to make an offer to repurchase, in cash, all of the outstanding 2013 Term Notes for a purchase price at 101.0% of the original principal amount, plus any accrued and unpaid interest outstanding up to the purchase date.

In January 2009, the Company entered into a fixed-to-floating interest rate swaps on its $200.0 million notes payable due in 2012 and $250.0 million notes payable due in 2013. The Company previously had fixed-to-floating rate swaps on these notes that were terminated in December 2008. The $4.2 million adjustment to the carrying value of the $200.0 million 2012 notes at December 31, 2011 pertains to the unamortized gain on the terminated swap as well as the fair value adjustment of the new swap. At December 31, 2011, the carrying value of the $250.0 million notes payable due 2013 includes $9.4 million pertaining to the unamortized gain on the terminated swap as well as the fair value adjustment of the new swap offset by $0.2 million unamortized discount on the notes.

In December 2010, the Company entered into a fixed-to-floating interest rate swap on its $300.0 million notes payable due in 2014. At December 31, 2011 the carrying value of the debt includes increases of $8.9 million associated with the fair value adjustment made in purchase accounting and $3.8 million pertaining to the fair value adjustment of the swap.

In December 2010, the Company entered into a fixed-to-floating interest rate swap on its $300.0 million notes payable due in 2016. At December 31, 2011 the carrying value of the debt includes increases of $20.1 million associated with the fair value adjustment made in purchase accounting and $10.4 million pertaining to the fair value adjustment of the swap.

Unamortized gains and fair value adjustments associated with interest rate swaps are more fully discussed in Note I, Derivative Financial Instruments.

Convertible Preferred Units

In November 2010, the Company issued 6,325,000 Convertible Preferred Units (the “Convertible Preferred Units”), each with a stated amount of $100. The Convertible Preferred Units are initially comprised of a 1/10, or 10%, undivided beneficial ownership in a $1,000 principal amount junior subordinated note (the “Note”) and a Purchase Contract (the “Purchase Contract”) obligating holders to purchase one share (subject to adjustment under certain circumstances if holders elect to settle their Purchase Contracts early) of the Company’s 4.75% Series B Perpetual Cumulative Convertible Preferred Stock (the “Convertible Preferred Stock”). The Company received $613.5 million in cash proceeds from the Convertible Preferred Units offering, net of underwriting fees. These proceeds were used to redeem all of the Company’s outstanding 5.902% Fixed

Rate/Floating Rate Junior Subordinated Debt Securities due 2045, at a price of $312.7 million, to contribute $150.0 million to a U.S. pension plan to improve the funded status of the Company’s pension obligations, to fund the $50.3 million cost of the capped call transaction as more fully described below, and the remainder to reduce outstanding short-term borrowings and for other general corporate purposes.

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

Holders of the Purchase Contracts are paid contract adjustment payments (“contract adjustment payments”) at a rate of 0.50% per annum, payable quarterly in arrears on February 17, May 17, August 17 and November 17 of each year, commencing February 17, 2011. The $14.9 million present value of the contract adjustment payments reduced Shareowners’ Equity at inception. As each quarterly contract adjustment payment is made, the related liability will be relieved with the difference between the cash payment and the present value of the contract adjustment payment recorded as interest expense (at inception approximately $0.9 million accretion over the five year term). At December 31, 2011 the liability reported for the contract adjustment payments amounted to $11.9 million. The Company has the right to defer the payment of contract adjustment payments until no later than the Purchase Contract settlement date or the triggered early settlement date (each as described below), as applicable. Any deferred contract adjustment payments will accrue additional contract adjustment payments at the rate of 4.75% per year until paid, compounded quarterly.

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

Following the issuance of Convertible Preferred Stock upon settlement of a holder’s Purchase Contracts, a holder of Convertible Preferred Stock may, at its option, at any time and from time to time, convert some or all of its outstanding shares of Convertible Preferred Stock as described below at a conversion rate of 1.3333 shares of the Company’s common stock per share of Convertible Preferred Stock (subject to customary anti-dilution adjustments), which is equivalent to an initial conversion price of approximately $75.00 per share of common stock. At December 31, 2011, the conversion rate on the Convertibles Notes due 2012 was 1.3388 (equivalent to a conversion price set at $74.69 per common share). If a fundamental change occurs, in certain circumstances the conversion rate may be adjusted by a fundamental change make-whole premium.

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

Notes:

The $632.5 million principal amount of the Notes is due November 17, 2018. At maturity, the Company is obligated to repay the principal in cash. The Notes bear interest at an initial rate of 4.25% per annum, initially payable quarterly in arrears on February 17, May 17, August 17 and November 17 of each year, commencing February 17, 2011, subject to the Company’s right to defer interest payments. The Notes are the Company’s direct, unsecured general obligations and are initially subordinated and junior in right of payment to the Company’s existing and future senior indebtedness. The Notes initially rank equally in right of payment with all of the Company’s other junior subordinated debt. The Notes are initially pledged as collateral to guarantee the obligations of holders of Purchase Contracts to purchase Convertible Preferred Stock. The Notes will be released from that pledge arrangement (1) following a successful remarketing, (2) following the substitution of cash to purchase certain treasury unit collateral, (3) following the substitution of cash during certain periods prior to the final remarketing period or triggered remarketed period for the Notes, (4) following the early settlement of the Purchase Contracts or (5) following certain events of bankruptcy, insolvency or reorganization. The unamortized deferred issuance cost of the Notes was $5.9 million at December 31, 2011. The remaining unamortized balance will be recorded to interest expense through the Notes maturity in November 2018.

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

Interest expense of $26.9 million and $4.5 million was recorded for 2011 and 2010, respectively, related to the contractual interest coupon on the Notes for the periods presented based upon the 4.25% rate.

Equity Option:

In order to offset the common shares that may be deliverable upon conversion of shares of Convertible Preferred Stock, the Company entered into capped call transactions (equity options) with certain major financial institutions (the “capped call counterparties”). The capped call transactions cover, subject to anti-dilution adjustments, the number of shares of common stock equal to the number of shares of common stock underlying the maximum number of shares of Convertible Preferred Stock issuable upon settlement of the Purchase Contracts. Each of the capped call transactions had an original term of approximately five years and initially has a lower strike price of $75.00, which corresponds to the initial conversion price of the Convertible Preferred Stock, and an upper strike price of $97.95, which is approximately 60% higher than the closing price of the common stock on November 1, 2010. At December 31, 2011, the capped call transactions had an adjusted lower strike price of $74.69 and an adjusted upper strike price of $97.55. The Company paid $50.3 million of cash to fund the cost of the capped call transactions, which was recorded as a reduction of Shareowners’ Equity. The capped call transactions may be settled by net share settlement or, at the Company’s option and subject to certain conditions, cash settlement, physical settlement or modified physical settlement (in which case the number of shares the Company will receive will be reduced by a number of shares based on the excess, if any, of the volume-weighted average price of its common stock, as measured under the terms of the capped call transactions, over the upper strike price of the capped call transactions). If the capped call transactions are exercised and the volume-weighted average price per share of common stock, as measured under the terms of the capped call transactions, is greater than the lower strike price of the capped call transactions but not greater than the upper strike price of the capped call transactions, then the value the Company expects to receive from the capped call counterparties will be generally based on the amount of such excess. As a result, the capped call transactions may offset the potential dilution upon conversion of the Convertible Preferred Stock. If, however, the volume-weighted average price per share of common stock, as measured under the terms of the capped call transactions, exceeds the upper strike price of the capped call transactions, the value the Company expects to receive upon the exercise of the capped call transactions (or portions thereof) will be approximately equal to (x) the excess of the upper strike price of the capped call transactions over the lower strike price of the capped call transactions times (y) the number of shares of common stock relating to the capped call transactions (or the portions thereof) being exercised, in each case as determined under the terms of the capped call transactions. As a result, the dilution mitigation under the capped call transactions will be limited based on such capped value.

Junior Subordinated Debt Securities

In November 2005, the Company issued $450.1 million of junior subordinated debt securities to The Stanley Works Capital Trust I (the “Trust”), with a 40-year term and a fixed initial coupon rate of 5.902% for the first five years.

The Trust, which was not consolidated in accordance with ASC 470-20, obtained the funds it loaned to the Company through the capital market sale of $450.0 million of Enhanced Trust Preferred Securities (“ETPS”) and through the sale of $0.1 million in Trust Common Securities to the Company. The obligations, tenor and terms of the ETPS mirrored those of the junior subordinated debt securities. The securities may be redeemed after five years without penalty. If not redeemed after 5 years, the coupon rate will reset quarterly to 1.4% plus the highest of 3-month LIBOR, the 10-Year US Treasury CMT or the 30-Year US Treasury CMT, limited to a maximum rate of 13.25%. Net proceeds of the issuance were used to partially finance the acquisitions of Facom (January 2006) and National (November 2005).

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

2007 Equity Units Offering

In March 2007, the Company completed two security offerings: “Equity Units”, which consisted of $330.0 million of convertible debt and $330.0 million of forward stock purchase contracts, and $200.0 million of unsecured notes (which matured March 15, 2010). The $488.1 million net cash proceeds of these offerings and the related financial instruments described below were used to pay down a short-term bridge facility and commercial paper borrowings.

Equity Units:

In March 2007, the Company issued 330,000 Equity Units, each with a stated value of $1,000. The Equity Units are comprised of a senior convertible note (a “Convertible Note”) and a forward common stock purchase contract (an “Equity Purchase Contract”). The Company received $320.1 million in cash proceeds from the Equity Units offering, net of underwriting fees. These proceeds were used to repay short-term borrowings and, along with $18.8 million in proceeds from the sale of stock warrants, to fund the $49.3 million cost of the convertible notes hedge as more fully described below.

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

Equity Purchase Contracts: The Equity Purchase Contracts obligated the holders to purchase on May 17, 2010, newly issued shares of the Company’s common stock for $320.0 million in cash. Pursuant to that obligation, 5,180,776 shares of common stock were issued on the May 17, 2010 settlement date.

Holders of the Equity Purchase Contract were paid a quarterly contract adjustment payment (“Contract Adjustment Payment”) of 5.125% per annum, and the first payment thereof was made August 17, 2007. The $49.6 million present value of the Contract Adjustment Payments reduced Shareowners’ Equity at inception. As each quarterly Contract Adjustment Payment was made, the related liability was relieved with the difference between the cash payment and the present value of the Contract Adjustment Payment recorded as interest expense (at inception approximately $3.9 million accretion over the three year term). Due to the $10 Million Repurchase, $0.7 million in remaining liability for the related Contract Adjustment Payments was reversed. The Company’s obligation to make Contract Adjustment Payments was satisfied in May 2010; therefore at December 31, 2011, the Company reported no further liability for Contract Adjustment Payments under the terms of the Equity Purchase Contracts.

Convertible Notes: The $320.0 million Convertible Notes principal amount currently outstanding has a five-year, two month maturity and is due May 17, 2012. At maturity, the Company is obligated to repay the principal in cash, and may elect to settle the conversion option value, if any, as detailed further below, in either cash or shares of the Company’s common stock. The Convertible Notes bear interest at an annual rate of 3-month LIBOR minus 3.5%, reset quarterly (but never less than zero), and initially set at 1.85%. Interest is payable quarterly commencing August 17, 2007. The Convertible Notes are unsecured general obligations and rank equally with all of the Company’s other unsecured and unsubordinated debt. The Convertible Notes were pledged as collateral to guarantee the holders’ obligations to purchase common stock under the terms of the Equity Purchase Contract described above. The unamortized discount of the Convertible Notes was $3.9 and $14.9 million at December 31, 2011 and January 1, 2011, respectively. The remaining unamortized balance will be recorded to interest expense through the Convertible Notes maturity in May 2012. The equity component carrying value was $32.9 million at December 31, 2011 and January 1, 2011.

In May 2010, the Company completed the contractually required remarketing of the $320.0 million of Convertible Notes. Holders of $8.7 million of the Convertible Notes elected to participate in the remarketing. Following the remarketing, the Convertible Notes bear interest at an annual rate of 3 month LIBOR minus 3.5%, reset quarterly (but not less than zero).

The conversion premium for the Convertible Notes is 19.0%, equivalent to the conversion price of $63.92 based on the $53.72 value of the Company’s common stock (as adjusted for standard anti-dilution provisions). Upon conversion on May 17, 2012 (or a cash merger event), the Company will deliver to each holder of the Convertible Notes, $1,000 cash for the principal amount of the note. Additionally at conversion, to the extent, if any, that the conversion option is “in the money”, the Company will deliver, at its election, either cash or shares of the Company’s common stock based on a conversion rate of 15.6439 shares (equivalent to the conversion price set at $63.92) and the applicable market value of the Company’s common stock. The ultimate conversion rate will be increased above 15.6439 shares in accordance with standard anti-dilution provisions applicable to the Convertible Notes or in the event of a cash merger. An increase in the ultimate conversion rate will apply to the extent that the Company increases the per share common stock dividend rate during the five year term of the Convertible Notes; accordingly such changes to the conversion rate are within the Company’s control under its discretion regarding dividends it may declare. Also, the holders may elect to accelerate conversion, and “make whole” adjustments to the conversion rate may apply, in the event of a cash merger or “fundamental change”. Subject to the foregoing, if the market value of the Company’s common shares is below the conversion price at conversion, (set at a rate equating to $63.92 per share), the conversion option would be “out of the money” and the Company would have no obligation to deliver any consideration beyond the $1,000 principal payment required under each of the Convertible Notes. To the extent, that the conversion option of the Convertible Notes becomes “in the money” in any interim period prior to conversion, there will be a related increase in diluted shares outstanding utilized in the determination of the Company’s diluted earnings per share in accordance with the treasury stock method prescribed by ASC 260. The conversion option was “in the money” as of December 31, 2011 and January 1, 2011 and had a very minor dilutive impact during the year.

There was no interest expense recorded for 2011, 2010 and 2009 related to the contractual interest coupon on the Convertible Notes for the periods presented based upon the applicable 3-month LIBOR minus 3.5% rate in these periods. The Company had derivative contracts fixing the interest rate on the $320.0 million floating rate Convertible Notes (3-month LIBOR less 350 basis points) at 1.43% which matured in May 2010 and accordingly recognized no expense in 2011. The Company recognized $1.6 million and $4.8 million of interest expense pertaining to these interest rate swaps for the years ended January 1, 2011 and January 2, 2010, respectively. The non-cash interest expense accretion related to the amortization of the liability balance as required by the accounting standards totaled $11.0 million for 2011, $10.5 million for 2010 and $10.2 million for 2009. The total interest expense recognized on the Convertible Notes reflecting the contractual interest coupon, the fixed interest rate swaps and the interest accretion required by the accounting standards represented an effective interest rate of 3.54% for the period ended December 31, 2011, 4.08% for the period ended January 1, 2011 and 5.2% for the period ended January 2, 2010.

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

Stock Warrants: Simultaneously, the Company issued 5,092,956 of unregistered common stock warrants (“Stock Warrants”) to financial institutions for $18.8 million. The cash proceeds received were recorded as an increase to Shareowners’ equity. The Stock Warrants are exercisable during the period August 17, 2012 through September 28, 2012, and have a strike price of $85.94 established at 160% of the market value of $53.72 (as adjusted for standard anti-dilution provisions). The Stock Warrants will be net share settled and are deemed to automatically be exercised at their expiration date if they are “in the money” and were not previously exercised. The strike price for the Stock Warrants will be adjusted for increases to the Company’s dividend rate per share, or special dividends, if any, that occur during their five year term (consistent with the standard anti-dilution provisions discussed earlier with respect to the conversion spread on the Convertible Notes). In the event the Stock Warrants become “in the money” during their five year term due to the market value of the Company’s common stock exceeding the strike price, there will be a related increase in diluted shares outstanding utilized in the determination of the Company’s diluted earnings per share. In November 2008, 154,332 Stock Warrants were repurchased from the financial institutions at a cost of $0.15 per warrant, pertaining to the previously mentioned $10 Million Repurchase. As a result, there were 4,938,624 Stock Warrants Outstanding as of December 31, 2011.

The Company is obligated to repay the principal amount of the $320.0 million of Convertible Notes due May 17, 2012 in cash at maturity. The Company may elect to settle the conversion option value, if any, at maturity in cash or shares. At December 31, 2011, the conversion rate on the Convertibles Notes due 2012 was 15.6439 (equivalent to a conversion price set at $63.92 per common share). Additionally, the Company has a Bond Hedge and Stock Warrants associated with the $320.0 million of Convertible Notes. Because the Bond Hedge is anti-dilutive, it will not be included in any diluted shares outstanding computation prior to its maturity. However, at maturity of the Convertible Notes and the Bond Hedge in May 2012, the aggregate effect of these instruments is that there will be no net increase in the Company’s common shares. The 4.9 million of outstanding Stock Warrants that were issued contemporaneously with the $320.0 million of Convertible Notes have a strike price of $85.94 (as adjusted for standard anti-dilution provisions), and are exercisable during the period August 17, 2012 through September 28, 2012. The Stock Warrants will be net share settled and are deemed to automatically be exercised at their expiration date if they are “in the money” and were not previously exercised. With respect to the impact on the Company, the Convertible Notes, Bond Hedge and Stock Warrants, when taken together, result in the economic equivalent of having the conversion price on the Convertible Notes at $85.94 (represented by the Stock Warrant strike price as of December 31, 2011).

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

A summary of the fair value of the Company’s derivatives recorded in the Consolidated Balance Sheets are as follows (in millions):

	Balance Sheet Classification	2011	2010	Balance Sheet Classification	2011	2010
Derivatives designated as hedging instruments:
Interest Rate Contracts Cash Flow	Other current assets	$—	$—	Accrued expenses	$86.9	$—
	LT other assets	—	—	LT other liabilities	—	17.3
Interest Rate Contracts Fair Value	Other current assets	21.7	5.5	Accrued expenses	5.2	—
	LT other assets	15.2	10.7	LT other liabilities	—	11.9
Foreign Exchange Contracts Cash Flow	Other current assets	5.3	0.7	Accrued expenses	1.4	5.6
	LT other assets	—	—	LT other liabilities	0.8	—
Net Investment Hedge	Other current assets	27.7	11.7	Accrued expenses	—	17.7

		$69.9	$28.6		$94.3	$52.5

Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$48.1	$26.4	Accrued expenses	$63.4	$59.1
LT other assets		24.5	—	LT other liabilities	24.0	4.1

		$72.6	$26.4		$87.4	$63.2

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

In 2011 and 2010, significant cash flows related to derivatives including those that are separately discussed in Cash Flow Hedges, Net Investment Hedges and Undesignated Hedges below resulted in net cash paid of $58.9 million and $64.0 million, respectively. The Company also received $30.1 million in March 2010 from the termination of $325.0 million notional of fixed to variable interest rate swaps that became undesignated at the merger date and as a result the cash inflow was reported within investing activities in the consolidated statement of cash flows. In 2009, the most significant cash flows related to derivatives included cash payments of $15.5 million on a Great Britain pound currency swap maturity and a Canadian dollar swap termination; both of these swaps were classified as undesignated.

CASH FLOW HEDGES — There was a $75.9 million after-tax loss and a $50.2 million after-tax loss as of December 31, 2011 and January 1, 2011, respectively, reported for cash flow hedge effectiveness in Accumulated other comprehensive loss. An after-tax loss of $0.3 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next twelve months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies and interest rates through the maturity dates.

The tables below detail pre-tax amounts reclassified from Accumulated other comprehensive income (loss) into earnings for active derivative financial instruments during the periods in which the underlying hedged transactions affected earnings for the twelve months ended December 31, 2011 and January 1, 2011 (in millions):

Year-to-date 2011 (In millions)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Interest Rate Contracts	$(69.6)	Interest expense	$—	$—
Foreign Exchange Contracts	$(2.9)	Cost of sales	$(21.1)	—

Year-to-date 2010 (In millions)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Interest Rate Contracts	$(24.8)	Interest expense	$(1.6)	$—
Foreign Exchange Contracts	$(16.0)	Cost of sales	$(2.3)	—
Foreign Exchange Contracts	$6.8	Other-net	$8.5	—

*	Includes ineffective portion and amount excluded from effectiveness testing on derivatives.

For 2011, the hedged items’ impact to the Consolidated Statement of Operations was a reduction of $21.1 million in Cost of Sales. For 2010, the hedged items’ impact to the Consolidated Statement of Operations was a reduction of $2.3 million in Cost of Sales and a loss of $8.5 million, in Other-net. There was no impact related to the interest rate contracts’ hedged items for any period presented. The impact of de-designated hedges was immaterial for all periods presented.

During 2011, 2010 and 2009, an after-tax loss of $15.9 million, an after-tax loss of $2.9 million and an after-tax loss of $1.1 million, respectively, was reclassified from Accumulated other comprehensive income (loss) into earnings (inclusive of the gain/loss amortization on terminated derivative financial instruments) during the periods in which the underlying hedged transactions affected earnings.

Interest Rate Contract: The Company enters into interest rate swap agreements in order to obtain the lowest cost source of funds within a targeted range of variable to fixed-rate debt proportions. At December 31, 2011 and January 1, 2011, the Company had $400 million of forward starting swaps outstanding fixing the interest rate on the expected refinancing of debt in 2012 as discussed below.

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

In December 2009, the Company executed forward starting interest rate swaps with an aggregate notional amount of $400 million fixing 10 years of interest payments at 4.78% beginning in November of 2012. The objective of the hedge is to offset the expected variability on future payments associated with the interest rate on debt instruments expected to be issued in November 2012. Gains or losses on the swaps are recorded in accumulated other comprehensive loss and will be subsequently reclassified into earnings as the future interest expense is recognized in earnings or as ineffectiveness occurs. These swaps have a mandatory early termination requirement in November 2012.

Foreign Currency Contracts

Forward Contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from subsidiaries with non-U.S. dollar functional currencies which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases of inventory. Gains and losses reclassified from Accumulated other comprehensive loss for the effective and ineffective portions of the hedge as well as any amounts excluded from effectiveness testing are recorded in Cost of sales. Gains and losses incurred after a hedge has been de-designated are not recorded in Accumulated other comprehensive income, but are recorded directly to the Consolidated Statement of Operations in Other-net. At December 31, 2011, the notional value of the forward currency contracts outstanding was $196.8 million, of which $19.8 million has been de-designated, maturing at various dates through 2013. At January 1, 2011, the notional value of the forward currency contracts outstanding was $82.5 million, of which $13.8 million had been de-designated and matured at various dates through 2011.

Purchased Option Contracts: The Company and its subsidiaries have entered into various inter-company transactions whereby the notional values are denominated in currencies other than the functional currencies of the party executing the trade. In order to better match the cash flows of its inter-company obligations with cash flows from operations, the Company enters into purchased option contracts. Gains and losses reclassified from Accumulated other comprehensive income (loss) for the effective and ineffective portions of the hedge as well as any amounts excluded from effectiveness testing are recorded in cost of sales. As of December 31, 2011, there were no such outstanding option contracts. At January 1, 2011, the notional value of option contracts outstanding was $54.7 million, of which $8.8 million had been de-designated.

FAIR VALUE HEDGES

Interest Rate Risk: In an effort to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, the Company enters into interest rate swaps. In December 2011, the Company entered into an interest rate swap with a notional value of $200 million, related to the Company’s $400 million 3.4% notes due in 2021. In December 2010, the Company entered into interest rate swaps with notional values which equaled the Company’s $300 million 4.75% notes due in 2014 and $300 million 5.75% notes due in 2016. In January 2009, the Company entered into interest rate swaps with notional values which equaled the Company’s $200 million 4.9% notes due in 2012 and $250 million 6.15% notes due in 2013. These interest rate swaps effectively converted the Company’s fixed rate debt to floating rate debt based on LIBOR, thereby hedging the fluctuation in fair value resulting from changes in interest rates. The changes in fair value of the interest rate swaps were recognized in earnings as well as the offsetting changes in fair value of the underlying notes. The notional value of open contracts was $1.250 billion and $1.050 billion as of December 31, 2011 and January 1, 2011, respectively. A summary of the fair value adjustments relating to these swaps is as follows (in millions):

	Year-to-Date 2011		Year-to-Date 2010
Income Statement Classification	Gain/(Loss) on Swaps	Gain /(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain /(Loss) on Borrowings
Interest Expense	$27.8	$(27.8)	$1.3	$(1.3)

In addition to the amounts in the table above, the net swap accruals for each period and amortization of the gains on terminated swaps are also reported in interest expense and totaled $19.3 million and $12.7 million for 2011 and 2010, respectively. Interest expense on the underlying debt was $56.0 million and $28.3 million for 2011 and 2010, respectively.

NET INVESTMENT HEDGES

Foreign Exchange Contracts: The Company utilizes net investment hedges to offset the translation adjustment arising from re-measurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive loss were losses of $32.7 million and $32.7 million at December 31, 2011 and January 1, 2011, respectively. As of December 31, 2011, the Company had foreign exchange contracts that mature at various dates through October 2012 with notional values totaling $925.4 million outstanding hedging a portion of its pound sterling denominated net investment. As of January 1, 2011, the Company had foreign exchange contracts with notional values totaling $223.1 million outstanding hedging a portion of its euro denominated investment and foreign exchange contracts with notional values of $800.9 million outstanding hedging a portion of its pound sterling net investment. For the year ended December 31, 2011, maturing foreign exchange contracts resulted in net cash payments of $36.0 million. For the year ended January 1, 2011, maturing foreign exchange contracts resulted in net cash receipts of $14.9 million. Gains and losses on net investment hedges remain in Accumulated other comprehensive income (loss) until disposal of the underlying assets. The details of the pre-tax amounts are below (in millions):

	Year-to-Date 2011			Year-to-Date 2010
Income Statement Classification	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement
Other-net	$(2.4)	$—	$—	$(31.4)	$—	$—

*	Includes ineffective portion and amount excluded from effectiveness testing.

UNDESIGNATED HEDGES

Foreign Exchange Contracts: Currency swaps and foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the contracts outstanding at December 31, 2011 was $3.9 billion of forward contracts and $100.8 million in currency swaps, maturing at various dates primarily through May 2013 with the currency swap maturing in December 2014. The total notional amount of the contracts outstanding at January 1, 2011 was $2.3 billion of forward contracts and $219.4 million in currency swaps. The most significant cash flows related to undesignated hedges during 2011 and 2010 included net cash paid of $58.9 million and $6.7 million, respectively. The income statement impacts related to derivatives not designated as hedging instruments for 2011 and 2010 are as follows (in millions):

Derivatives Not Designated as Hedging Instruments under ASC 815	Income Statement Classification	Year-to-Date 2011 Amount of Gain (Loss) Recorded in Income on Derivative	Year-to-Date 2010 Amount of Gain (Loss) Recorded in Income on Derivative
Foreign Exchange Contracts	Other-net	$(3.3)	$38.5
	Cost of Sales	$—	$1.0

J. CAPITAL STOCK

EARNINGS PER SHARE — The following table reconciles net earnings attributable to common shareowners and the weighted average shares outstanding used to calculate basic and diluted earnings per share for the fiscal years ended December 31, 2011, January 1, 2011, and January 2, 2010.

Earnings per Share Computation

	2011	2010	2009
Numerator (in millions):
Net earnings from continuing operations attributable to common shareowners	$691.3	$202.1	$225.6
Net loss from discontinued operations	(16.7)	(3.9)	(1.3)

Net earnings attributable to common shareowners	$674.6	$198.2	$224.3
Less: Earnings attributable to participating restricted stock units (“RSU’s”)	1.4	0.5	0.3

Net Earnings — basic	$673.2	$197.7	$224.0

Net Earnings — diluted	$674.6	$198.2	$224.3

	2011	2010	2009
Denominator (in thousands):
Basic earnings per share –– weighted-average shares	165,832	147,224	79,788
Dilutive effect of stock options and awards	4,273	2,943	608

Diluted earnings per share –– weighted-average shares	170,105	150,167	80,396

	2011	2010	2009
Earnings per share of common stock:
Basic earnings per share of common stock:
Continuing operations	$4.16	$1.37	$2.82
Discontinued operations	$(0.10)	$(0.03)	$(0.01)
Total basic earnings per share of common stock	$4.06	$1.34	$2.81
Diluted earnings per share of common stock:
Continuing operations	$4.06	$1.35	$2.81
Discontinued operations	$(0.10)	$(0.03)	$(0.01)
Total dilutive earnings per share of common stock	$3.97	$1.32	$2.79

The following weighted-average stock options, warrants and Equity Purchase Contracts to purchase the Company’s common stock were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	2011	2010	2009
Number of stock options	2,379	2,760	3,519
Number of stock warrants	4,939	4,939	4,939
Number of shares related to May 2010 equity purchase contracts	—	2,210	5,893
Number of shares related to the convertible preferred units	8,458	1,054	—

The Company has warrants outstanding which entitle the holder to purchase up to 4,938,624 shares of its common stock with a strike price of approximately $86.50. These warrants are anti-dilutive since the strike price is greater than the market price of the Company’s common stock.

As of December 31, 2011 and January 1, 2011, there were no shares related to the Convertible Preferred Units included in the calculation of diluted earnings per share because the effect of the conversion option was not dilutive. These Convertible Preferred Units, as well as the equity purchase contracts and convertible note hedge, are discussed more fully in Note H, Long-Term Debt and Financing Arrangements.

COMMON STOCK SHARE ACTIVITY — Common stock share activity for 2011, 2010 and 2009 was as follows:

	2011	2010	2009
Outstanding, beginning of year	166,347,430	80,478,624	78,876,034
Shares issued as part of the merger	—	78,497,261	—
Shares issued from Equity Units Offering	—	5,180,776	—
Issued from treasury	2,864,564	2,298,603	2,178,203
Returned to treasury	(165,033)	(107,834)	(575,613)

Outstanding, end of year	169,045,961	166,347,430	80,478,624
Shares subject to the forward share purchase contract	(5,581,400)	—	—

Outstanding, less shares subject to the forward share purchase contract	163,465,561	166,347,430	80,478,624

In 2011 the Company entered into a forward share purchase contract on its common stock. This contract obligates the Company to pay $350.0 million to the financial institution counterparty not later than August 2013, or earlier at the Company’s option, for the 5,581,400 shares purchased. The reduction of common shares outstanding was recorded at the inception of the forward share purchase contract and factored into the calculation of weighted average shares outstanding.

In 2009, in addition to the common stock share activity described in the Stock-Based Compensation Plans and Other Equity Arrangements sections of this footnote, the Company issued 242,653 shares of common stock from treasury and received cash proceeds of $9.5 million during the year.

COMMON STOCK RESERVED — Common stock shares reserved for issuance under various employee and director stock plans at December 31, 2011 and January 1, 2011 are as follows:

	2011	2010
Employee stock purchase plan	2,808,891	2,956,667
Other stock-based compensation plans	2,643,113	5,035,575

Total shares reserved	5,452,004	7,992,242

PREFERRED STOCK PURCHASE RIGHTS — Each outstanding share of common stock has a one share purchase right. Each purchase right may be exercised to purchase one two-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $220.00, subject to adjustment. The rights, which do not have voting rights, expire on March 10, 2016, and may be redeemed by the Company at a price of $0.01 per right at any time prior to the tenth day following the public announcement that a person has acquired beneficial ownership of 15% or more of the outstanding shares of common stock. In the event that the Company is acquired in a merger or other business combination transaction, provision shall be made so that each holder of a right (other than a holder who is a 14.9%-or-more shareowner) shall have the right to receive, upon exercise thereof, that number of shares of common stock of the surviving Company having a market value equal to two times the exercise price of the right. Similarly, if anyone becomes the beneficial owner of more than 15% of the then outstanding shares of common stock (except pursuant to an offer for all outstanding shares of common stock which the independent directors have deemed to be fair and in the best interest of the Company), provision will be made so that each holder of a right (other than a holder who is a 14.9%-or-more shareowner) shall thereafter have the right to receive, upon exercise thereof, common stock (or, in certain circumstances, cash, property or other securities of the Company) having a market value equal to two times the exercise price of the right. At December 31, 2011, there were 163,465,561 outstanding rights.

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

Stock Option Valuation Assumptions: Stock options are granted at the fair market value of the Company’s stock on the date of grant and have a 10-year term. Generally, stock option grants vest ratably over four years from the date of grant.

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

The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used to value grants made in 2011, 2010 and 2009. The 2010 weighted average assumptions include one million options that were granted as part of the merger.

	2011	2010	2009
Average expected volatility	38.4%	31.4%	32.8%
Dividend yield	2.5%	2.2%	2.8%
Risk-free interest rate	1.1%	2.7%	2.2%
Expected term	5.5 yrs	6.3 yrs	5.0 yrs
Fair value per option	$18.29	$16.68	$11.48
Weighted average vesting period	2.7 yrs	3.0 yrs	2.4 yrs

As part of the Merger, the Company exchanged the pre-merger stock options of Black & Decker for 5.8 million Stanley Black & Decker stock options. The following assumptions were used in the valuation of pre-merger Black & Decker stock options:

2010
Average expected volatility	32.0%
Dividend yield	0.7%
Risk-free interest rate	1.4%
Expected term	2.9 yrs
Fair value per option	$18.72

All options had fully vested as of the Merger date. The fair value of the 5.8 million options exchanged as part of the merger was $105.8 million, with $91.7 million recorded as consideration paid and $14.1 million recognized as future compensation cost. Under ASC 805, the fair value of vested options and the earned portion of unvested options are recognized as consideration paid. The remaining value relating to the unvested and unearned options are recognized as future stock based compensation.

Stock Options:

The number of stock options and weighted-average exercise prices are as follows:

	2011		2010		2009
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of year	11,641,564	$48.69	5,839,417	$39.75	7,082,224	$37.08
Granted	1,150,577	65.05	2,055,942	60.69	502,500	48.46
Options assumed from merger	—	—	5,843,623	44.41	—	—
Exercised	(2,166,269)	40.34	(1,720,507)	34.81	(1,603,205)	30.13
Forfeited	(181,212)	52.19	(376,911)	54.95	(142,102)	44.65

Outstanding, end of year	10,444,660	$52.47	11,641,564	$48.69	5,839,417	$39.75

Exercisable, end of year	6,853,838	$49.74	8,100,566	$46.70	4,364,180	$38.50

At December 31, 2011, the range of exercise prices on outstanding stock options was $15.06 to $74.11. Stock option expense was $22.0 million, $17.7 million, and $6.1 million for the years ended December 31, 2011, January 1, 2011 and January 2, 2010, respectively. At December 31, 2011, the Company had $39.1 million of unrecognized pre-tax compensation expense for stock options. This expense will be recognized over the remaining vesting periods which are 3.0 years on a weighted average basis.

During 2011, the Company received $93.9 million in cash from the exercise of stock options. The related tax benefit from the exercise of these options is $18.9 million. During 2011, 2010 and 2009 the total intrinsic value of options exercised was $68.7 million, $46.5 million and $16.5 million, respectively. When options are exercised, the related shares are issued from treasury stock.

ASC 718, “Compensation — Stock Compensation,” requires the benefit arising from tax deductions in excess of recognized compensation cost to be classified as a financing cash flow. To quantify the recognized compensation cost on which the excess tax benefit is computed, both actual compensation expense recorded and pro-forma compensation cost reported in disclosures are considered. An excess tax benefit is generated on the extent to which the actual gain, or spread, an optionee receives upon exercise of an option exceeds the fair value determined at the grant date; that excess spread over the fair value of the option times the applicable tax rate represents the excess tax benefit. In 2011, 2010 and 2009, the Company reported $14.1 million, $10.8 million and $0.3 million, respectively, of excess tax benefits as a financing cash flow within the proceeds from issuance of common stock caption.

Outstanding and exercisable stock option information at December 31, 2011 follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Ranges	Options	Weighted- average Remaining Contractual Life	Weighted- average Exercise Price	Options	Weighted- average Exercise Price
$35.00 and below	2,346,200	3.88	$31.34	1,959,457	$31.28
$35.01 — 50.00	1,858,059	3.74	44.79	1,593,883	44.17
$50.01 — higher	6,240,401	6.44	62.70	3,300,498	63.39

	10,444,660	5.39	$52.47	6,853,838	$49.74

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

Employee Stock Purchase Plan: The Employee Stock Purchase Plan (“ESPP”) enables eligible employees in the United States and Canada to subscribe at any time to purchase shares of common stock on a monthly basis at the lower of 85% of the fair market value of the shares on the grant date ($53.00 per share for fiscal year 2011 purchases) or 85% of the fair market value of the shares on the last business day of each month. A maximum of 6,000,000 shares are authorized for subscription. During 2011, 2010 and 2009 shares totaling 147,776 shares, 143,624 shares and 115,776 shares respectively, were issued under the plan at average prices of $49.63, $37.53, and $27.87 per share, respectively and the intrinsic value of the ESPP purchases was $2.6 million, $3.1 million and $1.8 million respectively. For 2011, the Company received $7.8 million in cash from ESPP purchases, and there is no related tax benefit. The fair value of ESPP shares was estimated using the Black-Scholes option pricing model. ESPP compensation cost is recognized ratably over the one-year term based on actual employee stock purchases under the plan. The fair value of the employees’ purchase rights under the ESPP was estimated using the following assumptions for 2011, 2010 and 2009, respectively: dividend yield of 2.1%, 2.5% and 2.9%; expected volatility of 30.0%, 38.0% and 56.0%; risk-free interest rates of 0.2%, 0.1% and 0.2%; and expected lives of one year. The weighted average fair value of those purchase rights granted in 2011, 2010 and 2009 was $21.0, $20.8 and $10.8, respectively. Total compensation expense recognized for ESPP amounted to $2.9 million, $3.5 million and $1.2 million for 2011, 2010 and 2009, respectively.

Restricted Share Units and Awards: Compensation cost for restricted share units and awards, including restricted shares granted to French employees in lieu of RSU’s, (collectively “RSU’s”) granted to employees is recognized ratably over the vesting term, which varies but is generally 4 years.

RSU grants totaled 413,330 shares, 1,532,107 shares and 452,613 shares in 2011, 2010 and 2009, respectively. The weighted-average grant date fair value of RSU’s granted in 2011, 2010 and 2009 was $65.20, $59.32 and $37.55 per share, respectively. Additionally, the Company assumed 0.4 million restricted stock units and awards as part of the Merger in March of 2010. These restricted stock units and awards had a fair value of $57.86 per share or $25.0 million in total, with $12.2 million recorded as consideration paid and $12.8 million recognized as future compensation cost.

Total compensation expense recognized for RSU’s amounted to $33.3 million, $52.7 million and $9.4 million, in 2011, 2010 and 2009 respectively. The actual tax benefit received in the period the shares were delivered was $3.8 million, $0.3 million and $0.1 million in 2011, 2010 and 2009, respectively. As of December 31, 2011, unrecognized compensation expense for RSU’s amounted to $62.7 million and this cost will be recognized over a weighted-average period of 4.2 years.

A summary of non-vested restricted stock unit and award activity as of December 31, 2011, and changes during the twelve month period then ended is as follows:

	Restricted Share Units & Awards	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2011	2,470,723	$53.60
Granted	413,330	65.20
Vested	(467,771)	70.22
Forfeited	(43,174)	70.98

Non-vested at December 31, 2011	2,373,108	$57.52

The total fair value of shares vested (market value on the date vested) during 2011, 2010 and 2009 was $32.8 million, $14.9 million and $7.2 million, respectively.

Non-employee members of the Board of Directors received restricted share-based grants which must be cash settled and accordingly mark-to-market accounting is applied. Additionally, the Board of Directors were granted restricted share units for which compensation expense of $1.1 million, $0.9 million and $0.6 million was recognized for 2011, 2010 and 2009, respectively.

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

Long-Term Performance Awards: LTIP grants were made in 2009, 2010 and 2011. Each grant has separate annual performance goals for each year within the respective three year performance period. Earnings per share and return on capital employed represent 75% of the share payout of each grant. There is a third market-based element, representing 25% of the total grant, which measures the Company’s common stock return relative to peers over the performance period. The ultimate delivery of shares will occur in 2012, 2013 and 2014 for the 2009, 2010 and 2011 grants, respectively. Total payouts are based on actual performance in relation to these goals.

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

Expense recognized for the various performance-contingent grants amounted to $9.6 million in 2011, $10.3 million in 2010, and $3.4 million in 2009. With the exception of the market-based award, in the event performance goals are not met compensation cost is not recognized and any previously recognized compensation cost is reversed.

A summary of the activity pertaining to the maximum number of shares that may be issued is as follows:

	Share Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2011	1,293,372	$40.37
Granted	297,409	68.97
Vested	—	—
Forfeited	(232,882)	43.27

Non-vested at December 31, 2011	1,357,899	$46.14

OTHER EQUITY ARRANGEMENTS

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

Convertible Preferred Units and Equity Option

As described more fully in Note H, Long-Term Debt and Financing Arrangements, in November 2010, the Company issued Convertible Preferred Units comprised of $632,500,000 of Notes due November 17, 2018 and Purchase Contracts. There have been no changes to the terms of the Convertible Preferred Units. The Purchase Contracts obligate the holders to purchase, on the earlier of (i) November 17, 2015 (the Purchase Contract Settlement date) or (ii) the triggered early settlement date, 6,325,000 shares, for $100 per share, of the Company’s 4.75% Series B Cumulative Convertible Preferred Stock (the “Convertible Preferred Stock”), resulting in cash proceeds to the Company of up to $632.5 million.

Following the issuance of Convertible Preferred Stock upon settlement of a holder’s Purchase Contracts, a holder of Convertible Preferred Stock may, at its option, at any time and from time to time, convert some or all of its outstanding shares of Convertible Preferred Stock at a conversion rate of 1.3333 shares of the Company’s common stock per share of Convertible Preferred Stock (subject to customary anti-dilution provisions), which is equivalent to an initial conversion price of approximately $75.00 per share of common stock. Assuming conversion of the 6,325,000 shares of Convertible Preferred Stock at the 1.3333 initial conversion rate a total of 8.43 million shares of the Company’s common stock may be issued upon conversion. As of December 31, 2011, due to the customary anti-dilution provisions, the conversion rate on the Convertible Preferred Stock was 1.3388 (equivalent to a conversion price of approximately $74.69 per common share). In the event that holders elect to settle their Purchase Contracts prior to November 17, 2015, the Company will deliver a number of shares of Convertible Preferred Stock equal to 85% of the Purchase Contacts tendered, together with cash in lieu of fractional shares. Upon a conversion on or after November 15, 2015 the Company may elect to pay or deliver, as the case may be, solely shares of common stock, together with cash in lieu of fractional shares (“physical settlement”), solely cash (“cash settlement”), or a combination of cash and common stock (“combination settlement”). The Company may redeem some or all of the Convertible Preferred Stock on or after December 22, 2015 at a redemption price equal to 100% of the $100 liquidation preference per share plus accrued and unpaid dividends to the redemption date.

In November 2010, contemporaneously with the issuance of the Convertible Preferred Units described above, the Company paid $50.3 million, or an average of $5.97 per option, to enter into capped call transactions (equity options) on 8.43 million shares of common stock with certain major financial institutions. The purpose of the capped call transactions is to offset the common shares that may be deliverable upon conversion of shares of Convertible Preferred Stock. With respect to the impact on the Company, the capped call transactions and the Convertible Preferred Stock, when taken together, result in the economic equivalent of having the conversion price on the Convertible Preferred Stock at $97.55, the upper strike price of the capped call (as of December 31, 2011). Refer to Note H, Long-Term Debt and Financing Arrangements. In accordance with ASC 815-40 the $50.3 million premium paid was recorded as a reduction to equity.

The capped call transactions cover, subject to customary anti-dilution adjustments, the number of shares of common stock equal to the number of shares of common stock underlying the maximum number of shares of Convertible Preferred Stock issuable upon settlement of the Purchase Contracts. Each of the capped call transactions has a term of approximately five years and initially has a lower strike price of $75.00, which corresponded to the initial conversion price of the Convertible Preferred Stock, and an upper strike price of $97.95, which was approximately 60% higher than the closing price of the common stock on November 1, 2010. The capped call transactions may be settled by net share settlement (the default settlement method) or, at the Company’s option and subject to certain conditions, cash settlement, physical settlement or modified physical settlement. The aggregate fair value of options at December 31, 2011 was $55.7 million.

A summary of the capped call (equity options) issued is as follows:

			(Per Share)
Series	Original Number of Options	Net Premium Paid (In millions)	Adj. Lower Strike Price	Adj. Upper Strike Price
Series I	2,811,041	$16.8	$74.69	$97.55
Series II	2,811,041	$16.8	$74.69	$97.55
Series III	2,811,041	$16.7	$74.69	$97.55

	8,433,123	$50.3	$74.69	$97.55

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

K. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) at the end of each fiscal year was as follows:

(Millions of Dollars)	2011	2010	2009
Currency translation adjustment	$(87.4)	$29.1	$15.1
Pension loss, net of tax	(153.1)	(62.5)	(84.6)
Fair value of net investment hedge effectiveness, net of tax	(32.8)	(32.7)	(11.8)
Fair value of cash flow hedge effectiveness, net of tax	(75.9)	(50.2)	4.8

Accumulated other comprehensive loss	$(349.2)	$(116.3)	$(76.5)

L. EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”) Most U.S. employees, including Black & Decker employees beginning on January 1, 2011, may contribute from 1% to 25% of their eligible compensation to a tax-deferred 401(k) savings plan, subject to restrictions under tax laws. Employees generally direct the investment of their own contributions into various investment funds. In 2011 and 2010, an employer match benefit was provided under the plan equal to one-half of each employee’s tax-deferred contribution up to the first 7% of their compensation. In 2009, an employer match benefit was provided under the plan equal to one-quarter of each employee’s tax-deferred contribution up to the first 7% of their compensation. Participants direct the entire employer match benefit such that no participant is required to hold the Company’s common stock in their 401(k) account. The employer match benefit totaled $17.7 million, $8.8 million and $3.9 million in 2011, 2010 and 2009, respectively. In addition to the regular employer match, in 2009 the Company made an additional $0.9 million contribution to employees’ accounts based on 2009 forfeitures and a surplus resulting from appreciation of the Company’s share value.

In addition, approximately 8,600 U.S. salaried and non-union hourly employees are eligible to receive a non-contributory benefit under the Core benefit plan (formerly the Cornerstone plan). Core benefit allocations range from 2% to 6% of eligible employee compensation based on age. Approximately 7,000 U.S. employees also receive a Core transition benefit, allocations of which range from 1%—3% of eligible compensation based on age and date of hire. Approximately 2,517 U.S. employees are eligible to receive an additional average 1.4% contribution actuarially designed to replace previously curtailed pension benefits. Allocations for benefits earned under the Core plan, which were suspended in 2009, were $33.0 million in 2011 and $13.7 million in 2010. Assets held in participant Core accounts are invested in target date retirement funds which have an age-based allocation of investments.

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

The Company accounts for the ESOP under ASC 718-40, “Compensation — Stock Compensation — Employee Stock Ownership Plans”. Net ESOP activity recognized is comprised of the cost basis of shares released, the cost of the aforementioned Core and 401(k) match defined contribution benefits, interest expense on the external 1989 borrowing, less the fair value of shares released and dividends on unallocated ESOP shares. The Company’s net ESOP activity resulted in expense of $28.4 million in 2011, expense of $3.4 million in 2010 and income of $8.0 million in 2009. The increase in net ESOP expense in 2011 is related to the merger of the U.S. Black & Decker 401(k) defined contribution plan into the ESOP and extending the core benefit to these employees. ESOP expense is affected by the market value of the Company’s common stock on the monthly dates when shares are released. The market value of shares released averaged $68.12 per share in 2011, $58.56 per share in 2010 and $39.37 per share in 2009.

Unallocated shares are released from the trust based on current period debt principal and interest payments as a percentage of total future debt principal and interest payments. Dividends on both allocated and unallocated shares may be used for debt service and to credit participant accounts for dividends earned on allocated shares. Dividends paid on the shares acquired with the 1991 internal loan were used solely to pay internal loan debt service in all periods. Dividends on ESOP shares, which are charged to shareowners’ equity as declared, were $12.2 million in 2011, $9.7 million in 2010 and $10.3 million in 2009, net of the tax benefit which is recorded within equity. Dividends on ESOP shares were utilized entirely for debt service in all years. Interest costs incurred by the ESOP on the 1989 external debt, which matured in 2009, were nominal in 2009. Interest costs incurred by the ESOP on the 1991 internal loan, which have no earnings impact, were $7.2 million, $7.6 million and $8.1 million for 2011, 2010 and 2009, respectively. Both allocated and unallocated ESOP shares are treated as outstanding for purposes of computing earnings per share. As of December 31, 2011, the cumulative number of ESOP shares allocated to participant accounts was 11,873,782, of which participants held 3,504,125 shares, and the number of unallocated shares was 3,691,274. At December 31, 2011, there were 26,768 released shares in the ESOP trust holding account pending allocation. The Company made cash contributions totaling $16.2 million in 2011, $1.3 million in 2010 and $11.4 million in 2009.

PENSION AND OTHER BENEFIT PLANS — The Company sponsors pension plans covering most domestic hourly and certain executive employees, and approximately 16,900 foreign employees. Benefits are generally based on salary and years of service, except for U.S. collective bargaining employees whose benefits are based on a stated amount for each year of service.

The Company contributes to a number of multi-employer plans for certain collective bargaining U.S. employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

a. Assets contributed to the multiemployer plan by one employer may be used to provide benefit to employees of other participating employers.

b. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be inherited by the remaining participating employers.

c. If the Company chooses to stop participating in some of its multiemployer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

In addition, the Company also contributes to a number of multiemployer plans outside of the U.S. The foreign plans are insured, therefore, the Company’s obligation is limited to the payment of insurance premiums.

The Company has assessed and determined that none of the multiemployer plans to which it contributes are individually significant to the Company’s financial statements The Company does not expect to incur a withdrawal liability or expect to significantly increase its contributions over the remainder of the contract period.

In addition to the multiemployer plans, various other defined contribution plans are sponsored worldwide, including a tax-deferred 401(k) savings plan covering substantially all Black & Decker U.S. employees.

The expense for such defined contribution plans, aside from the earlier discussed ESOP plans, follows:

(Millions of Dollars)	2011	2010	2009
Multi-employer plan expense	$3.0	$0.6	$0.5
Other defined contribution plan expense	$9.9	$16.4	$3.3

The decrease in other defined contribution plan expense in 2011 relative to 2010 primarily pertains to the merger of the Black & Decker U.S. defined contribution plan into the ESOP. The multiemployer plan expense and other defined contribution expense increased in 2010, as compared to 2009, due to the Merger.

The components of net periodic pension expense are as follows:

	U.S. Plans			Non-U.S. Plans
(Millions of Dollars)	2011	2010	2009	2011	2010	2009
Service cost	$6.5	$18.1	$2.6	$12.6	$12.8	$3.8
Interest cost	69.6	61.2	9.8	52.9	44.7	13.3
Expected return on plan assets	(70.0)	(52.5)	(6.7)	(50.5)	(39.8)	(14.9)
Prior service cost amortization	1.0	1.0	1.2	0.3	0.2	0.1
Transition obligation amortization	—	—	—	0.1	0.1	0.1
Actuarial loss amortization	2.5	2.0	2.9	3.0	4.1	2.4
Settlement / curtailment loss (gain)	1.9	(9.1)	1.2	(0.5)	(2.3)	(1.7)

Net periodic pension expense	$11.5	$20.7	$11.0	$17.9	$19.8	$3.1

The Company provides medical and dental benefits for certain retired employees in the United States and Canada. Approximately 10,800 participants are covered under these plans. Net periodic post-retirement benefit expense was comprised of the following elements:

	Other Benefit Plans
(Millions of Dollars)	2011	2010	2009
Service cost	$0.6	$1.3	$0.8
Interest cost	3.6	4.6	1.3
Prior service credit amortization	(1.2)	(0.2)	(0.2)
Actuarial loss amortization	(0.2)	(0.1)	(0.1)
Settlement / curtailment gain	—	(7.2)	—

Net periodic post-retirement benefit (income) expense	$2.8	$(1.6)	$1.8

Changes in plan assets and benefit obligations recognized in other comprehensive income in 2011 are as follows:

(Millions of Dollars)	2011
Current year actuarial loss	$141.1
Amortization of actuarial loss	(6.7)
Prior service cost from plan amendments	3.6
Amortization of prior service costs	(0.2)
Amortization of transition obligation	(0.1)
Currency / other	(1.6)

Total loss recognized in other comprehensive income (pre-tax)	$136.1

The amounts in Accumulated other comprehensive loss expected to be recognized as components of net periodic benefit costs during 2012 total $9.1 million, representing amortization of $8.9 million of actuarial loss, $0.1 million of prior service cost, and $0.1 million of transition obligation.

The changes in the pension and other post-retirement benefit obligations, fair value of plan assets, as well as amounts recognized in the Consolidated Balance Sheets, are shown below:

	U.S. Plans		Non-U.S. Plans		Other Benefits
	2011	2010	2011	2010	2011		2010
Change in benefit obligation
Benefit obligation at end of prior year	$1,390.5	$176.1	$987.1	$256.6		$86.9	$23.0
Service cost	6.5	18.1	12.6	12.8		0.6	1.3
Interest cost	69.6	61.2	52.9	44.7		3.6	4.6
Settlements/curtailments	(44.1)	(65.6)	(3.1)	(14.1)		(0.9)	(11.0)
Actuarial (gain) loss	161.9	81.6	(23.0)	13.0		0.2	3.9
Plan amendments	0.1	2.0	2.8	3.3		0.7	(13.9)
Foreign currency exchange rates	—	—	(13.8)	9.3		(0.2)	0.2
Participant contributions	—	—	0.3	0.8		—	—
Acquisitions, divestitures and other	4.1	1,181.7	0.3	706.6		0.1	90.4
Benefits paid	(87.6)	(64.6)	(50.4)	(45.9)		(10.9)	(11.6)

Benefit obligation at end of year	$1,501.0	$1,390.5	$965.7	$987.1		$80.1	$86.9

Change in plan assets
Fair value of plan assets at end of prior year	$1,032.1	$108.7	$719.1	$210.8	$		$—
Actual return on plan assets	99.2	86.9	19.4	51.2		—	—
Participant contributions	—	—	0.3	0.8		—	—
Employer contributions	83.6	212.6	35.6	52.4		11.8	11.6
Settlements	(44.1)	—	(2.7)	(7.3)		(0.9)	—
Foreign currency exchange rate changes	—	—	(8.3)	11.0		—	—
Acquisitions, divestitures and other	(3.7)	688.5	(3.6)	446.1		—	—
Benefits paid	(87.6)	(64.6)	(50.4)	(45.9)		(10.9)	(11.6)

Fair value of plan assets at end of plan year	$1,079.5	$1,032.1	$709.4	$719.1		$—	$—

Funded status — assets less than benefit obligation	$(421.5)	$(358.4)	$(256.3)	$(268.0)		$(80.1)	$(86.9)
Unrecognized prior service cost (credit)	4.5	5.4	5.6	3.3		(12.7)	(14.6)
Unrecognized net actuarial loss	153.3	24.9	75.1	70.9		1.7	1.4
Unrecognized net transition obligation	—	—	0.3	0.4		—	—

Net amount recognized	$(263.7)	$(328.1)	$(175.3)	$(193.4)		$(91.1)	$(100.1)

	U.S. Plans		Non-U.S. Plans		Other Benefits
	2011	2010	2011	2010	2011	2010
Amounts recognized in the Consolidated Balance Sheets
Prepaid benefit cost (non-current)	$—	$0.2	$4.0	$4.8	$—	$—
Current benefit liability	(20.2)	(56.9)	(8.0)	(8.1)	(9.6)	(10.5)
Non-current benefit liability	(401.3)	(301.7)	(252.3)	(264.7)	(70.5)	(76.4)

Net liability recognized	$(421.5)	$(358.4)	$(256.3)	$(268.0)	$(80.1)	$(86.9)

Accumulated other comprehensive loss (pre-tax):
Prior service cost (credit)	$4.5	$5.4	$5.6	$3.3	$(12.7)	$(14.6)
Actuarial loss	153.3	24.9	75.1	70.9	1.7	1.4
Transition liability	—	—	0.3	0.4	—	—

	$157.8	$30.3	$81.0	$74.6	$(11.0)	$(13.2)

Net amount recognized	$(263.7)	$(328.1)	$(175.3)	$(193.4)	$(91.1)	$(100.1)

The increase in the U.S. projected benefit obligation from actuarial losses in 2011 primarily pertains to the 100 basis point decline in the discount rate. During the fourth quarter of 2010, certain Black & Decker U.S. and U.K. pension plans, as well as the U.S. retiree health benefit plan were curtailed resulting in curtailment gains of $20 million as disclosed in the tables above.

The accumulated benefit obligation for all defined benefit pension plans was $2,430.0 million at December 31, 2011 and $2,334.8 million at January 1, 2011. Information regarding pension plans in which accumulated benefit obligations exceed plan assets follows:

	U.S. Plans		Non-U.S. Plans
(Millions of Dollars)	2011	2010	2011	2010
Projected benefit obligation	$1,501.0	$1,376.7	$777.0	$927.5
Accumulated benefit obligation	$1,498.0	$1,373.9	$751.2	$890.7
Fair value of plan assets	$1,079.5	$1,018.1	$518.7	$655.8

Information regarding pension plans in which projected benefit obligations (inclusive of anticipated future compensation increases) exceed plan assets follows:

	U.S. Plans		Non-U.S. Plans
(Millions of Dollars)	2011	2010	2011	2010
Projected benefit obligation	$1,501.1	$1,376.7	$785.1	$943.0
Accumulated benefit obligation	$1,498.0	$1,373.9	$756.1	$904.5
Fair value of plan assets	$1,079.5	$1,018.1	$524.9	$670.2

The major assumptions used in valuing pension and post-retirement plan obligations and net costs were as follows:

	Pension Benefits						Other Benefits
	U.S. Plans			Non-U.S. Plans			U.S. Plans
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Weighted-average assumptions used to determine benefit obligations at year end:
Discount rate	4.25%	5.25%	5.75%	5.0%	5.25%	5.75%	3.75%	4.5%	5.5%
Rate of compensation increase	6.0%	6.0%	6.0%	3.5%	4.0%	4.25%	—	3.75%	4.0%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.25%	5.75%	6.0%	5.25%	5.75%	6.0%	4.50%	5.50%	6.25%
Rate of compensation increase	6.0%	3.75%	6.0%	4.0%	4.25%	3.5%	3.75%	4.0%	4.0%
Expected return on plan assets	7.0%	7.5%	7.5%	7.0%	6.75%	6.75%	—	—	—

The expected rate of return on plan assets is determined considering the returns projected for the various asset classes and the relative weighting for each asset class considering the target asset allocations. In addition the Company considers historical performance, the recommendations from outside actuaries and other data in developing the return assumption. The Company expects to use a weighted-average rate of return assumption of 6.25% for the U.S. and international plans, in the determination of fiscal 2012 net periodic benefit expense.

PENSION PLAN ASSETS — Plan assets are invested in equity securities, government and corporate bonds and other fixed income securities, money market instruments and insurance contracts. The Company’s worldwide asset allocations at December 31, 2011 and January 1, 2011 by asset category and the level of the valuation inputs within the fair value hierarchy established by ASC 820 are as follows:

Asset Category	2011	Level 1	Level 2
Cash and cash equivalents	$35.6	$6.8	$28.8
Equity securities
U.S. equity securities	323.5	62.8	260.7
Foreign equity securities	377.7	76.9	300.8
Fixed income securities
Government securities	468.6	244.5	224.1
Corporate securities	505.3	—	505.3
Mortgage-backed securities	1.9	—	1.9
Insurance contracts	27.7	—	27.7
Other	48.6	—	48.6

Total	$1,788.9	$391.0	$1,397.9

Asset Category	2010	Level 1	Level 2
Cash and cash equivalents	$18.1	$1.2	$16.9
Equity securities
U.S. equity securities	513.2	7.2	506.0
Foreign equity securities	513.4	24.6	488.8
Fixed income securities
Government securities	281.9	9.0	272.9
Corporate securities	285.9	16.1	269.8
Mortgage-backed securities	78.0	18.4	59.6
Insurance contracts	31.4	—	31.4
Other	29.3	—	29.3

Total	$1,751.2	$76.5	$1,674.7

U.S. and foreign equity securities primarily consist of companies with large market capitalizations and to a lesser extent mid and small capitalization securities. Government securities primarily consist of U.S. Treasury securities and foreign government securities with deminimus default risk. Corporate fixed income securities include publicly traded U.S. and foreign investment grade and to a small extent high yield securities. Mortgage-backed securities predominantly consist of U.S. holdings. Assets held in insurance contracts are invested in the general asset pools of the various insurers, mainly debt and equity securities with guaranteed returns. Other investments include diversified private equity holdings. The level 2 investments are primarily comprised of institutional mutual funds that are not publicly traded; the investments held in these mutual funds are generally level 1 publicly traded securities.

The Company’s investment strategy for pension plan assets includes diversification to minimize interest and market risks. Plan assets are rebalanced periodically to align with target asset allocations. Currently, the Company’s target allocations include 25%-45% in equity securities, 50%-70% in fixed income securities and up to 10% in other securities. Maturities of investments are not necessarily related to the timing of expected future benefit payments, but adequate liquidity to make immediate and medium term benefit payments is ensured.

CONTRIBUTIONS The Company’s funding policy for its defined benefit plans is to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with federal law and other regulations. The Company expects to contribute approximately $110 million to its pension and other post-retirement benefit plans in 2012.

EXPECTED FUTURE BENEFIT PAYMENTS Benefit payments, inclusive of amounts attributable to estimated future employee service, are expected to be paid as follows over the next 10 years:

(Millions of Dollars)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Years 6-10
Future payments	$1,553.8	$155.0	$153.0	$156.0	$155.6	$152.7	$781.5

These benefit payments will be funded through a combination of existing plan assets and amounts to be contributed in the future by the Company.

HEALTH CARE COST TRENDS The weighted average annual assumed rate of increase in the per-capita cost of covered benefits (i.e., health care cost trend rate) is assumed to be 7.6% for 2012, reducing gradually to 4.5% by 2028 and remaining at that level thereafter. A one percentage point change in the assumed health care cost trend rate would affect the post-retirement benefit obligation as of December 31, 2011 by approximately $3.0 million and would have an immaterial effect on the net periodic post-retirement benefit cost.

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

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of the hierarchy levels (millions of dollars):

	Total Carrying Value	Level 1	Level 2	Level 3
December 31, 2011:
Derivative assets	$142.5	$—	$142.5	$—
Derivatives liabilities	$181.7	$—	$181.7	$—
Money market fund	$39.0	$39.0	$—	$—
January 1, 2011:
Derivative assets	$55.0	$—	$55.0	$—
Derivatives liabilities	$115.7	$—	$115.7	$—
Money market fund	$716.7	$716.7	$—	$—

At December 31, 2011 there were no assets and liabilities that were measured at fair value on a non-recurring basis.

A summary of the Company’s financial instruments carrying and fair values at December 31, 2011 and January 1, 2011 follows. Refer to Note I, Derivative Financial Instruments, for more details regarding derivative financial instruments, and Note H, Long-Term Debt and Financing Arrangements, for more information regarding carrying values of the long-term debt shown below.

	2011		2010
(millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$3,452.2	$3,623.4	$3,434.2	$3,607.1
Derivative assets	$142.5	$142.5	$55.0	$55.0
Derivative liabilities	$181.7	$181.7	$115.7	$115.7

The fair values of long-term debt instruments are estimated using a discounted cash flow analysis using the Company’s marginal borrowing rates. The fair values of foreign currency and interest rate swap agreements, comprising the derivative assets and liabilities in the table above, are based on current settlement values.

As discussed in Note B, Accounts and Notes Receivable, the Company has a deferred purchase price receivable related to sales of trade receivables. The deferred purchase price receivable will be repaid in cash as receivables are collected, generally within 30 days, and as such the carrying value of the receivable approximates fair value.

N. OTHER COSTS AND EXPENSES

Other-net is primarily comprised of intangible asset amortization expense (See Note F Goodwill and Intangible Assets for further discussion), currency related gains or losses, environmental expense and merger and acquisition-related charges primarily consisting of transaction costs, partially offset by pension curtailments and settlements. During the years ended December 31, 2011 and January 1, 2011, Other-net included $51.2 million and $36.3 million in merger and acquisition related costs, respectively.

Research and development costs, which are classified in SG&A, were $147.2 million, $131.4 million and $18.3 million for fiscal years 2011, 2010 and 2009, respectively.

O. RESTRUCTURING AND ASSET IMPAIRMENTS

At December 31, 2011 restructuring reserves totaled $84.1 million. A summary of the restructuring reserve activity from January 1, 2011 to December 31, 2011 is as follows (in millions):

	1/1/11	Acquisitions	Net Additions	Usage	Currency	12/31/11
2011 Actions
Severance and related costs	$—	$5.7	$67.0	$(17.4)	$(1.3)	$54.0
Asset impairments	—	—	0.2	(0.2)	—	—
Facility closure	—	—	2.7	(2.7)	—	—
Other	—	—	1.6	(1.5)	—	0.1

Subtotal 2011 actions	—	5.7	71.5	(21.8)	(1.3)	54.1

Pre-2011 Actions
Severance and related costs	97.8	—	(5.7)	(65.5)	1.8	28.4
Facility closure	2.3	—	3.9	(5.0)	—	1.2
Other	1.1	—	1.3	(2.0)	—	0.4

Subtotal Pre-2011 actions	101.2	—	(0.5)	(72.5)	1.8	30.0

Total	$101.2	$5.7	$71.0	$(94.3)	$0.5	$84.1

2011 Actions: During 2011, the Company recognized $68.6 million of restructuring charges associated with the Merger, Niscayah, and other acquisitions, relating to activities initiated in the current year. Of those charges, $64.3 million relates to severance charges associated with the reduction of 1,425 employees, $2.5 million relates to facility closure costs, $0.2 million relates to asset impairments, and $1.6 million represents other charges.

As a result of the Niscayah acquisition, the Company has assumed $5.7 million of restructuring reserves recorded by Niscayah prior to the acquisition as part of legacy cost reduction initiatives in 2010.

In addition, the Company continued to initiate cost reduction actions in 2011 that were not associated with the Merger or other acquisitions, resulting in severance and related charges of $2.7 million pertaining to the reduction of 83 employees, and facility closure costs of $0.2 million.

Of the $71.5 million recognized for 2011 actions, $21.8 million has been utilized to date, with $54.1 million of reserves remaining as of December 31, 2011. The Company expects the vast majority to be utilized in 2012.

Pre-2011 Actions: For the year ended January 1, 2011 the Company initiated restructuring activities associated with the Merger and acquisition of Stanley Solutions de Sécurité (“SSDS”). Charges recognized in 2011 associated with these prior year initiatives amounted to $7.2 million, offset by $7.7 million of releases of reserves related to residual liabilities, which included $0.5 million of reserve releases not associated with the Merger and other acquisitions.

As of January 1, 2011, the reserve balance related to these pre-2011 actions totaled $101.2 million. Utilization of the reserve balance related to pre-2011 actions was $72.5 million in 2011. The vast majority of the remaining reserve balance of $30.0 million is expected to be utilized in 2012.

Segments: The $71.0 million of charges recognized in 2011 includes $31.0 million pertaining to CDIY; $30.1 million pertaining to Security; and $9.9 million pertaining to Industrial.

P. BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

The Company classifies its business into three reportable segments, which also represent its operating segments: Construction & Do It Yourself (“CDIY”), Security, and Industrial.

The CDIY segment is comprised of the professional power tool and accessories businesses, the consumer power tool business and the hand tools, fasteners & storage business. The professional power tool and accessories business sells professional grade corded and cordless electric power tools and equipment including drills, impact wrenches and drivers, grinders, saws, routers and sanders. The consumer power tool business sells corded and cordless power tools, lawn and garden products and home products. The hand tools, fasteners & storage business sells measuring and leveling tools, planes, hammers, demolition tools, knives, saws and chisels. Fastening products include pneumatic tools and fasteners including nail guns, nails, staplers and staples. Storage products include tool boxes, sawhorses and storage units.

The Security segment is comprised of the electronic security solutions and the mechanical access solutions businesses. The electronic security solutions business designs, supplies and installs electronic security systems and provides electronic security services, including alarm monitoring, video surveillance, fire alarm monitoring, systems integration and system maintenance. Purchasers of these systems typically contract for ongoing security systems monitoring and maintenance at the time of initial equipment installation. The electronic security business also sells healthcare solutions which include medical carts and cabinets, asset tracking, infant protection, pediatric protection, patient protection, wander management, fall management, and emergency call products. The mechanical access solutions business sells automatic doors, residential and commercial hardware, locking mechanisms, electronic keyless entry systems, keying systems, tubular and mortise door locksets.

The Industrial segment is comprised of the industrial and automotive repair, engineered fastening and infrastructure businesses. The industrial and automotive repair business sells hand tools, power tools, and engineered storage solution products. The engineered fastening business primarily sells engineered fasteners designed for specific applications. The businesses product lines include stud welding systems, blind rivets and tools, blind inserts and tools, drawn arc weld studs, engineered plastic fasteners, self-piercing riveting systems and precision nut running systems. The infrastructure business consists of CRC Evans business, and the Company’s legacy hydraulics business. The business’s product lines include custom pipe handling machinery, joint welding and coating machinery, weld inspection services and hydraulic tools and accessories.

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

The Company utilizes segment profit, which is defined as net sales minus cost of sales and SG&A inclusive of the provision for doubtful accounts (aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, interest income, interest expense, other-net (inclusive of intangible asset amortization expense), restructuring, and income tax expense. Refer to Note O, Restructuring and Asset Impairments for the amount of restructuring charges and asset impairments by segment, and to Note F, Goodwill and Intangible Assets for intangible amortization expense by segment. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and cost for certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Transactions between segments are not material. Segment assets primarily include accounts receivable, inventory, other current assets, property, plant and equipment, intangible assets and other miscellaneous assets.

Corporate assets and unallocated assets are cash and deferred income taxes. Geographic net sales and long-lived assets are attributed to the geographic regions based on the geographic location of each Company subsidiary.

BUSINESS SEGMENTS

(Millions of Dollars)	2011	2010	2009
Net Sales
CDIY	$5,236.5	$4,368.2	$1,258.1
Security	2,638.5	2,084.0	1,543.3
Industrial	2,501.4	1,891.7	881.2

Consolidated	$10,376.4	$8,343.9	$3,682.6

Segment Profit
CDIY	$681.6	$458.6	$141.0
Security	399.0	308.5	305.0
Industrial	406.3	259.0	101.1

Segment Profit	1,486.9	1,026.1	547.1
Corporate overhead	(245.3)	(244.7)	(70.5)
Other-net	(277.5)	(199.1)	(138.4)
Restructuring charges and asset impairments	(71.0)	(241.9)	(38.8)
Gain on debt extinguishment	—	—	43.8
Interest income	27.0	9.3	3.1
Interest expense	(140.3)	(109.9)	(63.7)

Earnings from continuing operations before income taxes	$779.8	$239.8	$282.6

Capital and Software Expenditures
CDIY	$160.7	$98.2	$38.7
Security	68.0	41.1	33.6
Industrial	73.4	46.2	21.1

Consolidated	$302.1	$185.5	$93.4

Depreciation and Amortization
CDIY	$133.3	$115.4	$41.2
Security	170.5	158.1	131.9
Industrial	106.3	75.2	27.0

Consolidated	$410.1	$348.7	$200.1

Segment Assets
CDIY	$7,499.5	$7,417.6	$819.5
Security	5,167.4	3,470.0	2,410.6
Industrial	3,282.9	3,168.9	1,017.3

	15,949.8	14,056.5	4,274.4
Corporate assets	(0.8)	1,082.9	521.7

Consolidated	$15,949.0	$15,139.4	$4,769.1

Corporate assets primarily consist of cash, deferred taxes, and property, plant and equipment. The decrease in 2011 corporate assets from 2010 is primarily due to the cash spent to fund the acquisition of Niscayah.

Sales to the Home Depot were 13%, 14% and 14% of the CDIY segment net sales in 2011, 2010 and 2009, respectively, and 10% of the Security segment net sales in 2010. Sales to Lowes were 17% and 14% of the CDIY segment net sales in 2011, 2010, respectively, and 10% of the Security segment net sales in 2010.

In 2011 the Company recorded $136 million of facility closure-related and other charges associated with the merger and other acquisitions across all segments, impacting segment profit by $20 million in CDIY, $32 million in Security, and $9 million in Industrial for the year ended December 31, 2011, with the remainder residing in corporate overhead.

In 2010 the Company recorded $277 million of facility closure-related and other charges associated with the merger and other acquisitions across all segments, impacting segment profit by $127 million in CDIY, $43 million in Security, and $26 million in Industrial for the year ended January 1, 2011, with the remainder residing in corporate overhead.

GEOGRAPHIC AREAS

(Millions of Dollars)	2011	2010	2009
Net Sales
United States	$5,240.7	$4,610.1	$2,165.9
Canada	655.7	566.6	253.3
Other Americas	837.5	424.6	99.4
France	706.6	671.6	470.5
Other Europe	2,208.7	1,325.7	481.0
Asia	727.2	745.3	212.5

Consolidated	$10,376.4	$8,343.9	$3,682.6

Property, Plant & Equipment
United States	$575.2	$520.0	$292.8
Canada	24.3	20.7	14.0
Other Americas	98.4	187.2	12.5
France	60.1	56.7	49.4
Other Europe	264.1	182.7	107.9
Asia	228.8	188.7	87.7

Consolidated	$1,250.9	$1,156.0	$564.3

Q. INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities at the end of each fiscal year were as follows:

(Millions of Dollars)	2011	2010
Deferred tax liabilities:
Depreciation	$53.7	$42.3
Amortization of intangibles	965.1	778.8
Liability on undistributed foreign earnings	421.8	442.9
Discharge of indebtedness	26.1	15.5
Inventories	29.0	19.0
Other	103.9	62.9
Total deferred tax liabilities	$1,599.6	$1,361.4
Deferred tax assets:
Employee benefit plans	$417.4	$329.0
Doubtful accounts	17.2	12.1
Accruals	139.8	147.2
Restructuring charges	9.6	30.1
Debt amortization	24.7	33.5
Operating loss and tax credit carryforwards	361.5	330.6
Other	176.6	47.7

Total deferred tax assets	$1,146.8	$930.2
Net Deferred Tax Liabilities before Valuation Allowance	$452.8	$431.2

Valuation allowance	$308.7	$265.8

Net Deferred Tax Liabilities after Valuation Allowance	$761.5	$697.0

Net operating loss carry forwards of $765.0 million as of December 31, 2011, are available to reduce future tax obligations of certain U.S. and foreign companies. The net operating loss carry forwards have various expiration dates beginning in 2012 with certain jurisdictions having indefinite carry forward periods. The U.S. federal capital loss carry forward of $84.9 million expires in 2015. The U.S. foreign tax credit carry forwards of $51.5 million and research and development tax credit carry forwards of $7.3 million begin expiring in 2019 and 2030, respectively.

A valuation allowance is recorded on certain deferred tax assets if it has been determined it is more likely than not that all or a portion of these assets will not be realized. We have recorded a valuation allowance of $308.7 million and $265.8 million for deferred tax assets existing as of December 31, 2011 and January 1, 2011, respectively. The valuation allowance is primarily attributable to foreign and state net operating loss carry forwards and a U.S. federal capital loss carry forward.

The classification of deferred taxes as of December 31, 2011 and January 1, 2011 is as follows:

	2011		2010
	Deferred Tax Asset	Deferred Tax Liability	Deferred Tax Asset	Deferred Tax Liability
Current	$(111.9)	$58.7	$(112.8)	$40.1
Non-current	(90.3)	905.0	(128.7)	898.4

Total	$(202.2)	$963.7	$(241.5)	$938.5

Income tax expense (benefit) attributable to continuing operations consisted of the following:

(Millions of Dollars)	2011	2010	2009
Current:
Federal	$(128.8)	$(74.7)	$(1.0)
Foreign	215.5	105.8	21.6
State	9.5	4.7	7.1

Total current	$96.2	$35.8	$27.7
Deferred:
Federal	$33.6	$37.5	$34.4
Foreign	(34.7)	(31.8)	(5.0)
State	(6.5)	(3.8)	(2.1)

Total deferred	(7.6)	1.9	27.3

Income taxes on continuing operations	$88.6	$37.7	$55.0

Net income taxes paid during 2011, 2010 and 2009 were $118.5 million, $97.7 million and $58.6 million, respectively. The 2011 amount includes refunds of $74.6 million relating to prior year overpayments and prepaid taxes. The 2010 amount includes U.S. Federal refunds of $77.4 million relating to an NOL carry back, an audit settlement and a prior year overpayment. During 2011, 2010, and 2009, the Company had tax holidays in the Czech Republic and China. Tax holidays resulted in a reduction of tax expense amounting to $3.5 million, $2.9 million, and $2.0 million. The tax holiday in the Czech Republic expired during 2011 while a portion of the tax holiday in China expires in 2015.

The reconciliation of the U.S. federal statutory income tax to the income taxes on continuing operations is as follows:

(Millions of Dollars)	2011	2010	2009
Tax at statutory rate	$273.3	$83.0	$99.2
State income taxes, net of federal benefits	(2.1)	1.4	4.7
Difference between foreign and federal income tax	(94.7)	(73.0)	(27.5)
Tax accrual reserve	19.4	7.3	(8.3)
Audit settlements	(73.4)	(36.0)	(8.8)
NOL & Valuation Allowance related items	(1.8)	12.4	—
Foreign dividends and related items	(11.3)	7.8	—
Non-deductible merger related costs	6.5	50.1	4.9
Change in deferred tax liabilities on undistributed foreign earnings	(26.2)	(10.6)	—
Statutory income tax rate change	(5.4)	1.5	(0.1)
Other-net	4.3	(6.2)	(9.1)

Income taxes on continuing operations	$88.6	$37.7	$55.0

The components of earnings from continuing operations before income taxes consisted of the following:

(Millions of Dollars)	2011	2010	2009
United States	$236.0	$(182.7)	$115.1
Foreign	543.8	422.5	167.5

Earnings from continuing operations before income taxes	$779.8	$239.8	$282.6

Except for certain legacy Black & Decker foreign earnings as described below, all undistributed foreign earnings of the Company at December 31, 2011, in the amount of approximately $ 3,614 million are considered to be invested indefinitely or will be remitted substantially free of additional tax. Accordingly, no provision has been made for tax that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of this liability. As of March 12, 2010, the Company made a determination to repatriate $1,636.1 million of legacy Black & Decker foreign earnings on which U.S. income taxes had not previously been provided. As a result of this repatriation decision, the Company has recorded deferred tax liabilities of $421.7 million at December 31, 2011.

The Company’s liabilities for unrecognized tax benefits relate to U.S. and various foreign jurisdictions. The following table summarizes the activity related to the unrecognized tax benefits:

(Millions of Dollars)	2011	2010	2009
Balance at beginning of year	$273.6	$30.3	$47.8
Adjustment for 2010 Merger and acquisitions	—	318.1	—
Additions based on tax positions related to current year	46.3	18.4	1.4
Additions based on tax positions related to prior years	26.7	0.7	2.3
Reductions based on tax positions related to prior years	(97.1)	(36.3)	(10.6)
Settlements	(22.4)	(41.0)	(2.3)
Statute of limitations expirations	(12.9)	(16.6)	(8.3)

Balance at end of year	$214.2	$273.6	$30.3

The gross unrecognized tax benefits at December 31, 2011 and January 1, 2011 includes $185.4 million and $228 million, respectively, of tax benefits that, if recognized, would impact the effective tax rate. The liability for potential penalties and interest related to unrecognized tax benefits was decreased by $14.5 million in 2011, $6.5 million in 2010 and $1.2 million in 2009. The liability for potential penalties and interest totaled $25.9 million as of December 31, 2011 and $40.5 million as of January 1, 2011. The Company classifies all tax-related interest and penalties as income tax expense. During 2011 and 2010, the Company recognized tax benefits of $73.4 million and $36.0 million attributable to favorable settlements of certain tax contingencies, due to a change in the facts and circumstances that did not exist at the acquisition date related to the resolution of legacy Black & Decker income tax audits.

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

The Company is subject to the examination of its income tax returns by the Internal Revenue Service and other tax authorities. For The Black & Decker Corporation, tax years 2006 and 2007 have been settled with the Internal Revenue Service as of December 31, 2011, tax years 2008, 2009 and March 12, 2010 are under current audit. For Stanley Black & Decker, Inc. tax years 2008 and 2009 are currently under audit. The Company also files many state and foreign income tax returns in jurisdictions with varying statutes of limitations. Tax years 2007 and forward generally remain subject to examination by most state tax authorities. In significant foreign jurisdictions, tax years 2002 and forward generally remain subject to examination, while in Germany tax years 1999 and forward remain subject to examination.

R. COMMITMENTS AND GUARANTEES

COMMITMENTS — The Company has non-cancelable operating lease agreements, principally related to facilities, vehicles, machinery and equipment. Minimum payments have not been reduced by minimum sublease rentals of $2.6 million due in the future under non-cancelable subleases. Rental expense, net of sublease income, for operating leases was $151.0 million in 2011, $156.3 million in 2010 and $65.2 million in 2009.

The following is a summary of the Company’s future commitments which span more than one future fiscal year:

(Millions of Dollars)	Total	2012	2013	2014	2015	2016	Thereafter
Operating lease obligations	$423.9	$123.0	$89.6	$64.5	$44.5	$29.7	$72.6
Marketing commitments	61.9	33.7	12.5	6.8	3.2	1.9	3.8

Total	$485.8	$156.7	$102.1	$71.3	$47.7	$31.6	$76.4

The Company has numerous assets, predominantly real estate, vehicles and equipment, under various lease arrangements. Residual value obligations under this master lease were $4.4 million at December 31, 2011 while the fair value of the underlying assets was approximately $5.0 million. The Company routinely exercises various lease renewal options and from time to time purchases leased assets for fair value at the end of lease terms.

The Company is a party to a synthetic lease for one of its major distribution centers. The program qualifies as an operating lease for accounting purposes, where only the monthly lease cost is recorded in earnings and the liability and value of underlying assets are off-balance sheet. As of December 31, 2011, the estimated fair value of assets and remaining obligation for the property were $30.5 million and $27.2 million respectively.

GUARANTEES — The following is a summary of guarantees as of December 31, 2011:

(Millions of Dollars)	Term	Maximum Potential Payment	Carrying Amount of Liability
Financial guarantees as of December 31, 2011:
Guarantees on the residual values of leased properties	One to four years	$31.6	$—
Guarantee on the residual value of aircraft	Less than nine years	24.2	—
Standby letters of credit	Up to three years	66.5	—
Commercial customer financing arrangements	Up to six years	17.6	12.8

Total		$139.9	$12.8

The Company has guaranteed a portion of the residual value arising from its previously mentioned synthetic lease and U.S. master personal property lease programs. The lease guarantees aggregate $31.6 million while the fair value of the underlying assets is estimated at $35.6 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these lease guarantees.

The Company has issued $66.5 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs.

The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors for their initial purchase of the inventory and truck necessary to function as a distributor. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors. The gross amount guaranteed in these arrangements is $17.6 million and the $12.8 million carrying value of the guarantees issued is recorded in debt and other liabilities as appropriate in the consolidated balance sheet.

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

Following is a summary of the warranty liability activity for the years ended December 31, 2011, January 1, 2011 and January 2, 2010:

(Millions of Dollars)	2011	2010	2009
Beginning balance	$119.0	$66.9	$65.6
Warranties and guarantees issued	96.5	88.5	18.5
Liability assumed in the Merger	9.5	58.2	—
Warranty payments	(96.9)	(92.8)	(21.0)
Acquisitions and other	1.0	(1.8)	3.8

Ending balance	$129.1	$119.0	$66.9

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

The Environmental Protection Agency (“EPA”) and the Santa Ana Regional Water Quality Control Board have each initiated administrative proceedings against Black & Decker and certain of its current or former affiliates alleging that Black & Decker and numerous other defendants are responsible to investigate and remediate alleged groundwater contamination in and adjacent to a 160-acre property located in Rialto, California. The EPA and the cities of Colton and Rialto, as well as Goodrich Corporation, also initiated lawsuits against Black & Decker and certain of its former or current affiliates in the Federal District Court for California, Central District alleging similar claims that Black & Decker is liable under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), the Resource Conservation and Recovery Act, and state law for the discharge or release of hazardous substances into the environment and the contamination caused by those alleged releases. The City of Colton also has a companion case in California State court. The City of Riverside has a similar suit in California State Court with similar claims and the same parties. Both of these cases are currently stayed for all purposes. Certain defendants in that case have cross-claims against other defendants and have asserted claims against the State of California. The administrative proceedings and the lawsuits generally allege that West Coast Loading Corporation (“WCLC”), a defunct company that operated in Rialto between 1952 and 1957, and an as yet undefined number of other defendants are responsible for the release of perchlorate and solvents into the groundwater basin, and that Black & Decker and certain of its current or former affiliates are liable as a “successor” of WCLC. The Company believes that neither the facts nor the law support an allegation that Black & Decker is responsible for the contamination and is vigorously contesting these claims.

The EPA has provided to Black & Decker and certain of its current and former affiliates a “Notice of Potential Liability” related to environmental contamination found at the Centredale Manor Restoration Project Superfund site, located in North Providence, Rhode Island. The EPA has discovered a variety of contaminants at the site, including but not limited to, dioxins, polychlorinated biphenyls, and pesticides. The EPA alleged that Black & Decker and certain of its current and former affiliates are liable for site clean-up costs under CERCLA as successors to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. The EPA released a Proposed Remedial Action Plan in October 2011, which identified and described the EPA’s preferred remedial alternative for the site. The estimated remediation costs related to this Centredale site (including the EPA’s past costs as well as costs of additional investigation, remediation, and related costs such as EPA’s oversight costs, less escrowed funds contributed by primary potentially responsible parties (PRPs) who have reached settlement agreements with the EPA), which the Company considers to be probable and reasonably estimable, range from approximately $67.5 million to $212.1 million, with no amount within that range representing a more likely outcome until such time as the EPA completes its remedy selection process for the site. The Company’s reserve for this environmental remediation matter of $67.5 million reflects the fact that the EPA considers Metro-Atlantic, Inc. to be a primary source of contamination at the site. The Company has determined that it is likely to contest the EPA’s claims with respect to this site. Further, to the extent that the Company agrees to perform or finance additional remedial activities at this site, it intends to seek participation or contribution from additional PRPs and insurance carriers. As the specific nature of the environmental remediation activities that may be mandated by the EPA at this site have not yet been finally determined, the ultimate remedial costs associated with the site may vary from the amount accrued by the Company at December 31, 2011.

In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. In the normal course of business, the Company is involved in various lawsuits and claims. In addition, the Company is a party to a number of proceedings before federal and state regulatory agencies relating to environmental remediation. Also, the Company, along with many other companies, has been named as a PRP in a number of administrative proceedings for the remediation of various waste sites, including 29 active Superfund sites. Current laws potentially impose joint and several liabilities upon each PRP. In assessing its potential liability at these sites, the Company has considered the following: whether responsibility is being disputed, the terms of existing agreements, experience at similar sites, and the Company’s volumetric contribution at these sites.

The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of December 31, 2011 and January 1, 2011, the Company had reserves of $164.8 million and $173.0 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2011 amount, $11.7 million is classified as current and $153.1 million as long-term which is expected to be paid over the estimated remediation period. The range of environmental remediation costs that is reasonably possible is $140.1 million to $354.6 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with policy.

The environmental liability for certain sites that have cash payments beyond the current year that are fixed or reliably determinable have been discounted using a rate of 2.1% to 4.4%, depending on the expected timing of disbursements. The discounted and undiscounted amount of the liability relative to these sites is $19.9 million and $34.3 million, respectively. The payments relative to these sites are expected to be $1.6 million in 2012, $3.6 million in 2013, $1.5 million in 2014, $1.5 million in 2015, $1.1 million in 2016 and $25.0 million thereafter.

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

T. DISCONTINUED OPERATIONS

The Company sold three small businesses during 2011 for total cash proceeds of $27.1 million and a cumulative after-tax loss of $18.8 million. These businesses were sold as the related product lines provided limited growth opportunity or were not considered part of the Company’s core offerings. The net loss from discontinued operations in 2010 and 2009 is primarily related to the aforementioned divestitures in 2011, the wind-down of one small business divested in 2009, and purchase price adjustment for CST/berger in 2009 which was divested in 2008.

Two of the businesses that were divested in 2011 were part of the Security segment, while the third business was part of the Industrial segment.

The results of operations and loss on divestiture for the three small businesses have been reported as discontinued operations, which are summarized as follows:

(Millions of Dollars)	2011	2010	2009
Pretax loss	$(16.5)	$(2.6)	$(5.0)
Income taxes (benefit)	0.2	1.3	(3.7)

Net loss from discontinued operations	$(16.7)	$(3.9)	$(1.3)

The assets and liabilities of the three divested businesses were classified as held for sale as of January 1, 2011. Assets held for sale were $66.7 million which is included in the Company’s Consolidated Balance Sheet within other current assets. Liabilities held for sale were $22.4 million which is included in the Company’s Consolidated Balance Sheet within accrued expenses.

U. PARENT AND SUBSIDIARY DEBT GUARANTEES

The following debt obligations were issued by Stanley Black & Decker, Inc. (“Stanley”) and are fully and unconditionally guaranteed by The Black & Decker Corporation (“Black & Decker”), a 100% owned direct subsidiary of Stanley: 4.9% Notes due 2012; 6.15% Notes due 2013; 3.4% Notes due 2021; and the 2040 Term Bonds (collectively, the “Stanley Notes”). The $320.0 million of Stanley’s convertible notes due May 2012 are not guaranteed by Black & Decker.

The following notes were issued by Black & Decker and are fully and unconditionally guaranteed by Stanley: 8.95% Notes due 2014; 4.75% Notes due 2014; and 5.75% Notes due 2016; (collectively, the “Black & Decker Notes”).

The Stanley Notes and the Black & Decker Notes were issued under indentures attached as Exhibits to the Company’s Annual Report on Form 10-K. Each of the Black & Decker Notes and Black & Decker’s guarantee of the Stanley Notes rank equally with all of Black & Decker’s other unsecured and unsubordinated indebtedness. The Stanley Guarantees of the Black & Decker Notes are unsecured obligations of the Company, ranking equal in right of payment with all the Company’s existing and future unsecured and unsubordinated indebtedness.

The following tables, in accordance with Rule 3-10(e) of Regulation S-X for the Stanley Notes, and Rule 3-10(c) of Regulation S-X for the Black & Decker Notes, present the condensed consolidating balance sheets as of December 31, 2011 and January 1, 2011; the condensed consolidating statements of operations for the years ended December 31, 2011, January 1, 2011, and January 2, 2010; and the condensed consolidating statements of cash flows for the years ended December 31, 2011, January 1, 2011, and January 2, 2010. The condensed consolidated financial statements for the year ended January 1, 2011 include the results of Black & Decker from the Merger date. The 2009 comparative condensed consolidating financial statements reflect only the historical Stanley business.

Stanley Black & Decker, Inc.

Condensed Consolidating Statement of Operations

(Unaudited, Millions of Dollars)

Year Ended December 31, 2011

	Parent Stanley Black & Decker, Inc.	The Black & Decker Corporation	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$1,380.2	$—	$9,361.1	$(364.9)	$10,376.4
COSTS AND EXPENSES
Cost of sales	942.3	—	5,934.1	(293.5)	6,582.9
Selling, general and administrative	647.3	3.0	1,973.0	(71.4)	2,551.9
Other, net	(10.4)	(87.7)	375.6	—	277.5
Restructuring charges and asset impairments	7.0	—	64.0	—	71.0
Interest expense, net	76.0	49.8	(12.5)	—	113.3

	1,662.2	(34.9)	8,334.2	(364.9)	9,596.6

(Loss) earnings from continuing operations before income taxes and equity in earnings of subsidiaries	(282.0)	34.9	1,026.9	—	779.8
Income taxes (benefit) on continuing operations before equity in earnings of subsidiaries	(90.9)	13.4	166.1	—	88.6
Equity in earnings of subsidiaries	882.4	568.3	—	(1,450.7)	—

Net earnings from continuing operations	691.3	589.8	860.8	(1,450.7)	691.2
Less: Net earnings attributable to non-controlling interests	—	—	(0.1)	—	(0.1)

Net earnings from continuing operations attributable to common shareowners	691.3	589.8	860.9	(1,450.7)	691.3
Net (loss) from discontinued operations	(16.7)		(16.7)	16.7	(16.7)

NET EARNINGS ATTRIBUTABLE TO COMMON SHAREOWNERS	$674.6	$589.8	$844.2	$(1,434.0)	$674.6

Stanley Black & Decker, Inc.

Condensed Consolidating Statement of Operations

(Millions of Dollars)

Year Ended January 1, 2011

	Parent Stanley Black & Decker, Inc.	The Black & Decker Corporation	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$1,565.4	$—	$7,175.0	$(396.5)	$8,343.9
COSTS AND EXPENSES
Cost of sales	1,043.1	—	4,688.6	(322.6)	5,409.1
Selling, general and administrative	560.9	96.3	1,570.1	(73.9)	2,153.4
Other, net	38.4	(207.7)	368.4	—	199.1
Restructuring charges and asset impairments	25.4	91.3	125.2	—	241.9
Interest expense, net	56.0	89.5	(44.9)	—	100.6

	1,723.8	69.4	6,707.4	(396.5)	8,104.1

(Loss) earnings from continuing operations before income taxes (benefit) and equity in earnings of subsidiaries	(158.4)	(69.4)	467.6	—	239.8
Income taxes (benefit) on continuing operations before equity in earnings of subsidiaries	(35.6)	(29.2)	102.5	—	37.7
Equity in earnings of subsidiaries	324.9	162.7	—	(487.6)	—

Earnings from continuing operations	202.1	122.5	365.1	(487.6)	202.1
Less: Net (loss) attributable to non-controlling interests	—	—	—	—	—

Net earnings from continuing operations attributable to common shareowners	202.1	122.5	365.1	(487.6)	202.1

Net (loss) from discontinued operations	(3.9)	—	(3.9)	3.9	(3.9)

NET EARNINGS ATTRIBUTABLE TO COMMON SHAREOWNERS	$198.2	$122.5	$361.2	$(483.7)	$198.2

Stanley Black & Decker, Inc.

Condensed Consolidating Statement of Operations

(Millions of Dollars)

Year Ended January 2, 2010

	Parent Stanley Black & Decker, Inc.	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$1,433.4	$2,560.9	$(311.7)	$3,682.6
COSTS AND EXPENSES
Cost of sales	949.8	1,488.4	(248.0)	2,190.2
Selling, general and administrative	437.3	642.2	(63.7)	1,015.8
Other, net	(52.1)	146.7	—	94.6
Restructuring charges and asset impairments	20.7	18.1	—	38.8
Interest expense, net	55.0	5.6	—	60.6

	1,410.7	2,301.0	(311.7)	3,400.0

Earnings from continuing operations before income taxes and equity in earnings of subsidiaries	22.7	259.9	—	282.6
Income taxes on continuing operations before equity in earnings of subsidiaries	0.9	54.1	—	55.0
Equity in earnings of subsidiaries	203.8	—	(203.8)	—

Earnings from continuing operations	225.6	205.8	(203.8)	227.6
Less: Net earnings attributable to non-controlling interests	—	2.0	—	2.0

Net earnings from continuing operations attributable to common shareowners	225.6	203.8	(203.8)	225.6

Net (loss) from discontinued operations	(1.3)	(1.3)	1.3	(1.3)

NET EARNINGS ATTRIBUTABLE TO COMMON SHAREOWNERS	$224.3	$202.5	$(202.5)	$224.3

Stanley Black & Decker, Inc.

Condensed Consolidating Balance Sheet

(Millions of Dollars)

December 31, 2011

	Parent Stanley Black & Decker, Inc.	The Black & Decker Corporation	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$56.2	$1.4	$849.3	$—	$906.9
Accounts and notes receivable, net	97.8	—	1,455.4	—	1,553.2
Inventories, net	117.2	—	1,321.4	—	1,438.6
Other current assets	90.7	10.4	322.9	—	424.0

Total Current Assets	361.9	11.8	3,949.0	—	4,322.7
Property, Plant and Equipment, net	193.1	—	1,057.8	—	1,250.9
Goodwill and intangible assets, net	181.9	1,623.5	8,231.7	—	10,037.1
Investment in Subsidiaries	10,410.8	4,174.9	—	(14,585.7)	—
Intercompany Receivables	—	9,210.6	8,700.4	(17,911.0)	—
Other Assets	35.8	55.2	247.3	—	338.3

Total Assets	$11,183.5	$15,076.0	$22,186.2	$(32,496.7)	$15,949.0

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities
Short-term borrowings	$—	$—	$0.2	$—	$0.2
Current maturities of long-term debt	523.8	—	2.6	—	526.4
Accounts payable and accrued expenses	382.3	(0.8)	2,360.4	—	2,741.9

Total Current Liabilities	906.1	(0.8)	2,363.2	—	3,268.5
Intercompany Payables	1,369.9	8,502.6	8,038.5	(17,911.0)	—
Long-Term Debt	1,722.2	1,031.9	171.7	—	2,925.8
Other Liabilities	(32.3)	167.2	2,553.0	—	2,687.9
Accumulated other comprehensive (loss) income	(135.2)	(45.9)	(168.1)	—	(349.2)
Other Shareowners’ Equity	7,352.8	5,421.0	9,164.7	(14,585.7)	7,352.8
Non-controlling interests	—	—	63.2	—	63.2

Total Equity	7,217.6	5,375.1	9,059.8	(14,585.7)	7,066.8

Total Liabilities and Shareowners’ Equity	$11,183.5	$15,076.0	$22,186.2	$(32,496.7)	$15,949.0

Stanley Black & Decker, Inc.

Condensed Consolidating Balance Sheet

(Millions of Dollars)

January 1, 2011

	Parent Stanley Black & Decker, Inc.	The Black & Decker Corporation	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$(5.0)	$3.5	$1,744.3	$—	$1,742.8
Accounts and notes receivable, net	153.4	—	1,246.3	—	1,399.7
Inventories, net	120.8	—	1,141.2	—	1,262.0
Other current assets	24.8	13.0	408.9	—	446.7

Total Current Assets	294.0	16.5	4,540.7	—	4,851.2
Property, Plant and Equipment, net	172.0	5.0	979.0	—	1,156.0
Goodwill and intangible assets, net	186.7	1,620.5	6,986.2	—	8,793.4
Investment in Subsidiaries	9,367.5	3,034.1	—	(12,401.6)	—
Intercompany Receivables	307.6	10,632.8	8,807.6	(19,748.0)	—
Other Assets	40.2	45.9	252.7	—	338.8

Total Assets	$10,368.0	$15,354.8	$21,566.2	$(32,149.6)	$15,139.4

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities
Short-term borrowings	$—	$—	$1.6	$—	$1.6
Current maturities of long-term debt	4.2	409.2	2.7	—	416.1
Accounts payable and accrued expenses	288.5	90.1	1,951.1	—	2,329.7

Total Current Liabilities	292.7	499.3	1,955.4	—	2,747.4
Intercompany Payables	1,147.9	8,877.7	9,722.4	(19,748.0)	—
Long-Term Debt	1,817.5	1,029.2	171.4	—	3,018.1
Other Liabilities	52.0	138.3	2,113.9	—	2,304.2
Accumulated other comprehensive (loss) income	(75.4)	(96.8)	55.9	—	(116.3)
Other Shareowners’ Equity	7,133.3	4,907.1	7,494.5	(12,401.6)	7,133.3
Non-controlling interests	—	—	52.7	—	52.7

Total Equity	7,057.9	4,810.3	7,603.1	(12,401.6)	7,069.7

Total Liabilities and Shareowners’ Equity	$10,368.0	$15,354.8	$21,566.2	$(32,149.6)	$15,139.4

Stanley Black & Decker, Inc.

Condensed Consolidating Statements of Cash Flow

(Millions of Dollars)

Year Ended December 31, 2011

	Parent Stanley Black & Decker, Inc.	The Black & Decker Corporation	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash (used in) provided by operating activities	$(431.7)	$(92.6)	$1,523.2	$(0.0)	$998.9
Investing Activities
Capital expenditures and capitalized software	(61.9)	—	(240.2)	—	(302.1)
Business acquisitions and asset disposals	—	—	(1,123.1)	—	(1,123.1)
Intercompany payables and receivables	2,146.5	1,411.4	—	(3,557.9)	—
Other investing activities	(17.9)	(18.1)	(3.1)	—	(39.1)

Cash (used in) provided by investing activities	2,066.7	1,393.3	(1,366.4)	(3,557.9)	(1,464.3)
Financing Activities
Payments on long-term debt	—	(400.0)	(3.2)	—	(403.2)
Proceeds from debt issuance, net of issuance costs	420.1	—	0.9	—	421.0
Proceeds from issuance of common stock	119.6	—	—	—	119.6
Stock purchase contract fees	(3.2)	—	—	—	(3.2)
Net repayments on short-term borrowings	—	—	(199.4)	—	(199.4)
Cash dividends on common stock	(275.9)	—	—	—	(275.9)
Purchase of common stock from treasury	(11.1)	—	—	—	(11.1)
Net premium paid for equity option	(19.6)	—	—	—	(19.6)
Intercompany payables and receivables	—	(1,055.0)	(952.3)	2,007.3	—

Cash (used in) provided by financing activities	229.9	(1,455.0)	(1,154.0)	2,007.3	(371.8)
Effect of exchange rate changes on cash and cash equivalents	—	—	1.3	—	1.3

Change in cash and cash equivalents	61.2	(2.1)	(895.0)	—	(835.9)
Cash and cash equivalents, beginning of period	(5.0)	3.5	1,744.3	—	1,742.8

Cash and cash equivalents, end of period	$56.2	$1.4	$849.3	$—	$906.9

Stanley Black & Decker, Inc.

Condensed Consolidating Statements of Cash Flow

(Millions of Dollars)

Year Ended January 1, 2011

	Parent Stanley Black & Decker, Inc.	The Black & Decker Corporation	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash (used in) provided by operating activities	$(520.5)	$55.4	$1,204.4	$—	$739.3
Investing Activities					—
Capital expenditures and capitalized software	(38.1)	(2.6)	(144.8)	—	(185.5)
Business acquisitions and asset disposals	(451.4)	(14.2)	(73.7)	—	(539.3)
Cash acquired from Black & Decker	—	1.8	947.6	—	949.4
Intercompany payables and receivables	498.0	453.5	—	(951.5)	—
Other investing activities	(1.5)	46.5	—	—	45.0

Cash (used in) provided by investing activities	7.0	485.0	729.1	(951.5)	269.6
Financing Activities					—
Payments on long-term debt	(512.7)	—	(3.1)	—	(515.8)
Proceeds from debt issuance, net of issuance costs	1,009.8	—	—	—	1,009.8
Proceeds from issuance of common stock	396.1	—	—	—	396.1
Stock purchase contract fees	(7.7)	—	—	—	(7.7)
Net repayments on short-term borrowings	(88.7)	(175.0)	0.1	—	(263.6)
Cash dividends on common stock	(193.9)	(7.7)	—	—	(201.6)
Purchase of common stock from treasury	(4.9)	—	—	—	(4.9)
Termination of forward starting interest rate swap	(48.4)	—	—	—	(48.4)
Net premium paid for equity option	(50.3)	—	—	—	(50.3)
Intercompany payables and receivables	—	(354.2)	(597.3)	951.5	—

Cash (used in) provided by financing activities	499.3	(536.9)	(600.3)	951.5	313.6
Effect of exchange rate changes on cash and cash equivalents	—	—	22.2	—	22.2

Change in cash and cash equivalents	(14.2)	3.5	1,355.4	—	1,344.7
Cash and cash equivalents, beginning of period	9.2	—	388.9	—	398.1

Cash and cash equivalents, end of period	$(5.0)	$3.5	$1,744.3	$—	$1,742.8

Stanley Black & Decker, Inc.

Condensed Consolidating Statements of Cash Flow

(Millions of Dollars)

Year Ended January 2, 2010

	Parent Stanley Black & Decker, Inc.	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash (used in) provided by operating activities	$(334.5)	$871.3	$—	$536.8
Investing Activities				—
Capital expenditures and capitalized software	(34.3)	(59.1)	—	(93.4)
Business acquisitions and asset disposals	(5.9)	(15.9)	—	(21.8)
Intercompany payables and receivables	618.4	—	(618.4)	—

Cash (used in) provided by investing activities	578.2	(75.0)	(618.4)	(115.2)
Financing Activities				—
Payments on long-term debt	(60.0)	(4.5)	—	(64.5)
Net (repayments) borrowings on short-term borrowings	(121.6)	1.7	—	(119.9)
Proceeds from issuance of common stock	61.2	—	—	61.2
Stock purchase contract fees	(15.2)	—	—	(15.2)
Cash dividends on common stock	(103.6)	—	—	(103.6)
Purchase of common stock from treasury	(2.6)	—	—	(2.6)
Net premium paid for equity option	(9.2)	—	—	(9.2)
Other financing activities	—	4.8	—	4.8
Intercompany payables and receivables	—	(618.4)	618.4	—

Cash (used in) provided by financing activities	(251.0)	(616.4)	618.4	(249.0)
Effect of exchange rate changes on cash and cash equivalents	—	13.9	—	13.9

Change in cash and cash equivalents	(7.3)	193.8	—	186.5
Cash and cash equivalents, beginning of period	16.5	195.1	—	211.6

Cash and cash equivalents, end of period	$9.2	$388.9	$—	$398.1

SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	Quarter
(Millions of Dollars, except per share amounts)	First	Second	Third	Fourth	Year
2011
Net sales	$2,361.5	$2,603.3	$2,619.7	$2,791.9	$10,376.4
Gross profit	877.4	962.8	968.4	984.9	3,793.5
Selling, general and administrative expenses	601.7	630.2	639.7	680.3	2,551.9
Net earnings from continuing operations	157.1	197.6	162.2	174.3	691.2
Less: (Loss) earnings from non-controlling interest	(0.3)	—	0.7	(0.5)	(0.1)

Net earnings from continuing operations attributable to Stanley Black & Decker, Inc.	157.4	197.6	161.5	174.8	691.3
Net earnings (loss) from discontinued operations	1.3	(0.3)	(6.9)	(10.8)	(16.7)

Net earnings attributable to Stanley Black & Decker, Inc.	$158.7	$197.3	$154.6	$164.0	$674.6

Basic earnings (loss) per common share:
Continuing operations	$0.94	$1.17	$0.98	$1.07	$4.16
Discontinued operations	0.01	—	(0.05)	(0.07)	(0.10)

Total basic earnings per common share	$0.95	$1.17	$0.93	$1.00	$4.06

Diluted earnings (loss) per common share:
Continuing operations	$0.92	$1.14	$0.96	$1.05	$4.06
Discontinued operations	0.01	—	(0.05)	(0.07)	(0.10)

Total diluted earnings per common share	$0.92	$1.14	$0.91	$0.98	$3.97

2010
Net sales	$1,247.1	$2,348.9	$2,353.5	$2,394.4	$8,343.9
Gross profit	451.6	764.8	851.9	866.5	2,934.8
Selling, general and administrative expenses	378.8	580.4	578.9	615.3	2,153.4
Net (loss) earnings from continuing operations	(108.7)	46.3	124.6	139.9	202.1
Less: Earnings (loss) from non-controlling interest	0.1	0.5	(0.1)	(0.5)	—

Net (loss) earnings from continuing operations attributable to Stanley Black & Decker, Inc.	(108.8)	45.8	124.7	140.4	202.1
Net earnings (loss) from discontinued operations	0.2	—	(1.5)	(2.6)	(3.9)

Net (loss) earnings attributable to Stanley Black & Decker, Inc.	$(108.6)	$45.8	$123.2	$137.8	$198.2

Basic (loss) earnings per common share:
Continuing operations	$(1.11)	$0.28	$0.75	$0.84	$1.37
Discontinued operations	—	—	(0.01)	(0.02)	(0.03)

Total basic (loss) earnings per common share	$(1.11)	$0.28	$0.74	$0.83	$1.34

Diluted (loss) earnings per common share:
Continuing operations	$(1.11)	$0.28	$0.74	$0.83	$1.35
Discontinued operations	—	—	(0.01)	(0.02)	(0.03)

Total diluted (loss) earnings per common share	$(1.11)	$0.28	$0.73	$0.81	$1.32

During 2011, the Company recognized $256 million ($200 million after tax), or $1.18 per diluted share, in charges primarily related to the Merger which included facility closure-related charges, integration-related administrative costs and consulting fees, transaction costs and severance. The impact of these merger and acquisition-related charges and effect on diluted earnings per share by quarter was as follows:

Merger and Acquisition-Related Charge	Diluted EPS Impact
• Q1 2011 — $37 million ($28 million after-tax)	$0.16 per diluted share
• Q2 2011 — $50 million ($56 million after-tax)	$0.32 per diluted share
• Q3 2011— $85 million ($62 million after-tax)	$0.37 per diluted share
• Q4 2011 — $84 million ($54 million after-tax)	$0.33 per diluted share

In the first and second quarter of 2011, the Company recognized an income tax benefit attributable to the settlement of certain tax contingencies of $21 million, or $0.12 per diluted share, and $49 million, or $0.29 per diluted share, respectively.

For 2010, both basic and diluted earnings per share for the full year do not equal the sum of the basic and diluted earnings per share as reported for the first through fourth quarters. This is primarily due to a significant increase in basic and diluted weighted average shares outstanding from the issuance of stock to former Black & Decker shareowners as a result of the Merger.

During 2010, the Company recognized $538 million ($421 million after tax), or $2.80 per diluted share, in charges primarily related to the Merger which included amortization of inventory step-up, facility closure-related charges, certain executive compensation and severance costs, transaction and integration costs partially offset by pension curtailment gains. The impact of these merger and acquisition-related charges and effect on diluted earnings per share by quarter was as follows:

Merger and Acquisition-Related Charge	Diluted EPS Impact
• Q1 2010 — $213 million ($179 million after-tax)	$1.19 per diluted share
• Q2 2010 — $229 million ($160 million after-tax)	$1.07 per diluted share
• Q3 2010 — $57 million ($41 million after-tax)	$0.27 per diluted share
• Q4 2010 — $39 million ($41 million after-tax)	$0.27 per diluted share

In the second quarter of 2010, the Company recognized an income tax benefit attributable to the settlement of certain tax contingencies of $36 million, or $0.24 per diluted share ($0.21 per diluted share on a full-year basis).

EXHIBIT INDEX

STANLEY BLACK & DECKER, INC.

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

3.1	(a	)	Restated Certificate of Incorporation dated September 15, 1998 (incorporated by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010).

	(b	)	Certificate of Amendment to the Restated Certificate of Incorporation dated December 21, 2009 (incorporated by reference to Exhibit 3(ii) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010).

	(c	)	Certificate of Amendment to the Restated Certificate of Incorporation dated March 12, 2010 (incorporated by reference to Exhibit 3(iii) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010).

	(d	)	Certificate of Amendment to the Restated Certificate of Incorporation dated November 5, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 9, 2010).

3.2	(a	)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 12, 2010).

	(b	)	Amendment to Amended and Restated Bylaws dated February 15, 2011 (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed on February 16, 2011).

4.1	(a	)	Indenture, dated as of June 26, 1998, by and among Black & Decker Holdings Inc., as Issuer, The Black & Decker Corporation, as Guarantor, and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on March 12, 2010).

	(b	)	First Supplemental Indenture dated as of March 12, 2010, to the Indenture dated as of June 26, 1998, by and among Black & Decker Holdings, Inc., as issuer, The Black & Decker Corporation, as guarantor and The First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on March 12, 2010).

4.2	(a	)	Indenture, dated as of June 5, 2001, between The Black & Decker Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on March 12, 2010).

	(b	)	First Supplemental Indenture dated as of March 12, 2010, to the Indenture dated as of June 5, 2001, between The Black & Decker Corporation and The Bank of New York Mellon (formerly, The Bank of New York), as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on March 12, 2010).

4.3	(a	)	Indenture, dated as of November 1, 2002 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee to JPMorgan Chase Bank, defining the rights of holders of 3 1/2% Notes Due November 1, 2007, 4 9/10% Notes due November 1, 2012 and 6.15% Notes due 2013 (incorporated by reference to Exhibit 4(vi) to the Company’s Annual Report on Form 10-K for the year ended December 28, 2002).

	(b	)	Certificate of Designated Officers establishing Terms of 3 1/2% Series A Senior Notes due 2007, 4 9/10% Series A Senior Notes due 2012, 3 1/2% Series B Senior Notes due 2007 and 4 9/10% Series B Senior Notes due 2012 (incorporated by reference to Exhibit 4(ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003).

	(c	)	Officers’ Certificate relating to the 6.15% Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 29, 2008).

	(d	)	Second Supplemental Indenture dated as of March 12, 2010 to the Indenture dated as of November 1, 2002 between The Stanley Works and The Bank of New York Mellon Trust Company, as successor trustee to JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 12, 2010).

	(e	)	Third Supplemental Indenture dated as of September 3, 2010, to the Indenture dated as of November 1, 2002, among Stanley Black & Decker, Inc., The Black & Decker Corporation and The Bank of New York Mellon Trust Company, N.A., as successor trustee to JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as trustee (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 7, 2010).

	(f	)	Fourth Supplemental Indenture, dated as of November 22, 2011, among Stanley Black & Decker, Inc., The Black & Decker Corporation, as Guarantor, and the Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 3.40% Notes due 2021(incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

4.4	(a	)	Indenture, dated as of October 18, 2004, between The Black & Decker Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on March 12, 2010).

	(b	)	First Supplemental Indenture dated as of March 12, 2010, to the Indenture dated as of October 18, 2004 between The Black & Decker Corporation and The Bank of New York Mellon (formerly, The Bank of New York) as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 12, 2010).

4.5	(a	)	Indenture, dated November 22, 2005, between The Stanley Works and HSBC Bank USA, National Association, as indenture trustee (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K dated November 29, 2005).

	(b	)	First Supplemental Indenture, dated November 22, 2005, between The Stanley Works and HSBC Bank USA, National Association, as indenture trustee (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K dated November 29, 2005).

	(c	)	Form of 5.902% Fixed Rate/Floating Rate Junior Subordinated Debt Securities due December 1, 2045 (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K dated November 29, 2005).

	(d	)	Second Supplemental Indenture dated as of November 5, 2010, to the Indenture dated as of November 22, 2005, between Stanley Black & Decker, Inc. and HSBC Bank USA, National Association, as trustee (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on November 9, 2010).

4.6	(a	)	Indenture, dated as of November 16, 2006, between The Black & Decker Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on March 12, 2010).

	(b	)	First Supplemental Indenture, dated as of November 16, 2006, between The Black & Decker Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.6(a) to the Company’s Current Report on Form 8-K filed on March 12, 2010).

	(c	)	Second Supplemental Indenture, dated as of April 3, 2009, between The Black & Decker Corporation and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.6(b) to the Company’s Current Report on Form 8-K filed on March 12, 2010).

	(d	)	Third Supplemental Indenture dated as of March 12, 2010, to the Indenture dated as of November 16, 2006 between The Black & Decker Corporation, and The Bank of New York Mellon (formerly, The Bank of New York), as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 12, 2010).

4.7	(a	)	Rights Agreement dated as of January 19, 2006, by and between The Stanley Works and Computershare Investor Services L.L.C. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A dated February 22, 2006).

	(b	)	Amendment No. 1 dated as of December 21, 2009 to the Rights Agreement, dated as of January 19, 2006, between The Stanley Works and the Computershare Investor Services L.L.C. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated December 21, 2009).

4.8			Form of Floating Rate Convertible Note due 2012 (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K dated March 23, 2007).

4.9	(a	)	Purchase Contract and Pledge Agreement dated as of November 5, 2010 among Stanley Black & Decker, Inc., The Bank of New York Mellon Trust Company, National Association, as purchase contract agent, and HSBC Bank USA, National Association, as collateral agent, as custodial agent, and as securities intermediary (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 9, 2010).

	(b	)	Form of 4.75% Series B Perpetual Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 9, 2010).

	(c	)	Form of Corporate Unit (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on November 9, 2010).

	(d	)	Form of Treasury Unit (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on November 9, 2010).

	(e	)	Form of Cash-Settled Unit (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on November 9, 2010).

	(f	)	Form of Unpledged Note (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on November 9, 2010).

	(g	)	Form of Pledged Note (incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on November 9, 2010).

10.1			Four Year Credit Agreement, dated as of March 11, 2011, by and among Stanley Black & Decker, Inc., The Black & Decker Corporation, as Subsidiary Guarantor, the lenders named therein, Citibank, N.A., as Administrative Agent, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Lead Arrangers and Book Runners, and Bank of America, N.A., as Syndication Agent. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 16, 2011).

10.2			364-Day Credit Agreement dated as of July 22, 2011, by and among Stanley Black & Decker, Inc., the lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities LLC and Barclays Bank PLC, as Lead Arrangers and Book Runners, and Barclays Bank PLC, as Syndication Agent (incorporated by reference to the Company’s Current report on Form 8-K filed on July 22, 2011).

10.3			Master Leasing Agreement, dated September 1, 1992 between GE Capital Commercial Inc. (f/k/a Citicorp Leasing, Inc., successor-in-interest to BLC Corporation) and The Stanley Works (incorporated by reference to Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 1992).

10.4			Executive Chairman Agreement dated as of November 2, 2009, among The Stanley Works and Nolan D. Archibald (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 3, 2009)*.

10.5	(a	)	Second Amended and Restated Employment Agreement, dated as of November 2, 2009, among The Stanley Works and John F. Lundgren (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 3, 2009)*.

	(b	)	Amended and Restated Change in Control Severance Agreement dated December 10, 2008 between The Stanley Works and John F. Lundgren. (incorporated by reference to Exhibit (xviii) to the Annual Report on Form 10-K for the period ended January 3, 2009).*

10.6			Employment Agreement, dated as of November 2, 2009, among The Stanley Works and James M. Loree (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 3, 2009)*.

10.7			Form A of Amended and Restated Change in Control Severance Agreement. James M. Loree is a party to a Restated and Amended Change in Control Severance Agreement in this Form. (incorporated by reference to Exhibit (xiv) to the Company’s Annual Report on Form 10-K for the period ended January 3, 2009).*

10.8			Form B of Amended and Restated Change in Control Severance Agreement. Each of Jeffery D. Ansell, Hubert W. Davis, Jr., and Mark J. Mathieu are parties to Amended and Restated Change in Control Severance Agreements in this Form. (incorporated by reference to Exhibit (xv) to the Company’s Annual Report on Form 10-K for the period ended January 3, 2009).*

10.9			Form B of Change in Control Severance Agreement. Donald Allan, Jr., is a party to a Change in Control Severance Agreement in this Form. (incorporated by reference to Exhibit (xvi) to the Company’s Annual Report on Form 10-K for the period ended January 3, 2009).*

10.10			Deferred Compensation Plan for Non-Employee Directors amended and restated as of December 11, 2007 (incorporated by reference to Exhibit 10(vii) to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007).*

10.11			Deferred Compensation Plan for Participants in Stanley’s Management Incentive Plan amended and restated as of December 11, 2007 (incorporated by reference to Exhibit 10(ix) to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007).*

10.12	(a	)	Stanley Black & Decker Supplemental Retirement Account Plan (as in effect, January 1, 2011, except as otherwise provided therein) (incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended January 1, 2011).*

	(b	)	Stanley Black & Decker Supplemental Retirement Plan (effective, January 1, 2011, except as otherwise provided therein) (incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended January 1, 2011).*

10.13			Supplemental Executive Retirement Program amended and restated effective January 1, 2009 except as otherwise provided therein. (incorporated by reference to Exhibit (ix) to the Company’s Annual Report on Form 10-K for the period ended January 3, 2009).*

10.14			Note Purchase Agreement, dated as of June 30, 1998, between the Stanley Account Value Plan Trust, acting by and through Citibank, N.A. as trustee under the trust agreement for the Stanley Account Value Plan, for $41,050,763 aggregate principal amount of 6.07% Senior ESOP Guaranteed Notes Due December 31, 2009 (incorporated by reference to Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1998).

10.15			New 1991 Loan Agreement, dated June 30, 1998, between The Stanley Works, as lender, and Citibank, N.A. as trustee under the trust agreement for the Stanley Account Value Plan, to refinance the 1991 Salaried Employee ESOP Loan and the 1991 Hourly ESOP Loan and their related promissory notes (incorporated by reference to Exhibit 10(ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1998).

10.16			The Stanley Works Non-Employee Directors’ Benefit Trust Agreement dated December 27, 1989 and amended as of January 1, 1991 by and between The Stanley Works and Fleet National Bank, as successor trustee (incorporated by reference to Exhibit (10)(xvii)(a) to the Company’s Annual Report on Form 10-K for year ended December 29, 1990).

10.17			Description of the terms of a cash bonus award granted to Jeffery D. Ansell in July 2010 (incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended January 1, 2011).*

10.18	(a	)	1997 Long-Term Incentive Plan as amended effective October 17, 2008.(incorporated by reference to Exhibit (x) to the Company’s Annual Report on Form 10-K for the period ended January 3, 2009).*

	(b	)	Form of Award Agreement for the Long-Term Incentive Award Program for the period January 1, 2006 through January 3, 2009 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated April 27, 2006).*

	(c	)	Description of the Performance Criteria and Range of Certain Awards under the Long-Term Incentive Award Program for the period January 1, 2006 through January 3, 2009 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated April 27, 2006).*

	(d	)	Form of Award Agreement for the Long-Term Incentive Award Program for fiscal years 2007 through 2009 (incorporated by reference to Exhibit 10(xiii)(f) to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007).*

	(e	)	Description of the Performance Criteria and Range of Certain Awards under the Long-Term Incentive Award Program for fiscal years 2007 through 2009 (incorporated by reference to Exhibit 10(xiii)(g) to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007).*

	(f	)	Form of Restricted Stock Unit Award Certificate for grants of restricted stock units pursuant to 1997 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 15, 2005).*

	(g	)	Summary of Material Terms of Special Bonus Program (incorporated by reference to Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2007).*

10.19	(a	)	2001 Long-Term Incentive Plan as amended effective October 17, 2008 (incorporated by reference to Exhibit (xi) to the Company’s Annual Report on Form 10-K for the period ended January 3, 2009).*

	(b	)	Form of Stock Option Certificate for stock options granted pursuant to 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(xiv)(a) to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007).*

	(c	)	Form of Restricted Stock Unit Award Certificate for grants of restricted stock units pursuant to 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(xiv)(c) to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007).*

	(d	)	Terms and Conditions applicable to Long Term Performance Awards issued pursuant to the 1997 and the 2001 Long Term Incentive Plans. (incorporated by reference to Exhibit (xi)(c) to the Company’s Annual Report on Form 10-K for the period ended January 3, 2009).*

	(e	)	Form of Award Letter for Long Term Performance Awards issued pursuant to the 2001 Long Term Incentive Plan. (incorporated by reference to Exhibit (xi)(d) to the company’s Annual Report on Form 10-K for the period ended January 3, 2009).*

10.20	(a	)	The Stanley Works 2009 Long-Term Incentive Plan (as amended March 12, 2010)(incorporated by reference Exhibit 4.7 to the Company’s Registration Statement on Form S-8 Reg. No. 333-165454 filed on March 12, 2010)*.

	(b	)	Form of award letter for restricted stock unit grants to executive officers pursuant to the Company’s 2009 Long Term Incentive Plan (as amended March 12, 2010)(incorporated by reference to Exhibit 10(vi)(b) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010)*.

	(c	)	Form of stock option certificate for executive officers pursuant to the Company’s 2009 Long Term Incentive Plan (as amended March 12, 2010) (incorporated by reference to Exhibit 10(vi)(c) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010)*.*.

	(d	)	Terms of special one-time award of restricted stock units to John F. Lundgren under his employment agreement and The Stanley Works 2009 Long-Term Incentive Plan (as amended March 12, 2010) (incorporated by reference to Exhibit 10(vi)(d) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010).*

	(e	)	Terms of special on-time award of restricted stock units to James M. Loree under his employment agreement and The Stanley Works 2009 Long-Term Incentive Plan (as amended March 12, 2010) (incorporated by reference to Exhibit 10(vi)(e) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010).*

	(f	)	Terms of special one-time grant of stock options to Nolan D. Archibald under his executive chairman agreement and The Stanley Works 2009 Long-Term Incentive Plan (as amended March 12, 2010) (incorporated by reference to Exhibit 10(vi)(f) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010).*

	(g	)	Amendment to Stanley Black & Decker, Inc. 2009 Long Term Incentive Plan (incorporated by reference to Exhibit 10(ii) to the Company’s Quarterly report on Form 10-Q filed on November 7, 2011).*

10.21	(a	)	The Stanley Works Restricted Stock Unit Plan for Non-Employee Directors amended and restated as of December 11, 2007 (incorporated by reference to Exhibit 10(xx) to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007).*

	(b	)	Form of Certificate for RSUs issued pursuant to The Stanley Works Restricted Stock Unit Plan for Non-Employee Directors (incorporated by reference to Exhibit 10(xxv) to the Company’s Annual Report on Form 10-K for the year ended January 1, 2005).*

10.22			The Stanley Works 2006 Management Incentive Compensation Plan amended and restated as of December 11, 2007 (incorporated by reference to Exhibit (xx) to the Company’s Annual Report on Form 10-K for the period ended January 3, 2009).*

10.23			Special Severance Policy for Management Incentive Compensation Plan Participants Levels 1-5 as amended effective October 17, 2008 (incorporated by reference to Exhibit (xxi) to the Company’s Annual Report on Form 10-K for the period ended January 3, 2009).*

10.24			Employee Stock Purchase Plan as amended April 23, 2009 (incorporated by reference to Exhibit 10(iii)(d) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2009).*

10.25			The Black & Decker 1996 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 12, 2010)*.

10.26			The Black & Decker 2003 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on March 12, 2010)*.

10.27	(a	)	The Black & Decker Corporation 2004 Restricted Stock Plan (incorporated by reference to Exhibit 10(xi)(a) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010)*.

(b)

Form of Restricted Share Agreement relating to The Black & Decker Corporation 2004 Restricted Stock Plan (incorporated by reference to Exhibit 10(xi)(b) to the Company’s Quarterly Report on Form 10-Q filed on

May 13, 2010)*.

10.28	(a)	The Black & Decker 2008 Restricted Stock Plan (incorporated by reference to Exhibit 4.10 to the Company’s Post -Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement (Registration No. 333-163509) filed on March 12, 2010)*.

	(b)	Form of Restricted Stock Unit Award Agreement relating to The Black & Decker Corporation 2008 Restricted Stock Plan (incorporated by reference to Exhibit 10(xii) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010)*.

10.29		The Black & Decker Non-Employee Directors Stock Plan (incorporated by reference to Exhibit 4.11 to the Company’s Post -Effective Amendment No. 1 on Form S-8 To Form S-4 Registration Statement (Registration No. 333-163509) filed on March 12, 2010)*.

10.30		Form of Nonqualified Stock Option Agreement relating to The Black & Decker Corporation’s stock option plans (incorporated by reference to Exhibit 10(xix) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010)*.

10.31		The Black & Decker Supplemental Pension Plan, as amended and restated (incorporated by reference to Exhibit 10(xx) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010)*.

10.32		First Amendment to The Black & Decker Supplemental Pension Plan (incorporated by reference to Exhibit 10(xxi) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010)*.

10.33		The Black & Decker Supplemental Executive Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10(xxii) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010)*.

11		Statement re computation of per share earnings (the information required to be presented in this exhibit appears in Note to the Company’s Consolidated Financial Statements set forth in this Annual Report on Form 10-K).

12		Statement re computation of ratio of earnings to fixed charges.

14		Code of Ethics for CEO and Senior Financial Officers (incorporated by reference to the Company’s website, www.stanleyblackanddecker.com.

21		Subsidiaries of Registrant.

23		Consent of Independent Registered Public Accounting Firm.

24		Power of Attorney.

31.1	(a)	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)

31.1	(b)	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)

32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1		Policy on Confidential Proxy Voting and Independent Tabulation and Inspection of Elections as adopted by The Board of Directors October 23, 1991 (incorporated by reference to Exhibit (28)(i) to the Quarterly Report on Form 10-Q for the quarter ended September 28, 1991).

*	Management contract or compensation plan or arrangement.