Form 10-Q
period 2012-03-31
STANLEY BLACK & DECKER, INC.
filed 2012-05-02
CIK 93556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

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

170,891,595 shares of the registrant’s common stock were outstanding as of April 19, 2012

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2012 AND APRIL 2, 2011

(Unaudited, Millions of Dollars, Except Per Share Amounts)

	Year-to-Date
	2012	2011
Net Sales	$2,652.9	$2,361.5
Costs and Expenses
Cost of sales	$1,666.9	$1,484.1
Selling, general and administrative	676.6	599.0
Provision for doubtful accounts	2.4	2.7
Other-net	80.7	52.5
Restructuring charges	37.4	13.3
Interest income	(2.7)	(5.1)
Interest expense	33.9	34.7

	$2,495.2	$2,181.2
Earnings from continuing operations before income taxes	157.7	180.3
Income taxes on continuing operations	36.6	23.2

Earnings from continuing operations	$121.1	$157.1
Less: Net loss attributable to non-controlling interests	(0.7)	(0.3)

Net earnings from continuing operations attributable to common shareowners	121.8	157.4

Earnings from discontinued operations before income taxes	—	1.2
Income tax benefit on discontinued operations	—	(0.1)

Net earnings from discontinued operations	$—	$1.3

Net Earnings Attributable to Common Shareowners	$121.8	$158.7

Total Comprehensive Income Attributable to Common Shareowners	$198.7	$308.3

Basic earnings per share of common stock:
Continuing operations	$0.74	$0.94
Discontinued operations	—	0.01

Total basic earnings per share of common stock	$0.74	$0.95

Diluted earnings per share of common stock:
Continuing operations	$0.72	$0.92
Discontinued operations	—	0.01

Total diluted earnings per share of common stock	$0.72	$0.92

Dividends per shares of common stock	$0.41	$0.41

Weighted Average Shares Outstanding (in thousands):
Basic	164,530	167,259

Diluted	168,948	171,945

See notes to condensed consolidated financial statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2012 AND DECEMBER 31, 2011

(Unaudited, Millions of Dollars, Except Per Share Amounts)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$883.6	$906.9
Accounts and notes receivable, net	1,725.8	1,553.2
Inventories, net	1,589.7	1,438.6
Other current assets	404.2	424.0

Total Current Assets	4,603.3	4,322.7
Property, Plant and Equipment, net	1,268.2	1,250.9
Goodwill	7,065.2	6,920.1
Intangibles, net	3,112.8	3,117.0
Other Assets	300.8	338.3

Total Assets	$16,350.3	$15,949.0

Liabilities and Shareowners’ Equity
Current Liabilities
Short-term borrowings	$197.0	$0.2
Current maturities of long-term debt	536.7	526.4
Accounts payable	1,417.5	1,312.6
Accrued expenses	1,285.9	1,429.3

Total Current Liabilities	3,437.1	3,268.5
Long-Term Debt	2,905.7	2,925.8
Deferred Taxes	951.8	905.0
Post-retirement Benefits	721.1	724.1
Other Liabilities	1,073.0	1,058.8
Commitments and Contingencies (Notes Q)	—	—
Shareowners’ Equity
Stanley Black & Decker, Inc. Shareowners’ Equity
Preferred stock, without par value:
Authorized and unissued 10,000,000 shares	—	—
Common stock, par value $2.50 per share:
Authorized 300,000,000 shares in 2012 and 2011
Issued 176,091,572 shares in 2012 and 2011	440.7	440.7
Retained earnings	2,762.2	2,707.3
Additional paid in capital	4,579.0	4,581.3
Accumulated other comprehensive loss	(272.3)	(349.2)
ESOP	(67.1)	(68.5)

	7,442.5	7,311.6
Less: cost of common stock in treasury	(239.4)	(308.0)

Stanley Black & Decker, Inc. Shareowners’ Equity	7,203.1	7,003.6
Non-controlling interests	58.5	63.2

Total Shareowners’ Equity	7,261.6	7,066.8

Total Liabilities and Shareowners’ Equity	$16,350.3	$15,949.0

See notes to condensed consolidated financial statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2012 AND APRIL 2, 2011

(Unaudited, Millions of Dollars)

	Year-to-Date
	2012	2011
OPERATING ACTIVITIES
Net earnings attributable to common shareowners	$121.8	$158.7
Less: net earnings from discontinued operations	—	(1.3)
Add: net loss attributable to non-controlling interests	(0.7)	(0.3)

Net earnings from continuing operations	121.1	157.1
Adjustments to reconcile net earnings to cash (used in) provided by operating activities:
Depreciation and amortization of property, plant and equipment	63.2	61.3
Amortization of intangibles	52.6	42.6
Changes in working capital	(152.2)	(40.4)
Changes in other assets and liabilities	(117.0)	(100.3)

Cash (used in) provided by operating activities	(32.3)	120.3
INVESTING ACTIVITIES
Capital expenditures	(61.5)	(70.1)
Business acquisitions, net of cash acquired	(114.7)	(68.3)
Proceeds from sale of assets	1.9	23.8
Proceeds (payments) on net investment hedge settlements	2.0	(22.7)

Cash used in investing activities	(172.3)	(137.3)
FINANCING ACTIVITIES
Payments on long-term debt	(0.3)	(0.5)
Stock purchase contract fees	(0.8)	(0.8)
Net short-term borrowings	196.8	141.4
Cash dividends on common stock	(69.9)	(68.6)
Termination of interest rate swaps	35.8	—
Termination of forward starting interest rate swap	(56.4)	—
Proceeds from the issuance of common stock	64.6	55.4
Purchase of common stock for treasury	(10.9)	(0.7)

Cash provided by financing activities	158.9	126.2
Effect of exchange rate changes on cash and cash equivalents	22.4	28.8

Change in cash and cash equivalents	(23.3)	138.0

Cash and cash equivalents, beginning of period	906.9	1,742.8

CASH AND CASH EQUIVALENTS, END OF PERIOD	$883.6	$1,880.8

See notes to condensed consolidated financial statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

A.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. Operating results for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Stanley Black & Decker, Inc.’s (the “Company”) Form 10-K for the year ended December 31, 2011.

The Company sold three small businesses during 2011 for total cash proceeds of $27.1 million. The largest of these businesses was part of the Company’s Industrial segment, with the other two businesses being part of the Company’s Security segment. The operating results of these three businesses have been reported as discontinued operations in the Consolidated Statements of Operations and Comprehensive Income for 2011.

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

B.	New Accounting Standards

In December 2011 the Financial Accounting Standards Board issued guidance enhancing disclosure requirements on the nature of an entity’s right to offset and related arrangements associated with its financial and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. The new disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013 and interim periods therein. Other than requiring additional disclosures, the Company does not expect a material impact on its consolidated financial statements upon adoption.

In the first quarter of 2012, the Company adopted ASU 2011-05, “Comprehensive Income (Topic 220),” which revised the manner in which the Company presents comprehensive income in the financial statements. The new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU did not change the items that must be reported in other comprehensive income.

C.	Earnings Per Share

The following table reconciles net earnings attributable to common shareowners and the weighted-average shares outstanding used to calculate basic and diluted earnings per share for the three months ended March 31, 2012 and April 2, 2011:

	2012	2011
Numerator (in millions):
Net earnings from continuing operations attributable to common shareowners	$121.8	$157.4
Net earnings from discontinued operations	—	1.3

Net earnings attributable to common shareowners	$121.8	$158.7
Less earnings attributable to participating restricted stock units (“RSU’s”) (a)	—	0.4

Net Earnings — basic	$121.8	$158.3
Net Earnings — dilutive	$121.8	$158.7

(a)	Due to the delivery of a significant portion of the outstanding participating RSU’s in 2011, the earnings attributable to any remaining participating RSU’s in 2012 is deemed de minimus.

	2012	2011
Denominator (in thousands):
Basic earnings per share — weighted-average shares	164,530	167,259
Dilutive effect of stock options, awards and convertible preferred units and notes	4,418	4,686

Diluted earnings per share — weighted-average shares	168,948	171,945

Earnings per share of common stock:
Basic earnings per share of common stock:
Continuing operations	$0.74	$0.94
Discontinued operations	—	0.01

Total basic earnings per share of common stock	$0.74	$0.95

Diluted earnings per share of common stock:
Continuing operations	$0.72	$0.92
Discontinued operations	—	0.01

Total dilutive earnings per share of common stock	$0.72	$0.92

The following weighted-average stock options and warrants were outstanding during the three months ended March 31, 2012 and April 2, 2011, respectively, but were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	2012	2011
Number of stock options	1,686	1,512
Number of stock warrants	4,939	4,939

The Company has warrants outstanding, which entitle the holder to purchase up to 4,938,624 shares of its common stock with a strike price of $86.50. These warrants are anti-dilutive, as the strike price is greater than the market price of the Company’s common stock.

D.	Financing Receivables

Long-term trade financing receivables of $137.0 million and $131.2 million at March 31, 2012 and December 31, 2011, respectively, are reported within other assets in the Condensed Consolidated Balance Sheets. Financing receivables and long-term financing receivables are predominately related to certain security equipment leases with commercial businesses. Generally, the Company retains legal title to any equipment leases and bears the right to repossess such equipment in an event of default. All financing receivables are interest bearing and the Company has not classified any financing receivables as held-for-sale. Interest income earned from financing receivables that are not delinquent is recorded on the effective interest method. The Company considers any financing receivable that has not been collected within 90 days of original billing date as past-due or delinquent. Additionally, the Company considers the credit quality of all past-due or delinquent financing receivables as nonperforming.

The Company has an accounts receivable sale program that expires on December 11, 2014. According to the terms of that program the Company is required to sell certain of its trade accounts receivables at fair value to a wholly owned, consolidated, bankruptcy-remote special purpose subsidiary (“BRS”). The BRS, in turn, must sell such receivables to a third-party financial institution (“Purchaser”) for cash and a deferred purchase price receivable. The Purchaser’s maximum cash investment in the receivables at any time is $100.0 million. The purpose of the program is to provide liquidity to the Company. The Company accounts for these transfers as sales under ASC 860 “Transfers and Servicing”. Receivables are derecognized from the Company’s Consolidated Balance Sheets when the BRS sells those receivables to the Purchaser. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred purchase price receivable. At March 31, 2012, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.

As of March 31, 2012 and December 31, 2011, $60.5 million and $92.1 million, respectively, of net receivables were derecognized. Gross receivables sold amounted to $257.1 million ($228.3 million, net) and $124.1 million ($112.5 million, net) for the three months ended March 31, 2012 and April 2, 2011, respectively. These sales resulted in a pre-tax loss of $0.6 million and $0.3 million for the three months ended March 31, 2012 and April 2, 2011, respectively. Proceeds from transfers of receivables to the Purchaser totaled $197.4 million and $107.1 million for the three months ended March 31, 2012 and April 2, 2011, respectively. Collections of previously sold receivables, including deferred purchase price receivables, and all fees, which are settled one month in arrears, resulted in payments to the Purchaser of $229.0 million and $108.5 million for the three months ended March 31, 2012 and April 2, 2011, respectively. Servicing fees amounted to less than $0.1 million for the three months ended March 31, 2012 and April 2, 2011.

The Company’s risk of loss following the sale of the receivables is limited to the deferred purchase price receivable, which were $83.0 million at March 31, 2012 and $17.6 million at December 31, 2011. The deferred purchase price receivable will be repaid in cash as receivables are collected, generally within 30 days, and as such the carrying value of the receivable recorded approximates fair value. Delinquencies and credit losses on receivables sold were less than $0.1 million for the three months ended March 31, 2012 and April 2, 2011. Cash inflows related to the deferred purchase price receivable totaled $63.5 million for the three months ended March 31, 2012 and $33.2 million for the three months ended April 2, 2011. All cash flows under the program are reported as a component of changes in accounts receivable within operating activities in the Condensed Consolidated Statements of Cash Flows since all the cash from the Purchaser is either received upon the initial sale of the receivable; or from the ultimate collection of the underlying receivables and the underlying receivables are not subject to significant risks, other than credit risk, given their short-term nature.

E.	Inventories

The components of inventories, net at March 31, 2012 and December 31, 2011 are as follows (in millions):

	2012	2011
Finished products	$1,140.3	$1,043.1
Work in process	158.2	147.7
Raw materials	291.2	247.8

Total	$1,589.7	$1,438.6

F.	Acquisitions

2012 ACQUISITIONS

During the first three months of 2012, the Company completed two acquisitions for a total purchase price of $114.7 million, net of cash acquired. Both acquisitions are part of the Company’s Industrial Segment. The largest of these acquisitions was Lista North America (“Lista”), which was purchased for $90.3 million, net of cash acquired. Lista’s storage and workbench solutions complement the Industrial & Automotive Repair division’s tool, storage, RFID, and specialty supply product and service offerings. The total purchase price for the acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The purchase accounting for these recent acquisitions is preliminary, principally with respect to finalization of intangible asset valuation and certain other minor items.

2011 ACQUISITIONS

NISCAYAH

On September 9, 2011 the Company established a controlling ownership interest of 95% in Niscayah. This was accomplished as part of an existing tender offer to purchase all Niscayah outstanding shares at a price of 18 SEK per share, whereby the Company increased its ownership interest from 5.8% of the outstanding shares of Niscayah at July 2, 2011 to 95% of the outstanding shares at September 9, 2011. Over the remainder of 2011, the Company purchased additional outstanding shares of Niscayah, bringing the Company’s total ownership interest in Niscayah to 99% at December 31, 2011. During the first quarter of 2012 the Company did not repurchase any additional outstanding shares. The remaining outstanding shares will be purchased over the next three months for approximately $10.5 million at a price of 18 SEK per share plus interest at 2% per annum over the Stockholm Interbank Offered Rate. The total purchase price paid for Niscayah as of March 31, 2012 is $984.5 million.

The Niscayah acquisition has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The following table summarizes the estimated fair values of major assets acquired and liabilities assumed:

(Millions of Dollars)
Cash and cash equivalents	21.1
Accounts and notes receivable, net	185.6
Inventories, net	70.5
Prepaid expenses and other current assets	45.3
Property, plant and equipment	46.3
Trade names	10.0
Customer relationships	400.0
Other assets	47.8
Short-term borrowings	(202.9)
Accounts payable	(55.8)
Deferred taxes	(147.7)
Other liabilities	(204.2)
Non-controlling interests	(11.6)

Total identifiable net assets	204.4
Goodwill	780.1

Total consideration transferred	$984.5

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

OTHER 2011 ACQUISITIONS

During 2011, the Company completed nine other acquisitions for a total purchase price of $216.2 million, net of cash acquired. The purchase price allocations for these acquisitions are substantially complete, pending the finalization of intangible asset valuations. There were no significant changes to the purchase price allocations made during the first three months of 2012.

ACTUAL AND PRO-FORMA IMPACT FROM ACQUISITIONS

Actual Impact from Acquisitions

The Company’s Consolidated Statements of Operations and Comprehensive Income for the first quarter of 2012 include $19.2 million in net sales and $0.7 million in net income from 2012 acquisitions.

Pro-forma Impact from Acquisitions

The following table presents supplemental pro-forma information as if the acquisition of Niscayah and other 2012 and 2011 acquisitions had occurred on January 2, 2011 for the three months ended March 2, 2011. This pro-forma information includes merger and acquisition-related charges for the period. The pro-forma consolidated results are not necessarily indicative of what the Company’s consolidated net earnings would have been had the Company completed these acquisitions on January 2, 2011.

(Millions of Dollars, except per share amounts)	2011
Net sales	2,622.7
Net earnings attributable to common shareowners	162.8
Diluted earnings per share-continuing operations	0.94

2012 pro-forma data is not provided, as the results of 2012 acquisitions are included in a substantial portion of the Company’s first quarter results.

The 2011 pro-forma results were calculated by combining the results of Stanley Black & Decker with Niscayah’s stand-alone results from January 2, 2011 through April 2, 2011. The pre-acquisition results of the other 2011 acquisitions were also combined for their respective pre-acquisition periods. The following adjustments were made to account for certain costs which would have been incurred during this pre-acquisition period:

•

Elimination of the historical pre-acquisition intangible asset amortization expense and the addition of intangible asset amortization expense related to intangibles valued as part of the purchase price allocation that would have been incurred from January 2, 2011 to the acquisition dates.

•	Additional expense for the inventory step-up which would have been amortized as the corresponding inventory was sold.

•	Reduced revenue for fair value adjustments made to deferred revenue for Niscayah.

•	The modifications above were adjusted for the applicable tax impact.

G.	Goodwill

Changes in the carrying amount of goodwill by segment are as follows (in millions):

(Millions of Dollars)	CDIY	Industrial	Security	Total
Balance December 31, 2011	$3,004.2	$1,291.4	$2,624.5	$6,920.1
Addition from acquisitions	—	60.2	20.7	80.9
Foreign currency translation	37.6	5.0	21.6	64.2

Balance March 31, 2012	$3,041.8	$1,356.6	$2,666.8	$7,065.2

H.	Long-Term Debt and Financing Arrangements

Long-term debt and financing arrangements at March 31, 2012 and December 31, 2011 follow:

	Interest Rate	2012	2011
Notes payable due 2012	4.90%	203.0	204.2
Convertible notes payable due in 2012	3 month LIBOR less 3.50%	318.9	316.1
Notes payable due 2013	6.15%	258.4	259.2
Notes payable due 2014	4.75%	313.3	312.7
Notes payable due 2014	8.95%	384.6	388.7
Notes payable due 2016	5.75%	332.0	330.5
Notes payable due in 2018 (junior subordinated)	4.25%	632.5	632.5
Notes payable due 2021	3.40%	399.6	402.9
Notes payable due 2028	7.05%	163.2	167.5
Notes payable due 2040	5.20%	399.7	399.7
Other, payable in varying amounts through 2021	0.00% – 7.14%	37.2	38.2

Total long-term debt, including current maturities		$3,442.4	$3,452.2
Less: Current maturities of long-term debt		(536.7)	(526.4)

Long-term debt		$2,905.7	$2,925.8

In January 2012, the Company terminated its fixed-to-floating interest rate swaps on its $200.0 million notes payable due in 2012 and $250.0 million notes payable due in 2013. The Company previously had fixed-to-floating rate swaps on these notes that were terminated in December 2008. The $3.0 million adjustment to the carrying value of the $200.0 million 2012 notes at March 31, 2012 pertains to the unamortized gain on both terminated swaps. At March 31, 2012, the carrying value of the $250.0 million notes payable due 2013 includes $8.5 million pertaining to the unamortized gain on the terminated swaps offset by $0.1 million unamortized discount on the notes.

In January 2012, the Company terminated its fixed-to-floating interest rate swap on its $300.0 million notes payable due in 2014. At March 31, 2012, the carrying value of the $300.0 million notes payable due 2014 includes $5.2 million pertaining to the unamortized gain on the terminated swap as well as $8.1 million associated with fair value adjustments made in purchase accounting.

In January 2012, the Company terminated its fixed-to-floating interest rate swap on its $300.0 million notes payable due in 2016. At March 31, 2012, the carrying value of the $300.0 million note payable includes $13.0 million pertaining to the unamortized gain on the terminated swap as well as $19.0 million associated with fair value adjustments made in purchase accounting.

In January 2012, the Company entered into an additional $200.0 million fixed-to-floating interest rate swap. The Company previously entered into a $200.0 million fixed-to-floating interest rate swap on its $400.0 million notes payable due in 2021. At March 31, 2012, the carrying value of the $400.0 million notes payable due in 2021 includes $0.4 million unamortized discount on the notes.

In January 2012, the Company entered into a fixed-to-floating interest rate swap on its $150.0 million notes payable due in 2028. At March 31, 2012, the carrying value of the $150.0 million notes payable due in 2028 includes $4.2 million pertaining to the fair value adjustment of the swaps as well as $17.4 million associated with fair value adjustments made in purchase accounting.

Unamortized gains and fair value adjustments associated with interest rate swaps and the impact of those swaps terminated this quarter are more fully discussed in Note I, Derivative Financial Instruments.

The Company is obligated to repay the principal amount of the $320.0 million of Convertible Notes due May 17, 2012 in cash at maturity. The Company may elect to settle the conversion option value, if any, at maturity in cash or shares. As of March 31, 2012, the conversion rate on the Convertibles Notes due 2012 was 15.6666 (equivalent to a conversion price set at $63.83 per common share). Additionally, the Company has a Bond Hedge and Stock Warrants associated with the $320.0 million of Convertible Notes. Because the Bond Hedge is anti-dilutive, it will not be included in any diluted shares outstanding computation prior to its maturity. However, at maturity of the Convertible Notes and the Bond Hedge in May 2012, the aggregate effect of these instruments is that there will be no net increase in the Company’s common shares. The 4.9 million of outstanding Stock Warrants that were issued contemporaneously with the $320.0 million of Convertible Notes have a strike price of $85.82 (as adjusted for standard anti-dilution provisions), and are exercisable during the period August 17, 2012 through September 28, 2012. The Stock Warrants will be net share settled and are deemed to automatically be exercised at their expiration date if they are “in the money” and were not previously exercised. With respect to the impact on the Company, the Convertible Notes, Bond Hedge and Stock Warrants, when taken together, result in the economic equivalent of having the conversion price on the Convertible Notes at $85.82 (represented by the Stock Warrant strike price as of March 31, 2012). Refer to Note H, Long-Term Debt and Financing Arrangements, of the Company’s Form 10-K for the year ended December 31, 2011 for further discussion.

At March 31, 2012, the Company had $196.9 million of borrowings outstanding against the Company’s $2.0 billion commercial paper program. At December 31, 2011, the Company had no commercial paper borrowings outstanding.

I.	Derivative Financial Instruments

The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates, stock prices and commodity prices. As part of the Company’s risk management program, a variety of financial instruments such as interest rate swaps, currency swaps, purchased currency options and foreign exchange contracts, are used to mitigate interest rate exposure and foreign currency exposure.

Financial instruments are not utilized for speculative purposes. If the Company elects to do so and if the instrument meets the criteria specified in Accounting Standards Codification (“ASC”) 815, management designates its derivative instruments as cash flow hedges, fair value hedges or net investment hedges. Generally, commodity price exposures are not hedged with derivative financial instruments and instead are actively managed through customer pricing initiatives, procurement-driven cost reduction initiatives and other productivity improvement projects.

A summary of the fair value of the Company’s derivatives recorded in the Consolidated Balance Sheets at March 31, 2012 and December 31, 2011 are as follows (in millions):

	Balance Sheet Classification	2012	2011	Balance Sheet Classification	2012	2011
Derivatives designated as hedging instruments:
Interest Rate Contracts Cash Flow	Other current assets	$—	$—	Accrued expenses	$33.4	$86.9
Interest Rate Contracts Fair Value	Other current assets	9.8	21.7	Accrued expenses	1.1	5.2
	LT other assets	—	15.2	LT other liabilities	8.5	—
Foreign Exchange Contracts Cash Flow	Other current assets	2.5	5.3	Accrued expenses	2.6	1.4
	LT other assets	0.3	—	LT other liabilities	0.6	0.8
Net Investment Hedge	Other current assets	4.8	27.7	Accrued expenses	10.9	—

		$17.4	$69.9		$57.1	$94.3

Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$37.8	$48.1	Accrued expenses	$38.0	$63.4
	LT other assets	3.5	24.5	LT other liabilities	17.9	24.0

		$41.3	$72.6		$55.9	$87.4

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

During the first three months of 2012 and 2011, significant cash flows related to derivatives including those that are separately discussed in Cash Flow Hedges, Fair Value Hedges and Net Investment Hedges below resulted in net cash paid of $35.6 million and $22.7 million, respectively.

CASH FLOW HEDGES

There was an $81.9 million after-tax loss and a $75.9 million after-tax loss as of March 31, 2012 and December 31, 2011, respectively, reported for cash flow hedge effectiveness in accumulated other comprehensive loss. An after-tax loss of $6.7 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next twelve months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies and interest rates through the maturity dates.

The tables below detail pre-tax amounts reclassified from accumulated other comprehensive income (loss) into earnings for active derivative financial instruments during the periods in which the underlying hedged transactions affected earnings for the three months ended March 31, 2012 and April 2, 2011 (in millions):

Year-to-date 2012 (In millions)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Interest Rate Contracts	$1.4	Interest expense	$—	$—
Foreign Exchange Contracts	$(1.2)	Cost of Sales	$4.9	$—

Year-to-date 2011 (In millions)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Interest Rate Contracts	$2.8	Interest expense	$—	$—
Foreign Exchange Contracts	$(13.1)	Cost of sales	$(5.2)	—

*	Includes ineffective portion and amount excluded from effectiveness testing on derivatives.

For the first three months of 2012, the hedged items’ impact to the Consolidated Statement of Operations and Comprehensive Income was a loss of $4.9 million in cost of sales, which is offsetting the gain shown above. For the first three months of 2011, the hedged items’ impact to the Consolidated Statement of Operations and Comprehensive Income was a gain of $5.2 million in cost of sales. There was no impact related to the interest rate contracts’ hedged items and the impact of de-designated hedges was immaterial for all periods presented.

During the three months ended March 31, 2012 and April 2, 2011, an after-tax gain of $2.3 million and an after-tax loss of $4.2 million, respectively, was reclassified from accumulated other comprehensive income (loss) into earnings (inclusive of the gain/loss amortization on terminated derivative financial instruments) during the periods in which the underlying hedged transactions affected earnings.

Interest Rate Contract: The Company enters into interest rate swap agreements in order to obtain the lowest cost source of funds within a targeted range of variable to fixed-rate debt proportions. At March 31, 2012 and December 31, 2011, the Company had $160 million and $400 million, respectively, of forward starting swaps outstanding fixing the interest rate on the expected refinancing of debt in 2012 as discussed below.

In December 2009, the Company executed forward starting interest rate swaps with an aggregate notional amount of $400 million fixing interest at 4.7835%. The objective of the hedge was to offset the expected variability on future payments associated with the interest rate on debt instruments. In January 2012, contracts with a total notional amount of $240 million of these forward-starting interest rate swaps were terminated. The terminations resulted in cash payments of $56.4 million, which was recorded in accumulated other comprehensive loss and will be amortized to earnings over future periods. The cash flows stemming from the termination of such interest rate swaps designated as cash flow hedges are presented within financing activities in the Condensed Consolidated Statement of Cash Flows.

Foreign Currency Contracts

Forward Contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from subsidiaries with non-U.S. dollar functional currencies which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases of inventory. Gains and losses reclassified from accumulated other comprehensive loss for the effective and ineffective portions of the hedge as well as any amounts excluded from effectiveness testing are recorded in cost of sales. Gains and losses incurred after a hedge has been de-designated are not recorded in Accumulated other comprehensive income, but are recorded directly to the Consolidated Statement of Operations and Comprehensive Income in other-net. At March 31, 2012, the notional value of the forward currency contracts outstanding was $153.5 million, of which $23.2 million had been de-designated and matures at various dates through 2013. At December 31, 2011, the notional value of the forward currency contracts outstanding was $196.8 million, of which $19.8 million has been de-designated, maturing at various dates through 2013.

Purchased Option Contracts: The Company and its subsidiaries have entered into various inter-company transactions whereby the notional values are denominated in currencies other than the functional currencies of the party executing the trade. In order to better match the cash flows of its inter-company obligations with cash flows from operations, the Company enters into purchased option contracts. Gains and losses reclassified from accumulated other comprehensive income (loss) for the effective and ineffective portions of the hedge as well as any amounts excluded from effectiveness testing are recorded in cost of sales. In January 2012, the Company entered into net purchased options (collars) with a notional of $74.8 million maturing at various dates through 2013. As of December 31, 2011, there were no purchased option contracts outstanding.

FAIR VALUE HEDGES

Interest Rate Risk: In an effort to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, the Company enters into interest rate swaps. In January 2012, the Company entered into interest rate swaps with a notional of $150 million, related to the Company’s $150 million 7.05% notes due in 2028. Also, in January 2012, the Company entered into an incremental interest rate swap with a notional value of $200 million, related to the Company’s $400 million 3.4% notes due in 2021, as a $200 million notional value interest rate swap from December 2011 was already in place. These interest rate swaps effectively converted the Company’s fixed rate debt to floating rate debt based on LIBOR, thereby hedging the fluctuation in fair value resulting from changes in interest rates. In January 2012, the Company terminated interest rate swaps with notional values equal to the Company’s $300 million 4.75% notes due in 2014, $300 million 5.75% notes due in 2016, $200 million 4.9% notes due in 2012 and $250 million 6.15% notes due in 2013. These terminations resulted in cash receipts of $35.8 million. The resulting gain of $28.0 million was deferred and will be amortized to earnings over the remaining life of the notes. The changes in fair value of the interest rate swaps during the period were recognized in earnings as well as the offsetting changes in fair value of the underlying notes. The notional value of open contracts was $550.0 million and $1.250 billion as of March 31, 2012 and December 31, 2011, respectively. A summary of the fair value adjustments relating to these swaps is as follows (in millions):

	Year-to-Date 2012		Year-to-Date 2011
Income Statement Classification	Gain/(Loss) on Swaps	Gain /(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain /(Loss) on Borrowings
Interest Expense	$(2.6)	$2.6	$(4.9)	$4.9

In addition to the amounts above, the net swap accruals for each period and amortization of the gains on terminated swaps are also reported in interest expense and totaled $6.6 million and $4.4 million for the first three months of 2012 and 2011, respectively. Interest expense on the underlying debt was $9.7 million and $13.5 million for the first three months of 2012 and 2011, respectively.

NET INVESTMENT HEDGES

Foreign Exchange Contracts: The Company utilizes net investment hedges to offset the translation adjustment arising from re-measurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in accumulated other comprehensive loss were losses of $52.5 million and $32.7 million at March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012, the Company had foreign exchange contracts that mature at various dates through January 2013 with notional values totaling $928.7 million outstanding hedging a portion of its pound sterling denominated net investment. As of December 31, 2011, the Company had foreign exchange contracts that mature at various dates through October 2012 with notional values totaling $925.4 million outstanding hedging a portion of its pound sterling denominated net investment. For the first three months of 2012, maturing foreign exchange contracts resulted in net cash receipts of $1.9 million. For the first three months of 2011, maturing foreign exchange contracts resulted in net cash payments of $22.7 million. Gains and losses on net investment hedges remain in accumulated other comprehensive income (loss) until disposal of the underlying assets. The details of the pre-tax amounts are below (in millions):

	Year-to-Date 2012			Year-to-Date 2011
Income Statement Classification	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement
Other-net	$(31.8)	$—	$—	$(34.1)	$—	$—

*	Includes ineffective portion and amount excluded from effectiveness testing.

UNDESIGNATED HEDGES

Foreign Exchange Contracts: Currency swaps and foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the contracts outstanding at March 31, 2012 was $3.9 billion of forward contracts and $104.2 million in currency swaps, maturing at various dates primarily through May 2013 with the currency swap maturing in December 2014. The total notional amount of the contracts outstanding at December 31, 2011 was $3.9 billion of forward contracts and $100.8 million in currency swaps. The income statement impacts related to derivatives not designated as hedging instruments for 2012 and 2011 are as follows (in millions):

Derivatives Not Designated as Hedging Instruments under ASC 815	Income Statement Classification	Year-to-Date 2012 Amount of Gain (Loss) Recorded in Income on Derivative	Year-to-Date 2011 Amount of Gain (Loss) Recorded in Income on Derivative
Foreign Exchange Contracts	Other-net	$(8.7)	$(9.9)

J.	Equity Arrangements

In the third quarter of 2011, the Company entered into a forward share purchase contract on its common stock. This contract obligates the Company to pay $350.0 million to the financial institution counterparty not later than August 2013, or earlier at the Company’s option, for the 5,581,400 shares purchased. The reduction of common shares outstanding was recorded at inception of the forward share purchase contract and factored into the calculation of weighted average shares outstanding.

Convertible Preferred Units and Equity Option

As described more fully in Note H, Long-Term Debt and Financing Arrangements, of the Company’s Form 10-K for the year ended December 31, 2011, in November 2010 the Company issued Convertible Preferred Units comprised of $632,500,000 of Notes due November 17, 2018 and Purchase Contracts. There have been no changes to the terms of the Convertible Preferred Units. The Purchase Contracts obligate the holders to purchase, on the earlier of (i) November 17, 2015 (the Purchase Contract Settlement date) or (ii) the triggered early settlement date, 6,325,000 shares, for $100 per share, of the Company’s 4.75% Series B Cumulative Convertible Preferred Stock (the “Convertible Preferred Stock”), resulting in cash proceeds to the Company of up to $632.5 million.

Following the issuance of Convertible Preferred Stock upon settlement of a holder’s Purchase Contracts, a holder of Convertible Preferred Stock may, at its option, at any time and from time to time, convert some or all of its outstanding shares of Convertible Preferred Stock at a conversion rate of 1.3333 shares of the Company’s common stock per share of Convertible Preferred Stock (subject to customary anti-dilution provisions), which is equivalent to an initial conversion price of approximately $75.00 per share of common stock. Assuming conversion of the 6,325,000 shares of Convertible Preferred Stock at the 1.3333 initial conversion rate a total of 8.43 million shares of the Company’s common stock may be issued upon conversion. As of March 31, 2012, due to the customary anti-dilution provisions, the conversion rate on the Convertible Preferred Stock was 1.3401 (equivalent to a conversion price of approximately $74.62 per common share). In the event that holders elect to settle their Purchase Contracts prior to November 17, 2015, the Company will deliver a number of shares of Convertible Preferred Stock equal to 85% of the Purchase Contacts tendered, together with cash in lieu of fractional shares. Upon a conversion on or after November 15, 2015 the Company may elect to pay or deliver, as the case may be, solely shares of common stock, together with cash in lieu of fractional shares (“physical settlement”), solely cash (“cash settlement”), or a combination of cash and common stock (“combination settlement”). The Company may redeem some or all of the Convertible Preferred Stock on or after December 22, 2015 at a redemption price equal to 100% of the $100 liquidation preference per share plus accrued and unpaid dividends to the redemption date.

In November 2010, contemporaneously with the issuance of the Convertible Preferred Units described above, the Company paid $50.3 million, or an average of $5.97 per option, to enter into capped call transactions (equity options) on 8.43 million shares of common stock with certain major financial institutions. The purpose of the capped call transactions is to offset the common shares that may be deliverable upon conversion of shares of Convertible Preferred Stock. With respect to the impact on the Company, the capped call transactions and the Convertible Preferred Stock, when taken together, result in the economic equivalent of having the conversion price on the Convertible Preferred Stock at $97.46, the upper strike price of the capped call (as of March 31, 2012). Refer to Note H, Long-Term Debt and Financing Arrangements, and Note J, Capital Stock, of the Company’s Form 10-K for the year ended December 31, 2011 for further discussion. In accordance with ASC 815-40 “Derivatives and Hedging – Contracts in Entity’s own Equity”, the $50.3 million premium paid was recorded as a reduction to equity.

The capped call transactions cover, subject to customary anti-dilution adjustments, the number of shares of common stock equal to the number of shares of common stock underlying the maximum number of shares of Convertible Preferred Stock issuable upon settlement of the Purchase Contracts. Each of the capped call transactions has a term of approximately five years and initially has a lower strike price of $75.00, which corresponded to the initial conversion price of the Convertible Preferred Stock, and an upper strike price of $97.95, which was approximately 60% higher than the closing price of the common stock on November 1, 2010. The capped call transactions may be settled by net share settlement (the default settlement method) or, at the Company’s option and subject to certain conditions, cash settlement, physical settlement or modified physical settlement. The aggregate fair value of options at March 31, 2012 was $71.4 million.

A summary of the capped call (equity options) issued is as follows:

			(Per Share)
Series	Original Number of Options	Net Premium Paid (In millions)	Adjusted Lower Strike Price	Adjusted Upper Strike Price
Series I	2,811,041	$16.8	$74.62	$97.46
Series II	2,811,041	$16.8	$74.62	$97.46
Series III	2,811,041	$16.7	$74.62	$97.46

	8,433,123	$50.3	$74.62	$97.46

K.	Net Periodic Benefit Cost — Defined Benefit Plans

Following are the components of net periodic benefit cost for the three months ended March 31, 2012 and April 2, 2011 (in millions):

	Year-to-Date
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans
	2012	2011	2012	2011	2012	2011
Service cost	$1.7	$1.8	$2.9	$3.0	$0.2	$0.2
Interest cost	15.5	17.5	11.8	13.1	0.7	0.9
Expected return on plan assets	(16.7)	(17.7)	(11.0)	(12.6)	—	—
Amortization of prior service cost (credit)	0.2	0.3	0.1	0.1	(0.3)	(0.3)
Amortization of net loss	1.5	0.7	0.8	0.8	—	—
Curtailment loss	—	—	0.3	—	—	—

Net periodic benefit cost	$2.2	$2.6	$4.9	$4.4	$0.6	$0.8

L.	Fair Value Measurements

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

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of the hierarchy levels (millions of dollars):

	Total Carrying Value	Level 1	Level 2
March 31, 2012:
Money market fund	$6.3	$6.3	$—
Derivative assets	$58.7	$—	$58.7
Derivative liabilities	$113.0	$—	$113.0
December 31, 2011:
Money market fund	$39.0	$39.0	$—
Derivative assets	$142.5	$—	$142.5
Derivative liabilities	$181.7	$—	$181.7

The Company had no financial assets or liabilities measured using Level 3 inputs, nor any assets measured at fair value on a non-recurring basis during 2012 and 2011.

Refer to Note I, Derivative Financial Instruments, for more details regarding derivative financial instruments, and Note H, Long-Term Debt and Financing Arrangements, for more information regarding carrying values of the long-term debt shown below.

	March 31, 2012		December 31, 2011
(millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$3,442.4	$3,637.4	$3,452.2	$3,623.4
Derivative assets	$58.7	$58.7	$142.5	$142.5
Derivative liabilities	$113.0	$113.0	$181.7	$181.7

The fair values of long-term debt instruments are considered Level 2 instruments within the fair value hierarchy and are estimated using a discounted cash flow analysis, based on the Company’s marginal borrowing rates. The fair value of the Company’s variable rate short term borrowings approximate their carrying value at March 31, 2012. The fair values of foreign currency and interest rate swap agreements, comprising the derivative assets and liabilities in the table above, are based on current settlement values.

As discussed in Note D, Financing Receivables, the Company has a deferred purchase price receivable related to sales of trade receivables. The deferred purchase price receivable will be repaid in cash as receivables are collected, generally within 30 days, and as such the carrying value of the receivable approximates fair value.

M.	Other Costs and Expenses

Other-net is primarily comprised of intangible asset amortization expense, currency gains or losses, environmental expense and merger and acquisition-related charges, primarily consisting of transaction costs. During the three months ended March 31, 2012 and April 2, 2011, Other-net included $12.1 million and $3.4 million in merger and acquisition related costs, respectively.

N.	Restructuring Charges

A summary of the restructuring reserve activity from December 31, 2011 to March 31, 2012 is as follows (in millions):

	12/31/11	Additions, net	Usage	Currency	3/31/12
2012 Actions
Severance and related costs	$—	$33.5	$(7.1)	$0.7	$27.1
Facility closures	—	3.8	(1.0)	0.1	2.9

Subtotal 2012 actions	$—	$37.3	$(8.1)	$0.8	$30.0

Pre-2012 Actions
Severance and related costs	$82.4	$0.1	$(19.6)	$0.7	$63.6
Facility closures	1.7	—	(1.6)	0.1	0.2

Subtotal Pre-2012 actions	84.1	0.1	(21.2)	0.8	63.8

Total	$84.1	$37.4	$(29.3)	$1.6	$93.8

2012 Actions: In the first three months of 2012, the Company continued with restructuring activities associated with the Black & Decker merger, Niscayah and other acquisitions, and recognized $18.6 million of restructuring charges related to activities initiated in the current year. Of those charges, $14.8 million relates to severance charges associated with the reduction of approximately 300 employees and $3.8 million relates to facility closure costs.

In addition, the Company has initiated cost reduction actions in the first three months of 2012 that were not associated with any merger and acquisition activities, resulting in severance and related charges of $18.7 million pertaining to the reduction of approximately 350 employees.

Of the $30.0 million of reserves remaining as of March 31, 2012 the majority are expected to be utilized in 2012.

Pre-2012 Actions: The vast majority of the remaining reserve balance of $63.8 million relating to pre-2012 actions is expected to be utilized in 2012.

Segments: The $37.4 million of charges recognized in the first three months of 2012 includes: $14.3 million pertaining to the CDIY segment; $15.5 million pertaining to the Security segment; and $7.6 million pertaining to the Industrial segment.

O.	Income Taxes

The Company recognized income tax expense of $36.6 million and $23.2 million resulting in an effective tax rate of 23.2% and 12.9% for the three month periods ended March 31, 2012 and April 2, 2011, respectively. The effective tax rate differs from the statutory tax rate for the three month period ended March 31, 2012, primarily due to a portion of the Company’s earnings realized in lower-taxed foreign jurisdictions. The effective tax rate differs from the statutory tax rate for the three month period ended April 2, 2011, primarily due to a portion of the Company’s earnings realized in lower-taxed foreign jurisdictions and the inclusion of benefits attributable to the favorable settlement of certain tax contingencies amounting to $21.4 million.

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

The CDIY segment is comprised of the professional power tool and accessories businesses, the consumer power tool business, the hand tools, fasteners & storage business and the plumbing products business. The professional power tool and accessories business sells professional grade corded and cordless electric power tools and equipment including drills, impact wrenches and drivers, grinders, saws, routers and sanders. The consumer power tool business sells corded and cordless power tools, lawn and garden products and home products. The hand tools, fasteners & storage business sells measuring and leveling tools, planes, hammers, demolition tools, knives, saws and chisels. Fastening products include pneumatic tools and fasteners including nail guns, nails, staplers and staples. Storage products include tool boxes, sawhorses and storage units. The plumbing products business sells plumbing fixtures primarily for residential use.

The Security segment is comprised of the Convergent Security Solutions (“CSS”) and the mechanical access solutions businesses. The CSS business designs, supplies and installs electronic security systems and provides electronic security services, including alarm monitoring, video surveillance, fire alarm monitoring, systems integration and system maintenance and repair. Purchasers of these systems typically contract for ongoing security systems monitoring and maintenance at the time of initial equipment installation. The CSS business also sells healthcare solutions which include medical carts and cabinets, asset tracking, infant protection, pediatric protection, patient protection, wander management, fall management, and emergency call products. The mechanical access solutions business sells and installs automatic doors, residential and commercial hardware, locking mechanisms, electronic keyless entry systems, keying systems, tubular and mortise door locksets.

The Industrial segment is comprised of the industrial and automotive repair, engineered fastening and infrastructure businesses. The industrial and automotive repair business sells hand tools, power tools, and engineered storage solution products. The engineered fastening business primarily sells engineered fasteners designed for specific applications. The businesses product lines include stud welding systems, blind rivets and tools, blind inserts and tools, drawn arc weld studs, engineered plastic fasteners, self-piercing riveting systems and precision nut running systems. The infrastructure business consists of the CRC Evans business, and the Company’s hydraulics business. The business’s product lines include custom pipe handling machinery, joint welding and coating machinery, weld inspection services and hydraulic tools and accessories.

The Company utilizes segment profit, which is defined as net sales minus cost of sales and selling, general and administrative (“SG&A”) inclusive of the provision for doubtful accounts (aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, interest income, interest expense, other-net (inclusive of intangible asset amortization expense), restructuring, and income tax expense. Refer to Note N, Restructuring Charges, for the amount of restructuring charges by segment. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and cost for certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Transactions between segments are not material. Segment assets primarily include accounts receivable, inventory, other current assets, property, plant and equipment, intangible assets and other miscellaneous assets.

	Year-to-Date
	2012	2011
NET SALES
CDIY	$1,228.2	$1,210.8
Security	762.7	549.8
Industrial	662.0	600.9

Total	$2,652.9	$2,361.5

SEGMENT PROFIT
CDIY	$157.7	$156.5
Security	91.6	73.4
Industrial	124.1	105.1

Segment profit	373.4	335.0
Corporate overhead	(66.4)	(59.3)
Other-net	(80.7)	(52.5)
Restructuring charges	(37.4)	(13.3)
Interest expense	(33.9)	(34.7)
Interest income	2.7	5.1

Earnings from continuing operations before income taxes	$157.7	$180.3

The Company recorded $5.4 million and $6.3 million of merger and acquisition related charges, respectively, which reduced segment gross profit primarily associated with facility closures and an additional $27.8 million and $15.6 million, respectively, in SG&A primarily for integration costs associated with merger and acquisition related activities for the three months ended March 31, 2012 and April 2, 2011. These charges reduced segment profit by $3.3 million in CDIY, $10.4 million in Security and $2.0 million in Industrial for the three months ended March 31, 2012, and $2.4 million in CDIY and $4.5 million in Security for the three months ended April 2, 2011.

Corporate overhead for the three months ended March 31, 2012 and April 2, 2011 includes $17.5 million and $15.0 million, respectively, of charges pertaining primarily to merger and acquisition-related employee charges and integration costs.

The following table is a summary of total assets by segment for the periods ended March 31, 2012 and December 31, 2011:

	2012	2011
CDIY	$7,735.0	$7,499.5
Security	5,224.8	5,167.4
Industrial	3,480.2	3,282.9

	16,440.0	15,949.8
Corporate assets	(89.7)	(0.8)

Consolidated	$16,350.3	$15,949.0

Corporate assets primarily consist of cash, deferred taxes and property, plant and equipment. Based on the nature of the Company’s cash pooling arrangements, at times corporate-related cash accounts will be in a net liability position.

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

In connection with the 2010 merger with Black & Decker, the Company assumed certain commitments and contingent liabilities. Black & Decker is a party to litigation and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Some of these assert claims for damages and liability for remedial investigations and clean-up costs with respect to sites that have never been owned or operated by Black & Decker but at which Black & Decker has been identified as a potentially responsible party. Other matters involve current and former manufacturing facilities.

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

The EPA has provided to Black & Decker and certain of its current and former affiliates a “Notice of Potential Liability” related to environmental contamination found at the Centredale Manor Restoration Project Superfund site, located in North Providence, Rhode Island. The EPA has discovered a variety of contaminants at the site, including but not limited to, dioxins, polychlorinated biphenyls, and pesticides. The EPA alleged that Black & Decker and certain of its current and former affiliates are liable for site clean-up costs under CERCLA as successors to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. The EPA released a Proposed Remedial Action Plan in October 2011, which identified and described the EPA’s preferred remedial alternative for the site. The estimated remediation costs related to this Centredale site (including the EPA’s past costs as well as costs of additional investigation, remediation, and related costs such as EPA’s oversight costs, less escrowed funds contributed by primary potentially responsible parties (PRPs) who have reached settlement agreements with the EPA), which the Company considers to be probable and reasonably estimable, range from approximately $67.4 million to $212.0 million, with no amount within that range representing a more likely outcome until such time as the EPA completes its remedy selection process for the site. The Company’s reserve for this environmental remediation matter of $67.4 million reflects the fact that the EPA considers Metro-Atlantic, Inc. to be a primary source of contamination at the site. The Company has determined that it is likely to contest the EPA’s claims with respect to this site. Further, to the extent that the Company agrees to perform or finance additional remedial activities at this site, it intends to seek participation or contribution from additional PRPs and insurance carriers. As the specific nature of the environmental remediation activities that may be mandated by the EPA at this site have not yet been finally determined, the ultimate remedial costs associated with the site may vary from the amount accrued by the Company at March 31, 2012.

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

The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of March 31, 2012 and December 31, 2011, the Company had reserves of $162.5 million and $164.8 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2012 amount, $12.8 million is classified as current and $149.7 million as long-term which is expected to be paid over the estimated remediation period. The range of environmental remediation costs that is reasonably possible is $138.3 million to $353.4 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with policy.

R.	Guarantees

The Company’s financial guarantees at March 31, 2012 are as follows (in millions):

(Millions of Dollars)	Term	Maximum Potential Payment	Carrying Amount of Liability
Guarantees on the residual values of leased properties	One to four years	$30.5	$—
Standby letters of credit	Up to three years	66.9	—
Commercial customer financing arrangements	Up to six years	17.5	12.5

Total		$114.9	$12.5

The Company has guaranteed a portion of the residual value arising from its synthetic lease and U.S. master personal property lease programs. The lease guarantees aggregate $30.5 million while the fair value of the underlying assets is estimated at $34.6 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these lease guarantees.

The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors for their initial purchase of the inventory and trucks necessary to function as a distributor. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors. The gross amount guaranteed in these arrangements is $17.5 million and the $12.5 million carrying value of the guarantees issued is recorded in debt and other liabilities as appropriate in the Condensed Consolidated Balance Sheets.

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

The changes in the carrying amount of product and service warranties for the three months ended March 31, 2012 and April 2, 2011 are as follows (in millions):

	2012	2011
Balance beginning of period	$129.1	$119.0
Warranties and guarantees issued	22.7	18.2
Liability assumed from merger and acquisitions	—	9.5
Warranty payments and currency	(22.9)	(10.5)

Balance end of period	$128.9	$136.2

S.	Parent and Subsidiary Debt Guarantees

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

The Stanley Notes and the Black & Decker Notes were issued under indentures attached as Exhibits to the Company’s Form 10-K. Each of the Black & Decker Notes and Black & Decker’s guarantee of the Stanley Notes rank equally with all of Black & Decker’s other unsecured and unsubordinated indebtedness. The Stanley Guarantees of the Black & Decker Notes are unsecured obligations of the Company, ranking equal in right of payment with all the Company’s existing and future unsecured and unsubordinated indebtedness.

The following tables, in accordance with Rule 3-10(e) of Regulation S-X for the Stanley Notes, and Rule 3-10(c) of Regulation S-X for the Black & Decker Notes, present the condensed consolidating balance sheets as of March 31, 2012 and December 31, 2011; the condensed consolidating statements of operations and comprehensive income for the three months ended March 31, 2012, and April 2, 2011; and the condensed consolidating statements of cash flows for the three months ended March 31, 2012, and April 2, 2011.

Stanley Black & Decker, Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income

(Unaudited, Millions of Dollars)

Three Months Ended March 31, 2012

	Parent Stanley Black & Decker, Inc.	The Black & Decker Corporation	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$338.4	$—	$2,404.5	$(90.0)	$2,652.9
COSTS AND EXPENSES
Cost of sales	220.3	—	1,518.1	(71.5)	1,666.9
Selling, general and administrative	168.4	6.1	523.0	(18.5)	679.0
Other - net	(12.9)	(17.8)	111.4	—	80.7
Restructuring charges	—	—	37.4	—	37.4
Interest expense, net	20.4	11.7	(0.9)	—	31.2

	396.2	—	2,189.0	(90.0)	2,495.2

(Loss) earnings from continuing operations before income taxes and equity in earnings of subsidiaries	(57.8)	—	215.5	—	157.7
Income taxes (benefit) on continuing operations before equity in earnings of subsidiaries	(17.9)	—	54.5	—	36.6
Equity in earnings of subsidiaries	161.7	123.5	—	(285.2)	—

Earnings from continuing operations	121.8	123.5	161.0	(285.2)	121.1
Less: Net loss attributable to non-controlling interests	—	—	(0.7)	—	(0.7)

NET EARNINGS ATTRIBUTABLE TO COMMON SHAREOWNERS	$121.8	$123.5	$161.7	$(285.2)	$121.8

Total Comprehensive Income Attributable to Common Shareowners	$89.2	$124.7	$270.0	$(285.2)	$198.7

Stanley Black & Decker, Inc.

Condensed Consolidating Statement of Operations and Comprehensive Income

(Unaudited, Millions of Dollars)

Three Months Ended April 2, 2011

	Parent Stanley Black & Decker, Inc.	The Black & Decker Corporation	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$375.2	$—	$2,094.5	$(108.2)	$2,361.5
COSTS AND EXPENSES
Cost of sales	253.8	—	1,318.5	(88.2)	1,484.1
Selling, general and administrative	167.9	1.5	452.3	(20.0)	601.7
Other - net	(14.3)	(39.5)	106.3	—	52.5
Restructuring charges	1.5	—	11.8	—	13.3
Interest expense, net	18.6	13.6	(2.6)	—	29.6

	427.5	(24.4)	1,886.3	(108.2)	2,181.2

(Loss) earnings from continuing operations before income taxes (benefit) and equity in earnings of subsidiaries	(52.3)	24.4	208.2	—	180.3
Income taxes (benefit) on continuing operations before equity in earnings of subsidiaries	(19.2)	8.9	33.5	—	23.2
Equity in earnings of subsidiaries	190.2	123.0	—	(313.2)	—

Earnings from continuing operations	157.1	138.5	174.7	(313.2)	157.1
Less: Net (loss) attributable to non-controlling interests	—	—	(0.3)	—	(0.3)

Net earnings from continuing operations attributable to common shareowners	$157.1	$138.5	$175.0	$(313.2)	$157.4

Net earnings from discontinued operations	$1.3	$—	$1.3	$(1.3)	$1.3

NET EARNINGS ATTRIBUTABLE TO COMMON SHAREOWNERS	$158.4	$138.5	$176.3	$(314.5)	$158.7

Total Comprehensive Income Attributable to Common Shareowners	$152.8	$499.7	$(29.7)	$(314.5)	$308.3

Stanley Black & Decker, Inc.

Condensed Consolidating Balance Sheet

(Unaudited, Millions of Dollars)

March 31, 2012

	Parent Stanley Black & Decker, Inc.	The Black & Decker Corporation	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$(1.1)	$19.7	$865.0	$—	$883.6
Accounts and notes receivable, net	73.7	—	1,652.1	—	1,725.8
Inventories, net	152.4	—	1,437.3	—	1,589.7
Other current assets	63.8	—	340.4	—	404.2

Total Current Assets	288.8	19.7	4,294.8	—	4,603.3
Property, Plant and Equipment, net	191.1	—	1,077.1	—	1,268.2
Goodwill and intangibles, net	181.1	1,623.5	8,373.4	—	10,178.0
Investment in Subsidiaries	10,722.1	4,298.3	—	(15,020.4)	—
Intercompany Receivables	—	8,928.7	8,886.9	(17,815.6)	—
Other Assets	31.4	45.8	223.6	—	300.8

Total Assets	$11,414.5	$14,916.0	$22,855.8	$(32,836.0)	$16,350.3

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities
Short-term borrowings	$196.9	$—	$0.1	$—	$197.0
Current maturities of long-term debt	529.4	4.8	2.5	—	536.7
Accounts payable and accrued expenses	206.3	(39.3)	2,536.4	—	2,703.4

Total Current Liabilities	932.6	(34.5)	2,539.0	—	3,437.1
Intercompany Payables	1,568.7	8,508.7	7,738.2	(17,815.6)	—
Long-Term Debt	1,713.7	1,025.1	166.9	—	2,905.7
Other Liabilities	(19.0)	164.7	2,600.2	—	2,745.9
Accumulated other comprehensive (loss)	(167.8)	(44.7)	(59.8)	—	(272.3)
Other Shareowners’ Equity	7,386.3	5,296.7	9,812.8	(15,020.4)	7,475.4
Non-controlling interests	—	—	58.5	—	58.5

Total Shareowners’ Equity	7,218.5	5,252.0	9,811.5	(15,020.4)	7,261.6

Total Liabilities and Shareowners’ Equity	$11,414.5	$14,916.0	$22,855.8	$(32,836.0)	$16,350.3

Stanley Black & Decker, Inc.

Condensed Consolidating Balance Sheet

(Millions of Dollars)

December 31, 2011

	Parent Stanley Black & Decker, Inc.	The Black & Decker Corporation	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$56.2	$1.4	$849.3	$—	$906.9
Accounts and notes receivable, net	97.8	—	1,455.4	—	1,553.2
Inventories, net	117.2	—	1,321.4	—	1,438.6
Other current assets	90.7	10.4	322.9	—	424.0

Total Current Assets	361.9	11.8	3,949.0	—	4,322.7
Property, Plant and Equipment, net	193.1	—	1,057.8	—	1,250.9
Goodwill and intangibles, net	181.9	1,623.5	8,231.7	—	10,037.1
Investment in Subsidiaries	10,410.8	4,174.9	—	(14,585.7)	—
Intercompany Receivables	—	9,210.6	8,700.4	(17,911.0)	—
Other Assets	35.8	55.2	247.3	—	338.3

Total Assets	$11,183.5	$15,076.0	$22,186.2	$(32,496.7)	$15,949.0

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities
Short-term borrowings	$—	$—	$0.2	$—	$0.2
Current maturities of long-term debt	523.8	—	2.6	—	526.4
Accounts payable and accrued expenses	382.3	(0.8)	2,360.4	—	2,741.9

Total Current Liabilities	906.1	(0.8)	2,363.2	—	3,268.5
Intercompany Payables	1,369.9	8,502.6	8,038.5	(17,911.0)	—
Long-Term Debt	1,722.2	1,031.9	171.7	—	2,925.8
Other Liabilities	(32.3)	167.2	2,553.0	—	2,687.9
Accumulated other comprehensive (loss)	(135.2)	(45.9)	(168.1)	—	(349.2)
Other Shareowners’ Equity	7,352.8	5,421.0	9,164.7	(14,585.7)	7,352.8
Non-controlling interests	—	—	63.2	—	63.2

Total Shareowners’ Equity	7,217.6	5,375.1	9,059.8	(14,585.7)	7,066.8

Total Liabilities and Shareowners’ Equity	$11,183.5	$15,076.0	$22,186.2	$(32,496.7)	$15,949.0

Stanley Black & Decker, Inc.

Condensed Consolidating Statements of Cash Flow

(Unaudited, Millions of Dollars)

Three Months Ended March 31, 2012

	Parent Stanley Black & Decker, Inc.	The Black & Decker Corporation	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash (used in) provided by operating activities	$(267.9)	$(27.9)	$263.5	$—	$(32.3)
Investing Activities
Capital expenditures	(10.3)	—	(51.2)	—	(61.5)
Business acquisitions, net of cash acquired	(93.8)	—	(20.9)	—	(114.7)
Proceeds from sale of assets	0.9	—	1.0	—	1.9
Intercompany payables and receivables	175.4	185.0	—	(360.4)	—
Proceeds on net investment hedge settlements	—	2.0	—	—	2.0

Cash (used in) provided by investing activities	72.2	187.0	(71.1)	(360.4)	(172.3)
Financing Activities
Payments on long-term debt	(0.3)	—	—	—	(0.3)
Stock purchase contract fees	(0.8)	—	—	—	(0.8)
Net short-term borrowings (repayments)	196.9	—	(0.1)	—	196.8
Cash dividends on common stock	(69.9)	—	—	—	(69.9)
Termination of interest rate swaps	15.2	20.6	—	—	35.8
Termination of forward starting interest rate swap	(56.4)	—	—	—	(56.4)
Proceeds from the issuance of common stock	64.6	—	—	—	64.6
Purchase of common stock for treasury	(10.9)	—	—	—	(10.9)
Intercompany payables and receivables	—	(161.4)	(199.0)	360.4	—

Cash (used in) provided by financing activities	138.4	(140.8)	(199.1)	360.4	158.9
Effect of exchange rate changes on cash and cash equivalents	—	—	22.4	—	22.4

Change in cash and cash equivalents	(57.3)	18.3	15.7	—	(23.3)
Cash and cash equivalents, beginning of period	56.2	1.4	849.3	—	906.9

Cash and cash equivalents, end of period	$(1.1)	$19.7	$865.0	$—	$883.6

Stanley Black & Decker, Inc.

Condensed Consolidating Statements of Cash Flow

(Unaudited, Millions of Dollars)

Three Months Ended April 2, 2011

	Parent Stanley Black & Decker, Inc.	The Black & Decker Corporation	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash (used in) provided by operating activities	$(236.5)	$184.4	$172.4	$—	$120.3
Investing Activities
Capital expenditures	(17.6)	—	(52.5)	—	(70.1)
Business acquisitions, net of cash acquired	—	—	(68.3)	—	(68.3)
Proceeds from sale of assets	—	—	23.8	—	23.8
Intercompany payables and receivables	100.1	137.6	—	(237.7)	—
(Payments) on net investment hedge settlements	(18.4)	(4.3)	—	—	(22.7)

Cash (used in) provided by investing activities	64.1	133.3	(97.0)	(237.7)	(137.3)
Financing Activities
Payments on long-term debt	(0.5)	—	—	—	(0.5)
Stock purchase contract fees	(0.8)	—	—	—	(0.8)
Net short-term borrowings (repayments)	142.9	—	(1.5)	—	141.4
Cash dividends on common stock	(68.6)	—	—	—	(68.6)
Proceeds from the issuance of common stock	55.4	—	—	—	55.4
Purchase of common stock for treasury	(0.7)	—	—	—	(0.7)
Intercompany payables and receivables	—	(319.2)	81.5	237.7	—

Cash (used in) provided by financing activities	127.7	(319.2)	80.0	237.7	126.2
Effect of exchange rate changes on cash and cash equivalents	—	—	28.8	—	28.8

Change in cash and cash equivalents	(44.7)	(1.5)	184.2	—	138.0
Cash and cash equivalents, beginning of period	(5.0)	3.5	1,744.3	—	1,742.8

Cash and cash equivalents, end of period	$(49.7)	$2.0	$1,928.5	$—	$1,880.8

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

BUSINESS OVERVIEW

Strategy

Stanley Black & Decker Inc. is a diversified global provider of power and hand tools, mechanical access solutions (i.e. automatic doors, commercial and residential locking systems), electronic security and monitoring systems and products and services for various industrial applications. The Company is continuing to pursue a diversification strategy that involves industry, geographic and customer diversification to foster sustainable revenue, earnings and cash flow growth. The Company has four growth platforms: security (both convergent and mechanical), engineered fastening, infrastructure and healthcare solutions. The Company intends to focus on organic growth across all of its businesses, with the majority of acquisition-related investments being within the four growth platforms. Execution of this diversification strategy has entailed approximately $4.7 billion of acquisitions since 2002 (aside from the Black & Decker merger) and increased brand investment, enabled by strong cash flow generation.

Refer to the “Strategic Objectives” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended December 31, 2011 for additional strategic discussions.

Seasonality

Economic conditions impact our business and financial results, and certain of our segments experience seasonal and other trends related to the industries and end-markets that they serve. The CDIY segment typically has lower first quarter sales volume due to lower volumes at its major customers post the holiday selling season, as well as decreased end user construction activity during the cold weather winter months. These customers begin placing orders during February and March in anticipation of spring holidays and the early summer season. Most of these orders are shipped in the second and third quarters leading to a seasonal increase in revenue. The Company’s Security segment typically has lower first quarter sales volume due to the scheduling of installation jobs around inclement weather, and also due to the fact that the segment has a significant number of college and university customers who postpone work until the summer months when there are fewer students on campus. Seasonality has a much smaller impact on the Company’s Industrial segment.

Segments

The Company classifies its business into three reportable segments, which also represent its operating segments: Construction & Do It Yourself, Security, and Industrial.

CDIY

The CDIY segment is comprised of the professional power tool and accessories business, the consumer power tool business, which includes outdoor products, plumbing (Pfister) and the hand tools, fasteners & storage business. The segment sells its products to professional end users, distributors and retail consumers. The majority of sales are distributed through retailers, including home centers, mass merchants, hardware stores, and retail lumber yards. Revenues in the CDIY segment were $1.228 billion for the first three months of 2012, representing 46% of the Company’s total revenues.

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

The plumbing products business sells plumbing fixtures primarily for residential use.

The hand tools, fasteners & storage business sells measuring and leveling tools, planes, hammers, demolition tools, knives, saws and chisels. Fastening products include pneumatic tools and fasteners including nail guns, nails, staplers and staples. Storage products include tool boxes, sawhorses and storage units.

Security

The Security segment is comprised of the CSS and the mechanical access solutions businesses. Revenues in the Security segment were $763 million for the first three months of 2012, representing 29% of the Company’s total revenues.

The CSS business designs, supplies and installs electronic security systems and provides electronic security services, including alarm monitoring, video surveillance, fire alarm monitoring, systems integration and system maintenance. Purchasers of these systems typically contract for ongoing security systems monitoring and maintenance at the time of initial equipment installation. The CSS business also sells healthcare solutions, which includes medical carts and cabinets, asset tracking solutions, infant protection, pediatric protection, patient protection, wander management, fall management, and emergency call products. The CSS business sells to consumers, retailers, educational, financial and healthcare institutions, as well as commercial, governmental and industrial customers. Products are sold predominantly on a direct sales basis.

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

Industrial

The Industrial segment is comprised of the industrial and automotive repair, engineered fastening and infrastructure businesses. Industrial segment revenues were $662 million for the first three months of 2012, representing 25% of the Company’s total revenues.

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

Acquisitions

2012 Acquisitions

In January 2012, the Company acquired Lista North America for $90 million, net of cash acquired. Lista’s storage and workbench solutions complement the Industrial & Automotive Repair division’s tool, storage, RFID, and specialty supply product and service offerings. Lista is being integrated into the Company’s Industrial segment.

2011 Acquisitions

In September 2011, the Company completed the acquisition of Niscayah Group AB for a total purchase price of $984.5 million. Niscayah is one of the largest access control and surveillance solutions providers in Europe. Niscayah’s integrated security solutions include video surveillance, access control, intrusion alarms and fire alarm systems, and its offerings include design and installation services, maintenance and repair, and monitoring systems. The acquisition expands and complements the Company’s existing security product offerings and further diversifies the Company’s operations and international presence. Management believes the acquisition of Niscayah will result in approximately $80 million in cost synergies by the end of 2013. Additionally, the acquisition is expected to provide a benefit of approximately $0.45 of earnings per diluted share (excluding expected acquisition related charges of $60 million to $80 million) by 2014, with $0.20 in 2012.

In September 2011, the Company acquired AlarmCap for $59 million, net of cash acquired. AlarmCap is one of the leading security alarm service providers in Canada, serving more than 79,000 residential and commercial customers. It offers customers a full suite of security and related monitoring products and services, including intrusion, smoke detection and environmental services. AlarmCap and Niscayah are being integrated into the Company’s Security segment.

In January 2011, the Company acquired InfoLogix for $60 million, net of cash acquired. Infologix is a leading provider of enterprise mobility solutions for the healthcare and commercial industries and adds an established provider of mobile workstations and asset tracking solutions to the Company’s existing healthcare solutions operations, which operates under the Company’s Security segment.

2011 Divestures

The Company sold three small businesses for total cash proceeds of $27 million. The largest of these businesses was part of the Company’s Industrial segment, with the other two businesses being part of the Company’s Security segment. Net sales associated with these businesses were $19.2 million in the first quarter of 2011. These businesses were sold as the related product lines provided limited growth opportunity or were not considered part of the Company’s core offerings. The operating results of these three businesses have been reported as discontinued operations in the Consolidated Statements of Operations and Comprehensive Income for 2011.

Certain Items Impacting Earnings

Throughout MD&A, the Company has provided a discussion of the outlook and results both inclusive and exclusive of the merger and acquisition-related charges. The amounts and measures, including gross profit and segment profit, on a basis excluding such charges are considered relevant to aid analysis and understanding of the Company’s results aside from the material impact of the merger and acquisition-related charges; the measures are utilized internally by management to understand business trends, as once the aforementioned anticipated cost synergies from merger and acquisitions are realized, such charges are not expected to recur. The merger and acquisition-related charges are as follows:

First Quarter 2012 Merger and Acquisition-Related Charges

The Company reported $83 million in pre-tax charges in the first quarter of 2012 pertaining to merger and acquisition-related charges, as well as the charges associated with the previously announced $150 million in cost actions, which were comprised of the following:

•	$6 million in cost of sales primarily pertaining to facility closure-related charges;

•	$28 million in SG&A primarily for integration-related administrative costs and consulting fees, as well as employee related matters;

•	$12 million in other-net predominantly for transaction costs; and

•	$37 million in restructuring charges primarily for severance and the planned closures of facilities.

The tax effect on the above charges during the first quarter of 2012 was $21 million, resulting in an after-tax charge of $62 million, or $0.37 per diluted share.

First Quarter 2011 Merger and Acquisition-Related Charges

The Company reported $37 million in pre-tax merger and acquisition-related charges in the first quarter of 2011, pertaining to the merger and acquisition-related charges which were comprised of the following:

•	$6 million in cost of sales consisting of facility closure-related charges;

•	$16 million in SG&A for integration-related administrative costs and consulting fees;

•	$3 million in other-net for deal transaction costs; and

•	$12 million in restructuring charges primarily for severance as well as charges associated with the closure of facilities.

The tax effect on the above charges during the first quarter of 2011 was $9 million, resulting in after-tax merger and acquisition-related charges of $28 million, or $0.16 per diluted share.

2012 Outlook

This outlook discussion is intended to provide broad insight into the Company’s near-term earnings and cash flow generation prospects. The Company expects full year diluted earnings per share to approximate $4.71 to $4.97 in 2012, inclusive of $242 million of merger and acquisition-related charges as well as the charges associated with the previously announced $150 million in cost actions. Excluding such charges, 2012 earnings per dilutive share is expected to be in the range of $5.75 to $6.00. The Company expects full year free cash flow, excluding merger & acquisition related charges and payments, to approximate $1.2 billion. The 2012 outlook assumes that organic net sales will increase 1-2% on a pro-forma basis (assumes Niscayah was owned for the full year 2011); the Company will continue to execute on Black & Decker cost and revenue synergies, along with the cost synergies associated with the Niscayah integration; and the Company will deliver on proactive cost containment actions in addition to integration driven cost synergies.

In March 2010, Stanley completed a merger with Black & Decker. Management believes the merger represented a transformative event bringing together two highly complementary companies with iconic brands, rich business histories and common distribution channels, yet minimal product overlap. The merger also enabled a global offering in hand and power tools, as well as hardware, thus enhancing the Company’s value proposition to customers. The merger is expected to result in approximately $450 million ($485 million on an annualized basis) in cost synergies, which are expected to be achieved by the end of 2012 and which will help fuel future profit growth and facilitate global cost leadership. The Company is on track with the integration of Stanley and Black & Decker, and realized approximately $350 million of cost synergies through 2011. Additionally, revenue synergies from the merger are projected to be in the range of $300 million to $400 million by the end of 2013, which implies a benefit of approximately $0.35 — $0.50 of earnings per diluted share. Revenue synergies are predominantly being derived from geographic expansion, cross-selling opportunities and brand expansion.

RESULTS OF OPERATIONS

Terminology: The terms “organic” and “core” are utilized to describe results aside from the impact of acquisitions during their initial 12 months of ownership. This ensures appropriate comparability to operating results of prior periods.

Net Sales: Net sales were $2.653 billion in the first quarter of 2012 compared to $2.362 billion in the first quarter of 2011, representing an increase of $291 million, or 12%. Organic sales volume provided a 3% increase in net sales, the impact of acquisitions (primarily Niscayah and Lista), provided an additional 10% increase in net sales, while the unfavorable effects of foreign currency translation, most significantly in Europe, lead to a 1% decrease in net sales. The primary drivers of the organic volume growth continue to be new product introductions resulting in share gains and continued high growth rates in emerging markets, inclusive of continued revenue synergy realizations from the Black & Decker merger. On a geographic basis, organic sales increased 3% in the Americas (driven by 19% organic growth in Latin America) and 10% in Asia, while organic sales in Europe were largely flat. Excluding the engineered fastening business in Japan, which continues to recover from the continued effects of the first quarter 2011 Japanese earthquake and tsunami, organic sales in Asia were up 13% as compared to the first quarter of 2011.

The Company’s overall organic sales volume growth was driven by CDIY (3% organic volume growth) and the Industrial (7% organic volume growth) segments. CDIY’s organic volume growth was primarily due to continued success in Latin America, increasing customer demand in North America and the continued strength of professional power tools new product introductions. Organic sales volume growth in the Industrial segment was strong in each major business component and in most geographic regions, led by North America and emerging markets, due primarily to the success of new products, increased market share gains and the continued recovery of the global automotive market. Within the Security segment, overall organic sales were down slightly, as growth in the residential mechanical access solutions business was more than offset by weakness in the commercial portions of the business as well as softness in the pro forma CSS business.

Gross Profit: Gross profit was $986.0 million in the first quarter of 2012, compared to $877.4 million in the first quarter of 2011, or 37.2% of net sales for both periods. Merger and acquisition-related charges, which reduced gross profit, were approximately $6 million in both periods, resulting in gross profit rates excluding these charges of 37.4% of net sales in both periods. The 2012 gross profit rate reflects the positive impacts of productivity projects and cost synergies, both of which were offset by 2011 carryover commodity inflation that is expected to recede in the second half of 2012.

SG&A Expenses: SG&A, inclusive of the provision for doubtful accounts, was $679.0 million, or 25.6% of net sales, in the first quarter of 2012 compared to $601.7 million, or 25.5% of net sales, in 2011. Within SG&A, merger and acquisition-related compensation costs and integration-related expenses totaled $27.8 million in 2012 and $15.6 million in 2011. Excluding these merger and acquisition-related charges, SG&A was 24.5% of net sales in 2012 compared with 24.8% of net sales in the prior year. The favorable SG&A rate primarily reflects sales volume leverage and continued cost containment efforts.

Distribution center costs (i.e., warehousing and fulfillment facility and associated labor costs) are classified within SG&A. This classification may differ from other companies who may report such expenses within cost of sales. Due to diversity in practice, to the extent the classification of these distribution costs differs from other companies, the Company’s gross profits may not be comparable.

Corporate Overhead: The corporate overhead element of SG&A, which is not allocated to the business segments, amounted to $66.4 million, or 2.5% of net sales, in the first quarter of 2012 compared with $59.3 million, or 2.5% of net sales, in 2011. Excluding merger and acquisition-related charges, the corporate overhead element of SG&A was $48.9 million and $44.3 million in the first quarter of 2012 and 2011, respectively, or 1.8% of net sales in 2012 and 1.9% of net sales in 2011. The slight decline in SG&A as a percentage of net sales reflects a continued focus on cost containment efforts.

Other, net: Other, net expense amounted to $80.7 million in the first quarter of 2012 versus $52.5 million in the first quarter of 2011. The increase primarily pertains to approximately $10 million in incremental amortization expense from intangible assets associated with the Niscayah acquisition and $9 million of incremental merger and acquisition-related expenses discussed previously.

Interest, net: Net interest expense in the first quarter of 2012 was $31.2 million versus $29.6 million in 2011. The increase in interest expense, net mainly relates to the current mix of outstanding debt instruments and lower interest income.

Income Taxes: The Company recognized income tax expense of $36.6 million and $23.2 million resulting in an effective tax rate of 23.2% and 12.9% for the three month periods ended March 31, 2012 and April 2, 2011, respectively. The effective tax rate for the three month period ended March 31, 2012, of 23.2%, differs from the statutory tax rate primarily due to a portion of the Company’s earnings being realized in lower-taxed foreign jurisdictions. The effective tax rate for the three month period ended April 2, 2011, of 12.9%, differs from the statutory tax rate primarily due to both a portion of the Company’s earnings being realized in lower-taxed foreign jurisdictions and the inclusion of benefits attributable to the favorable settlement of certain tax contingencies amounting to $21.4 million (or $0.12 per diluted share). Excluding the favorable settlement of tax contingencies, the effective income tax rate for the three month period ended April 2, 2011 was 24.3%.

Business Segment Results

The Company’s reportable segments are aggregations of businesses that have similar products, services and end markets, amongst other factors. The Company utilizes segment profit (which is defined as net sales minus cost of sales and SG&A aside from corporate overhead cost), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, other-net (inclusive of intangible asset amortization expense), restructuring charges, interest income, interest expense and income tax expense. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and the expense pertaining to certain centralized functions that benefit the entire Company, but are not directly attributable to the businesses, such as legal and corporate finance functions. Refer to Note N, Restructuring Charges, of the Notes to the Condensed Consolidated Financial Statements for the amount of restructuring charges attributable to each segment. As discussed previously, the Company’s operations are classified into three reportable segments, which also represent its operating segments: CDIY, Security, and Industrial.

The Company has included information as if certain acquisitions (primarily Niscayah) had occurred on January 1, 2011 for the three months ended April 2, 2011 (“pro-forma” information). This “pro-forma” analysis is provided to aid understanding of business trends compared to the prior year.

CDIY:

(Millions of Dollars)	2012	2011
Net sales	$1,228.2	$1,210.8
Segment profit	$157.7	$156.5
% of Net sales	12.8%	12.9%

CDIY net sales increased $17.4 million, or 1.4% in 2012 compared to 2011, due to 3% organic growth, partially offset by unfavorable foreign currency translation. The organic sales growth was a function of continued volume growth in Latin America and emerging markets, the continued benefits of the 18/20V MAX lithium ion launch in the second half of 2011, as well as, the 2012 launch of the 20V brushless line within the professional power tools and accessories product line. Other contributing factors for the first quarter 2012 growth includes the continued focus on revenue synergies from the Black & Decker merger and increases in sales of the newly launched DeWalt hand tool line, which began shipping to distributors in June of 2011.

Segment profit was $157.7 million, or 12.8% of net sales, for the first quarter of 2012, compared to $156.5 million or 12.9% of net sales in 2011. Segment profit was impacted by merger and acquisition-related charges totaling $3.3 million in the first quarter of 2012 pertaining to facility closure costs and $2.4 million in the corresponding 2011 period, also primarily related to facility closure costs. Excluding merger and acquisition-related charges, segment profit amounted to $161.0 million in the first quarter of 2012 which compares with $158.9 million in the first quarter of 2011, or 13.1% of net sales for both periods. The 2012 gross profit rate reflects the positive impacts of productivity projects, cost reduction actions and cost synergies, all of which were offset by 2011 carryover commodity inflation that is expected to recede in the second half of 2012.

Security:

(Millions of Dollars)	2012	2011
Net sales	$762.7	$549.8
Segment profit	$91.6	$73.4
% of Net sales	12.0%	13.4%

Security net sales increased $212.9 million, or 39%, from the first quarter of 2011. The impact of acquisitions, principally Niscayah, provided a 41% sales increase, while organic sales and foreign currency translation both resulted in a 1% decrease. On a pro forma basis, CSS organic sales were down 3% as modest growth in recurring monthly revenues in the North American market, were offset by installation declines in the European market and volume declines within healthcare product lines. CSS order backlog in North America increased in the quarter. The mechanical access solutions portion of the segment saw organic sales up 1% due to growth within the residential mechanical lock business driven by strength in the U.S. The growth in the residential market was partially offset by declines in the commercial mechanical lock markets due to weakness in the commercial distribution channels and increased pricing pressures from competitors, as well as installation delays at select national accounts within Access Technologies.

Security segment profit increased $18.2 million, with acquisitions (primarily Niscayah) being the primary driver of the increase in 2012. Excluding merger and acquisition-related charges of $10.4 million, segment profit was $102.0 million, or 13.4% of net sales, in the first quarter of 2012, which compares to $77.9 million, or 14.2% of net sales, in the first quarter of 2011 (excluding $4.5 million in merger and acquisition-related charges). The decline in segment profit, excluding merger and acquisition-related charges, is due to unrecovered cost inflation, volume declines and the temporary dilutive effect on the segment profit rate from recent acquisitions, partially offset by continued cost containment actions.

Industrial:

(Millions of Dollars)	2012	2011
Net sales	$662.0	$600.9
Segment profit	$124.1	$105.1
% of Net sales	18.7%	17.5%

Industrial sales of $662.0 million in the first quarter of 2012 increased 10% from $600.9 million in the first quarter of 2011. Organic sales growth of 7% was the primary driver of the increase, with the growth coming from the three primary businesses of the Industrial segment, Industrial and Automotive Repair (“IAR”), Engineered Fastening and Infrastructure. The impact of acquisitions, primarily Lista, provided 4% of the sales increase, while unfavorable foreign currency translation resulted in a 1% decline to sales. The engineered fastening business had 10% organic growth through vehicle platform gains, as manufacturers continue to shift towards lighter-weight materials, and in turn the Company’s stud-welding and self-piercing technologies. The IAR business achieved 4% organic growth due to increases in volume and pricing actions within emerging markets, continued growth in the Mac Tools mobile distribution channel, partially offset by declines in the European market, as well as, declines within the North American industrial distribution channel. Within Infrastructure, CRC-Evans provided 13% organic growth primarily from increasing service revenues within emerging markets and new offshore product offerings.

Industrial segment profit increased $19.0 million, or 18.1%, in the first quarter of 2012 compared to the first quarter of 2011. Excluding $2.0 million of merger and acquisition-related charges in the first quarter of 2012, the increase in segment profit was 150 basis points (there were no merger and acquisition charges affecting this segment in the first quarter of 2011). The strong improvement in the segment profit as well as the profit rate is primarily attributable to sales volume leverage within engineered fastening and CRC-Evans, cost synergies and cost containment across all Industrial businesses, all of which more than offset inflation and increases in product development spending.

RESTRUCTURING ACTIVITIES

At March 31, 2012, restructuring reserves totaled $93.8 million. A summary of the restructuring reserve activity from December 31, 2011 to March 31, 2012 is as follows (in millions):

	12/31/11	Net Additions	Usage	Currency	3/31/12
2012 Actions
Severance and related costs	$—	$33.5	$(7.1)	$0.7	$27.1
Facility closures	—	3.8	(1.0)	0.1	2.9

Subtotal 2012 actions	$—	$37.3	$(8.1)	$0.8	$30.0

	12/31/11	Net Additions	Usage	Currency	3/31/12
Pre-2012 Actions
Severance and related costs	$82.4	$0.1	$(19.6)	$0.7	$63.6
Facility closures	1.7	—	(1.6)	0.1	0.2

Subtotal Pre-2012 actions	84.1	0.1	(21.2)	0.8	63.8

Total	$84.1	$37.4	$(29.3)	$1.6	$93.8

2012 Actions: In the first three months of 2012, the Company continued with restructuring activities associated with the Black & Decker merger, Niscayah and other acquisitions, and recognized $18.6 million of restructuring charges related to activities initiated in the current year. Of those charges, $14.8 million relates to severance charges associated with the reduction of approximately 300 employees and $3.8 million relates to facility closure costs.

In addition, the Company has initiated cost reduction actions in the first three months of 2012 that were not associated with any merger and acquisition activities, resulting in severance and related charges of $18.7 million pertaining to the reduction of approximately 350 employees.

Of the $30.0 million of reserves remaining as of March 31, 2012 the majority are expected to be utilized in 2012.

Pre-2012 Actions: The vast majority of the remaining reserve balance of $63.8 million relating to pre-2012 actions is expected to be utilized in 2012.

Segments: The $37.4 million of charges recognized in the first three months of 2012 includes: $14.3 million pertaining to the CDIY segment; $15.5 million pertaining to the Security segment; and $7.6 million pertaining to the Industrial segment.

FINANCIAL CONDITION

Liquidity, Sources and Uses of Capital: The Company’s primary sources of liquidity are cash flows generated from operations and available credit under the Company’s credit facilities.

Operating Activities: Cash flow used in operations was $32.3 million in the first quarter of 2012 compared to cash flow provided by operations of $120.3 million in the first quarter of 2011. The cash flows from operations were negatively impacted by merger and acquisition related charges and payments of $61.5 million and $13.8 million in 2012 and 2011, respectively. The other driver of lower operating cash flows in the first quarter of 2012, as compared to 2011, is higher accounts receivable generated by a strong March sales month within the CDIY segment. Working capital turns improved to 6.0 times for the first quarter of 2012, as compared to 5.6 times for the first quarter of 2011, due to continued process driven improvements from the Stanley Fulfillment System (“SFS”). SFS principles continue to be deployed across all businesses and regions to improve working capital efficiency over time. In 2012 and beyond, the Company plans to further leverage SFS to generate ongoing improvements both in the existing business and future acquisitions in working capital turns, cycle times, complexity reduction and customer service levels.

Free Cash Flow: Free cash flow, as defined in the following table, was an outflow of $93.8 million in the first quarter of 2012 compared to an inflow of $50.2 million in the corresponding 2011 period. Management considers free cash flow an important indicator of its liquidity, as well as its ability to fund future growth and provide a dividend to shareowners. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

	First Quarter
(Millions of Dollars)	2012	2011
Net cash (used in) provided by operating activities	$(32.3)	$120.3
Less: capital expenditures	(61.5)	(70.1)

Free cash (outflow) inflow	$(93.8)	$50.2

When merger and acquisition related charges and payments of $85.1 million and $13.8 million in 2012 and 2011, respectively, are added back to the Company’s free cash flow, the resulting amounts are free cash outflows of $8.7 million in 2012 and free cash inflows of $64.0 million in 2011.

Based on its demonstrated ability to generate cash flow from operations, as well as its strong balance sheet and credit position at March 31, 2012, the Company believes over the long term it has the financial flexibility to deploy capital to its shareowners’ advantage through a combination of acquisitions, dividends and potential share repurchases.

Investing Activities: Cash flow used in investing activities was $172.3 million in the first quarter of 2012 compared to $137.3 million in the first quarter of 2011. Capital and software expenditures were $61.5 million (inclusive of $23.6 million for merger and acquisition-related capital expenditures) in the first quarter of 2012, compared to $70.1 million of capital expenditures in 2011. The Company will continue to make capital investments that are necessary to drive organic growth, productivity and cost structure improvements as well as achieve merger and acquisition-related cost synergies while ensuring that such investments provide an appropriate return on capital employed.

Cash flows from business acquisitions and asset disposals in the first quarter of 2012 were $112.8 million compared to $44.5 million in 2011, the majority of which relates to the previously discussed acquisition of Lista.

Financing Activities: Cash flow provided by financing activities was $158.9 million in the first quarter of 2012 compared to $126.2 million in the first quarter of 2011. Net proceeds from short-term borrowings under the Company’s commercial paper program amounted to $196.8 million and $141.4 million in the first three months of 2012 and 2011, respectively. Cash proceeds from the issuance of common stock were $64.6 million and $55.4 million for the first quarter of 2012 and 2011, respectively. Cash dividends were $69.9 million and $68.6 million in the first quarter of 2012 and 2011, respectively. In 2012, the Company received $35.8 million from the termination of interest rate swaps, and paid $56.4 million in relation the termination of a forward starting interest rate.

Credit Ratings & Liquidity:

The Company maintains strong investment grade credit ratings from the major U.S. rating agencies on its senior unsecured debt (average A-) as well as its short-term commercial paper borrowings. There have been no changes to any of the ratings during 2012.

Failure to maintain strong investment grade rating levels could adversely affect the Company’s cost of funds, liquidity and access to capital markets, but would not have an adverse effect on the Company’s ability to access committed credit facilities. In March 2011, the Company entered into a new four year $1.2 billion committed credit facility (the “Credit Agreement”), which replaced all formerly existing credit facilities. Borrowings under the Credit Agreement may include U.S. Dollars up to the $1.2 billion commitment or in Euro or Pounds Sterling subject to a foreign currency sublimit of $400.0 million and bear interest at a floating rate dependent upon the denomination of the borrowing. Repayments must be made on March 11, 2015 or upon an earlier termination date of the Credit Agreement, at the election of the Company. The Company has not drawn on the commitments provided by the Credit Agreement. In July 2011, in connection with the Niscayah acquisition, the Company entered into a $1.25 billion 364 day credit facility (“Facility”). Borrowings under the Facility may include U.S. Dollars or Euros up to the commitment and bear interest at a floating rate dependent upon the denomination of the borrowing. The Facility decreased to $750 million (as per the terms of the agreement) in December 2011, where it will remain until it expires in July 2012, or upon an earlier termination date at the election of the Company. The Company has not drawn on the commitments provided by the Facility. These credit facilities are designated to be liquidity back-stops for the Company’s $2.0 billion commercial paper program.

As discussed in Note J, Equity Arrangements, in the third quarter of 2011, the Company entered into a forward share purchase contract on its common stock which obligates the Company to pay $350.0 million to the financial institution counterparty not later than August 2013, or earlier at the Company’s option, for the 5,581,400 shares purchased.

Cash and cash equivalents totaled $883.6 million as of March 31, 2012, with $30 million in the U.S. and the remainder in foreign jurisdictions. Concurrent with the Black & Decker merger, the Company made a determination to repatriate certain legacy Black & Decker foreign earnings, on which U.S. income taxes had not previously been provided. As a result of this repatriation decision, the Company has recorded a related deferred tax liability. Current plans and liquidity requirements do not demonstrate a need to repatriate other foreign earnings. Accordingly, all other undistributed foreign earnings of the Company are considered to be permanently reinvested, or will be remitted substantially free of additional tax, consistent with the Company’s overall growth strategy internationally, including acquisitions and long-term financial objectives (as demonstrated by the recent acquisition of Niscayah). No provision has been made for taxes that might be payable upon remittance of these undistributed foreign earnings. However, should management determine at a later point to repatriate additional foreign earnings, the Company would be required to accrue and pay taxes at that time.

OTHER MATTERS

Critical Accounting Estimates: There have been no significant changes in the Company’s critical accounting estimates during the first quarter of 2012. Refer to the “Other Matters” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended December 31, 2011 for a discussion of the Company’s critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the Company’s exposure to market risk during the first quarter of 2012. Refer to the “Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended December 31, 2011 for further discussion.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Company’s President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer have concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures are effective. There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. In September 2011, the Company acquired a 99% interest in Niscayah AB for $984 million, net of cash acquired. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting continues to exclude the internal controls of Niscayah. As part of the ongoing integration activities, the Company is continuing to incorporate its controls and procedures into Niscayah.

CAUTIONARY STATEMENT

Under the Private Securities Litigation Reform Act of

1995

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical, including, but not limited to, the statements regarding the Company’s ability to: (i) achieve approximately $80 million in cost synergies in connection with the Niscayah acquisition by the end of 2013 and a benefit of approximately $0.45 of earnings per diluted share (excluding expected acquisition related charges of $60 million to $80 million) by 2014, with $0.20 in 2012; (ii) achieve full year diluted earnings per share of approximately $4.71 to $4.97 in 2012, inclusive of $242 million of merger and acquisition-related charges as well as the charges associated with the previously announced $150 million in cost actions.; and excluding such charges, 2012 earnings per dilutive share is expected to be in the range of $5.75 to $6.00; (iii) achieve full year 2012 free cash flow, excluding merger & acquisition related charges and payments, to approximate $1.2 billion; (iv) realize approximately $450 million ($485 million on an annualized basis) in cost synergies by the end of 2012 and which will help fuel future profit growth and facilitate global cost leadership; and (v) realize revenue synergies from the Black & Decker merger in the range of $300 million to $400 million by the end of 2013, which implies a benefit of approximately $0.35 — $0.50 of earnings per diluted share (collectively, the “Results”); are “forward-looking statements” and are based on current expectations.

These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of risks, uncertainties and important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in the forward looking statements include, without limitation, those set forth under Part I Item 1A Risk Factors in the Company’s Form 10-K for the year ended December 31, 2011 (together with any material changes thereto contained in subsequent filed Quarterly Reports on Form 10-Q); those contained in the Company’s other filings with the Securities and Exchange Commission; and those set forth below.

The Company’s ability to deliver the Results is dependent upon: (i) successfully executing the integration of the Niscayah business and achieving the synergies and other results expected from the Niscayah transaction; (ii) the Company’s ability to successfully execute the integration and achieve the synergies, capitalize on growth opportunities and achieve the anticipated results of the combination with Black & Decker; (iii) the Company’s success at limiting merger-related charges; (iv) the Company’s ability to achieve working capital benefits and limit restructuring and other payments in connection with the Black & Decker merger; (v) the Company’s ability to achieve organic net sales increase of 1-2% on a pro-forma basis (assumes Niscayah was owned for the full year 2011); (vi) the Company’s ability to make capital investments that are necessary to drive productivity and cost structure improvements while insuring that such investments provide a return on capital employed ;(vii) the success of the Company’s efforts to expand its tools and security businesses; (viii) the success of the Company’s efforts to build growth platforms and market leadership in electronic Securities Solutions, Infrastructure and Healthcare; (ix) the Company’s success in developing and introducing new and high quality products, growing sales in existing markets, identifying and developing new markets for its products and maintaining and building the strength of its brands; (x) the continued acceptance of technologies used in the Company’s products, including electronic Security Solutions, Infrastructure and Healthcare products; (xi) the Company’s ability to manage existing Sonitrol and Mac Tools franchisee and distributor relationships; (xii) the Company’s ability to minimize costs associated with any sale or discontinuance of a business or product line, including any severance, restructuring, legal or other costs; (xiii) the proceeds realized with respect to any business or product line disposals; (xiv) the extent of any asset impairments with respect to any businesses or product lines that are sold or discontinued; (xv) the success of the Company’s efforts to manage freight costs, steel and other commodity costs; (xvi) the Company’s ability to sustain or increase prices, including the acceptance thereof by end customers, in order to, among other things, offset or mitigate the impact of steel, freight, energy, non-ferrous commodity and other commodity costs and any inflation increases; (xvii) the Company’s ability to generate free cash flow and maintain a strong debt to capital ratio, including focusing on reduction of debt as determined by management; (xviii) the Company’s ability to identify and effectively execute productivity improvements and cost reductions, while minimizing any associated restructuring charges; (xix) the Company’s ability to obtain favorable settlement of routine tax audits; (xx) the ability of the Company to generate earnings sufficient to realize future income tax benefits during periods when temporary differences become deductible; (xxi) the continued ability of the Company to access credit and capital markets under satisfactory terms; and (xxii) the Company’s ability to negotiate satisfactory payment terms under which the Company buys and sells goods, services, materials and products.

The Company’s ability to deliver the Results is also dependent upon: (i) the success of the Company’s marketing and sales efforts; (ii) the ability of the Company to maintain or improve production rates in the Company’s manufacturing facilities, respond to significant changes in product demand and fulfill demand for new and existing products; (iii) the Company’s ability to continue improvements in working capital; (iv) the ability to continue successfully managing and defending claims and litigation; (v) the success of the Company’s efforts to mitigate (such as customer price increases) any cost increases generated by, for example, increases in the cost of energy or significant Chinese Renminbi or other currency appreciation or revaluation; (vi) the geographic distribution of the Company’s earnings; and (v) commitment to and success of SFS.

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

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors as disclosed in the Company’s Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on February 23, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended March 31, 2012:

2012	(a) Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Program	Maximum Number Of Shares That May Yet Be Purchased Under The Program
January 1 – February 4	1,375	$67.89	—	—
February 5 – March 3	143,681	75.19	—	—
March 4 – March 31	—	—	—	—

	145,056	$75.13

As of March 31, 2012, 7.8 million shares of common stock remain authorized for repurchase (out of the prior December 12, 2007 authorization of the repurchase of 10.0 million shares), of which 5.6 million shares are reserved for purchase in connection with the forward share purchase contract, entered into in the third quarter of 2011 (as discussed in Note J, Equity Arrangements). The forward share purchase contract obligates the Company to pay $350.0 million to the financial institution counterparty and take title to the shares not later than August 2013 or earlier at the Company’s option. The Company may continue to repurchase shares in the open market or through privately negotiated transactions from time to time pursuant to this prior authorization to the extent management deems warranted based on a number of factors, including the level of acquisition activity, the market price of the Company’s common stock and the current financial condition of the Company.

(a)	The shares of common stock in this column were deemed surrendered to the Company by participants in various benefit plans of the Company to satisfy the participants’ taxes related to vesting or delivery of time vesting restricted share units under those plans.

ITEM 6. EXHIBITS

(3)(i)	Restated Certificate of Incorporation dated September 15, 1998, together with the (a) Certificate of Amendment to the Restated Certificate of Incorporation dated December 21, 2009; (b) Certificate of Amendment to the Restated Certificate of Incorporation dated March 12, 2010; (c) Certificate of Amendment to the Restated Certificate of Incorporation dated November 5, 2010; and (d) Certificate of Amendment to the Restated Certificate of Incorporation dated April 17, 2012.

(ii)	Amended and Restated Bylaws dated April 17, 2012.

(11)	Statement re-computation of per share earnings (the information required to be presented in this exhibit appears in Note C to the Company’s Condensed Consolidated Financial Statements set forth in this Quarterly Report on Form 10-Q).

(31)(i)(a)	Certification by Chief Executive Officer pursuant to Rule 13a-14(a).

(i)(b)	Certification by Chief Financial Officer pursuant to Rule 13a-14(a).

(32)(i)	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(ii)	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The following materials from Stanley Black & Decker Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2012 and April 2, 2011 (ii) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and April 2, 2011, and (iv) Notes to (Unaudited) Condensed Consolidated Financial Statements**.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANLEY BLACK & DECKER, INC.

Date: May 2, 2012	By:	/s/ DONALD ALLAN, JR.
Donald Allan, Jr.
Senior Vice President and Chief Financial Officer