Form 10-Q
period 2012-06-30
STANLEY BLACK & DECKER, INC.
filed 2012-07-30
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
168,131,594 shares of the registrant’s common stock were outstanding as of July 17, 2012

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND JULY 2, 2011
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	Second Quarter		Year-to-Date
	2012	2011	2012	2011
Net Sales	$2,814.2	$2,603.3	$5,467.1	$4,964.8
Costs and Expenses
Cost of sales	$1,791.8	$1,640.4	$3,458.7	$3,124.5
Selling, general and administrative	666.7	624.1	1,343.3	1,223.1
Provision for doubtful accounts	3.3	6.1	5.7	8.8
Other-net	91.0	59.6	171.7	112.1
Restructuring charges	23.3	21.0	60.7	34.3
Interest expense	34.6	34.0	68.4	68.7
Interest income	(2.3)	(7.2)	(4.9)	(12.3)
	$2,608.4	$2,378.0	$5,103.6	$4,559.2
Earnings from continuing operations before income taxes	205.8	225.3	363.5	405.6
Income taxes on continuing operations	51.3	27.7	87.9	50.9
Earnings from continuing operations	$154.5	$197.6	$275.6	$354.7
Less: Net loss attributable to non-controlling interests	(0.3)	—	(1.0)	(0.3)
Net earnings from continuing operations attributable to common shareowners	154.8	197.6	276.6	355.0
(Loss) earnings from discontinued operations before income taxes	—	(0.1)	—	1.1
Income tax on discontinued operations	—	0.2	—	0.1
Net (loss) earnings from discontinued operations	$—	$(0.3)	$—	$1.0
Net Earnings Attributable to Common Shareowners	$154.8	$197.3	$276.6	$356.0
Total Comprehensive (Loss) Income Attributable to Common Shareowners	$(120.5)	$242.4	$78.2	$550.7
Basic earnings per share of common stock:
Continuing operations	$0.94	$1.17	$1.68	$2.11
Discontinued operations	—	—	—	0.01
Total basic earnings per share of common stock	$0.94	$1.17	$1.68	$2.12
Diluted earnings per share of common stock:
Continuing operations	$0.92	$1.14	$1.64	$2.06
Discontinued operations	—	—	—	0.01
Total diluted earnings per share of common stock	$0.92	$1.14	$1.64	$2.06
Dividends per shares of common stock	$0.41	$0.41	$0.82	$0.82
Weighted Average Shares Outstanding (in thousands):
Basic	164,082	168,119	164,162	167,679
Diluted	167,921	173,075	168,158	172,429
See notes to condensed consolidated financial statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2012 AND DECEMBER 31, 2011
(Millions of Dollars, Except Per Share Amounts)

	(Unaudited)
	June 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$577.8	$906.9
Accounts and notes receivable, net	1,675.8	1,553.2
Inventories, net	1,574.9	1,438.6
Other current assets	477.3	424.0
Total Current Assets	4,305.8	4,322.7
Property, Plant and Equipment, net	1,295.2	1,250.9
Goodwill	7,264.1	6,920.1
Intangibles, net	3,182.9	3,117.0
Other Assets	302.4	338.3
Total Assets	$16,350.4	$15,949.0
Liabilities and Shareowners’ Equity
Current Liabilities
Short-term borrowings	$789.2	$0.2
Current maturities of long-term debt	216.3	526.4
Accounts payable	1,437.0	1,312.6
Accrued expenses	1,328.6	1,429.3
Total Current Liabilities	3,771.1	3,268.5
Long-Term Debt	2,924.5	2,925.8
Deferred Taxes	993.2	905.0
Post-retirement Benefits	703.3	724.1
Other Liabilities	1,066.1	1,058.8
Commitments and Contingencies (Note Q)
Shareowners’ Equity
Stanley Black & Decker, Inc. Shareowners’ Equity
Preferred stock, without par value: Authorized and unissued 10,000,000 shares
Common stock, par value $2.50 per share: Authorized 300,000,000 shares in 2012 and 2011
Issued 176,906,265 shares in 2012 and 176,091,572 shares in 2011	442.3	440.7
Retained earnings	2,850.9	2,707.3
Additional paid in capital	4,644.3	4,581.3
Accumulated other comprehensive loss	(547.6)	(349.2)
ESOP	(65.6)	(68.5)
	7,324.3	7,311.6
Less: cost of common stock in treasury	(479.9)	(308.0)
Stanley Black & Decker, Inc. Shareowners’ Equity	6,844.4	7,003.6
Non-controlling interests	47.8	63.2
Total Shareowners’ Equity	6,892.2	7,066.8
Total Liabilities and Shareowners’ Equity	$16,350.4	$15,949.0
See notes to condensed consolidated financial statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND JULY 2, 2011
(Unaudited, Millions of Dollars)

	Second Quarter		Year-to-Date
	2012	2011	2012	2011
OPERATING ACTIVITIES
Net earnings attributable to common shareowners	$154.8	$197.3	$276.6	$356.0
Less: net earnings (loss) from discontinued operations	—	0.3	—	(1.0)
Add: net loss attributable to non-controlling interests	(0.3)	—	(1.0)	(0.3)
Net earnings from continuing operations	154.5	197.6	275.6	354.7
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	59.6	51.7	122.8	113.0
Amortization of intangibles	49.4	42.1	102.0	84.7
Settlement of income tax contingencies	—	(48.5)	—	(69.2)
Changes in working capital	40.2	(17.8)	(112.0)	(58.2)
Changes in other assets and liabilities	(4.5)	(45.7)	(121.5)	(125.3)
Cash provided by operating activities	299.2	179.4	266.9	299.7
INVESTING ACTIVITIES
Capital expenditures	(109.0)	(67.9)	(170.5)	(138.0)
Business acquisitions, net of cash acquired	(462.7)	(37.8)	(577.4)	(106.1)
Purchase of Niscayah shares	(11.3)	(58.5)	(11.3)	(58.5)
Proceeds from sale of assets	4.4	2.2	6.3	26.0
Proceeds (payments) on net investment hedge settlements	5.0	(6.5)	7.0	(29.2)
Short-term investments	—	(42.5)	—	(42.5)
Cash used in investing activities	(573.6)	(211.0)	(745.9)	(348.3)
FINANCING ACTIVITIES
Payments on long-term debt	(320.8)	(400.9)	(321.1)	(401.4)
Proceeds from long-term debt	—	20.5	—	20.5
Net premium paid for equity option	—	(19.6)	—	(19.6)
Stock purchase contract fees	(0.8)	(0.8)	(1.6)	(1.6)
Net short-term borrowings	592.1	483.4	788.9	624.8
Cash dividends on common stock	(68.9)	(68.9)	(138.8)	(137.5)
Termination of interest rate swaps	—	—	35.8	—
Termination of forward starting interest rate swap	—	—	(56.4)	—
Proceeds from the issuance of common stock	10.9	30.0	75.5	85.4
Purchase of common stock for treasury	(206.9)	(5.4)	(217.8)	(6.1)
Cash provided by financing activities	5.6	38.3	164.5	164.5
Effect of exchange rate changes on cash and cash equivalents	(37.0)	26.9	(14.6)	55.7
Change in cash and cash equivalents	(305.8)	33.6	(329.1)	171.6
Cash and cash equivalents, beginning of period	883.6	1,880.8	906.9	1,742.8
CASH AND CASH EQUIVALENTS, END OF PERIOD	$577.8	$1,914.4	$577.8	$1,914.4
See notes to condensed consolidated financial statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

A.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Stanley Black & Decker, Inc.’s (the “Company”) Form 10-K for the year ended December 31, 2011.
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

In the first quarter of 2012, the Company adopted ASU 2011-05, "Comprehensive Income (Topic 220)," which revised the manner in which the Company presents comprehensive income in the financial statements. The new guidance requires entities to report components of comprehensive income in either (1) continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU did not change the items that must be reported in other comprehensive income.

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
The following table reconciles net earnings attributable to common shareowners and the weighted-average shares outstanding used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2012 and July 2, 2011:

	Second Quarter		Year-to-Date
	2012	2011	2012	2011
Numerator (in millions):
Net earnings from continuing operations attributable to common shareowners	$154.8	$197.6	$276.6	$355.0
Net (loss) earnings from discontinued operations	—	(0.3)	—	1.0
Net earnings attributable to common shareowners	$154.8	$197.3	$276.6	$356.0
Less earnings attributable to participating restricted stock units (“RSU’s”) (a)	—	0.4	—	0.8
Net Earnings — basic	$154.8	$196.9	$276.6	$355.2
Net Earnings — dilutive	$154.8	$197.3	$276.6	$356.0

(a)	Due to the delivery of a significant portion of the outstanding participating RSU’s in 2011, the earnings attributable to any remaining participating RSU’s in 2012 is deemed de minimus.

	Second Quarter		Year-to-Date
	2012	2011	2012	2011
Denominator (in thousands):
Basic earnings per share — weighted-average shares (a)	164,082	168,119	164,162	167,679
Dilutive effect of stock options, awards and convertible preferred units and notes	3,839	4,956	3,996	4,750
Diluted earnings per share — weighted-average shares	167,921	173,075	168,158	172,429
Earnings per share of common stock:
Basic earnings per share of common stock:
Continuing operations	$0.94	$1.17	$1.68	$2.11
Discontinued operations	—	—	—	0.01
Total basic earnings per share of common stock	$0.94	$1.17	$1.68	$2.12
Diluted earnings per share of common stock:
Continuing operations	$0.92	$1.14	$1.64	$2.06
Discontinued operations	—	—	—	0.01
Total dilutive earnings per share of common stock	$0.92	$1.14	$1.64	$2.06

(a)	The Company repurchased three million shares of common stock during the second quarter of 2012 for $200 million.
The following weighted-average stock options and warrants were outstanding during the three and six months ended June 30, 2012 and July 2, 2011, respectively, but were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	Second Quarter		Year-to-Date
	2012	2011	2012	2011
Number of stock options	1,900	1,146	2,042	1,518
Number of stock warrants	4,939	4,939	4,939	4,939
The Company has warrants outstanding, which entitle the holder to purchase up to 4,938,624 shares of its common stock with a strike price of $85.67. These warrants are anti-dilutive, as the strike price is greater than the market price of the Company’s common stock.

D.	Financing Receivables
Long-term trade financing receivables of $137.7 million and $131.2 million at June 30, 2012 and December 31, 2011, respectively, are reported within other assets in the Condensed Consolidated Balance Sheets. Financing receivables and long-term financing receivables are predominately related to certain security equipment leases with commercial businesses. Generally, the Company retains legal title to any equipment leases and bears the right to repossess such equipment in an event of default. All financing receivables are interest bearing and the Company has not classified any financing receivables as held-for-sale. Interest income earned from financing receivables that are not delinquent is recorded on the effective interest method. The Company considers any financing receivable that has not been collected within 90 days of original billing date as past-due or delinquent. Additionally, the Company considers the credit quality of all past-due or delinquent financing receivables as nonperforming.
The Company has an accounts receivable sale program that expires on December 11, 2014. According to the terms of that program the Company is required to sell certain of its trade accounts receivables at fair value to a wholly owned, consolidated, bankruptcy-remote special purpose subsidiary (“BRS”). The BRS, in turn, must sell such receivables to a third-party financial institution (“Purchaser”) for cash and a deferred purchase price receivable. The Purchaser’s maximum cash investment in the receivables at any time is $100.0 million. The purpose of the program is to provide liquidity to the Company. The Company accounts for these transfers as sales under ASC 860 “Transfers and Servicing”. Receivables are derecognized from the Company’s Consolidated Balance Sheets when the BRS sells those receivables to the Purchaser. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred purchase price receivable. At June 30, 2012, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.

At June 30, 2012 and December 31, 2011, $77.5 million and $92.1 million, respectively, of net receivables were derecognized. Gross receivables sold amounted to $309.1 million ($276.0 million, net) and $566.2 million ($504.3 million, net) for the three and six months ended June 30, 2012, respectively. These sales resulted in a pre-tax loss of $0.8 million and $1.4 million for the three and six months ended June 30, 2012, respectively. Proceeds from transfers of receivables to the Purchaser totaled $265.6 million and $463.0 million for the three and six months ended June 30, 2012, respectively. Collections of previously sold receivables, including deferred purchase price receivables, and all fees, which are settled one month in arrears, resulted in payments to the Purchaser of $248.6 million and $477.6 million for the three and six months ended June 30, 2012, respectively. Servicing fees amounted to less than $0.2 million and $0.3 million for the three and six months ended June 30, 2012, respectively.

Gross receivables sold amounted to $141.0 million ($129.2 million, net) and $265.1 million ($241.7 million, net) for the three and six months ended July 2, 2011, respectively. These sales resulted in a pre-tax loss of $0.3 million and $0.6 million for the three and six months ended July 2, 2011, respectively. Proceeds from transfers of receivables to the Purchaser totaled $143.7 million and $250.8 million for the three and six months ended July 2, 2011, respectively. Collections of previously sold receivables, including deferred purchase price receivables, and all fees, which are settled one month in arrears, resulted in payments to the Purchaser of $136.3 million and $244.8 million for the three and six months ended July 2, 2011, respectively. Servicing fees amounted to less than $0.1 million for both the three and six months ended July 2, 2011.
The Company’s risk of loss following the sale of the receivables is limited to the deferred purchase price receivable, which was $84.4 million at June 30, 2012 and $17.6 million at December 31, 2011. The deferred purchase price receivable will be repaid in cash as receivables are collected, generally within 30 days, and as such the carrying value of the receivable recorded approximates fair value. Delinquencies and credit losses on receivables sold were $(0.3) million for both the three and six months ended June 30, 2012, and $0.1 million and $0.2 million for the three and six months ended July 2, 2011, respectively. Cash inflows related to the deferred purchase price receivable totaled $73.0 million and $136.6 million for the three and six months ended June 30, 2012, respectively, and $32.1 million and $65.3 million for the three and six months ended July 2, 2011, respectively. All cash flows under the program are reported as a component of changes in accounts receivable within operating activities in the condensed consolidated statements of cash flows since all the cash from the Purchaser is either: 1) received upon the initial sale of the receivable; or 2) from the ultimate collection of the underlying receivables and the underlying receivables are not subject to significant risks, other than credit risk, given their short-term nature.

E.	Inventories
The components of inventories, net at June 30, 2012 and December 31, 2011 are as follows (in millions):

	2012	2011
Finished products	$1,128.5	$1,043.1
Work in process	163.1	147.7
Raw materials	283.3	247.8
Total	$1,574.9	$1,438.6

F.	Acquisitions

2012 ACQUISITIONS
During the first half of 2012, the Company completed four acquisitions for a total purchase price of $577.4 million, net of cash acquired. The largest of these acquisitions were AeroScout Inc. (“AeroScout”), which was purchased for $238.8 million, and Powers Fasteners, Inc (“Powers”), which was purchased for $224.4 million. AeroScout develops, manufactures, and sells real time locating systems ("RTLS") primarily to healthcare and other industrial customers. Powers distributes fastening products such as mechanical anchors, adhesive anchoring systems, and powered forced-entry systems, mainly for commercial construction end customers. AeroScout and Powers were purchased in the second quarter and will become part of the Security and CDIY segments, respectively. The combined assets acquired for these acquisitions, including $209 million of intangible assets and $7 million of cash acquired, are approximately $326 million, and the combined liabilities are approximately $117 million. The related goodwill associated with these two acquisitions is approximately $260 million.

Two smaller acquisitions were completed during the first quarter of 2012, which are both part of the Company's Industrial segment. The largest of these acquisitions was Lista North America (“Lista”), which was purchased for $90.3 million, net of cash acquired. Lista's storage and workbench solutions complement the Industrial & Automotive Repair division's tool, storage, RFID, and specialty supply product and service offerings. The total amount paid for the other 2012 acquisition was $23.9 million.

The total purchase price for the acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The purchase accounting for these recent acquisitions is preliminary, principally with respect to finalization of intangible asset valuation and certain other minor items.
2011 ACQUISITIONS
NISCAYAH
On September 9, 2011 the Company established a controlling ownership interest of 95% in Niscayah. This was accomplished as part of an existing tender offer to purchase all Niscayah outstanding shares at a price of 18 SEK per share, whereby the Company increased its ownership interest from 5.8% of the outstanding shares of Niscayah at July 2, 2011 to 95% of the outstanding shares at September 9, 2011. Over the remainder of 2011, the Company purchased additional outstanding shares of Niscayah, bringing the Company’s total ownership interest in Niscayah to 99% at December 31, 2011. During the second quarter of 2012, the Company purchased the remaining outstanding shares of Niscayah for $11.3 million, or 18SEK per share. The total purchase price paid for Niscayah was $995.8 million.

The Niscayah acquisition has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The following table summarizes the estimated fair values of major assets acquired and liabilities assumed:

(Millions of Dollars)
Cash and cash equivalents	$21.1
Accounts and notes receivable, net	181.0
Inventories, net	55.3
Prepaid expenses and other current assets	45.3
Property, plant and equipment	46.3
Trade names	6.0
Customer relationships	350.0
Other assets	43.1
Short-term borrowings	(202.9)
Accounts payable	(55.8)
Deferred taxes	(147.7)
Other liabilities	(212.1)

Total identifiable net assets	129.6
Goodwill	866.2

Total consideration transferred	$995.8
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
The weighted average useful life assigned to the trade names was 4 years and to customer relationships was 16 years.
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected cost synergies of the combined business, assembled workforce, and the going concern nature of Niscayah.
The purchase price allocation for Niscayah is preliminary in certain respects. During the measurement period the Company expects to record adjustments relating to the property, plant and equipment valuations, various opening balance sheet contingencies and for various income tax matters, amongst others. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company’s judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results from operations. The Company will finalize the Niscayah purchase accounting in the third quarter of 2012 during the measurement period. The finalization of the Company’s purchase accounting assessment will result in changes in the valuation of assets and liabilities acquired which the Company does not expect to be material.
OTHER 2011 ACQUISITIONS
During 2011, the Company completed nine other acquisitions for a total purchase price of $216.2 million, net of cash acquired. The purchase price allocations for these acquisitions are substantially complete, pending the finalization of intangible asset valuations. There were no significant changes to the purchase price allocations made during the first six months of 2012.
ACTUAL AND PRO-FORMA IMPACT FROM ACQUISITIONS
Actual Impact from Acquisitions
The following tables presents information for AeroScout, Powers, Lista and other 2012 acquisitions that are included in the Company’s Consolidated Statements of Operations and Comprehensive Income:

	Second Quarter	Year-to-Date
(Millions of Dollars)	2012	2012
Net Sales	$35.4	$54.6
Net (Loss) Income	(0.2)	1.9
Pro-forma Impact from Acquisitions
The following table presents supplemental pro-forma information as if the Niscayah, AeroScout, Powers and other 2012 and 2011 acquisitions had occurred on January 2, 2011. This pro-forma information includes acquisition-related charges for the period. The pro-forma consolidated results are not necessarily indicative of what the Company’s consolidated net earnings would have been had the Company completed these acquisitions on January 2, 2011.

	Second Quarter		Year-to-Date
(Millions of Dollars, except per share amounts)	2012	2011	2012	2011
Net sales	$2,845.5	$2,923.1	$5,539.4	$5,588.9
Net earnings attributable to common shareowners	153.1	198.4	272.4	357.0
Diluted earnings per share-continuing operations	0.92	1.15	1.64	2.07
The 2012 pro-forma results were calculated by combining the results of Stanley Black & Decker with AeroScout's and Powers' stand-alone results for their respective pre-acquisition periods. The following adjustments were made to account for certain costs which would have been incurred during this pre-acquisition period:

•
Elimination of the historical pre-acquisition intangible asset amortization expense and the addition of intangible asset amortization expense related to intangibles valued as part of the purchase price allocation that would have been incurred from January 1, 2012 to the acquisition dates.

•	The modifications above were adjusted for the applicable tax impact.
The 2011 pro-forma results were calculated by combining the results of Stanley Black & Decker with AeroScout's, Powers', Lista's and Niscayah’s stand-alone results from January 2, 2011 through July 2, 2011. The pre-acquisition results of the other 2011 acquisitions were also combined for their respective pre-acquisition periods. The following adjustments were made to account for certain costs which would have been incurred during this pre-acquisition period:

•
Elimination of the historical pre-acquisition intangible asset amortization expense and the addition of intangible asset amortization expense related to intangibles valued as part of the purchase price allocation that would have been incurred from January 2, 2011 to July 2, 2011.

•	Additional expense for the inventory step-up which would have been amortized as the corresponding inventory was sold.

•	Reduced revenue for fair value adjustments made to deferred revenue for AeroScout and Niscayah.

•	The modifications above were adjusted for the applicable tax impact.

G.	Goodwill
Changes in the carrying amount of goodwill by segment are as follows (in millions):

(Millions of Dollars)	CDIY	Industrial	Security	Total
Balance December 31, 2011	$3,004.2	$1,291.4	$2,624.5	$6,920.1
Addition from acquisitions	91.4	47.4	253.0	391.8
Foreign currency translation	(3.5)	(24.5)	(19.8)	(47.8)
Balance June 30, 2012	$3,092.1	$1,314.3	$2,857.7	$7,264.1

H.	Long-Term Debt and Financing Arrangements
Long-term debt and financing arrangements at June 30, 2012 and December 31, 2011 follow:

	Interest Rate	2012	2011
Notes payable due 2012	4.90%	201.7	204.2
Convertible notes payable due in 2012	3 month LIBOR less 3.50%	—	316.1
Notes payable due 2013	6.15%	257.0	259.2
Notes payable due 2014	4.75%	312.0	312.7
Notes payable due 2014	8.95%	380.4	388.7
Notes payable due 2016	5.75%	330.3	330.5
Notes payable due in 2018 (junior subordinated)	4.25%	632.5	632.5
Notes payable due 2021	3.40%	416.9	402.9
Notes payable due 2028	7.05%	173.6	167.5
Notes payable due 2040	5.20%	399.7	399.7
Other, payable in varying amounts through 2021	0.00% – 7.14%	36.7	38.2
Total long-term debt, including current maturities		$3,140.8	$3,452.2
Less: Current maturities of long-term debt		(216.3)	(526.4)
Long-term debt		$2,924.5	$2,925.8
In January 2012, the Company terminated its fixed-to-floating interest rate swaps on its $200.0 million notes payable due in 2012 and $250.0 million notes payable due in 2013. The Company previously had fixed-to-floating rate swaps on these notes that were terminated in December 2008. The $1.7 million adjustment to the carrying value of the $200.0 million 2012 notes at June 30, 2012 pertains to the unamortized gain on both terminated swaps. At June 30, 2012, the carrying value of the $250.0 million notes payable due 2013 includes $7.1 million pertaining to the unamortized gain on the terminated swaps partially offset by $0.1 million unamortized discount on the notes.

In January 2012, the Company terminated its fixed-to-floating interest rate swap on its $300.0 million notes payable due in 2014. At June 30, 2012, the carrying value of the $300.0 million notes payable due 2014 includes $4.7 million pertaining to the unamortized gain on the terminated swap as well as $7.3 million associated with fair value adjustments made in purchase accounting.
In January 2012, the Company terminated its fixed-to-floating interest rate swap on its $300.0 million notes payable due in 2016. At June 30, 2012, the carrying value of the $300.0 million note payable includes $12.3 million pertaining to the unamortized gain on the terminated swap as well as $18.0 million associated with fair value adjustments made in purchase accounting.
In January 2012, the Company entered into an additional $200.0 million fixed-to-floating interest rate swap. The Company previously entered into a $200.0 million fixed-to-floating interest rate swap on its $400.0 million notes payable due in 2021. At June 30, 2012, the carrying value of the $400.0 million notes payable due in 2021 includes $17.3 million pertaining to the fair value adjustment on the swaps partially offset by $0.4 million unamortized discount on the notes.
In January 2012, the Company entered into a fixed-to-floating interest rate swap on its $150.0 million notes payable due in 2028. At June 30, 2012, the carrying value of the $150.0 million notes payable due in 2028 includes $6.2 million pertaining to the fair value adjustment of the swaps as well as $17.4 million associated with fair value adjustments made in purchase accounting.
Unamortized gains and fair value adjustments associated with interest rate swaps and the impact of those swaps terminated this quarter are more fully discussed in Note I, Derivative Financial Instruments.
The Company repaid the $320.0 million principal of its Convertible Notes at maturity, in cash, on May 17, 2012. Additionally, the Company settled the conversion option value by delivering 640,018 common shares. The conversion rate was 15.6666 per $1,000 note (equivalent to a conversion price set at $63.83 per common share), and the applicable market value of the Company's stock at settlement was $73.24. The Company's Bond Hedge also matured May 17, 2012 resulting in the receipt of 640,772 common shares from the counterparties. The aggregate effect of these financial instruments was a 754 decrease in the Company’s common shares.  Refer to Note H, Long-Term Debt and Financing Arrangements, of the Company’s Form 10-K for the year ended December 31, 2011 for further discussion.
At June 30, 2012, the Company had $789.2 million of borrowings outstanding against the Company’s $2.0 billion commercial paper program. At December 31, 2011, the Company had no commercial paper borrowings outstanding.

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

A summary of the fair value of the Company’s derivatives recorded in the Consolidated Balance Sheets at June 30, 2012 and December 31, 2011 follows (in millions):

	Balance Sheet Classification	2012	2011	Balance Sheet Classification	2012	2011
Derivatives designated as hedging instruments:
Interest Rate Contracts Cash Flow	Other current assets	$—	$—	Accrued expenses	$42.8	$86.9
Interest Rate Contracts Fair Value	Other current assets	12.0	21.7	Accrued expenses	2.6	5.2
	LT other assets	18.6	15.2	LT other liabilities	—	—
Foreign Exchange Contracts Cash Flow	Other current assets	9.4	5.3	Accrued expenses	—	1.4
	LT other assets	2.2	—	LT other liabilities	—	0.8
Net Investment Hedge	Other current assets	15.9	27.7	Accrued expenses	2.3	—
		$58.1	$69.9		$47.7	$94.3
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$91.0	$48.1	Accrued expenses	$119.4	$63.4
	LT other assets	—	24.5	LT other liabilities	11.0	24.0
		$91.0	$72.6		$130.4	$87.4

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
During the first six months of 2012 and 2011, significant cash flows related to derivatives including those that are separately discussed in Cash Flow Hedges, Fair Value Hedges and Net Investment Hedges below resulted in net cash received of $0.7 million and cash paid of $82.1 million, respectively.
CASH FLOW HEDGES
There was an $75.1 million and a $75.9 million after-tax loss as of June 30, 2012 and December 31, 2011, respectively, reported for cash flow hedge effectiveness in accumulated other comprehensive loss. An after-tax loss of $2.5 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next twelve months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies and interest rates through the maturity dates.
The tables below detail pre-tax amounts reclassified from accumulated other comprehensive income (loss) into earnings for active derivative financial instruments during the periods in which the underlying hedged transactions affected earnings for the six months ended June 30, 2012 and July 2, 2011 (in millions):

Year-to-date 2012 (In millions)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Interest Rate Contracts	$(8.1)	Interest expense	$—	$—
Foreign Exchange Contracts	$6.0	Cost of Sales	$1.0	$—

Year-to-date 2011 (In millions)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Interest Rate Contracts	$(12.2)	Interest expense	$—	$—
Foreign Exchange Contracts	$(17.0)	Cost of sales	$(10.3)	—
 * Includes ineffective portion and amount excluded from effectiveness testing on derivatives.

For the second quarter and the first six months of 2012, the hedged items’ impact to the Consolidated Statement of Operations and Comprehensive Income was a loss of $0.2 million and a loss of $1.0 million, respectively, in Cost of Sales, which is offsetting the loss shown above. For the second quarter and first six months of 2011, the hedged items’ impact to the Consolidated Statement of Operations and Comprehensive Income was a gain of $5.1 million and $10.3 million in Cost of Sales. There was no impact related to the interest rate contracts’ hedged items and the impact of de-designated hedges was immaterial for all periods presented.
For the second quarter and first six months of 2012 an after-tax loss of $0.6 million and $0.8 million, respectively, were reclassified from Accumulated other comprehensive income (loss) into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) during the periods in which the underlying hedged transactions affected earnings. For the second quarter and first six months of 2011, an after-tax loss of $4.1 million and $8.3 million, respectively, were reclassified from Accumulated other comprehensive income (loss) into earnings (inclusive of the gain/loss amortization on terminated derivative financial instruments) during the periods in which the underlying hedged transactions affected earnings.

Interest Rate Contract: The Company enters into interest rate swap agreements in order to obtain the lowest cost source of funds within a targeted range of variable to fixed-rate debt proportions. At June 30, 2012 and December 31, 2011, the Company had $160.0 million and $400.0 million, respectively, of forward starting swaps outstanding fixing the interest rate on the expected refinancing of debt in 2012 as discussed below.
In December 2009, the Company executed forward starting interest rate swaps with an aggregate notional amount of $400.0 million fixing interest at 4.7835%. The objective of the hedge was to offset the expected variability on future payments associated with the interest rate on debt instruments. In January 2012, contracts with a total notional amount of $240.0 million of these forward-starting interest rate swaps were terminated. The terminations resulted in cash payments of $56.4 million, which was recorded in accumulated other comprehensive loss and will be amortized to earnings over future periods. The cash flows stemming from the termination of such interest rate swaps designated as cash flow hedges are presented within financing activities in the Condensed Consolidated Statement of Cash Flows.
Foreign Currency Contracts
Forward Contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from subsidiaries with non-U.S. dollar functional currencies which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases of inventory. Gains and losses reclassified from accumulated other comprehensive loss for the effective and ineffective portions of the hedge as well as any amounts excluded from effectiveness testing are recorded in cost of sales. Gains and losses incurred after a hedge has been de-designated are not recorded in Accumulated other comprehensive income, but are recorded directly to the Consolidated Statement of Operations and Comprehensive Income in other-net. At June 30, 2012, the notional value of forward currency contracts outstanding was $267.5 million, of which $5.0 million had been de-designated and matures at various dates through 2013. At December 31, 2011, the notional value of forward currency contracts outstanding was $196.8 million, of which $19.8 million has been de-designated, maturing at various dates through 2013.
Purchased Option Contracts: The Company and its subsidiaries have entered into various inter-company transactions whereby the notional values are denominated in currencies other than the functional currencies of the party executing the trade. In order to better match the cash flows of its inter-company obligations with cash flows from operations, the Company enters into purchased option contracts. Gains and losses reclassified from accumulated other comprehensive income (loss) for the effective and ineffective portions of the hedge as well as any amounts excluded from effectiveness testing are recorded in cost of sales. At June 30, 2012, the notional value of purchased option contracts was $70.0 million maturing at various dates through 2013. As of December 31, 2011, there were no purchased option contracts outstanding.
FAIR VALUE HEDGES
Interest Rate Risk: In an effort to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, the Company enters into interest rate swaps. In January 2012, the Company entered into interest rate swaps with a notional of $150.0 million, related to the Company’s $150.0 million 7.05% notes due in 2028. Also, in January 2012, the Company entered into an incremental interest rate swap with a notional value of $200.0 million, related to the Company’s $400.0 million 3.4% notes due in 2021, as a $200.0 million notional value interest rate swap from December 2011 was already in place. These interest rate swaps effectively converted the Company’s fixed rate debt to floating rate debt based on LIBOR, thereby hedging the fluctuation in fair value resulting from changes in interest rates. In January 2012, the Company terminated interest rate swaps with notional values equal to the Company’s $300.0 million 4.75% notes due in 2014, $300.0 million 5.75% notes due in 2016, $200.0 million 4.9% notes due in 2012 and $250.0 million 6.15% notes due in 2013. These terminations resulted in cash receipts of $35.8 million. The resulting gain of $28.0 million was deferred and will be amortized to earnings over the remaining life of the notes. The changes in fair value of the interest rate swaps during the period were recognized in earnings as well as the offsetting changes in fair value of the underlying notes. The notional value of open contracts was $550.0 million and $1.25 billion as of June 30, 2012 and December 31, 2011, respectively. A summary of the fair value adjustments relating to these swaps is as follows (in millions):

	Second Quarter 2012		Year-to-Date 2012
Income Statement Classification	Gain/(Loss) on Swaps	Gain /(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain /(Loss) on Borrowings
Interest Expense	$27.6	$(27.6)	$25.0	$(25.0)

	Second Quarter 2011		Year-to-Date 2011
Income Statement Classification	Gain/(Loss) on Swaps	Gain /(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain /(Loss) on Borrowings
Interest Expense	$15.9	$(15.9)	$11.1	$(11.1)
In addition to the amounts in the table above, the net swap accruals for each period and amortization of the gains on terminated swaps are also reported as a reduction of interest expense and totaled $6.6 million and $13.2 million for the second quarter and first six months of 2012, respectively, and $5.0 million and $9.4 million for the second quarter and first six months of 2011, respectively. Interest expense on the underlying debt was $6.1 million and $15.8 million for the second quarter and first six months of 2012, respectively, and $14.1 million and $27.6 million for the first six months of 2011, respectively.

NET INVESTMENT HEDGES
Foreign Exchange Contracts: The Company utilizes net investment hedges to offset the translation adjustment arising from re-measurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in accumulated other comprehensive loss were losses of $37.1 million and $32.7 million at June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012, the Company had foreign exchange contracts that mature at various dates through March 2013 with notional values totaling $956.1 million outstanding hedging a portion of its pound sterling denominated net investment. As of December 31, 2011, the Company had foreign exchange contracts that mature at various dates through October 2012 with notional values totaling $925.4 million outstanding hedging a portion of its pound sterling denominated net investment. For the first six months of 2012, maturing foreign exchange contracts resulted in net cash receipts of $7.0 million. For the first six months of 2011, maturing foreign exchange contracts resulted in net cash payments of $29.2 million. Gains and losses on net investment hedges remain in accumulated other comprehensive income (loss) until disposal of the underlying assets.
The pre-tax gain or loss from year-to-date fair value changed was as follows (in millions):

	Second Quarter 2012			Year-to-Date 2012
Income Statement Classification	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement
Other-net	$24.8	$—	$—	$(7.1)	$—	$—

	Second Quarter 2011			Year-to-Date 2011
Income Statement Classification	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement
Other-net	$(1.9)	$—	$—	$(35.9)	$—	$—
 * Includes ineffective portion and amount excluded from effectiveness testing.
UNDESIGNATED HEDGES
Foreign Exchange Contracts: Currency swaps and foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the contracts outstanding at June 30, 2012 was $4.9 billion of forward contracts and $101.3 million in currency swaps, maturing at various dates primarily through May 2013 with the currency swap maturing in December 2014. The total notional amount of the contracts outstanding at December 31, 2011 was $3.9 billion of forward contracts and $100.8 million in currency swaps. The income statement impacts related to derivatives not designated as hedging instruments for 2012 and 2011 are as follows (in millions):

Derivatives Not Designated as Hedging Instruments under ASC 815	Income Statement Classification	Second Quarter 2012 Amount of Gain (Loss) Recorded in Income on Derivative	Year-to-Date 2012 Amount of Gain (Loss) Recorded in Income on Derivative
Foreign Exchange Contracts	Other-net	$8.6	$(0.1)

Derivatives Not Designated as Hedging Instruments under ASC 815	Income Statement Classification	Second Quarter 2011 Amount of Gain (Loss) Recorded in Income on Derivative	Year-to-Date 2011 Amount of Gain (Loss) Recorded in Income on Derivative
Foreign Exchange Contracts	Other-net	$(29.7)	$(39.6)

J.	Equity Arrangements
In the third quarter of 2011, the Company entered into a forward share purchase contract on its common stock. This contract obligates the Company to pay $350.0 million, subject to certain adjustments, to the financial institution counterparty not later than August 2013 or earlier at the Company’s option, for the 5,581,400 shares purchased. The reduction of common shares outstanding was recorded at inception of the forward share purchase contract and factored into the calculation of weighted average shares outstanding.

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
Following the issuance of Convertible Preferred Stock upon settlement of a holder’s Purchase Contracts, a holder of Convertible Preferred Stock may, at its option, at any time and from time to time, convert some or all of its outstanding shares of Convertible Preferred Stock at a conversion rate of 1.3333 shares of the Company’s common stock per share of Convertible Preferred Stock (subject to customary anti-dilution provisions), which is equivalent to an initial conversion price of approximately $75.00 per share of common stock. Assuming conversion of the 6,325,000 shares of Convertible Preferred Stock at the 1.3333 initial conversion rate a total of 8.43 million shares of the Company’s common stock may be issued upon conversion. As of June 30, 2012, due to the customary anti-dilution provisions, the conversion rate on the Convertible Preferred Stock is 1.3416 (equivalent to a conversion price of approximately $74.54 per common share). In the event that holders elect to settle their Purchase Contracts prior to November 17, 2015, the Company will deliver a number of shares of Convertible Preferred Stock equal to 85% of the Purchase Contracts tendered, together with cash in lieu of fractional shares. Upon a conversion on or after November 15, 2015 the Company may elect to pay or deliver, as the case may be, solely shares of common stock, together with cash in lieu of fractional shares (“physical settlement”), solely cash (“cash settlement”), or a combination of cash and common stock (“combination settlement”). The Company may redeem some or all of the Convertible Preferred Stock on or after December 22, 2015 at a redemption price equal to 100% of the $100 liquidation preference per share plus accrued and unpaid dividends to the redemption date.
In November 2010, contemporaneously with the issuance of the Convertible Preferred Units described above, the Company paid $50.3 million, or an average of $5.97 per option, to enter into capped call transactions (equity options) on 8.43 million shares of common stock with certain major financial institutions. The purpose of the capped call transactions is to offset the common shares that may be deliverable upon conversion of shares of Convertible Preferred Stock. With respect to the impact on the Company, the capped call transactions and the Convertible Preferred Stock, when taken together, result in the economic equivalent of having the conversion price on the Convertible Preferred Stock at $97.35, the upper strike price of the capped call (as of June 30, 2012). Refer to Note H, Long-Term Debt and Financing Arrangements, and Note J, Capital Stock, of the Company’s Form 10-K for the year ended December 31, 2011 for further discussion. In accordance with ASC 815-40 “Derivatives and Hedging – Contracts in Entity’s own Equity”, the $50.3 million premium paid was recorded as a reduction to equity.
The capped call transactions cover, subject to customary anti-dilution adjustments, the number of shares of common stock equal to the number of shares of common stock underlying the maximum number of shares of Convertible Preferred Stock issuable upon settlement of the Purchase Contracts. Each of the capped call transactions has a term of approximately 5 years and initially had a lower strike price of $75.00, which corresponded to the initial conversion price of the Convertible Preferred Stock, and an upper strike price of $97.95, which was approximately 60% higher than the closing price of the common stock on November 1, 2010. The capped call transactions may be settled by net share settlement (the default settlement method) or, at the Company’s option and subject to certain conditions, cash settlement, physical settlement or modified physical settlement. The aggregate fair value of options at June 30, 2012 was $45.7 million.
A summary of the capped call (equity options) issued is as follows:

			(Per Share)
Series	Original Number of Options	Net Premium Paid (In millions)	Adjusted Lower Strike Price	Adjusted Upper Strike Price
Series I	2,811,041	$16.8	$74.54	$97.35
Series II	2,811,041	$16.8	$74.54	$97.35
Series III	2,811,041	$16.7	$74.54	$97.35
	8,433,123	$50.3	$74.54	$97.35

K.	Net Periodic Benefit Cost — Defined Benefit Plans
Following are the components of net periodic benefit cost for the three and six months ended June 30, 2012 and July 2, 2011 (in millions):

	Second Quarter
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
	2012	2011	2012	2011	2012	2011
Service cost	$1.6	$1.4	$2.9	$3.1	$0.3	$0.3
Interest cost	15.7	17.5	11.3	13.5	0.7	1.0
Expected return on plan assets	(16.5)	(17.3)	(10.7)	(12.9)	—	—
Amortization of prior service cost (credit)	0.3	0.2	0.1	0.1	(0.3)	(0.4)
Amortization of transition obligation	—	—	—	0.1	—	—
Amortization of net loss	1.6	0.6	0.7	0.7	—	—
Curtailment loss	$—	$—	$0.3	$—	$—	$—
Net periodic benefit cost	$2.7	$2.4	$4.6	$4.6	$0.7	$0.9

	Year-to-Date
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
	2012	2011	2012	2011	2012	2011
Service cost	$3.3	$3.2	$5.8	$6.1	$0.5	$0.5
Interest cost	31.2	35.0	23.1	26.6	1.4	1.9
Expected return on plan assets	(33.2)	(35.0)	(21.7)	(25.5)	—	—
Amortization of prior service cost (credit)	0.5	0.5	0.2	0.2	(0.6)	(0.7)
Amortization of transition obligation	—	—	—	0.1	—	—
Amortization of net loss	3.1	1.3	1.5	1.5	—	—
Curtailment loss	—	—	0.6	—	—	—
Net periodic benefit cost	$4.9	$5.0	$9.5	$9.0	$1.3	$1.7

L.	Fair Value Measurements
ASC 820 establishes a consistent framework for measuring, and expands disclosure requirements about fair value. ASC 820 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:
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
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of the hierarchy levels (millions of dollars):

	Total Carrying Value	Level 1	Level 2
June 30, 2012:
Money market fund	$9.5	$9.5	$—
Derivative assets	$149.1	$—	$149.1
Derivative liabilities	$178.1	$—	$178.1
December 31, 2011:
Money market fund	$39.0	$39.0	$—
Derivative assets	$142.5	$—	$142.5
Derivative liabilities	$181.7	$—	$181.7
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

	June 30, 2012		December 31, 2011
(millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$3,140.8	$3,274.0	$3,452.2	$3,623.4
Derivative assets	$149.1	$149.1	$142.5	$142.5
Derivative liabilities	$178.1	$178.1	$181.7	$181.7
The fair values of long-term debt instruments are considered Level 2 instruments within the fair value hierarchy and are estimated using a discounted cash flow analysis, based on the Company’s marginal borrowing rates. The fair value of the Company’s variable rate short term borrowings approximate their carrying value at June 30, 2012. The fair values of foreign currency and interest rate swap agreements, comprising the derivative assets and liabilities in the table above, are based on current settlement values.
As discussed in Note D, Financing Receivables, the Company has a deferred purchase price receivable related to sales of trade receivables. The deferred purchase price receivable will be repaid in cash as receivables are collected, generally within 30 days, and as such the carrying value of the receivable approximates fair value.

M.	Other Costs and Expenses
Other-net is primarily comprised of intangible asset amortization expense, currency gains or losses, environmental expense and merger and acquisition-related charges, primarily consisting of transaction costs. During the three and six months ended June 30, 2012, Other-net included $13.4 million and $25.5 million in merger and acquisition-related costs, respectively. During the three and six months ended July 2, 2011, Other-net included $6.5 million and $9.8 million in merger and acquisition-related costs, respectively.

N.	Restructuring Charges
A summary of the restructuring reserve activity from December 31, 2011 to June 30, 2012 is as follows (in millions):

	12/31/2011	Additions, net	Usage	Currency	6/30/2012
2012 Actions
Severance and related costs	$—	$51.1	$(25.3)	$(1.1)	$24.7
Facility closures	—	12.7	(4.8)	—	7.9
Subtotal 2012 actions	$—	$63.8	$(30.1)	$(1.1)	$32.6
Pre-2012 Actions
Severance and related costs	$82.4	$(3.4)	$(32.1)	$(0.6)	$46.3
Facility closures	1.7	0.3	(0.5)	—	1.5
Subtotal Pre-2012 actions	$84.1	$(3.1)	$(32.6)	$(0.6)	$47.8
Total	$84.1	$60.7	$(62.7)	$(1.7)	$80.4

2012 Actions: In the first six months of 2012, the Company continued with restructuring activities associated with the Black & Decker merger, Niscayah and other acquisitions, and recognized $30.6 million of restructuring charges related to activities initiated in the current year. Of those charges, $20.9 million relates to severance charges associated with the reduction of approximately 400 employees and $9.7 million relates to facility closure costs. For the three months ended June 30, 2012, the Company recognized $12.0 million of restructuring charges related to activities initiated in the current year. Of those charges, $6.1 million relates to severance charges associated with the reduction of approximately 100 employees and $5.9 million relates to facility closure costs.
In addition, the Company has initiated cost reduction actions in the first six months of 2012 that were not associated with any merger and acquisition activities, resulting in severance charges of $30.2 million pertaining to the reduction of approximately 600 employees and $3.0 million of facility closure costs. For the three months ended June 30, 2012, the Company recognized severance charges of $11.3 million pertaining to the reduction of approximately 250 employees and $3.0 million of facility closure costs.
Of the $32.6 million of reserves remaining as of June 30, 2012 the majority are expected to be utilized in 2012.
Pre-2012 Actions: During the second quarter of 2012, the Company released $3.4 million of the severance reserve related to residual liabilities for prior year initiatives. The Company also incurred $0.3 million of facility closure costs associated with prior year initiatives.
The vast majority of the remaining reserve balance of $47.8 million relating to pre-2012 actions is expected to be utilized in 2012.
Segments: The $60.7 million of charges recognized in the first six months of 2012 includes: $22.2 million pertaining to the CDIY segment; $22.9 million pertaining to the Security segment; and $15.6 million pertaining to the Industrial segment. During the second quarter of 2012, the Company recognized $23.3 million of charges including $7.9 million pertaining to the CDIY segment; $7.4 million pertaining to the Security segment; and $8.0 million pertaining to the Industrial segment.

O.	Income Taxes
The Company recognized income tax expense of $51.3 million and $87.9 million for the three and six month periods ended June 30, 2012 respectively, resulting in an effective tax rate of 24.9% and 24.2% respectively. The effective tax rate differs from the U.S. statutory tax rate for the three and six month periods ended June 30, 2012, primarily due to a portion of the Company's earnings realized in lower-taxed foreign jurisdictions and the completion of a foreign business integration structure, resulting in a tax benefit of $16.7 million in the quarter.
The income tax expense for the three and six month periods ended July 2, 2011, were $27.7 million and $50.9 million, respectively, resulting in an effective tax rate of 12.3% and 12.5% for the respective periods. The income tax expense for the three and six month periods include tax benefits of $48.5 million and$69.2 million, respectively, for the favorable settlement of certain tax contingencies. In addition, the effective tax rate differs from the U.S. statutory tax rate for the three and six month periods ended July 2, 2011, primarily due to a portion of the Company's earnings realized in lower-taxed foreign jurisdictions, partially offset by the inclusion of $17.5 million of uncertain tax positions in the current period related to ongoing operational and legal entity integrations.
The Company is subject to the examination of its income tax returns by the Internal Revenue Service and other taxing authorities both domestically and internationally. The final outcome of the future tax consequences of these examinations and legal proceedings, as well as, the outcome of competent authority proceedings, changes and interpretation in regulatory tax laws, or expiration of statute of limitations could impact the Company's financial statements. Accordingly, the Company has tax reserves recorded for which it is reasonably possible that the amount of the unrecognized tax benefit will increase or decrease which could have a material effect on the financial results for any particular fiscal quarter or year. However, based on the uncertainties associated with litigation and the status of examinations, including the protocols of finalizing audits by the relevant tax authorities which could include formal legal proceedings, it is not possible to estimate the impact of any such change.

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

The Security segment is comprised of the electronic security solutions ("CSS") and the Mechanical Access Solutions businesses. The CSS business designs, supplies and installs electronic security systems and provides electronic security services, including alarm monitoring, video surveillance, fire alarm monitoring, systems integration and system maintenance and repair. Purchasers of these systems typically contract for ongoing security systems monitoring and maintenance at the time of initial equipment installation. The CSS business also sells healthcare solutions which include medical carts and cabinets, asset tracking, infant protection, pediatric protection, patient protection, wander management, fall management, and emergency call products. The Mechanical Access Solutions business sells and installs automatic doors, residential and commercial hardware, locking mechanisms, electronic keyless entry systems, keying systems, tubular and mortise door locksets.
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

	Second Quarter		Year-to-Date
	2012	2011	2012	2011
NET SALES
CDIY	$1,387.2	$1,364.4	$2,615.4	$2,575.2
Security	792.3	613.2	1,555.0	1,163.0
Industrial	634.7	625.7	1,296.7	1,226.6
Total	$2,814.2	$2,603.3	$5,467.1	$4,964.8
SEGMENT PROFIT
CDIY	$206.6	$190.6	$364.3	$347.1
Security	107.4	103.1	199.0	176.5
Industrial	94.9	96.8	219.0	201.9
Segment profit	408.9	390.5	782.3	725.5
Corporate overhead	(56.5)	(57.8)	(122.9)	(117.1)
Other-net	(91.0)	(59.6)	(171.7)	(112.1)
Restructuring charges	(23.3)	(21.0)	(60.7)	(34.3)
Interest expense	(34.6)	(34.0)	(68.4)	(68.7)
Interest income	2.3	7.2	4.9	12.3
Earnings from continuing operations before income taxes	$205.8	$225.3	$363.5	$405.6
The Company recorded a total of $8.7 million and $14.1 million of merger and acquisition-related charges, respectively, which reduced segment gross profit associated with facility closures and an additional $16.9 million and $27.2 million, respectively, in SG&A primarily for integration costs associated with merger and acquisition-related activities for the three and six month periods ended June 30, 2012. For the three and six months ended July 2, 2011, the Company recorded a total of $5.3 million and $11.3 million of merger and acquisition-related charges, respectively, which reduced segment gross profit associated with facility closure and an additional $1.3 million and $2.2 million, respectively in SG&A primarily for integration costs associated with the merger and acquisition-related activities. These charges reduced segment profit by $10.5 million in CDIY, $14.1 million in Security and $1.0 million in Industrial for the three months ended June 30, 2012, and $4.2 million in CDIY and $2.1 million in Security, and $0.3 million for Industrial for the three months ended July 2, 2011. On a year-to-date basis, segment profit was reduced by $13.8 million in CDIY, $24.5 million in Security, and $3.0 million in Industrial for six months ended June 30, 2012, and $6.6 million in CDIY, $6.6 million in Security, and $0.3 million in Industrial for the six months ended July 2, 2011.
Corporate overhead for the three and six months ended June 30, 2012 includes $17.7 million and $35.2 million of charges pertaining primarily to merger and acquisition-related employee charges and integration costs. For the three and six months ended July 2, 2011, such charges included in corporate overhead were $16.4 million and $31.4 million.

The following table is a summary of total assets by segment for the periods ended June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
CDIY	$7,525.7	$7,499.5
Security	5,259.7	5,167.4
Industrial	3,373.7	3,282.9
	16,159.1	15,949.8
Corporate assets	191.3	(0.8)
Consolidated	$16,350.4	$15,949.0
Corporate assets primarily consist of cash, deferred taxes and property, plant and equipment.

Q.	Commitments and Contingencies
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

The EPA has provided to Black & Decker and certain of its current and former affiliates a “Notice of Potential Liability” related to environmental contamination found at the Centredale Manor Restoration Project Superfund site, located in North Providence, Rhode Island. The EPA has discovered a variety of contaminants at the site, including but not limited to, dioxins, polychlorinated biphenyls, and pesticides. The EPA alleged that Black & Decker and certain of its current and former affiliates are liable for site clean-up costs under CERCLA as successors to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. The EPA released a Proposed Remedial Action Plan in October 2011, which identified and described the EPA’s preferred remedial alternative for the site. The estimated remediation costs related to this Centredale site (including the EPA’s past costs as well as costs of additional investigation, remediation, and related costs such as EPA’s oversight costs, less escrowed funds contributed by primary potentially responsible parties (PRPs) who have reached settlement agreements with the EPA), which the Company considers to be probable and reasonably estimable, range from approximately $68.1 million to $139.7 million, with no amount within that range representing a more likely outcome until such time as the EPA completes its remedy selection process for the site. The Company’s reserve for this environmental remediation matter of $68.1 million reflects the fact that the EPA considers Metro-Atlantic, Inc. to be a primary source of contamination at the site. The Company has determined that it is likely to contest the EPA’s claims with respect to this site. Further, to the extent that the Company agrees to perform or finance additional remedial activities at this site, it intends to seek participation or contribution from additional PRPs and insurance carriers. As the specific nature of the environmental remediation activities that may be mandated by the EPA at this site have not yet been finally determined, the ultimate remedial costs associated with the site may vary from the amount accrued by the Company at June 30, 2012.
In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. In the normal course of business, the Company is involved in various lawsuits and claims. In addition, the Company is a party to a number of proceedings before federal and state regulatory agencies relating to environmental remediation. Also, the Company, along with many other companies, has been named as a PRP in a number of administrative proceedings for the remediation of various waste sites, including approximately 30 active Superfund sites. Current laws potentially impose joint and several liabilities upon each PRP. In assessing its potential liability at these sites, the Company has considered the following: whether responsibility is being disputed, the terms of existing agreements, experience at similar sites, and the Company’s volumetric contribution at these sites.
The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of June 30, 2012 and December 31, 2011, the Company had reserves of $162.5 million and $164.8 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2012 amount, $10.2 million is classified as current and $152.3 million as long-term which is expected to be paid over the estimated remediation period. The range of environmental remediation costs that is reasonably possible is $140.7 million to $281.0 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with policy.

R.	Guarantees
The Company’s financial guarantees at June 30, 2012 are as follows (in millions):

(Millions of Dollars)	Term	Maximum Potential Payment	Carrying Amount of Liability
Guarantees on the residual values of leased properties	One to four years	$26.9	$—
Standby letters of credit	Up to three years	69.8	—
Commercial customer financing arrangements	Up to six years	17.3	13.0
Total		$114.0	$13.0

The Company has guaranteed a portion of the residual value arising from its synthetic lease and U.S. master personal property lease programs. The lease guarantees aggregate $26.9 million while the fair value of the underlying assets is estimated at $30.6 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these lease guarantees.
The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors for their initial purchase of the inventory and trucks necessary to function as a distributor. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors. The gross amount guaranteed in these arrangements is $17.3 million and the $13.0 million carrying value of the guarantees issued is recorded in debt and other liabilities as appropriate in the Condensed Consolidated Balance Sheets.
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

The changes in the carrying amount of product and service warranties for the six months ended June 30, 2012 and July 2, 2011 are as follows (in millions):

	2012	2011
Balance beginning of period	$129.1	$119.0
Warranties and guarantees issued	47.3	49.4
Liability assumed from merger and acquisitions	0.2	9.5
Warranty payments and currency	(53.0)	(41.3)
Balance end of period	$123.6	$136.6

S.	Parent and Subsidiary Debt Guarantees
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
The following tables, in accordance with Rule 3-10(e) of Regulation S-X for the Stanley Notes, and Rule 3-10(c) of Regulation S-X for the Black & Decker Notes, present the condensed consolidating balance sheets as of June 30, 2012 and December 31, 2011; the condensed consolidating statements of operations and comprehensive income for the three and six months ended June 30, 2012, and July 2, 2011; and the condensed consolidating statements of cash flows for the six months ended June 30, 2012, and July 2, 2011.
Stanley Black & Decker, Inc.
Condensed Consolidating Statements of Operations and Comprehensive Income
(Unaudited, Millions of Dollars)
Three Months Ended June 30, 2012

	Parent Stanley Black & Decker, Inc.	The Black & Decker Corporation	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$347.1	$—	$2,563.1	$(96.0)	$2,814.2
COSTS AND EXPENSES
Cost of sales	232.9	—	1,636.5	(77.6)	1,791.8
Selling, general and administrative	163.7	5.1	519.6	(18.4)	670.0
Other - net	(1.4)	(15.2)	107.6	—	91.0
Restructuring charges	1.0	—	22.3	—	23.3
Interest expense, net	18.6	12.0	1.7	—	32.3
	414.8	1.9	2,287.7	(96.0)	2,608.4
(Loss) earnings from continuing operations before income taxes and equity in earnings of subsidiaries	(67.7)	(1.9)	275.4	—	205.8
Income taxes (benefit) on continuing operations before equity in earnings of subsidiaries	(20.7)	(0.8)	72.8	—	51.3
Equity in earnings of subsidiaries	201.8	172.5	—	(374.3)	—
Earnings from continuing operations	154.8	171.4	202.6	(374.3)	154.5
Less: net loss attributable to non-controlling interests	—	—	(0.3)	—	(0.3)
NET EARNINGS ATTRIBUTABLE TO COMMON SHAREOWNERS	$154.8	$171.4	$202.9	$(374.3)	$154.8
Total Comprehensive Income (Loss) Attributable to Common Shareowners	$(120.5)	$(370.9)	$(90.1)	$461.0	$(120.5)

Stanley Black & Decker, Inc.
Condensed Consolidating Statements of Operations and Comprehensive Income
(Unaudited, Millions of Dollars)
Six Months Ended June 30, 2012

	Parent Stanley Black & Decker, Inc.	The Black & Decker Corporation	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$685.5	$—	$4,967.6	$(186.0)	$5,467.1
COSTS AND EXPENSES
Cost of sales	453.2	—	3,154.6	(149.1)	3,458.7
Selling, general and administrative	332.1	11.2	1,042.6	(36.9)	1,349.0
Other - net	(14.3)	(33.0)	219.0	—	171.7
Restructuring charges	1.0	—	59.7	—	60.7
Interest expense, net	39.0	23.7	0.8	—	63.5
	811.0	1.9	4,476.7	(186.0)	5,103.6
(Loss) earnings from continuing operations before income taxes and equity in earnings of subsidiaries	(125.5)	(1.9)	490.9	—	363.5
Income taxes (benefit) on continuing operations before equity in earnings of subsidiaries	(38.6)	(0.8)	127.3	—	87.9
Equity in earnings (loss) of subsidiaries	363.5	296.0	—	(659.5)	—
Earnings from continuing operations	276.6	294.9	363.6	(659.5)	275.6
Less: net loss attributable to non-controlling interests	—	—	(1.0)	—	(1.0)
NET EARNINGS (LOSS) ATTRIBUTABLE TO COMMON SHAREOWNERS	$276.6	$294.9	$364.6	$(659.5)	$276.6
Total Comprehensive Income (Loss) Attributable to Common Shareowners	$78.2	$(261.2)	$179.9	$81.3	$78.2

Stanley Black & Decker, Inc.
Condensed Consolidating Statement of Operations and Comprehensive Income
(Unaudited, Millions of Dollars)
Three Months Ended July 2, 2011

	Parent Stanley Black & Decker, Inc.	The Black & Decker Corporation	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$428.9	$—	$2,301.7	$(127.3)	$2,603.3
COSTS AND EXPENSES
Cost of sales	290.7	—	1,454.8	(105.1)	1,640.4
Selling, general and administrative	180.6	0.6	471.2	(22.2)	630.2
Other - net	0.7	9.5	49.4	—	59.6
Restructuring charges	0.9	—	20.1	—	21.0
Interest expense, net	17.0	12.8	(3.0)	—	26.8
	489.9	22.9	1,992.5	(127.3)	2,378.0
(Loss) earnings from continuing operations before income taxes and equity in earnings of subsidiaries	(61.0)	(22.9)	309.2	—	225.3
Income taxes (benefit) on continuing operations before equity in earnings of subsidiaries	(16.5)	(8.3)	52.5	—	27.7
Equity in earnings of subsidiaries	242.1	222.8	—	(464.9)	—
Earnings from continuing operations	$197.6	$208.2	$256.7	$(464.9)	$197.6
Net loss from discontinued operations	$(0.3)	$—	$(0.3)	$0.3	$(0.3)
NET EARNINGS ATTRIBUTABLE TO COMMON SHAREOWNERS	$197.3	$208.2	$256.4	$(464.6)	$197.3
Total Comprehensive Income (Loss) Attributable to Common Shareowners	$242.4	$(89.1)	$654.7	$(565.6)	$242.4

Stanley Black & Decker, Inc.
Condensed Consolidating Statement of Operations and Comprehensive Income
(Unaudited, Millions of Dollars)
Six Months Ended July 2, 2011

	Parent Stanley Black & Decker, Inc.	The Black & Decker Corporation	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$804.1	$—	$4,396.2	$(235.5)	$4,964.8
COSTS AND EXPENSES
Cost of sales	544.5	—	2,773.3	(193.3)	3,124.5
Selling, general and administrative	348.5	2.1	923.5	(42.2)	1,231.9
Other - net	(13.6)	(30.0)	155.7	—	112.1
Restructuring charges	2.4	—	31.9	—	34.3
Interest expense, net	35.6	26.4	(5.6)	—	56.4
	917.4	(1.5)	3,878.8	(235.5)	4,559.2
(Loss) earnings from continuing operations before income taxes and equity in earnings of subsidiaries	(113.3)	1.5	517.4	—	405.6
Income taxes (benefit) on continuing operations before equity in earnings of subsidiaries	(35.7)	0.6	86.0	—	50.9
Equity in earnings of subsidiaries	432.3	345.8	—	(778.1)	—
Earnings from continuing operations	354.7	346.7	431.4	(778.1)	354.7
Less: net loss attributable to non-controlling interests	—	—	(0.3)	—	(0.3)
Net earnings from continuing operations attributable to common shareowners	$354.7	$346.7	$431.7	$(778.1)	$355.0
Net earnings from discontinued operations	$1.0	$—	$1.0	$(1.0)	$1.0
NET EARNINGS ATTRIBUTABLE TO COMMON SHAREOWNERS	$355.7	$346.7	$432.7	$(779.1)	$356.0
Total Comprehensive Income Attributable to Common Shareowners	$550.7	$400.9	$625.0	$(1,025.9)	$550.7

Stanley Black & Decker, Inc.
Condensed Consolidating Balance Sheet
(Unaudited, Millions of Dollars)
June 30, 2012

	Parent Stanley Black & Decker, Inc.	The Black & Decker Corporation	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$7.6	$2.3	$567.9	$—	$577.8
Accounts and notes receivable, net	57.4	—	1,618.4	—	1,675.8
Inventories, net	144.5	—	1,430.4	—	1,574.9
Other current assets	76.5	0.2	400.6	—	477.3
Total Current Assets	286.0	2.5	4,017.3	—	4,305.8
Property, Plant and Equipment, net	216.5	—	1,078.7	—	1,295.2
Goodwill and intangibles, net	149.1	1,623.5	8,674.4	—	10,447.0
Investment in Subsidiaries	11,046.5	3,896.8	—	(14,943.3)	—
Intercompany Receivables	—	9,224.6	9,138.5	(18,363.1)	—
Other Assets	41.5	45.8	215.1	—	302.4
Total Assets	$11,739.6	$14,793.2	$23,124.0	$(33,306.4)	$16,350.4
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities
Short-term borrowings	$789.2	$—	$—	$—	$789.2
Current maturities of long-term debt	209.4	4.8	2.1	—	216.3
Accounts payable and accrued expenses	170.6	(94.8)	2,689.8	—	2,765.6
Total Current Liabilities	1,169.2	(90.0)	2,691.9	—	3,771.1
Intercompany Payables	2,010.1	8,602.9	7,750.1	(18,363.1)	—
Long-Term Debt	1,729.3	1,017.9	177.3	—	2,924.5
Other Liabilities	(13.4)	151.6	2,624.4	—	2,762.6
Accumulated other comprehensive loss	(547.6)	(798.5)	(352.8)	1,151.3	(547.6)
Other Shareowners’ Equity	7,392.0	5,909.3	10,185.3	(16,094.6)	7,392.0
Non-controlling interests	—	—	47.8	—	47.8
Total Shareowners’ Equity	6,844.4	5,110.8	9,880.3	(14,943.3)	6,892.2
Total Liabilities and Shareowners’ Equity	$11,739.6	$14,793.2	$23,124.0	$(33,306.4)	$16,350.4

Stanley Black & Decker, Inc.
Condensed Consolidating Balance Sheet
(Millions of Dollars)
December 31, 2011

	Parent Stanley Black & Decker, Inc.	The Black & Decker Corporation	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$56.2	$1.4	$849.3	$—	$906.9
Accounts and notes receivable, net	97.8	—	1,455.4	—	1,553.2
Inventories, net	117.2	—	1,321.4	—	1,438.6
Other current assets	90.7	10.4	322.9	—	424.0
Total Current Assets	361.9	11.8	3,949.0	—	4,322.7
Property, Plant and Equipment, net	193.1	—	1,057.8	—	1,250.9
Goodwill and intangibles, net	181.9	1,623.5	8,231.7	—	10,037.1
Investment in Subsidiaries	10,196.8	3,978.4	—	(14,175.2)	—
Intercompany Receivables	—	9,210.6	8,700.4	(17,911.0)	—
Other Assets	35.8	55.2	247.3	—	338.3
Total Assets	$10,969.5	$14,879.5	$22,186.2	$(32,086.2)	$15,949.0
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities
Short-term borrowings	$—	$—	$0.2	$—	$0.2
Current maturities of long-term debt	523.8	—	2.6	—	526.4
Accounts payable and accrued expenses	382.3	(0.8)	2,360.4	—	2,741.9
Total Current Liabilities	906.1	(0.8)	2,363.2	—	3,268.5
Intercompany Payables	1,369.9	8,502.6	8,038.5	(17,911.0)	—
Long-Term Debt	1,722.2	1,031.9	171.7	—	2,925.8
Other Liabilities	(32.3)	167.2	2,553.0	—	2,687.9
Accumulated other comprehensive loss	(349.2)	(242.4)	(168.1)	410.5	(349.2)
Other Shareowners’ Equity	7,352.8	5,421.0	9,164.7	(14,585.7)	7,352.8
Non-controlling interests	—	—	63.2	—	63.2
Total Shareowners’ Equity	7,003.6	5,178.6	9,059.8	(14,175.2)	7,066.8
Total Liabilities and Shareowners’ Equity	$10,969.5	$14,879.5	$22,186.2	$(32,086.2)	$15,949.0

Stanley Black & Decker, Inc.
Condensed Consolidating Statements of Cash Flow
(Unaudited, Millions of Dollars)
Six Months Ended June 30, 2012

	Parent Stanley Black & Decker, Inc.	The Black & Decker Corporation	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash (used in) provided by operating activities	$(228.6)	$(76.2)	$571.7	$—	$266.9
Investing Activities
Capital expenditures	(46.0)	—	(124.5)	—	(170.5)
Business acquisitions, net of cash acquired	(458.3)	(2.5)	(116.6)	—	(577.4)
Purchase of Niscayah shares	—	—	(11.3)	—	(11.3)
Proceeds from sale of assets	0.9	—	5.4	—	6.3
Intercompany payables and receivables	533.8	481.8	—	(1,015.6)	—
Proceeds on net investment hedge settlements	5.0	2.0	—	—	7.0
Cash provided by (used in) investing activities	35.4	481.3	(247.0)	(1,015.6)	(745.9)
Financing Activities
Payments on long-term debt	(320.6)	—	(0.5)	—	(321.1)
Stock purchase contract fees	(1.6)	—	—	—	(1.6)
Net short-term borrowings (repayments)	789.1	—	(0.2)	—	788.9
Cash dividends on common stock	(138.8)	—	—	—	(138.8)
Termination of interest rate swaps	15.2	20.6	—	—	35.8
Termination of forward starting interest rate swap	(56.4)	—	—	—	(56.4)
Proceeds from the issuance of common stock	75.5	—	—	—	75.5
Purchase of common stock for treasury	(217.8)	—	—	—	(217.8)
Intercompany payables and receivables	—	(424.8)	(590.8)	1,015.6	—
Cash provided by (used in) financing activities	144.6	(404.2)	(591.5)	1,015.6	164.5
Effect of exchange rate changes on cash and cash equivalents	—	—	(14.6)	—	(14.6)
Change in cash and cash equivalents	(48.6)	0.9	(281.4)	—	(329.1)
Cash and cash equivalents, beginning of period	56.2	1.4	849.3	—	906.9
Cash and cash equivalents, end of period	$7.6	$2.3	$567.9	$—	$577.8

Stanley Black & Decker, Inc.
Condensed Consolidating Statements of Cash Flow
(Unaudited, Millions of Dollars)
Six Months Ended July 2, 2011

	Parent Stanley Black & Decker, Inc.	The Black & Decker Corporation	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash (used in) provided by operating activities	$(290.1)	$377.2	$212.6	$—	$299.7
Investing Activities
Capital expenditures	(51.9)	—	(86.1)	—	(138.0)
Business acquisitions, net of cash acquired	—	—	(106.1)	—	(106.1)
Purchase of Niscayah shares	—	—	(58.5)	—	(58.5)
Proceeds from sale of assets	—	—	26.0	—	26.0
Intercompany payables and receivables	(170.3)	491.1	—	(320.8)	—
Payments on net investment hedge settlements	(18.4)	(10.8)	—	—	(29.2)
Short-term investments	—	—	(42.5)	—	(42.5)
Cash (used in) provided by investing activities	(240.6)	480.3	(267.2)	(320.8)	(348.3)
Financing Activities
Proceeds (payments) on long-term debt	20.5	(400.0)	(1.4)	—	(380.9)
Net premium paid for equity option	(19.6)	—			(19.6)
Stock purchase contract fees	(1.6)	—	—	—	(1.6)
Net short-term borrowings (repayments)	626.2	—	(1.4)	—	624.8
Cash dividends on common stock	(137.5)	—	—	—	(137.5)
Proceeds from the issuance of common stock	85.4	—	—	—	85.4
Purchase of common stock for treasury	(6.1)	—	—	—	(6.1)
Intercompany payables and receivables	—	(458.3)	137.5	320.8	—
Cash provided by (used in) financing activities	567.3	(858.3)	134.7	320.8	164.5
Effect of exchange rate changes on cash and cash equivalents	—	—	55.7	—	55.7
Change in cash and cash equivalents	36.6	(0.8)	135.8	—	171.6
Cash and cash equivalents, beginning of period	(5.0)	3.5	1,744.3	—	1,742.8
Cash and cash equivalents, end of period	$31.6	$2.7	$1,880.1	$—	$1,914.4

T.     Subsequent Events

On July 23, 2012, the Company announced that it has entered into a definitive agreement to acquire Infastech, a global manufacturer and distributor of specialty engineered fastening technology based in Hong Kong for approximately $850 million.  Infastech will be consolidated into the Company's Industrial segment.  The transaction, which is subject to customary closing conditions, is expected to close in the fourth quarter of 2012.
On July 25, 2012, the Company issued $750 million of 5.75% Junior Subordinated Debentures maturing on July 25, 2052.  The Company intends to use the approximately $729 million net proceeds from this offering for general corporate purposes, including the repayment of short term debt and the refinancing of recent and near term debt maturities.
The Company's $750 million 364 day credit facility terminated in July 2012 with the concurrent execution of a new $1.0 billion 364 day committed credit facility.  The new facility contains a 1 year term-out provision and borrowings under the Credit Agreement may include U.S. Dollars up to the $1.0 billion commitment or in Euro or Pounds Sterling subject to a foreign currency sublimit of $400.0 million and bear interest at a floating rate dependent upon the denomination of the borrowing.  Repayments must be made by July 12, 2013 or upon an earlier termination date of the Credit Agreement, at the election of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains statements reflecting the Company's views about its future performance that constitute “forward-looking statements” under the Private Securities Litigation Act of 1995. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. Please read the information under the caption entitled “Cautionary Statement under the Private Securities Litigation Reform Act of 1995.”
Throughout this Management's Discussion and Analysis (“MD&A”), references to Notes refer to the notes to the (unaudited) condensed consolidated financial statements in Part 1 Item 1 of this Form 10-Q, unless otherwise indicated.
BUSINESS OVERVIEW
Strategy

Stanley Black & Decker Inc. is a diversified global provider of power and hand tools, mechanical access solutions (i.e. automatic doors, commercial and residential locking systems), electronic security and monitoring systems and products and services for various industrial applications. The Company is continuing to pursue a diversification strategy that involves industry, geographic and customer diversification to foster sustainable revenue, earnings and cash flow growth. The Company has four growth platforms: Security (both electronic and mechanical), Engineered Fastening, Infrastructure and Healthcare Solutions. The Company intends to focus on organic growth across all of its businesses, with the majority of the acquisition-related investments being within the four growth platforms. Execution of this diversification strategy has entailed approximately $5.2 billion of acquisitions since 2002 (aside from the Black & Decker merger) and increased brand investment, enabled by strong cash flow generation.

The Company's current focus on increasing organic growth is concentrated in five major areas: (1) increase presence in emerging markets in the Power Tools, Hand Tools and Commercial Hardware businesses, (2) grow offshore oil and gas pipeline service revenue in the Company's CRC-Evan's business, (3) increase deployment of radio frequency identification (RFID) and real time locating systems (RTLS) into the Company's Industrial and Automotive Repair business, (4) leverage the AeroScout RTLS capability into the electronic security market including the acute care vertical within the Company's Healthcare Solutions business, and (5) continue to identify and realize revenue synergies associated with the Black & Decker Merger. The Company expects that achievement in these growth areas will culminate in 2% - 3% of annual organic growth within 3 years.
Refer to the “Strategic Objectives” section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the year ended December 31, 2011 for additional strategic discussions.
Capital Allocation
The Company announced a 20% increase of the quarterly cash dividend to $0.49 per common share on July 18, 2012, marking the 45th consecutive annual dividend increase for the Company. The Board of Directors also authorized the repurchase of up to 20 million shares of the Company's common stock. These repurchases will be made over time at management's discretion. These actions are consistent with the Company's commitment to achieve its long term capital allocation objectives of deploying free cash flow, which includes returning approximately 1/3 of free cash flow to shareowners through continued dividend growth and opportunistic share buybacks.
Segments
The Company classifies its business into three reportable segments, which also represent its operating segments: Construction & Do It Yourself, Security, and Industrial.
CDIY

The CDIY segment is comprised of the Professional Power Tool and Accessories business, the Consumer Power Tool business, which includes outdoor products, plumbing (Pfister) and the Hand Tools, Fasteners & Storage business. The segment sells its products to professional end users, distributors and retail consumers. The majority of sales are distributed through retailers, including home centers, mass merchants, hardware stores, and retail lumber yards. Revenues in the CDIY segment were $2.615 billion for the first half of 2012, representing 48% of the Company’s total revenues.

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

Security
The Security segment is comprised of the CSS and the Mechanical Access Solutions businesses. Revenues in the Security segment were $1.555 billion for the first half of 2012, representing 28% of the Company’s total revenues.
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
Industrial
The Industrial segment is comprised of the Industrial and Automotive Repair, Engineered Fastening and Infrastructure businesses. Industrial segment revenues were $1.297 billion for the first half of 2012, representing 24% of the Company’s total revenues.
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
Acquisitions
2012 Acquisitions

On July 23, 2012, the Company announced that it has entered into a definitive agreement to acquire Infastech, a global manufacturer and distributor of specialty engineered fastening technology based in Hong Kong for approximately $850 million.  The acquisition of Infastech is expected to be over $0.15 accretive to the Company's diluted earnings per share in the first year and over $0.35 accretive to diluted earnings per share by Year 3.  The transaction, which is subject to customary closing conditions, is expected to close in the fourth quarter of 2012.

In June 2012, the Company acquired AeroScout for $239 million, net of cash acquired. AeroScout is the market leader in Real-Time Location Systems (RTLS) for healthcare and other industrial customers and is being integrated into the healthcare solutions platform within the Security segment.
In May 2012, the Company acquired Powers Fasteners ("Powers") for $224 million, net of cash acquired. Powers is a distributor of several complementary product groups, including: mechanical anchors, adhesive anchoring systems and powered forced-entry systems, such as powder-actuated and gas-fastening systems. Powers is being integrated into the CDIY segment and is expected to increase CDIY's penetration into commercial construction and increase independent channel distribution across the globe.
In January 2012, the Company acquired Lista North America ("Lista") for $90 million, net of cash acquired. Lista’s storage and workbench solutions complement the Industrial & Automotive Repair division’s tool, storage, RFID, and specialty supply product and service offerings. Lista is being integrated into the Company’s Industrial segment.
The acquisitions of AeroScout, Powers, and Lista will have a modest accretive impact to the Company's 2012 earnings.
2011 Acquisitions
In September 2011, the Company obtained a controlling share of Niscayah Group AB for a total purchase price of $984.5 million. The Company purchased the remaining shares of Niscayah during the second quarter of 2012 for $11.3 million, bringing total purchase price to $995.8 million. Niscayah is one of the largest access control and surveillance solutions providers in Europe. Niscayah’s integrated security solutions include video surveillance, access control, intrusion alarms and fire alarm systems, and its offerings include design and installation services, maintenance and repair, and monitoring systems. The acquisition expands and complements the Company’s existing security product offerings and further diversifies the Company’s operations and international presence. Management believes the acquisition of Niscayah will result in approximately $80 million in cost synergies by the end of 2013. Additionally, the acquisition is expected to provide a benefit of approximately $0.45 of earnings per diluted share (excluding expected acquisition-related charges of $60 million to $80 million) by 2014, with $0.20 in 2012.
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

In January 2011, the Company acquired InfoLogix for $60 million, net of cash acquired. Infologix is a leading provider of enterprise mobility solutions for the healthcare and commercial industries and adds an established provider of mobile workstations and asset tracking solutions to the Company’s existing healthcare solutions platform, which operates under the Company’s Security segment.
Divestitures
2011 Divestitures
The Company sold three small businesses for total cash proceeds of $27 million. The largest of these businesses was part of the Company’s Industrial segment, with the other two businesses being part of the Company’s Security segment. Net sales associated with these businesses were $19.9 million and $39.1 million for the three and six months ended July 2, 2011, respectively. These businesses were sold as the related product lines provided limited growth opportunity or were not considered part of the Company’s core offerings. The operating results of these three businesses have been reported as discontinued operations in the Consolidated Statements of Operations and Comprehensive Income for 2011.
Potential Future Divestitures
The Company is in the process of evaluating strategic alternatives, including a potential divestiture, for its HHI business. HHI is a provider of residential locksets, hardware and plumbing fixtures marketed under the Kwikset, Weiser, Baldwin, Stanley, National and Pfister brands, among others, and with the exception of Pfister, operates within the Company's Security segment. The Company would use the related proceeds for share repurchases, and modest deleveraging to protect senior debt ratings.

Certain Items Impacting Earnings
Throughout MD&A, the Company has provided a discussion of the outlook and results both inclusive and exclusive of the merger and acquisition-related charges. The amounts and measures, including gross profit and segment profit, on a basis excluding such charges are considered relevant to aid analysis and understanding of the Company's results aside from the material impact of the merger and acquisition-related charges; the measures are utilized internally by management to understand business trends, as once the aforementioned anticipated cost synergies from merger and acquisitions are realized, such charges are not expected to recur. The merger and acquisition-related charges are as follows:
Second Quarter and Year-To-Date 2012 Merger and Acquisition-Related Charges
The Company reported $80 million and $163 million in pre-tax charges in the second quarter and year-to-date 2012 periods, respectively, pertaining to the merger and acquisition-related charges as well as charges associated with 2012 cost actions which were comprised of the following:

•	$8 million and $14 million for the second quarter and year-to-date 2012 periods, respectively, in Cost of sales pertaining mainly to facility closure-related charges;

•
$34 million and $62 million for the second quarter and year-to-date 2012 periods, respectively, in SG&A primarily for integration-related administrative costs, consulting fees, and employee related matters;

•	$14 million and $26 million for the second quarter and year-to-date 2012 periods, respectively, in Other, net primarily for deal transaction costs; and

•
$24 million and $61 million for the second quarter and year-to-date 2012 periods, respectively, in restructuring charges primarily for Niscayah-related restructuring charges and costs containment actions associated with the severance of employees.

The tax effect on the above charges during the second quarter of 2012 was a $13 million tax benefit, resulting in after-tax merger and acquisition-related changes of $67 million, or $0.40 per diluted share. On a year-to-date basis, the tax effect on the above charges, some of which were not tax deductible, was a $34.0 million benefit, resulting in an after-tax charge of $129 million, or $0.77 per diluted share.
Second Quarter and Year-To-Date 2011 Merger and Acquisition-Related Charges
The Company reported $50 million and $87 million in pre-tax charges in the second quarter and year-to-date 2011 periods, respectively, pertaining to the merger and acquisition-related charges which were comprised of the following:

•	$5 million and $11 million for the second quarter and year-to-date 2011 periods, respectively, in Cost of sales pertaining to facility closure-related charges;

•
$18 million and $34 million for the second quarter and year-to-date 2011 periods, respectively, in SG&A primarily for integration-related administrative costs, consulting fees, and employee related matters;

•	$7 million and $10 million for the second quarter and year-to-date 2011 periods, respectively, in Other, net for deal transaction costs; and

•	$20 million and $32 million for the second quarter and year-to-date 2011 periods, respectively, in restructuring charges for severance and charges associated with the closure of facilities.
The tax effect on the above charges during the second quarter of 2011 was a $5 million provision, resulting in after-tax merger and acquisition-related changes of $55 million, or $0.32 per diluted share. On a year-to-date basis, the tax effect on the above charges, some of which were not tax deductible, was a $4 million benefit, resulting in an after-tax charge of $83 million, or $0.49 per diluted share.
2012 Outlook
This outlook discussion is intended to provide broad insight into the Company's near-term earnings and cash flow generation prospects. The Company expects full year diluted earnings per share to approximate $3.98 to $4.34 in 2012, inclusive of $275-$300 million of merger and acquisition-related charges as well as charges associated with 2012 cost actions. Excluding such charges, 2012 earnings per diluted share is expected to be in the range of $5.40 to $5.65. The Company expects full year free cash flow, excluding merger & acquisition-related charges and payments, to approximate $1.2 billion. The 2012 outlook assumes that organic net sales will increase 1-2% on a pro-forma basis (assumes Niscayah was owned for the full year 2011); the Company will continue to execute on Black & Decker cost and revenue synergies, along with the cost synergies associated with the Niscayah integration; and the Company will deliver on proactive cost containment actions in addition to integration driven cost synergies.

In March 2010, Stanley completed a merger with Black & Decker. Management believes the merger represented a transformative event bringing together two highly complementary companies with iconic brands, rich business histories and common distribution channels, yet minimal product overlap. The merger also enabled a global offering in hand and power tools, as well as hardware, thus enhancing the Company's value proposition to customers. The merger is expected to result in approximately $500 million (up from original estimate of $350 million) in cost synergies, which are expected to be achieved by the end of 2013 and which will help fuel future profit growth and facilitate global cost leadership. The Company is on track with the integration of Stanley and Black & Decker, and realized approximately $350 million of cost synergies through 2011. Additionally, revenue synergies from the Merger are projected to be in the range of $300 million to $400 million by the end of 2013, which implies a benefit of approximately $0.35 - $0.50 of earnings per diluted share. Revenue synergies are predominantly being derived from geographic expansion, cross-selling opportunities and brand expansion.

RESULTS OF OPERATIONS
Terminology: The terms “organic” and “core” are utilized to describe results aside from the impact of acquisitions during their initial 12 months of ownership. This ensures appropriate comparability to operating results of prior periods.
Net Sales: Net sales were $2.814 billion in the second quarter of 2012 compared to $2.603 billion in the second quarter of 2011, representing an increase of $210.9 million, or 8%. Organic growth provided a 2% increase in net sales and acquisitions provided an additional 10% increase, while the unfavorable effects of foreign currency translation caused a 4% decrease. The primary driver of growth for the quarter was the CDIY segment, up 5% organically in comparison to the corresponding 2011 period, driven by the success of new product development and market share gains. The Industrial segment also increased organic sales by 1%, as Engineered Fastening gains were offset by weak Infrastructure end markets and significant IAR exposure to weakening European markets. Organic net sales in the Security segment decreased 4% relative to the second quarter of 2011 due to weak vertical markets, such as education and government, and European exposure. From a geographic standpoint, Europe shrank only 2% as CDIY strength muted a combined 5% European decrease in the Security and Industrial segments. The Company succeeded in achieving growth in targeted foreign markets, led by 31% organic growth in Japan, followed by 9% in emerging Asia markets and 7% in Latin America.
On a year-to-date basis, net sales totaled $5.467 billion, up 10% compared to $4.965 billion of net sales in the first half of 2011. Organic growth provided a 2% increase in net sales and acquisitions provided an additional 10% increase, while unfavorable effects of foreign currency translation resulted in a decrease of 2% of net sales. Net sales increased relative to first quarter sales due to strong organic growth within the CDIY segment. The Industrial segment achieved 1% organic growth, as strong Engineered Fastening growth was largely offset by weakness in the IAR and Infrastructure businesses. Organic growth within the Security segment contracted 4%, primarily due to weak vertical markets.
Gross Profit: Gross profit was $1.022 billion in the second quarter of 2012, compared to $962.9 million in the second quarter of 2011, or 36.3% and 37.0% of net sales for each quarter, respectively. Merger and acquisition-related charges, which reduced gross profit, were approximately $8 million in the second quarter of 2012 and $5 million in the second quarter of 2011. Excluding these charges, gross profit was 36.6% of net sales in 2012 and 37.2% of net sales in 2011. The decrease in the profit rate year over year reflects positive impacts from productivity projects and cost synergies, both of which were more than offset by inflation and negative mix driven by higher revenues in CDIY, which has lower profit margins than Security and Industrial.
Year-to-date gross profit was $2.008 billion or 36.7% of net sales, compared to $1.840 billion or 37.1% of net sales for the six month periods ended June 30, 2012 and July 2, 2011, respectively. Merger and acquisition-related charges, which reduced gross profit, were approximately $14 million in the first half of 2012 and approximately $11 million in the first half of 2011. Excluding these charges, gross profit was 37.0% of net sales in 2012 and 37.3% of net sales in 2011. The year-to-date decrease in the profit rate is due to the same factors which impacted the second quarter.
SG&A Expenses: SG&A, inclusive of the provision for doubtful accounts, was $670.0 million, or 23.8% of net sales, in the second quarter of 2012 compared to $630.2 million, or 24.2% of net sales, in 2011. Within SG&A, merger and acquisition-related compensation costs and integration-related expenses totaled approximately $34 million and $18 million, respectively, for the second quarter of 2012 and 2011. Excluding these merger and acquisition-related charges, SG&A was 22.6% of net sales in 2012 compared to 23.5% of net sales in the prior year.
On a year-to-date basis, SG&A, inclusive of the provision for doubtful accounts, was $1.349 billion or 24.7% of net sales in 2012 compared to $1.232 billion or 24.8% of net sales in 2011. Excluding merger and acquisition-related charges of approximately $62 million and $34 million, respectively, during the first six months of 2012 and 2011, SG&A was 23.5% and 24.1% of net sales, respectively. The favorable SG&A rate, for the second quarter and on a year-to-date basis, primarily reflects sales volume leverage and continued cost containment efforts.
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
Corporate Overhead: The corporate overhead element of SG&A, which is not allocated to the business segments, amounted to $56.5 million, or 2.1% of net sales, in the second quarter of 2012 compared with $57.8 million, or 2.2% of net sales, in 2011. Excluding merger and acquisition-related charges, the corporate overhead element of SG&A was $38.8 million and $41.4 million in the second quarter of 2012 and 2011, respectively, or 1.4% of net sales in 2012 and 1.6% of net sales in 2011.
On a year-to-date basis, the corporate overhead element of SG&A amounted to $122.9 million, or 2.3% of net sales, in 2012 compared to $117.1 million, or 2.4% of net sales in the corresponding period of 2011. Excluding merger and acquisition-related charges, the corporate overhead element of SG&A was $87.7 million and $85.7 million for the first six months of 2012 and 2011, respectively, or 1.6% of net sales in 2012 and 1.7% of net sales in 2011. The slight decrease in the corporate overhead element of SG&A, for the second quarter and on a year-to-date basis, reflects a continued focus on cost containment efforts.

Other, net: Other, net expense amounted to $91.0 million in the second quarter of 2012 versus $59.6 million in 2011. Excluding merger and acquisition-related charges, Other, net was $77.6 million and $53.1 million in the second quarter of 2012 and 2011, respectively. The quarter-to-date fluctuation is largely due to unfavorable foreign currency and incremental amortization expense from intangible assets associated with the Niscayah acquisition and other 2012 acquisitions. On a year-to-date basis, Other, net expense was $171.7 million in 2012 as compared with $112.1 million in 2011. Excluding merger and acquisition-related charges, Other, net was $146.2 million and $102.3 million in first half of 2012 and 2011, respectively. The increase is primarily attributable to increased amortization expense as well as unfavorable foreign currency.
Interest, net: Net interest expense in the second quarter of 2012 was $32.3 million versus $26.8 million in 2011. On a year-to-date basis, net interest expense was $63.5 million compared to $56.4 million in the prior year. The increase in interest expense, net, for both quarter to date and year-to-date mainly relates to lower interest income stemming from lower cash balances.
Income Taxes: The Company recognized income tax expense of $51.3 million and $87.9 million for the three and six month periods ended June 30, 2012 respectively, resulting in an effective tax rate of 24.9% and 24.2%, respectively. The effective tax rate differs from the U.S. statutory tax rate for the three and six month periods ended June 30, 2012, primarily due to a portion of the Company's earnings realized in lower-taxed foreign jurisdictions and the completion of a foreign business integration structure resulting in a tax benefit of $16.7 million in the quarter.
The income tax expense for the three and six month periods ended July 2, 2011, were $27.7 million and $50.9 million, respectively, resulting in an effective tax rate of 12.3% and 12.5% for the respective periods. The income tax expense for the three and six month periods include tax benefits of $48.5 million and $69.2 million, respectively, for the favorable settlement of certain tax contingencies. In addition, the effective tax rate differs from the U.S. statutory tax rate for the three and six month periods ended July 2, 2011, primarily due to a portion of the Company's earnings realized in lower-taxed foreign jurisdictions, partially offset by the inclusion of $17.5 million of uncertain tax positions in the current period related to ongoing operational and legal entity integrations.
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
The Company has included information as if certain acquisitions (primarily Niscayah) had occurred on January 1, 2011 for the three and six months ended July 2, 2011 (“pro-forma” information). This “pro-forma” analysis is provided to aid understanding of business trends compared to the prior year.

CDIY:

	Second Quarter		Year-to-Date
(Millions of Dollars)	2012	2011	2012	2011
Net sales	$1,387.2	$1,364.4	$2,615.4	$2,575.2
Segment profit	$206.6	$190.6	$364.3	$347.1
% of Net sales	14.9%	14.0%	13.9%	13.5%
CDIY net sales increased $22.8 million, or 2% in 2012 compared to second quarter 2011. CDIY grew 5% organically, reflective of successful new products, revenue synergies and market share gains in almost every region of the world. This organic growth was achieved despite the nascent stage housing market recovery in North America and European market weakness. The Powers acquisition contributed an additional 1% of sales growth, with unfavorable changes in foreign currency translation resulting in a 4% sales decline. Organic growth stemmed from strength in professional power tools and accessories, consumer power tools and outdoor products. These gains more than offset the performance of hand tools and fastening, which had similar sales results as the second quarter 2011 that featured the launch of the DEWALT hand tool line. From a geographic standpoint, CDIY had organic growth of 8% in North America, 2% in Europe and over 2% in emerging markets to fuel overall growth, despite macroeconomic headwinds.
On a year-to-date basis, net sales increased $40.2 million or 2% in the first half of 2012 compared to the first half of 2011. Organic growth contributed 4%, complemented by an additional 1% from acquisitions, partially offset by 3% of unfavorable currency translation. Organic sales increases were driven by volume gains from new product development, primarily the 18/20V MAX lithium ion launch and brushless power tool lines, complemented by the ongoing success of the second quarter 2011 DEWALT hand tool launch.
Segment profit amounted to $206.6 million, or 14.9% of net sales, for the second quarter of 2012, compared to $190.6 million or 14.0% of net sales in 2011. Excluding $10.5 million in merger and acquisition-related charges, segment profit totaled $217.1 million, or 15.7% of net sales for the second quarter of 2012 which compares to segment profit of $194.8, or 14.3% of net sales in the second quarter of 2011 (excluding $4.2 million in merger and acquisition-related charges). CDIY segment profit rose 140 basis points due to leverage from revenue growth, improved price/inflation, efficiencies gained from SFS processes and cost synergies.
Year-to-date segment profit for CDIY was $364.3 million or 13.9% of net sales, compared to $347.1 million or 13.5% of net sales for the corresponding 2011 period. Excluding $13.8 million in merger and acquisition-related charges, segment profit amounted to $378.1 million, or 14.5% of net sales in 2012, compared to $353.7 million or 13.7% in 2011 (excluding $6.6 million in merger and acquisition-related charges). Gross margin improved on a year-to-date basis due to the same factors which impacted the second quarter.
Security:

	Second Quarter		Year-to-Date
(Millions of Dollars)	2012	2011	2012	2011
Net sales	$792.3	$613.2	$1,555.0	$1,163.0
Segment profit	$107.4	$103.1	$199.0	$176.5
% of Net sales	13.6%	16.8%	12.8%	15.2%
Security net sales increased $179.1 million, or 29% in the second quarter of 2012 from $613.2 million in the second quarter of 2011, primarily driven by the Niscayah acquisition, which increased sales by 35%. Unfavorable foreign currency translation reduced net sales by 2% and organic revenue declined 4% as volume decreases were partially offset by pricing increases. CSS North America revenues flattened in the second quarter of 2012 as subcontractor resource challenges, slowing education and government verticals, and backlog conversion issues offset growth initiatives. CSS Europe organic sales declined 5% due to the depressed economic environment. MAS organic sales decreased 3% as volume declines from the sluggish U.S. retrofit market and reductions in capital spend by a major customer offset price increases. Declines in healthcare organic revenue are attributable to reduced government capital expenditures in the market stemming from uncertainty regarding healthcare legislation during the quarter.
On a year-to-date basis, net sales increased $392.0 million or 34% in the first half of 2012, from the first half of 2011. The Niscayah acquisition contributed 38% of the increase over the comparable 2011 period on a pro-forma basis. Organic revenue declined 3% and unfavorable currency translation reduced net sales by 1%. The year-to-date organic revenue decline is due to the same factors which impacted the second quarter.

Segment profit for the quarter was $107.4 million or 13.6% of net sales, compared to $103.1 million or 16.8% of net sales in 2011. Excluding the results of Niscayah as well as merger and acquisition-related charges of $14.1 million segment profit amounted to 18.0% of net sales in 2012. In the second quarter of 2011 segment profit amounted to $105.2 million or 17.2% of net sales, excluding $2.1 million in merger and acquisition-related charges.
On a year-to-date basis segment profit was $199.0 million or 12.8% of net sales in the first half of 2012, compared to $176.5 million or 15.2% of net sales in the first half of 2011. Excluding merger and acquisition-related charges of $24.5 million, segment profit amounted to $223.5 million or 14.4% of net sales in the first half of 2012, compared to segment profit of $183.1 million or 15.7% of net sales in the first half of 2011 (excluding $6.6 million in merger and acquisition-related charges). Year-to-date performance is attributable to absorption pressure from volume declines, partially offset by realization of synergies from the Niscayah integration.
Industrial:

	Second Quarter		Year-to-Date
(Millions of Dollars)	2012	2011	2012	2011
Net sales	$634.7	$625.7	$1,296.7	$1,226.6
Segment profit	$94.9	$96.8	$219.0	$201.9
% of Net sales	15.0%	15.5%	16.9%	16.5%
Industrial sales amounted to $634.7 million in the second quarter of 2012, up 1% from $625.7 million in the second quarter of 2011. Net sales grew 1% organically with an additional 4% of sales growth provided primarily by the acquisition of Lista. Offsetting these increases was unfavorable currency exchange translation which reduced net sales by 4%. Growth in the Industrial segment was primarily driven by the 11% organic volume increase of the Engineered Fastening business. The business also realized a 10% increase in automotive fastening revenues in Europe despite a decline in European automotive production, reflective of market penetration gains as auto manufacturers continue to invest in lightweight materials. Growth in Engineered Fastening was largely offset by weakness in other businesses within the segment. IAR organic revenues declined 3% in the second quarter 2012 compared to the second quarter of 2011 as strength in emerging markets helped to partially offset significant declines in Europe due to worsening economic conditions. Infrastructure organic revenues declined 10% due to weakness in the North American onshore pipeline market. The Hydraulics business also faced decreases in net sales as a result of broad-based reductions in capital expenditures.
Year-to-date sales were $1.297 billion, a 6% increase from 2011 sales of $1.227 billion. The segment grew 4% organically, primarily though increased volume. The impact of acquisitions provided an additional increase of 4% , which was partially offset by a 2% reduction from unfavorable currency translation. Net sales growth has been primarily driven by continued strong organic growth in the Engineered Fastening business, growth in the Mac Tools mobile distribution channel and modest price increases in the IAR business. Gains in the segment have been partially offset by overall weakness in the IAR European markets.
Industrial segment profit for the second quarter of 2012 was $94.9 million, or 15.0% of net sales, compared to $96.8 million or 15.5% of net sales in the second quarter of 2011. Excluding $1.0 million in merger and acquisition-related charges, segment profit was $95.9 million, or 15.1% of net sales in the second quarter of 2012 and $97.1 million, or 15.5% of net sales in the second quarter of 2011 (excluding $0.1 million in merger and acquisition-related charges). Engineered Fastening continued to produce strong automotive results and drove its operating margin significantly higher by fueling top-line growth while keeping operating expenses flat to last year, reflective of cost containment actions. CRC-Evans profitability declined, primarily attributable to the drop in high margin onshore projects. IAR and Hydraulics faced strong operating margin headwinds as cost containment actions were insufficient to offset volume declines.
On a year-to-date basis industrial profit totaled $219.0 million or 16.9% of net sales in the first half of 2012, compared to $201.9 million or 16.5% of net sales in the first half of 2011. Excluding merger and acquisition-related charges of $3.0 million, Industrial profit amounted to $222.0 million, or 17.1% of sales in the first half of 2012 and $202.0 million, or 16.5% of net sales, in the first half of 2011 (excluding $0.1 million in merger and acquisition-related charges). The increase in profit rate is attributable to sales volume leverage within Engineered Fastening and the success of cost containment measures, which were partially offset by volume and cost absorption issues in IAR and Infrastructure businesses.

RESTRUCTURING ACTIVITIES
A summary of the restructuring reserve activity from December 31, 2011 to June 30, 2012 is as follows (in millions):

	12/31/2011	Additions, net	Usage	Currency	6/30/2012
2012 Actions
Severance and related costs	$—	$51.1	$(25.3)	$(1.1)	$24.7
Facility closures	—	12.7	(4.8)	—	7.9
Subtotal 2012 actions	$—	$63.8	$(30.1)	$(1.1)	$32.6
Pre-2012 Actions
Severance and related costs	$82.4	$(3.4)	$(32.1)	$(0.6)	$46.3
Facility closures	1.7	0.3	(0.5)	—	1.5
Subtotal Pre-2012 actions	84.1	(3.1)	(32.6)	(0.6)	47.8
Total	$84.1	$60.7	$(62.7)	$(1.7)	$80.4
2012 Actions: In the first six months of 2012, the Company continued with restructuring activities associated with the Black & Decker merger, Niscayah and other acquisitions, and recognized $30.6 million of restructuring charges related to activities initiated in the current year. Of those charges, $20.9 million relates to severance charges associated with the reduction of approximately 400 employees and $9.7 million relates to facility closure costs. For the three months ended June 30, 2012, the Company recognized $12.0 million of restructuring charges related to activities initiated in the current year. Of those charges, $6.1 million relates to severance charges associated with the reduction of approximately 100 employees and $5.9 million relates to facility closure costs.
In addition, the Company has initiated cost reduction actions in the first six months of 2012 that were not associated with any merger and acquisition activities, resulting in severance charges of $30.2 million pertaining to the reduction of approximately 600 employees and $3.0 million of facility closure costs. For the three months ended June 30, 2012, the Company recognized severance charges of $11.3 million pertaining to the reduction of approximately 250 employees and $3.0 million of facility closure costs.
Of the $32.6 million of reserves remaining as of June 30, 2012 the majority are expected to be utilized in 2012.
Pre-2012 Actions: During the second quarter of 2012, the Company released $3.4 million of the severance reserve related to residual liabilities for prior year initiatives. The Company also incurred $0.3 million of facility closure costs associated with prior year initiatives.
The vast majority of the remaining reserve balance of $47.8 million relating to pre-2012 actions is expected to be utilized in 2012.
Segments: The $60.7 million of charges recognized in the first six months of 2012 includes: $22.2 million pertaining to the CDIY segment; $22.9 million pertaining to the Security segment; and $15.6 million pertaining to the Industrial segment. During the second quarter of 2012, the Company recognized $23.3 million of charges including $7.9 million pertaining to the CDIY segment; $7.4 million pertaining to the Security segment; and $8.0 million pertaining to the Industrial segment.

FINANCIAL CONDITION
Liquidity, Sources and Uses of Capital: The Company’s primary sources of liquidity are cash flows generated from operations and available credit under the Company’s credit facilities.
Operating Activities: Cash flow provided by operations was $299 million in the second quarter of 2012 compared to cash flow provided by operations of $179 million in the second quarter of 2011. The cash flows from operations were negatively impacted by merger and acquisition-related charges and payments of $67 million and $34 million in 2012 and 2011, respectively. The primary drivers of higher operating cash flows in the second quarter of 2012, as compared to 2011, are improvements in working capital. Working capital turns improved to 6.7 times for the second quarter of 2012, as compared to 6.1 times for the second quarter of 2011, due to continued process driven improvements from the Stanley Fulfillment System (“SFS”). SFS principles continue to be deployed across all businesses and regions to improve working capital efficiency over time. In 2012 and beyond, the Company plans to further leverage SFS to generate ongoing improvements both in the existing business and future acquisitions in working capital turns, cycle times, complexity reduction and customer service levels.

Year-to-date cash flow provided by operations was $267 million in the first half of 2012, compared to $300 million in the corresponding period of 2011. Working capital outflows were $112 million in the first half of 2012, compared with outflows of $58 million in the 2011 period, primarily due to lower accounts payable outstanding. Additionally, merger and acquisition-related charges and payments were $129 million compared to $45 million in the first half of 2012 and 2011, respectively.
Free Cash Flow: Free cash flow, as defined in the following table, was $190 million in the second quarter of 2012 compared to $111 million in the corresponding 2011 period. Free cash flow on a year-to-date basis was $96 million in 2012, compared to$162 million in 2011. Management considers free cash flow an important indicator of its liquidity, as well as its ability to fund future growth and provide a dividend to shareowners. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

	Quarter to Date		Year-to-Date
(Millions of Dollars)	2012	2011	2012	2011
Net cash provided by operating activities	$299	$179	$267	$300
Less: capital expenditures	(109)	(68)	(171)	(138)
Free cash inflow	$190	$111	$96	$162
When merger and acquisition-related charges and payments of $112 million and $198 million for the three and six months ended June 30, 2012, respectively, are added back to the Company’s free cash flow, the resulting amounts are free cash flows of $302 million and $294 million, respectively. When merger and acquisition-related charges and payments of $48 million and $76 million for the three and six months ended July 2, 2011, respectively, are added back to the Company’s free cash flow, the resulting amounts are free cash inflows of $159 million and $238 million, respectively.
Based on its demonstrated ability to generate cash flow from operations, as well as its strong balance sheet and credit position at June 30, 2012, the Company believes over the long term it has the financial flexibility to deploy capital to its shareowners’ advantage through a combination of potential share repurchases, dividends and acquisitions.

Investing Activities: Cash flow used in investing activities was $574 million in the second quarter of 2012 compared to $211 million in the second quarter of 2011. Year-to-date cash flows used in investing activities were $746 million and $348 million in the first half of 2012 and 2011, respectively. Capital and software expenditures were $109 million (inclusive of $45 million for merger and acquisition-related capital expenditures) in the second quarter of 2012, compared to $68 million (inclusive of $14 million for merger and acquisition-related capital expenditures) of capital expenditures in 2011. Year-to-date capital and software expenditures were $171 million (inclusive of $69 million for merger and acquisition-related capital expenditures) and $138 million (inclusive of $31 million for merger and acquisition-related capital expenditures) in the first half of 2012 and 2011, respectively. The Company will continue to make capital investments that are necessary to drive organic growth, productivity and cost structure improvements as well as achieve merger and acquisition-related cost synergies while ensuring that such investments provide an appropriate return on capital employed.
Cash flows used in business acquisitions in the second quarter of 2012 were $474 million compared to $96 million in the second quarter of 2011. The majority of 2012 spend relates to the previously discussed acquisitions of AeroScout and Powers. On a year-to-date basis, cash flows used in business acquisitions were $589 million and $165 million for the first half of 2012 and 2011, respectively. During the first six months of 2011 the Company received $27 million of proceeds for the previously mentioned divestiture of three businesses.
Financing Activities: Cash flow provided by financing activities was $6 million in the second quarter of 2012 compared to $38 million in the second quarter of 2011. During the second quarter of 2012, the Company repurchased approximately three million shares of common stock for $200 million.
Net proceeds from short-term borrowings under the Company’s commercial paper program amounted to $592 million and $483 million in the second quarter of 2012 and 2011, respectively.
Repayments on long-term debt were $321 million and $401 million for the second quarter in both 2012 and 2011. The Company repaid the $320 million principal of its Convertible Notes at maturity, in cash, on May 17, 2012. Additionally, the Company settled the conversion option value by issuing 640 thousand common shares to note holders. Concurrent with the delivery of these shares, the Company net share settled its Bond Hedge which were used to hedge the conversion option feature of the convertible notes. As a result of the Bond Hedge settlement, the Company received 640 thousand common shares, offsetting the dilutive share impact of the convertible note settlement.
Cash proceeds from the issuance of common stock were $11 million and $30 million for the second quarter of 2012 and 2011,

respectively. Cash dividends were $69 million in the second quarter of both 2012 and 2011.
Year-to-date proceeds from financing activities were $165 million in both 2012 and 2011. Net proceeds from short-term borrowings under the Company’s commercial paper program amounted to $789 million and $625 million in the first half of 2012 and 2011, respectively. Cash proceeds from the issuance of common stock were $76 million and $85 million for the first half of 2012 and 2011, respectively. Cash dividends were $139 million and $138 million in the first half of 2012 and 2011, respectively. Repayments on long-term debt were $320 million and $401 million in the first half of 2012 and 2011, respectively, and purchases of common stock totaled $218 million and $6 million for the respective periods. In the first half of 2012, the Company received $36 million from the termination of interest rate swaps, and paid $56 million in relation the termination of a forward starting interest rate.
Credit Ratings & Liquidity:

The Company maintains strong investment grade credit ratings from the major U.S. rating agencies on its senior unsecured debt (average A-) as well as its short-term commercial paper borrowings. There have been no changes to any of the ratings during 2012.

Failure to maintain strong investment grade rating levels could adversely affect the Company's cost of funds, liquidity and access to capital markets, but would not have an adverse effect on the Company's ability to access committed credit facilities. In March 2011, the Company entered into a new four year $1.2 billion committed credit facility (the “Credit Agreement”), which replaced all formerly existing credit facilities. Borrowings under the Credit Agreement may include U.S. Dollars up to the $1.2 billion commitment or in Euro or Pounds Sterling subject to a foreign currency sublimit of $400.0 million and bear interest at a floating rate dependent upon the denomination of the borrowing. Repayments must be made on March 11, 2015 or upon an earlier termination date of the Credit Agreement, at the election of the Company. In July 2011, in connection with the Niscayah acquisition, the Company entered into a $1.25 billion 364 day credit facility (“Facility”). Borrowings under the Facility may include U.S. Dollars or Euros up to the commitment and bear interest at a floating rate dependent upon the denomination of the borrowing. The Facility decreased to $750 million (as per the terms of the agreement) in December 2011 and was terminated in July 2012 with the concurrent execution of a new $1.0 billion 364 day committed credit facility.  The new facility contains a 1 year term-out provision and borrowings under the Credit Agreement may include U.S. Dollars up to the $1.0 billion commitment or in Euro or Pounds Sterling subject to a foreign currency sublimit of $400.0 million and bear interest at a floating rate dependent upon the denomination of the borrowing.  Repayments must be made by July 12, 2013 or upon an earlier termination date of the Credit Agreement, at the election of the Company.  The Company has not drawn on either of the commitments provided by the Facilities. These credit facilities are designated to be liquidity backstops for the Company's $2.0 billion commercial paper program.

As discussed in Note J, Equity Arrangements, in the third quarter of 2011, the Company entered into a forward share purchase contract on its common stock which obligates the Company to pay $350 million to the financial institution counterparty not later than August 2013, or earlier at the Company's option, for the 5,581,400 shares purchased.

Cash and cash equivalents totaled $578 million as of June 30, 2012, which is predominantly held in foreign jurisdictions. Concurrent with the Black & Decker merger, the Company made a determination to repatriate certain legacy Black & Decker foreign earnings, on which U.S. income taxes had not previously been provided. As a result of this repatriation decision, the Company has recorded a related deferred tax liability. Current plans and liquidity requirements do not demonstrate a need to repatriate other foreign earnings. Accordingly, all other undistributed foreign earnings of the Company are considered to be permanently reinvested, or will be remitted substantially free of additional tax, consistent with the Company’s overall growth strategy internationally, including acquisitions and long-term financial objectives (as demonstrated by the recent acquisition of Niscayah). No provision has been made for taxes that might be payable upon remittance of these undistributed foreign earnings. However, should management determine at a later point to repatriate additional foreign earnings, the Company would be required to accrue and pay taxes at that time.

On July 25, 2012, the Company issued $750 million of junior subordinated debentures maturing on July 25, 2052 with fixed interest payable quarterly in arrears at a rate of 5.75% per annum. The Company, may at its election, redeem the debentures in whole or in part, at par on or after June 25, 2017. The security will initially receive equity credit ranging between 25% and 50% from the Company's rating agencies. The net proceeds of $729 million from the offering will be used for general corporate purposes, including the repayment of short term debt and the refinancing of recent and near term debt maturities.

OTHER MATTERS
Critical Accounting Estimates: There have been no significant changes in the Company’s critical accounting estimates during the second quarter of 2012. Refer to the “Other Matters” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended December 31, 2011 for a discussion of the Company’s critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no significant change in the Company’s exposure to market risk during the second quarter of 2012. Refer to the “Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended December 31, 2011 for further discussion.

ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of management, including the Company’s President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer have concluded that, as of June 30, 2012, the Company’s disclosure controls and procedures are effective. There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. In September 2011, the Company acquired a controlling interest in Niscayah AB for $984 million, net of cash acquired. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting continues to exclude the internal controls of Niscayah. As part of the ongoing integration activities, the Company is continuing to incorporate its controls and procedures into Niscayah.

CAUTIONARY STATEMENT
Under the Private Securities Litigation Reform Act of
1995

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical, including, but not limited to, the statements regarding the Company's ability to: (i) achieve 2-3% annual organic growth within three years; (ii) achieve full year diluted earnings per share to approximate $3.98 to $4.34 in 2012, inclusive of $275-300 million of merger and acquisition related charges as well as charges associated with 2012 cost actions; (iii) achieve earnings per share, exclusive of such charges, of $5.40 to $5.65 per share in 2012; (iv) generate full year free cash flow, excluding merger and acquisition-related charges and payments, of approximately $1.2 billion; (v) realize approximately $500 million in cost synergies resulting from the Black & Decker merger by the end of 2013 and which will help fuel future profit growth and facilitate global cost leadership; (vi) realize revenue synergies from the Black & Decker merger in the range of $300 million to $400 million by the end of 2013, which implies a benefit of approximately $0.35 - $0.50 of earnings per diluted share; (vii) realize cost synergies from the Niscayah acquisition of approximately $80 million by the end of 2013 and a benefit of approximately $0.45 of earnings per diluted share (excluding expected acquisition-related charges of $60 million to $80 million) by 2014, with $0.20 in 2012; (viii) realize earnings associated with the Infastech acquisition that will be over $0.15 accretive to the Company's diluted earnings per share in the first year and over $0.35 accretive to diluted earnings per share by year 3; and (ix) have the financial flexibility to deploy capital to shareowners' advantage through a combination of potential share repurchases, dividends and acquisitions (collectively, the “Results”); are “forward-looking statements” and are based on current expectations.

These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of risks, uncertainties and important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in the forward looking statements include, without limitation, those set forth under Part I Item 1A Risk Factors in the Company's Form 10-K for the year ended December 31, 2011 (together with any material changes thereto contained in subsequent filed Quarterly Reports on Form 10-Q); those contained in the Company's other filings with the Securities and Exchange Commission; and those set forth below.

The Company's ability to deliver the Results is dependent upon: (i) the Company's ability to increase organic growth in the five areas of focus identified in the Strategy discussion in this 10-Q; (ii) receipt of required regulatory approvals and satisfaction of other conditions precedent to completion of the Infastech acquisition such that the acquisition can be completed in the fourth quarter, (iii) successfully executing the integration of the Niscayah and Infastech businesses, as well as other recent acquisitions, and achieving the synergies and other results expected from the Niscayah, Infastech and other recent acquisitions; (iv) the Company's ability to successfully execute the integration and achieve the synergies, capitalize on growth opportunities and achieve the anticipated results of the combination with Black & Decker; (v) the Company's success at limiting merger and acquisition-related charges; (vi) the Company's ability to achieve working capital benefits and limit restructuring and other payments in connection with the Black & Decker merger; (vii) the Company's ability to achieve organic net sales increase of 1-2% on a pro-forma basis (assumes Niscayah was owned for the full year 2011); (viii) the Company's ability to make capital investments that are necessary to drive productivity and cost structure improvements while insuring that such investments provide a return on capital employed; (ix) the success of the Company's efforts to expand its tools and security businesses; (x) the success of the Company's efforts to build growth platforms and market leadership in electronic Securities Solutions, Infrastructure and Healthcare; (xi) the Company's success in developing and introducing new and high quality products, growing sales in existing markets, identifying and developing new markets for its products and maintaining and building the strength of its brands; (xii) the ability of the Company to maintain or reduce costs without adversely affecting its growth initiatives; (xiii) the continued acceptance of technologies used in the Company's products, including electronic Security Solutions, Infrastructure and Healthcare products; (xiv) the Company's ability to manage existing Sonitrol and Mac Tools franchisee and distributor relationships; (xv) the Company's ability to minimize costs associated with any sale or discontinuance of a business or product line, including any severance, restructuring, legal or other costs; (xvi) the after tax proceeds realized with respect to any business or product line disposals; (xvii) the extent of any asset impairments with respect to any businesses or product lines that are sold or discontinued; (xviii) the success of the Company's efforts to manage freight costs, steel and other commodity costs; (xix) the Company's ability to sustain or increase prices, including the acceptance thereof by end customers, in order to, among other things, offset or mitigate the impact of steel, freight, energy, non-ferrous commodity and other commodity costs and any inflation increases; (xx) the Company's ability to generate free cash flow and maintain a strong debt to capital ratio, including focusing on reduction of debt as determined by management; (xxi) the Company's ability to identify and effectively execute productivity improvements and cost reductions, while minimizing any associated restructuring charges; (xxii) the Company's ability to obtain favorable settlement of routine tax audits; (xxiii) the ability of the Company to generate earnings sufficient to realize future income tax benefits during periods when temporary differences become deductible; (xxiv) the continued ability of the Company to access credit and capital markets under satisfactory terms; and (xxv) the Company's ability to negotiate satisfactory payment terms under which the Company buys and sells goods, services, materials and products.

The Company's ability to deliver the Results is also dependent upon: (i) the success of the Company's marketing and sales efforts; (ii) the ability of the Company to maintain or improve production rates in the Company's manufacturing facilities, respond to significant changes in product demand and fulfill demand for new and existing products; (iii) the Company's ability to continue improvements in working capital; (iv) the ability to continue successfully managing and defending claims and litigation; (v) the success of the Company's efforts to mitigate any cost increases (such as customer price increases) generated by, for example, increases in the cost of energy or significant Chinese Renminbi or other currency appreciation or revaluation; (vi) the geographic distribution of the Company's earnings; and (vii) commitment to and success of SFS.

The Company's ability to achieve the Results will also be affected by external factors. These external factors include: the challenging global macroeconomic environment; the continued economic growth of emerging markets, particularly Latin America; pricing pressure and other changes within competitive markets; the continued consolidation of customers particularly in consumer channels; inventory management pressures on the Company's customers; the impact tightened credit markets may have on the Company or its customers or suppliers; the extent to which the Company has to write-off accounts receivable or assets or experiences supply chain disruptions in connection with bankruptcy filings by customers or suppliers; increasing competition; changes in laws, regulations and policies that affect the Company, including, but not limited to trade, monetary, tax and fiscal policies and laws; the timing and extent of any inflation or deflation; currency exchange fluctuations; the impact of dollar/foreign currency exchange and interest rates on the competitiveness of products and the Company's debt program; the strength of the U.S. and European economies; the extent to which world-wide markets associated with homebuilding and remodeling deteriorate; the effect of cost-cutting measures implemented by governmental authorities on the demand for the Company's products and those of its customers; the impact of events that cause or may cause disruption in the Company's manufacturing, distribution and sales networks such as war, terrorist activities, and political unrest; and recessionary or expansive trends in the economies of the world in which the Company operates.

Unless required by applicable securities laws, the Company undertakes no obligation to publicly update or revise any forward looking statements to reflect events or circumstances that may arise after the date hereof. Readers are advised, however, to consult any further disclosures made on related subjects in the Company's reports filed with the Securities and Exchange Commission.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors as disclosed in the Company’s Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on February 23, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended June 30, 2012:

2012	(a) Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Program	Maximum Number Of Shares That May Yet Be Purchased Under The Program
April 1 – May 5	91,887	$74.41	—	—
May 6 – June 2	—	—	2,944,800	—
June 3 – June 30	—	—	—	—
	91,887	$74.41	2,944,800
During May of 2012, the Company repurchased $200.0 million (2.9 million shares) of its common stock associated with the December 12, 2007 authorization to repurchase up to 10.0 million total shares. On July 13, 2012, the Board of Directors canceled the remaining authorization and approved a new repurchase of up to 20 million shares of the Company's common stock. After the approval, 25.6 million shares of common stock remain authorized for repurchase, of which 5.6 million shares are reserved for purchase in connection with the forward share purchase contract, entered into in the third quarter of 2011 (as discussed in Note J, Equity Arrangements). The forward share purchase contract obligates the Company to pay $350.0 million to the financial institution counterparty and take title to the shares not later than August 2013 or earlier at the Company’s option. The Company may continue to repurchase shares in the open market or through privately negotiated transactions from time to time pursuant to the extent management deems warranted based on a number of factors, including the level of acquisition activity, the market price of the Company’s common stock and the current financial condition of the Company.

(a)
The shares of common stock in this column were deemed surrendered to the Company by participants in various benefit plans of the Company to satisfy the participants’ taxes related to vesting or delivery of time vesting restricted share units under those plans.

ITEM 6. EXHIBITS

(4)(a)
Third Supplemental Indenture, dated July 25, 2012, between the Company and HSBC Bank USA, National Association, as Trustee, related to the 5.75% Junior Subordinated Debentures due 2052 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 25, 2012).

(4)(b)	Form of 5.75% Junior Subordinated Debentures due 2052 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on July 25, 2012).

(10)
364-Day Credit Agreement, dated as of July 13, 2012, by and among the Registrant, the Subsidiary Guarantor, the lenders named therein, Citibank, N.A., as Administrative Agent, Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated as lead arrangers and book runners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A. as syndication agents (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 18, 2012).

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

(101)
The following materials from Stanley Black & Decker Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2012 and July 2, 2011 (ii) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2012 and July 2, 2011, and (iv) Notes to (Unaudited) Condensed Consolidated Financial Statements**.

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

STANLEY BLACK & DECKER, INC.

Date:	July 27, 2012	By:	/s/ DONALD ALLAN, JR.
Donald Allan, Jr.
Senior Vice President and Chief Financial Officer