Form 10-Q
period 2012-09-29
STANLEY BLACK & DECKER, INC.
filed 2012-10-29
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2012.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
168,785,569 shares of the registrant’s common stock were outstanding as of October 25, 2012

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2012 AND OCTOBER 1, 2011
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	Third Quarter		Year-to-Date
	2012	2011	2012	2011
Net Sales	$2,786.7	$2,619.7	$8,253.8	$7,584.5
Costs and Expenses
Cost of sales	$1,777.2	$1,651.4	$5,235.9	$4,775.9
Selling, general and administrative	651.1	635.9	1,994.4	1,859.0
Provision for doubtful accounts	4.6	3.8	10.3	12.6
Other-net	77.0	89.6	248.7	201.7
Restructuring charges and asset impairments	53.4	14.9	114.1	49.2
Loss on debt extinguishment	45.5	—	45.5	—
Interest expense	36.7	34.8	105.1	103.5
Interest income	(2.6)	(8.0)	(7.5)	(20.3)
	$2,642.9	$2,422.4	$7,746.5	$6,981.6
Earnings from continuing operations before income taxes	143.8	197.3	507.3	602.9
Income taxes on continuing operations	28.8	35.1	116.7	86.0
Earnings from continuing operations	$115.0	$162.2	$390.6	$516.9
Less: Net (loss) earnings attributable to non-controlling interests	(0.2)	0.7	(1.2)	0.4
Net earnings from continuing operations attributable to common shareowners	115.2	161.5	391.8	516.5
Loss from discontinued operations before income taxes	—	(8.7)	—	(7.6)
Income tax benefit on discontinued operations	—	(1.8)	—	(1.7)
Net loss from discontinued operations	$—	$(6.9)	$—	$(5.9)
Net Earnings Attributable to Common Shareowners	$115.2	$154.6	$391.8	$510.6
Total Comprehensive Income (Loss) Attributable to Common Shareowners	$392.8	$(105.4)	$471.0	$445.3
Basic earnings (loss) per share of common stock:
Continuing operations	$0.71	$0.98	$2.39	$3.10
Discontinued operations	—	(0.04)	—	(0.04)
Total basic earnings per share of common stock	$0.71	$0.94	$2.39	$3.06
Diluted earnings (loss) per share of common stock:
Continuing operations	$0.69	$0.96	$2.34	$3.02
Discontinued operations	—	(0.04)	—	(0.04)
Total diluted earnings per share of common stock	$0.69	$0.92	$2.34	$2.99
Dividends per shares of common stock	$0.49	$0.41	$1.31	$1.23
Weighted Average Shares Outstanding (in thousands):
Basic	162,990	164,962	163,835	166,524
Diluted	166,043	168,896	167,568	170,976
See notes to condensed consolidated financial statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 29, 2012 AND DECEMBER 31, 2011
(Millions of Dollars, Except Per Share Amounts)

	(Unaudited)
	September 29, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$769.5	$906.9
Accounts and notes receivable, net	1,829.9	1,553.2
Inventories, net	1,702.0	1,438.6
Other current assets	452.5	424.0
Total Current Assets	4,753.9	4,322.7
Property, Plant and Equipment, net	1,385.5	1,250.9
Goodwill	7,528.7	6,920.1
Intangibles, net	3,165.8	3,117.0
Other Assets	280.3	338.3
Total Assets	$17,114.2	$15,949.0
Liabilities and Shareowners’ Equity
Current Liabilities
Short-term borrowings	$1,336.7	$0.2
Current maturities of long-term debt	208.6	526.4
Accounts payable	1,489.2	1,312.6
Accrued expenses	1,635.8	1,429.3
Total Current Liabilities	4,670.3	3,268.5
Long-Term Debt	2,728.9	2,925.8
Deferred Taxes	1,002.7	905.0
Post-retirement Benefits	701.0	724.1
Other Liabilities	747.4	1,058.8
Commitments and Contingencies (Note Q)	—	—
Shareowners’ Equity
Stanley Black & Decker, Inc. Shareowners’ Equity
Preferred stock, without par value: Authorized and unissued 10,000,000 shares
Common stock, par value $2.50 per share: Authorized 300,000,000 shares in 2012 and 2011
Issued 176,906,265 shares in 2012 and 176,091,572 shares in 2011	442.3	440.7
Retained earnings	2,886.9	2,707.3
Additional paid in capital	4,657.6	4,581.3
Accumulated other comprehensive loss	(270.0)	(349.2)
ESOP	(64.2)	(68.5)
	7,652.6	7,311.6
Less: cost of common stock in treasury	(448.2)	(308.0)
Stanley Black & Decker, Inc. Shareowners’ Equity	7,204.4	7,003.6
Non-controlling interests	59.5	63.2
Total Shareowners’ Equity	7,263.9	7,066.8
Total Liabilities and Shareowners’ Equity	$17,114.2	$15,949.0
See notes to condensed consolidated financial statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2012 AND OCTOBER 1, 2011
(Unaudited, Millions of Dollars)

	Third Quarter		Year-to-Date
	2012	2011	2012	2011
OPERATING ACTIVITIES
Net earnings attributable to common shareowners	$115.2	$154.6	$391.8	$510.6
Less: net loss from discontinued operations	—	(6.9)	—	(5.9)
Add: net (loss) earnings attributable to non-controlling interests	(0.2)	0.7	(1.2)	0.4
Net earnings from continuing operations	115.0	162.2	390.6	516.9
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	53.0	55.2	175.8	168.2
Amortization of intangibles	52.8	45.1	154.8	129.8
Loss on debt extinguishment	45.5	—	45.5	—
Settlement of income tax contingencies	(6.6)	—	(6.6)	(69.2)
Asset Impairments	10.8	—	10.8	—
Changes in working capital	(174.8)	(13.8)	(286.0)	(72.0)
Changes in other assets and liabilities	55.5	(92.8)	(66.8)	(218.1)
Cash provided by operating activities	151.2	155.9	418.1	455.6
INVESTING ACTIVITIES
Capital expenditures	(89.0)	(58.4)	(259.5)	(196.4)
Business acquisitions, net of cash acquired	(106.4)	(50.2)	(683.8)	(214.8)
Purchase of Niscayah	—	(962.9)	(11.3)	(962.9)
Proceeds from sale of assets	2.3	2.5	8.6	28.5
Termination of interest rate swaps	—	(3.1)	—	(3.1)
Proceeds (payments) on net investment hedge settlements	4.8	(5.3)	11.8	(34.5)
Short-term investments	—	24.7	—	(17.8)
Cash used in investing activities	(188.3)	(1,052.7)	(934.2)	(1,401.0)
FINANCING ACTIVITIES
Payments on long-term debt	(900.9)	(1.8)	(1,222.0)	(403.2)
Premium paid on debt extinguishment	(91.0)	—	(91.0)	—
Proceeds from long-term borrowings	729.4	0.9	729.4	21.4
Net premium paid for equity option	—	—	—	(19.6)
Stock purchase contract fees	(0.8)	(0.8)	(2.4)	(2.4)
Net short-term borrowings	527.4	(68.8)	1,316.3	556.0
Cash dividends on common stock	(82.5)	(69.1)	(221.3)	(206.6)
Termination of interest rate swaps	—	—	35.8	—
Termination of forward starting interest rate swap	—	—	(56.4)	—
Proceeds from the issuance of common stock	27.4	17.0	102.9	102.4
Purchase of common stock for treasury	—	(0.1)	(217.8)	(6.2)
Cash provided by (used in) financing activities	209.0	(122.7)	373.5	41.8
Effect of exchange rate changes on cash and cash equivalents	19.8	(44.7)	5.2	11.0
Change in cash and cash equivalents	191.7	(1,064.2)	(137.4)	(892.6)
Cash and cash equivalents, beginning of period	577.8	1,914.4	906.9	1,742.8
CASH AND CASH EQUIVALENTS, END OF PERIOD	$769.5	$850.2	$769.5	$850.2
See notes to condensed consolidated financial statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 29, 2012

A.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. Operating results for the three and nine months ended September 29, 2012 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Stanley Black & Decker, Inc.’s (the “Company”) Form 10-K for the year ended December 31, 2011.
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

In July 2012, the Financial Accounting Standards Board ("FASB") issued ASU 2012-02, "Intangibles - Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangibles Assets for Impairment (revised standard). The revised standard is intended to reduce the costs and complexity of the annual impairment testing by providing entities an option to perform a "qualitative" assessment to determine whither further impairment testing is necessary. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company will consider this new guidance as it conducts its annual impairment testing in 2013 as the Company has chosen not to early adopt this ASU for its 2012 testing.

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

In December 2011, the FASB issued guidance enhancing disclosure requirements on the nature of an entity’s right to offset and related arrangements associated with its financial and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. The new disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013 and interim periods therein. Other than requiring additional disclosures, the Company does not expect a material impact on its consolidated financial statements upon adoption.

C.	Earnings Per Share
The following table reconciles net earnings attributable to common shareowners and the weighted-average shares outstanding used to calculate basic and diluted earnings per share for the three and nine months ended September 29, 2012 and October 1, 2011:

	Third Quarter		Year-to-Date
	2012	2011	2012	2011
Numerator (in millions):
Net earnings from continuing operations attributable to common shareowners	$115.2	$161.5	$391.8	$516.5
Net loss from discontinued operations	—	(6.9)	—	(5.9)
Net earnings attributable to common shareowners	$115.2	$154.6	$391.8	$510.6
Less earnings attributable to participating restricted stock units (“RSU’s”) (a)	—	0.3	—	1.1
Net Earnings — basic	$115.2	$154.3	$391.8	$509.5
Net Earnings — dilutive	$115.2	$154.6	$391.8	$510.6

(a)	Due to the delivery of a significant portion of the outstanding participating RSU’s in 2011, the earnings attributable to any remaining participating RSU’s in 2012 is deemed de minimus.

	Third Quarter		Year-to-Date
	2012	2011	2012	2011
Denominator (in thousands):
Basic earnings per share — weighted-average shares (a)	162,990	164,962	163,835	166,524
Dilutive effect of stock options, awards and convertible preferred units and notes	3,053	3,934	3,733	4,452
Diluted earnings per share — weighted-average shares	166,043	168,896	167,568	170,976
Earnings per share of common stock:
Basic earnings (loss) per share of common stock:
Continuing operations	$0.71	$0.98	$2.39	$3.10
Discontinued operations	—	(0.04)	—	(0.04)
Total basic earnings per share of common stock	$0.71	$0.94	$2.39	$3.06
Diluted earnings (loss) per share of common stock:
Continuing operations	$0.69	$0.96	$2.34	$3.02
Discontinued operations	—	(0.04)	—	(0.04)
Total dilutive earnings per share of common stock	$0.69	$0.92	$2.34	$2.99

(a)	The Company repurchased three million shares of common stock during the second quarter of 2012 for $200 million.
The following weighted-average stock options and warrants were outstanding during the three and nine months ended September 29, 2012 and October 1, 2011, respectively, but were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	Third Quarter		Year-to-Date
	2012	2011	2012	2011
Number of stock options	2,585	3,303	2,070	2,135
Number of stock warrants	3,704	4,939	4,445	4,939
During August and September 2012, 4,938,624 stock warrants expired which were associated with the $320.0 million convertible notes that matured in May 2012. No shares were issued upon their expiration as the warrants were out of the money.

D.     Financing Receivables
Long-term trade financing receivables of $142.4 million and $131.2 million at September 29, 2012 and December 31, 2011, respectively, are reported within other assets in the Condensed Consolidated Balance Sheets. Financing receivables and long-term financing receivables are predominately related to certain security equipment leases with commercial businesses. Generally, the Company retains legal title to any equipment leases and bears the right to repossess such equipment in an event of default. All financing receivables are interest bearing and the Company has not classified any financing receivables as held-for-sale. Interest income earned from financing receivables that are not delinquent is recorded on the effective interest method. The Company considers any financing receivable that has not been collected within 90 days of original billing date as past-due or delinquent. Additionally, the Company considers the credit quality of all past-due or delinquent financing receivables as nonperforming.
The Company has an accounts receivable sale program that expires on December 11, 2014. According to the terms of that program the Company is required to sell certain of its trade accounts receivables at fair value to a wholly owned, consolidated, bankruptcy-remote special purpose subsidiary (“BRS”). The BRS, in turn, must sell such receivables to a third-party financial institution (“Purchaser”) for cash and a deferred purchase price receivable. The Purchaser’s maximum cash investment in the receivables at any time is $100.0 million. The purpose of the program is to provide liquidity to the Company. The Company accounts for these transfers as sales under ASC 860 “Transfers and Servicing”. Receivables are derecognized from the Company’s Consolidated Balance Sheets when the BRS sells those receivables to the Purchaser. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred purchase price receivable. At September 29, 2012, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.
At September 29, 2012 and December 31, 2011, $68.0 million and $92.1 million, respectively, of net receivables were derecognized. Gross receivables sold amounted to $277.9 million ($245.2 million, net) and $844.1 million ($749.5 million, net) for the three and nine months ended September 29, 2012, respectively. These sales resulted in a pre-tax loss of $0.8 million and $2.2 million for the three and nine months ended September 29, 2012, respectively. Proceeds from transfers of receivables to the Purchaser totaled $241.9 million and $704.8 million for the three and nine months ended September 29, 2012, respectively. Collections of previously sold receivables, including deferred purchase price receivables, and all fees, which are settled one month in arrears, resulted in payments to the Purchaser of $251.3 million and $729.0 million for the three and nine months ended September 29, 2012, respectively. Servicing fees amounted to $0.1 million and $0.4 million for the three and nine months ended September 29, 2012, respectively.

Gross receivables sold amounted to $494.2 million ($423.7 million, net) and $759.3 million ($665.4 million, net) for the three and nine months ended October 1, 2011, respectively. These sales resulted in a pre-tax loss of $0.9 million and $1.5 million for the three and nine months ended October 1, 2011, respectively. Proceeds from transfers of receivables to the Purchaser totaled $323.1 million and $573.9 million for the three and nine months ended October 1, 2011, respectively. Collections of previously sold receivables, including deferred purchase price receivables, and all fees, which are settled one month in arrears, resulted in payments to the Purchaser of $271.2 million and $516.0 million for the three and nine months ended October 1, 2011, respectively. Servicing fees amounted to less than $0.1 million for both the three and nine months ended October 1, 2011.
The Company’s risk of loss following the sale of the receivables is limited to the deferred purchase price receivable, which was $92.5 million at September 29, 2012 and $17.6 million at December 31, 2011. The deferred purchase price receivable will be repaid in cash as receivables are collected, generally within 30 days, and as such the carrying value of the receivable recorded approximates fair value. Delinquencies and credit losses on receivables sold were $0.4 million and $0.6 million for the three and nine months ended September 29, 2012, and less than $0.1 million and $0.2 million for the three and nine months ended October 1, 2011, respectively. Cash inflows related to the deferred purchase price receivable totaled $70.0 million and $206.6 million for the three and nine months ended September 29, 2012, respectively, and $76.0 million and $141.3 million for the three and nine months ended October 1, 2011, respectively. All cash flows under the program are reported as a component of changes in accounts receivable within operating activities in the condensed consolidated statements of cash flows since all the cash from the Purchaser is either: 1) received upon the initial sale of the receivable; or 2) from the ultimate collection of the underlying receivables and the underlying receivables are not subject to significant risks, other than credit risk, given their short-term nature.

E.	Inventories
The components of inventories, net at September 29, 2012 and December 31, 2011 are as follows (in millions):

	2012	2011
Finished products	$1,216.3	$1,043.1
Work in process	176.1	147.7
Raw materials	309.6	247.8
Total	$1,702.0	$1,438.6

F.	Acquisitions

PENDING ACQUISITIONS
On July 23, 2012, the Company announced that it has entered into a definitive agreement to acquire Infastech, a global manufacturer and distributor of specialty engineered fastening technology based in Hong Kong for approximately $850 million. Infastech will be consolidated into the Company's Industrial segment. The transaction is subject to customary closing conditions and is expected to close, at the earliest, in the fourth quarter of 2012.

2012 ACQUISITIONS
During the first three quarters of 2012, the Company completed six acquisitions for a total purchase price of $683.8 million, net of cash acquired. The largest of these acquisitions were AeroScout Inc. (“AeroScout”), which was purchased for $238.8 million, and Powers Fasteners, Inc (“Powers”), which was purchased for $220.5 million. AeroScout develops, manufactures, and sells real time locating systems ("RTLS") primarily to healthcare and certain industrial customers. Powers distributes fastening products such as mechanical anchors, adhesive anchoring systems, and powered forced-entry systems, mainly for commercial construction end customers. AeroScout was purchased in the second quarter and has been integrated within the Security and Industrial segments. Powers was also purchased in the second quarter and is part of the CDIY segment. The combined assets acquired for these acquisitions, including $210 million of intangible assets and $7 million of cash acquired, are approximately $333 million, and the combined liabilities are approximately $115 million. The related goodwill associated with these two acquisitions is approximately $249 million. The total purchase price for the acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The purchase accounting for these recent acquisitions is preliminary, principally with respect to finalization of intangible asset valuation and certain other minor items.

Four smaller acquisitions were completed during 2012 for a total purchase price of $224.5 million. The largest of these acquisitions were Lista North America (“Lista”), which was purchased for $89.7 million, and Tong Lung Metal Industry Co. ("Tong Lung"), which the Company purchased a 89% controlling share for $102.8 million and assumed $20.0 million of short term debt. Lista's storage and workbench solutions complement the Industrial & Automotive Repair division's tool, storage, RFID, and specialty supply product and service offerings. Tong Lung manufactures and sells commercial and residential locksets. Lista was purchased in the first quarter and is part of the Industrial segment. Tong Lung was purchased in the third quarter and is part of the Security segment. The purchase accounting for these recent acquisitions is substantially complete with the exception of Tong Lung which was acquired in the third quarter of 2012.
2011 ACQUISITIONS
NISCAYAH
On September 9, 2011 the Company established a controlling ownership interest of 95% in Niscayah. This was accomplished as part of an existing tender offer to purchase all Niscayah outstanding shares at a price of 18 SEK per share, whereby the Company increased its ownership interest from 5.8% of the outstanding shares of Niscayah at July 2, 2011 to 95% of the outstanding shares at September 9, 2011. Over the remainder of 2011, the Company purchased additional outstanding shares of Niscayah, bringing the Company’s total ownership interest in Niscayah to 99% at December 31, 2011. During the second quarter of 2012, the Company purchased the remaining outstanding shares of Niscayah for $11.3 million, or 18 SEK per share. The total purchase price paid for Niscayah was $995.8 million.

The Niscayah acquisition has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The purchase price allocation for Niscayah was completed during the third quarter of 2012 within the measurement period. The measurement period adjustments recorded in the third quarter of 2012 did not have a significant impact on the Company’s consolidated statements of operations, balance sheet, or condensed statements of cash flows. The following table summarizes the estimated fair values of major assets acquired and liabilities assumed:

(Millions of Dollars)
Cash and cash equivalents	$21.1
Accounts and notes receivable, net	178.0
Inventories, net	55.1
Prepaid expenses and other current assets	45.3
Property, plant and equipment	32.3
Trade names	6.0
Customer relationships	350.0
Other assets	43.1
Short-term borrowings	(202.9)
Accounts payable	(55.8)
Deferred taxes	(143.5)
Other liabilities	(253.9)

Total identifiable net assets	74.8
Goodwill	921.0

Total consideration transferred	$995.8
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
OTHER 2011 ACQUISITIONS
During 2011, the Company completed nine other acquisitions for a total purchase price of $216.2 million, net of cash acquired. The purchase price allocations for these acquisitions has been completed. There were no significant changes to the purchase price allocations made during the first nine months of 2012.
ACTUAL AND PRO-FORMA IMPACT FROM ACQUISITIONS
Actual Impact from Acquisitions
The following table presents information for AeroScout, Powers, Lista, Tong Lung, and other 2012 acquisitions that are included in the Company’s Consolidated Statements of Operations and Comprehensive Income:

	Third Quarter	Year-to-Date
(Millions of Dollars)	2012	2012
Net Sales	$73.5	$128.1
Net Loss	(4.4)	(2.5)
Results include charges relating to inventory step-up, fair value adjustments to deferred revenue, and restructuring charges.
Pro-forma Impact from Acquisitions
The following table presents supplemental pro-forma information as if the Niscayah, AeroScout, Powers, Tong Lung and other 2012 and 2011 acquisitions had occurred on January 2, 2011. This pro-forma information includes acquisition-related charges for the period. The pro-forma consolidated results are not necessarily indicative of what the Company’s consolidated net earnings would have been had the Company completed these acquisitions on January 2, 2011.

	Third Quarter		Year-to-Date
(Millions of Dollars, except per share amounts)	2012	2011	2012	2011
Net sales	$2,795.7	$2,884.6	$8,390.6	$8,524.9
Net earnings attributable to common shareowners	115.7	160.6	390.0	516.7
Diluted earnings per share-continuing operations	0.70	0.95	2.33	3.02
The 2012 pro-forma results were calculated by combining the results of Stanley Black & Decker with AeroScout's, Powers', and Tong Lung's stand-alone results for their respective pre-acquisition periods. The following adjustments were made to account for certain costs which would have been incurred during this pre-acquisition period:

•
Elimination of the historical pre-acquisition intangible asset amortization expense and the addition of intangible asset amortization expense related to intangibles valued as part of the purchase price allocation that would have been incurred from January 1, 2012 to the acquisition dates.

•	The modifications above were adjusted for the applicable tax impact.
The 2011 pro-forma results were calculated by combining the results of Stanley Black & Decker with AeroScout's, Powers', Lista's, and Tong Lung's stand-alone results from January 2, 2011 through October 1, 2011. The pre-acquisition results of the other 2011 acquisitions were also combined for their respective pre-acquisition periods. The following adjustments were made to account for certain costs which would have been incurred during this pre-acquisition period:

•
Elimination of the historical pre-acquisition intangible asset amortization expense and the addition of intangible asset amortization expense related to intangibles valued as part of the purchase price allocation that would have been incurred from January 2, 2011 to October 1, 2011.

•	Additional expense for the inventory step-up which would have been amortized as the corresponding inventory was sold.

•	Reduced revenue for fair value adjustments made to deferred revenue for AeroScout.

•	The modifications above were adjusted for the applicable tax impact.

G.	Goodwill
Changes in the carrying amount of goodwill by segment are as follows (in millions):

(Millions of Dollars)	CDIY	Industrial	Security	Total
Balance December 31, 2011	$3,004.2	$1,291.4	$2,624.5	$6,920.1
Addition from acquisitions	90.2	99.9	317.3	507.4
Foreign currency translation	45.4	0.6	55.2	101.2
Balance September 29, 2012	$3,139.8	$1,391.9	$2,997.0	$7,528.7

H.	Long-Term Debt and Financing Arrangements
Long-term debt and financing arrangements at September 29, 2012 and December 31, 2011 follow:

	Interest Rate	2012	2011
Notes payable due 2012	4.90%	200.4	204.2
Convertible notes payable due in 2012	3 month LIBOR less 3.50%	—	316.1
Notes payable due 2013	6.15%	—	259.2
Notes payable due 2014	4.75%	—	312.7
Notes payable due 2014	8.95%	—	388.7
Notes payable due 2016	5.75%	328.6	330.5
Notes payable due in 2018 (junior subordinated)	4.25%	632.5	632.5
Notes payable due 2021	3.40%	419.0	402.9
Notes payable due 2028	7.05%	171.8	167.5
Notes payable due 2040	5.20%	399.7	399.7
Notes payable due 2052	5.75%	750.0	—
Other, payable in varying amounts through 2021	0.00% – 7.14%	35.5	38.2
Total long-term debt, including current maturities		$2,937.5	$3,452.2
Less: Current maturities of long-term debt		(208.6)	(526.4)
Long-term debt		$2,728.9	$2,925.8
In January 2012, the Company terminated its fixed-to-floating interest rate swaps on its $200.0 million notes payable due in 2012. The Company previously had fixed-to-floating rate swaps on this note that was terminated in December 2008. The $0.4 million adjustment to the carrying value of the $200.0 million notes payable at September 29, 2012 pertains to the unamortized gain on both terminated swaps.
In January 2012, the Company terminated its fixed-to-floating interest rate swap on its $300.0 million notes payable due in 2016. At September 29, 2012, the carrying value of the $300.0 million note payable includes $11.6 million pertaining to the unamortized gain on the terminated swap as well as $17.0 million associated with fair value adjustments made in purchase accounting.
In January 2012, the Company entered into an additional $200.0 million fixed-to-floating interest rate swap on its $400.0 million notes payable due in 2021. The Company had previously entered into a $200.0 million fixed-to-floating interest rate swap on these notes. At September 29, 2012, the carrying value of the $400.0 million notes payable due in 2021 includes $19.4 million pertaining to the fair value adjustment on the swaps partially offset by $0.4 million unamortized discount on the notes.
In January 2012, the Company entered into a fixed-to-floating interest rate swap on its $150.0 million notes payable due in 2028. At September 29, 2012, the carrying value of the $150.0 million notes payable due in 2028 includes $4.8 million pertaining to the fair value adjustment of the swaps as well as $17.0 million associated with fair value adjustments made in purchase accounting.
Unamortized gains and fair value adjustments associated with interest rate swaps and the impact of terminated swaps are more fully discussed in Note I, Derivative Financial Instruments.
In May 2012, the Company repaid the $320.0 million principal of its Convertible Notes at maturity, in cash. Additionally, the Company settled the conversion option value by delivering 640,018 common shares. The conversion rate was 15.6666 per $1,000 note (equivalent to a conversion price set at $63.83 per common share), and the applicable market value of the Company's stock at settlement was $73.24. The Company's Bond Hedge also matured May 17, 2012 resulting in the receipt of 640,772 common shares from the counterparties. The aggregate effect of these financial instruments was a 754 decrease in the Company’s common shares. During August and September 2012, 4,938,624 stock warrants associated with the Convertible Notes expired. No shares were issued upon their expiration as the warrants were out of the money. Refer to Note H, Long-Term Debt and Financing Arrangements, of the Company’s Form 10-K for the year ended December 31, 2011 for further discussion.
In July 2012, the Company issued $750.0 million of junior subordinated debentures, maturing on July 25, 2052 (“2052 Subordinated Debentures”) with fixed interest payable quarterly, in arrears, at a rate of 5.75% per annum. The 2052

Subordinated Debentures are unsecured and rank subordinate and junior in right of payment to all of the Company's existing and future senior debt. The 2052 Subordinated Debentures are not guaranteed by any of the Company's subsidiaries and are therefore, structurally subordinated to all debt and other liabilities of the Company's subsidiaries. The Company received net proceeds of $729.4 million and paid $20.6 million of underwriting fees associated with the transaction. The Company used the net proceeds from the offering for general corporate purposes, including repayment of debt and refinancing of near term debt maturities. The Company may, so long as there is no event of default with respect to the debentures, defer interest payments on the debentures, from time to time, for one or more Optional Deferral Periods (as defined in the indenture governing the 2052 Subordinated Debentures) of up to five consecutive years per period. Deferral of interest payments cannot extend beyond the maturity date of the debentures. Additionally, the 2052 Subordinated Debentures include an optional redemption whereby the Company may elect to redeem the debentures, in whole or in part, at the redemption price plus accrued and unpaid interest if redeemed before July 25, 2017, or at 100% of their principal amount plus accrued and unpaid interest if redeemed after July 25, 2017.
In July and August 2012, the Company repurchased $250.0 million of The Stanley Works 6.15% senior notes due 2013, $350.0 million of The Black & Decker Corporation's 8.95% senior notes due 2014 and $300.0 million of The Black & Decker Corporation's 4.75% senior notes due 2014 by initiating an open market tender offer to purchase for cash any and all of the notes, followed by exercising its right under the optional redemption provision of each note to repurchase any remaining notes not repurchased in the tender offer. The Company paid a premium of $91 million to extinguish the notes, which was offset by gains of $35 million from fair value adjustments made in purchase accounting and $11 million from terminated derivatives, resulting in a net pre-tax loss of $45.5 million.
At September 29, 2012, the Company had $1,308.4 million of borrowings outstanding against the Company’s $2.0 billion commercial paper program. At December 31, 2011, the Company had no commercial paper borrowings outstanding.

In July 2012, the Company terminated its $750 million 364 day credit facility with the concurrent execution of a new $1.0 billion 364 day committed credit facility ("facility"). The new facility contains a one year term-out provision and borrowings under the Credit Agreement may include U.S. Dollars up to the $1.0 billion commitment or in Euro or Pounds Sterling subject to a foreign currency sublimit of $400.0 million and bear interest at a floating rate dependent upon the denomination of the borrowing. Repayments must be made by July 12, 2013, unless the one year term-out election is made, or upon an earlier termination date of the Credit Agreement, at the election of the Company. As of September 29, 2012, the Company has not drawn on the commitments provided by the facility.

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

A summary of the fair value of the Company’s derivatives recorded in the Consolidated Balance Sheets at September 29, 2012 and December 31, 2011 follows (in millions):

	Balance Sheet Classification	2012	2011	Balance Sheet Classification	2012	2011
Derivatives designated as hedging instruments:
Interest Rate Contracts Cash Flow	Other current assets	$—	$—	Accrued expenses	$44.5	$86.9
Interest Rate Contracts Fair Value	Other current assets	11.7	21.7	Accrued expenses	1.0	5.2
	LT other assets	19.6	15.2	LT other liabilities	—	—
Foreign Exchange Contracts Cash Flow	Other current assets	3.5	5.3	Accrued expenses	6.0	1.4
	LT other assets	0.5	—	LT other liabilities	0.6	0.8
Net Investment Hedge	Other current assets	—	27.7	Accrued expenses	36.8	—
		$35.3	$69.9		$88.9	$94.3
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$87.2	$48.1	Accrued expenses	$52.4	$63.4
	LT other assets	—	24.5	LT other liabilities	11.7	24.0
		$87.2	$72.6		$64.1	$87.4
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
During the first nine months of 2012 and 2011, respectively, significant cash flows related to derivatives including those that are separately discussed in Cash Flow Hedges, Fair Value Hedges and Net Investment Hedges below resulted in net cash paid of $29.1 million and cash paid of $93.0 million, respectively.
CASH FLOW HEDGES
There was a $93.3 million and $75.9 million after-tax loss as of September 29, 2012 and December 31, 2011, respectively, reported for cash flow hedge effectiveness in accumulated other comprehensive loss. An after-tax loss of $13.4 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next twelve months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies and interest rates through the maturity dates.
The tables below detail pre-tax amounts reclassified from accumulated other comprehensive income (loss) into earnings for active derivative financial instruments during the periods in which the underlying hedged transactions affected earnings for the nine months ended September 29, 2012 and October 1, 2011 (in millions):

Year-to-date 2012 (In millions)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Interest Rate Contracts	$(9.8)	Interest expense	$—	$—
Foreign Exchange Contracts	$(11.0)	Cost of Sales	$2.2	$—

Year-to-date 2011 (In millions)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Interest Rate Contracts	$(62.0)	Interest expense	$—	$—
Foreign Exchange Contracts	$(2.2)	Cost of sales	$(20.5)	—
 * Includes ineffective portion and amount excluded from effectiveness testing on derivatives.
For the third quarter and nine months ended September 29, 2012, the hedged items’ impact to the Consolidated Statement of Operations and Comprehensive Income was a loss of $1.2 million and a loss of $2.2 million, respectively, in Cost of Sales, which is offsetting the loss shown above. For the third quarter and nine months ended October 1, 2011, the hedged items’ impact to the Consolidated Statement of Operations and Comprehensive Income was a gain of $10.2 million and $20.5 million in Cost of Sales. There was no impact related to the interest rate contracts’ hedged items and the impact of de-designated hedges was immaterial for all periods presented.
For the three and nine months ended September 29, 2012 an after-tax loss of $0.1 million and $0.9 million, respectively, were reclassified from Accumulated other comprehensive income (loss) into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) during the periods in which the underlying hedged transactions affected earnings. For the third quarter and nine months ended October 1, 2011, an after-tax loss of $6.6 million and $14.9 million, respectively, were reclassified from Accumulated other comprehensive income (loss) into earnings (inclusive of the gain/loss amortization on terminated derivative financial instruments) during the periods in which the underlying hedged transactions affected earnings.

Interest Rate Contract: The Company enters into interest rate swap agreements in order to obtain the lowest cost source of funds within a targeted range of variable to fixed-rate debt proportions. At September 29, 2012 and December 31, 2011, the Company had $160.0 million and $400.0 million, respectively, of forward starting swaps outstanding fixing the interest rate on the expected refinancing of debt in 2012 as discussed below.
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
Foreign Currency Contracts
Forward Contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from subsidiaries with non-U.S. dollar functional currencies which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases of inventory. Gains and losses reclassified from accumulated other comprehensive loss for the effective and ineffective portions of the hedge as well as any amounts excluded from effectiveness testing are recorded in cost of sales. Gains and losses incurred after a hedge has been de-designated are not recorded in Accumulated other comprehensive income, but are recorded directly to the Consolidated Statement of Operations and Comprehensive Income in other-net. At September 29, 2012, the notional value of forward currency contracts outstanding was $195.8 million, all of which was designated, and matures at various dates through 2013. At December 31, 2011, the notional value of forward currency contracts outstanding was $196.8 million, of which $19.8 million has been de-designated, maturing at various dates through 2013.
Purchased Option Contracts: The Company and its subsidiaries have entered into various inter-company transactions whereby the notional values are denominated in currencies other than the functional currencies of the party executing the trade. In order to better match the cash flows of its inter-company obligations with cash flows from operations, the Company enters into purchased option contracts. Gains and losses reclassified from accumulated other comprehensive income (loss) for the effective and ineffective portions of the hedge as well as any amounts excluded from effectiveness testing are recorded in cost of sales. At September 29,2012, the notional value of purchased option contracts was $376.0 million maturing at various dates through 2013. As of December 31, 2011, there were no purchased option contracts outstanding.

FAIR VALUE HEDGES
Interest Rate Risk: In an effort to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, the Company enters into interest rate swaps. In January 2012, the Company entered into interest rate swaps with a notional value of $150.0 million, related to the Company’s $150.0 million 7.05% notes due in 2028. Also, in January 2012, the Company entered into an incremental interest rate swap with a notional value of $200.0 million, related to the Company’s $400.0 million 3.4% notes due in 2021, as a $200.0 million notional value interest rate swap from December 2011 was already in place. These interest rate swaps effectively converted the Company’s fixed rate debt to floating rate debt based on LIBOR, thereby hedging the fluctuation in fair value resulting from changes in interest rates. In January 2012, the Company terminated interest rate swaps with notional values equal to the Company’s $300.0 million 4.75% notes due in 2014, $300.0 million 5.75% notes due in 2016, $200.0 million 4.9% notes due in 2012 and $250.0 million 6.15% notes due in 2013. These terminations resulted in cash receipts of $35.8 million. The resulting gain of $28.0 million was deferred and will be amortized to earnings over the remaining life of the notes. In the third quarter of 2012, the Company repurchased the $250.0 million 6.15% notes due 2013 and $300.0 million 4.75% notes due 2014 and, as a result, $11.1 million of the previously deferred gain was recognized in earnings during the quarter. The changes in fair value of the interest rate swaps during the period were recognized in earnings as well as the offsetting changes in fair value of the underlying notes. The notional value of open contracts was $550.0 million and $1.25 billion as of September 29, 2012 and December 31, 2011, respectively. A summary of the fair value adjustments relating to these swaps is as follows (in millions):

	Third Quarter 2012		Year-to-Date 2012
Income Statement Classification	Gain/(Loss) on Swaps	Gain /(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain /(Loss) on Borrowings
Interest Expense	$0.7	$(0.7)	$25.7	$(25.7)

	Third Quarter 2011		Year-to-Date 2011
Income Statement Classification	Gain/(Loss) on Swaps	Gain /(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain /(Loss) on Borrowings
Interest Expense	$17.0	$(17.0)	$28.0	$(28.0)
In addition to the amounts in the table above, the net swap accruals for each period and amortization of the gains on terminated swaps are also reported as a reduction of interest expense and totaled $16.4 million and $29.6 million for the third quarter and nine months ended September 29, 2012, respectively, and $4.9 million and $14.3 million for the third quarter and nine months ended October 1, 2011, respectively. Interest expense on the underlying debt was $6.0 million and $21.8 million for the third quarter and nine months ended September 29, 2012, respectively, and $14.0 million and $41.6 million for the three and nine months ended October 1, 2011, respectively.

NET INVESTMENT HEDGES
Foreign Exchange Contracts: The Company utilizes net investment hedges to offset the translation adjustment arising from re-measurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in accumulated other comprehensive loss were losses of $65.5 million and $32.7 million at September 29, 2012 and December 31, 2011, respectively. As of September 29, 2012, the Company had foreign exchange contracts that mature at various dates through July 2013 with notional values totaling $956.4 million outstanding hedging a portion of its pound sterling denominated net investment. As of December 31, 2011, the Company had foreign exchange contracts that mature at various dates through October 2012 with notional values totaling $925.4 million outstanding hedging a portion of its pound sterling denominated net investment. For the first nine months of 2012, maturing foreign exchange contracts resulted in net cash receipts of $11.8 million. For the first nine months of 2011, maturing foreign exchange contracts resulted in net cash payments of $34.5 million. Gains and losses on net investment hedges remain in accumulated other comprehensive income (loss) until disposal of the underlying assets.

The pre-tax gain or loss from year-to-date fair value changed was as follows (in millions):

	Third Quarter 2012			Year-to-Date 2012
Income Statement Classification	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement
Other-net	$(45.7)	$—	$—	$(52.8)	$—	$—

	Third Quarter 2011			Year-to-Date 2011
Income Statement Classification	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement
Other-net	$23.6	$—	$—	$(12.4)	$—	$—
 * Includes ineffective portion and amount excluded from effectiveness testing.
UNDESIGNATED HEDGES
Foreign Exchange Contracts: Currency swaps and foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the contracts outstanding at September 29, 2012 was $4.3 billion of forward contracts and $106.2 million in currency swaps, maturing at various dates primarily through August 2013 with the currency swap maturing in December 2014. The total notional amount of the contracts outstanding at December 31, 2011 was $3.9 billion of forward contracts and $100.8 million in currency swaps. The income statement impacts related to derivatives not designated as hedging instruments for 2012 and 2011 are as follows (in millions):

Derivatives Not Designated as Hedging Instruments under ASC 815	Income Statement Classification	Third Quarter 2012 Amount of Gain (Loss) Recorded in Income on Derivative	Year-to-Date 2012 Amount of Gain (Loss) Recorded in Income on Derivative
Foreign Exchange Contracts	Other-net	$30.3	$30.2

Derivatives Not Designated as Hedging Instruments under ASC 815	Income Statement Classification	Third Quarter 2011 Amount of Gain (Loss) Recorded in Income on Derivative	Year-to-Date 2011 Amount of Gain (Loss) Recorded in Income on Derivative
Foreign Exchange Contracts	Other-net	$45.9	$6.3

J.	Equity Arrangements
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
Following the issuance of Convertible Preferred Stock upon settlement of a holder’s Purchase Contracts, a holder of Convertible Preferred Stock may, at its option, at any time and from time to time, convert some or all of its outstanding shares of Convertible Preferred Stock at a conversion rate of 1.3333 shares of the Company’s common stock per share of Convertible Preferred Stock (subject to customary anti-dilution provisions), which is equivalent to an initial conversion price of approximately $75.00 per share of common stock. Assuming conversion of the 6,325,000 shares of Convertible Preferred Stock at the 1.3333 initial conversion rate a total of 8.43 million shares of the Company’s common stock may be issued upon conversion. As of September 29, 2012, due to the customary anti-dilution provisions, the conversion rate on the Convertible Preferred Stock is 1.3446 (equivalent to a conversion price of approximately $74.37 per common share). In the event that holders elect to settle their Purchase Contracts prior to November 17, 2015, the Company will deliver a number of shares of Convertible Preferred Stock equal to 85% of the Purchase Contracts tendered, together with cash in lieu of fractional shares. Upon a conversion on or after November 15, 2015 the Company may elect to pay or deliver, as the case may be, solely shares of common stock, together with cash in lieu of fractional shares (“physical settlement”), solely cash (“cash settlement”), or a combination of cash and common stock (“combination settlement”). The Company may redeem some or all of the Convertible Preferred Stock on or after December 22, 2015 at a redemption price equal to 100% of the $100 liquidation preference per share plus accrued and unpaid dividends to the redemption date.
In November 2010, contemporaneously with the issuance of the Convertible Preferred Units described above, the Company paid $50.3 million, or an average of $5.97 per option, to enter into capped call transactions (equity options) on 8.43 million shares of common stock with certain major financial institutions. The purpose of the capped call transactions is to offset the common shares that may be deliverable upon conversion of shares of Convertible Preferred Stock. With respect to the impact on the Company, the capped call transactions and the Convertible Preferred Stock, when taken together, result in the economic equivalent of having the conversion price on the Convertible Preferred Stock at $97.12, the upper strike price of the capped call (as of September 29, 2012). Refer to Note H, Long-Term Debt and Financing Arrangements, and Note J, Capital Stock, of the Company’s Form 10-K for the year ended December 31, 2011 for further discussion. In accordance with ASC 815-40 “Derivatives and Hedging – Contracts in Entity’s own Equity”, the $50.3 million premium paid was recorded as a reduction to equity.
The capped call transactions cover, subject to customary anti-dilution adjustments, the number of shares of common stock equal to the number of shares of common stock underlying the maximum number of shares of Convertible Preferred Stock issuable upon settlement of the Purchase Contracts. Each of the capped call transactions has a term of approximately 5 years and initially had a lower strike price of $75.00, which corresponded to the initial conversion price of the Convertible Preferred Stock, and an upper strike price of $97.95, which was approximately 60% higher than the closing price of the common stock on November 1, 2010. The capped call transactions may be settled by net share settlement (the default settlement method) or, at the Company’s option and subject to certain conditions, cash settlement, physical settlement or modified physical settlement. The aggregate fair value of options at September 29, 2012 was $69.4 million.
A summary of the capped call (equity options) issued is as follows:

			(Per Share)
Series	Original Number of Options	Net Premium Paid (In millions)	Adjusted Lower Strike Price	Adjusted Upper Strike Price
Series I	2,811,041	$16.8	$74.37	$97.12
Series II	2,811,041	$16.8	$74.37	$97.12
Series III	2,811,041	$16.7	$74.37	$97.12
	8,433,123	$50.3	$74.37	$97.12

K.     Net Periodic Benefit Cost — Defined Benefit Plans
Following are the components of net periodic benefit cost for the three and nine months ended September 29, 2012 and October 1, 2011 (in millions):

	Third Quarter
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
	2012	2011	2012	2011	2012	2011
Service cost	$1.6	$1.6	$2.8	$3.3	$0.2	$—
Interest cost	15.6	17.6	11.4	13.3	0.7	0.8
Expected return on plan assets	(16.6)	(17.5)	(10.8)	(12.7)	—	—
Amortization of prior service cost (credit)	0.3	0.3	0.1	0.1	(0.3)	(0.2)
Amortization of transition obligation	—	—	—	(0.1)	—	—
Amortization of net loss	1.5	0.6	0.8	0.8	—	—
Curtailment loss	$—	$—	$1.2	$—	$—	$—
Net periodic cost	$2.4	$2.6	$5.5	$4.7	$0.6	$0.6

	Year-to-Date
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
	2012	2011	2012	2011	2012	2011
Service cost	$4.9	$4.8	$8.6	$9.4	$0.7	$0.5
Interest cost	46.8	52.6	34.5	39.9	2.1	2.7
Expected return on plan assets	(49.8)	(52.5)	(32.5)	(38.2)	—	—
Amortization of prior service cost (credit)	0.8	0.8	0.3	0.3	(0.9)	(0.9)
Amortization of net loss	4.6	1.9	2.3	2.3	—	—
Curtailment loss	—	—	1.8	—	—	—
Net periodic cost	$7.3	$7.6	$15.0	$13.7	$1.9	$2.3

L.	Fair Value Measurements
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

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of the hierarchy levels (millions of dollars):

	Total Carrying Value	Level 1	Level 2
September 29, 2012:
Money market fund	$9.6	$9.6	$—
Derivative assets	$122.5	$—	$122.5
Derivative liabilities	$153.0	$—	$153.0
December 31, 2011:
Money market fund	$39.0	$39.0	$—
Derivative assets	$142.5	$—	$142.5
Derivative liabilities	$181.7	$—	$181.7
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

	September 29, 2012		December 31, 2011
(millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$2,937.5	$3,040.3	$3,452.2	$3,623.4
Derivative assets	$122.5	$122.5	$142.5	$142.5
Derivative liabilities	$153.0	$153.0	$181.7	$181.7
The fair values of long-term debt instruments are considered Level 2 instruments within the fair value hierarchy and are estimated using a discounted cash flow analysis, based on the Company’s marginal borrowing rates. The fair value of the Company’s variable rate short term borrowings approximate their carrying value at September 29, 2012. The fair values of foreign currency and interest rate swap agreements, comprising the derivative assets and liabilities in the table above, are based on current settlement values.
As discussed in Note D, Financing Receivables, the Company has a deferred purchase price receivable related to sales of trade receivables. The deferred purchase price receivable will be repaid in cash as receivables are collected, generally within 30 days, and as such the carrying value of the receivable approximates fair value.

M.	Other Costs and Expenses
Other-net is primarily comprised of intangible asset amortization expense, currency gains or losses, environmental expense and merger and acquisition-related charges, primarily consisting of transaction costs. During the three and nine months ended September 29, 2012, Other-net included $12.0 million and $37.5 million in merger and acquisition-related costs, respectively. During the three and nine months ended October 1, 2011, Other-net included $33.7 million and $43.5 million in merger and acquisition-related costs, respectively.

N.     Restructuring & Asset Impairments
A summary of the restructuring reserve activity from December 31, 2011 to September 29, 2012 is as follows (in millions):

	12/31/2011	Additions (Reversals), net	Usage	Currency	9/29/2012
2012 Actions
Severance and related costs	$—	$91.5	$(56.1)	$0.5	$35.9
Facility closures	$—	$15.2	$(10.1)	$—	$5.1
Asset Impairments	$—	$10.8	$(10.8)	$—	$—
Subtotal 2012 actions	$—	$117.5	$(77.0)	$0.5	$41.0
Pre-2012 Actions
Severance and related costs	$82.4	$(5.9)	$(25.8)	$0.3	$51.0
Facility closures	1.7	2.5	(0.2)	—	4.0
Subtotal Pre-2012 actions	$84.1	$(3.4)	$(26.0)	$0.3	$55.0
Total	$84.1	$114.1	$(103.0)	$0.8	$96.0
2012 Actions: In the first nine months of 2012, the Company continued with restructuring activities associated with the Black & Decker merger, Niscayah and other acquisitions, and recognized $59.2 million of restructuring charges related to activities initiated in the current year. Of those charges, $37.5 million relates to severance charges associated with the reduction of approximately 500 employees, $10.9 million relates to facility closure costs, and $10.8 million relates to asset impairment charges. For the three months ended September 29, 2012, the Company recognized $28.6 million of restructuring charges related to activities initiated in the current year. Of those charges, $16.6 million relates to severance charges associated with the reduction of approximately 150 employees, $1.2 million relates to facility closure costs, and $10.8 million relates to asset impairment charges.
In addition, the Company has initiated cost reduction actions in the first nine months of 2012 that were not associated with any merger and acquisition activities, resulting in severance charges of $54.0 million pertaining to the reduction of approximately 1,000 employees, and $4.3 million of facility closure costs. For the three months ended September 29, 2012, the Company recognized severance charges of $23.8 million pertaining to the reduction of approximately 500 employees, and $1.3 million of facility closure costs.
Of the $41.0 million of reserves remaining as of September 29, 2012 the majority are expected to be utilized in the fourth quarter of 2012 and the first quarter of 2013.
Pre-2012 Actions: In the first nine months of 2012, the Company released $5.9 million of the severance reserve related to remaining liabilities for prior year initiatives, with $2.5 million of this reserve being released in the third quarter. The Company also recorded $2.5 million of facility closure costs associated with prior year initiatives in the first nine months of 2012, with $2.2 million recorded in the third quarter.
The vast majority of the remaining reserve balance of $55.0 million relating to pre-2012 actions is expected to be utilized in the fourth quarter of 2012 and the first half of 2013.
Segments: The $114.1 million of charges recognized in the first nine months of 2012 includes: $28.8 million pertaining to the CDIY segment; $33.6 million pertaining to the Security segment; $47.2 million pertaining to the Industrial segment; and $4.5 million pertaining to Corporate charges. During the third quarter of 2012, the Company recognized $53.4 million of charges including $8.1 million pertaining to the CDIY segment; $10.7 million pertaining to the Security segment; $31.6 million pertaining to the Industrial segment; and $3.0 million pertaining to Corporate charges.

O.	Income Taxes
The Company recognized income tax expense of $28.8 million and $116.7 million for the three and nine month periods ended September 29, 2012 respectively, resulting in an effective tax rate of 20.0% and 23.0% respectively. The effective tax rate differs from the U.S. statutory tax rate for the three and nine month periods ended September 29, 2012, primarily due to a portion of the Company's earnings realized in lower-taxed foreign jurisdictions, the favorable settlement of certain tax contingencies which resulted in a net $6.6 million tax benefit and the realization of a foreign deferred tax asset attributable to the reduction of a valuation allowance for certain net operating losses resulting in a tax benefit of $7.0 million in the quarter.
The Company recognized income tax expense of $35.1 million and $86.0 million, for the three and nine months ended October 1, 2011 resulting in an effective tax rate of 17.8% and 14.3% respectively. The effective tax rate differs from the statutory tax rate for the three and nine month periods ended October 1, 2011 primarily due to a portion of the Company's earnings realized in lower-taxed foreign jurisdictions, the realization of benefits attributable to the reduction of certain foreign jurisdiction valuation allowances and the resolution of certain tax positions pertaining to prior years. The income tax expense for the nine month period includes benefits of $69.2 million, for the favorable settlement of certain tax contingencies partially offset by the inclusion of $17.5 million of uncertain tax positions related to ongoing operational and legal entity integrations.
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
The Company utilizes segment profit, which is defined as net sales minus cost of sales and selling, general and administrative (“SG&A”) inclusive of the provision for doubtful accounts (aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, interest income, interest expense, other-net (inclusive of intangible asset amortization expense), restructuring, and income tax expense. Refer to Note N, Restructuring and Asset Impairments, for the amount of restructuring charges by segment. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and cost for certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Transactions between segments are not material. Segment assets primarily include accounts receivable, inventory, other current assets, property, plant and equipment, intangible assets and other miscellaneous assets.

	Third Quarter		Year-to-Date
	2012	2011	2012	2011
NET SALES
CDIY	$1,376.1	$1,337.6	$3,991.5	$3,912.8
Security	789.7	648.2	2,344.7	1,811.2
Industrial	620.9	633.9	1,917.6	1,860.5
Total	$2,786.7	$2,619.7	$8,253.8	$7,584.5
SEGMENT PROFIT
CDIY	$200.3	$169.8	$564.6	$516.9
Security	120.2	107.3	319.2	283.8
Industrial	95.1	106.8	314.1	308.7
Segment profit	415.6	383.9	1,197.9	1,109.4
Corporate overhead	(61.8)	(55.3)	(184.7)	(172.4)
Other-net	(77.0)	(89.6)	(248.7)	(201.7)
Restructuring charges and asset impairments	(53.4)	(14.9)	(114.1)	(49.2)
Loss on debt extinguishment	(45.5)	—	(45.5)	—
Interest expense	(36.7)	(34.8)	(105.1)	(103.5)
Interest income	2.6	8.0	7.5	20.3
Earnings from continuing operations before income taxes	$143.8	$197.3	$507.3	$602.9
The Company recorded a total of $11.3 million and $25.4 million of merger and acquisition-related charges, respectively, which reduced segment gross profit associated with facility closures and an additional $16.7 million and $43.9 million, respectively, in SG&A primarily for integration costs associated with merger and acquisition-related activities for the three and nine month periods ended September 29, 2012. For the three and nine months ended October 1, 2011, the Company recorded a total of $13.8 million and $25.1 million of merger and acquisition-related charges, respectively, which reduced segment gross profit associated with facility closure and an additional $4.5 million and $6.7 million, respectively in SG&A primarily for integration costs associated with the merger and acquisition-related activities. These charges reduced segment profit by $17.2 million in CDIY, $10.2 million in Security and $0.6 million in Industrial for the three months ended September 29, 2012, and $6.7 million in CDIY, $11.1 million in Security, and $0.5 million for Industrial for the three months ended October 1, 2011. On a year-to-date basis, segment profit was reduced by $31.0 million in CDIY, $34.7 million in Security, and $3.6 million in Industrial for nine months ended September 29, 2012, and $13.3 million in CDIY, $17.7 million in Security, and $0.8 million in Industrial for the nine months ended October 1, 2011.
Corporate overhead for the three and nine months ended September 29, 2012 includes $22.5 million and $57.7 million, respectively, of charges pertaining primarily to merger and acquisition-related employee charges and integration costs. For the three and nine months ended October 1, 2011, such charges included in corporate overhead were $18.9 million and $50.3 million, respectively.

The following table is a summary of total assets by segment for the periods ended September 29, 2012 and December 31, 2011:

	September 29, 2012	December 31, 2011
CDIY	$7,678.0	$7,499.5
Security	5,577.4	5,167.4
Industrial	3,422.3	3,282.9
	16,677.7	15,949.8
Corporate assets	436.5	(0.8)
Consolidated	$17,114.2	$15,949.0
Corporate assets primarily consist of cash, deferred taxes and property, plant and equipment.

Q.	Commitments and Contingencies
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
The Environmental Protection Agency (“EPA”) and the Santa Ana Regional Water Quality Control Board have each initiated administrative proceedings against Black & Decker and certain of its current or former affiliates alleging that Black & Decker and numerous other defendants are responsible to investigate and remediate alleged groundwater contamination in and adjacent to a 160-acre property located in Rialto, California. The EPA and the cities of Colton and Rialto, as well as Goodrich Corporation, also initiated lawsuits against Black & Decker and certain of its former or current affiliates in the Federal District Court for California, Central District alleging similar claims that Black & Decker is liable under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), the Resource Conservation and Recovery Act, and state law for the discharge or release of hazardous substances into the environment and the contamination caused by those alleged releases. The City of Colton also has a companion case in California State court. The City of Riverside has a similar suit in California State Court with similar claims and the same parties. Both of these cases are currently stayed for all purposes. Certain defendants in that case have cross-claims against other defendants and have asserted claims against the State of California. The administrative proceedings and the lawsuits generally allege that West Coast Loading Corporation (“WCLC”), a defunct company that operated in Rialto between 1952 and 1957, and an as yet undefined number of other defendants are responsible for the release of perchlorate and solvents into the groundwater basin, and that Black & Decker and certain of its current or former affiliates are liable as a “successor” of WCLC. The Company believes that neither the facts nor the law support an allegation that Black & Decker is responsible for the contamination and, while continuing to contest these claims, the Company has been involved in settlement discussions among the EPA and other parties.
The EPA has provided to Black & Decker and certain of its current and former affiliates a “Notice of Potential Liability” related to environmental contamination found at the Centredale Manor Restoration Project Superfund site, located in North Providence, Rhode Island. The EPA has discovered a variety of contaminants at the site, including but not limited to, dioxins, polychlorinated biphenyls, and pesticides. The EPA alleged that Black & Decker and certain of its current and former affiliates are liable for site clean-up costs under CERCLA as successors to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. The EPA released a Proposed Remedial Action Plan in October 2011, which identified and described the EPA’s preferred remedial alternative for the site. The estimated remediation costs related to this Centredale site (including the EPA’s past costs as well as costs of additional investigation, remediation, and related costs such as EPA’s oversight costs, less escrowed funds contributed by primary potentially responsible parties (PRPs) who have reached settlement agreements with the EPA), which the Company considers to be probable and reasonably estimable, range from approximately $68.1 million to $139.7 million, with no amount within that range representing a more likely outcome until such time as the EPA completes its remedy selection process for the site. The Company’s reserve for this environmental remediation matter of $68.1 million reflects the fact that the EPA considers Metro-Atlantic, Inc. to be a primary source of contamination at the site. In September of 2012, the EPA released its Record of Decision (“ROD”) proposing an investigation and remediation plan for the site, and estimating the cost of such investigation and remediation.  The plan and estimates outlined in the ROD do not alter the Company's estimate of the range of outcomes, or the reserve estimate based on that range.  The Company has determined that it is likely to contest the EPA’s claims with respect to this site. Further, to the extent that the Company agrees to perform or finance additional remedial activities at this site, it intends to seek participation or contribution from additional PRPs and insurance carriers. As the specific nature of the environmental remediation activities that may be mandated by the EPA at this site have not yet been finally determined, the ultimate remedial costs associated with the site may vary from the amount accrued by the Company at September 29, 2012.

In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. In the normal course of business, the Company is involved in various lawsuits and claims. In addition, the Company is a party to a number of proceedings before federal and state regulatory agencies relating to environmental remediation. Also, the Company, along with many other companies, has been named as a PRP in a number of administrative proceedings for the remediation of various waste sites, including approximately 31 active Superfund sites. Current laws potentially impose joint and several liabilities upon each PRP. In assessing its potential liability at these sites, the Company has considered the following: whether responsibility is being disputed, the terms of existing agreements, experience at similar sites, and the Company’s volumetric contribution at these sites.
The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of September 29, 2012 and December 31, 2011, the Company had reserves of $164.0 million and $164.8 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2012 amount, $10.7 million is classified as current and $153.3 million as long-term which is expected to be paid over the estimated remediation period. The range of environmental remediation costs that is reasonably possible is $141.3 million to $282.6 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with policy.

R.	Guarantees
The Company’s financial guarantees at September 29, 2012 are as follows (in millions):

(Millions of Dollars)	Term	Maximum Potential Payment	Carrying Amount of Liability
Guarantees on the residual values of leased properties	One to four years	$26.8	$—
Standby letters of credit	Up to three years	70.9	—
Commercial customer financing arrangements	Up to six years	17.4	13.1
Total		$115.1	$13.1
The Company has guaranteed a portion of the residual value arising from its synthetic lease program. This lease guarantee is for an amount up to $26.8 million while the fair value of the underlying building is estimated at $30.6 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with this guarantee.
The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors for their initial purchase of the inventory and trucks necessary to function as a distributor. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors. The gross amount guaranteed in these arrangements is $17.4 million and the $13.1 million carrying value of the guarantees issued is recorded in debt and other liabilities as appropriate in the Condensed Consolidated Balance Sheets.
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

The changes in the carrying amount of product and service warranties for the nine months ended September 29, 2012 and October 1, 2011 are as follows (in millions):

	2012	2011
Balance beginning of period	$129.1	$119.0
Warranties and guarantees issued	69.8	81.7
Liability assumed from merger and acquisitions	0.2	9.5
Warranty payments and currency	(66.3)	(76.7)
Balance end of period	$132.8	$133.5

S.	Parent and Subsidiary Debt Guarantees
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
The Stanley Notes and the Black & Decker Notes were issued under indentures attached as Exhibits to the Company’s Form 10-K for the year ended January 1, 2011. Each of the Black & Decker Notes and Black & Decker’s guarantee of the Stanley Notes rank equally with all of Black & Decker’s other unsecured and unsubordinated indebtedness. The Stanley Guarantees of the Black & Decker Notes are unsecured obligations of the Company, ranking equal in right of payment with all the Company’s existing and future unsecured and unsubordinated indebtedness.
The following tables, in accordance with Rule 3-10(e) of Regulation S-X for the Stanley Notes, and Rule 3-10(c) of Regulation S-X for the Black & Decker Notes, present the condensed consolidating balance sheets as of September 29, 2012 and December 31, 2011; the condensed consolidating statements of operations and comprehensive income for the three and nine months ended September 29, 2012, and October 1, 2011; and the condensed consolidating statements of cash flows for the nine months ended September 29, 2012, and October 1, 2011.
Stanley Black & Decker, Inc.
Condensed Consolidating Statements of Operations and Comprehensive Income
(Unaudited, Millions of Dollars)
Three Months Ended September 29, 2012

	Parent Stanley Black & Decker, Inc.	The Black & Decker Corporation	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$357.3	$—	$2,518.6	$(89.2)	$2,786.7
COSTS AND EXPENSES
Cost of sales	271.7	—	1,576.8	(71.3)	1,777.2
Selling, general and administrative	187.4	6.6	479.6	(17.9)	655.7
Other - net	(8.0)	(39.0)	124.0	—	77.0
Restructuring charges and asset impairments	2.4	—	51.0	—	53.4
Loss on debt extinguishment	9.2	36.3	—	—	45.5
Interest expense, net	24.8	9.0	0.3	—	34.1
	487.5	12.9	2,231.7	(89.2)	2,642.9
(Loss) earnings from continuing operations before income taxes and equity in earnings of subsidiaries	(130.2)	(12.9)	286.9	—	143.8
Income taxes (benefit) on continuing operations before equity in earnings of subsidiaries	(43.3)	(5.1)	77.2	—	28.8
Equity in earnings of subsidiaries	202.1	202.1	—	(404.2)	—
Earnings from continuing operations	115.2	194.3	209.7	(404.2)	115.0
Less: net loss attributable to non-controlling interests	—	—	(0.2)	—	(0.2)
NET EARNINGS ATTRIBUTABLE TO COMMON SHAREOWNERS	$115.2	$194.3	$209.9	$(404.2)	$115.2
Total Comprehensive Income Attributable to Common Shareowners	$392.8	$294.0	$529.5	$(823.5)	$392.8

Stanley Black & Decker, Inc.
Condensed Consolidating Statements of Operations and Comprehensive Income
(Unaudited, Millions of Dollars)
Nine Months Ended September 29, 2012

	Parent Stanley Black & Decker, Inc.	The Black & Decker Corporation	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$1,042.8	$—	$7,486.2	$(275.2)	$8,253.8
COSTS AND EXPENSES
Cost of sales	724.9	—	4,731.4	(220.4)	5,235.9
Selling, general and administrative	519.5	17.8	1,522.2	(54.8)	2,004.7
Other - net	(22.3)	(72.0)	343.0	—	248.7
Restructuring charges and asset impairments	3.4	—	110.7	—	114.1
Loss on debt extinguishment	9.2	36.3	—	—	45.5
Interest expense, net	63.8	32.7	1.1	—	97.6
	1,298.5	14.8	6,708.4	(275.2)	7,746.5
(Loss) earnings from continuing operations before income taxes and equity in earnings of subsidiaries	(255.7)	(14.8)	777.8	—	507.3
Income taxes (benefit) on continuing operations before equity in earnings of subsidiaries	(81.9)	(5.9)	204.5	—	116.7
Equity in earnings of subsidiaries	565.6	498.1	—	(1,063.7)	—
Earnings from continuing operations	391.8	489.2	573.3	(1,063.7)	390.6
Less: net loss attributable to non-controlling interests	—	—	(1.2)	—	(1.2)
NET EARNINGS ATTRIBUTABLE TO COMMON SHAREOWNERS	$391.8	$489.2	$574.5	$(1,063.7)	$391.8
Total Comprehensive Income Attributable to Common Shareowners	$471.0	$32.8	$709.4	$(742.2)	$471.0

Stanley Black & Decker, Inc.
Condensed Consolidating Statement of Operations and Comprehensive Income
(Unaudited, Millions of Dollars)
Three Months Ended October 1, 2011

	Parent Stanley Black & Decker, Inc.	The Black & Decker Corporation	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$411.7	$—	$2,312.5	$(104.5)	$2,619.7
COSTS AND EXPENSES
Cost of sales	271.4	—	1,465.5	(85.5)	1,651.4
Selling, general and administrative	175.4	0.8	482.5	(19.0)	639.7
Other - net	8.8	(36.6)	117.4	—	89.6
Restructuring charges and asset impairments	3.6	—	11.3	—	14.9
Interest expense, net	18.2	11.7	(3.1)	—	26.8
	477.4	(24.1)	2,073.6	(104.5)	2,422.4
(Loss) earnings from continuing operations before income taxes and equity in earnings of subsidiaries	(65.7)	24.1	238.9	—	197.3
Income (benefit) taxes on continuing operations before equity in earnings of subsidiaries	(17.4)	8.6	43.9	—	35.1
Equity in earnings of subsidiaries	210.5	106.7	—	(317.2)	—
Earnings from continuing operations	$162.2	$122.2	$195.0	$(317.2)	$162.2
Less: Net earnings attributable to non-controlling interests	$—	$—	$0.7	$—	$0.7
Net earnings from continuing operations attributable to common shareholders	$162.2	$122.2	$194.3	$(317.2)	$161.5
Net loss from discontinued operations	$(6.9)	$—	$(6.9)	$6.9	$(6.9)
NET EARNINGS ATTRIBUTABLE TO COMMON SHAREOWNERS	$155.3	$122.2	$187.4	$(310.3)	$154.6
Total Comprehensive (Loss) Income Attributable to Common Shareowners	$(105.4)	$40.5	$(67.4)	$26.9	$(105.4)

Stanley Black & Decker, Inc.
Condensed Consolidating Statement of Operations and Comprehensive Income
(Unaudited, Millions of Dollars)
Nine Months Ended October 1, 2011

	Parent Stanley Black & Decker, Inc.	The Black & Decker Corporation	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$1,215.8	$—	$6,681.9	$(313.2)	$7,584.5
COSTS AND EXPENSES
Cost of sales	815.9	—	4,216.1	(256.1)	4,775.9
Selling, general and administrative	523.9	2.9	1,401.9	(57.1)	1,871.6
Other - net	(4.8)	(66.6)	273.1	—	201.7
Restructuring charges and asset impairments	6.0	—	43.2	—	49.2
Interest expense, net	53.8	38.1	(8.7)	—	83.2
	1,394.8	(25.6)	5,925.6	(313.2)	6,981.6
(Loss) earnings from continuing operations before income taxes and equity in earnings of subsidiaries	(179.0)	25.6	756.3	—	602.9
Income taxes (benefit) on continuing operations before equity in earnings of subsidiaries	(53.1)	9.2	129.9	—	86.0
Equity in earnings of subsidiaries	642.8	452.5	—	(1,095.3)	—
Earnings from continuing operations	516.9	468.9	626.4	(1,095.3)	516.9
Less: net earnings attributable to non-controlling interests	—	—	0.4	—	0.4
Net earnings from continuing operations attributable to common shareowners	$516.9	$468.9	$626.0	$(1,095.3)	$516.5
Net loss from discontinued operations	$(5.9)	$—	$(5.9)	$5.9	$(5.9)
NET EARNINGS ATTRIBUTABLE TO COMMON SHAREOWNERS	$511.0	$468.9	$620.1	$(1,089.4)	$510.6
Total Comprehensive Income Attributable to Common Shareowners	$445.3	$441.4	$557.6	$(999.0)	$445.3

Stanley Black & Decker, Inc.
Condensed Consolidating Balance Sheet
(Unaudited, Millions of Dollars)
September 29, 2012

	Parent Stanley Black & Decker, Inc.	The Black & Decker Corporation	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$14.5	$1.6	$753.4	$—	$769.5
Accounts and notes receivable, net	62.9	—	1,767.0	—	1,829.9
Inventories, net	154.4	—	1,547.6	—	1,702.0
Other current assets	54.9	—	397.6	—	452.5
Total Current Assets	286.7	1.6	4,465.6	—	4,753.9
Property, Plant and Equipment, net	212.7	—	1,172.8	—	1,385.5
Goodwill and intangibles, net	148.8	1,623.5	8,922.2	—	10,694.5
Investment in Subsidiaries	11,617.6	4,198.8	—	(15,816.4)	—
Intercompany Receivables	—	9,177.1	9,547.3	(18,724.4)	—
Other Assets	66.8	31.3	182.2	—	280.3
Total Assets	$12,332.6	$15,032.3	$24,290.1	$(34,540.8)	$17,114.2
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities
Short-term borrowings	$1,308.4	$—	$28.3	$—	$1,336.7
Current maturities of long-term debt	204.0	2.8	1.8	—	208.6
Accounts payable and accrued expenses	155.5	(19.7)	2,989.2	—	3,125.0
Total Current Liabilities	1,667.9	(16.9)	3,019.3	—	4,670.3
Intercompany Payables	1,242.9	9,246.1	8,235.4	(18,724.4)	—
Long-Term Debt	2,228.2	325.8	174.9	—	2,728.9
Other Liabilities	(10.8)	657.1	1,804.8	—	2,451.1
Accumulated other comprehensive income (loss)	(270.0)	(698.8)	(33.2)	732.0	(270.0)
Other Shareowners’ Equity	7,474.4	5,519.0	11,029.4	(16,548.4)	7,474.4
Non-controlling interests	—	—	59.5	—	59.5
Total Shareowners’ Equity	7,204.4	4,820.2	11,055.7	(15,816.4)	7,263.9
Total Liabilities and Shareowners’ Equity	$12,332.6	$15,032.3	$24,290.1	$(34,540.8)	$17,114.2

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

Stanley Black & Decker, Inc.
Condensed Consolidating Statements of Cash Flow
(Unaudited, Millions of Dollars)
Nine Months Ended September 29, 2012

	Parent Stanley Black & Decker, Inc.	The Black & Decker Corporation	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash (used in) provided by operating activities	$(654.9)	$(70.9)	$1,143.9	$—	$418.1
Investing Activities
Capital expenditures	(53.1)	—	(206.4)	—	(259.5)
Business acquisitions, net of cash acquired	(453.8)	(2.5)	(227.5)	—	(683.8)
Purchase of Niscayah shares	—	—	(11.3)	—	(11.3)
Proceeds from sale of assets	0.9	—	7.7	—	8.6
Intercompany payables and receivables	28.8	1,430.8	—	(1,459.6)	—
Proceeds on net investment hedge settlements	9.8	2.0	—	—	11.8
Cash provided by (used in) investing activities	(467.4)	1,430.3	(437.5)	(1,459.6)	(934.2)
Financing Activities
Payments on long-term debt	(570.6)	(650.9)	(0.5)	—	(1,222.0)
Premium paid on debt extinguishment	(14.9)	(76.1)	—	—	(91.0)
Proceeds from long-term borrowings	729.4	—	—	—	729.4
Stock purchase contract fees	(2.4)	—	—	—	(2.4)
Net short-term borrowings (repayments)	1,316.5	—	(0.2)	—	1,316.3
Cash dividends on common stock	(221.3)	—	—	—	(221.3)
Termination of interest rate swaps	15.2	20.6	—	—	35.8
Termination of forward starting interest rate swap	(56.4)	—	—	—	(56.4)
Proceeds from the issuance of common stock	102.9	—	—	—	102.9
Purchase of common stock for treasury	(217.8)	—	—	—	(217.8)
Intercompany payables and receivables	—	(652.8)	(806.8)	1,459.6	—
Cash provided by (used in) financing activities	1,080.6	(1,359.2)	(807.5)	1,459.6	373.5
Effect of exchange rate changes on cash and cash equivalents	—	—	5.2	—	5.2
Change in cash and cash equivalents	(41.7)	0.2	(95.9)	—	(137.4)
Cash and cash equivalents, beginning of period	56.2	1.4	849.3	—	906.9
Cash and cash equivalents, end of period	$14.5	$1.6	$753.4	$—	$769.5

Stanley Black & Decker, Inc.
Condensed Consolidating Statements of Cash Flow
(Unaudited, Millions of Dollars)
Nine Months Ended October 1, 2011

	Parent Stanley Black & Decker, Inc.	The Black & Decker Corporation	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash (used in) provided by operating activities	$(650.0)	$789.3	$316.3	$—	$455.6
Investing Activities
Capital expenditures	(53.1)	—	(143.3)	—	(196.4)
Business acquisitions, net of cash acquired	—	—	(214.8)	—	(214.8)
Purchase of Niscayah shares	—	—	(962.9)	—	(962.9)
Termination of interest rate swaps	—	—	(3.1)	—	(3.1)
Proceeds from sale of assets	—	—	28.5	—	28.5
Intercompany payables and receivables	278.3	501.1	—	(779.4)	—
Payments on net investment hedge settlements	(17.9)	(16.6)	—	—	(34.5)
Short-term investments	—	—	(17.8)	—	(17.8)
Cash (used in) provided by investing activities	207.3	484.5	(1,313.4)	(779.4)	(1,401.0)
Financing Activities
Payments on long-term debt	—	(400.0)	(3.2)	—	(403.2)
Proceeds from long-term borrowings	20.5	—	0.9	—	21.4
Net premium paid for equity option	(19.6)	—	—	—	(19.6)
Stock purchase contract fees	(2.4)	—	—	—	(2.4)
Net short-term borrowings	546.9	—	9.1	—	556.0
Cash dividends on common stock	(206.6)	—	—	—	(206.6)
Proceeds from the issuance of common stock	102.4	—	—	—	102.4
Other	(6.2)	—	—	—	(6.2)
Intercompany payables and receivables	—	(869.5)	90.1	779.4	—
Cash provided by (used in) financing activities	435.0	(1,269.5)	96.9	779.4	41.8
Effect of exchange rate changes on cash and cash equivalents	—	—	11.0	—	11.0
Change in cash and cash equivalents	(7.7)	4.3	(889.2)	—	(892.6)
Cash and cash equivalents, beginning of period	(5.0)	3.5	1,744.3	—	1,742.8
Cash and cash equivalents, end of period	$(12.7)	$7.8	$855.1	$—	$850.2

T.     Subsequent Events

On October 8, 2012 the Company entered into a definitive agreement to sell its Hardware & Home Improvement business (“HHI”), to Spectrum Brands Holdings, Inc. for $1.4 billion in cash.  HHI is a provider of residential locksets, residential builders hardware and plumbing products marketed under the Kwikset, Weiser, Baldwin, Stanley, National and Pfister brands.    HHI had 2011 annual revenues of $940 million, approximately 90% of which are derived in North America, with over 50% of its sales to U.S. home centers.  With the exception of the Pfister product line, which is reported within the Company's CDIY segment, HHI is reported within the Company's Security segment.  The divestiture of the HHI business is part of the continued diversification of the Company's revenue streams and geographic footprint.

Included with the sale of HHI is a portion of the previously mentioned Tong Lung business, which was acquired by the Company during the third quarter of 2012. The portion included in the sale of HHI manufactures and sells residential locksets. This portion, as well as the remaining portion of Tong Lung that manufactures and sells commercial locksets, is reported within the Company's Security segment.

The sale is subject to customary closing conditions including required regulatory approvals.  The closing would happen in two stages with the HHI closing occurring first, followed by a second closing for the Tong Lung business. The Company plans to use the proceeds to partially fund the pending acquisition of Infastech, to repurchase shares and for modest deleveraging to protect senior debt ratings.

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
BUSINESS OVERVIEW
Strategy

Stanley Black & Decker Inc. is a diversified global provider of power and hand tools, mechanical access solutions (i.e. automatic doors, commercial and residential locking systems), electronic security and monitoring systems and products and services for various industrial applications. The Company is continuing to pursue a diversification strategy that involves industry, geographic and customer diversification to foster sustainable revenue, earnings and cash flow growth. The Company has four growth platforms: Security (both electronic and mechanical), Engineered Fastening, Infrastructure and Healthcare Solutions. The Company intends to focus on organic growth across all of its businesses, with the majority of the acquisition-related investments being within the four growth platforms. Execution of this diversification strategy has entailed approximately $5.3 billion of acquisitions since 2002 (aside from the Black & Decker merger) and increased brand investment, enabled by strong cash flow generation.
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
CDIY

The CDIY segment is comprised of the Professional Power Tool and Accessories business, the Consumer Power Tool business, which includes outdoor products, plumbing (Pfister) and the Hand Tools, Fasteners & Storage business. The segment sells its products to professional end users, distributors and retail consumers. The majority of sales are distributed through retailers, including home centers, mass merchants, hardware stores, and retail lumber yards. Revenues in the CDIY segment were $3.991 billion for the first nine months of 2012, representing 48% of the Company’s total revenues.
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

Security
The Security segment is comprised of the CSS and the Mechanical Access Solutions businesses. Revenues in the Security segment were $2.345 billion for the first nine months of 2012, representing 29% of the Company’s total revenues.
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
Industrial
The Industrial segment is comprised of the Industrial and Automotive Repair, Engineered Fastening and Infrastructure businesses. Industrial segment revenues were $1.918 billion for the first nine months of 2012, representing 23% of the Company’s total revenues.
The Industrial and Automotive Repair business sells hand tools, power tools, and engineered storage solution products. The business sells to industrial customers in a wide variety of industries and geographies. The products are distributed through third party distributors as well as a direct sales force.
The Engineered Fastening business primarily sells engineered fastening products and systems designed for specific applications. The product lines include stud welding systems, blind rivets and tools, blind inserts and tools, drawn arc weld studs, engineered plastic fasteners, self-piercing riveting systems and precision nut running systems. The business sells to customers in the automotive, manufacturing, and aerospace industries, amongst others, and its products are distributed through direct sales forces.
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
Acquisitions
Pending Acquisition

On July 23, 2012, the Company announced that it has entered into a definitive agreement to acquire Infastech, a global manufacturer and distributor of specialty engineered fastening technology based in Hong Kong for approximately $850 million.  The acquisition of Infastech is expected to be approximately $0.15 accretive to the Company's diluted earnings per share in the first year and over $0.35 accretive to diluted earnings per share by Year 3.  The transaction is subject to customary closing conditions and is expected to close, at the earliest, in the fourth quarter of 2012. The business would be integrated into the Company's current Engineered Fastening business, within the Industrial segment.
2012 Acquisitions

In August 2012, the Company acquired Tong Lung Metal Industry ("Tong Lung") for $103 million, net of cash acquired, and assumed $20 million of short term debt. Tong Lung manufactures and sells commercial and residential lock sets and is included within the Security segment.
In June 2012, the Company acquired AeroScout for $239 million, net of cash acquired. AeroScout is the market leader in Real-Time Location Systems (RTLS) for healthcare and certain industrial customers and is being integrated into the Security and Industrial segments.

In May 2012, the Company acquired Powers Fasteners ("Powers") for $221 million, net of cash acquired. Powers is a distributor of several complementary product groups, including: mechanical anchors, adhesive anchoring systems and powered forced-entry systems, such as powder-actuated and gas-fastening systems. Powers is being integrated into the CDIY segment and is expected to increase CDIY's penetration into commercial construction and increase independent channel distribution across the globe.
In January 2012, the Company acquired Lista North America ("Lista") for $90 million, net of cash acquired. Lista’s storage and workbench solutions complement the Industrial & Automotive Repair division’s tool, storage, RFID, and specialty supply product and service offerings. Lista is being integrated into the Company’s Industrial segment.
The acquisitions of Tong Lung, AeroScout, Powers, and Lista will be relatively neutral to 2012 earnings and will have a modest accretive impact to the Company's 2013 earnings.
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
Divestitures
HHI and Tong Lung Divestiture
On October 8, 2012 the Company entered into a definitive agreement to sell its Hardware & Home Improvement business (“HHI”) to Spectrum Brands Holdings, Inc. for $1.4 billion in cash. HHI is a provider of residential locksets, residential builders hardware and plumbing products marketed under the Kwikset, Weiser, Baldwin, Stanley, National and Pfister brands. HHI had 2011 annual revenues of $940 million, approximately 90% of which are derived in North America, with over 50% of its sales to U.S. home centers. With the exception of the Pfister product line, which is reported within the Company's CDIY segment, HHI is reported within Stanley's Security segment. The divestiture of the HHI business is part of the continued diversification of the Company's revenue streams and geographic footprint.
Included with the sale of HHI is a portion of the previously mentioned Tong Lung business, which was acquired by the Company during the third quarter of 2012. The portion included in the sale of HHI manufactures and sells residential locksets. This portion, as well as the remaining portion of Tong Lung that manufactures and sells commercial locksets, is reported within the Company's Security segment.
The sale is subject to customary closing conditions including required regulatory approvals. The closing would happen in two stages with the HHI closing occurring first, followed by a second closing for the Tong Lung business. The Company will use the proceeds to repurchase shares, partially fund the pending acquisition of Infastech, and for modest deleveraging to protect senior debt ratings.
2011 Divestitures

The Company sold three small businesses for total cash proceeds of $27 million. The largest of these businesses was part of the Company’s Industrial segment, with the other two businesses being part of the Company’s Security segment. Net sales associated with these businesses were $16.6 million and $55.7 million for the three and nine months ended September 29, 2011, respectively. These businesses were sold as the related product lines provided limited growth opportunity or were not considered part of the Company’s core offerings. The operating results of these three businesses have been reported as discontinued operations in the Consolidated Statements of Operations and Comprehensive Income for 2011.

Certain Items Impacting Earnings
Throughout MD&A, the Company has provided a discussion of the outlook and results both inclusive and exclusive of merger and acquisition-related and other charges. Merger and acquisition-related charges related primarily to the Black & Decker merger and Niscayah acquisition while other charges related to the 2012 cost actions and the loss on debt extinguishment. The amounts and measures, including gross profit and segment profit, on a basis excluding such charges are considered relevant to aid analysis and understanding of the Company's results aside from the material impact of charges; the measures are utilized internally by management to understand business trends, as once the aforementioned anticipated cost synergies from merger and acquisitions are realized, such charges are not expected to recur. The charges are as follows:
Third Quarter and Year-To-Date 2012 Merger and Acquisition-Related and Other Charges
The Company reported $161 million and $324 million in pre-tax charges in the third quarter and year-to-date 2012 periods, respectively, pertaining to merger and acquisition-related and other charges which were comprised of the following:

•	$12 million and $26 million for the third quarter and year-to-date 2012 periods, respectively, reducing Gross Profit pertaining mainly to facility closure-related charges;

•
$39 million and $101 million for the third quarter and year-to-date 2012 periods, respectively, in SG&A primarily for integration-related administrative costs, consulting fees, and employee related matters;

•	$12 million and $38 million for the third quarter and year-to-date 2012 periods, respectively, in Other, net primarily for deal transaction costs;

•	$45 million for the third quarter and year-to-date 2012 periods, in Loss on debt extinguishment, associated with the loss on extinguishment of $900.0 million of debt maturities; and

•
$53 million and $114 million for the third quarter and year-to-date 2012 periods, respectively, in restructuring charges primarily for Niscayah-related restructuring charges and costs containment actions associated with the severance of employees.

The tax effect on the above charges during the third quarter of 2012 was a $44 million tax benefit, resulting in after-tax merger and acquisition-related and other charges of $117 million, or $0.71 per diluted share. On a year-to-date basis, the tax effect on the above charges, some of which were not tax deductible, was a $78 million benefit, resulting in an after-tax charge of $246 million, or $1.46 per diluted share.
Third Quarter and Year-To-Date 2011 Merger and Acquisition-Related Charges
The Company reported $86 million and $173 million in pre-tax charges in the third quarter and year-to-date 2011 periods, respectively, pertaining to the merger and acquisition-related charges which were comprised of the following:

•	$15 million and $26 million for the third quarter and year-to-date 2011 periods, respectively, reducing Gross Profit primarily to facility closure-related charges;

•
$22 million and $56 million for the third quarter and year-to-date 2011 periods, respectively, in SG&A primarily for integration-related administrative costs, consulting fees, and employee related matters;

•	$34 million and $44 million for the third quarter and year-to-date 2011 periods, respectively, in Other, net for deal transaction costs; and

•	$15 million and $47 million for the third quarter and year-to-date 2011 periods, respectively, in restructuring charges for severance and charges associated with the closure of facilities.
The tax effect on the above charges during the third quarter of 2011 was a $22 million provision, resulting in after-tax charges of $64 million, or $0.37 per diluted share. On a year-to-date basis, the tax effect on the above charges, some of which were not tax deductible, was $26 million, resulting in an after-tax charge of $147 million, or $0.86 per diluted share. The year-to-date tax effect of $26 million is also impacted by the inclusion of $18 million of uncertain tax positions related to ongoing operational and legal entity integrations.
2012 Outlook

This outlook discussion is intended to provide broad insight into the Company's near-term earnings and cash flow generation prospects. The Company expects full year diluted earnings per share to approximate $3.65 in 2012, inclusive of $350 million merger and acquisition related and other charges consisting of restructuring and related costs associated with severance of employees and facility closure and certain compensation charges, advisory and consulting fees, as well as the charges associated with the 2012 cost actions and the charges associated with the July 2012 extinguishment of debt.
Excluding such charges, 2012 earnings per diluted share is expected to approximate $5.25. The Company expects full year free cash flow, excluding merger & acquisition-related charges and payments, to approximate $1.2 billion. The 2012 outlook assumes that organic net sales will increase 1% on a pro-forma basis (assumes Niscayah was owned for the full year 2011); the Company will continue to execute on Black & Decker cost and revenue synergies, along with the cost synergies associated with the Niscayah integration; and the Company will deliver on proactive cost containment actions in addition to integration driven cost synergies.
The Company's has decided to intensify it's focus on increasing organic growth and is concentrated in six major areas: (1) increase presence in emerging markets in the Power Tools, Hand Tools and Commercial Hardware businesses, (2) create a "smart" tools and storage market using radio frequency identification (RFID) and real time locating system (RTLS) technology, (3) leverage the AeroScout RTLS capability into the electronic security market including the acute care vertical within the Company's Healthcare Solutions business, (4) expand the Company's market penetration with U.S. government customers in the Healthcare, Security, and Industrial verticals, (5) grow offshore oil and gas pipeline service revenue in the Company's CRC-Evan's business, and (6) continue to identify and realize revenue synergies associated with the Black & Decker Merger.  Over the next three years the Company will invest approximately $150 million ($100 million of recurring operating expense and $50 million of capital) to support these initiatives, including $15 million of operating expenses in the fourth quarter of 2012. The Company expects that investment and achievement in these growth areas will generate $800 to $900 million of incremental revenue over the same three year period.

RESULTS OF OPERATIONS
Terminology: The terms “organic” and “core” are utilized to describe results aside from the impact of acquisitions during their initial 12 months of ownership. This ensures appropriate comparability to operating results of prior periods.
Net Sales: Net sales were $2.787 billion in the third quarter of 2012 compared to $2.620 billion in the third quarter of 2011, representing an increase of $167.0 million, or 6%. Organic growth remained relatively flat, acquisitions provided a 9% increase in net sales, while the unfavorable effects of foreign currency translation caused a 3% decrease. The CDIY segment grew 4% organically, in comparison to the corresponding 2011 period, which was driven by the success of new product development and market share gains. In the Industrial segment, organic sales fell approximately 2% relative to the third quarter of 2011, as strength in the Engineered Fastening business was more than offset by IAR exposure to weakening European markets and declines in the Infrastructure business due to the slow large diameter onshore pipeline market as well as declining scrap steel prices. Organic net sales in the Security segment decreased approximately 3% relative to the third quarter of 2011, due to European exposure and weakness within the MAS business in the US tied to slow commercial construction, soft National Account spending and a product gap within the commercial mechanical lock business. From a geographic standpoint, Europe declined 3% organically, while North America remained relatively flat. The Company succeeded in achieving growth in targeted emerging markets, led by 15% organic growth in emerging Asia, followed by 12% growth in Latin America.
On a year-to-date basis, net sales totaled $8.254 billion, up 9% compared to $7.585 billion of net sales in the first nine months of 2011. Organic growth provided a 2% increase in net sales and acquisitions provided an additional 10% increase, while unfavorable effects of foreign currency translation resulted in a decrease of 3% of net sales. The primary driver of growth for first nine months of 2012 was the CDIY segment, adding 4% organic growth. Additionally, the Industrial segment achieved 2% organic growth, as strong Engineered Fastening growth was largely offset by weakness in the IAR and Infrastructure businesses. Organic growth within the Security segment contracted 3%, primarily due to weak vertical markets and European exposure.
Gross Profit: Gross profit was $1.010 billion in the third quarter of 2012, compared to $968.3 million in the third quarter of 2011, or 36.2% and 37.0% of net sales for each quarter, respectively. Merger and acquisition-related charges, which reduced gross profit, were approximately $12 million in the third quarter of 2012 and $15 million in the third quarter of 2011. Excluding these charges, gross profit was 36.6% of net sales in 2012 and 37.5% of net sales in 2011. The decrease in the profit rate year over year reflects positive impacts from productivity projects and cost synergies, both of which were more than offset by inflation and negative mix driven by higher revenues in CDIY, which has lower profit margins than Security and Industrial.
Year-to-date gross profit was $3.018 billion or 36.6% of net sales, compared to $2.809 billion or 37.0% of net sales for the nine month periods ended September 29, 2012 and October 1, 2011, respectively. Merger and acquisition-related charges, which reduced gross profit, were approximately $26 million in both the first nine months of 2012 and 2011. Excluding these charges, gross profit was 36.9% of net sales in 2012 and 37.4% of net sales in 2011. The year-to-date decrease in the profit rate is due to the same factors which impacted the third quarter.
SG&A Expenses: SG&A, inclusive of the provision for doubtful accounts, was $655.7 million, or 23.5% of net sales, in the third quarter of 2012 compared to $639.7 million, or 24.4% of net sales, in the third quarter of 2011. Within SG&A, merger and acquisition-related compensation costs and integration-related expenses totaled approximately $39 million and $22 million, respectively, for the third quarter of 2012 and 2011. Excluding these merger and acquisition-related charges, SG&A was 22.1% of net sales in 2012 compared to 23.6% of net sales in the prior year.
On a year-to-date basis, SG&A, inclusive of the provision for doubtful accounts, was $2.005 billion or 24.3% of net sales in 2012 compared to $1.872 billion or 24.7% of net sales in 2011. Excluding merger and acquisition-related charges of approximately $101 million and $56 million, respectively, during the first nine months of 2012 and 2011, SG&A was 23.1% and 23.9% of net sales, respectively. The favorable SG&A rate, for the third quarter and on a year-to-date basis, primarily reflects sales volume leverage and continued cost containment efforts.
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
Corporate Overhead: The corporate overhead element of SG&A, which is not allocated to the business segments, amounted to $61.8 million in the third quarter of 2012 and $55.3 million in the third quarter of 2011, or 2.2% of net sales in both periods. Excluding merger and acquisition-related charges, the corporate overhead element of SG&A was $39.3 million and $36.4 million in the third quarter of 2012 and 2011, respectively, or 1.4% of net sales in 2012 and 1.3% of net sales in 2011.
On a year-to-date basis, the corporate overhead element of SG&A amounted to $184.7 million in 2012, compared to $172.4 million in 2011, both of which represent 2.2% of net sales in the corresponding periods. Excluding merger and acquisition-related charges, the corporate overhead element of SG&A was $127.0 million and $122.1 million for the first nine months of 2012 and 2011, respectively, or 1.5% of net sales in 2012 and 1.6% of net sales in 2011.

Other, net: Other, net expense amounted to $77.0 million in the third quarter of 2012 versus $89.6 million in 2011. Excluding merger and acquisition-related and other charges, Other, net was $65.1 million and $55.8 million in the third quarter of 2012 and 2011, respectively. The quarter-to-date fluctuation is largely due to incremental amortization expense from intangible assets associated with the Niscayah acquisition and other 2012 acquisitions. On a year-to-date basis, Other, net expense was $248.7 million in 2012 as compared with $201.7 million in 2011. Excluding merger and acquisition-related and other charges, Other, net was $211.3 million and $158.1 million in first nine months of 2012 and 2011, respectively. The increase is primarily attributable to increased amortization expense as well as unfavorable impacts of foreign currency.
Loss on debt extinguishment: As discussed in Note H, Long Term Debt and Financing Arrangements, in the third quarter of the 2012 the Company recorded a net pre-tax loss of $45 million associated with the extinguishment of $900.0 million of debt maturities.
Interest, net: Net interest expense in the third quarter of 2012 was $34.1 million versus $26.8 million in 2011. On a year-to-date basis, net interest expense was $97.6 million compared to $83.2 million in the prior year. The increase in interest expense, net, for both quarter to date and year-to-date mainly relates to lower interest income stemming from lower cash balances.
Income Taxes: The Company recognized income tax expense of $28.8 million and $116.7 million for the three and nine month periods ended September 29, 2012 respectively, resulting in an effective tax rate of 20.0% and 23.0% for the respective periods. The effective tax rate differs from the U.S. statutory tax rate for the three and nine month periods ended September 29, 2012, primarily due to a portion of the Company's earnings realized in lower-taxed foreign jurisdictions, the favorable settlement of certain tax contingencies, and the realization of a foreign deferred tax asset attributable to the reduction of a valuation allowance for certain net operating losses.
The income tax expense for the three and nine month periods ended October 1, 2011, were $35.1 million and $86.0 million, respectively, resulting in an effective tax rate of 17.8% and 14.3% for the respective periods. The effective tax rate differs from the statutory tax rate for the three and nine month periods ended October 1, 2011 primarily due to a portion of the Company's earnings realized in lower-taxed foreign jurisdictions, the realization of benefits attributable to the reduction of certain foreign jurisdiction valuation allowances and the resolution of certain tax positions pertaining to prior years. The income tax expense for the nine month period includes tax benefits of $69.2 million for the favorable settlement of certain tax contingencies partially offset by the inclusion of $17.5 million of uncertain tax positions related to ongoing operational and legal entity integrations.
Business Segment Results
The Company’s reportable segments are aggregations of businesses that have similar products, services and end markets, amongst other factors. The Company utilizes segment profit (which is defined as net sales minus cost of sales and SG&A aside from corporate overhead cost), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, other-net (inclusive of intangible asset amortization expense), restructuring charges, interest income, interest expense and income tax expense. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and the expense pertaining to certain centralized functions that benefit the entire Company, but are not directly attributable to the businesses, such as legal and corporate finance functions. Refer to Note N, Restructuring and Asset Impairments, of the Notes to the Condensed Consolidated Financial Statements for the amount of restructuring charges attributable to each segment. As discussed previously, the Company’s operations are classified into three reportable segments, which also represent its operating segments: CDIY, Security, and Industrial.
CDIY:

	Third Quarter		Year-to-Date
(Millions of Dollars)	2012	2011	2012	2011
Net sales	$1,376.1	$1,337.6	$3,991.5	$3,912.8
Segment profit	$200.3	$169.8	$564.6	$516.9
% of Net sales	14.6%	12.7%	14.1%	13.2%
CDIY net sales increased $38.5 million, or 3% in 2012 compared to third quarter 2011. CDIY grew 4% organically, reflective of successful new product launches, revenue synergies and market share gains. Market share gains stemmed from strength in the Company's Hand and Power Tool businesses in the U.S., U.K., and in emerging markets. The segment overcame European weakness through growth in global markets including 13% organic growth in Latin America. The successful execution of revenue synergy plans led growth within hand tools, which has enabled this part of the business to grow significantly in the emerging markets. Acquisitions contributed an additional 3% of sales growth, which was offset by a 4% decline due to unfavorable changes in foreign currency translation.
On a year-to-date basis, net sales increased $78.7 million or 2% in the first nine months of 2012 compared to the first nine months of 2011. Organic growth contributed 4%, complemented by an additional 1% from acquisitions, partially offset by 3% of unfavorable currency translation. Organic sales increases were driven by the same factors impacting the third quarter and also the ongoing success of the DEWALT hand tool launch which commenced in the second quarter of 2011.
Segment profit amounted to $200.3 million, or 14.6% of net sales, for the third quarter of 2012, compared to $169.8 million or 12.7% of net sales in 2011. Excluding $17.2 million in merger and acquisition-related charges, segment profit totaled $217.5 million, or 15.8% of net sales for the third quarter of 2012 which compares to segment profit of $176.5, or 13.2% of net sales in the third quarter of 2011 (excluding $6.7 million in merger and acquisition-related charges). Segment profit rose 260 basis points to its highest level since the Black & Decker merger due to cost synergies and volume leverage.
Year-to-date segment profit for CDIY was $564.6 million or 14.1% of net sales, compared to $516.9 million or 13.2% of net sales for the corresponding 2011 period. Excluding $31.0 million in merger and acquisition-related charges, segment profit amounted to $595.6 million, or 14.9% of net sales in 2012, compared to $530.2 million or 13.6% in 2011 (excluding $13.3 million in merger and acquisition-related charges). Gross margin improved on a year-to-date basis due to the same factors which impacted the third quarter.
Security:

	Third Quarter		Year-to-Date
(Millions of Dollars)	2012	2011	2012	2011
Net sales	$789.7	$648.2	$2,344.7	$1,811.2
Segment profit	$120.2	$107.3	$319.2	$283.8
% of Net sales	15.2%	16.6%	13.6%	15.7%
Security net sales increased $141.5 million, or 22% in the third quarter of 2012 from $648.2 million in the third quarter of 2011, primarily driven by the Niscayah acquisition, which increased sales by 26%. Unfavorable foreign currency translation reduced net sales by 1% and organic revenue declined 3% as volume decreases were partially offset by pricing increases. From a geographic standpoint, volume decline in Europe was partially offset by stronger end markets in the U.S. and Canada. CSS experienced mild declines due to anticipated weakness in European markets offsetting gains in the legacy CSS North America business driven by backlog conversion. The commercial lock business continued to be affected by weakness in the U.S retrofit market while the Access Technologies business had similar challenges due to reductions in capital spend by its largest customer. Healthcare organic revenue declined due to lower hospital capital expenditures. These declines were partially offset by growth in the Company's residential hardware business.
On a year-to-date basis, net sales increased $533.5 million or 29% in the first nine months of 2012, from the first nine months of 2011. The Niscayah acquisition contributed 34% of the increase over the comparable 2011 period. Organic revenue declined 3% and unfavorable currency translation reduced net sales by 2%. The year-to-date organic revenue decline continues to be driven by the same factors which impacted the third quarter.
Segment profit for the quarter was $120.2 million or 15.2% of net sales, compared to $107.3 million or 16.6% of net sales in 2011. Excluding Niscayah, as well as merger and acquisition-related charges of $10.2 million, segment profit amounted to 18.8% of net sales in the third quarter of 2012, compared to 19.2% of net sales in the third quarter of 2011(excluding Niscayah and $11.1 million in merger and acquisition-related charges). The slight quarter to date margin decline is reflective of pressure from volume declines which was largely offset by cost containment actions.
On a year-to-date basis segment profit was $319.2 million or 13.6% of net sales in the first nine months of 2012, compared to $283.8 million or 15.7% of net sales in the first nine months of 2011. Excluding merger and acquisition-related charges of $34.7 million, segment profit amounted to $353.9 million or 15.1% of net sales in the first nine months of 2012, compared to segment profit of $301.5 million or 16.6% of net sales in the first nine months of 2011 (excluding $17.7 million in merger and acquisition-related charges). Year-to-date margin declines are primarily attributable to absorption pressure from volume declines in Europe.
Industrial:

	Third Quarter		Year-to-Date
(Millions of Dollars)	2012	2011	2012	2011
Net sales	$620.9	$633.9	$1,917.6	$1,860.5
Segment profit	$95.1	$106.8	$314.1	$308.7
% of Net sales	15.3%	16.8%	16.4%	16.6%
Industrial sales amounted to $620.9 million in the third quarter of 2012, down 2% from $633.9 million in the third quarter of 2011. Net sales declined 1% organically and 4% due to unfavorable currency exchange. Acquisitions provided 3% growth. Organic sales declines are primarily attributable to weakness in European end markets, especially in IAR and portions of the Engineered Fastening businesses. The Infrastructure business was negatively impacted by the weak large diameter onshore pipeline market and depressed scrap metal prices which negatively impact the Hydraulics business. Partially offsetting these declines was a strong performance by the Engineered Fastening business, which continues to post solid organic growth and gain market share despite weak automotive end markets.
Year-to-date sales were $1.918 billion, a 3% increase from 2011 sales of $1.861 billion. The segment grew 2% organically, primarily though increased volume. The impact of acquisitions provided an additional increase of 4%, which was partially offset by a 3% reduction from unfavorable currency translation. Net sales growth has been primarily driven by continued strong organic growth in the Engineered Fastening business, growth in the Mac Tools mobile distribution channel and the offshore pipeline business. Year to date increases have been partially offset by overall weakness in the European markets.
Industrial segment profit for the third quarter of 2012 was $95.1 million, or 15.3% of net sales, compared to $106.8 million or 16.8% of net sales in the third quarter of 2011. Excluding $0.6 million in merger and acquisition-related charges, segment profit was $95.7 million, or 15.4% of net sales in the third quarter of 2012 and $107.3 million, or 16.9% of net sales in the third quarter of 2011 (excluding $0.5 million in merger and acquisition-related charges). Engineered Fastening continued to produce strong automotive results and drove its operating margin significantly higher by fueling top-line growth while keeping operating expenses flat to last year, reflective of cost containment actions. IAR and Infrastructure faced strong operating margin headwinds as cost containment actions were insufficient to offset volume declines.
On a year-to-date basis Industrial profit totaled $314.1 million or 16.4% of net sales in the first nine months of 2012, compared to $308.7 million or 16.6% of net sales in the first nine months of 2011. Excluding merger and acquisition-related charges of $3.6 million, Industrial profit amounted to $317.7 million, or 16.6% of sales in the first nine months of 2012 and $309.5 million, or 16.6% of net sales, in the first nine months of 2011 (excluding $0.8 million in merger and acquisition-related charges). The profit rate remained consistent, attributable to sales volume leverage within Engineered Fastening and the success of cost containment measures offset by volume and cost absorption issues in IAR and Infrastructure businesses.
RESTRUCTURING ACTIVITIES
A summary of the restructuring reserve activity from December 31, 2011 to September 29, 2012 is as follows (in millions):

	12/31/2011	Additions, net	Usage	Currency	9/29/2012
2012 Actions
Severance and related costs	$—	$91.5	$(56.1)	$0.5	$35.9
Facility closures	—	15.2	(10.1)	—	5.1
Asset impairments	$—	$10.8	$(10.8)	$—	$—
Subtotal 2012 actions	$—	$117.5	$(77.0)	$0.5	$41.0
Pre-2012 Actions
Severance and related costs	$82.4	$(5.9)	$(25.8)	$0.3	$51.0
Facility closures	1.7	2.5	(0.2)	—	4.0
Subtotal Pre-2012 actions	84.1	(3.4)	(26.0)	0.3	55.0
Total	$84.1	$114.1	$(103.0)	$0.8	$96.0
2012 Actions: In the first nine months of 2012, the Company continued with restructuring activities associated with the Black & Decker merger, Niscayah and other acquisitions, and recognized $59.2 million of restructuring charges related to activities initiated in the current year. Of those charges, $37.5 million relates to severance charges associated with the reduction of approximately 500 employees, $10.9 million relates to facility closure costs, and $10.8 million relates to asset impairment charges. For the three months ended September 29, 2012, the Company recognized $28.6 million of restructuring charges related to activities initiated in the current year. Of those charges, $16.6 million relates to severance charges associated with the reduction of approximately 150 employees, $1.2 million relates to facility closure costs, and $10.8 million relates to asset impairment charges.
In addition, the Company has initiated cost reduction actions in the first nine months of 2012 that were not associated with any merger and acquisition activities, resulting in severance charges of $54.0 million pertaining to the reduction of approximately 1,000 employees, and $4.3 million of facility closure costs. For the three months ended September 29, 2012, the Company recognized severance charges of $23.8 million pertaining to the reduction of approximately 500 employees, and $1.3 million of facility closure costs.
Of the $41.0 million of reserves remaining as of September 29, 2012 the majority are expected to be utilized in 2012.
Pre-2012 Actions: In the first nine months of 2012, the Company released $5.9 million of the severance reserve related to remaining liabilities for prior year initiatives, with $2.5 million of this reserve being released in the third quarter. The Company also recorded $2.5 million of facility closure costs associated with prior year initiatives in the first nine months of 2012, with $2.2 million recorded in the third quarter.
The vast majority of the remaining reserve balance of $55.0 million relating to pre-2012 actions is expected to be utilized in the fourth quarter of 2012 and the first half of 2013.
Segments: The $114.1 million of charges recognized in the first nine months of 2012 includes: $28.8 million pertaining to the CDIY segment; $33.6 million pertaining to the Security segment; $47.2 million pertaining to the Industrial segment; and $4.5 million pertaining to Corporate charges. During the third quarter of 2012, the Company recognized $53.4 million of charges including $8.1 million pertaining to the CDIY segment; $10.7 million pertaining to the Security segment; $31.6 million pertaining to the Industrial segment; and $3.0 million pertaining to Corporate charges.

FINANCIAL CONDITION
Liquidity, Sources and Uses of Capital: The Company’s primary sources of liquidity are cash flows generated from operations and available credit under the Company’s credit facilities.
Operating Activities: Cash flow provided by operations was $151 million in the third quarter of 2012 compared to cash flow provided by operations of $156 million in the third quarter of 2011. The cash flows from operations were negatively impacted by merger and acquisition-related charges and payments of $84 million and $73 million in 2012 and 2011, respectively. Working capital outflows were $175 million as compared to $14 million in the third quarter of the prior year, with the increase driven primarily by higher accounts receivables caused by timing of sales within the quarter. Other cash outflows in 2011 were largely attributable to one-time retirement plan contributions which did not re-occur in 2012.

Year-to-date cash flow provided by operations was $418 million in the first nine months of 2012, compared to $456 million in the corresponding period of 2011. The cash flows from operations were negatively impacted by merger and acquisition-related charges and payments of $212 million and $154 million in 2012 and 2011, respectively. Working capital outflows were $286 million in the first nine months of 2012, compared with outflows of $72 million in the 2011 period, up primarily due to accounts receivable and accounts payable balances which were affected by the timing of sales and cash disbursements within the quarter. Other cash outflows in 2011 were largely attributable to one-time retirement plan contributions which did not re-occur in 2012.
Free Cash Flow: Free cash flow, as defined in the following table, was $62 million in the third quarter of 2012 compared to $98 million in the corresponding 2011 period. Free cash flow on a year-to-date basis was $158 million in 2012, compared to $260 million in 2011. Management considers free cash flow an important indicator of its liquidity, as well as its ability to fund future growth and provide a dividend to shareowners. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

	Quarter to Date		Year-to-Date
(Millions of Dollars)	2012	2011	2012	2011
Net cash provided by operating activities	$151	$156	$418	$456
Less: capital expenditures	(89)	(58)	(260)	(196)
Free cash flow	$62	$98	$158	$260
When merger and acquisition-related charges and payments of $107 million and $304 million for the three and nine months ended September 29, 2012, respectively, are added back to the Company’s free cash flow, the resulting amounts are free cash flows of $169 million and $463 million, respectively. When merger and acquisition-related charges and payments of $79 million and $191 million for the three and nine months ended October 1, 2011, respectively, are added back to the Company’s free cash flow, the resulting amounts are free cash flows of $176 million and $450 million, respectively.
Based on its demonstrated ability to generate cash flow from operations, as well as its strong balance sheet and credit position at September 29, 2012, the Company believes over the long term it has the financial flexibility to deploy capital to its shareowners’ advantage through a combination of potential share repurchases, dividends and acquisitions.

Investing Activities: Cash flow used in investing activities was $188 million in the third quarter of 2012 compared to $1,053 million in the third quarter of 2011. Year-to-date cash flows used in investing activities were $934 million and $1,401 million in the first nine months of 2012 and 2011, respectively. Capital and software expenditures were $89 million (inclusive of $23 million for merger and acquisition-related capital expenditures) in the third quarter of 2012, compared to $59 million (inclusive of $6 million for merger and acquisition-related capital expenditures) of capital expenditures in 2011. Year-to-date capital and software expenditures were $260 million (inclusive of $92 million for merger and acquisition-related capital expenditures) and $196 million (inclusive of $37 million for merger and acquisition-related capital expenditures) in the first nine months of 2012 and 2011, respectively. The Company will also continue to invest in productivity and cost structure improvements, as well as achieving merger and acquisition-related cost synergies while ensuring that such investments provide an appropriate return on capital employed.

Cash outflows from business acquisitions were $106 million in the third quarter of 2012, primarily relating to the purchase of Tong Lung.  For the nine months ended September 29, 2012 cash outflows from business acquisitions were $695 million, which includes the purchase of Powers, AeroScout, Tong Lung, Lista, and the remaining outstanding shares of Niscayah.  Cash outflows for business acquisitions in 2011 were $1.013 billion and $1.178 billion for the three and nine months ended October 1, 2011, respectively.  The 2011 acquisition outflows relate primarily to the purchase of Niscayah.
Financing Activities: Cash flow provided by financing activities was $209 million in the third quarter of 2012 compared to $122.7 million used by financing activities in the third quarter of 2011. Year-to-date proceeds from financing activities were outflows of $374 million in 2012 and $42 million in 2011.
Repayments on long-term debt, including premium paid on debt extinguishment, were $992 million in the third quarter of 2012 compared to $2 million for the third quarter of 2011. As described more fully in Note H, Long-Term Debt and Financing Arrangements, the Company repurchased three debt instruments with total outstanding principal of $900 million, and paid a premium on extinguishment of $91 million. On a year-to-date basis, repayments on long-term debt were $1.222 billion and $403 million in 2012 and 2011, respectively.
Proceeds from long-term borrowings were $729 million in the third quarter of 2012 compared to $1 million for the third quarter of 2011. As more fully described in Note H, Long-Term Debt and Financing Arrangements, the Company issued junior subordinated debentures and received $729 million of net proceeds as part of the issuance.
Net proceeds from short-term borrowings under the Company’s commercial paper program amounted to $527 million and $69 million in the third quarter of 2012 and 2011, respectively. On a year to date basis, net proceeds from short-term borrowing under the Company's commercial paper program amounted to $1.316 billion and $556 million in 2012 and 2011, respectively.
Cash proceeds from the issuance of common stock were $27 million and $17 million for the third quarter of 2012 and 2011, respectively. On a year to date basis, cash proceeds from the issuance of common stock were $103 million and $102 million for the first nine months of 2012 and 2011, respectively. Cash proceeds from the issuance of common stock primarily relate to the exercise of employee stock options.
Cash dividends were $83 million in the third quarter of 2012 compared to $69 million in the third quarter of 2011. On a year to date basis, cash dividends were $221 million and $207 million in 2012 and 2011, respectively. Increases in dividend payments are reflective of the Company's higher year over year dividend rate.
On a year to date basis purchases of common stock totaled $218 million and $6 million in 2012 and 2011, respectively. During the second quarter of 2012 the Company repurchased approximately three million shares of common stock for $200 million.
In the first nine months of 2012, the Company received $36 million from the termination of interest rate swaps, and paid $56 million related to the termination of a forward starting interest rate.
Credit Ratings & Liquidity:
The Company maintains strong investment grade credit ratings from the major U.S. rating agencies on its senior unsecured debt (average A-) as well as its short-term commercial paper borrowings. There have been no changes to any of the ratings during 2012.

Failure to maintain strong investment grade rating levels could adversely affect the Company's cost of funds, liquidity and access to capital markets, but would not have an adverse effect on the Company's ability to access committed credit facilities. In March 2011, the Company entered into a new four year $1.2 billion committed credit facility (the “Credit Agreement”), which replaced all formerly existing credit facilities. Borrowings under the Credit Agreement may include U.S. Dollars up to the $1.2 billion commitment or in Euro or Pounds Sterling subject to a foreign currency sublimit of $400.0 million and bear interest at a floating rate dependent upon the denomination of the borrowing. Repayments must be made on March 11, 2015 or upon an earlier termination date of the Credit Agreement, at the election of the Company. In July 2011, in connection with the Niscayah acquisition, the Company entered into a $1.25 billion 364 day credit facility (“Facility”). The Facility decreased to $750 million (as per the terms of the agreement) in December 2011 and was terminated in July 2012 with the concurrent execution of a new $1.0 billion 364 day committed credit facility.  The new facility contains a 1 year term-out provision and borrowings under the Credit Agreement may include U.S. Dollars up to the $1.0 billion commitment or in Euro or Pounds Sterling subject to a foreign currency sublimit of $400.0 million and bear interest at a floating rate dependent upon the denomination of the borrowing.  Repayments must be made by July 12, 2013 or upon an earlier termination date of the Credit Agreement, at the election of the Company, unless the term-out provision is exercised.  The Company has not drawn on either of the commitments provided by the Facilities. These credit facilities are designated to be liquidity backstops for the Company's $2.0 billion commercial paper program.

As discussed in Note J, Equity Arrangements, in the third quarter of 2011, the Company entered into a forward share purchase contract on its common stock which obligates the Company to pay $350 million to the financial institution counterparty not later than August 2013, or earlier at the Company's option, for the 5,581,400 shares purchased.

Cash and cash equivalents totaled $770 million as of September 29, 2012, which is predominantly held in foreign jurisdictions. Concurrent with the Black & Decker merger, the Company made a determination to repatriate certain legacy Black & Decker foreign earnings, on which U.S. income taxes had not previously been provided. As a result of this repatriation decision, the Company has recorded a related deferred tax liability. Current plans and liquidity requirements do not demonstrate a need to repatriate other foreign earnings. Accordingly, all other undistributed foreign earnings of the Company are considered to be permanently reinvested, or will be remitted substantially free of additional tax, consistent with the Company’s overall growth strategy internationally, including acquisitions and long-term financial objectives (as demonstrated by the recent acquisition of Niscayah). No provision has been made for taxes that might be payable upon remittance of these undistributed foreign earnings. However, should management determine at a later point to repatriate additional foreign earnings, the Company would be required to accrue and pay taxes at that time.

On July 25, 2012, the Company issued $750 million of junior subordinated debentures maturing on July 25, 2052 with fixed interest payable quarterly in arrears at a rate of 5.75% per annum. The Company, may at its election, redeem the debentures in whole or in part, at par on or after June 25, 2017. The debentures' subordination, long tenor and interest deferral features provide significant credit protection measures for senior creditors and as a result the debentures were awarded a 50% equity credit by S&P and Fitch, and a 25% equity credit by Moody's. The net proceeds of $729 million from the offering was used for general corporate purposes, including the repayment of short term debt and the refinancing of recent and near term debt maturities.

In the third quarter of 2012 the Company repurchased $900 million of its long term debt via open market tender and exercise of its right under the redemption provision of each notes (as further described in footnote H. Long-Term Debt and Financing Arrangements).  The initial funding of the repurchased debt was accomplished by utilizing excess cash on hand and the issuance of Commercial Paper.  The Company intends on refinancing a portion of its outstanding Commercial Paper through the issuance of Long Term Debt in an amount similar to the amount of notes repurchased.

OTHER MATTERS
Critical Accounting Estimates: There have been no significant changes in the Company’s critical accounting estimates during the third quarter of 2012. Refer to the “Other Matters” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended December 31, 2011 for a discussion of the Company’s critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no significant change in the Company’s exposure to market risk during the third quarter of 2012. Refer to the “Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended December 31, 2011 for further discussion.

ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of management, including the Company’s President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer have concluded that, as of September 29, 2012, the Company’s disclosure controls and procedures are effective. There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CAUTIONARY STATEMENT
Under the Private Securities Litigation Reform Act of
1995

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical, including, but not limited to, the statements regarding the Company's ability to: (i) generate $800 to $900 million in incremental revenue from organic growth over the next three years; (ii) achieve full year diluted earnings per share of approximately $3.65 in 2012, inclusive of $350 million of merger and acquisition related charges, loss on debt extinguishment, and charges associated with 2012 cost actions; (iii) achieve earnings per share, exclusive of such charges, of approximately $5.25 in 2012; (iv) generate full year free cash flow, excluding merger and acquisition-related charges and payments, of approximately $1.2 billion; (v) realize approximately $500 million in cost synergies resulting from the Black & Decker merger by the end of 2013; (vi) realize revenue synergies from the Black & Decker merger in the range of $300 million to $400 million by the end of 2013, which implies a benefit of approximately $0.35 - $0.50 of earnings per diluted share; (vii) realize cost synergies from the Niscayah acquisition of approximately $80 million by the end of 2013 and a benefit of approximately $0.45 of earnings per diluted share (excluding expected acquisition-related charges of $60 million to $80 million) by 2014, with $0.20 in 2012; (viii) realize earnings associated with the Infastech acquisition that will be over $0.15 accretive to the Company's diluted earnings per share in the first year and over $0.35 accretive to diluted earnings per share by year 3; (ix) realize earnings associated with the Tong Lung, Aeroscout, Powers and Lista acquisitions that will be relatively neutral to 2012 earnings and have a modestly accretive impact to the Company's 2013 earnings; and (x) have the financial flexibility to deploy capital to shareowners' advantage through a combination of potential share repurchases, dividends and acquisitions (collectively, the “Results”); are “forward-looking statements” and are based on current expectations.

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

The Company's ability to deliver the Results is dependent upon: (i) the Company's ability to increase organic growth in the six areas of focus identified in the Strategy discussion in this 10-Q; (ii) receipt of required regulatory approvals and satisfaction of other conditions precedent to completion of the Infastech acquisition such that the acquisition can be completed in the fourth quarter; (iii) receipt of required regulatory approvals and satisfaction of other conditions precedent to completion of the HHI disposition; (iv) successfully executing the integration of the Niscayah and Infastech businesses, as well as other recent acquisitions, and achieving the synergies and other results expected from the Niscayah, Infastech and other recent acquisitions; (v) the Company's ability to successfully execute the integration and achieve the synergies, capitalize on growth opportunities and achieve the anticipated results of the combination with Black & Decker; (vi) the Company's success at limiting merger and acquisition-related charges; (vii) the Company's ability to achieve working capital benefits and limit restructuring and other payments in connection with the Black & Decker merger; (viii) the Company's ability to achieve organic net sales increase of 1% on a pro-forma basis (assumes Niscayah was owned for the full year 2011); (ix) the Company's ability to make capital investments, including those for the organic growth initiatives, that are necessary to drive productivity and cost structure improvements while insuring that such investments provide a return on capital employed; (x) the success of the Company's efforts to expand its tools and security businesses; (xi) the success of the Company's efforts to build growth platforms and market leadership in electronic Securities Solutions, Infrastructure and Healthcare; (xii) the Company's success in developing and introducing new and high quality products, growing sales in existing markets, identifying and developing new markets for its products and maintaining and building the strength of its brands; (xiii) the ability of the Company to maintain or reduce costs without adversely affecting its growth initiatives; (xiv) the continued acceptance of technologies used in the Company's products, including electronic Security Solutions, Infrastructure and Healthcare products; (xv) the Company's ability to manage existing Sonitrol and Mac Tools franchisee and distributor relationships; (xvi) the Company's ability to minimize costs associated with the sale of the HHI Business and any other sale or discontinuance of a business or product line, including any severance, restructuring, legal or other costs; (xvii) the after tax proceeds realized with respect to the sale of the HHI Business and any other business or product line disposals; (xviii) the extent of any asset impairments with respect to the sale of the HHI Business or any other businesses or product lines that are sold or discontinued; (xix) the success of the Company's efforts to manage freight costs, steel and other commodity costs; (xx) the Company's ability to sustain or increase prices, including the acceptance thereof by end customers, in order to, among other things, offset or mitigate the impact of steel, freight, energy, non-ferrous commodity and other commodity costs and any inflation increases; (xxi) the Company's ability to generate free cash flow and maintain a strong debt to capital ratio, including focusing on reduction of debt as determined by management; (xxii) the Company's ability to identify and effectively execute productivity improvements and cost reductions, while minimizing any associated restructuring charges; (xxiii) the Company's ability to obtain favorable settlement of routine tax audits; (xxiv) the ability of the Company to generate earnings sufficient to realize future income tax benefits during periods when temporary differences become deductible; (xxv) the continued ability of the Company to access credit and capital markets under satisfactory terms; and (xxvi) the Company's ability to negotiate satisfactory payment terms under which the Company buys and sells goods, services, materials and products.

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

The Company's ability to achieve the Results will also be affected by external factors. These external factors include: the challenging global macroeconomic environment; the continued economic growth of emerging markets, particularly Latin America; pricing pressure and other changes within competitive markets; the continued consolidation of customers particularly in consumer channels; inventory management pressures on the Company's customers; the impact tightened credit markets may have on the Company or its customers or suppliers; the extent to which the Company has to write-off accounts receivable or assets or experiences supply chain disruptions in connection with bankruptcy filings by customers or suppliers; increasing competition; changes in laws, regulations and policies that affect the Company, including, but not limited to trade, monetary, tax and fiscal policies and laws; the timing and extent of any inflation or deflation; currency exchange fluctuations; the impact of dollar/foreign currency exchange and interest rates on the competitiveness of products and the Company's debt program; the strength of the U.S. and European economies; the market price for Company common stock; the extent to which world-wide markets associated with homebuilding and remodeling deteriorate; the effect of cost-cutting measures implemented by governmental authorities on the demand for the Company's products and those of its customers; the impact of events that cause or may cause disruption in the Company's manufacturing, distribution and sales networks such as war, terrorist activities, and political unrest; and recessionary or expansive trends in the economies of the world in which the Company operates.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended September 29, 2012:

2012	(a) Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Program	Maximum Number Of Shares That May Yet Be Purchased Under The Program
July 1 – August 4	865	$60.25	—	—
August 5 – September 1	—	—	—	—
September 2 – September 29	—	—	—	—
	865	$60.25	—

During May of 2012, the Company repurchased $200.0 million (2.9 million shares) of its common stock associated with the December 12, 2007 authorization to repurchase up to 10.0 million total shares. On July 13, 2012, the Board of Directors terminated the authorization with respect to future purchases and approved a new repurchase of up to 20 million shares of the Company's common stock. After the approval, 25.6 million shares of common stock remain authorized for repurchase, of which 5.6 million shares are reserved for purchase in connection with the forward share purchase contract, entered into in the second quarter of 2011 (as discussed in Note J, Equity Arrangements). The forward share purchase contract obligates the Company to pay $350.0 million to the financial institution counterparty and take title to the shares not later than August 2013 or earlier at the Company’s option. The Company may continue to repurchase shares in the open market or through privately negotiated transactions from time to time pursuant to the extent management deems warranted based on a number of factors, including the level of acquisition activity, the market price of the Company’s common stock and the current financial condition of the Company.

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

(101)
The following materials from Stanley Black & Decker Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 29, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 29, 2012 and October 1, 2011 (ii) Condensed Consolidated Balance Sheets at September 29, 2012 and December 31, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 29, 2012 and October 1, 2011, and (iv) Notes to (Unaudited) Condensed Consolidated Financial Statements**.

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

STANLEY BLACK & DECKER, INC.

Date:	October 29, 2012	By:	/s/ DONALD ALLAN, JR.
Donald Allan, Jr.
Senior Vice President and Chief Financial Officer