Form 10-K
period 2012-12-29
STANLEY BLACK & DECKER, INC.
filed 2013-02-20
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   ___________ to ___________
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
Yes  ☐    No  ☑
As of June 29, 2012, the aggregate market values of voting common equity held by non-affiliates of the registrant was $10.8 billion based on the New York Stock Exchange closing price for such shares on that date. On January 25, 2013, the registrant had 160,250,620 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year are incorporated by reference in Part III of the Annual Report on Form 10-K.

FORM 10-K
PART I
ITEM 1. BUSINESS
General
Stanley Black & Decker, Inc. ("the Company") was founded in 1843 by Fredrick T. Stanley and incorporated in Connecticut in 1852. In March 2010, the Company completed a merger ("the Merger") with The Black & Decker Corporation (“Black & Decker”), a company founded by S. Duncan Black and Alonzo G. Decker and incorporated in Maryland in 1910. At that time, the Company changed its name from The Stanley Works ("Stanley") to Stanley Black & Decker, Inc. The Company is a diversified global provider of power and hand tools, mechanical access solutions (i.e. automatic doors and commercial locking systems), electronic security and monitoring systems, and products and services for various industrial applications with 2012 consolidated annual revenues of $10.2 billion. The Company is continuing to pursue a diversification strategy that involves industry, geographic and customer diversification to foster sustainable revenue, earnings and cash flow growth. The Company has four growth platforms: Security (both Convergent and Mechanical), Engineered Fastening, Infrastructure and Healthcare. The Company intends to focus on organic growth across all of its businesses, with the majority of acquisition-related investments being within the four growth platforms. In addition, the Company plans to increase its presence in Emerging Markets, with a goal of generating greater than 20% of annual revenues from these markets by mid-decade. In 2012, approximately 48% of the Company’s annual revenues were generated in the United States, with the remainder largely from Europe (27%), Emerging Markets (15%) and Canada (6%).
Execution of this diversification strategy has resulted in approximately $5.3 billion of acquisitions since 2002 (excluding the Black & Decker merger) and increased brand investment, enabled by strong cash flow generation. The pending acquisition of Infastech for approximately $850 million, the 2011 acquisition of Niscayah Group AB (“Niscayah”) for a total purchase price of $984.5 million and the July 2010 purchase of CRC-Evans Pipeline International ("CRC-Evans") for $451.6 million demonstrate this strategy. Infastech is a global manufacturer and distributor of specialty engineered fastening technology based in Hong Kong. The pending acquisition of Infastech will add to the Company's strong positioning in specialty engineered fastening, an industry with solid growth prospects particularly in the global electronics, industrial and automotive end markets, and will further expand the Company's global footprint with its strong concentration in fast-growing emerging markets. Niscayah is one of the largest access control and surveillance solutions providers in Europe. The Niscayah acquisition expanded and complemented the Company's existing electronic security offerings and further diversifies the Company's operations and international presence. CRC-Evans is a full line supplier of specialized tools, equipment and services used primarily in the construction of large diameter oil and natural gas transmission pipelines both on and offshore. The acquisition of CRC-Evans served to bolster the beginning of the Infrastructure platform whereby the Company can provide tools and services to a new set of high growth, high margin end markets and channels. Furthermore, the Company sold its Hardware & Home Improvement business ("HHI") in 2012 for approximately $1.4 billion in cash, of which $100 million is being held in escrow pending the close of the Tong Lung portion of the sale, which is expected to occur no later than April 2013. The results for this business are reported as discontinued operations for all periods presented. Refer to Note E, Merger and Acquisitions, and Note T, Discontinued Operations, of the Notes to Consolidated Financial Statements in Item 8 for further discussion.
At December 29, 2012, the Company employed 45,327 people worldwide. The Company’s principal executive office is located at 1000 Stanley Drive, New Britain, Connecticut 06053 and its telephone number is (860) 225-5111.
Description of the Business
The Company’s operations are classified into three reportable business segments, which also represent its operating segments: Construction & Do-It-Yourself (“CDIY”), Security, and Industrial. The Company’s consolidated financial statements include Black & Decker’s results of operations and cash flows from March 13, 2010. All segments have significant international operations in developed countries, but do not have large investments that would be subject to expropriation risk in developing countries. Fluctuations in foreign currency exchange rates affect the U.S. dollar translation of international operations in each segment.
Additional information regarding the Company’s business segments and geographic areas is incorporated herein by reference to the material captioned “Business Segment Results” in Item 7 and Note P, Business Segments and Geographic Areas, of the Notes to Consolidated Financial Statements in Item 8.

CDIY
The CDIY segment is comprised of the Professional Power Tool and Accessories business, the Consumer Power Tool business, which includes outdoor products and the Hand Tools, Fasteners & Storage business. The segment sells its products to professional end users, distributors and retail consumers. The majority of sales are distributed through retailers, including home centers, mass merchants, hardware stores, and retail lumber yards. Annual revenues in the CDIY segment were $5.2 billion in 2012, representing 51% of the Company’s total revenues.
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
The Consumer Power Tool business sells corded and cordless electric power tools sold under the Black & Decker brand, lawn and garden products and home products. Lawn and garden products include hedge trimmers, string trimmers, lawn mowers, edgers, and related accessories. Home products include hand held vacuums, paint tools and cleaning appliances.
Security
The Security segment is comprised of the Convergent Security Solutions ("CSS") and Mechanical Access Solutions ("MAS") businesses. Annual revenues in the Security segment were $2.4 billion in 2012, representing 24% of the Company’s total revenues.
The CSS business designs, supplies and installs electronic security systems and provides electronic security services, including alarm monitoring, video surveillance, fire alarm monitoring, systems integration and system maintenance. Purchasers of these systems typically contract for ongoing security systems monitoring and maintenance at the time of initial equipment installation. The business also sells healthcare solutions, which includes medical carts and cabinets, asset tracking solutions, infant protection, pediatric protection, patient protection, wander management, fall management, and emergency call products. The CSS business sells to consumers, retailers, educational, financial and healthcare institutions, as well as commercial, governmental and industrial customers. Products are sold predominantly on a direct sales basis.
The MAS business sells and installs automatic doors, commercial hardware, locking mechanisms, electronic keyless entry systems, keying systems, tubular and mortise door locksets. MAS sells to commercial customers primarily through direct and independent distribution channels.
Industrial
The Industrial segment is comprised of the Industrial and Automotive Repair ("IAR"), Engineered Fastening and Infrastructure businesses. Annual revenues in the Industrial segment were $2.6 billion in 2012, representing 25% of the Company’s total revenues.
The IAR business sells hand tools, power tools, and engineered storage solution products. The business sells to industrial customers in a wide variety of industries and geographies. The products are distributed through third party distributors as well as a direct sales force.
The Engineered Fastening business primarily sells engineered fastening products and systems designed for specific applications. The product lines include stud welding systems, blind rivets and tools, blind inserts and tools, drawn arc weld studs, engineered plastic fasteners, self-piercing riveting systems and precision nut running systems. The business sells to customers in the automotive, manufacturing, and aerospace industries, amongst others, and its products are distributed through direct sales forces and, to a lesser extent, third party distributors.
The Infrastructure business consists of CRC-Evans and the Company’s Hydraulics businesses. The product lines within the Infrastructure business include custom pipe handling machinery, joint welding and coating machinery, weld inspection services and hydraulic tools and accessories. The business sells to the oil and natural gas pipeline industry and other industrial customers. The products and services are primarily distributed through a direct sales force and, to a lesser extent, third party distributors.

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
Major Customers
A significant portion of the Company’s CDIY products are sold to home centers and mass merchants in the U.S. and Europe. A consolidation of retailers both in North America and abroad has occurred over time. While this consolidation and the domestic and international expansion of these large retailers has provided the Company with opportunities for growth, the increasing size and importance of individual customers creates a certain degree of exposure to potential sales volume loss. As a result of the Company’s diversification strategy, sales to U.S. home centers and mass merchants declined from a high of approximately 40% in 2002, to 15% before the Black & Decker merger. In 2012, sales to U.S. home centers and mass merchants were 18%. As acquisitions in the various growth platforms (Convergent and Mechanical Security, Engineered Fastening, Infrastructure and Healthcare) are made in future years, the proportion of sales to these valued U.S. and international home center and mass merchant customers is expected to continue to decrease to levels prior to the Black & Decker merger.
Working Capital
The Company continues to practice the operating disciplines encompassed by the Stanley Fulfillment System (“SFS”). SFS has five primary elements that work in concert: sales and operations planning, operational lean, complexity reduction, global supply management, and order-to-cash excellence. The Company develops standardized business processes and system platforms to reduce costs and provide scalability. SFS is instrumental in the reduction of working capital evidenced by the improvement in working capital turns for legacy Stanley from 4.6 in 2003 to 8.6 at the end of 2009, directly preceding the merger. Closing out 2010, once blended with the legacy Black & Decker working capital turns of 4.7, working capital turns for the combined company were 5.7 (excluding HHI, working capital turns were 5.9). The continued efforts to deploy SFS across the entire Company and increase turns has created significant opportunities to generate incremental free cash flow. Working capital turns have experienced a 32% improvement from 5.7 at the end of 2010 to 7.5 at the end of 2012. Going forward, the Company plans to further leverage SFS to generate ongoing improvements both in the existing business and future acquisitions in working capital turns, cycle times, complexity reduction and customer service levels, with a goal of achieving 10 working capital turns by mid-decade.
Raw Materials
The Company’s products are manufactured using both ferrous and non-ferrous metals including, but not limited to steel, zinc, copper, brass, aluminum and nickel. The Company also purchases resins, batteries, motors, and electronic components to use in manufacturing and assembly operations. The raw materials required are procured globally and available from multiple sources at competitive prices. As part of the Company's Enterprise Risk Management, the Company has implemented a supplier risk mitigation strategy in order to identify and address any potential supply disruption associated with commodities, components, finished goods and critical services. The Company does not anticipate difficulties in obtaining supplies for any raw materials or energy used in its production processes.
Backlog
Due to short order cycles and rapid inventory turnover in most of the Company’s CDIY and Industrial segment businesses, backlog is generally not considered a significant indicator of future performance. At February 2, 2013, the Company had approximately $850 million in unfilled orders, which mainly relate to the Company’s Security segment. Substantially all of these orders are reasonably expected to be filled within the current fiscal year. As of February 4, 2012 and February 5, 2011, unfilled orders amounted to $770 million and $705 million, respectively.

Patents and Trademarks
No business segment is dependent, to any significant degree, on patents, licenses, franchises or concessions, and the loss of these patents, licenses, franchises or concessions would not have a material adverse effect on any of the business segments. The Company owns numerous patents, none of which individually is material to the Company's operations as a whole. These patents expire at various times over the next 20 years. The Company holds licenses, franchises and concessions, none of which individually or in the aggregate are material to the Company's operations as a whole. These licenses, franchises and concessions vary in duration, but generally run from one to 40 years.

The Company has numerous trademarks that are used in its businesses worldwide. In the CDIY segment, the STANLEY®, FatMax®, DEWALT®, Black & Decker®, Bostitch®, Bailey®, Powerlock®, Tape Rule Case Design®, DustBuster®, Porter-Cable®, and Workmate® of trademarks are material. The STANLEY®, BEST®, Blick™, HSM®, Sargent & Greenleaf®, S&G® Sonitrol®, Niscayah®, and Xmark® trademarks are material to the Security segment. The DEWALT®, CRC®, LaBounty®, MAC®, Mac Tools®, Proto®, Vidmar®, Facom®, and Emhart Teknologies™ trademarks are material to the Industrial segment. The terms of these trademarks typically vary from 10 to 20 years, with most trademarks being renewable indefinitely for like terms.
Environmental Regulations
The Company is subject to various environmental laws and regulations in the U.S. and foreign countries where it has operations. Future laws and regulations are expected to be increasingly stringent and will likely increase the Company’s expenditures related to environmental matters.
In the normal course of business, the Company is involved in various lawsuits and claims. In addition, the Company is a party to a number of proceedings before federal and state regulatory agencies relating to environmental remediation. The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of December 29, 2012 and December 31, 2011, the Company had reserves of $188.0 million and $164.8 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2012 amount, $6.0 million is classified as current and $182.0 million as long-term, which is expected to be paid over the estimated remediation period. As of December 29, 2012, the Company has recorded an asset of $24.3 million related to funding by EPA and placed in trust in accordance with the Consent Decree associated with the West Coast Loading Corporation ("WCLC") proceedings, as further discussed in Note S, Contingencies, of the Notes to Consolidated Financial Statements in Item 8. Accordingly, the cash obligation as of December 29, 2012 of the Company associated with the aforementioned remediation activities is $163.7 million. The range of environmental remediation costs that is reasonably possible is $141 million to $283 million, which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with policy.
The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. Subject to the imprecision in estimating future contingent liability costs, the Company does not expect that any sum it may have to pay in connection with these matters in excess of the amounts recorded will have a materially adverse effect on its financial position, results of operations or liquidity. Additional information regarding environmental matters is available in Note S, Contingencies, of the Notes to Consolidated Financial Statements in Item 8.
Employees
At December 29, 2012, the Company had 45,327 employees, 12,500 of whom are employed in the U.S. Approximately 800 U.S. employees are covered by collective bargaining agreements negotiated with 21 different local labor unions who are, in turn, affiliated with approximately 6 different international labor unions. The majority of the Company’s hourly-paid and weekly-paid employees outside the U.S. are not covered by collective bargaining agreements. The Company’s labor agreements in the U.S. expire in 2013 and 2014. There have been no significant interruptions of the Company’s operations in recent years due to labor disputes. The Company believes that its relationship with its employees is good.

Research and Development Costs
Research and development costs, which are classified in SG&A, were $174.8 million, $139.3 million and $124.5 million for fiscal years 2012, 2011 and 2010, respectively.
Available Information
The Company’s website is located at http://www.stanleyblackanddecker.com. This URL is intended to be an inactive textual reference only. It is not intended to be an active hyperlink to the Company's website. The information on the Company's website is not, and is not intended to be, part of this Form 10-K and is not incorporated into this report by reference. The Company makes its Forms 10-K, 10-Q, 8-K and amendments to each available free of charge on its website as soon as reasonably practicable after filing them with, or furnishing them to, the U.S. Securities and Exchange Commission.

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
The Company has certain significant customers, particularly home centers and major retailers, although no one customer represented more than 10% of consolidated net sales in 2012. However, the two largest customers comprised nearly 16% of net sales, with U.S. and international mass merchants and home centers collectively comprising approximately 24% of net sales. The loss or material reduction of business, the lack of success of sales initiatives, or changes in customer preferences or loyalties, for the Company’s products related to any such significant customer could have a material adverse impact on the Company’s results of operations and cash flows. In addition, the Company’s major customers are volume purchasers, a few of which are much larger than the Company and have strong bargaining power with suppliers. This limits the ability to recover cost increases through higher selling prices. Furthermore, unanticipated inventory adjustments by these customers can have a negative impact on sales.
If customers in the Convergent Security Solutions ("CSS") business are dissatisfied with services and switch to competitive services, or disconnect for other reasons, the Company's attrition rates may increase. In periods of increasing attrition rates, recurring revenue and results of operations may be materially adversely affected. The risk is more pronounced in times of economic uncertainty, as customers may reduce amounts spent on the products and services the Company provides.
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
The Company’s competitive advantage is due in part to its ability to develop and introduce new products in a timely manner at favorable margins. The uncertainties associated with developing and introducing new products, such as market demand and costs of development and production may impede the successful development and introduction of new products on a consistent basis. Introduction of new technology may result in higher costs to the Company than that of the technology replaced. That increase in costs, which may continue indefinitely or until and if increased demand and greater availability in the sources of the new technology drive down its cost could adversely affect the Company’s results of operations. Market acceptance of the new products introduced in recent years and scheduled for introduction in 2013 and beyond may not meet sales expectations due to various factors, such as the failure to accurately predict market demand, end-user preferences, and evolving industry standards. Moreover, the ultimate success and profitability of the new products may depend on the Company’s ability to resolve technical and technological challenges in a timely and cost-effective manner, and to achieve manufacturing efficiencies. The Company’s investments in productive capacity and commitments to fund advertising and product promotions in connection with these new products could erode profits if those expectations are not met.
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

The Company has significant operations outside of the United States, which are subject to political, economic and other risks inherent in operating outside of the United States.
The Company generates revenue outside of the United States and expects it to continue to represent a significant portion of its total revenue. Business operations outside of the United States are subject to political, economic and other risks inherent in operating in certain countries, such as:

•	the difficulty of enforcing agreements and protecting assets through legal systems outside the U.S.;

•	managing widespread operations and enforcing internal policies and procedures such as compliance with U.S. and foreign anti-bribery and anti-corruption regulations;

•	trade protection measures and import or export licensing requirements;

•	the application of certain labor regulations outside of the United States;

•	compliance with a wide variety of non-U.S. laws and regulations;

•	changes in the general political and economic conditions in the countries where the Company operates, particularly in emerging markets;

•	the threat of nationalization and expropriation;

•	increased costs and risks of doing business in a wide variety of jurisdictions;

•	limitations on repatriation of earnings; and

•	exposure to wage, price and capital controls.
Changes in the political or economic environments in the countries in which the Company operates could have a material adverse effect on its financial condition, results of operations or cash flows.
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
Unforeseen events, including war, terrorism and other international conflicts and public health issues, whether occurring in the United States or abroad, could disrupt the Company's operations, disrupt the operations of its suppliers or customers, or result in political or economic instability. These events could reduce demand for its products and make it difficult or impossible for the Company to manufacture its products, deliver products to customers, or to receive materials from suppliers.
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

Uncertainty about the financial stability of several countries in the European Union (EU), the risk that those countries may default on their sovereign debt and related stresses on the European economy could have a significant adverse effect on the Company's business, results of operations and financial condition.
In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these EU “peripheral nations” to continue to service their sovereign debt obligations. These conditions impacted financial markets and resulted in high and volatile bond yields on the sovereign debt of many EU nations. The financial stress experienced by the peripheral nations has decreased, and yields on government-issued bonds and their associated volatilities have come off their recent highs. Despite these improving signs and the extraordinary measures taken by the ECB, through the European Financial Stability Facility, worries about sovereign finances and their potential contagion effect over other economies in the region persist.
Risks and ongoing concerns about the debt crisis in Europe could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions. Market and economic disruptions have affected, and may continue to affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. There can be no assurance that the market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not spread, nor can there be any assurance that future assistance packages will be available or, even if provided, will be sufficient to stabilize the affected countries and markets in Europe or elsewhere. To the extent uncertainty regarding the economic recovery continues to negatively impact consumer confidence and consumer credit factors, the Company's business and results of operations could be significantly and adversely affected.
The Company generates approximately 27% of its revenues from Europe. Each of the Company’s segments generate sales from the European marketplace, with the sales activity being somewhat concentrated within France, the Nordic region, Germany and the UK. While the Company believes any downturn in the European marketplace would be offset to some degree by sales growth in emerging markets and relative stability in North America, the Company’s future growth, profitability and financial liquidity could be affected, in several ways, including but not limited to the following:

•	depressed consumer and business confidence may decrease demand for products and services;

•	customers may implement cost-reduction initiatives or delay purchases to address inventory levels;

•	significant declines of foreign currency values in countries where the Company operates could impact both the revenue growth and overall profitability in those geographies;

•	a devaluation of or a break-up of the Euro could have an effect on the credit worthiness (as well as the availability of funds) of customers impacting the collectability of receivables;

•	a devaluation of or break of the Euro could have an adverse effect on the value of financial assets of the Company in the effected countries;

•
the impact of an event (individual country default or break up of the Euro) could have an adverse impact on the global credit markets and global liquidity potentially impacting the Company’s ability to access these credit markets and to raise capital.

The Company is exposed to market risk from changes in foreign currency exchange rates which could negatively impact profitability.
The Company manufactures and sells its products in many countries throughout the world. As a result, there is exposure to foreign currency risk as the Company enters into transactions and makes investments denominated in multiple currencies. The Company’s predominant exposures are in European, Canadian, British, Asian and Latin America currencies, including the Chinese Renminbi ("RMB"). In preparing its financial statements, for foreign operations with functional currencies other than the U.S. dollar, asset and liability accounts are translated at current exchange rates, and income and expenses are translated using weighted-average exchange rates. With respect to the effects on translated earnings, if the U.S. dollar strengthens relative to local currencies, the Company’s earnings could be negatively impacted. In 2012, foreign currency fluctuations negatively impacted revenues by approximately $270 million and diluted earnings per share by approximately $0.10. The translation impact will vary over time and may be more material in the future. Although the Company utilizes risk management tools, including hedging, as it deems appropriate, to mitigate a portion of potential market fluctuations in foreign currencies, there can be no assurance that such measures will result in all market fluctuation exposure being eliminated. The Company does not make a practice of hedging its non-U.S. dollar earnings.

The Company sources many products from China and other Asian low-cost countries for resale in other regions. To the extent the RMB or other currencies appreciate, the Company may experience cost increases on such purchases. The Company may not be successful at implementing customer pricing or other actions in an effort to mitigate the related cost increases and thus its profitability may be adversely impacted.
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
As described in Note H, Long-Term Debt and Financing Arrangements, of the Notes to Consolidated Financial Statements in Item 8, the Company has a committed revolving credit agreement expiring in March 2015 supporting borrowings up to $1.2 billion and a $1.0 billion 364 day committed credit facility expiring in July 2013. No amounts were outstanding against these facilities at December 29, 2012.
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

•
maintenance of a specified financial ratio. The Company has an interest coverage covenant that must be maintained to permit continued access to its committed revolving credit facilities. The interest coverage ratio tested for covenant compliance compares adjusted Earnings Before Interest, Taxes, Depreciation and Amortization to adjusted Interest Expense (“adjusted EBITDA”/”adjusted Interest Expense”); such adjustments to interest or EBITDA include, but are not limited to, removal of non-cash interest expense, certain restructuring and other merger and acquisition-related charges as well as stock-based compensation expense. The ratio required for compliance is 3.5 EBITDA to 1.0 Interest Expense and is computed quarterly, on a rolling twelve months (last twelve months) basis. Under this covenant definition, the interest coverage ratio was approximately 14 times EBITDA or higher in each of the 2012 quarterly measurement periods. Management does not believe it is reasonably likely the Company will breach this covenant. Failure to maintain this ratio could adversely affect further access to liquidity.

Future instruments and agreements governing indebtedness may impose other restrictive conditions or covenants. Such covenants could restrict the Company in the manner in which it conducts business and operations as well as in the pursuit of its growth and repositioning strategies.
The Company is exposed to counterparty risk in its hedging arrangements.
From time to time, the Company enters into arrangements with financial institutions to hedge exposure to fluctuations in currency and interest rates, including forward contracts, options and swap agreements. The failure of one or more counterparties to the Company’s hedging arrangements to fulfill their obligations could adversely affect the Company’s results of operations.
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
In 2012, the Company completed seven smaller acquisitions. In 2011, the Company completed the acquisition of Niscayah and nine smaller acquisitions. In 2010, along with the Merger, the Company completed the acquisition of CRC-Evans, as well as nine smaller acquisitions. Prior to 2010, the Company completed a number of acquisitions, including, but not limited to, GdP, Sonitrol and Xmark in 2008. The Company may make additional acquisitions in the future.
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
Failure to effectively consummate or manage future acquisitions may adversely affect the Company’s existing businesses and harm its operational results due to large write-offs, contingent liabilities, substantial depreciation, adverse tax or other consequences. The Company is still in the process of integrating the businesses and operations of certain smaller acquisitions in 2012. The Company cannot ensure that such integrations will be successfully completed or that all of the planned synergies will be realized.
Expansion of the Company's activity in emerging markets may result in risks due to differences in business practices and cultures.
The Company's growth plans include efforts to increase revenue from emerging markets through both organic sales and acquisitions. Local business practices in these regions may not comply with US laws, local laws or other laws applicable to the Company. When investigating potential acquisitions, the Company seeks to identify historical practices of target companies that would create liability or other exposures for the Company were they to continue post-completion or as a successor to the target. Where such practices are discovered, the Company assesses the risk to determine whether it is prepared to proceed with the transaction. In assessing the risk, the Company looks at, among other factors, the nature of the violation, the potential liability, including any fines or penalties that might be incurred, the ability to avoid, minimize or obtain indemnity for the risks, and the likelihood that the Company would be able to ensure that any such practices are discontinued following completion of the acquisition through implementation of its own policies and procedures. Due diligence and risk assessment are, however, imperfect processes, and it is possible that the Company will not discover problematic practices until after completion, or that the Company will underestimate the risks associated with historical activities. Should that occur, the Company may incur fees, fines, penalties, injury to its reputation or other damage that could negatively impact the Company's earnings.
Sequestration or other actions of the US Government resulting in significant cuts in U.S. government spending could adversely affect the Company's growth initiatives and future results.
The Company's growth initiatives call for increased sales to US Government customers in the Healthcare, Security and Industrial verticals. Should sequestration take effect or other actions be taken that significantly cut US Government spending in those areas, the Company's growth initiatives and future results may be adversely impacted.

A downturn in the U.S. economy could adversely affect the Company's business.
Almost 50% of the Company's 2012 Annual Revenues were from the United States. The Company is targeting a 2-3% increase in organic growth in 2013 and 4-6% organic growth over the long term. Some of this growth will come from the U.S. market. A downturn in the U.S. economy would make it more difficult for the Company to attain these growth objectives, and could adversely impact results.
Income tax payments may ultimately differ from amounts currently recorded by the Company as income tax expense. Future tax law changes may materially increase the Company's prospective income tax expense.

Pursuant to the rules of ASC 740, Accounting for Income Taxes, income tax payments made may differ from the total income tax expense recorded, primarily due to deferred taxes and income tax reserves. The Company is subject to income taxation in the U.S. as well as numerous foreign jurisdictions. Judgment is required in determining the Company's worldwide income tax provision and accordingly there are many transactions and computations for which the final income tax determination is uncertain. The Company is routinely audited by income tax authorities in many tax jurisdictions. Although management believes the recorded tax estimates are reasonable, the ultimate outcome from any audit (or related litigation) could be materially different from amounts reflected in the Company's income tax provisions and accruals. Future settlements of income tax audits may have a material effect on earnings between the period of initial recognition of tax estimates in the financial statements and the point of ultimate tax audit settlement. Additionally, it is possible that future income tax legislation may be enacted that could have a material impact on the Company's worldwide income tax provision beginning with the period that such legislation becomes enacted. Also, while a reduction in statutory rates would result in a favorable impact on future net earnings, it would require an initial write down of any deferred tax assets in the related jurisdiction.
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
As a result of the Merger and other acquisitions, the Company has $7.0 billion of goodwill, $1.6 billion of indefinite-lived trade names and $1.3 billion of definite-lived intangible assets at December 29, 2012. The Company is required to periodically, at least annually, determine if its goodwill or indefinite-lived trade names have become impaired, in which case it would write down the impaired portion of the intangible asset. The definite-lived intangible assets, including customer relationships, are amortized over their estimated useful lives; such assets are also evaluated for impairment when appropriate. Impairment of intangible assets may be triggered by developments outside of the Company’s control, such as worsening economic conditions, technological change, intensified competition or other factors resulting in deleterious consequences.
If the investments in employee benefit plans do not perform as expected, the Company may have to contribute additional amounts to these plans, which would otherwise be available to cover operating expenses or other business purposes.
The Company sponsors pension and other post-retirement defined benefit plans. The Company’s defined benefit plan assets are currently invested in equity securities, government and corporate bonds and other fixed income securities, money market instruments and insurance contracts. The Company’s funding policy is generally to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with applicable law which require, among other things, that the Company make cash contributions to under-funded pension plans. During 2012, the Company made cash contributions to its defined benefit plans of $107 million and it expects to contribute $80 million to its defined benefit plans in 2013.
There can be no assurance that the value of the defined benefit plan assets, or the investment returns on those plan assets, will be sufficient in the future. It is therefore possible that the Company may be required to make higher cash contributions to the plans in future years which would reduce the cash available for other business purposes, and that the Company will have to recognize a significant pension liability adjustment which would decrease the net assets of the Company and result in higher expense in future years. The fair value of these assets at December 29, 2012 was $1.836 billion.
Legal or technological hurdles associated with the expansion of use of RFID and RTLS technologies in Company products could adversely affect the Company's growth initiatives and long term results.
The Company's growth initiatives call for expansions of use of RFID and RTLS technologies both geographically and through incorporation of these technologies into new products. In connection with these activities, the Company may encounter both technological difficulties and legal impediments, including, but not limited to, design requirements, ownership claims and licensing requirements, that could delay or prevent the use of these technologies in certain products and/or in certain geographies. Any such impediments could adversely impact the Company's plans for growth and future results.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of December 29, 2012, the Company and its subsidiaries owned or leased significant facilities used for manufacturing, distribution and sales offices in 20 states and 17 foreign countries. The Company leases its corporate headquarters in New Britain, Connecticut. The Company has 90 other facilities that are larger than 100,000 square feet. These facilities are broken out by segment as follows:

	Owned	Leased	Total
CDIY	28	18	46
Security	11	12	23
Industrial	18	3	21
Total	57	33	90

The combined size of these facilities is approximately 23 million square feet. The buildings are in good condition, suitable for their intended use, adequate to support the Company’s operations, and generally fully utilized.

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

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is listed and traded on the New York Stock Exchange, Inc. (“NYSE”) under the abbreviated ticker symbol “SWK”, and is a component of the Standard & Poor’s (“S&P”) 500 Composite Stock Price Index. The Company’s high and low quarterly stock prices on the NYSE for the years ended December 29, 2012 and December 31, 2011 follow:

	2012			2011
	High	Low	Dividend Per Common Share	High	Low	Dividend Per Common Share
QUARTER:
First	$81.34	$69.89	$0.41	$77.22	$65.50	$0.41
Second	$79.02	$60.61	$0.41	$77.29	$66.72	$0.41
Third	$78.25	$59.25	$0.49	$75.33	$47.83	$0.41
Fourth	$76.49	$66.77	$0.49	$68.50	$48.25	$0.41
Total			$1.80			$1.64
As of February 4, 2013 there were 11,250 holders of record of the Company’s common stock. Information required by Item 201(d) of Regulation S-K concerning securities authorized for issuance under equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K.
The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the three months ended December 29, 2012:

2012	(a) Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Plan or Program	Maximum Number Of Shares That May Yet Be Purchased Under The Program
September 30 – November 3	1,245	$70.56	—	—
November 4 – December 1	234	$68.76	—	—
December 2 – December 29	82,479	$71.25	9,345,794	—
Total	83,958	$71.23	9,345,794	—

(a)
The shares of common stock in this column were deemed surrendered to the Company by participants in various benefit plans of the Company to satisfy the participants’ taxes related to vesting or delivery of time-vesting restricted share units under those plans.

In May 2012, the Company repurchased $200 million, or approximately 2.9 million shares, of its common stock which was executed pursuant to the December 12, 2007 authorization for the repurchase of 10.0 million total shares. On July 13, 2012, the Board of Directors terminated the authorization with respect to future purchases and approved a new repurchase of up to 20 million shares of the Company's common stock. After the approval, 25.6 million shares of common stock remain authorized for repurchase, of which 5.6 million shares are reserved for purchase in connection with the forward share purchase contract entered into in the second quarter of 2011 (as discussed in Note J, Capital Stock, of the Notes to Consolidated Financial Statements in Item 8). The forward share purchase contract obligates the Company to pay $350.0 million, plus an additional amount related to the forward component of the contract, to the financial institution counterparty and take title to the shares not later than August 2013 or earlier at the Company’s option. The Company elected the early payment option and paid $362.7 million to the counterparty in January 2013. The Company may continue to repurchase shares in the open market or through privately negotiated transactions from time to time to the extent management deems warranted based on a number of factors, including the level of acquisition activity, the market price of the Company’s common stock and the current financial condition of the Company. In December 2012, the Company executed an accelerated share repurchase program (ASR) of $850 million, which was funded using proceeds from the sale of HHI. The ASR terms provided for an initial delivery of 80% of the total notional share equivalent at execution, or approximately 9.3 million shares. The final delivery of the remaining shares under the program is expected to be completed by the end of the second quarter of 2013. The total amount of shares to be ultimately delivered, and therefore, the average price paid per share, will be determined at the end of the purchase period based on the volume weighted average price of the Company's stock (inclusive of a VWAP discount) during that period. In the unlikely event the Company is required to deliver value to the financial institutions at the end of the purchase period, the Company, at its option, may elect to settle in shares or cash.
ITEM 6. SELECTED FINANCIAL DATA
The Black & Decker merger and other significant acquisitions made by the Company during the five-year period presented below affect comparability of results. Refer to Note E, Merger and Acquisitions, of the Notes to Consolidated Financial Statements for further information. Additionally, as detailed in Note T, Discontinued Operations, of the Notes to Consolidated Financial Statements, and prior year 10-K filings, the results in 2008 through 2012 were recast for certain discontinued operations for comparability (in millions, except per share amounts):

	2012 (a)	2011 (b)	2010 (c)	2009(d)	2008(e)
Continuing Operations:
Net sales	$10,191	$9,436	$7,497	$3,482	$4,136
Net earnings from continuing operations attributable to common shareowners	$450	$598	$151	$211	$201
Net earnings from discontinued operations	$434	$77	$47	$13	$106
Net earnings attributable to common shareowners	$884	$675	$198	$224	$307
Basic earnings per share:
Continuing operations	$2.75	$3.60	$1.02	$2.64	$2.55
Discontinued operations (f)	$2.66	$0.46	$0.32	$0.17	$1.32
Total basic earnings per share	$5.41	$4.06	$1.34	$2.81	$3.88
Diluted earnings per share:
Continuing operations	$2.70	$3.52	$1.00	$2.62	$2.52
Discontinued operations (f)	$2.61	$0.45	$0.32	$0.17	$1.31
Total diluted earnings per share	$5.30	$3.97	$1.32	$2.79	$3.84
Percent of net sales (Continuing operations):
Cost of sales	63.6%	63.2%	64.1%	59.3%	62.1%
Selling, general and administrative (g)	24.7%	25.2%	26.7%	27.8%	25.1%
Other-net	3.0%	2.7%	2.5%	2.6%	2.4%
Interest, net	1.3%	1.2%	1.3%	1.8%	2.0%
Earnings before income taxes	5.2%	6.9%	2.2%	7.4%	6.5%
Net earnings attributable to common shareowners	4.4%	6.3%	2.0%	6.1%	4.9%
Balance sheet data:
Total assets	$15,844	$15,949	$15,139	$4,769	$4,867
Long-term debt	$3,527	$2,926	$3,018	$1,085	$1,384
Stanley Black & Decker, Inc.’s Shareowners’ Equity	$6,667	$7,004	$7,017	$1,986	$1,706
Ratios:
Total debt to total capital	34.7%	33.0%	32.9%	41.0%	48.6%
Income tax rate — continuing operations	15.0%	7.7%	10.7%	17.8%	24.3%
Common stock data:
Dividends per share	$1.80	$1.64	$1.34	$1.30	$1.26
Equity per share at year-end	$43.19	$42.84	$42.18	$24.68	$21.63
Market price per share — high	$81.34	$77.29	$67.29	$53.13	$52.18
Market price per share — low	$59.25	$47.83	$49.58	$22.75	$24.19
Average shares outstanding (in 000’s):
Basic	163,067	165,832	147,224	79,788	78,897
Diluted	166,701	170,105	150,167	80,396	79,874
Other information:
Average number of employees	45,327	44,309	36,939	17,393	17,862
Shareowners of record at end of year	11,285	11,643	11,964	12,315	12,593

(a)
The Company's 2012 results include $442 million (pretax) of charges related to merger and acquisition-related charges, the charges associated with the $200 million in cost actions implemented in 2012, as well as the charges associated with the extinguishment of debt during the third quarter of 2012. As a result of these charges, net earnings attributable to common shareowners were reduced by $329 million (or $1.97 per diluted shares), Cost of sales as a % of Net sales was 29 basis points higher, Selling, general & administrative as a % of Net sales was 136 basis points higher, Other-net as a % of Net sales was 52 basis points higher, Earnings before income taxes as a % of Net sales was 434 basis points higher, Net earnings attributable to common shareowners as a % of Net sales was 323 basis points lower and Income tax rate — continuing operations ratio was 483 basis points lower. During 2012, the Company recognized an income tax benefit attributable to the settlement of certain tax contingencies of $49 million, or $0.29 per diluted share.

(b)
The Company’s 2011 results include $236 million (pre-tax) of merger and acquisition-related charges incurred in connection with the Black & Decker merger and other acquisition activities, such as Niscayah. These charges include facility closure-related charges, employee related matters, including severance costs, transaction and integration costs. As a result of these charges, net earnings attributable to common shareowners were reduced by $186 million (or $1.09 per diluted shares), Cost of sales as a % of Net sales was 23 basis points higher, Selling, general & administrative as a % of Net sales was 104 basis points lower, Other-net as a % of Net sales was 52 basis points higher, Earnings before income taxes as a % of Net sales was 250 basis points lower, Net earnings attributable to common shareowners as a % of Net sales was 197 basis points lower and Income tax rate — continuing operations ratio was 356 basis points lower. During 2011, the Company recognized an income tax benefit attributable to the settlement of certain tax contingencies of $73 million, or $0.43 per diluted share.

(c)
The Company’s consolidated financial statements include Black & Decker’s results of operations and cash flows from March 13, 2010. The Company’s 2010 results include $478 million (pre-tax) of merger and acquisition-related charges incurred in connection with the Merger. Such charges include amortization of inventory step-up, facility closure-related charges, certain executive compensation and severance costs, transaction and integration costs, partially offset by pension curtailment gains. As a result of these charges, Net earnings attributable to common shareowners were reduced by $380 million, Diluted earnings per share were reduced by $2.53, Cost of sales as a % of Net sales was 195 basis points higher, Selling, general & administrative as a % of Net sales was 109 basis points higher, Other-net as a % of Net sales was 48 basis points higher, Earnings before income taxes as a % of Net sales was 638 basis points lower, Net earnings attributable to common shareowners as a % of Net sales was 507 basis points lower and Income tax rate — continuing operations ratio was 726 basis points lower. In the second quarter of 2010, the Company recognized an income tax benefit attributable to the settlement of certain tax contingencies of $36 million, or $0.21 per diluted share.

(d)
In the second quarter of 2009, the Company recognized a $0.34 per diluted share gain on debt extinguishment from the repurchase of $103.0 million of junior subordinated debt securities. In the fourth quarter of 2009, the Company incurred $18 million in after-tax charges, or $0.22 per diluted share, related to transaction and integration planning costs associated with the Merger.

(e)
In 2008, the Company recognized $61 million, or $0.54 per diluted share, of pre-tax restructuring and asset impairment charges from continuing operations pertaining to cost actions taken in response to weak economic conditions.

(f)
Amounts in 2012 reflect $434.3 million, or $2.61 per diluted share, of earnings related to the HHI divestiture. Total earnings from discontinued operations includes a net gain on sale of $358.9 million. Refer to Note T, Discontinued Operations, of the Notes to Consolidated Financial Statements in Item 8 for further information. Amounts in 2011, 2010 and 2009 reflect $76.2 million (or $0.45 per diluted share), $47.6 million (or $0.32 per diluted share), and $13.6 million (or $0.17 per diluted share), respectively, related to earnings associated with the 2012 HHI divestiture partially offset by the loss on the sale of three businesses during 2011. Amounts in 2008 reflect $104.4 million, or $1.31 per diluted share, of earnings and an after-tax gain for the sale of the CST/berger laser measuring business as well as earnings associated with the 2012 HHI divestiture partially offset by the loss on the sale of three businesses during 2011.

(g)	SG&A is inclusive of the Provision for Doubtful Accounts.

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

•
Pursuing growth on multiple fronts through building existing growth platforms such as security (both convergent and mechanical) and engineered fastening and growing the more nascent stage infrastructure and healthcare platforms;

•	Accelerating progress via SFS.
In 2012, the Company undertook to intensify its focus on organic growth in order to achieve its long-term objective of 4-6% organic growth amidst a global growth environment which may be weaker than normal in the near to medium term. Stanley's strategy involves industry, geographic and customer diversification, in order to pursue sustainable revenue, earnings and cash flow growth. In May 2011, the Company’s GICS code was changed to “Industrials – Capital Goods – Machinery” from “Consumer Discretionary – Consumer Durables – Household Durables” which reflects the evolution of the Company.
Two aspects of the Company’s vision are to be a consolidator within the tool industry and to increase its relative weighting in emerging markets. These objectives have been significantly enhanced by the Merger, which along with the impact from the Company’s diversification strategy has driven continued improvements in financial performance. Sales outside the U.S. represented 52% of total net sales in 2012, up from 29% in 2002. As further illustration of the Company's diversification strategy, 2012 sales to U.S. and international home centers and mass merchants were approximately 24%, including nearly 16% in sales to the Company’s two largest customers, which is down from 25% in 2011, including 17% in sales to the Company's two largest customers. As acquisitions in the various growth platforms (security, engineered fastening, infrastructure and healthcare) are made in future years, the proportion of sales to these valued U.S. and international home centers and mass merchants is expected to continue to decrease although they will remain important and highly valued customers.
Execution of this strategy has entailed approximately $5.3 billion of acquisitions since 2002 (aside from the Merger), several divestitures (including the sale of HHI in December 2012) and increased brand investment, enabled by strong cash flow generation. During the same time period, the Company has returned 70% of free cash flow to its shareowners.
The Company’s long-term financial objectives are:

•	4-6% organic revenue growth; 10-12% total revenue growth;

•	Mid-teens percentage EPS growth;

•	Free cash flow greater than or equal to net income;

•	Return on capital employed (ROCE) or Cash flow return on investment (CFROI) of 12-15%;

•	Continued dividend growth; and

•	Strong investment grade credit rating.
The Company’s long-term capital allocation objectives pertaining to the deployment of free cash flow are:

•	Invest approximately 2/3 in acquisitions; and

•	Return approximately 1/3 to shareowners, as the Company remains committed to continued dividend growth and opportunistic share buy backs.
The following represent recent examples of executing on the Company's strategic objectives:

Pending Acquisition
On July 23, 2012, the Company announced that it had entered into a definitive agreement to acquire Infastech, a global manufacturer and distributor of specialty engineered fastening technology based in Hong Kong, for approximately $850 million. Infastech designs, manufactures and distributes highly engineered fastening technologies and applications for a diverse blue-chip customer base in the industrial, electronics, automotive, construction and aerospace end markets. The acquisition of Infastech is expected to contribute approximately $0.20 to the Company's diluted earnings per share in the first year and $0.35 to diluted earnings per share by Year 3. Infastech will be consolidated into the Company's Engineered Fastening business within the Industrial segment. The transaction is subject to customary closing conditions and is expected to close in the first quarter of 2013.
2012 Acquisitions
In August 2012, the Company acquired Tong Lung Metal Industry ("Tong Lung") for $102.8 million, net of cash acquired, and assumed $20.0 million of short term debt. Tong Lung manufactures and sells commercial and residential locksets. The residential portion of the business is part of the HHI sale and is expected to close no later than April 2013, as discussed below. The commercial portion of Tong Lung is being retained by the Company and is included within the Security segment.
In June 2012, the Company acquired AeroScout for $238.8 million, net of cash acquired. AeroScout is the market leader in Real-Time Location Systems (RTLS) for healthcare and certain industrial markets and is being integrated into the Security and Industrial segments.
In May 2012, the Company acquired Powers Fasteners ("Powers") for $220.5 million, net of cash acquired. Powers is a distributor of several complementary product groups, including: mechanical anchors, adhesive anchoring systems and powered forced-entry systems, such as powder-actuated and gas-fastening systems. Powers is being integrated into the CDIY segment and is expected to increase CDIY's penetration into commercial construction and increase independent channel distribution across the globe.
In January 2012, the Company acquired Lista North America ("Lista") for $89.7 million, net of cash acquired. Lista’s storage and workbench solutions complement the Industrial & Automotive Repair division’s tool, storage, radio frequency identification (“RFID”)-enabled systems, and specialty supply product and service offerings. Lista is being integrated into the Company’s Industrial segment.
HHI and Tong Lung Residential Divestiture
In October 2012, the Company entered into a definitive agreement to sell its Hardware & Home Improvement business ("HHI") to Spectrum Brands Holdings, Inc. ("Spectrum") for approximately $1.4 billion in cash. The purchase and sale agreement stipulates that the sale occur in a First and Second Closing, for approximately $1.3 billion and $100 million, respectively. HHI is a provider of residential locksets, residential builders hardware and plumbing products marketed under the Kwikset, Weiser, Baldwin, Stanley, National and Pfister brands. The majority of the HHI business was part of the Company's Security segment, with the remainder being part of the Company's CDIY segment. Total sales associated with this business were $930.6 million in 2012 and $940.9 million in 2011. The divestiture of the HHI business is part of the continued diversification of the Company's revenue streams and geographic footprint consistent with the Company's strategic framework. The HHI sale also includes the residential portion of the Tong Lung hardware business, which the Company acquired in the third quarter of 2012. The First Closing, which excluded the residential portion of the Tong Lung business, occurred on December 17, 2012. The Second Closing to sell the residential Tong Lung business is expected to occur no later than April 2013. The results for HHI, including the residential portion of Tong Lung, are reported as discontinued operations for all periods presented.
Over fifty percent of the proceeds from this divestiture will be used to repurchase shares and a smaller portion will go towards modest debt reduction, to ensure the Company's leverage ratios remain in its target range. The Company will reinvest the remaining proceeds, together with existing offshore capital, to fund the previously announced Infastech acquisition.
2011 Acquisitions
In September 2011, the Company acquired Niscayah for $984.5 million. Niscayah is one of the largest access control and surveillance solutions providers in Europe. Niscayah's integrated security solutions include video surveillance, access control, intrusion alarms and fire alarm systems, and its offerings include design and installation services, maintenance and repair, and monitoring systems. During the second quarter of 2012, the Company purchased the remaining outstanding shares of Niscayah for $11.3 million, resulting in a total purchase price of $995.8 million. Niscayah has been consolidated into the Company's Security segment.

During 2011, the Company completed nine other acquisitions for a total purchase price of $216.2 million, net of cash acquired. The purchase price allocations for these acquisitions have been completed. There were no significant changes to the purchase price allocations made during 2012.
2011 Divestitures
The Company sold three small businesses during 2011 for total cash proceeds of $27 million. The largest of these businesses was part of the Company’s Industrial segment, with the two smaller businesses being part of the Company’s Security segment. Net sales associated with these businesses were $61 million and $66 million in 2011 and 2010, respectively. These businesses were sold as the related product lines provided limited growth opportunity or were not considered part of the Company’s core offerings. The operating results of these three businesses have been reported as discontinued operations in the Consolidated Statements of Operations for 2011 and 2010.

Refer to Note E, Merger and Acquisitions, and Note T, Discontinued Operations, for further discussion of the Company's acquisitions and divestitures.
Driving Further Profitable Growth Within Existing Platforms
While diversifying the business portfolio through expansion in the Company’s specified growth platforms is important, management recognizes that the branded tool and storage product offerings in the CDIY and Industrial segment businesses are important foundations of the Company that continue to provide strong cash flow and growth prospects. Management is committed to growing these businesses through innovative product development, as evidenced by CDIY's success with the 12-volt and 18/20-volt MAX lithium ion power tool lines marketed under the DEWALT brand and the new Black & Decker Matrix™ and Gyro™ products. Increasing brand support, continued investment in emerging markets and a sharp focus on global cost competitiveness are all expected to foster vitality over the long term. The Company’s IAR business within the Industrial segment continues to reap benefits from its vertical integration of hand and power tools used for industrial and automotive repair purposes as well as advanced industrial storage solutions.
Continuing to Invest in the Stanley Black & Decker Brands
The Company has a strong portfolio of brands associated with high-quality products including Stanley®, FatMax®, DEWALT®, Black & Decker®, Porter-Cable®, Bostitch®, Facom®, Mac®, Proto®, CRC®, Emhart Teknologies™, Vidmar®, and Niscayah®. The Stanley®, Black & Decker® and DEWALT® brands are recognized as three of the world's great brands and are amongst the Company's most valuable assets. Sustained brand support has yielded a steady improvement across the spectrum of legacy Stanley brand awareness measures, notably a climb in unaided Stanley hand tool brand awareness from 27% in 2005 to 47% in 2012. During 2012, Stanley and DEWALT had prominent signage at 11 major league baseball stadiums or 40% of all major league baseball games. The Company is also maintaining long-standing NASCAR racing sponsorships which will provide brand exposure over 36 race weekends in 2013. The Company is in year five of a ten year alliance agreement with the Walt Disney World Resort® whereby Stanley® logos are displayed on construction walls throughout the theme parks and Stanley®, Mac®, Proto®, and Vidmar® brand logos and/or products are featured in various attractions where they will be seen by millions of visitors each year. Additionally, Stanley is “The Official Tool Provider of the Walt Disney World Resort®.” In 2009, the Company also began advertising in the English Premier League, which is the number one soccer league in the world, watched weekly by 650 million people. From the beginning of 2012 through the end of 2013, the Company will advertise in approximately 225 televised events. Starting in 2011, the Company became a sponsor of the Liverpool Football Club and the Fulham Football Club including player rights, hospitality assets and stadium signage. The Company advertises in 60 televised Professional Bull Riders events in the US and Brazil and sponsors five riders. Additionally, the Company sponsors a team and two riders in Moto GP, the world's premiere motorcycle racing series. The Company will continue to allocate its brand and advertising spend wisely generating more than 25 billion brand impressions annually.
The Stanley Fulfillment System (SFS)
SFS employs continuous improvement techniques to streamline operations and drive efficiency throughout the supply chain. SFS has five primary elements that work in concert: sales and operations planning (“S&OP”), operational lean, complexity reduction, global supply management, and order-to-cash excellence. S&OP is a dynamic and continuous unified process that links and balances supply and demand in a manner that produces world-class fill rates while minimizing DSI (Days Sales of Inventory). Operational lean is the systemic application of lean principles in progressive steps throughout the enterprise to optimize flow toward a pre-defined end state by eliminating waste, increasing efficiency and driving value. Complexity reduction is a focused and overt effort to eradicate costly and unnecessary complexity from the Company's products, supply chain and back room process and organizations. Complexity reduction enables all other SFS elements and, when successfully deployed, results in world-class cost, speed of execution and customer satisfaction. Global supply management focuses on strategically leveraging the company’s scale to achieve the best possible price and payment terms with the best possible quality, service and delivery among all categories of spend. Order-to-cash excellence is a methodical, process-based approach that provides a user-friendly, automated and error-proof customer experience from intent-to-purchase to shipping and billing to payment, while minimizing cash collection cycle time and DSO (Days Sales Outstanding). Other benefits of SFS include reductions in lead times, rapid realization of synergies during acquisition integrations, and focus on employee safety. SFS disciplines helped to mitigate the substantial impact of material and energy price inflation that was experienced in recent years.
SFS is instrumental in the reduction of working capital as evidenced by the improvement in working capital turns for legacy Stanley from 4.6 in 2003 to 8.6 at the end of 2009, directly preceding the Merger. Closing out 2010, once blended with the legacy Black & Decker working capital turns of 4.7, working capital turns for the combined company were 5.7. The continued efforts to deploy SFS across the entire Company and increase turns has created significant opportunities to generate incremental free cash flow. Working capital turns have experienced a 32% improvement from 5.7 at the end of 2010 to 7.5 at the end of 2012. Going forward, the Company plans to further leverage SFS to generate ongoing improvements both in the existing business and future acquisitions in working capital turns, cycle times, complexity reduction and customer service levels, with a goal of achieving 10 working capital turns by mid-decade.
Certain Items Impacting Earnings
Merger and Acquisition-Related and Other Charges Impacting 2012, 2011 and 2010 Earnings
Throughout MD&A, the Company has provided a discussion of the outlook and results both inclusive and exclusive of the merger and acquisition-related and other charges. Merger and acquisition-related charges relate primarily to the Black & Decker merger and Niscayah acquisition while other charges relate to the 2012 cost actions and the loss on extinguishment of debt. The amounts and measures, including gross profit and segment profit, on a basis excluding such charges are considered relevant to aid analysis and understanding of the Company’s results aside from the material impact of these charges. In addition, these measures are utilized internally by management to understand business trends, as once the aforementioned anticipated cost synergies from the Black & Decker merger and other acquisitions are realized, such charges are not expected to recur. The merger and acquisition-related and other charges are as follows:
2012
The Company reported $442 million in pre-tax merger and acquisition-related and other charges during 2012, which were comprised of the following:

•	$30 million reducing Gross profit primarily pertaining to facility closure-related charges;

•	$138 million in Selling, general & administrative expenses primarily for integration-related administrative costs and consulting fees, as well as employee related matters;

•	$99 million in Other-net primarily related to transaction costs and the $45 million loss on the extinguishment of $900 million of debt in the third quarter of 2012; and

•	$175 million in Restructuring charges, which primarily represent Niscayah-related restructuring charges and cost containment actions associated with the severance of employees.
The tax effect on the above charges, some of which were not tax deductible, in 2012 was $113 million, resulting in an after-tax charge of $329 million, or $1.97 per diluted share.
2011
The Company reported $236 million in pre-tax charges during 2011 pertaining to the Merger and other acquisition activities, which were comprised of the following:

•	$21 million reducing Gross profit primarily pertaining to facility closure-related charges;

•	$99 million in Selling, general & administrative expenses primarily for integration-related administrative costs and consulting fees, as well as employee related matters;

•	$49 million in Other-net predominantly for transaction costs; and

•	$67 million in Restructuring charges primarily for severance and the planned closures of facilities.
The tax effect on the above charges, some of which were not tax deductible, in 2011 was $50 million, resulting in an after-tax charge of $186 million, or $1.09 per diluted share.

2010
The Company reported $478 million in pre-tax charges in 2010, pertaining to the Merger and other acquisition activities, which were comprised of the following:

•
$146 million in Cost of sales related primarily to inventory step-up amortization stemming from the initial turn of the Black & Decker and CRC-Evans acquired inventories, which were written-up in purchase accounting to fair value, by $142 million. Additionally, Cost of sales includes $4 million of facility closure-related charges;

•	$82 million in Selling, general & administrative expenses for certain executive and merger-related compensation costs and integration-related consulting fees;

•	$36 million in Other-net for transaction costs, inclusive of $20 million of pension curtailment gains; and

•
$214 million in Restructuring and asset impairment charges primarily for severance (including costs for certain Black & Decker executives triggered by the change in control), as well as charges associated with the closure of facilities.

The tax effect on the above charges during 2010, some of which were not tax deductible, was $98 million, resulting in after-tax merger and acquisition-related charges of $380 million, or $2.53 per diluted share.
Outlook for 2013
This outlook discussion is intended to provide broad insight into the Company’s near-term earnings and cash flow generation prospects. The Company expects diluted earnings per share to approximate $4.62 to $4.87 in 2013, inclusive of $125 million of merger and acquisition-related charges, net of tax, which includes $30 million for the Infastech acquisition. Excluding such charges, 2013 earnings per dilutive share is expected to be in the range of $5.40 to $5.65. The Company expects free cash flow, excluding merger & acquisition-related charges and payments, to approximate $1.0 billion. The 2013 outlook assumes that organic net sales will increase 2-3% from 2012 driving $0.00 to $0.15 of diluted earnings per share accretion. The core business is expected to grow 1% - 2% driving $0.15 to $0.30 of diluted earnings per share and organic growth initiatives are expected to yield 1% growth but will be approximately $0.15 dilutive to earnings per share. The Company expects to realize final cost synergies in 2013 related to the Black & Decker merger and Niscayah acquisition of $50 million and $35 million, respectively, which together should drive approximately $0.40 of EPS. The Infastech acquisition is expected to add $0.20 of EPS accretion in 2013. The share repurchases enacted in 2012 with $850 million of the proceeds from the HHI sale should yield an incremental $0.37 of EPS. Cost containment actions taken in 2012 will have a positive carryover impact of approximately $0.15 of diluted EPS. An increase in tax rates and Interest/Other-net combined is expected to drive headwinds of approximately $0.30 to $0.40 of diluted EPS.
As mentioned previously, the Company has decided to intensify its focus on increasing organic growth, concentrated in six major areas during the next few years: (1) increase presence in emerging markets in the Power Tools, Hand Tools and Commercial Hardware mid-price point categories, (2) create a "smart" tools and storage market using radio frequency identification ("RFID") and real-time locating system ("RTLS") technology, (3) leverage the AeroScout RTLS capability into the electronic security market including the acute care vertical within the Company's Healthcare business, (4) expand the Company's market penetration with U.S. government customers in the Healthcare, Security, and Industrial verticals, (5) offshore oil and gas pipeline service revenue in the Company's CRC-Evan's business, and (6) continue to identify and realize revenue synergies associated with the Black & Decker Merger. Over the next three years the Company will invest approximately $150 million ($100 million of recurring operating expense and $50 million of capital) to support these initiatives. The Company expects that investment and achievement in these growth areas will generate approximately $850 million of incremental revenue over the same three year period and should increase its organic growth rate commensurately.
RESULTS OF OPERATIONS
Below is a summary of the Company’s operating results at the consolidated level, followed by an overview of business segment performance.
Terminology: The terms “organic” and “core” are utilized to describe results aside from the impact of acquisitions during their initial 12 months of ownership. This ensures appropriate comparability to operating results of prior periods. The Company has included information as if the Black & Decker merger had occurred on January 3, 2010 for the year ended January 1, 2011 (“pro forma” information). This “pro forma” analysis is provided to aid understanding of the 2011 and 2010 trends since the Merger occurred March 12, 2010.
Net Sales: Net sales were $10.191 billion in 2012, up 8% compared to $9.436 billion in 2011. Organic sales volume provided a 2% increase in net sales and the impact of acquisitions provided an additional 8% increase, while unfavorable effects of foreign currency translation resulted in a decrease of 2% to net sales. The CDIY segment grew 5% organically in comparison to 2011, which was driven by successful new products and market share gains under the DEWALT and Black & Decker brands. In the

Industrial segment, organic sales grew 1% relative to 2011 due to strong organic growth in the Engineered Fastening business, which was partially offset by IAR exposure to weakening European markets and declines in the Infrastructure business due to lagging results in the onshore pipeline business. Organic net sales in the Security segment declined 4% compared to 2011, which was attributable to a difficult European market impacting the CSS business and weakness within the MAS business in the U.S. tied to slow commercial construction as well as soft National Account spending.
Net sales were $9.436 billion in 2011, as compared to $7.497 billion in 2010, a 26% increase. Organic sales volume provided a 6% increase in net sales, the impact of a full year of results from the Black & Decker merger provided an 10% increase to sales, the impact of other acquisitions (primarily Niscayah and CRC-Evans), provided an additional 8% increase in net sales while the favorable effects of foreign currency translations in all regions, but most significantly in Europe and Asia, contributed an additional 2% to net sales. The primary drivers of the organic volume growth continue to be new product introductions resulting in market share gains and continued high growth rates in emerging markets, inclusive of continued revenue synergy realizations from the Black & Decker merger. Organic sales volume increased 5% in CDIY, 10% in Industrial and 2% in Security. CDIY's organic volume growth was primarily driven by strength in professional power tools via new product introductions and increased promotional activity on older generation products. This growth was offset by lower sales volume in hand tools and fastening largely due to soft end markets in the retail channels and lower sales of outdoor products in the first half of the year due to inclement weather in North America. Organic sales volume growth in the Industrial segment was strong in each major business component and in most geographic regions due primarily to the success of new products and increased market share gains. Within the Security segment, limited overall organic sales growth reflects 6% organic sales growth from healthcare solutions due to strong sales in the patient security and radio frequency identification (“RFID”)-enabled systems, offset by lower CSS installation revenues. On a pro forma basis, net sales increased 14%, with acquisitions accounting for 7% of the increase, organic growth providing 5% of the increase and 2% reflecting the benefit of foreign currency translation.
Gross Profit: The Company reported gross profit of $3.705 billion, or 36.4% of net sales, in 2012 compared to $3.468 billion, or 36.8% of net sales, in 2011. Merger and acquisition-related charges, which reduced gross profit, were approximately $30 million in 2012 compared to $21 million in 2011. Excluding these charges, gross profit was 36.6% of net sales in 2012 and 37.0% of net sales in 2011. The decrease in the profit rate year over year was primarily due to negative mix driven by higher revenues in CDIY, which has lower profit margins than Security and Industrial. These factors outweighed the positive impacts from productivity projects and margin improvement initiatives.
The Company reported gross profit of $3.468 billion, or 36.8% of net sales, in 2011 compared to $2.690 billion, or 35.9% of net sales, in 2010. The inclusion of a full year of Black & Decker as well as acquisition activity (specifically Niscayah and CRC-Evans) were the main drivers behind the overall increase in gross profit. Further, gross profit was negatively impacted by $21 million of merger and acquisition-related charges in 2011 related largely to facility closures and $146 million in 2010, pertaining to the inventory step-up amortization from the initial turn of Black & Decker and CRC-Evan's inventories and facility closure costs. The gross profit rates excluding these charges were 37.0% in 2011 as compared to 37.8% of net sales in 2010. The lower gross profit margin rate in 2011, excluding merger and acquisition-related charges, is primarily due to the effect of commodity inflation, and CDIY promotional discounting on older generation products, all of which combined, outweighed the positive impacts of organic volume-related increases, price increases in response to commodity inflation, cost synergies and productivity initiatives.
SG&A Expense: Selling, general and administrative expenses, inclusive of the provision for doubtful accounts (“SG&A”), were $2.520 billion, or 24.7% of net sales, in 2012 as compared $2.381 billion, or 25.2% of net sales, in 2011. Within SG&A, merger and acquisition-related compensation costs and integration-related expenses totaled $138.4 million and $98.3 million in 2012 and 2011, respectively. Excluding these charges, SG&A was 23.4% of net sales in 2012 compared to 24.2% of net sales in 2011. The favorable SG&A rate is mainly driven by sales volume leverage, cost synergies and continued cost containment efforts.
SG&A expenses were $2.381 billion, or 25.2% of net sales, in 2011 as compared with $2.004 billion, or 26.6% of net sales in 2010. Merger and acquisition-related charges totaled $98.3 million in 2011 and $82.2 million in 2010 for certain executive and merger-related compensation costs and integration-related consulting fees. Excluding merger and acquisition-related charges, SG&A was 24.2% of net sales in 2011 compared with 25.6% of net sales in the prior year. The favorable SG&A rate primarily reflects sales volume leverage and cost synergies partially offset by the impact of acquisitions. On a pro forma basis, including merger and acquisition-related charges, SG&A expense was $2.136 billion, or 26.5% of net sales, in 2010.
Distribution center costs (i.e. warehousing and fulfillment facility and associated labor costs) are classified within SG&A. This classification may differ from other companies who may report such expenses within cost of sales. Due to diversity in practice, to the extent the classification of these distribution costs differs from other companies, the Company’s gross margins may not be comparable. Such distribution costs classified in SG&A amounted to $205 million in 2012 and 2011 and $188 million in

2010. The increase from 2010 to 2011 is primarily attributable to the inclusion of the full year of Black & Decker results, as well as higher sales volume.
Corporate Overhead: The corporate overhead element of SG&A and gross profit, which is not allocated to the business segments, amounted to $252 million in 2012 and $245 million in 2011 and 2010. The previously discussed merger and acquisition-related charges, that unfavorably impacted corporate overhead, totaled $77 million in 2012, $75 million in 2011 and $81 million in 2010. Corporate overhead, excluding merger and acquisition-related costs, represented 1.7%, 1.8% and 2.2% of net sales in 2012, 2011 and 2010, respectively.
Other-net: Other-net totaled $301.9 million of expense in 2012 compared to $255.7 million million of expense in 2011. The increase primarily pertains to higher amortization expense from intangible assets associated with the Niscayah acquisition and other 2012 acquisitions, defined benefit pension settlements, and unfavorable impacts of foreign currency.
Other-net amounted to $255.7 million of expense in 2011 compared to $184.9 million of expense in 2010. The increase primarily pertains to higher amortization expense from intangible assets associated with acquisitions, $13 million of incremental merger and acquisitions-related charges, and the impact of defined benefit plan curtailment gains of $20 million in 2010.
Loss on Debt Extinguishment: During the third quarter of 2012, the Company repurchased $900 million of its senior notes and recognized a $45 million pre-tax loss on extinguishment.

Interest, net: Net interest expense in 2012 was $134.1 million compared to $113.9 million in 2011 and $101.1 million in 2010. The increase in net interest expense in 2012 versus 2011 mainly relates to lower interest income stemming from lower cash balances. The increase in 2011 versus 2010 mainly relates to the incremental interest costs associated with the debt issuances that occurred in the second half of 2010, partially offset by higher interest income.

Income Taxes: The Company's effective tax rate was 14.9% in 2012, 7.7% in 2011 and 10.7% in 2010. The effective tax rate in 2012 differed from the US statutory rate primarily due to the distribution of domestic and foreign earnings and the inclusion of $48.9 million in benefits from a favorable settlement of certain tax contingencies. The effective tax rate in 2011 differed from the US statutory rate primarily due to the inclusion of $73 million of benefits from a favorable settlement of certain tax contingencies, benefits resulting from foreign tax credits, and the distribution of domestic and foreign earnings. The effective rate differed from the US statutory rate in 2010 primarily due to the inclusion of approximately $36 million of benefits attributable to the favorable settlement of certain tax contingencies, partially offset by various non-deductible transaction costs and other restructuring costs associated with the Merger.

Business Segment Results
The Company’s reportable segments are aggregations of businesses that have similar products, services and end markets, among other factors. The Company utilizes segment profit (which is defined as net sales minus cost of sales and SG&A aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, Other-net (inclusive of intangible asset amortization expense), loss on debt extinguishment, restructuring charges, interest income, interest expense, and income tax expense. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and the expense pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Refer to Note O, Restructuring and Asset Impairments, and Note F, Goodwill and Intangible Assets, of the Notes to Consolidated Financial Statements for the amount of restructuring charges and asset impairments, and intangibles amortization expense, respectively, attributable to each segment. As discussed previously, the Company’s operations are classified into three business segments: CDIY, Security, and Industrial.
CDIY:
The CDIY segment is comprised of the Professional Power Tool and Accessories business, the Consumer Power Tool business and the Hand Tools, Fasteners & Storage business. The Professional Power Tool and Accessories business sells professional grade corded and cordless electric power tools and equipment including drills, impact wrenches and drivers, grinders, saws, routers and sanders. The Consumer Power Tool business sells corded and cordless electric power tools, lawn and garden products and home products. The Hand Tools, Fasteners & Storage business sells measuring and leveling tools, planes, hammers, demolition tools, knives, saws and chisels. Fastening products include pneumatic tools and fasteners including nail guns, nails, staplers and staples. Storage products include tool boxes, sawhorses and storage units.

(Millions of Dollars)	2012	2011	2010
Net sales	$5,194	$5,008	$4,148
Segment profit	$721	$635	$423
% of Net sales	13.9%	12.7%	10.2%
CDIY net sales increased $186.1 million, or 4%, in 2012 compared with 2011. CDIY grew 5% organically in 2012 largely due to market share gains and successful new products such as the 18/20V DEWALT lithium ion power tools, the DEWALT brushless power tool line as well as the Black & Decker Gyro and Matrix tools. Despite a retracting market in Europe, revenues were flat in the region due to successful market share gains in the U.K., primarily within the DEWALT product lines. Elsewhere, revenue synergies helped drive 16% organic growth in Latin America while traction through select eCommerce, home center and independent channel customers aided in the 5% organic growth in North America. Acquisitions contributed an additional 2% of sales growth, which was offset by a 3% decline due to unfavorable changes in foreign currency translation.

Segment profit amounted to $720.7 million, or 13.9% of net sales, in 2012 compared to $634.8 million or 12.7% of net sales in 2011. Excluding $41.7 million in merger and acquisition-related charges, segment profit totaled $762.4 million, or 14.7% of net sales in 2012 compared to $654.6, or 13.1% of net sales, in 2011 (excluding $19.8 million in merger and acquisition-related charges). The increase in segment profit year over year resulted primarily from cost synergies and volume leverage.
CDIY net sales increased $860.0 million, or 21%, in 2011 compared with 2010. The inclusion of a full year of Black & Decker results generated 14% of the increase, unit volume sales growth contributed 5% and favorable foreign currency translation contributed 2% to the sales increase. The segment unit volume increase was a function of growth in the Americas, Asia and emerging markets since 2010. Organic sales growth was primarily due to approximately 13% of incremental growth in the professional power tools and accessories business driven by the success of the 18-volt and 20-volt MAX lithium ion product lines launched in 2011, in addition to the continued strength of the 12-volt lithium ion power tool products launched in 2010, all three of which are marketed under the DEWALT, Porter Cable, and Black & Decker brands. Other contributing factors include a continued focus on Black & Decker merger related revenue synergies, increases in sales of the DEWALT hand tool line which began shipping to distributors in June of 2011 and select promotional activity for older product lines, primarily Ni-Cad.

Segment profit increased $212.2 million from 2010, inclusive of $19.8 million in merger and acquisition-related charges. Excluding those charges, 2011 segment profit was $654.6 million, or 13.1% of net sales, which compares to 2010 segment profit excluding merger and acquisition-related charges of $542.8 million, or a consistent segment profit rate of 13.1%. Aside from the impact of merger and acquisition-related charges declining by $100 million, segment profit increased in 2011 due to the favorable impact of cost synergies, higher sales volume and continued growth in Latin America. CDIY segment profits in 2011 also reflect the unfavorable impact of unrecovered commodity cost inflation, and the impact of promotional spending associated with older generation products (which offset other product list price increases).
Security:
The Security segment is comprised of the Convergent Security Solutions ("CSS") and Mechanical Access Solutions ("MAS") businesses. The CSS business designs, supplies and installs electronic security systems and provides electronic security services, including alarm monitoring, video surveillance, fire alarm monitoring, systems integration and system maintenance. Purchasers of these systems typically contract for ongoing security systems monitoring and maintenance at the time of initial equipment installation. The CSS business also includes healthcare solutions, which markets medical carts and cabinets, asset tracking solutions, infant protection, pediatric protection, patient protection, wander management, fall management, and emergency call products. The MAS business sells automatic doors, commercial hardware, locking mechanisms, electronic keyless entry systems, keying systems, tubular and mortise door locksets.

(Millions of Dollars)	2012	2011	2010
Net sales	$2,429	$1,927	$1,458
Segment profit	$306	$297	$253
% of Net sales	12.6%	15.4%	17.4%
Security net sales increased $502.4 million, or 26%, in 2012. The impact of acquisitions, principally Niscayah which was acquired in September 2011, increased sales by 31%. Unfavorable foreign currency translation reduced net sales by 1% and organic revenue declined 4% as volume decreases were partially offset by pricing increases. From a geographical standpoint, volume declines in Europe and the U.S. more than offset organic growth in Canada and emerging markets. As expected, European volume declines within the CSS business more than offset modest growth in North America. The commercial lock business continued to be affected by weakness in the U.S. retrofit market while the Access Technologies business experienced similar challenges due to reductions in capital spend by its largest customer. Healthcare organic revenue declined due to lower hospital capital expenditures.
Segment profit amounted to $305.6 million, or 12.6% of net sales, in 2012 compared to $297.1 million, or 15.4% of net sales, in 2011. Excluding merger and acquisition-related charges of $41.3 million, segment profit was $346.9 million, or 14.3% of net sales, in 2012 compared to $312.4 million, or 16.2% of net sales, in 2011 (excluding $15.3 million in merger and acquisition-related charges). The year over year decline in margin is primarily driven by lower margins for Niscayah as the Company continues to integrate this business, as well as absorption pressure from volume declines in Europe, which were partially offset by cost containment actions in 2012. Further, upon the exclusion of Niscayah's impact on 2012, in addition to merger and acquisition-related charges, segment profit was 15.4% of net sales in 2012.
Security segment sales increased 32% in 2011. The impact of acquisitions, principally Niscayah and Infologix, provided 28% of the sales increase, organic sales growth was 2% and favorable foreign currency translation resulted in a 2% increase. More specifically, CSS organic sales increased 4%, which was largely attributed to installation and recurring monthly revenue growth in the U.S., France and the U.K. Healthcare operations achieved 6% in organic sales growth due to both patient security and RFID-enabled storage systems. Mechanical access solutions organic sales were flat due primarily to success in the commercial hardware business, offset by lower sales in the Access Technologies business resulting primarily from remodeling deferrals at its largest customer.
Segment profit in 2011 increased $44.2 million from 2010 and includes $15.3 million of merger and acquisition-related charges. The impact from acquisitions (primarily Niscayah and Infologix) was the primary driver of the increase in segment profit. Excluding merger and acquisition-related charges, segment profit was $312.4 million, or 16.2% of net sales in 2011, which compares with $252.9 million, or 17.3% of net sales in 2010 (there were no merger and acquisition-related charges related to the Security segment in 2010). Further, upon the exclusion of Niscayah’s impact on 2011, in addition to merger and acquisition-related charges, segment profit was 17.6% of net sales in 2011. The decline in the segment profit rate excluding merger and acquisition related charges is due to both unrecovered cost inflation and the temporary dilutive effect on the segment profit rate from 2011 acquisitions.
Industrial:
The Industrial segment is comprised of the Industrial and Automotive Repair ("IAR"), Engineered Fastening and Infrastructure businesses. The IAR business sells hand tools, power tools, and engineered storage solution products. The Engineered Fastening business primarily sells engineered fasteners designed for specific industrial applications. These product lines include stud welding systems, blind rivets and tools, blind inserts and tools, drawn arc weld studs, engineered plastic fasteners, self-piercing riveting systems and precision nut running systems. The Infrastructure business consists of CRC-Evans, acquired in 2010, and the Hydraulics business. The product lines within the Infrastructure business include custom pipe handling machinery, joint welding and coating machinery, weld inspection services and hydraulic tools, attachments and accessories.

(Millions of Dollars)	2012	2011	2010
Net sales	$2,568	$2,501	$1,892
Segment profit	$410	$401	$256
% of Net sales	16.0%	16.0%	13.5%
Industrial net sales increased $66.5 million, or 3%, in 2012 compared with 2011. Organic sales increased 1% and the impact of acquisitions contributed 4%, both of which were partially offset by unfavorable foreign currency translation of 2%. The increase in organic sales is primarily attributed to strong results in the Engineered Fastening business, which grew 9% organically, far outpacing global light vehicle production which rose 5%. This solid performance was mostly offset by organic sales declines in European end markets in IAR, weak large diameter onshore pipeline markets which affected the Oil & Gas/CRC-Evans business, and depressed scrap metal prices, which negatively impacted the Hydraulics business.

Segment profit increased $9.5 million and reflects $7.9 million of merger and acquisition-related charges. Excluding these charges, segment profit was $418.1 million, or 16.3% of net sales, in 2012 compared to $410.1 million (excluding merger and acquisition-related charges of $9.4 million), or 16.4% of net sales, in 2011. The profit rate remained consistent, attributable to sales volume leverage within Engineered Fastening and the success of cost containment measures offset by the impacts of volume reductions in the IAR and Infrastructure businesses.
Industrial segment net sales rose 32% in 2011 compared with 2010. The impact of the Black & Decker merger and other acquisitions (primarily CRC-Evans) provided a 19% increase in net sales, organic growth provided an additional 10% and favorable foreign currency contributed 3% for 2011. The Engineered Fastening business had 13% organic growth through gains in market share, specifically in North America and Europe, as well as expansion into new automotive platforms and growth within the commercial aerospace market. The Industrial and Automotive Repair business achieved 11% organic growth due to market demand, new products, strong hand tool sales within the North American industrial distribution channel, and continued growth in the Mac Tools mobile distribution channel. Geographically, the Industrial segment achieved organic growth in North America, primarily driven by the Industrial and Automotive Repair and hydraulic tools businesses, in Europe, primarily from Engineered Fastening, and in the emerging markets, mostly from Industrial and Automotive Repair. On a pro forma basis, the Industrial segment net sales increased 21%, with the acquisition impact, primarily from CRC-Evans, accounting for 8% of the increase, organic growth providing 10% of the increase, along with a 3% benefit from foreign currency translation.

Segment profit increased $145.2 million and reflects $9.4 million of merger and acquisition-related charges. Excluding the merger and acquisition-related charges, segment profit is $410.1 million, or 16.4% of net sales in 2011, which compares with $282.0 million (excluding merger and acquisition-related charges of $27 million), or 14.9% of net sales, in the corresponding 2010 period. The strong improvement in segment profit and the profit rate is primarily attributable to sales volume leverage, cost synergies, successful pricing actions and overall strong market conditions in the Industrial segment.
RESTRUCTURING ACTIVITIES
A summary of the restructuring reserve activity from December 31, 2011 to December 29, 2012 is as follows (in millions):

	12/31/2011	Acquisitions	Net Additions	Usage	Currency	12/29/2012
2012 Actions
Severance and related costs	$—	$—	$144.1	$(68.2)	$2.2	$78.1
Asset impairments	—	—	13.3	(13.3)	—	—
Facility closure	—	—	16.3	(8.1)	—	8.2
Subtotal 2012 actions	—	—	173.7	(89.6)	2.2	86.3
Pre-2012 Actions
Severance and related costs	66.5	—	(0.9)	(31.9)	0.3	34.0
Facility closure	3.5	—	2.3	(0.9)	—	4.9
Subtotal Pre-2012 actions	70.0	—	1.4	(32.8)	0.3	38.9
Total	$70.0	$—	$175.1	$(122.4)	$2.5	$125.2
2012 Actions: During 2012, the Company continued with restructuring activities associated with the Black & Decker merger, Niscayah and other acquisitions, and recognized $61.2 million of restructuring charges related to activities initiated in the current year. Of those charges, $39.5 million relates to severance charges associated with the reduction of approximately 500 employees, $10.9 million relates to facility closure costs, and $10.8 million relates to asset impairment charges.
In addition, the Company has initiated cost reduction actions in 2012 that were not associated with any merger or acquisition activities, resulting in severance charges of $104.6 million pertaining to the reduction of approximately 1,600 employees, $5.4 million of facility closure costs, and $2.5 million of asset impairment charges.
Of the $86.3 million reserves remaining as of December 29, 2012, the majority are expected to be utilized by the end of 2013.
Pre-2012 Actions: In 2012, the Company released $0.9 million of the severance reserve related to remaining liabilities for prior year initiatives. The Company also recorded $2.3 million of facility closure costs in 2012 associated with prior year initiatives.
The vast majority of the remaining reserve balance of $38.9 million relating to pre-2012 actions is expected to be utilized in the first half of 2013.
Segments: The $175.1 million of charges recognized in 2012 includes: $33.0 million pertaining to the CDIY segment; $43.6 million pertaining to the Security segment; $94.4 million pertaining to the Industrial segment; and $2.9 million pertaining to Corporate charges.
In addition to the restructuring charges described in the preceding paragraphs, the Company recognized $168.3 million and $119.7 million of restructuring-related costs in 2012 and 2011, respectively, pertaining to the Merger and acquisition related activity. All of these charges impact gross profit or selling, general and administrative expenses, and include accelerated depreciation and other charges associated with facility closures as well as certain integration-related administration and consulting costs.

FINANCIAL CONDITION
Liquidity, Sources and Uses of Capital: The Company’s primary sources of liquidity are cash flows generated from operations and available lines of credit under various credit facilities. The Company's cash flows are presented on a consolidated basis and include cash flows from discontinued operations.
Operating Activities: Cash flows from operations were $966 million in 2012 compared to $999 million in 2011, representing a $33 million decrease. Operating cash flows were negatively impacted by merger and acquisition-related charges and payments of $357 million in 2012 and $218 million in 2011. Excluding these charges, cash flows from operations were $1.323 billion and $1.217 billion in 2012 and 2011, respectively. Inflows from working capital (accounts receivable, inventory, accounts payable and deferred revenue) were $48 million in 2012, compared with inflows of $170 million in 2011. The 2012 inflows were primarily driven by higher payable balances due to an extension of payment terms, partially offset by higher receivables balances due to the timing of cash payments from customers as a result of the Company's fiscal year-end differing from the calendar year-end as well as inventory reductions associated with improved 2012 sales volume. As previously discussed, working capital turns improved to 7.5 times at December 29, 2012, as compared to 7.2 times for 2011, which reflects process-driven improvements from SFS.
In 2011, cash flow from operations was $999 million, a $260 million increase compared to $739 million million in 2010. Cash flows from operations was negatively impacted by merger and acquisition-related charges and payments of $218 million and $382 million in 2011 and 2010, respectively. After adjusting for the impact of the decrease in these charges and payments, cash flows from operations improved in 2011 by a net amount of $312 million due to an increase in earnings. Operating cash flows reflected a continued focus on working capital, resulting in $134 million of inflows in 2011 and $135 million of inflows in 2010. Working capital turns improved to 7.0 times (excluding Niscayah) at December 31, 2011, as compared to 5.7 times for 2010 (5.9 times excluding HHI), which reflected improvements in both days outstanding of accounts receivable and accounts payable, while inventory turns remained consistent. The improvement in overall working capital turns reflected the process-driven improvements from SFS.
Free Cash Flow: Management considers free cash flow an important indicator of its liquidity, as well as its ability to fund future growth and provide dividends to shareowners. As previously discussed, operating cash flow was affected by $357 million and $218 million of merger and acquisition-related charges and payments in 2012 and 2011, respectively. Additionally, capitalized expenditures included $122 million and $89 million of merger and integration spending in 2012 and 2011, respectively. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

(Millions of Dollars)	2012	2011	2010
Net cash provided by operating activities	$966	$999	$739
Less: capital expenditures	(386)	(302)	(186)
Free cash flow	$580	$697	$553
When merger and acquisition-related charges and payments, along with capital expenditures related to merger and acquisition activity, are added back to the Company’s free cash flow, the resulting amounts are $1,059 million in 2012 and $1,004 million in 2011. The Company expects free cash flow, excluding merger & acquisition-related charges and payments, to approximate $1.0 billion in 2013.
Based on its ability to generate cash flow from operations as well as its strong balance sheet and credit position at December 29, 2012, the Company believes over the long term it has the financial flexibility to deploy capital to its shareowners’ advantage through a combination of acquisitions, dividends, and potential future share repurchases.
Investing Activities: Cash flows provided by investing activities were $182.7 million in 2012 compared to cash flows used by investing activities of $1.464 billion in 2011 and cash flows provided by $269.6 million in 2010. The cash inflow in 2012 was driven by the net proceeds received from the sale of HHI of $1.3 billion, as previously discussed. Acquisition spending in 2012 totaled $707.3 million, which included the purchase of Powers, AeroScout, Tong Lung, Lista, and the remaining outstanding shares of Niscayah. Cash outflows for business acquisitions were $1.180 billion in 2011, which was largely a result of the Company's acquisition of Niscayah, and $550 million in 2010, which mainly related to the acquisition of CRC-Evans within the Industrial segment, and Stanley Solutions de Sécurité (SSDS) and GMT within the Security segment. The cash flow provided by investing activities in 2010 also includes $949 million of cash acquired as part of the Merger.
Capital and software expenditures were $386.0 million in 2012, $302.1 million in 2011, and $185.5 million in 2010. The increase in capital expenditures in 2012 was mainly due to several consolidations of distribution centers as well as minor facility improvements. The capital expenditures in 2011 included $89 million of Merger and integration related capital expenditures, which drove most of the increase from 2010.
Net financial instrument investing inflows were $6 million in 2012, compared to outflows of $39 million in 2011 and inflows of $45 million in 2010, pertaining to net investment hedge activity and $30 million of interest rate swap terminations in 2010 following the Merger.
Financing Activities: Cash flow used by financing activities was $1.337 billion in 2012 and $371.8 million in 2011, compared to cash flows provided by financing activities of $313.6 million in 2010.
Payments on long-term debt totaled $1.422 billion, $403.2 million and $515.8 million in 2012, 2011 and 2010, respectively. The 2012 payments primarily relate to the repurchase of three debt instruments with total outstanding principal of $900 million, which resulted in the Company paying a premium on the debt extinguishment of $91 million. The Company also repaid $320 million of its Convertible Notes at maturity, in cash, during the second quarter of 2012. The 2011 repayments pertain to $400 million of term notes that matured in June 2011. The 2010 repayments primarily relate to the maturing of the $200 million term notes and the $313 million of payments associated with the remarketing of the Convertible Notes. Net repayments of short-term borrowings totaled $19.1 million, $199.4 million and $263.6 million in 2012, 2011 and 2010, respectively.
Proceeds from issuances of long-term debt totaled $1.524 billion, $421.0 million and $1.009 billion in 2012, 2011 and 2010, respectively. In November 2012, the Company issued $800 million of senior unsecured term notes with a fixed annual rate of 2.90% and received $793.9 million of net proceeds. The Company also issued $750.0 million of junior subordinated debentures in the third quarter of 2012 and received $729.4 million of net proceeds. In November 2011, the Company issued $400 million of senior unsecured term notes with a 3.40% fixed coupon rate and received $399.6 million in proceeds. The Company used these proceeds to pay down commercial paper. In 2010, the Company received debt proceeds of $396.2 million relating to the $400 million in senior unsecured term bonds with a 5.20% fixed coupon rate. In connection with this debt offering, the Company paid $48 million for the termination of two forward starting floating-to-fixed interest rate swaps. In 2010, the Company also completed a security offering of Convertible Preferred Units, which consisted of $632.5 million of eight-year junior subordinated notes bearing interest at an initial fixed rate of 4.25% per annum and $632.5 million of five-year forward Purchase Contracts that obligate investors to purchase 6,325,000 shares of the Company’s 4.75% Series B Convertible Preferred Stock for a price of $100 per share on November 17, 2015. Simultaneous with this offering, the Company entered into capped call transactions (equity options) and paid a total premium of $50.3 million. Refer to Note H, Long-Term Debt and Financing Arrangements, further information regarding the Company's financing arrangements.
In 2012, the Company purchased from certain financial institutions over the counter “out-of-the-money” capped call options, subject to adjustments for standard anti-dilution provisions, on 10,094,144 shares of its common stock for an aggregate premium of $29.5 million, or an average of $2.92 per share. The purpose of the capped call options is to reduce share price volatility on potential future share repurchases. Refer to Note J, Capital Stock, for further discussion.
As noted above, during 2012, the Company repurchased $900 million of outstanding debt by initiating an open market tender offer and paid a premium of $91 million to extinguish the notes. This premium was offset by gains of $35 million from fair value adjustments made in purchase accounting and $11 million from terminated derivatives, resulting in a net pre-tax loss of $45.5 million. Refer to Note H, Long-Term Debt and Financing Arrangements, for further discussion of the debt extinguishment. During 2012, the Company also received $58.2 million from the termination of interest rate swaps and paid $102.6 million in relation to the termination of forward starting interest rate swaps. Refer to Note I, Derivative Financial Instruments, for further discussion.
The Company repurchased $1.074 billion, $11.1 million and $4.9 million of common stock in 2012, 2011 and 2010, respectively. In December 2012, the Company executed an accelerated share repurchase ("ASR") contract of $850 million, which was funded using proceeds from the sale of HHI. The ASR contract terms allowed for an initial delivery of 9.3 million shares, or the equivalent of 80% of the notional value of the contract. The final delivery of the remaining shares under the program is expected to be completed during the second quarter of 2013. The total amount of shares to be ultimately delivered, and therefore, the average price paid per share, will be determined at that time. The Company also repurchased approximately 3.0 million shares of common stock during the second quarter of 2012 for $200 million. Proceeds from the issuance of common stock totaled $126.4 million, $119.6 million and $396.1 million in 2012, 2011 and 2010, respectively. The amounts received in 2012 and 2011 mainly relate to the exercise of stock options. The Company received $320 million of cash proceeds in 2010 from the settlement of the forward stock purchase contracts element of the Equity Units that were issued by the Company in March 2007.
Cash payments for dividends were $304.0 million, $275.9 million and $201.6 million in 2012, 2011 and 2010, respectively. The increase in cash dividends in 2012 was primarily attributable to the increase in dividends per common share to $0.49 per share, as announced in July 2012. The dividend paid to shareholders of record in December 2012 extended the Company's record for the longest consecutive annual and quarterly dividend payments among industrial companies listed on the New York Stock Exchange. The increase in 2011 cash dividend payments versus 2010 was attributable to a previous increase in dividends per common share to $0.41 per share from $0.34 in 2011.
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
In March 2011, the Company entered into a new four year $1.2 billion committed credit facility (the “Credit Agreement”), which replaced all formerly existing credit facilities. Borrowings under the Credit Agreement may include U.S. Dollars up to the $1.2 billion commitment or in Euro or Pounds Sterling subject to a foreign currency sub-limit of $400.0 million and bear interest at a floating rate dependent upon the denomination of the borrowing. Repayments must be made on March 11, 2015 or upon an earlier termination date of the Credit Agreement, at the election of the Company. In July 2011, in connection with the Niscayah acquisition, the Company entered into a $1.25 billion 364 day credit facility (“Facility”). The Facility decreased to $750 million (as per the terms of the agreement) in December 2011 and was terminated in July 2012 with the concurrent execution of a new $1.0 billion, 364 day committed credit facility. The new facility contains a 1 year term-out provision and borrowings under the Credit Agreement may include U.S. Dollars up to the $1.0 billion commitment or in Euro or Pounds Sterling subject to a foreign currency sub-limit of $400.0 million and bear interest at a floating rate dependent upon the denomination of the borrowing. Repayments must be made by July 12, 2013 or upon an earlier termination date of the Credit Agreement, at the election of the Company, unless the term-out provision is exercised. The Company has not drawn on either of the commitments provided by the Facilities. These credit facilities are designated to be liquidity backstops for the Company's $2.0 billion commercial paper program.
In the third quarter of 2011, the Company entered into a forward share purchase contract on its common stock, which obligated the Company to pay $350.0 million, plus an additional amount related to the forward component of the contract, to the financial institution counterparty not later than August 2013, or earlier at the Company’s option, for the 5,581,400 shares purchased. The Company elected the early payment option and paid the $362.7 million to the counterparty in January 2013.
On July 25, 2012, the Company issued $750 million of junior subordinated debentures maturing on July 25, 2052 with fixed interest payable quarterly in arrears at a rate of 5.75% per annum. The Company may, at its election, redeem the debentures in whole or in part, at par on or after June 25, 2017. The debentures' subordination, long tenor and interest deferral features provide significant credit protection measures for senior creditors and as a result, the debentures were awarded a 50% equity credit by S&P and Fitch, and a 25% equity credit by Moody's. The net proceeds of $729 million from the offering was used for general corporate purposes, including the repayment of short term debt and the refinancing of recent and near term debt maturities.
In the third quarter of 2012, the Company repurchased $900 million of its long term debt via open market tender and exercise of its right under the redemption provision of each notes. The initial funding of the repurchased debt was accomplished by utilizing excess cash on hand and the issuance of Commercial Paper. The Company intends on refinancing a portion of its outstanding Commercial Paper through the issuance of Long Term Debt in an amount similar to the amount of notes repurchased.
Refer to Note H, Long-Term Debt and Financing Arrangement, and Note J, Capital Stock, in the Notes to Consolidated Financial Statements in Item 8 for further discussion of the Company's financing arrangements.
Cash and cash equivalents totaled $716 million as of December 29, 2012, comprised of $99 million in the U.S. and $617 million in foreign jurisdictions. As of December 31, 2011 cash and cash equivalents totaled $907 million, comprised of $82 million in the U.S. and $825 million in foreign jurisdictions. Concurrent with the Black & Decker merger, the Company made a determination to repatriate certain legacy Black & Decker foreign earnings, on which U.S. income taxes had not previously been provided. As a result of this repatriation decision, the Company has recorded approximately $436.9 million of associated deferred tax liabilities at December 29, 2012. Current plans and liquidity requirements do not demonstrate a need to repatriate other foreign earnings. Accordingly, all other undistributed foreign earnings of the Company are considered to be permanently reinvested, or will be remitted substantially free of additional tax, consistent with the Company’s overall growth strategy internationally, including acquisitions and long-term financial objectives. No provision has been made for taxes that might be payable upon remittance of these undistributed foreign earnings. However, should management determine at a later point to repatriate additional foreign earnings, the Company would be required to accrue and pay taxes at that time.
Contractual Obligations: The following summarizes the Company’s significant contractual obligations and commitments that impact its liquidity:
Payments Due by Period

(Millions of Dollars)	Total	2013	2014 – 2015	2016 – 2017	Thereafter
Long-term debt(a)	$3,474	$10	$10	$305	$3,149
Interest payments on long-term debt(b)	3,048	155	310	292	2,291
Operating leases	394	112	135	72	75
Inventory purchase commitments(c)	720	720	—	—	—
Deferred compensation	18	2	2	1	11
Marketing obligations	44	27	8	4	5
Derivatives (d)	1	1	—	—	—
Forward stock purchase contract (e)	350	350	—	—	—
Pension funding obligations(f)	80	80	—	—	—
Total contractual cash obligations	$8,129	$1,457	$465	$674	$5,531

(a)
Future payments on long-term debt encompass all payments related to aggregate debt maturities, excluding certain fair value adjustments included in long-term debt, as discussed further in Note H, Long-Term Debt and Financing Arrangements.

(b)	Future interest payments on long-term debt reflect the applicable fixed interest rate or the variable rate in effect at December 29, 2012 for floating rate debt.

(c)	Inventory purchase commitments primarily consist of open purchase orders to purchase raw materials, components, and sourced products.

(d)
Future cash flows on derivative instruments reflect the fair value as of December 29, 2012. The ultimate cash flows on these instruments will differ, perhaps significantly, based on applicable market interest and foreign currency rates at their maturity.

(e)
The Company was obligated to pay $350 million to the financial institution counterparty to the forward stock purchase contract in August 2013, but elected to do so in January 2013. See Note J, Capital Stock, for further discussion.

(f)
This amount principally represents contributions either required by regulations or laws or, with respect to unfunded plans, necessary to fund current benefits. The Company has not presented estimated pension and post-retirement funding in the table above beyond 2013 as funding can vary significantly from year to year based upon changes in the fair value of the plan assets, actuarial assumptions, and curtailment/settlement actions.

To the extent the Company can reliably determine when payments will occur pertaining to unrecognized tax benefit liabilities, the related amount will be included in the table above. However, due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the $240.1 million of such liabilities at December 29, 2012, the Company is unable to make a reliable estimate of when (if at all) amounts may be paid to the respective taxing authorities.

Aside from debt payments, for which there is no tax benefit associated with repayment of principal, tax obligations and the equity purchase contract fees, payment of the above contractual obligations will typically generate a cash tax benefit such that the net cash outflow will be lower than the gross amounts indicated.
Other Significant Commercial Commitments:
Amount of Commitment Expirations Per Period

(Millions of Dollars)	Total	2013	2014 – 2015	2016 – 2017	Thereafter
U.S. lines of credit	$2,200	$1,000	$1,200	$—	$—
Short-term borrowings, long-term debt and lines of credit are explained in detail within Note H, Long-Term Debt and Financing Arrangements.

MARKET RISK
Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments, currencies, commodities and other items traded in global markets. The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates, stock prices, and commodity prices.
Exposure to foreign currency risk results because the Company, through its global businesses, enters into transactions and makes investments denominated in multiple currencies. The Company’s predominant exposures are in European, Canadian, British, Australian, Latin American, and Asian currencies, including the Chinese Renminbi (“RMB”) and the Taiwan Dollar. Certain cross-currency trade flows arising from sales and procurement activities as well as affiliate cross-border activity are consolidated and netted prior to obtaining risk protection through the use of various derivative financial instruments which may include: purchased basket options; purchased options; collars, cross currency swaps and currency forwards. The Company is thus able to capitalize on its global positioning by taking advantage of naturally offsetting exposures and portfolio efficiencies to reduce the cost of purchasing derivative protection. At times, the Company also enters into forward exchange contracts and purchased options to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables, predominately for affiliate transactions. Gains and losses from these hedging instruments offset the gains or losses on the underlying net exposures, assets and liabilities being hedged. Management determines the nature and extent of currency hedging activities, and in certain cases, may elect to allow certain currency exposures to remain un-hedged. The Company has also entered into cross-currency swaps and forward contracts, to provide a partial hedge of the net investments in certain subsidiaries and better match the cash flows of operations to debt service requirements. Management estimates the foreign currency impact from these financial instruments at the end of 2012 would have been approximately a $34 million pre-tax loss based on a hypothetical 10% adverse movement in all net derivative currency positions; this effect would occur from depreciation of the foreign currencies relative to the U.S. dollar. The Company follows risk management policies in executing derivative financial instrument transactions, and does not use such instruments for speculative purposes. The Company does not hedge the translation of its non-U.S. dollar earnings in foreign subsidiaries.
As mentioned above, the Company routinely has cross-border trade and affiliate flows that cause an impact on earnings from foreign exchange rate movements. The Company is also exposed to currency fluctuation volatility from the translation of foreign earnings into U.S. dollars. It is more difficult to quantify the transactional effects from currency fluctuations than the translational effects. Aside from the use of derivative instruments which may be used to mitigate some of the exposure, transactional effects can potentially be influenced by actions the Company may take; for example, if an exposure occurs from a European entity sourcing product from a U.S. supplier it may be possible to change to a European supplier. Management estimates the combined translational and transactional impact of a 10% overall movement in exchange rates is approximately $89 million, or $0.54 per diluted share. The effect of foreign currency fluctuations on diluted earnings per share from continuing operations was approximately $0.10 unfavorable in 2012, $0.17 favorable in 2011, and $0.14 favorable in 2010.
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
The Company’s primary exposure to interest rate risk comes from its floating rate debt and derivatives in the U.S. and is fairly represented by changes in LIBOR rates. At December 29, 2012, the impact of a hypothetical 10% increase in the interest rates associated with the Company’s floating rate derivative and debt instruments would have an immaterial effect on the Company’s financial position and results of operations.
The Company has exposure to commodity prices in many businesses, particularly brass, nickel, resin, aluminum, copper, zinc, steel, and energy used in the production of finished goods. Generally, commodity price exposures are not hedged with derivative financial instruments, but instead are actively managed through customer product and service pricing actions, procurement-driven cost reduction initiatives and other productivity improvement projects. The Company experienced inflation, primarily commodity related, of approximately $82 million, $236 million and $70 million in 2012, 2011 and 2010, respectively. Price erosion has also occurred in 2012 and 2011, in addition to inflation, with a cumulative unfavorable impact of $247 million. The impact of inflation is expected to continue in 2013, with cost and pricing actions being aggressively pursued to offset any adverse impact on operations.
Fluctuations in the fair value of the Company’s common stock affect domestic retirement plan expense as discussed in the ESOP section of MD&A. Additionally, the Company has $40 million of liabilities as of December 29, 2012 pertaining to unfunded defined contribution plans for certain U.S. employees for which there is mark-to-market exposure.
The assets held by the Company’s defined benefit plans are exposed to fluctuations in the market value of securities, primarily global stocks and fixed-income securities. The funding obligations for these plans would increase in the event of adverse changes in the plan asset values, although such funding would occur over a period of many years. In 2012, 2011 and 2010, there were $194 million, $119 million and $138 million, respectively, in investment returns on pension plan assets. The Company expects funding obligations on its defined benefit plans to be approximately $80 million in 2013. The Company employs diversified asset allocations to help mitigate this risk. Management has worked to minimize this exposure by freezing and terminating defined benefit plans where appropriate.
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
OTHER MATTERS
Employee Stock Ownership Plan As detailed in Note L, Employee Benefit Plans, the Company has an ESOP under which the ongoing U.S. Cornerstone and 401(K) defined contribution plans are funded. Overall ESOP expense is affected by the market value of the Company’s stock on the monthly dates when shares are released, among other factors. The Company’s net ESOP activity resulted in expense of $25.9 million in 2012, $28.4 million in 2011 and $3.4 million in 2010. The ESOP expense increased in 2011 compared to 2010 due to the merger of the Black & Decker U.S. defined contribution plan into the ESOP in 2011. ESOP expense could increase in the future if the market value of the Company’s common stock declines.
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

GOODWILL AND INTANGIBLE ASSETS — The Company acquires businesses in purchase transactions that result in the recognition of goodwill and intangible assets. The determination of the value of intangible assets requires management to make estimates and assumptions. In accordance with Accounting Standards Codification (“ASC”) 350-20 “Goodwill” acquired goodwill and indefinite-lived intangible assets are not amortized but are subject to impairment testing at least annually and when an event occurs or circumstances change that indicate it is more likely than not an impairment exists. Definite lived intangible assets are amortized and are tested for impairment when appropriate. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. The Company reported $7.021 billion of goodwill, $1.608 billion of indefinite-lived trade names and $1.327 billion of definite-lived intangibles at December 29, 2012.
Management tests goodwill for impairment at the reporting unit level. A reporting unit is an operating segment as defined in ASC 280, “Segment Reporting,” or one level below an operating segment (component level) as determined by the availability of discrete financial information that is regularly reviewed by operating segment management or an aggregate of component levels of a operating segment having similar economic characteristics. If the carrying value of a reporting unit (including the value of goodwill) is greater than its fair value, an impairment may exist. An impairment charge would be recorded to the extent that the recorded value of goodwill exceeded the implied fair value.
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
As required by the Company’s policy, goodwill and indefinite-lived trade names were tested for impairment in the third quarter of 2012. Based on this testing, the Company determined that the fair values of its reporting units and indefinite-lived trade names exceeded their respective carrying values. The discount rates used in testing goodwill ranged from 9.5% to 14%. The near term growth rates and perpetual growth rates, which varied for each reporting unit, ranged from approximately 7% to 11% and 2% to 4%, respectively. Management performed sensitivity analyses on the fair values resulting from the discounted cash flows valuation utilizing more conservative assumptions that reflect reasonably likely future changes in the discount rate and perpetual growth rate in all reporting units. The discount rate was decreased by 100 basis points with no impairment indicated. The perpetual growth rates were decreased by 150 basis points with no impairment indicated. Based upon the Company’s 2012 annual impairment testing analysis, including the consideration of reasonably likely adverse changes in assumptions described above, management believes it is not reasonably likely that an impairment will occur in any of the reporting units over the next twelve months.
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
DEFINED BENEFIT OBLIGATIONS — The valuation of pension and other postretirement benefits costs and obligations is dependent on various assumptions. These assumptions, which are updated annually, include discount rates, expected return on plan assets, future salary increase rates, and health care cost trend rates. The Company considers current market conditions, including interest rates, to establish these assumptions. Discount rates are developed considering the yields available on high-quality fixed income investments with maturities corresponding to the duration of the related benefit obligations. The Company’s weighted-average discount rates for the United States and international pension plans were 3.75% and 4.00%, respectively at December 29, 2012.
The Company’s weighted-average discount rate for the United States and international pension plans was 4.25% and 5.00%, respectively at December 31, 2011. As discussed further in Note L, Employee Benefit Plans, the Company develops the expected return on plan assets considering various factors, which include its targeted asset allocation percentages, historic returns, and expected future returns. For 2012, net periodic benefit cost the Company’s expected rate of return assumption was 6.25% for both United States and international plans. The Company will use a 6.00% weighted-average expected rate of return assumption to determine the 2013 net periodic benefit cost. A 25 basis point reduction in the expected rate of return assumption would increase 2013 net periodic benefit cost by approximately $4 million, pre-tax.
The Company believes that the assumptions used are appropriate; however, differences in actual experience or changes in the assumptions may materially affect the Company’s financial position or results of operations. To the extent that actual (newly measured) results differ from the actuarial assumptions, the difference is recognized in accumulated other comprehensive income, and, if in excess of a specified corridor, amortized over future periods. The expected return on plan assets is determined using the expected rate of return and the fair value of plan assets. Accordingly, market fluctuations in the fair value of plan assets can affect the net periodic benefit cost in the following year. The projected benefit obligation for defined benefit plans exceeded the fair value of plan assets by $850 million at December 29, 2012. A 25 basis point reduction in the discount rate would have increased the projected benefit obligation by approximately $99 million at December 29, 2012. The primary Black & Decker U.S pension and post employment benefit plans were curtailed in late 2010, as well as the only material Black & Decker international plan, and in their place the Company implemented defined contribution benefit plans. The vast majority of the projected benefit obligation pertains to plans that have been frozen; the remaining defined benefit plans that are not frozen are predominantly small domestic union plans and those that are statutorily mandated in certain international jurisdictions. The Company recognized $45 million of defined benefit plan expense in 2012, which may fluctuate in future years depending upon various factors including future discount rates and actual returns on plan assets.
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
As of December 29, 2012, the Company had reserves of $188 million for remediation activities associated with Company-owned properties as well as for Superfund sites, for losses that are probable and estimable. The range of environmental remediation costs that is reasonably possible is $141 million to $283 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with this policy.

INCOME TAXES - Income taxes are accounted for in accordance with ASC 740, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized, using enacted tax rates, for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Deferred tax assets, including net operating losses, are reduced by a valuation allowance if it is “more likely than not” that some portion or all of the deferred tax assets will not be realized.

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

The company is subject to tax in a number of locations, including many state and foreign jurisdictions. Significant judgment is required when calculating its worldwide provision for income taxes. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company's unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits or final decisions in transfer pricing matters. The Company periodically assesses its liabilities and contingencies for all tax years still subject to audit based on the most current available information, which involves inherent uncertainty. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority under the premise that the taxing authority has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. The Company recognizes interest and penalties associated with uncertain tax positions as a component of income taxes in the Consolidated Statement of Operations. See Note Q, Income Taxes, of the Notes to Consolidated Financial Statements for further discussion.

RISK INSURANCE — To manage its insurance costs efficiently, the Company self insures for certain U.S. business exposures and generally has low deductible plans internationally. For domestic workers’ compensation, automobile and product liability (liability for alleged injuries associated with the Company’s products), the Company generally purchases outside insurance coverage only for severe losses (“stop loss” insurance) and these lines of insurance involve the most significant accounting estimates. While different stop loss deductibles exist for each of these lines of insurance, the maximum stop loss deductible is set at no more than $5 million per occurrence and $48 million in the aggregate per annum. The process of establishing risk insurance reserves includes consideration of actuarial valuations that reflect the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims discounted to present value. The cash outflows related to risk insurance claims are expected to occur over a maximum of 13 years. The Company believes the liabilities recorded for these U.S. risk insurance reserves, totaling $106 million and $105 million as of December 29, 2012, and December 31, 2011, respectively, are adequate. Due to judgments inherent in the reserve estimation process it is possible the ultimate costs will differ from this estimate.
WARRANTY — The Company provides product and service warranties which vary across its businesses. The types of warranties offered generally range from one year to limited lifetime, while certain products carry no warranty. Further, the Company sometimes incurs discretionary costs to service its products in connection with product performance issues. Historical warranty and service claim experience forms the basis for warranty obligations recognized. Adjustments are recorded to the warranty liability as new information becomes available. The Company believes the $124 million reserve for expected warranty claims as of December 29, 2012 is adequate, but due to judgments inherent in the reserve estimation process, including forecasting future product reliability levels and costs of repair as well as the estimated age of certain products submitted for claims, the ultimate claim costs may differ from the recorded warranty liability. The Company also establishes a reserve for product recalls on a product-specific basis during the period in which the circumstances giving rise to the recall become known and estimable for both company initiated actions and those required by regulatory bodies.
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
These lease programs are utilized primarily to reduce overall cost and to retain flexibility. The cash outflows for lease payments approximate the $3 million of rent expense recognized in fiscal 2012. As of December 29, 2012 the estimated fair value of assets and remaining obligations for these properties were $31 million and $27 million, respectively.

CAUTIONARY STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995

Certain statements contained in this Annual Report on Form 10-K that are not historical, including but not limited to those regarding the Company's ability to: (i) achieve full year 2013 diluted EPS of 4.62 to 4.87 ($5.40-5.65, excluding M&A charges); (ii) generate approximately $1.0 billion in free cash flow for 2013, excluding M&A charges and payments; (iii) generate 4-6% organic revenue growth and 10-12% total revenue growth over the long term; (iv) generate mid-teens percentage EPS growth over the long term; (v) generate free cash flow greater than or equal to net income over the long term; (vi) generate ROCE and CFROI of 10-15% over the long term; (vii) achieve 10 times working capital turns by mid-decade and (viii) continue dividend growth (collectively, the “Results”); are “forward looking statements” and subject to risk and uncertainty.

These forward looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of risks, uncertainties and important factors that could cause actual results to differ materially from those indicated by such forward looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in the forward looking statements include, without limitation, those set forth under Item 1A Risk Factors hereto and any material changes thereto set forth in any subsequent Quarterly Reports on Form 10-Q, the Company's other filings with the Securities and Exchange Commission, and those set forth below.

The Company's ability to deliver the Results is dependent, or based, upon: (i) the Company's ability achieve additional synergies of $50 million and $35 million, respectively, in 2013 from the combination with Black & Decker and the acquisition of Niscayah; (ii) the Company's ability to execute integration and achieve synergies from the Infastech acquisition; (iii) the Company's ability to generate organic net sales increases of 2-3% in 2013 and 4-6% over the long term; (iv) the Company's ability to identify and execute upon acquisitions and sales opportunities to double its CDIY, IAR and Security businesses in the emerging markets while minimizing associated costs; (v) the Company's ability to complete the share repurchases discussed herein and achieve an average share count for the year of 155.9; (vi) the Company's ability to achieve a tax rate of approximately 24-25% in 2013; (vii)  the Company's ability to limit interest expense to approximate $145 million and other-net to approximate $255 million in 2013; (viii) the Company's ability to minimize tax liabilities associated with the HHI divestiture; (ix) successful integration of acquisitions completed in 2012 and any acquisitions completed in 2013, as well integration of existing businesses; (x) the continued acceptance of technologies used in the Company's products and services; (xi) the Company's ability to minimize costs and sales or service disruptions arising from the transition from a direct sales model to a distributor model for its Mechanical Access Solutions business (xii) the Company's ability to manage existing Sonitrol franchisee and Mac Tools relationships; (xiii) the Company's ability to minimize costs associated with any sale or discontinuance of a business or product line, including any severance, restructuring, legal or other costs; (xiv) the proceeds realized with respect to any business or product line disposals; (xv) the extent of any asset impairments with respect to any businesses or product lines that are sold or discontinued; (xvi) the success of the Company's efforts to manage freight costs, steel and other commodity costs as well as capital expenditures; (xvii) the Company's ability to sustain or increase prices in order to, among other things, offset or mitigate the impact of steel, freight, energy, non-ferrous commodity and other commodity costs and any inflation increases; (xviii) the Company's ability to generate free cash flow and maintain a strong debt to capital ratio; (xix) the Company's ability to identify and effectively execute productivity improvements and cost reductions, while minimizing any associated restructuring charges; (xx) the Company's ability to obtain favorable settlement of routine tax audits; (xxi) the ability of the Company to generate earnings sufficient to realize future income tax benefits during periods when temporary differences become deductible; (xxii) the continued ability of the Company to access credit markets under satisfactory terms; (xxiii) the Company's ability to negotiate satisfactory payment terms under which the Company buys and sells goods, services, materials and products; and (xxiv) the Company's ability to successfully develop, market and achieve sales from new products and services.

The Company's ability to deliver the Results is also dependent upon: (i) the success of the Company's marketing and sales efforts, including the ability to develop and market new and innovative products in both existing and new markets; (ii) the ability of the Company to maintain or improve production rates in the Company's manufacturing facilities, respond to significant changes in product demand and fulfill demand for new and existing products; (iii) the Company's ability to continue improvements in working capital through effective management of accounts receivable and inventory levels; (iv) the ability to continue successfully managing and defending claims and litigation; (v) the success of the Company's efforts to mitigate any cost increases generated by, for example, increases in the cost of energy or significant Chinese Renminbi or other currency appreciation; (vi) the geographic distribution of the Company's earnings; (vii) the commitment to and success of the Stanley Fulfillment System; (viii) successful implementation with expected results of cost reduction programs; and (ix) successful completion of share repurchases at anticipated costs.

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
Accordingly, such statements (i) should not be treated as categorical statements of fact; (ii) may be qualified by disclosures that were made to the other parties in connection with the negotiation of the applicable agreements, which disclosures are not necessarily reflected in the agreement or included as exhibits hereto; (iii) may apply standards of materiality in a way that is different from what may be viewed as material by or to investors in or lenders to the Company; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, representations and warranties, recitals or other disclosures contained in agreements may not describe the actual state of affairs as of the date they were made or at any other time and should not be relied on by any person other than the parties thereto in accordance with their terms. Additional information about the Company may be found in this Annual Report on Form 10-K and the Company's other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2012. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework. Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of December 29, 2012. Ernst & Young LLP, the auditor of the financial statements included in this annual report, has issued an attestation report on the registrant’s internal control over financial reporting, a copy of which appears on page 51.
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and its Senior Vice President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and its Senior Vice President and Chief Financial Officer have concluded that, as of December 29, 2012, the Company’s disclosure controls and procedures are effective. There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal year ended December 29, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this Item, except for certain information with respect to the Company’s Code of Ethics, the identification of the executive officers of the Company and any material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors, as set forth below, is incorporated herein by reference to the information set forth in the section of the Company’s definitive proxy statement (which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the close of the Company’s fiscal year) under the headings “Information Concerning Nominees for Election as Directors,” “Board of Directors,” and “Section 16(a) — Beneficial Ownership Reporting Compliance.”
In addition to Business Conduct Guidelines that apply to all directors and employees of the Company, the Company has adopted a Code of Ethics that applies to the Company’s Chief Executive Officer and all senior financial officers, including the Chief Financial Officer and principal accounting officer. A copy of the Company’s Code of Ethics is available on the Company’s website at www.stanleyblackanddecker.com.
The following is a list of the executive officers of the Company as of February 20, 2013:

Name and Age	Office	Date Elected to Office
John F. Lundgren (61)
Chief Executive Officer since January 2013. President and Chief Executive Officer (2010). Chairman and Chief Executive Officer (2004). President, European Consumer Products, Georgia-Pacific Corporation (2000).
3/1/2004

James M. Loree (54)	President & Chief Operating Officer since January 2013. Executive Vice President and Chief Operating Officer (2007); Executive Vice President Finance and Chief Financial Officer (1999).	7/19/1999

Donald Allan, Jr. (48)
Senior Vice President & Chief Financial Officer since March 2010. Vice President & Chief Financial Officer (2009); Vice President & Corporate Controller (2002); Corporate Controller (2000); Assistant Controller (1999).
10/24/2006

Jeffery D. Ansell (45)
Senior Vice President and Group Executive, Construction and DIY since March 2010. Vice President & President, Stanley Consumer Tools Group; President – Consumer Tools and Storage (2004); President of Industrial Tools & Storage (2002); Vice President – Global Consumer Tools Marketing (2001); Vice President Consumer Sales America (1999).
2/22/2006

Nolan D. Archibald (69)	Executive Chairman since March 2010. President and Chief Executive Officer and Chairman of the Board of The Black & Decker Corporation (1990-2010).	3/12/2010

Michael A. Bartone (53)	Vice President, Corporate Tax since January 2002.	7/17/2009

Bruce H. Beatt (60)	Senior Vice President, General Counsel and Secretary since March 2010. Vice President, General Counsel and Secretary (2000).	10/9/2000

D. Brett Bontrager (50)
Senior Vice President and Group Executive, Stanley Security Solutions since 2011. Senior Vice President and Group Executive, Stanley Convergent Solutions (2010). President, Convergent Security Solutions and Vice President, Business Development (2007); Vice President, Business Development (2004); Director, Business Development (2003).
8/1/2008

Jeff Chen (54)
Vice President & President, Asia - Tools since October 2012. Vice President & President, Asia (2007); Vice President, Global Operations (2006). Director, Asia Operations (2002); Managing Director, Thailand (1999).
4/27/2005

Hubert Davis, Jr. (64)
Senior Vice President & President, Stanley Healthcare, since October 2012. Senior Vice President & Chief Information Officer/SFS (2010). Senior Vice President, Business Transformation (2006); Vice President, Chief Information Officer (June 2000); Chief Information Officer and e-commerce Leader (2000).
5/25/2004

Craig A. Douglas (58)	Vice President & Treasurer since January 2002.	7/17/2009

Rhonda O. Gass (49)	Vice President & Chief Information Officer since October 2012.	10/11/2012

Massimo Grassi (51)
President, Stanley Security Solutions Europe and Executive Director Industrial & Automotive Repair since April 2012. President, Industrial & Automotive Repair (2009); President, Stanley Europe and President Directeur General, Facom (2007).
3/12/2010

Mark J. Mathieu (60)	Senior Vice President, Human Resources since March 2010. Vice President, Human Resources (1997).	9/17/1997

Jaime Ramirez (45)
Senior Vice President & President, Global Emerging Markets, since October 2012. President, Construction & DIY, Latin America (2010); Vice President and General Manager – Latin America, Power Tools & Accessories, The Black & Decker Corporation (2008); Vice President and General Manager – Andean Region The Black & Decker Corporation (2007).
3/12/2010

Ben S. Sihota (54)
President, Emerging Markets Group since March 2010. Vice President and President-Asia/Pacific, Power Tools & Accessories, The Black & Decker Corporation (2006); President-Asia, Power Tools & Accessories, The Black & Decker Corporation (2000).
3/12/2010

Steven J. Stafstrom (54)	Vice President, Operations, CDIY & Emerging Markets since December 2012. Vice President Global Operations, CDIY (2010); Vice President, Operations, Consumer Tools & Storage (2005).	12/6/2012

William S. Taylor (57)
President, Fastening & Accessories since July 2012. President, Professional Power Tools & Products (2010); Vice President-Global Product Development of the Industrial Products Group, The Black & Decker Corporation (2009); Vice President-Industrial Products Group Product Development, The Black & Decker Corporation (2008); Vice President/General Manager Industrial Accessories Business, The Black & Decker Corporation (2008); Vice President and General Manager Woodworking Tools, The Black & Decker Corporation (2005).
3/12/2010

Michael A. Tyll (56)
President, Engineered Fastening since March 2010. Group Vice President and President, Fastening and Assembly Systems, The Black & Decker Corporation (2006); President, Automotive Division, The Black & Decker Corporation (2001).
3/12/2010

John H. Wyatt (54)
President, Construction & DIY, Europe and ANZ since Oct. 2012. President, Construction & DIY, EMEA (2010); President-Europe, Middle East, and Africa, Power Tools and Accessories, The Black & Decker Corporation (2008); Vice President-Consumer Products (Europe, Middle East and Africa), The Black & Decker Corporation (2006).
3/12/2010

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
EQUITY COMPENSATION PLAN INFORMATION
Compensation plans under which the Company’s equity securities are authorized for issuance at December 29, 2012 follow:

	(A)		(B)		(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options and stock awards		Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	12,568,500	(1)	$56.90	(2)	3,092,619	(3)
Equity compensation plans not approved by security holders (4)	—		—		—
Total	12,568,500		$56.90		3,092,619	(3)

(1)
Consists of 9,056,493 shares underlying outstanding stock options (whether vested or unvested) with a weighted average exercise price of $56.90 and a weighted average term of 5.69 years; 3,311,857 shares underlying time-vesting restricted stock units that have not yet vested and the maximum number of shares that will be issued pursuant to outstanding long term performance awards if all established goals are met; and 191,235 of shares earned but related to which participants elected deferral of delivery. All stock-based compensation plans are discussed in Note J, Capital Stock, of the Notes to Consolidated Financial Statements in Item 8.

(2)
There is no cost to the recipient for shares issued pursuant to time-vesting restricted stock units or long term performance awards. Because there is no strike price applicable to these stock awards they are excluded from the weighted-average exercise price which pertains solely to outstanding stock options.

(3)
Consists of 2,586,768 of shares available for purchase under the employee stock purchase plan ("ESPP") at the election of employees and 505,851 securities available for future grants by the board of directors under stock-based compensation plans.

(4)
There is a non-qualified deferred tax savings plan for highly compensated salaried employees which mirrors the qualified plan provisions, but was not specifically approved by security holders. U.S. employees are eligible to contribute from 1% to 15% of their salary to a tax deferred savings plan as described in the ESOP section of Item 8 Note L, Employee Benefit Plans, to the Consolidated Financial Statements of this Form 10-K. Prior to 2010 and in 2011 and 2012, Stanley contributed an amount equal to one half of the employee contribution up to the first 7% of salary. In 2009, an employer match benefit was provided under the plan equal to one-quarter of each employee’s tax-deferred contribution up to the first 7% of their compensation. The investment of the employee’s contribution and the Company’s contribution was controlled by the employee participating in the plan and may include an election to invest in Company stock. The same matching arrangement was provided for highly compensated salaried employees in the “non-qualified” plan, except that the arrangement for these employees is outside of the ESOP, and is not funded in advance of distributions. Shares of the Company’s common stock may be issued at the time of a distribution from the plan. The number of securities remaining available for issuance under the plan at December 29, 2012 is not determinable, since the plan does not authorize a maximum number of securities.

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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Index to documents filed as part of this report:
1. and 2. Financial Statements and Financial Statement Schedules.
The response to this portion of Item 15 is submitted as a separate section of this report beginning with an index thereto on page 47.
3. Exhibits
See Exhibit Index in this Form 10-K on page 111.
(b) See Exhibit Index in this Form 10-K on page 111.
(c) The response in this portion of Item 15 is submitted as a separate section of this Form 10-K with an index thereto beginning on page 47.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANLEY BLACK & DECKER, INC.

By:	/s/ John F. Lundgren
John F. Lundgren, Chief Executive Officer

Date:	February 20, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John F. Lundgren	Chief Executive Officer and Director	February 20, 2013
John F. Lundgren

/s/ Donald Allan, Jr.	Senior Vice President and Chief Financial Officer	February 20, 2013
Donald Allan, Jr.

/s/ Jocelyn S. Belisle	Chief Accounting Officer	February 20, 2013
Jocelyn S. Belisle

*	Executive Chairman	February 20, 2013
Nolan D. Archibald

Director
John G. Breen

*	Director	February 20, 2013
George W. Buckley

*	Director	February 20, 2013
Patrick D. Campbell

*	Director	February 20, 2013
Carlos M. Cardoso

Director
Virgis W. Colbert

*	Director	February 20, 2013
Robert B. Coutts

Signature	Title	Date

*	Director	February 20, 2013
Benjamin H. Griswold, IV

*	Director	February 20, 2013
Eileen S. Kraus

*	Director	February 20, 2013
Anthony Luiso

*	Director	February 20, 2013
Marianne M. Parrs

*	Director	February 20, 2013
Robert L. Ryan

*By: /s/ Bruce H. Beatt
Bruce H. Beatt (As Attorney-in-Fact)

FORM 10-K
ITEM 15(a) (1) AND (2)
STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Schedule II — Valuation and Qualifying Accounts is included in Item 15 (page 48).
Management’s Report on Internal Control Over Financial Reporting (page 49).
Report of Independent Registered Public Accounting Firm — Financial Statement Opinion (page 50).
Report of Independent Registered Public Accounting Firm — Internal Control Opinion (page 51).
Consolidated Statements of Operations — fiscal years ended December 29, 2012, December 31, 2011, and January 1, 2011 (page 52).
Consolidated Statements of Comprehensive Income — fiscal years ended December 29, 2012, December 31, 2011, and January 1, 2011 (page 53).
Consolidated Balance Sheets — December 29, 2012 and December 31, 2011(page 54).
Consolidated Statements of Cash Flows — fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011 (page 55).
Consolidated Statements of Changes in Shareowners’ Equity — fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011 (page 56).
Notes to Consolidated Financial Statements (page 57).
Selected Quarterly Financial Data (Unaudited) (page 109).
Consent of Independent Registered Public Accounting Firm (Exhibit 23).

All other schedules are omitted because either they are not applicable or the required information is shown in the financial statements or the notes thereto.

Schedule II — Valuation and Qualifying Accounts
Stanley Black & Decker, Inc. and Subsidiaries
Fiscal years ended December 29, 2012, December 31, 2011, and January 1, 2011
(Millions of Dollars)

		ADDITIONS
	Beginning Balance	Charged to Costs and Expenses	Charged To Other Accounts(b)(c)	(a) Deductions	Ending Balance
Allowance for Doubtful Accounts:
Year Ended 2012	$53.6	$11.3	$20.2	$(18.9)	$66.2
Year Ended 2011	$53.9	$15.1	$5.6	$(21.0)	$53.6
Year Ended 2010	$30.7	$10.5	$24.6	$(11.9)	$53.9
Tax Valuation Allowance:
Year Ended 2012 (d)	$300.4	$314.0	$(6.8)	$(55.0)	$552.6
Year Ended 2011	$257.5	$75.3	$2.5	$(34.9)	$300.4
Year Ended 2010	$24.4	$46.9	$190.8	$(4.6)	$257.5

(a)	With respect to the allowance for doubtful accounts, deductions represent amounts charged-off less recoveries of accounts previously charged-off.

(b)	Amounts represent the impact of foreign currency translation, acquisitions and net transfers to/from other accounts.

(c)	For 2010, amount primarily represents beginning tax valuation allowance as adjusted from the Black & Decker merger.

(d)	Refer to Note Q, Income Taxes, of the Notes to Consolidated Financial Statements in Item 8 for further discussion.
The prior year amounts in the table above have been recast to reflect the 2012 divestiture of the Company's Hardware & Home Improvement business ("HHI"), which has been classified as discontinued operations for all periods presented.

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
Management has assessed the effectiveness of Stanley Black & Decker Inc.’s internal control over financial reporting as of December 29, 2012. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework. Management concluded that based on its assessment, Stanley Black & Decker, Inc.’s internal control over financial reporting was effective as of December 29, 2012. Ernst & Young LLP, Registered Public Accounting Firm included in this annual report, has issued an attestation report on the registrant’s internal control over financial reporting, a copy of which appears on page 51.

/s/ John F. Lundgren
John F. Lundgren, Chief Executive Officer

/s/ Donald Allan Jr.
Donald Allan Jr., Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stanley Black & Decker, Inc.

We have audited the accompanying consolidated balance sheets of Stanley Black & Decker, Inc. and subsidiaries (the “Company”) as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, comprehensive income, changes in shareowners' equity and cash flows for each of the three fiscal years in the period ended December 29, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 29, 2012 and December 31, 2011, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2013 expressed an unqualified opinion thereon.

/s/ Ernst &Young, LLP
Hartford, Connecticut
February 20, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stanley Black & Decker, Inc.

We have audited Stanley Black & Decker, Inc. and subsidiaries' (the “Company”) internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, comprehensive income, changes in shareowners' equity, and cash flows for each of the three fiscal years in the period ended December 29, 2012 and our report dated February 20, 2013 expressed an unqualified opinion thereon.

/s/ Ernst &Young, LLP
Hartford, Connecticut
February 20, 2013

Consolidated Statements of Operations
Fiscal years ended December 29, 2012, December 31, 2011, and January 1, 2011
(In Millions of Dollars, Except Per Share Amounts)

	2012	2011	2010
Net Sales	$10,190.5	$9,435.5	$7,496.9
Costs and Expenses
Cost of sales	$6,485.9	$5,967.3	$4,806.6
Selling, general and administrative	2,509.1	2,365.8	1,993.5
Provision for doubtful accounts	11.3	15.1	10.5
Other-net	301.9	255.7	184.9
Restructuring charges and asset impairments	175.1	69.3	231.7
Loss on debt extinguishment	45.5	—	—
Interest income	(10.1)	(26.5)	(8.7)
Interest expense	144.2	140.4	109.8
	$9,662.9	$8,787.1	$7,328.3
Earnings from continuing operations before income taxes	527.6	648.4	168.6
Income taxes on continuing operations	78.9	50.1	18.0
Earnings from continuing operations	$448.7	$598.3	$150.6
Less: Net loss attributable to non-controlling interests	(0.8)	(0.1)	—
Net earnings from continuing operations attributable to common shareowners	449.5	598.4	150.6
Earnings from discontinued operations before income taxes (including pretax gain on HHI sale of $384.7 million in 2012)	503.5	114.9	68.4
Income taxes on discontinued operations (including income taxes associated with the gain on HHI sale of $25.8 million in 2012)	69.2	38.7	20.8
Net earnings from discontinued operations	$434.3	$76.2	$47.6
Net Earnings Attributable to Common Shareowners	$883.8	$674.6	$198.2
Basic earnings per share of common stock:
Continuing operations	$2.75	$3.60	$1.02
Discontinued operations	2.66	0.46	0.32
Total basic earnings per share of common stock	$5.41	$4.06	$1.34
Diluted earnings per share of common stock:
Continuing operations	$2.70	$3.52	$1.00
Discontinued operations	2.61	0.45	0.32
Total diluted earnings per share of common stock	$5.30	$3.97	$1.32
See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
Fiscal years ended December 29, 2012, December 31, 2011, and January 1, 2011
(In Millions of Dollars)

	2012	2011	2010
Net earnings	$883.8	$674.6	$198.2
Other comprehensive income (loss):
Currency translation adjustment and other	116.8	(116.5)	14.0
Unrealized losses on cash flow hedges, net of tax	(17.6)	(25.7)	(54.9)
Unrealized losses on net investment hedges, net of tax	(30.5)	(0.1)	(20.9)
Pension (losses) gains, net of tax	(107.5)	(90.6)	22.0
Other comprehensive loss	$(38.8)	$(232.9)	$(39.8)
Comprehensive income attributable to common shareowners	$845.0	$441.7	$158.4

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
December 29, 2012 and December 31, 2011
(Millions of Dollars)

	2012	2011
Assets
Current Assets
Cash and cash equivalents	$716.0	$906.9
Accounts and notes receivable, net	1,538.2	1,445.0
Inventories, net	1,316.6	1,270.9
Prepaid expenses	199.6	201.9
Assets held for sale	133.4	1,050.2
Other current assets	194.5	214.6
Total Current Assets	4,098.3	5,089.5
Property, Plant and Equipment, net	1,333.7	1,142.6
Goodwill	7,021.1	6,438.2
Customer Relationships, net	1,079.8	1,139.2
Trade Names, net	1,681.7	1,697.1
Other Intangible Assets, net	173.1	107.6
Other Assets	456.3	334.8
Total Assets	$15,844.0	$15,949.0
Liabilities and Shareowners’ Equity
Current Liabilities
Short-term borrowings	$1.1	$0.2
Current maturities of long-term debt	10.4	526.4
Accounts payable	1,350.1	1,199.1
Accrued expenses	1,681.5	1,390.3
Liabilities held for sale	30.3	213.9
Total Current Liabilities	3,073.4	3,329.9
Long-Term Debt	3,526.5	2,925.8
Deferred Taxes	946.9	851.0
Post-retirement Benefits	816.3	723.8
Other Liabilities	753.8	1,051.7
Commitments and Contingencies (Notes R and S)	—	—
Shareowners’ Equity
Stanley Black & Decker, Inc. Shareowners’ Equity
Preferred stock, without par value: Authorized and unissued 10,000,000 shares	—	—
Common stock, par value $2.50 per share: Authorized 300,000,000 shares in 2012 and 2011 Issued 176,906,265 shares in 2012 and 176,091,572 shares in 2011	442.3	440.7
Retained earnings	3,299.5	2,707.3
Additional paid in capital	4,473.5	4,581.3
Accumulated other comprehensive loss	(388.0)	(349.2)
ESOP	(62.8)	(68.5)
	7,764.5	7,311.6
Less: cost of common stock in treasury (16,954,238 shares in 2012 and 7,044,611 shares in 2011)	(1,097.4)	(308.0)
Stanley Black & Decker, Inc. Shareowners’ Equity	6,667.1	7,003.6
Non-controlling interests	60.0	63.2
Total Shareowners’ Equity	6,727.1	7,066.8
Total Liabilities and Shareowners’ Equity	$15,844.0	$15,949.0
See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Fiscal years ended December 29, 2012, December 31, 2011, and January 1, 2011
(Millions of Dollars)

	2012	2011	2010
Operating Activities:
Net earnings attributable to common shareowners	$883.8	$674.6	$198.2
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	237.9	228.5	203.4
Amortization of intangibles	207.4	181.6	145.3
Inventory step-up amortization	6.3	0.8	173.5
Pretax (gain) loss on sales of businesses	(384.7)	16.2	—
Loss on debt extinguishment	45.5	—	—
Asset impairments	10.8	0.6	24.1
Stock-based compensation expense	89.7	68.9	85.1
Provision for doubtful accounts	11.3	15.9	10.6
Income tax settlements	(48.6)	(73.4)	(36.2)
Debt-fair value amortization	(18.3)	(34.1)	(37.9)
Other non-cash items	(28.5)	(12.2)	3.8
Changes in operating assets and liabilities:
Accounts receivable	(55.2)	10.1	22.5
Inventories	11.4	(90.2)	35.3
Accounts payable	109.1	214.2	77.3
Deferred revenue	(17.6)	(6.0)	1.5
Accrued expenses	24.2	2.2	51.4
Other current assets	(151.7)	28.4	18.7
Long-term receivables	(15.2)	(21.1)	(14.6)
Defined benefit liabilities	(107.0)	(130.5)	(276.9)
Other long-term liabilities	301.1	(119.5)	39.2
Other long-term assets	(145.5)	43.9	15.0
Net cash provided by operating activities	966.2	998.9	739.3
Investing Activities:
Capital expenditures	(386.0)	(302.1)	(185.5)
Proceeds from sales of assets	9.6	29.4	11.0
Business acquisitions, net of cash acquired	(707.3)	(1,179.6)	(550.3)
Proceeds from sales of businesses, net of cash sold	1,260.6	27.1	—
Cash acquired from Black & Decker	—	—	949.4
Undesignated interest rate swap terminations	—	(3.1)	30.1
Proceeds (payments) for net investment hedge settlements	5.8	(36.0)	14.9
Net cash provided by (used in) by investing activities	182.7	(1,464.3)	269.6
Financing Activities:
Payments on long-term debt	(1,422.3)	(403.2)	(515.8)
Proceeds from debt issuance	1,523.5	421.0	1,009.8
Net repayments on short-term borrowings	(19.0)	(199.4)	(263.6)
Stock purchase contract fees	(3.2)	(3.2)	(7.7)
Purchase of common stock for treasury	(1,073.9)	(11.1)	(4.9)
Net premium paid for equity option	(29.5)	(19.6)	(50.3)
Premium paid on debt extinguishment	(91.0)	—	—
Termination of interest rate swaps	58.2	—	—
Termination of forward starting interest rate swaps	(102.6)	—	(48.4)
Proceeds from issuances of common stock	126.4	119.6	396.1
Cash dividends on common stock	(304.0)	(275.9)	(201.6)
Net cash (used in) provided by financing activities	(1,337.4)	(371.8)	313.6
Effect of exchange rate changes on cash	(2.4)	1.3	22.2
(Decrease) Increase in cash and cash equivalents	(190.9)	(835.9)	1,344.7
Cash and cash equivalents, beginning of year	906.9	1,742.8	398.1
Cash and cash equivalents, end of year	$716.0	$906.9	$1,742.8
See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareowners’ Equity
Fiscal years ended December 29, 2012, December 31, 2011, and January 1, 2011
(Millions of Dollars, Except Per Share Amounts)

	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	ESOP	Treasury Stock	Non- Controlling Interests	Shareowners’ Equity
Balance January 2, 2010	$230.9	$126.7	$2,295.5	$(76.5)	$(80.8)	$(509.7)	$25.4	$2,011.5
Net earnings			198.2				—	198.2
Other comprehensive loss				(39.8)				(39.8)
Cash dividends declared — $1.34 per share			(193.9)					(193.9)
Equity purchase contracts — stock issuance	12.9	307.1						320.0
Issuance of common stock		(30.2)	—			95.5		65.3
Black & Decker consideration paid	196.9	4,458.9				0.4		4,656.2
Repurchase of common stock (79,357 shares)		—				(4.9)		(4.9)
Convertible equity — offering fees		(13.6)						(13.6)
Convertible equity — non-cash stock contract fees		(14.9)						(14.9)
Net premium paid and settlement of equity option		(48.6)				(1.7)		(50.3)
Non-controlling interest buyout		0.7					(1.6)	(0.9)
Non-controlling interests of acquired businesses							28.9	28.9
Other, stock-based compensation related		85.0						85.0
Tax benefit related to stock options exercised		14.6						14.6
ESOP and related tax benefit			2.0		6.3			8.3
Balance January 1, 2011	$440.7	$4,885.7	$2,301.8	$(116.3)	$(74.5)	$(420.4)	$52.7	$7,069.7
Net earnings	—	—	674.6	—	—	—	(0.1)	674.5
Other comprehensive loss				(232.9)				(232.9)
Cash dividends declared — $1.64 per share			(271.3)					(271.3)
Issuance of common stock		(22.4)				123.7		101.3
Forward obligation to purchase treasury shares		(350.0)						(350.0)
Equity purchase contracts — stock issuance		(0.4)						(0.4)
Net premium paid and settlement of equity option		(19.4)				(0.2)		(19.6)
Repurchase of common stock (164,710 shares)						(11.1)		(11.1)
Non-controlling interests of acquired businesses							10.6	10.6
Other, stock-based compensation related		68.9						68.9
Tax benefit related to stock options exercised		18.9						18.9
ESOP and related tax benefit			2.2		6.0			8.2
Balance December 31, 2011	$440.7	$4,581.3	$2,707.3	$(349.2)	$(68.5)	$(308.0)	$63.2	$7,066.8
Net earnings			883.8				(0.8)	883.0
Other comprehensive loss				(38.8)				(38.8)
Cash dividends declared — $1.80 per share			(293.8)				(1.0)	(294.8)
Issuance of common stock		(52.7)				161.4		108.7
Convertible equity-hedge share receipt		46.9				(46.9)		—
Delivery to Convertible note holder	1.6	(1.6)						—
Net premium paid on equity option		(29.5)						(29.5)
Repurchase of common stock (12,613,068 shares)		(170.0)				(903.9)		(1,073.9)
Non-controlling interest buyout		(8.3)					(13.3)	(21.6)
Non-controlling interests of acquired businesses							11.9	11.9
Stock-based compensation related		89.7						89.7
Tax benefit related to stock options exercised		17.7						17.7
ESOP and related tax benefit			2.2		5.7			7.9
Balance December 29, 2012	$442.3	$4,473.5	$3,299.5	$(388.0)	$(62.8)	$(1,097.4)	$60.0	$6,727.1
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

A. SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION — The Consolidated Financial Statements include the accounts of Stanley Black & Decker, Inc. and its majority-owned subsidiaries (collectively the “Company”) which require consolidation, after the elimination of intercompany accounts and transactions. The Company’s fiscal year ends on the Saturday nearest to December 31. There were 52 weeks in the fiscal years 2012, 2011 and 2010.
On March 12, 2010, a wholly owned subsidiary of The Stanley Works was merged with and into The Black & Decker Corporation ("Black & Decker"), with the result that Black & Decker became a wholly owned subsidiary of The Stanley Works (the "Merger"). In connection with the Merger, The Stanley Works changed its name to Stanley Black & Decker, Inc. The results of the operations and cash flows of Black & Decker have been included in the Company's consolidated financial statements from the time of the consummation of the Merger on March 12, 2010.
In December 2012, the Company sold its Hardware & Home Improvement business ("HHI") to Spectrum Brands Holdings, Inc. ("Spectrum") for approximately $1.4 billion in cash, of which $100 million is being held in escrow pending the close of the Tong Lung portion of the sale, which is expected to occur no later than April 2013. HHI is a provider of residential locksets, residential builders hardware and plumbing products marketed under the Kwikset, Weiser, Baldwin, Stanley, National and Pfister brands. During 2011, the Company sold three small businesses for total cash proceeds of $27.1 million. The operating results of these businesses, including the related gain or loss on sale, are reported as discontinued operations in all periods presented. Amounts previously reported have been reclassified to conform to this presentation in accordance with ASC 205 "Presentation of Financial Statements" ("ASC 205") to allow for meaningful comparison of continuing operations. The Consolidated Balance Sheets as of December 29, 2012 and December 31, 2011 aggregate amounts associated with discontinued operations as described above.
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
ACCOUNTS AND FINANCING RECEIVABLE — Trade receivables are stated at gross invoice amounts less discounts, other allowances and provisions for uncollectible accounts. Financing receivables are initially recorded at fair value, less impairments or provisions for credit losses. Interest income earned from financing receivables that are not delinquent is recorded on the effective interest method. The Company considers any financing receivable that has not been collected within 90 days of original billing date as past-due or delinquent. Additionally, the Company considers the credit quality of all past-due or delinquent financing receivables as nonperforming.
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
INVENTORIES — U.S. inventories are predominantly valued at the lower of Last-In First-Out (“LIFO”) cost or market because the Company believes it results in better matching of costs and revenues. Other inventories are valued at the lower of First-In, First-Out (“FIFO”) cost or market because LIFO is not permitted for statutory reporting outside the U.S. See Note C, Inventories, for a quantification of the LIFO impact on inventory valuation.

PROPERTY, PLANT AND EQUIPMENT — The Company generally values property, plant and equipment (“PP&E”), including capitalized software, at historical cost less accumulated depreciation and amortization. Costs related to maintenance and repairs which do not prolong the asset's useful life are expensed as incurred. Depreciation and amortization are provided using straight-line methods over the estimated useful lives of the assets as follows:

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
The Company assesses its long-lived assets for impairment when indicators that the carrying values may not be recoverable are present. In assessing long-lived assets for impairment, the Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are generated (“asset group”) and estimates the undiscounted future cash flows that are directly associated with, and expected to be generated from, the use of and eventual disposition of the asset group. If the carrying value is greater than the undiscounted cash flows, an impairment loss must be determined and the asset group is written down to fair value. The impairment loss is quantified by comparing the carrying amount of the asset group to the estimated fair value, which is determined using weighted-average discounted cash flows that consider various possible outcomes for the disposition of the asset group.
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
Indefinite-lived intangible asset carrying amounts are tested for impairment by comparing to current fair market value, usually determined by the estimated cost to lease the asset from third parties. Intangible assets with definite lives are amortized over their estimated useful lives generally using an accelerated method. Under this accelerated method, intangible assets are amortized reflecting the pattern over which the economic benefits of the intangible assets are consumed. Definite-lived intangible assets are also evaluated for impairment when impairment indicators are present. If the carrying value exceeds the total undiscounted future cash flows, a discounted cash flow analysis is performed to determine the fair value of the asset. If the carrying value of the asset were to exceed the fair value, it would be written down to fair value. No goodwill or other significant intangible asset impairments were recorded during 2012, 2011 or 2010.
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
Multiple Element Arrangements: Approximately eight percent of the Company’s revenues are generated by multiple element arrangements, primarily in the Security segment. When a sales agreement involves multiple elements, deliverables are separately identified and consideration is allocated based on their relative selling price in accordance with ASC 605-25, “Revenue Recognition — Multiple-Element Arrangements.”
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
The Company’s contract sales for the installation of security intruder systems and other construction-related projects are recorded under the percentage-of-completion method. Profits recognized on contracts in process are based upon estimated contract revenue and related total cost of the project at completion. The extent of progress toward completion is generally measured using input methods based on labor metrics. Revisions to these estimates as contracts progress have the effect of increasing or decreasing profits each period. Provisions for anticipated losses are made in the period in which they become determinable. For certain short duration and less complex installation contracts, revenue is recognized upon contract completion and customer acceptance. The revenues for monitoring and monitoring-related services are recognized as services are rendered over the contractual period.
Customer billings for services not yet rendered are deferred and recognized as revenue as the services are rendered. The associated deferred revenue is included in Accrued expenses or Other liabilities on the Consolidated Balance Sheets, as appropriate.
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

ADVERTISING COSTS — Television advertising is expensed the first time the advertisement airs, whereas other advertising is expensed as incurred. Advertising costs are classified in SG&A and amounted to $121.4 million in 2012, $134.4 million in 2011, and $103.0 million in 2010. Expense pertaining to cooperative advertising with customers reported as a reduction of net sales was $159.8 million in 2012, $151.7 million in 2011, and $138.8 million in 2010. Cooperative advertising with customers classified as SG&A expense amounted to $4.4 million in 2012, $7.4 million in 2011, and $5.5 million in 2010.
SALES TAXES — Sales and value added taxes collected from customers and remitted to governmental authorities are excluded from Net sales reported in the Consolidated Statements of Operations.
SHIPPING AND HANDLING COSTS — The Company generally does not bill customers for freight. Shipping and handling costs associated with inbound freight are reported in cost of sales. Shipping costs associated with outbound freight are reported as a reduction of net sales and amounted to $184.1 million, $160.5 million, and $130.4 million in 2012, 2011, and 2010, respectively. Distribution costs are classified as SG&A and amounted to $205.3 million, $204.7 million and $187.9 million in 2012, 2011 and 2010, respectively.
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
INCOME TAXES — The Company accounts for income taxes under the asset and liability method in accordance with ASC 740, "Income Taxes" ("ASC 740"), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. Any changes in tax rates on deferred tax assets and liabilities are recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent that it is more likely than not that these assets will be realized. In making this determination, Management considers all available positive and negative evidence, including future reversals of existing temporary differences, estimates of future taxable income, tax-planning strategies, and the realizability of net operating loss carry forwards. In the event that it is determined that an asset is not more likely that not to be realized, a valuation allowance is recorded against the asset. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event the Company were to determine that it would not be able to realize all or a portion of its deferred tax assets in the future, the unrealizable amount would be charged to earnings in the period in which that determination is made. Conversely, if the Company were to determine that it would be able to realize deferred tax assets in the future in excess of the net carrying amounts, it would decrease the recorded valuation allowance through a favorable adjustment to earnings in the period that the determination was made.
The Company records uncertain tax positions in accordance with ASC 740, which requires a two step process. First, management determines whether it is more likely than not that a tax position will be sustained based on the technical merits of the position and second, for those tax positions that meet the more likely than not threshold, management recognizes the largest amount of the tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related taxing authority. The Company maintains an accounting policy of recording interest and penalties on uncertain tax positions as a component of the income tax expense on continuing operations in the Consolidated Statement of Operations.

The Company is subject to tax in a number of locations, including many state and foreign jurisdictions. Significant judgment is required when calculating the worldwide provision for income taxes. Many factors are considered when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company's unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlements of ongoing audits or final decisions in transfer pricing matters. The Company periodically assesses its liabilities and contingencies for all tax years still subject to audit based on the most current available information, which involves inherent uncertainty.
EARNINGS PER SHARE — Basic earnings per share equals net earnings attributable to Stanley Black & Decker, Inc., less earnings allocated to restricted stock units with non-forfeitable dividend rights, divided by weighted-average shares outstanding during the year. Diluted earnings per share include the impact of common stock equivalents using the treasury stock method when the effect is dilutive.
NEW ACCOUNTING STANDARDS — In July 2012, the Financial Accounting Standards Board ("FASB") issued ASU 2012-02, "Intangibles - Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangibles Assets for Impairment (revised standard). The revised standard is intended to reduce the costs and complexity of the annual impairment testing by providing entities an option to perform a "qualitative" assessment to determine whether further impairment testing is necessary. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company did not early adopt this guidance for its 2012 annual impairment testing. The Company will adopt this guidance for its 2013 annual impairment testing.

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

In December 2011, the FASB issued guidance enhancing disclosure requirements on the nature of an entity's right to offset and related arrangements associated with its financial and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. The new disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013 and interim periods therein. Other than requiring additional disclosures, the Company does not expect a material impact to its consolidated financial statements upon adoption.

B. ACCOUNTS AND NOTES RECEIVABLE

(Millions of Dollars)	2012	2011
Trade accounts receivable	$1,454.1	$1,356.7
Trade notes receivable	125.9	100.2
Other accounts receivable	24.4	41.7
Gross accounts and notes receivable	1,604.4	1,498.6
Allowance for doubtful accounts	(66.2)	(53.6)
Accounts and notes receivable, net	$1,538.2	$1,445.0
Long-term trade notes receivable, net	$146.4	$131.2
Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries. Adequate reserves have been established to cover anticipated credit losses. Long-term trade financing receivables of $146.4 million and $131.2 million at December 29, 2012 and December 31, 2011, respectively, are reported within Other Assets in the Consolidated Balance Sheets. Financing receivables and long-term financing receivables are predominately related to certain security equipment leases with commercial businesses. Generally, the Company retains legal title to any equipment leases and bears the right to repossess such equipment in an event of default. All financing receivables are interest bearing and the Company has not classified any financing receivables as held-for-sale. Interest income earned from financing receivables that are not delinquent is recorded on the effective interest method. The Company considers any financing receivable that has not been collected within 90 days of original billing date as past-due or delinquent. Additionally, the Company considers the credit quality of all past-due or delinquent financing receivables as nonperforming.
The Company has an accounts receivable sale program that expires on December 11, 2014. According to the terms of that program the Company is required to sell certain of its trade accounts receivables at fair value to a wholly owned, consolidated, bankruptcy-remote special purpose subsidiary (“BRS”). The BRS, in turn, must sell such receivables to a third-party financial institution (“Purchaser”) for cash and a deferred purchase price receivable. The Purchaser’s maximum cash investment in the receivables at any time is $100.0 million. The purpose of the program is to provide liquidity to the Company. The Company accounts for these transfers as sales under ASC 860 “Transfers and Servicing”. Receivables are derecognized from the

Company’s Consolidated Balance Sheets when the BRS sells those receivables to the Purchaser. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred purchase price receivable. At December 29, 2012, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.
At December 29, 2012 and December 31, 2011, $80.0 million and $92.1 million, respectively, of net receivables were derecognized. Gross receivables sold amounted to $1,151.2 million ($1,011.3 million, net) for the year ended December 29, 2012 and $1,094.5 million ($966.4 million, net) for the year ended December 31, 2011. These sales resulted in a pre-tax loss of $3.0 million and $2.4 million for the years ended December 29, 2012 and December 31, 2011, respectively. These pre-tax losses include servicing fees of $0.5 million and $0.3 million for the years ended December 29, 2012 and December 31, 2011, respectively. Proceeds from transfers of receivables to the Purchaser totaled $1,001.1 million and $925.2 million for the years ended December 29, 2012 and December 31, 2011, respectively. Collections of previously sold receivables, including deferred purchase price receivables, and all fees, which are settled one month in arrears, resulted in payments to the Purchaser of $1,013.5 million and $865.3 million for the years ended December 29, 2012 and December 31, 2011, respectively.
The Company’s risk of loss following the sale of the receivables is limited to the deferred purchase price receivable, which was $45.0 million at December 29, 2012 and $17.6 million at December 31, 2011. The deferred purchase price receivable will be repaid in cash as receivables are collected, generally within 30 days, and as such the carrying value of the receivable recorded approximates fair value. Delinquencies and credit losses on receivables sold were $1.4 million for the year ended
December 29, 2012 and $0.8 million for the year ended December 31, 2011. Cash inflows related to the deferred purchase price receivable totaled $289.5 million for the year ended December 29, 2012 and $254.7 million for the year ended December 31, 2011. All cash flows under the program are reported as a component of changes in accounts receivable within operating activities in the Consolidated Statements of Cash Flows since all the cash from the Purchaser is either: 1) received upon the initial sale of the receivable; or 2) from the ultimate collection of the underlying receivables and the underlying receivables are not subject to significant risks, other than credit risk, given their short-term nature.

C. INVENTORIES

(Millions of Dollars)	2012	2011
Finished products	$962.6	$914.7
Work in process	124.1	134.8
Raw materials	229.9	221.4
Total	$1,316.6	$1,270.9
Net inventories in the amount of $401.3 million at December 29, 2012 and $415.2 million at December 31, 2011 were valued at the lower of LIFO cost or market. If the LIFO method had not been used, inventories would have been $49.3 million higher than reported at December 29, 2012 and $61.3 million higher than reported at December 31, 2011.

D. PROPERTY, PLANT AND EQUIPMENT

(Millions of Dollars)	2012	2011
Land	$113.5	$103.2
Land improvements	29.9	25.9
Buildings	470.8	423.2
Leasehold improvements	73.9	48.7
Machinery and equipment	1,644.0	1,363.4
Computer software	364.4	293.5
Property, plant & equipment, gross	$2,696.5	$2,257.9
Less: accumulated depreciation and amortization	(1,362.8)	(1,115.3)
Property, plant & equipment, net	$1,333.7	$1,142.6

Depreciation and amortization expense associated with property, plant and equipment was as follows:

(Millions of Dollars)	2012	2011	2010
Depreciation	$210.6	$194.4	$177.4
Amortization	27.3	34.1	26.0
Depreciation and amortization expense	$237.9	$228.5	$203.4

The amounts above are inclusive of depreciation and amortization expense for discontinued operations amounting to $21.2 million in 2012, $23.8 million in 2011 and $28.9 million in 2010.
E. MERGER AND ACQUISITIONS
PENDING ACQUISITION
On July 23, 2012, the Company announced that it had entered into a definitive agreement to acquire Infastech, a global manufacturer and distributor of specialty engineered fastening technology based in Hong Kong, for approximately $850 million. Infastech will be consolidated into the Company's Industrial segment. The transaction is subject to customary closing conditions and is expected to close in the first quarter of 2013.
2012 ACQUISITIONS
During 2012, the Company completed seven acquisitions for a total purchase price of $696.0 million, net of cash acquired. The largest of these acquisitions were AeroScout Inc. (“AeroScout”), which was purchased for $238.8 million, net of cash acquired, and Powers Fasteners, Inc. (“Powers”), which was purchased for $220.5 million, net of cash acquired. AeroScout develops, manufactures, and sells Real-Time Locating Systems ("RTLS") primarily to healthcare and certain industrial customers. Powers distributes fastening products such as mechanical anchors, adhesive anchoring systems, and powered forced-entry systems, mainly for commercial construction end customers. AeroScout was purchased in the second quarter and has been integrated within the Security and Industrial segments. Powers was also purchased in the second quarter and is part of the CDIY segment. The combined assets acquired for these acquisitions, including $185.4 million of intangible assets and $7.1 million of cash, are approximately $297.6 million, and the combined liabilities are approximately $115.1 million. The related goodwill associated with these two acquisitions is approximately $283.9 million. The total purchase price for the acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The purchase accounting for these recent acquisitions is substantially complete with the exception of certain minor items.

Five smaller acquisitions were completed during 2012 for a total purchase price of $236.7 million. The largest of these acquisitions were Lista North America (“Lista”), which was purchased for $89.7 million, net of cash acquired, and Tong Lung Metal Industry Co. ("Tong Lung"), which the Company purchased a 89% controlling share for $102.8 million, net of cash acquired, and assumed $20.1 million of short term debt. Lista's storage and workbench solutions complement the Industrial & Automotive Repair division's tool, storage, radio frequency identification ("RFID")-enabled systems, and specialty supply product and service offerings. Tong Lung manufactures and sells commercial and residential locksets. The residential portion of the business was part of the HHI sale and is expected to close no later than April 2013. Refer to Note T, Discontinued Operations, for further discussion of divestitures. Lista was purchased in the first quarter and is part of the Industrial segment. Tong Lung was purchased in the third quarter and is part of the Security segment. The purchase accounting for these recent acquisitions is substantially complete with the exception of certain minor items. In January 2013, the Company purchased the remaining outstanding shares of Tong Lung for approximately $12 million.
2011 ACQUISITIONS
NISCAYAH
In September 2011, the Company acquired Niscayah, one of the largest access control and surveillance solutions providers in Europe. Niscayah's integrated security solutions include video surveillance, access control, intrusion alarms and fire alarm systems, and its offerings include design and installation services, maintenance and repair, and monitoring systems. The acquisition expands and complements the Company’s existing security product offerings and further diversifies the Company’s operations and international presence.
The initial purchase of $984.5 million established a controlling ownership interest of 95% in Niscayah. This was accomplished as part of an existing tender offer to purchase all Niscayah outstanding shares at a price of 18 SEK per share, whereby the Company increased its ownership interest from 5.8% of the outstanding shares of Niscayah at July 2, 2011 to 95% of the outstanding shares at September 9, 2011. Over the remainder of 2011, the Company purchased additional outstanding shares of Niscayah, bringing the Company’s total ownership interest in Niscayah to 99% at December 31, 2011. During the second quarter of 2012, the Company purchased the remaining outstanding shares of Niscayah for $11.3 million, or 18 SEK per share. The total purchase price paid for Niscayah was $995.8 million. Niscayah has been consolidated into the Company's Security segment.
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

(Millions of Dollars)
Cash and cash equivalents	$21.1
Accounts and notes receivable, net	178.0
Inventories, net	55.1
Prepaid expenses and other current assets	45.3
Property, plant and equipment	32.3
Trade names	6.0
Customer relationships	350.0
Other assets	43.1
Short-term borrowings	(202.9)
Accounts payable	(55.8)
Deferred taxes	(143.5)
Other liabilities	(253.9)
Total identifiable net assets	$74.8
Goodwill	921.0
Total consideration transferred	$995.8
The weighted average useful lives assigned to the trade names and customer relationships were 4 years and 16 years, respectively.
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected cost synergies of the combined business, assembled workforce, and the going concern nature of Niscayah.
OTHER 2011 ACQUISITIONS
During 2011, the Company completed nine additional acquisitions for a total purchase price of $216.2 million, net of cash acquired. The largest of these acquisitions were Infologix, Inc. ("Infologix") and Microtec Enterprises, Inc. ("Microtec", which operates under the business name "AlarmCap"), which were purchased for $60.0 million and $58.8 million, respectively. Infologix is a leading provider of enterprise mobility solutions for the healthcare and commercial industries and adds an established provider of mobile workstations and asset tracking solutions. AlarmCap is a full service monitoring provider, which significantly increases the Company's Canadian footprint. Both acquisitions are part of the Company's Security segment. The Company also completed seven small acquisitions across all segments for a combined purchase price of $97.4 million. The purchase accounting for these 2011 acquisitions has been completed. There were no significant changes to the purchase price allocations made during 2012.
2010 ACQUISITIONS
During 2010, the Company completed ten acquisitions for a total purchase price of $550.3 million, of which approximately $451.6 million related to CRC-Evans. The net assets acquired of CRC-Evans, including $181.2 million of intangible assets, were approximately $233.6 million and the resulting goodwill was $218.0 million. The total purchase price for the acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The purchase price allocations for these acquisitions is complete.

MERGER
The Merger occurred on March 12, 2010 and the total fair value of consideration transferred as part of the Merger was $4,656.5 million, inclusive of all former Black & Decker shares outstanding and employee related equity awards. The transaction was accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values as of the merger date. The purchase price allocation for Black & Decker was completed during the first quarter of 2011. The measurement period adjustments recorded in the first quarter of 2011 did not have a significant impact on the Company's Consolidated Statements of Operations, Balance Sheet, or Statements of Cash Flows. The following table summarizes the fair values of major assets acquired and liabilities assumed as part of the Merger:

(Millions of Dollars)
Cash and cash equivalents	$949.4
Accounts and notes receivable, net	907.2
Inventories, net	1,066.3
Prepaid expenses and other current assets	257.7
Property, plant and equipment	545.2
Trade names	1,505.5
Customer relationships	383.7
Licenses, technology and patents	112.3
Other assets	243.4
Short-term borrowings	(175.0)
Accounts payable	(479.1)
Accrued expenses and other current liabilities	(849.9)
Long-term debt	(1,657.1)
Post-retirement benefits	(775.8)
Deferred taxes	(808.5)
Other liabilities	(517.8)
Total identifiable net assets	$707.5
Goodwill	3,949.0
Total consideration transferred	$4,656.5
The amount allocated to trade names includes $1.362 billion for indefinite-lived trade names. The weighted-average useful lives assigned to the finite-lived intangible assets are trade names --- 14 years; customer relationships --- 15 years; and licenses, technology and patents --- 12 years. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined business, assembled workforce, and the going concern nature of Black & Decker. It is estimated that $150.4 million of goodwill, relating to Black & Decker's pre-merger historical tax basis, will be deductible for tax purposes.
ACTUAL AND PRO-FORMA IMPACT FROM ACQUISITIONS
Actual Impact from Acquisitions
The Company's Consolidated Statement of Operations for the year ended December 29, 2012 includes $191.6 million in net sales and $5.9 million in net earnings for the 2012 acquisitions. These amounts include charges relating to inventory step-up, fair value adjustments to deferred revenue, and restructuring charges.
Pro-forma Impact from Acquisitions
The following table presents supplemental pro-forma information for continuing operations as if the Niscayah, AeroScout, Powers and other 2012 and 2011 acquisitions had occurred on January 3, 2011. This pro-forma information includes acquisition-related charges for the period. The pro-forma consolidated results are not necessarily indicative of what the Company’s consolidated net earnings would have been had the Company completed these acquisitions on January 3, 2011. In addition, the pro-forma consolidated results do not reflect the expected realization of any cost savings associated with the acquisitions.

	Year-to-Date
(Millions of Dollars, except per share amounts)	2012	2011
Net sales	$10,297.0	$10,408.6
Net earnings attributable to common shareowners	448.4	600.3
Diluted earnings per share-continuing operations	2.69	3.53
The 2012 pro-forma results were calculated by combining the results of Stanley Black & Decker with the stand-alone results of the 2012 acquisitions for their respective pre-acquisition periods. The following adjustments were made to account for certain costs which would have been incurred during this pre-acquisition period:

•
Elimination of the historical pre-acquisition intangible asset amortization expense and the addition of intangible asset amortization expense related to intangibles valued as part of the purchase price allocation that would have been incurred from January 1, 2012 to the acquisition dates, adjusted for the applicable tax impact.

•
Because the 2012 acquisitions were assumed to occur on January 3, 2011, there were no deal costs, inventory step-up amortization, or deferred revenue fair value amortization factored into the 2012 pro-forma year, as such expenses would have occurred in the first year following the acquisition.

•	Because the 2012 acquisitions were funded with existing cash resources and debt acquired was repaid, no additional interest expense was factored into the 2012 pro-forma year.
The 2011 pro-forma results were calculated by combining the results of Stanley Black & Decker with the stand-alone results of the 2011 and 2012 acquisitions for their respective pre-acquisition periods. The following adjustments were made to account for certain costs which would have been incurred during this pre-acquisition period:

•
Elimination of the historical pre-acquisition intangible asset amortization expense and the addition of intangible asset amortization expense related to intangibles valued as part of the purchase price allocation that would have been incurred from January 3, 2011 to the acquisition dates.

•	Additional expense for deal costs and the inventory step-up, where applicable, which would have been amortized as the corresponding inventory was sold.

•	Reduced revenue for fair value adjustments made to deferred revenue for Niscayah and AeroScout.

•	The modifications above were adjusted for the applicable tax impact.
F. GOODWILL AND INTANGIBLE ASSETS
GOODWILL — The changes in the carrying amount of goodwill by segment are as follows:

(Millions of Dollars)	CDIY	Industrial	Security	Total
Balance December 31, 2011	$2,919.9	$1,291.4	$2,226.9	$6,438.2
Reclass to Assets Held for Sale	—	—	(38.7)	(38.7)
Addition from acquisitions	100.9	59.1	365.8	525.8
Foreign currency translation and other	9.7	43.8	42.3	95.8
Balance December 29, 2012	$3,030.5	$1,394.3	$2,596.3	$7,021.1
In accordance with ASC 350, portions of the goodwill associated with the CDIY and Security segments were allocated to HHI based on the relative fair value of the business disposed of and the portions of the reporting units that were retained. Accordingly, goodwill for the CDIY and Security segments was reduced by $84.3 million and $397.6 million, respectively, and included in the gain on sale of HHI.

INTANGIBLE ASSETS — Intangible assets at December 29, 2012 and December 31, 2011 were as follows:

	2012		2011
(Millions of Dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets — Definite lives
Patents and copyrights	$52.1	$(40.3)	$51.0	$(36.8)
Trade names	142.5	(68.8)	136.3	(54.2)
Customer relationships	1,707.9	(628.1)	1,612.8	(473.6)
Other intangible assets	262.7	(101.4)	175.3	(81.9)
Total	$2,165.2	$(838.6)	$1,975.4	$(646.5)
Total indefinite-lived trade names are $1,608.0 million at December 29, 2012 and $1,615.0 million at December 31, 2011. The change in value is due to fluctuations of currency and an asset impairment recorded in the third quarter of 2012 as it was determined that the carrying value of the asset exceeded its fair value.
Aggregate intangible assets amortization expense by segment was as follows:

(Millions of Dollars)	2012	2011	2010
CDIY	$35.9	$31.8	$27.9
Security	113.2	107.8	95.1
Industrial	58.3	42.0	22.3
Consolidated	$207.4	$181.6	$145.3
The amounts above are inclusive of amortization expense for discontinued operations amounting to $17.5 million in 2012, $16.9 million in 2011, and $14.0 million in 2010.
Future amortization expense in each of the next five years amounts to $175.8 million for 2013, $159.4 million for 2014, $141.7 million for 2015, $134.6 million for 2016, $127.9 million for 2017 and $587.2 million thereafter.

G. ACCRUED EXPENSES
Accrued expenses at December 29, 2012 and December 31, 2011 were as follows:

(Millions of Dollars)	2012	2011
Payroll and related taxes	$294.4	$285.9
Income and other taxes	220.0	224.1
Customer rebates and sales returns	77.2	82.1
Insurance and benefits	88.9	84.2
Accrued restructuring costs	125.2	70.0
Derivative financial instruments	78.0	156.9
Warranty costs	78.6	77.9
Deferred revenue	78.6	89.8
Forward stock purchase contract	350.0	—
Other	290.6	319.4
Total	$1,681.5	$1,390.3

H. LONG-TERM DEBT AND FINANCING ARRANGEMENTS
Long-term debt and financing arrangements at December 29, 2012 and December 31, 2011 follow:

	Interest Rate	2012	2011
Notes payable due 2012	4.90%	—	204.2
Convertible notes payable due in 2012	3 month LIBOR less 3.50%	—	316.1
Notes payable due 2013	6.15%	—	259.2
Notes payable due 2014	4.75%	—	312.7
Notes payable due 2014	8.95%	—	388.7
Notes payable due 2016	5.75%	326.8	330.5
Notes payable due in 2018 (junior subordinated)	4.25%	632.5	632.5
Notes payable due 2021	3.40%	417.1	402.9
Notes payable due 2022	2.90%	799.3	—
Notes payable due 2028	7.05%	169.6	167.5
Notes payable due 2040	5.20%	404.4	399.7
Notes payable due 2052 (junior subordinated)	5.75%	750.0	—
Other, payable in varying amounts through 2021	0.00% — 7.14%	37.2	38.2
Total long-term debt, including current maturities		$3,536.9	$3,452.2
Less: Current maturities of long-term debt		(10.4)	(526.4)
Long-term debt		$3,526.5	$2,925.8
Aggregate annual principal maturities of long-term debt for each of the years from 2013 to 2017 are $10.4 million, $6.7 million, $3.6 million, $303.0 million, $1.9 million, respectively and $3,148.7 million thereafter. These debt maturities represent the principal amounts to be paid and accordingly exclude the remaining $32.4 million of unamortized debt fair value adjustment, which increased the Black & Decker debt, as well as $30.2 million of fair value adjustments and unamortized interest rate swap termination gains as described in Note I, Derivative Financial Instruments. Interest paid during 2012, 2011 and 2010 amounted to $167.0 million, $135.4 million and $76.0 million, respectively.
In November 2012, the Company issued $800 million of senior unsecured term notes, maturing on November 1, 2022 (“2022 Term Notes”) with fixed interest payable semi-annually, in arrears, at a rate of 2.90% per annum. The 2022 Term Notes are unsecured and rank equally with all of the Company's existing and future unsecured and unsubordinated debt. The 2022 Term Notes are guaranteed on a senior unsecured basis by The Black & Decker Corporation, a subsidiary of the Company, and are not obligations of or guaranteed by any of the Company's other subsidiaries. As a result, the 2022 Term Notes are structurally subordinated to all debt and other liabilities of the Company's subsidiaries, other than The Black & Decker Corporation. The Company received net proceeds of $793.9 million which reflects a discount of $0.7 million and $5.4 million of underwriting expenses and other fees associated with the transaction. The Company used the net proceeds from the offering for general corporate purposes, including repayment of short term borrowings. The 2022 Term Notes include a Change of Control provision that would apply should a Change of Control event (as defined in the Indenture governing the 2022 Term Notes) occur. The Change of Control provision states that the holders of the Term Notes may require the Company to repurchase, in cash, all of the outstanding 2022 Term Notes for a purchase price at 101.0% of the original principal amount, plus any accrued and unpaid interest outstanding up to the repurchase date.
In July and August 2012, the Company repurchased $250.0 million of The Stanley Works 6.15% senior notes due 2013, $350.0 million of The Black & Decker Corporation's 8.95% senior notes due 2014 and $300.0 million of The Black & Decker Corporation's 4.75% senior notes due 2014 by initiating an open market tender offer to purchase for cash any and all of the notes, followed by exercising its right under the optional redemption provision of each note to repurchase any remaining notes not repurchased in the tender offer. The Company paid a premium of $91 million to extinguish the notes, which was offset by gains of $35 million from fair value adjustments made in purchase accounting and $10.5 million from terminated derivatives, resulting in a net pre-tax loss of $45.5 million.
In July 2012, the Company issued $750.0 million of junior subordinated debentures, maturing on July 25, 2052 (“2052 Subordinated Debentures”) with fixed interest payable quarterly, in arrears, at a rate of 5.75% per annum. The 2052 Subordinated Debentures are unsecured and rank subordinate and junior in right of payment to all of the Company's existing and future senior debt. The 2052 Subordinated Debentures are not guaranteed by any of the Company's subsidiaries and are therefore, structurally subordinated to all debt and other liabilities of the Company's subsidiaries. The Company received net proceeds of $729.4 million and paid $20.6 million of fees associated with the transaction. The Company used the net proceeds from the offering for general corporate purposes, including repayment of debt and refinancing of near term debt maturities. The Company may, so long as there is no event of default with respect to the debentures, defer interest payments on the debentures, from time to time, for one or more Optional Deferral Periods (as defined in the indenture governing the 2052 Subordinated Debentures) of up to five consecutive years per period. Deferral of interest payments cannot extend beyond the maturity date of the debentures. Additionally, the 2052 Subordinated Debentures include an optional redemption whereby the Company may elect to redeem the debentures, in whole or in part, at the redemption price plus accrued and unpaid interest if redeemed before July 25, 2017, or at 100% of their principal amount plus accrued and unpaid interest if redeemed after July 25, 2017.

In May 2012, the Company repaid the $320.0 million principal of its Convertible Notes at maturity, in cash. Additionally, the Company settled the conversion option value by delivering 640,018 common shares. The conversion rate was 15.6666 per $1,000 note (equivalent to a conversion price set at $63.83 per common share), and the applicable market value of the Company's stock at settlement was $73.24. The Company's Bond Hedge also matured May 17, 2012 resulting in the receipt of 640,772 common shares from the counterparties. The aggregate effect of these financial instruments was a 754 share reduction in the Company’s common shares. During August and September 2012, 4,938,624 stock warrants associated with the Convertible Notes expired. No shares were issued upon their expiration as the warrants were out of the money.
In November 2011, the Company issued $400.0 million of senior unsecured Term Notes, maturing on December 1, 2021 (“2021 Term Notes”) with fixed interest payable semi-annually in arrears at a rate of 3.40% per annum. The 2021 Term Notes rank equally with all of the Company’s existing and future unsecured and unsubordinated debt. The 2021 Term Notes are guaranteed on a senior unsecured basis by The Black & Decker Corporation, a subsidiary of the Company, and are not obligations of or guaranteed by any of the Company’s other subsidiaries. As a result, the 2021 Term Notes are structurally subordinated to all debt and other liabilities of the Company’s subsidiaries, other than The Black & Decker Corporation. The Company received net proceeds of $397.0 million which reflects a discount of $0.4 million to achieve a 3.40% interest rate and paid $2.6 million of fees associated with the transaction. The Company used the net proceeds from the offering primarily to reduce its short term borrowings under its existing commercial paper program. The 2021 Term Notes include a Change of Control provision that would apply should a Change of Control event (as defined in the Indenture governing the 2021 Term Notes) occur. The Change of Control provision states that the holders of the Term Notes may require the Company to repurchase, in cash, all of the outstanding 2021 Term Notes for a purchase price at 101.0% of the original principal amount, plus any accrued and unpaid interest outstanding up to the repurchase date. Additionally, the 2021 Term Notes include a par call whereby the Company, on or after September 1, 2021, may elect to repay the notes at par. The $417.1 million of debt reported at December 29, 2012 reflects the fair value adjustment related to a fixed-to-floating interest rate swap entered into in December 2011, as detailed in Note I, Derivative Financial Instruments.
In 2010, the Company acquired $1.832 billion of total debt and short-term borrowings in connection with the Merger which included $157.1 million to increase the debt balance to its estimated fair value. Principal amounts and maturities of the notes acquired in the Merger were: $400.0 million due in 2011, $300.0 million due in 2014, $350.0 million due in 2014, $300.0 million due in 2016 and $150.0 million due in 2028. As noted above, in 2012, The Company repurchased the $300.0 million notes due 2014 and $350 million notes due 2014. $175.0 million of assumed short-term borrowings were repaid in April 2010 with the proceeds from additional commercial paper borrowings. The Company executed a full and unconditional guarantee of the existing debt of The Black & Decker Corporation and Black & Decker Holdings, LLC (this guarantee is applicable to all of the Black & Decker outstanding notes payable), and Black & Decker executed a full and unconditional guarantee of the existing debt of the Company, excluding the Company’s Junior Subordinated Debt (redeemed in December 2010), including for payments of principal and interest and as such these notes rank equally in priority with the Company’s unsecured and unsubordinated debt. Refer to Note U, Parent and Subsidiary Debt Guarantees, for additional information pertaining to these debt guarantees.
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
At December 29, 2012, the Company's carrying value of the $300.0 million notes payable due in 2016 includes increases of $16.0 million associated with the fair value adjustment made in purchase accounting and $10.8 million pertaining to the unamortized gain on a previously terminated swap.
At December 29, 2012, the Company had a fixed-to-floating interest rate swap on its $150.0 million notes payable due in 2028. The carrying value of the notes payable due in 2028 includes $3.2 million pertaining to the fair value adjustment of the swap and $16.4 million associated with fair value adjustments made in purchase accounting.
At December 29, 2012, the Company had a fixed-to-floating interest rate swaps on its $400.0 million notes payable due in 2021. The carrying value of the notes payable due in 2021 includes $1.1 million pertaining to the fair value adjustment of the swaps and $16.3 million pertaining to the unamortized gain on previously terminated swaps slightly offset by $0.3 million unamortized discount on the notes.
Unamortized gains and fair value adjustments associated with interest rate swaps are more fully discussed in Note I, Derivative Financial Instruments.
Commercial Paper and Credit Facilities
At December 29, 2012 and December 31, 2011, the Company had no commercial paper borrowings outstanding against the Company’s $2.0 billion commercial paper program.

At December 29, 2012, the Company had a $1.0 billion 364 day committed credit facility ("facility"). The facility contains a one year term-out provision and borrowings under the Credit Agreement may include U.S. Dollars up to the $1.0 billion commitment or in Euro or Pounds Sterling subject to a foreign currency sublimit of $400.0 million and bear interest at a floating rate dependent upon the denomination of the borrowing. Repayments must be made by July 12, 2013, unless the one year term-out election is made, or upon an earlier termination date of the Credit Agreement, at the election of the Company. As of December 29, 2012 and December 31, 2011, the Company had not drawn on the commitments provided by the facility. The facility is designated to be a liquidity back-stop for the Company's $2.0 billion commercial paper program. In addition, the Company has a four year $1.2 billion committed credit facility (the “Credit Agreement”). Borrowings under the Credit Agreement may include U.S. Dollars up to the $1.2 billion commitment or in Euro or Pounds Sterling subject to a foreign currency sublimit of $400.0 million and bear interest at a floating rate dependent upon the denomination of the borrowing. Repayments must be made on March 11, 2015 or upon an earlier termination date of the Credit Agreement, at the election of the Company. The Company has not drawn on the commitments provided by the Credit Agreement. This credit facility is designated to be a liquidity back-stop for the Company’s $2.0 billion commercial paper program. At December 31, 2011, the Company had a $750 million 364 day credit facility in connection with the Niscayah acquisition which the Company terminated with the concurrent execution of the $1.0 billion 364 day facility.
In addition, the Company has short-term lines of credit that are primarily uncommitted, with numerous banks, aggregating $382.3 million, of which $337.5 million was available at December 29, 2012. Short-term arrangements are reviewed annually for renewal.
The aggregate amount of committed and uncommitted, long and short-term lines is $2.6 billion, of which $1.1 million is recorded as short-term borrowings at December 29, 2012. In addition, $43.7 million of the short-term credit lines was utilized primarily pertaining to outstanding letters of credit for which there are no required or reported debt balances. The weighted average interest rates on short-term borrowings, primarily commercial paper, for the fiscal years ended December 29, 2012 and December 31, 2011 were 0.4% and 0.3%, respectively.
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
Holders of the Purchase Contracts are paid contract adjustment payments (“contract adjustment payments”) at a rate of 0.50% per annum, payable quarterly in arrears on February 17, May 17, August 17 and November 17 of each year, commencing February 17, 2011. The $14.9 million present value of the contract adjustment payments reduced Shareowners’ Equity at inception. As each quarterly contract adjustment payment is made, the related liability will be relieved with the difference between the cash payment and the present value of the contract adjustment payment recorded as interest expense (at inception approximately $0.9 million accretion over the five year term). At December 29, 2012 the liability reported for the contract adjustment payments amounted to $9.0 million. The Company has the right to defer the payment of contract adjustment payments until no later than the Purchase Contract settlement date or the triggered early settlement date (each as described below), as applicable. Any deferred contract adjustment payments will accrue additional contract adjustment payments at the rate of 4.75% per year until paid, compounded quarterly.
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
Following the issuance of Convertible Preferred Stock upon settlement of a holder’s Purchase Contracts, a holder of Convertible Preferred Stock may, at its option, at any time and from time to time, convert some or all of its outstanding shares of Convertible Preferred Stock as described below at a conversion rate of 1.3333 shares of the Company’s common stock per share of Convertible Preferred Stock (subject to customary anti-dilution adjustments), which is equivalent to an initial conversion price of approximately $75.00 per share of common stock. At December 29, 2012, the conversion rate on the Convertibles Notes due 2012 was 1.3475 (equivalent to a conversion price set at $74.21 per common share). If a fundamental change occurs, in certain circumstances the conversion rate may be adjusted by a fundamental change make-whole premium.
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
Notes:
The $632.5 million principal amount of the Notes is due November 17, 2018. At maturity, the Company is obligated to repay the principal in cash. The Notes bear interest at an initial rate of 4.25% per annum, initially payable quarterly in arrears on February 17, May 17, August 17 and November 17 of each year, commencing February 17, 2011, subject to the Company’s right to defer interest payments. The Notes are the Company’s direct, unsecured general obligations and are initially subordinated and junior in right of payment to the Company’s existing and future senior indebtedness. The Notes initially rank equally in right of payment with all of the Company’s other junior subordinated debt. The Notes are initially pledged as collateral to guarantee the obligations of holders of Purchase Contracts to purchase Convertible Preferred Stock. The Notes will be released from that pledge arrangement (1) following a successful remarketing, (2) following the substitution of cash to purchase certain treasury unit collateral, (3) following the substitution of cash during certain periods prior to the final remarketing period or triggered remarketed period for the Notes, (4) following the early settlement of the Purchase Contracts or (5) following certain events of bankruptcy, insolvency or reorganization. The unamortized deferred issuance cost of the Notes was $5.0 million at December 29, 2012. The remaining unamortized balance will be recorded to interest expense through the Notes maturity in November 2018.
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

Interest expense of $26.9 million, $26.9 million and $4.5 million was recorded for 2012, 2011 and 2010, respectively, related to the contractual interest coupon on the Notes for the periods presented based upon the 4.25% rate.
Equity Option:
In order to offset the common shares that may be deliverable upon conversion of shares of Convertible Preferred Stock, the Company entered into capped call transactions (equity options) with certain major financial institutions (the “capped call counterparties”). The capped call transactions cover, subject to anti-dilution adjustments, the number of shares of common stock equal to the number of shares of common stock underlying the maximum number of shares of Convertible Preferred Stock issuable upon settlement of the Purchase Contracts. Each of the capped call transactions had an original term of approximately five years and initially has a lower strike price of $75.00, which corresponds to the initial conversion price of the Convertible Preferred Stock, and an upper strike price of $97.95, which is approximately 60% higher than the closing price of the common stock on November 1, 2010. At December 29, 2012, the capped call transactions had an adjusted lower strike price of $74.21 and an adjusted upper strike price of $96.92. The Company paid $50.3 million of cash to fund the cost of the capped call transactions, which was recorded as a reduction of Shareowners’ Equity. The capped call transactions may be settled by net share settlement or, at the Company’s option and subject to certain conditions, cash settlement, physical settlement or modified physical settlement (in which case the number of shares the Company will receive will be reduced by a number of shares based on the excess, if any, of the volume-weighted average price of its common stock, as measured under the terms of the capped call transactions, over the upper strike price of the capped call transactions). If the capped call transactions are exercised and the volume-weighted average price per share of common stock, as measured under the terms of the capped call transactions, is greater than the lower strike price of the capped call transactions but not greater than the upper strike price of the capped call transactions, then the value the Company expects to receive from the capped call counterparties will be generally based on the amount of such excess. As a result, the capped call transactions may offset the potential dilution upon conversion of the Convertible Preferred Stock. If, however, the volume-weighted average price per share of common stock, as measured under the terms of the capped call transactions, exceeds the upper strike price of the capped call transactions, the value the Company expects to receive upon the exercise of the capped call transactions (or portions thereof) will be approximately equal to (x) the excess of the upper strike price of the capped call transactions over the lower strike price of the capped call transactions times (y) the number of shares of common stock relating to the capped call transactions (or the portions thereof) being exercised, in each case as determined under the terms of the capped call transactions. As a result, the dilution mitigation under the capped call transactions will be limited based on such capped value.

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
A summary of the fair value of the Company’s derivatives recorded in the Consolidated Balance Sheets are as follows (in millions):

	Balance Sheet Classification	2012	2011	Balance Sheet Classification	2012	2011
Derivatives designated as hedging instruments:
Interest Rate Contracts Cash Flow	Other current assets	$—	$—	Accrued expenses	$—	$86.9
Interest Rate Contracts Fair Value	Other current assets	18.5	21.7	Accrued expenses	3.3	5.2
	LT other assets	6.4	15.2	LT other liabilities	4.6	—
Foreign Exchange Contracts Cash Flow	Other current assets	—	5.3	Accrued expenses	2.6	1.4
	LT other assets	—	—	LT other liabilities	—	0.8
Net Investment Hedge	Other current assets	0.2	27.7	Accrued expenses	25.7	—
		$25.1	$69.9		$36.2	$94.3
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$73.9	$48.1	Accrued expenses	$46.4	$63.4
LT other assets		—	24.5	LT other liabilities	8.9	24.0
		$73.9	$72.6		$55.3	$87.4
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
In 2012 and 2011, significant cash flows related to derivatives including those that are separately discussed in Cash Flow Hedges, Fair Value Hedges and Net Investment Hedges below resulted in net cash paid of $79.8 million and $58.9 million, respectively.
CASH FLOW HEDGES — There was a $93.5 million after-tax loss and a $75.9 million after-tax loss as of December 29, 2012 and December 31, 2011, respectively, reported for cash flow hedge effectiveness in Accumulated other comprehensive loss. An after-tax loss of $15.1 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next twelve months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies and interest rates through the maturity dates.

The tables below detail pre-tax amounts reclassified from Accumulated other comprehensive income (loss) into earnings for active derivative financial instruments during the periods in which the underlying hedged transactions affected earnings for the twelve months ended December 29, 2012 and December 31, 2011 (in millions):

Year-to-date 2012 (In millions)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Interest Rate Contracts	$—	Interest expense	$—	$—
Foreign Exchange Contracts	$(11.2)	Cost of sales	$1.9	—

Year-to-date 2011 (In millions)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Interest Rate Contracts	$(69.6)	Interest expense	$—	$—
Foreign Exchange Contracts	$(2.9)	Cost of sales	$(21.1)	—
* Includes ineffective portion and amount excluded from effectiveness testing on derivatives.

For 2012, the hedged items’ impact to the Consolidated Statement of Operations was a loss of $1.9 million in Cost of Sales. For 2011, the hedged items’ impact to the Consolidated Statement of Operations was a gain of $21.1 million in Cost of Sales. There was no impact related to the interest rate contracts’ hedged items for any period presented. The impact of de-designated hedges was immaterial for all periods presented.
During 2012, 2011 and 2010, an after-tax loss of $2.9 million, an after-tax loss of $15.9 million and an after-tax loss of $2.9 million, respectively, was reclassified from Accumulated other comprehensive income (loss) into earnings (inclusive of the gain/loss amortization on terminated derivative financial instruments) during the periods in which the underlying hedged transactions affected earnings.
Interest Rate Contract: The Company enters into interest rate swap agreements in order to obtain the lowest cost source of funds within a targeted range of variable to fixed-rate debt proportions. As of December 29, 2012, all interest rate swaps designated as cash flow hedges were terminated as discussed below. At December 31, 2011, the Company had $400 million of forward starting swaps outstanding fixing the interest rate on the expected refinancing of debt in 2012.
In December 2009, the Company executed forward starting interest rate swaps with an aggregate notional amount of $400 million fixing 10 years of interest payments at 4.78%. The objective of the hedge was to offset the expected variability on future payments associated with the interest rate on debt instruments. In 2012, these contracts were terminated. The terminations resulted in cash payments of $102.6 million, which was recorded in accumulated other comprehensive loss and will be amortized to earnings over future periods. The cash flows stemming from the termination of such interest rate swaps designated as cash flow hedges are presented within financing activities in the Consolidated Statements of Cash Flows.
In May 2010, the Company executed forward starting interest rate swaps with an aggregate notional amount of $400 million fixing interest at 3.95%. The objective of the hedge was to offset the expected variability on future payments associated with the interest rate on debt instruments. In connection with the August 31, 2010 issuance of the $400 million of senior unsecured 2040 Term Bonds, as discussed in Note H, Long Term Debt and Financing Arrangements, these forward-starting interest rate swaps were terminated. The terminations resulted in cash payments of $48.4 million. This loss was recorded in Accumulated other comprehensive loss and will be amortized to earnings over future periods. The cash flows stemming from the termination of such interest rate swaps designated as cash flow hedges are presented within financing activities in the Consolidated Statement of Cash Flows.
Foreign Currency Contracts
Forward Contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from subsidiaries with non-U.S. dollar functional currencies which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases of inventory. Gains and losses reclassified from Accumulated other comprehensive loss for the effective and ineffective portions of the hedge as well as any amounts excluded from effectiveness testing are recorded in cost of sales. Gains and losses incurred after a hedge has been de-designated are not recorded in Accumulated other comprehensive income, but are recorded directly to the Consolidated Statement of Operations and Comprehensive Income in other-net. At December 29, 2012, the notional value of the forward currency contracts outstanding was $154.0 million, all of which was designated, and matures at various dates through 2013. At December 31, 2011, the notional value of the forward currency contracts outstanding was $196.8 million, of which $19.8 million had been de-designated, maturing at various dates through 2013.
Purchased Option Contracts: The Company and its subsidiaries have entered into various inter-company transactions whereby the notional values are denominated in currencies other than the functional currencies of the party executing the trade. In order to better match the cash flows of its inter-company obligations with cash flows from operations, the Company enters into purchased option contracts. Gains and losses reclassified from Accumulated other comprehensive income (loss) for the effective and ineffective portions of the hedge as well as any amounts excluded from effectiveness testing are recorded in cost of sales. At December 29, 2012, the notional value of option contracts outstanding was $173.0 million maturing at various dates through 2013. As of December 31, 2011, there were no purchased option contracts outstanding.
FAIR VALUE HEDGES
Interest Rate Risk: In an effort to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, the Company enters into interest rate swaps. In October 2012, the Company entered into interest rate swaps with notional values which equaled the Company's $400 million 3.4% notes due in 2021 and the Company's $400 million 5.2% notes due in 2040. In January 2012, the Company entered into interest rate swaps with notional values which equaled the Company's $150 million 7.05% notes due in 2028. These interest rate swaps effectively converted the Company’s fixed rate debt to floating rate debt based on LIBOR, thereby hedging the fluctuation in fair value resulting from changes in interest rates.

Previously, the Company entered into interest rate swaps related to certain of its notes payable which were subsequently terminated as discussed below. In January 2012 and December 2011, the Company entered into interest rate swaps related to the Company's $400 million 3.4% notes due in 2021. In December 2010, the Company entered into interest rate swaps with notional values which equaled the Company’s $300 million 4.75% notes due in 2014 and $300 million 5.75% notes due in 2016. In January 2009, the Company entered into interest rate swaps with notional values which equaled the Company’s $200 million 4.9% notes due in 2012 and $250 million 6.15% notes due in 2013.
In January 2012, the Company terminated interest rates swaps with notional values equal to the Company's $300 million 4.75% notes due in 2014, $300 million 5.75% notes due in 2016, $200 million 4.9% notes due in 2012 and $250 million 6.15% notes due in 2013. In November 2012, the Company terminated interest rate swaps with notional values equal to the Company's $400 million notes due in 2021. These terminations resulted in cash receipts of $58.2 million. The resulting gain of $44.7 million was deferred and will be amortized to earnings over the remaining life of the notes. In July 2012, the Company repurchased the $250 million 6.15% notes due in 2013 and $300 million 4.75% notes due 2014 and, as a result, $11.1 million of the previously deferred gain was recognized in earnings at that time.
The changes in fair value of the interest rate swaps were recognized in earnings as well as the offsetting changes in fair value of the underlying notes. The notional value of open contracts was $950.0 million and $1.250 billion as of December 29, 2012 and December 31, 2011, respectively. A summary of the fair value adjustments relating to these swaps is as follows (in millions):

	Year-to-Date 2012		Year-to-Date 2011
Income Statement Classification	Gain/(Loss) on Swaps	Gain /(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain /(Loss) on Borrowings
Interest Expense	$27.2	$(27.2)	$27.8	$(27.8)
In addition to the amounts in the table above, the net swap accruals for each period and amortization of the gains on terminated swaps are also reported in interest expense and totaled $35.1 million and $19.3 million for 2012 and 2011, respectively. Interest expense on the underlying debt was $31.4 million and $56.0 million for 2012 and 2011, respectively.
NET INVESTMENT HEDGES
Foreign Exchange Contracts: The Company utilizes net investment hedges to offset the translation adjustment arising from re-measurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive loss were losses of $63.3 million and $32.7 million at December 29, 2012 and December 31, 2011, respectively. As of December 29, 2012, the Company had foreign exchange contracts that mature at various dates through October 2013 with notional values totaling $940.6 million outstanding hedging a portion of its pound sterling denominated net investment. As of December 31, 2011, the Company had foreign exchange contracts with notional values totaling $925.4 million outstanding hedging a portion of its pound sterling net investment. For the year ended December 29, 2012, maturing foreign exchange contracts resulted in net cash receipts of $5.8 million. For the year ended December 31, 2011, maturing foreign exchange contracts resulted in net cash payments of $36.0 million. Gains and losses on net investment hedges remain in Accumulated other comprehensive income (loss) until disposal of the underlying assets. The details of the pre-tax amounts are below (in millions):

	Year-to-Date 2012			Year-to-Date 2011
Income Statement Classification	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement
Other-net	$(47.6)	$—	$—	$(2.4)	$—	$—
*Includes ineffective portion and amount excluded from effectiveness testing.
UNDESIGNATED HEDGES
Foreign Exchange Contracts: Currency swaps and foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the contracts outstanding at December 29, 2012 was $4.3 billion of forward contracts and $105.6 million in currency swaps, maturing at various dates primarily through 2013 with the currency swap maturing in 2014. The total notional amount of the contracts outstanding at December 31, 2011 was $3.9 billion of forward contracts and $100.8 million in currency swaps. The income statement impacts related to derivatives not designated as hedging instruments for 2012 and 2011 are as follows (in millions):

Derivatives Not Designated as Hedging Instruments under ASC 815	Income Statement Classification	Year-to-Date 2012 Amount of Gain (Loss) Recorded in Income on Derivative	Year-to-Date 2011 Amount of Gain (Loss) Recorded in Income on Derivative
Foreign Exchange Contracts	Other-net	$10.0	$(3.3)
J. CAPITAL STOCK
EARNINGS PER SHARE — The following table reconciles net earnings attributable to common shareowners and the weighted average shares outstanding used to calculate basic and diluted earnings per share for the fiscal years ended December 29, 2012, December 31, 2011, and January 1, 2011.
Earnings per Share Computation

	2012	2011	2010
Numerator (in millions):
Net earnings from continuing operations attributable to common shareowners	$449.5	$598.4	$150.6
Net earnings from discontinued operations	434.3	76.2	47.6
Net earnings attributable to common shareowners	$883.8	$674.6	$198.2
Less: Earnings attributable to participating restricted stock units (“RSU’s”)	1.2	1.4	0.5
Net Earnings — basic	$882.6	$673.2	$197.7
Net Earnings — diluted	$883.8	$674.6	$198.2

	2012	2011	2010
Denominator (in thousands):
Basic earnings per share –– weighted-average shares	163,067	165,832	147,224
Dilutive effect of stock options and awards	3,634	4,273	2,943
Diluted earnings per share –– weighted-average shares	166,701	170,105	150,167

	2012	2011	2010
Earnings per share of common stock:
Basic earnings per share of common stock:
Continuing operations	$2.75	$3.60	$1.02
Discontinued operations	2.66	0.46	0.32
Total basic earnings per share of common stock	$5.41	$4.06	$1.34
Diluted earnings per share of common stock:
Continuing operations	$2.70	$3.52	$1.00
Discontinued operations	2.61	0.45	0.32
Total dilutive earnings per share of common stock	$5.30	$3.97	$1.32
The following weighted-average stock options and warrants were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	2012	2011	2010
Number of stock options	1,825	2,379	2,760
Number of stock warrants	3,419	4,939	4,939
Number of shares related to May 2010 equity purchase contracts	—	—	2,210
Number of shares related to the convertible preferred units	—	8,458	1,054
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
COMMON STOCK SHARE ACTIVITY — Common stock share activity for 2012, 2011 and 2010 was as follows:

	2012	2011	2010
Outstanding, beginning of year	169,046,961	166,347,430	80,478,624
Shares issued as part of the merger	—	—	78,497,261
Shares issued from Equity Units Offering	—	—	5,180,776
Shares issued, other	814,693	—	—
Issued from treasury	3,344,163	2,864,564	2,298,603
Returned to treasury	(13,253,790)	(165,033)	(107,834)
Outstanding, end of year	159,952,027	169,046,961	166,347,430
Shares subject to the forward share purchase contract	(5,581,400)	(5,581,400)	—
Outstanding, less shares subject to the forward share purchase contract	154,370,627	163,465,561	166,347,430
In December 2012, upon executing an accelerated share repurchase contract, the Company received 9,345,794 shares. For further detail on this transaction, see "Other Equity Arrangements" below. Additionally, the Company repurchased approximately three million shares of common stock during the second quarter of 2012.
In 2011 the Company entered into a forward share purchase contract on its common stock. This contract obligates the Company to pay $350.0 million, plus an additional amount related to the forward component of the contract, to the financial institution counterparty not later than August 2013, or earlier at the Company’s option, for the 5,581,400 shares purchased. The Company elected to prepay the forward share purchase contract for $362.7 million during January 2013. The reduction of common shares outstanding was recorded at the inception of the forward share purchase contract and factored into the calculation of weighted average shares outstanding.
COMMON STOCK RESERVED — Common stock shares reserved for issuance under various employee and director stock plans at December 29, 2012 and December 31, 2011 are as follows:

	2012	2011
Employee stock purchase plan	2,586,768	2,808,891
Other stock-based compensation plans	505,851	2,643,113
Total shares reserved	3,092,619	5,452,004
PREFERRED STOCK PURCHASE RIGHTS — Each outstanding share of common stock has a 1 share purchase right. Each purchase right may be exercised to purchase one two-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $220.00, subject to adjustment. The rights, which do not have voting rights, expire on March 10, 2016, and may be redeemed by the Company at a price of $0.01 per right at any time prior to the tenth day following the public announcement that a person has acquired beneficial ownership of 15% or more of the outstanding shares of common stock. In the event that the Company is acquired in a merger or other business combination transaction, provision shall be made so that each holder of a right (other than a holder who is a 14.9%-or-more shareowner) shall have the right to receive, upon exercise thereof, that number of shares of common stock of the surviving Company having a market value equal to two times the exercise price of the right. Similarly, if anyone becomes the beneficial owner of more than 15% of the then outstanding shares of common stock (except pursuant to an offer for all outstanding shares of common stock which the independent directors have deemed to be fair and in the best interest of the Company), provision will be made so that each holder of a right (other than a holder who is a 14.9%-or-more shareowner) shall thereafter have the right to receive, upon exercise thereof, common stock (or, in certain circumstances, cash, property or other securities of the Company) having a market value equal to two times the exercise price of the right. At December 29, 2012, there were 154.370627 outstanding rights.

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
Stock Option Valuation Assumptions: Stock options are granted at the fair market value of the Company’s stock on the date of grant and have a 10-year term. Generally, stock option grants vest ratably over 4 years from the date of grant.
The following describes how certain assumptions affecting the estimated fair value of stock options are determined: the dividend yield is computed as the annualized dividend rate at the date of grant divided by the strike price of the stock option; expected volatility is based on an average of the market implied volatility and historical volatility for the 5.25 year expected life; the risk-free interest rate is based on U.S. Treasury securities with maturities equal to the expected life of the option; and a seven percent forfeiture rate is assumed. The Company uses historical data in order to estimate forfeitures and holding period behavior for valuation purposes.
The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used to value grants made in 2012, 2011 and 2010. The 2010 weighted average assumptions include one million options that were granted as part of the Merger.

	2012	2011	2010
Average expected volatility	35.6%	38.4%	31.4%
Dividend yield	2.8%	2.5%	2.2%
Risk-free interest rate	0.8%	1.1%	2.7%
Expected term	5.5 years	5.5 years	6.3 years
Fair value per option	$17.47	$18.29	$16.68
Weighted average vesting period	2.3 years	2.7 years	3.0 years
As part of the Merger, the Company exchanged the pre-merger stock options of Black & Decker for 5.8 million Stanley Black & Decker stock options. The following assumptions were used in the valuation of pre-merger Black & Decker stock options:

2010
Average expected volatility	32.0%
Dividend yield	0.7%
Risk-free interest rate	1.4%
Expected term	2.9 years
Fair value per option	$18.72
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
Stock Options:
The number of stock options and weighted-average exercise prices are as follows:

	2012		2011		2010
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of year	10,444,660	$52.47	11,641,564	$48.69	5,839,417	$39.75
Granted	1,106,075	70.66	1,150,577	65.05	2,055,942	60.69
Options assumed from merger	—	—	—	—	5,843,623	44.41
Exercised	(2,258,598)	43.07	(2,166,269)	40.34	(1,720,507)	34.81
Forfeited	(235,644)	68.48	(181,212)	52.19	(376,911)	54.95
Outstanding, end of year	9,056,493	$56.90	10,444,660	$52.47	11,641,564	$48.69
Exercisable, end of year	5,515,617	$52.97	6,853,838	$49.74	8,100,566	$46.70

At December 29, 2012, the range of exercise prices on outstanding stock options was $15.06 to $75.20. Stock option expense was $26.6 million, $21.5 million, and $17.5 million for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively. At December 29, 2012, the Company had $31.6 million of unrecognized pre-tax compensation expense for stock options. This expense will be recognized over the remaining vesting periods which are 2.9 years on a weighted average basis.
During 2012, the Company received $97.3 million in cash from the exercise of stock options. The related tax benefit from the exercise of these options is $17.7 million. During 2012, 2011 and 2010, the total intrinsic value of options exercised was $69.1 million, $68.7 million and $46.5 million, respectively. When options are exercised, the related shares are issued from treasury stock.
ASC 718, “Compensation — Stock Compensation,” requires the benefit arising from tax deductions in excess of recognized compensation cost to be classified as a financing cash flow. To quantify the recognized compensation cost on which the excess tax benefit is computed, both actual compensation expense recorded and pro-forma compensation cost reported in disclosures are considered. An excess tax benefit is generated on the extent to which the actual gain, or spread, an optionee receives upon exercise of an option exceeds the fair value determined at the grant date; that excess spread over the fair value of the option times the applicable tax rate represents the excess tax benefit. In 2012, 2011 and 2010, the Company reported $15.1 million, $14.1 million and $10.8 million, respectively, of excess tax benefits as a financing cash flow within the proceeds from issuance of common stock caption.
Outstanding and exercisable stock option information at December 29, 2012 follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Ranges	Options	Weighted- average Remaining Contractual Life	Weighted- average Exercise Price	Options	Weighted- average Remaining Contractual Life	Weighted- average Exercise Price
$35.00 and below	1,356,621	3.97	$31.39	1,261,445	3.80	$31.49
$35.01 — 50.00	1,167,090	3.65	46.41	1,055,715	3.34	46.18
$50.01 — higher	6,532,782	6.41	64.07	3,198,457	4.14	63.68
	9,056,493	5.69	$56.90	5,515,617	1.55	$52.97
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
Employee Stock Purchase Plan: The Employee Stock Purchase Plan (“ESPP”) enables eligible employees in the United States and Canada to subscribe at any time to purchase shares of common stock on a monthly basis at the lower of 85.0% of the fair market value of the shares on the grant date ($48.94 per share for fiscal year 2012 purchases) or 85.0% of the fair market value of the shares on the last business day of each month. A maximum of 6,000,000 shares are authorized for subscription. During 2012, 2011 and 2010 shares totaling 222,123 shares, 147,776 shares and 143,624 shares respectively, were issued under the plan at average prices of $49.15, $49.63, and $37.53 per share, respectively and the intrinsic value of the ESPP purchases was $4.7 million, $2.6 million and $3.1 million, respectively. For 2012, the Company received $10.9 million in cash from ESPP purchases, and there is no related tax benefit. The fair value of ESPP shares was estimated using the Black-Scholes option pricing model. ESPP compensation cost is recognized ratably over the one-year term based on actual employee stock purchases under the plan. The fair value of the employees’ purchase rights under the ESPP was estimated using the following assumptions for 2012, 2011 and 2010, respectively: dividend yield of 2.4%, 2.1% and 2.5%; expected volatility of 34.0%, 30.0% and 38.0%; risk-free interest rates of 0.1%, 0.2% and 0.1%; and expected lives of one year. The weighted average fair value of those purchase rights granted in 2012, 2011 and 2010 was $25.2, $21.0 and $20.8, respectively. Total compensation expense recognized for ESPP amounted to $5.5 million, $2.6 million and $3.4 million for 2012, 2011 and 2010, respectively.
Restricted Share Units and Awards: Compensation cost for restricted share units and awards, including restricted shares granted to French employees in lieu of RSU’s, (collectively “RSU’s”) granted to employees is recognized ratably over the vesting term, which varies but is generally 4 years. RSU grants totaled 445,958 shares, 413,330 shares and 1,532,107 shares in 2012, 2011 and 2010, respectively. The weighted-average grant date fair value of RSU’s granted in 2012, 2011 and 2010 was $70.30, $65.20 and $59.32 per share, respectively. Additionally, the Company assumed 0.4 million restricted stock units and awards as part of the Merger in March of 2010. These restricted stock units and awards had a fair value of $57.86 per share or $25.0 million in total, with $12.2 million recorded as consideration paid and $12.8 million recognized as future compensation cost.

Total compensation expense recognized for RSU’s amounted to $34.8 million, $33.1 million and $52.7 million, in 2012, 2011 and 2010 respectively. The actual tax benefit received in the period the shares were delivered was $3.7 million, $3.8 million and $0.3 million in 2012, 2011 and 2010, respectively. As of December 29, 2012, unrecognized compensation expense for RSU’s amounted to $52.9 million and this cost will be recognized over a weighted-average period of 4.1 years.
A summary of non-vested restricted stock unit and award activity as of December 29, 2012, and changes during the twelve month period then ended is as follows:

	Restricted Share Units & Awards	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2012	2,373,108	$57.52
Granted	445,958	70.30
Vested	(523,902)	72.20
Forfeited	(68,226)	71.66
Non-vested at December 29, 2012	2,226,938	$61.73
The total fair value of shares vested (market value on the date vested) during 2012, 2011 and 2010 was $37.8 million, $32.8 million and $14.9 million, respectively.
Non-employee members of the Board of Directors received restricted share-based grants which must be cash settled and accordingly mark-to-market accounting is applied. Additionally, the Board of Directors were granted restricted share units for which compensation expense of $1.1 million was recognized for 2012 and 2011, and $0.9 million was recognized for 2010.
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
Long-Term Performance Awards: LTIP grants were made in 2010, 2011 and 2012. Each grant has separate annual performance goals for each year within the respective three year performance period. Earnings per share and return on capital employed represent 75% of the share payout of each grant. There is a third market-based element, representing 25% of the total grant, which measures the Company’s common stock return relative to peers over the performance period. The ultimate delivery of shares will occur in 2013, 2014 and 2015 for the 2010, 2011 and 2012 grants, respectively. Total payouts are based on actual performance in relation to these goals.
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
Expense recognized for the various performance-contingent grants amounted to $7.3 million in 2012, $9.2 million in 2011, and $10.1 million in 2010. With the exception of the market-based award, in the event performance goals are not met compensation cost is not recognized and any previously recognized compensation cost is reversed.
A summary of the activity pertaining to the maximum number of shares that may be issued is as follows:

	Share Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2012	1,357,899	$46.14
Granted	274,614	74.86
Vested	(411,329)	30.37
Forfeited	(136,265)	38.89
Non-vested at December 29, 2012	1,084,919	$60.29

OTHER EQUITY ARRANGEMENTS
In December 2012, the Company entered into a forward starting accelerated share repurchase (“ASR”) contract with certain financial institutions to purchase $850 million of the Company's common stock. The Company paid 850 million to the financial institutions and received an initial delivery of 9,345,794 shares, which reduced the Company's shares outstanding at December 29, 2012. The value of the initial shares received on the date of purchase was $680 million, reflecting a $72.76 price per share which was recorded as a treasury share purchase for purposes of calculating earnings per share. In accordance with ASC 815-40, the Company recorded the remaining $170 million as a forward contract indexed to its own common stock in additional paid in capital. The total amount of shares to be ultimately delivered by the financial institutions will be determined by the average price per share paid by the financial institutions during the purchase period which ends in April 2013. The average price is calculated using the volume weighted average price ("VWAP") of the Company's stock (inclusive of a VWAP discount) during that period. In the unlikely event the Company is required to deliver value to the financial institutions at the end of the purchase period, the Company, at its option, may elect to settle in shares or cash.

In November 2012, the Company purchased from certain financial institutions over the counter “out-of-the-money” capped call options, subject to adjustments for standard anti-dilution provisions, on 10,094,144 shares of its common stock for an aggregate premium of $29.5 million, or an average of $2.92 per share. The purpose of the capped call options is to reduce share price volatility on potential future share repurchases. In accordance with ASC 815-40 the premium paid was recorded as a reduction of Shareowners’ equity. The contracts for the options provide that they may, at the Company’s election, be cash settled, physically settled, or net-share settled (the default settlement method). The capped call options have various expiration dates ranging from March 2013 through August 2013. The average lower strike price is $71.43 and the average upper strike price is $79.75, subject to customary market adjustments. The aggregate fair value of the options at December 29, 2012 was $31.1 million.

In May 2011, the Company purchased from a financial institution over the counter 3 month “in-the-money” capped call options, subject to adjustments for standard anti-dilution provisions, on 2,448,558 shares of its common stock for an aggregate premium of $19.6 million, or an average of $8.00 per option. The initial term of the capped call options was one month which was subsequently extended in an addendum to the agreement with the counterparty to a three month term. The purpose of the capped call options was to reduce share price volatility on potential future share repurchases by establishing the prices at which the Company could elect to repurchase 2,448,558 shares in the three month term. In accordance with ASC 815-40 the premium paid was recorded as a reduction of Shareowners’ equity. The contracts for this series of options generally provided that the options might, at the Company’s election, be cash settled, physically settled or net-share settled (the default settlement method). This series of options had various expiration dates within the month of August 2011. The applicable lower strike price was $70.16 and the applicable upper strike price was $80.35. The capped calls were terminated in July 2011. The Company elected to net share settle the transaction and received 3,052 shares valued at $0.2 million.
Convertible Preferred Units and Equity Option
As described more fully in Note H, Long-Term Debt and Financing Arrangements, in November 2010, the Company issued Convertible Preferred Units comprised of $632,500,000 of Notes due November 17, 2018 and Purchase Contracts. There have been no changes to the terms of the Convertible Preferred Units. The Purchase Contracts obligate the holders to purchase, on the earlier of (i) November 17, 2015 (the Purchase Contract Settlement date) or (ii) the triggered early settlement date, 6,325,000 shares, for $100.00 per share, of the Company’s 4.75% Series B Cumulative Convertible Preferred Stock (the “Convertible Preferred Stock”), resulting in cash proceeds to the Company of up to $632.5 million.
Following the issuance of Convertible Preferred Stock upon settlement of a holder’s Purchase Contracts, a holder of Convertible Preferred Stock may, at its option, at any time and from time to time, convert some or all of its outstanding shares of Convertible Preferred Stock at a conversion rate of 1.3333 shares of the Company’s common stock per share of Convertible Preferred Stock (subject to customary anti-dilution provisions), which is equivalent to an initial conversion price of approximately $75.00 per share of common stock. Assuming conversion of the 6,325,000 shares of Convertible Preferred Stock at the 1.3333 initial conversion rate a total of 8,433,123 shares of the Company’s common stock may be issued upon conversion. As of December 29, 2012, due to the customary anti-dilution provisions, the conversion rate on the Convertible Preferred Stock was 1.3475 (equivalent to a conversion price of approximately $74.21 per common share). In the event that holders elect to settle their Purchase Contracts prior to November 17, 2015, the Company will deliver a number of shares of Convertible Preferred Stock equal to 85% of the Purchase Contracts tendered, together with cash in lieu of fractional shares. Upon a conversion on or after November 15, 2017 the Company may elect to pay or deliver, as the case may be, solely shares of common stock, together with cash in lieu of fractional shares (“physical settlement”), solely cash (“cash settlement”), or a combination of cash and common stock (“combination settlement”). The Company may redeem some or all of the Convertible Preferred Stock on or after December 22, 2015 at a redemption price equal to 100% of the $100 liquidation preference per share plus accrued and unpaid dividends to the redemption date.

In November 2010, contemporaneously with the issuance of the Convertible Preferred Units described above, the Company paid $50.3 million, or an average of $5.97 per option, to enter into capped call transactions (equity options) on 8.43 million shares of common stock with certain major financial institutions. The purpose of the capped call transactions is to offset the common shares that may be deliverable upon conversion of shares of Convertible Preferred Stock. With respect to the impact on the Company, the capped call transactions and the Convertible Preferred Stock, when taken together, result in the economic equivalent of having the conversion price on the Convertible Preferred Stock at $96.92, the upper strike price of the capped call (as of December 29, 2012). Refer to Note H, Long-Term Debt and Financing Arrangements. In accordance with ASC 815-40 the $50.3 million premium paid was recorded as a reduction to equity.
The capped call transactions cover, subject to customary anti-dilution adjustments, the number of shares of common stock equal to the number of shares of common stock underlying the maximum number of shares of Convertible Preferred Stock issuable upon settlement of the Purchase Contracts. Each of the capped call transactions has a term of approximately five years and initially had a lower strike price of $75.00, which corresponded to the initial conversion price of the Convertible Preferred Stock, and an upper strike price of $97.95, which was approximately 60% higher than the closing price of the common stock on November 1, 2010. The capped call transactions may be settled by net share settlement (the default settlement method) or, at the Company’s option and subject to certain conditions, cash settlement, physical settlement or modified physical settlement. The aggregate fair value of the options at December 29, 2012 was $60.9 million.

K. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) at the end of each fiscal year was as follows:

(Millions of Dollars)	2012	2011	2010
Currency translation adjustment	$29.4	$(87.4)	$29.1
Pension loss, net of tax	(260.6)	(153.1)	(62.5)
Fair value of net investment hedge effectiveness, net of tax	(63.3)	(32.8)	(32.7)
Fair value of cash flow hedge effectiveness, net of tax	(93.5)	(75.9)	(50.2)
Accumulated other comprehensive loss	$(388.0)	$(349.2)	$(116.3)

L. EMPLOYEE BENEFIT PLANS
EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”) Most U.S. employees, including Black & Decker employees beginning on January 1, 2011, may contribute from 1% to 25% of their eligible compensation to a tax-deferred 401(k) savings plan, subject to restrictions under tax laws. Employees generally direct the investment of their own contributions into various investment funds. An employer match benefit is provided under the plan equal to one-half of each employee’s tax-deferred contribution up to the first 7% of their compensation. Participants direct the entire employer match benefit such that no participant is required to hold the Company’s common stock in their 401(k) account. The employer match benefit totaled $19.1 million, $17.7 million and $8.8 million in 2012, 2011 and 2010, respectively.
In addition, approximately 7,900 U.S. salaried and non-union hourly employees are eligible to receive a non-contributory benefit under the Core benefit plan. Core benefit allocations range from 2% to 6% of eligible employee compensation based on age. Approximately 5,300 U.S. employees also receive a Core transition benefit, allocations of which range from 1%—3% of eligible compensation based on age and date of hire. Approximately 2,100 U.S. employees are eligible to receive an additional average 1.3% contribution actuarially designed to replace previously curtailed pension benefits. Allocations for benefits earned under the Core plan were $29.4 million in 2012, $33.0 million million in 2011 and $13.7 million in 2010. Assets held in participant Core accounts are invested in target date retirement funds which have an age-based allocation of investments.
Shares of the Company's common stock held by the ESOP were purchased with the proceeds of borrowings from the Company in 1991 ("1991 internal loan"). Shareowners' equity reflects a reduction equal to the cost basis of unearned (unallocated) shares purchased with the internal borrowings.
The Company accounts for the ESOP under ASC 718-40, “Compensation — Stock Compensation — Employee Stock Ownership Plans”. Net ESOP activity recognized is comprised of the cost basis of shares released, the cost of the aforementioned Core and 401(k) match defined contribution benefits, less the fair value of shares released and dividends on unallocated ESOP shares. The Company’s net ESOP activity resulted in expense of $25.9 million in 2012, $28.4 million in 2011 and $3.4 million in 2010. The increase in net ESOP expense in 2011 is related to the merger of the U.S. Black & Decker 401(k) defined contribution plan into the ESOP and extending the Core benefit to these employees. ESOP expense is affected by the market value of the Company’s common stock on the monthly dates when shares are released. The market value of shares released averaged $70.98 in 2012, $68.12 per share in 2011 and $58.56 per share in 2010.

Unallocated shares are released from the trust based on current period debt principal and interest payments as a percentage of total future debt principal and interest payments. Dividends on both allocated and unallocated shares may be used for debt service and to credit participant accounts for dividends earned on allocated shares. Dividends paid on the shares acquired with the 1991 internal loan were used solely to pay internal loan debt service in all periods. Dividends on ESOP shares, which are charged to shareowners’ equity as declared, were $12.4 million in 2012, $12.2 million in 2011 and $9.7 million in 2010, net of the tax benefit which is recorded within equity. Dividends on ESOP shares were utilized entirely for debt service in all years. Interest costs incurred by the ESOP on the 1991 internal loan, which have no earnings impact, were $6.7 million, $7.2 million and $7.6 million for 2012, 2011 and 2010, respectively. Both allocated and unallocated ESOP shares are treated as outstanding for purposes of computing earnings per share. As of December 29, 2012, the cumulative number of ESOP shares allocated to participant accounts was 12,182,342, of which participants held 3,210,779 shares, and the number of unallocated shares was 3,382,714. At December 29, 2012, there were 25,528 released shares in the ESOP trust holding account pending allocation. The Company made cash contributions totaling $36.6 million in 2012, $16.2 million in 2011 and $1.3 million in 2010.
PENSION AND OTHER BENEFIT PLANS — The Company sponsors pension plans covering most domestic hourly and certain executive employees, and approximately 14,100 foreign employees. Benefits are generally based on salary and years of service, except for U.S. collective bargaining employees whose benefits are based on a stated amount for each year of service.
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
The Company has assessed and determined that none of the multiemployer plans to which it contributes are individually significant to the Company’s financial statements. The Company does not expect to incur a withdrawal liability or expect to significantly increase its contributions over the remainder of the contract period.
In addition to the multiemployer plans, various other defined contribution plans are sponsored worldwide, including a tax-deferred 401(k) savings plan covering substantially all Black & Decker U.S. employees in 2010.
The expense for such defined contribution plans, aside from the earlier discussed ESOP plans, follows:

(Millions of Dollars)	2012	2011	2010
Multi-employer plan expense	$3.3	$3.0	$0.6
Other defined contribution plan expense	$16.2	$9.9	$16.4

The increase in other defined contribution plan expense in 2012 relative to 2011 primarily pertains to a full year expense for Niscayah which was acquired in September 2011. The decrease in other defined contribution plan expense in 2011 relative to 2010 primarily pertains to the merger of the Black & Decker U.S. defined contribution plan into the ESOP.
The components of net periodic pension expense are as follows:

	U.S. Plans			Non-U.S. Plans
(Millions of Dollars)	2012	2011	2010	2012	2011	2010
Service cost	$6.6	$6.5	$18.1	$12.1	$12.6	$12.8
Interest cost	62.9	69.6	61.2	47.3	52.9	44.7
Expected return on plan assets	(67.1)	(70.0)	(52.5)	(44.3)	(50.5)	(39.8)
Prior service cost amortization	1.0	1.0	1.0	0.4	0.3	0.2
Transition obligation amortization	—	—	—	0.1	0.1	0.1
Actuarial loss amortization	6.2	2.5	2.0	2.1	3.0	4.1
Settlement / curtailment loss (gain)	11.3	1.9	(9.1)	3.3	(0.5)	(2.3)
Net periodic pension expense	$20.9	$11.5	$20.7	$21.0	$17.9	$19.8

The U.S. settlement loss in 2012 pertains to partial settlements in two qualified pension plans arising from the voluntary elections of participants.

The Company provides medical and dental benefits for certain retired employees in the United States and Canada. Approximately 10,600 participants are covered under these plans. Net periodic post-retirement benefit expense was comprised of the following elements:

	Other Benefit Plans
(Millions of Dollars)	2012	2011	2010
Service cost	$0.9	$0.6	$1.3
Interest cost	3.1	3.6	4.6
Prior service credit amortization	(1.2)	(1.2)	(0.2)
Actuarial loss amortization	(0.2)	(0.2)	(0.1)
Settlement / curtailment gain	0.1	—	(7.2)
Net periodic post-retirement benefit expense (income)	$2.7	$2.8	$(1.6)
Changes in plan assets and benefit obligations recognized in other comprehensive income in 2012 are as follows:

(Millions of Dollars)	2012
Current year actuarial loss	$148.8
Amortization of actuarial loss	(22.6)
Prior service cost from plan amendments	1.1
Amortization of prior service costs	(0.3)
Amortization of transition obligation	(0.1)
Currency / other	4.3

Total loss recognized in other comprehensive income (pre-tax)	$131.2

The amounts in Accumulated other comprehensive loss expected to be recognized as components of net periodic benefit costs during 2013 total $10.5 million, representing amortization of $10.3 million of actuarial loss, $0.1 million of prior service cost, and $0.1 million of transition obligation.
The changes in the pension and other post-retirement benefit obligations, fair value of plan assets, as well as amounts recognized in the Consolidated Balance Sheets, are shown below:

	U.S. Plans		Non-U.S. Plans		Other Benefits
	2012	2011	2012	2011	2012	2011
Change in benefit obligation
Benefit obligation at end of prior year	$1,501.0	$1,390.5	$965.7	$987.1	$80.1	$86.9
Service cost	6.6	6.5	12.1	12.6	0.9	0.6
Interest cost	62.9	69.6	47.3	52.9	3.1	3.6
Settlements/curtailments	(126.6)	(44.1)	(14.6)	(3.1)	(0.1)	(0.9)
Actuarial loss (gain)	100.2	161.9	127.5	(23.0)	4.5	0.2
Plan amendments	1.3	0.1	(1.0)	2.8	0.9	0.7
Foreign currency exchange rates	—	—	41.0	(13.8)	0.3	(0.2)
Participant contributions	—	—	0.3	0.3	—	—
Acquisitions, divestitures and other	8.5	4.1	5.3	0.3	7.8	0.1
Benefits paid	(90.5)	(87.6)	(48.9)	(50.4)	(9.8)	(10.9)
Benefit obligation at end of year	$1,463.4	$1,501.0	$1,134.7	$965.7	$87.7	$80.1
Change in plan assets
Fair value of plan assets at end of prior year	$1,079.5	$1,032.1	$709.4	$719.1	—	$—
Actual return on plan assets	129.3	99.2	64.8	19.4	—	—
Participant contributions	—	—	0.3	0.3	—	—
Employer contributions	62.2	83.6	35.0	35.6	9.8	11.8
Settlements	(126.6)	(44.1)	(13.9)	(2.7)	—	(0.9)
Foreign currency exchange rate changes	—	—	31.5	(8.3)	—	—
Acquisitions, divestitures and other	3.2	(3.7)	0.9	(3.6)	—	—
Benefits paid	(90.5)	(87.6)	(48.9)	(50.4)	(9.8)	(10.9)
Fair value of plan assets at end of plan year	$1,057.1	$1,079.5	$779.1	$709.4	$—	$—
Funded status — assets less than benefit obligation	$(406.3)	$(421.5)	$(355.6)	$(256.3)	$(87.7)	$(80.1)
Unrecognized prior service cost (credit)	4.7	4.5	4.1	5.6	(10.7)	(12.7)
Unrecognized net actuarial loss	174.0	153.3	180.4	75.1	6.3	1.7
Unrecognized net transition obligation	—	—	0.3	0.3	—	—
Net amount recognized	$(227.6)	$(263.7)	$(170.8)	$(175.3)	$(92.1)	$(91.1)

	U.S. Plans		Non-U.S. Plans		Other Benefits
	2012	2011	2012	2011	2012	2011
Amounts recognized in the Consolidated Balance Sheets
Prepaid benefit cost (non-current)	$—	$—	$1.1	$4.0	$—	$—
Current benefit liability	(16.4)	(20.2)	(8.2)	(8.0)	(9.9)	(9.6)
Non-current benefit liability	(389.9)	(401.3)	(348.5)	(252.3)	(77.8)	(70.5)
Net liability recognized	$(406.3)	$(421.5)	$(355.6)	$(256.3)	$(87.7)	$(80.1)
Accumulated other comprehensive loss (pre-tax):
Prior service cost (credit)	$4.7	$4.5	$4.1	$5.6	$(10.7)	$(12.7)
Actuarial loss	174.0	153.3	180.4	75.1	6.3	1.7
Transition liability	—	—	0.3	0.3	—	—
	$178.7	$157.8	$184.8	$81.0	$(4.4)	$(11.0)
Net amount recognized	$(227.6)	$(263.7)	$(170.8)	$(175.3)	$(92.1)	$(91.1)

The increase in the projected benefit obligation from actuarial losses in 2012 primarily pertains to the decline in discount rates.
The accumulated benefit obligation for all defined benefit pension plans was $2,551.1 million at December 29, 2012 and $2,430.0 million at December 31, 2011. Information regarding pension plans in which accumulated benefit obligations exceed plan assets follows:

	U.S. Plans		Non-U.S. Plans
(Millions of Dollars)	2012	2011	2012	2011
Projected benefit obligation	$1,463.4	$1,501.0	$1,125.9	$777.0
Accumulated benefit obligation	$1,460.7	$1,498.0	$1,084.2	$751.2
Fair value of plan assets	$1,057.1	$1,079.5	$769.8	$518.7
Information regarding pension plans in which projected benefit obligations (inclusive of anticipated future compensation increases) exceed plan assets follows:

	U.S. Plans		Non-U.S. Plans
(Millions of Dollars)	2012	2011	2012	2011
Projected benefit obligation	$1,463.4	$1,501.0	$1,134.3	$785.1
Accumulated benefit obligation	$1,460.7	$1,498.0	$1,090.3	$756.1
Fair value of plan assets	$1,057.1	$1,079.5	$777.7	$524.9
The major assumptions used in valuing pension and post-retirement plan obligations and net costs were as follows:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Other Benefits
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Weighted-average assumptions used to determine benefit obligations at year end:
Discount rate	3.75%	4.25%	5.25%	4.00%	5.00%	5.25%	3.00%	3.75%	4.50%
Rate of compensation increase	6.00%	6.00%	6.00%	3.25%	3.50%	4.00%	3.50%	—	3.75%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	4.25%	5.25%	5.75%	5.00%	5.25%	5.75%	3.75%	4.50%	5.50%
Rate of compensation increase	6.00%	6.00%	3.75%	3.50%	4.00%	4.25%	3.50%	3.75%	4.00%
Expected return on plan assets	6.25%	7.00%	7.50%	6.25%	7.00%	6.75%	—	—	—
The expected rate of return on plan assets is determined considering the returns projected for the various asset classes and the relative weighting for each asset class. The Company will use a 6.00% weighted-average expected rate of return assumption to determine the 2013 net periodic benefit cost.
PENSION PLAN ASSETS — Plan assets are invested in equity securities, government and corporate bonds and other fixed income securities, money market instruments and insurance contracts. The Company’s worldwide asset allocations at December 29, 2012 and December 31, 2011 by asset category and the level of the valuation inputs within the fair value hierarchy established by ASC 820 are as follows:

Asset Category	2012	Level 1	Level 2
Cash and cash equivalents	$30.1	$27.5	$2.6
Equity securities
U.S. equity securities	285.2	42.5	242.7
Foreign equity securities	400.8	124.1	276.7
Fixed income securities
Government securities	479.4	254.8	224.6
Corporate securities	562.0	—	562.0
Mortgage-backed securities	10.9	—	10.9
Insurance contracts	30.5	—	30.5
Other	37.3	—	37.3
Total	$1,836.2	$448.9	$1,387.3

Asset Category	2011	Level 1	Level 2
Cash and cash equivalents	$35.6	$6.8	$28.8
Equity securities
U.S. equity securities	323.5	62.8	260.7
Foreign equity securities	377.7	76.9	300.8
Fixed income securities
Government securities	468.6	244.5	224.1
Corporate securities	505.3	—	505.3
Mortgage-backed securities	1.9	—	1.9
Insurance contracts	27.7	—	27.7
Other	48.6	—	48.6
Total	$1,788.9	$391.0	$1,397.9
U.S. and foreign equity securities primarily consist of companies with large market capitalizations and to a lesser extent mid and small capitalization securities. Government securities primarily consist of U.S. Treasury securities and foreign government securities with de minimus default risk. Corporate fixed income securities include publicly traded U.S. and foreign investment grade and to a small extent high yield securities. Mortgage-backed securities predominantly consist of U.S. holdings. Assets held in insurance contracts are invested in the general asset pools of the various insurers, mainly debt and equity securities with guaranteed returns. Other investments include diversified private equity holdings. The level 2 investments are primarily comprised of institutional mutual funds that are not publicly traded; the investments held in these mutual funds are generally level 1 publicly traded securities.

The Company's investment strategy for pension assets focuses on a liability-matching approach with gradual de-risking taking place over a period of many years.  The Company utilizes the current funded status to transition the portfolio toward investments that better match the duration and cash flow attributes of the underlying liabilities.  Assets approximating 40% of the Company's current pension liabilities have been invested in fixed income securities, using a liability / asset matching duration strategy, with the primary goal of mitigating exposure to interest rate movements and preserving the overall funded status of the underlying plans. Plan assets are broadly diversified and are invested to ensure adequate liquidity for immediate and medium term benefit payments. The Company’s target asset allocations include 25%-45% in equity securities, 50%-70% in fixed income securities and up to 10% in other securities.

CONTRIBUTIONS The Company’s funding policy for its defined benefit plans is to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with federal law and other regulations. The Company expects to contribute approximately $80 million to its pension and other post-retirement benefit plans in 2013.
EXPECTED FUTURE BENEFIT PAYMENTS Benefit payments, inclusive of amounts attributable to estimated future employee service, are expected to be paid as follows over the next 10 years:

(Millions of Dollars)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Years 6-10
Future payments	$1,575.6	$156.4	$168.5	$157.9	$154.5	$154.3	$784.0

These benefit payments will be funded through a combination of existing plan assets and amounts to be contributed in the future by the Company.
HEALTH CARE COST TRENDS The weighted average annual assumed rate of increase in the per-capita cost of covered benefits (i.e., health care cost trend rate) is assumed to be 7.4% for 2013, reducing gradually to 4.5% by 2028 and remaining at that level thereafter. A one percentage point change in the assumed health care cost trend rate would affect the post-retirement benefit obligation as of December 29, 2012 by approximately $2.5 million and would have an immaterial effect on the net periodic post-retirement benefit cost.

M. FAIR VALUE MEASUREMENTS
FASB ASC 820 "Fair Value Measurement" defines, establishes a consistent framework for measuring, and expands disclosure requirements about fair value. ASC 820 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:
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
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring for each of the hierarchy levels (millions of dollars):

	Total Carrying Value	Level 1	Level 2
December 29, 2012:
Derivative assets	$99.0	$—	$99.0
Derivatives liabilities	$91.5	$—	$91.5
Money market fund	$68.0	$68.0	$—
December 31, 2011:
Derivative assets	$142.5	$—	$142.5
Derivatives liabilities	$181.7	$—	$181.7
Money market fund	$39.0	$39.0	$—
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
The following table presents the carrying values and fair values of the Company's financial assets and liabilities, as well as the Company's debt, as of December 29, 2012 and December 31, 2011 (millions of dollars):

	December 29, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$3,536.9	$3,677.3	$3,452.2	$3,623.4
Derivative assets	$99.0	$99.0	$142.5	$142.5
Derivative liabilities	$91.5	$91.5	$181.7	$181.7
The fair values of long-term debt instruments are considered Level 2 instruments within the fair value hierarchy and are estimated using a discounted cash flow analysis, based on the Company’s marginal borrowing rates. The differences in carrying values in long-term debt are attributable to the stated interest rates differing from the Company's marginal borrowing rates. The fair value of the Company's variable rate short term borrowings approximate their carrying value at December 29, 2012 and December 31, 2011. The fair values of foreign currency and interest rate swap agreements, comprising the derivative assets and liabilities in the table above, are based on current settlement values.
As discussed in Note B, Accounts and Notes Receivable, the Company has a deferred purchase price receivable related to sales of trade receivables. The deferred purchase price receivable will be repaid in cash as receivables are collected, generally within 30 days, and as such the carrying value of the receivable approximates fair value.

N. OTHER COSTS AND EXPENSES
Other-net is primarily comprised of intangible asset amortization expense (See Note F, Goodwill and Intangible Assets, for further discussion), currency related gains or losses, environmental expense and merger, and acquisition-related and other charges primarily consisting of transaction costs, partially offset by pension curtailments and settlements. During the years ended December 29, 2012, December 31, 2011, and January 1, 2011, Other-net included $53.3 million, $48.8 million, and $36.3 million in merger and acquisition related costs, respectively.
Research and development costs, which are classified in SG&A, were $174.8 million, $139.3 million and $124.5 million for fiscal years 2012, 2011 and 2010, respectively.

O. RESTRUCTURING AND ASSET IMPAIRMENTS
A summary of the restructuring reserve activity from December 31, 2011 to December 29, 2012 is as follows (in millions):

	12/31/2011	Acquisitions	Net Additions	Usage	Currency	12/29/2012
2012 Actions
Severance and related costs	$—	$—	$144.1	$(68.2)	$2.2	$78.1
Asset impairments	—	—	13.3	(13.3)	—	—
Facility closure	—	—	16.3	(8.1)	—	8.2
Subtotal 2012 actions	—	—	173.7	(89.6)	2.2	86.3
Pre-2012 Actions
Severance and related costs	66.5	—	(0.9)	(31.9)	0.3	34.0
Facility closure	3.5	—	2.3	(0.9)	—	4.9
Subtotal Pre-2012 actions	70.0	—	1.4	(32.8)	0.3	38.9
Total	$70.0	$—	$175.1	$(122.4)	$2.5	$125.2
2012 Actions: During 2012, the Company continued with restructuring activities associated with the Merger, Niscayah and other acquisitions, and recognized $61.2 million of restructuring charges related to activities initiated in the current year. Of those charges, $39.5 million relates to severance charges associated with the reduction of approximately 500 employees, $10.9 million relates to facility closure costs, and $10.8 million relates to asset impairment charges.
In addition, the Company has initiated cost reduction actions in 2012 that were not associated with the Merger or other acquisition activities, resulting in severance charges of $104.6 million pertaining to the reduction of approximately 1,600 employees, $5.4 million of facility; closure costs, and $2.5 million of asset impairment charges.
Of the $86.3 million reserves remaining as of December 29, 2012, the majority are expected to be utilized by the end of 2013.

Pre-2012 Actions: In 2012, the Company released $0.9 million of the severance reserve related to remaining liabilities for prior year initiatives. The Company also recorded $2.3 million of facility closure costs in 2012 that were associated with prior year initiatives.
The vast majority of the remaining reserve balance of $38.9 million relating to pre-2012 actions is expected to be utilized in the first half of 2013.
Segments: The $175.1 million of charges recognized in 2012 includes: $33.0 million pertaining to the CDIY segment; $43.6 million pertaining to the Security segment; $94.4 million pertaining to the Industrial segment; and $4.1 million pertaining to Corporate charges.
P. BUSINESS SEGMENTS AND GEOGRAPHIC AREAS
The Company classifies its business into three reportable segments, which also represent its operating segments: Construction & Do It Yourself (“CDIY”), Security, and Industrial.
The CDIY segment is comprised of the Professional Power Tool and Accessories business, the Consumer Power Tool business and the Hand Tools, Fasteners & Storage business. The Professional Power Tool and Accessories business sells professional grade corded and cordless electric power tools and equipment including drills, impact wrenches and drivers, grinders, saws, routers and sanders. The Consumer Power Tool business sells corded and cordless electric power tools, lawn and garden products and home products. The Hand Tools, Fasteners & Storage business sells measuring and leveling tools, planes, hammers, demolition tools, knives, saws and chisels. Fastening products include pneumatic tools and fasteners including nail guns, nails, staplers and staples. Storage products include tool boxes, sawhorses and storage units.
The Security segment is comprised of the Convergent Security Solutions ("CSS") and the Mechanical Access Solutions ("MAS") businesses. The CSS business designs, supplies and installs electronic security systems and provides electronic security services, including alarm monitoring, video surveillance, fire alarm monitoring, systems integration and system maintenance. Purchasers of these systems typically contract for ongoing security systems monitoring and maintenance at the time of initial equipment installation. The business also includes healthcare solutions, which markets medical carts and cabinets, asset tracking, infant protection, pediatric protection, patient protection, wander management, fall management, and emergency call products. The MAS business sells automatic doors, commercial hardware, locking mechanisms, electronic keyless entry systems, keying systems, tubular and mortise door locksets.
The Industrial segment is comprised of the Industrial and Automotive Repair ("IAR"), Engineered Fastening and Infrastructure businesses. The IAR business sells hand tools, power tools, and engineered storage solution products. The Engineered Fastening business primarily sells engineered fasteners designed for specific applications. The product lines include stud welding systems, blind rivets and tools, blind inserts and tools, drawn arc weld studs, engineered plastic fasteners, self-piercing riveting systems and precision nut running systems. The Infrastructure business consists of the CRC-Evans business and the Company’s Hydraulics business. The product lines include custom pipe handling machinery, joint welding and coating machinery, weld inspection services and hydraulic tools and accessories.
As discussed in Note A, Significant Accounting Policies, the Merger with Black & Decker occurred on the close of business on March 12, 2010. The results of Black & Decker’s operations are presented within each of these segments and reflect activity since the Merger date.
The Company utilizes segment profit, which is defined as net sales minus cost of sales and SG&A inclusive of the provision for doubtful accounts (aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, interest income, interest expense, other-net (inclusive of intangible asset amortization expense), restructuring, loss on debt extinguishment and income tax expense. Refer to Note O, Restructuring and Asset Impairments, for the amount of restructuring charges and asset impairments by segment, and to Note F, Goodwill and Intangible Assets, for intangible amortization expense by segment. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and cost for certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Transactions between segments are not material. Segment assets primarily include accounts receivable, inventory, other current assets, property, plant and equipment, intangible assets and other miscellaneous assets.
Corporate assets and unallocated assets are cash and deferred income taxes. Geographic net sales and long-lived assets are attributed to the geographic regions based on the geographic location of each Company subsidiary.

BUSINESS SEGMENTS

(Millions of Dollars)	2012	2011	2010
Net Sales
CDIY	$5,193.7	$5,007.6	$4,147.6
Security	2,428.9	1,926.5	1,457.6
Industrial	2,567.9	2,501.4	1,891.7
Consolidated	$10,190.5	$9,435.5	$7,496.9
Segment Profit
CDIY	$720.7	$634.8	$422.6
Security	305.6	297.1	252.9
Industrial	410.2	400.7	255.5
Segment Profit	1,436.5	1,332.6	931.0
Corporate overhead	(252.3)	(245.3)	(244.7)
Other-net	(301.9)	(255.7)	(184.9)
Restructuring charges and asset impairments	(175.1)	(69.3)	(231.7)
Loss on debt extinguishment	(45.5)	—	—
Interest income	10.1	26.5	8.7
Interest expense	(144.2)	(140.4)	(109.8)
Earnings from continuing operations before income taxes	$527.6	$648.4	$168.6
Capital and Software Expenditures
CDIY	$199.0	$160.7	$97.4
Security	65.3	49.3	27.8
Industrial	109.9	73.4	46.2
Discontinued operations	11.8	18.7	14.1
Consolidated	$386.0	$302.1	$185.5
Depreciation and Amortization
CDIY	$139.7	$132.2	$114.4
Security	150.2	130.9	116.2
Industrial	116.7	106.3	75.2
Discontinued operations	38.7	40.7	42.9
Consolidated	$445.3	$410.1	$348.7
Segment Assets
CDIY	$7,439.7	$7,474.4	$7,392.6
Security	4,728.9	4,152.1	2,327.2
Industrial	3,456.9	3,282.9	3,128.5
	15,625.5	14,909.4	12,848.3
Discontinued operations	133.4	1,050.2	1,201.4
Corporate assets	85.1	(10.6)	1,089.7
Consolidated	$15,844.0	$15,949.0	$15,139.4
Corporate assets primarily consist of cash, deferred taxes, and property, plant and equipment. The decrease in 2011 corporate assets from 2010 was primarily due to the cash spent to fund the acquisition of Niscayah.
Sales to the Home Depot were 14%, 13% and 14% of the CDIY segment net sales in 2012, 2011 and 2010, respectively. Sales to Lowes were 18%, 17% and 14% of the CDIY segment net sales in 2012, 2011 and 2010, respectively.
In 2012 the Company recorded $168 million of facility closure-related and other charges associated with the merger and other acquisitions across all segments, impacting segment profit by $42 million in CDIY, $41 million in Security, and $8 million in Industrial for the year ended December 29, 2012, with the remainder residing in corporate overhead.
In 2011 the Company recorded $120 million of facility closure-related and other charges associated with the merger and other acquisitions across all segments, impacting segment profit by $20 million in CDIY, $15 million in Security, and $9 million in Industrial for the year ended December 31, 2011, with the remainder residing in corporate overhead.

In 2010 the Company recorded $228 million of facility closure-related and other charges associated with the Merger and other acquisitions across all segments, impacting segment profit by $120 million in CDIY and $26 million in Industrial for the year ended January 1, 2011, with the remainder residing in corporate overhead. There were no charges impacting the Security segment for the year ended January 1, 2011.
GEOGRAPHIC AREAS

(Millions of Dollars)	2012	2011	2010
Net Sales
United States	$4,873.2	$4,517.2	$3,965.6
Canada	579.3	548.9	461.0
Other Americas	805.3	753.6	354.8
France	703.3	706.6	671.6
Other Europe	2,444.7	2,208.2	1,325.7
Asia	784.7	701.0	718.2
Consolidated	$10,190.5	$9,435.5	$7,496.9
Property, Plant & Equipment
United States	$572.9	$503.6	$433.2
Canada	19.3	19.9	16.6
Other Americas	88.5	94.8	183.8
France	71.1	60.1	56.7
Other Europe	329.5	264.2	182.7
Asia	252.4	200.0	188.4
Consolidated	$1,333.7	$1,142.6	$1,061.4

Q. INCOME TAXES
Significant components of the Company’s deferred tax assets and liabilities at the end of each fiscal year were as follows:

(Millions of Dollars)	2012	2011
Deferred tax liabilities:
Depreciation	$53.2	$57.3
Amortization of intangibles	915.8	933.6
Liability on undistributed foreign earnings	436.9	421.8
Discharge of indebtedness	15.5	26.1
Inventories	22.2	24.2
Deferred revenue	12.4	20.6
Other	67.6	54.8
Total deferred tax liabilities	$1,523.6	$1,538.4
Deferred tax assets:
Employee benefit plans	$413.0	$408.4
Doubtful accounts	7.0	16.0
Accruals	109.5	133.7
Restructuring charges	32.9	4.4
Debt amortization	31.3	24.7
Operating loss, capital loss and tax credit carry forwards	635.0	353.2
Currency and derivatives	49.1	43.2
Other	89.7	120.9
Total deferred tax assets	$1,367.5	$1,104.5
Net Deferred Tax Liabilities before Valuation Allowance	$156.1	$433.9
Valuation allowance	$552.6	$300.4
Net Deferred Tax Liabilities after Valuation Allowance	$708.7	$734.3

Net operating loss carry forwards of $891.0 million as of December 29, 2012, are available to reduce future tax obligations of certain U.S. and foreign companies. The net operating loss carry forwards have various expiration dates beginning in 2013 with certain jurisdictions having indefinite carry forward periods. The U.S. federal capital loss carry forward of $808.5 million begins expiring in 2015. The increase in the capital loss carry forward is attributable to the sale of shares for the U.S. HHI business. The U.S. foreign tax credit carry forwards of $69.6 million and research and development tax credit carry forwards of $7.2 million begin expiring in 2019 and 2030, respectively.
A valuation allowance is recorded on certain deferred tax assets if it has been determined it is more likely than not that all or a portion of these assets will not be realized. The Company recorded a valuation allowance of $552.6 million and $300.4 million for deferred tax assets existing as of December 29, 2012 and December 31, 2011, respectively. The valuation allowance is primarily attributable to foreign and state net operating loss carry forwards and a U.S. federal capital loss carry forward. A significant portion of the increase in the valuation allowance for the period ended December 29, 2012 pertains to the U.S. capital loss realized upon the sale of the HHI business. Capital losses are only allowed to offset capital gains, of which none are expected to be realized as of December 29, 2012.

The classification of deferred taxes as of December 29, 2012 and December 31, 2011 is as follows:

	2012		2011
	Deferred Tax Asset	Deferred Tax Liability	Deferred Tax Asset	Deferred Tax Liability
Current	$(142.1)	$36.3	$(102.0)	$56.0
Non-current	(132.4)	946.9	(70.7)	851.0
Total	$(274.5)	$983.2	$(172.7)	$907.0
Income tax expense (benefit) attributable to continuing operations consisted of the following:

(Millions of Dollars)	2012	2011	2010
Current:
Federal	$11.6	$(149.8)	$(90.9)
Foreign	107.5	200.1	91.0
State	8.8	9.3	5.4
Total current	$127.9	$59.6	$5.5
Deferred:
Federal	$15.8	$27.8	$44.3
Foreign	(57.7)	(31.0)	(28.4)
State	(7.1)	(6.3)	(3.4)
Total deferred	(49.0)	(9.5)	12.5
Income taxes on continuing operations	$78.9	$50.1	$18.0
Net income taxes paid during 2012, 2011 and 2010 were $248.4 million, $114.7 million and $83.6 million, respectively. The 2012 amount includes refunds of $50.6 million primarily related to a U.S. NOL carryback claim. The 2011 amount includes refunds of $74.6 million primarily relating to prior year overpayments and prepaid taxes. The 2010 amount includes U.S. Federal refunds of $77.4 million primarily relating to an NOL carry back, an audit settlement and a prior year overpayment. During 2012, 2011 and 2010, the Company had tax holidays in the Czech Republic and China resulting in a reduction of tax expense amounting to $3.1 million, $3.5 million, and $2.9 million, respectively. The tax holiday in the Czech Republic expired during 2011 while a portion of the tax holiday in China expires in 2015.

The reconciliation of the U.S. federal statutory income tax to the income taxes on continuing operations is as follows:

(Millions of Dollars)	2012	2011	2010
Tax at statutory rate	$184.5	$226.9	$56.4
State income taxes, net of federal benefits	1.5	(2.2)	1.6
Difference between foreign and federal income tax	(110.2)	(91.2)	(64.4)
Tax accrual reserve	48.4	19.4	7.3
Audit settlements	(49.0)	(73.4)	(36.0)
NOL & Valuation Allowance related items	3.2	(1.8)	12.4
Foreign dividends and related items	15.0	(10.9)	7.8
Merger related costs	(6.9)	6.4	50.1
Change in deferred tax liabilities on undistributed foreign earnings	(17.2)	(26.2)	(10.6)
Statutory income tax rate change	(5.2)	(1.3)	1.5
Other-net	14.8	4.4	(8.1)
Income taxes on continuing operations	$78.9	$50.1	$18.0
The components of earnings from continuing operations before income taxes consisted of the following:

(Millions of Dollars)	2012	2011	2010
United States	$271.6	$171.9	$(201.3)
Foreign	256.0	476.5	369.9
Earnings from continuing operations before income taxes	$527.6	$648.4	$168.6
Except for certain legacy Black & Decker foreign earnings as described below, all undistributed foreign earnings of the Company at December 29, 2012, in the amount of approximately $3,902.0 million are considered to be invested indefinitely or will be remitted substantially free of additional tax. Accordingly, no provision has been made for tax that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of this liability. As of March 12, 2010, the Company made a determination to repatriate $1,636.1 million of legacy Black & Decker foreign earnings on which U.S. income taxes had not previously been provided. As a result of this repatriation decision, in conjunction with the purchase accounting and ASC 805, the Company has recorded deferred tax liabilities of $436.9 million at December 29, 2012.

The Company’s liabilities for unrecognized tax benefits relate to U.S. and various foreign jurisdictions. The following table summarizes the activity related to the unrecognized tax benefits:

(Millions of Dollars)	2012	2011	2010
Balance at beginning of year	$214.2	$273.1	$30.3
Adjustment for 2010 Merger and acquisitions	—	—	317.6
Additions based on tax positions related to current year	21.5	46.3	18.4
Additions based on tax positions related to prior years	46.5	26.7	0.7
Reductions based on tax positions related to prior years	(69.6)	(96.6)	(36.3)
Settlements	(1.0)	(22.4)	(41.0)
Statute of limitations expirations	(4.4)	(12.9)	(16.6)
Balance at end of year	$207.2	$214.2	$273.1
The gross unrecognized tax benefits at December 29, 2012 and December 31, 2011 includes $179.4 million and $185.4 million, respectively, of tax benefits that, if recognized, would impact the effective tax rate. The liability for potential penalties and interest related to unrecognized tax benefits was increased by $7.6 million in 2012, decreased by $14.2 million in 2011 and decreased by $6.5 million in 2010. The liability for potential penalties and interest totaled $33.5 million as of December 29, 2012 and $25.9 million as of December 31, 2011. The Company classifies all tax-related interest and penalties as income tax expense. During 2012, 2011 and 2010, the Company recognized tax benefits of $49.0 million, $73.4 million and $36.0 million attributable to favorable settlements of certain tax contingencies, due to a change in the facts and circumstances that did not exist at the acquisition date related to the resolution of legacy Black & Decker income tax audits.
The Company considers many factors when evaluating and estimating its tax positions and the impact on income tax expense, which may require periodic adjustments and which may not accurately anticipate actual outcomes. It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company's unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits or final decisions in transfer pricing matters. At this time, an estimate of the range of reasonably possible outcomes is $3 million to $8 million.

The Company is subject to the examination of its income tax returns by the Internal Revenue Service and other tax authorities. For The Black & Decker Corporation, tax years 2008, 2009 and March 12, 2010 have been settled with the Internal Revenue Service as of December 29, 2012. For Stanley Black & Decker, Inc. tax years 2008 and 2009 are currently under audit. The Company also files many state and foreign income tax returns in jurisdictions with varying statutes of limitations. Tax years 2008 and forward generally remain subject to examination by most state tax authorities. In significant foreign jurisdictions, tax years 2003 and forward generally remain subject to examination, while in Germany tax years 1999 and forward remain subject to examination.

R. COMMITMENTS AND GUARANTEES
COMMITMENTS — The Company has non-cancelable operating lease agreements, principally related to facilities, vehicles, machinery and equipment. Minimum payments have not been reduced by minimum sublease rentals of $4.2 million due in the future under non-cancelable subleases. Rental expense, net of sublease income, for operating leases was $148.7 million in 2012, $145.7 million in 2011, and $142.0 million in 2010.
The following is a summary of the Company’s future commitments which span more than one future fiscal year:

(Millions of Dollars)	Total	2013	2014	2015	2016	2017	Thereafter
Operating lease obligations	$393.9	$112.4	$78.9	$55.8	$41.4	$30.6	$74.8
Marketing commitments	50.0	27.0	8.0	6.0	4.0	—	5.0
Total	$443.9	$139.4	$86.9	$61.8	$45.4	$30.6	$79.8

The Company has numerous assets, predominantly real estate, vehicles and equipment, under various lease arrangements. The Company routinely exercises various lease renewal options and from time to time purchases leased assets for fair value at the end of lease terms.
The Company is a party to a synthetic lease for one of its major distribution centers. The program qualifies as an operating lease for accounting purposes, where only the monthly lease cost is recorded in earnings and the liability and value of underlying assets are off-balance sheet. As of December 29, 2012, the estimated fair value of assets and remaining obligation for the property were $30.8 million and $26.6 million, respectively.
GUARANTEES — The Company's financial guarantees at December 29, 2012 are as follows:

(Millions of Dollars)	Term	Maximum Potential Payment	Carrying Amount of Liability
Guarantees on the residual values of leased properties	One to four years	$26.6	$—
Standby letters of credit	Up to three years	71.5	—
Commercial customer financing arrangements	Up to six years	17.2	13.0
Total		$115.3	$13.0
The Company has guaranteed a portion of the residual value arising from its previously mentioned synthetic lease. The lease guarantees aggregate $26.6 million while the fair value of the underlying assets is estimated at $30.8 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these lease guarantees.
The Company has issued $71.5 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs.
The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors and franchisees for their initial purchase of the inventory and truck necessary to function as a distributor and franchisee. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors and franchisees. The gross amount guaranteed in these arrangements is $17.2 million and the $13.0 million carrying value of the guarantees issued is recorded in debt and other liabilities as appropriate in the Consolidated Balance Sheet.
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
Following is a summary of the warranty liability activity for the years ended December 29, 2012, December 31, 2011, and January 1, 2011:

(Millions of Dollars)	2012	2011	2010
Balance beginning of period	$124.9	$114.9	$66.9
Warranties and guarantees issued	86.3	88.4	85.7
Liability assumed from Merger and acquisitions	0.2	10.5	52.7
Warranty payments and currency	(87.4)	(88.9)	(90.4)
Balance end of period	$124.0	$124.9	$114.9

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
The Environmental Protection Agency (“EPA”) and the Santa Ana Regional Water Quality Control Board have each initiated administrative proceedings against Black & Decker and certain of its current or former affiliates alleging that Black & Decker and numerous other defendants are responsible to investigate and remediate alleged groundwater contamination in and adjacent to a 160-acre property located in Rialto, California. The EPA and the cities of Colton and Rialto, as well as Goodrich Corporation, also initiated lawsuits against Black & Decker and certain of its former or current affiliates in the Federal District Court for California, Central District alleging similar claims that Black & Decker is liable under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), the Resource Conservation and Recovery Act, and state law for the discharge or release of hazardous substances into the environment and the contamination caused by those alleged releases. The City of Colton also has a companion case in California State court. The City of Riverside has a similar suit in California State Court with similar claims and the same parties. Both of these cases are currently stayed for all purposes. Certain defendants in that case have cross-claims against other defendants and have asserted claims against the State of California. The administrative proceedings and the lawsuits generally allege that West Coast Loading Corporation (“WCLC”), a defunct company that operated in Rialto between 1952 and 1957, and an as yet undefined number of other defendants are responsible for the release of perchlorate and solvents into the groundwater basin, and that Black & Decker and certain of its current or former affiliates are liable as a “successor” of WCLC. The Company's settlement discussions among the EPA and numerous other parties progressed throughout late 2012, culminating in the settlement of the EPA's claims against the Company, as well as all other administrative proceedings and lawsuits involving Black & Decker related to the WCLC site, except for the City of Riverside's state court lawsuit. (That lawsuit has been stayed and will, the Company believes, ultimately be mooted by the implementation of an interim and final remedy at the site.)  This settlement is embodied in a Consent Decree that was filed with the United States District Court for the Central District of California on or about December 4, 2012.  The Consent Decree is a public document, subject to public comment and ultimately, court approval.  In substance, Emhart Industries, Inc. (a dissolved, former indirectly wholly-owned subsidiary of The Black & Decker Corporation) (“Emhart”) has agreed to be responsible for an interim remedy at the site, which remedy will be funded by (i) amounts gathered by EPA from multiple parties and placed in trust, and, to the extent necessary, (ii) Emhart's affiliate.  The interim remedy requires the construction of a water treatment facility and the filtering of ground water at or around the Rialto property for a period of approximately 30 years or more.
The EPA has asserted claims in federal court in Rhode Island against certain current and former affiliates of Black & Decker related to environmental contamination found at the Centredale Manor Restoration Project Superfund site, located in North Providence, Rhode Island. The EPA has discovered a variety of contaminants at the site, including but not limited to, dioxins, polychlorinated biphenyls, and pesticides. The EPA alleges that Black & Decker and certain of its current and former affiliates are liable for site clean-up costs under CERCLA as successors to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. Black & Decker and certain of its current and former affiliates contest the EPA's allegation that they are responsible for the contamination, and have asserted contribution claims, counterclaims and cross-claims against a number of other potentially responsible parties, including the federal government as well as insurance carriers. The EPA released its Record of Decision ("ROD") in September 2012, which identified and described the EPA's selected remedial alternative for the site. Black & Decker and certain of its current and former affiliates are contesting the EPA's selection of the remedial alternative set forth in the ROD, on the grounds that the EPA's actions were arbitrary and capricious and otherwise not in accordance with law, and have proposed other equally-protective, more cost-effective alternatives. The Company's estimated remediation costs related to this Centredale site (including the EPA’s past costs as well as costs of additional investigation, remediation, and related costs such as EPA’s oversight costs, less escrowed funds contributed by primary potentially responsible parties (PRPs) who have reached settlement agreements with the EPA), which the Company considers to be probable and reasonably estimable, range from approximately $68.1 million to $139.7 million, with no amount within that range representing a more likely outcome until such time as the litigation is resolved through judgment of compromise. The Company’s reserve for this environmental remediation matter of $68.1 million reflects the fact that the EPA considers Metro-Atlantic, Inc. to be a primary source of contamination at the site. As the specific nature of the environmental remediation activities that may be mandated by the EPA at this site have not yet been finally determined through the on-going litigation, the ultimate remedial costs associated with the site may vary from the amount accrued by the Company at December 29, 2012.
In the normal course of business, the Company is involved in various lawsuits and claims. In addition, the Company is a party to a number of proceedings before federal and state regulatory agencies relating to environmental remediation. Also, the Company, along with many other companies, has been named as a PRP in a number of administrative proceedings for the remediation of various waste sites, including 31 active Superfund sites. Current laws potentially impose joint and several liabilities upon each PRP. In assessing its potential liability at these sites, the Company has considered the following: whether responsibility is being disputed, the terms of existing agreements, experience at similar sites, and the Company’s volumetric contribution at these sites.
The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of December 29, 2012 and December 31, 2011, the Company had reserves of $188.0 million and $164.8 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2012 amount, $6.0 million is classified as current and $182.0 million as long-term which is expected to be paid over the estimated remediation period. As of December 29, 2012, the Company has recorded an asset of $24.3 million related to funding by EPA and placed in trust in accordance with the Consent Decree associated with WCLC, as previously discussed. Accordingly, the cash obligation as of December 29, 2012 of the Company associated with the aforementioned remediation activities is $163.7 million. The range of environmental remediation costs that is reasonably possible is $141.3 million to $282.5 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with policy.
The environmental liability for certain sites that have cash payments beyond the current year that are fixed or reliably determinable have been discounted using a rate of 1.6% to 2.8%, depending on the expected timing of disbursements. The discounted and undiscounted amount of the liability relative to these sites is $20.0 million and $31.0 million, respectively. The payments relative to these sites are expected to be $1.8 million in 2013, $1.5 million in 2014, $2.2 million in 2015, $1.4 million in 2016, $1.0 million in 2017 and $23.1 million thereafter.

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
T. DISCONTINUED OPERATIONS
In October 2012, the Company entered into a definitive agreement to sell its Hardware & Home Improvement business ("HHI") to Spectrum Brands Holdings, Inc. ("Spectrum") for approximately $1.4 billion in cash, with the price subject to revision for the level of working capital at the date of sale. The purchase and sale agreement stipulates that the sale occur in a First and Second Closing, for approximately $1.3 billion and $100 million, respectively. HHI is a provider of residential locksets, residential builders hardware and plumbing products marketed under the Kwikset, Weiser, Baldwin, Stanley, National and Pfister brands. The majority of the HHI business was part of the Company's Security segment, with the remainder being part of the Company's CDIY segment. The divestiture of the HHI business is part of the continued diversification of the Company's revenue streams and geographic footprint. The HHI sale also includes the residential portion of the Tong Lung hardware business, which the Company acquired in the third quarter of 2012. The First Closing occurred on December 17, 2012 in which HHI, excluding the residential portion of the Tong Lung business, was sold for $1.261 billion in cash. The First Closing of the HHI sale resulted in an after-tax gain of $358.9 million. The Second Closing to sell the residential Tong Lung business for approximately $100 million is expected to occur no later than April 2013. The $100 million payment relating to the Second Closing has been held in escrow at December 29, 2012.
As part of the purchase and sale agreement, the Company will perform transition services relating to certain administrative functions for Spectrum primarily for a period of one year or less, pending Spectrum's integration of these functions into their pre-existing business processes.  Spectrum will pay a transition service fee to the Company as reimbursement for transition service costs incurred.  As discussed above, the divestiture of the residential Tong Long portion of the HHI business for $100 million is expected to occur no later than April 2013 and accordingly, there will be continuing cash flows associated with Tong Long. The Company evaluated the transition services and other continuing involvement and concluded that the expected continuing cash flows are not a significant portion of the disposed business.
During 2011, the Company sold three small businesses for total cash proceeds of $27.1 million and a cumulative after-tax loss of $18.8 million. These businesses were sold as the related product lines provided limited growth opportunity or were not considered part of the Company's core offerings.
As a result of these actions, the operating results of the businesses above, including the related gain and loss, are reported as discontinued operations. Amounts previously reported have been reclassified to conform to this presentation in accordance with ASC 205 to allow for meaningful comparison of continuing operations. The Consolidated Balance Sheets as of December 29, 2012 and December 31, 2011 aggregate amounts associated with discontinued operations as described above. Summarized operating results of discontinued operations are presented in the following table:

(Millions of Dollars)	2012	2011	2010
Net Sales	$930.6	$1,001.9	$913.0
Earnings from discontinued operations before income taxes (including pretax gain on HHI sale of $384.7 million in 2012)	$503.5	$114.9	$68.4
Income taxes on discontinued operations (including income taxes for gain on HHI sale of $25.8 million in 2012)	69.2	38.7	20.8
Net earnings from discontinued operations	$434.3	$76.2	$47.6
As of December 29, 2012, assets and liabilities held for sale relating to the residential portion of the Tong Lung business totaled $133.4 million and $30.3 million, respectively. The carrying amounts of the assets and liabilities that were aggregated in assets held for sale and liabilities held for sale as of December 31, 2011 are presented in the following table:

(Millions of Dollars)	2011
Accounts and notes receivable, net	108.2
Inventories, net	167.7
Property, Plant and Equipment, net	108.3
Goodwill and other intangibles, net	655.0
Other Assets	11.0
Total assets	1,050.2

Accounts payable and accrued expenses	152.5
Other liabilities	61.4
Total liabilities	213.9
U. PARENT AND SUBSIDIARY DEBT GUARANTEES
The following debt obligations were issued by Stanley Black & Decker, Inc. (“Stanley”) and are fully and unconditionally guaranteed by The Black & Decker Corporation (“Black & Decker”), a 100% owned direct subsidiary of Stanley: 4.90% Notes due 2012; 6.15% Notes due 2013;3.40% Notes due 2021; 2.90% Notes due 2022; and the 2040 Term Bonds (collectively, the “Stanley Notes”).
The following notes were issued by Black & Decker and are fully and unconditionally guaranteed by Stanley: 8.95% Notes due 2014; 4.75% Notes due 2014; and 5.75% Notes due 2016; (collectively, the “Black & Decker Notes”).
The following Stanley Notes and Black & Decker Notes are no longer issued and outstanding, and accordingly, not included in the condensed consolidating balance sheet for the year ended December 29, 2012: 4.90% Notes due 2012; 6.15% Notes due 2013; 8.95% Notes due 2014; and 4.75% Notes due 2014.
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
The following tables, in accordance with Rule 3-10(e) of Regulation S-X for the Stanley Notes, and Rule 3-10(c) of Regulation S-X for the Black & Decker Notes, present the condensed consolidating statements of operations and comprehensive income for the years ended December 29, 2012, December 31, 2011, and January 1, 2011; the condensed consolidating balance sheets as of December 29, 2012 and December 31, 2011; and the condensed consolidating statements of cash flows for the years ended December 29, 2012, December 31, 2011, and January 1, 2011. The condensed consolidated financial statements for the year ended January 1, 2011 include the results of Black & Decker from the Merger date. In the condensed consolidating statement of cash flow for the year ended December 31, 2011, certain changes were made to the prior year presentation for cash provided by investing activities.

Stanley Black & Decker, Inc.
Condensed Consolidating Statement of Operations and Comprehensive Income
(Unaudited, Millions of Dollars)
Year Ended December 29, 2012

	Parent Stanley Black & Decker, Inc.	The Black & Decker Corporation	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$1,396.2	$—	$9,163.2	$(368.9)	$10,190.5
COSTS AND EXPENSES
Cost of sales	972.5	—	5,812.3	(298.9)	6,485.9
Selling, general and administrative	696.7	19.6	1,874.1	(70.0)	2,520.4
Other-net	(50.5)	(100.2)	452.6	—	301.9
Restructuring charges and asset impairments	3.4	—	171.7	—	175.1
Loss on debt extinguishment	9.2	36.3	—	—	45.5
Interest expense, net	93.1	38.7	2.3	—	134.1
	1,724.4	(5.6)	8,313.0	(368.9)	9,662.9
(Loss) earnings from continuing operations before income taxes (benefit) and equity in earnings of subsidiaries	(328.2)	5.6	850.2	—	527.6
Income taxes (benefit) on continuing operations before equity in earnings of subsidiaries	(105.9)	2.8	182.0	—	78.9
Equity in earnings of subsidiaries	671.8	567.3	—	(1,239.1)	—
Earnings from continuing operations	449.5	570.1	668.2	(1,239.1)	448.7
Less: Net (loss) attributable to non-controlling interests	—	—	(0.8)	—	(0.8)
Net earnings from continuing operations attributable to common shareowners	449.5	570.1	669.0	(1,239.1)	449.5
Net earnings from discontinued operations	434.3	458.7	460.4	(919.1)	434.3
NET EARNINGS ATTRIBUTABLE TO COMMON SHAREOWNERS	$883.8	$1,028.8	$1,129.4	$(2,158.2)	$883.8
Total Comprehensive Income Attributable to Common Shareowners	$845.0	$570.0	$1,163.7	$(1,733.7)	$845.0

Stanley Black & Decker, Inc.
Condensed Consolidating Statement of Operations and Comprehensive Income
(Unaudited, Millions of Dollars)
Year Ended December 31, 2011

	Parent Stanley Black & Decker, Inc.	The Black & Decker Corporation	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$1,380.2	$—	$8,420.2	$(364.9)	$9,435.5
COSTS AND EXPENSES
Cost of sales	942.3	—	5,318.5	(293.5)	5,967.3
Selling, general and administrative	647.3	3.0	1,802.0	(71.4)	2,380.9
Other-net	(10.4)	(87.7)	353.8	—	255.7
Restructuring charges and asset impairments	7.0	—	62.3	—	69.3
Interest expense, net	76.0	49.8	(11.9)	—	113.9
	1,662.2	(34.9)	7,524.7	(364.9)	8,787.1
(Loss) earnings from continuing operations before income taxes (benefit) and equity in earnings of subsidiaries	(282.0)	34.9	895.5	—	648.4
Income taxes (benefit) on continuing operations before equity in earnings of subsidiaries	(90.9)	13.4	127.6	—	50.1
Equity in earnings of subsidiaries	789.5	525.0	—	(1,314.5)	—
Earnings from continuing operations	598.4	546.5	767.9	(1,314.5)	598.3
Less: Net (loss) attributable to non-controlling interests	—	—	(0.1)	—	(0.1)
Net earnings from continuing operations attributable to common shareowners	598.4	546.5	768.0	(1,314.5)	598.4
Net earnings from discontinued operations	76.2	43.3	76.2	(119.5)	76.2
NET EARNINGS ATTRIBUTABLE TO COMMON SHAREOWNERS	$674.6	$589.8	$844.2	$(1,434.0)	$674.6
Total Comprehensive Income Attributable to Common Shareowners	$441.7	$521.7	$620.2	$(1,141.9)	$441.7

Stanley Black & Decker, Inc.
Condensed Consolidating Statement of Operations and Comprehensive Income
(Millions of Dollars)
Year Ended January 1, 2011

	Parent Stanley Black & Decker, Inc.	The Black & Decker Corporation	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$1,565.4	$—	$6,328.0	$(396.5)	$7,496.9
COSTS AND EXPENSES
Cost of sales	1,043.1	—	4,086.1	(322.6)	4,806.6
Selling, general and administrative	560.9	96.3	1,420.7	(73.9)	2,004.0
Other-net	38.4	(207.7)	354.2	—	184.9
Restructuring charges and asset impairments	25.4	91.3	115.0	—	231.7
Interest expense, net	56.0	89.5	(44.4)	—	101.1
	1,723.8	69.4	5,931.6	(396.5)	7,328.3
(Loss) earnings from continuing operations before income taxes (benefit) and equity in earnings of subsidiaries	(158.4)	(69.4)	396.4	—	168.6
Income taxes (benefit) on continuing operations before equity in earnings of subsidiaries	(35.6)	(29.2)	82.8	—	18.0
Equity in earnings of subsidiaries	273.4	138.7	—	(412.1)	—
Earnings from continuing operations	150.6	98.5	313.6	(412.1)	150.6
Less: Net earnings attributable to non-controlling interests	—	—	—	—	—
Net earnings from continuing operations attributable to common shareowners	150.6	98.5	313.6	(412.1)	150.6
Net earnings from discontinued operations	47.6	24.0	47.6	(71.6)	47.6
NET EARNINGS ATTRIBUTABLE TO COMMON SHAREOWNERS	$198.2	$122.5	$361.2	$(483.7)	$198.2
Total Comprehensive Income Attributable to Common Shareowners	$158.4	$(51.8)	$470.4	$(418.6)	$158.4

Stanley Black & Decker, Inc.
Condensed Consolidating Balance Sheet
(Millions of Dollars)
December 29, 2012

	Parent Stanley Black & Decker, Inc.	The Black & Decker Corporation	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$83.5	$1.5	$631.0	$—	$716.0
Accounts and notes receivable, net	111.5	0.7	1,426.0	—	1,538.2
Inventories, net	139.9	—	1,176.7	—	1,316.6
Assets held for sale	—	—	133.4	—	133.4
Other current assets	46.8	—	347.3	—	394.1
Total Current Assets	381.7	2.2	3,714.4	—	4,098.3
Property, plant and equipment, net	217.4	—	1,116.3	—	1,333.7
Goodwill and intangible assets, net	148.2	1,415.1	8,392.4	—	9,955.7
Investment in subsidiaries	10,530.1	2,861.9	—	(13,392.0)	—
Intercompany receivables	—	7,763.2	8,916.7	(16,679.9)	—
Other assets	57.8	70.1	328.4	—	456.3
Total Assets	$11,335.2	$12,112.5	$22,468.2	$(30,071.9)	$15,844.0
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities
Short-term borrowings	$—	$—	$1.1	$—	$1.1
Current maturities of long-term debt	5.3	2.8	2.3	—	10.4
Accounts payable and accrued expenses	288.6	37.7	2,705.3	—	3,031.6
Liabilities held for sale	—	—	30.3	—	30.3
Total Current Liabilities	293.9	40.5	2,739.0	—	3,073.4
Long-term debt	3,028.0	324.0	174.5	—	3,526.5
Other liabilities	(54.5)	619.8	1,951.7	—	2,517.0
Intercompany payables	1,400.7	9,291.8	5,987.4	(16,679.9)	—
Accumulated other comprehensive loss	(388.0)	(701.2)	(133.8)	835.0	(388.0)
Other shareowners’ equity	7,055.1	2,537.6	11,689.4	(14,227.0)	7,055.1
Non-controlling interests	—	—	60.0	—	60.0
Total Shareowners' Equity	6,667.1	1,836.4	11,615.6	(13,392.0)	6,727.1
Total Liabilities and Shareowners’ Equity	$11,335.2	$12,112.5	$22,468.2	$(30,071.9)	$15,844.0

Stanley Black & Decker, Inc.
Condensed Consolidating Balance Sheet
(Millions of Dollars)
December 31, 2011

	Parent Stanley Black & Decker, Inc.	The Black & Decker Corporation	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$56.2	$1.4	$849.3	$—	$906.9
Accounts and notes receivable, net	97.8	—	1,347.2	—	1,445.0
Inventories, net	117.2	—	1,153.7	—	1,270.9
Assets held for sale	—	—	1,050.2	—	1,050.2
Other current assets	90.7	10.4	315.4	—	416.5
Total Current Assets	361.9	11.8	4,715.8	—	5,089.5
Property, plant and equipment, net	193.1	—	949.5	—	1,142.6
Goodwill and intangible assets, net	181.9	1,623.5	7,576.7	—	9,382.1
Investment in subsidiaries	10,196.8	3,978.4	—	(14,175.2)	—
Intercompany receivables	—	9,210.6	8,700.4	(17,911.0)	—
Other assets	35.8	55.2	243.8	—	334.8
Total Assets	$10,969.5	$14,879.5	$22,186.2	$(32,086.2)	$15,949.0
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities
Short-term borrowings	$—	$—	$0.2	$—	$0.2
Current maturities of long-term debt	523.8	—	2.6	—	526.4
Accounts payable and accrued expenses	382.3	(0.8)	2,207.9	—	2,589.4
Liabilities held for sale	—	—	213.9		213.9
Total Current Liabilities	906.1	(0.8)	2,424.6	—	3,329.9
Long-term debt	1,722.2	1,031.9	171.7	—	2,925.8
Other liabilities	(32.3)	167.2	2,491.6	—	2,626.5
Intercompany payables	1,369.9	8,502.6	8,038.5	(17,911.0)	—
Accumulated other comprehensive loss	(349.2)	(242.4)	(168.1)	410.5	(349.2)
Other shareowners’ equity	7,352.8	5,421.0	9,164.7	(14,585.7)	7,352.8
Non-controlling interests	—	—	63.2	—	63.2
Total Shareowners' Equity	7,003.6	5,178.6	9,059.8	(14,175.2)	7,066.8
Total Liabilities and Shareowners’ Equity	$10,969.5	$14,879.5	$22,186.2	$(32,086.2)	$15,949.0

Stanley Black & Decker, Inc.
Condensed Consolidating Statement of Cash Flow
(Millions of Dollars)
Year Ended December 29, 2012

	Parent Stanley Black & Decker, Inc.	The Black & Decker Corporation	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash (used in) provided by operating activities	$(791.8)	$(67.9)	$1,825.9	$—	$966.2
Investing Activities
Capital expenditures	(63.0)	—	(323.0)	—	(386.0)
Proceeds from sales of assets	0.9	—	8.7	—	9.6
Business acquisitions, net of cash acquired	(453.8)	(2.5)	(251.0)	—	(707.3)
Proceeds from sales of businesses, net of cash sold	146.0	10.0	1,104.6	—	1,260.6
Intercompany payables and receivables	1,797.1	1,686.8	—	(3,483.9)	—
Other investing activities	3.8	2.0	—	—	5.8
Cash (used in) provided by investing activities	1,431.0	1,696.3	539.3	(3,483.9)	182.7
Financing Activities
Payments on long-term debt	(771.3)	(650.0)	(1.0)	—	(1,422.3)
Proceeds from debt issuance	1,523.5	—	—	—	1,523.5
Net repayments on short-term borrowings	—	—	(19.0)	—	(19.0)
Stock purchase contract fees	(3.2)	—	—	—	(3.2)
Purchase of common stock for treasury	(1,073.9)	—	—	—	(1,073.9)
Net premium paid for equity option	(29.5)	—	—	—	(29.5)
Premium paid on debt extinguishment	(14.9)	(76.1)	—	—	(91.0)
Termination of interest rate swaps	37.6	20.6	—	—	58.2
Termination of forward starting interest rate swaps	(102.6)	—	—	—	(102.6)
Proceeds from issuances of common stock	126.4	—	—	—	126.4
Cash dividends on common stock	(304.0)	—	—	—	(304.0)
Intercompany payables and receivables	—	(922.8)	(2,561.1)	3,483.9	—
Cash (used in) provided by financing activities	(611.9)	(1,628.3)	(2,581.1)	3,483.9	(1,337.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2.4)	—	(2.4)
Increase (decrease) in cash and cash equivalents	27.3	0.1	(218.3)	—	(190.9)
Cash and cash equivalents, beginning of year	$56.2	$1.4	$849.3	$—	$906.9
Cash and cash equivalents, end of year	$83.5	$1.5	$631.0	$—	$716.0

Stanley Black & Decker, Inc.
Condensed Consolidating Statement of Cash Flow
(Millions of Dollars)
Year Ended December 31, 2011

	Parent Stanley Black & Decker, Inc.	The Black & Decker Corporation	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash (used in) provided by operating activities	$(431.7)	$(92.6)	$1,523.2	$—	$998.9
Investing Activities
Capital expenditures	(61.9)	—	(240.2)	—	(302.1)
Proceeds from sales of assets	—	—	29.4	—	29.4
Business acquisitions, net of cash acquired	—	—	(1,179.6)	—	(1,179.6)
Proceeds from sales of businesses, net of cash sold	—	—	27.1	—	27.1
Intercompany payables and receivables	342.8	1,563.6	—	(1,906.4)	—
Other investing activities	(17.9)	(18.1)	(3.1)	—	(39.1)
Cash (used in) provided by investing activities	263.0	1,545.5	(1,366.4)	(1,906.4)	(1,464.3)
Financing Activities
Payments on long-term debt	—	(400.0)	(3.2)	—	(403.2)
Proceeds from debt issuance	420.1	—	0.9	—	421.0
Net repayments on short-term borrowings	—	—	(199.4)	—	(199.4)
Stock purchase contract fees	(3.2)	—	—	—	(3.2)
Purchase of common stock from treasury	(11.1)	—	—	—	(11.1)
Net premium paid for equity option	(19.6)	—	—	—	(19.6)
Proceeds from issuance of common stock	119.6	—	—	—	119.6
Cash dividends on common stock	(275.9)	—	—	—	(275.9)
Intercompany payables and receivables	—	(1,055.0)	(851.4)	1,906.4	—
Cash (used in) provided by financing activities	229.9	(1,455.0)	(1,053.1)	1,906.4	(371.8)
Effect of exchange rate changes on cash and cash equivalents	—	—	1.3	—	1.3
Increase (decrease) in cash and cash equivalents	61.2	(2.1)	(895.0)	—	(835.9)
Cash and cash equivalents, beginning of year	(5.0)	3.5	1,744.3	—	1,742.8
Cash and cash equivalents, end of year	$56.2	$1.4	$849.3	$—	$906.9

Stanley Black & Decker, Inc.
Condensed Consolidating Statement of Cash Flow
(Millions of Dollars)
Year Ended January 1, 2011

	Parent Stanley Black & Decker, Inc.	The Black & Decker Corporation	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash (used in) provided by operating activities	$(520.5)	$55.4	$1,204.4	$—	$739.3
Investing Activities
Capital expenditures	(38.1)	(2.6)	(144.8)	—	(185.5)
Proceeds from sales of assets	5.7	0.9	4.4	—	11.0
Business acquisitions, net of cash acquired	(457.1)	(15.1)	(78.1)	—	(550.3)
Cash acquired from Black & Decker	—	1.8	947.6	—	949.4
Intercompany payables and receivables	498.0	453.5	—	(951.5)	—
Other investing activities	(1.5)	46.5	—	—	45.0
Cash (used in) provided by investing activities	7.0	485.0	729.1	(951.5)	269.6
Financing Activities
Payments on long-term debt	(512.7)	—	(3.1)	—	(515.8)
Proceeds from debt issuance	1,009.8	—	—	—	1,009.8
Net repayments on short-term borrowings	(88.7)	(175.0)	0.1	—	(263.6)
Stock purchase contract fees	(7.7)	—	—	—	(7.7)
Purchase of common stock from treasury	(4.9)	—	—	—	(4.9)
Net premium paid for equity option	(50.3)	—	—	—	(50.3)
Termination of forward starting interest rate swaps	(48.4)	—	—	—	(48.4)
Proceeds from issuance of common stock	396.1	—	—	—	396.1
Cash dividends on common stock	(193.9)	(7.7)	—	—	(201.6)
Intercompany payables and receivables	—	(354.2)	(597.3)	951.5	—
Cash (used in) provided by financing activities	499.3	(536.9)	(600.3)	951.5	313.6
Effect of exchange rate changes on cash and cash equivalents	—	—	22.2	—	22.2
Increase (decrease) in cash and cash equivalents	(14.2)	3.5	1,355.4	—	1,344.7
Cash and cash equivalents, beginning of year	9.2	—	388.9	—	398.1
Cash and cash equivalents, end of year	$(5.0)	$3.5	$1,744.3	$—	$1,742.8

SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	Quarter
(Millions of Dollars, except per share amounts)	First	Second	Third	Fourth	Year
2012
Net sales	$2,427.1	$2,568.0	$2,526.9	$2,668.5	$10,190.5
Gross profit	912.2	930.5	913.7	948.2	3,704.6
Selling, general and administrative expenses	637.8	626.4	614.0	642.2	2,520.4
Net earnings from continuing operations	105.4	126.1	86.7	130.5	448.7
Less: (Loss) earnings from non-controlling interest	(0.7)	(0.3)	(0.2)	0.4	(0.8)
Net earnings from continuing operations attributable to Stanley Black & Decker, Inc.	106.1	126.4	86.9	130.1	449.5
Net earnings from discontinued operations	15.7	28.4	28.3	362.0	434.3
Net earnings attributable to Stanley Black & Decker, Inc.	$121.8	$154.8	$115.2	$492.1	$883.8
Basic earnings per common share:
Continuing operations	$0.64	$0.77	$0.53	$0.81	$2.75
Discontinued operations	0.10	0.17	0.17	2.24	2.66
Total basic earnings per common share	$0.74	$0.94	$0.71	$3.05	$5.41
Diluted earnings per common share:
Continuing operations	$0.63	$0.75	$0.52	$0.79	$2.70
Discontinued operations	0.09	0.17	0.17	2.20	2.61
Total diluted earnings per common share	$0.72	$0.92	$0.69	$2.99	$5.30
2011
Net sales	$2,142.7	$2,348.2	$2,379.2	$2,565.4	$9,435.5
Gross profit	803.9	871.6	882.3	910.4	3,468.2
Selling, general and administrative expenses	554.8	589.7	596.7	639.7	2,380.9
Net earnings from continuing operations	141.9	165.9	137.2	153.3	598.3
Less: (Loss) earnings from non-controlling interest	(0.3)	—	0.7	(0.5)	(0.1)
Net earnings from continuing operations attributable to Stanley Black & Decker, Inc.	142.2	165.9	136.5	153.8	598.4
Net earnings from discontinued operations	16.5	31.4	18.1	10.2	76.2
Net earnings attributable to Stanley Black & Decker, Inc.	$158.7	$197.3	$154.6	$164.0	$674.6
Basic earnings per common share:
Continuing operations	$0.85	$0.99	$0.83	$0.94	$3.60
Discontinued operations	0.10	0.19	0.11	0.06	0.46
Total basic earnings per common share	$0.95	$1.17	$0.94	$1.00	$4.06
Diluted earnings per common share:
Continuing operations	$0.83	$0.96	$0.81	$0.92	$3.52
Discontinued operations	0.10	0.18	0.11	0.06	0.45
Total diluted earnings per common share	$0.92	$1.14	$0.92	$0.98	$3.97
The quarterly amounts above have been adjusted for the divestiture of HHI, which has been excluded from continuing operations and is reported as a discontinued operation. Refer to Note T, Discontinued Operations, of the Notes to Consolidated Financial Statements in Item 8 for further discussion.
During 2012, the Company recognized $442 million ($329 million after tax), or $1.97 per diluted share, in charges on continuing operations primarily related to merger and acquisitions-related charges (including facility closure-related charges, integration-related administration costs and consulting fees, as well as transaction cost), the charges associated with the $200 million in cost actions implemented in 2012, as well as the charges associated with the extinguishment of debt during the third quarter of 2012. The impact of these merger and acquisition-related charges and effect on diluted earnings per share by quarter was as follows:

Merger and Acquisition-Related Charge	Diluted EPS Impact
• Q1 2012 — $80 million ($59 million after-tax)	$0.35 per diluted share
• Q2 2012 — $74 million ($62 million after-tax)	$0.37 per diluted share
• Q3 2012 — $157 million ($113 million after-tax)	$0.68 per diluted share
• Q4 2012 — $131 million ($95 million after-tax)	$0.58 per diluted share
In the third and fourth quarter of 2012, the Company recognized an income tax benefit attributable to the settlement of certain tax contingencies of $7 million, or $0.04 per diluted share, and $42 million, or $0.25 per diluted share, respectively.
During 2011, the Company recognized $236 million ($186 million after tax), or $1.09 per diluted share, in charges on continuing operations primarily related to the Black & Decker merger which included facility closure-related charges, integration-related administrative costs and consulting fees, transaction costs and severance. The impact of these merger and acquisition-related charges and effect on diluted earnings per share by quarter was as follows:

Merger and Acquisition-Related Charge	Diluted EPS Impact
• Q1 2011 — $32 million ($25 million after-tax)	$0.14 per diluted share
• Q2 2011 — $48 million ($54 million after-tax)	$0.31 per diluted share
• Q3 2011 — $77 million ($57 million after-tax)	$0.34 per diluted share
• Q4 2011 — $79 million ($50 million after-tax)	$0.30 per diluted share
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

(e)
Certificate of Amendment to the Restated Certificate of Incorporation dated April 17, 2012 (incorporated by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2012).

3.2	(a)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 12, 2010).

	(b)	Amendment to Amended and Restated Bylaws dated February 15, 2011 (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed on February 16, 2011).

	(c)	Amendment to Amended and Restated Bylaws dated April 17, 2012 (incorporated by reference to Exhibit 3(ii) to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2012).

4.1	(a)
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
Senior Indenture, dated as of November 1, 2002 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee to JPMorgan Chase Bank, defining the rights of holders of 3 1/2% Notes Due November 1, 2007, 4 9/10% Notes due November 1, 2012 and 6.15% Notes due 2013 (incorporated by reference to Exhibit 4(vi) to the Company’s Annual Report on Form 10-K for the year ended December 28, 2002).

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

(d)
Fourth Supplemental Indenture, dated as of November 22, 2011, among Stanley Black & Decker, Inc., The Black & Decker Corporation, as Guarantor, and the Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 3.40% Notes due 2021(incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

(e)
Fifth Supplemental Indenture, dated as of November 6, 2012, among Stanley Black & Decker, Inc., The Black & Decker Corporation, as Guarantor, and the Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 2.90% Notes due 2022 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on November 6, 2012).

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

(d)
Third Supplemental Indenture dated July 25, 2012, between the Company and HSBC Bank USA, National Association, as trustee, related to the 5.75% Junior Subordinated Debentures due 2052 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on July 25, 2012).

	(e)	Form of 5.75% Junior Subordinated Debentures due 2052 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated July 25, 2012).

4.6	(a)
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

10.2
364-Day Credit Agreement dated as of July 13, 2012, by and among the Registrant, The Subsidiary Guarantor, the lenders named therein, Citibank, N.A., as Administrative Agent, Citigroup Global Markets Inc., J.P.Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated as lead arrangers and book runners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A. as syndication agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 18, 2012).

10.3
Executive Chairman Agreement dated as of November 2, 2009, among The Stanley Works and Nolan D. Archibald (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 3, 2009)*.

10.4	(a)
Second Amended and Restated Employment Agreement, dated as of November 2, 2009, among The Stanley Works and John F. Lundgren (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 3, 2009)*.

(b)
Amended and Restated Change in Control Severance Agreement dated December 10, 2008 between The Stanley Works and John F. Lundgren. (incorporated by reference to Exhibit (xviii) to the Annual Report on Form 10-K for the period ended January 3, 2009).*

(c)
Letter Agreement between Stanley Black & Decker, Inc. and John F. Lundgren effective January 13, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 14, 2013).*

10.5	(a)
Employment Agreement, dated as of November 2, 2009, among The Stanley Works and James M. Loree (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 3, 2009)*.

(b)
Letter Agreement between Stanley Black & Decker, Inc. and James M. Loree effective January 13, 2013 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 14, 2013).*

10.6
Form A of Amended and Restated Change in Control Severance Agreement. James M. Loree is a party to a Restated and Amended Change in Control Severance Agreement in this Form. (incorporated by reference to Exhibit (xiv) to the Company’s Annual Report on Form 10-K for the period ended January 3, 2009).*

10.7
Form B of Amended and Restated Change in Control Severance Agreement. Jeffery D. Ansell is a party to an Amended and Restated Change in Control Severance Agreements in this Form. (incorporated by reference to Exhibit (xv) to the Company’s Annual Report on Form 10-K for the period ended January 3, 2009).*

10.8
Form B of Change in Control Severance Agreement. Donald Allan, Jr., is a party to a Change in Control Severance Agreement in this Form. (incorporated by reference to Exhibit (xvi) to the Company’s Annual Report on Form 10-K for the period ended January 3, 2009).*

10.9		Revised Form B of Change in Control Severance Agreement.*

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

10.16	(a)	2001 Long-Term Incentive Plan as amended effective October 17, 2008 (incorporated by reference to Exhibit (xi) to the Company’s Annual Report on Form 10-K for the period ended January 3, 2009).*

(b)
Form of Stock Option Certificate for stock options granted pursuant to 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(xiv)(a) to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007).*

(c)
Form of Restricted Stock Unit Award Certificate for grants of restricted stock units pursuant to 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(xiv)(c) to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007).*

(d)
Terms and Conditions applicable to Long Term Performance Awards issued pursuant to the 1997 and the 2001 Long Term Incentive Plans. (incorporated by reference to Exhibit (xi)(c) to the Company’s Annual Report on Form 10-K for the period ended January 3, 2009).*

(e)
Form of Award Letter for Long Term Performance Awards issued pursuant to the 2001 Long Term Incentive Plan (incorporated by reference to Exhibit (xi)(d) to the Company’s Annual Report on Form 10-K for the period ended January 3, 2009).*

10.17	(a)
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

(d)
Terms of special one-time award of restricted stock units to John F. Lundgren under his employment agreement and The Stanley Works 2009 Long-Term Incentive Plan (as amended March 12, 2010) (incorporated by reference to Exhibit 10(vi)(d) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010).*

(e)
Terms of special one-time award of restricted stock units to James M. Loree under his employment agreement and The Stanley Works 2009 Long-Term Incentive Plan (as amended March 12, 2010) (incorporated by reference to Exhibit 10(vi)(e) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010).*

(f)
Terms of stock option grants to Nolan D. Archibald under his executive chairman agreement and The Stanley Works 2009 Long-Term Incentive Plan (as amended March 12, 2010) (incorporated by reference to Exhibit 10(vi)(f) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010).*

	(g)	Amendment to Stanley Black & Decker, Inc. 2009 Long Term Incentive Plan (incorporated by reference to Exhibit 10(ii) to the Company’s Quarterly report on Form 10-Q filed on November 7, 2011).*

10.18	(a)
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

10.19		The Stanley Works 2012 Management Incentive Compensation Plan.*

10.20
Special Severance Policy for Management Incentive Compensation Plan Participants Levels 1-5 as amended effective October 17, 2008 (incorporated by reference to Exhibit (xxi) to the Company’s Annual Report on Form 10-K for the period ended January 3, 2009).*

10.21		Employee Stock Purchase Plan as amended April 23, 2009 (incorporated by reference to Exhibit 10(iii)(d) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2009).*

10.22		The Black & Decker 1996 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 12, 2010)*.

10.23		The Black & Decker 2003 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on March 12, 2010)*.

10.24	(a)	The Black & Decker Corporation 2004 Restricted Stock Plan (incorporated by reference to Exhibit 10(xi)(a) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010)*.

(b)
Form of Restricted Share Agreement relating to The Black & Decker Corporation 2004 Restricted Stock Plan (incorporated by reference to Exhibit 10(xi)(b) to the Company’s Quarterly Report on Form 10-Q filed on
May 13, 2010)*.

10.25	(a)
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

10.26
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

10.28	(a)	The Black & Decker Supplemental Pension Plan, as amended and restated (incorporated by reference to Exhibit 10(xx) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010)*.

	(b)	First Amendment to The Black & Decker Supplemental Pension Plan (incorporated by reference to Exhibit 10(xxi) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010)*.

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