Form 10-Q
period 2013-06-29
STANLEY BLACK & DECKER, INC.
filed 2013-07-31
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2013.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
160,078,033 shares of the registrant’s common stock were outstanding as of July 18, 2013

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED JUNE 29, 2013 AND JUNE 30, 2012
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	Second Quarter		Year-to-Date
	2013	2012	2013	2012
Net Sales	$2,869.3	$2,567.0	$5,356.5	$4,993.1
Costs and Expenses
Cost of sales	$1,861.8	$1,636.7	$3,438.1	$3,150.8
Selling, general and administrative	679.0	622.9	1,347.1	1,257.9
Provision for doubtful accounts	3.3	3.3	5.1	5.6
Other-net	71.7	82.5	142.7	150.4
Restructuring (credits) charges and asset impairments	(30.7)	24.4	12.2	64.4
Interest expense	39.7	34.6	79.6	68.5
Interest income	(3.3)	(2.2)	(6.5)	(4.7)
	$2,621.5	$2,402.2	$5,018.3	$4,692.9
Earnings from continuing operations before income taxes	247.8	164.8	338.2	300.2
Income taxes on continuing operations	53.2	38.6	62.0	68.4
Earnings from continuing operations	$194.6	$126.2	$276.2	$231.8
Less: Net loss attributable to non-controlling interests	(0.3)	(0.3)	(0.7)	(1.0)
Net earnings from continuing operations attributable to common shareowners	194.9	126.5	276.9	232.8
Net (loss) earnings from discontinued operations	$(7.8)	$28.3	$(8.7)	$43.8
Net Earnings Attributable to Common Shareowners	$187.1	$154.8	$268.2	$276.6
Total Comprehensive Income (Loss) Attributable to Common Shareowners	$71.4	$(120.5)	$10.3	$78.2
Basic earnings (loss) per share of common stock:
Continuing operations	$1.26	$0.77	$1.78	$1.42
Discontinued operations	(0.05)	0.17	(0.06)	0.27
Total basic earnings per share of common stock	$1.21	$0.94	$1.73	$1.68
Diluted earnings (loss) per share of common stock:
Continuing operations	$1.23	$0.75	$1.75	$1.38
Discontinued operations	(0.05)	0.17	(0.05)	0.26
Total diluted earnings per share of common stock	$1.18	$0.92	$1.69	$1.64
Dividends per shares of common stock	$0.49	$0.41	$0.98	$0.82
Weighted Average Shares Outstanding (in thousands):
Basic	155,064	164,082	155,137	164,162
Diluted	158,351	167,921	158,483	168,158
See notes to (unaudited) condensed consolidated financial statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 29, 2013 AND DECEMBER 29, 2012
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	June 29, 2013	December 29, 2012
ASSETS
Current Assets
Cash and cash equivalents	$561.7	$716.0
Accounts and notes receivable, net	1,794.3	1,537.6
Inventories, net	1,475.8	1,316.0
Assets held for sale	—	135.2
Other current assets	425.1	394.1
Total Current Assets	4,256.9	4,098.9
Property, Plant and Equipment, net	1,398.0	1,333.6
Goodwill	7,465.8	7,021.1
Intangibles, net	3,147.5	2,934.4
Other Assets	434.7	456.0
Total Assets	$16,702.9	$15,844.0
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities
Short-term borrowings	$1,277.6	$1.1
Current maturities of long-term debt	11.9	10.4
Accounts payable	1,558.7	1,349.7
Accrued expenses	1,081.7	1,681.5
Liabilities held for sale	—	30.9
Total Current Liabilities	3,929.9	3,073.6
Long-Term Debt	3,428.9	3,526.5
Deferred Taxes	1,003.5	946.9
Post-retirement Benefits	770.0	816.3
Other Liabilities	846.1	753.6
Commitments and Contingencies (Note R)	—	—
Shareowners’ Equity
Stanley Black & Decker, Inc. Shareowners’ Equity
Preferred stock, without par value: Authorized and unissued 10,000,000 shares	—	—
Common stock, par value $2.50 per share: Authorized 300,000,000 shares in 2013 and 2012 Issued 176,906,265 shares in 2013 and 2012	442.3	442.3
Retained earnings	3,416.8	3,299.5
Additional paid in capital	4,661.5	4,473.5
Accumulated other comprehensive loss	(645.9)	(388.0)
ESOP	(60.0)	(62.8)
	7,814.7	7,764.5
Less: cost of common stock in treasury	(1,168.8)	(1,097.4)
Stanley Black & Decker, Inc. Shareowners’ Equity	6,645.9	6,667.1
Non-controlling interests	78.6	60.0
Total Shareowners’ Equity	6,724.5	6,727.1
Total Liabilities and Shareowners’ Equity	$16,702.9	$15,844.0
See notes to (unaudited) condensed consolidated financial statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND SIX MONTHS ENDED JUNE 29, 2013 AND JUNE 30, 2012
(Unaudited, Millions of Dollars)

	Second Quarter		Year-to-Date
	2013	2012	2013	2012
OPERATING ACTIVITIES
Net earnings attributable to common shareowners	$187.1	$154.8	$268.2	$276.6
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	57.0	59.6	115.5	122.8
Amortization of intangibles	51.1	49.4	98.4	102.0
Pretax gain on sale of business	(14.0)	—	(14.0)	—
Asset Impairments	—	—	16.5	—
Changes in working capital	67.6	40.2	(127.4)	(112.0)
Changes in other assets and liabilities	(164.6)	(4.8)	(320.5)	(122.5)
Cash provided by operating activities	184.2	299.2	36.7	266.9
INVESTING ACTIVITIES
Capital expenditures	(88.4)	(109.0)	(167.9)	(170.5)
Business acquisitions, net of cash acquired	(56.0)	(474.0)	(909.9)	(588.7)
Proceeds from sale of businesses and assets	94.5	4.4	95.5	6.3
Proceeds on net investment hedge settlements	10.9	5.0	1.7	7.0
Cash used in investing activities	(39.0)	(573.6)	(980.6)	(745.9)
FINANCING ACTIVITIES
Payments on long-term debt	(0.5)	(320.8)	(1.1)	(321.1)
Stock purchase contract fees	(0.8)	(0.8)	(1.6)	(1.6)
Net short-term (repayments) borrowings	(60.1)	592.1	1,270.4	788.9
Cash dividends on common stock	(78.4)	(68.9)	(157.5)	(138.8)
Payment on forward stock purchase contract	—	—	(350.0)	—
Termination of interest rate swaps	—	—	—	35.8
Termination of forward starting interest rate swap	—	—	—	(56.4)
Proceeds from issuances of common stock	23.2	10.9	106.4	75.5
Purchases of common stock for treasury	(3.7)	(206.9)	(24.8)	(217.8)
Cash (used in) provided by financing activities	(120.3)	5.6	841.8	164.5
Effect of exchange rate changes on cash and cash equivalents	(20.7)	(37.0)	(52.2)	(14.6)
Change in cash and cash equivalents	4.2	(305.8)	(154.3)	(329.1)
Cash and cash equivalents, beginning of period	557.5	883.6	716.0	906.9
CASH AND CASH EQUIVALENTS, END OF PERIOD	$561.7	$577.8	$561.7	$577.8
See notes to (unaudited) condensed consolidated financial statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 29, 2013

A.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. Operating results for the three and six months ended June 29, 2013 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Stanley Black & Decker, Inc.’s (the “Company”) Form 10-K for the year ended December 29, 2012.
In December 2012, the Company sold its Hardware & Home Improvement business ("HHI"), including the residential portion of Tong Lung, to Spectrum Brands Holdings, Inc. ("Spectrum") for approximately $1.4 billion in cash. The purchase and sale agreement stipulated that the sale occur in a First and Second Closing. The First Closing, which excluded the residential portion of the Tong Lung business, occurred on December 17, 2012 and resulted in an after-tax gain of $358.9 million. The Second Closing, in which the residential portion of the Tong Lung business was sold for $93.5 million in cash, occurred on April 8, 2013 and resulted in an after-tax gain of $4.7 million. The operating results of the residential portion of Tong Lung have been reported as discontinued operations in the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 29, 2013, while the operating results of HHI have been reported as discontinued operations for the three and six months ended June 30, 2012. Net sales for discontinued operations totaled $2.1 million and $24.4 million for the three and six months ended June 29, 2013, respectively, and $247.2 million and $474.0 million for the three and six months ended June 30, 2012, respectively. Assets and liabilities held for sale relating to the residential portion of the Tong Lung business totaled $133.4 million and $30.3 million, respectively, as of December 29, 2012. For further information regarding the HHI divestiture, refer to the Company's Form 10-K for the year ended December 29, 2012.
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
The following table reconciles net earnings attributable to common shareowners and the weighted-average shares outstanding used to calculate basic and diluted earnings per share for the three and six months ended June 29, 2013 and June 30, 2012:

	Second Quarter		Year-to-Date
	2013	2012	2013	2012
Numerator (in millions):
Net earnings from continuing operations attributable to common shareowners	$194.9	$126.5	$276.9	$232.8
Net (loss) earnings from discontinued operations	(7.8)	28.3	(8.7)	43.8
Net earnings attributable to common shareowners	$187.1	$154.8	$268.2	$276.6
Less: Earnings attributable to participating restricted stock units (“RSU’s”)	(0.1)	(0.2)	(0.2)	(0.4)
Net Earnings — basic	$187.0	$154.6	$268.0	$276.2
Net Earnings — dilutive	$187.1	$154.8	$268.2	$276.6

	Second Quarter		Year-to-Date
	2013	2012	2013	2012
Denominator (in thousands):
Basic earnings per share — weighted-average shares	155,064	164,082	155,137	164,162
Dilutive effect of stock options, awards and convertible preferred units	3,287	3,839	3,346	3,996
Diluted earnings per share — weighted-average shares	158,351	167,921	158,483	168,158
Earnings per share of common stock:
Basic earnings (loss) per share of common stock:
Continuing operations	$1.26	$0.77	$1.78	$1.42
Discontinued operations	(0.05)	0.17	(0.06)	0.27
Total basic earnings per share of common stock	$1.21	$0.94	$1.73	$1.68
Diluted earnings (loss) per share of common stock:
Continuing operations	$1.23	$0.75	$1.75	$1.38
Discontinued operations	(0.05)	0.17	(0.05)	0.26
Total dilutive earnings per share of common stock	$1.18	$0.92	$1.69	$1.64
The following weighted-average stock options and warrants were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	Second Quarter		Year-to-Date
	2013	2012	2013	2012
Number of stock options	4	1,900	569	2,042
Number of stock warrants	—	4,939	—	4,939
During August and September 2012, 4,938,624 stock warrants expired which were associated with the $320.0 million convertible notes that matured in May 2012. No shares were issued upon their expiration as the warrants were out of the money.

D.     Financing Receivables
Long-term trade financing receivables of $145.9 million and $146.4 million at June 29, 2013 and December 29, 2012, respectively, are reported within other assets in the Condensed Consolidated Balance Sheets. Financing receivables and long-term financing receivables are predominately related to certain security equipment leases with commercial businesses. Generally, the Company retains legal title to any equipment leases and bears the right to repossess such equipment in an event of default. All financing receivables are interest bearing and the Company has not classified any financing receivables as held-for-sale. Interest income earned from financing receivables that are not delinquent is recorded on the effective interest method. The Company considers any financing receivable that has not been collected within 90 days of original billing date as past-due or delinquent. Additionally, the Company considers the credit quality of all past-due or delinquent financing receivables as nonperforming.
The Company has an accounts receivable sale program that expires on December 11, 2014. According to the terms of that program the Company is required to sell certain of its trade accounts receivables at fair value to a wholly owned, consolidated, bankruptcy-remote special purpose subsidiary (“BRS”). The BRS, in turn, must sell such receivables to a third-party financial institution (“Purchaser”) for cash and a deferred purchase price receivable. The Purchaser’s maximum cash investment in the receivables at any time is $100.0 million. The purpose of the program is to provide liquidity to the Company. The Company accounts for these transfers as sales under ASC 860 “Transfers and Servicing”. Receivables are derecognized from the Company’s Consolidated Balance Sheets when the BRS sells those receivables to the Purchaser. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred purchase price receivable. At June 29, 2013, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.
At June 29, 2013 and December 29, 2012, $86.7 million and $80.0 million, respectively, of net receivables were derecognized. Gross receivables sold amounted to $364.3 million ($308.4 million, net) and $626.3 million ($547.3 million, net) for the three and six months ended June 29, 2013, respectively. These sales resulted in pre-tax loss of $0.9 million and $1.5 million for the three and six months ended June 29, 2013, respectively. Proceeds from transfers of receivables to the Purchaser totaled $314.9 million and $507.3 million for the three and six months ended June 29, 2013, respectively. Collections of previously sold receivables, including deferred purchase price receivables, and all fees, which are settled one month in arrears, resulted in payments to the Purchaser of $283.6 million and $500.7 million for the three and six months ended June 29, 2013, respectively. Servicing fees amounted to $0.1 million and $0.2 million for the three and six months ended June 29, 2013, respectively.
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
The Company’s risk of loss following the sale of the receivables is limited to the deferred purchase price receivable, which was $81.8 million at June 29, 2013 and $45.0 million at December 29, 2012. The deferred purchase price receivable will be repaid in cash as receivables are collected, generally within 30 days, and as such the carrying value of the receivable recorded approximates fair value. Delinquencies and credit losses on receivables sold were $0.3 million for both the three and six months ended June 29, 2013. Recoveries on receivables sold were $0.3 million for both the three and six months ended June 30, 2012. Cash inflows related to the deferred purchase price receivable totaled $94.3 million and $167.9 million for the three and six months ended June 29, 2013, respectively, and $73.0 million and $136.5 million for the three and six months ended June 30, 2012, respectively. All cash flows under the program are reported as a component of changes in accounts receivable within operating activities in the condensed consolidated statements of cash flows since all the cash from the Purchaser is either: 1) received upon the initial sale of the receivable; or 2) from the ultimate collection of the underlying receivables and the underlying receivables are not subject to significant risks, other than credit risk, given their short-term nature.

E.	Inventories
The components of inventories, net at June 29, 2013 and December 29, 2012 are as follows (in millions):

	2013	2012
Finished products	$1,064.0	$962.0
Work in process	137.9	124.1
Raw materials	273.9	229.9
Total	$1,475.8	$1,316.0

F.	Acquisitions

2013 ACQUISITIONS

GQ
On May 28, 2013, the Company purchased a 60% controlling share in Jiangsu Guoqiang Tools Co., Ltd. ("GQ") for a total purchase price of $48.5 million, net of cash acquired. The fair value of the non-controlling interest is $34.4 million. GQ is a manufacturer and seller of power tools, armatures and stators in both domestic and foreign markets. The acquisition of GQ complements the Company's existing power tools product offerings and further diversifies the Company's operations and international presence. GQ is headquartered in Qidong, China and is being consolidated into the Company's CDIY segment.

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

The Infastech acquisition has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. The following table summarizes the estimated fair values of major assets acquired and liabilities assumed:

(Millions of Dollars)
Cash and cash equivalents	$82.0
Accounts and notes receivable, net	117.7
Inventories, net	88.9
Prepaid expenses and other current assets	6.2
Property, plant and equipment	49.3
Trade names	22.0
Customer relationships	251.0
Technology	28.0
Other assets	2.5
Short-term borrowings	(0.2)
Accounts payable	(99.0)
Accrued expenses	(31.6)
Deferred taxes	(78.7)
Other liabilities	(9.0)
Total identifiable net assets	$429.1
Goodwill	479.3
Total consideration transferred	$908.4

The weighted average useful lives assigned to the trade names, customer relationships, and technology were 15 years, 12.7 years and 10 years, respectively.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected cost synergies of the combined business, assembled workforce, and the going concern nature of Infastech.

The purchase price allocation for Infastech is preliminary in certain respects. During the measurement period, the Company expects to record adjustments relating to the valuations of certain assets, various opening balance sheet contingencies and income tax matters, amongst others. The Company will complete its purchase price allocation as soon as possible within the measurement period. The finalization of the Company's purchase accounting assessment will result in changes in the valuation of assets acquired and liabilities assumed, which the Company does not expect to be material.

The Company also completed two smaller acquisitions during 2013 for a total purchase price of $17.8 million, net of cash acquired, which are being integrated into our Security and Industrial segments.

2012 ACQUISITIONS
During 2012, the Company completed seven acquisitions for a total purchase price of $696.0 million, net of cash acquired. The largest of these acquisitions were AeroScout Inc. (“AeroScout”), which was purchased for $238.8 million, net of cash acquired, and Powers Fasteners, Inc. (“Powers”), which was purchased for $220.5 million, net of cash acquired. AeroScout develops, manufactures, and sells Real-Time Locating Systems ("RTLS") primarily to healthcare and certain industrial customers. Powers distributes fastening products such as mechanical anchors, adhesive anchoring systems, and powered forced-entry systems, mainly for commercial construction end customers. AeroScout was purchased in the second quarter of 2012 and has been integrated within the Security and Industrial segments. Powers was also purchased in the second quarter of 2012 and is part of the CDIY segment. The combined assets acquired for these acquisitions, including $169.9 million of intangible assets and $7.7 million of cash, was approximately $279.4 million, and the combined liabilities assumed were approximately $95.3 million. The related goodwill associated with these two acquisitions is approximately $282.9 million. The total purchase price for the acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The purchase accounting for these acquisitions is complete.

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
ACTUAL AND PRO-FORMA IMPACT FROM ACQUISITIONS
Actual Impact from Acquisitions
The following table presents information for Infastech, GQ and other 2013 acquisitions that are included in the Company's Consolidated Statements of Operations and Comprehensive Income:

	Second Quarter	Year-to-Date
(Millions of Dollars)	2013	2013
Net Sales	138.1	$186.5
Net Earnings (Loss)	0.1	(3.8)
These amounts include amortization relating to inventory step-up and intangible assets recorded upon acquisition.
Pro-forma Impact from Acquisitions
The following table presents supplemental pro-forma information as if the Infastech, GQ, AeroScout, Powers, and other 2013 and 2012 acquisitions had occurred on January 2, 2012. This pro-forma information includes acquisition-related charges for the period. The pro-forma consolidated results are not necessarily indicative of what the Company’s consolidated net earnings would have been had the Company completed these acquisitions on January 2, 2012. In addition, the pro-forma consolidated results do not reflect the expected realization of any cost savings associated with the acquisitions.

	Second Quarter		Year-to-Date
(Millions of Dollars, except per share amounts)	2013	2012	2013	2012
Net sales	$2,877.2	$2,750.2	$5,461.5	$5,376.9
Net earnings attributable to common shareowners	197.0	131.1	295.8	235.6
Diluted earnings per share-continuing operations	1.24	0.78	1.87	1.40
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

The 2012 pro-forma results were calculated by combining the results of Stanley Black & Decker with the stand-alone results of the 2012 and 2013 acquisitions for their respective pre-acquisition periods. The following adjustments were made to account for certain costs which would have been incurred during this pre-acquisition period:

•
Elimination of the historical pre-acquisition intangible asset amortization expense and the addition of intangible asset amortization expense related to intangibles valued as part of the purchase price allocation that would have been incurred from January 1, 2012 to June 30, 2012.

•	Additional expense for deal costs and inventory step-up, where applicable, which would have been amortized as the corresponding inventory was sold.

•	Reduced revenue for fair value adjustments made to deferred revenue, where applicable.

•	Because the 2013 acquisitions were funded using existing sources of liquidity, additional interest expense was factored into the 2012 pro-forma year.

•	The modifications above were adjusted for the applicable tax impact.

G.	Goodwill
Changes in the carrying amount of goodwill by segment are as follows:

(Millions of Dollars)	CDIY	Industrial	Security	Total
Balance December 29, 2012	$3,030.5	$1,394.3	$2,596.3	$7,021.1
Addition from acquisitions	44.9	500.5	23.1	568.5
Foreign currency translation and other	(55.4)	(32.4)	(36.0)	(123.8)
Balance June 29, 2013	$3,020.0	$1,862.4	$2,583.4	$7,465.8

In accordance with ASC 350, a portion of the goodwill associated with the Security segment was allocated to the residential portion of Tong Lung based on the relative fair value of the business disposed of and the portion of the reporting unit that was retained. Accordingly, goodwill for the Security segment was reduced by $33.6 million and included in the gain on sale of the residential portion of Tong Lung.

H.	Long-Term Debt and Financing Arrangements
Long-term debt and financing arrangements at June 29, 2013 and December 29, 2012 follow:

	Interest Rate	2013	2012
Notes payable due 2016	5.75%	323.4	326.8
Notes payable due in 2018 (junior subordinated)	4.25%	632.5	632.5
Notes payable due 2021	3.40%	391.0	417.1
Notes payable due 2022	2.90%	799.3	799.3
Notes payable due 2028	7.05%	154.0	169.6
Notes payable due 2040	5.20%	353.0	404.4
Notes payable due 2052 (junior subordinated)	5.75%	750.0	750.0
Other, payable in varying amounts through 2021	0.00% – 6.62%	37.6	37.2
Total long-term debt, including current maturities		$3,440.8	$3,536.9
Less: Current maturities of long-term debt		(11.9)	(10.4)
Long-term debt		$3,428.9	$3,526.5
At June 29, 2013, the Company's carrying value of the $300.0 million note payable due in 2016 includes $14.0 million associated with fair value adjustments made in purchase accounting as well as $9.4 million pertaining to the unamortized gain on a previously terminated fixed-to-floating interest rate swap.
At June 29, 2013, the Company had a fixed-to-floating interest rate swap on its $400.0 million notes payable due in 2021. The carrying value of the notes payable due in 2021 includes $15.4 million pertaining to the unamortized gain on previously terminated swaps partially offset by $24.1 million pertaining to fair value adjustments of the active swap and $0.3 million unamortized discount on the notes.
At June 29, 2013, the Company had a fixed-to-floating interest rate swap on its $150.0 million notes payable due in 2028. The carrying value of the notes payable due in 2028 includes $15.9 million associated with fair value adjustments made in purchase accounting slightly offset by $11.9 million pertaining to fair value adjustment of the swap.
At June 29, 2013, the Company had a fixed-to-floating interest rate swap on its $400.0 million notes payable due in 2040. The carrying value of the notes payable due in 2040 includes a $46.7 million loss pertaining to the fair value adjustment of the swap and $0.3 million pertaining to unamortized discount on the notes.
Unamortized gains and fair value adjustments associated with interest rate swaps and the impact of terminated swaps are more fully discussed in Note I, Derivative Financial Instruments.

In June 2013, the Company terminated its four year $1.2 billion committed credit facility with the concurrent execution of a new five year $1.5 billion committed credit facility (the “Credit Agreement”). Borrowings under the Credit Agreement may include U.S. Dollars up to the $1.5 billion commitment or in Euro or Pounds Sterling subject to a foreign currency sub-limit of $400.0 million and bear interest at a floating rate dependent upon the denomination of the borrowing. Repayments must be made on June 27, 2018 or upon an earlier termination date of the Credit Agreement, at the election of the Company. Simultaneously, the Company terminated its $1.0 billion 364 day committed credit facility with the concurrent execution of a new $500 million 364 day committed credit facility (the "Facility"). The Facility contains a one year term-out provision and borrowings under the Facility may include U.S. Dollars up to the $500 million commitment or in Euro or Pounds Sterling subject to a foreign currency sub-limit of $250 million and bear interest at a floating rate dependent upon the denomination of the borrowing. Repayments must be made by June 26, 2014, unless the one year term-out election is made, or upon an earlier termination date of the Facility, at the election of the Company. The Credit Agreement and Facility are designated to be a liquidity back-stop for the Company's $2.0 billion commercial paper program. As of June 29, 2013, the Company has not drawn on either of these commitments.
At June 29, 2013, the Company had $1.3 billion of borrowings outstanding against the Company’s $2.0 billion commercial paper program. At December 29, 2012, the Company had no commercial paper borrowings outstanding.

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

A summary of the fair value of the Company’s derivatives recorded in the Consolidated Balance Sheets at June 29, 2013 and December 29, 2012 follows (in millions):

	Balance Sheet Classification	2013	2012	Balance Sheet Classification	2013	2012
Derivatives designated as hedging instruments:
Interest Rate Contracts Fair Value	Other current assets	$21.6	$18.5	Accrued expenses	$3.3	$3.3
	LT other assets	—	6.4	LT other liabilities	89.8	4.6
Foreign Exchange Contracts Cash Flow	Other current assets	4.4	—	Accrued expenses	—	2.6
Net Investment Hedge	Other current assets	27.6	0.2	Accrued expenses	1.5	25.7
		$53.6	$25.1		$94.6	$36.2
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$17.7	$73.9	Accrued expenses	$40.4	$46.4
	LT other assets	—	—	LT other liabilities	3.9	8.9
		$17.7	$73.9		$44.3	$55.3
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

During the six months ended June 29, 2013 and June 30, 2012, respectively, cash flows related to derivatives including those that are separately discussed in Cash Flow Hedges, Fair Value Hedges and Net Investment Hedges below resulted in net cash received of $0.4 million and $0.7 million respectively.
CASH FLOW HEDGES
There was an $81.6 million and $93.5 million after-tax mark-to-market loss as of June 29, 2013 and December 29, 2012, respectively, reported for cash flow hedge effectiveness in Accumulated other comprehensive income (loss). An after-tax loss of $9.2 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next twelve months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies and interest rates through the maturity dates.
The tables below detail pre-tax amounts reclassified from Accumulated other comprehensive income (loss) into earnings for active derivative financial instruments during the periods in which the underlying hedged transactions affected earnings for the six months ended June 29, 2013 and June 30, 2012 (in millions):

Year-to-date 2013 (In millions)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Foreign Exchange Contracts	$6.3	Cost of Sales	$(2.9)	$—

Year-to-date 2012 (In millions)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Interest Rate Contracts	$(8.1)	Interest expense	$—	$—
Foreign Exchange Contracts	$6.0	Cost of sales	$1.0	—

 * Includes ineffective portion and amount excluded from effectiveness testing on derivatives.
For the three and six months ended June 29, 2013, the hedged items’ impact to the Consolidated Statement of Operations and Comprehensive Income was a gain of $1.1 million and $2.9 million, respectively, in Cost of Sales, which is offsetting the loss shown above. For the three and six months ended June 30, 2012, the hedged items’ impact to the Consolidated Statement of Operations and Comprehensive Income was a loss of $0.2 million and $1.0 million, respectively, in Cost of Sales. There was no impact related to the interest rate contracts’ hedged items and the impact of de-designated hedges was immaterial for all periods presented.
For the three and six months ended June 29, 2013, an after-tax loss of $3.1 million and $6.6 million respectively, were reclassified from Accumulated other comprehensive income (loss) into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) during the periods in which the underlying hedged transactions affected earnings. For the three and six months ended June 30, 2012, an after-tax loss of $0.6 million and $0.8 million respectively, were reclassified from Accumulated other comprehensive income (loss) into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) during the periods in which the underlying hedged transactions affected earnings.

Interest Rate Contract: The Company enters into interest rate swap agreements in order to obtain the lowest cost source of funds within a targeted range of variable to fixed-rate debt proportions. At June 29, 2013, and December 29, 2012, all interest rate swaps designated as cash flow hedges had been terminated.
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
Foreign Currency Contracts
Forward Contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from subsidiaries with non-U.S. dollar functional currencies which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases of inventory. Gains and losses reclassified from Accumulated other comprehensive income (loss) for the effective and ineffective portions of the hedge as well as any amounts excluded from effectiveness testing are recorded in cost of sales. Gains and losses incurred after a hedge has been de-designated are not recorded in Accumulated other comprehensive income, but are recorded directly to the Consolidated Statement of Operations and Comprehensive Income in Other-net. At June 29, 2013, the notional value of forward currency contracts outstanding was $83.2 million, all of which was designated, and maturing on various dates in 2013. At December 29, 2012, the notional value of forward currency contracts outstanding was $154.0 million, all of which was designated, maturing on various dates in 2013.
Purchased Option Contracts: The Company and its subsidiaries have entered into various inter-company transactions whereby the notional values are denominated in currencies other than the functional currencies of the party executing the trade. In order to better match the cash flows of its inter-company obligations with cash flows from operations, the Company enters into purchased option contracts. Gains and losses reclassified from Accumulated other comprehensive income (loss) for the effective and ineffective portions of the hedge as well as any amounts excluded from effectiveness testing are recorded in Cost of sales. At June 29, 2013, the notional value of purchased option contracts was $84.0 million maturing on various dates in 2013. As of December 29, 2012, the notional value of purchased option contracts was $173.0 million, maturing on various dates in 2013.
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
The changes in fair value of the interest rate swaps during the period were recognized in earnings as well as the offsetting changes in fair value of the underlying notes. The notional value of open contracts was $950 million as of both June 29, 2013 and December 29, 2012. A summary of the fair value adjustments relating to these swaps is as follows (in millions):

	Second Quarter 2013		Year-to-Date 2013
Income Statement Classification	Gain/(Loss) on Swaps	Gain /(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain /(Loss) on Borrowings
Interest Expense	$(61.4)	$61.4	$(91.8)	$91.8

	Second Quarter 2012		Year-to-Date 2012
Income Statement Classification	Gain/(Loss) on Swaps	Gain /(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain /(Loss) on Borrowings
Interest Expense	$27.6	$(27.6)	$25.0	$(25.0)

In addition to the amounts in the table above, the net swap accruals for each period and amortization of the gains on terminated swaps are also reported as a reduction of interest expense and totaled $5.7 million and $11.7 million for the three and six months ended June 29, 2013, respectively, and $6.6 million and $13.2 million for the three and six months ended June 30, 2012, respectively. Interest expense on the underlying debt was $11.1 million and $22.5 million for the three and six months ended June 29, 2013, respectively, and $6.1 million and $15.8 million for the three and six months ended June 30, 2012, respectively.

NET INVESTMENT HEDGES
Foreign Exchange Contracts: The Company utilizes net investment hedges to offset the translation adjustment arising from re-measurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive income (loss) were losses of $30.1 million and $63.3 million at June 29, 2013 and December 29, 2012, respectively. As of June 29, 2013, the Company had foreign exchange contracts maturing on various dates through April 2014 with notional values totaling $959.0 million outstanding hedging a portion of its pound sterling denominated net investment. As of December 29, 2012, the Company had foreign exchange contracts maturing on various dates through October 2013 with notional values totaling $940.6 million outstanding hedging a portion of its pound sterling denominated net investment. For the six months ended June 29, 2013, maturing foreign exchange contracts resulted in net cash receipts of $1.7 million. For the six months ended June 30, 2012, maturing foreign exchange contracts resulted in net cash receipts of $7.0 million. Gains and losses on net investment hedges remain in accumulated other comprehensive income (loss) until disposal of the underlying assets.
The pre-tax gain or loss from year-to-date fair value changes was as follows (in millions):

	Second Quarter 2013			Year-to-Date 2013
Income Statement Classification	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement
Other-net	$(5.3)	$—	$—	$53.5	$—	$—

	Second Quarter 2012			Year-to-Date 2012
Income Statement Classification	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement
Other-net	$24.8	$—	$—	$(7.1)	$—	$—

 * Includes ineffective portion and amount excluded from effectiveness testing.
UNDESIGNATED HEDGES
Foreign Exchange Contracts: Currency swaps and foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the contracts outstanding at June 29, 2013 was $2.4 billion of forward contracts and $99.8 million in currency swaps, maturing on various dates primarily through April 2014 with the currency swap maturing in December 2014. The total notional amount of the contracts outstanding at December 29, 2012 was $4.3 billion of forward contracts and $105.6 million in currency swaps. The income statement impacts related to derivatives not designated as hedging instruments for 2013 and 2012 are as follows (in millions):

Derivatives Not Designated as Hedging Instruments under ASC 815	Income Statement Classification	Second Quarter 2013 Amount of Gain (Loss) Recorded in Income on Derivative	Year-to-Date 2013 Amount of Gain (Loss) Recorded in Income on Derivative
Foreign Exchange Contracts	Other-net	$0.4	$(60.2)

Derivatives Not Designated as Hedging Instruments under ASC 815	Income Statement Classification	Second Quarter 2012 Amount of Gain (Loss) Recorded in Income on Derivative	Year-to-Date 2012 Amount of Gain (Loss) Recorded in Income on Derivative
Foreign Exchange Contracts	Other-net	$8.6	$(0.1)

J.	Equity Arrangements
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
In December 2012, the Company entered into a forward starting accelerated share repurchase (“ASR”) contract with certain financial institutions to purchase $850 million of the Company's common stock. The Company paid $850 million to the financial institutions and received an initial delivery of 9,345,794 shares, which reduced the Company's shares outstanding at December 29, 2012. The value of the initial shares received on the date of purchase was $680 million, reflecting a $72.76 price per share which was recorded as a treasury share purchase for purposes of calculating earnings per share. In accordance with ASC 815-40, the Company recorded the remaining $170 million as a forward contract indexed to its own common stock in additional paid in capital. In April 2013, the Company settled the contract and received 1,608,695 shares determined by the average price per share paid by the financial institutions during the purchase period. The average price is calculated using the volume weighted average price ("VWAP") of the Company's stock (inclusive of a VWAP discount) during that period.

In November 2012, the Company purchased from certain financial institutions over the counter “out-of-the-money” capped call options, subject to adjustments for standard anti-dilution provisions, on 10,094,144 shares of its common stock for an aggregate premium of $29.5 million, or an average of $2.92 per share. The purpose of the capped call options is to reduce share price volatility on potential future share repurchases. In accordance with ASC 815-40 the premium paid was recorded as a reduction of Shareowners’ equity. The average lower strike price is $71.43 and the average upper strike price is $79.75, subject to customary market adjustments. The remaining capped call options were net-share settled and the Company received 617,037 shares in April 2013.
Convertible Preferred Units and Equity Option
As described more fully in Note H, Long-Term Debt and Financing Arrangements, of the Company’s Form 10-K for the year ended December 29, 2012, in November 2010 the Company issued Convertible Preferred Units comprised of $632.5 million of Notes due November 17, 2018 and Purchase Contracts. There have been no changes to the terms of the Convertible Preferred Units. The Purchase Contracts obligate the holders to purchase, on the earlier of (i) November 17, 2015 (the Purchase Contract Settlement date) or (ii) the triggered early settlement date, 6,325,000 shares, for $100 per share, of the Company’s 4.75% Series B Cumulative Convertible Preferred Stock (the “Convertible Preferred Stock”), resulting in cash proceeds to the Company of up to $632.5 million.
Following the issuance of Convertible Preferred Stock upon settlement of a holder’s Purchase Contracts, a holder of Convertible Preferred Stock may, at its option, at any time and from time to time, convert some or all of its outstanding shares of Convertible Preferred Stock at a conversion rate of 1.3333 shares of the Company’s common stock per share of Convertible Preferred Stock (subject to customary anti-dilution provisions), which is equivalent to an initial conversion price of approximately $75.00 per share of common stock. Assuming conversion of the 6,325,000 shares of Convertible Preferred Stock at the 1.3333 initial conversion rate, a total of 8,433,123 shares of the Company’s common stock may be issued upon conversion. As of June 29, 2013, due to the customary anti-dilution provisions, the conversion rate on the Convertible Preferred Stock is 1.3527 (equivalent to a conversion price of approximately $73.93 per common share). In the event that holders elect to settle their Purchase Contracts prior to November 17, 2015, the Company will deliver a number of shares of Convertible Preferred Stock equal to 85% of the Purchase Contracts tendered, together with cash in lieu of fractional shares. Upon a conversion on or after November 15, 2015 the Company may elect to pay or deliver, as the case may be, solely shares of common stock, together with cash in lieu of fractional shares (“physical settlement”), solely cash (“cash settlement”), or a combination of cash and common stock (“combination settlement”). The Company may redeem some or all of the Convertible Preferred Stock on or after December 22, 2015 at a redemption price equal to 100% of the $100 liquidation preference per share plus accrued and unpaid dividends to the redemption date.
In November 2010, contemporaneously with the issuance of the Convertible Preferred Units described above, the Company paid $50.3 million, or an average of $5.97 per option, to enter into capped call transactions (equity options) on 8,433,123 shares of common stock with certain major financial institutions. The purpose of the capped call transactions is to offset the common shares that may be deliverable upon conversion of shares of Convertible Preferred Stock. With respect to the impact on the Company, the capped call transactions and the Convertible Preferred Stock, when taken together, result in the economic equivalent of having the conversion price on the Convertible Preferred Stock at $96.55 , the upper strike price of the capped call (as of June 29, 2013). Refer to Note H, Long-Term Debt and Financing Arrangements, and Note J, Capital Stock, of the Company’s Form 10-K for the year ended December 29, 2012 for further discussion. In accordance with ASC 815-40 the $50.3 million premium paid was recorded as a reduction to equity.
The capped call transactions cover, subject to customary anti-dilution adjustments, the number of shares of common stock equal to the number of shares of common stock underlying the maximum number of shares of Convertible Preferred Stock issuable upon settlement of the Purchase Contracts. Each of the capped call transactions has a term of approximately 5 years and initially had a lower strike price of $75.00, which corresponded to the initial conversion price of the Convertible Preferred Stock, and an upper strike price of $97.95, which was approximately 60% higher than the closing price of the common stock on November 1, 2010. The capped call transactions may be settled by net share settlement (the default settlement method) or, at the Company’s option and subject to certain conditions, cash settlement, physical settlement or modified physical settlement. The aggregate fair value of the options at June 29, 2013 was $72.4 million.

K.     Accumulated Other Comprehensive Income (Loss)

The table below sets forth the changes to the components of accumulated other comprehensive income (loss) for the six months ended June 29, 2013 (in millions):

	Currency translation adjustment	Unrealized (losses) gains on cash flow hedges, net of tax	Unrealized (losses) gains on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - December 29, 2012	$29.4	$(93.5)	$(63.3)	$(260.6)	$(388.0)
Other comprehensive (loss) income before reclassifications	$(312.5)	$5.3	$33.2	$6.6	$(267.4)
Reclassification adjustments to earnings	—	6.6	—	2.9	9.5
Net other comprehensive (loss) income	$(312.5)	$11.9	$33.2	$9.5	$(257.9)
Balance - June 29, 2013	$(283.1)	$(81.6)	$(30.1)	$(251.1)	$(645.9)

The reclassifications out of accumulated other comprehensive income (loss) for the six months ended June 29, 2013 were as follows (in millions):

Reclassifications from accumulated other comprehensive income (loss) to earnings	Reclassification adjustments	Affected line item in Consolidated Statements of Operations And Comprehensive Income
Realized losses on cash flow hedges	$(10.5)	Cost of sales
Tax effect	3.9	Income taxes on continuing operations
Realized losses on cash flow hedges, net of tax	$(6.6)
Amortization of defined benefit pension items:
Actuarial losses	$(3.2)	Cost of sales
Actuarial losses	(2.1)	Selling, general and administrative
Total before taxes	$(5.3)
Tax effect	2.4	Income taxes on continuing operations
Amortization of defined benefit pension items, net of tax	$(2.9)

L.     Net Periodic Benefit Cost — Defined Benefit Plans
Following are the components of net periodic benefit cost for the three and six months ended June 29, 2013 and June 30, 2012 (in millions):

	Second Quarter
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
	2013	2012	2013	2012	2013	2012
Service cost	$2.0	$1.6	$3.5	$2.9	$0.2	$0.3
Interest cost	13.0	15.7	10.9	11.3	0.6	0.7
Expected return on plan assets	(16.4)	(16.5)	(10.4)	(10.7)	—	—
Amortization of prior service cost (credit)	0.3	0.3	0.1	0.1	(0.4)	(0.3)
Amortization of net loss	1.2	1.6	1.1	0.7	—	—
Curtailment (gain) loss	—	—	(0.1)	0.3	—	—
Net periodic cost	$0.1	$2.7	$5.1	$4.6	$0.4	$0.7

	Year-to-Date
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
	2013	2012	2013	2012	2013	2012
Service cost	$3.9	$3.3	$7.0	$5.8	$0.4	$0.5
Interest cost	26.3	31.2	21.9	23.1	1.2	1.4
Expected return on plan assets	(32.5)	(33.2)	(20.9)	(21.7)	—	—
Amortization of prior service cost (credit)	0.6	0.5	0.2	0.2	(0.7)	(0.6)
Amortization of net loss	2.8	3.1	2.3	1.5	—	—
Curtailment (gain) loss	—	—	(0.2)	0.6	—	—
Net periodic cost	$1.1	$4.9	$10.3	$9.5	$0.9	$1.3

M.	Fair Value Measurements
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
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of the hierarchy levels (millions of dollars):

	Total Carrying Value	Level 1	Level 2
June 29, 2013:
Derivative assets	$71.3	$—	$71.3
Derivative liabilities	$138.9	$—	$138.9
December 29, 2012:
Money market fund	$68.0	$68.0	$—
Derivative assets	$99.0	$—	$99.0
Derivative liabilities	$91.5	$—	$91.5
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
The following table presents the carrying values and fair values of the Company's financial assets and liabilities, as well as the Company's debt, as of June 29, 2013 and December 29, 2012 (millions of dollars):

	June 29, 2013		December 29, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$3,440.8	$3,509.7	$3,536.9	$3,677.3
Derivative assets	$71.3	$71.3	$99.0	$99.0
Derivative liabilities	$138.9	$138.9	$91.5	$91.5
The fair values of long-term debt instruments are considered Level 2 instruments within the fair value hierarchy and are estimated using a discounted cash flow analysis, based on the Company’s marginal borrowing rates. The differences in carrying values in long-term debt are attributable to the stated interest rates differing from the Company's marginal borrowing rates. The fair value of the Company’s variable rate short-term borrowings approximate their carrying value at June 29, 2013 and December 29, 2012. The fair values of foreign currency and interest rate swap agreements, comprising the derivative assets and liabilities in the table above, are based on current settlement values.
As discussed in Note D, Financing Receivables, the Company has a deferred purchase price receivable related to sales of trade receivables. The deferred purchase price receivable will be repaid in cash as receivables are collected, generally within 30 days, and as such the carrying value of the receivable approximates fair value.

N.	Other Costs and Expenses
Other-net is primarily comprised of intangible asset amortization expense, currency related gains or losses, environmental expense and merger and acquisition-related charges, primarily consisting of transaction costs. During the three and six months ended June 29, 2013, Other-net included $4.0 million and $19.6 million in merger and acquisition-related costs, respectively. During the three and six months ended June 30, 2012, Other-net included $11.5 million and $21.7 million in merger and acquisition-related costs, respectively.

O.     Restructuring & Asset Impairments
A summary of the restructuring reserve activity from December 29, 2012 to June 29, 2013 is as follows (in millions):

	12/29/2012	Additions (Reversals), net	Usage	Currency	6/29/2013
2013 Actions
Severance and related costs	$—	$32.9	$(12.8)	$(1.0)	$19.1
Facility closures	—	9.5	(6.2)	—	3.3
Asset Impairments	—	16.5	(16.5)	—	—
Subtotal 2013 actions	$—	$58.9	$(35.5)	$(1.0)	$22.4
Pre-2013 Actions
Severance and related costs	$112.1	$(47.1)	$(22.6)	$—	$42.4
Facility closures	13.1	0.4	(1.2)	—	12.3
Subtotal Pre-2013 actions	$125.2	$(46.7)	$(23.8)	$—	$54.7
Total	$125.2	$12.2	$(59.3)	$(1.0)	$77.1
In the first six months of 2013, the Company continued with restructuring activities primarily associated with the Black & Decker merger, Niscayah and other acquisitions, and recognized $12.2 million of net restructuring charges. Of those charges, $30.1 million relates to severance charges associated with the reduction of approximately 450 employees, which was more than offset by a reversal of $44.3 million from the termination of a previously approved restructuring action due to a shifting political and economic landscape in certain European countries. Also included in those charges are facility closure costs of $9.9 million and asset impairment charges of $16.5 million.
For the three months ended June 29, 2013, the Company recognized a net restructuring credit of $30.7 million. This net credit reflects $11.0 million of severance charges associated with the reduction of approximately 200 employees, which was more than offset by a reversal of $44.3 million due to the termination of a previously approved restructuring action as described above. This net credit also reflects facility closure costs of $2.6 million.
The majority of the $77.1 million of reserves remaining as of June 29, 2013 is expected to be utilized within the next 12 months.
Segments: The $12.2 million of net charges recognized in the first six months of 2013 includes: $0.8 million of charges pertaining to the CDIY segment; $38.4 million of net reserve reductions pertaining to the Industrial segment; $33.3 million of charges pertaining to the Security segment; and $16.5 million pertaining to Corporate charges. During the second quarter of 2013, the Company recognized a net reserve reduction of $30.7 million including $1.8 million of charges pertaining to the CDIY segment; $40.9 million of net reserve reductions pertaining to the Industrial segment; and $8.4 million of charges pertaining to the Security segment.

P.	Income Taxes
The Company recognized income tax expense of $53.2 million and $62.0 million for the three and six month periods ended June 29, 2013, respectively, resulting in an effective tax rate of 21.5% and 18.3%, respectively. The effective tax rate differs from the U.S. statutory tax rate for the three and six month periods ended June 29, 2013 primarily due to a portion of the Company's earnings realized in lower-taxed foreign jurisdictions, the acceleration of certain tax credits, the recurring benefit of various foreign business integration structures and the reversal of certain foreign and U.S. state uncertain tax position reserves, related largely to statute expiration.
The Company recognized income tax expense of $38.6 million and $68.4 million for the three and six month periods ended June 30, 2012, respectively, resulting in an effective tax rate of 23.4% and 22.8%, respectively. The effective tax rate differs from the statutory tax rate for the three and six month periods ended June 30, 2012, primarily due to a portion of the Company's earnings realized in lower-taxed foreign jurisdictions and the completion of a foreign business integration structure.
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

Q.     Business Segments
The Company classifies its business into three reportable segments, which also represent its operating segments: Construction & Do It Yourself (“CDIY”), Industrial and Security.
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

	Second Quarter		Year-to-Date
	2013	2012	2013	2012
NET SALES
CDIY	$1,445.8	$1,331.3	$2,638.2	$2,503.3
Industrial	812.8	634.7	1,508.2	1,296.7
Security	610.7	601.0	1,210.1	1,193.1
Total	$2,869.3	$2,567.0	$5,356.5	$4,993.1
SEGMENT PROFIT
CDIY	$215.7	$196.9	$384.9	$345.3
Industrial	111.1	93.6	196.6	216.5
Security	52.1	70.1	107.4	139.9
Segment profit	378.9	360.6	688.9	701.7
Corporate overhead	(53.7)	(56.5)	(122.7)	(122.9)
Other-net	(71.7)	(82.5)	(142.7)	(150.4)
Restructuring and asset impairments	30.7	(24.4)	(12.2)	(64.4)
Interest expense	(39.7)	(34.6)	(79.6)	(68.5)
Interest income	3.3	2.2	6.5	4.7
Earnings from continuing operations before income taxes	$247.8	$164.8	$338.2	$300.2
During the three and six months ended June 29, 2013, the Company recorded a total of $7.9 million and $21.2 million, respectively, of merger and acquisition-related charges associated with facility closures, which reduced segment gross profit, and an additional $9.9 million and $18.7 million, respectively, in SG&A primarily for integration costs associated with merger and acquisition-related activities. For the three and six months ended June 30, 2012, the Company recorded $4.2 million and $6.5 million, respectively, of merger and acquisition-related charges associated with facility closures, which reduced segment gross profit, and an additional $16.0 million and $25.9 million, respectively, in SG&A primarily for integration costs associated with merger and acquisition-related activities These charges reduced segment profit by $2.9 million in CDIY, $6.1 million in Industrial, and $8.8 million in Security for the three months ended June 29, 2013, and $10.5 million in CDIY, $1.0 million in Industrial, and $8.7 million in Security for the three months ended June 30, 2012. On a year-to-date basis, segment profit was reduced by $6.2 million in CDIY, $18.5 million in Industrial, and $15.2 million in Security for the six months ended June 29, 2013, and $13.8 million in CDIY, $3.0 million in Industrial, and $15.6 million in Security for the six months ended June 30, 2012.
Corporate overhead for the three and six months ended June 29, 2013 includes $14.2 million and $39.7 million, respectively, of charges pertaining primarily to merger and acquisition-related employee charges and integration costs. For the three and six months ended June 30, 2012, such charges included in corporate overhead were $17.7 million and $35.2 million, respectively.

The following table is a summary of total assets by segment as of June 29, 2013 and December 29, 2012:

	June 29, 2013	December 29, 2012
CDIY	$7,830.2	$7,437.9
Industrial	4,608.6	3,456.9
Security	4,433.2	4,728.9
	16,872.0	15,623.7
Discontinued Operations	—	135.2
Corporate assets	(169.1)	85.1
Consolidated	$16,702.9	$15,844.0
Corporate assets primarily consist of cash, deferred taxes and property, plant and equipment. Based on the nature of the Company's cash pooling arrangements, at times corporate-related cash accounts will be in a net liability position.

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
The Environmental Protection Agency (“EPA”) and the Santa Ana Regional Water Quality Control Board have each initiated administrative proceedings against Black & Decker and certain of its current or former affiliates alleging that Black & Decker and numerous other defendants are responsible to investigate and remediate alleged groundwater contamination in and adjacent to a 160-acre property located in Rialto, California. The EPA and the cities of Colton and Rialto, as well as Goodrich Corporation, also initiated lawsuits against Black & Decker and certain of its former or current affiliates in the Federal District Court for California, Central District alleging similar claims that Black & Decker is liable under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), the Resource Conservation and Recovery Act, and state law for the discharge or release of hazardous substances into the environment and the contamination caused by those alleged releases. The City of Colton also has a companion case in California State court. The City of Riverside has a similar suit in California State Court with similar claims and the same parties. Both of these cases are currently stayed for all purposes. Certain defendants in that case have cross-claims against other defendants and have asserted claims against the State of California. The administrative proceedings and the lawsuits generally allege that West Coast Loading Corporation (“WCLC”), a defunct company that operated in Rialto between 1952 and 1957, and an as yet undefined number of other defendants are responsible for the release of perchlorate and solvents into the groundwater basin, and that Black & Decker and certain of its current or former affiliates are liable as a “successor” of WCLC. The Company's settlement discussions among the EPA and numerous other parties progressed throughout late 2012, culminating in the settlement of the EPA's claims against the Company, as well as all other administrative proceedings and lawsuits involving Black & Decker related to the WCLC site, except for the City of Riverside's state court lawsuit. (That lawsuit has been stayed and will, the Company believes, ultimately be rendered moot by the implementation of an interim and final remedy at the site.)  This settlement is embodied in a Consent Decree that was filed with the United States District Court for the Central District of California on or about December 4, 2012.  The Consent Decree is a public document, and was approved by the Court on July 3, 2013.  In substance, Emhart Industries, Inc. (a dissolved, former indirectly wholly-owned subsidiary of The Black & Decker Corporation) (“Emhart”) has agreed to be responsible for an interim remedy at the site, which remedy will be funded by (i) amounts gathered by EPA from multiple parties and placed in trust, and, to the extent necessary, (ii) Emhart's affiliate.  The interim remedy requires the construction of a water treatment facility and the filtering of ground water at or around the Rialto property for a period of approximately 30 years or more.
The EPA has asserted claims in federal court in Rhode Island against certain current and former affiliates of Black & Decker related to environmental contamination found at the Centredale Manor Restoration Project Superfund ("Centredale") site, located in North Providence, Rhode Island. The EPA has discovered a variety of contaminants at the site, including but not limited to, dioxins, polychlorinated biphenyls, and pesticides. The EPA alleges that Black & Decker and certain of its current and former affiliates are liable for site clean-up costs under CERCLA as successors to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. Black & Decker and certain of its current and former affiliates contest the EPA's allegation that they are responsible for the contamination, and have asserted contribution claims, counterclaims and cross-claims against a number of other potentially responsible parties, including the federal government as well as insurance carriers. The EPA released its Record of Decision ("ROD") in September 2012, which identified and described the EPA's selected remedial alternative for the site. Black & Decker and certain of its current and former affiliates are contesting the EPA's selection of the remedial alternative set forth in the ROD, on the grounds that the EPA's actions were arbitrary and capricious and otherwise not in accordance with law, and have proposed other equally-protective, more cost-effective alternatives. Black & Decker and its affiliate Emhart Industries, Inc. are vigorously litigating the issue of their liability for environmental conditions at the Centredale site. If either or both entities are found liable, the Company's estimated remediation costs related to the Centredale site (including the EPA’s past costs as well as costs of additional investigation, remediation, and related costs such as EPA’s oversight costs, less escrowed funds contributed by primary potentially responsible parties (PRPs) who have reached settlement agreements with the EPA), which the Company considers to be probable and reasonably estimable, range from approximately $68.1 million to $139.7 million, with no amount within that range representing a more likely outcome until such time as the litigation is resolved through judgment or compromise. The Company’s reserve for this environmental remediation matter of $68.1 million reflects the fact that the EPA considers Metro-Atlantic, Inc. to be a primary source of contamination at the site. As the specific nature of the environmental remediation activities that may be mandated by the EPA at this site have not yet been finally determined through the on-going litigation, the ultimate remedial costs associated with the site may vary from the amount accrued by the Company at June 29, 2013.
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
The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of June 29, 2013 and December 29, 2012, the Company had reserves of $184.5 million and $188.0 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2013 amount, $7.5 million is classified as current and $177.0 million as long-term which is expected to be paid over the estimated remediation period. As of June 29, 2013, the Company has recorded an asset of $24.3 million related to funding by EPA and placed in trust in accordance with the Consent Decree associated with WCLC, as previously discussed. Accordingly, the Company's cash obligation as of June 29, 2013 associated with the aforementioned remediation activities is $160.2 million. The range of environmental remediation costs that is reasonably possible is $138.1 million to $277.0 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with policy.
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

S.	Guarantees
The Company’s financial guarantees at June 29, 2013 are as follows:

(Millions of Dollars)	Term	Maximum Potential Payment	Carrying Amount of Liability
Guarantees on the residual values of leased properties	One to four years	$26.3	$—
Standby letters of credit	Up to three years	88.8	—
Commercial customer financing arrangements	Up to six years	17.7	13.7
Total		$132.8	$13.7
The Company has guaranteed a portion of the residual value arising from its synthetic lease program. This lease guarantee is for an amount up to $26.3 million while the fair value of the underlying building is estimated at $30.8 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with this guarantee.
The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors for their initial purchase of the inventory and trucks necessary to function as a distributor. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors. The gross amount guaranteed in these arrangements is $17.7 million and the $13.7 million carrying value of the guarantees issued is recorded in debt and other liabilities as appropriate in the Condensed Consolidated Balance Sheets.
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

The changes in the carrying amount of product and service warranties for the six months ended June 29, 2013 and June 30, 2012 are as follows:

(Millions of Dollars)	2013	2012
Balance beginning of period	$124.0	$124.9
Warranties and guarantees issued	43.5	42.9
Liability assumed from acquisitions	0.1	0.2
Warranty payments and currency	(47.6)	(48.8)
Balance end of period	$120.0	$119.2

T.	Parent and Subsidiary Debt Guarantees
The following debt obligations were issued by Stanley Black & Decker, Inc. (“Stanley”) and were previously fully and unconditionally guaranteed by The Black & Decker Corporation (“Black & Decker”), a 100% owned direct subsidiary of Stanley: 3.40% Notes due 2021; 2.90% Notes due 2022; and the 5.20% 2040 Term Bonds. The following note was issued by Black & Decker and was previously fully and unconditionally guaranteed by Stanley: 5.75% Notes due 2016. During the second quarter of 2013, each guarantor was released from its obligations under the guarantees in accordance with the terms of the indentures governing the underlying obligations. As a result, beginning with this quarterly reporting period, the Company no longer discloses selected condensed consolidating financial statements of its parent and its guarantor and non-guarantor subsidiaries.

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
Throughout this Management's Discussion and Analysis (“MD&A”), references to Notes refer to the "Notes To (Unaudited) Condensed Consolidated Financial Statements" in Part 1, Item 1 of this Form 10-Q, unless otherwise indicated.
BUSINESS OVERVIEW
Strategy

The Company is a diversified global provider of power and hand tools, mechanical access solutions (i.e. automatic doors and commercial locking systems), electronic security and monitoring systems, and products and services for various industrial applications. The Company is continuing to pursue a diversification strategy that involves industry, geographic and customer diversification to foster sustainable revenue, earnings and cash flow growth. The Company has three primary acquisition growth platforms: Security, Engineered Fastening, and Infrastructure. The Company intends to focus on organic growth across all of its businesses, with the majority of acquisition-related investments being within these three platforms. In addition, the Company plans to increase its presence in emerging markets, with a goal of generating greater than 20% of annual revenues from these markets by 2016/2017.
Refer to the “Strategic Objectives” section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the year ended December 29, 2012 for additional strategic discussions.
Segments
The Company classifies its business into three reportable segments, which also represent its operating segments: Construction & Do-It-Yourself ("CDIY"), Industrial, and Security.
CDIY
The CDIY segment is comprised of the Professional Power Tool business, the Consumer Products Group, which includes outdoor products, the Hand Tools & Storage business, and the Fastening & Accessories business. The segment sells its products to professional end users, distributors and retail consumers. The majority of sales are distributed through retailers, including home centers, mass merchants, hardware stores, and retail lumber yards. Revenues in the CDIY segment were $2.638 billion for the first half of 2013, representing 49% of the Company’s total revenues.
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
Industrial
The Industrial segment is comprised of the Industrial and Automotive Repair ("IAR"), Engineered Fastening and Infrastructure businesses. Industrial segment revenues were $1.508 billion for the first half of 2013, representing 28% of the Company’s total revenues.

The IAR business sells hand tools, power tools, and engineered storage solution products. The business sells to industrial customers in a wide variety of industries and geographies. The products are distributed through third party distributors as well as a direct sales force.
The Engineered Fastening business primarily sells engineered fastening products and systems designed for specific applications. The product lines include stud welding systems, blind rivets and tools, blind inserts and tools, drawn arc weld studs, engineered plastic and mechanical fasteners, self-piercing riveting systems, precision nut running systems, micro fasteners, and high-strength structural fasteners & plastics. The business sells to customers in the automotive, manufacturing, electronics and aerospace industries, amongst others, and its products are distributed through direct sales forces and, to a lesser extent, third party distributors.
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
Security
The Security segment is comprised of the Convergent Security Solutions ("CSS") and Mechanical Access Solutions ("MAS") businesses. Revenues in the Security segment were $1.210 billion for the first half of 2013, representing 23% of the Company’s total revenues.
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
Acquisitions
2013 Acquisitions
During the first half of 2013, the Company completed four acquisitions for a total purchase price of $892.7 million, net of cash acquired. The largest of these acquisitions was Infastech, which was purchased for $826.4 million, net of cash acquired. Infastech designs, manufactures and distributes highly engineered fastening technologies and applications for a diverse blue-chip customer base in the industrial, electronics, automotive, construction and aerospace end markets. Infastech is headquartered in Hong Kong and is being consolidated into the Company's Engineered Fastening business within the Industrial segment. The Company also purchased a 60% controlling share in Jiangsu Guoqiang Tools ("GQ") for $48.5 million, net of cash acquired, and InfoCom & Security Systems Pte Ltd. ("ICSS") for $10.3 million, net of cash acquired. The fair value of the non-controlling interest of GQ is $34.4 million. GQ is China's third largest power tools and spare parts manufacturer and distributor and is a strategic step in driving the expansion of the Company's emerging market growth platform. ICSS installs, and provides maintenance services for, customized security and communication systems for customers across various sectors in the Singapore, India and Malaysia markets. GQ is being consolidated into the Company's CDIY segment and ICSS is being consolidated into the Company's Security segment. The Company also completed a smaller acquisition for $7.5 million in the Industrial segment.
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
Five smaller acquisitions were completed during 2012 for a total purchase price of $236.7 million. The largest of these acquisitions were Lista North America ("Lista"), which was purchased for $89.7 million, net of cash acquired, and Tong Lung Metal Industry Co. ("Tong Lung"), which the Company purchased for $114.8 million, net of cash acquired, and assumed $20.1 million of short-term debt. Lista's storage and workbench solutions complement the IAR division's tool, storage, radio frequency identification ("RFID")-enabled systems, and specialty supply product and service offerings. Tong Lung manufactures and sells commercial and residential locksets. The residential portion of the Tong Lung business was sold in 2013 in connection with the December 2012 sale of the Hardware & Home Improvement business ("HHI"), which is discussed in further detail below. Lista has been integrated within the Industrial segment while Tong Lung is part of the Security segment.
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
The purchase and sale agreement stipulated that the sale occur in a First and Second Closing, for approximately $1.3 billion and approximately $94 million, respectively. The First Closing, which excluded the residential portion of the Tong Lung business, occurred on December 17, 2012. The Second Closing, covering the residential portion of the Tong Lung business, occurred in April 2013. The operating results of the residential portion of Tong Lung have been reported as discontinued operations for the three and six months ended June 29, 2013, while the operating results of HHI have been reported as discontinued operations for the three and six months ended June 30, 2012.
The net proceeds from this divestiture were used to repurchase $850 million of the Company's common stock and for debt reduction, to ensure the Company's leverage ratios remain in its target range. The Company used existing sources of liquidity to fund the Infastech acquisition.
Certain Items Impacting Earnings
Throughout MD&A, the Company has provided a discussion of the outlook and results both inclusive and exclusive of the merger and acquisition-related charges. Merger and acquisition-related charges pertain primarily to the Black & Decker merger and the Niscayah and Infastech acquisitions. The amounts and measures, including gross profit and segment profit, on a basis excluding such charges are considered relevant to aid analysis and understanding of the Company’s results aside from the material impact of these charges. In addition, these measures are utilized internally by management to understand business trends, as once the aforementioned anticipated cost synergies from the Black & Decker merger and other acquisitions are realized, such charges are not expected to recur. The merger and acquisition-related charges are as follows:
Second Quarter and Year-To-Date 2013 Merger and Acquisition-Related Charges
The Company reported $5 million and $111 million in pre-tax charges in the second quarter and year-to-date 2013 periods, respectively, pertaining to merger and acquisition-related charges, which were comprised of the following:

•
$8 million and $21 million for the second quarter and year-to-date 2013 periods, respectively, reducing Gross Profit pertaining mainly to amortization of the inventory step-up adjustment for the Infastech acquisition;

•
$24 million and $58 million for the second quarter and year-to-date 2013 periods, respectively, in SG&A primarily for integration-related administrative costs and consulting fees, as well as employee related matters;

•	$4 million and $20 million for the second quarter and year-to-date 2013 periods, respectively, in Other, net predominately for deal transaction costs; and

•
$(31) million and $12 million for the second quarter and year-to-date 2013 periods, respectively, in restructuring (credits) / charges primarily for Niscayah-related restructuring charges and cost containment actions associated with the severance of employees, which were more than offset by a $44 million reversal in the second quarter of 2013 from the termination of a previously approved restructuring action due to a shifting political and economic landscape in certain European countries.

The tax effect on the above net charges during the second quarter of 2013 was $9 million, resulting in after-tax earnings of $4 million, or $0.02 per diluted share. On a year-to-date basis, the tax effect on the above charges was $34 million, resulting in after-tax merger and acquisition-related charges of $77 million, or $0.49 per diluted share.
Second Quarter and Year-To-Date 2012 Merger and Acquisition-Related Charges
The Company reported $74 million and $154 million in pre-tax charges in the second quarter and year-to-date 2012 periods, pertaining to merger and acquisition-related charges which were comprised of the following:

•	$4 million and $7 million for the second quarter and year-to-date 2012 periods, respectively, reducing Gross Profit primarily relating to facility closure-related charges;

•
$34 million and $61 million for the second quarter and year-to-date 2012 periods, respectively, in SG&A primarily for integration-related administrative costs and consulting fees, as well as employee related matters;

•	$12 million and $22 million for the second quarter and year-to-date 2012 periods, respectively, in Other, net predominately for transaction costs; and

•
$24 million and $64 million for the second quarter and year-to-date 2012 periods, respectively, in restructuring charges primarily for Niscayah-related restructuring charges and cost containment actions associated with the severance of employees.

The tax effect on the above charges during the second quarter of 2012 was $11 million, resulting in after-tax charges of $63 million, or $0.37 per diluted share. On a year-to-date basis, the tax effect on the above charges was $32 million, resulting in after-tax charges of $122 million, or $0.73 per diluted share.
2013 Outlook
This outlook discussion is intended to provide broad insight into the Company’s near-term earnings and cash flow generation prospects. The Company expects diluted earnings per share to approximate $4.46 to $4.71 in 2013, inclusive of $200 million of pre-tax merger and acquisition-related charges. Excluding such charges, 2013 earnings per dilutive share is expected to be in the range of $5.40 to $5.65. The Company expects free cash flow, excluding merger & acquisition-related charges and payments, to approximate $1.0 billion. The following assumptions, which are neutral, changed from the guidance provided in the Company's Form 10-K for the year ended December 29, 2012 and reiterated in the Company's Form 10-Q for the quarter ended March 30, 2013: Organic net sales are now expected to increase 4-5% from 2012 driving $0.20 to $0.35 of diluted earnings per share accretion (approximately $0.20 of incremental earnings per share vs. April guidance). The core business is now expected to grow 2-3% driving $0.30 to $0.45 of diluted earnings per share. Organic growth initiatives are now expected to yield an additional 2% revenue growth but will be approximately $0.10 dilutive to earnings per share. Offsetting this favorable change, the Company expects currency to have an approximately $0.20 dilutive impact to earnings per share. All other assumptions remain unchanged from the guidance previously provided.
As mentioned previously, the Company has decided to intensify its focus on increasing organic growth, concentrated in six major areas during the next few years: (1) increase presence in emerging markets in the Power Tools, Hand Tools and Commercial Hardware mid-price point categories, (2) create a "smart" tools and storage market using radio frequency identification ("RFID") and real-time locating system ("RTLS") technology, (3) leverage the AeroScout RTLS capability into the electronic security market including the acute care vertical within the Company's Healthcare business, (4) expand the Company's market penetration with U.S. government customers in the Healthcare, Security, and Industrial verticals, (5) increase offshore oil and gas pipeline service revenue in the Company's CRC-Evans business, and (6) continue to identify and realize revenue synergies associated with the Black & Decker Merger. Over the next three years, the Company will invest approximately $150 million ($100 million of recurring annual operating expense and $50 million of capital) to support these initiatives. The Company expects that investment and achievement in these growth areas will generate approximately $850 million of incremental revenue and $200 million of incremental operating profit over the same three year period and should increase its organic growth 4-5%, which will allow the Company to achieve its long-term goal of 4-6% organic growth.

RESULTS OF OPERATIONS
Net Sales: Net sales were $2.869 billion in the second quarter of 2013 compared to $2.567 billion in the second quarter of 2012, representing an increase of $302.3 million, or 12%. Acquisitions and volume provided increases of 7% and 6% in net sales, respectively, which was offset by a 1% decrease in price. The overall effect of foreign currency fluctuations was flat. In the CDIY segment, organic sales increased 6% compared to the second quarter of 2012, as a result of strong organic volume in North America, primarily driven by promotions, new product introductions and a strengthening residential construction market, as well as 15% organic growth within the emerging markets. Europe volumes were up 1% despite persistent unfavorable economic conditions. In the Industrial segment, organic sales increased 8% relative to the second quarter of 2012, which was mainly attributable to volume increases in Engineered Fastening as a result of strong automotive growth and emerging market activity, as well as a 4% increase in organic sales for the IAR business due to volume growth in North America and the emerging markets. Infrastructure organic sales increased 22% as a result of acceleration in the offshore and onshore pipeline businesses. In the Security segment, organic sales decreased approximately 1% compared to the second quarter of 2012, mainly in CSS Europe due to pressure across many countries, which more than offset the modest organic growth in the CSS North America business. However, both businesses exited the quarter with positive order momentum and growth in backlog.
From a geographic standpoint across all segments, Europe increased 2% organically, while North America had 5% growth in the US and 2% growth in Canada. Emerging markets increased 14% overall, primarily driven by 18% growth in Latin America.

On a year-to-date basis, net sales totaled $5.357 billion, up 7%, compared to $4.993 billion in the first half of 2012. Organic growth provided a 2% increase in net sales and acquisitions provided an additional 6% increase, while unfavorable effects of foreign currency fluctuations resulted in a 1% decrease. Net sales growth in the first half of 2013 was mainly driven by CDIY, which achieved 3% organic growth due to strong results in North America and emerging markets, and the Industrial segment, which grew 3% organically as a result of strong performances by the Infrastructure and Engineered Fastening businesses.
Gross Profit: Gross profit was $1.008 billion in the second quarter of 2013 compared to $930.3 million in the second quarter of 2012, or 35.1% and 36.2% of net sales for each quarter, respectively. Merger and acquisition-related charges, which reduced gross profit, were approximately $8 million in the second quarter of 2013 and $4 million in the second quarter of 2012. Excluding these merger and acquisition-related charges, gross profit was 35.4% of net sales in 2013 compared to 36.4% of net sales in the prior year. The decrease in the profit rate year over year reflects favorable impacts of volume and cost synergies, which were offset by margin contraction within the Security business, higher promotional activity in CDIY, and below line margins from the Infastech acquisition.
Year-to-date gross profit was $1.918 billion, or 35.8% of net sales, compared to $1.842 billion, or 36.9% of net sales, for the six month periods ended June 29, 2013 and June 30, 2012, respectively. Merger and acquisition-related charges, which reduced gross profit, were approximately $21 million in the first half of 2013 and approximately $7 million in the first half of 2012. Excluding these charges, gross profit was 36.2% of net sales in 2013 and 37.0% of net sales in 2012. The year-to-date decrease in the profit rate is due to favorable cost synergies and higher volumes, which were more than offset by margin contractions in the Industrial and Security segments.
SG&A Expenses: SG&A, inclusive of the provision for doubtful accounts, was $682.3 million, or 23.8% of net sales, in the second quarter of 2013 compared to $626.2 million, or 24.4% of net sales, in the second quarter of 2012. Within SG&A, merger and acquisition-related compensation costs and integration-related expenses totaled approximately $24 million and $34 million, respectively, for the second quarter of 2013 and 2012. Excluding these merger and acquisition-related charges, SG&A was 22.9% of net sales in 2013 compared to 23.1% of net sales in the prior year. The decrease reflects the impact from volume leverage partially offset by the investments in organic growth initiatives.
On a year-to-date basis, SG&A, inclusive of the provision for doubtful accounts, was $1.352 billion, or 25.2% of net sales, in 2013 compared to $1.264 billion, or 25.3% of net sales, in 2012. Excluding merger and acquisition-related charges of approximately $58 million and $61 million, respectively, during the first six months of 2013 and 2012, SG&A was 24.2% and 24.1% of net sales, respectively.
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
Corporate Overhead: The corporate overhead element of SG&A, which is not allocated to the business segments, amounted to $53.7 million, or 1.9% of net sales, in the second quarter of 2013 compared to $56.5 million, or 2.2% of net sales, in the second quarter of 2012. Excluding merger and acquisition-related charges, the corporate overhead element of SG&A was $39.5 million, or 1.4% of net sales, in the second quarter of 2013 compared to $38.8 million, or 1.5% of net sales, in the second quarter of 2012.
On a year-to-date basis, the corporate overhead element of SG&A amounted to $122.7 million, or 2.3% of net sales, in 2013 compared to $122.9 million, or 2.5% of net sales, in the corresponding period of 2012. Excluding merger and acquisition-related charges, the corporate overhead element of SG&A was $83.0 million, or 1.5% of net sales, and $87.7 million, or 1.8% of net sales, for the first six months of 2013 and 2012, respectively.

Other, net: Other, net expense amounted to $71.7 million in the second quarter of 2013 versus $82.5 million in the second quarter of 2012. The decrease was primarily driven by an $8 million reduction in merger and acquisition-related costs. On a year-to-date basis, Other, net expense was $142.7 million in 2013 as compared with $150.4 million in 2012. The change was primarily driven by a $2 million reduction in merger and acquisition-related costs as well as favorable impacts of foreign currency fluctuations.

Interest, net: Net interest expense in the second quarter of 2013 was $36.4 million versus $32.4 million in 2012. On a year-to-date basis, net interest expense was $73.1 million compared to $63.8 million in the prior year. The increase in net interest expense for both the quarter-to-date and year-to-date periods is primarily driven by the debt issuances in the second half of 2012, partially offset by the debt extinguished in the third quarter of 2012.
Income Taxes: The Company recognized income tax expense of $53.2 million and $62.0 million for the three and six month periods ended June 29, 2013, respectively, resulting in an effective tax rate of 21.5% and 18.3%, respectively. The effective tax rate differs from the U.S. statutory tax rate for the three and six month periods ended June 29, 2013, primarily due to a portion of the Company's earnings realized in lower-taxed foreign jurisdictions, the acceleration of certain tax credits, the recurring benefit of various foreign business integration structures and the reversal of certain foreign and U.S. state uncertain tax position reserves, related largely to statute expiration.
The Company recognized income tax expense of $38.6 million and $68.4 million for the three and six month periods ended June 30, 2012, respectively, resulting in an effective tax rate of 23.4% and 22.8%, respectively. The effective tax rate differs from the U.S. statutory tax rate for the three and six month periods ended June 30, 2012, primarily due to a portion of the Company's earnings realized in lower-taxed foreign jurisdictions and the completion of a foreign business integration structure.
Business Segment Results
The Company’s reportable segments are aggregations of businesses that have similar products, services and end markets, among other factors. The Company utilizes segment profit (which is defined as net sales minus cost of sales and SG&A aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, Other-net (inclusive of intangible asset amortization expense), restructuring charges, interest income, interest expense, and income tax expense. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and the expense pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Refer to Note O, Restructuring & Asset Impairments of the Notes to (Unaudited) Condensed Consolidated Financial Statements for the amount of restructuring charges and asset impairments attributable to each segment. As discussed previously, the Company’s operations are classified into three business segments, which also represent its operating segments: CDIY, Industrial and Security.
CDIY:

	Second Quarter		Year-to-Date
(Millions of Dollars)	2013	2012	2013	2012
Net sales	$1,445.8	$1,331.3	$2,638.2	$2,503.3
Segment profit	$215.7	$196.9	$384.9	$345.3
% of Net sales	14.9%	14.8%	14.6%	13.8%
CDIY net sales increased $114.5 million, or 9%, in the second quarter of 2013 compared to the second quarter of 2012. The increase was driven by an 8% increase in volume and a 3% increase in acquisitions, partially offset by a 2% decrease in price while foreign currency was flat. Organic sales increased 6% from the second quarter of 2012 as a result of strong organic volume in North America, which was primarily driven by promotions, new product introductions and a strengthening residential construction market. The segment also realized mid-teens organic growth in emerging markets as a result of growing penetration in connection with our growth initiatives. Europe volumes increased 1% despite persistent unfavorable economic conditions.
On a year-to-date basis, net sales increased $134.9 million, or 5%, in the first half of 2013 compared to the first half of 2012. Organic sales increased 3% primarily due to the strong results in North America and the emerging markets during the second quarter of 2013 as discussed above, partially offset by modest volume pressures in Europe and the headwinds experienced in the first quarter of 2013 relating to the North American outdoor market and a softer Latin American market. Acquisitions contributed 3% of sales growth, which was partially offset by a 1% decline due to unfavorable changes in foreign currency translation. Based on the performance during the first half of 2013, management continues to believe that the CDIY segment remains solidly on track for mid-single digit organic growth for the full year.
Segment profit for the second quarter of 2013 was $215.7 million, or 14.9% of net sales, compared to $196.9 million, or 14.8% of net sales, in the second quarter of 2012. Excluding merger and acquisition-related charges of $2.9 million for the second quarter of 2013, segment profit totaled $218.6 million, or 15.1% of net sales, for the second quarter of 2013 compared to $207.4 million, or 15.6% of net sales, in the second quarter of 2012 (excluding $10.5 million in merger and acquisition-related charges). The decrease in the segment profit rate is attributed to cost synergies and improved volume, which were more than offset by investments in organic growth initiatives and higher promotions (timing shift from first quarter to second quarter).
Year-to-date segment profit for CDIY was $384.9 million, or 14.6% of net sales, compared to $345.3 million, or 13.8% of net sales, for the corresponding 2012 period. Excluding $6.2 million in merger and acquisition-related charges, segment profit amounted to $391.1 million, or 14.8% of net sales, in 2013 compared to $359.1 million, or 14.3%, in 2012 (excluding $13.8 million in merger and acquisition-related charges). The segment profit rate improved on a year-to-date basis due to cost synergies, higher volumes, and improved productivity in business operations, which was partially offset by organic growth investments.
Industrial:

	Second Quarter		Year-to-Date
(Millions of Dollars)	2013	2012	2013	2012
Net sales	$812.8	$634.7	$1,508.2	$1,296.7
Segment profit	$111.1	$93.6	$196.6	$216.5
% of Net sales	13.7%	14.7%	13.0%	16.7%
Industrial sales increased $178.1 million, or 28%, in the second quarter of 2013 from $634.7 million in the second quarter of 2012. The increase was primarily driven by the Infastech acquisition, which increased sales by 21%, and volume increases of 8%, partially offset by a 1% decline due to unfavorable changes in foreign currency translation. Organic sales increased 8% from the second quarter of 2012 due to a combination of factors. Engineered Fastening experienced organic growth of 9% in the second quarter due to strong growth in the automotive business, which significantly outpaced global light vehicle production, and emerging markets. IAR grew 4% organically as a result of volume increases in North America, which was driven by strong MRO vending sales and growth in the Mac Tools mobile distribution business, and emerging markets. Organic sales for the Infrastructure business increased 22% due to strength in the North American onshore business and the impact of offshore growth initiatives.
Year-to-date sales were $1,508.2 million, a 16% increase from 2012 sales of $1,296.7 million, primarily due to the Infastech acquisition which increased sales by 14%. The remaining increase was driven by volume growth of 3%, partially offset by a 1% decline due to unfavorable foreign currency translation. Net sales growth in the first half of 2013 was mainly attributable to continued growth in the automotive business within Engineered Fastening and strong organic growth in the Infrastructure business, primarily related to the onshore and offshore businesses. IAR organic sales were relatively flat in the first half of 2013 as strong results in emerging markets were offset by volume declines in Europe and Latin America.
Industrial segment profit for the second quarter of 2013 was $111.1 million, or 13.7% of net sales, compared to $93.6 million, or 14.7% of net sales, in the second quarter of 2012. Excluding $6.1 million in merger and acquisition-related charges, segment profit was $117.2 million, or 14.4% of net sales, in the second quarter of 2013 and $94.6 million, or 14.9% of net sales, in the second quarter of 2012 (excluding $1.0 million in merger and acquisition-related charges). The decrease in segment profit rate is primarily attributed to investments in organic growth initiatives and the impact of Infastech's margins, which are slightly lower than the historical average margins for the Engineered Fastening business.
On a year-to-date basis, Industrial segment profit totaled $196.6 million, or 13.0% of net sales, in the first half of 2013 compared to $216.5 million, or 16.7% of net sales, in the first half of 2012. Excluding $18.5 million in merger and acquisition-related charges, segment profit was $215.1 million, or 14.3% of net sales, in the first half of 2013 and $219.5 million, or 16.9% of net sales, in the first half of 2012 (excluding $3.0 million in merger and acquisition-related charges). The decrease in segment profit rate is primarily attributed to lower volumes in IAR Europe, investments in organic growth initiatives and the impact of Infastech's margins, which are slightly lower than the historical average margins for the Engineered Fastening business.

Security:

	Second Quarter		Year-to-Date
(Millions of Dollars)	2013	2012	2013	2012
Net sales	$610.7	$601.0	$1,210.1	$1,193.1
Segment profit	$52.1	$70.1	$107.4	$139.9
% of Net sales	8.5%	11.7%	8.9%	11.7%
Security net sales increased $9.7 million, or 2%, in the second quarter of 2013 from $601.0 million in the second quarter of 2012. Acquisitions and foreign currency translation increased net sales by 2% and 1%, respectively, while organic revenue declined 1% as volume decreases were partially offset by pricing increases. From a geographic standpoint, stronger end markets in the U.S. were more than offset by volume declines in Europe. The CSS North America business continued to show modest organic revenue growth of 1%, while CSS Europe declined 5% organically due to continued pressure primarily within France, the Nordics and Southern Europe. Both regions exited the quarter with positive order momentum and growth in backlog, with orders in North America up high single digits and in Europe up low double digits compared to the prior year. MAS organic sales were up 4% with solid growth in both the commercial mechanical lock business, reflecting continued early success with the distributor business model shift, and the automatic door business, primarily due to increased installation activity in the retail channel.
On a year-to-date basis, net sales increased $17.0 million, or 1%, in the first half of 2013 from the first half of 2012, primarily due to the same factors that impacted the second quarter.
Segment profit for the second quarter of 2013 was $52.1 million, or 8.5% of net sales, compared to $70.1 million, or 11.7% of net sales, in the second quarter of 2012. Excluding merger and acquisition-related charges of $8.8 million, segment profit amounted to $60.9 million, or 10.0% of net sales, in the second quarter of 2013 compared to $78.8 million, or 13.1% of net sales, in the second quarter of 2012 (excluding $8.7 million in merger and acquisition-related charges). The decline in segment profit is attributed to planned growth investments in vertical solutions and emerging markets, new product development, investments in field techs in advance of second half growth in North America, impacts of lower volume in Europe and temporary negative rate pressure in the commercial lock business due to the business model shift.
On a year-to-date basis segment profit was $107.4 million, or 8.9% of net sales, in the first half of 2013 compared to $139.9 million, or 11.7% of net sales, in the first half of 2012. Excluding merger and acquisition related charges of $15.2 million, segment profit amounted to $122.6 million, or 10.1% of net sales, in the first half of 2013 compared to segment profit of $155.5 million, or 13.0% of net sales, in the first half of 2012 (excluding $15.6 million in merger and acquisition-related charges). The year-to-date decrease in the segment profit rate is due to the same factors that impacted the second quarter.
RESTRUCTURING ACTIVITIES
A summary of the restructuring reserve activity from December 29, 2012 to June 29, 2013 is as follows (in millions):

	12/29/2012	Additions (Reversals), net	Usage	Currency	6/29/2013
2013 Actions
Severance and related costs	$—	$32.9	$(12.8)	$(1.0)	$19.1
Facility closures	—	9.5	(6.2)	—	3.3
Asset Impairments	—	16.5	(16.5)	—	—
Subtotal 2013 actions	$—	$58.9	$(35.5)	$(1.0)	$22.4
Pre-2013 Actions
Severance and related costs	$112.1	$(47.1)	$(22.6)	$—	$42.4
Facility closures	13.1	0.4	(1.2)	—	12.3
Subtotal Pre-2013 actions	$125.2	$(46.7)	$(23.8)	$—	$54.7
Total	$125.2	$12.2	$(59.3)	$(1.0)	$77.1
In the first six months of 2013, the Company continued with restructuring activities primarily associated with the Black & Decker merger, Niscayah and other acquisitions, and recognized $12.2 million of net restructuring charges. Of those charges, $30.1 million relates to severance charges associated with the reduction of approximately 450 employees, which was more than offset by a reversal of $44.3 million from the termination of a previously approved restructuring action due to a shifting political and economic landscape in certain European countries. Also included in those charges are facility closure costs of $9.9 million and asset impairment charges of $16.5 million.
For the three months ended June 29, 2013, the Company recognized a net restructuring credit of $30.7 million. This net credit reflects $11.0 million of severance charges associated with the reduction of approximately 200 employees, which was more than offset by a reversal of $44.3 million due to the termination of a previously approved restructuring action as described above. This net credit also reflects facility closure costs of $2.6 million.
The majority of the $77.1 million of reserves remaining as of June 29, 2013 is expected to be utilized within the next 12 months.
Segments: The $12.2 million of net charges recognized in the first six months of 2013 includes: $0.8 million of charges pertaining to the CDIY segment; $38.4 million of net reserve reductions pertaining to the Industrial segment; $33.3 million of charges pertaining to the Security segment; and $16.5 million pertaining to Corporate charges. During the second quarter of 2013, the Company recognized a net reserve reduction of $30.7 million including $1.8 million of charges pertaining to the CDIY segment; $40.9 million of net reserve reductions pertaining to the Industrial segment; and $8.4 million of charges pertaining to the Security segment.

FINANCIAL CONDITION
Liquidity, Sources and Uses of Capital: The Company’s primary sources of liquidity are cash flows generated from operations and available lines of credit under various credit facilities. The Company's cash flows are presented on a consolidated basis and include cash flows from discontinued operations.
Operating Activities: Cash flow provided by operations was $184.2 million in the second quarter of 2013 and $299.2 million in the second quarter of 2012. The cash flows from operations were negatively impacted by merger and acquisition-related charges and payments of $87.5 million and $67.2 million in the second quarter of 2013 and 2012, respectively. Operating cash flows in the second quarter of 2013 were also negatively impacted by employee related payments and the timing of employee benefit plan contributions. Cash inflows from working capital (accounts receivable, inventory, accounts payable and deferred revenue) were $67.6 million in the second quarter of 2013 compared to $40.2 million in the second quarter of 2012. Working capital turns were 7.1 times for the second quarter of 2013, up 0.3 turns compared to the second quarter of 2012.

Year-to-date cash flow provided by operations was $36.7 million in the first half of 2013, compared to $266.9 million in the corresponding period of 2012. Cash outflows from working capital were $127.4 million in the first half of 2013 compared to $112.0 million in 2012, primarily due to timing of revenue during 2013 resulting in temporary additional working capital pressures. Additionally, merger and acquisition-related charges and payments were $170.9 million compared to $128.7 million in the first half of 2013 and 2012, respectively. Operating cash flows in 2013 were also negatively impacted by employee related payments and the timing of employee benefit plan contributions.

Free Cash Flow: Free cash flow, as defined in the following table, was $95.8 million in the second quarter of 2013 compared to $190.2 million in the corresponding 2012 period. Free cash flow on a year-to-date basis was an outflow of $131.2 million in 2013 compared to an inflow of $96.4 million in 2012. Management considers free cash flow an important indicator of its liquidity, as well as its ability to fund future growth and provide a dividend to shareowners. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

	Second Quarter		Year-to-Date
(Millions of Dollars)	2013	2012	2013	2012
Net cash provided by operating activities	$184.2	$299.2	$36.7	$266.9
Less: capital expenditures	(88.4)	(109.0)	(167.9)	(170.5)
Free cash inflow (outflow)	$95.8	$190.2	$(131.2)	$96.4
When merger and acquisition-related charges and payments of $122.1 million and $216.6 million for the three and six months ended June 29, 2013, respectively, are added back to the Company’s free cash flows, the resulting amounts are free cash flows of $217.9 million and $85.4 million, respectively. When merger and acquisition-related charges and payments of $112.4 million and $197.5 million for the three and six months ended June 30, 2012, respectively, are added back to the Company’s free cash flows, the resulting amounts are free cash flows of $302.6 million and $293.9 million, respectively.
Based on its ability to generate cash flow from operations on an annual basis as well as its strong balance sheet and credit position at June 29, 2013, the Company believes over the long term it has the financial flexibility to deploy capital to its shareowners’ advantage through a combination of acquisitions, dividends, and potential future share repurchases.

Investing Activities: Cash flow used in investing activities was $39.0 million in the second quarter of 2013 compared to $573.6 million in the second quarter of 2012. Year-to-date cash flows used in investing activities were $980.6 million and $745.9 million in the first half of 2013 and 2012, respectively. Capital and software expenditures were $88.4 million (inclusive of $34.6 million for merger and acquisition-related capital expenditures) in the second quarter of 2013 compared to $109.0 million (inclusive of $45.2 million for merger and acquisition-related capital expenditures) of capital expenditures in the second quarter of 2012. Year-to-date capital and software expenditures were $167.9 million (inclusive of $45.7 million for merger and acquisition-related capital expenditures) and $170.5 million (inclusive of $68.8 million for merger and acquisition-related capital expenditures) in the first half of 2013 and 2012, respectively. The Company continues to invest in productivity and cost structure improvements, as well as achieving merger and acquisition-related cost synergies, while ensuring that such investments provide an appropriate return on capital employed.

Cash outflows for business acquisitions were $56.0 million in the second quarter of 2013, which was primarily related to the acquisition of GQ for $48.5 million, net of cash acquired, compared to $474.0 million in the second quarter of 2012, the majority of which relates to the acquisitions of AeroScout and Powers. On a year-to-date basis, cash outflows for business acquisitions were $909.9 million and $588.7 million for 2013 and 2012, respectively. The majority of cash outflows during 2013 related to the acquisition of Infastech for $826.4 million, net of cash acquired.
Financing Activities: Cash flow used in financing activities was $120.3 million in the second quarter of 2013 compared to cash inflows of $5.6 million in the second quarter of 2012. Net repayments of short-term borrowings under the Company’s commercial paper program were $60.1 million in the second quarter of 2013 compared to net proceeds from short-term borrowings of $592.1 million in the second quarter of 2012. Cash proceeds from the issuances of common stock were $23.2 million and $10.9 million in the second quarter of 2013 and 2012, respectively. Repayments on long-term debt were $0.5 million in the second quarter of 2013 compared to $320.8 million in the second quarter of 2012. Cash dividends were $78.4 million in the second quarter of 2013 compared to $68.9 million in the second quarter of 2012. During the second quarter of 2012, the Company repurchased approximately three million shares of common stock for $200.0 million.
Year-to-date proceeds from financing activities were $841.8 million for the first half of 2013 compared to $164.5 million in the first half of 2012. Net proceeds from short-term borrowings under the Company’s commercial paper program increased to $1.270 billion in the first half of 2013 compared to $788.9 million in the first half of 2012 primarily as a result of the Infastech acquisition. Cash proceeds from the issuances of common stock were $106.4 million and $75.5 million in the first half of 2013 and 2012, respectively. Repayments on long-term debt were $1.1 million and $321.1 million in the first half of 2013 and 2012, respectively. Purchases of common stock totaled $24.8 million and $217.8 million in the first half of 2013 and 2012, respectively. Cash dividends were $157.5 million in the first half of 2013 compared to $138.8 million in the first half of 2012. In January 2013, the Company also elected to prepay the $350.0 million forward share purchase contract. Refer to Note J, Equity Arrangements, for further discussion. In the first half of 2012, the Company received $35.8 million from the termination of interest rate swaps, and paid $56.4 million in relation to the termination of a forward starting interest rate swap.
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

In June 2013, the Company terminated its four year $1.2 billion committed credit facility with the concurrent execution of a new five year $1.5 billion committed credit facility (the “Credit Agreement”). Borrowings under the Credit Agreement may include U.S. Dollars up to the $1.5 billion commitment or in Euro or Pounds Sterling subject to a foreign currency sublimit of $400.0 million and bear interest at a floating rate dependent upon the denomination of the borrowing. Repayments must be made on June 27, 2018 or upon an earlier termination date of the Credit Agreement, at the election of the Company. Simultaneously, the Company terminated its $1.0 billion 364 day committed credit facility with the concurrent execution of a new $500 million 364 day committed credit facility (the "Facility"). The Facility contains a one year term-out provision and borrowings under the Facility may include U.S. Dollars up to the $500 million commitment or in Euro or Pounds Sterling subject to a foreign currency sublimit of $250 million and bear interest at a floating rate dependent upon the denomination of the borrowing. Repayments must be made by June 26, 2014, unless the one year term-out election is made, or upon an earlier termination date of the Facility, at the election of the Company. The Credit Agreement and Facility are designated to be a liquidity back-stop for the Company's $2.0 billion commercial paper program. As of June 29, 2013, the Company has not drawn on either of these commitments. Concurrently, the guarantees on certain of the Company's outstanding debt obligations were released in accordance with the terms of the indentures governing those obligations. For further information, refer to Note H, Long-Term Debt and Financing Arrangements, and Note T, Parent and Subsidiary Guarantees, in the Notes to (Unaudited) Condensed Consolidated Financial Statements.
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
Cash and cash equivalents totaled $562 million as of June 29, 2013, comprised of $25 million in the U.S. and $537 million in foreign jurisdictions. As of December 29, 2012, cash and cash equivalents totaled $716 million, comprised of $99 million in the U.S. and $617 million in foreign jurisdictions. Concurrent with the Black & Decker merger, the Company made a determination to repatriate certain legacy Black & Decker foreign earnings, on which U.S. income taxes had not previously been provided. As a result of this repatriation decision, the Company has recorded approximately $417.1 million and $436.9 million of associated deferred tax liabilities at June 29, 2013 and December 29, 2012, respectively. Current plans and liquidity requirements do not demonstrate a need to repatriate other foreign earnings. Accordingly, all other undistributed foreign earnings of the Company are considered to be permanently reinvested, or will be remitted substantially free of additional tax, consistent with the Company’s overall growth strategy internationally, including acquisitions and long-term financial objectives. No provision has been made for taxes that might be payable upon remittance of these undistributed foreign earnings. However, should management determine at a later point to repatriate additional foreign earnings, the Company would be required to accrue and pay taxes at that time.

OTHER MATTERS
Critical Accounting Estimates: There have been no significant changes in the Company’s critical accounting estimates during the second quarter of 2013. Refer to the “Other Matters” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended December 29, 2012 for a discussion of the Company’s critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no significant change in the Company’s exposure to market risk during the second quarter of 2013. Refer to the “Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended December 29, 2012 for further discussion.

ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and its Senior Vice President and Chief Financial Officer have concluded that, as of June 29, 2013, the Company’s disclosure controls and procedures are effective. There has been no change in the

Company’s internal control over financial reporting that occurred during the second quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. In February 2013, the Company acquired Infastech for $826 million, net of cash acquired.  Management's assessment of, and conclusion on, the effectiveness of internal control over financial reporting excludes the internal controls of Infastech. As part of the ongoing integration activities, the Company will complete an assessment of existing controls and incorporate its controls and procedures into Infastech.

CAUTIONARY STATEMENT
Under the Private Securities Litigation Reform Act of
1995

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical, including but not limited to those regarding the Company's ability to: (i) achieve full year 2013 diluted EPS of $5.40-5.65, excluding M&A charges and GAAP EPS of $4.46 - $4.71; (ii) generate approximately $1.0 billion in free cash flow for 2013, excluding charges and payments; and (iii) achieve its 2016/2017 vision (collectively, the “Results”); are “forward looking statements” and subject to risk and uncertainty.
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
The Company's ability to deliver the Results is dependent, or based, upon: (i) the Company's ability to achieve $50 million of synergies in 2013 from Black & Decker merger and another $50 million from the acquisition of Niscayah; (ii) the Company's ability to execute its integration plans and achieve synergies from the Infastech acquisition sufficient to generate $.20 of EPS accretion in 2013; (iii) the Company's ability to generate organic net sales increases of 4-5% in 2013; (iv) the Company's ability to generate segment profit for the Security business in the mid-teens levels for the second half of the year; (v) the Company's ability to identify and execute upon acquisitions and sales opportunities to double its CDIY, IAR and Security businesses in the emerging markets while minimizing associated costs; (vi) the Company's ability to achieve a tax rate at the lower end of 23-24% in 2013; (vii) the Company's ability to limit interest expense to approximately $145 million and other-net to approximately $250 million in 2013; (viii) the Company's ability to minimize tax liabilities associated with the HHI divestiture; (ix) successful integration of acquisitions completed in 2012 and early 2013, and any additional acquisitions completed during the year, as well as integration of existing businesses; (x) the continued acceptance of technologies used in the Company's products and services; (xi) the Company's ability to manage existing Sonitrol franchisee and Mac Tools relationships; (xii) the Company's ability to minimize costs associated with any sale or discontinuance of a business or product line, including any severance, restructuring, legal or other costs; (xiii) the proceeds realized with respect to any business or product line disposals; (xiv) the extent of any asset impairments with respect to any businesses or product lines that are sold or discontinued; (xv) the success of the Company's efforts to manage freight costs, steel and other commodity costs as well as capital expenditures; (xvi) the Company's ability to sustain or increase prices in order to, among other things, offset or mitigate the impact of steel, freight, energy, non-ferrous commodity and other commodity costs and any inflation increases; (xvii) the Company's ability to generate free cash flow and maintain a strong debt to capital ratio; (xviii) the Company's ability to identify and effectively execute productivity improvements and cost reductions, while minimizing any associated restructuring charges; (xix) the Company's ability to obtain favorable settlement of routine tax audits; (xx) the ability of the Company to generate earnings sufficient to realize future income tax benefits during periods when temporary differences become deductible; (xxi) the continued ability of the Company to access credit markets under satisfactory terms; (xxii) the Company's ability to negotiate satisfactory payment terms under which the Company buys and sells goods, services, materials and products; and (xxiii) the Company's ability to successfully develop, market and achieve sales from new products and services.
The Company's ability to deliver the Results is also dependent upon: (i) the success of the Company's marketing and sales efforts, including the ability to develop and market new and innovative products in both existing and new markets; (ii) the ability of the Company to maintain or improve production rates in the Company's manufacturing facilities, respond to significant changes in product demand and fulfill demand for new and existing products; (iii) the Company's ability to continue improvements in working capital through effective management of accounts receivable and inventory levels; (iv) the ability to continue successfully managing and defending claims and litigation; (v) the success of the Company's efforts to mitigate any cost increases generated by, for example, increases in the cost of energy or significant Chinese Renminbi or other currency appreciation; (vi) the geographic distribution of the Company's earnings; (vii) the commitment to and success of the Stanley Fulfillment System; and (viii) successful implementation with expected results of cost reduction programs.
The Company's ability to achieve the Results will also be affected by external factors. These external factors include: challenging global macroeconomic environment; the continued economic growth of emerging markets, particularly Latin America; pricing pressure and other changes within competitive markets; the continued consolidation of customers particularly in consumer channels; inventory management pressures on the Company's customers; the impact the tightened credit markets may have on the Company or its customers or suppliers; the extent to which the Company has to write off accounts receivable or assets or experiences supply chain disruptions in connection with bankruptcy filings by customers or suppliers; increasing competition; changes in laws, regulations and policies that affect the Company, including, but not limited to trade, monetary, tax and fiscal policies and laws; the timing and extent of any inflation or deflation; currency exchange fluctuations; the impact of dollar/foreign currency exchange and interest rates on the competitiveness of products and the Company's debt program; the strength of the U.S. and European economies; the extent to which world-wide markets associated with homebuilding and remodeling stabilize and rebound; the impact of events that cause or may cause disruption in the Company's supply, manufacturing, distribution and sales networks such as war, terrorist activities, and political unrest; and recessionary or expansive trends in the economies of the world in which the Company operates. The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date hereof.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors as disclosed in the Company’s Form 10-K for the year ended December 29, 2012 filed with the Securities and Exchange Commission on February 20, 2013 and the Company's Form 10-Q for the quarter ended March 30, 2013 filed with the Securities and Exchange Commission on April 26, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended June 29, 2013:

2013	(a) Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Program	Maximum Number Of Shares That May Yet Be Purchased Under The Program
March 31 - May 4	46,580	$78.39	—	—
May 5 - June 1	1,256	79.63	—	—
June 2 - June 29	—	—	—	—
	47,836	$78.42	—	—
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

ITEM 6. EXHIBITS

(10.1)
Five Year Credit Agreement, dated as of June 27, 2013, by and among the Registrant, the lenders named therein, Citibank, N.A., as Administrative Agent, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Lead Arrangers and Book Runners, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on June 27, 2013).

(11)
Statement re-computation of per share earnings (the information required to be presented in this exhibit appears in Note C to the Company’s (Unaudited) Condensed Consolidated Financial Statements set forth in this Quarterly Report on Form 10-Q).

(31)(i)(a)	Certification by Chairman and Chief Executive Officer pursuant to Rule 13a-14(a).

(i)(b)	Certification by Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a).

(32)(i)	Certification by Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(ii)	Certification by Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following materials from Stanley Black & Decker Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 29, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 29, 2013 and June 30, 2012 (ii) Condensed Consolidated Balance Sheets at June 29, 2013 and December 29, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 29, 2013 and June 30, 2012, and (iv) Notes to (Unaudited) Condensed Consolidated Financial Statements**.

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

STANLEY BLACK & DECKER, INC.

Date:	July 30, 2013	By:	/s/ DONALD ALLAN, JR.
Donald Allan, Jr.
Senior Vice President and Chief Financial Officer