Form 10-K
period 2013-12-28
STANLEY BLACK & DECKER, INC.
filed 2014-02-21
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2013
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
Yes  ☐    No  ☑
As of June 28, 2013, the aggregate market values of voting common equity held by non-affiliates of the registrant was $12.4 billion based on the New York Stock Exchange closing price for such shares on that date. On January 24, 2014, the registrant had 155,604,921 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year are incorporated by reference in Part III of the Annual Report on Form 10-K.

FORM 10-K
PART I
ITEM 1. BUSINESS
General
Stanley Black & Decker, Inc. ("the Company") was founded in 1843 by Fredrick T. Stanley and incorporated in Connecticut in 1852. In March 2010, the Company completed a merger ("the Merger") with The Black & Decker Corporation (“Black & Decker”), a company founded by S. Duncan Black and Alonzo G. Decker and incorporated in Maryland in 1910. At that time, the Company changed its name from The Stanley Works ("Stanley") to Stanley Black & Decker, Inc. The Company is a diversified global provider of power and hand tools, products and services for various industrial applications, mechanical access solutions (i.e. automatic doors and commercial locking systems), and electronic security and monitoring systems with 2013 consolidated annual revenues of $11.0 billion. The Company is continuing to pursue a diversification strategy that involves industry, geographic and customer diversification to foster sustainable revenue, earnings and cash flow growth. The Company has three primary acquisition growth platforms: Security, Engineered Fastening, and Infrastructure. The Company has made investments in its organic growth initiatives in order to drive growth across all of its businesses, and anticipates the majority of acquisition-related investments being within the three growth platforms previously mentioned. During 2013, the Company elected to place a moratorium on acquisitions to focus on its near-term priorities of operational improvement, deleveraging through improved credit metrics and returning capital to shareholders. Furthermore, two aspects of the Company's vision are to be a consolidator within the tool industry and to increase its presence in emerging markets, with a goal of ultimately generating greater than 20% of annual revenues from these markets. In 2013, approximately 47% of the Company’s annual revenues were generated in the United States, with the remainder largely from Europe (26%), emerging markets (17%) and Canada (5%).
Execution of this diversification strategy has resulted in approximately $6.2 billion of acquisitions since 2002 (excluding the Black & Decker merger) and increased brand investment, enabled by cash flow generation and increased debt capacity. The acquisition of Infastech for $826.4 million in February 2013, a 60% controlling share in Jiangsu Guoqiang Tools Co., Ltd. ("GQ") for a total purchase price of $48.5 million in May 2013, and the 2011 acquisition of Niscayah Group AB (“Niscayah”) for a total purchase price of $984.5 million exemplify this strategy. Infastech is a global manufacturer and distributor of specialty engineered fastening technology based in Hong Kong. The acquisition of Infastech adds to the Company's strong positioning in specialty engineered fastening, an industry with solid growth prospects particularly in the global electronics, industrial and automotive end markets, and will further expand the Company's global footprint with its strong concentration in fast-growing emerging markets. GQ is the #3 MPP power tool manufacturer in the emerging markets and complements the Company's existing power tools product offerings in the CDIY segment. Niscayah is one of the largest access control and surveillance solutions providers in Europe. The Niscayah acquisition expanded and complemented the Company's existing electronic security offerings and further diversifies the Company's operations and international presence. In addition to these acquisitions, in December 2012, the Company sold its Hardware & Home Improvement business ("HHI"), including the residential portion of Tong Lung, to Spectrum Brands Holdings, Inc. ("Spectrum") for approximately $1.4 billion in cash. The purchase and sale agreement stipulated that the sale occur in a First and Second Closing. The First Closing, which excluded the residential portion of the Tong Lung business, occurred on December 17, 2012 while the Second Closing, in which the residential portion of the Tong Lung business was sold, occurred on April 8, 2013. The operating results of HHI, as well as the residential portion of Tong Lung, have been reported as discontinued operations in the Consolidated Financial Statements. Refer to Note E, Acquisitions, and Note T, Discontinued Operations, of the Notes to Consolidated Financial Statements in Item 8 for further discussion.
At December 28, 2013, the Company employed approximately 50,700 people worldwide. The Company’s principal executive office is located at 1000 Stanley Drive, New Britain, Connecticut 06053 and its telephone number is (860) 225-5111.
Description of the Business
The Company’s operations are classified into three reportable business segments, which also represent its operating segments: Construction & Do-It-Yourself (“CDIY”), Industrial and Security. All segments have significant international operations in developed countries, but do not have large investments that would be subject to expropriation risk in developing countries. Fluctuations in foreign currency exchange rates result in translational and transactional impacts to international operations in each segment.
Additional information regarding the Company’s business segments and geographic areas is incorporated herein by reference to the material captioned “Business Segment Results” in Item 7 and Note P, Business Segments and Geographic Areas, of the Notes to Consolidated Financial Statements in Item 8.

CDIY
The CDIY segment is comprised of the Professional Power Tool business, the Consumer Products Group, which includes outdoor products, the Hand Tools & Storage business, and the Fastening & Accessories business. The segment sells its products to professional end users, distributors and retail consumers. The majority of sales are distributed through retailers, including home centers, mass merchants, hardware stores, and retail lumber yards. Annual revenues in the CDIY segment were $5.5 billion in 2013, representing 50% of the Company’s total revenues.
The Professional Power Tool business sells professional grade corded and cordless electric power tools and equipment including drills, impact wrenches and drivers, grinders, saws, routers and sanders.
The Consumer Products Group sells corded and cordless electric power tools sold primarily under the Black & Decker brand, lawn and garden products and home products. Lawn and garden products include hedge trimmers, string trimmers, lawn mowers, edgers, and related accessories. Home products include hand held vacuums, paint tools and cleaning appliances.
The Hand Tools & Storage business sells measuring, leveling and layout tools, planes, hammers, demolition tools, knives, saws and chisels. Storage products include tool boxes, sawhorses and storage units.
The Fastening and Accessories business sells pneumatic tools and fasteners including nail guns, nails, staplers and staples, concrete and masonry anchors, as well as power tool accessories which include drill bits, router bits, abrasives and saw blades.
Industrial
The Industrial segment is comprised of the Industrial and Automotive Repair ("IAR"), Engineered Fastening and Infrastructure businesses. Annual revenues in the Industrial segment were $3.1 billion in 2013, representing 28% of the Company’s total revenues.
The IAR business sells professional hand tools, power tools and engineered storage solution products. The business sells to industrial customers in a wide variety of industries and geographies. The products are distributed through third party distributors as well as a direct sales force.
The Engineered Fastening business primarily sells engineered fastening products and systems designed for specific applications. The product lines include stud welding systems, blind rivets and tools, blind inserts and tools, drawn arc weld studs, engineered plastic and mechanical fasteners, self-piercing riveting systems and precision nut running systems, micro fasteners, and high-strength structural fasteners. The business sells to customers in the automotive, manufacturing, electronics, and aerospace industries, amongst others, and its products are distributed through direct sales forces and, to a lesser extent, third party distributors.
The Infrastructure business consists of the Oil & Gas (formerly CRC-Evans) and Hydraulics businesses. The product lines within the Infrastructure business include custom pipe handling machinery, joint welding and coating machinery, weld inspection services and hydraulic tools and accessories. The business sells to the oil and natural gas pipeline industry and other industrial customers. The products and services are primarily distributed through a direct sales force and, to a lesser extent, third party distributors.
Security
The Security segment is comprised of the Convergent Security Solutions ("CSS") and Mechanical Access Solutions ("MAS") businesses. Annual revenues in the Security segment were $2.4 billion in 2013, representing 22% of the Company’s total revenues.
The CSS business designs, supplies and installs electronic security systems and provides electronic security services, including alarm monitoring, video surveillance, fire alarm monitoring, systems integration and system maintenance. Purchasers of these systems typically contract for ongoing security systems monitoring and maintenance at the time of initial equipment installation. The business also sells healthcare solutions, which includes medical cabinets, asset tracking solutions, infant protection, pediatric protection, patient protection, wander management, fall management, and emergency call products. The CSS business sells to consumers, retailers, educational, financial and healthcare institutions, as well as commercial, governmental and industrial customers. Products are sold predominantly on a direct sales basis.
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
Major Customers
A significant portion of the Company’s CDIY products are sold to home centers and mass merchants in the U.S. and Europe. A consolidation of retailers both in North America and abroad has occurred over time. While this consolidation and the domestic and international expansion of these large retailers has provided the Company with opportunities for growth, the increasing size and importance of individual customers creates a certain degree of exposure to potential sales volume loss. As a result of the Company’s diversification strategy, sales to U.S. home centers and mass merchants declined from a high of approximately 40% in 2002, to 15% before the Black & Decker merger. In 2013, sales to U.S. home centers and mass merchants were 18%. As acquisitions in the various growth platforms (Security, Engineered Fastening and Infrastructure) are made in future years, the proportion of sales to these valued U.S. and international home center and mass merchant customers is expected to continue to decrease to levels existing prior to the Black & Decker merger.
Working Capital
The Company continues to practice the operating disciplines encompassed by the Stanley Fulfillment System (“SFS”). SFS has five primary elements that work in concert: sales and operations planning, operational lean, complexity reduction, global supply management, and order-to-cash excellence. The Company develops standardized business processes and system platforms to reduce costs and provide scalability. SFS is instrumental in the reduction of working capital evidenced by the 36% improvement in working capital turns for the Company from 5.9 at the end of 2010 (excluding HHI) to 8.0 at the end of 2013. The continued efforts to deploy SFS across the entire Company and increase turns have created significant opportunities to generate incremental free cash flow. Going forward, the Company plans to further leverage SFS to generate ongoing improvements both in the existing business and future acquisitions in working capital turns, cycle times, complexity reduction and customer service levels, with a goal of ultimately achieving 10 working capital turns.
Raw Materials
The Company’s products are manufactured using both ferrous and non-ferrous metals including, but not limited to steel, zinc, copper, brass, aluminum and nickel. The Company also purchases resins as well as components such as batteries, motors, and electronic components to use in manufacturing and assembly operations. The raw materials required are procured globally and available from multiple sources at competitive prices. As part of the Company's Enterprise Risk Management, the Company has implemented a supplier risk mitigation strategy in order to identify and address any potential supply disruption associated with commodities, components, finished goods and critical services. The Company does not anticipate difficulties in obtaining supplies for any raw materials or energy used in its production processes.
Backlog
Due to short order cycles and rapid inventory turnover in most of the Company’s CDIY and Industrial segment businesses, backlog is generally not considered a significant indicator of future performance. At February 1, 2014, the Company had approximately $948 million in unfilled orders, which mainly relate to the Company’s Security segment. Substantially all of these orders are reasonably expected to be filled within the current fiscal year. As of February 2, 2013 and February 4, 2012, unfilled orders amounted to $850 million and $770 million, respectively.

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

The Company has numerous trademarks that are used in its businesses worldwide. In the CDIY segment, significant trademarks include STANLEY®, BLACK+DECKER®, DEWALT®, Porter-Cable®, Bostitch®, FatMax®, Powers®, Oldham®, Guaranteed Tough® and the yellow/black color scheme for power tools and accessories. Significant trademarks in the Industrial segment include STANLEY®, DEWALT®, CRC®, LaBounty®, Dubuis®, MAC®, MAC Tools®, Proto®, Vidmar®, Facom®, AeroScout®, Cribmaster®, Expert®, USAG™, SIDCHROME™, Lista®, POP®, Warren®, GRIPCO®, Avdel®, HeliCoil®, MasterFix®, Tucker®, NPR®, Dodge®, and Spiralock®. The Security segment includes significant trademarks such as STANLEY®, BEST®, Blick™, HSM®, Sargent & Greenleaf®, S&G®, SONITROL®, Niscayah®, Stanley Access Technologies™, AeroScout®, InnerSpace®, Hugs®, WanderGuard®, Roam Alert®, MyCall®, Arial® and Bed-Check®. The terms of these trademarks typically vary from 10 to 20 years, with most trademarks being renewable indefinitely for like terms.
Environmental Regulations
The Company is subject to various environmental laws and regulations in the U.S. and foreign countries where it has operations. Future laws and regulations are expected to be increasingly stringent and will likely increase the Company’s expenditures related to environmental matters.
In the normal course of business, the Company is involved in various legal proceedings relating to environmental issues. The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of December 28, 2013 and December 29, 2012, the Company had reserves of $184 million and $188 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2013 amount, $13 million is classified as current and $171 million as long-term, which is expected to be paid over the estimated remediation period. As of December 28, 2013, the Company has recorded $23 million in other assets related to funding by the Environmental Protection Agency ("EPA") and monies received have been placed in trust in accordance with the Consent Decree associated with the West Coast Loading Corporation ("WCLC") proceedings, as further discussed in Note S, Contingencies, of the Notes to Consolidated Financial Statements in Item 8. Accordingly, the Company's cash obligation as of December 28, 2013 associated with the aforementioned remediation activities is $161 million. The range of environmental remediation costs that is reasonably possible is $138 million to $274 million, which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with policy.
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

Employees
At December 28, 2013, the Company had approximately 50,700 employees, 13,027 of whom are employed in the U.S. Approximately 850 U.S. employees are covered by collective bargaining agreements negotiated with 21 different local labor unions who are, in turn, affiliated with approximately 6 different international labor unions. The majority of the Company’s hourly-paid and weekly-paid employees outside the U.S. are not covered by collective bargaining agreements. The Company’s labor agreements in the U.S. expire in 2014. There have been no significant interruptions of the Company’s operations in recent years due to labor disputes. The Company believes that its relationship with its employees is good.
Research and Development Costs
Research and development costs, which are classified in SG&A, were $170.7 million, $151.4 million and $139.3 million for fiscal years 2013, 2012 and 2011, respectively.
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
The Company has certain significant customers, particularly home centers and major retailers, although no one customer represented more than 10% of consolidated net sales in 2013. However, the two largest customers comprised nearly 15% of net sales, with U.S. and international mass merchants and home centers collectively comprising approximately 24% of net sales. The loss or material reduction of business, the lack of success of sales initiatives, or changes in customer preferences or loyalties, for the Company’s products related to any such significant customer could have a material adverse impact on the Company’s results of operations and cash flows. In addition, the Company’s major customers are volume purchasers, a few of which are much larger than the Company and have strong bargaining power with suppliers. This limits the ability to recover cost increases through higher selling prices. Furthermore, unanticipated inventory adjustments by these customers can have a negative impact on sales.
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
The Company’s competitive advantage is due in part to its ability to develop and introduce new products in a timely manner at favorable margins. The uncertainties associated with developing and introducing new products, such as market demand and costs of development and production may impede the successful development and introduction of new products on a consistent basis. Introduction of new technology may result in higher costs to the Company than that of the technology replaced. That increase in costs, which may continue indefinitely or until and if increased demand and greater availability in the sources of the new technology drive down its cost could adversely affect the Company’s results of operations. Market acceptance of the new products introduced in recent years and scheduled for introduction in 2014 and beyond may not meet sales expectations due to various factors, such as the failure to accurately predict market demand, end-user preferences, and evolving industry standards. Moreover, the ultimate success and profitability of the new products may depend on the Company’s ability to resolve technical and technological challenges in a timely and cost-effective manner, and to achieve manufacturing efficiencies. The Company’s investments in productive capacity and commitments to fund advertising and product promotions in connection with these new products could erode profits if those expectations are not met.

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
The Company generates revenue outside of the United States and expects it to continue to represent a significant portion of its total revenue. Business operations outside of the United States are subject to political, economic and other risks inherent in operating in certain countries, such as:

•	the difficulty of enforcing agreements and protecting assets through legal systems outside the U.S.;

•	managing widespread operations and enforcing internal policies and procedures such as compliance with U.S. and foreign anti-bribery and anti-corruption regulations;

•	trade protection measures and import or export licensing requirements;

•	the application of certain labor regulations outside of the United States;

•	compliance with a wide variety of non-U.S. laws and regulations;

•	changes in the general political and economic conditions in the countries where the Company operates, particularly in emerging markets;

•	the threat of nationalization and expropriation;

•	increased costs and risks of doing business in a wide variety of jurisdictions;

•	government controls limiting importation of goods;

•	government controls limiting payments to suppliers for imported goods;

•	limitations on repatriation of earnings; and

•	exposure to wage, price and capital controls.
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
The Company’s products are manufactured using both ferrous and non-ferrous metals including, but not limited to, steel, zinc, copper, brass, aluminum, and nickel. Additionally, the Company uses other commodity-based materials for components and packaging including, but not limited to, plastics, resins, wood and corrugated products. The Company’s cost base also reflects significant elements for freight, energy and labor. The Company also sources certain finished goods directly from vendors. If the Company is unable to mitigate any inflationary increases through various customer pricing actions and cost reduction initiatives, its profitability may be adversely affected.
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
The Company generates approximately 26% of its revenues from Europe. Each of the Company’s segments generate sales from the European marketplace, with the sales activity being somewhat concentrated within France, the Nordic region, Germany and the UK. While the Company believes any downturn in the European marketplace would be offset to some degree by sales growth in emerging markets and relative stability in North America, the Company’s future growth, profitability and financial liquidity could be affected, in several ways, including but not limited to the following:

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
The Company manufactures and sells its products in many countries throughout the world. As a result, there is exposure to foreign currency risk as the Company enters into transactions and makes investments denominated in multiple currencies. The Company’s predominant exposures are in European, Canadian, British, Australian, Latin American, and Asian currencies, including the Chinese Renminbi (“RMB”) and the Taiwan Dollar. In preparing its financial statements, for foreign operations with functional currencies other than the U.S. dollar, asset and liability accounts are translated at current exchange rates, and income and expenses are translated using weighted-average exchange rates. With respect to the effects on translated earnings, if the U.S. dollar strengthens relative to local currencies, the Company’s earnings could be negatively impacted. In 2013, translational and transactional foreign currency fluctuations negatively impacted pre-tax earnings by approximately $60 million and diluted earnings per share by approximately $0.30. The translational and transactional impacts will vary over time and may be more material in the future. Although the Company utilizes risk management tools, including hedging, as it deems appropriate, to mitigate a portion of potential market fluctuations in foreign currencies, there can be no assurance that such measures will result in all market fluctuation exposure being eliminated. The Company does not make a practice of hedging its non-U.S. dollar earnings.
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
As described in Note H, Long-Term Debt and Financing Arrangements, of the Notes to Consolidated Financial Statements in Item 8, the Company has a five year $1.5 billion committed credit facility and a $500 million 364 day committed credit facility. No amounts were outstanding against these facilities at December 28, 2013.
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

•
maintenance of a specified financial ratio. The Company has an interest coverage covenant that must be maintained to permit continued access to its committed revolving credit facilities. The interest coverage ratio tested for covenant compliance compares adjusted Earnings Before Interest, Taxes, Depreciation and Amortization to adjusted Interest Expense (“adjusted EBITDA”/”adjusted Interest Expense”); such adjustments to interest or EBITDA include, but are not limited to, removal of non-cash interest expense, certain restructuring and other merger and acquisition-related charges as well as stock-based compensation expense. The ratio required for compliance is 3.5 times EBITDA to 1.0 times Interest Expense and is computed quarterly, on a rolling twelve months (last twelve months) basis. Under this covenant definition, the interest coverage ratio was approximately 8 times EBITDA or higher in each of the 2013 quarterly measurement periods. Management does not believe it is reasonably likely the Company will breach this covenant. Failure to maintain this ratio could adversely affect further access to liquidity.

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
The Company’s long-term growth plans are dependent on, among other things, the availability of funding to support corporate initiatives and complete appropriate acquisitions and the ability to increase sales of existing product lines. While the Company has not encountered financing difficulties to date, the capital and credit markets experienced extreme volatility and disruption in recent years. Market conditions could make it more difficult for the Company to borrow or otherwise obtain the cash required for significant new corporate initiatives and acquisitions. In addition, there could be a number of follow-on effects from such a credit crisis on the Company’s businesses, including insolvency of key suppliers resulting in product delays; inability of customers to obtain credit to finance purchases of the Company’s products and services and/or customer insolvencies.
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
In 2013, the Company completed the acquisition of Infastech and purchased a 60% controlling share in Jiangsu Guoqiang Tools ("GQ"), as well as a number of smaller acquisitions. In 2012, the Company completed seven smaller acquisitions. In 2011, the Company completed the acquisition of Niscayah and nine smaller acquisitions. Prior to 2010, along with the Merger, the Company completed a number of acquisitions, including, but not limited to, CRC-Evans, GdP, Sonitrol and Xmark. The Company may make additional acquisitions in the future.
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
In addition, the success of the Company’s long-term growth and repositioning strategy will depend in part on its ability to:

•	identify suitable future acquisition candidates,

•	obtain the necessary financing,

•	combine operations,

•	integrate departments, systems and procedures, and

•	obtain cost savings and other efficiencies from the acquisitions.
Failure to effectively consummate or manage future acquisitions may adversely affect the Company’s existing businesses and harm its operational results due to large write-offs, contingent liabilities, substantial depreciation, adverse tax or other consequences. The Company is still in the process of integrating the businesses and operations of recent acquisitions in 2013. The Company cannot ensure that such integrations will be successfully completed or that all of the planned synergies will be realized.

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
Income tax payments may ultimately differ from amounts currently recorded by the Company as income tax expense. Future tax law changes and audit results may materially increase the Company's prospective income tax expense.

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
In addition, the Company is subject to environmental laws in each jurisdiction in which business is conducted. Some of the Company’s products incorporate substances that are regulated in some jurisdictions in which it conducts manufacturing operations. The Company could be subject to liability if it does not comply with these regulations. In addition, the Company is currently, and may in the future be held responsible for remedial investigations and clean-up costs resulting from the discharge of hazardous substances into the environment, including sites that have never been owned or operated by the Company but at which it has been identified as a potentially responsible party under federal and state environmental laws and regulations. Changes in environmental and other laws and regulations in both domestic and foreign jurisdictions could adversely affect the Company’s operations due to increased costs of compliance and potential liability for non-compliance.
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
As a result of the Black and Decker merger and other acquisitions, the Company has $7.6 billion of goodwill, $1.6 billion of indefinite-lived trade names and $1.5 billion of definite-lived intangible assets at December 28, 2013. The Company is required to periodically, at least annually, determine if its goodwill or indefinite-lived trade names have become impaired, in which case it would write down the impaired portion of the intangible asset. The definite-lived intangible assets, including customer relationships, are amortized over their estimated useful lives; such assets are also evaluated for impairment when appropriate. Impairment of intangible assets may be triggered by developments outside of the Company’s control, such as worsening economic conditions, technological change, intensified competition or other factors resulting in deleterious consequences.
If the investments in employee benefit plans do not perform as expected, the Company may have to contribute additional amounts to these plans, which would otherwise be available to cover operating expenses or other business purposes.
The Company sponsors pension and other post-retirement defined benefit plans. The Company’s defined benefit plan assets are currently invested in equity securities, government and corporate bonds and other fixed income securities, money market instruments and insurance contracts. The Company’s funding policy is generally to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with applicable law which require, among other things, that the Company make cash contributions to under-funded pension plans. During 2013, the Company made cash contributions to its defined benefit plans of $110 million and it expects to contribute $101 million to its defined benefit plans in 2014.
There can be no assurance that the value of the defined benefit plan assets, or the investment returns on those plan assets, will be sufficient in the future. It is therefore possible that the Company may be required to make higher cash contributions to the plans in future years which would reduce the cash available for other business purposes, and that the Company will have to recognize a significant pension liability adjustment which would decrease the net assets of the Company and result in higher expense in future years. The fair value of these assets at December 28, 2013 was $2.129 billion.
Legal or technological hurdles associated with the expansion of use of RFID and RTLS technologies in Company products could adversely affect the Company's growth initiatives and long term results.
The Company's growth initiatives call for expansions of use of RFID and RTLS technologies both geographically and through incorporation of these technologies into new products. In connection with these activities, the Company may encounter both technological difficulties and legal impediments, including, but not limited to, design requirements, ownership claims and licensing or permitting requirements, that could delay or prevent the use of these technologies in certain products and/or in certain geographies. Any such impediments could adversely impact the Company's plans for growth and future results.
Risks associated with hostilities involving North Korea.
The Company has a number of key suppliers in South Korea. Escalation of hostilities with North Korea and/or military action in the region could cause disruptions in the Company's supply chain which could, in turn, cause product shortages, delays in delivery and/or increases in the Company's cost incurred to produce and deliver products to its customers.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of December 28, 2013, the Company and its subsidiaries owned or leased significant facilities used for manufacturing, distribution and sales offices in 20 states and 16 foreign countries. The Company leases its corporate headquarters in New

Britain, Connecticut. The Company has 78 other facilities that are larger than 100,000 square feet. These facilities are broken out by segment as follows:

	Owned	Leased	Total
CDIY	29	16	45
Industrial	19	6	25
Security	5	3	8
Total	53	25	78
The combined size of these facilities is approximately 20 million square feet. The buildings are in good condition, suitable for their intended use, adequate to support the Company’s operations, and generally fully utilized.

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
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is listed and traded on the New York Stock Exchange, Inc. (“NYSE”) under the abbreviated ticker symbol “SWK”, and is a component of the Standard & Poor’s (“S&P”) 500 Composite Stock Price Index. The Company’s high and low quarterly stock prices on the NYSE for the years ended December 28, 2013 and December 29, 2012 follow:

	2013			2012
	High	Low	Dividend Per Common Share	High	Low	Dividend Per Common Share
QUARTER:
First	$81.61	$73.97	$0.49	$81.34	$69.89	$0.41
Second	$81.84	$74.36	$0.49	$79.02	$60.61	$0.41
Third	$91.50	$77.78	$0.50	$78.25	$59.25	$0.49
Fourth	$92.36	$74.37	$0.50	$76.49	$66.77	$0.49
Total			$1.98			$1.80
As of February 5, 2014 there were 11,206 holders of record of the Company’s common stock. Information required by Item 201(d) of Regulation S-K concerning securities authorized for issuance under equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K.
The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the three months ended December 28, 2013:

2013	(a) Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Plan or Program	Maximum Number Of Shares That May Yet Be Purchased Under The Program
September 29 – November 3	2,076	$90.63	—	—
November 4 – November 30	—	$—	—	—
December 1 – December 29	79,554	$80.88	—	—
Total	81,630	$81.13	—	—

(a)
The shares of common stock in this column were deemed surrendered to the Company by participants in various benefit plans of the Company to satisfy the participants’ taxes related to vesting or delivery of time-vesting restricted share units under those plans.

On July 13, 2012, the Board of Directors approved a new repurchase of up to 20 million shares of the Company's common stock. In December 2012, upon executing an accelerated share repurchase contract, the Company received 9.3 million shares as well as an additional 1.6 million shares upon settlement of the contract in April 2013. In April 2013, the Company received 0.6 million shares upon settlement of the capped call options purchased in November 2012. For further detail on these transactions, see Note J. Capital Stock. As of December 28, 2013, 8.5 million shares of common stock remain authorized for repurchase.

ITEM 6. SELECTED FINANCIAL DATA
The Black & Decker merger and other significant acquisitions made by the Company during the five-year period presented below affect comparability of results. Refer to Note E, Acquisitions, of the Notes to Consolidated Financial Statements for further information. Additionally, as detailed in Note T, Discontinued Operations, of the Notes to Consolidated Financial Statements, and prior year 10-K filings, the results in 2009 through 2013 were recast for certain discontinued operations for comparability (in millions, except per share amounts):

	2013 (a)	2012 (b)	2011 (c)	2010 (d)	2009 (e)
Continuing Operations:
Net sales	$11,001	$10,148	$9,377	$7,444	$3,436
Net earnings from continuing operations attributable to common shareowners	$518	$465	$607	$151	$211
Net (loss) earnings from discontinued operations	$(28)	$419	$68	$47	$13
Net earnings attributable to common shareowners	$490	$884	$675	$198	$224
Basic earnings (loss) per share:
Continuing operations	$3.34	$2.85	$3.65	$1.03	$2.63
Discontinued operations (f)	$(0.18)	$2.57	$0.41	$0.32	$0.17
Total basic earnings per share	$3.16	$5.41	$4.06	$1.34	$2.81
Diluted earnings (loss) per share:
Continuing operations	$3.26	$2.79	$3.57	$1.01	$2.62
Discontinued operations (f)	$(0.18)	$2.51	$0.40	$0.31	$0.17
Total diluted earnings per share	$3.09	$5.30	$3.97	$1.32	$2.79
Percent of net sales (Continuing operations):
Cost of sales	64.3%	63.6%	63.2%	64.1%	59.4%
Selling, general and administrative (g)	24.7%	24.6%	25.1%	26.7%	27.6%
Other-net	2.6%	3.0%	2.7%	2.5%	2.6%
Interest, net	1.3%	1.3%	1.2%	1.4%	1.8%
Earnings before income taxes	5.3%	5.3%	7.0%	2.3%	7.6%
Net earnings from continuing operations attributable to common shareowners	4.7%	4.6%	6.5%	2.0%	6.1%
Balance sheet data:
Total assets	$16,535	$15,844	$15,949	$15,139	$4,769
Long-term debt	$3,799	$3,527	$2,926	$3,018	$1,085
Stanley Black & Decker, Inc.’s Shareowners’ Equity	$6,799	$6,667	$7,004	$7,017	$1,986
Ratios:
Total debt to total capital	38.2%	34.7%	33.0%	32.9%	41.0%
Income tax rate — continuing operations	11.8%	14.4%	7.9%	11.1%	18.2%
Common stock data:
Dividends per share	$1.98	$1.80	$1.64	$1.34	$1.30
Equity per share at year-end	$43.73	$43.19	$42.84	$42.18	$24.68
Market price per share — high	$92.36	$81.34	$77.29	$67.29	$53.13
Market price per share — low	$73.97	$59.25	$47.83	$49.58	$22.75
Average shares outstanding (in 000’s):
Basic	155,237	163,067	165,832	147,224	79,788
Diluted	158,776	166,701	170,105	150,167	80,396
Other information:
Average number of employees	49,445	45,327	44,309	36,939	17,393
Shareowners of record at end of year	11,235	11,285	11,643	11,964	12,315

(a)
The Company's 2013 results include $394 million of pre-tax charges related to merger and acquisition-related and other charges, as well as the charges associated with the extinguishment of debt during the fourth quarter of 2013. As a result of these charges, net earnings attributable to common shareowners were reduced by $273 million (or $1.72 per diluted share). As a percentage of Net sales, Cost of sales was 27 basis points higher, Selling, general & administrative was 124 basis points higher, Other-net was 47 basis points higher, Earnings before income taxes was 358 basis points lower, and Net earnings attributable to common shareowners was 248 basis points lower. The Income tax rate — continuing operations ratio was 758 basis points lower.

(b)
The Company's 2012 results include $442 million of pre-tax charges related to merger and acquisition-related charges, the charges associated with the $200 million in cost actions implemented in 2012, as well as the charges associated with the extinguishment of debt during the third quarter of 2012. As a result of these charges, net earnings attributable to common shareowners were reduced by $329 million (or $1.97 per diluted share). As a percentage of Net Sales, Cost of sales was 29 basis points higher, Selling, general & administrative was 136 basis points higher, Other-net was 53 basis points higher, Earnings before income taxes was 436 basis points lower, and Net earnings attributable to common shareowners was 324 basis points lower. The Income tax rate — continuing operations ratio was 500 basis points lower. During 2012, the Company recognized an income tax benefit attributable to the settlement of certain tax contingencies of $49 million, or $0.29 per diluted share.

(c)
The Company’s 2011 results include $236 million of pre-tax merger and acquisition-related charges incurred in connection with the Black & Decker merger and other acquisition activities, such as Niscayah. These charges include facility closure-related charges, employee related matters, including severance costs, transaction and integration costs. As a result of these charges, net earnings attributable to common shareowners were reduced by $186 million (or $1.09 per diluted share). As a percentage of Net sales, Cost of sales was 23 basis points higher, Selling, general & administrative was 105 basis points higher, Other-net was 52 basis points higher, Earnings before income taxes was 251 basis points lower, and Net earnings attributable to common shareowners was 198 basis points lower. The Income tax rate — continuing operations ratio was 347 basis points lower. During 2011, the Company recognized an income tax benefit attributable to the settlement of certain tax contingencies of $73 million, or $0.43 per diluted share.

(d)
The Company’s Consolidated Financial Statements include Black & Decker’s results of operations and cash flows from March 13, 2010. The Company’s 2010 results include $478 million of pre-tax merger and acquisition-related charges incurred in connection with the Merger. Such charges include amortization of inventory step-up, facility closure-related charges, certain executive compensation and severance costs, transaction and integration costs, partially offset by pension curtailment gains. As a result of these charges, Net earnings attributable to common shareowners were reduced by $380 million (or $2.53 per diluted share). As a percentage of Net sales, Cost of sales was 196 basis points higher, Selling, general & administrative was 110 basis points higher, Other-net was 49 basis points higher, Earnings before income taxes was 642 basis points lower, and Net earnings attributable to common shareowners was 510 basis points lower. The Income tax rate — continuing operations ratio was 689 basis points lower. In the second quarter of 2010, the Company recognized an income tax benefit attributable to the settlement of certain tax contingencies of $36 million, or $0.21 per diluted share.

(e)
In the second quarter of 2009, the Company recognized a $0.34 per diluted share gain on debt extinguishment from the repurchase of $103.0 million of junior subordinated debt securities. In the fourth quarter of 2009, the Company incurred $18 million in after-tax charges, or $0.22 per diluted share, related to transaction and integration planning costs associated with the Merger.

(f)
Amounts in 2013 reflect a $28.0 million loss, or $0.18 per diluted share, associated with the HHI divestiture and the two small businesses that were classified as discontinued operations during 2013. Amounts in 2012 reflect earnings of $419.0 million, or $2.51 per diluted share, related to the HHI divestiture, partially offset by losses associated with the two small businesses previously discussed. The net (loss) earnings from discontinued operations in 2013 and 2012 include net gains related to the HHI sale of $4.7 million and $358.9 million, respectively. Refer to Note T, Discontinued Operations, of the Notes to Consolidated Financial Statements in Item 8 for further information. Amounts in 2011, 2010 and 2009 reflect earnings of $68 million (or $0.40 per diluted share), $47 million (or $0.31 per diluted share), and $14 million (or $0.17 per diluted share), respectively, primarily related to the HHI divestiture, the two small businesses classified as discontinued operations in 2013, and the three small businesses divested during 2011.

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
The following discussion and certain other sections of this Annual Report on Form 10-K contain statements reflecting the Company’s views about its future performance that constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates as well as management’s beliefs and assumptions. Any statements contained herein (including without limitation statements to the effect that Stanley Black & Decker, Inc. or its management “believes”, “expects”, “anticipates”, “plans” and similar expressions) that are not statements of historical fact should be considered forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth, or incorporated by reference, below under the heading “Cautionary Statements”. The Company does not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.
Strategic Objectives
The Company has maintained a consistent strategic framework over time:

•
Maintaining portfolio transition momentum by continuing diversification toward higher growth, higher profit businesses, increasing relative weighting of emerging markets and opportunistically consolidating the tool industry;

•	Being selective and operating in markets where brand is meaningful, the value proposition is definable and sustainable through innovation and global cost leadership is achievable;

•	Pursuing growth on multiple fronts through building existing growth platforms such as security (both convergent and mechanical) and engineered fastening and growing the infrastructure platform;

•	Accelerating progress via SFS.
In 2012, the Company undertook to intensify its focus on organic growth in order to achieve its long-term objective of 4-6% organic growth. Stanley's strategy involves industry, geographic and customer diversification, in order to pursue sustainable revenue, earnings and cash flow growth.
Two aspects of the Company’s vision are to be a consolidator within the tool industry and to increase its relative weighting in emerging markets. These objectives have been significantly enhanced by the Black & Decker merger, which along with the impact from the Company’s diversification strategy has driven continued improvements in financial performance. Sales outside the U.S. represented 53% of total net sales in 2013, up from 29% in 2002. As further illustration of the Company's diversification strategy, 2013 sales to U.S. and international home centers and mass merchants were approximately 24%, including nearly 15% in sales to the Company’s two largest customers. As operations in the various growth platforms (security, engineered fastening and infrastructure) continue to expand in future years, the proportion of sales to these valued U.S. and international home centers and mass merchants is expected to continue to decrease although they will remain important and highly valued customers.
Execution of this strategy has entailed approximately $6.2 billion of acquisitions since 2002 (aside from the Black & Decker merger), several divestitures (including the sale of HHI in December 2012) and increased brand investment, enabled by cash flow generation and increased debt capacity. Since 2000, the Company has returned 50% of free cash flow to its shareowners.

The Company’s long-term financial objectives are:

•	4-6% organic revenue growth; 10-12% total revenue growth;

•	Mid-teens percentage EPS growth;

•	Free cash flow greater than or equal to net income;

•	Cash flow return on investment (CFROI) of 12-15%;

•	Continued dividend growth; and

•	Strong investment grade credit rating.
The Company’s long-term capital allocation objectives pertaining to the deployment of free cash flow are:

•	Invest approximately 50% in acquisitions; and

•	Return approximately 50% to shareowners, as the Company remains committed to continued dividend growth and opportunistic share buy backs.
In the near-term, the Company is focused on improving the operating results of its Security business and achieving its targeted operating leverage. In terms of capital allocation, the Company plans to return approximately $1.5 - $1.7 billion of capital to shareholders through 2015 by extending its pause in strategic M&A activity, continued dividend growth, and repurchasing up to $1 billion in stock during that period.
The following represent recent examples of executing on the Company's strategic objectives:
2013 Acquisitions
In May 2013, the Company purchased a 60% controlling share in Jiangsu Guoqiang Tools Co., Ltd. ("GQ") for a total purchase price of $48.5 million, net of cash acquired. GQ is a manufacturer and seller of power tools, armatures and stators in both domestic and foreign markets. The acquisition of GQ complements the Company's existing power tools product offerings and further diversifies the Company's operations and international presence. GQ is headquartered in Qidong, China and is being consolidated into the Company's CDIY segment.
In February 2013, the Company acquired a 100% ownership interest in Infastech for a total purchase price of $826.4 million, net of cash acquired. Infastech designs, manufactures and distributes highly-engineered fastening technologies and applications for a diverse blue-chip customer base in the industrial, electronics, automotive, construction and aerospace end markets. The acquisition of Infastech adds to the Company's strong positioning in specialty engineered fastening, an industry with solid growth prospects, and further expands the Company's global footprint with its strong concentration in fast-growing emerging markets. Infastech is headquartered in Hong Kong and is being consolidated into the Company's Industrial segment.
2012 Acquisitions
In August 2012, the Company acquired an 89% controlling share of Tong Lung Metal Industry ("Tong Lung") for $102.8 million, net of cash acquired, and assumed $20.0 million of short term debt. The remaining outstanding shares of Tong Lung were purchased in January 2013 for approximately $12.0 million. Tong Lung manufactures and sells commercial and residential locksets. The residential portion of the business was part of the December 2012 sale of the Hardware and Home Improvement business ("HHI") and closed in April 2013, as discussed below. The commercial portion of Tong Lung was retained by the Company and is included within the Security segment.
In June 2012, the Company acquired AeroScout for $238.8 million, net of cash acquired. AeroScout is the market leader in Real-Time Location Systems ("RTLS") for healthcare and certain industrial markets and has been integrated into the Security and Industrial segments.
In May 2012, the Company acquired Powers Fasteners ("Powers") for $220.5 million, net of cash acquired. Powers is a distributor of several complementary product groups, including mechanical anchors, adhesive anchoring systems and powered forced-entry systems, mainly for commercial construction end customers. Powers has been integrated into the CDIY segment.
In January 2012, the Company acquired Lista North America ("Lista") for $89.7 million, net of cash acquired. Lista’s storage and workbench solutions complement the Industrial & Automotive Repair division’s tool, storage, radio frequency identification (“RFID”)-enabled systems, and specialty supply product and service offerings. Lista has been integrated into the Company’s Industrial segment.
HHI and Tong Lung Residential Divestiture
In December 2012, the Company sold HHI to Spectrum Brands Holdings, Inc. ("Spectrum") for approximately $1.4 billion in cash. HHI is a provider of residential locksets, residential builders hardware and plumbing products marketed under the

Kwikset, Weiser, Baldwin, Stanley, National and Pfister brands. The majority of the HHI business was part of the Company's Security segment, while the remainder was part of the Company's CDIY segment. The divestiture of the HHI business is part of the continued diversification of the Company's revenue streams and geographic footprint consistent with the Company's strategic framework.
The purchase and sale agreement stipulated that the sale occur in a First and Second Closing, for approximately $1.3 billion and approximately $94 million, respectively. The First Closing, which excluded the residential portion of the Tong Lung business, occurred on December 17, 2012. The Second Closing, relating to the residential portion of the Tong Lung business, occurred on April 8, 2013. The operating results of HHI, as well as the residential portion of Tong Lung, have been reported as discontinued operations in the Consolidated Financial Statements.

During 2013, the Company completed the 2012 income tax return filings which included the final calculations of the tax gain on HHI sale which took place in 2012. As a result of these tax return filings, the Company recorded an income tax benefit of approximately $19.1 million within discontinued operations related to finalization of the taxable gain on the HHI sale. Changes to the original tax gain were driven primarily by the determination of the final purchase price allocation and the finalization of the U.S. tax basis calculation, both of which were finalized during the year.
The net proceeds from this divestiture were used to repurchase $850 million of the Company's common stock and for debt reduction, to ensure the Company's leverage ratios remain in its target range. The Company used existing sources of liquidity to fund the Infastech acquisition described above.

Refer to Note E, Acquisitions, and Note T, Discontinued Operations, for further discussion of the Company's acquisitions and divestitures.
Driving Further Profitable Growth Within Existing Platforms
While diversifying the business portfolio through expansion in the Company’s specified growth platforms is important, management recognizes that the branded tool and storage product offerings in the CDIY and Industrial segment businesses are important foundations of the Company that continue to provide strong cash flow and growth prospects. Management is committed to growing these businesses through innovative product development, as evidenced by CDIY's success with the first ever battery powered framing nailer under the DEWALT brand, the BLACK+DECKER Steam Mop and the STANLEY FatMax Autolock Tape Measure. Brand support, continued investment in emerging markets and a sharp focus on global cost competitiveness are all expected to foster vitality over the long term. The Company’s IAR business within the Industrial segment continues to reap benefits from its vertical integration of hand and power tools used for industrial and automotive repair purposes as well as advanced industrial storage solutions.
Continuing to Invest in the Stanley Black & Decker Brands
The Company has a strong portfolio of brands associated with high-quality products including STANLEY®, BLACK+DECKER®, DEWALT®, Porter-Cable®, Bostitch®, Proto®, MAC®, Facom®, AeroScout®, Powers®, LISTA®, SIDCHROME®, Vidmar®, SONITROL®, and GQ®. The STANLEY®, BLACK+DECKER® and DEWALT® brands are recognized as three of the world's great brands and are amongst the Company's most valuable assets. Sustained brand support has yielded a steady improvement across the spectrum of legacy Stanley brand awareness measures, notably a climb in unaided Stanley hand tool brand awareness from 27% in 2005 to 40% in 2013. During 2013, Stanley and DEWALT had prominent signage at 10 major league baseball stadiums or 33% of all Major League Baseball games. The Company has also maintained long-standing NASCAR racing sponsorships which provided brand exposure in over 38 race weekends in 2013. The Company is in year six of a ten year alliance agreement with the Walt Disney World Resort® whereby STANLEY® logos are displayed on construction walls throughout the theme parks and STANLEY®, MAC®, Proto®, and Vidmar® brand logos and/or products are featured in various attractions where they will be seen by millions of visitors each year. Additionally, Stanley is “The Official Tool Provider of the Walt Disney World Resort®.” In 2009, the Company also began advertising in the English Premier League, which is the number one soccer league in the world, watched weekly by 650 million people. From the beginning of 2012 through the end of 2013, the Company advertised in approximately 361 televised events. Starting in 2011, the Company became a sponsor of the Liverpool Football Club and the Fulham Football Club including player rights, hospitality assets and stadium signage. The Company advertises in 60 televised Professional Bull Riders events in the US and Brazil and sponsors five riders. Additionally, the Company sponsors a team and two riders in Moto GP, the world's premiere motorcycle racing series, and has entered a partnership with the Chinese Basketball Association (CBA). The Company will continue to allocate its brand and advertising spend wisely generating more than 100 billion brand impressions annually.

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

SFS is instrumental in the reduction of working capital evidenced by the 40% improvement in working capital turns for the Company from 5.7 at the end of 2010, after the merger with Black & Decker, to 8.0 at the end of 2013. The continued efforts to deploy SFS across the entire Company and increase turns have created significant opportunities to generate incremental free cash flow. Going forward, the Company plans to further leverage SFS to generate ongoing improvements both in the existing business and future acquisitions in working capital turns, cycle times, complexity reduction and customer service levels, with a goal of ultimately achieving 10 working capital turns.
Certain Items Impacting Earnings
Merger and Acquisition-Related and Other Charges Impacting 2013, 2012 and 2011 Earnings
Throughout MD&A, the Company has provided a discussion of the outlook and results both inclusive and exclusive of the merger and acquisition-related and other charges. Merger and acquisition-related charges relate primarily to the Black & Decker merger and Niscayah and Infastech acquisitions, while other charges relate to the losses on debt extinguishments that occurred in 2012 and 2013. The amounts and measures, including gross profit and segment profit, on a basis excluding such charges are considered relevant to aid analysis and understanding of the Company’s results aside from the material impact of these charges. In addition, these measures are utilized internally by management to understand business trends, as once the aforementioned anticipated cost synergies from the Black & Decker merger and other acquisitions are realized, such charges are not expected to recur. The merger and acquisition-related and other charges are as follows:
2013
The Company reported $394 million in pre-tax merger and acquisition-related and other charges during 2013, which were comprised of the following:

•	$30 million reducing Gross profit primarily pertaining to integration-related matters and amortization of the inventory step-up adjustment for the Infastech acquisition;

•	$136 million in Selling, general & administrative expenses primarily for integration-related administrative costs and consulting fees, as well as employee related matters;

•	$52 million in Other-net primarily related to deal transaction costs and the $21 million pre-tax loss on the extinguishment of $300 million of debt in the fourth quarter of 2013; and

•	$176 million in net Restructuring charges, which primarily represent Niscayah-related restructuring charges and cost containment actions associated with the severance of employees.
The tax effect on the above charges, some of which were not tax deductible, in 2013 was $121 million, resulting in an after-tax charge of $273 million, or $1.72 per diluted share.

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
Outlook for 2014
This outlook discussion is intended to provide broad insight into the Company’s near-term earnings and cash flow generation prospects. The Company expects diluted earnings per share to approximate $5.18 to $5.38 in 2014, inclusive of $25 million of merger and acquisition-related charges to support the Infastech acquisition. Excluding such charges, 2014 earnings per dilutive share is expected to be in the range of $5.30 to $5.50. The Company expects free cash flow to approximate $675 million, which includes approximately $250 million of merger and acquisition-related payments. The 2014 outlook assumes that organic net sales will increase 4% from 2013 driving approximately $0.50 to $0.60 of diluted earnings per share accretion. Organic growth initiatives are expected to yield 2% growth with the remainder from the core business. The Security margin improvement is expected to drive approximately 150 basis points increase to the segment operating margin and yield approximately $0.15 of EPS accretion. Cost containment actions taken in 2013 in CDIY, Industrial and Corporate will have a positive carryover impact of approximately $0.20 of diluted EPS. The Infastech acquisition is expected to add $0.10 of EPS accretion in 2014. Foreign exchange rates are expected to have a negative impact of approximately $0.30 of diluted EPS. An increase in tax rates and Interest & Other expenses combined is expected to drive headwinds of approximately $0.20 to $0.30 of diluted EPS.
As mentioned previously, the Company has decided to intensify its focus on increasing organic growth, concentrated in five major areas during the next few years: (1) increase presence in emerging markets in the Power Tools, Hand Tools and Commercial Hardware mid-price point categories, (2) create a "smart" tools and storage market using radio frequency identification ("RFID") and real-time locating system ("RTLS") technology, (3) leverage the AeroScout RTLS capability into the electronic security market including the acute care vertical within the Company's Healthcare business, (4) offshore oil and gas pipeline service revenue in the Company's Oil & Gas business, and (5) continue to identify and realize revenue synergies associated with several acquisitions and the Black & Decker Merger. From 2013 - 2015, the Company will invest approximately $150 million ($100 million of recurring operating expense and $50 million of capital) to support these initiatives. The Company expects that investment and achievement in these growth areas will generate approximately $850 million of incremental revenue over the same three-year period and should increase its organic growth rate commensurately.

RESULTS OF OPERATIONS
Below is a summary of the Company’s operating results at the consolidated level, followed by an overview of business segment performance.
Terminology: The term “organic” is utilized to describe results aside from the impacts of foreign currency fluctuations and acquisitions during their initial 12 months of ownership. This ensures appropriate comparability to operating results of prior periods.
Net Sales: Net sales were $11.001 billion in 2013, up 8% compared to $10.148 billion in 2012. Acquisitions and organic sales volume provided increases of 6% and 3% in net sales, respectively, while unfavorable effects of foreign currency translation resulted in a decrease of 1% in net sales. Overall, pricing was relatively flat from 2012 to 2013. In the CDIY segment, organic sales increased 4% compared to 2012, as a result of successful new product introductions and promotions within the DEWALT, Black & Decker and Bostitch power tool lines, as well as market share gains in the US, Europe and emerging markets due to the implementation of organic growth initiatives. In the Industrial segment, organic sales grew 5% relative to 2012 due to strong organic growth in the Oil & Gas, Industrial & Automotive Repair and Engineered Fastening businesses, while acquisitions (primarily Infastech) provided an additional 17% increase to net sales. In the Security segment, sales increased approximately 1% compared to 2012, mainly due to modest increases in price and acquisitions, as well as favorable impacts of foreign currency fluctuations, partially offset by lower sales volumes in the European business.
Net sales were $10.148 billion in 2012, as compared to $9.377 billion in 2011, an 8% increase. Organic sales volume provided a 2% increase in net sales and the impact of acquisitions provided an additional 8% increase, while unfavorable effects of foreign currency translation resulted in a decrease of 2% in net sales. The CDIY segment grew 5% organically in comparison to 2011, which was driven by successful new product introductions and market share gains under the DEWALT and Black & Decker brands. In the Industrial segment, organic sales grew 1% relative to 2011 due to strong organic growth in the Engineered Fastening business, which was partially offset by IAR exposure to weakening European markets and declines in the Infrastructure business due to lagging results in the onshore pipeline business. Organic net sales in the Security segment declined 4% compared to 2011, which was attributable to a difficult European market impacting the CSS business and weakness within the MAS business in the U.S. tied to slow commercial construction as well as soft National Account spending.
Gross Profit: The Company reported gross profit of $3.933 billion, or 35.7% of net sales, in 2013 compared to $3.696 billion, or 36.4% of net sales, in 2012. Merger and acquisition-related charges, which reduced gross profit, were approximately $30 million in both 2013 and 2012. Excluding these charges, gross profit was 36.0% of net sales in 2013 and 36.7% of net sales in 2012. The decrease in the profit rate year over year was primarily driven by lower Security margins due to sales volume decline, field service inefficiencies, and high European RMR attrition and negative impacts from foreign currency, which more than outweighed the positive impacts of higher volumes, productivity projects and cost synergies.
The Company reported gross profit of $3.696 billion, or 36.4% of net sales, in 2012 compared to $3.451 billion, or 36.8% of net sales, in 2011. Merger and acquisition-related charges, which reduced gross profit, were approximately $30 million in 2012 compared to $21 million in 2011. Excluding these charges, gross profit was 36.7% of net sales in 2012 and 37.0% of net sales in 2011. The decrease in the profit rate year over year was primarily due to negative mix driven by higher revenues in CDIY, which had lower profit margins than Security and Industrial. These factors outweighed the positive impacts from productivity projects and margin improvement initiatives.
SG&A Expense: Selling, general and administrative expenses, inclusive of the provision for doubtful accounts (“SG&A”), were $2.715 billion, or 24.7% of net sales, in 2013 as compared $2.500 billion, or 24.6% of net sales, in 2012. Within SG&A, merger and acquisition-related compensation costs and integration-related expenses totaled $136.3 million and $138.4 million in 2013 and 2012, respectively. Excluding these charges, SG&A was 23.4% of net sales in 2013 compared to 23.3% of net sales in 2012. The slight increase in SG&A rate was mainly attributable to higher expenses associated with the organic growth initiatives and increased sales volume, partially offset by cost synergies and continued cost containment efforts.
SG&A expenses were $2.500 billion, or 24.6% of net sales, in 2012 as compared with $2.358 billion, or 25.0% of net sales in 2011. Within SG&A, merger and acquisition-related compensation costs and integration-related expenses totaled $138.4 million and $98.3 million in 2012 and 2011, respectively. Excluding these charges, SG&A was 23.3% of net sales in 2012 compared to 24.1% of net sales in 2011. The favorable SG&A rate was mainly driven by sales volume leverage, cost synergies and cost containment efforts.
Distribution center costs (i.e. warehousing and fulfillment facility and associated labor costs) are classified within SG&A. This classification may differ from other companies who may report such expenses within cost of sales. Due to diversity in practice, to the extent the classification of these distribution costs differs from other companies, the Company’s gross margins may not be comparable. Such distribution costs classified in SG&A amounted to $230.4 million in 2013, $203.0 million in 2012 and $202.2 million in 2011.
Corporate Overhead: The corporate overhead element of SG&A and gross profit, which is not allocated to the business segments, amounted to $254 million in 2013, $252 million in 2012 and $245 million in 2011. The previously discussed merger and acquisition-related charges, that unfavorably impacted corporate overhead, totaled $89 million in 2013, $77 million in 2012 and $75 million in 2011. Corporate overhead, excluding merger and acquisition-related costs, represented 1.5%, 1.7%, and 1.8% of net sales in 2013, 2012 and 2011, respectively.
Other-net: Other-net totaled $287.4 million of expense in 2013 compared to $299.8 million of expense in 2012. The decrease was primarily driven by reduced negative impacts of foreign currency losses related to derivatives and lower deal transaction costs, partially offset by higher amortization expense from intangible assets associated with the Infastech acquisition and other 2013 acquisitions.
Other-net amounted to $299.8 million of expense in 2012 compared to $254.3 million of expense in 2011. The increase primarily pertained to higher amortization expense from intangible assets associated with the Niscayah acquisition and other 2012 acquisitions, defined benefit pension settlements, and unfavorable impacts of foreign currency.
Loss on Debt Extinguishment: During the fourth quarter of 2013, the Company extinguished $300 million of its notes payable and recognized a $21 million pre-tax loss on extinguishment. During the third quarter of 2012, the Company repurchased $900 million of its senior notes and recognized a $45 million pre-tax loss on extinguishment.

Interest, net: Net interest expense in 2013 was $147.6 million compared to $134.1 million in 2012 and $113.9 million in 2011. The increase in net interest expense in 2013 versus 2012 mainly relates to the incremental interest costs associated with the higher debt levels during 2013, partially offset by higher interest income. The increase in net interest expense in 2012 versus 2011 mainly relates to lower interest income stemming from lower cash balances.

Income Taxes: The Company's effective tax rate was 11.8% in 2013, 14.4% in 2012, and 7.9% in 2011. The effective tax rate in 2013 differed from the US statutory rate primarily due to a portion of the Company's earnings being realized in lower-taxed foreign jurisdictions, the acceleration of certain tax credits, the recurring benefit of various foreign business integration structures and the reversal of certain foreign and U.S. state uncertain tax position reserves, related largely to statute expiration. The effective tax rate in 2012 differed from the US statutory rate primarily due to the distribution of domestic and foreign earnings and the inclusion of $48.9 million in benefits from a favorable settlement of certain tax contingencies. The effective tax rate in 2011 differed from the US statutory rate primarily due to the inclusion of $73 million of benefits from a favorable settlement of certain tax contingencies, benefits resulting from foreign tax credits, and the distribution of domestic and foreign earnings.

Business Segment Results
The Company’s reportable segments are aggregations of businesses that have similar products, services and end markets, among other factors. The Company utilizes segment profit (which is defined as net sales minus cost of sales and SG&A aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, Other-net (inclusive of intangible asset amortization expense), restructuring charges, interest income, interest expense, and income tax expense. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and the expense pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Refer to Note O, Restructuring and Asset Impairments, and Note F, Goodwill and Intangible Assets, of the Notes to Consolidated Financial Statements for the amount of restructuring charges and asset impairments, and intangibles amortization expense, respectively, attributable to each segment. As discussed previously, the Company’s operations are classified into three business segments: CDIY, Industrial and Security.
CDIY:
The CDIY segment is comprised of the Professional Power Tool business, the Consumer Products Group, the Hand Tools & Storage business, and the Fastening & Accessories business. The Professional Power Tool business sells professional grade corded and cordless electric power tools and equipment including drills, impact wrenches and drivers, grinders, saws, routers and sanders. The Consumer Products Group sells corded and cordless electric power tools sold primarily under the Black & Decker brand, lawn and garden products and home products. The Hand Tools & Storage business sells measuring, leveling and layout tools, planes, hammers, demolition tools, knives, saws, chisels, tool boxes, sawhorses and storage units. The Fastening &

Accessories business sells pneumatic tools and fasteners including nail guns, nails, staplers and staples, concrete and masonry anchors, as well as power tool accessories which include drill bits, router bits, abrasives and saw blades.

(Millions of Dollars)	2013	2012	2011
Net sales	$5,481	$5,190	$5,003
Segment profit	$798	$721	$635
% of Net sales	14.6%	13.9%	12.7%
CDIY net sales increased $291.2 million, or 6%, in 2013 compared to 2012. Overall, CDIY grew 4% organically in 2013 largely due to successful new product introductions and promotions within the DEWALT, Black & Decker and Bostitch power tool lines. In North America, organic sales increased 4%, which was primarily driven by promotions, new products and a strengthening residential construction market. The segment also realized 9% organic growth in emerging markets as a result of increasing penetration in connection with the Company's growth initiatives. Europe volumes increased 2% due to new product introductions and market share gains despite continuing stagnant economic conditions. Acquisitions contributed an additional 2% of sales growth while the impacts from foreign currency translation were relatively flat.

Segment profit amounted to $798.0 million, or 14.6% of net sales, in 2013 compared to $720.9 million or 13.9% of net sales in 2012. Excluding $13.0 million in merger and acquisition-related charges, segment profit totaled $811.0 million, or 14.8% of net sales, in 2013 compared to $762.6 million, or 14.7% of net sales, in 2012 (excluding $41.7 million in merger and acquisition-related charges). The slight increase in segment profit year over year resulted primarily from higher volumes and productivity, partially offset by incremental investments in organic growth initiatives and negative impacts from foreign currency.
CDIY net sales increased $186.7 million, or 4%, in 2012 compared with 2011. CDIY grew 5% organically in 2012 largely due to market share gains and successful new products such as the 18/20V DEWALT lithium ion power tools, the DEWALT brushless power tool line as well as the Black & Decker Gyro and Matrix tools. Despite a retracting market in Europe, revenues were flat in the region due to successful market share gains in the U.K., primarily within the DEWALT product lines. Elsewhere, revenue synergies helped drive 16% organic growth in Latin America while traction through select eCommerce, home center and independent channel customers aided in the 5% organic growth in North America. Acquisitions contributed an additional 2% of sales growth, which was offset by a 3% decline due to unfavorable changes in foreign currency translation.

Segment profit amounted to $720.9 million, or 13.9% of net sales, in 2012 compared to $634.8 million or 12.7% of net sales in 2011. Excluding $41.7 million in merger and acquisition-related charges, segment profit totaled $762.6 million, or 14.7% of net sales in 2012 compared to $654.4, or 13.1% of net sales, in 2011 (excluding $19.8 million in merger and acquisition-related charges). The increase in segment profit year over year resulted primarily from cost synergies and volume leverage.
Industrial:
The Industrial segment is comprised of the Industrial and Automotive Repair ("IAR"), Engineered Fastening and Infrastructure businesses. The IAR business sells professional hand tools, power tools, and engineered storage solution products. The Engineered Fastening business primarily sells engineered fastening products and systems designed for specific applications. The product lines include stud welding systems, blind rivets and tools, blind inserts and tools, drawn arc weld studs, engineered plastic and mechanical fasteners, self-piercing riveting systems, precision nut running systems, micro fasteners, and high-strength structural fasteners. The Infrastructure business consists of the Oil & Gas (formerly CRC-Evans) business and the Company’s Hydraulics business. The product lines include custom pipe handling machinery, joint welding and coating machinery, weld inspection services and hydraulic tools and accessories.

(Millions of Dollars)	2013	2012	2011
Net sales	$3,098	$2,558	$2,493
Segment profit	$436	$414	$406
% of Net sales	14.1%	16.2%	16.3%
Industrial net sales increased $539.7 million, or 21%, in 2013 compared with 2012. Organic sales increased 5% and the impact of acquisitions (primarily Infastech) contributed 17%, both of which were partially offset by unfavorable foreign currency translation of 1%. IAR grew 2% organically as a result of volume increases in North America, which were driven by strong MRO vending sales and strength within the Mac Tools mobile distribution driven by new product introductions, and emerging markets. These results were partially offset by the impact of budgetary cuts on IAR’s US Government business and lower volumes in Europe. Engineered Fastening achieved organic growth of 3%, which was mainly attributable to global automotive revenues outpacing global light vehicle production. Organic sales for Infrastructure increased 17% as a result of strong growth in the Oil & Gas business, which was driven by a continued rebound in North America onshore operations as well as strong offshore growth performance.

Segment profit increased $21.9 million and reflects $24.8 million of merger and acquisition-related charges. Excluding these charges, segment profit was $461.0 million, or 14.9% of net sales, in 2013 compared to $422.2 million (excluding merger and acquisition-related charges of $7.9 million), or 16.5% of net sales, in 2012. The decrease in the profit rate was driven by higher operating expenses associated with the organic growth initiatives, negative impacts from foreign currency and the impact of modestly below line average Infastech margins.
Industrial net sales increased $65.2 million, or 2.6%, in 2012 compared with 2011. Organic sales increased 1% and the impact of acquisitions contributed 4%, both of which were partially offset by unfavorable foreign currency translation of 2%. The increase in organic sales was primarily attributable to strong results in the Engineered Fastening business, which grew 9% organically, far outpacing global light vehicle production which rose 5%. This solid performance was mostly offset by organic sales declines in European end markets in IAR, weak large diameter onshore pipeline markets which affected the Oil & Gas business, and depressed scrap metal prices, which negatively impacted the Hydraulics business.

Segment profit increased $8.1 million and reflects $7.9 million of merger and acquisition-related charges. Excluding these charges, segment profit was $422.2 million, or 16.5% of net sales, in 2012 compared to $415.6 million (excluding merger and acquisition-related charges of $9.4 million), or 16.7% of net sales, in 2011. The profit rate remained consistent due to sales volume leverage within Engineered Fastening and the success of cost containment measures, which were offset by the impacts of volume reductions in the IAR and Infrastructure businesses.
Security:
The Security segment is comprised of the Convergent Security Solutions ("CSS") and the Mechanical Access Solutions ("MAS") businesses. The CSS business designs, supplies and installs electronic security systems and provides electronic security services, including alarm monitoring, video surveillance, fire alarm monitoring, systems integration and system maintenance. Purchasers of these systems typically contract for ongoing security systems monitoring and maintenance at the time of initial equipment installation. The business also includes healthcare solutions, which markets medical cabinets, asset tracking, infant protection, pediatric protection, patient protection, wander management, fall management, and emergency call products. The MAS business sells automatic doors, commercial hardware, locking mechanisms, electronic keyless entry systems, keying systems, tubular and mortise door locksets.

(Millions of Dollars)	2013	2012	2011
Net sales	$2,423	$2,400	$1,881
Segment profit	$238	$313	$297
% of Net sales	9.8%	13.0%	15.8%
Security net sales increased $22.4 million, or 0.9%, in 2013 compared to 2012. Pricing, acquisitions and foreign currency translation each resulted in a 1% increase to net sales, while lower volumes caused a 2% decrease. CSS North America realized organic revenue growth of 2%, while CSS Europe declined 5% organically due primarily to continued softness in certain regions, most notably France and Southern Europe. MAS organic sales were up 3% as a result of strong growth within the automatic door business due to successful door conversion wins and new product introductions and growth in the commercial mechanical lock business in the emerging markets.
Segment profit amounted to $238.0 million, or 9.8% of net sales, in 2013 compared to $312.7 million, or 13.0% of net sales, in 2012. Excluding merger and acquisition-related charges of $38.7 million, segment profit was $276.7 million, or 11.4% of net sales, in 2013 compared to $354.0 million, or 14.7% of net sales, in 2012 (excluding $41.3 million in merger and acquisition-related charges). The year over year decline in margin was attributable to planned growth investments in vertical solutions and emerging markets, new product development, incremental costs associated with the distributor model transition, investments in field technicians in North America and impacts of continued volume pressures and field inefficiencies in Europe.
Security net sales increased $519.5 million, or 27.6%, in 2012. The impact of acquisitions, principally Niscayah which was acquired in September 2011, increased sales by 32%. Unfavorable foreign currency translation reduced net sales by 1% and organic revenue declined 3% as volume decreases were partially offset by pricing increases. From a geographical standpoint, volume declines in Europe and the U.S. more than offset organic growth in Canada and emerging markets. As was expected, European volume declines within the CSS business more than offset modest growth in North America. The commercial lock business continued to be affected by weakness in the U.S. retrofit market while the automatic door business experienced similar challenges due to reductions in capital spend by its largest customer. Healthcare organic revenue declined due to lower hospital capital expenditures.
Segment profit amounted to $312.7 million, or 13.0% of net sales, in 2012 compared to $297.3 million, or 15.8% of net sales, in 2011. Excluding merger and acquisition-related charges of $41.3 million, segment profit was $354.0 million, or 14.7% of net sales, in 2012 compared to $312.6 million, or 16.6% of net sales, in 2011 (excluding $15.3 million in merger and acquisition-related charges). The year over year decline in margin was primarily driven by lower margins for Niscayah as the Company continued to integrate this business, as well as lower volume in Europe, which were partially offset by cost containment actions in 2012. Further, upon the exclusion of Niscayah's impact on 2012, in addition to merger and acquisition-related charges, segment profit was 15.4% of net sales in 2012.
RESTRUCTURING ACTIVITIES
A summary of the restructuring reserve activity from December 29, 2012 to December 28, 2013 is as follows (in millions):

	12/29/2012	Net Additions (Reversals)	Usage	Currency	12/28/2013
2013 Actions
Severance and related costs	$—	$178.0	$(26.7)	$3.5	$154.8
Asset impairments	—	18.7	(18.7)	—	—
Facility closures and other	—	27.1	(17.7)	0.4	9.8
Subtotal 2013 actions	—	223.8	(63.1)	3.9	164.6
Pre-2013 Actions
Severance and related costs	112.1	(48.7)	(46.0)	—	17.4
Facility closures and other	13.1	1.0	(2.3)	—	11.8
Subtotal Pre-2013 actions	125.2	(47.7)	(48.3)	—	29.2
Total	$125.2	$176.1	$(111.4)	$3.9	$193.8
2013 Actions: During 2013, the Company continued with restructuring activities primarily associated with the Black & Decker merger, Niscayah and other acquisitions, as well as other cost reduction actions, and recognized $176.1 million of net restructuring charges. Of those charges, $178.0 million relates to severance charges associated with the reduction of approximately 2,700 employees, which was partially offset by reversals of $48.7 million primarily due to the termination of a previously approved restructuring action due to a shifting political and economic landscape in certain European countries. Also included in those charges are facility closure costs of $28.1 million and asset impairment charges of $18.7 million.
Of the $193.8 million reserves remaining as of December 28, 2013, the majority are expected to be utilized by the end of 2014.
Segments: The $176.1 million of net charges recognized in 2013 includes: $32.8 million pertaining to the CDIY segment; $12.1 million pertaining to the Industrial segment; $94.0 million pertaining to the Security segment; and $37.2 million pertaining to Corporate charges.
In addition to the restructuring charges described in the preceding paragraphs, the Company recognized $165.8 million and $168.3 million of restructuring-related costs in 2013 and 2012, respectively, pertaining to the Merger and acquisition-related activity. All of these charges impact gross profit or selling, general and administrative expenses, and include accelerated depreciation and other charges associated with facility closures as well as certain integration-related administration and consulting costs.
FINANCIAL CONDITION
Liquidity, Sources and Uses of Capital: The Company’s primary sources of liquidity are cash flows generated from operations and available lines of credit under various credit facilities. The Company's cash flows are presented on a consolidated basis and include cash flows from discontinued operations.
Operating Activities: Cash flows from operations were $868 million in 2013 compared to $966 million in 2012, representing a $98 million decrease. Operating cash flows were negatively impacted by merger and acquisition-related charges and payments of $280 million in 2013 and $357 million in 2012. Excluding these charges, cash flows from operations were $1.148 billion and $1.323 billion in 2013 and 2012, respectively. The year over year decrease was primarily driven by the divestiture of HHI in December 2012. Inflows from working capital (accounts receivable, inventory, accounts payable and deferred revenue) were $12 million in 2013 compared to $48 million in 2012. The 2013 inflows were primarily driven by strong cash collections in the fourth quarter of 2013, partially offset by increases in inventory balances due to higher year over year backlog predominantly in

CDIY. As previously discussed, working capital turns improved to 8.0 times at December 28, 2013, as compared to 7.6 times for 2012, which reflects process-driven improvements from SFS. Operating cash flows in 2013 were also negatively impacted by increases in employee related payments and investments in organic growth initiatives.
In 2012, cash flows from operations were $966 million, a $33 million decrease compared to $999 million million in 2011. Cash flows from operations were negatively impacted by merger and acquisition-related charges and payments of $357 million and $218 million in 2012 and 2011, respectively. After adjusting for the impact of the decrease in these charges and payments, cash flows from operations improved in 2012 by a net amount of $106 million due to an increase in earnings. Operating cash flows reflected a continued focus on working capital, resulting in $48 million of inflows in 2012 and $170 million of inflows in 2011. Working capital turns improved to 7.6 times at December 29, 2012 as compared to 7.2 times for 2011.
Free Cash Flow: Management considers free cash flow an important indicator of its liquidity, as well as its ability to fund future growth and provide dividends to shareowners. As previously discussed, operating cash flow was affected by $280 million and $357 million of merger and acquisition-related charges and payments in 2013 and 2012, respectively. Additionally, capitalized expenditures included $72 million and $122 million of merger and integration spending in 2013 and 2012, respectively. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

(Millions of Dollars)	2013	2012	2011
Net cash provided by operating activities	$868	$966	$999
Less: capital expenditures	(366)	(386)	(302)
Free cash flow	$502	$580	$697
When merger and acquisition-related charges and payments, along with capital expenditures related to merger and acquisition activity, are added back to the Company’s free cash flow, the resulting amounts are $854 million in 2013, $1,059 million in 2012 and $1,004 million in 2011. The decrease in 2013 was primarily driven by the divestiture of HHI in December 2012. The Company expects free cash flow, inclusive of merger & acquisition-related charges and payments, to approximate $675 million in 2014.
Based on its potential to generate cash flow from operations and credit position at December 28, 2013, the Company believes over the long term it has the financial flexibility to deploy capital to its shareowners’ advantage through a combination of acquisitions, dividends, and potential future share repurchases.
Investing Activities: Cash flows used in investing activities were $1,198.4 million in 2013 compared to cash flows provided by investing activities of $182.7 million in 2012 and cash flows used in investing activities of $1.464 billion in 2011. As previously discussed, net proceeds received from the First and Second Closings of the HHI sale totaled approximately $1.3 billion in 2012 and $94 million in 2013, respectively. Acquisition spending in 2013 totaled $933.9 million in 2013, which was mainly driven by the purchases of Infastech and GQ. Acquisition spending in 2012 totaled $707.3 million, which included the purchases of Powers, AeroScout, Tong Lung, Lista, and the remaining outstanding shares of Niscayah. Cash outflows for business acquisitions were $1.180 billion in 2011, which was largely a result of the Company's acquisition of Niscayah.
Capital and software expenditures were $365.6 million in 2013, $386.0 million in 2012, and $302.1 million in 2011. The higher capital expenditures in 2012 was mainly due to several consolidations of distribution centers.
Financing Activities: Cash flows provided by financing activities were $155.5 million in 2013 compared to cash flows used in financing activities of $1.337 billion in 2012 and $371.8 million in 2011.
Payments on long-term debt totaled $302.2 million, $1.422 billion and $403.2 million in 2013, 2012 and 2011, respectively. The 2013 payments primarily relate to the repurchase of $300 million of Black & Decker Corporation 5.75% senior notes which resulted in the Company paying a premium on the debt extinguishment of $43 million. The 2012 payments primarily relate to the repurchase of three debt instruments with total outstanding principal of $900 million, which resulted in the Company paying a premium on the debt extinguishment of $91 million. The Company also repaid $320 million of its Convertible Notes at maturity, in cash, during 2012. The 2011 repayments pertain to $400 million of term notes that matured in June 2011. The Company had net short-term borrowings totaling $388.7 million in 2013 and repayments on short-term borrowings of $19.1 million in 2012 and $199.4 million in 2011.
Proceeds from issuances of long-term debt totaled $726.7 million, $1.524 billion and $421.0 million in 2013, 2012 and 2011, respectively. In December 2013, the Company issued $400 million of 5.75% fixed-to-floating junior subordinated debentures bearing interest at a fixed rate of 5.75% and received $392.0 million of net proceeds. Additionally, the Company issued 3,450,000 Equity Units comprised of a 1/10, or 10%, undivided beneficial ownership in a $1,000 principal amount 2.25%

junior subordinated note due 2018 and a forward common stock purchase contract in which the Company received $334.7 million in cash proceeds from the Equity Units, net of underwriting discounts and commission, before offering expenses, and recorded $345.0 million in long-term debt. The proceeds were used primarily to repay commercial paper borrowings. In November 2012, the Company issued $800 million of senior unsecured term notes with a fixed annual rate of 2.90% and received $793.9 million of net proceeds. The Company also issued $750.0 million of junior subordinated debentures in the third quarter of 2012 and received $729.4 million of net proceeds. In November 2011, the Company issued $400 million of senior unsecured term notes with a 3.40% fixed coupon rate and received $399.6 million in proceeds. The Company used these proceeds to pay down commercial paper. Refer to Note H, Long-Term Debt and Financing Arrangements, for further information regarding the Company's financing arrangements.
In November 2013, the Company purchased from certain financial institutions “out-of-the-money” capped call options on 12.2 million shares of its common stock (subject to customary anti-dilution adjustments) for an aggregate premium of $73.5 million, or an average of $6.03 per share. The average lower strike price is $86.07 and the average upper strike price is $106.56, subject to customary market adjustments. In addition, contemporaneously with the issuance of the Equity Units described above and in Note J, Capital Stock, the Company paid $9.7 million, or an average of $2.77 per option, to enter into capped call transactions on 3.5 million shares of common stock with a major financial institution. The lower strike price is $98.80 and the upper strike price is $112.91. In 2012, the Company purchased from certain financial institutions over the counter “out-of-the-money” capped call options, subject to adjustments for customary anti-dilution adjustments, on 10.1 million shares of its common stock for an aggregate premium of $29.5 million, or an average of $2.92 per share. The capped call options were net-share settled and the Company received 0.6 million shares in April 2013. The purpose of the capped call options is to reduce share price volatility on potential future share repurchases. Refer to Note J, Capital Stock, for further discussion.
During 2013, the Company paid a $42.8 million premium to extinguish $300 million of its Black & Decker Corporation 5.75% senior notes due 2016. This premium was offset by gains of $11.9 million related to the release of fair value adjustments made in purchase accounting, $8.1 million from the recognition of gains on previously terminated derivatives and $2.2 million of accrued interest, resulting in a net pre-tax loss of $20.6 million. Additionally, as noted above, during 2012, the Company repurchased $900 million of outstanding debt by initiating an open market tender offer and paid a premium of $91 million to extinguish the notes. This premium was offset by gains of $35 million from fair value adjustments made in purchase accounting and $10.5 million from terminated derivatives, resulting in a net pre-tax loss of $45.5 million. Refer to Note H, Long-Term Debt and Financing Arrangements, for further discussion of the debt extinguishments. During 2012, the Company also received $58.2 million from the termination of interest rate swaps and paid $102.6 million in relation to the termination of forward starting interest rate swaps. Refer to Note I, Derivative Financial Instruments, for further discussion.
The Company repurchased $39 million, $1.074 billion and $11.1 million of common stock in 2013, 2012 and 2011, respectively. In December 2012, the Company executed an accelerated share repurchase ("ASR") contract of $850 million, which was funded using proceeds from the sale of HHI. The ASR contract terms allowed for an initial delivery of 9.3 million shares, or the equivalent of 80% of the notional value of the contract. The Company received an additional 1.6 million shares upon settlement of the contract in April 2013. The Company also repurchased approximately 3.0 million shares of common stock during the second quarter of 2012 for $200 million. Proceeds from the issuance of common stock totaled $154.6 million, $126.4 million and $119.6 million in 2013, 2012 and 2011, respectively. These amounts received mainly relate to the exercises of stock options.
In January 2013, the Company elected to prepay the forward share purchase contract for $362.7 million, comprised of the $350.0 million purchase price, plus an additional amount related to the forward component of the contract. In August 2013, the Company physically settled the contract, receiving 5.6 million shares and $18.8 million from the financial institution counterparty representing a purchase price adjustment. The reduction of common shares outstanding was recorded at the inception of the forward share purchase contract and factored into the calculation of weighted average shares outstanding.
Cash payments for dividends were $312.7 million, $304.0 million and $275.9 million in 2013, 2012 and 2011, respectively. The increase in dividends in 2013 was primarily attributable to the increase in quarterly dividends per common share to $0.50 per share, as announced in July 2013. The dividend paid to shareholders of record in December 2013 extended the Company's record for the longest consecutive annual and quarterly dividend payments among industrial companies listed on the New York Stock Exchange. The increase in cash dividends in 2012 was primarily attributable to the increase in quarterly dividends per common share to $0.49 per share, as announced in July 2012.
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
On December 3, 2013, the Company issued $400.0 million aggregate principal amount of 5.75% fixed-to-floating rate junior subordinated debentures maturing December 15, 2053 (“2053 Junior Subordinated Debentures”). The 2053 Junior Subordinated Debentures will bear interest at a fixed rate of 5.75% per annum, payable semi-annually in arrears to, but excluding December 15, 2018. From and including December 15, 2018, the 2053 Junior Subordinated Debentures will bear interest at an annual rate equal to three-month LIBOR plus 4.304% payable quarterly in arrears. The Company may elect to redeem the debentures, in whole or in part. The debentures subordination and long tenor provides significant credit protection measures for senior creditors and as a result, the debentures' were awarded a 50% equity credit by S&P and Fitch, and a 25% equity credit by Moody's. The Company received proceeds from the offering of $392.0 million net of $8.0 million of underwriting discounts and commissions, before offering expenses. The Company used the net proceeds primarily to repay commercial paper borrowings.

On December 3, 2013, the Company issued 3,450,000 Equity Units (the “Equity Units”), each with a stated value of $100. The Equity Units are initially comprised of a 1/10, or 10%, undivided beneficial ownership in a $1,000 principal amount 2.25% junior subordinated note due 2018 and a forward common stock purchase contract (the “Equity Purchase Contract”). Each Equity Purchase Contract obligates the holders to purchase approximately 3.5 to 4.3 million common shares (or up to a maximum of 6.1 if a fundamental change occurs). The subordination of the notes in the Equity Units combined with the Equity Purchase Contracts resulted in the Equity Units being awarded a 100% equity credit by S&P, and a 50% equity credit by Moody's. The Company received approximately $334.7 million in cash proceeds from the Equity Units, net of underwriting discounts and commission, before offering expenses, and recorded $345.0 million in long-term debt. The proceeds were used primarily to repay commercial paper borrowings.

In June 2013, the Company terminated its four year $1.2 billion committed credit facility with the concurrent execution of a new five year $1.5 billion committed credit facility (the “Credit Agreement”). Borrowings under the Credit Agreement may include U.S. Dollars up to the $1.5 billion commitment or in Euro or Pounds Sterling subject to a foreign currency sublimit of $400.0 million and bear interest at a floating rate dependent upon the denomination of the borrowing. Repayments must be made on June 27, 2018 or upon an earlier termination date of the Credit Agreement, at the election of the Company. Simultaneously, the Company terminated its $1.0 billion 364 day committed credit facility with the concurrent execution of a new $500 million 364 day committed credit facility (the "Facility"). The Facility contains a one year term-out provision and borrowings under the Facility may include U.S. Dollars up to the $500 million commitment or in Euro or Pounds Sterling subject to a foreign currency sublimit of $250 million and bear interest at a floating rate dependent upon the denomination of the borrowing. Repayments must be made by June 26, 2014, unless the one year term-out election is made, or upon an earlier termination date of the Facility, at the election of the Company. The Credit Agreement and Facility are designated to be a liquidity back-stop for the Company's $2.0 billion commercial paper program. As of December 28, 2013, the Company has not drawn on either of these commitments. Concurrently, the guarantees on certain of the Company's outstanding debt obligations were released in accordance with the terms of the indentures governing those obligations. For further information, refer to Note H, Long-Term Debt and Financing Arrangements, and Note U, Parent and Subsidiary Debt Guarantees, in the Notes to Consolidated Financial Statements.
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
On July 25, 2012, the Company issued $750 million of junior subordinated debentures maturing on July 25, 2052 with fixed interest payable quarterly in arrears at a rate of 5.75% per annum. The Company may, at its election, redeem the debentures in whole or in part, at par on or after June 25, 2017. The debentures' subordination, long tenor and interest deferral features provide significant credit protection measures for senior creditors and as a result, the debentures were awarded a 50% equity credit by S&P and Fitch, and a 25% equity credit by Moody's. The net proceeds of $729 million from the offering were used for general corporate purposes, including the repayment of short term debt and the refinancing of recent and near term debt maturities.

In the fourth quarter of 2013, the Company extinguished $300 million of its Black & Decker Corporation 5.75% senior notes due 2016. In the third quarter of 2012, the Company repurchased $900 million of its long-term debt via open market tender and exercise of its right under the redemption provision of each of the notes. The initial funding of the repurchased debt was accomplished by utilizing excess cash on hand and the issuance of Commercial Paper.
Refer to Note H, Long-Term Debt and Financing Arrangement, and Note J, Capital Stock, in the Notes to Consolidated Financial Statements in Item 8 for further discussion of the Company's financing arrangements.
Cash and cash equivalents totaled $496 million as of December 28, 2013, comprised of $57 million in the U.S. and $439 million in foreign jurisdictions. As of December 29, 2012 cash and cash equivalents totaled $716 million, comprised of $99 million in the U.S. and $617 million in foreign jurisdictions. Concurrent with the Black & Decker merger, the Company made a determination to repatriate certain legacy Black & Decker foreign earnings, on which U.S. income taxes had not previously been provided. As a result of this repatriation decision, the Company has recorded approximately $418.8 million of associated deferred tax liabilities at December 28, 2013. Current plans and liquidity requirements do not demonstrate a need to repatriate other foreign earnings. Accordingly, all other undistributed foreign earnings of the Company are considered to be permanently reinvested, or will be remitted substantially free of additional tax, consistent with the Company’s overall growth strategy internationally, including acquisitions and long-term financial objectives. No provision has been made for taxes that might be payable upon remittance of these undistributed foreign earnings. However, should management determine at a later point to repatriate additional foreign earnings, the Company would be required to accrue and pay taxes at that time.
Contractual Obligations: The following summarizes the Company’s significant contractual obligations and commitments that impact its liquidity:
Payments Due by Period

(Millions of Dollars)	Total	2014	2015 – 2016	2017 – 2018	Thereafter
Long-term debt(a)	$3,912	$8	$9	$983	$2,912
Interest payments on long-term debt(b)	3,776	169	339	335	2,933
Operating leases	336	90	116	67	63
Inventory purchase commitments(c)	673	673	—	—	—
Deferred compensation	22	1	2	1	18
Marketing obligations	59	28	21	8	2
Derivatives (d)	121	—	—	108	13
Pension funding obligations(e)	101	101	—	—	—
Contract adjustment fees (f)	47	16	31	—	—
Total contractual cash obligations	$9,047	$1,086	$518	$1,502	$5,941

(a)
Future payments on long-term debt encompass all payments related to aggregate debt maturities, excluding certain fair value adjustments included in long-term debt, as discussed further in Note H, Long-Term Debt and Financing Arrangements.

(b)	Future interest payments on long-term debt reflect the applicable fixed interest rate or variable rate for floating rate debt in effect at December 28, 2013.

(c)	Inventory purchase commitments primarily consist of open purchase orders to purchase raw materials, components, and sourced products.

(d)
Future cash flows on derivative instruments reflect the fair value and accrued interest as of December 28, 2013. The ultimate cash flows on these instruments will differ, perhaps significantly, based on applicable market interest and foreign currency rates at their maturity.

(e)
This amount principally represents contributions either required by regulations or laws or, with respect to unfunded plans, necessary to fund current benefits. The Company has not presented estimated pension and post-retirement funding beyond 2014 as funding can vary significantly from year to year based upon changes in the fair value of the plan assets, actuarial assumptions, and curtailment/settlement actions.

(f)
Represents future contract adjustment payments to holders of the Company's Equity Purchase Contracts and Purchase Contracts. See Note H, Long-Term Debt and Financing Arrangements for further discussion.

To the extent the Company can reliably determine when payments will occur pertaining to unrecognized tax benefit liabilities, the related amount will be included in the table above. However, due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the $310.9 million of such liabilities at December 28, 2013, the Company is unable to make a reliable estimate of when (if at all) amounts may be paid to the respective taxing authorities.

Aside from debt payments, for which there is no tax benefit associated with repayment of principal, tax obligations and the equity purchase contract fees, payment of the above contractual obligations will typically generate a cash tax benefit such that the net cash outflow will be lower than the gross amounts indicated.
Other Significant Commercial Commitments:
Amount of Commitment Expirations Per Period

(Millions of Dollars)	Total	2014	2015 – 2016	2017 – 2018	Thereafter
U.S. lines of credit	$2,000	$500	$—	$1,500	$—
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
Exposure to foreign currency risk results because the Company, through its global businesses, enters into transactions and makes investments denominated in multiple currencies. The Company’s predominant exposures are in European, Canadian, British, Australian, Latin American, and Asian currencies, including the Chinese Renminbi (“RMB”) and the Taiwan Dollar. Certain cross-currency trade flows arising from sales and procurement activities as well as affiliate cross-border activity are consolidated and netted prior to obtaining risk protection through the use of various derivative financial instruments which may include: purchased basket options; purchased options; collars, cross currency swaps and currency forwards. The Company is thus able to capitalize on its global positioning by taking advantage of naturally offsetting exposures and portfolio efficiencies to reduce the cost of purchasing derivative protection. At times, the Company also enters into forward exchange contracts and purchased options to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables, predominately for affiliate transactions. Gains and losses from these hedging instruments offset the gains or losses on the underlying net exposures, assets and liabilities being hedged. Management determines the nature and extent of currency hedging activities, and in certain cases, may elect to allow certain currency exposures to remain un-hedged. The Company has also entered into cross-currency swaps and forward contracts, to provide a partial hedge of the net investments in certain subsidiaries and better match the cash flows of operations to debt service requirements. Management estimates the foreign currency impact from these financial instruments at the end of 2013 would have been approximately a $29 million pre-tax loss based on a hypothetical 10% adverse movement in all net derivative currency positions; this effect would occur from depreciation of the foreign currencies relative to the U.S. dollar. The Company follows risk management policies in executing derivative financial instrument transactions, and does not use such instruments for speculative purposes. The Company does not hedge the translation of its non-U.S. dollar earnings in foreign subsidiaries.
As mentioned above, the Company routinely has cross-border trade and affiliate flows that cause an impact on earnings from foreign exchange rate movements. The Company is also exposed to currency fluctuation volatility from the translation of foreign earnings into U.S. dollars. It is more difficult to quantify the transactional effects from currency fluctuations than the translational effects. Aside from the use of derivative instruments which may be used to mitigate some of the exposure, transactional effects can potentially be influenced by actions the Company may take; for example, if an exposure occurs from a European entity sourcing product from a U.S. supplier it may be possible to change to a European supplier. Management estimates the combined translational and transactional impact, on pre-tax earnings, of a 10% overall movement in exchange rates is approximately $98 million, or approximately $0.48 per diluted share. In 2013, translational and transactional foreign currency fluctuations negatively impacted pre-tax earnings by approximately $60 million and diluted earnings per share by approximately $0.30.
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
The Company’s primary exposure to interest rate risk comes from its floating rate debt and derivatives in the U.S. and is fairly represented by changes in LIBOR rates. At December 28, 2013, the impact of a hypothetical 10% increase in the interest rates associated with the Company’s floating rate derivative and debt instruments would have an immaterial effect on the Company’s financial position and results of operations.

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
Overall, the Company experienced inflation of approximately $53 million, $82 million and $236 million in 2013, 2012 and 2011, respectively. Price erosion has also occurred in 2013 and 2012, in addition to inflation, with a cumulative unfavorable impact of $136 million. The impact of inflation is expected to continue in 2014, with cost and pricing actions being aggressively pursued to offset any adverse impact on operations.
Fluctuations in the fair value of the Company’s common stock affect domestic retirement plan expense as discussed in the ESOP section of MD&A. Additionally, the Company has $46 million of liabilities as of December 28, 2013 pertaining to unfunded defined contribution plans for certain U.S. employees for which there is mark-to-market exposure.
The assets held by the Company’s defined benefit plans are exposed to fluctuations in the market value of securities, primarily global stocks and fixed-income securities. The funding obligations for these plans would increase in the event of adverse changes in the plan asset values, although such funding would occur over a period of many years. In 2013, 2012 and 2011, there were $102 million, $194 million and $119 million, respectively, in investment returns on pension plan assets. The Company expects funding obligations on its defined benefit plans to be approximately $101 million in 2014. The Company employs diversified asset allocations to help mitigate this risk. Management has worked to minimize this exposure by freezing and terminating defined benefit plans where appropriate.
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
OTHER MATTERS
Employee Stock Ownership Plan As detailed in Note L, Employee Benefit Plans, the Company has an ESOP under which the ongoing U.S. Core and 401(k) defined contribution plans are funded. Overall ESOP expense is affected by the market value of the Company’s stock on the monthly dates when shares are released, among other factors. The Company’s net ESOP activity resulted in expense of $1.9 million in 2013, $25.9 million in 2012, and $28.4 million in 2011. The decrease in net ESOP expense in 2013 is related to the release of 219,000 shares of unallocated stock triggered by an additional contribution to the ESOP, which was used by the ESOP to make an additional payment on the associated loan as more fully discussed in Note L, Employee Benefit Plans. ESOP expense could increase in the future if the market value of the Company’s common stock declines.
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
INVENTORIES - LOWER OF COST OR MARKET, SLOW MOVING AND OBSOLETE — Inventories in the U.S. are predominantly valued at the lower of LIFO cost or market, while non-U.S. inventories are valued at the lower of FIFO cost or market. The calculation of LIFO reserves, and therefore the net inventory valuation, is affected by inflation and deflation in inventory components. The Company ensures all inventory is valued at the lower of cost or market, and continually reviews the carrying value of discontinued product lines and stock-keeping-units (“SKUs”) to determine that these items are properly valued. The Company also continually evaluates the composition of its inventory and identifies obsolete and/or slow-moving inventories. Inventory items identified as obsolete and/or slow-moving are evaluated to determine if write-downs are required. The Company assesses the ability to dispose of these inventories at a price greater than cost. If it is determined that cost is less than market value, cost is used for inventory valuation. If market value is less than cost, the Company writes down the related inventory to that value. If a write down to the current market value is necessary, the market value cannot be greater than the net realizable value, or ceiling (defined as selling price less costs to sell and dispose), and cannot be lower than the net realizable value less a normal profit margin, also called the floor. If the Company is not able to achieve its expectations regarding net realizable value of inventory at its current value, further write-downs would be recorded.
GOODWILL AND INTANGIBLE ASSETS — The Company acquires businesses in purchase transactions that result in the recognition of goodwill and intangible assets. The determination of the value of intangible assets requires management to make estimates and assumptions. In accordance with ASC 350-20, “Goodwill,” acquired goodwill and indefinite-lived intangible assets are not amortized but are subject to impairment testing at least annually and when an event occurs or circumstances change that indicate it is more likely than not an impairment exists. Definite lived intangible assets are amortized and are tested for impairment when appropriate. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. The Company reported $7.565 billion of goodwill, $1.614 billion of indefinite-lived trade names and $1.453 billion of definite-lived intangibles at December 28, 2013.
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
As required by the Company’s policy, goodwill and indefinite-lived trade names were tested for impairment in the third quarter of 2013. The Company adopted ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” for its 2013 goodwill impairment test. ASU 2011-08 permits companies to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the two-step quantitative goodwill impairment test, the fair value of the reporting unit is compared to its respective carrying amount including goodwill. If the fair value exceeds the carrying amount, then no impairment exists.  If the carrying amount exceeds the fair value, further analysis is performed to assess impairment. Such tests are completed separately with respect to the goodwill of each of the Company’s reporting units. Accordingly, the Company applied the qualitative assessment for four of its reporting units, while performing the two-step quantitative test for the remaining two reporting units. Based on the results of the annual 2013 impairment testing, the Company determined that the fair values of each of its reporting units exceeded their respective carrying amounts.
In performing the qualitative assessment, the Company identified and considered the significance of relevant key factors, events, and circumstances that could affect the fair value of each reporting unit. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as actual and planned financial performance. The Company also assessed changes in each reporting unit's fair value and carrying value since the most recent date a fair value measurement was performed. As a result of the qualitative assessments performed, the Company concluded that it is not more-likely-than-not that the fair value of each reporting unit exceeded its respective carrying value and therefore, no additional quantitative impairment testing was performed.
With respect to the two-step quantitative tests, the Company assessed the fair value of the two reporting units using a discounted cash flow valuation model, which is consistent with previous goodwill impairment tests. The key assumptions applied to the cash flow projections were discount rates, which ranged from 8.5% to 9.0%, near-term revenue growth rates over the next five years, which ranged from 0% to 6%, and a perpetual growth rate of 3.5%. These assumptions contemplated business, market and overall economic conditions. Management performed sensitivity analyses on the fair values resulting from the discounted cash flows valuation utilizing more conservative assumptions that reflect reasonably likely future changes in the discount rates and perpetual growth rate in each of the reporting units. The discount rates were increased by 100 basis points with no impairment indicated. The perpetual growth rate was decreased by 150 basis points with no impairment indicated. Based upon the Company's 2013 annual impairment testing analyses, including the consideration of reasonably likely adverse changes in assumptions described above, management believes it is not reasonably likely that an impairment will occur in any of the reporting units over the next twelve months.
The fair values of indefinite-lived trade names were also assessed using a discounted cash flow valuation model. The key assumptions used included discount rates, royalty rates, and perpetual growth rates applied to the projected sales. Based on these quantitative impairment tests, the Company determined that the fair values of the indefinite-lived trade names exceeded their respective carrying amounts.

In the event that the Company’s operating results in the future do not meet current expectations, management, based upon conditions at the time, would consider taking restructuring or other actions as necessary to maximize profitability. Accordingly, the above sensitivity analyses, while a useful tool, should not be used as a sole predictor of impairment. A thorough analysis of all the facts and circumstances existing at that time would need to be performed to determine if recording an impairment loss was appropriate.
DEFINED BENEFIT OBLIGATIONS — The valuation of pension and other postretirement benefits costs and obligations is dependent on various assumptions. These assumptions, which are updated annually, include discount rates, expected return on plan assets, future salary increase rates, and health care cost trend rates. The Company considers current market conditions, including interest rates, to establish these assumptions. Discount rates are developed considering the yields available on high-quality fixed income investments with maturities corresponding to the duration of the related benefit obligations. The Company’s weighted-average discount rates for the United States and international pension plans were 4.50% and 4.00%, respectively, at December 28, 2013.
The Company’s weighted-average discount rate for the United States and international pension plans was 3.75% and 4.00%, respectively at December 29, 2012. As discussed further in Note L, Employee Benefit Plans, the Company develops the expected return on plan assets considering various factors, which include its targeted asset allocation percentages, historic returns, and expected future returns. The Company’s expected rate of return assumption for the United States and international pension plans were 6.25% and 6.00%, respectively, at December 28, 2013. The Company will use a 6.50% weighted-average expected rate of return assumption to determine the 2014 net periodic benefit cost. A 25 basis point reduction in the expected rate of return assumption would increase 2014 net periodic benefit cost by approximately $5 million, pre-tax.
The Company believes that the assumptions used are appropriate; however, differences in actual experience or changes in the assumptions may materially affect the Company’s financial position or results of operations. To the extent that actual (newly measured) results differ from the actuarial assumptions, the difference is recognized in accumulated other comprehensive income, and, if in excess of a specified corridor, amortized over future periods. The expected return on plan assets is determined using the expected rate of return and the fair value of plan assets. Accordingly, market fluctuations in the fair value of plan assets can affect the net periodic benefit cost in the following year. The projected benefit obligation for defined benefit plans exceeded the fair value of plan assets by $780 million at December 28, 2013. A 25 basis point reduction in the discount rate would have increased the projected benefit obligation by approximately $91 million at December 28, 2013. The primary Black & Decker U.S pension and post employment benefit plans were curtailed in late 2010, as well as the only material Black & Decker international plan, and in their place the Company implemented defined contribution benefit plans. The vast majority of the projected benefit obligation pertains to plans that have been frozen; the remaining defined benefit plans that are not frozen are predominantly small domestic union plans and those that are statutorily mandated in certain international jurisdictions. The Company recognized $27 million of defined benefit plan expense in 2013, which may fluctuate in future years depending upon various factors including future discount rates and actual returns on plan assets.
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

As of December 28, 2013, the Company had reserves of $184 million for remediation activities associated with Company-owned properties as well as for Superfund sites, for losses that are probable and estimable. The range of environmental remediation costs that is reasonably possible is $138 million to $274 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with this policy.

INCOME TAXES — Income taxes are accounted for in accordance with ASC 740, "Accounting for Income Taxes," which requires that deferred tax assets and liabilities be recognized, using enacted tax rates, for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Deferred tax assets, including net operating losses and capital losses, are reduced by a valuation allowance if it is “more likely than not” that some portion or all of the deferred tax assets will not be realized.

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

The company is subject to tax in a number of locations, including many state and foreign jurisdictions. Significant judgment is required when calculating its worldwide provision for income taxes. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company's unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits or final decisions in transfer pricing matters. The Company periodically assesses its liabilities and contingencies for all tax years still subject to audit based on the most current available information, which involves inherent uncertainty. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority under the premise that the taxing authority has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. The Company recognizes interest and penalties associated with uncertain tax positions as a component of income taxes in the Consolidated Statement of Operations. See Note Q, Income Taxes, in the Notes to Consolidated Financial Statements for further discussion.
RISK INSURANCE — To manage its insurance costs efficiently, the Company self insures for certain U.S. business exposures and generally has low deductible plans internationally. For domestic workers’ compensation, automobile and product liability (liability for alleged injuries associated with the Company’s products), the Company generally purchases outside insurance coverage only for severe losses (“stop loss” insurance) and these lines of insurance involve the most significant accounting estimates. While different stop loss deductibles exist for each of these lines of insurance, the maximum stop loss deductible is set at no more than $5 million per occurrence and $40 million in the aggregate per annum. The process of establishing risk insurance reserves includes consideration of actuarial valuations that reflect the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims discounted to present value. The cash outflows related to risk insurance claims are expected to occur over a maximum of 13 years. The Company believes the liabilities recorded for these U.S. risk insurance reserves, totaling $105 million and $106 million as of December 28, 2013, and December 29, 2012, respectively, are adequate. Due to judgments inherent in the reserve estimation process it is possible the ultimate costs will differ from this estimate.
WARRANTY — The Company provides product and service warranties which vary across its businesses. The types of warranties offered generally range from one year to limited lifetime, while certain products carry no warranty. Further, the Company sometimes incurs discretionary costs to service its products in connection with product performance issues. Historical warranty and service claim experience forms the basis for warranty obligations recognized. Adjustments are recorded to the warranty liability as new information becomes available. The Company believes the $122 million reserve for expected warranty claims as of December 28, 2013 is adequate, but due to judgments inherent in the reserve estimation process, including forecasting future product reliability levels and costs of repair as well as the estimated age of certain products submitted for claims, the ultimate claim costs may differ from the recorded warranty liability. The Company also establishes a reserve for product recalls on a product-specific basis during the period in which the circumstances giving rise to the recall become known and estimable for both company initiated actions and those required by regulatory bodies.
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
These lease programs are utilized primarily to reduce overall cost and to retain flexibility. The cash outflows for lease payments approximate the $1 million of rent expense recognized in fiscal 2013. As of December 28, 2013 the estimated fair value of assets and remaining obligations for these properties were $31 million and $26 million, respectively.

CAUTIONARY STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995

Certain statements contained in this Annual Report on form 10-K that are not historical, including but not limited to those regarding the Company’s ability to: (i) achieve full year 2014 diluted EPS of $5.30 - $5.50 ($5.18 - $5.38 on a GAAP basis); (ii) deliver organic growth of approximately 4% in 2014; (iii) generate approximately $675 million of free cash flow for 2014 which includes approximately $250 million of merger and acquisition-related payments; and (iv) deliver approximately $850 million of incremental revenue over the three year period ending in 2015 (collectively, the “Results”); are “forward looking statements” and subject to risk and uncertainty.

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

The Company’s ability to deliver the Results is dependent, or based, upon: (i) the Company’s ability to execute its integration plans and achieve synergies primarily from the Infastech acquisition sufficient to generate $0.10 of EPS accretion in 2014; (ii) the Company’s ability to generate organic net sales increases of approximately 4% in 2014; (iii) the Company’s ability to continue to identify and execute upon sales opportunities to increase its CDIY, IAR and Security businesses in the emerging markets while minimizing associated costs; (iv) the Company’s ability to achieve a tax rate of approximately 21-22% in 2014; (v) the Company’s ability to limit the increase in interest and other expense to approximately $0.10-$0.15 of EPS in 2014; (vi) the Company’s ability to improve margins in the Security business by at least 150 basis points in 2014; (vii) the Company’s ability to generate approximately $0.20 of EPS accretion in 2014 through cost reductions in its CDIY and Industrial segments and its corporate functions; (viii) the Company’s ability to limit one-time charges primarily associated with the Infastech acquisition to $25 million in 2014; (ix) successful integration of acquisitions completed in 2012 and 2013, as well as integration of existing businesses; (x) the continued acceptance of technologies used in the Company’s products and services; (xi) the Company’s ability to manage existing Sonitrol franchisee and Mac Tools relationships; (xii) the Company’s ability to minimize costs associated with any sale or discontinuance of a business or product line, including any severance, restructuring, legal or other costs; (xiii) the proceeds realized with respect to any business or product line disposals; (xiv) the extent of any asset impairments with respect to any businesses or product lines that are sold or discontinued; (xv) the success of the Company’s efforts to manage freight costs, steel and other commodity costs as well as capital expenditures; (xvi) the Company’s ability to sustain or increase prices in order to, among other things, offset or mitigate the impact of steel, freight, energy, non-ferrous commodity and other commodity costs and any inflation increases; (xvii) the Company’s ability to generate free cash flow and maintain a strong debt to capital ratio; (xviii) the Company’s ability to identify and effectively execute productivity improvements and cost reductions, while minimizing any associated restructuring charges; (xix) the Company’s ability to obtain favorable settlement of tax audits; (xx) the ability of the Company to generate earnings sufficient to realize future income tax benefits during periods when temporary differences become deductible; (xxi) the continued ability of the Company to access credit markets under satisfactory terms; (xxii) the Company’s ability to negotiate satisfactory payment terms under which the Company buys and sells goods, services, materials and products; (xxiii) the Company’s ability to successfully develop, market and achieve sales from new products and services; and (xxiv) the availability of cash to repurchase shares when conditions are right.

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
In February 2013, Stanley Black & Decker acquired Infastech for $826 million, net of cash acquired. Since Stanley Black & Decker has not yet fully incorporated the internal controls and procedures of Infastech into Stanley Black & Decker’s internal control over financial reporting, management excluded this business from its assessment of the effectiveness of internal control over financial reporting as of December 28, 2013. Infastech accounted for $1,430 million and $1,191 million of Stanley Black & Decker’s total assets and net assets, respectively, as of December 28, 2013 and $443 million and $30 million of revenue and net income, respectively, for the year then ended.
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2013, with the exception of the previously mentioned Infastech acquisition. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (1992 Framework). Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of December 28, 2013. Ernst & Young LLP, the auditor of the financial statements included in this annual report, has issued an attestation report on the registrant’s internal control over financial reporting, a copy of which appears on page 53.
Under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and its Senior Vice President and Chief Financial Officer have concluded that, as of December 28, 2013, the Company’s disclosure controls and procedures are effective. There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal year ended December 28, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting aside from the previously mentioned acquisition of Infastech. As part of its ongoing integration activities, the Company will complete an assessment of existing controls and incorporate its controls and procedures into Infastech.
ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT
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
The following is a list of the executive officers of the Company as of February 20, 2014:

Name and Age	Office	Date Elected to Office
John F. Lundgren (62)
Chairman and Chief Executive Officer. Has served as Chief Executive Officer since March 1, 2004 and Chairman from March 1, 2004 through March 12, 2010 and again from March 13, 2013 to present. Served as President and Chief Executive Officer from March 12, 2010 through January 13, 2013.
3/1/2004

James M. Loree (55)	President & Chief Operating Officer since January 2013. Executive Vice President and Chief Operating Officer (2007); Executive Vice President Finance and Chief Financial Officer (1999).	7/19/1999

Donald Allan, Jr. (49)
Senior Vice President & Chief Financial Officer since March 2010. Vice President & Chief Financial Officer (2009); Vice President & Corporate Controller (2002); Corporate Controller (2000); Assistant Controller (1999).
10/24/2006

Jeffery D. Ansell (46)
Senior Vice President and Group Executive, Construction and DIY since March 2010. Vice President & President, Stanley Consumer Tools Group; President – Consumer Tools and Storage (2004); President of Industrial Tools & Storage (2002); Vice President – Global Consumer Tools Marketing (2001); Vice President Consumer Sales America (1999).
2/22/2006

Michael A. Bartone (54)	Vice President, Corporate Tax since January 2002.	7/17/2009

Bruce H. Beatt (61)	Senior Vice President, General Counsel and Secretary since March 2010. Vice President, General Counsel and Secretary (2000).	10/9/2000

D. Brett Bontrager (51)
Senior Vice President and Group Executive, Stanley Security Solutions since 2011. Senior Vice President and Group Executive, Stanley Convergent Solutions (2010). President, Convergent Security Solutions and Vice President, Business Development (2007); Vice President, Business Development (2004); Director, Business Development (2003).
8/1/2008

Craig A. Douglas (59)	Vice President & Treasurer since January 2002.	7/17/2009

Rhonda O. Gass (50)	Vice President & Chief Information Officer since October 2012.	10/11/2012

Massimo Grassi (52)
President, Stanley Security - Europe since April 2013. President, Stanley Security Solutions Europe and Executive Director Industrial & Automotive Repair (2012); President, Industrial & Automotive Repair (2009); President, Stanley Europe and President Directeur General, Facom (2007).
3/12/2010

Jaime Ramirez (46)
Senior Vice President & President, Global Emerging Markets, since October 2012. President, Construction & DIY, Latin America (2010); Vice President and General Manager – Latin America, Power Tools & Accessories, The Black & Decker Corporation (2008); Vice President and General Manager – Andean Region The Black & Decker Corporation (2007).
3/12/2010

Ben S. Sihota (55)
President, Emerging Markets Group since March 2010. Vice President and President-Asia/Pacific, Power Tools & Accessories, The Black & Decker Corporation (2006); President-Asia, Power Tools & Accessories, The Black & Decker Corporation (2000).
3/12/2010

Steven J. Stafstrom (55)	Vice President, Operations, CDIY & Emerging Markets since December 2012. Vice President Global Operations, CDIY (2010); Vice President, Operations, Consumer Tools & Storage (2005).	12/6/2012

William S. Taylor (58)
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

Michael A. Tyll (57)
President, Engineered Fastening since March 2010. Group Vice President and President, Fastening and Assembly Systems, The Black & Decker Corporation (2006); President, Automotive Division, The Black & Decker Corporation (2001).
3/12/2010

Joseph Voelker (58)
Senior Vice President, Human Resources, since April 1, 2013. VP Human Resources (2009); VP Human Resources - ITG/Corporate Staff (2006); VP Human Resources - Tools Group/Operations (2004); HR Director, Tools Group (2003); HR Director, Operations (1999).
4/1/2013

John H. Wyatt (55)
President, Construction & DIY, Europe and ANZ since October 2012. President, Construction & DIY, EMEA (2010); President-Europe, Middle East, and Africa, Power Tools and Accessories, The Black & Decker Corporation (2008); Vice President-Consumer Products (Europe, Middle East and Africa), The Black & Decker Corporation (2006).
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
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
EQUITY COMPENSATION PLAN INFORMATION
Compensation plans under which the Company’s equity securities are authorized for issuance at December 28, 2013 follow:

	(A)		(B)		(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options and stock awards		Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	10,231,683	(1)	$61.69	(2)	16,193,265	(3)
Equity compensation plans not approved by security holders (4)	—		—		—
Total	10,231,683		$61.69		16,193,265	(3)

(1)
Consists of 7,429,262 shares underlying outstanding stock options (whether vested or unvested) with a weighted average exercise price of $61.69 and a weighted average term of 6.17 years; 2,603,318 shares underlying time-vesting restricted stock units that have not yet vested and the maximum number of shares that will be issued pursuant to outstanding long term performance awards if all established goals are met; and 199,103 of shares earned but related to which participants elected deferral of delivery. All stock-based compensation plans are discussed in Note J, Capital Stock, of the Notes to Consolidated Financial Statements in Item 8.

(2)
There is no cost to the recipient for shares issued pursuant to time-vesting restricted stock units or long term performance awards. Because there is no strike price applicable to these stock awards they are excluded from the weighted-average exercise price which pertains solely to outstanding stock options.

(3)
Consists of 2,414,509 of shares available for purchase under the employee stock purchase plan ("ESPP") at the election of employees and 13,778,756 securities available for future grants by the board of directors under stock-based compensation plans.

(4)
U.S. employees are eligible to contribute from 1% to 25% of their salary to a qualified tax deferred savings plan as described in the Employee Stock Ownership Plan ("ESOP") section of Item 8 Note L, Employee Benefit Plans, to the Consolidated Financial Statements of this Form 10-K.  The Company contributes an amount equal to one half of the employee contribution up to the first 7% of salary.  There is a non-qualified tax deferred savings plan for highly compensated salaried employees which mirrors the qualified plan provisions, but was not specifically approved by security holders.  Eligible highly compensated salaried U.S. employees are eligible to contribute from 1% to 50% of their salary to the non-qualified tax deferred savings plan.  The same matching arrangement was provided for highly compensated salaried employees in the non-qualified plan, to the extent the match was not fully met in the qualified plan, except that the arrangement for these employees is outside of the ESOP, and is not funded in advance of distributions. For both qualified and non-qualified plans, the investment of the employee’s contribution and the Company’s contribution is controlled by the employee and may include an election to invest in Company stock. Shares of the Company’s common stock may be issued at the time of a distribution from the qualified plan. The number of securities remaining available for issuance under the plans at December 28, 2013 is not determinable, since the plans do not authorize a maximum number of securities.

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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Index to documents filed as part of this report:
1. and 2. Financial Statements and Financial Statement Schedules.
The response to this portion of Item 15 is submitted as a separate section of this report beginning with an index thereto on page 49.
3. Exhibits
See Exhibit Index in this Form 10-K on page 107.
(b) See Exhibit Index in this Form 10-K on page 107.
(c) The response in this portion of Item 15 is submitted as a separate section of this Form 10-K with an index thereto beginning on page 49.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANLEY BLACK & DECKER, INC.

By:	/s/ John F. Lundgren
John F. Lundgren, Chairman and Chief Executive Officer

Date:	February 20, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John F. Lundgren	Chairman and Chief Executive Officer	February 20, 2014
John F. Lundgren

/s/ Donald Allan, Jr.	Senior Vice President and Chief Financial Officer	February 20, 2014
Donald Allan, Jr.

/s/ Jocelyn S. Belisle	Chief Accounting Officer	February 20, 2014
Jocelyn S. Belisle

*	Director	February 20, 2014
George W. Buckley

*	Director	February 20, 2014
Patrick D. Campbell

*	Director	February 20, 2014
Carlos M. Cardoso

*	Director	February 20, 2014
Robert B. Coutts

*	Director	February 20, 2014
Debra A. Crew

*	Director	February 20, 2014
Benjamin H. Griswold, IV

*	Director	February 20, 2014
Anthony Luiso

*	Director	February 20, 2014
Marianne M. Parrs

*	Director	February 20, 2014
Robert L. Ryan

*By: /s/ Bruce H. Beatt
Bruce H. Beatt (As Attorney-in-Fact)

FORM 10-K
ITEM 15(a) (1) AND (2)
STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Schedule II — Valuation and Qualifying Accounts is included in Item 15 (page 50).
Management’s Report on Internal Control Over Financial Reporting (page 51).
Report of Independent Registered Public Accounting Firm — Financial Statement Opinion (page 52).
Report of Independent Registered Public Accounting Firm — Internal Control Opinion (page 53).
Consolidated Statements of Operations — fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011 (page 54).
Consolidated Statements of Comprehensive Income — fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011 (page 55).
Consolidated Balance Sheets — December 28, 2013 and December 29, 2012 (page 56).
Consolidated Statements of Cash Flows — fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011 (page 57).
Consolidated Statements of Changes in Shareowners’ Equity — fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011 (page 58).
Notes to Consolidated Financial Statements (page 59).
Selected Quarterly Financial Data (Unaudited) (page 105).
Consent of Independent Registered Public Accounting Firm (Exhibit 23).

All other schedules are omitted because either they are not applicable or the required information is shown in the financial statements or the notes thereto.

Schedule II — Valuation and Qualifying Accounts
Stanley Black & Decker, Inc. and Subsidiaries
Fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011
(Millions of Dollars)

		ADDITIONS
	Beginning Balance	Charged to Costs and Expenses	Charged To Other Accounts(b)	(a) Deductions	Ending Balance
Allowance for Doubtful Accounts:
Year Ended 2013	$65.8	$13.7	$4.5	$(13.7)	$70.3
Year Ended 2012	$53.3	$11.1	$20.2	$(18.8)	$65.8
Year Ended 2011	$53.6	$15.1	$5.6	$(21.0)	$53.3
Tax Valuation Allowance:
Year Ended 2013 (c)	$545.2	$4.4	$15.0	$(13.9)	$550.7
Year Ended 2012	$298.6	$308.4	$(6.8)	$(55.0)	$545.2
Year Ended 2011	$257.5	$73.5	$2.5	$(34.9)	$298.6

(a)	With respect to the allowance for doubtful accounts, deductions represent amounts charged-off less recoveries of accounts previously charged-off.

(b)	Amounts represent the impact of foreign currency translation, acquisitions and net transfers to/from other accounts.

(c)	Refer to Note Q, Income Taxes, of the Notes to Consolidated Financial Statements in Item 8 for further discussion.
The prior year amounts in the table above have been recast to exclude the amounts relating to businesses classified as discontinued operations. Refer to Note T, Discontinued Operations, of the Notes to Consolidated Financial Statements in Item 8 for further discussion.

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
In February 2013, Stanley Black & Decker acquired Infastech for $826.4 million. Since Stanley Black & Decker has not yet fully incorporated the internal controls and procedures of Infastech into Stanley Black & Decker's internal control over financial reporting, management excluded this business from its assessment of the effectiveness of internal control over financial reporting as of December 28, 2013. Infastech accounted for $1,430 million and $1,191 million of Stanley Black & Decker's total assets and net assets, respectively, as of December 28, 2013 and $443 million and $30 million of revenue and net income, respectively, for the year then ended.
Management has assessed the effectiveness of Stanley Black & Decker Inc.’s internal control over financial reporting as of December 28, 2013, with the exception of the aforementioned Infastech acquisition. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (1992 Framework). Management concluded that based on its assessment, Stanley Black & Decker, Inc.’s internal control over financial reporting was effective as of December 28, 2013. Ernst & Young LLP, Registered Public Accounting Firm included in this annual report, has issued an attestation report on the registrant’s internal control over financial reporting, a copy of which appears on page 53.

/s/ John F. Lundgren
John F. Lundgren, Chairman and Chief Executive Officer

/s/ Donald Allan Jr.
Donald Allan Jr., Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stanley Black & Decker, Inc.
We have audited the accompanying consolidated balance sheets of Stanley Black & Decker, Inc. and subsidiaries (the “Company”) as of December 28, 2013 and December 29, 2012, and the related consolidated statements of operations, comprehensive income, cash flows and shareowners’ equity for each of the three fiscal years in the period ended December 28, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company, at December 28, 2013 and December 29, 2012, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 20, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Hartford, Connecticut
February 20, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stanley Black & Decker, Inc.
We have audited Stanley Black & Decker, Inc.’s and subsidiaries (the “Company’s”) internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Infastech, which is included in the December 28, 2013 consolidated financial statements of Stanley Black & Decker, Inc. and subsidiaries and constituted $1,430 million and $1,191 million of total and net assets, respectively, as of December 28, 2013 and $443 million and $30 million of revenues and net income, respectively, for the fiscal year then ended. Our audit of internal control over financial reporting of Stanley Black & Decker, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Infastech.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 28, 2013 and December 29, 2012, and the related consolidated statements of operations, comprehensive income, cash flows and shareowners' equity for each of the three fiscal years in the period ended December 28, 2013 of the Company and our report dated February 20, 2014 expressed an unqualified opinion thereon.

/s/ Ernst &Young, LLP
Hartford, Connecticut
February 20, 2014

Consolidated Statements of Operations
Fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011
(In Millions of Dollars, Except Per Share Amounts)

	2013	2012	2011
Net Sales	$11,001.2	$10,147.9	$9,376.5
Costs and Expenses
Cost of sales	$7,068.3	$6,452.4	$5,925.7
Selling, general and administrative	2,700.9	2,488.8	2,342.4
Provision for doubtful accounts	13.7	11.1	15.1
Other-net	287.4	299.8	254.3
Restructuring charges and asset impairments	176.1	174.0	66.2
Loss on debt extinguishment	20.6	45.5	—
Interest income	(12.8)	(10.1)	(26.5)
Interest expense	160.4	144.2	140.4
	$10,414.6	$9,605.7	$8,717.6
Earnings from continuing operations before income taxes	586.6	542.2	658.9
Income taxes on continuing operations	69.3	78.2	52.3
Earnings from continuing operations	$517.3	$464.0	$606.6
Less: Net loss attributable to non-controlling interests	(1.0)	(0.8)	(0.1)
Net earnings from continuing operations attributable to common shareowners	$518.3	$464.8	$606.7
(Loss) earnings from discontinued operations before income taxes (including pretax gain on HHI sale of $384.7 million in 2012)	(42.0)	488.8	104.4
Income tax (benefit) expense on discontinued operations (including income taxes associated with the gain on HHI sale of $25.8 million in 2012)	(14.0)	69.8	36.5
Net (loss) earnings from discontinued operations	$(28.0)	$419.0	$67.9
Net Earnings Attributable to Common Shareowners	$490.3	$883.8	$674.6
Basic earnings (loss) per share of common stock:
Continuing operations	$3.34	$2.85	$3.65
Discontinued operations	(0.18)	2.57	0.41
Total basic earnings per share of common stock	$3.16	$5.41	$4.06
Diluted earnings (loss) per share of common stock:
Continuing operations	$3.26	$2.79	$3.57
Discontinued operations	(0.18)	2.51	0.40
Total diluted earnings per share of common stock	$3.09	$5.30	$3.97
See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
Fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011
(In Millions of Dollars)

	2013	2012	2011
Net earnings	$490.3	$883.8	$674.6
Other comprehensive (loss) income :
Currency translation adjustment and other	(99.9)	116.8	(116.5)
Unrealized gains (losses) on cash flow hedges, net of tax	16.2	(17.6)	(25.7)
Unrealized losses on net investment hedges, net of tax	(13.5)	(30.5)	(0.1)
Pension losses, net of tax	(13.8)	(107.5)	(90.6)
Other comprehensive loss	$(111.0)	$(38.8)	$(232.9)
Comprehensive income attributable to common shareowners	$379.3	$845.0	$441.7

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
December 28, 2013 and December 29, 2012
(Millions of Dollars)

	2013	2012
Assets
Current Assets
Cash and cash equivalents	$496.2	$716.0
Accounts and notes receivable, net	1,633.0	1,525.8
Inventories, net	1,485.2	1,304.6
Prepaid expenses	171.0	199.1
Assets held for sale	10.1	171.7
Other current assets	173.2	194.1
Total Current Assets	3,968.7	4,111.3
Property, Plant and Equipment, net	1,485.3	1,329.9
Goodwill	7,565.3	7,015.5
Customer Relationships, net	1,194.2	1,077.6
Trade Names, net	1,703.3	1,680.9
Other Intangible Assets, net	170.1	173.0
Other Assets	448.2	455.8
Total Assets	$16,535.1	$15,844.0
Liabilities and Shareowners’ Equity
Current Liabilities
Short-term borrowings	$392.7	$1.1
Current maturities of long-term debt	9.9	10.4
Accounts payable	1,575.9	1,345.9
Accrued expenses	1,236.2	1,680.0
Liabilities held for sale	6.3	37.3
Total Current Liabilities	3,221.0	3,074.7
Long-Term Debt	3,799.4	3,526.5
Deferred Taxes	914.4	946.0
Post-retirement Benefits	744.2	816.1
Other Liabilities	975.6	753.6
Commitments and Contingencies (Notes R and S)	—	—
Shareowners’ Equity
Stanley Black & Decker, Inc. Shareowners’ Equity
Preferred stock, without par value: Authorized and unissued 10,000,000 shares	—	—
Common stock, par value $2.50 per share: Authorized 300,000,000 shares in 2013 and 2012 Issued 176,902,738 shares in 2013 and 176,906,265 shares in 2012	442.3	442.3
Retained earnings	3,484.9	3,299.5
Additional paid in capital	4,878.6	4,473.5
Accumulated other comprehensive loss	(499.0)	(388.0)
ESOP	(53.2)	(62.8)
	8,253.6	7,764.5
Less: common stock in treasury (21,423,508 shares in 2013 and 16,954,238 shares in 2012)	(1,454.4)	(1,097.4)
Stanley Black & Decker, Inc. Shareowners’ Equity	6,799.2	6,667.1
Non-controlling interests	81.3	60.0
Total Shareowners’ Equity	6,880.5	6,727.1
Total Liabilities and Shareowners’ Equity	$16,535.1	$15,844.0
See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011
(Millions of Dollars)

	2013	2012	2011
Operating Activities:
Net earnings attributable to common shareowners	$490.3	$883.8	$674.6
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	238.0	237.9	228.5
Amortization of intangibles	203.3	207.4	181.6
Inventory step-up amortization	15.4	6.3	0.8
Pretax (gain) loss on sales of businesses	(14.0)	(384.7)	16.2
Loss on debt extinguishment	20.6	45.5	—
Asset impairments	40.9	10.8	0.6
Stock-based compensation expense	66.4	89.7	68.9
Provision for doubtful accounts	13.7	11.3	15.9
Deferred tax benefit	(135.7)	(50.4)	(8.7)
Income tax settlements	0.9	(49.0)	(73.4)
Debt-fair value amortization	(5.1)	(18.3)	(34.1)
Other non-cash items	2.8	(28.5)	(12.2)
Changes in operating assets and liabilities:
Accounts receivable	11.3	(55.2)	10.1
Inventories	(101.9)	11.4	(90.2)
Accounts payable	105.0	109.1	214.2
Deferred revenue	(1.1)	(17.6)	(6.0)
Accrued expenses	(156.0)	24.2	2.2
Other current assets	13.5	(151.7)	28.4
Long-term receivables	(11.8)	(15.2)	(21.1)
Defined benefit liabilities	(110.2)	(107.0)	(130.5)
Other long-term liabilities	152.6	351.9	(110.8)
Other long-term assets	29.1	(145.5)	43.9
Net cash provided by operating activities	868.0	966.2	998.9
Investing Activities:
Capital expenditures	(365.6)	(386.0)	(302.1)
Proceeds from sales of assets	4.0	9.6	29.4
Business acquisitions, net of cash acquired	(933.9)	(707.3)	(1,179.6)
Proceeds from sales of businesses, net of cash sold	93.5	1,260.6	27.1
Undesignated interest rate swap terminations	—	—	(3.1)
Proceeds (payments) for net investment hedge settlements	3.6	5.8	(36.0)
Net cash (used in) provided by investing activities	(1,198.4)	182.7	(1,464.3)
Financing Activities:
Payments on long-term debt	(302.2)	(1,422.3)	(403.2)
Proceeds from debt issuance	726.7	1,523.5	421.0
Net short-term borrowings (repayments)	388.7	(19.0)	(199.4)
Stock purchase contract fees	(3.2)	(3.2)	(3.2)
Purchase of common stock for treasury	(39.2)	(1,073.9)	(11.1)
Cash settlement on forward stock purchase contract	18.8	—	—
Payment on forward share purchase contract	(350.0)	—	—
Net premium paid on equity option	(83.2)	(29.5)	(19.6)
Premium paid on debt extinguishment	(42.8)	(91.0)	—
Termination of interest rate swaps	—	58.2	—
Termination of forward starting interest rate swaps	—	(102.6)	—
Proceeds from issuances of common stock	154.6	126.4	119.6
Cash dividends on common stock	(312.7)	(304.0)	(275.9)
Net cash provided by (used in) financing activities	155.5	(1,337.4)	(371.8)
Effect of exchange rate changes on cash	(44.9)	(2.4)	1.3
Decrease in cash and cash equivalents	(219.8)	(190.9)	(835.9)
Cash and cash equivalents, beginning of year	716.0	906.9	1,742.8
Cash and cash equivalents, end of year	$496.2	$716.0	$906.9
See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareowners’ Equity
Fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011
(Millions of Dollars, Except Per Share Amounts)

	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	ESOP	Treasury Stock	Non- Controlling Interests	Shareowners’ Equity
Balance January 1, 2011	$440.7	$4,885.7	$2,301.8	$(116.3)	$(74.5)	$(420.4)	$52.7	$7,069.7
Net earnings	—	—	674.6	—	—	—	(0.1)	674.5
Other comprehensive loss				(232.9)				(232.9)
Cash dividends declared — $1.64 per share			(271.3)					(271.3)
Issuance of common stock		(22.4)				123.7		101.3
Forward obligation to purchase treasury shares		(350.0)						(350.0)
Equity purchase contracts — stock issuance		(0.4)						(0.4)
Net premium paid and settlement of equity option		(19.4)				(0.2)		(19.6)
Repurchase of common stock (164,710 shares)						(11.1)		(11.1)
Non-controlling interests of acquired businesses							10.6	10.6
Other, stock-based compensation related		68.9						68.9
Tax benefit related to stock options exercised		18.9						18.9
ESOP and related tax benefit			2.2		6.0			8.2
Balance December 31, 2011	$440.7	$4,581.3	$2,707.3	$(349.2)	$(68.5)	$(308.0)	$63.2	$7,066.8
Net earnings			883.8				(0.8)	883.0
Other comprehensive loss				(38.8)				(38.8)
Cash dividends declared — $1.80 per share			(293.8)				(1.0)	(294.8)
Issuance of common stock		(52.7)				161.4		108.7
Convertible equity-hedge share receipt		46.9				(46.9)		—
Delivery to Convertible note holder	1.6	(1.6)						—
Net premium paid on equity option		(29.5)						(29.5)
Repurchase of common stock (12,613,068 shares)		(170.0)				(903.9)		(1,073.9)
Non-controlling interest buyout		(8.3)					(13.3)	(21.6)
Non-controlling interests of acquired businesses							11.9	11.9
Stock-based compensation related		89.7						89.7
Tax benefit related to stock options exercised		17.7						17.7
ESOP and related tax benefit			2.2		5.7			7.9
Balance December 29, 2012	$442.3	$4,473.5	$3,299.5	$(388.0)	$(62.8)	$(1,097.4)	$60.0	$6,727.1
Net earnings			490.3				(1.0)	489.3
Other comprehensive loss				(111.0)				(111.0)
Cash dividends declared — $1.98 per share			(307.1)				—	(307.1)
Issuance of common stock		(115.6)				250.1		134.5
Settlement of forward share repurchase contract		350.0				(350.0)		—
Equity units — non-cash stock contract fees		(40.2)						(40.2)
Equity units — offering fees		(9.2)						(9.2)
Net premium paid on equity option		(83.2)						(83.2)
Repurchase of common stock (2,225,732 shares)		217.9				(257.1)		(39.2)
Non-controlling interest buyout		(1.1)					(15.2)	(16.3)
Non-controlling interests of acquired businesses							37.5	37.5
Stock-based compensation related		66.4						66.4
Tax benefit related to stock options exercised		20.1						20.1
ESOP and related tax benefit			2.2		9.6			11.8
Balance December 28, 2013	$442.3	$4,878.6	$3,484.9	$(499.0)	$(53.2)	$(1,454.4)	$81.3	$6,880.5

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

A. SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION — The Consolidated Financial Statements include the accounts of Stanley Black & Decker, Inc. and its majority-owned subsidiaries (collectively the “Company”) which require consolidation, after the elimination of intercompany accounts and transactions. The Company’s fiscal year ends on the Saturday nearest to December 31. There were 52 weeks in the fiscal years 2013, 2012 and 2011.
During the third quarter of 2013, the Company classified two small businesses within the Security and Industrial segments as held for sale based on management's intention to sell these businesses. The business within the Industrial segment was subsequently sold in February 2014. In December 2012, the Company sold its Hardware & Home Improvement business ("HHI"), including the residential portion of Tong Lung, to Spectrum Brands Holdings, Inc. ("Spectrum") for approximately $1.4 billion in cash. The purchase and sale agreement stipulated that the sale occur in a First and Second Closing. The First Closing, which excluded the residential portion of the Tong Lung business, occurred on December 17, 2012 and resulted in an after-tax gain of $358.9 million. The Second Closing, in which the residential portion of the Tong Lung business was sold for $93.5 million in cash, occurred on April 8, 2013 and resulted in an after-tax gain of $4.7 million. During 2011, the Company sold three small businesses for total cash proceeds of $27.1 million. The operating results of these businesses have been reported as discontinued operations in the Consolidated Financial Statements. Amounts previously reported have been reclassified to conform to this presentation in accordance with ASC 205, "Presentation of Financial Statements," to allow for meaningful comparison of continuing operations. The Consolidated Balance Sheets as of December 28, 2013 and December 29, 2012 aggregate amounts associated with discontinued operations as described above. Refer to Note T, Discontinued Operations, for further discussion.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates. Certain amounts reported in the previous years have been reclassified to conform to the 2013 presentation.
FOREIGN CURRENCY — For foreign operations with functional currencies other than the U.S. dollar, asset and liability accounts are translated at current exchange rates; income and expenses are translated using average exchange rates. Translation adjustments are reported in a separate component of shareowners’ equity and exchange gains and losses on transactions are included in earnings.
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
The Company assesses its long-lived assets for impairment when indicators that the carrying amounts may not be recoverable are present. In assessing long-lived assets for impairment, the Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are generated (“asset group”) and estimates the undiscounted future cash flows that are directly associated with, and expected to be generated from, the use of and eventual disposition of the asset group. If the carrying value is greater than the undiscounted cash flows, an impairment loss must be determined and the asset group is written down to fair value. The impairment loss is quantified by comparing the carrying amount of the asset group to the estimated fair value, which is determined using weighted-average discounted cash flows that consider various possible outcomes for the disposition of the asset group.
GOODWILL AND INTANGIBLE ASSETS — Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Intangible assets acquired are recorded at estimated fair value. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are tested for impairment annually during the third quarter, and at any time when events suggest an impairment more likely than not has occurred. The Company adopted ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” for its 2013 goodwill impairment test. ASU 2011-08 permits companies to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. In performing the qualitative assessment, the Company identifies and considers the significance of relevant key factors, events, and circumstances that could affect the fair value of each reporting unit. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as actual and planned financial performance. The Company also assesses changes in each reporting unit's fair value and carrying amount since the most recent date a fair value measurement was performed. Under the two-step quantitative goodwill impairment test, if applicable, the fair value of the reporting unit is compared to its respective carrying amount including goodwill. To estimate fair value of reporting units under the two-step quantitative approach, the Company uses assumptions about future cash flows based on long-range strategic plans. This approach incorporates many assumptions including future growth rates, discount factors and tax rates. In the event the carrying amount of a reporting unit exceeds its fair value, an impairment loss would be recognized to the extent the carrying amount of the reporting unit's goodwill exceeded the implied fair value of the goodwill. The qualitative assessments and quantitative analyses are completed separately with respect to the goodwill of each of the Company’s reporting units.
Indefinite-lived intangible assets are tested for impairment by comparing the carrying amounts to the current fair market values, usually determined by the estimated cost to lease the assets from third parties. Intangible assets with definite lives are amortized over their estimated useful lives generally using an accelerated method. Under this accelerated method, intangible assets are amortized reflecting the pattern over which the economic benefits of the intangible assets are consumed. Definite-lived intangible assets are also evaluated for impairment when impairment indicators are present. If the carrying amount exceeds the total undiscounted future cash flows, a discounted cash flow analysis is performed to determine the fair value of the asset. If the carrying amount of the asset were to exceed the fair value, it would be written down to fair value. No significant goodwill or other intangible asset impairments were recorded during 2013, 2012 or 2011.

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
In the event it becomes probable the forecasted transaction to which a cash flow hedge relates will not occur, the derivative would be terminated and the amount in other comprehensive income would generally be recognized in earnings. Changes in the fair value of derivatives used as hedges of the net investment in foreign operations, to the extent they are effective, are reported in other comprehensive income and are deferred until the subsidiary is sold. Changes in the fair value of derivatives designated as hedges under ASC 815, “Derivatives and Hedging” (“ASC 815”), including any portion that is considered ineffective, are reported in earnings in the same caption where the hedged items are recognized. Changes in the fair value of derivatives not designated as hedges under ASC 815 are reported in earnings in Other-net. Refer to Note I, Derivative Financial Instruments, for further discussion.
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
Multiple Element Arrangements: Approximately seven percent of the Company’s revenues are generated by multiple element arrangements, primarily in the Security segment. When a sales agreement involves multiple elements, deliverables are separately identified and consideration is allocated based on their relative selling price in accordance with ASC 605-25, “Revenue Recognition — Multiple-Element Arrangements.”
Sales of security monitoring systems may have multiple elements, including equipment, installation and monitoring services. For these arrangements, the Company assesses its revenue arrangements to determine the appropriate units of accounting, with each deliverable provided under the arrangement considered a separate unit of accounting. Amounts assigned to each unit of accounting are based on an allocation of total arrangement consideration using a hierarchy of estimated selling price for the deliverables. The selling price used for each deliverable will be based on Vendor Specific Objective Evidence (“VSOE”) if available, Third Party Evidence (“TPE”) if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. Revenue recognized for equipment and installation is limited to the lesser of their allocated amounts under the estimated selling price hierarchy or the non-contingent up-front consideration received at the time of installation, since collection of future amounts under the arrangement with the customer is contingent upon the delivery of monitoring services.
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

COST OF SALES AND SELLING, GENERAL & ADMINISTRATIVE — Cost of sales includes the cost of products and services provided reflecting costs of manufacturing and preparing the product for sale. These costs include expenses to acquire and manufacture products to the point that they are allocable to be sold to customers and costs to perform services pertaining to service revenues (e.g. installation of security systems, automatic doors, and security monitoring costs). Cost of sales is primarily comprised of inbound freight, direct materials, direct labor as well as overhead which includes indirect labor and facility and equipment costs. Cost of sales also includes quality control, procurement and material receiving costs as well as internal transfer costs. SG&A costs include the cost of selling products as well as administrative function costs. These expenses generally represent the cost of selling and distributing the products once they are available for sale and primarily include salaries and commissions of the Company’s sales force, distribution costs, notably salaries and facility costs, as well as administrative expenses for certain support functions and related overhead.
ADVERTISING COSTS — Television advertising is expensed the first time the advertisement airs, whereas other advertising is expensed as incurred. Advertising costs are classified in SG&A and amounted to $121.1 million in 2013, $121.4 million in 2012, and $134.4 million in 2011. Expense pertaining to cooperative advertising with customers reported as a reduction of Net sales was $172.4 million in 2013, $159.8 million in 2012, and $151.7 million in 2011. Cooperative advertising with customers classified as SG&A expense amounted to $6.0 million in 2013, $4.4 million in 2012, and $7.4 million in 2011.
SALES TAXES — Sales and value added taxes collected from customers and remitted to governmental authorities are excluded from Net sales reported in the Consolidated Statements of Operations.
SHIPPING AND HANDLING COSTS — The Company generally does not bill customers for freight. Shipping and handling costs associated with inbound freight are reported in Cost of sales. Shipping costs associated with outbound freight are reported as a reduction of Net sales and amounted to $201.6 million, $181.2 million, and $158.3 million in 2013, 2012, and 2011, respectively. Distribution costs are classified as SG&A and amounted to $230.4 million, $203.0 million and $202.2 million in 2013, 2012 and 2011, respectively.
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
NEW ACCOUNTING STANDARDS — In July 2013, the Financial Accounting Standards Board ("FASB") issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The FASB's objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. New recurring disclosures are not required because the ASU does not affect the recognition or measurement of uncertain tax positions under ASC 740. This ASU is effective for reporting periods beginning after December 15, 2013 with early adoption permitted. The Company did not early adopt this guidance for the year ended December 28, 2013. The Company is in the process of quantifying the effect of adopting this guidance.
In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This guidance applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. This standard update is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company is currently evaluating the impact of adopting this guidance.
In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." This standard requires additional disclosures regarding the reporting of reclassifications out of accumulated other comprehensive income (AOCI). This standard update is effective for reporting periods beginning after December 15, 2012. The Company adopted this guidance during the first quarter of 2013.
In 2011 and 2012, the FASB issued ASU 2011-08, "Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment" and ASU 2012-02, "Intangibles - Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangibles Assets for Impairment." The objective of these standard updates was to reduce the costs and complexity of performing impairment tests for goodwill and indefinite-lived intangible assets by providing entities an option to perform a "qualitative" assessment to determine whether further impairment testing is necessary. The Company adopted this guidance in conjunction with its 2013 annual impairment testing.

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

In December 2011, the FASB issued guidance enhancing disclosure requirements on the nature of an entity's right to offset and related arrangements associated with its financial and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. The new disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013 and interim periods therein. The adoption of this guidance did not have a material impact to Company's consolidated financial statements.

B. ACCOUNTS AND NOTES RECEIVABLE

(Millions of Dollars)	2013	2012
Trade accounts receivable	$1,410.9	$1,328.6
Trade notes receivable	141.5	125.9
Other accounts receivable	151.5	137.1
Gross accounts and notes receivable	1,703.9	1,591.6
Allowance for doubtful accounts	(70.9)	(65.8)
Accounts and notes receivable, net	$1,633.0	$1,525.8
Long-term trade notes receivable, net	$157.8	$146.0
Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries. Adequate reserves have been established to cover anticipated credit losses. Long-term trade financing receivables of $157.8 million and $146.0 million at December 28, 2013 and December 29, 2012, respectively, are reported within Other Assets in the Consolidated Balance Sheets. Financing receivables and long-term financing receivables are predominately related to certain security equipment leases with commercial businesses. Generally, the Company retains legal title to any equipment leases and bears the right to repossess such equipment in an event of default. All financing receivables are interest bearing and the Company has not classified any financing receivables as held-for-sale. Interest income earned from financing receivables that are not delinquent is recorded on the effective interest method. The Company considers any financing receivable that has not been collected within 90 days of original billing date as past-due or delinquent. Additionally, the Company considers the credit quality of all past-due or delinquent financing receivables as nonperforming.
The Company has an accounts receivable sale program that expires on December 11, 2014. According to the terms of that program the Company is required to sell certain of its trade accounts receivables at fair value to a wholly owned, consolidated, bankruptcy-remote special purpose subsidiary (“BRS”). The BRS, in turn, must sell such receivables to a third-party financial institution (“Purchaser”) for cash and a deferred purchase price receivable. The Purchaser’s maximum cash investment in the receivables at any time is $100.0 million. The purpose of the program is to provide liquidity to the Company. The Company accounts for these transfers as sales under ASC 860 “Transfers and Servicing”. Receivables are derecognized from the Company’s Consolidated Balance Sheets when the BRS sells those receivables to the Purchaser. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred purchase price receivable. At December 28, 2013, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.
At December 28, 2013 and December 29, 2012, $84.8 million and $80.0 million, respectively, of net receivables were derecognized. Gross receivables sold amounted to $1,328.4 million ($1,151.4 million, net) for the year ended December 28, 2013 and $1,151.2 million ($1,011.3 million, net) for the year ended December 29, 2012. These sales resulted in a pre-tax loss of $2.6 million and $3.0 million for the years ended December 28, 2013 and December 29, 2012, respectively. These pre-tax losses include servicing fees of $0.6 million and $0.5 million for the years ended December 28, 2013 and December 29, 2012, respectively. Proceeds from transfers of receivables to the Purchaser totaled $1,142.0 million and $1,001.1 million for the years ended December 28, 2013 and December 29, 2012, respectively. Collections of previously sold receivables, including deferred purchase price receivables, and all fees, which are settled one month in arrears, resulted in payments to the Purchaser of $1,136.5 million and $1,013.5 million for the years ended December 28, 2013 and December 29, 2012, respectively.
The Company’s risk of loss following the sale of the receivables is limited to the deferred purchase price receivable, which was $37.3 million at December 28, 2013 and $45.0 million at December 29, 2012. The deferred purchase price receivable will be repaid in cash as receivables are collected, generally within 30 days, and as such the carrying value of the receivable recorded approximates fair value. Delinquencies and credit losses on receivables sold were $1.0 million for the year ended
December 28, 2013 and $1.4 million for the year ended December 29, 2012. Cash inflows related to the deferred purchase price receivable totaled $370.0 million for the year ended December 28, 2013 and $289.5 million for the year ended December 29, 2012. All cash flows under the program are reported as a component of changes in accounts receivable within operating activities in the Consolidated Statements of Cash Flows since all the cash from the Purchaser is either: 1) received upon the initial sale of the receivable; or 2) from the ultimate collection of the underlying receivables and the underlying receivables are not subject to significant risks, other than credit risk, given their short-term nature.

C. INVENTORIES

(Millions of Dollars)	2013	2012
Finished products	$1,081.5	$956.8
Work in process	128.8	121.9
Raw materials	274.9	225.9
Total	$1,485.2	$1,304.6
Net inventories in the amount of $440.2 million at December 28, 2013 and $401.3 million at December 29, 2012 were valued at the lower of LIFO cost or market. If the LIFO method had not been used, inventories would have been $40.9 million higher than reported at December 28, 2013 and $49.3 million higher than reported at December 29, 2012.

D. PROPERTY, PLANT AND EQUIPMENT

(Millions of Dollars)	2013	2012
Land	$141.4	$113.5
Land improvements	34.2	29.9
Buildings	537.4	470.7
Leasehold improvements	94.3	73.6
Machinery and equipment	1,845.2	1,637.2
Computer software	382.8	363.8
Property, plant & equipment, gross	$3,035.3	$2,688.7
Less: accumulated depreciation and amortization	(1,550.0)	(1,358.8)
Property, plant & equipment, net	$1,485.3	$1,329.9
Depreciation and amortization expense associated with property, plant and equipment was as follows:

(Millions of Dollars)	2013	2012	2011
Depreciation	$208.7	$210.6	$194.4
Amortization	29.3	27.3	34.1
Depreciation and amortization expense	$238.0	$237.9	$228.5

The amounts above are inclusive of depreciation and amortization expense for discontinued operations amounting to $1.0 million in 2013, $21.8 million in 2012 and $24.7 million in 2011.
E. ACQUISITIONS

2013 ACQUISITIONS

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

The Infastech acquisition has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. The following table summarizes the estimated fair values of major assets acquired and liabilities assumed:

(Millions of Dollars)
Cash and cash equivalents	$82.0
Accounts and notes receivable, net	117.4
Inventories, net	88.6
Prepaid expenses and other current assets	5.7
Property, plant and equipment, net	47.9
Trade names	22.0
Customer relationships	251.0
Technology	28.0
Other assets	2.2
Accounts payable	(99.2)
Accrued expenses	(38.4)
Deferred taxes	(90.4)
Other liabilities	(18.9)
Total identifiable net assets	$397.9
Goodwill	510.5
Total consideration transferred	$908.4

The weighted average useful lives assigned to the trade names, customer relationships, and technology were 15 years, 12.7 years, and 10 years, respectively.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected cost synergies of the combined business, assembled workforce, and the going concern nature of Infastech.

The purchase price allocation for Infastech is substantially complete.  As the Company finalizes its purchase price allocation, it is anticipated that additional adjustments will be recorded relating to the valuations of certain assets, various opening balance sheet contingencies and income tax matters, and for other minor items.  The Company will complete its purchase price allocation in the first quarter of 2014.  The finalization of the Company's purchase accounting assessment will result in changes in the valuation of assets acquired and liabilities assumed, which the Company does not expect to be material.

GQ
On May 28, 2013, the Company purchased a 60% controlling share in Jiangsu Guoqiang Tools Co., Ltd. ("GQ") for a total purchase price of $48.5 million net of cash acquired. The fair value of the non-controlling interest is $34.4 million. GQ is a manufacturer and seller of power tools, armatures and stators in both domestic and foreign markets. The acquisition of GQ complements the Company's existing power tools product offerings and further diversifies the Company's operations and international presence. GQ is headquartered in Qidong, China and is being consolidated into the Company's CDIY segment. The estimated net assets acquired of GQ, including $34.2 million of intangible assets and $3.5 million of cash, totaled approximately $36.2 million and the resulting goodwill was $50.2 million. The total purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The purchase accounting for GQ is preliminary, principally with respect to the finalization of intangible asset valuations, amongst others.

Four smaller acquisitions were completed during 2013 for a total purchase price of $40.9 million, net of cash acquired, which are being integrated into each of the Company’s three segments.
2012 ACQUISITIONS
During 2012, the Company completed seven acquisitions for a total purchase price of $696.0 million, net of cash acquired. The largest of these acquisitions were AeroScout Inc. (“AeroScout”), which was purchased for $238.8 million, net of cash acquired, and Powers Fasteners, Inc. (“Powers”), which was purchased for $220.5 million, net of cash acquired. AeroScout develops, manufactures, and sells Real-Time Locating Systems ("RTLS") primarily to healthcare and certain industrial customers. Powers distributes fastening products such as mechanical anchors, adhesive anchoring systems, and powered forced-entry systems, mainly for commercial construction end customers. AeroScout was purchased in the second quarter of 2012 and has been integrated within the Security and Industrial segments. Powers was also purchased in the second quarter of 2012 and is part of the CDIY segment. The combined assets acquired for these acquisitions, including $169.9 million of intangible assets and $7.7 million of cash, totaled approximately $279.4 million, and the combined liabilities totaled approximately $95.3 million. The related goodwill associated with these two acquisitions is approximately $282.9 million. The total purchase price for the acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The purchase accounting for these acquisitions is complete.

Five smaller acquisitions were completed during 2012 for a total purchase price of $236.7 million. The largest of these acquisitions were Lista North America (“Lista”), which was purchased for $89.7 million, net of cash acquired, and Tong Lung Metal Industry Co. ("Tong Lung"), in which the Company purchased an 89% controlling share for $102.8 million, net of cash acquired, and assumed $20.1 million of short term debt. In January 2013, the Company purchased the remaining outstanding shares of Tong Lung for approximately $12 million. Lista's storage and workbench solutions complement the Industrial & Automotive Repair division's tool, storage, radio frequency identification ("RFID")-enabled systems, and specialty supply product and service offerings. Tong Lung manufactures and sells commercial and residential locksets. The residential portion of the business was part of the December 2012 HHI sale and closed on April 8, 2013. Refer to Note T, Discontinued Operations, for further discussion. Lista was purchased in the first quarter of 2012 and is part of the Industrial segment. Tong Lung was purchased in the third quarter of 2012 and is part of the Security segment. The purchase accounting for these acquisitions is complete.
2011 ACQUISITIONS
NISCAYAH
In September 2011, the Company acquired Niscayah, one of the largest access control and surveillance solutions providers in Europe. Niscayah's integrated security solutions include video surveillance, access control, intrusion alarms and fire alarm systems, and its offerings include design and installation services, maintenance and repair, and monitoring systems. The acquisition expanded and complemented the Company’s legacy security product offerings and further diversified the Company’s operations and international presence.
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
The Niscayah acquisition was accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The purchase price allocation for Niscayah was completed during the third quarter of 2012 within the measurement period. The following table summarizes the estimated fair values of major assets acquired and liabilities assumed:

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
OTHER 2011 ACQUISITIONS
During 2011, the Company completed nine additional acquisitions for a total purchase price of $216.2 million, net of cash acquired. The largest of these acquisitions were Infologix, Inc. ("Infologix") and Microtec Enterprises, Inc. ("Microtec", which operates under the business name "AlarmCap"), which were purchased for $60.0 million and $58.8 million, respectively. Both acquisitions were consolidated into the Company's Security segment. The Company also completed seven smaller acquisitions across all segments for a combined purchase price of $97.4 million. The purchase accounting for these 2011 acquisitions has been completed.
ACTUAL AND PRO-FORMA IMPACT FROM ACQUISITIONS
Actual Impact from Acquisitions
The Company's Consolidated Statements of Operations for the year ended December 28, 2013 includes $481.4 million in net sales and $29.4 million in net earnings related to the 2013 acquisitions. These amounts include charges relating to the amortization of inventory step-up adjustments and intangible assets recorded as part of purchase accounting.
Pro-forma Impact from Acquisitions
The following table presents supplemental pro-forma information for continuing operations as if all of the 2013 and 2012 acquisitions had occurred on January 2, 2012. This pro-forma information includes acquisition-related charges. The pro-forma consolidated results are not necessarily indicative of what the Company’s consolidated net sales and net earnings would have been had the Company completed these acquisitions on January 2, 2012. In addition, the pro-forma consolidated results do not reflect the actual or expected realization of any cost savings associated with the acquisitions.

	Year-to-Date
(Millions of Dollars, except per share amounts)	2013	2012
Net sales	$11,113.2	$10,832.1
Net earnings from continuing operations attributable to common shareowners	549.2	492.1
Diluted earnings per share-continuing operations	3.46	2.95
The 2013 pro-forma results were calculated by combining the results of Stanley Black & Decker with the stand-alone results of the 2013 acquisitions for their respective pre-acquisition periods. The following adjustments were made to account for certain costs which would have been incurred during these pre-acquisition periods:

•
Elimination of the historical pre-acquisition intangible asset amortization expense and the addition of intangible asset amortization expense related to intangibles valued as part of the purchase price allocation that would have been incurred from January 1, 2013 to December 28, 2013, adjusted for the applicable tax impact.

•
Because the 2013 acquisitions were assumed to occur on January 1, 2012, there were no deal costs or inventory step-up amortization factored into the 2013 pro-forma year, as such expenses would have occurred in the first year following the acquisition.

The 2012 pro-forma results were calculated by combining the results of Stanley Black & Decker with the stand-alone results of the 2012 and 2013 acquisitions for their respective pre-acquisition periods. The following adjustments were made to account for certain costs which would have been incurred during these pre-acquisition periods:

•
Elimination of the historical pre-acquisition intangible asset amortization expense and the addition of intangible asset amortization expense related to intangibles valued as part of the purchase price allocation that would have been incurred from January 2, 2012 to December 29, 2012.

•	Additional expense for deal costs and inventory step-up adjustments, where applicable, which would have been amortized as the corresponding inventory was sold.

•	Reduced revenue for fair value adjustments made to deferred revenue, where applicable.

•	Because certain acquisitions were funded using existing sources of liquidity, additional interest expense was factored into the 2012 pro-forma year.

F. GOODWILL AND INTANGIBLE ASSETS
GOODWILL — The changes in the carrying amount of goodwill by segment are as follows:

(Millions of Dollars)	CDIY	Industrial	Security	Total
Balance December 29, 2012	$3,030.5	$1,391.6	$2,593.4	$7,015.5
Addition from acquisitions	55.7	534.0	0.2	589.9
Foreign currency translation and other	(25.9)	(8.7)	(5.5)	(40.1)
Balance December 28, 2013	$3,060.3	$1,916.9	$2,588.1	$7,565.3
In accordance with ASC 350, "Intangibles - Goodwill and Other", a portion of the goodwill associated with the Security segment was allocated to the residential portion of Tong Lung based on the relative fair value of the business disposed of and the portion of the reporting unit that was retained. Accordingly, goodwill for the Security segment was reduced by $33.6 million and classified within Assets held for sale as of December 29, 2012, and subsequently included in the gain on sale of the residential portion of Tong Lung in the second quarter of 2013.

As required by the Company's policy, goodwill and indefinite-lived trade names were tested for impairment in the third quarter of 2013.  The Company assessed the fair values of two of its reporting units utilizing a discounted cash flow valuation model as had been done in previous years and determined that, for each of the two reporting units, the fair values exceeded the respective carrying amounts. The key assumptions used were discount rates and perpetual growth rates applied to cash flow projections. Also inherent in the discounted cash flow valuations were near-term revenue growth rates over the next five years. These assumptions contemplated business, market and overall economic conditions. The fair values of indefinite-lived trade names were also assessed using a discounted cash flow valuation model. The key assumptions used included discount rates, royalty rates and perpetual growth rates applied to projected sales.

For the remaining four reporting units, the Company determined qualitatively that it was not more-likely-than-not that goodwill was impaired, and thus, the two-step goodwill impairment test was not required.  In making this determination, the Company considered the significant excess of fair value over carrying amount as calculated in the 2012 impairment test, favorable 2013 industry performance versus prior year, analyst multiples and other positive qualitative information, all of which indicated that it is more-likely-than-not that the fair values of the four reporting units were greater than the respective carrying amounts. Based on this evaluation of internal and external qualitative factors, the Company concluded that the two-step goodwill impairment test was not required for these four reporting units.

In 2012, the Company evaluated the goodwill of each of its reporting units utilizing a discounted cash flow valuation model and determined that the fair values exceeded the respective carrying amounts. In 2012, the Company concluded that no impairment existed for any of the reporting units.
INTANGIBLE ASSETS — Intangible assets at December 28, 2013 and December 29, 2012 were as follows:

	2013		2012
(Millions of Dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets — Definite lives
Patents and copyrights	$56.3	$(44.3)	$52.1	$(40.3)
Trade names	168.5	(79.4)	140.4	(67.5)
Customer relationships	1,985.5	(791.3)	1,701.3	(623.7)
Other intangible assets	281.0	(122.9)	262.1	(100.9)
Total	$2,491.3	$(1,037.9)	$2,155.9	$(832.4)
Total indefinite-lived trade names are $1,614.2 million at December 28, 2013 and $1,608.0 million at December 29, 2012. The change in value is predominately due to currency fluctuations.

Aggregate intangible assets amortization expense by segment was as follows:

(Millions of Dollars)	2013	2012	2011
CDIY	$37.7	$35.9	$31.8
Security	91.6	113.2	107.8
Industrial	74.0	58.3	42.0
Consolidated	$203.3	$207.4	$181.6
The amounts above are inclusive of amortization expense for discontinued operations amounting to $0.9 million in 2013 and $18.5 million in 2012 and 2011.
Future amortization expense in each of the next five years amounts to $194.1 million for 2014, $172.5 million for 2015, $155.6 million for 2016, $146.4 million for 2017, $135.5 million for 2018 and $649.3 million thereafter.

G. ACCRUED EXPENSES
Accrued expenses at December 28, 2013 and December 29, 2012 were as follows:

(Millions of Dollars)	2013	2012
Payroll and related taxes	$277.5	$293.0
Income and other taxes	87.8	220.7
Customer rebates and sales returns	78.9	77.1
Insurance and benefits	85.2	88.9
Accrued restructuring costs	193.8	125.2
Derivative financial instruments	66.6	78.0
Warranty costs	77.1	78.6
Deferred revenue	79.7	78.1
Forward stock purchase contract	—	350.0
Other	289.6	290.4
Total	$1,236.2	$1,680.0

H. LONG-TERM DEBT AND FINANCING ARRANGEMENTS
Long-term debt and financing arrangements at December 28, 2013 and December 29, 2012 follow:

(Millions of Dollars)	Interest Rate	2013	2012
Notes payable due 2016	5.75%	$—	$326.8
Notes payable due 2018 (junior subordinated)	2.25%	345.0	—
Notes payable due 2018 (junior subordinated)	4.25%	632.5	632.5
Notes payable due 2021	3.40%	382.2	417.1
Notes payable due 2022	2.90%	799.4	799.3
Notes payable due 2028	7.05%	147.7	169.6
Notes payable due 2040	5.20%	317.4	404.4
Notes payable due 2052 (junior subordinated)	5.75%	750.0	750.0
Notes payable due 2053 (junior subordinated)	5.75%	400.0	—
Other, payable in varying amounts through 2021	0.00% — 7.14%	35.1	37.2
Total long-term debt, including current maturities		$3,809.3	$3,536.9
Less: Current maturities of long-term debt		(9.9)	(10.4)
Long-term debt		$3,799.4	$3,526.5
Aggregate annual principal maturities of long-term debt for each of the years from 2014 to 2018 are $7.9 million, $5.4 million, $4.0 million, $3.3 million, $979.8 million, respectively and $2,912.3 million thereafter. These debt maturities represent the principal amounts to be paid and accordingly exclude the remaining $15.3 million of unamortized debt fair value adjustment, which increased the Black & Decker debt, as well as a loss of $118.7 million pertaining to fair value adjustments and unamortized interest rate swap termination gains as described in Note I, Derivative Financial Instruments. Interest paid during 2013, 2012 and 2011 amounted to $173.0 million, $167.0 million and $135.4 million, respectively.
On December 24, 2013, the Company remitted $351.8 million to the Trustee for the redemption of the $300 million of Black & Decker Corporation 5.75% senior notes due 2016.  The additional $51.8 million deposited with the Trustee was to ensure that the Trustee would have sufficient funds to redeem the notes in full under the related indenture on the specified redemption date under any and all circumstances.  Upon receipt of the funds, the Company’s obligations with respect to the notes and the related indenture were discharged and therefore, the notes were no longer an obligation of the Company.  As of December 28, 2013, of the $51.8 million paid, the Company had recorded a $42.8 million pre-tax loss related to the anticipated redemption premium and $9.0 million receivable.  The loss was offset by gains of $11.9 million related to the release of fair value adjustments made in purchase accounting, $8.1 million from the recognition of gains on previously terminated derivatives and $2.2 million of accrued interest, resulting in a net pre-tax loss of $20.6 million. On January 24, 2014, the Trustee formally discharged the notes for a redemption value of $342.8 million, inclusive of accrued interest and paid the Company the$9.0 million receivable.
On December 3, 2013, the Company issued $400.0 million aggregate principal amount of 5.75% fixed-to-floating rate junior subordinated debentures maturing December 15, 2053 (“2053 Junior Subordinated Debentures”). The 2053 Junior Subordinated Debentures will bear interest at a fixed rate of 5.75% per annum, payable semi-annually in arrears to, but excluding December 15, 2018. From and including December 15, 2018, the 2053 Junior Subordinated Debentures will bear interest at an annual rate equal to three-month LIBOR plus 4.304% payable quarterly in arrears. The 2053 Junior Subordinated Debentures are unsecured and rank subordinate and junior in right of payment to all of the Company’s existing and future senior debt. The 2053 Junior Subordinated Debentures rank equally in right of payment with all of the Company’s other unsecured junior subordinated debt. The Company received proceeds from the offering of $392.0 million, net of $8.0 million of underwriting discounts and commissions, before offering expenses. The Company used the net proceeds primarily to repay commercial paper borrowings. The Company may, so long as there is no event of default with respect to the debentures, defer interest payments on the debentures, from time to time, for one or more Optional Deferral Periods (as defined in the indenture governing the 2053 Junior Subordinated Debentures) of up to five consecutive years. Deferral of interest payments cannot extend beyond the maturity date of the debentures. The 2053 Junior Subordinated Debentures include an optional redemption provision whereby the Company may elect to redeem the debentures, in whole or in part, at a "make-whole" premium based on United States Treasury rates, plus accrued and unpaid interest if redeemed before December 15, 2018, or at 100% of their principal amount plus accrued and unpaid interest if redeemed after December 15, 2018. In addition, the Company may redeem the debentures in whole, but not in part, before December 15, 2018, if certain changes in tax laws, regulations or interpretations occur at 100% of their principal amount plus accrued and unpaid interest.

On December 3, 2013, the Company also issued 3,450,000 Equity Units, each with a stated value of $100 and received approximately $334.7 million in cash proceeds, as described in greater detail below.
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
In July 2012, the Company issued $750.0 million of junior subordinated debentures, maturing on July 25, 2052 (“2052 Junior Subordinated Debentures”) with fixed interest payable quarterly, in arrears, at a rate of 5.75% per annum. The 2052 Junior Subordinated Debentures are unsecured and rank subordinate and junior in right of payment to all of the Company's existing and future senior debt. The Company received net proceeds of $729.4 million and paid $20.6 million of fees associated with the transaction. The Company used the net proceeds from the offering for general corporate purposes, including repayment of debt and refinancing of near term debt maturities. The Company may, so long as there is no event of default with respect to the debentures, defer interest payments on the debentures, from time to time, for one or more Optional Deferral Periods (as defined in the indenture governing the 2052 Junior Subordinated Debentures) of up to five consecutive years per period. Deferral of interest payments cannot extend beyond the maturity date of the debentures. Additionally, the 2052 Junior Subordinated Debentures include an optional redemption whereby the Company may elect to redeem the debentures, in whole or in part, at the redemption price plus accrued and unpaid interest if redeemed before July 25, 2017, or at 100% of their principal amount plus accrued and unpaid interest if redeemed after July 25, 2017.

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
At December 28, 2013, the Company had fixed-to-floating interest rate swaps on its $150.0 million notes payable due in 2028. The carrying value of the notes payable due in 2028 includes a loss of $17.6 million pertaining to the fair value adjustment of the swaps and $15.3 million associated with fair value adjustments made in purchase accounting.

At December 28, 2013, the Company had fixed-to-floating interest rate swaps on its $400.0 million notes payable due in 2021. The carrying value of the notes payable due in 2021 includes a loss of $32.0 million pertaining to the fair value adjustment of the swaps and $14.5 million pertaining to the unamortized gain on previously terminated swaps and a $0.3 million unamortized discount on the notes.
At December 28, 2013, the Company had fixed-to-floating interest rate swaps on its $400.0 million notes payable due in 2040. The carrying value of the notes payable due in 2040 includes a loss of $82.4 million pertaining to the fair value adjustment of the swaps and a $0.2 million unamortized discount on the notes.
Unamortized gains and fair value adjustments associated with interest rate swaps are more fully discussed in Note I, Derivative Financial Instruments.
Commercial Paper and Credit Facilities
At December 28, 2013 the Company had $368.0 million of commercial paper borrowings outstanding and at December 29, 2012 the Company had no commercial paper borrowings outstanding against the Company’s $2.0 billion commercial paper program.

In June 2013, the Company terminated its four year $1.2 billion committed credit facility with the concurrent execution of a new five year $1.5 billion committed credit facility (the “Credit Agreement”). Borrowings under the Credit Agreement may include U.S. Dollars up to the $1.5 billion commitment or in Euro or Pounds Sterling subject to a foreign currency sub-limit of $400.0 million and bear interest at a floating rate dependent upon the denomination of the borrowing. Repayments must be made on June 27, 2018 or upon an earlier termination date of the Credit Agreement, at the election of the Company. Simultaneously, the Company terminated its $1.0 billion 364 day committed credit facility with the concurrent execution of a new $500 million 364 day committed credit facility (the "Facility"). The Facility contains a one year term-out provision and borrowings under the Facility may include U.S. Dollars up to the $500 million commitment or in Euro or Pounds Sterling subject to a foreign currency sub-limit of $250 million and bear interest at a floating rate dependent upon the denomination of the borrowing. Repayments must be made by June 26, 2014, unless the one year term-out election is made, or upon an earlier termination date of the Facility, at the election of the Company. The Credit Agreement and Facility are designated to be a liquidity back-stop for the Company's $2.0 billion commercial paper program. As of December 28, 2013, the Company has not drawn on either of these commitments.
In addition, the Company has short-term lines of credit that are primarily uncommitted, with numerous banks, aggregating $373.5 million, of which $258.2 million was available at December 28, 2013. Short-term arrangements are reviewed annually for renewal.
The aggregate amount of committed and uncommitted, long- and short-term lines is $2.4 billion, of which $24.7 million is recorded as short-term borrowings at December 28, 2013 excluding commercial paper borrowings outstanding under the commercial paper program. In addition, $115.3 million of the short-term credit lines was utilized primarily pertaining to outstanding letters of credit for which there are no required or reported debt balances. The weighted average interest rates on short-term borrowings, primarily commercial paper, for the fiscal years ended December 28, 2013 and December 29, 2012 were 0.3% and 0.4%, respectively.
Equity Units

On December 3, 2013, the Company issued 3,450,000 Equity Units (the “Equity Units”), each with a stated value of $100. The Equity Units are initially comprised of a 1/10, or 10%, undivided beneficial ownership in a $1,000 principal amount 2.25% junior subordinated note due 2018 (the “2018 Junior Subordinated Note”) and a forward common stock purchase contract (the “Equity Purchase Contract”). The Company received approximately $334.7 million in cash proceeds from the Equity Units, net of underwriting discounts and commissions, before offering expenses, and recorded $345.0 million in long-term debt. The proceeds were used primarily to repay commercial paper borrowings. The Company also used $9.7 million of the proceeds to enter into capped call transactions utilized to hedge potential economic dilution as described in more detail below.

Equity Purchase Contracts:

Each Equity Purchase Contract obligates the holders to purchase, on November 17, 2016, for a price of $100, between 1.0122 and 1.2399 shares of the Company’s common stock (subject to customary anti-dilution adjustments) or approximately 3.5 to 4.3 million common shares, respectively. If a fundamental change occurs, in certain circumstances, the number of shares of common stock deliverable upon settlement of the Equity Purchase Contracts will be increased by a make-whole amount, resulting in the issuance of a maximum of approximately 6.1 million shares of common stock. Upon settlement of the Equity Purchase Contracts on November 17, 2016, the Company expects to receive additional cash proceeds of $345.0 million. The Junior Subordinated 2018 Notes, described further below, are initially pledged as collateral to secure the holders’ obligations to purchase the Company’s common stock under the terms of the Equity Purchase Contracts. Equity Purchase Contract holders may elect to settle their obligations under the Equity Purchase Contracts early, in cash.

Holders of the Equity Purchase Contracts are paid contract adjustment payments (“Contract Adjustment Payments”) at a rate of 4.00% per annum, payable quarterly in arrears on February 17, May 17, August 17 and November 17 of each year, commencing February 17, 2014. The $40.2 million present value of the Contract Adjustment Payments reduced Shareowners’ Equity upon issuance of the Equity Units and a related liability for the present value of the cash payments of $40.2 million was recorded. As each quarterly Contract Adjustment Payment is made, the related liability is reduced and the difference between the cash payment and the present value of the Contract Adjustment Payment of approximately $0.6 million is accreted to interest expense over the three year term.

2018 Junior Subordinated Notes:

The $345.0 million aggregate principal amount of the 2018 Junior Subordinated Notes will mature on November 17, 2018. The 2018 Junior Subordinated Notes bear interest at a rate of 2.25% per annum, payable quarterly in arrears on February 17, May 17, August 17 and November 17 of each year, commencing February 17, 2014. The 2018 Junior Subordinated Notes are unsecured and rank subordinate and junior in right of payment to the Company’s existing and future senior indebtedness. The 2018 Junior Subordinated Notes initially rank equally in right of payment with all of the Company’s other unsecured junior subordinated debt.

The Company may elect, at its option, to remarket the 2018 Junior Subordinated Notes early during a period beginning on August 12, 2016 and ending October 26, 2016. Unless an early remarketing is successful, the Company will be required to remarket the 2018 Junior Subordinated Notes during a final remarketing period beginning on November 7, 2016 and ending November 14, 2016. Holders of Equity Units may elect not to participate in the remarketing by creating “Treasury Units” (replacing the 2018 Junior Subordinated Notes with zero-coupon U.S. Treasury securities as substitute collateral to secure their obligations under the Equity Purchase Contracts) or “Cash Settled Units” (replacing the 2018 Junior Subordinated Notes with cash as substitute collateral to secure their obligations under the Equity Purchase Contracts), or by settling the Equity Purchase Contracts early in cash prior to November 17, 2016. Upon a successful remarketing, the proceeds attributable to 2018 Junior Subordinated Notes that were components of Equity Units will be used to satisfy in full the Equity Unit holders’ obligations to purchase the Company’s common stock under the Equity Purchase Contracts (or, in the case of an early remarketing, will be used to purchase a portfolio of U.S. Treasury securities, the proceeds of which will be used to satisfy such obligations). At the time of the remarketing (1) the interest rate on the 2018 Junior Subordinated Notes may be re-set and (2) the ranking of the 2018 Junior Subordinated Notes will change such that they rank senior to all of the Company’s existing and future unsecured junior subordinated debt and junior to all of the Company’s existing and future senior debt.

Interest expense of $0.7 million was recorded for 2013 related to the contractual interest coupon on the 2018 Junior Subordinated Notes based upon the 2.25% annual rate.

Capped Call Transactions:

In order to offset the potential economic dilution associated with the common shares issuable upon settlement of the Equity Purchase Contracts, the Company entered into capped call transactions with a major financial institution (the “counterparty”). The capped call transactions cover, subject to customary anti-dilution adjustments, the number of shares equal to the number of shares issuable upon settlement of the Equity Purchase Contracts at the 1.0122 minimum settlement rate. The capped call transactions have a term of approximately three years and initially have a lower strike price of $98.80, which corresponds to the minimum settlement rate of the Equity Purchase Contracts, and an upper strike price of $112.91, which is approximately 40% higher than the closing price of the Company's common stock on November 25, 2013, and are subject to customary anti-dilution adjustments. At December 28, 2013, there had been no adjustment to the strikes. The Company paid $9.7 million of cash to fund the cost of the capped call transactions, which was recorded as a reduction of Shareowners’ Equity. The capped call transactions may be settled by net share settlement or, at the Company’s option and subject to certain conditions, cash settlement, physical settlement or modified physical settlement (in which case the number of shares the Company will receive will be reduced by a number of shares based on the excess, if any, of the volume-weighted average price of its common stock, as measured under the terms of the capped call transactions, over the upper strike price of the capped call transactions). If the capped call transactions are exercised and the volume-weighted average price per share of common stock, as measured under the terms of the capped call transactions, is greater than the lower strike price of the capped call transactions but not greater than the upper strike price of the capped call transactions, then the value the Company expects to receive from the capped call counterparties will be generally based on the amount of such excess. As a result, the capped call transactions may offset the potential dilution upon settlement of the Equity Purchase Contracts. If, however, the volume-weighted average price per share of common stock, as measured under the terms of the capped call transactions, exceeds the upper strike price of the capped call transactions, the value the Company expects to receive upon settlement of the capped call transactions (or portions thereof) will be approximately equal to (x) the excess of the upper strike price of the capped call transactions over the lower strike price of the capped call transactions times (y) the number of shares of common stock relating to the capped call transactions (or the portions thereof) being exercised, in each case as determined under the terms of the capped call transactions. As a result, the dilution mitigation under the capped call transactions will be limited based on such capped value. See Note J, Capital Stock - Other Equity Arrangements, for further details on the capped call transactions.
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
Holders of the Purchase Contracts are paid contract adjustment payments (“contract adjustment payments”) at a rate of 0.50% per annum, payable quarterly in arrears on February 17, May 17, August 17 and November 17 of each year, commencing February 17, 2011. The $14.9 million present value of the contract adjustment payments reduced Shareowners’ Equity at inception. As each quarterly contract adjustment payment is made, the related liability will be relieved with the difference between the cash payment and the present value of the contract adjustment payment recorded as interest expense (at inception approximately $0.9 million accretion over the five year term). At December 28, 2013 the liability reported for the contract adjustment payments amounted to $6.0 million. The Company has the right to defer the payment of contract adjustment payments until no later than the Purchase Contract settlement date or the triggered early settlement date (each as described below), as applicable. Any deferred contract adjustment payments will accrue additional contract adjustment payments at the rate of 4.75% per year until paid, compounded quarterly.
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
Following the issuance of Convertible Preferred Stock upon settlement of a holder’s Purchase Contracts, a holder of Convertible Preferred Stock may, at its option, at any time and from time to time, convert some or all of its outstanding shares of Convertible Preferred Stock as described below at a conversion rate of 1.3333 shares of the Company’s common stock per share of Convertible Preferred Stock (subject to customary anti-dilution adjustments), which is equivalent to an initial conversion price of approximately $75.00 per share of common stock. At December 28, 2013, the conversion rate on the Convertibles Units due 2012 was 1.3579 (equivalent to a conversion price set at $73.64 per common share). If a fundamental change occurs, in certain circumstances the conversion rate may be adjusted by a fundamental change make-whole premium.

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
Notes:
The $632.5 million principal amount of the Notes is due November 17, 2018. At maturity, the Company is obligated to repay the principal in cash. The Notes bear interest at an initial rate of 4.25% per annum, initially payable quarterly in arrears on February 17, May 17, August 17 and November 17 of each year, commencing February 17, 2011, subject to the Company’s right to defer interest payments. The Notes are the Company’s direct, unsecured general obligations and are initially subordinated and junior in right of payment to the Company’s existing and future senior indebtedness. The Notes initially rank equally in right of payment with all of the Company’s other junior subordinated debt. The Notes are initially pledged as collateral to guarantee the obligations of holders of Purchase Contracts to purchase Convertible Preferred Stock. The Notes will be released from that pledge arrangement (1) following a successful remarketing, (2) following the substitution of cash to purchase certain treasury unit collateral, (3) following the substitution of cash during certain periods prior to the final remarketing period or triggered remarketed period for the Notes, (4) following the early settlement of the Purchase Contracts or (5) following certain events of bankruptcy, insolvency or reorganization. The unamortized deferred issuance cost of the Notes was $4.2 million at December 28, 2013. The remaining unamortized balance will be recorded to interest expense through the Notes maturity in November 2018.
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
Interest expense of $26.9 million was recorded for each of 2013, 2012 and 2011, related to the contractual interest coupon on the Notes for the periods presented based upon the 4.25% rate.
Equity Option:
In order to offset the common shares that may be deliverable upon conversion of shares of Convertible Preferred Stock, the Company entered into capped call transactions (equity options) with certain major financial institutions (the “capped call counterparties”). The capped call transactions cover, subject to anti-dilution adjustments, the number of shares of common stock equal to the number of shares of common stock underlying the maximum number of shares of Convertible Preferred Stock issuable upon settlement of the Purchase Contracts. Each of the capped call transactions had an original term of approximately five years and initially has a lower strike price of $75.00, which corresponds to the initial conversion price of the Convertible Preferred Stock, and an upper strike price of $97.95, which is approximately 60% higher than the closing price of the common stock on November 1, 2010. At December 28, 2013, the capped call transactions had an adjusted lower strike price of $73.64 and an adjusted upper strike price of $96.17. The Company paid $50.3 million of cash to fund the cost of the capped call transactions, which was recorded as a reduction of Shareowners’ Equity. The capped call transactions may be settled by net share settlement or, at the Company’s option and subject to certain conditions, cash settlement, physical settlement or modified physical settlement (in which case the number of shares the Company will receive will be reduced by a number of shares based on the excess, if any, of the volume-weighted average price of its common stock, as measured under the terms of the capped call transactions, over the upper strike price of the capped call transactions). If the capped call transactions are exercised and the volume-weighted average price per share of common stock, as measured under the terms of the capped call transactions, is greater than the lower strike price of the capped call transactions but not greater than the upper strike price of the capped call transactions, then the value the Company expects to receive from the capped call counterparties will be generally based on the amount of such excess. As a result, the capped call transactions may offset the potential dilution upon conversion of the Convertible Preferred Stock. If, however, the volume-weighted average price per share of common stock, as measured under the terms of the capped call transactions, exceeds the upper strike price of the capped call transactions, the value the Company expects to receive upon the exercise of the capped call transactions (or portions thereof) will be approximately equal to (x) the excess of the upper strike price of the capped call transactions over the lower strike price of the capped call transactions times (y) the number of shares of common stock relating to the capped call transactions (or the portions thereof) being exercised, in each case as determined under the terms of the capped call transactions. As a result, the dilution mitigation under the capped call transactions will be limited based on such capped value.

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

A summary of the fair value of the Company’s derivatives recorded in the Consolidated Balance Sheets at December 28, 2013 and December 29, 2012 follows (in millions):

	Balance Sheet Classification	2013	2012	Balance Sheet Classification	2013	2012
Derivatives designated as hedging instruments:
Interest Rate Contracts Fair Value	Other current assets	21.7	18.5	Accrued expenses	3.3	3.3
	LT other assets	—	6.4	LT other liabilities	139.3	4.6
Foreign Exchange Contracts Cash Flow	Other current assets	3.7	—	Accrued expenses	0.3	2.6
Net Investment Hedge	Other current assets	1.4	0.2	Accrued expenses	52.6	25.7
		$26.8	$25.1		$195.5	$36.2
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$64.9	$73.9	Accrued expenses	$10.4	$46.4
LT other assets		—	—	LT other liabilities	6.4	8.9
		$64.9	$73.9		$16.8	$55.3
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
In 2013 and 2012, significant cash flows related to derivatives including those that are separately discussed in Cash Flow Hedges, Fair Value Hedges and Net Investment Hedges below resulted in net cash received of $27.4 million and cash paid of $79.8 million, respectively.
CASH FLOW HEDGES — There was a $77.3 million after-tax loss and a $93.5 million after-tax loss as of December 28, 2013 and December 29, 2012, respectively, reported for cash flow hedge effectiveness in Accumulated other comprehensive loss. An after-tax loss of $9.6 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next twelve months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies and interest rates through the maturity dates.

The tables below detail pre-tax amounts reclassified from Accumulated other comprehensive income (loss) into earnings for active derivative financial instruments during the periods in which the underlying hedged transactions affected earnings for the twelve months ended December 28, 2013 and December 29, 2012 (in millions):

Year-to-date 2013 (In millions)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Foreign Exchange Contracts	$5.1	Cost of sales	$(3.4)	—

Year-to-date 2012 (In millions)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Foreign Exchange Contracts	$(11.2)	Cost of sales	$1.9	—
* Includes ineffective portion and amount excluded from effectiveness testing on derivatives.
For 2013 and 2012, the hedged items’ impact to the Consolidated Statement of Operations was a gain of $3.4 million and a loss of $1.9 million, respectively, in Cost of Sales. There was no impact related to the interest rate contracts’ hedged items for any period presented.

During 2013, 2012 and 2011, an after-tax loss of $11.7 million, $2.9 million and $15.9 million, respectively, was reclassified from Accumulated other comprehensive income (loss) into earnings (inclusive of the gain/loss amortization on terminated derivative financial instruments) during the periods in which the underlying hedged transactions affected earnings.
Interest Rate Contracts: The Company enters into interest rate swap agreements in order to obtain the lowest cost source of funds within a targeted range of variable to fixed-rate debt proportions. As of December 28, 2013 and December 29, 2012, all interest rate swaps designated as cash flow hedges were terminated as discussed below.
In December 2009, the Company executed forward starting interest rate swaps with an aggregate notional amount of $400 million fixing 10 years of interest payments at 4.78%. The objective of the hedge was to offset the expected variability on future payments associated with the interest rate on debt instruments. These contracts were terminated in 2012 and resulted in cash payments of $102.6 million, which were recorded in Accumulated other comprehensive loss and will be amortized to earnings over future periods. The cash flows stemming from the termination of such interest rate swaps designated as cash flow hedges are presented within financing activities in the Consolidated Statements of Cash Flows.
Foreign Currency Contracts
Forward Contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from subsidiaries with currencies other than their functional currency which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases and sales of inventory. Gains and losses reclassified from Accumulated other comprehensive loss for the effective and ineffective portions of the hedge as well as any amounts excluded from effectiveness testing are recorded in Cost of sales. Gains and losses incurred after a hedge has been de-designated are not recorded in Accumulated other comprehensive income (loss), but are recorded directly to the Consolidated Statement of Operations and Comprehensive Income in Other-net. At December 28, 2013, the notional value of the forward currency contracts outstanding was $270.1 million, all of which was designated, and maturing on various dates through 2014. At December 29, 2012, the notional value of the forward currency contracts outstanding was $154.0 million, all of which was designated, maturing on various dates in 2013.
Purchased Option Contracts: The Company and its subsidiaries enter into various inter-company transactions whereby the notional values are denominated in currencies other than the functional currencies of the party executing the trade. In order to better match the cash flows of its inter-company obligations with cash flows from operations, the Company enters into purchased option contracts. Gains and losses reclassified from Accumulated other comprehensive income (loss) for the effective and ineffective portions of the hedge as well as any amounts excluded from effectiveness testing are recorded in Cost of sales. At December 28, 2013, the notional value of option contracts outstanding was $120.0 million maturing on various dates through 2014. As of December 29, 2012, the notional value of purchased option contracts was $173.0 million, maturing on various dates in 2013.
FAIR VALUE HEDGES
Interest Rate Risk: In an effort to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, the Company enters into interest rate swaps. In October 2012, the Company entered into interest rate swaps with notional values which equaled the Company's $400 million, 3.4% notes due in 2021 and the Company's $400 million, 5.2% notes due in 2040. In January 2012, the Company entered into interest rate swaps with notional values which equaled the Company's $150 million, 7.05% notes due in 2028. These interest rate swaps effectively converted the Company’s fixed rate debt to floating rate debt based on LIBOR, thereby hedging the fluctuation in fair value resulting from changes in interest rates.
Previously, the Company entered into interest rate swaps related to certain of its notes payable which were subsequently terminated as discussed below. In January 2012 and December 2011, the Company entered into interest rate swaps related to the Company's $400 million, 3.4% notes due in 2021. In December 2010, the Company entered into interest rate swaps with notional values which equaled the Company’s $300 million, 4.75% notes due in 2014 and $300 million, 5.75% notes due in 2016. In January 2009, the Company entered into interest rate swaps with notional values which equaled the Company’s $200 million, 4.9% notes due in 2012 and $250 million, 6.15% notes due in 2013.
In January 2012, the Company terminated interest rates swaps with notional values equal to the Company's $300 million , 4.75% notes due in 2014, $300 million, 5.75% notes due in 2016, $200 million, 4.9% notes due in 2012 and $250 million, 6.15% notes due in 2013. In November 2012, the Company terminated interest rate swaps with notional values equal to the Company's $400 million, 3.40% notes due in 2021. These terminations resulted in cash receipts of $58.2 million. The resulting gain of $44.7 million was deferred and will be amortized to earnings over the remaining life of the notes. In July 2012, the Company repurchased the $250 million 6.15% notes due in 2013 and $300 million 4.75% notes due 2014 and, as a result, $11.1 million of the previously deferred gain was recognized in earnings at that time. In December 2013, the Company repurchased the $300 million 5.75% notes due 2016 and, as a result, $8.1 million of the previously deferred gain was recognized in earnings at that time.

The changes in fair value of the interest rate swaps during the period were recognized in earnings as well as the offsetting changes in fair value of the underlying notes. The notional value of open contracts was $950.0 million as of both December 28, 2013 and December 29, 2012. A summary of the fair value adjustments relating to these swaps is as follows (in millions):

	Year-to-Date 2013		Year-to-Date 2012
Income Statement Classification	Gain/(Loss) on Swaps	Gain /(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain /(Loss) on Borrowings
Interest Expense	$(141.0)	$141.0	$27.2	$(27.2)
In addition to the fair value adjustments in the table above, the net swap accruals for each period and amortization of the gains on terminated swaps are also reported as a reduction of interest expense and totaled $31.4 million and $35.1 million for 2013 and 2012, respectively. Interest expense on the underlying debt was $44.7 million and $31.4 million for 2013 and 2012, respectively.
NET INVESTMENT HEDGES
Foreign Exchange Contracts: The Company utilizes net investment hedges to offset the translation adjustment arising from re-measurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive loss were losses of $76.8 million and $63.3 million at December 28, 2013 and December 29, 2012, respectively. As of December 28, 2013, the Company had foreign exchange contracts that mature on various dates through October 2014 with notional values totaling $979.0 million outstanding hedging a portion of its pound sterling denominated net investment. As of December 29, 2012, the Company had foreign exchange contracts maturing on various dates through October 2013 with notional values totaling $940.6 million outstanding hedging a portion of its pound sterling denominated net investment. For the year ended December 28, 2013 and December 29, 2012, maturing foreign exchange contracts resulted in net cash receipts of $3.6 million and $5.8 million, respectively. Gains and losses on net investment hedges remain in Accumulated other comprehensive income (loss) until disposal of the underlying assets. The pre-tax gain or loss from fair value changes was as follows (in millions):

	Year-to-Date 2013			Year-to-Date 2012
Income Statement Classification	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement
Other-net	$(21.8)	$—	$—	$(47.6)	$—	$—
*Includes ineffective portion and amount excluded from effectiveness testing.
UNDESIGNATED HEDGES
Foreign Exchange Contracts: Currency swaps and foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the contracts outstanding at December 28, 2013 was $2.2 billion of forward contracts and $107.7 million in currency swaps, maturing on various dates through 2014. The total notional amount of the contracts outstanding at December 29, 2012 was $4.3 billion of forward contracts and $105.6 million in currency swaps, maturing on various dates through 2014. The income statement impacts related to derivatives not designated as hedging instruments for 2013 and 2012 are as follows (in millions):

Derivatives Not Designated as Hedging Instruments under ASC 815	Income Statement Classification	Year-to-Date 2013 Amount of Gain (Loss) Recorded in Income on Derivative	Year-to-Date 2012 Amount of Gain (Loss) Recorded in Income on Derivative
Foreign Exchange Contracts	Other-net	$39.6	$10.0
J. CAPITAL STOCK
EARNINGS PER SHARE — The following table reconciles net earnings attributable to common shareowners and the weighted average shares outstanding used to calculate basic and diluted earnings per share for the fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011.

Earnings per Share Computation:

	2013	2012	2011
Numerator (in millions):
Net earnings from continuing operations attributable to common shareowners	$518.3	$464.8	$606.7
Net (loss) earnings from discontinued operations	(28.0)	419.0	67.9
Net earnings attributable to common shareowners	$490.3	$883.8	$674.6
Less: Earnings attributable to participating restricted stock units (“RSU’s”)	0.2	1.2	1.4
Net Earnings — basic	$490.1	$882.6	$673.2
Net Earnings — diluted	$490.3	$883.8	$674.6

	2013	2012	2011
Denominator (in thousands):
Basic earnings per share –– weighted-average shares	155,237	163,067	165,832
Dilutive effect of stock options and awards	3,539	3,634	4,273
Diluted earnings per share –– weighted-average shares	158,776	166,701	170,105

	2013	2012	2011
Earnings (loss) per share of common stock:
Basic earnings (loss) per share of common stock:
Continuing operations	$3.34	$2.85	$3.65
Discontinued operations	(0.18)	2.57	0.41
Total basic earnings per share of common stock	$3.16	$5.41	$4.06
Diluted earnings (loss) per share of common stock:
Continuing operations	$3.26	$2.79	$3.57
Discontinued operations	(0.18)	2.51	0.40
Total dilutive earnings per share of common stock	$3.09	$5.30	$3.97
The following weighted-average stock options and warrants were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	2013	2012	2011
Number of stock options	307	1,825	2,379
Number of stock warrants	—	3,419	4,939
Number of shares related to the convertible preferred units	—	—	8,458
During August and September 2012, 4,938,624 stock warrants expired which were associated with the $320.0 million convertible notes that matured in May 2012. No shares were issued upon their expiration as the warrants were out of the money.

As of December 29, 2012, there were no shares related to stock warrants included in the calculation of diluted earnings per share as the warrants expired in the third quarter of 2012. As of December 31, 2011, there were no shares related to the Convertible Preferred Units included in the calculation of diluted earnings per share because the effect of the conversion option was not dilutive. These Convertible Preferred Units, as well as the convertible note hedge, are discussed more fully in Note H, Long-Term Debt and Financing Arrangements.

COMMON STOCK SHARE ACTIVITY — Common stock share activity for 2013, 2012 and 2011 was as follows:

	2013	2012	2011
Outstanding, beginning of year	159,952,027	169,046,961	166,347,430
Shares issued, other	—	814,693	—
Issued from treasury	3,828,056	3,344,163	2,864,564
Returned to treasury	(8,300,853)	(13,253,790)	(165,033)
Outstanding, end of year	155,479,230	159,952,027	169,046,961
Shares subject to the forward share purchase contract	—	(5,581,400)	(5,581,400)
Outstanding, less shares subject to the forward share purchase contract	155,479,230	154,370,627	163,465,561
In April 2013, the Company received 617,037 shares upon settlement of the capped call options purchased in November 2012.
In December 2012, upon executing an accelerated share repurchase contract, the Company received 9,345,794 shares. The Company received an additional 1,608,695 shares upon settlement of the contract in April 2013. For further detail on these transactions, see "Other Equity Arrangements" below.
The Company also repurchased approximately three million shares of common stock during the second quarter of 2012.
In 2011 the Company entered into a forward share purchase contract on its common stock. The contract obligated the Company to pay $350.0 million, plus an additional amount related to the forward component of the contract, to the financial institution counterparty not later than August 2013, or earlier at the Company’s option, for the 5,581,400 shares purchased. The reduction of common shares outstanding was recorded at the inception of the forward share purchase contract and factored into the calculation of weighted average shares outstanding at that time. The Company elected to prepay the forward share purchase contract for $362.7 million in January 2013. In August 2013, the Company physically settled the contract, receiving 5,581,400 shares which have been reflected as "Returned to treasury" in the table above.
COMMON STOCK RESERVED — Common stock shares reserved for issuance under various employee and director stock plans at December 28, 2013 and December 29, 2012 are as follows:

	2013	2012
Employee stock purchase plan	2,414,509	2,586,768
Other stock-based compensation plans	13,778,756	505,851
Total shares reserved	16,193,265	3,092,619

PREFERRED STOCK PURCHASE RIGHTS — Each outstanding share of common stock has a 1 share purchase right. Each purchase right may be exercised to purchase one two-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $220.00, subject to adjustment. The rights, which do not have voting rights, expire on March 10, 2016, and may be redeemed by the Company at a price of $0.01 per right at any time prior to the tenth day following the public announcement that a person has acquired beneficial ownership of 15% or more of the outstanding shares of common stock. In the event that the Company is acquired in a merger or other business combination transaction, provision shall be made so that each holder of a right (other than a holder who is a 14.9%-or-more shareowner) shall have the right to receive, upon exercise thereof, that number of shares of common stock of the surviving Company having a market value equal to two times the exercise price of the right. Similarly, if anyone becomes the beneficial owner of more than 15% of the then outstanding shares of common stock (except pursuant to an offer for all outstanding shares of common stock which the independent directors have deemed to be fair and in the best interest of the Company), provision will be made so that each holder of a right (other than a holder who is a 14.9%-or-more shareowner) shall thereafter have the right to receive, upon exercise thereof, common stock (or, in certain circumstances, cash, property or other securities of the Company) having a market value equal to two times the exercise price of the right. At December 28, 2013, there were 155,479,230 outstanding rights.

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
The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used to value grants made in 2013, 2012 and 2011.

	2013	2012	2011
Average expected volatility	35.0%	35.6%	38.4%
Dividend yield	2.5%	2.8%	2.5%
Risk-free interest rate	1.6%	0.8%	1.1%
Expected term	5.3 years	5.5 years	5.5 years
Fair value per option	$20.70	$17.47	$18.29
Weighted average vesting period	2.8 years	2.3 years	2.7 years
Stock Options:
The number of stock options and weighted-average exercise prices are as follows:

	2013		2012		2011
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of year	9,056,493	$56.90	10,444,660	$52.47	11,641,564	$48.69
Granted	961,250	79.72	1,106,075	70.66	1,150,577	65.05
Exercised	(2,414,697)	50.75	(2,258,598)	43.07	(2,166,269)	40.34
Forfeited	(173,784)	80.97	(235,644)	68.48	(181,212)	52.19
Outstanding, end of year	7,429,262	$61.69	9,056,493	$56.90	10,444,660	$52.47
Exercisable, end of year	5,310,381	$57.10	5,515,617	$52.97	6,853,838	$49.74
At December 28, 2013, the range of exercise prices on outstanding stock options was $30.03 to $79.70. Stock option expense was $21.4 million, $26.6 million, and $21.5 million for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively. At December 28, 2013, the Company had $28.3 million of unrecognized pre-tax compensation expense for stock options. This expense will be recognized over the remaining vesting periods which are 2.8 years on a weighted average basis.
During 2013, the Company received $122.5 million in cash from the exercise of stock options. The related tax benefit from the exercise of these options is $25.3 million. During 2013, 2012 and 2011, the total intrinsic value of options exercised was $72.0 million, $69.1 million and $68.7 million, respectively. When options are exercised, the related shares are issued from treasury stock.

ASC 718, “Compensation — Stock Compensation,” requires the benefit arising from tax deductions in excess of recognized compensation cost to be classified as a financing cash flow. To quantify the recognized compensation cost on which the excess tax benefit is computed, both actual compensation expense recorded and pro-forma compensation cost reported in disclosures are considered. An excess tax benefit is generated on the extent to which the actual gain, or spread, an optionee receives upon exercise of an option exceeds the fair value determined at the grant date; that excess spread over the fair value of the option times the applicable tax rate represents the excess tax benefit. In 2013, 2012 and 2011, the Company reported $15.2 million, $15.1 million and $14.1 million, respectively, of excess tax benefits as a financing cash flow within the proceeds from issuance of common stock caption.
Outstanding and exercisable stock option information at December 28, 2013 follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Ranges	Options	Weighted- average Remaining Contractual Life	Weighted- average Exercise Price	Options	Weighted- average Remaining Contractual Life	Weighted- average Exercise Price
$35.00 and below	656,479	3.63	$31.25	656,479	3.63	$31.25
$35.01 — 50.00	514,412	3.94	47.72	514,412	3.94	47.72
$50.01 — higher	6,258,371	6.62	66.03	4,139,490	5.38	62.36
	7,429,262	6.17	$61.69	5,310,381	5.03	$57.10
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
Employee Stock Purchase Plan:
The Employee Stock Purchase Plan (“ESPP”) enables eligible employees in the United States and Canada to subscribe at any time to purchase shares of common stock on a monthly basis at the lower of 85.0% of the fair market value of the shares on the grant date ($60.17 per share for fiscal year 2013 purchases) or 85.0% of the fair market value of the shares on the last business day of each month. A maximum of 6,000,000 shares are authorized for subscription. During 2013, 2012 and 2011 shares totaling 172,259 shares, 222,123 shares and 147,776 shares respectively, were issued under the plan at average prices of $58.59, $49.15, and $49.63 per share, respectively and the intrinsic value of the ESPP purchases was $3.7 million, $4.7 million and $2.6 million, respectively. For 2013, the Company received $10.1 million in cash from ESPP purchases, and there is no related tax benefit. The fair value of ESPP shares was estimated using the Black-Scholes option pricing model. ESPP compensation cost is recognized ratably over the one-year term based on actual employee stock purchases under the plan. The fair value of the employees’ purchase rights under the ESPP was estimated using the following assumptions for 2013, 2012 and 2011, respectively: dividend yield of 2.5%, 2.4% and 2.1%; expected volatility of 28.0%, 34.0% and 30.0%; risk-free interest rates of 0.1%, 0.1% and 0.2%; and expected lives of one year. The weighted average fair value of those purchase rights granted in 2013, 2012 and 2011 was $24.07, $25.23 and $21.00, respectively. Total compensation expense recognized for ESPP amounted to $4.3 million for 2013, $5.5 million for 2012, and $2.6 million for 2011.
Restricted Share Units and Awards:
Compensation cost for restricted share units and awards, including restricted shares granted to French employees in lieu of RSU’s, (collectively “RSU’s”) granted to employees is recognized ratably over the vesting term, which varies but is generally 4 years. RSU grants totaled 368,059 shares, 445,958 shares and 413,330 shares in 2013, 2012 and 2011, respectively. The weighted-average grant date fair value of RSU’s granted in 2013, 2012 and 2011 was $80.68, $70.30 and $65.20 per share, respectively.
Total compensation expense recognized for RSU’s amounted to $32.6 million, $34.8 million and $33.1 million, in 2013, 2012 and 2011 respectively. The actual tax benefit received in the period the shares were delivered was $20.8 million. The excess tax benefit recognized was$4.9 million, $3.7 million, and $3.8 million in 2013, 2012 and 2011, respectively. As of December 28, 2013, unrecognized compensation expense for RSU’s amounted to $46.0 million and this cost will be recognized over a weighted-average period of 4.0 years.

A summary of non-vested restricted stock unit and award activity as of December 28, 2013, and changes during the twelve month period then ended is as follows:

	Restricted Share Units & Awards	Weighted Average Grant Date Fair Value
Non-vested at December 29, 2012	2,226,938	$61.73
Granted	368,059	80.68
Vested	(790,079)	79.73
Forfeited	(54,549)	80.23
Non-vested at December 28, 2013	1,750,369	$68.19
The total fair value of shares vested (market value on the date vested) during 2013, 2012 and 2011 was $63.0 million, $37.8 million and $32.8 million, respectively.
Non-employee members of the Board of Directors received restricted share-based grants which must be cash settled and accordingly mark-to-market accounting is applied. Additionally, the Board of Directors were granted restricted share units for which compensation expense of $1.1 million was recognized for 2013, 2012, and 2011.
Long-Term Performance Awards:
The Company has granted Long Term Performance Awards (“LTIPs”) under its 2009 and 2013 Long Term Incentive Plans to senior management employees for achieving Company performance measures. Awards are payable in shares of common stock, which may be restricted if the employee has not achieved certain stock ownership levels, and generally no award is made if the employee terminates employment prior to the payout date. LTIP grants were made in 2011, 2012 and 2013. Each grant has separate annual performance goals for each year within the respective three year performance period. Earnings per share and return on capital employed represent 75% of the share payout of each grant. There is a third market-based element, representing 25% of the total grant, which measures the Company’s common stock return relative to peers over the performance period. The ultimate delivery of shares will occur in 2014, 2015 and 2016 for the 2011, 2012 and 2013 grants, respectively. Total payouts are based on actual performance in relation to these goals.
In 2010, the Company initiated a Working Capital Incentive Plan under its 2009 Long Term Incentive Plan. The program provided executives the opportunity to receive stock in the event certain working capital turn objectives were achieved by June of 2013 and sustained for a period of at least six months. The ultimate issuance of shares occurred in the third quarter of 2013 based on actual performance during the performance period.
Expense recognized for these performance awards amounted to $9.4 million in 2013, $19.1 million in 2012, and $9.2 million in 2011. With the exception of the market-based award, in the event performance goals are not met compensation cost is not recognized and any previously recognized compensation cost is reversed.
A summary of the activity pertaining to the maximum number of shares that may be issued is as follows:

	Share Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2013	1,084,919	$60.29
Granted	306,955	71.42
Vested	(452,591)	48.56
Forfeited	(86,334)	48.63
Non-vested at December 28, 2013	852,949	$71.70

OTHER EQUITY ARRANGEMENTS

In November 2013, the Company purchased from certain financial institutions “out-of-the-money” capped call options on 12.2 million shares of its common stock (subject to customary anti-dilution adjustments) for an aggregate premium of $73.5 million, or an average of $6.03 per share. The purpose of the capped call options is to hedge the risk of stock price appreciation between the lower and upper strike prices of the capped call options. In accordance with ASC 815-40 the premium paid was recorded as a reduction of Shareowners’ equity. The contracts for the options provide that they may, at the Company’s election, subject to certain conditions, be cash settled, physically settled, modified-physically settled, or net-share settled (the default settlement method). The capped call options have various expiration dates ranging from July 2015 through December 2015. The average lower strike price is $86.07 and the average upper strike price is $106.56, subject to customary market adjustments. The aggregate fair value of the options at December 28, 2013 was $66.0 million.

In December 2012, the Company entered into a forward starting accelerated share repurchase (“ASR”) contract with certain financial institutions to purchase $850.0 million of the Company's common stock. The Company paid $850.0 million to the financial institutions and received an initial delivery of 9.3 million shares, which reduced the Company's shares outstanding at December 29, 2012. The value of the initial shares received on the date of purchase was $680.0 million, reflecting a $72.76 price per share which was recorded as a treasury share purchase for purposes of calculating earnings per share. In accordance with ASC 815-40, the Company recorded the remaining $170.0 million as a forward contract indexed to its own common stock in additional paid in capital. In April 2013, the Company settled the contract and received 1.6 million shares determined by the average price per share paid by the financial institutions during the purchase period. The average price is calculated using the volume weighted average price ("VWAP") of the Company's stock (inclusive of a VWAP discount) during that period.

In November 2012, the Company purchased from certain financial institutions “out-of-the-money” capped call options, subject to adjustments for standard anti-dilution provisions, on 10.1 million shares of its common stock for an aggregate premium of $29.5 million, or an average of $2.92 per share. The purpose of the capped call options was to reduce share price volatility on potential future share repurchases. In accordance with ASC 815-40 the premium paid was recorded as a reduction of Shareowners’ equity. The average lower strike price was $71.43 and the average upper strike price was $79.75, subject to customary market adjustments. The capped call options were net-share settled and the Company received 0.6 million shares in April 2013. The Company recorded the receipt of treasury shares at fair value upon settlement.

In May 2011, the Company purchased from a financial institution over the counter 3 month “in-the-money” capped call options, subject to adjustments for standard anti-dilution provisions, on 2.4 million shares of its common stock for an aggregate premium of $19.6 million, or an average of $8.00 per option. The initial term of the capped call options was one month which was subsequently extended in an addendum to the agreement with the counterparty to a three month term. The purpose of the capped call options was to reduce share price volatility on potential future share repurchases by establishing the prices at which the Company could elect to repurchase 2.4 million shares in the three month term. In accordance with ASC 815-40 the premium paid was recorded as a reduction of Shareowners’ equity. The contracts for this series of options generally provided that the options might, at the Company’s election, be cash settled, physically settled or net-share settled (the default settlement method). This series of options had various expiration dates within the month of August 2011. The applicable lower strike price was $70.16 and the applicable upper strike price was $80.35. The capped calls were terminated in July 2011. The Company elected to net share settle the transaction and received 3,052 shares valued at $0.2 million.
Equity Units and Capped Call Transactions

As described more fully in Note H, Long-Term Debt and Financing Arrangements, on November 25, 2013, the Company issued Equity Units comprised of $345.0 million of Notes and Equity Purchase Contracts. The Equity Purchase Contracts obligate the holders to purchase on November 17, 2016, for $100.00, between 1.0122 and 1.2399 shares of the Company’s common stock, which are equivalent to an initial settlement price of $98.80 and $80.65, respectively, per share of common stock. Upon the November 17, 2016 settlement date, the Company will issue approximately 3.5 to 4.3 million shares of common stock, subject to customary anti-dilution adjustments, and expects to receive additional cash proceeds of $345.0 million. If a fundamental change occurs, in certain circumstances, the number of shares of common stock deliverable upon settlement of the Equity Purchase Contracts will be increased by the make-whole amount, resulting in the issuance of a maximum of approximately 6.1 million shares of common stock. As of December 28, 2013, there was no change to the strikes. Holders may elect to settle their Equity Purchase Contracts early in cash prior to November 17, 2016.

On November 25, 2013, contemporaneously with the issuance of the Equity Units described above, the Company paid $9.7 million, or an average of $2.77 per option, to enter into capped call transactions on 3.5 million shares of common stock with a major financial institution. The purpose of the capped call transactions is to offset the potential economic dilution associated with the common shares issuable upon the settlement of the Equity Purchase Contracts. Refer to Note H, Long-Term Debt and Financing Arrangements. In accordance with ASC 815-40, the $9.7 million premium paid was recorded as a reduction to equity.

The capped call transactions cover, subject to customary anti-dilution adjustments, the number of shares equal to the number of shares issuable upon settlement of the Equity Purchase Contracts at the 1.0122 minimum settlement rate. The capped call transactions have a term of approximately three years and initially have a lower strike price of $98.80, which corresponds to the minimum settlement rate of the Equity Purchase Contracts, and an upper strike price of $112.91, which is approximately 40% higher than the closing price of the Company’s common stock on November 25, 2013, and are subject to customary anti-dilution adjustments. The capped call transactions may be settled by net share settlement (the default settlement method) or, at the Company’s option and subject to certain conditions, cash settlement, physical settlement or modified physical settlement. The aggregate fair value of the options at December 28, 2013 was $8.7 million.
Convertible Preferred Units and Equity Option

As described more fully in Note H, Long-Term Debt and Financing Arrangements, in November 2010, the Company issued Convertible Preferred Units comprised of $632.5 million of Notes due November 17, 2018 and Purchase Contracts. There have been no changes to the terms of the Convertible Preferred Units. The Purchase Contracts obligate the holders to purchase, on the earlier of (i) November 17, 2015 (the Purchase Contract Settlement date) or (ii) the triggered early settlement date, 6.3 million shares, for $100 per share, of the Company’s 4.75% Series B Cumulative Convertible Preferred Stock (the “Convertible Preferred Stock”), resulting in cash proceeds to the Company of up to $632.5 million.

Following the issuance of Convertible Preferred Stock upon settlement of a holder’s Purchase Contracts, a holder of Convertible Preferred Stock may, at its option, at any time and from time to time, convert some or all of its outstanding shares of Convertible Preferred Stock at a conversion rate of 1.3333 shares of the Company’s common stock per share of Convertible Preferred Stock (subject to customary anti-dilution provisions), which is equivalent to an initial conversion price of approximately $75.00 per share of common stock. Assuming conversion of the 6.3 million shares of Convertible Preferred Stock at the 1.3333 initial conversion rate a total of 8.4 million shares of the Company’s common stock may be issued upon conversion. As of December 28, 2013, due to the customary anti-dilution provisions, the conversion rate on the Convertible Preferred Stock was 1.3579 (equivalent to a conversion price of approximately $73.64 per common share). In the event that holders elect to settle their Purchase Contracts prior to November 17, 2015, the Company will deliver a number of shares of Convertible Preferred Stock equal to 85% of the Purchase Contracts tendered, together with cash in lieu of fractional shares. Upon a conversion on or after November 15, 2017 the Company may elect to pay or deliver, as the case may be, solely shares of common stock, together with cash in lieu of fractional shares (“physical settlement”), solely cash (“cash settlement”), or a combination of cash and common stock (“combination settlement”). The Company may redeem some or all of the Convertible Preferred Stock on or after December 22, 2015 at a redemption price equal to 100% of the $100 liquidation preference per share plus accrued and unpaid dividends to the redemption date.
In November 2010, contemporaneously with the issuance of the Convertible Preferred Units described above, the Company paid $50.3 million, or an average of $5.97 per option, to enter into capped call transactions (equity options) on 8.4 million shares of common stock with certain major financial institutions. The purpose of the capped call transactions is to offset the common shares that may be deliverable upon conversion of shares of Convertible Preferred Stock. With respect to the impact on the Company, the capped call transactions and the Convertible Preferred Stock, when taken together, result in the economic equivalent of having the conversion price on the Convertible Preferred Stock at $96.17, the upper strike price of the capped call (as of December 28, 2013). Refer to Note H, Long-Term Debt and Financing Arrangements. In accordance with ASC 815-40 the $50.3 million premium paid was recorded as a reduction to equity.

The capped call transactions cover, subject to customary anti-dilution adjustments, the number of shares of common stock equal to the number of shares of common stock underlying the maximum number of shares of Convertible Preferred Stock issuable upon settlement of the Purchase Contracts. Each of the capped call transactions has a term of approximately five years and initially had a lower strike price of $75.00, which corresponded to the initial conversion price of the Convertible Preferred Stock, and an upper strike price of $97.95, which was approximately 60% higher than the closing price of the common stock on November 1, 2010. The capped call transactions may be settled by net share settlement (the default settlement method) or, at the Company’s option and subject to certain conditions, cash settlement, physical settlement or modified physical settlement. The aggregate fair value of the options at December 28, 2013 was $80.9 million.

K. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive income (loss) at the end of each fiscal year was as follows:

(Millions of Dollars)	Currency translation adjustment and other	Unrealized losses on cash flow hedges, net of tax	Unrealized losses on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - December 30, 2011	$(87.4)	$(75.9)	$(32.8)	$(153.1)	$(349.2)
Other comprehensive income (loss) before reclassifications	116.8	(20.5)	(30.5)	(113.3)	(47.5)
Reclassification adjustments to earnings	—	2.9	—	5.8	8.7
Net other comprehensive income (loss)	116.8	(17.6)	(30.5)	(107.5)	(38.8)
Balance - December 29, 2012	29.4	(93.5)	(63.3)	(260.6)	(388.0)
Other comprehensive (loss) income before reclassifications	(99.9)	4.5	(13.5)	(21.3)	(130.2)
Reclassification adjustments to earnings	—	11.7	—	7.5	19.2
Net other comprehensive (loss) income	(99.9)	16.2	(13.5)	(13.8)	(111.0)
Balance - December 28, 2013	$(70.5)	$(77.3)	$(76.8)	$(274.4)	$(499.0)

(Millions of Dollars)	2013	2012
Components of accumulated other comprehensive income (loss)	Reclassification adjustments	Reclassification adjustments	Affected line item in Consolidated Statements of Operations And Comprehensive Income
Unrealized losses on cash flow hedges	$(18.5)	$(4.6)	Cost of sales
Tax effect	6.8	1.7	Income taxes on continuing operations
Unrealized losses on cash flow hedges, net of tax	$(11.7)	$(2.9)
Amortization of defined benefit pension items:
Actuarial losses	$(6.5)	$(5.0)	Cost of sales
Actuarial losses	(4.4)	(3.4)	Selling, general and administrative
Total before taxes	(10.9)	(8.4)
Tax effect	3.4	2.6	Income taxes on continuing operations
Amortization of defined benefit pension items, net of tax	$(7.5)	$(5.8)

L. EMPLOYEE BENEFIT PLANS
EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”) Most U.S. employees, including Black & Decker employees beginning on January 1, 2011, may contribute from 1% to 25% of their eligible compensation to a tax-deferred 401(k) savings plan, subject to restrictions under tax laws. Employees generally direct the investment of their own contributions into various investment funds. An employer match benefit is provided under the plan equal to one-half of each employee’s tax-deferred contribution up to the first 7% of their compensation. Participants direct the entire employer match benefit such that no participant is required to hold the Company’s common stock in their 401(k) account. The employer match benefit totaled $18.8 million, $19.1 million and $17.7 million in 2013, 2012 and 2011, respectively.

In addition, approximately 6,900 U.S. salaried and non-union hourly employees are eligible to receive a non-contributory benefit under the Core benefit plan. Core benefit allocations range from 2% to 6% of eligible employee compensation based on age. Approximately 4,200 U.S. employees also receive a Core transition benefit, allocations of which range from 1% to 2% of eligible compensation based on age and date of hire. Approximately 1,700 U.S. employees are eligible to receive an additional average 1% contribution actuarially designed to replace previously curtailed pension benefits. Allocations for benefits earned under the Core plan were $21.1 million in 2013, $29.4 million million in 2012 and $33.0 million in 2011. Assets held in participant Core accounts are invested in target date retirement funds which have an age-based allocation of investments.
Shares of the Company's common stock held by the ESOP were purchased with the proceeds of borrowings from the Company in 1991 ("1991 internal loan"). Shareowners' equity reflects a reduction equal to the cost basis of unearned (unallocated) shares purchased with the internal borrowings. In October 2013, the Company made an additional contribution to the ESOP for $9.5 million, which was used by the ESOP to make an additional payment on the 1991 internal loan. This payment triggered the release of 219,900 shares of unallocated stock.
The Company accounts for the ESOP under ASC 718-40, “Compensation — Stock Compensation — Employee Stock Ownership Plans”. Net ESOP activity recognized is comprised of the cost basis of shares released, the cost of the aforementioned Core and 401(k) match defined contribution benefits, less the fair value of shares released and dividends on unallocated ESOP shares. The Company’s net ESOP activity resulted in expense of $1.9 million in 2013, $25.9 million in 2012 and $28.4 million in 2011. The decrease in net ESOP expense in 2013 is related to the release of 219,900 additional shares discussed above. ESOP expense is affected by the market value of the Company’s common stock on the monthly dates when shares are released. The market value of shares released averaged $80.71 in 2013, $70.98 per share in 2012 and $68.12 per share in 2011.
Unallocated shares are released from the trust based on current period debt principal and interest payments as a percentage of total future debt principal and interest payments. Dividends on both allocated and unallocated shares may be used for debt service and to credit participant accounts for dividends earned on allocated shares. Dividends paid on the shares acquired with the 1991 internal loan were used solely to pay internal loan debt service in all periods. Dividends on ESOP shares, which are charged to shareowners’ equity as declared, were $12.3 million in 2013, $12.4 million in 2012 and $12.2 million in 2011, net of the tax benefit which is recorded within equity. Dividends on ESOP shares were utilized entirely for debt service in all years. Interest costs incurred by the ESOP on the 1991 internal loan, which have no earnings impact, were $6.1 million, $6.7 million and $7.2 million for 2013, 2012 and 2011, respectively. Both allocated and unallocated ESOP shares are treated as outstanding for purposes of computing earnings per share. As of December 28, 2013, the cumulative number of ESOP shares allocated to participant accounts was 12,699,476, of which participants held 2,885,480 shares, and the number of unallocated shares was 2,865,580. At December 28, 2013, there were no released shares in the ESOP trust holding account pending allocation. The Company made cash contributions totaling $30.7 million in 2013, $36.6 million in 2012 and $16.2 million in 2011.
PENSION AND OTHER BENEFIT PLANS — The Company sponsors pension plans covering most domestic hourly and certain executive employees, and approximately 14,000 foreign employees. Benefits are generally based on salary and years of service, except for U.S. collective bargaining employees whose benefits are based on a stated amount for each year of service.
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
In addition to the multiemployer plans, various other defined contribution plans are sponsored worldwide.

The expense for such defined contribution plans, aside from the earlier discussed ESOP plans, is as follows:

(Millions of Dollars)	2013	2012	2011
Multi-employer plan expense	$3.3	$3.3	$3.0
Other defined contribution plan expense	$14.6	$16.2	$9.9

The fluctuations in other defined contribution plan expense, for the three years presented, primarily pertains to changes from acquisitions and changes from employee headcount.
The components of net periodic pension expense are as follows:

	U.S. Plans			Non-U.S. Plans
(Millions of Dollars)	2013	2012	2011	2013	2012	2011
Service cost	$7.7	$6.6	$6.5	$13.4	$12.1	$12.6
Interest cost	52.6	62.9	69.6	54.3	47.3	52.9
Expected return on plan assets	(65.1)	(67.1)	(70.0)	(54.9)	(44.3)	(50.5)
Prior service cost amortization	1.1	1.0	1.0	0.4	0.4	0.3
Transition obligation amortization	—	—	—	—	0.1	0.1
Actuarial loss amortization	5.7	6.2	2.5	5.1	2.1	3.0
Settlement / curtailment loss (gain)	—	11.3	1.9	4.6	3.3	(0.5)
Net periodic pension expense	$2.0	$20.9	$11.5	$22.9	$21.0	$17.9

The U.S. settlement loss in 2012 pertains to partial settlements in two qualified pension plans arising from the voluntary elections of participants.

The Company provides medical and dental benefits for certain retired employees in the United States and Canada. Approximately 12,400 participants are covered under these plans. Net periodic post-retirement benefit expense was comprised of the following elements:

	Other Benefit Plans
(Millions of Dollars)	2013	2012	2011
Service cost	$0.8	$0.9	$0.6
Interest cost	2.5	3.1	3.6
Prior service credit amortization	(1.4)	(1.2)	(1.2)
Actuarial loss amortization	—	(0.2)	(0.2)
Settlement / curtailment gain	—	0.1	—
Net periodic post-retirement benefit expense	$1.9	$2.7	$2.8
Changes in plan assets and benefit obligations recognized in other comprehensive income in 2013 are as follows:

(Millions of Dollars)	2013
Current year actuarial loss	$6.5
Amortization of actuarial loss	(16.2)
Prior service cost from plan amendments	2.6
Amortization of prior service costs	(0.1)
Amortization of transition obligation	—
Currency / other	6.6
Total income recognized in other comprehensive income (pre-tax)	$(0.6)

The amounts in Accumulated other comprehensive loss expected to be recognized as components of net periodic benefit costs during 2014 total $8.1 million, representing amortization of $8.0 million of actuarial loss and $0.1 million of prior service cost.
The changes in the pension and other post-retirement benefit obligations, fair value of plan assets, as well as amounts recognized in the Consolidated Balance Sheets, are shown below:

	U.S. Plans		Non-U.S. Plans		Other Benefits
(Millions of Dollars)	2013	2012	2013	2012	2013	2012
Change in benefit obligation
Benefit obligation at end of prior year	$1,463.4	$1,501.0	$1,134.7	$965.7	$87.7	$80.1
Service cost	7.7	6.6	13.4	12.1	0.8	0.9
Interest cost	52.6	62.9	54.3	47.3	2.5	3.1
Settlements/curtailments	—	(126.6)	(20.5)	(14.6)	—	(0.1)
Actuarial (gain) loss	(111.4)	100.2	104.2	127.5	(4.4)	4.5
Plan amendments	2.6	1.3	—	(1.0)	—	0.9
Foreign currency exchange rates	—	—	43.7	41.0	(0.8)	0.3
Participant contributions	—	—	0.3	0.3	—	—
Acquisitions, divestitures and other	(4.3)	8.5	246.3	5.3	—	7.8
Benefits paid	(94.7)	(90.5)	(58.8)	(48.9)	(10.7)	(9.8)
Benefit obligation at end of year	$1,315.9	$1,463.4	$1,517.6	$1,134.7	$75.1	$87.7
Change in plan assets
Fair value of plan assets at end of prior year	$1,057.1	$1,079.5	$779.1	$709.4	—	$—
Actual return on plan assets	40.6	129.3	61.1	64.8	—	—
Participant contributions	—	—	0.3	0.3	—	—
Employer contributions	54.9	62.2	44.6	35.0	10.7	9.8
Settlements	—	(126.6)	(19.5)	(13.9)	—	—
Foreign currency exchange rate changes	—	—	31.8	31.5	—	—
Acquisitions, divestitures and other	(5.0)	3.2	237.3	0.9	—	—
Benefits paid	(94.7)	(90.5)	(58.8)	(48.9)	(10.7)	(9.8)
Fair value of plan assets at end of plan year	$1,052.9	$1,057.1	$1,075.9	$779.1	$—	$—
Funded status — assets less than benefit obligation	$(263.0)	$(406.3)	$(441.8)	$(355.6)	$(75.1)	$(87.7)
Unrecognized prior service cost (credit)	6.2	4.7	3.7	4.1	(9.3)	(10.7)
Unrecognized net actuarial loss	81.2	174.0	274.6	180.4	1.8	6.3
Unrecognized net transition obligation	—	—	0.2	0.3	—	—
Net amount recognized	$(175.6)	$(227.6)	$(163.3)	$(170.8)	$(82.6)	$(92.1)

	U.S. Plans		Non-U.S. Plans		Other Benefits
(Millions of Dollars)	2013	2012	2013	2012	2013	2012
Amounts recognized in the Consolidated Balance Sheets
Prepaid benefit cost (non-current)	$—	$—	$1.0	$1.1	$—	$—
Current benefit liability	(18.6)	(16.4)	(9.1)	(8.2)	(9.0)	(9.9)
Non-current benefit liability	(244.4)	(389.9)	(433.7)	(348.5)	(66.1)	(77.8)
Net liability recognized	$(263.0)	$(406.3)	$(441.8)	$(355.6)	$(75.1)	$(87.7)
Accumulated other comprehensive loss (pre-tax):
Prior service cost (credit)	$6.2	$4.7	$3.7	$4.1	$(9.3)	$(10.7)
Actuarial loss	81.2	174.0	274.6	180.4	1.8	6.3
Transition liability	—	—	0.2	0.3	—	—
	$87.4	$178.7	$278.5	$184.8	$(7.5)	$(4.4)
Net amount recognized	$(175.6)	$(227.6)	$(163.3)	$(170.8)	$(82.6)	$(92.1)

The accumulated benefit obligation for all defined benefit pension plans was $2,784.3 million at December 28, 2013 and $2,551.1 million at December 29, 2012. Information regarding pension plans in which accumulated benefit obligations exceed plan assets follows:

	U.S. Plans		Non-U.S. Plans
(Millions of Dollars)	2013	2012	2013	2012
Projected benefit obligation	$1,315.9	$1,463.4	$1,507.6	$1,125.9
Accumulated benefit obligation	$1,315.9	$1,460.7	$1,461.6	$1,084.2
Fair value of plan assets	$1,052.9	$1,057.1	$1,066.2	$769.8
Information regarding pension plans in which projected benefit obligations (inclusive of anticipated future compensation increases) exceed plan assets follows:

	U.S. Plans		Non-U.S. Plans
(Millions of Dollars)	2013	2012	2013	2012
Projected benefit obligation	$1,315.9	$1,463.4	$1,515.9	$1,134.3
Accumulated benefit obligation	$1,315.9	$1,460.7	$1,467.2	$1,090.3
Fair value of plan assets	$1,052.9	$1,057.1	$1,073.2	$777.7
The major assumptions used in valuing pension and post-retirement plan obligations and net costs were as follows:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Other Benefits
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Weighted-average assumptions used to determine benefit obligations at year end:
Discount rate	4.50%	3.75%	4.25%	4.00%	4.00%	5.00%	4.00%	3.00%	3.75%
Rate of compensation increase	6.00%	6.00%	6.00%	3.75%	3.25%	3.50%	3.50%	3.50%	—
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	3.75%	4.25%	5.25%	4.00%	5.00%	5.25%	3.00%	3.75%	4.50%
Rate of compensation increase	6.00%	6.00%	6.00%	3.25%	3.50%	4.00%	3.50%	3.50%	3.75%
Expected return on plan assets	6.25%	6.25%	7.00%	6.00%	6.25%	7.00%	—	—	—

The expected rate of return on plan assets is determined considering the returns projected for the various asset classes and the relative weighting for each asset class. The Company will use a 6.50% weighted-average expected rate of return assumption to determine the 2014 net periodic benefit cost.
PENSION PLAN ASSETS — Plan assets are invested in equity securities, government and corporate bonds and other fixed income securities, money market instruments and insurance contracts. The Company’s worldwide asset allocations at December 28, 2013 and December 29, 2012 by asset category and the level of the valuation inputs within the fair value hierarchy established by ASC 820 are as follows (in millions):

Asset Category	2013	Level 1	Level 2
Cash and cash equivalents	$29.5	$7.8	$21.7
Equity securities
U.S. equity securities	308.7	46.7	262.0
Foreign equity securities	328.8	32.8	296.0
Fixed income securities
Government securities	613.1	222.8	390.3
Corporate securities	727.4	—	727.4
Mortgage-backed securities	0.4	—	0.4
Insurance contracts	34.8	—	34.8
Other	86.1	—	86.1
Total	$2,128.8	$310.1	$1,818.7

Asset Category	2012	Level 1	Level 2
Cash and cash equivalents	$30.1	$27.5	$2.6
Equity securities
U.S. equity securities	285.2	42.5	242.7
Foreign equity securities	400.8	124.1	276.7
Fixed income securities
Government securities	479.4	254.8	224.6
Corporate securities	562.0	—	562.0
Mortgage-backed securities	10.9	—	10.9
Insurance contracts	30.5	—	30.5
Other	37.3	—	37.3
Total	$1,836.2	$448.9	$1,387.3
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

The Company's investment strategy for pension assets focuses on a liability-matching approach with gradual de-risking taking place over a period of many years.  The Company utilizes the current funded status to transition the portfolio toward investments that better match the duration and cash flow attributes of the underlying liabilities.  Assets approximating 45% of the Company's current pension liabilities have been invested in fixed income securities, using a liability / asset matching duration strategy, with the primary goal of mitigating exposure to interest rate movements and preserving the overall funded status of the underlying plans. Plan assets are broadly diversified and are invested to ensure adequate liquidity for immediate and medium term benefit payments. The Company’s target asset allocations include 25%-45% in equity securities, 50%-70% in fixed income securities and up to 10% in other securities.

CONTRIBUTIONS The Company’s funding policy for its defined benefit plans is to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with federal law and other regulations. The Company expects to contribute approximately $101 million to its pension and other post-retirement benefit plans in 2014.
EXPECTED FUTURE BENEFIT PAYMENTS Benefit payments, inclusive of amounts attributable to estimated future employee service, are expected to be paid as follows over the next 10 years:

(Millions of Dollars)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Years 6-10
Future payments	$1,684.9	$169.7	$177.4	$166.2	$167.5	$165.2	$838.9
These benefit payments will be funded through a combination of existing plan assets and amounts to be contributed in the future by the Company.
HEALTH CARE COST TRENDS The weighted average annual assumed rate of increase in the per-capita cost of covered benefits (i.e., health care cost trend rate) is assumed to be 7.3% for 2014, reducing gradually to 4.5% by 2028 and remaining at that level thereafter. A one percentage point change in the assumed health care cost trend rate would affect the post-retirement benefit obligation as of December 28, 2013 by approximately $2.1 million and would have an immaterial effect on the net periodic post-retirement benefit cost.

M. FAIR VALUE MEASUREMENTS
FASB ASC 820, "Fair Value Measurement," defines, establishes a consistent framework for measuring, and expands disclosure requirements about fair value. ASC 820 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:
Level 1 — Quoted prices for identical instruments in active markets.
Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which inputs and significant value drivers are observable.
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
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of the hierarchy levels (millions of dollars):

	Total Carrying Value	Level 1	Level 2
December 28, 2013:
Money market fund	$6.7	$6.7	$—
Derivative assets	$91.7	$—	$91.7
Derivatives liabilities	$212.3	$—	$212.3
December 29, 2012:
Money market fund	$68.0	$68.0	$—
Derivative assets	$99.0	$—	$99.0
Derivatives liabilities	$91.5	$—	$91.5
The Company had no financial assets or liabilities measured using Level 3 inputs, nor any significant non-recurring fair value measurements during 2013 and 2012.

The following table presents the carrying values and fair values of the Company's financial assets and liabilities, as well as the Company's debt, as of December 28, 2013 and December 29, 2012 (millions of dollars):

	December 28, 2013		December 29, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Other Investments	$14.8	$14.7	$—	$—
Derivative assets	$91.7	$91.7	$99.0	$99.0
Derivative liabilities	$212.3	$212.3	$91.5	$91.5
Long-term debt, including current portion	$3,809.3	$3,889.4	$3,536.9	$3,677.3
The other investments relate to the West Coast Loading Corporation ("WCLC") trust and are considered Level 1 instruments within the fair value hierarchy. The long-term debt instruments are considered Level 2 instruments and are measured using a discounted cash flow analysis based on the Company’s marginal borrowing rates. The differences between the carrying values and fair values of long-term debt are attributable to the stated interest rates differing from the Company's marginal borrowing rates. The fair values of the Company's variable rate short term borrowings approximate their carrying values at December 28, 2013 and December 29, 2012. The fair values of foreign currency and interest rate swap agreements, comprising the derivative assets and liabilities in the table above, are based on current settlement values.
As discussed in Note B, Accounts and Notes Receivable, the Company has a deferred purchase price receivable related to sales of trade receivables. The deferred purchase price receivable will be repaid in cash as receivables are collected, generally within 30 days, and as such the carrying value of the receivable approximates fair value.
Refer to Note I, Derivative Financial Instruments, for more details regarding derivative financial instruments, Note S, Contingencies, for more details regarding the other investments related to the WCLC trust, and Note H, Long-Term Debt and Financing Arrangements, for more information regarding the carrying values of the long-term debt.

N. OTHER COSTS AND EXPENSES
Other-net is primarily comprised of intangible asset amortization expense (See Note F, Goodwill and Intangible Assets), currency related gains or losses, environmental expense and merger, and acquisition-related and other charges primarily consisting of transaction costs, partially offset by pension curtailments and settlements. During the years ended December 28, 2013, December 29, 2012, and December 31, 2011, Other-net included $31.0 million, $53.3 million, and $48.8 million in merger and acquisition-related costs, respectively.
Research and development costs, which are classified in SG&A, were $170.7 million, $151.4 million and $139.3 million for fiscal years 2013, 2012 and 2011, respectively.

O. RESTRUCTURING AND ASSET IMPAIRMENTS
A summary of the restructuring reserve activity from December 29, 2012 to December 28, 2013 is as follows (in millions):

	12/29/2012	Net Additions (Reversals)	Usage	Currency	12/28/2013
2013 Actions
Severance and related costs	$—	$178.0	$(26.7)	$3.5	$154.8
Asset impairments	—	18.7	(18.7)	—	—
Facility closures and other	—	27.1	(17.7)	0.4	9.8
Subtotal 2013 actions	—	223.8	(63.1)	3.9	164.6
Pre-2013 Actions
Severance and related costs	112.1	(48.7)	(46.0)	—	17.4
Facility closures and other	13.1	1.0	(2.3)	—	11.8
Subtotal Pre-2013 actions	125.2	(47.7)	(48.3)	—	29.2
Total	$125.2	$176.1	$(111.4)	$3.9	$193.8

2013 Actions: During 2013, the Company continued with restructuring activities primarily associated with the Black & Decker merger, Niscayah and other acquisitions, as well as other cost reduction actions, and recognized $176.1 million of net restructuring charges. Of those charges, $178.0 million relates to severance charges associated with the reduction of approximately 2,700 employees, which was partially offset by reversals of $48.7 million primarily due to the termination of a previously approved restructuring action due to a shifting political and economic landscape in certain European countries. Also included in those charges are facility closure costs of $28.1 million and asset impairment charges of $18.7 million.
Of the $193.8 million reserves remaining as of December 28, 2013, the majority are expected to be utilized by the end of 2014.
Segments: The $176.1 million of net charges recognized in 2013 includes: $32.8 million pertaining to the CDIY segment; $12.1 million pertaining to the Industrial segment; $94.0 million pertaining to the Security segment; and $37.2 million pertaining to Corporate charges.
P. BUSINESS SEGMENTS AND GEOGRAPHIC AREAS
The Company classifies its business into three reportable segments, which also represent its operating segments: Construction & Do It Yourself (“CDIY”), Industrial, and Security.
The CDIY segment is comprised of the Professional Power Tool business, the Consumer Products Group, the Hand Tools & Storage business, and the Fastening & Accessories business. The Professional Power Tool business sells professional grade corded and cordless electric power tools and equipment including drills, impact wrenches and drivers, grinders, saws, routers and sanders. The Consumer Products Group sells corded and cordless electric power tools sold primarily under the Black & Decker brand, lawn and garden products and home products. The Hand Tools & Storage business sells measuring, leveling and layout tools, planes, hammers, demolition tools, knives, saws, chisels, tool boxes, sawhorses, and storage units. The Fastening and Accessories business sells pneumatic tools and fasteners including nail guns, nails, staplers and staples, concrete and masonry anchors, as well as power tool accessories which include drill bits, router bits, abrasives and saw blades.
The Industrial segment is comprised of the Industrial and Automotive Repair ("IAR"), Engineered Fastening and Infrastructure businesses. The IAR business sells professional hand tools, power tools, and engineered storage solution products. The Engineered Fastening business primarily sells engineered fastening products and systems designed for specific applications. The product lines include stud welding systems, blind rivets and tools, blind inserts and tools, drawn arc weld studs, engineered plastic and mechanical fasteners, self-piercing riveting systems and precision nut running systems, micro fasteners, and high-strength structural fasteners. The Infrastructure business consists of the Oil & Gas (formerly CRC-Evans) and Hydraulics businesses. The product lines include custom pipe handling machinery, joint welding and coating machinery, weld inspection services and hydraulic tools and accessories.
The Security segment is comprised of the Convergent Security Solutions ("CSS") and the Mechanical Access Solutions ("MAS") businesses. The CSS business designs, supplies and installs electronic security systems and provides electronic security services, including alarm monitoring, video surveillance, fire alarm monitoring, systems integration and system maintenance. Purchasers of these systems typically contract for ongoing security systems monitoring and maintenance at the time of initial equipment installation. The business also includes healthcare solutions, which markets medical cabinets, asset tracking, infant protection, pediatric protection, patient protection, wander management, fall management, and emergency call products. The MAS business sells automatic doors, commercial hardware, locking mechanisms, electronic keyless entry systems, keying systems, tubular and mortise door locksets.
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
Geographic net sales and long-lived assets are attributed to the geographic regions based on the geographic location of each Company subsidiary.

BUSINESS SEGMENTS

(Millions of Dollars)	2013	2012	2011
Net Sales
CDIY	$5,481.1	$5,189.9	$5,003.2
Industrial	3,097.5	2,557.8	2,492.6
Security	2,422.6	2,400.2	1,880.7
Consolidated	$11,001.2	$10,147.9	$9,376.5
Segment Profit
CDIY	$798.0	$720.9	$634.8
Industrial	436.2	414.3	406.2
Security	238.0	312.7	297.3
Segment Profit	1,472.2	1,447.9	1,338.3
Corporate overhead	(253.9)	(252.3)	(245.0)
Other-net	(287.4)	(299.8)	(254.3)
Restructuring charges and asset impairments	(176.1)	(174.0)	(66.2)
Loss on debt extinguishment	(20.6)	(45.5)	—
Interest income	12.8	10.1	26.5
Interest expense	(160.4)	(144.2)	(140.4)
Earnings from continuing operations before income taxes	$586.6	$542.2	$658.9
Capital and Software Expenditures
CDIY	$155.8	$199.0	$160.7
Industrial	125.6	108.7	72.4
Security	84.2	64.8	48.9
Discontinued operations	—	13.5	20.1
Consolidated	$365.6	$386.0	$302.1
Depreciation and Amortization
CDIY	$154.0	$139.6	$132.0
Industrial	147.0	116.3	106.0
Security	139.3	149.0	128.8
Discontinued operations	1.0	40.4	43.3
Consolidated	$441.3	$445.3	$410.1
Segment Assets
CDIY	$7,672.7	$7,413.3	$7,474.4
Industrial	4,987.2	3,451.3	3,232.0
Security	4,495.6	4,600.8	4,120.9
	17,155.5	15,465.4	14,827.3
Discontinued operations	10.1	171.7	1,132.3
Corporate assets	(630.5)	206.9	(10.6)
Consolidated	$16,535.1	$15,844.0	$15,949.0
Corporate assets primarily consist of cash, deferred taxes, and property, plant and equipment. Based on the nature of the Company's cash pooling arrangements, at times corporate-related cash accounts will be in a net liability position.
Sales to the Home Depot were 14%, 14% and 13% of the CDIY segment net sales in 2013, 2012 and 2011, respectively. Sales to Lowes were 16%, 18% and 17% of the CDIY segment net sales in 2013, 2012 and 2011, respectively.
In 2013, the Company recorded $166 million of facility closure-related and other charges associated with the merger and other acquisitions across all segments, impacting segment profit by $13 million in CDIY, $25 million in Industrial. and $39 million in Security for the year ended December 28, 2013, with the remainder residing in corporate overhead.
In 2012 the Company recorded $168 million of facility closure-related and other charges associated with the merger and other acquisitions across all segments, impacting segment profit by $42 million in CDIY, $8 million in Industrial, and $41 million in Security for the year ended December 29, 2012, with the remainder residing in corporate overhead.

In 2011 the Company recorded $120 million of facility closure-related and other charges associated with the merger and other acquisitions across all segments, impacting segment profit by $20 million in CDIY, $9 million in Industrial, and $15 million in Security for the year ended December 31, 2011, with the remainder residing in corporate overhead.
GEOGRAPHIC AREAS

(Millions of Dollars)	2013	2012	2011
Net Sales
United States	$5,212.6	$4,862.9	$4,508.5
Canada	600.3	578.2	547.6
Other Americas	813.6	805.5	752.5
France	704.6	699.1	695.9
Other Europe	2,529.6	2,419.1	2,172.2
Asia	1,140.5	783.1	699.8
Consolidated	$11,001.2	$10,147.9	$9,376.5
Property, Plant & Equipment
United States	$619.8	$569.2	$501.5
Canada	25.0	19.3	19.9
Other Americas	84.4	88.5	94.8
France	85.3	71.1	60.1
Other Europe	376.4	329.4	264.1
Asia	294.4	252.4	200.0
Consolidated	$1,485.3	$1,329.9	$1,140.4

Q. INCOME TAXES
Significant components of the Company’s deferred tax assets and liabilities at the end of each fiscal year were as follows:

(Millions of Dollars)	2013	2012
Deferred tax liabilities:
Depreciation	$74.1	$53.1
Amortization of intangibles	964.4	915.2
Liability on undistributed foreign earnings	418.9	436.9
Discharge of indebtedness	15.5	15.5
Inventories	2.0	22.2
Deferred revenue	19.0	12.4
Other	56.1	67.6
Total deferred tax liabilities	$1,550.0	$1,522.9
Deferred tax assets:
Employee benefit plans	$317.2	$413.0
Doubtful accounts and other customer allowances	14.7	7.0
Accruals	118.6	109.5
Restructuring charges	62.3	32.9
Debt amortization	1.8	31.3
Operating loss, capital loss and tax credit carry forwards	762.0	627.7
Currency and derivatives	33.0	49.1
Other	113.6	89.7
Total deferred tax assets	$1,423.2	$1,360.2
Net Deferred Tax Liabilities before Valuation Allowance	$126.8	$162.7
Valuation allowance	$550.7	$545.2
Net Deferred Tax Liabilities after Valuation Allowance	$677.5	$707.9

Net operating loss carry forwards of $1,150.0 million as of December 28, 2013, are available to reduce future tax obligations of certain U.S. and foreign companies. The net operating loss carry forwards have various expiration dates beginning in 2014 with certain jurisdictions having indefinite carry forward periods. The U.S. federal capital loss carry forward of $757.6 million begins expiring in 2015. The capital loss carry forward is primarily attributable to the sale of shares for the U.S. HHI business during the tax year ended December 29, 2012. The U.S. foreign tax credit carry forwards of $156.7 million and research and development tax credit carry forwards of $14.6 million begin expiring in 2019 and 2030, respectively.

A valuation allowance is recorded on certain deferred tax assets if it has been determined it is more likely than not that all or a portion of these assets will not be realized. The Company recorded a valuation allowance of $550.7 million and $545.2 million for deferred tax assets existing as of December 28, 2013 and December 29, 2012, respectively. The valuation allowance is primarily attributable to foreign and state net operating loss carry forwards and a U.S. federal capital loss carry forward, the majority of which, was realized upon the sale of the HHI business. Capital losses are only allowed to offset capital gains, of which none are expected to be realized as of December 28, 2013.

The classification of deferred taxes as of December 28, 2013 and December 29, 2012 is as follows:

(Millions of Dollars)	2013		2012
	Deferred Tax Asset	Deferred Tax Liability	Deferred Tax Asset	Deferred Tax Liability
Current	$(80.2)	$17.9	$(142.3)	$36.6
Non-current	(174.6)	914.4	(132.4)	946.0
Total	$(254.8)	$932.3	$(274.7)	$982.6
Income tax expense (benefit) attributable to continuing operations consisted of the following:

(Millions of Dollars)	2013	2012	2011
Current:
Federal	$84.0	$13.0	$(147.9)
Foreign	124.0	106.8	199.6
State	(3.0)	8.8	9.3
Total current	$205.0	$128.6	$61.0
Deferred:
Federal	$(77.1)	$15.7	$26.8
Foreign	(50.4)	(59.0)	(29.2)
State	(8.2)	(7.1)	(6.3)
Total deferred	(135.7)	(50.4)	(8.7)
Income taxes on continuing operations	$69.3	$78.2	$52.3

Net income taxes paid during 2013, 2012, and 2011 were $150.9 million, $198.2 million and $114.3 million, respectively. The 2013 amount includes refunds of $64.6 million primarily related to the closing of a tax audit and a foreign tax credit carry back claim. The 2012 amount includes refunds of $50.6 million primarily related to U.S. NOL carry back claim. The 2011 amount includes refunds of $74.6 million primarily relating to prior year overpayments and prepaid taxes. There were no tax holidays in effect during the tax year ended December 28, 2013. During tax years 2012 and 2011, the Company had tax holidays in the Czech Republic and China resulting in a reduction of tax expense amounting to $3.1 million and $3.5 million, respectively

The reconciliation of the U.S. federal statutory income tax to the income taxes on continuing operations is as follows:

(Millions of Dollars)	2013	2012	2011
Tax at statutory rate	$205.5	$190.4	$231.3
State income taxes, net of federal benefits	(6.6)	1.5	(2.2)
Difference between foreign and federal income tax	(124.0)	(115.2)	(91.8)
Tax accrual reserve	15.3	48.4	19.4
Audit settlements	0.9	(49.0)	(73.4)
NOL & Valuation Allowance related items	6.8	(2.2)	(2.4)
Foreign dividends and related items	(9.5)	18.9	(10.9)
Merger related costs	3.3	(6.9)	6.4
Change in deferred tax liabilities on undistributed foreign earnings	(19.5)	(17.3)	(26.2)
Statutory income tax rate change	(1.7)	(5.2)	(1.3)
Other-net	(1.2)	14.8	3.4
Income taxes on continuing operations	$69.3	$78.2	$52.3
The components of earnings from continuing operations before income taxes consisted of the following:

(Millions of Dollars)	2013	2012	2011
United States	$292.2	$282.9	$175.7
Foreign	294.4	259.3	483.2
Earnings from continuing operations before income taxes	$586.6	$542.2	$658.9

Except for certain legacy Black & Decker foreign earnings, as described below, all remaining undistributed foreign earnings of the Company at December 28, 2013, in the amount of approximately $4,438.5 million, are considered to be invested indefinitely or will be remitted substantially free of additional tax. Accordingly, no provision has been made for tax that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of this liability. As of December 28, 2013, the amount of earnings subject to repatriation is $1,423.9 million for which a deferred tax liability of $418.9 million exists.

The Company’s liabilities for unrecognized tax benefits relate to U.S. and various foreign jurisdictions. The following table summarizes the activity related to the unrecognized tax benefits:

(Millions of Dollars)	2013	2012	2011
Balance at beginning of year	$207.2	$214.2	$273.1
Additions based on tax positions related to current year	37.1	21.5	46.3
Additions based on tax positions related to prior years	46.9	46.5	26.7
Reductions based on tax positions related to prior years	(13.2)	(69.6)	(96.6)
Settlements	7.7	(1.0)	(22.4)
Statute of limitations expirations	(16.2)	(4.4)	(12.9)
Balance at end of year	$269.5	$207.2	$214.2
The gross unrecognized tax benefits at December 28, 2013 and December 29, 2012 includes$238.7 million and $179.4 million, respectively, of tax benefits that, if recognized, would impact the effective tax rate. The liability for potential penalties and interest related to unrecognized tax benefits was increased by $4.1 million in 2013, increased by $7.6 million in 2012 and decreased by $14.5 million in 2011. The liability for potential penalties and interest totaled $37.6 million as of December 28, 2013 and $33.5 million as of December 29, 2012. The Company classifies all tax-related interest and penalties as income tax expense. During 2012 and 2011, the Company recognized tax benefits of $49.0 million and $73.4 million attributable to favorable settlements of certain tax contingencies, due to a change in the facts and circumstances that did not exist at the acquisition date related to the resolution of legacy Black & Decker income tax audits.

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

The Company is subject to the examination of its income tax returns by the Internal Revenue Service and other tax authorities. For The Black & Decker Corporation, tax years 2008, 2009 and March 12, 2010 have been settled with the Internal Revenue Service as of December 29, 2012. For Stanley Black & Decker, Inc. tax years 2008 and 2009 are currently under audit. The Company also files many state and foreign income tax returns in jurisdictions with varying statutes of limitations. Tax years 2009 and forward generally remain subject to examination by most state tax authorities. In significant foreign jurisdictions, tax years 2008 and forward generally remain subject to examination, while in Germany tax years 1999 and forward remain subject to examination.

R. COMMITMENTS AND GUARANTEES
COMMITMENTS — The Company has non-cancelable operating lease agreements, principally related to facilities, vehicles, machinery and equipment. Minimum payments have not been reduced by minimum sublease rentals of $3.4 million due in the future under non-cancelable subleases. Rental expense, net of sublease income, for operating leases was $151.1 million in 2013, $148.7 million in 2012, and $145.7 million in 2011.
The following is a summary of the Company’s future commitments which span more than one future fiscal year:

(Millions of Dollars)	Total	2014	2015	2016	2017	2018	Thereafter
Operating lease obligations	$335.4	$89.6	$66.1	$50.3	$38.3	$28.5	$62.6
Marketing commitments	59.4	28.5	10.9	10.3	6.7	1.5	1.5
Total	$394.8	$118.1	$77.0	$60.6	$45.0	$30.0	$64.1

The Company has numerous assets, predominantly real estate, vehicles and equipment, under various lease arrangements. The Company routinely exercises various lease renewal options and from time to time purchases leased assets for fair value at the end of lease terms.

The Company is a party to a synthetic lease for one of its major distribution centers. The program qualifies as an operating lease for accounting purposes, where only the monthly lease cost is recorded in earnings and the liability and value of the underlying assets are off-balance sheet. As of December 28, 2013, the estimated fair value of assets and remaining obligation for the property were $30.8 million and $26.1 million, respectively.
GUARANTEES — The Company's financial guarantees at December 28, 2013 are as follows:

(Millions of Dollars)	Term	Maximum Potential Payment	Carrying Amount of Liability
Guarantees on the residual values of leased properties	One to four years	$26.1	$—
Standby letters of credit	Up to three years	86.7	—
Commercial customer financing arrangements	Up to six years	17.7	13.7
Total		$130.5	$13.7
The Company has guaranteed a portion of the residual value arising from its previously mentioned synthetic lease. The lease guarantees aggregate $26.1 million while the fair value of the underlying assets is estimated at $30.8 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these lease guarantees.
The Company has issued $86.7 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs.

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
Following is a summary of the warranty liability activity for the years ended December 28, 2013, December 29, 2012, and December 31, 2011:

(Millions of Dollars)	2013	2012	2011
Balance beginning of period	$124.0	$124.9	$114.9
Warranties and guarantees issued	93.0	86.3	88.4
Liability assumed from acquisitions	0.1	0.2	10.5
Warranty payments and currency	(95.3)	(87.4)	(88.9)
Balance end of period	$121.8	$124.0	$124.9

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
The Environmental Protection Agency (“EPA”) has asserted claims in federal court in Rhode Island against certain current and former affiliates of Black & Decker related to environmental contamination found at the Centredale Manor Restoration Project Superfund ("Centredale") site, located in North Providence, Rhode Island. The EPA has discovered a variety of contaminants at the site, including but not limited to, dioxins, polychlorinated biphenyls, and pesticides. The EPA alleges that Black & Decker and certain of its current and former affiliates are liable for site clean-up costs under CERCLA as successors to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. Black & Decker and certain of its current and former affiliates contest the EPA's allegation that they are responsible for the contamination, and have asserted contribution claims, counterclaims and cross-claims against a number of other potentially responsible parties, including the federal government as well as insurance carriers. The EPA released its Record of Decision ("ROD") in September 2012, which identified and described the EPA's selected remedial alternative for the site. Black & Decker and certain of its current and former affiliates are contesting the EPA's selection of the remedial alternative set forth in the ROD, on the grounds that the EPA's actions were arbitrary and capricious and otherwise not in accordance with law, and have proposed other equally-protective, more cost-effective alternatives. Black & Decker and its affiliate Emhart Industries, Inc. are vigorously litigating the issue of their liability for environmental conditions at the Centredale site. If either or both entities are found liable, the Company's estimated remediation costs related to the Centredale site (including the EPA’s past costs as well as costs of additional investigation, remediation, and related costs such as EPA’s oversight costs, less escrowed funds contributed by primary potentially responsible parties (PRPs) who have reached settlement agreements with the EPA), which the Company considers to be probable and reasonably estimable, range from approximately $68.1 million to $139.7 million, with no amount within that range representing a more likely outcome until such time as the litigation is resolved through judgment or compromise. The Company’s reserve for this environmental remediation matter of $68.1 million reflects the fact that the EPA considers Metro-Atlantic, Inc. to be a primary source of contamination at the site. As the specific nature of the environmental remediation activities that may be mandated by the EPA at this site have not yet been finally determined through the on-going litigation, the ultimate remedial costs associated with the site may vary from the amount accrued by the Company at December 28, 2013.
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
The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of December 28, 2013 and December 29, 2012, the Company had reserves of $184.1 million and $188.0 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2013 amount, $13.1 million is classified as current and $171.0 million as long-term which is expected to be paid over the estimated remediation period. As of December 28, 2013, the Company has recorded $23.4 million in other assets related to funding by the EPA and monies received have been placed it in trust in accordance with the final settlement with the EPA, embodied in a Consent Decree approved by the United States District Court for the Central District of California on July 3, 2013. Per the Consent Decree, Emhart Industries, Inc. (a dissolved, former indirectly wholly-owned subsidiary of The Black & Decker Corporation) (“Emhart”) has agreed to be responsible for an interim remedy at a site located in Rialto, California and formerly operated by West Coast Loading Corporation (“WCLC”), a defunct company for which Emhart was alleged to be liable as a successor. The remedy will be funded by (i) the amounts received from the EPA as gathered from multiple parties, and, to the extent necessary, (ii) Emhart's affiliate.  The interim remedy requires the construction of a water treatment facility and the filtering of ground water at or around the site for a period of approximately 30 years or more. Accordingly, as of December 28, 2013, the Company's cash obligation associated with the aforementioned remediation activities including WCLC is $160.7 million. The range of environmental remediation costs that is reasonably possible is $138.2 million to $274.0 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with policy.
The environmental liability for certain sites that have cash payments beyond the current year that are fixed or reliably determinable have been discounted using a rate of 0.7% to 3.9%, depending on the expected timing of disbursements. The discounted and undiscounted amount of the liability relative to these sites is $20.4 million and $27.3 million, respectively. The payments relative to these sites are expected to be $1.9 million in 2014, $2.9 million in 2015, $2.1 million in 2016, $1.7 million in 2017, $1.6 million in 2018 and $17.1 million thereafter.
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

T. DISCONTINUED OPERATIONS
During 2013, the Company classified two small businesses within the Security and Industrial segments as held for sale based on management's intention to sell these businesses. As a result of this decision, the Company recorded pre-tax impairment losses of $22.2 million in order to remeasure these businesses at estimated fair value less costs to sell. The business within the Industrial segment was subsequently sold in February 2014. Any adjustments to the loss on sale will be recorded during the first quarter of 2014 and are not expected to be significant.
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
As a result of these actions, the above businesses have been reported as discontinued operations in the Company's Consolidated Financial Statements. Amounts previously reported have been reclassified, as necessary, to conform to this presentation in accordance with ASC 205 to allow for meaningful comparison of continuing operations. The Consolidated Balance Sheets as of December 28, 2013 and December 29, 2012 aggregate amounts associated with discontinued operations as described above. Summarized results of discontinued operations are presented in the following table:

(Millions of Dollars)	2013	2012	2011
Net Sales	$38.4	$973.2	$1,060.9
(Loss) earnings from discontinued operations before income taxes (including pretax gain on HHI sale of $384.7 million in 2012)	$(42.0)	$488.8	$104.4
Income tax (benefit) expense on discontinued operations (including income taxes for gain on HHI sale of $25.8 million in 2012)	(14.0)	69.8	36.5
Net (loss) earnings from discontinued operations	$(28.0)	$419.0	$67.9

During 2013, the Company completed the 2012 income tax return filings which included the final calculations of the tax gain on the Hardware & Home Improvement business (“HHI”) sale which took place in 2012. As a result of these tax return filings, the Company recorded an income tax benefit of approximately $19.1 million within discontinued operations related to finalization of the taxable gain on the HHI sale. Changes to the original tax gain were driven primarily by the determination of the final purchase price allocation and the finalization of the U.S. tax basis calculation, both of which were finalized during the year.
As of December 28, 2013, assets and liabilities held for sale relating to the two small businesses within the Security and Industrial segments totaled $10.1 million and $6.3 million, respectively.
As of December 29, 2012, assets and liabilities held for sale relating to the two small businesses within the Security and Industrial segments, as well as the residential portion of the Tong Lung business, totaled $171.7 million and $37.3 million, respectively.

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

SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	Quarter
(Millions of Dollars, except per share amounts)	First	Second	Third	Fourth	Year
2013
Net sales	$2,476.5	$2,859.4	$2,759.3	$2,906.0	$11,001.2
Gross profit	908.6	1,005.9	987.7	1,030.7	3,932.9
Selling, general and administrative expenses	664.7	677.2	669.6	703.1	2,714.6
Net earnings from continuing operations	84.7	197.4	169.6	65.6	517.3
Less: Net loss attributable to non-controlling interest	(0.4)	(0.3)	(0.3)	(0.1)	(1.0)
Net earnings from continuing operations attributable to Stanley Black & Decker, Inc.	85.1	197.7	169.9	65.7	518.3
Net loss from discontinued operations	(4.0)	(10.6)	(3.9)	(9.6)	(28.0)
Net earnings attributable to Stanley Black & Decker, Inc.	$81.1	$187.1	$166.0	$56.1	$490.3
Basic earnings (loss) per common share:
Continuing operations	$0.55	$1.27	$1.10	$0.42	$3.34
Discontinued operations	(0.03)	(0.07)	(0.02)	(0.06)	(0.18)
Total basic earnings per common share	$0.52	$1.21	$1.07	$0.36	$3.16
Diluted earnings (loss) per common share:
Continuing operations	$0.53	$1.25	$1.07	$0.41	$3.26
Discontinued operations	(0.02)	(0.07)	(0.02)	(0.06)	(0.18)
Total diluted earnings per common share	$0.51	$1.18	$1.04	$0.35	$3.09
2012
Net sales	$2,414.0	$2,557.2	$2,517.2	$2,659.5	$10,147.9
Gross profit	908.6	928.9	911.9	946.1	3,695.5
Selling, general and administrative expenses	632.6	621.5	609.2	636.6	2,499.9
Net earnings from continuing operations	107.9	128.4	90.0	137.7	464.0
Less: Net (loss) earnings attributable to non-controlling interest	(0.7)	(0.3)	(0.2)	0.4	(0.8)
Net earnings from continuing operations attributable to Stanley Black & Decker, Inc.	108.6	128.7	90.2	137.3	464.8
Net earnings from discontinued operations	13.2	26.1	25.0	354.8	419.0
Net earnings attributable to Stanley Black & Decker, Inc.	$121.8	$154.8	$115.2	$492.1	$883.8
Basic earnings per common share:
Continuing operations	$0.66	$0.78	$0.55	$0.85	$2.85
Discontinued operations	0.08	0.16	0.15	2.20	2.57
Total basic earnings per common share	$0.74	$0.94	$0.71	$3.05	$5.41
Diluted earnings per common share:
Continuing operations	$0.64	$0.77	$0.54	$0.83	$2.79
Discontinued operations	0.08	0.15	0.15	2.16	2.51
Total diluted earnings per common share	$0.72	$0.92	$0.69	$2.99	$5.30
The quarterly amounts above have been adjusted for the divestiture of HHI as well as for two small businesses within the Security and Industrial segments, which have been excluded from continuing operations and are reported as discontinued operations. Refer to Note T, Discontinued Operations, of the Notes to Consolidated Financial Statements in Item 8 for further discussion.

During 2013, the Company recognized $394 million ($273 million after tax, or $1.72 per diluted share), in charges on continuing operations primarily associated with merger and acquisitions-related charges pertaining to the Black & Decker merger and Niscayah and Infastech acquisitions, including facility closure-related charges, employee-related charges and integration costs, as well as cost containment charges and a restructuring reversal in the second quarter due to the termination of a previously approved restructuring action. Other charges relate to the loss on extinguishment of debt.
The impact of these merger and acquisition-related charges and effect on diluted earnings per share by quarter was as follows:

Merger and Acquisition-Related Charges	Diluted EPS Impact
• Q1 2013 — $106 million ($81 million after-tax)	$0.51 per diluted share
• Q2 2013 — $5 million (($4) million after-tax)	($0.02) per diluted share
• Q3 2013 — $67 million ($51 million after-tax)	$0.32 per diluted share
• Q4 2013 — $215 million ($144 million after-tax)	$0.91 per diluted share
During 2012, the Company recognized $442 million ($329 million after tax), or $1.97 per diluted share, in charges on continuing operations primarily associated with merger and acquisitions-related charges (including facility closure-related charges, integration-related administration costs and consulting fees, as well as transaction cost), the charges associated with the $200 million in cost actions implemented in 2012, as well as the charges associated with the extinguishment of debt during the third quarter of 2012. The impact of these merger and acquisition-related charges and effect on diluted earnings per share by quarter was as follows:

Merger and Acquisition-Related Charges	Diluted EPS Impact
• Q1 2012 — $80 million ($59 million after-tax)	$0.35 per diluted share
• Q2 2012 — $74 million ($63 million after-tax)	$0.37 per diluted share
• Q3 2012 — $157 million ($113 million after-tax)	$0.68 per diluted share
• Q4 2012 — $131 million ($95 million after-tax)	$0.58 per diluted share
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

3.2	(a)	Amended and Restated ByLaws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 19, 2013).

4.1	(a)
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

4.3	(a)
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

(e)
Fourth Supplemental Indenture, dated as of December 3, 2013, between the Company and the Trustee, relating to the Notes (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K dated December 3, 2013).

(f)
Fifth Supplemental Indenture, dated December 3, 2013, between the Company and the Trustee, related to the Debentures. (incorporated by reference to Exhibit 4.9 to the Company’s Form 8-K dated December 3, 2013).

	(g)	Form of 5.75% Junior Subordinated Debentures due 2052 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated July 25, 2012).

	(h)	Form of Debenture (incorporated by reference to Exhibit 4.9 to the Company’s Form 8-K dated December 3, 2013).

4.4	(a)
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

4.5	(a)
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
Purchase Contract and Pledge Agreement, dated December 3, 2013, among the Company, The Bank of New York Mellon Trust Company, National Association, as Purchase Contract Agent, and HSBC Bank USA, National Association, as Collateral Agent, Custodial Agent and Securities Intermediary (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated December 3, 2013).

	(b)	Form of Corporate Unit (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated December 3, 2013).

	(c)	Form of Treasury Unit (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated December 3, 2013).

	(d)	Form of Cash Settled Unit (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated December 3, 2013).

	(e)	Form of Unpledged Note (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K dated December 3, 2013).

	(f)	Form of Pledged Note (incorporated by reference to Exhibit 4.8 to the Company’s Form 8-K dated December 3, 2013).

10.1
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

10.2
Executive Chairman Agreement dated as of November 2, 2009, among The Stanley Works and Nolan D. Archibald (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 3, 2009)*.

10.3	(a)
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

10.4	(a)
Employment Agreement, dated as of November 2, 2009, among The Stanley Works and James M. Loree (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 3, 2009)*.

(b)
Letter Agreement between Stanley Black & Decker, Inc. and James M. Loree effective January 13, 2013 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 14, 2013).*

10.5
Form A of Amended and Restated Change in Control Severance Agreement. James M. Loree is a party to a Restated and Amended Change in Control Severance Agreement in this Form. (incorporated by reference to Exhibit (xiv) to the Company’s Annual Report on Form 10-K for the period ended January 3, 2009).*

10.6
Form B of Amended and Restated Change in Control Severance Agreement. Jeffery D. Ansell is a party to an Amended and Restated Change in Control Severance Agreements in this Form. (incorporated by reference to Exhibit (xv) to the Company’s Annual Report on Form 10-K for the period ended January 3, 2009).*

10.7
Form B of Change in Control Severance Agreement. Donald Allan, Jr., is a party to a Change in Control Severance Agreement in this Form. (incorporated by reference to Exhibit (xvi) to the Company’s Annual Report on Form 10-K for the period ended January 3, 2009).*

10.8
Revised Form B of Change in Control Severance Agreement. Three of the Company’s Executive Officers are parties to a Change in Control Severance Agreement in this Form (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ended December 29, 2012).*

10.9
Form C of Change in Control Severance Agreement. Six of the Company’s Executive Officers are parties to Change in Control Severance Agreements in this Form (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2013).*

10.10
Deferred Compensation Plan for Non-Employee Directors amended and restated as of December 11, 2007 (incorporated by reference to Exhibit 10(vii) to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007).*

10.11
Deferred Compensation Plan for Participants in Stanley’s Management Incentive Plan amended and restated as of December 11, 2007 (incorporated by reference to Exhibit 10(ix) to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007).*

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

10.18	(a)	The Stanley Black & Decker 2013 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 20, 2013).*

(b)
Form of Award Document for Performance Awards granted to Executive Officers under 2013 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 20, 2013.)*

	(c)	Form of stock option certificate for grants to executive officers pursuant to the Company’s 2013 Long Term Incentive Plan.*

	(d)	Form of restricted stock unit award certificate for grants of restricted stock units to executive officers pursuant to the Company’s 2013 Long Term Incentive Plan.*

10.19	(a)
The Stanley Works Restricted Stock Unit Plan for Non-Employee Directors amended and restated as of December 11, 2007 (incorporated by reference to Exhibit 10(xx) to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007).*

(b)
Form of Certificate for RSUs issued pursuant to The Stanley Works Restricted Stock Unit Plan for Non-Employee Directors (incorporated by reference to Exhibit 10(xxv) to the Company’s Annual Report on Form 10-K for the year ended January 1, 2005).*

10.20
The Stanley Black & Decker, Inc. 2012 Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2012).*

10.21
Special Severance Policy for Management Incentive Compensation Plan Participants Levels 1-5 as amended effective October 17, 2008 (incorporated by reference to Exhibit (xxi) to the Company’s Annual Report on Form 10-K for the period ended January 3, 2009).*

10.22		Employee Stock Purchase Plan as amended April 23, 2009 (incorporated by reference to Exhibit 10(iii)(d) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2009).*

10.23		The Black & Decker 1996 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 12, 2010)*.

10.24		The Black & Decker 2003 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on March 12, 2010)*.

10.25	(a)	The Black & Decker Corporation 2004 Restricted Stock Plan (incorporated by reference to Exhibit 10(xi)(a) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010)*.

(b)
Form of Restricted Share Agreement relating to The Black & Decker Corporation 2004 Restricted Stock Plan (incorporated by reference to Exhibit 10(xi)(b) to the Company’s Quarterly Report on Form 10-Q filed on
May 13, 2010)*.

10.26	(a)
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

10.27
The Black & Decker Non-Employee Directors Stock Plan (incorporated by reference to Exhibit 4.11 to the Company’s Post -Effective Amendment No. 1 on Form S-8 To Form S-4 Registration Statement (Registration No. 333-163509) filed on March 12, 2010)*.

10.28
Form of Nonqualified Stock Option Agreement relating to The Black & Decker Corporation’s stock option plans (incorporated by reference to Exhibit 10(xix) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010)*.

10.29	(a)	The Black & Decker Supplemental Pension Plan, as amended and restated (incorporated by reference to Exhibit 10(xx) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010)*.

	(b)	First Amendment to The Black & Decker Supplemental Pension Plan (incorporated by reference to Exhibit 10(xxi) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010)*.

10.30
The Black & Decker Supplemental Executive Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10(xxii) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010)*.

11
Statement re computation of per share earnings (the information required to be presented in this exhibit appears in Note J to the Company’s Consolidated Financial Statements set forth in this Annual Report on Form 10-K).

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