Form 10-Q
period 2014-03-29
STANLEY BLACK & DECKER, INC.
filed 2014-04-25
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2014.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
156,060,837 shares of the registrant’s common stock were outstanding as of April 17, 2014

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 29, 2014 AND MARCH 30, 2013
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	Year-to-Date
	2014	2013
Net Sales	$2,640.8	$2,476.5
Costs and Expenses
Cost of sales	$1,680.5	$1,567.9
Selling, general and administrative	643.9	663.2
Provision for doubtful accounts	3.8	1.5
Other-net	61.6	70.8
Restructuring (credits) charges and asset impairments	(3.7)	42.9
Interest expense	44.3	39.9
Interest income	(3.4)	(3.2)
	$2,427.0	$2,383.0
Earnings from continuing operations before income taxes	213.8	93.5
Income taxes on continuing operations	46.8	8.8
Earnings from continuing operations	$167.0	$84.7
Less: Net earnings (loss) attributable to non-controlling interests	0.2	(0.4)
Net earnings from continuing operations attributable to common shareowners	$166.8	$85.1
Net loss from discontinued operations	(4.9)	(4.0)
Net Earnings Attributable to Common Shareowners	$161.9	$81.1
Total Comprehensive Income (Loss) Attributable to Common Shareowners	$166.7	$(61.1)
Basic earnings (loss) per share of common stock:
Continuing operations	$1.07	$0.55
Discontinued operations	(0.03)	(0.03)
Total basic earnings per share of common stock	$1.04	$0.52
Diluted earnings (loss) per share of common stock:
Continuing operations	$1.05	$0.53
Discontinued operations	(0.03)	(0.02)
Total diluted earnings per share of common stock	$1.02	$0.51
Dividends per shares of common stock	$0.50	$0.49
Weighted Average Shares Outstanding (in thousands):
Basic	155,905	155,552
Diluted	158,951	158,994
See notes to (unaudited) condensed consolidated financial statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 29, 2014 AND DECEMBER 28, 2013
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	March 29, 2014	December 28, 2013
ASSETS
Current Assets
Cash and cash equivalents	$432.6	$496.2
Accounts and notes receivable, net	1,795.8	1,633.0
Inventories, net	1,663.1	1,485.2
Assets held for sale	4.6	10.1
Other current assets	375.1	344.2
Total Current Assets	4,271.2	3,968.7
Property, Plant and Equipment, net	1,482.4	1,485.3
Goodwill	7,609.5	7,565.3
Intangibles, net	3,009.4	3,067.6
Other Assets	460.4	448.2
Total Assets	$16,832.9	$16,535.1
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities
Short-term borrowings	$675.0	$392.7
Current maturities of long-term debt	8.5	9.9
Accounts payable	1,581.8	1,575.9
Accrued expenses	1,185.6	1,236.2
Liabilities held for sale	4.9	6.3
Total Current Liabilities	3,455.8	3,221.0
Long-Term Debt	3,831.1	3,799.4
Deferred Taxes	1,008.4	914.4
Post-retirement Benefits	732.4	744.2
Other Liabilities	825.9	975.6
Commitments and Contingencies (Note R)	—	—
Shareowners’ Equity
Stanley Black & Decker, Inc. Shareowners’ Equity
Preferred stock, without par value: Authorized and unissued 10,000,000 shares	—	—
Common stock, par value $2.50 per share: Authorized 300,000,000 shares in 2014 and 2013 Issued 176,902,738 shares in 2014 and 2013	442.3	442.3
Retained earnings	3,569.4	3,484.9
Additional paid in capital	4,848.3	4,878.6
Accumulated other comprehensive loss	(494.2)	(499.0)
ESOP	(47.6)	(53.2)
	8,318.2	8,253.6
Less: cost of common stock in treasury	(1,420.4)	(1,454.4)
Stanley Black & Decker, Inc. Shareowners’ Equity	6,897.8	6,799.2
Non-controlling interests	81.5	81.3
Total Shareowners’ Equity	6,979.3	6,880.5
Total Liabilities and Shareowners’ Equity	$16,832.9	$16,535.1
See notes to (unaudited) condensed consolidated financial statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 29, 2014 AND MARCH 30, 2013
(Unaudited, Millions of Dollars)

	Year-to-Date
	2014	2013
OPERATING ACTIVITIES
Net earnings attributable to common shareowners	$161.9	$81.1
Adjustments to reconcile net earnings to cash used in operating activities:
Depreciation and amortization of property, plant and equipment	64.4	58.5
Amortization of intangibles	46.0	47.3
Pretax loss on sale of business	3.1	—
Asset impairments	—	16.5
Changes in working capital	(330.3)	(195.0)
Changes in other assets and liabilities	(97.1)	(155.9)
Cash used in operating activities	(152.0)	(147.5)
INVESTING ACTIVITIES
Capital expenditures	(57.8)	(76.6)
Business acquisitions, net of cash acquired	(3.2)	(853.9)
Proceeds from sale of businesses and assets	6.0	1.0
Payments on net investment hedge settlements	(6.3)	(9.2)
Other	(4.4)	(2.9)
Cash used in investing activities	(65.7)	(941.6)
FINANCING ACTIVITIES
Payments on long-term debt	(0.3)	(0.6)
Stock purchase contract fees	(3.6)	(0.8)
Net short-term borrowings	282.3	1,330.5
Cash dividends on common stock	(80.7)	(79.1)
Termination of interest rate swaps	(30.3)	—
Payment on forward stock purchase contract	—	(350.0)
Proceeds from issuances of common stock	13.2	83.2
Purchases of common stock for treasury	(19.4)	(21.1)
Cash provided by financing activities	161.2	962.1
Effect of exchange rate changes on cash and cash equivalents	(7.1)	(31.5)
Change in cash and cash equivalents	(63.6)	(158.5)
Cash and cash equivalents, beginning of period	496.2	716.0
CASH AND CASH EQUIVALENTS, END OF PERIOD	$432.6	$557.5
See notes to (unaudited) condensed consolidated financial statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 29, 2014

A.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. Operating results for the three months ended March 29, 2014 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Stanley Black & Decker, Inc.’s (the “Company”) Form 10-K for the year ended December 28, 2013.

During the first quarter of 2014, the Company recast segment results for prior periods to align reporting with the current management of the Company’s operations in the emerging markets to be comparable with the current year presentation. Accordingly, segment net sales and segment profit have been recast between the Construction & Do-It-Yourself (“CDIY”) and Industrial segments. There is no impact to the Consolidated Financial Statements of the Company as a result of this segment realignment.
During the third quarter of 2013, the Company classified two small businesses within the Security and Industrial segments as held for sale based on management's intention to sell these businesses. The business within the Industrial segment was sold during the first quarter of 2014 and resulted in an after-tax loss of $3.1 million. The operating results of the business within the Industrial segment, including the loss on sale, have been reported as discontinued operations through the date of the sale and for the three months ended March 30, 2013, while the operating results of the business within the Security segment have been reported as discontinued operations for the three months ended March 29, 2014 and March 30, 2013. In addition, in December 2012, the Company sold its Hardware & Home Improvement business ("HHI"), including the residential portion of Tong Lung, to Spectrum Brands Holdings, Inc. ("Spectrum") for approximately $1.4 billion in cash. The purchase and sale agreement stipulated that the sale occur in a First and Second Closing. The First Closing, which excluded the residential portion of the Tong Lung business, occurred on December 17, 2012 and resulted in an after-tax gain of $358.9 million. The Second Closing, in which the residential portion of the Tong Lung business was sold for $93.5 million in cash, occurred on April 8, 2013 and resulted in an after-tax gain of $4.7 million. The operating results of the residential portion of Tong Lung have been reported as discontinued operations for the three months ended March 30, 2013. Amounts previously reported have been reclassified to conform to this presentation in accordance with ASC 205, "Presentation of Financial Statements," to allow for meaningful comparison of continuing operations. Net sales for discontinued operations totaled $7.7 million and $32.9 million for the three months ended March 29, 2014 and March 30, 2013, respectively. Assets and liabilities held for sale relating to these discontinued operations totaled $4.6 million and $4.9 millions of March 29, 2014 and $10.1 million and $6.3 million as of December 28, 2013, respectively.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates. Certain amounts reported in the previous year have been reclassified to conform to the 2014 presentation.

B.	New Accounting Standards

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." The amendments contained in this update change the criteria for reporting discontinued operations and enhances the reporting requirements for discontinued operations. Under the revised standard, a discontinued operation must represent a strategic shift that has or will have a major effect on an entity's operations and financial results. Examples could include a disposal of a major line of business, a major geographical area, a major equity method investment, or other major parts of an entity. The revised standard will also allow an entity to have certain continuing cash flows or involvement with the component after the disposal. Additionally, the standard requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. This ASU is effective for reporting periods beginning after

December 15, 2014 with early adoption permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. The Company is currently evaluating the new guidance to determine the impact it may have to its consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The FASB's objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. New recurring disclosures are not required because the ASU does not affect the recognition or measurement of uncertain tax positions under ASC 740. This ASU is effective for reporting periods beginning after December 15, 2013 with early adoption permitted. The Company adopted this guidance during the first quarter of 2014. The adoption of this guidance did not have a material impact to the Company's consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This guidance applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. This standard update is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The adoption of this guidance did not have an impact to the Company's consolidated financial statements.

C.	Earnings Per Share
The following table reconciles net earnings attributable to common shareowners and the weighted-average shares outstanding used to calculate basic and diluted earnings per share for the three months ended March 29, 2014 and March 30, 2013:

	Year-to-Date
	2014	2013
Numerator (in millions):
Net earnings from continuing operations attributable to common shareowners	$166.8	$85.1
Net loss from discontinued operations	(4.9)	(4.0)
Net earnings attributable to common shareowners	$161.9	$81.1
Less: Earnings attributable to participating restricted stock units (“RSU’s”)	—	(0.1)
Net Earnings — basic	$161.9	$81.0
Net Earnings — dilutive	$161.9	$81.1

	Year-to-Date
	2014	2013
Denominator (in thousands):
Basic earnings per share — weighted-average shares	155,905	155,552
Dilutive effect of stock options, awards and convertible preferred units	3,046	3,442
Diluted earnings per share — weighted-average shares	158,951	158,994
Earnings per share of common stock:
Basic earnings (loss) per share of common stock:
Continuing operations	$1.07	$0.55
Discontinued operations	(0.03)	(0.03)
Total basic earnings per share of common stock	$1.04	$0.52
Diluted earnings (loss) per share of common stock:
Continuing operations	$1.05	$0.53
Discontinued operations	(0.03)	(0.02)
Total dilutive earnings per share of common stock	$1.02	$0.51

The following weighted-average stock options were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	Year-to-Date
	2014	2013
Number of stock options	955	995

D.     Financing Receivables
Long-term trade financing receivables of $160.9 million and $157.8 million at March 29, 2014 and December 28, 2013, respectively, are reported within Other Assets in the Condensed Consolidated Balance Sheets. Financing receivables and long-term financing receivables are predominately related to certain security equipment leases with commercial businesses. Generally, the Company retains legal title to any equipment leases and bears the right to repossess such equipment in an event of default. All financing receivables are interest bearing and the Company has not classified any financing receivables as held-for-sale. Interest income earned from financing receivables that are not delinquent is recorded on the effective interest method. The Company considers any financing receivable that has not been collected within 90 days of original billing date as past-due or delinquent. Additionally, the Company considers the credit quality of all past-due or delinquent financing receivables as nonperforming.
The Company has an accounts receivable sale program that expires on December 11, 2014. According to the terms of that program the Company is required to sell certain of its trade accounts receivables at fair value to a wholly owned, consolidated, bankruptcy-remote special purpose subsidiary (“BRS”). The BRS, in turn, must sell such receivables to a third-party financial institution (“Purchaser”) for cash and a deferred purchase price receivable. The Purchaser’s maximum cash investment in the receivables at any time is $100.0 million. The purpose of the program is to provide liquidity to the Company. The Company accounts for these transfers as sales under Accounting Standards Codification ("ASC") 860, Transfers and Servicing. Receivables are derecognized from the Company’s Consolidated Balance Sheet when the BRS sells those receivables to the Purchaser. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred purchase price receivable. At March 29, 2014, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.
At March 29, 2014 and December 28, 2013, $70.7 million and $84.8 million, respectively, of net receivables were derecognized. Gross receivables sold amounted to $296.1 million ($273.4 million, net) and $262.0 million ($238.9 million, net) for the three months ended March 29, 2014 and March 30, 2013, respectively. These sales resulted in a pre-tax loss of $0.8 million and $0.6 million for the three months ended March 29, 2014 and March 30, 2013, respectively. These pre-tax losses include servicing fees of $0.1 million for both the three months ended March 29, 2014 and March 30, 2013. Proceeds from transfers of receivables to the Purchaser totaled $231.6 million and $192.4 million for the three months ended March 29, 2014 and March 30, 2013, respectively. Collections of previously sold receivables, including deferred purchase price receivables, and all fees, which are settled one month in arrears, resulted in payments to the Purchaser of $246.0 million and $217.1 million for the three months ended March 29, 2014 and March 30, 2013, respectively.
The Company’s risk of loss following the sale of the receivables is limited to the deferred purchase price receivable, which was $109.1 million at March 29, 2014 and $37.3 million at December 28, 2013. The deferred purchase price receivable will be repaid in cash as receivables are collected, generally within 30 days, and as such the carrying value of the receivable recorded approximates fair value. Delinquencies and credit losses were insignificant for the three months ended March 29, 2014 and March 30, 2013. Cash inflows related to the deferred purchase price receivable totaled $80.9 million and $73.6 million for the three months ended March 29, 2014 and March 30, 2013, respectively. All cash flows under the program are reported as a component of changes in accounts receivable within operating activities in the Condensed Consolidated Statements of Cash Flows since all the cash from the Purchaser is either: 1) received upon the initial sale of the receivable; or 2) from the ultimate collection of the underlying receivables and the underlying receivables are not subject to significant risks, other than credit risk, given their short-term nature.

E.	Inventories
The components of Inventories, net at March 29, 2014 and December 28, 2013 are as follows (in millions):

	2014	2013
Finished products	$1,208.7	$1,081.5
Work in process	138.8	128.8
Raw materials	315.6	274.9
Total	$1,663.1	$1,485.2

F.	Acquisitions

2013 ACQUISITIONS

INFASTECH
On February 27, 2013, the Company acquired a 100% ownership interest in Infastech for a total purchase price of $826.4 million, net of cash acquired. Infastech designs, manufactures and distributes highly-engineered fastening technologies and applications for a diverse blue-chip customer base in the industrial, electronics, automotive, construction and aerospace end markets. The acquisition of Infastech adds to the Company's strong positioning in specialty engineered fastening, an industry with solid growth prospects, and further expands the Company's global footprint with its strong concentration in fast-growing emerging markets. Infastech is headquartered in Hong Kong and has been consolidated into the Company's Industrial segment.

The Infastech acquisition has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. The following table summarizes the estimated fair values of major assets acquired and liabilities assumed:

(Millions of Dollars)
Cash and cash equivalents	$82.0
Accounts and notes receivable, net	117.3
Inventories, net	86.7
Prepaid expenses and other current assets	5.3
Property, plant and equipment	46.0
Trade names	22.0
Customer relationships	251.0
Technology	28.0
Other assets	3.4
Accounts payable	(99.0)
Accrued expenses	(52.6)
Deferred taxes	(68.6)
Other liabilities	(42.8)
Total identifiable net assets	$378.7
Goodwill	529.7
Total consideration transferred	$908.4

The weighted average useful lives assigned to the trade names, customer relationships, and technology were 15 years, 12.7 years and 10 years, respectively.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected cost synergies of the combined business, assembled workforce, and the going concern nature of Infastech. The purchase accounting for this acquisition is complete.

GQ
On May 28, 2013, the Company purchased a 60% controlling share in Jiangsu Guoqiang Tools Co., Ltd. ("GQ") for a total purchase price of $48.5 million, net of cash acquired. GQ is a manufacturer and seller of power tools, armatures and stators in both domestic and foreign markets. The acquisition of GQ complements the Company's existing power tools product offerings and further diversifies the Company's operations and international presence. GQ is headquartered in Qidong, China and is being consolidated into the Company's CDIY segment. The estimated net assets acquired of GQ, including $20.4 million of intangible assets and $3.5 million of cash, totaled approximately $22.4 million and the resulting goodwill was $59.4 million. The total purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The Company will finalize the purchase accounting for GQ in the second quarter of 2014 during the measurement period. The finalization of the Company's purchase accounting assessment will result in changes in the valuation of assets and liabilities acquired, which the Company does not expect to be material.
Four smaller acquisitions were completed during 2013 for a total purchase price of $40.9 million, net of cash acquired, which are being integrated into each of the Company's three segments.
ACTUAL AND PRO-FORMA IMPACT FROM ACQUISITIONS
Actual Impact from Acquisitions
The Company did not complete any acquisitions in the first quarter of 2014. As such, there was no impact from new acquisitions on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) for the first quarter of 2014.
Pro-forma Impact from Acquisitions
The following table presents supplemental pro-forma information for the three months ended March 30, 2013 as if the Infastech, GQ, and other 2013 acquisitions had occurred on December 31, 2012. This pro-forma information includes acquisition-related charges for the period. The pro-forma consolidated results are not necessarily indicative of what the Company’s consolidated net sales and net earnings would have been had the Company completed these acquisitions on December 31, 2012. In addition, the pro-forma consolidated results do not reflect the actual or expected realization of any cost savings associated with the acquisitions.

Year-to-Date
(Millions of Dollars, except per share amounts)	2013
Net sales	$2,580.0
Net earnings from continuing operations attributable to common shareowners	92.2
Diluted earnings per share-continuing operations	0.58
The 2013 pro-forma results were calculated by combining the results of Stanley Black & Decker with the stand-alone results of the 2013 acquisitions for their respective pre-acquisition periods. The following adjustments were made to account for certain costs which would have been incurred during this pre-acquisition period:

•
Elimination of the historical pre-acquisition intangible asset amortization expense and the addition of intangible asset amortization expense related to intangibles valued as part of the purchase price allocation that would have been incurred from December 31, 2012 to March 30, 2013.

•	Additional expense for deal costs and inventory step-up adjustments, where applicable, which would have been amortized as the corresponding inventory was sold.

•	Because certain acquisitions were funded using existing sources of liquidity, additional interest expense was factored into the 2013 pro-forma period.

G.     Goodwill
Changes in the carrying amount of goodwill by segment are as follows:

(Millions of Dollars)	CDIY	Industrial	Security	Total
Balance December 28, 2013	$2,951.2	$2,026.0	$2,588.1	$7,565.3
Additions from acquisitions	3.1	26.8	1.8	31.7
Foreign currency translation and other	4.6	4.7	3.2	12.5
Balance March 29, 2014	$2,958.9	$2,057.5	$2,593.1	$7,609.5

As discussed previously, the Company recast 2013 segment net sales and profit between the CDIY and Industrial segments to align reporting with the current management of the Company's operations in the emerging markets to be comparable with current year presentation. As a result, the associated goodwill of these segments was adjusted accordingly to reflect the change. There is no impact to the 2013 consolidated financial statements as a result of this segment realignment.

H.	Long-Term Debt and Financing Arrangements
Long-term debt and financing arrangements at March 29, 2014 and December 28, 2013 are as follows:

(Millions of Dollars)	Interest Rate	2014	2013
Notes payable due 2018 (junior subordinated)	2.25%	$345.0	$345.0
Notes payable due 2018 (junior subordinated)	4.25%	632.5	632.5
Notes payable due 2021	3.40%	389.8	382.2
Notes payable due 2022	2.90%	799.4	799.4
Notes payable due 2028	7.05%	153.7	147.7
Notes payable due 2040	5.20%	336.9	317.4
Notes payable due 2052 (junior subordinated)	5.75%	750.0	750.0
Notes payable due 2053 (junior subordinated)	5.75%	398.1	400.0
Other, payable in varying amounts through 2021	0.00% – 6.62%	34.2	35.1
Total long-term debt, including current maturities		$3,839.6	$3,809.3
Less: Current maturities of long-term debt		(8.5)	(9.9)
Long-term debt		$3,831.1	$3,799.4
At March 29, 2014, the Company had fixed-to-floating interest rate swaps on its $400.0 million notes payable due 2021. The carrying value of the notes payable due 2021 includes a loss of $24.0 million pertaining to fair value adjustments of the swaps, $14.1 million pertaining to the unamortized gain on previously terminated swaps and $0.3 million of unamortized discount on the notes.
At March 29, 2014, the Company's carrying value on its $800.0 million notes payable due 2022 includes $0.6 million of unamortized discount on the notes.
At March 29, 2014, the Company had fixed-to-floating interest rate swaps on its $150.0 million notes payable due 2028. The carrying value of the notes payable due 2028 includes a gain of $15.1 million pertaining to fair value adjustments made in purchase accounting offset by a loss of $11.4 million pertaining to fair value adjustments of the swaps.
At March 29, 2014, the Company had fixed-to-floating interest rate swaps on a portion of its $400.0 million notes payable due 2040. The carrying value of the notes payable due 2040 includes a loss of $28.2 million pertaining to the fair value adjustments of the swaps, $34.6 million pertaining to the unamortized loss on previously terminated swaps and $0.3 million of unamortized discount on the notes.
At March 29, 2014, the Company had fixed-to-floating interest rate swaps on its $400.0 million notes payable due 2053. The carrying value of the notes payable due 2053 includes a loss of $1.9 million pertaining to fair value adjustments of the swaps.
Unamortized gains and fair value adjustments associated with interest rate swaps and the impact of terminated swaps are more fully discussed in Note I, Derivative Financial Instruments.

As of March 29, 2014 and December 28, 2013, the Company had $674.9 million and $368.0 million of borrowings outstanding against the Company’s $2.0 billion commercial paper program, respectively.

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

A summary of the fair value of the Company’s derivatives recorded in the Consolidated Balance Sheets at March 29, 2014 and December 28, 2013 follows (in millions):

	Balance Sheet Classification	2014	2013	Balance Sheet Classification	2014	2013
Derivatives designated as hedging instruments:
Interest Rate Contracts Fair Value	Other current assets	$18.7	$21.7	Accrued expenses	$3.1	$3.3
	LT other assets	—	—	LT other liabilities	72.1	139.3
Foreign Exchange Contracts Cash Flow	Other current assets	6.3	3.7	Accrued expenses	1.3	0.3
Net Investment Hedge	Other current assets	1.6	1.4	Accrued expenses	57.1	52.6
		$26.6	$26.8		$133.6	$195.5
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$62.3	$64.9	Accrued expenses	$16.0	$10.4
	LT other assets	—	—	LT other liabilities	—	6.4
		$62.3	$64.9		$16.0	$16.8
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

During the three months ended March 29, 2014 and March 30, 2013, respectively, cash flows related to derivatives, including those that are separately discussed in Fair Value Hedges and Net Investment Hedges below, resulted in net cash paid of $27.7 million and net cash received of $22.5 million respectively.
CASH FLOW HEDGES
As of March 29, 2014 and December 28, 2013 there was a $76.5 million and $77.3 million after-tax mark-to-market loss, respectively, reported for cash flow hedge effectiveness in Accumulated other comprehensive loss. An after-tax loss of $11.2 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next twelve months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies and interest rates through the maturity dates.

The tables below detail pre-tax amounts reclassified from Accumulated other comprehensive loss into earnings for active derivative financial instruments during the periods in which the underlying hedged transactions affected earnings for the three months ended March 29, 2014 and March 30, 2013 (in millions):

Year-to-date 2014 (In millions)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Foreign Exchange Contracts	$(2.6)	Cost of sales	$0.1	$—

Year-to-date 2013 (In millions)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Foreign Exchange Contracts	$3.1	Cost of sales	$(1.8)	—

 * Includes ineffective portion and amount excluded from effectiveness testing on derivatives.
For the three months ended March 29, 2014 and March 30, 2013, the hedged items’ impact to the Consolidated Statements of Operations and Comprehensive Income (Loss) was a loss of $0.1 million and a gain of $1.8 million, respectively, in Cost of sales, which is offsetting the amount shown above.
For the three months ended March 29, 2014 and March 30, 2013, an after-tax loss of $2.3 million and $3.5 million respectively, was reclassified from Accumulated other comprehensive income (loss) into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) during the periods in which the underlying hedged transactions affected earnings.
Foreign Currency Contracts
Forward Contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from subsidiaries with non-U.S. dollar functional currencies which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases of inventory. Gains and losses reclassified from Accumulated other comprehensive loss for the effective and ineffective portions of the hedge as well as any amounts excluded from effectiveness testing are recorded in Cost of sales. At March 29, 2014, the notional value of forward currency contracts outstanding was $301.2 million, maturing on various dates through 2014. At December 28, 2013, the notional value of forward currency contracts outstanding was $270.1 million, maturing on various dates in 2014.
Purchased Option Contracts: The Company and its subsidiaries have entered into various inter-company transactions whereby the notional values are denominated in currencies other than the functional currencies of the party executing the trade. In order to better match the cash flows of its inter-company obligations with cash flows from operations, the Company enters into purchased option contracts. Gains and losses reclassified from Accumulated other comprehensive income (loss) for the effective and ineffective portions of the hedge as well as any amounts excluded from effectiveness testing are recorded in Cost of sales. At March 29, 2014, the notional value of purchased option contracts was $204.0 million maturing on various dates through 2014. As of December 28, 2013, the notional value of purchased option contracts was $120.0 million, maturing on various dates in 2014.
FAIR VALUE HEDGES
Interest Rate Risk: In an effort to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, the Company enters into interest rate swaps. In February 2014, the Company entered into interest rate swaps on the first 5 years of the Company's $400 million 5.75% notes due 2053. In addition, the Company had existing interest rate swaps with notional values which equaled the Company's $400 million 3.40% notes due in 2021, the Company's $400 million 5.20% notes due 2040 and the Company's $150 million 7.05% notes due 2028. These interest rate swaps effectively converted the Company's fixed rate debt to floating rate debt based on LIBOR, thereby hedging the fluctuation in fair value resulting from changes in interest rates.
In February 2014, the Company terminated $200 million of interest rate swaps hedging the Company's$400 million 5.20% notes due 2040. The terminations resulted in cash payments of $30.3 million and the resulting loss of $34.8 million was deferred and will be amortized to earnings over the remaining life of the notes.
The changes in fair value of the interest rate swaps during the period were recognized in earnings as well as the offsetting changes in fair value of the underlying notes. The notional value of open contracts was $1.2 billion as of March 29, 2014 and $950 million as of December 28, 2013. A summary of the fair value adjustments relating to these swaps is as follows (in millions):

	Year-to-Date 2014		Year-to-Date 2013
Income Statement Classification	Gain/(Loss) on Swaps*	Gain /(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain /(Loss) on Borrowings
Interest Expense	$66.5	$(66.5)	$(30.4)	$30.4
*Includes ineffective portion and amount excluded from effectiveness testing.
In addition to the fair value adjustments in the table above, the net swap accruals for each period and amortization of the gains on terminated swaps are also reported as a reduction of interest expense and totaled $5.4 million and $6.0 million for the three months ended March 29, 2014 and March 30, 2013, respectively. Interest expense on the underlying debt was $13.2 million and $11.4 million for the three months ended March 29, 2014 and March 30, 2013, respectively.

NET INVESTMENT HEDGES
Foreign Exchange Contracts: The Company utilizes net investment hedges to offset the translation adjustment arising from re-measurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive income (loss) were losses of $83.5 million and $76.8 million at March 29, 2014 and December 28, 2013, respectively. As of March 29, 2014, the Company had foreign exchange contracts maturing on various dates through January 2015 with notional values totaling $987.3 million outstanding hedging a portion of its pound sterling denominated net investment. As of December 28, 2013, the Company had foreign exchange contracts maturing on various dates through October 2014 with notional values totaling $979.0 million outstanding hedging a portion of its pound sterling denominated net investment. For the three months ended March 29, 2014 and March 30, 2013, maturing foreign exchange contracts resulted in net cash paid of $6.3 million and $9.2 million, respectively. Gains and losses on net investment hedges remain in Accumulated other comprehensive income (loss) until disposal of the underlying assets.
The pre-tax gain or loss from fair value changes recorded in Accumulated other comprehensive income (loss) was as follows (in millions):

	Year-to-Date 2014	Year-to-Date 2013
Income Statement Classification	Gain (Loss)	Gain (Loss)
Other-net	$(10.7)	$58.8

*The effective and ineffective portion (including the ineffective portion and amount excluded from effectiveness testing) recorded in the Income Statements was zero for all periods presented.
UNDESIGNATED HEDGES
Foreign Exchange Contracts: Currency swaps and foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the contracts outstanding at March 29, 2014 was $2.0 billion of forward contracts and $108.7 million in currency swaps, maturing on various dates through December 2014. The total notional amount of the contracts outstanding at December 28, 2013 was $2.2 billion of forward contracts and $107.7 million in currency swaps, maturing on various dates through 2014. The gain (loss) recorded in income related to derivatives not designated as hedging instruments are as follows (in millions):

Derivatives Not Designated as Hedging Instruments under ASC 815	Income Statement Classification	Year-to-Date 2014	Year-to-Date 2013
Foreign Exchange Contracts	Other-net	$8.0	$(60.6)

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

In November 2013, the Company purchased from certain financial institutions “out-of-the-money” capped call options on 12.2 million shares of its common stock (subject to customary anti-dilution adjustments) for an aggregate premium of $73.5 million, or an average of $6.03 per share. The purpose of the capped call options is to hedge the risk of stock price appreciation between the lower and upper strike prices of the capped call options. In accordance with ASC 815-40 the premium paid was recorded as a reduction of Shareowners’ equity. The contracts for the options provide that they may, at the Company’s election, subject to certain conditions, be cash settled, physically settled, modified-physically settled, or net-share settled (the default settlement method). The capped call options have various expiration dates ranging from July 2015 through December 2015. The average lower strike price is $86.07 and the average upper strike price is $106.56, subject to customary market adjustments. As of March 29, 2014, there was no change to the strikes. The aggregate fair value of the options at March 29, 2014 was $64.4 million.
Equity Units and Capped Call Transactions
In December 2013, the Company issued Equity Units comprised of $345.0 million of Notes and Equity Purchase Contracts as described more fully in Note H, Long-Term Debt and Financing Arrangements, of the Company’s Form 10-K for the year ended December 28, 2013. There have been no changes to the terms of the Equity Units. The Equity Purchase Contracts obligate the holders to purchase on November 17, 2016, for $100.00, between 1.0122 and 1.2399 shares of the Company’s common stock, which are equivalent to an initial settlement price of $98.80 and $80.65, respectively, per share of common stock. As of March 29, 2014, there was no change to the strikes. Upon the November 17, 2016 settlement date, the Company will issue approximately 3.5 to 4.3 million shares of common stock, subject to customary anti-dilution adjustments, and expects to receive additional cash proceeds of $345.0 million. If a fundamental change occurs, in certain circumstances, the number of shares of common stock deliverable upon settlement of the Equity Purchase Contracts will be increased by the make-whole amount, resulting in the issuance of a maximum of approximately 6.1 million shares of common stock. Holders may elect to settle their Equity Purchase Contracts early in cash prior to November 17, 2016.
Contemporaneously with the issuance of the Equity Units described above, the Company paid $9.7 million, or an average of $2.77 per option, to enter into capped call transactions on 3.5 million shares of common stock with a major financial institution. The purpose of the capped call transactions is to offset the potential economic dilution associated with the common shares issuable upon the settlement of the Equity Purchase Contracts. Refer to Note H, Long-Term Debt and Financing Arrangements, of the Company’s Form 10-K for the year ended December 28, 2013. In accordance with ASC 815-40, the $9.7 million premium paid was recorded as a reduction to equity.
The capped call transactions cover, subject to customary anti-dilution adjustments, the number of shares equal to the number of shares issuable upon settlement of the Equity Purchase Contracts at the 1.0122 minimum settlement rate. The capped call transactions have a term of approximately three years and initially have a lower strike price of $98.80, which corresponds to the minimum settlement rate of the Equity Purchase Contracts, and an upper strike price of $112.91, which is approximately 40% higher than the closing price of the Company’s common stock on November 25, 2013, and are subject to customary antidilution adjustments. The capped call transactions may be settled by net share settlement (the default settlement method) or, at the Company’s option and subject to certain conditions, cash settlement, physical settlement or modified physical settlement. As of March 29, 2014, there was no change to the strikes. The aggregate fair value of the options at March 29, 2014 was $9.3 million.
Convertible Preferred Units and Equity Option
In November 2010 the Company issued Convertible Preferred Units comprised of $632.5 million of Notes due November 17, 2018 and Purchase Contracts as described more fully in Note H, Long-Term Debt and Financing Arrangements, of the Company’s Form 10-K for the year ended December 28, 2013. There have been no changes to the terms of the Convertible Preferred Units. The Purchase Contracts obligate the holders to purchase, on the earlier of (i) November 17, 2015 (the Purchase Contract Settlement date) or (ii) the triggered early settlement date, 6.3 million shares, for $100 per share, of the Company’s 4.75% Series B Cumulative Convertible Preferred Stock (the “Convertible Preferred Stock”), resulting in cash proceeds to the Company of up to $632.5 million.
Following the issuance of Convertible Preferred Stock upon settlement of a holder’s Purchase Contracts, a holder of Convertible Preferred Stock may, at its option, at any time and from time to time, convert some or all of its outstanding shares of Convertible Preferred Stock at a conversion rate of 1.3333 shares of the Company’s common stock per share of Convertible Preferred Stock (subject to customary anti-dilution provisions), which is equivalent to an initial conversion price of approximately $75.00 per share of common stock. Assuming conversion of the 6.3 million shares of Convertible Preferred Stock at the 1.3333 initial conversion rate, a total of 8.4 million shares of the Company’s common stock may be issued upon conversion. As of March 29, 2014, due to the customary anti-dilution provisions, the conversion rate on the Convertible Preferred Stock was 1.3606 (equivalent to a conversion price of approximately $73.50 per common share). In the event that holders elect to settle their Purchase Contracts prior to November 17, 2015, the Company will deliver a number of shares of Convertible Preferred Stock equal to 85% of the Purchase Contracts tendered, together with cash in lieu of fractional shares. Upon a conversion on or after November 17, 2015 the Company may elect to pay or deliver, as the case may be, solely shares of common stock, together with cash in lieu of fractional shares (“physical settlement”), solely cash (“cash settlement”), or a combination of cash and common stock (“combination settlement”). The Company may redeem some or all of the Convertible Preferred Stock on or after December 22, 2015 at a redemption price equal to 100% of the $100 liquidation preference per share plus accrued and unpaid dividends to the redemption date.
In November 2010, contemporaneously with the issuance of the Convertible Preferred Units described above, the Company paid $50.3 million, or an average of $5.97 per option, to enter into capped call transactions (equity options) on 8.4 million shares of common stock with certain major financial institutions. The purpose of the capped call transactions is to offset the common shares that may be deliverable upon conversion of shares of Convertible Preferred Stock. With respect to the impact on the Company, the capped call transactions and the Convertible Preferred Stock, when taken together, result in the economic equivalent of having the conversion price on the Convertible Preferred Stock at $95.99 , the upper strike price of the capped call (as of March 29, 2014). Refer to Note H, Long-Term Debt and Financing Arrangements, and Note J, Capital Stock, of the Company’s Form 10-K for the year ended December 28, 2013 for further discussion. In accordance with ASC 815-40 the $50.3 million premium paid was recorded as a reduction to equity.
The capped call transactions cover, subject to customary anti-dilution adjustments, the number of shares of common stock equal to the number of shares of common stock underlying the maximum number of shares of Convertible Preferred Stock issuable upon settlement of the Purchase Contracts. Each of the capped call transactions has a term of approximately five years and initially had a lower strike price of $75.00, which corresponded to the initial conversion price of the Convertible Preferred Stock, and an upper strike price of $97.95, which was approximately 60% higher than the closing price of the common stock on November 1, 2010. The capped call transactions may be settled by net share settlement (the default settlement method) or, at the Company’s option and subject to certain conditions, cash settlement, physical settlement or modified physical settlement. The aggregate fair value of the options at March 29, 2014 was $80.5 million.

K.     Accumulated Other Comprehensive Loss

The table below sets forth the changes to the components of accumulated other comprehensive loss for the three months ended March 29, 2014 and March 30, 2013 (in millions):

	Currency translation adjustment	Unrealized (losses) gains on cash flow hedges, net of tax	Unrealized (losses) gains on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - December 28, 2013	$(70.5)	$(77.3)	$(76.8)	$(274.4)	$(499.0)
Other comprehensive income (loss) before reclassifications	$7.6	$(1.5)	$(6.7)	$1.6	$1.0
Reclassification adjustments to earnings	—	2.3	—	1.5	3.8
Net other comprehensive income (loss)	$7.6	$0.8	$(6.7)	$3.1	$4.8
Balance - March 29, 2014	$(62.9)	$(76.5)	$(83.5)	$(271.3)	$(494.2)

	Currency translation adjustment	Unrealized (losses) gains on cash flow hedges, net of tax	Unrealized (losses) gains on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - December 29, 2012	$29.4	$(93.5)	$(63.3)	$(260.6)	$(388.0)
Other comprehensive (loss) income before reclassifications	$(194.5)	$3.0	$36.5	$7.5	$(147.5)
Reclassification adjustments to earnings	—	3.5	—	1.8	5.3
Net other comprehensive (loss) income	$(194.5)	$6.5	$36.5	$9.3	$(142.2)
Balance - March 30, 2013	$(165.1)	$(87.0)	$(26.8)	$(251.3)	$(530.2)

The reclassifications out of accumulated other comprehensive loss for the three months ended March 29, 2014 and March 30, 2013 were as follows (in millions):

Reclassifications from accumulated other comprehensive income (loss) to earnings	2014	2013	Affected line item in Consolidated Statements of Operations And Comprehensive Income (Loss)
Realized losses on cash flow hedges	$(3.7)	$(5.6)	Cost of sales
Tax effect	1.4	2.1	Income taxes on continuing operations
Realized losses on cash flow hedges, net of tax	$(2.3)	$(3.5)
Amortization of defined benefit pension items:
Actuarial losses	$(1.2)	$(1.6)	Cost of sales
Actuarial losses	(0.8)	(1.0)	Selling, general and administrative
Total before taxes	$(2.0)	$(2.6)
Tax effect	0.5	0.8	Income taxes on continuing operations
Amortization of defined benefit pension items, net of tax	$(1.5)	$(1.8)

L.     Net Periodic Benefit Cost — Defined Benefit Plans
Following are the components of net periodic benefit (income) cost for the three months ended March 29, 2014 and March 30, 2013 (in millions):

	Year-to-Date
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
	2014	2013	2014	2013	2014	2013
Service cost	$2.2	$1.9	$3.3	$3.5	$0.2	$0.2
Interest cost	14.1	13.3	14.9	11.0	0.7	0.6
Expected return on plan assets	(18.0)	(16.1)	(15.2)	(10.5)	—	—
Amortization of prior service cost (credit)	0.3	0.3	0.1	0.1	(0.3)	(0.3)
Amortization of net loss	0.2	1.6	1.8	1.2	—	—
Curtailment gain	—	—	—	(0.1)	—	—
Net periodic benefit (income) cost	$(1.2)	$1.0	$4.9	$5.2	$0.6	$0.5

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

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of the hierarchy levels (millions of dollars):

	Total Carrying Value	Level 1	Level 2
March 29, 2014:
Money market fund	$6.7	$6.7	$—
Derivative assets	$88.9	$—	$88.9
Derivative liabilities	$149.6	$—	$149.6
December 28, 2013:
Money market fund	$6.7	$6.7	$—
Derivative assets	$91.7	$—	$91.7
Derivative liabilities	$212.3	$—	$212.3
The Company had no financial assets or liabilities measured using Level 3 inputs, nor any significant non-recurring fair value measurements during 2014 and 2013.
The following table presents the carrying values and fair values of the Company's financial assets and liabilities, as well as the Company's debt, as of March 29, 2014 and December 28, 2013 (millions of dollars):

	March 29, 2014		December 28, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Other investments	$14.8	$14.9	$14.8	$14.7
Derivative assets	$88.9	$88.9	$91.7	$91.7
Derivative liabilities	$149.6	$149.6	$212.3	$212.3
Long-term debt, including current portion	$3,839.6	$4,136.5	$3,809.3	$3,889.4
The other investments relate to the West Coast Loading Corporation ("WCLC") trust and are considered Level 1 instruments within the fair value hierarchy. The long-term debt instruments are considered Level 2 instruments and are measured using a discounted cash flow analysis based on the Company’s marginal borrowing rates. The differences between the carrying values and fair values of long-term debt are attributable to the stated interest rates differing from the Company's marginal borrowing rates. The fair values of the Company's variable rate short-term borrowings approximate their carrying values at March 29, 2014 and December 28, 2013. The fair values of foreign currency and interest rate swap agreements, comprising the derivative assets and liabilities in the table above, are based on current settlement values.
As discussed in Note D, Financing Receivables, the Company has a deferred purchase price receivable related to sales of trade receivables. The deferred purchase price receivable will be repaid in cash as receivables are collected, generally within 30 days, and as such the carrying value of the receivable approximates fair value.
Refer to Note I, Derivative Financial Instruments, for more details regarding derivative financial instruments, Note R, Commitments and Contingencies, for more details regarding the other investments related to the WCLC trust, and Note H, Long-Term Debt and Financing Arrangements, for more information regarding the carrying values of the long-term debt.

N.	Other Costs and Expenses
Other-net is primarily comprised of intangible asset amortization expense, currency related gains or losses, environmental expense and merger and acquisition-related charges, primarily consisting of transaction costs. During the three months ended March 29, 2014 and March 30, 2013, Other-net included $0.2 million and $15.6 million in merger and acquisition-related costs, respectively.

O.     Restructuring Charges (Credits)
A summary of the restructuring reserve activity from December 28, 2013 to March 29, 2014 is as follows (in millions):

	December 28, 2013	Additions (Reversals), net	Usage	Currency	March 29, 2014
2014 Actions
Severance and related costs	$—	$2.2	$—	$(0.1)	$2.1
Facility closures	—	0.6	(0.1)	—	0.5
Subtotal 2014 actions	$—	$2.8	$(0.1)	$(0.1)	$2.6
Pre-2014 Actions
Severance and related costs	$172.2	$(6.8)	$(26.9)	$—	$138.5
Facility closures	21.6	0.3	(1.5)	—	20.4
Subtotal Pre-2014 actions	$193.8	$(6.5)	$(28.4)	$—	$158.9
Total	$193.8	$(3.7)	$(28.5)	$(0.1)	$161.5
For the three months ended March 29, 2014, the Company recognized a net restructuring credit of $3.7 million. This amount reflects $2.2 million of net severance charges associated with the reduction of approximately 24 employees in the first quarter of 2014, which was more than offset by reversals of $6.8 million which represent the elimination of excess severance accruals due to changes in initial estimates relating to prior year actions. The Company also had facility closure costs of $0.9 million.
The majority of the $161.5 million of reserves remaining as of March 29, 2014 is expected to be utilized within the next 12 months.
Segments: The $3.7 million net restructuring credit for the three months ended March 29, 2014 includes: $1.3 million of net reserve reductions pertaining to the CDIY segment; $0.1 million of net charges pertaining to the Industrial segment; $1.4 million of net reserve reductions pertaining to the Security segment; and $1.1 million of net reserve reductions pertaining to Corporate.

P.	Income Taxes
The Company recognized income tax expense of $46.8 million for the three month period ended March 29, 2014, resulting in an effective tax rate of 21.9%. The effective tax rate differs from the U.S. statutory tax rate for the three month period ended March 29, 2014, primarily due to a portion of the Company’s earnings being realized in lower-taxed foreign jurisdictions and the reversal of valuation allowances for certain foreign net operating losses which have become realizable.
The Company recognized income tax expense of $8.8 million for the three month period ended March 30, 2013, resulting in an effective tax rate of 9.4%. The effective tax rate differs from the U.S. statutory tax rate for the three month period ended March 30, 2013, primarily due to a portion of the Company’s earnings being realized in lower-taxed foreign jurisdictions, the acceleration of certain tax credits and the favorable impact of the enactment of U.S. tax legislation in January 2013, which had retroactive effect on the tax rate.
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
The Company utilizes segment profit, which is defined as net sales minus cost of sales and SG&A inclusive of the provision for doubtful accounts (aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, interest income, interest expense, other-net (inclusive of intangible asset amortization expense), restructuring, and income taxes. Refer to Note O, Restructuring Charges (Credits), for the amount of restructuring charges (credits) by segment. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and cost for certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Transactions between segments are not material. Segment assets primarily include accounts receivable, inventory, other current assets, property, plant and equipment, intangible assets and other miscellaneous assets.

As previously discussed, the Company recast 2013 segment net sales and profit between the CDIY and Industrial segments to align reporting with the current management of the Company's operations in the emerging markets to be comparable with the current year presentation. As a result, the related assets and liabilities of these segments were adjusted accordingly to reflect the change. There is no impact to the consolidated financial statements of the Company as a result of this segment realignment.

	Year-to-Date
	2014	2013
NET SALES
CDIY	$1,216.1	$1,150.5
Industrial	852.0	733.9
Security	572.7	592.1
Total	$2,640.8	$2,476.5
SEGMENT PROFIT
CDIY	$169.2	$166.1
Industrial	130.3	89.4
Security	49.6	57.4
Segment profit	349.1	312.9
Corporate overhead	(36.5)	(69.0)
Other-net	(61.6)	(70.8)
Restructuring credits (charges)	3.7	(42.9)
Interest expense	(44.3)	(39.9)
Interest income	3.4	3.2
Earnings from continuing operations before income taxes	$213.8	$93.5

During the three months ended March 29, 2014, and March 30, 2013, the Company recorded a total of $1.1 million and $13.3 million, respectively, of merger and acquisition-related charges, which reduced segment gross profit, and an additional $3.8 million and $8.8 million, respectively, in SG&A primarily for integration costs associated with merger and acquisition-related activities. These charges reduced segment profit by $0.4 million in CDIY, $2.2 million in Industrial, and $2.3 million in Security for the three months ended March 29, 2014, and $3.3 million in CDIY, $12.4 million in Industrial, and $6.4 million in Security for the three months ended March 30, 2013.
Corporate overhead for the three months ended March 29, 2014 and March 30, 2013 includes $2.5 million and $25.5 million, respectively, of charges pertaining primarily to merger and acquisition-related employee charges and integration costs.

The following table is a summary of total assets by segment as of March 29, 2014 and December 28, 2013:

	March 29, 2014	December 28, 2013
CDIY	$7,671.8	$7,357.9
Industrial	5,392.6	5,302.0
Security	4,464.6	4,495.6
	17,529.0	17,155.5
Discontinued Operations	4.6	10.1
Corporate assets	(700.7)	(630.5)
Consolidated	$16,832.9	$16,535.1
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
The Environmental Protection Agency (“EPA”) has asserted claims in federal court in Rhode Island against certain current and former affiliates of Black & Decker related to environmental contamination found at the Centredale Manor Restoration Project Superfund ("Centredale") site, located in North Providence, Rhode Island. The EPA has discovered a variety of contaminants at the site, including but not limited to, dioxins, polychlorinated biphenyls, and pesticides. The EPA alleges that Black & Decker and certain of its current and former affiliates are liable for site clean-up costs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as successors to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. Black & Decker and certain of its current and former affiliates contest the EPA's allegation that they are responsible for the contamination, and have asserted contribution claims, counterclaims and cross-claims against a number of other potentially responsible parties, including the federal government as well as insurance carriers. The EPA released its Record of Decision ("ROD") in September 2012, which identified and described the EPA's selected remedial alternative for the site. Black & Decker and certain of its current and former affiliates are contesting the EPA's selection of the remedial alternative set forth in the ROD, on the grounds that the EPA's actions were arbitrary and capricious and otherwise not in accordance with law, and have proposed other equally-protective, more cost-effective alternatives. Black & Decker and its affiliate Emhart Industries, Inc. are vigorously litigating the issue of their liability for environmental conditions at the Centredale site. If either or both entities are found liable, the Company's estimated remediation costs related to the Centredale site (including the EPA’s past costs as well as costs of additional investigation, remediation, and related costs such as EPA’s oversight costs, less escrowed funds contributed by primary potentially responsible parties ("PRPs") who have reached settlement agreements with the EPA), which the Company considers to be probable and reasonably estimable, range from approximately $68.1 million to $139.7 million, with no amount within that range representing a more likely outcome until such time as the litigation is resolved through judgment or compromise. The Company’s reserve for this environmental remediation matter of $68.1 million reflects the fact that the EPA considers Metro-Atlantic, Inc. to be a primary source of contamination at the site. As the specific nature of the environmental remediation activities that may be mandated by the EPA at this site have not yet been finally determined through the on-going litigation, the ultimate remedial costs associated with the site may vary from the amount accrued by the Company at March 29, 2014.
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
The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of March 29, 2014 and December 28, 2013 the Company had reserves of $182.5 million and $184.1 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2014 amount, $13.1 million is classified as current and $169.4 million as long-term which is expected to be paid over the estimated remediation period. As of March 29, 2014, the Company has recorded $23.1 million in other assets related to funding received by the EPA and placed in a trust in accordance with the final settlement with the EPA, embodied in a Consent Decree approved by the United States District Court for the Central District of California on July 3, 2013. Per the Consent Decree, Emhart Industries, Inc. (a dissolved, former indirectly wholly-owned subsidiary of The Black & Decker Corporation) (“Emhart”) has agreed to be responsible for an interim remedy at a site located in Rialto, California and formerly operated by West Coast Loading Corporation (“WCLC”), a defunct company for which Emhart was alleged to be liable as a successor. The remedy will be funded by (i) the amounts received from the EPA as gathered from multiple parties, and, to the extent necessary, (ii) Emhart's affiliate.  The interim remedy requires the construction of a water treatment facility and the filtering of ground water at or around the site for a period of approximately 30 years or more. Accordingly, as of March 29, 2014, the Company's cash obligation associated with the aforementioned remediation activities including WCLC is $159.4 million. The range of environmental remediation costs that is reasonably possible is $137.6 million to $272.3 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with policy.
The Company and 66 other companies comprise the Lower Passaic Cooperating Parties Group (the “CPG”) and are parties to a May, 2007 Administrative Settlement Agreement and Order on Consent (“AOC”) with the U.S. EPA to perform a remedial investigation/feasibility study (“RI/FS”) of the lower seventeen miles of the Lower Passaic River in New Jersey (the “River”).  The Company’s potential liability stems from former operations in Newark, New Jersey.  As an interim step related to the 2007 AOC, the CPG voluntarily entered into an AOC on June 18, 2012 with the U.S. EPA for remediation actions focused solely at mile 10.9 of the River.  The Company’s estimated costs related to the RI/FS and focused remediation action at mile 10.9, based on an interim allocation, are included in environmental reserves as of March 29, 2014 and December 28, 2013.  On April 11, 2014, the U.S. EPA issued a Focused Feasibility Study (“FFS”) and proposed plan which addressed various early action remediation alternatives for the River.  The proposed plan describes the remedial alternatives considered to address contaminated sediments in the River and identifies the U.S. EPA’s preferred alternative - the removal of sediments bank to bank in the lower 8.3 miles of the River and constructing an engineered cap over the dredged area.  The preferred alternative would include the removal and disposal of 4.3 million cubic yards of sediment, would cost approximately $1.7 billion according to U.S. EPA’s estimate, and take 5 years to complete.  U.S. EPA will receive public comment on the FFS and proposed plan until June 20, 2014.  U.S. EPA’s final decision whether to adopt the proposed plan or a different alternative will be made after U.S. EPA has taken into consideration the public comments.  At this time, the Company cannot reasonably estimate its liability related to the remediation efforts, excluding the RI/FS and remediation actions at mile 10.9, as the RI/FS is ongoing, the ultimate remedial approach and associated cost has not yet been determined, and the parties that will participate in funding the remediation and their respective allocations are not yet known.
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

S.    Guarantees
The Company’s financial guarantees at March 29, 2014 are as follows:

(Millions of Dollars)	Term	Maximum Potential Payment	Carrying Amount of Liability
Guarantees on the residual values of leased properties	One to four years	$25.9	$—
Standby letters of credit	Up to three years	90.1	—
Commercial customer financing arrangements	Up to six years	26.5	11.9
Total		$142.5	$11.9
The Company has guaranteed a portion of the residual value arising from its synthetic lease program. This lease guarantee is for an amount up to $25.9 million while the fair value of the underlying building is estimated at $30.8 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with this guarantee.
The Company has issued $90.1 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs.
The Company provides various limited and full recourse guarantees to financial institutions that provide financing to Mac Tool distributors for their initial purchase of the inventory and trucks necessary to function as a distributor. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors. The gross amount guaranteed in these arrangements is $26.5 million and the $11.9 million carrying value of the guarantees issued is recorded in debt and other liabilities as appropriate in the Condensed Consolidated Balance Sheets.
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

The changes in the carrying amount of product and service warranties for the three months ended March 29, 2014 and March 30, 2013 are as follows:

(Millions of Dollars)	2014	2013
Balance beginning of period	$121.8	$124.0
Warranties and guarantees issued	20.0	18.0
Warranty payments and currency	(23.9)	(24.3)
Balance end of period	$117.9	$117.7

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
BUSINESS OVERVIEW
Strategy

The Company is a diversified global provider of power and hand tools, products and services for various industrial applications, mechanical access solutions (i.e. automatic doors and commercial locking systems), and electronic security and monitoring systems. The Company is continuing to pursue a diversification strategy that involves industry, geographic and customer diversification to foster sustainable revenue, earnings and cash flow growth. The Company has three primary acquisition growth platforms: Security, Engineered Fastening, and Infrastructure. The Company has made investments in its organic growth initiatives in order to drive growth across all of its businesses, and anticipates the majority of acquisition-related investments being within the three growth platforms previously mentioned. During 2013, the Company elected to place a moratorium on acquisitions to focus on its near-term priorities of operational improvement, deleveraging through improved credit metrics and returning capital to shareholders. Furthermore, two aspects of the Company's vision are to be a consolidator within the tool industry and to increase its presence in emerging markets, with a goal of ultimately generating greater than 20% of annual revenues from emerging markets.

In the near-term, the Company is focused on improving the operating results of its Security business and improving the Company's operating leverage. In terms of capital allocation, the Company plans to return approximately $1.5 - $1.7 billion of capital to shareholders through 2015 by extending its pause in strategic M&A activity, continued dividend growth, and repurchasing up to $1 billion in stock during that period.

Refer to the “Strategic Objectives” section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the year ended December 28, 2013 for additional strategic discussions.
Segments
The Company classifies its business into three reportable segments, which also represent its operating segments: Construction & Do-It-Yourself ("CDIY"), Industrial and Security.
CDIY
The CDIY segment is comprised of the Professional Power Tool business, the Consumer Products Group, which includes outdoor products, the Hand Tools & Storage business, and the Fastening & Accessories business. Revenues in the CDIY segment were $1.216 billion for the first three months of 2014, representing 46% of the Company’s total revenues.
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

Industrial
The Industrial segment is comprised of the Industrial and Automotive Repair ("IAR"), Engineered Fastening and Infrastructure businesses. Industrial segment revenues were $852.0 million for the first three months of 2014, representing 32% of the Company’s total revenues.
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
Security
The Security segment is comprised of the Convergent Security Solutions ("CSS") and Mechanical Access Solutions ("MAS") businesses. Revenues in the Security segment were $572.7 million for the first three months of 2014, representing 22% of the Company’s total revenues.
The CSS business designs, supplies and installs electronic security systems and provides electronic security services, including alarm monitoring, video surveillance, fire alarm monitoring, systems integration and system maintenance. Purchasers of these systems typically contract for ongoing security systems monitoring and maintenance at the time of initial equipment installation. The business also sells healthcare solutions, which markets medical cabinets, asset tracking, infant protection, pediatric protection, patient protection, wander management, fall management, and emergency call products.
The MAS business sells automatic doors, commercial hardware, locking mechanisms, electronic keyless entry systems, keying systems, tubular and mortise door locksets.
Acquisitions
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
In February 2013, the Company acquired a 100% ownership interest in Infastech for a total purchase price of $826.4 million, net of cash acquired. Infastech designs, manufactures and distributes highly-engineered fastening technologies and applications for a diverse blue-chip customer base in the industrial, electronics, automotive, construction and aerospace end markets. The acquisition of Infastech adds to the Company's strong positioning in specialty engineered fastening, an industry with solid growth prospects, and further expands the Company's global footprint with its strong concentration in fast-growing emerging markets. Infastech is headquartered in Hong Kong and has been consolidated into the Company's Industrial segment.

Refer to Note F, Acquisitions of the Notes to (Unaudited) Condensed Consolidated Financial Statements for further discussion of the Company's acquisitions.
Divestitures
HHI and Tong Lung Residential Divestiture
In December 2012, the Company sold HHI, including the residential portion of Tong Lung, to Spectrum for approximately $1.4 billion in cash. HHI is a provider of residential locksets, residential builders hardware and plumbing products marketed under the Kwikset, Weiser, Baldwin, Stanley, National and Pfister brands. The majority of the HHI business was part of the Company's Security segment, while the remainder was part of the Company's CDIY segment. The divestiture of the HHI business is part of the continued diversification of the Company's revenue streams and geographic footprint consistent with the Company's strategic framework.
The purchase and sale agreement stipulated that the sale occur in a First and Second Closing, for approximately $1.3 billion and approximately $94 million, respectively. The First Closing, which excluded the residential portion of the Tong Lung business, occurred on December 17, 2012. The Second Closing, relating to the residential portion of the Tong Lung business, occurred on April 8, 2013. The operating results of the residential portion of Tong Lung have been reported as discontinued operations in the Consolidated Financial Statements for the three months ended March 30, 2013.
The net proceeds from this divestiture were used to repurchase $850 million of the Company's common stock and for debt reduction, to ensure the Company's leverage ratios remain in its target range. The Company used existing sources of liquidity to fund the Infastech acquisition described above.
During the third quarter of 2013, the Company classified two small businesses within the Security and Industrial segments as held for sale based on management's intention to sell these businesses. The business within the Industrial segment was sold during the first quarter of 2014. The operating results of the business within the Industrial segment have been reported as discontinued operations through the date of the sale and for the three months ended March 30, 2013, while the operating results of the business within the Security segment have been reported as discontinued operations for the three months ended March 29, 2014 and March 30, 2013.
Certain Items Impacting Earnings
Throughout MD&A, the Company has provided a discussion of the outlook and results both inclusive and exclusive of the merger and acquisition-related charges. Merger and acquisition-related charges relate primarily to the Black & Decker merger and Niscayah and Infastech acquisitions. The amounts and measures, including gross profit and segment profit, on a basis excluding such charges are considered relevant to aid analysis and understanding of the Company’s results aside from the material impact of these charges. In addition, these measures are utilized internally by management to understand business trends, as once the aforementioned anticipated cost synergies from the Black & Decker merger and other acquisitions are realized, such charges are not expected to recur. The merger and acquisition-related and other charges are as follows:
First Quarter 2014 Merger and Acquisition-Related Charges
The Company reported $4 million in pre-tax charges (net of a $4 million restructuring credit as noted below) in the first quarter of 2014, pertaining to merger and acquisition-related charges, which were comprised of the following:

•	$1 million reducing Gross Profit pertaining mainly to integration-related matters;

•	$7 million in SG&A primarily for integration-related administrative costs and consulting fees;

•
$4 million in net restructuring credits primarily related to the elimination of excess severance accruals due to changes in initial estimates relating to prior year actions, partially offset by nominal severance and facility closure costs.

The tax effect on the above net charges during the first quarter of 2014 was $1 million, resulting in after-tax charges of $3 million, or $0.02 per diluted share.
First Quarter 2013 Merger and Acquisition-Related Charges
The Company reported $106 million in pre-tax charges in the first quarter of 2013 pertaining to merger and acquisition-related charges which were comprised of the following:

•	$13 million reducing Gross Profit pertaining mainly to amortization of the inventory step-up adjustment for the Infastech acquisition;

•	$34 million in SG&A primarily for integration-related administrative costs and consulting fees, as well as employee related matters;

•	$16 million in Other, net predominately for transaction costs; and

•	$43 million in restructuring charges primarily for Niscayah-related restructuring charges and cost containment actions associated with the severance of employees.
The tax effect on the above charges during the first quarter of 2013 was $25 million, resulting in after-tax charges of $81 million, or $0.51 per diluted share.

2014 Outlook
This outlook discussion is intended to provide broad insight into the Company’s near-term earnings and cash flow generation prospects. The Company expects diluted earnings per share to approximate $5.23 to $5.38 in 2014, inclusive of $25 million of merger and acquisition-related charges primarily to support the Infastech acquisition. Excluding such charges, 2014 earnings per dilutive share is expected to be in the range of $5.35 to $5.50. The low end of the range was raised from the previously communicated outlook based on stronger anticipated full year results primarily from the Company's Industrial businesses and reduced indirect costs across the entire Company, which more than offsets the impact of a slower improvement trajectory for the Security Europe operation. The Company now believes the Security segment's operating margin will be relatively flat for 2014 as compared to 2013. The Company expects free cash flow to approximate $675 million, which includes approximately $250 million of merger and acquisition-related payments primarily relating to 2013 restructuring actions and expects that organic net sales will increase 4% from 2013.
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

RESULTS OF OPERATIONS
Net Sales: Net sales were $2.641 billion in the first quarter of 2014 compared to $2.477 billion in the first quarter of 2013, representing an increase of $164.3 million, or 7%. Acquisitions (primarily Infastech) and volume each provided increases of 4%, which were partially offset by a 1% decrease related to the impacts of foreign currency fluctuations. Price was relatively flat compared to the first quarter of 2013. The CDIY segment achieved robust organic growth in all regions which resulted in a 6% increase in organic sales compared to the first quarter of 2013, led by an 11% increase in Europe mainly due to successful new product introductions across key countries and an expanding retail footprint in certain markets. In the Industrial segment, organic sales grew approximately 5% relative to the first quarter of 2013 primarily due to strong volume growth in the Engineered Fastening and Industrial & Automotive Repair businesses. In the Security segment, sales decreased 3% compared to the first quarter of 2013 mainly as a result of organic declines in Europe, primarily due to lower installation and recurring revenues in various countries, and lower sales volumes in North America, which was adversely impacted by severe weather conditions in January and February.
Gross Profit: Gross profit was $960.3 million, or 36.4% of net sales, in the first quarter of 2014 compared to $908.6 million, or 36.7% of net sales, in the first quarter of 2013. Merger and acquisition-related charges, which reduced gross profit, were approximately $1 million in the first quarter of 2014 and $13 million in the first quarter of 2013. Excluding these merger and acquisition-related charges, gross profit was 36.4% of net sales in 2014 compared to 37.2% of net sales in the prior year. The decrease in the profit rate year over year reflects favorable impacts from volume and productivity, which were more than offset by negative impacts from currency fluctuations and Security margin contraction.
SG&A Expenses: SG&A, inclusive of the provision for doubtful accounts, was $647.7 million, or 24.5% of net sales, in the first quarter of 2014 compared to $664.7 million, or 26.8% of net sales, in the first quarter of 2013. Within SG&A, merger and acquisition-related compensation costs and integration-related expenses totaled approximately $6 million in 2014 and $34 million in 2013. Excluding these merger and acquisition-related charges, SG&A was 24.3% of net sales in 2014 compared to 25.5% of net sales in the prior year. The decrease in the rate reflects the impacts of increased volume during the first quarter of 2014 as well as the cost actions implemented in the fourth quarter of 2013 to improve operating leverage.
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
Corporate Overhead: The corporate overhead element of SG&A, which is not allocated to the business segments, amounted to $36.5 million, or 1.4% of net sales, in the first quarter of 2014 and $69.0 million, or 2.8% of net sales, in the first quarter of 2013. Excluding merger and acquisition-related charges, the corporate overhead element of SG&A was $34 million, or 1.3% of net sales, in the first quarter of 2014 compared to $43.5 million, or 1.8% of net sales, in the first quarter of 2013. This decrease was primarily driven by the cost actions implemented in the fourth quarter of 2013 as well as the indirect cost savings across the Company.

Other, net: Other, net expense amounted to $61.6 million in the first quarter of 2014 compared to $70.8 million in the first quarter of 2013. The year over year change was primarily driven by the decrease in merger and acquisition-related expenses, as previously discussed.
Interest, net: Net interest expense in the first quarter of 2014 was $40.9 million compared to $36.7 million in 2013. The increase in net interest expense was primarily attributable to the outstanding debt carrying higher interest rates during the first quarter of 2014 as compared to the first quarter of 2013.
Income Taxes: The Company recognized income tax expense of $46.8 million for the three month period ended March 29, 2014, resulting in an effective tax rate of 21.9%. The effective tax rate differs from the U.S. statutory tax rate primarily due to a portion of the Company’s earnings being realized in lower-taxed foreign jurisdictions and the reversal of valuation allowances for certain foreign net operating losses which have become realizable.
The Company recognized income tax expense of $8.8 million for the three month period ended March 30, 2013, resulting in an effective tax rate of 9.4%. The effective tax rate differs from the statutory tax rate primarily due to a portion of the Company’s earnings being realized in lower-taxed foreign jurisdictions, the acceleration of certain tax credits and the favorable impact of the enactment of U.S. tax legislation in January 2013, which had retroactive effect on the tax rate.
Business Segment Results
The Company’s reportable segments are aggregations of businesses that have similar products, services and end markets, among other factors. The Company utilizes segment profit (which is defined as net sales minus cost of sales and SG&A aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, Other-net (inclusive of intangible asset amortization expense), restructuring charges (credits), interest income, interest expense, and income tax expense. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and the expense pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Refer to Note O, Restructuring Charges (Credits) of the Notes to (Unaudited) Condensed Consolidated Financial Statements for the amount of restructuring charges (credits), if applicable, attributable to each segment. As discussed previously, the Company’s operations are classified into three business segments: CDIY, Industrial and Security.
During the first quarter of 2014, the Company recast segment results for prior periods to align reporting with the current management of the Company’s operations in the emerging markets to be comparable with the current year presentation. Accordingly, segment net sales and segment profit have been recast between the CDIY and Industrial segments. There is no impact to the Consolidated Financial Statements of the Company as a result of this segment realignment.
CDIY:

	Year-to-Date
(Millions of Dollars)	2014	2013
Net sales	$1,216.1	$1,150.5
Segment profit	$169.2	$166.1
% of Net sales	13.9%	14.4%
CDIY net sales increased $65.6 million, or 6%, in the first quarter of 2014 compared to the first quarter of 2013. The increase was driven by a 7% increase in volume and a 1% increase in acquisitions, partially offset by a 2% decline due to unfavorable changes in foreign currency and a 1% decline in price. Organic sales increased 6% with expansion across all regions, led by 11% organic growth in Europe driven by successful new product introductions in key countries and an expanding retail presence in certain markets. Emerging markets grew 7% organically despite continued challenging economic and political environments. Organic sales increased 5% in North America overcoming challenging weather conditions in the first quarter of 2014.
Segment profit for the first quarter of 2014 was $169.2 million, or 13.9% of net sales, compared to $166.1 million, or 14.4% of net sales, in the first quarter of 2013. Excluding merger and acquisition-related charges of $0.4 million, segment profit totaled

$169.6 million, or 13.9% of net sales, for the first quarter of 2014 compared to $169.4 million, or 14.7% of net sales, in the first quarter of 2013 (excluding $3.3 million in merger and acquisition-related charges). The decrease in the segment profit rate is attributed to approximately $20 million of currency pressures and carryover investments in organic growth initiatives, which more than offset the positive impacts during the quarter from volume, productivity and SG&A cost reductions.
Industrial:

	Year-to-Date
(Millions of Dollars)	2014	2013
Net sales	$852.0	$733.9
Segment profit	$130.3	$89.4
% of Net sales	15.3%	12.2%
Industrial net sales increased $118.1 million, or 16%, in the first quarter of 2014 from $733.9 million in the first quarter of 2013. The increase was primarily driven by the Infastech acquisition, which increased sales by 12%, and volume increases of 5%, partially offset by a 1% decrease due to unfavorable changes in foreign currency. Pricing was relatively flat year over year. Engineered Fastening achieved organic growth of 6%, which was mainly attributable to strong global automotive revenues, particularly in Europe and Asia, outpacing global light vehicle production. Organic sales for the Industrial and Automotive Repair business increased 5% as a result of higher volumes in Europe and continued strength within the North American Mac Tools mobile distribution and the MRO vending operations. Oil & Gas grew 11% organically as a result of strong onshore market activity during the quarter. However, the pace of growth for the Oil & Gas business has slowed versus recent quarters as expected, and will continue to do so in the next two to three quarters due to a temporary lull in major onshore pipeline projects.
Industrial segment profit for the first quarter of 2014 was $130.3 million, or 15.3% of net sales, compared to $89.4 million, or 12.2% of net sales, in the first quarter of 2013. Excluding $2.2 million in merger and acquisition-related charges, segment profit was $132.5 million, or 15.6% of net sales, in the first quarter of 2014 and $101.8 million, or 13.9% of net sales, in the first quarter of 2013 (excluding $12.4 million in merger and acquisition-related charges). The year over year increase in segment profit rate is primarily due to increased volume, productivity gains, cost synergies and SG&A cost reductions, partially offset by negative impacts of foreign currency translation and organic growth investments.
Security:

	Year-to-Date
(Millions of Dollars)	2014	2013
Net sales	$572.7	$592.1
Segment profit	$49.6	$57.4
% of Net sales	8.7%	9.7%
Security net sales decreased $19.4 million, or 3%, in the first quarter of 2014 from $592.1 million in the first quarter of 2013. The decrease was primarily due to a 5% decline in volume, partially offset by 1% increases in both price and foreign currency translation. Organic sales within North America and emerging markets decreased 1% mainly due to adverse impacts from severe North America weather conditions during the quarter. Organic sales in Europe declined 7% due primarily to lower installation and recurring revenues in various countries.
Segment profit for the first quarter of 2014 was $49.6 million, or 8.7% of net sales, compared to $57.4 million, or 9.7% of net sales, in the first quarter of 2013. Excluding merger and acquisition-related charges of $2.3 million, segment profit amounted to $51.9 million, or 9.1% of net sales, in the first quarter of 2014 compared to $63.8 million, or 10.8% of net sales, in the first quarter of 2013 (excluding $6.4 million in merger and acquisition-related charges). The year over year reduction in segment profit is mainly attributable to installation field inefficiencies and lower volumes in the Security Europe business, which more than offset a 40 basis point margin improvement in North America driven by stronger install margins and cost actions.

RESTRUCTURING ACTIVITIES
A summary of the restructuring reserve activity from December 28, 2013 to March 29, 2014 is as follows (in millions):

	December 28, 2013	Additions (Reversals), net	Usage	Currency	March 29, 2014
2014 Actions
Severance and related costs	$—	$2.2	$—	$(0.1)	$2.1
Facility closures	—	0.6	(0.1)	—	0.5
Subtotal 2014 actions	$—	$2.8	$(0.1)	$(0.1)	$2.6
Pre-2014 Actions
Severance and related costs	$172.2	$(6.8)	$(26.9)	$—	$138.5
Facility closures	21.6	0.3	(1.5)	—	20.4
Subtotal Pre-2014 actions	$193.8	$(6.5)	$(28.4)	$—	$158.9
Total	$193.8	$(3.7)	$(28.5)	$(0.1)	$161.5
For the three months ended March 29, 2014, the Company recognized a net restructuring credit of $3.7 million. This amount reflects $2.2 million of net severance charges associated with the reduction of approximately 24 employees in the first quarter of 2014, which was more than offset by reversals of $6.8 million which represent the elimination of excess severance accruals due to changes in initial estimates relating to prior year actions. The Company also had facility closure costs of $0.9 million.
The majority of the $161.5 million of reserves remaining as of March 29, 2014 is expected to be utilized within the next 12 months.
Segments: The $3.7 million net restructuring credit for the three months ended March 29, 2014 includes: $1.3 million of net reserve reductions pertaining to the CDIY segment; $0.1 million of net charges pertaining to the Industrial segment; $1.4 million of net reserve reductions pertaining to the Security segment; and $1.1 million of net reserve reductions pertaining to Corporate.

FINANCIAL CONDITION
Liquidity, Sources and Uses of Capital: The Company’s primary sources of liquidity are cash flows generated from operations and available lines of credit under various credit facilities. The Company's cash flows are presented on a consolidated basis and include cash flows from discontinued operations.
Operating Activities: Cash flow used by operations was $152.0 million in the first quarter of 2014 and $147.5 million in the first quarter of 2013. Cash outflows from working capital (accounts receivable, inventory, accounts payable and deferred revenue) were $330.3 million in the first quarter of 2014 compared to $195.0 million in the first quarter of 2013. The increase in working capital cash outflows was primarily driven by higher inventory purchases to ensure customer needs are met in the second quarter of 2014. The change in working capital cash flows was offset by an increase in earnings.

Free Cash Flow: Free cash outflow, as defined in the following table, was $209.8 million in the first quarter of 2014 compared to $224.1 million in the corresponding 2013 period. Management considers free cash flow an important indicator of its liquidity, as well as its ability to fund future growth and provide a dividend to shareowners. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

	First Quarter
(Millions of Dollars)	2014	2013
Net cash used in operating activities	$(152.0)	$(147.5)
Less: capital expenditures	(57.8)	(76.6)
Free cash outflow	$(209.8)	$(224.1)
Included in free cash flow are merger and acquisition-related charges and payments of $51.8 million and $94.5 million for the three months ended March 29, 2014, and March 30, 2013, respectively.

Based on its potential to generate cash flow from operations on an annual basis and credit position at March 29, 2014, the Company believes over the long term it has the financial flexibility to deploy capital to its shareowners’ advantage through a combination of acquisitions, dividends, and potential future share repurchases.

Investing Activities: Cash flow used in investing activities was $65.7 million in the first quarter of 2014 compared to $941.6 million in the first quarter of 2013. Cash outflows for business acquisitions was $853.9 million in the first quarter of 2013, primarily relating to the purchase of Infastech for $826.4 million, net of cash acquired. Capital and software expenditures were $57.8 million in the first quarter of 2014 compared to $76.6 million in the first quarter of 2013.

Financing Activities: Cash flow provided by financing activities was $161.2 million in the first quarter of 2014 compared to $962.1 million in the first quarter of 2013. Net short-term borrowings under the Company’s commercial paper program were $282.3 million in the first quarter of 2014 compared to $1,330.5 million in the first quarter of 2013. The higher borrowings in the prior year were primarily as a result of the Infastech acquisition. Cash proceeds from the issuances of common stock were $13.2 million and $83.2 million in the first quarter of 2014 and 2013, respectively. Cash dividends were $80.7 million in the first quarter of 2014 compared to $79.1 million in the first quarter of 2013. The Company paid $30.3 million related to the termination of interest rate swaps in the first quarter of 2014. In January 2013, the Company elected to prepay the $350.0 million forward share purchase contract.
Credit Ratings & Liquidity:
The Company maintains strong investment grade credit ratings from the major U.S. rating agencies on its senior unsecured debt (average A-), as well as its short-term commercial paper borrowings. There have been no changes to any of the ratings during the first quarter of 2014.
Failure to maintain strong investment grade rating levels could adversely affect the Company’s cost of funds, liquidity and access to capital markets, but would not have an adverse effect on the Company’s ability to access committed credit facilities.
On December 3, 2013, the Company issued $400.0 million 5.75% fixed-to-floating rate junior subordinated debentures maturing December 15, 2053 (“2053 Junior Subordinated Debentures”) and will bear interest at a fixed rate of 5.75% per annum, up to, but excluding December 15, 2018. From and including December 15, 2018, the 2053 Junior Subordinated Debentures will bear interest at an annual rate equal to three-month LIBOR plus 4.304%. The debentures subordination and long tenor provides significant credit protection measures for senior creditors and as a result, the debentures were awarded a 50% equity credit by S&P and Fitch, and a 25% equity credit by Moody's. The net proceeds of $392.0 million from the offering was primarily used to repay commercial paper borrowings.
On December 3, 2013, the Company issued 3,450,000 Equity Units (the “Equity Units”), each with a stated value of $100 which are initially comprised of a 1/10, or 10%, undivided beneficial ownership in a $1,000 principal amount 2.25% junior subordinated note due 2018 and a forward common stock purchase contract (the “Equity Purchase Contract”). Each Equity Purchase Contract obligates the holders to purchase approximately 3.5 to 4.3 million common shares. The subordination of the notes in the Equity Units combined with the Equity Purchase Contracts resulted in the Equity Units being awarded a 100% equity credit by S&P, and a 50% equity credit by Moody's. The Company received approximately $334.7 million in cash proceeds from the Equity Units, net of underwriting discounts and commission, before offering expenses, and recorded $345.0 million in long-term debt. The proceeds were used primarily to repay commercial paper borrowings.
The Company has a five year $1.5 billion committed credit facility (the “Credit Agreement”). Borrowings under the Credit Agreement may include U.S. Dollars up to the $1.5 billion commitment or in Euro or Pounds Sterling subject to a foreign currency sublimit of $400.0 million and bear interest at a floating rate dependent upon the denomination of the borrowing. Repayments must be made on June 27, 2018 or upon an earlier termination date of the Credit Agreement, at the election of the Company. The Company also has a $500 million 364 day committed credit facility (the "Facility"). The Facility contains a one year term-out provision and borrowings under the Facility may include U.S. Dollars up to the $500 million commitment or in Euro or Pounds Sterling subject to a foreign currency sublimit of $250 million and bear interest at a floating rate dependent upon the denomination of the borrowing. Repayments must be made by June 26, 2014, unless the one year term-out election is made, or upon an earlier termination date of the Facility, at the election of the Company. The Credit Agreement and Facility are designated to be a liquidity back-stop for the Company's $2.0 billion commercial paper program. As of March 29, 2014, the Company has not drawn on either of these commitments.
In the fourth quarter of 2013, the Company extinguished $300 million of its Black & Decker Corporation 5.75% senior notes due 2016.
Refer to Note H, Long-Term Debt and Financing Arrangements, and Note J, Equity Arrangements, in the Notes to (Unaudited) Condensed Consolidated Financial Statements for further discussion of the Company's financing arrangements.
Cash and cash equivalents totaled $433 million as of March 29, 2014, comprised of $40 million in the U.S. and $393 million in foreign jurisdictions. As of December 29, 2013, cash and cash equivalents totaled $496 million, comprised of $57 million in the U.S. and $439 million in foreign jurisdictions. Concurrent with the Black & Decker merger, the Company made a determination to repatriate certain legacy Black & Decker foreign earnings, on which U.S. income taxes had not previously been provided. As a result of this repatriation decision, the Company has recorded approximately $423.5 million and $418.8 million of associated deferred tax liabilities at March 29, 2014 and December 28, 2013, respectively. Current plans and liquidity requirements do not demonstrate a need to repatriate other foreign earnings. Accordingly, all other undistributed foreign earnings of the Company are considered to be permanently reinvested, or will be remitted substantially free of additional tax, consistent with the Company’s overall growth strategy internationally, including acquisitions and long-term financial objectives. No provision has been made for taxes that might be payable upon remittance of these undistributed foreign earnings. However, should management determine at a later point to repatriate additional foreign earnings, the Company would be required to accrue and pay taxes at that time.

OTHER MATTERS
Critical Accounting Estimates: There have been no significant changes in the Company’s critical accounting estimates during the first quarter of 2014. Refer to the “Other Matters” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended December 28, 2013 for a discussion of the Company’s critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no significant change in the Company’s exposure to market risk during the first quarter of 2014. Refer to the “Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended December 28, 2013 for further discussion.

ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and its Senior Vice President and Chief Financial Officer have concluded that, as of March 29, 2014, the Company’s disclosure controls and procedures are effective. There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CAUTIONARY STATEMENT
Under the Private Securities Litigation Reform Act of
1995

Statements in this Quarterly Report on Form 10-Q that are not historical, including but not limited to those regarding the Company’s ability to: (i) achieve full year 2014 diluted EPS of $5.35 - $5.50 ($5.23 - $5.38 on a GAAP basis; (ii) deliver organic growth of approximately 4% in 2014; (iii) generate approximately $675 million of free cash flow for 2014 which includes approximately $250 million of one-time payments; and (iv) return $1.5 - $1.7 billion of capital to shareholders through 2015; (collectively, the “Results”) are “forward looking statements” and subject to risk and uncertainty.

The Company’s ability to deliver the Results as described above is based on current expectations and involves inherent risks and uncertainties, including factors listed below and other factors that could delay, divert, or change any of them, and could cause actual outcomes and results to differ materially from current expectations. In addition to the risks, uncertainties and other factors discussed in this Quarterly Report, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in the forward looking statements include, without limitation, those set forth under Item 1A Risk Factors of the Company’s Annual Report on Form 10-K and any material changes thereto set forth in any subsequent Quarterly Reports on Form 10-Q, or those contained in the Company’s other filings with the Securities and Exchange Commission, and those set forth below.

The Company’s ability to deliver the Results is dependent, or based, upon: (i) the Company’s ability to execute its integration plans and achieve synergies primarily from the Infastech acquisition sufficient to generate $0.10 of EPS accretion in 2014; (ii) the Company’s ability to generate organic net sales increases of approximately 4% in 2014; (iii) the Company’s ability to continue to identify and execute upon sales opportunities to increase its CDIY, IAR and Security businesses in the emerging markets while minimizing associated costs; (iv) the Company’s ability to achieve a tax rate of approximately 21-22% in 2014; (v) the Company’s ability to limit the increase in interest and other expense to approximately $0.10-$0.15 of EPS in 2014; (vi) the Company’s ability to improve margins in the Security business (versus the prior year) in the second half of 2014; (vii) the Company’s ability to generate EPS accretion in 2014 through cost reductions in its CDIY and Industrial segments and its corporate functions; (viii) the Company’s ability to limit one-time charges primarily associated with the Infastech acquisition to $25 million in 2014;(ix) successful integration of acquisitions completed in 2012 and 2013, and any additional acquisitions completed during the year, as well as integration of existing businesses; (x) the continued acceptance of technologies used in the Company’s products and services; (xi) the Company’s ability to manage existing Sonitrol franchisee and Mac Tools relationships; (xii) the Company’s ability to minimize costs associated with any sale or discontinuance of a business or product line, including any severance, restructuring, legal or other costs; (xiii) the proceeds realized with respect to any business or product line disposals; (xiv) the extent of any asset impairments with respect to any businesses or product lines that are sold or discontinued; (xv) the success of the Company’s efforts to manage freight costs, steel and other commodity costs as well as capital expenditures; (xvi) the Company’s ability to sustain or increase prices in order to, among other things, offset or mitigate the impact of steel, freight, energy, non-ferrous commodity and other commodity costs and any inflation increases; (xvii) the Company’s ability to generate free cash flow and maintain a strong debt to capital ratio; (xviii) the Company’s ability to identify and effectively execute productivity improvements and cost reductions, while minimizing any associated restructuring charges; (xix) the Company’s ability to obtain favorable settlement of tax audits; (xx) the ability of the Company to generate earnings sufficient to realize future income tax benefits during periods when temporary differences become deductible; (xxi) the continued ability of the Company to access credit markets under satisfactory terms; (xxii) the Company’s ability to negotiate satisfactory payment terms under which the Company buys and sells goods, services, materials and products; (xxiii) the Company’s ability to successfully develop, market and achieve sales from new products and services; and (xxiv) the availability of cash to repurchase shares when conditions are right.

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

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors as disclosed in the Company’s Form 10-K for the year ended December 28, 2013 filed with the Securities and Exchange Commission on February 20, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended March 29, 2014:

2013	(a) Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Program	Maximum Number Of Shares That May Yet Be Purchased Under The Program
December 29 - February 1	16,795	$80.84	—	—
February 2 -March 1	34,569	81.10	—	—
March 1 - March 29	188,187	80.70	—	—
	239,551	$80.77	—	—

(a)
The shares of common stock in this column were deemed surrendered to the Company by participants in various benefit plans of the Company to satisfy the participants’ taxes related to vesting or delivery of time-vesting restricted share units under those plans.

On July 13, 2012, the Board of Directors approved a new repurchase of up to 20 million shares of the Company's common stock. In December 2012, upon executing an accelerated share repurchase contract, the Company received 9.3 million shares as well as an additional 1.6 million shares upon settlement of the contract in April 2013. In April 2013, the Company received 0.6 million shares upon settlement of the capped call options purchased in November 2012. For further detail on these transactions, refer to Note J, Capital Stock, in the Company's Form 10-K for the year ended December 28, 2013.

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

(101)
The following materials from Stanley Black & Decker Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 29, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 29, 2014 and March 30, 2013 (ii) Condensed Consolidated Balance Sheets at March 29, 2014 and December 28, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 29, 2014 and March 30, 2013, and (iv) Notes to (Unaudited) Condensed Consolidated Financial Statements**.

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

STANLEY BLACK & DECKER, INC.

Date:	April 25, 2014	By:	/s/ DONALD ALLAN, JR.
Donald Allan, Jr.
Senior Vice President and Chief Financial Officer