Form 10-Q
period 2014-06-28
STANLEY BLACK & DECKER, INC.
filed 2014-07-31
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2014.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
156,274,908 shares of the registrant’s common stock were outstanding as of July 17, 2014

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED JUNE 28, 2014 AND JUNE 29, 2013
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	Second Quarter		Year-to-Date
	2014	2013	2014	2013
Net Sales	$2,885.5	$2,858.2	$5,525.0	$5,333.4
Costs and Expenses
Cost of sales	$1,832.2	$1,852.5	$3,511.5	$3,419.2
Selling, general and administrative	655.7	673.8	1,299.6	1,336.9
Provision for doubtful accounts	7.2	3.4	11.0	5.0
Other-net	58.7	71.4	120.2	142.3
Restructuring (credits) charges and asset impairments	(1.7)	(30.9)	(5.4)	12.0
Interest expense	43.3	39.6	87.6	79.5
Interest income	(3.0)	(3.3)	(6.4)	(6.5)
	$2,592.4	$2,606.5	$5,018.1	$4,988.4
Earnings from continuing operations before income taxes	293.1	251.7	506.9	345.0
Income taxes on continuing operations	73.7	54.4	120.5	63.1
Earnings from continuing operations	$219.4	$197.3	$386.4	$281.9
Less: Net earnings (loss) attributable to non-controlling interests	0.9	(0.3)	1.1	(0.7)
Net earnings from continuing operations attributable to common shareowners	$218.5	$197.6	$385.3	$282.6
Net loss from discontinued operations	(2.0)	(10.5)	(6.9)	(14.4)
Net Earnings Attributable to Common Shareowners	$216.5	$187.1	$378.4	$268.2
Total Comprehensive Income Attributable to Common Shareowners	$207.8	$71.4	$374.5	$10.3
Basic earnings (loss) per share of common stock:
Continuing operations	$1.40	$1.27	$2.47	$1.82
Discontinued operations	(0.01)	(0.07)	(0.04)	(0.09)
Total basic earnings per share of common stock	$1.38	$1.21	$2.42	$1.73
Diluted earnings (loss) per share of common stock:
Continuing operations	$1.37	$1.25	$2.42	$1.78
Discontinued operations	(0.01)	(0.07)	(0.04)	(0.09)
Total diluted earnings per share of common stock	$1.36	$1.18	$2.37	$1.69
Dividends per shares of common stock	$0.50	$0.49	$1.00	$0.98
Weighted Average Shares Outstanding (in thousands):
Basic	156,316	155,064	156,097	155,137
Diluted	159,666	158,351	159,354	158,483
See notes to (unaudited) condensed consolidated financial statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 28, 2014 AND DECEMBER 28, 2013
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	June 28, 2014	December 28, 2013
ASSETS
Current Assets
Cash and cash equivalents	$515.7	$496.2
Accounts and notes receivable, net	1,788.8	1,633.0
Inventories, net	1,721.7	1,485.2
Assets held for sale	5.0	10.1
Other current assets	369.4	344.2
Total Current Assets	4,400.6	3,968.7
Property, Plant and Equipment, net	1,483.7	1,485.3
Goodwill	7,636.6	7,565.3
Intangibles, net	2,953.0	3,067.6
Other Assets	484.9	448.2
Total Assets	$16,958.8	$16,535.1
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities
Short-term borrowings	$475.3	$392.7
Current maturities of long-term debt	8.7	9.9
Accounts payable	1,701.2	1,575.9
Accrued expenses	1,196.9	1,236.2
Liabilities held for sale	4.9	6.3
Total Current Liabilities	3,387.0	3,221.0
Long-Term Debt	3,849.3	3,799.4
Deferred Taxes	1,007.2	914.4
Post-retirement Benefits	726.9	744.2
Other Liabilities	851.1	975.6
Commitments and Contingencies (Note R)	—	—
Shareowners’ Equity
Stanley Black & Decker, Inc. Shareowners’ Equity
Preferred stock, without par value: Authorized and unissued 10,000,000 shares	—	—
Common stock, par value $2.50 per share: Authorized 300,000,000 shares in 2014 and 2013 Issued 176,902,738 shares in 2014 and 2013	442.3	442.3
Retained earnings	3,708.2	3,484.9
Additional paid in capital	4,860.8	4,878.6
Accumulated other comprehensive loss	(502.9)	(499.0)
ESOP	(46.2)	(53.2)
	8,462.2	8,253.6
Less: cost of common stock in treasury	(1,407.3)	(1,454.4)
Stanley Black & Decker, Inc. Shareowners’ Equity	7,054.9	6,799.2
Non-controlling interests	82.4	81.3
Total Shareowners’ Equity	7,137.3	6,880.5
Total Liabilities and Shareowners’ Equity	$16,958.8	$16,535.1
See notes to (unaudited) condensed consolidated financial statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND SIX MONTHS ENDED JUNE 28, 2014 AND JUNE 29, 2013
(Unaudited, Millions of Dollars)

	Second Quarter		Year-to-Date
	2014	2013	2014	2013
OPERATING ACTIVITIES
Net earnings attributable to common shareowners	$216.5	$187.1	$378.4	$268.2
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	67.0	57.0	131.4	115.5
Amortization of intangibles	47.4	51.1	93.4	98.4
Pretax (gain) loss on sale of business	—	(14.0)	3.1	(14.0)
Asset impairments	—	—	—	16.5
Changes in working capital	55.9	67.6	(274.4)	(127.4)
Changes in other assets and liabilities	50.4	(164.6)	(46.7)	(320.5)
Cash provided by operating activities	437.2	184.2	285.2	36.7
INVESTING ACTIVITIES
Capital expenditures	(61.4)	(80.0)	(119.2)	(156.6)
Business acquisitions, net of cash acquired	—	(56.0)	(3.2)	(909.9)
Proceeds from sale of businesses and assets	1.0	94.5	7.0	95.5
(Payments) proceeds on net investment hedge settlements	(29.5)	10.9	(35.8)	1.7
Other	(6.2)	(8.4)	(10.6)	(11.3)
Cash used in investing activities	(96.1)	(39.0)	(161.8)	(980.6)
FINANCING ACTIVITIES
Payments on long-term debt	(0.3)	(0.5)	(0.6)	(1.1)
Stock purchase contract fees	(4.3)	(0.8)	(7.9)	(1.6)
Net short-term (repayments) borrowings	(199.7)	(60.1)	82.6	1,270.4
Cash dividends on common stock	(78.4)	(78.4)	(159.1)	(157.5)
Termination of interest rate swaps	—	—	(30.3)	—
Payment on forward stock purchase contract	—	—	—	(350.0)
Proceeds from issuances of common stock	14.4	23.2	27.6	106.4
Purchases of common stock for treasury	—	(3.7)	(19.4)	(24.8)
Cash (used in) provided by financing activities	(268.3)	(120.3)	(107.1)	841.8
Effect of exchange rate changes on cash and cash equivalents	10.3	(20.7)	3.2	(52.2)
Change in cash and cash equivalents	83.1	4.2	19.5	(154.3)
Cash and cash equivalents, beginning of period	432.6	557.5	496.2	716.0
CASH AND CASH EQUIVALENTS, END OF PERIOD	$515.7	$561.7	$515.7	$561.7
See notes to (unaudited) condensed consolidated financial statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 28, 2014

A.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. Operating results for the three and six months ended June 28, 2014 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Stanley Black & Decker, Inc.’s (the “Company”) Form 10-K for the year ended December 28, 2013.

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
During the third quarter of 2013, the Company classified two small businesses within the Security and Industrial segments as held for sale based on management's intention to sell these businesses. The business within the Industrial segment was sold during the first quarter of 2014 and resulted in an insignificant after-tax loss. The operating results of the business within the Industrial segment, including the loss on sale, have been reported as discontinued operations through the date of the sale and for the three and six months ended June 29, 2013, while the operating results of the business within the Security segment have been reported as discontinued operations for the three and six months ended June 28, 2014 and June 29, 2013. In addition, in December 2012, the Company sold its Hardware & Home Improvement business ("HHI"), including the residential portion of Tong Lung, to Spectrum Brands Holdings, Inc. ("Spectrum") for approximately $1.4 billion in cash. The purchase and sale agreement stipulated that the sale occur in a First and Second Closing. The First Closing, which excluded the residential portion of the Tong Lung business, occurred on December 17, 2012 and resulted in an after-tax gain of $358.9 million. The Second Closing, in which the residential portion of the Tong Lung business was sold for $93.5 million in cash, occurred on April 8, 2013 and resulted in an after-tax gain of $4.7 million. The operating results of the residential portion of Tong Lung have been reported as discontinued operations through the date of the sale. Amounts previously reported have been reclassified to conform to this presentation in accordance with ASC 205, "Presentation of Financial Statements," to allow for meaningful comparison of continuing operations. Net sales for discontinued operations totaled $8.0 million and $16.9 million for the three and six months ended June 28, 2014, respectively, and $13.1 million and $47.4 million for the three and six months ended June 29, 2013, respectively. Assets and liabilities held for sale relating to these discontinued operations totaled $5.0 million and $4.9 million of June 28, 2014, respectively, and $10.1 million and $6.3 million as of December 28, 2013, respectively.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates. Certain amounts reported in the previous year have been reclassified to conform to the 2014 presentation.

B.	New Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)." The new revenue recognition standard outlines a comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new model provides a five-step analysis in determining when and how revenue is recognized. The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual reporting periods (and interim reporting periods within those years) beginning after December 15, 2016, and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption of this ASU is not permitted. The Company is currently evaluating the new guidance to determine the impact it may have to its consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." The amendments contained in this update change the criteria for reporting discontinued operations and enhances the reporting requirements for discontinued operations. Under the revised standard, a discontinued operation must represent a strategic shift that has or will have a major effect on an entity's operations and financial results. Examples could include a disposal of a major line of business, a major geographical area, a major equity method investment, or other major parts of an entity. The revised standard will also allow an entity to have certain continuing cash flows or involvement with the component after the disposal. Additionally, the standard requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. This ASU is effective for reporting periods beginning after December 15, 2014 with early adoption permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. The Company is currently evaluating the new guidance to determine the impact it may have to its consolidated financial statements.

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
The following table reconciles net earnings attributable to common shareowners and the weighted average shares outstanding used to calculate basic and diluted earnings per share for the three and six months ended June 28, 2014 and June 29, 2013:

	Second Quarter		Year-to-Date
	2014	2013	2014	2013
Numerator (in millions):
Net earnings from continuing operations attributable to common shareowners	$218.5	$197.6	$385.3	$282.6
Net loss from discontinued operations	(2.0)	(10.5)	(6.9)	(14.4)
Net earnings attributable to common shareowners	$216.5	$187.1	$378.4	$268.2
Less: Earnings attributable to participating restricted stock units (“RSU’s”)	—	(0.1)	—	(0.2)
Net Earnings — basic	$216.5	$187.0	$378.4	$268.0
Net Earnings — dilutive	$216.5	$187.1	$378.4	$268.2

	Second Quarter		Year-to-Date
	2014	2013	2014	2013
Denominator (in thousands):
Basic earnings per share — weighted average shares	156,316	155,064	156,097	155,137
Dilutive effect of stock options, awards and convertible preferred units	3,350	3,287	3,257	3,346
Diluted earnings per share — weighted average shares	159,666	158,351	159,354	158,483
Earnings per share of common stock:
Basic earnings (loss) per share of common stock:
Continuing operations	$1.40	$1.27	$2.47	$1.82
Discontinued operations	(0.01)	(0.07)	(0.04)	(0.09)
Total basic earnings per share of common stock	$1.38	$1.21	$2.42	$1.73
Diluted earnings (loss) per share of common stock:
Continuing operations	$1.37	$1.25	$2.42	$1.78
Discontinued operations	(0.01)	(0.07)	(0.04)	(0.09)
Total dilutive earnings per share of common stock	$1.36	$1.18	$2.37	$1.69
The following weighted average stock options were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	Second Quarter		Year-to-Date
	2014	2013	2014	2013
Number of stock options	944	4	949	569

As described more fully in Note J, Equity Arrangements, the Company issued Equity Units comprised of $345.0 million of Notes and Equity Purchase Contracts, which obligate the holders to purchase on November 17, 2016, for $100.00, between 1.0122 and 1.2399 shares of the Company’s common stock.  The shares related to the Equity Purchase Contracts were anti-dilutive for the three and six months ended June 28, 2014. Upon the November 17, 2016 settlement date, the Company will issue approximately 3.5 to 4.3 million shares of common stock, subject to customary anti-dilution adjustments, and expects to receive additional cash proceeds of $345.0 million.

D.     Financing Receivables
Long-term trade financing receivables of $162.0 million and $157.8 million at June 28, 2014 and December 28, 2013, respectively, are reported within Other Assets in the Condensed Consolidated Balance Sheets. Financing receivables and long-term financing receivables are predominately related to certain security equipment leases with commercial businesses. Generally, the Company retains legal title to any equipment leases and bears the right to repossess such equipment in an event of default. All financing receivables are interest bearing and the Company has not classified any financing receivables as held-for-sale. Interest income earned from financing receivables that are not delinquent is recorded on the effective interest method. The Company considers any financing receivable that has not been collected within 90 days of original billing date as past-due or delinquent. Additionally, the Company considers the credit quality of all past-due or delinquent financing receivables as nonperforming.
The Company has an accounts receivable sale program that expires on December 11, 2014. According to the terms of that program the Company is required to sell certain of its trade accounts receivables at fair value to a wholly owned, consolidated, bankruptcy-remote special purpose subsidiary (“BRS”). The BRS, in turn, must sell such receivables to a third-party financial institution (“Purchaser”) for cash and a deferred purchase price receivable. The Purchaser’s maximum cash investment in the receivables at any time is $100.0 million. The purpose of the program is to provide liquidity to the Company. The Company accounts for these transfers as sales under Accounting Standards Codification ("ASC") 860, Transfers and Servicing. Receivables are derecognized from the Company’s Consolidated Balance Sheet when the BRS sells those receivables to the Purchaser. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred purchase price receivable. At June 28, 2014, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.
At June 28, 2014 and December 28, 2013, $100.4 million and $84.8 million, respectively, of net receivables were derecognized. Gross receivables sold amounted to $361.4 million ($331.6 million, net) and $657.5 million ($605.0 million, net) for the three and six months ended June 28, 2014, respectively. These sales resulted in a pre-tax loss of $1.0 million and $1.8 million for the three and six months ended June 28, 2014, respectively. Proceeds from transfers of receivables to the Purchaser totaled $326.1 million and $557.7 million for the three and six months ended June 28, 2014, respectively. Collections of previously sold receivables, including deferred purchase price receivables, and all fees, which are settled one month in arrears, resulted in payments to the Purchaser of $296.4 million and $542.4 million for the three and six months ended June 28, 2014, respectively. Servicing fees amounted to $0.2 million and $0.3 million for the three and six months ended June 28, 2014, respectively.
Gross receivables sold amounted to $364.3 million ($308.4 million, net) and $626.3 million ($547.3 million, net) for the three and six months ended June 29, 2013, respectively. These sales resulted in a pre-tax loss of $0.9 million and $1.5 million for the three and six months ended June 29, 2013, respectively. Proceeds from transfers of receivables to the Purchaser totaled $314.9 million and $507.3 million for the three and six months ended June 29, 2013, respectively. Collections of previously sold receivables, including deferred purchase price receivables, and all fees, which are settled one month in arrears, resulted in payments to the Purchaser of $283.6 million and $500.7 million for the three and six months ended June 29, 2013, respectively. Servicing fees amounted to less than $0.1 million and $0.2 million for the three and six months ended June 29, 2013, respectively.
The Company’s risk of loss following the sale of the receivables is limited to the deferred purchase price receivable, which was $99.0 million at June 28, 2014 and $37.3 million at December 28, 2013. The deferred purchase price receivable will be repaid in cash as receivables are collected, generally within 30 days, and as such the carrying value of the receivable recorded approximates fair value. Delinquencies and credit losses were $0.2 million and $0.1 million for the three and six months ended June 28, 2014, respectively, and $0.3 million for both the three and six months ended June 29, 2013. Cash inflows related to the deferred purchase price receivable totaled $96.4 million and $177.4 million for the three and six months ended June 28, 2014, respectively, and $94.3 million and $167.9 million for the three and six months ended June 29, 2013, respectively. All cash flows under the program are reported as a component of changes in accounts receivable within operating activities in the Condensed Consolidated Statements of Cash Flows since all the cash from the Purchaser is either: 1) received upon the initial sale of the receivable; or 2) from the ultimate collection of the underlying receivables and the underlying receivables are not subject to significant risks, other than credit risk, given their short-term nature.

E.	Inventories
The components of Inventories, net at June 28, 2014 and December 28, 2013 are as follows (in millions):

	2014	2013
Finished products	$1,259.3	$1,081.5
Work in process	146.0	128.8
Raw materials	316.4	274.9
Total	$1,721.7	$1,485.2

F.	Acquisitions

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

GQ
On May 28, 2013, the Company purchased a 60% controlling share in Jiangsu Guoqiang Tools Co., Ltd. ("GQ") for a total purchase price of $48.5 million, net of cash acquired. GQ is a manufacturer and seller of power tools, armatures and stators in both domestic and foreign markets. The acquisition of GQ complements the Company's existing power tools product offerings and further diversifies the Company's operations and international presence. GQ is headquartered in Qidong, China and has been consolidated into the Company's CDIY segment. The estimated net liabilities acquired of GQ, including $20.4 million of intangible assets and $3.5 million of cash, totaled approximately $10.8 million and the resulting goodwill was $92.6 million. The total purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The purchase accounting for this acquisition is complete.
Four smaller acquisitions were completed during 2013 for a total purchase price of $40.9 million, net of cash acquired, which are being integrated into each of the Company's three segments.
ACTUAL AND PRO-FORMA IMPACT FROM ACQUISITIONS
Actual Impact from Acquisitions
The Company did not complete any acquisitions during the first six months of 2014. As such, there was no impact from new acquisitions on the Company's Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 28, 2014.
Pro-forma Impact from Acquisitions
The following table presents supplemental pro-forma information for the three and six months ended June 29, 2013 as if the Infastech, GQ, and other 2013 acquisitions had occurred on December 31, 2012. This pro-forma information includes acquisition-related charges for the period. The pro-forma consolidated results are not necessarily indicative of what the Company’s consolidated net sales and net earnings would have been had the Company completed these acquisitions on December 31, 2012. In addition, the pro-forma consolidated results do not reflect the actual or expected realization of any cost savings associated with the acquisitions.

	Second Quarter	Year-to-Date
(Millions of Dollars, except per share amounts)	2013	2013
Net sales	$2,868.4	$5,447.1
Net earnings from continuing operations attributable to common shareowners	194.2	286.5
Diluted earnings per share - continuing operations	1.23	1.81
The 2013 pro-forma results were calculated by combining the results of Stanley Black & Decker with the stand-alone results of the 2013 acquisitions for their respective pre-acquisition periods. The following adjustments were made to account for certain costs which would have been incurred during this pre-acquisition period:

•
Elimination of the historical pre-acquisition intangible asset amortization expense and the addition of intangible asset amortization expense related to intangibles valued as part of the purchase price allocation that would have been incurred from December 31, 2012 to June 29, 2013.

•	Additional expense for deal costs and inventory step-up adjustments, where applicable, which would have been amortized as the corresponding inventory was sold.

•	Because certain acquisitions were funded using existing sources of liquidity, additional interest expense was factored into the 2013 pro-forma period.

G.     Goodwill
Changes in the carrying amount of goodwill by segment are as follows:

(Millions of Dollars)	CDIY	Industrial	Security	Total
Balance December 28, 2013	$2,951.2	$2,026.0	$2,588.1	$7,565.3
Additions from acquisitions	23.2	49.6	1.8	74.6
Foreign currency translation and other	18.8	(5.3)	(16.8)	(3.3)
Balance June 28, 2014	$2,993.2	$2,070.3	$2,573.1	$7,636.6

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

H.	Long-Term Debt and Financing Arrangements
Long-term debt and financing arrangements at June 28, 2014 and December 28, 2013 are as follows:

(Millions of Dollars)	Interest Rate	2014	2013
Notes payable due 2018 (junior subordinated)	2.25%	$345.0	$345.0
Notes payable due 2018 (junior subordinated)	4.25%	632.5	632.5
Notes payable due 2021	3.40%	395.7	382.2
Notes payable due 2022	2.90%	799.4	799.4
Notes payable due 2028	7.05%	156.8	147.7
Notes payable due 2040	5.20%	342.9	317.4
Notes payable due 2052 (junior subordinated)	5.75%	750.0	750.0
Notes payable due 2053 (junior subordinated)	5.75%	401.1	400.0
Other, payable in varying amounts through 2021	0.00% – 6.62%	34.6	35.1
Total long-term debt, including current maturities		$3,858.0	$3,809.3
Less: Current maturities of long-term debt		(8.7)	(9.9)
Long-term debt		$3,849.3	$3,799.4
At June 28, 2014, the Company had fixed-to-floating interest rate swaps on its $400.0 million notes payable due 2021. The carrying value of the notes payable due 2021 includes a loss of $17.6 million pertaining to fair value adjustments of the swaps, $13.6 million pertaining to the unamortized gain on previously terminated swaps and $0.3 million of unamortized discount on the notes.

At June 28, 2014, the Company's carrying value on its $800.0 million notes payable due 2022 includes $0.6 million of unamortized discount on the notes.
At June 28, 2014, the Company had fixed-to-floating interest rate swaps on its $150.0 million notes payable due 2028. The carrying value of the notes payable due 2028 includes a gain of $14.8 million pertaining to fair value adjustments made in purchase accounting offset by a loss of $8.0 million pertaining to fair value adjustments of the swaps.
At June 28, 2014, the Company had fixed-to-floating interest rate swaps on a portion of its $400.0 million notes payable due 2040. The carrying value of the notes payable due 2040 includes a loss of $22.6 million pertaining to the fair value adjustments of the swaps, $34.2 million pertaining to the unamortized loss on previously terminated swaps and $0.3 million of unamortized discount on the notes.
At June 28, 2014, the Company had fixed-to-floating interest rate swaps on its $400.0 million notes payable due 2053. The carrying value of the notes payable due 2053 includes a gain of $1.1 million pertaining to fair value adjustments of the swaps.
Unamortized gains and fair value adjustments associated with interest rate swaps and the impact of terminated swaps are more fully discussed in Note I, Derivative Financial Instruments.
In June 2014, the Company’s $500.0 million 364 day committed credit facility (the “Facility”) expired.  The Facility was designated to be part of a liquidity back-stop for the Company’s commercial paper program.  Following an evaluation of the Company’s liquidity position, the Company elected not to negotiate a new 364 day committed credit facility.  The Company’s $2.0 billion commercial paper program is still backed by a $1.5 billion committed credit facility (the "Credit Agreement), executed in June 2013 for a five year term.  As of June 28, 2014, the Company has not drawn on the Credit Agreement.
As of June 28, 2014 and December 28, 2013, the Company had $474.2 million and $368.0 million of borrowings outstanding against the Company’s $2.0 billion commercial paper program, respectively.

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

A summary of the fair value of the Company’s derivatives recorded in the Consolidated Balance Sheets at June 28, 2014 and December 28, 2013 follows (in millions):

	Balance Sheet Classification	2014	2013	Balance Sheet Classification	2014	2013
Derivatives designated as hedging instruments:
Interest Rate Contracts Cash Flow	LT other assets	$—	$—	LT other liabilities	$0.7	$—
Interest Rate Contracts Fair Value	Other current assets	22.3	21.7	Accrued expenses	3.4	3.3
	LT other assets	—	—	LT other liabilities	57.6	139.3
Foreign Exchange Contracts Cash Flow	Other current assets	3.8	3.7	Accrued expenses	1.8	0.3
	LT other assets	1.2	—	LT other liabilities	—	—
Net Investment Hedge	Other current assets	0.6	1.4	Accrued expenses	51.8	52.6
		$27.9	$26.8		$115.3	$195.5
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$61.0	$64.9	Accrued expenses	$20.9	$10.4
	LT other assets	—	—	LT other liabilities	—	6.4
		$61.0	$64.9		$20.9	$16.8
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

During the six months ended June 28, 2014 and June 29, 2013, respectively, cash flows related to derivatives, including those that are separately discussed in Fair Value Hedges and Net Investment Hedges below, resulted in net cash paid of $25.4 million and net cash received of $0.4 million respectively.
CASH FLOW HEDGES
As of June 28, 2014 and December 28, 2013 there was a $74.6 million and $77.3 million after-tax mark-to-market loss, respectively, reported for cash flow hedge effectiveness in Accumulated other comprehensive loss. An after-tax loss of $12.6 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next twelve months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies and interest rates through the maturity dates.
The tables below detail pre-tax amounts reclassified from Accumulated other comprehensive loss into earnings for active derivative financial instruments during the periods in which the underlying hedged transactions affected earnings for the six months ended June 28, 2014 and June 29, 2013 (in millions):

Year-to-date 2014 (In millions)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Interest Rate Contracts	$(0.7)	Interest Expense	$—	$—
Foreign Exchange Contracts	$(3.6)	Cost of sales	$0.3	$—

Year-to-date 2013 (In millions)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Foreign Exchange Contracts	$6.3	Cost of sales	$(2.9)	—

 * Includes ineffective portion and amount excluded from effectiveness testing on derivatives.
For the three and six months ended June 28, 2014, the hedged items’ impact to the Consolidated Statements of Operations and Comprehensive Income was a loss of $0.2 million and $0.3 million, respectively, in Cost of sales, which is offsetting the amount shown above. For the three and six months ended June 29, 2013, the hedged items’ impact to the Consolidated Statements of Operations and Comprehensive Income was a gain of $1.1 million and $2.9 million, respectively. There was no impact related to the interest rate contracts' hedged items for all periods presented.
For the three and six months ended June 28, 2014, an after-tax loss of $2.2 million and $4.5 million respectively, was reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) during the periods in which the underlying hedged transactions affected earnings. For the three and six months ended June 29, 2013, an after-tax loss of $3.1 million and $6.6 million respectively, was reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) during the periods in which the underlying hedged transactions affected earnings.
Interest Rate Contracts
The Company enters into interest rate swap agreements in order to obtain the lowest cost source of funds within a targeted range of variable to fixed-debt proportions. At June 28, 2014, the Company had $200 million of forward starting swaps outstanding fixing the interest rate on the expected refinancing of debt in 2018 as discussed below. At December 28, 2013, there were no forward starting swaps outstanding.
In May 2014, the company executed forward starting interest rate swaps with aggregate notional amounts of $200 million. The objective of the hedges was to offset the expected variability on future payments associated with the interest rate on debt instruments expected to be issued in 2018. Gains or losses on the swaps are recorded in Accumulated other comprehensive loss and will be subsequently reclassified into earnings as the future interest expense is recognized in earnings or as ineffectiveness occurs.
Foreign Currency Contracts
Forward Contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from subsidiaries with non-U.S. dollar functional currencies which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases of inventory. Gains and losses reclassified from Accumulated other comprehensive loss for the effective and ineffective portions of the hedge as well as any amounts excluded from effectiveness testing are recorded in Cost of sales. At June 28, 2014, the notional value of forward currency contracts outstanding was $336.6 million, maturing on various dates through 2015. At December 28, 2013, the notional value of forward currency contracts outstanding was $270.1 million, maturing on various dates in 2014.
Purchased Option Contracts: The Company and its subsidiaries have entered into various inter-company transactions whereby the notional values are denominated in currencies other than the functional currencies of the party executing the trade. In order to better match the cash flows of its inter-company obligations with cash flows from operations, the Company enters into purchased option contracts. Gains and losses reclassified from Accumulated other comprehensive income (loss) for the effective and ineffective portions of the hedge as well as any amounts excluded from effectiveness testing are recorded in Cost of sales. At June 28, 2014, the notional value of purchased option contracts was $138.0 million maturing on various dates through 2014. As of December 28, 2013, the notional value of purchased option contracts was $120.0 million, maturing on various dates in 2014.

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
In February 2014, the Company terminated $200 million of interest rate swaps hedging the Company's $400 million 5.20% notes due 2040. The terminations resulted in cash payments of $30.3 million and the resulting loss of $34.8 million was deferred and will be amortized to earnings over the remaining life of the notes.
The changes in fair value of the interest rate swaps during the period were recognized in earnings as well as the offsetting changes in fair value of the underlying notes. The notional value of open contracts was $1.2 billion as of June 28, 2014 and $950 million as of December 28, 2013. A summary of the fair value adjustments relating to these swaps is as follows (in millions):

	Second Quarter 2014		Year-to-Date 2014
Income Statement Classification	Gain/(Loss) on Swaps*	Gain /(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain /(Loss) on Borrowings
Interest Expense	$18.3	$(18.3)	$84.8	$(84.8)
	Second Quarter 2013		Year-to-Date 2013
Income Statement Classification	Gain/(Loss) on Swaps*	Gain /(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain /(Loss) on Borrowings
Interest Expense	$(61.4)	$61.4	$(91.8)	$91.8
*Includes ineffective portion and amount excluded from effectiveness testing.
In addition to the fair value adjustments in the table above, the net swap accruals for each period and amortization of the gains on terminated swaps are also reported as a reduction of interest expense and totaled $4.8 million and $10.2 million for the three and six months ended June 28, 2014, respectively, and $5.7 million and $11.7 million for the three and six months ended June 29, 2013, respectively. Interest expense on the underlying debt was $14.2 million and $27.4 million for the three and six months ended June 28, 2014, respectively, and $11.1 million and $22.5 million for the three and six months ended June 29, 2013, respectively.

NET INVESTMENT HEDGES
Foreign Exchange Contracts: The Company utilizes net investment hedges to offset the translation adjustment arising from re-measurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive loss were losses of $99.1 million and $76.8 million at June 28, 2014 and December 28, 2013, respectively. As of June 28, 2014, the Company had foreign exchange contracts maturing on various dates through April 2015 with notional values totaling $949.8 million outstanding hedging a portion of its pound sterling denominated net investment. As of December 28, 2013, the Company had foreign exchange contracts maturing on various dates through October 2014 with notional values totaling $979.0 million outstanding hedging a portion of its pound sterling denominated net investment. For the six months ended June 28, 2014 and June 29, 2013, maturing foreign exchange contracts resulted in net cash paid of $35.8 million and net cash receipts of $1.7 million, respectively. Gains and losses on net investment hedges remain in Accumulated other comprehensive income (loss) until disposal of the underlying assets.
The pre-tax gain or loss from fair value changes recorded in Accumulated other comprehensive loss was as follows (in millions):

	Second Quarter 2014	Year-to-Date 2014
Income Statement Classification	Gain (Loss)	Gain (Loss)
Other-net	$(25.2)	$(35.9)

	Second Quarter 2013	Year-to-Date 2013
Income Statement Classification	Gain (Loss)	Gain (Loss)
Other-net	$(5.3)	$53.5

*The effective and ineffective portion (including the ineffective portion and amount excluded from effectiveness testing) recorded in the Income Statements was zero for all periods presented.

UNDESIGNATED HEDGES
Foreign Exchange Contracts: Currency swaps and foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the contracts outstanding at June 28, 2014 was $2.0 billion of forward contracts and $111.3 million in currency swaps, maturing on various dates through April 2015. The total notional amount of the contracts outstanding at December 28, 2013 was $2.2 billion of forward contracts and $107.7 million in currency swaps, maturing on various dates through 2014. The gain (loss) recorded in income related to derivatives not designated as hedging instruments are as follows (in millions):

Derivatives Not Designated as Hedging Instruments under ASC 815	Income Statement Classification	Second Quarter 2014	Year-to-Date 2014
Foreign Exchange Contracts	Other-net	$18.3	$26.3

Derivatives Not Designated as Hedging Instruments under ASC 815	Income Statement Classification	Second Quarter 2013	Year-to-Date 2013
Foreign Exchange Contracts	Other-net	$0.4	$(60.2)

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
In November 2013, the Company purchased from certain financial institutions “out-of-the-money” capped call options on 12.2 million shares of its common stock (subject to customary anti-dilution adjustments) for an aggregate premium of $73.5 million, or an average of $6.03 per share. The purpose of the capped call options is to hedge the risk of stock price appreciation between the lower and upper strike prices of the capped call options. In accordance with ASC 815-40 the premium paid was recorded as a reduction of Shareowners’ equity. The contracts for the options provide that they may, at the Company’s election, subject to certain conditions, be cash settled, physically settled, modified-physically settled, or net-share settled (the default settlement method). The capped call options have various expiration dates ranging from July 2015 through December 2015. The average lower strike price is $86.07 and the average upper strike price is $106.56, subject to customary market adjustments. As of June 28, 2014, there was no change to the strikes. The aggregate fair value of the options at June 28, 2014 was $86.1 million.
Equity Units and Capped Call Transactions
In December 2013, the Company issued Equity Units comprised of $345.0 million of Notes and Equity Purchase Contracts as described more fully in Note H, Long-Term Debt and Financing Arrangements, of the Company’s Form 10-K for the year ended December 28, 2013. There have been no changes to the terms of the Equity Units. The Equity Purchase Contracts obligate the holders to purchase on November 17, 2016, for $100.00, between 1.0122 and 1.2399 shares of the Company’s common stock, which are equivalent to an initial settlement price of $98.80 and $80.65, respectively, per share of common stock. As of June 28, 2014, there was no change to the strikes. Upon the November 17, 2016 settlement date, the Company will issue approximately 3.5 to 4.3 million shares of common stock, subject to customary anti-dilution adjustments, and expects to receive additional cash proceeds of $345.0 million. If a fundamental change occurs, in certain circumstances, the number of shares of common stock deliverable upon settlement of the Equity Purchase Contracts will be increased by the make-whole amount, resulting in the issuance of a maximum of approximately 6.1 million shares of common stock. Holders may elect to settle their Equity Purchase Contracts early in cash prior to November 17, 2016.
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
The capped call transactions cover, subject to customary anti-dilution adjustments, the number of shares equal to the number of shares issuable upon settlement of the Equity Purchase Contracts at the 1.0122 minimum settlement rate. The capped call transactions have a term of approximately three years and initially have a lower strike price of $98.80, which corresponds to the minimum settlement rate of the Equity Purchase Contracts, and an upper strike price of $112.91, which is approximately 40%

higher than the closing price of the Company’s common stock on November 25, 2013, and are subject to customary antidilution adjustments. The capped call transactions may be settled by net share settlement (the default settlement method) or, at the Company’s option and subject to certain conditions, cash settlement, physical settlement or modified physical settlement. As of June 28, 2014, there was no change to the strikes. The aggregate fair value of the options at June 28, 2014 was $12.5 million.
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
Following the issuance of Convertible Preferred Stock upon settlement of a holder’s Purchase Contracts, a holder of Convertible Preferred Stock may, at its option, at any time and from time to time, convert some or all of its outstanding shares of Convertible Preferred Stock at a conversion rate of 1.3333 shares of the Company’s common stock per share of Convertible Preferred Stock (subject to customary anti-dilution provisions), which is equivalent to an initial conversion price of approximately $75.00 per share of common stock. Assuming conversion of the 6.3 million shares of Convertible Preferred Stock at the 1.3333 initial conversion rate, a total of 8.4 million shares of the Company’s common stock may be issued upon conversion. As of June 28, 2014, due to the customary anti-dilution provisions, the conversion rate on the Convertible Preferred Stock was 1.3631 (equivalent to a conversion price of approximately $73.36 per common share). In the event that holders elect to settle their Purchase Contracts prior to November 17, 2015, the Company will deliver a number of shares of Convertible Preferred Stock equal to 85% of the Purchase Contracts tendered, together with cash in lieu of fractional shares. Upon a conversion on or after November 17, 2015 the Company may elect to pay or deliver, as the case may be, solely shares of common stock, together with cash in lieu of fractional shares (“physical settlement”), solely cash (“cash settlement”), or a combination of cash and common stock (“combination settlement”). The Company may redeem some or all of the Convertible Preferred Stock on or after December 22, 2015 at a redemption price equal to 100% of the $100 liquidation preference per share plus accrued and unpaid dividends to the redemption date.
In November 2010, contemporaneously with the issuance of the Convertible Preferred Units described above, the Company paid $50.3 million, or an average of $5.97 per option, to enter into capped call transactions (equity options) on 8.4 million shares of common stock with certain major financial institutions. The purpose of the capped call transactions is to offset the common shares that may be deliverable upon conversion of shares of Convertible Preferred Stock. With respect to the impact on the Company, the capped call transactions and the Convertible Preferred Stock, when taken together, result in the economic equivalent of having the conversion price on the Convertible Preferred Stock at $95.81 , the upper strike price of the capped call (as of June 28, 2014). Refer to Note H, Long-Term Debt and Financing Arrangements, and Note J, Capital Stock, of the Company’s Form 10-K for the year ended December 28, 2013 for further discussion. In accordance with ASC 815-40 the $50.3 million premium paid was recorded as a reduction to equity.
The capped call transactions cover, subject to customary anti-dilution adjustments, the number of shares of common stock equal to the number of shares of common stock underlying the maximum number of shares of Convertible Preferred Stock issuable upon settlement of the Purchase Contracts. Each of the capped call transactions has a term of approximately five years and initially had a lower strike price of $75.00, which corresponded to the initial conversion price of the Convertible Preferred Stock, and an upper strike price of $97.95, which was approximately 60% higher than the closing price of the common stock on November 1, 2010. The capped call transactions may be settled by net share settlement (the default settlement method) or, at the Company’s option and subject to certain conditions, cash settlement, physical settlement or modified physical settlement. The aggregate fair value of the options at June 28, 2014 was $102.8 million.

K.     Accumulated Other Comprehensive Loss

The table below sets forth the changes to the components of accumulated other comprehensive loss for the six months ended June 28, 2014 and June 29, 2013 (in millions):

	Currency translation adjustment and other	Unrealized (losses) gains on cash flow hedges, net of tax	Unrealized (losses) gains on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - December 28, 2013	$(70.5)	$(77.3)	$(76.8)	$(274.4)	$(499.0)
Other comprehensive income (loss) before reclassifications	$15.2	$(1.8)	$(22.3)	$(2.6)	$(11.5)
Reclassification adjustments to earnings	—	4.5	—	3.1	7.6
Net other comprehensive income (loss)	$15.2	$2.7	$(22.3)	$0.5	$(3.9)
Balance - June 28, 2014	$(55.3)	$(74.6)	$(99.1)	$(273.9)	$(502.9)

	Currency translation adjustment and other	Unrealized (losses) gains on cash flow hedges, net of tax	Unrealized (losses) gains on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - December 29, 2012	$29.4	$(93.5)	$(63.3)	$(260.6)	$(388.0)
Other comprehensive (loss) income before reclassifications	$(312.5)	$5.3	$33.2	$6.6	$(267.4)
Reclassification adjustments to earnings	—	6.6	—	2.9	9.5
Net other comprehensive (loss) income	$(312.5)	$11.9	$33.2	$9.5	$(257.9)
Balance - June 29, 2013	$(283.1)	$(81.6)	$(30.1)	$(251.1)	$(645.9)

The reclassifications out of accumulated other comprehensive loss for the six months ended June 28, 2014 and June 29, 2013 were as follows (in millions):

Reclassifications from accumulated other comprehensive loss to earnings	2014	2013	Affected line item in Consolidated Statements of Operations And Comprehensive Income
Realized losses on cash flow hedges	$(7.3)	$(10.5)	Cost of sales
Tax effect	2.8	3.9	Income taxes on continuing operations
Realized losses on cash flow hedges, net of tax	$(4.5)	$(6.6)
Amortization of defined benefit pension items:
Actuarial losses	$(2.4)	$(3.2)	Cost of sales
Actuarial losses	(1.6)	(2.1)	Selling, general and administrative
Total before taxes	$(4.0)	$(5.3)
Tax effect	0.9	2.4	Income taxes on continuing operations
Amortization of defined benefit pension items, net of tax	$(3.1)	$(2.9)

L.     Net Periodic Benefit Cost — Defined Benefit Plans
Following are the components of net periodic benefit (income) cost for the three and six months ended June 28, 2014 and June 29, 2013 (in millions:)

	Second Quarter
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
	2014	2013	2014	2013	2014	2013
Service cost	$2.2	$2.0	$3.4	$3.5	$0.3	$0.2
Interest cost	14.1	13.0	15.2	10.9	0.6	0.6
Expected return on plan assets	(18.0)	(16.4)	(15.5)	(10.4)	—	—
Amortization of prior service cost (credit)	0.3	0.3	0.1	0.1	(0.4)	(0.4)
Amortization of net loss	0.2	1.2	1.8	1.1	—	—
Curtailment gain	—	—	—	(0.1)	—	—
Net periodic benefit (income) cost	$(1.2)	$0.1	$5.0	$5.1	$0.5	$0.4

	Year-to-Date
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
	2014	2013	2014	2013	2014	2013
Service cost	$4.4	$3.9	$6.7	$7.0	$0.5	$0.4
Interest cost	28.2	26.3	30.1	21.9	1.3	1.2
Expected return on plan assets	(36.0)	(32.5)	(30.7)	(20.9)	—	—
Amortization of prior service cost (credit)	0.6	0.6	0.2	0.2	(0.7)	(0.7)
Amortization of net loss	0.4	2.8	3.6	2.3	—	—
Curtailment gain	—	—	—	(0.2)	—	—
Net periodic benefit (income) cost	$(2.4)	$1.1	$9.9	$10.3	$1.1	$0.9

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
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of the hierarchy levels (millions of dollars):

	Total Carrying Value	Level 1	Level 2
June 28, 2014:
Money market fund	$6.7	$6.7	$—
Derivative assets	$88.9	$—	$88.9
Derivative liabilities	$136.2	$—	$136.2
December 28, 2013:
Money market fund	$6.7	$6.7	$—
Derivative assets	$91.7	$—	$91.7
Derivative liabilities	$212.3	$—	$212.3
The Company had no financial assets or liabilities measured using Level 3 inputs, nor any significant non-recurring fair value measurements during 2014 and 2013.
The following table presents the carrying values and fair values of the Company's financial assets and liabilities, as well as the Company's debt, as of June 28, 2014 and December 28, 2013 (millions of dollars):

	June 28, 2014		December 28, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Other investments	$14.8	$15.0	$14.8	$14.7
Derivative assets	$88.9	$88.9	$91.7	$91.7
Derivative liabilities	$136.2	$136.2	$212.3	$212.3
Long-term debt, including current portion	$3,858.0	$4,261.2	$3,809.3	$3,889.4
The other investments relate to the West Coast Loading Corporation ("WCLC") trust and are considered Level 1 instruments within the fair value hierarchy. The long-term debt instruments are considered Level 2 instruments and are measured using a discounted cash flow analysis based on the Company’s marginal borrowing rates. The differences between the carrying values and fair values of long-term debt are attributable to the stated interest rates differing from the Company's marginal borrowing rates. The fair values of the Company's variable rate short-term borrowings approximate their carrying values at June 28, 2014 and December 28, 2013. The fair values of foreign currency and interest rate swap agreements, comprising the derivative assets and liabilities in the table above, are based on current settlement values.
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
Other-net is primarily comprised of intangible asset amortization expense, currency related gains or losses, environmental expense and merger and acquisition-related charges, primarily consisting of transaction costs. During the three and six months ended June 28, 2014, Other-net included $0.2 million and $0.4 million in merger and acquisition-related costs, respectively. During the three and six months ended June 29, 2013, Other-net included $4.0 million and $19.6 million in merger and acquisition-related costs, respectively.

O.     Restructuring Charges (Credits)
A summary of the restructuring reserve activity from December 28, 2013 to June 28, 2014 is as follows (in millions):

	December 28, 2013	Additions (Reversals), net	Usage	Currency	June 28, 2014
2014 Actions
Severance and related costs	$—	$3.4	$(2.9)	$(0.4)	$0.1
Facility closures	—	0.6	(0.4)	—	0.2
Subtotal 2014 actions	$—	$4.0	$(3.3)	$(0.4)	$0.3
Pre-2014 Actions
Severance and related costs	$172.2	$(9.5)	$(50.2)	$(0.4)	$112.1
Facility closures	21.6	0.1	(2.9)	—	18.8
Subtotal Pre-2014 actions	$193.8	$(9.4)	$(53.1)	$(0.4)	$130.9
Total	$193.8	$(5.4)	$(56.4)	$(0.8)	$131.2
For the six months ended June 28, 2014, the Company recognized a net restructuring credit of $5.4 million. This amount reflects $3.4 million of net severance charges associated with the reduction of approximately 32 employees, which was more than offset by reversals of $9.5 million which represent the elimination of excess severance accruals due to changes in initial estimates relating to prior year actions. The Company also had net facility closure costs of $0.7 million.
For the three months ended June 28, 2014, the Company recognized a net restructuring credit of $1.7 million. This amount reflects $1.2 million of net severance charges associated with the reduction of approximately 8 employees in the second quarter of 2014, which was more than offset by reversals of $2.7 million which represent the elimination of excess severance accruals due to changes in initial estimates relating to prior year actions. The Company also had $0.2 million of net facility closure reserve reductions in the second quarter of 2014.
The majority of the $131.2 million of reserves remaining as of June 28, 2014 is expected to be utilized within the next 12 months.
Segments: The $5.4 million net restructuring credit for the six months ended June 28, 2014 includes: $2.2 million of net reserve reductions pertaining to the CDIY segment; $0.4 million of net charges pertaining to the Industrial segment; $2.5 million of net reserve reductions pertaining to the Security segment; and $1.1 million of net reserve reductions pertaining to Corporate. The $1.7 million net restructuring credit for the three months ended June 28, 2014 includes: $0.9 million of net reserve reductions pertaining to the CDIY segment; $0.3 million of net charges pertaining to the Industrial segment; and $1.1 million of net reserve reductions pertaining to the Security segment.

P.	Income Taxes
The Company recognized income tax expense of $73.7 million and $120.5 million for the three and six months ended June 28, 2014, respectively, resulting in effective tax rates of 25.1% and 23.8%, respectively. The effective tax rates differ from the U.S. statutory tax rate for the three and six months ended June 28, 2014, primarily due to a portion of the Company’s earnings being realized in lower-taxed foreign jurisdictions, the favorable settlement of several foreign income tax audits and the reversal of valuation allowances for certain foreign net operating losses which have become realizable.
The Company recognized income tax expense of $54.4 million and $63.1 million for the three and six months ended June 29, 2013, respectively, resulting in effective tax rates of 21.6% and, 18.3% respectively. The effective tax rates differ from the U.S. statutory tax rate for the three and six months ended June 29, 2013, primarily due to a portion of the Company’s earnings being realized in lower-taxed foreign jurisdictions, the acceleration of certain tax credits, the recurring benefit of various foreign business integration structures and the reversal of certain foreign and U.S. state uncertain tax position reserves, related largely to statute expiration.
The Company is subject to the examination of its income tax returns by the Internal Revenue Service and other taxing authorities both domestically and internationally. The final outcome of the future tax consequences of these examinations and legal proceedings, as well as the outcome of competent authority proceedings, changes and interpretation in regulatory tax laws, or expiration of statute of limitations, could impact the Company’s financial statements. Accordingly, the Company has tax reserves recorded for which it is reasonably possible that the amount of the unrecognized tax benefit will increase or decrease which could have a material effect on the financial results for any particular fiscal quarter or year. However, based on the uncertainties associated with litigation and the status of examinations, including the protocols of finalizing audits by the relevant tax authorities which could include formal legal proceedings, it is not possible to estimate the impact of any such change.

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
The Industrial segment is comprised of the Industrial and Automotive Repair ("IAR"), Engineered Fastening and Infrastructure businesses. The IAR business sells professional hand tools, power tools, and engineered storage solution products. The Engineered Fastening business primarily sells engineered fastening products and systems designed for specific applications. The product lines include stud welding systems, blind rivets and tools, blind inserts and tools, drawn arc weld studs, engineered plastic and mechanical fasteners, self-piercing riveting systems and precision nut running systems, micro fasteners, and high-strength structural fasteners. The Infrastructure business consists of the Oil & Gas and Hydraulics businesses. The product lines include custom pipe handling machinery, joint welding and coating machinery, weld inspection services and hydraulic tools and accessories.
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

	Second Quarter		Year-to-Date
	2014	2013	2014	2013
NET SALES
CDIY	$1,394.6	$1,392.8	$2,609.4	$2,542.0
Industrial	889.2	861.5	1,741.2	1,595.4
Security	601.7	603.9	1,174.4	1,196.0
Total	$2,885.5	$2,858.2	$5,525.0	$5,333.4
SEGMENT PROFIT
CDIY	$218.2	$209.9	$387.3	$375.9
Industrial	150.3	117.6	280.6	207.0
Security	67.0	54.7	116.6	112.1
Segment profit	435.5	382.2	784.5	695.0
Corporate overhead	(45.1)	(53.7)	(81.6)	(122.7)
Other-net	(58.7)	(71.4)	(120.2)	(142.3)
Restructuring credits (charges)	1.7	30.9	5.4	(12.0)
Interest expense	(43.3)	(39.6)	(87.6)	(79.5)
Interest income	3.0	3.3	6.4	6.5
Earnings from continuing operations before income taxes	$293.1	$251.7	$506.9	$345.0
During the three and six months ended June 28, 2014, the Company recorded a total of $0.2 million and $1.3 million, respectively, of merger and acquisition-related charges, respectively, which reduced segment gross profit, and an additional $2.4 million and $6.2 million, respectively, in SG&A primarily for integration costs associated with merger and acquisition-related activities. These charges reduced segment profit by $0.2 million in CDIY, $1.2 million in Industrial, and $1.2 million in Security for the three months ended June 28, 2014, and $0.6 million in CDIY, $3.4 million in Industrial, and $3.5 million in Security for the six months ended June 28, 2014.
During the three and six months ended June 29, 2013, the Company recorded a total of $7.9 million and $21.2 million, respectively, of merger and acquisition-related charges associated with facility closures, which reduced segment gross profit, and an additional $9.8 million and $18.6 million, respectively, in SG&A primarily for integration costs associated with merger and acquisition-related activities. These charges reduced segment profit by $2.8 million in CDIY, $6.1 million in Industrial, and $8.8 million in Security for the three months ended June 29, 2013, and $6.1 million in CDIY, $18.5 million in Industrial, and $15.2 million in Security for the six months ended June 29, 2013.
Corporate overhead for the three and six months ended June 28, 2014 includes $3.0 million and $5.5 million, respectively, of charges pertaining primarily to merger and acquisition-related employee charges and integration costs. Corporate overhead for the three and six months ended June 29, 2013 includes $14.2 million and $39.7 million, respectively, of charges pertaining primarily to merger and acquisition-related employee charges and integration costs.

The following table is a summary of total assets by segment as of June 28, 2014 and December 28, 2013:

	June 28, 2014	December 28, 2013
CDIY	$7,550.6	$7,357.9
Industrial	5,441.7	5,302.0
Security	4,448.0	4,495.6
	17,440.3	17,155.5
Discontinued Operations	5.0	10.1
Corporate assets	(486.5)	(630.5)
Consolidated	$16,958.8	$16,535.1
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
In connection with the 2010 merger with Black & Decker, the Company assumed certain commitments and contingent liabilities. Black & Decker is a party to litigation and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Some of these assert claims for damages and liability for remedial investigations and clean-up costs with respect to sites that have never been owned or operated by Black & Decker but at which Black & Decker has been identified as a potentially responsible party ("PRP"). Other matters involve current and former manufacturing facilities.
The Environmental Protection Agency (“EPA”) has asserted claims in federal court in Rhode Island against certain current and former affiliates of Black & Decker related to environmental contamination found at the Centredale Manor Restoration Project Superfund ("Centredale") site, located in North Providence, Rhode Island. The EPA has discovered a variety of contaminants at the site, including but not limited to, dioxins, polychlorinated biphenyls, and pesticides. The EPA alleges that Black & Decker and certain of its current and former affiliates are liable for site clean-up costs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as successors to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. Black & Decker and certain of its current and former affiliates contest the EPA's allegation that they are responsible for the contamination, and have asserted contribution claims, counterclaims and cross-claims against a number of other PRPs, including the federal government as well as insurance carriers. The EPA released its Record of Decision ("ROD") in September 2012, which identified and described the EPA's selected remedial alternative for the site. Black & Decker and certain of its current and former affiliates are contesting the EPA's selection of the remedial alternative set forth in the ROD, on the grounds that the EPA's actions were arbitrary and capricious and otherwise not in accordance with law, and have proposed other equally-protective, more cost-effective alternatives. On June 10, 2014, the EPA issued an Administrative Order under Sec. 106 of CERCLA, instructing Emhart Industries, Inc. and Black & Decker to perform the remediation of Centredale pursuant to the ROD. Black & Decker and Emhart Industries, Inc. dispute the factual, legal and scientific bases cited by the EPA for such an Order and have provided EPA with numerous good-faith bases for Black & Decker’s and Emhart Industries, Inc.’s declination to comply with the Order at this time. Black & Decker and Emhart Industries, Inc. continue to vigorously litigate the issue of their liability for environmental conditions at the Centredale site. If either or both entities are found liable, the Company's estimated remediation costs related to the Centredale site (including the EPA’s past costs as well as costs of additional investigation, remediation, and related costs such as EPA’s oversight costs, less escrowed funds contributed by primary PRPs who have reached settlement agreements with the EPA), which the Company considers to be probable and reasonably estimable, range from approximately $68.1 million to $139.7 million, with no amount within that range representing a more likely outcome until such time as the litigation is resolved through judgment or compromise. The Company’s reserve for this environmental remediation matter of $68.1 million reflects the fact that the EPA considers Metro-Atlantic, Inc. to be a primary source of contamination at the site. As the specific nature of the environmental remediation activities that may be mandated by the EPA at this site have not yet been finally determined through the on-going litigation, the ultimate remedial costs associated with the site may vary from the amount accrued by the Company at June 28, 2014.
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
The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of June 28, 2014 and December 28, 2013 the Company had reserves of $181.6 million and $184.1 million, respectively, for remediation activities associated with Company-owned properties, as well as for

Superfund sites, for losses that are probable and estimable. Of the 2014 amount, $14.6 million is classified as current and $167.0 million as long-term which is expected to be paid over the estimated remediation period. As of June 28, 2014, the Company has recorded $23.1 million in other assets related to funding received by the EPA and placed in a trust in accordance with the final settlement with the EPA, embodied in a Consent Decree approved by the United States District Court for the Central District of California on July 3, 2013. Per the Consent Decree, Emhart Industries, Inc. (a dissolved, former indirectly wholly-owned subsidiary of The Black & Decker Corporation) (“Emhart”) has agreed to be responsible for an interim remedy at a site located in Rialto, California and formerly operated by West Coast Loading Corporation (“WCLC”), a defunct company for which Emhart was alleged to be liable as a successor. The remedy will be funded by (i) the amounts received from the EPA as gathered from multiple parties, and, to the extent necessary, (ii) Emhart's affiliate.  The interim remedy requires the construction of a water treatment facility and the filtering of ground water at or around the site for a period of approximately 30 years or more. Accordingly, as of June 28, 2014, the Company's cash obligation associated with the aforementioned remediation activities including WCLC is $158.5 million. The range of environmental remediation costs that is reasonably possible is $136.4 million to $270.9 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with policy.
The Company and 66 other companies comprise the Lower Passaic Cooperating Parties Group (the “CPG”) and are parties to a May, 2007 Administrative Settlement Agreement and Order on Consent (“AOC”) with the U.S. EPA to perform a remedial investigation/feasibility study (“RI/FS”) of the lower seventeen miles of the Lower Passaic River in New Jersey (the “River”).  The Company’s potential liability stems from former operations in Newark, New Jersey.  As an interim step related to the 2007 AOC, the CPG voluntarily entered into an AOC on June 18, 2012 with the U.S. EPA for remediation actions focused solely at mile 10.9 of the River.  The Company’s estimated costs related to the RI/FS and focused remediation action at mile 10.9, based on an interim allocation, are included in environmental reserves as of June 28, 2014 and December 28, 2013.  On April 11, 2014, the U.S. EPA issued a Focused Feasibility Study (“FFS”) and proposed plan which addressed various early action remediation alternatives for the River.  The proposed plan describes the remedial alternatives considered to address contaminated sediments in the River and identifies the U.S. EPA’s preferred alternative - the removal of sediments bank to bank in the lower 8.3 miles of the River and constructing an engineered cap over the dredged area.  The preferred alternative would include the removal and disposal of 4.3 million cubic yards of sediment, would cost approximately $1.7 billion according to U.S. EPA’s estimate, and take 5 years to complete.  U.S. EPA will receive public comment on the FFS and proposed plan until August 20, 2014.  U.S. EPA’s final decision whether to adopt the proposed plan or a different alternative will be made after U.S. EPA has taken into consideration the public comments.  At this time, the Company cannot reasonably estimate its liability related to the remediation efforts, excluding the RI/FS and remediation actions at mile 10.9, as the RI/FS is ongoing, the ultimate remedial approach and associated cost has not yet been determined, and the parties that will participate in funding the remediation and their respective allocations are not yet known.
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

S.    Guarantees
The Company’s financial guarantees at June 28, 2014 are as follows:

(Millions of Dollars)	Term	Maximum Potential Payment	Carrying Amount of Liability
Guarantees on the residual values of leased properties	One to four years	$28.4	$—
Standby letters of credit	Up to three years	88.6	—
Commercial customer financing arrangements	Up to six years	32.0	12.9
Total		$149.0	$12.9
The Company has guaranteed a portion of the residual value arising from its synthetic lease program. This lease guarantee is for an amount up to $28.4 million while the fair value of the underlying building is estimated at $32.6 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with this guarantee.
The Company has issued $88.6 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs.

The Company provides various limited and full recourse guarantees to financial institutions that provide financing to Mac Tool distributors for their initial purchase of the inventory and trucks necessary to function as a distributor. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors. The gross amount guaranteed in these arrangements is $32.0 million and the $12.9 million carrying value of the guarantees issued is recorded in debt and other liabilities as appropriate in the Condensed Consolidated Balance Sheets.
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

The changes in the carrying amount of product and service warranties for the six months ended June 28, 2014 and June 29, 2013 are as follows:

(Millions of Dollars)	2014	2013
Balance beginning of period	$121.8	$124.0
Warranties and guarantees issued	44.0	43.5
Warranty payments and currency	(48.9)	(47.5)
Balance end of period	$116.9	$120.0

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
BUSINESS OVERVIEW
Strategy

The Company is a diversified global provider of power and hand tools, products and services for various industrial applications, mechanical access solutions (i.e. automatic doors and commercial locking systems), and electronic security and monitoring systems. The Company is continuing to pursue a diversification strategy that involves industry, geographic and customer diversification to foster sustainable revenue, earnings and cash flow growth. The Company has three primary acquisition growth platforms: Engineered Fastening, Infrastructure and Security. Furthermore, two aspects of the Company's vision are to be a consolidator within the tool industry and to increase its presence in emerging markets, with a goal of ultimately generating greater than 20% of annual revenues from emerging markets. The Company has made investments in its organic growth initiatives in order to drive growth across all of its businesses, and anticipates the majority of acquisition-related investments being within the three growth platforms previously mentioned. During 2013, the Company elected to place a temporary moratorium on acquisitions to focus on its near-term priorities of operational improvement, deleveraging through improved credit metrics and returning capital to shareholders.

In the near-term, the Company is focused on improving the operating results of its Security business and improving the Company's operating leverage. In terms of capital allocation, the Company plans to return up to $1.5 billion of capital to shareholders through 2015 by extending its pause in strategic M&A activity, continued dividend growth, and repurchasing up to $1 billion in stock.

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
CDIY
The CDIY segment is comprised of the Professional Power Tool business, the Consumer Products Group, which includes outdoor products, the Hand Tools & Storage business, and the Fastening & Accessories business. Revenues in the CDIY segment were $2.609 billion for the first six months of 2014, representing 47% of the Company’s total revenues.
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

Industrial
The Industrial segment is comprised of the Industrial and Automotive Repair ("IAR"), Engineered Fastening and Infrastructure businesses. Industrial segment revenues were $1.741 billion for the first six months of 2014, representing 32% of the Company’s total revenues.
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
The Infrastructure business consists of the Oil & Gas and Hydraulics businesses. The product lines within the Infrastructure business include custom pipe handling machinery, joint welding and coating machinery, weld inspection services and hydraulic tools and accessories.
Security
The Security segment is comprised of the Convergent Security Solutions ("CSS") and Mechanical Access Solutions ("MAS") businesses. Revenues in the Security segment were $1.174 billion for the first six months of 2014, representing 21% of the Company’s total revenues.
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
Acquisitions
2013 Acquisitions
In May 2013, the Company purchased a 60% controlling share in Jiangsu Guoqiang Tools Co., Ltd. ("GQ") for a total purchase price of $48.5 million, net of cash acquired. GQ is a manufacturer and seller of power tools, armatures and stators in both domestic and foreign markets. The acquisition of GQ complements the Company's existing power tools product offerings and further diversifies the Company's operations and international presence. GQ is headquartered in Qidong, China and has been consolidated into the Company's CDIY segment.
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
The purchase and sale agreement stipulated that the sale occur in a First and Second Closing, for approximately $1.3 billion and approximately $94 million, respectively. The First Closing, which excluded the residential portion of the Tong Lung business, occurred on December 17, 2012. The Second Closing, which related to the residential portion of the Tong Lung business, occurred on April 8, 2013. The operating results of the residential portion of Tong Lung have been reported as discontinued operations in the Consolidated Financial Statements through the date of the sale.
The net proceeds from this divestiture were used to repurchase $850 million of the Company's common stock and for debt reduction, to ensure the Company's leverage ratios remained in its target range. The Company used existing sources of liquidity to fund the Infastech acquisition described above.
During the third quarter of 2013, the Company classified two small businesses within the Security and Industrial segments as held for sale based on management's intention to sell these businesses. The business within the Industrial segment was sold during the first quarter of 2014 and its operating results have been reported as discontinued operations through the date of the sale and for the three and six months ended June 29, 2013. The operating results of the business within the Security segment have been reported as discontinued operations for all periods presented.
Certain Items Impacting Earnings
Throughout MD&A, the Company has provided a discussion of the outlook and results both inclusive and exclusive of the merger and acquisition-related charges. Merger and acquisition-related charges relate primarily to the Black & Decker merger and Niscayah and Infastech acquisitions. The amounts and measures, including gross profit and segment profit, on a basis excluding such charges are considered relevant to aid analysis and understanding of the Company’s results aside from the material impact of these charges, which have decreased significantly in 2014 as planned. In addition, these measures are utilized internally by management to understand business trends, as once the anticipated cost synergies from these acquisitions are realized, such charges are not expected to recur. The merger and acquisition-related and other charges are as follows:

Second Quarter and Year-to-Date 2014 Merger and Acquisition-Related Charges
The Company reported $4.1 million and $8.0 million in pre-tax charges in the second quarter and year-to-date 2014 periods, respectively, pertaining to merger and acquisition-related charges, which were comprised of the following:

•	$0.3 million and $1.4 million for the second quarter and year-to-date 2014 periods, respectively, reducing Gross Profit pertaining mainly to integration-related matters;

•	$5.3 million and $11.6 million for the second quarter and year-to-date 2014 periods, respectively, in SG&A primarily for integration-related administrative costs and consulting fees;

•	$0.2 million and $0.4 million for the second quarter and year-to-date 2014 periods, respectively, in Other, net primarily for deal transactions costs; and

•
$1.7 million and $5.4 million for the second quarter and year-to-date 2014 periods, respectively, in net restructuring credits primarily related to the elimination of excess severance accruals due to changes in initial estimates relating to prior year actions, partially offset by nominal severance and facility closure costs.

The tax effect on the above net charges during the second quarter of 2014 was $5.3 million, resulting in after-tax charges of $9.4 million, or $0.06 per diluted share. The $5.3 million tax expense relates primarily to a change in the estimated tax benefit recognized on certain charges during the fourth quarter of 2013. On a year-to-date basis, the tax effect on the above net charges was $3.9 million, resulting in after-tax charges of $11.9 million, or $0.07 per diluted share.

Second Quarter and Year-to-Date 2013 Merger and Acquisition-Related Charges
The Company reported $5.3 million and $111.4 million in pre-tax charges in the second quarter and year-to-date 2013 periods, respectively, pertaining to merger and acquisition-related charges which were comprised of the following:

•
$7.9 million and $21.2 million for the second quarter and year-to-date 2013 periods, respectively, reducing Gross Profit pertaining mainly to amortization of the inventory step-up adjustment for the Infastech acquisition;

•
$24.0 million and $58.3 million for the second quarter and year-to-date 2013 periods, respectively, in SG&A primarily for integration-related administrative costs and consulting fees, as well as employee related matters;

•	$4.3 million and $19.9 million for the second quarter and year-to-date 2013 periods, respectively, in Other, net predominately for deal transaction costs; and

•
$(30.9) million and $12.0 million for the second quarter and year-to-date 2013 periods, respectively, in restructuring (credits) / charges primarily for Niscayah-related restructuring charges and cost containment actions associated with the severance of employees, which were more than offset by a $44 million reversal in the second quarter of 2013 from the termination of a previously approved restructuring action due to a shifting political and economic landscape in certain European countries.

The tax effect on the above net charges during the second quarter of 2013 was $9.1 million, resulting in after-tax earnings of $3.8 million, or $0.03 per diluted share. On a year-to-date basis, the tax effect on the above net charges was $34.1 million, resulting in after-tax charges of $77.3 million, or $0.49 per diluted share.
2014 Outlook
This outlook discussion is intended to provide broad insight into the Company’s near-term earnings and cash flow generation prospects. The Company expects diluted earnings per share to approximate $5.38 to $5.48 in 2014, inclusive of $25 million of pre-tax merger and acquisition-related charges primarily to support the Infastech acquisition. Excluding such charges, 2014 diluted earnings per share is expected to be in the range of $5.50 to $5.60. The diluted earnings per share range was raised from the previously communicated outlook based on stronger anticipated full year results primarily from the Company's Industrial businesses and further Company-wide indirect cost savings, which are expected to more than offset the impact of slightly lower full year organic sales growth due to the weather impact on the CDIY outdoor season and slower underlying emerging markets growth. The Company expects free cash flow to be at least $675 million, which includes approximately $250 million of merger and acquisition-related payments primarily relating to 2013 restructuring actions.
As mentioned previously, the Company has decided to intensify its focus on increasing organic growth, concentrated in five major areas during the next few years: (1) increase presence in emerging markets in the Power Tools, Hand Tools and Commercial Hardware mid-price point categories, (2) create a "smart" tools and storage market using radio frequency identification ("RFID") and real-time locating system ("RTLS") technology, (3) leverage the AeroScout RTLS capability into the electronic security market including the acute care vertical within the Company's Healthcare business, (4) offshore oil and gas pipeline service revenue in the Company's Oil & Gas business, and (5) continue to identify and realize revenue synergies associated with several acquisitions and the Black & Decker Merger. From 2013 - 2015, the Company will invest approximately $150 million ($100 million of recurring operating expense and $50 million of capital) to support these initiatives. The Company expects that investment and achievement in these growth areas will generate approximately $850 million of incremental revenue and should increase its organic growth rate commensurately.

RESULTS OF OPERATIONS
Net Sales: Net sales were $2.886 billion in the second quarter of 2014 compared to $2.858 billion in the second quarter of 2013, representing an increase of $27.3 million, or 1%. Overall, the increase was primarily attributable to a 1% increase in price as volume, acquisitions and foreign currency were all relatively flat. The CDIY segment was relatively flat compared to the second quarter of 2013 as strong organic growth of 7% in Europe, mainly due to continued share gains from new product introductions across key regions and an expanding retail footprint, was offset by a delayed and shortened North American outdoor product season due to cold weather conditions. In the Industrial segment, organic sales grew approximately 3% relative to the second quarter of 2013 primarily due to higher volumes across all of the Industrial businesses. In the Security segment, sales were relatively flat compared to the second quarter of 2013 as organic growth of 2% in North America and emerging markets was offset by a 6% organic decline in Europe due to lower installation and recurring revenues, most notably in Southern Europe.

On a year-to-date basis, net sales totaled $5.525 billion, an increase of 4% compared to $5.333 billion in the first half of 2013. Acquisitions (primarily Infastech) provided a 3% increase while unfavorable effects of foreign currency fluctuations resulted in a 1% decrease. Organic growth of 2% in the first half of 2014 was mainly driven by CDIY, which achieved 3% organic growth due to strong results in Europe, and the Industrial segment, which grew 4% organically primarily as a result of strong performances by the IAR and Engineered Fastening businesses.
Gross Profit: Gross profit was $1.053 billion, or 36.5% of net sales, in the second quarter of 2014 compared to $1.006 billion, or 35.2% of net sales, in the second quarter of 2013. Merger and acquisition-related charges, which reduced gross profit, were $0.3 million in the second quarter of 2014 and $7.9 million in the second quarter of 2013. Excluding these merger and acquisition-related charges, gross profit was 36.5% of net sales in 2014 compared to 35.5% of net sales in the prior year. The increase in the profit rate year over year reflects favorable impacts from price, supply chain productivity and indirect cost management which more than offset significant negative impacts from currency fluctuations.

Year-to-date gross profit was $2.014 billion, or 36.4% of net sales, compared to $1.914 billion, or 35.9% of net sales, for the six month periods ended June 28, 2014 and June 29, 2013, respectively. Merger and acquisition-related charges, which reduced gross profit, were $1.4 million in the first half of 2014 and $21.2 million in the first half of 2013. Excluding these charges, gross profit was 36.5% of net sales in 2014 and 36.3% of net sales in 2013. The increase in the profit rate year over year reflects favorable impacts from price, supply chain productivity and indirect cost management which more than offset significant negative impacts from currency fluctuations and Security margin contraction.
SG&A Expenses: SG&A, inclusive of the provision for doubtful accounts, was $662.9 million, or 23.0% of net sales, in the second quarter of 2014 compared to $677.2 million, or 23.7% of net sales, in the second quarter of 2013. Within SG&A, merger and acquisition-related compensation costs and integration-related expenses totaled $5.3 million in the second quarter of 2014 and $24.0 million in the second quarter of 2013. Excluding these merger and acquisition-related charges, SG&A was 22.8% of net sales in 2014 compared to 22.9% of net sales in the prior year. The increase in costs associated with strategic growth investments was offset by the impact of reduced indirect costs.

On a year-to-date basis, SG&A, inclusive of the provision for doubtful accounts, was $1.311 billion, or 23.7% of net sales, in
2014 compared to $1.342 billion, or 25.2% of net sales, in 2013. Excluding merger and acquisition-related charges of
$11.6 million and $58.3 million, respectively, during the first six months of 2014 and 2013, SG&A was 23.5% and 24.1% of net sales, respectively.
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
Corporate Overhead: The corporate overhead element of SG&A, which is not allocated to the business segments, amounted to $45.1 million, or 1.6% of net sales, in the second quarter of 2014 compared to $53.7 million, or 1.9% of net sales, in the second quarter of 2013. Excluding merger and acquisition-related charges, the corporate overhead element of SG&A was $42.1 million, or 1.5% of net sales, in the second quarter of 2014 compared to $39.5 million, or 1.4% of net sales, in the second quarter of 2013.

On a year-to-date basis, the corporate overhead element of SG&A amounted to $81.6 million, or 1.5% of net sales, in 2014 compared to $122.7 million, or 2.3% of net sales, in the corresponding period of 2013. Excluding merger and acquisition related charges, the corporate overhead element of SG&A was $76.1 million, or 1.4% of net sales, and $83.0 million, or 1.6%
of net sales, for the first six months of 2014 and 2013, respectively.

Other, net: Other, net expense amounted to $58.7 million in the second quarter of 2014 compared to $71.4 million in the second quarter of 2013. On a year-to-date basis, Other, net expense amounted to $120.2 million in 2014 as compared with $142.3 million in 2013. These decreases were primarily driven by lower amortization expense and merger and acquisition-related costs in 2014 as compared to 2013.
Interest, net: Net interest expense in the second quarter of 2014 was $40.3 million compared to $36.3 million in 2013. On a year-to-date basis, net interest expense was $81.2 million in 2014 as compared with $73.0 million in 2013. These increases in net interest expense were primarily attributable to the outstanding debt carrying higher interest rates during 2014 as compared to 2013.
Income Taxes: The Company recognized income tax expense of $73.7 million and $120.5 million for the three and six months ended June 28, 2014, respectively, resulting in effective tax rates of 25.1% and 23.8%, respectively. The effective tax rates differ from the U.S. statutory tax rate primarily due to a portion of the Company’s earnings being realized in lower-taxed foreign jurisdictions, the favorable settlement of several foreign income tax audits and the reversal of valuation allowances for certain foreign net operating losses which have become realizable.
The Company recognized income tax expense of $54.4 million and $63.1 million for the three and six months ended June 29, 2013, respectively, resulting in effective tax rates of 21.6% and 18.3%, respectively. The effective tax rates differ from the statutory tax rate primarily due to a portion of the Company’s earnings being realized in lower-taxed foreign jurisdictions, the acceleration of certain tax credits, the recurring benefit of various foreign business integration structures and the reversal of certain foreign and U.S. state uncertain tax position reserves, related largely to statute expiration.
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
CDIY:

	Second Quarter		Year-to-Date
(Millions of Dollars)	2014	2013	2014	2013
Net sales	$1,394.6	$1,392.8	$2,609.4	$2,542.0
Segment profit	$218.2	$209.9	$387.3	$375.9
% of Net sales	15.6%	15.1%	14.8%	14.8%
CDIY net sales increased $1.8 million, or less than 1%, in the second quarter of 2014 compared to the second quarter of 2013. The slight increase was driven by 7% organic growth in Europe, which was mainly due to continued share gains from successful new product introductions across key regions and the benefits of an expanding retail footprint, and 1% organic growth in emerging markets despite challenging economic and political environments. Organic sales declined 2% in North America primarily due to the delayed start to the North American outdoor product season, which more than offset solid momentum in other categories.
On a year-to-date basis, net sales increased $67.4 million, or 3%, in the first half of 2014 compared to the first half of 2013. Organic sales increased 3% primarily due to strong results in Europe and the emerging markets as discussed above, as well as modest organic growth in North America despite challenging weather conditions in the first half of 2014. Acquisitions contributed 1% of sales growth, which was offset by a 1% decline due to unfavorable changes in foreign currency.
Segment profit for the second quarter of 2014 was $218.2 million, or 15.6% of net sales, compared to $209.9 million, or 15.1% of net sales, in the second quarter of 2013. Excluding merger and acquisition-related charges of $0.2 million, segment profit totaled $218.4 million, or 15.7% of net sales, for the second quarter of 2014 compared to $212.7 million, or 15.3% of net sales, in the second quarter of 2013 (excluding $2.8 million in merger and acquisition-related charges). The increase in the segment profit rate was attributed to the favorable impacts from price, supply chain productivity and indirect cost management which more than offset negative impacts from currency fluctuations.

Year-to-date segment profit for CDIY was $387.3 million, or 14.8% of net sales, compared to $375.9 million, or 14.8% of net sales, for the corresponding 2014 period. Excluding $0.6 million in merger and acquisition-related charges, segment profit amounted to $387.9 million, or 14.9% of net sales, in 2014 compared to $382.0 million, or 15.0%, in 2013 (excluding $6.1 million in merger and acquisition-related charges). The segment profit rate was relatively flat compared to 2013 primarily due to continued currency pressures and carryover investments in organic growth initiatives, which offset the positive impacts during 2014 from volume, productivity and SG&A cost reductions.
Industrial:

	Second Quarter		Year-to-Date
(Millions of Dollars)	2014	2013	2014	2013
Net sales	$889.2	$861.5	$1,741.2	$1,595.4
Segment profit	$150.3	$117.6	$280.6	$207.0
% of Net sales	16.9%	13.7%	16.1%	13.0%
Industrial net sales increased $27.7 million, or 3%, in the second quarter of 2014 from $861.5 million in the second quarter of 2013. The increase was primarily driven by a 2% increase in volume and a 1% increase in acquisitions. Price was up slightly and currency was relatively flat year over year. Engineered Fastening achieved organic growth of 2% driven by strong global automotive revenues in a number of regions, partially offset by weaker electronics volume. Organic sales for the Industrial and Automotive Repair business increased 2% as a result of new product introductions and continued strength within North American Mac Tools mobile distribution and Advanced Industrial Solutions. Infrastructure posted solid growth of 5% driven by strong results in the Oil & Gas business coupled with improving demand for hydraulic tools.
On a year-to-date basis, net sales increased $145.8 million, or 9%, in the first half of 2014 compared to the first half of 2013. The Infastech acquisition increased sales by 5% while organic volume contributed 4% of sales growth primarily due to strong organic growth in the Engineered Fastening and IAR businesses. Price increased slightly year over year but was offset by currency headwinds.
Industrial segment profit for the second quarter of 2014 was $150.3 million, or 16.9% of net sales, compared to $117.6 million, or 13.7% of net sales, in the second quarter of 2013. Excluding $1.2 million in merger and acquisition-related charges, segment profit was $151.5 million, or 17.0% of net sales, in the second quarter of 2014 and $123.7 million, or 14.4% of net sales, in the second quarter of 2013 (excluding $6.1 million in merger and acquisition-related charges). The year over year increase in segment profit rate was primarily due to favorable volume leverage, supply chain productivity gains, cost synergies and SG&A cost reductions, partially offset by negative impacts of foreign currency fluctuations.

Year-to-date segment profit for Industrial was $280.6 million, or 16.1% of net sales, compared to $207.0 million, or 13.0% of net sales, for the corresponding 2013 period. Excluding $3.4 million in merger and acquisition-related charges, segment profit amounted to $284.0 million, or 16.3% of net sales, in 2014 compared to $225.5 million, or 14.1%, in 2013 (excluding $18.5 million in merger and acquisition-related charges). The segment profit rate improved on a year-to-date basis primarily due to the same factors that impacted the second quarter.

Security:

	Second Quarter		Year-to-Date
(Millions of Dollars)	2014	2013	2014	2013
Net sales	$601.7	$603.9	$1,174.4	$1,196.0
Segment profit	$67.0	$54.7	$116.6	$112.1
% of Net sales	11.1%	9.1%	9.9%	9.4%
Security net sales decreased $2.2 million, or less than 1%, in the second quarter of 2014 from $603.9 million in the second quarter of 2013. The slight decrease was primarily due to a 2% decline in volume, partially offset by 1% increases in both price and foreign currency translation. Organic growth within North America and emerging markets increased 2% due primarily to performance within the commercial electronics and automatic doors businesses. Organic sales in Europe declined 6% due primarily to lower installation and recurring revenues, most notably in Southern Europe.
On a year-to-date basis, net sales decreased $21.6 million, or 1.8%, in the first half of 2014 compared to the first half of 2013. The decrease was primarily due to a 4% decline in volume, partially offset by 1% increases in both price and foreign currency translation. The decrease in sales volume was primarily attributable to adverse impacts from severe North America weather conditions in the first quarter of 2014 as well as lower installation and recurring revenues in Europe.

Segment profit for the second quarter of 2014 was $67.0 million, or 11.1% of net sales, compared to $54.7 million, or 9.1% of net sales, in the second quarter of 2013. Excluding merger and acquisition-related charges of $1.2 million, segment profit amounted to $68.2 million, or 11.3% of net sales, in the second quarter of 2014 compared to $63.5 million, or 10.5% of net sales, in the second quarter of 2013 (excluding $8.8 million in merger and acquisition-related charges). The year over year increase in segment profit was mainly attributable to improved operating performance within North America and emerging markets.

Year-to-date segment profit for Security was $116.6 million, or 9.9% of net sales, compared to $112.1 million, or 9.4% of net sales, for the corresponding 2013 period. Excluding $3.5 million in merger and acquisition-related charges, segment profit amounted to $120.1 million, or 10.2% of net sales, in 2014 compared to $127.3 million, or 10.6% of net sales, in 2013 (excluding $15.2 million in merger and acquisition-related charges). The slight decrease in segment profit rate was mainly attributable to installation field inefficiencies and lower volumes in the Security Europe business, which more than offset improved operating performance within North America and emerging markets during the first half of 2014.

RESTRUCTURING ACTIVITIES
A summary of the restructuring reserve activity from December 28, 2013 to June 28, 2014 is as follows (in millions):

	December 28, 2013	Additions (Reversals), net	Usage	Currency	June 28, 2014
2014 Actions
Severance and related costs	$—	$3.4	$(2.9)	$(0.4)	$0.1
Facility closures	—	0.6	(0.4)	—	0.2
Subtotal 2014 actions	$—	$4.0	$(3.3)	$(0.4)	$0.3
Pre-2014 Actions
Severance and related costs	$172.2	$(9.5)	$(50.2)	$(0.4)	$112.1
Facility closures	21.6	0.1	(2.9)	—	18.8
Subtotal Pre-2014 actions	$193.8	$(9.4)	$(53.1)	$(0.4)	$130.9
Total	$193.8	$(5.4)	$(56.4)	$(0.8)	$131.2
For the six months ended June 28, 2014, the Company recognized a net restructuring credit of $5.4 million. This amount reflects $3.4 million of net severance charges associated with the reduction of approximately 32 employees, which was more than offset by reversals of $9.5 million which represent the elimination of excess severance accruals due to changes in initial estimates relating to prior year actions. The Company also had net facility closure costs of $0.7 million.
For the three months ended June 28, 2014, the Company recognized a net restructuring credit of $1.7 million. This amount reflects $1.2 million of net severance charges associated with the reduction of approximately 8 employees in the second quarter of 2014, which was more than offset by reversals of $2.7 million which represent the elimination of excess severance accruals due to changes in initial estimates relating to prior year actions. The Company also had $0.2 million of net facility closure reserve reductions in the second quarter of 2014.
The majority of the $131.2 million of reserves remaining as of June 28, 2014 is expected to be utilized within the next 12 months.
Segments: The $5.4 million net restructuring credit for the six months ended June 28, 2014 includes: $2.2 million of net reserve reductions pertaining to the CDIY segment; $0.4 million of net charges pertaining to the Industrial segment; $2.5 million of net reserve reductions pertaining to the Security segment; and $1.1 million of net reserve reductions pertaining to Corporate. The $1.7 million net restructuring credit for the three months ended June 28, 2014 includes: $0.9 million of net reserve reductions pertaining to the CDIY segment; $0.3 million of net charges pertaining to the Industrial segment; and $1.1 million of net reserve reductions pertaining to the Security segment.

FINANCIAL CONDITION
Liquidity, Sources and Uses of Capital: The Company’s primary sources of liquidity are cash flows generated from operations and available lines of credit under various credit facilities. The Company's cash flows are presented on a consolidated basis and include cash flows from discontinued operations.
Operating Activities: Cash flow provided by operations was $437.2 million in the second quarter of 2014 and $184.2 million in the second quarter of 2013. Cash inflows from working capital (accounts receivable, inventory, accounts payable and deferred revenue) were $55.9 million in the second quarter of 2014 compared to $67.6 million in the second quarter of 2013. Overall, operating cash flows were higher in the second quarter of 2014 as compared to the second quarter of 2013 primarily due to an increase in earnings, the timing of employee benefit plan contributions and one-time payments made in the second quarter of 2013.

Year-to-date cash flow provided by operations was $285.2 million in the first half of 2014 compared to $36.7 million in the corresponding period of 2013. The overall increase in operating cash flows in the first half of 2014 was primarily due to the same factors that impacted the second quarter, as discussed above. Furthermore, cash outflows from working capital were $274.4 million in the first half of 2014 compared to $127.4 million in 2013. The increase in working capital cash outflows was primarily driven by higher inventory purchases, primarily related to the CDIY business, to ensure customer needs are met in the second half of 2014.

Free Cash Flow: Free cash inflow, as defined in the following table, was $375.8 million in the second quarter of 2014 compared to $104.2 million in the corresponding 2013 period. Free cash inflow on a year-to-date basis was $166.0 million in 2014 compared to an outflow of $119.9 million in 2013. Management considers free cash flow an important indicator of its liquidity, as well as its ability to fund future growth and provide a dividend to shareowners. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

	Second Quarter		Year-to-Date
(Millions of Dollars)	2014	2013	2014	2013
Net cash provided by operating activities	$437.2	$184.2	$285.2	$36.7
Less: capital expenditures	(61.4)	(80.0)	(119.2)	(156.6)
Free cash inflow (outflow)	$375.8	$104.2	$166.0	$(119.9)
Included in free cash flow are merger and acquisition-related charges and payments of $34.8 million and $86.6 million for the three and six months ended June 28, 2014, respectively, and $122.1 million and $216.6 million for the three and six months ended June 29, 2013, respectively.

Based on its potential to generate cash flow from operations on an annual basis and credit position at June 28, 2014, the Company believes over the long term it has the financial flexibility to deploy capital to its shareowners’ advantage through a combination of acquisitions, dividends, and potential future share repurchases.

Investing Activities: Cash flow used in investing activities was $96.1 million in the second quarter of 2014 compared to $39.0 million in the second quarter of 2013. Year-to-date cash flow used in investing activities was $161.8 million and $980.6 million in the first half of 2014 and 2013, respectively. Cash outflows for business acquisitions were $909.9 million in the first half of 2013, primarily relating to the purchases of Infastech for $826.4 million, net of cash acquired, and GQ for $48.5 million, net of cash acquired. During the second quarter of 2013, the Company received $93.5 million in cash proceeds relating to the sale of the residential portion of the Tong Lung business. Capital and software expenditures were $61.4 million and $119.2 million for the three and six months ended June 28, 2014, respectively, compared to $80.0 million and $156.6 million for the three and six months ended June 29, 2013, respectively.

Financing Activities: Cash flow used in financing activities was $268.3 million in the second quarter of 2014 compared to $120.3 million in the second quarter of 2013. Net repayments of short-term borrowings under the Company’s commercial paper program were $199.7 million in the second quarter of 2014 compared to $60.1 million in the second quarter of 2013. Cash dividends were $78.4 million in the second quarter of both 2014 and 2013.

Year-to-date cash flow used in financing activities was $107.1 million in the first half of 2014 compared to net proceeds of $841.8 million in the first half of 2013. Net proceeds from short-term borrowings under the Company’s commercial paper program amounted to $82.6 million in 2014 compared to $1,270.4 million in 2013. The higher borrowings in the prior year were primarily as a result of the Infastech acquisition. Cash proceeds from the issuances of common stock were $27.6 million and $106.4 million in the first two quarters of 2014 and 2013, respectively. Cash dividends were $159.1 million in the first half of 2014 compared to $157.5 million in the first half of 2013. The Company paid $30.3 million related to the termination of interest rate swaps in February 2014. In January 2013, the Company elected to prepay the $350.0 million forward share purchase contract.

Credit Ratings & Liquidity:
The Company maintains strong investment grade credit ratings from the major U.S. rating agencies on its senior unsecured debt (average A-), as well as its short-term commercial paper borrowings. There have been no changes to any of the ratings during 2014.
Failure to maintain strong investment grade rating levels could adversely affect the Company’s cost of funds, liquidity and access to capital markets, but would not have an adverse effect on the Company’s ability to access committed credit facilities.
On December 3, 2013, the Company issued $400.0 million 5.75% fixed-to-floating rate junior subordinated debentures maturing December 15, 2053 (“2053 Junior Subordinated Debentures”) that bear interest at a fixed rate of 5.75% per annum, up to, but excluding December 15, 2018. From and including December 15, 2018, the 2053 Junior Subordinated Debentures will bear interest at an annual rate equal to three-month LIBOR plus 4.304%. The debentures subordination and long tenor provides significant credit protection measures for senior creditors and as a result, the debentures were awarded a 50% equity credit by S&P and Fitch, and a 25% equity credit by Moody's. The net proceeds of $392.0 million from the offering was primarily used to repay commercial paper borrowings.
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
The Company has a five year $1.5 billion committed credit facility (the “Credit Agreement”). Borrowings under the Credit Agreement may include U.S. Dollars up to the $1.5 billion commitment or in Euro or Pounds Sterling subject to a foreign currency sublimit of $400.0 million and bear interest at a floating rate dependent upon the denomination of the borrowing. Repayments must be made on June 27, 2018 or upon an earlier termination date of the Credit Agreement, at the election of the Company. In June 2014, the Company’s $500.0 million 364 day committed credit facility (the “Facility”) expired.  The Facility was designated to be part of a liquidity back-stop for the Company’s commercial paper program. Following an evaluation of the Company’s liquidity position, the Company elected not to negotiate a new 364 day committed credit facility.  The Company’s $2.0 billion commercial paper program is still backed by its $1.5 billion Credit Agreement. As of June 28, 2014, the Company has not drawn on the Credit Agreement.
Refer to Note H, Long-Term Debt and Financing Arrangements, and Note J, Equity Arrangements, in the Notes to (Unaudited) Condensed Consolidated Financial Statements for further discussion of the Company's financing arrangements.
Cash and cash equivalents totaled $516 million as of June 28, 2014, comprised of $47 million in the U.S. and $469 million in foreign jurisdictions. As of December 29, 2013, cash and cash equivalents totaled $496 million, comprised of $57 million in the U.S. and $439 million in foreign jurisdictions. Concurrent with the Black & Decker merger, the Company made a determination to repatriate certain legacy Black & Decker foreign earnings, on which U.S. income taxes had not previously been provided. As a result of this repatriation decision, the Company has recorded approximately $432.5 million and $418.8 million of associated deferred tax liabilities at June 28, 2014 and December 28, 2013, respectively. Current plans and liquidity requirements do not demonstrate a need to repatriate other foreign earnings. Accordingly, all other undistributed foreign earnings of the Company are considered to be permanently reinvested, or will be remitted substantially free of additional tax, consistent with the Company’s overall growth strategy internationally, including acquisitions and long-term financial objectives. No provision has been made for taxes that might be payable upon remittance of these undistributed foreign earnings. However, should management determine at a later point to repatriate additional foreign earnings, the Company would be required to accrue and pay taxes at that time.

OTHER MATTERS
Critical Accounting Estimates: There have been no significant changes in the Company’s critical accounting estimates during the second quarter of 2014. Refer to the “Other Matters” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended December 28, 2013 for a discussion of the Company’s critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no significant change in the Company’s exposure to market risk during the second quarter of 2014. Refer to the “Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended December 28, 2013 for further discussion.

ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and its Senior Vice President and Chief Financial Officer have concluded that, as of June 28, 2014, the Company’s disclosure controls and procedures are effective. There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CAUTIONARY STATEMENT
Under the Private Securities Litigation Reform Act of
1995

Statements in this Quarterly Report on Form 10-Q that are not historical, including but not limited to those regarding the Company’s ability to: (i) achieve full year 2014 diluted EPS of $5.50 - $5.60 ($5.38 - $5.48 on a GAAP basis); (ii) generate at least $675 million of free cash flow for 2014; (iii) generate approximately $850 million of incremental revenue from 2013-2015 from its growth initiatives; and (iv) return up to $1.5 billion of capital to shareholders through 2015; (collectively, the “Results”) are “forward looking statements” and subject to risk and uncertainty.
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
The Company’s ability to deliver the Results is dependent, or based, upon: (i) the Company’s ability to execute its integration plans and achieve synergies primarily from the Infastech acquisition sufficient to generate $0.10 of EPS accretion in 2014; (ii) the Company’s ability to generate organic net sales increases of approximately 3-4% in 2014; (iii) the Company’s ability to continue to identify and execute upon sales opportunities to increase its CDIY, IAR and Security businesses in the emerging markets while minimizing associated costs; (iv) the Company’s ability to achieve a tax rate of approximately 21% in 2014; (v) the Company’s ability to improve margins in the Security business (versus the prior year) in the second half of 2014; (vi) the Company’s ability to generate EPS accretion in 2014 through cost reductions in its CDIY and Industrial segments and its corporate functions; (vii) the Company’s ability to limit one-time charges primarily associated with the Infastech acquisition to $25 million in 2014; (viii) successful integration of acquisitions completed in 2012 and 2013, and any additional acquisitions completed during the year, as well as integration of existing businesses; (ix) the continued acceptance of technologies used in the Company’s products and services; (x) the Company’s ability to manage existing Sonitrol franchisee and Mac Tools relationships; (xi) the Company’s ability to minimize costs associated with any sale or discontinuance of a business or product line, including any severance, restructuring, legal or other costs; (xii) the proceeds realized with respect to any business or product line disposals; (xiii) the extent of any asset impairments with respect to any businesses or product lines that are sold or discontinued; (xiv) the success of the Company’s efforts to manage freight costs, steel and other commodity costs as well as capital expenditures; (xv) the Company’s ability to sustain or increase prices in order to, among other things, offset or mitigate the impact of steel, freight, energy, non-ferrous commodity and other commodity costs and any inflation increases; (xvi) the Company’s ability to generate free cash flow and maintain a strong debt to capital ratio; (xvii) the Company’s ability to identify and effectively execute productivity improvements and cost reductions, while minimizing any associated restructuring charges; (xviii) the Company’s ability to obtain favorable settlement of tax audits; (xix) the ability of the Company to generate earnings sufficient to realize future income tax benefits during periods when temporary differences become deductible; (xx) the continued ability of the Company to access credit markets under satisfactory terms; (xxi) the Company’s ability to negotiate satisfactory payment terms under which the Company buys and sells goods, services, materials and products; (xxii) the Company’s ability to successfully develop, market and achieve sales from new products and services; and (xxiii) the availability of cash to repurchase shares when conditions are right.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended June 28, 2014:

2013	(a) Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Program	Maximum Number Of Shares That May Yet Be Purchased Under The Program
March 30 - May 3	182	$81.88	—	—
May 4 -May 31	—	—	—	—
June 1 - June 28	678	87.37	—	—
	860	$86.21	—	—

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

(101)
The following materials from Stanley Black & Decker Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 28, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 28, 2014 and June 29, 2013 (ii) Condensed Consolidated Balance Sheets at June 28, 2014 and December 28, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 28, 2014 and June 29, 2013, and (iv) Notes to (Unaudited) Condensed Consolidated Financial Statements**.

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

STANLEY BLACK & DECKER, INC.

Date:	July 31, 2014	By:	/s/ DONALD ALLAN, JR.
Donald Allan, Jr.
Senior Vice President and Chief Financial Officer