Form 10-Q
period 2014-09-27
STANLEY BLACK & DECKER, INC.
filed 2014-10-23
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2014.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
156,652,178 shares of the registrant’s common stock were outstanding as of October 13, 2014

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	Third Quarter		Year-to-Date
	2014	2013	2014	2013
Net Sales	$2,902.2	$2,758.3	$8,427.2	$8,091.7
Costs and Expenses
Cost of sales	$1,852.1	$1,770.7	$5,363.6	$5,189.9
Selling, general and administrative	645.8	665.0	1,945.4	2,001.9
Provision for doubtful accounts	4.4	4.6	15.4	9.6
Other-net	61.8	66.6	182.0	208.8
Restructuring (credits) charges and asset impairments	(0.2)	28.5	(5.6)	40.6
Interest expense	43.5	39.1	131.1	118.6
Interest income	(3.1)	(3.0)	(9.5)	(9.5)
	$2,604.3	$2,571.5	$7,622.4	$7,559.9
Earnings from continuing operations before income taxes	297.9	186.8	804.8	531.8
Income taxes on continuing operations	56.8	17.3	177.3	80.3
Earnings from continuing operations	$241.1	$169.5	$627.5	$451.5
Less: Net (loss) earnings attributable to non-controlling interests	(0.3)	(0.3)	0.8	(0.9)
Net earnings from continuing operations attributable to common shareowners	$241.4	$169.8	$626.7	$452.4
Net loss from discontinued operations	(4.7)	(3.8)	(11.6)	(18.2)
Net Earnings Attributable to Common Shareowners	$236.7	$166.0	$615.1	$434.2
Total Comprehensive (Loss) Income Attributable to Common Shareowners	$(46.3)	$330.9	$328.2	$341.2
Basic earnings (loss) per share of common stock:
Continuing operations	$1.54	$1.10	$4.01	$2.91
Discontinued operations	(0.03)	(0.02)	(0.07)	(0.12)
Total basic earnings per share of common stock	$1.51	$1.07	$3.94	$2.80
Diluted earnings (loss) per share of common stock:
Continuing operations	$1.50	$1.07	$3.92	$2.85
Discontinued operations	(0.03)	(0.02)	(0.07)	(0.11)
Total diluted earnings per share of common stock	$1.47	$1.04	$3.85	$2.74
Dividends per shares of common stock	$0.52	$0.50	$1.52	$1.48
Weighted Average Shares Outstanding (in thousands):
Basic	156,628	155,043	156,278	155,140
Diluted	160,582	158,925	159,755	158,717
See notes to (unaudited) condensed consolidated financial statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 27, 2014 AND DECEMBER 28, 2013
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	September 27, 2014	December 28, 2013
ASSETS
Current Assets
Cash and cash equivalents	$486.8	$496.2
Accounts and notes receivable, net	1,861.1	1,633.0
Inventories, net	1,758.0	1,485.2
Assets held for sale	4.7	10.1
Other current assets	341.5	344.2
Total Current Assets	4,452.1	3,968.7
Property, Plant and Equipment, net	1,448.1	1,485.3
Goodwill	7,488.1	7,565.3
Intangibles, net	2,867.8	3,067.6
Other Assets	477.7	448.2
Total Assets	$16,733.8	$16,535.1
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities
Short-term borrowings	$426.5	$392.7
Current maturities of long-term debt	6.2	9.9
Accounts payable	1,713.5	1,575.9
Accrued expenses	1,236.4	1,236.2
Liabilities held for sale	4.7	6.3
Total Current Liabilities	3,387.3	3,221.0
Long-Term Debt	3,856.8	3,799.4
Deferred Taxes	964.0	914.4
Post-retirement Benefits	659.5	744.2
Other Liabilities	822.2	975.6
Commitments and Contingencies (Note R)	—	—
Shareowners’ Equity
Stanley Black & Decker, Inc. Shareowners’ Equity
Preferred stock, without par value: Authorized and unissued 10,000,000 shares	—	—
Common stock, par value $2.50 per share: Authorized 300,000,000 shares in 2014 and 2013 Issued 176,902,738 shares in 2014 and 2013	442.3	442.3
Retained earnings	3,863.9	3,484.9
Additional paid in capital	4,867.0	4,878.6
Accumulated other comprehensive loss	(785.9)	(499.0)
ESOP	(44.9)	(53.2)
	8,342.4	8,253.6
Less: cost of common stock in treasury	(1,381.6)	(1,454.4)
Stanley Black & Decker, Inc. Shareowners’ Equity	6,960.8	6,799.2
Non-controlling interests	83.2	81.3
Total Shareowners’ Equity	7,044.0	6,880.5
Total Liabilities and Shareowners’ Equity	$16,733.8	$16,535.1
See notes to (unaudited) condensed consolidated financial statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND NINE MONTHS ENDED SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013
(Unaudited, Millions of Dollars)

	Third Quarter		Year-to-Date
	2014	2013	2014	2013
OPERATING ACTIVITIES
Net earnings attributable to common shareowners	$236.7	$166.0	$615.1	$434.2
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	65.8	56.9	197.2	172.4
Amortization of intangibles	46.8	51.9	140.2	150.3
Pretax loss (gain) on sale of business	3.2	—	6.3	(14.0)
Asset impairments	—	18.4	—	34.9
Changes in working capital	(168.6)	(244.2)	(443.0)	(371.6)
Changes in other assets and liabilities	65.2	50.6	18.5	(269.9)
Cash provided by operating activities	249.1	99.6	534.3	136.3
INVESTING ACTIVITIES
Capital expenditures	(60.2)	(88.7)	(179.4)	(245.3)
Business acquisitions, net of cash acquired	—	(16.7)	(3.2)	(926.6)
Proceeds from sale of businesses and assets	5.8	1.0	12.8	96.5
(Payments) proceeds on net investment hedge settlements	(29.2)	5.3	(65.0)	7.0
Other	(15.0)	(5.5)	(25.6)	(16.8)
Cash used in investing activities	(98.6)	(104.6)	(260.4)	(1,085.2)
FINANCING ACTIVITIES
Payments on long-term debt	(0.3)	(0.6)	(0.9)	(1.7)
Stock purchase contract fees	(4.2)	(0.8)	(12.1)	(2.4)
Net short-term (repayments) borrowings	(48.8)	(70.9)	33.8	1,199.5
Cash dividends on common stock	(81.4)	(77.5)	(240.5)	(235.0)
Cash settlement on forward stock purchase contract	—	18.8	—	18.8
Termination of interest rate swaps	—	—	(30.3)	—
Payment on forward stock purchase contract	—	—	—	(350.0)
Proceeds from issuances of common stock	23.4	32.3	51.0	138.7
Purchases of common stock for treasury	(1.3)	(7.8)	(20.7)	(32.6)
Other	(0.5)	—	(0.5)	—
Cash (used in) provided by financing activities	(113.1)	(106.5)	(220.2)	735.3
Effect of exchange rate changes on cash and cash equivalents	(66.3)	18.9	(63.1)	(33.3)
Change in cash and cash equivalents	(28.9)	(92.6)	(9.4)	(246.9)
Cash and cash equivalents, beginning of period	515.7	561.7	496.2	716.0
CASH AND CASH EQUIVALENTS, END OF PERIOD	$486.8	$469.1	$486.8	$469.1
See notes to (unaudited) condensed consolidated financial statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 27, 2014

A.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. Operating results for the three and nine months ended September 27, 2014 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Stanley Black & Decker, Inc.’s (the “Company”) Form 10-K for the year ended December 28, 2013, and subsequent related filings with the Securities and Exchange Commission.

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
During the third quarter of 2013, the Company classified two small businesses within the Security and Industrial segments as held for sale based on management's intention to sell these businesses. The business within the Industrial segment was sold during the first quarter of 2014 and resulted in an insignificant after-tax loss. The operating results of the business within the Industrial segment, including the loss on sale, have been reported as discontinued operations through the date of the sale and for the three and nine months ended September 28, 2013. During the third quarter of 2014, the Company reached an agreement to sell the business within the Security segment resulting in an incremental after-tax loss of approximately $3.2 million. This sale transaction will likely close in the fourth quarter of 2014. The operating results of that business have been reported as discontinued operations for all periods presented. In addition, in December 2012, the Company sold its Hardware & Home Improvement business ("HHI"), including the residential portion of Tong Lung, to Spectrum Brands Holdings, Inc. ("Spectrum") for approximately $1.4 billion in cash. The purchase and sale agreement stipulated that the sale occur in a First and Second Closing. The First Closing, which excluded the residential portion of the Tong Lung business, occurred on December 17, 2012 and resulted in an after-tax gain of $358.9 million. The Second Closing, in which the residential portion of the Tong Lung business was sold for $93.5 million in cash, occurred on April 8, 2013 and resulted in an after-tax gain of $4.7 million. The operating results of the residential portion of Tong Lung have been reported as discontinued operations through the date of the sale. Amounts previously reported have been reclassified to conform to this presentation in accordance with ASC 205, "Presentation of Financial Statements," to allow for meaningful comparison of continuing operations. Net sales for discontinued operations totaled $5.2 million and $22.1 million for the three and nine months ended September 27, 2014, respectively, and $8.9 million and $56.3 million for the three and nine months ended September 28, 2013, respectively. Assets and liabilities held for sale relating to these discontinued operations each totaled $4.7 million as of September 27, 2014, and $10.1 million and $6.3 million as of December 28, 2013, respectively.

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

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern," which requires management of a company to evaluate whether there is substantial doubt about the company’s ability to continue as a going concern. This ASU is effective for the annual reporting period ending after December 15, 2016, and for interim and annual reporting periods thereafter, with early adoption permitted. The Company does not expect this standard to have an impact on its consolidated financial statements upon adoption.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." The new revenue recognition standard outlines a comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new model provides a five-step analysis in determining when and how revenue is recognized. The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual reporting periods (and interim reporting periods within those years) beginning after December 15, 2016, and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption of this ASU is not permitted. The Company is currently evaluating the new guidance to determine the impact it may have to its consolidated financial statements.

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
The following table reconciles net earnings attributable to common shareowners and the weighted average shares outstanding used to calculate basic and diluted earnings per share for the three and nine months ended September 27, 2014 and September 28, 2013:

	Third Quarter		Year-to-Date
	2014	2013	2014	2013
Numerator (in millions):
Net earnings from continuing operations attributable to common shareowners	$241.4	$169.8	$626.7	$452.4
Net loss from discontinued operations	(4.7)	(3.8)	(11.6)	(18.2)
Net earnings attributable to common shareowners	$236.7	$166.0	$615.1	$434.2
Less: Earnings attributable to participating restricted stock units (“RSU’s”)	—	—	—	(0.2)
Net Earnings — basic	$236.7	$166.0	$615.1	$434.0
Net Earnings — dilutive	$236.7	$166.0	$615.1	$434.2

	Third Quarter		Year-to-Date
	2014	2013	2014	2013
Denominator (in thousands):
Basic earnings per share — weighted average shares	156,628	155,043	156,278	155,140
Dilutive effect of stock options, awards and convertible preferred units	3,954	3,882	3,477	3,577
Diluted earnings per share — weighted average shares	160,582	158,925	159,755	158,717
Earnings per share of common stock:
Basic earnings (loss) per share of common stock:
Continuing operations	$1.54	$1.10	$4.01	$2.91
Discontinued operations	(0.03)	(0.02)	(0.07)	(0.12)
Total basic earnings per share of common stock	$1.51	$1.07	$3.94	$2.80
Diluted earnings (loss) per share of common stock:
Continuing operations	$1.50	$1.07	$3.92	$2.85
Discontinued operations	(0.03)	(0.02)	(0.07)	(0.11)
Total dilutive earnings per share of common stock	$1.47	$1.04	$3.85	$2.74
The following weighted average stock options were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	Third Quarter		Year-to-Date
	2014	2013	2014	2013
Number of stock options	310	—	736	569

As described more fully in Note J, Equity Arrangements, the Company issued Equity Units comprised of $345.0 million of Notes and Equity Purchase Contracts, which obligate the holders to purchase on November 17, 2016, for $100.00, between 1.0122 and 1.2399 shares of the Company’s common stock.  The shares related to the Equity Purchase Contracts were anti-dilutive for the three and nine months ended September 27, 2014. Upon the November 17, 2016 settlement date, the Company will issue approximately 3.5 to 4.3 million shares of common stock, subject to customary anti-dilution adjustments, and expects to receive additional cash proceeds of $345.0 million.

D.     Financing Receivables
Long-term trade financing receivables of $164.5 million and $157.8 million at September 27, 2014 and December 28, 2013, respectively, are reported within Other Assets in the Condensed Consolidated Balance Sheets. Financing receivables and long-term financing receivables are predominately related to certain security equipment leases with commercial businesses. Generally, the Company retains legal title to any equipment leases and bears the right to repossess such equipment in an event of default. All financing receivables are interest bearing and the Company has not classified any financing receivables as held-for-sale. Interest income earned from financing receivables that are not delinquent is recorded on the effective interest method. The Company considers any financing receivable that has not been collected within 90 days of original billing date as past-due or delinquent. Additionally, the Company considers the credit quality of all past-due or delinquent financing receivables as nonperforming.
The Company has an accounts receivable sale program that expires on December 11, 2014. According to the terms of that program the Company is required to sell certain of its trade accounts receivables at fair value to a wholly owned, consolidated, bankruptcy-remote special purpose subsidiary (“BRS”). The BRS, in turn, must sell such receivables to a third-party financial institution (“Purchaser”) for cash and a deferred purchase price receivable. The Purchaser’s maximum cash investment in the receivables at any time is $100.0 million. The purpose of the program is to provide liquidity to the Company. The Company accounts for these transfers as sales under Accounting Standards Codification ("ASC") 860, Transfers and Servicing. Receivables are derecognized from the Company’s Consolidated Balance Sheet when the BRS sells those receivables to the Purchaser. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred purchase price receivable. At September 27, 2014, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.
At September 27, 2014 and December 28, 2013, $92.5 million and $84.8 million, respectively, of net receivables were derecognized. Gross receivables sold amounted to $361.3 million ($304.5 million, net) and $1,018.8 million ($909.5 million, net) for the three and nine months ended September 27, 2014, respectively. These sales resulted in a pre-tax loss of $0.9 million and $2.7 million for the three and nine months ended September 27, 2014, respectively. Proceeds from transfers of receivables to the Purchaser totaled $308.1 million and $865.8 million for the three and nine months ended September 27, 2014, respectively. Collections of previously sold receivables, including deferred purchase price receivables, and all fees, which are settled one month in arrears, resulted in payments to the Purchaser of $315.9 million and $858.3 million for the three and nine months ended September 27, 2014, respectively. Servicing fees amounted to $0.1 million and $0.4 million for the three and nine months ended September 27, 2014, respectively.
Gross receivables sold amounted to $328.9 million ($286.6 million, net) and $955.2 million ($833.9 million, net) for the three and nine months ended September 28, 2013, respectively. These sales resulted in a pre-tax loss of $0.6 million and $2.1 million for the three and nine months ended September 28, 2013, respectively. Proceeds from transfers of receivables to the Purchaser totaled $274.2 million and $781.5 million for the three and nine months ended September 28, 2013, respectively. Collections of previously sold receivables, including deferred purchase price receivables, and all fees, which are settled one month in arrears, resulted in payments to the Purchaser of $285.4 million and $786.1 million for the three and nine months ended September 28, 2013, respectively. Servicing fees amounted to less than $0.2 million and $0.4 million for the three and nine months ended September 28, 2013, respectively.
The Company’s risk of loss following the sale of the receivables is limited to the deferred purchase price receivable, which was $103.3 million at September 27, 2014 and $37.3 million at December 28, 2013. The deferred purchase price receivable will be repaid in cash as receivables are collected, generally within 30 days, and as such the carrying value of the receivable recorded approximates fair value. There were no delinquencies and credit losses for either the three months ended September 27, 2014 or September 28, 2013. Delinquencies and credit losses for the nine months ended September 27, 2014 and September 28, 2013 were $0.1 million and $0.3 million, respectively. Cash inflows related to the deferred purchase price receivable totaled $98.1 million and $275.5 million for the three and nine months ended September 27, 2014, respectively, and $89.6 million and $257.5 million for the three and nine months ended September 28, 2013, respectively. All cash flows under the program are reported as a component of changes in accounts receivable within operating activities in the Condensed Consolidated Statements of Cash Flows since all the cash from the Purchaser is either: 1) received upon the initial sale of the receivable; or 2) from the ultimate collection of the underlying receivables and the underlying receivables are not subject to significant risks, other than credit risk, given their short-term nature.

E.	Inventories
The components of Inventories, net at September 27, 2014 and December 28, 2013 are as follows (in millions):

	2014	2013
Finished products	$1,282.1	$1,081.5
Work in process	150.8	128.8
Raw materials	325.1	274.9
Total	$1,758.0	$1,485.2

F.	Acquisitions

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
Four smaller acquisitions were completed during 2013 for a total purchase price of $40.9 million, net of cash acquired, which have been integrated into each of the Company's three segments.
ACTUAL AND PRO-FORMA IMPACT FROM ACQUISITIONS
Actual Impact from Acquisitions
The Company did not complete any acquisitions during the first nine months of 2014. As such, there was no impact from new acquisitions on the Company's Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 27, 2014.
Pro-forma Impact from Acquisitions
The following table presents supplemental pro-forma information for the three and nine months ended September 28, 2013 as if the Infastech, GQ, and other 2013 acquisitions had occurred on December 31, 2012. This pro-forma information includes acquisition-related charges for the period. The pro-forma consolidated results are not necessarily indicative of what the Company’s consolidated net sales and net earnings would have been had the Company completed these acquisitions on December 31, 2012. In addition, the pro-forma consolidated results do not reflect the actual or expected realization of any cost savings associated with the acquisitions.

	Third Quarter	Year-to-Date
(Millions of Dollars, except per share amounts)	2013	2013
Net sales	$2,760.3	$8,207.4
Net earnings from continuing operations attributable to common shareowners	166.8	453.3
Diluted earnings per share - continuing operations	1.05	2.86
The 2013 pro-forma results were calculated by combining the results of Stanley Black & Decker with the stand-alone results of the 2013 acquisitions for their respective pre-acquisition periods. The following adjustments were made to account for certain costs which would have been incurred during this pre-acquisition period:

•
Elimination of the historical pre-acquisition intangible asset amortization expense and the addition of intangible asset amortization expense related to intangibles valued as part of the purchase price allocation that would have been incurred from December 31, 2012 to September 28, 2013.

•	Additional expense for deal costs and inventory step-up adjustments, where applicable, which would have been amortized as the corresponding inventory was sold.

•	Because certain acquisitions were funded using existing sources of liquidity, additional interest expense was factored into the 2013 pro-forma period.

G.     Goodwill
Changes in the carrying amount of goodwill by segment are as follows:

(Millions of Dollars)	CDIY	Industrial	Security	Total
Balance December 28, 2013	$2,951.2	$2,026.0	$2,588.1	$7,565.3
Additions from acquisitions	24.5	48.9	1.1	74.5
Foreign currency translation and other	(26.7)	(45.8)	(79.2)	(151.7)
Balance September 27, 2014	$2,949.0	$2,029.1	$2,510.0	$7,488.1

As discussed previously, the Company recast 2013 segment net sales and profit between the CDIY and Industrial segments to align reporting with the current management of the Company's operations in the emerging markets to be comparable with current year presentation. As a result, the associated goodwill of these segments was adjusted accordingly to reflect the change. There is no impact to the Consolidated Financial Statements as a result of this segment realignment.

H.	Long-Term Debt and Financing Arrangements
Long-term debt and financing arrangements at September 27, 2014 and December 28, 2013 are as follows:

(Millions of Dollars)	Interest Rate	2014	2013
Notes payable due 2018 (junior subordinated)	2.25%	$345.0	$345.0
Notes payable due 2018 (junior subordinated)	4.25%	632.5	632.5
Notes payable due 2021	3.40%	395.1	382.2
Notes payable due 2022	2.90%	799.4	799.4
Notes payable due 2028	7.05%	158.2	147.7
Notes payable due 2040	5.20%	348.3	317.4
Notes payable due 2052 (junior subordinated)	5.75%	750.0	750.0
Notes payable due 2053 (junior subordinated)	5.75%	400.3	400.0
Other, payable in varying amounts through 2021	0.00% – 6.62%	34.2	35.1
Total long-term debt, including current maturities		$3,863.0	$3,809.3
Less: Current maturities of long-term debt		(6.2)	(9.9)
Long-term debt		$3,856.8	$3,799.4
At September 27, 2014, the Company had fixed-to-floating interest rate swaps on its $400.0 million notes payable due 2021. The carrying value of the notes payable due 2021 includes a loss of $17.8 million pertaining to fair value adjustments of the swaps, $13.2 million pertaining to the unamortized gain on previously terminated swaps and $0.3 million of unamortized discount on the notes.

At September 27, 2014, the Company's carrying value on its $800.0 million notes payable due 2022 includes $0.6 million of unamortized discount on the notes.
At September 27, 2014, the Company had fixed-to-floating interest rate swaps on its $150.0 million notes payable due 2028. The carrying value of the notes payable due 2028 includes a gain of $14.5 million pertaining to fair value adjustments made in purchase accounting offset by a loss of $6.3 million pertaining to fair value adjustments of the swaps.
At September 27, 2014, the Company had fixed-to-floating interest rate swaps on a portion of its $400.0 million notes payable due 2040. The carrying value of the notes payable due 2040 includes a loss of $17.5 million pertaining to the fair value adjustments of the swaps, $33.9 million pertaining to the unamortized loss on previously terminated swaps and $0.3 million of unamortized discount on the notes.
At September 27, 2014, the Company had fixed-to-floating interest rate swaps on its $400.0 million notes payable due 2053. The carrying value of the notes payable due 2053 includes a gain of $0.3 million pertaining to fair value adjustments of the swaps.
Unamortized gains and fair value adjustments associated with interest rate swaps and the impact of terminated swaps are more fully discussed in Note I, Derivative Financial Instruments.
In June 2014, the Company’s $500.0 million 364 day committed credit facility (the “Facility”) expired.  The Facility was designated to be part of a liquidity back-stop for the Company’s commercial paper program.  Following an evaluation of the Company’s liquidity position, the Company elected not to negotiate a new 364 day committed credit facility.  The Company’s $2.0 billion commercial paper program is still backed by a $1.5 billion committed credit facility (the "Credit Agreement), executed in June 2013 for a five year term.  As of September 27, 2014, the Company has not drawn on the Credit Agreement.
As of September 27, 2014 and December 28, 2013, the Company had $426.0 million and $368.0 million of borrowings outstanding against the Company’s $2.0 billion commercial paper program, respectively.

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

A summary of the fair value of the Company’s derivatives recorded in the Consolidated Balance Sheets at September 27, 2014 and December 28, 2013 follows (in millions):

	Balance Sheet Classification	2014	2013	Balance Sheet Classification	2014	2013
Derivatives designated as hedging instruments:
Interest Rate Contracts Cash Flow	LT other assets	$—	$—	LT other liabilities	$6.7	$—
Interest Rate Contracts Fair Value	Other current assets	21.4	21.7	Accrued expenses	3.2	3.3
	LT other assets	—	—	LT other liabilities	47.4	139.3
Foreign Exchange Contracts Cash Flow	Other current assets	21.8	3.7	Accrued expenses	1.0	0.3
	LT other assets	5.4	—	LT other liabilities	0.1	—
Net Investment Hedge	Other current assets	19.6	1.4	Accrued expenses	—	52.6
	LT other assets	—	—	LT other liabilities	1.2	—
		$68.2	$26.8		$59.6	$195.5
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$13.1	$64.9	Accrued expenses	$36.2	$10.4
	LT other assets	1.2	—	LT other liabilities	—	6.4
		$14.3	$64.9		$36.2	$16.8

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

During the nine months ended September 27, 2014 and September 28, 2013, respectively, cash flows related to derivatives, including those that are separately discussed below, resulted in net cash paid of $33.6 million and net cash received of $16.7 million respectively.
CASH FLOW HEDGES
As of September 27, 2014 and December 28, 2013 there was a $57.0 million and $77.3 million after-tax mark-to-market loss, respectively, reported for cash flow hedge effectiveness in Accumulated other comprehensive loss. An after-tax loss of $1.1 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next twelve months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies and interest rates through the maturity dates.
The tables below detail pre-tax amounts reclassified from Accumulated other comprehensive loss into earnings for active derivative financial instruments during the periods in which the underlying hedged transactions affected earnings for the nine months ended September 27, 2014 and September 28, 2013 (in millions):

Year-to-date 2014 (In millions)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Interest Rate Contracts	$(6.7)	Interest Expense	$—	$—
Foreign Exchange Contracts	$15.3	Cost of sales	$(0.8)	$—

Year-to-date 2013 (In millions)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Foreign Exchange Contracts	$1.7	Cost of sales	$(3.0)	$—

 * Includes ineffective portion and amount excluded from effectiveness testing on derivatives.
For the three and nine months ended September 27, 2014, the foreign exchange contracts hedged items’ impact to the Consolidated Statements of Operations and Comprehensive Income was a gain of $1.1 million and $0.8 million, respectively, in Cost of sales, which is offsetting the amount shown above. For the three and nine months ended September 28, 2013, the foreign exchange contracts hedged items’ impact to the Consolidated Statements of Operations and Comprehensive Income was a gain of $0.1 million and $3.0 million, respectively. There was no impact related to the interest rate contracts' hedged items for all periods presented.
For the three and nine months ended September 27, 2014, an after-tax loss of $2.2 million and $6.7 million respectively, was reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) during the periods in which the underlying hedged transactions affected earnings. For the three and nine months ended September 28, 2013, an after-tax loss of $2.4 million and $9.0 million respectively, was reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) during the periods in which the underlying hedged transactions affected earnings.
Interest Rate Contracts
The Company enters into interest rate swap agreements in order to obtain the lowest cost source of funds within a targeted range of variable to fixed-debt proportions. At September 27, 2014 the Company had $200 million of forward starting swaps outstanding fixing the interest rate on the expected refinancing of debt in 2018 as discussed below. At December 28, 2013, there were no forward starting swaps outstanding.

In May 2014, the Company executed forward starting interest rate swaps with aggregate notional amounts of $200 million and in October 2014, the Company executed forward starting interest rate swaps with aggregate notional amounts of an additional $200 million. The objective of the hedges was to offset the expected variability on future payments associated with the interest rate on debt instruments expected to be issued in 2018. Gains or losses on the swaps are recorded in Accumulated other comprehensive loss and will be subsequently reclassified into earnings as the future interest expense is recognized in earnings or as ineffectiveness occurs.
Foreign Currency Contracts
Forward Contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from subsidiaries with non-U.S. dollar functional currencies which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases of inventory. Gains and losses reclassified from Accumulated other comprehensive loss for the effective and ineffective portions of the hedge as well as any amounts excluded from effectiveness testing are recorded in Cost of sales. At September 27, 2014, the notional value of forward currency contracts outstanding was $373.7 million, maturing on various dates through 2015. At December 28, 2013, the notional value of forward currency contracts outstanding was $270.1 million, maturing on various dates in 2014.
Purchased Option Contracts: The Company and its subsidiaries have entered into various inter-company transactions whereby the notional values are denominated in currencies other than the functional currencies of the party executing the trade. In order to better match the cash flows of its inter-company obligations with cash flows from operations, the Company enters into purchased option contracts. Gains and losses reclassified from Accumulated other comprehensive income (loss) for the effective and ineffective portions of the hedge as well as any amounts excluded from effectiveness testing are recorded in Cost of sales. At September 27, 2014, the notional value of purchased option contracts was $247.5 million maturing on various dates through 2015. As of December 28, 2013, the notional value of purchased option contracts was $120.0 million, maturing on various dates in 2014.
FAIR VALUE HEDGES
Interest Rate Risk: In an effort to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, the Company enters into interest rate swaps. In February 2014, the Company entered into interest rate swaps on the first 5 years of the Company's $400 million 5.75% notes due 2053. In addition, the Company had existing interest rate swaps with notional values which equaled the Company's $400 million 3.40% notes due 2021, the Company's $400 million 5.20% notes due 2040 and the Company's $150 million 7.05% notes due 2028. These interest rate swaps effectively converted the Company's fixed rate debt to floating rate debt based on LIBOR, thereby hedging the fluctuation in fair value resulting from changes in interest rates.
In February 2014, the Company terminated $200 million of interest rate swaps hedging the Company's $400 million 5.20% notes due 2040. The terminations resulted in cash payments of $30.3 million and the resulting loss of $34.8 million was deferred and will be amortized to earnings over the remaining life of the notes.
In October 2014, the Company terminated the remaining $200 million of interest rate swaps hedging the Company's $400 million 5.20% notes due 2040. The terminations resulted in cash payments of $3.1 million and the resulting loss of $4.1 million was deferred and will be amortized to earnings over the remaining life of the notes.
The changes in fair value of the interest rate swaps during the period were recognized in earnings as well as the offsetting changes in fair value of the underlying notes. The notional value of open contracts was $1.2 billion as of September 27, 2014 and $950 million as of December 28, 2013. A summary of the fair value adjustments relating to these swaps is as follows (in millions):

	Third Quarter 2014		Year-to-Date 2014
Income Statement Classification	Gain/(Loss) on Swaps*	Gain /(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain /(Loss) on Borrowings
Interest Expense	$5.7	$(5.8)	$90.5	$(90.6)
	Third Quarter 2013		Year-to-Date 2013
Income Statement Classification	Gain/(Loss) on Swaps*	Gain /(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain /(Loss) on Borrowings
Interest Expense	$(26.2)	$26.2	$(118.0)	$118.0
*Includes ineffective portion and amount excluded from effectiveness testing on derivatives.
In addition to the fair value adjustments in the table above, the net swap accruals for each period and amortization of the gains on terminated swaps are also reported as a reduction of interest expense and totaled $4.9 million and $15.1 million for the three and nine months ended September 27, 2014, respectively, and $5.7 million and $17.4 million for the three and nine months ended

September 28, 2013, respectively. Interest expense on the underlying debt was $14.3 million and $41.7 million for the three and nine months ended September 27, 2014, respectively, and $11.0 million and $33.5 million for the three and nine months ended September 28, 2013, respectively.

NET INVESTMENT HEDGES
Foreign Exchange Contracts: The Company utilizes net investment hedges to offset the translation adjustment arising from re-measurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive loss were losses of $74.6 million and $76.8 million at September 27, 2014 and December 28, 2013, respectively. As of September 27, 2014, the Company had foreign exchange contracts maturing on various dates through October 2015 with notional values totaling $1.4 billion outstanding hedging a portion of its pound sterling denominated net investment. As of December 28, 2013, the Company had foreign exchange contracts maturing on various dates through October 2014 with notional values totaling $979.0 million outstanding hedging a portion of its pound sterling denominated net investment. For the nine months ended September 27, 2014 and September 28, 2013, maturing foreign exchange contracts resulted in net cash paid of $65.0 million and net cash receipts of $7.0 million, respectively. Gains and losses on net investment hedges remain in Accumulated other comprehensive income (loss) until disposal of the underlying assets.
The pre-tax gain or loss from fair value changes recorded in Accumulated other comprehensive loss was as follows (in millions):

	Third Quarter 2014	Year-to-Date 2014
Income Statement Classification	Gain (Loss)	Gain (Loss)
Other-net	$39.4	$3.5

	Third Quarter 2013	Year-to-Date 2013
Income Statement Classification	Gain (Loss)	Gain (Loss)
Other-net	$(48.4)	$5.1

*The effective and ineffective portion (including the ineffective portion and amount excluded from effectiveness testing) recorded in the Income Statements was zero for all periods presented.
UNDESIGNATED HEDGES
Foreign Exchange Contracts: Currency swaps and foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the forward contracts outstanding at September 27, 2014 was $2.4 billion, maturing on various dates through October 2015. As of September 27, 2014, there were no currency swaps outstanding as the Company terminated its currency swap in July 2014, resulting in a cash payment of $0.5 million. The total notional amount of the contracts outstanding at December 28, 2013 was $2.2 billion of forward contracts and a $107.7 million currency swap, maturing on various dates through 2014. The gain (loss) recorded in income related to derivatives not designated as hedging instruments are as follows (in millions):

Derivatives Not Designated as Hedging Instruments under ASC 815	Income Statement Classification	Third Quarter 2014	Year-to-Date 2014
Foreign Exchange Contracts	Other-net	$(36.4)	$(10.1)

Derivatives Not Designated as Hedging Instruments under ASC 815	Income Statement Classification	Third Quarter 2013	Year-to-Date 2013
Foreign Exchange Contracts	Other-net	$63.2	$3.0

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

In November 2013, the Company purchased from certain financial institutions “out-of-the-money” capped call options on 12.2 million shares of its common stock (subject to customary anti-dilution adjustments) for an aggregate premium of $73.5 million, or an average of $6.03 per share. The purpose of the capped call options is to hedge the risk of stock price appreciation between the lower and upper strike prices of the capped call options. In accordance with ASC 815-40 the premium paid was recorded as a reduction of Shareowners’ equity. The contracts for the options provide that they may, at the Company’s election, subject to certain conditions, be cash settled, physically settled, modified-physically settled, or net-share settled (the default settlement method). The capped call options have various expiration dates ranging from July 2015 through December 2015 and initially had an average lower strike price of $86.07 and an average upper strike price of $106.56, subject to customary market adjustments. As of September 27, 2014, due to customary market adjustments, the lower and upper strike prices are $86.05 and $106.54, respectively. The aggregate fair value of the options at September 27, 2014 was $93.2 million.
Equity Units and Capped Call Transactions
In December 2013, the Company issued Equity Units comprised of $345.0 million of Notes and Equity Purchase Contracts as described more fully in Note H, Long-Term Debt and Financing Arrangements, of the Company’s Form 10-K for the year ended December 28, 2013. There have been no changes to the terms of the Equity Units. The Equity Purchase Contracts obligate the holders to purchase on November 17, 2016, for $100.00, between 1.0122 and 1.2399 shares of the Company’s common stock, which are equivalent to an initial settlement price of $98.80 and $80.65, respectively, per share of common stock. As of September 27, 2014, due to the customary anti-dilution provisions, the settlement rate on the Equity Units Stock was 1.0124 (equivalent to a conversion price of approximately $98.77 per common share). Upon the November 17, 2016 settlement date, the Company will issue approximately 3.5 to 4.3 million shares of common stock, subject to customary anti-dilution adjustments, and expects to receive additional cash proceeds of $345.0 million. If a fundamental change occurs, in certain circumstances, the number of shares of common stock deliverable upon settlement of the Equity Purchase Contracts will be increased by the make-whole amount, resulting in the issuance of a maximum of approximately 6.1 million shares of common stock. Holders may elect to settle their Equity Purchase Contracts early in cash prior to November 17, 2016.
Contemporaneously with the issuance of the Equity Units described above, the Company paid $9.7 million, or an average of $2.77 per option, to enter into capped call transactions on 3.5 million shares of common stock with a major financial institution. The purpose of the capped call transactions is to offset the potential economic dilution associated with the common shares issuable upon the settlement of the Equity Purchase Contracts. With respect to the impact on the Company, the capped call transactions and the Equity Units, when taken together, result in the economic equivalent of having the conversion price on the Equity Units at $112.89, the upper strike price of the capped call (as of September 27, 2014). Refer to Note H, Long-Term Debt and Financing Arrangements, of the Company’s Form 10-K for the year ended December 28, 2013. In accordance with ASC 815-40, the $9.7 million premium paid was recorded as a reduction to equity.
The capped call transactions cover, subject to customary anti-dilution adjustments, the number of shares equal to the number of shares issuable upon settlement of the Equity Purchase Contracts at the 1.0122 minimum settlement rate. The capped call transactions have a term of approximately three years and initially had a lower strike price of $98.80, which corresponds to the minimum settlement rate of the Equity Purchase Contracts, and an upper strike price of $112.91, which is approximately 40% higher than the closing price of the Company’s common stock on November 25, 2013, and are subject to customary antidilution adjustments. The capped call transactions may be settled by net share settlement (the default settlement method) or, at the Company’s option and subject to certain conditions, cash settlement, physical settlement or modified physical settlement. The aggregate fair value of the options at September 27, 2014 was $13.2 million.
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
Following the issuance of Convertible Preferred Stock upon settlement of a holder’s Purchase Contracts, a holder of Convertible Preferred Stock may, at its option, at any time and from time to time, convert some or all of its outstanding shares of Convertible Preferred Stock at a conversion rate of 1.3333 shares of the Company’s common stock per share of Convertible Preferred Stock (subject to customary anti-dilution provisions), which is equivalent to an initial conversion price of approximately $75.00 per share of common stock. Assuming conversion of the 6.3 million shares of Convertible Preferred Stock at the 1.3333 initial conversion rate, a total of 8.4 million shares of the Company’s common stock may be issued upon conversion. As of September 27,

2014, due to the customary anti-dilution provisions, the conversion rate on the Convertible Preferred Stock was 1.3658 (equivalent to a conversion price of approximately $73.22 per common share). In the event that holders elect to settle their Purchase Contracts prior to November 17, 2015, the Company will deliver a number of shares of Convertible Preferred Stock equal to 85% of the Purchase Contracts tendered, together with cash in lieu of fractional shares. Upon a conversion on or after November 17, 2015 the Company may elect to pay or deliver, as the case may be, solely shares of common stock, together with cash in lieu of fractional shares (“physical settlement”), solely cash (“cash settlement”), or a combination of cash and common stock (“combination settlement”). The Company may redeem some or all of the Convertible Preferred Stock on or after December 22, 2015 at a redemption price equal to 100% of the $100 liquidation preference per share plus accrued and unpaid dividends to the redemption date.
In November 2010, contemporaneously with the issuance of the Convertible Preferred Units described above, the Company paid $50.3 million, or an average of $5.97 per option, to enter into capped call transactions (equity options) on 8.4 million shares of common stock with certain major financial institutions. The purpose of the capped call transactions is to offset the common shares that may be deliverable upon conversion of shares of Convertible Preferred Stock. With respect to the impact on the Company, the capped call transactions and the Convertible Preferred Stock, when taken together, result in the economic equivalent of having the conversion price on the Convertible Preferred Stock at $95.62, the upper strike price of the capped call (as of September 27, 2014). Refer to Note H, Long-Term Debt and Financing Arrangements, and Note J, Capital Stock, of the Company’s Form 10-K for the year ended December 28, 2013 for further discussion. In accordance with ASC 815-40 the $50.3 million premium paid was recorded as a reduction to equity.
The capped call transactions cover, subject to customary anti-dilution adjustments, the number of shares of common stock equal to the number of shares of common stock underlying the maximum number of shares of Convertible Preferred Stock issuable upon settlement of the Purchase Contracts. Each of the capped call transactions has a term of approximately five years and initially had a lower strike price of $75.00, which corresponded to the initial conversion price of the Convertible Preferred Stock, and an upper strike price of $97.95, which was approximately 60% higher than the closing price of the common stock on November 1, 2010. The capped call transactions may be settled by net share settlement (the default settlement method) or, at the Company’s option and subject to certain conditions, cash settlement, physical settlement or modified physical settlement. The aggregate fair value of the options at September 27, 2014 was $112.9 million.

K.     Accumulated Other Comprehensive Loss

The table below sets forth the changes to the components of accumulated other comprehensive loss for the nine months ended September 27, 2014 and September 28, 2013 (in millions):

	Currency translation adjustment and other	Unrealized (losses) gains on cash flow hedges, net of tax	Unrealized (losses) gains on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - December 28, 2013	$(70.5)	$(77.3)	$(76.8)	$(274.4)	$(499.0)
Other comprehensive (loss) income before reclassifications	$(321.6)	$13.6	$2.2	$7.6	$(298.2)
Reclassification adjustments to earnings	—	6.7	—	4.6	11.3
Net other comprehensive (loss) income	$(321.6)	$20.3	$2.2	$12.2	$(286.9)
Balance - September 27, 2014	$(392.1)	$(57.0)	$(74.6)	$(262.2)	$(785.9)

	Currency translation adjustment and other	Unrealized (losses) gains on cash flow hedges, net of tax	Unrealized (losses) gains on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - December 29, 2012	$29.4	$(93.5)	$(63.3)	$(260.6)	$(388.0)
Other comprehensive (loss) income before reclassifications	$(111.2)	$1.9	$3.1	$(1.2)	$(107.4)
Reclassification adjustments to earnings	—	9.0	—	5.4	14.4
Net other comprehensive (loss) income	$(111.2)	$10.9	$3.1	$4.2	$(93.0)
Balance - September 28, 2013	$(81.8)	$(82.6)	$(60.2)	$(256.4)	$(481.0)

The reclassifications out of accumulated other comprehensive loss for the nine months ended September 27, 2014 and September 28, 2013 were as follows (in millions):

Reclassifications from accumulated other comprehensive loss to earnings	2014	2013	Affected line item in Consolidated Statements of Operations And Comprehensive Income
Realized losses on cash flow hedges	$(12.1)	$(14.3)	Cost of sales
Tax effect	5.4	5.3	Income taxes on continuing operations
Realized losses on cash flow hedges, net of tax	$(6.7)	$(9.0)
Amortization of defined benefit pension items:
Actuarial losses	$(3.6)	$(4.7)	Cost of sales
Actuarial losses	(2.4)	(3.2)	Selling, general and administrative
Total before taxes	$(6.0)	$(7.9)
Tax effect	1.4	2.5	Income taxes on continuing operations
Amortization of defined benefit pension items, net of tax	$(4.6)	$(5.4)

L.     Net Periodic Benefit Cost — Defined Benefit Plans
Following are the components of net periodic benefit (income) cost for the three and nine months ended September 27, 2014 and September 28, 2013 (in millions:)

	Third Quarter
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
	2014	2013	2014	2013	2014	2013
Service cost	$2.3	$1.9	$3.3	$3.4	$0.3	$0.2
Interest cost	14.1	13.1	15.0	11.4	0.7	0.7
Expected return on plan assets	(18.1)	(16.3)	(15.4)	(10.5)	—	—
Amortization of prior service cost (credit)	0.2	0.2	0.1	—	(0.3)	(0.3)
Amortization of net loss (gain)	0.3	1.5	1.7	1.5	(0.1)	—
Curtailment gain	—	—	—	—	—	—
Net periodic benefit (income) cost	$(1.2)	$0.4	$4.7	$5.8	$0.6	$0.6

	Year-to-Date
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
	2014	2013	2014	2013	2014	2013
Service cost	$6.7	$5.8	$10.0	$10.4	$0.8	$0.6
Interest cost	42.3	39.4	45.1	33.3	2.0	1.9
Expected return on plan assets	(54.1)	(48.8)	(46.1)	(31.4)	—	—
Amortization of prior service cost (credit)	0.8	0.8	0.3	0.2	(1.0)	(1.0)
Amortization of net loss (gain)	0.7	4.3	5.3	3.8	(0.1)	—
Curtailment gain	—	—	—	(0.2)	—	—
Net periodic benefit (income) cost	$(3.6)	$1.5	$14.6	$16.1	$1.7	$1.5

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
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of the hierarchy levels (millions of dollars):

	Total Carrying Value	Level 1	Level 2
September 27, 2014:
Money market fund	$6.8	$6.8	$—
Derivative assets	$82.5	$—	$82.5
Derivative liabilities	$95.8	$—	$95.8
December 28, 2013:
Money market fund	$6.7	$6.7	$—
Derivative assets	$91.7	$—	$91.7
Derivative liabilities	$212.3	$—	$212.3
The Company had no financial assets or liabilities measured using Level 3 inputs, nor any significant non-recurring fair value measurements during 2014 and 2013.

The following table presents the carrying values and fair values of the Company's financial assets and liabilities, as well as the Company's debt, as of September 27, 2014 and December 28, 2013 (millions of dollars):

	September 27, 2014		December 28, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Other investments	$14.8	$14.9	$14.8	$14.7
Derivative assets	$82.5	$82.5	$91.7	$91.7
Derivative liabilities	$95.8	$95.8	$212.3	$212.3
Long-term debt, including current portion	$3,863.0	$4,253.7	$3,809.3	$3,889.4
The other investments relate to the West Coast Loading Corporation ("WCLC") trust and are considered Level 1 instruments within the fair value hierarchy. The long-term debt instruments are considered Level 2 instruments and are measured using a discounted cash flow analysis based on the Company’s marginal borrowing rates. The differences between the carrying values and fair values of long-term debt are attributable to the stated interest rates differing from the Company's marginal borrowing rates. The fair values of the Company's variable rate short-term borrowings approximate their carrying values at September 27, 2014 and December 28, 2013. The fair values of foreign currency and interest rate swap agreements, comprising the derivative assets and liabilities in the table above, are based on current settlement values.
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
Other-net is primarily comprised of intangible asset amortization expense, currency related gains or losses, environmental expense and merger and acquisition-related charges, primarily consisting of transaction costs. During the three and nine months ended September 27, 2014, Other-net included $0.4 million and $0.8 million in merger and acquisition-related costs, respectively. During the three and nine months ended September 28, 2013, Other-net included $1.5 million and $21.0 million in merger and acquisition-related costs, respectively.

O.     Restructuring Charges (Credits)
A summary of the restructuring reserve activity from December 28, 2013 to September 27, 2014 is as follows (in millions):

	December 28, 2013	Additions (Reversals), net	Usage	Currency	September 27, 2014
2014 Actions
Severance and related costs	$—	$5.1	$(3.1)	$(0.4)	$1.6
Facility closures	—	0.8	(0.4)	—	0.4
Subtotal 2014 actions	$—	$5.9	$(3.5)	$(0.4)	$2.0
Pre-2014 Actions
Severance and related costs	$172.2	$(11.3)	$(69.1)	$(4.5)	$87.3
Facility closures	21.6	(0.2)	(3.6)	(0.6)	17.2
Subtotal Pre-2014 actions	$193.8	$(11.5)	$(72.7)	$(5.1)	$104.5
Total	$193.8	$(5.6)	$(76.2)	$(5.5)	$106.5
For the nine months ended September 27, 2014, the Company recognized a net restructuring credit of $5.6 million. This amount reflects $5.1 million of net severance charges associated with the reduction of approximately 84 employees, which was more than offset by reversals of $11.3 million which represent the elimination of excess severance accruals due to changes in initial estimates relating to prior year actions. The Company also had net facility closure costs of $0.6 million.
For the three months ended September 27, 2014, the Company recognized a net restructuring credit of $0.2 million. This amount reflects $1.7 million of net severance charges associated with the reduction of approximately 52 employees in the third quarter of 2014, which was more than offset by reversals of $1.8 million which represent the elimination of excess severance accruals due to changes in initial estimates relating to prior year actions. The Company also had $0.1 million of net facility closure reserve reductions in the third quarter of 2014.
The majority of the $106.5 million of reserves remaining as of September 27, 2014 is expected to be utilized within the next 12 months.
Segments: The $5.6 million net restructuring credit for the nine months ended September 27, 2014 includes: $1.9 million of net reserve reductions pertaining to the CDIY segment; $1.0 million of net charges pertaining to the Industrial segment; $2.8 million of net reserve reductions pertaining to the Security segment; and $1.9 million of net reserve reductions pertaining to Corporate. The $0.2 million net restructuring credit for the three months ended September 27, 2014 includes: $0.3 million of net charges pertaining to the CDIY segment; $0.6 million of net charges pertaining to the Industrial segment; $0.3 million of net reserve reductions pertaining to the Security segment; and $0.8 million of net reserve reductions pertaining to Corporate.

P.	Income Taxes
The Company recognized income tax expense of $56.8 million and $177.3 million for the three and nine months ended September 27, 2014, respectively, resulting in effective tax rates of 19.1% and 22.0%, respectively. The effective tax rates differ from the U.S. statutory tax rate for the three and nine months ended September 27, 2014, primarily due to a portion of the Company’s earnings being realized in lower-taxed foreign jurisdictions, the reversal of valuation allowances for certain foreign net operating losses which have become realizable and a $29.9 million benefit relating to the reversal of foreign uncertain tax position reserves, largely due to statute expirations, and adjustments to existing reserves.
The Company recognized income tax expense of $17.3 million and $80.3 million for the three and nine months ended September 28, 2013, respectively, resulting in effective tax rates of 9.3% and, 15.1% respectively. The effective tax rates differ from the U.S. statutory tax rate for the three and nine months ended September 28, 2013, primarily due to a portion of the Company’s earnings being realized in lower-taxed foreign jurisdictions, the acceleration of certain tax credits resulting in a tax benefit of $18.5 million in the quarter, the recurring benefit of various foreign business integration structures and the reversal of certain foreign and U.S. state uncertain tax position reserves, related largely to statute expiration.
During the three months ended September 28, 2013, the Company completed the remaining material 2012 income tax return filings which included the final calculations of the tax gain on the HHI sale which took place in 2012. As a result of these tax return filings, the Company recorded an income tax benefit of approximately $17.2 million within discontinued operations related to finalization of the taxable gain on the HHI sale. Changes to the original tax gain were driven primarily by the determination of the final purchase price allocation and the finalization of the U.S. tax basis calculation, both of which were finalized in the quarter.
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
The Company utilizes segment profit, which is defined as net sales minus cost of sales and SG&A inclusive of the provision for doubtful accounts (aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, interest income, interest expense, other-net (inclusive of intangible asset amortization expense), restructuring, and income taxes. Refer to Note O, Restructuring Charges (Credits), for the amount of restructuring charges (credits) by segment. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and cost for certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Transactions between segments are not material. Segment assets primarily include cash, accounts receivable, inventory, other current assets, property, plant and equipment, intangible assets and other miscellaneous assets.

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

	Third Quarter		Year-to-Date
	2014	2013	2014	2013
NET SALES
CDIY	$1,453.5	$1,332.0	$4,062.9	$3,874.0
Industrial	866.2	825.9	2,607.4	2,421.3
Security	582.5	600.4	1,756.9	1,796.4
Total	$2,902.2	$2,758.3	$8,427.2	$8,091.7
SEGMENT PROFIT
CDIY	$239.7	$198.4	$627.0	$574.3
Industrial	136.2	114.6	416.8	321.6
Security	63.9	61.4	180.5	173.5
Segment profit	439.8	374.4	1,224.3	1,069.4
Corporate overhead	(39.9)	(56.4)	(121.5)	(179.1)
Other-net	(61.8)	(66.6)	(182.0)	(208.8)
Restructuring credits (charges)	0.2	(28.5)	5.6	(40.6)
Interest expense	(43.5)	(39.1)	(131.1)	(118.6)
Interest income	3.1	3.0	9.5	9.5
Earnings from continuing operations before income taxes	$297.9	$186.8	$804.8	$531.8
During the nine months ended September 27, 2014, the Company recorded a total of $1.3 million of merger and acquisition-related charges, which reduced segment gross profit, and an additional $1.6 million and $7.8 million for the three and nine months ended September 27, 2014, respectively, in SG&A primarily for integration costs associated with merger and acquisition-related activities. There were no merger and acquisition-related charges that impacted gross profit for the three months ended September 27, 2014. These charges reduced segment profit by $0.1 million in CDIY, $1.2 million in Industrial, and $0.3 million in Security for the three months ended September 27, 2014, and $0.7 million in CDIY, $4.6 million in Industrial, and $3.8 million in Security for the nine months ended September 27, 2014.
During the three and nine months ended September 28, 2013, the Company recorded a total of $5.1 million and $26.2 million, respectively, of merger and acquisition-related charges which reduced segment gross profit, and an additional $12.2 million and $30.9 million, respectively, in SG&A primarily for integration costs associated with merger and acquisition-related activities. These charges reduced segment profit by $3.1 million in CDIY, $2.3 million in Industrial, and $11.9 million in Security for the three months ended September 28, 2013, and $9.2 million in CDIY, $20.8 million in Industrial, and $27.1 million in Security for the nine months ended September 28, 2013.
Corporate overhead for the three and nine months ended September 27, 2014 includes $6.6 million and $12.1 million, respectively, of merger and acquisition-related charges pertaining primarily to integration and consulting costs, as well as employee-related matters. Corporate overhead for the three and nine months ended September 28, 2013 includes $19.9 million and $59.6 million, respectively, of charges pertaining primarily to merger and acquisition-related employee charges and integration costs.

The following table is a summary of total assets by segment as of September 27, 2014 and December 28, 2013:

	September 27, 2014	December 28, 2013
CDIY	$7,649.6	$7,357.9
Industrial	5,282.5	5,302.0
Security	4,302.1	4,495.6
	17,234.2	17,155.5
Discontinued Operations	4.7	10.1
Corporate assets	(505.1)	(630.5)
Consolidated	$16,733.8	$16,535.1
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
The Environmental Protection Agency (“EPA”) has asserted claims in federal court in Rhode Island against certain current and former affiliates of Black & Decker related to environmental contamination found at the Centredale Manor Restoration Project Superfund ("Centredale") site, located in North Providence, Rhode Island. The EPA has discovered a variety of contaminants at the site, including but not limited to, dioxins, polychlorinated biphenyls, and pesticides. The EPA alleges that Black & Decker and certain of its current and former affiliates are liable for site clean-up costs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as successors to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. Black & Decker and certain of its current and former affiliates contest the EPA's allegation that they are responsible for the contamination, and have asserted contribution claims, counterclaims and cross-claims against a number of other PRPs, including the federal government as well as insurance carriers. The EPA released its Record of Decision ("ROD") in September 2012, which identified and described the EPA's selected remedial alternative for the site. Black & Decker and certain of its current and former affiliates are contesting the EPA's selection of the remedial alternative set forth in the ROD, on the grounds that the EPA's actions were arbitrary and capricious and otherwise not in accordance with law, and have proposed other equally-protective, more cost-effective alternatives. On June 10, 2014, the EPA issued an Administrative Order under Sec. 106 of CERCLA, instructing Emhart

Industries, Inc. and Black & Decker to perform the remediation of Centredale pursuant to the ROD. Black & Decker and Emhart Industries, Inc. dispute the factual, legal and scientific bases cited by the EPA for such an Order and have provided EPA with numerous good-faith bases for Black & Decker’s and Emhart Industries, Inc.’s declination to comply with the Order at this time. Black & Decker and Emhart Industries, Inc. continue to vigorously litigate the issue of their liability for environmental conditions at the Centredale site. If either or both entities are found liable, the Company's estimated remediation costs related to the Centredale site (including the EPA’s past costs as well as costs of additional investigation, remediation, and related costs such as EPA’s oversight costs, less escrowed funds contributed by primary PRPs who have reached settlement agreements with the EPA), which the Company considers to be probable and reasonably estimable, range from approximately $68.1 million to $139.7 million, with no amount within that range representing a more likely outcome until such time as the litigation is resolved through judgment or compromise. The Company’s reserve for this environmental remediation matter of $68.1 million reflects the fact that the EPA considers Metro-Atlantic, Inc. to be a primary source of contamination at the site. As the specific nature of the environmental remediation activities that may be mandated by the EPA at this site have not yet been finally determined through the on-going litigation, the ultimate remedial costs associated with the site may vary from the amount accrued by the Company at September 27, 2014.
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
The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of September 27, 2014 and December 28, 2013 the Company had reserves of $178.8 million and $184.1 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2014 amount, $14.2 million is classified as current and $164.6 million as long-term which is expected to be paid over the estimated remediation period. As of September 27, 2014, the Company has recorded $21.6 million in other assets related to funding received by the EPA and placed in a trust in accordance with the final settlement with the EPA, embodied in a Consent Decree approved by the United States District Court for the Central District of California on July 3, 2013. Per the Consent Decree, Emhart Industries, Inc. (a dissolved, former indirectly wholly-owned subsidiary of The Black & Decker Corporation) (“Emhart”) has agreed to be responsible for an interim remedy at a site located in Rialto, California and formerly operated by West Coast Loading Corporation (“WCLC”), a defunct company for which Emhart was alleged to be liable as a successor. The remedy will be funded by (i) the amounts received from the EPA as gathered from multiple parties, and, to the extent necessary, (ii) Emhart's affiliate.  The interim remedy requires the construction of a water treatment facility and the filtering of ground water at or around the site for a period of approximately 30 years or more. Accordingly, as of September 27, 2014, the Company's cash obligation associated with the aforementioned remediation activities including WCLC is $157.2 million. The range of environmental remediation costs that is reasonably possible is $136.9 million to $270.3 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with policy.
The Company and 66 other companies comprise the Lower Passaic Cooperating Parties Group (the “CPG”) and are parties to a May 2007 Administrative Settlement Agreement and Order on Consent (“AOC”) with the EPA to perform a remedial investigation/feasibility study (“RI/FS”) of the lower seventeen miles of the Lower Passaic River in New Jersey (the “River”).  The Company’s potential liability stems from former operations in Newark, New Jersey.  As an interim step related to the 2007 AOC, the CPG voluntarily entered into an AOC on June 18, 2012 with the EPA for remediation actions focused solely at mile 10.9 of the River.  The Company’s estimated costs related to the RI/FS and focused remediation action at mile 10.9, based on an interim allocation, are included in environmental reserves as of September 27, 2014 and December 28, 2013.  On April 11, 2014, the EPA issued a Focused Feasibility Study (“FFS”) and proposed plan which addressed various early action remediation alternatives for the River.  The proposed plan describes the remedial alternatives considered to address contaminated sediments in the River and identifies the EPA’s preferred alternative - the removal of sediments bank to bank in the lower 8.3 miles of the River and constructing an engineered cap over the dredged area.  The preferred alternative would include the removal and disposal of 4.3 million cubic yards of sediment, would cost approximately $1.7 billion according to EPA’s estimate, and take 5 years to complete.  EPA has received public comment on the FFS and proposed plan which public comment period ended on August 20, 2014.  EPA’s final decision whether to adopt the proposed plan or a different alternative will be made after EPA has taken into consideration the public comments.  At this time, the Company cannot reasonably estimate its liability related to the remediation efforts, excluding the RI/FS and remediation actions at mile 10.9, as the RI/FS is ongoing, the ultimate remedial approach and associated cost has not yet been determined, and the parties that will participate in funding the remediation and their respective allocations are not yet known.
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

S.    Guarantees
The Company’s financial guarantees at September 27, 2014 are as follows:

(Millions of Dollars)	Term	Maximum Potential Payment	Carrying Amount of Liability
Guarantees on the residual values of leased properties	One to five years	$33.9	$—
Standby letters of credit	Up to three years	91.1	—
Commercial customer financing arrangements	Up to six years	35.3	12.9
Total		$160.3	$12.9
The Company has guaranteed a portion of the residual values of leased properties arising from its synthetic lease program. The lease guarantees are for an amount up to $33.9 million while the fair value of the underlying buildings is estimated at $38.6 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these guarantees.
The Company has issued $91.1 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs.
The Company provides various limited and full recourse guarantees to financial institutions that provide financing to Mac Tool distributors for their initial purchase of the inventory and trucks necessary to function as a distributor. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors. The gross amount guaranteed in these arrangements is $35.3 million and the $12.9 million carrying value of the guarantees issued is recorded in debt and other liabilities as appropriate in the Condensed Consolidated Balance Sheets.
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

The changes in the carrying amount of product and service warranties for the nine months ended September 27, 2014 and September 28, 2013 are as follows:

(Millions of Dollars)	2014	2013
Balance beginning of period	$121.8	$124.0
Warranties and guarantees issued	70.8	67.3
Warranty payments and currency	(79.6)	(71.0)
Balance end of period	$113.0	$120.3

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
BUSINESS OVERVIEW
Strategy

The Company is a diversified global provider of power and hand tools, products and services for various industrial applications, mechanical access solutions (i.e. automatic doors and commercial locking systems), and electronic security and monitoring systems. The Company is continuing to pursue a diversification strategy that involves industry, geographic and customer diversification to foster sustainable revenue, earnings and cash flow growth. The Company has developed key acquisition growth platforms within the Industrial and Security segments. Furthermore, two aspects of the Company's vision are to be a consolidator within the tool industry and to increase its presence in emerging markets, with a goal of ultimately generating greater than 20% of annual revenues from emerging markets. The Company has made investments in its organic growth initiatives in order to drive growth across all of its businesses, and anticipates the majority of acquisition-related investments being within the three growth platforms previously mentioned. During 2013, the Company elected to place a temporary moratorium on acquisitions to focus on its near-term priorities of operational improvement, deleveraging through improved credit metrics and returning capital to shareholders.

As mentioned previously, the Company has decided to intensify its focus on increasing organic growth, concentrated in five major areas during the next few years: (1) increase presence in emerging markets in the Power Tools, Hand Tools and Commercial Hardware mid-price point categories, (2) create a "smart" tools and storage market using radio frequency identification ("RFID") and real-time locating system ("RTLS") technology, (3) utilize technology to create differentiated solutions to satisfy vertical market demand for the electronic security business (focus on Banking, Retail, Healthcare & Education), (4) expand offshore oil and gas pipeline service revenue in the Company's Oil & Gas business, and (5) continue to identify and realize revenue synergies associated with several acquisitions and the Black & Decker Merger. From 2013 - 2015, the Company plans to invest approximately $150 million ($100 million of recurring operating expense and $50 million of capital) to support these initiatives. The Company expects that investment and achievement in these growth areas will generate approximately $850 million of incremental revenue and should increase its organic growth rate commensurately.

In the near-term, the Company is focused on improving the operating results of its Security business and improving the Company's operating leverage. In terms of capital allocation, the Company plans to return a significant amount of capital to shareholders through 2015 by extending its pause in strategic M&A activity, continued dividend growth, and repurchasing up to $1 billion in stock.

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
CDIY
The CDIY segment is comprised of the Professional Power Tool business, the Consumer Products Group, which includes outdoor products, the Hand Tools & Storage business, and the Fastening & Accessories business. Revenues in the CDIY segment were $4.063 billion for the first nine months of 2014, representing 48% of the Company’s total revenues.
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
Industrial
The Industrial segment is comprised of the Industrial and Automotive Repair ("IAR"), Engineered Fastening and Infrastructure businesses. Industrial segment revenues were $2.607 billion for the first nine months of 2014, representing 31% of the Company’s total revenues.
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
Security
The Security segment is comprised of the Convergent Security Solutions ("CSS") and Mechanical Access Solutions ("MAS") businesses. Revenues in the Security segment were $1.757 billion for the first nine months of 2014, representing 21% of the Company’s total revenues.
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
During the third quarter of 2013, the Company classified two small businesses within the Security and Industrial segments as held for sale based on management's intention to sell these businesses. The business within the Industrial segment was sold during the first quarter of 2014 and its operating results have been reported as discontinued operations through the date of the sale and for the three and nine months ended September 28, 2013. During the third quarter of 2014, the Company reached an agreement to sell the business within the Security segment and expects to close in the fourth quarter of 2014. The operating results of that business have been reported as discontinued operations for all periods presented.
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

Third Quarter and Year-to-Date 2014 Merger and Acquisition-Related Charges
The Company reported $8.4 million and $16.4 million in pre-tax charges in the third quarter and year-to-date 2014 periods, respectively, pertaining to merger and acquisition-related charges, which were comprised of the following:

•	$0.1 million and $1.5 million for the third quarter and year-to-date 2014 periods, respectively, reducing Gross Profit pertaining mainly to integration-related matters;

•	$8.1 million and $19.7 million for the third quarter and year-to-date 2014 periods, respectively, in SG&A primarily for integration-related administrative costs and consulting fees;

•	$0.4 million and $0.8 million for the third quarter and year-to-date 2014 periods, respectively, in Other, net primarily for deal transactions costs; and

•
$0.2 million and $5.6 million for the third quarter and year-to-date 2014 periods, respectively, in net restructuring credits primarily related to the elimination of excess severance accruals due to changes in initial estimates relating to prior year actions, partially offset by nominal severance and facility closure costs.

The tax effect on the above net charges during the third quarter of 2014 was $0.7 million, resulting in after-tax charges of $7.7 million, or $0.05 per diluted share. On a year-to-date basis, the tax effect on the above net charges was $3.2 million, resulting in after-tax charges of $19.6 million, or $0.13 per diluted share. The $3.2 million tax expense was primarily driven by a change in the estimated tax benefit recognized on certain charges during the fourth quarter of 2013.

Third Quarter and Year-to-Date 2013 Merger and Acquisition-Related Charges
The Company reported $67.2 million and $178.6 million in pre-tax charges in the third quarter and year-to-date 2013 periods, respectively, pertaining to merger and acquisition-related charges which were comprised of the following:

•
$5.3 million and $26.4 million for the third quarter and year-to-date 2013 periods, respectively, reducing Gross Profit pertaining mainly to integration-related matters and amortization of the inventory step-up adjustment for the Infastech acquisition;

•
$31.9 million and $90.3 million for the third quarter and year-to-date 2013 periods, respectively, in SG&A primarily for integration-related administrative costs and consulting fees, as well as employee related matters;

•	$1.5 million and $21.3 million for the third quarter and year-to-date 2013 periods, respectively, in Other, net predominately for deal transaction costs; and

•
$28.5 million and $40.6 million for the third quarter and year-to-date 2013 periods, respectively, in restructuring charges primarily for Niscayah-related restructuring charges and cost containment actions associated with the severance of employees, which were partially offset by a $44 million reversal in the second quarter of 2013 from the termination of a previously approved restructuring action due to a shifting political and economic landscape in certain European countries.

The tax effect on the above net charges during the third quarter of 2013 was $16.0 million, resulting in after-tax charges of $51.3 million, or $0.32 per diluted share. On a year-to-date basis, the tax effect on the above net charges was $50.0 million, resulting in after-tax charges of $128.6 million, or $0.81 per diluted share.
2014 Outlook
This outlook discussion is intended to provide broad insight into the Company’s near-term earnings and cash flow generation prospects. The Company has maintained the midpoint of the diluted earnings per share outlook and tightened the range to $5.40 to $5.46 ($5.52 to $5.58 excluding merger and acquisition-related charges). The Company has raised its expectation of free cash flow to approximately $800 million due primarily to lower one-time restructuring payments, improved working capital performance and slightly lower levels of capital expenditures.

RESULTS OF OPERATIONS
Net Sales: Net sales were $2.902 billion in the third quarter of 2014 compared to $2.758 billion in the third quarter of 2013, representing an increase of $143.9 million, or 5%. Overall, the increase was attributable to a 5% increase in volume and a 1% increase in price, partially offset by a 1% decrease due to foreign currency. The CDIY segment achieved 10% organic sales growth due to strong results in North America and Europe. In the Industrial segment, organic sales grew 5% compared to the third quarter of 2013 primarily due to higher volumes in the IAR and Engineered Fastening businesses. Net sales declined 3% in the Security segment as organic growth of 1% in North America and emerging markets was offset by a 7% organic decline in Europe due to continued lower installation and recurring revenues in various regions, most notably Southern Europe.

On a year-to-date basis, net sales totaled $8.427 billion, an increase of 4% compared to $8.092 billion for the first nine months of 2013. Organic sales and acquisitions (primarily Infastech) provided increases of 3% and 2%, respectively, while unfavorable effects of foreign currency fluctuations resulted in a 1% decrease. Organic sales growth of 3% in the first nine months of 2014 was mainly driven by CDIY, which achieved 5% organic growth due to higher volumes in North America and Europe, and the Industrial segment, which grew 4% organically as a result of strong performances across all businesses.
Gross Profit: Gross profit was $1.050 billion, or 36.2% of net sales, in the third quarter of 2014 compared to $987.6 million, or 35.8% of net sales, in the third quarter of 2013. Merger and acquisition-related charges, which reduced gross profit, were $0.1 million in the third quarter of 2014 and $5.3 million in the third quarter of 2013. Excluding these charges, gross profit was 36.2% of net sales in 2014 compared to 36.0% of net sales in the prior year. The increase in the profit rate reflects favorable impacts from volume, price, supply chain productivity and indirect cost management, which more than offset negative impacts from currency fluctuations and lower Security margins.

Year-to-date gross profit was $3.064 billion, or 36.4% of net sales, compared to $2.902 billion, or 35.9% of net sales, for the nine month periods ended September 27, 2014 and September 28, 2013, respectively. Merger and acquisition-related charges were $1.5 million in the first nine months of 2014 and $26.4 million in the first nine months of 2013. Excluding these charges, gross profit was 36.4% of net sales in 2014 and 36.2% of net sales in 2013. The increase in the profit rate year over year was driven by the same factors that impacted the third quarter profit rates described above.

SG&A Expenses: SG&A, inclusive of the provision for doubtful accounts, was $650.2 million, or 22.4% of net sales, in the third quarter of 2014 compared to $669.6 million, or 24.3% of net sales, in the third quarter of 2013. Within SG&A, merger and acquisition-related compensation costs and integration-related expenses totaled $8.1 million in the third quarter of 2014 and $31.9 million in the third quarter of 2013. Excluding these charges, SG&A was 22.1% of net sales in 2014 compared to 23.1% of net sales in the prior year. The decrease in the rate reflects the impacts of increased volume during the third quarter of 2014 as well as the positive impacts from the Company's effort to permanently reduce certain indirect expenses.

On a year-to-date basis, SG&A, inclusive of the provision for doubtful accounts, was $1.961 billion, or 23.3% of net sales, in 2014 compared to $2.012 billion, or 24.9% of net sales, in 2013. Excluding merger and acquisition-related costs and integration-related expenses of $19.7 million and $90.3 million during the first nine months of 2014 and 2013, respectively, SG&A was 23.0% and 23.7% of net sales, respectively. The decrease in the rate reflects the impacts of increased volume as well as the positive impacts from the Company's effort to permanently reduce certain indirect expenses.
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
Corporate Overhead: The corporate overhead element of SG&A, which is not allocated to the business segments, amounted to $39.9 million, or 1.4% of net sales, in the third quarter of 2014 compared to $56.4 million, or 2.0% of net sales, in the third quarter of 2013. Excluding merger and acquisition-related charges, the corporate overhead element of SG&A was $33.3 million, or 1.1% of net sales, in the third quarter of 2014 compared to $36.5 million, or 1.3% of net sales, in the third quarter of 2013. The decrease in the rate reflects the positive impacts from the Company's effort to permanently reduce certain indirect expenses.

On a year-to-date basis, the corporate overhead element of SG&A amounted to $121.5 million, or 1.4% of net sales, in 2014 compared to $179.1 million, or 2.2% of net sales, in the corresponding period of 2013. Excluding merger and acquisition-related charges, the corporate overhead element of SG&A was $109.4 million, or 1.3% of net sales, and $119.5 million, or 1.5% of net sales, for the first nine months of 2014 and 2013, respectively. The decrease in the rate reflects the positive impacts from the Company's effort to permanently reduce certain indirect expenses.

Other, net: Other, net expense amounted to $61.8 million in the third quarter of 2014 compared to $66.6 million in the third quarter of 2013. On a year-to-date basis, Other, net expense amounted to $182.0 million in 2014 compared to $208.8 million in 2013. These decreases were primarily driven by lower amortization expense and acquisition-related costs in 2014 as compared to 2013.
Interest, net: Net interest expense in the third quarter of 2014 was $40.4 million compared to $36.1 million in 2013. On a year-to-date basis, net interest expense was $121.6 million in 2014 as compared with $109.1 million in 2013. These increases in net interest expense were primarily attributable to the outstanding debt carrying higher interest rates during 2014 as compared to 2013.
Income Taxes: The Company recognized income tax expense of $56.8 million and $177.3 million for the three and nine months ended September 27, 2014, respectively, resulting in effective tax rates of 19.1% and 22.0%, respectively. The effective tax rates differ from the U.S. statutory tax rate for the three and nine months ended September 27, 2014, primarily due to a portion of the Company’s earnings being realized in lower-taxed foreign jurisdictions, the reversal of valuation allowances for certain foreign net operating losses which have become realizable and a $29.9 million benefit relating to the reversal of foreign uncertain tax position reserves, largely due to statute expirations, and adjustments to existing reserves.
The Company recognized income tax expense of $17.3 million and $80.3 million for the three and nine months ended September 28, 2013 resulting in effective tax rates of 9.3% and 15.1%, respectively. The effective tax rates differ from the U.S. statutory tax rate primarily due to a portion of the Company's earnings realized in lower-taxed foreign jurisdictions, the acceleration of certain tax credits resulting in a tax benefit of $18.5 million in the quarter, the recurring benefit of various foreign business integration structures and the reversal of certain foreign and U.S state uncertain tax position reserves, related largely to statute expiration.

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
CDIY:

	Third Quarter		Year-to-Date
(Millions of Dollars)	2014	2013	2014	2013
Net sales	$1,453.5	$1,332.0	$4,062.9	$3,874.0
Segment profit	$239.7	$198.4	$627.0	$574.3
% of Net sales	16.5%	14.9%	15.4%	14.8%
CDIY net sales increased $121.5 million, or 9%, in the third quarter of 2014 compared to the third quarter of 2013. The increase was driven by 12% organic growth in North America, which was mainly due to strong tool demand driven by new product introductions as well as expanded retail offerings and partnerships, and 11% organic growth in Europe, primarily due to continued market share gains from successful new product introductions and an expanded retail footprint. Emerging markets grew 2% organically despite persistent challenges in certain economic and political environments.
On a year-to-date basis, net sales increased $188.9 million, or 5%, in the first nine months of 2014 compared to the first nine months of 2013. Organic sales increased 5% primarily due to strong results in Europe and North America, which recovered from challenging weather conditions in the first half of 2014, as well as solid growth in emerging markets. Acquisitions contributed 1% of sales growth, which was offset by a 1% decline due to unfavorable changes in foreign currency.
Segment profit for the third quarter of 2014 was $239.7 million, or 16.5% of net sales, compared to $198.4 million, or 14.9% of net sales, in the third quarter of 2013. Excluding merger and acquisition-related charges of $0.1 million, segment profit totaled $239.8 million, or 16.5% of net sales, for the third quarter of 2014 compared to $201.5 million, or 15.1% of net sales, in the third quarter of 2013 (excluding $3.1 million in merger and acquisition-related charges). The increase in the segment profit rate was attributed to volume leverage, price, supply chain productivity and indirect cost management, which more than offset the negative impacts from foreign currency fluctuations.

Year-to-date segment profit for CDIY was $627.0 million, or 15.4% of net sales, compared to $574.3 million, or 14.8% of net sales, for the corresponding 2014 period. Excluding $0.7 million in merger and acquisition-related charges, segment profit amounted to $627.7 million, or 15.4% of net sales, in 2014 compared to $583.5 million, or 15.1% of net sales, in 2013 (excluding $9.2 million in merger and acquisition-related charges). The segment profit increase was primarily a result of the positive impacts during 2014 from volume, productivity and SG&A cost reductions, which more than offset the continued foreign currency pressures and carryover investments in organic growth initiatives.

Industrial:

	Third Quarter		Year-to-Date
(Millions of Dollars)	2014	2013	2014	2013
Net sales	$866.2	$825.9	$2,607.4	$2,421.3
Segment profit	$136.2	$114.6	$416.8	$321.6
% of Net sales	15.7%	13.9%	16.0%	13.3%
Industrial net sales increased $40.3 million, or 5%, in the third quarter of 2014 from $825.9 million in the third quarter of 2013. The increase was primarily driven by a 4% increase in volume and a 1% increase in price. The IAR business grew 7% organically due to strong volumes in North America and Europe. Engineered Fastening achieved organic growth of 5% driven primarily by strong global automotive revenues, particularly in the U.S. and Europe. Infrastructure organic sales declined 1% as solid hydraulic tools growth was offset by the expected slowdown in on-shore Oil and Gas activity and project delays due to the geopolitical situations in Russia, Ukraine and the Middle East.
On a year-to-date basis, net sales increased $186.1 million, or 8%, in the first nine months of 2014 compared to the first nine months of 2013. Acquisitions (primarily Infastech) contributed 4% of sales growth while organic sales increased 4% primarily due to higher volumes across all of the Industrial businesses. Price increased slightly year over year but was offset by currency headwinds.
Industrial segment profit for the third quarter of 2014 was $136.2 million, or 15.7% of net sales, compared to $114.6 million, or 13.9% of net sales, in the third quarter of 2013. Excluding $1.2 million in merger and acquisition-related charges, segment profit was $137.4 million, or 15.9% of net sales, in the third quarter of 2014 compared to $116.9 million, or 14.2% of net sales, in the third quarter of 2013 (excluding $2.3 million in merger and acquisition-related charges). The year over year increase in segment profit rate was primarily due to favorable volume leverage, price, supply chain productivity gains and SG&A cost controls, partially offset by negative impacts from foreign currency fluctuations.

Year-to-date segment profit for Industrial was $416.8 million, or 16.0% of net sales, compared to $321.6 million, or 13.3% of net sales, for the corresponding 2013 period. Excluding $4.6 million in merger and acquisition-related charges, segment profit amounted to $421.4 million, or 16.2% of net sales, in 2014 compared to $342.4 million, or 14.1% of net sales, in 2013 (excluding $20.8 million in merger and acquisition-related charges). The segment profit rate improved on a year-to-date basis primarily due to the same factors that impacted the third quarter.
Security:

	Third Quarter		Year-to-Date
(Millions of Dollars)	2014	2013	2014	2013
Net sales	$582.5	$600.4	$1,756.9	$1,796.4
Segment profit	$63.9	$61.4	$180.5	$173.5
% of Net sales	11.0%	10.2%	10.3%	9.7%
Security net sales decreased $17.9 million, or 3%, in the third quarter of 2014 from $600.4 million in the third quarter of 2013. The decrease was primarily due to a 2% decline in organic sales and a 1% decline from foreign currency fluctuations. Organic sales within North America and emerging markets increased 1% due primarily to performance within the commercial electronics and automatic doors businesses. Organic sales in Europe declined 7% due to continued lower installation and recurring revenues, most notably in the Southern region.
On a year-to-date basis, net sales decreased $39.5 million, or 2%, in the first nine months of 2014 compared to the first nine months of 2013. The decrease was driven by a 3% decline in volume, primarily due to lower installation and recurring revenues in Europe, partially offset by a 1% increase in price.
Segment profit for the third quarter of 2014 was $63.9 million, or 11.0% of net sales, compared to $61.4 million, or 10.2% of net sales, in the third quarter of 2013. Excluding merger and acquisition-related charges of $0.3 million, segment profit amounted to $64.2 million, or 11.0% of net sales, in the third quarter of 2014 compared to $73.3 million, or 12.2% of net sales, in the third quarter of 2013 (excluding $11.9 million in merger and acquisition-related charges). The year over year decrease in segment profit relates mainly to the impact of lower volumes, primarily in Europe, as well as project mix within North America. Southern Europe's results adversely impacted the year over year rate decline for the overall Security segment by approximately 70 basis points.

Year-to-date segment profit for Security was $180.5 million, or 10.3% of net sales, compared to $173.5 million, or 9.7% of net sales, for the corresponding 2013 period. Excluding $3.8 million in merger and acquisition-related charges, segment profit amounted to $184.3 million, or 10.5% of net sales, in 2014 compared to $200.6 million, or 11.2% of net sales, in 2013 (excluding $27.1 million in merger and acquisition-related charges). The decrease in segment profit rate was primarily attributable to installation field inefficiencies and lower volumes in the Security Europe business, which more than offset improved operating performance within North America and emerging markets.

RESTRUCTURING ACTIVITIES
A summary of the restructuring reserve activity from December 28, 2013 to September 27, 2014 is as follows (in millions):

	December 28, 2013	Additions (Reversals), net	Usage	Currency	September 27, 2014
2014 Actions
Severance and related costs	$—	$5.1	$(3.1)	$(0.4)	$1.6
Facility closures	—	0.8	(0.4)	—	0.4
Subtotal 2014 actions	$—	$5.9	$(3.5)	$(0.4)	$2.0
Pre-2014 Actions
Severance and related costs	$172.2	$(11.3)	$(69.1)	$(4.5)	$87.3
Facility closures	21.6	(0.2)	(3.6)	(0.6)	17.2
Subtotal Pre-2014 actions	$193.8	$(11.5)	$(72.7)	$(5.1)	$104.5
Total	$193.8	$(5.6)	$(76.2)	$(5.5)	$106.5
For the nine months ended September 27, 2014, the Company recognized a net restructuring credit of $5.6 million. This amount reflects $5.1 million of net severance charges associated with the reduction of approximately 84 employees, which was more than offset by reversals of $11.3 million which represent the elimination of excess severance accruals due to changes in initial estimates relating to prior year actions. The Company also had net facility closure costs of $0.6 million.
For the three months ended September 27, 2014, the Company recognized a net restructuring credit of $0.2 million. This amount reflects $1.7 million of net severance charges associated with the reduction of approximately 52 employees in the third quarter of 2014, which was more than offset by reversals of $1.8 million which represent the elimination of excess severance accruals due to changes in initial estimates relating to prior year actions. The Company also had $0.1 million of net facility closure reserve reductions in the third quarter of 2014.
The majority of the $106.5 million of reserves remaining as of September 27, 2014 is expected to be utilized within the next 12 months.
Segments: The $5.6 million net restructuring credit for the nine months ended September 27, 2014 includes: $1.9 million of net reserve reductions pertaining to the CDIY segment; $1.0 million of net charges pertaining to the Industrial segment; $2.8 million of net reserve reductions pertaining to the Security segment; and $1.9 million of net reserve reductions pertaining to Corporate. The $0.2 million net restructuring credit for the three months ended September 27, 2014 includes: $0.3 million of net charges pertaining to the CDIY segment; $0.6 million of net charges pertaining to the Industrial segment; $0.3 million of net reserve reductions pertaining to the Security segment; and $0.8 million of net reserve reductions pertaining to Corporate.

FINANCIAL CONDITION
Liquidity, Sources and Uses of Capital: The Company’s primary sources of liquidity are cash flows generated from operations and available lines of credit under various credit facilities. The Company's cash flows are presented on a consolidated basis and include cash flows from discontinued operations.
Operating Activities: Cash flow provided by operations was $249.1 million in the third quarter of 2014 and $99.6 million in the third quarter of 2013. Overall, operating cash flows were higher in the third quarter of 2014 primarily due to an increase in earnings, lower one-time payments and improvements in working capital (accounts receivable, inventory, accounts payable and deferred revenue), which was largely driven by a decrease in inventory purchases year over year.

Year-to-date cash flow provided by operations was $534.3 million in the first nine months of 2014 compared to $136.3 million in the corresponding period of 2013. The overall increase in operating cash flows in 2014 was primarily due to an increase in earnings and lower one-time payments, partially offset by increases in inventory balances due to higher year over year backlog predominantly in CDIY.

Free Cash Flow: Free cash inflow, as defined in the following table, was $188.9 million in the third quarter of 2014 compared to $10.9 million in the corresponding 2013 period. Free cash inflow on a year-to-date basis was $354.9 million in 2014 compared to an outflow of $109.0 million in 2013. Management considers free cash flow an important indicator of its liquidity, as well as its ability to fund future growth and provide a dividend to shareowners. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

	Third Quarter		Year-to-Date
(Millions of Dollars)	2014	2013	2014	2013
Net cash provided by operating activities	$249.1	$99.6	$534.3	$136.3
Less: capital expenditures	(60.2)	(88.7)	(179.4)	(245.3)
Free cash inflow (outflow)	$188.9	$10.9	$354.9	$(109.0)
Included in free cash flow are merger and acquisition-related charges and payments of $29.5 million and $116.1 million for the three and nine months ended September 27, 2014, respectively, and $65.6 million and $282.3 million for the three and nine months ended September 28, 2013, respectively.

Based on its potential to generate cash flow from operations on an annual basis and credit position at September 27, 2014, the Company believes over the long term it has the financial flexibility to deploy capital to its shareowners’ advantage through a combination of acquisitions, dividends and potential future share repurchases.

Investing Activities: Cash flow used in investing activities was $98.6 million in the third quarter of 2014 compared to $104.6 million in the third quarter of 2013. Year-to-date cash flow used in investing activities was $260.4 million and $1,085.2 million in the first nine months of 2014 and 2013, respectively. Cash outflows for business acquisitions were $926.6 million in the first nine months of 2013, primarily relating to the purchases of Infastech for $826.4 million, net of cash acquired, and GQ for $48.5 million, net of cash acquired. During the second quarter of 2013, the Company received $93.5 million in cash proceeds relating to the sale of the residential portion of the Tong Lung business. Capital and software expenditures were $60.2 million and $179.4 million for the three and nine months ended September 27, 2014, respectively, compared to $88.7 million and $245.3 million for the three and nine months ended September 28, 2013, respectively.

Financing Activities: Cash flow used in financing activities was $113.1 million in the third quarter of 2014 compared to $106.5 million in the third quarter of 2013. Year-to-date cash flow used in financing activities was $220.2 million in the first nine months of 2014 compared to net proceeds of $735.3 million in the first nine months of 2013. Net proceeds from short-term borrowings under the Company’s commercial paper program amounted to $33.8 million in 2014 compared to $1.2 billion in 2013. The higher borrowings in 2013 were primarily as a result of the Infastech acquisition. Cash proceeds from the issuances of common stock were $51.0 million and $138.7 million in the first nine months of 2014 and 2013, respectively. The Company paid $30.3 million related to the termination of interest rate swaps in February 2014. In January 2013, the Company elected to prepay the $350.0 million forward share purchase contract.
Credit Ratings & Liquidity:
The Company maintains strong investment grade credit ratings from the major U.S. rating agencies on its senior unsecured debt (average A-), as well as its short-term commercial paper borrowings. There have been no changes to any of the ratings during 2014.
The Company's debt capacity for its current ratings is impacted by the level of long (including current maturities) and short-term debt, as presented in its financial statements as well as other obligations that ratings agencies and fixed income investors deem to increase the level of financial burden on the Company. Those other obligations include, among other things, post-retirement benefits, as presented in its financial statements. Post-retirement benefit obligations, and thereby the Company's debt capacity and its credit rating, could potentially be impacted by significant reductions in interest rates and expected revisions to mortality tables in 2014, as well as any corrections in the equity markets.
Failure to maintain strong investment grade rating levels could adversely affect the Company’s cost of funds, liquidity and access to capital markets, but would not have an adverse effect on the Company’s ability to access committed credit facilities.
On December 3, 2013, the Company issued $400.0 million 5.75% fixed-to-floating rate junior subordinated debentures maturing December 15, 2053 (“2053 Junior Subordinated Debentures”) that bear interest at a fixed rate of 5.75% per annum, up to, but excluding December 15, 2018. From and including December 15, 2018, the 2053 Junior Subordinated Debentures will bear interest at an annual rate equal to three-month LIBOR plus 4.304%. The debentures subordination and long tenor provides significant credit protection measures for senior creditors and as a result, the debentures were awarded a 50% equity credit by S&P and Fitch, and a 25% equity credit by Moody's. The net proceeds of $392.0 million from the offering were primarily used to repay commercial paper borrowings.
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
The Company has a five year $1.5 billion committed credit facility (the “Credit Agreement”). Borrowings under the Credit Agreement may include U.S. Dollars up to the $1.5 billion commitment or in Euro or Pounds Sterling subject to a foreign currency sublimit of $400.0 million and bear interest at a floating rate dependent upon the denomination of the borrowing. Repayments must be made on June 27, 2018 or upon an earlier termination date of the Credit Agreement, at the election of the Company. In June 2014, the Company’s $500.0 million 364 day committed credit facility (the “Facility”) expired.  The Facility was designated to be part of a liquidity back-stop for the Company’s commercial paper program. Following an evaluation of the Company’s liquidity position, the Company elected not to negotiate a new 364 day committed credit facility.  The Company’s $2.0 billion commercial paper program is still backed by its $1.5 billion Credit Agreement. As of September 27, 2014, the Company has not drawn on the Credit Agreement.
Refer to Note H, Long-Term Debt and Financing Arrangements, and Note J, Equity Arrangements, in the Notes to (Unaudited) Condensed Consolidated Financial Statements for further discussion of the Company's financing arrangements.
Cash and cash equivalents totaled $487 million as of September 27, 2014, comprised of $48 million in the U.S. and $439 million in foreign jurisdictions. As of December 29, 2013, cash and cash equivalents totaled $496 million, comprised of $57 million in the U.S. and $439 million in foreign jurisdictions. Concurrent with the Black & Decker merger, the Company made a determination to repatriate certain legacy Black & Decker foreign earnings, on which U.S. income taxes had not previously been provided. As a result of this repatriation decision, the Company has recorded approximately $408.5 million and $418.8 million of associated deferred tax liabilities at September 27, 2014 and December 28, 2013, respectively. Current plans and liquidity requirements do not demonstrate a need to repatriate other foreign earnings. Accordingly, all other undistributed foreign earnings of the Company are considered to be permanently reinvested, or will be remitted substantially free of additional tax, consistent with the Company’s overall growth strategy internationally, including acquisitions and long-term financial objectives. No provision has been made for taxes that might be payable upon remittance of these undistributed foreign earnings. However, should management determine at a later point to repatriate additional foreign earnings, the Company would be required to accrue and pay taxes at that time.

OTHER MATTERS
Critical Accounting Estimates: There have been no significant changes in the Company’s critical accounting estimates during the third quarter of 2014. Refer to the “Other Matters” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended December 28, 2013 for a discussion of the Company’s critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no significant change in the Company’s exposure to market risk during the third quarter of 2014. Refer to the “Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended December 28, 2013 for further discussion.

ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the

Company’s Chairman and Chief Executive Officer and its Senior Vice President and Chief Financial Officer have concluded that, as of September 27, 2014, the Company’s disclosure controls and procedures are effective. There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CAUTIONARY STATEMENT
Under the Private Securities Litigation Reform Act of 1995
Statements in this Quarterly Report on Form 10-Q that are not historical, including but not limited to those regarding the Company’s ability to: (i) achieve full year 2014 diluted EPS of $5.40 to $5.46 ($5.52 to $5.58 excluding merger and acquisition-related charges); (ii) generate approximately $800 million of free cash flow for 2014; (iii) generate approximately $850 million of incremental revenue from its growth initiatives; and (iv) return up to $1 billion of capital to shareholders through 2015 and deliver a strong and growing dividend; (collectively, the “Results”) are “forward looking statements” and subject to risk and uncertainty.
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
The Company’s ability to deliver the Results is dependent, or based, upon: (i) the Company’s ability to execute its integration plans and achieve synergies primarily from the Infastech acquisition sufficient to generate $0.10 of EPS accretion in 2014; (ii) the Company’s ability to generate organic net sales increases of approximately 3-4% in 2014; (iii) the Company’s ability to continue to identify and execute upon sales opportunities to increase its CDIY, IAR and Security businesses in the emerging markets while minimizing associated costs; (iv) the Company’s ability to achieve a tax rate of approximately 21% in 2014; (v) the Company’s ability to hold margins in the Security business to a modest decrease for 2014; (vi) the Company’s ability to execute cost reduction actions and control indirect expenses; (vii) the Company’s ability to limit one-time restructuring charges to $25 million in 2014; (viii) full year 2014 operating margin currency impact of approximately $75 million; (ix) successful integration of acquisitions completed in 2012 and 2013, and any additional acquisitions completed during the year, as well as integration of existing businesses; (x) the continued acceptance of technologies used in the Company’s products and services; (xi) the Company’s ability to manage existing Sonitrol franchisee and Mac Tools relationships; (xii) the Company’s ability to minimize costs associated with any sale or discontinuance of a business or product line, including any severance, restructuring, legal or other costs; (xiii) the proceeds realized with respect to any business or product line disposals; (xiv) the extent of any asset impairments with respect to any businesses or product lines that are sold or discontinued; (xv) the success of the Company’s efforts to manage freight costs, steel and other commodity costs as well as capital expenditures; (xvi) the Company’s ability to sustain or increase prices in order to, among other things, offset or mitigate the impact of steel, freight, energy, non-ferrous commodity and other commodity costs and any inflation increases and/or currency impacts; (xvii) the Company’s ability to generate free cash flow and maintain a strong debt to capital ratio; (xviii) the Company’s ability to identify and effectively execute productivity improvements and cost reductions, while minimizing any associated restructuring charges; (xix) the Company’s ability to obtain favorable settlement of tax audits; (xx) the ability of the Company to generate earnings sufficient to realize future income tax benefits during periods when temporary differences become deductible; (xxi) the continued ability of the Company to access credit markets under satisfactory terms; (xxii) the Company’s ability to negotiate satisfactory price and payment terms under which the Company buys and sells goods, services, materials and products; (xxiii) the Company’s ability to successfully develop, market and achieve sales from new products and services; and (xxiv) the availability of cash to repurchase shares when conditions are right.
The Company’s ability to deliver the Results is also dependent upon: (i) the success of the Company’s marketing and sales efforts, including the ability to develop and market new and innovative products at the right price points in both existing and new markets; (ii) the ability of the Company to maintain or improve production rates in the Company’s manufacturing facilities, respond to significant changes in product demand and fulfill demand for new and existing products; (iii) the Company’s ability to continue improvements in working capital through effective management of accounts receivable and inventory levels; (iv) the ability to continue successfully managing and defending claims and litigation; (v) the success of the Company’s efforts to mitigate any adverse earnings impact resulting from, for example, increases in the cost of energy or significant Chinese Renminbi or other currency fluctuations ; (vi) the geographic distribution of the Company’s earnings; (vii) the commitment to and success of the Stanley Fulfillment System; and (viii) successful implementation with expected results of cost reduction programs.
The Company’s ability to achieve the Results will also be affected by external factors. These external factors include: challenging global geopolitical and macroeconomic environment; the economic environment in emerging markets, particularly Latin America, Russia and Turkey; pricing pressure and other changes within competitive markets; the continued consolidation of customers particularly in consumer channels; inventory management pressures on the Company’s customers; the impact the tightened credit markets may have on the Company or its customers or suppliers; the extent to which the Company has to write off accounts receivable or assets or experiences supply chain disruptions in connection with bankruptcy filings by customers or suppliers; increasing competition; changes in laws, regulations and policies that affect the Company, including, but not limited to trade, monetary, tax and fiscal policies and laws; the timing and extent of any inflation or deflation; the impact of poor weather conditions on sales;currency exchange fluctuations; the impact of dollar/foreign currency exchange and interest rates on the competitiveness of products and the Company’s debt program; the strength of the U.S. and European economies; the extent to which world-wide markets associated with homebuilding and remodeling stabilize and rebound; the impact of events that cause or may cause disruption in the Company’s supply, manufacturing, distribution and sales networks such as war, terrorist activities, and political unrest; and recessionary or expansive trends in the economies of the world in which the Company operates. The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date hereof.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors as disclosed in the Company’s Form 10-K for the year ended December 28, 2013 filed with the Securities and Exchange Commission on February 20, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 12, 1995, the Company filed a registration statement on Form S-8 (the "Registration Statement") to register 3,000,000 shares of its common stock for issuance under the Stanley Black & Decker Employee Stock Purchase Plan (formerly The Stanley Works Employee Stock Purchase Plan), as amended (the “Plan”).  Subsequently, on April 17, 1996, the Board of Directors of the Company declared a two-for-one common stock split (the “Stock Split”) effected by the distribution of one additional share of the Company's common stock (the “Common Stock”) for each share of Common Stock then outstanding. In connection with the Stock Split,  the number of shares authorized for issuance under the Plan increased from 3,000,000 to 6,000,000 in accordance with its terms.  The Company may not have effectively registered the additional shares of Common Stock available for issuance under the Plan as a result of the Stock Split.  On October 23, 2014, the Company filed a Post Effective Amendment to the Registration Statement to reflect that, as a result of the Stock Split, the number of shares of Common Stock registered for issuance under the Plan increased from 3,000,000 to 6,000,000.  The Company has always treated all shares issued under the Plan as outstanding for financial reporting purposes and the Company has always provided the participants in the Plan with the required information regardless of the number of shares of Common Stock covered by the Registration Statement.

Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended September 27, 2014:

2013	(a) Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Program	Maximum Number Of Shares That May Yet Be Purchased Under The Program
June 29 - August 2	12,047	$86.49	—	—
August 3 - August 30	—	—	—	—
August 31 - September 27	2,752	90.89	—	—
	14,799	$87.31	—	—

(a)
The shares of common stock in this column were deemed surrendered to the Company by participants in various benefit plans of the Company to satisfy the participants’ taxes related to vesting or delivery of time-vesting restricted share units under those plans.

On July 23, 2014, the Board of Directors approved a new repurchase of up to 25 million shares of the Company's common stock. In December 2012, upon executing an accelerated share repurchase contract, the Company received 9.3 million shares as well as an additional 1.6 million shares upon settlement of the contract in April 2013. In April 2013, the Company received 0.6 million shares upon settlement of the capped call options purchased in November 2012. For further detail on these transactions, refer to Note J, Capital Stock, in the Company's Form 10-K for the year ended December 28, 2013.

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

(101)
The following materials from Stanley Black & Decker Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 27, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 27, 2014 and September 28, 2013 (ii) Condensed Consolidated Balance Sheets at September 27, 2014 and December 28, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 27, 2014 and September 28, 2013, and (iv) Notes to (Unaudited) Condensed Consolidated Financial Statements**.

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

STANLEY BLACK & DECKER, INC.

Date:	October 23, 2014	By:	/s/ DONALD ALLAN, JR.
Donald Allan, Jr.
Senior Vice President and Chief Financial Officer