Form 10-K
period 2015-01-03
STANLEY BLACK & DECKER, INC.
filed 2015-02-19
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2015
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
Yes  ☐    No  ☑
As of June 27, 2014, the aggregate market values of voting common equity held by non-affiliates of the registrant was $13.8 billion based on the New York Stock Exchange closing price for such shares on that date. On February 4, 2015, the registrant had 157,405,928 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year are incorporated by reference in Part III of the Annual Report on Form 10-K.

FORM 10-K
PART I
ITEM 1. BUSINESS
General
Stanley Black & Decker, Inc. ("the Company") was founded in 1843 by Fredrick T. Stanley and incorporated in Connecticut in 1852. In March 2010, the Company completed a merger ("the Merger") with The Black & Decker Corporation (“Black & Decker”), a company founded by S. Duncan Black and Alonzo G. Decker and incorporated in Maryland in 1910. At that time, the Company changed its name from The Stanley Works ("Stanley") to Stanley Black & Decker, Inc. The Company is a diversified global provider of power and hand tools, products and services for various industrial applications, mechanical access solutions (i.e. automatic doors and commercial locking systems), and electronic security and monitoring systems with 2014 consolidated annual revenues of $11.3 billion. The Company is continuing to pursue a growth and acquisition strategy that involves industry, geographic and customer diversification to foster sustainable revenue, earnings and cash flow growth. The Company has developed key growth platforms within the Industrial and Security segments through acquisitions. Furthermore, two aspects of the Company's vision are to be a consolidator within the tool industry and to increase its presence in emerging markets, with a goal of ultimately generating greater than 20% of annual revenues from emerging markets. The Company has made investments in its organic growth initiatives in order to drive growth across all of its businesses, and anticipates the majority of acquisition-related investments being within the growth platforms previously mentioned. During 2013, the Company elected to place a moratorium on acquisitions to focus on its near-term priorities of operational improvement, deleveraging through improved credit metrics and returning capital to shareholders. The Company expects to resume acquisition activity in the second half of 2015 at the earliest. In 2014, approximately 49% of the Company’s annual revenues were generated in the United States, with the remainder largely from Europe (25%), emerging markets (17%) and Canada (5%).
Execution of the Company's strategy has resulted in approximately $6.2 billion of acquisitions since 2002 (excluding the Black & Decker merger) and increased brand investment, enabled by cash flow generation and increased debt capacity. The acquisition of Infastech for $826.4 million in February 2013, a 60% controlling share in Jiangsu Guoqiang Tools Co., Ltd. ("GQ") for a total purchase price of $48.5 million in May 2013, and the 2011 acquisition of Niscayah Group AB (“Niscayah”) for a total purchase price of $984.5 million exemplify this strategy. Infastech is a global manufacturer and distributor of specialty engineered fastening technology based in Hong Kong. The acquisition of Infastech adds to the Company's strong positioning in specialty engineered fastening, an industry with solid growth prospects particularly in the global electronics, industrial and automotive end markets, and has helped further expand the Company's global footprint with its strong concentration in fast-growing emerging markets. GQ is the #3 mid price point power tool manufacturer in China and complements the Company's existing power tools product offerings in the CDIY segment. Niscayah is one of the largest access control and surveillance solutions providers in Europe. The Niscayah acquisition expanded and complemented the Company's existing electronic security offerings and further diversifies the Company's operations and international presence. In addition to these acquisitions, in December 2012, the Company sold its Hardware & Home Improvement business ("HHI"), including the residential portion of Tong Lung, to Spectrum Brands Holdings, Inc. ("Spectrum") for approximately $1.4 billion in cash. The purchase and sale agreement stipulated that the sale occur in a First and Second Closing. The First Closing, which excluded the residential portion of the Tong Lung business, occurred on December 17, 2012 while the Second Closing, in which the residential portion of the Tong Lung business was sold, occurred on April 8, 2013. The Company also divested several smaller businesses in recent years that did not fit into its long-term strategic objectives. The operating results of these divested businesses have been reported as discontinued operations in the Consolidated Financial Statements. Refer to Note E, Acquisitions, and Note T, Discontinued Operations, of the Notes to Consolidated Financial Statements in Item 8 for further discussion.
At January 3, 2015, the Company employed approximately 50,400 people worldwide. The Company’s principal executive office is located at 1000 Stanley Drive, New Britain, Connecticut 06053 and its telephone number is (860) 225-5111.

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
CDIY
The CDIY segment is comprised of the Professional Power Tool business, the Consumer Products Group, which includes outdoor products, the Hand Tools & Storage business, and the Fastening & Accessories business. The segment sells its products to professional end users, distributors and retail consumers. The majority of sales are distributed through retailers, including home centers, mass merchants, hardware stores, and retail lumber yards. Annual revenues in the CDIY segment were $5.6 billion in 2014, representing 49% of the Company’s total revenues.
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
The Fastening and Accessories business sells cordless power tools, pneumatic tools and fasteners including nail guns, nails, staplers and staples, concrete and masonry anchors, as well as power tool accessories which include drill bits, router bits, abrasives and saw blades.
Industrial
The Industrial segment is comprised of the Industrial and Automotive Repair ("IAR"), Engineered Fastening and Infrastructure businesses. Annual revenues in the Industrial segment were $3.5 billion in 2014, representing 31% of the Company’s total revenues.
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
The Infrastructure business consists of the Oil & Gas and Hydraulics businesses. The Oil & Gas business sells and rents custom pipe handling, joint welding and coating equipment used in the construction of large and small diameter pipelines, and provides pipeline inspection services. The Hydraulics business sells hydraulic tools and accessories. The Infrastructure businesses sell to the oil and natural gas pipeline industry and other industrial customers. The products and services are primarily distributed through a direct sales force and, to a lesser extent, third party distributors.
Security
The Security segment is comprised of the Convergent Security Solutions ("CSS") and Mechanical Access Solutions ("MAS") businesses. Annual revenues in the Security segment were $2.3 billion in 2014, representing 20% of the Company’s total revenues.

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
The MAS business sells and installs automatic doors, commercial hardware, locking mechanisms, electronic keyless entry systems, keying systems, tubular and mortise door locksets. MAS sells to commercial customers primarily through independent distribution channels.
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
Major Customers
A significant portion of the Company’s CDIY products are sold to home centers and mass merchants in the U.S. and Europe. A consolidation of retailers both in North America and abroad has occurred over time. While this consolidation and the domestic and international expansion of these large retailers has provided the Company with opportunities for growth, the increasing size and importance of individual customers creates a certain degree of exposure to potential sales volume loss. As a result of the Company’s acquisition strategy, sales to U.S. home centers and mass merchants declined from a high of approximately 40% in 2002, to 15% before the Black & Decker merger. In 2014, sales to U.S. home centers and mass merchants were 19%. As acquisitions in the various growth platforms are made in future years, the proportion of sales to these valued U.S. home center and mass merchant customers is expected to continue to decrease to levels existing prior to the Black & Decker merger.

Working Capital
The Company continues to practice the operating disciplines encompassed by the Stanley Fulfillment System (“SFS”). SFS has five primary elements that work in concert: sales and operations planning, operational lean, complexity reduction, global supply management, and order-to-cash excellence. The Company develops standardized business processes and system platforms to reduce costs and provide scalability. SFS is instrumental in the reduction of working capital evidenced by the 56% improvement in working capital turns for the Company from 5.9 at the end of 2010 (excluding HHI) to 9.2 at the end of 2014. The continued efforts to deploy SFS across the entire Company and increase turns have created significant opportunities to generate incremental free cash flow. Going forward, the Company plans to further leverage SFS to generate ongoing improvements both in the existing business and future acquisitions in working capital turns, cycle times, complexity reduction and customer service levels, with a goal of ultimately achieving 10 working capital turns.
Raw Materials
The Company’s products are manufactured using ferrous and non-ferrous metals including, but not limited to steel, zinc, copper, brass, aluminum and nickel as well as resins. The Company also purchases components such as batteries, motors, and electronic components to use in manufacturing and assembly operations along with resin-based molded parts. The raw materials required are procured globally and available from multiple sources at competitive prices. As part of the Company's Enterprise Risk Management, the Company has implemented a supplier risk mitigation strategy in order to identify and address any potential supply disruption associated with commodities, components, finished goods and critical services. The Company does not anticipate difficulties in obtaining supplies for any raw materials or energy used in its production processes.

Backlog
Due to short order cycles and rapid inventory turnover primarily in the Company's CDIY and IAR businesses, backlog is generally not considered a significant indicator of future performance. At January 31, 2015, the Company had approximately $888 million in unfilled orders, which mainly relate to the Engineered Fastening and Security businesses. Substantially all of these orders are reasonably expected to be filled within the current fiscal year. As of February 1, 2014 and February 2, 2013, unfilled orders amounted to $948 million and $850 million, respectively.
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

The Company has numerous trademarks that are used in its businesses worldwide. In the CDIY segment, significant trademarks include STANLEY®, BLACK+DECKER®, DEWALT®, Porter-Cable®, Bostitch®, FatMax®, Powers®, Oldham®, Guaranteed Tough® and the yellow & black color scheme for power tools and accessories. Significant trademarks in the Industrial segment include STANLEY®, DEWALT®, CRC®, LaBounty®, Dubuis®, MAC®, MAC Tools®, Proto®, Vidmar®, Facom®, AeroScout®, Cribmaster®, Expert®, USAG™, SIDCHROME™, Lista®, POP®, Warren®, GRIPCO®, Avdel®, HeliCoil®, MasterFix®, Tucker®, NPR®, Dodge®, and Spiralock®. The Security segment includes significant trademarks such as STANLEY®, BEST®, Blick™, HSM®, Sargent & Greenleaf®, S&G®, SONITROL®, Niscayah®, Stanley Access Technologies™, AeroScout®, InnerSpace®, Hugs®, WanderGuard®, Roam Alert®, MyCall®, Arial® and Bed-Check®. The terms of these trademarks typically vary from 10 to 20 years, with most trademarks being renewable indefinitely for like terms.
Environmental Regulations
The Company is subject to various environmental laws and regulations in the U.S. and foreign countries where it has operations. Future laws and regulations are expected to be increasingly stringent and will likely increase the Company’s expenditures related to environmental matters.
In the normal course of business, the Company is involved in various legal proceedings relating to environmental issues. The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of January 3, 2015 and December 28, 2013, the Company had reserves of $177.3 million and $184.1 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2014 amount, $13.0 million is classified as current and $164.3 million as long-term, which is expected to be paid over the estimated remediation period. As of January 3, 2015, the Company has recorded $21.7 million in other assets related to funding by the Environmental Protection Agency ("EPA") and monies received have been placed in trust in accordance with the Consent Decree associated with the West Coast Loading Corporation ("WCLC") proceedings, as further discussed in Note S, Contingencies, of the Notes to Consolidated Financial Statements in Item 8. Accordingly, the Company's cash obligation as of January 3, 2015 associated with the aforementioned remediation activities is $155.6 million. The range of environmental remediation costs that is reasonably possible is $135.7 million to $268.9 million, which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with policy.
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

Employees
At January 3, 2015, the Company had approximately 50,400 employees, 13,131 of whom are employed in the U.S. Approximately 1,000 U.S. employees are covered by collective bargaining agreements negotiated with 21 different local labor unions who are, in turn, affiliated with approximately 6 different international labor unions. The majority of the Company’s hourly-paid and weekly-paid employees outside the U.S. are not covered by collective bargaining agreements. The Company’s labor agreements in the U.S. expire between 2015 and 2018. There have been no significant interruptions of the Company’s operations in recent years due to labor disputes. The Company believes that its relationship with its employees is good.
Research and Development Costs
Research and development costs, which are classified in SG&A, were $174.6 million, $170.7 million and $151.4 million for fiscal years 2014, 2013 and 2012, respectively.
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
The Company has certain significant customers, particularly home centers and major retailers, although no one customer represented more than 10% of consolidated net sales in 2014. However, the two largest customers comprised nearly 16% of net sales, with U.S. and international mass merchants and home centers collectively comprising approximately 23% of net sales. The loss or material reduction of business, the lack of success of sales initiatives, or changes in customer preferences or loyalties, for the Company’s products related to any such significant customer could have a material adverse impact on the Company’s results of operations and cash flows. In addition, the Company’s major customers are volume purchasers, a few of which are much larger than the Company and have strong bargaining power with suppliers. This limits the ability to recover cost increases through higher selling prices. Furthermore, unanticipated inventory adjustments by these customers can have a negative impact on sales.
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
The Company’s competitive advantage is due in part to its ability to develop and introduce new products in a timely manner at favorable margins. The uncertainties associated with developing and introducing new products, such as market demand and costs of development and production may impede the successful development and introduction of new products on a consistent basis. Introduction of new technology may result in higher costs to the Company than that of the technology replaced. That increase in costs, which may continue indefinitely or until and if increased demand and greater availability in the sources of the new technology drive down its cost could adversely affect the Company’s results of operations. Market acceptance of the new products introduced in recent years and scheduled for introduction in future years may not meet sales expectations due to various factors, such as the failure to accurately predict market demand, end-user preferences, and evolving industry standards. Moreover, the ultimate success and profitability of the new products may depend on the Company’s ability to resolve technical and technological challenges in a timely and cost-effective manner, and to achieve manufacturing efficiencies. The Company’s investments in productive capacity and commitments to fund advertising and product promotions in connection with these new products could erode profits if those expectations are not met.

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
The performance of the Company may suffer from business disruptions associated with information technology, cyber attacks, system implementations, or catastrophic losses affecting distribution centers and other infrastructure.
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
Despite efforts to prevent such situations, insurance policies and loss control and risk management practices that partially mitigate these risks, the Company’s systems may be affected by damage or interruption from, among other causes, power outages, system failures or computer viruses. Computer hardware and storage equipment that is integral to efficient operations, such as e-mail, telephone and other functionality, is concentrated in certain physical locations in the various continents in which the Company operates.
Further, security threats and sophisticated computer crime pose a potential risk to the security of the Company’s information technology systems, networks and services, as well as the confidentiality and integrity of the Company’s data. If the Company suffers a loss or disclosure of business or stakeholder information due to security breaches, and business continuity plans do not effectively address these issues on a timely basis, the Company may suffer interruptions in its ability to manage operations as well as reputational, competitive or business harm, which may adversely impact the Company’s results of operations and financial condition.
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
The Company generates approximately 25% of its revenues from Europe. Each of the Company’s segments generate sales from the European marketplace, with the sales activity being somewhat concentrated within France, the Nordic region, Germany and the UK. While the Company believes any downturn in the European marketplace would be offset to some degree by sales growth in emerging markets and relative stability in North America, the Company’s future growth, profitability and financial liquidity could be affected, in several ways, including but not limited to the following:

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
The Company manufactures and sells its products in many countries throughout the world. As a result, there is exposure to foreign currency risk as the Company enters into transactions and makes investments denominated in multiple currencies. The Company’s predominant exposures are in European, Canadian, British, Australian, Latin American, and Asian currencies, including the Chinese Renminbi (“RMB”) and the Taiwan Dollar. In preparing its financial statements, for foreign operations with functional currencies other than the U.S. dollar, asset and liability accounts are translated at current exchange rates, and income and expenses are translated using weighted-average exchange rates. With respect to the effects on translated earnings, if the U.S. dollar strengthens relative to local currencies, the Company’s earnings could be negatively impacted. In 2014, translational and transactional foreign currency fluctuations negatively impacted pre-tax earnings by approximately $85 million and diluted earnings per share by approximately $0.42. The translational and transactional impacts will vary over time and may be more material in the future. Although the Company utilizes risk management tools, including hedging, as it deems appropriate, to mitigate a portion of potential market fluctuations in foreign currencies, there can be no assurance that such measures will result in all market fluctuation exposure being eliminated. The Company does not make a practice of hedging its non-U.S. dollar earnings.
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
As described in Note H, Long-Term Debt and Financing Arrangements, of the Notes to Consolidated Financial Statements in Item 8, the Company has a five year $1.5 billion committed credit facility. No amounts were outstanding against this facility at January 3, 2015.
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

•
maintenance of a specified financial ratio. The Company has an interest coverage covenant that must be maintained to permit continued access to its committed revolving credit facilities. The interest coverage ratio tested for covenant compliance compares adjusted Earnings Before Interest, Taxes, Depreciation and Amortization to adjusted Interest Expense (“adjusted EBITDA”/”adjusted Interest Expense”); such adjustments to interest or EBITDA include, but are not limited to, removal of non-cash interest expense, certain restructuring and other merger and acquisition-related charges as well as stock-based compensation expense. The ratio required for compliance is 3.5 times EBITDA to 1.0 times Interest Expense and is computed quarterly, on a rolling twelve months (last twelve months) basis. Under this covenant definition, the interest coverage ratio was approximately 8 times EBITDA or higher in each of the 2014 quarterly measurement periods. Management does not believe it is reasonably likely the Company will breach this covenant. Failure to maintain this ratio could adversely affect further access to liquidity.

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
The Company’s acquisitions, as well as general business reorganizations, may result in significant costs and certain risks for its business and operations.
The Company has completed a number of acquisitions in recent years including, but not limited to, Infastech, a 60% controlling share in Jiangsu Guoqiang Tools ("GQ") and Niscayah. The Company may make additional acquisitions in the future.
Acquisitions involve a number of risks, including:

•	the failure to identify the most suitable candidates for acquisitions;

•	the anticipated additional revenues from the acquired companies do not materialize, despite extensive due diligence;

•	the possibility that the acquired companies will not be successfully integrated or that anticipated cost savings, synergies, or other benefits will not be realized;

•	the acquired businesses will lose market acceptance or profitability;

•	the diversion of Company management’s attention and other resources;

•	the incurrence of unexpected costs and liabilities, and;

•	the loss of key personnel and clients or customers of acquired companies.
In addition, the success of the Company’s long-term growth and repositioning strategy will depend in part on successful general reorganization including its ability to:

•	combine businesses and operations;

•	integrate departments, systems and procedures, and;

•	obtain cost savings and other efficiencies from such reorganizations.
Failure to effectively consummate or manage future acquisitions and general business reorganizations, and mitigate the related risks, may adversely affect the Company’s existing businesses and harm its operational results due to large write-offs, significant restructuring costs, contingent liabilities, substantial depreciation, adverse tax or other consequences. The Company cannot ensure that such integrations and reorganizations will be successfully completed or that all of the planned synergies and other benefits will be realized.

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
As a result of the Black and Decker merger and other acquisitions, the Company has $7.276 billion of goodwill, $1.593 billion of indefinite-lived trade names and $1.159 billion of definite-lived intangible assets at January 3, 2015. The Company is required to periodically, at least annually, determine if its goodwill or indefinite-lived trade names have become impaired, in which case it would write down the impaired portion of the intangible asset. The definite-lived intangible assets, including customer relationships, are amortized over their estimated useful lives; such assets are also evaluated for impairment when appropriate. Impairment of intangible assets may be triggered by developments outside of the Company’s control, such as worsening economic conditions, technological change, intensified competition or other factors resulting in deleterious consequences.
If the investments in employee benefit plans do not perform as expected, the Company may have to contribute additional amounts to these plans, which would otherwise be available to cover operating expenses or other business purposes.
The Company sponsors pension and other post-retirement defined benefit plans. The Company’s defined benefit plan assets are currently invested in equity securities, government and corporate bonds and other fixed income securities, money market instruments and insurance contracts. The Company’s funding policy is generally to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with applicable law which require, among other things, that the Company make cash contributions to under-funded pension plans. During 2014, the Company made cash contributions to its defined benefit plans of $155 million and it expects to contribute $94 million to its defined benefit plans in 2015.
There can be no assurance that the value of the defined benefit plan assets, or the investment returns on those plan assets, will be sufficient in the future. It is therefore possible that the Company may be required to make higher cash contributions to the plans in future years which would reduce the cash available for other business purposes, and that the Company will have to recognize a significant pension liability adjustment which would decrease the net assets of the Company and result in higher expense in future years. The fair value of these assets at January 3, 2015 was $2.290 billion.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of January 3, 2015, the Company and its subsidiaries owned or leased significant facilities used for manufacturing, distribution and sales offices in 20 states and 16 foreign countries. The Company leases its corporate headquarters in New Britain, Connecticut. The Company has 78 other facilities that are larger than 100,000 square feet. These facilities are broken out by segment as follows:

	Owned	Leased	Total
CDIY	29	14	43
Industrial	21	6	27
Security	5	3	8
Total	55	23	78
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
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is listed and traded on the New York Stock Exchange, Inc. (“NYSE”) under the abbreviated ticker symbol “SWK”, and is a component of the Standard & Poor’s (“S&P”) 500 Composite Stock Price Index. The Company’s high and low quarterly stock prices on the NYSE for the years ended January 3, 2015 and December 28, 2013 follow:

	2014			2013
	High	Low	Dividend Per Common Share	High	Low	Dividend Per Common Share
QUARTER:
First	$83.04	$75.64	$0.50	$81.61	$73.97	$0.49
Second	$89.02	$77.58	$0.50	$81.84	$74.36	$0.49
Third	$93.46	$85.01	$0.52	$91.50	$77.78	$0.50
Fourth	$97.36	$81.31	$0.52	$92.36	$74.37	$0.50
Total			$2.04			$1.98
As of February 4, 2015, there were 10,911 holders of record of the Company’s common stock. Information required by Item 201(d) of Regulation S-K concerning securities authorized for issuance under equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K.
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
Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the three months ended January 3, 2015:

2014	(a) Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Plan or Program	Maximum Number Of Shares That May Yet Be Purchased Under The Program
September 28 - November 1	2,427	$82.53	—	—
November 2 - November 29	—	$—	—	—
November 30 - January 3	78,967	$95.15	—	—
Total	81,394	$94.77	—	—

(a)
The shares of common stock in this column were deemed surrendered to the Company by participants in various benefit plans of the Company to satisfy the participants’ taxes related to vesting or delivery of time-vesting restricted share units under those plans.

On July 23, 2014, the Board of Directors approved a new repurchase of up to 25 million shares of the Company's common stock, of which all remain authorized for repurchase as of January 3, 2015. Furthermore, approximately 1.6 million shares are reserved for purchase in connection with the forward share purchase contract entered into in the fourth quarter of 2014. The contract obligates the Company to pay $150.0 million, plus an additional amount related to the forward component of the contract, to the financial institution counterparty not later than October 2016, or earlier at the Company's option. Refer to Note J, Capital Stock for further discussion.

ITEM 6. SELECTED FINANCIAL DATA
The Black & Decker merger and other significant acquisitions made by the Company during the five-year period presented below affect comparability of results. Refer to Note E, Acquisitions, of the Notes to Consolidated Financial Statements for further information. Additionally, as detailed in Note T, Discontinued Operations, of the Notes to Consolidated Financial Statements, and prior year 10-K filings, the results in 2010 through 2014 were recast for certain discontinued operations for comparability (in millions, except per share amounts):

	2014 (a)	2013 (b)	2012 (c)	2011 (d)	2010 (e)
Continuing Operations:
Net sales	$11,339	$10,890	$10,022	$9,332	$7,438
Net earnings from continuing operations attributable to common shareowners	$857	$520	$458	$612	$151
Net (loss) earnings from discontinued operations	$(96)	$(30)	$426	$63	$47
Net earnings attributable to common shareowners	$761	$490	$884	$675	$198
Basic earnings (loss) per share:
Continuing operations	$5.49	$3.35	$2.81	$3.69	$1.03
Discontinued operations (f)	$(0.62)	$(0.19)	$2.61	$0.38	$0.32
Total basic earnings per share	$4.87	$3.16	$5.41	$4.06	$1.34
Diluted earnings (loss) per share:
Continuing operations	$5.37	$3.28	$2.75	$3.60	$1.01
Discontinued operations (f)	$(0.60)	$(0.19)	$2.55	$0.37	$0.31
Total diluted earnings per share	$4.76	$3.09	$5.30	$3.97	$1.32
Percent of net sales (Continuing operations):
Cost of sales	63.8%	64.2%	63.5%	63.1%	64.1%
Selling, general and administrative (g)	22.9%	24.7%	24.7%	25.2%	26.7%
Other-net	2.1%	2.6%	3.0%	2.7%	2.5%
Interest, net	1.4%	1.4%	1.3%	1.2%	1.4%
Earnings before income taxes	9.6%	5.4%	5.3%	7.1%	2.3%
Net earnings from continuing operations attributable to common shareowners	7.6%	4.8%	4.6%	6.6%	2.0%
Balance sheet data:
Total assets	$15,849	$16,535	$15,844	$15,949	$15,139
Long-term debt	$3,840	$3,799	$3,527	$2,926	$3,018
Stanley Black & Decker, Inc.’s Shareowners’ Equity	$6,429	$6,799	$6,667	$7,004	$7,017
Ratios:
Total debt to total capital	37.4%	38.2%	34.7%	33.0%	32.9%
Income tax rate — continuing operations	20.9%	11.7%	14.2%	8.2%	11.0%
Common stock data:
Dividends per share	$2.04	$1.98	$1.80	$1.64	$1.34
Equity per share at year-end	$41.34	$43.73	$43.19	$42.84	$42.18
Market price per share — high	$97.36	$92.36	$81.34	$77.29	$67.29
Market price per share — low	$75.64	$73.97	$59.25	$47.83	$49.58
Average shares outstanding (in 000’s):
Basic	156,090	155,237	163,067	165,832	147,224
Diluted	159,737	158,776	166,701	170,105	150,167
Other information:
Average number of employees	50,375	49,445	45,327	44,309	36,939
Shareowners of record at end of year	10,932	11,235	11,285	11,643	11,964

(a)
The Company's 2014 results include $54 million of pre-tax charges related to merger and acquisition-related charges. As a result of these charges, net earnings attributable to common shareowners were reduced by $49 million (or $0.30 per diluted share). As a percentage of Net sales, Cost of sales was 2 basis points higher, Selling, general & administrative was 28 basis points higher, Other-net was 2 basis points higher, Earnings before income taxes was 48 basis points lower, and Net earnings attributable to common shareowners was 43 basis points lower. The Income tax rate — continuing operations ratio was 53 basis points higher.

(b)
The Company's 2013 results include $390 million of pre-tax charges related to merger and acquisition-related charges, as well as the charges associated with the extinguishment of debt during the fourth quarter of 2013. As a result of these charges, net earnings attributable to common shareowners were reduced by $270 million (or $1.70 per diluted share). As a percentage of Net sales, Cost of sales was 27 basis points higher, Selling, general & administrative was 125 basis points higher, Other-net was 47 basis points higher, Earnings before income taxes was 358 basis points lower, and Net earnings attributable to common shareowners was 248 basis points lower. The Income tax rate — continuing operations ratio was 761 basis points lower.

(c)
The Company's 2012 results include $442 million of pre-tax charges related to merger and acquisition-related charges, the charges associated with the $200 million in cost actions implemented in 2012, as well as the charges associated with the extinguishment of debt during the third quarter of 2012. As a result of these charges, net earnings attributable to common shareowners were reduced by $329 million (or $1.97 per diluted share). As a percentage of Net Sales, Cost of sales was 30 basis points higher, Selling, general & administrative was 138 basis points higher, Other-net was 53 basis points higher, Earnings before income taxes was 441 basis points lower, and Net earnings attributable to common shareowners was 328 basis points lower. The Income tax rate — continuing operations ratio was 514 basis points lower. During 2012, the Company recognized an income tax benefit attributable to the settlement of certain tax contingencies of $49 million, or $0.29 per diluted share.

(d)
The Company’s 2011 results include $227 million of pre-tax merger and acquisition-related charges incurred in connection with the Black & Decker merger and other acquisition activities, such as Niscayah. These charges include facility closure-related charges, employee related matters, including severance costs, transaction and integration costs. As a result of these charges, net earnings attributable to common shareowners were reduced by $180 million (or $1.06 per diluted share). As a percentage of Net sales, Cost of sales was 23 basis points higher, Selling, general & administrative was 105 basis points higher, Other-net was 52 basis points higher, Earnings before income taxes was 243 basis points lower, and Net earnings attributable to common shareowners was 193 basis points lower. The Income tax rate — continuing operations ratio was 321 basis points lower. During 2011, the Company recognized an income tax benefit attributable to the settlement of certain tax contingencies of $73 million, or $0.43 per diluted share.

(e)
The Company’s Consolidated Financial Statements include Black & Decker’s results of operations and cash flows from March 13, 2010. The Company’s 2010 results include $478 million of pre-tax merger and acquisition-related charges incurred in connection with the Merger. Such charges include amortization of inventory step-up, facility closure-related charges, certain executive compensation and severance costs, transaction and integration costs, partially offset by pension curtailment gains. As a result of these charges, Net earnings attributable to common shareowners were reduced by $380 million (or $2.53 per diluted share). As a percentage of Net sales, Cost of sales was 196 basis points higher, Selling, general & administrative was 110 basis points higher, Other-net was 49 basis points higher, Earnings before income taxes was 643 basis points lower, and Net earnings attributable to common shareowners was 511 basis points lower. The Income tax rate — continuing operations ratio was 700 basis points lower. In the second quarter of 2010, the Company recognized an income tax benefit attributable to the settlement of certain tax contingencies of $36 million, or $0.21 per diluted share.

(f)
Amounts in 2014 reflect a $96 million loss, or $0.60 per diluted share, associated with the Security segment’s Spain and Italy operations (“Security Spain and Italy”) that were classified as held for sale in the fourth quarter of 2014 and two small businesses that were divested in 2014. Amounts in 2013 reflect a $30 million loss, or $0.19 per diluted share, associated with Security Spain and Italy, HHI, and two small businesses that were divested in 2014. Amounts in 2012 reflect earnings of $426 million, or $2.55 per diluted share, related to Security Spain and Italy as well as HHI, partially offset by losses associated with two small businesses previously discussed. The net (loss) earnings from discontinued operations in 2013 and 2012 include net gains related to the HHI sale of $4.7 million and $358.9 million, respectively. Refer to Note T, Discontinued Operations, of the Notes to Consolidated Financial Statements in Item 8 for further information. Amounts in 2011 reflect earnings of $63 million (or $0.37 per diluted share) related to Security Spain and Italy, HHI, two small businesses divested in 2014, and three small businesses divested during 2011. Amounts in 2010 reflect earnings of $47 million (or $0.31 per diluted share) primarily related to HHI, two small businesses divested in 2014, and three small businesses divested during 2011.

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
Strategic Objectives
The Company has maintained a consistent strategic framework over time:

•	Maintaining portfolio transition momentum by continuing diversification toward higher growth, higher profit businesses, and increasing relative weighting of emerging markets;

•	Being selective and operating in markets where brand is meaningful, the value proposition is definable and sustainable through innovation and global cost leadership is achievable;

•
Pursuing acquisitive growth on multiple fronts through opportunistically consolidating the tool industry, building on existing growth platforms such as engineered fastening and infrastructure, and opportunistically adding to security when the conditions are right;

•	Accelerating progress via the Stanley Fulfillment System.
In 2012, the Company intensified its focus on organic growth in order to achieve its long-term objective of 4-6% organic growth. Stanley's strategy involves industry, geographic and customer diversification, in order to pursue sustainable revenue, earnings and cash flow growth.
Two aspects of the Company’s vision are to be a consolidator within the tool industry and to increase its presence in emerging markets, with a goal of ultimately generating greater than 20% of annual revenues from emerging markets. These objectives have been significantly enhanced by the Black & Decker merger, which along with the impact from the Company’s diversification strategy has driven continued improvements in financial performance. Sales outside the U.S. represented 51% of total net sales in 2014, up from 29% in 2002. As further illustration of the Company's diversification strategy, 2014 sales to U.S. and international home centers and mass merchants were approximately 23%, including nearly 16% in sales to the Company’s two largest customers, which is down from 31% in 2010, including 20% in sales to the Company's two largest customers. As operations in the various growth platforms within the Industrial and Security segments continue to expand in future years, the proportion of sales to these valued U.S. and international home centers and mass merchants is expected to continue to decrease although they will remain important and highly valued customers.
Execution of the above strategy has resulted in approximately $6.2 billion of acquisitions since 2002 (aside from the Black & Decker merger), several divestitures (including the sale of HHI in December 2012), increased brand investment, improved efficiency in the supply chain and manufacturing operation, and enhanced investments in organic growth, enabled by cash flow generation and increased debt capacity. Over the last decade, the Company has returned approximately 50% of normalized free cash flow to its shareowners.

The Company’s long-term financial objectives are:

•	4-6% organic revenue growth; 10-12% total revenue growth;

•	Double-digit earnings per share growth;

•	Free cash flow greater than or equal to net income;

•	Cash flow return on investment (CFROI) of 12-15%;

•	Continued dividend growth; and

•	Strong investment grade credit rating.
The Company’s long-term capital allocation objectives pertaining to the deployment of free cash flow, defined as operating cash flow less capital expenditures, are:

•	Invest approximately 50% in acquisitions; and

•	Return approximately 50% to shareowners, as the Company remains committed to continued dividend growth and opportunistic share buybacks.
As mentioned previously, the Company has intensified its focus on increasing organic growth, concentrated in five major areas during the next few years: (1) increase presence in emerging markets in the Power Tools, Hand Tools and Commercial Hardware mid-price point categories, (2) create a "smart" tools and storage market using radio frequency identification ("RFID") and real-time locating system ("RTLS") technology, (3) utilize technology to create differentiated solutions to satisfy vertical market demand for the electronic security business (focus on Banking, Retail, Healthcare & Education), (4) expand offshore oil and gas pipeline service revenue in the Company's Oil & Gas business, and (5) continue to identify and realize revenue synergies associated with several acquisitions and the Black & Decker Merger.
In terms of capital allocation, the Company plans to return a significant amount of capital to shareholders by continuing its pause in strategic merger and acquisition activity (possibly commencing small bolt on acquisitions in the latter half of 2015), continued dividend growth, and reducing its basic share count by the share equivalent of up to $1 billion worth of shares by the end of 2015.  The Company expects the impact of its share repurchase activities to include the efficient use of equity derivatives to reduce and manage the timing of the capital requirements of this program which could result in cash settlement through 2017.
The following represents recent examples of executing on the Company's strategic objectives:
2013 Acquisitions
In May 2013, the Company purchased a 60% controlling share in Jiangsu Guoqiang Tools Co., Ltd. ("GQ") for a total purchase price of $48.5 million, net of cash acquired. GQ is a manufacturer and seller of power tools, armatures and stators in both domestic and foreign markets. The acquisition of GQ complements the Company's existing power tools product offerings and further diversifies the Company's operations and international presence. This acquisition will allow the Company to accelerate its emerging market mid-price point product strategy. GQ is headquartered in Qidong, China and has been consolidated into the Company's CDIY segment.
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
2012 Acquisitions
In August 2012, the Company acquired an 89% controlling share of Tong Lung Metal Industry ("Tong Lung") for $102.8 million, net of cash acquired, and assumed $20.0 million of short-term debt. The remaining outstanding shares of Tong Lung were purchased in January 2013 for approximately $12.0 million. Tong Lung manufactures and sells commercial and residential locksets. The residential portion of the business was part of the December 2012 sale of HHI and closed in April 2013, as discussed below. The commercial portion of Tong Lung was retained by the Company and is included within the Security segment and enhances the manufacturing footprint of the Company's mechanical lock business.

In June 2012, the Company acquired AeroScout for $238.8 million, net of cash acquired. AeroScout is the market leader in Real-Time Location Systems ("RTLS") for healthcare and certain industrial markets and has been integrated into the Security and Industrial segments. This acquisition will be integral in enhancing the Company's technology offerings to many customers.
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
HHI and Tong Lung Residential Divestiture
In December 2012, the Company sold HHI to Spectrum for approximately $1.4 billion in cash. HHI is a provider of residential locksets, residential builders hardware and plumbing products marketed under the Kwikset, Weiser, Baldwin, Stanley, National and Pfister brands. The majority of the HHI business was part of the Company's Security segment, while the remainder was part of the Company's CDIY segment. The divestiture of the HHI business is part of the continued diversification of the Company's revenue streams and geographic footprint consistent with the Company's strategic framework.
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

During 2013, the Company completed the 2012 income tax return filings which included the final calculations of the tax gain on HHI sale which took place in 2012. As a result of these tax return filings, the Company recorded an income tax benefit of approximately $19.1 million within discontinued operations related to finalization of the taxable gain on the HHI sale. Changes to the original tax gain were driven primarily by the determination of the final purchase price allocation and the finalization of the U.S. tax basis calculation, both of which were finalized during 2013.
The net proceeds from this divestiture were used to repurchase $850 million of the Company's common stock and for debt reduction, to ensure the Company's leverage ratios remain in its target range.

Refer to Note E, Acquisitions, and Note T, Discontinued Operations, for further discussion of the Company's acquisitions and divestitures.
Driving Further Profitable Growth Within Existing Platforms
While diversifying the business portfolio through expansion in the Company’s specified growth platforms is important, management recognizes that the branded tool and storage product offerings in the CDIY and Industrial segment businesses are important foundations of the Company that continue to provide strong cash flow and growth prospects. Management is committed to growing these businesses through innovative product development, as evidenced by CDIY's success with leveraging brushless motor technology on DEWALT cordless application, BLACK+DECKER AutoSense Drill Driver and STANLEY TLM99 Laser Distance Measurer, which works in conjunction with the STANLEY Floor Plan smartphone app.  Brand support, continued investment in emerging markets and a sharp focus on global cost-competitiveness are all expected to foster vitality over the long term. The Company’s IAR business within the Industrial segment continues to reap benefits from its vertical integration of hand and power tools used for industrial and automotive repair purposes as well as advanced industrial storage solutions.
Furthermore, the CDIY and IAR businesses have benefited greatly from the Company's powerful family of brands, global scale and breadth of products across power and hand tools, storage and accessories. These businesses have also recently begun to realize benefits from the Company's diverse channel access across the spectrum of construction, DIY, industrial and automotive repair markets. As noted above, management believes that these businesses represent important foundations of the Company that will continue to provide strong cash flow and future growth. As a result, the Company made the decision in the first quarter of 2015 to combine the complementary elements of the CDIY and IAR businesses into one Tools and Storage business with revenues totaling approximately $7 billion. The combination of these two businesses is consistent with the Company's strategy to continue to gain market share and consolidate the tool industry. This combination will result in a change to the composition of the Company's reportable segments beginning in the first quarter of 2015.
Continuing to Invest in the Stanley Black & Decker Brands
The Company has a strong portfolio of brands associated with high-quality products including STANLEY®, BLACK+DECKER®, DEWALT®, Porter-Cable®, Bostitch®, Proto®, MAC®, Facom®, AeroScout®, Powers®, LISTA®, SIDCHROME®, Vidmar®, SONITROL®, and GQ®. The STANLEY®, BLACK+DECKER® and DEWALT® brands are recognized as three of the world's great brands and are amongst the Company's most valuable assets. Sustained brand support has yielded a steady improvement across the spectrum of brand awareness measures, most notably in unaided Stanley hand tool brand awareness. During 2014, the STANLEY® and DEWALT® brands had prominent signage at nine major league baseball stadiums and 30% of all Major League Baseball games. The Company has also maintained long-standing NASCAR and NHRA racing sponsorships, which provided brand exposure in over 62 race weekends in 2014. The Company has continued its ten-year alliance agreement with the Walt Disney World Resort® whereby STANLEY® logos are displayed on construction walls throughout the theme parks and STANLEY®, MAC®, Proto®, and Vidmar® brand logos and/or products are featured in various attractions where they are seen by approximately 45 million visitors each year. Additionally, Stanley is “The Official Tool Provider of the Walt Disney World Resort®.” In 2009, the Company also began advertising in the English Premier League, which is the number one soccer league in the world, watched weekly by 650 million people. From the beginning of 2012 through the end of 2014, the Company advertised in approximately 500 televised events. Starting in 2014, the Company became a sponsor of the world’s most popular football club, FC Barcelona, including player image rights, hospitality assets and stadium signage. The Company advertises in 53 televised Professional Bull Riders events in the US and Brazil, as well as the The Built Ford Tough Series, which is broadcast in 129 territories and to more than 400 million households globally. The Company also sponsors three professional bull riders, winning three of the last four world championships. Additionally, the Company sponsors a team and two riders in Moto GP, the world's premiere motorcycle racing series, and has entered a partnership with the Chinese Basketball Association (CBA). The Company will continue to allocate its brand and advertising spend wisely and it currently generates more than 230 billion brand impressions annually.
The Stanley Fulfillment System (SFS)
SFS employs continuous improvement techniques to streamline operations (front end & back office) and drive efficiency throughout the supply chain. SFS has five primary elements that work in concert: sales and operations planning (“S&OP”), operational lean, complexity reduction, global supply management, and order-to-cash excellence. S&OP is a dynamic and continuous unified process that links and balances supply and demand in a manner that produces world-class fill rates while minimizing DSI (Days Sales of Inventory). Operational lean is the systemic application of lean principles in progressive steps throughout the enterprise to optimize flow toward a pre-defined end state by eliminating waste, increasing efficiency and driving value. Complexity reduction is a focused and overt effort to eradicate costly and unnecessary complexity from the Company's products, supply chain and back room process and organizations. Complexity reduction enables all other SFS elements and, when successfully deployed, results in world-class cost, speed of execution and customer satisfaction. Global supply management focuses on strategically leveraging the company’s scale to achieve the best possible price and payment terms with the best possible quality, service and delivery among all categories of spend. Order-to-cash excellence is a methodical, process-based approach that provides a user-friendly, automated and error-proof customer experience from intent-to-purchase to shipping and billing to payment, while minimizing cash collection cycle time and DSO (Days Sales Outstanding). Other benefits of SFS include reductions in lead times, rapid realization of synergies during acquisition integrations, and focus on employee safety. SFS disciplines helped to mitigate the substantial impact of material and energy price inflation that was experienced in recent years.

SFS is also instrumental in the reduction of working capital as evidenced by the 61% improvement in working capital turns for the Company from 5.7 at the end of 2010, after the merger with Black & Decker, to 9.2 at the end of 2014. The continued efforts to deploy SFS across the entire Company and increase turns have created significant opportunities to generate incremental free cash flow. Going forward, the Company plans to further leverage SFS to generate ongoing improvements both in the existing business and future acquisitions in working capital turns, cycle times, complexity reduction and customer service levels, with a goal of ultimately achieving 10 working capital turns.

In addition, the Company is embarking on an initiative to drive from a more programmatic growth mentality to a true organic growth culture by more deeply embedding breakthrough innovation and commercial excellence into its businesses, and at the same time, becoming a significantly more digitally-enabled enterprise. A new breed of digital technologies is changing the competitive landscape at unprecedented rates, creating both threats and opportunities, and it is clear that organizations that stand still will be left behind.

To that end, the Company has spent considerable time and effort developing the next iteration of the successful SFS program, which has driven working capital turns to world-class levels and vastly improved the supply chain and customer-facing metrics. Entitled “SFS 2.0” this refreshed and revitalized business system will continue the progress on core SFS, but importantly, provide resources and added focus into (1) commercial excellence, (2) breakthrough innovation, (3) digital excellence and (4) functional transformation. The Company is making a significant commitment to SFS 2.0 which will help drive further improvement to revenue, earnings and cash flow growth. Management believes that success in SFS 2.0 will be characterized by dependable organic growth in the 4-6% range as well as significantly expanded operating margin rates over the next 3 to 5 years as the Company leverages the growth and reduces structural SG&A levels.
Certain Items Impacting Earnings
Merger and Acquisition-Related and Other Charges Impacting 2014, 2013 and 2012 Earnings
Throughout MD&A, the Company has provided a discussion of the outlook and results both inclusive and exclusive of the merger and acquisition-related and other charges. Merger and acquisition-related charges relate primarily to the Black & Decker merger and Niscayah and Infastech acquisitions, while other charges relate to the extinguishment of debt. The amounts and measures, including gross profit and segment profit, on a basis excluding such charges are considered relevant to aid analysis and understanding of the Company’s results aside from the material impact of these charges. In addition, these measures are utilized internally by management to understand business trends, as once the aforementioned anticipated cost synergies from the Black & Decker merger and other acquisitions are realized, such charges are not expected to recur. The merger and acquisition-related and other charges are as follows:
2014
The Company reported $54 million in pre-tax merger and acquisition-related charges during 2014, which were comprised of the following:

•	$2 million reducing Gross profit primarily pertaining to integration-related matters;

•	$31 million in Selling, general & administrative expenses primarily for integration-related administrative costs and consulting fees, as well as employee related matters;

•	$2 million in Other-net primarily related to transaction costs; and

•	$19 million in net Restructuring charges, which primarily represent cost reduction actions associated with the severance of employees.
The tax effect on the above charges, some of which were not tax deductible, in 2014 was $5 million, resulting in an after-tax charge of $49 million, or $0.30 per diluted share.
2013
The Company reported $390 million in pre-tax merger and acquisition-related and other charges during 2013, which were comprised of the following:

•	$29 million reducing Gross profit primarily pertaining to integration-related matters and amortization of the inventory step-up adjustment for the Infastech acquisition;

•	$136 million in Selling, general & administrative expenses primarily for integration-related administrative costs and consulting fees, as well as employee related matters;

•	$51 million in Other-net primarily related to deal transaction costs and the $21 million pre-tax loss on the extinguishment of $300 million of debt in the fourth quarter of 2013; and

•	$174 million in net Restructuring charges, which primarily represent Niscayah integration-related restructuring charges and cost reduction actions associated with the severance of employees.
The tax effect on the above charges, some of which were not tax deductible, in 2013 was $120 million, resulting in an after-tax charge of $270 million, or $1.70 per diluted share.

2012
The Company reported $442 million in pre-tax merger and acquisition-related and other charges during 2012, which were comprised of the following:

•	$30 million reducing Gross profit primarily pertaining to facility closure-related charges;

•	$138 million in Selling, general & administrative expenses primarily for integration-related administrative costs and consulting fees, as well as employee related matters;

•	$100 million in Other-net primarily related to transaction costs and the $45 million loss on the extinguishment of $900 million of debt in the third quarter of 2012; and

•	$174 million in Restructuring charges, which primarily represent Niscayah integration-related restructuring charges and cost reduction actions associated with the severance of employees.
The tax effect on the above charges, some of which were not tax deductible, in 2012 was $113 million, resulting in an after-tax charge of $329 million, or $1.97 per diluted share.
Outlook for 2015
This outlook discussion is intended to provide broad insight into the Company’s near-term earnings and cash flow generation prospects. The Company expects diluted earnings per share to approximate $5.65 to $5.85 in 2015, inclusive of $50 million or $0.25 EPS of restructuring charges. The Company expects free cash flow to be at least $1 billion. The 2015 outlook assumes that organic net sales will increase 3-4% from 2014 resulting in approximately $0.45 to $0.55 of diluted earnings per share accretion. Cost reduction actions within Security and other businesses, pricing, commodity deflation and anticipated synergies from the combination of the CDIY and IAR businesses are expected to yield approximately $0.50 of diluted earnings per share accretion. The Company anticipates an additional $0.09 to $0.12 of diluted EPS accretion resulting from lower average share count due to share repurchases during 2015. Foreign exchange rates are expected to negatively impact earnings by approximately $140 million, or $0.70 to $0.75 of diluted earnings per share. The tax rate is expected to be relatively consistent with the 2014 rate.
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
Net Sales: Net sales were $11.339 billion in 2014, up 4% compared to $10.890 billion in 2013. Organic sales and acquisitions (primarily Infastech) provided increases of 5% and 1% in net sales, respectively, while unfavorable effects of foreign currency translation resulted in a decrease of 2% in net sales. In the CDIY segment, organic sales increased 7% compared to 2013 as a result of higher volumes in North America and Europe primarily due to successful new product introductions and an expanded retail footprint, as well as significant market share gains driven by organic growth initiatives. In the Industrial segment, organic sales grew 5% relative to 2013 due to strong organic growth in the Industrial & Automotive Repair and Engineered Fastening businesses. In the Security segment, net sales decreased 2% compared to 2013 due to lower sales volumes in Europe and unfavorable effects of foreign currency translation, which more than offset modest increases in price.
Net sales were $10.890 billion in 2013, up 9% compared to $10.022 billion in 2012. Acquisitions and organic sales volume provided increases of 6% and 3% in net sales, respectively, while pricing and the effects of foreign currency translation were relatively flat. In the CDIY segment, organic sales increased 4% compared to 2012, as a result of successful new product introductions and promotions within the DEWALT, Black & Decker and Bostitch power tool lines, as well as market share gains in the US, Europe and emerging markets due to the implementation of organic growth initiatives. In the Industrial segment, organic sales grew 5% relative to 2012 due to strong organic growth in the Oil & Gas, Industrial & Automotive Repair and Engineered Fastening businesses, while acquisitions (primarily Infastech) provided an additional 17% increase to net sales. In the Security segment, sales increased approximately 2% compared to 2012, mainly due to modest increases in price and acquisitions, as well as favorable impacts of foreign currency fluctuations, partially offset by lower sales volumes in the European business.
Gross Profit: The Company reported gross profit of $4.103 billion, or 36.2% of net sales, in 2014 compared to $3.904 billion, or 35.8% of net sales, in 2013. Merger and acquisition-related charges, which reduced gross profit, were $1.8 million in 2014 and $29.5 million 2013. Excluding these charges, gross profit was 36.2% of net sales in 2014 and 36.1% of net sales in 2013. The slight increase in the profit rate reflects favorable impacts from sales volume, price, supply chain productivity and cost management, which more than offset negative impacts from foreign currency fluctuations and lower Security margins caused by field operations inefficiencies and negative installation and recurring revenue mix.
The Company reported gross profit of $3.904 billion, or 35.8% of net sales, in 2013 compared to $3.657 billion, or 36.5% of net sales, in 2012. Merger and acquisition-related charges, which reduced gross profit, were approximately $30.0 million in both 2013 and 2012. Excluding these charges, gross profit was 36.1% of net sales in 2013 and 36.8% of net sales in 2012. The decrease in the profit rate year over year was primarily driven by lower Security margins due to sales volume decline, field service inefficiencies, and high European RMR attrition and negative impacts from foreign currency, which more than outweighed the positive impacts of higher volumes, productivity projects and cost synergies.
SG&A Expense: Selling, general and administrative expenses, inclusive of the provision for doubtful accounts (“SG&A”), were $2.596 billion, or 22.9% of net sales, in 2014 as compared $2.691 billion, or 24.7% of net sales, in 2013. Within SG&A, merger and acquisition-related compensation costs and integration-related expenses totaled $31.6 million and $135.7 million in 2014 and 2013, respectively. Excluding these charges, SG&A was 22.6% of net sales in 2014 compared to 23.5% of net sales in 2013. The decrease in the SG&A rate was mainly attributable to increased volumes and the positive impacts from headcount reduction actions and the Company's efforts to significantly reduce indirect expenses.
SG&A expenses were $2.691 billion, or 24.7% of net sales, in 2013 as compared with $2.474 billion, or 24.6% of net sales in 2012. Within SG&A, merger and acquisition-related compensation costs and integration-related expenses totaled $135.7 million in 2013 and $138.3 million in 2012. Excluding these charges, SG&A was 23.5% of net sales in 2013 compared to 23.3% of net sales in 2012. The slight increase in SG&A rate was mainly attributable to higher expenses associated with organic growth initiatives, partially offset by cost synergies and cost containment efforts.
Distribution center costs (i.e. warehousing and fulfillment facility and associated labor costs) are classified within SG&A. This classification may differ from other companies who may report such expenses within cost of sales. Due to diversity in practice, to the extent the classification of these distribution costs differs from other companies, the Company’s gross margins may not be comparable. Such distribution costs classified in SG&A amounted to $243.2 million in 2014, $229.5 million in 2013 and $202.5 million in 2012. The increase over the years is primarily attributable to higher sales volume.
Corporate Overhead: The corporate overhead element of SG&A and gross profit, which is not allocated to the business segments, amounted to $177.4 million in 2014, $254.0 million in 2013 and $252.3 million in 2012. The previously discussed merger and acquisition-related charges that unfavorably impacted corporate overhead totaled $18.7 million in 2014, $89.4 million in 2013 and $77.1 million in 2012. Corporate overhead, excluding merger and acquisition-related costs, represented 1.4%, 1.5%, and 1.8% of net sales in 2014, 2013 and 2012, respectively.
Other-net: Other-net totaled $239.7 million of expense in 2014 compared to $283.9 million of expense in 2013. The decrease was primarily driven by lower amortization expense and acquisition-related costs in 2014 as compared to 2013.
Other-net amounted to $283.9 million of expense in 2013 compared to $296.3 million of expense in 2012. The decrease was primarily driven by reduced negative impacts of foreign currency losses related to derivatives and lower deal transaction costs, partially offset by higher amortization expense from intangible assets associated with the Infastech acquisition and other 2013 acquisitions.
Gain/Loss on Debt Extinguishment: During the fourth quarter of 2014, the Company extinguished $45.7 million of its notes payable and recognized a net pre-tax gain of $0.1 million on extinguishment. During the fourth quarter of 2013, the Company extinguished $300 million of its notes payable and recognized a $21 million pre-tax loss on extinguishment. In 2012, the Company repurchased $900 million of its senior notes and recognized a $45 million pre-tax loss on extinguishment.

Interest, net: Net interest expense in 2014 was $163.6 million compared to $147.3 million in 2013 and $133.9 million in 2012. The increase in net interest expense in 2014 versus 2013 was primarily attributable to interest costs associated with the issuance of debt in the fourth quarter of 2013, partially offset by higher interest income. The increase in net interest expense in 2013 versus 2012 mainly relates to the incremental interest costs associated with the higher debt levels during 2013, partially offset by higher interest income.

Income Taxes: The Company's effective tax rate was 20.9% in 2014, 11.7% in 2013, and 14.2% in 2012. The effective tax rate in 2014 differed from the US statutory rate primarily due to a portion of the Company's earnings being realized in lower-taxed foreign jurisdictions, the passage of U.S. tax legislation, settlement of various income tax audits and the reversal of valuation allowances for certain foreign net operating losses which have become realizable. The effective tax rate in 2013 differed from the US statutory rate primarily due to a portion of the Company's earnings being realized in lower-taxed foreign jurisdictions, the acceleration of certain tax credits, the recurring benefit of various foreign business integration structures and the reversal of certain foreign and U.S. state uncertain tax position reserves, related largely to statute expiration. The effective tax rate in 2012 differed from the US statutory rate primarily due to the distribution of domestic and foreign earnings and the inclusion of $48.9 million in benefits from a favorable settlement of certain tax contingencies.

Business Segment Results
The Company’s reportable segments are aggregations of businesses that have similar products, services and end markets, among other factors. The Company utilizes segment profit (which is defined as net sales minus cost of sales and SG&A aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, Other-net (inclusive of intangible asset amortization expense), restructuring charges, interest income, interest expense, and income tax expense. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and the expense pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Refer to Note O, Restructuring Charges, and Note F, Goodwill and Intangible Assets, of the Notes to Consolidated Financial Statements for the amount of net restructuring charges and intangibles amortization expense, respectively, attributable to each segment. As discussed previously, the Company’s operations are classified into three business segments: CDIY, Industrial and Security.
CDIY:
The CDIY segment is comprised of the Professional Power Tool business, the Consumer Products Group, which includes outdoor products, the Hand Tools & Storage business, and the Fastening & Accessories business. The Professional Power Tool business sells professional grade corded and cordless electric power tools and equipment including drills, impact wrenches and drivers, grinders, saws, routers and sanders. The Consumer Products Group sells corded and cordless electric power tools sold primarily under the Black & Decker brand, lawn and garden products and home products. Lawn and garden products include hedge trimmers, string trimmers, lawn mowers, edgers, and related accessories. Home products include hand held vacuums and cleaning appliances. The Hand Tools & Storage business sells measuring, leveling and layout tools, planes, hammers, demolition tools, knives, saws, and chisels. Storage products include tool boxes, sawhorses and storage units. The Fastening & Accessories business sells cordless power tools, pneumatic tools and fasteners including nail guns, nails, staplers and staples, concrete and masonry anchors, as well as power tool accessories which include drill bits, router bits, abrasives and saw blades.

(Millions of Dollars)	2014	2013	2012
Net sales	$5,559	$5,271	$5,001
Segment profit	$872	$777	$693
% of Net sales	15.7%	14.7%	13.9%
CDIY net sales increased $287.9 million, or 5%, in 2014 compared to 2013. Organic sales increased 7% primarily due to strong organic growth across all regions, most notably in North America and Europe, while unfavorable effects of foreign currency decreased net sales by 2%. North America achieved 7% organic growth driven primarily by new product introductions and expanded retail offerings and partnerships on top of a healthy underlying tool market. Organic sales in Europe increased 9% year over year due to successful new product introductions and an expanding retail footprint, which helped generate market share gains in spite of continued challenging economic conditions. Emerging markets grew 4% organically bolstered by new product launches in the mid-price point segment in 2014 despite persistently volatile economic conditions across all emerging markets.

Segment profit amounted to $871.5 million, or 15.7% of net sales, in 2014 compared to $777.1 million, or 14.7% of net sales, in 2013. Excluding $1.0 million in merger and acquisition-related charges, segment profit totaled $872.5 million, or 15.7% of net sales, in 2014 compared to $790.1 million, or 15.0% of net sales, in 2013 (excluding $13.0 million in merger and acquisition-related charges). The increase in segment profit year over year was primarily driven by positive impacts during 2014 from volume, productivity and SG&A cost reductions, which more than offset the negative impacts from foreign currency.
CDIY net sales increased $270.0 million, or 5%, in 2013 compared with 2012. Overall, CDIY grew 4% organically in 2013 largely due to successful new product introductions and promotions within the DEWALT, Black & Decker and Bostitch power tool lines. In North America, organic sales increased 4%, which was primarily driven by promotions, new products and a strengthening residential construction market. The segment also realized 8% organic growth in emerging markets as a result of increasing penetration in connection with the Company's growth initiatives. Europe volumes increased 2% due to new product introductions and market share gains despite continuing stagnant economic conditions. Acquisitions contributed an additional 2% of sales growth while the impacts from foreign currency translation negatively impacted sales by 1%.

Segment profit amounted to $777.1 million, or 14.7% of net sales, in 2013 compared to $693.1 million, or 13.9% of net sales, in 2012. Excluding $13.0 million in merger and acquisition-related charges, segment profit totaled $790.1 million, or 15.0% of net sales, in 2013 compared to $734.8 million, or 14.7% of net sales, in 2012 (excluding $41.7 million in merger and acquisition-related charges). The increase in segment profit year over year resulted primarily from higher volumes and productivity, partially offset by incremental investments in organic growth initiatives and negative impacts from foreign currency.
Industrial:
The Industrial segment is comprised of the Industrial and Automotive Repair ("IAR"), Engineered Fastening and Infrastructure businesses. The IAR business sells professional hand tools, power tools, and engineered storage solution products. The Engineered Fastening business primarily sells engineered fastening products and systems designed for specific applications. The product lines include stud welding systems, blind rivets and tools, blind inserts and tools, drawn arc weld studs, engineered plastic and mechanical fasteners, self-piercing riveting systems, precision nut running systems, micro fasteners, and high-strength structural fasteners. The Infrastructure business consists of the Oil & Gas and Hydraulics businesses. The Oil & Gas business sells and rents custom pipe handling, joint welding and coating equipment used in the construction of large and small diameter pipelines, and provides pipeline inspection services. The Hydraulics business sells hydraulic tools and accessories.

(Millions of Dollars)	2014	2013	2012
Net sales	$3,499	$3,303	$2,739
Segment profit	$554	$457	$441
% of Net sales	15.8%	13.8%	16.1%
Industrial net sales increased $196.2 million, or 6%, in 2014 compared with 2013. Organic sales and acquisitions (primarily Infastech) provided increases of 5% and 3% in net sales, respectively, while unfavorable effects of foreign currency translation decreased net sales by 2%. IAR grew 5% organically due to strong performances across all geographies. The North American and European tools business benefited from new product introductions and strong industrial demand while emerging markets was supported by mid-price point tool launches. Engineered Fastening achieved organic growth of 6%, which was mainly attributable to strong global automotive and electronic revenues. Infrastructure organic sales were relatively flat year over year as solid hydraulic tools growth was offset by lower volumes in Oil & Gas due primarily to project delays resulting from geopolitical situations in certain emerging markets as well as the recent contraction in oil prices and resulting slowdown in pipeline construction.

Segment profit totaled $553.5 million, or 15.8% of net sales, in 2014 compared to $456.7 million, or 13.8% of net sales, in 2013. Excluding $6.8 million of merger and acquisition-related charges, segment profit was $560.3 million, or 16.0% of net sales, in 2014 compared to $481.5 million (excluding merger and acquisition-related charges of $24.8 million), or 14.6% of net sales, in 2013. The year over year increase in segment profit rate was primarily due to favorable volume leverage, price, supply chain productivity gains and SG&A cost controls, partially offset by negative impacts from foreign currency fluctuations.
Industrial net sales increased $563.3 million, or 20.6%, in 2013 compared with 2012. Organic sales and acquisitions (primarily Infastech) increased 5% and 17%, respectively, while foreign currency decreased net sales by 2%. IAR grew 3% organically as a result of volume increases in North America, which were driven by strong MRO vending sales and strength within the Mac Tools mobile distribution driven by new product introductions, and strong organic growth in emerging markets. These results were partially offset by the impact of budgetary cuts on IAR’s US Government business and lower volumes in Europe. Engineered Fastening achieved organic growth of 3%, which was mainly attributable to global automotive revenues outpacing global light vehicle production due to customer share gains. Organic sales for Infrastructure increased 17% as a result of strong growth in the Oil & Gas business, which was driven by a continued rebound in North America onshore operations as well as strong offshore growth performance.

Segment profit totaled $456.7 million, or 13.8% of net sales, in 2013 compared to $440.7 million, or 16.1% of net sales, in 2012. Excluding $24.8 million of merger and acquisition-related charges, segment profit was $481.5 million, or 14.6% of net sales, in 2013 compared to $448.6 million (excluding merger and acquisition-related charges of $7.9 million), or 16.4% of net sales, in 2012. The decrease in the profit rate was driven by higher operating expenses associated with the organic growth initiatives, negative impacts from foreign currency and the impact of modestly below line average Infastech margins.

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

(Millions of Dollars)	2014	2013	2012
Net sales	$2,281	$2,316	$2,282
Segment profit	$259	$233	$301
% of Net sales	11.4%	10.1%	13.2%
Security net sales decreased $35.0 million, or 2%, in 2014 compared to 2013. Organic sales were relatively flat year over year while foreign currency fluctuations resulted in a 2% decrease in net sales. Organic growth of 1% in North America and emerging markets was primarily due to growth within the commercial electronics business as a result of vertical selling solutions and the automatic doors business, partially offset by lower installation and recurring revenues in Europe in addition to declines in the U.S. commercial lock business as the business model transition continues to progress slowly.
Segment profit amounted to $259.2 million, or 11.4% of net sales, in 2014 compared to $233.3 million, or 10.1% of net sales, in 2013. Excluding merger and acquisition-related charges of $6.9 million, segment profit was $266.1 million, or 11.7% of net sales, in 2014 compared to $271.3 million, or 11.7% of net sales, in 2013 (excluding $38.0 million in merger and acquisition-related charges). The segment profit rate was flat year over year as improved operating performances in North America and emerging markets were offset by installation field inefficiencies and negative installation and recurring revenue mix in Europe.
Security net sales increased $33.8 million, or 1%, in 2013 compared to 2012. Pricing, acquisitions and foreign currency translation each resulted in a 1% increase to net sales, while lower volumes caused a 2% decrease. CSS North America realized organic revenue growth of 2%, while CSS Europe declined 5% organically due primarily to continued softness in certain regions. MAS organic sales were up 3% as a result of strong growth within the automatic door business due to successful door conversion wins and new product introductions and growth in the commercial mechanical lock business in the emerging markets.
Segment profit amounted to $233.3 million, or 10.1% of net sales, in 2013 compared to $301.4 million, or 13.2% of net sales, in 2012. Excluding merger and acquisition-related charges of $38.0 million, segment profit was $271.3 million, or 11.7% of net sales, in 2013 compared to $342.7 million, or 15.0% of net sales, in 2012 (excluding $41.3 million in merger and acquisition-related charges). The year over year decline in margin was attributable to planned growth investments in vertical solutions and emerging markets, new product development, incremental costs associated with the distributor model transition, investments in field technicians in North America and impacts of volume pressures and field inefficiencies in Europe.
RESTRUCTURING ACTIVITIES
A summary of the restructuring reserve activity from December 28, 2013 to January 3, 2015 is as follows (in millions):

	12/28/2013	Net Additions	Usage	Currency	1/3/2015

Severance and related costs	$169.9	$15.1	$(96.7)	$(7.1)	$81.2
Facility closures and other	21.6	3.7	(8.2)	(0.7)	16.4
Total	$191.5	$18.8	$(104.9)	$(7.8)	$97.6
During 2014, the Company recognized $18.8 million of net restructuring charges. Net severance charges of $15.1 million relate to cost reductions associated with the severance of employees, inclusive of reversals primarily related to changes in management's strategy for certain businesses as a result of new developments during 2014 as well as adjustments of severance accruals due to the finalization of prior year actions. Also included in net restructuring charges are facility closure costs of $3.7 million.

Of the $97.6 million reserves remaining as of January 3, 2015, the majority are expected to be utilized by the end of 2015.
Segments: The $18.8 million of net charges recognized in 2014 includes: $12.8 million of net charges pertaining to the CDIY segment; $2.2 million of net reserve reductions pertaining to the Industrial segment; $6.5 million of net charges pertaining to the Security segment; and $1.7 million of net charges pertaining to Corporate charges.
In addition to the restructuring charges described in the preceding paragraphs, the Company recognized $33.4 million and $165.2 million of restructuring-related costs in 2014 and 2013, respectively, pertaining to acquisition-related activity. All of these charges impact gross profit or selling, general and administrative expenses, and include charges associated with facility closures as well as certain integration-related administration and consulting costs.
FINANCIAL CONDITION
Liquidity, Sources and Uses of Capital: The Company’s primary sources of liquidity are cash flows generated from operations and available lines of credit under various credit facilities. The Company's cash flows are presented on a consolidated basis and include cash flows from discontinued operations.
Operating Activities: Cash flows from operations were $1.296 billion in 2014 compared to $868 million in 2013, representing a $428 million increase. The year over year increase was primarily driven by an increase in earnings and lower one-time restructuring and related payments, partially offset by higher employee benefit plan contributions. Furthermore, operating cash flows in 2014 were positively impacted by an increase in working capital turns from 8.1 at December 28, 2013 to 9.2 at January 3, 2015, demonstrating the continued success of SFS.
In 2013, cash flows from operations were $868 million, a $98 million decrease compared to $966 million in 2012. Cash flows from operations were negatively impacted by merger and acquisition-related charges and payments of $280 million in 2013 and $357 million in 2012. Excluding these charges, cash flows from operations were $1.148 billion and $1.323 billion in 2013 and 2012, respectively. The year over year decrease was primarily driven by the divestiture of HHI in December 2012. Inflows from working capital (accounts receivable, inventory, accounts payable and deferred revenue) were $13 million in 2013 compared to $48 million in 2012. The 2013 inflows were primarily driven by strong cash collections in the fourth quarter of 2013, partially offset by increases in inventory balances due to higher year over year backlog predominantly in CDIY. Working capital turns improved to 8.1 times at December 28, 2013, as compared to 7.6 times for 2012, reflecting process-driven improvements from SFS. Operating cash flows in 2013 were also negatively impacted by increases in employee related payments and investments in organic growth initiatives.
Free Cash Flow: Management considers free cash flow an important indicator of its liquidity, as well as its ability to fund future growth and provide dividends to shareowners. Operating cash flows included $152 million, $280 million and $357 million of merger and acquisition-related charges and payments in 2014, 2013, and 2012, respectively. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

(Millions of Dollars)	2014	2013	2012
Net cash provided by operating activities	$1,296	$868	$966
Less: capital expenditures	(291)	(340)	(373)
Free cash flow	$1,005	$528	$593

Investing Activities: Cash flows used in investing activities were $382 million in 2014, which primarily consisted of capital and software expenditures of $291 million and payments related to net investment hedge settlements of $61 million. The decrease in capital expenditures in 2014 was driven by management's continued focus to control spend in this area as well as lower integration related capital expenditures. The payments related to net investment hedge settlements were mainly driven by the significant fluctuations in foreign currency rates during 2014 associated with foreign exchange contracts hedging a portion of the Company's pound sterling denominated net investment. Cash flows used in investing activities in 2013 totaled $1.198 billion primarily due to capital and software expenditures of $340 million and acquisition spending of $934 million, which was mainly driven by the purchases of Infastech for $826 million, net of cash acquired, and GQ for $49 million, net of cash acquired. The Company also received net proceeds of $94 million in 2013 related to the Second Closing of the HHI sale. Cash flows provided by investing activities totaled $183 million in 2012, which primarily consisted of approximately $1.3 billion in net proceeds related to the First Closing of the HHI sale, partially offset by $373 million in capital and software expenditures and $707 million in acquisition spending related to the purchases of Powers, AeroScout, Tong Lung, Lista, and the remaining outstanding shares of Niscayah. The higher capital expenditures in 2012 was mainly due to several consolidations of distribution centers.
Financing Activities: Cash flows used in financing activities were $766 million in 2014 compared to cash flows provided by financing activities of $156 million in 2013 and cash flows used in financing activities of $1.337 billion in 2012.
Payments on long-term debt totaled $47 million, $302 million and $1.422 billion in 2014, 2013 and 2012, respectively. The 2014 payments relate to the repurchase of $46 million of 2022 Term Notes. The 2013 payments relate to the repurchase of $300 million of Black & Decker Corporation 5.75% senior notes, which resulted in the Company paying a premium on the debt extinguishment of $43 million. The 2012 payments primarily relate to the repurchase of three debt instruments with total outstanding principal of $900 million, which resulted in the Company paying a premium on the debt extinguishment of $91 million. The Company also repaid $320 million of its Convertible Notes at maturity, in cash, during 2012. The Company had net repayments of short-term borrowings totaling $391 million in 2014, net short-term borrowings of $389 million in 2013 and net short-term repayments of $19 million in 2012.
Proceeds from issuances of long-term debt totaled $727 million and $1.524 billion in 2013 and 2012, respectively. In December 2013, the Company issued $400 million of 5.75% fixed-to-floating junior subordinated debentures bearing interest at a fixed rate of 5.75% and received $392.0 million of net proceeds. Additionally, the Company issued 3,450,000 Equity Units comprised of a 1/10, or 10%, undivided beneficial ownership in a $1,000 principal amount 2.25% junior subordinated note due 2018 and a forward common stock purchase contract in which the Company received $335 million in cash proceeds from the Equity Units, net of underwriting discounts and commission, before offering expenses, and recorded $345 million in long-term debt. The proceeds were used primarily to repay commercial paper borrowings. In November 2012, the Company issued $800 million of senior unsecured term notes with a fixed annual rate of 2.90% and received $794 million of net proceeds. The Company also issued $750 million of junior subordinated debentures in the third quarter of 2012 and received $729 million of net proceeds. The Company used these proceeds to pay down commercial paper. Refer to Note H, Long-Term Debt and Financing Arrangements, for further information regarding the Company's financing arrangements.
In November 2013, the Company purchased from certain financial institutions “out-of-the-money” capped call options on 12.2 million shares of its common stock (subject to customary anti-dilution adjustments) for an aggregate premium of $74 million, or an average of $6.03 per share. The contracts for the options provide that they may, at the Company’s election, subject to certain conditions, be cash settled, physically settled, modified-physically settled, or net-share settled (the default settlement method). The capped call options have various expiration dates ranging from July 2015 through September 2016 and initially had an average lower strike price of $86.07 and an average upper strike price of $106.56, subject to customary market adjustments. In addition, contemporaneously with the issuance of the Equity Units described above and in Note J, Capital Stock, the Company paid $10 million, or an average of $2.77 per option, to enter into capped call transactions on 3.5 million shares of common stock with a major financial institution. The lower strike price is $98.80 and the upper strike price is $112.91. In 2012, the Company purchased from certain financial institutions over the counter “out-of-the-money” capped call options, subject to adjustments for customary anti-dilution adjustments, on 10.1 million shares of its common stock for an aggregate premium of $30 million, or an average of $2.92 per share. The capped call options were net-share settled and the Company received 0.6 million shares in April 2013. The purpose of the capped call options was to reduce share price volatility on potential future share repurchases. On February 10, 2015, the Company net-share settled 9.1 million of the 12.2 million capped call options on its common stock and received 911,077 shares using an average reference price of $96.46 per common share. Additionally, the Company purchased directly from the counterparties participating in the net-share settlement, 3,381,162 shares for $326.1 million, equating to an average price of $96.46 per share. Refer to Note J, Capital Stock, for further discussion.
During 2013, the Company paid a $43 million premium to extinguish $300 million of its Black & Decker Corporation 5.75% senior notes due 2016. This premium was offset by gains of $12 million related to the release of fair value adjustments made in purchase accounting, $8 million from the recognition of gains on previously terminated derivatives and $2 million of accrued interest, resulting in a net pre-tax loss of $21 million. Additionally, as noted above, during 2012, the Company repurchased $900 million of outstanding debt by initiating an open market tender offer and paid a premium of $91 million to extinguish the notes. This premium was offset by gains of $35 million from fair value adjustments made in purchase accounting and $11 million from terminated derivatives, resulting in a net pre-tax loss of $46 million. Refer to Note H, Long-Term Debt and Financing Arrangements, for further discussion of the debt extinguishments.
In 2014, the Company terminated $400 million of interest rate swaps hedging the Company's $400 million 5.20% notes due 2053, which resulted in cash payments of $33.4 million. During 2012, the Company received $58 million from the termination of interest rate swaps and paid $103 million in relation to the termination of forward starting interest rate swaps. Refer to Note I, Derivative Financial Instruments, for further discussion.

The Company repurchased $28 million, $39 million and $1.074 billion of common stock in 2014, 2013 and 2012, respectively. In December 2012, the Company executed an accelerated share repurchase ("ASR") contract of $850 million, which was funded using proceeds from the sale of HHI. The ASR contract terms allowed for an initial delivery of 9.3 million shares, or the equivalent of 80% of the notional value of the contract. The Company received an additional 1.6 million shares upon settlement of the contract in April 2013. The Company also repurchased approximately 3.0 million shares of common stock during the second quarter of 2012 for $200 million. Proceeds from the issuance of common stock totaled $71 million, $155 million and $126 million in 2014, 2013 and 2012, respectively. These amounts received mainly relate to the exercises of stock options.
In January 2013, the Company elected to prepay the forward share purchase contract for $363 million, comprised of the $350 million purchase price, plus an additional amount related to the forward component of the contract. In August 2013, the Company physically settled the contract, receiving 5.6 million shares and $19 million from the financial institution counterparty representing a purchase price adjustment. The reduction of common shares outstanding was recorded at the inception of the forward share purchase contract and factored into the calculation of weighted average shares outstanding.
Cash payments for dividends were $321 million, $313 million and $304 million in 2014, 2013 and 2012, respectively. The increase in dividends in 2014 was primarily attributable to the increase in quarterly dividends per common share to $0.52 per share, as announced in July 2014. The dividend paid to shareholders of record in December 2014 extended the Company's record for the longest consecutive annual and quarterly dividend payments among industrial companies listed on the New York Stock Exchange.
Fluctuations in foreign currency rates negatively impacted cash by $147 million and $45 million in 2014 and 2013, respectively. The negative impact in 2014 was primarily driven by the continued strengthening of the U.S. Dollar, particularly in the second half of the year, against the Company's major currencies, most notably the Euro, British Pound, Canadian Dollar, Swedish Krona and Japanese Yen.
Credit Ratings and Liquidity:
The Company maintains strong investment grade credit ratings from the major U.S. rating agencies on its senior unsecured debt (average A-), as well as its short-term commercial paper borrowings. In October 2014 Fitch changed their outlook on their A- rating of the Company’s Sr. Debt from Negative to Stable.  There were no other changes in any of the Companies credit ratings during 2014.

The Company's debt capacity for its current ratings is impacted by the level of long (including current maturities) and short-term debt, as presented in its financial statements as well as other obligations that ratings agencies and fixed income investors deem to increase the level of financial burden on the Company. Those other obligations include, among other things, post-retirement benefits, as presented in its financial statements. Post-retirement benefit obligations, and thereby the Company's debt capacity and its credit rating, could potentially be impacted by significant reductions in interest rates and revisions to mortality tables, as well as any corrections in the equity markets. The Company's projected benefit obligation at January 3, 2015 was relatively consistent compared to December 28, 2013 as the positive impacts from the favorable return on plan assets, higher employer contributions and foreign currency fluctuations offset the negative impacts from the revision in mortality tables and decrease in discount rates. Refer to Note L, Employee Benefit Plans for further discussion.

Failure to maintain strong investment grade rating levels could adversely affect the Company’s cost of funds, liquidity and access to capital markets, but would not have an adverse effect on the Company’s ability to access committed credit facilities.

On December 3, 2013, the Company issued $400 million 5.75% fixed-to-floating rate junior subordinated debentures maturing December 15, 2053 (“2053 Junior Subordinated Debentures”) that bear interest at a fixed rate of 5.75% per annum, up to, but excluding December 15, 2018. From and including December 15, 2018, the 2053 Junior Subordinated Debentures will bear interest at an annual rate equal to three-month LIBOR plus 4.304%. The debentures subordination and long tenor provides significant credit protection measures for senior creditors and as a result, the debentures were awarded a 50% equity credit by S&P and Fitch, and a 25% equity credit by Moody's. The net proceeds of $392.0 million from the offering were primarily used to repay commercial paper borrowings.

On December 3, 2013, the Company issued 3,450,000 Equity Units (the “Equity Units”), each with a stated value of $100 which are initially comprised of a 1/10, or 10%, undivided beneficial ownership in a $1,000 principal amount 2.25% junior subordinated note due 2018 and a forward common stock purchase contract (the “Equity Purchase Contract”). Each Equity Purchase Contract obligates the holders to purchase approximately 3.5 to 4.3 million common shares. The subordination of the notes in the Equity Units combined with the Equity Purchase Contracts resulted in the Equity Units being awarded a 100% equity credit by S&P, and a 50% equity credit by Moody's. The Company received approximately $335 million in cash proceeds from the Equity Units, net of underwriting discounts and commission, before offering expenses, and recorded $345 million in long-term debt. The proceeds were used primarily to repay commercial paper borrowings.

In the fourth quarter of 2014, the Company repurchased $46 million of 2022 Term Notes. In the fourth quarter of 2013, the Company extinguished $300 million of its Black & Decker Corporation 5.75% senior notes due 2016. In the third quarter of 2012, the Company repurchased $900 million of its long-term debt via open market tender and exercise of its right under the redemption provision of each of the notes. The initial funding of the repurchased debt was accomplished by utilizing excess cash on hand and the issuance of Commercial Paper.

The Company has a five year $1.5 billion committed credit facility (the “Credit Agreement”). Borrowings under the Credit Agreement may include U.S. Dollars up to the $1.5 billion commitment or in Euro or Pounds Sterling subject to a foreign currency sublimit of $400.0 million and bear interest at a floating rate dependent upon the denomination of the borrowing. Repayments must be made on June 27, 2018 or upon an earlier termination date of the Credit Agreement, at the election of the Company. In June 2014, the Company’s $500.0 million 364 day committed credit facility (the “Facility”) expired.  The Facility was designated to be part of a liquidity back-stop for the Company’s commercial paper program. Following an evaluation of the Company’s liquidity position, the Company elected not to negotiate a new 364 day committed credit facility.  The Company’s $2.0 billion commercial paper program is backed by its $1.5 billion Credit Agreement. As of January 3, 2015, the Company has not drawn on the Credit Agreement.

Refer to Note H, Long-Term Debt and Financing Arrangement, and Note J, Capital Stock, in the Notes to Consolidated Financial Statements in Item 8 for further discussion of the Company's financing arrangements.
Cash and cash equivalents totaled $497 million as of January 3, 2015, comprised of $46 million in the U.S. and $451 million in foreign jurisdictions. As of December 28, 2013 cash and cash equivalents totaled $496 million, comprised of $57 million in the U.S. and $439 million in foreign jurisdictions. Concurrent with the Black & Decker merger, the Company made a determination to repatriate certain legacy Black & Decker foreign earnings, on which U.S. income taxes had not previously been provided. As a result of this repatriation decision, the Company has recorded approximately $369 million of associated deferred tax liabilities at January 3, 2015. Current plans and liquidity requirements do not demonstrate a need to repatriate other foreign earnings. Accordingly, all other undistributed foreign earnings of the Company are considered to be permanently reinvested, or will be remitted substantially free of additional tax, consistent with the Company’s overall growth strategy internationally, including acquisitions and long-term financial objectives. No provision has been made for taxes that might be payable upon remittance of these undistributed foreign earnings. However, should management determine at a later point to repatriate additional foreign earnings, the Company would be required to accrue and pay taxes at that time.
Contractual Obligations: The following table summarizes the Company’s significant contractual obligations and commitments that impact its liquidity:

Payments Due by Period
(Millions of Dollars)	Total	2015	2016 – 2017	2018 – 2019	Thereafter
Long-term debt(a)	$3,866	$6	$9	$986	$2,865
Interest payments on long-term debt(b)	3,596	168	336	298	2,794
Operating leases	331	84	117	72	58
Inventory purchase commitments(c)	275	275	—	—	—
Deferred compensation	24	1	2	2	19
Marketing obligations	77	26	45	6	—
Derivatives (d)	41	—	7	34	—
Forward stock purchase contract (e)	150	—	150	—	—
Pension funding obligations(f)	94	94	—	—	—
Contract adjustment fees (g)	31	17	14	—	—
Total contractual cash obligations	$8,485	$671	$680	$1,398	$5,736

(a)
Future payments on long-term debt encompass all payments related to aggregate debt maturities, excluding certain fair value adjustments included in long-term debt, as discussed further in Note H, Long-Term Debt and Financing Arrangements.

(b)	Future interest payments on long-term debt reflect the applicable fixed interest rate or variable rate for floating rate debt in effect at January 3, 2015.

(c)	Inventory purchase commitments primarily consist of open purchase orders to purchase raw materials, components, and sourced products.

(d)
Future cash flows on derivative instruments reflect the fair value and accrued interest as of January 3, 2015. The ultimate cash flows on these instruments will differ, perhaps significantly, based on applicable market interest and foreign currency rates at their maturity.

(e)
The company is obligated to pay $150 million to the financial institution counterparty to the forward stock purchase contract in October 2016, or earlier at the company's option. See Note J. Capital Stock, for further discussion.

(f)
This amount principally represents contributions either required by regulations or laws or, with respect to unfunded plans, necessary to fund current benefits. The Company has not presented estimated pension and post-retirement funding beyond 2015 as funding can vary significantly from year to year based upon changes in the fair value of the plan assets, actuarial assumptions, and curtailment/settlement actions.

(g)
These amounts represent future contract adjustment payments to holders of the Company's Equity Purchase Contracts and Purchase Contracts. See Note H, Long-Term Debt and Financing Arrangements for further discussion.

To the extent the Company can reliably determine when payments will occur pertaining to unrecognized tax liabilities, the related amount will be included in the table above. However, due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the $341.4 million of such liabilities at January 3, 2015, the Company is unable to make a reliable estimate of when (if at all) amounts may be paid to the respective taxing authorities.
Aside from debt payments, for which there is no tax benefit associated with repayment of principal, tax obligations and the equity purchase contract fees, payment of the above contractual obligations will typically generate a cash tax benefit such that the net cash outflow will be lower than the gross amounts summarized above.
Other Significant Commercial Commitments:

Amount of Commitment Expirations Per Period
(Millions of Dollars)	Total	2015	2016-2017	2018-2019	Thereafter
U.S. lines of credit	$1,500	$—	$—	$1,500	$—
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
Exposure to foreign currency risk results because the Company, through its global businesses, enters into transactions and makes investments denominated in multiple currencies. The Company’s predominant exposures are in European, Canadian, British, Australian, Latin American, and Asian currencies, including the Chinese Renminbi (“RMB”) and the Taiwan Dollar. Certain cross-currency trade flows arising from sales and procurement activities as well as affiliate cross-border activity are consolidated and netted prior to obtaining risk protection through the use of various derivative financial instruments which may include: purchased basket options, purchased options, collars, cross currency swaps and currency forwards. The Company is thus able to capitalize on its global positioning by taking advantage of naturally offsetting exposures and portfolio efficiencies to reduce the cost of purchasing derivative protection. At times, the Company also enters into forward exchange contracts and purchases options to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables, primarily for affiliate transactions. Gains and losses from these hedging instruments offset the gains or losses on the underlying net exposures, assets and liabilities being hedged. Management determines the nature and extent of currency hedging activities, and in certain cases, may elect to allow certain currency exposures to remain un-hedged. The Company may also enter into cross-currency swaps and forward contracts to hedge the net investments in certain subsidiaries and better match the cash flows of operations to debt service requirements. Management estimates the foreign currency impact from its derivative financial instruments outstanding at the end of 2014 would have been approximately $36 million pre-tax loss based on a hypothetical 10% adverse movement in all net derivative currency positions; this effect would occur from the strengthening of foreign currencies relative to the U.S. dollar. The Company follows risk management policies in executing derivative financial instrument transactions, and does not use such instruments for speculative purposes. The Company does not hedge the translation of its non-U.S. dollar earnings in foreign subsidiaries.

As mentioned above, the Company routinely has cross-border trade and affiliate flows that cause an impact on earnings from foreign exchange rate movements. The Company is also exposed to currency fluctuation volatility from the translation of foreign earnings into U.S. dollars and the economic impact of foreign currency volatility on monetary assets held in foreign currencies. It is more difficult to quantify the transactional effects from currency fluctuations than the translational effects. Aside from the use of derivative instruments, which may be used to mitigate some of the exposure, transactional effects can potentially be influenced by actions the Company may take. For example, if an exposure occurs from a European entity sourcing product from a U.S. supplier it may be possible to change to a European supplier. Management estimates the combined translational and transactional impact, on pre-tax earnings, of a 10% overall movement in exchange rates is approximately $124 million, or approximately $0.62 per diluted share. In 2014, translational and transactional foreign currency fluctuations negatively impacted pre-tax earnings by approximately $85 million and diluted earnings per share by approximately $0.42.
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
The Company’s primary exposure to interest rate risk comes from its floating rate debt and derivatives in the U.S. and is fairly represented by changes in LIBOR rates. At January 3, 2015, the impact of a hypothetical 10% increase in the interest rates associated with the Company’s floating rate derivative and debt instruments would have an immaterial effect on the Company’s financial position and results of operations.
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
Fluctuations in the fair value of the Company’s common stock affect domestic retirement plan expense as discussed below in the Employee Stock Ownership Plan section of MD&A. Additionally, the Company has $54 million of liabilities as of January 3, 2015 pertaining to unfunded defined contribution plans for certain U.S. employees for which there is mark-to-market exposure.
The assets held by the Company’s defined benefit plans are exposed to fluctuations in the market value of securities, primarily global stocks and fixed-income securities. The funding obligations for these plans would increase in the event of adverse changes in the plan asset values, although such funding would occur over a period of many years. In 2014, 2013 and 2012, there were $285 million, $102 million and $194 million, respectively, in investment returns on pension plan assets. The Company expects funding obligations on its defined benefit plans to be approximately $94 million in 2015. The Company employs diversified asset allocations to help mitigate this risk. Management has worked to minimize this exposure by freezing and terminating defined benefit plans where appropriate.
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
OTHER MATTERS
Employee Stock Ownership Plan As detailed in Note L, Employee Benefit Plans, the Company has an ESOP under which the ongoing U.S. Core and 401(k) defined contribution plans are funded. Overall ESOP expense is affected by the market value of the Company’s stock on the monthly dates when shares are released, among other factors. The Company’s net ESOP activity resulted in expense of $0.7 million in 2014, $1.9 million in 2013, and $25.9 million in 2012. The decrease in net ESOP expense in 2014 and 2013 is related to the release of 230,032 and 219,900 shares, respectively, of unallocated stock triggered by an additional contribution to the ESOP, which was used by the ESOP to make an additional payment on the associated loan as more fully discussed in Note L, Employee Benefit Plans. ESOP expense could increase in the future if the market value of the Company’s common stock declines.
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
GOODWILL AND INTANGIBLE ASSETS — The Company acquires businesses in purchase transactions that result in the recognition of goodwill and intangible assets. The determination of the value of intangible assets requires management to make estimates and assumptions. In accordance with ASC 350-20, “Goodwill,” acquired goodwill and indefinite-lived intangible assets are not amortized but are subject to impairment testing at least annually and when an event occurs or circumstances change that indicate it is more likely than not an impairment exists. Definite-lived intangible assets are amortized and are tested for impairment when appropriate. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. The Company reported $7.276 billion of goodwill, $1.593 billion of indefinite-lived trade names and $1.159 billion of definite-lived intangibles at January 3, 2015.
Management tests goodwill for impairment at the reporting unit level. A reporting unit is an operating segment as defined in ASC 280, “Segment Reporting,” or one level below an operating segment (component level) as determined by the availability of discrete financial information that is regularly reviewed by operating segment management or an aggregate of component levels of an operating segment having similar economic characteristics. If the carrying value of a reporting unit (including the value of goodwill) is greater than its fair value, an impairment may exist. An impairment charge would be recorded to the extent that the recorded value of goodwill exceeded the implied fair value.
As required by the Company’s policy, goodwill and indefinite-lived trade names were tested for impairment in the third quarter of 2014. Beginning in 2013, the Company adopted ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” for its goodwill impairment testing. ASU 2011-08 permits companies to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the two-step quantitative goodwill impairment test, the fair value of the reporting unit is compared to its respective carrying amount including goodwill. If the fair value exceeds the carrying amount, then no impairment exists.  If the carrying amount exceeds the fair value, further analysis is performed to assess impairment. Such tests are completed separately with respect to the goodwill of each of the Company’s reporting units. Accordingly, the Company applied the qualitative assessment for four of its reporting units, while performing the two-step quantitative test for the remaining two reporting units. Based on the results of the annual 2014 impairment testing, the Company determined that the fair values of each of its reporting units exceeded their respective carrying amounts.
In performing the qualitative assessment, the Company identified and considered the significance of relevant key factors, events, and circumstances that could affect the fair value of each reporting unit. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as actual and planned financial performance. The Company also assessed changes in each reporting unit's fair value and carrying value since the most recent date a fair value measurement was performed. As a result of the qualitative assessments performed, the Company concluded that it is more-likely-than-not that the fair value of each reporting unit exceeded its respective carrying value and therefore, no additional quantitative impairment testing was performed.
With respect to the two-step quantitative tests, the Company assessed the fair value of the two reporting units using a discounted cash flow valuation model, which is consistent with previous goodwill impairment tests. The key assumptions applied to the cash flow projections were discount rates, which ranged from 8.5% to 9.0%, near-term revenue growth rates over the next five years, which ranged from 0% to 7%, and a perpetual growth rate of 3.5%. These assumptions contemplated business, market and overall economic conditions. Management performed sensitivity analyses on the fair values resulting from the discounted cash flows valuation utilizing more conservative assumptions that reflect reasonably likely future changes in the discount rates and perpetual growth rate in each of the reporting units. The discount rates were increased by 100 basis points with no impairment indicated. The perpetual growth rate was decreased by 150 basis points with no impairment indicated.
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

In the event that the Company’s operating results in the future do not meet current expectations, management, based upon conditions at the time, would consider taking restructuring or other actions as necessary to maximize profitability. Accordingly, the above sensitivity analyses, while a useful tool, should not be used as a sole predictor of impairment. A thorough analysis of all the facts and circumstances existing at that time would need to be performed to determine if recording an impairment loss would be appropriate.
DEFINED BENEFIT OBLIGATIONS — The valuation of pension and other postretirement benefits costs and obligations is dependent on various assumptions. These assumptions, which are updated annually, include discount rates, expected return on plan assets, future salary increase rates, and health care cost trend rates. The Company considers current market conditions, including interest rates, to establish these assumptions. Discount rates are developed considering the yields available on high-quality fixed income investments with maturities corresponding to the duration of the related benefit obligations. The Company’s weighted-average discount rates for the United States and international pension plans were 3.75% and 3.25%, respectively, at January 3, 2015. The Company’s weighted-average discount rate for the United States and international pension plans was 4.50% and 4.00%, respectively at December 28, 2013. As discussed further in Note L, Employee Benefit Plans, the Company develops the expected return on plan assets considering various factors, which include its targeted asset allocation percentages, historic returns, and expected future returns. The Company’s expected rate of return assumptions for the United States and international pension plans were 7.00% and 5.75%, respectively, at January 3, 2015. The Company will use a 5.90% weighted-average expected rate of return assumption to determine the 2015 net periodic benefit cost. A 25 basis point reduction in the expected rate of return assumption would increase 2015 net periodic benefit cost by approximately $5 million, pre-tax.
The Company believes that the assumptions used are appropriate; however, differences in actual experience or changes in the assumptions may materially affect the Company’s financial position or results of operations. To the extent that actual (newly measured) results differ from the actuarial assumptions, the difference is recognized in accumulated other comprehensive income, and, if in excess of a specified corridor, amortized over future periods. The expected return on plan assets is determined using the expected rate of return and the fair value of plan assets. Accordingly, market fluctuations in the fair value of plan assets can affect the net periodic benefit cost in the following year. The projected benefit obligation for defined benefit plans exceeded the fair value of plan assets by $781 million at January 3, 2015. This projected benefit obligation reflects the adoption of new mortality tables used for the Company's US pension and post-retirement plans. A 25 basis point reduction in the discount rate would have increased the projected benefit obligation by approximately $103 million at January 3, 2015. The primary Black & Decker U.S pension and post employment benefit plans were curtailed in late 2010, as well as the only material Black & Decker international plan, and in their place the Company implemented defined contribution benefit plans. The vast majority of the projected benefit obligation pertains to plans that have been frozen; the remaining defined benefit plans that are not frozen are predominantly small domestic union plans and those that are statutorily mandated in certain international jurisdictions. The Company recognized $16 million of defined benefit plan expense in 2014, which may fluctuate in future years depending upon various factors including future discount rates and actual returns on plan assets.
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
As of January 3, 2015, the Company had reserves of $177.3 million for remediation activities associated with Company-owned properties as well as for Superfund sites, for losses that are probable and estimable. The range of environmental remediation costs that is reasonably possible is $135.7 million to $268.9 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with this policy.

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

In assessing the need for a valuation allowance, the Company considers all positive and negative evidence including: estimates of future taxable income, considering the feasibility of ongoing tax planning strategies, the realizability of tax loss carry-forwards and the future reversal of existing temporary differences. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event the Company were to determine that it would not be able to realize all or a portion of its deferred tax assets in the future, the unrealizable amount would be charged to earnings in the period in which that determination is made. By contrast, if the Company were to determine that it would be able to realize deferred tax assets in the future in excess of the net carrying amounts, it would decrease the recorded valuation allowance through a favorable adjustment to earnings in the period in which that determination is made.

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
RISK INSURANCE — To manage its insurance costs efficiently, the Company self insures for certain U.S. business exposures and generally has low deductible plans internationally. For domestic workers’ compensation, automobile and product liability (liability for alleged injuries associated with the Company’s products), the Company generally purchases insurance coverage only for severe losses that are unlikely, and these lines of insurance involve the most significant accounting estimates. While different self insured retentions, in the form of deductibles and self insurance through its captive insurance company, exist for each of these lines of insurance, the maximum self insured retention is set at no more than $5 million per occurrence. The process of establishing risk insurance reserves includes consideration of actuarial valuations that reflect the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims discounted to present value. The cash outflows related to risk insurance claims are expected to occur over a period of approximately 13 years. The Company believes the liabilities recorded for these U.S. risk insurance reserves, totaling $102 million and $105 million as of January 3, 2015, and December 28, 2013, respectively, are adequate. Due to judgments inherent in the reserve estimation process it is possible the ultimate costs will differ from this estimate.
WARRANTY — The Company provides product and service warranties which vary across its businesses. The types of warranties offered generally range from one year to limited lifetime, while certain products carry no warranty. Further, the Company sometimes incurs discretionary costs to service its products in connection with product performance issues. Historical warranty and service claim experience forms the basis for warranty obligations recognized. Adjustments are recorded to the warranty liability as new information becomes available. The Company believes the $110 million reserve for expected warranty claims as of January 3, 2015 is adequate, but due to judgments inherent in the reserve estimation process, including forecasting future product reliability levels and costs of repair as well as the estimated age of certain products submitted for claims, the ultimate claim costs may differ from the recorded warranty liability. The Company also establishes a reserve for product recalls on a product-specific basis during the period in which the circumstances giving rise to the recall become known and estimable for both company initiated actions and those required by regulatory bodies.
OFF-BALANCE SHEET ARRANGEMENT
SYNTHETIC LEASES — The Company is a party to synthetic leasing programs for certain locations, including one of its major distribution centers, as well as certain U.S. personal property, predominantly vehicles and equipment. The programs qualify as operating leases for accounting purposes, such that only the monthly rent expense is recorded in the Statement of Operations and the liability and value of the underlying assets are off-balance sheet.
These lease programs are utilized primarily to reduce overall cost and to retain flexibility. The cash outflows for lease payments approximate the $1 million of rent expense recognized in fiscal 2014. As of January 3, 2015 the estimated fair value of assets and remaining obligations for these properties were $39 million and $34 million, respectively.

CAUTIONARY STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995

Certain statements contained in this Annual Report on Form 10-K that are not historical, including but not limited to those regarding the Company’s ability to: (i) achieve full year 2015 diluted EPS of approximately $5.65 - $5.85 on a GAAP basis (inclusive of $50 million or $0.25 EPS of restructuring charges); (ii) generate at least $1.0 billion of free cash flow for 2015 ; (iii) deliver continued dividend growth; (iv) reduce its basic share count by the share equivalent of up to $1.0 billion worth of shares through 2015; and (v) achieve dependable organic growth in the 4-6% range as well as significantly expand operating margin rates over the next 3-5 years (collectively, the “Results”); are “forward looking statements” and subject to risk and uncertainty.

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

The Company’s ability to deliver the Results is dependent, or based, upon: (i) the Company’s ability to generate organic net sales increase of 3-4% driving approximately $0.45 to $0.55 of EPS accretion in 2015; (ii) the Company’s ability to successfully execute cost actions within Security and other businesses, as well as achieve the anticipated pricing, commodity deflation and synergies from the combination of the CDIY and IAR businesses yielding approximately $0.50 of EPS accretion in 2015; (iii) the Company’s ability to drive an additional $0.09 to $0.12 of EPS accretion from lower average share count due to share repurchases during 2015; (iv) foreign exchange headwinds being approximately $140 million, or $0.70 to $0.75 of EPS in 2015; (v) the Company’s tax rate being relatively consistent with the 2014 rate; (vi) the Company’s ability to limit one-time restructuring charges to approximately $50 million in 2015; (vii) the Company’s ability to capitalize on operational improvements in both Security Europe and North America as well as execute on its divestiture of Security’s operations in Spain and Italy; (viii) the Company’s ability to identify and realize revenue synergies associated with acquisitions; (ix) successful integration of completed acquisitions , as well as integration of existing businesses; (x) the continued acceptance of technologies used in the Company’s products and services; (xi) the Company’s ability to manage existing Sonitrol franchisee and Mac Tools relationships; (xii) the Company’s ability to minimize costs associated with any sale or discontinuance of a business or product line, including any severance, restructuring, legal or other costs; (xiii) the proceeds realized with respect to any business or product line disposals; (xiv) the extent of any asset impairments with respect to any businesses or product lines that are sold or discontinued; (xv) the success of the Company’s efforts to manage freight costs, steel and other commodity costs as well as capital expenditures; (xvi) the Company’s ability to sustain or increase prices in order to, among other things, offset or mitigate the impact of steel, freight, energy, non-ferrous commodity and other commodity costs and any inflation increases and/or currency impacts; (xvii) the Company’s ability to generate free cash flow and maintain a strong debt to capital ratio; (xviii) the Company’s ability to identify and effectively execute productivity improvements and cost reductions, while minimizing any associated restructuring charges; (xix) the Company’s ability to obtain favorable settlement of tax audits; (xx) the ability of the Company to generate earnings sufficient to realize future income tax benefits during periods when temporary differences become deductible; (xxi) the continued ability of the Company to access credit markets under satisfactory terms; (xxii) the Company’s ability to negotiate satisfactory payment terms under which the Company buys and sells goods, services, materials and products; (xxiii) the Company’s ability to successfully develop, market and achieve sales from new products and services; and (xxiv) the availability of cash to repurchase shares when conditions are right, as well as the Company's ability to effectively use equity derivative transactions to reduce the capital requirement associated with share repurchases .

The Company’s ability to deliver the Results is also dependent upon: (i) the success of the Company’s marketing and sales efforts, including the ability to develop and market new and innovative products and solutions in both existing and new markets including emerging markets; (ii) the ability of the Company to maintain or improve production rates in the Company’s manufacturing facilities, respond to significant changes in product demand and fulfill demand for new and existing products; (iii) the Company’s ability to continue improvements in working capital through effective management of accounts receivable and inventory levels; (iv) the ability to continue successfully managing and defending claims and litigation; (v) the success of the Company’s efforts to mitigate adverse earnings impact resulting from any cost increases generated by, for example, increases in the cost of energy or significant Euro, Canadian Dollar, Chinese Renminbi or other currency fluctuations; (vi) the geographic distribution of the Company’s earnings; (vii) the commitment to and success of the Stanley Fulfillment System; and (viii) successful implementation with expected results of cost reduction programs.

The Company’s ability to achieve the Results will also be affected by external factors. These external factors include: challenging global geopolitical and macroeconomic environment; the economic environment of emerging markets, particularly Latin America, Russia and Turkey; pricing pressure and other changes within competitive markets; the continued consolidation of customers particularly in consumer channels; inventory management pressures on the Company’s customers; the impact the tightened credit markets may have on the Company or its customers or suppliers; the extent to which the Company has to write off accounts receivable or assets or experiences supply chain disruptions in connection with bankruptcy filings by customers or suppliers; increasing competition; changes in laws, regulations and policies that affect the Company, including, but not limited to trade, monetary, tax and fiscal policies and laws; the timing and extent of any inflation or deflation; the impact of poor weather conditions on sales; currency exchange fluctuations; the impact of dollar/foreign currency exchange and interest rates on the competitiveness of products and the Company’s debt program; the strength of the U.S. and European economies; the extent to which world-wide markets associated with homebuilding and remodeling stabilize and rebound; the impact of events that cause or may cause disruption in the Company’s supply, manufacturing, distribution and sales networks such as war, terrorist activities, and political unrest; and recessionary or expansive trends in the economies of the world in which the Company operates. The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date hereof.
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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 3, 2015. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework). Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of January 3, 2015. Ernst & Young LLP, the auditor of the financial statements included in this annual report, has issued an attestation report on the registrant’s internal control over financial reporting, a copy of which appears on page 52.
Under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and its Senior Vice President and Chief Financial Officer have concluded that, as of January 3, 2015, the Company’s disclosure controls and procedures are effective. There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal year ended January 3, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The following is a list of the executive officers of the Company as of February 19, 2015:

Name and Age	Office	Date Elected to Office
John F. Lundgren (63)
Chairman and Chief Executive Officer. Has served as Chief Executive Officer since March 1, 2004 and Chairman from March 1, 2004 through March 12, 2010 and again from March 13, 2013 to present. Served as President and Chief Executive Officer from March 12, 2010 through January 13, 2013.
3/1/2004

James M. Loree (56)	President & Chief Operating Officer since January 2013. Executive Vice President and Chief Operating Officer (2007); Executive Vice President Finance and Chief Financial Officer (1999).	7/19/1999

Donald Allan, Jr. (50)
Senior Vice President & Chief Financial Officer since March 2010. Vice President & Chief Financial Officer (2009); Vice President & Corporate Controller (2002); Corporate Controller (2000); Assistant Controller (1999).
10/24/2006

Jeffery D. Ansell (47)
Senior Vice President and Group Executive, Global Tools & Storage since January 2015. Senior Vice President and Group Executive, Construction and DIY (2010). Vice President & President, Stanley Consumer Tools Group; President - Consumer Tools and Storage (2004); President of Industrial Tools & Storage (2002); Vice President - Global Consumer Tools Marketing (2001); Vice President Consumer Sales America (1999).
2/22/2006

Michael A. Bartone (55)	Vice President, Corporate Tax since January 2002.	7/17/2009

Bruce H. Beatt (62)	Senior Vice President, General Counsel and Secretary since March 2010. Vice President, General Counsel and Secretary (2000).	10/9/2000

D. Brett Bontrager (52)
President, Vertical Markets, Stanley Security since October 2014. Senior Vice President and Group Executive, Stanley Security Solutions (2011). Senior Vice President and Group Executive, Stanley Convergent Solutions (2010). President, Convergent Security Solutions and Vice President, Business Development (2007); Vice President, Business Development (2004); Director, Business Development (2003).
8/1/2008

James J. Cannon (44)
Senior Vice President & Group Executive, Stanley Security North America & Emerging Markets since October 2014. President, Stanley Oil & Gas (2012); President, IAR Europe & LAG (2011); President, IAR North America (2010); President, IAS (2009); President & General Manager, Stanley Engineered Storage Solutions (2007); General Manager, Stanley-Vidmar Storage Technologies (2005).
7/23/2014

Craig A. Douglas (60)	Vice President & Treasurer since January 2002.	7/17/2009

Rhonda O. Gass (51)	Vice President & Chief Information Officer since October 2012.	10/11/2012

Massimo Grassi (53)
Staff Executive since January 2015. President, Stanley Security - Europe (2013). President, Stanley Security Solutions Europe and Executive Director Industrial & Automotive Repair (2012); President, Industrial & Automotive Repair (2009); President, Stanley Europe and President Directeur General, Facom (2007).
3/12/2010

Lee B. McChesney (43)
Chief Financial Officer-Global Tools & Storage since January 2015. Chief Financial Officer-CDIY (2010); Chief Financial Officer, MAS and Regional Executive, Stanley Security Solutions Asia (2009); Chief Financial Officer, Stanley Mechanical Access Solutions (2007); Chief Financial Officer, Stanley Security Solutions (2006).
7/23/2014

Jaime Ramirez (47)
Senior Vice President & President, Global Emerging Markets, since October 2012. President, Construction & DIY, Latin America (2010); Vice President and General Manager – Latin America, Power Tools & Accessories, The Black & Decker Corporation (2008); Vice President and General Manager – Andean Region The Black & Decker Corporation (2007).
3/12/2010

Ben S. Sihota (56)
President, Emerging Markets Group since March 2010. Vice President and President-Asia/Pacific, Power Tools & Accessories, The Black & Decker Corporation (2006); President-Asia, Power Tools & Accessories, The Black & Decker Corporation (2000).
3/12/2010

JoAnna L. Sohovich (43)	President, Stanley Engineered Fastening since January 2015. Global President, IAR (2012); President, IAR North America (2011); President, Security & Communications Honeywell International (2010).	7/23/2014

Steven J. Stafstrom (56)
Vice President, Operations-Global Tools & Storage since January 2015. Vice President, Operations, CDIY & Emerging Markets (2012). Vice President Global Operations, CDIY (2010); Vice President, Operations, Consumer Tools & Storage (2005).
12/6/2012

William S. Taylor (59)
President, Power Tools-Global Tools and Storage since January 2015. President, Fastening & Accessories (2012). President, Professional Power Tools & Products (2010); Vice President-Global Product Development of the Industrial Products Group, The Black & Decker Corporation (2009); Vice President-Industrial Products Group Product Development, The Black & Decker Corporation (2008); Vice President/General Manager Industrial Accessories Business, The Black & Decker Corporation (2008); Vice President and General Manager Woodworking Tools, The Black & Decker Corporation (2005).
3/12/2010

Joseph Voelker (59)
Senior Vice President, Human Resources, since April 1, 2013. VP Human Resources (2009); VP Human Resources - ITG/Corporate Staff (2006); VP Human Resources - Tools Group/Operations (2004); HR Director, Tools Group (2003); HR Director, Operations (1999).
4/1/2013

John H. Wyatt (56)
President, Sales & Marketing-Global Tools & Storage since January 2015. President, Construction & DIY, Europe and ANZ (2012). President, Construction & DIY, EMEA (2010); President-Europe, Middle East, and Africa, Power Tools and Accessories, The Black & Decker Corporation (2008); Vice President-Consumer Products (Europe, Middle East and Africa), The Black & Decker Corporation (2006).
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
EQUITY COMPENSATION PLAN INFORMATION
Compensation plans under which the Company’s equity securities are authorized for issuance at January 3, 2015 follow:

	(A)		(B)		(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options and stock awards		Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	9,812,696	(1)	$67.01	(2)	12,450,629	(3)
Equity compensation plans not approved by security holders (4)	—		—		—
Total	9,812,696		$67.01		12,450,629	(3)

(1)
Consists of 7,324,081 shares underlying outstanding stock options (whether vested or unvested) with a weighted average exercise price of $67.01 and a weighted average term of 5.95 years; 2,342,516 shares underlying time-vesting restricted stock units that have not yet vested and the maximum number of shares that will be issued pursuant to outstanding long term performance awards if all established goals are met; and 146,099 of shares earned but related to which participants elected deferral of delivery. All stock-based compensation plans are discussed in Note J, Capital Stock, of the Notes to Consolidated Financial Statements in Item 8.

(2)
There is no cost to the recipient for shares issued pursuant to time-vesting restricted stock units or long term performance awards. Because there is no strike price applicable to these stock awards they are excluded from the weighted-average exercise price which pertains solely to outstanding stock options.

(3)
Consists of 2,286,365 of shares available for purchase under the employee stock purchase plan ("ESPP") at the election of employees and 10,164,264 securities available for future grants by the board of directors under stock-based compensation plans.

(4)
U.S. employees are eligible to contribute from 1% to 25% of their salary to a qualified tax deferred savings plan as described in the Employee Stock Ownership Plan ("ESOP") section of Item 8 Note L, Employee Benefit Plans, to the Consolidated Financial Statements of this Form 10-K.  The Company contributes an amount equal to one half of the employee contribution up to the first 7% of salary.  There is a non-qualified tax deferred savings plan for highly compensated salaried employees which mirrors the qualified plan provisions, but was not specifically approved by security holders.  Eligible highly compensated salaried U.S. employees are eligible to contribute from 1% to 50% of their salary to the non-qualified tax deferred savings plan.  The same matching arrangement was provided for highly compensated salaried employees in the non-qualified plan, to the extent the match was not fully met in the qualified plan, except that the arrangement for these employees is outside of the ESOP, and is not funded in advance of distributions. For both qualified and non-qualified plans, the investment of the employee’s contribution and the Company’s contribution is controlled by the employee and may include an election to invest in Company stock. Shares of the Company’s common stock may be issued at the time of a distribution from the qualified plan. The number of securities remaining available for issuance under the plans at January 3, 2015 is not determinable, since the plans do not authorize a maximum number of securities.

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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Index to documents filed as part of this report:
1. and 2. Financial Statements and Financial Statement Schedules.
The response to this portion of Item 15 is submitted as a separate section of this report beginning with an index thereto on page 48.
3. Exhibits
See Exhibit Index in this Form 10-K on page 105.
(b) See Exhibit Index in this Form 10-K on page 105.
(c) The response in this portion of Item 15 is submitted as a separate section of this Form 10-K with an index thereto beginning on page 48.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANLEY BLACK & DECKER, INC.

By:	/s/ John F. Lundgren
John F. Lundgren, Chairman and Chief Executive Officer

Date:	February 19, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John F. Lundgren	Chairman and Chief Executive Officer	February 19, 2015
John F. Lundgren

/s/ Donald Allan, Jr.	Senior Vice President and Chief Financial Officer	February 19, 2015
Donald Allan, Jr.

/s/ Jocelyn S. Belisle	Chief Accounting Officer	February 19, 2015
Jocelyn S. Belisle

*	Director	February 19, 2015
Andrea J. Ayers

*	Director	February 19, 2015
George W. Buckley

*	Director	February 19, 2015
Patrick D. Campbell

*	Director	February 19, 2015
Carlos M. Cardoso

*	Director	February 19, 2015
Robert B. Coutts

*	Director	February 19, 2015
Debra A. Crew

*	Director	February 19, 2015
Benjamin H. Griswold, IV

*	Director	February 19, 2015
Anthony Luiso

*	Director	February 19, 2015
Marianne M. Parrs

*	Director	February 19, 2015
Robert L. Ryan

*By: /s/ Bruce H. Beatt
Bruce H. Beatt (As Attorney-in-Fact)

FORM 10-K
ITEM 15(a) (1) AND (2)
STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Schedule II — Valuation and Qualifying Accounts is included in Item 15 (page 49).
Management’s Report on Internal Control Over Financial Reporting (page 50).
Report of Independent Registered Public Accounting Firm — Financial Statement Opinion (page 51).
Report of Independent Registered Public Accounting Firm — Internal Control Opinion (page 52).
Consolidated Statements of Operations — fiscal years ended January 3, 2015, December 28, 2013, and December 29, 2012 (page 53).
Consolidated Statements of Comprehensive Income (Loss) — fiscal years ended January 3, 2015, December 28, 2013, and December 29, 2012 (page 54).
Consolidated Balance Sheets — January 3, 2015 and December 28, 2013 (page 55).
Consolidated Statements of Cash Flows — fiscal years ended January 3, 2015, December 28, 2013, and December 29, 2012 (page 56).
Consolidated Statements of Changes in Shareowners’ Equity — fiscal years ended January 3, 2015, December 28, 2013, and December 29, 2012 (page 57).
Notes to Consolidated Financial Statements (page 58).
Selected Quarterly Financial Data (Unaudited) (page 103).
Consent of Independent Registered Public Accounting Firm (Exhibit 23).

All other schedules are omitted because either they are not applicable or the required information is shown in the financial statements or the notes thereto.

Schedule II — Valuation and Qualifying Accounts
Stanley Black & Decker, Inc. and Subsidiaries
Fiscal years ended January 3, 2015, December 28, 2013, and December 29, 2012
(Millions of Dollars)

		ADDITIONS
	Beginning Balance	Charged to Costs and Expenses	Charged To Other Accounts(b)	(a) Deductions	Ending Balance
Allowance for Doubtful Accounts:
Year Ended 2014	$64.4	$20.9	$(8.3)	$(16.3)	$60.7
Year Ended 2013	$58.7	$14.2	$5.2	$(13.7)	$64.4
Year Ended 2012	$53.3	$11.9	$12.3	$(18.8)	$58.7
Tax Valuation Allowance:
Year Ended 2014 (c)	$549.7	$90.0	$(16.3)	$(71.5)	$551.9
Year Ended 2013	$545.2	$3.8	$14.6	$(13.9)	$549.7
Year Ended 2012	$297.5	$309.6	$(6.8)	$(55.1)	$545.2

(a)	With respect to the allowance for doubtful accounts, deductions represent amounts charged-off less recoveries of accounts previously charged-off.

(b)	Amounts represent the impact of foreign currency translation, acquisitions and net transfers to/from other accounts.

(c)	Refer to Note Q, Income Taxes, of the Notes to Consolidated Financial Statements in Item 8 for further discussion.
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
Management has assessed the effectiveness of Stanley Black & Decker Inc.’s internal control over financial reporting as of January 3, 2015. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework). Management concluded that based on its assessment, Stanley Black & Decker, Inc.’s internal control over financial reporting was effective as of January 3, 2015. Ernst & Young LLP, Registered Public Accounting Firm included in this annual report, has issued an attestation report on the registrant’s internal control over financial reporting, a copy of which appears on page 52.

/s/ John F. Lundgren
John F. Lundgren, Chairman and Chief Executive Officer

/s/ Donald Allan Jr.
Donald Allan Jr., Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stanley Black & Decker, Inc.
We have audited the accompanying consolidated balance sheets of Stanley Black & Decker, Inc. and subsidiaries (the “Company”) as of January 3, 2015 and December 28, 2013, and the related consolidated statements of operations, comprehensive income (loss), cash flows and shareowners' equity for each of the three fiscal years in the period ended January 3, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at January 3, 2015 and December 28, 2013, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended January 3, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Hartford, CT
February 19, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stanley Black & Decker, Inc.
We have audited Stanley Black & Decker, Inc.’s and subsidiaries (the “Company’s”) internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of January 3, 2015 and December 28, 2013, and the related consolidated statements of operations, comprehensive income (loss), cash flows and shareowners' equity for each of the three fiscal years in the period ended January 3, 2015 of the Company and our report dated February 19, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young, LLP
Hartford, CT
February 19, 2015

Consolidated Statements of Operations
Fiscal years ended January 3, 2015, December 28, 2013, and December 29, 2012
(In Millions of Dollars, Except Per Share Amounts)

	2014	2013	2012
Net Sales	$11,338.6	$10,889.5	$10,022.4
Costs and Expenses
Cost of sales	$7,235.9	$6,985.8	$6,365.1
Selling, general and administrative	2,575.0	2,676.4	2,462.5
Provision for doubtful accounts	20.9	14.2	11.9
Other-net	239.7	283.9	296.3
Restructuring charges and asset impairments	18.8	173.7	174.1
(Gain) loss on debt extinguishment	(0.1)	20.6	45.5
Interest income	(13.6)	(12.8)	(10.1)
Interest expense	177.2	160.1	144.0
	$10,253.8	$10,301.9	$9,489.3
Earnings from continuing operations before income taxes	1,084.8	587.6	533.1
Income taxes on continuing operations	227.1	68.6	75.8
Earnings from continuing operations	$857.7	$519.0	$457.3
Less: Net earnings (loss) attributable to non-controlling interests	0.5	(1.0)	(0.8)
Net earnings from continuing operations attributable to common shareowners	$857.2	$520.0	$458.1
(Loss) earnings from discontinued operations before income taxes (including pretax gain on HHI sale of $384.7 million in 2012)	(104.0)	(43.0)	497.9
Income tax (benefit) expense on discontinued operations (including income taxes associated with the gain on HHI sale of $25.8 million in 2012)	(7.7)	(13.3)	72.2
Net (loss) earnings from discontinued operations	$(96.3)	$(29.7)	$425.7
Net Earnings Attributable to Common Shareowners	$760.9	$490.3	$883.8
Basic earnings (loss) per share of common stock:
Continuing operations	$5.49	$3.35	$2.81
Discontinued operations	(0.62)	(0.19)	2.61
Total basic earnings per share of common stock	$4.87	$3.16	$5.41
Diluted earnings (loss) per share of common stock:
Continuing operations	$5.37	$3.28	$2.75
Discontinued operations	(0.60)	(0.19)	2.55
Total diluted earnings per share of common stock	$4.76	$3.09	$5.30
See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income (Loss)
Fiscal years ended January 3, 2015, December 28, 2013, and December 29, 2012
(In Millions of Dollars)

	2014	2013	2012
Net earnings	$760.9	$490.3	$883.8
Other comprehensive (loss) income:
Currency translation adjustment and other	(726.3)	(99.9)	116.8
Unrealized gains (losses) on cash flow hedges, net of tax	26.4	16.2	(17.6)
Unrealized gains (losses) on net investment hedges, net of tax	39.6	(13.5)	(30.5)
Pension losses, net of tax	(110.9)	(13.8)	(107.5)
Other comprehensive loss	$(771.2)	$(111.0)	$(38.8)
Comprehensive (loss) income attributable to common shareowners	$(10.3)	$379.3	$845.0

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
January 3, 2015 and December 28, 2013
(Millions of Dollars)

	2014	2013
Assets
Current Assets
Cash and cash equivalents	$496.6	$496.2
Accounts and notes receivable, net	1,396.7	1,578.5
Inventories, net	1,562.7	1,473.3
Prepaid expenses	180.5	170.6
Assets held for sale	29.5	136.9
Other current assets	282.8	161.1
Total Current Assets	3,948.8	4,016.6
Property, Plant and Equipment, net	1,454.1	1,478.6
Goodwill	7,275.5	7,562.7
Customer Relationships, net	938.9	1,163.9
Trade Names, net	1,668.6	1,703.3
Other Intangible Assets, net	144.2	170.1
Other Assets	419.0	439.9
Total Assets	$15,849.1	$16,535.1
Liabilities and Shareowners’ Equity
Current Liabilities
Short-term borrowings	$1.6	$392.7
Current maturities of long-term debt	5.9	9.9
Accounts payable	1,579.2	1,552.9
Accrued expenses	1,221.9	1,219.5
Liabilities held for sale	23.4	61.0
Total Current Liabilities	2,832.0	3,236.0
Long-Term Debt	3,839.8	3,799.4
Deferred Taxes	992.7	899.7
Post-retirement Benefits	749.9	744.0
Other Liabilities	922.8	975.5
Commitments and Contingencies (Notes R and S)	—	—
Shareowners’ Equity
Stanley Black & Decker, Inc. Shareowners’ Equity
Preferred stock, without par value: Authorized and unissued 10,000,000 shares	—	—
Common stock, par value $2.50 per share: Authorized 300,000,000 shares in 2014 and 2013 Issued 176,902,738 shares in 2014 and 2013	442.3	442.3
Retained earnings	3,926.3	3,484.9
Additional paid in capital	4,727.1	4,878.6
Accumulated other comprehensive loss	(1,270.2)	(499.0)
ESOP	(43.6)	(53.2)
	7,781.9	8,253.6
Less: common stock in treasury (19,777,288 shares in 2014 and 21,423,508 shares in 2013)	(1,352.8)	(1,454.4)
Stanley Black & Decker, Inc. Shareowners’ Equity	6,429.1	6,799.2
Non-controlling interests	82.8	81.3
Total Shareowners’ Equity	6,511.9	6,880.5
Total Liabilities and Shareowners’ Equity	$15,849.1	$16,535.1
See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Fiscal years ended January 3, 2015, December 28, 2013, and December 29, 2012
(Millions of Dollars)

	2014	2013	2012
Operating Activities:
Net earnings attributable to common shareowners	$760.9	$490.3	$883.8
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	263.4	238.0	237.9
Amortization of intangibles	186.4	203.3	207.4
Inventory step-up amortization	—	15.4	6.3
Pretax loss (gain) on sales of businesses	6.3	(14.0)	(384.7)
Pretax (gain) loss on debt extinguishment	(0.1)	20.6	45.5
Asset impairments	63.1	40.9	10.8
Stock-based compensation expense	57.1	66.4	89.7
Provision for doubtful accounts	22.1	13.7	11.3
Deferred tax expense (benefit)	42.4	(135.7)	(50.4)
Income tax settlements	(5.3)	0.9	(49.0)
Debt-fair value amortization	(1.1)	(5.1)	(18.3)
Other non-cash items	12.5	2.8	(28.5)
Changes in operating assets and liabilities:
Accounts receivable	81.6	11.3	(55.2)
Inventories	(175.9)	(101.9)	11.4
Accounts payable	71.7	105.0	109.1
Deferred revenue	12.8	(1.1)	(17.6)
Other current assets	25.8	13.5	(151.7)
Long-term receivables	(13.2)	(11.8)	(15.2)
Other long-term assets	39.2	29.1	(145.5)
Accrued expenses	59.7	(156.0)	24.2
Defined benefit liabilities	(155.0)	(110.2)	(107.0)
Other long-term liabilities	(58.5)	152.6	351.9
Net cash provided by operating activities	1,295.9	868.0	966.2
Investing Activities:
Capital expenditures	(291.0)	(340.3)	(372.9)
Proceeds from sales of assets	15.4	4.0	9.6
Business acquisitions, net of cash acquired	(3.2)	(933.9)	(707.3)
(Payments) proceeds from sales of businesses, net of cash sold	(3.9)	93.5	1,260.6
(Payments) proceeds for net investment hedge settlements	(61.4)	3.6	5.8
Other	(38.1)	(25.3)	(13.1)
Net cash (used in) provided by investing activities	(382.2)	(1,198.4)	182.7
Financing Activities:
Payments on long-term debt	(46.6)	(302.2)	(1,422.3)
Proceeds from debt issuance	—	726.7	1,523.5
Net short-term (repayments) borrowings	(391.0)	388.7	(19.0)
Stock purchase contract fees	(16.4)	(3.2)	(3.2)
Purchase of common stock for treasury	(28.2)	(39.2)	(1,073.9)
Cash settlement on forward stock purchase contract	—	18.8	—
Payment on forward share purchase contract	—	(350.0)	—
Net premium paid on equity option	—	(83.2)	(29.5)
Premium paid on debt extinguishment	—	(42.8)	(91.0)
Termination of interest rate swaps	(33.4)	—	58.2
Termination of forward starting interest rate swaps	—	—	(102.6)
Proceeds from issuances of common stock	71.3	154.6	126.4
Cash dividends on common stock	(321.3)	(312.7)	(304.0)
Other	(0.6)	—	—
Net cash (used in) provided by financing activities	(766.2)	155.5	(1,337.4)
Effect of exchange rate changes on cash	(147.1)	(44.9)	(2.4)
Increase (decrease) in cash and cash equivalents	0.4	(219.8)	(190.9)
Cash and cash equivalents, beginning of year	496.2	716.0	906.9
Cash and cash equivalents, end of year	$496.6	$496.2	$716.0
See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareowners’ Equity
Fiscal years ended January 3, 2015, December 28, 2013, and December 29, 2012
(Millions of Dollars, Except Per Share Amounts)

	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	ESOP	Treasury Stock	Non- Controlling Interests	Shareowners’ Equity
Balance December 31, 2011	$440.7	$4,581.3	$2,707.3	$(349.2)	$(68.5)	$(308.0)	$63.2	$7,066.8
Net earnings			883.8				(0.8)	883.0
Other comprehensive loss				(38.8)				(38.8)
Cash dividends declared — $1.80 per share			(293.8)				(1.0)	(294.8)
Issuance of common stock		(52.7)				161.4		108.7
Convertible equity-hedge share receipt		46.9				(46.9)		—
Delivery to Convertible note holder	1.6	(1.6)						—
Net premium paid on equity option		(29.5)						(29.5)
Repurchase of common stock (12,613,068 shares)		(170.0)				(903.9)		(1,073.9)
Non-controlling interest buyout		(8.3)					(13.3)	(21.6)
Non-controlling interests of acquired businesses							11.9	11.9
Stock-based compensation related		89.7						89.7
Tax benefit related to stock options exercised		17.7						17.7
ESOP and related tax benefit			2.2		5.7			7.9
Balance December 29, 2012	$442.3	$4,473.5	$3,299.5	$(388.0)	$(62.8)	$(1,097.4)	$60.0	$6,727.1
Net earnings			490.3				(1.0)	489.3
Other comprehensive loss				(111.0)				(111.0)
Cash dividends declared — $1.98 per share			(307.1)					(307.1)
Issuance of common stock		(115.6)				250.1		134.5
Settlement of forward share repurchase contract		350.0				(350.0)		—
Equity units — non-cash stock contract fees		(40.2)						(40.2)
Equity units — offering fees		(9.2)						(9.2)
Net premium paid on equity option		(83.2)						(83.2)
Repurchase of common stock (2,225,732 shares)		217.9				(257.1)		(39.2)
Non-controlling interest buyout		(1.1)					(15.2)	(16.3)
Non-controlling interests of acquired businesses							37.5	37.5
Stock-based compensation related		66.4						66.4
Tax benefit related to stock options exercised		20.1						20.1
ESOP and related tax benefit			2.2		9.6			11.8
Balance December 28, 2013	$442.3	$4,878.6	$3,484.9	$(499.0)	$(53.2)	$(1,454.4)	$81.3	$6,880.5
Net earnings			760.9				0.5	761.4
Other comprehensive loss				(771.2)				(771.2)
Cash dividends declared — $2.04 per share			(321.3)					(321.3)
Issuance of common stock		(69.4)				129.8		60.4
Forward obligation to purchase treasury shares		(150.0)						(150.0)
Repurchase of common stock (340,576 shares)						(28.2)		(28.2)
Non-controlling interest buyout							(0.6)	(0.6)
Non-controlling interests of acquired businesses							1.6	1.6
Stock-based compensation related		57.1						57.1
Tax benefit related to stock options exercised		10.8						10.8
ESOP and related tax benefit			1.8		9.6			11.4
Balance January 3, 2015	$442.3	$4,727.1	$3,926.3	$(1,270.2)	$(43.6)	$(1,352.8)	$82.8	$6,511.9

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

A. SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION — The Consolidated Financial Statements include the accounts of Stanley Black & Decker, Inc. and its majority-owned subsidiaries (collectively the “Company”) which require consolidation, after the elimination of intercompany accounts and transactions. The Company’s fiscal year ends on the Saturday nearest to December 31. There were 53 weeks in the fiscal year 2014 and 52 weeks in the fiscal years 2013 and 2012.
During the fourth quarter of 2014, the Company classified the Security segment’s Spain and Italy operations as held for sale based on management's intention to sell these businesses. In the third quarter of 2013, the Company classified two small businesses within the Security and Industrial segments as held for sale based on management's intention to sell these businesses. These businesses were sold in 2014. In December 2012, the Company sold its Hardware & Home Improvement business ("HHI"), including the residential portion of Tong Lung Metal Industry Co. ("Tong Lung"), to Spectrum Brands Holdings, Inc. ("Spectrum") for approximately $1.4 billion in cash. The purchase and sale agreement stipulated that the sale occur in a First and Second Closing. The First Closing, which excluded the residential portion of the Tong Lung business, occurred on December 17, 2012 and resulted in an after-tax gain of $358.9 million. The Second Closing, in which the residential portion of the Tong Lung business was sold for $93.5 million in cash, occurred on April 8, 2013 and resulted in an after-tax gain of $4.7 million. The operating results of the above businesses have been reported as discontinued operations in the Consolidated Financial Statements. Amounts previously reported have been reclassified to conform to this presentation in accordance with ASC 205, "Presentation of Financial Statements," to allow for meaningful comparison of continuing operations. The Consolidated Balance Sheets as of January 3, 2015 and December 28, 2013 aggregate amounts associated with discontinued operations as described above. Refer to Note T, Discontinued Operations, for further discussion.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates. Certain amounts reported in the previous years have been reclassified to conform to the 2014 presentation.
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
GOODWILL AND INTANGIBLE ASSETS — Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Intangible assets acquired are recorded at estimated fair value. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are tested for impairment annually during the third quarter, and at any time when events suggest an impairment more likely than not has occurred. Beginning in 2013, the Company adopted ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU 2011-08 permits companies to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. In performing the qualitative assessment, the Company identifies and considers the significance of relevant key factors, events, and circumstances that could affect the fair value of each reporting unit. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as actual and planned financial performance. The Company also assesses changes in each reporting unit's fair value and carrying amount since the most recent date a fair value measurement was performed. Under the two-step quantitative goodwill impairment test, if applicable, the fair value of the reporting unit is compared to its respective carrying amount including goodwill. To estimate fair value of reporting units under the two-step quantitative approach, the Company uses assumptions about future cash flows based on long-range strategic plans. This approach incorporates many assumptions including future growth rates, discount factors and tax rates. In the event the carrying amount of a reporting unit exceeds its fair value, an impairment loss would be recognized to the extent the carrying amount of the reporting unit's goodwill exceeded the implied fair value of the goodwill. The qualitative assessments and quantitative analyses are completed separately with respect to the goodwill of each of the Company’s reporting units.
Indefinite-lived intangible assets are tested for impairment by comparing the carrying amounts to the current fair market values, usually determined by the estimated cost to lease the assets from third parties. Intangible assets with definite lives are amortized over their estimated useful lives generally using an accelerated method. Under this accelerated method, intangible assets are amortized reflecting the pattern over which the economic benefits of the intangible assets are consumed. Definite-lived intangible assets are also evaluated for impairment when impairment indicators are present. If the carrying amount exceeds the total undiscounted future cash flows, a discounted cash flow analysis is performed to determine the fair value of the asset. If the carrying amount of the asset were to exceed the fair value, it would be written down to fair value. No significant goodwill or other intangible asset impairments were recorded during 2014, 2013 or 2012, with the exception of the goodwill and intangible assets related to the Security segment's Spain & Italy operations which were classified as held for sale in the fourth quarter of 2014. Refer to Note T, Discontinued Operations, for further discussion.

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
Multiple Element Arrangements: Approximately eight percent of the Company’s revenues are generated from multiple element arrangements, primarily in the Security segment. When a sales agreement involves multiple elements, deliverables are separately identified and consideration is allocated based on their relative selling price in accordance with ASC 605-25, “Revenue Recognition — Multiple-Element Arrangements.”
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
The Company’s contract sales for the installation of security intruder systems and other construction-related projects are recorded under the percentage-of-completion method. Profits recognized on security contracts in process are based upon estimated contract revenue and related total cost of the project at completion. The extent of progress toward completion is generally measured using input methods based on labor metrics. Revisions to these estimates as contracts progress have the effect of increasing or decreasing profits each period. Provisions for anticipated losses are made in the period in which they become determinable. For certain short duration and less complex installation contracts, revenue is recognized upon contract completion and customer acceptance. The revenues for monitoring and monitoring-related services are recognized as services are rendered over the contractual period.
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
ADVERTISING COSTS — Television advertising is expensed the first time the advertisement airs, whereas other advertising is expensed as incurred. Advertising costs are classified in SG&A and amounted to $121.5 million in 2014, $121.1 million in 2013, and $121.4 million in 2012. Expense pertaining to cooperative advertising with customers reported as a reduction of Net sales was $206.5 million in 2014, $172.4 million in 2013, and $159.8 million in 2012. Cooperative advertising with customers classified as SG&A expense amounted to $6.2 million in 2014, $6.0 million in 2013, and $4.4 million in 2012.
SALES TAXES — Sales and value added taxes collected from customers and remitted to governmental authorities are excluded from Net sales reported in the Consolidated Statements of Operations.
SHIPPING AND HANDLING COSTS — The Company generally does not bill customers for freight. Shipping and handling costs associated with inbound freight are reported in Cost of sales. Shipping costs associated with outbound freight are reported as a reduction of Net sales and amounted to $226.2 million, $201.6 million, and $181.2 million in 2014, 2013, and 2012, respectively. Distribution costs are classified as SG&A and amounted to $243.2 million, $229.5 million and $202.5 million in 2014, 2013 and 2012, respectively.
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
NEW ACCOUNTING STANDARDS — In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20); Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items," which eliminates from GAAP the concept of extraordinary items stating that the concept causes uncertainty because it is unclear when an item should be considered both unusual and infrequent and that users do not find the classification and presentation necessary to identify those events and transactions. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted provided the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect this standard to have an impact on its consolidated financial statements upon adoption.
In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern," which requires management of a company to evaluate whether there is substantial doubt about the company’s ability to continue as a going concern. This ASU is effective for the annual reporting period ending after December 15, 2016, and for interim and annual reporting periods thereafter, with early adoption permitted. The Company does not expect this standard to have an impact on its consolidated financial statements upon adoption.

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

In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This ASU provides that a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The FASB's objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. New recurring disclosures are not required because the ASU does not affect the recognition or measurement of uncertain tax positions under ASC 740. This ASU was effective for reporting periods beginning after December 15, 2013 with early adoption permitted. The Company adopted this guidance during the first quarter of 2014. The adoption of this guidance did not have a material impact to the Company's consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This guidance applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. This standard update was effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The adoption of this guidance did not have an impact to the Company's consolidated financial statements.
In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." This standard requires additional disclosures regarding the reporting of reclassifications out of accumulated other comprehensive income (AOCI). This standard update was effective for reporting periods beginning after December 15, 2012. The Company adopted this guidance during the first quarter of 2013.
B. ACCOUNTS AND NOTES RECEIVABLE

(Millions of Dollars)	2014	2013
Trade accounts receivable	$1,204.6	$1,365.6
Trade notes receivable	136.4	141.5
Other accounts receivable	116.4	135.8
Gross accounts and notes receivable	1,457.4	1,642.9
Allowance for doubtful accounts	(60.7)	(64.4)
Accounts and notes receivable, net	$1,396.7	$1,578.5
Long-term trade notes receivable, net	$169.5	$156.3
Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries. Adequate reserves have been established to cover anticipated credit losses. Long-term trade financing receivables of $169.5 million and $156.3 million at January 3, 2015 and December 28, 2013, respectively, are reported within Other Assets in the Consolidated Balance Sheets. Financing receivables and long-term financing receivables are predominantly related to certain security equipment leases with commercial businesses. Generally, the Company retains legal title to any equipment leases and bears the right to repossess such equipment in an event of default. All financing receivables are interest bearing and the Company has not classified any financing receivables as held-for-sale. Interest income earned from financing receivables that are not delinquent is recorded on the effective interest method. The Company considers any financing receivable that has not been collected within 90 days of original billing date as past-due or delinquent. Additionally, the Company considers the credit quality of all past-due or delinquent financing receivables as nonperforming.
The Company extended the terms of its accounts receivable sale program to January 8, 2016. According to the terms of that program the Company is required to sell certain of its trade accounts receivables at fair value to a wholly owned, consolidated, bankruptcy-remote special purpose subsidiary (“BRS”). The BRS, in turn, must sell such receivables to a third-party financial institution (“Purchaser”) for cash and a deferred purchase price receivable. The Purchaser’s maximum cash investment in the receivables at any time is $100.0 million. The purpose of the program is to provide liquidity to the Company. The Company accounts for these transfers as sales under ASC 860 “Transfers and Servicing”. Receivables are derecognized from the Company’s Consolidated Balance Sheets when the BRS sells those receivables to the Purchaser. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred purchase price receivable. At January 3, 2015, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.
At January 3, 2015 and December 28, 2013, $100.3 million and $84.8 million, respectively, of net receivables were derecognized. Gross receivables sold amounted to $1,421.2 million ($1,260.1 million, net) for the year ended January 3, 2015 and $1,328.4 million ($1,151.4 million, net) for the year ended December 28, 2013. These sales resulted in a pre-tax loss of $3.6 million and $2.6 million for the years ended January 3, 2015 and December 28, 2013, respectively. These pre-tax losses include servicing fees of $0.6 million for both the years ended January 3, 2015 and December 28, 2013. Proceeds from transfers of receivables to the Purchaser totaled $1,262.1 million and $1,142.0 million for the years ended January 3, 2015 and December 28, 2013, respectively. Collections of previously sold receivables, including deferred purchase price receivables, and all fees, which are settled one month in arrears, resulted in payments to the Purchaser of $1,246.8 million and $1,136.5 million for the years ended January 3, 2015 and December 28, 2013, respectively.
The Company’s risk of loss following the sale of the receivables is limited to the deferred purchase price receivable, which was $21.7 million at January 3, 2015 and $37.3 million at December 28, 2013. The deferred purchase price receivable will be repaid in cash as receivables are collected, generally within 30 days, and as such the carrying value of the receivable recorded approximates fair value. Delinquencies and credit losses on receivables sold were $0.3 million for the year ended January 3, 2015 and $1.0 million for the year ended December 28, 2013. Cash inflows related to the deferred purchase price receivable totaled $400.6 million for the year ended January 3, 2015 and $370.0 million for the year ended December 28, 2013. All cash flows under the program are reported as a component of changes in accounts receivable within operating activities in the Consolidated Statements of Cash Flows since all the cash from the Purchaser is either: 1) received upon the initial sale of the receivable; or 2) from the ultimate collection of the underlying receivables and the underlying receivables are not subject to significant risks, other than credit risk, given their short-term nature.

C. INVENTORIES

(Millions of Dollars)	2014	2013
Finished products	$1,105.0	$1,075.5
Work in process	141.4	122.9
Raw materials	316.3	274.9
Total	$1,562.7	$1,473.3
Net inventories in the amount of $600.4 million at January 3, 2015 and $440.2 million at December 28, 2013 were valued at the lower of LIFO cost or market. If the LIFO method had not been used, inventories would have been $34.9 million higher than reported at January 3, 2015 and $40.9 million higher than reported at December 28, 2013.

D. PROPERTY, PLANT AND EQUIPMENT

(Millions of Dollars)	2014	2013
Land	$136.3	$141.4
Land improvements	34.9	34.2
Buildings	542.8	537.1
Leasehold improvements	89.8	86.3
Machinery and equipment	1,895.9	1,835.8
Computer software	381.0	376.8
Property, plant & equipment, gross	$3,080.7	$3,011.6
Less: accumulated depreciation and amortization	(1,626.6)	(1,533.0)
Property, plant & equipment, net	$1,454.1	$1,478.6
Depreciation and amortization expense associated with property, plant and equipment was as follows:

(Millions of Dollars)	2014	2013	2012
Depreciation	$229.5	$208.7	$210.6
Amortization	33.9	29.3	27.3
Depreciation and amortization expense	$263.4	$238.0	$237.9

The amounts above are inclusive of depreciation and amortization expense for discontinued operations amounting to $2.7 million in 2014, $2.8 million in 2013 and $22.8 million in 2012.
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

The Infastech acquisition has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. The following table summarizes the estimated fair values of major assets acquired and liabilities assumed:

(Millions of Dollars)
Cash and cash equivalents	$82.0
Accounts and notes receivable, net	117.3
Inventories, net	86.7
Prepaid expenses and other current assets	5.3
Property, plant and equipment, net	46.0
Trade names	22.0
Customer relationships	251.0
Technology	28.0
Other assets	3.4
Accounts payable	(99.0)
Accrued expenses	(52.6)
Deferred taxes	(68.6)
Other liabilities	(42.8)
Total identifiable net assets	$378.7
Goodwill	529.7
Total consideration transferred	$908.4

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

Four smaller acquisitions were completed during 2013 for a total purchase price of $40.9 million, net of cash acquired, which have been integrated into each of the Company’s three segments.
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

Five smaller acquisitions were completed during 2012 for a total purchase price of $236.7 million. The largest of these acquisitions were Lista North America (“Lista”), which was purchased for $89.7 million, net of cash acquired, and Tong Lung, in which the Company purchased an 89% controlling share for $102.8 million, net of cash acquired, and assumed $20.1 million of short term debt. In January 2013, the Company purchased the remaining outstanding shares of Tong Lung for approximately $12 million. Lista's storage and workbench solutions complement the Industrial & Automotive Repair division's tool, storage, radio frequency identification ("RFID")-enabled systems, and specialty supply product and service offerings. Tong Lung manufactures and sells commercial and residential locksets. The residential portion of the business was part of the December 2012 HHI sale and closed on April 8, 2013. Refer to Note T, Discontinued Operations, for further discussion. Lista was purchased in the first quarter of 2012 and is part of the Industrial segment. Tong Lung was purchased in the third quarter of 2012 and is part of the Security segment. The purchase accounting for these acquisitions is complete.
ACTUAL AND PRO-FORMA IMPACT FROM ACQUISITIONS
Actual Impact from Acquisitions
The Company did not complete any acquisitions during 2014. As such, there was no impact from new acquisitions on the Company's Consolidated Statements of Operations for the year ended January 3, 2015.
Pro-forma Impact from Acquisitions
The following table presents supplemental pro-forma information for continuing operations for the year ended December 28, 2013 as if the Infastech, GQ, and other 2013 acquisitions had occurred on January 2, 2012. This pro-forma information includes acquisition-related charges. The pro-forma consolidated results are not necessarily indicative of what the Company’s consolidated net sales and net earnings would have been had the Company completed these acquisitions on January 2, 2012. In addition, the pro-forma consolidated results do not reflect the actual or expected realization of any cost savings associated with the acquisitions.

(Millions of Dollars, except per share amounts)	Year-to-Date 2013
Net sales	$11,001.5
Net earnings attributable to common shareowners	550.9
Diluted earnings per share-continuing operations	3.47

The 2013 pro-forma results were calculated by combining the results of Stanley Black & Decker with the stand-alone results of the 2013 acquisitions for their respective pre-acquisition periods. The following adjustments were made to account for certain costs which would have been incurred during these pre-acquisition periods:

•
Elimination of the historical pre-acquisition intangible asset amortization expense and the addition of intangible asset amortization expense related to intangibles valued as part of the purchase price allocation that would have been incurred from December 31, 2012 to December 28, 2013.

•
Because the 2013 acquisitions were assumed to occur on January 2, 2012, there were no deal costs or inventory step-up amortization factored into the 2013 pro-forma year, as such expenses would have occurred in the first year following the acquisition.

F. GOODWILL AND INTANGIBLE ASSETS
GOODWILL — The changes in the carrying amount of goodwill by segment are as follows:

(Millions of Dollars)	CDIY	Industrial	Security	Total
Balance December 28, 2013	$2,951.2	$2,026.0	$2,585.5	$7,562.7
Acquisition adjustments	24.5	48.9	1.1	74.5
Foreign currency translation and other	(99.0)	(79.0)	(183.7)	(361.7)
Balance January 3, 2014	$2,876.7	$1,995.9	$2,402.9	$7,275.5

As required by the Company's policy, goodwill and indefinite-lived trade names were tested for impairment in the third quarter of 2014.  The Company assessed the fair values of two of its reporting units utilizing a discounted cash flow valuation model as had been done in previous years and determined that, for each of the two reporting units, the fair values exceeded the respective carrying amounts. The key assumptions used were discount rates and perpetual growth rates applied to cash flow projections. Also inherent in the discounted cash flow valuations were near-term revenue growth rates over the next five years. These assumptions contemplated business, market and overall economic conditions. The fair values of indefinite-lived trade names were also assessed using a discounted cash flow valuation model. The key assumptions used included discount rates, royalty rates and perpetual growth rates applied to projected sales.

For the remaining four reporting units, the Company determined qualitatively that it was not more-likely-than-not that goodwill was impaired, and thus, the two-step goodwill impairment test was not required.  In making this determination, the Company considered the significant excess of fair value over carrying amount as calculated in the most recent quantitative analysis performed in conjunction with the 2012 annual impairment test, favorable results of the 2013 impairment test, positive 2014 industry performance versus prior year, analyst multiples and other positive qualitative information, all of which indicated that it is more-likely-than-not that the fair values of the four reporting units were greater than the respective carrying amounts. Based on this evaluation of internal and external qualitative factors, the Company concluded that the two-step goodwill impairment test was not required for these four reporting units.

INTANGIBLE ASSETS — Intangible assets at January 3, 2015 and December 28, 2013 were as follows:

	2014		2013
(Millions of Dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets — Definite lives
Patents and copyrights	$52.8	$(43.9)	$56.3	$(44.3)
Trade names	165.7	(89.6)	168.5	(79.4)
Customer relationships	1,832.0	(893.1)	1,947.2	(783.3)
Other intangible assets	275.6	(140.3)	281.0	(122.9)
Total	$2,326.1	$(1,166.9)	$2,453.0	$(1,029.9)
Total indefinite-lived trade names are $1,592.5 million at January 3, 2015 and $1,614.2 million at December 28, 2013. The change in value is due to currency fluctuations.

Aggregate intangible assets amortization expense by segment was as follows:

(Millions of Dollars)	2014	2013	2012
CDIY	$33.3	$37.7	$35.9
Industrial	73.8	74.0	58.3
Security	79.3	91.6	113.2
Consolidated	$186.4	$203.3	$207.4
The amounts above are inclusive of amortization expense for discontinued operations amounting to $2.9 million in 2014 and $4.2 million in 2013 and $22.2 million in 2012.
Future amortization expense in each of the next five years amounts to $171.4 million for 2015, $158.1 million for 2016, $149.1 million for 2017, $139.6 million for 2018, $123.5 million for 2019 and $416.5 million thereafter.

G. ACCRUED EXPENSES
Accrued expenses at January 3, 2015 and December 28, 2013 were as follows:

(Millions of Dollars)	2014	2013
Payroll and related taxes	$282.7	$272.5
Income and other taxes	139.2	86.3
Customer rebates and sales returns	71.3	78.9
Insurance and benefits	77.2	85.2
Accrued restructuring costs	97.6	191.5
Derivative financial instruments	95.0	66.6
Warranty costs	69.2	76.4
Deferred revenue	84.4	75.8
Other	305.3	286.3
Total	$1,221.9	$1,219.5
H. LONG-TERM DEBT AND FINANCING ARRANGEMENTS
Long-term debt and financing arrangements at January 3, 2015 and December 28, 2013 follow:

(Millions of Dollars)	Interest Rate	2014	2013
Notes payable due 2018 (junior subordinated)	2.25%	$345.0	$345.0
Notes payable due 2018 (junior subordinated)	4.25%	632.5	632.5
Notes payable due 2021	3.40%	403.9	382.2
Notes payable due 2022	2.90%	753.8	799.4
Notes payable due 2028	7.05%	166.0	147.7
Notes payable due 2040	5.20%	362.1	317.4
Notes payable due 2052 (junior subordinated)	5.75%	750.0	750.0
Notes payable due 2053 (junior subordinated)	5.75%	398.7	400.0
Other, payable in varying amounts through 2021	0.00% - 6.62%	33.7	35.1
Total long-term debt, including current maturities		$3,845.7	$3,809.3
Less: Current maturities of long-term debt		(5.9)	(9.9)
Long-term debt		$3,839.8	$3,799.4

Aggregate annual principal maturities of long-term debt for each of the years from 2015 to 2019 are $5.6 million, $4.9 million, $4.2 million, $980.8 million, $4.8 million, respectively, and $2,865.2 million thereafter. These maturities represent the principal amounts to be paid and accordingly exclude the remaining $14.3 million of unamortized fair value adjustments made in purchase accounting, which increased the Black & Decker note payable due 2028, as well as a loss of $34.1 million pertaining to fair value adjustments and unamortized interest rate swap termination gains on interest rate swaps as described in Note I, Derivative Financial Instruments. Interest paid during 2014, 2013 and 2012 amounted to $181.5 million, $172.6 million and $166.9 million, respectively.

In December 2013, the Company remitted $351.8 million to the Trustee for the redemption of the $300 million of Black & Decker Corporation 5.75% senior notes due 2016.  The additional $51.8 million deposited with the Trustee was to ensure that the Trustee would have sufficient funds to redeem the notes in full under the related indenture on the specified redemption date under any and all circumstances.  Upon receipt of the funds, the Company’s obligations with respect to the notes and the related indenture were discharged and therefore, the notes were no longer an obligation of the Company.  At December 28, 2013, of the $51.8 million paid, the Company had recorded a $42.8 million pre-tax loss related to the anticipated redemption premium and $9.0 million receivable.  The loss was offset by gains of $11.9 million related to the release of fair value adjustments made in purchase accounting, $8.1 million from the recognition of gains on previously terminated derivatives and $2.2 million of accrued interest, resulting in a net pre-tax loss of $20.6 million. On January 24, 2014, the Trustee formally discharged the notes for a redemption value of $342.8 million, inclusive of accrued interest and paid the Company the $9.0 million receivable.
In December 2013, the Company issued $400.0 million aggregate principal amount of 5.75% fixed-to-floating rate junior subordinated debentures maturing December 15, 2053 (“2053 Junior Subordinated Debentures”). The 2053 Junior Subordinated Debentures bears interest at a fixed rate of 5.75% per annum, payable semi-annually in arrears to, but excluding December 15, 2018. From and including December 15, 2018, the 2053 Junior Subordinated Debentures will bear interest at an annual rate equal to three-month LIBOR plus 4.304% payable quarterly in arrears. The 2053 Junior Subordinated Debentures are unsecured and rank subordinate and junior in right of payment to all of the Company’s existing and future senior debt. The 2053 Junior Subordinated Debentures rank equally in right of payment with all of the Company’s other unsecured junior subordinated debt. The Company received proceeds from the offering of $392.0 million, net of $8.0 million of underwriting discounts and commissions, before offering expenses. The Company used the net proceeds primarily to repay commercial paper borrowings. The Company may, so long as there is no event of default with respect to the debentures, defer interest payments on the debentures, from time to time, for one or more Optional Deferral Periods (as defined in the indenture governing the 2053 Junior Subordinated Debentures) of up to five consecutive years. Deferral of interest payments cannot extend beyond the maturity date of the debentures. The 2053 Junior Subordinated Debentures include an optional redemption provision whereby the Company may elect to redeem the debentures, in whole or in part, at a "make-whole" premium based on United States Treasury rates, plus accrued and unpaid interest if redeemed before December 15, 2018, or at 100% of their principal amount plus accrued and unpaid interest if redeemed after December 15, 2018. In addition, the Company may redeem the debentures in whole, but not in part, before December 15, 2018, if certain changes in tax laws, regulations or interpretations occur at 100% of their principal amount plus accrued and unpaid interest.
In December 2013, the Company also issued 3,450,000 Equity Units, each with a stated value of $100 and received approximately $334.7 million in cash proceeds, as described in greater detail below.
In November 2012, the Company issued $800 million of senior unsecured term notes, maturing on November 1, 2022 (“2022 Term Notes”) with fixed interest payable semi-annually, in arrears, at a rate of 2.90% per annum. The 2022 Term Notes are unsecured and rank equally with all of the Company's existing and future unsecured and unsubordinated debt. The Company received net proceeds of $793.9 million which reflects a discount of $0.7 million and $5.4 million of underwriting expenses and other fees associated with the transaction. The Company used the net proceeds from the offering for general corporate purposes, including repayment of short term borrowings. The 2022 Term Notes include a Change of Control provision that would apply should a Change of Control event (as defined in the Indenture governing the 2022 Term Notes) occur. The Change of Control provision states that the holders of the Term Notes may require the Company to repurchase, in cash, all of the outstanding 2022 Term Notes for a purchase price at 101.0% of the original principal amount, plus any accrued and unpaid interest outstanding up to the repurchase date. In December 2014, the Company repurchased $45.7 million of the 2022 Term Notes and paid $45.3 million cash and recognized a net pre-tax gain of less than $0.1 million after expensing $0.3 million of related loan discount costs and deferred financing fees. At January 3, 2015, the Company's carrying value includes $0.5 million of unamortized discount.
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
At January 3, 2015, the Company's carrying value of its $400.0 million notes payable due 2021 includes a loss of $8.5 million pertaining to the fair value adjustment of fixed-to-floating interest rate swaps, $12.7 million pertaining to the unamortized gain on previously terminated swaps and a $0.3 million unamortized discount on the notes.
At January 3, 2015, the Company's carrying value on its $150.0 million notes payable due 2028 includes gains of $1.7 million pertaining to the fair value adjustment of the fixed-to-floating interest rate swaps and $14.3 million associated with fair value adjustments made in purchase accounting.
At January 3, 2015, the Company's carrying value of its $400.0 million notes payable due in 2040 includes $37.7 million pertaining to the unamortized loss on previously terminated fixed-to-floating interest rate swaps and a $0.2 million unamortized discount on the notes.
At January 3, 2015, the Company's carrying value of its $400.0 million 2053 Junior Subordinated Debentures includes a $1.3 million loss pertaining to the fair value adjustment of the fixed-to-floating interest rate swaps.
Unamortized gains and fair value adjustments associated with interest rate swaps are more fully discussed in Note I, Derivative Financial Instruments.
Commercial Paper and Credit Facilities
At January 3, 2015, the Company had no commercial paper borrowings outstanding and at December 28, 2013, the Company had $368.0 million of commercial paper borrowings outstanding against the Company’s $2.0 billion commercial paper program.

In June 2013, the Company terminated its four year $1.2 billion committed credit facility with the concurrent execution of a new five year $1.5 billion committed credit facility (the “Credit Agreement”). Borrowings under the Credit Agreement may include U.S. Dollars up to the $1.5 billion commitment or in Euro or Pounds Sterling subject to a foreign currency sub-limit of $400.0 million and bear interest at a floating rate dependent upon the denomination of the borrowing. Repayments must be made on June 27, 2018 or upon an earlier termination date of the Credit Agreement, at the election of the Company. The Credit Agreement is designated to be a liquidity back-stop for the Company's $2.0 billion commercial paper program. As of January 3, 2015, the Company has not drawn on this commitment. In June 2014, the Company's $500 million 364 day committed credit facility (the "Facility") expired. The Facility was designated to be part of a liquidity back-stop for the Company's commercial paper program. Following an evaluation of the Company's liquidity position, the Company elected not to negotiate a new 364 day committed credit facility.
In addition, the Company has short-term lines of credit that are primarily uncommitted, with numerous banks, aggregating $670.5 million, of which $568.2 million was available at January 3, 2015. Short-term arrangements are reviewed annually for renewal.
At January 3, 2015, the aggregate amount of committed and uncommitted, long- and short-term lines was $2.7 billion, of which $1.6 million was recorded as short-term borrowings at January 3, 2015 excluding commercial paper borrowings outstanding. In addition, $102.3 million of the short-term credit lines was utilized primarily pertaining to outstanding letters of credit for which there are no required or reported debt balances. The weighted average interest rates on short-term borrowings, primarily commercial paper, for the fiscal years ended January 3, 2015 and December 28, 2013 were 0.2% and 0.3%, respectively.

Equity Units

In December 2013, the Company issued 3,450,000 Equity Units (the “Equity Units”), each with a stated value of $100. The Equity Units are initially comprised of a 1/10, or 10%, undivided beneficial ownership in a $1,000 principal amount 2.25% junior subordinated note due 2018 (the “2018 Junior Subordinated Note”) and a forward common stock purchase contract (the “Equity Purchase Contract”). The Company received approximately $334.7 million in cash proceeds from the Equity Units, net of underwriting discounts and commissions, before offering expenses, and recorded $345.0 million in long-term debt. The proceeds were used primarily to repay commercial paper borrowings. The Company also used $9.7 million of the proceeds to enter into capped call transactions utilized to hedge potential economic dilution as described in more detail below.

Equity Purchase Contracts:

Each Equity Purchase Contract obligates the holders to purchase, on November 17, 2016, for a price of $100, between 1.0122 and 1.2399 shares of the Company’s common stock (subject to customary anti-dilution adjustments) or approximately 3.5 to 4.3 million common shares, respectively. As of January 3, 2015, due to customary anti-dilution provisions, the settlement rate on the Equity Units Stock was 1.0126 (equivalent to a conversion price of approximately $98.75 per common share). If a fundamental change occurs, in certain circumstances, the number of shares of common stock deliverable upon settlement of the Equity Purchase Contracts will be increased by a make-whole amount, resulting in the issuance of a maximum of approximately 6.1 million shares of common stock. Upon settlement of the Equity Purchase Contracts on November 17, 2016, the Company expects to receive additional cash proceeds of $345.0 million. The Junior Subordinated 2018 Notes, described further below, are initially pledged as collateral to secure the holders’ obligations to purchase the Company’s common stock under the terms of the Equity Purchase Contracts. Equity Purchase Contract holders may elect to settle their obligations under the Equity Purchase Contracts early, in cash.

Holders of the Equity Purchase Contracts are paid contract adjustment payments (“Contract Adjustment Payments”) at a rate of 4.00% per annum, payable quarterly in arrears on February 17, May 17, August 17 and November 17 of each year, commencing February 17, 2014. The $40.2 million present value of the Contract Adjustment Payments reduced Shareowners’ Equity upon issuance of the Equity Units and a related liability for the present value of the cash payments of $40.2 million was recorded. As each quarterly Contract Adjustment Payment is made, the related liability is reduced and the difference between the cash payment and the present value of the Contract Adjustment Payment of approximately $0.6 million is accreted to interest expense over the three year term. As of January 3, 2015, the present value of the Contract Adjustment Payments was $27.3 million.

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

Interest expense of $7.8 million and $0.7 million was recorded for 2014 and 2013, respectively, related to the contractual interest coupon on the 2018 Junior Subordinated Notes based upon the 2.25% annual rate.

Capped Call Transactions:

In order to offset the potential economic dilution associated with the common shares issuable upon settlement of the Equity Purchase Contracts, the Company entered into capped call transactions with a major financial institution (the “counterparty”). The capped call transactions cover, subject to customary anti-dilution adjustments, the number of shares equal to the number of shares issuable upon settlement of the Equity Purchase Contracts at the 1.0122 minimum settlement rate. The capped call transactions have a term of approximately three years and initially had a lower strike price of $98.80, which corresponds to the minimum settlement rate of the Equity Purchase Contracts, and an upper strike price of $112.91, which is approximately 40% higher than the closing price of the Company's common stock on November 25, 2013, and are subject to customary anti-dilution adjustments. With respect to the impact on the Company, the capped call transactions and Equity Units, when taken together, result in the economic equivalent of having the conversion price on Equity Units at $112.86, the upper strike of the capped call as of January 3, 2015. The Company paid $9.7 million of cash to fund the cost of the capped call transactions, which was recorded as a reduction of Shareowners’ Equity. The capped call transactions may be settled by net share settlement or, at the Company’s option and subject to certain conditions, cash settlement, physical settlement or modified physical settlement (in which case the number of shares the Company will receive will be reduced by a number of shares based on the excess, if any, of the volume-weighted average price of its common stock, as measured under the terms of the capped call transactions, over the upper strike price of the capped call transactions). If the capped call transactions are exercised and the volume-weighted average price per share of common stock, as measured under the terms of the capped call transactions, is greater than the lower strike price of the capped call transactions but not greater than the upper strike price of the capped call transactions, then the value the Company expects to receive from the capped call counterparties will be generally based on the amount of such excess. As a result, the capped call transactions may offset the potential dilution upon settlement of the Equity Purchase Contracts. If, however, the volume-weighted average price per share of common stock, as measured under the terms of the capped call transactions, exceeds the upper strike price of the capped call transactions, the value the Company expects to receive upon settlement of the capped call transactions (or portions thereof) will be approximately equal to (x) the excess of the upper strike price of the capped call transactions over the lower strike price of the capped call transactions times (y) the number of shares of common stock relating to the capped call transactions (or the portions thereof) being exercised, in each case as determined under the terms of the capped call transactions. As a result, the dilution mitigation under the capped call transactions will be limited based on such capped value. See Note J, Capital Stock - Other Equity Arrangements, for further details on the capped call transactions.
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

Holders of the Purchase Contracts are paid contract adjustment payments (“contract adjustment payments”) at a rate of 0.50% per annum, payable quarterly in arrears on February 17, May 17, August 17 and November 17 of each year, commencing February 17, 2011. The $14.9 million present value of the contract adjustment payments reduced Shareowners’ Equity at inception. As each quarterly contract adjustment payment is made, the related liability will be relieved with the difference between the cash payment and the present value of the contract adjustment payment recorded as interest expense (at inception approximately $0.9 million accretion over the five year term). At January 3, 2015 the liability reported for the contract adjustment payments amounted to $3.0 million. The Company has the right to defer the payment of contract adjustment payments until no later than the Purchase Contract settlement date or the triggered early settlement date (each as described below), as applicable. Any deferred contract adjustment payments will accrue additional contract adjustment payments at the rate of 4.75% per year until paid, compounded quarterly.
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
Following the issuance of Convertible Preferred Stock upon settlement of a holder’s Purchase Contracts, a holder of Convertible Preferred Stock may, at its option, at any time and from time to time, convert some or all of its outstanding shares of Convertible Preferred Stock as described below at a conversion rate of 1.3333 shares of the Company’s common stock per share of Convertible Preferred Stock (subject to customary anti-dilution adjustments), which is equivalent to an initial conversion price of approximately $75.00 per share of common stock. At January 3, 2015, the conversion rate on the Convertibles Units was 1.3684 (equivalent to a conversion price set at $73.08 per common share). If a fundamental change occurs, in certain circumstances the conversion rate may be adjusted by a fundamental change make-whole premium.
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
Notes:
The $632.5 million principal amount of the Notes is due November 17, 2018. At maturity, the Company is obligated to repay the principal in cash. The Notes bear interest at an initial rate of 4.25% per annum, initially payable quarterly in arrears on February 17, May 17, August 17 and November 17 of each year, commencing February 17, 2011, subject to the Company’s right to defer interest payments. The Notes are the Company’s direct, unsecured general obligations and are initially subordinated and junior in right of payment to the Company’s existing and future senior indebtedness. The Notes initially rank equally in right of payment with all of the Company’s other junior subordinated debt. The Notes are initially pledged as collateral to guarantee the obligations of holders of Purchase Contracts to purchase Convertible Preferred Stock. The Notes will be released from that pledge arrangement (1) following a successful remarketing, (2) following the substitution of cash to purchase certain treasury unit collateral, (3) following the substitution of cash during certain periods prior to the final remarketing period or triggered remarketed period for the Notes, (4) following the early settlement of the Purchase Contracts or (5) following certain events of bankruptcy, insolvency or reorganization. The unamortized deferred issuance cost of the Notes was $3.3 million at January 3, 2015. The remaining unamortized balance will be recorded to interest expense through the Notes maturity in November 2018.
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
Interest expense of $26.9 million was recorded for each of 2014, 2013 and 2012, related to the contractual interest coupon on the Notes based upon the 4.25% annual rate.
Equity Option:
In order to offset the common shares that may be deliverable upon conversion of shares of Convertible Preferred Stock, the Company entered into capped call transactions (equity options) with certain major financial institutions (the “capped call counterparties”). The capped call transactions cover, subject to anti-dilution adjustments, the number of shares of common stock equal to the number of shares of common stock underlying the maximum number of shares of Convertible Preferred Stock issuable upon settlement of the Purchase Contracts. Each of the capped call transactions had an original term of approximately five years and initially has a lower strike price of $75.00, which corresponds to the initial conversion price of the Convertible Preferred Stock, and an upper strike price of $97.95, which is approximately 60% higher than the closing price of the common stock on November 1, 2010. At January 3, 2015, the capped call transactions had an adjusted lower strike price of $73.08 and an adjusted upper strike price of $95.44. The Company paid $50.3 million of cash to fund the cost of the capped call transactions, which was recorded as a reduction of Shareowners’ Equity. The capped call transactions may be settled by net share settlement or, at the Company’s option and subject to certain conditions, cash settlement, physical settlement or modified physical settlement (in which case the number of shares the Company will receive will be reduced by a number of shares based on the excess, if any, of the volume-weighted average price of its common stock, as measured under the terms of the capped call transactions, over the upper strike price of the capped call transactions). If the capped call transactions are exercised and the volume-weighted average price per share of common stock, as measured under the terms of the capped call transactions, is greater than the lower strike price of the capped call transactions but not greater than the upper strike price of the capped call transactions, then the value the Company expects to receive from the capped call counterparties will be generally based on the amount of such excess. As a result, the capped call transactions may offset the potential dilution upon conversion of the Convertible Preferred Stock. If, however, the volume-

weighted average price per share of common stock, as measured under the terms of the capped call transactions, exceeds the upper strike price of the capped call transactions, the value the Company expects to receive upon the exercise of the capped call transactions (or portions thereof) will be approximately equal to (x) the excess of the upper strike price of the capped call transactions over the lower strike price of the capped call transactions times (y) the number of shares of common stock relating to the capped call transactions (or the portions thereof) being exercised, in each case as determined under the terms of the capped call transactions. As a result, the dilution mitigation under the capped call transactions will be limited based on such capped value.

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
A summary of the fair value of the Company’s derivatives recorded in the Consolidated Balance Sheets at January 3, 2015 and December 28, 2013 follows (in millions):

	Balance Sheet Classification	2014	2013	Balance Sheet Classification	2014	2013
Derivatives designated as hedging instruments:
Interest Rate Contracts Cash Flow	LT other assets	—	—	LT other liabilities	$34.3	—
Interest Rate Contracts Fair Value	Other current assets	13.2	21.7	Accrued expenses	1.1	3.3
	LT other assets	—	—	LT other liabilities	19.1	139.3
Foreign Exchange Contracts Cash Flow	Other current assets	43.3	3.7	Accrued expenses	1.7	0.3
Net Investment Hedge	Other current assets	75.4	1.4	Accrued expenses	0.1	52.6
		$131.9	$26.8		$56.3	$195.5
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$12.3	$64.9	Accrued expenses	$92.1	$10.4
	LT other assets	—	—	LT other liabilities	—	6.4
		$12.3	$64.9		$92.1	$16.8
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
In 2014 and 2013, significant cash flows related to derivatives including those that are separately discussed in Cash Flow Hedges, Fair Value Hedges and Net Investment Hedges below resulted in net cash paid of $14.6 million and cash received of $27.4 million, respectively.
CASH FLOW HEDGES — There was a $50.9 million and a $77.3 million after-tax loss as of January 3, 2015 and December 28, 2013, respectively, reported for cash flow hedge effectiveness in Accumulated other comprehensive loss. An after-tax gain of $12.6 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next twelve months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies and interest rates through the maturity dates.

The tables below detail pre-tax amounts reclassified from Accumulated other comprehensive income (loss) into earnings for active derivative financial instruments during the periods in which the underlying hedged transactions affected earnings for the twelve months ended January 3, 2015 and December 28, 2013 (in millions):

Year-to-date 2014 (In millions)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Interest Rate Contracts	$(34.3)	Interest Expense	$—	$—
Foreign Exchange Contracts	$40.6	Cost of sales	$0.2	$—

Year-to-date 2013 (In millions)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Foreign Exchange Contracts	$5.1	Cost of sales	$(3.4)	$—
* Includes ineffective portion and amount excluded from effectiveness testing on derivatives.
For 2014 and 2013, the hedged items’ impact to the Consolidated Statement of Operations was a loss of $0.2 million and a gain of $3.4 million, respectively, in Cost of Sales. There was no impact related to the interest rate contracts’ hedged items for any period presented.
During 2014, 2013 and 2012, an after-tax loss of $7.5 million, $11.7 million and $2.9 million, respectively, was reclassified from Accumulated other comprehensive income (loss) into earnings (inclusive of the gain/loss amortization on terminated derivative financial instruments) during the periods in which the underlying hedged transactions affected earnings.
Interest Rate Contracts: The Company enters into interest rate swap agreements in order to obtain the lowest cost source of funds within a targeted range of variable to fixed-rate debt proportions. As of January 3, 2015, the Company had $400 million of forward starting swaps outstanding which were executed in 2014. The objective of the hedges is to offset the expected variability on future payments associated with the interest rate on debt instruments expected to be issued in 2018. Gains or losses on the swaps are recorded in Accumulated other comprehensive loss and will be subsequently reclassified into earnings as the future interest expense is recognized in earnings or as ineffectiveness occurs. At December 28, 2013, all interest rate swaps designated as cash flow hedges were terminated as discussed below.
In 2012, the Company terminated forward starting interest rate swaps with an aggregate notional amount of $400 million fixing 10 years of interest payments at 4.78%. The objective of the hedges was to offset the expected variability on future payments associated with the interest rate on debt instruments. The terminations resulted in cash payments of $102.6 million, which were recorded in Accumulated other comprehensive loss and will be amortized to earnings over future periods. The cash flows stemming from the termination of such interest rate swaps designated as cash flow hedges are presented within financing activities in the Consolidated Statements of Cash Flows.
Foreign Currency Contracts
Forward Contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from subsidiaries with non-US dollar functional currencies which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases and sales of inventory. Gains and losses reclassified from Accumulated other comprehensive loss for the effective and ineffective portions of the hedge as well as any amounts excluded from effectiveness testing are recorded in Cost of sales. Gains and losses incurred after a hedge has been de-designated are not recorded in Accumulated other comprehensive income (loss), but are recorded directly to the Consolidated Statements of Operations in Other-net. At January 3, 2015, the notional value of the forward currency contracts outstanding was $369.5 million, maturing on various dates through 2015. At December 28, 2013, the notional value of the forward currency contracts outstanding was $270.1 million, maturing on various dates in 2014.
Purchased Option Contracts: The Company and its subsidiaries enter into various inter-company transactions whereby the notional values are denominated in currencies other than the functional currencies of the party executing the trade. In order to better match the cash flows of its inter-company obligations with cash flows from operations, the Company enters into purchased option contracts. Gains and losses reclassified from Accumulated other comprehensive income (loss) for the effective and ineffective portions of the hedge as well as any amounts excluded from effectiveness testing are recorded in Cost of sales. At January 3, 2015, the notional value of option contracts outstanding was $185.0 million, maturing on various dates through 2015. As of December 28, 2013, the notional value of purchased option contracts was $120.0 million, maturing on various dates in 2014.
FAIR VALUE HEDGES
Interest Rate Risk: In an effort to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, the Company enters into interest rate swaps. In 2014, the Company entered into interest rate swaps on the first five years of the Company's $400 million 5.75% notes due 2053. In 2012, the Company entered into interest rate swaps with notional values which equaled the Company's$400 million 3.40% notes due 2021 and $150 million 7.05% notes due 2028. These interest rate swaps effectively converted the Company's fixed rate debt to floating rate debt based on LIBOR, thereby hedging the fluctuation in fair value resulting from changes in interest rates.
Previously, the Company entered into interest rate swaps related to certain of its notes payable which were subsequently terminated as discussed below.
In 2014, the Company terminated $400 million of interest rate swaps hedging the Company's $400 million 5.20% notes due 2040. These terminations resulted in cash payments of $33.4 million and the resulting loss of $38.9 million was deferred and will be amortized to earnings over the life of the remaining notes.
In 2012, the Company terminated interest rates swaps with notional values equal to the Company's $300 million 4.75% notes due in 2014, $300 million 5.75% notes due in 2016, $200 million 4.90% notes due in 2012, $250 million 6.15% notes due in 2013 and $400 million 3.40% notes due in 2021. These terminations resulted in cash receipts of $58.2 million. The resulting gain of $44.7 million was deferred and will be amortized to earnings over the remaining life of the notes.
In 2013, the Company repurchased the $300 million 5.75% notes due in 2016 and, as a result, $8.1 million of the previously deferred gain was recognized in earnings at that time. In 2012, the Company repurchased the $250 million 6.15% notes due in 2013 and $300 million 4.75% notes due in 2014 and, as a result, $11.1 million of the previously deferred gain was recognized in earnings at that time.
The changes in fair value of the interest rate swaps during the period were recognized in earnings as well as the offsetting changes in fair value of the underlying notes. The notional value of open contracts was $950.0 million as of both January 3, 2015 and December 28, 2013. A summary of the fair value adjustments relating to these swaps is as follows (in millions):

	Year-to-Date 2014		Year-to-Date 2013
Income Statement Classification	Gain/(Loss) on Swaps*	Gain /(Loss) on Borrowings	Gain/(Loss) on Swaps*	Gain /(Loss) on Borrowings
Interest Expense	$123.5	$(123.9)	$(141.0)	$141.0
* Includes ineffective portion and amount excluded from effectiveness testing on derivatives.
In addition to the fair value adjustments in the table above, the net swap accruals for each period and amortization of the gains on terminated swaps are also reported as a reduction of interest expense and totaled $19.2 million and $31.4 million for 2014 and 2013, respectively. Interest expense on the underlying debt was $54.6 million and $44.7 million for 2014 and 2013, respectively.
NET INVESTMENT HEDGES
Foreign Exchange Contracts: The Company utilizes net investment hedges to offset the translation adjustment arising from re-measurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive loss were losses of $37.2 million and $76.8 million at January 3, 2015 and December 28, 2013, respectively. As of January 3, 2015, the Company had foreign exchange contracts that mature on various dates through 2015 with notional values totaling $1.3 billion outstanding hedging a portion of its British pound sterling, Mexican peso, Japanese yen, and Canadian dollar denominated net investment. As of December 28, 2013, the Company had foreign exchange contracts maturing on various dates through 2014 with notional values totaling $979.0 million outstanding hedging a portion of its pound sterling denominated net investment. For the year ended January 3, 2015 and December 28, 2013, maturing foreign exchange contracts resulted in net cash paid of $61.4 million and net cash receipts of $3.6 million, respectively. Gains and losses on net investment hedges remain in Accumulated other comprehensive income (loss) until disposal of the underlying assets. The pre-tax gain or loss from fair value changes was as follows (in millions):

	Year-to-Date 2014			Year-to-Date 2013
Income Statement Classification	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement
Other-net	$64.0	$—	$—	$(21.8)	$—	$—
*Includes ineffective portion and amount excluded from effectiveness testing.
UNDESIGNATED HEDGES
Foreign Exchange Contracts: Currency swaps and foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the contracts outstanding at January 3, 2015 was $1.9 billion of forward contracts maturing on various dates through 2015. As of January 3, 2015, there were no currency swaps as the Company terminated its currency swap in July 2014, resulting in a cash payment of $0.5 million. The total notional amount of the contracts outstanding at December 28, 2013 was $2.2 billion of forward contracts and $107.7 million in currency swaps, maturing on various dates through 2014. The income statement impacts related to derivatives not designated as hedging instruments for 2014 and 2013 are as follows (in millions):

Derivatives Not Designated as Hedging Instruments under ASC 815	Income Statement Classification	Year-to-Date 2014 Amount of Gain (Loss) Recorded in Income on Derivative	Year-to-Date 2013 Amount of Gain (Loss) Recorded in Income on Derivative
Foreign Exchange Contracts	Other-net	$(75.1)	$39.6
J. CAPITAL STOCK
EARNINGS PER SHARE — The following table reconciles net earnings attributable to common shareowners and the weighted average shares outstanding used to calculate basic and diluted earnings per share for the fiscal years ended January 3, 2015, December 28, 2013, and December 29, 2012.

Earnings per Share Computation:

	2014	2013	2012
Numerator (in millions):
Net earnings from continuing operations attributable to common shareowners	$857.2	$520.0	$458.1
Net (loss) earnings from discontinued operations	(96.3)	(29.7)	425.7
Net earnings attributable to common shareowners	$760.9	$490.3	$883.8
Less: Earnings attributable to participating restricted stock units (“RSU’s”)	—	0.2	1.2
Net Earnings — basic	$760.9	$490.1	$882.6
Net Earnings — diluted	$760.9	$490.3	$883.8

	2014	2013	2012
Denominator (in thousands):
Basic earnings per share –– weighted-average shares	156,090	155,237	163,067
Dilutive effect of stock options and awards	3,647	3,539	3,634
Diluted earnings per share –– weighted-average shares	159,737	158,776	166,701

	2014	2013	2012
Earnings (loss) per share of common stock:
Basic earnings (loss) per share of common stock:
Continuing operations	$5.49	$3.35	$2.81
Discontinued operations	(0.62)	(0.19)	2.61
Total basic earnings per share of common stock	$4.87	$3.16	$5.41
Diluted earnings (loss) per share of common stock:
Continuing operations	$5.37	$3.28	$2.75
Discontinued operations	(0.60)	(0.19)	2.55
Total dilutive earnings per share of common stock	$4.76	$3.09	$5.30
The following weighted-average stock options and warrants were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	2014	2013	2012
Number of stock options	634	307	1,825
Number of stock warrants	—	—	3,419
During August and September 2012, 4,938,624 stock warrants expired which were associated with the $320.0 million convertible notes that matured in May 2012. No shares were issued upon their expiration as the warrants were out of the money.

As described in detail below, under "Other Equity Arrangements", the Company issued Equity Units comprised of $345.0 million of Notes and Equity Purchase Contracts, which obligate the holders to purchase on November 17, 2016, for $100, between 1.0122 and 1.2399 shares of the Company’s common stock. The shares related to the Equity Purchase Contracts were anti-dilutive during 2014. Upon the November 17, 2016 settlement date, the Company will issue approximately 3.5 to 4.3 million shares of common stock, subject to customary anti-dilution adjustments, and expects to receive additional cash proceeds of $345.0 million.

As of January 3, 2015 and December 28, 2013, there were no shares related to stock warrants included in the calculation of diluted earnings per share as the warrants expired in the third quarter of 2012.

COMMON STOCK SHARE ACTIVITY — Common stock share activity for 2014, 2013 and 2012 was as follows:

	2014	2013	2012
Outstanding, beginning of year	155,479,230	159,952,027	169,046,961
Shares issued, other	—	—	814,693
Issued from treasury	1,986,796	3,828,056	3,344,163
Returned to treasury	(340,576)	(8,300,853)	(13,253,790)
Outstanding, end of year	157,125,450	155,479,230	159,952,027
Shares subject to the forward share purchase contract	(1,603,822)	—	(5,581,400)
Outstanding, less shares subject to the forward share purchase contract	155,521,628	155,479,230	154,370,627
In October 2014, the Company entered into a forward share purchase contract on its common stock. The contract obligates the Company to pay $150.0 million, plus an additional amount related to the forward component of the contract, to the financial institution counterparty not later than October 2016, or earlier at the Company’s option, for the 1,603,822 shares purchased. The reduction of common shares outstanding was recorded at the inception of the forward share purchase contract and factored into the calculation of weighted average shares outstanding at that time.
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
In 2011, the Company entered into a forward share purchase contract on its common stock. The contract obligated the Company to pay $350.0 million, plus an additional amount related to the forward component of the contract, to the financial institution counterparty not later than August 2013, or earlier at the Company’s option, for the 5,581,400 shares purchased. The reduction of common shares outstanding was recorded at the inception of the forward share purchase contract and factored into the calculation of weighted average shares outstanding at that time. The Company elected to prepay the forward share purchase contract for $362.7 million in January 2013. In August 2013, the Company physically settled the contract, receiving 5,581,400 shares and $18.8 million from the financial institution counterparty representing a purchase price adjustment. These shares have been reflected as "Returned to treasury" in the table above.
COMMON STOCK RESERVED — Common stock shares reserved for issuance under various employee and director stock plans at January 3, 2015 and December 28, 2013 are as follows:

	2014	2013
Employee stock purchase plan	2,286,365	2,414,509
Other stock-based compensation plans	10,164,264	13,143,201
Total shares reserved	12,450,629	15,557,710

PREFERRED STOCK PURCHASE RIGHTS — Each outstanding share of common stock has a 1 share purchase right. Each purchase right may be exercised to purchase one two-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $220.00, subject to adjustment. The rights, which do not have voting rights, expire on March 10, 2016, and may be redeemed by the Company at a price of $0.01 per right at any time prior to the tenth day following the public announcement that a person has acquired beneficial ownership of 15% or more of the outstanding shares of common stock. In the event that the Company is acquired in a merger or other business combination transaction, provision shall be made so that each holder of a right (other than a holder who is a 14.9%-or-more shareowner) shall have the right to receive, upon exercise thereof, that number of shares of common stock of the surviving Company having a market value equal to two times the exercise price of the right. Similarly, if anyone becomes the beneficial owner of more than 15% of the then outstanding shares of common stock (except pursuant to an offer for all outstanding shares of common stock which the independent directors have deemed to be fair and in the best interest of the Company), provision will be made so that each holder of a right (other than a holder who is a 14.9%-or-more shareowner) shall thereafter have the right to receive, upon exercise thereof, common stock (or, in certain circumstances, cash, property or other securities of the Company) having a market value equal to two times the exercise price of the right. At January 3, 2015, there were 155,521,628 outstanding rights.

STOCK-BASED COMPENSATION PLANS — The Company has stock-based compensation plans for salaried employees and non-employee members of the Board of Directors. The plans provide for discretionary grants of stock options, restricted stock units and other stock-based awards.
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
The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used to value grants made in 2014, 2013 and 2012.

	2014	2013	2012
Average expected volatility	27.0%	35.0%	35.6%
Dividend yield	2.2%	2.5%	2.8%
Risk-free interest rate	1.8%	1.6%	0.8%
Expected term	5.3 years	5.3 years	5.5 years
Fair value per option	$19.98	$20.70	$17.47
Weighted average vesting period	2.8 years	2.8 years	2.3 years
Stock Options:
The number of stock options and weighted-average exercise prices are as follows:

	2014		2013		2012
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of year	7,429,262	$61.69	9,056,493	$56.90	10,444,660	$52.47
Granted	983,750	95.18	961,250	79.72	1,106,075	70.66
Exercised	(953,940)	54.02	(2,414,697)	50.75	(2,258,598)	43.07
Forfeited	(134,991)	85.01	(173,784)	80.97	(235,644)	68.48
Outstanding, end of year	7,324,081	$67.01	7,429,262	$61.69	9,056,493	$56.90
Exercisable, end of year	5,146,400	$59.81	5,310,381	$57.10	5,515,617	$52.97
At January 3, 2015, the range of exercise prices on outstanding stock options was $30.03 to $95.18. Stock option expense was $16.5 million, $21.4 million and $26.6 million for the years ended January 3, 2015, December 28, 2013 and December 29, 2012, respectively. At January 3, 2015, the Company had $29.2 million of unrecognized pre-tax compensation expense for stock options. This expense will be recognized over the remaining vesting periods which are 2.7 years on a weighted average basis.
During 2014, the Company received $51.5 million in cash from the exercise of stock options. The related tax benefit from the exercise of these options is $10.6 million. During 2014, 2013 and 2012, the total intrinsic value of options exercised was $33.7 million, $72.0 million and $69.1 million, respectively. When options are exercised, the related shares are issued from treasury stock.

ASC 718, “Compensation — Stock Compensation,” requires the benefit arising from tax deductions in excess of recognized compensation cost to be classified as a financing cash flow. To quantify the recognized compensation cost on which the excess tax benefit is computed, both actual compensation expense recorded and pro-forma compensation cost reported in disclosures are considered. An excess tax benefit is generated on the extent to which the actual gain, or spread, an optionee receives upon exercise of an option exceeds the fair value determined at the grant date; that excess spread over the fair value of the option times the applicable tax rate represents the excess tax benefit. In 2014, 2013 and 2012, the Company reported $7.3 million, $15.2 million and $15.1 million, respectively, of excess tax benefits as a financing cash flow within the proceeds from issuance of common stock caption.
Outstanding and exercisable stock option information at January 3, 2015 follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Ranges	Options	Weighted- average Remaining Contractual Life	Weighted- average Exercise Price	Options	Weighted- average Remaining Contractual Life	Weighted- average Exercise Price
$35.00 and below	495,698	2.11	$30.78	495,698	2.11	$30.78
$35.01 — 50.00	260,943	4.09	48.60	260,943	4.09	48.60
$50.01 — higher	6,567,440	6.32	70.48	4,389,759	4.97	63.75
	7,324,081	5.95	$67.01	5,146,400	4.65	$59.81
Compensation cost for new grants is recognized on a straight-line basis over the vesting period. The expense for retirement eligible employees (those aged 55 and over and with 10 or more years of service) is recognized by the date they become retirement eligible, as such employees may retain their options for the 10 year contractual term in the event they retire prior to the end of the vesting period stipulated in the grant.
Employee Stock Purchase Plan:
The Employee Stock Purchase Plan (“ESPP”) enables eligible employees in the United States and Canada to subscribe at any time to purchase shares of common stock on a monthly basis at the lower of 85.0% of the fair market value of the shares on the grant date ($77.16 per share for fiscal year 2014 purchases) or 85.0% of the fair market value of the shares on the last business day of each month. A maximum of 6,000,000 shares are authorized for subscription. During 2014, 2013 and 2012, 128,144 shares, 172,259 shares and 222,123 shares respectively, were issued under the plan at average prices of $71.69, $58.59, and $49.15 per share, respectively and the intrinsic value of the ESPP purchases was $1.9 million, $3.7 million and $4.7 million, respectively. For 2014, the Company received $9.2 million in cash from ESPP purchases, and there is no related tax benefit. The fair value of ESPP shares was estimated using the Black-Scholes option pricing model. ESPP compensation cost is recognized ratably over the one-year term based on actual employee stock purchases under the plan. The fair value of the employees’ purchase rights under the ESPP was estimated using the following assumptions for 2014, 2013 and 2012, respectively: dividend yield of 2.5%, 2.5% and 2.4%; expected volatility of 25.0%, 28.0% and 34.0%; risk-free interest rates of 0.1% for all three years; and expected lives of one year. The weighted average fair value of those purchase rights granted in 2014, 2013 and 2012 was $17.10, $24.07 and $25.23, respectively. Total compensation expense recognized for ESPP amounted to $2.1 million for 2014, $4.3 million for 2013, and $5.5 million for 2012.
Restricted Share Units and Awards:
Compensation cost for restricted share units and awards, including restricted shares granted to French employees in lieu of RSU’s, (collectively “RSU’s”) granted to employees is recognized ratably over the vesting term, which varies but is generally 4 years. RSU grants totaled 559,955 shares, 368,059 shares and 445,958 shares in 2014, 2013 and 2012, respectively. The weighted-average grant date fair value of RSU’s granted in 2014, 2013 and 2012 was $93.67, $80.68 and $70.30 per share, respectively.
Total compensation expense recognized for RSU’s amounted to $26.0 million, $32.6 million and $34.8 million, in 2014, 2013 and 2012 respectively. The actual tax benefit received in the period the shares were delivered was $12.6 million. The excess tax benefit recognized was $3.5 million, $4.9 million, and $3.7 million in 2014, 2013 and 2012, respectively. As of January 3, 2015, unrecognized compensation expense for RSU’s amounted to $66.7 million and this cost will be recognized over a weighted-average period of 3.7 years.

A summary of non-vested restricted stock unit and award activity as of January 3, 2015, and changes during the twelve month period then ended is as follows:

	Restricted Share Units & Awards	Weighted Average Grant Date Fair Value
Non-vested at December 28, 2013	1,750,369	$68.19
Granted	559,955	93.67
Vested	(753,481)	85.55
Forfeited	(62,300)	79.11
Non-vested at January 3, 2015	1,494,543	$77.16
The total fair value of shares vested (market value on the date vested) during 2014, 2013 and 2012 was $64.5 million, $63.0 million and $37.8 million, respectively.
Non-employee members of the Board of Directors received restricted share-based grants which must be cash settled and accordingly mark-to-market accounting is applied. Additionally, the Board of Directors were granted restricted share units for which compensation expense of $1.1 million was recognized for 2014, 2013 and 2012.
Long-Term Performance Awards:
The Company has granted Long Term Performance Awards (“LTIPs”) under its 2009 and 2013 Long Term Incentive Plans to senior management employees for achieving Company performance measures. Awards are payable in shares of common stock, which may be restricted if the employee has not achieved certain stock ownership levels, and generally no award is made if the employee terminates employment prior to the payout date. LTIP grants were made in 2012, 2013 and 2014. Each grant has separate annual performance goals for each year within the respective three year performance period. Earnings per share and return on capital employed or cash flow return on investment represent 75% of the share payout of each grant. There is a third market-based element, representing 25% of the total grant, which measures the Company’s common stock return relative to peers over the performance period. The ultimate delivery of shares will occur in 2015, 2016 and 2017 for the 2012, 2013 and 2014 grants, respectively. Total payouts are based on actual performance in relation to these goals.
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
Expense recognized for these performance awards amounted to $11.4 million in 2014, $9.4 million in 2013, and $19.1 million in 2012. With the exception of the market-based award, in the event performance goals are not met, compensation cost is not recognized and any previously recognized compensation cost is reversed.
A summary of the activity pertaining to the maximum number of shares that may be issued is as follows:

	Share Units	Weighted Average Grant Date Fair Value
Non-vested at December 28, 2013	852,949	$71.70
Granted	299,150	75.13
Vested	(87,017)	68.97
Forfeited	(217,109)	69.50
Non-vested at January 3, 2015	847,973	$73.76

OTHER EQUITY ARRANGEMENTS

In November 2013, the Company purchased from certain financial institutions “out-of-the-money” capped call options on 12.2 million shares of its common stock (subject to customary anti-dilution adjustments) for an aggregate premium of $73.5 million, or an average of $6.03 per share. The purpose of the capped call options is to hedge the risk of stock price appreciation between the lower and upper strike prices of the capped call options. In accordance with ASC 815-40 the premium paid was recorded as a reduction of Shareowners’ equity. The contracts for the options provide that they may, at the Company’s election, subject to certain conditions, be cash settled, physically settled, modified-physically settled, or net-share settled (the default settlement method). The capped call options have various expiration dates ranging from July 2015 through September 2016 and initially had an average lower strike price of $86.07 and an average upper strike price of $106.56, subject to customary market adjustments. As of January 3, 2015, due to customary market adjustments, the lower and upper strike prices are $86.03 and $106.51. The aggregate fair value of the options at January 3, 2015 was $123.3 million. On February 10, 2015, the Company net-share settled 9.1 million of the 12.2 million capped call options on its common stock and received 911,077 shares using an average reference price of $96.46 per common share. Additionally, the Company purchased directly from the counterparties participating in the net-share settlement, 3,381,162 shares for $326.1 million, equating to an average price of $96.46 per share.

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
Equity Units and Capped Call Transactions

As described more fully in Note H, Long-Term Debt and Financing Arrangements, in December 2013, the Company issued Equity Units comprised of $345.0 million of Notes and Equity Purchase Contracts. The Equity Purchase Contracts obligate the holders to purchase on November 17, 2016, for $100, between 1.0122 and 1.2399 shares of the Company’s common stock, which are equivalent to an initial settlement price of $98.80 and $80.65, respectively, per share of common stock. As of January 3, 2015, due to customary anti-dilution provisions, the settlement rate on the Equity Units Stock was 1.0126 (equivalent to a conversion price of approximately$98.75 per common share). Upon the November 17, 2016 settlement date, the Company will issue approximately 3.5 to 4.3 million shares of common stock, subject to customary anti-dilution adjustments, and expects to receive additional cash proceeds of $345.0 million. If a fundamental change occurs, in certain circumstances, the number of shares of common stock deliverable upon settlement of the Equity Purchase Contracts will be increased by the make-whole amount, resulting in the issuance of a maximum of approximately 6.1 million shares of common stock. Holders may elect to settle their Equity Purchase Contracts early in cash prior to November 17, 2016.

Contemporaneously with the issuance of the Equity Units described above, the Company paid $9.7 million, or an average of $2.77 per option, to enter into capped call transactions on 3.5 million shares of common stock with a major financial institution. The purpose of the capped call transactions is to offset the potential economic dilution associated with the common shares issuable upon the settlement of the Equity Purchase Contracts. With respect to the impact on the Company, the capped call transactions and Equity Units, when taken together, result in the economic equivalent of having the conversion price on Equity Units at$112.86, the upper strike of the capped call (as of January 3, 2015). Refer to Note H, Long-Term Debt and Financing Arrangements. In accordance with ASC 815-40, the $9.7 million premium paid was recorded as a reduction to equity.

The capped call transactions cover, subject to customary anti-dilution adjustments, the number of shares equal to the number of shares issuable upon settlement of the Equity Purchase Contracts at the 1.0122 minimum settlement rate. The capped call transactions have a term of approximately three years and initially have a lower strike price of $98.80, which corresponds to the minimum settlement rate of the Equity Purchase Contracts, and an upper strike price of $112.91, which is approximately 40% higher than the closing price of the Company’s common stock on November 25, 2013, and are subject to customary anti-dilution adjustments. The capped call transactions may be settled by net share settlement (the default settlement method) or, at the Company’s option and subject to certain conditions, cash settlement, physical settlement or modified physical settlement. The aggregate fair value of the options at January 3, 2015 was $15.8 million.
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

Following the issuance of Convertible Preferred Stock upon settlement of a holder’s Purchase Contracts, a holder of Convertible Preferred Stock may, at its option, at any time and from time to time, convert some or all of its outstanding shares of Convertible Preferred Stock at a conversion rate of 1.3333 shares of the Company’s common stock per share of Convertible Preferred Stock (subject to customary anti-dilution provisions), which is equivalent to an initial conversion price of approximately $75.00 per share of common stock. Assuming conversion of the 6.3 million shares of Convertible Preferred Stock at the 1.3333 initial conversion rate a total of 8.4 million shares of the Company’s common stock may be issued upon conversion. As of January 3, 2015, due to the customary anti-dilution provisions, the conversion rate on the Convertible Preferred Stock was 1.3684 (equivalent to a conversion price of approximately $73.08 per common share). In the event that holders elect to settle their Purchase Contracts prior to November 17, 2015, the Company will deliver a number of shares of Convertible Preferred Stock equal to 85% of the Purchase Contracts tendered, together with cash in lieu of fractional shares. Upon a conversion on or after November 15, 2017 the Company may elect to pay or deliver, as the case may be, solely shares of common stock, together with cash in lieu of fractional shares (“physical settlement”), solely cash (“cash settlement”), or a combination of cash and common stock (“combination settlement”). The Company may redeem some or all of the Convertible Preferred Stock on or after December 22, 2015 at a redemption price equal to 100% of the $100 liquidation preference per share plus accrued and unpaid dividends to the redemption date.
In November 2010, contemporaneously with the issuance of the Convertible Preferred Units described above, the Company paid $50.3 million, or an average of $5.97 per option, to enter into capped call transactions (equity options) on 8.4 million shares of common stock with certain major financial institutions. The purpose of the capped call transactions is to offset the common shares that may be deliverable upon conversion of shares of Convertible Preferred Stock. With respect to the impact on the Company, the capped call transactions and the Convertible Preferred Stock, when taken together, result in the economic equivalent of having the conversion price on the Convertible Preferred Stock at $95.44, the upper strike price of the capped call (as of January 3, 2015). Refer to Note H, Long-Term Debt and Financing Arrangements. In accordance with ASC 815-40 the $50.3 million premium paid was recorded as a reduction to equity.

The capped call transactions cover, subject to customary anti-dilution adjustments, the number of shares of common stock equal to the number of shares of common stock underlying the maximum number of shares of Convertible Preferred Stock issuable upon settlement of the Purchase Contracts. Each of the capped call transactions has a term of approximately five years and initially had a lower strike price of $75.00, which corresponded to the initial conversion price of the Convertible Preferred Stock, and an upper strike price of $97.95, which was approximately 60% higher than the closing price of the common stock on November 1, 2010. The capped call transactions may be settled by net share settlement (the default settlement method) or, at the Company’s option and subject to certain conditions, cash settlement, physical settlement or modified physical settlement. The aggregate fair value of the options at January 3, 2015 was $141.1 million.

K. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss:

(Millions of Dollars)	Currency translation adjustment and other	Unrealized (losses) gains on cash flow hedges, net of tax	Unrealized (losses) gains on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - December 29, 2012	$29.4	$(93.5)	$(63.3)	$(260.6)	$(388.0)
Other comprehensive (loss) income before reclassifications	(99.9)	4.5	(13.5)	(21.3)	(130.2)
Reclassification adjustments to earnings	—	11.7	—	7.5	19.2
Net other comprehensive (loss) income	(99.9)	16.2	(13.5)	(13.8)	(111.0)
Balance - December 28, 2013	(70.5)	(77.3)	(76.8)	(274.4)	(499.0)
Other comprehensive (loss) income before reclassifications	(726.3)	18.9	39.6	(116.0)	(783.8)
Reclassification adjustments to earnings	—	7.5	—	5.1	12.6
Net other comprehensive (loss) income	(726.3)	26.4	39.6	(110.9)	(771.2)
Balance - January 3, 2015	$(796.8)	$(50.9)	$(37.2)	$(385.3)	$(1,270.2)

(Millions of Dollars)	2014	2013
Components of accumulated other comprehensive income (loss)	Reclassification adjustments	Reclassification adjustments	Affected line item in Consolidated Statements of Operations And Comprehensive Income
Unrealized losses on cash flow hedges	$(14.9)	$(18.5)	Cost of sales
Tax effect	7.4	6.8	Income taxes on continuing operations
Unrealized losses on cash flow hedges, net of tax	$(7.5)	$(11.7)
Amortization of defined benefit pension items:
Actuarial losses	$(4.7)	$(6.5)	Cost of sales
Actuarial losses	(3.2)	(4.4)	Selling, general and administrative
Total before taxes	(7.9)	(10.9)
Tax effect	2.8	3.4	Income taxes on continuing operations
Amortization of defined benefit pension items, net of tax	$(5.1)	$(7.5)

L. EMPLOYEE BENEFIT PLANS
EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”) Most U.S. employees may contribute from 1% to 25% of their eligible compensation to a tax-deferred 401(k) savings plan, subject to restrictions under tax laws. Employees generally direct the investment of their own contributions into various investment funds. An employer match benefit is provided under the plan equal to one-half of each employee’s tax-deferred contribution up to the first 7% of their compensation. Participants direct the entire employer match benefit such that no participant is required to hold the Company’s common stock in their 401(k) account. The employer match benefit totaled $19.9 million, $18.8 million and $19.1 million in 2014, 2013 and 2012, respectively.

In addition, approximately 6,900 U.S. salaried and non-union hourly employees are eligible to receive a non-contributory benefit under the Core benefit plan. Core benefit allocations range from 2% to 6% of eligible employee compensation based on age. Approximately 3,800 U.S. employees also receive a Core transition benefit, allocations of which range from 1% to 2% of eligible compensation based on age and date of hire. Approximately 1,600 U.S. employees are eligible to receive an additional average 1% contribution actuarially designed to replace previously curtailed pension benefits. Allocations for benefits earned under the Core plan were $20.7 million in 2014, $21.1 million million in 2013 and $29.4 million in 2012. Assets held in participant Core accounts are invested in target date retirement funds which have an age-based allocation of investments.
Shares of the Company's common stock held by the ESOP were purchased with the proceeds of borrowings from the Company in 1991 ("1991 internal loan"). Shareowners' equity reflects a reduction equal to the cost basis of unearned (unallocated) shares purchased with the internal borrowings. In 2014 and 2013, the Company made additional contributions to the ESOP for $9.4 million and $9.5 million, respectively, which were used by the ESOP to make additional payments on the 1991 internal loan. These payments triggered the release of 230,032 and 219,900 shares of unallocated stock, respectively.
The Company accounts for the ESOP under ASC 718-40, “Compensation — Stock Compensation — Employee Stock Ownership Plans”. Net ESOP activity recognized is comprised of the cost basis of shares released, the cost of the aforementioned Core and 401(k) match defined contribution benefits, less the fair value of shares released and dividends on unallocated ESOP shares. The Company’s net ESOP activity resulted in expense of $0.7 million in 2014, $1.9 million in 2013 and $25.9 million in 2012. The decrease in net ESOP expense in 2014 and 2013 is related to the release of 230,032 and 219,900 additional shares, respectively, as discussed above. ESOP expense is affected by the market value of the Company’s common stock on the monthly dates when shares are released. The market value of shares released averaged $88.05 in 2014, $80.71 per share in 2013 and $70.98 per share in 2012.
Unallocated shares are released from the trust based on current period debt principal and interest payments as a percentage of total future debt principal and interest payments. Dividends on both allocated and unallocated shares may be used for debt service and to credit participant accounts for dividends earned on allocated shares. Dividends paid on the shares acquired with the 1991 internal loan were used solely to pay internal loan debt service in all periods. Dividends on ESOP shares, which are charged to shareowners’ equity as declared, were $10.6 million in 2014, $12.3 million in 2013 and $12.4 million in 2012, net of the tax benefit which is recorded within equity. Dividends on ESOP shares were utilized entirely for debt service in all years. Interest costs incurred by the ESOP on the 1991 internal loan, which have no earnings impact, were $4.7 million, $6.1 million and $6.7 million for 2014, 2013 and 2012, respectively. Both allocated and unallocated ESOP shares are treated as outstanding for purposes of computing earnings per share. As of January 3, 2015, the cumulative number of ESOP shares allocated to participant accounts was 13,195,195, of which participants held 2,656,924 shares, and the number of unallocated shares was 2,346,162. At January 3, 2015, there were 23,157 released shares in the ESOP trust holding account pending allocation. The Company made cash contributions totaling $3.4 million in 2014, $30.7 million in 2013 and $36.6 million in 2012 excluding additional contributions of $9.4 million and $9.5 million in 2014 and 2013, respectively, as discussed previously.
PENSION AND OTHER BENEFIT PLANS — The Company sponsors pension plans covering most domestic hourly and certain executive employees, and approximately 13,500 foreign employees. Benefits are generally based on salary and years of service, except for U.S. collective bargaining employees whose benefits are based on a stated amount for each year of service.
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
In addition to the multiemployer plans, various other defined contribution plans are sponsored worldwide.

The expense for such defined contribution plans, aside from the earlier discussed ESOP plans, is as follows:

(Millions of Dollars)	2014	2013	2012
Multi-employer plan expense	$4.0	$3.3	$3.3
Other defined contribution plan expense	$14.0	$14.6	$16.2

The components of net periodic pension (benefit) expense are as follows:

	U.S. Plans			Non-U.S. Plans
(Millions of Dollars)	2014	2013	2012	2014	2013	2012
Service cost	$8.9	$7.7	$6.6	$13.1	$13.4	$12.1
Interest cost	56.4	52.6	62.9	59.3	54.3	47.3
Expected return on plan assets	(72.1)	(65.1)	(67.1)	(61.0)	(54.9)	(44.3)
Prior service cost amortization	1.1	1.1	1.0	0.3	0.4	0.4
Transition obligation amortization	—	—	—	—	—	0.1
Actuarial loss amortization	0.9	5.7	6.2	7.0	5.1	2.1
Settlement / curtailment loss	—	—	11.3	0.3	4.6	3.3
Net periodic pension (benefit) expense	$(4.8)	$2.0	$20.9	$19.0	$22.9	$21.0

The U.S. settlement loss in 2012 pertains to partial settlements in two qualified pension plans arising from the voluntary elections of participants.

The Company provides medical and dental benefits for certain retired employees in the United States and Canada. Approximately 13,000 participants are covered under these plans. Net periodic post-retirement benefit expense was comprised of the following elements:

	Other Benefit Plans
(Millions of Dollars)	2014	2013	2012
Service cost	$1.0	$0.8	$0.9
Interest cost	2.7	2.5	3.1
Prior service credit amortization	(1.4)	(1.4)	(1.2)
Actuarial loss amortization	(0.1)	—	(0.2)
Settlement / curtailment gain	—	—	0.1
Net periodic post-retirement benefit expense	$2.2	$1.9	$2.7

Changes in plan assets and benefit obligations recognized in other comprehensive income in 2014 are as follows:

(Millions of Dollars)	2014
Current year actuarial loss	$195.9
Amortization of actuarial loss	(10.0)
Prior service cost from plan amendments	0.2
Amortization of prior service costs	(0.1)
Currency / other	(27.0)
Total loss recognized in other comprehensive income (pre-tax)	$159.0

The amounts in Accumulated other comprehensive loss expected to be recognized as components of net periodic benefit costs during 2015 total $16.8 million, representing amortization of actuarial losses.
The changes in the pension and other post-retirement benefit obligations, fair value of plan assets, as well as amounts recognized in the Consolidated Balance Sheets, are shown below. The projected benefit obligation reflects the adoption of new mortality tables used for the Company's US pension and post-retirement plans.

	U.S. Plans		Non-U.S. Plans		Other Benefits
(Millions of Dollars)	2014	2013	2014	2013	2014	2013
Change in benefit obligation
Benefit obligation at end of prior year	$1,315.9	$1,463.4	$1,517.6	$1,134.7	$75.1	$87.7
Service cost	8.9	7.7	13.1	13.4	1.0	0.8
Interest cost	56.4	52.6	59.3	54.3	2.7	2.5
Settlements/curtailments	—	—	(7.1)	(20.5)	—	—
Actuarial loss (gain)	178.3	(111.4)	168.6	104.2	1.7	(4.4)
Plan amendments	0.1	2.6	0.2	—	—	—
Foreign currency exchange rates	—	—	(132.7)	43.7	(1.0)	(0.8)
Participant contributions	—	—	0.3	0.3	—	—
Acquisitions, divestitures and other	(4.7)	(4.3)	(4.8)	246.3	—	—
Benefits paid	(94.4)	(94.7)	(74.1)	(58.8)	(9.7)	(10.7)
Benefit obligation at end of year	$1,460.5	$1,315.9	$1,540.4	$1,517.6	$69.8	$75.1
Change in plan assets
Fair value of plan assets at end of prior year	$1,052.9	$1,057.1	$1,075.9	$779.1	—	$—
Actual return on plan assets	116.1	40.6	169.2	61.1	—	—
Participant contributions	—	—	0.3	0.3	—	—
Employer contributions	104.2	54.9	41.1	44.6	9.7	10.7
Settlements	—	—	(5.2)	(19.5)	—	—
Foreign currency exchange rate changes	—	—	(86.0)	31.8	—	—
Acquisitions, divestitures and other	(4.7)	(5.0)	(5.5)	237.3	—	—
Benefits paid	(94.4)	(94.7)	(74.1)	(58.8)	(9.7)	(10.7)
Fair value of plan assets at end of plan year	$1,174.1	$1,052.9	$1,115.7	$1,075.9	$—	$—
Funded status — assets less than benefit obligation	$(286.4)	$(263.0)	$(424.7)	$(441.8)	$(69.8)	$(75.1)
Unrecognized prior service cost (credit)	5.1	6.2	3.2	3.7	(7.9)	(9.3)
Unrecognized net actuarial loss	214.7	81.2	298.7	274.6	3.6	1.8
Unrecognized net transition obligation	—	—	0.1	0.2	—	—
Net amount recognized	$(66.6)	$(175.6)	$(122.7)	$(163.3)	$(74.1)	$(82.6)

	U.S. Plans		Non-U.S. Plans		Other Benefits
(Millions of Dollars)	2014	2013	2014	2013	2014	2013
Amounts recognized in the Consolidated Balance Sheets
Prepaid benefit cost (non-current)	$—	$—	$0.6	$1.0	$—	$—
Current benefit liability	(15.9)	(18.6)	(8.1)	(9.1)	(7.5)	(9.0)
Non-current benefit liability	(270.5)	(244.4)	(417.2)	(433.7)	(62.3)	(66.1)
Net liability recognized	$(286.4)	$(263.0)	$(424.7)	$(441.8)	$(69.8)	$(75.1)
Accumulated other comprehensive loss (pre-tax):
Prior service cost (credit)	$5.1	$6.2	$3.2	$3.7	$(7.9)	$(9.3)
Actuarial loss	214.7	81.2	298.7	274.6	3.6	1.8
Transition liability	—	—	0.1	0.2	—	—
	$219.8	$87.4	$302.0	$278.5	$(4.3)	$(7.5)
Net amount recognized	$(66.6)	$(175.6)	$(122.7)	$(163.3)	$(74.1)	$(82.6)
The accumulated benefit obligation for all defined benefit pension plans was $2,948.9 million at January 3, 2015 and $2,784.3 million at December 28, 2013. Information regarding pension plans in which accumulated benefit obligations exceed plan assets follows:

	U.S. Plans		Non-U.S. Plans
(Millions of Dollars)	2014	2013	2014	2013
Projected benefit obligation	$1,460.5	$1,315.9	$1,511.4	$1,507.6
Accumulated benefit obligation	$1,460.5	$1,315.9	$1,463.3	$1,461.6
Fair value of plan assets	$1,174.1	$1,052.9	$1,088.3	$1,066.2
Information regarding pension plans in which projected benefit obligations (inclusive of anticipated future compensation increases) exceed plan assets follows:

	U.S. Plans		Non-U.S. Plans
(Millions of Dollars)	2014	2013	2014	2013
Projected benefit obligation	$1,460.5	$1,315.9	$1,539.6	$1,515.9
Accumulated benefit obligation	$1,460.5	$1,315.9	$1,488.0	$1,467.2
Fair value of plan assets	$1,174.1	$1,052.9	$1,114.4	$1,073.2
The major assumptions used in valuing pension and post-retirement plan obligations and net costs were as follows:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Other Benefits
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Weighted-average assumptions used to determine benefit obligations at year end:
Discount rate	3.75%	4.50%	3.75%	3.25%	4.00%	4.00%	3.25%	4.00%	3.00%
Rate of compensation increase	6.00%	6.00%	6.00%	3.50%	3.75%	3.25%	3.50%	3.50%	3.50%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	4.50%	3.75%	4.25%	4.00%	4.00%	5.00%	4.00%	3.00%	3.75%
Rate of compensation increase	6.00%	6.00%	6.00%	3.75%	3.25%	3.50%	3.50%	3.50%	3.50%
Expected return on plan assets	7.00%	6.25%	6.25%	5.75%	6.00%	6.25%	—	—	—

The expected rate of return on plan assets is determined considering the returns projected for the various asset classes and the relative weighting for each asset class. The Company will use a 5.90% weighted-average expected rate of return assumption to determine the 2015 net periodic benefit cost.
PENSION PLAN ASSETS — Plan assets are invested in equity securities, government and corporate bonds and other fixed income securities, money market instruments and insurance contracts. The Company’s worldwide asset allocations at January 3, 2015 and December 28, 2013 by asset category and the level of the valuation inputs within the fair value hierarchy established by ASC 820 are as follows (in millions):

Asset Category	2014	Level 1	Level 2
Cash and cash equivalents	$98.6	$50.7	$47.9
Equity securities
U.S. equity securities	305.9	50.9	255.0
Foreign equity securities	280.5	41.3	239.2
Fixed income securities
Government securities	791.7	261.1	530.6
Corporate securities	676.5	—	676.5
Insurance contracts	34.0	—	34.0
Other	102.6	—	102.6
Total	$2,289.8	$404.0	$1,885.8

Asset Category	2013	Level 1	Level 2
Cash and cash equivalents	$29.5	$7.8	$21.7
Equity securities
U.S. equity securities	308.7	46.7	262.0
Foreign equity securities	328.8	32.8	296.0
Fixed income securities
Government securities	613.1	222.8	390.3
Corporate securities	727.4	—	727.4
Mortgage-backed securities	0.4	—	0.4
Insurance contracts	34.8	—	34.8
Other	86.1	—	86.1
Total	$2,128.8	$310.1	$1,818.7
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

CONTRIBUTIONS The Company’s funding policy for its defined benefit plans is to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with federal law and other regulations. The Company expects to contribute approximately $94.3 million to its pension and other post-retirement benefit plans in 2015.

EXPECTED FUTURE BENEFIT PAYMENTS Benefit payments, inclusive of amounts attributable to estimated future employee service, are expected to be paid as follows over the next 10 years:

(Millions of Dollars)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Years 6-10
Future payments	$1,662.7	$163.4	$169.9	$196.2	$159.7	$159.0	$814.5
These benefit payments will be funded through a combination of existing plan assets and amounts to be contributed in the future by the Company.
HEALTH CARE COST TRENDS The weighted average annual assumed rate of increase in the per-capita cost of covered benefits (i.e., health care cost trend rate) is assumed to be 7.1% for 2015, reducing gradually to 4.5% by 2028 and remaining at that level thereafter. A one percentage point change in the assumed health care cost trend rate would affect the post-retirement benefit obligation as of January 3, 2015 by approximately $2.2 million to $2.4 million, and would have an immaterial effect on the net periodic post-retirement benefit cost.

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
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of the hierarchy levels (millions of dollars):

	Total Carrying Value	Level 1	Level 2
January 3, 2015:
Money market fund	$9.9	$9.9	$—
Derivative assets	$144.2	$—	$144.2
Derivative liabilities	$148.4	$—	$148.4
December 28, 2013:
Money market fund	$6.7	$6.7	$—
Derivative assets	$91.7	$—	$91.7
Derivative liabilities	$212.3	$—	$212.3
As discussed in Note T, Discontinued Operations, the Company recorded a pre-tax impairment loss of $60.7 million in the fourth quarter of 2014 in order to measure the Security segment's Spain and Italy operations at their estimated fair values less cost to sell. The estimated fair values were determined using Level 3 inputs, including relevant market information as well as a discounted cash flow analysis based on estimated projections.
The Company had no other significant non-recurring fair value measurements, nor any financial assets or liabilities measured using Level 3 inputs, during 2014 and 2013.

The following table presents the carrying values and fair values of the Company's financial assets and liabilities, as well as the Company's debt, as of January 3, 2015 and December 28, 2013 (millions of dollars):

	January 3, 2015		December 28, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Other investments	$11.7	$11.9	$14.8	$14.7
Derivative assets	$144.2	$144.2	$91.7	$91.7
Derivative liabilities	$148.4	$148.4	$212.3	$212.3
Long-term debt, including current portion	$3,845.7	$4,323.8	$3,809.3	$3,889.4
The other investments relate to the West Coast Loading Corporation ("WCLC") trust and are considered Level 1 instruments within the fair value hierarchy. The long-term debt instruments are considered Level 2 instruments and are measured using a discounted cash flow analysis based on the Company’s marginal borrowing rates. The differences between the carrying values and fair values of long-term debt are attributable to the stated interest rates differing from the Company's marginal borrowing rates. The fair values of the Company's variable rate short term borrowings approximate their carrying values at January 3, 2015 and December 28, 2013. The fair values of foreign currency and interest rate swap agreements, comprising the derivative assets and liabilities in the table above, are based on current settlement values.
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
N. OTHER COSTS AND EXPENSES
Other-net is primarily comprised of intangible asset amortization expense (See Note F, Goodwill and Intangible Assets), currency related gains or losses, environmental remediation expense and other charges primarily consisting of merger and acquisition-related transaction costs, as well as pension curtailments and settlements. During the years ended January 3, 2015, December 28, 2013, and December 29, 2012, Other-net included $1.7 million, $30.8 million, and $53.3 million in merger and acquisition-related costs, respectively.
Research and development costs, which are classified in SG&A, were $174.6 million, $170.7 million and $151.4 million for fiscal years 2014, 2013 and 2012, respectively.

O. RESTRUCTURING CHARGES
A summary of the restructuring reserve activity from December 28, 2013 to January 3, 2015 is as follows (in millions):

	12/28/2013	Net Additions	Usage	Currency	1/3/2015
Severance and related costs	$169.9	$15.1	$(96.7)	$(7.1)	$81.2
Facility closures and other	21.6	3.7	(8.2)	(0.7)	16.4
Total	$191.5	$18.8	$(104.9)	$(7.8)	$97.6
During 2014, the Company recognized $18.8 million of net restructuring charges. The net severance charge of $15.1 million relates to cost reductions associated with the severance of employees, inclusive of reversals due to changes in management's strategy for certain businesses as a result of new developments during 2014 as well as adjustments of severance accruals due to the finalization of previously approved headcount actions. Also included in net restructuring charges are facility closure costs of $3.7 million.
Of the $97.6 million reserves remaining as of January 3, 2015, the majority are expected to be utilized by the end of 2015.
Segments: The $18.8 million of net charges recognized in 2014 includes: $12.8 million of net charges pertaining to the CDIY segment; $2.2 million of net reserve reductions pertaining to the Industrial segment; $6.5 million of net charges pertaining to the Security segment; and $1.7 million of net charges pertaining to Corporate charges.

P. BUSINESS SEGMENTS AND GEOGRAPHIC AREAS
The Company classifies its business into three reportable segments, which also represent its operating segments: Construction & Do It Yourself (“CDIY”), Industrial and Security.
The CDIY segment is comprised of the Professional Power Tool business, the Consumer Products Group, the Hand Tools & Storage business, and the Fastening & Accessories business. The Professional Power Tool business sells professional grade corded and cordless electric power tools and equipment including drills, impact wrenches and drivers, grinders, saws, routers and sanders. The Consumer Products Group sells corded and cordless electric power tools sold primarily under the Black & Decker brand, lawn and garden products and home products. The Hand Tools & Storage business sells measuring, leveling and layout tools, planes, hammers, demolition tools, knives, saws, chisels, tool boxes, sawhorses, and storage units. The Fastening and Accessories business sells cordless power tools, pneumatic tools and fasteners including nail guns, nails, staplers and staples, concrete and masonry anchors, as well as power tool accessories which include drill bits, router bits, abrasives and saw blades.
The Industrial segment is comprised of the Industrial and Automotive Repair ("IAR"), Engineered Fastening and Infrastructure businesses. The IAR business sells professional hand tools, power tools, and engineered storage solution products. The Engineered Fastening business primarily sells engineered fastening products and systems designed for specific applications. The product lines include stud welding systems, blind rivets and tools, blind inserts and tools, drawn arc weld studs, engineered plastic and mechanical fasteners, self-piercing riveting systems and precision nut running systems, micro fasteners, and high-strength structural fasteners. The Infrastructure business consists of the Oil & Gas and Hydraulics businesses. The Oil & Gas business sells and rents custom pipe handling, joint welding and coating equipment used in the construction of large and small diameter pipelines, and provides pipeline inspection services. The Hydraulics business sells hydraulic tools and accessories.
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
The Company utilizes segment profit, which is defined as net sales minus cost of sales and SG&A inclusive of the provision for doubtful accounts (aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, interest income, interest expense, other-net (inclusive of intangible asset amortization expense), restructuring, and income taxes. Refer to Note O, Restructuring Charges, for the amount of net restructuring charges by segment, and to Note F, Goodwill and Intangible Assets, for intangible amortization expense by segment. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and cost for certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Transactions between segments are not material. Segment assets primarily include accounts receivable, inventory, other current assets, property, plant and equipment, intangible assets and other miscellaneous assets.
Geographic net sales and long-lived assets are attributed to the geographic regions based on the geographic location of each Company subsidiary.

BUSINESS SEGMENTS

(Millions of Dollars)	2014	2013	2012
Net Sales
CDIY	$5,559.3	$5,271.4	$5,001.4
Industrial	3,498.8	3,302.6	2,739.3
Security	2,280.5	2,315.5	2,281.7
Consolidated	$11,338.6	$10,889.5	$10,022.4
Segment Profit
CDIY	$871.5	$777.1	$693.1
Industrial	553.5	456.7	440.7
Security	259.2	233.3	301.4
Segment Profit	1,684.2	1,467.1	1,435.2
Corporate overhead	(177.4)	(254.0)	(252.3)
Other-net	(239.7)	(283.9)	(296.3)
Restructuring charges and asset impairments	(18.8)	(173.7)	(174.1)
Gain (loss) on debt extinguishment	0.1	(20.6)	(45.5)
Interest income	13.6	12.8	10.1
Interest expense	(177.2)	(160.1)	(144.0)
Earnings from continuing operations before income taxes	$1,084.8	$587.6	$533.1
Capital and Software Expenditures
CDIY	$152.8	$155.8	$199.0
Industrial	104.3	100.3	95.6
Security	28.1	81.0	64.8
Discontinued operations	5.8	3.2	13.5
Consolidated	$291.0	$340.3	$372.9
Depreciation and Amortization
CDIY	$155.3	$154.0	$139.6
Industrial	160.3	147.0	116.3
Security	128.6	133.3	144.4
Discontinued operations	5.6	7.0	45.0
Consolidated	$449.8	$441.3	$445.3
Segment Assets
CDIY	$7,066.4	$7,357.9	$7,152.4
Industrial	4,991.6	5,302.0	3,712.2
Security	3,984.0	4,368.8	4,445.7
	16,042.0	17,028.7	15,310.3
Discontinued operations	29.5	136.9	326.8
Corporate assets	(222.4)	(630.5)	206.9
Consolidated	$15,849.1	$16,535.1	$15,844.0
Corporate assets primarily consist of cash, deferred taxes, and property, plant and equipment. Based on the nature of the Company's cash pooling arrangements, at times corporate-related cash accounts will be in a net liability position.
Sales to the Home Depot were 14% of the CDIY segment net sales in each of 2014, 2013 and 2012. Sales to Lowes were 17%, 17% and 18% of the CDIY segment net sales in 2014, 2013 and 2012, respectively.
In 2014, the Company recorded $33 million of facility closure-related and other charges associated with the merger and other acquisitions across all segments, impacting segment profit by $1 million in CDIY, and $7 million in both Industrial and Security for the year ended January 3, 2015, with the remainder residing in corporate overhead.
In 2013, the Company recorded $165 million of facility closure-related and other charges associated with the merger and other acquisitions across all segments, impacting segment profit by $13 million in CDIY, $25 million in Industrial, and $38 million in Security for the year ended December 28, 2013, with the remainder residing in corporate overhead.

In 2012, the Company recorded $168 million of facility closure-related and other charges associated with the merger and other acquisitions across all segments, impacting segment profit by $42 million in CDIY, $8 million in Industrial, and $41 million in Security for the year ended December 29, 2012, with the remainder residing in corporate overhead.
GEOGRAPHIC AREAS

(Millions of Dollars)	2014	2013	2012
Net Sales
United States	$5,492.4	$5,208.0	$4,856.0
Canada	591.3	600.3	578.2
Other Americas	788.4	818.2	807.2
France	695.6	704.6	699.1
Other Europe	2,585.3	2,417.9	2,298.8
Asia	1,185.6	1,140.5	783.1
Consolidated	$11,338.6	$10,889.5	$10,022.4
Property, Plant & Equipment
United States	$639.7	$620.7	$570.0
Canada	20.9	25.0	19.3
Other Americas	82.2	84.4	88.5
France	74.7	85.3	71.1
Other Europe	333.2	368.8	323.7
Asia	303.4	294.4	252.4
Consolidated	$1,454.1	$1,478.6	$1,325.0

Q. INCOME TAXES
Significant components of the Company’s deferred tax assets and liabilities at the end of each fiscal year were as follows:

(Millions of Dollars)	2014	2013
Deferred tax liabilities:
Depreciation	$72.7	$75.3
Amortization of intangibles	888.3	955.4
Liability on undistributed foreign earnings	369.2	418.9
Discharge of indebtedness	12.4	15.5
Inventories	8.8	2.3
Deferred revenue	32.0	19.0
Other	59.4	50.6
Total deferred tax liabilities	$1,442.8	$1,537.0
Deferred tax assets:
Employee benefit plans	$308.3	$317.0
Doubtful accounts and other customer allowances	15.0	14.6
Accruals	131.7	117.4
Restructuring charges	42.2	51.0
Operating loss, capital loss and tax credit carry forwards	594.6	759.7
Currency and derivatives	47.3	33.0
Other	97.1	114.7
Total deferred tax assets	$1,236.2	$1,407.4
Net Deferred Tax Liabilities before Valuation Allowance	$206.6	$129.6
Valuation allowance	$551.9	$549.7
Net Deferred Tax Liabilities after Valuation Allowance	$758.5	$679.3

As discussed in Note A. Significant Accounting Policies, the Company adopted ASU 2013-11 during the first quarter of 2014. This ASU provides that a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. As a result, the Company reclassified $142.9 million of unrecognized tax benefits as of January 3, 2015, which is reflected in the Operating loss, capital loss and tax credit carryforwards line above.

The Company’s liability on undistributed foreign earnings decreased by$49.7 million during 2014, of which $6.0 million was recorded to the income tax provision and $43.7 million was recorded to currency translation adjustments within Accumulated other comprehensive loss.  The amount recorded to currency translation adjustments was driven by the significant fluctuations in foreign exchange rates during 2014, which had the effect of reducing the liability.

Net operating loss carry forwards of $1,097.0 million as of January 3, 2015, are available to reduce future tax obligations of certain U.S. and foreign companies. The net operating loss carry forwards have various expiration dates beginning in 2015 with certain jurisdictions having indefinite carry forward periods. The U.S. federal capital loss carry forward of $763.3 million begins expiring in 2015. The capital loss carry forward is primarily attributable to the sale of shares for the U.S. HHI business during the tax year ended December 29, 2012. The U.S. foreign tax credit carry forwards of $112.4 million and research and development tax credit carry forwards of $18.1 million begin expiring in 2021 and 2030, respectively.

A valuation allowance is recorded on certain deferred tax assets if it has been determined it is more likely than not that all or a portion of these assets will not be realized. The Company recorded a valuation allowance of $551.9 million and $549.7 million for deferred tax assets existing as of January 3, 2015 and December 28, 2013, respectively. The valuation allowance is primarily attributable to foreign and state net operating loss carry forwards and a U.S. federal capital loss carry forward, the majority of which, was realized upon the sale of the HHI business. Capital losses are only allowed to offset capital gains, of which none are expected to be realized as of January 3, 2015.

The classification of deferred taxes as of January 3, 2015 and December 28, 2013 is as follows:

(Millions of Dollars)	2014		2013
	Deferred Tax Asset	Deferred Tax Liability	Deferred Tax Asset	Deferred Tax Liability
Current	$(137.4)	$11.9	$(68.0)	$17.8
Non-current	(108.7)	992.7	(170.2)	899.7
Total	$(246.1)	$1,004.6	$(238.2)	$917.5
Income tax expense (benefit) attributable to continuing operations consisted of the following:

(Millions of Dollars)	2014	2013	2012
Current:
Federal	$18.4	$84.0	$12.7
Foreign	141.1	123.5	104.7
State	17.1	(3.0)	8.8
Total current	$176.6	$204.5	$126.2
Deferred:
Federal	$55.3	$(77.1)	$15.7
Foreign	(19.3)	(50.6)	(59.0)
State	14.5	(8.2)	(7.1)
Total deferred	50.5	(135.9)	(50.4)
Income taxes on continuing operations	$227.1	$68.6	$75.8

Net income taxes paid during 2014, 2013 and 2012 were $113.7 million, $147.3 million and $197.5 million, respectively. The 2014 amount includes refunds of $47.1 million primarily related to prior year overpayments and closing of tax audits. The 2013 amount includes refunds of $64.5 million primarily related to the closing of a tax audit and a foreign tax credit carry back claim. The 2012 amount includes refunds of $49.8 million primarily related to U.S. NOL carry back claim.

The reconciliation of the U.S. federal statutory income tax to the income taxes on continuing operations is as follows:

(Millions of Dollars)	2014	2013	2012
Tax at statutory rate	$379.7	$205.8	$186.6
State income taxes, net of federal benefits	24.3	(6.6)	1.5
Difference between foreign and federal income tax	(178.0)	(124.9)	(114.6)
Tax accrual reserve	1.1	15.3	48.4
Audit settlements	(5.3)	0.9	(49.0)
NOL & valuation allowance related items	2.7	6.8	(2.2)
Foreign dividends and related items	25.6	(9.5)	18.9
Merger related costs	—	3.3	(6.9)
Change in deferred tax liabilities on undistributed foreign earnings	(6.0)	(19.5)	(17.3)
Statutory income tax rate change	(0.6)	(1.7)	(5.2)
Other-net	(16.4)	(1.3)	15.6
Income taxes on continuing operations	$227.1	$68.6	$75.8
The components of earnings from continuing operations before income taxes consisted of the following:

(Millions of Dollars)	2014	2013	2012
United States	$234.4	$112.7	$95.0
Foreign	850.4	474.9	438.1
Earnings from continuing operations before income taxes	$1,084.8	$587.6	$533.1

Except for certain legacy Black & Decker foreign earnings, as described below, all remaining undistributed foreign earnings of the Company at January 3, 2015, in the amount of approximately $4.773 billion, are considered to be invested indefinitely or will be remitted substantially free of additional tax. Accordingly, no provision has been made for tax that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of this liability. As of January 3, 2015, the amount of earnings subject to repatriation is $1.353 billion for which a deferred tax liability of $369.2 million exists.

The Company’s liabilities for unrecognized tax benefits relate to U.S. and various foreign jurisdictions. The following table summarizes the activity related to the unrecognized tax benefits:

(Millions of Dollars)	2014	2013	2012
Balance at beginning of year	$269.5	$207.2	$214.2
Additions based on tax positions related to current year	27.4	37.1	21.5
Additions based on tax positions related to prior years	40.1	46.9	46.5
Reductions based on tax positions related to prior years	(30.9)	(13.2)	(69.6)
Settlements	(5.9)	7.7	(1.0)
Statute of limitations expirations	(19.4)	(16.2)	(4.4)
Balance at end of year	$280.8	$269.5	$207.2
The gross unrecognized tax benefits at January 3, 2015 and December 28, 2013 includes $261.0 million and $238.7 million, respectively, of tax benefits that, if recognized, would impact the effective tax rate. The liability for potential penalties and interest related to unrecognized tax benefits was increased by $22.0 million in 2014, increased by $4.1 million in 2013 and decreased by $7.6 million in 2012. The liability for potential penalties and interest totaled $59.6 million as of January 3, 2015 and $37.6 million as of December 28, 2013 and $33.5 million as of December 29, 2012. The Company classifies all tax-related interest and penalties as income tax expense.
The Company considers many factors when evaluating and estimating its tax positions and the impact on income tax expense, which may require periodic adjustments and which may not accurately anticipate actual outcomes. It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company's unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits or final decisions in transfer pricing matters. At this time, an estimate of the range of reasonably possible outcomes is $5 million to $10 million.

The Company is subject to the examination of its income tax returns by the Internal Revenue Service and other tax authorities. For The Black & Decker Corporation, tax years 2008, 2009 and March 12, 2010 have been settled with the Internal Revenue Service as of December 29, 2012. For Stanley Black & Decker, Inc. tax years 2008 and 2009 have been settled with the Internal Revenue Service as of December 23, 2014. The Company also files many state and foreign income tax returns in jurisdictions with varying statutes of limitations. Tax years 2010 and forward generally remain subject to examination by most state tax authorities. In significant foreign jurisdictions, tax years 2009 and forward generally remain subject to examination.

R. COMMITMENTS AND GUARANTEES
COMMITMENTS — The Company has non-cancelable operating lease agreements, principally related to facilities, vehicles, machinery and equipment. Minimum payments have not been reduced by minimum sublease rentals of $2.9 million due in the future under non-cancelable subleases. Rental expense, net of sublease income, for operating leases was $135.9 million in 2014, $146.2 million in 2013, and $148.1 million in 2012.
The following is a summary of the Company’s future commitments which span more than one future fiscal year:

(Millions of Dollars)	Total	2015	2016	2017	2018	2019	Thereafter
Operating lease obligations	$330.5	$83.9	$65.1	$51.8	$40.8	$30.9	$58.0
Marketing commitments	76.9	26.1	24.4	20.3	5.0	1.1	—
Total	$407.4	$110.0	$89.5	$72.1	$45.8	$32.0	$58.0

The Company has numerous assets, predominantly real estate, vehicles and equipment, under various lease arrangements. The Company routinely exercises various lease renewal options and from time to time purchases leased assets for fair value at the end of lease terms.

The Company is a party to synthetic leases for one of its major distribution centers and one of its office buildings. The programs qualify as operating leases for accounting purposes, where only the monthly lease cost is recorded in earnings and the liability and value of the underlying assets are off-balance sheet. As of January 3, 2015, the estimated fair value of assets and remaining obligation for the properties were $38.9 million and $34.4 million, respectively.
GUARANTEES — The Company's financial guarantees at January 3, 2015 are as follows:

(Millions of Dollars)	Term	Maximum Potential Payment	Carrying Amount of Liability
Guarantees on the residual values of leased properties	One to four years	$34.4	$—
Standby letters of credit	Up to three years	90.5	—
Commercial customer financing arrangements	Up to six years	38.9	13.1
Total		$163.8	$13.1
The Company has guaranteed a portion of the residual value arising from its previously mentioned synthetic leases. The lease guarantees aggregate $34.4 million while the fair value of the underlying assets is estimated at $38.9 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these lease guarantees.
The Company has issued $90.5 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs.
The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors and franchisees for their initial purchase of the inventory and truck necessary to function as a distributor and franchisee. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors and franchisees. The gross amount guaranteed in these arrangements is $38.9 million and the $13.1 million carrying value of the guarantees issued is recorded in debt and other liabilities as appropriate in the Consolidated Balance Sheet.
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
Following is a summary of the warranty liability activity for the years ended January 3, 2015, December 28, 2013, and December 29, 2012:

(Millions of Dollars)	2014	2013	2012
Balance beginning of period	$121.1	$123.2	$124.8
Warranties and guarantees issued	98.0	92.9	86.3
Liability assumed from acquisitions	—	0.1	0.2
Warranty payments and currency	(109.5)	(95.1)	(88.1)
Balance end of period	$109.6	$121.1	$123.2

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
The Environmental Protection Agency (“EPA”) has asserted claims in federal court in Rhode Island against certain current and former affiliates of Black & Decker related to environmental contamination found at the Centredale Manor Restoration Project Superfund ("Centredale") site, located in North Providence, Rhode Island. The EPA has discovered a variety of contaminants at the site, including but not limited to, dioxins, polychlorinated biphenyls, and pesticides. The EPA alleges that Black & Decker and certain of its current and former affiliates are liable for site clean-up costs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as successors to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. Black & Decker and certain of its current and former affiliates contest the EPA's allegation that they are responsible for the contamination, and have asserted contribution claims, counterclaims and cross-claims against a number of other PRPs, including the federal government as well as insurance carriers. The EPA released its Record of Decision ("ROD") in September 2012, which identified and described the EPA's selected remedial alternative for the site. Black & Decker and certain of its current and former affiliates are contesting the EPA's selection of the remedial alternative set forth in the ROD, on the grounds that the EPA's actions were arbitrary and capricious and otherwise not in accordance with law, and have proposed other equally-protective, more cost-effective alternatives. On June 10, 2014, the EPA issued an Administrative Order under Sec. 106 of CERCLA, instructing Emhart Industries, Inc. and Black & Decker to perform the remediation of Centredale pursuant to the ROD. Black & Decker and Emhart Industries, Inc. dispute the factual, legal and scientific bases cited by the EPA for such an Order and have provided EPA with numerous good-faith bases for Black & Decker’s and Emhart Industries, Inc.’s declination to comply with the Order at this time. Black & Decker and Emhart Industries, Inc. continue to vigorously litigate the issue of their liability for environmental conditions at the Centredale site. If either or both entities are found liable, the Company's estimated remediation costs related to the Centredale site (including the EPA’s past costs as well as costs of additional investigation, remediation, and related costs such as EPA’s oversight costs, less escrowed funds contributed by primary PRPs who have reached settlement agreements with the EPA), which the Company considers to be probable and reasonably estimable, range from approximately $68.1 million to $139.7 million, with no amount within that range representing a more likely outcome until such time as the litigation is resolved through judgment or compromise. The Company’s reserve for this environmental remediation matter of $68.1 million reflects the fact that the EPA considers Metro-Atlantic, Inc. to be a primary source of contamination at the site. As the specific nature of the environmental remediation activities that may be mandated by the EPA at this site have not yet been finally determined through the on-going litigation, the ultimate remedial costs associated with the site may vary from the amount accrued by the Company at January 3, 2015.
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
The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of January 3, 2015 and December 28, 2013, the Company had reserves of $177.3 million and $184.1 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2014 amount, $13.0 million is classified as current and $164.3 million as long-term which is expected to be paid over the estimated remediation period. As of January 3, 2015, the Company has recorded $21.7 million in other assets related to funding received by the EPA and placed in a trust in accordance with the final settlement with the EPA, embodied in a Consent Decree approved by the United States District Court for the Central District of California on July 3, 2013. Per the Consent Decree, Emhart Industries, Inc. (a dissolved, former indirectly wholly-owned subsidiary of The Black & Decker Corporation) (“Emhart”) has agreed to be responsible for an interim remedy at a site located in Rialto, California and formerly operated by West Coast Loading Corporation (“WCLC”), a defunct company for which Emhart was alleged to be liable as a successor. The remedy will be funded by (i) the amounts received from the EPA as gathered from multiple parties, and, to the extent necessary, (ii) Emhart's affiliate.  The interim remedy requires the construction of a water treatment facility and the filtering of ground water at or around the site for a period of approximately 30 years or more. Accordingly, as of January 3, 2015, the Company's cash obligation associated with the aforementioned remediation activities including WCLC is $155.6 million. The range of environmental remediation costs that is reasonably possible is $135.7 million to $268.9 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with policy.
The Company and approximately 60 other companies comprise the Lower Passaic Cooperating Parties Group (the “CPG”). The CPG members and other companies are parties to a May 2007 Administrative Settlement Agreement and Order on Consent (“AOC”) with the EPA to perform a remedial investigation/feasibility study (“RI/FS”) of the lower seventeen miles of the Lower Passaic River in New Jersey (the “River”).  The Company’s potential liability stems from former operations in Newark, New Jersey.  As an interim step related to the 2007 AOC, the CPG voluntarily entered into an AOC on June 18, 2012 with the EPA for remediation actions focused solely at mile 10.9 of the River.  The Company’s estimated costs related to the RI/FS and focused remediation action at mile 10.9, based on an interim allocation, are included in environmental reserves as of January 3, 2015 and December 28, 2013.  On April 11, 2014, the EPA issued a Focused Feasibility Study (“FFS”) and proposed plan which addressed various early action remediation alternatives for the lower 8.3 miles of the River.  The proposed plan describes the remedial alternatives considered to address contaminated sediments in the River and identifies the EPA’s preferred alternative - the removal of sediments bank to bank in the lower 8.3 miles of the River and constructing an engineered cap over the dredged area.  The preferred alternative would include the removal and disposal of 4.3 million cubic yards of sediment, would cost approximately $1.7 billion according to EPA’s estimate, and take 5 years to complete.  EPA has received public comment on the FFS and proposed plan (including comments from the CPG and other entities asserting that the FFS and proposed plan do not comply with CERCLA) which public comment period ended on August 20, 2014.  The CPG anticipates submitting a draft RI/FS for the entire lower seventeen miles of the River to EPA in the first half of 2015. EPA’s final decision whether to adopt the proposed plan or a different alternative will be made after EPA has taken into consideration the public comments.  At this time, the Company cannot reasonably estimate its liability related to the remediation efforts, excluding the RI/FS and remediation actions at mile 10.9, as the RI/FS is ongoing, the ultimate remedial approach and associated cost has not yet been determined, and the parties that will participate in funding the remediation and their respective allocations are not yet known.
The environmental liability for certain sites that have cash payments beyond the current year that are fixed or reliably determinable have been discounted using a rate of 0.1% to 3.0%, depending on the expected timing of disbursements. The discounted and undiscounted amount of the liability relative to these sites is $20.8 million and $27.0 million, respectively. The payments relative to these sites are expected to be $2.4 million in 2015, $2.0 million in 2016, $2.1 million in 2017, $1.9 million in 2018, $1.9 million in 2019, and $16.7 million thereafter.

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
T. DISCONTINUED OPERATIONS
In the fourth quarter of 2014, management approved a plan to sell the Security segment’s Spain and Italy operations (“Security Spain and Italy”). As a result of this decision, the Company recorded a pre-tax impairment loss of $60.7 million in order to remeasure the disposal group at estimated fair value less costs to sell. Security Spain and Italy are classified as held for sale as of January 3, 2015 based on management's intention to sell these businesses.
During 2013, the Company classified two small businesses within the Security and Industrial segments as held for sale based on management's intention to sell these businesses. As a result of this decision, the Company recorded pre-tax impairment losses of $22.2 million in 2013 in order to remeasure these businesses at estimated fair value less costs to sell. Both of these businesses were sold in 2014 resulting in an insignificant incremental loss.
In December 2012, the Company sold its HHI business, including the residential portion of Tong Lung, to Spectrum Brands Holdings, Inc. ("Spectrum") for approximately $1.4 billion in cash. The purchase and sale agreement stipulated that the sale occur in a First and Second Closing. The First Closing, which excluded the residential portion of the Tong Lung business, occurred on December 17, 2012 and resulted in an after-tax gain of $358.9 million. The Second Closing, in which the residential portion of the Tong Lung business was sold for $93.5 million in cash, occurred on April 8, 2013 and resulted in an after-tax gain of $4.7 million.
As a result of these actions, the above businesses have been reported as discontinued operations in the Company's Consolidated Financial Statements. Amounts previously reported have been reclassified, as necessary, to conform to this presentation in accordance with ASC 205 to allow for meaningful comparison of continuing operations. The Consolidated Balance Sheets as of January 3, 2015 and December 28, 2013 aggregate amounts associated with discontinued operations as described above. Summarized results of discontinued operations are presented in the following table:

(Millions of Dollars)	2014	2013	2012
Net Sales	$118.4	$150.1	$1,099.7
(Loss) earnings from discontinued operations before income taxes (including pretax gain on HHI sale of $384.7 million in 2012)	$(104.0)	$(43.0)	$497.9
Income tax (benefit) expense on discontinued operations (including income taxes for gain on HHI sale of $25.8 million in 2012)	(7.7)	(13.3)	72.2
Net (loss) earnings from discontinued operations	$(96.3)	$(29.7)	$425.7

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
As of January 3, 2015, assets and liabilities held for sale relating to Security Spain and Italy totaled $29.5 million and $23.4 million, respectively.
As of December 28, 2013, assets and liabilities held for sale relating to Security Spain and Italy as well as the two small businesses within the Security and Industrial segments, totaled $136.9 million and $61.0 million, respectively.

SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	Quarter
(Millions of Dollars, except per share amounts)	First	Second	Third	Fourth	Year
2014
Net sales	$2,617.1	$2,860.1	$2,878.9	$2,982.5	$11,338.6
Gross profit	956.4	1,048.6	1,046.6	1,051.1	4,102.7
Selling, general and administrative expenses	640.6	655.9	641.1	658.3	2,595.9
Net earnings from continuing operations	169.9	222.7	246.1	219.0	857.7
Less: Net earnings (loss) attributable to non-controlling interest	0.2	0.9	(0.3)	(0.3)	0.5
Net earnings from continuing operations attributable to Stanley Black & Decker, Inc.	169.7	221.8	246.4	219.3	857.2
Net loss from discontinued operations	(7.8)	(5.3)	(9.7)	(73.5)	(96.3)
Net earnings attributable to Stanley Black & Decker, Inc.	$161.9	$216.5	$236.7	$145.8	$760.9
Basic earnings (loss) per common share:
Continuing operations	$1.09	$1.42	$1.57	$1.41	$5.49
Discontinued operations	(0.05)	(0.03)	(0.06)	(0.47)	(0.62)
Total basic earnings per common share	$1.04	$1.38	$1.51	$0.94	$4.87
Diluted earnings (loss) per common share:
Continuing operations	$1.07	$1.39	$1.53	$1.37	$5.37
Discontinued operations	(0.05)	(0.03)	(0.06)	(0.46)	(0.60)
Total diluted earnings per common share	$1.02	$1.36	$1.47	$0.91	$4.76
2013
Net sales	$2,448.1	$2,830.0	$2,730.8	$2,880.6	$10,889.5
Gross profit	900.0	997.3	979.6	1,026.8	3,903.7
Selling, general and administrative expenses	658.6	672.1	663.0	696.9	2,690.6
Net earnings from continuing operations	83.5	195.9	169.2	70.4	519.0
Less: Net (loss) earnings attributable to non-controlling interest	(0.4)	(0.3)	(0.2)	(0.1)	(1.0)
Net earnings from continuing operations attributable to Stanley Black & Decker, Inc.	83.9	196.2	169.4	70.5	520.0
Net loss from discontinued operations	(2.8)	(9.1)	(3.4)	(14.4)	(29.7)
Net earnings attributable to Stanley Black & Decker, Inc.	$81.1	$187.1	$166.0	$56.1	$490.3
Basic earnings (loss) per common share:
Continuing operations	$0.54	$1.26	$1.09	$0.45	$3.35
Discontinued operations	(0.02)	(0.06)	(0.02)	(0.09)	(0.19)
Total basic earnings per common share	$0.52	$1.21	$1.07	$0.36	$3.16
Diluted earnings (loss) per common share:
Continuing operations	$0.53	$1.24	$1.07	$0.44	$3.28
Discontinued operations	(0.02)	(0.06)	(0.02)	(0.09)	(0.19)
Total diluted earnings per common share	$0.51	$1.18	$1.04	$0.35	$3.09
The quarterly amounts above have been adjusted for the Security segment's Spain and Italy operations as well as for two small businesses within the Security and Industrial segments, which have been excluded from continuing operations and are reported as discontinued operations. Refer to Note T, Discontinued Operations, of the Notes to Consolidated Financial Statements in Item 8 for further discussion.

During 2014, the Company recognized $54 million ($49 million after tax), or $0.30 per diluted share, in charges on continuing operations associated with merger and acquisitions-related charges related primarily to integration and consulting costs, as well as employee-related matters.

The impact of these merger and acquisition-related charges and effect on diluted earnings per share by quarter was as follows:

Merger and Acquisition-Related Charges	Diluted EPS Impact
• Q1 2014 — $4 million ($3 million after-tax)	$0.02 per diluted share
• Q2 2014 — $4 million ($9 million after-tax)	$0.06 per diluted share
• Q3 2014 — $6 million ($6 million after-tax)	$0.04 per diluted share
• Q4 2014 — $40 million ($31 million after-tax)	$0.19 per diluted share
During 2013, the Company recognized $390 million ($270 million after tax), or $1.70 per diluted share, in charges on continuing operations associated with merger and acquisitions-related charges related primarily to the Black & Decker merger and Niscayah and Infastech acquisitions, including facility closure-related charges, employee-related charges and integration costs, as well as a restructuring reversal due to the termination of a previously approved restructuring action. Other charges relate to the loss on extinguishment of debt.

Merger and Acquisition-Related Charges	Diluted EPS Impact
• Q1 2013 — $106 million ($81 million after-tax)	$0.51 per diluted share
• Q2 2013 — $5 million (($4) million after-tax)	($0.03) per diluted share
• Q3 2013 — $67 million ($51 million after-tax)	$0.32 per diluted share
• Q4 2013 — $212 million ($142 million after-tax)	$0.89 per diluted share

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

(d)
Fourth Supplemental Indenture, dated as of November 22, 2011, among Stanley Black & Decker, Inc., The Black & Decker Corporation, as Guarantor, and the Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 3.40% Notes due 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

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

(f)
Fifth Supplemental Indenture, dated December 3, 2013, between the Company and the Trustee, related to the Debentures (incorporated by reference to Exhibit 4.9 to the Company’s Form 8-K dated December 3, 2013).

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

10.2	(a)
Second Amended and Restated Employment Agreement, dated as of November 2, 2009, among The Stanley Works and John F. Lundgren (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 3, 2009).*

(b)
Amended and Restated Change in Control Severance Agreement dated December 10, 2008 between The Stanley Works and John F. Lundgren. (incorporated by reference to Exhibit (xviii) to the Annual Report on Form 10-K for the period ended January 3, 2009).*

(c)
Letter Agreement between Stanley Black & Decker, Inc. and John F. Lundgren effective January 13, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 14, 2013).*

10.3	(a)
Employment Agreement, dated as of November 2, 2009, among The Stanley Works and James M. Loree (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 3, 2009).*

(b)
Letter Agreement between Stanley Black & Decker, Inc. and James M. Loree effective January 13, 2013 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 14, 2013).*

10.4
Form A of Amended and Restated Change in Control Severance Agreement. James M. Loree is a party to a Restated and Amended Change in Control Severance Agreement in this Form. (incorporated by reference to Exhibit (xiv) to the Company’s Annual Report on Form 10-K for the period ended January 3, 2009).*

10.5
Form B of Amended and Restated Change in Control Severance Agreement. Jeffery D. Ansell is a party to an Amended and Restated Change in Control Severance Agreements in this Form (incorporated by reference to Exhibit (xv) to the Company’s Annual Report on Form 10-K for the period ended January 3, 2009).*

10.6
Form B of Change in Control Severance Agreement. Donald Allan, Jr., is a party to a Change in Control Severance Agreement in this Form (incorporated by reference to Exhibit (xvi) to the Company’s Annual Report on Form 10-K for the period ended January 3, 2009).*

10.7
Revised Form B of Change in Control Severance Agreement. Three of the Company’s Executive Officers are parties to a Change in Control Severance Agreement in this Form (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ended December 29, 2012).*

10.8
Form C of Change in Control Severance Agreement. Ten of the Company’s Executive Officers are parties to Change in Control Severance Agreements in this Form (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2013).*

10.9
Deferred Compensation Plan for Non-Employee Directors amended and restated as of December 11, 2007 (incorporated by reference to Exhibit 10(vii) to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007).*

10.10
Deferred Compensation Plan for Participants in Stanley’s Management Incentive Plan amended and restated as of December 11, 2007 (incorporated by reference to Exhibit 10(ix) to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007).*

10.11	(a)
Stanley Black & Decker Supplemental Retirement Account Plan (as in effect, January 1, 2011, except as otherwise provided therein) (incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended January 1, 2011).*

(b)
Stanley Black & Decker Supplemental Retirement Plan (effective, January 1, 2011, except as otherwise provided therein) (incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended January 1, 2011).*

10.12
Supplemental Executive Retirement Program amended and restated effective January 1, 2009 except as otherwise provided therein (incorporated by reference to Exhibit (ix) to the Company’s Annual Report on Form 10-K for the period ended January 3, 2009).*

10.13
New 1991 Loan Agreement, dated June 30, 1998, between The Stanley Works, as lender, and Citibank, N.A. as trustee under the trust agreement for the Stanley Account Value Plan, to refinance the 1991 Salaried Employee ESOP Loan and the 1991 Hourly ESOP Loan and their related promissory notes (incorporated by reference to Exhibit 10(ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1998).

10.14
The Stanley Works Non-Employee Directors’ Benefit Trust Agreement dated December 27, 1989 and amended as of January 1, 1991 by and between The Stanley Works and Fleet National Bank, as successor trustee (incorporated by reference to Exhibit (10)(xvii)(a) to the Company’s Annual Report on Form 10-K for year ended December 29, 1990).

10.15	(a)	2001 Long-Term Incentive Plan as amended effective October 17, 2008 (incorporated by reference to Exhibit (xi) to the Company’s Annual Report on Form 10-K for the period ended January 3, 2009).*

(b)
Form of Stock Option Certificate for stock options granted pursuant to 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(xiv)(a) to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007).*

10.16	(a)
The Stanley Works 2009 Long-Term Incentive Plan (as amended March 12, 2010) (incorporated by reference Exhibit 4.7 to the Company’s Registration Statement on Form S-8 Reg. No. 333-165454 filed on March 12, 2010).*

(b)
Form of award letter for restricted stock unit grants to executive officers pursuant to the Company’s 2009 Long Term Incentive Plan (as amended March 12, 2010)(incorporated by reference to Exhibit 10(vi)(b) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010)*.

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

10.17	(a)	The Stanley Black & Decker 2013 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 20, 2013).*

	(b)	Form of Award Document for Performance Awards granted to Executive Officers under 2013 Long Term Incentive Plan, amended 2015.*

(c)
Form of stock option certificate for grants to executive officers pursuant to the Company’s 2013 Long Term Incentive Plan (incorporated by reference to Exhibit 10.18(c) to the Company’s Annual Report on Form 10-K for the period ended December 28, 2013).*

(d)
Form of restricted stock unit award certificate for grants of restricted stock units to executive officers pursuant to the Company’s 2013 Long Term Incentive Plan (incorporated by reference to Exhibit 10.18(d) to the Company’s Annual Report on Form 10-K for the period ended December 28, 2013).*

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

10.21		Employee Stock Purchase Plan as amended April 23, 2009 (incorporated by reference to Exhibit 10(iii)(d) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2009).*

10.22		The Black & Decker 2003 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on March 12, 2010).*

10.23
Form of Nonqualified Stock Option Agreement relating to The Black & Decker Corporation’s stock option plans (incorporated by reference to Exhibit 10(xix) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010).*

10.24	(a)	The Black & Decker Supplemental Pension Plan, as amended and restated (incorporated by reference to Exhibit 10(xx) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010).*

	(b)	First Amendment to The Black & Decker Supplemental Pension Plan (incorporated by reference to Exhibit 10(xxi) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010).*

10.25
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

12		Statement re computation of ratio of earnings to fixed charges.

14		Code of Ethics for CEO and Senior Financial Officers (incorporated by reference to the Company’s website, www.stanleyblackanddecker.com).

21		Subsidiaries of Registrant.

23		Consent of Independent Registered Public Accounting Firm.

24		Power of Attorney.

31.1	(a)	Certification by Chief Executive Officer pursuant to Rule 13a-14(a).

31.1	(b)	Certification by Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Policy on Confidential Proxy Voting and Independent Tabulation and Inspection of Elections as adopted by The Board of Directors October 23, 1991 (incorporated by reference to Exhibit (28)(i) to the Quarterly Report on Form 10-Q for the quarter ended September 28, 1991).

*	Management contract or compensation plan or arrangement.