Form 10-Q
period 2015-04-04
STANLEY BLACK & DECKER, INC.
filed 2015-04-29
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2015.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
153,725,814 shares of the registrant’s common stock were outstanding as of April 23, 2015

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
THREE MONTHS ENDED APRIL 4, 2015 AND MARCH 29, 2014
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	Year-to-Date
	2015	2014
Net Sales	$2,630.0	$2,617.1
Costs and Expenses
Cost of sales	$1,656.4	$1,660.7
Selling, general and administrative	613.7	636.9
Provision for doubtful accounts	9.3	3.7
Other-net	63.7	60.9
Restructuring charges (credits)	24.9	(3.7)
Interest expense	44.4	44.1
Interest income	(3.7)	(3.4)
	$2,408.7	$2,399.2
Earnings from continuing operations before income taxes	221.3	217.9
Income taxes on continuing operations	55.3	48.0
Earnings from continuing operations	$166.0	$169.9
Less: Net (loss) earnings attributable to non-controlling interests	(0.8)	0.2
Net earnings from continuing operations attributable to common shareowners	$166.8	$169.7
Net loss from discontinued operations	(4.5)	(7.8)
Net Earnings Attributable to Common Shareowners	$162.3	$161.9
Total Comprehensive (Loss) Income Attributable to Common Shareowners	$(95.0)	$166.7
Basic earnings (loss) per share of common stock:
Continuing operations	$1.10	$1.09
Discontinued operations	(0.03)	(0.05)
Total basic earnings per share of common stock	$1.07	$1.04
Diluted earnings (loss) per share of common stock:
Continuing operations	$1.07	$1.07
Discontinued operations	(0.03)	(0.05)
Total diluted earnings per share of common stock	$1.04	$1.02
Dividends per share of common stock	$0.52	$0.50
Weighted Average Shares Outstanding (in thousands):
Basic	152,172	155,905
Diluted	156,537	158,951
See notes to (unaudited) condensed consolidated financial statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
APRIL 4, 2015 AND JANUARY 3, 2015
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	April 4, 2015	January 3, 2015
ASSETS
Current Assets
Cash and cash equivalents	$435.5	$496.6
Accounts and notes receivable, net	1,612.8	1,396.7
Inventories, net	1,742.2	1,562.7
Assets held for sale	24.9	29.5
Other current assets	509.3	463.3
Total Current Assets	4,324.7	3,948.8
Property, Plant and Equipment, net	1,411.5	1,454.1
Goodwill	7,126.5	7,275.5
Intangibles, net	2,662.1	2,751.7
Other Assets	418.9	419.0
Total Assets	$15,943.7	$15,849.1
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities
Short-term borrowings	$600.4	$1.6
Current maturities of long-term debt	5.8	5.9
Accounts payable	1,674.8	1,579.2
Accrued expenses	1,144.2	1,221.9
Liabilities held for sale	21.6	23.4
Total Current Liabilities	3,446.8	2,832.0
Long-Term Debt	3,855.7	3,839.8
Deferred Taxes	988.3	992.7
Post-retirement Benefits	709.1	749.9
Other Liabilities	1,246.6	922.8
Commitments and Contingencies (Note Q)	—	—
Shareowners’ Equity
Stanley Black & Decker, Inc. Shareowners’ Equity
Preferred stock, without par value: Authorized and unissued 10,000,000 shares	—	—
Common stock, par value $2.50 per share: Authorized 300,000,000 shares in 2015 and 2014 Issued 176,902,738 shares in 2015 and 2014	442.3	442.3
Retained earnings	4,006.4	3,926.3
Additional paid in capital	4,445.4	4,727.1
Accumulated other comprehensive loss	(1,527.5)	(1,270.2)
ESOP	(38.8)	(43.6)
	7,327.8	7,781.9
Less: cost of common stock in treasury	(1,712.6)	(1,352.8)
Stanley Black & Decker, Inc. Shareowners’ Equity	5,615.2	6,429.1
Non-controlling interests	82.0	82.8
Total Shareowners’ Equity	5,697.2	6,511.9
Total Liabilities and Shareowners’ Equity	$15,943.7	$15,849.1
See notes to (unaudited) condensed consolidated financial statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED APRIL 4, 2015 AND MARCH 29, 2014
(Unaudited, Millions of Dollars)

	Year-to-Date
	2015	2014
OPERATING ACTIVITIES
Net earnings attributable to common shareowners	$162.3	$161.9
Adjustments to reconcile net earnings to cash used in operating activities:
Depreciation and amortization of property, plant and equipment	62.9	64.4
Amortization of intangibles	39.6	46.0
Changes in working capital	(377.9)	(330.3)
Changes in other assets and liabilities	(84.4)	(94.0)
Cash used in operating activities	(197.5)	(152.0)
INVESTING ACTIVITIES
Capital expenditures	(45.9)	(57.8)
Business acquisitions, net of cash acquired	(0.4)	(3.2)
Proceeds from sale of businesses and assets	1.0	6.0
Proceeds (payments) for net investment hedge settlements	30.4	(6.3)
Other	(9.7)	(4.4)
Cash used in investing activities	(24.6)	(65.7)
FINANCING ACTIVITIES
Payments on long-term debt	(0.3)	(0.3)
Stock purchase contract fees	(4.3)	(3.6)
Net short-term borrowings	598.9	282.3
Cash dividends on common stock	(82.7)	(80.7)
Termination of interest rate swaps	—	(30.3)
Proceeds from issuances of common stock	43.0	13.2
Purchases of common stock for treasury	(348.0)	(19.4)
Cash provided by financing activities	206.6	161.2
Effect of exchange rate changes on cash and cash equivalents	(45.6)	(7.1)
Change in cash and cash equivalents	(61.1)	(63.6)
Cash and cash equivalents, beginning of period	496.6	496.2
CASH AND CASH EQUIVALENTS, END OF PERIOD	$435.5	$432.6
See notes to (unaudited) condensed consolidated financial statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 4, 2015

A.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. Operating results for the three months ended April 4, 2015 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Stanley Black & Decker, Inc.’s (the “Company”) Form 10-K for the year ended January 3, 2015, and subsequent related filings with the Securities and Exchange Commission.

During the first quarter of 2015, the Company combined the Construction & Do-It-Yourself ("CDIY") business with certain complementary elements of the Industrial and Automotive Repair ("IAR") and Healthcare businesses (formerly part of the Industrial and Security segments, respectively) to form one Tools & Storage business. The Company recast segment net sales and profit for the first quarter of 2014 to align with this change in organizational structure. There is no impact to the consolidated financial statements of the Company as a result of this change.

During the fourth quarter of 2014, the Company classified the Security segment’s Spain and Italy operations as held for sale based on management's intention to sell these businesses. The operating results of Security Spain & Italy have been reported as discontinued operations for all periods presented. In the third quarter of 2013, the Company classified two small businesses within the Security and Industrial segments as held for sale based on management's intention to sell these businesses. The operating results of these businesses, which were both sold in 2014, have been reported as discontinued operations for the first quarter of 2014. Net sales for discontinued operations totaled $17.9 million and $31.4 million for the three months ended April 4, 2015 and March 29, 2014, respectively. Assets and liabilities held for sale relating to discontinued operations totaled $24.9 million and $21.6 million as of April 4, 2015, respectively, and $29.5 million and $23.4 million as of January 3, 2015, respectively.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates. Certain amounts reported in the previous years have been reclassified to conform to the 2015 presentation.

B.	New Accounting Standards

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-04, "Compensation - Retirement Benefits (Subtopic 715): Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets." This update provides a practical expedient that permits a company to measure defined benefit plan assets and obligations using the month-end date that is closest to the company's fiscal year-end and apply that practical expedient consistently from year to year. The practical expedient should be applied consistently to all plans if the company has more than one plan. This ASU is effective prospectively for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect this standard to have an impact on its consolidated financial statements upon adoption.

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." The new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The standard also indicates that debt issuance costs do not meet the definition of an asset because they provide no future economic benefit. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance should be applied on a retrospective basis. The Company is currently evaluating the new guidance to determine the impact it may have to its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." The new standard amends the consolidation guidance in ASC 810 and significantly changes the consolidation analysis required under current generally accepted accounting principles. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have to its consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items," which eliminates from GAAP the concept of extraordinary items stating that the concept causes uncertainty because it is unclear when an item should be considered both unusual and infrequent and that users do not find the classification and presentation necessary to identify those events and transactions. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted provided the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect this standard to have an impact on its consolidated financial statements upon adoption.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern," which requires management of a company to evaluate whether there is substantial doubt about the company’s ability to continue as a going concern. This ASU is effective for the annual reporting period ending after December 15, 2016, and for interim and annual reporting periods thereafter, with early adoption permitted. The Company does not expect this standard to have an impact on its consolidated financial statements upon adoption.

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

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." The amendments contained in this update change the criteria for reporting discontinued operations and enhance the reporting requirements for discontinued operations. Under the revised standard, a discontinued operation must represent a strategic shift that has or will have a major effect on an entity's operations and financial results. Examples could include a disposal of a major line of business, a major geographical area, a major equity method investment, or other major parts of an entity. The revised standard will also allow an entity to have certain continuing cash flows or involvement with the component after the disposal. Additionally, the standard requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. This ASU is effective for reporting periods beginning after December 15, 2014 with early adoption permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. The Company adopted this standard in the first quarter of 2015.

C.	Earnings Per Share
The following table reconciles net earnings attributable to common shareowners and the weighted average shares outstanding used to calculate basic and diluted earnings per share for the three months ended April 4, 2015 and March 29, 2014:

	Year-to-Date
	2015	2014
Numerator (in millions):
Net earnings from continuing operations attributable to common shareowners	$166.8	$169.7
Net loss from discontinued operations	(4.5)	(7.8)
Net earnings attributable to common shareowners	$162.3	$161.9

	Year-to-Date
	2015	2014
Denominator (in thousands):
Basic earnings per share — weighted average shares	152,172	155,905
Dilutive effect of stock options, awards and convertible preferred units	4,365	3,046
Diluted earnings per share — weighted average shares	156,537	158,951
Earnings (loss) per share of common stock:
Basic earnings (loss) per share of common stock:
Continuing operations	$1.10	$1.09
Discontinued operations	(0.03)	(0.05)
Total basic earnings per share of common stock	$1.07	$1.04
Diluted earnings (loss) per share of common stock:
Continuing operations	$1.07	$1.07
Discontinued operations	(0.03)	(0.05)
Total dilutive earnings per share of common stock	$1.04	$1.02
The following weighted average stock options were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	Year-to-Date
	2015	2014
Number of stock options	975	955

As described more fully in Note I, Equity Arrangements, the Company issued Equity Units comprised of $345.0 million of Notes and Equity Purchase Contracts, which obligate the holders to purchase on November 17, 2016, for $100.00, between 1.0122 and 1.2399 shares of the Company’s common stock.  The shares related to the Equity Purchase Contracts were anti-dilutive during the three months ended April 4, 2015 and March 29, 2014. Upon the November 17, 2016 settlement date, the Company will issue approximately 3.5 to 4.3 million shares of common stock, subject to customary anti-dilution adjustments, and expects to receive additional cash proceeds of $345.0 million.

D.    Financing Receivables
Long-term trade financing receivables of $167.0 million and $169.5 million at April 4, 2015 and January 3, 2015, respectively, are reported within Other Assets in the Condensed Consolidated Balance Sheets. Financing receivables and long-term financing receivables are predominantly related to certain security equipment leases with commercial businesses. Generally, the Company retains legal title to any equipment under lease and bears the right to repossess such equipment in an event of default. All financing receivables are interest bearing and the Company has not classified any financing receivables as held-for-sale. Interest income earned from financing receivables that are not delinquent is recorded on the effective interest method. The Company considers any financing receivable that has not been collected within 90 days of original billing date as past-due or delinquent. Additionally, the Company considers the credit quality of all past-due or delinquent financing receivables as nonperforming.

The Company has an accounts receivable sale program that expires on January 8, 2016. According to the terms of that program the Company is required to sell certain of its trade accounts receivables at fair value to a wholly owned, consolidated, bankruptcy-remote special purpose subsidiary (“BRS”). The BRS, in turn, must sell such receivables to a third-party financial institution (“Purchaser”) for cash and a deferred purchase price receivable. The Purchaser’s maximum cash investment in the receivables at any time is $100.0 million. The purpose of the program is to provide liquidity to the Company. The Company accounts for these transfers as sales under ASC 860, Transfers and Servicing. Receivables are derecognized from the Company’s consolidated balance sheet when the BRS sells those receivables to the Purchaser. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred purchase price receivable. At April 4, 2015, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.
At April 4, 2015 and January 3, 2015, $77.1 million and $100.3 million, respectively, of net receivables were derecognized. Gross receivables sold amounted to $336.1 million ($299.4 million, net) and $296.1 million ($273.4 million, net) for the three months ended April 4, 2015 and March 29, 2014, respectively. These sales resulted in a pre-tax loss of $0.8 million for both the three months ended April 4, 2015 and March 29, 2014, and include servicing fees of $0.1 million for both periods. Proceeds from transfers of receivables to the Purchaser totaled $245.0 million and $231.6 million for the three months ended April 4, 2015 and March 29, 2014, respectively. Collections of previously sold receivables, including deferred purchase price receivables, and all fees, which are settled one month in arrears, resulted in payments to the Purchaser of $268.3 million and $246.0 million for the three months ended April 4, 2015 and March 29, 2014, respectively.
The Company’s risk of loss following the sale of the receivables is limited to the deferred purchase price receivable, which was $112.7 million at April 4, 2015 and $21.7 million at January 3, 2015. The deferred purchase price receivable will be repaid in cash as receivables are collected, generally within 30 days, and as such the carrying value of the receivable recorded approximates fair value. There were no delinquencies and credit losses for either the three months ended April 4, 2015 or March 29, 2014. Cash inflows related to the deferred purchase price receivable totaled $89.0 million for the three months ended April 4, 2015, and $80.9 million for the three months ended March 29, 2014. All cash flows under the program are reported as a component of changes in accounts receivable within operating activities in the Condensed Consolidated Statements of Cash Flows since all the cash from the Purchaser is either: 1) received upon the initial sale of the receivable; or 2) from the ultimate collection of the underlying receivables and the underlying receivables are not subject to significant risks, other than credit risk, given their short-term nature.

E.	Inventories
The components of Inventories, net at April 4, 2015 and January 3, 2015 are as follows (in millions):

	April 4, 2015	January 3, 2015
Finished products	$1,278.4	$1,105.0
Work in process	150.8	141.4
Raw materials	313.0	316.3
Total	$1,742.2	$1,562.7

F.    Goodwill
Changes in the carrying amount of goodwill by segment are as follows:

(Millions of Dollars)	Tools & Storage	Security	Industrial	Total
Balance January 3, 2015	$3,445.7	$2,398.0	$1,431.8	$7,275.5
Foreign currency translation and other	(61.2)	(70.7)	(17.1)	(149.0)
Balance April 4, 2015	$3,384.5	$2,327.3	$1,414.7	$7,126.5

As discussed previously, in the first quarter of 2015 the Company combined the CDIY business with certain complementary elements of the IAR and Healthcare businesses (formerly part of the Industrial and Security segments, respectively) to form one Tools & Storage business. As a result, the Company reclassed $569 million of goodwill to the Tools & Storage segment as of January 3, 2015 to reflect the change in organizational structure. There is no impact to the consolidated financial statements of the Company as a result of this change.

G.	Long-Term Debt and Financing Arrangements
Long-term debt and financing arrangements at April 4, 2015 and January 3, 2015 are as follows:

(Millions of Dollars)	Interest Rate	April 4, 2015	January 3, 2015
Notes payable due 2018 (junior subordinated)	2.25%	$345.0	$345.0
Notes payable due 2018 (junior subordinated)	4.25%	632.5	632.5
Notes payable due 2021	3.40%	410.5	403.9
Notes payable due 2022	2.90%	753.8	753.8
Notes payable due 2028	7.05%	170.2	166.0
Notes payable due 2040	5.20%	362.4	362.1
Notes payable due 2052 (junior subordinated)	5.75%	750.0	750.0
Notes payable due 2053 (junior subordinated)	5.75%	404.1	398.7
Other, payable in varying amounts through 2021	0.00% – 6.62%	33.0	33.7
Total long-term debt, including current maturities		$3,861.5	$3,845.7
Less: Current maturities of long-term debt		(5.8)	(5.9)
Long-term debt		$3,855.7	$3,839.8
At April 4, 2015, the Company had fixed-to-floating interest rate swaps on its $400.0 million notes payable due 2021. The carrying value of the notes payable due 2021 includes $12.3 million pertaining to the unamortized gain on previously terminated swaps, a loss of $1.5 million pertaining to fair value adjustments of the swaps, and $0.3 million of unamortized discount on the notes.
At April 4, 2015, the Company's carrying value on its $754.3 million notes payable due 2022 includes $0.5 million of unamortized discount on the notes.
At April 4, 2015, the Company had fixed-to-floating interest rate swaps on its $150.0 million notes payable due 2028. The carrying value of the notes payable due 2028 includes a gain of $14.0 million pertaining to fair value adjustments made in purchase accounting and a gain of $6.2 million pertaining to fair value adjustments of the swaps.
At April 4, 2015, the Company's carrying value of its $400.0 million notes payable due 2040 includes $37.3 million pertaining to the unamortized loss on previously terminated swaps and $0.3 million of unamortized discount on the notes.
At April 4, 2015, the Company had fixed-to-floating interest rate swaps on its $400.0 million notes payable due 2053. The carrying value of the notes payable due 2053 includes a gain of $4.1 million pertaining to fair value adjustments of the swaps.
Unamortized gains and fair value adjustments associated with interest rate swaps and the impact of terminated swaps are more fully discussed in Note H, Derivative Financial Instruments.
As of April 4, 2015, the Company had $585.2 million of borrowings outstanding against the Company’s $2.0 billion commercial paper program and at January 3, 2015, the Company had no commercial paper borrowings outstanding. As of April 4, 2015, the Company has not drawn on the $1.5 billion committed credit facility.

H.    Derivative Financial Instruments
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

A summary of the fair value of the Company’s derivatives recorded in the Condensed Consolidated Balance Sheets at April 4, 2015 and January 3, 2015 follows (in millions):

	Balance Sheet Classification	April 4, 2015	January 3, 2015	Balance Sheet Classification	April 4, 2015	January 3, 2015
Derivatives designated as hedging instruments:
Interest Rate Contracts Cash Flow	LT other assets	$—	$—	LT other liabilities	$49.7	$34.3
Interest Rate Contracts Fair Value	Other current assets	15.0	13.2	Accrued expenses	2.7	1.1
	LT other assets	11.4	—	LT other liabilities	1.5	19.1
Foreign Exchange Contracts Cash Flow	Other current assets	65.9	43.3	Accrued expenses	0.1	1.7
	LT other assets	1.8	—	LT other liabilities	—	—
Net Investment Hedge	Other current assets	83.8	75.4	Accrued expenses	2.0	0.1
Total Designated		$177.9	$131.9		$56.0	$56.3
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$19.6	$12.3	Accrued expenses	$102.6	$92.1
Total Undesignated		$19.6	$12.3		$102.6	$92.1
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

During the three months ended April 4, 2015 and March 29, 2014, cash flows related to derivatives, including those that are separately discussed below, resulted in net cash received of $9.3 million and net cash paid of $27.7 million,respectively.
CASH FLOW HEDGES
As of April 4, 2015 and January 3, 2015 there was a $30.8 million and $50.9 million after-tax mark-to-market loss, respectively, reported for cash flow hedge effectiveness in Accumulated other comprehensive loss. An after-tax gain of $21.1 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next twelve months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies and interest rates through the maturity dates.
The tables below detail pre-tax amounts reclassified from Accumulated other comprehensive loss into earnings for active derivative financial instruments during the periods in which the underlying hedged transactions affected earnings for the three months ended April 4, 2015 and March 29, 2014 (in millions):

Year-to-date 2015	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Interest Rate Contracts	$(15.5)	Interest Expense	$—	$—
Foreign Exchange Contracts	$38.0	Cost of sales	$6.7	$—

Year-to-date 2014	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Foreign Exchange Contracts	$(2.6)	Cost of sales	$0.1	$—

 * Includes ineffective portion and amount excluded from effectiveness testing on derivatives.

For the three months ended April 4, 2015 and March 29, 2014, the hedged items’ impact to the Consolidated Statements of Operations and Comprehensive (Loss) Income was a loss of $6.7 million and $0.1 million, respectively, in Cost of sales. There was no impact related to the interest rate contracts' hedged items for any period presented.
For the three months ended April 4, 2015 and March 29, 2014, an after-tax gain of $1.1 million and an after-tax loss of $2.3 million, respectively, was reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) during the periods in which the underlying hedged transactions affected earnings.
Interest Rate Contracts
The Company enters into interest rate swap agreements in order to obtain the lowest cost source of funds within a targeted range of variable to fixed-debt proportions. At April 4, 2015 and January 3, 2015 the Company had $400 million of forward starting swaps outstanding. The objective of the hedges is to offset the expected variability on future payments associated with the interest rate on debt instruments expected to be issued in 2018. Gains or losses on the swaps are recorded in Accumulated other comprehensive loss and will be subsequently reclassified into earnings as the future interest expense is recognized in earnings or as ineffectiveness occurs.
Foreign Currency Contracts
Forward Contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from subsidiaries with non-U.S. dollar functional currencies which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases of inventory. Gains and losses reclassified from Accumulated other comprehensive loss for the effective and ineffective portions of the hedge as well as any amounts excluded from effectiveness testing are recorded in Cost of sales. Gains and losses incurred after a hedge has been de-designated are not recorded in Accumulated other comprehensive income (loss), but are recorded directly to the Consolidated Statements of Operations in Other-net. At April 4, 2015, the notional value of forward currency contracts outstanding was $353.1 million, maturing on various dates through 2016. At January 3, 2015, the notional value of forward currency contracts outstanding was $369.5 million, maturing on various dates in 2015.
Purchased Option Contracts: The Company and its subsidiaries have entered into various inter-company transactions whereby the notional values are denominated in currencies other than the functional currencies of the party executing the trade. In order to better match the cash flows of its inter-company obligations with cash flows from operations, the Company enters into purchased option contracts. Gains and losses reclassified from Accumulated other comprehensive income (loss) for the effective and ineffective portions of the hedge as well as any amounts excluded from effectiveness testing are recorded in Cost of sales. At April 4, 2015, the notional value of purchased option contracts was $332.0 million maturing on various dates through 2016. As of January 3, 2015, the notional value of purchased option contracts was $185.0 million, maturing on various dates in 2015.
FAIR VALUE HEDGES
Interest Rate Risk: In an effort to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, the Company enters into interest rate swaps. In 2014, the Company entered into interest rate swaps on the first 5 years of the Company's $400 million 5.75% notes due 2053. In addition, the Company has interest rate swaps with notional values which equaled the Company's $400 million 3.40% notes due 2021, and the Company's $150 million 7.05% notes due 2028. These interest rate swaps effectively converted the Company's fixed rate debt to floating rate debt based on LIBOR, thereby hedging the fluctuation in fair value resulting from changes in interest rates.
In 2014, the Company terminated $400 million of interest rate swaps hedging the Company's $400 million 5.20% notes due 2040. The terminations resulted in cash payments of $33.4 million and the resulting loss of $38.9 million was deferred and will be amortized to earnings over the remaining life of the notes.
The changes in fair value of the interest rate swaps during the period were recognized in earnings as well as the offsetting changes in fair value of the underlying notes. The notional value of open contracts was $950 million as of both April 4, 2015 and January 3, 2015. A summary of the fair value adjustments relating to these swaps for the three months ended April 4, 2015 and March 29, 2014, respectively, is as follows (in millions):

	Year-to-Date 2015		Year-to-Date 2014
Income Statement Classification	Gain/(Loss) on Swaps*	Gain /(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain /(Loss) on Borrowings
Interest Expense	$17.2	$(16.8)	$66.5	$(66.5)
*Includes ineffective portion and amount excluded from effectiveness testing.
In addition to the fair value adjustments in the table above, the net swap accruals for each period and amortization of the gains on terminated swaps are also reported as a reduction of interest expense and totaled $3.8 million and $5.4 million for the three months ended April 4, 2015, and March 29, 2014, respectively. Interest expense on the underlying debt was $11.9 million and $13.2 million for the three months ended April 4, 2015, and March 29, 2014 respectively.

NET INVESTMENT HEDGES
Foreign Exchange Contracts: The Company utilizes net investment hedges to offset the translation adjustment arising from re-measurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive loss were losses of $14.3 million and $37.2 million at April 4, 2015 and January 3, 2015, respectively. As of April 4, 2015, the Company had foreign exchange contracts maturing on various dates through January 2016 with notional values totaling $1.4 billion outstanding hedging a portion of its British pound sterling, Mexican peso, Japanese yen, and Canadian dollar denominated net investment. As of January 3, 2015, the Company had foreign exchange contracts maturing on various dates through 2015 with notional values totaling $1.3 billion outstanding hedging a portion of its British pound sterling, Mexican peso, Japanese yen, and Canadian dollar denominated net investment. For the three months ended April 4, 2015 and March 29, 2014, maturing foreign exchange contracts resulted in net cash receipts of $30.4 million and net cash paid of $6.3 million, respectively. Gains and losses on net investment hedges remain in Accumulated other comprehensive income (loss) until disposal of the underlying assets.
The pre-tax gain or loss from fair value changes recorded in Accumulated other comprehensive loss for the three months ended April 4, 2015 and March 29, 2014, respectively, was as follows (in millions):

	Year-to-Date 2015			Year-to-Date 2014
Income Statement Classification	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement
Other-net	$36.9	$—	$—	$(10.7)	$—	$—

*Includes ineffective portion and amount excluded from effectiveness testing.
UNDESIGNATED HEDGES
Foreign Exchange Contracts: Currency swaps and foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the forward contracts outstanding at April 4, 2015 was $2.6 billion, maturing on various dates through 2016. The total notional amount of the contracts outstanding at January 3, 2015 was $1.9 billion of forward contracts maturing at various dates through December 2015. The gain (loss) recorded in income related to derivatives not designated as hedging instruments for the three months ended April 4, 2015 and March 29, 2014, respectively, are as follows (in millions):

Derivatives Not Designated as Hedging Instruments under ASC 815	Income Statement Classification	Year-to-Date 2015 Amount of Gain (Loss) Recorded in Income on Derivative	Year-to-Date 2014 Amount of Gain (Loss) Recorded in Income on Derivative
Foreign Exchange Contracts	Other-net	$(29.4)	$8.0

I.    Equity Arrangements
In March 2015, the Company entered into a forward share purchase contract on its common stock. The contract obligates the Company to pay $350.0 million, plus an additional amount related to the forward component of the contract, to the financial institution counterparty not later than March 2017, or earlier at the Company’s option, for the 3,645,510 shares purchased. The reduction of common shares outstanding was recorded at the inception of the forward share purchase contract and factored into the calculation of weighted average shares outstanding at that time.
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
In November 2013, the Company purchased from certain financial institutions “out-of-the-money” capped call options on 12.2 million shares of its common stock (subject to customary anti-dilution adjustments) for an aggregate premium of $73.5 million, or an average of $6.03 per share. The purpose of the capped call options is to hedge the risk of stock price appreciation between the lower and upper strike prices of the capped call options. In accordance with ASC 815-40 the premium paid was recorded as a reduction of Shareowners’ equity. The contracts for the options provide that they may, at the Company’s election, subject to certain conditions, be cash settled, physically settled, modified-physically settled, or net-share settled (the default settlement method). The capped call options have various expiration dates ranging from July 2015 through September 2016 and initially had an average lower strike price of $86.07 and an average upper strike price of $106.56, subject to customary market adjustments. In February 2015, the Company net-share settled 9.1 million of the 12.2 million capped call options on its common stock and received 911,077 shares using an average reference price of $96.46 per common share. Additionally, the Company purchased directly from the counterparties participating in the net-share settlement, 3,381,162 shares for $326.1 million, equating to an average price of $96.46 per share. As of April 4, 2015, due to customary market adjustments, the lower and upper strike prices of the remaining options are $86.01 and $106.49, respectively. The aggregate fair value of the remaining options at April 4, 2015 was $28.3 million.
Equity Units and Capped Call Transactions
In December 2013, the Company issued Equity Units comprised of $345.0 million of Notes and Equity Purchase Contracts as described more fully in Note H, Long-Term Debt and Financing Arrangements, of the Company’s Form 10-K for the year ended January 3, 2015. There have been no changes to the terms of the Equity Units. The Equity Purchase Contracts obligate the holders to purchase on November 17, 2016, for $100.00, between 1.0122 and 1.2399 shares of the Company’s common stock, which are equivalent to an initial settlement price of $98.80 and $80.65, respectively, per share of common stock. As of April 4, 2015, due to the customary anti-dilution provisions, the settlement rate on the Equity Units Stock was 1.0128 (equivalent to a conversion price of approximately $98.73 per common share). Upon the November 17, 2016 settlement date, the Company will issue approximately 3.5 to 4.3 million shares of common stock, subject to customary anti-dilution adjustments, and expects to receive additional cash proceeds of $345.0 million. If a fundamental change occurs, in certain circumstances, the number of shares of common stock deliverable upon settlement of the Equity Purchase Contracts will be increased by the make-whole amount, resulting in the issuance of a maximum of approximately 6.1 million shares of common stock. Holders may elect to settle their Equity Purchase Contracts early in cash prior to November 17, 2016.
Contemporaneously with the issuance of the Equity Units described above, the Company paid $9.7 million, or an average of $2.77 per option, to enter into capped call transactions on 3.5 million shares of common stock with a major financial institution. The purpose of the capped call transactions is to offset the potential economic dilution associated with the common shares issuable upon the settlement of the Equity Purchase Contracts. With respect to the impact on the Company, the capped call transactions and the Equity Units, when taken together, result in the economic equivalent of having the conversion price on the Equity Units at $112.84, the upper strike price of the capped call (as of April 4, 2015). Refer to Note H, Long-Term Debt and Financing Arrangements, of the Company’s Form 10-K for the year ended January 3, 2015. In accordance with ASC 815-40, the $9.7 million premium paid was recorded as a reduction to equity.
The capped call transactions cover, subject to customary anti-dilution adjustments, the number of shares equal to the number of shares issuable upon settlement of the Equity Purchase Contracts at the 1.0122 minimum settlement rate. The capped call transactions have a term of approximately three years and initially had a lower strike price of $98.80, which corresponds to the minimum settlement rate of the Equity Purchase Contracts, and an upper strike price of $112.91, which is approximately 40% higher than the closing price of the Company’s common stock on November 25, 2013, and are subject to customary antidilution adjustments. The capped call transactions may be settled by net share settlement (the default settlement method) or, at the Company’s option and subject to certain conditions, cash settlement, physical settlement or modified physical settlement. The aggregate fair value of the options at April 4, 2015 was $15.6 million.
Convertible Preferred Units and Equity Option
In November 2010, the Company issued Convertible Preferred Units comprised of $632.5 million of Notes due November 17, 2018 and Purchase Contracts as described more fully in Note H, Long-Term Debt and Financing Arrangements, of the Company’s Form 10-K for the year ended January 3, 2015. There have been no changes to the terms of the Convertible Preferred Units. The Purchase Contracts obligate the holders to purchase, on the earlier of (i) November 17, 2015 (the Purchase Contract Settlement date) or (ii) the triggered early settlement date, 6.3 million shares, for $100 per share, of the Company’s 4.75% Series B Cumulative Convertible Preferred Stock (the “Convertible Preferred Stock”), resulting in cash proceeds to the Company of up to $632.5 million.
Following the issuance of Convertible Preferred Stock upon settlement of a holder’s Purchase Contracts, a holder of Convertible Preferred Stock may, at its option, at any time and from time to time, convert some or all of its outstanding shares of Convertible Preferred Stock at a conversion rate of 1.3333 shares of the Company’s common stock per share of Convertible Preferred Stock (subject to customary anti-dilution provisions), which is equivalent to an initial conversion price of approximately $75.00 per share of common stock. Assuming conversion of the 6.3 million shares of Convertible Preferred Stock at the 1.3333 initial conversion rate, a total of 8.4 million shares of the Company’s common stock may be issued upon conversion. As of April 4, 2015, due to the customary anti-dilution provisions, the conversion rate on the Convertible Preferred Stock was 1.3709 (equivalent to a conversion price of approximately $72.94 per common share). In the event that holders elect to settle their Purchase Contracts prior to November 17, 2015, the Company will deliver a number of shares of Convertible Preferred Stock equal to 85% of the Purchase Contracts tendered, together with cash in lieu of fractional shares. Upon a conversion on or after November 17, 2015 the Company may elect to pay or deliver, as the case may be, solely shares of common stock, together with cash in lieu of fractional shares (“physical settlement”), solely cash (“cash settlement”), or a combination of cash and common stock (“combination settlement”). The Company may redeem some or all of the Convertible Preferred Stock on or after December 22, 2015 at a redemption price equal to 100% of the $100 liquidation preference per share plus accrued and unpaid dividends to the redemption date.
In November 2010, contemporaneously with the issuance of the Convertible Preferred Units described above, the Company paid $50.3 million, or an average of $5.97 per option, to enter into capped call transactions (equity options) on 8.4 million shares of common stock with certain major financial institutions. The purpose of the capped call transactions is to offset the common shares that may be deliverable upon conversion of shares of Convertible Preferred Stock. With respect to the impact on the Company, the capped call transactions and the Convertible Preferred Stock, when taken together, result in the economic equivalent of having the conversion price on the Convertible Preferred Stock at $95.26, the upper strike price of the capped call (as of April 4, 2015). Refer to Note H, Long-Term Debt and Financing Arrangements, and Note J, Capital Stock, of the Company’s Form 10-K for the year ended January 3, 2015 for further discussion. In accordance with ASC 815-40, the $50.3 million premium paid was recorded as a reduction to equity.
The capped call transactions cover, subject to customary anti-dilution adjustments, the number of shares of common stock equal to the number of shares of common stock underlying the maximum number of shares of Convertible Preferred Stock issuable upon settlement of the Purchase Contracts. Each of the capped call transactions has a term of approximately five years and initially had a lower strike price of $75.00, which corresponded to the initial conversion price of the Convertible Preferred Stock, and an upper strike price of $97.95, which was approximately 60% higher than the closing price of the common stock on November 1, 2010. The capped call transactions may be settled by net share settlement (the default settlement method) or, at the Company’s option and subject to certain conditions, cash settlement, physical settlement or modified physical settlement. The aggregate fair value of the options at April 4, 2015 was $146.9 million.

J.    Accumulated Other Comprehensive Loss

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss (in millions):

	Currency translation adjustment and other	Unrealized (losses) gains on cash flow hedges, net of tax	Unrealized (losses) gains on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - January 3, 2015	$(796.8)	$(50.9)	$(37.2)	$(385.3)	$(1,270.2)
Other comprehensive (loss) income before reclassifications	$(314.2)	$21.2	$22.9	$11.1	$(259.0)
Reclassification adjustments to earnings	—	(1.1)	—	2.8	1.7
Net other comprehensive (loss) income	$(314.2)	$20.1	$22.9	$13.9	$(257.3)
Balance - April 4, 2015	$(1,111.0)	$(30.8)	$(14.3)	$(371.4)	$(1,527.5)

	Currency translation adjustment and other	Unrealized (losses) gains on cash flow hedges, net of tax	Unrealized losses on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - December 28, 2013	$(70.5)	$(77.3)	$(76.8)	$(274.4)	$(499.0)
Other comprehensive income (loss) before reclassifications	$7.6	$(1.5)	$(6.7)	$1.6	$1.0
Reclassification adjustments to earnings	—	2.3	—	1.5	3.8
Net other comprehensive income (loss)	$7.6	$0.8	$(6.7)	$3.1	$4.8
Balance - March 29, 2014	$(62.9)	$(76.5)	$(83.5)	$(271.3)	$(494.2)

The reclassifications out of accumulated other comprehensive loss for the three months ended April 4, 2015 and March 29, 2014 were as follows (in millions):

Reclassifications from accumulated other comprehensive loss to earnings	2015	2014	Affected line item in Consolidated Statements of Operations And Comprehensive (Loss) Income
Realized gains on cash flow hedges	$6.7	$0.1	Cost of sales
Realized losses on cash flow hedges	(3.8)	(3.8)	Interest expense
Tax effect	(1.8)	1.4	Income taxes on continuing operations
Realized gain (loss) on cash flow hedges, net of tax	$1.1	$(2.3)
Amortization of defined benefit pension items:
Actuarial losses	$(2.5)	$(1.2)	Cost of sales
Actuarial losses	(1.6)	(0.8)	Selling, general and administrative
Total before taxes	$(4.1)	$(2.0)
Tax effect	1.3	0.5	Income taxes on continuing operations
Amortization of defined benefit pension items, net of tax	$(2.8)	$(1.5)

K.    Net Periodic Benefit Cost — Defined Benefit Plans
Following are the components of net periodic pension (benefit) cost for the three months ended April 4, 2015 and March 29, 2014 (in millions):

	Year-to-Date
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
	2015	2014	2015	2014	2015	2014
Service cost	$1.6	$2.2	$3.6	$3.3	$0.1	$0.2
Interest cost	13.3	14.1	11.8	14.9	0.6	0.7
Expected return on plan assets	(18.7)	(18.0)	(14.0)	(15.2)	—	—
Amortization of prior service cost (credit)	0.2	0.3	0.1	0.1	(0.3)	(0.3)
Amortization of net loss	1.7	0.2	2.1	1.8	—	—
Settlement / curtailment loss	—	—	0.3	—	—	—
Net periodic pension (benefit) cost	$(1.9)	$(1.2)	$3.9	$4.9	$0.4	$0.6

L.    Fair Value Measurements
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
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of the hierarchy levels (millions of dollars):

	Total Carrying Value	Level 1	Level 2
April 4, 2015:
Money market fund	$10.1	$10.1	$—
Derivative assets	$197.5	$—	$197.5
Derivative liabilities	$158.6	$—	$158.6
January 3, 2015:
Money market fund	$9.9	$9.9	$—
Derivative assets	$144.2	$—	$144.2
Derivative liabilities	$148.4	$—	$148.4
The Company had no significant non-recurring fair value measurements, nor any financial assets or liabilities measured using Level 3 inputs, during the first quarters of 2015 or 2014.

The following table presents the carrying values and fair values of the Company's financial assets and liabilities, as well as the Company's debt, as of April 4, 2015 and January 3, 2015 (millions of dollars):

	April 4, 2015		January 3, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Other investments	$11.7	$12.0	$11.7	$11.9
Derivative assets	$197.5	$197.5	$144.2	$144.2
Derivative liabilities	$158.6	$158.6	$148.4	$148.4
Long-term debt, including current portion	$3,861.5	$4,355.0	$3,845.7	$4,323.8
The other investments relate to the West Coast Loading Corporation ("WCLC") trust and are considered Level 1 instruments within the fair value hierarchy. The long-term debt instruments are considered Level 2 instruments and are measured using a discounted cash flow analysis based on the Company’s marginal borrowing rates. The differences between the carrying values and fair values of long-term debt are attributable to the stated interest rates differing from the Company's marginal borrowing rates. The fair values of the Company's variable rate short-term borrowings approximate their carrying values at April 4, 2015 and January 3, 2015. The fair values of foreign currency and interest rate swap agreements, comprising the derivative assets and liabilities in the table above, are based on current settlement values.
As discussed in Note D, Financing Receivables, the Company has a deferred purchase price receivable related to sales of trade receivables. The deferred purchase price receivable will be repaid in cash as receivables are collected, generally within 30 days, and as such the carrying value of the receivable approximates fair value.
Refer to Note H, Derivative Financial Instruments, for more details regarding derivative financial instruments, Note Q, Commitments and Contingencies, for more details regarding the other investments related to the WCLC trust, and Note G, Long-Term Debt and Financing Arrangements, for more information regarding the carrying values of the long-term debt.

M.	Other Costs and Expenses
Other-net is primarily comprised of intangible asset amortization expense, currency related gains or losses, and environmental remediation expense.

N.    Restructuring Charges
A summary of the restructuring reserve activity from January 3, 2015 to April 4, 2015 is as follows (in millions):

	January 3, 2015	Net Additions	Usage	Currency	April 4, 2015
Severance and related costs	$81.2	$22.0	$(17.7)	$(4.7)	$80.8
Facility closures	16.4	2.9	(2.8)	(0.3)	16.2
Total	$97.6	$24.9	$(20.5)	$(5.0)	$97.0
For the three months ended April 4, 2015, the Company recognized a net restructuring charge of $24.9 million. This amount reflects $22.0 million of net severance charges associated with the reduction of approximately 240 employees. The Company also had facility closure costs of $2.9 million.
The majority of the $97.0 million of reserves remaining as of April 4, 2015 is expected to be utilized within the next 12 months.
Segments: The $24.9 million net restructuring charge for the three months ended April 4, 2015 includes: $17.0 million of net charges pertaining to the Tools & Storage segment; $7.0 million of net charges pertaining to the Security segment; $0.7 million of net charges pertaining to the Industrial segment; and $0.2 million of net charges pertaining to Corporate.

O.	Income Taxes
The Company recognized income tax expense of $55.3 million for the three months ended April 4, 2015, resulting in an effective tax rate of 25.0%. The effective tax rate differs from the U.S. statutory tax rate primarily due to a portion of the Company’s earnings being realized in lower-taxed foreign jurisdictions.
The Company recognized income tax expense of $48.0 million for the three months ended March 29, 2014, resulting in an effective tax rate of 22.0%. The effective tax rate differed from the U.S. statutory tax rate primarily due to a portion of the Company’s earnings being realized in lower-taxed foreign jurisdictions and the reversal of valuation allowances for certain foreign net operating losses which had become realizable.
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

P.    Business Segments

As previously discussed, in the first quarter of 2015 the Company combined the CDIY business with certain complementary elements of the IAR and Healthcare businesses (formerly part of the Industrial and Security segments, respectively) to form one Tools & Storage business. As a result, the Company recast segment financial information for prior periods to align with this change in organizational structure. There is no impact to the consolidated financial statements of the Company as a result of this change.

The Company classifies its business into three reportable segments, which also represent its operating segments: Tools & Storage, Security and Industrial.

The Tools & Storage segment is comprised of the Power Tools and Hand Tools & Storage businesses. The Power Tools business includes professional products, consumer products and power tool accessories. Professional products include professional grade corded and cordless electric power tools and equipment including drills, impact wrenches and drivers, grinders, saws, routers and sanders, as well as pneumatic tools and fasteners including nail guns, nails, staplers and staples, concrete and masonry anchors. Consumer products include corded and cordless electric power tools sold primarily under the Black & Decker brand, lawn and garden products, including hedge trimmers, string trimmers, lawn mowers, edgers and related accessories, and home products such as hand held vacuums, paint tools and cleaning appliances. Power tool accessories include drill bits, router bits, abrasives and saw blades.

The Hand Tools & Storage business sells measuring, leveling and layout tools, planes, hammers, demolition tools, knives, saws, chisels and industrial and automotive tools. Storage products include tool boxes, sawhorses, medical cabinets and engineered storage solution products.

The Security segment is comprised of the Convergent Security Solutions ("CSS") and Mechanical Access Solutions ("MAS") businesses. The CSS business designs, supplies and installs electronic security systems and provides electronic security services, including alarm monitoring, video surveillance, fire alarm monitoring, systems integration and system maintenance. Purchasers of these systems typically contract for ongoing security systems monitoring and maintenance at the time of initial equipment installation. The business also sells healthcare solutions, which includes asset tracking solutions, infant protection, pediatric protection, patient protection, wander management, fall management, and emergency call products. The MAS business sells automatic doors, commercial hardware, locking mechanisms, electronic keyless entry systems, keying systems, tubular and mortise door locksets.

The Industrial segment is comprised of the Engineered Fastening and Infrastructure businesses. The Engineered Fastening business primarily sells engineered fastening products and systems designed for specific applications. The product lines include stud welding systems, blind rivets and tools, blind inserts and tools, drawn arc weld studs, engineered plastic and mechanical fasteners, self-piercing riveting systems, precision nut running systems, micro fasteners, and high-strength structural fasteners.
The Infrastructure business consists of the Oil & Gas and Hydraulics businesses. The Oil & Gas business sells and rents custom pipe handling, joint welding and coating equipment used in the construction of large and small diameter pipelines, and provides pipeline inspection services. The Hydraulics business sells hydraulic tools and accessories primarily used for demolition and construction of large utilities, railroad and general infrastructure projects.

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

	Year-to-Date
	2015	2014
NET SALES
Tools & Storage	$1,632.1	$1,574.8
Security	509.6	544.9
Industrial	488.3	497.4
Total	$2,630.0	$2,617.1
SEGMENT PROFIT
Tools & Storage	$256.8	$212.8
Security	54.8	52.8
Industrial	74.7	86.7
Segment profit	386.3	352.3
Corporate overhead	(35.7)	(36.5)
Other-net	(63.7)	(60.9)
Restructuring (charges) credits	(24.9)	3.7
Interest expense	(44.4)	(44.1)
Interest income	3.7	3.4
Earnings from continuing operations before income taxes	$221.3	$217.9

The following table is a summary of total assets by segment as of April 4, 2015 and January 3, 2015:

	April 4, 2015	January 3, 2015
Tools & Storage	$8,882.8	$8,568.2
Security	3,800.7	3,972.0
Industrial	3,433.6	3,501.8
	16,117.1	16,042.0
Discontinued Operations	24.9	29.5
Corporate assets	(198.3)	(222.4)
Consolidated	$15,943.7	$15,849.1
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

The Environmental Protection Agency (“EPA”) has asserted claims in federal court in Rhode Island against certain current and former affiliates of Black & Decker related to environmental contamination found at the Centredale Manor Restoration Project Superfund ("Centredale") site, located in North Providence, Rhode Island. The EPA has discovered a variety of contaminants at the site, including but not limited to, dioxins, polychlorinated biphenyls, and pesticides. The EPA alleges that Black & Decker and certain of its current and former affiliates are liable for site clean-up costs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as successors to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. Black & Decker and certain of its current and former affiliates contest the EPA's allegation that they are responsible for the contamination, and have asserted contribution claims, counterclaims and cross-claims against a number of other PRPs, including the federal government as well as insurance carriers. The EPA released its Record of Decision ("ROD") in September 2012, which identified and described the EPA's selected remedial alternative for the site. Black & Decker and certain of its current and former affiliates are contesting the EPA's selection of the remedial alternative set forth in the ROD, on the grounds that the EPA's actions were arbitrary and capricious and otherwise not in accordance with law, and have proposed other equally-protective, more cost-effective alternatives. On June 10, 2014, the EPA issued an Administrative Order under Sec. 106 of CERCLA, instructing Emhart Industries, Inc. and Black & Decker to perform the remediation of Centredale pursuant to the ROD. Black & Decker and Emhart Industries, Inc. dispute the factual, legal and scientific bases cited by the EPA for such an Order and have provided the EPA with numerous good-faith bases for Black & Decker’s and Emhart Industries, Inc.’s declination to comply with the Order at this time. Black & Decker and Emhart Industries, Inc. continue to vigorously litigate the issue of their liability for environmental conditions at the Centredale site. If either or both entities are found liable, the Company's estimated remediation costs related to the Centredale site (including the EPA’s past costs as well as costs of additional investigation, remediation, and related costs such as EPA’s oversight costs, less escrowed funds contributed by primary PRPs who have reached settlement agreements with the EPA), which the Company considers to be probable and reasonably estimable, range from approximately $68.1 million to $139.7 million, with no amount within that range representing a more likely outcome until such time as the litigation is resolved through judgment or compromise. The Company’s reserve for this environmental remediation matter of $68.1 million reflects the fact that the EPA considers Metro-Atlantic, Inc. to be a primary source of contamination at the site. As the specific nature of the environmental remediation activities that may be mandated by the EPA at this site have not yet been finally determined through the on-going litigation, the ultimate remedial costs associated with the site may vary from the amount accrued by the Company at April 4, 2015.
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
The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of April 4, 2015 and January 3, 2015 the Company had reserves of $174.8 million and $177.3 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2015 amount, $13.7 million is classified as current and $161.1 million as long-term which is expected to be paid over the estimated remediation period. As of April 4, 2015, the Company has recorded $21.7 million in other assets related to funding received by the EPA and placed in a trust in accordance with the final settlement with the EPA, embodied in a Consent Decree approved by the United States District Court for the Central District of California on July 3, 2013. Per the Consent Decree, Emhart Industries, Inc. (a dissolved, former indirectly wholly-owned subsidiary of The Black & Decker Corporation) (“Emhart”) has agreed to be responsible for an interim remedy at a site located in Rialto, California and formerly operated by West Coast Loading Corporation (“WCLC”), a defunct company for which Emhart was alleged to be liable as a successor. The remedy will be funded by (i) the amounts received from the EPA as gathered from multiple parties, and, to the extent necessary, (ii) Emhart's affiliate.  The interim remedy requires the construction of a water treatment facility and the filtering of ground water at or around the site for a period of approximately 30 years or more. Accordingly, as of April 4, 2015, the Company's cash obligation associated with the aforementioned remediation activities including WCLC is $153.1 million. The range of environmental remediation costs that is reasonably possible is

$133.0 million to $266.2 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with policy.
The Company and approximately 60 other companies comprise the Lower Passaic Cooperating Parties Group (the “CPG”). The CPG members and other companies are parties to a May 2007 Administrative Settlement Agreement and Order on Consent (“AOC”) with the EPA to perform a remedial investigation/feasibility study (“RI/FS”) of the lower seventeen miles of the Lower Passaic River in New Jersey (the “River”).  The Company’s potential liability stems from former operations in Newark, New Jersey.  As an interim step related to the 2007 AOC, the CPG voluntarily entered into an AOC on June 18, 2012 with the EPA for remediation actions focused solely at mile 10.9 of the River.  The Company’s estimated costs related to the RI/FS and focused remediation action at mile 10.9, based on an interim allocation, are included in environmental reserves as of April 4, 2015 and January 3, 2015.  On April 11, 2014, the EPA issued a Focused Feasibility Study (“FFS”) and proposed plan which addressed various early action remediation alternatives for the lower 8.3 miles of the River.  The proposed plan describes the remedial alternatives considered to address contaminated sediments in the River and identifies the EPA’s preferred alternative - the removal of sediments bank to bank in the lower 8.3 miles of the River and constructing an engineered cap over the dredged area.  The preferred alternative would include the removal and disposal of 4.3 million cubic yards of sediment, would cost approximately $1.7 billion according to the EPA’s estimate, and take 5 years to complete.  The EPA has received public comment on the FFS and proposed plan (including comments from the CPG and other entities asserting that the FFS and proposed plan do not comply with CERCLA) which public comment period ended on August 20, 2014.  The CPG anticipates submitting a draft RI/FS for the entire lower seventeen miles of the River to the EPA in the first half of 2015. The EPA’s final decision whether to adopt the proposed plan or a different alternative will be made after the EPA has taken into consideration the public comments.  At this time, the Company cannot reasonably estimate its liability related to the remediation efforts, excluding the RI/FS and remediation actions at mile 10.9, as the RI/FS is ongoing, the ultimate remedial approach and associated cost has not yet been determined, and the parties that will participate in funding the remediation and their respective allocations are not yet known.
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

R.    Guarantees
The Company’s financial guarantees at April 4, 2015 are as follows:

(Millions of Dollars)	Term	Maximum Potential Payment	Carrying Amount of Liability
Guarantees on the residual values of leased properties	One to five years	$34.9	$—
Standby letters of credit	Up to three years	91.1	—
Commercial customer financing arrangements	Up to six years	40.8	12.5
Total		$166.8	$12.5
The Company has guaranteed a portion of the residual values of leased properties arising from its synthetic lease program. The lease guarantees are for an amount up to $34.9 million while the fair value of the underlying buildings is estimated at $38.8 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these guarantees.
The Company has issued $91.1 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs.
The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors and franchisees for their initial purchase of the inventory and trucks necessary to function as a distributor and franchisee. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors and franchisees. The gross amount guaranteed in these arrangements is $40.8 million and the $12.5 million carrying value of the guarantees issued is recorded in debt and other liabilities as appropriate in the Condensed Consolidated Balance Sheets.

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

The changes in the carrying amount of product and service warranties for the three months ended April 4, 2015 and March 29, 2014 are as follows:

(Millions of Dollars)	2015	2014
Balance beginning of period	$109.6	$121.1
Warranties and guarantees issued	23.4	20.0
Warranty payments and currency	(26.1)	(23.9)
Balance end of period	$106.9	$117.2

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
BUSINESS OVERVIEW
Strategy

The Company is a diversified global provider of power and hand tools, products and services for various industrial applications, mechanical access solutions (i.e. automatic doors and commercial locking systems), and electronic security and monitoring systems. The Company is continuing to pursue a growth and acquisition strategy that involves industry, geographic and customer diversification to foster sustainable revenue, earnings and cash flow growth. The Company has developed key growth platforms within the Industrial and Security segments through acquisitions. Furthermore, two aspects of the Company's vision are to be a consolidator within the tools and storage industry and to increase its presence in emerging markets, with a goal of ultimately generating greater than 20% of annual revenues from emerging markets. The Company has made investments in its organic growth initiatives in order to drive growth across all of its businesses, and anticipates the majority of acquisition-related investments being within the areas mentioned above.

In terms of capital allocation, the Company remains committed to returning a significant amount of capital to shareholders by continuing its pause in strategic merger and acquisition activity (possibly commencing bolt-on acquisitions in the latter half of 2015), continued dividend growth, and reducing its basic share count by the share equivalent of up to $1 billion worth of shares by the end of 2015. Since the beginning of the fourth quarter of 2014, the Company has made significant progress in its share repurchase program by reducing its share count by the equivalent of approximately $900 million of shares by utilizing both cash and equity derivatives.

Refer to the “Strategic Objectives” section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the year ended January 3, 2015 for additional strategic discussions.
Segments
In the first quarter of 2015, the Company combined the Construction & Do-It-Yourself ("CDIY") business with certain complementary elements of the Industrial and Automotive Repair ("IAR") and Healthcare businesses (formerly part of the Industrial and Security segments, respectively) to form one Tools & Storage business with annual revenues totaling approximately $7 billion. The combination of these businesses is consistent with the Company's strategy to continue to gain market share and consolidate the tools and storage industry. The Company classifies its business into three reportable segments, which also represent its operating segments: Tools & Storage, Security and Industrial.
Tools & Storage
The Tools & Storage segment is comprised of the Power Tools and Hand Tools & Storage businesses. Revenues in the Tools & Storage segment were $7.033 billion in 2014, representing 62% of the Company’s total revenues.
The Power Tools business includes professional products, consumer products and power tool accessories. Professional products include professional grade corded and cordless electric power tools and equipment including drills, impact wrenches and drivers, grinders, saws, routers and sanders, as well as pneumatic tools and fasteners including nail guns, nails, staplers and staples, concrete and masonry anchors. Consumer products include corded and cordless electric power tools sold primarily under the Black & Decker brand, lawn and garden products, including hedge trimmers, string trimmers, lawn mowers, edgers and related accessories, and home products such as hand held vacuums, paint tools and cleaning appliances. Power tool accessories include drill bits, router bits, abrasives and saw blades.
The Hand Tools & Storage business sells measuring, leveling and layout tools, planes, hammers, demolition tools, knives, saws, chisels and industrial and automotive tools. Storage products include tool boxes, sawhorses, medical cabinets and engineered storage solution products.

Security
The Security segment is comprised of the Convergent Security Solutions ("CSS") and Mechanical Access Solutions ("MAS") businesses. Revenues in the Security segment were $2.261 billion in 2014, representing 20% of the Company’s total revenues.
The CSS business designs, supplies and installs electronic security systems and provides electronic security services, including alarm monitoring, video surveillance, fire alarm monitoring, systems integration and system maintenance. Purchasers of these systems typically contract for ongoing security systems monitoring and maintenance at the time of initial equipment installation. The business also sells healthcare solutions, which includes asset tracking solutions, infant protection, pediatric protection, patient protection, wander management, fall management, and emergency call products.
The MAS business sells automatic doors, commercial hardware, locking mechanisms, electronic keyless entry systems, keying systems, tubular and mortise door locksets.
Industrial
The Industrial segment is comprised of the Engineered Fastening and Infrastructure businesses. Industrial segment revenues were $2.044 billion in 2014, representing 18% of the Company’s total revenues.
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
The Infrastructure business consists of the Oil & Gas and Hydraulics businesses. The Oil & Gas business sells and rents custom pipe handling, joint welding and coating equipment used in the construction of large and small diameter pipelines, and provides pipeline inspection services. The Hydraulics business sells hydraulic tools and accessories primarily used for demolition and construction of large utilities, railroad and general infrastructure projects.
2015 Outlook
This outlook discussion is intended to provide broad insight into the Company’s near-term earnings and cash flow generation prospects. The Company has reiterated its previously communicated guidance on diluted earnings per share of approximately $5.65 to $5.85 in 2015, inclusive of $50 million or $0.25 EPS of restructuring charges. The Company continues to expect free cash flow to be at least $1 billion. The Company has changed certain assumptions for 2015, which net to a neutral impact. The Company now expects organic net sales to increase approximately 5% from 2014, which results in an incremental $0.25 of diluted earnings per share accretion from the prior organic net sales assumption of 3-4%. In addition, the acceleration of the Company's share repurchase program is expected to yield an additional $0.10 of diluted EPS accretion in 2015. However, these positive changes in assumptions are expected to be offset by an incremental $0.30 - $0.35 in foreign currency headwinds in 2015 due to the strengthening of the U.S. dollar over the past 90 days. All other assumptions previously communicated remain the same.

RESULTS OF OPERATIONS
Net Sales: Net sales were $2.630 billion in the first quarter of 2015 compared to $2.617 billion in the first quarter of 2014, representing an increase of 1%. Overall, the increase was attributable to a 7% increase in volume and a 1% increase in price, substantially offset by a 7% decrease due to foreign currency. Tools & Storage net sales increased 3% due to organic growth of 10%, mainly driven by strong results in North America and Europe, partially offset by foreign currency pressure of 7%. Net sales in the Security segment declined 6% primarily due to unfavorable effects of foreign currency fluctuations, which more than offset organic growth of 2% generated by strong automatic doors revenues in North America, emerging markets revenues, and higher installation revenues in Europe. Industrial net sales decreased 2% compared to the first quarter of 2014 as organic growth of 6%, primarily driven by strong global automotive and electronic revenues in the Engineered Fastening business, was more than offset by continued foreign currency pressures and lower Oil & Gas revenues due to slow pipeline construction activity.
Gross Profit: Gross profit was $973.6 million, or 37.0% of net sales, in the first quarter of 2015 compared to $956.4 million, or 36.5% of net sales, in the first quarter of 2014. The increase in the profit rate reflects favorable impacts from volume, price, productivity and cost management, which more than offset negative impacts from currency fluctuations.

SG&A Expenses: SG&A, inclusive of the provision for doubtful accounts, was $623.0 million, or 23.7% of net sales, in the first quarter of 2015 compared to $640.6 million, or 24.5% of net sales, in the first quarter of 2014. The decrease in the rate reflects the impacts of increased volumes during the first quarter of 2015 as well as the Company's efforts to significantly reduce indirect expenses.
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
Corporate Overhead: The corporate overhead element of SG&A, which is not allocated to the business segments, amounted to $35.7 million and $36.5 million in the first quarters of 2015 and 2014, respectively, or 1.4% of net sales in each period.

Other, net: Other, net expense amounted to $63.7 million in the first quarter of 2015 compared to $60.9 million in the first quarter of 2014. The increase was primarily driven by negative impacts of foreign currency remeasurements partially offset by lower amortization expense.
Interest, net: Net interest expense was $40.7 million in both the first quarter of 2015 and first quarter of 2014.
Income Taxes: The Company recognized income tax expense of $55.3 million in the first quarter of 2015, resulting in an effective tax rate of 25.0%. The effective tax rate differs from the U.S. statutory tax rate primarily due to a portion of the Company’s earnings being realized in lower-taxed foreign jurisdictions.
The Company recognized income tax expense of $48.0 million in the first quarter of 2014, resulting in an effective tax rate of 22.0%. The effective tax rate differs from the U.S. statutory tax rate primarily due to a portion of the Company’s earnings being realized in lower-taxed foreign jurisdictions and the reversal of valuation allowances for certain foreign net operating losses which had become realizable.
Business Segment Results
The Company’s reportable segments are aggregations of businesses that have similar products, services and end markets, among other factors. The Company utilizes segment profit (which is defined as net sales minus cost of sales and SG&A aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, Other-net (inclusive of intangible asset amortization expense), restructuring charges (credits), interest income, interest expense, and income tax expense. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and the expense pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Refer to Note N, Restructuring Charges, of the Notes to (Unaudited) Condensed Consolidated Financial Statements for the amount of restructuring charges, if applicable, attributable to each segment. The Company’s operations are classified into three business segments: Tools & Storage, Security and Industrial.
As discussed previously, in the first quarter of 2015 the Company combined the Construction & Do-It-Yourself ("CDIY") business with certain complementary elements of the Industrial and Automotive Repair ("IAR") and Healthcare businesses (formerly part of the Industrial and Security segments, respectively) to form the Tools & Storage business. The Company recast segment net sales and profit for the first quarter of 2014 to align with this change in organizational structure. There is no impact to the consolidated financial statements of the Company as a result of this change.
Tools & Storage:

	Year-to-Date
(Millions of Dollars)	2015	2014
Net sales	$1,632.1	$1,574.8
Segment profit	$256.8	$212.8
% of Net sales	15.7%	13.5%
Tools & Storage net sales increased $57.3 million, or 3%, in the first quarter of 2015 compared to the first quarter of 2014. Total organic growth of 10% was primarily driven by 15% organic growth in North America and 9% organic growth in Europe. North America continued to benefit from healthy underlying tool demand across the construction and industrial channels as well as share gains from new products and brand extensions aided by strong execution at the customer level. Europe's trend of strong organic growth continued as new products, an expanded retail footprint and solid commercial momentum continued to generate share gains in many markets, in spite of a challenged overall economic recovery. Organic growth in the emerging markets was relatively flat as strong growth from mid-price point product launches and pricing actions, most notably in Latin America, offset steep declines in Russia and softness in China. Fluctuations in foreign currency resulted in a 7% decrease in net sales during the first quarter of 2015.
Segment profit for the first quarter of 2015 was $256.8 million, or 15.7% of net sales, compared to $212.8 million, or 13.5% of net sales, in the first quarter of 2014. The increase in the segment profit rate was driven by volume leverage, price, productivity and cost management, which more than offset currency pressures.
Security:

	Year-to-Date
(Millions of Dollars)	2015	2014
Net sales	$509.6	$544.9
Segment profit	$54.8	$52.8
% of Net sales	10.8%	9.7%
Security net sales decreased $35.3 million, or 6%, in the first quarter of 2015 from $544.9 million in the first quarter of 2014, as organic growth of 2%, driven by increases of 1% in both volume and price, was significantly impacted by an 8% decline due to foreign currency. Organic growth of 2% within North America and emerging markets resulted from strong automatic doors revenues and improved performance in the North America commercial locks business, which returned to growth after five quarters of organic declines. Europe's organic growth rate was 1%, the second consecutive quarter of flat or positive organic growth, led by higher installation revenues. Europe order rates increased 3% in the first quarter of 2015 with attrition remaining within the target range of 10-12%.
Segment profit for the first quarter of 2015 was $54.8 million, or 10.8% of net sales, compared to $52.8 million, or 9.7% of net sales, in the first quarter of 2014. The year-over-year improvement in the segment profit rate was due primarily to improved performance within Europe.
Industrial:

	Year-to-Date
(Millions of Dollars)	2015	2014
Net sales	$488.3	$497.4
Segment profit	$74.7	$86.7
% of Net sales	15.3%	17.4%
Industrial net sales decreased $9.1 million, or 2%, in the first quarter of 2015 from $497.4 million in the first quarter of 2014, as organic growth of 6% was more than offset by an 8% decline due to foreign currency fluctuations. Engineered Fastening achieved organic growth of 12% driven primarily by strong global automotive and electronics revenues. Infrastructure organic revenues declined 15% due to decreasing Oil & Gas revenues from delayed or suspended pipeline construction activity offset by modest growth within the Hydraulics business.
Industrial segment profit for the first quarter of 2015 was $74.7 million, or 15.3% of net sales, compared to $86.7 million, or 17.4% of net sales, in the first quarter of 2014. The year-over-year decrease in segment profit rate was driven by lower Oil & Gas volumes and foreign currency pressures, which more than offset favorable volume leverage from Engineered Fastening, productivity gains and cost control.

RESTRUCTURING ACTIVITIES

A summary of the restructuring reserve activity from January 3, 2015 to April 4, 2015 is as follows (in millions):

	January 3, 2015	Net Additions	Usage	Currency	April 4, 2015
Severance and related costs	$81.2	$22.0	$(17.7)	$(4.7)	$80.8
Facility closures	16.4	2.9	(2.8)	(0.3)	16.2
Total	$97.6	$24.9	$(20.5)	$(5.0)	$97.0
For the three months ended April 4, 2015, the Company recognized a net restructuring charge of $24.9 million. This amount reflects $22.0 million of net severance charges associated with the reduction of approximately 240 employees. The Company also had facility closure costs of $2.9 million.
The majority of the $97.0 million of reserves remaining as of April 4, 2015 is expected to be utilized within the next 12 months.
Segments: The $24.9 million net restructuring charge for the three months ended April 4, 2015 includes: $17.0 million of net charges pertaining to the Tools & Storage segment; $7.0 million of net charges pertaining to the Security segment; $0.7 million of net charges pertaining to the Industrial segment; and $0.2 million of net charges pertaining to Corporate.

FINANCIAL CONDITION
Liquidity, Sources and Uses of Capital: The Company’s primary sources of liquidity are cash flows generated from operations and available lines of credit under various credit facilities. The Company's cash flows are presented on a consolidated basis and include cash flows from discontinued operations.
Operating Activities: Cash flows used in operations were $197.5 million in the first quarter of 2015 and $152.0 million in the first quarter of 2014. Cash outflows from working capital (accounts receivable, inventory, accounts payable and deferred revenue) were $377.9 million in the first quarter of 2015 compared to $330.3 million in the first quarter of 2014. The increase in working capital cash outflows was primarily driven by higher inventory purchases, particularly in the Tools & Storage segment, and higher accounts receivables as a result of strong organic growth in the first quarter of 2015, partially offset by higher payable balances. The incremental investment in Tools & Storage inventory during the first quarter of 2015 was modestly higher than normal as the Company managed through the West Coast port strike and prepared for strong organic growth in the second quarter of 2015.

Free Cash Flow: Free cash flow, in line with normal seasonality, was an outflow of $243.4 million in the first quarter of 2015 compared to an outflow of $209.8 million in the corresponding 2014 period. Management considers free cash flow an important indicator of its liquidity, as well as its ability to fund future growth and provide a dividend to shareowners. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

	Year-to-Date
(Millions of Dollars)	2015	2014
Net cash used in operating activities	$(197.5)	$(152.0)
Less: capital expenditures	(45.9)	(57.8)
Free cash outflow	$(243.4)	$(209.8)

Based on its potential to generate cash flow from operations on an annual basis and credit position at April 4, 2015, the Company continues to believe over the long term it has the financial flexibility to deploy capital to its shareowners’ advantage through a combination of acquisitions, dividends and potential future share repurchases.

Investing Activities: Cash flows used in investing activities were $24.6 million and $65.7 million in the first quarters of 2015 and 2014, respectively. The year-over-year change was primarily driven by net investment hedge settlements, which resulted in cash proceeds of $30.4 million in the first quarter of 2015 compared to cash payments of $6.3 million in the first quarter of 2014. Capital and software expenditures totaled $45.9 million and $57.8 million in the first quarters of 2015 and 2014, respectively. The decrease in capital expenditures in the first quarter of 2015 was driven by management's continued focus to control spend in this area as well as lower integration related capital expenditures.

Financing Activities: Cash flows provided by financing activities were $206.6 million in the first quarter of 2015 resulting from $598.9 million in net proceeds from short-term borrowings under the Company's commercial paper program, primarily driven by the share repurchase activity and normal seasonality of cash outflows during the first quarter, offset by cash payments for dividends of $82.7 million and repurchases of common stock of $348.0 million, which primarily related to the repurchase of approximately 3.4 million shares in February 2015.

Cash flows provided by financing activities in the first quarter of 2014 were $161.2 million, which was primarily driven by $282.3 million in net proceeds from short-term borrowings under the Company’s commercial paper program, offset by $80.7 million of cash payments for dividends and a $30.3 million payment related to the termination of interest rate swaps.

Fluctuations in foreign currency rates negatively impacted cash by $45.6 million and $7.1 million in the first quarters of 2015 and 2014, respectively. The negative impact on cash in 2015 was primarily driven by the continued strengthening of the U.S. Dollar against the Company's major currencies, most notably the Euro, British Pound, Canadian Dollar and Swedish Krona.
Credit Ratings & Liquidity:

The Company maintains strong investment grade credit ratings from the major U.S. rating agencies on its senior unsecured debt (average A-), as well as its short-term commercial paper borrowings. There have been no changes to any of the ratings during the first quarter of 2015.

Failure to maintain strong investment grade rating levels could adversely affect the Company’s cost of funds, liquidity and access to capital markets, but would not have an adverse effect on the Company’s ability to access committed credit facilities.

In March 2015, the Company entered into a forward share purchase contract on its common stock. The contract obligates the Company to pay $350.0 million, plus an additional amount related to the forward component of the contract, to the financial institution counterparty not later than March 2017, or earlier at the Company’s option, for the 3,645,510 shares purchased. In October 2014, the Company entered into a forward share purchase contract on its common stock that obligates the Company to pay $150.0 million, plus an additional amount related to the forward component of the contract, to the financial institution counterparty not later than October 2016, or earlier at the Company’s option, for the 1,603,822 shares purchased.

On February 10, 2015, the Company net-share settled 9.1 million of the 12.2 million capped call options on its common stock and received 911,077 shares using an average reference price of $96.46 per common share. Additionally, the Company purchased 3,381,162 shares directly from the counterparties participating in the net-share settlement of the capped call options for $326.1 million, equating to an average price of $96.46 per share. Refer to the Company's Form 10-K for the year ended January 3, 2015 for further discussion.

On December 3, 2013, the Company issued $400.0 million 5.75% fixed-to-floating rate junior subordinated debentures maturing December 15, 2053 (“2053 Junior Subordinated Debentures”) that bear interest at a fixed rate of 5.75% per annum, up to, but excluding December 15, 2018. From and including December 15, 2018, the 2053 Junior Subordinated Debentures will bear interest at an annual rate equal to three-month LIBOR plus 4.304%. The debentures subordination and long tenor provides significant credit protection measures for senior creditors and as a result, the debentures were awarded a 50% equity credit by S&P and Fitch, and 25% equity credit by Moody's. The net proceeds of $392.0 million from the offering were primarily used to repay commercial paper borrowings.

On December 3, 2013, the Company issued 3,450,000 Equity Units (the “Equity Units”), each with a stated value of $100 which are initially comprised of a 1/10, or 10%, undivided beneficial ownership in a $1,000 principal amount 2.25% junior subordinated note due 2018 and a forward common stock purchase contract (the “Equity Purchase Contract”). Each Equity Purchase Contract obligates the holders to purchase approximately 3.5 to 4.3 million common shares. The subordination of the notes in the Equity Units combined with the Equity Purchase Contracts resulted in the Equity Units being awarded a 100% equity credit by S&P, and 50% equity credit by Moody's. The Company received approximately $334.7 million in cash proceeds from the Equity Units, net of underwriting discounts and commission, before offering expenses, and recorded $345.0 million in long-term debt. The proceeds were used primarily to repay commercial paper borrowings.

The Company has a five year $1.5 billion committed credit facility (the “Credit Agreement”). Borrowings under the Credit Agreement may include U.S. Dollars up to the $1.5 billion commitment or in Euro or Pounds Sterling subject to a foreign currency sublimit of $400.0 million and bear interest at a floating rate dependent upon the denomination of the borrowing. Repayments must be made on June 27, 2018 or upon an earlier termination date of the Credit Agreement, at the election of the

Company. The Company’s $2.0 billion commercial paper program is backed by the Company's $1.5 billion Credit Agreement. As of April 4, 2015, the Company has not drawn on the Credit Agreement.

Refer to Note G, Long-Term Debt and Financing Arrangements, and Note I, Equity Arrangements, in the Notes to (Unaudited) Condensed Consolidated Financial Statements for further discussion of the Company's financing arrangements.

Cash and cash equivalents totaled $436 million as of April 4, 2015, comprised of $65 million in the U.S. and $371 million in foreign jurisdictions. As of January 3, 2015, cash and cash equivalents totaled $497 million, comprised of $46 million in the U.S. and $451 million in foreign jurisdictions. Concurrent with the Black & Decker merger, the Company made a determination to repatriate certain legacy Black & Decker foreign earnings, on which U.S. income taxes had not previously been provided. As a result of this repatriation decision, the Company has recorded approximately $368 million and $369 million of associated deferred tax liabilities at April 4, 2015 and January 3, 2015, respectively. Current plans and liquidity requirements do not demonstrate a need to repatriate other foreign earnings. Accordingly, all other undistributed foreign earnings of the Company are considered to be permanently reinvested, or will be remitted substantially free of additional tax, consistent with the Company’s overall growth strategy internationally, including acquisitions and long-term financial objectives. No provision has been made for taxes that might be payable upon remittance of these undistributed foreign earnings. However, should management determine at a later point to repatriate additional foreign earnings, the Company would be required to accrue and pay taxes at that time.

OTHER MATTERS
Critical Accounting Estimates: There have been no significant changes in the Company’s critical accounting estimates during the first quarter of 2015. Refer to the “Other Matters” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended January 3, 2015 for a discussion of the Company’s critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no significant change in the Company’s exposure to market risk during the first quarter of 2015. Refer to the “Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended January 3, 2015 for further discussion.

ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and its Senior Vice President and Chief Financial Officer have concluded that, as of April 4, 2015, the Company’s disclosure controls and procedures are effective. There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CAUTIONARY STATEMENT
Under the Private Securities Litigation Reform Act of 1995

Statements in this Quarterly Report on Form 10-Q that are not historical, including but not limited to those regarding the Company’s ability to: (i) achieve full year 2015 diluted EPS of approximately $5.65 to $5.85 (inclusive of $50 million or $0.25 EPS of restructuring charges); (ii) generate at least $1.0 billion of free cash flow for 2015; (iii) return capital to shareholders by continued dividend growth and reducing its basic share count by the share equivalent of up to $1.0 billion worth of shares by the end of 2015; (collectively, the “Results”) are “forward looking statements” and subject to risk and uncertainty.

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

The Company’s ability to deliver the Results is dependent, or based, upon: (i) the Company’s ability to generate organic net sales increases of approximately 5% in 2015; (ii) the Company’s ability to accelerate it share repurchase program and settle related purchase contracts to sufficiently lower its average share count; (iii) foreign exchange headwinds being approximately $200-220 million (or an incremental $0.30- $0.35 of diluted EPS) in 2015; (iv) the Company’s ability to achieve a tax rate relatively consistent with the 2014 tax rate; (v); the Company’s ability to limit restructuring charges to approximately $50 million in 2015; (vi) the Company’s ability to capitalize on operational improvements in both Security Europe and North America as well as execute on its divestiture of Security’s operations in Spain and Italy; (vii) the Company’s ability to increase presence in emerging markets of the Power Tools and Hand Tools mid-price point categories; (viii) the successful integration and realization of revenue synergies associated with several acquisitions, as well as integration of existing businesses; (ix) the continued acceptance of technologies used in the Company’s products and services; (x) the Company’s ability to manage existing Sonitrol franchisee and Mac Tools relationships; (xi) the Company’s ability to minimize costs associated with any sale or discontinuance of a business or product line, including any severance, restructuring, legal or other costs; (xii) the proceeds realized with respect to any business or product line disposals; (xiii) the extent of any asset impairments with respect to any businesses or product lines that are sold or discontinued; (xiv) the Company’s ability to sustain or increase prices in order to, among other things, offset or mitigate the impact of steel, freight, energy, non-ferrous commodity and other commodity costs and any inflation increases and/or currency impacts; (xv) the Company’s ability to generate free cash flow and maintain a strong debt to capital ratio; (xvi) the Company’s ability to identify and effectively execute productivity improvements and cost reductions, while minimizing any associated restructuring charges; (xvii) the Company’s ability to obtain favorable settlement of tax audits; (xviii) the ability of the Company to generate earnings sufficient to realize future income tax benefits during periods when temporary differences become deductible; (xix) the continued ability of the Company to access credit markets under satisfactory terms; (xx) the Company’s ability to negotiate satisfactory price and payment terms under which the Company buys and sells goods, services, materials and products; and (xxi) the availability of cash to repurchase shares when conditions are right.

The Company’s ability to deliver the Results is also dependent upon: (i) the success of the Company’s marketing and sales efforts, including the ability to develop, market and achieve sales from new and innovative products and solutions at the right price points in both existing and new markets; (ii) the ability of the Company to maintain or improve production rates in the Company’s manufacturing facilities, respond to significant changes in product demand and fulfill demand for new and existing products; (iii) the Company’s ability to continue improvements in working capital through effective management of accounts receivable and inventory levels; (iv) the ability to continue successfully managing and defending claims and litigation; (v) the success of the Company’s efforts to mitigate any adverse earnings impact resulting from, for example, increases in the cost of energy or significant Chinese Renminbi, Euro, British Pound, Canadian Dollar, Swedish Krona or other currency fluctuations ; (vi) the geographic distribution of the Company’s earnings; (vii) the commitment to and success of the Stanley Fulfillment System; and (viii) successful implementation with expected results of cost reduction programs.

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

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors as disclosed in the Company’s Form 10-K for the year ended January 3, 2015 filed with the Securities and Exchange Commission on February 19, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended April 4, 2015:

2015	(a) Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Program	Maximum Number Of Shares That May Yet Be Purchased Under The Program
January 4 - February 7	—	$—	—	—
February 8 - March 7	4,328,933	96.48	—	—
March 8 - April 4	189,472	96.01	—	—
	4,518,405	$96.46	—	—

(a)
In February 2015, the Company net-share settled 9.1 million of the 12.2 million capped call options on its common stock and received 911,077 shares using an average reference price of $96.46. Additionally, the Company repurchased 3,381,162 shares for approximately $326.1 million, equating to an average share price of $96.46. The remaining shares of common stock in this column were deemed surrendered to the Company by participants in various benefit plans of the Company to satisfy the participants’ taxes related to vesting or delivery of time-vesting restricted share units under those plans.

On July 23, 2014, the Board of Directors approved a new repurchase of up to 25 million shares of the Company's common stock. After the Company's repurchase of approximately 3.4 million shares discussed above, the remaining authorized shares for repurchase is 21.6 million shares as of April 4, 2015. Furthermore, approximately 5.2 million shares are reserved for purchase in connection with forward share purchase contracts entered into in October 2014 and March 2015, which obligate the Company to pay $150.0 million and $350.0 million, respectively, plus additional amounts related to the forward component of the contracts to the respective financial institution counterparties not later than October 2016 or March 2017, respectively, or earlier at the Company's option. For further detail on these transactions, refer to Note I, Equity Arrangements in the Notes To (Unaudited) Condensed Consolidated Financial Statements.

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

(101)
The following materials from Stanley Black & Decker Inc.'s Quarterly Report on Form 10-Q for the quarter ended April 4, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended April 4, 2015 and March 29, 2014 (ii) Condensed Consolidated Balance Sheets at April 4, 2015 and January 3, 2015, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended April 4, 2015 and March 29, 2014, and (iv) Notes to (Unaudited) Condensed Consolidated Financial Statements**.

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

STANLEY BLACK & DECKER, INC.

Date:	April 29, 2015	By:	/s/ DONALD ALLAN, JR.
Donald Allan, Jr.
Senior Vice President and Chief Financial Officer