Form 10-Q
period 2015-07-04
STANLEY BLACK & DECKER, INC.
filed 2015-07-31
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2015.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
153,238,625 shares of the registrant’s common stock were outstanding as of July 16, 2015

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED JULY 4, 2015 AND JUNE 28, 2014
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	Second Quarter		Year-to-Date
	2015	2014	2015	2014
Net Sales	$2,866.9	$2,860.1	$5,496.9	$5,477.2
Costs and Expenses
Cost of sales	$1,809.7	$1,811.5	$3,466.1	$3,472.2
Selling, general and administrative	631.5	649.0	1,245.2	1,286.0
Provision for doubtful accounts	13.0	6.9	22.3	10.5
Other-net	50.5	57.3	114.2	118.2
Restructuring charges (credits)	5.0	(1.7)	29.9	(5.4)
Interest expense	46.2	43.3	90.6	87.4
Interest income	(3.0)	(3.0)	(6.7)	(6.4)
	$2,552.9	$2,563.3	$4,961.6	$4,962.5
Earnings from continuing operations before income taxes	314.0	296.8	535.3	514.7
Income taxes on continuing operations	78.5	74.1	133.8	122.1
Earnings from continuing operations	$235.5	$222.7	$401.5	$392.6
Less: Net (loss) earnings attributable to non-controlling interests	(0.2)	0.9	(1.0)	1.1
Net earnings from continuing operations attributable to common shareowners	$235.7	$221.8	$402.5	$391.5
Net loss from discontinued operations	(8.5)	(5.3)	(13.0)	(13.1)
Net Earnings Attributable to Common Shareowners	$227.2	$216.5	$389.5	$378.4
Total Comprehensive Income Attributable to Common Shareowners	$299.4	$207.8	$204.4	$374.5
Basic earnings (loss) per share of common stock:
Continuing operations	$1.59	$1.42	$2.68	$2.51
Discontinued operations	(0.06)	(0.03)	(0.09)	(0.08)
Total basic earnings per share of common stock	$1.53	$1.38	$2.59	$2.42
Diluted earnings (loss) per share of common stock:
Continuing operations	$1.54	$1.39	$2.60	$2.46
Discontinued operations	(0.06)	(0.03)	(0.08)	(0.08)
Total diluted earnings per share of common stock	$1.49	$1.36	$2.51	$2.37
Dividends per share of common stock	$0.52	$0.50	$1.04	$1.00
Weighted Average Shares Outstanding (in thousands):
Basic	148,059	156,316	150,339	156,097
Diluted	152,663	159,666	154,881	159,354
See notes to (unaudited) condensed consolidated financial statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JULY 4, 2015 AND JANUARY 3, 2015
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	July 4, 2015	January 3, 2015
ASSETS
Current Assets
Cash and cash equivalents	$391.9	$496.6
Accounts and notes receivable, net	1,645.9	1,396.7
Inventories, net	1,839.6	1,562.7
Assets held for sale	19.1	29.5
Other current assets	448.3	463.3
Total Current Assets	4,344.8	3,948.8
Property, Plant and Equipment, net	1,419.2	1,454.1
Goodwill	7,167.6	7,275.5
Intangibles, net	2,631.1	2,751.7
Other Assets	436.1	419.0
Total Assets	$15,998.8	$15,849.1
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities
Short-term borrowings	$420.2	$1.6
Current maturities of long-term debt	20.3	5.9
Accounts payable	1,764.6	1,579.2
Accrued expenses	1,158.9	1,221.9
Liabilities held for sale	21.0	23.4
Total Current Liabilities	3,385.0	2,832.0
Long-Term Debt	3,823.2	3,839.8
Deferred Taxes	997.5	992.7
Post-retirement Benefits	709.1	749.9
Other Liabilities	1,217.5	922.8
Commitments and Contingencies (Note Q)	—	—
Shareowners’ Equity
Stanley Black & Decker, Inc. Shareowners’ Equity
Preferred stock, without par value: Authorized and unissued 10,000,000 shares	—	—
Common stock, par value $2.50 per share: Authorized 300,000,000 shares in 2015 and 2014 Issued 176,902,738 shares in 2015 and 2014	442.3	442.3
Retained earnings	4,157.0	3,926.3
Additional paid in capital	4,455.0	4,727.1
Accumulated other comprehensive loss	(1,455.3)	(1,270.2)
ESOP	(37.5)	(43.6)
	7,561.5	7,781.9
Less: cost of common stock in treasury	(1,777.3)	(1,352.8)
Stanley Black & Decker, Inc. Shareowners’ Equity	5,784.2	6,429.1
Non-controlling interests	82.3	82.8
Total Shareowners’ Equity	5,866.5	6,511.9
Total Liabilities and Shareowners’ Equity	$15,998.8	$15,849.1
See notes to (unaudited) condensed consolidated financial statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND SIX MONTHS ENDED JULY 4, 2015 AND JUNE 28, 2014
(Unaudited, Millions of Dollars)

	Second Quarter		Year-to-Date
	2015	2014	2015	2014
OPERATING ACTIVITIES
Net earnings attributable to common shareowners	$227.2	$216.5	$389.5	$378.4
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	62.5	67.0	125.4	131.4
Amortization of intangibles	39.5	47.4	79.1	93.4
Changes in working capital	(50.5)	55.9	(428.4)	(274.4)
Changes in other assets and liabilities	33.9	50.4	(50.5)	(43.6)
Cash provided by operating activities	312.6	437.2	115.1	285.2
INVESTING ACTIVITIES
Capital expenditures	(65.7)	(61.4)	(111.6)	(119.2)
Business acquisitions, net of cash acquired	—	—	(0.4)	(3.2)
Proceeds from sale of businesses and assets	13.2	1.0	14.2	7.0
Proceeds (payments) for net investment hedge settlements	33.5	(29.5)	63.9	(35.8)
Other	(10.9)	(6.2)	(20.6)	(10.6)
Cash used in investing activities	(29.9)	(96.1)	(54.5)	(161.8)
FINANCING ACTIVITIES
Payments on long-term debt	(0.3)	(0.3)	(0.6)	(0.6)
Stock purchase contract fees	(4.2)	(4.3)	(8.5)	(7.9)
Net short-term (repayments) borrowings	(180.2)	(199.7)	418.7	82.6
Cash dividends on common stock	(76.8)	(78.4)	(159.5)	(159.1)
Termination of interest rate swaps	—	—	—	(30.3)
Proceeds from issuances of common stock	31.7	14.4	74.7	27.6
Purchases of common stock for treasury	(100.0)	—	(448.0)	(19.4)
Cash used in financing activities	(329.8)	(268.3)	(123.2)	(107.1)
Effect of exchange rate changes on cash and cash equivalents	3.5	10.3	(42.1)	3.2
Change in cash and cash equivalents	(43.6)	83.1	(104.7)	19.5
Cash and cash equivalents, beginning of period	435.5	432.6	496.6	496.2
CASH AND CASH EQUIVALENTS, END OF PERIOD	$391.9	$515.7	$391.9	$515.7
See notes to (unaudited) condensed consolidated financial statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 4, 2015

A.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. Operating results for the three and six months ended July 4, 2015 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Stanley Black & Decker, Inc.’s (the “Company”) Form 10-K for the year ended January 3, 2015, and subsequent related filings with the Securities and Exchange Commission.

During the first quarter of 2015, the Company combined the Construction & Do-It-Yourself ("CDIY") business with certain complementary elements of the Industrial and Automotive Repair ("IAR") and Healthcare businesses (formerly part of the Industrial and Security segments, respectively) to form one Tools & Storage business. The Company recast segment net sales and profit for the three and six months ended June 28, 2014 to align with this change in organizational structure. There is no impact to the consolidated financial statements of the Company as a result of this change.

During the fourth quarter of 2014, the Company classified the Security segment’s Spain and Italy operations as held for sale based on management's intention to sell these businesses. In July 2015, the Company completed the sale of these businesses. The operating results of Security Spain & Italy have been reported as discontinued operations for all periods presented. In the third quarter of 2013, the Company classified two small businesses within the Security and Industrial segments as held for sale based on management's intention to sell these businesses. The operating results of these businesses, which were both sold in 2014, have been reported as discontinued operations for the three and six months ended June 28, 2014. Net sales for discontinued operations totaled $17.6 million and $35.5 million for the three and six months ended July 4, 2015, respectively, and $33.4 million and $64.8 million for the three and six months ended June 28, 2014, respectively. Assets and liabilities held for sale relating to discontinued operations totaled $19.1 million and $21.0 million, respectively, as of July 4, 2015, and $29.5 million and $23.4 million, respectively, as of January 3, 2015.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." The new revenue recognition standard outlines a comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new model provides a five-step analysis in determining when and how revenue is recognized. The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB affirmed its proposal to defer the effective date of the standard to annual reporting periods (and interim reporting periods within those years) beginning after December 15, 2017. Entities are permitted to apply the new revenue standard early, but not before the original effective date of annual periods beginning after December 15, 2016. The standard shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the new guidance to determine the impact it may have to its consolidated financial statements.

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
The following table reconciles net earnings attributable to common shareowners and the weighted average shares outstanding used to calculate basic and diluted earnings per share for the three and six months ended July 4, 2015 and June 28, 2014:

	Second Quarter		Year-to-Date
	2015	2014	2015	2014
Numerator (in millions):
Net earnings from continuing operations attributable to common shareowners	$235.7	$221.8	$402.5	$391.5
Net loss from discontinued operations	(8.5)	(5.3)	(13.0)	(13.1)
Net earnings attributable to common shareowners	$227.2	$216.5	$389.5	$378.4

	Second Quarter		Year-to-Date
	2015	2014	2015	2014
Denominator (in thousands):
Basic earnings per share — weighted average shares	148,059	156,316	150,339	156,097
Dilutive effect of stock options, awards and convertible preferred units	4,604	3,350	4,542	3,257
Diluted earnings per share — weighted average shares	152,663	159,666	154,881	159,354
Earnings (loss) per share of common stock:
Basic earnings (loss) per share of common stock:
Continuing operations	$1.59	$1.42	$2.68	$2.51
Discontinued operations	(0.06)	(0.03)	(0.09)	(0.08)
Total basic earnings per share of common stock	$1.53	$1.38	$2.59	$2.42
Diluted earnings (loss) per share of common stock:
Continuing operations	$1.54	$1.39	$2.60	$2.46
Discontinued operations	(0.06)	(0.03)	(0.08)	(0.08)
Total dilutive earnings per share of common stock	$1.49	$1.36	$2.51	$2.37
The following weighted average stock options were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	Second Quarter		Year-to-Date
	2015	2014	2015	2014
Number of stock options	642	944	808	949

D.    Financing Receivables
Long-term trade financing receivables of $177.8 million and $169.5 million at July 4, 2015 and January 3, 2015, respectively, are reported within Other Assets in the Condensed Consolidated Balance Sheets. Financing receivables and long-term financing receivables are predominantly related to certain security equipment leases with commercial businesses. Generally, the Company retains legal title to any equipment under lease and bears the right to repossess such equipment in an event of default. All financing receivables are interest bearing and the Company has not classified any financing receivables as held-for-sale. Interest income earned from financing receivables that are not delinquent is recorded on the effective interest method. The Company considers any financing receivable that has not been collected within 90 days of original billing date as past-due or delinquent. Additionally, the Company considers the credit quality of all past-due or delinquent financing receivables as nonperforming.

The Company has an accounts receivable sale program that expires on January 8, 2016. According to the terms of that program, the Company is required to sell certain of its trade accounts receivables at fair value to a wholly owned, consolidated, bankruptcy-remote special purpose subsidiary (“BRS”). The BRS, in turn, must sell such receivables to a third-party financial institution (“Purchaser”) for cash and a deferred purchase price receivable. The Purchaser’s maximum cash investment in the receivables at any time is $100.0 million. The purpose of the program is to provide liquidity to the Company. The Company accounts for these transfers as sales under ASC 860, Transfers and Servicing. Receivables are derecognized from the Company’s consolidated balance sheet when the BRS sells those receivables to the Purchaser. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred purchase price receivable. At July 4, 2015, the Company did not record a servicing asset or liability related to its retained responsibility based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.
At July 4, 2015 and January 3, 2015, $100.4 million and $100.3 million, respectively, of net receivables were derecognized. Gross receivables sold amounted to $395.9 million ($341.4 million, net) and $732.0 million ($640.8 million, net) for the three and six months ended July 4, 2015, respectively. These sales resulted in a pre-tax loss of $1.0 million and $1.8 million, respectively, and included servicing fees of $0.2 million and $0.3 million, respectively, for the three and six months ended July 4, 2015. Proceeds from transfers of receivables to the Purchaser totaled $348.3 million and $593.3 million for the three and six months ended July 4, 2015, respectively. Collections of previously sold receivables, including deferred purchase price receivables, and all fees, which are settled one month in arrears, resulted in payments to the Purchaser of $325.0 million and $593.3 million for the three and six months ended July 4, 2015, respectively.
Gross receivables sold amounted to $361.4 million ($331.6 million, net) and $657.5 million ($605.0 million, net) for the three and six months ended June 28, 2014, respectively. These sales resulted in a pre-tax loss of $1.0 million and $1.8 million, respectively, and included servicing fees of $0.2 million and $0.3 million, respectively, for the three and six months ended June 28, 2014. Proceeds from transfers of receivables to the Purchaser totaled $326.1 million and $557.7 million for the three and six months ended June 28, 2014, respectively. Collections of previously sold receivables, including deferred purchase price receivables, and all fees, which are settled one month in arrears, resulted in payments to the Purchaser of $296.4 million and $542.4 million for the three and six months ended June 28, 2014, respectively.
The Company’s risk of loss following the sale of the receivables is limited to the deferred purchase price receivable, which was $87.7 million at July 4, 2015 and $21.7 million at January 3, 2015. The deferred purchase price receivable will be repaid in cash as receivables are collected, generally within 30 days, and as such the carrying value of the receivable recorded approximates fair value. There were no delinquencies and credit losses for either the three or six months ended July 4, 2015. Delinquencies and credit losses were $0.2 million and $0.1 million for the three and six months ended June 28, 2014, respectively. Cash inflows related to the deferred purchase price receivable totaled $102.3 million and $191.3 million for the three and six months ended July 4, 2015, respectively, and $96.4 million and $177.4 million for the three and six months ended June 28, 2014, respectively. All cash flows under the program are reported as a component of changes in accounts receivable within operating activities in the Condensed Consolidated Statements of Cash Flows since all the cash from the Purchaser is either: 1) received upon the initial sale of the receivable; or 2) from the ultimate collection of the underlying receivables and the underlying receivables are not subject to significant risks, other than credit risk, given their short-term nature.

E.	Inventories
The components of Inventories, net at July 4, 2015 and January 3, 2015 are as follows (in millions):

	July 4, 2015	January 3, 2015
Finished products	$1,335.9	$1,105.0
Work in process	166.9	141.4
Raw materials	336.8	316.3
Total	$1,839.6	$1,562.7

F.    Goodwill
Changes in the carrying amount of goodwill by segment are as follows:

(Millions of Dollars)	Tools & Storage	Security	Industrial	Total
Balance January 3, 2015	$3,445.7	$2,398.0	$1,431.8	$7,275.5
Foreign currency translation and other	(31.6)	(58.6)	(17.7)	(107.9)
Balance July 4, 2015	$3,414.1	$2,339.4	$1,414.1	$7,167.6

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

G.	Long-Term Debt and Financing Arrangements
Long-term debt and financing arrangements at July 4, 2015 and January 3, 2015 are as follows:

(Millions of Dollars)	Interest Rate	July 4, 2015	January 3, 2015
Notes payable due 2018 (junior subordinated)	2.25%	$345.0	$345.0
Notes payable due 2018 (junior subordinated)	4.25%	632.5	632.5
Notes payable due 2021	3.40%	402.3	403.9
Notes payable due 2022	2.90%	753.8	753.8
Notes payable due 2028	7.05%	161.5	166.0
Notes payable due 2040	5.20%	362.8	362.1
Notes payable due 2052 (junior subordinated)	5.75%	750.0	750.0
Notes payable due 2053 (junior subordinated)	5.75%	401.9	398.7
Other, payable in varying amounts through 2021	0.00% – 2.29%	33.7	33.7
Total long-term debt, including current maturities		$3,843.5	$3,845.7
Less: Current maturities of long-term debt		(20.3)	(5.9)
Long-term debt		$3,823.2	$3,839.8
At July 4, 2015, the Company had fixed-to-floating interest rate swaps on its $400.0 million notes payable due 2021. The carrying value of the notes payable due 2021 includes $11.8 million pertaining to the unamortized gain on previously terminated swaps, a loss of $9.2 million pertaining to fair value adjustments of the swaps, and $0.3 million of unamortized discount on the notes.
At July 4, 2015, the Company's carrying value on its $754.3 million notes payable due 2022 includes $0.5 million of unamortized discount on the notes.
At July 4, 2015, the Company had fixed-to-floating interest rate swaps on its $150.0 million notes payable due 2028. The carrying value of the notes payable due 2028 includes a gain of $13.8 million pertaining to fair value adjustments made in purchase accounting and a loss of $2.3 million pertaining to fair value adjustments of the swaps.
At July 4, 2015, the Company's carrying value of its $400.0 million notes payable due 2040 includes $37.0 million pertaining to the unamortized loss on previously terminated swaps and $0.2 million of unamortized discount on the notes.
At July 4, 2015, the Company had fixed-to-floating interest rate swaps on its $400.0 million notes payable due 2053. The carrying value of the notes payable due 2053 includes a gain of $1.9 million pertaining to fair value adjustments of the swaps.
Unamortized gains and fair value adjustments associated with interest rate swaps and the impact of terminated swaps are more fully discussed in Note H, Derivative Financial Instruments.
As of July 4, 2015, the Company had $416.2 million of borrowings outstanding against the Company’s $2.0 billion commercial paper program and at January 3, 2015, the Company had no commercial paper borrowings outstanding. As of July 4, 2015, the Company has not drawn on the $1.5 billion committed credit facility.

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

A summary of the fair value of the Company’s derivatives recorded in the Condensed Consolidated Balance Sheets at July 4, 2015 and January 3, 2015 follows (in millions):

	Balance Sheet Classification	July 4, 2015	January 3, 2015	Balance Sheet Classification	July 4, 2015	January 3, 2015
Derivatives designated as hedging instruments:
Interest Rate Contracts Cash Flow	LT other assets	$0.3	$—	LT other liabilities	$15.1	$34.3
Interest Rate Contracts Fair Value	Other current assets	12.8	13.2	Accrued expenses	1.2	1.1
	LT other assets	—	—	LT other liabilities	19.9	19.1
Foreign Exchange Contracts Cash Flow	Other current assets	44.0	43.3	Accrued expenses	0.8	1.7
	LT other assets	1.7	—	LT other liabilities	0.4	—
Net Investment Hedge	Other current assets	30.9	75.4	Accrued expenses	22.0	0.1
Total Designated		$89.7	$131.9		$59.4	$56.3
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$37.0	$12.3	Accrued expenses	$42.1	$92.1
Total Undesignated		$37.0	$12.3		$42.1	$92.1
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

During the six months ended July 4, 2015 and June 28, 2014, cash flows related to derivatives, including those that are separately discussed below, resulted in net cash received of $48.3 million and net cash paid of $25.4 million, respectively.
CASH FLOW HEDGES
As of July 4, 2015 and January 3, 2015 there was a $24.8 million and $50.9 million after-tax mark-to-market loss, respectively, reported for cash flow hedge effectiveness in Accumulated other comprehensive loss. An after-tax gain of $14.3 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next twelve months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies and interest rates through the maturity dates.
The tables below detail pre-tax amounts reclassified from Accumulated other comprehensive loss into earnings for active derivative financial instruments during the periods in which the underlying hedged transactions affected earnings for the three and six months ended July 4, 2015 and June 28, 2014 (in millions):

Second Quarter 2015	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Interest Rate Contracts	$35.0	Interest expense	$—	$—
Foreign Exchange Contracts	$(3.6)	Cost of Sales	$16.2	$—

Year-to-Date 2015	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Interest Rate Contracts	$19.5	Interest Expense	$—	$—
Foreign Exchange Contracts	$34.4	Cost of sales	$22.9	$—

Second Quarter 2014	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Interest Rate Contracts	$(0.7)	Interest expense	$—	$—
Foreign Exchange Contracts	$(1.0)	Cost of sales	$0.2	—

Year-to-Date 2014	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Interest Rate Contracts	$(0.7)	Interest Expense	$—	$—
Foreign Exchange Contracts	$(3.6)	Cost of Sales	$0.3	—

 * Includes ineffective portion and amount excluded from effectiveness testing on derivatives.
For the three and six months ended July 4, 2015, the hedged items' impact to the Consolidated Statements of Operations and Comprehensive Income was a loss of $16.2 million and $22.9 million, respectively, in Cost of sales, which is offsetting the amount shown above. For the three and six months ended June 28, 2014, the hedged items’ impact to the Consolidated Statements of Operations and Comprehensive Income was a loss of $0.2 million and $0.3 million, respectively. There was no impact related to the interest rate contracts' hedged items for all periods presented.
For the three and six months ended July 4, 2015, an after-tax gain of $4.9 million and $6.0 million, respectively, was reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) during the periods in which the underlying hedged transactions affected earnings. For the three and six months ended June 28, 2014, an after-tax loss of $2.2 million and $4.5 million, respectively, was reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) during the periods in which the underlying hedged transactions affected earnings.
Interest Rate Contracts
The Company enters into interest rate swap agreements in order to obtain the lowest cost source of funds within a targeted range of variable to fixed-debt proportions. At July 4, 2015 and January 3, 2015, the Company had $400 million of forward starting swaps outstanding which were executed in 2014. The objective of the hedges is to offset the expected variability on future payments associated with the interest rate on debt instruments expected to be issued in 2018. Gains or losses on the swaps are recorded in Accumulated other comprehensive loss and will be subsequently reclassified into earnings as the future interest expense is recognized in earnings or as ineffectiveness occurs.
Foreign Currency Contracts
Forward Contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from subsidiaries with non-U.S. dollar functional currencies which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases of inventory. Gains and losses reclassified from Accumulated other comprehensive loss for the effective and ineffective portions of the hedge as well as any amounts excluded from effectiveness testing are recorded in Cost of sales. Gains and losses incurred after a hedge has been de-designated are not recorded in Accumulated other comprehensive income (loss), but are recorded directly to the Consolidated Statements of Operations in Other-net. At July 4, 2015, the notional value of forward currency contracts outstanding was $403.2 million, maturing on various dates through 2016. At January 3, 2015, the notional value of forward currency contracts outstanding was $369.5 million, maturing on various dates in 2015.
Purchased Option Contracts: The Company and its subsidiaries have entered into various inter-company transactions whereby the notional values are denominated in currencies other than the functional currencies of the party executing the trade. In order to better match the cash flows of its inter-company obligations with cash flows from operations, the Company enters into purchased option contracts. Gains and losses reclassified from Accumulated other comprehensive income (loss) for the effective and ineffective portions of the hedge as well as any amounts excluded from effectiveness testing are recorded in Cost of sales. At July 4, 2015, the notional value of purchased option contracts was $242.8 million maturing on various dates through 2016. As of January 3, 2015, the notional value of purchased option contracts was $185.0 million, maturing on various dates in 2015.

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

The changes in fair value of the interest rate swaps during the period were recognized in earnings as well as the offsetting changes in fair value of the underlying notes. The notional value of open contracts was $950 million as of both July 4, 2015 and January 3, 2015. A summary of the fair value adjustments relating to these swaps is as follows (in millions):

	Second Quarter 2015		Year-to-Date 2015
Income Statement Classification	Gain/(Loss) on Swaps*	Gain /(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain /(Loss) on Borrowings
Interest Expense	$(18.6)	$18.3	$(1.4)	$1.5

	Second Quarter 2014		Year-to-Date 2014
Income Statement Classification	Gain/(Loss) on Swaps*	Gain /(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain /(Loss) on Borrowings
Interest Expense	$18.3	$(18.3)	$84.8	$(84.8)
*Includes ineffective portion and amount excluded from effectiveness testing.
In addition to the fair value adjustments in the table above, the net swap accruals for each period and amortization of the gains on terminated swaps are also reported as a reduction of interest expense and totaled $3.6 million and $7.4 million for the three and six months ended July 4, 2015, respectively, and $4.8 million and $10.2 million for the three and six months ended June 28, 2014, respectively. Interest expense on the underlying debt was $11.8 million and $23.7 million for the three and six months ended July 4, 2015, respectively, and $14.2 million and $27.4 million for the three and six months ended June 28, 2014, respectively.

NET INVESTMENT HEDGES
Foreign Exchange Contracts: The Company utilizes net investment hedges to offset the translation adjustment arising from re-measurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive loss were losses of $38.7 million and $37.2 million at July 4, 2015 and January 3, 2015, respectively. As of July 4, 2015, the Company had foreign exchange contracts maturing on various dates through 2016 with notional values totaling $1.4 billion outstanding hedging a portion of its British pound sterling, Mexican peso, Japanese yen and Canadian dollar denominated net investment. As of January 3, 2015, the Company had foreign exchange contracts maturing on various dates in 2015 with notional values totaling $1.3 billion outstanding hedging a portion of its British pound sterling, Mexican peso, Japanese yen and Canadian dollar denominated net investment. For the six months ended July 4, 2015 and June 28, 2014, maturing foreign exchange contracts resulted in net cash received of $63.9 million and net cash paid of $35.8 million, respectively. Gains and losses on net investment hedges remain in Accumulated other comprehensive income (loss) until disposal of the underlying assets.
The pre-tax gain or loss from fair value changes recorded in Accumulated other comprehensive loss was as follows (in millions):

	Second Quarter 2015			Year-to-Date 2015
Income Statement Classification	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement
Other-net	$(39.4)	$—	$—	$(2.5)	$—	$—

	Second Quarter 2014			Year-to-Date 2014
Income Statement Classification	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement
Other-net	$(25.2)	$—	$—	$(35.9)	$—	$—

*Includes ineffective portion and amount excluded from effectiveness testing.
UNDESIGNATED HEDGES
Foreign Exchange Contracts: Currency swaps and foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the forward contracts outstanding at July 4, 2015 was $2.7 billion, maturing on various dates through 2016. The total notional amount of the contracts outstanding at January 3, 2015 was $1.9 billion of forward contracts maturing at various dates in 2015. The gain (loss) recorded in income related to derivatives not designated as hedging instruments for the three and six months ended July 4, 2015 and June 28, 2014, respectively, are as follows (in millions):

Derivatives Not Designated as Hedging Instruments under ASC 815	Income Statement Classification	Second Quarter 2015 Amount of Gain (Loss) Recorded in Income on Derivative	Year-to-Date 2015 Amount of Gain (Loss) Recorded in Income on Derivative
Foreign Exchange Contracts	Other-net	$50.1	$20.7

Derivatives Not Designated as Hedging Instruments under ASC 815	Income Statement Classification	Second Quarter 2014 Amount of Gain (Loss) Recorded in Income on Derivative	Year-to-Date 2014 Amount of Gain (Loss) Recorded in Income on Derivative
Foreign Exchange Contracts	Other-net	$18.3	$26.3

I.    Equity Arrangements
In April 2015, the Company repurchased 983,777 shares of common stock for $100.0 million equating to an average price of $101.65 per share.
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

In November 2013, the Company purchased from certain financial institutions “out-of-the-money” capped call options on 12.2 million shares of its common stock (subject to customary anti-dilution adjustments) for an aggregate premium of $73.5 million, or an average of $6.03 per share. The purpose of the capped call options is to hedge the risk of stock price appreciation between the lower and upper strike prices of the capped call options. In accordance with ASC 815-40 the premium paid was recorded as a reduction of Shareowners’ equity. The contracts for the options provide that they may, at the Company’s election, subject to certain conditions, be cash settled, physically settled, modified-physically settled, or net-share settled (the default settlement method). The capped call options have various expiration dates ranging from July 2015 through September 2016 and initially had an average lower strike price of $86.07 and an average upper strike price of $106.56, subject to customary market adjustments. In February 2015, the Company net-share settled 9.1 million of the 12.2 million capped call options on its common stock and received 911,077 shares using an average reference price of $96.46 per common share. Additionally, the Company purchased directly from the counterparties participating in the net-share settlement, 3,381,162 shares for $326.1 million, equating to an average price of $96.46 per share. As of July 4, 2015, due to customary market adjustments, the lower and upper strike prices of the remaining options are $85.99 and $106.47, respectively. The aggregate fair value of the remaining options at July 4, 2015 was $37.7 million.
Equity Units and Capped Call Transactions
In December 2013, the Company issued Equity Units comprised of $345.0 million of Notes and Equity Purchase Contracts as described more fully in Note H, Long-Term Debt and Financing Arrangements, of the Company’s Form 10-K for the year ended January 3, 2015. There have been no changes to the terms of the Equity Units. The Equity Purchase Contracts obligate the holders to purchase on November 17, 2016, for $100.00, between 1.0122 and 1.2399 shares of the Company’s common stock, which are equivalent to an initial settlement price of $98.80 and $80.65, respectively, per share of common stock. As of July 4, 2015, due to the customary anti-dilution provisions, the settlement rate on the Equity Units Stock was 1.0130 (equivalent to a conversion price of approximately $98.71 per common share). Upon the November 17, 2016 settlement date, the Company will issue approximately 3.5 to 4.3 million shares of common stock, subject to customary anti-dilution adjustments, and expects to receive additional cash proceeds of $345.0 million. If a fundamental change occurs, in certain circumstances, the number of shares of common stock deliverable upon settlement of the Equity Purchase Contracts will be increased by the make-whole amount, resulting in the issuance of a maximum of approximately 6.1 million shares of common stock. Holders may elect to settle their Equity Purchase Contracts early in cash prior to November 17, 2016.
Contemporaneously with the issuance of the Equity Units described above, the Company paid $9.7 million, or an average of $2.77 per option, to enter into capped call transactions on 3.5 million shares of common stock with a major financial institution. The purpose of the capped call transactions is to offset the potential economic dilution associated with the common shares issuable upon the settlement of the Equity Purchase Contracts. With respect to the impact on the Company, the capped call transactions and the Equity Units, when taken together, result in the economic equivalent of having the conversion price on the Equity Units at $112.82, the upper strike price of the capped call (as of July 4, 2015). Refer to Note H, Long-Term Debt and Financing Arrangements, of the Company’s Form 10-K for the year ended January 3, 2015. In accordance with ASC 815-40, the $9.7 million premium paid was recorded as a reduction to equity.
The capped call transactions cover, subject to customary anti-dilution adjustments, the number of shares equal to the number of shares issuable upon settlement of the Equity Purchase Contracts at the 1.0122 minimum settlement rate. The capped call transactions have a term of approximately three years and initially had a lower strike price of $98.80, which corresponds to the minimum settlement rate of the Equity Purchase Contracts, and an upper strike price of $112.91, which is approximately 40% higher than the closing price of the Company’s common stock on November 25, 2013, and are subject to customary antidilution adjustments. The capped call transactions may be settled by net share settlement (the default settlement method) or, at the Company’s option and subject to certain conditions, cash settlement, physical settlement or modified physical settlement. The aggregate fair value of the options at July 4, 2015 was $23.2 million.
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
Following the issuance of Convertible Preferred Stock upon settlement of a holder’s Purchase Contracts, a holder of Convertible Preferred Stock may, at its option, at any time and from time to time, convert some or all of its outstanding shares of Convertible

Preferred Stock at a conversion rate of 1.3333 shares of the Company’s common stock per share of Convertible Preferred Stock (subject to customary anti-dilution provisions), which is equivalent to an initial conversion price of approximately $75.00 per share of common stock. Assuming conversion of the 6.3 million shares of Convertible Preferred Stock at the 1.3333 initial conversion rate, a total of 8.4 million shares of the Company’s common stock may be issued upon conversion. As of July 4, 2015, due to the customary anti-dilution provisions, the conversion rate on the Convertible Preferred Stock was 1.3733 (equivalent to a conversion price of approximately $72.82 per common share). In the event that holders elect to settle their Purchase Contracts prior to November 17, 2015, the Company will deliver a number of shares of Convertible Preferred Stock equal to 85% of the Purchase Contracts tendered, together with cash in lieu of fractional shares. Upon a conversion on or after November 17, 2015 the Company may elect to pay or deliver, as the case may be, solely shares of common stock, together with cash in lieu of fractional shares (“physical settlement”), solely cash (“cash settlement”), or a combination of cash and common stock (“combination settlement”). The Company may redeem some or all of the Convertible Preferred Stock on or after December 22, 2015 at a redemption price equal to 100% of the $100 liquidation preference per share plus accrued and unpaid dividends to the redemption date.
In November 2010, contemporaneously with the issuance of the Convertible Preferred Units described above, the Company paid $50.3 million, or an average of $5.97 per option, to enter into capped call transactions (equity options) on 8.4 million shares of common stock with certain major financial institutions. The purpose of the capped call transactions is to offset the common shares that may be deliverable upon conversion of shares of Convertible Preferred Stock. With respect to the impact on the Company, the capped call transactions and the Convertible Preferred Stock, when taken together, result in the economic equivalent of having the conversion price on the Convertible Preferred Stock at $95.09, the upper strike price of the capped call (as of July 4, 2015). Refer to Note H, Long-Term Debt and Financing Arrangements, and Note J, Capital Stock, of the Company’s Form 10-K for the year ended January 3, 2015 for further discussion. In accordance with ASC 815-40, the $50.3 million premium paid was recorded as a reduction to equity.
The capped call transactions cover, subject to customary anti-dilution adjustments, the number of shares of common stock equal to the number of shares of common stock underlying the maximum number of shares of Convertible Preferred Stock issuable upon settlement of the Purchase Contracts. Each of the capped call transactions has a term of approximately five years and initially had a lower strike price of $75.00, which corresponded to the initial conversion price of the Convertible Preferred Stock, and an upper strike price of $97.95, which was approximately 60% higher than the closing price of the common stock on November 1, 2010. The capped call transactions may be settled by net share settlement (the default settlement method) or, at the Company’s option and subject to certain conditions, cash settlement, physical settlement or modified physical settlement. The aggregate fair value of the options at July 4, 2015 was $181.8 million.

J.    Accumulated Other Comprehensive Loss

The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive loss (in millions):

	Currency translation adjustment and other	Unrealized (losses) gains on cash flow hedges, net of tax	Unrealized (losses) gains on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - January 3, 2015	$(796.8)	$(50.9)	$(37.2)	$(385.3)	$(1,270.2)
Other comprehensive (loss) income before reclassifications	$(225.4)	$32.1	$(1.5)	$9.8	$(185.0)
Reclassification adjustments to earnings	—	(6.0)	—	5.9	(0.1)
Net other comprehensive (loss) income	$(225.4)	$26.1	$(1.5)	$15.7	$(185.1)
Balance - July 4, 2015	$(1,022.2)	$(24.8)	$(38.7)	$(369.6)	$(1,455.3)

	Currency translation adjustment and other	Unrealized (losses) gains on cash flow hedges, net of tax	Unrealized losses on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - December 28, 2013	$(70.5)	$(77.3)	$(76.8)	$(274.4)	$(499.0)
Other comprehensive income (loss) before reclassifications	$15.2	$(1.8)	$(22.3)	$(2.6)	$(11.5)
Reclassification adjustments to earnings	—	4.5	—	3.1	7.6
Net other comprehensive income (loss)	$15.2	$2.7	$(22.3)	$0.5	$(3.9)
Balance - June 28, 2014	$(55.3)	$(74.6)	$(99.1)	$(273.9)	$(502.9)

The reclassifications out of accumulated other comprehensive loss for the six months ended July 4, 2015 and June 28, 2014 were as follows (in millions):

Reclassifications from accumulated other comprehensive loss to earnings	2015	2014	Affected line item in Consolidated Statements of Operations And Comprehensive Income
Realized gains on cash flow hedges	$22.9	$0.3	Cost of sales
Realized losses on cash flow hedges	(7.6)	(7.6)	Interest expense
Tax effect	(9.3)	2.8	Income taxes on continuing operations
Realized gain (loss) on cash flow hedges, net of tax	$6.0	$(4.5)
Amortization of defined benefit pension items:
Actuarial losses	$(5.2)	$(2.4)	Cost of sales
Actuarial losses	(3.5)	(1.6)	Selling, general and administrative
Total before taxes	$(8.7)	$(4.0)
Tax effect	2.8	0.9	Income taxes on continuing operations
Amortization of defined benefit pension items, net of tax	$(5.9)	$(3.1)

K.    Net Periodic Benefit Cost — Defined Benefit Plans
Following are the components of net periodic pension (benefit) cost for the three and six months ended July 4, 2015 and June 28, 2014 (in millions):

	Second Quarter
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
	2015	2014	2015	2014	2015	2014
Service cost	$1.9	$2.2	$3.6	$3.4	$0.2	$0.3
Interest cost	13.6	14.1	12.0	15.2	0.5	0.6
Expected return on plan assets	(18.7)	(18.0)	(14.2)	(15.5)	—	—
Amortization of prior service cost (credit)	0.2	0.3	0.1	0.1	(0.3)	(0.4)
Amortization of net loss	2.2	0.2	2.1	1.8	—	—
Net periodic pension (benefit) cost	$(0.8)	$(1.2)	$3.6	$5.0	$0.4	$0.5

	Year-to-Date
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
	2015	2014	2015	2014	2015	2014
Service cost	$3.5	$4.4	$7.2	$6.7	$0.3	$0.5
Interest cost	26.9	28.2	23.8	30.1	1.1	1.3
Expected return on plan assets	(37.4)	(36.0)	(28.2)	(30.7)	—	—
Amortization of prior service cost (credit)	0.4	0.6	0.2	0.2	(0.6)	(0.7)
Amortization of net loss	3.9	0.4	4.2	3.6	—	—
Settlement / curtailment loss	—	—	0.3	—	—	—
Net periodic pension (benefit) cost	$(2.7)	$(2.4)	$7.5	$9.9	$0.8	$1.1

L.    Fair Value Measurements
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
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of the hierarchy levels (millions of dollars):

	Total Carrying Value	Level 1	Level 2
July 4, 2015:
Money market fund	$10.1	$10.1	$—
Derivative assets	$126.7	$—	$126.7
Derivative liabilities	$101.5	$—	$101.5
January 3, 2015:
Money market fund	$9.9	$9.9	$—
Derivative assets	$144.2	$—	$144.2
Derivative liabilities	$148.4	$—	$148.4
The Company had no significant non-recurring fair value measurements, nor any financial assets or liabilities measured using Level 3 inputs, during the first six months of 2015 or 2014.
The following table presents the carrying values and fair values of the Company's financial assets and liabilities, as well as the Company's debt, as of July 4, 2015 and January 3, 2015 (millions of dollars):

	July 4, 2015		January 3, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Other investments	$11.7	$11.9	$11.7	$11.9
Derivative assets	$126.7	$126.7	$144.2	$144.2
Derivative liabilities	$101.5	$101.5	$148.4	$148.4
Long-term debt, including current portion	$3,843.5	$4,344.3	$3,845.7	$4,323.8
The other investments relate to the West Coast Loading Corporation ("WCLC") trust and are considered Level 1 instruments within the fair value hierarchy. The long-term debt instruments are considered Level 2 instruments and are measured using the stated cash flows in each obligation discounted at the Company’s marginal borrowing rates. The differences between the carrying values and fair values of long-term debt are attributable to the stated interest rates differing from the Company's marginal borrowing rates. The fair values of the Company's variable rate short-term borrowings approximate their carrying values at July 4, 2015 and January 3, 2015. The fair values of foreign currency and interest rate swap agreements, comprising the derivative assets and liabilities in the table above, are based on current settlement values.
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

M.	Other Costs and Expenses
Other-net is primarily comprised of intangible asset amortization expense, currency related gains or losses, and environmental remediation expense.

N.    Restructuring Charges (Credits)
A summary of the restructuring reserve activity from January 3, 2015 to July 4, 2015 is as follows (in millions):

	January 3, 2015	Net Additions	Usage	Currency	July 4, 2015
Severance and related costs	$81.2	$25.8	$(36.5)	$(3.4)	$67.1
Facility closures	16.4	4.1	(4.6)	(0.2)	15.7
Total	$97.6	$29.9	$(41.1)	$(3.6)	$82.8
For the six months ended July 4, 2015, the Company recognized $29.9 million of net restructuring charges. This amount reflects $25.8 million of net severance charges associated with the reduction of approximately 420 employees. The Company also had facility closure costs of $4.1 million.

For the three months ended July 4, 2015, the Company recognized net restructuring charges of $5.0 million relating to the reduction of approximately 180 employees, net of reversals relating to the elimination of excess severance accruals due to changes in initial estimates of prior year actions. The Company also had net facility closure costs of $0.3 million in the second quarter of 2015.
The majority of the $82.8 million of reserves remaining as of July 4, 2015 is expected to be utilized within the next 12 months.
Segments: The $29.9 million restructuring charge for the six months ended July 4, 2015 includes: $15.5 million of net charges pertaining to the Tools & Storage segment; $13.6 million of net charges pertaining to the Security segment; $1.4 million of net charges pertaining to the Industrial segment; and $0.6 million of net reversals pertaining to Corporate. The $5.0 million restructuring charge for the three months ended July 4, 2015 includes: $1.5 million of net reserve reductions pertaining to the Tools & Storage segment; $6.6 million of net charges pertaining to the Security segment; $0.7 million of net charges pertaining to the Industrial segment; and $0.8 million of net reserve reductions pertaining to Corporate.

O.	Income Taxes
The Company recognized income tax expense of $78.5 million and $133.8 million for the three and six months ended July 4, 2015, respectively, resulting in an effective tax rate of 25.0% for each period. The effective tax rate differs from the U.S. statutory tax rate during these periods primarily due to a portion of the Company’s earnings being realized in lower-taxed foreign jurisdictions and the reversal of valuation allowances during the second quarter of 2015 for certain foreign deferred tax assets which have become realizable.
The Company recognized income tax expense of $74.1 million and $122.1 million for the three and six months ended June 28, 2014, respectively, resulting in effective tax rates of 25.0% and 23.7%, respectively. The effective tax rates differed from the U.S. statutory tax rate during these periods primarily due to a portion of the Company’s earnings being realized in lower-taxed foreign jurisdictions, the favorable settlement of several foreign income tax audits and the reversal of valuation allowances for certain foreign net operating losses which had become realizable.
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

The Tools & Storage segment is comprised of the Power Tools and Hand Tools & Storage businesses. The Power Tools business includes professional products, consumer products and power tool accessories. Professional products include professional grade corded and cordless electric power tools and equipment including drills, impact wrenches and drivers, grinders, saws, routers and sanders, as well as pneumatic tools and fasteners including nail guns, nails, staplers and staples, concrete and masonry anchors. Consumer products include corded and cordless electric power tools sold primarily under the BLACK+DECKER brand, lawn and garden products, including hedge trimmers, string trimmers, lawn mowers, edgers and related accessories, and home products such as hand held vacuums, paint tools and cleaning appliances. Power tool accessories include drill bits, router bits, abrasives and saw blades.

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

The Company utilizes segment profit, which is defined as net sales minus cost of sales and SG&A inclusive of the provision for doubtful accounts (aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, interest income, interest expense, other-net (inclusive of intangible asset amortization expense), restructuring charges (credits), and income taxes. Refer to Note N, Restructuring Charges (Credits), for the amount of restructuring charges (credits) by segment. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and cost for certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Transactions between segments are not material. Segment assets primarily include accounts receivable, inventory, other current assets, property, plant and equipment, intangible assets and other miscellaneous assets.

	Second Quarter		Year-to-Date
	2015	2014	2015	2014
NET SALES
Tools & Storage	$1,839.5	$1,771.8	$3,471.6	$3,346.6
Security	533.3	571.6	1,042.9	1,116.5
Industrial	494.1	516.7	982.4	1,014.1
Total	$2,866.9	$2,860.1	$5,496.9	$5,477.2
SEGMENT PROFIT
Tools & Storage	$301.6	$276.9	$558.4	$489.7
Security	55.2	69.4	110.0	122.2
Industrial	94.3	91.5	169.0	178.2
Segment profit	451.1	437.8	837.4	790.1
Corporate overhead	(38.4)	(45.1)	(74.1)	(81.6)
Other-net	(50.5)	(57.3)	(114.2)	(118.2)
Restructuring (charges) credits	(5.0)	1.7	(29.9)	5.4
Interest expense	(46.2)	(43.3)	(90.6)	(87.4)
Interest income	3.0	3.0	6.7	6.4
Earnings from continuing operations before income taxes	$314.0	$296.8	$535.3	$514.7

The following table is a summary of total assets by segment as of July 4, 2015 and January 3, 2015:

	July 4, 2015	January 3, 2015
Tools & Storage	$9,073.6	$8,568.2
Security	3,817.7	3,972.0
Industrial	3,459.1	3,501.8
	16,350.4	16,042.0
Discontinued Operations	19.1	29.5
Corporate assets	(370.7)	(222.4)
Consolidated	$15,998.8	$15,849.1
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
The Environmental Protection Agency (“EPA”) has asserted claims in federal court in Rhode Island against certain current and former affiliates of Black & Decker related to environmental contamination found at the Centredale Manor Restoration Project Superfund ("Centredale") site, located in North Providence, Rhode Island. The EPA has discovered a variety of contaminants at the site, including but not limited to, dioxins, polychlorinated biphenyls, and pesticides. The EPA alleges that Black & Decker and certain of its current and former affiliates are liable for site clean-up costs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as successors to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. Black & Decker and certain of its current and former affiliates contest the EPA's allegation that they are responsible for the contamination, and have asserted contribution claims, counterclaims and cross-claims against a number of other PRPs, including the federal government as well as insurance carriers. The EPA released its Record of Decision ("ROD") in September 2012, which identified and described the EPA's selected remedial alternative for the site. Black & Decker and certain of its current and former affiliates are contesting the EPA's selection of the remedial alternative set forth in the ROD, on the grounds that the EPA's actions were arbitrary and capricious and otherwise not in accordance with law, and have proposed other equally-protective, more cost-effective alternatives. On June 10, 2014, the EPA issued an Administrative Order under Sec. 106 of CERCLA, instructing Emhart Industries, Inc. and Black & Decker to perform the remediation of Centredale pursuant to the ROD. Black & Decker and Emhart Industries, Inc. dispute the factual, legal and scientific bases cited by the EPA for such an Order and have provided the EPA with numerous good-faith bases for Black & Decker’s and Emhart Industries, Inc.’s declination to comply with the Order at this time. Black & Decker and Emhart Industries, Inc. continue to vigorously litigate the issue of their liability for environmental conditions at the Centredale site including anticipated completion of a Phase I trial in late July 2015. If either or both entities are found liable, the Company's estimated remediation costs related to the Centredale site (including the EPA’s past costs as well as costs of additional investigation, remediation, and related costs such as EPA’s oversight costs, less escrowed funds contributed by primary PRPs who have reached settlement agreements with the EPA), which the Company considers to be probable and reasonably estimable, range from approximately $68.1 million to $139.7 million, with no amount within that range representing a more likely outcome until such time as the litigation is resolved through judgment or compromise. The Company’s reserve for this environmental remediation matter of $68.1 million reflects the fact that the EPA considers Metro-Atlantic, Inc. to be a primary source of contamination at the site. As the specific nature of the environmental remediation activities that may be mandated by the EPA at this site have not yet been finally determined through the on-going litigation, the ultimate remedial costs associated with the site may vary from the amount accrued by the Company at July 4, 2015.

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
The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of July 4, 2015 and January 3, 2015 the Company had reserves of $175.9 million and $177.3 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2015 amount, $14.8 million is classified as current and $161.1 million as long-term which is expected to be paid over the estimated remediation period. As of July 4, 2015, the Company has recorded $21.8 million in other assets related to funding received by the EPA and placed in a trust in accordance with the final settlement with the EPA, embodied in a Consent Decree approved by the United States District Court for the Central District of California on July 3, 2013. Per the Consent Decree, Emhart Industries, Inc. (a dissolved, former indirectly wholly-owned subsidiary of The Black & Decker Corporation) (“Emhart”) has agreed to be responsible for an interim remedy at a site located in Rialto, California and formerly operated by West Coast Loading Corporation (“WCLC”), a defunct company for which Emhart was alleged to be liable as a successor. The remedy will be funded by (i) the amounts received from the EPA as gathered from multiple parties, and, to the extent necessary, (ii) Emhart's affiliate.  The interim remedy requires the construction of a water treatment facility and the filtering of ground water at or around the site for a period of approximately 30 years or more. Accordingly, as of July 4, 2015, the Company's cash obligation associated with the aforementioned remediation activities including WCLC is $154.1 million. The range of environmental remediation costs that is reasonably possible is $134.5 million to $268.5 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with policy.
The Company and approximately 60 other companies comprise the Lower Passaic Cooperating Parties Group (the “CPG”). The CPG members and other companies are parties to a May 2007 Administrative Settlement Agreement and Order on Consent (“AOC”) with the EPA to perform a remedial investigation/feasibility study (“RI/FS”) of the lower seventeen miles of the Lower Passaic River in New Jersey (the “River”).  The Company’s potential liability stems from former operations in Newark, New Jersey.  As an interim step related to the 2007 AOC, the CPG members voluntarily entered into an AOC on June 18, 2012 with the EPA for remediation actions focused solely at mile 10.9 of the River.  The Company’s estimated costs related to the RI/FS and focused remediation action at mile 10.9, based on an interim allocation, are included in environmental reserves as of July 4, 2015 and January 3, 2015.  On April 11, 2014, the EPA issued a Focused Feasibility Study (“FFS”) and proposed plan which addressed various early action remediation alternatives for the lower 8.3 miles of the River.  The proposed plan describes the remedial alternatives considered to address contaminated sediments in the River and identifies the EPA’s preferred alternative - the removal of sediments bank to bank in the lower 8.3 miles of the River and constructing an engineered cap over the dredged area.  The preferred alternative would include the removal and disposal of 4.3 million cubic yards of sediment, would cost approximately $1.7 billion according to the EPA’s estimate, and take 5 years to complete.  The EPA has received public comment on the FFS and proposed plan (including comments from the CPG and other entities asserting that the FFS and proposed plan do not comply with CERCLA) which public comment period ended on August 20, 2014.  The CPG submitted to the EPA the draft RI report in February 2015 and draft FS report in April 2015 for the entire lower seventeen miles of the River. The EPA’s final decision whether to adopt the proposed plan or a different alternative will be made after the EPA has taken into consideration the public comments.  According to the EPA, it will issue a Record of Decision regarding the FFS and proposed plan by the end of 2015. At this time, the Company cannot reasonably estimate its liability related to the remediation efforts, excluding the RI/FS and remediation actions at mile 10.9, as the RI/FS is ongoing, the ultimate remedial approach and associated cost has not yet been determined, and the parties that will participate in funding the remediation and their respective allocations are not yet known.
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

R.    Guarantees
The Company’s financial guarantees at July 4, 2015 are as follows:

(Millions of Dollars)	Term	Maximum Potential Payment	Carrying Amount of Liability
Guarantees on the residual values of leased properties	One to five years	$34.5	$—
Standby letters of credit	Up to three years	83.4	—
Commercial customer financing arrangements	Up to six years	46.5	13.3
Total		$164.4	$13.3
The Company has guaranteed a portion of the residual values of leased properties arising from its synthetic lease program. The lease guarantees are for an amount up to $34.5 million while the fair value of the underlying buildings is estimated at $38.9 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these guarantees.

The Company has issued $83.4 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs.

The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors and franchisees for their initial purchase of the inventory and trucks necessary to function as a distributor and franchisee. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors and franchisees. The gross amount guaranteed in these arrangements is $46.5 million and the $13.3 million carrying value of the guarantees issued is recorded in debt and other liabilities as appropriate in the Condensed Consolidated Balance Sheets.

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

The changes in the carrying amount of product and service warranties for the six months ended July 4, 2015 and June 28, 2014 are as follows:

(Millions of Dollars)	2015	2014
Balance beginning of period	$109.6	$121.1
Warranties and guarantees issued	47.7	44.0
Warranty payments and currency	(47.8)	(48.9)
Balance end of period	$109.5	$116.2

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
BUSINESS OVERVIEW
Strategy

The Company is a diversified global provider of power and hand tools, products and services for various industrial applications, mechanical access solutions (i.e. automatic doors and commercial locking systems), and electronic security and monitoring systems. The Company is continuing to pursue a growth and acquisition strategy that involves industry, geographic and customer diversification to foster sustainable revenue, earnings and cash flow growth. The Company is focused on growing organically, including increasing its presence in emerging markets, with a goal of generating greater than 20% of annual revenues from those markets, and leveraging the Stanley Fulfillment System, a now expanded program focused on upgrading innovation and digital capabilities while maintaining commercial and supply chain excellence, and funding required investments through functional transformation. In regards to acquisitions, the Company intends to pursue targets that consolidate the tool industry and expand the Industrial platform in Engineered Fastening and Infrastructure.

In the near-term, the Company remains focused on improving the operating results of the Security business and plans to reevaluate its recovery progress and strategic fit by the second half of 2016. The Company’s three-year financial targets (“2018 Vision”) include:

•	4-6% organic revenue growth, with total revenue growth enhanced by acquisitions;

•	50-75 basis points of annual operating margin rate improvement to approximately 16%;

•	10-12% earnings per share growth;

•	Cash flow return on investment (CFROI) expansion to 14-15%; and

•	Progress towards 10+ working capital turns.

In terms of capital allocation, the Company remains committed to returning approximately 50% of free cash flow to shareholders through a strong and growing dividend as well as opportunistically repurchasing shares. The remaining free cash flow (approximately 50%) will be deployed towards acquisitions. Since the beginning of the fourth quarter of 2014, the Company has reduced its share count by the equivalent of approximately $1 billion worth of shares by utilizing both cash and equity derivatives, achieving its share repurchase program announced in November 2013.

Refer to the “Strategic Objectives” section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the year ended January 3, 2015 for additional strategic discussions.
Segments
In the first quarter of 2015, the Company combined the Construction & Do-It-Yourself ("CDIY") business with certain complementary elements of the Industrial and Automotive Repair ("IAR") and Healthcare businesses (formerly part of the Industrial and Security segments, respectively) to form one Tools & Storage business with annual revenues totaling approximately $7 billion. The combination of these businesses is consistent with the Company's strategy to continue to gain market share and consolidate the tools industry. The Company classifies its business into three reportable segments, which also represent its operating segments: Tools & Storage, Security and Industrial.
Tools & Storage
The Tools & Storage segment is comprised of the Power Tools and Hand Tools & Storage businesses. Revenues in the Tools & Storage segment were $7.033 billion in 2014, representing 62% of the Company’s total revenues.
The Power Tools business includes professional products, consumer products and power tool accessories. Professional products include professional grade corded and cordless electric power tools and equipment including drills, impact wrenches and drivers, grinders, saws, routers and sanders, as well as pneumatic tools and fasteners including nail guns, nails, staplers and staples, concrete and masonry anchors. Consumer products include corded and cordless electric power tools sold primarily under the BLACK+DECKER brand, lawn and garden products, including hedge trimmers, string trimmers, lawn mowers, edgers and related accessories, and home products such as hand held vacuums, paint tools and cleaning appliances. Power tool accessories include drill bits, router bits, abrasives and saw blades.
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
2015 Outlook
This outlook discussion is intended to provide broad insight into the Company’s near-term earnings and cash flow generation prospects. The Company has raised its previously communicated guidance on diluted earnings per share to $5.70 to $5.90 from $5.65 to $5.85. The Company continues to expect free cash flow to be at least $1 billion, but is closely monitoring the relatively higher working capital levels experienced in the first half of the year to ensure its working capital is adequate to service the higher organic growth expectations in the back half of 2015, which could modestly pressure free cash flow. The updated outlook reflects the strong first half performance and improved full-year organic outlook within Tools & Storage and to a lesser extent the Engineered Fastening business, combined with additional indirect cost actions which, in the aggregate, are expected to more than offset Security’s slower improvement. All other assumptions previously communicated remain the same.

RESULTS OF OPERATIONS
Net Sales: Net sales were $2.867 billion in the second quarter of 2015 compared to $2.860 billion in the second quarter of 2014. The slight increase was driven by increases in volume and price of 7% and 1%, respectively, which were offset by a decrease of 8% due to foreign currency fluctuations. Tools & Storage net sales increased 4% due to organic growth of 11%, driven by strong organic growth across all regions, partially offset by foreign currency pressure of 7%. Net sales in the Security segment declined 7% due to organic growth of 1%, generated by growth within Security's Europe and North America businesses, which was more than offset by foreign currency fluctuations. Industrial net sales decreased 4% compared to the second quarter of 2014 as organic growth of 4%, driven by strong global automotive and electronic revenues in the Engineered

Fastening business and higher Oil & Gas revenues, was more than offset by continued foreign currency pressures and lower revenues in the Hydraulics business due to significant declines in scrap steel prices.

Net sales totaled $5.497 billion in the first half of 2015 compared to $5.477 billion in the first half of 2014. The year-over-year change was driven by a 7% increase in volume and a 1% increase in price, which were offset by an 8% decrease due to foreign currency fluctuations. Organic growth of 8% in the first half of 2015 was mainly driven by Tools & Storage, which grew 11% organically due to strong results in North America and Europe, and the Industrial segment, which achieved 5% organic growth primarily as a result of strong global automotive and electronics revenues in the Engineered Fastening business.
Gross Profit: Gross profit was $1,057.2 million, or 36.9% of net sales, in the second quarter of 2015 compared to $1,048.6 million, or 36.7% of net sales, in the second quarter of 2014. The increase in the profit rate reflects favorable impacts from volume leverage, price, productivity and cost actions, which more than offset negative impacts from currency fluctuations.
Gross profit was $2,030.8 million, or 36.9% of net sales, in the first half of 2015 compared to $2,005.0 million, or 36.6% of net sales, in the first half of 2014. The year-over-year increase in the profit rate was primarily due to the same factors that impacted the second quarter as discussed above.
SG&A Expenses: SG&A, inclusive of the provision for doubtful accounts, was $644.5 million, or 22.5% of net sales, in the second quarter of 2015 compared to $655.9 million, or 22.9% of net sales, in the second quarter of 2014. The decrease in the rate reflects the positive impacts of increased volumes during the second quarter of 2015 as well as the Company's efforts to significantly reduce indirect expenses.
On a year-to-date basis, SG&A, inclusive of the provision for doubtful accounts, was $1,267.5 million, or 23.1% of net sales, in 2015 compared to $1,296.5 million, or 23.7% of net sales, in 2014, respectively. The year-over-year decrease in the rate was primarily due to the same factors that impacted the second quarter as discussed above.
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
Corporate Overhead: The corporate overhead element of SG&A, which is not allocated to the business segments, amounted to $38.4 million, or 1.3% of net sales, and $45.1 million, or 1.6% of net sales, in the second quarters of 2015 and 2014, respectively. On a year-to-date basis, the corporate overhead element of SG&A amounted to $74.1 million, or 1.3% of net sales, in 2015 compared to $81.6 million, or 1.5% of net sales, in the corresponding period of 2014. The year-over-year decrease during these periods was primarily driven by lower consulting costs.

Other, net: Other, net expense amounted to $50.5 million in the second quarter of 2015 compared to $57.3 million in the second quarter of 2014. The decrease was primarily driven by lower amortization expense. On a year-to-date basis, Other, net expense amounted to $114.2 million in 2015 compared to $118.2 million in 2014. The decrease was mainly due to lower amortization expense partially offset by negative impacts of foreign currency.
Interest, net: Net interest expense in the second quarter of 2015 was $43.2 million compared to $40.3 million in the second quarter of 2014. On a year-to-date basis, net interest expense was $83.9 million in 2015 as compared with $81.0 million in 2014. The increase in net interest expense during these periods was primarily attributable to the termination of interest rate swaps in 2014 hedging the Company's $400 million 5.20% notes due 2040. Refer to Note H, Derivative Financial Instruments, of the Notes to (Unaudited) Condensed Consolidated Financial Statements for further discussion.
Income Taxes: The Company recognized income tax expense of $78.5 million and $133.8 million for the three and six months ended July 4, 2015, respectively, resulting in an effective tax rate of 25.0% for each period. The effective tax rate differs from the U.S. statutory tax rate during these periods primarily due to a portion of the Company’s earnings being realized in lower-taxed foreign jurisdictions and the reversal of valuation allowances during the second quarter of 2015 for certain foreign deferred tax assets which have become realizable.
The Company recognized income tax expense of $74.1 million and $122.1 million for the three and six months ended June 28, 2014, respectively, resulting in effective tax rates of 25.0% and 23.7%, respectively. The effective tax rates differed from the U.S. statutory tax rate during these periods primarily due to a portion of the Company’s earnings being realized in lower-taxed foreign jurisdictions, the favorable settlement of several foreign income tax audits and the reversal of valuation allowances for certain foreign net operating losses which had become realizable.

Business Segment Results
The Company’s reportable segments are aggregations of businesses that have similar products, services and end markets, among other factors. The Company utilizes segment profit (which is defined as net sales minus cost of sales and SG&A aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, Other-net (inclusive of intangible asset amortization expense), restructuring charges (credits), interest income, interest expense, and income tax expense. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and the expense pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Refer to Note N, Restructuring Charges (Credits), of the Notes to (Unaudited) Condensed Consolidated Financial Statements for the amount of restructuring charges (credits), if applicable, attributable to each segment. The Company’s operations are classified into three business segments: Tools & Storage, Security and Industrial.
As previously discussed, in the first quarter of 2015 the Company combined the Construction & Do-It-Yourself ("CDIY") business with certain complementary elements of the Industrial and Automotive Repair ("IAR") and Healthcare businesses (formerly part of the Industrial and Security segments, respectively) to form the Tools & Storage business. The Company recast segment net sales and profit for the first six months of 2014 to align with this change in organizational structure. There is no impact to the consolidated financial statements of the Company as a result of this change.
Tools & Storage:

	Second Quarter		Year-to-Date
(Millions of Dollars)	2015	2014	2015	2014
Net sales	$1,839.5	$1,771.8	$3,471.6	$3,346.6
Segment profit	$301.6	$276.9	$558.4	$489.7
% of Net sales	16.4%	15.6%	16.1%	14.6%
Tools & Storage net sales increased $67.7 million, or 4%, in the second quarter of 2015 compared to the second quarter of 2014. The segment grew 11% organically due to strong organic growth across all regions with North America up 14%, Europe up 7% and emerging markets up 5%. North America posted its fourth consecutive quarter of double-digit organic growth and continues to benefit from healthy underlying tool demand, share gains from new products and brand extensions, along with a favorable outdoor season. Europe maintained its trend of strong organic growth as new products, an expanded retail footprint and solid commercial momentum continued to generate share gains in many markets amid a challenged growth environment. Organic growth in the emerging markets resulted from mid-price point product launches and pricing actions, most notably in Latin America, which offset steep declines in Russia and slow market conditions in China. Fluctuations in foreign currency resulted in a 7% decrease in net sales during the second quarter of 2015.
On a year-to-date basis, net sales increased $125.0 million, or 4%, in the first half of 2015 compared to the first half of 2014. Organic sales increased 11% primarily due to 15% organic growth in North America and 8% organic growth in Europe. Unfavorable changes in foreign currency resulted in a 7% decrease in net sales during the first six months of 2015.
Segment profit for the second quarter of 2015 was $301.6 million, or 16.4% of net sales, compared to $276.9 million, or 15.6% of net sales, in the second quarter of 2014. The increase in the segment profit rate was driven by volume leverage, price, productivity and cost management, which more than offset significant currency pressures.
Year-to-date segment profit for Tools & Storage was $558.4 million, or 16.1% of net sales, compared to $489.7 million, or 14.6% of net sales, for the corresponding 2014 period. The increase in the segment profit rate was driven by volume leverage, price, productivity and cost management, which more than offset significant foreign currency fluctuations.
Security:

	Second Quarter		Year-to-Date
(Millions of Dollars)	2015	2014	2015	2014
Net sales	$533.3	$571.6	$1,042.9	$1,116.5
Segment profit	$55.2	$69.4	$110.0	$122.2
% of Net sales	10.4%	12.1%	10.5%	10.9%
Security net sales decreased $38.3 million, or 7%, in the second quarter of 2015 from $571.6 million in the second quarter of 2014, as organic growth of 1% was more than offset by an 8% decline due to foreign currency. Organic growth within North

America and emerging markets was flat as organic growth across the North America businesses was offset by declines in emerging markets due to a slow China market. Europe organic growth of 3% accelerated in the second quarter of 2015 as higher installation revenues led the region's third consecutive quarter of flat or positive organic growth, with growth in all major countries. Order rates in Europe were also strong, up double digits for the quarter, with attrition remaining within the target range of 10-12%.
On a year-to-date basis, net sales decreased $73.6 million, or 7%, in the first half of 2015 compared to the first half of 2014. Organic growth of 2% during 2015, primarily driven by Security's North America and Europe businesses, was more than offset by foreign currency pressures.
Segment profit for the second quarter of 2015 was $55.2 million, or 10.4% of net sales, compared to $69.4 million, or 12.1% of net sales, in the second quarter of 2014. The decline in gross profit relates primarily to the impact of project mix within the North America electronics business and sluggish emerging markets volumes, which more than offset improved operating performance within Europe and the North America mechanical business.
Year-to-date segment profit for Security was $110.0 million, or 10.5% of net sales, compared to $122.2 million, or 10.9% of net sales, for the corresponding 2014 period. The decrease in segment profit rate was attributable to the same factors impacting the second quarter of 2015, as discussed above.
Industrial:

	Second Quarter		Year-to-Date
(Millions of Dollars)	2015	2014	2015	2014
Net sales	$494.1	$516.7	$982.4	$1,014.1
Segment profit	$94.3	$91.5	$169.0	$178.2
% of Net sales	19.1%	17.7%	17.2%	17.6%
Industrial net sales decreased $22.6 million, or 4%, in the second quarter of 2015 from $516.7 million in the second quarter of 2014, as organic growth of 4% was more than offset by an 8% decline due to foreign currency fluctuations. Engineered Fastening achieved organic growth of 4% driven by strong global automotive and electronics revenues, which more than offset weaker North American industrial volumes. Infrastructure organic revenues increased 3% as higher Oil & Gas volume, which benefited from a large international equipment sale during the second quarter of 2015, more than offset lower volume in the Hydraulics business due to difficult market dynamics related to scrap steel.
On a year-to-date basis, net sales decreased $31.7 million, or 3%, in the first half of 2015 compared to the first half of 2014, as organic growth of 5% was more than offset by an 8% decline in net sales due to currency pressures. Engineered Fastening achieved organic growth of 8% driven by strong global automotive and electronics revenues, while Infrastructure declined 4% organically due to delayed or suspended pipeline construction activity in the Oil & Gas business and lower organic revenues in the Hydraulics business due to the significant decline in scrap steel prices.
Industrial segment profit for the second quarter of 2015 was $94.3 million, or 19.1% of net sales, compared to $91.5 million, or 17.7% of net sales, in the second quarter of 2014. The year-over-year increase in segment profit rate was driven by favorable volume leverage from Engineered Fastening and Oil & Gas, productivity gains and cost control actions, which more than offset negative impacts from currency and lower volumes in the Hydraulics business.
Year-to-date segment profit for Industrial was $169.0 million, or 17.2% of net sales, compared to $178.2 million, or 17.6% of net sales, for the corresponding 2014 period. The slight decrease in segment profit rate was driven by lower Oil & Gas volumes and foreign currency pressures, which more than offset favorable volume leverage from Engineered Fastening, productivity gains and cost control.

RESTRUCTURING ACTIVITIES
A summary of the restructuring reserve activity from January 3, 2015 to July 4, 2015 is as follows (in millions):

	January 3, 2015	Net Additions	Usage	Currency	July 4, 2015
Severance and related costs	$81.2	$25.8	$(36.5)	$(3.4)	$67.1
Facility closures	16.4	4.1	(4.6)	(0.2)	15.7
Total	$97.6	$29.9	$(41.1)	$(3.6)	$82.8
For the six months ended July 4, 2015, the Company recognized $29.9 million of net restructuring charges. This amount reflects $25.8 million of net severance charges associated with the reduction of approximately 420 employees. The Company also had facility closure costs of $4.1 million.
For the three months ended July 4, 2015, the Company recognized net restructuring charges of $5.0 million relating to the reduction of approximately 180 employees, net of reversals relating to the elimination of excess severance accruals due to changes in initial estimates of prior year actions. The Company also had net facility closure costs of $0.3 million in the second quarter of 2015.
The majority of the $82.8 million of reserves remaining as of July 4, 2015 is expected to be utilized within the next 12 months.
Segments: The $29.9 million net restructuring charge for the six months ended July 4, 2015 includes: $15.5 million of net charges pertaining to the Tools & Storage segment; $13.6 million of net charges pertaining to the Security segment; $1.4 million of net charges pertaining to the Industrial segment; and $0.6 million of net reversals pertaining to Corporate. The net $5.0 million restructuring charge for the three months ended July 4, 2015 includes: $1.5 million of net reserve reductions pertaining to the Tools & Storage segment; $6.6 million of net charges pertaining to the Security segment; $0.7 million of net charges pertaining to the Industrial segment; and $0.8 million of net reserve reductions pertaining to Corporate.

FINANCIAL CONDITION
Liquidity, Sources and Uses of Capital: The Company’s primary sources of liquidity are cash flows generated from operations and available lines of credit under various credit facilities. The Company's cash flows are presented on a consolidated basis and include cash flows from discontinued operations.
Operating Activities: Cash flows provided by operations were $312.6 million in the second quarter of 2015 and $437.2 million in the second quarter of 2014. The year-over-year decrease was primarily driven by changes in working capital (accounts receivable, inventory, accounts payable and deferred revenue), which resulted in cash outflows of $50.5 million in the second quarter of 2015 compared to cash inflows of $55.9 million in the second quarter of 2014. The decrease in working capital cash flows was primarily driven by higher accounts receivables and inventory purchases, particularly in the Tools & Storage segment, to support higher organic growth.
Year-to-date cash flow provided by operations was $115.1 million in the first half of 2015, compared to $285.2 million in the corresponding period of 2014. The overall decrease in operating cash flows in the first half of 2015 was primarily driven by changes in working capital as discussed above.

Free Cash Flow: Free cash inflow, as defined in the following table, was $246.9 million in the second quarter of 2015 compared to $375.8 million in the corresponding 2014 period. Free cash inflow on a year-to-date basis was $3.5 million in 2015 compared to $166.0 million in 2014. Management considers free cash flow an important indicator of its liquidity, as well as its ability to fund future growth and provide a dividend to shareowners. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

	Second Quarter		Year-to-Date
(Millions of Dollars)	2015	2014	2015	2014
Net cash provided by operating activities	$312.6	$437.2	$115.1	$285.2
Less: capital expenditures	(65.7)	(61.4)	(111.6)	(119.2)
Free cash inflow	$246.9	$375.8	$3.5	$166.0

Based on its potential to generate cash flow from operations on an annual basis and credit position at July 4, 2015, the Company continues to believe over the long term it has the financial flexibility to deploy capital to its shareowners’ advantage through a combination of acquisitions, dividends and potential future share repurchases.

Investing Activities: Cash flows used in investing activities were $29.9 million and $96.1 million in the second quarter of 2015 and 2014, respectively. The year-over-year change was primarily driven by net investment hedge settlements, which resulted in cash proceeds of $33.5 million in the second quarter of 2015 compared to cash payments of $29.5 million in the second quarter of 2014.

Year-to-date cash flows used in investing activities were $54.5 million and $161.8 million in 2015 and 2014, respectively. The change was mainly attributable to the net investment hedge settlements, which resulted in cash proceeds of $63.9 million for the first half of 2015, as compared to cash payments of $35.8 million in the first half of 2014.

Financing Activities: Cash flows used in financing activities were $329.8 million in the second quarter of 2015 resulting primarily from $180.2 million in net repayments of short-term borrowings under the Company's commercial paper program, cash dividend payments of $76.8 million and repurchases of common stock of $100.0 million. Cash flows used in financing activities in the second quarter of 2014 were $268.3 million, which were primarily driven by $199.7 million in net repayments of short-term borrowings under the Company’s commercial paper program and $78.4 million of cash payments for dividends.

Year-to-date cash flows used in financing activities were $123.2 million in 2015 resulting primarily from repurchases of common stock of $448.0 million and cash dividend payments of $159.5 million, partially offset by net proceeds from short-term borrowings under the Company's commercial paper program of $418.7 million and cash proceeds from the issuances of common stock of $74.7 million. Year-to-date cash flows used in financing activities were $107.1 million in 2014, which were primarily driven by $159.1 million of cash payments for dividends, partially offset by $82.6 million in net proceeds from short-term borrowings under the Company's commercial paper program.

Fluctuations in foreign currency rates negatively impacted cash by $42.1 million in the first six months of 2015 primarily due to the continued strengthening of the U.S. Dollar against the Company's major currencies, most notably the Euro, British Pound, Canadian Dollar and Swedish Krona.
Credit Ratings & Liquidity:

The Company maintains strong investment grade credit ratings from the major U.S. rating agencies on its senior unsecured debt (average A-), as well as its short-term commercial paper borrowings. There have been no changes to any of the ratings during the second quarter of 2015.

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

On December 3, 2013, the Company issued 3,450,000 Equity Units (the “Equity Units”), each with a stated value of $100 which are initially comprised of a 1/10, or 10%, undivided beneficial ownership in a $1,000 principal amount 2.25% junior subordinated note due 2018 and a forward common stock purchase contract (the “Equity Purchase Contract”). Each Equity Purchase Contract obligates the holders to purchase on November 17, 2016 approximately 3.5 to 4.3 million common shares. The subordination of the notes in the Equity Units combined with the Equity Purchase Contracts resulted in the Equity Units being awarded a 100% equity credit by S&P, and 50% equity credit by Moody's. The Company received approximately $334.7 million in cash proceeds from the Equity Units, net of underwriting discounts and commission, before offering expenses, and recorded $345.0 million in long-term debt. The proceeds were used primarily to repay commercial paper borrowings.

In November 2010, the Company issued Convertible Preferred Units comprised of $632.5 million of Notes due November 17, 2018 and Purchase Contracts, which obligate the holders to purchase, on the earlier of (i) November 17, 2015 (the Purchase Contract Settlement Date) or (ii) the triggered early settlement date, 6.3 million shares, for $100 per share, of the Company's 4.75% Series B Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock"), resulting in cash proceeds to the Company of up to $632.5 million. Following the issuance of Convertible Preferred Stock, a holder of Convertible Preferred Stock may, at its option, at any time and from time to time, convert some or all of its outstanding shares of Convertible Preferred Stock at a conversion rate of 1.3333 shares of the Company's common stock per share of Convertible Preferred Stock (subject to customary anti-dilution provisions). Upon a conversion on or after November 17, 2015, the Company may elect to pay or deliver, as the case may be, solely shares of common stock, together with cash in lieu of fractional shares ("physical settlement"), solely cash ("cash settlement"), or a combination of cash and common stock ("combination settlement"). Refer to the Company's Form 10-K for the year ended January 3, 2015 for further discussion.

The Company has a five year $1.5 billion committed credit facility (the “Credit Agreement”). Borrowings under the Credit Agreement may include U.S. Dollars up to the $1.5 billion commitment or in Euro or Pounds Sterling subject to a foreign currency sublimit of $400.0 million and bear interest at a floating rate dependent upon the denomination of the borrowing. Repayments must be made on June 27, 2018 or upon an earlier termination date of the Credit Agreement, at the election of the Company. The Company’s $2.0 billion commercial paper program is backed by the Company's $1.5 billion Credit Agreement. As of July 4, 2015, the Company has not drawn on the Credit Agreement.

Refer to Note G, Long-Term Debt and Financing Arrangements, and Note I, Equity Arrangements, in the Notes to (Unaudited) Condensed Consolidated Financial Statements for further discussion of the Company's financing arrangements.

Cash and cash equivalents totaled $392 million as of July 4, 2015, which was predominantly held in foreign jurisdictions. As of January 3, 2015, cash and cash equivalents totaled $497 million, comprised of $46 million in the U.S. and $451 million in foreign jurisdictions. Concurrent with the Black & Decker merger, the Company made a determination to repatriate certain legacy Black & Decker foreign earnings, on which U.S. income taxes had not previously been provided. As a result of this repatriation decision, the Company has recorded approximately $378 million and $369 million of associated deferred tax liabilities at July 4, 2015 and January 3, 2015, respectively. Current plans and liquidity requirements do not demonstrate a need to repatriate other foreign earnings. Accordingly, all other undistributed foreign earnings of the Company are considered to be permanently reinvested, or will be remitted substantially free of additional tax, consistent with the Company’s overall growth strategy internationally, including acquisitions and long-term financial objectives. No provision has been made for taxes that might be payable upon remittance of these undistributed foreign earnings. However, should management determine at a later point to repatriate additional foreign earnings, the Company would be required to accrue and pay taxes at that time.

OTHER MATTERS
Critical Accounting Estimates: There have been no significant changes in the Company’s critical accounting estimates during the second quarter of 2015. Refer to the “Other Matters” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended January 3, 2015 for a discussion of the Company’s critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no significant change in the Company’s exposure to market risk during the second quarter of 2015. Refer to the “Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended January 3, 2015 for further discussion.

ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and its Senior Vice President and Chief Financial Officer have concluded that, as of July 4, 2015, the Company’s disclosure controls and procedures are effective. There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CAUTIONARY STATEMENT
Under the Private Securities Litigation Reform Act of 1995

Statements in this Quarterly Report on Form 10-Q that are not historical, including but not limited to those regarding the Company’s ability to: (i) generate greater than 20% of annual revenues from emerging markets; (ii) achieve full year 2015 diluted EPS of approximately $5.70 - $5.90 (inclusive of $50 million or $0.25 EPS of restructuring charges); (iii) generate at least $1.0 billion of free cash flow for 2015; (iv) achieve its 2018 financial objectives; (v) return approximately 50% of free cash flow to shareholders through a strong and growing dividend, as well as opportunistically repurchasing its shares, with the remaining 50% deployed toward acquisitions; (collectively, the “Results”) are “forward looking statements” and subject to risk and uncertainty.

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

The Company’s ability to deliver the Results is dependent, or based, upon: (i) the Company’s ability to generate organic net sales increases of approximately 6% in 2015; (ii) the Company’s ability to deliver sufficient working capital turns expansion to achieve at least $1 billion of free cash flow for 2015; (iii) the Company’s ability to successfully execute upon indirect cost actions and to benefit from pricing and cost deflation; (iv) foreign exchange headwinds being approximately $200-$220 million in 2015; (v) the Company’s ability to achieve a tax rate relatively consistent with the 2014 tax rate; (vi) the Company’s ability to limit restructuring charges to approximately $50 million in 2015; (vii) the Company’s ability to increase presence in emerging markets of the Power Tools and Hand Tools mid-price point categories; (viii) the successful identification and integration of, and realization of revenue synergies associated with, acquisitions, as well as integration of existing businesses; (ix) the continued acceptance of technologies used in the Company’s products and services; (x) the Company’s ability to manage existing Sonitrol franchisee and Mac Tools relationships; (xi) the Company’s ability to minimize costs associated with any sale or discontinuance of a business or product line, including any severance, restructuring, legal or other costs; (xii) the proceeds realized with respect to any business or product line disposals; (xiii) the extent of any asset impairments with respect to any businesses or product lines that are sold or discontinued; (xiv) the Company’s ability to sustain or increase prices in order to, among other things, offset or mitigate the impact of steel, freight, energy, non-ferrous commodity and other commodity costs and any inflation increases and/or currency impacts; (xv) the Company’s ability to generate free cash flow and maintain a strong debt to capital ratio; (xvi) the Company’s ability to identify and effectively execute productivity improvements and cost reductions, while minimizing any associated restructuring charges; (xvii) the Company’s ability to obtain favorable settlement of tax audits; (xviii) the ability of the Company to generate earnings sufficient to realize future income tax benefits during periods when temporary differences become deductible, including realizing tax credit carry forward amounts within the allowable carry forward periods; (xix) the continued ability of the Company to access credit markets under satisfactory terms; (xx) the Company’s ability to negotiate satisfactory price and payment terms under which the Company buys and sells goods, services, materials and products; and (xxi) the availability of cash to repurchase shares when conditions are right.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended July 4, 2015:

2015	(a) Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Program	Maximum Number Of Shares That May Yet Be Purchased Under The Program
April 5 - May 9	983,982	$101.65	—	—
May 10 - June 6	—	—	—	—
June 7 - July 4	259	107.67	—	—
	984,241	$101.65	—	—

(a)
In February 2015, the Company net-share settled 9.1 million of the 12.2 million capped call options on its common stock and received 911,077 shares using an average reference price of $96.46. Additionally, the Company repurchased 3,381,162 shares for approximately $326.1 million, equating to an average share price of $96.46. In April 2015, the Company repurchased 983,777 shares for approximately $100.0 million, equating to an average share price of $101.65. The remaining shares of common stock in this column were deemed surrendered to the Company by participants in various benefit plans of the Company to satisfy the participants’ taxes related to vesting or delivery of time-vesting restricted share units under those plans.

On July 23, 2014, the Board of Directors approved a new repurchase of up to 25 million shares of the Company's common stock. After the Company's repurchase of approximately 4.4 million shares discussed above, the remaining authorized shares for repurchase is 20.6 million shares as of July 4, 2015. Furthermore, approximately 5.2 million shares are reserved for purchase in connection with forward share purchase contracts entered into in October 2014 and March 2015, which obligate the Company to pay $150.0 million and $350.0 million, respectively, plus additional amounts related to the forward component of the contracts to the respective financial institution counterparties not later than October 2016 or March 2017, respectively, or earlier at the Company's option. For further detail on these transactions, refer to Note I, Equity Arrangements in the Notes To (Unaudited) Condensed Consolidated Financial Statements.

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

(101)
The following materials from Stanley Black & Decker Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 4, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations and Comprehensive Income for the three and six months ended July 4, 2015 and June 28, 2014 (ii) Condensed Consolidated Balance Sheets at July 4, 2015 and January 3, 2015, (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended July 4, 2015 and June 28, 2014, and (iv) Notes to (Unaudited) Condensed Consolidated Financial Statements**.

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

STANLEY BLACK & DECKER, INC.

Date:	July 31, 2015	By:	/s/ DONALD ALLAN, JR.
Donald Allan, Jr.
Senior Vice President and Chief Financial Officer