Form 10-K
period 2016-01-02
STANLEY BLACK & DECKER, INC.
filed 2016-02-19
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2016
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
Yes  ☐    No  ☑
As of July 3, 2015, the aggregate market values of voting common equity held by non-affiliates of the registrant was $16.5 billion based on the New York Stock Exchange closing price for such shares on that date. On February 1, 2016, the registrant had 152,335,308 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year are incorporated by reference in Part III of the Annual Report on Form 10-K.

FORM 10-K
PART I
ITEM 1. BUSINESS
General
Stanley Black & Decker, Inc. ("the Company") was founded in 1843 by Fredrick T. Stanley and incorporated in Connecticut in 1852. In March 2010, the Company completed a merger ("the Merger") with The Black & Decker Corporation (“Black & Decker”), a company founded by S. Duncan Black and Alonzo G. Decker and incorporated in Maryland in 1910. At that time, the Company changed its name from The Stanley Works ("Stanley") to Stanley Black & Decker, Inc. The Company is a diversified global provider of hand tools, power tools and related accessories, mechanical access solutions (i.e. automatic doors and commercial locking systems), electronic security and monitoring systems, healthcare solutions, engineered fastening systems and products and services for various industrial applications, with 2015 consolidated annual revenues of $11.2 billion. The Company is continuing to pursue a growth and acquisition strategy that involves industry, geographic and customer diversification to foster sustainable revenue, earnings and cash flow growth. The Company is focused on growing organically, including increasing its presence in emerging markets, with a goal of generating greater than 20% of annual revenues from those markets, and leveraging the Stanley Fulfillment System, a now expanded program focused on upgrading innovation and digital capabilities while maintaining commercial and supply chain excellence, and funding required investments through functional transformation. In regards to acquisitions in the near-term, the Company intends to pursue targets that consolidate the tool industry and expand the Industrial platform in Engineered Fastening and Infrastructure. The Company remains focused on improving the operating results of the Security business and plans to reevaluate its recovery progress and strategic fit by the second half of 2016. In 2015, approximately 53% of the Company’s annual revenues were generated in the United States, with the remainder largely from Europe (22%), emerging markets (16%) and Canada (5%).
Execution of the Company's strategy has resulted in approximately $6.2 billion of acquisitions since 2002 (excluding the Black & Decker merger) and increased brand investment, enabled by cash flow generation and increased debt capacity. The acquisitions of Infastech in February 2013 and Jiangsu Guoqiang Tools Co., Ltd. ("GQ") in May 2013 exemplify this strategy. Infastech is a global manufacturer and distributor of specialty engineered fastening technology based in Hong Kong. The acquisition of Infastech added to the Company's strong positioning in specialty engineered fastening, an industry with solid growth prospects particularly in the global electronics, industrial and automotive end markets, and further expanded the Company's global footprint with its strong concentration in fast-growing emerging markets. GQ is the #3 mid-price-point power tool manufacturer in China and complements the Company's existing power tools product offerings in the Tools & Storage segment. In addition to these acquisitions, in December 2012, the Company sold its Hardware & Home Improvement business ("HHI"), including the residential portion of Tong Lung, to Spectrum Brands Holdings, Inc. ("Spectrum") for approximately $1.4 billion in cash. The purchase and sale agreement stipulated that the sale occur in a First and Second Closing. The First Closing, which excluded the residential portion of the Tong Lung business, occurred on December 17, 2012 while the Second Closing, in which the residential portion of the Tong Lung business was sold, occurred on April 8, 2013. The Company also divested several smaller businesses in recent years that did not fit into its long-term strategic objectives. The operating results of these divested businesses have been reported as discontinued operations in the Consolidated Financial Statements. Refer to Note E, Acquisitions, and Note T, Discontinued Operations, of the Notes to Consolidated Financial Statements in Item 8 for further discussion.
At January 2, 2016, the Company employed approximately 51,250 people worldwide. The Company’s principal executive office is located at 1000 Stanley Drive, New Britain, Connecticut 06053 and its telephone number is (860) 225-5111.
Description of the Business
During the first quarter of 2015, the Company combined the Construction & Do-It-Yourself ("CDIY") business with certain complementary elements of the Industrial and Automotive Repair ("IAR") and Healthcare businesses (formerly part of the Industrial and Security segments, respectively) to form one Tools & Storage business. As a result, the Company recast segment financial information for prior periods to align with this change in organizational structure. There was no impact to the consolidated financial statements of the Company as a result of this change.
The Company’s operations are classified into three reportable business segments, which also represent its operating segments: Tools & Storage, Security and Industrial. All segments have significant international operations and are exposed to translational and transactional impacts from fluctuations in foreign currency exchange rates.
Additional information regarding the Company’s business segments and geographic areas is incorporated herein by reference to the material captioned “Business Segment Results” in Item 7 and Note P, Business Segments and Geographic Areas, of the Notes to Consolidated Financial Statements in Item 8.

Tools & Storage
The Tools & Storage segment is comprised of the Power Tools and Hand Tools & Storage businesses. The segment sells its products to professional end users, distributors, retail consumers and industrial customers in a wide variety of industries and geographies. The majority of sales are distributed through retailers, including home centers, mass merchants, hardware stores, and retail lumber yards, as well as third-party distributors and a direct sales force. Annual revenues in the Tools & Storage segment were $7.1 billion in 2015, representing 64% of the Company’s total revenues.
The Power Tools business includes professional products, consumer products, and power tool accessories. Professional products include professional grade corded and cordless electric power tools and equipment including drills, impact wrenches and drivers, grinders, saws, routers and sanders, as well as pneumatic tools and fasteners including nail guns, nails, staplers and staples, concrete and masonry anchors. Consumer products include corded and cordless electric power tools sold primarily under the BLACK+DECKER brand, lawn and garden products, including hedge trimmers, string trimmers, lawn mowers, edgers and related accessories, and home products such as hand-held vacuums, paint tools and cleaning appliances. Power tool accessories include drill bits, router bits, abrasives and saw blades.
The Hand Tools & Storage business sells measuring, leveling and layout tools, planes, hammers, demolition tools, knives, saws, chisels and industrial and automotive tools. Storage products include tool boxes, sawhorses, medical cabinets and engineered storage solution products.
Security
The Security segment is comprised of the Convergent Security Solutions ("CSS") and Mechanical Access Solutions ("MAS") businesses. Annual revenues in the Security segment were $2.1 billion in 2015, representing 19% of the Company’s total revenues.
The CSS business designs, supplies and installs electronic security systems and provides electronic security services, including alarm monitoring, video surveillance, fire alarm monitoring, systems integration and system maintenance. Purchasers of these systems typically contract for ongoing security systems monitoring and maintenance at the time of initial equipment installation. The business also sells healthcare solutions, which include asset tracking solutions, infant protection, pediatric protection, patient protection, wander management, fall management, and emergency call products. The CSS business sells to consumers, retailers, educational, financial and healthcare institutions, as well as commercial, governmental and industrial customers. Products are sold predominantly on a direct sales basis.
The MAS business sells and installs automatic doors, commercial hardware, locking mechanisms, electronic keyless entry systems, keying systems, tubular and mortise door locksets. MAS sells to commercial customers primarily through independent distribution channels.
Industrial
The Industrial segment is comprised of the Engineered Fastening and Infrastructure businesses. Annual revenues in the Industrial segment were $1.9 billion in 2015, representing 17% of the Company’s total revenues.
The Engineered Fastening business primarily sells engineered fastening products and systems designed for specific applications. The product lines include stud welding systems, blind rivets and tools, blind inserts and tools, drawn arc weld studs, engineered plastic and mechanical fasteners, self-piercing riveting systems and precision nut running systems, micro fasteners, and high-strength structural fasteners. The business sells to customers in the automotive, manufacturing, electronics, and aerospace industries, amongst others, and its products are distributed through direct sales forces and, to a lesser extent, third-party distributors.
The Infrastructure business consists of the Oil & Gas and Hydraulics businesses. The Oil & Gas business sells and rents custom pipe handling, joint welding and coating equipment used in the construction of large and small diameter pipelines, and provides pipeline inspection services. The Hydraulics business sells hydraulic tools and accessories. The Infrastructure businesses sell to the oil and natural gas pipeline industry and other industrial customers. The products and services are primarily distributed through a direct sales force and, to a lesser extent, third-party distributors.

Other Information
Competition
The Company competes on the basis of its reputation for product quality, its well-known brands, its commitment to customer service, strong customer relationships, the breadth of its product lines and its innovative products and customer value propositions.
The Company encounters active competition in the Tools & Storage and Industrial segments from both larger and smaller companies that offer the same or similar products and services. Certain large customers offer private label brands (“house brands”) that compete across a wider spectrum of the Company’s Tools & Storage segment product offerings. Competition in the Security segment is generally fragmented via both large international players and regional companies. Competition tends to be based primarily on price, the quality of service and comprehensiveness of the services offered to the customers.
Major Customers
A significant portion of the Company’s Tools & Storage products are sold to home centers and mass merchants in the U.S. and Europe. A consolidation of retailers both in North America and abroad has occurred over time. While this consolidation and the domestic and international expansion of these large retailers has provided the Company with opportunities for growth, the increasing size and importance of individual customers creates a certain degree of exposure to potential sales volume loss. As a result of the Company’s acquisition strategy, sales to U.S. home centers and mass merchants declined from a high of approximately 40% in 2002, to 15% before the Black & Decker merger. In 2015, sales to U.S. home centers and mass merchants were 21%.

Working Capital
The Company continues to practice the core operating disciplines encompassed by the Stanley Fulfillment System (“SFS”). SFS has five core principles that work in concert: sales and operations planning, operational lean, complexity reduction, global supply management, and order-to-cash excellence. The Company develops standardized business processes and system platforms to reduce costs and provide scalability. SFS is instrumental in the reduction of working capital evidenced by the 56% improvement in working capital turns for the Company from 5.9 at the end of 2010 (excluding HHI) to 9.2 at the end of 2015. The continued efforts to deploy SFS across the entire Company and increase turns have created significant opportunities to generate incremental free cash flow. Going forward, the Company plans to further leverage the core SFS principles to generate ongoing improvements, both in the existing business and future acquisitions, in working capital turns, cycle times, complexity reduction and customer service levels, with a goal of ultimately achieving 10 working capital turns.
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
Backlog
Due to short order cycles and rapid inventory turnover primarily in the Company's Tools & Storage segment, backlog is generally not considered a significant indicator of future performance. At February 6, 2016, the Company had approximately $783 million in unfilled orders, which mainly relate to the Engineered Fastening and Security businesses. Substantially all of these orders are reasonably expected to be filled within the current fiscal year. As of January 31, 2015 and February 1, 2014, unfilled orders amounted to $888 million and $948 million, respectively.
Patents and Trademarks
No business segment is solely dependent, to any significant degree, on patents, licenses, franchises or concessions, and the loss of one or several of these patents, licenses, franchises or concessions would not have a material adverse effect on any of the businesses. The Company owns numerous patents, none of which individually is material to the Company's operations as a whole. These patents expire at various times over the next 20 years. The Company holds licenses, franchises and concessions, none of which individually or in the aggregate are material to the Company's operations as a whole. These licenses, franchises and concessions vary in duration, but generally run from one to 40 years.

The Company has numerous trademarks that are used in its businesses worldwide. In the Tools & Storage segment, significant trademarks include STANLEY®, BLACK+DECKER®, DEWALT®, Porter-Cable®, BOSTITCH®, FatMax®, Powers®, Guaranteed Tough®, Innerspace®, MAC®, MAC Tools®, Proto®, Vidmar®, Facom®, USAG™, Lista®, and the yellow & black color scheme for power tools and accessories. Significant trademarks in the Industrial segment include STANLEY®, CRC®, LaBounty®, Dubuis®, AeroScout®, Cribmaster®, Expert®, SIDCHROME™, POP®, Warren®, GRIPCO®, Avdel®, HeliCoil®, MasterFix®, Tucker®, NPR®, Dodge®, and Spiralock®. The Security segment includes significant trademarks such as STANLEY®, BEST®, Blick™, HSM®, Sargent & Greenleaf®, S&G®, SONITROL®, Niscayah®, Stanley Access Technologies™, AeroScout®, Hugs®, WanderGuard®, Roam Alert®, MyCall®, Arial® and Bed-Check®. The terms of these trademarks typically vary from 10 to 20 years, with most trademarks being renewable indefinitely for like terms.
Environmental Regulations
The Company is subject to various environmental laws and regulations in the U.S. and foreign countries where it has operations. Future laws and regulations are expected to be increasingly stringent and will likely increase the Company’s expenditures related to environmental matters.
In the normal course of business, the Company is involved in various legal proceedings relating to environmental issues. The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of January 2, 2016 and January 3, 2015, the Company had reserves of $170.7 million and $177.3 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2015 amount, $17.1 million is classified as current and $153.6 million as long-term, which is expected to be paid over the estimated remediation period. As of January 2, 2016, the Company has recorded $18.7 million in other assets related to funding by the Environmental Protection Agency ("EPA") and monies received have been placed in trust in accordance with the Consent Decree associated with the West Coast Loading Corporation ("WCLC") proceedings, as further discussed in Note S, Contingencies, of the Notes to Consolidated Financial Statements in Item 8. Accordingly, the Company's cash obligation as of January 2, 2016 associated with the aforementioned remediation activities is $152.0 million. The range of environmental remediation costs that is reasonably possible is $130.4 million to $260.8 million, which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with policy.
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
Employees
At January 2, 2016, the Company had approximately 51,250 employees, 13,533 of whom are employed in the U.S. Approximately 1,022 U.S. employees are covered by collective bargaining agreements negotiated with 29 different local labor unions who are, in turn, affiliated with approximately 6 different international labor unions. The majority of the Company’s hourly-paid and weekly-paid employees outside the U.S. are not covered by collective bargaining agreements. The Company’s labor agreements in the U.S. expire between 2016 and 2020. There have been no significant interruptions of the Company’s operations in recent years due to labor disputes. The Company believes that its relationship with its employees is good.
Research and Development Costs
Research and development costs, which are classified in SG&A, were $188.0 million, $174.6 million and $170.7 million for fiscal years 2015, 2014 and 2013, respectively.

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
The Company has certain significant customers, particularly home centers and major retailers, although no single customer represented more than 10% of consolidated net sales in 2015. However, the two largest customers comprised nearly 18% of net sales, with U.S. and international mass merchants and home centers collectively comprising approximately 27% of net sales. The loss or material reduction of business, the lack of success of sales initiatives, or changes in customer preferences or loyalties, for the Company’s products related to any such significant customer could have a material adverse impact on the Company’s results of operations and cash flows. In addition, the Company’s major customers are volume purchasers, a few of which are much larger than the Company and have strong bargaining power with suppliers. This limits the ability to recover cost increases through higher selling prices. Furthermore, unanticipated inventory adjustments by these customers can have a negative impact on sales.
If customers in the Convergent Security Solutions ("CSS") business are dissatisfied with services and switch to competitive services, or disconnect for other reasons such as preference for digital technology products or other technology enhancements not then offered by CSS, the Company's attrition rates may increase. In periods of increasing attrition rates, recurring revenue and results of operations may be materially adversely affected. The risk is more pronounced in times of economic uncertainty, as customers may reduce amounts spent on the products and services the Company provides.
In times of tough economic conditions, the Company has experienced significant distributor inventory corrections reflecting de-stocking of the supply chain associated with difficult credit markets. Such distributor de-stocking exacerbated sales volume declines pertaining to weak end user demand and the broader economic recession. The Company’s results may be adversely impacted in future periods by such customer inventory adjustments. Further, the inability to continue to penetrate new channels of distribution may have a negative impact on the Company’s future results.
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
The Company’s trademarks enjoy a reputation for quality and value and are important to its success and competitive position. Unauthorized use of the Company’s trademark rights may not only erode sales of the Company’s products, but may also cause significant damage to its brand name and reputation, interfere with its ability to effectively represent the Company to its customers, contractors, suppliers, and/or licensees, and increase litigation costs. Similarly, failure by licensees or vendors to adhere to the Company’s standards of quality and other contractual requirements could result in loss of revenue, increased litigation, and/or damage to the Company’s reputation and business. There can be no assurance that the Company’s ongoing efforts to protect its brand and trademark rights and ensure compliance with its licensing and vendor agreements will prevent all violations.
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
The Company generates a significant portion of its total revenue outside of the United States. Business operations outside of the United States are subject to political, economic and other risks inherent in operating in certain countries, such as:

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
Further, security threats and sophisticated computer crime pose a potential risk to the security of the Company’s information technology systems, networks, services and assets, as well as the confidentiality and integrity of the Company’s data. If the Company suffers a loss or disclosure of business or stakeholder information due to security breaches, and business continuity plans do not effectively address these issues on a timely basis, the Company may suffer interruptions in its ability to manage operations as well as reputational, competitive or business harm, which may adversely impact the Company’s results of operations and financial condition.
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

Further, as a result of inflationary or deflationary economic conditions, the Company believes it is possible that a limited number of suppliers may either cease operations or require additional financial assistance from the Company in order to fulfill their obligations. In a limited number of circumstances, the magnitude of the Company’s purchases of certain items is of such significance that a change in established supply relationships with suppliers or increase in the costs of purchased raw materials, component parts or finished goods could result in manufacturing interruptions, delays, inefficiencies or an inability to market products. Changes in value-added tax rebates, currently available to the Company or to its suppliers, could also increase the costs of the Company’s manufactured products as well as purchased products and components and could adversely affect the Company’s results.
Uncertainty about the financial stability of economies outside the U.S. could have a significant adverse effect on the Company's business, results of operations and financial condition.
The Company generates approximately 47% of its revenues from outside the U.S., including 22% of its revenues from Europe and 16% from various emerging market countries. Each of the Company’s segments generates sales from these marketplaces. While the Company believes any downturn in the European or emerging marketplaces might be offset to some degree by the relative stability in North America, the Company’s future growth, profitability and financial liquidity could be affected, in several ways, including but not limited to the following:

•	depressed consumer and business confidence may decrease demand for products and services;

•	customers may implement cost-reduction initiatives or delay purchases to address inventory levels;

•	significant declines of foreign currency values in countries where the Company operates could impact both the revenue growth and overall profitability in those geographies;

•	a slowing or contracting Chinese economy could reduce China’s consumption and negatively impact the Company’s sales in that region, as well as globally;

•	a devaluation of foreign currencies could have an effect on the credit worthiness (as well as the availability of funds) of customers in those regions impacting the collectability of receivables;

•	a devaluation of foreign currencies could have an adverse effect on the value of financial assets of the Company in the effected countries;

•
the impact of an event (individual country default or break up of the Euro) could have an adverse impact on the global credit markets and global liquidity potentially impacting the Company’s ability to access these credit markets and to raise capital.

The Company is exposed to market risk from changes in foreign currency exchange rates which could negatively impact profitability.
The Company manufactures and sells its products in many countries throughout the world. As a result, there is exposure to foreign currency risk as the Company enters into transactions and makes investments denominated in multiple currencies. The Company’s predominant currency exposures are related to the Euro, Canadian Dollar, British Pound, Australian Dollar, Brazilian Real, Argentine Peso, Chinese Renminbi (“RMB”) and the Taiwan Dollar. In preparing its financial statements, for foreign operations with functional currencies other than the U.S. dollar, asset and liability accounts are translated at current exchange rates, and income and expenses are translated using weighted-average exchange rates. With respect to the effects on translated earnings, if the U.S. dollar strengthens relative to local currencies, the Company’s earnings could be negatively impacted. In 2015, translational and transactional foreign currency fluctuations negatively impacted pre-tax earnings by approximately $220 million and diluted earnings per share by approximately $1.13. The translational and transactional impacts will vary over time and may be more material in the future. Although the Company utilizes risk management tools, including hedging, as it deems appropriate, to mitigate a portion of potential market fluctuations in foreign currencies, there can be no assurance that such measures will result in all market fluctuation exposure being eliminated. The Company generally does not hedge the translation of its non-U.S. dollar earnings in foreign subsidiaries, but may choose to do so in certain instances.
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
As described in Note H, Long-Term Debt and Financing Arrangements, of the Notes to Consolidated Financial Statements in Item 8, the Company has an amended and restated five-year $1.75 billion committed credit facility. No amounts were outstanding against this facility at January 2, 2016.
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

•
maintenance of a specified financial ratio. The Company has an interest coverage covenant that must be maintained to permit continued access to its committed revolving credit facilities. The interest coverage ratio tested for covenant compliance compares adjusted Earnings Before Interest, Taxes, Depreciation and Amortization to adjusted Interest Expense (“adjusted EBITDA”/”adjusted Interest Expense”); such adjustments to interest or EBITDA include, but are not limited to, removal of non-cash interest expense and stock-based compensation expense. The ratio required for compliance is 3.5 times EBITDA to 1.0 times Interest Expense and is computed quarterly, on a rolling twelve months (last twelve months) basis. Under this covenant definition, the interest coverage ratio was approximately 9 times EBITDA or higher in each of the 2015 quarterly measurement periods. Management does not believe it is reasonably likely the Company will breach this covenant. Failure to maintain this ratio could adversely affect further access to liquidity.

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
The Company has completed a number of acquisitions in recent years including, but not limited to, Infastech, Jiangsu Guoqiang Tools ("GQ") and Niscayah. The Company may make additional acquisitions in the future.
Acquisitions involve a number of risks, including:

•	the failure to identify the most suitable candidates for acquisitions;

•	the ability to identify and close on appropriate acquisition opportunities within desired timeframes at reasonable cost;

•	the anticipated additional revenues from the acquired companies do not materialize, despite extensive due diligence;

•	the possibility that the acquired companies will not be successfully integrated or that anticipated cost savings, synergies, or other benefits will not be realized;

•	the acquired businesses will lose market acceptance or profitability;

•	the diversion of Company management’s attention and other resources;

•	the incurrence of unexpected costs and liabilities, including those associated with undisclosed pre-closing regulatory violations by the acquired business; and

•	the loss of key personnel and clients or customers of acquired companies.
In addition, the success of the Company’s long-term growth and repositioning strategy will depend in part on successful general reorganization including its ability to:

•	combine businesses and operations;

•	integrate departments, systems and procedures; and

•	obtain cost savings and other efficiencies from such reorganizations, including the Company's functional transformation initiative.
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
The Company's growth plans include efforts to increase revenue from emerging markets through both organic growth and acquisitions. Local business practices in these regions may not comply with U.S. laws, local laws or other laws applicable to the Company. When investigating potential acquisitions, the Company seeks to identify historical practices of target companies that would create liability or other exposures for the Company were they to continue post-completion or as a successor to the target. Where such practices are discovered, the Company assesses the risk to determine whether it is prepared to proceed with the transaction. In assessing the risk, the Company looks at, among other factors, the nature of the violation, the potential liability, including any fines or penalties that might be incurred, the ability to avoid, minimize or obtain indemnity for the risks, and the likelihood that the Company would be able to ensure that any such practices are discontinued following completion of the acquisition through implementation of its own policies and procedures. Due diligence and risk assessment are, however, imperfect processes, and it is possible that the Company will not discover problematic practices until after completion, or that the Company will underestimate the risks associated with historical activities. Should that occur, the Company may incur fees, fines, penalties, injury to its reputation or other damage that could negatively impact the Company's earnings.

Significant judgment and certain estimates are required in determining the Company’s worldwide provision for income taxes. Future tax law changes and audit results may materially increase the Company’s prospective income tax expense.

The Company is subject to income taxation in the U.S. as well as numerous foreign jurisdictions. Significant judgment is required in determining the Company’s worldwide income tax provision and accordingly there are many transactions and computations for which the final income tax determination is uncertain. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The Company periodically assesses its liabilities and contingencies for all tax years still subject to audit based on the most currently available information, which involves inherent uncertainty. The Company is routinely audited by income tax authorities in many tax jurisdictions. Although management believes the recorded tax estimates are reasonable, the ultimate outcome of any audit (or related litigation) could differ materially from amounts reflected in the Company’s income tax accruals. Additionally, it is possible that future income tax legislation may be enacted that could have a material impact on the Company’s worldwide income tax provision beginning with the period that such legislation becomes enacted. Lastly, the global income tax provision can be materially impacted due to foreign currency fluctuations against the U.S. dollar since a significant amount of the Company’s earnings are generated outside the United States.
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
The Company’s outstanding trade receivables are not generally covered by collateral or credit insurance. While the Company has procedures to monitor and limit exposure to credit risk on its trade and non-trade receivables, there can be no assurance such procedures will effectively limit its credit risk and avoid losses, which could have an adverse effect on the Company’s financial condition and operating results.
If the Company were required to write-down all or part of its goodwill, indefinite-lived trade names, or other definite-lived intangible assets, its net income and net worth could be materially adversely affected.
As a result of the Black and Decker merger and other acquisitions, the Company has $7.084 billion of goodwill, $1.578 billion of indefinite-lived trade names and $0.964 billion of definite-lived intangible assets at January 2, 2016. The Company is required to periodically, at least annually, determine if its goodwill or indefinite-lived trade names have become impaired, in which case it would write down the impaired portion of the intangible asset. The definite-lived intangible assets, including customer relationships, are amortized over their estimated useful lives; such assets are also evaluated for impairment when appropriate. Impairment of intangible assets may be triggered by developments outside of the Company’s control, such as worsening economic conditions, technological change, intensified competition or other factors resulting in deleterious consequences.
If the investments in employee benefit plans do not perform as expected, the Company may have to contribute additional amounts to these plans, which would otherwise be available to cover operating expenses or other business purposes.

The Company sponsors pension and other post-retirement defined benefit plans. The Company’s defined benefit plan assets are currently invested in equity securities, government and corporate bonds and other fixed income securities, money market instruments and insurance contracts. The Company’s funding policy is generally to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with applicable law which require, among other things, that the Company make cash contributions to under-funded pension plans. During 2015, the Company made cash contributions to its defined benefit plans of $66 million and it expects to contribute $52 million to its defined benefit plans in 2016.
There can be no assurance that the value of the defined benefit plan assets, or the investment returns on those plan assets, will be sufficient in the future. It is therefore possible that the Company may be required to make higher cash contributions to the plans in future years which would reduce the cash available for other business purposes, and that the Company will have to recognize a significant pension liability adjustment which would decrease the net assets of the Company and result in higher expense in future years. The fair value of these assets at January 2, 2016 was $2.129 billion.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of January 2, 2016, the Company and its subsidiaries owned or leased significant facilities used for manufacturing, distribution and sales offices in 19 states and 16 foreign countries. The Company leases its corporate headquarters in New Britain, Connecticut. The Company has 78 other facilities that are larger than 100,000 square feet. These facilities are broken out by segment as follows:

	Owned	Leased	Total
Tools & Storage	40	16	56
Security	5	3	8
Industrial	10	4	14
Total	55	23	78
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

On September 30, 2015, the Director of the Land and Chemicals Division for the United States Environmental Protection Agency, Region III (“EPA”) initiated an administrative proceeding for the assessment of civil penalties against Baldwin Hardware Corporation and SBD Property Holdings, LLC (collectively, “Respondents”).  The Complaint alleges that

Respondents violated Subtitle C, 42 U.S.C. §§ 6921-6939g of the Resource Conservation and Recovery Act of 1976, as amended (“RCRA”), and requirements of the federally-authorized Pennsylvania Hazardous Waste Management Regulations, in their waste management practices for the handling of RCRA hazardous waste at a manufacturing facility in Reading, PA.  The facility was decommissioned in 2014.  In October 2015, the Respondents reached an agreement with the EPA to resolve the matter whereby Respondents paid a civil penalty in the amount of $420,000 to resolve all of EPA’s claims asserted in the Complaint and final resolution of the matter was effective November 16, 2015.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is listed and traded on the New York Stock Exchange, Inc. (“NYSE”) under the abbreviated ticker symbol “SWK”, and is a component of the Standard & Poor’s (“S&P”) 500 Composite Stock Price Index. The Company’s high and low quarterly stock prices on the NYSE for the years ended January 2, 2016 and January 3, 2015 follow:

	2015			2014
	High	Low	Dividend Per Common Share	High	Low	Dividend Per Common Share
QUARTER:
First	$100.17	$90.51	$0.52	$83.04	$75.64	$0.50
Second	$107.71	$95.93	$0.52	$89.02	$77.58	$0.50
Third	$108.17	$94.66	$0.55	$93.46	$85.01	$0.52
Fourth	$110.17	$98.15	$0.55	$97.36	$81.31	$0.52
Total			$2.14			$2.04
As of February 1, 2016, there were 10,593 holders of record of the Company’s common stock. Information required by Item 201(d) of Regulation S-K concerning securities authorized for issuance under equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the three months ended January 2, 2016:

2015	(a) Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Plan or Program	Maximum Number Of Shares That May Yet Be Purchased Under The Program
October 4 - November 7	2,105	$101.66	—	—
November 8 - December 5	46,783	$109.25	—	—
December 6 - January 2	40,362	$109.34	—	—
Total	89,250	$109.11	—	—

(a)
The shares of common stock in this column were deemed surrendered to the Company by participants in various benefit plans of the Company to satisfy the participants’ taxes related to vesting or delivery of time-vesting restricted share units under those plans.

On July 23, 2014, the Board of Directors approved a new repurchase of up to 25 million shares of the Company's common stock. As of January 2, 2016, the remaining authorized shares for repurchase is 16.1 million shares. Furthermore, approximately 5.2 million shares are reserved for purchase in connection with the forward share purchase contracts entered into in October 2014 and March 2015, which obligate the Company to pay $150.0 million and $350.0 million, respectively, plus additional amounts related to the forward component of the contracts to the financial institution counterparties not later than

October 2016 and March 2017, respectively, or earlier at the Company's option. Refer to Note J, Capital Stock, of the Notes to Consolidated Financial Statements in Item 8 for further discussion.

ITEM 6. SELECTED FINANCIAL DATA
Acquisitions made by the Company during the five-year period presented below affect comparability of results. Refer to Note E, Acquisitions, of the Notes to Consolidated Financial Statements in Item 8 and prior year 10-K filings for further information.

(Millions of Dollars)	2015	2014	2013 (a)	2012 (b)	2011 (c)
Continuing Operations:
Net sales	$11,172	$11,339	$10,890	$10,022	$9,332
Net earnings from continuing operations attributable to common shareowners	$904	$857	$520	$458	$612
Net (loss) earnings from discontinued operations (d)	$(20)	$(96)	$(30)	$426	$63
Net earnings attributable to common shareowners	$884	$761	$490	$884	$675
Basic earnings (loss) per share:
Continuing operations	$6.10	$5.49	$3.35	$2.81	$3.69
Discontinued operations (d)	$(0.14)	$(0.62)	$(0.19)	$2.61	$0.38
Total basic earnings per share	$5.96	$4.87	$3.16	$5.41	$4.06
Diluted earnings (loss) per share:
Continuing operations	$5.92	$5.37	$3.28	$2.75	$3.60
Discontinued operations (d)	$(0.13)	$(0.60)	$(0.19)	$2.55	$0.37
Total diluted earnings per share	$5.79	$4.76	$3.09	$5.30	$3.97
Percent of net sales (Continuing operations):
Cost of sales	63.6%	63.8%	64.2%	63.5%	63.1%
Selling, general and administrative (e)	22.3%	22.9%	24.7%	24.7%	25.2%
Other-net	2.0%	2.1%	2.6%	3.0%	2.7%
Interest, net	1.5%	1.4%	1.4%	1.3%	1.2%
Earnings before income taxes	10.3%	9.6%	5.4%	5.3%	7.1%
Net earnings from continuing operations attributable to common shareowners	8.1%	7.6%	4.8%	4.6%	6.6%
Balance sheet data:
Total assets	$15,172	$15,849	$16,535	$15,844	$15,949
Long-term debt	$3,837	$3,840	$3,799	$3,527	$2,926
Stanley Black & Decker, Inc.’s Shareowners’ Equity	$5,812	$6,429	$6,799	$6,667	$7,004
Ratios:
Total debt to total capital	39.8%	37.4%	38.2%	34.7%	33.0%
Income tax rate - continuing operations	21.6%	20.9%	11.7%	14.2%	8.2%
Common stock data:
Dividends per share	$2.14	$2.04	$1.98	$1.80	$1.64
Equity per share at year-end	$39.08	$41.34	$43.73	$43.19	$42.84
Market price per share - high	$110.17	$97.36	$92.36	$81.34	$77.29
Market price per share - low	$90.51	$75.64	$73.97	$59.25	$47.83
Average shares outstanding (in 000’s):
Basic	148,234	156,090	155,237	163,067	165,832
Diluted	152,706	159,737	158,776	166,701	170,105
Other information:
Average number of employees	51,815	50,375	49,445	45,327	44,309
Shareowners of record at end of year	10,603	10,932	11,235	11,285	11,643

(a)
The Company's 2013 results include $390 million of pre-tax charges related to merger and acquisition-related charges, as well as the charges associated with the extinguishment of debt during the fourth quarter of 2013. As a result of these charges, net earnings attributable to common shareowners were reduced by $270 million (or $1.70 per diluted share). As a percentage of Net sales, Cost of sales was 27 basis points higher, Selling, general & administrative was 125 basis points higher, Other-net was 47 basis points higher, Earnings before income taxes was 358 basis points lower, and Net earnings attributable to common shareowners was 248 basis points lower. The Income tax rate - continuing operations ratio was 761 basis points lower.

(b)
The Company's 2012 results include $442 million of pre-tax charges related to merger and acquisition-related charges, the charges associated with the $200 million in cost actions implemented in 2012, as well as the charges associated with the extinguishment of debt during the third quarter of 2012. As a result of these charges, net earnings attributable to common shareowners were reduced by $329 million (or $1.97 per diluted share). As a percentage of Net Sales, Cost of sales was 30 basis points higher, Selling, general & administrative was 138 basis points higher, Other-net was 53 basis points higher, Earnings before income taxes was 441 basis points lower, and Net earnings attributable to common shareowners was 328 basis points lower. The Income tax rate - continuing operations ratio was 514 basis points lower. During 2012, the Company recognized an income tax benefit attributable to the settlement of certain tax contingencies of $49 million, or $0.29 per diluted share.

(c)
The Company’s 2011 results include $227 million of pre-tax merger and acquisition-related charges incurred in connection with the Black & Decker merger and other acquisition activities, such as Niscayah. These charges include facility closure-related charges, employee related matters, including severance costs, transaction and integration costs. As a result of these charges, net earnings attributable to common shareowners were reduced by $180 million (or $1.06 per diluted share). As a percentage of Net sales, Cost of sales was 23 basis points higher, Selling, general & administrative was 105 basis points higher, Other-net was 52 basis points higher, Earnings before income taxes was 243 basis points lower, and Net earnings attributable to common shareowners was 193 basis points lower. The Income tax rate - continuing operations ratio was 321 basis points lower. During 2011, the Company recognized an income tax benefit attributable to the settlement of certain tax contingencies of $73 million, or $0.43 per diluted share.

(d)
Discontinued operations in 2015 reflects a $20 million loss, or $0.13 per diluted share, primarily related to operating losses associated with the Security segment’s Spain and Italy operations (“Security Spain and Italy”), which were classified as held for sale in the fourth quarter of 2014 and subsequently sold in 2015. Amounts in 2014 reflect a $96 million loss, or $0.60 per diluted share, associated with Security Spain and Italy as well as two small businesses that were divested in 2014. Amounts in 2013 reflect a $30 million loss, or $0.19 per diluted share, associated with Security Spain and Italy, HHI, and two small businesses that were divested in 2014. Amounts in 2012 reflect earnings of $426 million, or $2.55 per diluted share, related to Security Spain and Italy as well as HHI, partially offset by losses associated with two small businesses previously discussed. The net (loss) earnings from discontinued operations in 2013 and 2012 include net gains related to the HHI sale of $4.7 million and $358.9 million, respectively. Refer to Note T, Discontinued Operations, of the Notes to Consolidated Financial Statements in Item 8 for further discussion. Amounts in 2011 reflect earnings of $63 million (or $0.37 per diluted share) related to Security Spain and Italy, HHI, two small businesses divested in 2014, and three small businesses divested during 2011.

(e)	SG&A is inclusive of the Provision for Doubtful Accounts.

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
Strategic Objectives
The Company continues to employ the following strategic framework:

•	Maintaining organic growth momentum by utilizing SFS 2.0 as a catalyst, diversifying toward higher growth, higher profit businesses, and increasing relative weighting of emerging markets;

•	Being selective and operating in markets where brand is meaningful, the value proposition is definable and sustainable through innovation and global cost leadership is achievable;

•	Pursuing acquisitive growth on multiple fronts through opportunistically consolidating the tool industry and expanding the Industrial platform in Engineered Fastening and Infrastructure.
The Company is continuing to pursue a growth and acquisition strategy that involves industry, geographic and customer diversification to foster sustainable revenue, earnings and cash flow growth. The Company is focused on growing organically, including increasing its presence in emerging markets, with a goal of generating greater than 20% of annual revenues from those markets, and leveraging the Stanley Fulfillment System, a now expanded program focused on breakthrough innovation and digital capabilities while accelerating commercial and supply chain excellence, and funding these required investments through functional transformation. These objectives have been significantly enhanced by the Black & Decker merger, which along with the impact from the Company’s diversification strategy has driven continued improvements in financial performance. Sales outside the U.S. represented 47% of total net sales in 2015, up from 29% in 2002. As further illustration of this diversification strategy, sales to U.S. and international home centers and mass merchants accounted for approximately 27% of total sales in 2015 compared to 31% in 2010.
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
Each of the Company's franchises share common attributes: they have world-class brands and attractive growth characteristics, they are scalable and defensible, and they can differentiate through innovation.

•
The Tools & Storage business is the tool company to own with its strong brands, proven innovation machine, global scale, and broad offering of power and hand tools across many channels in both developed and developing markets.

•	The Engineered Fastening business is a highly profitable, GDP+ growth business offering high value-added innovative solutions with recurring revenue attributes and global scale.

•
The Convergent Security Solutions ("CSS") business, with its value-add vertical market offerings and attractive recurring revenue, presents a significant margin accretion opportunity over the longer term. The Security business, which has historically provided a stable revenue stream through economic cycles, is a gateway into the digital world and an avenue to capitalize on rapid digital changes.
As communicated at the May 2015 Investor Day, the Company intends to provide further information on the state of its Security franchise and its fit within the Company's portfolio in the second half of 2016. The Company is encouraged by Security's recent favorable performance trends of improving operating margins, increasing order rates and stabilizing attrition at targeted levels. Operational enhancements are beginning to take hold across the segment and talent upgrades in many portions of the business are starting to pay dividends in terms of results and building a high performance culture.
The Company’s three-year annual financial targets ("2018 Vision") communicated in May 2015, which assumes a relatively stable currency environment and approximately $50 million of annual restructuring costs, include:

•	4-6% organic revenue growth, with total revenue growth enhanced by acquisitions;

•	50-75 basis points of operating margin rate improvement to approximately 16% by 2018;

•	10-12% earnings per share growth (including acquisitions), 7-9% organic growth;

•	Cash flow return on investment ("CFROI") expansion to 14-15%; and

•	Progress towards 10+ working capital turns.
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
The following represents recent examples of executing on the Company's strategic objectives:
Acquisitions
In May 2013, the Company purchased a 60% controlling share in Jiangsu Guoqiang Tools Co., Ltd. ("GQ") for a total purchase price of $48.5 million, net of cash acquired. In December 2015, the Company purchased the remaining 40% interest for a total purchase price of $33.5 million. GQ is a manufacturer and seller of power tools in both domestic and foreign markets. The acquisition of GQ complements the Company's existing power tools product offerings and further diversifies the Company's operations and international presence. This acquisition allows the Company to accelerate its emerging market mid-price point product strategy. GQ is headquartered in Qidong, China and has been consolidated into the Company's Tools & Storage segment.
In February 2013, the Company acquired a 100% ownership interest in Infastech for a total purchase price of $826.4 million, net of cash acquired. Infastech designs, manufactures and distributes highly-engineered fastening technologies and applications for a diverse blue-chip customer base in the industrial, electronics, automotive, construction and aerospace end markets. The acquisition of Infastech added to the Company's strong positioning in specialty engineered fastening, an industry with solid growth prospects, and further expanded the Company's global footprint with its strong concentration in fast-growing emerging markets. Infastech is headquartered in Hong Kong and has been consolidated into the Company's Industrial segment.
HHI and Tong Lung Residential Divestiture
In December 2012, the Company sold HHI to Spectrum for approximately $1.4 billion in cash. HHI is a provider of residential locksets, residential builders hardware and plumbing products marketed under the Kwikset, Weiser, Baldwin, Stanley, National and Pfister brands. The majority of the HHI business was part of the Company's Security segment. The divestiture of the HHI business is part of the continued diversification of the Company's revenue streams and geographic footprint consistent with the Company's strategic framework.
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
Driving Further Profitable Growth By Fully Leveraging Existing Businesses
While diversifying the business portfolio through expansion in the Company’s specified growth platforms remains important, management recognizes that the branded tool and storage product offerings in the Tools & Storage segment are important foundations that continue to provide strong cash flow and growth prospects. Management is committed to growing these businesses through innovative product development, brand support, continued investment in emerging markets and a sharp focus on global cost-competitiveness.
As discussed previously, in the first quarter of 2015, the Company made the decision to combine the complementary elements of the CDIY and IAR businesses into one Tools & Storage business. The combination of these two businesses is consistent with the Company's strategy to continue to gain market share and consolidate the tool industry. The decision was based on the businesses' powerful family of brands, global scale and breadth of products across power and hand tools, storage and accessories, in addition to diverse channel access across the spectrum of construction, DIY, industrial and automotive repair markets. The Tools & Storage business represents an important foundation of the Company that will continue to provide strong cash flow and future growth.

Continuing to Invest in the Stanley Black & Decker Brands
The Company has a strong portfolio of brands associated with high-quality products including STANLEY®, BLACK+DECKER®, DEWALT®, Porter-Cable®, Bostitch®, Proto®, MAC®, FACOM®, AeroScout®, Powers®, LISTA®, SIDCHROME®, Vidmar®, SONITROL®, and GQ®. The STANLEY®, BLACK+DECKER® and DEWALT® brands are recognized as three of the world's great brands and are amongst the Company's most valuable assets. Sustained brand support has yielded a steady improvement across the spectrum of brand awareness measures, most notably in unaided Stanley hand tool brand awareness. During 2015, the STANLEY® and DEWALT® brands had prominent signage at nine major league baseball stadiums and 30% of all Major League Baseball games. The Company has also maintained long-standing NASCAR and NHRA racing sponsorships, which provided brand exposure during 42 events in 2015. The Company has continued its ten-year alliance agreement with the Walt Disney World Resort® whereby STANLEY® logos are displayed on construction walls throughout the theme parks and STANLEY®, MAC®, Proto®, and Vidmar® brand logos and/or products are featured in various attractions where they are seen by approximately 45 million visitors each year. Additionally, Stanley is “The Official Tool Provider of the Walt Disney World Resort®.” In 2009, the Company also began advertising in the English Premier League, which is the number one soccer league in the world, watched weekly by 650 million people. Starting in 2014, the Company became a sponsor of the world’s most popular football club, FC Barcelona, including player image rights, hospitality assets and stadium signage. The Company advertises in televised Professional Bull Riders events, one of the fastest growing sports with over 44 million fans, as well as the The Built Ford Tough Series, which is broadcast in 129 territories and to more than 400 million households globally. Additionally, the Company sponsors Moto GP, the world's premiere motorcycle racing series reaching 130 million fans per race and airing in over 200 countries, and the Monster Yamaha Tech3 team. The Company has entered a partnership with the Chinese Basketball Association (CBA), the most popular sport in China with over 800 million fans. The Company will continue to allocate its brand and advertising spend wisely and it currently generates more than 200 billion brand impressions annually.

The Stanley Fulfillment System (SFS)
SFS employs continuous improvement techniques to streamline operations (front end & back office) and drive efficiency throughout the supply chain. SFS has five core principles that work in concert: sales and operations planning (“S&OP”), operational lean, complexity reduction, global supply management, and order-to-cash excellence. S&OP is a dynamic and continuous unified process that links and balances supply and demand in a manner that produces world-class fill rates while minimizing DSI (Days Sales of Inventory). Operational lean is the systemic application of lean principles in progressive steps throughout the enterprise to optimize flow toward a pre-defined end state by eliminating waste, increasing efficiency and driving value. Complexity reduction is a focused and overt effort to eradicate costly and unnecessary complexity from the Company's products, supply chain and back room process and organizations. Complexity reduction enables all other SFS elements and, when successfully deployed, results in world-class cost, speed of execution and customer satisfaction. Global supply management focuses on strategically leveraging the company’s scale to achieve the best possible price and payment terms with the best possible quality, service and delivery among all categories of spend. Order-to-cash excellence is a methodical, process-based approach that provides a user-friendly, automated and error-proof customer experience from intent-to-purchase to shipping and billing to payment, while minimizing cash collection cycle time and DSO (Days Sales Outstanding). Other benefits of SFS include reductions in lead times, rapid realization of synergies during acquisition integrations, and focus on employee safety. The core SFS principles helped to mitigate the substantial impact of material and energy price inflation that was experienced in recent years.

SFS is also instrumental in the reduction of working capital as evidenced by the 56% improvement in working capital turns for the Company from 5.9 (excluding HHI) at the end of 2010, after the merger with Black & Decker, to 9.2 at the end of 2015. The continued efforts to deploy SFS across the entire Company and increase turns have created significant opportunities to generate incremental free cash flow. Going forward, the Company plans to further leverage SFS to generate ongoing improvements both in the existing business and future acquisitions in working capital turns, cycle times, complexity reduction and customer service levels, with a goal of ultimately achieving 10 working capital turns.

In addition, the Company has embarked on an initiative to drive from a more programmatic growth mentality to a true organic growth culture by more deeply embedding breakthrough innovation and commercial excellence into its businesses, and at the same time, becoming a significantly more digitally-enabled enterprise. A new breed of digital technologies is changing the competitive landscape at unprecedented rates, creating both threats and opportunities, and it is clear that organizations that stand still will be left behind.

To that end, the Company has spent considerable time and effort developing the next iteration of the successful SFS program, which has driven working capital turns to world-class levels and vastly improved the supply chain and customer-facing metrics. Entitled “SFS 2.0” this refreshed and revitalized business system will continue the progress on core SFS, but importantly, provide resources and added focus into functional transformation, digital excellence, commercial excellence and breakthrough innovation. SFS 2.0 was launched in 2015 and immediately created a positive impact on 2015 results by driving organic growth, improving margins and reaching new levels of innovation and digitization across the entire organization. The Company is making a significant commitment to SFS 2.0 and management believes that its success will be characterized by more consistent organic growth in the 4-6% range as well as expanded operating margin rates over the next 3 to 5 years as the Company leverages the growth and reduces structural SG&A levels.

The expanded SFS 2.0 will transform the Company by focusing its employees on the following five key pillars:

•
Core SFS, which targets asset efficiency, remains as the foundation for the Company's operating system and despite the significant advances made in improving working capital turns and free cash generation, opportunities still remain for further working capital improvements and supply chain efficiency to enhance the Company's already strong asset efficiency performance.

•
Functional Transformation takes a clean-sheet approach to redesigning the Company's key support functions such as Finance, HR, IT and others, which although highly effective, after 80 or so acquisitions are not as efficient as they can be, based on external benchmarks. This presents the Company with an opportunity to reduce its SG&A as a percent of sales and becomes a cost effectiveness enabler with the side benefit of providing the funding mechanism for the following other aspects of SFS 2.0, which together act as enablers for outsized organic growth and margin expansion.

•
Digital Excellence uses the power of digital to be disruptive and more effective and far reaching through the Company's products, solutions and analytics. Digital Excellence means leveraging the power of emerging technologies across the Company's businesses to connected devices, the Internet of Things, and big data, as well as social and mobile, even more than what is being done today. Digital will touch all aspects of the organization and feeds into and supports the other elements of SFS 2.0 - enabling better asset efficiency through core SFS, greater cost effectiveness via the Company's support functions, and improving revenues and margins via customer-facing opportunities.

•
Commercial Excellence is about how the Company becomes more effective and efficient in its customer-facing processes resulting in continued share gains and margin expansion throughout its businesses. The Company views Commercial Excellence as world-class execution across seven areas: customer insights, innovation and portfolio management, pricing and promotion, brand and marketing, sales force deployment and effectiveness, channel programs, and the customer experience.

•
Breakthrough Innovation is aimed at developing a breakthrough innovation culture to identify market disruptive technologies. Although the Company has a track record of being highly innovative, opportunities exist to be even more innovative. The Company's breakthrough innovation focus is on coming up with the next major breakthrough in the industries in which the Company operates which, when combined with its existing strong core innovation machine, will drive outsized share gains and margin expansion.

These five pillars will serve as a powerful value driver in the years ahead, feeding the Company's new product innovation machine, embracing outstanding commercial and supply chain excellence, embedding digital into the various business models, and funding it all with world-class functional efficiency. Taken together, these pillars will directly support achievement of the Company's long-term financial objectives and further enable its shareholder-friendly capital allocation approach, which has served the Company well in the past and will continue to do so in the future.
Certain Items Impacting Earnings
Merger and Acquisition-Related and Other Charges Impacting 2013 Earnings
Throughout MD&A, the Company has provided a discussion of its 2013 results both inclusive and exclusive of merger and acquisition-related and other charges. Merger and acquisition-related charges in 2013 related primarily to the Black & Decker merger and Niscayah and Infastech acquisitions, while other charges related to the extinguishment of debt. The amounts and measures, including gross profit and segment profit, on a basis excluding such charges are considered relevant to aid analysis and understanding of the Company’s 2013 results aside from the material impact of these charges. In addition, these measures are utilized internally by management to understand business trends, as once the anticipated cost synergies from the Black & Decker merger and other acquisitions were realized, such charges are not expected to recur. Merger and acquisition-related charges were not significant in 2015 or 2014 and therefore, are not discussed separately in MD&A for those years.
During 2013, the Company reported $390 million in pre-tax merger and acquisition-related and other charges, which were comprised of the following:

•	$29 million reducing Gross profit primarily pertaining to integration-related matters and amortization of the inventory step-up adjustment for the Infastech acquisition;

•	$136 million in Selling, general & administrative expenses primarily for integration-related administrative costs and consulting fees, as well as employee related matters;

•	$30 million in Other-net primarily related to deal transaction costs;

•	$21 million pre-tax loss on the extinguishment of $300 million of debt in the fourth quarter of 2013; and

•	$174 million in net Restructuring charges, which primarily represent Niscayah integration-related restructuring charges and cost reduction actions associated with the severance of employees.
The tax effect on the above charges, some of which were not tax deductible, in 2013 was $120 million, resulting in an after-tax charge of $270 million, or $1.70 per diluted share.
Outlook for 2016
This outlook discussion is intended to provide broad insight into the Company’s near-term earnings and cash flow generation prospects. The Company expects diluted earnings per share to approximate $6.00 to $6.20 in 2016, with free cash flow conversion, defined as free cash flow divided by net income, approximating 100%. The 2016 outlook assumes organic sales growth of 3% resulting in approximately $0.45 to $0.50 of diluted earnings per share accretion. Commodity deflation, cost actions and productivity initiatives are expected to yield approximately $0.45 to $0.50 of diluted earnings per share accretion. The Company anticipates approximately $0.13 of diluted EPS accretion resulting from lower average share count, including approximately $300 million of share repurchases in 2016. Foreign exchange headwinds are expected to continue to negatively impact earnings by approximately $170 to $190 million, or $0.85 to $0.95 of diluted earnings per share. Restructuring charges and the tax rate are expected to be relatively consistent with 2015 levels.

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
Net Sales: Net sales were $11.172 billion in 2015, down 1% compared to $11.339 billion in 2014. Organic sales volume and pricing provided increases of 5% and 1%, respectively, but were more than offset by a 7% decrease due to negative impacts from foreign currency. In the Tools & Storage segment, organic sales increased 8% compared to 2014 as a result of strong growth across all regions primarily due to share gains from innovative new products and an expanded retail footprint. Net sales in the Security segment decreased 7% compared to 2014 primarily due to foreign currency declines of 7% and lower volumes in North America and emerging markets, which more than offset organic growth in Europe. In the Industrial segment, organic sales grew 2% relative to 2014 due to strong organic growth in the Engineered Fastening business primarily as a result of strong global automotive revenues.
Net sales were $11.339 billion in 2014, up 4% compared to $10.890 billion in 2013. Organic sales and acquisitions (primarily Infastech) provided increases of 5% and 1% in net sales, respectively, while unfavorable effects of foreign currency translation resulted in a decrease of 2% in net sales. In the Tools & Storage segment, organic sales increased 6% compared to 2013 as a result of higher volumes in North America and Europe primarily due to successful new product introductions and an expanded retail footprint, as well as significant market share gains driven by organic growth initiatives. In the Industrial segment, organic sales grew 5% relative to 2013 due to strong organic growth in the Engineered Fastening business. In the Security segment, net sales decreased 2% compared to 2013 due to lower sales volumes in Europe and unfavorable effects of foreign currency translation, which more than offset modest increases in price.
Gross Profit: The Company reported gross profit of $4.072 billion, or 36.4% of net sales, in 2015 compared to $4.103 billion, or 36.2% of net sales, in 2014. The increase in the profit rate reflects favorable impacts from volume leverage, price, productivity, cost actions and commodity deflation, which more than offset significant unfavorable foreign currency fluctuations.
The Company reported gross profit of $4.103 billion, or 36.2% of net sales, in 2014 compared to $3.904 billion, or 35.8% of net sales, in 2013. Merger and acquisition-related charges, which reduced gross profit, were $29.5 million in 2013. Excluding these charges, gross profit was 36.1% of net sales in 2013. The increase in the 2014 profit rate reflects favorable impacts from sales volume, price, supply chain productivity and cost management, which more than offset negative impacts from foreign currency fluctuations and lower Security margins caused by field operations inefficiencies and negative installation and recurring revenue mix.
SG&A Expense: Selling, general and administrative expenses, inclusive of the provision for doubtful accounts (“SG&A”), were $2.486 billion, or 22.3% of net sales, in 2015 compared to $2.596 billion, or 22.9% of net sales, in 2014. The decrease in the SG&A rate reflects the positive impacts of volume leverage and cost controls.
SG&A expenses were $2.596 billion, or 22.9% of net sales, in 2014 compared to $2.691 billion, or 24.7% of net sales in 2013. Within SG&A, merger and acquisition-related compensation costs and integration-related expenses totaled $135.7 million in 2013. Excluding these charges, SG&A was 23.5% of net sales in 2013. The decrease in the SG&A rate was mainly attributable to increased volumes and the positive impacts from headcount reduction actions and the Company's efforts to significantly reduce indirect expenses.
Distribution center costs (i.e. warehousing and fulfillment facility and associated labor costs) are classified within SG&A. This classification may differ from other companies who may report such expenses within cost of sales. Due to diversity in practice, to the extent the classification of these distribution costs differs from other companies, the Company’s gross margins may not be comparable. Such distribution costs classified in SG&A amounted to $229.3 million in 2015, $243.2 million in 2014 and $229.5 million in 2013.
Corporate Overhead: The corporate overhead element of SG&A and gross profit, which is not allocated to the business segments, amounted to $164.0 million in 2015, $177.4 million in 2014 and $254.0 million in 2013. The decrease in 2015 compared to 2014 reflects the positive impacts from the Company's effort to reduce certain indirect expenses. Corporate overhead in 2013 included $89.4 million of merger and acquisition-related charges. Corporate overhead, excluding the 2013 merger and acquisition-related charges, represented 1.5%, 1.6%, and 1.5% of net sales in 2015, 2014 and 2013, respectively.

Other-net: Other-net totaled $222.0 million of expense in 2015 compared to $239.7 million of expense in 2014. The decrease was primarily driven by lower amortization expense partially offset by negative impacts of foreign currency.
Other-net amounted to $239.7 million of expense in 2014 compared to $283.9 million of expense in 2013. The decrease was primarily driven by lower amortization expense and acquisition-related costs in 2014 as compared to 2013.
Gain/Loss on Debt Extinguishment: During the fourth quarter of 2014, the Company extinguished $45.7 million of its notes payable and recognized a net pre-tax gain of $0.1 million on extinguishment. During the fourth quarter of 2013, the Company extinguished $300 million of its notes payable and recognized a $20.6 million pre-tax loss on extinguishment.

Interest, net: Net interest expense in 2015 was $165.2 million compared to $163.6 million in 2014 and $147.3 million in 2013. The increase in net interest expense in 2015 versus 2014 was primarily attributable to the termination of interest rate swaps in 2014 hedging the Company's $400 million 5.20% notes due 2040. The increase in net interest expense in 2014 versus 2013 mainly relates to interest costs associated with the issuance of debt in the fourth quarter of 2013, partially offset by higher interest income.

Income Taxes: The Company's effective tax rate was 21.6% in 2015, 20.9% in 2014, and 11.7% in 2013. The effective tax rate in 2015 differed from the U.S. statutory rate primarily due to a portion of the Company's earnings being realized in lower-taxed foreign jurisdictions, adjustments to tax positions relating to undistributed foreign earnings, and reversals of valuation allowances for certain foreign and U.S. state net operating losses, which have become realizable. The effective tax rate in 2014 differed from the U.S. statutory rate primarily due to a portion of the Company's earnings being realized in lower-taxed foreign jurisdictions, the passage of U.S. tax legislation, settlement of various income tax audits and the reversal of valuation allowances for certain foreign net operating losses which have become realizable. The effective tax rate in 2013 differed from the U.S. statutory rate primarily due to a portion of the Company's earnings being realized in lower-taxed foreign jurisdictions, the acceleration of certain tax credits, the recurring benefit of various foreign business integration structures and the reversal of certain foreign and U.S. state uncertain tax position reserves, related largely to statute expiration.

Business Segment Results

The Company’s reportable segments are aggregations of businesses that have similar products, services and end markets, among other factors. The Company utilizes segment profit (which is defined as net sales minus cost of sales and SG&A aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, Other-net (inclusive of intangible asset amortization expense), restructuring charges, interest income, interest expense, and income tax expense. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and the expense pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Refer to Note O, Restructuring Charges and Asset Impairments, and Note F, Goodwill and Intangible Assets, for the amount of net restructuring charges and intangibles amortization expense, respectively, attributable to each segment.

As previously discussed, in the first quarter of 2015, the Company combined the Construction & Do-It-Yourself ("CDIY") business with certain complementary elements of the Industrial and Automotive Repair ("IAR") and Healthcare businesses (formerly part of the Industrial and Security segments, respectively) to form one Tools & Storage business. The Company recast segment net sales and profit for 2014 and 2013 to align with this change in organizational structure. There was no impact to the consolidated financial statements of the Company as a result of this change.

The Company classifies its business into three reportable segments, which also represent its operating segments: Tools & Storage, Security and Industrial.
Tools & Storage:
The Tools & Storage segment is comprised of the Power Tools and Hand Tools & Storage businesses. The Power Tools business includes professional products, consumer products and power tool accessories. Professional products include professional grade corded and cordless electric power tools and equipment including drills, impact wrenches and drivers, grinders, saws, routers and sanders, as well as pneumatic tools and fasteners including nail guns, nails, staplers, and staples, concrete and masonry anchors. Consumer products include corded and cordless electric power tools sold primarily under the BLACK+DECKER brand, lawn and garden products including hedge trimmers, string trimmers, lawn mowers, edgers, and related accessories and home products such as hand held vacuums, paint tools and cleaning appliances. Power tool accessories include drill bits, router bits, abrasives and saw blades. The Hand Tools & Storage business sells measuring, leveling and layout tools, planes, hammers, demolition tools, knives, saws, chisels and industrial and automotive tools. Storage products include tool boxes, sawhorses, medical cabinets and engineered storage solution products.

(Millions of Dollars)	2015	2014	2013
Net sales	$7,141	$7,033	$6,705
Segment profit	$1,170	$1,074	$952
% of Net sales	16.4%	15.3%	14.2%
Tools & Storage net sales increased $107.7 million, or 2%, in 2015 compared to 2014. Organic sales increased 8% primarily due to organic growth of 11% in North America, 7% in Europe, and 3% in emerging markets, while unfavorable effects of foreign currency decreased net sales by 6%. Share gains from innovative new products and brand extensions combined with a healthy underlying U.S. tool market fueled growth in North America despite downward pressure in the industrial channels and Canada. Europe achieved above-market organic growth due to share gains from new products, an expanded retail footprint and solid commercial momentum. Organic growth within the emerging markets was driven by favorable impacts of pricing and successful mid-price-point product releases, which more than offset weakness in certain markets, particularly Russia and China.

Segment profit amounted to $1,170.1 million, or 16.4% of net sales, in 2015 compared to $1,074.4 million, or 15.3% of net sales, in 2014. The increase in segment profit year-over-year was primarily driven by volume leverage, price, productivity, cost management and lower commodity prices, which more than offset significant foreign currency headwinds.
Tools & Storage net sales increased $328.0 million, or 5%, in 2014 compared with 2013. Organic sales and acquisitions provided increases of 6% and 1%, respectively, while unfavorable effects of foreign currency decreased net sales by 2%. North America achieved 8% organic growth driven primarily by new product introductions and expanded retail offerings and partnerships on top of a healthy underlying tool market. Organic sales in Europe increased 7% year-over-year due to successful new product introductions and an expanding retail footprint, which helped generate market share gains in spite of continued challenging economic conditions. Emerging markets grew 4% organically in 2014 bolstered by new product launches in the mid-price point segment despite persistently volatile economic conditions across all emerging markets.

Segment profit amounted to $1,074.4 million, or 15.3% of net sales, in 2014 compared to $951.7 million, or 14.2% of net sales, in 2013. Excluding $17.9 million in merger and acquisition-related charges, segment profit totaled $969.6 million, or 14.5% of net sales, in 2013. The increase in segment profit year-over-year was primarily driven by positive impacts during 2014 from volume, productivity and SG&A cost reductions, which more than offset the negative impacts from foreign currency.
Security:
The Security segment is comprised of the CSS and the Mechanical Access Solutions ("MAS") businesses. The CSS business designs, supplies and installs electronic security systems and provides electronic security services, including alarm monitoring, video surveillance, fire alarm monitoring, systems integration and system maintenance. Purchasers of these systems typically contract for ongoing security systems monitoring and maintenance at the time of initial equipment installation. The business also includes healthcare solutions, which include asset tracking solutions, infant protection, pediatric protection, patient protection, wander management, fall management, and emergency call products. The MAS business sells automatic doors, commercial hardware, locking mechanisms, electronic keyless entry systems, keying systems, tubular and mortise door locksets.

(Millions of Dollars)	2015	2014	2013
Net sales	$2,093	$2,261	$2,296
Segment profit	$240	$259	$235
% of Net sales	11.4%	11.5%	10.2%
Security net sales decreased $168.3 million, or 7%, in 2015 compared to 2014. Organic sales were relatively flat year-over-year while foreign currency fluctuations resulted in a 7% decrease in net sales. Organic growth of 3% in Europe was primarily driven by higher installation revenues in a number of countries and a stable recurring revenue portfolio. North America organic sales were relatively flat year-over-year as modest price increases were offset by lower sales volume within the commercial electronics business as 2014 benefited from a large retail installation. Organic sales declined in emerging markets due to relatively weak market conditions in China.
Segment profit amounted to $239.6 million, or 11.4% of net sales, in 2015 compared to $259.2 million, or 11.5% of net sales, in 2014. The segment profit rate was relatively flat year-over-year as improved operating performance within Europe was offset by field cost inefficiencies within the North America electronics business and the deleveraging impact of lower volumes in emerging markets.
Security net sales decreased $34.7 million, or 2%, in 2014 compared to 2013. Organic sales were relatively flat year-over-year while foreign currency fluctuations resulted in a 2% decrease in net sales. Organic growth of 1% in North America and emerging markets was primarily due to growth within the commercial electronics business as a result of vertical selling solutions and the automatic doors business, partially offset by lower installation and recurring revenues in Europe in addition to declines in the U.S. commercial lock business due to a business model transition.
Segment profit amounted to $259.2 million, or 11.5% of net sales, in 2014 compared to $235.2 million, or 10.2% of net sales, in 2013. Excluding merger and acquisition-related charges of $37.8 million, segment profit was $273.0 million, or 11.9% of net sales, in 2013. The decrease in segment profit rate year-over-year was driven by installation field inefficiencies and negative installation and recurring revenue mix in Europe, which offset improved operating performances in North America and emerging markets.
Industrial:
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

(Millions of Dollars)	2015	2014	2013
Net sales	$1,938	$2,044	$1,889
Segment profit	$340	$351	$280
% of Net sales	17.5%	17.1%	14.8%
Industrial net sales decreased $106.2 million, or 5%, in 2015 compared with 2014 as organic growth of 2% was more than offset by unfavorable foreign currency of 7%. Engineered Fastening achieved organic growth of 4% during 2015, which was mainly attributable to strong global automotive revenues. Infrastructure organic sales decreased 4% primarily due to lower Hydraulics volumes as a result of difficult scrap steel market conditions, which more than offset modest organic growth in Oil & Gas.

Segment profit totaled $339.9 million, or 17.5% of net sales, in 2015 compared to $350.6 million, or 17.1% of net sales, in 2014. The year-over-year increase in segment profit rate was primarily due to favorable volume leverage from Engineered Fastening, productivity gains and cost controls, which more than offset negative impacts from foreign currency and lower Hydraulics volumes.

Industrial net sales increased $155.8 million, or 8%, in 2014 compared with 2013. Organic sales and acquisitions (primarily Infastech) provided increases of 5% and 4% in net sales, respectively, while unfavorable effects of foreign currency translation decreased net sales by 1%. Engineered Fastening achieved organic growth of 7%, which was mainly attributable to strong global automotive and electronic revenues. Infrastructure organic sales were relatively flat year-over-year as solid Hydraulics growth was offset by lower volumes in Oil & Gas due primarily to project delays resulting from geopolitical situations in certain emerging markets as well as the recent contraction in oil prices and resulting slowdown in pipeline construction.

Segment profit totaled $350.6 million, or 17.1% of net sales, in 2014 compared to $280.2 million, or 14.8% of net sales, in 2013. Excluding $20.1 million of merger and acquisition-related charges, segment profit was $300.3 million, or 15.9% of net sales, in 2013. The year-over-year increase in segment profit rate was primarily due to favorable volume leverage, price, supply chain productivity gains and SG&A cost controls, partially offset by negative impacts from foreign currency fluctuations.
RESTRUCTURING ACTIVITIES
A summary of the restructuring reserve activity from January 3, 2015 to January 2, 2016 is as follows (in millions):

	1/3/2015	Net Additions	Usage	Currency	1/2/2016
Severance and related costs	$81.2	$32.7	$(66.5)	$(3.1)	$44.3
Facility closures and asset impairments	16.4	14.9	(16.6)	(0.3)	14.4
Total	$97.6	$47.6	$(83.1)	$(3.4)	$58.7
During 2015, the Company recognized net restructuring charges and asset impairments of $47.6 million. Net severance charges totaled $32.7 million relating to the reduction of approximately 1,300 employees. The Company also recognized $5.1 million of facility closure costs and $9.8 million of asset impairments. The Company expects the 2015 actions to result in annual net cost savings of approximately $44 million by the end of 2016, primarily in the Security and Industrial segments.
The majority of the $58.7 million reserves remaining as of January 2, 2016 is expected to be utilized within the next twelve months.
During 2014, the Company recognized $18.8 million of net restructuring charges. Net severance charges totaled $15.1 million and related to cost reductions associated with the severance of employees. Also included in net restructuring charges were facility closure costs of $3.7 million. The 2014 actions resulted in annual net cost savings of approximately $50 million in 2015, which was primarily related to the Tools & Storage segment.
During 2013, the Company recognized $173.7 million of net restructuring charges primarily associated with the Black & Decker merger, Niscayah and other acquisitions, as well as other cost reduction actions. Of those charges, $175.6 million related to severance charges associated with the reduction of approximately 2,650 employees, which was partially offset by reversals of $48.7 million primarily due to the termination of a previously approved restructuring action due to a shifting political and economic landscape in certain European countries. Also, included in those charges were facility closure costs of $28.1 million and asset impairment charges of $18.7 million. These 2013 restructuring actions have resulted in annual net cost savings of approximately $210 million, primarily in the Security segment.
Segments: The $47.6 million restructuring charge for the twelve months ended January 2, 2016 includes: $17.6 million of net charges pertaining to the Tools & Storage segment; $28.7 million of net charges pertaining to the Security segment; $12.0 million of net charges pertaining to the Industrial segment; and $10.7 million of net reserve reductions pertaining to Corporate.
FINANCIAL CONDITION
Liquidity, Sources and Uses of Capital: The Company’s primary sources of liquidity are cash flows generated from operations and available lines of credit under various credit facilities. The Company's cash flows are presented on a consolidated basis and include cash flows from discontinued operations.
Operating Activities: Cash flows from operations were $1.182 billion in 2015 compared to $1.296 billion in 2014, representing a $114 million decrease. The year-over-year decrease was primarily due to higher outflows from working capital (accounts receivable, inventory, accounts payable and deferred revenue) as a result of lower than expected sales volumes in the fourth quarter of 2015.
In 2014, cash flows from operations were $1.296 billion, a $428 million increase compared to $868 million in 2013. The year-over-year increase was primarily driven by an increase in earnings and lower one-time restructuring and related payments, partially offset by higher employee benefit plan contributions. Furthermore, operating cash flows in 2014 were positively impacted by an increase in working capital turns from 8.1 at December 28, 2013 to 9.2 at January 3, 2015, demonstrating the continued success of SFS.
Free Cash Flow: Management considers free cash flow an important indicator of its liquidity, as well as its ability to fund future growth and provide dividends to shareowners. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

(Millions of Dollars)	2015	2014	2013
Net cash provided by operating activities	$1,182	$1,296	$868
Less: capital expenditures	(311)	(291)	(340)
Free cash flow	$871	$1,005	$528

Investing Activities: Cash flows used in investing activities were $205 million in 2015, primarily due to capital and software expenditures of $311 million, partially offset by $137 million of cash proceeds related to net investment hedge settlements, which were primarily driven by the significant fluctuations in foreign currency rates during 2015 associated with foreign exchange contracts hedging a portion of the Company's pound sterling and Canadian dollar denominated net investments.
Cash flows used in investing activities in 2014 totaled $382 million, which primarily consisted of capital and software expenditures of $291 million and payments related to net investment hedge settlements of $61 million. The decrease in capital expenditures in 2014 as compared to 2013 was driven by management's continued focus to control spend in this area as well as lower integration-related capital expenditures. The payments related to net investment hedge settlements were mainly driven by the significant fluctuations in foreign currency rates during 2014 associated with foreign exchange contracts hedging a portion of the Company's pound sterling denominated net investment.
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
Financing Activities: Cash flows used in financing activities were $876 million in 2015, primarily due to the repurchase of 6.6 million common shares for $650 million and cash payments for dividends of $320 million, partially offset by proceeds from issuances of common stock of $164 million, which mainly related to the exercises of stock options. The increase in dividends in 2015 was primarily attributable to the increase in quarterly dividends per common share to $0.55 per share. The dividend paid to shareholders of record in December 2015 extended the Company's record for the longest consecutive annual and quarterly dividend payments among industrial companies listed on the New York Stock Exchange. The Company also paid approximately $34 million in December 2015 to purchase the remaining 40% interest in GQ.
Cash flows used in financing activities in 2014 were $766 million, primarily due to net repayments of short-term borrowings of $391 million, cash payments for dividends of $321 million, and payments on long-term debt of $47 million related to the repurchase of $46 million of 2022 Term Notes. In 2014, the Company also terminated $400 million of interest rate swaps hedging the Company's $400 million, 5.20% notes due 2053, which resulted in cash payments of $33.4 million. Proceeds from issuances of common stock totaled $71 million, which was primarily related to stock option exercises.
Cash flows provided by financing activities were $156 million in 2013, which was mainly driven by proceeds from issuances of long-term debt of $727 million, net short-term borrowings of $389 million, and proceeds from issuances of common stock of $155 million, partially offset by payments on long-term debt of $302 million, payment of a forward share purchase contract of $350 million and cash dividend payments of $313 million.
In December 2013, the Company issued $400 million of 5.75% fixed-to-floating junior subordinated debentures bearing interest at a fixed rate of 5.75% and received $392.0 million of net proceeds. Additionally, the Company issued 3,450,000 Equity Units comprised of a 1/10, or 10%, undivided beneficial ownership in a $1,000 principal amount 2.25% junior subordinated note due 2018 and a forward common stock purchase contract in which the Company received $335 million in cash proceeds from the Equity Units, net of underwriting discounts and commission, before offering expenses.
In November 2013, the Company purchased from certain financial institutions “out-of-the-money” capped call options on 12.2 million shares of its common stock (subject to customary anti-dilution adjustments) for an aggregate premium of $74 million, or an average of $6.03 per share. In addition, contemporaneously with the issuance of the Equity Units described above, the Company paid $10 million, or an average of $2.77 per option, to enter into capped call transactions on 3.5 million shares of common stock with a major financial institution.
The $302 million of payments on long-term debt related to the repurchase of $300 million of Black & Decker Corporation 5.75% senior notes, which resulted in the Company paying a premium on the debt extinguishment of $43 million.
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
Fluctuations in foreign currency rates negatively impacted cash by $133 million, $147 million and $45 million in 2015, 2014 and 2013, respectively. These negative impacts were primarily driven by the continued strengthening of the U.S. Dollar, against the Company's other currencies.
Refer to Note H, Long-Term Debt and Financing Arrangements, and Note J, Capital Stock, for further discussion regarding the Company's debt and equity arrangements.

Credit Ratings and Liquidity:
The Company maintains strong investment grade credit ratings from the major U.S. rating agencies on its senior unsecured debt (S&P A, Fitch A-, Moody's Baa1), as well as its commercial paper program (S&P A-1, Fitch F2, Moody's P-2). There have been no changes to any of the ratings during 2015.  Failure to maintain strong investment grade rating levels could adversely affect the Company’s cost of funds, liquidity and access to capital markets, but would not have an adverse effect on the Company’s ability to access committed credit facilities.
Cash and cash equivalents totaled $465 million as of January 2, 2016, comprised of $131 million in the U.S. and $334 million in foreign jurisdictions. As of January 3, 2015 cash and cash equivalents totaled $497 million, comprised of $46 million in the U.S. and $451 million in foreign jurisdictions. Concurrent with the Black & Decker merger, the Company made a determination to repatriate certain legacy Black & Decker foreign earnings, on which U.S. income taxes had not previously been provided. As a result of this repatriation decision, the Company has recorded approximately $320 million of associated deferred tax liabilities at January 2, 2016. Current plans and liquidity requirements do not demonstrate a need to repatriate other foreign earnings. Accordingly, all other undistributed foreign earnings of the Company are considered to be permanently reinvested, or will be remitted substantially free of additional tax, consistent with the Company’s overall growth strategy internationally, including acquisitions and long-term financial objectives. No provision has been made for taxes that might be payable upon remittance of these undistributed foreign earnings. However, should management determine at a later point to repatriate additional foreign earnings, the Company would be required to accrue and pay taxes at that time.
In December 2015, the Company amended and restated its existing five-year $1.5 billion committed credit facility with the concurrent execution of a new five-year $1.75 billion committed credit facility (the “Credit Agreement”). Borrowings under the Credit Agreement may include U.S. Dollars up to the $1.75 billion commitment or in Euro or Pounds Sterling subject to a foreign currency sub-limit of $400.0 million and bear interest at a floating rate dependent upon the denomination of the borrowing. Repayments must be made on December 18, 2020 or upon an earlier termination date of the Credit Agreement, at the election of the Company. The Credit Agreement is designated to be a liquidity back-stop for the Company's $2.0 billion commercial paper program. As of January 2, 2016, the Company has not drawn on this commitment.
In addition, the Company has short-term lines of credit that are primarily uncommitted, with numerous banks, aggregating $743.8 million, of which $644.1 million was available at January 2, 2016. Short-term arrangements are reviewed annually for renewal.
At January 2, 2016, the aggregate amount of committed and uncommitted, long- and short-term lines was $2.7 billion, of which $2.5 million was recorded as short-term borrowings at January 2, 2016 excluding commercial paper borrowings outstanding. In addition, $99.8 million of the short-term credit lines was utilized primarily pertaining to outstanding letters of credit for which there are no required or reported debt balances. The weighted average interest rates on short-term borrowings, primarily commercial paper, for the fiscal years ended January 2, 2016 and January 3, 2015 were 0.4% and 0.2%, respectively.
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
On February 10, 2015, the Company net-share settled 9.1 million of the 12.2 million capped call options on its common stock and received 911,077 shares using an average reference price of $96.46 per common share. Additionally, the Company purchased 3,381,162 shares directly from the counterparties participating in the net-share settlement of the capped call options for $326.1 million, equating to an average price of $96.46 per share. In February 2016, the Company net-share settled the remaining 3.1 million capped call options on its common stock and received 293,142 shares using an average reference price of $94.34 per common share. Additionally, the Company purchased 1,316,858 shares directly from the counterparty participating in the net-share settlement for $124.2 million. The Company also repurchased 2,446,287 shares of common stock in February 2016 for $230.9 million, equating to an average price of $94.34.
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

On December 3, 2013, the Company issued 3,450,000 Equity Units (the “Equity Units”), each with a stated value of $100 which are initially comprised of a 1/10, or 10%, undivided beneficial ownership in a $1,000 principal amount 2.25% junior subordinated note due 2018 and a forward common stock purchase contract (the “Equity Purchase Contract”). Each Equity Purchase Contract obligates the holders to purchase on November 17, 2016 approximately 3.5 to 4.3 million common shares. The subordination of the notes in the Equity Units combined with the Equity Purchase Contracts resulted in the Equity Units being awarded a 100% equity credit by S&P, and 50% equity credit by Moody's. The Company received approximately $334.7 million in cash proceeds from the Equity Units, net of underwriting discounts and commission, before offering expenses, and recorded $345.0 million in long-term debt. The proceeds were used primarily to repay commercial paper borrowings. Upon settlement of the Equity Purchase Contracts on November 17, 2016, the Company will receive additional cash proceeds or debt extinguishment of $345.0 million.
In November 2010, the Company issued Convertible Preferred Units comprised of $632.5 million of Notes due November 17, 2018 and Purchase Contracts, which obligated the holders to purchase, on November 17, 2015, 6.3 million shares, for $100 per share, of the Company's 4.75% Series B Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock"). In accordance with the Purchase Contracts, on November 17, 2015, the Company issued 6.3 million shares of Convertible Preferred Stock and received cash proceeds of $632.5 million. On November 18, 2015, the Company informed holders that it would redeem all outstanding shares of Convertible Preferred Stock on December 24, 2015 (the “Redemption Date”) at $100.49 per share in cash (the “Redemption Price”), which is equal to the liquidation preference of $100 per share of Convertible Preferred Stock, plus all accrued and unpaid dividends thereon to, but excluding, the Redemption Date. The Company redeemed the Convertible Preferred Stock and settled all conversions on December 24, 2015 by paying cash for the $100 par value per share of Convertible Preferred Stock, or $632.5 million in total, and issuing 2.9 million common shares for the excess value of the conversion feature above the $100 face value per share of Convertible Preferred Stock.
Refer to Note H, Long-Term Debt and Financing Arrangements, and Note J, Capital Stock, for further discussion regarding the Company's debt and equity arrangements.
Contractual Obligations: The following table summarizes the Company’s significant contractual obligations and commitments that impact its liquidity:

Payments Due by Period
(Millions of Dollars)	Total	2016	2017 – 2018	2019 – 2020	Thereafter
Long-term debt (a)	$3,851	$5	$985	$6	$2,855
Interest payments on long-term debt (b)	3,395	156	311	266	2,662
Operating leases	251	73	98	51	29
Inventory purchase commitments (c)	274	274	—	—	—
Deferred compensation	25	1	2	2	20
Marketing obligations	69	27	35	7	—
Derivatives (d)	37	—	37	—	—
Forward stock purchase contracts (e)	500	150	350	—	—
Pension funding obligations (f)	52	52	—	—	—
Contract adjustment fees (g)	14	14	—	—	—
Total contractual cash obligations	$8,468	$752	$1,818	$332	$5,566

(a)
Future payments on long-term debt encompass all payments related to aggregate debt maturities, excluding certain fair value adjustments included in long-term debt, as discussed further in Note H, Long-Term Debt and Financing Arrangements.

(b)	Future interest payments on long-term debt reflect the applicable fixed interest rate or variable rate for floating rate debt in effect at January 2, 2016.

(c)	Inventory purchase commitments primarily consist of open purchase orders to purchase raw materials, components, and sourced products.

(d)
Future cash flows on derivative instruments reflect the fair value and accrued interest as of January 2, 2016. The ultimate cash flows on these instruments will differ, perhaps significantly, based on applicable market interest and foreign currency rates at their maturity.

(e)
In October 2014 and March 2015, the Company entered into forward share purchase contracts which obligate the Company to pay $150.0 million and $350.0 million, respectively, plus additional amounts related to the forward component of the contracts to the respective financial institution counterparties not later than October 2016 or March 2017, respectively, or earlier at the Company's option. See Note J. Capital Stock for further discussion.

(f)
This amount principally represents contributions either required by regulations or laws or, with respect to unfunded plans, necessary to fund current benefits. The Company has not presented estimated pension and post-retirement funding beyond 2016 as funding can vary significantly from year to year based upon changes in the fair value of the plan assets, actuarial assumptions, and curtailment/settlement actions.

(g)	These amounts represent future contract adjustment payments to holders of the Company's Equity Purchase Contracts. See Note H, Long-Term Debt and Financing Arrangements for further discussion.

To the extent the Company can reliably determine when payments will occur pertaining to unrecognized tax liabilities, the related amount will be included in the table above. However, due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the $343.9 million of such liabilities at January 2, 2016, the Company is unable to make a reliable estimate of when (if at all) amounts may be paid to the respective taxing authorities.
Aside from debt payments, for which there is no tax benefit associated with repayment of principal, tax obligations and the equity purchase contract fees, payment of the above contractual obligations will typically generate a cash tax benefit such that the net cash outflow will be lower than the gross amounts summarized above.
Other Significant Commercial Commitments:

Amount of Commitment Expirations Per Period
(Millions of Dollars)	Total	2016	2017-2018	2019-2020	Thereafter
U.S. lines of credit	$1,750	$—	$—	$1,750	$—
Short-term borrowings, long-term debt and lines of credit are explained in detail within Note H, Long-Term Debt and Financing Arrangements.
MARKET RISK
Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments, currencies, commodities and other items traded in global markets. The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates, stock prices, bond prices and commodity prices, amongst others.
Exposure to foreign currency risk results because the Company, through its global businesses, enters into transactions and makes investments denominated in multiple currencies. The Company’s predominant currency exposures are related to the Euro, Canadian Dollar, British Pound, Australian Dollar, Brazilian Real, Argentine Peso, the Chinese Renminbi (“RMB”) and the Taiwan Dollar. Certain cross-currency trade flows arising from sales and procurement activities, as well as affiliate cross-border activity, are consolidated and netted prior to obtaining risk protection through the use of various derivative financial instruments which may include: purchased basket options, purchased options, collars, cross currency swaps and currency forwards. The Company is thus able to capitalize on its global positioning by taking advantage of naturally offsetting exposures and portfolio efficiencies to reduce the cost of purchasing derivative protection. At times, the Company also enters into forward exchange contracts and purchases options to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables, primarily for affiliate transactions. Gains and losses from these hedging instruments offset the gains or losses on the underlying net exposures (the assets and liabilities being hedged). Management determines the nature and extent of currency hedging activities, and in certain cases, may elect to allow certain currency exposures to remain un-hedged. The Company may also enter into cross-currency swaps and forward contracts to hedge the net investments in certain subsidiaries and better match the cash flows of operations to debt service requirements. Management estimates the foreign currency impact from its derivative financial instruments outstanding at the end of 2015 would have been approximately $27 million pre-tax loss based on a hypothetical 10% adverse movement in all net derivative currency positions; this effect would occur from the strengthening of foreign currencies relative to the U.S. dollar. The Company follows risk management policies in executing derivative financial instrument transactions, and does not use such instruments for speculative purposes. The Company generally does not hedge the translation of its non-U.S. dollar earnings in foreign subsidiaries, but may choose to do so in certain instances.
As mentioned above, the Company routinely has cross-border trade and affiliate flows that cause an impact on earnings from foreign exchange rate movements. The Company is also exposed to currency fluctuation volatility from the translation of foreign earnings into U.S. dollars and the economic impact of foreign currency volatility on monetary assets held in foreign currencies. It is more difficult to quantify the transactional effects from currency fluctuations than the translational effects. Aside from the use of derivative instruments, which may be used to mitigate some of the exposure, transactional effects can potentially be influenced by actions the Company may take. For example, if an exposure occurs from a European entity sourcing product from a U.S. supplier it may be possible to change to a European supplier. Management estimates the combined translational and transactional impact, on pre-tax earnings, of a 10% overall movement in exchange rates is approximately $132 million, or approximately $0.68 per diluted share. In 2015, translational and transactional foreign currency fluctuations negatively impacted pre-tax earnings by approximately $220 million and diluted earnings per share by approximately $1.13.
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
The Company’s primary exposure to interest rate risk comes from its floating rate debt and derivatives in the U.S. and is fairly represented by changes in LIBOR rates. At January 2, 2016, the impact of a hypothetical 10% increase in the interest rates associated with the Company’s floating rate derivative and debt instruments would have an immaterial effect on the Company’s financial position and results of operations.
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
Fluctuations in the fair value of the Company’s common stock affect domestic retirement plan expense as discussed below in the Employee Stock Ownership Plan section of MD&A. Additionally, the Company has $59 million of liabilities as of January 2, 2016 pertaining to unfunded defined contribution plans for certain U.S. employees for which there is mark-to-market exposure.
The assets held by the Company’s defined benefit plans are exposed to fluctuations in the market value of securities, primarily global stocks and fixed-income securities. The funding obligations for these plans would increase in the event of adverse changes in the plan asset values, although such funding would occur over a period of many years. In 2015, 2014 and 2013, there was an $11.0 million decrease and $285 million and $102 million increase, respectively, in investment returns on pension plan assets. The Company expects funding obligations on its defined benefit plans to be approximately $52 million in 2016. The Company employs diversified asset allocations to help mitigate this risk. Management has worked to minimize this exposure by freezing and terminating defined benefit plans where appropriate.
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
OTHER MATTERS
Employee Stock Ownership Plan As detailed in Note L, Employee Benefit Plans, the Company has an ESOP under which the ongoing U.S. Core and 401(k) defined contribution plans are funded. Overall ESOP expense is affected by the market value of the Company’s stock on the monthly dates when shares are released, among other factors. The Company’s net ESOP activity resulted in expense of $0.8 million in 2015, $0.7 million in 2014, and $1.9 million in 2013. ESOP expense could increase in the future if the market value of the Company’s common stock declines.
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
If circumstances change, for example, due to the occurrence of higher-than-expected defaults or a significant adverse change in a major customer’s ability to meet its financial obligation to the Company, estimates of the recoverability of receivable amounts due could be reduced.
INVENTORIES - LOWER OF COST OR MARKET, SLOW MOVING AND OBSOLETE — Inventories in the U.S. are predominantly valued at the lower of Last-In First-Out (“LIFO”) cost or market, while non-U.S. inventories are valued at the lower of First-In, First-Out (“FIFO”) cost or market. The calculation of LIFO reserves, and therefore the net inventory valuation, is affected by inflation and deflation in inventory components. The Company ensures all inventory is valued at the lower of cost or market, and continually reviews the carrying value of discontinued product lines and stock-keeping-units (“SKUs”) to determine that these items are properly valued. The Company also continually evaluates the composition of its inventory and identifies obsolete and/or slow-moving inventories. Inventory items identified as obsolete and/or slow-moving are evaluated to determine if write-downs are required. The Company assesses the ability to dispose of these inventories at a price greater than cost. If it is determined that cost is less than market value, cost is used for inventory valuation. If market value is less than cost, the Company writes down the related inventory to that value. If a write-down to the current market value is necessary, the market value cannot be greater than the net realizable value, or ceiling (defined as selling price less costs to sell and dispose), and cannot be lower than the net realizable value less a normal profit margin, also called the floor. If the Company is not able to achieve its expectations regarding net realizable value of inventory at its current value, further write-downs would be recorded.
GOODWILL AND INTANGIBLE ASSETS — The Company acquires businesses in purchase transactions that result in the recognition of goodwill and intangible assets. The determination of the value of intangible assets requires management to make estimates and assumptions. In accordance with ASC 350-20, “Goodwill,” acquired goodwill and indefinite-lived intangible assets are not amortized but are subject to impairment testing at least annually or when an event occurs or circumstances change that indicate it is more-likely-than-not an impairment exists. Definite-lived intangible assets are amortized and are tested for impairment when an event occurs or circumstances change that indicate it is more-likely-than-not that an impairment exists. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. The Company reported $7.084 billion of goodwill, $1.578 billion of indefinite-lived trade names and $0.964 billion of definite-lived intangibles at January 2, 2016.
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
During the third quarter of 2015, as required by the Company’s policy, goodwill and indefinite-lived trade names were tested for impairment. The Company assessed the fair value of its reporting units based on a discounted cash flow valuation model. The key assumptions applied to the cash flow projections were discount rates, which ranged from 8% to 10.5%, near-term revenue growth rates over the next five years, which ranged from 2% to 10%, and perpetual growth rates ranging from 3% to 3.5%. These assumptions contemplated business, market and overall economic conditions. Based on the results of this testing, the Company determined that the fair values of each of its reporting units exceeded their respective carrying amounts. Furthermore, management performed sensitivity analyses on the fair values resulting from the discounted cash flow valuation models utilizing more conservative assumptions that reflect reasonably likely future changes in the discount rates and perpetual growth rates in each of the reporting units. The discount rates were increased by 100 basis points with no impairment indicated. The perpetual growth rates were decreased by 150 basis points with no impairment indicated.
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

During the fourth quarter of 2015, in connection with its quarterly forecasting cycle, the Company updated the forecasted operating results for each of its businesses based on the most recent financial results and best estimates of future operations. The updated forecasts reflected an expected decline in near-term revenue growth and profitability for the Infrastructure reporting unit within the Industrial segment, primarily due to ongoing difficult market conditions in the oil & gas industry, particularly in certain markets such as China and Russia, as well as continued declines in scrap steel prices. Accordingly, in connection with the preparation of the Consolidated Financial Statements for the year ended January 2, 2016, the Company performed an updated impairment analysis with respect to the Infrastructure reporting unit, which included approximately $273 million of goodwill at year-end. Based on this analysis, which included revised assumptions of near-term revenue growth and profitability levels, it was determined that the fair value of the Infrastructure reporting unit exceeded its carrying value by 13%. Therefore, management concluded it was not more-likely-than-not that an impairment had occurred. Management is confident in the long-term viability and success of the Infrastructure reporting unit based on the strong long-term growth prospects of the markets and geographies served, the intensified focus and investments being made in organic growth initiatives (bolstered by the recently implemented SFS 2.0 program), and Infrastructure's leading market position in its respective industries.

In the event that future operating results of any of the Company's reporting units do not meet current expectations, management, based upon conditions at the time, would consider taking restructuring or other actions as necessary to maximize revenue growth and profitability. Accordingly, the above sensitivity analyses, while useful, should not be used as a sole predictor of potential impairment. A thorough analysis of all the facts and circumstances existing at that time would need to be performed to determine if recording an impairment loss would be appropriate.
DEFINED BENEFIT OBLIGATIONS — The valuation of pension and other postretirement benefits costs and obligations is dependent on various assumptions. These assumptions, which are updated annually, include discount rates, expected return on plan assets, future salary increase rates, and health care cost trend rates. The Company considers current market conditions, including interest rates, to establish these assumptions. Discount rates are developed considering the yields available on high-quality fixed income investments with maturities corresponding to the duration of the related benefit obligations. The Company’s weighted-average discount rates for the United States and international pension plans were 4.25% and 3.25%, respectively, at January 2, 2016. The Company’s weighted-average discount rate for the United States and international pension plans was 3.75% and 3.25%, respectively at January 3, 2015. As discussed further in Note L, Employee Benefit Plans, the Company develops the expected return on plan assets considering various factors, which include its targeted asset allocation percentages, historic returns, and expected future returns. The Company’s expected rate of return assumptions for the United States and international pension plans were 6.50% and 5.25%, respectively, at January 2, 2016. The Company will use a 5.60% weighted-average expected rate of return assumption to determine the 2016 net periodic benefit cost. A 25 basis point reduction in the expected rate of return assumption would increase 2016 net periodic benefit cost by approximately $5 million on a pre-tax basis.
The Company believes that the assumptions used are appropriate; however, differences in actual experience or changes in the assumptions may materially affect the Company’s financial position or results of operations. To the extent that actual (newly measured) results differ from the actuarial assumptions, the difference is recognized in accumulated other comprehensive income, and, if in excess of a specified corridor, amortized over future periods. The expected return on plan assets is determined using the expected rate of return and the fair value of plan assets. Accordingly, market fluctuations in the fair value of plan assets can affect the net periodic benefit cost in the following year. The projected benefit obligation for defined benefit plans exceeded the fair value of plan assets by $692 million at January 2, 2016. A 25 basis point reduction in the discount rate would have increased the projected benefit obligation by approximately $85 million at January 2, 2016. The primary Black & Decker U.S pension and post employment benefit plans were curtailed in late 2010, as well as the only material Black & Decker international plan, and in their place the Company implemented defined contribution benefit plans. The vast majority of the projected benefit obligation pertains to plans that have been frozen; the remaining defined benefit plans that are not frozen are predominantly small domestic union plans and those that are statutorily mandated in certain international jurisdictions. The Company recognized $11 million of defined benefit plan expense in 2015, which may fluctuate in future years depending upon various factors including future discount rates and actual returns on plan assets.
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
As of January 2, 2016, the Company had reserves of $170.7 million for remediation activities associated with Company-owned properties as well as for Superfund sites, for losses that are probable and estimable. The range of environmental remediation costs that is reasonably possible is $130.4 million to $260.8 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with this policy.

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

In assessing the need for a valuation allowance, the Company considers all positive and negative evidence including: estimates of future taxable income, considering the feasibility of ongoing tax planning strategies, the realizability of tax loss carryforwards and the future reversal of existing temporary differences. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event the Company were to determine that it would not be able to realize all or a portion of its deferred tax assets in the future, the unrealizable amount would be charged to earnings in the period in which that determination is made. By contrast, if the Company were to determine that it would be able to realize deferred tax assets in the future in excess of the net carrying amounts, it would decrease the recorded valuation allowance through a favorable adjustment to earnings in the period in which that determination is made.

The Company is subject to income tax in a number of locations, including many state and foreign jurisdictions. Significant judgment is required when calculating its worldwide provision for income taxes. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company's unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits or final decisions in transfer pricing matters. The Company periodically assesses its liabilities and contingencies for all tax years still subject to audit based on the most current available information, which involves inherent uncertainty. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority under the premise that the taxing authority has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. The Company recognizes interest and penalties associated with income taxes as a component of income taxes in the Consolidated Statement of Operations. See Note Q, Income Taxes for further discussion.
RISK INSURANCE — To manage its insurance costs efficiently, the Company self insures for certain U.S. business exposures and generally has low deductible plans internationally. For domestic workers’ compensation, automobile and product liability (liability for alleged injuries associated with the Company’s products), the Company generally purchases insurance coverage only for severe losses that are unlikely, and these lines of insurance involve the most significant accounting estimates. While different self insured retentions, in the form of deductibles and self insurance through its captive insurance company, exist for each of these lines of insurance, the maximum self insured retention is set at no more than $5 million per occurrence. The process of establishing risk insurance reserves includes consideration of actuarial valuations that reflect the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims discounted to present value. The cash outflows related to risk insurance claims are expected to occur over a period of approximately 13 years. The Company believes the liabilities recorded for these U.S. risk insurance reserves, totaling $96 million and $102 million as of January 2, 2016, and January 3, 2015, respectively, are adequate. Due to judgments inherent in the reserve estimation process, it is possible the ultimate costs will differ from this estimate.
WARRANTY — The Company provides product and service warranties which vary across its businesses. The types of warranties offered generally range from one year to limited lifetime, while certain products carry no warranty. Further, the Company sometimes incurs discretionary costs to service its products in connection with product performance issues. Historical warranty and service claim experience forms the basis for warranty obligations recognized. Adjustments are recorded to the warranty liability as new information becomes available. The Company believes the $105 million reserve for expected warranty claims as of January 2, 2016 is adequate, but due to judgments inherent in the reserve estimation process, including forecasting future product reliability levels and costs of repair as well as the estimated age of certain products submitted for claims, the ultimate claim costs may differ from the recorded warranty liability. The Company also establishes a reserve for product recalls on a product-specific basis during the period in which the circumstances giving rise to the recall become known and estimable for both company-initiated actions and those required by regulatory bodies.
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
These lease programs are utilized primarily to reduce overall cost and to retain flexibility. The cash outflows for lease payments approximate the $1 million of rent expense recognized in fiscal 2015. As of January 2, 2016 the estimated fair value of assets and remaining obligations for these properties were $40 million and $34 million, respectively.

CAUTIONARY STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995

Certain statements contained in this Annual Report on Form 10-K that are not historical, including but not limited to those regarding the Company’s ability to: (i) achieve full year 2016 diluted EPS of approximately $6.00 - $6.20 on a GAAP basis (inclusive of restructuring charges relatively consistent with 2015 levels); (ii) achieve free cash flow conversion of approximately 100% for 2016 ; (iii) reduce its basic share count by the share equivalent of approximately $300 million in 2016; (iv) achieve organic sales growth of 3% in 2016 ; (v) successfully achieve its three-year annual financial targets (“2018 Vision"), which assumes a relatively stable currency environment and approximately $50 million of annual restructuring costs, including: 4-6% organic revenue growth with total revenue growth enhanced by acquisitions; 50-75 basis points of annual operating margin rate improvement to approximately 16% in 2018; 10-12% earnings per share growth including acquisitions (7-9% organic growth); CFROI expansion to 14-15%; progress towards working capital turns of 10 or more; returning approximately 50% of free cash flow to shareholders through a strong and growing dividend as well as opportunistic share repurchases; and deploying the remaining roughly 50% of free cash flow to acquisitions (collectively, the “Results”); are “forward-looking statements” and subject to risk and uncertainty.
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
The Company’s ability to deliver the Results is dependent, or based, upon: (i) the Company’s ability to generate organic net sales increase of 3% driving approximately $0.45 to $0.50 of EPS accretion in 2016; (ii) the Company’s ability to successfully execute cost actions and productivity initiatives, as well as achieve the anticipated commodity deflation all yielding approximately $0.45 to $0.50 of EPS accretion in 2016; (iii) the Company’s ability to drive an additional $0.13 of EPS accretion from lower average share count due to share repurchases during 2016; (iv) foreign exchange headwinds being approximately $170 - $190 million, or $0.85 to $0.95 of EPS in 2016; (v) the Company’s tax rate being relatively consistent with the 2015 rate; (vi) the Company’s ability to limit one-time restructuring charges to approximately $50 million in 2016; (vii) the Company’s ability to capitalize on operational improvements in both Security Europe and North America; (viii) the Company’s ability to identify and realize revenue synergies associated with acquisitions; (ix) successful identification of appropriate acquisition opportunities and completing them within time frames and at reasonable costs as well as the integration of completed acquisitions and reorganization of existing businesses; (x) the continued acceptance of technologies used in the Company’s products and services; (xi) the Company’s ability to manage existing Sonitrol franchisee and Mac Tools relationships; (xii) the Company’s ability to minimize costs associated with any sale or discontinuance of a business or product line, including any severance, restructuring, legal or other costs; (xiii) the proceeds realized with respect to any business or product line disposals; (xiv) the extent of any asset impairments with respect to any businesses or product lines that are sold or discontinued; (xv) the success of the Company’s efforts to manage freight costs, steel and other commodity costs as well as capital expenditures; (xvi) the Company’s ability to sustain or increase prices in order to, among other things, offset or mitigate the impact of steel, freight, energy, non-ferrous commodity and other commodity costs and any inflation increases and/or currency impacts; (xvii) the Company’s ability to generate free cash flow, maintain a conservative credit profile, and a strong investment grade rating; (xviii) the Company’s ability to identify and effectively execute productivity improvements and cost reductions, while minimizing any associated restructuring charges; (xix) the Company’s ability to obtain favorable settlement of tax audits; (xx) the ability of the Company to generate earnings sufficient to realize future income tax benefits during periods when temporary differences become deductible; (xxi) the continued ability of the Company to access credit markets under satisfactory terms; (xxii) the Company’s ability to negotiate satisfactory payment terms under which the Company buys and sells goods, services, materials and products; (xxiii) the Company’s ability to successfully develop, market and achieve sales from new products and services; and (xxiv) the availability of cash to repurchase shares when conditions are right, as well as the Company's ability to effectively use equity derivative transactions to reduce the capital requirement associated with share repurchases.
The Company’s ability to deliver the Results is also dependent upon: (i) the success of the Company’s marketing and sales efforts, including the ability to develop and market new and innovative products and solutions in both existing and new markets including emerging markets; (ii) the ability of the Company to maintain or improve production rates in the Company’s manufacturing facilities, respond to significant changes in product demand and fulfill demand for new and existing products; (iii) the Company’s ability to continue improvements in working capital through effective management of accounts receivable and inventory levels; (iv) the ability to continue successfully managing and defending claims and litigation; (v) the success of the Company’s efforts to mitigate adverse earnings impact resulting from any cost increases generated by, for example, increases in the cost of energy or significant Euro, Canadian Dollar, Chinese Renminbi or other currency fluctuations; (vi) the geographic distribution of the Company’s earnings; (vii) the commitment to, and success of, the Stanley Fulfillment System; and (viii) successful implementation with expected results of cost reduction programs.
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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 2, 2016. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework). Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of January 2, 2016. Ernst & Young LLP, the auditor of the financial statements included in this annual report, has issued an attestation report on the registrant’s internal control over financial reporting, a copy of which appears on page 51.
Under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and its Senior Vice President and Chief Financial Officer have concluded that, as of January 2, 2016, the Company’s disclosure controls and procedures are effective. There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal year ended January 2, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT
The information required by this Item, except for certain information with respect to the Company’s Code of Ethics, the identification of the executive officers of the Company and any material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors, as set forth below, is incorporated herein by reference to the information set forth in the section of the Company’s definitive proxy statement (which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the close of the Company’s fiscal year) under the headings “Information Concerning Nominees for Election as Directors,” “Board of Directors,” and “Section 16(a) - Beneficial Ownership Reporting Compliance.”
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
The following is a list of the executive officers of the Company as of February 19, 2016:

Name and Age	Office	Date Elected to Office
John F. Lundgren (64)
Chairman and Chief Executive Officer. Has served as Chief Executive Officer since March 1, 2004 and Chairman from March 1, 2004 through March 12, 2010 and again from March 13, 2013 to present. Served as President and Chief Executive Officer from March 12, 2010 through January 13, 2013.
3/1/2004

James M. Loree (57)	President & Chief Operating Officer since January 2013. Executive Vice President and Chief Operating Officer (2007); Executive Vice President Finance and Chief Financial Officer (1999).	7/19/1999

Donald Allan, Jr. (51)
Senior Vice President & Chief Financial Officer since March 2010. Vice President & Chief Financial Officer (2009); Vice President & Corporate Controller (2002); Corporate Controller (2000); Assistant Controller (1999).
10/24/2006

Jeffery D. Ansell (48)
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
2/22/2006

Michael A. Bartone (56)	Vice President, Corporate Tax since January 2002.	7/17/2009

Bruce H. Beatt (63)	Senior Vice President, General Counsel and Secretary since March 2010. Vice President, General Counsel and Secretary (2000).	10/9/2000

James J. Cannon (45)
Senior Vice President & Group Executive, Stanley Security North America & Emerging Markets since October 2014. President, Stanley Oil & Gas (2012); President, IAR Europe & LAG (2011); President, IAR North America (2010); President, IAS (2009); President & General Manager, Stanley Engineered Storage Solutions (2007); General Manager, Stanley-Vidmar Storage Technologies (2005).
7/23/2014

Craig A. Douglas (61)	Vice President & Treasurer since January 2002.	7/17/2009

Rhonda O. Gass (52)	Vice President & Chief Information Officer since October 2012.	10/11/2012

Lee B. McChesney (44)
President, Industrial Verticals - Global Tools & Storage since January 2016 and Chief Financial Officer, Global Tools & Storage since January 2015. Chief Financial Officer-CDIY (2010); Chief Financial Officer, MAS and Regional Executive, Stanley Security Solutions Asia (2009); Chief Financial Officer, Stanley Mechanical Access Solutions (2007); Chief Financial Officer, Stanley Security Solutions (2006).
7/23/2014

Jaime Ramirez (48)
Senior Vice President & President, Global Emerging Markets, since October 2012. President, Construction & DIY, Latin America (2010); Vice President and General Manager - Latin America, Power Tools & Accessories, The Black & Decker Corporation (2008); Vice President and General Manager - Andean Region The Black & Decker Corporation (2007).
3/12/2010

Ben S. Sihota (57)
President, Emerging Markets Group since March 2010. Vice President and President-Asia/Pacific, Power Tools & Accessories, The Black & Decker Corporation (2006); President-Asia, Power Tools & Accessories, The Black & Decker Corporation (2000).
3/12/2010

Steven J. Stafstrom (57)
Vice President, Operations-Global Tools & Storage since January 2015. Vice President, Operations, CDIY & Emerging Markets (2012). Vice President Global Operations, CDIY (2010); Vice President, Operations, Consumer Tools & Storage (2005).
12/6/2012

William S. Taylor (60)
President, Power Tools - Global Tools and Storage since January 2015. President, Fastening & Accessories (2012). President, Professional Power Tools & Products (2010); Vice President-Global Product Development of the Industrial Products Group, The Black & Decker Corporation (2009); Vice President-Industrial Products Group Product Development, The Black & Decker Corporation (2008); Vice President/General Manager Industrial Accessories Business, The Black & Decker Corporation (2008); Vice President and General Manager Woodworking Tools, The Black & Decker Corporation (2005).
3/12/2010

Joseph Voelker (60)
Senior Vice President, Human Resources, since April 1, 2013. VP Human Resources (2009); VP Human Resources - ITG/Corporate Staff (2006); VP Human Resources - Tools Group/Operations (2004); HR Director, Tools Group (2003); HR Director, Operations (1999).
4/1/2013

John H. Wyatt (57)
President, Stanley Engineered Fastening since January 2016. President, Sales & Marketing - Global Tools & Storage (2015). President, Construction & DIY, Europe and ANZ (2012). President, Construction & DIY, EMEA (2010); President-Europe, Middle East, and Africa, Power Tools and Accessories, The Black & Decker Corporation (2008); Vice President-Consumer Products (Europe, Middle East and Africa), The Black & Decker Corporation (2006).

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
EQUITY COMPENSATION PLAN INFORMATION
Compensation plans under which the Company’s equity securities are authorized for issuance at January 2, 2016 follow:

	(A)		(B)		(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options and stock awards		Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	8,047,463	(1)	$77.36	(2)	10,098,668	(3)
Equity compensation plans not approved by security holders (4)	—		—		—
Total	8,047,463		$77.36		10,098,668

(1)
Consists of 6,042,839 shares underlying outstanding stock options (whether vested or unvested) with a weighted average exercise price of $77.36 and a weighted average term of 6.81 years; 1,929,210 shares underlying time-vesting restricted stock units that have not yet vested and the maximum number of shares that will be issued pursuant to outstanding long term performance awards if all established goals are met; and 75,414 of shares earned but related to which participants elected deferral of delivery. All stock-based compensation plans are discussed in Note J, Capital Stock, of the Notes to Consolidated Financial Statements in Item 8.

(2)
There is no cost to the recipient for shares issued pursuant to time-vesting restricted stock units or long term performance awards. Because there is no strike price applicable to these stock awards they are excluded from the weighted-average exercise price which pertains solely to outstanding stock options.

(3)
Consists of 2,104,326 of shares available for purchase under the employee stock purchase plan ("ESPP") at the election of employees and 7,994,342 securities available for future grants by the board of directors under stock-based compensation plans.

(4)
U.S. employees are eligible to contribute from 1% to 25% of their salary to a qualified tax deferred savings plan as described in the Employee Stock Ownership Plan ("ESOP") section of Note L, Employee Benefit Plans, of the Notes to the Consolidated Financial Statements in Item 8. The Company contributes an amount equal to one half of the employee contribution up to the first 7% of salary.  There is a non-qualified tax deferred savings plan for highly compensated salaried employees which mirrors the qualified plan provisions, but was not specifically approved by security holders.  Eligible highly compensated salaried U.S. employees are eligible to contribute from 1% to 50% of their salary to the non-qualified tax deferred savings plan.  The same matching arrangement was provided for highly compensated salaried employees in the non-qualified plan, to the extent the match was not fully met in the qualified plan, except that the arrangement for these employees is outside of the ESOP, and is not funded in advance of distributions. For both qualified and non-qualified plans, the investment of the employee’s contribution and the Company’s contribution is controlled by the employee and may include an election to invest in Company stock. Shares of the Company’s common stock may be issued at the time of a distribution from the qualified plan. The number of securities remaining available for issuance under the plans at January 2, 2016 is not determinable, since the plans do not authorize a maximum number of securities.

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
3. Exhibits
See Exhibit Index in this Form 10-K on page 102.
(b) See Exhibit Index in this Form 10-K on page 102.
(c) The response in this portion of Item 15 is submitted as a separate section of this Form 10-K with an index thereto beginning on page 47.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANLEY BLACK & DECKER, INC.

By:	/s/ John F. Lundgren
John F. Lundgren, Chairman and Chief Executive Officer

Date:	February 19, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John F. Lundgren	Chairman and Chief Executive Officer	February 19, 2016
John F. Lundgren

/s/ Donald Allan, Jr.	Senior Vice President and Chief Financial Officer	February 19, 2016
Donald Allan, Jr.

/s/ Jocelyn S. Belisle	Chief Accounting Officer	February 19, 2016
Jocelyn S. Belisle

*	Director	February 19, 2016
Andrea J. Ayers

*	Director	February 19, 2016
George W. Buckley

*	Director	February 19, 2016
Patrick D. Campbell

*	Director	February 19, 2016
Carlos M. Cardoso

*	Director	February 19, 2016
Robert B. Coutts

*	Director	February 19, 2016
Debra A. Crew

*	Director	February 19, 2016
Benjamin H. Griswold, IV

*	Director	February 19, 2016
Anthony Luiso

*	Director	February 19, 2016
Marianne M. Parrs

*	Director	February 19, 2016
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

Schedule II — Valuation and Qualifying Accounts
Stanley Black & Decker, Inc. and Subsidiaries
Fiscal years ended January 2, 2016, January 3, 2015, and December 28, 2013
(Millions of Dollars)

		ADDITIONS
	Beginning Balance	Charged To Costs And Expenses	Charged To Other Accounts (b)	(a) Deductions	Ending Balance
Allowance for Doubtful Accounts:
Year Ended 2015	$60.7	$27.3	$0.7	$(15.8)	$72.9
Year Ended 2014	$64.4	$20.9	$(8.3)	$(16.3)	$60.7
Year Ended 2013	$58.7	$14.2	$5.2	$(13.7)	$64.4
Tax Valuation Allowance:
Year Ended 2015 (c)	$551.9	$30.5	$1.7	$(103.4)	$480.7
Year Ended 2014	$549.7	$90.0	$(16.3)	$(71.5)	$551.9
Year Ended 2013	$545.2	$3.8	$14.6	$(13.9)	$549.7

(a)	With respect to the allowance for doubtful accounts, deductions represent amounts charged-off less recoveries of accounts previously charged-off.

(b)	Amounts represent the impact of foreign currency translation, acquisitions and net transfers to/from other accounts.

(c)	Refer to Note Q, Income Taxes, of the Notes to Consolidated Financial Statements in Item 8 for further discussion.

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
Management has assessed the effectiveness of Stanley Black & Decker Inc.’s internal control over financial reporting as of January 2, 2016. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework). Management concluded that based on its assessment, Stanley Black & Decker, Inc.’s internal control over financial reporting was effective as of January 2, 2016. Ernst & Young LLP, Registered Public Accounting Firm included in this annual report, has issued an attestation report on the registrant’s internal control over financial reporting, a copy of which appears on page 51.

/s/ John F. Lundgren
John F. Lundgren, Chairman and Chief Executive Officer

/s/ Donald Allan Jr.
Donald Allan Jr., Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stanley Black & Decker, Inc.
We have audited the accompanying consolidated balance sheets of Stanley Black & Decker, Inc. and subsidiaries (the “Company”) as of January 2, 2016 and January 3, 2015, and the related consolidated statements of operations, comprehensive income (loss), cash flows and shareowners' equity for each of the three fiscal years in the period ended January 2, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at January 2, 2016 and January 3, 2015, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended January 2, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Hartford, CT
February 19, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stanley Black & Decker, Inc.
We have audited Stanley Black & Decker, Inc.’s and subsidiaries (the “Company’s”) internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of January 2, 2016 and January 3, 2015, and the related consolidated statements of operations, comprehensive income (loss), cash flows and shareowners' equity for each of the three fiscal years in the period ended January 2, 2016 of the Company and our report dated February 19, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Hartford, CT
February 19, 2016

Consolidated Statements of Operations
Fiscal years ended January 2, 2016, January 3, 2015, and December 28, 2013
(In Millions of Dollars, Except Per Share Amounts)

	2015	2014	2013
Net Sales	$11,171.8	$11,338.6	$10,889.5
Costs and Expenses
Cost of sales	$7,099.8	$7,235.9	$6,985.8
Selling, general and administrative	2,459.1	2,575.0	2,676.4
Provision for doubtful accounts	27.3	20.9	14.2
Other-net	222.0	239.7	283.9
Restructuring charges and asset impairments	47.6	18.8	173.7
(Gain) loss on debt extinguishment	—	(0.1)	20.6
Interest income	(15.2)	(13.6)	(12.8)
Interest expense	180.4	177.2	160.1
	$10,021.0	$10,253.8	$10,301.9
Earnings from continuing operations before income taxes	1,150.8	1,084.8	587.6
Income taxes on continuing operations	248.6	227.1	68.6
Earnings from continuing operations	$902.2	$857.7	$519.0
Less: Net (loss) earnings attributable to non-controlling interests	(1.6)	0.5	(1.0)
Net earnings from continuing operations attributable to common shareowners	$903.8	$857.2	$520.0
Loss from discontinued operations before income taxes	(19.3)	(104.0)	(43.0)
Income tax expense (benefit) on discontinued operations	0.8	(7.7)	(13.3)
Net loss from discontinued operations	$(20.1)	$(96.3)	$(29.7)
Net Earnings Attributable to Common Shareowners	$883.7	$760.9	$490.3
Basic earnings (loss) per share of common stock:
Continuing operations	$6.10	$5.49	$3.35
Discontinued operations	(0.14)	(0.62)	(0.19)
Total basic earnings per share of common stock	$5.96	$4.87	$3.16
Diluted earnings (loss) per share of common stock:
Continuing operations	$5.92	$5.37	$3.28
Discontinued operations	(0.13)	(0.60)	(0.19)
Total diluted earnings per share of common stock	$5.79	$4.76	$3.09
See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income (Loss)
Fiscal years ended January 2, 2016, January 3, 2015, and December 28, 2013
(In Millions of Dollars)

	2015	2014	2013
Net earnings	$883.7	$760.9	$490.3
Other comprehensive loss:
Currency translation adjustment and other	(504.1)	(726.3)	(99.9)
Unrealized (losses) gains on cash flow hedges, net of tax	(1.2)	26.4	16.2
Unrealized gains (losses) on net investment hedges, net of tax	49.0	39.6	(13.5)
Pension gains (losses), net of tax	32.3	(110.9)	(13.8)
Other comprehensive loss	$(424.0)	$(771.2)	$(111.0)
Comprehensive income (loss) attributable to common shareowners	$459.7	$(10.3)	$379.3

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
January 2, 2016 and January 3, 2015
(Millions of Dollars)

	2015	2014
Assets
Current Assets
Cash and cash equivalents	$465.4	$496.6
Accounts and notes receivable, net	1,331.8	1,396.7
Inventories, net	1,526.4	1,562.7
Prepaid expenses	177.4	180.5
Assets held for sale	—	29.5
Other current assets	161.1	282.8
Total Current Assets	3,662.1	3,948.8
Property, Plant and Equipment, net	1,450.2	1,454.1
Goodwill	7,084.3	7,275.5
Customer Relationships, net	778.7	938.9
Trade Names, net	1,641.8	1,668.6
Other Intangible Assets, net	121.0	144.2
Other Assets	434.2	419.0
Total Assets	$15,172.3	$15,849.1
Liabilities and Shareowners’ Equity
Current Liabilities
Short-term borrowings	$2.5	$1.6
Current maturities of long-term debt	5.1	5.9
Accounts payable	1,533.1	1,579.2
Accrued expenses	1,261.9	1,221.9
Liabilities held for sale	—	23.4
Total Current Liabilities	2,802.6	2,832.0
Long-Term Debt	3,836.6	3,839.8
Deferred Taxes	825.9	992.7
Post-retirement Benefits	669.4	749.9
Other Liabilities	1,178.6	922.8
Commitments and Contingencies (Notes R and S)	—	—
Shareowners’ Equity
Stanley Black & Decker, Inc. Shareowners’ Equity
Preferred stock, without par value: Authorized and unissued 10,000,000 shares	—	—
Common stock, par value $2.50 per share: Authorized 300,000,000 shares in 2015 and 2014 Issued 176,902,738 shares in 2015 and 2014	442.3	442.3
Retained earnings	4,491.7	3,926.3
Additional paid in capital	4,421.7	4,727.1
Accumulated other comprehensive loss	(1,694.2)	(1,270.2)
ESOP	(34.9)	(43.6)
	7,626.6	7,781.9
Less: common stock in treasury (22,958,447 shares in 2015 and 19,777,288 shares in 2014)	(1,815.0)	(1,352.8)
Stanley Black & Decker, Inc. Shareowners’ Equity	5,811.6	6,429.1
Non-controlling interests	47.6	82.8
Total Shareowners’ Equity	5,859.2	6,511.9
Total Liabilities and Shareowners’ Equity	$15,172.3	$15,849.1
See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Fiscal years ended January 2, 2016, January 3, 2015, and December 28, 2013
(Millions of Dollars)

	2015	2014	2013
Operating Activities:
Net earnings attributable to common shareowners	$883.7	$760.9	$490.3
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	256.9	263.4	238.0
Amortization of intangibles	157.1	186.4	203.3
Pretax (gain) loss on debt extinguishment	—	(0.1)	20.6
Asset impairments	9.8	63.1	40.9
Stock-based compensation expense	67.9	57.1	66.4
Provision for doubtful accounts	29.5	22.1	13.7
Deferred tax (benefit) expense	(1.3)	42.4	(135.7)
Other non-cash items	18.8	12.4	—
Changes in operating assets and liabilities:
Accounts receivable	(41.3)	81.6	11.3
Inventories	(54.7)	(175.9)	(101.9)
Accounts payable	(9.7)	71.7	105.0
Deferred revenue	7.7	12.8	(1.1)
Other current assets	19.8	25.8	13.5
Long-term receivables	(12.6)	(13.2)	(11.8)
Other long-term assets	(11.5)	39.2	29.1
Accrued expenses	(59.0)	59.7	(156.0)
Defined benefit liabilities	(65.8)	(155.0)	(110.2)
Other long-term liabilities	(13.0)	(58.5)	152.6
Net cash provided by operating activities	1,182.3	1,295.9	868.0
Investing Activities:
Capital expenditures	(311.4)	(291.0)	(340.3)
Proceeds from sales of assets	29.1	15.4	4.0
Business acquisitions, net of cash acquired	(17.6)	(3.2)	(933.9)
(Payments) proceeds from sales of businesses, net of cash sold	—	(3.9)	93.5
Proceeds (payments) for net investment hedge settlements	137.7	(61.4)	3.6
Other	(42.8)	(38.1)	(25.3)
Net cash used in investing activities	(205.0)	(382.2)	(1,198.4)
Financing Activities:
Payments on long-term debt	(16.1)	(46.6)	(302.2)
Proceeds from debt issuance	—	—	726.7
Net short-term borrowings (repayments)	1.2	(391.0)	388.7
Stock purchase contract fees	(17.0)	(16.4)	(3.2)
Purchase of common stock for treasury	(649.8)	(28.2)	(39.2)
Proceeds from issuance of preferred stock	632.5	—	—
Redemption of preferred stock for treasury	(632.5)	—	—
Cash settlement on forward stock purchase contract	—	—	18.8
Payment on forward share purchase contract	—	—	(350.0)
Net premium paid on equity option	—	—	(83.2)
Premium paid on debt extinguishment	—	—	(42.8)
Non-controlling interest buyout	(33.5)	—	—
Termination of interest rate swaps	—	(33.4)	—
Proceeds from issuances of common stock	163.5	71.3	154.6
Cash dividends on common stock	(319.9)	(321.3)	(312.7)
Other	(4.0)	(0.6)	—
Net cash (used in) provided by financing activities	(875.6)	(766.2)	155.5
Effect of exchange rate changes on cash	(132.9)	(147.1)	(44.9)
(Decrease) increase in cash and cash equivalents	(31.2)	0.4	(219.8)
Cash and cash equivalents, beginning of year	496.6	496.2	716.0
Cash and cash equivalents, end of year	$465.4	$496.6	$496.2
See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareowners’ Equity
Fiscal years ended January 2, 2016, January 3, 2015, and December 28, 2013
(Millions of Dollars, Except Per Share Amounts)

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	ESOP	Treasury Stock	Non- Controlling Interests	Shareowners’ Equity
Balance December 29, 2012	$—	$442.3	$4,473.5	$3,299.5	$(388.0)	$(62.8)	$(1,097.4)	$60.0	$6,727.1
Net earnings				490.3				(1.0)	489.3
Other comprehensive loss					(111.0)				(111.0)
Cash dividends declared — $1.98 per share				(307.1)					(307.1)
Issuance of common stock			(115.6)				250.1		134.5
Settlement of forward share repurchase contract			350.0				(350.0)		—
Equity units — non-cash stock contract fees			(40.2)						(40.2)
Equity units — offering fees			(9.2)						(9.2)
Net premium paid on equity option			(83.2)						(83.2)
Repurchase of common stock (2,225,732 shares)			217.9				(257.1)		(39.2)
Non-controlling interest buyout			(1.1)					(15.2)	(16.3)
Non-controlling interests of acquired businesses								37.5	37.5
Stock-based compensation related			66.4						66.4
Tax benefit related to stock options exercised			20.1						20.1
ESOP and related tax benefit				2.2		9.6			11.8
Balance December 28, 2013	$—	$442.3	$4,878.6	$3,484.9	$(499.0)	$(53.2)	$(1,454.4)	$81.3	$6,880.5
Net earnings				760.9				0.5	761.4
Other comprehensive loss					(771.2)				(771.2)
Cash dividends declared — $2.04 per share				(321.3)					(321.3)
Issuance of common stock			(69.4)				129.8		60.4
Forward obligation to purchase treasury shares			(150.0)						(150.0)
Repurchase of common stock (340,576 shares)							(28.2)		(28.2)
Non-controlling interest buyout								(0.6)	(0.6)
Non-controlling interests of acquired businesses								1.6	1.6
Stock-based compensation related			57.1						57.1
Tax benefit related to stock options exercised			10.8						10.8
ESOP and related tax benefit				1.8		9.6			11.4
Balance January 3, 2015	$—	$442.3	$4,727.1	$3,926.3	$(1,270.2)	$(43.6)	$(1,352.8)	$82.8	$6,511.9
Net earnings				883.7				(1.6)	882.1
Other comprehensive loss					(424.0)				(424.0)
Cash dividends declared — $2.14 per share				(319.9)					(319.9)
Issuance of common stock			(96.1)				231.4		135.3
Forward obligation to purchase treasury shares			(350.0)						(350.0)
Repurchase of common stock (9,227,564 shares)			263.9				(913.7)		(649.8)
Issuance of preferred stock	632.5								632.5
Redemption and conversion of preferred stock	(632.5)		(220.1)				220.1		(632.5)
Non-controlling interest buyout			0.8					(33.6)	(32.8)
Stock-based compensation related			67.9						67.9
Tax benefit related to stock options exercised			28.2						28.2
ESOP and related tax benefit				1.6		8.7			10.3
Balance January 2, 2016	$—	$442.3	$4,421.7	$4,491.7	$(1,694.2)	$(34.9)	$(1,815.0)	$47.6	$5,859.2

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

A. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION — The Consolidated Financial Statements include the accounts of Stanley Black & Decker, Inc. and its majority-owned subsidiaries (collectively the “Company”) which require consolidation, after the elimination of intercompany accounts and transactions. The Company’s fiscal year ends on the Saturday nearest to December 31. There were 52 weeks in the fiscal year 2015, 53 weeks in the fiscal year 2014 and 52 weeks in the fiscal year 2013.

During the first quarter of 2015, the Company combined the Construction & Do-It-Yourself ("CDIY") business with certain complementary elements of the Industrial and Automotive Repair ("IAR") and Healthcare businesses (formerly part of the Industrial and Security segments, respectively) to form one Tools & Storage business. The Company recast segment net sales and profit for all years presented to align with this change in organizational structure. There was no impact to the consolidated financial statements of the Company as a result of this change.
During the fourth quarter of 2014, the Company classified the Security segment’s Spain and Italy operations as held for sale based on management's intention to sell these businesses. In July 2015, the Company completed the sale of these businesses. In the third quarter of 2013, the Company classified two small businesses within the Security and Industrial segments as held for sale based on management's intention to sell these businesses. These businesses were sold in 2014. In December 2012, the Company sold its Hardware & Home Improvement business ("HHI"), including the residential portion of Tong Lung Metal Industry Co. ("Tong Lung"), to Spectrum Brands Holdings, Inc. ("Spectrum") for approximately $1.4 billion in cash. The purchase and sale agreement stipulated that the sale occur in a First and Second Closing. The First Closing, which excluded the residential portion of the Tong Lung business, occurred on December 17, 2012 and resulted in an after-tax gain of $358.9 million. The Second Closing, in which the residential portion of the Tong Lung business was sold for $93.5 million in cash, occurred on April 8, 2013 and resulted in an after-tax gain of $4.7 million. The operating results of the above businesses have been reported as discontinued operations in the Consolidated Financial Statements. The consolidated balance sheet as of January 3, 2015 aggregates amounts associated with discontinued operations as described above. Refer to Note T, Discontinued Operations, for further discussion.
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
FOREIGN CURRENCY — For foreign operations with functional currencies other than the U.S. dollar, asset and liability accounts are translated at current exchange rates, while income and expenses are translated using average exchange rates. Translation adjustments are reported in a separate component of shareowners’ equity and exchange gains and losses on transactions are included in earnings.
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
GOODWILL AND INTANGIBLE ASSETS — Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Intangible assets acquired are recorded at estimated fair value. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are tested for impairment annually during the third quarter, and at any time when events suggest an impairment more likely than not has occurred. To assess goodwill for impairment, the Company, depending on relevant facts and circumstances, performs either a qualitative assessment, as permitted by ASU 2011-08, "Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment," or a quantitative analysis utilizing a discounted cash flow valuation model.
In performing a qualitative assessment, the Company first assesses relevant factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company identifies and considers the significance of relevant key factors, events, and circumstances that could affect the fair value of each reporting unit. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as actual and planned financial performance. The Company also assesses changes in each reporting unit's fair value and carrying amount since the most recent date a fair value measurement was performed. In performing a quantitative analysis, the Company determines the fair value of a reporting unit using management’s assumptions about future cash flows based on long-range strategic plans. This approach incorporates many assumptions including discount rates, future growth rates and expected profitability. In the event the carrying value of a reporting unit exceeded its fair value, an impairment loss would be recognized to the extent the carrying amount of the reporting unit’s goodwill exceeded the implied fair value of the goodwill.
Indefinite-lived intangible assets are tested for impairment by comparing the carrying amounts to the current fair market values, usually determined by the estimated cost to lease the assets from third parties. Intangible assets with definite lives are amortized over their estimated useful lives generally using an accelerated method. Under this accelerated method, intangible assets are amortized reflecting the pattern over which the economic benefits of the intangible assets are consumed. Definite-lived intangible assets are also evaluated for impairment when impairment indicators are present. If the carrying amount exceeds the total undiscounted future cash flows, a discounted cash flow analysis is performed to determine the fair value of the asset. If the carrying amount of the asset were to exceed the fair value, it would be written down to fair value. No significant goodwill or other intangible asset impairments were recorded during 2015, 2014 or 2013, with the exception of the goodwill and intangible assets related to the Security segment's Spain & Italy operations, which were classified as held for sale in the fourth quarter of 2014 and subsequently sold in 2015. Refer to Note T, Discontinued Operations, for further discussion.
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
In the event it becomes probable the forecasted transaction to which a cash flow hedge relates will not occur, the derivative would be terminated and the amount in other comprehensive income would generally be recognized in earnings. Changes in the fair value of derivatives used as hedges of the net investment in foreign operations, to the extent they are effective, are reported in other comprehensive income and are deferred until the subsidiary is sold. Changes in the fair value of derivatives designated as hedges under ASC 815, “Derivatives and Hedging”, including any portion that is considered ineffective, are reported in earnings in the same caption where the hedged items are recognized. Changes in the fair value of derivatives not designated as hedges under ASC 815 are reported in earnings in Other-net. Refer to Note I, Derivative Financial Instruments, for further discussion.
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
Multiple Element Arrangements: Approximately seven percent of the Company’s revenues are generated from multiple element arrangements, primarily in the Security segment. When a sales agreement involves multiple elements, deliverables are separately identified and consideration is allocated based on their relative selling price in accordance with ASC 605-25, “Revenue Recognition — Multiple-Element Arrangements.”
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
ADVERTISING COSTS — Television advertising is expensed the first time the advertisement airs, whereas other advertising is expensed as incurred. Advertising costs are classified in SG&A and amounted to $101.7 million in 2015, $121.5 million in 2014, and $121.1 million in 2013. Expense pertaining to cooperative advertising with customers reported as a reduction of Net Sales was $211.9 million in 2015, $206.5 million in 2014, and $172.4 million in 2013. Cooperative advertising with customers classified as SG&A expense amounted to $6.4 million in 2015, $6.2 million in 2014, and $6.0 million in 2013.
SALES TAXES — Sales and value added taxes collected from customers and remitted to governmental authorities are excluded from Net Sales reported in the Consolidated Statements of Operations.
SHIPPING AND HANDLING COSTS — The Company generally does not bill customers for freight. Shipping and handling costs associated with inbound freight are reported in Cost of sales. Shipping costs associated with outbound freight are reported as a reduction of Net Sales and amounted to $183.0 million, $226.2 million, and $201.6 million in 2015, 2014, and 2013, respectively. Distribution costs are classified as SG&A and amounted to $229.3 million, $243.2 million and $229.5 million in 2015, 2014 and 2013, respectively.
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
INCOME TAXES — The Company accounts for income taxes under the asset and liability method in accordance with ASC 740, "Income Taxes", which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. Any changes in tax rates on deferred tax assets and liabilities are recognized in income in the period that includes the enactment date.

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
The Company records uncertain tax positions in accordance with ASC 740, which requires a two-step process. First, management determines whether it is more likely than not that a tax position will be sustained based on the technical merits of the position and second, for those tax positions that meet the more likely than not threshold, management recognizes the largest amount of the tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related taxing authority. The Company maintains an accounting policy of recording interest and penalties on uncertain tax positions as a component of Income taxes on continuing operations in the Consolidated Statements of Operations.

The Company is subject to income tax in a number of locations, including many state and foreign jurisdictions. Significant judgment is required when calculating the worldwide provision for income taxes. Many factors are considered when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company's unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlements of ongoing audits or final decisions in transfer pricing matters. The Company periodically assesses its liabilities and contingencies for all tax years still subject to audit based on the most current available information, which involves inherent uncertainty.
EARNINGS PER SHARE — Basic earnings per share equals net earnings attributable to Stanley Black & Decker, Inc., less earnings allocated to restricted stock units with non-forfeitable dividend rights (if applicable), divided by weighted-average shares outstanding during the year. Diluted earnings per share include the impact of common stock equivalents using the treasury stock method when the effect is dilutive.
NEW ACCOUNTING STANDARDS — In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The main objective of this update is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The new guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” The objective of this update is to simplify the presentation of deferred income taxes by requiring all deferred tax assets and liabilities to be classified as noncurrent in the statement of financial position. The amendments in this update do not affect the current requirement to offset deferred tax assets and liabilities for each tax-paying component within a tax jurisdiction. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, and can be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” This update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The ASU requires that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This ASU is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted.

In August 2015, the FASB issued ASU 2015-15, "Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements." This ASU provides additional guidance to ASU 2015-03, discussed further below, which did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-15 noted that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company will adopt this guidance in the first quarter of 2016 and does not expect it to have a material impact on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." This ASU changes the measurement principle for certain inventory methods from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU does not apply to inventory that is measured using Last-in First-out ("LIFO") or the retail inventory method. The provisions of ASU 2015-11 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-04, "Compensation - Retirement Benefits (Subtopic 715): Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets." This update provides a practical expedient that permits a company to measure defined benefit plan assets and obligations using the month-end date that is closest to the company's fiscal year-end and apply that practical expedient consistently from year to year. The practical expedient should be applied consistently to all plans if the company has more than one plan. This ASU is effective prospectively for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this standard in 2015 and it did not have an impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." The new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The standard also indicates that debt issuance costs do not meet the definition of an asset because they provide no future economic benefit. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance should be applied on a retrospective basis. The Company will adopt this guidance in the first quarter of 2016 and does not expect it to have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." The new standard amends the consolidation guidance in ASC 810 and significantly changes the consolidation analysis required under current generally accepted accounting principles. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect this new guidance to have a significant impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." The new revenue recognition standard outlines a comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new model provides a five-step analysis in determining when and how revenue is recognized. The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB affirmed its proposal to defer the effective date of the standard to annual reporting periods (and interim reporting periods within those years) beginning after December 15, 2017. Entities are permitted to apply the new revenue standard early, but not before the original effective date of annual periods beginning after December 15, 2016. The standard shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

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
B. ACCOUNTS AND NOTES RECEIVABLE

(Millions of Dollars)	2015	2014
Trade accounts receivable	$1,165.0	$1,204.6
Trade notes receivable	130.6	136.4
Other accounts receivable	109.1	116.4
Gross accounts and notes receivable	1,404.7	1,457.4
Allowance for doubtful accounts	(72.9)	(60.7)
Accounts and notes receivable, net	$1,331.8	$1,396.7
Long-term trade notes receivable, net	$182.1	$169.5
Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries. Adequate reserves have been established to cover anticipated credit losses. Long-term trade financing receivables of $182.1 million and $169.5 million at January 2, 2016 and January 3, 2015, respectively, are reported within Other Assets in the Consolidated Balance Sheets. Financing receivables and long-term financing receivables are predominantly related to certain security equipment leases with commercial businesses. Generally, the Company retains legal title to any equipment leases and bears the right to repossess such equipment in an event of default. All financing receivables are interest bearing and the Company has not classified any financing receivables as held-for-sale. Interest income earned from financing receivables that are not delinquent is recorded on the effective interest method. The Company considers any financing receivable that has not been collected within 90 days of original billing date as past-due or delinquent. Additionally, the Company considers the credit quality of all past-due or delinquent financing receivables as nonperforming.
The Company extended the terms of its accounts receivable sale program to January 5, 2018. According to the terms of that program the Company is required to sell certain of its trade accounts receivables at fair value to a wholly owned, consolidated, bankruptcy-remote special purpose subsidiary (“BRS”). The BRS, in turn, must sell such receivables to a third-party financial institution (“Purchaser”) for cash and a deferred purchase price receivable. The Purchaser’s maximum cash investment in the receivables at any time is $100.0 million. The purpose of the program is to provide liquidity to the Company. The Company accounts for these transfers as sales under ASC 860 “Transfers and Servicing.” Receivables are derecognized from the Company’s Consolidated Balance Sheets when the BRS sells those receivables to the Purchaser. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred purchase price receivable. At January 2, 2016, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.
At January 2, 2016 and January 3, 2015, $100.4 million and $100.3 million, respectively, of net receivables were derecognized. Gross receivables sold amounted to $1,580.4 million ($1,373.5 million, net) for the year ended January 2, 2016 and $1,421.2 million ($1,260.1 million, net) for the year ended January 3, 2015. These sales resulted in a pre-tax loss of $3.9 million and $3.6 million for the years ended January 2, 2016 and January 3, 2015, respectively. These pre-tax losses include servicing fees of $0.6 million for both the years ended January 2, 2016 and January 3, 2015. Proceeds from transfers of receivables to the Purchaser totaled $1,350.4 million and $1,262.1 million for the years ended January 2, 2016 and January 3, 2015, respectively. Collections of previously sold receivables, including deferred purchase price receivables, and all fees, which are settled one month in arrears, resulted in payments to the Purchaser of $1,350.4 million and $1,246.8 million for the years ended January 2, 2016 and January 3, 2015, respectively.

The Company’s risk of loss following the sale of the receivables is limited to the deferred purchase price receivable, which was $41.1 million at January 2, 2016 and $21.7 million at January 3, 2015. The deferred purchase price receivable will be repaid in cash as receivables are collected, generally within 30 days, and as such the carrying value of the receivable recorded approximates fair value. Delinquencies and credit losses on receivables sold were $0.3 million for both the years ended January 2, 2016 and January 3, 2015. Cash inflows related to the deferred purchase price receivable totaled $416.9 million for the year ended January 2, 2016 and $400.6 million for the year ended January 3, 2015. All cash flows under the program are reported as a component of changes in accounts receivable within operating activities in the Consolidated Statements of Cash Flows since all the cash from the Purchaser is either: 1) received upon the initial sale of the receivable; or 2) from the ultimate collection of the underlying receivables and the underlying receivables are not subject to significant risks, other than credit risk, given their short-term nature.
C. INVENTORIES

(Millions of Dollars)	2015	2014
Finished products	$1,085.0	$1,105.0
Work in process	136.1	141.4
Raw materials	305.3	316.3
Total	$1,526.4	$1,562.7
Net inventories in the amount of $651.0 million at January 2, 2016 and $600.4 million at January 3, 2015 were valued at the lower of LIFO cost or market. If the LIFO method had not been used, inventories would have been $26.7 million higher than reported at January 2, 2016 and $34.9 million higher than reported at January 3, 2015.
D. PROPERTY, PLANT AND EQUIPMENT

(Millions of Dollars)	2015	2014
Land	$129.2	$136.3
Land improvements	36.0	34.9
Buildings	525.3	542.8
Leasehold improvements	98.9	89.8
Machinery and equipment	1,979.9	1,895.9
Computer software	397.5	381.0
Property, plant & equipment, gross	$3,166.8	$3,080.7
Less: accumulated depreciation and amortization	(1,716.6)	(1,626.6)
Property, plant & equipment, net	$1,450.2	$1,454.1
Depreciation and amortization expense associated with property, plant and equipment was as follows:

(Millions of Dollars)	2015	2014	2013
Depreciation	$219.2	$229.5	$208.7
Amortization	37.7	33.9	29.3
Depreciation and amortization expense	$256.9	$263.4	$238.0

The amounts above are inclusive of depreciation and amortization expense for discontinued operations amounting to $2.7 million in 2014 and $2.8 million in 2013.
E. ACQUISITIONS

2015 ACQUISITIONS

The Company completed two small acquisitions for a total purchase price of $17.2 million, net of cash acquired, which are being integrated into the Company's Security segment.

2013 ACQUISITIONS

INFASTECH
On February 27, 2013, the Company acquired a 100% ownership interest in Infastech for a total purchase price of $826.4 million, net of cash acquired. Infastech designs, manufactures and distributes highly-engineered fastening technologies and applications for a diverse blue-chip customer base in the industrial, electronics, automotive, construction and aerospace end markets. The acquisition of Infastech added to the Company's strong positioning in specialty engineered fastening, an industry with solid growth prospects, and further expanded the Company's global footprint with its strong concentration in fast-growing emerging markets. Infastech is headquartered in Hong Kong and has been consolidated into the Company's Industrial segment.

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

GQ
On May 28, 2013, the Company purchased a 60% controlling share in Jiangsu Guoqiang Tools Co., Ltd. ("GQ") for a total purchase price of $48.5 million, net of cash acquired. GQ is a manufacturer and seller of power tools in both domestic and foreign markets. The acquisition of GQ complements the Company's existing power tools product offerings and further diversifies the Company's operations and international presence. GQ is headquartered in Qidong, China and has been consolidated into the Company's Tools & Storage segment. The estimated net liabilities acquired of GQ, including $20.4 million of intangible assets and $3.5 million of cash, totaled approximately $10.8 million and the resulting goodwill was $92.6 million. The total purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. In December 2015, the Company purchased the remaining 40% interest for a total purchase price of $33.5 million.

Four smaller acquisitions were completed during 2013 for a total purchase price of $40.9 million, net of cash acquired, which have been integrated into each of the Company’s three segments.

ACTUAL AND PRO-FORMA IMPACT FROM ACQUISITIONS
As noted above, the Company completed two small acquisitions in 2015 which did not have a significant impact on the Company's Consolidated Statements of Operations for the year ended January 2, 2016. The Company did not complete any acquisitions during 2014.
During 2013, the Company completed the acquisitions of Infastech, GQ and four smaller acquisitions. The following table presents supplemental pro-forma information for continuing operations for the year ended December 28, 2013 as if those acquisitions had occurred on January 2, 2012. This pro-forma information includes acquisition-related charges. The pro-forma consolidated results are not necessarily indicative of what the Company’s consolidated net sales and net earnings would have been had the Company completed these acquisitions on January 2, 2012. In addition, the pro-forma consolidated results do not reflect the actual or expected realization of any cost savings associated with the acquisitions.

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

F. GOODWILL AND INTANGIBLE ASSETS
GOODWILL — The changes in the carrying amount of goodwill by segment are as follows:

(Millions of Dollars)	Tools & Storage	Security	Industrial	Total
Balance January 3, 2015	$3,445.7	$2,398.0	$1,431.8	$7,275.5
Acquisition adjustments	—	11.8	—	11.8
Foreign currency translation and other	(102.3)	(92.6)	(8.1)	(203.0)
Balance January 2, 2016	$3,343.4	$2,317.2	$1,423.7	$7,084.3

As discussed previously, in the first quarter of 2015 the Company combined the CDIY business with certain complementary elements of the IAR and Healthcare business (formerly part of the Industrial and Security segments, respectively) to form one Tools & Storage business. As a result, the Company reclassed $569 million of goodwill to the Tools & Storage segment as of January 3, 2015 to reflect the change in organizational structure. There was no impact to the consolidated financial statements of the Company as a result of this change.

As required by the Company's policy, goodwill and indefinite-lived trade names were tested for impairment in the third quarter of 2015.  The Company assessed the fair value of its reporting units based on a discounted cash flow valuation model. The key assumptions used were discount rates and perpetual growth rates applied to cash flow projections. Also inherent in the discounted cash flow valuations were near-term revenue growth rates over the next five years. These assumptions contemplated business, market and overall economic conditions. The fair values of indefinite-lived trade names were also assessed using a discounted cash flow valuation model. The key assumptions used included discount rates, royalty rates and perpetual growth rates applied to projected sales. Based on the results of the testing in the third quarter of 2015, the Company determined that the fair values of each of its reporting units and indefinite-lived trade names exceeded their respective carrying amounts.

During the fourth quarter of 2015, in connection with its quarterly forecasting cycle, the Company updated the forecasted operating results for each of its businesses based on the most recent financial results and best estimates of future operations. The updated forecasts reflected an expected decline in near-term revenue growth and profitability for the Infrastructure reporting unit within the Industrial segment, primarily due to ongoing difficult market conditions in the oil & gas industry, particularly in certain markets such as China and Russia, as well as continued declines in scrap steel prices. Accordingly, in connection with the preparation of the Consolidated Financial Statements for the year ended January 2, 2016, the Company performed an updated impairment analysis with respect to the Infrastructure reporting unit, which included approximately $273 million of goodwill at year-end. Based on this analysis, which included revised assumptions of near-term revenue growth and profitability levels, it was determined that the fair value of the Infrastructure reporting unit exceeded its carrying value by 13%. Therefore, management concluded it was not more-likely-than-not that an impairment had occurred. Management is confident in the long-term viability and success of the Infrastructure reporting unit based on the strong long-term growth prospects of the markets and geographies served, the intensified focus and investments being made in organic growth initiatives (bolstered by the recently implemented SFS 2.0 program), and Infrastructure's leading market position in its respective industries.

In the event that future operating results of any of the Company's reporting units do not meet current expectations, management, based upon conditions at the time, would consider taking restructuring or other actions as necessary to maximize revenue growth and profitability. A thorough analysis of all the facts and circumstances existing at that time would need to be performed to determine if recording an impairment loss would be appropriate.

INTANGIBLE ASSETS — Intangible assets at January 2, 2016 and January 3, 2015 were as follows:

	2015		2014
(Millions of Dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets — Definite lives
Patents and copyrights	$50.6	$(44.2)	$52.8	$(43.9)
Trade names	164.8	(100.8)	165.7	(89.6)
Customer relationships	1,774.2	(995.5)	1,832.0	(893.1)
Other intangible assets	263.3	(148.7)	275.6	(140.3)
Total	$2,252.9	$(1,289.2)	$2,326.1	$(1,166.9)
Total indefinite-lived trade names are $1,577.8 million at January 2, 2016 and $1,592.5 million at January 3, 2015. The year-over-year change is due to currency fluctuations.
Aggregate intangible assets amortization expense by segment was as follows:

(Millions of Dollars)	2015	2014	2013
Tools & Storage	$39.0	$40.7	$47.2
Industrial	56.8	66.9	65.4
Security	61.3	78.8	90.7
Consolidated	$157.1	$186.4	$203.3
The 2014 and 2013 amounts above are inclusive of amortization expense for discontinued operations amounting to $2.9 million and $4.2 million, respectively.
Future amortization expense in each of the next five years amounts to $150.0 million for 2016, $140.3 million for 2017, $131.1 million for 2018, $116.1 million for 2019, $96.5 million for 2020 and $329.7 million thereafter.

G. ACCRUED EXPENSES
Accrued expenses at January 2, 2016 and January 3, 2015 were as follows:

(Millions of Dollars)	2015	2014
Payroll and related taxes	$271.8	$282.7
Income and other taxes	157.6	139.2
Customer rebates and sales returns	66.5	71.3
Insurance and benefits	71.8	77.2
Accrued restructuring costs	58.7	97.6
Derivative financial instruments	49.8	95.0
Warranty costs	67.8	69.2
Deferred revenue	89.2	84.4
Forward share purchase contract	150.0	—
Other	278.7	305.3
Total	$1,261.9	$1,221.9
H. LONG-TERM DEBT AND FINANCING ARRANGEMENTS
Long-term debt and financing arrangements at January 2, 2016 and January 3, 2015 follow:

(Millions of Dollars)	Interest Rate	2015	2014
Notes payable due 2018*	*	$632.5	$632.5
Notes payable due 2018 (junior subordinated)	2.25%	345.0	345.0
Notes payable due 2021	3.40%	407.9	403.9
Notes payable due 2022	2.90%	753.9	753.8
Notes payable due 2028	7.05%	167.0	166.0
Notes payable due 2040	5.20%	363.5	362.1
Notes payable due 2052 (junior subordinated)	5.75%	750.0	750.0
Notes payable due 2053 (junior subordinated)	5.75%	402.7	398.7
Other, payable in varying amounts through 2019	0.00% - 2.43%	19.2	33.7
Total long-term debt, including current maturities		$3,841.7	$3,845.7
Less: Current maturities of long-term debt		(5.1)	(5.9)
Long-term debt		$3,836.6	$3,839.8
*See full discussion on 2018 Notes Payable below.

Aggregate annual principal maturities of long-term debt for each of the years from 2016 to 2020 are $4.7 million, $4.2 million, $980.9 million, $5.0 million, $1.3 million, respectively, and $2,854.9 million thereafter. These maturities represent the principal amounts to be paid and accordingly exclude the remaining $13.2 million of unamortized fair value adjustments made in purchase accounting, which increased the Black & Decker note payable due 2028, as well as a loss of $22.5 million pertaining to fair value adjustments and unamortized interest rate swap termination gains on interest rate swaps as described in Note I, Derivative Financial Instruments. Interest paid during 2015, 2014 and 2013 amounted to $176.6 million, $181.5 million and $172.6 million, respectively.
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
In November 2012, the Company issued $800 million of senior unsecured term notes, maturing on November 1, 2022 (“2022 Term Notes”) with fixed interest payable semi-annually, in arrears, at a rate of 2.90% per annum. The 2022 Term Notes are unsecured and rank equally with all of the Company's existing and future unsecured and unsubordinated debt. The Company received net proceeds of $793.9 million which reflects a discount of $0.7 million and $5.4 million of underwriting expenses and other fees associated with the transaction. The Company used the net proceeds from the offering for general corporate purposes, including repayment of short term borrowings. The 2022 Term Notes include a Change of Control provision that would apply should a Change of Control event (as defined in the Indenture governing the 2022 Term Notes) occur. The Change of Control provision states that the holders of the Term Notes may require the Company to repurchase, in cash, all of the outstanding 2022 Term Notes for a purchase price at 101.0% of the original principal amount, plus any accrued and unpaid interest outstanding up to the repurchase date. In December 2014, the Company repurchased $45.7 million of the 2022 Term Notes and paid $45.3 million cash and recognized a net pre-tax gain of less than $0.1 million after expensing $0.3 million of related loan discount costs and deferred financing fees. At January 2, 2016, the Company's carrying value includes $0.4 million of unamortized discount.
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
At January 2, 2016, the Company's carrying value of its $400.0 million notes payable due 2021 includes a loss of $2.7 million pertaining to the fair value adjustment of fixed-to-floating interest rate swaps, $10.8 million pertaining to the unamortized gain on previously terminated swaps and a $0.2 million unamortized discount on the notes.
At January 2, 2016, the Company's carrying value on its $150.0 million notes payable due 2028 includes gains of $3.8 million pertaining to the fair value adjustment of the fixed-to-floating interest rate swaps and $13.2 million associated with fair value adjustments made in purchase accounting.
At January 2, 2016, the Company's carrying value of its $400.0 million notes payable due in 2040 includes $36.2 million pertaining to the unamortized loss on previously terminated fixed-to-floating interest rate swaps and a $0.3 million unamortized discount on the notes.

At January 2, 2016, the Company's carrying value of its $400.0 million 2053 Junior Subordinated Debentures includes a $2.7 million gain pertaining to the fair value adjustment of the fixed-to-floating interest rate swaps.
Unamortized gains and fair value adjustments associated with interest rate swaps are more fully discussed in Note I, Derivative Financial Instruments.
Commercial Paper and Credit Facilities
At January 2, 2016, and January 3, 2015, the Company had no commercial paper borrowings outstanding against the Company’s $2.0 billion commercial paper program.

In December 2015, the Company amended and restated its existing five-year $1.5 billion committed credit facility with the concurrent execution of a new five-year $1.75 billion committed credit facility (the “Credit Agreement”). Borrowings under the Credit Agreement may include U.S. Dollars up to the $1.75 billion commitment or in Euro or Pounds Sterling subject to a foreign currency sub-limit of $400.0 million and bear interest at a floating rate dependent upon the denomination of the borrowing. Repayments must be made on December 18, 2020 or upon an earlier termination date of the Credit Agreement, at the election of the Company. The Credit Agreement is designated to be a liquidity back-stop for the Company's $2.0 billion commercial paper program. As of January 2, 2016, the Company has not drawn on this commitment.
In addition, the Company has short-term lines of credit that are primarily uncommitted, with numerous banks, aggregating $743.8 million, of which $644.1 million was available at January 2, 2016. Short-term arrangements are reviewed annually for renewal.
At January 2, 2016, the aggregate amount of committed and uncommitted, long- and short-term lines was $2.7 billion, of which $2.5 million was recorded as short-term borrowings at January 2, 2016 excluding commercial paper borrowings outstanding. In addition, $99.8 million of the short-term credit lines was utilized primarily pertaining to outstanding letters of credit for which there are no required or reported debt balances. The weighted average interest rates on short-term borrowings, primarily commercial paper, for the fiscal years ended January 2, 2016 and January 3, 2015 were 0.4% and 0.2%, respectively.
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

Equity Purchase Contracts:
Each Equity Purchase Contract obligates the holders to purchase, on November 17, 2016, for a price of $100, between 1.0122 and 1.2399 shares of the Company’s common stock (subject to customary anti-dilution adjustments) or approximately 3.5 to 4.3 million common shares, respectively. As of January 2, 2016, due to customary anti-dilution provisions, the settlement rate on the Equity Units Stock was 1.0140 (equivalent to a conversion price of approximately $98.62 per common share). If a fundamental change occurs, in certain circumstances, the number of shares of common stock deliverable upon settlement of the Equity Purchase Contracts will be increased by a make-whole amount, resulting in the issuance of a maximum of approximately 6.1 million shares of common stock. Upon settlement of the Equity Purchase Contracts on November 17, 2016, the Company will receive additional cash proceeds or debt extinguishment of $345.0 million. The Junior Subordinated 2018 Notes, described further below, are initially pledged as collateral to secure the holders’ obligations to purchase the Company’s common stock under the terms of the Equity Purchase Contracts. Equity Purchase Contract holders may elect to settle their obligations under the Equity Purchase Contracts early, in cash.

Holders of the Equity Purchase Contracts are paid contract adjustment payments (“Contract Adjustment Payments”) at a rate of 4.00% per annum, payable quarterly in arrears on February 17, May 17, August 17 and November 17 of each year, commencing February 17, 2014. The $40.2 million present value of the Contract Adjustment Payments reduced Shareowners’ Equity upon issuance of the Equity Units and a related liability for the present value of the cash payments of $40.2 million was recorded. As each quarterly Contract Adjustment Payment is made, the related liability is reduced and the difference between the cash payment and the present value of the Contract Adjustment Payment of approximately $0.6 million is accreted to interest expense over the three-year term. As of January 2, 2016, the present value of the Contract Adjustment Payments was $13.6 million.

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

The Company may elect, at its option, to remarket the 2018 Junior Subordinated Notes early during a period beginning on August 12, 2016 and ending October 26, 2016. Unless an early remarketing is successful, the Company will be required to remarket the 2018 Junior Subordinated Notes during a final remarketing period beginning on November 7, 2016 and ending November 14, 2016. Holders of Equity Units may elect not to participate in the remarketing by creating “Treasury Units” (replacing the 2018 Junior Subordinated Notes with zero-coupon U.S. Treasury securities as substitute collateral to secure their obligations under the Equity Purchase Contracts) or “Cash Settled Units” (replacing the 2018 Junior Subordinated Notes with cash as substitute collateral to secure their obligations under the Equity Purchase Contracts), or by settling the Equity Purchase Contracts early in cash prior to November 17, 2016. Upon a successful remarketing, the proceeds attributable to 2018 Junior Subordinated Notes that were components of Equity Units will be used to satisfy in full the Equity Unit holders’ obligations to purchase the Company’s common stock under the Equity Purchase Contracts (or, in the case of an early remarketing, will be used to purchase a portfolio of U.S. Treasury securities, the proceeds of which will be used to satisfy such obligations). At the time of the remarketing: (1) the interest rate on the 2018 Junior Subordinated Notes may be re-set and (2) the ranking of the 2018 Junior Subordinated Notes will change such that they rank senior to all of the Company’s existing and future unsecured junior subordinated debt and junior to all of the Company’s existing and future senior debt.

Interest expense of $7.8 million was recorded for both 2015 and 2014 related to the contractual interest coupon on the 2018 Junior Subordinated Notes.

Capped Call Transactions:
In order to offset the potential economic dilution associated with the common shares issuable upon settlement of the Equity Purchase Contracts, the Company entered into capped call transactions with a major financial institution (the “counterparty”). The capped call transactions cover, subject to customary anti-dilution adjustments, the number of shares equal to the number of shares issuable upon settlement of the Equity Purchase Contracts at the 1.0122 minimum settlement rate. The capped call transactions have a term of approximately three years and initially had a lower strike price of $98.80, which corresponds to the minimum settlement rate of the Equity Purchase Contracts, and an upper strike price of $112.91, which is approximately 40% higher than the closing price of the Company's common stock on November 25, 2013, and are subject to customary anti-dilution adjustments. With respect to the impact on the Company, the capped call transactions and Equity Units, when taken together, result in the economic equivalent of having the conversion price on Equity Units at $112.71, the upper strike of the capped call as of January 2, 2016. The Company paid $9.7 million of cash to fund the cost of the capped call transactions, which was recorded as a reduction of Shareowners’ Equity. The capped call transactions may be settled by net share settlement or, at the Company’s option and subject to certain conditions, cash settlement, physical settlement or modified physical settlement (in which case the number of shares the Company will receive will be reduced by a number of shares based on the excess, if any, of the volume-weighted average price of its common stock, as measured under the terms of the capped call transactions, over the upper strike price of the capped call transactions). If the capped call transactions are exercised and the volume-weighted average price per share of common stock, as measured under the terms of the capped call transactions, is greater than the lower strike price of the capped call transactions but not greater than the upper strike price of the capped call transactions, then the value the Company expects to receive from the capped call counterparties will be generally based on the amount of such excess. As a result, the capped call transactions may offset the potential dilution upon settlement of the Equity Purchase Contracts. If, however, the volume-weighted average price per share of common stock, as measured under the terms of the capped call transactions, exceeds the upper strike price of the capped call transactions, the value the Company expects to receive upon settlement of the capped call transactions (or portions thereof) will be approximately equal to (x) the excess of the upper strike price of the capped call transactions over the lower strike price of the capped call transactions times (y) the number of shares of common stock relating to the capped call transactions (or the portions thereof) being exercised, in each case as determined under the terms of the capped call transactions. As a result, the dilution mitigation under the capped call transactions will be limited based on such capped value. See Note J, Capital Stock, for further details on the capped call transactions.

Convertible Preferred Units
In November 2010, the Company issued 6,325,000 Convertible Preferred Units (the “Convertible Preferred Units”), each with a stated amount of $100. The Convertible Preferred Units were comprised of a 1/10, or 10%, undivided beneficial ownership in a $1,000 principal amount junior subordinated note (the “Note”) and a Purchase Contract (the “Purchase Contract”) obligating holders to purchase one share of the Company’s 4.75% Series B Perpetual Cumulative Convertible Preferred Stock (the “Convertible Preferred Stock”). The Company received $613.5 million in cash proceeds from the Convertible Preferred Units offering, net of underwriting fees.
Purchase Contracts:
Each Purchase Contract obligated the holder to purchase, on November 17, 2015, for $100, one newly-issued share of Convertible Preferred Stock.
Holders of the Purchase Contracts were paid contract adjustment payments (“contract adjustment payments”) at a rate of 0.50% per annum, payable quarterly in arrears on February 17, May 17, August 17 and November 17 of each year. The $14.9 million present value of the contract adjustment payments reduced Shareowners’ Equity at inception. As each quarterly contract adjustment payment was made, the related liability was relieved with the difference between the cash payment and the present value of the contract adjustment payment recorded as interest expense.
In accordance with the Purchase Contracts, on November 17, 2015, the Company issued 6,325,000 shares of Convertible Preferred Stock and made the final contract adjustment payment on the Purchase Contracts. The purchase price for the Convertible Preferred Stock was paid using the proceeds of the remarketing described below.
Convertible Preferred Stock:
Holders of the Convertible Preferred Stock were entitled to receive cumulative cash dividends at the rate of 4.75% per annum of the $100 liquidation preference per share of the Convertible Preferred Stock. Dividends on the Convertible Preferred Stock were payable, when, as and if declared by the Company’s board of directors, quarterly in arrears in conjunction with the contract adjustment payments.
On November 18, 2015, the Company informed holders that it would redeem, on December 24, 2015 (the “Redemption Date”), all outstanding shares of Convertible Preferred Stock that had not previously been converted at a redemption price of $100.49 per share in cash (the “Redemption Price”), which was equal to the liquidation preference per share of Convertible Preferred Stock of $100, plus accrued and unpaid dividends thereon to, but excluding, the Redemption Date.

Substantially all of the holders of Convertible Preferred Stock elected to convert their shares of Convertible Preferred Stock prior to the Redemption Date. The Company elected to settle all conversions of Convertible Preferred Stock through combination settlement, with a specified dollar amount of $100. The amounts due upon conversion were equal to the sum of the Daily Settlement Amounts for each of the 20 consecutive trading days during the observation period, November 23, 2015 through December 21, 2015. Daily Settlement Amount means, for each of the 20 consecutive trading days during the observation period: (1) cash equal to the lesser of (A) $5.00 and (B) 1/20th of the product of the (i) applicable conversion rate on such trading day and (ii) the daily volume-weighted average price of common stock on such trading day (the “Daily Conversion Value”); and (2) to the extent the Daily Conversion Value for such trading day exceeds $5.00, a number of shares of common stock equal to (A) the difference between such Daily Conversion Value and $5.00, divided by (B) the daily volume-weighted average price for such trading day.

The Company settled all conversions on December 24, 2015 by paying $632.5 million in cash for the $100 par value per share of Convertible Preferred Stock and issuing 2.9 million common shares for the excess value of the conversion feature above the $100 face value per share of Convertible Preferred Stock. The conversion rates used in calculating the Daily Conversion Value during the observation period, were 1.3763 (equivalent to a conversion price set at $72.66 per common share) prior to December 2, 2015 and 1.3789 (equivalent to a conversion price set at $72.52 per common share) on and after December 2, 2015.

Notes:
The $632.5 million principal amount of the Notes are due November 17, 2018. At maturity, the Company is obligated to repay the principal in cash. The Notes initially bore interest at an initial rate of 4.25% per annum, initially payable quarterly in arrears on the same dates as the contract adjustment payments. The Notes are the Company’s direct, unsecured general obligations and are subordinated and junior in right of payment to the Company’s existing and future senior indebtedness. The Notes initially ranked equally in right of payment with all of the Company’s other junior subordinated debt. The interest rate, payment dates and ranking of the notes were reset in connection with the remarketing, as described below. The Notes were initially pledged as collateral to guarantee the obligations of holders of Purchase Contracts to purchase Convertible Preferred Stock. Upon completion of the remarketing, the Notes were released from that pledge arrangement.

The Company successfully remarketed the Notes on November 5, 2015. In connection with the remarketing, the interest rate on the notes was reset, effective on the November 17, 2015 settlement date of the remarketing, to a rate of 2.45% per annum, payable semi-annually in arrears on May 17 and November 17 of each year, commencing May 17, 2016. Following settlement of the remarketing, the Notes remain the Company’s direct, unsecured general obligations subordinated and junior in right of payment to the Company’s existing and future senior indebtedness, but the Notes rank senior in right of payment to specified junior indebtedness on the terms and to the extent set forth in the indentures governing such junior indebtedness.

The remarketing resulted in proceeds of $632.5 million. The Company did not directly receive any proceeds from the remarketing. Instead, the proceeds of remarketing were automatically applied to satisfy in full the related unit holders’ obligations to purchase Convertible Preferred Stock under their Purchase Contracts.
Interest expense of $1.9 million was recorded for 2015, related to the contractual interest coupon on the 2018 Subordinated Notes based upon the 2.45% annual rate and $23.3 million was recorded in 2015 and $26.9 million each for 2014 and 2013, related to the contractual interest coupon on the Notes based upon the 4.25% annual rate.
The unamortized deferred issuance cost of the Notes was $5.0 million at January 2, 2016, and will be recorded to interest expense over the term of the underlying Notes.
Equity Option:
In order to offset the common shares that were deliverable upon conversion of shares of Convertible Preferred Stock, the Company entered into capped call transactions (equity options) with certain major financial institutions (the “capped call counterparties”). The capped call transactions cover, subject to anti-dilution adjustments, the number of shares of common stock equal to the number of shares of common stock underlying the maximum number of shares of Convertible Preferred Stock issuable upon settlement of the Purchase Contracts. Each of the capped call transactions had an original term of approximately five years and initially has a lower strike price of $75.00, which corresponds to the initial conversion price of the Convertible Preferred Stock, and an upper strike price of $97.95, which was approximately 60% higher than the closing price of the common stock on November 1, 2010. The Company paid $50.3 million of cash to fund the cost of the capped call transactions, which was recorded as a reduction of Shareowners’ Equity. On August 5, 2015, the Company terminated the capped call options on its common stock and received 1,692,778 shares of common stock.

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
Financial instruments are not utilized for speculative purposes. If the Company elects to do so and if the instrument meets the criteria specified in ASC 815, "Derivatives and Hedging", management designates its derivative instruments as cash flow hedges, fair value hedges or net investment hedges. Generally, commodity price exposures are not hedged with derivative financial instruments and instead are actively managed through customer pricing initiatives, procurement-driven cost reduction initiatives and other productivity improvement projects.

A summary of the fair value of the Company’s derivatives recorded in the Consolidated Balance Sheets at January 2, 2016 and January 3, 2015 follows:

(Millions of Dollars)	Balance Sheet Classification	2015	2014	Balance Sheet Classification	2015	2014
Derivatives designated as hedging instruments:
Interest Rate Contracts Cash Flow	LT other assets	$—	$—	LT other liabilities	$41.1	$34.3
Interest Rate Contracts Fair Value	Other current assets	14.9	13.2	Accrued expenses	2.5	1.1
	LT other assets	1.4	—	LT other liabilities	5.2	19.1
Foreign Exchange Contracts Cash Flow	Other current assets	21.9	43.3	Accrued expenses	1.8	1.7
	LT other assets	3.7	—	LT other liabilities	—	—
Net Investment Hedge	Other current assets	30.3	75.4	Accrued expenses	4.8	0.1
		$72.2	$131.9		$55.4	$56.3
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$7.1	$12.3	Accrued expenses	$40.7	$92.1
		$7.1	$12.3		$40.7	$92.1
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
In 2015 and 2014, significant cash flows related to derivatives including those that are separately discussed in Cash Flow Hedges, Fair Value Hedges and Net Investment Hedges below resulted in net cash received of $144.4 million and net cash paid of $14.6 million, respectively.
CASH FLOW HEDGES — There was a $52.1 million and a $50.9 million after-tax loss as of January 2, 2016 and January 3, 2015, respectively, reported for cash flow hedge effectiveness in Accumulated other comprehensive loss. An after-tax gain of $12.7 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next twelve months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies and interest rates through the maturity dates.

The tables below detail pre-tax amounts reclassified from Accumulated other comprehensive loss into earnings for active derivative financial instruments during the periods in which the underlying hedged transactions affected earnings for the twelve months ended January 2, 2016 and January 3, 2015 (in millions):

Year-to-date 2015	(Loss) Gain Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Interest Rate Contracts	$(6.8)	Interest Expense	$—	$—
Foreign Exchange Contracts	$52.5	Cost of sales	$57.4	$—

Year-to-date 2014	(Loss) Gain Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Interest Rate Contracts	$(34.3)	Interest Expense	$—	$—
Foreign Exchange Contracts	$40.6	Cost of sales	$0.2	$—
* Includes ineffective portion and amount excluded from effectiveness testing on derivatives.

For 2015 and 2014, the hedged items’ impact to the Consolidated Statement of Operations was a loss of $57.4 million and a loss of $0.2 million, respectively, in Cost of Sales. There was no impact related to the interest rate contracts’ hedged items for any period presented.
For 2015, an after-tax gain of $22.4 million and for 2014 and 2013, after-tax losses of $7.5 million and $11.7 million, respectively, were reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative financial instruments) during the periods in which the underlying hedged transactions affected earnings.
Interest Rate Contracts: The Company enters into interest rate swap agreements in order to obtain the lowest cost source of funds within a targeted range of variable to fixed-rate debt proportions. As of January 2, 2016, and for January 3, 2015, the Company had $400 million of forward starting swaps outstanding which were executed in 2014. The objective of the hedges is to offset the expected variability on future payments associated with the interest rate on debt instruments expected to be issued in 2018. Gains or losses on the swaps are recorded in Accumulated other comprehensive loss and will be subsequently reclassified into earnings as the future interest expense is recognized in earnings or as ineffectiveness occurs.
Foreign Currency Contracts
Forward Contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from subsidiaries with non-US dollar functional currencies which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases and sales of inventory. Gains and losses reclassified from Accumulated other comprehensive income (loss) for the effective and ineffective portions of the hedge as well as any amounts excluded from effectiveness testing are recorded in Cost of sales. Gains and losses incurred after a hedge has been de-designated are not recorded in Accumulated other comprehensive income (loss), but are recorded directly to the Consolidated Statements of Operations in Other-net. At January 2, 2016, the notional value of the forward currency contracts outstanding was $439.3 million, maturing on various dates through 2017. At January 3, 2015, the notional value of the forward currency contracts outstanding was $369.5 million, maturing on various dates in 2015.
Purchased Option Contracts: The Company and its subsidiaries enter into various intercompany transactions whereby the notional values are denominated in currencies other than the functional currencies of the party executing the trade. In order to better match the cash flows of its intercompany obligations with cash flows from operations, the Company enters into purchased option contracts. Gains and losses reclassified from Accumulated other comprehensive income (loss) for the effective and ineffective portions of the hedge as well as any amounts excluded from effectiveness testing are recorded in Cost of sales. At January 2, 2016, the notional value of option contracts outstanding was $197.4 million, maturing on various dates through 2016. As of January 3, 2015, the notional value of purchased option contracts was $185.0 million, maturing on various dates in 2015.
FAIR VALUE HEDGES
Interest Rate Risk: In an effort to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, the Company enters into interest rate swaps. In 2014, the Company entered into interest rate swaps on the first five years of the Company's $400 million 5.75% notes due 2053. In 2012, the Company entered into interest rate swaps with notional values which equaled the Company's $400 million 3.40% notes due 2021 and $150 million 7.05% notes due 2028. These interest rate swaps effectively converted the Company's fixed rate debt to floating rate debt based on LIBOR, thereby hedging the fluctuation in fair value resulting from changes in interest rates.
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
The changes in fair value of the interest rate swaps during the period were recognized in earnings as well as the offsetting changes in fair value of the underlying notes. The notional value of open contracts was $950.0 million as of both January 2, 2016 and January 3, 2015. A summary of the fair value adjustments relating to these swaps is as follows (in millions):

	Year-to-Date 2015		Year-to-Date 2014
Income Statement Classification	Gain/(Loss) on Swaps*	Gain /(Loss) on Borrowings	Gain/(Loss) on Swaps*	Gain /(Loss) on Borrowings
Interest Expense	$11.8	$(11.8)	$123.5	$(123.9)
* Includes ineffective portion and amount excluded from effectiveness testing on derivatives.
In addition to the fair value adjustments in the table above, the net swap accruals for each period and amortization of the gains on terminated swaps are also reported as a reduction of interest expense and totaled $14.2 million and $19.2 million for 2015 and 2014, respectively. Interest expense on the underlying debt was $47.1 million and $54.6 million for 2015 and 2014, respectively.
NET INVESTMENT HEDGES
Foreign Exchange Contracts: The Company utilizes net investment hedges to offset the translation adjustment arising from re-measurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive income (loss) were a gain of $11.8 million and a loss of $37.2 million at January 2, 2016 and January 3, 2015, respectively. As of January 2, 2016, the Company had foreign exchange contracts that mature on various dates through 2016 with notional values totaling $1.9 billion outstanding hedging a portion of its British pound sterling, Mexican peso, Japanese yen, Swedish krona, Euro and Canadian dollar denominated net investment. As of January 3, 2015, the Company had foreign exchange contracts maturing on various dates through 2015 with notional values totaling $1.3 billion outstanding hedging a portion of its British pound sterling, Mexican peso, Japanese yen and Canadian denominated net investment. For the year ended January 2, 2016 and January 3, 2015, maturing foreign exchange contracts resulted in net cash received of $137.7 million and net cash paid of $61.4 million, respectively. Gains and losses on net investment hedges remain in Accumulated other comprehensive income (loss) until disposal of the underlying assets. The pre-tax gain or loss from fair value changes was as follows (in millions):

	Year-to-Date 2015			Year-to-Date 2014
Income Statement Classification	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement
Other-net	$75.5	$—	$—	$64.0	$—	$—
*Includes ineffective portion and amount excluded from effectiveness testing.
UNDESIGNATED HEDGES
Foreign Exchange Contracts: Currency swaps and foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the contracts outstanding at January 2, 2016 was $2.0 billion of forward contracts maturing on various dates through 2016. The total notional amount of the contracts outstanding at January 3, 2015 was $1.9 billion of forward contracts maturing on various dates through 2015. The income statement impacts related to derivatives not designated as hedging instruments for 2015 and 2014 are as follows (in millions):

Derivatives Not Designated as Hedging Instruments under ASC 815	Income Statement Classification	Year-to-Date 2015 Amount of Gain (Loss) Recorded in Income on Derivative	Year-to-Date 2014 Amount of Gain (Loss) Recorded in Income on Derivative
Foreign Exchange Contracts	Other-net	$(8.9)	$(75.1)
J. CAPITAL STOCK
EARNINGS PER SHARE — The following table reconciles net earnings attributable to common shareowners and the weighted average shares outstanding used to calculate basic and diluted earnings per share for the fiscal years ended January 2, 2016, January 3, 2015, and December 28, 2013.

Earnings per Share Computation:

	2015	2014	2013
Numerator (in millions):
Net earnings from continuing operations attributable to common shareowners	$903.8	$857.2	$520.0
Net loss from discontinued operations	(20.1)	(96.3)	(29.7)
Net earnings attributable to common shareowners	$883.7	$760.9	$490.3
Less: Earnings attributable to participating restricted stock units (“RSU’s”)	—	—	0.2
Net Earnings — basic	$883.7	$760.9	$490.1
Net Earnings — diluted	$883.7	$760.9	$490.3

	2015	2014	2013
Denominator (in thousands):
Basic earnings per share –– weighted-average shares	148,234	156,090	155,237
Dilutive effect of stock options and awards	4,472	3,647	3,539
Diluted earnings per share –– weighted-average shares	152,706	159,737	158,776

	2015	2014	2013
Earnings (loss) per share of common stock:
Basic earnings (loss) per share of common stock:
Continuing operations	$6.10	$5.49	$3.35
Discontinued operations	(0.14)	(0.62)	(0.19)
Total basic earnings per share of common stock	$5.96	$4.87	$3.16
Diluted earnings (loss) per share of common stock:
Continuing operations	$5.92	$5.37	$3.28
Discontinued operations	(0.13)	(0.60)	(0.19)
Total dilutive earnings per share of common stock	$5.79	$4.76	$3.09
The following weighted-average stock options and warrants were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	2015	2014	2013
Number of stock options	646	634	307

As described in detail below, under "Other Equity Arrangements", the Company issued Equity Units comprised of $345.0 million of Notes and Equity Purchase Contracts, which obligate the holders to purchase on November 17, 2016, for $100, between 1.0122 and 1.2399 shares of the Company’s common stock. The shares related to the Equity Purchase Contracts were anti-dilutive during 2014 and through April 2015. Upon the November 17, 2016 settlement date, the Company will issue approximately 3.5 to 4.3 million shares of common stock, subject to customary anti-dilution adjustments, and expects to receive additional cash proceeds of $345.0 million.

COMMON STOCK ACTIVITY — Common stock activity for 2015, 2014 and 2013 was as follows:

	2015	2014	2013
Outstanding, beginning of year	157,125,450	155,479,230	159,952,027
Issued from treasury	6,046,405	1,986,796	3,828,056
Returned to treasury	(9,227,564)	(340,576)	(8,300,853)
Outstanding, end of year	153,944,291	157,125,450	155,479,230
Shares subject to the forward share purchase contract	(5,249,332)	(1,603,822)	—
Outstanding, less shares subject to the forward share purchase contract	148,694,959	155,521,628	155,479,230
The Company repurchased a total of 6,623,709 shares of common stock in 2015. Additionally, the Company net-share settled capped call options on its common stock and received 2,603,855 shares during 2015. For further detail on these transactions, see "Other Equity Arrangements" below.
In December 2015, the Company issued 2,869,169 shares of common stock to settle the conversion feature of the Convertible Preferred Stock issued and redeemed through a combination settlement. For further detail on these transactions, see "Other Equity Arrangements" below.
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
COMMON STOCK RESERVED — Common stock shares reserved for issuance under various employee and director stock plans at January 2, 2016 and January 3, 2015 are as follows:

	2015	2014
Employee stock purchase plan	2,104,326	2,286,365
Other stock-based compensation plans	7,994,342	10,164,264
Total shares reserved	10,098,668	12,450,629

PREFERRED STOCK PURCHASE RIGHTS — Each outstanding share of common stock has a 1 share purchase right. Each purchase right may be exercised to purchase one two-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $220.00, subject to adjustment. The rights, which do not have voting rights, expire on March 10, 2016, and may be redeemed by the Company at a price of $0.01 per right at any time prior to the tenth day following the public announcement that a person has acquired beneficial ownership of 15% or more of the outstanding shares of common stock. In the event that the Company is acquired in a merger or other business combination transaction, provision shall be made so that each holder of a right (other than a holder who is a 14.9%-or-more shareowner) shall have the right to receive, upon exercise thereof, that number of shares of common stock of the surviving Company having a market value equal to two times the exercise price of the right. Similarly, if anyone becomes the beneficial owner of more than 15% of the then outstanding shares of common stock (except pursuant to an offer for all outstanding shares of common stock which the independent directors have deemed to be fair and in the best interest of the Company), provision will be made so that each holder of a right (other than a holder who is a 14.9%-or-more shareowner) shall thereafter have the right to receive, upon exercise thereof, common stock (or, in certain circumstances, cash, property or other securities of the Company) having a market value equal to two times the exercise price of the right. At January 2, 2016, there were 148,694,959 outstanding rights.

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
The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used to value grants made in 2015, 2014 and 2013.

	2015	2014	2013
Average expected volatility	25.0%	27.0%	35.0%
Dividend yield	2.0%	2.2%	2.5%
Risk-free interest rate	1.9%	1.8%	1.6%
Expected term	5.3 years	5.3 years	5.3 years
Fair value per option	$21.94	$19.98	$20.70
Weighted average vesting period	2.8 years	2.8 years	2.8 years
Stock Options:
The number of stock options and weighted-average exercise prices are as follows:

	2015		2014		2013
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of year	7,324,081	$67.01	7,429,262	$61.69	9,056,493	$56.90
Granted	996,250	109.23	983,750	95.18	961,250	79.72
Exercised	(2,154,372)	56.70	(953,940)	54.02	(2,414,697)	50.75
Forfeited	(123,120)	100.99	(134,991)	85.01	(173,784)	80.97
Outstanding, end of year	6,042,839	$77.36	7,324,081	$67.01	7,429,262	$61.69
Exercisable, end of year	3,774,248	$65.71	5,146,400	$59.81	5,310,381	$57.10
At January 2, 2016, the range of exercise prices on outstanding stock options was $30.03 to $109.25. Stock option expense was $16.7 million, $16.5 million and $21.4 million for the years ended January 2, 2016, January 3, 2015 and December 28, 2013, respectively. At January 2, 2016, the Company had $32.6 million of unrecognized pre-tax compensation expense for stock options. This expense will be recognized over the remaining vesting periods which are 2.6 years on a weighted average basis.

During 2015, the Company received $122.2 million in cash from the exercise of stock options. The related tax benefit from the exercise of these options is $36.0 million. During 2015, 2014 and 2013, the total intrinsic value of options exercised was $102.7 million, $33.7 million and $72.0 million, respectively. When options are exercised, the related shares are issued from treasury stock.
ASC 718, “Compensation — Stock Compensation,” requires the benefit arising from tax deductions in excess of recognized compensation cost to be classified as a financing cash flow. To quantify the recognized compensation cost on which the excess tax benefit is computed, both actual compensation expense recorded and pro-forma compensation cost reported in disclosures are considered. An excess tax benefit is generated on the extent to which the actual gain, or spread, an optionee receives upon exercise of an option exceeds the fair value determined at the grant date; that excess spread over the fair value of the option times the applicable tax rate represents the excess tax benefit. In 2015, 2014 and 2013, the Company reported $21.2 million, $7.3 million and $15.2 million, respectively, of excess tax benefits as a financing cash flow within the proceeds from issuance of common stock caption.
Outstanding and exercisable stock option information at January 2, 2016 follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Ranges	Options	Weighted- average Remaining Contractual Life	Weighted- average Exercise Price	Options	Weighted- average Remaining Contractual Life	Weighted- average Exercise Price
$35.00 and below	86,247	2.94	$32.95	86,247	2.94	$32.95
$35.01 — 50.00	117,305	3.74	48.75	117,305	3.74	48.75
$50.01 — higher	5,839,287	6.93	78.59	3,570,696	5.59	67.06
	6,042,839	6.81	$77.36	3,774,248	5.47	$65.71
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
Employee Stock Purchase Plan:
The Employee Stock Purchase Plan (“ESPP”) enables eligible employees in the United States and Canada to subscribe at any time to purchase shares of common stock on a monthly basis at the lower of 85.0% of the fair market value of the shares on the grant date ($71.29 per share for fiscal year 2015 purchases) or 85.0% of the fair market value of the shares on the last business day of each month. A maximum of 6,000,000 shares are authorized for subscription. During 2015, 2014 and 2013, 182,039 shares, 128,144 shares and 172,259 shares, respectively, were issued under the plan at average prices of $71.80, $71.69, and $58.59 per share, respectively, and the intrinsic value of the ESPP purchases was $5.4 million, $1.9 million and $3.7 million, respectively. For 2015, the Company received $13.1 million in cash from ESPP purchases, and there is no related tax benefit. The fair value of ESPP shares was estimated using the Black-Scholes option pricing model. ESPP compensation cost is recognized ratably over the one-year term based on actual employee stock purchases under the plan. The fair value of the employees’ purchase rights under the ESPP was estimated using the following assumptions for 2015, 2014 and 2013, respectively: dividend yield of 2.2%, 2.5% and 2.5%; expected volatility of 19.0%, 25.0% and 28.0%; risk-free interest rates of 0.1% for all three years; and expected lives of one year. The weighted average fair value of those purchase rights granted in 2015, 2014 and 2013 was $31.41, $17.10 and $24.07, respectively. Total compensation expense recognized for ESPP amounted to $5.4 million for 2015, $2.1 million for 2014, and $4.3 million for 2013.
Restricted Share Units and Awards:
Compensation cost for restricted share units and awards, including restricted shares granted to French employees in lieu of RSU’s, (collectively “RSU’s”) granted to employees is recognized ratably over the vesting term, which varies but is generally 4 years. RSU grants totaled 349,768 shares, 559,955 shares and 368,059 shares in 2015, 2014 and 2013, respectively. The weighted-average grant date fair value of RSU’s granted in 2015, 2014 and 2013 was $107.43, $93.67 and $80.68 per share, respectively.
Total compensation expense recognized for RSU’s amounted to $30.9 million, $26.0 million and $32.6 million, in 2015, 2014 and 2013, respectively. The actual tax benefit received in the period the shares were delivered was $14.7 million. The excess tax benefit recognized was $7.0 million, $3.5 million, and $4.9 million in 2015, 2014 and 2013, respectively. As of January 2,

2016, unrecognized compensation expense for RSU’s amounted to $67.5 million and this cost will be recognized over a weighted-average period of 2.1 years.
A summary of non-vested restricted stock unit and award activity as of January 2, 2016, and changes during the twelve month period then ended is as follows:

	Restricted Share Units & Awards	Weighted Average Grant Date Fair Value
Non-vested at January 3, 2015	1,494,543	$77.16
Granted	349,768	107.43
Vested	(713,885)	101.10
Forfeited	(43,757)	100.44
Non-vested at January 2, 2016	1,086,669	$88.19
The total fair value of shares vested (market value on the date vested) during 2015, 2014 and 2013 was $72.2 million, $64.5 million and $63.0 million, respectively.
Non-employee members of the Board of Directors received restricted share-based grants which must be cash settled and accordingly mark-to-market accounting is applied. Additionally, the Board of Directors were granted restricted share units for which compensation expense of $1.1 million was recognized for 2015, 2014 and 2013.
Long-Term Performance Awards:
The Company has granted Long Term Performance Awards (“LTIPs”) under its 2009 and 2013 Long Term Incentive Plans to senior management employees for achieving Company performance measures. Awards are payable in shares of common stock, which may be restricted if the employee has not achieved certain stock ownership levels, and generally no award is made if the employee terminates employment prior to the payout date. LTIP grants were made in 2013, 2014 and 2015. Each grant has separate annual performance goals for each year within the respective three year performance period. Earnings per share and return on capital employed or cash flow return on investment represent 75% of the share payout of each grant. There is a third market-based element, representing 25% of the total grant, which measures the Company’s common stock return relative to peers over the performance period. The ultimate delivery of shares will occur in 2016, 2017 and 2018 for the 2013, 2014 and 2015 grants, respectively. Total payouts are based on actual performance in relation to these goals.
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
Expense recognized for these performance awards amounted to $13.8 million in 2015, $11.4 million in 2014, and $9.4 million in 2013. With the exception of the market-based award, in the event performance goals are not met, compensation cost is not recognized and any previously recognized compensation cost is reversed.
A summary of the activity pertaining to the maximum number of shares that may be issued is as follows:

	Share Units	Weighted Average Grant Date Fair Value
Non-vested at January 3, 2015	847,973	$73.76
Granted	251,315	91.90
Vested	(42,771)	74.86
Forfeited	(213,976)	74.86
Non-vested at January 2, 2016	842,541	$78.83

OTHER EQUITY ARRANGEMENTS

In November 2013, the Company purchased from certain financial institutions “out-of-the-money” capped call options on 12.2 million shares of its common stock (subject to customary anti-dilution adjustments) for an aggregate premium of $73.5 million, or an average of $6.03 per share. The purpose of the capped call options is to hedge the risk of stock price appreciation between the lower and upper strike prices of the capped call options for a future share repurchase. In accordance with ASC 815-40 the premium paid was recorded as a reduction of Shareowners’ equity. The contracts for the options provide that they may, at the Company’s election, subject to certain conditions, be cash settled, physically settled, modified-physically settled, or net-share settled (the default settlement method). The capped call options have various expiration dates ranging from April 2016 through September 2016 and initially had an average lower strike price of $86.07 and an average upper strike price of $106.56, subject to customary market adjustments. In February 2015, the Company net-share settled 9.1 million of the 12.2 million capped call options on its common stock and received 911,077 shares using an average reference price of $96.46 per common share. Additionally, the Company purchased directly from the counterparties participating in the net-share settlement, 3,381,162 shares for $326.1 million, equating to an average price of $96.46 per share. As of January 2, 2016, due to customary market adjustments, the lower and upper strike prices of the remaining options are $85.91 and $106.36, respectively. The aggregate fair value of the remaining options at January 2, 2016 was $48.5 million. In February 2016, the Company net-share settled the remaining 3.1 million capped call options on its common stock and received 293,142 shares using an average reference price of $94.34 per common share. Additionally, the Company purchased 1,316,858 shares directly from the counterparty participating in the net-share settlement for $124.2 million. The Company also repurchased 2,446,287 shares of common stock in February 2016 for $230.9 million, equating to an average price of $94.34.

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
Equity Units and Capped Call Transactions

As described more fully in Note H, Long-Term Debt and Financing Arrangements, in December 2013, the Company issued Equity Units comprised of $345.0 million of Notes and Equity Purchase Contracts. The Equity Purchase Contracts obligate the holders to purchase on November 17, 2016, for $100, between 1.0122 and 1.2399 shares of the Company’s common stock, which are equivalent to an initial settlement price of $98.80 and $80.65, respectively, per share of common stock. As of January 2, 2016, due to customary anti-dilution provisions, the settlement rate on the Equity Units Stock was 1.0140 (equivalent to a conversion price of approximately $98.62 per common share). Upon the November 17, 2016 settlement date, the Company will issue approximately 3.5 to 4.3 million shares of common stock, subject to customary anti-dilution adjustments, and expects to receive additional cash proceeds of $345.0 million. If a fundamental change occurs, in certain circumstances, the number of shares of common stock deliverable upon settlement of the Equity Purchase Contracts will be increased by the make-whole amount, resulting in the issuance of a maximum of approximately 6.1 million shares of common stock. Holders may elect to settle their Equity Purchase Contracts early in cash prior to November 17, 2016.

Contemporaneously with the issuance of the Equity Units described above, the Company paid $9.7 million, or an average of $2.77 per option, to enter into capped call transactions on 3.5 million shares of common stock with a major financial institution. The purpose of the capped call transactions is to offset the potential economic dilution associated with the common shares issuable upon the settlement of the Equity Purchase Contracts. With respect to the impact on the Company, the capped call transactions and Equity Units, when taken together, result in the economic equivalent of having the conversion price on Equity Units at $112.71, the upper strike of the capped call (as of January 2, 2016). Refer to Note H, Long-Term Debt and Financing Arrangements, for further discussion. In accordance with ASC 815-40, the $9.7 million premium paid was recorded as a reduction to equity.

The capped call transactions cover, subject to customary anti-dilution adjustments, the number of shares equal to the number of shares issuable upon settlement of the Equity Purchase Contracts at the 1.0122 minimum settlement rate. The capped call transactions have a term of approximately three years and initially have a lower strike price of $98.80, which corresponds to the minimum settlement rate of the Equity Purchase Contracts, and an upper strike price of $112.91, which is approximately 40% higher than the closing price of the Company’s common stock on November 25, 2013, and are subject to customary anti-dilution adjustments. The capped call transactions may be settled by net share settlement (the default settlement method) or, at the Company’s option and subject to certain conditions, cash settlement, physical settlement or modified physical settlement. The aggregate fair value of the options at January 2, 2016 was $26.3 million.
Convertible Preferred Units and Equity Option

As described more fully in Note H, Long-Term Debt and Financing Arrangements, in November 2010, the Company issued Convertible Preferred Units comprised of $632.5 million of Notes due November 17, 2018 and Purchase Contracts. The Purchase Contracts obligated the holders to purchase, on November 17, 2015, 6.3 million shares, for $100 per share, of the Company’s 4.75% Series B Cumulative Convertible Preferred Stock (the “Convertible Preferred Stock”), resulting in cash proceeds to the Company of $632.5 million.

In accordance with the Purchase Contracts, on November 17, 2015, the Company issued 6.3 million shares of Convertible Preferred Stock. On November 18, 2015, the Company informed holders that it would redeem all outstanding shares of Convertible Preferred Stock on December 24, 2015 (the “Redemption Date”) at $100.49 per share in cash (the “Redemption Price”), which is equal to the liquidation preference of $100 per share of Convertible Preferred Stock, plus accrued and unpaid dividends thereon to, but excluding, the Redemption Date.

The Company settled all conversions on December 24, 2015 by paying cash for the $100 par value, or $632.5 million in total, and issuing 2.9 million common shares for the excess value of the conversion feature above the $100 face value per share of Convertible Preferred Stock. The conversion rates used in calculating the Daily Conversion during the observation period, were 1.3763 (equivalent to a conversion price set at $72.66 per common share) prior to December 2, 2015 and 1.3789 (equivalent to a conversion price set at $72.52 per common share) on and after December 2, 2015.
In November 2010, contemporaneously with the issuance of the Convertible Preferred Units described above, the Company paid $50.3 million, or an average of $5.97 per option, to enter into capped call transactions (equity options) on 8.4 million shares of common stock with certain major financial institutions. The purpose of the capped call transactions was to offset the common shares that may be deliverable upon conversion of shares of Convertible Preferred Stock. Refer to Note H, Long-Term Debt and Financing Arrangements, for further discussion. In accordance with ASC 815-40, the $50.3 million premium paid was recorded as a reduction to equity.

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

K. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss:

(Millions of Dollars)	Currency translation adjustment and other	Unrealized (losses) gains on cash flow hedges, net of tax	Unrealized (losses) gains on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - December 28, 2013	$(70.5)	$(77.3)	$(76.8)	$(274.4)	$(499.0)
Other comprehensive (loss) income before reclassifications	(726.3)	18.9	39.6	(116.0)	(783.8)
Reclassification adjustments to earnings	—	7.5	—	5.1	12.6
Net other comprehensive (loss) income	(726.3)	26.4	39.6	(110.9)	(771.2)
Balance - January 3, 2015	(796.8)	(50.9)	(37.2)	(385.3)	(1,270.2)
Other comprehensive (loss) income before reclassifications	(504.1)	21.2	49.0	21.3	(412.6)
Reclassification adjustments to earnings	—	(22.4)	—	11.0	(11.4)
Net other comprehensive (loss) income	(504.1)	(1.2)	49.0	32.3	(424.0)
Balance - January 2, 2016	$(1,300.9)	$(52.1)	$11.8	$(353.0)	$(1,694.2)

(Millions of Dollars)	2015	2014
Components of accumulated other comprehensive loss	Reclassification adjustments	Reclassification adjustments	Affected line item in Consolidated Statements of Operations And Comprehensive Income (Loss)
Unrealized gain on cash flow hedges	$57.4	$0.2	Cost of sales
Unrealized losses on cash flow hedges	(15.1)	(15.1)	Interest Expense
Tax effect	(19.9)	7.4	Income taxes on continuing operations
Unrealized gains (losses) on cash flow hedges, net of tax	$22.4	$(7.5)
Amortization of defined benefit pension items:
Actuarial losses and prior service costs / credits	$(9.7)	$(4.7)	Cost of sales
Actuarial losses and prior service costs / credits	(6.4)	(3.2)	Selling, general and administrative
Total before taxes	(16.1)	(7.9)
Tax effect	5.1	2.8	Income taxes on continuing operations
Amortization of defined benefit pension items, net of tax	$(11.0)	$(5.1)

L. EMPLOYEE BENEFIT PLANS
EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”) Most U.S. employees may contribute from 1% to 25% of their eligible compensation to a tax-deferred 401(k) savings plan, subject to restrictions under tax laws. Employees generally direct the investment of their own contributions into various investment funds. An employer match benefit is provided under the plan equal to one-half of each employee’s tax-deferred contribution up to the first 7% of their compensation. Participants direct the entire employer match benefit such that no participant is required to hold the Company’s common stock in their 401(k) account. The employer match benefit totaled $21.1 million, $19.9 million and $18.8 million in 2015, 2014 and 2013, respectively.
In addition, approximately 7,200 U.S. salaried and non-union hourly employees are eligible to receive a non-contributory benefit under the Core benefit plan. Core benefit allocations range from 2% to 6% of eligible employee compensation based on age. Approximately 3,600 U.S. employees also receive a Core transition benefit, allocations of which range from 1% to 2% of eligible compensation based on age and date of hire. Approximately 1,500 U.S. employees are eligible to receive an additional average 1% contribution actuarially designed to replace previously curtailed pension benefits. Allocations for benefits earned under the Core plan were $22.1 million in 2015, $20.7 million million in 2014 and $21.1 million in 2013. Assets held in participant Core accounts are invested in target date retirement funds which have an age-based allocation of investments.
Shares of the Company's common stock held by the ESOP were purchased with the proceeds of borrowings from the Company in 1991 ("1991 internal loan"). Shareowners' equity reflects a reduction equal to the cost basis of unearned (unallocated) shares purchased with the internal borrowings. In 2015, 2014 and 2013, the Company made additional contributions to the ESOP for $7.2 million, $9.4 million, and $9.5 million, respectively, which were used by the ESOP to make additional payments on the 1991 internal loan. These payments triggered the release of 184,753, 230,032 and 219,900 shares of unallocated stock, respectively.
Net ESOP activity recognized is comprised of the cost basis of shares released, the cost of the aforementioned Core and 401(k) match defined contribution benefits, less the fair value of shares released and dividends on unallocated ESOP shares. The Company’s net ESOP activity resulted in expense of $0.8 million in 2015, $0.7 million in 2014 and $1.9 million in 2013. ESOP expense is affected by the market value of the Company’s common stock on the monthly dates when shares are released. The market value of shares released averaged $101.79 in 2015, $88.05 per share in 2014 and $80.71 per share in 2013.
Unallocated shares are released from the trust based on current period debt principal and interest payments as a percentage of total future debt principal and interest payments. Dividends on both allocated and unallocated shares may be used for debt service and to credit participant accounts for dividends earned on allocated shares. Dividends paid on the shares acquired with the 1991 internal loan were used solely to pay internal loan debt service in all periods. Dividends on ESOP shares, which are charged to shareowners’ equity as declared, were $9.7 million in 2015, $10.6 million in 2014 and $12.3 million in 2013, net of the tax benefit which is recorded within equity. Dividends on ESOP shares were utilized entirely for debt service in all years. Interest costs incurred by the ESOP on the 1991 internal loan, which have no earnings impact, were $3.8 million, $4.7 million and $6.1 million for 2015, 2014 and 2013, respectively. Both allocated and unallocated ESOP shares are treated as outstanding for purposes of computing earnings per share. As of January 2, 2016, the cumulative number of ESOP shares allocated to participant accounts was 13,661,101, of which participants held 2,482,944 shares, and the number of unallocated shares was 1,880,256. At January 2, 2016, there were 23,189 released shares in the ESOP trust holding account pending allocation. The Company made cash contributions totaling $4.4 million in 2015, $3.4 million in 2014 and $30.7 million in 2013 excluding additional contributions of $7.2 million, $9.4 million and $9.5 million in 2015, 2014 and 2013, respectively, as discussed previously.
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
In addition to the multiemployer plans, various other defined contribution plans are sponsored worldwide.
The expense for such defined contribution plans, aside from the earlier discussed ESOP plans, is as follows:

(Millions of Dollars)	2015	2014	2013
Multi-employer plan expense	$4.0	$4.0	$3.3
Other defined contribution plan expense	$11.7	$14.0	$14.6

The components of net periodic pension (benefit) expense are as follows:

	U.S. Plans			Non-U.S. Plans
(Millions of Dollars)	2015	2014	2013	2015	2014	2013
Service cost	$7.0	$8.9	$7.7	$14.4	$13.1	$13.4
Interest cost	54.0	56.4	52.6	46.8	59.3	54.3
Expected return on plan assets	(74.9)	(72.1)	(65.1)	(56.5)	(61.0)	(54.9)
Prior service cost amortization	1.8	1.1	1.1	0.9	0.3	0.4
Actuarial loss amortization	7.2	0.9	5.7	7.5	7.0	5.1
Settlement / curtailment loss	—	—	—	1.5	0.3	4.6
Net periodic pension (benefit) expense	$(4.9)	$(4.8)	$2.0	$14.6	$19.0	$22.9

The Company provides medical and dental benefits for certain retired employees in the United States and Canada. Approximately 12,900 participants are covered under these plans. Net periodic post-retirement benefit expense was comprised of the following elements:

	Other Benefit Plans
(Millions of Dollars)	2015	2014	2013
Service cost	$0.5	$1.0	$0.8
Interest cost	2.1	2.7	2.5
Prior service credit amortization	(1.3)	(1.4)	(1.4)
Actuarial loss amortization	—	(0.1)	—
Net periodic post-retirement benefit expense	$1.3	$2.2	$1.9

Changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss in 2015 are as follows:

(Millions of Dollars)	2015
Current year actuarial loss	$7.5
Amortization of actuarial loss	(14.7)
Prior service cost from plan amendments	6.0
Amortization of prior service costs	(1.4)
Settlement / curtailment loss	(3.0)
Currency / other	(16.4)
Total income recognized in accumulated other comprehensive loss (pre-tax)	$(22.0)

The amounts in Accumulated other comprehensive loss expected to be recognized as components of net periodic benefit costs during 2016 total $17.3 million, representing amortization of actuarial losses.
The changes in the pension and other post-retirement benefit obligations, fair value of plan assets, as well as amounts recognized in the Consolidated Balance Sheets, are shown below.

	U.S. Plans		Non-U.S. Plans		Other Benefits
(Millions of Dollars)	2015	2014	2015	2014	2015	2014
Change in benefit obligation
Benefit obligation at end of prior year	$1,460.5	$1,315.9	$1,540.4	$1,517.6	$69.8	$75.1
Service cost	7.0	8.9	14.4	13.1	0.5	1.0
Interest cost	54.0	56.4	46.8	59.3	2.1	2.7
Settlements/curtailments	—	—	(8.0)	(7.1)	—	—
Actuarial (gain) loss	(45.8)	178.3	(86.7)	168.6	(2.1)	1.7
Plan amendments	5.8	0.1	0.2	0.2	—	—
Foreign currency exchange rates	—	—	(76.2)	(132.7)	(1.5)	(1.0)
Participant contributions	—	—	0.3	0.3	—	—
Expenses paid from assets and other	(3.4)	(4.7)	(1.3)	(4.8)	—	—
Benefits paid	(92.4)	(94.4)	(55.7)	(74.1)	(7.8)	(9.7)
Benefit obligation at end of year	$1,385.7	$1,460.5	$1,374.2	$1,540.4	$61.0	$69.8
Change in plan assets
Fair value of plan assets at end of prior year	$1,174.1	$1,052.9	$1,115.7	$1,075.9	—	$—
Actual return on plan assets	(19.3)	116.1	8.3	169.2	—	—
Participant contributions	—	—	0.3	0.3	—	—
Employer contributions	22.5	104.2	35.5	41.1	7.8	9.7
Settlements	—	—	(6.4)	(5.2)	—	—
Foreign currency exchange rate changes	—	—	(48.2)	(86.0)	—	—
Expenses paid from assets and other	(3.4)	(4.7)	(2.2)	(5.5)	—	—
Benefits paid	(92.4)	(94.4)	(55.7)	(74.1)	(7.8)	(9.7)
Fair value of plan assets at end of plan year	$1,081.5	$1,174.1	$1,047.3	$1,115.7	$—	$—
Funded status — assets less than benefit obligation	$(304.2)	$(286.4)	$(326.9)	$(424.7)	$(61.0)	$(69.8)
Unrecognized prior service cost (credit)	9.1	5.1	2.3	3.2	(6.6)	(7.9)
Unrecognized net actuarial loss	255.8	214.7	233.5	298.7	1.4	3.6
Unrecognized net transition obligation	—	—	0.1	0.1	—	—
Net amount recognized	$(39.3)	$(66.6)	$(91.0)	$(122.7)	$(66.2)	$(74.1)

	U.S. Plans		Non-U.S. Plans		Other Benefits
(Millions of Dollars)	2015	2014	2015	2014	2015	2014
Amounts recognized in the Consolidated Balance Sheets
Prepaid benefit cost (non-current)	$—	$—	$2.9	$0.6	$—	$—
Current benefit liability	(11.0)	(15.9)	(7.9)	(8.1)	(6.7)	(7.5)
Non-current benefit liability	(293.2)	(270.5)	(321.9)	(417.2)	(54.3)	(62.3)
Net liability recognized	$(304.2)	$(286.4)	$(326.9)	$(424.7)	$(61.0)	$(69.8)
Accumulated other comprehensive loss (pre-tax):
Prior service cost (credit)	$9.1	$5.1	$2.3	$3.2	$(6.6)	$(7.9)
Actuarial loss	255.8	214.7	233.5	298.7	1.4	3.6
Transition liability	—	—	0.1	0.1	—	—
	$264.9	$219.8	$235.9	$302.0	$(5.2)	$(4.3)
Net amount recognized	$(39.3)	$(66.6)	$(91.0)	$(122.7)	$(66.2)	$(74.1)
The accumulated benefit obligation for all defined benefit pension plans was $2,714.0 million at January 2, 2016 and $2,948.9 million at January 3, 2015. Information regarding pension plans in which accumulated benefit obligations exceed plan assets follows:

	U.S. Plans		Non-U.S. Plans
(Millions of Dollars)	2015	2014	2015	2014
Projected benefit obligation	$1,385.7	$1,460.5	$894.5	$1,511.4
Accumulated benefit obligation	$1,383.9	$1,460.5	$855.5	$1,463.3
Fair value of plan assets	$1,081.5	$1,174.1	$566.9	$1,088.3
Information regarding pension plans in which projected benefit obligations (inclusive of anticipated future compensation increases) exceed plan assets follows:

	U.S. Plans		Non-U.S. Plans
(Millions of Dollars)	2015	2014	2015	2014
Projected benefit obligation	$1,385.7	$1,460.5	$921.7	$1,539.6
Accumulated benefit obligation	$1,383.9	$1,460.5	$879.4	$1,488.0
Fair value of plan assets	$1,081.5	$1,174.1	$591.9	$1,114.4
The major assumptions used in valuing pension and post-retirement plan obligations and net costs were as follows:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Other Benefits
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Weighted-average assumptions used to determine benefit obligations at year end:
Discount rate	4.25%	3.75%	4.50%	3.25%	3.25%	4.00%	3.75%	3.25%	4.00%
Rate of compensation increase	6.00%	6.00%	6.00%	3.25%	3.50%	3.75%	3.50%	3.50%	3.50%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	3.75%	4.50%	3.75%	3.25%	4.00%	4.00%	3.25%	4.00%	3.00%
Rate of compensation increase	6.00%	6.00%	6.00%	3.50%	3.75%	3.25%	3.50%	3.50%	3.50%
Expected return on plan assets	6.50%	7.00%	6.25%	5.25%	5.75%	6.00%	—	—	—

The expected rate of return on plan assets is determined considering the returns projected for the various asset classes and the relative weighting for each asset class. The Company will use a 5.60% weighted-average expected rate of return assumption to determine the 2016 net periodic benefit cost.
PENSION PLAN ASSETS  — Plan assets are invested in equity securities, government and corporate bonds and other fixed income securities, money market instruments and insurance contracts. The Company’s worldwide asset allocations at January 2, 2016 and January 3, 2015 by asset category and the level of the valuation inputs within the fair value hierarchy established by ASC 820 are as follows (in millions):

Asset Category	2015	Level 1	Level 2
Cash and cash equivalents	$58.1	$39.7	$18.4
Equity securities
U.S. equity securities	296.3	50.4	245.9
Foreign equity securities	269.0	43.2	225.8
Fixed income securities
Government securities	696.7	248.3	448.4
Corporate securities	716.9	—	716.9
Insurance contracts	33.2	—	33.2
Other	58.6	—	58.6
Total	$2,128.8	$381.6	$1,747.2

Asset Category	2014	Level 1	Level 2
Cash and cash equivalents	$98.6	$50.7	$47.9
Equity securities
U.S. equity securities	305.9	50.9	255.0
Foreign equity securities	280.5	41.3	239.2
Fixed income securities
Government securities	791.7	261.1	530.6
Corporate securities	676.5	—	676.5
Insurance contracts	34.0	—	34.0
Other	102.6	—	102.6
Total	$2,289.8	$404.0	$1,885.8
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

The Company's investment strategy for pension assets focuses on a liability-matching approach with gradual de-risking taking place over a period of many years.  The Company utilizes the current funded status to transition the portfolio toward investments that better match the duration and cash flow attributes of the underlying liabilities.  Assets approximating 50% of the Company's current pension liabilities have been invested in fixed income securities, using a liability / asset matching duration strategy, with the primary goal of mitigating exposure to interest rate movements and preserving the overall funded status of the underlying plans. Plan assets are broadly diversified and are invested to ensure adequate liquidity for immediate and medium term benefit payments. The Company’s target asset allocations include 25%-45% in equity securities, 50%-70% in fixed income securities and up to 10% in other securities. In 2015, the funded status percentage (total plan assets divided by total projected benefit obligation) of all global pension plans improved from 76% in 2014 to 77%.

CONTRIBUTIONS —  The Company’s funding policy for its defined benefit plans is to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with federal law and other regulations. The Company expects to contribute approximately $52 million to its pension and other post-retirement benefit plans in 2016.

EXPECTED FUTURE BENEFIT PAYMENTS —  Benefit payments, inclusive of amounts attributable to estimated future employee service, are expected to be paid as follows over the next 10 years:

(Millions of Dollars)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Years 6-10
Future payments	$1,567.9	$152.0	$196.1	$149.9	$148.2	$150.6	$771.1
These benefit payments will be funded through a combination of existing plan assets and amounts to be contributed in the future by the Company.
HEALTH CARE COST TRENDS — The weighted average annual assumed rate of increase in the per-capita cost of covered benefits (i.e., health care cost trend rate) is assumed to be 7.1% for 2016, reducing gradually to 4.5% by 2028 and remaining at that level thereafter. A one percentage point change in the assumed health care cost trend rate would affect the post-retirement benefit obligation as of January 2, 2016 by approximately $1.8 million to $2.0 million, and would have an immaterial effect on the net periodic post-retirement benefit cost.
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
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of the hierarchy levels:

(Millions of Dollars)	Total Carrying Value	Level 1	Level 2
January 2, 2016:
Money market fund	$7.0	$7.0	$—
Derivative assets	$79.3	$—	$79.3
Derivative liabilities	$96.1	$—	$96.1
January 3, 2015:
Money market fund	$9.9	$9.9	$—
Derivative assets	$144.2	$—	$144.2
Derivative liabilities	$148.4	$—	$148.4
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
The Company had no other significant non-recurring fair value measurements, nor any financial assets or liabilities measured using Level 3 inputs, during 2015 and 2014.

The following table presents the carrying values and fair values of the Company's financial assets and liabilities, as well as the Company's debt, as of January 2, 2016 and January 3, 2015:

	January 2, 2016		January 3, 2015
(Millions of Dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Other investments	$11.7	$11.7	$11.7	$11.9
Derivative assets	$79.3	$79.3	$144.2	$144.2
Derivative liabilities	$96.1	$96.1	$148.4	$148.4
Long-term debt, including current portion	$3,841.7	$4,034.4	$3,845.7	$4,323.8
The other investments relate to the West Coast Loading Corporation ("WCLC") trust and are considered Level 1 instruments within the fair value hierarchy. The long-term debt instruments are considered Level 2 instruments and are measured using a discounted cash flow analysis based on the Company’s marginal borrowing rates. The differences between the carrying values and fair values of long-term debt are attributable to the stated interest rates differing from the Company's marginal borrowing rates. The fair values of the Company's variable rate short term borrowings approximate their carrying values at January 2, 2016 and January 3, 2015. The fair values of foreign currency and interest rate swap agreements, comprising the derivative assets and liabilities in the table above, are based on current settlement values.
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
Research and development costs, which are classified in SG&A, were $188.0 million, $174.6 million and $170.7 million for fiscal years 2015, 2014 and 2013, respectively.

O. RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS
A summary of the restructuring reserve activity from January 3, 2015 to January 2, 2016 is as follows (in millions):

	1/3/2015	Net Additions	Usage	Currency	1/2/2016
Severance and related costs	$81.2	$32.7	$(66.5)	$(3.1)	$44.3
Facility closures and asset impairments	16.4	14.9	(16.6)	(0.3)	14.4
Total	$97.6	$47.6	$(83.1)	$(3.4)	$58.7
During 2015, the Company recognized net restructuring charges and asset impairments of $47.6 million. Net severance charges totaled $32.7 million relating to the reduction of approximately 1,300 employees, inclusive of reversals due to the elimination of excess severance accruals and changes in management's strategy for certain prior year actions as a result of new developments during 2015. The Company also recognized $5.1 million of facility closure costs and $9.8 million of asset impairments.
The majority of the $58.7 million reserves remaining as of January 2, 2016 is expected to be utilized within the next twelve months.
Segments: The $47.6 million of net restructuring charges and asset impairments for the twelve months ended January 2, 2016 includes: $17.6 million of net charges pertaining to the Tools & Storage segment; $28.7 million of net charges pertaining to the Security segment; $12.0 million of net charges pertaining to the Industrial segment; and $10.7 million of net reserve reductions pertaining to Corporate.

P. BUSINESS SEGMENTS AND GEOGRAPHIC AREAS
As previously discussed, in the first quarter of 2015 the Company combined the CDIY business with certain complementary elements of the IAR and Healthcare businesses (formerly part of the Industrial and Security segments, respectively) to form one Tools & Storage business. As a result, the Company recast segment financial information for all years to align with this change in organizational structure. There was no impact to the consolidated financial statements of the Company as a result of this change.
The Company classifies its business into three reportable segments, which also represent its operating segments: Tools & Storage, Security and Industrial.
The Tools & Storage segment is comprised of the Power Tools and Hand Tools & Storage businesses. The Power Tools business includes professional products, consumer products and power tool accessories. Professional products include professional grade corded and cordless electric power tools and equipment including drills, impact wrenches and drivers, grinders, saws, routers and sanders as well as pneumatic tools and fasteners including nail guns, nails, staplers, and staples, concrete and masonry anchors. Consumer products include corded and cordless electric power tools sold primarily under the BLACK + DECKER brand, lawn and garden products, including hedge trimmers, string trimmers, lawn mowers, edgers, and related accessories, and home products such as hand held vacuums, paint tools, and cleaning appliances. Power tool accessories include drill bits, router bits, abrasives and saw blades. The Hand Tools & Storage business sells measuring, leveling and layout tools, planes, hammers, demolition tools, knives, saws, chisels, and industrial and automotive tools. Storage products include tool boxes, sawhorses, medical cabinets, and engineered storage solution products.
The Security segment is comprised of the Convergent Security Solutions ("CSS") and Mechanical Access Solutions ("MAS") businesses. The CSS business designs, supplies and installs electronic security systems and provides electronic security services, including alarm monitoring, video surveillance, fire alarm monitoring, systems integration and system maintenance. Purchasers of these systems typically contract for ongoing security systems monitoring and maintenance at the time of initial equipment installation. The business also includes healthcare solutions, which markets asset tracking, infant protection, pediatric protection, patient protection, wander management, fall management, and emergency call products. The MAS business sells automatic doors, commercial hardware, locking mechanisms, electronic keyless entry systems, keying systems, tubular and mortise door locksets.
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
The Company utilizes segment profit, which is defined as net sales minus cost of sales and SG&A inclusive of the provision for doubtful accounts (aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, interest income, interest expense, other-net (inclusive of intangible asset amortization expense), restructuring, and income taxes. Refer to Note O, Restructuring Charges and Asset Impairments, for the amount of net restructuring charges by segment, and to Note F, Goodwill and Intangible Assets, for intangible amortization expense by segment. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and cost for certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Transactions between segments are not material. Segment assets primarily include accounts receivable, inventory, other current assets, property, plant and equipment, intangible assets and other miscellaneous assets.
Geographic net sales and long-lived assets are attributed to the geographic regions based on the geographic location of each Company subsidiary.

BUSINESS SEGMENTS

(Millions of Dollars)	2015	2014	2013
Net Sales
Tools & Storage	$7,140.7	$7,033.0	$6,705.0
Security	2,092.9	2,261.2	2,295.9
Industrial	1,938.2	2,044.4	1,888.6
Consolidated	$11,171.8	$11,338.6	$10,889.5
Segment Profit
Tools & Storage	$1,170.1	$1,074.4	$951.7
Security	239.6	259.2	235.2
Industrial	339.9	350.6	280.2
Segment Profit	1,749.6	1,684.2	1,467.1
Corporate overhead	(164.0)	(177.4)	(254.0)
Other-net	(222.0)	(239.7)	(283.9)
Restructuring charges and asset impairments	(47.6)	(18.8)	(173.7)
Gain (loss) on debt extinguishment	—	0.1	(20.6)
Interest income	15.2	13.6	12.8
Interest expense	(180.4)	(177.2)	(160.1)
Earnings from continuing operations before income taxes	$1,150.8	$1,084.8	$587.6
Capital and Software Expenditures
Tools & Storage	$191.7	$183.0	$196.1
Security	35.9	27.9	79.8
Industrial	83.8	74.3	61.2
Discontinued operations	—	5.8	3.2
Consolidated	$311.4	$291.0	$340.3
Depreciation and Amortization
Tools & Storage	$196.5	$193.9	$191.7
Security	105.2	127.8	132.1
Industrial	112.3	122.5	110.5
Discontinued operations	$—	$5.6	$7.0
Consolidated	$414.0	$449.8	$441.3
Segment Assets
Tools & Storage	$8,492.9	$8,568.2	$9,004.9
Security	3,741.6	3,972.0	4,355.5
Industrial	3,438.7	3,501.8	3,668.3
	15,673.2	16,042.0	17,028.7
Discontinued operations	—	29.5	136.9
Corporate assets	(500.9)	(222.4)	(630.5)
Consolidated	$15,172.3	$15,849.1	$16,535.1
Corporate assets primarily consist of cash, deferred taxes, and property, plant and equipment. Based on the nature of the Company's cash pooling arrangements, at times corporate-related cash accounts will be in a net liability position.
Sales to the Home Depot were 13%, 11%, and 11% of the Tools & Storage segment net sales in 2015, 2014 and 2013, respectively. Sales to Lowes were 14%, 13% and 13% of the Tools & Storage segment net sales in 2015, 2014 and 2013, respectively.
In 2013, the Company recorded $165 million of facility closure-related and other charges associated with the merger and other acquisitions across all segments, impacting segment profit by $18 million in Tools & Storage, $20 million in Industrial, and $38 million in Security for the year ended December 28, 2013, with the remainder residing in corporate overhead.

GEOGRAPHIC AREAS

(Millions of Dollars)	2015	2014	2013
Net Sales
United States	$5,882.0	$5,492.4	$5,208.0
Canada	516.3	591.3	600.3
Other Americas	706.5	788.4	818.2
France	595.7	695.6	704.6
Other Europe	2,371.5	2,585.3	2,417.9
Asia	1,099.8	1,185.6	1,140.5
Consolidated	$11,171.8	$11,338.6	$10,889.5
Property, Plant & Equipment
United States	$676.0	$639.7	$620.7
Canada	19.1	20.9	25.0
Other Americas	82.6	82.2	84.4
France	64.8	74.7	85.3
Other Europe	328.4	333.2	368.8
Asia	279.3	303.4	294.4
Consolidated	$1,450.2	$1,454.1	$1,478.6
Q. INCOME TAXES
Significant components of the Company’s deferred tax assets and liabilities at the end of each fiscal year were as follows:

(Millions of Dollars)	2015	2014
Deferred tax liabilities:
Depreciation	$99.6	$72.7
Amortization of intangibles	868.5	888.3
Liability on undistributed foreign earnings	319.9	369.2
Discharge of indebtedness	9.3	12.4
Inventories	—	8.8
Deferred revenue	25.5	32.0
Other	66.8	59.4
Total deferred tax liabilities	$1,389.6	$1,442.8
Deferred tax assets:
Employee benefit plans	$361.1	$308.3
Doubtful accounts and other customer allowances	19.0	15.0
Inventories	16.1	—
Accruals	135.6	131.7
Restructuring charges	12.6	42.2
Operating loss, capital loss and tax credit carryforwards	562.5	594.6
Currency and derivatives	42.2	47.3
Other	82.7	97.1
Total deferred tax assets	$1,231.8	$1,236.2
Net Deferred Tax Liabilities before Valuation Allowance	$157.8	$206.6
Valuation allowance	$480.7	$551.9
Net Deferred Tax Liabilities after Valuation Allowance	$638.5	$758.5

The Company adopted ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," during the first quarter of 2014. This ASU provides that a liability related to an unrecognized tax benefit should be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. As a result, the Company reclassified $30.1 million of unrecognized tax benefits as of January 2, 2016 and $142.9 million of unrecognized tax benefits as of January 3, 2015, which is reflected in the Operating loss, capital loss and tax credit carryforwards line in the table above. The reduction in the amount of the reclassification is primarily due to the utilization of foreign tax credits during 2015.

The Company’s liability on undistributed foreign earnings decreased by $49.3 million during 2015, of which $31.0 million was recorded to the income tax provision and $18.3 million was recorded to currency translation adjustments within Accumulated other comprehensive loss.  The amount recorded to currency translation adjustments was driven by the significant fluctuations in foreign exchange rates during 2015, which had the effect of reducing the liability. The amount recorded to the income tax provision is primarily related to a remeasurement of the liability due to a reduction in the taxable earnings and profits of a foreign subsidiary.

Net operating loss carryforwards of $1.183 billion as of January 2, 2016, are available to reduce future tax obligations of certain U.S. and foreign companies. The net operating loss carryforwards have various expiration dates beginning in 2016 with certain jurisdictions having indefinite carry forward periods. The U.S. federal capital loss carry forward of $672.2 million begins expiring in 2017. The capital loss carryforward is primarily attributable to the sale of shares for the U.S. HHI business during the tax year ended December 29, 2012. The U.S. foreign tax credit carryforwards of $15.7 million and research and development tax credit carryforwards of $1.8 million begin expiring in 2023 and 2035, respectively.

A valuation allowance is recorded on certain deferred tax assets if it has been determined it is more likely than not that all or a portion of these assets will not be realized. The Company recorded a valuation allowance of $480.7 million and $551.9 million for deferred tax assets existing as of January 2, 2016 and January 3, 2015, respectively. The valuation allowance is primarily attributable to foreign and state net operating loss carryforwards and a U.S. federal capital loss carryforward, the majority of which was realized upon the sale of the HHI business. Capital losses are only allowed to offset capital gains, of which $38 million (tax effected) was utilized in 2015.

The classification of deferred taxes as of January 2, 2016 and January 3, 2015 is as follows:

	2015		2014
(Millions of Dollars)	Deferred Tax Asset	Deferred Tax Liability	Deferred Tax Asset	Deferred Tax Liability
Current	$(85.4)	$18.5	$(137.4)	$11.9
Non-current	(120.5)	825.9	(108.7)	992.7
Total	$(205.9)	$844.4	$(246.1)	$1,004.6
Income tax expense (benefit) attributable to continuing operations consisted of the following:

(Millions of Dollars)	2015	2014	2013
Current:
Federal	$64.4	$18.4	$84.0
Foreign	171.4	141.1	123.5
State	14.1	17.1	(3.0)
Total current	$249.9	$176.6	$204.5
Deferred:
Federal	$64.2	$55.3	$(77.1)
Foreign	(47.3)	(19.3)	(50.6)
State	(18.2)	14.5	(8.2)
Total deferred	(1.3)	50.5	(135.9)
Income taxes on continuing operations	$248.6	$227.1	$68.6

Net income taxes paid during 2015, 2014 and 2013 were $191.6 million, $113.7 million and $147.3 million, respectively. The 2015 and 2014 amounts include refunds of $31.0 million and $47.1 million, respectively, primarily related to prior year overpayments and closing of tax audits. The 2013 amount includes refunds of $64.5 million primarily related to the closing of a tax audit and a foreign tax credit carry back claim.

The reconciliation of the U.S. federal statutory income tax provision to the income taxes provision on continuing operations is as follows:

(Millions of Dollars)	2015	2014	2013
Tax at statutory rate	$402.9	$379.7	$205.8
State income taxes, net of federal benefits	14.9	24.3	(6.6)
Difference between foreign and federal income tax	(166.9)	(178.0)	(124.9)
Tax accrual reserve	43.9	1.1	15.3
Audit settlements	1.3	(5.3)	0.9
NOL/capital loss & valuation allowance related items	(21.6)	2.7	6.8
Foreign dividends and related items	19.1	25.6	(9.5)
Change in deferred tax liabilities on undistributed foreign earnings	(31.0)	(6.0)	(19.5)
Statutory income tax rate change	4.8	(0.6)	(1.7)
Other-net	(18.8)	(16.4)	2.0
Income taxes on continuing operations	$248.6	$227.1	$68.6
The components of earnings from continuing operations before income taxes consisted of the following:

(Millions of Dollars)	2015	2014	2013
United States	$405.5	$234.4	$112.7
Foreign	745.3	850.4	474.9
Earnings from continuing operations before income taxes	$1,150.8	$1,084.8	$587.6

Except for certain legacy Black & Decker foreign earnings, as described below, all remaining undistributed foreign earnings of the Company at January 2, 2016, in the amount of approximately $4.391 billion, are considered to be invested indefinitely or will be remitted substantially free of additional tax. Accordingly, no provision has been made for tax that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of this liability. As of January 2, 2016, the amount of earnings subject to repatriation is $1.312 billion for which a deferred tax liability of $319.9 million exists.

The Company’s liabilities for unrecognized tax benefits relate to U.S. and various foreign jurisdictions. The following table summarizes the activity related to the unrecognized tax benefits:

(Millions of Dollars)	2015	2014	2013
Balance at beginning of year	$280.8	$269.5	$207.2
Additions based on tax positions related to current year	23.2	27.4	37.1
Additions based on tax positions related to prior years	24.3	40.1	46.9
Reductions based on tax positions related to prior years	(14.3)	(30.9)	(13.2)
Settlements	(21.5)	(5.9)	7.7
Statute of limitations expirations	(9.4)	(19.4)	(16.2)
Balance at end of year	$283.1	$280.8	$269.5
The gross unrecognized tax benefits at January 2, 2016 and January 3, 2015 includes $262.2 million and $261.0 million, respectively, of tax benefits that, if recognized, would impact the effective tax rate. The liability for potential penalties and interest related to unrecognized tax benefits was decreased by $0.1 million in 2015, increased by $22.0 million in 2014 and increased by $4.1 million in 2013. The liability for potential penalties and interest totaled $59.5 million as of January 2, 2016, $59.6 million as of January 3, 2015, and $37.6 million as of December 28, 2013. The Company classifies all tax-related interest and penalties as income tax expense.
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

The Company is subject to the examination of its income tax returns by the Internal Revenue Service and other tax authorities. Tax years 2008 and 2009 have been settled with the Internal Revenue Service as of December 23, 2014 and tax years 2010, 2011, and 2012 are currently under audit. The Company also files many state and foreign income tax returns in jurisdictions with varying statutes of limitations. Tax years 2011 and forward generally remain subject to examination by most state tax authorities. In significant foreign jurisdictions, tax years 2010 and forward generally remain subject to examination.

R. COMMITMENTS AND GUARANTEES
COMMITMENTS — The Company has non-cancelable operating lease agreements, principally related to facilities, vehicles, machinery and equipment. Minimum payments have not been reduced by minimum sublease rentals of $1.6 million due in the future under non-cancelable subleases. Rental expense, exclusive of sublease income, for operating leases was $121.5 million in 2015, $135.9 million in 2014, and $146.2 million in 2013.
The following is a summary of the Company’s future commitments which span more than one future fiscal year:

(Millions of Dollars)	Total	2016	2017	2018	2019	2020	Thereafter
Operating lease obligations	$251.0	$73.0	$57.0	$41.0	$29.0	$22.0	$29.0
Marketing commitments	69.5	26.9	26.5	8.8	4.5	2.8	—
Total	$320.5	$99.9	$83.5	$49.8	$33.5	$24.8	$29.0

The Company has numerous assets, predominantly real estate, vehicles and equipment, under various lease arrangements. The Company routinely exercises various lease renewal options and from time to time purchases leased assets for fair value at the end of lease terms.

The Company is a party to synthetic leases for one of its major distribution centers and one of its office buildings. The programs qualify as operating leases for accounting purposes, where only the monthly lease cost is recorded in earnings and the liability and value of the underlying assets are off-balance sheet. As of January 2, 2016, the estimated fair value of assets and remaining obligation for the properties were $39.5 million and $34.4 million, respectively.
GUARANTEES — The Company's financial guarantees at January 2, 2016 are as follows:

(Millions of Dollars)	Term	Maximum Potential Payment	Carrying Amount of Liability
Guarantees on the residual values of leased properties	One to four years	$34.4	$—
Standby letters of credit	Up to three years	78.7	—
Commercial customer financing arrangements	Up to six years	56.9	16.9
Total		$170.0	$16.9
The Company has guaranteed a portion of the residual value arising from its previously mentioned synthetic leases. The lease guarantees aggregate $34.4 million while the fair value of the underlying assets is estimated at $39.5 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these lease guarantees.
The Company has issued $78.7 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs.
The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors and franchisees for their initial purchase of the inventory and truck necessary to function as a distributor and franchisee. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors and franchisees. The gross amount guaranteed in these arrangements is $56.9 million and the $16.9 million carrying value of the guarantees issued is recorded in debt and other liabilities as appropriate in the Consolidated Balance Sheets.
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

Following is a summary of the warranty liability activity for the years ended January 2, 2016, January 3, 2015, and December 28, 2013:

(Millions of Dollars)	2015	2014	2013
Balance beginning of period	$109.6	$121.1	$123.2
Warranties and guarantees issued	91.8	98.0	92.9
Liability assumed from acquisitions	—	—	0.1
Warranty payments and currency	(96.0)	(109.5)	(95.1)
Balance end of period	$105.4	$109.6	$121.1

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
The Environmental Protection Agency (“EPA”) has asserted claims in federal court in Rhode Island against certain current and former affiliates of Black & Decker related to environmental contamination found at the Centredale Manor Restoration Project Superfund ("Centredale") site, located in North Providence, Rhode Island. The EPA has discovered a variety of contaminants at the site, including but not limited to, dioxins, polychlorinated biphenyls, and pesticides. The EPA alleges that Black & Decker and certain of its current and former affiliates are liable for site clean-up costs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as successors to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. Black & Decker and certain of its current and former affiliates contest the EPA's allegation that they are responsible for the contamination, and have asserted contribution claims, counterclaims and cross-claims against a number of other PRPs, including the federal government as well as insurance carriers. The EPA released its Record of Decision ("ROD") in September 2012, which identified and described the EPA's selected remedial alternative for the site. Black & Decker and certain of its current and former affiliates are contesting the EPA's selection of the remedial alternative set forth in the ROD, on the grounds that the EPA's actions were arbitrary and capricious and otherwise not in accordance with law, and have proposed other equally-protective, more cost-effective alternatives. On June 10, 2014, the EPA issued an Administrative Order under Sec. 106 of CERCLA, instructing Emhart Industries, Inc. and Black & Decker to perform the remediation of Centredale pursuant to the ROD. Black & Decker and Emhart Industries, Inc. dispute the factual, legal and scientific bases cited by the EPA for such an Order and have provided the EPA with numerous good-faith bases for Black & Decker’s and Emhart Industries, Inc.’s declination to comply with the Order at this time. Black & Decker and Emhart Industries, Inc. continue to vigorously litigate the issue of their liability for environmental conditions at the Centredale site, including the completion of the Phase 1 trial in late July, 2015. The Court in this initial phase of trial found that dioxin contamination at the Centredale site was not “divisible”, and that Emhart was jointly and severally liable for dioxin contamination at the Site. The next two phases of trial will address whether the EPA’s proposed remedy for the Site is “arbitrary and capricious”, and if necessary, the allocation of liability to other parties who may have contributed to contamination of the Site with dioxins, PCB’s and other contaminants of concern. The Company's estimated remediation costs related to the Centredale site (including the EPA’s past costs as well as costs of additional investigation, remediation, and related costs such as EPA’s oversight costs, less escrowed funds contributed by primary PRPs who have reached settlement agreements with the EPA), which the Company considers to be probable and reasonably estimable, range from approximately $68.1 million to $139.7 million, with no amount within that range representing a more likely outcome until such time as the litigation is resolved through judgment or compromise. The Company’s reserve for this environmental remediation matter of $68.1 million reflects the fact that the EPA considers Metro-Atlantic, Inc. to be a primary source of contamination at the site. As the specific nature of the environmental remediation activities that may be mandated by the EPA at this site have not yet been finally determined through the on-going litigation, the ultimate remedial costs associated with the site may vary from the amount accrued by the Company at January 2, 2016.

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
The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of January 2, 2016 and January 3, 2015, the Company had reserves of $170.7 million and $177.3 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2015 amount, $17.1 million is classified as current and $153.6 million as long-term which is expected to be paid over the estimated remediation period. As of January 2, 2016, the Company has recorded $18.7 million in other assets related to funding received by the EPA and placed in a trust in accordance with the final settlement with the EPA, embodied in a Consent Decree approved by the United States District Court for the Central District of California on July 3, 2013. Per the Consent Decree, Emhart Industries, Inc. (a dissolved, former indirectly wholly-owned subsidiary of The Black & Decker Corporation) (“Emhart”) has agreed to be responsible for an interim remedy at a site located in Rialto, California and formerly operated by West Coast Loading Corporation (“WCLC”), a defunct company for which Emhart was alleged to be liable as a successor. The remedy will be funded by (i) the amounts received from the EPA as gathered from multiple parties, and, to the extent necessary, (ii) Emhart's affiliate.  The interim remedy requires the construction of a water treatment facility and the filtering of ground water at or around the site for a period of approximately 30 years or more. Accordingly, as of January 2, 2016, the Company's cash obligation associated with the aforementioned remediation activities including WCLC is $152.0 million. The range of environmental remediation costs that is reasonably possible is $130.4 million to $260.8 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with policy.
The Company and approximately 60 other companies comprise the Lower Passaic Cooperating Parties Group (the “CPG”). The CPG members and other companies are parties to a May 2007 Administrative Settlement Agreement and Order on Consent (“AOC”) with the EPA to perform a remedial investigation/feasibility study (“RI/FS”) of the lower seventeen miles of the Lower Passaic River in New Jersey (the “River”).  The Company’s potential liability stems from former operations in Newark, New Jersey.  As an interim step related to the 2007 AOC, the CPG members voluntarily entered into an AOC on June 18, 2012 with the EPA for remediation actions focused solely at mile 10.9 of the River.  The Company’s estimated costs related to the RI/FS and focused remediation action at mile 10.9, based on an interim allocation, are included in environmental reserves as of January 2, 2016 and January 3, 2015.  On April 11, 2014, the EPA issued a Focused Feasibility Study (“FFS”) and proposed plan which addressed various early action remediation alternatives for the lower 8.3 miles of the River.  The proposed plan describes the remedial alternatives considered to address contaminated sediments in the River and identifies the EPA’s preferred alternative - the removal of sediments bank to bank in the lower 8.3 miles of the River and constructing an engineered cap over the dredged area.  The preferred alternative would include the removal and disposal of 4.3 million cubic yards of sediment, would cost approximately $1.7 billion according to the EPA’s estimate, and take 5 years to complete.  The EPA has received public comment on the FFS and proposed plan (including comments from the CPG and other entities asserting that the FFS and proposed plan do not comply with CERCLA) which public comment period ended on August 20, 2014.  The CPG submitted to the EPA the draft RI report in February 2015 and draft FS report in April 2015 for the entire lower seventeen miles of the River. The EPA’s final decision whether to adopt the proposed plan or a different alternative will be made after the EPA has taken into consideration the public comments.  According to the EPA, it will issue a Record of Decision regarding the FFS and proposed plan during the first quarter of 2016. At this time, the Company cannot reasonably estimate its liability related to the remediation efforts, excluding the RI/FS and remediation actions at mile 10.9, as the RI/FS is ongoing, the ultimate remedial approach and associated cost has not yet been determined, and the parties that will participate in funding the remediation and their respective allocations are not yet known.
The environmental liability for certain sites that have cash payments beyond the current year that are fixed or reliably determinable have been discounted using a rate of 0.1% to 3.0%, depending on the expected timing of disbursements. The discounted and undiscounted amount of the liability relative to these sites is $27.5 million and $33.6 million, respectively. The payments relative to these sites are expected to be $7.8 million in 2016, $4.7 million in 2017, $2.0 million in 2018, $1.9 million in 2019, $2.0 million in 2020, and $15.2 million thereafter.
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
T. DISCONTINUED OPERATIONS
In the fourth quarter of 2014, the Company classified the Security segment’s Spain and Italy operations (“Security Spain and Italy”) as held for sale based on management's intention to sell these businesses. As a result of this decision, the Company recorded a pre-tax impairment loss of $60.7 million in 2014 to remeasure the disposal group at estimated fair value less costs to sell. In July 2015, the Company completed the sale of these businesses resulting in an insignificant incremental loss.
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
As a result of these actions, the above businesses have been reported as discontinued operations in the Company's Consolidated Financial Statements. The consolidated balance sheet as of January 3, 2015 aggregates amounts associated with discontinued operations as described above. Summarized results of discontinued operations are presented in the following table:

(Millions of Dollars)	2015	2014	2013
Net Sales	$39.4	$118.4	$150.1
Loss from discontinued operations before income taxes	$(19.3)	$(104.0)	$(43.0)
Income tax expense (benefit) on discontinued operations	0.8	(7.7)	(13.3)
Net loss from discontinued operations	$(20.1)	$(96.3)	$(29.7)

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
As of January 3, 2015, assets and liabilities held for sale relating to Security Spain and Italy totaled $29.5 million and $23.4 million, respectively. There were no assets or liabilities held for sale as of January 2, 2016.

SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	Quarter
(Millions of Dollars, except per share amounts)	First	Second	Third	Fourth	Year
2015
Net sales	$2,630.0	$2,866.9	$2,829.5	$2,845.4	$11,171.8
Gross profit	973.6	1,057.2	1,027.0	1,014.2	4,072.0
Selling, general and administrative expenses	623.0	644.5	608.3	610.6	2,486.4
Net earnings from continuing operations	166.0	235.5	233.4	267.3	902.2
Less: Net (loss) earnings attributable to non-controlling interest	(0.8)	(0.2)	(0.7)	0.1	(1.6)
Net earnings from continuing operations attributable to Stanley Black & Decker, Inc.	166.8	235.7	234.1	267.2	903.8
Net loss from discontinued operations	(4.5)	(8.5)	(5.4)	(1.7)	(20.1)
Net earnings attributable to Stanley Black & Decker, Inc.	$162.3	$227.2	$228.7	$265.5	$883.7
Basic earnings (loss) per common share:
Continuing operations	$1.10	$1.59	$1.60	$1.83	$6.10
Discontinued operations	(0.03)	(0.06)	(0.04)	(0.01)	(0.14)
Total basic earnings per common share	$1.07	$1.53	$1.57	$1.82	$5.96
Diluted earnings (loss) per common share:
Continuing operations	$1.07	$1.54	$1.55	$1.78	$5.92
Discontinued operations	(0.03)	(0.06)	(0.04)	(0.01)	(0.13)
Total diluted earnings per common share	$1.04	$1.49	$1.52	$1.77	$5.79
2014
Net sales	$2,617.1	$2,860.1	$2,878.9	$2,982.5	$11,338.6
Gross profit	956.4	1,048.6	1,046.6	1,051.1	4,102.7
Selling, general and administrative expenses	640.6	655.9	641.1	658.3	2,595.9
Net earnings from continuing operations	169.9	222.7	246.1	219.0	857.7
Less: Net earnings (loss) attributable to non-controlling interest	0.2	0.9	(0.3)	(0.3)	0.5
Net earnings from continuing operations attributable to Stanley Black & Decker, Inc.	169.7	221.8	246.4	219.3	857.2
Net loss from discontinued operations	(7.8)	(5.3)	(9.7)	(73.5)	(96.3)
Net earnings attributable to Stanley Black & Decker, Inc.	$161.9	$216.5	$236.7	$145.8	$760.9
Basic earnings (loss) per common share:
Continuing operations	$1.09	$1.42	$1.57	$1.41	$5.49
Discontinued operations	(0.05)	(0.03)	(0.06)	(0.47)	(0.62)
Total basic earnings per common share	$1.04	$1.38	$1.51	$0.94	$4.87
Diluted earnings (loss) per common share:
Continuing operations	$1.07	$1.39	$1.53	$1.37	$5.37
Discontinued operations	(0.05)	(0.03)	(0.06)	(0.46)	(0.60)
Total diluted earnings per common share	$1.02	$1.36	$1.47	$0.91	$4.76

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

10.1
Amended and Restated Five-Year Credit Agreement, made as of December 18, 2015 among Stanley Black & Decker, Inc., the initial lenders named therein and Citibank, N.A. as administrative agent for the lenders. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 22, 2015).

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

10.4		Letter Agreement between Stanley Black & Decker, Inc. and John H. Wyatt effective December 22, 2014, as amended February 17, 2016.*

10.5
Form A of Amended and Restated Change in Control Severance Agreement. James M. Loree is a party to a Restated and Amended Change in Control Severance Agreement in this Form. (incorporated by reference to Exhibit (xiv) to the Company’s Annual Report on Form 10-K for the period ended January 3, 2009).*

10.7
Form B of Amended and Restated Change in Control Severance Agreement. Jeffery D. Ansell is a party to an Amended and Restated Change in Control Severance Agreements in this Form (incorporated by reference to Exhibit (xv) to the Company’s Annual Report on Form 10-K for the period ended January 3, 2009).*

10.8
Form B of Change in Control Severance Agreement. Donald Allan, Jr., is a party to a Change in Control Severance Agreement in this Form (incorporated by reference to Exhibit (xvi) to the Company’s Annual Report on Form 10-K for the period ended January 3, 2009).*

10.9
Revised Form B of Change in Control Severance Agreement. John H. Wyatt is a Party to a Change In Control Severance Agreement in this Form and Three of the Company’s other Executive Officers are parties to a Change in Control Severance Agreement in this Form (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ended December 29, 2012).*

10.10
Form C of Change in Control Severance Agreement. Ten Executive Officers of the Company are parties to Change in Control Severance Agreements in this Form (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2013).*

10.11
Deferred Compensation Plan for Non-Employee Directors amended and restated as of December 11, 2007 (incorporated by reference to Exhibit 10(vii) to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007).*

10.12
Deferred Compensation Plan for Participants in Stanley’s Management Incentive Plan amended and restated as of December 11, 2007 (incorporated by reference to Exhibit 10(ix) to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007).*

10.13	(a)
Stanley Black & Decker Supplemental Retirement Account Plan (as in effect, January 1, 2011, except as otherwise provided therein) (incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended January 1, 2011).*

(b)
Stanley Black & Decker Supplemental Retirement Plan (effective, January 1, 2011, except as otherwise provided therein) (incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended January 1, 2011).*

10.14
Stanley Black & Decker, Inc. Supplemental Executive Retirement Program as amended and restated effective October 15, 2015, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 16, 2015).*

10.15
New 1991 Loan Agreement, dated June 30, 1998, between The Stanley Works, as lender, and Citibank, N.A. as trustee under the trust agreement for the Stanley Account Value Plan, to refinance the 1991 Salaried Employee ESOP Loan and the 1991 Hourly ESOP Loan and their related promissory notes (incorporated by reference to Exhibit 10(ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1998).

10.16
The Stanley Works Non-Employee Directors’ Benefit Trust Agreement dated December 27, 1989 and amended as of January 1, 1991 by and between The Stanley Works and Fleet National Bank, as successor trustee (incorporated by reference to Exhibit (10)(xvii)(a) to the Company’s Annual Report on Form 10-K for year ended December 29, 1990).

10.17	(a)	2001 Long-Term Incentive Plan as amended effective October 17, 2008 (incorporated by reference to Exhibit (xi) to the Company’s Annual Report on Form 10-K for the period ended January 3, 2009).*

(b)
Form of Stock Option Certificate for stock options granted pursuant to 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(xiv)(a) to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007).*

10.18	(a)
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

10.19	(a)	The Stanley Black & Decker 2013 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 20, 2013).*

	(b)	Form of Award Document for Performance Awards granted to Executive Officers under 2013 Long Term Incentive Plan, updated 2016.*

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

10.20	(a)
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

10.21
The Stanley Black & Decker, Inc. 2012 Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2012).*

10.22
Special Severance Policy for Management Incentive Compensation Plan Participants Levels 1-5 as amended effective October 17, 2008 (incorporated by reference to Exhibit (xxi) to the Company’s Annual Report on Form 10-K for the period ended January 3, 2009).*

10.23		Employee Stock Purchase Plan as amended April 23, 2009 (incorporated by reference to Exhibit 10(iii)(d) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2009).*

10.24		The Black & Decker 2003 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on March 12, 2010).*

10.25
Form of Nonqualified Stock Option Agreement relating to The Black & Decker Corporation’s stock option plans (incorporated by reference to Exhibit 10(xix) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010).*

10.26	(a)	The Black & Decker Supplemental Pension Plan, as amended and restated (incorporated by reference to Exhibit 10(xx) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010).*

	(b)	First Amendment to The Black & Decker Supplemental Pension Plan (incorporated by reference to Exhibit 10(xxi) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010).*

10.27
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