Form 10-Q
period 2016-04-02
STANLEY BLACK & DECKER, INC.
filed 2016-04-22
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2016.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
150,116,624 shares of the registrant’s common stock were outstanding as of April 15, 2016

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED APRIL 2, 2016 AND APRIL 4, 2015
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	Year-to-Date
	2016	2015
Net Sales	$2,672.1	$2,630.0
Costs and Expenses
Cost of sales	$1,694.5	$1,656.4
Selling, general and administrative	620.4	613.7
Provision for doubtful accounts	7.4	9.3
Other, net	46.2	63.7
Restructuring charges	8.0	24.9
Interest expense	47.3	44.4
Interest income	(5.8)	(3.7)
	$2,418.0	$2,408.7
Earnings from continuing operations before income taxes	254.1	221.3
Income taxes on continuing operations	65.5	55.3
Earnings from continuing operations	$188.6	$166.0
Less: Net loss attributable to non-controlling interests	(0.8)	(0.8)
Net earnings from continuing operations attributable to common shareowners	$189.4	$166.8
Net loss from discontinued operations	—	(4.5)
Net Earnings Attributable to Common Shareowners	$189.4	$162.3
Total Comprehensive Income (Loss) Attributable to Common Shareowners	$269.2	$(95.0)
Basic earnings (loss) per share of common stock:
Continuing operations	$1.30	$1.10
Discontinued operations	—	(0.03)
Total basic earnings per share of common stock	$1.30	$1.07
Diluted earnings (loss) per share of common stock:
Continuing operations	$1.28	$1.07
Discontinued operations	—	(0.03)
Total diluted earnings per share of common stock	$1.28	$1.04
Dividends per share of common stock	$0.55	$0.52
Weighted Average Shares Outstanding (in thousands):
Basic	145,870	152,172
Diluted	147,619	156,537
See Notes to (Unaudited) Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
APRIL 2, 2016 AND JANUARY 2, 2016
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	April 2, 2016	January 2, 2016
ASSETS
Current Assets
Cash and cash equivalents	$352.2	$465.4
Accounts and notes receivable, net	1,592.8	1,331.8
Inventories, net	1,685.0	1,526.4
Other current assets	386.8	338.5
Total Current Assets	4,016.8	3,662.1
Property, Plant and Equipment, net	1,462.9	1,450.2
Goodwill	7,167.8	7,084.3
Intangibles, net	2,533.1	2,541.5
Other Assets	426.8	389.7
Total Assets	$15,607.4	$15,127.8
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
Short-term borrowings	$484.0	$2.5
Current maturities of long-term debt	5.0	5.1
Accounts payable	1,662.3	1,533.1
Accrued expenses	1,545.3	1,261.9
Total Current Liabilities	3,696.6	2,802.6
Long-Term Debt	3,817.2	3,792.1
Deferred Taxes	817.9	825.9
Post-Retirement Benefits	659.8	669.4
Other Liabilities	900.7	1,178.6
Commitments and Contingencies (Note Q)
Shareowners’ Equity
Stanley Black & Decker, Inc. Shareowners’ Equity
Preferred stock, without par value: Authorized and unissued 10,000,000 shares	—	—
Common stock, par value $2.50 per share: Authorized 300,000,000 shares in 2016 and 2015 Issued 176,902,738 shares in 2016 and 2015	442.3	442.3
Retained earnings	4,601.8	4,491.7
Additional paid in capital	4,450.9	4,421.7
Accumulated other comprehensive loss	(1,614.4)	(1,694.2)
ESOP	(29.6)	(34.9)
	7,851.0	7,626.6
Less: cost of common stock in treasury	(2,182.4)	(1,815.0)
Stanley Black & Decker, Inc. Shareowners’ Equity	5,668.6	5,811.6
Non-controlling interests	46.6	47.6
Total Shareowners’ Equity	5,715.2	5,859.2
Total Liabilities and Shareowners’ Equity	$15,607.4	$15,127.8
See Notes to (Unaudited) Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED APRIL 2, 2016 AND APRIL 4, 2015
(Unaudited, Millions of Dollars)

	Year-to-Date
	2016	2015
OPERATING ACTIVITIES
Net Earnings Attributable to Common Shareowners	$189.4	$162.3
Adjustments to reconcile net earnings to cash used in operating activities:
Depreciation and amortization of property, plant and equipment	64.2	62.9
Amortization of intangibles	35.9	39.6
Changes in working capital	(268.0)	(377.9)
Changes in other assets and liabilities	(114.6)	(84.4)
Cash used in operating activities	(93.1)	(197.5)
INVESTING ACTIVITIES
Capital expenditures	(64.9)	(45.9)
Business acquisitions, net of cash acquired	(13.0)	(0.4)
Proceeds from sale of assets	2.1	1.0
(Payments) proceeds on net investment hedge settlements	(2.4)	30.4
Other	(3.5)	(9.7)
Cash used in investing activities	(81.7)	(24.6)
FINANCING ACTIVITIES
Payments on long-term debt	—	(0.3)
Stock purchase contract fees	(3.5)	(4.3)
Net short-term borrowings	481.2	598.9
Cash dividends on common stock	(79.6)	(82.7)
Proceeds from issuances of common stock	8.5	43.0
Purchases of common stock for treasury	(361.4)	(348.0)
Other	(0.7)	—
Cash provided by financing activities	44.5	206.6
Effect of exchange rate changes on cash and cash equivalents	17.1	(45.6)
Change in cash and cash equivalents	(113.2)	(61.1)
Cash and cash equivalents, beginning of period	465.4	496.6
CASH AND CASH EQUIVALENTS, END OF PERIOD	$352.2	$435.5
See Notes to (Unaudited) Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 2, 2016

A.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. Operating results for the three months ended April 2, 2016 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Stanley Black & Decker, Inc.’s (the “Company”) Form 10-K for the year ended January 2, 2016, and subsequent related filings with the Securities and Exchange Commission.

During the fourth quarter of 2014, the Company classified the Security segment’s Spain and Italy operations as held for sale based on management's intention to sell these businesses. In July 2015, the Company completed the sale of these businesses resulting in an insignificant incremental loss. The operating results of Security Spain and Italy have been reported as discontinued operations for the three months ended April 4, 2015. Net sales for discontinued operations totaled $17.9 million for the three months ended April 4, 2015.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates. Certain amounts reported in the previous years have been reclassified to conform to the 2016 presentation.

B.	New Accounting Standards
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-09, "Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The objective of this update is to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The main objective of this update is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The new guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” The objective of this update is to simplify the presentation of deferred income taxes by requiring all deferred tax assets and liabilities to be classified as noncurrent in the statement of financial position. The amendments in this update do not affect the current requirement to offset deferred tax assets and liabilities for each tax-paying component within a tax jurisdiction. This ASU is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods, and can be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” This update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The ASU requires that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This ASU is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. The Company adopted this standard in the first quarter of 2016.

In August 2015, the FASB issued ASU 2015-15, "Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements." This ASU provides additional guidance to ASU 2015-03, discussed further below, which did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-15 noted that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted this standard in the first quarter of 2016.

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

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." The new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The standard also indicates that debt issuance costs do not meet the definition of an asset because they provide no future economic benefit. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted this standard in the first quarter of 2016 on a retrospective basis.

In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." The new standard amends the consolidation guidance in ASC 810 and significantly changes the consolidation analysis required under current generally accepted accounting principles. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company adopted this standard in the first quarter of 2016 and it did not have an impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." The new revenue recognition standard outlines a comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new model provides a five-step analysis in determining when and how revenue is recognized. The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB affirmed its proposal to defer the effective date of the standard to annual reporting periods (and interim reporting periods within those years) beginning after December 15, 2017. Entities are permitted to apply the new revenue standard early, but not before the original effective date of annual periods beginning after December 15, 2016. The standard shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In March and April 2016, the FASB clarified the implementation guidance on principal versus agent, identifying performance obligations, and licensing. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

C.	Earnings Per Share
The following table reconciles net earnings attributable to common shareowners and the weighted average shares outstanding used to calculate basic and diluted earnings per share for the three months ended April 2, 2016 and April 4, 2015:

	Year-to-Date
	2016	2015
Numerator (in millions):
Net earnings from continuing operations attributable to common shareowners	$189.4	$166.8
Net loss from discontinued operations	—	(4.5)
Net Earnings Attributable to Common Shareowners	$189.4	$162.3

	Year-to-Date
	2016	2015
Denominator (in thousands):
Basic earnings per share — weighted-average shares	145,870	152,172
Dilutive effect of stock options, awards and other equity arrangements	1,749	4,365
Diluted earnings per share — weighted-average shares	147,619	156,537
Earnings (loss) per share of common stock:
Basic earnings (loss) per share of common stock:
Continuing operations	$1.30	$1.10
Discontinued operations	—	(0.03)
Total basic earnings per share of common stock	$1.30	$1.07
Diluted earnings (loss) per share of common stock:
Continuing operations	$1.28	$1.07
Discontinued operations	—	(0.03)
Total dilutive earnings per share of common stock	$1.28	$1.04
The following weighted-average stock options were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	Year-to-Date
	2016	2015
Number of stock options	1,590	975

As described in detail in Note I, Equity Arrangements, the Company issued Equity Units comprised of $345.0 million of Notes and Equity Purchase Contracts, which obligate the holders to purchase on November 17, 2016, for $100, between 1.0122 and 1.2399 shares of the Company’s common stock. The shares related to the Equity Purchase Contracts were anti-dilutive during January and February of 2016, and for the three months ended April 4, 2015. Upon the November 17, 2016 settlement date, the Company will issue approximately 3.5 to 4.3 million shares of common stock, subject to customary anti-dilution adjustments, and expects to receive additional cash proceeds of $345.0 million.

D.    Financing Receivables
Long-term trade financing receivables of $187.9 million and $182.1 million at April 2, 2016 and January 2, 2016, respectively, are reported within Other Assets in the Condensed Consolidated Balance Sheets. Financing receivables and long-term financing receivables are predominantly related to certain security equipment leases with commercial businesses. Generally, the Company retains legal title to any equipment under lease and bears the right to repossess such equipment in an event of default. All financing receivables are interest bearing and the Company has not classified any financing receivables as held-for-sale. Interest income earned from financing receivables that are not delinquent is recorded on the effective interest method. The Company considers any financing receivable that has not been collected within 90 days of original billing date as past-due or delinquent. Additionally, the Company considers the credit quality of all past-due or delinquent financing receivables as non-performing.

The Company has an accounts receivable sale program that expires on January 5, 2018. According to the terms of that program, the Company is required to sell certain of its trade accounts receivables at fair value to a wholly owned, consolidated, bankruptcy-remote special purpose subsidiary (“BRS”). The BRS, in turn, must sell such receivables to a third-party financial institution (“Purchaser”) for cash and a deferred purchase price receivable. The Purchaser’s maximum cash investment in the receivables at any time is $100.0 million. The purpose of the program is to provide liquidity to the Company. The Company accounts for these transfers as sales under ASC 860, Transfers and Servicing. Receivables are derecognized from the Company’s consolidated balance sheet when the BRS sells those receivables to the Purchaser. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred purchase price receivable. At April 2, 2016, the Company did not record a servicing asset or liability related to its retained responsibility based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.
At April 2, 2016 and January 2, 2016, $83.9 million and $100.4 million, respectively, of net receivables were derecognized. Gross receivables sold amounted to $384.7 million ($341.3 million, net) for the three months ended April 2, 2016. These sales resulted in a pre-tax loss of $1.0 million, and included servicing fees of $0.2 million for the three months ended April 2, 2016. Proceeds from transfers of receivables to the Purchaser totaled $277.6 million for the three months ended April 2, 2016. Collections of previously sold receivables, including deferred purchase price receivables, and all fees, which are settled one month in arrears, resulted in payments to the Purchaser of $294.2 million for the three months ended April 2, 2016.
Gross receivables sold amounted to $336.1 million ($299.4 million, net) for the three months ended April 4, 2015. These sales resulted in a pre-tax loss of $0.8 million and included servicing fees of $0.1 million for the three months ended April 4, 2015. Proceeds from transfers of receivables to the Purchaser totaled $245.0 million for the three months ended April 4, 2015. Collections of previously sold receivables, including deferred purchase price receivables, and all fees, which are settled one month in arrears, resulted in payments to the Purchaser of $268.3 million for the three months ended April 4, 2015.
The Company’s risk of loss following the sale of the receivables is limited to the deferred purchase price receivable, which was $141.4 million at April 2, 2016 and $41.1 million at January 2, 2016. The deferred purchase price receivable will be repaid in cash as receivables are collected, generally within 30 days, and as such the carrying value of the receivable recorded approximates fair value. There were no delinquencies or credit losses for the three months ended April 2, 2016 or April 4, 2015. Cash inflows related to the deferred purchase price receivable totaled $90.8 million for the three months ended April 2, 2016, and $89.0 million for the three months ended April 4, 2015. All cash flows under the program are reported as a component of changes in accounts receivable within operating activities in the Condensed Consolidated Statements of Cash Flows since all the cash from the Purchaser is either: 1) received upon the initial sale of the receivable; or 2) from the ultimate collection of the underlying receivables and the underlying receivables are not subject to significant risks, other than credit risk, given their short-term nature.

E.	Inventories
The components of Inventories, net at April 2, 2016 and January 2, 2016 are as follows:

(Millions of Dollars)	April 2, 2016	January 2, 2016
Finished products	$1,229.3	$1,085.0
Work in process	130.9	136.1
Raw materials	324.8	305.3
Total	$1,685.0	$1,526.4

F.    Goodwill
Changes in the carrying amount of goodwill by segment are as follows:

(Millions of Dollars)	Tools & Storage	Security	Industrial	Total
Balance January 2, 2016	$3,343.4	$2,317.2	$1,423.7	$7,084.3
Acquisition adjustments	—	6.4	—	6.4
Foreign currency translation and other	19.1	43.2	14.8	77.1
Balance April 2, 2016	$3,362.5	$2,366.8	$1,438.5	$7,167.8

G.	Long-Term Debt and Financing Arrangements
Long-term debt and financing arrangements at April 2, 2016 and January 2, 2016 are as follows:

(Millions of Dollars)	Interest Rate	April 2, 2016	January 2, 2016
Notes payable due in 2018	2.45%	$627.8	$627.5
Notes payable due in 2018 (junior subordinated)	2.25%	343.9	343.8
Notes payable due 2021	3.40%	417.7	405.9
Notes payable due 2022	2.90%	749.7	749.6
Notes payable due 2028	7.05%	174.8	167.0
Notes payable due 2040	5.20%	360.5	360.1
Notes payable due 2052 (junior subordinated)	5.75%	730.1	729.9
Notes payable due 2053 (junior subordinated)	5.75%	399.2	394.2
Other, payable in varying amounts through 2022	0.00% – 2.43%	18.5	19.2
Total long-term debt, including current maturities		$3,822.2	$3,797.2
Less: Current maturities of long-term debt		(5.0)	(5.1)
Long-term debt		$3,817.2	$3,792.1
In the first quarter of 2016, the Company adopted ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires debt issuance costs related to recognized debt liabilities to be presented in the balance sheet as a direct deduction from the debt liability rather than an asset. Accordingly, as of April 2, 2016, approximately $44 million of deferred debt issuance costs were presented as a direct deduction within Long-Term Debt on the Company's Condensed Consolidated Balance Sheets. Furthermore, the Company reclassified approximately $45 million of deferred debt issuance costs from Other Assets to Long-Term Debt as of January 2, 2016.
At April 2, 2016, the Company's carrying value on its $632.5 million notes payable due 2018 includes $4.7 million pertaining to deferred financing fees.
At April 2, 2016, the Company's carrying value on its $345.0 million notes payable due 2018 includes $1.1 million pertaining to deferred financing fees.
At April 2, 2016, the Company had fixed-to-floating interest rate swaps on its $400.0 million notes payable due 2021. The carrying value of the notes payable due 2021 includes $10.4 million pertaining to the unamortized gain on previously terminated swaps, a gain of $9.4 million pertaining to fair value adjustments of the swaps, $0.2 million of unamortized discount on the notes and $1.9 million pertaining to deferred financing fees.
At April 2, 2016, the Company's carrying value on its $754.3 million notes payable due 2022 includes $0.4 million of unamortized discount on the notes and $4.2 million pertaining to deferred financing fees.
At April 2, 2016, the Company had fixed-to-floating interest rate swaps on its $150.0 million notes payable due 2028. The carrying value of the notes payable due 2028 includes a gain of $13.0 million pertaining to fair value adjustments made in purchase accounting and a gain of $11.8 million pertaining to fair value adjustments of the swaps.
At April 2, 2016, the Company's carrying value of its $400.0 million notes payable due 2040 includes $36.0 million pertaining to the unamortized loss on previously terminated swaps, $0.2 million of unamortized discount on the notes and $3.3 million pertaining to deferred financing fees.
At April 2, 2016, the Company's carrying value on its $750.0 million notes payable due 2052 includes $19.9 million pertaining to deferred financing fees.
At April 2, 2016, the Company had fixed-to-floating interest rate swaps on its $400.0 million notes payable due 2053. The carrying value of the notes payable due 2053 includes a gain of $7.7 million pertaining to fair value adjustments of the swaps and $8.5 million pertaining to deferred financing fees.
Unamortized gains and fair value adjustments associated with interest rate swaps and the impact of terminated swaps are more fully discussed in Note H, Derivative Financial Instruments.

As of April 2, 2016, the Company had $472.3 million of borrowings outstanding against the Company’s $2.0 billion commercial paper program and at January 2, 2016, the Company had no commercial paper borrowings outstanding. As of April 2, 2016, the Company has not drawn on its $1.75 billion committed credit facility.

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

A summary of the fair value of the Company’s derivatives recorded in the Condensed Consolidated Balance Sheets at April 2, 2016 and January 2, 2016 follows:

(Millions of Dollars)	Balance Sheet Classification	April 2, 2016	January 2, 2016	Balance Sheet Classification	April 2, 2016	January 2, 2016
Derivatives designated as hedging instruments:
Interest Rate Contracts Cash Flow	LT other assets	$—	$—	LT other liabilities	$72.7	$41.1
Interest Rate Contracts Fair Value	Other current assets	14.3	14.9	Accrued expenses	4.4	2.5
	LT other assets	31.8	1.4	LT other liabilities	—	5.2
Foreign Exchange Contracts Cash Flow	Other current assets	4.0	21.9	Accrued expenses	9.8	1.8
	LT other assets	0.5	3.7	LT other liabilities	0.7	—
Net Investment Hedge	Other current assets	37.5	30.3	Accrued expenses	14.8	4.8
	LT other assets	—	—	LT other liabilities	3.6	—
Total Designated		$88.1	$72.2		$106.0	$55.4
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$17.9	$7.1	Accrued expenses	$56.2	$40.7
Total Undesignated		$17.9	$7.1		$56.2	$40.7
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

During the three months ended April 2, 2016 and April 4, 2015, cash flows related to derivatives, including those that are separately discussed below, resulted in net cash paid of $0.9 million and net cash received of $9.3 million, respectively.

CASH FLOW HEDGES
As of April 2, 2016 and January 2, 2016, there was an after-tax mark-to-market loss of $105.2 million and $52.1 million, respectively, reported for cash flow hedge effectiveness in Accumulated other comprehensive loss. An after-tax loss of $12.9 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next twelve months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies and interest rates through the maturity dates.
The tables below detail pre-tax amounts reclassified from Accumulated other comprehensive loss into earnings for active derivative financial instruments during the periods in which the underlying hedged transactions affected earnings for the three months ended April 2, 2016 and April 4, 2015 (in millions):

Year-to-Date 2016	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Interest Rate Contracts	$(31.6)	Interest expense	$—	$—
Foreign Exchange Contracts	$(21.9)	Cost of sales	$18.6	$—

Year-to-Date 2015	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss)Recognized in Income (Ineffective Portion*)
Interest Rate Contracts	$(15.5)	Interest expense	$—	$—
Foreign Exchange Contracts	$38.0	Cost of sales	$6.7	$—
 * Includes ineffective portion and amount excluded from effectiveness testing on derivatives.
For the three months ended April 2, 2016, the hedged items' impact to the Consolidated Statements of Operations and Comprehensive Income (Loss) was a loss of $18.6 million, in Cost of sales, which is offsetting the amounts shown above. For the three months ended April 4, 2015, the hedged items’ impact to the Consolidated Statements of Operations and Comprehensive Income (Loss) was a loss of $6.7 million. There was no impact related to the interest rate contracts' hedged items for all periods presented.
For the three months ended April 2, 2016, an after-tax gain of $9.3 million was reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) during the periods in which the underlying hedged transactions affected earnings. For the three months ended April 4, 2015, an after-tax gain of $1.1 million was reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) during the periods in which the underlying hedged transactions affected earnings.
Interest Rate Contracts
The Company enters into interest rate swap agreements in order to obtain the lowest cost source of funds within a targeted range of variable to fixed-debt proportions. At April 2, 2016 and January 2, 2016, the Company had $400 million of forward starting swaps outstanding which were executed in 2014. The objective of the hedges is to offset the expected variability on future payments associated with the interest rate on debt instruments expected to be issued in 2018. Gains or losses on the swaps are recorded in Accumulated other comprehensive income (loss) and will be subsequently reclassified into earnings as the future interest expense is recognized in earnings or as ineffectiveness occurs.
Foreign Currency Contracts
Forward Contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from subsidiaries with non-U.S. dollar functional currencies which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases of inventory. Gains and losses reclassified from Accumulated other comprehensive income (loss) for the effective and ineffective portions of the hedge as well as any amounts excluded from effectiveness testing are recorded in Cost of sales. Gains and losses incurred after a hedge has been de-designated are not recorded in Accumulated other comprehensive income (loss), but are recorded directly to the Consolidated Statements of Operations in Other-net. At April 2, 2016, the notional value of forward currency contracts outstanding was $610.2 million, maturing on various dates through 2017. At January 2, 2016, the notional value of forward currency contracts outstanding was $439.3 million, maturing on various dates through 2017.
Purchased Option Contracts: The Company and its subsidiaries have entered into various inter-company transactions whereby the notional values are denominated in currencies other than the functional currencies of the party executing the trade. In order to better match the cash flows of its inter-company obligations with cash flows from operations, the Company enters into purchased option contracts. Gains and losses reclassified from Accumulated other comprehensive income (loss) for the effective and ineffective portions of the hedge as well as any amounts excluded from effectiveness testing are recorded in Cost of sales. At April 2, 2016, the notional value of purchased option contracts was $164.3 million maturing on various dates through 2016. As of January 2, 2016, the notional value of purchased option contracts was $197.4 million, maturing on various dates through 2016.
FAIR VALUE HEDGES

Interest Rate Risk: In an effort to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, the Company enters into interest rate swaps. In previous years, the Company entered into interest rate swaps on the first five years of the Company's $400 million 5.75% notes due 2053, interest rate swaps with notional values which equaled the Company's $400 million 3.40% notes due 2021 and the Company's $150 million 7.05% notes due 2028. These interest rate swaps effectively converted the Company's fixed rate debt to floating rate debt based on LIBOR, thereby hedging the fluctuation in fair value resulting from changes in interest rates.

The changes in fair value of the interest rate swaps during the period were recognized in earnings as well as the offsetting changes in fair value of the underlying notes. The notional value of open contracts was $950.0 million as of both April 2, 2016 and January 2, 2016. A summary of the fair value adjustments relating to these swaps is as follows (in millions):

	Year-to-Date 2016
Income Statement Classification	Gain/(Loss) on Swaps*	Gain /(Loss) on Borrowings
Interest Expense	$25.3	$(25.2)

	Year-to-Date 2015
Income Statement Classification	Gain/(Loss) on Swaps*	Gain /(Loss) on Borrowings
Interest Expense	$17.2	$(16.8)
*Includes ineffective portion and amount excluded from effectiveness testing.
In addition to the fair value adjustments in the table above, the net swap accruals for each period and amortization of the gains on terminated swaps are also reported as a reduction of interest expense and totaled $3.0 million for the three months ended April 2, 2016, and $3.8 million for the three months ended April 4, 2015. Interest expense on the underlying debt was $11.8 million for the three months ended April 2, 2016, and $11.9 million for the three months ended April 4, 2015.
NET INVESTMENT HEDGES
Foreign Exchange Contracts: The Company utilizes net investment hedges to offset the translation adjustment arising from re-measurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive loss were gains of $13.4 million and $11.8 million at April 2, 2016 and January 2, 2016, respectively. As of April 2, 2016, the Company had foreign exchange forward contracts maturing on various dates through 2017 with notional values totaling $1.7 billion outstanding hedging a portion of its British pound sterling, Mexican peso, Swedish Krona, Euro and Canadian dollar denominated net investment and a cross currency swap with a notional value totaling $250.0 million maturing in 2023 hedging a portion of its Japanese yen denominated net investment. As of January 2, 2016, the Company had foreign exchange contracts maturing on various dates through 2016 with notional values totaling $1.9 billion outstanding hedging a portion of its British pound sterling, Mexican peso, Swedish Krona, Japanese Yen, Euro and Canadian dollar denominated net investment. For the three months ended April 2, 2016 and April 4, 2015, maturing foreign exchange contracts resulted in net cash paid of $2.4 million and net cash receipts of $30.4 million, respectively. Gains and losses on net investment hedges remain in Accumulated other comprehensive income (loss) until disposal of the underlying assets.

The pre-tax gain or loss from fair value changes recorded in Accumulated other comprehensive loss was as follows (in millions):

	Year-to-Date 2016
Income Statement Classification	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement
Other-net	$2.6	$—	$—

	Year-to-Date 2015
Income Statement Classification	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement
Other-net	$36.9	$—	$—
*Includes ineffective portion and amount excluded from effectiveness testing.
UNDESIGNATED HEDGES
Foreign Exchange Contracts: Currency swaps and foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the forward contracts outstanding at April 2, 2016 was $2.1 billion, maturing on various dates through 2017. The total notional amount of the forward contracts outstanding at January 2, 2016 was $2.0 billion, maturing at various dates in 2016. The income statement impacts related to derivatives not designated as hedging instruments for the three months ended April 2, 2016 and April 4, 2015 are as follows (in millions):

Derivatives Not Designated as Hedging Instruments under ASC 815	Income Statement Classification	Year-to-Date 2016 Amount of Gain (Loss) Recorded in Income on Derivative
Foreign Exchange Contracts	Other-net	$(6.0)

Derivatives Not Designated as Hedging Instruments under ASC 815	Income Statement Classification	Year-to-Date 2015 Amount of Gain (Loss) Recorded in Income on Derivative
Foreign Exchange Contracts	Other-net	$(29.4)

I.    Equity Arrangements
In February 2016, the Company repurchased 3,763,145 shares of common stock. Additionally, the Company net-share settled capped call options on its common stock and received 293,142 shares. See further discussion below.
During 2015, the Company repurchased a total of 6,623,709 shares of common stock. Additionally, the Company net-share settled capped call options on its common stock and received 2,603,855 shares during 2015.
In March 2015, the Company entered into a forward share purchase contract on its common stock. The contract obligates the Company to pay $350.0 million, plus an additional amount related to the forward component of the contract, to the financial institution counterparty not later than March 2017, or earlier at the Company’s option, for the 3,645,510 shares purchased. The reduction of common shares outstanding was recorded at the inception of the forward share purchase contract and factored into the calculation of weighted-average shares outstanding at that time.
In October 2014, the Company entered into a forward share purchase contract on its common stock. The contract obligates the Company to pay $150.0 million, plus an additional amount related to the forward component of the contract, to the financial institution counterparty not later than October 2016, or earlier at the Company’s option, for the 1,603,822 shares purchased. The reduction of common shares outstanding was recorded at the inception of the forward share purchase contract and factored into the calculation of weighted-average shares outstanding at that time.
In November 2013, the Company purchased from certain financial institutions “out-of-the-money” capped call options on 12.2 million shares of its common stock (subject to customary anti-dilution adjustments) for an aggregate premium of $73.5 million, or an average of $6.03 per share. The purpose of the capped call options was to hedge the risk of stock price appreciation between the lower and upper strike prices of the capped call options for a future share repurchase. In accordance with ASC 815-40 the premium paid was recorded as a reduction to equity. The contracts for the options provide that they may, at the Company’s election, subject to certain conditions, be cash settled, physically settled, modified-physically settled, or net-share settled (the default settlement method). The capped call options had various expiration dates and initially had an average lower strike price of $86.07 and an average upper strike price of $106.56, subject to customary market adjustments. In February 2015, the Company net-share settled 9.1 million of the 12.2 million capped call options on its common stock and received 911,077 shares using an average reference price of $96.46 per common share. Additionally, the Company purchased directly from the counterparties participating in the net-share settlement, 3,381,162 shares for $326.1 million, equating to an average price of $96.46 per share. In February 2016, the Company net-share settled the remaining 3.1 million capped call options on its common stock and received 293,142 shares using an average reference price of $94.34 per common share. Additionally, the Company purchased 1,316,858 shares directly from the counterparty participating in the net-share settlement for $124.2 million.
Equity Units and Capped Call Transactions
In December 2013, the Company issued Equity Units comprised of $345.0 million of Notes and Equity Purchase Contracts as described more fully in Note H, Long-Term Debt and Financing Arrangements, of the Company’s Form 10-K for the year ended January 2, 2016. The Equity Purchase Contracts obligate the holders to purchase on November 17, 2016, for $100.00, between 1.0122 and 1.2399 shares of the Company’s common stock, which are equivalent to an initial settlement price of $98.80 and $80.65, respectively, per share of common stock. As of April 2, 2016, due to the customary anti-dilution provisions, the settlement rate on the Equity Units Stock was 1.0145 (equivalent to a conversion price of approximately $98.57 per common share). Upon the November 17, 2016 settlement date, the Company will issue approximately 3.5 to 4.3 million shares of common stock, subject to customary anti-dilution adjustments, and expects to receive additional cash proceeds of $345.0 million. If a fundamental change occurs, in certain circumstances, the number of shares of common stock deliverable upon settlement of the Equity Purchase Contracts will be increased by the make-whole amount, resulting in the issuance of a maximum of approximately 6.1 million shares of common stock. Holders may elect to settle their Equity Purchase Contracts early in cash prior to November 17, 2016.
Contemporaneously with the issuance of the Equity Units described above, the Company paid $9.7 million, or an average of $2.77 per option, to enter into capped call transactions on 3.5 million shares of common stock with a major financial institution. The purpose of the capped call transactions is to offset the potential economic dilution associated with the common shares issuable upon the settlement of the Equity Purchase Contracts. With respect to the impact on the Company, the capped call transactions and the Equity Units, when taken together, result in the economic equivalent of having the conversion price on the Equity Units at $112.65, the upper strike price of the capped call as of April 2, 2016. Refer to Note H, Long-Term Debt and Financing Arrangements, of the Company’s Form 10-K for the year ended January 2, 2016. In accordance with ASC 815-40, the $9.7 million premium paid was recorded as a reduction to equity.
The capped call transactions cover, subject to customary anti-dilution adjustments, the number of shares equal to the number of shares issuable upon settlement of the Equity Purchase Contracts at the 1.0122 minimum settlement rate. The capped call transactions have a term of approximately three years and initially had a lower strike price of $98.80, which corresponds to the minimum settlement rate of the Equity Purchase Contracts, and an upper strike price of $112.91, which is approximately 40% higher than the closing price of the Company’s common stock on November 25, 2013, and are subject to customary anti-dilution adjustments. The capped call transactions may be settled by net-share settlement (the default settlement method) or, at the Company’s option and subject to certain conditions, cash settlement, physical settlement or modified physical settlement. The aggregate fair value of the options at April 2, 2016 was $27.1 million.

J.    Accumulated Other Comprehensive Loss

The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive loss:

(Millions of Dollars)	Currency translation adjustment and other	Unrealized losses on cash flow hedges, net of tax	Unrealized gains on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - January 2, 2016	$(1,300.9)	$(52.1)	$11.8	$(353.0)	$(1,694.2)
Other comprehensive income (loss) before reclassifications	$128.0	$(43.8)	$1.6	$0.5	$86.3
Reclassification adjustments to earnings	—	(9.3)	—	2.8	(6.5)
Net other comprehensive income (loss)	$128.0	$(53.1)	$1.6	$3.3	$79.8
Balance - April 2, 2016	$(1,172.9)	$(105.2)	$13.4	$(349.7)	$(1,614.4)

(Millions of Dollars)	Currency translation adjustment and other	Unrealized (losses) gains on cash flow hedges, net of tax	Unrealized (losses) gains on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - January 3, 2015	$(796.8)	$(50.9)	$(37.2)	$(385.3)	$(1,270.2)
Other comprehensive (loss) income before reclassifications	$(314.2)	$21.2	$22.9	$11.1	$(259.0)
Reclassification adjustments to earnings	—	(1.1)	—	2.8	1.7
Net other comprehensive (loss) income	$(314.2)	$20.1	$22.9	$13.9	$(257.3)
Balance - April 4, 2015	$(1,111.0)	$(30.8)	$(14.3)	$(371.4)	$(1,527.5)

The reclassifications out of accumulated other comprehensive loss for the three months ended April 2, 2016 and April 4, 2015 were as follows (in millions):

Reclassifications from Accumulated other comprehensive loss to earnings	2016	2015	Affected line item in Consolidated Statements of Operations And Comprehensive Income (Loss)
Realized gain on cash flow hedges	$18.6	$6.7	Cost of sales
Realized loss on cash flow hedges	(3.8)	(3.8)	Interest expense
Tax effect	(5.5)	(1.8)	Income taxes on continuing operations
Realized gain on cash flow hedges, net of tax	$9.3	$1.1
Amortization of defined benefit pension items:
Actuarial losses and prior service costs / credits	$(2.6)	$(2.5)	Cost of sales
Actuarial losses and prior service costs / credits	(1.7)	(1.6)	Selling, general and administrative
Total before taxes	$(4.3)	$(4.1)
Tax effect	1.5	1.3	Income taxes on continuing operations
Amortization of defined benefit pension items, net of tax	$(2.8)	$(2.8)

K.    Net Periodic Benefit Cost — Defined Benefit Plans
Following are the components of net periodic pension (benefit) expense for the three months ended April 2, 2016 and April 4, 2015:

	Year-to-Date
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
(Millions of Dollars)	2016	2015	2016	2015	2016	2015
Service cost	$2.3	$1.6	$3.2	$3.6	$0.2	$0.1
Interest cost	11.3	13.3	9.6	11.8	0.4	0.6
Expected return on plan assets	(16.9)	(18.7)	(11.7)	(14.0)	—	—
Amortization of prior service cost (credit)	1.3	0.2	0.1	0.1	(0.3)	(0.3)
Amortization of net loss	1.7	1.7	1.5	2.1	—	—
Settlement / curtailment loss	—	—	0.1	0.3	—	—
Net periodic pension (benefit) expense	$(0.3)	$(1.9)	$2.8	$3.9	$0.3	$0.4
In the first quarter of 2016, the Company changed the method used to estimate the service and interest cost components of net periodic pension (benefit) expense. The new estimation method uses a full yield curve approach by applying specific spot rates along the yield curve used in the determination of the pension benefit obligation, to their underlying projected cash flows, and provides a more precise measurement of the service and interest cost components. Previously, the Company used a single weighted-average discount rate derived from the corresponding yield curve used to measure the pension benefit obligation. The change is applied prospectively as a change in estimate that is inseparable from a change in accounting principle and reduced year-to-date service and interest cost by approximately $3.6 million.

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
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of the hierarchy levels:

(Millions of Dollars)	Total Carrying Value	Level 1	Level 2
April 2, 2016
Money market fund	$8.5	$8.5	$—
Derivative assets	$106.0	$—	$106.0
Derivative liabilities	$162.2	$—	$162.2
January 2, 2016
Money market fund	$7.0	$7.0	$—
Derivative assets	$79.3	$—	$79.3
Derivative liabilities	$96.1	$—	$96.1
The following table presents the carrying values and fair values of the Company's financial assets and liabilities, as well as the Company's debt, as of April 2, 2016 and January 2, 2016:

	April 2, 2016		January 2, 2016
(Millions of Dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Other investments	$10.3	$10.7	$11.7	$11.7
Derivative assets	$106.0	$106.0	$79.3	$79.3
Derivative liabilities	$162.2	$162.2	$96.1	$96.1
Long-term debt, including current portion	$3,822.2	$4,086.0	$3,797.2	$4,034.4
The Company had no significant non-recurring fair value measurements, nor any financial assets or liabilities measured using Level 3 inputs, during the first three months of 2016 or 2015.
The money market fund and other investments outlined in the tables above relate to the West Coast Loading Corporation ("WCLC") trust and are considered Level 1 instruments within the fair value hierarchy. The long-term debt instruments are considered Level 2 instruments and are measured using the stated cash flows in each obligation discounted at the Company’s marginal borrowing rates. The differences between the carrying values and fair values of long-term debt are attributable to the stated interest rates differing from the Company's marginal borrowing rates. The fair values of the Company's variable rate short-term borrowings approximate their carrying values at April 2, 2016 and January 2, 2016. The fair values of foreign currency and interest rate swap agreements, comprising the derivative assets and liabilities in the table above, are based on current settlement values.
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

M.	Other Costs and Expenses
Other-net is primarily comprised of intangible asset amortization expense, currency related gains or losses, and environmental remediation expense.

N.    Restructuring Charges
A summary of the restructuring reserve activity from January 2, 2016 to April 2, 2016 is as follows:

(Millions of Dollars)	January 2, 2016	Net Additions	Usage	Currency	April 2, 2016
Severance and related costs	$44.3	$3.7	$(9.7)	$0.9	$39.2
Facility closures and asset impairments	14.4	4.3	(13.0)	0.1	5.8
Total	$58.7	$8.0	$(22.7)	$1.0	$45.0
For the three months ended April 2, 2016, the Company recognized net restructuring charges of $8.0 million. This amount reflects $3.7 million of net severance charges associated with the reduction of approximately 297 employees. The Company also recognized $4.3 million of asset impairments.
The majority of the $45.0 million of reserves remaining as of April 2, 2016 is expected to be utilized within the next 12 months.
Segments: The $8.0 million net restructuring charge for the three months ended April 2, 2016 includes: $1.7 million of net charges pertaining to the Tools & Storage segment; $0.5 million of net charges pertaining to the Security segment; $1.5 million of net charges pertaining to the Industrial segment; and $4.3 million of net charges pertaining to Corporate.

O.	Income Taxes
The Company recognized income tax expense of $65.5 million for the three months ended April 2, 2016, resulting in an effective tax rate of 25.8%. The effective tax rate differs from the U.S. statutory tax rate primarily due to a portion of the Company’s earnings being realized in lower-taxed foreign jurisdictions and the finalization of audit settlements.

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

P.    Business Segments

The Company's operations are classified into three reportable business segments, which also represent its operating segments: Tools & Storage, Security and Industrial.

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

The Company utilizes segment profit, which is defined as net sales minus cost of sales and SG&A inclusive of the provision for doubtful accounts (aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, interest income, interest expense, other-net (inclusive of intangible asset amortization expense), restructuring charges, and income taxes. Refer to Note N, Restructuring Charges, for the amount of restructuring charges by segment. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and cost for certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Transactions between segments are not material. Segment assets primarily include accounts receivable, inventory, other current assets, property, plant and equipment, intangible assets and other miscellaneous assets.

	Year-to-Date
(Millions of Dollars)	2016	2015
NET SALES
Tools & Storage	$1,706.9	$1,632.1
Security	504.2	509.6
Industrial	461.0	488.3
Total	$2,672.1	$2,630.0
SEGMENT PROFIT
Tools & Storage	$262.0	$256.8
Security	60.2	54.8
Industrial	76.0	74.7
Segment profit	398.2	386.3
Corporate overhead	(48.4)	(35.7)
Other-net	(46.2)	(63.7)
Restructuring charges	(8.0)	(24.9)
Interest expense	(47.3)	(44.4)
Interest income	5.8	3.7
Earnings from continuing operations before income taxes	$254.1	$221.3

The following table is a summary of total assets by segment as of April 2, 2016 and January 2, 2016:

(Millions of Dollars)	April 2, 2016	January 2, 2016
Tools & Storage	$8,827.4	$8,492.9
Security	3,802.9	3,741.6
Industrial	3,477.4	3,438.7
	16,107.7	15,673.2
Corporate assets	(500.3)	(545.4)
Consolidated	$15,607.4	$15,127.8
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
The Environmental Protection Agency (“EPA”) has asserted claims in federal court in Rhode Island against certain current and former affiliates of Black & Decker related to environmental contamination found at the Centredale Manor Restoration Project Superfund ("Centredale") site, located in North Providence, Rhode Island. The EPA has discovered a variety of contaminants at the site, including but not limited to, dioxins, polychlorinated biphenyls, and pesticides. The EPA alleges that Black & Decker and certain of its current and former affiliates are liable for site clean-up costs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as successors to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. Black & Decker and certain of its current and former affiliates contest the EPA's allegation that they are responsible for the contamination, and have asserted contribution claims, counterclaims and cross-claims against a number of other PRPs, including the federal government as well as insurance carriers. The EPA released its Record of Decision ("ROD") in September 2012, which identified and described the EPA's selected remedial alternative for the site. Black & Decker and certain of its current and former affiliates are contesting the EPA's selection of the remedial alternative set forth in the ROD, on the grounds that the EPA's actions were arbitrary and capricious and otherwise not in accordance with law, and have proposed other equally-protective, more cost-effective alternatives. On June 10, 2014, the EPA issued an Administrative Order under Sec. 106 of CERCLA, instructing Emhart Industries, Inc. and Black & Decker to perform the remediation of Centredale pursuant to the ROD. Black & Decker and Emhart Industries, Inc. dispute the factual, legal and scientific bases cited by the EPA for such an Order and have provided the EPA with numerous good-faith bases for Black & Decker’s and Emhart Industries, Inc.’s declination to comply with the Order at this time. Black & Decker and Emhart Industries, Inc. continue to vigorously litigate the issue of their liability for environmental conditions at the Centredale site, including the completion of the Phase 1 trial in late July, 2015. The Court in this initial phase of trial found that dioxin contamination at the Centredale site was not “divisible”, and that Emhart was jointly and severally liable for dioxin contamination at the Site. The next two phases of trial will address whether the EPA’s proposed remedy for the Site is “arbitrary and capricious”, and if necessary, the allocation of liability to other parties who may have contributed to contamination of the Site with dioxins, PCB’s and other contaminants of concern. The Company's estimated remediation costs related to the Centredale site (including the EPA’s past costs as well as costs of additional investigation, remediation, and related costs such as EPA’s oversight costs, less escrowed funds contributed by primary PRPs who have reached settlement agreements with the EPA), which the Company considers to be probable and reasonably estimable, range from approximately $68.1 million to $139.7 million, with no amount within that range representing a more likely outcome until such time as the litigation is resolved through judgment or compromise. The Company’s reserve for this environmental remediation matter of $68.1 million reflects the fact that the EPA considers Metro-Atlantic, Inc. to be a primary source of contamination at the site. As the specific nature of the environmental remediation activities that may be mandated by the EPA at this site have not yet been finally determined through the on-going litigation, the ultimate remedial costs associated with the site may vary from the amount accrued by the Company at April 2, 2016.
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
The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of April 2, 2016 and January 2, 2016 the Company had reserves of $167.8 million and $170.7 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2016 amount, $17.2 million is classified as current and $150.6 million as long-term which is expected to be paid over the estimated remediation period. As of April 2, 2016, the Company has recorded $18.8 million in other assets related to funding received by the EPA and placed in a trust in accordance with the final settlement with the EPA, embodied in a Consent Decree approved by the United States District Court for the Central District of California on July 3, 2013. Per the Consent Decree, Emhart Industries, Inc. (a dissolved, former indirectly wholly-owned subsidiary of The Black & Decker Corporation) (“Emhart”) has agreed to be responsible for an interim remedy at a site located in Rialto, California and formerly operated by West Coast Loading Corporation (“WCLC”), a defunct company for which Emhart was alleged to be liable as a successor. The remedy will be funded by (i) the amounts received from the EPA as gathered from multiple parties, and, to the extent necessary, (ii) Emhart's affiliate.  The interim remedy requires the construction of a water treatment facility and the filtering of ground water at or around the site for a period of approximately 30 years or more. Accordingly, as of April 2, 2016, the Company's cash obligation associated with the aforementioned remediation activities including WCLC is $149.0 million. The range of environmental remediation costs that is reasonably possible is $127.7 million to $271.6 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with policy.
The Company and approximately 60 other companies comprise the Lower Passaic Cooperating Parties Group (the “CPG”). The CPG members and other companies are parties to a May 2007 Administrative Settlement Agreement and Order on Consent

(“AOC”) with the EPA to perform a remedial investigation/feasibility study (“RI/FS”) of the lower seventeen miles of the Lower Passaic River in New Jersey (the “River”). The Company’s potential liability stems from former operations in Newark, New Jersey. As an interim step related to the 2007 AOC, the CPG members voluntarily entered into an AOC on June 18, 2012 with the EPA for remediation actions focused solely at mile 10.9 of the River. The Company’s estimated costs related to the RI/FS and focused remediation action at mile 10.9, based on an interim allocation, are included in environmental reserves as of April 2, 2016 and January 2, 2016. On April 11, 2014, the EPA issued a Focused Feasibility Study (“FFS”) and proposed plan which addressed various early action remediation alternatives for the lower 8.3 miles of the River. The EPA received public comment on the FFS and proposed plan (including comments from the CPG and other entities asserting that the FFS and proposed plan do not comply with CERCLA) which public comment period ended on August 20, 2014. On March 4, 2016, the EPA issued a Record of Decision selecting the remedy for the lower 8.3 miles of the River. The cleanup plan adopted by the EPA is now considered a final action for the lower 8.3 miles of the River and will include the removal of 3.5 million cubic yards of sediment, placement of a cap over the entire lower 8.3 miles of the River, will cost approximately $1.4 billion and take 6 years to implement after the remedial design is completed according to the EPA. The Company and 105 other parties received a letter dated March 31, 2016 from the EPA notifying such parties of potential liability for the costs of the cleanup of the lower 8.3 miles of the River. The CPG submitted to the EPA the draft RI report in February 2015 and draft FS report in April 2015 for the entire lower seventeen miles of the River. There has been no determination as to how the RI/FS will be modified in light of the EPA decision to implement a final action for the lower 8.3 miles of the River. At this time, the Company cannot reasonably estimate its liability related to the remediation efforts, excluding the RI/FS and remediation actions at mile 10.9, as the RI/FS is ongoing, the ultimate remedial approach and associated cost for the upper portion of the River has not yet been determined, and the parties that will participate in funding the remediation and their respective allocations are not yet known.
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

R.    Guarantees
The Company’s financial guarantees at April 2, 2016 are as follows:

(Millions of Dollars)	Term	Maximum Potential Payment	Carrying Amount of Liability
Guarantees on the residual values of leased properties	One to five years	$37.1	$—
Standby letters of credit	Up to three years	78.7	—
Commercial customer financing arrangements	Up to six years	57.1	16.4
Total		$172.9	$16.4
The Company has guaranteed a portion of the residual values of leased properties arising from its synthetic lease program. The lease guarantees are for an amount up to $37.1 million while the fair value of the underlying buildings is estimated at $41.9 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these guarantees.

The Company has issued $78.7 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs.

The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors and franchisees for their initial purchase of the inventory and trucks necessary to function as a distributor and franchisee. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors and franchisees. The gross amount guaranteed in these arrangements is $57.1 million and the $16.4 million carrying value of the guarantees issued is recorded in debt and other liabilities as appropriate in the Condensed Consolidated Balance Sheets.

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

The changes in the carrying amount of product and service warranties for the three months ended April 2, 2016 and April 4, 2015 are as follows:

(Millions of Dollars)	2016	2015
Balance beginning of period	$105.4	$109.6
Warranties and guarantees issued	20.4	23.4
Warranty payments and currency	(20.0)	(26.1)
Balance end of period	$105.8	$106.9

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
BUSINESS OVERVIEW
Strategy

The Company is a diversified global provider of hand tools, power tools and related accessories, mechanical access solutions (i.e. automatic doors and commercial locking systems), electronic security and monitoring systems, healthcare solutions, engineered fastening systems and products and services for various industrial applications. The Company is continuing to pursue a growth and acquisition strategy that involves industry, geographic and customer diversification to foster sustainable revenue, earnings and cash flow growth. The Company is focused on growing organically, including increasing its presence in emerging markets, with a goal of generating greater than 20% of annual revenues from those markets, and leveraging the Stanley Fulfillment System, a now expanded program ("SFS 2.0") focused on upgrading innovation and digital capabilities while maintaining commercial and supply chain excellence, and funding required investments through functional transformation. In regards to acquisitions in the near-term, the Company intends to pursue targets that consolidate the tool industry and expand the Industrial platform in Engineered Fastening and Infrastructure. The Company remains focused on improving the operating results of the Security business and plans to communicate its strategic fit during the second half of 2016.

In terms of capital allocation, the Company remains committed to returning approximately 50% of free cash flow to shareholders through a strong and growing dividend as well as opportunistically repurchasing shares. The remaining free cash flow (approximately 50%) will be deployed towards acquisitions. Since the beginning of the fourth quarter of 2014, the Company has reduced its share count by the equivalent of approximately $1.5 billion worth of shares by utilizing both cash and equity derivatives.

Refer to the “Strategic Objectives” section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the year ended January 2, 2016 for additional strategic discussions.
Segments
The Company's operations are classified into three reportable business segments, which also represent its operating segments: Tools & Storage, Security and Industrial.
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
Industrial
The Industrial segment is comprised of the Engineered Fastening and Infrastructure businesses. Industrial segment revenues totaled $1.9 billion in 2015, representing 17% of the Company’s total revenues.
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
2016 Outlook
This outlook discussion is intended to provide broad insight into the Company’s near-term earnings and cash flow generation prospects. The Company is raising its previously communicated guidance on diluted earnings per share to $6.20 to $6.40 from $6.00 to $6.20, and is reiterating its free cash flow conversion estimate, defined as free cash flow divided by net income, of approximately 100%. The revised EPS outlook reflects the net favorable impact of stronger organic growth within the Tools & Storage business, leading to a revised organic growth outlook for the year from 3% to 3-4%, and an estimated $40 million of lower than expected foreign currency headwinds for the year, which, in the aggregate, are expected to more than offset slightly higher than planned expenses relating to a major Tools & Storage product launch in the back half of 2016.

RESULTS OF OPERATIONS
Net Sales: Net sales were $2.672 billion in the first quarter of 2016 compared to $2.630 billion in the first quarter of 2015, representing an increase of 2%. Volume and price increased 4% and 1%, respectively, and were partially offset by a 3% decrease due to negative impacts from foreign currency. Tools & Storage net sales increased 4% compared to the first quarter of 2015 due to organic growth of 8%, driven by solid growth across all regions, partially offset by foreign currency pressure of 4%. Net sales in the Security segment declined 1% compared to the first quarter of 2015 primarily due to foreign currency declines of 2% and lower volumes in North America, which more than offset organic growth in Europe. Industrial net sales declined 5% compared to the first quarter of 2015 primarily due to a 3% decrease in volume, which was mainly driven by anticipated organic declines in the Engineered Fastening and Hydraulics businesses, and a 2% decrease from foreign currency pressures.
Gross Profit: Gross profit was $977.6 million, or 36.6% of net sales, in the first quarter of 2016 compared to $973.6 million, or 37.0% of net sales, in the first quarter of 2015, as price, productivity, cost actions and commodity deflation were more than offset by unfavorable currency.
SG&A Expenses: SG&A, inclusive of the provision for doubtful accounts, was $627.8 million, or 23.5% of net sales, in the first quarter of 2016 compared to $623.0 million, or 23.7% of net sales, in the first quarter of 2015, reflecting continued tight cost management.
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
Corporate Overhead: The corporate overhead element of SG&A, which is not allocated to the business segments, amounted to $48.4 million, or 1.8% of net sales, and $35.7 million, or 1.4% of net sales, in the first quarter of 2016 and 2015, respectively. The year-over-year change was primarily due to increased investments in SFS 2.0 initiatives.

Other, net: Other, net expense amounted to $46.2 million in the first quarter of 2016 compared to $63.7 million in the first quarter of 2015. The year-over-year decrease was primarily driven by reduced negative impacts of foreign currency and lower amortization expense.
Interest, net: Net interest expense of $41.5 million in the first quarter of 2016 was relatively consistent with net interest expense of $40.7 million in the first quarter of 2015.
Income Taxes: The Company recognized income tax expense of $65.5 million for the first quarter of 2016 resulting in an effective tax rate of 25.8%. The effective tax rate differs from the U.S. statutory tax rate primarily due to a portion of the Company’s earnings being realized in lower-taxed foreign jurisdictions and the finalization of audit settlements.
The Company recognized income tax expense of $55.3 million for the first quarter of 2015, resulting in an effective tax rate of 25.0%. The effective tax rate differs from the U.S. statutory tax rate primarily due to a portion of the Company’s earnings being realized in lower-taxed foreign jurisdictions.
Business Segment Results
The Company’s reportable segments are aggregations of businesses that have similar products, services and end markets, among other factors. The Company utilizes segment profit (which is defined as net sales minus cost of sales and SG&A aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, other-net (inclusive of intangible asset amortization expense), restructuring charges, interest income, interest expense, and income tax expense. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and the expense pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Refer to Note N, Restructuring Charges, for the amount of net restructuring charges attributable to each segment. The Company's operations are classified into three reportable business segments, which also represent its operating segments: Tools & Storage, Security and Industrial.
Tools & Storage:

	Year-to-Date
(Millions of Dollars)	2016	2015
Net sales	$1,706.9	$1,632.1
Segment profit	$262.0	$256.8
% of Net sales	15.3%	15.7%
Tools & Storage net sales increased $74.8 million, or 4%, in the first quarter of 2016 compared to the first quarter of 2015. Organic sales increased 8% primarily due to organic growth of 10% in North America, 5% in Europe, and 9% in emerging markets, while unfavorable effects of foreign currency decreased net sales by 4%. The U.S. construction tool market remained robust while new products, brand extensions, and strong commercial execution continued to generate share gains in North America. Pressure, albeit less than expected, persisted in the industrial channels. In addition, favorable weather conditions in much of the U.S. contributed approximately 1-2 points of growth for Tools & Storage in the quarter. Europe's share gains also continued with another quarter of above-market organic growth from new products and an expanded retail footprint. Organic growth within the emerging markets was encouraging, driven by ongoing success of mid-price-point product releases as well as price realization and easier comps. These markets remain challenging, however intensified commercial excellence efforts across the region continue to drive significant above-market revenue growth.
Segment profit for the first quarter of 2016 was $262.0 million, or 15.3% of net sales, compared to $256.8 million, or 15.7% of net sales, in the first quarter of 2015. The decrease in the segment profit rate was mainly due to currency pressures, which more than offset the positive impacts from volume leverage, price, productivity, cost management, and somewhat lower commodity prices.

Security:

	Year-to-Date
(Millions of Dollars)	2016	2015
Net sales	$504.2	$509.6
Segment profit	$60.2	$54.8
% of Net sales	11.9%	10.8%
Security net sales decreased $5.4 million, or 1%, in the first quarter of 2016 compared to the first quarter of 2015, as a 1% increase in price and flat volumes were more than offset by a 2% decline due to foreign currency. Europe continued its momentum posting 3% organic growth on higher installation revenues across a broad swath of countries. North America’s organic revenues were down 1% due primarily to lower volumes within the automatic doors business.
Segment profit for the first quarter of 2016 was $60.2 million, or 11.9% of net sales, compared to $54.8 million, or 10.8% of net sales, in the first quarter of 2015. The year-over-year increase in the rate reflects improved operating performance within both North America and Europe.
Industrial:

	Year-to-Date
(Millions of Dollars)	2016	2015
Net sales	$461.0	$488.3
Segment profit	$76.0	$74.7
% of Net sales	16.5%	15.3%
Industrial net sales decreased $27.3 million, or 5%, in the first quarter of 2016 compared to the first quarter of 2015, due to a 3% decline in volumes and a 2% decline from foreign currency pressures. Engineered Fastening organic revenues declined 4% in line with expectations due primarily to lower industrial and electronics volumes and a challenging automotive comp stemming largely from prior year system sales. Infrastructure organic revenues were flat as higher Oil & Gas volumes from increased onshore activity offset lower Hydraulic Tools volumes due to a difficult scrap steel market.
Industrial segment profit for the first quarter of 2016 was $76.0 million, or 16.5% of net sales, compared to $74.7 million, or 15.3% of net sales, in the first quarter of 2015. The year-over-year increase in the rate was driven by productivity gains and cost control, particularly within Engineered Fastening, which more than offset the impact of currency and lower volumes.

RESTRUCTURING ACTIVITIES
A summary of the restructuring reserve activity from January 2, 2016 to April 2, 2016 is as follows:

(Millions of Dollars)	January 2, 2016	Net Additions	Usage	Currency	April 2, 2016
Severance and related costs	$44.3	$3.7	$(9.7)	$0.9	$39.2
Facility closures and asset impairments	14.4	4.3	(13.0)	0.1	5.8
Total	$58.7	$8.0	$(22.7)	$1.0	$45.0
For the three months ended April 2, 2016, the Company recognized net restructuring charges of $8.0 million. This amount reflects $3.7 million of net severance charges associated with the reduction of approximately 297 employees. The Company also recognized $4.3 million of asset impairments. The Company expects these restructuring actions to result in annual net cost savings of approximately $5 million by the end of 2017, primarily in the Tools & Storage segment.
The majority of the $45.0 million of reserves remaining as of April 2, 2016 is expected to be utilized within the next 12 months.
Segments: The $8.0 million net restructuring charge for the three months ended April 2, 2016 includes: $1.7 million of net charges pertaining to the Tools & Storage segment; $0.5 million of net charges pertaining to the Security segment; $1.5 million of net charges pertaining to the Industrial segment; and $4.3 million of net charges pertaining to Corporate.

FINANCIAL CONDITION
Liquidity, Sources and Uses of Capital: The Company’s primary sources of liquidity are cash flows generated from operations and available lines of credit under various credit facilities. The Company's cash flows are presented on a consolidated basis and include cash flows from discontinued operations in the first quarter of 2015.
Operating Activities: Cash flow used in operations were $93.1 million in the first quarter of 2016 compared to $197.5 million in the first quarter of 2015. The year-over-year improvement was primarily driven by higher earnings and changes in working capital (accounts receivable, inventory, accounts payable and deferred revenue). Cash outflows from working capital were $268.0 million in the first quarter of 2016 compared to $377.9 million in the first quarter of 2015. The decrease in working capital cash outflows was primarily driven by higher inventory liquidation, primarily in the Tools & Storage segment.

Free Cash Flow: Free cash flow, in line with seasonality, was an outflow of $158.0 million in the first quarter of 2016 compared to an outflow of $243.4 million in the first quarter of 2015. Management considers free cash flow an important indicator of its liquidity, as well as its ability to fund future growth and provide a dividend to shareowners. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

	Year-to-Date
(Millions of Dollars)	2016	2015
Net cash used in operating activities	$(93.1)	$(197.5)
Less: capital expenditures	(64.9)	(45.9)
Free cash outflow	$(158.0)	$(243.4)

Based on its potential to generate cash flow from operations on an annual basis and credit position at April 2, 2016, the Company continues to believe over the long term it has the financial flexibility to deploy capital to its shareowners’ advantage through a combination of acquisitions, dividends and potential future share repurchases.

Investing Activities: Cash flows used in investing activities were $81.7 million in the first quarter of 2016, which mainly consisted of capital and software expenditures of $64.9 million. Cash flows used in investing activities totaled $24.6 million in 2015, primarily due to capital and software expenditures of $45.9 million, which were partially offset by cash proceeds from net investment hedge settlements of $30.4 million.

Financing Activities: Cash flows provided by financing activities were $44.5 million in the first quarter of 2016 primarily due to net proceeds of $481.2 million from short-term borrowings under the Company's commercial paper program, partially offset by repurchases of approximately 3.8 million common shares for $361.4 million and cash dividend payments of $79.6 million. Cash flows provided by financing activities in the first quarter of 2015 were $206.6 million, which were primarily driven by $598.9 million in net proceeds from short-term borrowings and $43.0 million of proceeds from issuances of common stock, partially offset by $348.0 million of share repurchases and $82.7 million of cash payments for dividends.
Credit Ratings & Liquidity:

The Company maintains strong investment grade credit ratings from the major U.S. rating agencies on its senior unsecured debt (S&P A, Fitch A-, Moody's Baa1), as well as its commercial paper program (S&P A-1, Fitch F2, Moody's P-2). There have been no changes to any of the ratings during the first quarter of 2016. Failure to maintain strong investment grade rating levels could adversely affect the Company’s cost of funds, liquidity and access to capital markets, but would not have an adverse effect on the Company’s ability to access committed credit facilities.

Cash and cash equivalents totaled $352 million as of April 2, 2016, comprised of $56 million in the U.S. and $296 million in foreign jurisdictions. As of January 2, 2016, cash and cash equivalents totaled $465 million, comprised of $131 million in the U.S. and $334 million in foreign jurisdictions. Concurrent with the Black & Decker merger, the Company made a determination to repatriate certain legacy Black & Decker foreign earnings, on which U.S. income taxes had not previously been provided. As a result of this repatriation decision, the Company has recorded approximately $335 million and $320 million of associated deferred tax liabilities at April 2, 2016 and January 2, 2016, respectively. Current plans and liquidity requirements do not demonstrate a need to repatriate other foreign earnings. Accordingly, all other undistributed foreign earnings of the Company are considered to be permanently reinvested, or will be remitted substantially free of additional tax, consistent with the Company’s overall growth strategy internationally, including acquisitions and long-term financial objectives. No provision has been made for taxes that might be payable upon remittance of these undistributed foreign earnings. However, should management determine at a later point to repatriate additional foreign earnings, the Company would be required to accrue and pay taxes at that time.

The Company has a five-year $1.75 billion committed credit facility (the “Credit Agreement”). Borrowings under the Credit Agreement may include U.S. Dollars up to the $1.75 billion commitment or in Euro or Pounds Sterling subject to a foreign currency sub-limit of $400.0 million and bear interest at a floating rate dependent upon the denomination of the borrowing. Repayments must be made on December 18, 2020 or upon an earlier termination date of the Credit Agreement, at the election of the Company. The Credit Agreement is designated to be a liquidity back-stop for the Company's $2.0 billion commercial paper program. As of April 2, 2016, the Company has not drawn on this commitment. In addition, the Company has short-term lines of credit that are primarily uncommitted, with numerous banks, which are reviewed annually for renewal.

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

Refer to Note G, Long-Term Debt and Financing Arrangements, and Note I, Equity Arrangements, for further discussion of the Company's financing arrangements.

OTHER MATTERS
Critical Accounting Estimates: There have been no significant changes in the Company’s critical accounting estimates during the first quarter of 2016. Refer to the “Other Matters” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended January 2, 2016 for a discussion of the Company’s critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no significant change in the Company’s exposure to market risk during the first quarter of 2016. Refer to the “Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended January 2, 2016 for further discussion.

ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and its Senior Vice President and Chief Financial Officer have concluded that, as of April 2, 2016, the Company’s disclosure controls and procedures are effective. There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CAUTIONARY STATEMENT
Under the Private Securities Litigation Reform Act of 1995

Statements in this Quarterly Report on Form 10-Q that are not historical, including but not limited to those regarding the Company’s ability to: (i) generate greater than 20% of annual revenues from emerging markets; (ii) achieve full year 2016 diluted EPS of approximately $6.20 to $6.40; (iii) achieve free cash flow conversion of 100% for 2016; and (iv) return approximately 50% of free cash flow to shareholders through a strong and growing dividend, as well as opportunistically repurchasing its shares, with the remaining 50% deployed toward acquisitions; (collectively, the “Results”) are “forward-looking statements” and subject to risk and uncertainty.

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

The Company’s ability to deliver the Results is dependent, or based, upon: (i) the Company’s ability to deliver organic growth of approximately 3% to 4% in 2016; (ii) the Company’s ability to deliver sufficient working capital turns expansion to achieve free cash flow conversion of 100% in 2016; (iii) the Company’s ability to keep the impact to EPS of restructuring charges in 2016 to approximately $0.25; (iv) foreign currency exchange headwinds being at approximately $140 million in 2016; (v) the Company’s ability to achieve a tax rate relatively consistent with the 2015 tax rate; (vi) the Company’s ability to keep the impact to EPS of incremental costs associated with a new Tools & Storage product launch in the back half of 2016 to approximately $0.05; (vii) the Company’s ability to increase presence in emerging markets of the Power Tools and Hand Tools mid-price point categories; (viii) the successful identification and integration of, and realization of revenue synergies associated with, acquisitions, as well as integration of existing businesses and formation of new business platforms; (ix) the continued acceptance of technologies used in the Company’s products and services; (x) the Company’s ability to manage existing Sonitrol franchisee and Mac Tools relationships; (xi) the Company’s ability to minimize costs associated with any sale or discontinuance of a business or product line, including any severance, restructuring, legal or other costs; (xii) the proceeds realized with respect to any business or product line disposals; (xiii) the extent of any asset impairments with respect to any businesses or product lines that are sold or discontinued; (xiv) the success of the Company’s efforts to manage freight costs, steel and other commodity costs as well as capital expenditures; (xv) the Company’s ability to sustain or increase prices in order to, among other things, offset or mitigate the impact of steel, freight, energy, non-ferrous commodity and other commodity costs and any inflation increases and/or currency impacts; (xvi) the Company’s ability to generate free cash flow and maintain a strong debt to capital ratio; (xvii) the Company’s ability to identify and effectively execute productivity improvements and cost reductions, while minimizing any associated restructuring charges; (xviii) the Company’s ability to obtain favorable settlement of tax audits; (ix) the ability of the Company to generate earnings sufficient to realize future income tax benefits during periods when temporary differences become deductible, including realizing tax credit carry forward amounts within the allowable carry forward periods; (xx) the continued ability of the Company to access credit markets under satisfactory terms; (xxi) the Company’s ability to negotiate satisfactory price and payment terms under which the Company buys and sells goods, services, materials and products; (xxii) the Company’s ability to successfully develop, market and achieve sales from new products and services; and (xxiii) the availability of cash to repurchase shares when conditions are right.

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

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors as disclosed in the Company’s Form 10-K for the year ended January 2, 2016 filed with the Securities and Exchange Commission on February 19, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended April 2, 2016:

2016	(a) Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Program	Maximum Number Of Shares That May Yet Be Purchased Under The Program
January 3 - February 6	3,891,016	$94.49	—	—
February 7 - March 5	227,888	91.71	—	—
March 6 - April 2	3,649	103.39	—	—
	4,122,553	$94.35	—	—

(a)
In February 2016, the Company net-share settled capped call options on its common stock and received 293,142 shares using an average reference price of $94.34 per common share. Additionally, the Company purchased 1,316,858 shares directly from the counterparty participating in the net-share settlement for $124.2 million. The Company also repurchased 2,446,287 shares of common stock for $230.9 million, equating to an average price of $94.34 per share. The remaining shares of common stock in this column were deemed surrendered to the Company by participants in various benefit plans of the Company to satisfy the participants’ taxes related to vesting or delivery of time-vesting restricted share units under those plans.

On July 23, 2014, the Board of Directors approved a new repurchase of up to 25 million shares of the Company's common stock. As of April 2, 2016, the remaining authorized shares for repurchase is 12.0 million shares. Furthermore, approximately 5.2 million shares are reserved for purchase in connection with the forward share purchase contracts entered into in October 2014 and March 2015, which obligate the Company to pay $150.0 million and $350.0 million, respectively, plus additional amounts related to the forward component of the contracts to the financial institution counterparties not later than October 2016 and March 2017, respectively, or earlier at the Company's option. For further detail on these transactions, refer to Note I, Equity Arrangements, of the Notes to (Unaudited) Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

(101)
The following materials from Stanley Black & Decker Inc.'s Quarterly Report on Form 10-Q for the quarter ended April 2, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended April 2, 2016 and April 4, 2015; (ii) Condensed Consolidated Balance Sheets at April 2, 2016 and January 2, 2016; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended April 2, 2016 and April 4, 2015; and (iv) Notes to (Unaudited) Condensed Consolidated Financial Statements**.

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

STANLEY BLACK & DECKER, INC.

Date:	April 22, 2016	By:	/s/ DONALD ALLAN, JR.
Donald Allan, Jr.
Senior Vice President and Chief Financial Officer