Form 10-Q
period 2016-07-02
STANLEY BLACK & DECKER, INC.
filed 2016-07-25
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2016.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
150,425,951 shares of the registrant’s common stock were outstanding as of July 18, 2016

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED JULY 2, 2016 AND JULY 4, 2015
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	Second Quarter		Year-to-Date
	2016	2015	2016	2015
Net Sales	$2,932.4	$2,866.9	$5,604.5	$5,496.9
Costs and Expenses
Cost of sales	$1,803.5	$1,809.7	$3,498.0	$3,466.1
Selling, general and administrative	659.7	631.5	1,280.1	1,245.2
Provision for doubtful accounts	7.2	13.0	14.6	22.3
Other, net	47.6	50.5	93.8	114.2
Restructuring charges	10.2	5.0	18.2	29.9
Interest expense	47.7	46.2	95.0	90.6
Interest income	(5.5)	(3.0)	(11.3)	(6.7)
	$2,570.4	$2,552.9	$4,988.4	$4,961.6
Earnings from continuing operations before income taxes	362.0	314.0	616.1	535.3
Income taxes on continuing operations	90.5	78.5	156.0	133.8
Earnings from continuing operations	$271.5	$235.5	$460.1	$401.5
Less: Net loss attributable to non-controlling interests	—	(0.2)	(0.8)	(1.0)
Net earnings from continuing operations attributable to common shareowners	$271.5	$235.7	$460.9	$402.5
Net loss from discontinued operations	—	(8.5)	—	(13.0)
Net Earnings Attributable to Common Shareowners	$271.5	$227.2	$460.9	$389.5
Total Comprehensive Income Attributable to Common Shareowners	$174.7	$299.4	$443.9	$204.4
Basic earnings (loss) per share of common stock:
Continuing operations	$1.87	$1.59	$3.17	$2.68
Discontinued operations	—	(0.06)	—	(0.09)
Total basic earnings per share of common stock	$1.87	$1.53	$3.17	$2.59
Diluted earnings (loss) per share of common stock:
Continuing operations	$1.84	$1.54	$3.12	$2.60
Discontinued operations	—	(0.06)	—	(0.08)
Total diluted earnings per share of common stock	$1.84	$1.49	$3.12	$2.51
Dividends per share of common stock	$0.55	$0.52	$1.10	$1.04
Weighted Average Shares Outstanding (in thousands):
Basic	145,135	148,059	145,583	150,339
Diluted	147,263	152,663	147,543	154,881
See Notes to (Unaudited) Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JULY 2, 2016 AND JANUARY 2, 2016
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	July 2, 2016	January 2, 2016
ASSETS
Current Assets
Cash and cash equivalents	$568.2	$465.4
Accounts and notes receivable, net	1,571.0	1,331.8
Inventories, net	1,688.6	1,526.4
Other current assets	465.4	338.5
Total Current Assets	4,293.2	3,662.1
Property, Plant and Equipment, net	1,462.5	1,450.2
Goodwill	7,108.7	7,084.3
Intangibles, net	2,483.9	2,541.5
Other Assets	392.5	389.7
Total Assets	$15,740.8	$15,127.8
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
Short-term borrowings	$351.1	$2.5
Current maturities of long-term debt	6.8	5.1
Accounts payable	1,739.0	1,533.1
Accrued expenses	1,613.0	1,261.9
Total Current Liabilities	3,709.9	2,802.6
Long-Term Debt	3,814.1	3,792.1
Deferred Taxes	776.7	825.9
Post-Retirement Benefits	637.2	669.4
Other Liabilities	952.8	1,178.6
Commitments and Contingencies (Note Q)
Shareowners’ Equity
Stanley Black & Decker, Inc. Shareowners’ Equity
Preferred stock, without par value: Authorized and unissued 10,000,000 shares	—	—
Common stock, par value $2.50 per share: Authorized 300,000,000 shares in 2016 and 2015 Issued 176,902,738 shares in 2016 and 2015	442.3	442.3
Retained earnings	4,793.8	4,491.7
Additional paid in capital	4,464.5	4,421.7
Accumulated other comprehensive loss	(1,711.2)	(1,694.2)
ESOP	(28.4)	(34.9)
	7,961.0	7,626.6
Less: cost of common stock in treasury	(2,157.5)	(1,815.0)
Stanley Black & Decker, Inc. Shareowners’ Equity	5,803.5	5,811.6
Non-controlling interests	46.6	47.6
Total Shareowners’ Equity	5,850.1	5,859.2
Total Liabilities and Shareowners’ Equity	$15,740.8	$15,127.8
See Notes to (Unaudited) Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND SIX MONTHS ENDED JULY 2, 2016 AND JULY 4, 2015
(Unaudited, Millions of Dollars)

	Second Quarter		Year-to-Date
	2016	2015	2016	2015
OPERATING ACTIVITIES
Net Earnings Attributable to Common Shareowners	$271.5	$227.2	$460.9	$389.5
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	65.6	62.5	129.8	125.4
Amortization of intangibles	36.4	39.5	72.3	79.1
Changes in working capital	57.6	(50.5)	(210.4)	(428.4)
Changes in other assets and liabilities	65.3	33.9	(49.3)	(50.5)
Cash provided by operating activities	496.4	312.6	403.3	115.1
INVESTING ACTIVITIES
Capital expenditures	(78.7)	(65.7)	(143.6)	(111.6)
Business acquisitions, net of cash acquired	(8.0)	—	(21.0)	(0.4)
Proceeds from sale of assets	5.5	13.2	7.6	14.2
Proceeds on net investment hedge settlements	7.9	33.5	5.5	63.9
Other	(8.7)	(10.9)	(12.2)	(20.6)
Cash used in investing activities	(82.0)	(29.9)	(163.7)	(54.5)
FINANCING ACTIVITIES
Payments on long-term debt	—	(0.3)	—	(0.6)
Stock purchase contract fees	(3.4)	(4.2)	(6.9)	(8.5)
Net short-term (repayments) borrowings	(132.9)	(180.2)	348.3	418.7
Cash dividends on common stock	(79.8)	(76.8)	(159.4)	(159.5)
Termination of interest rate swaps	27.0	—	27.0	—
Proceeds from issuances of common stock	23.7	31.7	32.2	74.7
Purchases of common stock for treasury	(0.7)	(100.0)	(362.1)	(448.0)
Other	0.2	—	(0.5)	—
Cash used in financing activities	(165.9)	(329.8)	(121.4)	(123.2)
Effect of exchange rate changes on cash and cash equivalents	(32.5)	3.5	(15.4)	(42.1)
Change in cash and cash equivalents	216.0	(43.6)	102.8	(104.7)
Cash and cash equivalents, beginning of period	352.2	435.5	465.4	496.6
CASH AND CASH EQUIVALENTS, END OF PERIOD	$568.2	$391.9	$568.2	$391.9
See Notes to (Unaudited) Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2016

A.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. Operating results for the three and six months ended July 2, 2016 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Stanley Black & Decker, Inc.’s (the “Company”) Form 10-K for the year ended January 2, 2016, and subsequent related filings with the Securities and Exchange Commission.

During the fourth quarter of 2014, the Company classified the Security segment’s Spain and Italy operations as held for sale based on management's intention to sell these businesses. In July 2015, the Company completed the sale of these businesses. The operating results of Security Spain and Italy have been reported as discontinued operations for the three and six months ended July 4, 2015. Net sales for discontinued operations totaled $17.6 million and $35.5 million for the three and six months ended July 4, 2015, respectively.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates. Certain amounts reported in the previous year have been reclassified to conform to the 2016 presentation.

B.	New Accounting Standards

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, "Financial Instruments - Credit Losses (Topic 326)." The new standard amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, "Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The objective of this update is to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the timing of adopting the new guidance as well as the impact it may have on its consolidated financial statements.
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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." The new revenue recognition standard outlines a comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new model provides a five-step analysis in determining when and how revenue is recognized. The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB affirmed its proposal to defer the effective date of the standard to annual reporting periods (and interim reporting periods within those years) beginning after December 15, 2017. Entities are permitted to apply the new revenue standard early, but not before the original effective date of annual periods beginning after December 15, 2016. The standard shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In March, April and May 2016, the FASB clarified the implementation guidance on principal versus agent, identifying performance obligations, licensing, and collectibility. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

C.	Earnings Per Share
The following table reconciles net earnings attributable to common shareowners and the weighted average shares outstanding used to calculate basic and diluted earnings per share for the three and six months ended July 2, 2016 and July 4, 2015:

	Second Quarter		Year-to-Date
	2016	2015	2016	2015
Numerator (in millions):
Net earnings from continuing operations attributable to common shareowners	$271.5	$235.7	$460.9	$402.5
Net loss from discontinued operations	—	(8.5)	—	(13.0)
Net Earnings Attributable to Common Shareowners	$271.5	$227.2	$460.9	$389.5

	Second Quarter		Year-to-Date
	2016	2015	2016	2015
Denominator (in thousands):
Basic earnings per share — weighted average shares	145,135	148,059	145,583	150,339
Dilutive effect of stock options, awards and other equity arrangements	2,128	4,604	1,960	4,542
Diluted earnings per share — weighted average shares	147,263	152,663	147,543	154,881
Earnings (loss) per share of common stock:
Basic earnings (loss) per share of common stock:
Continuing operations	$1.87	$1.59	$3.17	$2.68
Discontinued operations	—	(0.06)	—	(0.09)
Total basic earnings per share of common stock	$1.87	$1.53	$3.17	$2.59
Diluted earnings (loss) per share of common stock:
Continuing operations	$1.84	$1.54	$3.12	$2.60
Discontinued operations	—	(0.06)	—	(0.08)
Total dilutive earnings per share of common stock	$1.84	$1.49	$3.12	$2.51
The following weighted average stock options were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	Second Quarter		Year-to-Date
	2016	2015	2016	2015
Number of stock options	972	642	1,281	808

As described in detail in Note I, Equity Arrangements, the Company issued Equity Units comprised of $345.0 million of Notes and Equity Purchase Contracts, which obligate the holders to purchase on November 17, 2016, for $100, between 1.0122 and 1.2399 shares of the Company’s common stock. The shares related to the Equity Purchase Contracts were anti-dilutive during January and February of 2016, and from January through April of 2015. Upon the November 17, 2016 settlement date, the Company will issue approximately 3.5 to 4.3 million shares of common stock, subject to customary anti-dilution adjustments, and expects to receive additional cash proceeds of $345.0 million.

D.    Financing Receivables
Long-term trade financing receivables of $185.7 million and $182.1 million at July 2, 2016 and January 2, 2016, respectively, are reported within Other Assets in the Condensed Consolidated Balance Sheets. Financing receivables and long-term financing receivables are predominantly related to certain security equipment leases with commercial businesses. Generally, the Company retains legal title to any equipment under lease and bears the right to repossess such equipment in an event of default. All financing receivables are interest bearing and the Company has not classified any financing receivables as held-for-sale. Interest income earned from financing receivables that are not delinquent is recorded on the effective interest method. The Company considers any financing receivable that has not been collected within 90 days of original billing date as past-due or delinquent. Additionally, the Company considers the credit quality of all past-due or delinquent financing receivables as non-performing.

The Company has an accounts receivable sale program that expires on January 5, 2018. According to the terms of that program, the Company is required to sell certain of its trade accounts receivables at fair value to a wholly-owned, consolidated, bankruptcy-remote special purpose subsidiary (“BRS”). The BRS, in turn, must sell such receivables to a third-party financial institution (“Purchaser”) for cash and a deferred purchase price receivable. The Purchaser’s maximum cash investment in the receivables at any time is $100.0 million. The purpose of the program is to provide liquidity to the Company. The Company accounts for these transfers as sales under ASC 860, Transfers and Servicing. Receivables are derecognized from the Company’s consolidated balance sheet when the BRS sells those receivables to the Purchaser. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred purchase price receivable. At July 2, 2016, the Company did not record a servicing asset or liability related to its retained responsibility based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.
At July 2, 2016 and January 2, 2016, $100.5 million and $100.4 million, respectively, of net receivables were derecognized. Gross receivables sold amounted to $488.8 million ($404.9 million, net) and $873.5 million ($746.2 million, net) for the three and six months ended July 2, 2016, respectively. These sales resulted in a pre-tax loss of $1.4 million and $2.4 million, respectively, and included servicing fees of $0.2 million and $0.4 million, respectively, for the three and six months ended July 2, 2016. Proceeds from transfers of receivables to the Purchaser totaled $400.0 million and $677.6 million for the three and six months ended July 2, 2016, respectively. Collections of previously sold receivables, including deferred purchase price receivables, and all fees, which are settled one month in arrears, resulted in payments to the Purchaser of $383.4 million and $677.6 million for the three and six months ended July 2, 2016, respectively.
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
The Company’s risk of loss following the sale of the receivables is limited to the deferred purchase price receivable, which was $122.1 million at July 2, 2016 and $41.1 million at January 2, 2016. The deferred purchase price receivable will be repaid in cash as receivables are collected, generally within 30 days, and as such the carrying value of the receivable recorded approximates fair value. There were no delinquencies or credit losses for the three and six months ended July 2, 2016 or July 4, 2015. Cash inflows related to the deferred purchase price receivable totaled $128.7 million and $219.5 million for the three and six months ended July 2, 2016, respectively, and $102.3 million and $191.3 million for the three and six months ended July 4, 2015, respectively. All cash flows under the program are reported as a component of changes in accounts receivable within operating activities in the Condensed Consolidated Statements of Cash Flows since all the cash from the Purchaser is either: 1) received upon the initial sale of the receivable or 2) from the ultimate collection of the underlying receivables and the underlying receivables are not subject to significant risks, other than credit risk, given their short-term nature.

E.	Inventories
The components of Inventories, net at July 2, 2016 and January 2, 2016 are as follows:

(Millions of Dollars)	July 2, 2016	January 2, 2016
Finished products	$1,211.0	$1,085.0
Work in process	135.3	136.1
Raw materials	342.3	305.3
Total	$1,688.6	$1,526.4

F.    Goodwill
Changes in the carrying amount of goodwill by segment are as follows:

(Millions of Dollars)	Tools & Storage	Security	Industrial	Total
Balance January 2, 2016	$3,343.4	$2,317.2	$1,423.7	$7,084.3
Acquisition adjustments	—	11.8	—	11.8
Foreign currency translation and other	(31.7)	14.7	29.6	12.6
Balance July 2, 2016	$3,311.7	$2,343.7	$1,453.3	$7,108.7

G.	Long-Term Debt and Financing Arrangements
Long-term debt and financing arrangements at July 2, 2016 and January 2, 2016 are as follows:

(Millions of Dollars)	Interest Rate	July 2, 2016	January 2, 2016
Notes payable due in 2018	2.45%	$628.5	$627.5
Notes payable due in 2018 (junior subordinated)	2.25%	344.0	343.8
Notes payable due 2021	3.40%	416.7	405.9
Notes payable due 2022	2.90%	749.9	749.6
Notes payable due 2028	7.05%	175.8	167.0
Notes payable due 2040	5.20%	360.9	360.1
Notes payable due 2052 (junior subordinated)	5.75%	730.2	729.9
Notes payable due 2053 (junior subordinated)	5.75%	396.5	394.2
Other, payable in varying amounts through 2022	0.00% – 2.47%	18.4	19.2
Total long-term debt, including current maturities		$3,820.9	$3,797.2
Less: Current maturities of long-term debt		(6.8)	(5.1)
Long-term debt		$3,814.1	$3,792.1
In the first quarter of 2016, the Company adopted ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires debt issuance costs related to recognized debt liabilities to be presented in the balance sheet as a direct deduction from the debt liability rather than an asset. Accordingly, at July 2, 2016, approximately $42 million of deferred debt issuance costs were presented as a direct deduction within Long-Term Debt on the Company's Condensed Consolidated Balance Sheets. Furthermore, the Company reclassified approximately $45 million of deferred debt issuance costs from Other Assets to Long-Term Debt as of January 2, 2016.
At July 2, 2016, the Company's carrying value on its $632.5 million notes payable due 2018 includes $4.0 million pertaining to deferred financing fees.
At July 2, 2016, the Company's carrying value on its $345.0 million notes payable due 2018 includes $1.0 million pertaining to deferred financing fees.
At July 2, 2016, the Company's carrying value on its $400.0 million notes payable due 2021 includes $18.7 million pertaining to the unamortized gain on previously terminated swaps, $0.2 million of unamortized discount on the notes and $1.8 million pertaining to deferred financing fees.
At July 2, 2016, the Company's carrying value on its $754.3 million notes payable due 2022 includes $0.4 million of unamortized discount on the notes and $4.0 million pertaining to deferred financing fees.
At July 2, 2016, the Company's carrying value on its $150.0 million notes payable due 2028 includes a gain of $12.7 million pertaining to fair value adjustments made in purchase accounting and $13.1 million pertaining to the unamortized gain on previously terminated swaps.
At July 2, 2016, the Company's carrying value of its $400.0 million notes payable due 2040 includes $35.6 million pertaining to the unamortized loss on previously terminated swaps, $0.2 million of unamortized discount on the notes and $3.3 million pertaining to deferred financing fees.

At July 2, 2016, the Company's carrying value on its $750.0 million notes payable due 2052 includes $19.8 million pertaining to deferred financing fees.
At July 2, 2016, the Company's carrying value on its $400.0 million notes payable due 2053 includes a gain of $4.9 million pertaining to the unamortized gain on previously terminated swaps and $8.4 million pertaining to deferred financing fees.
Unamortized gains and fair value adjustments associated with interest rate swaps and the impact of terminated swaps are more fully discussed in Note H, Derivative Financial Instruments.
As of July 2, 2016, the Company had $343.8 million of borrowings outstanding against the Company’s $2.0 billion commercial paper program and at January 2, 2016, the Company had no commercial paper borrowings outstanding. As of July 2, 2016, the Company has not drawn on its $1.75 billion committed credit facility.

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

A summary of the fair value of the Company’s derivatives recorded in the Condensed Consolidated Balance Sheets at July 2, 2016 and January 2, 2016 follows:

(Millions of Dollars)	Balance Sheet Classification	July 2, 2016	January 2, 2016	Balance Sheet Classification	July 2, 2016	January 2, 2016
Derivatives designated as hedging instruments:
Interest Rate Contracts Cash Flow	LT other assets	$—	$—	LT other liabilities	$95.1	$41.1
Interest Rate Contracts Fair Value	Other current assets	—	14.9	Accrued expenses	—	2.5
	LT other assets	—	1.4	LT other liabilities	—	5.2
Foreign Exchange Contracts Cash Flow	Other current assets	11.6	21.9	Accrued expenses	4.3	1.8
	LT other assets	4.6	3.7	LT other liabilities	0.4	—
Net Investment Hedge	Other current assets	92.3	30.3	Accrued expenses	1.5	4.8
	LT other assets	—	—	LT other liabilities	20.5	—
Total Designated		$108.5	$72.2		$121.8	$55.4
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$37.3	$7.1	Accrued expenses	$85.2	$40.7
Total Undesignated		$37.3	$7.1		$85.2	$40.7
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

During the six months ended July 2, 2016 and July 4, 2015, cash flows related to derivatives, including those that are separately discussed below, resulted in net cash received of $26.6 million and $48.3 million, respectively.

CASH FLOW HEDGES
As of July 2, 2016 and January 2, 2016, there was an after-tax mark-to-market loss of $105.3 million and $52.1 million, respectively, reported for cash flow hedge effectiveness in Accumulated other comprehensive loss. An after-tax loss of $6.6 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next twelve months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies and interest rates through the maturity dates.
The tables below detail pre-tax amounts reclassified from Accumulated other comprehensive loss into earnings for active derivative financial instruments during the periods in which the underlying hedged transactions affected earnings for the three and six months ended July 2, 2016 and July 4, 2015 (in millions):

Second Quarter 2016	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Interest Rate Contracts	$(22.5)	Interest expense	$—	$—
Foreign Exchange Contracts	$17.5	Cost of sales	$5.0	$—

Year-to-Date 2016	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Interest Rate Contracts	$(54.1)	Interest expense	$—	$—
Foreign Exchange Contracts	$(4.4)	Cost of sales	$23.6	$—

Second Quarter 2015	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Interest Rate Contracts	$35.0	Interest expense	$—	$—
Foreign Exchange Contracts	$(3.6)	Cost of sales	$16.2	$—

Year-to-Date 2015	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Interest Rate Contracts	$19.5	Interest expense	$—	$—
Foreign Exchange Contracts	$34.4	Cost of sales	$22.9	$—
 * Includes ineffective portion and amount excluded from effectiveness testing on derivatives.
For the three and six months ended July 2, 2016, the hedged items' impact to the Consolidated Statements of Operations and Comprehensive Income was a loss of $5.0 million and $23.6 million, respectively, in Cost of sales, which is offsetting the amounts shown above. For the three and six months ended July 4, 2015, the hedged items’ impact to the Consolidated Statements of Operations and Comprehensive Income was a loss of $16.2 million and $22.9 million, respectively. There was no impact related to the interest rate contracts' hedged items for all periods presented.
For the three and six months ended July 2, 2016, an after-tax gain of $0.5 million and $9.8 million, respectively, was reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) during the periods in which the underlying hedged transactions affected earnings. For the three and six months ended July 4, 2015, an after-tax gain of $4.9 million and $6.0 million, respectively, was reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) during the periods in which the underlying hedged transactions affected earnings.
Interest Rate Contracts
The Company enters into interest rate swap agreements in order to obtain the lowest cost source of funds within a targeted range of variable to fixed-debt proportions. At July 2, 2016 and January 2, 2016, the Company had $400 million of forward starting swaps outstanding which were executed in 2014. The objective of the hedges is to offset the expected variability on future payments associated with the interest rate on debt instruments expected to be issued in 2018. Gains or losses on the swaps are recorded in Accumulated other comprehensive income (loss) and will be subsequently reclassified into earnings as the future interest expense is recognized in earnings or as ineffectiveness occurs.
Foreign Currency Contracts
Forward Contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from subsidiaries with non-U.S. dollar functional currencies which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases and sales of inventory. Gains and losses reclassified from Accumulated other comprehensive income (loss) for the effective and ineffective portions of the hedge, as well as any amounts excluded from effectiveness testing, are recorded in Cost of sales. Gains and losses incurred after a hedge has been de-designated are not recorded in Accumulated other comprehensive income (loss), but are recorded directly to the Consolidated Statements of Operations in Other-net. At July 2, 2016, the notional value of forward currency contracts outstanding was $673.2 million, maturing on various dates through 2017. At January 2, 2016, the notional value of forward currency contracts outstanding was $439.3 million, maturing on various dates through 2017.
Purchased Option Contracts: The Company and its subsidiaries have entered into various intercompany transactions whereby the notional values are denominated in currencies other than the functional currencies of the party executing the trade. In order to better match the cash flows of its intercompany obligations with cash flows from operations, the Company enters into purchased option contracts. Gains and losses reclassified from Accumulated other comprehensive income (loss) for the effective and ineffective portions of the hedge as well as any amounts excluded from effectiveness testing are recorded in Cost of sales. At July 2, 2016, the notional value of purchased option contracts was $109.5 million maturing on various dates through 2016. As of January 2, 2016, the notional value of purchased option contracts was $197.4 million, maturing on various dates through 2016.
FAIR VALUE HEDGES

Interest Rate Risk: In an effort to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, the Company enters into interest rate swaps. In previous years, the Company entered into interest rate swaps on the first five years of the Company's $400 million 5.75% notes due 2053 and interest rate swaps with notional values which equaled the Company's $400 million 3.40% notes due 2021 and the Company's $150 million 7.05% notes due 2028. These interest rate swaps effectively converted the Company's fixed rate debt to floating rate debt based on LIBOR, thereby hedging the fluctuation in fair value resulting from changes in interest rates. In the second quarter of 2016, the Company terminated all of the above interest rate swaps. The terminations resulted in cash receipts of $27.0 million. This gain was deferred and will be amortized to earnings over the remaining life of the notes.

The changes in fair value of the interest rate swaps during the period were recognized in earnings as well as the offsetting changes in fair value of the underlying notes. There were no open contracts as of July 2, 2016. The notional value of open contracts was $950.0 million as of January 2, 2016. A summary of the fair value adjustments relating to these swaps is as follows (in millions):

	Second Quarter 2016		Year-to-Date 2016
Income Statement Classification	Gain/(Loss) on Swaps*	Gain /(Loss) on Borrowings	Gain/(Loss) on Swaps*	Gain /(Loss) on Borrowings
Interest Expense	$(28.6)	$29.0	$(3.3)	$3.8

	Second Quarter 2015		Year-to-Date 2015
Income Statement Classification	Gain/(Loss) on Swaps*	Gain /(Loss) on Borrowings	Gain/(Loss) on Swaps*	Gain /(Loss) on Borrowings
Interest Expense	$(18.6)	$18.3	$(1.4)	$1.5
*Includes ineffective portion and amount excluded from effectiveness testing.
In addition to the fair value adjustments in the table above, the net swap accruals for each period and amortization of the gains on terminated swaps are also reported as a reduction of interest expense and totaled $2.3 million and $5.3 million for the three and six months ended July 2, 2016, respectively, and $3.6 million and $7.4 million for the three and six months ended July 4, 2015, respectively. Interest expense on the underlying debt was $8.1 million and $19.9 million for the three and six months ended July 2, 2016, respectively, and $11.8 million and $23.7 million for the three and six months ended July 4, 2015, respectively.

NET INVESTMENT HEDGES
Foreign Exchange Contracts: The Company utilizes net investment hedges to offset the translation adjustment arising from re-measurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive loss were gains of $35.5 million and $11.8 million at July 2, 2016 and January 2, 2016, respectively. As of July 2, 2016, the Company had foreign exchange forward contracts maturing on various dates through 2017 with notional values totaling $1.4 billion outstanding hedging a portion of its British pound sterling, Mexican peso, Swedish krona, Euro and Canadian dollar denominated net investments and a cross currency swap with a notional value totaling $250.0 million maturing in 2023 hedging a portion of its Japanese yen denominated net investment. As of January 2, 2016, the Company had foreign exchange contracts maturing on various dates through 2016 with notional values totaling $1.9 billion outstanding hedging a portion of its British pound sterling, Mexican peso, Swedish krona, Japanese yen, Euro and Canadian dollar denominated net investments. For the six months ended July 2, 2016 and July 4, 2015, maturing foreign exchange contracts resulted in net cash receipts of $5.5 million and $63.9 million, respectively. Gains and losses on net investment hedges remain in Accumulated other comprehensive income (loss) until disposal of the underlying assets.
The pre-tax gain or loss from fair value changes recorded in Accumulated other comprehensive loss was as follows (in millions):

	Second Quarter 2016			Year-to-Date 2016
Income Statement Classification	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement
Other, net	$35.2	$—	$—	$37.8	$—	$—

	Second Quarter 2015			Year-to-Date 2015
Income Statement Classification	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement
Other, net	$(39.4)	$—	$—	$(2.5)	$—	$—
*Includes ineffective portion and amount excluded from effectiveness testing.
UNDESIGNATED HEDGES
Foreign Exchange Contracts: Currency swaps and foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the forward contracts outstanding at July 2, 2016 was $2.3 billion, maturing on various dates through 2017. The total notional amount of the forward contracts outstanding at January 2, 2016 was $2.0 billion, maturing at various dates in 2016. The income statement impacts related to derivatives not designated as hedging instruments for the three and six months ended July 2, 2016 and July 4, 2015 are as follows (in millions):

Derivatives Not Designated as Hedging Instruments under ASC 815	Income Statement Classification	Second Quarter 2016 Amount of Gain (Loss) Recorded in Income on Derivative	Year-to-Date 2016 Amount of Gain (Loss) Recorded in Income on Derivative
Foreign Exchange Contracts	Other, net	$(31.0)	$(37.0)

Derivatives Not Designated as Hedging Instruments under ASC 815	Income Statement Classification	Second Quarter 2015 Amount of Gain (Loss) Recorded in Income on Derivative	Year-to-Date 2015 Amount of Gain (Loss) Recorded in Income on Derivative
Foreign Exchange Contracts	Other, net	$50.1	$20.7

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
In November 2013, the Company purchased from certain financial institutions “out-of-the-money” capped call options on 12.2 million shares of its common stock (subject to customary anti-dilution adjustments) for an aggregate premium of $73.5 million, or an average of $6.03 per share. The purpose of the capped call options was to hedge the risk of stock price appreciation between the lower and upper strike prices of the capped call options for a future share repurchase. In accordance with ASC 815-40, the premium paid was recorded as a reduction to equity. The contracts for the options provide that they may, at the Company’s election, subject to certain conditions, be cash settled, physically settled, modified-physically settled, or net-share settled (the default settlement method). The capped call options had various expiration dates and initially had an average lower strike price of $86.07 and an average upper strike price of $106.56, subject to customary market adjustments. In February 2015, the Company net-share settled 9.1 million of the 12.2 million capped call options on its common stock and received 911,077 shares using an average reference price of $96.46 per common share. Additionally, the Company purchased directly from the counterparties participating in the net-share settlement, 3,381,162 shares for $326.1 million, equating to an average price of $96.46 per share. In February 2016, the Company net-share settled the remaining 3.1 million capped call options on its common stock and received 293,142 shares using an average reference price of $94.34 per common share. Additionally, the Company purchased 1,316,858 shares directly from the counterparty participating in the net-share settlement for $124.2 million.
Equity Units and Capped Call Transactions
In December 2013, the Company issued Equity Units comprised of $345.0 million of Notes and Equity Purchase Contracts as described more fully in Note H, Long-Term Debt and Financing Arrangements, of the Company’s Form 10-K for the year ended January 2, 2016. The Equity Purchase Contracts obligate the holders to purchase on November 17, 2016, for $100.00, between 1.0122 and 1.2399 shares of the Company’s common stock, which are equivalent to an initial settlement price of $98.80 and $80.65, respectively, per share of common stock. As of July 2, 2016, due to the customary anti-dilution provisions, the settlement rate on the Equity Units Stock was 1.0150 (equivalent to a conversion price of approximately $98.52 per common share). Upon the November 17, 2016 settlement date, the Company will issue approximately 3.5 to 4.3 million shares of common stock, subject to customary anti-dilution adjustments, and expects to receive additional cash proceeds of $345.0 million. If a fundamental change occurs, in certain circumstances, the number of shares of common stock deliverable upon settlement of the Equity Purchase Contracts will be increased by the make-whole amount, resulting in the issuance of a maximum of approximately 4.9 million shares of common stock. Holders may elect to settle their Equity Purchase Contracts early in cash prior to November 17, 2016.
Contemporaneously with the issuance of the Equity Units described above, the Company paid $9.7 million, or an average of $2.77 per option, to enter into capped call transactions on 3.5 million shares of common stock with a major financial institution. The purpose of the capped call transactions is to offset the potential economic dilution associated with the common shares issuable upon the settlement of the Equity Purchase Contracts. With respect to the impact on the Company, the capped call transactions and the Equity Units, when taken together, result in the economic equivalent of having the conversion price on the Equity Units at $112.60, the upper strike price of the capped call as of July 2, 2016. Refer to Note H, Long-Term Debt and Financing Arrangements, of the Company’s Form 10-K for the year ended January 2, 2016. In accordance with ASC 815-40, the $9.7 million premium paid was recorded as a reduction to equity.

The capped call transactions cover, subject to customary anti-dilution adjustments, the number of shares equal to the number of shares issuable upon settlement of the Equity Purchase Contracts at the 1.0122 minimum settlement rate. The capped call transactions have a term of approximately three years and initially had a lower strike price of $98.80, which corresponds to the minimum settlement rate of the Equity Purchase Contracts, and an upper strike price of $112.91, which is approximately 40% higher than the closing price of the Company’s common stock on November 25, 2013, and are subject to customary anti-dilution adjustments. The capped call transactions may be settled by net-share settlement (the default settlement method) or, at the Company’s option and subject to certain conditions, cash settlement, physical settlement or modified physical settlement. The aggregate fair value of the options at July 2, 2016 was $35.3 million.

J.    Accumulated Other Comprehensive Loss

The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive loss:

(Millions of Dollars)	Currency translation adjustment and other	Unrealized losses on cash flow hedges, net of tax	Unrealized gains on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - January 2, 2016	$(1,300.9)	$(52.1)	$11.8	$(353.0)	$(1,694.2)
Other comprehensive (loss) income before reclassifications	$(5.1)	$(43.4)	$23.7	$11.8	$(13.0)
Reclassification adjustments to earnings	—	(9.8)	—	5.8	(4.0)
Net other comprehensive (loss) income	$(5.1)	$(53.2)	$23.7	$17.6	$(17.0)
Balance - July 2, 2016	$(1,306.0)	$(105.3)	$35.5	$(335.4)	$(1,711.2)

(Millions of Dollars)	Currency translation adjustment and other	Unrealized (losses) gains on cash flow hedges, net of tax	Unrealized losses on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - January 3, 2015	$(796.8)	$(50.9)	$(37.2)	$(385.3)	$(1,270.2)
Other comprehensive (loss) income before reclassifications	$(225.4)	$32.1	$(1.5)	$9.8	$(185.0)
Reclassification adjustments to earnings	—	(6.0)	—	5.9	(0.1)
Net other comprehensive (loss) income	$(225.4)	$26.1	$(1.5)	$15.7	$(185.1)
Balance - July 4, 2015	$(1,022.2)	$(24.8)	$(38.7)	$(369.6)	$(1,455.3)

The reclassifications out of accumulated other comprehensive loss for the six months ended July 2, 2016 and July 4, 2015 were as follows (in millions):

Reclassifications from Accumulated other comprehensive loss to earnings	2016	2015	Affected line item in Consolidated Statements of Operations And Comprehensive Income
Realized gains on cash flow hedges	$23.6	$22.9	Cost of sales
Realized losses on cash flow hedges	(7.5)	(7.6)	Interest expense
Tax effect	(6.3)	(9.3)	Income taxes on continuing operations
Realized gains on cash flow hedges, net of tax	$9.8	$6.0
Amortization of defined benefit pension items:
Actuarial losses and prior service costs / credits	$(5.3)	$(5.2)	Cost of sales
Actuarial losses and prior service costs / credits	(3.5)	(3.5)	Selling, general and administrative
Total before taxes	$(8.8)	$(8.7)
Tax effect	3.0	2.8	Income taxes on continuing operations
Amortization of defined benefit pension items, net of tax	$(5.8)	$(5.9)

K.    Net Periodic Benefit Cost — Defined Benefit Plans
Following are the components of net periodic pension (benefit) expense for the three and six months ended July 2, 2016 and July 4, 2015:

	Second Quarter
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
(Millions of Dollars)	2016	2015	2016	2015	2016	2015
Service cost	$2.4	$1.9	$3.2	$3.6	$0.1	$0.2
Interest cost	11.4	13.6	9.8	12.0	0.4	0.5
Expected return on plan assets	(17.0)	(18.7)	(11.8)	(14.2)	—	—
Amortization of prior service cost (credit)	1.3	0.2	—	0.1	(0.3)	(0.3)
Amortization of net loss	1.8	2.2	1.6	2.1	—	—
Net periodic pension (benefit) expense	$(0.1)	$(0.8)	$2.8	$3.6	$0.2	$0.4

	Year-to-Date
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
(Millions of Dollars)	2016	2015	2016	2015	2016	2015
Service cost	$4.7	$3.5	$6.4	$7.2	$0.3	$0.3
Interest cost	22.7	26.9	19.4	23.8	0.8	1.1
Expected return on plan assets	(33.9)	(37.4)	(23.5)	(28.2)	—	—
Amortization of prior service cost (credit)	2.6	0.4	0.1	0.2	(0.6)	(0.6)
Amortization of net loss	3.5	3.9	3.1	4.2	—	—
Settlement / curtailment loss	—	—	0.1	0.3	—	—
Net periodic pension (benefit) expense	$(0.4)	$(2.7)	$5.6	$7.5	$0.5	$0.8
In the first quarter of 2016, the Company changed the method used to estimate the service and interest cost components of net periodic pension (benefit) expense. The new estimation method uses a full yield curve approach by applying specific spot rates along the yield curve used in the determination of the pension benefit obligation, to their underlying projected cash flows, and provides a more precise measurement of the service and interest cost components. Previously, the Company used a single weighted average discount rate derived from the corresponding yield curve used to measure the pension benefit obligation. The change is applied prospectively as a change in estimate that is inseparable from a change in accounting principle and reduced service and interest cost for the three and six months ended July 2, 2016 by approximately $3.5 million and $7.1 million, respectively.

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
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of the hierarchy levels:

(Millions of Dollars)	Total Carrying Value	Level 1	Level 2
July 2, 2016
Money market fund	$5.6	$5.6	$—
Derivative assets	$145.8	$—	$145.8
Derivative liabilities	$207.0	$—	$207.0
January 2, 2016
Money market fund	$7.0	$7.0	$—
Derivative assets	$79.3	$—	$79.3
Derivative liabilities	$96.1	$—	$96.1
The following table presents the carrying values and fair values of the Company's financial assets and liabilities, as well as the Company's debt, as of July 2, 2016 and January 2, 2016:

	July 2, 2016		January 2, 2016
(Millions of Dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Other investments	$10.3	$10.7	$11.7	$11.7
Derivative assets	$145.8	$145.8	$79.3	$79.3
Derivative liabilities	$207.0	$207.0	$96.1	$96.1
Long-term debt, including current portion	$3,820.9	$4,193.2	$3,797.2	$4,034.4
The Company had no significant non-recurring fair value measurements, nor any financial assets or liabilities measured using Level 3 inputs, during the first six months of 2016 or 2015.
The money market fund and other investments outlined in the tables above relate to the West Coast Loading Corporation ("WCLC") trust and are considered Level 1 instruments within the fair value hierarchy. The long-term debt instruments are considered Level 2 instruments and are measured using the stated cash flows in each obligation discounted at the Company’s marginal borrowing rates. The differences between the carrying values and fair values of long-term debt are attributable to the stated interest rates differing from the Company's marginal borrowing rates. The fair values of the Company's variable rate short-term borrowings approximate their carrying values at July 2, 2016 and January 2, 2016. The fair values of foreign currency and interest rate swap agreements, comprising the derivative assets and liabilities in the table above, are based on current settlement values.
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

M.	Other Costs and Expenses
Other, net is primarily comprised of intangible asset amortization expense, currency related gains or losses, and environmental remediation expense.

N.    Restructuring Charges
A summary of the restructuring reserve activity from January 2, 2016 to July 2, 2016 is as follows:

(Millions of Dollars)	January 2, 2016	Net Additions	Usage	Currency	July 2, 2016
Severance and related costs	$44.3	$9.7	$(27.6)	$0.3	$26.7
Facility closures and asset impairments	14.4	8.5	(18.0)	(0.1)	4.8
Total	$58.7	$18.2	$(45.6)	$0.2	$31.5
For the six months ended July 2, 2016, the Company recognized net restructuring charges of $18.2 million. This amount reflects $9.7 million of net severance charges associated with the reduction of approximately 602 employees. The Company also recognized $4.2 million of facility closure costs and $4.3 million of asset impairments.
For the three months ended July 2, 2016, the Company recognized net restructuring charges of $10.2 million. This amount reflects $6.0 million of net severance charges associated with the reduction of approximately 305 employees. The Company also recognized $4.2 million of facility closure costs.
The majority of the $31.5 million of reserves remaining as of July 2, 2016 is expected to be utilized within the next 12 months.
Segments: The $18 million net restructuring charge for the six months ended July 2, 2016 includes: $1 million of net charges pertaining to the Tools & Storage segment; $8 million of net charges pertaining to the Security segment; $4 million of net charges pertaining to the Industrial segment; and $5 million of net charges pertaining to Corporate.
The $10 million net restructuring charge for the three months ended July 2, 2016 includes: $7 million of net charges pertaining to the Security segment; $2 million of net charges pertaining to the Industrial segment; and $1 million of net charges pertaining to Corporate.

O.	Income Taxes
The Company recognized income tax expense of $90.5 million and $156.0 million for the three and six months ended July 2, 2016, respectively, resulting in effective tax rates of 25.0% and 25.3%, respectively. The effective tax rates differ from the U.S. statutory tax rate during these periods primarily due to a portion of the Company’s earnings being realized in lower-taxed foreign jurisdictions, the finalization of audit settlements during the first quarter of 2016, and adjustments to tax positions relating to undistributed foreign earnings during the second quarter of 2016.
The Company recognized income tax expense of $78.5 million and $133.8 million for the three and six months ended July 4, 2015, respectively, resulting in an effective tax rate of 25.0% for each period. The effective tax rate differed from the U.S. statutory tax rate primarily due to a portion of the Company’s earnings being realized in lower-taxed foreign jurisdictions and the reversal of valuation allowances during the second quarter of 2015 for certain foreign deferred tax assets which had become realizable.
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

The Company utilizes segment profit, which is defined as net sales minus cost of sales and SG&A inclusive of the provision for doubtful accounts (aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, interest income, interest expense, other, net (inclusive of intangible asset amortization expense), restructuring charges, and income taxes. Refer to Note N, Restructuring Charges, for the amount of net restructuring charges by segment. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and cost for certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Transactions between segments are not material. Segment assets primarily include cash, accounts receivable, inventory, other current assets, property, plant and equipment, intangible assets and other miscellaneous assets.

	Second Quarter		Year-to-Date
(Millions of Dollars)	2016	2015	2016	2015
NET SALES
Tools & Storage	$1,931.6	$1,839.5	$3,638.5	$3,471.6
Security	537.7	533.3	1,041.9	1,042.9
Industrial	463.1	494.1	924.1	982.4
Total	$2,932.4	$2,866.9	$5,604.5	$5,496.9
SEGMENT PROFIT
Tools & Storage	$362.5	$301.6	$624.5	$558.4
Security	67.7	55.2	127.9	110.0
Industrial	78.8	94.3	154.8	169.0
Segment profit	509.0	451.1	907.2	837.4
Corporate overhead	(47.0)	(38.4)	(95.4)	(74.1)
Other, net	(47.6)	(50.5)	(93.8)	(114.2)
Restructuring charges	(10.2)	(5.0)	(18.2)	(29.9)
Interest expense	(47.7)	(46.2)	(95.0)	(90.6)
Interest income	5.5	3.0	11.3	6.7
Earnings from continuing operations before income taxes	$362.0	$314.0	$616.1	$535.3

The following table is a summary of total assets by segment as of July 2, 2016 and January 2, 2016:

(Millions of Dollars)	July 2, 2016	January 2, 2016
Tools & Storage	$8,798.2	$8,492.9
Security	3,775.4	3,741.6
Industrial	3,482.8	3,438.7
	16,056.4	15,673.2
Corporate assets	(315.6)	(545.4)
Consolidated	$15,740.8	$15,127.8
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
The Environmental Protection Agency (“EPA”) has asserted claims in federal court in Rhode Island against certain current and former affiliates of Black & Decker related to environmental contamination found at the Centredale Manor Restoration Project Superfund ("Centredale") site, located in North Providence, Rhode Island. The EPA has discovered a variety of contaminants at the site, including but not limited to, dioxins, polychlorinated biphenyls, and pesticides. The EPA alleges that Black & Decker and certain of its current and former affiliates are liable for site clean-up costs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as successors to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. Black & Decker and certain of its current and former affiliates contest the EPA's allegation that they are responsible for the contamination, and have asserted contribution claims, counterclaims and cross-claims against a number of other PRPs, including the federal government as well as insurance carriers. The EPA released its Record of Decision ("ROD") in September 2012, which identified and described the EPA's selected remedial alternative for the site. Black & Decker and certain of its current and former affiliates are contesting the EPA's selection of the remedial alternative set forth in the ROD, on the grounds that the EPA's actions were arbitrary and capricious and otherwise not in accordance with law, and have proposed other equally-protective, more cost-effective alternatives. On June 10, 2014, the EPA issued an Administrative Order under Sec. 106 of CERCLA, instructing Emhart Industries, Inc. and Black & Decker to perform the remediation of Centredale pursuant to the ROD. Black & Decker and Emhart Industries, Inc. dispute the factual, legal and scientific bases cited by the EPA for such an Order and have provided the EPA with numerous good-faith bases for Black & Decker’s and Emhart Industries, Inc.’s declination to comply with the Order at this time. Black & Decker and Emhart Industries, Inc. continue to vigorously litigate the issue of their liability for environmental conditions at the Centredale site, including the completion of the Phase 1 trial in late July, 2015. The Court in this initial phase of trial found that dioxin contamination at the Centredale site was not “divisible”, and that Emhart was jointly and severally liable for dioxin contamination at the Site. The next two phases of trial will address whether the EPA’s proposed remedy for the Site is “arbitrary and capricious”, and if necessary, the allocation of liability to other parties who may have contributed to contamination of the Site with dioxins, PCB’s and other contaminants of concern. The second phase of the trial addressing the remedy and certain other issues is scheduled to commence on September 26, 2016. The Company's estimated remediation costs related to the Centredale site (including the EPA’s past costs as well as costs of additional investigation, remediation, and related costs such as EPA’s oversight costs, less escrowed funds contributed by primary PRPs who have reached settlement agreements with the EPA), which the Company considers to be probable and reasonably estimable, range from approximately $68.1 million to $139.7 million, with no amount within that range representing a more likely outcome until such time as the litigation is resolved through judgment or compromise. The Company’s reserve for this environmental remediation matter of $68.1 million reflects the fact that the EPA considers Metro-Atlantic, Inc. to be a primary source of contamination at the site. As the specific nature of the environmental remediation activities that may be mandated by the EPA at this site have not yet been finally determined through the on-going litigation, the ultimate remedial costs associated with the site may vary from the amount accrued by the Company at July 2, 2016.
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
The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of July 2, 2016 and January 2, 2016 the Company had reserves of $165.9 million and $170.7 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2016 amount, $17.8 million is classified as current and $148.1 million as long-term which is expected to be paid over the estimated remediation period. As of July 2, 2016, the Company has recorded $15.9 million in other assets related to funding received by the EPA and placed in a trust in accordance with the final settlement with the EPA, embodied in a Consent Decree approved by the United States District Court for the Central District of California on July 3, 2013. Per the Consent Decree, Emhart Industries, Inc. (a dissolved, former indirectly wholly-owned subsidiary of The Black & Decker Corporation) (“Emhart”) has agreed to be responsible for an interim remedy at a site located in Rialto, California and formerly operated by West Coast Loading Corporation (“WCLC”), a defunct company for which Emhart was alleged to be liable as a successor. The remedy will be funded by (i) the amounts received from the EPA as gathered from multiple parties, and, to the extent necessary, (ii) Emhart's affiliate.  The interim remedy requires the construction of a water treatment facility and the filtering of ground water at or around the site for a period of approximately 30 years or more. Accordingly, as of July 2, 2016, the Company's cash obligation associated with the aforementioned remediation activities including WCLC is $150.0 million. The range of environmental remediation costs that is reasonably possible is $132.2 million to $273.0 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with policy.
The Company and approximately 60 other companies comprise the Lower Passaic Cooperating Parties Group (the “CPG”). The CPG members and other companies are parties to a May 2007 Administrative Settlement Agreement and Order on Consent (“AOC”) with the EPA to perform a remedial investigation/feasibility study (“RI/FS”) of the lower seventeen miles of the Lower Passaic River in New Jersey (the “River”). The Company’s potential liability stems from former operations in Newark, New Jersey. As an interim step related to the 2007 AOC, the CPG members voluntarily entered into an AOC on June 18, 2012 with the EPA for remediation actions focused solely at mile 10.9 of the River. The Company’s estimated costs related to the RI/FS and focused remediation action at mile 10.9, based on an interim allocation, are included in environmental reserves as of July 2, 2016 and January 2, 2016. On April 11, 2014, the EPA issued a Focused Feasibility Study (“FFS”) and proposed plan which addressed various early action remediation alternatives for the lower 8.3 miles of the River. The EPA received public comment on the FFS and proposed plan (including comments from the CPG and other entities asserting that the FFS and proposed plan do not comply with CERCLA) which public comment period ended on August 20, 2014. On March 4, 2016, the EPA issued a Record of Decision selecting the remedy for the lower 8.3 miles of the River. The cleanup plan adopted by the EPA is now considered a final action for the lower 8.3 miles of the River and will include the removal of 3.5 million cubic yards of sediment, placement of a cap over the entire lower 8.3 miles of the River, will cost approximately $1.4 billion and take 6 years to implement after the remedial design is completed according to the EPA. The Company and 105 other parties received a letter dated March 31, 2016 from the EPA notifying such parties of potential liability for the costs of the cleanup of the lower 8.3 miles of the River. The CPG submitted to the EPA the draft RI report in February 2015 and draft FS report in April 2015 for the entire lower seventeen miles of the River. There has been no determination as to how the RI/FS will be modified in light of the EPA decision to implement a final action for the lower 8.3 miles of the River. At this time, the Company cannot reasonably estimate its liability related to the remediation efforts, excluding the RI/FS and remediation actions at mile 10.9, as the RI/FS is ongoing, the ultimate remedial approach and associated cost for the upper portion of the River has not yet been determined, and the parties that will participate in funding the remediation and their respective allocations are not yet known.

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

R.    Guarantees
The Company’s financial guarantees at July 2, 2016 are as follows:

(Millions of Dollars)	Term	Maximum Potential Payment	Carrying Amount of Liability
Guarantees on the residual values of leased properties	One to five years	$39.3	$—
Standby letters of credit	Up to three years	78.3	—
Commercial customer financing arrangements	Up to six years	60.6	16.3
Total		$178.2	$16.3
The Company has guaranteed a portion of the residual values of leased properties arising from its synthetic lease program. The lease guarantees are for an amount up to $39.3 million while the fair value of the underlying buildings is estimated at $43.7 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these guarantees.

The Company has issued $78.3 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs.

The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors and franchisees for their initial purchase of the inventory and trucks necessary to function as a distributor and franchisee. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors and franchisees. The gross amount guaranteed in these arrangements is $60.6 million and the $16.3 million carrying value of the guarantees issued is recorded in debt and other liabilities as appropriate in the Condensed Consolidated Balance Sheets.

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

The changes in the carrying amount of product and service warranties for the six months ended July 2, 2016 and July 4, 2015 are as follows:

(Millions of Dollars)	2016	2015
Balance beginning of period	$105.4	$109.6
Warranties and guarantees issued	46.2	47.7
Warranty payments and currency	(44.6)	(47.8)
Balance end of period	$107.0	$109.5

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
BUSINESS OVERVIEW
Strategy

The Company is a diversified global provider of hand tools, power tools and related accessories, mechanical access solutions (i.e. automatic doors and commercial locking systems), electronic security and monitoring systems, healthcare solutions, engineered fastening systems and products and services for various industrial applications. The Company is continuing to pursue a growth and acquisition strategy that involves industry, geographic and customer diversification to foster sustainable revenue, earnings and cash flow growth. The Company is focused on growing organically, including increasing its presence in emerging markets, with a goal of generating greater than 20% of annual revenues from those markets, and leveraging the Stanley Fulfillment System, a now expanded program ("SFS2.0") focused on upgrading innovation and digital capabilities while maintaining commercial and supply chain excellence, and funding required investments through functional transformation. In June 2016, the Company announced the launch of its DEWALT FLEXVOLT ™ battery system representing the first major output of the SFS2.0 Breakthrough Innovation initiative. This new battery technology changes voltages as the user changes tools, allowing for 20V - 60V - 120V (when two batteries are combined) power all within the same battery system, which is fully backward compatible with the Company's existing 20V line of cordless tools.

In regards to acquisitions in the near-term, the Company intends to pursue targets that consolidate the tool industry and expand the Industrial platform in Engineered Fastening and Infrastructure. The Company remains focused on improving the operating results of the Security business and plans to communicate its strategic fit during the second half of 2016.

In terms of capital allocation, the Company remains committed, over time, to returning approximately 50% of free cash flow to shareholders through a strong and growing dividend as well as opportunistically repurchasing shares. The remaining free cash flow (approximately 50%) will be deployed towards acquisitions. Since the beginning of the fourth quarter of 2014, the Company has reduced its share count by the equivalent of approximately $1.5 billion worth of shares by utilizing both cash and equity derivatives.

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
2016 Outlook
This outlook discussion is intended to provide broad insight into the Company’s near-term earnings and cash flow generation prospects. The Company is raising its previously communicated guidance on diluted earnings per share to $6.30 to $6.50 from $6.20 to $6.40, and is maintaining its free cash flow conversion estimate, defined as free cash flow divided by net income, of approximately 100%. The revised EPS outlook reflects the net favorable impact of stronger organic growth within the Tools & Storage business, which is expected to more than offset weaker Industrial growth, combined with incremental cost and productivity actions, which in the aggregate more than offset higher currency headwinds and other incremental costs. As such, the Company is increasing its organic sales growth outlook for the year from approximately 3-4% to approximately 4%.

RESULTS OF OPERATIONS
Net Sales: Net sales were $2.932 billion in the second quarter of 2016 compared to $2.867 billion in the second quarter of 2015, representing an increase of 2%. Volume and price increased 3% and 1%, respectively, and were partially offset by a 2% decrease due to negative impacts from foreign currency. Tools & Storage net sales increased 5% compared to the second quarter of 2015 with strong organic growth of 8%, driven by continued solid growth across all regions, partially offset by foreign currency pressure of 3%. Net sales in the Security segment increased 1% compared to the second quarter of 2015 driven by organic growth of 1%, mainly due to strong results in Europe, and bolt-on, recurring revenue acquisitions of 1%, which were partially offset by foreign currency declines of 1%. Industrial net sales decreased 6% compared to the second quarter of 2015 primarily due to volume declines in each of its businesses as a result of challenging industrial market conditions combined with lower electronics volumes attributable to one major customer in the Engineered Fastening business.

Net sales were $5.605 billion in the first half of 2016 compared to $5.497 billion in the first half of 2015, representing an increase of 2%. Volume and price increased 3% and 1%, respectively, and were partially offset by a 2% decrease due to negative impacts from foreign currency. Tools & Storage net sales increased 5% compared to the first half of 2015 due to strong organic growth of 8%, driven by solid growth across all regions, partially offset by foreign currency pressure of 3%. Net sales in the Security segment were flat compared to the first half of 2015 as modest organic growth was offset by foreign currency declines. Industrial net sales declined 6% compared to the first half of 2015 primarily due to a 5% decrease in volume, which was mainly driven by anticipated organic declines in Engineered Fastening as a result of lower industrial and electronics volumes and within the Infrastructure businesses due to a slowdown in Oil & Gas off-shore project activity and a difficult scrap steel market, and a 1% decrease from foreign currency pressures.
Gross Profit: Gross profit was $1,128.9 million, or 38.5% of net sales, in the second quarter of 2016 compared to $1,057.2 million, or 36.9% of net sales, in the second quarter of 2015. Gross profit was $2,106.5 million, or 37.6% of net sales, in the first half of 2016 compared to $2,030.8 million, or 36.9% of net sales, in the first half of 2015. The year-over-year increase in the profit rate in each period was driven by price, productivity, cost actions and commodity deflation, which more than offset unfavorable currency.
SG&A Expenses: SG&A, inclusive of the provision for doubtful accounts, was $666.9 million, or 22.7% of net sales, in the second quarter of 2016 compared to $644.5 million, or 22.5% of net sales, in the second quarter of 2015. On a year-to-date basis, SG&A, inclusive of the provision for doubtful accounts, was $1,294.7 million, or 23.1% of net sales, in 2016 compared to $1,267.5 million, or 23.1% of net sales, in 2015. The rate in each period was consistent year-over-year reflecting continued tight cost management while making operating cost investments in key SFS2.0 initiatives.
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
Corporate Overhead: The corporate overhead element of SG&A, which is not allocated to the business segments, amounted to $47.0 million, or 1.6% of net sales, and $38.4 million, or 1.3% of net sales, in the second quarter of 2016 and 2015, respectively. On a year-to-date basis, the corporate overhead element of SG&A amounted to $95.4 million, or 1.7% of net sales, in 2016 compared to $74.1 million, or 1.3% of net sales, in the corresponding period of 2015. The year-over-year change in each period was primarily due to increased investments in SFS2.0 initiatives and higher employee-related costs.

Other, net: Other, net expense amounted to $47.6 million in the second quarter of 2016 compared to $50.5 million in the second quarter of 2015. On a year-to-date basis, Other, net expense amounted to $93.8 million in 2016 compared to $114.2 million in 2015. The year-over-year decrease in each period was primarily driven by reduced negative impacts of foreign currency and lower amortization expense.
Interest, net: Net interest expense was $42.2 million in the second quarter of 2016 compared to $43.2 million in the second quarter of 2015. On a year-to-date basis, net interest expense of $83.7 million in 2016 was relatively consistent with net interest expense of $83.9 million in 2015.
Income Taxes: The Company recognized income tax expense of $90.5 million and $156.0 million for the three and six months ended July 2, 2016, respectively, resulting in effective tax rates of 25.0% and 25.3%, respectively. The effective tax rates differ from the U.S. statutory tax rate during these periods primarily due to a portion of the Company’s earnings being realized in lower-taxed foreign jurisdictions, the finalization of audit settlements during the first quarter of 2016, and adjustments to tax positions relating to undistributed foreign earnings during the second quarter of 2016.
The Company recognized income tax expense of $78.5 million and $133.8 million for the three and six ended July 4, 2015, respectively, resulting in an effective tax rate of 25.0% for each period. The effective tax rate differed from the U.S. statutory tax rate during these periods primarily due to a portion of the Company’s earnings being realized in lower-taxed foreign jurisdictions and the reversal of valuation allowances during the second quarter of 2015 for certain foreign deferred tax assets which had become realizable.
Business Segment Results
The Company’s reportable segments are aggregations of businesses that have similar products, services and end markets, among other factors. The Company utilizes segment profit, which is defined as net sales minus cost of sales and SG&A inclusive of the provision for doubtful accounts (aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, other, net (inclusive of intangible asset amortization expense), restructuring charges, interest income, interest expense, and income tax expense. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and the expense pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Refer to Note N, Restructuring Charges, for the amount of net restructuring charges attributable to each segment. The Company's operations are classified into three reportable business segments, which also represent its operating segments: Tools & Storage, Security and Industrial.

Tools & Storage:

	Second Quarter		Year-to-Date
(Millions of Dollars)	2016	2015	2016	2015
Net sales	$1,931.6	$1,839.5	$3,638.5	$3,471.6
Segment profit	$362.5	$301.6	$624.5	$558.4
% of Net sales	18.8%	16.4%	17.2%	16.1%
Tools & Storage net sales increased $92.1 million, or 5%, in the second quarter of 2016 compared to the second quarter of 2015. Organic sales were strong, up 8% as all regions posted solid organic growth with North America +7%, Europe +14%, and emerging markets +4%, while unfavorable effects of foreign currency decreased net sales by 3%. Share gains in North America continued amidst a still healthy underlying U.S. construction tool market aided by solid commercial execution and new products, overcoming modest pressure within industrial channels. Organic growth momentum in Europe continued with most markets up double digits, as new products, targeted growth investments and an expanded retail footprint generated share gains across the region. Organic growth within the emerging markets, which continue to remain challenging, reflects successful commercial execution surrounding the Company's mid-price-point product releases as well as regional pricing actions.
On a year-to-date basis, net sales increased $166.9 million, or 5%, in the first half of 2016 compared to the first half of 2015. Organic sales increased 8% primarily due to organic growth of 8% in North America, 9% in Europe, and 6% in emerging markets, while negative impacts from foreign currency decreased net sales by 3%.
Segment profit for the second quarter of 2016 was $362.5 million, or 18.8% of net sales, compared to $301.6 million, or 16.4% of net sales, in the second quarter of 2015. The increase in the segment profit rate was mainly due to volume leverage, price, productivity, cost management, and lower commodity prices, which more than offset currency.
Year-to-date segment profit for the Tools & Storage segment was $624.5 million, or 17.2% of net sales, in 2016 compared to $558.4 million, or 16.1% of net sales, in the corresponding 2015 period. The increase in the segment profit rate was primarily due to the same factors that impacted the second quarter as discussed above.
Security:

	Second Quarter		Year-to-Date
(Millions of Dollars)	2016	2015	2016	2015
Net sales	$537.7	$533.3	$1,041.9	$1,042.9
Segment profit	$67.7	$55.2	$127.9	$110.0
% of Net sales	12.6%	10.4%	12.3%	10.5%
Security net sales increased $4.4 million, or 1%, in the second quarter of 2016 compared to the second quarter of 2015, as 1% increases in both price and bolt-on, recurring revenue acquisitions were partially offset by a 1% decline due to foreign currency. Europe continued its momentum posting 3% organic growth on higher installation revenues across much of the region, while North America organic revenues declined 2% due primarily to lower volumes within the commercial electronic business which more than offset higher automatic door revenues.
On a year-to-date basis, net sales decreased $1.0 million in the first half of 2016 compared to the first half of 2015, as strong organic growth in Europe was offset by organic declines in North America and a 1% decrease due to foreign currency.
Security segment profit for the second quarter of 2016 was $67.7 million, or 12.6% of net sales, compared to $55.2 million, or 10.4% of net sales, in the second quarter of 2015, as improved operating performance continued in both North America and Europe.
Year-to-date segment profit for the Security segment was $127.9 million, or 12.3% of net sales, in 2016 compared to $110.0 million, or 10.5% of net sales, in the corresponding 2015 period. The year-over-year increase in the segment profit rate was mainly driven by improved operating performance in both North America and Europe.

Industrial:

	Second Quarter		Year-to-Date
(Millions of Dollars)	2016	2015	2016	2015
Net sales	$463.1	$494.1	$924.1	$982.4
Segment profit	$78.8	$94.3	$154.8	$169.0
% of Net sales	17.0%	19.1%	16.8%	17.2%
Industrial net sales decreased $31.0 million, or 6%, in the second quarter of 2016 compared to the second quarter of 2015, due to lower volumes. Engineered Fastening organic revenues declined 4% due primarily to lower electronics volumes relating to one major customer as well as lower general industrial volumes. Infrastructure organic revenues decreased 11% due to a slowdown in Oil & Gas off-shore project activity as well as the impact of a difficult scrap steel market on Hydraulic Tools volumes.
On a year-to-date basis, net sales decreased $58.3 million, or 6%, in the first half of 2016 compared to the first half of 2015, due to a 5% decline in volumes and a 1% decline from foreign currency pressures. Engineered Fastening organic revenues declined 4% due primarily to lower electronics and industrial volumes. Infrastructure organic revenues declined 6%, which was primarily due to the same factors that impacted the second quarter as discussed above.
Industrial segment profit for the second quarter of 2016 was $78.8 million, or 17.0% of net sales, compared to $94.3 million, or 19.1% of net sales, in the second quarter of 2015, as lower volumes and currency more than offset productivity gains and cost control.
Year-to-date segment profit for the Industrial segment was $154.8 million, or 16.8% of net sales, in 2016 compared to $169.0 million, or 17.2% of net sales, in the corresponding 2015 period. The year-over-year decrease in the rate was primarily driven by the same factors that impacted the second quarter as discussed above.

RESTRUCTURING ACTIVITIES
A summary of the restructuring reserve activity from January 2, 2016 to July 2, 2016 is as follows:

(Millions of Dollars)	January 2, 2016	Net Additions	Usage	Currency	July 2, 2016
Severance and related costs	$44.3	$9.7	$(27.6)	$0.3	$26.7
Facility closures and asset impairments	14.4	8.5	(18.0)	(0.1)	4.8
Total	$58.7	$18.2	$(45.6)	$0.2	$31.5
For the six months ended July 2, 2016, the Company recognized net restructuring charges of $18.2 million. This amount reflects $9.7 million of net severance charges associated with the reduction of approximately 602 employees. The Company also recognized $4.2 million of facility closure costs and $4.3 million of asset impairments. For the three months ended July 2, 2016, the Company recognized net restructuring charges of $10.2 million. This amount reflects $6.0 million of net severance charges associated with the reduction of approximately 305 employees. The Company also recognized $4.2 million of facility closure costs. The Company expects these restructuring actions to result in annual net cost savings of approximately $16 million by the end of 2017.
The majority of the $31.5 million of reserves remaining as of July 2, 2016 is expected to be utilized within the next 12 months.
Segments: The $18 million net restructuring charge for the six months ended July 2, 2016 includes: $1 million of net charges pertaining to the Tools & Storage segment; $8 million of net charges pertaining to the Security segment; $4 million of net charges pertaining to the Industrial segment; and $5 million of net charges pertaining to Corporate.
The $10 million net restructuring charge for the three months ended July 2, 2016 includes: $7 million of net charges pertaining to the Security segment; $2 million of net charges pertaining to the Industrial segment; and $1 million of net charges pertaining to Corporate.
The anticipated annual net cost savings of approximately $16 million relating to the 2016 restructuring actions include: $4 million pertaining to the Tools & Storage segment; $5 million relating to the Security segment; and $7 million pertaining to the Industrial segment.

FINANCIAL CONDITION
Liquidity, Sources and Uses of Capital: The Company’s primary sources of liquidity are cash flows generated from operations and available lines of credit under various credit facilities. The Company's cash flows are presented on a consolidated basis and include cash flows from discontinued operations in the first half of 2015.
Operating Activities: Cash flows provided by operations were $496.4 million in the second quarter of 2016 compared to $312.6 million in the second quarter of 2015. The year-over-year improvement was primarily driven by higher earnings and changes in working capital (accounts receivable, inventory, accounts payable and deferred revenue). Working capital resulted in cash inflows of $57.6 million in the second quarter of 2016 compared to cash outflows of $50.5 million in the second quarter of 2015. The improvement in working capital cash flows was mainly driven by a continued focus on inventory and receivables levels.
Year-to-date cash flows provided by operations were $403.3 million in the first half of 2016 compared to $115.1 million in the corresponding period of 2015. The increase in operating cash flows in the first half of 2016 was primarily driven by higher earnings and improved working capital cash flows due to improved inventory and receivables levels.

Free Cash Flow: Free cash flow, as defined in the following table, was $417.7 million in the second quarter of 2016 compared to $246.9 million in the second quarter of 2015. Free cash flow on a year-to-date basis was $259.7 million in 2016 compared to $3.5 million in 2015. Management considers free cash flow an important indicator of its liquidity, as well as its ability to fund future growth and provide a dividend to shareowners. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

	Second Quarter		Year-to-Date
(Millions of Dollars)	2016	2015	2016	2015
Net cash provided by operating activities	$496.4	$312.6	$403.3	$115.1
Less: capital expenditures	(78.7)	(65.7)	(143.6)	(111.6)
Free cash flow	$417.7	$246.9	$259.7	$3.5

Based on its potential to generate cash flow from operations on an annual basis and credit position at July 2, 2016, the Company continues to believe over the long term it has the financial flexibility to deploy capital to its shareowners’ advantage through a combination of acquisitions, dividends and potential future share repurchases.

Investing Activities: Cash flows used in investing activities were $82.0 million in the second quarter of 2016, which mainly consisted of capital and software expenditures of $78.7 million. Cash flows used in investing activities totaled $29.9 million in the second quarter of 2015 primarily due to capital and software expenditures of $65.7 million, which were partially offset by cash proceeds from net investment hedge settlements of $33.5 million.

Year-to-date cash flows used in investing activities were $163.7 million in 2016, which mainly consisted of capital and software expenditures of $143.6 million and bolt-on, recurring revenue acquisitions of $21.0 million. Cash flows used in investing activities totaled $54.5 million in 2015 primarily due to capital and software expenditures of $111.6 million, which were partially offset by cash proceeds from net investment hedge settlements of $63.9 million.

Financing Activities: Cash flows used in financing activities totaled $165.9 million in the second quarter of 2016 primarily due to $132.9 million in net repayments of short-term borrowings under the Company's commercial paper program and $79.8 million of cash dividend payments, partially offset by $27.0 million of cash proceeds relating to the termination of interest rate swaps and $23.7 million of proceeds from issuances of common stock. Cash flows used in financing activities in the second quarter of 2015 were $329.8 million due to $180.2 million in net repayments of short-term borrowings, $100.0 million of share repurchases and $76.8 million of cash payments for dividends, partially offset by $31.7 million of proceeds from issuances of common stock.

Year-to-date cash flows used in financing activities were $121.4 million in 2016 primarily due to repurchases of approximately 3.8 million common shares for $362.1 million and cash dividend payments of $159.4 million, partially offset by net proceeds of $348.3 million from short-term borrowings, $32.2 million from issuances of common stock, and $27.0 million relating to the termination of interest rate swaps. Cash flows used in financing activities in 2015 were $123.2 million resulting primarily from repurchases of common stock of $448.0 million and cash dividend payments of $159.5 million, partially offset by net proceeds from short-term borrowings of $418.7 million and cash proceeds from the issuances of common stock of $74.7 million.

Credit Ratings & Liquidity:

The Company maintains strong investment grade credit ratings from the major U.S. rating agencies on its senior unsecured debt (S&P A, Fitch A-, Moody's Baa1), as well as its commercial paper program (S&P A-1, Fitch F2, Moody's P-2). There have been no changes to any of the ratings during the second quarter of 2016. Failure to maintain strong investment grade rating levels could adversely affect the Company’s cost of funds, liquidity and access to capital markets, but would not have an adverse effect on the Company’s ability to access committed credit facilities.

Cash and cash equivalents totaled $568 million as of July 2, 2016, comprised of $56 million in the U.S. and $512 million in foreign jurisdictions. As of January 2, 2016, cash and cash equivalents totaled $465 million, comprised of $131 million in the U.S. and $334 million in foreign jurisdictions. Concurrent with the Black & Decker merger, the Company made a determination to repatriate certain legacy Black & Decker foreign earnings, on which U.S. income taxes had not previously been provided. As a result of this repatriation decision, the Company has recorded approximately $298 million and $320 million of associated deferred tax liabilities at July 2, 2016 and January 2, 2016, respectively. Current plans and liquidity requirements do not demonstrate a need to repatriate other foreign earnings. Accordingly, all other undistributed foreign earnings of the Company are considered to be permanently reinvested, or will be remitted substantially free of additional tax, consistent with the Company’s overall growth strategy internationally, including acquisitions and long-term financial objectives. No provision has been made for taxes that might be payable upon remittance of these undistributed foreign earnings. However, should management determine at a later point to repatriate additional foreign earnings, the Company would be required to accrue and pay taxes at that time.

The Company has a five-year $1.75 billion committed credit facility (the “Credit Agreement”). Borrowings under the Credit Agreement may include U.S. Dollars up to the $1.75 billion commitment or in Euro or Pounds Sterling subject to a foreign currency sub-limit of $400.0 million and bear interest at a floating rate dependent upon the denomination of the borrowing. Repayments must be made on December 18, 2020 or upon an earlier termination date of the Credit Agreement, at the election of the Company. The Credit Agreement is designated to be a liquidity back-stop for the Company's $2.0 billion commercial paper program. As of July 2, 2016, the Company has not drawn on this commitment. In addition, the Company has short-term lines of credit that are primarily uncommitted, with numerous banks, which are reviewed annually for renewal.

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

OTHER MATTERS
Critical Accounting Estimates: There have been no significant changes in the Company’s critical accounting estimates during the second quarter of 2016. Refer to the “Other Matters” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended January 2, 2016 for a discussion of the Company’s critical accounting estimates.

CEO Transition: The Board of Directors of Stanley Black & Decker announced that Mr. Lundgren, who will turn 65 in September, will retire as CEO after more than 12 years with the Company, effective July 31, 2016.  Mr. Lundgren will continue as Chairman of the Board until the end of the year and serve as Special Advisor to the Company through April 30, 2017.  James M. Loree, currently President and Chief Operating Officer, will succeed Mr. Lundgren as President and CEO on August 1, 2016 and join the Board at that time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no significant change in the Company’s exposure to market risk during the second quarter of 2016. Refer to the “Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended January 2, 2016 for further discussion.

ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and its Senior Vice President and Chief Financial Officer have concluded that, as of July 2, 2016, the Company’s disclosure controls and procedures are effective. There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CAUTIONARY STATEMENT
Under the Private Securities Litigation Reform Act of 1995

Statements in this Quarterly Report on Form 10-Q that are not historical, including but not limited to those regarding the Company’s ability to: (i) generate greater than 20% of annual revenues from emerging markets; (ii) achieve full year 2016 diluted EPS of approximately $6.30 to $6.50; (iii) achieve free cash flow conversion of approximately 100% for 2016; and (iv) return approximately 50% of free cash flow to shareholders through a strong and growing dividend, as well as opportunistically repurchasing its shares, with the remaining 50% deployed toward acquisitions; (collectively, the “Results”) are “forward-looking statements” and subject to risk and uncertainty.

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

The Company’s ability to deliver the Results is dependent, or based, upon: (i) the Company’s ability to deliver organic growth of approximately 4% and generate savings from incremental productivity and cost actions of approximately $0.55 - $0.60 of EPS for 2016; (ii) the Company’s ability to deliver sufficient working capital turns expansion to achieve free cash flow conversion of approximately 100% in 2016; (iii) the Company’s ability to keep the impact to EPS of restructuring charges in 2016 to approximately $0.25; (iv) foreign currency exchange headwinds being at approximately $150 million in 2016; (v) the Company’s ability to achieve a tax rate relatively consistent with the 2015 tax rate; (vi) the Company’s ability to keep the impact to EPS of incremental costs associated with the new DEWALT FLEXVOLT ™ product launch to approximately $0.05; (vii) the successful identification and integration of, and realization of revenue synergies associated with, acquisitions, as well as integration of existing businesses and formation of new business platforms; (viii) the continued acceptance of technologies used in the Company’s products and services (including the new DEWALT FLEXVOLT ™ product); (ix) the Company’s ability to manage existing Sonitrol franchisee and Mac Tools relationships; (x) the Company’s ability to minimize costs associated with any sale or discontinuance of a business or product line, including any severance, restructuring, legal or other costs; (xi) the proceeds realized with respect to any business or product line disposals; (xii) the extent of any asset impairments with respect to any businesses or product lines that are sold or discontinued; (xiii) the success of the Company’s efforts to manage freight costs, steel and other commodity costs as well as capital expenditures; (xiv) the Company’s ability to sustain or increase prices in order to, among other things, offset or mitigate the impact of steel, freight, energy, non-ferrous commodity and other commodity costs and any inflation increases and/or currency impacts; (xv) the Company’s ability to generate free cash flow and maintain a strong debt to capital ratio; (xvi) the Company’s ability to identify and effectively execute productivity improvements and cost reductions, while minimizing any associated restructuring charges; (xvii) the Company’s ability to obtain favorable settlement of tax audits; (xviii) the ability of the Company to generate earnings sufficient to realize future income tax benefits during periods when temporary differences become deductible, including realizing tax credit carry forward amounts within the allowable carry forward periods; (ix) the continued ability of the Company to access credit markets under satisfactory terms; (xx) the Company’s ability to negotiate satisfactory price and payment terms under which the Company buys and sells goods, services, materials and products; (xxi) the Company’s ability to successfully develop, market and achieve sales from new products and services; and (xxii) the availability of cash to repurchase shares when conditions are right.

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

The Company’s ability to achieve the Results will also be affected by external factors. These external factors include: challenging global geopolitical and macroeconomic environment, possibly including impact from "Brexit" or other similar actions by other EU member states; the economic environment of emerging markets, particularly Latin America, Russia, China and Turkey; pricing pressure and other changes within competitive markets; the continued consolidation of customers particularly in consumer channels; inventory management pressures on the Company’s customers; the impact the tightened credit markets may have on the Company or its customers or suppliers; the extent to which the Company has to write off accounts receivable or assets or experiences supply chain disruptions in connection with bankruptcy filings by customers or suppliers; increasing competition; changes in laws, regulations and policies that affect the Company, including, but not limited to trade, monetary, tax and fiscal policies and laws; the timing and extent of any inflation or deflation; the impact of poor weather conditions on sales; currency exchange fluctuations; the impact of dollar/foreign currency exchange and interest rates on the competitiveness of products and the Company’s debt program; the strength of the U.S. and European economies; the extent to which world-wide markets associated with homebuilding and remodeling stabilize and rebound; the impact of events that cause or may cause disruption in the Company’s supply, manufacturing, distribution and sales networks such as war, terrorist activities, and political unrest; and recessionary or expansive trends in the economies of the world in which the Company operates. The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date hereof.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors as disclosed in the Company’s Form 10-K for the year ended January 2, 2016 filed with the Securities and Exchange Commission on February 19, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended July 2, 2016:

2016	(a) Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Program	Maximum Number Of Shares That May Yet Be Purchased Under The Program
April 3 - May 7	5,041	$105.62	—	—
May 8 - June 4	1,178	113.00	—	—
June 5 - July 2	708	111.76	—	—
	6,927	$107.50	—	—

(a)
The shares of common stock in this column were deemed surrendered to the Company by participants in various benefit plans of the Company to satisfy the participants’ taxes related to vesting or delivery of time-vesting restricted share units under those plans.

On July 23, 2014, the Board of Directors approved a new repurchase of up to 25 million shares of the Company's common stock. As of July 2, 2016, the remaining authorized shares for repurchase is 12.0 million shares. Furthermore, approximately 5.2 million shares are reserved for purchase in connection with the forward share purchase contracts entered into in October 2014 and March 2015, which obligate the Company to pay $150.0 million and $350.0 million, respectively, plus additional amounts related to the forward component of the contracts to the financial institution counterparties not later than October 2016 and March 2017, respectively, or earlier at the Company's option. For further detail on these transactions, refer to Note I, Equity Arrangements, of the Notes to (Unaudited) Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

ITEM 6. EXHIBITS

(10.1)	Letter Agreement, dated July 21, 2016, between Stanley Black & Decker, Inc. and James M. Loree.

(10.2)	Second Amended and Restated Change in Control Severance Agreement, dated July 21, 2016, between Stanley Black & Decker, Inc. and James M. Loree.

(10.3)	Executive Retirement Agreement, dated July 21, 2016, between Stanley Black & Decker, Inc. and John F. Lundgren.

(10.4)	Second Amended and Restated Change in Control Severance Agreement, dated July 21, 2016, between Stanley Black & Decker, Inc. and John F. Lundgren.

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

(101)
The following materials from Stanley Black & Decker Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 2, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations and Comprehensive Income for the three and six months ended July 2, 2016 and July 4, 2015; (ii) Condensed Consolidated Balance Sheets at July 2, 2016 and January 2, 2016; (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended July 2, 2016 and July 4, 2015; and (iv) Notes to (Unaudited) Condensed Consolidated Financial Statements**.

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

STANLEY BLACK & DECKER, INC.

Date:	July 25, 2016	By:	/s/ DONALD ALLAN, JR.
Donald Allan, Jr.
Senior Vice President and Chief Financial Officer