Form 10-Q
period 2016-10-01
STANLEY BLACK & DECKER, INC.
filed 2016-10-28
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2016.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
150,688,664 shares of the registrant’s common stock were outstanding as of October 21, 2016

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED OCTOBER 1, 2016 AND OCTOBER 3, 2015
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	Third Quarter		Year-to-Date
	2016	2015	2016	2015
Net Sales	$2,882.0	$2,829.5	$8,486.5	$8,326.4
Costs and Expenses
Cost of sales	$1,797.9	$1,802.5	$5,295.9	$5,268.6
Selling, general and administrative	643.8	598.4	1,923.9	1,843.6
Provision for doubtful accounts	1.6	9.9	16.2	32.2
Other, net	56.8	54.0	150.6	168.2
Restructuring charges	9.1	14.0	27.3	43.9
Interest expense	50.2	45.2	145.2	135.8
Interest income	(5.1)	(3.6)	(16.4)	(10.3)
	$2,554.3	$2,520.4	$7,542.7	$7,482.0
Earnings from continuing operations before income taxes	327.7	309.1	943.8	844.4
Income taxes on continuing operations	78.7	75.7	234.7	209.5
Earnings from continuing operations	$249.0	$233.4	$709.1	$634.9
Less: Net earnings (loss) attributable to non-controlling interests	0.1	(0.7)	(0.7)	(1.7)
Net earnings from continuing operations attributable to common shareowners	$248.9	$234.1	$709.8	$636.6
Net loss from discontinued operations	—	(5.4)	—	(18.4)
Net Earnings Attributable to Common Shareowners	$248.9	$228.7	$709.8	$618.2
Total Comprehensive Income Attributable to Common Shareowners	$278.3	$102.3	$722.2	$306.7
Basic earnings (loss) per share of common stock:
Continuing operations	$1.71	$1.60	$4.88	$4.28
Discontinued operations	—	(0.04)	—	(0.12)
Total basic earnings per share of common stock	$1.71	$1.57	$4.88	$4.15
Diluted earnings (loss) per share of common stock:
Continuing operations	$1.68	$1.55	$4.81	$4.15
Discontinued operations	—	(0.04)	—	(0.12)
Total diluted earnings per share of common stock	$1.68	$1.52	$4.81	$4.03
Dividends per share of common stock	$0.58	$0.55	$1.68	$1.59
Weighted Average Shares Outstanding (in thousands):
Basic	145,410	145,911	145,547	148,796
Diluted	147,975	150,781	147,717	153,405
See Notes to (Unaudited) Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
OCTOBER 1, 2016 AND JANUARY 2, 2016
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	October 1, 2016	January 2, 2016
ASSETS
Current Assets
Cash and cash equivalents	$420.8	$465.4
Accounts and notes receivable, net	1,730.2	1,331.8
Inventories, net	1,720.3	1,526.4
Other current assets	390.8	338.5
Total Current Assets	4,262.1	3,662.1
Property, Plant and Equipment, net	1,480.1	1,450.2
Goodwill	7,130.8	7,084.3
Intangibles, net	2,458.5	2,541.5
Other Assets	389.2	389.7
Total Assets	$15,720.7	$15,127.8
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
Short-term borrowings	$95.0	$2.5
Current maturities of long-term debt	7.2	5.1
Accounts payable	1,741.2	1,533.1
Accrued expenses	1,619.6	1,261.9
Total Current Liabilities	3,463.0	2,802.6
Long-Term Debt	3,815.1	3,792.1
Deferred Taxes	757.4	825.9
Post-Retirement Benefits	620.4	669.4
Other Liabilities	983.6	1,178.6
Commitments and Contingencies (Note R)
Shareowners’ Equity
Stanley Black & Decker, Inc. Shareowners’ Equity
Preferred stock, without par value: Authorized and unissued 10,000,000 shares	—	—
Common stock, par value $2.50 per share: Authorized 300,000,000 shares in 2016 and 2015 Issued 176,902,738 shares in 2016 and 2015	442.3	442.3
Retained earnings	4,958.7	4,491.7
Additional paid in capital	4,480.5	4,421.7
Accumulated other comprehensive loss	(1,681.8)	(1,694.2)
ESOP	(27.1)	(34.9)
	8,172.6	7,626.6
Less: cost of common stock in treasury	(2,138.1)	(1,815.0)
Stanley Black & Decker, Inc. Shareowners’ Equity	6,034.5	5,811.6
Non-controlling interests	46.7	47.6
Total Shareowners’ Equity	6,081.2	5,859.2
Total Liabilities and Shareowners’ Equity	$15,720.7	$15,127.8
See Notes to (Unaudited) Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND NINE MONTHS ENDED OCTOBER 1, 2016 AND OCTOBER 3, 2015
(Unaudited, Millions of Dollars)

	Third Quarter		Year-to-Date
	2016	2015	2016	2015
OPERATING ACTIVITIES
Net Earnings Attributable to Common Shareowners	$248.9	$228.7	$709.8	$618.2
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	66.6	64.8	196.4	190.2
Amortization of intangibles	36.5	39.1	108.8	118.2
Changes in working capital	(182.9)	(173.1)	(393.3)	(601.5)
Changes in other assets and liabilities	77.6	79.5	28.3	29.0
Cash provided by operating activities	246.7	239.0	650.0	354.1
INVESTING ACTIVITIES
Capital expenditures	(78.1)	(68.5)	(221.7)	(180.1)
Business acquisitions, net of cash acquired	(38.3)	(17.1)	(59.3)	(17.5)
Proceeds from sale of assets	1.3	3.0	8.9	17.2
Proceeds from net investment hedge settlements	57.8	48.3	63.3	112.2
Other	(4.0)	(14.4)	(16.2)	(35.0)
Cash used in investing activities	(61.3)	(48.7)	(225.0)	(103.2)
FINANCING ACTIVITIES
Payments on long-term debt	—	(15.5)	—	(16.1)
Stock purchase contract fees	(3.5)	(4.3)	(10.4)	(12.8)
Net short-term (repayments) borrowings	(255.9)	32.1	92.4	450.8
Cash dividends on common stock	(84.5)	(79.7)	(243.9)	(239.2)
Termination of interest rate swaps	—	—	27.0	—
Proceeds from issuances of common stock	19.1	9.3	51.3	84.0
Purchases of common stock for treasury	(0.6)	(192.1)	(362.7)	(640.1)
Other	—	—	(0.5)	—
Cash used in financing activities	(325.4)	(250.2)	(446.8)	(373.4)
Effect of exchange rate changes on cash and cash equivalents	(7.4)	(38.7)	(22.8)	(80.8)
Change in cash and cash equivalents	(147.4)	(98.6)	(44.6)	(203.3)
Cash and cash equivalents, beginning of period	568.2	391.9	465.4	496.6
CASH AND CASH EQUIVALENTS, END OF PERIOD	$420.8	$293.3	$420.8	$293.3
See Notes to (Unaudited) Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 1, 2016

A.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. Operating results for the three and nine months ended October 1, 2016 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Stanley Black & Decker, Inc.’s (the “Company”) Form 10-K for the year ended January 2, 2016, and subsequent related filings with the Securities and Exchange Commission.

During the fourth quarter of 2014, the Company classified the Security segment’s Spain and Italy operations as held for sale based on management's intention to sell these businesses. In July 2015, the Company completed the sale of these businesses. The operating results of Security Spain and Italy have been reported as discontinued operations for the three and nine months ended October 3, 2015 through the date of sale. Net sales for discontinued operations totaled $3.9 million and $39.4 million for the three and nine months ended October 3, 2015, respectively.

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

In June 2016, the Financial Accounting Standards Boards ("FASB") issued Accounting Standards Update ("ASU") 2016-13, "Financial Instruments - Credit Losses (Topic 326)." The new standard amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, "Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The objective of this update is to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. If an entity adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the timing of adopting the new guidance as well as the impact it may have on its consolidated financial statements.
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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” The objective of this update is to simplify the presentation of deferred income taxes by requiring all deferred tax assets and liabilities to be classified as noncurrent in the statement of financial position. The amendments in this update do not affect the current requirement to offset deferred tax assets and liabilities for each tax-paying component within a tax jurisdiction. This ASU is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods, and can be applied either prospectively or retrospectively. Early adoption is permitted. The Company currently intends to adopt this guidance in the fourth quarter of 2016 and is evaluating the impact it will have on its consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." This ASU changes the measurement principle for certain inventory methods from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU does not apply to inventory that is measured using Last-in First-out ("LIFO") or the retail inventory method. The provisions of ASU 2015-11 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company does not expect this guidance to have a significant impact on its consolidated financial statements.

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
The following table reconciles net earnings attributable to common shareowners and the weighted average shares outstanding used to calculate basic and diluted earnings per share for the three and nine months ended October 1, 2016 and October 3, 2015:

	Third Quarter		Year-to-Date
	2016	2015	2016	2015
Numerator (in millions):
Net earnings from continuing operations attributable to common shareowners	$248.9	$234.1	$709.8	$636.6
Net loss from discontinued operations	—	(5.4)	—	(18.4)
Net Earnings Attributable to Common Shareowners	$248.9	$228.7	$709.8	$618.2

	Third Quarter		Year-to-Date
	2016	2015	2016	2015
Denominator (in thousands):
Basic earnings per share — weighted average shares	145,410	145,911	145,547	148,796
Dilutive effect of stock options, awards and other equity arrangements	2,565	4,870	2,170	4,609
Diluted earnings per share — weighted average shares	147,975	150,781	147,717	153,405
Earnings (loss) per share of common stock:
Basic earnings (loss) per share of common stock:
Continuing operations	$1.71	$1.60	$4.88	$4.28
Discontinued operations	—	(0.04)	—	(0.12)
Total basic earnings per share of common stock	$1.71	$1.57	$4.88	$4.15
Diluted earnings (loss) per share of common stock:
Continuing operations	$1.68	$1.55	$4.81	$4.15
Discontinued operations	—	(0.04)	—	(0.12)
Total dilutive earnings per share of common stock	$1.68	$1.52	$4.81	$4.03
The following weighted average stock options were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	Third Quarter		Year-to-Date
	2016	2015	2016	2015
Number of stock options	—	636	854	751

As described in detail in Note J, Equity Arrangements, the Company issued Equity Units in December 2013 comprised of $345.0 million of Notes and Equity Purchase Contracts, which obligate the holders to purchase on November 17, 2016, for $100, between 1.0122 and 1.2399 shares of the Company’s common stock. The shares related to the Equity Purchase Contracts were anti-dilutive during January and February of 2016, and from January through April of 2015. Upon the November 17, 2016 settlement date, the Company will issue approximately 3.5 to 4.3 million shares of common stock, subject to customary anti-dilution adjustments, and expects to receive additional cash proceeds of $345.0 million.

D.    Financing Receivables
Long-term trade financing receivables of $185.5 million and $182.1 million at October 1, 2016 and January 2, 2016, respectively, are reported within Other Assets in the Condensed Consolidated Balance Sheets. Financing receivables and long-term financing receivables are predominantly related to certain security equipment leases with commercial businesses. Generally, the Company retains legal title to any equipment under lease and bears the right to repossess such equipment in an event of default. All financing receivables are interest bearing and the Company has not classified any financing receivables as held-for-sale. Interest income earned from financing receivables that are not delinquent is recorded on the effective interest method. The Company considers any financing receivable that has not been collected within 90 days of original billing date as past-due or delinquent. Additionally, the Company considers the credit quality of all past-due or delinquent financing receivables as non-performing.

The Company has an accounts receivable sale program that expires on January 5, 2018. According to the terms of that program, the Company is required to sell certain of its trade accounts receivables at fair value to a wholly-owned, consolidated, bankruptcy-remote special purpose subsidiary (“BRS”). The BRS, in turn, must sell such receivables to a third-party financial institution (“Purchaser”) for cash and a deferred purchase price receivable. The Purchaser’s maximum cash investment in the receivables at any time is $100.0 million. The purpose of the program is to provide liquidity to the Company. The Company accounts for these transfers as sales under ASC 860, "Transfers and Servicing." Receivables are derecognized from the Company’s consolidated balance sheet when the BRS sells those receivables to the Purchaser. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred purchase price receivable. At October 1, 2016, the Company did not record a servicing asset or liability related to its retained responsibility based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.
At October 1, 2016 and January 2, 2016, $79.0 million and $100.4 million, respectively, of net receivables were derecognized. Gross receivables sold amounted to $433.6 million ($364.8 million, net) and $1,307.1 million ($1,111.0 million, net) for the three and nine months ended October 1, 2016, respectively. These sales resulted in a pre-tax loss of $1.1 million and $3.5 million, respectively, and included servicing fees of $0.2 million and $0.6 million, respectively, for the three and nine months ended October 1, 2016. Proceeds from transfers of receivables to the Purchaser totaled $354.0 million and $1,031.6 million for the three and nine months ended October 1, 2016, respectively. Collections of previously sold receivables, including deferred purchase price receivables, and all fees, which are settled one month in arrears, resulted in payments to the Purchaser of $375.5 million and $1,053.1 million for the three and nine months ended October 1, 2016, respectively.
Gross receivables sold amounted to $386.7 million ($334.5 million, net) and $1,118.7 million ($975.3 million, net) for the three and nine months ended October 3, 2015, respectively. These sales resulted in a pre-tax loss of $1.0 million and $2.8 million, respectively, and included servicing fees of $0.1 million and $0.4 million, respectively, for the three and nine months ended October 3, 2015. Proceeds from transfers of receivables to the Purchaser totaled $336.6 million and $929.6 million for the three and nine months ended October 3, 2015, respectively. Collections of previously sold receivables, including deferred purchase price receivables, and all fees, which are settled one month in arrears, resulted in payments to the Purchaser of $338.1 million and $931.4 million for the three and nine months ended October 3, 2015, respectively.
The Company’s risk of loss following the sale of the receivables is limited to the deferred purchase price receivable, which was $146.1 million at October 1, 2016 and $41.1 million at January 2, 2016. The deferred purchase price receivable will be repaid in cash as receivables are collected, generally within 30 days, and as such the carrying value of the receivable recorded approximates fair value. There were $0.1 million of delinquencies or credit losses for the three and nine months ended October 1, 2016 and October 3, 2015. Cash inflows related to the deferred purchase price receivable totaled $135.2 million and $354.7 million for the three and nine months ended October 1, 2016, respectively, and $98.2 million and $289.5 million for the three and nine months ended October 3, 2015, respectively. All cash flows under the program are reported as a component of changes in accounts receivable within operating activities in the Condensed Consolidated Statements of Cash Flows since all the cash from the Purchaser is either: 1) received upon the initial sale of the receivable or 2) from the ultimate collection of the underlying receivables and the underlying receivables are not subject to significant risks, other than credit risk, given their short-term nature.

E.	Inventories
The components of Inventories, net at October 1, 2016 and January 2, 2016 are as follows:

(Millions of Dollars)	October 1, 2016	January 2, 2016
Finished products	$1,247.3	$1,085.0
Work in process	128.6	136.1
Raw materials	344.4	305.3
Total	$1,720.3	$1,526.4

F.	Acquisitions

During the nine months ended October 1, 2016, the Company completed five small acquisitions for a total purchase price of $59.3 million, net of cash acquired, which are being integrated into the Company’s Tools & Storage and Security segments. The purchase price allocations for these acquisitions will be completed within the measurement period. The finalization of the purchase accounting assessments may result in changes in the valuation of assets acquired and liabilities assumed, which the Company does not expect to be material.

On October 12, 2016, the Company announced that it had entered into a definitive agreement to acquire the Tools business of Newell Brands ("Newell Tools"), which includes the industrial cutting, hand tool and power tool accessory brands Irwin® and Lenox®, for $1.95 billion in cash. This acquisition will enhance the Company’s position within the global tools & storage industry and broadens the Company’s product offerings and solutions to customers and end-users, particularly within power tool accessories. The transaction, which is subject to customary closing conditions, including regulatory approvals, is expected to close in the first half of 2017.

G.    Goodwill
Changes in the carrying amount of goodwill by segment are as follows:

(Millions of Dollars)	Tools & Storage	Security	Industrial	Total
Balance January 2, 2016	$3,343.4	$2,317.2	$1,423.7	$7,084.3
Acquisition adjustments	4.0	22.0	—	26.0
Foreign currency translation and other	(35.6)	19.7	36.4	20.5
Balance October 1, 2016	$3,311.8	$2,358.9	$1,460.1	$7,130.8

H.	Long-Term Debt and Financing Arrangements
Long-term debt and financing arrangements at October 1, 2016 and January 2, 2016 are as follows:

		October 1, 2016						January 2, 2016
(Millions of Dollars)	Interest Rate	Original Notional	Unamortized Discount	Unamortized Gain/(Loss) Terminated Swaps	Purchase Accounting FV Adjustment	Deferred Financing Fees	Carrying Value	Carrying Value
Notes payable due in 2018	2.45%	$632.5	$—	$—	$—	$(3.6)	$628.9	$627.5
Notes payable due in 2018 (junior subordinated)	2.25%	345.0	—	—	—	(0.9)	344.1	343.8
Notes payable due 2021	3.40%	400.0	(0.2)	17.8	—	(1.7)	415.9	405.9
Notes payable due 2022	2.90%	754.3	(0.4)	—	—	(3.8)	750.1	749.6
Notes payable due 2028	7.05%	150.0	—	12.8	12.4	—	175.2	167.0
Notes payable due 2040	5.20%	400.0	(0.2)	(35.2)	—	(3.3)	361.3	360.1
Notes payable due 2052 (junior subordinated)	5.75%	750.0	—	—	—	(19.6)	730.4	729.9
Notes payable due 2053 (junior subordinated)	5.75%	400.0	—	4.9	—	(8.4)	396.5	394.2
Other, payable in varying amounts through 2022	0.00% - 2.53%	19.9	—	—	—	—	19.9	19.2
Total long-term debt, including current maturities		$3,851.7	$(0.8)	$0.3	$12.4	$(41.3)	$3,822.3	$3,797.2
Less: Current maturities of long-term debt							(7.2)	(5.1)
Long-term debt							$3,815.1	$3,792.1
In the first quarter of 2016, the Company adopted ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires debt issuance costs related to recognized debt liabilities to be presented in the balance sheet as a direct deduction from the debt liability rather than an asset. Accordingly, at October 1, 2016, approximately $41.3 million of deferred debt issuance costs were presented as a direct deduction within Long-Term Debt on the Company's Condensed Consolidated Balance Sheets. Furthermore, the Company reclassified approximately $45 million of deferred debt issuance costs from Other Assets to Long-Term Debt as of January 2, 2016.

Unamortized gains and fair value adjustments associated with interest rate swaps and the impact of terminated swaps are more fully discussed in Note I, Derivative Financial Instruments.
As of October 1, 2016, the Company had $89.3 million of borrowings outstanding against the Company’s $2.0 billion commercial paper program and at January 2, 2016, the Company had no commercial paper borrowings outstanding. As of October 1, 2016, the Company has not drawn on its $1.75 billion committed credit facility.

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
Derivative financial instruments that meet the criteria specified in ASC 815, "Derivatives and Hedging," are designated by management as cash flow hedges, fair value hedges or net investment hedges. Generally, commodity price exposures are not hedged with derivative financial instruments and instead are actively managed through customer pricing initiatives, procurement-driven cost reduction initiatives and other productivity improvement projects. Financial instruments are not utilized for speculative purposes.

A summary of the fair value of the Company’s derivatives recorded in the Condensed Consolidated Balance Sheets at October 1, 2016 and January 2, 2016 follows:

(Millions of Dollars)	Balance Sheet Classification	October 1, 2016	January 2, 2016	Balance Sheet Classification	October 1, 2016	January 2, 2016
Derivatives designated as hedging instruments:
Interest Rate Contracts Cash Flow	LT other assets	$—	$—	LT other liabilities	$102.2	$41.1
Interest Rate Contracts Fair Value	Other current assets	—	14.9	Accrued expenses	—	2.5
	LT other assets	—	1.4	LT other liabilities	—	5.2
Foreign Exchange Contracts Cash Flow	Other current assets	12.5	21.9	Accrued expenses	2.7	1.8
	LT other assets	3.3	3.7	LT other liabilities	0.1	—
Net Investment Hedge	Other current assets	49.9	30.3	Accrued expenses	0.1	4.8
	LT other assets	—	—	LT other liabilities	26.4	—
Total Designated		$65.7	$72.2		$131.5	$55.4
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$30.5	$7.1	Accrued expenses	$61.4	$40.7
Total Undesignated		$30.5	$7.1		$61.4	$40.7
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

During the nine months ended October 1, 2016 and October 3, 2015, cash flows related to derivatives, including those that are separately discussed below, resulted in net cash received of $67.9 million and $81.1 million, respectively.

CASH FLOW HEDGES
As of October 1, 2016 and January 2, 2016, there was an after-tax mark-to-market loss of $107.2 million and $52.1 million, respectively, reported for cash flow hedge effectiveness in Accumulated other comprehensive loss. An after-tax loss of $8.1 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next twelve months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies and interest rates through the maturity dates.
The tables below detail pre-tax amounts reclassified from Accumulated other comprehensive loss into earnings for active derivative financial instruments during the periods in which the underlying hedged transactions affected earnings for the three and nine months ended October 1, 2016 and October 3, 2015 (in millions):

Third Quarter 2016	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Interest Rate Contracts	$(7.0)	Interest expense	$—	$—
Foreign Exchange Contracts	$(0.9)	Cost of sales	$(2.3)	$—

Year-to-Date 2016	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Interest Rate Contracts	$(61.1)	Interest expense	$—	$—
Foreign Exchange Contracts	$(5.3)	Cost of sales	$21.3	$—

Third Quarter 2015	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Interest Rate Contracts	$(12.1)	Interest expense	$—	$—
Foreign Exchange Contracts	$(73.7)	Cost of sales	$16.9	$—

Year-to-Date 2015	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Interest Rate Contracts	$7.4	Interest expense	$—	$—
Foreign Exchange Contracts	$(39.3)	Cost of sales	$39.8	$—
 * Includes ineffective portion and amount excluded from effectiveness testing on derivatives.
For the three and nine months ended October 1, 2016, the hedged items' impact to the Consolidated Statements of Operations and Comprehensive Income was a gain of $2.3 million and a loss of $21.3 million, respectively, in Cost of sales, which is offsetting the amounts shown above. For the three and nine months ended October 3, 2015, the hedged items’ impact to the Consolidated Statements of Operations and Comprehensive Income was a loss of $16.9 million and $39.8 million, respectively. There was no impact related to the interest rate contracts' hedged items for all periods presented.
For the three and nine months ended October 1, 2016, an after-tax loss of $3.6 million and an after-tax gain of $6.2 million, respectively, were reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) during the periods in which the underlying hedged transactions affected earnings. For the three and nine months ended October 3, 2015, after-tax gains of $9.0 million and $15.0 million, respectively, were reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) during the periods in which the underlying hedged transactions affected earnings.
Interest Rate Contracts
The Company enters into interest rate swap agreements in order to obtain the lowest cost source of funds within a targeted range of variable to fixed-debt proportions. At October 1, 2016 and January 2, 2016, the Company had $400 million of forward starting swaps outstanding which were executed in 2014. The objective of the hedges is to offset the expected variability on future payments associated with the interest rate on debt instruments expected to be issued in 2018. Gains or losses on the swaps are recorded in Accumulated other comprehensive loss and will be subsequently reclassified into earnings as the future interest expense is recognized in earnings or as ineffectiveness occurs.
Foreign Currency Contracts
Forward Contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from subsidiaries with functional currencies different than their own, which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases and sales of inventory. Gains and losses reclassified from Accumulated other comprehensive loss for the effective portion of the hedge are recorded in Cost of sales. The ineffective portion, if any, as well as gains and losses incurred after a hedge has been de-designated are not recorded in Accumulated other comprehensive loss, but are recorded directly to the Consolidated Statements of Operations and Comprehensive Income in Other, net. At October 1, 2016, the notional value of forward currency contracts outstanding was $499.5 million, maturing on various dates through 2017. At January 2, 2016, the notional value of forward currency contracts outstanding was $439.3 million, maturing on various dates through 2017.
Purchased Option Contracts: The Company and its subsidiaries have entered into various intercompany transactions whereby the notional values are denominated in currencies other than the functional currencies of the party executing the trade. In order to better match the cash flows of its intercompany obligations with cash flows from operations, the Company enters into purchased option contracts. Gains and losses reclassified from Accumulated other comprehensive loss for the effective portions of the hedge are recorded in Cost of sales. The ineffective portion, if any, as well as gains and losses incurred after a hedge has been de-designated are not recorded in Accumulated other comprehensive loss, but are recorded directly to the Consolidated Statements of Operations and Comprehensive Income in Other, net. At October 1, 2016, the notional value of purchased option contracts was $187.8 million maturing on various dates through 2017. As of January 2, 2016, the notional value of purchased option contracts was $197.4 million, maturing on various dates through 2016.
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

The changes in fair value of the interest rate swaps during the period were recognized in earnings as well as the offsetting changes in fair value of the underlying notes. There were no open contracts as of October 1, 2016. The notional value of open contracts was $950.0 million as of January 2, 2016. A summary of the fair value adjustments relating to these swaps is as follows (in millions):

	Third Quarter 2016		Year-to-Date 2016
Income Statement Classification	Gain/(Loss) on Swaps*	Gain /(Loss) on Borrowings	Gain/(Loss) on Swaps*	Gain /(Loss) on Borrowings
Interest Expense	$—	$—	$(3.3)	$3.8

	Third Quarter 2015		Year-to-Date 2015
Income Statement Classification	Gain/(Loss) on Swaps*	Gain /(Loss) on Borrowings	Gain/(Loss) on Swaps*	Gain /(Loss) on Borrowings
Interest Expense	$24.3	$(23.9)	$22.9	$(22.4)
*Includes ineffective portion and amount excluded from effectiveness testing.
In addition to the fair value adjustments in the table above, the net swap accruals for each period and amortization of the gains on terminated swaps are also reported as a reduction of interest expense and totaled $0.8 million and $6.1 million for the three and nine months ended October 1, 2016, respectively, and $3.5 million and $10.9 million for the three and nine months ended October 3, 2015, respectively. Interest expense on the underlying debt was $19.9 million for the nine months ended October 1, 2016 and $11.7 million and $35.4 million for the three and nine months ended October 3, 2015, respectively. Due to the termination of the Company’s interest rate swaps in the second quarter of 2016 as discussed above, there was no interest expense on the underlying debt which related to fair value hedges for the three months ended October 1, 2016.
NET INVESTMENT HEDGES
Foreign Exchange Contracts: The Company utilizes net investment hedges to offset the translation adjustment arising from re-measurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive loss were gains of $47.0 million and $11.8 million at October 1, 2016 and January 2, 2016, respectively. As of October 1, 2016, the Company had foreign exchange forward contracts maturing on various dates through 2017 with notional values totaling $1.2 billion outstanding hedging a portion of its British pound sterling, Mexican peso, Swedish krona, Euro and Canadian dollar denominated net investments, and a cross currency swap with a notional value totaling $250.0 million maturing in 2023 hedging a portion of its Japanese yen denominated net investment. Of the $1.2 billion discussed above, $252.6 million hedging a portion of the British pound sterling net investments had been de-designated as of October 1, 2016. As of January 2, 2016, the Company had foreign exchange contracts maturing on various dates through 2016 with notional values totaling $1.9 billion outstanding hedging a portion of its British pound sterling, Mexican peso, Swedish krona, Japanese yen, Euro and Canadian dollar denominated net investments. For the nine months ended October 1, 2016 and October 3, 2015, maturing foreign exchange contracts resulted in net cash receipts of $63.3 million and $112.2 million, respectively. Gains and losses on net investment hedges remain in Accumulated other comprehensive income (loss) until disposal of the underlying assets. Gains and losses after a hedge has been de-designated are recorded directly to the Consolidated Statements of Operations and Comprehensive Income in Other, net.
The pre-tax gain or loss from fair value changes recorded in Accumulated other comprehensive loss was as follows (in millions):

	Third Quarter 2016			Year-to-Date 2016
Income Statement Classification	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement
Other, net	$16.0	$—	$—	$53.8	$—	$—

	Third Quarter 2015			Year-to-Date 2015
Income Statement Classification	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement
Other, net	$40.8	$—	$—	$38.3	$—	$—
*Includes ineffective portion and amount excluded from effectiveness testing.
UNDESIGNATED HEDGES
Foreign Exchange Contracts: Currency swaps and foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the forward contracts outstanding at October 1, 2016 was $1.8 billion, maturing on various dates through 2017. In addition, $252.6 million of previously designated net investment hedges had been de-designated and were outstanding as of October 1, 2016. The total notional amount of the forward contracts outstanding at January 2, 2016 was $2.0 billion, maturing at various dates in 2016. The income statement impacts related to derivatives not designated as hedging instruments for the three and nine months ended October 1, 2016 and October 3, 2015 are as follows (in millions):

Derivatives Not Designated as Hedging Instruments under ASC 815	Income Statement Classification	Third Quarter 2016 Amount of Gain (Loss) Recorded in Income on Derivative	Year-to-Date 2016 Amount of Gain (Loss) Recorded in Income on Derivative
Foreign Exchange Contracts	Other, net	$12.5	$(24.5)

Derivatives Not Designated as Hedging Instruments under ASC 815	Income Statement Classification	Third Quarter 2015 Amount of Gain (Loss) Recorded in Income on Derivative	Year-to-Date 2015 Amount of Gain (Loss) Recorded in Income on Derivative
Foreign Exchange Contracts	Other, net	$(33.4)	$(12.7)

J.    Equity Arrangements
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
Equity Units and Capped Call Transactions
In December 2013, the Company issued Equity Units comprised of $345.0 million of Notes and Equity Purchase Contracts as described more fully in Note H, Long-Term Debt and Financing Arrangements, of the Company’s Form 10-K for the year ended January 2, 2016. The Equity Purchase Contracts obligate the holders to purchase on November 17, 2016, for $100.00, between 1.0122 and 1.2399 shares of the Company’s common stock, which are equivalent to an initial settlement price of $98.80 and $80.65, respectively, per share of common stock. As of October 1, 2016, due to the customary anti-dilution provisions, the settlement rate on the Equity Units Stock was 1.0157 (equivalent to a conversion price of approximately $98.46 per common share). Upon the November 17, 2016 settlement date, the Company will issue approximately 3.5 to 4.3 million shares of common stock, subject to customary anti-dilution adjustments, and expects to receive additional cash proceeds of $345.0 million. If a fundamental change occurs, in certain circumstances, the number of shares of common stock deliverable upon settlement of the Equity Purchase Contracts will be increased by the make-whole amount, resulting in the issuance of a maximum of approximately 4.9 million shares of common stock. Holders may elect to settle their Equity Purchase Contracts early in cash prior to November 17, 2016.
Contemporaneously with the issuance of the Equity Units described above, the Company paid $9.7 million, or an average of $2.77 per option, to enter into capped call transactions on 3.5 million shares of common stock with a major financial institution. The purpose of the capped call transactions is to offset the potential economic dilution associated with the common shares issuable upon the settlement of the Equity Purchase Contracts. With respect to the impact on the Company, the capped call transactions and the Equity Units, when taken together, result in the economic equivalent of having the conversion price on the Equity Units at $112.53, the upper strike price of the capped call as of October 1, 2016. Refer to Note H, Long-Term Debt and Financing Arrangements, of the Company’s Form 10-K for the year ended January 2, 2016. In accordance with ASC 815-40, the $9.7 million premium paid was recorded as a reduction to equity.
The capped call transactions cover, subject to customary anti-dilution adjustments, the number of shares equal to the number of shares issuable upon settlement of the Equity Purchase Contracts at the 1.0122 minimum settlement rate. The capped call transactions have a term of approximately three years and initially had a lower strike price of $98.80, which corresponds to the minimum settlement rate of the Equity Purchase Contracts, and an upper strike price of $112.91, which is approximately 40% higher than the closing price of the Company’s common stock on November 25, 2013, and are subject to customary anti-dilution adjustments. The capped call transactions may be settled by net-share settlement (the default settlement method) or, at the Company’s option and subject to certain conditions, cash settlement, physical settlement or modified physical settlement. The aggregate fair value of the options at October 1, 2016 was $48.0 million.

K.    Accumulated Other Comprehensive Loss

The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive loss:

(Millions of Dollars)	Currency translation adjustment and other	Unrealized losses on cash flow hedges, net of tax	Unrealized gains on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - January 2, 2016	$(1,300.9)	$(52.1)	$11.8	$(353.0)	$(1,694.2)
Other comprehensive income (loss) before reclassifications	$9.9	$(48.9)	$35.2	$13.9	$10.1
Reclassification adjustments to earnings	—	(6.2)	—	8.5	2.3
Net other comprehensive income (loss)	$9.9	$(55.1)	$35.2	$22.4	$12.4
Balance - October 1, 2016	$(1,291.0)	$(107.2)	$47.0	$(330.6)	$(1,681.8)

(Millions of Dollars)	Currency translation adjustment and other	Unrealized (losses) gains on cash flow hedges, net of tax	Unrealized (losses) gains on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - January 3, 2015	$(796.8)	$(50.9)	$(37.2)	$(385.3)	$(1,270.2)
Other comprehensive (loss) income before reclassifications	$(358.6)	$14.1	$23.8	$16.1	$(304.6)
Reclassification adjustments to earnings	—	(15.0)	—	8.1	(6.9)
Net other comprehensive (loss) income	$(358.6)	$(0.9)	$23.8	$24.2	$(311.5)
Balance - October 3, 2015	$(1,155.4)	$(51.8)	$(13.4)	$(361.1)	$(1,581.7)

The reclassifications out of accumulated other comprehensive loss for the nine months ended October 1, 2016 and October 3, 2015 were as follows (in millions):

Reclassifications from Accumulated other comprehensive loss to earnings	2016	2015	Affected line item in Consolidated Statements of Operations And Comprehensive Income
Realized gains on cash flow hedges	$21.3	$39.8	Cost of sales
Realized losses on cash flow hedges	(11.2)	(11.3)	Interest expense
Total before taxes	$10.1	$28.5
Tax effect	(3.9)	(13.5)	Income taxes on continuing operations
Realized gains on cash flow hedges, net of tax	$6.2	$15.0
Amortization of defined benefit pension items:
Actuarial losses and prior service costs / credits	$(7.8)	$(7.1)	Cost of sales
Actuarial losses and prior service costs / credits	(5.2)	(4.7)	Selling, general and administrative
Total before taxes	$(13.0)	$(11.8)
Tax effect	4.5	3.7	Income taxes on continuing operations
Amortization of defined benefit pension items, net of tax	$(8.5)	$(8.1)

L.    Net Periodic Benefit Cost — Defined Benefit Plans
Following are the components of net periodic pension (benefit) expense for the three and nine months ended October 1, 2016 and October 3, 2015:

	Third Quarter
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
(Millions of Dollars)	2016	2015	2016	2015	2016	2015
Service cost	$2.3	$1.7	$3.1	$3.6	$0.2	$0.1
Interest cost	11.3	13.5	9.0	11.4	0.4	0.6
Expected return on plan assets	(17.0)	(18.7)	(10.8)	(14.3)	—	—
Amortization of prior service cost (credit)	1.3	0.3	0.1	0.4	(0.3)	(0.4)
Amortization of net loss	1.8	1.9	1.4	1.5	—	—
Settlement / curtailment loss	—	—	0.3	0.4	—	—
Net periodic pension (benefit) expense	$(0.3)	$(1.3)	$3.1	$3.0	$0.3	$0.3

	Year-to-Date
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
(Millions of Dollars)	2016	2015	2016	2015	2016	2015
Service cost	$7.0	$5.2	$9.5	$10.8	$0.5	$0.4
Interest cost	34.0	40.4	28.4	35.2	1.2	1.7
Expected return on plan assets	(50.9)	(56.1)	(34.3)	(42.5)	—	—
Amortization of prior service cost (credit)	3.9	0.7	0.2	0.6	(0.9)	(1.0)
Amortization of net loss	5.3	5.8	4.5	5.7	—	—
Settlement / curtailment loss	—	—	0.4	0.7	—	—
Net periodic pension (benefit) expense	$(0.7)	$(4.0)	$8.7	$10.5	$0.8	$1.1

In the first quarter of 2016, the Company changed the method used to estimate the service and interest cost components of net periodic pension (benefit) expense. The new estimation method uses a full yield curve approach by applying specific spot rates along the yield curve used in the determination of the pension benefit obligation, to their underlying projected cash flows, and provides a more precise measurement of the service and interest cost components. Previously, the Company used a single weighted average discount rate derived from the corresponding yield curve used to measure the pension benefit obligation. The change is applied prospectively as a change in estimate that is inseparable from a change in accounting principle and reduced service and interest cost for the three and nine months ended October 1, 2016 by approximately $3.4 million and $10.5 million, respectively.

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
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of the hierarchy levels:

(Millions of Dollars)	Total Carrying Value	Level 1	Level 2
October 1, 2016
Money market fund	$5.7	$5.7	$—
Derivative assets	$96.2	$—	$96.2
Derivative liabilities	$192.9	$—	$192.9
January 2, 2016
Money market fund	$7.0	$7.0	$—
Derivative assets	$79.3	$—	$79.3
Derivative liabilities	$96.1	$—	$96.1
The following table presents the carrying values and fair values of the Company's financial assets and liabilities, as well as the Company's debt, as of October 1, 2016 and January 2, 2016:

	October 1, 2016		January 2, 2016
(Millions of Dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Other investments	$10.3	$10.7	$11.7	$11.7
Derivative assets	$96.2	$96.2	$79.3	$79.3
Derivative liabilities	$192.9	$192.9	$96.1	$96.1
Long-term debt, including current portion	$3,822.3	$4,233.5	$3,797.2	$4,034.4
The Company had no significant non-recurring fair value measurements, nor any financial assets or liabilities measured using Level 3 inputs, during the first nine months of 2016 or 2015.
The money market fund and other investments outlined in the tables above relate to the West Coast Loading Corporation ("WCLC") trust and are considered Level 1 instruments within the fair value hierarchy. The long-term debt instruments are considered Level 2 instruments and are measured using the stated cash flows in each obligation discounted at the Company’s marginal borrowing rates. The differences between the carrying values and fair values of long-term debt are attributable to the stated interest rates differing from the Company's marginal borrowing rates. The fair values of the Company's variable rate short-term borrowings approximate their carrying values at October 1, 2016 and January 2, 2016. The fair values of foreign currency and interest rate swap agreements, comprising the derivative assets and liabilities in the table above, are based on current settlement values.
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

N.    Other Costs and Expenses
Other, net is primarily comprised of intangible asset amortization expense, currency related gains or losses, environmental remediation expense, and acquisition-related costs.

O.    Restructuring Charges
A summary of the restructuring reserve activity from January 2, 2016 to October 1, 2016 is as follows:

(Millions of Dollars)	January 2, 2016	Net Additions	Usage	Currency	October 1, 2016
Severance and related costs	$44.3	$18.1	$(39.7)	$0.4	$23.1
Facility closures and asset impairments	14.4	9.2	(19.1)	—	4.5
Total	$58.7	$27.3	$(58.8)	$0.4	$27.6
For the nine months ended October 1, 2016, the Company recognized net restructuring charges of $27.3 million. This amount reflects $18.1 million of net severance charges associated with the reduction of approximately 872 employees. The Company also had $4.8 million of facility closure costs and $4.4 million of asset impairments.
For the three months ended October 1, 2016, the Company recognized net restructuring charges of $9.1 million. This amount reflects $8.4 million of net severance charges associated with the reduction of approximately 270 employees. The Company also had $0.6 million of facility closure costs and $0.1 million of asset impairments.
The majority of the $27.6 million of reserves remaining as of October 1, 2016 is expected to be utilized within the next 12 months.
Segments: The $27 million net restructuring charge for the nine months ended October 1, 2016 includes: $3 million of net charges pertaining to the Tools & Storage segment; $12 million of net charges pertaining to the Security segment; $6 million of net charges pertaining to the Industrial segment; and $6 million of net charges pertaining to Corporate.
The $9 million net restructuring charge for the three months ended October 1, 2016 includes: $2 million of net charges pertaining to the Tools & Storage segment; $4 million of net charges pertaining to the Security segment; $2 million of net charges pertaining to the Industrial segment; and $1 million of net charges pertaining to Corporate.

P.	Income Taxes
The Company recognized income tax expense of $78.7 million and $234.7 million for the three and nine months ended October 1, 2016, respectively, resulting in effective tax rates of 24.0% and 24.9%, respectively. The effective tax rates differ from the U.S. statutory tax rate during these periods primarily due to a portion of the Company’s earnings being realized in lower-taxed foreign jurisdictions, the finalization of audit settlements during the first quarter of 2016, adjustments to tax positions relating to undistributed foreign earnings during the second and third quarters of 2016, and adjustments relating to the filing of certain U.S. and foreign corporate income tax returns during the third quarter of 2016.
The Company recognized income tax expense of $75.7 million and $209.5 million for the three and nine months ended October 3, 2015, respectively, resulting in effective tax rates of 24.5% and 24.8%, respectively. The effective tax rates differed from the U.S. statutory tax rate during these periods primarily due to a portion of the Company’s earnings being realized in lower-taxed foreign jurisdictions and the reduction of certain potential foreign tax exposures, largely due to statute expirations. The income tax expense for the nine month period ended October 3, 2015 also included benefits related to the reversal of valuation allowances for certain foreign deferred tax assets which had become realizable.

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

The Company utilizes segment profit, which is defined as net sales minus cost of sales and SG&A inclusive of the provision for doubtful accounts (aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, interest income, interest expense, other, net (inclusive of intangible asset amortization expense), restructuring charges, and income taxes. Refer to Note O, Restructuring Charges, for the amount of net restructuring charges by segment. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and cost for certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Transactions between segments are not material. Segment assets primarily include cash, accounts receivable, inventory, other current assets, property, plant and equipment, intangible assets and other miscellaneous assets.

	Third Quarter		Year-to-Date
(Millions of Dollars)	2016	2015	2016	2015
NET SALES
Tools & Storage	$1,896.9	$1,838.2	$5,535.4	$5,309.8
Security	522.7	512.0	1,564.6	1,554.9
Industrial	462.4	479.3	1,386.5	1,461.7
Total	$2,882.0	$2,829.5	$8,486.5	$8,326.4
SEGMENT PROFIT
Tools & Storage	$330.0	$307.8	$954.5	$866.2
Security	71.4	60.8	199.3	170.8
Industrial	80.4	85.4	235.2	254.4
Segment profit	481.8	454.0	1,389.0	1,291.4
Corporate overhead	(43.1)	(35.3)	(138.5)	(109.4)
Other, net	(56.8)	(54.0)	(150.6)	(168.2)
Restructuring charges	(9.1)	(14.0)	(27.3)	(43.9)
Interest expense	(50.2)	(45.2)	(145.2)	(135.8)
Interest income	5.1	3.6	16.4	10.3
Earnings from continuing operations before income taxes	$327.7	$309.1	$943.8	$844.4

The following table is a summary of total assets by segment as of October 1, 2016 and January 2, 2016:

(Millions of Dollars)	October 1, 2016	January 2, 2016
Tools & Storage	$8,922.0	$8,492.9
Security	3,802.1	3,741.6
Industrial	3,501.9	3,438.7
	16,226.0	15,673.2
Corporate assets	(505.3)	(545.4)
Consolidated	$15,720.7	$15,127.8
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
The Environmental Protection Agency (“EPA”) has asserted claims in federal court in Rhode Island against certain current and former affiliates of Black & Decker related to environmental contamination found at the Centredale Manor Restoration Project Superfund ("Centredale") site, located in North Providence, Rhode Island. The EPA has discovered a variety of contaminants at the site, including but not limited to, dioxins, polychlorinated biphenyls, and pesticides. The EPA alleges that Black & Decker and certain of its current and former affiliates are liable for site clean-up costs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as successors to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. Black & Decker and certain of its current and former affiliates contest the EPA's allegation that they are responsible for the contamination, and have asserted contribution claims, counterclaims and cross-claims against a number of other PRPs, including the federal government as well as insurance carriers. The EPA released its Record of Decision ("ROD") in September 2012, which identified and described the EPA's selected remedial alternative for the site. Black & Decker and certain of its current and former affiliates are contesting the EPA's selection of the remedial alternative set forth in the ROD, on the grounds that the EPA's actions were arbitrary and capricious and otherwise not in accordance with law, and have proposed other equally-protective, more cost-effective alternatives. On June 10, 2014, the EPA issued an Administrative Order under Sec. 106 of CERCLA, instructing Emhart Industries, Inc. and Black & Decker to perform the remediation of Centredale pursuant to the ROD. Black & Decker and Emhart Industries, Inc. dispute the factual, legal and scientific bases cited by the EPA for such an Order and have provided the EPA with numerous good-faith bases for Black & Decker’s and Emhart Industries, Inc.’s declination to comply with the Order at this time. Black & Decker and Emhart Industries, Inc. continue to vigorously litigate the issue of their liability for environmental conditions at the Centredale site, including the completion of the Phase 1 trial in late July, 2015. The Court in this initial phase of trial found that dioxin contamination at the Centredale site was not “divisible”, and that Emhart was jointly and severally liable for dioxin contamination at the Site. The next two phases of trial will address whether the EPA’s proposed remedy for the Site is “arbitrary and capricious”, and if necessary, the allocation of liability to other parties who may have contributed to contamination of the Site with dioxins, PCB’s and other contaminants of concern. The second phase of the trial addressing the remedy and certain other issues commenced on September 26, 2016. The Company's estimated remediation costs related to the Centredale site (including the EPA’s past costs as well as costs of additional investigation, remediation, and related costs such as EPA’s oversight costs, less escrowed funds contributed by primary PRPs who have reached settlement agreements with the EPA), which the Company considers to be probable and reasonably estimable, range from approximately $68.1 million to $139.7 million, with no amount within that range representing a more likely outcome until such time as the litigation is resolved through judgment or compromise. The Company’s reserve for this environmental remediation matter of $68.1 million reflects the fact that the EPA considers Metro-Atlantic, Inc. to be a primary source of contamination at the site. As the specific nature of the environmental remediation activities that may be mandated by the EPA at this site have not yet been finally determined through the on-going litigation, the ultimate remedial costs associated with the site may vary from the amount accrued by the Company at October 1, 2016.
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
The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of October 1, 2016 and January 2, 2016 the Company had reserves of $162.6 million and $170.7 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2016 amount, $19.0 million is classified as current and $143.6 million as long-term which is expected to be paid over the estimated remediation period. As of October 1, 2016, the Company has recorded $16.0 million in other assets related to funding received by the EPA and placed in a trust in accordance with the final settlement with the EPA, embodied in a Consent Decree approved by the United States District Court for the Central District of California on July 3, 2013. Per the Consent Decree, Emhart Industries, Inc. (a dissolved, former indirectly wholly-owned subsidiary of The Black & Decker Corporation) (“Emhart”) has agreed to be responsible for an interim remedy at a site located in Rialto, California and formerly operated by West Coast Loading Corporation (“WCLC”), a defunct company for which Emhart was alleged to be liable as a successor. The remedy will be funded by (i) the amounts received from the EPA as gathered from multiple parties, and, to the extent necessary, (ii) Emhart's affiliate.  The interim remedy requires the construction of a water treatment facility and the filtering of ground water at or around the site for a period of approximately 30 years or more. Accordingly, as of October 1, 2016, the Company's cash obligation associated with the aforementioned remediation activities including WCLC is $146.6 million. The range of environmental remediation costs that is reasonably possible is $123.7 million to $264.7 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with policy.

The Company and approximately 60 other companies comprise the Lower Passaic Cooperating Parties Group (the “CPG”). The CPG members and other companies are parties to a May 2007 Administrative Settlement Agreement and Order on Consent (“AOC”) with the EPA to perform a remedial investigation/feasibility study (“RI/FS”) of the lower seventeen miles of the Lower Passaic River in New Jersey (the “River”). The Company’s potential liability stems from former operations in Newark, New Jersey. As an interim step related to the 2007 AOC, on June 18, 2012, the CPG members voluntarily entered into an AOC with the EPA for remediation actions focused solely at mile 10.9 of the River. The Company’s estimated costs related to the RI/FS and focused remediation action at mile 10.9, based on an interim allocation, are included in its environmental reserves. On April 11, 2014, the EPA issued a Focused Feasibility Study (“FFS”) and proposed plan which addressed various early action remediation alternatives for the lower 8.3 miles of the River. The EPA received public comment on the FFS and proposed plan (including comments from the CPG and other entities asserting that the FFS and proposed plan do not comply with CERCLA) which public comment period ended on August 20, 2014. The CPG submitted to the EPA a draft RI report in February 2015 and draft FS report in April 2015 for the entire lower seventeen miles of the River. On March 4, 2016, the EPA issued a Record of Decision selecting the remedy for the lower 8.3 miles of the River. The cleanup plan adopted by the EPA is now considered a final action for the lower 8.3 miles of the River and will include the removal of 3.5 million cubic yards of sediment, placement of a cap over the entire lower 8.3 miles of the River, and, according to the EPA, will cost approximately $1.4 billion and take 6 years to implement after the remedial design is completed. (The EPA estimates that the remedial design will take four years to complete.) The Company and 105 other parties received a letter dated March 31, 2016 from the EPA notifying such parties of potential liability for the costs of the cleanup of the lower 8.3 miles of the River. There has been no determination as to how the RI/FS will be modified in light of the EPA’s decision to implement a final action for the lower 8.3 miles of the River. At this time, the Company cannot reasonably estimate its liability related to the remediation efforts, excluding the RI/FS and remediation actions at mile 10.9, as the RI/FS is ongoing, the ultimate remedial approach and associated cost for the upper portion of the River has not yet been determined, and the parties that will participate in funding the remediation and their respective allocations are not yet known. On September 30, 2016, Occidental Chemical Corporation entered into an agreement with EPA to perform the remedial design for the cleanup plan for the lower 8.3 miles of the river.
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

S.    Guarantees
The Company’s financial guarantees at October 1, 2016 are as follows:

(Millions of Dollars)	Term	Maximum Potential Payment	Carrying Amount of Liability
Guarantees on the residual values of leased properties	One to five years	$59.4	$—
Standby letters of credit	Up to three years	77.7	—
Commercial customer financing arrangements	Up to six years	66.7	18.1
Total		$203.8	$18.1
The Company has guaranteed a portion of the residual values of leased properties arising from its synthetic lease program. The lease guarantees are for an amount up to $59.4 million while the fair value of the underlying buildings is estimated at $67.2 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these guarantees.

The Company has issued $77.7 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs.

The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors and franchisees for their initial purchase of the inventory and trucks necessary to function as a distributor and franchisee. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors and franchisees. The gross amount guaranteed in these arrangements is $66.7 million and the $18.1 million carrying value of the guarantees issued is recorded in debt and other liabilities as appropriate in the Condensed Consolidated Balance Sheets.

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

The changes in the carrying amount of product and service warranties for the nine months ended October 1, 2016 and October 3, 2015 are as follows:

(Millions of Dollars)	2016	2015
Balance beginning of period	$105.4	$109.6
Warranties and guarantees issued	71.4	68.9
Warranty payments and currency	(69.6)	(71.9)
Balance end of period	$107.2	$106.6

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
BUSINESS OVERVIEW
Strategy

The Company is a diversified global provider of hand tools, power tools and related accessories, mechanical access solutions (i.e. automatic doors and commercial locking systems), electronic security and monitoring systems, healthcare solutions, engineered fastening systems and products and services for various industrial applications. The Company is continuing to pursue an organic growth and acquisition strategy that involves industry, geographic and customer diversification to foster sustainable revenue, earnings and cash flow growth. The Company is focused on growing organically, including increasing its presence in emerging markets, with a goal of generating greater than 20% of annual revenues from those markets over time, and leveraging the Stanley Fulfillment System, a now expanded program ("SFS 2.0") focused on upgrading innovation and digital capabilities while maintaining commercial and supply chain excellence, and funding required investments, in part, through functional transformation. In June 2016, the Company announced the launch of its DEWALT FLEXVOLT ™ battery system representing the first major output of the SFS 2.0 Breakthrough Innovation initiative. This new battery technology changes voltages as the user changes tools, allowing for 20V - 60V - 120V (when two batteries are combined) power all within the same battery system, which is fully backward compatible with the Company's existing 20V line of cordless tools.

The Company recently announced that it has entered into a definitive agreement to acquire the Tools business of Newell Brands ("Newell Tools"), discussed further below, which is an important step in the Company's quest to strengthen its presence in the global tools industry. In addition, the Company intends to pursue targets that expand the Industrial platform in Engineered Fastening and Infrastructure. The Company also remains focused on improving the operating results of the Security business and plans to communicate its strategic fit prior to the end of 2016.

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
Acquisitions
On October 12, 2016, the Company announced that it had entered into a definitive agreement to acquire the Tools business of Newell Brands, which includes the highly attractive industrial cutting, hand tool and power tool accessory brands Irwin® and Lenox®, for $1.95 billion in cash. This acquisition will enhance the Company’s position within the global tools & storage industry and broadens the Company’s product offerings and solutions to customers and end-users, particularly within power tool accessories. The acquisition of Newell Tools is expected to be approximately $0.15 accretive to the Company's diluted earnings per share in the first year after closing (increasing to approximately $0.50 accretive to diluted earnings per share by year three), excluding approximately $125 to $140 million of restructuring and other deal related costs and approximately $40 million of non-cash inventory step-up charges, which in the aggregate will largely be incurred during years one and two. The Company expects the transaction to result in annual cost synergies of approximately $80 to $90 million by year three. The transaction, which is subject to customary closing conditions, including regulatory approvals, is expected to close in the first half of 2017.
During the nine months ended October 1, 2016, the Company completed five small acquisitions for a total purchase price of $59.3 million, net of cash acquired. These acquisitions are being integrated into the Company’s Tools & Storage and Security segments.
2016 Outlook
This outlook discussion is intended to provide broad insight into the Company’s near-term earnings and cash flow generation prospects. The Company is raising the mid-point and tightening the range of its previously communicated guidance on diluted earnings per share for 2016 to $6.40 - $6.50 (up 8% - 10% versus 2015) from $6.30 - $6.50, and reiterating its free cash flow conversion estimate, defined as free cash flow divided by net income, of approximately 100%.

RESULTS OF OPERATIONS
Net Sales: Net sales were $2.882 billion in the third quarter of 2016 compared to $2.830 billion in the third quarter of 2015, representing an increase of 2%. Volume and price increased 2% and 1%, respectively, and were partially offset by a 1% decrease due to negative impacts from foreign currency. Tools & Storage net sales increased 3% compared to the third quarter of 2015 due to continued organic growth of 5%, driven primarily by strong growth in North America and Europe, partially offset by foreign currency pressure of 2%. Net sales in the Security segment increased 2% compared to the third quarter of

2015 driven by organic growth of 2%, including growth in all regions, and small bolt-on electronic acquisitions of 1%, which were partially offset by foreign currency declines of 1%. Industrial net sales decreased 4% compared to the third quarter of 2015 primarily due to volume declines in the Engineered Fastening business as a result of weaker electronics volumes attributable to a major customer as well as pressured industrial volumes, which more than offset organic growth of 5% in the Infrastructure business driven by higher Oil & Gas on-shore project activity.

Net sales were $8.487 billion in the first nine months of 2016 compared to $8.326 billion in the first nine months of 2015, representing an increase of 2%. Volume and price increased 3% and 1%, respectively, and were partially offset by a 2% decrease due to negative impacts from foreign currency. Tools & Storage net sales increased 4% compared to the first nine months of 2015 due to strong organic growth of 7%, driven by solid growth across all regions, partially offset by foreign currency pressure of 3%. Net sales in the Security segment were up 1% compared to the first nine months of 2015 as organic growth of 1% and small bolt-on electronic acquisitions of 1% were partially offset by foreign currency declines of 1%. Industrial net sales declined 5% compared to the first nine months of 2015 primarily due to a 4% decrease in volume, which was mainly driven by organic declines in Engineered Fastening as a result of lower industrial and electronics volumes, and a 1% decrease from foreign currency pressures.
Gross Profit: Gross profit was $1.084 billion, or 37.6% of net sales, in the third quarter of 2016 compared to $1.027 billion, or 36.3% of net sales, in the third quarter of 2015, as price, productivity, cost actions and commodity deflation more than offset unfavorable currency.
Gross profit was $3.191 billion, or 37.6% of net sales, in the first nine months of 2016 compared to $3.058 billion, or 36.7% of net sales, in the first nine months of 2015. The year-over-year increase in the profit rate was driven by price, productivity, cost actions and commodity deflation, which more than offset unfavorable currency.
SG&A Expenses: SG&A, inclusive of the provision for doubtful accounts, was $645.4 million, or 22.4% of net sales, in the third quarter of 2016 compared to $608.3 million, or 21.5% of net sales, in the third quarter of 2015. On a year-to-date basis, SG&A, inclusive of the provision for doubtful accounts, was $1.940 billion, or 22.9% of net sales, in 2016 compared to $1.876 billion, or 22.5% of net sales, in 2015. The higher rate in each period was driven by investments in key SFS 2.0 initiatives moderated by continued tight management of costs.
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
Corporate Overhead: The corporate overhead element of SG&A, which is not allocated to the business segments, amounted to $43.1 million, or 1.5% of net sales, and $35.3 million, or 1.2% of net sales, in the third quarter of 2016 and 2015, respectively. The year-over-year change was primarily due to higher employee-related costs.
On a year-to-date basis, the corporate overhead element of SG&A amounted to $138.5 million, or 1.6% of net sales, in 2016 compared to $109.4 million, or 1.3% of net sales, in the corresponding period of 2015. The year-over-year change was primarily due to increased investments in SFS 2.0 initiatives and higher employee-related costs.

Other, net: Other, net expense amounted to $56.8 million in the third quarter of 2016 compared to $54.0 million in the third quarter of 2015. The year-over-year increase was primarily driven by acquisition-related costs, which more than offset lower amortization expense. On a year-to-date basis, Other, net expense amounted to $150.6 million in 2016 compared to $168.2 million in 2015. The year-over-year decrease was primarily driven by reduced negative impacts of foreign currency and lower amortization expense, partially offset by acquisition-related costs.
Interest, net: Net interest expense was $45.1 million in the third quarter of 2016 compared to $41.6 million in the third quarter of 2015. On a year-to-date basis, net interest expense was $128.8 million in 2016 compared to $125.5 million in 2015. The year-over-year increase in each period was primarily due to amortization of debt issuance costs, partially offset by an increase in interest income as a result of higher average cash balances in 2016.
Income Taxes: The Company recognized income tax expense of $78.7 million and $234.7 million for the three and nine months ended October 1, 2016, respectively, resulting in effective tax rates of 24.0% and 24.9%, respectively. The effective tax rates differ from the U.S. statutory tax rate during these periods primarily due to a portion of the Company’s earnings being realized in lower-taxed foreign jurisdictions, the finalization of audit settlements during the first quarter of 2016, adjustments to tax positions relating to undistributed foreign earnings during the second and third quarters of 2016, and adjustments relating to the filing of certain U.S. and foreign corporate income tax returns during the third quarter of 2016.

The Company recognized income tax expense of $75.7 million and $209.5 million for the three and nine months ended October 3, 2015, respectively, resulting in effective tax rates of 24.5% and 24.8%, respectively. The effective tax rates differed from the U.S. statutory tax rate during these periods primarily due to a portion of the Company’s earnings being realized in lower-taxed foreign jurisdictions and the reduction of certain potential foreign tax exposures, largely due to statute expirations. The income tax expense for the nine month period ended October 3, 2015 also included benefits related to the reversal of valuation allowances for certain foreign deferred tax assets which had become realizable.
Business Segment Results
The Company’s reportable segments are aggregations of businesses that have similar products, services and end markets, among other factors. The Company utilizes segment profit, which is defined as net sales minus cost of sales and SG&A inclusive of the provision for doubtful accounts (aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, other, net (inclusive of intangible asset amortization expense), restructuring charges, interest income, interest expense, and income tax expense. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and the expense pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Refer to Note O, Restructuring Charges, for the amount of restructuring charges attributable to each segment. The Company's operations are classified into three reportable business segments, which also represent its operating segments: Tools & Storage, Security and Industrial.
Tools & Storage:

	Third Quarter		Year-to-Date
(Millions of Dollars)	2016	2015	2016	2015
Net sales	$1,896.9	$1,838.2	$5,535.4	$5,309.8
Segment profit	$330.0	$307.8	$954.5	$866.2
% of Net sales	17.4%	16.7%	17.2%	16.3%
Tools & Storage net sales increased $58.7 million, or 3%, in the third quarter of 2016 compared to the third quarter of 2015. Volume and price increased 4% and 1%, respectively, and were partially offset by a 2% decrease due to foreign currency pressures. Organic growth was solid with North America +4% and Europe +11%, while growth within the emerging markets was modestly positive. Strong commercial execution supported by market leading product innovation, including the launch of the DEWALT FLEXVOLT ™ battery system, continued to drive share gains in North America overcoming both challenging comparables and persistent pressure within the industrial channels. Above-market organic growth in Europe continued as new products, targeted growth investments and an expanded retail footprint fueled share gains across the region. An intense focus on commercial execution targeted at mid-price-point product releases and regional pricing actions contributed to slightly positive organic growth in the emerging markets, despite a high level of volatility and economic challenges within a number of regions.
On a year-to-date basis, net sales increased $225.6 million, or 4%, in the first nine months of 2016 compared to the first nine months of 2015. Organic sales increased 7% primarily due to organic growth of 7% in North America, 10% in Europe, and 4% in emerging markets, while negative impacts from foreign currency decreased net sales by 3%.
Segment profit for the third quarter of 2016 was $330.0 million, or 17.4% of net sales, compared to $307.8 million, or 16.7% of net sales, in the third quarter of 2015. The increase in the segment profit rate was mainly due to volume leverage, price, productivity, cost management and lower commodity prices, which more than offset currency and growth investments.
Year-to-date segment profit for the Tools & Storage segment was $954.5 million, or 17.2% of net sales, in 2016 compared to $866.2 million, or 16.3% of net sales, in the corresponding 2015 period. The increase in the segment profit rate was primarily due to volume leverage, price, productivity, cost management, and lower commodity prices, which more than offset currency and growth investments.

Security:

	Third Quarter		Year-to-Date
(Millions of Dollars)	2016	2015	2016	2015
Net sales	$522.7	$512.0	$1,564.6	$1,554.9
Segment profit	$71.4	$60.8	$199.3	$170.8
% of Net sales	13.7%	11.9%	12.7%	11.0%
Security net sales increased $10.7 million, or 2%, in the third quarter of 2016 compared to the third quarter of 2015. Price, volume and small bolt-on electronic acquisitions each increased 1% and were partially offset by a 1% decline due to foreign currency. Europe continued its momentum posting 1% organic growth on higher installation revenues across much of the region, while North America also posted 1% organic growth on higher commercial electronic security and automatic door revenues. Security’s organic growth was also bolstered by double-digit growth within the emerging markets on easing comparables.
On a year-to-date basis, net sales increased $9.7 million in the first nine months of 2016 compared to the first nine months of 2015, as strong organic growth in Europe and the emerging markets was partially offset by organic declines in North America within the commercial electronic security business and a 1% decrease due to foreign currency.
Security segment profit for the third quarter of 2016 was $71.4 million, or 13.7% of net sales, compared to $60.8 million, or 11.9% of net sales, in the third quarter of 2015. The increase in the segment profit rate was due to intensified profitability rigor surrounding new commercial opportunities, improved field productivity and SG&A cost control.
Year-to-date segment profit for the Security segment was $199.3 million, or 12.7% of net sales, in 2016 compared to $170.8 million, or 11.0% of net sales, in the corresponding 2015 period. The year-over-year increase in the segment profit rate was mainly driven by improved operating performance in both North America and Europe.
Industrial:

	Third Quarter		Year-to-Date
(Millions of Dollars)	2016	2015	2016	2015
Net sales	$462.4	$479.3	$1,386.5	$1,461.7
Segment profit	$80.4	$85.4	$235.2	$254.4
% of Net sales	17.4%	17.8%	17.0%	17.4%
Industrial net sales decreased $16.9 million, or 4%, in the third quarter of 2016 compared to the third quarter of 2015, due to declines in volume and price of 3% and 1%, respectively. Engineered Fastening organic revenues declined 6% due primarily to weaker electronics volumes attributable to a major customer (organic revenues were slightly positive excluding this impact), as well as pressured industrial volumes, more than offsetting higher automotive growth. Infrastructure organic revenues increased 5% as higher Oil & Gas on-shore project activity more than offset lower Hydraulic Tools volumes. Organic growth for the Industrial segment as a whole was approximately 1% excluding the impact of the aforementioned electronics volume declines within Engineered Fastening.
On a year-to-date basis, net sales decreased $75.2 million, or 5%, in the first nine months of 2016 compared to the first nine months of 2015, due to a 4% decline in volume and a 1% decline from foreign currency pressures. Engineered Fastening organic revenues declined 5% due primarily to lower electronics and industrial volumes, while Infrastructure declined 3% organically as positive growth in Oil & Gas was more than offset by the impact of a difficult scrap steel market on Hydraulic Tools volumes.
Industrial segment profit for the third quarter of 2016 was $80.4 million, or 17.4% of net sales, compared to $85.4 million, or 17.8% of net sales, in the third quarter of 2015, as lower volumes and currency more than offset productivity gains and cost control actions.
Year-to-date segment profit for the Industrial segment was $235.2 million, or 17.0% of net sales, in 2016 compared to $254.4 million, or 17.4% of net sales, in the corresponding 2015 period. The year-over-year decrease in the rate was primarily driven by the same factors that impacted the third quarter as discussed above.

RESTRUCTURING ACTIVITIES

A summary of the restructuring reserve activity from January 2, 2016 to October 1, 2016 is as follows:

(Millions of Dollars)	January 2, 2016	Net Additions	Usage	Currency	October 1, 2016
Severance and related costs	$44.3	$18.1	$(39.7)	$0.4	$23.1
Facility closures and asset impairments	14.4	9.2	(19.1)	—	4.5
Total	$58.7	$27.3	$(58.8)	$0.4	$27.6
For the nine months ended October 1, 2016, the Company recognized net restructuring charges of $27.3 million. This amount reflects $18.1 million of net severance charges associated with the reduction of approximately 872 employees. The Company also recognized $4.8 million of facility closure costs and $4.4 million of asset impairments. For the three months ended October 1, 2016, the Company recognized net restructuring charges of $9.1 million. This amount reflects $8.4 million of net severance charges associated with the reduction of approximately 270 employees. The Company also had $0.6 million of facility closure costs and $0.1 million of asset impairments. The Company expects these restructuring actions to result in annual net cost savings of approximately $31 million by the end of 2017.
The majority of the $27.6 million of reserves remaining as of October 1, 2016 is expected to be utilized within the next 12 months.
Segments: The $27 million net restructuring charge for the nine months ended October 1, 2016 includes: $3 million of net charges pertaining to the Tools & Storage segment; $12 million of net charges pertaining to the Security segment; $6 million of net charges pertaining to the Industrial segment; and $6 million of net charges pertaining to Corporate.
The $9 million net restructuring charge for the three months ended October 1, 2016 includes: $2 million of net charges pertaining to the Tools & Storage segment; $4 million of net charges pertaining to the Security segment; $2 million of net charges pertaining to the Industrial segment; and $1 million of net charges pertaining to Corporate.
The anticipated annual net cost savings of approximately $31 million relating to the 2016 restructuring actions include: $7 million pertaining to the Tools & Storage segment; $10 million relating to the Security segment; $12 million pertaining to the Industrial segment; and $2 million pertaining to Corporate.

FINANCIAL CONDITION
Liquidity, Sources and Uses of Capital: The Company’s primary sources of liquidity are cash flows generated from operations and available lines of credit under various credit facilities. The Company's cash flows are presented on a consolidated basis and include cash flows from discontinued operations in the first nine months of 2015.
Operating Activities: Cash flows provided by operations were $246.7 million in the third quarter of 2016 compared to $239.0 million in the third quarter of 2015. The year-over-year improvement was primarily driven by higher earnings, as the Company's strong operational performance more than offset currency headwinds and growth investments.
Year-to-date cash flows provided by operations were $650.0 million in the first nine months of 2016 compared to $354.1 million in the corresponding period of 2015. The year-over-year improvement was mainly driven by higher earnings and improved working capital cash flows due to higher inventory liquidation, primarily in the Tools & Storage segment.

Free Cash Flow: Free cash flow, as defined in the following table, was $168.6 million in the third quarter of 2016 compared to $170.5 million in the third quarter of 2015. Free cash flow on a year-to-date basis was $428.3 million in 2016 compared to $174.0 million in 2015. Management considers free cash flow an important indicator of its liquidity, as well as its ability to fund future growth and provide a dividend to shareowners. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

	Third Quarter		Year-to-Date
(Millions of Dollars)	2016	2015	2016	2015
Net cash provided by operating activities	$246.7	$239.0	$650.0	$354.1
Less: capital expenditures	(78.1)	(68.5)	(221.7)	(180.1)
Free cash flow	$168.6	$170.5	$428.3	$174.0

Based on its potential to generate cash flow from operations on an annual basis and credit position at October 1, 2016, the Company continues to believe over the long term it has the financial flexibility to deploy capital to its shareowners’ advantage through a combination of acquisitions, dividends and potential future share repurchases.

Investing Activities: Cash flows used in investing activities were $61.3 million in the third quarter of 2016, which mainly consisted of capital and software expenditures of $78.1 million and business acquisitions of $38.3 million, which were partially offset by cash proceeds from net investment hedge settlements of $57.8 million. Cash flows used in investing activities totaled $48.7 million in the third quarter of 2015 primarily due to capital and software expenditures of $68.5 million and small bolt-on electronic security acquisitions of $17.1 million, which were partially offset by cash proceeds from net investment hedge settlements of $48.3 million.

Year-to-date cash flows used in investing activities were $225.0 million in 2016, which mainly consisted of capital and software expenditures of $221.7 million and business acquisitions of $59.3 million, which were partially offset by cash proceeds from net investment hedge settlements of $63.3 million. Cash flows used in investing activities totaled $103.2 million in 2015 primarily due to capital and software expenditures of $180.1 million and small bolt-on electronic security acquisitions of $17.5 million, which were partially offset by cash proceeds from net investment hedge settlements of $112.2 million.

Financing Activities: Cash flows used in financing activities totaled $325.4 million in the third quarter of 2016 primarily due to $255.9 million in net repayments of short-term borrowings under the Company's commercial paper program and $84.5 million of cash dividend payments. Cash flows used in financing activities in the third quarter of 2015 were $250.2 million due to $192.1 million of share repurchases and $79.7 million of cash payments for dividends.

Year-to-date cash flows used in financing activities were $446.8 million in 2016 primarily due to repurchases of common stock of $362.7 million and cash dividend payments of $243.9 million, partially offset by net proceeds of $92.4 million from short-term borrowings, $51.3 million from issuances of common stock, and $27.0 million relating to the termination of interest rate swaps. Cash flows used in financing activities in 2015 were $373.4 million resulting primarily from repurchases of common stock of $640.1 million and cash dividend payments of $239.2 million, partially offset by net proceeds from short-term borrowings of $450.8 million and cash proceeds from the issuances of common stock of $84.0 million.
Credit Ratings & Liquidity:

The Company maintains strong investment grade credit ratings from the major U.S. rating agencies on its senior unsecured debt (S&P A, Fitch A-, Moody's Baa1), as well as its commercial paper program (S&P A-1, Fitch F2, Moody's P-2). There have been no changes to any of the ratings during the third quarter of 2016. Failure to maintain strong investment grade rating levels could adversely affect the Company’s cost of funds, liquidity and access to capital markets, but would not have an adverse effect on the Company’s ability to access committed credit facilities.

Cash and cash equivalents totaled $421 million as of October 1, 2016, comprised of $52 million in the U.S. and $369 million in foreign jurisdictions. As of January 2, 2016, cash and cash equivalents totaled $465 million, comprised of $131 million in the U.S. and $334 million in foreign jurisdictions. Concurrent with the Black & Decker merger, the Company made a determination to repatriate certain legacy Black & Decker foreign earnings, on which U.S. income taxes had not previously been provided. As a result of this repatriation decision, the Company has recorded approximately $290 million and $320 million of associated deferred tax liabilities at October 1, 2016 and January 2, 2016, respectively. Current plans and liquidity requirements do not demonstrate a need to repatriate other foreign earnings. Accordingly, all other undistributed foreign earnings of the Company are considered to be permanently reinvested, or will be remitted substantially free of additional tax, consistent with the Company’s overall growth strategy internationally, including acquisitions and long-term financial objectives. No provision has been made for taxes that might be payable upon remittance of these undistributed foreign earnings. However, should management determine at a later point to repatriate additional foreign earnings, the Company would be required to accrue and pay taxes at that time.

The Company has a five-year $1.75 billion committed credit facility (the “Credit Agreement”). Borrowings under the Credit Agreement may include U.S. Dollars up to the $1.75 billion commitment or in Euro or Pounds Sterling subject to a foreign currency sub-limit of $400.0 million and bear interest at a floating rate dependent upon the denomination of the borrowing. Repayments must be made on December 18, 2020 or upon an earlier termination date of the Credit Agreement, at the election of the Company. The Credit Agreement is designated to be a liquidity back-stop for the Company's $2.0 billion commercial paper program. As of October 1, 2016, the Company has not drawn on this commitment. In addition, the Company has short-term lines of credit that are primarily uncommitted, with numerous banks, which are reviewed annually for renewal.

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

Refer to Note H, Long-Term Debt and Financing Arrangements, and Note J, Equity Arrangements, for further discussion of the Company's financing arrangements.

OTHER MATTERS
Critical Accounting Estimates: There have been no significant changes in the Company’s critical accounting estimates during the third quarter of 2016. Refer to the “Other Matters” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended January 2, 2016 for a discussion of the Company’s critical accounting estimates.

CEO Transition: Effective July 31, 2016, John F. Lundgren retired as CEO after more than 12 years with the Company.  John Lundgren will continue as Chairman of the Board until the end of the year and serve as Special Advisor to the Company through April 30, 2017.  James M. Loree, formerly the President and Chief Operating Officer, succeeded John Lundgren as President and CEO on August 1, 2016 and joined the Board at that time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no significant change in the Company’s exposure to market risk during the third quarter of 2016. Refer to the “Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended January 2, 2016 for further discussion.

ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of management, including the Company’s President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer have concluded that, as of October 1, 2016, the Company’s disclosure controls and procedures are effective. There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CAUTIONARY STATEMENT
Under the Private Securities Litigation Reform Act of 1995

Statements in this Quarterly Report on Form 10-Q that are not historical, including but not limited to those regarding the Company’s ability to: (i) generate greater than 20% of annual revenues from emerging markets; (ii) achieve full year 2016 diluted EPS of approximately $6.40 to $6.50; (iii) achieve free cash flow conversion of approximately 100% for 2016; (iv) complete, and achieve approximately $80 to $90 million in annual cost synergies by year three after, the Newell Tools transaction; (v) achieve accretion to diluted earnings per share of $0.15 in the first year after completing the Newell Tools transaction increasing to approximately $0.50 per share by year three, excluding acquisition-related charges; and (vi) over the long term, return approximately 50% of free cash flow to shareholders through a strong and growing dividend, as well as opportunistically repurchasing its shares, with the remaining free cash flow (approximately 50%) deployed toward acquisitions; (collectively, the “Results”) are “forward-looking statements” and subject to risk and uncertainty.

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

The Company’s ability to deliver the Results is dependent, or based, upon: (i) the Company’s ability to deliver organic growth of approximately 4% and generate savings from incremental productivity and cost actions of approximately $0.60 - $0.65 of EPS for 2016; (ii) the Company’s ability to deliver sufficient working capital turns expansion to achieve free cash flow conversion of approximately 100% in 2016; (iii) the Company’s ability to keep the impact to EPS of restructuring charges in 2016 to approximately $0.25 and with respect to years one and two following the completion of the Newell Tools acquisition, the Company’s ability to limit restructuring and other deal related costs to approximately $125 to $140 million and non-cash inventory step-up charges to approximately $40 million; (iv) foreign currency exchange headwinds being at approximately $150 million in 2016; (v) the Company’s ability to achieve a tax rate relatively consistent with the 2015 tax rate; (vi) the Company’s ability to keep the impact to EPS of incremental costs associated with the new DEWALT FLEXVOLT ™ product launch to approximately $0.05; (vii) the successful identification, completion and integration of, and realization of cost and revenue synergies associated with, acquisitions, including the Newell Tools acquisition, as well as integration of existing businesses and formation of new business platforms; (viii) the continued acceptance of technologies used in the Company’s products and services (including the new DEWALT FLEXVOLT ™ product); (ix) the Company’s ability to manage existing Sonitrol franchisee and Mac Tools relationships; (x) the Company’s ability to minimize costs associated with any sale or discontinuance of a business or product line, including any severance, restructuring, legal or other costs; (xi) the proceeds realized with respect to any business or product line disposals; (xii) the extent of any asset impairments with respect to any businesses or product lines that are sold or discontinued; (xiii) the success of the Company’s efforts to manage freight costs, steel and other commodity costs as well as capital expenditures; (xiv) the Company’s ability to sustain or increase prices in order to, among other things, offset or mitigate the impact of steel, freight, energy, non-ferrous commodity and other commodity costs and any inflation increases and/or currency impacts; (xv) the Company’s ability to generate free cash flow and maintain a strong debt to capital ratio; (xvi) the Company’s ability to identify and effectively execute productivity improvements and cost reductions, while minimizing any associated restructuring charges; (xvii) the Company’s ability to obtain favorable settlement of tax audits; (xviii) the ability of the Company to generate earnings sufficient to realize future income tax benefits during periods when temporary differences become deductible, including realizing tax credit carry forward amounts within the allowable carry forward periods; (ix) the continued ability of the Company to access credit markets under satisfactory terms; (xx) the Company’s ability to negotiate satisfactory price and payment terms under which the Company buys and sells goods, services, materials and products; (xxi) the Company’s ability to successfully develop, market and achieve sales from new products and services; and (xxii) the availability of cash to repurchase shares when conditions are right.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended October 1, 2016:

2016	(a) Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Program	(b) Maximum Number Of Shares That May Yet Be Purchased Under The Program
July 3 - August 6	5,010	$118.25	—	12,000,000
August 7 - September 3	—	—	—	12,000,000
September 4 - October 1	—	—	—	12,000,000
	5,010	$118.25	—	12,000,000

(a)
The shares of common stock in this column were deemed surrendered to the Company by participants in various benefit plans of the Company to satisfy the participants’ taxes related to vesting or delivery of time-vesting restricted share units under those plans.

(b)
On July 23, 2014, the Board of Directors approved a new repurchase of up to 25 million shares of the Company's common stock. As of October 1, 2016, the remaining authorized shares for repurchase is 12.0 million shares. Furthermore, approximately 5.2 million shares are reserved for purchase in connection with the forward share purchase contracts entered into in October 2014 and March 2015, which obligate the Company to pay $150.0 million and $350.0 million, respectively, plus additional amounts related to the forward component of the contracts to the financial institution counterparties not later than October 2016 and March 2017, respectively, or earlier at the Company's option. For further detail on these transactions, refer to Note J, Equity Arrangements, of the Notes to (Unaudited) Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

ITEM 6. EXHIBITS

(10.1)
Stock and Asset Purchase Agreement dated October 12, 2016 by and between Stanley Black & Decker, Inc. and Newell Brands Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 14, 2016).

(11)
Statement re-computation of per share earnings (the information required to be presented in this exhibit appears in Note C to the Company’s (Unaudited) Condensed Consolidated Financial Statements set forth in this Quarterly Report on Form 10-Q).

(31)(i)(a)	Certification by President and Chief Executive Officer pursuant to Rule 13a-14(a).

(i)(b)	Certification by Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a).

(32)(i)	Certification by President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(ii)	Certification by Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following materials from Stanley Black & Decker Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 1, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended October 1, 2016 and October 3, 2015; (ii) Condensed Consolidated Balance Sheets at October 1, 2016 and January 2, 2016; (iii) Condensed Consolidated Statements of Cash Flows for the three and nine months ended October 1, 2016 and October 3, 2015; and (iv) Notes to (Unaudited) Condensed Consolidated Financial Statements**.

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

STANLEY BLACK & DECKER, INC.

Date:	October 28, 2016	By:	/s/ DONALD ALLAN, JR.
Donald Allan, Jr.
Senior Vice President and Chief Financial Officer