Form 10-K
period 2016-12-31
STANLEY BLACK & DECKER, INC.
filed 2017-02-15
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Yes  ☐    No  ☑
As of July 1, 2016, the aggregate market values of voting common equity held by non-affiliates of the registrant was $16.9 billion based on the New York Stock Exchange closing price for such shares on that date. On February 1, 2017, the registrant had 152,584,499 shares of common stock outstanding.
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
The Company is a diversified global provider of hand tools, power tools and related accessories, mechanical access solutions (i.e. automatic doors and commercial locking systems), electronic security and monitoring systems, healthcare solutions, engineered fastening systems and products and services for various industrial applications, with 2016 consolidated annual revenues of $11.4 billion. The Company continues to pursue a growth and acquisition strategy that involves industry, geographic and customer diversification to foster sustainable revenue, earnings and cash flow growth. The Company also remains focused on organic growth, including increasing its presence in emerging markets, with a goal of generating greater than 20% of annual revenues from those markets over time, and leveraging the Stanley Fulfillment System ("SFS"), a now expanded program ("SFS 2.0") focused on upgrading innovation and digital capabilities while maintaining commercial and supply chain excellence, and funding required investments, in part, through functional transformation. In 2016, approximately 52% of the Company’s annual revenues were generated in the United States, with the remainder largely from Europe (23%), emerging markets (16%) and Canada (4%).
Execution of the Company's strategy has resulted in approximately $6.3 billion of acquisitions since 2002 (excluding the Black & Decker merger and recently announced acquisitions discussed below), enabled by cash flow generation and increased debt capacity. This strategy is further exemplified by the Company's recently announced pending acquisitions of the Tools business of Newell Brands ("Newell Tools") and the Craftsman® brand. In October 2016, the Company announced an agreement to acquire Newell Tools, which includes the highly attractive industrial cutting, hand tool and power tool accessory brands Irwin® and Lenox®, for $1.95 billion in cash. The acquisition, which is expected to close in the first quarter of 2017, will significantly increase the power tool accessories business and expand the Company's footprint in the plumbing and electrical channels. In January 2017, the Company announced an agreement to purchase the Craftsman brand from Sears Holdings for total expected cash payments of approximately $900 million on a discounted basis. The acquisition, which is expected to close in 2017, grants the Company the rights to develop, manufacture and sell Craftsman®-branded products in non-Sears Holdings channels. Refer to Note E, Acquisitions, of the Notes to Consolidated Financial Statements in Item 8 for further discussion.
Furthermore, in December 2016, the Company announced that it had reached an agreement to sell the majority of its mechanical security businesses to Dormakaba for $725 million in cash. The sale, which is expected to close in the first quarter of 2017, will allow the Company to deploy capital in a more accretive and growth-oriented manner. The Company concurrently announced its intent to retain its commercial electronic security and automatic doors businesses. The Company has also divested several smaller businesses in recent years that did not fit into its long-term strategic objectives. Refer to Note T, Divestitures, of the Notes to Consolidated Financial Statements in Item 8 for further discussion.
At December 31, 2016, the Company employed 54,023 people worldwide. The Company’s principal executive office is located at 1000 Stanley Drive, New Britain, Connecticut 06053 and its telephone number is (860) 225-5111.
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

Tools & Storage
The Tools & Storage segment is comprised of the Power Tools and Hand Tools, Accessories & Storage ("HTAS") businesses. The segment sells its products to professional end users, distributors, retail consumers and industrial customers in a wide variety of industries and geographies. The majority of sales are distributed through retailers, including home centers, mass merchants, hardware stores, and retail lumber yards, as well as third-party distributors and a direct sales force. Annual revenues in the Tools & Storage segment were $7.5 billion in 2016, representing 66% of the Company’s total revenues.
The Power Tools business includes both professional and consumer products. Professional products include professional grade corded and cordless electric power tools and equipment including drills, impact wrenches and drivers, grinders, saws, routers and sanders, as well as pneumatic tools and fasteners including nail guns, nails, staplers and staples, concrete and masonry anchors. Consumer products include corded and cordless electric power tools sold primarily under the BLACK+DECKER brand, lawn and garden products, including hedge trimmers, string trimmers, lawn mowers, edgers and related accessories, and home products such as hand-held vacuums, paint tools and cleaning appliances.
The HTAS business sells measuring, leveling and layout tools, planes, hammers, demolition tools, knives, saws, chisels and industrial and automotive tools. Power tool accessories include drill bits, router bits, abrasives and saw blades. Storage products include tool boxes, sawhorses, medical cabinets and engineered storage solution products.
Security
The Security segment is comprised of the Convergent Security Solutions ("CSS") and Mechanical Access Solutions ("MAS") businesses. Annual revenues in the Security segment were $2.1 billion in 2016, representing 18% of the Company’s total revenues.
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
Industrial
The Industrial segment is comprised of the Engineered Fastening and Infrastructure businesses. Annual revenues in the Industrial segment were $1.8 billion in 2016, representing 16% of the Company’s total revenues.
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
Major Customers
A significant portion of the Company’s Tools & Storage products are sold to home centers and mass merchants in the U.S. and Europe. A consolidation of retailers both in North America and abroad has occurred over time. While this consolidation and the domestic and international expansion of these large retailers has provided the Company with opportunities for growth, the increasing size and importance of individual customers creates a certain degree of exposure to potential sales volume loss. As a result of the Company’s acquisition strategy, sales to U.S. and international home centers and mass merchants declined from approximately 31% of total sales in 2010 to approximately 28% in 2016.

Working Capital
The Company continues to practice the core operating principles encompassed by core SFS, which is a subset of the SFS 2.0 business system. Core SFS contains five core operating principles which work in concert: sales and operations planning ("S&OP"), operational lean, complexity reduction, global supply management, and order-to-cash excellence. The Company develops standardized business processes and system platforms to reduce costs and provide scalability. The core SFS principles are instrumental in the reduction of working capital as evidenced by the 80% improvement in the Company's working capital turns from 5.9 at the end of 2010 (directly after the Merger) to 10.6 at the end of 2016. The continued efforts to deploy SFS across the entire Company and increase working capital turns have created significant opportunities to generate incremental free cash flow (defined as cash flow from operations less capital and software expenditures). The Company plans to continue leveraging the core SFS principles to generate ongoing improvements, both in the existing business and future acquisitions, in working capital turns, cycle times, complexity reduction and customer service levels, with a long-term goal of sustaining 10+ working capital turns.
Raw Materials
The Company’s products are manufactured using ferrous and non-ferrous metals including, but not limited to, steel, zinc, copper, brass, aluminum and nickel as well as resins. The Company also purchases components such as batteries, motors, and electronic components to use in manufacturing and assembly operations along with resin-based molded parts. The raw materials required are procured globally and generally available from multiple sources at competitive prices. As part of the Company's Enterprise Risk Management, the Company has implemented a supplier risk mitigation strategy in order to identify and address any potential supply disruption associated with commodities, components, finished goods and critical services. The Company does not anticipate difficulties in obtaining supplies for any raw materials or energy used in its production processes.
Backlog
Due to short order cycles and rapid inventory turnover primarily in the Company's Tools & Storage segment, backlog is generally not considered a significant indicator of future performance. At February 4, 2017, the Company had approximately $838 million in unfilled orders, which mainly relate to the Engineered Fastening and Security businesses. Substantially all of these orders are reasonably expected to be filled within the current fiscal year. As of February 6, 2016 and January 31, 2015, unfilled orders amounted to $783 million and $888 million, respectively.
Patents and Trademarks
No business segment is solely dependent, to any significant degree, on patents, licenses, franchises or concessions, and the loss of one or several of these patents, licenses, franchises or concessions would not have a material adverse effect on any of the Company's businesses. The Company owns numerous patents, none of which individually is material to the Company's operations as a whole. These patents expire at various times over the next 20 years. The Company holds licenses, franchises and concessions, none of which individually or in the aggregate are material to the Company's operations as a whole. These licenses, franchises and concessions vary in duration, but generally run from one to 40 years.

The Company has numerous trademarks that are used in its businesses worldwide. In the Tools & Storage segment, significant trademarks include STANLEY®, BLACK+DECKER®, DEWALT®, DEWALT FLEXVOLT™, Porter-Cable®, BOSTITCH®, FatMax®, Powers®, Guaranteed Tough®, Innerspace®, MAC®, MAC Tools®, Proto®, Vidmar®, Facom®, USAG™, DIYZ®, Lista®, and the yellow & black color scheme for power tools and accessories. The recently announced acquisitions of Newell Tools and Craftsman® will further bolster the Tools & Storage portfolio with the addition of the Irwin®, Lenox® and Craftsman® brands. The Security segment includes significant trademarks such as STANLEY®, BEST®, Blick™, HSM®, Sargent & Greenleaf®, S&G®, SONITROL®, Stanley Access Technologies™, AeroScout®, Hugs®, WanderGuard®, Roam Alert®, MyCall®, Arial® and Bed-Check®. Significant trademarks in the Industrial segment include STANLEY®, CRC®, LaBounty®, Dubuis®, AeroScout®, Cribmaster®, Expert®, SIDCHROME™, POP®, Warren®, GRIPCO®, Avdel®, HeliCoil®, MasterFix®, Tucker®, NPR®, Dodge®, and Spiralock®. The terms of these trademarks typically vary from 10 to 20 years, with most trademarks being renewable indefinitely for like terms.
Environmental Regulations
The Company is subject to various environmental laws and regulations in the U.S. and foreign countries where it has operations. Future laws and regulations are expected to be increasingly stringent and will likely increase the Company’s expenditures related to environmental matters.
In the normal course of business, the Company is involved in various legal proceedings relating to environmental issues. The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of December 31, 2016 and January 2, 2016, the Company had reserves of $160.9 million and $170.7 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2016 amount, $18.9 million is classified as current and $142.0 million as long-term, which is expected to be paid over the estimated remediation period. As of December 31, 2016, the Company has recorded $13.2 million in other assets related to funding by the Environmental Protection Agency ("EPA") and monies received have been placed in trust in accordance with the Consent Decree associated with the West Coast Loading Corporation ("WCLC") proceedings, as further discussed in Note S, Contingencies, of the Notes to Consolidated Financial Statements in Item 8. Accordingly, the Company's cash obligation as of December 31, 2016 associated with the aforementioned remediation activities is $147.7 million. The range of environmental remediation costs that is reasonably possible is $128.3 million to $267.1 million, which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with policy.
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

Employees
At December 31, 2016, the Company had 54,023 employees, 13,958 of whom are employed in the U.S. Employees in the U.S. totaling 1,111 are covered by collective bargaining agreements negotiated with 29 different local labor unions who are, in turn, affiliated with approximately 6 different international labor unions. The majority of the Company’s hourly-paid and weekly-paid employees outside the U.S. are not covered by collective bargaining agreements. The Company’s labor agreements in the U.S. expire between 2017 and 2021. There have been no significant interruptions of the Company’s operations in recent years due to labor disputes. The Company believes that its relationship with its employees is good.
Research and Development Costs
Research and development costs, which are classified in SG&A, were $204.4 million, $188.0 million and $174.6 million for fiscal years 2016, 2015 and 2014, respectively.
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

ITEM 1A. RISK FACTORS
The Company’s business, operations and financial condition are subject to various risks and uncertainties. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including those risks set forth under the heading entitled "Cautionary Statements Under the Private Securities Litigation Reform Act of 1995," and in other documents that the Company files with the U.S. Securities and Exchange Commission, before making any investment decision with respect to its securities. If any of the risks or uncertainties actually occur or develop, the Company’s business, financial condition, results of operations and future growth prospects could change. Under these circumstances, the trading prices of the Company’s securities could decline, and you could lose all or part of your investment in the Company’s securities.
Changes in customer preferences, the inability to maintain mutually beneficial relationships with large customers, inventory reductions by customers, and the inability to penetrate new channels of distribution could adversely affect the Company’s business.
The Company has certain significant customers, particularly home centers and major retailers, although no single customer represented more than 10% of consolidated net sales in 2016. However, the two largest customers comprised approximately 19% of net sales, with U.S. and international mass merchants and home centers collectively comprising approximately 28% of net sales. The loss or material reduction of business, the lack of success of sales initiatives, or changes in customer preferences or loyalties, for the Company’s products related to any such significant customer could have a material adverse impact on the Company’s results of operations and cash flows. In addition, the Company’s major customers are volume purchasers, a few of which are much larger than the Company and have strong bargaining power with suppliers. This limits the ability to recover cost increases through higher selling prices. Furthermore, unanticipated inventory adjustments by these customers can have a negative impact on net sales.
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
SFS is a continuous operational improvement process applied to many aspects of the Company’s business such as procurement, quality in manufacturing, maximizing customer fill rates, integrating acquisitions and other key business processes. In the event the Company is not successful in effectively applying the core SFS principles to its key business processes, including those of acquired businesses, its ability to compete and future earnings could be adversely affected.
In addition, the Company may have to reduce prices on its products and services, or make other concessions, to stay competitive and retain market share. Price reductions taken by the Company in response to customer and competitive pressures, as well as price reductions and promotional actions taken to drive demand that may not result in anticipated sales levels, could also negatively impact its business. The Company engages in restructuring actions, sometimes entailing shifts of production to low-cost countries, as part of its efforts to maintain a competitive cost structure. If the Company does not execute restructuring actions well, its ability to meet customer demand may decline, or earnings may otherwise be adversely impacted. Similarly, if such efforts to reform the cost structure are delayed relative to competitors or other market factors, the Company may lose market share and profits.
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
The Company’s competitive advantage is due in part to its ability to develop and introduce new products in a timely manner at favorable margins. The uncertainties associated with developing and introducing new products, such as market demand and costs of development and production may impede the successful development and introduction of new products on a consistent basis. Introduction of new technology may result in higher costs to the Company than that of the technology replaced. That increase in costs, which may continue indefinitely or until increased demand and greater availability in the sources of the new technology drive down its cost, could adversely affect the Company’s results of operations. Market acceptance of the new products introduced in recent years and scheduled for introduction in future years may not meet sales expectations due to various factors, such as the failure to accurately predict market demand, end-user preferences, and evolving industry standards. Moreover, the ultimate success and profitability of the new products may depend on the Company’s ability to resolve technical and technological challenges in a timely and cost-effective manner, and to achieve manufacturing efficiencies. The Company’s investments in productive capacity and commitments to fund advertising and product promotions in connection with these new products could erode profits if those expectations are not met.

The Company’s brands are important assets of its businesses and violation of its trademark rights by imitators, or the failure of its licensees or vendors to comply with the Company’s product quality, manufacturing requirements, marketing standards, and other requirements could negatively impact revenues and brand reputation.
The Company’s trademarks have a reputation for quality and value and are important to the Company's success and competitive position. Unauthorized use of the Company’s trademark rights may not only erode sales of the Company’s products, but may also cause significant damage to its brand name and reputation, interfere with its ability to effectively represent the Company to its customers, contractors, suppliers, and/or licensees, and increase litigation costs. Similarly, failure by licensees or vendors to adhere to the Company’s standards of quality and other contractual requirements could result in loss of revenue, increased litigation, and/or damage to the Company’s reputation and business. There can be no assurance that the Company’s ongoing efforts to protect its brand and trademark rights and ensure compliance with its licensing and vendor agreements will prevent all violations.
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
The Company imports large quantities of finished goods, component parts and raw materials. Substantially all of its import operations are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements, bilateral actions or, in some cases unilateral action. In addition, the countries in which the Company’s products and materials are manufactured or imported from (including importation into the U.S. of our products manufactured overseas) may from time to time impose additional quotas, duties, tariffs or other restrictions on its imports (including restrictions on manufacturing operations) or adversely modify existing restrictions. Furthermore, imported products and materials may be subject to future border adjustment taxes or tariffs in the U.S. Imports are also subject to unpredictable foreign currency variation which may increase the Company’s cost of goods sold. Adverse changes in these import costs and restrictions, or the Company’s suppliers’ failure to comply with customs regulations or similar laws, could harm the Company’s business.
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
The Company is committed to continuous productivity improvement and evaluating opportunities to reduce fixed costs, simplify or improve processes, and eliminate excess capacity. The Company has undertaken restructuring actions, the savings of which may be mitigated by many factors, including economic weakness, competitive pressures, and decisions to increase costs in areas such as sales promotion or research and development above levels that were otherwise assumed. Failure to achieve, or delays in achieving, projected levels of efficiencies and cost savings from such measures, or unanticipated inefficiencies resulting from manufacturing and administrative reorganization actions in progress or contemplated, would adversely affect the Company’s results.
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
In addition, the Company is in the process of system conversions to SAP as well as other applications to provide a common platform across most of its businesses. There can be no assurances that expected expense synergies will be achieved or that there will not be delays to the expected timing of such synergies. It is possible the costs to complete the system conversions may exceed current expectations, and that significant costs may be incurred that will require immediate expense recognition as opposed to capitalization. The risk of disruption to key operations is increased when complex system changes such as SAP conversions are undertaken. If systems fail to function effectively, or become damaged, operational delays may ensue and the Company may be forced to make significant expenditures to remedy such issues. Any significant disruption in the Company’s computer operations could have a material adverse impact on its business and results.
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
Unforeseen events, including war, terrorism and other international conflicts and public health issues, whether occurring in the United States or abroad, could disrupt the Company's operations, disrupt the operations of its suppliers or customers, or result in political or economic instability. These events could reduce demand for the Company's products and make it difficult or impossible to manufacture products, deliver products to customers, or receive materials from suppliers.
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
Conversely, in the event there is deflation, the Company may experience pressure from its customers to reduce prices, and there can be no assurance that the Company would be able to reduce its cost base (through negotiations with suppliers or other measures) to offset any such price concessions which could adversely impact results of operations and cash flows.
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
The Company generates approximately 48% of its revenues from outside the U.S., including 23% of its revenues from Europe and 16% from various emerging market countries. Each of the Company’s segments generates sales from these marketplaces. While the Company believes any downturn in the European or emerging marketplaces might be offset to some degree by the relative stability in North America, the Company’s future growth, profitability and financial liquidity could be affected, in several ways, including but not limited to the following:

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

•
the impact of an event (individual country default, Brexit, or break up of the Euro) could have an adverse impact on the global credit markets and global liquidity potentially impacting the Company’s ability to access these credit markets and to raise capital.

The Company is exposed to market risk from changes in foreign currency exchange rates which could negatively impact profitability.
The Company manufactures and sells its products in many countries throughout the world. As a result, there is exposure to foreign currency risk as the Company enters into transactions and makes investments denominated in multiple currencies. The Company’s predominant currency exposures are related to the Euro, Canadian Dollar, British Pound, Australian Dollar, Brazilian Real, Argentine Peso, Chinese Renminbi (“RMB”) and the Taiwan Dollar. In preparing its financial statements, for foreign operations with functional currencies other than the U.S. dollar, asset and liability accounts are translated at current exchange rates, and income and expenses are translated using weighted-average exchange rates. With respect to the effects on translated earnings, if the U.S. dollar strengthens relative to local currencies, the Company’s earnings could be negatively impacted. In 2016, translational and transactional foreign currency fluctuations negatively impacted pre-tax earnings by approximately $155 million and diluted earnings per share by approximately $0.82. The translational and transactional impacts will vary over time and may be more material in the future. Although the Company utilizes risk management tools, including hedging, as it deems appropriate, to mitigate a portion of potential market fluctuations in foreign currencies, there can be no assurance that such measures will result in all market fluctuation exposure being eliminated. The Company generally does not hedge the translation of its non-U.S. dollar earnings in foreign subsidiaries, but may choose to do so in certain instances.
The Company sources many products from China and other low-cost countries for resale in other regions. To the extent the RMB or other currencies appreciate, the Company may experience cost increases on such purchases. The Company may not be successful at implementing customer pricing or other actions in an effort to mitigate the related cost increases and thus its profitability may be adversely impacted.
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
As described in Note H, Long-Term Debt and Financing Arrangements, of the Notes to Consolidated Financial Statements in Item 8, the Company has a five-year $1.75 billion committed credit facility. No amounts were outstanding against this facility at December 31, 2016.
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

•
maintenance of a specified financial ratio. The Company has an interest coverage covenant that must be maintained to permit continued access to its committed revolving credit facilities. The interest coverage ratio tested for covenant compliance compares adjusted Earnings Before Interest, Taxes, Depreciation and Amortization to adjusted Interest Expense (“adjusted EBITDA”/”adjusted Interest Expense”); such adjustments to interest or EBITDA include, but are not limited to, removal of non-cash interest expense and stock-based compensation expense. The interest coverage ratio must not be less than 3.5 times and is computed quarterly, on a rolling twelve months (last twelve months) basis. Under this covenant definition, the interest coverage ratio was 10 times EBITDA or higher in each of the 2016 quarterly measurement periods. Management does not believe it is reasonably likely the Company will breach this covenant. Failure to maintain this ratio could adversely affect further access to liquidity.

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
In addition to a number of smaller acquisitions completed in recent years, the Company has also entered into definitive agreements in October 2016 and January 2017 to acquire Newell Tools and the Craftsman brand, respectively. The Company may make additional acquisitions in the future.
Acquisitions involve a number of risks, including:

•	the failure to identify the most suitable candidates for acquisitions;

•	the ability to identify and close on appropriate acquisition opportunities within desired time frames at reasonable cost;

•	the anticipated additional revenues from the acquired companies do not materialize, despite extensive due diligence;

•	the possibility that the acquired companies will not be successfully integrated or that anticipated cost savings, synergies, or other benefits will not be realized;

•	the acquired businesses will lose market acceptance or profitability;

•	the diversion of Company management’s attention and other resources;

•	the incurrence of unexpected costs and liabilities, including those associated with undisclosed pre-closing regulatory violations by the acquired business; and

•	the loss of key personnel and clients or customers of acquired companies.
In addition, the success of the Company’s long-term growth and repositioning strategy will depend in part on successful general reorganization including its ability to:

•	combine businesses and operations;

•	integrate departments, systems and procedures; and

•	obtain cost savings and other efficiencies from such reorganizations, including the Company's functional transformation initiative.
Failure to effectively consummate or manage the pending acquisitions and any future acquisitions or general business reorganizations, and mitigate the related risks, may adversely affect the Company’s existing businesses and harm its operational results due to large write-offs, significant restructuring costs, contingent liabilities, substantial depreciation, adverse tax or other consequences. The Company cannot ensure that such integrations and reorganizations will be successfully completed or that all of the planned synergies and other benefits will be realized.

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
As a result of the Black and Decker merger and other acquisitions, the Company has $6,694.0 million of goodwill, $1,508.5 million of indefinite-lived trade names and $791.0 million of net definite-lived intangible assets at December 31, 2016. These amounts exclude approximately $302.8 million of goodwill, $65.2 million of an indefinite-lived trade name and $31.8 million of net definite-lived intangibles that are classified within Assets held for sale on the Consolidated Balance Sheets at December 31, 2016. Refer to Note T, Divestitures, for further discussion. The Company is required to periodically, at least annually, determine if its goodwill or indefinite-lived trade names have become impaired, in which case it would write down the impaired portion of the asset. The definite-lived intangible assets, including customer relationships, are amortized over their estimated useful lives and are evaluated for impairment when appropriate. Impairment of intangible assets may be triggered by developments outside of the Company’s control, such as worsening economic conditions, technological change, intensified competition or other factors resulting in deleterious consequences.
If the investments in employee benefit plans do not perform as expected, the Company may have to contribute additional amounts to these plans, which would otherwise be available to cover operating expenses or other business purposes.
The Company sponsors pension and other post-retirement defined benefit plans. The Company’s defined benefit plan assets are currently invested in equity securities, government and corporate bonds and other fixed income securities, money market instruments and insurance contracts. The Company’s funding policy is generally to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with applicable law which require, among other things, that the Company make cash contributions to under-funded pension plans. During 2016, the Company made cash contributions to its defined benefit plans of $57 million and it expects to contribute $66 million to its defined benefit plans in 2017.
There can be no assurance that the value of the defined benefit plan assets, or the investment returns on those plan assets, will be sufficient in the future. It is therefore possible that the Company may be required to make higher cash contributions to the plans in future years which would reduce the cash available for other business purposes, and that the Company will have to recognize a significant pension liability adjustment which would decrease the net assets of the Company and result in higher expense in future years. The fair value of these assets at December 31, 2016 was $2.082 billion.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of December 31, 2016, the Company and its subsidiaries owned or leased significant facilities used for manufacturing, distribution and sales offices in 19 states and 17 foreign countries. The Company leases its corporate headquarters in New Britain, Connecticut. The Company has 79 other facilities that are larger than 100,000 square feet. These facilities are broken out by segment as follows:

	Owned	Leased	Total
Tools & Storage	41	17	58
Security	5	3	8
Industrial	9	4	13
Total	55	24	79
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

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is listed and traded on the New York Stock Exchange, Inc. (“NYSE”) under the abbreviated ticker symbol “SWK”, and is a component of the Standard & Poor’s (“S&P”) 500 Composite Stock Price Index. The Company’s high and low quarterly stock prices on the NYSE for the years ended December 31, 2016 and January 2, 2016 follow:

	2016			2015
	High	Low	Dividend Per Common Share	High	Low	Dividend Per Common Share
QUARTER:
First	$106.64	$90.14	$0.55	$100.17	$90.51	$0.52
Second	$115.05	$104.24	$0.55	$107.71	$95.93	$0.52
Third	$124.46	$111.40	$0.58	$108.17	$94.66	$0.55
Fourth	$125.78	$113.49	$0.58	$110.17	$98.15	$0.55
Total			$2.26			$2.14
As of February 1, 2017, there were 10,317 holders of record of the Company’s common stock. Information required by Item 201(d) of Regulation S-K concerning securities authorized for issuance under equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the three months ended December 31, 2016:

2016	(a) Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Plan or Program	(b) Maximum Number Of Shares That May Yet Be Purchased Under The Program
October 2 - November 5	1,911,039	$95.85	—	10,100,000
November 6 - December 3	122,305	$120.89	—	10,000,000
December 4 - December 31	84,922	$118.86	—	10,000,000
Total	2,118,266	$98.22	—	10,000,000

(a)
In October and November 2016, the Company net-share settled capped call options on its common stock and received 295,929 and 122,305 shares, respectively, using an average reference price of $117.84 per common share. Additionally, in October 2016, the Company physically settled its forward share repurchase contract entered into in October 2014, receiving 1,603,822 shares for a settlement amount of $147.4 million. The remaining shares of common stock in this column were deemed surrendered to the Company by participants in various benefit plans of the Company to satisfy the participants’ taxes related to vesting or delivery of time-vesting restricted share units under those plans.

(b)
On July 23, 2014, the Board of Directors approved a repurchase of up to 25 million shares of the Company's common stock. As of December 31, 2016, the remaining authorized shares for repurchase is 10.0 million shares. Furthermore, approximately 3.6 million shares are reserved for purchase in connection with the forward share purchase contract entered into in March 2015, which obligates the Company to pay $350.0 million plus an additional amount related to the forward component of the contract to the financial institution counterparty not later than April 2019 or earlier at the Company's option. Refer to Note J, Capital Stock, of the Notes to Consolidated Financial Statements in Item 8 for further discussion.

Stock Performance Graph
The following line graph compares the yearly percentage change in the Company’s cumulative total shareholder return for the last five years to that of the Standard & Poor’s (S&P) 500 Index and the S&P 500 Industrials Index.  Also included below is a reference to the Company’s Peer Group used in prior years.  The Company has decided that the use of the S&P 500 Industrials Index, which is utilized by a number of the Company’s industrial peers for the purpose of this disclosure, is a better comparative index than the prior Peer Group which only consisted of eight companies and requires adjustment from time to time due to acquisitions and divestitures.

THE POINTS IN THE ABOVE TABLE ARE AS FOLLOWS:	2011	2012	2013	2014	2015	2016
Stanley Black & Decker	$100.00	$109.44	$126.08	$152.90	$170.51	$192.05
S&P 500	$100.00	$114.06	$152.95	$174.51	$174.28	$199.78
S&P 500 Industrials	$100.00	$112.79	$151.30	$170.59	$173.08	$195.25
Peer Group	$100.00	$144.18	$207.65	$241.71	$257.33	$302.93
The comparison assumes $100 invested at the closing price on December 31, 2011 in the Company’s common stock, S&P 500 Index, S&P 500 Industrials Index and the Company’s Peer Group.   Total return assumes reinvestment of dividends.   The Peer Group consists of the following eight companies:  Eaton Corporation plc, Danaher Corporation, Illinois Tool Works, Inc., Ingersoll-Rand Company, Masco Corporation, Newell Brands, Inc., Snap-on Incorporated and The Sherwin-Williams Company. Prior to 2013, the Company included Cooper Industries, Inc. in its Peer Group. Due to the acquisition of Cooper Industries, Inc. by Eaton Corporation in November 2012, the results of Eaton Corporation have been included in the Peer Group in place of Cooper Industries, Inc. for all years.

ITEM 6. SELECTED FINANCIAL DATA
Acquisitions made by the Company during the five-year period presented below affect comparability of results. Refer to Note E, Acquisitions, of the Notes to Consolidated Financial Statements in Item 8 and prior year 10-K filings for further information.

(Millions of Dollars)	2016	2015	2014	2013 (a)	2012 (b)
Continuing Operations:
Net sales	$11,407	$11,172	$11,339	$10,890	$10,022
Net earnings from continuing operations attributable to common shareowners	$965	$904	$857	$520	$458
Net (loss) earnings from discontinued operations (c)	$—	$(20)	$(96)	$(30)	$426
Net earnings attributable to common shareowners	$965	$884	$761	$490	$884
Basic earnings (loss) per share:
Continuing operations	$6.61	$6.10	$5.49	$3.35	$2.81
Discontinued operations (c)	$—	$(0.14)	$(0.62)	$(0.19)	$2.61
Total basic earnings per share	$6.61	$5.96	$4.87	$3.16	$5.41
Diluted earnings (loss) per share:
Continuing operations	$6.51	$5.92	$5.37	$3.28	$2.75
Discontinued operations (c)	$—	$(0.13)	$(0.60)	$(0.19)	$2.55
Total diluted earnings per share	$6.51	$5.79	$4.76	$3.09	$5.30
Percent of net sales (Continuing operations):
Cost of sales	62.6%	63.6%	63.8%	64.2%	63.5%
Selling, general and administrative (d)	23.0%	22.3%	22.9%	24.7%	24.7%
Other-net	1.7%	2.0%	2.1%	2.6%	3.0%
Interest, net	1.5%	1.5%	1.4%	1.4%	1.3%
Earnings before income taxes	10.7%	10.3%	9.6%	5.4%	5.3%
Net earnings from continuing operations attributable to common shareowners	8.5%	8.1%	7.6%	4.8%	4.6%
Balance sheet data:
Total assets (e)	$15,635	$15,128	$15,803	$16,486	$15,805
Long-term debt (e)	$3,815	$3,792	$3,794	$3,750	$3,488
Stanley Black & Decker, Inc.’s shareowners’ equity	$6,367	$5,812	$6,429	$6,799	$6,667
Ratios:
Total debt to total capital	37.5%	39.5%	37.2%	37.9%	34.4%
Income tax rate - continuing operations	21.3%	21.6%	20.9%	11.7%	14.2%
Common stock data:
Dividends per share	$2.26	$2.14	$2.04	$1.98	$1.80
Equity per share at year-end	$42.76	$39.08	$41.34	$43.73	$43.19
Market price per share - high	$125.78	$110.17	$97.36	$92.36	$81.34
Market price per share - low	$90.14	$90.51	$75.64	$73.97	$59.25
Average shares outstanding (in 000’s):
Basic	146,041	148,234	156,090	155,237	163,067
Diluted	148,207	152,706	159,737	158,776	166,701
Other information:
Average number of employees	53,231	51,815	50,375	49,445	45,327
Shareowners of record at end of year	10,313	10,603	10,932	11,235	11,285

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

(c)
Discontinued operations in 2015 reflects a $20 million loss, or $0.13 per diluted share, primarily related to operating losses associated with the Security segment’s Spain and Italy operations (“Security Spain and Italy”), which were classified as held for sale in the fourth quarter of 2014 and subsequently sold in 2015. Amounts in 2014 reflect a $96 million loss, or $0.60 per diluted share, associated with Security Spain and Italy as well as two small businesses that were divested in 2014. Amounts in 2013 reflect a $30 million loss, or $0.19 per diluted share, associated with Security Spain and Italy, Hardware & Home Improvement business ("HHI"), and two small businesses that were divested in 2014. Amounts in 2012 reflect earnings of $426 million, or $2.55 per diluted share, related to Security Spain and Italy as well as HHI, partially offset by losses associated with two small businesses previously discussed. The net (loss) earnings from discontinued operations in 2013 and 2012 include net gains related to the HHI sale of $4.7 million and $358.9 million, respectively. Refer to Note T, Divestitures, of the Notes to Consolidated Financial Statements in Item 8 for further discussion.

(d)	SG&A is inclusive of the Provision for Doubtful Accounts.

(e)
In the first quarter of 2016, the Company adopted ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs related to recognized debt liabilities to be presented in the balance sheet as a direct reduction from the debt liability rather than an asset. Accordingly, amounts reported in prior years have been reclassified to conform to the 2016 presentation.

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
The following discussion and certain other sections of this Annual Report on Form 10-K contain statements reflecting the Company’s views about its future performance that constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates as well as management’s beliefs and assumptions. Any statements contained herein (including without limitation statements to the effect that Stanley Black & Decker, Inc. or its management “believes”, “expects”, “anticipates”, “plans” and similar expressions) that are not statements of historical fact should be considered forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth, or incorporated by reference, below under the heading “Cautionary Statements.” The Company does not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.
Strategic Objectives
The Company continues to employ the following strategic framework:

•
Continue organic growth momentum by utilizing the Stanley Fulfillment System ("SFS"), a now expanded program ("SFS 2.0") as a catalyst, diversifying toward higher growth, higher margin businesses, and increasing the relative weighting of emerging markets;

•	Be selective and operate in markets where brand is meaningful, the value proposition is definable and sustainable through innovation and global cost leadership is achievable; and

•
Pursue acquisitive growth on multiple fronts by building upon its existing global tools platform, expanding the Industrial platform in Engineered Fastening and Infrastructure, and consolidating the commercial electronic security industry.

The Company is continuing to pursue a growth and acquisition strategy that involves industry, geographic and customer diversification to foster sustainable revenue, earnings and cash flow growth. The Company also remains focused on growing organically, including increasing its presence in emerging markets, with a goal of generating greater than 20% of annual revenues from those markets over time, and leveraging SFS 2.0 focused on upgrading innovation and digital capabilities while maintaining commercial and supply chain excellence, and funding required investments, in part, through functional transformation. Strategic acquisitions, combined with strong organic growth performance, will help enable the Company to reach its objective of doubling its size to $22 billion in revenue by 2022 while expanding the margin rate. Furthermore, the Company's strategic framework, including its focus on diversification, has driven continued improvements in financial performance. Sales outside the U.S. represented 48% of total net sales in 2016, up from 29% in 2002, while sales to U.S. and international home centers and mass merchants have decreased to 28% of total sales in 2016 compared to 31% in 2010.
Execution of the above strategy has resulted in approximately $6.3 billion of acquisitions since 2002 (excluding the Black & Decker merger and recently announced acquisitions discussed below), several divestitures, improved efficiency in the supply chain and manufacturing operations, and enhanced investments in organic growth, enabled by cash flow generation and increased debt capacity.

The Company’s long-term financial objectives are as follows:

•	4-6% organic revenue growth;

•	10-12% total revenue growth;

•	10-12% earnings per share growth including acquisitions (6-8% organic earnings per share growth);

•	Free cash flow equal to, or exceeding, net income; and

•	Sustain 10+ working capital turns.
In terms of capital allocation, the Company remains committed, over time, to returning approximately 50% of free cash flow to shareholders through a strong and growing dividend as well as opportunistically repurchasing shares. The remaining free cash flow (approximately 50%) will be deployed towards acquisitions.
The following represents recent examples of the Company executing its strategic objectives:
Pending Acquisitions of Newell Tools and Craftsman Brand
On October 12, 2016, the Company announced that it had entered into a definitive agreement to acquire the Tools business of Newell Brands ("Newell Tools"), which includes the highly attractive industrial cutting, hand tool and power tool accessory brands Irwin® and Lenox®, for $1.95 billion in cash. This acquisition will enhance the Company’s position within the global tools & storage industry and broadens the Company’s product offerings and solutions to customers and end-users, particularly within power tool accessories. The acquisition of Newell Tools is expected to be approximately $0.20 to $0.25 accretive to the Company's diluted earnings per share in 2017 (increasing to approximately $0.60 per diluted share by the third year), excluding approximately $125 to $140 million of restructuring and other deal related costs and approximately $40 million of non-cash inventory step-up charges, which in the aggregate will largely be incurred in the first two years. The transaction, which has received antitrust clearance under the Hart-Scott-Rodino Act in the U.S., is expected to close in the first quarter of 2017.
On January 5, 2017, the Company announced that it had entered into a definitive agreement to purchase the Craftsman® brand from Sears Holdings, which provides the Company with the rights to develop, manufacture and sell Craftsman®-branded products in non-Sears Holdings channels. The agreement consists of cash payments of $525 million at closing and $250 million at the end of year three, and future payments to Sears Holdings of between 2.5% and 3.5% on new Stanley Black & Decker sales of Craftsman® products through year 15. The Company plans to significantly increase the availability of Craftsman®-branded products to consumers in previously underpenetrated channels, enhance innovation, and add manufacturing jobs in the U.S. to support growth. The transaction is expected to be accretive to earnings, excluding charges, by approximately $0.10 to $0.15 per share in year one, increasing to approximately $0.35 to $0.45 by year five and to approximately $0.70 to $0.80 by year ten. The transaction, which is subject to customary closing conditions, including regulatory approvals, is expected to close during 2017.

Refer to Note E, Acquisitions, for further discussion of the Company's acquisitions.
Pending Sale of Majority of Mechanical Security Businesses
In December 2016, the Company announced the sale of the majority of its mechanical security businesses to Dormakaba for $725 million in cash. The sale, which includes the commercial hardware brands of Best Access, phi Precision and GMT, will allow the Company to sharpen its focus on the more strategically attractive commercial electronic security and automatic doors businesses, and to deploy capital in a more accretive and growth-oriented manner. This tax-efficient sale transaction is expected to generate net after-tax cash proceeds of approximately $700 million. The Company expects the 2017 diluted earnings per share impact of this transaction to be approximately $0.15 to $0.20 dilutive. The transaction is expected to close in the first quarter of 2017. The assets and liabilities expected to be included in the sale have been classified as held for sale on the Company's Consolidated Balance Sheets as of December 31, 2016.

Refer to Note T, Divestitures, for further discussion of the Company's divestitures.
Conclusion of Previously Announced Security Portfolio Assessment
Concurrent with the announcement of the sale above, the Company announced its intent to retain its commercial electronic security and automatic doors businesses. The commercial electronic security business, with its inherent linkage to the digital world, provides both a stable recurring revenue stream and an opportunity to develop and market high-value, high-growth customer solutions, while the automatic doors business represents an attractive growth opportunity for market expansion through both core and breakthrough innovation.

Driving Further Profitable Growth By Fully Leveraging Existing Franchises
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

•	The Engineered Fastening business is a highly profitable, GDP+ growth business offering highly engineered, value-added innovative solutions with recurring revenue attributes and global scale.

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

While diversifying the business portfolio through strategic acquisitions remains important, management recognizes that the existing franchises described above are important foundations that continue to provide strong cash flow and growth prospects. Management is committed to growing these businesses through innovative product development via SFS 2.0, brand support via innovative and customer centric digital experience, continued investment in emerging markets and a sharp focus on global cost-competitiveness.
Continuing to Invest in the Stanley Black & Decker Brands
The Company has a strong portfolio of brands associated with high-quality products including STANLEY®, BLACK+DECKER®, DEWALT®, Porter-Cable®, Bostitch®, Proto®, MAC®, FACOM®, AeroScout®, Powers®, LISTA®, SIDCHROME®, Vidmar®, SONITROL®, DIYZ® and GQ®. The STANLEY®, BLACK+DECKER® and DEWALT® brands are recognized as three of the world's great brands and are amongst the Company's most valuable assets. The recently announced acquisitions above will further bolster the Company's portfolio with the addition of the Irwin®, Lenox® and Craftsman® brands.
During 2016, the STANLEY® and DEWALT® brands had prominent signage at eight major league baseball stadiums and 27% of all Major League Baseball games. The Company has also maintained long-standing NASCAR and NHRA racing sponsorships, which provided brand exposure during 53 events in 2016. The Company has continued its ten-year alliance agreement with the Walt Disney World Resort® whereby STANLEY® logos are displayed on construction walls throughout the theme parks. Brand logos and/or products are featured in various attractions where they are seen by approximately 44 million visitors each year. In 2009, the Company also began advertising in the English Premier League, which is the number one soccer league in the world, watched weekly by approximately 648 million people. Starting in 2014, the Company became a sponsor for one of the world’s most popular football clubs, FC Barcelona, including player image rights, hospitality assets and stadium signage. The Company advertises in televised Professional Bull Riding events, as well as sponsoring 3 riders in 'The Built Ford Tough Series,' which is broadcast in 129 territories and to more than 400 million households globally. Additionally, the Company sponsors Moto GP, the world's premiere motorcycle racing series reaching 150 million fans per race and airing in over 200 countries, and the Monster Yamaha Tech3 team. The Company also has a partnership with the Chinese Basketball Association (CBA), the most popular sport in China with over 800 million fans. In 2016, STANLEY®, BLACK+DECKER® and DEWALT®, partnered with three of the fastest growing and thrilling extreme sports categories - BMX, Freeride Mountain Biking (MTB) and Skateboarding - supporting 18 athletes from grass-roots to professional level, to drive the Company's millennial marketing objectives.
The above marketing initiatives highlight the Company's strong emphasis on brand building and support, which has resulted in more than 200 billion brand impressions annually and a steady improvement across the spectrum of brand awareness measures. The Company will continue allocating its brand and advertising spend wisely to capture the emerging digital landscape, whilst continuing to evolve proven marketing programs.
The Stanley Fulfillment System and SFS 2.0
The core Stanley Fulfillment System ("SFS") employs continuous improvement techniques to streamline operations (front end & back office) and drive efficiency throughout the supply chain. SFS has five core principles that work in concert: sales and operations planning (“S&OP”), operational lean, complexity reduction, global supply management, and order-to-cash excellence. S&OP is a dynamic and continuous unified process that links and balances supply and demand in a manner that produces world-class fill rates while minimizing DSI (Days Sales of Inventory). Operational lean is the systemic application of lean principles in progressive steps throughout the enterprise to optimize flow toward a pre-defined end state by eliminating waste, increasing efficiency and driving value. Complexity reduction is a focused and overt effort to eradicate costly and unnecessary complexity from the Company's products, supply chain and back room process and organizations. Complexity reduction enables all other SFS elements and, when successfully deployed, results in world-class cost, speed of execution and customer satisfaction. Global supply management focuses on strategically leveraging the Company’s scale to achieve the best possible price and payment terms with the best possible quality, service and delivery among all categories of spend. Order-to-cash excellence is a methodical, process-based approach that provides a user-friendly, automated and error-proof customer experience from intent-to-purchase to shipping and billing to payment, while minimizing cash collection cycle time and DSO (Days Sales Outstanding). Other benefits of SFS include reductions in lead times, rapid realization of synergies during acquisition integrations, and focus on employee safety. The core SFS principles also help to mitigate the impact of material and energy price inflation.

SFS is also instrumental in the reduction of working capital as evidenced by the 80% improvement in the Company's working capital turns from 5.9 at the end of 2010 (directly after the Merger) to 10.6 at the end of 2016, ahead of the Company's top-quartile goal of 10 turns. The continued efforts to deploy SFS across the entire Company and increase turns have created significant opportunities to generate incremental free cash flow. Going forward, the Company plans to further leverage the core SFS principles to generate ongoing improvements both in its existing businesses and future acquisitions in working capital turns, cycle times, complexity reduction and customer service levels, with a long-term goal of sustaining 10+ working capital turns.

In late 2014, the Company embarked on an initiative to drive from a more programmatic growth mentality to a true organic growth culture by more deeply embedding breakthrough innovation and commercial excellence into its businesses, and at the same time, becoming a significantly more digitally-enabled enterprise. To that end, the Company spent considerable time and effort developing the next iteration of the successful SFS program, which has driven working capital turns to world-class levels and vastly improved the supply chain and customer-facing metrics. Entitled “SFS 2.0” this refreshed and revitalized business system continues the progress on core SFS, but importantly, provide resources and added focus into functional transformation, digital excellence, commercial excellence and breakthrough innovation.

SFS 2.0 was launched in 2015 and immediately created a positive impact by driving organic growth, improving margins and reaching new levels of innovation and digitization across the entire organization. The positive impacts of SFS 2.0 continued into 2016, as evidenced by the launch of the DEWALT FLEXVOLT™ battery system in June 2016. This new battery technology, which is the first major output of the SFS 2.0 Breakthrough Innovation initiative, changes voltages as the user changes tools allowing for 20V - 60V - 120V (when two batteries are combined) power all within the same battery system and is fully backward compatible with the Company's existing 20V line of cordless tools.

The Company has made a significant commitment to SFS 2.0 and management believes that its success will be characterized by more consistent organic growth in the 4-6% range as well as expanded operating margin rates over the next 3 to 5 years as the Company leverages the growth and reduces structural SG&A levels.

SFS 2.0 is transforming the Company by focusing its employees on the following five key pillars:

•
Core SFS, which targets asset efficiency, remains as the foundation for the Company's operating system and has yielded significant advances in improving working capital turns and free cash flow generation. The Company plans to continue leveraging the core SFS principles to further enhance the Company's already strong asset efficiency performance.

•
Functional Transformation takes a clean-sheet approach to redesigning the Company's key support functions such as Finance, HR, IT and others, which although highly effective, after almost a hundred acquisitions are not as efficient as they can be, based on external benchmarks. This presents the Company with an opportunity to reduce its SG&A as a percent of sales and becomes a cost effectiveness enabler with the side benefit of helping to fund the following other aspects of SFS 2.0, which together act as enablers for outsized organic growth and margin expansion.

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

•
Breakthrough Innovation is aimed at developing a breakthrough innovation culture to identify market disruptive technologies. The Company's focus remains on coming up with the next major breakthrough in the industries in which the Company operates which, when combined with its existing strong core innovation machine, will drive outsized share gains and margin expansion.

These five pillars will serve as a powerful value driver in the years ahead, feeding the Company's new product innovation machine, embracing outstanding commercial and supply chain excellence, embedding digital into the various business models, and funding it with world-class functional efficiency. Taken together, these pillars will directly support achievement of the Company's long-term financial objectives and further enable its shareholder-friendly capital allocation approach, which has served the Company well in the past and will continue to do so in the future.
Outlook for 2017
This outlook discussion is intended to provide broad insight into the Company’s near-term earnings and cash flow generation prospects. The Company expects 2017 diluted earnings per share to approximate $6.85 to $7.05 (excluding the estimated earnings per share impacts of the pending acquisitions and divestiture discussed previously), up approximately 7% at the mid-point compared to 2016, with free cash flow conversion, defined as free cash flow divided by net income, approximating 100%. The 2017 outlook assumes organic sales growth of 4% resulting in approximately $0.45 to $0.55 of diluted earnings per share accretion. The net impact of cost and productivity actions, partially offset by higher share count, is expected to result in approximately $0.45 to $0.50 of diluted earnings per share accretion. Commodity inflation, approximating $50 to $55 million, and foreign exchange headwinds, approximating $50 million, are expected to negatively impact diluted earnings per share by $0.50 to $0.55. Core restructuring charges and the tax rate are expected to be relatively consistent with 2016 levels.
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
Net Sales: Net sales were $11.407 billion in 2016, up 2%, compared to $11.172 billion in 2015. Organic sales volume and pricing provided increases of 3% and 1%, respectively, partially offset by a 2% decrease due to negative impacts from foreign currency. In the Tools & Storage segment, net sales increased 5% compared to 2015 due to strong organic growth of 7%, driven by solid growth across all regions, bolstered by the launch of the DEWALT FLEXVOLT™ battery system, partially offset by foreign currency pressures of 2%. Net sales in the Security segment were relatively flat compared to 2015 as organic growth of 1% and small bolt-on electronic acquisitions of 1% were offset by foreign currency headwinds of 2%. Industrial net sales declined 5% relative to 2015 primarily due to a 4% decrease in organic sales volume, which was mainly driven by weaker electronics volumes attributable to a major customer and pressured industrial volumes in the Engineered Fastening business as well as fewer off-shore pipeline projects and an ongoing difficult scrap steel market in the Infrastructure business. Excluding the impact of the electronics customer, the Industrial segment's organic growth was relatively flat in 2016.
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
Gross Profit: The Company reported gross profit of $4.267 billion, or 37.4% of net sales, in 2016 compared to $4.072 billion, or 36.4% of net sales, in 2015. The increase in the profit rate reflects favorable impacts from price, productivity, cost actions and commodity deflation, which more than offset unfavorable foreign currency.

The Company reported gross profit of $4.072 billion, or 36.4% of net sales, in 2015 compared to $4.103 billion, or 36.2% of net sales, in 2014. The increase in the profit rate reflects favorable impacts from volume leverage, price, productivity, cost actions and commodity deflation, which more than offset significant unfavorable foreign currency fluctuations.
SG&A Expense: Selling, general and administrative expenses, inclusive of the provision for doubtful accounts (“SG&A”), were $2.624 billion, or 23.0% of net sales, in 2016 compared to $2.486 billion, or 22.3% of net sales, in 2015. The increase in the SG&A rate was driven by investments in key SFS 2.0 initiatives moderated by continued tight management of costs.
SG&A expenses were $2.486 billion, or 22.3% of net sales, in 2015 compared to $2.596 billion, or 22.9% of net sales in 2014. The decrease in the SG&A rate reflects the positive impacts of volume leverage and cost controls.
Distribution center costs (i.e. warehousing and fulfillment facility and associated labor costs) are classified within SG&A. This classification may differ from other companies who may report such expenses within cost of sales. Due to diversity in practice, to the extent the classification of these distribution costs differs from other companies, the Company’s gross margins may not be comparable. Such distribution costs classified in SG&A amounted to $235.6 million in 2016, $229.3 million in 2015 and $243.2 million in 2014.
Corporate Overhead: The corporate overhead element of SG&A and gross profit, which is not allocated to the business segments, amounted to $197.2 million in 2016, $164.0 million in 2015 and $177.4 million in 2014. The increase in 2016 compared to 2015 was primarily due to investments in SFS 2.0 initiatives and higher employee-related costs. The decrease in 2015 compared to 2014 reflects positive impacts from the Company's effort to reduce certain indirect expenses. Corporate overhead represented 1.7%, 1.5%, and 1.6% of net sales in 2016, 2015 and 2014, respectively.

Other-net: Other-net totaled $196.9 million in 2016, $222.0 million in 2015 and $239.6 million in 2014. The decrease in 2016 compared to 2015 was primarily driven by lower unfavorable impacts of foreign currency and lower amortization expense, partially offset by higher acquisition-related costs. The decrease in 2015 compared to 2014 was primarily driven by lower amortization expense partially offset by negative impacts of foreign currency.

Interest, net: Net interest expense in 2016 was $171.3 million compared to $165.2 million in 2015 and $163.6 million in 2014. The increase in net interest expense in 2016 versus 2015 was primarily due to amortization of debt issuance costs partially offset by an increase in interest income as a result of higher average cash balances during 2016. The increase in net interest expense in 2015 versus 2014 was primarily attributable to the termination of interest rate swaps in 2014 hedging the Company's $400 million 5.20% notes due 2040.

Income Taxes: The Company's effective tax rate was 21.3% in 2016, 21.6% in 2015, and 20.9% in 2014. The effective tax rate in both 2016 and 2015 differed from the U.S. statutory rate primarily due to a portion of the Company's earnings being realized in lower-taxed foreign jurisdictions, adjustments to tax positions relating to undistributed foreign earnings, and reversals of valuation allowances for certain foreign and U.S. state net operating losses, which have become realizable. The effective tax rate in 2014 differed from the U.S. statutory rate primarily due to a portion of the Company's earnings being realized in lower-taxed foreign jurisdictions, the passage of U.S. tax legislation, settlement of various income tax audits and the reversal of valuation allowances for certain foreign net operating losses which had become realizable.

Business Segment Results
The Company’s reportable segments are aggregations of businesses that have similar products, services and end markets, among other factors. The Company utilizes segment profit which is defined as net sales minus cost of sales and SG&A inclusive of the provision for doubtful accounts (aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, other-net (inclusive of intangible asset amortization expense), restructuring charges, interest income, interest expense, and income tax expense. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and the expense pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Refer to Note O, Restructuring Charges and Asset Impairments, and Note F, Goodwill and Intangible Assets, for the amount of net restructuring charges and intangibles amortization expense, respectively, attributable to each segment.

As previously discussed, in the first quarter of 2015, the Company combined the Construction & Do-It-Yourself ("CDIY") business with certain complementary elements of the Industrial and Automotive Repair ("IAR") and Healthcare businesses (formerly part of the Industrial and Security segments, respectively) to form one Tools & Storage business. The Company recast segment net sales and profit for all periods presented to align with this change in organizational structure. There was no impact to the consolidated financial statements of the Company as a result of this change.

The Company classifies its business into three reportable segments, which also represent its operating segments: Tools & Storage, Security and Industrial.
Tools & Storage:
The Tools & Storage segment is comprised of the Power Tools and Hand Tools, Accessories & Storage ("HTAS") businesses. The Power Tools business includes both professional and consumer products. Professional products include professional grade corded and cordless electric power tools and equipment including drills, impact wrenches and drivers, grinders, saws, routers and sanders, as well as pneumatic tools and fasteners including nail guns, nails, staplers, and staples, concrete and masonry anchors. Consumer products include corded and cordless electric power tools sold primarily under the BLACK+DECKER brand, lawn and garden products including hedge trimmers, string trimmers, lawn mowers, edgers, and related accessories and home products such as hand held vacuums, paint tools and cleaning appliances. The HTAS business sells measuring, leveling and layout tools, planes, hammers, demolition tools, knives, saws, chisels and industrial and automotive tools. Power tool accessories include drill bits, router bits, abrasives and saw blades. Storage products include tool boxes, sawhorses, medical cabinets and engineered storage solution products.

(Millions of Dollars)	2016	2015	2014
Net sales	$7,469	$7,141	$7,033
Segment profit	$1,267	$1,170	$1,074
% of Net sales	17.0%	16.4%	15.3%
Tools & Storage net sales increased $328.5 million, or 5%, in 2016 compared to 2015. Organic sales increased 7% primarily due to organic growth of 7% in North America, 8% in Europe, and 5% in emerging markets, while unfavorable effects of foreign currency decreased net sales by 2%. North America growth was fueled by share gains from the successful launch of the DEWALT FLEXVOLT system, core product innovation and strong commercial execution. Europe achieved above-market organic growth leveraging the benefits of new products, growth investments and an expanded retail footprint. Growth in emerging markets, led by Latin America and Asia, was driven by successful commercial execution surrounding mid-price point products and regional pricing actions.

Segment profit amounted to $1,266.9 million, or 17.0% of net sales, in 2016 compared to $1,170.1 million, or 16.4% of net sales, in 2015. The increase in segment profit year-over-year was primarily driven by volume leverage, price, productivity, cost management and lower commodity prices, which more than offset currency and growth investments.
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

(Millions of Dollars)	2016	2015	2014
Net sales	$2,097	$2,093	$2,261
Segment profit	$269	$240	$259
% of Net sales	12.8%	11.4%	11.5%
Security net sales increased $4.5 million in 2016 compared to 2015. Organic sales and small bolt-on electronic acquisitions each provided increases of 1%, while foreign currency decreased net sales by 2%. Europe posted positive organic growth of 2% on higher installation revenues, while North America declined 1% organically primarily due to lower sales volume within the commercial electronic security business partially offset by higher prices and volumes in the automatic doors business. The Security segment's organic growth in 2016 was also bolstered by double-digit growth within the emerging markets on easing comparables.
Segment profit amounted to $269.2 million, or 12.8% of net sales, in 2016 compared to $239.6 million, or 11.4% of net sales, in 2015. The increase in segment profit year-over-year was mainly due to improved operating performance in both North America and Europe, driven by a more disciplined assessment of new commercial opportunities, improved field productivity, and cost actions, which in the aggregate more than offset currency headwinds.
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

(Millions of Dollars)	2016	2015	2014
Net sales	$1,840	$1,938	$2,044
Segment profit	$304	$340	$351
% of Net sales	16.5%	17.5%	17.1%
Industrial net sales decreased $97.9 million, or 5%, in 2016 compared with 2015, due to a 4% decline in organic sales and a 1% decrease from foreign currency. Engineered Fastening organic revenues declined 4% primarily due to weaker electronics volumes attributable to a major customer and pressured industrial volumes, which more than offset higher automotive growth. Excluding the impact of the major electronics customer, Engineered Fastening's organic sales were slightly positive in 2016. Infrastructure organic revenues decreased 5% due to a slowdown in Oil & Gas off-shore project activity as well as ongoing difficult scrap steel market conditions in the Hydraulics business.

Segment profit totaled $304.4 million, or 16.5% of net sales, in 2016 compared to $339.9 million, or 17.5% of net sales, in 2015. The year-over-year decrease in segment profit rate was primarily driven by lower volumes and currency, which more than offset productivity gains and cost control actions.

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

RESTRUCTURING ACTIVITIES
A summary of the restructuring reserve activity from January 2, 2016 to December 31, 2016 is as follows:

(Millions of Dollars)	1/2/2016	Net Additions	Usage	Currency	12/31/2016
Severance and related costs	$44.3	$27.3	$(50.0)	$(0.2)	$21.4
Facility closures and asset impairments	14.4	21.7	(21.0)	(0.9)	14.2
Total	$58.7	$49.0	$(71.0)	$(1.1)	$35.6
During 2016, the Company recognized net restructuring charges and asset impairments of $49.0 million. This amount reflects $27.3 million of net severance charges associated with the reduction of 1,326 employees. The Company also recognized $11.0 million of facility closure costs and $10.7 million of asset impairments. The Company expects the 2016 actions to result in annual net cost savings of approximately $60 million by the end of 2017.
The majority of the $35.6 million of reserves remaining as of December 31, 2016 is expected to be utilized within the next twelve months.
During 2015, the Company recognized net restructuring charges and asset impairments of $47.6 million. Net severance charges totaled $32.7 million relating to the reduction of approximately 1,300 employees. The Company also recognized $5.1 million of facility closure costs and $9.8 million of asset impairments. The 2015 actions resulted in annual net cost savings of approximately $40 million in 2016, primarily in the Security and Industrial segments.
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
Segments: The $49 million of net restructuring charges and asset impairments for the twelve months ended December 31, 2016 includes: $13 million of net charges pertaining to the Tools & Storage segment; $17 million of net charges pertaining to the Security segment; $9 million of net charges pertaining to the Industrial segment; and $10 million of net charges pertaining to Corporate.
The anticipated annual net cost savings of approximately $60 million related to the 2016 restructuring actions include: $20 million pertaining to the Tools & Storage segment; $19 million relating to the Security segment; $18 million pertaining to the Industrial segment; and $3 million relating to Corporate.
FINANCIAL CONDITION
Liquidity, Sources and Uses of Capital: The Company’s primary sources of liquidity are cash flows generated from operations and available lines of credit under various credit facilities. The Company's cash flows are presented on a consolidated basis and include cash flows from discontinued operations in 2015 and 2014.
Operating Activities: Cash flows from operations were $1.485 billion in 2016 compared to $1.182 billion in 2015, representing a $303 million increase. The year-over-year increase was primarily due to higher earnings and cash flows from working capital (accounts receivable, inventory, accounts payable and deferred revenue). As discussed previously, working capital turns increased to 10.6 as of December 31, 2016, an improvement of 1.4 turns over the prior year, demonstrating the Company's continued commitment to its core SFS principles.
In 2015, cash flows from operations were $1.182 billion, a $114 million decrease compared to $1.296 billion in 2014. The year-over-year decrease was primarily due to higher outflows from working capital as a result of lower than expected sales volumes in the fourth quarter of 2015.
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

(Millions of Dollars)	2016	2015	2014
Net cash provided by operating activities	$1,485	$1,182	$1,296
Less: capital expenditures	(347)	(311)	(291)
Free cash flow	$1,138	$871	$1,005

Investing Activities: Cash flows used in investing activities were $284 million in 2016, primarily due to capital and software expenditures of $347 million and business acquisitions of $59 million, partially offset by $105 million of cash proceeds related to net investment hedge settlements, which were primarily driven by the significant fluctuations in foreign currency rates during 2016 associated with foreign exchange contracts hedging a portion of the Company's pound sterling, Canadian dollar, and Euro denominated net investments.
Cash flows used in investing activities in 2015 totaled $205 million, which primarily consisted of capital and software expenditures of $311 million partially offset by $137 million of cash proceeds related to net investment hedge settlements, which were primarily driven by the significant fluctuations in foreign currency rates during 2015 associated with foreign exchange contracts hedging a portion of the Company's pound sterling and Canadian dollar denominated net investments.
Cash flows used in investing activities in 2014 totaled $382 million, which primarily consisted of capital and software expenditures of $291 million and payments related to net investment hedge settlements of $61 million. The lower capital expenditures in 2014 was driven by management's continued focus to control spend in this area as well as lower integration-related capital expenditures. The payments related to net investment hedge settlements were mainly driven by the significant fluctuations in foreign currency rates during 2014 associated with foreign exchange contracts hedging a portion of the Company's pound sterling denominated net investment.
Financing Activities: Cash flows used in financing activities were $433 million in 2016 primarily due to share repurchases of $374 million, cash payments for dividends of $331 million, and the settlement of the October 2014 forward share purchase contract for $147 million, partially offset by proceeds from issuances of common stock of $419 million, which mainly related to the issuance of 3.5 million shares associated with the settlement of the 2013 Equity Purchase Contracts. The higher dividend payments in 2016 were driven by the increase in quarterly dividends per common share to $0.58. The dividend paid in December 2016 to shareholders of record extended the Company's record for the longest consecutive annual and quarterly dividend payments among industrial companies listed on the New York Stock Exchange. The Company also paid approximately $13 million in December 2016 to purchase the remaining 30% interest in GMT, which is included in the pending sale of the majority of the Company's mechanical security businesses, as discussed previously.
Cash flows used in financing activities in 2015 were $876 million, primarily due to the repurchase of 6.6 million common shares for $650 million and cash payments for dividends of $320 million, partially offset by proceeds from issuances of common stock of $164 million, which mainly related to the exercises of stock options. The Company also paid approximately $34 million in December 2015 to purchase the remaining 40% interest in GQ.
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
Fluctuations in foreign currency rates negatively impacted cash by $102 million, $133 million and $147 million in 2016, 2015 and 2014, respectively. These negative impacts were primarily driven by the continued strengthening of the U.S. Dollar, against the Company's other currencies.
Refer to Note H, Long-Term Debt and Financing Arrangements, and Note J, Capital Stock, for further discussion regarding the Company's debt and equity arrangements.

Credit Ratings and Liquidity:
The Company maintains strong investment grade credit ratings from the major U.S. rating agencies on its senior unsecured debt (S&P A, Fitch A-, Moody's Baa1), as well as its commercial paper program (S&P A-1, Fitch F2, Moody's P-2). There have been no changes to any of the ratings during 2016.  Failure to maintain strong investment grade rating levels could adversely affect the Company’s cost of funds, liquidity and access to capital markets, but would not have an adverse effect on the Company’s ability to access its existing committed credit facilities.
Cash and cash equivalents totaled $1.132 billion as of December 31, 2016, which was predominantly held in foreign jurisdictions. As of January 2, 2016 cash and cash equivalents totaled $465 million, comprised of $131 million in the U.S. and $334 million in foreign jurisdictions. Concurrent with the Black & Decker merger, the Company made a determination to repatriate certain legacy Black & Decker foreign earnings, on which U.S. income taxes had not previously been provided. As a result of this repatriation decision, the Company has recorded approximately $261 million of associated deferred tax liabilities at December 31, 2016. Current plans and liquidity requirements do not demonstrate a need to repatriate other foreign earnings. Accordingly, all other undistributed foreign earnings of the Company are considered to be permanently reinvested, or will be remitted substantially free of additional tax, consistent with the Company’s overall growth strategy internationally, including acquisitions and long-term financial objectives. No provision has been made for taxes that might be payable upon remittance of these undistributed foreign earnings. However, should management determine at a later point to repatriate additional foreign earnings, the Company would be required to accrue and pay taxes at that time.
At December 31, 2016 and January 2, 2016, the Company had no commercial paper borrowings outstanding against the Company's $2.0 billion commercial paper program. In January 2017, the Company amended its $2.0 billion commercial paper program to increase the maximum amount of notes authorized to be issued to $3.0 billion and to include Euro denominated borrowings in addition to U.S. Dollars. In February 2017, the Company issued €600.0 million in Euro denominated commercial paper under its $3.0 billion U.S. Dollar and Euro commercial paper program which has been designated as a Net Investment Hedge as described in more detail in Note I, Derivative Financial Instruments.
Also, in January 2017, the Company executed a 364-day $1.3 billion committed credit facility (the "2017 Credit Agreement"). The 2017 Credit Agreement consists of a $1.3 billion revolving credit loan and a sub-limit of an amount equal to the EURO equivalent of $400 million for swing line advances. Borrowings under the 2017 Credit Agreement may be made in U.S. Dollars or Euros, pursuant to the terms of the agreement, and bear interest at a floating rate dependent on the denomination of the borrowing. Repayments must be made by January 17, 2018 or upon an earlier termination of the 2017 Credit Agreement at the election of the Company. The 2017 Credit Agreement serves as a liquidity back-stop for the Company’s $3.0 billion U.S. Dollar and Euro commercial paper program, also authorized and amended in January 2017, as discussed above.

The Company has a five-year $1.75 billion committed credit facility (the “Credit Agreement”). Borrowings under the Credit Agreement may include U.S. Dollars up to the $1.75 billion commitment or in Euro or Pounds Sterling subject to a foreign currency sub-limit of $400.0 million and bear interest at a floating rate dependent upon the denomination of the borrowing. Repayments must be made on December 18, 2020 or upon an earlier termination date of the Credit Agreement, at the election of the Company. The Credit Agreement is designated to be a liquidity back-stop for the Company's $2.0 billion commercial paper program. As of December 31, 2016, the Company has not drawn on this commitment.
In addition, the Company has short-term lines of credit that are primarily uncommitted, with numerous banks, aggregating $588.5 million, of which $493.8 million was available at December 31, 2016. Short-term arrangements are reviewed annually for renewal.
At December 31, 2016, the aggregate amount of committed and uncommitted, long- and short-term lines was $2.3 billion. At December 31, 2016, $4.3 million was recorded as short-term borrowings outstanding against uncommitted lines excluding commercial paper. In addition, $94.7 million of the short-term credit lines was utilized primarily pertaining to outstanding letters of credit for which there are no required or reported debt balances. The weighted average interest rates on short-term borrowings, primarily commercial paper, for the fiscal years ended December 31, 2016 and January 2, 2016 were 0.6% and 0.4%, respectively.
In March 2015, the Company entered into a forward share purchase contract with a financial institution counterparty for (3,645,510) shares of common stock. The contract obligates the Company to pay $350.0 million, plus an additional amount related to the forward component of the contract. In November 2016, the Company amended the settlement date to April 2019, or earlier at the Company's option.
In October 2014, the Company entered into a forward share purchase contract on its common stock. The contract obligated the Company to pay $150.0 million, plus an additional amount related to the forward component of the contract, to the financial institution counterparty not later than October 2016, or earlier at the Company’s option, for the 1,603,822 shares purchased. In October 2016, the Company physically settled the contract, receiving 1,603,822 shares for a settlement amount of $147.4 million.
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
On December 3, 2013, the Company issued $400.0 million 5.75% fixed-to-floating rate junior subordinated debentures maturing December 15, 2053 (“2053 Junior Subordinated Debentures”) that bear interest at a fixed rate of 5.75% per annum, up to, but excluding December 15, 2018. From and including December 15, 2018, the 2053 Junior Subordinated Debentures will bear interest at an annual rate equal to three-month LIBOR plus 4.304%. The debentures subordination and long tenor provides significant credit protection measures for senior creditors and as a result, the debentures were awarded a 50% equity credit by S&P and Fitch, and 25% equity credit by Moody's. The net proceeds from the offering were primarily used to repay commercial paper borrowings.
On December 3, 2013, the Company issued 3,450,000 Equity Units (the “Equity Units”), each with a stated value of $100. The Equity Units were initially comprised of a 1/10, or 10%, undivided beneficial ownership in a $1,000 principal amount 2.25% junior subordinated note due 2018 (the “2018 Junior Subordinated Note”) and a forward common stock purchase contract (the “Equity Purchase Contract”). The Company received approximately $334.7 million in cash proceeds from the Equity Units, net of underwriting discounts and commissions, before offering expenses, and recorded $345.0 million in long-term debt. The proceeds were used primarily to repay commercial paper borrowings. The Company also used $9.7 million of the proceeds to enter into capped call transactions utilized to hedge potential economic dilution associated with the common shares issuable upon settlement of the Equity Purchase Contracts. The Company successfully remarketed the 2018 Junior Subordinated Note on November 17, 2016 ("Subordinated Notes"), which resulted in the interest rate being reset, effective on the settlement date, to a rate of 1.622% per annum, payable semi-annually in arrears on May 17 and November 17 of each year, commencing May 17, 2017 and maturing on November 17, 2018. Following settlement of the remarketing, the Subordinated Notes remain the Company’s direct, unsecured general obligations and are subordinated and junior in right of payment to the Company’s existing and future senior indebtedness, but the Subordinated Notes rank senior in right of payment to specified junior indebtedness on the terms and to the extent set forth in the indentures governing such junior indebtedness. In addition, the Company settled all Equity Purchase Contracts on November 17, 2016 by issuing 3,504,165 million common shares and receiving $345.0 million in cash proceeds, generated from the remarketing described above. Lastly, in October and November 2016, the Company’s capped call options on its common stock expired and were net-share settled resulting in the Company receiving 418,234 shares of common stock.
In November 2010, the Company issued 6,325,000 Convertible Preferred Units (the “Convertible Preferred Units”), each with a stated amount of $100. The Convertible Preferred Units were comprised of a 1/10, or 10%, undivided beneficial ownership in a $1,000 principal amount junior subordinated note (the “Note”) and a Purchase Contract (the “Purchase Contract”) obligating holders to purchase one share of the Company’s 4.75% Series B Perpetual Cumulative Convertible Preferred Stock (the “Convertible Preferred Stock”). The Company successfully remarketed the Notes on November 5, 2015, which resulted in the interest rate on the notes being reset, effective on the November 17, 2015 settlement date of the remarketing, to a rate of 2.45% per annum, payable semi-annually in arrears on May 17 and November 17 of each year, commencing May 17, 2016. Following settlement of the remarketing, the Notes remain the Company’s direct, unsecured general obligations subordinated and junior in right of payment to the Company’s existing and future senior indebtedness, but the Notes rank senior in right of payment to specified junior indebtedness on the terms and to the extent set forth in the indentures governing such junior indebtedness. In addition, the Company settled the Purchase Contracts on November 17, 2015 by issuing 6.3 million shares of Convertible Preferred Stock and receiving cash proceeds of $632.5 million. On November 18, 2015, the Company informed holders that it would redeem all outstanding shares of Convertible Preferred Stock on December 24, 2015 (the “Redemption Date”) at $100.49 per share in cash (the “Redemption Price”), which was equal to the liquidation preference of $100 per share of Convertible Preferred Stock, plus all accrued and unpaid dividends thereon to, but excluding, the Redemption Date. The Company redeemed the Convertible Preferred Stock and settled all conversions on December 24, 2015 by paying cash for the $100 par value per share of Convertible Preferred Stock, or $632.5 million in total, and issuing 2.9 million common shares for the excess value of the conversion feature above the $100 face value per share of Convertible Preferred Stock.

Refer to Note H, Long-Term Debt and Financing Arrangements, and Note J, Capital Stock, for further discussion regarding the Company's debt and equity arrangements.
Contractual Obligations: The following table summarizes the Company’s significant contractual obligations and commitments that impact its liquidity:

Payments Due by Period
(Millions of Dollars)	Total	2017	2018-2019	2020-2021	Thereafter
Long-term debt (a)	$3,854	$6	$989	$404	$2,455
Interest payments on long-term debt (b)	3,232	154	285	265	2,528
Operating leases	405	95	141	82	87
Inventory purchase commitments (c)	305	305	—	—	—
Deferred compensation	26	1	3	2	20
Marketing obligations	70	33	36	—	—
Derivatives (d)	47	—	47	—	—
Forward stock purchase contracts (e)	350	—	350	—	—
Pension funding obligations (f)	66	66	—	—	—
Total contractual cash obligations	$8,355	$660	$1,851	$753	$5,090

(a)
Future payments on long-term debt encompass all payments related to aggregate debt maturities, excluding certain fair value adjustments included in long-term debt, as discussed further in Note H, Long-Term Debt and Financing Arrangements.

(b)	Future interest payments on long-term debt reflect the applicable fixed interest rate or variable rate for floating rate debt in effect at December 31, 2016.

(c)	Inventory purchase commitments primarily consist of open purchase orders to purchase raw materials, components, and sourced products.

(d)
Future cash flows on derivative instruments reflect the fair value and accrued interest as of December 31, 2016. The ultimate cash flows on these instruments will differ, perhaps significantly, based on applicable market interest and foreign currency rates at their maturity.

(e)
In March 2015, the Company entered into a forward share purchase contract with a financial institution counterparty which obligates the Company to pay $350.0 million, plus an additional amount related to the forward component of the contract.  In November 2016, the Company amended the final settlement date to April 2019, or earlier at the Company's option. See Note J, Capital Stock for further discussion.

(f)
This amount principally represents contributions either required by regulations or laws or, with respect to unfunded plans, necessary to fund current benefits. The Company has not presented estimated pension and post-retirement funding beyond 2017 as funding can vary significantly from year to year based upon changes in the fair value of the plan assets, actuarial assumptions, and curtailment/settlement actions.

To the extent the Company can reliably determine when payments will occur pertaining to unrecognized tax liabilities, the related amount will be included in the table above. However, due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the $375.4 million of such liabilities at December 31, 2016, the Company is unable to make a reliable estimate of when (if at all) amounts may be paid to the respective taxing authorities.
Aside from debt payments, for which there is no tax benefit associated with repayment of principal, and tax obligations, payments of the above contractual obligations will typically generate a cash tax benefit such that the net cash outflow will be lower than the gross amounts summarized above.
Other Significant Commercial Commitments:

Amount of Commitment Expirations Per Period
(Millions of Dollars)	Total	2017	2018-2019	2020-2021	Thereafter
U.S. lines of credit	$3,050	$—	$1,300	$1,750	$—
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
Exposure to foreign currency risk results because the Company, through its global businesses, enters into transactions and makes investments denominated in multiple currencies. The Company’s predominant currency exposures are related to the Euro, Canadian Dollar, British Pound, Australian Dollar, Brazilian Real, Argentine Peso, the Chinese Renminbi (“RMB”) and the Taiwan Dollar. Certain cross-currency trade flows arising from sales and procurement activities, as well as affiliate cross-border activity, are consolidated and netted prior to obtaining risk protection through the use of various derivative financial instruments which may include: purchased basket options, purchased options, collars, cross currency swaps and currency forwards. The Company is thus able to capitalize on its global positioning by taking advantage of naturally offsetting exposures and portfolio efficiencies to reduce the cost of purchasing derivative protection. At times, the Company also enters into forward exchange contracts and purchases options to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables, primarily for affiliate transactions. Gains and losses from these hedging instruments offset the gains or losses on the underlying net exposures (the assets and liabilities being hedged). Management determines the nature and extent of currency hedging activities, and in certain cases, may elect to allow certain currency exposures to remain un-hedged. The Company may also enter into cross-currency swaps and forward contracts to hedge the net investments in certain subsidiaries and better match the cash flows of operations to debt service requirements. Management estimates the foreign currency impact from its derivative financial instruments outstanding at the end of 2016 would have been approximately $6 million incremental pre-tax loss based on a hypothetical 10% adverse movement in all net derivative currency positions; this effect would occur from the strengthening of foreign currencies relative to the U.S. dollar. The Company follows risk management policies in executing derivative financial instrument transactions, and does not use such instruments for speculative purposes. The Company generally does not hedge the translation of its non-U.S. dollar earnings in foreign subsidiaries, but may choose to do so in certain instances in future periods.
As mentioned above, the Company routinely has cross-border trade and affiliate flows that cause an impact on earnings from foreign exchange rate movements. The Company is also exposed to currency fluctuation volatility from the translation of foreign earnings into U.S. dollars and the economic impact of foreign currency volatility on monetary assets held in foreign currencies. It is more difficult to quantify the transactional effects from currency fluctuations than the translational effects. Aside from the use of derivative instruments, which may be used to mitigate some of the exposure, transactional effects can potentially be influenced by actions the Company may take. For example, if an exposure occurs from a European entity sourcing product from a U.S. supplier it may be possible to change to a European supplier. Management estimates the combined translational and transactional impact, on pre-tax earnings, of a 10% overall movement in exchange rates is approximately $123 million, or approximately $0.65 per diluted share. In 2016, translational and transactional foreign currency fluctuations negatively impacted pre-tax earnings by approximately $155 million and diluted earnings per share by approximately $0.82.
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
The Company’s primary exposure to interest rate risk comes from its floating rate debt in the U.S. which is based on LIBOR rates. At December 31, 2016, the impact of a hypothetical 10% increase in the interest rates associated with the Company’s floating rate debt instruments would have an immaterial effect on the Company’s financial position and results of operations.
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
Fluctuations in the fair value of the Company’s common stock affect domestic retirement plan expense as discussed below in the Employee Stock Ownership Plan section of MD&A. Additionally, the Company has $70 million of liabilities as of December 31, 2016 pertaining to unfunded defined contribution plans for certain U.S. employees for which there is mark-to-market exposure.
The assets held by the Company’s defined benefit plans are exposed to fluctuations in the market value of securities, primarily global stocks and fixed-income securities. The funding obligations for these plans would increase in the event of adverse changes in the plan asset values, although such funding would occur over a period of many years. In 2016, 2015 and 2014, investment returns on pension plan assets resulted in a $260 million increase, an $11 million decrease, and a $285 million increase, respectively. The Company expects funding obligations on its defined benefit plans to be approximately $66 million in 2017. The Company employs diversified asset allocations to help mitigate this risk. Management has worked to minimize this exposure by freezing and terminating defined benefit plans where appropriate.
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
OTHER MATTERS
Employee Stock Ownership Plan As detailed in Note L, Employee Benefit Plans, the Company has an ESOP under which the ongoing U.S. Core and 401(k) defined contribution plans are funded. Overall ESOP expense is affected by the market value of the Company’s stock on the monthly dates when shares are released, among other factors. The Company’s net ESOP activity resulted in income of $3.1 million in 2016 and expense of $0.8 million in 2015 and $0.7 million in 2014. ESOP expense could increase in the future if the market value of the Company’s common stock declines.
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
INVENTORIES - LOWER OF COST OR MARKET, SLOW MOVING AND OBSOLETE — Inventories in the U.S. are primarily valued at the lower of Last-In First-Out (“LIFO”) cost or market, while non-U.S. inventories are primarily valued at the lower of First-In, First-Out (“FIFO”) cost or market. The calculation of LIFO reserves, and therefore the net inventory valuation, is affected by inflation and deflation in inventory components. The Company ensures all inventory is valued at the lower of cost or market, and continually reviews the carrying value of discontinued product lines and stock-keeping-units (“SKUs”) to determine that these items are properly valued. The Company also continually evaluates the composition of its inventory and identifies obsolete and/or slow-moving inventories. Inventory items identified as obsolete and/or slow-moving are evaluated to determine if write-downs are required. The Company assesses the ability to dispose of these inventories at a price greater than cost. If it is determined that cost is less than market value, cost is used for inventory valuation. If market value is less than cost, the Company writes down the related inventory to that value. If a write-down to the current market value is necessary, the market value cannot be greater than the net realizable value, or ceiling (defined as selling price less costs to sell and dispose), and cannot be lower than the net realizable value less a normal profit margin, also called the floor. If the Company is not able to achieve its expectations regarding net realizable value of inventory at its current value, a write-down would be recorded.

GOODWILL AND INTANGIBLE ASSETS — The Company acquires businesses in purchase transactions that result in the recognition of goodwill and intangible assets. The determination of the value of intangible assets requires management to make estimates and assumptions. In accordance with ASC 350-20, “Goodwill,” acquired goodwill and indefinite-lived intangible assets are not amortized but are subject to impairment testing at least annually or when an event occurs or circumstances change that indicate it is more likely than not an impairment exists. Definite-lived intangible assets are amortized and are tested for impairment when an event occurs or circumstances change that indicate it is more likely than not that an impairment exists. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. At December 31, 2016, the Company reported $6,694.0 million of goodwill, $1,508.5 million of indefinite-lived trade names and $791.0 million of net definite-lived intangibles. These amounts exclude approximately $302.8 million of goodwill, $65.2 million of an indefinite-lived trade name and $31.8 million of net definite-lived intangibles that are classified within Assets held for sale on the Consolidated Balance Sheets at December 31, 2016. Refer to Note T, Divestitures, for further discussion.
Management tests goodwill for impairment at the reporting unit level. A reporting unit is an operating segment as defined in ASC 280, “Segment Reporting,” or one level below an operating segment (component level) as determined by the availability of discrete financial information that is regularly reviewed by operating segment management or an aggregate of component levels of an operating segment having similar economic characteristics. If the carrying value of a reporting unit (including the value of goodwill) is greater than its estimated fair value, an impairment may exist. An impairment charge would be recorded to the extent that the recorded value of goodwill exceeded the implied fair value.
As required by the Company’s policy, goodwill was tested for impairment in the third quarter of 2016. Beginning in 2013, the Company adopted ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” for its goodwill impairment testing. ASU 2011-08 permits companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the two-step quantitative goodwill impairment test, the fair value of the reporting unit is compared to its respective carrying amount including goodwill. If the fair value exceeds the carrying amount, then no impairment exists.  If the carrying amount exceeds the fair value, further analysis is performed to assess impairment. Such tests are completed separately with respect to the goodwill of each of the Company’s reporting units. Accordingly, the Company applied the qualitative assessment for four of its reporting units, while performing the quantitative test for its Infrastructure reporting unit. Based on the results of the annual 2016 impairment testing, the Company determined that the fair values of each of its reporting units exceeded their respective carrying amounts.
In performing the qualitative assessment, the Company identified and considered the significance of relevant key factors, events, and circumstances that could affect the fair value of each reporting unit. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as actual and planned financial performance. The Company also assessed changes in each reporting unit's fair value and carrying value since the most recent date a fair value measurement was performed. As a result of the qualitative assessments performed, the Company concluded that it is more likely than not that the fair value of each reporting unit exceeded its respective carrying value and therefore, no additional quantitative impairment testing was performed.
With respect to the quantitative test, the Company assessed the fair value of the Infrastructure reporting unit using a discounted cash flow valuation model. The key assumptions applied to the cash flow projections included a 9% discount rate, near-term revenue growth rates over the next five years, which represented a cumulative annual growth rate of approximately 5%, and a 3% perpetual growth rate. These assumptions contemplated business, market and overall economic conditions. Based on the results of this testing, the Company determined that the fair value of the reporting unit exceeded its carrying amount. Furthermore, management performed sensitivity analyses on the fair value resulting from the discounted cash flow valuation model utilizing more conservative assumptions that reflect reasonably likely future changes in the discount rate and perpetual growth rate. The discount rate was increased by 100 basis points with no impairment indicated. The perpetual growth rate was decreased by 150 basis points with no impairment indicated.
During the fourth quarter of 2016, in connection with its quarterly forecasting cycle, the Company updated the forecasted operating results for each of its businesses based on the most recent financial results and best estimates of future operations. The updated forecasts reflected an expected decline in near-term revenue growth and profitability for the Infrastructure reporting unit within the Industrial segment, primarily due to ongoing difficult market conditions in the oil & gas industry, mainly related to project delays as a result of continued geopolitical challenges and a cyclical slowdown in offshore pipeline activity, as well as a slower than expected recovery in the scrap steel market. Accordingly, in connection with the preparation of the Consolidated Financial Statements for the year ended December 31, 2016, the Company performed an updated impairment analysis with respect to the Infrastructure reporting unit, which included approximately $269 million of goodwill at year-end. Based on this analysis, which included revised assumptions of near-term revenue growth and profitability levels, it was determined that the fair value of the Infrastructure reporting unit exceeded its carrying value by 14%. Therefore, management concluded it was not more likely than not that an impairment had occurred. Management is confident in the long-term viability and success of the Infrastructure reporting unit based on the strong long-term growth prospects of the markets and geographies served, the Company's continued commitment to, and investments in, organic growth initiatives (including solid progress being made with respect to Breakthrough Innovation projects under the SFS 2.0 program), and Infrastructure's leading market position in its respective industries.
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
The Company also tested its indefinite-lived trade names for impairment during the third quarter of 2016, utilizing both qualitative assessments and quantitative tests. For the qualitative assessments, the Company identified and considered the significance of relevant key factors, events, and circumstances that could affect the fair value of each trade name. These factors primarily included macroeconomic, industry, and market conditions, as well as the trade names' actual and planned financial performance. As a result of the qualitative assessments performed, the Company concluded that it is more likely than not that the fair values of the trade names exceeded their respective carrying values and therefore, no additional quantitative impairment testing was performed. For the quantitative impairment tests, the Company utilized a discounted cash flow model. The key assumptions used included discount rates, royalty rates, and perpetual growth rates applied to the projected sales. Based on these quantitative impairment tests, the Company determined that the fair values of the indefinite-lived trade names exceeded their respective carrying amounts.
DEFINED BENEFIT OBLIGATIONS — The valuation of pension and other postretirement benefits costs and obligations is dependent on various assumptions. These assumptions, which are updated annually, include discount rates, expected return on plan assets, future salary increase rates, and health care cost trend rates. The Company considers current market conditions, including interest rates, to establish these assumptions. Discount rates are developed considering the yields available on high-quality fixed income investments with maturities corresponding to the duration of the related benefit obligations. The Company’s weighted-average discount rates for the United States and international pension plans were 4.00% and 2.50%, respectively, at December 31, 2016. The Company’s weighted-average discount rate for the United States and international pension plans was 4.25% and 3.25%, respectively, at January 2, 2016. As discussed further in Note L, Employee Benefit Plans, the Company develops the expected return on plan assets considering various factors, which include its targeted asset allocation percentages, historic returns, and expected future returns. The Company’s expected rate of return assumptions for the United States and international pension plans were 6.50% and 4.75%, respectively, at December 31, 2016. The Company will use a 5.35% weighted-average expected rate of return assumption to determine the 2017 net periodic benefit cost. A 25 basis point reduction in the expected rate of return assumption would increase 2017 net periodic benefit cost by approximately $5 million on a pre-tax basis.
The Company believes that the assumptions used are appropriate; however, differences in actual experience or changes in the assumptions may materially affect the Company’s financial position or results of operations. To the extent that actual (newly measured) results differ from the actuarial assumptions, the difference is recognized in accumulated other comprehensive income, and, if in excess of a specified corridor, amortized over future periods. The expected return on plan assets is determined using the expected rate of return and the fair value of plan assets. Accordingly, market fluctuations in the fair value of plan assets can affect the net periodic benefit cost in the following year. The projected benefit obligation for defined benefit plans exceeded the fair value of plan assets by $691 million at December 31, 2016. A 25 basis point reduction in the discount rate would have increased the projected benefit obligation by approximately $90 million at December 31, 2016. The primary Black & Decker U.S pension and post employment benefit plans were curtailed in late 2010, as well as the only material Black & Decker international plan, and in their place the Company implemented defined contribution benefit plans. The vast majority of the projected benefit obligation pertains to plans that have been frozen; the remaining defined benefit plans that are not frozen are predominantly small domestic union plans and those that are statutorily mandated in certain international jurisdictions. The Company recognized $12 million of defined benefit plan expense in 2016, which may fluctuate in future years depending upon various factors including future discount rates and actual returns on plan assets.
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
As of December 31, 2016, the Company had reserves of $160.9 million for remediation activities associated with Company-owned properties as well as for Superfund sites, for losses that are probable and estimable. The range of environmental remediation costs that is reasonably possible is $128.3 million to $267.1 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with this policy.
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
The Company is subject to income tax in a number of locations, including many state and foreign jurisdictions. Significant judgment is required when calculating its worldwide provision for income taxes. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company's unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits or final decisions in transfer pricing matters. The Company periodically assesses its liabilities and contingencies for all tax years still subject to audit based on the most current available information, which involves inherent uncertainty. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority under the premise that the taxing authority has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. The Company recognizes interest and penalties associated with income taxes as a component of income taxes in the Consolidated Statement of Operations. See Note Q, Income Taxes, for further discussion.
RISK INSURANCE — To manage its insurance costs efficiently, the Company self insures for certain U.S. business exposures and generally has low deductible plans internationally. For domestic workers’ compensation, automobile and product liability (liability for alleged injuries associated with the Company’s products), the Company generally purchases insurance coverage only for severe losses that are unlikely, and these lines of insurance involve the most significant accounting estimates. While different self insured retentions, in the form of deductibles and self insurance through its captive insurance company, exist for each of these lines of insurance, the maximum self insured retention is set at no more than $5 million per occurrence. The process of establishing risk insurance reserves includes consideration of actuarial valuations that reflect the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims discounted to present value. The cash outflows related to risk insurance claims are expected to occur over a period of approximately 13 years. The Company believes the liabilities recorded for these U.S. risk insurance reserves, totaling $89 million and $96 million as of December 31, 2016, and January 2, 2016, respectively, are adequate. Due to judgments inherent in the reserve estimation process, it is possible the ultimate costs will differ from this estimate.
WARRANTY — The Company provides product and service warranties which vary across its businesses. The types of warranties offered generally range from one year to limited lifetime, while certain products carry no warranty. Further, the Company sometimes incurs discretionary costs to service its products in connection with product performance issues. Historical warranty and service claim experience forms the basis for warranty obligations recognized. Adjustments are recorded to the warranty liability as new information becomes available. The Company believes the $103 million reserve for expected warranty claims as of December 31, 2016 is adequate, but due to judgments inherent in the reserve estimation process, including forecasting future product reliability levels and costs of repair as well as the estimated age of certain products submitted for claims, the ultimate claim costs may differ from the recorded warranty liability. The Company also establishes a reserve for product recalls on a product-specific basis during the period in which the circumstances giving rise to the recall become known and estimable for both company-initiated actions and those required by regulatory bodies.
OFF-BALANCE SHEET ARRANGEMENT
SYNTHETIC LEASES — The Company is a party to synthetic leasing programs for certain locations, including one of its major distribution centers. The programs qualify as operating leases for accounting purposes, such that only the monthly rent expense is recorded in the Consolidated Statements of Operations and the liability and value of the underlying assets are off-balance sheet.
These lease programs are utilized primarily to reduce overall cost and to retain flexibility. The cash outflows for lease payments approximate the $1 million of rent expense recognized in fiscal 2016. As of December 31, 2016 the estimated fair value of assets and remaining obligations for these properties were $67 million and $58 million, respectively.

CAUTIONARY STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995

Certain statements contained in this Annual Report on Form 10-K that are not historical, including but not limited to those regarding the Company’s ability to: (i) close the Newell transaction in the first quarter of 2017 with the transaction being approximately $0.20 to $0.25 accretive to the Company’s diluted earnings per share in 2017 (increasing to approximately $0.60 per diluted share by the third year) excluding approximately $125 to $140 million of restructuring and other deal related costs and approximately $40 million of non-cash inventory step-up charges, which in the aggregate will largely be incurred in the first two years; (ii) close the acquisition of the Craftsman brand in 2017 thereafter significantly increasing the availability of Craftsman branded products in previously underpenetrated channels, enhance innovation and add manufacturing jobs in the U.S. to support growth with the transaction being accretive to earnings, excluding charges, by approximately $0.10 to $0.15 per diluted share in year one, increasing to approximately $0.35 to $0.45 by year five and to approximately $0.70 to $0.80 by year ten; (iii) close the sale of the majority of its mechanical security businesses in the first quarter of 2017 generating net after-tax cash proceeds of approximately $700 million with the earning per share impact of the transaction being approximately $0.15 to $0.20 dilutive; (iv) achieve its long-term financial objectives including: 4-6% organic revenue growth; 10-12% total revenue growth; 10-12% earnings per share growth including acquisitions (6-8% organic earnings per share growth); free cash flow equal to, or exceeding, net income; sustain 10+ working capital turns; and doubling the size of the Company to $22 billion in revenue by 2022 while expanding the margin rate; (v) return approximately 50% of free cash flow to shareholders through a strong and growing dividend as well as opportunistically repurchasing shares and deploying the remaining 50% toward acquisitions; (vi) expand operating margin rates over the next 3 to 5 years; (vii) achieve full year 2017 diluted EPS of approximately $6.85 - $7.05 (excluding the estimated earnings per share impacts of the pending acquisitions and divestiture previously discussed); and (viii) achieve free cash flow conversion of approximately 100% in 2017 (collectively, the “Results”); are “forward-looking statements” and subject to risk and uncertainty.

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

The Company’s ability to deliver the Results is dependent, or based, upon: (i) the Company’s ability to generate organic sales growth of 4% resulting in approximately $0.45 to $0.55 of diluted earnings per share accretion in 2017; (ii) the net impact from cost and productivity actions, partially offset by higher share count, resulting in approximately $0.45 to $0.50 of EPS accretion in 2017; (iii) commodity inflation approximating $50 to $55 million, and foreign exchange headwinds approximating $50 million, negatively impacting 2017 diluted earnings per share by $0.50 to $0.55; (iv) the Company’s tax rate and core restructuring charges in 2017 being relatively consistent with the 2016 levels; (v) the Company’s ability to capitalize on operational improvements in both Security Europe and North America; (vi) the Company’s ability to identify and realize cost and revenue synergies associated with acquisitions; (vii) successful identification of appropriate acquisition opportunities and completing them within time frames and at reasonable costs as well as the integration of completed acquisitions and reorganization of existing businesses; (viii) the continued acceptance of technologies used in the Company’s products and services; (ix) the Company’s ability to manage existing Sonitrol franchisee and Mac Tools relationships; (x) the Company’s ability to minimize costs associated with any sale or discontinuance of a business or product line, including any severance, restructuring, legal or other costs; (xi) the proceeds realized with respect to any business or product line disposals; (xii) the extent of any asset impairments with respect to any businesses or product lines that are sold or discontinued; (xiii) the success of the Company’s efforts to manage freight costs, steel and other commodity costs as well as capital expenditures; (xiv) the Company’s ability to sustain or increase prices in order to, among other things, offset or mitigate the impact of steel, freight, energy, non-ferrous commodity and other commodity costs and any inflation increases and/or currency impacts; (xv) the Company’s ability to generate free cash flow, maintain a conservative credit profile, and a strong investment grade rating; (xvi) the Company’s ability to identify and effectively execute productivity improvements and cost reductions, while minimizing any associated restructuring charges; (xvii) the Company’s ability to obtain favorable settlement of tax audits; (xviii) the ability of the Company to generate earnings sufficient to realize future income tax benefits during periods when temporary differences become deductible; (xiv) the continued ability of the Company to access credit markets under satisfactory terms; (xv) the Company’s ability to negotiate satisfactory payment terms under which the Company buys and sells goods, services, materials and products; (xvi) the Company’s ability to successfully develop, market and achieve sales from new products and services; and (xvii) the availability of cash to repurchase shares when conditions are right, as well as the Company's ability to effectively use equity derivative transactions to reduce the capital requirement associated with share repurchases.

The Company’s ability to deliver the Results is also dependent upon: (i) the success of the Company’s marketing and sales efforts, including the ability to develop and market new and innovative products and solutions in both existing and new markets including emerging markets; (ii) the ability of the Company to maintain or improve production rates in the Company’s manufacturing facilities, respond to significant changes in product demand and fulfill demand for new and existing products; (iii) the Company’s ability to continue improvements in working capital through effective management of accounts receivable and inventory levels; (iv) the ability to continue successfully managing and defending claims and litigation; (v) the success of the Company’s efforts to mitigate adverse earnings impact resulting from any cost increases generated by, for example, increases in the cost of energy or significant Euro, Canadian Dollar, Chinese Renminbi or other currency fluctuations; (vi) the geographic distribution of the Company’s earnings; (vii) the commitment to, and success of, the Stanley Fulfillment System and SFS 2.0 and focusing its employees on the related five key pillars of Core SFS, functional transformation, digital excellence, commercial excellence and breakthrough innovation; and (viii) successful implementation with expected results of cost reduction programs.

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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework). Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of December 31, 2016. Ernst & Young LLP, the auditor of the financial statements included in this annual report, has issued an attestation report on the registrant’s internal control over financial reporting, a copy of which appears on page 52.
Under the supervision and with the participation of management, including the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer have concluded that, as of December 31, 2016, the Company’s disclosure controls and procedures are effective. There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

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
The following is a list of the executive officers of the Company as of February 15, 2017:

Name and Age	Office	Date Elected to Office
James M. Loree (58)
President & Chief Executive Officer since August 2016. President & Chief Operating Officer (2013); Executive Vice President and Chief Operating Officer (2007); Executive Vice President Finance and Chief Financial Officer (1999).
7/19/1999

Donald Allan, Jr. (52)
Executive Vice President & Chief Financial Officer since October 2016. Senior Vice President & Chief Financial Officer (2010); Vice President & Chief Financial Officer (2009); Vice President & Corporate Controller (2002); Corporate Controller (2000); Assistant Controller (1999).
10/24/2006

Jeffery D. Ansell (49)
Executive Vice President, Global Tools & Storage since October 2016; Senior Vice President and Group Executive, Global Tools & Storage (2015); Senior Vice President and Group Executive, Construction and DIY (2010). Vice President & President, Stanley Consumer Tools Group; President - Consumer Tools and Storage (2004); President of Industrial Tools & Storage (2002); Vice President - Global Consumer Tools Marketing (2001); Vice President Consumer Sales America (1999).
2/22/2006

Michael A. Bartone (57)	Vice President, Corporate Tax since January 2002.	7/17/2009

Bruce H. Beatt (64)	Senior Vice President, General Counsel and Secretary since March 2010. Vice President, General Counsel and Secretary (2000).	10/9/2000

James J. Cannon (46)
Senior Vice President & Group Executive, Stanley Security North America & Emerging Markets since October 2014. President, Stanley Oil & Gas (2012); President, IAR Europe & LAG (2011); President, IAR North America (2010); President, IAS (2009); President & General Manager, Stanley Engineered Storage Solutions (2007); General Manager, Stanley-Vidmar Storage Technologies (2005).
7/23/2014

Craig A. Douglas (62)	Vice President & Treasurer since January 2002.	7/17/2009

Rhonda O. Gass (53)	Vice President & Chief Information Officer since October 2012.	10/11/2012

Lee B. McChesney (45)
President, Hand Tools, Accessories & Storage since October 2016. President, Industrial Verticals - Global Tools & Storage (2016) and Chief Financial Officer, Global Tools & Storage (2015); Chief Financial Officer-CDIY (2010); Chief Financial Officer, MAS and Regional Executive, Stanley Security Solutions Asia (2009); Chief Financial Officer, Stanley Mechanical Access Solutions (2007); Chief Financial Officer, Stanley Security Solutions (2006).
7/23/2014

Jaime Ramirez (49)
Senior Vice President & President, Global Emerging Markets, since October 2012. President, Construction & DIY, Latin America (2010); Vice President and General Manager - Latin America, Power Tools & Accessories, The Black & Decker Corporation (2008); Vice President and General Manager - Andean Region The Black & Decker Corporation (2007).
3/12/2010

Ben S. Sihota (58)
President, Emerging Markets Group since March 2010. Vice President and President-Asia/Pacific, Power Tools & Accessories, The Black & Decker Corporation (2006); President-Asia, Power Tools & Accessories, The Black & Decker Corporation (2000).
3/12/2010

Steven J. Stafstrom (58)
Vice President, Operations-Global Tools & Storage since January 2015. Vice President, Operations, CDIY & Emerging Markets (2012). Vice President Global Operations, CDIY (2010); Vice President, Operations, Consumer Tools & Storage (2005).
12/6/2012

William S. Taylor (61)
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

Joseph Voelker (61)
Senior Vice President, Human Resources, since April 1, 2013. VP Human Resources (2009); VP Human Resources - ITG/Corporate Staff (2006); VP Human Resources - Tools Group/Operations (2004); HR Director, Tools Group (2003); HR Director, Operations (1999).
4/1/2013

John H. Wyatt (58)
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
EQUITY COMPENSATION PLAN INFORMATION
Compensation plans under which the Company’s equity securities are authorized for issuance at December 31, 2016 follow:

	(A)		(B)		(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options and stock awards		Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	8,451,470	(1)	$86.33	(2)	6,935,076	(3)
Equity compensation plans not approved by security holders (4)	—		—		—
Total	8,451,470		$86.33		6,935,076

(1)
Consists of 6,433,586 shares underlying outstanding stock options (whether vested or unvested) with a weighted average exercise price of $86.33 and a weighted average term of 6.79 years; 1,933,098 shares underlying time-vesting restricted stock units that have not yet vested and the maximum number of shares that will be issued pursuant to outstanding long term performance awards if all established goals are met; and 84,786 of shares earned but related to which participants elected deferral of delivery. All stock-based compensation plans are discussed in Note J, Capital Stock, of the Notes to Consolidated Financial Statements in Item 8.

(2)
There is no cost to the recipient for shares issued pursuant to time-vesting restricted stock units or long term performance awards. Because there is no strike price applicable to these stock awards they are excluded from the weighted-average exercise price which pertains solely to outstanding stock options.

(3)
Consists of 1,936,093 of shares available for purchase under the employee stock purchase plan ("ESPP") at the election of employees and 4,998,983 securities available for future grants by the board of directors under stock-based compensation plans.

(4)
U.S. employees are eligible to contribute from 1% to 25% of their salary to a qualified tax deferred savings plan as described in the Employee Stock Ownership Plan ("ESOP") section of Note L, Employee Benefit Plans, of the Notes to the Consolidated Financial Statements in Item 8. The Company contributes an amount equal to one half of the employee contribution up to the first 7% of salary.  There is a non-qualified tax deferred savings plan for highly compensated salaried employees which mirrors the qualified plan provisions, but was not specifically approved by security holders.  Eligible highly compensated salaried U.S. employees are eligible to contribute from 1% to 50% of their salary to the non-qualified tax deferred savings plan.  The same matching arrangement was provided for highly compensated salaried employees in the non-qualified plan, to the extent the match was not fully met in the qualified plan, except that the arrangement for these employees is outside of the ESOP, and is not funded in advance of distributions. For both qualified and non-qualified plans, the investment of the employee’s contribution and the Company’s contribution is controlled by the employee and may include an election to invest in Company stock. Shares of the Company’s common stock may be issued at the time of a distribution from the qualified plan. The number of securities remaining available for issuance under the plans at December 31, 2016 is not determinable, since the plans do not authorize a maximum number of securities.

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
3. Exhibits
See Exhibit Index in this Form 10-K on page 103.
(b) See Exhibit Index in this Form 10-K on page 103.
(c) The response in this portion of Item 15 is submitted as a separate section of this Form 10-K with an index thereto beginning on page 48.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANLEY BLACK & DECKER, INC.

By:	/s/ James M. Loree
James M. Loree, President and Chief Executive Officer

Date:	February 15, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James M. Loree	President and Chief Executive Officer	February 15, 2017
James M. Loree

/s/ Donald Allan, Jr.	Executive Vice President and Chief Financial Officer	February 15, 2017
Donald Allan, Jr.

/s/ Jocelyn S. Belisle	Vice President and Chief Accounting Officer	February 15, 2017
Jocelyn S. Belisle

*	Director	February 15, 2017
Andrea J. Ayers

*	Director	February 15, 2017
George W. Buckley

*	Director	February 15, 2017
Patrick D. Campbell

*	Director	February 15, 2017
Carlos M. Cardoso

*	Director	February 15, 2017
Robert B. Coutts

*	Director	February 15, 2017
Debra A. Crew

*	Director	February 15, 2017
Michael D. Hankin

*	Director	February 15, 2017
Anthony Luiso

*	Director	February 15, 2017
Marianne M. Parrs

*	Director	February 15, 2017
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

Schedule II — Valuation and Qualifying Accounts
Stanley Black & Decker, Inc. and Subsidiaries
Fiscal years ended December 31, 2016, January 2, 2016, and January 3, 2015
(Millions of Dollars)

		ADDITIONS
	Beginning Balance	Charged To Costs And Expenses	Charged To Other Accounts (b)	(a) Deductions	Ending Balance
Allowance for Doubtful Accounts:
Year Ended 2016	$72.9	$21.9	$4.8	$(22.1)	$77.5
Year Ended 2015	$60.7	$27.3	$0.7	$(15.8)	$72.9
Year Ended 2014	$64.4	$20.9	$(8.3)	$(16.3)	$60.7
Tax Valuation Allowance:
Year Ended 2016 (c)	$480.7	$74.5	$4.4	$(34.1)	$525.5
Year Ended 2015	$551.9	$30.5	$1.7	$(103.4)	$480.7
Year Ended 2014	$549.7	$90.0	$(16.3)	$(71.5)	$551.9

(a)	With respect to the allowance for doubtful accounts, deductions represent amounts charged-off less recoveries of accounts previously charged-off.

(b)	Amounts represent the impact of foreign currency translation, acquisitions and net transfers to/from other accounts.

(c)	Refer to Note Q, Income Taxes, of the Notes to Consolidated Financial Statements in Item 8 for further discussion.

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
Management has assessed the effectiveness of Stanley Black & Decker Inc.’s internal control over financial reporting as of December 31, 2016. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework). Management concluded that based on its assessment, Stanley Black & Decker, Inc.’s internal control over financial reporting was effective as of December 31, 2016. Ernst & Young LLP, Registered Public Accounting Firm included in this annual report, has issued an attestation report on the registrant’s internal control over financial reporting, a copy of which appears on page 52.

/s/ James M. Loree
James M. Loree, President and Chief Executive Officer

/s/ Donald Allan Jr.
Donald Allan Jr., Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stanley Black & Decker, Inc.

We have audited the accompanying consolidated balance sheets of Stanley Black & Decker, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and January 2, 2016, and the related consolidated statements of operations, comprehensive income (loss), cash flows and shareowners' equity for each of the three fiscal years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2016 and January 2, 2016, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note Q to the consolidated financial statements, the Company changed its presentation to classify all deferred tax assets and liabilities as noncurrent in its consolidated balance sheet as a result of the adoption of ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU is effective for periods beginning after December 15, 2016. As permitted by the standard, the Company early adopted the standard on a prospective basis in its December 31, 2016 balance sheet.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 15, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Hartford, CT
February 15, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stanley Black & Decker, Inc.

We have audited Stanley Black & Decker, Inc.’s and subsidiaries (the “Company’s”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2016 and January 2, 2016, and the related consolidated statements of operations, comprehensive income (loss), cash flows and shareowners' equity for each of the three fiscal years in the period ended December 31, 2016 of the Company and our report dated February 15, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Hartford, CT
February 15, 2017

Consolidated Statements of Operations
Fiscal years ended December 31, 2016, January 2, 2016, and January 3, 2015
(In Millions of Dollars, Except Per Share Amounts)

	2016	2015	2014
Net Sales	$11,406.9	$11,171.8	$11,338.6
Costs and Expenses
Cost of sales	$7,139.7	$7,099.8	$7,235.9
Selling, general and administrative	2,602.0	2,459.1	2,575.0
Provision for doubtful accounts	21.9	27.3	20.9
Other-net	196.9	222.0	239.6
Restructuring charges and asset impairments	49.0	47.6	18.8
Interest income	(23.2)	(15.2)	(13.6)
Interest expense	194.5	180.4	177.2
	$10,180.8	$10,021.0	$10,253.8
Earnings from continuing operations before income taxes	1,226.1	1,150.8	1,084.8
Income taxes on continuing operations	261.2	248.6	227.1
Earnings from continuing operations	$964.9	$902.2	$857.7
Less: Net (loss) earnings attributable to non-controlling interests	(0.4)	(1.6)	0.5
Net earnings from continuing operations attributable to common shareowners	$965.3	$903.8	$857.2
Loss from discontinued operations before income taxes	—	(19.3)	(104.0)
Income tax expense (benefit) on discontinued operations	—	0.8	(7.7)
Net loss from discontinued operations	$—	$(20.1)	$(96.3)
Net Earnings Attributable to Common Shareowners	$965.3	$883.7	$760.9
Basic earnings (loss) per share of common stock:
Continuing operations	$6.61	$6.10	$5.49
Discontinued operations	—	(0.14)	(0.62)
Total basic earnings per share of common stock	$6.61	$5.96	$4.87
Diluted earnings (loss) per share of common stock:
Continuing operations	$6.51	$5.92	$5.37
Discontinued operations	—	(0.13)	(0.60)
Total diluted earnings per share of common stock	$6.51	$5.79	$4.76
See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income (Loss)
Fiscal years ended December 31, 2016, January 2, 2016, and January 3, 2015
(In Millions of Dollars)

	2016	2015	2014
Net earnings	$965.3	$883.7	$760.9
Other comprehensive loss:
Currency translation adjustment and other	(285.4)	(504.1)	(726.3)
Unrealized gains (losses) on cash flow hedges, net of tax	5.8	(1.2)	26.4
Unrealized gains on net investment hedges, net of tax	76.8	49.0	39.6
Pension (losses) gains, net of tax	(24.2)	32.3	(110.9)
Other comprehensive loss	$(227.0)	$(424.0)	$(771.2)
Comprehensive income (loss) attributable to common shareowners	$738.3	$459.7	$(10.3)

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
December 31, 2016 and January 2, 2016
(Millions of Dollars)

	2016	2015
Assets
Current Assets
Cash and cash equivalents	$1,131.8	$465.4
Accounts and notes receivable, net	1,302.8	1,331.8
Inventories, net	1,478.0	1,526.4
Prepaid expenses	193.2	172.4
Assets held for sale	523.4	—
Other current assets	159.3	166.1
Total Current Assets	4,788.5	3,662.1
Property, Plant and Equipment, net	1,451.2	1,450.2
Goodwill	6,694.0	7,084.3
Customer Relationships, net	635.7	778.7
Trade Names, net	1,560.1	1,641.8
Other Intangible Assets, net	103.7	121.0
Other Assets	401.7	389.7
Total Assets	$15,634.9	$15,127.8
Liabilities and Shareowners’ Equity
Current Liabilities
Short-term borrowings	$4.3	$2.5
Current maturities of long-term debt	7.8	5.1
Accounts payable	1,640.4	1,533.1
Accrued expenses	1,101.5	1,261.9
Liabilities held for sale	53.5	—
Total Current Liabilities	2,807.5	2,802.6
Long-Term Debt	3,815.3	3,792.1
Deferred Taxes	735.4	825.9
Post-retirement Benefits	644.3	669.4
Other Liabilities	1,258.8	1,178.6
Commitments and Contingencies (Notes R and S)
Shareowners’ Equity
Stanley Black & Decker, Inc. Shareowners’ Equity
Preferred stock, without par value: Authorized and unissued 10,000,000 shares	—	—
Common stock, par value $2.50 per share: Authorized 300,000,000 shares in 2016 and 2015 Issued 176,902,738 shares in 2016 and 2015	442.3	442.3
Retained earnings	5,127.3	4,491.7
Additional paid in capital	4,774.4	4,421.7
Accumulated other comprehensive loss	(1,921.2)	(1,694.2)
ESOP	(25.9)	(34.9)
	8,396.9	7,626.6
Less: common stock in treasury (24,342,971 shares in 2016 and 22,958,447 shares in 2015)	(2,029.9)	(1,815.0)
Stanley Black & Decker, Inc. Shareowners’ Equity	6,367.0	5,811.6
Non-controlling interests	6.6	47.6
Total Shareowners’ Equity	6,373.6	5,859.2
Total Liabilities and Shareowners’ Equity	$15,634.9	$15,127.8
See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Fiscal years ended December 31, 2016, January 2, 2016, and January 3, 2015
(Millions of Dollars)

	2016	2015	2014
Operating Activities:
Net earnings attributable to common shareowners	$965.3	$883.7	$760.9
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	263.6	256.9	263.4
Amortization of intangibles	144.4	157.1	186.4
Asset impairments	10.7	9.8	63.1
Stock-based compensation expense	81.2	67.9	57.1
Provision for doubtful accounts	21.9	29.5	22.1
Deferred tax (benefit) expense	(25.7)	(1.3)	42.4
Other non-cash items	29.3	18.8	12.3
Changes in operating assets and liabilities:
Accounts receivable	(69.4)	(41.3)	81.6
Inventories	(23.9)	(54.7)	(175.9)
Accounts payable	159.7	(9.7)	71.7
Deferred revenue	(9.2)	7.7	12.8
Other current assets	26.0	19.8	25.8
Long-term receivables	1.2	(12.6)	(13.2)
Other long-term assets	(47.5)	(11.5)	39.2
Accrued expenses	(28.1)	(59.0)	59.7
Defined benefit liabilities	(56.8)	(65.8)	(155.0)
Other long-term liabilities	42.5	(13.0)	(58.5)
Net cash provided by operating activities	1,485.2	1,182.3	1,295.9
Investing Activities:
Capital expenditures	(347.0)	(311.4)	(291.0)
Proceeds from sales of assets	10.6	29.1	15.4
Business acquisitions, net of cash acquired	(59.3)	(17.6)	(3.2)
Proceeds (payments) from sales of businesses, net of cash sold	24.0	—	(3.9)
Proceeds (payments) from net investment hedge settlements	104.7	137.7	(61.4)
Other	(17.0)	(42.8)	(38.1)
Net cash used in investing activities	(284.0)	(205.0)	(382.2)
Financing Activities:
Payments on long-term debt	—	(16.1)	(46.6)
Net short-term borrowings (repayments)	1.9	1.2	(391.0)
Stock purchase contract fees	(13.8)	(17.0)	(16.4)
Purchase of common stock for treasury	(374.1)	(649.8)	(28.2)
Proceeds from issuance of preferred stock	—	632.5	—
Redemption of preferred stock for treasury	—	(632.5)	—
Cash settlement on forward stock purchase contract	(147.4)	—	—
Non-controlling interest buyout	(12.5)	(33.5)	—
Termination of interest rate swaps	27.0	—	(33.4)
Proceeds from issuances of common stock	418.5	163.5	71.3
Cash dividends on common stock	(330.9)	(319.9)	(321.3)
Other	(1.8)	(4.0)	(0.6)
Net cash used in financing activities	(433.1)	(875.6)	(766.2)
Effect of exchange rate changes on cash	(101.7)	(132.9)	(147.1)
Increase (decrease) in cash and cash equivalents	666.4	(31.2)	0.4
Cash and cash equivalents, beginning of year	465.4	496.6	496.2
Cash and cash equivalents, end of year	$1,131.8	$465.4	$496.6
See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareowners’ Equity
Fiscal years ended December 31, 2016, January 2, 2016, and January 3, 2015
(Millions of Dollars, Except Per Share Amounts)

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	ESOP	Treasury Stock	Non- Controlling Interests	Shareowners’ Equity
Balance December 28, 2013	$—	$442.3	$4,878.6	$3,484.9	$(499.0)	$(53.2)	$(1,454.4)	$81.3	$6,880.5
Net earnings				760.9				0.5	761.4
Other comprehensive loss					(771.2)				(771.2)
Cash dividends declared — $2.04 per share				(321.3)					(321.3)
Issuance of common stock			(69.4)				129.8		60.4
Forward obligation to purchase treasury shares			(150.0)						(150.0)
Repurchase of common stock (340,576 shares)							(28.2)		(28.2)
Non-controlling interest buyout								(0.6)	(0.6)
Non-controlling interests of acquired businesses								1.6	1.6
Stock-based compensation related			57.1						57.1
Tax benefit related to stock options exercised			10.8						10.8
ESOP and related tax benefit				1.8		9.6			11.4
Balance January 3, 2015	$—	$442.3	$4,727.1	$3,926.3	$(1,270.2)	$(43.6)	$(1,352.8)	$82.8	$6,511.9
Net earnings				883.7				(1.6)	882.1
Other comprehensive loss					(424.0)				(424.0)
Cash dividends declared — $2.14 per share				(319.9)					(319.9)
Issuance of common stock			(96.1)				231.4		135.3
Forward obligation to purchase treasury shares			(350.0)						(350.0)
Repurchase of common stock (9,227,564 shares)			263.9				(913.7)		(649.8)
Issuance of preferred stock	632.5								632.5
Redemption and conversion of preferred stock	(632.5)		(220.1)				220.1		(632.5)
Non-controlling interest buyout			0.8					(33.6)	(32.8)
Stock-based compensation related			67.9						67.9
Tax benefit related to stock options exercised			28.2						28.2
ESOP and related tax benefit				1.6		8.7			10.3
Balance January 2, 2016	$—	$442.3	$4,421.7	$4,491.7	$(1,694.2)	$(34.9)	$(1,815.0)	$47.6	$5,859.2
Net earnings				965.3				(0.4)	964.9
Other comprehensive loss					(227.0)				(227.0)
Cash dividends declared — $2.26 per share				(330.9)					(330.9)
Issuance of common stock			20.9				386.1		407.0
Settlement of forward share repurchase contract			150.0				(150.0)		—
Repurchase of common stock (4,651,463 shares)			76.9				(451.0)		(374.1)
Non-controlling interest buyout			12.2					(40.6)	(28.4)
Stock-based compensation related			81.2						81.2
Tax benefit related to stock options exercised			11.5						11.5
ESOP and related tax benefit				1.2		9.0			10.2
Balance December 31, 2016	$—	$442.3	$4,774.4	$5,127.3	$(1,921.2)	$(25.9)	$(2,029.9)	$6.6	$6,373.6

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

A. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION — The Consolidated Financial Statements include the accounts of Stanley Black & Decker, Inc. and its majority-owned subsidiaries (collectively the “Company”) which require consolidation, after the elimination of intercompany accounts and transactions. The Company’s fiscal year ends on the Saturday nearest to December 31. There were 52 weeks in the fiscal year 2016, 52 weeks in the fiscal year 2015 and 53 weeks in the fiscal year 2014.

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

In December 2016, the Company announced the sale of the majority of its mechanical security businesses within the Security segment to Dormakaba for $725 million in cash. This pending divestiture includes the commercial hardware brands of Best Access, phi Precision and GMT, and is expected to close in the first quarter of 2017. In addition, the Company sold a small business within the Tools & Storage segment in January 2017. The operating results of these businesses have been reported within continuing operations in the Consolidated Financial Statements. In addition, the assets and liabilities expected to be included in these sales have been classified as held for sale on the Company's Consolidated Balance Sheets as of December 31, 2016. Refer to Note T, Divestitures, for further discussion.

During the fourth quarter of 2014, the Company classified the Security segment’s Spain and Italy operations as held for sale based on management's intention to sell these businesses. In July 2015, the Company completed the sale of these businesses. In 2014, the Company sold two small businesses within the Security and Industrial segments. The operating results of these businesses have been reported as discontinued operations in the Consolidated Financial Statements. Refer to Note T, Divestitures, for further discussion.
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
INVENTORIES — U.S. inventories are primarily valued at the lower of Last-In First-Out (“LIFO”) cost or market because the Company believes it results in better matching of costs and revenues. Other inventories are primarily valued at the lower of

First-In, First-Out (“FIFO”) cost or market because LIFO is not permitted for statutory reporting outside the U.S. See Note C, Inventories, for a quantification of the LIFO impact on inventory valuation.
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
In performing a qualitative assessment, the Company first assesses relevant factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company identifies and considers the significance of relevant key factors, events, and circumstances that could affect the fair value of each reporting unit. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as actual and planned financial performance. The Company also considers changes in each reporting unit's fair value and carrying amount since the most recent date a fair value measurement was performed. In performing a quantitative analysis, the Company determines the fair value of a reporting unit using management’s assumptions about future cash flows based on long-range strategic plans. This approach incorporates many assumptions including discount rates, future growth rates and expected profitability. In the event the carrying amount of a reporting unit exceeded its fair value, an impairment loss would be recognized to the extent the carrying amount of the reporting unit’s goodwill exceeded the implied fair value of the goodwill.
Indefinite-lived intangible assets are tested for impairment utilizing either a qualitative assessment or a quantitative analysis. For the qualitative assessments, the Company identifies and considers relevant key factors, events, and circumstances to determine whether it is necessary to perform a quantitative impairment test. The key factors considered include macroeconomic, industry, and market conditions, as well as the asset's actual and forecasted results. For the quantitative impairment tests, the Company compares the carrying amounts to the current fair market values, usually determined by the estimated cost to lease the assets from third parties. Intangible assets with definite lives are amortized over their estimated useful lives generally using an accelerated method. Under this accelerated method, intangible assets are amortized reflecting the pattern over which the economic benefits of the intangible assets are consumed. Definite-lived intangible assets are also evaluated for impairment when impairment indicators are present. If the carrying amount exceeds the total undiscounted future cash flows, a discounted cash flow analysis is performed to determine the fair value of the asset. If the carrying amount of the asset was to exceed the fair value, it would be written down to fair value. No significant goodwill or other intangible asset impairments were recorded during 2016, 2015 or 2014, with the exception of the goodwill and intangible assets related to the Security segment's Spain & Italy operations, which were classified as held for sale in the fourth quarter of 2014 and subsequently sold in 2015. Refer to Note T, Divestitures, for further discussion.
FINANCIAL INSTRUMENTS — Derivative financial instruments are employed to manage risks, including foreign currency, interest rate exposures and commodity prices and are not used for trading or speculative purposes. The Company recognizes all derivative instruments, such as interest rate swap agreements, foreign currency options, commodity contracts and foreign exchange contracts, in the Consolidated Balance Sheets at fair value. Changes in the fair value of derivatives are recognized periodically either in earnings or in shareowners’ equity as a component of other comprehensive income (loss), depending on whether the derivative financial instrument is undesignated or qualifies for hedge accounting, and if so, whether it represents a fair value, cash flow, or net investment hedge. Changes in the fair value of derivatives accounted for as fair value hedges are recorded in earnings in the same caption as the changes in the fair value of the hedged items. Gains and losses on derivatives designated as cash flow hedges, to the extent they are effective, are recorded in other comprehensive income (loss), and subsequently reclassified to earnings to offset the impact of the hedged items when they occur.
In the event it becomes probable the forecasted transaction to which a cash flow hedge relates will not occur, the derivative would be terminated and the amount in other comprehensive income would generally be recognized in earnings. Changes in the fair value of derivatives used as hedges of the net investment in foreign operations, to the extent they are effective, are reported in other comprehensive income (loss) and are deferred until the subsidiary is sold. Changes in the fair value of derivatives designated as hedges under ASC 815, “Derivatives and Hedging”, including any portion that is considered ineffective, are reported in earnings in the same caption where the hedged items are recognized. Changes in the fair value of derivatives not designated as hedges under ASC 815 are reported in earnings in Other-net. Refer to Note I, Derivative Financial Instruments, for further discussion.
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
ADVERTISING COSTS — Television advertising is expensed the first time the advertisement airs, whereas other advertising is expensed as incurred. Advertising costs are classified in SG&A and amounted to $124.1 million in 2016, $101.7 million in 2015, and $121.5 million in 2014. Expense pertaining to cooperative advertising with customers reported as a reduction of Net Sales was $232.5 million in 2016, $211.9 million in 2015, and $206.5 million in 2014. Cooperative advertising with customers classified as SG&A expense amounted to $6.6 million in 2016, $6.4 million in 2015, and $6.2 million in 2014.
SALES TAXES — Sales and value added taxes collected from customers and remitted to governmental authorities are excluded from Net Sales reported in the Consolidated Statements of Operations.
SHIPPING AND HANDLING COSTS — The Company generally does not bill customers for freight. Shipping and handling costs associated with inbound freight are reported in Cost of sales. Shipping costs associated with outbound freight are reported as a reduction of Net Sales and amounted to $184.0 million, $183.0 million, and $226.2 million in 2016, 2015, and 2014, respectively. Distribution costs are classified as SG&A and amounted to $235.6 million, $229.3 million and $243.2 million in 2016, 2015 and 2014, respectively.
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

The Company is subject to income tax in a number of locations, including many state and foreign jurisdictions. Significant judgment is required when calculating the worldwide provision for income taxes. Many factors are considered when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company's unrecognized tax positions will significantly increase or decrease within the next twelve months. These changes may be the result of settlements of ongoing audits or final decisions in transfer pricing matters. The Company periodically assesses its liabilities and contingencies for all tax years still subject to audit based on the most current available information, which involves inherent uncertainty.
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
NEW ACCOUNTING STANDARDS — In January 2017, the Financial Accounting Standards Boards ("FASB") issued Accounting Standards Update ("ASU") 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. This ASU will be applied prospectively and is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new standard narrows the definition of a business and provides a framework for evaluation. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The new standard eliminates the exception to the principle in ASC 740, for all intra-entity sales of assets other than inventory, to be deferred, until the transferred asset is sold to a third party or otherwise recovered through use. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The objective of this update is to provide additional guidance and reduce diversity in practice when classifying certain transactions within the statement of cash flows. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. These standards are effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The new standard amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The objective of this update is to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company will adopt this guidance in the first quarter of 2017 and does not expect it to have a material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842)". The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The main objective of this update is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The new guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The objective of this update is to simplify the presentation of deferred income taxes by requiring all deferred tax assets and liabilities to be classified as noncurrent in the statement of financial position. The amendments in this update do not affect the current requirement to offset deferred tax assets and liabilities for each tax-paying component within a tax jurisdiction. This ASU is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods, and can be applied either prospectively or retrospectively. Early adoption is permitted. The Company elected to early adopt the ASU in the fourth quarter of 2016 on a prospective basis. Prior periods were not retrospectively adjusted.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The ASU requires that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This ASU is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. The Company adopted this standard in the first quarter of 2016 and it did not have an impact on its consolidated financial statements.
In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements. This ASU provides additional guidance to ASU 2015-03, discussed further below, which did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-15 noted that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted this standard in the first quarter of 2016.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU changes the measurement principle for certain inventory methods from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU does not apply to inventory that is measured using Last-in First-out ("LIFO") or the retail inventory method. The provisions of ASU 2015-11 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company does not expect this guidance to have a significant impact on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The standard also indicates that debt issuance costs do not meet the definition of an asset because they provide no future economic benefit. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted this standard in the first quarter of 2016 on a retrospective basis. Refer to Note H, Long-Term Debt and Financing Arrangements, for further discussion.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new standard amends the consolidation guidance in ASC 810 and significantly changes the consolidation analysis required under current generally accepted accounting principles. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted this standard in the first quarter of 2016 and it did not have an impact on its consolidated financial statements.
In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20). Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates from GAAP the concept of extraordinary items stating that the concept causes uncertainty because it is unclear when an item should be considered both unusual and infrequent and that users do not find the classification and presentation necessary to identify those events and transactions. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted provided the guidance is applied from the beginning of the fiscal year of adoption. The Company adopted this standard in 2016 and it did not have an impact on its consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management of a company to evaluate whether there is substantial doubt about the company’s ability to continue as a going concern. This ASU is effective for the annual reporting periods ending after December 15, 2016, and for interim and annual reporting periods thereafter, with early adoption permitted. The Company adopted this standard and it had no impact on its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard outlines a comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The new model provides a five-step analysis in determining when and how revenue is recognized. The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB affirmed its proposal to defer the effective date of the standard to annual reporting periods (and interim reporting periods within those years) beginning after December 15, 2017. Entities are permitted to apply the new revenue standard early, but not before the original effective date of annual periods beginning after December 15, 2016. The standard shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In March, April, May and December 2016, the FASB clarified the implementation guidance on principal versus agent, identifying performance obligations, licensing, collectability and made technical corrections on various topics. The Company expects to apply the full retrospective method of adoption starting with the first interim period after December 15, 2017. Based on the Company’s preliminary assessment, the anticipated impacts to the financial statements are primarily related to classification of outbound freight on the income statement and presentation of returns reserve.
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments contained in this update change the criteria for reporting discontinued operations and enhance the reporting requirements for discontinued operations. Under the revised standard, a discontinued operation must represent a strategic shift that has or will have a major effect on an entity's operations and financial results. Examples could include a disposal of a major line of business, a major geographical area, a major equity method investment, or other major parts of an entity. The revised standard will also allow an entity to have certain continuing cash flows or involvement with the component after the disposal. Additionally, the standard requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. This ASU was effective for reporting periods beginning after December 15, 2014 with early adoption permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. The Company adopted this standard in the first quarter of 2015.
B. ACCOUNTS AND NOTES RECEIVABLE

(Millions of Dollars)	2016	2015
Trade accounts receivable	$1,137.2	$1,165.0
Trade notes receivable	140.1	130.6
Other accounts receivable	103.0	109.1
Gross accounts and notes receivable	1,380.3	1,404.7
Allowance for doubtful accounts	(77.5)	(72.9)
Accounts and notes receivable, net	$1,302.8	$1,331.8
Long-term trade notes receivable, net	$180.9	$182.1
Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries. Adequate reserves have been established to cover anticipated credit losses. Long-term trade financing receivables of $180.9 million and $182.1 million at December 31, 2016 and January 2, 2016, respectively, are reported within Other Assets in the

Consolidated Balance Sheets. Financing receivables and long-term financing receivables are predominantly related to certain security equipment leases with commercial businesses. Generally, the Company retains legal title to any equipment leases and bears the right to repossess such equipment in an event of default. All financing receivables are interest bearing and the Company has not classified any financing receivables as held-for-sale. Interest income earned from financing receivables that are not delinquent is recorded on the effective interest method. The Company considers any financing receivable that has not been collected within 90 days of original billing date as past-due or delinquent. Additionally, the Company considers the credit quality of all past-due or delinquent financing receivables as nonperforming.
The Company has an accounts receivable sale program that expires on January 5, 2018. According to the terms of that program the Company is required to sell certain of its trade accounts receivables at fair value to a wholly owned, consolidated, bankruptcy-remote special purpose subsidiary (“BRS”). The BRS, in turn, must sell such receivables to a third-party financial institution (“Purchaser”) for cash and a deferred purchase price receivable. The Purchaser’s maximum cash investment in the receivables at any time is $100.0 million. The purpose of the program is to provide liquidity to the Company. The Company accounts for these transfers as sales under ASC 860 “Transfers and Servicing.” Receivables are derecognized from the Company’s Consolidated Balance Sheets when the BRS sells those receivables to the Purchaser. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred purchase price receivable. At December 31, 2016, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.
At December 31, 2016 and January 2, 2016, $100.5 million and $100.4 million, respectively, of net receivables were derecognized. Gross receivables sold amounted to $1,832.9 million ($1,548.3 million, net) for the year ended December 31, 2016 and $1,580.4 million ($1,373.5 million, net) for the year ended January 2, 2016. These sales resulted in a pre-tax loss of $4.8 million and $3.9 million, respectively, for the years ended December 31, 2016 and January 2, 2016, respectively. These pre-tax losses include servicing fees of $0.9 million and $0.6 million, respectively, for the years ended December 31, 2016 and January 2, 2016. Proceeds from transfers of receivables to the Purchaser totaled $1,500.8 million and $1,350.4 million for the years ended December 31, 2016 and January 2, 2016, respectively. Collections of previously sold receivables, including deferred purchase price receivables, and all fees, which are settled one month in arrears, resulted in payments to the Purchaser of $1,500.8 million and $1,350.4 million for the years ended December 31, 2016 and January 2, 2016, respectively.
The Company’s risk of loss following the sale of the receivables is limited to the deferred purchase price receivable, which was $83.2 million at December 31, 2016 and $41.1 million at January 2, 2016. The deferred purchase price receivable will be repaid in cash as receivables are collected, generally within 30 days, and as such the carrying value of the receivable recorded approximates fair value. Delinquencies and credit losses on receivables sold were $0.1 million and $0.3 million for the years ended December 31, 2016 and January 2, 2016, respectively. Cash inflows related to the deferred purchase price receivable totaled $514.3 million and $416.9 million for the years ended December 31, 2016 and January 2, 2016, respectively. All cash flows under the program are reported as a component of changes in accounts receivable within operating activities in the Consolidated Statements of Cash Flows since all the cash from the Purchaser is either: 1) received upon the initial sale of the receivable; or 2) from the ultimate collection of the underlying receivables and the underlying receivables are not subject to significant risks, other than credit risk, given their short-term nature.
C. INVENTORIES

(Millions of Dollars)	2016	2015
Finished products	$1,044.2	$1,085.0
Work in process	133.3	136.1
Raw materials	300.5	305.3
Total	$1,478.0	$1,526.4
Net inventories in the amount of $662.8 million at December 31, 2016 and $651.0 million at January 2, 2016 were valued at the lower of LIFO cost or market. If the LIFO method had not been used, inventories would have been $11.3 million higher than reported at December 31, 2016 and $26.7 million higher than reported at January 2, 2016.

D. PROPERTY, PLANT AND EQUIPMENT

(Millions of Dollars)	2016	2015
Land	$107.3	$129.2
Land improvements	37.0	36.0
Buildings	519.3	525.3
Leasehold improvements	114.2	98.9
Machinery and equipment	2,008.5	1,979.9
Computer software	373.9	397.5
Property, plant & equipment, gross	$3,160.2	$3,166.8
Less: accumulated depreciation and amortization	(1,709.0)	(1,716.6)
Property, plant & equipment, net	$1,451.2	$1,450.2
Depreciation and amortization expense associated with property, plant and equipment was as follows:

(Millions of Dollars)	2016	2015	2014
Depreciation	$221.8	$219.2	$229.5
Amortization	41.8	37.7	33.9
Depreciation and amortization expense	$263.6	$256.9	$263.4

The amounts above are inclusive of depreciation and amortization expense for discontinued operations amounting to $2.7 million in 2014.
E. ACQUISITIONS

PENDING ACQUISITIONS

On January 5, 2017, the Company announced that it had entered into a definitive agreement to purchase the Craftsman brand from Sears Holdings, which provides the Company with the rights to develop, manufacture and sell Craftsman-branded products in non-Sears Holdings channels. The agreement consists of a $525 million cash payment at closing, $250 million at the end of year three, and future payments to Sears Holdings of between 2.5% and 3.5% on new Stanley Black & Decker sales of Craftsman products through year 15. After year 15, Sears Holdings will have a perpetual license to continue selling in Sears-related channels in exchange for a 3% royalty payment to the Company. The Craftsman results will be consolidated into the Company's Tools & Storage segment. The transaction, which is expected to be accounted for as a business combination, is expected to close during 2017 subject to customary closing conditions, including regulatory approvals.
On October 12, 2016, the Company announced that it had entered into a definitive agreement to acquire the Tools business of Newell Brands ("Newell Tools"), which includes the industrial cutting, hand tool and power tool accessory brands Irwin® and Lenox®, for $1.95 billion in cash. Newell Tools will be consolidated into the Tools & Storage segment and will enhance the Company’s position within the global tools & storage industry and broaden its product offerings and solutions to customers and end-users, particularly within power tool accessories. The transaction is subject to customary closing conditions and is expected to close in the first quarter of 2017.

2016 ACQUISITIONS

During 2016, the Company completed five small acquisitions for a total purchase price of $59.3 million, net of cash acquired, which are being integrated into the Company’s Tools & Storage and Security segments. The total purchase price for the acquisitions was allocated to the assets and liabilities assumed based on their estimated fair values. The purchase accounting for these acquisitions is substantially complete with the exception of certain minor items and will be completed within the measurement period.

2015 ACQUISITIONS

The Company completed two small acquisitions for a total purchase price of $17.2 million, net of cash acquired, which have been consolidated into the Company's Security segment.

ACTUAL AND PRO-FORMA IMPACT FROM ACQUISITIONS
As noted above, the Company completed five small acquisitions in 2016 and two small acquisitions in 2015, which did not have a significant impact on the Company's Consolidated Statements of Operations for the years ended December 31, 2016 or January 2, 2016. The Company did not complete any acquisitions during 2014.
F. GOODWILL AND INTANGIBLE ASSETS
GOODWILL — The changes in the carrying amount of goodwill by segment are as follows:

(Millions of Dollars)	Tools & Storage	Security	Industrial	Total
Balance January 2, 2016	$3,343.4	$2,317.2	$1,423.7	$7,084.3
Reclassification to Assets held for sale	(5.7)	(297.1)	—	(302.8)
Acquisitions	3.0	21.6	—	24.6
Foreign currency translation and other	(92.9)	(34.7)	15.5	(112.1)
Balance December 31, 2016	$3,247.8	$2,007.0	$1,439.2	$6,694.0
As previously discussed, the assets and liabilities expected to be included in the sales of the mechanical security businesses within the Security segment and the small business within the Tools & Storage segment have been classified as held for sale on the Company's Consolidated Balance Sheets as of December 31, 2016. As a result, in accordance with ASC 350, "Intangibles - Goodwill and Other," a portion of the goodwill associated with the Security and Tools & Storage segments was allocated to these businesses. The amounts allocated were based on the relative fair values of the businesses to be sold and the portions of the reporting units that were retained. Accordingly, goodwill for the Security and Tools & Storage segments was reduced by $297.1 million and $5.7 million, respectively, and classified within Assets held for sale on the Consolidated Balance Sheets as of December 31, 2016.

As required by the Company's policy, goodwill and indefinite-lived trade names were tested for impairment in the third quarter of 2016. The Company assessed the fair value of its Infrastructure reporting unit utilizing a discounted cash flow valuation model as had been done in previous years and determined that the fair value exceeded the respective carrying amount. The key assumptions used were the discount rate and perpetual growth rate applied to cash flow projections. Also inherent in the discounted cash flow valuation were near-term revenue growth rates over the next five years. These assumptions contemplated business, market and overall economic conditions.

For the remaining four reporting units, the Company determined qualitatively that it was not more likely than not that goodwill was impaired, and thus, the quantitative goodwill impairment test was not required.  In making this determination, the Company considered the significant excess of fair value over carrying amount as calculated in the most recent quantitative analysis performed in conjunction with the 2015 annual impairment test, each reporting unit's 2016 performance compared to prior year and their respective industries, analyst multiples and other positive qualitative information, all of which indicated that it is more likely than not that the fair values of the four reporting units were greater than the respective carrying amounts. Based on this evaluation of internal and external qualitative factors, the Company concluded that the quantitative goodwill impairment test was not required for these four reporting units.

The fair values of the Company's indefinite-lived trade names were assessed using both qualitative assessments, which considered relevant key external and internal factors, and quantitative analyses, which utilized discounted cash flow valuation models taking into consideration appropriate discount rates, royalty rates and perpetual growth rates applied to projected sales. Based on the results of this testing, the Company determined that the fair values of each of its indefinite-lived trade names exceeded their respective carrying amounts.

During the fourth quarter of 2016, in connection with its quarterly forecasting cycle, the Company updated the forecasted operating results for each of its businesses based on the most recent financial results and best estimates of future operations. The updated forecasts reflected an expected decline in near-term revenue growth and profitability for the Infrastructure reporting unit within the Industrial segment, primarily due to ongoing difficult market conditions in the oil & gas industry, mainly related to project delays as a result of continued geopolitical challenges and a cyclical slowdown in offshore pipeline activity, as well as a slower than expected recovery in the scrap steel market. Accordingly, in connection with the preparation of the Consolidated Financial Statements for the year ended December 31, 2016, the Company performed an updated impairment analysis with respect to the Infrastructure reporting unit, which included approximately $269 million of goodwill at year-end. Based on this analysis, which included revised assumptions of near-term revenue growth and profitability levels, it was determined that the fair value of the Infrastructure reporting unit exceeded its carrying value by 14%. Therefore, management concluded it was not more likely than not that an impairment had occurred. Management is confident in the long-term viability and success of the Infrastructure reporting unit based on the strong long-term growth prospects of the markets and geographies served, the Company's continued commitment to, and investments in, organic growth initiatives (including solid progress being made with respect to Breakthrough Innovation projects under the SFS 2.0 program), and Infrastructure's leading market position in its respective industries.

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

INTANGIBLE ASSETS — Intangible assets at December 31, 2016 and January 2, 2016 were as follows:

	2016		2015
(Millions of Dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets — Definite lives
Patents and copyrights	$40.7	$(36.5)	$50.6	$(44.2)
Trade names	152.0	(100.4)	164.8	(100.8)
Customer relationships	1,614.6	(978.9)	1,774.2	(995.5)
Other intangible assets	258.2	(158.7)	263.3	(148.7)
Total	$2,065.5	$(1,274.5)	$2,252.9	$(1,289.2)
Total indefinite-lived trade names are $1,508.5 million at December 31, 2016 and $1,577.8 million at January 2, 2016. The year-over-year decrease is due to a reclassification of $65.2 million to Assets held for sale relating to the previously discussed pending sale of the majority of the Company's mechanical security businesses within the Security segment and currency fluctuations. In addition, net definite-lived intangible assets totaling $31.8 million were reclassified to Assets held for sale as of December 31, 2016.
Aggregate intangible assets amortization expense by segment was as follows:

(Millions of Dollars)	2016	2015	2014
Tools & Storage	$36.8	$39.0	$40.7
Security	57.8	61.3	78.8
Industrial	49.8	56.8	66.9
Consolidated	$144.4	$157.1	$186.4
The 2014 amounts above are inclusive of amortization expense for discontinued operations amounting to $2.9 million.
Future amortization expense in each of the next five years amounts to $125.7 million for 2017, $116.3 million for 2018, $107.9 million for 2019, $90.1 million for 2020, $81.8 million for 2021 and $269.2 million thereafter.

G. ACCRUED EXPENSES
Accrued expenses at December 31, 2016 and January 2, 2016 were as follows:

(Millions of Dollars)	2016	2015
Payroll and related taxes	$268.0	$271.8
Income and other taxes	117.6	157.6
Customer rebates and sales returns	68.2	66.5
Insurance and benefits	87.4	71.8
Accrued restructuring costs	35.6	58.7
Derivative financial instruments	49.8	49.8
Warranty costs	68.8	67.8
Deferred revenue	81.9	89.2
Forward share purchase contract	—	150.0
Other	324.2	278.7
Total	$1,101.5	$1,261.9
H. LONG-TERM DEBT AND FINANCING ARRANGEMENTS
Long-term debt and financing arrangements at December 31, 2016 and January 2, 2016 follow:

		December 31, 2016						January 2, 2016
(Millions of Dollars)	Interest Rate	Original Notional	Unamortized Discount	Unamortized Gain/(Loss) Terminated Swaps (1)	Purchase Accounting FV Adjustment	Deferred Financing Fees	Carrying Value	Carrying Value
Notes payable due 2018(2)	2.45%	$632.5	$—	$—	$—	$(3.3)	$629.2	$627.5
Notes payable due 2018	(2)	345.0	—	—	—	(1.9)	343.1	343.8
Notes payable 2021	3.40%	400.0	(0.2)	17.1	—	(1.7)	415.2	405.9
Notes payable due 2022	2.90%	754.3	(0.3)	—	—	(3.7)	750.3	749.6
Notes payable due 2028	7.05%	150.0	—	12.5	12.2	—	174.7	167.0
Notes payable due 2040	5.20%	400.0	(0.2)	(34.9)	—	(3.2)	361.7	360.1
Notes payable due 2052 (junior subordinated)	5.75%	750.0	—	—	—	(19.6)	730.4	729.9
Notes payable due 2053 (junior subordinated)	5.75%	400.0	—	4.8	—	(8.3)	396.5	394.2
Other, payable in varying amounts through 2022	0.00% - 2.27%	22.0	—	—	—	—	22.0	19.2
Total long-term debt, including current maturities		$3,853.8	$(0.7)	$(0.5)	$12.2	$(41.7)	$3,823.1	$3,797.2
Less: Current maturities of long-term debt							(7.8)	(5.1)
Long-term debt							$3,815.3	$3,792.1
(1) Unamortized gain/loss associated with interest rate swaps are more fully discussed in Note I, Derivative Financial Instruments(2) See full discussion on 2018 Notes Payable below.

Aggregate annual principal maturities of long-term debt for each of the years from 2017 to 2021 are $5.7 million, $982.3 million, $6.5 million, $3.0 million, $401.7 million, respectively, and $2,454.6 million thereafter. These maturities represent the principal amounts to be paid and accordingly exclude the remaining $12.2 million of unamortized fair value adjustments made in purchase accounting, which increased the Black & Decker note payable due 2028, as well as a loss of $1.2 million pertaining to unamortized termination gain/loss on interest rate swaps and unamortized discount on the notes as described in Note I, Derivative Financial Instruments and $41.7 million of unamortized deferred financing fees. Interest paid during 2016, 2015 and 2014 amounted to $176.6 million, $161.5 million and $166.4 million, respectively.
In the first quarter of 2016, the Company adopted ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30); Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires debt issuance costs related to recognized debt liabilities to be presented in the balance sheet as a direct deduction from the debt liability rather than an asset. Accordingly, at December 31, 2016, approximately $41.7 million of deferred debt costs were presented as a direct deduction within Long-Term

Debt on the Company's Consolidated Balance Sheets. Furthermore, the Company reclassified approximately $45.0 million of deferred debt issuance costs from Other Assets to Long-Term Debt as of January 2, 2016.
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
In November 2012, the Company issued $800.0 million of senior unsecured term notes, maturing on November 1, 2022 (“2022 Term Notes”) with fixed interest payable semi-annually, in arrears, at a rate of 2.90% per annum. The 2022 Term Notes are unsecured and rank equally with all of the Company's existing and future unsecured and unsubordinated debt. The Company received net proceeds of $793.9 million which reflects a discount of $0.7 million and $5.4 million of underwriting expenses and other fees associated with the transaction. The Company used the net proceeds from the offering for general corporate purposes, including repayment of short term borrowings. The 2022 Term Notes include a Change of Control provision that would apply should a Change of Control event (as defined in the Indenture governing the 2022 Term Notes) occur. The Change of Control provision states that the holders of the 2022 Term Notes may require the Company to repurchase, in cash, all of the outstanding 2022 Term Notes for a purchase price at 101.0% of the original principal amount, plus any accrued and unpaid interest outstanding up to the repurchase date. In December 2014, the Company repurchased $45.7 million of the 2022 Term Notes and paid $45.3 million cash and recognized a net pre-tax gain of less than $0.1 million after expensing $0.3 million of related loan discount costs and deferred financing fees. At December 31, 2016, the Company's carrying value includes $0.3 million of unamortized discount.
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
Commercial Paper and Credit Facilities
At December 31, 2016 and January 2, 2016, the Company had no commercial paper borrowings outstanding against the Company’s $2.0 billion commercial paper program.

The Company has a five-year $1.75 billion committed credit facility (the “Credit Agreement”). Borrowings under the Credit Agreement may include U.S. Dollars up to the $1.75 billion commitment or in Euro or Pounds Sterling subject to a foreign currency sub-limit of $400.0 million and bear interest at a floating rate dependent upon the denomination of the borrowing. Repayments must be made on December 18, 2020 or upon an earlier termination date of the Credit Agreement, at the election of the Company. The Credit Agreement is designated to be a liquidity back-stop for the Company's $2.0 billion commercial paper program. As of December 31, 2016, the Company has not drawn on this commitment.
In addition, the Company has short-term lines of credit that are primarily uncommitted, with numerous banks, aggregating $588.5 million, of which $493.8 million was available at December 31, 2016. Short-term arrangements are reviewed annually for renewal.
At December 31, 2016, the aggregate amount of committed and uncommitted, long- and short-term lines was $2.3 billion. At December 31, 2016, $4.3 million was recorded as short-term borrowings outstanding against uncommitted lines excluding commercial paper. In addition, $94.7 million of the short-term credit lines was utilized primarily pertaining to outstanding letters of credit for which there are no required or reported debt balances. The weighted average interest rates on short-term borrowings, primarily commercial paper, for the fiscal years ended December 31, 2016 and January 2, 2016 were 0.6% and 0.4%, respectively.
In January 2017, the Company amended its existing $2.0 billion commercial paper program to increase the maximum amount of notes authorized to be issued to $3.0 billion and to include Euro denominated borrowings in addition to U.S. Dollars. In February 2017, the Company issued €600.0 million in Euro denominated commercial paper under its $3.0 billion U.S. Dollar and Euro commercial paper program which has been designated as a Net Investment Hedge as described in more detail in Note I, Derivative Financial Instruments.
Also in January 2017, the Company executed a 364-day $1.3 billion committed credit facility (the "2017 Credit Agreement"). The 2017 Credit Agreement consists of a $1.3 billion revolving credit loan and a sub-limit of an amount equal to the EURO equivalent of $400 million for swing line advances. Borrowings under the 2017 Credit Agreement may be made in U.S. Dollars or Euros, pursuant to the terms of the agreement, and bear interest at a floating rate dependent on the denomination of the borrowing. Repayments must be made by January 17, 2018 or upon an earlier termination of the 2017 Credit Agreement at the election of the Company. The 2017 Credit Agreement serves as a liquidity back-stop for the Company’s $3.0 billion U.S. Dollar and Euro commercial paper program, also authorized and amended in January 2017 as discussed above.
Equity Units

In December 2013, the Company issued 3,450,000 Equity Units (the “Equity Units”), each with a stated value of $100. The Equity Units were initially comprised of a 1/10, or 10%, undivided beneficial ownership in a $1,000 principal amount 2.25% junior subordinated note due 2018 (the “2018 Junior Subordinated Note”) and a forward common stock purchase contract (the “Equity Purchase Contract”). The Company received approximately $334.7 million in cash proceeds from the Equity Units, net of underwriting discounts and commissions, before offering expenses, and recorded $345.0 million in long-term debt. The proceeds were used primarily to repay commercial paper borrowings. The Company also used $9.7 million of the proceeds to enter into capped call transactions utilized to hedge potential economic dilution as described in more detail below.

Equity Purchase Contracts:
On November 17, 2016, the Company settled all Equity Purchase Contracts by issuing 3,504,165 million common shares and received $345.0 million in cash proceeds generated from the remarketing described in detail below. The number of shares of common stock issuable upon settlement of each purchase contract (the “settlement rate”) was rounded to the nearest ten-thousandth of a share and was determined by calculating the applicable market value, equal to the average of the daily volume-weighted average price of common stock for each of the 20 consecutive trading days during the market value averaging period, October 21, 2016 through November 17, 2016. The conversion rate used in calculating the average of the daily volume-weighted average price of common stock during the market value averaging period was 1.0157 (equivalent to the purchase contract settlement rate and a conversion price of $98.45 per common share).

Holders of the Equity Purchase Contracts were paid contract adjustment payments (“contract adjustment payments”) at a rate of 4.00% per annum, payable quarterly in arrears on February 17, May 17, August 17 and November 17 of each year, commencing February 17, 2014. The $40.2 million present value of the Contract Adjustment Payments reduced Shareowners’ Equity upon issuance of the Equity Units and a related liability for the present value of the cash payments of $40.2 million was recorded. As each quarterly contract adjustment payment was made, the related liability was relieved with the difference between the cash payment and the present value accreted to interest expense over the three-year term. On November 17, 2016, the Company made the final contract adjustment payment.

2018 Junior Subordinated Notes:
The $345.0 million aggregate principal amount of the 2018 Junior Subordinated Notes will mature on November 17, 2018. Prior to November 17, 2016, the 2018 Junior Subordinated Notes bore interest at a rate of 2.25% per annum, payable quarterly in arrears on February 17, May 17, August 17 and November 17 of each year, commencing February 17, 2014. The 2018 Junior Subordinated Notes were unsecured and ranked subordinate and junior in right of payment to the Company’s existing and future senior indebtedness. The 2018 Junior Subordinated Notes initially ranked equally in right of payment with all of the Company’s other unsecured junior subordinated debt.

The Company successfully remarketed the 2018 Junior Subordinated Notes on November 17, 2016 ("Subordinated Notes"). In connection with the remarketing, the interest rate on the notes was reset, effective on the settlement date to a rate of 1.622% per annum, payable semi-annually in arrears on May 17 and November 17 of each year, commencing May 17, 2017 and maturing on November 17, 2018. Following settlement of the remarketing, the Subordinated Notes remain the Company’s direct, unsecured general obligations and are subordinated and junior in right of payment to the Company’s existing and future senior indebtedness, but the Subordinated Notes rank senior in right of payment to specified junior indebtedness on the terms and to the extent set forth in the indentures governing such junior indebtedness.

The remarketing resulted in proceeds of $345.0 million, which the Company did not directly receive, and were automatically applied to satisfy in full the related unit holders’ obligations to purchase common stock under their Equity Purchase Contracts.

Interest expense of $0.7 million was recorded for 2016 related to the contractual interest coupon on the Subordinated Notes based on the annual rate of 1.622%. Interest expense of $6.8 million in 2016, and $7.8 million for both 2015 and 2014 was recorded related to the 2.25% contractual interest coupon on the 2018 Junior Subordinated Notes.

The unamortized deferred remarketing and discount costs of the Subordinated Notes at December 31, 2016 is $1.9 million and will be recorded to interest expense over the term of the underlying notes.

Capped Call Transactions:
In order to offset the potential economic dilution associated with the common shares issuable upon settlement of the Equity Purchase Contracts, the Company entered into capped call transactions with a major financial institution (the “counterparty”). The capped call transactions covered, subject to customary anti-dilution adjustments, the number of shares equal to the number of shares issuable upon settlement of the Equity Purchase Contracts. The capped call transactions have a term of approximately three years and initially had a lower strike price of $98.80, which corresponds to the minimum settlement rate of the Equity Purchase Contracts, and an upper strike price of $112.91, which is approximately 40% higher than the closing price of the Company's common stock on November 25, 2013, and are subject to customary anti-dilution adjustments. The Company paid $9.7 million of cash to fund the cost of the capped call transactions, which was recorded as a reduction of Shareowners’ Equity. In October and November 2016, the Company’s capped call options on its common stock expired and were net-share settled resulting in the Company receiving 418,234 shares of common stock.
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

Holders of the Purchase Contracts were paid contract adjustment payments at a rate of 0.50% per annum, payable quarterly in arrears on February 17, May 17, August 17 and November 17 of each year. The $14.9 million present value of the contract adjustment payments reduced Shareowners’ Equity at inception. As each quarterly contract adjustment payment was made, the related liability was relieved with the difference between the cash payment and the present value of the contract adjustment payment recorded as interest expense.

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

Notes:
The $632.5 million principal amount of the Notes are due November 17, 2018. At maturity, the Company is obligated to repay the principal in cash. The Notes initially bore interest at an initial rate of 4.25% per annum, payable quarterly in arrears on the same dates as the contract adjustment payments. The Notes are the Company’s direct, unsecured general obligations and are subordinated and junior in right of payment to the Company’s existing and future senior indebtedness. The Notes initially ranked equally in right of payment with all of the Company’s other junior subordinated debt. The interest rate, payment dates and ranking of the notes were reset in connection with the remarketing, as described below. The Notes were initially pledged as collateral to guarantee the obligations of holders of Purchase Contracts to purchase Convertible Preferred Stock. Upon completion of the remarketing, the Notes were released from that pledge arrangement.

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
Interest expense of $15.5 million and $1.9 million was recorded in 2016 and 2015, respectively, related to the contractual interest coupon on the 2018 Subordinated Notes based upon the 2.45% annual rate and $23.3 million was recorded in 2015, and $26.9 million in 2014, related to the contractual interest coupon on the Notes based upon the 4.25% annual rate.

The unamortized deferred issuance cost of the Notes was $3.3 million at December 31, 2016, and will be recorded to interest expense over the term of the underlying Notes.
Equity Option:
In order to offset the common shares that were deliverable upon conversion of shares of Convertible Preferred Stock, the Company entered into capped call transactions (equity options) with certain major financial institutions (the “capped call counterparties”). The capped call transactions cover, subject to anti-dilution adjustments, the number of shares of common stock equal to the number of shares of common stock underlying the maximum number of shares of Convertible Preferred Stock issuable upon settlement of the Purchase Contracts. Each of the capped call transactions had an original term of approximately five years and initially had a lower strike price of $75.00, which corresponded to the initial conversion price of the Convertible Preferred Stock, and an upper strike price of $97.95, which was approximately 60% higher than the closing price of the common stock on November 1, 2010. The Company paid $50.3 million of cash to fund the cost of the capped call transactions, which was recorded as a reduction of Shareowners’ Equity. On August 5, 2015, the Company terminated the capped call options on its common stock and received 1,692,778 shares of common stock.

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
If the Company elects to do so and if the instrument meets the criteria specified in ASC 815, "Derivatives and Hedging," management designates its derivative instruments as cash flow hedges, fair value hedges or net investment hedges. Generally, commodity price exposures are not hedged with derivative financial instruments and instead are actively managed through customer pricing initiatives, procurement-driven cost reduction initiatives and other productivity improvement projects. Financial instruments are not utilized for speculative purposes.
A summary of the fair values of the Company’s derivatives recorded in the Consolidated Balance Sheets at December 31, 2016 and January 2, 2016 follows:

(Millions of Dollars)	Balance Sheet Classification	2016	2015	Balance Sheet Classification	2016	2015
Derivatives designated as hedging instruments:
Interest Rate Contracts Cash Flow	LT other assets	$—	$—	LT other liabilities	$47.3	$41.1
Interest Rate Contracts Fair Value	Other current assets	—	14.9	Accrued expenses	—	2.5
	LT other assets	—	1.4	LT other liabilities	—	5.2
Foreign Exchange Contracts Cash Flow	Other current assets	37.6	21.9	Accrued expenses	1.6	1.8
	LT other assets	—	3.7	LT other liabilities	—	—
Net Investment Hedge	Other current assets	44.1	30.3	Accrued expenses	1.8	4.8
	LT other assets	—	—	LT other liabilities	0.5	—
		$81.7	$72.2		$51.2	$55.4
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$28.5	$7.1	Accrued expenses	$46.4	$40.7
		$28.5	$7.1		$46.4	$40.7
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

In 2016 and 2015, significant cash flows related to derivatives including those that are separately discussed below resulted in net cash received of $94.7 million and $144.4 million, respectively.
CASH FLOW HEDGES — There was a $46.3 million and a $52.1 million after-tax loss as of December 31, 2016 and January 2, 2016, respectively, reported for cash flow hedge effectiveness in Accumulated other comprehensive loss. An after-tax gain of $9.0 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next twelve months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies and interest rates through the maturity dates.

The tables below detail pre-tax amounts reclassified from Accumulated other comprehensive loss into earnings for active derivative financial instruments during the periods in which the underlying hedged transactions affected earnings for the twelve months ended December 31, 2016 and January 2, 2016 (in millions):

Year-to-date 2016	(Loss) Gain Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Interest Rate Contracts	$(6.2)	Interest Expense	$—	$—
Foreign Exchange Contracts	$19.3	Cost of sales	$21.7	$—

Year-to-date 2015	(Loss) Gain Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Interest Rate Contracts	$(6.8)	Interest Expense	$—	$—
Foreign Exchange Contracts	$52.5	Cost of sales	$57.4	$—
* Includes ineffective portion and amount excluded from effectiveness testing on derivatives.
For 2016 and 2015, the hedged items’ impact to the Consolidated Statement of Operations was a loss of $21.7 million and a loss of $57.4 million, respectively, in Cost of Sales. There was no impact related to the interest rate contracts’ hedged items for any period presented.
For 2016 and 2015, an after-tax gain of $3.3 million and $22.4 million, respectively, and for 2014 an after-tax loss of $7.5 million were reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative financial instruments) during the periods in which the underlying hedged transactions affected earnings.
Interest Rate Contracts: The Company enters into interest rate swap agreements in order to obtain the lowest cost source of funds within a targeted range of variable to fixed-rate debt proportions. As of December 31, 2016, and January 2, 2016, the Company had $400 million of forward starting swaps outstanding which were executed in 2014. The objective of the hedges is to offset the expected variability on future payments associated with the interest rate on debt instruments expected to be issued in 2018. Gains or losses on the swaps are recorded in Accumulated other comprehensive loss and will be subsequently reclassified into earnings as the future interest expense is recognized in earnings or as ineffectiveness occurs.
Foreign Currency Contracts
Forward Contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from subsidiaries with functional currencies different than their own, which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases and sales of inventory. Gains and losses reclassified from Accumulated other comprehensive loss for the effective portion of the hedge are recorded in Cost of sales. The ineffective portion, if any, as well as gains and losses incurred after a hedge has been de-designated are not recorded in Accumulated other comprehensive loss, but are recorded directly to the Consolidated Statements of Operations in Other, net. At December 31, 2016 and January 2, 2016, the notional values of the forward currency contracts outstanding was $503.8 million and $439.3 million, respectively, maturing on various dates through 2017.
Purchased Option Contracts: The Company and its subsidiaries enter into various intercompany transactions whereby the notional values are denominated in currencies other than the functional currencies of the party executing the trade. In order to better match the cash flows of its intercompany obligations with cash flows from operations, the Company enters into purchased option contracts. Gains and losses reclassified from Accumulated other comprehensive loss for the effective portions of the hedge are recorded in Cost of sales. The ineffective portion, if any, as well as gains and losses incurred after a hedge has been de-designated are not recorded in Accumulated other comprehensive loss, but are recorded directly to the Consolidated Statements of Operations in Other, net. At December 31, 2016, the notional value of option contracts outstanding was $252.0 million, maturing on various dates through 2017. As of January 2, 2016, the notional value of purchased option contracts was $197.4 million, maturing on various dates in 2016.
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
The changes in fair value of the interest rate swaps during the period were recognized in earnings as well as the offsetting changes in fair value of the underlying notes. There were no open contracts as of December 31, 2016 and the notional value of open contracts was $950.0 million as of January 2, 2016. A summary of the fair value adjustments relating to these swaps is as follows (in millions):

	Year-to-Date 2016		Year-to-Date 2015
Income Statement Classification	Gain/(Loss) on Swaps*	Gain /(Loss) on Borrowings	Gain/(Loss) on Swaps*	Gain /(Loss) on Borrowings
Interest Expense	$(3.3)	$3.8	$11.8	$(11.8)
* Includes ineffective portion and amount excluded from effectiveness testing on derivatives.
In addition to the fair value adjustments in the table above, the net swap accruals for each period and amortization of the gains on terminated swaps are also reported as a reduction of interest expense and totaled $6.9 million and $14.2 million for 2016 and 2015, respectively. Interest expense on the underlying debt was $19.9 million (for the period prior to termination of the derivatives) and $47.1 million for 2016 and 2015, respectively.
NET INVESTMENT HEDGES
Foreign Exchange Contracts: The Company utilizes net investment hedges to offset the translation adjustment arising from re-measurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive loss were a gain of $88.6 million and $11.8 million at December 31, 2016 and January 2, 2016, respectively. As of December 31, 2016, the Company had foreign exchange contracts that mature on various dates through 2017 with notional values totaling $1.0 billion outstanding hedging a portion of its British pound sterling, Mexican peso, Swedish krona, Euro and Canadian dollar denominated net investments, and a cross currency swap with a notional value totaling $250.0 million maturing 2023 hedging a portion of its Japanese yen denominated net investment. Of the $1.0 billion discussed above, $136.1 million hedging a portion of the British pound sterling net investments had been de-designated as of December 31, 2016. As of January 2, 2016, the Company had foreign exchange contracts maturing on various dates through 2016 with notional values totaling $1.9 billion outstanding hedging a portion of its British pound sterling, Mexican peso, Japanese yen, Swedish krona, Euro and Canadian denominated net investment. For the year ended December 31, 2016 and January 2, 2016, maturing foreign exchange contracts resulted in net cash received of $104.7 million and $137.7 million, respectively. Gains and losses on net investment hedges remain in Accumulated other comprehensive loss until disposal of the underlying assets. Gains and losses after a hedge has been de-designated are recorded directly to the Consolidated Statements of Operations in Other, net.
The pre-tax gain or loss from fair value changes was as follows (in millions):

	Year-to-Date 2016			Year-to-Date 2015
Income Statement Classification	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement
Other-net	$117.8	$—	$—	$75.5	$—	$—
*Includes ineffective portion and amount excluded from effectiveness testing.

In February 2017, the Company issued €600.0 million in Euro denominated commercial paper under its $3.0 billion U.S. Dollar and Euro commercial paper program which has been designated as a Net Investment Hedge against a portion of its EUR denominated net investment. The notional amount of the Euro commercial paper program matches the portion of the net investment designated as being hedged and they are denominated in the same currency; therefore, the Company does not expect to incur any ineffectiveness.
UNDESIGNATED HEDGES
Foreign Exchange Contracts: Currency swaps and foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the forward contracts outstanding at December 31, 2016 was $1.5 billion maturing on various dates through 2017. The total notional amount of the forward contracts outstanding at January 2, 2016 was $2.0 billion maturing on various dates through 2016. The income statement impacts related to derivatives not designated as hedging instruments for 2016 and 2015 are as follows (in millions):

Derivatives Not Designated as Hedging Instruments under ASC 815	Income Statement Classification	Year-to-Date 2016 Amount of Gain (Loss) Recorded in Income on Derivative	Year-to-Date 2015 Amount of Gain (Loss) Recorded in Income on Derivative
Foreign Exchange Contracts	Other-net	$(21.1)	$(8.9)
J. CAPITAL STOCK
EARNINGS PER SHARE — The following table reconciles net earnings attributable to common shareowners and the weighted average shares outstanding used to calculate basic and diluted earnings per share for the fiscal years ended December 31, 2016, January 2, 2016, and January 3, 2015.
Earnings per Share Computation:

	2016	2015	2014
Numerator (in millions):
Net earnings from continuing operations attributable to common shareowners	$965.3	$903.8	$857.2
Net loss from discontinued operations	—	(20.1)	(96.3)
Net earnings attributable to common shareowners	$965.3	$883.7	$760.9

	2016	2015	2014
Denominator (in thousands):
Basic earnings per share –– weighted-average shares	146,041	148,234	156,090
Dilutive effect of stock options and awards	2,166	4,472	3,647
Diluted earnings per share –– weighted-average shares	148,207	152,706	159,737

	2016	2015	2014
Earnings (loss) per share of common stock:
Basic earnings (loss) per share of common stock:
Continuing operations	$6.61	$6.10	$5.49
Discontinued operations	—	(0.14)	(0.62)
Total basic earnings per share of common stock	$6.61	$5.96	$4.87
Diluted earnings (loss) per share of common stock:
Continuing operations	$6.51	$5.92	$5.37
Discontinued operations	—	(0.13)	(0.60)
Total dilutive earnings per share of common stock	$6.51	$5.79	$4.76

The following weighted-average stock options were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	2016	2015	2014
Number of stock options	734	646	634

As described in detail below, under "Other Equity Arrangements," the Company issued Equity Units in December 2013 comprised of $345.0 million of Notes and Equity Purchase Contracts, which obligated the holders to purchase on November 17, 2016, for $100, between 1.0122 and 1.2399 shares of the Company’s common stock. The shares related to the Equity Purchase Contracts were anti-dilutive during 2014 and certain months in 2015 and 2016. Upon the November 17, 2016 settlement date, the Company issued 3,504,165 shares of common stock and received cash proceeds of $345.0 million.
COMMON STOCK ACTIVITY — Common stock activity for 2016, 2015 and 2014 was as follows:

	2016	2015	2014
Outstanding, beginning of year	153,944,291	157,125,450	155,479,230
Issued from treasury	4,870,761	6,046,405	1,986,796
Returned to treasury	(6,255,285)	(9,227,564)	(340,576)
Outstanding, end of year	152,559,767	153,944,291	157,125,450
Shares subject to the forward share purchase contract	(3,645,510)	(5,249,332)	(1,603,822)
Outstanding, less shares subject to the forward share purchase contract	148,914,257	148,694,959	155,521,628
In 2016, the Company repurchased 3,940,087 shares of common stock for approximately $374.1 million. Additionally, the Company net-share settled capped call options on its common stock and received 711,376 shares during 2016.
In November 2016, the Company issued 3,504,165 shares of common stock to settle the purchase contracts of the 2013 Equity Units.
In December 2015, the Company issued 2,869,169 shares of common stock to settle the conversion feature of the Convertible Preferred Stock issued and redeemed through a combination settlement.
See "Other Equity Arrangements" below for further details of the above transactions.
In March 2015, the Company entered into a forward share purchase contract with a financial institution counterparty for 3,645,510 shares of common stock. The contract obligates the Company to pay $350.0 million, plus an additional amount related to the forward component of the contract. In November 2016, the Company amended the settlement date to April 2019, or earlier at the Company's option. The reduction of common shares outstanding was recorded at the inception of the forward share purchase contract in March 2015 and factored into the calculation of weighted average shares outstanding at that time.
In October 2014, the Company entered into a forward share purchase contract on its common stock. The contract obligated the Company to pay $150.0 million, plus an additional amount related to the forward component of the contract, to the financial institution counterparty not later than October 2016, or earlier at the Company’s option, for the 1,603,822 shares purchased. The reduction of common shares outstanding was recorded at the inception of the forward share purchase contract in October 2014 and factored into the calculation of weighted average shares outstanding at that time. In October 2016, the Company physically settled the contract, receiving 1,603,822 shares for a settlement amount of $147.4 million. These shares are reflected as "Returned to treasury" in the table above.
COMMON STOCK RESERVED — Common stock shares reserved for issuance under various employee and director stock plans at December 31, 2016 and January 2, 2016 are as follows:

	2016	2015
Employee stock purchase plan	1,936,093	2,104,326
Other stock-based compensation plans	4,998,983	7,994,342
Total shares reserved	6,935,076	10,098,668

PREFERRED STOCK PURCHASE RIGHTS — Prior to March 10, 2016, each outstanding share of common stock had a 1 share purchase right. Each purchase right could be exercised to purchase one two-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $220.00, subject to adjustment. The rights, which did not have voting rights, expired on March 10, 2016. There were no outstanding rights or shares of Series A Junior Participating Preferred Stock as of December 31, 2016.

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
The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used to value grants made in 2016, 2015 and 2014.

	2016	2015	2014
Average expected volatility	24.1%	25.0%	27.0%
Dividend yield	2.0%	2.0%	2.2%
Risk-free interest rate	2.0%	1.9%	1.8%
Expected term	5.3 years	5.3 years	5.3 years
Fair value per option	$23.41	$21.94	$19.98
Weighted average vesting period	2.4 years	2.8 years	2.8 years
Stock Options:
The number of stock options and weighted-average exercise prices as of December 31, 2016 are as follows:

	Options	Price
Outstanding, beginning of year	6,042,839	$77.36
Granted	1,250,198	118.97
Exercised	(718,275)	65.98
Forfeited	(141,176)	95.15
Outstanding, end of year	6,433,586	$86.33
Exercisable, end of year	3,897,279	$71.21
At December 31, 2016, the range of exercise prices on outstanding stock options was $30.03 to $121.63. Stock option expense was $22.8 million, $16.7 million and $16.5 million for the years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively. At December 31, 2016, the Company had $36.2 million of unrecognized pre-tax compensation expense for stock options. This expense will be recognized over the remaining vesting periods which are 2.4 years on a weighted average basis.
During 2016, the Company received $47.4 million in cash from the exercise of stock options. The related tax benefit from the exercise of these options was $13.0 million. During 2016, 2015 and 2014, the total intrinsic value of options exercised was $35.9 million, $102.7 million and $33.7 million, respectively. When options are exercised, the related shares are issued from treasury stock.

ASC 718, “Compensation — Stock Compensation,” requires the benefit arising from tax deductions in excess of recognized compensation cost to be classified as a financing cash flow. To quantify the recognized compensation cost on which the excess tax benefit is computed, both actual compensation expense recorded and pro-forma compensation cost reported in disclosures are considered. An excess tax benefit is generated on the extent to which the actual gain, or spread, an optionee receives upon exercise of an option exceeds the fair value determined at the grant date; that excess spread over the fair value of the option times the applicable tax rate represents the excess tax benefit. In 2016, 2015 and 2014, the Company reported $9.1 million, $21.2 million and $7.3 million, respectively, of excess tax benefits as a financing cash flow within the proceeds from issuance of common stock caption.
Outstanding and exercisable stock option information at December 31, 2016 follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Ranges	Options	Weighted- average Remaining Contractual Life	Weighted- average Exercise Price	Options	Weighted- average Remaining Contractual Life	Weighted- average Exercise Price
$35.00 and below	56,460	1.96	$33.00	56,460	1.96	$33.00
$35.01 — 50.00	93,799	2.75	48.65	93,799	2.75	48.65
$50.01 — higher	6,283,327	6.90	87.37	3,747,020	5.41	72.35
	6,433,586	6.79	$86.33	3,897,279	5.30	$71.21
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
As of December 31, 2016, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $187.8 million and $169.5 million, respectively.
Employee Stock Purchase Plan:
The Employee Stock Purchase Plan (“ESPP”) enables eligible employees in the United States and Canada to subscribe at any time to purchase shares of common stock on a monthly basis at the lower of 85.0% of the fair market value of the shares on the grant date ($86.87 per share for fiscal year 2016 purchases) or 85.0% of the fair market value of the shares on the last business day of each month. A maximum of 6,000,000 shares are authorized for subscription. During 2016, 2015 and 2014, 168,233 shares, 182,039 shares and 128,144 shares, respectively, were issued under the plan at average prices of $84.46, $71.80, and $71.69 per share, respectively, and the intrinsic value of the ESPP purchases was $4.8 million, $5.4 million and $1.9 million, respectively. For 2016, the Company received $14.2 million in cash from ESPP purchases, and there was no related tax benefit. The fair value of ESPP shares was estimated using the Black-Scholes option pricing model. ESPP compensation cost is recognized ratably over the one-year term based on actual employee stock purchases under the plan. The fair value of the employees’ purchase rights under the ESPP was estimated using the following assumptions for 2016, 2015 and 2014, respectively: dividend yield of 2.1%, 2.2% and 2.5%; expected volatility of 20.0%, 19.0% and 25.0%; risk-free interest rates of 0.5%, 0.1%, and 0.1%; and expected lives of one year. The weighted average fair value of those purchase rights granted in 2016, 2015 and 2014 was $29.68, $31.41 and $17.10, respectively. Total compensation expense recognized for ESPP amounted to $4.7 million for 2016, $5.4 million for 2015, and $2.1 million for 2014.
Restricted Share Units and Awards:
Compensation cost for restricted share units and awards, including restricted shares granted to French employees in lieu of RSUs, (collectively “RSUs”) granted to employees is recognized ratably over the vesting term, which varies but is generally 4 years. RSU grants totaled 445,155 shares, 349,768 shares and 559,955 shares in 2016, 2015 and 2014, respectively. The weighted-average grant date fair value of RSUs granted in 2016, 2015 and 2014 was $118.20, $107.43 and $93.67 per share, respectively.
Total compensation expense recognized for RSUs amounted to $32.6 million, $30.9 million and $26.0 million in 2016, 2015 and 2014, respectively. The actual tax benefit received in the period the shares were delivered was $11.4 million. The excess tax benefit recognized was $2.4 million, $7.0 million, and $3.5 million in 2016, 2015 and 2014, respectively. As of December 31, 2016, unrecognized compensation expense for RSUs amounted to $79.8 million and this cost will be recognized over a weighted-average period of 2.2 years.

A summary of non-vested restricted stock unit and award activity as of December 31, 2016, and changes during the twelve month period then ended is as follows:

	Restricted Share Units & Awards	Weighted Average Grant Date Fair Value
Non-vested at January 2, 2016	1,086,669	$88.19
Granted	445,155	118.20
Vested	(315,766)	117.19
Forfeited	(84,034)	103.95
Non-vested at December 31, 2016	1,132,024	$100.53
The total fair value of shares vested (market value on the date vested) during 2016, 2015 and 2014 was $37.0 million, $72.2 million and $64.5 million, respectively.
Non-employee members of the Board of Directors received restricted share-based grants which must be cash settled and accordingly mark-to-market accounting is applied. Additionally, the Board of Directors were granted restricted share units for which compensation expense of $1.1 million was recognized for 2016, 2015 and 2014.
Long-Term Performance Awards:
The Company has granted Long Term Performance Awards (“LTIPs”) under its 2009 and 2013 Long Term Incentive Plans to senior management employees for achieving Company performance measures. Awards are payable in shares of common stock, which may be restricted if the employee has not achieved certain stock ownership levels, and generally no award is made if the employee terminates employment prior to the payout date. LTIP grants were made in 2014, 2015 and 2016. Each grant has separate annual performance goals for each year within the respective three year performance period. Earnings per share and cash flow return on investment represent 75% of the share payout of each grant. There is a third market-based element, representing 25% of the total grant, which measures the Company’s common stock return relative to peers over the performance period. The ultimate delivery of shares will occur in 2017, 2018 and 2019 for the 2014, 2015 and 2016 grants, respectively. Total payouts are based on actual performance in relation to these goals.
Expense recognized for these performance awards amounted to $20.0 million in 2016, $13.8 million in 2015, and $11.4 million in 2014. With the exception of the market-based award, in the event performance goals are not met, compensation cost is not recognized and any previously recognized compensation cost is reversed.
A summary of the activity pertaining to the maximum number of shares that may be issued is as follows:

	Share Units	Weighted Average Grant Date Fair Value
Non-vested at January 2, 2016	842,541	$78.83
Granted	261,081	86.56
Vested	(162,136)	71.42
Forfeited	(140,412)	72.11
Non-vested at December 31, 2016	801,074	$84.03

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
Equity Units and Capped Call Transactions

As described more fully in Note H, Long-Term Debt and Financing Arrangements, in December 2013, the Company issued Equity Units comprised of $345.0 million of Notes and Equity Purchase Contracts. The Equity Purchase Contracts obligated the holders to purchase on November 17, 2016, for $100, between 1.0122 and 1.2399 shares of the Company’s common stock, which are equivalent to an initial settlement price of $98.80 and $80.65, respectively, per share of common stock.

In accordance with the Equity Purchase Contracts, on November 17, 2016, the Company issued 3,504,165 shares of common shares and received additional cash proceeds of $345.0 million. The conversion rate used in calculating the average of the daily volume-weighted average price of common stock during the market value averaging period, was 1.0157 (equivalent to the minimum settlement rate and a conversion price of $98.45 per common share) on November 17, 2016.

Contemporaneously with the issuance of the Equity Units described above, the Company paid $9.7 million, or an average of $2.77 per option, to enter into capped call transactions on 3.5 million shares of common stock with a major financial institution. The purpose of the capped call transactions is to offset the potential economic dilution associated with the common shares issuable upon the settlement of the Equity Purchase Contracts. Refer to Note H, Long-Term Debt and Financing Arrangements, for further discussion. The $9.7 million premium paid was recorded as a reduction to equity.

The capped call transactions cover, subject to customary anti-dilution adjustments, the number of shares equal to the number of shares issuable upon settlement of the Equity Purchase Contracts at the 1.0122 minimum settlement rate. The capped call transactions had a term of approximately three years and initially had a lower strike price of $98.80, which corresponded to a minimum settlement rate of the Equity Purchase Contracts, and an upper strike price of $112.91, which was approximately 40% higher than the closing price of the Company’s common stock on November 25, 2013, subject to customary anti-dilution adjustments. In October and November 2016, the Company’s capped call options on its common stock expired and were net-share settled resulting in the Company receiving 418,234 shares using an average reference price of $117.84 per common share.
Convertible Preferred Units and Equity Option

As described more fully in Note H, Long-Term Debt and Financing Arrangements, in November 2010, the Company issued Convertible Preferred Units comprised of $632.5 million of Notes due November 17, 2018 and Purchase Contracts. The Purchase Contracts obligated the holders to purchase, on November 17, 2015, 6.3 million shares, for $100 per share, of the Company’s 4.75% Series B Cumulative Convertible Preferred Stock (the “Convertible Preferred Stock”).

In accordance with the Purchase Contracts, on November 17, 2015, the Company issued 6.3 million shares of Convertible Preferred Stock resulting in cash proceeds to the Company of $632.5 million. On November 18, 2015, the Company informed holders that it would redeem all outstanding shares of Convertible Preferred Stock on December 24, 2015 (the “Redemption Date”) at $100.49 per share in cash (the “Redemption Price”), which is equal to the liquidation preference of $100 per share of Convertible Preferred Stock, plus accrued and unpaid dividends thereon to, but excluding, the Redemption Date.

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
K. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss:

(Millions of Dollars)	Currency translation adjustment and other	Unrealized (losses) gains on cash flow hedges, net of tax	Unrealized (losses) gains on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - January 3, 2015	$(796.8)	$(50.9)	$(37.2)	$(385.3)	$(1,270.2)
Other comprehensive (loss) income before reclassifications	(504.1)	21.2	49.0	21.3	(412.6)
Reclassification adjustments to earnings	—	(22.4)	—	11.0	(11.4)
Net other comprehensive (loss) income	(504.1)	(1.2)	49.0	32.3	(424.0)
Balance - January 2, 2016	(1,300.9)	(52.1)	11.8	(353.0)	(1,694.2)
Other comprehensive (loss) income before reclassifications	(285.4)	9.1	76.8	(36.3)	(235.8)
Reclassification adjustments to earnings	—	(3.3)	—	12.1	8.8
Net other comprehensive (loss) income	(285.4)	5.8	76.8	(24.2)	(227.0)
Balance - December 31, 2016	$(1,586.3)	$(46.3)	$88.6	$(377.2)	$(1,921.2)

(Millions of Dollars)	2016	2015
Components of accumulated other comprehensive loss	Reclassification adjustments	Reclassification adjustments	Affected line item in Consolidated Statements of Operations
Realized gains on cash flow hedges	$21.7	$57.4	Cost of sales
Realized losses on cash flow hedges	(15.1)	(15.1)	Interest Expense
Total before taxes	$6.6	$42.3
Tax effect	(3.3)	(19.9)	Income taxes on continuing operations
Realized gains on cash flow hedges, net of tax	$3.3	$22.4
Amortization of defined benefit pension items:
Actuarial losses and prior service costs / credits	$(10.4)	$(9.7)	Cost of sales
Actuarial losses and prior service costs / credits	(6.9)	(6.4)	Selling, general and administrative
Total before taxes	(17.3)	(16.1)
Tax effect	5.2	5.1	Income taxes on continuing operations
Amortization of defined benefit pension items, net of tax	$(12.1)	$(11.0)

L. EMPLOYEE BENEFIT PLANS
EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”) Most U.S. employees may contribute from 1% to 25% of their eligible compensation to a tax-deferred 401(k) savings plan, subject to restrictions under tax laws. Employees generally direct the investment of their own contributions into various investment funds. An employer match benefit is provided under the plan equal to one-half of each employee’s tax-deferred contribution up to the first 7% of their compensation. Participants direct the entire employer match benefit such that no participant is required to hold the Company’s common stock in their 401(k) account. The employer match benefit totaled $21.9 million, $21.1 million and $19.9 million in 2016, 2015 and 2014, respectively. In addition to the regular employer match, $4.3 million will be allocated to the employee's accounts for forfeitures and a surplus resulting from appreciation of the Company's share value in 2016.
In addition, approximately 7,700 U.S. salaried and non-union hourly employees are eligible to receive a non-contributory benefit under the Core benefit plan. Core benefit allocations range from 2% to 6% of eligible employee compensation based on age. Core transition benefit allocations and additional Core transition benefit allocations were made under the plan for the years 2011-2015 for certain employees who were previously eligible for Cornerstone account allocations (the predecessor to the Core benefit plan) and certain employees who were previously eligible to accrue benefits under specified defined benefit plans. No Core transition benefit allocations or additional Core transition benefit allocations were made after December 31, 2015. Allocations for benefits earned under the Core plan were $17.6 million in 2016, $22.1 million in 2015 and $20.7 million in 2014. Assets held in participant Core accounts are invested in target date retirement funds which have an age-based allocation of investments.
Shares of the Company's common stock held by the ESOP were purchased with the proceeds of borrowings from the Company in 1991 ("1991 internal loan"). Shareowners' equity reflects a reduction equal to the cost basis of unearned (unallocated) shares purchased with the internal borrowings. In 2016, 2015 and 2014, the Company made additional contributions to the ESOP for $7.9 million, $7.2 million, and $9.4 million, respectively, which were used by the ESOP to make additional payments on the 1991 internal loan. These payments triggered the release of 219,492, 184,753 and 230,032 shares of unallocated stock, respectively.
Net ESOP activity recognized is comprised of the cost basis of shares released, the cost of the aforementioned Core and 401(k) match defined contribution benefits, less the fair value of shares released and dividends on unallocated ESOP shares. The Company’s net ESOP activity resulted in income of $3.1 million in 2016 and expense of $0.8 million in 2015 and $0.7 million in 2014. ESOP expense is affected by the market value of the Company’s common stock on the monthly dates when shares are released. The market value of shares released averaged $112.12 in 2016, $101.79 per share in 2015 and $88.05 per share in 2014.
Unallocated shares are released from the trust based on current period debt principal and interest payments as a percentage of total future debt principal and interest payments. Dividends on both allocated and unallocated shares may be used for debt service and to credit participant accounts for dividends earned on allocated shares. Dividends paid on the shares acquired with the 1991 internal loan were used solely to pay internal loan debt service in all periods. Dividends on ESOP shares, which are charged to shareowners’ equity as declared, were $9.0 million in 2016, $9.7 million in 2015 and $10.6 million in 2014, net of the tax benefit which is recorded within equity. Dividends on ESOP shares were utilized entirely for debt service in all years. Interest costs incurred by the ESOP on the 1991 internal loan, which have no earnings impact, were $3.1 million, $3.8 million and $4.7 million for 2016, 2015 and 2014, respectively. Both allocated and unallocated ESOP shares are treated as outstanding for purposes of computing earnings per share. As of December 31, 2016, the cumulative number of ESOP shares allocated to participant accounts was 14,145,330, of which participants held 2,386,937 shares, and the number of unallocated shares was 1,396,027. At December 31, 2016, there were 21,732 released shares in the ESOP trust holding account pending allocation. The Company made cash contributions totaling $4.2 million in 2016, $4.4 million in 2015 and $3.4 million in 2014 excluding additional contributions of $7.9 million, $7.2 million and $9.4 million in 2016, 2015 and 2014, respectively, as discussed previously.
PENSION AND OTHER BENEFIT PLANS — The Company sponsors pension plans covering most domestic hourly and certain executive employees, and approximately 14,500 foreign employees. Benefits are generally based on salary and years of service, except for U.S. collective bargaining employees whose benefits are based on a stated amount for each year of service.
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
In addition to the multiemployer plans, various other defined contribution plans are sponsored worldwide.
The expense for such defined contribution plans, aside from the earlier discussed ESOP plans, is as follows:

(Millions of Dollars)	2016	2015	2014
Multi-employer plan expense	$5.1	$4.0	$4.0
Other defined contribution plan expense	$15.4	$11.7	$14.0

The components of net periodic pension (benefit) expense are as follows:

	U.S. Plans			Non-U.S. Plans
(Millions of Dollars)	2016	2015	2014	2016	2015	2014
Service cost	$9.4	$7.0	$8.9	$12.5	$14.4	$13.1
Interest cost	45.3	54.0	56.4	37.0	46.8	59.3
Expected return on plan assets	(67.9)	(74.9)	(72.1)	(44.5)	(56.5)	(61.0)
Prior service cost amortization	5.2	1.8	1.1	0.3	0.9	0.3
Actuarial loss amortization	7.1	7.2	0.9	5.9	7.5	7.0
Settlement / curtailment loss	—	—	—	0.7	1.5	0.3
Net periodic pension (benefit) expense	$(0.9)	$(4.9)	$(4.8)	$11.9	$14.6	$19.0

The Company provides medical and dental benefits for certain retired employees in the United States and Canada. Approximately 13,300 participants are covered under these plans. Net periodic post-retirement benefit expense was comprised of the following elements:

	Other Benefit Plans
(Millions of Dollars)	2016	2015	2014
Service cost	$0.6	$0.5	$1.0
Interest cost	1.7	2.1	2.7
Prior service credit amortization	(1.2)	(1.3)	(1.4)
Actuarial loss amortization	—	—	(0.1)
Net periodic post-retirement expense	$1.1	$1.3	$2.2

In the first quarter of 2016, the Company changed the method used to estimate the service and interest cost components of net periodic pension (benefit) expense. The new estimation method uses a full yield curve approach by applying specific spot rates along the yield curve used in the determination of the pension benefit obligation, to their underlying projected cash flows, and provides a more precise measurement of the service and interest cost components. Previously, the Company used a single weighted average discount rate derived from the corresponding yield curve used to measure the pension benefit obligation. The change is applied prospectively as a change in estimate that is inseparable from a change in accounting principle and reduced service and interest cost for the year ended December 31, 2016 by approximately $13.9 million.

Changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss in 2016 are as follows:

(Millions of Dollars)	2016
Current year actuarial loss	$122.1
Amortization of actuarial loss	(13.0)
Prior service credit from plan amendments	(39.4)
Amortization of prior service costs	(4.3)
Settlement / curtailment loss	(0.8)
Currency / other	(31.1)
Total increase recognized in accumulated other comprehensive loss (pre-tax)	$33.5

The amounts in Accumulated other comprehensive loss expected to be recognized as components of net periodic benefit costs during 2017 total $15.1 million, representing amortization of actuarial losses.
The changes in the pension and other post-retirement benefit obligations, fair value of plan assets, as well as amounts recognized in the Consolidated Balance Sheets, are shown below.

	U.S. Plans		Non-U.S. Plans		Other Benefits
(Millions of Dollars)	2016	2015	2016	2015	2016	2015
Change in benefit obligation
Benefit obligation at end of prior year	$1,385.7	$1,460.5	$1,374.2	$1,540.4	$61.0	$69.8
Service cost	9.4	7.0	12.5	14.4	0.6	0.5
Interest cost	45.3	54.0	37.0	46.8	1.7	2.1
Settlements/curtailments	—	—	(5.7)	(8.0)	—	—
Actuarial loss (gain)	41.5	(45.8)	229.7	(86.7)	(0.7)	(2.1)
Plan amendments	1.8	5.8	(40.4)	0.2	(0.8)	—
Foreign currency exchange rates	—	—	(190.0)	(76.2)	0.3	(1.5)
Participant contributions	—	—	0.3	0.3	—	—
Expenses paid from assets and other	(5.5)	(3.4)	(2.0)	(1.3)	—	—
Benefits paid	(119.2)	(92.4)	(55.8)	(55.7)	(7.9)	(7.8)
Benefit obligation at end of year	$1,359.0	$1,385.7	$1,359.8	$1,374.2	$54.2	$61.0
Change in plan assets
Fair value of plan assets at end of prior year	$1,081.5	$1,174.1	$1,047.3	$1,115.7	$—	$—
Actual return on plan assets	90.9	(19.3)	169.4	8.3	—	—
Participant contributions	—	—	0.3	0.3	—	—
Employer contributions	19.4	22.5	29.5	35.5	7.9	7.8
Settlements	—	—	(5.5)	(6.4)	—	—
Foreign currency exchange rate changes	—	—	(167.9)	(48.2)	—	—
Expenses paid from assets and other	(5.5)	(3.4)	(2.0)	(2.2)	—	—
Benefits paid	(119.2)	(92.4)	(55.8)	(55.7)	(7.9)	(7.8)
Fair value of plan assets at end of plan year	$1,067.1	$1,081.5	$1,015.3	$1,047.3	$—	$—
Funded status — assets less than benefit obligation	$(291.9)	$(304.2)	$(344.5)	$(326.9)	$(54.2)	$(61.0)
Unrecognized prior service cost (credit)	5.8	9.1	(35.0)	2.3	(6.2)	(6.6)
Unrecognized net actuarial loss	267.2	255.8	296.7	233.5	0.5	1.4
Unrecognized net transition obligation	—	—	0.1	0.1	—	—
Net amount recognized	$(18.9)	$(39.3)	$(82.7)	$(91.0)	$(59.9)	$(66.2)

	U.S. Plans		Non-U.S. Plans		Other Benefits
(Millions of Dollars)	2016	2015	2016	2015	2016	2015
Amounts recognized in the Consolidated Balance Sheets
Prepaid benefit cost (non-current)	$—	$—	$0.2	$2.9	$—	$—
Current benefit liability	(25.8)	(11.0)	(10.0)	(7.9)	(5.9)	(6.7)
Non-current benefit liability	(266.1)	(293.2)	(334.7)	(321.9)	(48.3)	(54.3)
Net liability recognized	$(291.9)	$(304.2)	$(344.5)	$(326.9)	$(54.2)	$(61.0)
Accumulated other comprehensive loss (pre-tax):
Prior service cost (credit)	$5.8	$9.1	$(35.0)	$2.3	$(6.2)	$(6.6)
Actuarial loss	267.2	255.8	296.7	233.5	0.5	1.4
Transition liability	—	—	0.1	0.1	—	—
	$273.0	$264.9	$261.8	$235.9	$(5.7)	$(5.2)
Net amount recognized	$(18.9)	$(39.3)	$(82.7)	$(91.0)	$(59.9)	$(66.2)
The accumulated benefit obligation for all defined benefit pension plans was $2,666.7 million at December 31, 2016 and $2,714.0 million at January 2, 2016. Information regarding pension plans in which accumulated benefit obligations exceed plan assets follows:

	U.S. Plans		Non-U.S. Plans
(Millions of Dollars)	2016	2015	2016	2015
Projected benefit obligation	$1,359.0	$1,385.7	$1,334.1	$894.5
Accumulated benefit obligation	$1,353.0	$1,383.9	$1,290.7	$855.5
Fair value of plan assets	$1,067.1	$1,081.5	$990.5	$566.9
Information regarding pension plans in which projected benefit obligations (inclusive of anticipated future compensation increases) exceed plan assets follows:

	U.S. Plans		Non-U.S. Plans
(Millions of Dollars)	2016	2015	2016	2015
Projected benefit obligation	$1,359.0	$1,385.7	$1,359.0	$921.7
Accumulated benefit obligation	$1,353.0	$1,383.9	$1,313.2	$879.4
Fair value of plan assets	$1,067.1	$1,081.5	$1,014.4	$591.9
The major assumptions used in valuing pension and post-retirement plan obligations and net costs were as follows:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Other Benefits
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Weighted-average assumptions used to determine benefit obligations at year end:
Discount rate	4.00%	4.25%	3.75%	2.50%	3.25%	3.25%	3.50%	3.75%	3.25%
Rate of compensation increase	3.00%	6.00%	6.00%	3.75%	3.25%	3.50%	3.50%	3.50%	3.50%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	4.25%	3.75%	4.50%	3.25%	3.25%	4.00%	3.75%	3.25%	4.00%
Rate of compensation increase	6.00%	6.00%	6.00%	3.25%	3.50%	3.75%	3.50%	3.50%	3.50%
Expected return on plan assets	6.50%	6.50%	7.00%	4.75%	5.25%	5.75%	—	—	—

The expected rate of return on plan assets is determined considering the returns projected for the various asset classes and the relative weighting for each asset class. The Company will use a 5.35% weighted-average expected rate of return assumption to determine the 2017 net periodic benefit cost.
PENSION PLAN ASSETS  — Plan assets are invested in equity securities, government and corporate bonds and other fixed income securities, money market instruments and insurance contracts. The Company’s worldwide asset allocations at December 31, 2016 and January 2, 2016 by asset category and the level of the valuation inputs within the fair value hierarchy established by ASC 820 are as follows (in millions):

Asset Category	2016	Level 1	Level 2
Cash and cash equivalents	$50.8	$35.3	$15.5
Equity securities
U.S. equity securities	303.8	100.7	203.1
Foreign equity securities	254.1	75.8	178.3
Fixed income securities
Government securities	687.0	227.0	460.0
Corporate securities	687.9		687.9
Insurance contracts	35.0		35.0
Other	63.8		63.8
Total	$2,082.4	$438.8	$1,643.6

Asset Category	2015	Level 1	Level 2
Cash and cash equivalents	$58.1	$39.7	$18.4
Equity securities
U.S. equity securities	296.3	50.4	245.9
Foreign equity securities	269.0	43.2	225.8
Fixed income securities
Government securities	696.7	248.3	448.4
Corporate securities	716.9	—	716.9
Insurance contracts	33.2	—	33.2
Other	58.6	—	58.6
Total	$2,128.8	$381.6	$1,747.2
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

The Company's investment strategy for pension assets focuses on a liability-matching approach with gradual de-risking taking place over a period of many years.  The Company utilizes the current funded status to transition the portfolio toward investments that better match the duration and cash flow attributes of the underlying liabilities.  Assets approximating 50% of the Company's current pension liabilities have been invested in fixed income securities, using a liability / asset matching duration strategy, with the primary goal of mitigating exposure to interest rate movements and preserving the overall funded status of the underlying plans. Plan assets are broadly diversified and are invested to ensure adequate liquidity for immediate and medium term benefit payments. The Company’s target asset allocations include 25%-45% in equity securities, 50%-70% in fixed income securities and up to 10% in other securities. In 2016 and 2015, the funded status percentage (total plan assets divided by total projected benefit obligation) of all global pension plans was 77%, improved from 76% in 2014.

CONTRIBUTIONS —  The Company’s funding policy for its defined benefit plans is to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with federal law and other regulations. The Company expects to contribute approximately $65.6 million to its pension and other post-retirement benefit plans in 2017.

EXPECTED FUTURE BENEFIT PAYMENTS —  Benefit payments, inclusive of amounts attributable to estimated future employee service, are expected to be paid as follows over the next 10 years:

(Millions of Dollars)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Years 6-10
Future payments	$1,451.4	$187.9	$139.4	$137.3	$139.5	$141.6	$705.7
These benefit payments will be funded through a combination of existing plan assets, the returns on those assets, and amounts to be contributed in the future by the Company.
HEALTH CARE COST TRENDS — The weighted average annual assumed rate of increase in the per-capita cost of covered benefits (i.e., health care cost trend rate) is assumed to be 7.0% for 2017, reducing gradually to 4.5% by 2028 and remaining at that level thereafter. A one percentage point change in the assumed health care cost trend rate would affect the post-retirement benefit obligation as of December 31, 2016 by approximately $1.6 million to $1.8 million, and would have an immaterial effect on the net periodic post-retirement benefit cost.
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
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of the hierarchy levels:

(Millions of Dollars)	Total Carrying Value	Level 1	Level 2
December 31, 2016
Money market fund	$4.3	$4.3	$—
Derivative assets	$110.2	$—	$110.2
Derivative liabilities	$97.6	$—	$97.6
January 2, 2016:
Money market fund	$7.0	$7.0	$—
Derivative assets	$79.3	$—	$79.3
Derivative liabilities	$96.1	$—	$96.1
The Company had no significant non-recurring fair value measurements, nor any financial assets or liabilities measured using Level 3 inputs, during 2016 and 2015.
As discussed in Note T, Divestitures, the Company recorded a pre-tax impairment loss of $60.7 million in the fourth quarter of 2014 in order to measure the Security segment's Spain and Italy operations at their estimated fair values less cost to sell. The estimated fair values were determined using Level 3 inputs, including relevant market information as well as a discounted cash flow analysis based on estimated projections.

The following table presents the carrying values and fair values of the Company's financial assets and liabilities, as well as the Company's debt, as of December 31, 2016 and January 2, 2016:

	December 31, 2016		January 2, 2016
(Millions of Dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Other investments	$8.9	$9.2	$11.7	$11.7
Derivative assets	$110.2	$110.2	$79.3	$79.3
Derivative liabilities	$97.6	$97.6	$96.1	$96.1
Long-term debt, including current portion	$3,823.1	$3,967.4	$3,797.2	$4,034.4
The other investments relate to the West Coast Loading Corporation ("WCLC") trust and are considered Level 1 instruments within the fair value hierarchy. The long-term debt instruments are considered Level 2 instruments and are measured using a discounted cash flow analysis based on the Company’s marginal borrowing rates. The differences between the carrying values and fair values of long-term debt are attributable to the stated interest rates differing from the Company's marginal borrowing rates. The fair values of the Company's variable rate short-term borrowings approximate their carrying values at December 31, 2016 and January 2, 2016. The fair values of foreign currency and interest rate swap agreements, comprising the derivative assets and liabilities in the table above, are based on current settlement values.
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

O. RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS
A summary of the restructuring reserve activity from January 2, 2016 to December 31, 2016 is as follows (in millions):

	1/2/2016	Net Additions	Usage	Currency	12/31/2016
Severance and related costs	$44.3	$27.3	$(50.0)	$(0.2)	$21.4
Facility closures and asset impairments	14.4	21.7	(21.0)	(0.9)	14.2
Total	$58.7	$49.0	$(71.0)	$(1.1)	$35.6
During 2016, the Company recognized net restructuring charges and asset impairments of $49.0 million. This amount reflects $27.3 million of net severance charges associated with the reduction of 1,326 employees. The Company also recognized $11.0 million of facility closure costs and $10.7 million of asset impairments.
The majority of the $35.6 million of reserves remaining as of December 31, 2016 is expected to be utilized within the next twelve months.
Segments: The $49 million of net restructuring charges and asset impairments for the twelve months ended December 31, 2016 includes: $13 million of net charges pertaining to the Tools & Storage segment; $17 million of net charges pertaining to the Security segment; $9 million of net charges pertaining to the Industrial segment; and $10 million of net charges pertaining to Corporate.
N. OTHER COSTS AND EXPENSES
Other-net is primarily comprised of intangible asset amortization expense (see Note F, Goodwill and Intangible Assets), currency related gains or losses, environmental remediation expense and other charges primarily consisting of merger and acquisition-related transaction costs, as well as pension curtailments and settlements.
Research and development costs, which are classified in SG&A, were $204.4 million, $188.0 million and $174.6 million for fiscal years 2016, 2015 and 2014, respectively.

P. BUSINESS SEGMENTS AND GEOGRAPHIC AREAS
As previously discussed, in the first quarter of 2015 the Company combined the CDIY business with certain complementary elements of the IAR and Healthcare businesses (formerly part of the Industrial and Security segments, respectively) to form one Tools & Storage business. The Company recast segment net sales and profit for all years to align with this change in organizational structure. There was no impact to the consolidated financial statements of the Company as a result of this change.
The Company classifies its business into three reportable segments, which also represent its operating segments: Tools & Storage, Security and Industrial.
The Tools & Storage segment is comprised of the Power Tools and Hand Tools, Accessories & Storage ("HTAS") businesses. The Power Tools business includes both professional and consumer products. Professional products include professional grade corded and cordless electric power tools and equipment including drills, impact wrenches and drivers, grinders, saws, routers and sanders as well as pneumatic tools and fasteners including nail guns, nails, staplers, and staples, concrete and masonry anchors. Consumer products include corded and cordless electric power tools sold primarily under the BLACK+DECKER brand, lawn and garden products, including hedge trimmers, string trimmers, lawn mowers, edgers, and related accessories, and home products such as hand held vacuums, paint tools, and cleaning appliances.
The HTAS business sells measuring, leveling and layout tools, planes, hammers, demolition tools, knives, saws, chisels, and industrial and automotive tools. Power tool accessories include drill bits, router bits, abrasives and saw blades. Storage products include tool boxes, sawhorses, medical cabinets, and engineered storage solution products.
The Security segment is comprised of the Convergent Security Solutions ("CSS") and Mechanical Access Solutions ("MAS") businesses. The CSS business designs, supplies and installs electronic security systems and provides electronic security services, including alarm monitoring, video surveillance, fire alarm monitoring, systems integration and system maintenance. Purchasers of these systems typically contract for ongoing security systems monitoring and maintenance at the time of initial equipment installation. The business also sells healthcare solutions, which markets asset tracking, infant protection, pediatric protection, patient protection, wander management, fall management, and emergency call products. The MAS business sells automatic doors, commercial hardware, locking mechanisms, electronic keyless entry systems, keying systems, tubular and mortise door locksets.
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
The Company utilizes segment profit, which is defined as net sales minus cost of sales and SG&A inclusive of the provision for doubtful accounts (aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, interest income, interest expense, other-net (inclusive of intangible asset amortization expense), restructuring charges, and income taxes. Refer to Note O, Restructuring Charges and Asset Impairments, for the amount of net restructuring charges by segment, and Note F, Goodwill and Intangible Assets, for intangible amortization expense by segment. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and cost for certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Transactions between segments are not material. Segment assets primarily include cash, accounts receivable, inventory, other current assets, property, plant and equipment, intangible assets and other miscellaneous assets.
Net sales and long-lived assets are attributed to the geographic regions based on the geographic locations of the end customer and the Company subsidiary, respectively.

BUSINESS SEGMENTS

(Millions of Dollars)	2016	2015	2014
Net Sales
Tools & Storage	$7,469.2	$7,140.7	$7,033.0
Security	2,097.4	2,092.9	2,261.2
Industrial	1,840.3	1,938.2	2,044.4
Consolidated	$11,406.9	$11,171.8	$11,338.6
Segment Profit
Tools & Storage	$1,266.9	$1,170.1	$1,074.4
Security	269.2	239.6	259.2
Industrial	304.4	339.9	350.6
Segment Profit	1,840.5	1,749.6	1,684.2
Corporate overhead	(197.2)	(164.0)	(177.4)
Other-net	(196.9)	(222.0)	(239.6)
Restructuring charges and asset impairments	(49.0)	(47.6)	(18.8)
Interest income	23.2	15.2	13.6
Interest expense	(194.5)	(180.4)	(177.2)
Earnings from continuing operations before income taxes	$1,226.1	$1,150.8	$1,084.8
Capital and Software Expenditures
Tools & Storage	$227.3	$191.7	$183.0
Security	38.6	35.9	27.9
Industrial	81.1	83.8	74.3
Discontinued operations	—	—	5.8
Consolidated	$347.0	$311.4	$291.0
Depreciation and Amortization
Tools & Storage	$203.0	$196.5	$193.9
Security	98.2	105.2	127.8
Industrial	106.8	112.3	122.5
Discontinued operations	$—	$—	$5.6
Consolidated	$408.0	$414.0	$449.8
Segment Assets
Tools & Storage	$8,512.4	$8,492.9	$8,568.2
Security	3,139.0	3,741.6	3,972.0
Industrial	3,359.0	3,438.7	3,501.8
	15,010.4	15,673.2	16,042.0
Assets held for sale	523.4	—	29.5
Corporate assets	101.1	(545.4)	(268.1)
Consolidated	$15,634.9	$15,127.8	$15,803.4
Corporate assets primarily consist of cash, deferred taxes, and property, plant and equipment. Based on the nature of the Company's cash pooling arrangements, at times corporate-related cash accounts will be in a net liability position.
Sales to the Home Depot were 14%, 13%, and 11% of the Tools & Storage segment net sales in 2016, 2015 and 2014, respectively. Sales to Lowes were 15%, 14% and 13% of the Tools & Storage segment net sales in 2016, 2015 and 2014, respectively.

GEOGRAPHIC AREAS

(Millions of Dollars)	2016	2015	2014
Net Sales
United States	$6,135.6	$5,882.0	$5,492.4
Canada	515.3	516.3	591.3
Other Americas	635.6	706.5	788.4
France	582.7	595.7	695.6
Other Europe	2,468.6	2,371.5	2,585.3
Asia	1,069.1	1,099.8	1,185.6
Consolidated	$11,406.9	$11,171.8	$11,338.6
Property, Plant & Equipment
United States	$663.4	$676.0	$639.7
Canada	29.3	19.1	20.9
Other Americas	95.8	82.6	82.2
France	57.5	64.8	74.7
Other Europe	322.3	328.4	333.2
Asia	282.9	279.3	303.4
Consolidated	$1,451.2	$1,450.2	$1,454.1
Q. INCOME TAXES
Significant components of the Company’s deferred tax assets and liabilities at the end of each fiscal year were as follows:

(Millions of Dollars)	2016	2015
Deferred tax liabilities:
Depreciation	$108.7	$99.6
Amortization of intangibles	851.2	868.5
Liability on undistributed foreign earnings	260.7	319.9
Discharge of indebtedness	6.2	9.3
Inventories	6.2	—
Deferred revenue	27.3	25.5
Other	61.7	66.8
Total deferred tax liabilities	$1,322.0	$1,389.6
Deferred tax assets:
Employee benefit plans	$362.5	$361.1
Doubtful accounts and other customer allowances	19.3	19.0
Inventories	—	16.1
Accruals	110.4	135.6
Restructuring charges	4.9	12.6
Operating loss, capital loss and tax credit carryforwards	590.3	562.5
Currency and derivatives	45.1	42.2
Other	126.7	82.7
Total deferred tax assets	$1,259.2	$1,231.8
Net Deferred Tax Liabilities before Valuation Allowance	$62.8	$157.8
Valuation allowance	$525.5	$480.7
Net Deferred Tax Liabilities after Valuation Allowance	$588.3	$638.5

ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," provides that a liability related to an unrecognized tax benefit should be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. As a result, the

Company reclassified $12.7 million of unrecognized tax benefits as of December 31, 2016 and $30.1 million of unrecognized tax benefits as of January 2, 2016, which is reflected in the Operating loss, capital loss and tax credit carryforwards line in the table above. The year-over-year reduction in the amount of the reclassification is primarily due to the utilization of foreign tax credits and research and development credits during 2016.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” The objective of this update is to simplify the presentation of deferred income taxes by requiring all deferred tax assets and liabilities to be classified as noncurrent in the consolidated balance sheet. This ASU is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods, and can be applied either prospectively or retrospectively. The Company elected to early adopt the pronouncement in the fourth quarter of 2016 on a prospective basis. Prior periods were not retrospectively adjusted.

The Company’s liability on undistributed foreign earnings decreased by $59.2 million during 2016, of which $38.7 million was recorded to the income tax provision and $20.5 million was recorded to currency translation adjustments within Accumulated other comprehensive loss.  The amount recorded to currency translation adjustments was driven by the significant fluctuations in foreign exchange rates during 2016, which had the effect of reducing the liability. The amount recorded to the income tax provision is primarily related to a remeasurement of the liability due to a reduction in the taxable earnings and profits of a foreign subsidiary.

Net operating loss carryforwards of $1.240 billion as of December 31, 2016, are available to reduce future tax obligations of certain U.S. and foreign companies. The net operating loss carryforwards have various expiration dates beginning in 2017 with certain jurisdictions having indefinite carry forward periods. The U.S. federal capital loss carry forward of $671.2 million begins expiring in 2017. The capital loss carryforward is primarily attributable to the sale of shares for the U.S. HHI business during the tax year ended December 29, 2012.

A valuation allowance is recorded on certain deferred tax assets if it has been determined it is more likely than not that all or a portion of these assets will not be realized. The Company recorded a valuation allowance of $525.5 million and $480.7 million on deferred tax assets existing as of December 31, 2016 and January 2, 2016, respectively. The valuation allowance is primarily attributable to foreign and state net operating loss carryforwards and a U.S. federal capital loss carryforward, the majority of which was realized upon the sale of the HHI business. Capital losses are only allowed to offset capital gains, none of which was utilized in 2016. During 2016, the Company recorded a valuation allowance of $27.9 million against a deferred tax asset established under ASC 740-30-25-9 for the excess of the outside tax basis over the financial reporting basis for investments in businesses to be sold in 2017, which are classified as Held for Sale on the Company's Consolidated Balance Sheets as of December 31, 2016.

The classification of deferred taxes as of December 31, 2016 and January 2, 2016 is as follows:

	2016		2015
(Millions of Dollars)	Deferred Tax Asset	Deferred Tax Liability	Deferred Tax Asset	Deferred Tax Liability
Current	$—	$—	$(85.4)	$18.5
Non-current	(147.1)	735.4	(120.5)	825.9
Total	$(147.1)	$735.4	$(205.9)	$844.4
Income tax expense (benefit) attributable to continuing operations consisted of the following:

(Millions of Dollars)	2016	2015	2014
Current:
Federal	$84.8	$64.4	$18.4
Foreign	191.5	171.4	141.1
State	10.6	14.1	17.1
Total current	$286.9	$249.9	$176.6
Deferred:
Federal	$18.2	$64.2	$55.3
Foreign	(26.1)	(47.3)	(19.3)
State	(17.8)	(18.2)	14.5
Total deferred	(25.7)	(1.3)	50.5
Income taxes on continuing operations	$261.2	$248.6	$227.1

Net income taxes paid during 2016, 2015 and 2014 were $233.3 million, $191.6 million and $113.7 million, respectively. The 2016, 2015 and 2014 amounts include refunds of $30.5 million, $31.0 million and $47.1 million, respectively, primarily related to prior year overpayments and closing of tax audits.
The reconciliation of the U.S. federal statutory income tax provision to the income tax provision on continuing operations is as follows:

(Millions of Dollars)	2016	2015	2014
Tax at statutory rate	$429.1	$402.9	$379.7
State income taxes, net of federal benefits	12.5	14.9	24.3
Difference between foreign and federal income tax	(158.5)	(166.9)	(178.0)
Tax reserve accrual	32.0	43.9	1.1
Audit settlements	(10.5)	1.3	(5.3)
NOL/capital loss & valuation allowance related items	31.1	(21.6)	2.7
Foreign dividends and related items	13.7	19.1	25.6
Change in deferred tax liabilities on undistributed foreign earnings	(38.7)	(31.0)	(6.0)
Statutory income tax rate change	1.7	4.8	(0.6)
Basis difference for businesses Held for Sale	(27.9)	—	—
Other-net	(23.3)	(18.8)	(16.4)
Income taxes on continuing operations	$261.2	$248.6	$227.1
The components of earnings from continuing operations before income taxes consisted of the following:

(Millions of Dollars)	2016	2015	2014
United States	$305.9	$405.5	$234.4
Foreign	920.2	745.3	850.4
Earnings from continuing operations before income taxes	$1,226.1	$1,150.8	$1,084.8

Except for certain legacy Black & Decker foreign earnings, as described below, all remaining undistributed foreign earnings of the Company at December 31, 2016, in the amount of approximately $4.867 billion, are considered to be invested indefinitely or will be remitted substantially free of additional tax. Accordingly, no provision has been made for tax that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of this liability. As of December 31, 2016, the amount of earnings subject to repatriation is $1.229 billion for which a deferred tax liability of $260.7 million exists.

The Company’s liabilities for unrecognized tax benefits relate to U.S. and various foreign jurisdictions. The following table summarizes the activity related to the unrecognized tax benefits:

(Millions of Dollars)	2016	2015	2014
Balance at beginning of year	$283.1	$280.8	$269.5
Additions based on tax positions related to current year	14.9	23.2	27.4
Additions based on tax positions related to prior years	53.9	24.3	40.1
Reductions based on tax positions related to prior years	(34.2)	(14.3)	(30.9)
Settlements	5.4	(21.5)	(5.9)
Statute of limitations expirations	(13.3)	(9.4)	(19.4)
Balance at end of year	$309.8	$283.1	$280.8
The gross unrecognized tax benefits at December 31, 2016 and January 2, 2016 includes $291.1 million and $262.2 million, respectively, of tax benefits that, if recognized, would impact the effective tax rate. The liability for potential penalties and interest related to unrecognized tax benefits was increased by $4.6 million in 2016, decreased by $0.1 million in 2015 and increased by $22.0 million in 2014. The liability for potential penalties and interest totaled $64.1 million as of December 31, 2016, $59.5 million as of January 2, 2016, and $59.6 million as of January 3, 2015. The Company classifies all tax-related interest and penalties as income tax expense.

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

The Company is subject to the examination of its income tax returns by the Internal Revenue Service and other tax authorities. Tax years 2008 and 2009 have been settled with the Internal Revenue Service as of December 23, 2014 and tax years 2010, 2011, and 2012 are currently under audit. The Company also files many state and foreign income tax returns in jurisdictions with varying statutes of limitations. Tax years 2012 and forward generally remain subject to examination by most state tax authorities. In significant foreign jurisdictions, tax years 2010 and forward generally remain subject to examination.

R. COMMITMENTS AND GUARANTEES
COMMITMENTS — The Company has non-cancelable operating lease agreements, principally related to facilities, vehicles, machinery and equipment. Minimum payments have not been reduced by minimum sublease rentals of $5.4 million due in the future under non-cancelable subleases. Rental expense, exclusive of sublease income, for operating leases was $124.2 million in 2016, $121.5 million in 2015, and $135.9 million in 2014.
The following is a summary of the Company’s future commitments which span more than one future fiscal year:

(Millions of Dollars)	Total	2017	2018	2019	2020	2021	Thereafter
Operating lease obligations	$404.5	$94.5	$78.2	$62.4	$46.9	$35.0	$87.5
Marketing commitments	69.7	33.3	20.7	15.7	—	—	—
Total	$474.2	$127.8	$98.9	$78.1	$46.9	$35.0	$87.5

The Company has numerous assets, predominantly real estate, vehicles and equipment, under various lease arrangements. The Company routinely exercises various lease renewal options and from time to time purchases leased assets for fair value at the end of lease terms.

The Company is a party to synthetic leases for one of its major distribution centers and two of its office buildings. The programs qualify as operating leases for accounting purposes, where only the monthly lease cost is recorded in earnings and the liability and value of the underlying assets are off-balance sheet. As of December 31, 2016, the estimated fair value of assets and remaining obligation for the properties were $67.2 million and $58.4 million, respectively.
GUARANTEES — The Company's financial guarantees at December 31, 2016 are as follows:

(Millions of Dollars)	Term	Maximum Potential Payment	Carrying Amount of Liability
Guarantees on the residual values of leased properties	One to four years	$58.4	$—
Standby letters of credit	Up to three years	71.1	—
Commercial customer financing arrangements	Up to six years	70.5	22.1
Total		$200.0	$22.1
The Company has guaranteed a portion of the residual value arising from its previously mentioned synthetic leases. The lease guarantees aggregate $58.4 million while the fair value of the underlying assets is estimated at $67.2 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these lease guarantees.
The Company has issued $71.1 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs.
The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors and franchisees for their initial purchase of the inventory and truck necessary to function as a distributor and franchisee. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors and franchisees. The gross amount guaranteed in these arrangements is $70.5 million and the $22.1 million carrying value of the guarantees issued is recorded in debt and other liabilities as appropriate in the Consolidated Balance Sheets.

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
Following is a summary of the warranty liability activity for the years ended December 31, 2016, January 2, 2016, and January 3, 2015:

(Millions of Dollars)	2016	2015	2014
Balance beginning of period	$105.4	$109.6	$121.1
Warranties and guarantees issued	97.2	91.8	98.0
Warranty payments and currency	(99.2)	(96.0)	(109.5)
Balance end of period	$103.4	$105.4	$109.6

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
The Environmental Protection Agency (“EPA”) has asserted claims in federal court in Rhode Island against certain current and former affiliates of Black & Decker related to environmental contamination found at the Centredale Manor Restoration Project Superfund ("Centredale") site, located in North Providence, Rhode Island. The EPA has discovered a variety of contaminants at the site, including but not limited to, dioxins, polychlorinated biphenyls, and pesticides. The EPA alleges that Black & Decker and certain of its current and former affiliates are liable for site clean-up costs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as successors to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. Black & Decker and certain of its current and former affiliates contest the EPA's allegation that they are responsible for the contamination, and have asserted contribution claims, counterclaims and cross-claims against a number of other PRPs, including the federal government as well as insurance carriers. The EPA released its Record of Decision ("ROD") in September 2012, which identified and described the EPA's selected remedial alternative for the site. Black & Decker and certain of its current and former affiliates are contesting the EPA's selection of the remedial alternative set forth in the ROD, on the grounds that the EPA's actions were arbitrary and capricious and otherwise not in accordance with law, and have proposed other equally-protective, more cost-effective alternatives. On June 10, 2014, the EPA issued an Administrative Order under Sec. 106 of CERCLA, instructing Emhart Industries, Inc. and Black & Decker to perform the remediation of Centredale pursuant to the ROD. Black & Decker and Emhart Industries, Inc. dispute the factual, legal and scientific bases cited by the EPA for such an Order and have provided the EPA with numerous good-faith bases for Black & Decker’s and Emhart Industries, Inc.’s declination to comply with the Order at this time. Black & Decker and Emhart Industries, Inc. continue to vigorously litigate the issue of their liability for environmental conditions at the Centredale site, including the completion of the Phase 1 trial in late July, 2015. The Court in this initial phase of trial found that dioxin contamination at the Centredale site was not “divisible”, and that Emhart was jointly and severally liable for dioxin contamination at the Site. The next two phases of trial will address whether the EPA’s proposed remedy for the Site is “arbitrary and capricious”, and if necessary, the allocation of liability to other parties who may have contributed to contamination of the Site with dioxins, PCB’s and other contaminants of concern. The second phase of the trial addressing the remedy and certain other issues commenced on September 26, 2016 and is currently scheduled to continue with subsequent briefing and argument through April 2017. The Company's estimated remediation costs related to the Centredale site (including the EPA’s past costs as well as costs of additional investigation, remediation, and related costs such as EPA’s oversight costs, less escrowed funds contributed by primary PRPs who have reached settlement agreements with the EPA), which the Company considers to be probable and reasonably estimable, range from approximately $68.1 million to $139.7 million, with no amount within that range representing a more likely outcome until such time as the litigation is resolved through judgment or compromise. The Company’s reserve for this environmental remediation matter of $68.1 million reflects the fact that the EPA considers Metro-Atlantic, Inc. to be a primary source of contamination at the site. As the specific nature of the environmental remediation activities that may be mandated by the EPA at this site have not yet been finally determined through the on-going litigation, the ultimate remedial costs associated with the site may vary from the amount accrued by the Company at December 31, 2016.
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
The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of December 31, 2016 and January 2, 2016, the Company had reserves of $160.9 million and $170.7 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2016 amount, $18.9 million is classified as current and $142.0 million as long-term which is expected to be paid over the estimated remediation period. As of December 31, 2016, the Company has recorded $13.2 million in other assets related to funding received by the EPA and placed in a trust in accordance with the final settlement with the EPA, embodied in a Consent Decree approved by the United States District Court for the Central District of California on July 3, 2013. Per the Consent Decree, Emhart Industries, Inc. (a dissolved, former indirectly wholly-owned subsidiary of The Black & Decker Corporation) (“Emhart”) has agreed to be responsible for an interim remedy at a site located in Rialto, California and formerly operated by West Coast Loading Corporation (“WCLC”), a defunct company for which Emhart was alleged to be liable as a successor. The remedy will be funded by (i) the amounts received from the EPA as gathered from multiple parties, and, to the extent necessary, (ii) Emhart's affiliate.  The interim remedy requires the construction of a water treatment facility and the filtering of ground water at or around the site for a period of approximately 30 years or more. Accordingly, as of December 31, 2016, the Company's cash obligation associated with the aforementioned remediation activities including WCLC is $147.7 million. The range of environmental remediation costs that is reasonably possible is $128.3 million to $267.1 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with policy.
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
The environmental liability for certain sites that have cash payments beyond the current year that are fixed or reliably determinable have been discounted using a rate of 0.3% to 3.0%, depending on the expected timing of disbursements. The discounted and undiscounted amount of the liability relative to these sites is $48.6 million and $58.5 million, respectively. The payments relative to these sites are expected to be $6.7 million in 2017, $5.6 million in 2018, $3.0 million in 2019, $3.0 million in 2020, $3.0 million in 2021, and $37.2 million thereafter.
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
T. DIVESTITURES
As discussed in Note A, Significant Accounting Policies, the Company adopted ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, in the first quarter of 2015. This guidance changed the criteria for reporting discontinued operations and enhanced the reporting requirements for both discontinued operations and individually significant disposals that do not qualify as a discontinued operation.
Disposals Subsequent to Adoption of ASU 2014-08
During the fourth quarter of 2016, the Company announced the sale of the majority of its mechanical security businesses within the Security segment to Dormakaba for $725 million. This pending divestiture includes the commercial hardware brands of Best Access, phi Precision and GMT. The transaction is expected to close in the first quarter of 2017, subject to customary closing conditions including regulatory approvals. In addition, the Company sold a small business within the Tools & Storage segment in January 2017 for approximately $25 million. Neither of these disposals qualify as discontinued operations and therefore, are included in the Company's continuing operations for all periods presented. Pre-tax income for these businesses totaled $43.9 million, $28.0 million and $31.6 million, respectively, for the years ended December 31, 2016, January 2, 2016 and January 3, 2015. The assets and liabilities of these businesses that are expected to be included in the sale are classified as held for sale as of December 31, 2016 on the Company's Consolidated Balance Sheets and totaled $523.4 million and $53.5 million, respectively. There were no assets or liabilities held for sale as of January 2, 2016. The carrying amounts of the assets and liabilities that were classified as held for sale as of December 31, 2016 are presented in the following table:

(Millions of Dollars)	2016
Accounts and notes receivable, net	$35.3
Inventories, net	33.2
Property, Plant and Equipment, net	52.3
Goodwill and other intangibles, net	399.8
Other Assets	2.8
Total assets	$523.4

Accounts payable and accrued expenses	$38.0
Other liabilities	15.5
Total liabilities	$53.5

Disposals Prior to Adoption of ASU 2014-08
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
Security Spain and Italy operations have been reported as discontinued operations in the Company's Consolidated Financial Statements for the years ended January 2, 2016 and January 3, 2015, as follows:

(Millions of Dollars)	2015	2014
Net Sales	$39.4	$118.4
Loss from discontinued operations before income taxes	(19.3)	(104.0)
Income tax expense (benefit) on discontinued operations	0.8	(7.7)
Net loss from discontinued operations	$(20.1)	$(96.3)

SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	Quarter
(Millions of Dollars, except per share amounts)	First	Second	Third	Fourth	Year
2016
Net sales	$2,672.1	$2,932.4	$2,882.0	$2,920.4	$11,406.9
Gross profit	977.6	1,128.9	1,084.1	1,076.6	4,267.2
Selling, general and administrative expenses	627.8	666.9	645.4	683.8	2,623.9
Net earnings from continuing operations	188.6	271.5	249.0	255.8	964.9
Less: Net (loss) earnings attributable to non-controlling interest	(0.8)	—	0.1	0.3	(0.4)
Net earnings from continuing operations attributable to Stanley Black & Decker, Inc.	189.4	271.5	248.9	255.5	965.3
Net loss from discontinued operations	—	—	—	—	—
Net earnings attributable to Stanley Black & Decker, Inc.	$189.4	$271.5	$248.9	$255.5	$965.3
Basic earnings per common share:
Continuing operations	$1.30	$1.87	$1.71	$1.74	$6.61
Discontinued operations	—	—	—	—	—
Total basic earnings per common share	$1.30	$1.87	$1.71	$1.74	$6.61
Diluted earnings per common share:
Continuing operations	$1.28	$1.84	$1.68	$1.71	$6.51
Discontinued operations	—	—	—	—	—
Total diluted earnings per common share	$1.28	$1.84	$1.68	$1.71	$6.51
2015
Net sales	$2,630.0	$2,866.9	$2,829.5	$2,845.4	$11,171.8
Gross profit	973.6	1,057.2	1,027.0	1,014.2	4,072.0
Selling, general and administrative expenses	623.0	644.5	608.3	610.6	2,486.4
Net earnings from continuing operations	166.0	235.5	233.4	267.3	902.2
Less: Net (loss) earnings attributable to non-controlling interest	(0.8)	(0.2)	(0.7)	0.1	(1.6)
Net earnings from continuing operations attributable to Stanley Black & Decker, Inc.	166.8	235.7	234.1	267.2	903.8
Net loss from discontinued operations	(4.5)	(8.5)	(5.4)	(1.7)	(20.1)
Net earnings attributable to Stanley Black & Decker, Inc.	$162.3	$227.2	$228.7	$265.5	$883.7
Basic earnings (loss) per common share:
Continuing operations	$1.10	$1.59	$1.60	$1.83	$6.10
Discontinued operations	(0.03)	(0.06)	(0.04)	(0.01)	(0.14)
Total basic earnings per common share	$1.07	$1.53	$1.57	$1.82	$5.96
Diluted earnings (loss) per common share:
Continuing operations	$1.07	$1.54	$1.55	$1.78	$5.92
Discontinued operations	(0.03)	(0.06)	(0.04)	(0.01)	(0.13)
Total diluted earnings per common share	$1.04	$1.49	$1.52	$1.77	$5.79

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

3.2	(a)	Revised Amended & Restated ByLaws.

4.1	(a)
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

10.1	(a)
Amended and Restated Five-Year Credit Agreement, made as of December 18, 2015 among Stanley Black & Decker, Inc., the initial lenders named therein and Citibank, N.A. as administrative agent for the lenders. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 22, 2015).

(b)
364-Day Credit Agreement, made as of January 18, 2017 among Stanley Black & Decker, Inc., the initial lenders named therein and Citibank, N.A. as administrative agent for the Lenders (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 19, 2017).

10.2	(a)
Executive Retirement Agreement, dated as of July 21, 2016 between Stanley Black & Decker, Inc. and John F. Lundgren (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on July 25, 2016).*

(b)
Second Amended and Restated Change in Control Severance Agreement dated July 21, 2016 between Stanley Black & Decker, Inc. and John F. Lundgren. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 25, 2016).*

	(c)	Form of stock option certificate for grant to John F. Lundgren pursuant to the Company’s 2013 Long Term Incentive Plan.*

	(d)	Form of restricted stock unit award certificate for grants of restricted stock units to John F. Lundgren pursuant to the Company’s 2013 Long Term Incentive Plan.*

10.3	(a)
Letter Agreement, dated July 21, 2016, between Stanley Black & Decker, Inc. and James M. Loree (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 25, 2016).*

(b)
Second Amended and Restated Change in Control Severance Agreement dated July 21, 2016 between Stanley Black & Decker, Inc. and James M. Loree (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 25, 2016).

10.4
Letter Agreement between Stanley Black & Decker, Inc. and John H. Wyatt effective December 22, 2014, as amended February 17, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed on February 19, 2016).*

10.5
Form B of Amended and Restated Change in Control Severance Agreement. Jeffery D. Ansell is a party to an Amended and Restated Change in Control Severance Agreements in this Form (incorporated by reference to Exhibit 10(xv) to the Company’s Annual Report on Form 10-K for the period ended January 3, 2009).*

10.6
Form B of Change in Control Severance Agreement. Donald Allan, Jr., is a party to a Change in Control Severance Agreement in this Form (incorporated by reference to Exhibit 10(xvi) to the Company’s Annual Report on Form 10-K for the period ended January 3, 2009).*

10.7
Revised Form B of Change in Control Severance Agreement. John H. Wyatt is a Party to a Change In Control Severance Agreement in this Form and Three of the Company’s other Executive Officers are parties to a Change in Control Severance Agreement in this Form (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ended December 29, 2012).*

10.8
Form C of Change in Control Severance Agreement. Ten Executive Officers of the Company are parties to Change in Control Severance Agreements in this Form (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2013).*

10.9
Deferred Compensation Plan for Non-Employee Directors amended and restated as of December 11, 2007 (incorporated by reference to Exhibit 10(vii) to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007).*

10.10
Deferred Compensation Plan for Participants in Stanley’s Management Incentive Plan amended and restated as of December 11, 2007 (incorporated by reference to Exhibit 10(ix) to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007).*

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

10.15	(a)	2001 Long-Term Incentive Plan as amended effective October 17, 2008 (incorporated by reference to Exhibit 10(xi) to the Company’s Annual Report on Form 10-K for the period ended January 3, 2009).*

(b)
Form of Stock Option Certificate for stock options granted pursuant to 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(xiv)(a) to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007).*

10.16	(a)
The Stanley Works 2009 Long-Term Incentive Plan (as amended March 12, 2010) (incorporated by reference Exhibit 4.7 to the Company’s Registration Statement on Form S-8 Reg. No. 333-165454 filed on March 12, 2010).*

(b)
Form of award letter for restricted stock unit grants to executive officers pursuant to the Company’s 2009 Long Term Incentive Plan (as amended March 12, 2010) (incorporated by reference to Exhibit 10(vi)(b) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010)*.

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

(b)
Form of Award Document for Performance Awards granted to Executive Officers under 2013 Long Term Incentive Plan, updated 2016.(incorporated by reference to Exhibit 10.19(b) to the Company’s Annual Report on Form 10-K filed on February 19, 2016).*

(c)
Form of stock option certificate for grants to executive officers pursuant to the Company’s 2013 Long Term Incentive Plan (incorporated by reference to Exhibit 10.18(c) to the Company’s Annual Report on Form 10-K for the period ended December 28, 2013).*

(d)
Form of restricted stock unit award certificate for grants of restricted stock units to executive officers pursuant to the Company’s 2013 Long Term Incentive Plan (incorporated by reference to Exhibit 10.18(d) to the Company’s Annual Report on Form 10-K for the period ended December 28, 2013).*

	(e)	Form of restricted stock unit retention award certificate for grants of restricted stock units to executive officers pursuant to the Company’s 2013 Long Term Incentive Plan.*

10.18	(a)
The Stanley Works Restricted Stock Unit Plan for Non-Employee Directors amended and restated as of December 11, 2007 (incorporated by reference to Exhibit 10(xx) to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007).*

(b)
Form of Certificate for RSUs issued pursuant to The Stanley Works Restricted Stock Unit Plan for Non-Employee Directors (incorporated by reference to Exhibit 10(xxv) to the Company’s Annual Report on Form 10-K for the year ended January 1, 2005).*

10.19
The Stanley Black & Decker, Inc. 2012 Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2012).*

10.20
Special Severance Policy for Management Incentive Compensation Plan Participants Levels 1-5 as amended effective October 17, 2008 (incorporated by reference to Exhibit 10(xxi) to the Company’s Annual Report on Form 10-K for the period ended January 3, 2009).*

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

10.25
The Black & Decker Supplemental Executive Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10(xxii) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010).*

10.26
Stock and Asset Purchase Agreement, dated as of October 12, 2016, by and between Newell Brands Inc. and Stanley Black & Decker, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 14, 2016)

11
Statement re computation of per share earnings (the information required to be presented in this exhibit appears in Note J to the Company’s Consolidated Financial Statements set forth in this Annual Report on Form 10-K).

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