Form 10-Q
period 2017-04-01
STANLEY BLACK & DECKER, INC.
filed 2017-04-25
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2017.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
152,973,215 shares of the registrant’s common stock were outstanding as of April 17, 2017.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS ENDED APRIL 1, 2017 AND APRIL 2, 2016
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	Year-to-Date
	2017	2016
Net Sales	$2,805.6	$2,672.1
Costs and Expenses
Cost of sales	$1,740.3	$1,694.5
Selling, general and administrative	676.5	620.4
Provision for doubtful accounts	8.2	7.4
Other, net	106.2	46.2
Gain on sales of businesses	(269.2)	—
Pension settlement	12.5	—
Restructuring charges	15.8	8.0
Interest expense	51.3	47.3
Interest income	(8.6)	(5.8)
	$2,333.0	$2,418.0
Earnings before income taxes	472.6	254.1
Income taxes	79.5	65.5
Net earnings	$393.1	$188.6
Less: Net loss attributable to non-controlling interests	—	(0.8)
Net Earnings Attributable to Common Shareowners	$393.1	$189.4
Total Comprehensive Income Attributable to Common Shareowners	$506.6	$269.2
Earnings per share of common stock:
Basic	$2.63	$1.30
Diluted	$2.59	$1.28
Dividends per share of common stock	$0.58	$0.55
Weighted-Average Shares Outstanding (in thousands):
Basic	149,208	145,870
Diluted	151,526	147,619
See Notes to (Unaudited) Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
APRIL 1, 2017 AND DECEMBER 31, 2016
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	April 1, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$378.0	$1,131.8
Accounts and notes receivable, net	1,728.0	1,302.8
Inventories, net	1,976.7	1,478.0
Assets held for sale	—	523.4
Other current assets	285.6	352.5
Total Current Assets	4,368.3	4,788.5
Property, Plant and Equipment, net	1,538.3	1,451.2
Goodwill	8,364.2	6,694.0
Intangibles, net	3,603.3	2,299.5
Other Assets	788.0	401.7
Total Assets	$18,662.1	$15,634.9
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
Short-term borrowings	$1,159.3	$4.3
Current maturities of long-term debt	8.1	7.8
Accounts payable	1,928.8	1,640.4
Accrued expenses	1,118.2	1,101.5
Liabilities held for sale	—	53.5
Total Current Liabilities	4,214.4	2,807.5
Long-Term Debt	3,815.6	3,815.3
Deferred Taxes	1,174.8	735.4
Post-Retirement Benefits	637.6	644.3
Other Liabilities	2,001.6	1,258.8
Commitments and Contingencies (Note R)
Shareowners’ Equity
Stanley Black & Decker, Inc. Shareowners’ Equity
Preferred stock, without par value: Authorized and unissued 10,000,000 shares	—	—
Common stock, par value $2.50 per share: Authorized 300,000,000 shares in 2017 and 2016 Issued 176,902,738 shares in 2017 and 2016	442.3	442.3
Retained earnings	5,433.8	5,127.3
Additional paid in capital	4,767.7	4,774.4
Accumulated other comprehensive loss	(1,807.7)	(1,921.2)
ESOP	(22.3)	(25.9)
	8,813.8	8,396.9
Less: cost of common stock in treasury	(2,002.3)	(2,029.9)
Stanley Black & Decker, Inc. Shareowners’ Equity	6,811.5	6,367.0
Non-controlling interests	6.6	6.6
Total Shareowners’ Equity	6,818.1	6,373.6
Total Liabilities and Shareowners’ Equity	$18,662.1	$15,634.9
See Notes to (Unaudited) Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED APRIL 1, 2017 AND APRIL 2, 2016
(Unaudited, Millions of Dollars)

	Year-to-Date
	2017	2016
OPERATING ACTIVITIES
Net Earnings Attributable to Common Shareowners	$393.1	$189.4
Adjustments to reconcile net earnings to cash used in operating activities:
Depreciation and amortization of property, plant and equipment	67.8	64.2
Amortization of intangibles	33.7	35.9
Pre-tax gain on sales of businesses	(269.2)	—
Changes in working capital	(410.2)	(268.0)
Changes in other assets and liabilities	39.2	(114.6)
Cash used in operating activities	(145.6)	(93.1)
INVESTING ACTIVITIES
Capital and software expenditures	(64.7)	(64.9)
Business acquisitions, net of cash acquired	(2,435.4)	(13.0)
Proceeds from sales of assets	19.3	2.1
Proceeds from sales of businesses	744.8	—
Proceeds (payments) from net investment hedge settlements	20.7	(2.4)
Other	(3.8)	(3.5)
Cash used in investing activities	(1,719.1)	(81.7)
FINANCING ACTIVITIES
Stock purchase contract fees	—	(3.5)
Net short-term borrowings	1,156.7	481.2
Cash dividends on common stock	(86.7)	(79.6)
Proceeds from issuances of common stock	17.3	8.5
Purchases of common stock for treasury	(13.5)	(361.4)
Other	(1.0)	(0.7)
Cash provided by financing activities	1,072.8	44.5
Effect of exchange rate changes on cash and cash equivalents	38.1	17.1
Change in cash and cash equivalents	(753.8)	(113.2)
Cash and cash equivalents, beginning of period	1,131.8	465.4
CASH AND CASH EQUIVALENTS, END OF PERIOD	$378.0	$352.2
See Notes to (Unaudited) Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 1, 2017

A.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. Operating results for the three months ended April 1, 2017 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Stanley Black & Decker, Inc.’s (the “Company”) Form 10-K for the year ended December 31, 2016, and subsequent related filings with the Securities and Exchange Commission.

In February 2017, the Company sold the majority of its mechanical security businesses within the Security segment, which included the commercial hardware brands of Best Access, phi Precision and GMT. In addition, the Company sold a small business within the Tools & Storage segment on January 3, 2017. The operating results of these businesses have been reported within continuing operations in the Consolidated Financial Statements through their respective date of sale in 2017 and for the three months ended April 2, 2016. In addition, the assets and liabilities related to the businesses sold were classified as held for sale on the Company's Consolidated Balance Sheets as of December 31, 2016. Refer to Note T, Divestitures, for further discussion.

In March 2017, the Company acquired the Tools business of Newell Brands ("Newell Tools") and the Craftsman brand, which are both being accounted for as business combinations. The results of these acquisitions are being consolidated into the Company's Tools & Storage segment. Refer to Note F, Acquisitions, for further discussion.

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
In March 2017, the Financial Accounting Standards Boards ("FASB") issued Accounting Standards Update ("ASU") 2017-07, Compensation-Retirement Benefits (Topic 715). The new standard improves the presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.
In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610). The new standard provides guidance for recognizing gains and losses of nonfinancial assets in contracts with non-customers. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. This ASU will be applied prospectively and is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326). The new standard amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The objective of this update is to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU was effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this standard prospectively in the first quarter of 2017 and it did not have a material impact on its consolidated financial statements. Prior periods were not adjusted.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The main objective of this update is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The new guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU changes the measurement principle for certain inventory methods from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU does not apply to inventory that is measured using Last-in First-out ("LIFO") or the retail inventory method. The provisions of ASU 2015-11 was effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this standard in the first quarter of 2017 and it did not have an impact on its consolidated financial statements.
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
The following table reconciles net earnings attributable to common shareowners and the weighted-average shares outstanding used to calculate basic and diluted earnings per share for the three months ended April 1, 2017 and April 2, 2016:

	Year-to-Date
	2017	2016
Numerator (in millions):
Net Earnings Attributable to Common Shareowners	$393.1	$189.4

Denominator (in thousands):
Basic earnings per share — weighted-average shares	149,208	145,870
Dilutive effect of stock contracts and awards	2,318	1,749
Diluted earnings per share — weighted-average shares	151,526	147,619
Earnings per share of common stock:
Basic	$2.63	$1.30
Diluted	$2.59	$1.28
The following weighted-average stock options were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	Year-to-Date
	2017	2016
Number of stock options	1,163	1,590

As described in detail in Note J, Equity Arrangements, the Company issued Equity Units in December 2013 comprised of $345.0 million of Notes and Equity Purchase Contracts, which obligated the holders to purchase on November 17, 2016, for $100, between 1.0122 and 1.2399 shares of the Company’s common stock. The shares related to the Equity Purchase Contracts were anti-dilutive during January and February 2016. Upon the November 17, 2016 settlement date, the Company issued 3,504,165 shares of common stock and received cash proceeds of $345.0 million.

D.    Financing Receivables

Long-term trade financing receivables of $183.6 million and $180.9 million at April 1, 2017 and December 31, 2016, respectively, are reported within Other Assets in the Condensed Consolidated Balance Sheets. Financing receivables and long-term financing receivables are predominantly related to certain security equipment leases with commercial businesses. Generally, the Company retains legal title to any equipment under lease and bears the right to repossess such equipment in an event of default. All financing receivables are interest bearing and the Company has not classified any financing receivables as held-for-sale. Interest income earned from financing receivables that are not delinquent is recorded on the effective interest method. The Company considers any financing receivable that has not been collected within 90 days of original billing date as past-due or delinquent. Additionally, the Company considers the credit quality of all past-due or delinquent financing receivables as non-performing.

The Company has an accounts receivable sale program that expires on January 5, 2018. According to the terms of that program, the Company is required to sell certain of its trade accounts receivables at fair value to a wholly-owned, consolidated, bankruptcy-remote special purpose subsidiary (“BRS”). The BRS, in turn, must sell such receivables to a third-party financial institution (“Purchaser”) for cash and a deferred purchase price receivable. The Purchaser’s maximum cash investment in the receivables at any time is $100.0 million. The purpose of the program is to provide liquidity to the Company. The Company accounts for these transfers as sales under ASC 860, "Transfers and Servicing." Receivables are derecognized from the Company’s consolidated balance sheet when the BRS sells those receivables to the Purchaser. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred purchase price receivable. At April 1, 2017, the Company did not record a servicing asset or liability related to its retained responsibility based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.

At April 1, 2017 and December 31, 2016, $65.3 million and $100.5 million, respectively, of net receivables were derecognized. Gross receivables sold amounted to $453.8 million ($388.9 million, net) for the three months ended April 1, 2017. These sales resulted in a pre-tax loss of $1.4 million, and included servicing fees of $0.2 million, for the three months ended April 1, 2017. Proceeds from transfers of receivables to the Purchaser totaled $337.0 million for the three months ended April 1, 2017. Collections of previously sold receivables, including deferred purchase price receivables, and all fees, which are settled one month in arrears, resulted in payments to the Purchaser of $372.4 million for the three months ended April 1, 2017.

Gross receivables sold amounted to $384.7 million ($341.3 million, net) for the three months ended April 2, 2016. These sales resulted in a pre-tax loss of $1.0 million, and included servicing fees of $0.2 million, for the three months ended April 2, 2016. Proceeds from transfers of receivables to the Purchaser totaled $277.6 million for the three months ended April 2, 2016. Collections of previously sold receivables, including deferred purchase price receivables, and all fees, which are settled one month in arrears, resulted in payments to the Purchaser of $294.2 million for the three months ended April 2, 2016.

The Company’s risk of loss following the sale of the receivables is limited to the deferred purchase price receivable, which was $166.8 million at April 1, 2017 and $83.2 million at December 31, 2016. The deferred purchase price receivable will be repaid in cash as receivables are collected, generally within 30 days, and as such the carrying value of the receivable recorded approximates fair value. There were no delinquencies or credit losses for the three months ended April 1, 2017 and April 2, 2016. Cash inflows related to the deferred purchase price receivable totaled $129.9 million for the three months ended April 1, 2017, and $90.8 million for the three months ended April 2, 2016. All cash flows under the program are reported as a component of changes in working capital within operating activities in the Condensed Consolidated Statements of Cash Flows since all the cash from the Purchaser is either: 1) received upon the initial sale of the receivable or 2) from the ultimate collection of the underlying receivables and the underlying receivables are not subject to significant risks, other than credit risk, given their short-term nature.

E.	Inventories
The components of Inventories, net at April 1, 2017 and December 31, 2016 are as follows:

(Millions of Dollars)	April 1, 2017	December 31, 2016
Finished products	$1,455.7	$1,044.2
Work in process	158.4	133.3
Raw materials	362.6	300.5
Total	$1,976.7	$1,478.0

As more fully disclosed in Note F, Acquisitions, the Company acquired inventory with estimated fair values of approximately $203.0 million and $18.0 million during the first quarter of 2017 related to the Newell Tools and Craftsman brand acquisitions, respectively.

F.	Acquisitions

2017 ACQUISITIONS

Newell Tools

On March 9, 2017, the Company acquired the Tools business of Newell Brands ("Newell Tools"), which includes the industrial cutting, hand tool and power tool accessory brands Irwin® and Lenox®, for approximately $1.84 billion, net of cash acquired and an estimated working capital adjustment. This acquisition will enhance the Company’s position within the global tools & storage industry and broadens the Company’s product offerings and solutions to customers and end users, particularly within power tool accessories. The results of Newell Tools are being consolidated into the Company's Tools & Storage segment.
The Newell Tools acquisition is being accounted for as a business combination, which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. The following table summarizes the estimated fair values of major assets acquired and liabilities assumed:

(Millions of Dollars)
Cash	$17.1
Accounts and notes receivable	44.4
Inventory	203.0
Prepaid expenses and other current assets	4.6
Property, plant and equipment	98.0
Trade names	283.0
Customer relationships	540.0
Other assets	8.2
Accounts payable	(65.2)
Accrued expenses	(19.7)
Deferred taxes	(299.8)
Other liabilities	(0.7)
Total identifiable net assets	$812.9
Goodwill	1,044.5
Total consideration paid	$1,857.4
The trade names were determined to have indefinite lives. The weighted-average useful life assigned to the customer relationships was 15 years.
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined business, assembled workforce, and the going concern nature of Newell Tools. It is estimated that $14.9 million of goodwill, relating to the pre-acquisition historical tax basis of goodwill, will be deductible for tax purposes.
The purchase price allocation for Newell Tools is preliminary in all respects. During the measurement period, the Company expects to record adjustments relating to the finalization of intangible asset, inventory and property, plant and equipment valuations, various opening balance sheet contingencies, including environmental remediation and risk insurance reserves, and various income tax matters, amongst others.
A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company’s judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results from operations. The Company will complete its purchase price allocation as soon as reasonably possible within the measurement period.
Craftsman Brand

On March 8, 2017, the Company purchased the Craftsman brand from Sears Holdings, which provides the Company with the rights to develop, manufacture and sell Craftsman-branded products in non-Sears Holdings channels. The total estimated cash purchase price is $889.8 million, consisting of a cash payment at closing of $571.8 million, which reflects the impact of working capital adjustments, a cash payment at the end of year three with an estimated present value of $234.0 million, and future payments to Sears Holdings of between 2.5% and 3.5% on new Stanley Black & Decker sales of Craftsman products through March 2032, which was valued at $84.0 million at the acquisition date based on estimated future sales projections which are subject to change. Refer to Note M, Fair Value Measurements, for additional details. In addition, as part of the acquisition the Company also granted a perpetual license to Sears Holdings to continue selling Craftsman®-branded product in Sears-related channels. The perpetual license will be royalty-free until March 2032, which represents an estimated value of approximately $300.0 million, and 3% thereafter. The estimated fair value of the royalty-free license period is preliminary and based on estimated future sales projections which are subject to change. The Craftsman results are being consolidated into the Company's Tools & Storage segment.
The Craftsman brand acquisition is being accounted for as a business combination which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. The estimated fair value of assets acquired, which includes $47.6 million of working capital and $487.0 million of intangible assets, is $648.9 million. The related goodwill is approximately $540.9 million. The amount allocated to intangible assets includes $466.0 million of an indefinite-lived trade name. The useful life assigned to the customer relationships was 15 years.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined business and the going concern nature of the Craftsman brand. Goodwill is not expected to be deductible for tax purposes.

The purchase price allocation for Craftsman is preliminary in all respects. During the measurement period, the Company expects to record adjustments relating to the finalization of valuations for intangible assets, inventory, the contingent consideration liability relating to future payments to Sears Holdings and the royalty-free license period described above, and various opening balance sheet contingencies, including warranty exposures, amongst others.

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company’s judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results from operations. The Company will complete its purchase price allocation as soon as reasonably possible within the measurement period.
OTHER ACQUISITIONS

The Company also completed one smaller acquisition during the first quarter of 2017 for a total purchase price of $26.1 million, net of cash acquired, which is being consolidated into the Security segment.

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

ACTUAL AND PRO-FORMA IMPACT OF THE ACQUISTIONS

Actual Impact from Acquisitions
The Company's Consolidated Statements of Operations and Comprehensive Income for the first quarter of 2017 include net sales of $66.1 million and a net loss of $32.5 million from 2017 acquisitions. These amounts include amortization relating to inventory step-up and intangible assets recorded upon acquisition, transaction costs, and other integration-related costs.
Pro-forma Impact from Acquisitions

The following table presents supplemental pro-forma information as if the acquisitions had occurred on January 3, 2016. The pro-forma consolidated results are not necessarily indicative of what the Company’s consolidated net earnings would have been had the Company completed the acquisitions on January 3, 2016. In addition, the pro-forma consolidated results do not purport to project the future results of the combined Company.

	First Quarter
(Millions of Dollars, except per share amounts)	2017	2016
Net sales	$2,953.2	$2,876.9
Net earnings attributable to common shareowners	436.9	142.3
Diluted earnings per share	$2.88	$0.96

2017 Pro-forma Results

The 2017 pro-forma results were calculated by combining the results of Stanley Black & Decker with the stand-alone results of the 2017 acquisitions for their respective pre-acquisition periods. Accordingly the following adjustments were made:

•
Elimination of the historical pre-acquisition intangible asset amortization expense and the addition of intangible asset amortization expense related to intangibles valued as part of the purchase price allocation that would have been incurred from January 1, 2017 to the acquisition dates.

•
Because the 2017 acquisitions were assumed to occur on January 3, 2016, there were no deal costs or inventory step-up amortization factored into the 2017 pro-forma year, as such expenses would have occurred in the first year following the acquisition.

2016 Pro-forma Results

The 2016 pro-forma results were calculated by taking the historical financial results of Stanley Black & Decker and adding the historical results of the 2017 acquisitions for their respective pre-acquisition periods. Accordingly the following adjustments were made assuming the acquisitions commenced on January 3, 2016:

•
Elimination of the historical pre-acquisition intangible asset amortization expense and the addition of intangible asset amortization expense related to intangibles valued as part of the purchase price allocation that would have been incurred from January 3, 2016 to April 2, 2016.

•	Additional expense for deal costs and inventory step-up, which would have been amortized as the corresponding inventory was sold.

G.    Goodwill
Changes in the carrying amount of goodwill by segment are as follows:

(Millions of Dollars)	Tools & Storage	Security	Industrial	Total
Balance December 31, 2016	$3,247.8	$2,007.0	$1,439.2	$6,694.0
Acquisition adjustments	1,585.4	15.7	—	1,601.1
Foreign currency translation and other	54.1	9.8	5.2	69.1
Balance April 1, 2017	$4,887.3	$2,032.5	$1,444.4	$8,364.2
In the first quarter of 2017, goodwill increased by approximately $1.7 billion, which primarily related to the Newell Tools and Craftsman brand acquisitions. The goodwill amounts for these acquisitions are subject to change based upon the allocation of the consideration transferred to the assets acquired and liabilities assumed. Refer to Note F, Acquisitions, for further discussion.

H.	Long-Term Debt and Financing Arrangements
Long-term debt and financing arrangements at April 1, 2017 and December 31, 2016 are as follows:

		April 1, 2017						December 31, 2016
(Millions of Dollars)	Interest Rate	Original Notional	Unamortized Discount	Unamortized Gain/(Loss) Terminated Swaps (1)	Purchase Accounting FV Adjustment	Deferred Financing Fees	Carrying Value	Carrying Value
Notes payable due 2018	2.45%	$632.5	$—	$—	$—	$(2.9)	$629.6	$629.2
Notes payable due 2018	1.62%	345.0	—	—	—	(1.6)	343.4	343.1
Notes payable due 2021	3.40%	400.0	(0.2)	16.2	—	(1.6)	414.4	415.2
Notes payable due 2022	2.90%	754.3	(0.4)	—	—	(3.5)	750.4	750.3
Notes payable due 2028	7.05%	150.0	—	12.3	11.9	—	174.2	174.7
Notes payable due 2040	5.20%	400.0	(0.2)	(34.5)	—	(3.2)	362.1	361.7
Notes payable due 2052 (junior subordinated)	5.75%	750.0	—	—	—	(19.4)	730.6	730.4
Notes payable due 2053 (junior subordinated)	5.75%	400.0	—	4.8	—	(8.2)	396.6	396.5
Other, payable in varying amounts through 2022	0.00% - 2.90%	22.4	—	—	—	—	22.4	22.0
Total long-term debt, including current maturities		$3,854.2	$(0.8)	$(1.2)	$11.9	$(40.4)	$3,823.7	$3,823.1
Less: Current maturities of long-term debt							(8.1)	(7.8)
Long-term debt							$3,815.6	$3,815.3
(1)Unamortized gain/loss associated with interest rate swaps are more fully discussed in Note I, Financial Instruments.

In January 2017, the Company amended its existing $2.0 billion commercial paper program to increase the maximum amount of notes authorized to be issued to $3.0 billion and to include Euro denominated borrowings in addition to U.S. Dollars. As of April 1, 2017, the Company had $1.2 billion of borrowings outstanding against the Company’s $3.0 billion commercial paper program, of which approximately $961.7 million in Euro denominated commercial paper was designated as a Net Investment Hedge as described in more detail in Note I, Financial Instruments. At December 31, 2016, the Company had no commercial paper borrowings outstanding.
In January 2017, the Company also executed a 364-day $1.3 billion committed credit facility (the "2017 Credit Agreement"). The 2017 Credit Agreement consists of a $1.3 billion revolving credit loan and a sub-limit of an amount equal to the Euro equivalent of $400 million for swing line advances. Borrowings under the 2017 Credit Agreement may be made in U.S. Dollars or Euros, pursuant to the terms of the agreement, and bear interest at a floating rate dependent on the denomination of the borrowing. Repayments must be made by January 17, 2018 or upon an earlier termination of the 2017 Credit Agreement at the election of the Company. The 2017 Credit Agreement serves as a liquidity back-stop for the Company’s $3.0 billion U.S. Dollar and Euro commercial paper program, also authorized and amended in January 2017, as discussed above. As of April 1, 2017, the Company had not drawn on this commitment.
As of April 1, 2017 and December 31, 2016, the Company had not drawn on its existing five year $1.75 billion committed credit facility.

I.    Financial Instruments
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

A summary of the fair values of the Company’s financial instruments recorded in the Condensed Consolidated Balance Sheets at April 1, 2017 and December 31, 2016 follows:

(Millions of Dollars)	Balance Sheet Classification	April 1, 2017	December 31, 2016	Balance Sheet Classification	April 1, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Interest Rate Contracts Cash Flow	LT other assets	$—	$—	LT other liabilities	$43.4	$47.3
Foreign Exchange Contracts Cash Flow	Other current assets	22.4	37.6	Accrued expenses	1.9	1.6
	LT other assets	0.7	—	LT other liabilities	—	—
Net Investment Hedge	Other current assets	6.2	44.1	Accrued expenses	10.7	1.8
	LT other assets	—	—	LT other liabilities	10.6	0.5
Non-derivative designated as hedging instrument:
Net Investment Hedge		—	—	Short term borrowings	961.7	—
Total Designated		$29.3	$81.7		$1,028.3	$51.2
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$10.6	$28.5	Accrued expenses	$3.2	$46.4
Total Undesignated		$10.6	$28.5		$3.2	$46.4
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

During the three months ended April 1, 2017 and April 2, 2016, cash flows related to derivatives, including those that are separately discussed below, resulted in net cash received of $30.0 million and net cash paid of $0.9 million, respectively.
CASH FLOW HEDGES
As of April 1, 2017 and December 31, 2016, there was an after-tax mark-to-market loss of $53.6 million and $46.3 million, respectively, reported for cash flow hedge effectiveness in Accumulated other comprehensive loss. An after-tax loss of $7.9 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next twelve months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies and interest rates through the maturity dates.
The tables below detail pre-tax amounts reclassified from Accumulated other comprehensive loss into earnings for active derivative financial instruments during the periods in which the underlying hedged transactions affected earnings for the three months ended April 1, 2017 and April 2, 2016 (in millions):

Year-to-Date 2017	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Interest Rate Contracts	$3.8	Interest expense	$—	$—
Foreign Exchange Contracts	$(8.7)	Cost of sales	$4.5	$—

Year-to-Date 2016	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Interest Rate Contracts	$(31.6)	Interest expense	$—	$—
Foreign Exchange Contracts	$(21.9)	Cost of sales	$18.6	$—
 * Includes ineffective portion and amount excluded from effectiveness testing on derivatives.
For the three months ended April 1, 2017, the hedged items' impact to the Consolidated Statements of Operations and Comprehensive Income was a loss of $4.5 million in Cost of sales, which is offsetting the amounts shown above. For the three months ended April 2, 2016, the hedged items’ impact to the Consolidated Statements of Operations and Comprehensive Income was a loss of $18.6 million. There was no impact related to the interest rate contracts' hedged items for all periods presented.
For the three months ended April 1, 2017, an after-tax gain of $0.4 million was reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) during the periods in which the underlying hedged transactions affected earnings. For the three months ended April 2, 2016, an after-tax gain of $9.3 million was reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) during the periods in which the underlying hedged transactions affected earnings.
Interest Rate Contracts
The Company enters into interest rate swap agreements in order to obtain the lowest cost source of funds within a targeted range of variable to fixed-debt proportions. At April 1, 2017 and December 31, 2016, the Company had $400 million of forward starting swaps outstanding which were executed in 2014. The objective of the hedges is to offset the expected variability on future payments associated with the interest rate on debt instruments expected to be issued in 2018. Gains or losses on the swaps are recorded in Accumulated other comprehensive loss and will be subsequently reclassified into earnings as the future interest expense is recognized in earnings or as ineffectiveness occurs.
Foreign Currency Contracts
Forward Contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from subsidiaries with functional currencies different than their own, which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases and sales of inventory. Gains and losses reclassified from Accumulated other comprehensive loss for the effective portion of the hedge are recorded in Cost of sales. The ineffective portion, if any, as well as gains and losses incurred after a hedge has been de-designated are not recorded in Accumulated other comprehensive loss, but are recorded directly to the Consolidated Statements of Operations and Comprehensive Income in Other, net. At April 1, 2017, the notional value of forward currency contracts outstanding was $587.6 million, maturing on various dates through 2018. At December 31, 2016, the notional value of forward currency contracts outstanding was $503.8 million, maturing on various dates through 2017.
Purchased Option Contracts: The Company and its subsidiaries have entered into various intercompany transactions whereby the notional values are denominated in currencies other than the functional currencies of the party executing the trade. In order to better match the cash flows of its intercompany obligations with cash flows from operations, the Company enters into purchased option contracts. Gains and losses reclassified from Accumulated other comprehensive loss for the effective portions of the hedge are recorded in Cost of sales. The ineffective portion, if any, as well as gains and losses incurred after a hedge has been de-designated are not recorded in Accumulated other comprehensive loss, but are recorded directly to the Consolidated Statements of Operations and Comprehensive Income in Other, net. At April 1, 2017, the notional value of purchased option contracts was $187.5 million maturing on various dates through 2017. As of December 31, 2016, the notional value of purchased option contracts was $252.0 million, maturing on various dates through 2017.
FAIR VALUE HEDGES

Interest Rate Risk: In an effort to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, the Company enters into interest rate swaps. In previous years, the Company entered into interest rate swaps on the first five years of the Company's $400 million 5.75% notes due 2053, interest rate swaps with notional values which equaled the Company's $400 million 3.40% notes due 2021 and the Company's $150 million 7.05% notes due 2028. These interest rate swaps effectively converted the Company's fixed rate debt to floating rate debt based on LIBOR, thereby hedging the fluctuation in fair value resulting from changes in interest rates. In the second quarter of 2016, the Company terminated all of the above interest rate swaps and there were no open contracts as of April 1, 2017 and December 31, 2016. The terminations resulted in cash receipts of $27.0 million. This gain was deferred and is being amortized to earnings over the remaining life of the notes.

Prior to termination of the Company’s interest rate swaps discussed above, the changes in fair value of the swaps and the offsetting changes in fair value related to the underlying notes were recognized in earnings. A summary of fair value adjustments relating to these swaps is as follows (in millions):

	Year-to-Date 2016
Income Statement Classification	Gain/(Loss) on Swaps*	Gain /(Loss) on Borrowings
Interest Expense	$25.3	$(25.2)
*Includes ineffective portion and amount excluded from effectiveness testing.
Amortization of the gain/loss on terminated swaps of $0.8 million are reported as a reduction of interest expense for the three months ended April 1, 2017. In addition to the fair value adjustments in the table above, net swap accruals and amortization of the gain/loss on terminated swaps of $3.0 million are reported as a reduction of interest expense for the three months ended April 2, 2016. Interest expense on the underlying debt when the hedge was active was $11.8 million for the three months ended April 2, 2016.
NET INVESTMENT HEDGES
Foreign Exchange Contracts: The Company utilizes net investment hedges to offset the translation adjustment arising from re-measurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive loss were gains of $78.4 million and $88.6 million at April 1, 2017 and December 31, 2016, respectively.
As of April 1, 2017, the Company had foreign exchange forward contracts maturing on various dates in 2017 with notional values totaling $732.0 million outstanding hedging a portion of its British pound sterling, Mexican peso, Swedish krona, Euro and Canadian dollar denominated net investments; a cross currency swap with a notional value totaling $250.0 million maturing in 2023 hedging a portion of its Japanese yen denominated net investment; and Euro denominated commercial paper with a notional value of $961.7 million maturing in 2017 hedging a portion of its Euro denominated net investments. As of December 31, 2016, the Company had foreign exchange contracts maturing on various dates in 2017 with notional values totaling $1.0 billion outstanding hedging a portion of its British pound sterling, Mexican peso, Swedish krona, Euro and Canadian dollar denominated net investments, and a cross currency swap with a notional value totaling $250.0 million maturing 2023 hedging a portion of its Japanese yen denominated net investment. For the three months ended April 1, 2017 and April 2, 2016, maturing foreign exchange contracts resulted in net cash received of $20.7 million and net cash paid of $2.4 million, respectively.
Gains and losses on net investment hedges remain in Accumulated other comprehensive income (loss) until disposal of the underlying assets. Gains and losses after a hedge has been de-designated are recorded directly to the Consolidated Statements of Operations and Comprehensive Income in Other, net.
The pre-tax gain or loss from fair value changes was as follows (in millions):

	Year-to-Date 2017
Income Statement Classification	Amount Recorded in OCI (Loss) Gain	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement
Other, net	$(15.7)	$—	$—

	Year-to-Date 2016
Income Statement Classification	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement
Other, net	$2.6	$—	$—
*Includes ineffective portion and amount excluded from effectiveness testing.
UNDESIGNATED HEDGES
Foreign Exchange Contracts: Currency swaps and foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the forward contracts outstanding at April 1, 2017 was $1.2 billion, maturing on various dates in 2017. The total notional amount of the forward contracts outstanding at December 31, 2016 was $1.5 billion, maturing on various dates in 2017. The income statement impacts related to derivatives not designated as hedging instruments for the three months ended April 1, 2017 and April 2, 2016 are as follows (in millions):

Derivatives Not Designated as Hedging Instruments under ASC 815	Income Statement Classification	Year-to-Date 2017 Amount of Gain (Loss) Recorded in Income on Derivative
Foreign Exchange Contracts	Other, net	$28.6

Derivatives Not Designated as Hedging Instruments under ASC 815	Income Statement Classification	Year-to-Date 2016 Amount of Gain (Loss) Recorded in Income on Derivative
Foreign Exchange Contracts	Other, net	$(6.0)

J.    Equity Arrangements

In 2016, the Company repurchased 3,940,087 shares of common stock for approximately $374.1 million. Additionally, the Company net-share settled capped call options on its common stock and received 711,376 shares during 2016. Refer to Note J, Capital Stock, of the Company's Form 10-K for the year ended December 31, 2016.
In November 2016, the Company issued 3,504,165 shares of common stock to settle the purchase contracts of the 2013 Equity Units. See further discussion below.
In March 2015, the Company entered into a forward share purchase contract with a financial counterparty for 3,645,510 shares of common stock. The contract obligates the Company to pay $350.0 million, plus an additional amount related to the forward component of the contract. In November 2016, the Company amended the settlement date to April 2019, or earlier at the Company's option. The reduction of common shares outstanding was recorded at the inception of the forward share purchase contract in March 2015 and factored into the calculation of weighted-average shares outstanding at that time.
In October 2014, the Company entered into a forward share purchase contract on its common stock. The contract obligated the Company to pay $150.0 million, plus an additional amount related to the forward component of the contract, to the financial institution counterparty not later than October 2016, or earlier at the Company’s option, for the 1,603,822 shares purchased. The reduction of common shares outstanding was recorded at the inception of the forward share purchase contract in October 2014 and factored into the calculation of weighted-average shares outstanding at that time. In October 2016, the Company physically settled the contract, receiving 1,603,822 shares for a settlement amount of $147.4 million. Refer to Note J, Capital Stock, of the Company's Form 10-K for the year ended December 31, 2016, for additional disclosure related to the shares physically received.
As described more fully in Note H, Long-Term Debt and Financing Arrangements, of the Company’s Form 10-K for the year ended December 31, 2016, in November 2013, the Company purchased from certain financial institutions “out-of-the-money” capped call options on 12.2 million shares of its common stock (subject to customary anti-dilution adjustments). In February 2015, the Company net-share settled 9.1 million of the 12.2 million capped call options on its common stock and received 911,077 shares using an average reference price of $96.46 per common share. In February 2016, the Company net-share settled the remaining 3.1 million capped call options on its common stock and received 293,142 shares using an average reference price of $94.34 per common share.

Equity Units and Capped Call Transactions

As described more fully in Note H, Long-Term Debt and Financing Arrangements, of the Company’s Form 10-K for the year ended December 31, 2016, in December 2013, the Company issued Equity Units comprised of $345.0 million of Notes and Equity Purchase Contracts. The Equity Purchase Contracts obligated the holders to purchase on November 17, 2016, for $100.00, between 1.0122 and 1.2399 shares of the Company’s common stock, which are equivalent to an initial settlement price of $98.80 and $80.65, respectively, per share of common stock.
In accordance with the Equity Purchase Contracts, on November 17, 2016, the Company issued 3,504,165 shares of common shares and received additional cash proceeds of $345.0 million. The conversion rate used in calculating the average of the daily volume-weighted-average price of common stock during the market value averaging period, was 1.0157 (equivalent to the minimum settlement rate and a conversion price of $98.45 per common share) on November 17, 2016.
Contemporaneously with the issuance of the Equity Units described above, the Company paid $9.7 million, or an average of $2.77 per option, to enter into capped call transactions on 3.5 million shares of common stock with a major financial institution. The purpose of the capped call transactions was to offset the potential economic dilution associated with the common shares issuable upon the settlement of the Equity Purchase Contracts. Refer to Note H, Long-Term Debt and Financing Arrangements, of the Company’s Form 10-K for the year ended December 31, 2016 for further discussion. The $9.7 million premium paid was recorded as a reduction to equity.
The capped call transactions cover, subject to customary anti-dilution adjustments, the number of shares equal to the number of shares issuable upon settlement of the Equity Purchase Contracts at the 1.0122 minimum settlement rate. In October and November 2016, the Company's capped call options on its common stock expired and were net-share settled resulting in the Company receiving 418,234 shares using an average reference price of $117.84 per common share.

K.    Accumulated Other Comprehensive Loss

The following tables summarize the changes in the balances for each component of accumulated other comprehensive loss:

(Millions of Dollars)	Currency translation adjustment and other	Unrealized losses on cash flow hedges, net of tax	Unrealized gains (losses) on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - December 31, 2016	$(1,586.3)	$(46.3)	$88.6	$(377.2)	$(1,921.2)
Other comprehensive income (loss) before reclassifications	114.6	(6.9)	(10.2)	(2.7)	94.8
Adjustments related to sales of businesses	4.7	—	—	2.6	7.3
Reclassification adjustments to earnings	—	(0.4)	—	11.8	11.4
Net other comprehensive income (loss)	119.3	(7.3)	(10.2)	11.7	113.5
Balance - April 1, 2017	$(1,467.0)	$(53.6)	$78.4	$(365.5)	$(1,807.7)

(Millions of Dollars)	Currency translation adjustment and other	Unrealized losses on cash flow hedges, net of tax	Unrealized gains on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - January 2, 2016	$(1,300.9)	$(52.1)	$11.8	$(353.0)	$(1,694.2)
Other comprehensive income (loss) before reclassifications	128.0	(43.8)	1.6	0.5	86.3
Reclassification adjustments to earnings	—	(9.3)	—	2.8	(6.5)
Net other comprehensive income (loss)	128.0	(53.1)	1.6	3.3	79.8
Balance - April 2, 2016	$(1,172.9)	$(105.2)	$13.4	$(349.7)	$(1,614.4)

The reclassifications out of accumulated other comprehensive loss for the three months ended April 1, 2017 and April 2, 2016 were as follows (in millions):

Reclassifications from Accumulated other comprehensive loss to earnings	2017	2016	Affected line item in Consolidated Statements of Operations And Comprehensive Income
Realized gains on cash flow hedges	$4.5	$18.6	Cost of sales
Realized losses on cash flow hedges	(3.8)	(3.8)	Interest expense
Total before taxes	$0.7	$14.8
Tax effect	(0.3)	(5.5)	Income taxes on continuing operations
Realized gains on cash flow hedges, net of tax	$0.4	$9.3
Amortization of defined benefit pension items:
Actuarial losses and prior service costs / credits	$(2.3)	$(2.6)	Cost of sales
Actuarial losses and prior service costs / credits	(1.6)	(1.7)	Selling, general and administrative
Settlement loss	(12.5)	—	Other, net
Total before taxes	$(16.4)	$(4.3)
Tax effect	4.6	1.5	Income taxes on continuing operations
Amortization of defined benefit pension items, net of tax	$(11.8)	$(2.8)

L.    Net Periodic Benefit Cost — Defined Benefit Plans
Following are the components of net periodic pension (benefit) expense for the three months ended April 1, 2017 and April 2, 2016:

	Year-to-Date
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
(Millions of Dollars)	2017	2016	2017	2016	2017	2016
Service cost	$2.3	$2.3	$3.3	$3.2	$0.1	$0.2
Interest cost	10.7	11.3	7.0	9.6	0.4	0.4
Expected return on plan assets	(16.1)	(16.9)	(11.0)	(11.7)	—	—
Amortization of prior service cost (credit)	0.3	1.3	(0.3)	0.1	(0.3)	(0.3)
Amortization of net loss	1.9	1.7	2.3	1.5	—	—
Settlement / curtailment loss	—	—	12.5	0.1	—	—
Net periodic pension (benefit) expense	$(0.9)	$(0.3)	$13.8	$2.8	$0.2	$0.3

In March 2017, a pre-tax charge of approximately $12.5 million was recorded, reflecting losses previously reported in accumulated other comprehensive loss related to a non-U.S. pension plan for which the Company settled its obligation by purchasing an annuity and making lump sum payments to participants.

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
The Company holds various financial instruments that are employed to manage risks, including foreign currency and interest rate exposures. These financial instruments are carried at fair value and are included within the scope of ASC 820. The Company determines the fair values of these financial instruments through the use of matrix or model pricing, which utilizes observable inputs such as market interest and currency rates. When determining the fair values of these financial instruments for which Level 1 evidence does not exist, the Company considers various factors including the following: exchange or market price quotations of similar instruments, time value and volatility factors, the Company’s own credit rating and the credit rating of the counter-party.
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of the hierarchy levels:

(Millions of Dollars)	Total	Level 1	Level 2	Level 3
April 1, 2017
Money market fund	$4.3	$4.3	$—	$—
Derivative assets	$39.9	$—	$39.9	$—
Derivative and non-derivative liabilities	$1,031.5	$—	$1,031.5	$—
Contingent consideration liability	$84.0	$—	$—	$84.0
December 31, 2016
Money market fund	$4.3	$4.3	$—	$—
Derivative assets	$110.2	$—	$110.2	$—
Derivative liabilities	$97.6	$—	$97.6	$—
The following table presents the carrying values and fair values of the Company's financial assets and liabilities, as well as the Company's debt, as of April 1, 2017 and December 31, 2016:

	April 1, 2017		December 31, 2016
(Millions of Dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Other investments	$8.9	$9.2	$8.9	$9.2
Derivative assets	$39.9	$39.9	$110.2	$110.2
Derivative and non-derivative liabilities	$1,031.5	$1,031.5	$97.6	$97.6
Long-term debt, including current portion	$3,823.7	$3,991.4	$3,823.1	$3,967.4
As discussed in Note F, Acquisitions, the Company recorded a contingent consideration liability in the first quarter of 2017 relating to the Craftsman brand acquisition representing the Company's obligation to make future payments to Sears Holdings of between 2.5% and 3.5% on new Stanley Black & Decker sales of Craftsman products through March 2032. The estimated fair value of this liability is $84.0 million at April 1, 2017. The fair value was estimated using Level 3 inputs, including the contractual royalty rates and future sales projections. There was no change in the fair value of the contingent consideration from the date of acquisition through April 1, 2017.
The Company had no other significant non-recurring fair value measurements, nor any financial assets measured using Level 3 inputs, during the first three months of 2017 or 2016.
The money market fund and other investments outlined in the tables above relate to the West Coast Loading Corporation ("WCLC") trust and are considered Level 1 instruments within the fair value hierarchy. The long-term debt instruments are considered Level 2 instruments and are measured using the stated cash flows in each obligation discounted at the Company’s marginal borrowing rates. The differences between the carrying values and fair values of long-term debt are attributable to the stated interest rates differing from the Company's marginal borrowing rates. The fair values of the Company's variable rate short-term borrowings approximate their carrying values at April 1, 2017 and December 31, 2016. The fair values of foreign currency and interest rate swap agreements, comprising the derivative assets and liabilities in the table above, are based on current settlement values.
As discussed in Note D, Financing Receivables, the Company has a deferred purchase price receivable related to sales of trade receivables. The deferred purchase price receivable will be repaid in cash as receivables are collected, generally within 30 days, and as such the carrying value of the receivable approximates fair value.
Refer to Note I, Financial Instruments, for more details regarding financial instruments, Note R, Commitments and Contingencies, for more details regarding the other investments related to the WCLC trust, and Note H, Long-Term Debt and Financing Arrangements, for more information regarding the carrying values of the long-term debt.

N.    Other Costs and Expenses
Other, net is primarily comprised of intangible asset amortization expense, currency-related gains or losses, environmental remediation expense and acquisition-related transaction costs. In the first quarter of 2017, $40.0 million was recorded to Other, net for acquisition-related transaction and consulting costs primarily related to the Newell Tools and Craftsman brand acquisitions.

O.    Restructuring Charges
A summary of the restructuring reserve activity from December 31, 2016 to April 1, 2017 is as follows:

(Millions of Dollars)	December 31, 2016	Net Additions	Usage	Currency	April 1, 2017
Severance and related costs	$21.4	$11.8	$(9.0)	$0.3	$24.5
Facility closures and asset impairments	14.2	4.0	(3.8)	—	14.4
Total	$35.6	$15.8	$(12.8)	$0.3	$38.9
For the three months ended April 1, 2017, the Company recognized net restructuring charges of $15.8 million. This amount reflects $11.8 million of net severance charges associated with the reduction of approximately 180 employees. The Company also had $4.0 million of facility closure and other restructuring costs.
The majority of the $38.9 million of reserves remaining as of April 1, 2017 is expected to be utilized within the next 12 months.

Segments: The $16 million of net restructuring costs for the three months ended April 1, 2017 includes: $6 million pertaining to the Tools & Storage segment; $7 million pertaining to the Security segment; and $3 million pertaining to the Industrial segment.

P.	Income Taxes

The Company recognized income tax expense of $79.5 million for the three months ended April 1, 2017, resulting in an effective tax rate of 16.8%. The effective tax rate differs from the U.S. statutory tax rate primarily due to a portion of the Company’s earnings being realized in lower-taxed foreign jurisdictions and the utilization of U.S. tax attributes during the first quarter of 2017 due to the divestiture of the mechanical security businesses. Non-deductible transaction costs and other acquisition-related restructuring items partially offset the net tax benefits mentioned above for the three months ended April 1, 2017. Excluding the tax impact of the divestitures and acquisition-related charges in the first quarter of 2017, the effective rate is 25.0%.

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

The Tools & Storage segment is comprised of the Power Tools & Equipment ("PTE") and Hand Tools, Accessories & Storage ("HTAS") businesses. The PTE business includes both professional and consumer products. Professional products include professional grade corded and cordless electric power tools and equipment including drills, impact wrenches and drivers, grinders, saws, routers and sanders, as well as pneumatic tools and fasteners including nail guns, nails, staplers and staples, concrete and masonry anchors. Consumer products include corded and cordless electric power tools sold primarily under the BLACK+DECKER brand, lawn and garden products, including hedge trimmers, string trimmers, lawn mowers, edgers and related accessories, and home products such as hand-held vacuums, paint tools and cleaning appliances. The HTAS business sells measuring, leveling and layout tools, planes, hammers, demolition tools, clamps, vises, knives, saws, chisels and industrial and automotive tools. Power tool accessories include drill bits, router bits, abrasives and saw blades. Storage products include tool boxes, sawhorses, medical cabinets and engineered storage solution products.

The Security segment is comprised of the Convergent Security Solutions ("CSS") and Mechanical Access Solutions ("MAS") businesses. The CSS business designs, supplies and installs electronic security systems and provides electronic security services, including alarm monitoring, video surveillance, fire alarm monitoring, systems integration and system maintenance. Purchasers of these systems typically contract for ongoing security systems monitoring and maintenance at the time of initial equipment installation. The business also sells healthcare solutions, which markets asset tracking, infant protection, pediatric protection, patient protection, wander management, fall management, and emergency call products. The MAS business primarily sells automatic doors.

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

The Company utilizes segment profit, which is defined as net sales minus cost of sales and SG&A inclusive of the provision for doubtful accounts (aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, interest income, interest expense, other, net (inclusive of intangible asset amortization expense), restructuring charges, gain on sales of businesses, pension settlement and income taxes. Refer to Note O, Restructuring Charges, for the amount of net restructuring charges by segment. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and cost for certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Transactions between segments are not material. Segment assets primarily include cash, accounts receivable, inventory, other current assets, property, plant and equipment, intangible assets and other miscellaneous assets.

	Year-to-Date
(Millions of Dollars)	2017	2016
NET SALES
Tools & Storage	$1,854.5	$1,706.9
Security	478.5	504.2
Industrial	472.6	461.0
Total	$2,805.6	$2,672.1
SEGMENT PROFIT
Tools & Storage	$287.3	$262.0
Security	50.9	60.2
Industrial	86.3	76.0
Segment profit	424.5	398.2
Corporate overhead	(43.9)	(48.4)
Other, net	(106.2)	(46.2)
Gain on sales of businesses	269.2	—
Pension settlement	(12.5)	—
Restructuring charges	(15.8)	(8.0)
Interest expense	(51.3)	(47.3)
Interest income	8.6	5.8
Earnings before income taxes	$472.6	$254.1

The following table is a summary of total assets by segment as of April 1, 2017 and December 31, 2016:

(Millions of Dollars)	April 1, 2017	December 31, 2016
Tools & Storage	$12,507.6	$8,512.4
Security	3,152.8	3,139.0
Industrial	3,434.8	3,359.0
	19,095.2	15,010.4
Assets held for sale	—	523.4
Corporate assets	(433.1)	101.1
Consolidated	$18,662.1	$15,634.9

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
The Environmental Protection Agency (“EPA”) has asserted claims in federal court in Rhode Island against certain current and former affiliates of Black & Decker related to environmental contamination found at the Centredale Manor Restoration Project Superfund ("Centredale") site, located in North Providence, Rhode Island. The EPA has discovered a variety of contaminants at the site, including but not limited to, dioxins, polychlorinated biphenyls, and pesticides. The EPA alleges that Black & Decker and certain of its current and former affiliates are liable for site clean-up costs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as successors to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. Black & Decker and certain of its current and former affiliates contest the EPA's allegation that they are responsible for the contamination, and have asserted contribution claims, counterclaims and cross-claims against a number of other PRPs, including the federal government as well as insurance carriers. The EPA released its Record of Decision ("ROD") in September 2012, which identified and described the EPA's selected remedial alternative for the site. Black & Decker and certain of its current and former affiliates are contesting the EPA's selection of the remedial alternative set forth in the ROD, on the grounds that the EPA's actions were arbitrary and capricious and otherwise not in accordance with law, and have proposed other equally-protective, more cost-effective alternatives. On June 10, 2014, the EPA issued an Administrative Order under Sec. 106 of CERCLA, instructing Emhart Industries, Inc. and Black & Decker to perform the remediation of Centredale pursuant to the ROD. Black & Decker and Emhart Industries, Inc. dispute the factual, legal and scientific bases cited by the EPA for such an Order and have provided the EPA with numerous good-faith bases for Black & Decker’s and Emhart Industries, Inc.’s declination to comply with the Order at this time. Black & Decker and Emhart Industries, Inc. continue to vigorously litigate the issue of their liability for environmental conditions at the Centredale site, including the completion of the Phase 1 trial in late July, 2015. The Court in this initial phase of trial found that dioxin contamination at the Centredale site was not “divisible,” and that Emhart was jointly and severally liable for dioxin contamination at the Site. The next two phases of trial will address whether the EPA’s proposed remedy for the Site is “arbitrary and capricious,” and if necessary, the allocation of liability to other parties who may have contributed to contamination of the Site with dioxins, PCB’s and other contaminants of concern. The second phase of the trial addressing the remedy and certain other issues commenced on September 26, 2016 and closing arguments were held on April 4, 2017. The Company is waiting for a decision to be issued by the Court. The Company's estimated remediation costs related to the Centredale site (including the EPA’s past costs as well as costs of additional investigation, remediation, and related costs such as EPA’s oversight costs, less escrowed funds contributed by primary PRPs who have reached settlement agreements with the EPA), which the Company considers to be probable and reasonably estimable, range from approximately $68.1 million to $139.7 million, with no amount within that range representing a more likely outcome until such time as the litigation is resolved through judgment or compromise. The Company’s reserve for this environmental remediation matter of $68.1 million reflects the fact that the EPA considers Metro-Atlantic, Inc. to be a primary source of contamination at the site. As the specific nature of the environmental remediation activities that may be mandated by the EPA at this site have not yet been finally determined through the on-going litigation, the ultimate remedial costs associated with the site may vary from the amount accrued by the Company at April 1, 2017.
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
The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of April 1, 2017 and December 31, 2016 the Company had reserves of $176.1 million and $160.9 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2017 amount, $19.8 million is classified as current and $156.3 million as long-term which is expected to be paid over the estimated remediation period. As of April 1, 2017, the Company has recorded $13.2 million in other assets related to funding received by the EPA and placed in a trust in accordance with the final settlement with the EPA, embodied in a Consent Decree approved by the United States District Court for the Central District of California on July 3, 2013. Per the Consent Decree, Emhart Industries, Inc. (a dissolved, former indirectly wholly-owned subsidiary of The Black & Decker Corporation) (“Emhart”) has agreed to be responsible for an interim remedy at a site located in Rialto, California and formerly operated by West Coast Loading Corporation (“WCLC”), a defunct company for which Emhart was alleged to be liable as a successor. The remedy will be funded by (i) the amounts received from the EPA as gathered from multiple parties, and, to the extent necessary, (ii) Emhart's affiliate.  The interim remedy requires the construction of a water treatment facility and the filtering of ground water at or around the site for a period of approximately 30 years or more. Accordingly, as of April 1, 2017, the Company's cash obligation associated with the aforementioned remediation activities including WCLC is $162.9 million. The range of environmental remediation costs that is reasonably possible is $143.5 million to $282.9 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with policy.

The Company and approximately 60 other companies comprise the Lower Passaic Cooperating Parties Group (the “CPG”). The CPG members and other companies are parties to a May 2007 Administrative Settlement Agreement and Order on Consent (“AOC”) with the EPA to perform a remedial investigation/feasibility study (“RI/FS”) of the lower seventeen miles of the Lower Passaic River in New Jersey (the “River”). The Company’s potential liability stems from former operations in Newark, New Jersey. As an interim step related to the 2007 AOC, on June 18, 2012, the CPG members voluntarily entered into an AOC with the EPA for remediation actions focused solely at mile 10.9 of the River. The Company’s estimated costs related to the RI/FS and focused remediation action at mile 10.9, based on an interim allocation, are included in its environmental reserves. On April 11, 2014, the EPA issued a Focused Feasibility Study (“FFS”) and proposed plan which addressed various early action remediation alternatives for the lower 8.3 miles of the River. The EPA received public comment on the FFS and proposed plan (including comments from the CPG and other entities asserting that the FFS and proposed plan do not comply with CERCLA) which public comment period ended on August 20, 2014. The CPG submitted to the EPA a draft RI report in February 2015 and draft FS report in April 2015 for the entire lower seventeen miles of the River. On March 4, 2016, the EPA issued a ROD selecting the remedy for the lower 8.3 miles of the River. The cleanup plan adopted by the EPA is now considered a final action for the lower 8.3 miles of the River and will include the removal of 3.5 million cubic yards of sediment, placement of a cap over the entire lower 8.3 miles of the River, and, according to the EPA, will cost approximately $1.4 billion and take 6 years to implement after the remedial design is completed. (The EPA estimates that the remedial design will take four years to complete.) The Company and 105 other parties received a letter dated March 31, 2016 from the EPA notifying such parties of potential liability for the costs of the cleanup of the lower 8.3 miles of the River and a letter dated March 30, 2017 stating that the EPA had offered 20 of the parties (not including the Company) an early cash out settlement. The EPA stated that these 20 parties did not discharge the primary contaminants of concern, but otherwise did not explain the process used and the criteria considered in determining which parties were eligible for early cash out settlement. The EPA stated that other parties who did not discharge the primary contaminants of concern may also be eligible for cash out settlement, but expects those parties' allocation to be determined through a complex settlement analysis using a third party allocator. The Company asserts that it did not discharge the primary contaminants of concern and should be eligible for a cash out settlement. There has been no determination as to how the RI/FS will be modified in light of the EPA’s decision to implement a final action for the lower 8.3 miles of the River. At this time, the Company cannot reasonably estimate its liability related to the remediation efforts, excluding the RI/FS and remediation actions at mile 10.9, as the RI/FS is ongoing, the ultimate remedial approach and associated cost for the upper portion of the River has not yet been determined, and the parties that will participate in funding the remediation and their respective allocations are not yet known. On September 30, 2016, Occidental Chemical Corporation entered into an agreement with EPA to perform the remedial design for the cleanup plan for the lower 8.3 miles of the river.

Per the terms of a Final Order and Judgment approved by the United States District Court for the Middle District of Florida on January 22, 1991, Emhart is responsible for a percentage of remedial costs arising out of the Kerr McGee Chemical Corporation Superfund Site located in Jacksonville, Florida. On March 15, 2017, the Company received formal notification from the EPA that the EPA had issued a ROD selecting the preferred alternative identified in the Proposed Cleanup Plan. The cleanup adopted by the EPA is currently estimated to cost approximately $68.7 million. Accordingly, the Company increased its reserve by $17 million which is recorded in Other, net in the Consolidated Statements of Operations and Comprehensive Income for the three months ended April 1, 2017.
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

S.    Guarantees
The Company’s financial guarantees at April 1, 2017 are as follows:

(Millions of Dollars)	Term	Maximum Potential Payment	Carrying Amount of Liability
Guarantees on the residual values of leased properties	One to five years	$58.7	$—
Standby letters of credit	Up to three years	71.2	—
Commercial customer financing arrangements	Up to six years	70.1	23.8
Total		$200.0	$23.8
The Company has guaranteed a portion of the residual values of leased properties arising from its synthetic lease program. The lease guarantees are for an amount up to $58.7 million while the fair value of the underlying buildings is estimated at $67.2 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these guarantees.

The Company has issued $71.2 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs.

The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors and franchisees for their initial purchase of the inventory and trucks necessary to function as a distributor and franchisee. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors and franchisees. The gross amount guaranteed in these arrangements is $70.1 million and the $23.8 million carrying value of the guarantees issued is recorded in debt and other liabilities as appropriate in the Condensed Consolidated Balance Sheets.

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

The changes in the carrying amount of product and service warranties for the three months ended April 1, 2017 and April 2, 2016 are as follows:

(Millions of Dollars)	2017	2016
Balance beginning of period	$103.4	$105.4
Warranties and guarantees issued	22.7	20.4
Warranty payments and currency	(24.6)	(20.0)
Balance end of period	$101.5	$105.8

T.    Divestitures

On January 3, 2017, the Company sold a small business within the Tools & Storage segment for $25.6 million. On February 22, 2017, the Company sold the majority of its mechanical security businesses within the Security segment to Dormakaba, which includes the commercial hardware brands of Best Access, phi Precision and GMT, for net proceeds of $719.2 million. As a result of these sales, the Company recognized an after-tax gain of $238.1 million in the first quarter of 2017, primarily related to the sale of the mechanical security businesses. Neither of these disposals qualify as discontinued operations in accordance with ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity and therefore, are included in the Company's continuing operations for all periods presented through the dates of sale in 2017. Pre-tax income for these businesses totaled $0.6 million and $6.5 million for the three months ended April 1, 2017 and April 2, 2016, respectively.

The carrying amounts of the assets and liabilities that were expected to be included in these sales were classified as held for sale as of December 31, 2016, as follows:

(Millions of Dollars)	December 31, 2016
Accounts and notes receivable, net	$35.3
Inventories, net	33.2
Property, plant and equipment, net	52.3
Goodwill and other intangibles, net	399.8
Other assets	2.8
Total assets	$523.4

Accounts payable and accrued expenses	$38.0
Other liabilities	15.5
Total liabilities	$53.5

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
BUSINESS OVERVIEW
Strategy

The Company is a diversified global provider of hand tools, power tools and related accessories, mechanical access solutions (primarily automatic doors), electronic security and monitoring systems, healthcare solutions, engineered fastening systems and products and services for various industrial applications. The Company continues to pursue a growth and acquisition strategy that involves industry, geographic and customer diversification to foster sustainable revenue, earnings and cash flow growth. The Company also remains focused on organic growth, including increasing its presence in emerging markets, with a goal of generating greater than 20% of annual revenues from those markets over time, and leveraging the Stanley Fulfillment System, a now expanded program ("SFS 2.0") focused on upgrading innovation and digital capabilities while maintaining commercial and supply chain excellence, and funding required investments, in part, through functional transformation. Strategic acquisitions, combined with strong organic growth performance, will help enable the Company to reach its objective of doubling its size to $22 billion in revenue by 2022 while expanding the margin rate.

In March 2017, the Company acquired the Tools business of Newell Brands ("Newell Tools"), which is an important step in the Company's quest to strengthen its presence in the global tools industry, and the Craftsman brand, which grants the Company the rights to develop, manufacture and sell Craftsman®-branded products in non-Sears Holdings channels. Furthermore, in February 2017, the Company completed the sale of the majority of its mechanical security businesses, which will allow the Company to deploy capital in a more accretive and growth-oriented manner.

In terms of capital allocation, the Company remains committed, over time, to returning approximately 50% of free cash flow to shareholders through a strong and growing dividend as well as opportunistically repurchasing shares. The remaining free cash flow (approximately 50%) will be deployed towards acquisitions.

Refer to the “Strategic Objectives” section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the year ended December 31, 2016 for additional strategic discussions.
Segments
The Company's operations are classified into three reportable business segments, which also represent its operating segments: Tools & Storage, Security and Industrial.

Tools & Storage
The Tools & Storage segment is comprised of the Power Tools & Equipment ("PTE") and Hand Tools, Accessories & Storage ("HTAS") businesses. Annual revenues in the Tools & Storage segment were $7.5 billion in 2016, representing 66% of the Company’s total revenues.
The PTE business includes both professional and consumer products. Professional products include professional grade corded and cordless electric power tools and equipment including drills, impact wrenches and drivers, grinders, saws, routers and sanders, as well as pneumatic tools and fasteners including nail guns, nails, staplers and staples, concrete and masonry anchors. Consumer products include corded and cordless electric power tools sold primarily under the BLACK+DECKER brand, lawn and garden products, including hedge trimmers, string trimmers, lawn mowers, edgers and related accessories, and home products such as hand-held vacuums, paint tools and cleaning appliances.
The HTAS business sells measuring, leveling and layout tools, planes, hammers, demolition tools, clamps, vises, knives, saws, chisels and industrial and automotive tools. Power tool accessories include drill bits, router bits, abrasives and saw blades. Storage products include tool boxes, sawhorses, medical cabinets and engineered storage solution products.

Security
The Security segment is comprised of the Convergent Security Solutions ("CSS") and Mechanical Access Solutions ("MAS") businesses. Annual revenues in the Security segment were $2.1 billion in 2016, representing 18% of the Company’s total revenues.
The CSS business designs, supplies and installs electronic security systems and provides electronic security services, including alarm monitoring, video surveillance, fire alarm monitoring, systems integration and system maintenance. Purchasers of these systems typically contract for ongoing security systems monitoring and maintenance at the time of initial equipment installation. The business also sells healthcare solutions, which include asset tracking solutions, infant protection, pediatric protection, patient protection, wander management, fall management, and emergency call products. The MAS business primarily sells automatic doors.
Industrial
The Industrial segment is comprised of the Engineered Fastening and Infrastructure businesses. Annual Industrial segment revenues totaled $1.8 billion in 2016, representing 16% of the Company’s total revenues.
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
Acquisitions
On March 8, 2017, the Company completed the purchase of the Craftsman brand from Sears Holdings, which provides the Company with the rights to develop, manufacture and sell Craftsman®-branded products in non-Sears Holdings channels. The Company plans to significantly increase the availability of Craftsman®-branded products to consumers in previously underpenetrated channels, enhance innovation, and add manufacturing jobs in the U.S. to support growth.
On March 9, 2017, the Company acquired Newell Tools, which includes the highly attractive industrial cutting, hand tool and power tool accessory brands Irwin® and Lenox®. The acquisition will enhance the Company’s position within the global tools & storage industry and broadens the Company’s product offerings and solutions to customers and end-users, particularly within power tool accessories.
Divestitures
On February 22, 2017, the Company completed the sale of the majority of its mechanical security businesses, which included the commercial hardware brands of Best Access, phi Precision and GMT. The sale will allow the Company to deploy capital in a more accretive and growth-oriented manner. On January 3, 2017, the Company sold a small business within the Tools & Storage segment.
Certain Items Impacting Earnings
Throughout MD&A, the Company has provided a discussion of the outlook and results both inclusive and exclusive of acquisition-related charges and gain on sales of businesses. The acquisition-related charges relate primarily to the Newell Tools and Craftsman brand acquisitions. The amounts and measures, including gross profit and segment profit, on a basis excluding such charges are considered relevant to aid analysis and understanding of the Company’s results aside from the material impact of these charges. In addition, these measures are utilized internally by management to understand business trends, as once the anticipated cost synergies from the Newell Tools and the Craftsman brand acquisitions are realized, such charges are not expected to recur. These amounts for the first quarter of 2017 are as follows:

Acquisition-Related Charges
The Company reported $58 million in pre-tax acquisition-related charges in the first quarter of 2017, which were comprised of the following:

•	$7 million reducing Gross Profit pertaining to amortization of the inventory step-up adjustments for the Newell Tools and Craftsman brand acquisitions;

•	$11 million in SG&A primarily for integration-related costs and consulting fees; and

•	$40 million in Other, net primarily for deal transactions costs.
The tax effect on the above charges during the first quarter of 2017 was $17 million, resulting in after-tax charges of $41 million, or $0.27 per diluted share.
Gain on Sales of Businesses
The Company reported a $269 million pre-tax gain in the first quarter of 2017 relating to the previously discussed sales of the majority of the mechanical security businesses and a small business in the Tools & Storage segment. The tax effect of the gain was $31 million, resulting in an after-tax gain of $238 million, or $1.57 per diluted share.
2017 Outlook
This outlook discussion is intended to provide broad insight into the Company’s near-term earnings and cash flow generation prospects. On March 10, 2017, the Company updated its 2017 earnings per share ("EPS") outlook to $7.63 - $7.83 ($6.98 - $7.18 excluding acquisition-related charges and gain on sales of businesses) to reflect the sale of the majority of its mechanical security businesses and the purchase of the Craftsman brand and Newell Tools. The Company is now raising the ranges of its 2017 EPS outlook to $7.95 - $8.15 ($7.08 - $7.28 on an adjusted basis), as it expects stronger full year results attributable primarily to an improved outlook for its industrial businesses. The Company is also reiterating its free cash flow conversion estimate, defined as free cash flow divided by net income, of approximately 100%.

RESULTS OF OPERATIONS
Net Sales: Net sales were $2.806 billion in the first three months of 2017 compared to $2.672 billion in the first three months of 2016, representing an increase of 5% fueled by strong organic growth of 5%. Volume and acquisitions, primarily Newell Tools, increased sales by 5% and 3%, respectively, while the impact of businesses sold and foreign currency decreased sales by 2% and 1%, respectively. Tools & Storage net sales increased 9% compared to the first three months of 2016 due to strong organic growth of 6%, driven by solid growth across all regions, and acquisition growth of 4%, which were partially offset by foreign currency pressure of 1%. Net sales in the Security segment declined 5% compared to the first three months of 2016 as organic growth of 1% and small bolt-on electronic acquisitions of 1% were more than offset by declines of 1% from foreign currency and 6% from the sale of the majority of the mechanical security businesses. Industrial net sales increased 3% compared to the first three months of 2016 primarily due to a 5% increase in volume, as Engineered Fastening exceeded expectations for the quarter, partially offset by a 1% decrease in both price and foreign currency.
Gross Profit: Gross profit was $1.065 billion, or 38.0% of net sales, in the first three months of 2017 compared to $977.6 million, or 36.6% of net sales, in the first three months of 2016. Acquisition-related charges, which reduced gross profit, were $6.8 million in the first quarter of 2017 relating to the amortization of the inventory step-up adjustments for the Newell Tools and Craftsman brand acquisitions. Excluding these acquisition-related charges, gross profit was 38.2% of net sales in 2017 compared to 36.6% of net sales in the prior year. The year-over-year increase in the profit rate was driven by operating leverage, productivity and cost actions, which more than offset unfavorable currency and commodity inflation.
SG&A Expenses: SG&A, inclusive of the provision for doubtful accounts, was $684.7 million, or 24.4% of net sales, in 2017 compared to $627.8 million, or 23.5% of net sales, in 2016. Within SG&A, acquisition-related integration and consulting costs totaled $10.7 million in 2017. Excluding these charges, SG&A was 24.0% of net sales in 2017 compared to 23.5% in the prior year, reflecting investments in SFS 2.0 growth initiatives moderated by continued tight cost management.
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

Corporate Overhead: The corporate overhead element of SG&A, which is not allocated to the business segments, amounted to $43.9 million, or 1.6% of net sales, in 2017 compared to $48.4 million, or 1.8% of net sales, in the corresponding period of 2016. The year-over-year change was primarily due to lower employee-related costs.

Other, net: Other, net amounted to $106.2 million in 2017 compared to $46.2 million in 2016. Excluding acquisition-related transaction costs of $40.0 million, other, net totaled $66.2 million in 2017. The year-over-year increase was primarily driven by a one-time environmental remediation charge of $17 million in the first quarter of 2017 relating to a legacy Black & Decker site.

Gain on Sales of Businesses: Gain on sales of businesses totaled $269.2 million in the first quarter of 2017 primarily relating to the sale of the majority of the Company's mechanical security businesses, as previously discussed.

Pension settlement: Pension settlement of $12.5 million in the first quarter of 2017 reflects losses previously reported in accumulated other comprehensive loss related to a non-U.S. pension plan for which the Company settled its obligation by purchasing an annuity and making lump sum payments to participants.

Interest, net: Net interest expense of $42.7 million in the first quarter of 2017 was relatively consistent with net interest expense of $41.5 million in the first quarter of 2016.

Income Taxes: The Company recognized income tax expense of $79.5 million for the three months ended April 1, 2017 resulting in an effective tax rate of 16.8%. The effective tax rate differs from the U.S. statutory tax rate primarily due to a portion of the Company’s earnings being realized in lower-taxed foreign jurisdictions and the utilization of U.S. tax attributes during the first quarter of 2017 due to the divestiture of the mechanical security businesses. Non-deductible transaction costs and other acquisition-related restructuring items partially offset the net tax benefits mentioned above for the three months ended April 1, 2017. Excluding the tax impact of the divestitures and acquisition-related charges in the first quarter of 2017, the effective rate is 25.0%.

The Company recognized income tax expense of $65.5 million for the first quarter of 2016, resulting in an effective tax rate of 25.8%. The effective tax rate differed from the U.S. statutory tax rate primarily due to a portion of the Company’s earnings being realized in lower-taxed foreign jurisdictions and the finalization of audit settlements.
Business Segment Results
The Company’s reportable segments are aggregations of businesses that have similar products, services and end markets, among other factors. The Company utilizes segment profit, which is defined as net sales minus cost of sales and SG&A inclusive of the provision for doubtful accounts (aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, other, net (inclusive of intangible asset amortization expense), restructuring charges, gain on sales of businesses, pension settlement and income taxes. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and the expense pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Refer to Note O, Restructuring Charges, for the amount of net restructuring charges attributable to each segment. The Company's operations are classified into three reportable business segments, which also represent its operating segments: Tools & Storage, Security and Industrial.
Tools & Storage:

	Year-to-Date
(Millions of Dollars)	2017	2016
Net sales	$1,854.5	$1,706.9
Segment profit	$287.3	$262.0
% of Net sales	15.5%	15.3%
Tools & Storage net sales increased $147.6 million, or 9%, in the first three months of 2017 compared to the first three months of 2016. Organic sales increased 6% primarily due to organic growth of 8% in North America, 6% in Europe, and 1% in emerging markets. New products, including sales from the DEWALT FlexVolt™ system, and strong commercial execution fueled share gains in North America which continues to benefit from a healthy underlying U.S. tool market. Improving conditions in the industrial channels also contributed to growth in the region. Europe's share gains continued with another quarter of above-market organic growth from new products and benefits from commercial actions, including an expanded retail footprint. Organic growth within the emerging markets, led by Latin America and Asia, was driven by the continued success of the Company's mid-price-point product releases as well as pricing actions. Acquisition sales from Newell Tools and Craftsman contributed 4% to overall sales growth in the first quarter of 2017, while foreign currency resulted in a 1% decrease.
Segment profit for the first quarter of 2017 was $287.3 million, or 15.5% of net sales, compared to $262.0 million, or 15.3% of net sales, in the corresponding 2016 period. Excluding acquisition-related charges of $17.3 million, segment profit amounted to 16.4% of net sales in the first quarter of 2017, compared to 15.3% of net sales in the first quarter of 2016. The increase in the segment profit rate was primarily due to volume leverage, productivity, and mix, which more than offset currency and commodity inflation.
Security:

	Year-to-Date
(Millions of Dollars)	2017	2016
Net sales	$478.5	$504.2
Segment profit	$50.9	$60.2
% of Net sales	10.6%	11.9%
Security net sales decreased $25.7 million, or 5%, in the first three months of 2017 compared to the first three months of 2016 as organic growth of 1% and small bolt-on electronic security acquisitions of 1% were more than offset by foreign currency declines of 1% and lower sales of 6% resulting from the sale of the majority of the mechanical security businesses. North America delivered solid 2% organic growth, its highest growth quarter since the second quarter of 2015, fueled primarily by higher automatic doors and healthcare volumes. Europe posted relatively flat organic growth as strength within the Nordics and UK was offset by weakness in France.
Security segment profit for the first quarter of 2017 was $50.9 million, or 10.6% of net sales, compared to $60.2 million, or 11.9% of net sales, in the corresponding 2016 period. Excluding acquisition-related charges of $0.2 million, segment profit amounted to 10.7% of net sales in the first quarter of 2017, compared to 11.9% in the first quarter of 2016. The year-over-year decrease in the segment profit rate reflects the impact of the sale of the majority of the Company's mechanical security businesses, growth investments and channel/country mix. The segment profit rate would have been approximately 11.4% inclusive of a full quarter's results of the divested mechanical security businesses.
Industrial:

	Year-to-Date
(Millions of Dollars)	2017	2016
Net sales	$472.6	$461.0
Segment profit	$86.3	$76.0
% of Net sales	18.3%	16.5%
Industrial net sales increased $11.6 million, or 3%, in the first three months of 2017 compared to the first three months of 2016, due to a 5% increase in volume partially offset by a 1% decrease in both price and foreign currency. Engineered Fastening organic revenues increased 4%, exceeding expectations for the quarter, as strong automotive system volumes more than offset weaker industrial and electronics volumes. Infrastructure organic revenues were up 2% as higher Hydraulic Tools volumes, driven by successful commercial actions and improved market conditions, more than offset flat Oil & Gas volumes.
Industrial segment profit for the first quarter of 2017 was $86.3 million, or 18.3% of net sales, compared to $76.0 million, or 16.5% of net sales, in the corresponding 2016 period, as volume leverage, productivity gains and cost control more than offset the impact of currency.

RESTRUCTURING ACTIVITIES
A summary of the restructuring reserve activity from December 31, 2016 to April 1, 2017 is as follows:

(Millions of Dollars)	December 31, 2016	Net Additions	Usage	Currency	April 1, 2017
Severance and related costs	$21.4	$11.8	$(9.0)	$0.3	$24.5
Facility closures and asset impairments	14.2	4.0	(3.8)	—	14.4
Total	$35.6	$15.8	$(12.8)	$0.3	$38.9
For the three months ended April 1, 2017, the Company recognized net restructuring charges of $15.8 million reflecting $11.8 million of net severance charges associated with the reduction of approximately 180 employees and $4.0 million of facility closure and other restructuring costs. The Company expects these restructuring actions to result in annual net cost savings of approximately $12 million by the end of 2018, primarily in the Security and Tools & Storage segments.
The majority of the $38.9 million of reserves remaining as of April 1, 2017 is expected to be utilized within the next 12 months.
Segments: The approximately $16 million of net restructuring costs for the three months ended April 1, 2017 includes: $6 million pertaining to the Tools & Storage segment; $7 million pertaining to the Security segment; and $3 million pertaining to the Industrial segment.

FINANCIAL CONDITION
Liquidity, Sources and Uses of Capital: The Company’s primary sources of liquidity are cash flows generated from operations and available lines of credit under various credit facilities.
Operating Activities: Cash flows used in operations were $145.6 million in the first three months of 2017 compared to $93.1 million in the corresponding period of 2016. Operating cash flows were negatively impacted by acquisition-related payments of $30.0 million in the first quarter of 2017. Outflows from working capital (accounts receivable, inventory, accounts payable and deferred revenue) were $410.2 million in the first quarter of 2017 compared to $268.0 million in the first quarter of 2016. The increase in working capital cash outflows was primarily driven by higher inventory purchases, particularly in the Tools & Storage segment, and higher accounts receivables as a result of strong organic growth in the first quarter of 2017, partially offset by higher payable balances.

Free Cash Flow: Free cash flow, in line with normal seasonality, was an outflow of $210.3 million in 2017 compared to $158.0 million in 2016. Management considers free cash flow an important indicator of its liquidity, as well as its ability to fund future growth and provide a dividend to shareowners. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

	Year-to-Date
(Millions of Dollars)	2017	2016
Net cash used in operating activities	$(145.6)	$(93.1)
Less: capital and software expenditures	(64.7)	(64.9)
Free cash outflow	$(210.3)	$(158.0)

Based on its potential to generate cash flow from operations on an annual basis and its credit position at April 1, 2017, the Company continues to believe over the long term it has the financial flexibility to deploy capital to its shareowners’ advantage through a combination of acquisitions, dividends and potential future share repurchases.

Investing Activities: Cash flows used in investing activities totaled $1.719 billion in the first quarter of 2017 primarily due to business acquisitions of $2.435 billion and capital and software expenditures of $64.7 million, partially offset by net cash proceeds from sales of businesses of $744.8 million. Cash flows used in investing activities totaled $81.7 million in the first quarter of 2016, which mainly consisted of capital and software expenditures of $64.9 million.

Financing Activities: Cash flows provided by financing activities totaled $1.073 billion in the first quarter of 2017 mainly due to $1.157 billion in net short-term borrowings under the Company's commercial paper program primarily to fund acquisitions, partially offset by $86.7 million of cash dividend payments. Cash flows provided by financing activities in the first quarter of 2016 were $44.5 million primarily due to $481.2 million of net proceeds from short-term borrowings under the Company's commercial paper program, partially offset by $361.4 million of share repurchases and $79.6 million of cash payments for dividends.
Credit Ratings & Liquidity:

The Company maintains strong investment grade credit ratings from the major U.S. rating agencies on its senior unsecured debt (S&P A, Fitch A-, Moody's Baa1), as well as its commercial paper program (S&P A-1, Fitch F2, Moody's P-2). There have been no changes to any of the ratings during the first quarter of 2017. Failure to maintain strong investment grade rating levels could adversely affect the Company’s cost of funds, liquidity and access to capital markets, but would not have an adverse effect on the Company’s ability to access committed credit facilities.

Cash and cash equivalents totaled $378 million as of April 1, 2017, comprised of $48 million in the U.S. and $330 million in foreign jurisdictions. As of December 31, 2016, cash and cash equivalents totaled $1.132 billion, which was predominantly held in foreign jurisdictions. Concurrent with the Black & Decker merger, the Company made a determination to repatriate certain legacy Black & Decker foreign earnings, on which U.S. income taxes had not previously been provided. As a result of this repatriation decision, the Company has recorded approximately $257 million and $261 million of associated deferred tax liabilities at April 1, 2017 and December 31, 2016, respectively. Current plans and liquidity requirements do not demonstrate a need to repatriate other foreign earnings. Accordingly, all other undistributed foreign earnings of the Company are considered to be permanently reinvested, or will be remitted substantially free of additional tax, consistent with the Company’s overall growth strategy internationally, including acquisitions and long-term financial objectives. No provision has been made for taxes that might be payable upon remittance of these undistributed foreign earnings. However, should management determine at a later point to repatriate additional foreign earnings, the Company would be required to accrue and pay taxes at that time.
In January 2017, the Company amended its existing $2.0 billion commercial paper program to increase the maximum amount of notes authorized to be issued to $3.0 billion and to include Euro denominated borrowings in addition to U.S. Dollars. As of April 1, 2017, the Company had $1.2 billion of borrowings outstanding against the Company’s $3.0 billion commercial paper program, of which $961.7 million in Euro denominated commercial paper was designated as a Net Investment Hedge as described in more detail in Note I, Financial Instruments. At December 31, 2016, the Company had no commercial paper borrowings outstanding.
In January 2017, the Company executed a 364-day $1.3 billion committed credit facility (the "2017 Credit Agreement"). The 2017 Credit Agreement consists of a $1.3 billion revolving credit loan and a sub-limit of an amount equal to the Euro equivalent of $400 million for swing line advances. Borrowings under the 2017 Credit Agreement may be made in U.S. Dollars or Euros, pursuant to the terms of the agreement, and bear interest at a floating rate dependent on the denomination of the borrowing. Repayments must be made by January 17, 2018 or upon an earlier termination of the 2017 Credit Agreement at the election of the Company. The 2017 Credit Agreement serves as a liquidity back-stop for the Company’s $3.0 billion U.S. Dollar and Euro commercial paper program, also authorized and amended in January 2017, as discussed above. As of April 1, 2017, the Company had not drawn on this commitment.

The Company has a five-year $1.75 billion committed credit facility (the “Credit Agreement”). Borrowings under the Credit Agreement may include U.S. Dollars up to the $1.75 billion commitment or in Euro or Pounds Sterling subject to a foreign currency sub-limit of $400.0 million and bear interest at a floating rate dependent upon the denomination of the borrowing. Repayments must be made on December 18, 2020 or upon an earlier termination date of the Credit Agreement, at the election of the Company. The Credit Agreement is designated to be a liquidity back-stop for the Company's $2.0 billion commercial paper program. As of April 1, 2017 and December 31, 2016, the Company has not drawn on this commitment.

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

OTHER MATTERS
Critical Accounting Estimates: There have been no significant changes in the Company’s critical accounting estimates during the first quarter of 2017. Refer to the “Other Matters” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended December 31, 2016 for a discussion of the Company’s critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no significant change in the Company’s exposure to market risk during the first quarter of 2017. Refer to the “Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended December 31, 2016 for further discussion.

ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of management, including the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer have concluded that, as of April 1, 2017, the Company’s disclosure controls and procedures are effective. There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. In March 2017, the Company acquired Newell Tools for approximately $1.84 billion. Management's assessment of, and conclusion on, the effectiveness of internal control over financial reporting excludes the internal controls of Newell Tools. As part of the ongoing integration activities, the Company will complete an assessment of existing controls and incorporate its controls and procedures into Newell Tools.

CAUTIONARY STATEMENT
Under the Private Securities Litigation Reform Act of 1995

Statements in this Quarterly Report on Form 10-Q that are not historical, including but not limited to those regarding the Company’s ability to: (i) generate greater than 20% of annual revenues from emerging markets over time; (ii) double its size to $22 billion in revenue by 2022 while expanding its margin rate; (iii) achieve full year 2017 EPS of approximately $7.95 - $8.15 ($7.08 - $7.28 on an adjusted basis); (iv) achieve free cash flow conversion of approximately 100% for 2017; and (v) over time, return approximately 50% of free cash flow to shareholders through a strong and growing dividend, as well as opportunistically repurchasing its shares, with the remaining free cash flow (approximately 50%) deployed toward acquisitions; (collectively, the “Results”) are “forward-looking statements” and subject to risk and uncertainty.

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

The Company’s ability to deliver the Results is dependent, or based, upon: (i) continued improved results from the Company’s Industrial businesses; (ii) the Company’s ability to invest in product, brand and commercialization of the Craftsman brand in previously underpenetrated channels, enhance innovation and add manufacturing jobs in the U.S. to support growth; (iii) the Company’s ability to successfully integrate Newell Tools while remaining focused on its diversified industrial portfolio strategy; (iv) the Company’s ability to deliver slightly higher overall organic growth resulting in incremental earnings per share of approximately $0.08; (v) the Company’s ability to achieve incremental cost and productivity actions of approximately $0.10 per share and limit the impact of higher environmental charges included in “Other, net” to approximately negative $0.08 per share; (vi) commodity inflation combined with foreign exchange headwinds being approximately $100-$105 million in 2017; (vii) core (non-M&A) restructuring charges being approximately $50 million in 2017 (inclusive of the 1Q 2017 pension settlement of approximately $13 million), and 2017 tax rate relatively consistent with the 2016 levels; (viii) the successful identification, completion and integration of, and realization of cost and revenue synergies associated with, acquisitions, as well as integration of existing businesses and formation of new business platforms; (ix) the continued acceptance of technologies used in the Company’s products and services (including the new DEWALT FlexVolt™ product); (x) the Company’s ability to manage existing Sonitrol franchisee and Mac Tools relationships; (xi) the Company’s ability to minimize costs associated with any sale or discontinuance of a business or product line, including any severance, restructuring, legal or other costs; (xii) the proceeds realized with respect to any business or product line disposals; (xiii) the extent of any asset impairments with respect to any businesses or product lines that are sold or discontinued; (xiv) the success of the Company’s efforts to manage freight costs, steel and other commodity costs as well as capital expenditures; (xv) the Company’s ability to sustain or increase prices in order to, among other things, offset or mitigate the impact of steel, freight, energy, non-ferrous commodity and other commodity costs and any inflation increases and/or currency impacts; (xvi) the Company’s ability to generate free cash flow and maintain a strong debt to capital ratio; (xvii) the Company’s ability to identify and effectively execute productivity improvements and cost reductions, while minimizing any associated restructuring charges; (xviii) the Company’s ability to obtain favorable settlement of tax audits; (xix) the ability of the Company to generate earnings sufficient to realize future income tax benefits during periods when temporary differences become deductible, including realizing tax credit carry forward amounts within the allowable carry forward periods; (xx) the continued ability of the Company to access credit markets under satisfactory terms; (xxi) the Company’s ability to negotiate satisfactory price and payment terms under which the Company buys and sells goods, services, materials and products; (xxii) the Company’s ability to successfully develop, market and achieve sales from new products and services; and (xxiii) the availability of cash to repurchase shares when conditions are right.

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

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors as disclosed in the Company’s Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on February 15, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended April 1, 2017:

2017	(a) Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Program	(b) Maximum Number Of Shares That May Yet Be Purchased Under The Program
January 1 - February 4	2,030	$117.13	—	10,000,000
February 5 - March 4	97,037	126.24	—	10,000,000
March 5 - April 1	8,042	132.66	—	10,000,000
	107,109	$126.55	—	10,000,000

(a)
The shares of common stock in this column were deemed surrendered to the Company by participants in various benefit plans of the Company to satisfy the participants’ taxes related to vesting or delivery of time-vesting restricted share units under those plans.

(b)
On July 23, 2014, the Board of Directors approved a new repurchase of up to 25 million shares of the Company's common stock. As of April 1, 2017, the remaining authorized shares for repurchase is 10.0 million shares. Furthermore, approximately 3.6 million shares are reserved for purchase in connection with the forward share purchase contract entered into in March 2015, which obligates the Company to pay $350.0 million plus additional amounts related to the forward component of the contracts to the financial institution counterparties not later than April 2019 or earlier at the Company's option. Refer to Note J, Equity Arrangements, of the Notes to (Unaudited) Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further discussion.

ITEM 6. EXHIBITS

(3.1)	Revised Amended & Restated ByLaws.

(10.1)
364-Day Credit Agreement, made as of January 18, 2017 among Stanley Black & Decker, Inc., the initial lenders named therein and Citibank, N.A. as administrative agent for the Lenders (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 19, 2017).

(10.2)	The Stanley Black & Decker, Inc. 2017 Management Incentive Compensation Plan.

(11)
Statement re-computation of per share earnings (the information required to be presented in this exhibit appears in Note C to the Company’s (Unaudited) Condensed Consolidated Financial Statements set forth in this Quarterly Report on Form 10-Q).

(31)(i)(a)	Certification by President and Chief Executive Officer pursuant to Rule 13a-14(a).

(i)(b)	Certification by Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a).

(32)(i)	Certification by President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(ii)	Certification by Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following materials from Stanley Black & Decker Inc.'s Quarterly Report on Form 10-Q for the quarter ended April 1, 2017, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations and Comprehensive Income for the three months ended April 1, 2017 and April 2, 2016; (ii) Condensed Consolidated Balance Sheets at April 1, 2017 and December 31, 2016; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended April 1, 2017 and April 2, 2016; and (iv) Notes to (Unaudited) Condensed Consolidated Financial Statements**.

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

STANLEY BLACK & DECKER, INC.

Date:	April 24, 2017	By:	/s/ DONALD ALLAN, JR.
Donald Allan, Jr.
Executive Vice President and Chief Financial Officer